Form 10-K
period 2008-12-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2009-02-27
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of voting shares (based on the closing price of those shares listed on the New York Stock Exchange and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates of the Registrant as of June 30, 2008, was $4,114,533,852.

As of February 27, 2009, 8,854,163 common shares, par value of $1.00 per share, were outstanding (which includes 90,120 restricted common shares that were not vested at such date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Registrant’s Annual General Meeting of Members scheduled to be held June 4, 2009 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of U.S.-based property and casualty insurance companies (collectively “OneBeacon”), most of which operate in a multi-company pool. OneBeacon offers a wide range of specialty, commercial and personal products and services sold primarily through select independent agents and brokers. During the fourth quarter of 2006, White Mountains sold 27.6 million, or 27.6%, of OneBeacon Ltd.’s common shares in an initial public offering (the “OneBeacon Offering”). As of December 31, 2008 and 2007, White Mountains owned 75.5% and 72.9% of OneBeacon Ltd.’s outstanding common shares.

The White Mountains Re segment consists of White Mountains Re Ltd., an exempted Bermuda limited liability company, and its subsidiaries (collectively, “White Mountains Re”). White Mountains Re offers reinsurance capacity for property, casualty, accident & health, agriculture, aviation and space, and certain other exposures on a worldwide basis through its subsidiaries, White Mountains Reinsurance Company of America (“WMRe America”), which was formerly known as Folksamerica Reinsurance Company, Sirius International Insurance Corporation (“WMRe Sirius”) and White Mountains Re Bermuda Ltd. (“WMRe Bermuda”). White Mountains Re also includes Scandinavian Reinsurance Company, Ltd. (“Scandinavian Re”), which is in run-off, and the consolidated results of the Tuckerman Capital II, LP fund (“Tuckerman Fund II”), which was transferred to White Mountains Re from Other Operations, effective June 30, 2008.

The Esurance segment consists of Esurance Holdings, Inc., its subsidiaries and Answer Financial Inc. (“Answer Financial”) (collectively, “Esurance”). Esurance sells personal auto insurance directly to customers online and through select online agents.  Answer Financial, which White Mountains acquired during 2008, is a personal insurance agency selling online and in call centers.

White Mountains’ Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), its weather risk management business, Galileo Weather Risk Management Ltd. and Galileo Weather Risks Advisors Limited (collectively, “Galileo”), its variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd. (“WM Life Re”), as well as the International American Group, Inc. (the “International American Group”) and its subsidiaries, which were disposed in October 2008. The Other Operations segment also includes White Mountains’ investments in Lightyear Delos Acquisition Corp. (“Delos”), common shares and warrants to purchase common shares of Symetra Financial Corporation (“Symetra”), and the consolidated results of the Tuckerman Capital, LP fund (“Tuckerman Fund I”) and Tuckerman Fund II until its transfer to White Mountains Re, effective June 30, 2008.

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

ONEBEACON

OneBeacon, whose United States headquarters is in Canton, Massachusetts, is a property and casualty insurance writer that provides a range of specialty insurance products as well as a variety of segmented commercial and personal insurance products. With roots dating back to 1831, OneBeacon has been operating for more than 175 years and has many long-standing relationships with independent agencies, which constitute its primary distribution channel. At December 31, 2008 and 2007, OneBeacon had $7.9 billion and $9.5 billion of total assets and $1.2 billion and $1.9 billion of shareholders’ equity. At December 31, 2008 and 2007, White Mountains reported $284 million and $517 million of minority interest related to its ownership in OneBeacon. OneBeacon wrote approximately $2.0 billion and $1.9 billion in net written premiums in 2008 and 2007.

The following table presents the financial strength ratings assigned to OneBeacon’s principal insurance operating subsidiaries:

	A.M. Best(1)	Standard & Poor’s(2)	Moody’s(3)	Fitch(4)
Rating	“A” (Excellent)	“A” (Strong)	“A2” (Good)	“A” (Strong)
Outlook	Stable	Negative	Stable	Stable

(1)          “A” is the third highest of fifteen financial strength ratings assigned by A.M. Best Company (“A.M. Best”).

(2)          “A” is the sixth highest of twenty-one financial strength ratings assigned by Standard & Poor’s (“S&P”).

(3)          “A2” is the sixth highest of twenty-one financial strength ratings assigned by Moody’s Investor Service (“Moody’s”).

(4)          “A” is the sixth highest of twenty-one financial strength ratings assigned by Fitch Ratings (“Fitch”).

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

OneBeacon derives substantially all of its revenues from earned premiums, investment income and net realized and unrealized gains and losses on investment securities. Earned premiums represent premiums received from insureds, which are recognized as revenue over the period of time that insurance coverage is provided (i.e., ratably over the life of the policy). A significant period of time normally elapses between the receipt of insurance premiums and the payment of insurance claims. During this time, investment income is generated, consisting primarily of interest earned on fixed maturity investments and dividends earned on equity securities. Effective January 1, 2008, OneBeacon elected to report unrealized gains and losses on investments through income as a component of revenues. Prior to that, unrealized gains and losses were recorded directly to shareholders’ equity as a component of other comprehensive income.

Insurance companies incur a significant amount of their total expenses from policyholder losses, which are commonly referred to as “claims”. In settling policyholder losses, various loss adjustment expenses (“LAE”) are incurred, such as insurance adjusters’ fees and litigation expenses. In addition, insurance companies incur policy acquisition expenses, such as commissions paid to agents and premium taxes, and other expenses related to the underwriting process, including their employees’ compensation and benefits.

The key measure of relative underwriting performance for an insurance company is the combined ratio. An insurance company’s combined ratio under accounting principles generally accepted in the United States (“GAAP”) is calculated by adding the ratio of incurred loss and LAE to earned premiums (the “loss and LAE ratio”) and the ratio of policy acquisition and other underwriting expenses to earned premiums (the “expense ratio”). A combined ratio under 100% indicates that an insurance company is generating an underwriting profit. However, when considering investment income and investment gains or losses, insurance companies operating at a combined ratio of greater than 100% can be profitable.

Lines of Business

OneBeacon’s business is managed through three major underwriting units: specialty lines, commercial lines and personal lines. OneBeacon’s specialty lines businesses are national in scope, while its commercial lines products are available in select territories throughout the United States and personal lines are exclusively available in the eight Northeastern states (the New England states, New York and New Jersey). OneBeacon also has run-off business, which primarily consists of national accounts, certain specialty programs and regional agency business transferred to Liberty Mutual Insurance Group (“Liberty Mutual”) effective November 1, 2001.

For the twelve months ended December 31, 2008, 2007 and 2006, OneBeacon’s net written premiums by line of business were as follows:

Net written premiums by line of business	Year Ended December 31,
Millions	2008	2007	2006
Specialty	$621.9	$440.3	$433.9
Commercial	722.1	733.4	722.0
Personal	618.7	690.4	800.6
Run-off	.4	.3	1.1
Total	$1,963.1	$1,864.4	$1,957.6

Specialty lines

OneBeacon’s specialty lines underwriting unit is a collection of niche businesses that focus on solving the unique needs of particular customer groups on a national scale. Each of these businesses maintains stand-alone operations and distribution channels targeting their specific customer groups. OneBeacon’s specialty lines businesses provide distinct products and offer tailored coverages and services, managed by teams of market specialists. OneBeacon’s specialty lines businesses include:

•                  OneBeacon Professional Partners (“OBPP”):  Formed in 2002, OBPP specializes in professional liability insurance products for an increasingly broad range of industry groups. OBPP’s original focus on health-care related liability insurance continues while expansion into non-health-care related liability insurance segments has increased over the last four years. Medical liability insurance for health-care industry segments, including hospitals, physician groups, managed care organizations, long-term care facilities and other non-hospital medical facilities, represents the most significant share of OBPP’s business. Additionally, OBPP offers stop loss insurance to certain health-care providers through its provider excess insurance and HMO reinsurance products. Errors and omissions liability insurance coverage is also provided to business segments including law firms, in-house counsel, realtors and media organizations. Management liability coverage, specifically directors and officers and employment practices insurance, is offered on a limited basis to some of the business segments noted above. Underwriting, claims and risk control services are managed internally. OBPP’s policies are primarily issued on a “claims made” basis, which covers losses reported during the time period when a liability policy is in effect, regardless of when the event causing the claim actually occurred.

•                  International Marine Underwriters (“IMU”):  A leading provider of marine insurance, this business traces its roots back to the early 1900s. IMU coverages include physical damage or loss and general liability for cargo and commercial hull, both at primary and excess levels. IMU also offers coverage for marinas, including a “package” product with comprehensive property and liability coverage, and yachts.  The offerings were strengthened by IMU’s acquisition in October 2006 of yacht-specialist National Marine Underwriters, Inc., a yacht insurance managing general agency.  IMU does not offer offshore energy products. Target customers include ferry operators and charter boats (hull), marina operators and boat dealers (package product) and private-pleasure yachts with hull values of less than $1 million.

•                  A.W.G. Dewar (“Dewar”):  A leading provider of tuition reimbursement insurance since 1930, Dewar’s product protects both schools and parents from the financial consequences of a student’s withdrawal or dismissal from school. The tuition refund plan reimburses parents up to 100% of tuition and room and board fees when a student is obliged to leave school due to covered reasons, such as medical or expulsion. Dewar provides customized policies to independent schools and colleges in North America.

•                  Specialty Accident and Health (“A&H”):  Formed in November 2006, this group provides accident insurance, principally to employer groups (mid-sized organizations to Fortune 1000 companies), associations and other affinity groups. A&H’s products include corporate accident, travel accident and occupational accident coverage, which is primarily targeted to the trucking industry. In the fourth quarter of 2008, A&H launched OneBeacon Services to provide employer and other affinity groups with access to a suite of services to help manage today’s emerging issues. Services include a discounted prescription drug program, identity theft resolution services and travel assistance services. The A&H group distributes products through independent agents and brokers and selectively markets directly to customers.

•                  OneBeacon Government Risks (“OBGR”):  Formed in March 2007, this group offers property and casualty products for government entities. The products include automobile, property, general liability and professional liability coverages. The professional liability offerings consist of law enforcement, public officials and employment practice coverage. Markets served include cities, towns, townships, counties, transit authorities, government agencies, special districts and pools (groups of public entities). OBGR strategically distributes its products through agents and brokers.

•                  Specialty Collector Car and Boat:  In the second quarter of 2008, OneBeacon began to provide property and casualty insurance solutions through an exclusive partnership with Hagerty Insurance Agency and Hagerty Classic Marine Insurance Agency (“Hagerty”), the nation’s premier collector car and classic boat agencies. Hagerty’s specialty services include collector car and wooden boat insurance, vehicle valuation, financing and roadside assistance, as well as a variety of useful information resources. Its Hagerty Plus community of collector-car enthusiasts has over 280,000 members. Hagerty works proactively on hobby advocacy and supports the Collectors Foundation, a nonprofit organization formed by Hagerty and dedicated to the preservation of the hobby.

•                  Entertainment Brokers International Insurance Services (“EBI”):  Acquired in the third quarter of 2008, EBI provides specialized commercial insurance products, including professional liability coverages, for the entertainment, sports and leisure industries. EBI continues to operate as a managing agency with a network of 500 independent agents and brokers. EBI also operates a brokerage operation offering excess workers compensation coverages and a high value homeowners product.

Each of these businesses maintains stand-alone operations and distribution channels targeting their specific customer groups. OneBeacon’s specialty lines include several businesses focused on smaller property-casualty insurance segments where particular expertise and relationships with similarly focused distribution partners has resulted historically in strong operating results. These businesses maintain their competitive advantage through a deep knowledge of their respective customers and markets.

For the twelve months ended December 31, 2008, 2007 and 2006, OneBeacon’s specialty lines net written premiums were as follows:

Specialty lines net written premiums	Year Ended December 31, (1)
Millions	2008	2007	2006
OBPP	$239.9	$213.9	$179.3
IMU	157.0	158.6	139.9
Specialty collector car and boat	110.0	—	—
Other on-going specialty lines	115.0	67.8	50.0
Total on-going specialty lines	621.9	440.3	369.2
Agri(2)	—	—	64.7
Total specialty lines	$621.9	$440.3	$433.9

(1)      In the first quarter of 2008, OneBeacon began to include Community Banks within commercial lines. Community Banks was formerly reported in specialty lines. Prior periods have been reclassified to conform to the current presentation.

(2)      OneBeacon sold the renewal rights to its Agri division policies on September 29, 2006.

Commercial lines

OneBeacon’s specialized approach to commercial lines features a suite of customized products and services that target certain industry groups supported by teams of seasoned underwriting, risk control and claims specialists. This targeted industry focus has resulted in favorable loss ratios and strong customer retention levels. In recent years, OneBeacon has continued to selectively expand into new geographic territories that align well with its targeted approach. OneBeacon’s commercial lines products include:

•                  Multi-peril: a package policy sold to small to mid-sized insureds or to members of trade associations or other groups that includes general liability and property insurance.

•                  Automobile: physical damage and liability coverage. Automobile physical damage insurance covers loss or damage to vehicles from collision, vandalism, fire, theft or other causes. Automobile liability insurance covers bodily injury of others, damage to their property and costs of legal defense resulting from a collision caused by the insured.

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

•                  General Liability: covers businesses for any liability resulting from bodily injury and property damage arising from general business operations, accidents on a premises and products manufactured or sold.

•                  Umbrella: supplements existing insurance policies by covering losses from a broad range of insurance risks in excess of coverage provided by the primary insurance policy up to a specified limit.

OneBeacon’s commercial lines underwriting unit is comprised of middle-market and small-business divisions.

Middle market:

OneBeacon’s commercial lines middle-market business division targets select industry segments through its suite of @vantage products. OneBeacon’s middle-market customers typically produce annualized gross premiums ranging from $25,000 to $1,000,000 and principally purchase “package” policies (combination policies offering property and liability coverage). OneBeacon targets 15 distinct customer groups with a primary focus on technology and financial services, as well as property and inland marine product offerings and excess property solutions. OneBeacon also produces some standard commercial business that is not targeted to a specific industry group. By partnering with OneBeacon’s specialty lines businesses, OneBeacon’s middle-market business can deliver a seamless, comprehensive OneBeacon solution, which management believes is a competitive advantage for OneBeacon and for its agents. Middle-market business is produced through regional and national agencies and brokers, and also provides excess property solutions primarily through surplus lines wholesalers. OneBeacon places particular emphasis on the following target segments and products:

•                  Technology: OneBeacon’s target technology customer groups include hardware manufacturers, software companies, and telecommunications service providers with annual revenues up to $1 billion and fewer than 500 employees. OneBeacon’s custom @vantage for Technology policies provide coverages for technology customers’ unique needs including specialized professional liability such as data privacy, communications and errors and omissions liability, both domestically and internationally. Within the technology segment OneBeacon specializes further with a product tailored for medical technology customers available on a claims-made or occurrence basis and that also provides protection worldwide. Within this class OneBeacon targets medical device manufacturers and operations.

•                  Financial services: This segment targets a broad range of financial services companies including credit unions, investment advisors, securities broker/dealers, insurance companies and commercial banks. Through its @vantage for Financial Services product, OneBeacon provides customers with broad property and general liability protection. For community banks with under $3 billion in assets, OneBeacon augments its property and general liability protection with specialized professional liability coverages.

•                  Property and inland marine: In this segment, OneBeacon offers a broad selection of products and services with a concentration in three key areas: construction, fine arts and transportation. OneBeacon’s approach is to provide solutions that are creative and tailored to fit its customers’ needs with broad coverage forms, specialized risk control and claims handling. OneBeacon’s target customers additionally benefit from OneBeacon’s partnerships with job site and equipment theft prevention firms and fine arts appraisal and risk management organizations.

•                  OneBeacon Specialty Property (“OBSP”):  OBSP provides excess property protection against certain damages over and above those covered by primary policies or a large self-insured retention. Target classes include apartments and condominiums, commercial real estate, small-to-medium manufacturing, retail/wholesale and public entity and educational institutions. OBSP targets customers with low catastrophe-exposed risks. OneBeacon’s excess property solutions are provided primarily through surplus lines wholesalers in all 50 states and the District of Columbia.

Small business:

OneBeacon’s commercial lines small business division focuses on certain industry classes through its comprehensive business owners OnePac policy. OneBeacon targets 14 general industry groups as well as some association and affinity group businesses that provide a highly competitive solution for select agents. Coverages include automobile, workers compensation and umbrella augmented with customized coverages and limits aligned to OneBeacon’s target classes. Small business customers typically generate annualized premiums ranging from $500 to $25,000. Small business is produced through regional and national agencies as well as aggregators representing smaller local agencies. OneBeacon’s proprietary web platform, which expedites underwriting at the point of sale, enables growth in its newer territories while limiting the need for infrastructure. OneBeacon’s small business service center provides customer administration for enrolled agents.

For the years ended December 31, 2008, 2007 and 2006, commercial lines net written premiums were as follows:

Commercial lines net written premiums	Year Ended December 31, (1)
Millions	2008	2007	2006
Middle market	$566.6	$595.6	$619.7
Small business	155.5	137.8	102.3
Total commercial lines	$722.1	$733.4	$722.0

(1) In the first quarter of 2008, OneBeacon began to include Community Banks within commercial lines. Community Banks was formerly reported in specialty lines. Prior periods have been reclassified to conform to the current presentation.

Personal Lines

OneBeacon’s personal lines underwriting unit provides a comprehensive suite of personal insurance products sold through select independent agents with a focus on eight Northeastern states. OneBeacon’s personal lines products include:

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

OneBeacon’s personal lines underwriting unit is comprised of traditional personal lines and AutoOne Insurance (“AutoOne”).

Traditional personal lines:

Within traditional personal lines, in addition to automobile, homeowners and package policy offerings, OneBeacon also includes management services provided to reciprocal insurance exchanges and the consolidation of the reciprocal insurance exchanges described below.

•                  Traditional personal lines excluding reciprocals: To maintain a high degree of flexibility, in 2004 OneBeacon created a highly segmented product suite, called OneChoice. OneChoice is a multi-tiered product suite that enables OneBeacon to offer a broader range of coverages to a full spectrum of customers through more sophisticated pricing models that have a greater statistical correlation between historical loss experience and price than traditional pricing models. This product suite offers both automobile and homeowners coverages as well as package policies such as OneChoice CustomPac, OneBeacon’s flagship package policy. OneChoice products rely on multiple, objective pricing tiers and rules-based underwriting that enable agents to offer OneBeacon solutions to a broad array of their customers and increase its market penetration. OneBeacon regularly refines its product features and rating plans to optimize target market production. Ease of use is a critical aspect of this business. Investments in technology have provided opportunities for agents to access OneChoice through either OneBeacon’s web-based proprietary agent portal or through comparative raters. OneBeacon believes that the availability of multiple channels to access its product offerings provides increased opportunities for new business.

•                  Reciprocals:  OneBeacon provides management services for a fee to three reciprocal insurance exchanges, which OneBeacon refers to as reciprocals. The reciprocals offer the OneChoice product as described above. OneBeacon created and capitalized these reciprocals by lending them funds in exchange for surplus notes. Reciprocals are policyholder-owned insurance carriers organized as unincorporated associations. OneBeacon has no ownership interest in these reciprocals. As required by GAAP, White Mountains’ consolidated financial statements reflect the consolidation of these reciprocals. See Note 18—“Variable Interest Entities” of the accompanying consolidated financial statements. In the long term, as the reciprocals produce positive operating results and/or as third-party capital is invested, OneBeacon expects to derive value from reduced volatility in its year-to-year underwriting results. Further, OneBeacon will generate steady fee income for the various management services it provides to these associations and will receive the repayment of principal and interest on the surplus notes.

AutoOne:

AutoOne is a market leader in “assigned risk” business in New York. Assigned risk plans provide automobile insurance for individuals unable to secure coverage in the voluntary market. Insurance carriers are obliged to accept future assignments from state assigned risk pools as a condition of maintaining a license to write automobile business in the state. However, carriers may satisfy their assigned risk obligation by buying out of their assignments through an agreement with an approved Assigned Risk Servicing Company or limit their assignments through the purchase and transfer of “credits” (for example, take-out, territorial and youthful driver credits). AutoOne offers services known as Limited Assignment Distribution (“LAD”) and Commercial Limited Assignment Distribution (“CLAD”) and credit programs to insurance carriers. AutoOne provides 28 LAD and CLAD programs in 21 states and the District of Columbia where assigned risk obligations may be assumed by a servicing carrier under a negotiated fee arrangement.

AutoOne also writes “voluntary take-out business” (policies “taken out” of the assigned risk pool and written in the voluntary market) by selecting policies from the assigned risk business it has assumed for its clients and from select insurance brokers that replace their clients’ assigned risk policies with AutoOne policies. AutoOne receives credits for all premium taken out of the assigned risk plan which it can use either to reduce its future assigned risk obligations or sell to other carriers that can use the credits to reduce their own quota obligations. In 2008, AutoOne wrote more take-out business than all other carriers in New York combined and all of its take-out credits were sold to other carriers to reduce their assigned risk quota obligations.

For the years ended December 31, 2008, 2007 and 2006, personal lines net written premiums were as follows:

Personal lines net written premiums	Year Ended December 31,
Millions	2008	2007	2006
Traditional excluding reciprocals	$296.4	$338.0	$492.7
Reciprocals	203.2	221.3	93.2
Traditional personal lines	499.6	559.3	585.9
AutoOne	119.9	134.6	222.6
Other(1)	(.8)	(3.5)	(7.9)
Total personal lines	$618.7	$690.4	$800.6

(1) Represents elimination between traditional personal lines and AutoOne.

Run-off

Run-off primarily consists of national accounts, certain specialty programs and regional agency business transferred to Liberty Mutual effective November 1, 2001. Beginning in 2001, national accounts and certain specialty programs were discontinued. On November 1, 2001, OneBeacon transferred its regional agency business, agents and operations in 42 states and the District of Columbia to Liberty Mutual pursuant to a renewal rights agreement (the “Liberty Agreement”). The operating results and cash flows of policies renewed from November 1, 2001 through October 31, 2003 pursuant to the Liberty Agreement were shared between Liberty Mutual and OneBeacon. The Liberty Agreement pro-rated results so that OneBeacon assumed approximately two-thirds of the operating results from renewals through October 31, 2002 and approximately one-third of the operating results from renewals through October 31, 2003. The renewal rights under the Liberty Agreement expired on October 31, 2003. OneBeacon continues to manage claims from the discontinued national accounts and specialty programs business as well as the claims related to the business that was subject to the Liberty Agreement.

Geographic Concentration

OneBeacon’s net written premiums are derived solely from business produced in the United States. Business from specialty, personal and commercial lines was produced in the following states:

	Year Ended December 31,
Net written premiums by state	2008	2007	2006
New York	21%	22%	27%
Massachusetts	14	16	17
California	9	8	9
New Jersey	8	8	8
Connecticut	6	6	5
Maine	5	6	6
Other(1)	37	34	28
Total	100%	100%	100%

(1) No individual state is greater than 3% of specialty, personal or commercial net written premiums for the years ended December 31, 2008, 2007 and 2006.

Marketing and Distribution

OneBeacon offers its products through a network comprised of independent agents, regional and national brokers and wholesalers. OneBeacon’s distribution relationships consist of approximately 3,500 select agencies and brokers. In recent years, OneBeacon has expanded its distribution channels to include select managing general agencies (“MGAs”), either through acquisitions or exclusive relationships. These MGAs focus on a particular customer group with tailored products and services, and related expertise.

OneBeacon’s specialty lines businesses are managed from locations logistically appropriate to their target markets. OBPP is based in Avon, Connecticut and distributes its products through select national and regional brokers and agents. IMU is headquartered in New York City and operates through ten locations throughout the United States. Its products are distributed through a network of select agencies that specialize in marine business. Dewar’s affiliate, A.W.G. Dewar Agency, which is located in Quincy, Massachusetts, distributes tuition refund products to independent schools and colleges throughout North America. A&H conducts business through independent agents and brokers and selectively markets directly to customers. OBGR strategically distributes its products through agents and brokers. EBI, a recently acquired MGA, has locations in New York City and California.

Commercial lines products are available in select territories throughout the United States, whereas personal lines are exclusively available in the eight Northeastern states. The majority of OneBeacon’s commercial and personal lines products are distributed through select independent insurance agents. OneBeacon protects the integrity of its franchise value by selectively appointing agents that demonstrate business and geographic profiles that align with its target markets and specialized capabilities. OneBeacon believes in the added value provided by independent insurance agents as they conduct more complete assessments of their clients’ needs, which result in more appropriate coverages and prudent risk management. OneBeacon also believes that independent agents will continue to be a significant force in overall industry premium production including facilitating the cross-selling of specialty, commercial and personal lines products.

New York-based AutoOne markets its LAD and CLAD services and New York take-out credits directly to insurance carriers seeking assigned risk solutions. AutoOne generates take-out credits by writing policies from select insurance brokers that were previously in the New York Automobile Insurance Plan (“NYAIP”), and sells these credits to insurance companies subject to NYAIP assignments.

Underwriting and Pricing

OneBeacon believes there must be a realistic expectation of attaining an underwriting profit on all the business it writes, as well as a demonstrated fulfillment of that expectation over time. Consistent with OneBeacon’s “underwriting comes first” operating principle, adequate pricing is a critical component for achieving an underwriting profit. OneBeacon underwrites its book with a disciplined approach towards pricing its insurance products and is willing to forgo a business opportunity if it believes it is not priced appropriately to the exposure.

OneBeacon has used tiered rating plans since 2003 in both its commercial and personal lines, which permits it to offer more tailored price quotes to its customers based on underwriting criteria applicable to each tier. The enhanced accuracy and precision of OneBeacon’s rate plans enable it to more confidently price its products to the exposure, and thereby permit OneBeacon’s agency partners to deliver solutions to a broader range of customers.

OneBeacon also actively monitors pricing activity and measures usage of tiers, credits, debits and limits. In addition, OneBeacon regularly updates base rates to achieve targeted returns on capital and attempts to shift writings away from lines and classes where pricing is inadequate. To the extent changes in premium rates, policy forms or other matters are subject to regulatory approval (see “REGULATION—United States” and “Risk Factors—Regulation may restrict our ability to operate”), OneBeacon proactively monitors its pending regulatory filings to facilitate, to the extent possible, their prompt processing and approval. Lastly, OneBeacon expends considerable effort to measure and verify exposures and insured values.

Competition

Property and casualty insurance is highly competitive. OneBeacon’s competitors include numerous national and regional property and casualty insurers. The more significant competitive factors for most insurance products OneBeacon offers are price, product terms and claims service. OneBeacon’s underwriting principles and dedication to independent agency distribution are unlikely to make OneBeacon the low-cost provider in most markets. However, while it is often difficult for insurance companies to differentiate their products to consumers, OneBeacon believes that its dedication to providing superior product offerings, expertise and local talent, claims service and disciplined underwriting provide a competitive advantage over typical low-cost providers. However, as the emergence and growth of competitors that have lower cost structures, such as direct writers, continues, OneBeacon will face greater pressure on its pricing which may impact its ability to compete.

Claims Management

Effective claims management is a critical factor in achieving satisfactory underwriting results. OneBeacon maintains an experienced staff of appraisers, medical specialists, managers, staff attorneys and field adjusters strategically located throughout its operating territories. OneBeacon also maintains a special investigative unit designed to detect insurance fraud and abuse and support efforts by regulatory bodies and trade associations to curtail fraud.

Claims are separately organized by specialty, commercial, personal and run-off operations. This approach allows OneBeacon to better identify and manage claims handling costs. In addition, a shared claims service unit manages costs related to both staff and vendors. OneBeacon has adopted a total claims cost management approach that gives equal importance to controlling claims handling expenses, legal expenses and claims payments, enabling OneBeacon to lower the sum of the three. This approach requires the utilization of a considerable number of conventional metrics to monitor the effectiveness of various programs implemented to lower total loss cost. The metrics are designed to guard against implementation of an expense containment program that will cost OneBeacon more than it expects to save.

OneBeacon’s claims department utilizes a claims workstation to record reserves, payments and adjuster activity and, with support from expert tools, assists each claim handler in the identification of recovery potential, estimating property damage, evaluating claims and identifying fraud. OneBeacon’s commitment and performance in fighting insurance fraud has reduced claim costs and aided law enforcement investigations. Under OneBeacon’s staff counsel program, OneBeacon’s in-house attorneys defend the majority of new lawsuits, which has resulted in savings when compared to the cost of using outside counsel.

Calendar year reported claims in OneBeacon’s run-off operations were 1,600 in 2008 compared to 1,800 in 2007, an 11% reduction, in part due to the lapse of time and the nature of run-off operations. These levels of reported claims are down from 2,400 in 2006, 3,400 in 2005 and 5,900 in 2004. Total open claims for run-off operations were 4,600 at December 31, 2008 compared to 5,500 at December 31, 2007, a 16% reduction, which reflects the success of OneBeacon’s focus on settling claims from its run-off operations. Total open claims for run-off operations were 7,300 in 2006, 10,200 in 2005 and 14,600 in 2004.

OneBeacon has a reinsurance contract with National Indemnity Company (“NICO”) to help protect against potential asbestos and environmental (“A&E”) claims (the “NICO Cover”). See “Reinsurance Protection and Catastrophe Management.” NICO has retained a third-party administrator (“TPA”), Resolute New England (“Resolute”), formerly Cavell USA, to manage the claims processing for A&E claims reinsured under the NICO Cover. OneBeacon’s claims department personnel are consulted by NICO and Resolute on major claims. As with all TPAs, claims department personnel continually monitor Resolute to ensure its controls, processes and settlements are appropriate.

Reinsurance Protection and Catastrophe Management

In the ordinary course of its business, OneBeacon purchases reinsurance from high-quality, highly rated, third party reinsurers in order to minimize loss from large risks or catastrophic events.

The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could be material to OneBeacon’s operating results and financial position. Examples of catastrophes include losses caused by earthquakes, wildfires, hurricanes and other types of storms and terrorist acts. The extent of losses caused by catastrophes is a function of the amount and type of insured exposure in an area affected by the event as well as the severity of the event. OneBeacon uses models (primarily AIR V.10) to estimate the probability of the occurrence of a catastrophic event as well as potential losses under various scenarios. OneBeacon uses this model output in conjunction with other data to manage its exposure to catastrophe losses through individual risk selection and by limiting its concentration of insurance written in catastrophe-prone areas such as coastal regions. In addition, OneBeacon imposes wind deductibles on existing coastal windstorm exposures. OneBeacon believes that its largest single event natural catastrophe exposures are Northeastern United States windstorms and California earthquakes.

OneBeacon seeks to further reduce its potential loss from catastrophe exposures through the purchase of catastrophe reinsurance. Effective July 1, 2008, OneBeacon renewed its property catastrophe reinsurance program through June 30, 2009. The program provides coverage for OneBeacon’s personal and commercial property business, as well as certain acts of terrorism. Under the program, the first $150 million of losses resulting from any single catastrophe are retained and $650 million of the next $700 million of losses resulting from the catastrophe are reinsured. Any loss above $850 million would be retained. In the event of a catastrophe, OneBeacon’s property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium. OneBeacon anticipates that the $850 million limit is sufficient to cover Northeast windstorm losses with a 0.4%-0.5% probability of occurrence (1-in-250-year event to 1-in-200-year event).

Effective January 1, 2009, in an effort to further reduce its property catastrophe exposure in the Northeast, OneBeacon entered into a quota share agreement with a group of reinsurers, under which OneBeacon will cede 30% of its Northeast personal lines homeowners business written through OneBeacon Insurance Company (“OBIC”) and its subsidiary companies, along with Adirondack Insurance Exchange (“Adirondack”) and New Jersey Skylands Insurance Association in New York and New Jersey, respectively. The program provides supplemental protection to previously established reinsurance described above. The reinsurers are all rated “A” or better by A.M. Best. The program is expected to result in ceded premiums of approximately $65 million for all of 2009.

OneBeacon’s property catastrophe reinsurance program does not cover personal or commercial property losses resulting from nuclear events or biological, chemical or radiological terrorist attacks or losses resulting from acts of terrorism as defined under the Terrorism Risk Insurance Act of 2002 (the “Terrorism Act” or “TRIA”), as amended, committed by an individual or individuals acting on behalf of any foreign person or foreign interest. See “Terrorism.”

OneBeacon also purchases individual property reinsurance coverage for certain risks to reduce large loss volatility. The property-per-risk reinsurance program reinsures losses in excess of $10 million up to $100 million. Individual risk facultative reinsurance may be purchased above $100 million where OneBeacon deems it appropriate. The property-per-risk treaty also provides one limit of reinsurance protection for losses in excess of $10 million up to $100 million on an individual risk basis for terrorism losses. However, nuclear, biological, chemical and radiological terrorist attacks are not covered.

OneBeacon also maintains a casualty reinsurance program that provides protection for individual risk or catastrophe losses involving workers compensation, general liability, automobile liability or umbrella liability in excess of $6 million up to $81 million. This program provides coverage for terrorism losses but does not provide coverage for losses resulting from nuclear, biological, chemical or radiological terrorist attacks.

In addition, OneBeacon has reinsurance contracts with two reinsurance companies rated “AAA” (“Extremely Strong”, the highest of twenty-one ratings) by Standard & Poor’s and “A++” (“Superior”, the highest of fifteen ratings) by A.M. Best. One is the reinsurance cover with NICO, which entitles OneBeacon to recover up to $2.5 billion in ultimate loss and LAE incurred related primarily to claims arising from business written by OneBeacon prior to 1992 for asbestos claims and prior to 1987 for environmental claims, and certain other exposures. As of December 31, 2008, OneBeacon has ceded estimated incurred losses of approximately $2.2 billion to the NICO Cover. Net losses paid totaled $1.1 billion as of December 31, 2008, with $109 million paid in 2008. The other contract is a reinsurance cover with General Reinsurance Corporation (“GRC”) for up to $570 million of additional losses on all claims arising from accident years 2000 and prior (the “GRC Cover”). As of December 31, 2008, OneBeacon has ceded estimated incurred losses of $550 million to the GRC Cover. Pursuant to the GRC Cover, OneBeacon is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OneBeacon intends to only seek reimbursement from GRC for claims which result in payment patterns similar to those supporting OneBeacon’s recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OneBeacon on its own investments. This cost, if any, is expected to be small.

Reinsurance contracts do not relieve OneBeacon of its obligation to its policyholders. Therefore, collectibility of balances due from reinsurers is critical to OneBeacon’s financial strength. See Note 4—“Third Party Reinsurance” of the accompanying consolidated financial statements.

Terrorism

Since the terrorist attacks of September 11, 2001, OneBeacon has sought to mitigate the risk associated with any future terrorist attacks by limiting the aggregate insured value of policies in geographic areas with exposure to losses from terrorist attacks. This is accomplished by either limiting the total insured values exposed, or, where applicable, through the use of terrorism exclusions.

In December 2007, the United States government extended the Terrorism Act for seven more years until December 31, 2014. The Terrorism Act, originally enacted in 2002, established a federal “backstop” for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest. As extended, the law now also covers domestic acts of terrorism. The law limits the industry’s aggregate liability by requiring the federal government to share 85% of certified losses once a company meets a specific retention or deductible as determined by its prior year’s direct written premiums and limits the aggregate liability to be paid by the government and industry without further action by Congress at $100 billion. In exchange for this “backstop,” primary insurers are required to make coverage available to commercial insureds for losses from acts of terrorism as specified in the Terrorism Act. The following types of coverage are excluded from the program: commercial automobile, burglary and theft, surety, farmowners multi-peril and all professional liability coverage except directors and officers coverage.

OneBeacon estimates its individual retention level for commercial policies subject to the Terrorism Act to be approximately $178 million in 2009. The federal government will pay 85% of covered terrorism losses that exceed OneBeacon’s or the industry’s retention levels in 2009, up to a total of $100 billion.

OneBeacon’s current property and casualty catastrophe reinsurance programs provide coverage for both “certified” and “non-certified” events as defined under the Terrorism Act, provided such losses are not the result of a nuclear, biological, chemical or radiological terrorist attack, or for “certified” acts committed by an individual or individuals acting on behalf of any foreign person or foreign interest. See “Business—Reinsurance Protection and Catastrophe Management.”

OneBeacon closely monitors and manages its concentration of risk by geographic area. OneBeacon’s guideline is to control its exposures so that its total maximum expected loss from a likely terrorism event within any half-mile radius in a metropolitan area or around a target risk will not exceed $200 million, or $300 million in all other areas. Reports monitoring OneBeacon’s terrorism exposures are generated quarterly, and the exposure of potential new business located in areas of existing concentration or that individually present significant exposure is evaluated during the underwriting process. As a result, OneBeacon believes that it has taken appropriate actions to limit its exposure to losses from terrorist attacks and will continue to monitor its terrorism exposure in the future. Nonetheless, risks insured by us, including those covered by the Terrorism Act, remain exposed to terrorist attacks and the possibility remains that losses resulting from future terrorist attacks could prove to be material.

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

The following information presents (1) OneBeacon’s reserve development over the preceding seven years and (2) a reconciliation of reserves in accordance with accounting principles and practices prescribed or permitted by insurance authorities (“Statutory” basis) to such reserves determined in accordance with GAAP, each as prescribed by Securities Act Industry Guide No. 6.

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

Section II shows the cumulative amount of net loss and LAE paid relating to recorded liabilities as of the end of each succeeding year. Section III shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid loss and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency (the average number of claims submitted per policy during a given period of time) and severity (the average value of claims submitted per policy during a given period of time) patterns, becomes known. Section IV shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2008. Section V shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2008. Section VI shows the cumulative gross (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2008.

	OneBeacon Loss and LAE (2) Years Ended December 31,
($ in millions)	June 1, 2001(1)	2001	2002	2003	2004	2005	2006	2007	2008
I. Liability for unpaid losses and LAE:
Gross balance	$7,011.1	$8,425.2	$7,630.5	$6,237.7	$5,465.3	$5,713.4	$5,108.2	$4,718.8	$4,504.5
Less: reins. recoverables on unpaid losses and LAE	(2,316.7)	(3,609.7)	(3,560.6)	(2,980.4)	(2,704.5)	(3,382.0)	(3,079.7)	(2,850.6)	(2,708.4)
Net balance	$4,694.4	$4,815.5	$4,069.9	$3,257.3	$2,760.8	$2,331.4	$2,028.5	$1,868.2	$1,796.1
II. Cumulative net amount of liability paid through:
1 year later	1,288.1	1,891.3	1,656.6	1,463.5	1,239.3	1,004.6	772.0	700.9	—
2 years later	2,661.2	3,100.5	2,834.2	2,374.6	1,926.2	1,547.8	1,227.3
3 years later	3,715.3	4,039.6	3,598.1	2,910.0	2,356.9	1,897.6
4 years later	4,480.6	4,634.2	4,049.5	3,236.0	2,628.8
5 years later	4,950.8	4,980.6	4,317.8	3,447.5
6 years later	5,233.4	5,197.1	4,493.9
7 years later	5,415.0	5,338.5
8 years later	5,538.3
III. Net liability re-estimated as of:
1 year later	4,759.0	4,872.9	4,216.7	3,357.4	2,855.8	2,354.3	1,980.2	1,806.2	—
2 years later	4,899.7	5,155.0	4,337.0	3,480.5	2,858.1	2,387.2	1,932.5
3 years later	5,348.4	5,244.0	4,453.3	3,496.3	2,945.3	2,350.7
4 years later	5,423.0	5,327.4	4,473.6	3,620.5	2,927.8
5 years later	5,489.2	5,348.9	4,605.5	3,621.6
6 years later	5,499.1	5,477.5	4,609.7
7 years later	5,613.4	5,477.6
8 years later	5,614.5
IV. Cumulative net (deficiency)/redundancy	$(920.1)	$(662.1)	$(539.8)	$(364.3)	$(167.0)	$(19.3)	$96.0	$62.0	—
Percent (deficient)/redundant	(19.6)%	(13.8)%	(13.3)%	(11.2)%	(6.0)%	(.8)%	4.7%	3.3%	—
V. Reconciliation of net liability re-estimated as of the end of the latest re-estimation period (see III. above):
Gross re-estimated liability	$9,891.6	$10,106.0	$9,184.2	$7,511.2	$6,444.6	$5,750.0	$4,999.6	$4,647.6	—
Less: gross re-estimated reinsurance recoverable	(4,277.1)	(4,628.4)	(4,574.5)	(3,889.6)	(3,516.8)	(3,399.3)	(3,067.1)	(2,841.4)	—
Net re-estimated liability	$5,614.5	$5,477.6	$4,609.7	$3,621.6	$2,927.8	$2,350.7	$1,932.5	$1,806.2	—
VI. Cumulative gross (deficiency)/redundancy	$(2,880.5)	$(1,680.8)	$(1,553.7)	$(1,273.5)	$(979.3)	$(36.6)	$108.6	$71.2	—
Percent (deficient)/redundant	(41.1)%	(20.0)%	(20.4)%	(20.4)%	(17.9)%	(.6)%	2.1%	1.5%

(1)          OneBeacon became a wholly-owned subsidiary of White Mountains on June 1, 2001.

(2)          Amounts reported in the table do not include adjustments for purchase accounting related to the acquisition of OneBeacon.

The following table reconciles loss and LAE reserves determined on a Statutory basis to loss and LAE reserves determined in accordance with GAAP at December 31, as follows:

	Year Ended December 31,
Millions	2008	2007	2006
Statutory reserves	$3,465.0	$3,564.5	$3,863.9
Reinsurance recoverable on unpaid losses and LAE(1)	1,073.9	1,190.9	1,280.5
Other(2)	(34.4)	(36.6)	(36.2)
Reserves before purchase accounting	4,504.5	4,718.8	5,108.2
Purchase accounting	(210.5)	(238.5)	(270.5)
GAAP reserves	$4,294.0	$4,480.3	$4,837.7

(1)     Represents adjustments made to add back reinsurance recoverables included with the presentation of reserves under statutory accounting.

(2)     Represents long-term workers compensation loss and LAE reserve discount recorded in excess of statutorily defined discount.

OneBeacon’s Intermediate Holding Companies

OneBeacon’s intermediate holding companies include OneBeacon U.S. Enterprises Holdings, Inc. (“OBEH”), formerly Fund American Enterprises Holdings, Inc., and OneBeacon U.S. Holdings, Inc. (“OBH”), formerly Fund American Companies, Inc., both U.S.-domiciled companies, as well as various intermediate holding companies domiciled in the United States, Gibraltar, Luxembourg and Bermuda.

In May 2003, OBH issued $700 million face value of senior unsecured notes through a public offering, at an issue price of 99.7% (the “OBH Senior Notes”). The OBH Senior Notes bear an annual interest rate of 5.875%, payable semi-annually in arrears on May 15 and November 15, until maturity in May 2013. During the third quarter of 2008, OneBeacon repurchased $24 million face value of its outstanding OBH Senior Notes for $22 million.

White Mountains provides an irrevocable and unconditional guarantee as to the payment of principal and interest on the OBH Senior Notes. In consideration of this guarantee OneBeacon pays White Mountains a guarantee fee equal to 25 basis points per annum on the outstanding principal amount of the OBH Senior Notes. If White Mountains’ voting interest in OneBeacon Ltd.’s common shares ceases to represent more than 50% of all of OneBeacon Ltd.’s voting securities, OneBeacon Ltd. will seek to redeem, exchange or otherwise modify the OBH Senior Notes in order to fully and permanently eliminate White Mountains’ obligations under the guarantee. In the event that White Mountains’ guarantee is not eliminated, the guarantee fee will increase over time up to a maximum of 450 basis points.

As part of the financing for White Mountains’ acquisition of OneBeacon in June 2001, Berkshire Hathaway Inc. (“Berkshire”) invested a total of $300 million in cash, of which (1) $225 million was for the purchase of cumulative non-voting preferred stock of OBH (the “Berkshire Preferred Stock”), which had a $300 million redemption value; and (2) $75 million was for the purchase of warrants to acquire 1,724,200 common shares of the Company. During 2004, Berkshire exercised its warrants for $294 million in cash.  During the fourth quarter of 2008, White Mountains executed an exchange transaction with Berkshire to transfer certain run-off businesses and a substantial amount of cash to Berkshire in exchange for substantially all of the common shares of White Mountains owned by Berkshire (See Other Operations— “Berkshire Exchange”).

Also as part of the financing of the acquisition of OneBeacon, Zenith Insurance Company purchased $20 million in cumulative non-voting preferred stock of OBEH (the “Zenith Preferred Stock”).

In connection with the OneBeacon Offering, OneBeacon created two irrevocable grantor trusts and funded them with assets sufficient to provide for the remaining dividend and redemption payments for the $20 million Zenith Preferred Stock and the $300 million Berkshire Preferred Stock. Assets held in these trusts were used to redeem the Zenith Preferred Stock in June 2007 and the Berkshire Preferred Stock in May 2008.

WHITE MOUNTAINS RE

White Mountains Re is a global multi-line reinsurance organization that provides reinsurance for property, casualty, accident & health, agriculture, aviation and space, and certain other exposures on a worldwide basis through its subsidiaries, WMRe America, WMRe Sirius and WMRe Bermuda. WMRe America is a multi-line property and casualty reinsurer that provides reinsurance primarily in the United States, Canada, Continental Europe, Latin America, and the Caribbean. WMRe Sirius, which is the largest reinsurance company domiciled in Scandinavia based on gross written premiums, is a multi-line property and casualty reinsurer that provides reinsurance primarily in Europe, North America and Asia.  In 2007, White Mountains Re increased the capital of WMRe Bermuda, its class 3 Bermuda domiciled reinsurance company, and in 2008 WMRe Bermuda commenced underwriting reinsurance.

White Mountains Re has offices in Belgium, Bermuda, Connecticut, Copenhagen, Hamburg, London, Miami, New York, Singapore, Stockholm, Toronto and Zurich. At December 31, 2008 and 2007, White Mountains Re had $6.1 billion and $7.4 billion of total assets and $1.5 billion and $1.9 billion of shareholder’s equity. White Mountains Re wrote approximately $931 million and $1,096 million in net written premiums in 2008 and 2007.

The following table presents the financial strength ratings assigned to White Mountains Re’s principal reinsurance operating subsidiaries:

	A.M. Best(1)	Standard & Poor’s(2)	Moody’s(3)	Fitch(4)
WMRe America
Rating	“A-” (Excellent)	“A-” (Strong)	“A3” (Good)	“A-” (Strong)
Outlook	Stable	Stable	Stable	Stable
WMRe Sirius
Rating	“A” (Excellent)	“A-” (Strong)	“A3” (Good)	“A-” (Strong)
Outlook	Stable	Stable	Stable	Stable
WMRe Bermuda
Rating	“A-” (Excellent)	“A-” (Strong)	No Rating	“A” (Strong)
Outlook	Stable	Stable	N/A	Stable

(1)  “A” is the third highest and “A-” is the fourth highest of fifteen financial strength ratings assigned by A.M. Best.

(2)  “A-” is the seventh highest of twenty-one financial strength ratings assigned by Standard & Poor’s.

(3)  “A3” is the seventh highest of twenty-one financial strength ratings assigned by Moody’s.

(4)  “A” is the sixth highest and “A-” is the seventh highest of twenty-one financial strength ratings assigned by Fitch.

White Mountains Re acquired Sirius Insurance Holdings Sweden AB and its subsidiaries from ABB Ltd. on April 16, 2004 for SEK 3.27 billion (approximately $427.5 million). The principal companies acquired were WMRe Sirius, Sirius America Insurance Company (“Sirius America”), which was subsequently sold in 2006, and Scandinavian Re, a reinsurance company that has been in run-off since 2002.

Since 2001 White Mountains Re has had a dedicated group of professionals who have managed several acquisitions of run-off interests in other insurance and reinsurance organizations (See “White Mountains Re Solutions”).  Other recent corporate acquisitions and sales by White Mountains Re include the following:

•                  On January 7, 2008, White Mountains Re acquired Helicon Re Holdings, Ltd. and its wholly-owned subsidiary, Helicon Reinsurance Company, Ltd. (“Helicon”), a Bermuda-domiciled reinsurance company, for approximately $150 million in cash. White Mountains Re did not acquire any infrastructure or employees.

•                  On August 2, 2006, White Mountains Re sold Sirius America to an investor group led by Lightyear Capital for $139 million in cash. As part of the transaction, White Mountains acquired an equity interest of approximately 18% in the acquiring entity (Delos) and accounts for such interest under the equity method within its Other Operations segment.

Reinsurance Overview

Reinsurance is an arrangement in which a reinsurance company (the ‘‘reinsurer’’) agrees to indemnify an insurance company (the ‘‘ceding company’’) for all or a portion of the insurance risks underwritten by the ceding company under one or more insurance policies. Reinsurance can benefit a ceding company in a number of ways, including reducing exposure on individual risks, providing catastrophe protections from large or multiple losses, and assisting in maintaining acceptable capital levels as well as financial and operating leverage ratios. Reinsurance can also provide a ceding company with additional underwriting capacity by permitting it to accept larger risks and underwrite a greater number of risks without a corresponding increase in its capital. Reinsurers may also purchase reinsurance, known as retrocessional reinsurance, to cover their own risks assumed from ceding companies. Reinsurance companies often enter into retrocessional agreements for many of the same reasons that ceding companies enter into reinsurance agreements.

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

White Mountains Re writes both treaty and facultative reinsurance, as well as primary direct business. The majority of White Mountains Re premiums are derived from excess of loss and proportional reinsurance contracts, which in 2008 amounted to 67% and 24%, respectively, of its total net written premiums, while primary direct business represented 9% of total net written premiums.

A significant period of time normally elapses between the receipt of reinsurance premiums and the payment of reinsurance claims. While premiums are generally paid to the reinsurer upon inception of coverage, the claims process is delayed and generally begins upon the occurrence of an event causing an insured loss followed by: (1) the reporting of the loss by the insured to its broker or agent; (2) the reporting by the broker or agent to the ceding company; (3) the reporting by the ceding company to its reinsurance intermediary or agent; (4) the reporting by the reinsurance intermediary or agent to the reinsurer; (5) the ceding company’s adjustment and payment of the loss; and (6) the payment to the ceding company by the reinsurer. During this time, reinsurers generate investment income on premium receipts, consisting primarily of interest earned on fixed maturity investments and dividends earned on equity securities. The period of time between the receipt of premiums and the payment of claims is typically longer for a reinsurer than for a primary insurer.

Classes of Business

The following table shows White Mountains Re’s net written premiums by class of business for the years ended December 31, 2008, 2007 and 2006:

Business class	Year Ended December 31,
Millions	2008	2007	2006
Property catastrophe excess	$202.0	$188.4	$195.0
Other property	283.6	307.5	313.6
Casualty	95.6	175.7	278.6
Accident & health	189.1	178.8	229.1
Agriculture	22.4	69.0	50.4
Aviation and space	54.9	55.9	55.3
Other(1)	83.5	120.4	167.9
Total	$931.1	$1,095.7	$1,289.9

(1) Primarily consists of marine and credit and bonding business. Also includes $39 in 2006 of net written premiums at Sirius America, which White Mountains Re sold in August 2006.

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

Other Property

White Mountains Re is a leader in the broker market for property treaties written on a proportional and excess of loss basis and writes a limited number of large transactions with carefully chosen partners. In the United States, White Mountains Re’s focus is primarily on proportional treaties in the excess & surplus lines segment of this market. The excess book contains similar excess & surplus exposures, complemented by a smaller amount of large national company and small regional company standard lines of business. The international book primarily consists of excess of loss, facultative and proportional treaty business in Europe.

Casualty

White Mountains Re’s casualty treaty division will accept reinsurance submissions for all lines of general casualty and professional liability business with the exception of directors and officers coverage.  In recent years, the book has been highly concentrated in general casualty lines. While the majority of business has been written on a pro rata basis, in the recent past, the business has shifted to excess of loss covers as primary rates have decreased. The casualty treaty department writes a book of casualty clash and workers compensation catastrophe business. Due to declining casualty premium rates, the overall casualty book of business has been declining since 2004, with the expectation that the book could grow again when premium rates improve to acceptable levels.

Accident & Health

White Mountains Re’s accident & health business is composed of three major lines of business. In the largest line of business, White Mountains Re is a surplus lines insurer of international medical expenses written through International Medical Group, which is the agent writing on White Mountains Re’s behalf. The second major line of business comprises proportional treaties covering employer medical stop loss for per person (specific) and per employer (aggregate) exposures. The third major line of business comprises medical, health and personal accident coverages written on an excess treaty and facultative basis.

Agriculture

White Mountains Re primarily provides proportional coverage to companies writing U.S. government-sponsored Multi-Peril Crop Insurance (“MPCI”). White Mountains Re’s participation is net of the government’s stop loss reinsurance protection. White Mountains Re also provides coverage for crop-hail and certain named perils when bundled with MPCI business.

Aviation and Space

Aviation insurance covers loss of or damage to an aircraft and the aircraft operations’ liability to passengers, cargo and mail as well as to third parties. Additionally, liability arising out of non-aircraft operations such as hangars, airports and aircraft products can be covered. Space insurance covers loss of or damage to a satellite during launch and in orbit.

Other

Included in this class is marine, credit and contingency business written by proportional treaty, marine business written on a direct basis, a discontinued marine book and the run-off exposures from various acquisitions. White Mountains Re’s A&E exposures are from the run-off of businesses acquired by WMRe America in the 1990s.

Bermuda Advisory Services

White Mountains Re began its reinsurance advisory business in January 2002, through its Bermuda-based subsidiary, WMRUS. WMRUS provided reinsurance underwriting advice and reinsurance portfolio analysis services to WMRe Sirius and WMRe America through December 31, 2008. In exchange for these services, WMRUS received fee income on the business it referred. On June 30, 2008, WMRe Bermuda commenced underwriting most of the WMRUS referred business previously underwritten by WMRe America and WMRe Sirius. WMRe Bermuda can still advise business to WMRe Sirius or WMRe America based on the client’s request.

White Mountains Re Solutions

White Mountains Re Solutions is a Connecticut based division of White Mountains Specialty Underwriting, Inc. specializing in the acquisition and management of runoff insurance and reinsurance companies both in the United States and internationally. Formed in 2000, the White Mountains Re Solutions team is comprised of financial, legal, actuarial and claims professionals experienced in the management and resolution of complex insurance liabilities as well as the structuring of transactions designed to enable owners to exit an insurance business and extract trapped capital. Acquisitions typically involve purchases at a significant discount to book value and undergo an extensive due diligence process. Value to White Mountains Re is derived not only from the discount purchase gain but also from the investment float on reserves under management, the settlement of claims below the carried level of reserves and the harvesting of other embedded assets including the value of shell companies and licenses.

Cumulative net income, after tax, related to acquisitions executed by White Mountains Re Solutions from inception through December 31, 2008 exceeds $130 million.  Acquisitions managed by the White Mountains Re Solutions team since 2004 include:

•                  On December 22, 2006, White Mountains Re acquired Mutual Service Casualty Insurance Company (“Mutual Service”), a Minnesota-domiciled, run-off insurer for $34 million in cash. Mutual Service was renamed Stockbridge Insurance Company (“Stockbridge”) as part of a sponsored demutualization and conversion to a stock company which was formerly affiliated with Illinois-based Country Insurance & Financial Services (“Country”). As part of the transaction, Country provided Stockbridge with approximately $25 million of reinsurance protection in excess of Stockbridge’s carried reserves as of September 30, 2006. White Mountains Re did not acquire any infrastructure or employees and managed Stockbridge’s run-off administration through the use of a TPA under White Mountains Re’s direction. On October 1, 2007, substantially all of the assets and liabilities of Stockbridge were transferred to WMRe America through a Transfer and Assumption Agreement. During the fourth quarter of 2007, White Mountains Re sold its 100% ownership interest in Stockbridge to a third party for approximately $26 million.

•                  On November 11, 2004, White Mountains Re acquired Denmark-based Tryg-Baltica Forsikring, internationalt forsikringsselskab A/S (“Tryg-Baltica”). Following the closing, White Mountains Re placed Tryg-Baltica into run-off, with select business renewed by WMRe Sirius. White Mountains Re did not acquire any infrastructure or employees and is managing the company’s run-off administration.

•                  On March 31, 2004, White Mountains Re acquired the Sierra Insurance Group Companies (the “Sierra Group”). Subsequent to the acquisition, the Sierra Group companies, which wrote mainly workers compensation business, were placed into run-off and all of the acquired companies’ run-off claims administration was transferred to TPAs working under White Mountains Re’s direction. During the fourth quarter of 2008, White Mountains Re sold its 100% remaining ownership interest in the Sierra Group (Commercial Casualty Insurance Company (“CCIC”)) to Berkshire as part of the Berkshire Exchange (See Other Operations—“Berkshire Exchange”).

Geographic Concentration

The following table shows White Mountains Re’s net written premiums by geographic region for the years ended December 31, 2008, 2007 and 2006:

Geographic region	Year Ended December 31,
Millions	2008	2007	2006
United States	$568.2	$696.7	$864.7
Europe	303.3	306.8	314.4
Canada, the Caribbean and Latin America	5.4	21.1	37.8
Asia and Other	54.2	71.1	73.0
Total	$931.1	$1,095.7	$1,289.9

Marketing and Distribution

White Mountains Re obtains most of its reinsurance submissions from reinsurance intermediaries. Business submissions come from intermediaries that represent the ceding company. The process of placing an intermediary reinsurance program typically begins when a ceding company enlists the aid of a reinsurance intermediary in structuring a reinsurance program. The ceding company and the reinsurance intermediary will often consult with one or more lead reinsurers as to the pricing and contract terms for the reinsurance protection being sought. Once the ceding company has approved the terms quoted by the lead reinsurer, the reinsurance intermediary will offer participation to qualified reinsurers until the program is fully subscribed. White Mountains Re considers both the reinsurance intermediary and the ceding company to be its clients in any placement. White Mountains Re has developed strong business relationships over a long period of time with the management of many of its ceding companies.

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

During the years ended December 31, 2008, 2007 and 2006, White Mountains Re received no more than 10% of its gross written premiums from any individual ceding company. During 2008, 2007 and 2006, White Mountains Re received approximately 48%, 59% and 60%, respectively, of its gross reinsurance premiums written from three major, third-party reinsurance intermediaries as detailed in the following table:

	Year Ended December 31,
Gross written premium by intermediary	2008	2007	2006
AON Re/Benfield(1)	30%	35%	39%
Guy Carpenter	12	17	12
Willis Re	6	7	9
	48%	59%	60%

(1) AON Re acquired Benfield during 2008

Underwriting and Pricing

White Mountains Re maintains a disciplined underwriting strategy which, while considering overall exposure, focuses on writing more business when market terms and conditions are favorable and reducing business volume during soft markets when terms and conditions become less favorable. White Mountains Re also employs a multi-line approach, offering clients a wide range of reinsurance products to satisfy their risk management needs.

White Mountains Re derives its business from a broad spectrum of ceding companies, including national, regional, specialty and excess and surplus lines writers, both in the United States and internationally. White Mountains Re’s underwriters and pricing actuaries perform reviews of the underwriting, pricing, and general underwriting controls of potential ceding companies before quoting contract terms for its reinsurance products. White Mountains Re prices its products by assessing the desired return on the expected capital needed to write a given contract and on the expected underwriting results of the contract. White Mountains Re’s pricing indications are based on a number of underwriting factors including historical results, analysis of exposure and estimates of future loss costs, a review of other programs displaying similar exposure characteristics and the ceding company’s underwriting and claims experience. White Mountains Re’s underwriters, actuaries and claims personnel perform audits to monitor certain ceding companies’ risk selection and pricing. Additionally, White Mountains Re’s staff reviews the financial stability and creditworthiness of ceding companies. Such reviews provide important input to support underwriting decisions.

White Mountains Re and other reinsurance companies have sought to mitigate the risks associated with future terrorist attacks in a similar manner as primary insurers. Reinsurers do not have the stringent regulations with respect to contract terms and policy exclusions that are generally imposed on primary insurers. For example, the Terrorism Act is not applicable to reinsurers. As a result, terrorism exclusions on reinsurance contracts are dictated by the marketplace. White Mountains Re evaluates terrorism exposure from its ceding companies and applies exclusions as it deems appropriate and as are permitted by market conditions. Reinsurance on commercial risks written by White Mountains Re subsequent to the terrorist acts of September 11, 2001 generally contains clauses that exclude acts of terrorism certified under the Terrorism Act. Reinsurance on personal risks written by White Mountains Re subsequent to the terrorist acts of September 11, 2001 generally contains exclusions related to nuclear, biological, radiological and chemical attacks.

Claims Management

White Mountains Re maintains a staff of experienced reinsurance claim specialists that work closely with reinsurance intermediaries to obtain specific claims information from ceding companies. White Mountains Re’s claims staff also regularly performs selective on-site claim reviews to assess reinsureds’ claim handling abilities and reserve techniques. In addition, White Mountains Re’s claims specialists review loss information provided by reinsureds for adequacy and accuracy. The results of these claim reviews are shared with the underwriters and actuaries to assist them in pricing products and establishing loss reserves.

White Mountains Re also uses TPAs for certain claims, including claims arising from certain of White Mountains Re’s accident & health business and run-off claims related to certain acquired companies. White Mountains Re’s claims staff performs on-site claim audits of certain TPAs to ensure the propriety of the controls and processes over claims serviced by the TPAs.

Competition

 The worldwide reinsurance market is highly competitive. Competition in the worldwide reinsurance market is influenced by a variety of factors, including price charged and other terms and conditions offered, financial strength ratings, prior history and relationships, as well as expertise and the speed at which the company has historically paid claims.

White Mountains Re competes for reinsurance business in the United States, Bermuda, Europe, and other international reinsurance markets with numerous global competitors. White Mountains Re’s competitors include reinsurance companies and underwriting syndicates at Lloyd’s of London. Some of the companies that White Mountains Re competes directly with include ACE Limited, Arch Capital Group Ltd., Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., General Reinsurance Corporation, Hannover Ruckversicherung AG, Lloyd’s of London, Montpelier Re Holdings, Ltd. (“Montpelier Re”), Munich Re Group, Odyssey Re Holdings Corp., PartnerRe Ltd., Platinum Underwriters Holdings Ltd., Renaissance Re Holdings Ltd., Swiss Re Group, Transatlantic Holdings, Inc. and XL Capital Ltd.

Catastrophe Risk Management

White Mountains Re has exposure to losses caused by hurricanes, earthquakes, tornadoes, winter storms, windstorms, floods, tsunamis, terrorist acts and other catastrophic events. In the normal course of business, White Mountains Re regularly manages its concentration of exposures to catastrophic events, primarily by limiting concentrations of exposure to what it deems acceptable levels and, if necessary, purchasing reinsurance. In addition, White Mountains Re seeks to limit loss that might arise from acts of terrorism in its reinsurance contracts by exclusionary provisions, where applicable. White Mountains Re also uses third-party global catastrophe models as well as its own proprietary models to calculate expected probable maximum loss (“PML”) from various natural catastrophic scenarios. White Mountains Re believes that its largest natural catastrophic exposures, net of reinsurance and based on a 250-year PML single event scenario, are European winter storms, United States Gulf Coast windstorms (i.e., Florida to Texas), California earthquakes, United States Atlantic Coast windstorms (i.e., Massachusetts to Florida) and, to a lesser extent, Japanese windstorms and earthquakes.

White Mountains Re currently monitors and prices its property catastrophe contracts using third-party software models and internally developed models as well as other methods. For contracts that White Mountains Re determines to have exposure to natural catastrophic perils, it models and assesses the exposure using the results in its underwriting process to ensure that the contracts it writes have an appropriate charge for the exposure.

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

White Mountains Re does not believe that it can rely solely upon catastrophe modeling to measure its exposure to natural catastrophic risk. For example, the losses arising from Hurricane Katrina for both White Mountains Re and the industry were substantially in excess of losses previously predicted by third party models from such an event. This was due to issues such as inadequate storm surge and demand surge assumptions in the models, as well as flooding from levees breaking, which was not fully contemplated in these models. Correspondingly, White Mountains Re also assesses catastrophe risk by monitoring total limits exposed to a catastrophe event in key zones.

The following table provides an estimate of White Mountains Re’s three largest PML zones at January 31, 2009:

		White Mountains Re Net After-Tax Loss
	Modeled Industry Loss	Gross Loss	Net After Reinstatement	Net After Tax	Net After-Tax as % of GAAP Capital(1)	Net After-Tax as % of GAAP Common Equity(1)
($ in millions)	1 in 250 year event
Europe	$53,753	$648	$367	$308	12%	16%
Florida	167,282	376	347	295	12%	16%
California	69,344	301	283	243	10%	13%

	1 in 10,000 year event
Europe	$137,314	$1,022	$565	$472	18%	25%
New Madrid	232,463	525	477	401	16%	21%
Florida	510,188	501	463	380	15%	20%

(1) GAAP capital and common equity at December 31, 2008 for White Mountains Re is determined on a legal-entity basis.

During 2007, to better manage its aggregate exposure to very large catastrophic events, White Mountains Re introduced an underwriting limit to the maximum net financial impact (“NFI”) it would suffer in the worst aggregate loss year modeled in third party software (i.e., the 10,000 year global annual aggregate PML). The calculation of the NFI begins with the 10,000 year global annual aggregate PML and takes account of reinstatement premiums, reinsurance recoverables net of uncollectible balances, and tax benefits. This amount is deducted from the planned legal entity comprehensive net income for the year to arrive at the NFI. The NFI does not include the potential impact of the loss events on White Mountains Re’s investment portfolio.

For 2009, the NFI limit has been re-set at $775 million, which is approximately 30% and 40% of White Mountains Re’s total legal entity GAAP capital and common equity at December 31, 2008, respectively.  At January 1, 2009, White Mountains Re believes that it was under the $775 million NFI limit. The increase over the 2008 NFI limit of $650 million is due to major changes in the third-party models implemented in late 2008.  Because such major changes occur rather frequently, White Mountains Re also monitors its NFI for global annual aggregate tail value at risk (“TVaR”) at the 100, 250, 500, and 1,000 year periods. TVaR represents the average loss for the named period through the 10,000 years (e.g. TVaR 250 represents the average loss for the worst forty modeled years).

White Mountains Re also monitors gross and net property catastrophe occurrence limits by country and region globally.  Occurrence limits for peak zones in Europe, Japan, and the United States are assessed versus modeled catastrophe risk as another measure in understanding total property catastrophe exposure to large events.

Actual losses incurred by White Mountains Re resulting from any particular catastrophic event may be substantially different than modeled losses from such event.

The net after-tax loss table and NFI calculations referenced above reflect a full tax benefit at the applicable statutory rate in each jurisdiction, where applicable. There can be no assurance that a full tax benefit, or existing deferred tax assets, will be totally recoverable in each jurisdiction, or that a full or partial valuation allowance will not have to be applied against these amounts in White Mountains’ GAAP financial statements.

Reinsurance Protection

For the year ending December 31, 2008, White Mountains Re’s reinsurance protection primarily consisted of pro-rata and excess of loss protection to cover WMRe Sirius’ property catastrophe and aviation exposures. These reinsurance protections were designed to increase underwriting capacity, where appropriate, and to reduce potential loss exposure to any large event or frequency of smaller catastrophe events. In addition, in 2008, White Mountains Re purchased group excess of loss retrocessional protection for its non-U.S. and non-Japan earthquake-related exposures.

For 2007 and 2006, the majority of the White Mountains Re reinsurance protection was provided through WMRe America’s quota share retrocessional arrangements with Olympus Reinsurance Company, Ltd. (“Olympus”) and Helicon. WMRe America ceded 35% of its 2007 underwriting year property excess of loss business to Olympus and Helicon, with each sharing approximately 55% and 45%, respectively. White Mountains Re received fee income based on premiums ceded to Olympus and Helicon. WMRe America did not cede any of its 2008 underwriting year business to Olympus. Additionally, WMRe Sirius purchased pro-rata and excess of loss protections to cover its property catastrophe and aviation exposures. These reinsurance protections were designed to increase WMRe Sirius’ underwriting capacity, where appropriate, and to reduce its potential loss exposure to a large event or frequency of smaller catastrophe events.

The White Mountains Re reinsurance recoverable balances due from Olympus are fully collateralized in the form of assets in a trust, funds held and offsetting balances payable for all recoverable amounts recorded as of December 31, 2008. WMRe America did not renew the quota share arrangements with Olympus and Helicon for 2008. Olympus will continue to be responsible for the payment of losses on exposures that have been ceded to it and will continue to earn premiums related primarily to the run-off of underwriting year 2007 business. White Mountains Re acquired Helicon on January 7, 2008, and its business was transferred and assumed by WMRe Bermuda in 2008.

At December 31, 2008, White Mountains Re had $25 million of reinsurance recoverables on paid losses and $546 million of reinsurance recoverables on unpaid losses that will become recoverable if claims are paid in accordance with current reserve estimates. Because retrocessional reinsurance contracts do not relieve White Mountains Re of its obligation to its ceding companies, the collectability of balances due from its retrocessionaires is critical to its financial strength. White Mountains Re monitors the financial strength and ratings of retrocessionaires on an ongoing basis. See Note 4- “Third Party Reinsurance” to the accompanying consolidated financial statements for a discussion of White Mountains Re’s top reinsurers.

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

Section II shows the cumulative amount of net loss and LAE paid relating to recorded liabilities as of the end of each succeeding year. Section III shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid loss and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency and severity patterns, becomes known. Section IV shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2008. Section V shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2008. Section VI shows the cumulative gross (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2008.

	White Mountains Re Loss and LAE Year ended December 31,
($ in millions)	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
I. Liability for unpaid loss and LAE:
Gross balance	$723.2	$768.0	$1,479.9	$1,581.4	$1,588.4	$1,699.4	$3,864.3	$4,308.8	$3,708.8	$3,252.1	$2,735.4
Less reinsurance recoverable on unpaid losses and LAE	(130.2)	(137.3)	(702.8)	(879.5)	(809.8)	(741.1)	(1,149.8)	(1,633.6)	(1,142.5)	(806.2)	(545.6)
Net balance	$593.0	$630.7	$777.1	$701.9	$778.6	$958.3	$2,714.5	$2,675.2	$2,566.3	$2,445.9	$2,189.8
II. Cumulative amount of net liability paid through:
1 year later	161.3	53.3	350.1	230.6	250.7	321.5	941.0	949.4	721.7	726.2	—
2 years later	211.4	290.7	492.2	391.2	420.8	521.8	1,369.4	1,442.9	1,302.0
3 years later	364.6	500.1	596.9	501.4	559.1	710.8	1,684.9	1,942.5
4 years later	544.0	589.3	666.7	602.7	690.9	834.7	2,052.4
5 years later	604.8	678.2	735.2	739.3	804.5	941.0
6 years later	669.5	728.6	833.9	830.6	885.7
7 years later	721.8	806.4	899.9	895.8
8 years later	778.3	869.0	949.9
9 years later	832.6	907.3
10 years later	863.7
III. Net Liability re-estimated as of:
1 year later	602.3	648.8	782.7	704.9	828.9	984.9	2,771.9	2,893.2	2,575.4	2,525.7	—
2 years later	611.3	671.9	767.7	758.7	856.9	1,059.6	2,802.9	3,032.5	2,775.8
3 years later	615.9	693.8	815.7	800.5	929.8	1,148.1	2,917.9	3,164.9
4 years later	631.5	751.1	850.8	872.2	1,023.8	1,270.2	3,063.6
5 years later	677.0	778.8	918.5	968.4	1,138.6	1,425.0
6 years later	694.8	857.0	998.2	1,077.8	1,280.5
7 years later	768.7	916.6	1,097.7	1,196.4
8 years later	807.8	1,016.5	1,188.2
9 years later	900.4	1,090.6
10 years later	963.5
IV. Cumulative net deficiency	$(370.5)	$(459.9)	$(411.0)	$(494.4)	$(501.9)	$(466.6)	$(349.1)	$(489.7)	$(209.5)	$(79.7)	—
Percent deficient	(62.5)%	(72.9)%	(52.9)%	(70.4)%	(64.5)%	(48.7)%	(12.9)%	(18.3)%	(8.2)%	(3.3)%
V. Reconciliation of net liability re-estimated as of the end of the latest re-estimation period (see III above):
Gross re-estimated liability	$1,350.8	$1,398.4	$2,096.1	$2,200.0	$2,160.9	$2,251.7	$4,400.1	$5,016.0	$3,941.9	$3,310.8	—
Less: gross re-estimated reinsurance recoverable	(387.3)	(307.8)	(908.0)	(1,023.6)	(880.4)	(826.8)	(1,336.5)	(1,851.2)	(1,166.1)	(785.1)	—
Net re-estimated liability	$963.5	$1,090.6	$1,188.2	$1,196.4	$1,280.5	$1,425.0	$3,063.6	$3,164.9	$2,775.8	$2,525.7	—
VI. Cumulative gross deficiency	$(627.6)	$(630.4)	$(616.2)	$(638.6)	$(572.5)	$(552.3)	$(535.8)	$(707.3)	$(233.1)	$(58.5)	—
Percent deficient	(86.8)%	(82.1)%	(41.6)%	(40.4)%	(36.0)%	(32.5)%	(13.9)%	(16.4)%	(6.3)%	(1.8)%

The cumulative net deficiency in the table above includes adverse development from A&E claims. White Mountains Re’s exposure to A&E claims results mainly from asbestos claims arising from treaty and facultative contracts written prior to 1985 at two companies acquired by WMRe America—MONY Reinsurance Corporation in 1991 and Christiania General Insurance Corporation in 1996. As a result, the table above reflects reserve development on A&E business that was not underwritten by White Mountains Re.

White Mountains Re’s net incurred losses from A&E claims have totaled $200 million over the past ten years. Although losses arising from A&E claims were on contracts that were not underwritten by White Mountains Re, White Mountains Re is liable for any additional losses arising from such contracts. Accordingly, White Mountains Re cannot guarantee that it will not incur additional A&E losses in the future. Refer to “CRITICAL ACCOUNTING ESTIMATES” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details of White Mountains Re’s A&E reserves.

The following table reconciles loss and LAE reserves determined on a regulatory basis to loss and LAE reserves determined in accordance with GAAP at December 31, as follows:

	December 31,
Millions	2008	2007	2006
Regulatory reserves	$2,373.9	$2,821.6	$2,866.3
Reinsurance recoverable on unpaid losses and LAE(1)	1,058.8	573.5	875.6
Discount on loss reserves	105.4	121.0	141.6
Reserves allocated to other segments	(299.3)	(218.6)	(123.6)
WM Life Re (2)	(467.1)	(12.6)	—
Purchase accounting and other	(36.3)	(32.8)	(51.1)
GAAP reserves	$2,735.4	$3,252.1	$3,708.8

(1) Represents adjustments made to add back reinsurance recoverables included with the presentation of reserves under regulatory accounting.

(2) WM Re fronted the reinsurance contracts for, and is 100% reinsured by, WM Life Re.  These instruments are reported as reinsurance contracts under Swedish statutory regulations.  For U.S. GAAP purposes, the liabilities are transferred to WM Life Re and reported as derivative instruments.

White Mountains Re Financing Activities

In May 2007, White Mountains Re Group, Ltd. (“WMRe Group”), an intermediate holding company of White Mountains Re, issued $250 million non-cumulative perpetual preference shares, with a $1,000 per share liquidation preference (the “WMRe Preference Shares”), and received $246 million of proceeds, net of $4 million of issuance costs and commissions. These shares were issued in an offering that was exempt from the registration requirements of the Securities Act of 1933. Holders of the WMRe Preference Shares receive dividends on a non-cumulative basis when and if declared by WMRe Group. The holders of the WMRe Preference Shares have the right to elect two directors to WMRe Group’s board in the event of non-payment of dividends for six quarterly dividend periods. The right ceases upon the payment of dividends for four quarterly periods or the redemption of the WMRe Preference Shares. In addition, WMRe Group may not declare or pay dividends on its common shares (other than stock dividends and dividends paid for purposes of any employee benefit plans of WMRe Group and its subsidiaries) unless it is current on its most recent dividend period. The dividend rate is fixed at an annual rate of 7.506% until June 30, 2017 and dividends are paid on a semi-annual basis. After June 30, 2017, the dividend rate will be paid at a floating annual rate, equal to the greater of (1) the 3 month LIBOR plus 3.20% or (2) 7.506% and dividends will be paid on a quarterly basis. The WMRe Preference Shares are redeemable solely at the discretion of WMRe Group on or after June 30, 2017 at their liquidation preference of $1,000 per share, plus any declared but unpaid dividends. Prior to June 30, 2017, WMRe Group may elect to redeem the WMRe Preference Shares at an amount equal to the greater of (1) the aggregate liquidation preference of the shares to be redeemed and (2) the sum of the present values of the aggregate liquidation preference of the shares to be redeemed and the remaining scheduled dividend payments on the shares to be redeemed (excluding June 30, 2017), discounted to the redemption date on a semi-annual basis at a rate equal to the rate on a comparable treasury issue plus 45 basis points. In the event of liquidation of WMRe Group, the holders of the WMRe Preference Shares would have preference over the common shareholders and would receive a distribution equal to the liquidation preference per share, subject to availability of funds.

In March 2007, WMRe Group issued $400 million face value of senior unsecured notes at an issue price of 99.715% (the “WMRe Senior Notes”) and received $392 million of proceeds, net of issuance costs and commissions. The WMRe Senior Notes, which were issued in an offering that was exempt from the registration requirements of the Securities Act of 1933, bear an annual interest rate of 6.375%, payable semi-annually in arrears on March 20 and September 20, until maturity in March 2017. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, including an interest rate lock agreement, the WMRe Senior Notes yield an effective rate of 6.49% per annum.

ESURANCE

The Esurance group of companies, with its U.S. headquarters in San Francisco, has been part of White Mountains since October 2000. Esurance markets personal auto insurance directly to customers and through select online agents. Most customer interaction with the company takes place via Esurance’s website, www.esurance.com. Through the website, customers can get real-time quotes, compare quotes from other insurance companies, purchase their policies, report claims, watch vehicle repairs, make changes to their policy and manage their accounts. At December 31, 2008, Esurance had approximately 461,000 policies-in-force. In 2008, White Mountains purchased Answer Financial, a national property and casualty insurance agency that sells policies online and through call centers utilizing a comparison quoting platform. The Answer Financial platform now generates the comparison quoting option on Esurance’s website.  By leveraging the complementary capabilities of both Esurance and Answer Financial, the companies can generate significant incremental revenue at favorable acquisition costs and provide a better shopping experience for customers. As of December 31, 2008, the Esurance segment had 745,000 policies-in-force, including 284,000 policyholders at Answer Financial (which excludes 17,000 policies-in-force that were placed with Esurance).

Esurance’s underwriting companies, Esurance Insurance Company, Esurance Insurance Company of New Jersey and Esurance Property and Casualty Insurance Company are rated “A-” (Excellent, the fourth highest of fifteen ratings) with a stable outlook by A.M. Best.  Over the past several years, Esurance has ceded a large percentage of its business to certain other subsidiaries of White Mountains, primarily for capital management purposes. This business is included in the Esurance segment. At December 31, 2008 and 2007, Esurance had $1,096 million and $1,013 million of total assets and $438 million and $445 million of shareholder’s equity, respectively.

Geographic Concentration

As of December 31, 2008, Esurance writes business in thirty states. These states represent approximately 86% of the premium volume for the entire U.S. personal auto insurance market. For the years ended December 31, 2008, 2007 and 2006, Esurance had net written premiums of $823 million, $799 million and $596 million, respectively, which were distributed in the following states:

	Year Ended December 31,
Net written premiums by state	2008	2007	2006
California	24%	22%	19%
Florida	16	16	17
New York	7	7	9
Texas	5	6	6
Washington	5	5	4
Pennsylvania	4	5	5
Michigan	4	5	6
New Jersey	4	4	5
Other	31	30	29
Total	100%	100%	100%

Marketing and Distribution

Esurance targets technology-savvy consumers who rely on the Internet to manage their financial services needs. Esurance has a diverse marketing mix and features its animated icon, “Erin Esurance”, across its advertising channels. In 2008, Esurance continued to advertise on national television, in select local markets, online through search engines (e.g., Google and Yahoo! Search), and through a variety of insurance, finance, and automotive web sites. Esurance also has marketing relationships with professional and college sports teams, as well as various environmental and community organizations. Diversified advertising channels and the strong recall of “Erin Esurance” have resulted in ongoing growth in brand awareness, particularly among Esurance’s target customer base of web-savvy individuals. Esurance is the third largest issuer of auto insurance quotes on the Internet, behind only GEICO and Progressive, and also the third most recognizable brand for online auto insurance among consumers of online goods and services.

Underwriting and Pricing

Esurance collects and verifies detailed underwriting information in real-time while customers complete transactions online. Real-time access to customer information allows Esurance to continually develop and refine its highly segmented, tiered pricing models. Esurance believes that its tiered pricing models have a greater statistical correlation with historical loss experience than traditional pricing models have shown. As a result, Esurance is able to quote rates to customers that closely correspond to the individual risk characteristics of the customer, enabling Esurance to focus on keeping insurance rates competitive without compromising the company’s loss ratio targets.

Competition

Esurance competes with national and regional personal auto insurance companies, though Esurance’s main competition comes from other direct writers like GEICO and Progressive.

By leveraging web-enabled technology, Esurance can capture data real-time and respond quickly to changing loss trends. Esurance is able to continually refine pricing, enhance its auto product, and optimize dollars spent on marketing with the assortment of customer information that is at the company’s disposal. Web technology also allows Esurance to provide 24/365 customer service and claims handling cost effectively.

Esurance’s paperless business process allows the company to significantly reduce operating costs typically associated with policy processing, verification and endorsement activities. As a result, the company is able to achieve efficient, low-cost acquisition and operating expense structures. Further, Esurance’s paperless business model is the foundation of the company’s environmental commitment, which helps differentiate Esurance from its competitors.

Claims Management

Esurance takes initial notice of claims at its loss reporting unit in Sioux Falls, South Dakota, which is available for customers 24 hours a day, 365 days a year. The loss reporting unit then transfers claims to regional claim offices in Arizona, California, Colorado, Florida, Georgia, New Jersey, New York, Texas and Wisconsin where claims are handled and adjusted.

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

Catastrophe Risk Management

Esurance’s sole line of business is personal auto insurance that covers liabilities and physical damage arising from the operation of automobiles. The majority of Esurance’s customers elect coverage for physical damage (79%), resulting in exposure to catastrophe losses from hurricanes, hailstorms, earthquakes and other acts of nature. Generally, catastrophe costs are low for personal auto in relation to other lines of business, such as homeowners and commercial property. Additionally, Esurance’s broad geographic distribution limits its concentration of risk and the potential for losses to accumulate from a single event.

Answer Financial

Answer Financial is one of the largest online personal insurance agencies in the United States, operating in all 50 states, with headquarters in southern California. Products offered through Answer Financial include personal auto insurance, homeowners, renters and condo insurance. Answer Financial, which sold its first internet policy completely online in January 2005, allows insurance shoppers to easily compare prices from the nation’s leading personal auto and homeowners insurance carriers and purchase their policy through Answer Financial’s website.  Insurance shoppers can also call one of Answer Financial’s licensed insurance agents for quotes.

Answer Financial currently offers comparative quotes from 13 insurance carriers. The business model is focused on distribution through financial services and retail partners and utilizes a broad comparison quoting platform.  Several large employers also work with Answer Financial to serve their employees’ insurance needs.  Answer Financial sells policies in 50 states plus the District of Columbia. Answer Financial sold over 150,000 new policies in 2008 and has approximately 300,000 policies-in-force as of December 31, 2008.

Answer Financial markets to consumers primarily through its financial services and retail partners.  The marketing includes placement on partner websites, inserts in partner mailers and phone transfers and referrals.  Answer Financial’s marketing focuses on the ability of the consumer to easily get comparative quotes for their insurance needs, whether it is online or via the phone with a licensed agent.  The partner model is a cost effective way to reach insurance consumers.

Answer Financial competes primarily with national and independent agents.  By leveraging technology, its comparative quoting platform and its relationship with a number of large national insurance carriers, Answer Financial makes it easier for the consumer to get comparative quotes and save money on their personal auto and home insurance.

Esurance Loss and Loss Adjustment Expense Information

Esurance establishes loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain. Uncertainties in projecting estimates of ultimate loss and LAE are magnified by the time lag between when a claim actually occurs and when it is reported and settled (i.e., the claim-tail). Esurance writes only short-tail personal auto insurance policies, which somewhat reduces the uncertainty inherent in its loss and LAE reserves when compared to insurance companies that write long-tail policies, such as workers’ compensation. See “CRITICAL ACCOUNTING ESTIMATES” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a full discussion regarding Esurance’s loss reserving process.

Management believes that Esurance’s loss and LAE reserves as of December 31, 2008 are adequate; however, ultimate loss and LAE may deviate, perhaps materially, from the amounts currently reflected in the reserve balance. Adverse loss and LAE reserve development, if any, would impact Esurance’s future results of operations.

The following information presents (1) Esurance’s loss and LAE reserve development over the eight years since inception and (2) a reconciliation of loss and LAE reserves on a Statutory basis to loss and LAE reserves determined in accordance with GAAP, each as prescribed by Securities Act Industry Guide No. 6.

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

Section II shows the cumulative amount of net loss and LAE paid relating to recorded liabilities as of the end of each succeeding year. Section III shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid loss and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall claim frequency and claim severity patterns, becomes known. Section IV shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2008. Section V shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2008. Section VI shows the cumulative gross (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2008.

	Esurance Loss and LAE(1)(2) Years Ended December 31,
($ in millions)	2001	2002	2003	2004	2005	2006	2007	2008
I. Liability for unpaid loss and LAE:
Gross balance	$4.0	$15.5	$39.1	$63.0	$94.1	$167.4	$285.3	$370.7
Less: reinsurance recoverables on unpaid loss and LAE	—	—	—	(.1)	(.1)	(.5)	(2.2)	(1.4)
Net balance	$4.0	$15.5	$39.1	$62.9	$94.0	$166.9	$283.1	$369.3
II. Cumulative net amount of net liability paid through:
1 year later	2.5	9.3	18.9	35.8	62.4	125.3	164.7	—
2 years later	3.3	12.2	24.5	47.4	89.9	168.7
3 years later	3.9	13.7	28.2	54.3	101.2
4 years later	4.1	14.6	29.6	56.9
5 years later	4.1	14.6	30.0
6 years later	4.1	14.6
7 years later	4.1
III. Net liability re-estimated as of:
1 year later	4.0	16.0	34.0	54.9	97.2	196.4	288.0	—
2 years later	4.4	15.3	29.4	55.5	107.3	206.5
3 years later	4.3	14.4	29.5	58.2	109.7
4 years later	4.2	14.6	30.3	58.4
5 years later	4.1	14.6	30.2
6 years later	4.1	14.6
7 years later	4.1
IV. Cumulative net (deficiency)/redundancy	$(.2)	$.9	$8.9	$4.6	$(15.7)	$(39.7)	$(4.9)	$—
Percent (deficient)/redundant	(3.8)%	5.9%	22.7%	7.3%	(16.7)%	(23.8)%	(1.7)%	—
V. Reconciliation of net liability re-estimated as of the end of the latest re-estimation period (see III. above):
Less: Gross unpaid loss and LAE latest re-estimate	$4.1	$14.6	$30.4	$59.0	$110.1	$208.5	$290.0	$—
Reinsurance recoverable latest re-estimate	—	—	(.2)	(.6)	(.4)	(2.0)	(1.9)	—
Net unpaid loss and LAE latest re-estimate	$4.1	$14.6	$30.2	$58.4	$109.7	$206.5	$288.0	$—
VI. Cumulative Gross (deficiency)/redundancy	$(.2)	$.9	$8.7	$4.0	$(16.0)	$(41.1)	$(4.7)	$—
Percent (deficient)/redundant	(3.8)%	5.9%	22.3%	6.4%	(17.0)%	(24.6)%	(1.7)%	—

(1) The table consists of reserve information for Esurance Insurance Company, Esurance Property & Casualty Insurance Company, Esurance Insurance Company of New Jersey and business ceded by Esurance to WMRe America, OneBeacon and WMRe Sirius.

(2) Esurance became a subsidiary of White Mountains during 2000.

The following table reconciles loss and LAE reserves determined on a Statutory basis to loss and LAE reserves determined in accordance with GAAP at December 31, as follows:

	December 31,
Millions	2008	2007	2006
Statutory reserves	$70.0	$64.3	$43.3
Reserves allocated from other segments	299.3	218.6	123.6
Reinsurance recoverable on unpaid losses and LAE(1)	1.4	2.4	.5
GAAP reserves	$370.7	$285.3	$167.4

(1) Represents adjustments made to add back reinsurance recoverables included with the presentation of reserves under regulatory accounting.

OTHER OPERATIONS

White Mountains’ Other Operations segment consists of the operations of the Company, the Company’s intermediate subsidiary holding companies, White Mountains’ weather risk management and variable annuity reinsurance businesses, the consolidated results of Tuckerman Fund I and Tuckerman Fund II (until its transfer to the White Mountains Re segment, effective June 30, 2008), WM Advisors and White Mountains’ investments in unconsolidated affiliates, as well as the International American Group until its disposition in October 2008.

Berkshire Exchange

On October 31, 2008, White Mountains completed the transaction with Berkshire that was announced on March 10, 2008, through which Berkshire exchanged substantially all of its 16.3% stake in White Mountains (1,634,921 of its 1,724,200 common shares) for 100% of a White Mountains subsidiary, which held CCIC, the International American Group and $708 million in cash (the “Berkshire Exchange”). Upon the closing of the exchange transaction, CCIC and the International American Group had a combined fair value of $85 million and a combined GAAP book value of $59 million.

WM Advisors

WM Advisors is a registered investment adviser that manages White Mountains’ investments in fixed income and equity securities, including hedge funds, limited partnerships and private equities. WM Advisors also has investment management agreements with third parties, most notably with Symetra. At December 31, 2008, WM Advisors had approximately $26 billion in assets under management, $8 billion of which related to consolidated subsidiaries of White Mountains.

WM Advisors has a sub-advisory agreement with Prospector Partners LLC (“Prospector”), a registered investment adviser, under which Prospector manages most of White Mountains’ publicly-traded common equity and convertible securities. Prospector also provides consulting and advisory services to White Mountains through a separate agreement with WM Advisors on matters such as capital management, asset allocation, hedge fund and private equity investments and mergers and acquisitions.

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

To reduce its capital at risk, in October 2008 Galileo entered into a collateralized excess of loss and surplus share treaty which had the effect of capping Galileo’s value-at-risk at $12 million for the 2008-2009 winter season, down from its original intent of $75 million. (See Item 7A “Quantitative and Qualitative Disclosures About Market Risk- Weather Derivative Risk” for a further discussion of Galileo’s value-at-risk.) Galileo’s book does include exposures beyond the 2008-2009 winter season, however all but two transactions run off in 2009. In connection with this risk-reduction strategy, White Mountains extracted $25 million in capital from Galileo during the fourth quarter of 2008 and has extracted an additional $30 million during the first quarter of 2009.  At December 31, 2008, Galileo had total assets of $84 million and shareholder’s equity of $45 million.

Beginning in October 2008, WMRe Bermuda agreed to provide guarantees of the obligations of Galileo to Galileo’s counterparty in certain weather related product transactions. The guarantees require WMRe Bermuda to pay the full amount of Galileo’s obligations to the counterparty in the event of Galileo’s failure to pay these obligations. In the event of a payment, WMRe Bermuda would be eligible to exercise all of the rights of the counterparty against Galileo. As of December 31, 2008, WMRe Bermuda had ten outstanding guarantees of Galileo transactions, the total principal amount of which was approximately $84 million. The guarantees from WMRe Bermuda replaced guarantees that had previously been provided by OneBeacon.  OneBeacon had provided guarantees of the obligations of Galileo to Galileo’s counterparty in certain weather related product transactions from February of 2006 to October of 2008.  As of December 31, 2007, OBIC had eight outstanding guarantees of Galileo transactions, the total principal amount of which was approximately $49 million.

WM Life Re

During 2006, White Mountains entered into the variable annuity reinsurance business through a newly formed subsidiary, WM Life Re. WM Life Re reinsures death and living benefit guarantees associated with certain variable annuities issued in Japan.  White Mountains Re fronted the reinsurance contracts for, and is 100% reinsured by, WM Life Re.

WM Life Re has assumed the risk related to a shortfall between the account value and the guaranteed value that must be paid by the ceding company to an annuitant or to an annuitant’s beneficiary in accordance with the underlying annuity contracts.  The guaranteed value of the annuity contracts is equal to the initial single premium paid by the annuitant.  The annuity accounts are invested in four index funds: a Japanese government bond fund (roughly 35%), a foreign government bond fund (roughly 35%); a Japanese equity fund (roughly 15%) and a foreign equity fund (roughly 15%).  The account is rebalanced monthly to maintain these same investment allocations.  Over the life of the annuity contracts, the ceding company charges fees and expenses to its annuitant’s accounts that would effectively be reimbursed by the ceding company if the account value is less than the guaranteed value at the at the earlier of a 10-year period or death.  This guarantee made by the ceding company to its annuitants was economically equivalent to guaranteeing that the underlying investment accounts would earn a return of approximately 2.7% per annum.  The average account value of annuity contracts covered by WM Life Re was approximately 104% of their guarantee value at the inception of the reinsurance contracts.  Accordingly, the guarantee made in WM Life Re’s contracts was economically equivalent to guaranteeing that the underlying investment accounts would earn a return of approximately 2.3% per annum.

WM Life Re reinsured ¥200 billion (approximately $1.7 billion at the then current exchange rate) of guarantees in September 2006 and an additional ¥56 billion ($0.47 billion) in March 2007.  WM Life Re has not subsequently written any additional business and is currently evaluating options to run-off or exit its existing business.  As of December 31, 2008, the total guarantee value was approximately ¥245 billion (approximately $2.7 billion at exchange rates on that date).  The average annual premium charged by WM Life Re under these contracts is equal to 1.11% times the total guarantee value.

Generally, the liabilities associated with these guarantees increase with declines in the equity markets, interest rates and currencies against the Japanese Yen, as well as with increases in market volatilities. In 2008, particularly in the fourth quarter, as a result of worldwide declines in equity markets, interest rates and the strengthening of the Japanese Yen, the underlying investment accounts declined substantially and at December 31, 2008 the collective account values were approximately 82% of the guarantee value. The liability is also affected by annuitant related behavioral and actuarial assumptions, including surrender and mortality rates.

WM Life Re uses derivative instruments, including put options, interest rate swaps, and futures contracts on major equity indices, currency pairs and government bonds, to mitigate the market risks associated with changes in the fair value of the reinsured variable annuity guarantees. WM Life Re measures its net exposure to changes in relevant interest rates, foreign exchange rates and equity markets on a daily basis and adjusts its economic hedge positions within risk guidelines established by senior management. WM Life Re continually fair values its liability and the related hedge assets.  The guarantee is economically equivalent to having sold put options on a basket of the four index funds. WM Life Re also monitors the effects of annuitant related experience against actuarial assumptions (surrender and mortality rates) on a weekly basis and adjusts relevant assumptions and economic hedge positions if required.

Under the terms of its reinsurance contracts, WM Life Re is required to hold eligible assets (generally cash, short-term investments and hedge assets such as options and futures) equal to the fair value of the liability, as defined in the reinsurance contracts, for the benefit of the cedant.  Increases in the fair value of the liability in excess of the increase in value of the hedge assets, such as occurs in the case of decreases in surrender assumptions or underperformance of the hedging portfolio, must therefore be funded on a current basis while the actual amounts that must be paid to settle the contracts may not be known and generally will not become payable for a number of years.  White Mountains contributed an additional $155 million into WM Life Re during 2008 and February 2009 to fulfill this requirement.

See Item 7 - “CRITICAL ACCOUNTING ESTIMATES - Fair Value Measurements” for a discussion of the sensitivity of WM Life Re’s results to changes in market and annuitant-related variables.

Tuckerman Fund I and Tuckerman Fund II

White Mountains owns approximately 90% of Tuckerman Fund I and approximately 45% of Tuckerman Fund II (collectively, “the Tuckerman Funds”). The Tuckerman Funds are managed by Tuckerman Capital, a private investment firm that focuses on acquisitions of small manufacturing companies, and are consolidated within White Mountains’ financial statements. Tuckerman Capital focuses its acquisition efforts on companies with enterprise values ranging from $5 million to $25 million and with established track records of success. The companies owned by the Tuckerman Funds are manufacturers of highly engineered, non-commodity products across a broad range of industries.

At December 31, 2008 and 2007, the Tuckerman Fund I and Tuckerman Fund II had $86 million and $91 million of total assets and accounted for $22 million and $32 million of White Mountains’ net assets. During 2008, White Mountains’ investment in Tuckerman Fund II was transferred from Other Operations to the White Mountains Re segment.

International American Group

The International American Group, which White Mountains transferred to Berkshire in October 2008 as part of the Berkshire Exchange, consisted of American Centennial Insurance Company (“American Centennial”) and British Insurance Company of Cayman (“British Insurance Company”), both of which were property and casualty insurance and reinsurance companies in run-off. At December 31, 2007 American Centennial had $78 million of total assets and $11 million of shareholder’s equity. At December 31, 2007 British Insurance Company had $18 million of total assets and $6 million of shareholder’s equity.

INVESTMENTS

White Mountains’ long term investment philosophy has historically been to maximize its after-tax total risk-adjusted return. Under this approach, each dollar of after-tax investment income and realized and unrealized gains and losses is valued equally. White Mountains recently shifted its investment philosophy from a total return focus to a capital preservation focus in response to the significant declines and high volatility in equity markets, the lack of liquidity in the credit markets and the widening of credit spreads on fixed income securities experienced in the latter half of 2008.  In particular, White Mountains significantly reduced the size of its equity portfolio and now has a larger percentage of its invested assets in cash and short term investments than it has in the past under a total return approach.  White Mountains expects to return to its long term total return investment philosophy in the future when conditions are more favorable.

White Mountains’ investment portfolio mix as of December 31, 2008 consisted in large part of high-quality, fixed maturity investments and short-term investments, as well as equity investments and other investments, such as hedge funds, limited partnerships and private equities. White Mountains’ management believes that prudent levels of investments in common equity securities and other investments within its investment portfolio are likely to enhance long-term after-tax total returns without significantly increasing the risk profile of the portfolio. See “Portfolio Composition” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

White Mountains’ overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to credit risks. White Mountains also actively manages the average duration of the portfolio, about 2 years including short-term investments and about 3 years excluding short-term investments at December 31, 2008, to seek the highest after-tax, risk-adjusted total returns.

Prospector’s equity investment strategy is to maximize absolute risk-adjusted total return through investments in a variety of equity and equity-related instruments, using a bottom-up, value discipline. Preservation of capital is of the utmost importance. Using a value orientation, Prospector invests in relatively concentrated positions in the United States and other developed markets.

Prospector Offshore Fund, Ltd.

White Mountains owns approximately 60% of the Prospector Offshore Fund, Ltd. (“Prospector Fund”). The Prospector Fund is managed by Prospector, a registered investment advisor, and is consolidated within White Mountains’ financial statements. The Prospector Fund is an open-ended mutual fund that pursues investment opportunities in a variety of equity and equity-related instruments, with a principal focus on the financial services sector and a special emphasis on the insurance industry.

At December 31, 2008 and 2007, the Prospector Fund had $128 million and $207 million of total assets and accounted for $52 million and $64 million of White Mountains’ net assets.

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

At December 31, 2006, White Mountains’ investment in Montpelier Re warrants and common shares totaled $67 million. On May 1, 2007, White Mountains sold all of its remaining interest in Montpelier Re, which consisted of 939,039 common shares and warrants to purchase 7,172,376 common shares, for total proceeds of $65 million and recognized an after tax loss of $1.8 million.

Investments in Unconsolidated Affiliates

Symetra

In 2004, White Mountains, Berkshire and several other private investors capitalized Symetra in order to purchase the life and investment operations of Safeco Corporation for $1.35 billion. The acquired companies focus mainly on group insurance, individual life insurance, structured settlements and retirement services. Symetra had an initial capitalization of approximately $1.4 billion, consisting of $1,065 million of common equity and $315 million of debt. White Mountains invested $195 million in Symetra in exchange for 2.0 million common shares of Symetra. In addition, White Mountains and Berkshire each received warrants to acquire an additional 1.1 million common shares of Symetra at $100 per share. White Mountains owns approximately 19% of the outstanding common shares of Symetra and approximately 24% of Symetra on a fully-converted basis including the warrants. Three White Mountains designees serve on Symetra’s seven member board of directors. White Mountains accounts for its investment in common shares of Symetra under the equity method and accounts for its Symetra warrants as a derivative investment at fair value.

On October 26, 2007, Symetra executed a 7.7-for-1 stock dividend (substantially equivalent to an 8.7-for-1 stock split) that increased White Mountains’ investment in Symetra’s common shares from 2.0 million to 17.4 million, and the number of warrants to acquire additional common shares from 1.1 million at $100 per share to 9.5 million at $11.49 per share. The stock split, affected in the form of a dividend, had no effect on White Mountains’ percentage of ownership in Symetra.

The following table presents the financial strength ratings assigned to Symetra’s principal insurance operating subsidiaries:

	A.M. Best(1)	Standard & Poor’s(2)	Moody’s(3)	Fitch(4)
Rating	“A” (Excellent)	“A” (Strong)	“A2” (Good)	“A+” (Strong)
Outlook	Stable	Negative	Stable	Negative

(1) “A” is the third highest of fifteen financial strength ratings assigned by A.M. Best.

(2) “A” is the sixth highest of twenty-one financial strength ratings assigned by Standard & Poor’s.

(3) “A2” is the sixth highest of twenty-one financial strength ratings assigned by Moody’s.

(4) “A+” is the fifth highest of twenty-one financial strength ratings assigned by Fitch.

Symetra’s total revenues and net income for the years ended December 31, 2008, 2007, and 2006 were $1,454 million and $24 million, $1,590 million and $167 million, and $1,568 million and $159 million. As of December 31, 2008 and 2007, Symetra had total assets of $19.2 billion and $19.6 billion and shareholders’ equity of $288 million and $1.3 billion. Symetra’s shareholders’ equity excluding unrealized losses from its fixed maturity investments was $1.3 billion at both December 31, 2008 and 2007.

As of December 31, 2008 and 2007, White Mountains’ investment in Symetra common shares was $251 million and $247 million, excluding $197 million and $6 million, respectively, of equity in unrealized losses from Symetra’s fixed maturity investments. As of December 31, 2008 and 2007, White Mountains’ investment in Symetra warrants was $27 million and $77 million. Since inception, White Mountains has received cash dividends from Symetra of $47 million on its common share investment and $26 million on its warrant investment.

Pentelia

In April 2007, White Mountains invested $50 million in Pentelia Investment Limited (“Pentelia”), a fund that invests in insurance-related investment assets. White Mountains has determined that its investment in Pentelia is a variable interest entity. However, since White Mountains is not the primary beneficiary, it accounted for its interests in Pentelia as an equity method investment in an unconsolidated affiliate at December 31, 2007. During the first quarter of 2008, Pentelia raised additional equity capital. Subsequent to the capital raise, White Mountains’ ownership interest in Pentelia was reduced from 17% to approximately 13%. Accordingly, White Mountains’ investment in Pentelia is now accounted for as a trading security in other investments. Changes in fair value of White Mountains investment in Pentelia are recognized in the net change in unrealized investment gains and losses. White Mountains’ exposure to loss is limited to the carrying value of its investment in Pentelia. At December 31, 2008, White Mountains redeemed $10 million, or 22%, of its investment in Pentelia. As of December 31, 2008, the carrying value of White Mountains’ investment in Pentelia was $35 million.

White Mountains also obtained an equity interest of 33% in Pentelia Capital Management (“PCM”) for $1.6 million in April 2007. This investment is accounted for under the equity method. As of December 31, 2008 and 2007, White Mountains investment in PCM was $1.6 million for both periods.

Delos

On August 3, 2006, White Mountains Re sold Sirius America to Delos. As part of the transaction, White Mountains invested $32 million in Delos, representing an equity interest of approximately 18%, which is accounted for as an equity method investment in an unconsolidated affiliate. As of December 31, 2008, White Mountains’ total investment in Delos was $34 million.

Securities Lending

White Mountains participates in securities lending programs through both OneBeacon and White Mountains Re as a mechanism for generating additional investment income.  Under the security lending arrangements, certain securities White Mountains owns are loaned to other institutions for short periods of time through a lending agent.  The security lending counterparty is required to provide collateral for the loaned securities, which is then invested by the lending agent.  The collateral is required at a rate of 102% of the fair value of the loaned securities, is controlled by the lending agent and may not be sold or re-pledged.  In the event that the lending agent does not return the full amount of collateral to the security lending counter party, White Mountains is obligated to make up any deficiency.

White Mountains has some exposure to troubled financial services companies in the collateral received under its securities lending program. A portion of the collateral received for securities loaned out under the program was invested in formerly highly rated troubled financial services companies and in highly rated sub-prime mortgage-backed securities. At December 31, 2008, there is a $15 million collateral shortfall ($7 million at OneBeacon and $8 million at White Mountains Re) that relates primarily to these securities.  Additionally, there are approximately $5 million of sub-prime mortgage-backed securities at White Mountains Re that are in the securities lending collateral accounts at December 31, 2008.  In February 2009, the value that can be loaned under White Mountains’ securities lending programs cannot exceed approximately $170 million.

In February 2009, OneBeacon amended the terms of its securities lending program to give it more control over the investment of borrowers’ collateral and to segregate the assets supporting that collateral into a segregated account. Pursuant to the amendment, (i) the guidelines for the investment of any new cash collateral, as well as the reinvestment of cash, were narrowed to permit investment in only cash equivalent securities, (ii) OneBeacon has the authority to direct the lending agent to both sell specific collateral securities in its segregated account and to not sell certain collateral securities which the lending agent proposes to sell, and (iii) OneBeacon and the lending agent agreed to manage the securities lending program toward an orderly wind-down, which OneBeacon believes will be completed over an approximately 1 to 2 year period. As of the date of the amendment, the market value of the securities on loan was approximately $64 million. White Mountains is currently exploring options for exiting White Mountains Re’s securities lending program.

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

Over the last several years most states have implemented laws that establish standards for current, as well as continued, state accreditation. In addition, the National Association of Insurance Commissioners (“NAIC”) has adopted risk-based capital (“RBC”) standards for property and casualty insurers as a means of monitoring certain aspects affecting the overall financial condition of insurance companies. The current RBC ratios of White Mountains’ active U.S.-based insurance and reinsurance operating subsidiaries are satisfactory and such ratios are not expected to result in any adverse regulatory action. White Mountains is not aware of any current recommendations by regulatory authorities that would be expected to have a material effect on its results of operations or liquidity.

As a condition of its license to do business in certain states, White Mountains’ U.S.-based insurance and reinsurance operating subsidiaries are required to participate in mandatory shared market mechanisms. Each state dictates the types of insurance and the level of coverage that must be provided. The most common type of shared market mechanism in which White Mountains is required to participate is an assigned risk plan. Many states operate assigned risk plans. The NYAIP and New Jersey commercial automobile insurance plans are two such shared market mechanisms in which OneBeacon is required to participate. These plans require insurers licensed within the applicable state to accept the applications for insurance policies of customers who are unable to obtain insurance in the voluntary market. The total number of such policies an insurer is required to accept is based on its market share of voluntary business in the state. Underwriting results related to assigned risk plans are typically adverse. Accordingly, OneBeacon may be required to underwrite policies with a higher risk of loss than it would otherwise accept.

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

The insurance laws of many states generally provide that property and casualty insurers doing business in those states belong to a statutory property and casualty guaranty association. The purpose of these guaranty associations is to protect policyholders by requiring that solvent property and casualty insurers pay certain insurance claims of insolvent insurers. These guaranty associations generally pay these claims by assessing solvent insurers proportionately based on the insurer’s share of voluntary written premiums in the state. While most guaranty associations provide for recovery of assessments through rate increases, surcharges or premium tax credits, there is no assurance that insurers will ultimately recover these assessments. At December 31, 2008, the reserve for such assessments at OneBeacon totaled $17 million.

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

Nearly all states have insurance laws requiring personal property and casualty insurers to file price schedules, policy or coverage forms, and other information with the state’s regulatory authority. In most cases, such price schedules and/or policy forms must be approved prior to use. While pricing laws vary from state to state, their objectives are generally to ensure that prices are adequate, not excessive and not discriminatory. For example, Massachusetts, a state where OneBeacon has a sizable presence, had previously set virtually all aspects of automobile insurance rates, including agent commissions. While the state is now transitioning to a system of managed competition, existing regulations continue to challenge an insurer’s ability to adequately price its product, which often leads to unsatisfactory underwriting results.

White Mountains’ U.S.-based insurance and reinsurance operating subsidiaries are subject to state laws and regulations that require investment portfolio diversification and that limit the amount of investment in certain categories. Non-compliance may cause non-conforming investments to be non-admitted in measuring statutory surplus and, in some instances, may require divestiture. White Mountains’ investment portfolio at December 31, 2008 complied with such laws and regulations in all material respects.

One of the primary sources of cash inflows for the Company and certain of its intermediary holding companies is dividends received from its insurance and reinsurance operating subsidiaries. Under the insurance laws of the states under which White Mountains’ U.S.-based insurance and reinsurance operating subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. See Item 7 -”LIQUIDITY AND CAPITAL RESOURCES - Dividend Capacity” for further discussion.

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

While the federal government does not directly regulate the insurance business, federal legislation and administrative policies affect the insurance industry. In addition, legislation has been introduced from time to time in recent years that, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry. In December of 2007, the United States government extended the Terrorism Act until December 31, 2014. The Terrorism Act was originally enacted in 2002 and established a federal “backstop” for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest. As extended, the law now covers domestic acts of terrorism. In exchange for this “backstop”, primary insurers are required to make coverage available to commercial insureds for losses from acts of terrorism as specified in the Terrorism Act. OneBeacon is actively complying with the requirements of the Terrorism Act in order to ensure its ability to be reimbursed by the federal government for any losses it may incur as a result of future terrorist acts. (See “Terrorism” in the “ONEBEACON” section of this Item for a further discussion of the Terrorism Act). A number of additional enacted and pending legislative measures could lead to increased consolidation and increased competition for business and for capital in the financial services industry. White Mountains cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect such measures may have on its insurance and reinsurance operations.

Environmental cleanup of polluted waste sites is subject to both federal and state regulation. The Comprehensive Environmental Response Compensation and Liability Act of 1980 (“Superfund”) and comparable state statutes govern the cleanup and restoration of waste sites by potentially responsible parties (“PRPs”). These laws can impose liability for the entire cost of clean-up upon any PRP, regardless of fault. The insurance industry in general is involved in extensive litigation regarding coverage issues arising out of the cleanup of waste sites by insured PRPs and as a result has disputed many such claims. From time to time, comprehensive Superfund reform proposals are introduced in Congress, but none has yet been enacted. At this time, it remains unclear as to whether Superfund reform legislation will be enacted or that any such legislation will provide for a fair, effective and cost-efficient system for settlement of Superfund related claims. The NICO Cover includes coverage for such exposures at OneBeacon; however, there can be no assurance that the coverage provided under the NICO Cover will ultimately prove to be adequate.

Sweden

WMRe Sirius is subject to regulation and supervision by the Swedish Financial Supervisory Authorities (the “FSA”). As Sweden is a member of the European Union (the “EU”), this supervision covers all locations within the EU. Generally, the FSA has broad supervisory and administrative powers over such matters as licenses, standards of solvency, investments, methods of accounting, form and content of financial statements, minimum capital and surplus requirements, annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. White Mountains believes that it is in compliance with all applicable laws and regulations pertaining to its business that would have a material effect on its financial position in the event of non-compliance.

In accordance with provisions of Swedish law, WMRe Sirius is permitted to transfer up to the full amount of its pre-tax income, subject to certain limitations, into an untaxed reserve referred to as a safety reserve, which equaled $1.2 billion at December 31, 2008. Under GAAP, an amount equal to the safety reserve, net of the related deferred tax liability established at the Swedish tax rate of 26.3%, is classified as shareholder’s equity. Generally, this deferred tax liability is only required to be paid by WMRe Sirius if it fails to maintain predetermined levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on WMRe Sirius’ safety reserve ($309 million at December 31, 2008) is included in solvency capital. Access to the safety reserve is restricted to coverage of aggregate losses and requires the approval of Swedish regulatory authorities.  Similar to the approach taken by Swedish regulatory authorities, major rating agencies include the $1.2 billion balance of the safety reserve, without any provision for deferred taxes, in WMRe Sirius’ capital when assessing WMRe Sirius’ financial strength.

Bermuda Insurance Regulation

The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), regulates the insurance businesses of WMRe Bermuda, Scandinavian Re, Galileo and WM Life Re, and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (“BMA”). The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise to operate an insurance business. In addition, the BMA is required by the Insurance Act to determine whether a person who proposes to control 10 percent, 20 percent, 33 percent or 50 percent (as applicable) of the voting powers of a Bermuda registered insurer or its parent company is a fit and proper person to exercise such degree of control.

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

Certain Other Bermuda Law Considerations

White Mountains is an exempted company organized under the Companies Act 1981 of Bermuda (the “Companies Act”). As a result, White Mountains needs to comply with the provisions of the Companies Act regulating the payment of dividends and making of distributions from contributed surplus. A company is prohibited from declaring or paying a dividend, or making a distribution out of contributed surplus, if there are reasonable grounds for believing that:

(1) the company is, or would after the payment be, unable to pay its liabilities as they become due; or

(2) the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

Under White Mountains’ bye-laws, each common share is entitled to dividends if, and when, dividends are declared by its board of directors, subject to any preferred dividend rights of the holders of any preference shares. Issued share capital is the aggregate par value of the company’s issued shares, and the share premium account is the aggregate amount paid for issued shares over and above their par value. Share premium accounts may be reduced in certain limited circumstances. In addition, the Companies Act regulates return of capital, reduction of capital and any purchase or redemption of shares by White Mountains.

Although White Mountains is incorporated in Bermuda, it has been designated as a non-resident of Bermuda for exchange control purposes by the BMA. Pursuant to its non-resident status, White Mountains may hold any currency other than Bermuda dollars and convert that currency into any other currency, other than Bermuda dollars, without restriction.

Shares may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act of 2003 and the Exchange Control Act 1972, and related regulations of Bermuda which regulate the sale of securities in Bermuda. In addition, specific permission is required from the BMA pursuant to the provisions of the Exchange Control Act 1972 and related regulations, for all issuances and transfers of securities of Bermuda companies, other than in cases where the BMA has granted a general permission. The BMA in its policy dated June 1, 2005 provides that where any equity securities, including White Mountains’ common shares, of a Bermuda company are listed on an appointed stock exchange, general permission is given for the issue and subsequent transfer of any securities of a company from and/or to a non-resident, for as long as any equities securities of such company remain so listed. The New York Stock Exchange is deemed to be an appointed stock exchange under Bermuda law. Notwithstanding the above general permission, the BMA has granted White Mountains permission to, subject to its common shares being listed on an appointed stock exchange, (a) issue and transfer its shares, up to the amount of its authorized capital from time to time, to persons resident and non-resident of Bermuda for exchange control purposes; (b) issue and transfer options, warrants, depositary receipts, rights, and other securities; and (c) issue and transfer loan notes and other debt instruments and options, warrants, receipts, rights over loan notes and other debt instruments to persons resident and non-resident of Bermuda for exchange control purposes.

Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place in Bermuda. As exempted companies, White Mountains may not, without the express authorization of the Bermuda legislature or under a license granted by the Bermuda Minister of Finance, participate in various specified business transactions, including:

•                  the acquisition or holding of land in Bermuda, except land held by way of lease or tenancy agreement which is required for White Mountains’ business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for White Mountains’ officers and employees and held with the consent of the Bermuda Minister of Finance, for a term not exceeding 21 years;

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

The following table presents the financial strength ratings assigned to White Mountains’ principal insurance and reinsurance operating subsidiaries and the debt ratings for White Mountains’ principal financial instruments as of February 27, 2009:

	A.M. Best(1)	Standard & Poor’s(2)	Moody’s(3)	Fitch(4)
OneBeacon
Rating	“A” (Excellent)	“A” (Strong)	“A2” (Good)	“A” (Strong)
Outlook	Stable	Negative	Stable	Stable
WMRe America
Rating	“A-” (Excellent)	“A-” (Strong)	“A3” (Good)	“A-” (Strong)
Outlook	Stable	Stable	Stable	Stable
WMRe Sirius
Rating	“A” (Excellent)	“A-” (Strong)	“A3” (Good)	“A-” (Strong)
Outlook	Stable	Stable	Stable	Stable
WMRe Bermuda
Rating	“A-” (Excellent)	“A-” (Strong)	No Rating	“A” (Strong)
Outlook	Stable	Stable	N/A	Stable
Esurance
Rating	“A-” (Excellent)	No Rating	No Rating	No Rating
Outlook	Stable	N/A	N/A	N/A
OBH Senior Notes(5)
Rating	“bbb” (Adequate)	“BBB” (Adequate)	“Baa2” (Medium Grade)	“BBB” (Good)
Outlook	Stable	Negative	Stable	Stable
WMRe Senior Notes
Rating	“bbb-” (Adequate)	“BBB-” (Adequate)	“Baa3” (Medium Grade)	“BBB” (Good)
Outlook	Stable	Stable	Stable	Stable
WMRe Preference Shares
Rating	“bb” (Speculative)	“BB” (Speculative)	“Ba2” (Speculative)	“BBB-” (Good)
Outlook	Stable	Stable	Stable	Stable

(1) “A” is the third highest and “A-” is the fourth highest of fifteen financial strength ratings; “bbb” is the ninth highest, “bbb-”is the tenth highest and “bb” is the twelfth highest of twenty-two creditworthiness ratings assigned by A.M. Best.

(2) “A” is the sixth highest and “A-” is the seventh highest of twenty-one financial strength ratings; “BBB” is the ninth highest, “BBB-”is the tenth highest and “BB” is the twelfth highest of twenty-two creditworthiness ratings assigned by Standard & Poor’s.

(3) “A2” is the sixth highest and “A3” is the seventh highest of twenty-one financial strength ratings; “Baa2” is the ninth highest, “Baa3” is the tenth highest and “Ba2” is the twelfth highest of twenty-one creditworthiness ratings assigned by Moody’s.

(4) “A” is the sixth highest and “A-” is the seventh highest of twenty-one financial strength ratings; “BBB” is the ninth highest and “BBB-”is the tenth highest of twenty-three creditworthiness ratings assigned by Fitch.

(5) The OBH Senior Notes are fully and unconditionally guaranteed as to the payment of principal and interest by the Company.

EMPLOYEES

As of December 31, 2008, White Mountains employed 5,155 persons (consisting of 39 persons at the Company and its intermediate holding companies, 2,500 persons at OneBeacon, 463 persons at White Mountains Re, 2,105 persons at Esurance (including Answer Financial), 31 persons at WM Advisors, 10 persons at WM Life Re, and 7 persons at Galileo). Management believes that White Mountains has satisfactory relations with its employees.

AVAILABLE INFORMATION

The Company is subject to the informational reporting requirements of the Exchange Act. In accordance therewith, the Company files reports, proxy statements and other information with the SEC. These documents are available at www.whitemountains.com shortly after such material is electronically filed with or furnished to the SEC. In addition, the Company’s code of business conduct and ethics as well as the various charters governing the actions of certain of the Company’s Committees of its Board of Directors, including its Audit Committee, Compensation Committee and Nominating and Governance Committee, are available at www.whitemountains.com.

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

Item 1A.  Risk Factors

The information contained in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “FORWARD-LOOKING STATEMENTS” (page 98) for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements. The Company’s actual future results and trends may differ materially depending on a variety of factors including, but not limited to, the risks and uncertainties discussed below.

Unpredictable catastrophic events could adversely affect our financial condition or results of operations.

We write insurance and reinsurance policies that cover catastrophic events. Our policies cover unpredictable natural and other disasters, such as hurricanes, windstorms, earthquakes, floods, fires and explosions. In recent years, the frequency of major weather-related catastrophes has increased. Our exposure to catastrophic windstorm damage in the Northeastern United States is the largest single natural risk to our business. In the case of OneBeacon, some extremely remote modeled catastrophic events, or series of catastrophic events, could be of sufficient size to cause OneBeacon to become insolvent, which could adversely affect our financial condition and results of operations. We also have significant exposure to a major earthquake in California or Japan and windstorm damage in Northern Europe, the United States Atlantic Coast (i.e., Massachusetts to Florida) and the United States Gulf Coast region (i.e., Florida to Texas). In addition, we are exposed to losses from terrorist attacks, such as the attacks on the United States on September 11, 2001.

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

We manage our exposure to catastrophic losses by limiting the aggregate insured value of policies in geographic areas with exposure to catastrophic events and by estimating a PML for many different catastrophe scenarios and by buying reinsurance. To manage and analyze aggregate insured values and PML, we use a variety of tools, including catastrophe modeling software packages. Our estimates of PML are dependent on many variables, including assumptions about the demand surge and storm surge, loss adjustment expenses, insurance-to-value and storm intensity in the aftermath of weather- related catastrophes utilized to model the event, the relationship of the actual event to the modeled event and the quality of data provided to us by ceding companies (in the case of our reinsurance operations). Accordingly, if our assumptions about the variables are incorrect, the losses we might incur from an actual catastrophe could be materially higher than our expectation of losses generated from modeled catastrophe scenarios and our financial condition and results of operations could be materially adversely affected.

Our investment portfolio may suffer reduced returns or losses which could adversely affect our results of operations and financial condition. Any adverse changes in interest or foreign currency exchange rates or volatility in the equity and debt markets could result in significant losses in the fair value of our investment portfolio and generate significant losses from our life reinsurance business.

Our investment portfolio consists of fixed maturity securities, convertible fixed maturities, short-term investments, common equity securities and other investments such as hedge funds, limited partnerships and private equities. Our investment selections are designed to maximize after-tax, total risk-adjusted return over the long term; however, investing entails substantial risks. We cannot assure you that we will achieve our investment objectives, and our investment performance may vary substantially over time.

Investment returns are an important part of our changes in book value, and fluctuations in the fixed income or equity markets could impair our results of operations or financial condition. A significant period of time normally elapses between the receipt of insurance premiums and the disbursement of insurance claims. During this time, we generate investment income, consisting primarily of interest earned on fixed maturity investments and dividends earned on equity securities, by investing our capital as well as insurance premiums allocated to support unpaid loss and LAE reserves. We also recognize unrealized investment gains and losses on the securities we hold in our investment portfolio and we generate investment gains and losses from sales of securities from our investment portfolio.

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

In addition, our life reinsurance business has assumed the risk related to a shortfall between the account value and the guaranteed value that must be paid by a ceding company to its annuitants or to its annuitants’ beneficiaries through reinsurance contracts that are carried at fair value in our financial statements.  We also use derivative instruments that are carried at fair value in our financial statements to mitigate the market risks associated with changes in the fair value of the reinsured variable annuity guarantees.  These derivative instruments include put options, interest rate swaps, and futures contracts on major equity indices, currency pairs and government bonds. However, these derivatives may not fully mitigate our exposure to the changes in the fair value of the reinsured variable annuity guarantees.  For example, WM Life Re reported significant losses in 2008 from the net effect of the increase in the fair value of its variable annuity liabilities exceeding the increase in the fair value of the related derivative instruments.

The fair value of our life reinsurance contracts and the related derivative instruments is significantly affected by general economic and market conditions such as equity market returns and volatility, interest rate fluctuations and foreign currency exchange.  These conditions are outside of our control and could generate significant losses that would adversely affect our results of operations and financial condition.

We may not be able to successfully alleviate risk through reinsurance and retrocessional arrangements. Additionally, we may be unable to collect all amounts due from our reinsurers under our existing reinsurance and retrocessional arrangements.

We attempt to limit our risk of loss through reinsurance and retrocessional arrangements. Retrocessional arrangements refer to reinsurance purchased by a reinsurer to cover its own risks assumed from primary ceding companies. The availability and cost of reinsurance and retrocessional protection is subject to market conditions, which are outside of our control. In addition, the coverage under our reinsurance and retrocessional arrangements may be inadequate to cover our future liabilities. As a result, we may not be able to successfully alleviate risk through these arrangements, which could have a material adverse effect on our financial condition and results of operations.

We are not relieved of our obligations to our policyholders or ceding companies by purchasing reinsurance. Accordingly, we are subject to credit risk with respect to our reinsurance and retrocessions in the event that a reinsurer is unable to pay amounts owed to us as a result of a deterioration in its financial condition. A number of reinsurers in the industry experienced such a deterioration in the aftermath of the 2001 terrorist attacks and the active 2005 hurricane season. To mitigate this risk, we annually review and periodically monitor our reinsurers’ financial condition and require at the time of purchase of reinsurance that each of our reinsurers holds a rating of at least “A-” by A.M. Best or the equivalent. While we believe that our reinsurers’ financial condition is strong, it is possible that one or more of our reinsurers will be significantly adversely affected by future significant loss events, causing them to be unable to pay amounts owed to us. We also may be unable to recover amounts due under our reinsurance and retrocessional arrangements if our reinsurers choose to withhold payment due to a dispute or other factors beyond our control.

Our loss and loss adjustment expense reserves may be inadequate to cover our ultimate liability for losses and as a result our financial results could be adversely affected.

We are required to maintain adequate reserves to cover our estimated ultimate liabilities for loss and loss adjustment expenses. Loss and LAE reserves are typically comprised of (1) case reserves for claims reported and (2) IBNR reserves for losses that have occurred but for which claims have not yet been reported, or IBNR, which include a provision for expected future development on case reserves. These reserves are estimates based on actuarial and statistical projections of what we believe the settlement and administration of claims will cost based on facts and circumstances then known to us. Because of the uncertainties that surround estimating loss and LAE reserves, we cannot be certain that our reserves are adequate and actual claims and claim expenses paid might exceed our reserves due to the uncertainties that surround estimating loss and LAE reserves. If we determine in the future that our reserves are insufficient to cover our actual losses and LAE, we would have to add to our reserves, which could have a material adverse effect on our financial condition and results of operations.  For example, in 2008, WMRe America increased reserves by $181 million related to adverse loss development from its casualty reinsurance book.

For further discussion of our loss and LAE reserves, including our asbestos and environmental reserves, see Item 7 -”CRITICAL ACCOUNTING ESTIMATES - Loss and Loss Adjustment Expenses”.

We may not maintain favorable financial strength or creditworthiness ratings which could adversely affect our ability to conduct business.

Third party rating agencies assess and rate the financial strength, including claims-paying ability, of insurers and reinsurers. These ratings are based upon criteria established by the rating agencies and are subject to revision at any time at the sole discretion of the agencies. Some of the criteria relate to general economic conditions and other circumstances outside the rated company’s control. These financial strength ratings are used by policyholders, agents and brokers as an important means of assessing the suitability of insurers as business counterparties and have become an increasingly important factor in establishing the competitive position of insurance companies. These financial strength ratings do not refer to our ability to meet non-insurance obligations and are not a recommendation to purchase or discontinue any policy or contract issued by us or to buy, hold or sell our securities. General creditworthiness ratings are used by existing or potential investors to assess the likelihood of repayment on a particular debt issue. We believe that strong debt ratings are important factors that provide better financial flexibility when issuing new debt or restructuring existing debt.

Rating agencies periodically evaluate us to confirm that we continue to meet the criteria of the ratings previously assigned to us. See “RATINGS” in Item 1 for a summary of financial strength ratings on our significant insurance and reinsurance subsidiaries and creditworthiness ratings on our significant financial instruments. A downgrade, withdrawal or negative watch/outlook of our financial strength ratings could severely limit or prevent our insurance and reinsurance subsidiaries from writing new insurance or reinsurance policies or renewing existing policies, which could have a material adverse effect on our financial condition and results of operations. A downgrade, withdrawal or negative watch/outlook of our creditworthiness ratings could severely limit our ability to raise new debt or could make new debt more costly and/or have more restrictive conditions.

Additionally, the majority of White Mountains Re’s assumed reinsurance contracts contain optional cancellation, commutation and/or funding provisions that would be triggered if A.M. Best and/or S&P were to downgrade the financial strength ratings of either WMRe America, WMRe Sirius or WMRe Bermuda below “A-” or if the surplus of WMRe America, WMRe Sirius or WMRe Bermuda were to substantially decrease (generally, in excess of 20%). A client may choose to exercise these rights depending on, among other things, the reasons for such a downgrade, the extent of the downgrade, the prevailing market conditions, the degree of unexpired coverage, and the pricing and availability of replacement reinsurance coverage. We cannot predict in advance how many of our clients would actually exercise such rights but widespread exercise of these options could be materially adverse. For example, WMRe America experienced a reduction in surplus from year-end 2007 to year-end 2008 equal to approximately 24%. However, no client has yet exercised any contractual option relating to surplus reduction.

We have significant foreign operations that expose us to certain additional risks, including foreign currency risks and political risk.

White Mountains Re conducts a significant portion of its business outside of the United States. As a result, a substantial portion of our assets, liabilities, revenues and expenses are denominated in currencies other than the U.S. dollar and are therefore subject to foreign currency risk. Our foreign currency risk cannot be eliminated entirely and significant changes in foreign exchange rates may adversely affect our financial condition or our results of operations.

Our foreign operations are also subject to legal, political and operational risks that may be greater than those present in the United States. As a result, our operations at these foreign locations could be temporarily or permanently disrupted.

Our debt, preferred stock and related service obligations could adversely affect our business.

As of December 31, 2008, we had approximately $1,364 million face value of indebtedness and $250 million face value of White Mountains Re non-cumulative perpetual preference shares outstanding.

Our ability to meet our debt and related service obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which are beyond our control. We are also subject to restrictive financial covenants contained in our revolving credit facility that require us to maintain specified financial ratios and to satisfy financial condition tests.  These covenants can restrict us in several ways, including our ability to incur additional indebtedness.  A breach of these covenants could result in an event of default under our revolving credit facility which would allow lenders to declare all amounts owed under the revolving credit facility to be immediately due and payable. A failure to pay principal and interest on our revolving credit facility could trigger cross acceleration provisions contained in the indentures of the OBH Senior Notes and the WMRe Senior Notes. Conversely, a failure to pay principal and interest on the OBH Senior Notes or the WMRe Senior Notes could trigger a cross acceleration provision on our revolving credit facility. If we do not have enough cash to repay accelerated debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more cash or sell equity. We cannot assure you that we will be able to accomplish any of these alternatives on terms acceptable to us, if at all.

We could incur additional indebtedness and issue additional preferred stock in the future. To the extent new debt, new preferred stock and other obligations are added to our and our subsidiaries’ current debt and preferred stock levels, the risks described in the previous paragraph would increase.

We are a holding company with no direct operations, and our insurance and reinsurance subsidiaries’ ability to pay dividends to us is restricted by law.

As a holding company with no direct operations, we rely on net investment income and dividends and other permitted payments from our subsidiaries to pay our expenses. Our subsidiaries may not be able to generate cash flow sufficient to pay a dividend or distribute funds to us. In addition, under the insurance laws of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled, an insurer or reinsurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities.

We are required to hold eligible assets in trust (generally cash, short-term investments and hedge assets such as options and futures) for the benefit of the cedent under our life reinsurance contracts.  Our holding companies contributed an additional $155 million into WM Life Re during 2008 and February 2009 to fulfill this requirement.  Any future excess in the fair value of the liability pertaining to our life reinsurance contracts over the value of assets used to hedge that liability could necessitate contributions from our holding companies to fund the trust.

Our top tier regulated insurance and reinsurance operating subsidiaries have the ability to pay approximately $352 million of dividends during 2009, without prior approval of regulatory authorities.  As of December 31, 2008, the Company and its intermediate holding companies had approximately $468 million of net unrestricted cash and fixed maturity investments outside of its regulated insurance and reinsurance operating subsidiaries.  See Item 7 - “LIQUIDITY AND CAPITAL RESOURCES — Dividend Capacity”. Management believes that our cash balances, cash flows from operations and cash flows from investments are adequate to meet expected cash requirements for the foreseeable future on both a holding company and operating subsidiary level. However, if our insurance and reinsurance subsidiaries cannot pay dividends in future periods or if we are required to contribute additional funds to fulfill our obligations under our life reinsurance contracts, we may have difficulty servicing our debt, paying dividends on our common and preferred shares and meeting our holding company expenses. For additional information relating to insurance and reinsurance regulations governing our operations, see “Regulation.”

We may suffer losses from unfavorable outcomes from litigation and other legal proceedings.

In the ordinary course of business, we are subject to litigation and other legal proceedings as part of the claims process, the outcomes of which are uncertain. We maintain reserves for these legal proceedings as part of our loss and LAE reserves. We also maintain separate reserves for legal proceedings that are not related to the claims process. In the event of an unfavorable outcome in one or more legal matters, our ultimate liability may be in excess of amounts we have currently reserved for and such additional amounts may be material to our results of operations and financial condition. For a description of our material legal proceedings, see Item 3 — “Legal Proceedings.”

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

The property and casualty insurance and reinsurance industries are highly competitive and have, from time to time, experienced severe price competition. OneBeacon competes with numerous regional and national insurance companies, including The St. Paul Travelers Companies, Inc., Zurich Financial Services Group, CNA Financial Corporation, Hartford Financial Services Group, Inc., The Hanover Insurance Group, Inc., W.R. Berkley Corporation, The Chubb Corporation, The Progressive Corporation, Allstate Insurance Company, Liberty Mutual, American International Group, Inc. and the regional Farm Bureaus. White Mountains Re competes with numerous reinsurance companies throughout the world, including ACE Limited, Arch Capital Group Ltd., Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., General Reinsurance Corporation, Hannover Ruckversicherung AG, Lloyd’s of London, Montpelier Re, Munich Re Group, Odyssey Re Holdings Corporation, Partner Re Ltd., Platinum Underwriters Holdings Ltd., Renaissance Re Holdings Ltd., Swiss Re Group, Transatlantic Holdings, Inc. and XL Capital Ltd. Esurance competes with national and regional personal automobile insurance companies, though Esurance’s main competition comes from other direct writers like Progressive, GEICO, and 21st Century. Many of these competitors have greater financial, marketing and management resources than we do and have established long-term and continuing business relationships throughout the insurance industry, which can be a significant competitive advantage for them.

OneBeacon predominately offers its products through a network comprised of independent agents.  These agents compete with direct writers of insurance, who are often able to offer substantial discounts in pricing as compared to OneBeacon’s insurance products. If OneBeacon’s agents experience increased competition from direct writers of insurance, we in turn could be adversely affected if OneBeacon’s agents are unable to maintain a competitive position in their respective markets. These agents might also represent competitors of OneBeacon.  In addition, substantial new capital and competitors have entered the reinsurance market in recent years, and we expect to face further competition in the future. If we are unable to maintain our competitive position, our insurance and reinsurance businesses may be adversely affected and we may not be able to compete effectively in the future.

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

In addition, there are efforts currently underway in the United States to federally regulate financial services companies, which could include insurance companies, including through the establishment of a U.S. federal regulatory body or agency. This legislation, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry. The current U.S. Congress could address the issue of U.S. federal regulation of insurance companies, including issues such as U.S. federal preemption of state insurance regulations as well as solvency and capital requirements. We cannot predict whether any U.S. federal legislation will be enacted at all, or if it is enacted, what issues it will address. Any such legislation could have an effect on our business and results of operations.

Our profitability may be adversely impacted by inflation and legislative actions and judicial decisions.

The effects of inflation could cause claim costs to rise in the future. In addition, judicial decisions and legislative actions continue to broaden liability and policy definitions and to increase the severity of claim payments, such as described above with respect to asbestos and environmental claims. To the extent inflation and these legislative actions and judicial decisions cause claim costs to increase above reserves established for these claims, we will be required to increase our loss and LAE reserves with a corresponding reduction in our net income in the period in which the deficiency is identified.

In recent years we have successfully created shareholder value through acquisitions and dispositions of insurance and reinsurance entities. We may not be able to continue to create shareholder value through such transactions in the future.

In the past several years, we have completed numerous acquisitions and dispositions of insurance and reinsurance entities, many of which have contributed significantly to our growth in adjusted book value. Failure to identify and complete future acquisition and disposition opportunities could limit our ability to achieve our target returns. Even if we were to identify and complete future acquisition opportunities, there is no assurance that such acquisitions will ultimately achieve their anticipated benefits.

We have significant deferred tax assets which we may be unable to utilize if we do not generate sufficient future taxable income.

We have $537 million of net operating loss carryforwards, capital loss carryforwards and tax credit carryforwards at December 31, 2008 that are subject to carryforward limitations in the United States.  We have recorded a deferred tax asset of $138 million (net of a valuation allowance of $71 million) related to these items at December 31, 2008.  We also have $2 billion of net operating loss carryforwards at December 31, 2008 which are not subject to carryforward limitations in Luxembourg.  We have recorded a deferred tax asset of $162 million (net of a valuation allowance of $444 million) related to these net operating loss carryforwards at December 31, 2008.  Utilization of these assets and other assets included in our worldwide net deferred tax asset of $418 million (net of a valuation allowance of $551 million) is dependent on generating sufficient future taxable income of the appropriate character (i.e., ordinary income or capital gains) in the appropriate jurisdiction. If it is determined that that it is more likely than not that sufficient future taxable income will not be generated, we would be required to increase the valuation allowance in future periods, which would have an adverse effect on our financial condition and results of operations.

We may become subject to taxes in Bermuda after 2016.

We have received a standard assurance from the Bermuda Minister of Finance, under Bermuda’s Exempted Undertakings Tax Protection Act 1966, that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate, duty or inheritance tax, then the imposition of any such tax will not be applicable to us or to any of our operations or our shares, debentures or other obligations until March 28, 2016. Given the limited duration of the Minister of Finance’s assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016. In the event that we become subject to any Bermuda tax after such date, it could have a material adverse effect on our financial condition and results of operations.

Changes in tax laws or tax treaties may cause more of the income of certain non-U.S. companies in our group to become subject to taxes in the United States.

The taxable income of our U.S. subsidiaries is subject to U.S. federal, state and local income tax and other taxes. The income of the non-U.S. companies in our group is generally not subject to tax in the United States other than withholding taxes on interest and dividends. Certain of our non-U.S. companies are eligible for the benefits of tax treaties between the United States and other countries. We believe our non-U.S. companies will continue to be eligible for treaty benefits. However, it is possible that factual changes or changes to U.S. tax laws or changes to tax treaties that presently apply to our non-U.S. companies could impact income subject to tax in the United States. Similarly, changes to the applicable tax laws, treaties or regulations of other countries could subject the income of members of our group to higher rates of tax outside the United States.  For example, in September 2008, a Bill (HR6969) was introduced to Congress to amend the Internal Revenue Code of 1986 to disallow the deduction for excess non-taxed reinsurance premiums with respect to United States risks paid to affiliates.  This Bill has not yet proceeded beyond the introduction phase.

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

We are organized under the laws of Bermuda, and a portion of our assets are located outside the United States. As a result, it may not be possible for our shareholders to enforce court judgments obtained in the United States against us based on the civil liability provisions of the federal or state securities laws of the United States, either in Bermuda or in countries other than the United States where we will have assets. In addition, there is some doubt as to whether the courts of Bermuda and other countries would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the federal or state securities laws of the United States or would hear actions against us or those persons based on those laws.

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

Historically, reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions, volatile investment markets and other factors. The supply of reinsurance is related to prevailing prices, the level of insured losses and the level of industry surplus which, in turn, may fluctuate in response to changes in rates of return earned in the reinsurance industry. As a result, the reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excess underwriting capacity as well as periods when shortages of capacity permitted favorable premium rate levels. For example, the industry experienced a soft casualty market of lower prices and less favorable terms from 1997 to 2001 during which profitability suffered while the losses incurred from the 2005 U.S. hurricanes triggered price increases. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers significantly affect the reinsurance industry cycle. Any of these factors could lead to a significant reduction in premium rates, less favorable contract terms, fewer submissions for our underwriting capacity and potential regulatory response. We expect to continue to experience the effects of the industry’s cyclicality.

Our reinsurance operations are largely dependent upon our ceding companies’ evaluation of risk.

White Mountains Re, like other reinsurance companies that write treaty reinsurance, generally does not evaluate separately each of the assumed individual insurance risks under our reinsurance contracts. As such, we are largely dependent upon the cedents’ original underwriting decisions. We are subject to the risk that the cedents may not have adequately or accurately evaluated the risks that they have insured, and we have reinsured, and that the premiums ceded may not adequately compensate us for the risks we assume. If our reserves are insufficient to cover our actual loss and LAE arising from our treaty reinsurance business, we would have to strengthen our reserves and incur charges to our earnings. These charges could be significant and could have a material adverse effect on our results of operations and financial condition.

We have surety bonds in Latin America and write credit and bond reinsurance that could expose us to an economic downturn, or changes to the regulatory or legal environment, in certain countries and regions as a whole.

White Mountains, through WMRe America, has run-off operations that include a material amount of Latin American facultative surety exposure (our “Surety Book”). Surety bonding describes a class of business where insurance companies guarantee various contractual commitments assumed by contractors and other businesses. The majority of WMRe America’s Surety Book is comprised of performance bonds, which is insurance obtained by service providers, such as construction firms, to protect against their failure to complete service engagements according to contractual terms. As of December 31, 2008, the maximum certificate or bonding value in our Surety Book (a measurement which does not factor in the percentage to completion of any of the projects supported by the bonds) was approximately $682 million. Approximately 90% of our Surety Book is represented by contracts in Colombia and 6% is represented in Brazil. While our Surety Book is comprised of a large number of contracts with relatively small individual exposures, a severe economic downturn that adversely affects the capital supply or business environment in Colombia or Brazil individually, or Latin America generally, or a significant shift in the regulatory or legal environments governing access to collateral in these markets, could have a material adverse effect on our results of operations and financial condition. In the event current recessionary pressures increase or continue over time, it is possible that certain South American countries could experience significant economic downturn that could affect the risks in White Mountains Re’s Surety Book.

In addition, White Mountains Re, through WMRe Sirius, writes credit and bond reinsurance, mostly on companies with worldwide operations. Most debtors are based in Europe, representing approximately 71% of White Mountains Re’s exposure. The bulk of the business is traditional short term commercial credit insurance, covering pre-agreed domestic and export sales of goods and services with typical coverage periods of 60 to 120 days. In 2009, WMRe Sirius will retrocede 80% of premiums written in this business to a well capitalized credit insurer, whose performance is guaranteed by the Belgium government.

Losses under these policies (protection of undisputed debts against declared insolvency and protracted default) are closely correlated to reductions in a respective country’s gross national product. As such, a recession that occurs in a relatively short period of time and impacts multiple countries could result in higher than expected losses. As of December 31, 2008, White Mountains Re’s contractual loss exposure for this business is approximately $1 billion. However, because of the short-term nature of this business, ceding companies can actively adjust credit exposures and substantially mitigate the effect of an economic crisis or a major bankruptcy. The limit of liability given above does not consider the positive impact of dynamic limit management nor does it include the credit for recoveries.

Item 1B.  Unresolved Staff Comments

As of the date of this report, the Company had no unresolved comments from the Commission staff regarding its periodic or current reports under the Exchange Act.

Item 2.  Properties

The Company maintains two professional offices in Hamilton, Bermuda which serve as its headquarters and its registered office. The Company’s principal executive office is in Hanover, New Hampshire. In addition, the Company maintains professional offices in Guilford, Connecticut, which house its investment and corporate finance functions, and Boston Massachusetts, which house its corporate accounting, reporting and compliance functions.

OneBeacon’s headquarters are located in Hamilton, Bermuda, while its United States headquarters is located in Canton, Massachusetts and its principal executive office is located in Minnetonka, Minnesota. OneBeacon also maintains branch offices in various cities throughout the United States.

White Mountains Re’s headquarters is in Hamilton, Bermuda and its principal executive office is located in New York, New York. WMRe America is headquartered in New York, New York with branch offices in various cities throughout the United States and in Toronto, Canada. WMRe Sirius is headquartered in Stockholm, Sweden with various branch offices in Europe and Asia. WMRe Bermuda and WMRUS are located in Hamilton, Bermuda. Esurance is headquartered in San Francisco, California with various offices throughout the United States. Answer Financial is headquartered in Encino, California with various offices throughout the United States.

The Company’s headquarters, registered office, principal executive office, investment and corporate finance offices and corporate accounting, reporting and compliance offices are leased. WMRe Sirius’ home office in Sweden and substantially all of its branch offices, as well as WMRUS’s office in Bermuda, are leased. WMRe America’s home office and its branch offices are leased as well. OneBeacon owns its home office, while its principal executive office and branch offices are leased. Esurance’s home office and its branch offices are leased. Management considers its office facilities suitable and adequate for its current level of operations.

Item 3.  Legal Proceedings

White Mountains, and the insurance and reinsurance industry in general, is subject to litigation and arbitration in the normal course of business. Other than those items listed below, White Mountains was not a party to any material litigation or arbitration other than as routinely encountered in claims activity, none of which is expected by management to have a material adverse effect on its financial condition and/or cash flows.

OneBeacon

On July 24, 2008, OneBeacon and Liberty Mutual entered into a Confidential Settlement Agreement and Release (the “Settlement Agreement”) that resolved nearly four years of arbitration and litigation.  The disputes concerned amounts which Liberty Mutual asserted were due to it under agreements with OneBeacon (the Liberty Agreements) for unallocated loss adjustment expenses and amounts which OneBeacon asserted were due to it related to claims administration and reinsurance.  The Settlement Agreement represents a full and final resolution of the disputes related to the Liberty Agreements.

In connection with the Settlement Agreement, OneBeacon took a pre-tax charge in the amount of $9 million in the second quarter of 2008, representing a part of the cost of the settlement.  OneBeacon made a cash payment to Liberty Mutual in the amount of $16 million on July 30, 2008. No further charges or payments will be made with respect to the disputed matters.

Scandinavian Re

Scandinavian Re is engaged in arbitration with St. Paul Fire & Marine Insurance Company, et al., regarding a dispute related to a Retrocessional Casualty Aggregate Stop Loss Agreement concerning casualty business written during the 1999-2001 underwriting years. Discovery is nearly complete and the arbitration is set for May 2009.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company’s shareholders during the fourth quarter of 2008.

Executive Officers of the Registrant and its Subsidiaries (As of February 27, 2009)

Name	Position	Age	Executive officer since
Raymond Barrette	Chairman and CEO	58	2007
Reid T. Campbell	Managing Director of White Mountains Capital, Inc.	41	2007
David T. Foy	Executive Vice President and Chief Financial Officer	42	2003
Robert R. Lusardi	President and CEO of White Mountains Financial Services LLC	52	2005
T. Michael Miller	President and CEO of OneBeacon	50	2005
J. Brian Palmer	Vice President and Chief Accounting Officer	36	2001
G. Manning Rountree	Managing Director of White Mountains Capital, Inc.	36	2009
Robert L. Seelig	Vice President and General Counsel	40	2002
Gary C. Tolman	President and CEO of Esurance	57	2005
Allan L. Waters	President and CEO of White Mountains Re	51	2007

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

Mr. Rountree is a Managing Director of White Mountains Capital, Inc. He joined White Mountains in 2004. Prior to joining White Mountains, Mr. Rountree was a Senior Vice President at Putnam Investments for two years. Prior to joining Putnam Investments, Mr. Rountree spent 3 years with McKinsey & Company.

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

PART II

Item 5.  Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

White Mountains’ common shares are listed on the New York Stock Exchange (symbol WTM) and the Bermuda Stock Exchange (symbol WTM-BH). As of February 27, 2009, there were 370 registered holders of White Mountains’ common shares, par value $1.00 per share. The quarterly range of the high and low sales price for common shares during 2008 and 2007 is presented below:

	2008		2007
	High	Low	High	Low
Quarter ended:
December 31	$474.44	$195.00	$566.50	$492.00
September 30	525.00	389.27	608.96	507.00
June 30	493.75	404.99	611.02	548.76
March 31	512.96	449.36	590.40	532.35

During 2008 and 2007, the Company declared and paid cash dividends on common shares of $4.00 and $8.00 per share.

In 2006, White Mountains’ board of directors authorized the Company to repurchase up to 1 million of its common shares, from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. Since the inception of this program, the Company has repurchased and retired 420,611 common shares for $201 million.

On October 31, 2008, Berkshire exchanged substantially all of its 16.3% stake in White Mountains (1,634,921 of its 1,724,200 common shares) for 100% of a White Mountains subsidiary, which held CCIC, the International American Group, and $708 million in cash.

For information on securities authorized for issuance under the Company’s equity compensation plans, see “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

The following graph shows the five-year cumulative total return for a shareholder who invested $100 in common shares (NYSE symbol “WTM”) as of January 1, 2004, assuming re-investment of dividends. Cumulative returns for the five-year period ended December 31, 2008 are also shown for the Standard & Poor’s 500 Stocks (Property & Casualty) Capitalization Weighted Index (“S&P P&C”) and the Standard & Poor’s 500 Stocks Capitalization Weighted Index (“S&P 500”) for comparison.

Item 6.  Selected Financial Data

Selected consolidated income statement data and ending balance sheet data for each of the five years through December 31, 2008, follows:

	Year Ended December 31,
$ in millions, except share and per share amounts	2008	2007	2006	2005	2004
Income Statement Data:
Revenues(a)(b)	$2,956	$4,734	$4,794	$4,632	$4,555
Expenses	4,096	4,052	4,064	4,327	4,297
Pre-tax (loss) earnings(a)(b)	(1,140)	682	730	305	258
Income tax benefit (provision)	499	(211)	(99)	(37)	(47)
Minority interest	76	(93)	(16)	(12)	(11)
Equity in earnings of unconsolidated affiliates	6	29	37	34	38
Net (loss) income before extraordinary items	(559)	407	652	290	238
Extraordinary gains(c)	4	—	21	—	181
Net (loss) income	$(555)	$407	$673	$290	$419
Net (loss) income before extraordinary items per share:
Basic	$(54.96)	$37.96	$60.52	$26.96	$24.05
Diluted	$(54.96)	$37.89	$60.33	$26.56	$22.67
Balance Sheet Data:
Total assets	$15,896	$19,083	$19,444	$19,418	$19,015
Long-term debt(d)	1,362	1,193	1,107	779	783
Mandatorily redeemable preferred stock of subsidiaries	—	278	262	234	212
Minority interest—OneBeacon Ltd(b)	284	517	491	—	—
Minority interest—WMRe Preference Shares(e)	250	250	—	—	—
Minority interest—consolidated limited partnerships	63	100	113	96	59
Common shareholders’ equity	2,899	4,713	4,455	3,833	3,884
Book value per share(f)	$328.97	$446.83	$408.62	$347.00	$349.60
Adjusted book value per share(g)	$353.07	$447.36	$409.01	$344.76	$344.38
Share Data:
Cash dividends paid per common share	$4.00	$8.00	$8.00	$8.00	$1.00
Ending common shares (000’s)(h)	8,809	10,554	10,783	10,779	10,773
Ending equivalent common shares (000’s)(i)	(37)	(37)	29	34	46
Ending common and equivalent common shares (000’s)	$8,772	$10,517	$10,812	$10,813	$10,819

(a)     Effective January 1, 2008, White Mountains adopted FAS 159 and elected to record the changes in unrealized gains and losses from nearly all of its investment portfolio in net income. In prior periods, these changes have been included in other comprehensive income. Accordingly, total revenues and pre-tax income (loss) for 2008, which included $588 of net unrealized investment losses, are not directly comparable to such measures for all other periods presented above.

(b)    In connection with the OneBeacon Offering in 2006, White Mountains recognized a $171 gain in other revenues and recorded a $479 minority interest liability.

(c)     The extraordinary gain in 2008 resulted from the excess of the fair value over the cost of net assets acquired in the Helicon acquisition. The extraordinary gain in 2006 resulted from the excess of the fair value over the cost of net assets acquired in the Mutual Services acquisition. Extraordinary gains in 2004 resulted from the excess of the fair value over the cost of net assets acquired in the Sirius, Symetra, Tryg-Baltica and Sierra transactions.

(d)    At December 31, 2008, White Mountains had $200 outstanding under its credit facility. During 2007, White Mountains Re issued the $400 WMRe Senior Notes, a portion of the proceeds of which were used to repay the borrowings under White Mountains’ credit facility. At December 31, 2006, White Mountains had $320 outstanding under its credit facility.

(e)     In May 2007, WMRe Group, an intermediate holding company of White Mountains Re, issued $250 non-cumulative perpetual preference shares.

(f)       Includes the dilutive effects of outstanding incentive options to acquire common shares (“Options”). Non-qualified options were not included in the diluted earnings per share denominator as their inclusion would be anti-dilutive for the periods presented.

(g)    Adjusted book value per share is a non-GAAP measure which is derived by expanding the GAAP book value per share calculation to include the effects of assumed conversion of all in-the-money convertible securities and to exclude the net unrealized gains (losses) from Symetra’s fixed maturity portfolio. See the reconciliation of adjusted book value per share to book value per share on page 48.

(h)    During 2008, Berkshire exchanged 1,634,921 of the Company’s common shares for a combination of cash and assets. During 2008 and 2007, the Company repurchased and retired 129,770 and 290,841 common shares, respectively, under its previously announced share repurchase program.

(i)        Includes outstanding Options and warrants to acquire common shares, when applicable. In addition, for periods subsequent to December 31, 2006, the number of common shares outstanding used in the calculation of adjusted book value per share is adjusted to exclude unearned shares of restricted stock representative of the proportion of unamortized compensation cost at the date of the calculation to the value of the restricted stock on the date of issuance.

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

The following discussion also includes five non-GAAP financial measures, adjusted comprehensive net income, adjusted book value per share, adjusted capital, OneBeacon’s adjusted book value per share and OneBeacon’s specialty, commercial and personal lines’ loss and LAE ratios and combined ratios prior to a reserve reallocation, that have been reconciled to their most comparable GAAP financial measures (see page 75). White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ financial performance and condition.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

Overview—Year Ended December 31, 2008 versus Year Ended December 31, 2007

White Mountains ended 2008 with an adjusted book value per common share of $353, which represented a decrease of 20% (including dividends) from the adjusted book value per common share of $447 as of December 31, 2007. The global financial crisis had a significant impact on White Mountains’ results in 2008.  The reduction in adjusted book value was due mainly to a -9.4% total return on invested assets, $188 million in losses from WM Life Re and a $22 per share reduction from the impact of the Berkshire Exchange, partially offset by a $162 million tax benefit from the release of a valuation allowance against a deferred tax asset of a subsidiary. The strengthening of the U.S. dollar also generated significant foreign currency translation losses during 2008. White Mountains reported an adjusted comprehensive net loss of $749 million in 2008, compared to adjusted comprehensive net income of $481 million in 2007. White Mountains has taken several steps to protect its capital from further deterioration, including reduced exposure to equities and property catastrophes.

OneBeacon ended 2008 with a book value per share of $12.15, which represented a decrease of 22% for the year, including dividends. The reduction is due mainly to a -13.0% total return on OneBeacon’s invested assets during 2008.  OneBeacon reported a GAAP combined ratio of 95% for 2008, compared to 93% for 2007. The increase was primarily due to higher catastrophe losses reported in 2008, somewhat offset by more favorable loss reserve development in 2008.  White Mountains Re reported a GAAP combined ratio of 106% in 2008, compared to 94% in 2007.  The increase was primarily due to $156 million of catastrophe losses (16 points) and $80 million (8 points) of net adverse loss reserve development recorded by White Mountains Re in 2008, compared to $76 million (7 points) of catastrophe losses and $39 million (3 points) of net adverse loss reserve development in 2007.  Esurance reported a GAAP combined ratio of 106% in 2008, compared to 116% in 2007, as selective rate increases and lower claims frequency have more than offset rising severity costs.

Total net written premiums decreased 1% to $3,718 million in 2008 from $3,759 million in 2007, as increases at OneBeacon and Esurance were more than offset by a decrease at White Mountains Re.  OneBeacon’s net written premiums increased by 5% to $1,963 million in 2008, driven primarily by premiums from its new specialty collector car and boat business.  White Mountains Re’s net written premiums decreased by 15% to $931 million in 2008. The decrease occurred in most lines of business, especially in casualty, and was primarily due to pricing, terms and conditions for certain accounts that no longer met White Mountains Re’s underwriting guidelines.  Esurance’s net written premiums increased by 3% in 2008 to $823 million. Esurance’s growth rate has slowed due to a decline in shopping for personal auto insurance and due to selective rate increases implemented during 2008.

Effective January 1, 2008, White Mountains adopted FAS 159 and elected to record the changes in unrealized gains and losses from nearly all of its investment portfolio in net income. In prior periods, these changes have been included in other comprehensive income. Accordingly, net income (loss) and pre-tax income (loss) for 2008 are not directly comparable to such measures for 2007 and 2006.

Overview—Year Ended December 31, 2007 versus Year Ended December 31, 2006

White Mountains ended 2007 with an adjusted book value per common share of $447, which represented an increase of 11.3% (including dividends) over the adjusted book value per common share of $409 as of December 31, 2006. This increase reflected favorable weather conditions and strong investment results in 2007. Adjusted book value per share at December 31, 2007 was reduced by $2 per share from the impact of share repurchases during the fourth quarter of 2007.

OneBeacon reported a GAAP combined ratio of 93% for 2007 compared to 96% for 2006. OneBeacon’s improved underwriting results in 2007 reflected lower catastrophe losses and favorable loss reserve development. The 2007 results also benefited from a $26 million gain from OneBeacon’s partial pension settlement. White Mountains Re’s GAAP combined ratio decreased to 94% for 2007, compared to 102% in 2006, mainly due to a decrease in net adverse loss reserve development.  White Mountains Re recorded $39 million (3 points) of net adverse loss reserve development in 2007, compared to $218 million (18 points) of net adverse loss reserve development in 2006.  Esurance reported a GAAP combined ratio of 116% in 2007, compared to 108% in 2006, due primarily to $30 million (4 points) of net adverse loss reserve development in 2007.

Total net written premiums decreased slightly to $3,759 million in 2007 from $3,844 million in 2006, as decreases at OneBeacon and White Mountains Re were somewhat offset by an increase at Esurance.  OneBeacon’s net written premiums decreased by 5% to $1,864 million in 2007, due primarily to the sale of the renewal rights to its Agri business in late 2006.  White Mountains Re’s net written premiums decreased by 15% to $1,096 million in 2007. Excluding written premiums from Sirius America, which White Mountains Re sold during the third quarter of 2006, net written premiums decreased by $155 million, or 12%. The decrease occurred in most lines of business, especially in casualty, and was primarily due to pricing, terms and conditions for certain accounts that no longer met White Mountains Re’s underwriting guidelines.  Esurance’s net written premium increased to $799 million in 2007, a 34% increase from 2006, as Esurance expanded its marketing programs through online video, search, and television while making site changes that improved the conversion rate (i.e. the ratio of policies written to quotes generated).

Adjusted Book Value Per Share

During 2008, White Mountains changed its principal financial reporting measure from “fully diluted tangible book value per share” to “adjusted book value per share”.  The difference between the two measures is that adjusted book value per share includes unamortized intangible assets, while fully diluted tangible book value per share does not.  White Mountains determined adjusted book value per share to be a better financial reporting measure than fully diluted tangible book value per share principally because it includes the value of business in force from its acquisition of Answer Financial, which was first recorded as an intangible asset during the second quarter of 2008 and totaled $51 million as of December 31, 2008.  Adjusted book value per share is a non-GAAP financial measure and has been presented retroactively for all periods herein.  (See NON-GAAP FINANCIAL MEASURES on page 75).

The following table presents White Mountains’ adjusted book value per share for the years ended December 31, 2008, 2007 and 2006 and reconciles this non-GAAP measure to the most comparable GAAP measure:

	December 31,
	2008	2007	2006
Book value per share numerators (in millions):

Common shareholders’ equity	$2,898.8	$4,713.4	$4,455.3
Benefits to be received from share obligations under employee benefit plans	1.1	1.7	4.7
Remaining accretion of subsidiary preferred stock to face value(1)	—	(15.8)	(41.8)
Book value per share numerator	2,899.9	4,699.3	4,418.2
Equity in net unrealized losses from Symetra’s fixed maturity portfolio	197.3	5.6	4.1
Adjusted book value per share numerator	$3,097.2	$4,704.9	$4,422.3
Book value per share denominators (in thousands of shares):

Common shares outstanding	8,808.8	10,553.6	10,782.8
Share obligations under employee benefit plans	6.0	9.9	29.5
Book value per share denominator	8,814.8	10,563.5	10,812.3
Unearned restricted shares	(42.6)	(46.5)	—
Adjusted book value per share denominator	8,772.2	10,517.0	10,812.3
Book value per share	$328.97	$446.86	$408.62
Adjusted book value per share	$353.07	$447.36	$409.01

(1) Remaining adjustment of subsidiary preferred stock to face value, which is based on White Mountains’ ownership interest in OneBeacon Ltd. of 72.9% and 72.4% as of December 31, 2007 and 2006.

Review of Consolidated Results

A summary of White Mountains’ consolidated financial results for the years ended December 31, 2008, 2007 and 2006 follows:

	Year Ended December 31,
Millions	2008(1)	2007	2006
Gross written premiums	$4,116.5	$4,189.9	$4,312.4
Net written premiums	$3,717.6	$3,758.6	$3,843.5
Revenues
Earned insurance and reinsurance premiums	$3,710.0	$3,783.7	$3,712.7
Net investment income	410.3	533.0	435.5
Net realized investment (losses) gains	(568.7)	263.2	272.7
Net unrealized investment losses	(588.4)	—	—
Gain on sale of shares through the OneBeacon Offering	—	—	171.3
Other revenue	(7.5)	153.9	202.0
Total revenues	2,955.7	4,733.8	4,794.2
Expenses
Losses and LAE	2,506.4	2,406.4	2,452.7
Insurance and reinsurance acquisition expenses	752.5	776.6	754.8
Other underwriting expenses	466.6	509.0	505.4
General and administrative expenses	221.9	200.5	218.3
Amortization of AFI purchase accounting adjustments	16.0	—	—
Accretion of fair value adjustment to loss and LAE reserves	16.9	21.4	24.5
Interest expense—debt	82.1	73.0	50.1
Interest expense—dividends on preferred stock	11.8	29.3	30.3
Interest expense—accretion on preferred stock	21.6	36.1	28.3
Total expenses	4,095.8	4,052.3	4,064.4
Pre-tax (loss) income	$(1,140.1)	$681.5	$729.8
Income tax benefit (provision)	498.7	(210.5)	(98.9)
Equity in earnings of unconsolidated affiliates	5.8	29.4	36.9
Minority interest	76.1	(93.0)	(16.0)
Net (loss) income before extraordinary items	$(559.5)	$407.4	$651.8
Excess of fair value of acquired net assets over cost	4.2	—	21.4
Net (loss) income	$(555.3)	$407.4	$673.2
Change in net unrealized gains (losses) on investments	—	15.2	(.9)
Change in equity in net unrealized losses from investments in unconsolidated affiliates	(193.0)	(2.2)	(29.8)
Change in foreign currency translation and other	(192.5)	58.9	63.6
Comprehensive net (loss) income	$(940.8)	$479.3	$706.1
Change in net unrealized losses from Symetra’s fixed maturity portfolio	191.7	1.5	28.3
Adjusted comprehensive net (loss) income	$(749.1)	$480.8	$734.4

(1) Effective January 1, 2008, White Mountains adopted FAS 159 and elected to record the changes in unrealized gains and losses from nearly all of its investment portfolio in net income. In prior periods, these changes have been included in other comprehensive income. Accordingly, net income (loss) and pre-tax income (loss) for 2008 are not directly comparable to such measures for 2007 and 2006.

Consolidated Results—Year Ended December 31, 2008 versus Year Ended December 31, 2007

White Mountains’ total revenues decreased by 38% to $2,956 million in 2008, compared to $4,734 million in 2007. Earned premiums decreased by 2% in 2008 when compared to 2007, as earned premium increases at OneBeacon and Esurance were more than offset by a decrease in earned premiums at White Mountains Re. Net investment income decreased by 23% to $410 million in 2008 compared to $533 million in 2007. White Mountains also reported net realized investment losses of $569 million in 2008 compared to net realized investment gains of $263 million in 2007.  White Mountains reported $588 million of net unrealized losses through net income in 2008 as a result of the FAS 159 election compared to $10 million net unrealized investment gains reported in other comprehensive income in 2007 (see Summary of Investment Results). Other revenues decreased by $161 million to a loss of $8 million in 2008, due mainly to the net effect of the increase in the fair value of WM Life Re’s variable annuity liabilities exceeding the increase in the fair value of the related derivative contracts, which reduced other revenues by a $188 million in 2008, compared to a $26 million reduction in other revenues in 2007. The net reduction in 2008 was driven predominantly by a change in assumptions that fewer customers than previously expected will surrender their contracts as the value of their guaranteed annuity benefits goes further in-the-money. Other revenues also included $59 million of foreign currency translation losses at White Mountains Re in 2008 compared to $13 million of foreign currency translation losses reported in 2007.

White Mountains’ total expenses increased 1% to $4,096 million in 2008 from $4,052 million in 2007. Loss and LAE increased by 4% to $2,506 million in 2008, due primarily to higher catastrophe losses and higher net adverse loss reserve development reported during 2008 compared to 2007. This increase was slightly offset by decreases in insurance and reinsurance acquisition expenses and other underwriting expenses due to the overall decline in premium volume. General and administrative expenses increased by 11% to $222 million in 2008, due primarily to $32 million in expenses incurred by Answer Financial since its acquisition in the second quarter of 2008 and a $26 million increase in the fair value of WM Life Re’s variable annuity death benefit liabilities ($26 million in 2008 compared to $0.3 million in 2007), which are included in the general and administrative expenses of the Other Operations segment.

White Mountains’s results for 2008 included $174 million of unrealized foreign currency exchange losses reported as other comprehensive losses, resulting primarily from the strengthening of the U.S. dollar in comparison to the Swedish Krona.

Consolidated Results—Year Ended December 31, 2007 versus Year Ended December 31, 2006

White Mountains reported adjusted comprehensive net income of $481 million for 2007, compared to $734 million in 2006. Net income was $407 million in 2007, compared to $673 million in 2006. These results reflected favorable weather conditions and strong investment results in both years. During 2006, White Mountains benefited from an after-tax gain of $171 million from the OneBeacon Offering, an after-tax gain of $21 million on the purchase of Mutual Service, $29 million in after-tax transaction gains from the sales of Sirius America and OneBeacon’s Agri business and $33 million in gains from the settlements of U.S. federal and state income tax audits.

White Mountains’ total revenues decreased by 1% to $4,734 million in 2007 compared to $4,794 million in 2006, mainly due to the $171 million gain from the OneBeacon Offering in 2006 and a $48 million decrease in other revenues, mainly at White Mountains Re. These revenue decreases were partially offset by a $98 million increase in net investment income, due mainly to a higher invested asset base in 2007, and a 2% increase in earned premiums. The increase in earned premiums was primarily due to an increase at Esurance, partially offset by decreases at OneBeacon and White Mountains Re.

White Mountains’ total expenses were relatively flat at $4,052 million for 2007 when compared to $4,064 million in 2006. Interest expense on debt increased 46% in 2007, primarily due to interest on the WMRe Senior Notes that were issued in March of 2007. This was partially offset by an 8% decrease in general and administrative expenses, due primarily to lower incentive compensation in 2007.

Income Taxes

The Company is domiciled in Bermuda and has subsidiaries domiciled in several countries. The majority of the Company’s worldwide operations are taxed in the United States. Income earned or losses incurred by non-U.S. companies will generally be subject to an overall effective tax rate lower than that imposed by the United States.

During the fourth quarter of 2008, White Mountains Re recorded a $162 million tax benefit from the release of a valuation allowance against a deferred tax asset in a Luxembourg-domiciled, wholly owned subsidiary, White Mountains International S.a.r.l. (“WMI”). WMI had built up substantial net operating loss carryforwards (“NOLs”) that had a full valuation allowance in periods prior to the fourth quarter of 2008 because there was no expected future taxable income at WMI to utilize them.

White Mountains Re partially finances its operations, including Sirius International Holdings Sweden AB (“SIHAB”), with internal debt instruments.  During the fourth quarter of 2008, Sweden enacted tax legislation that limits the deductibility of interest paid to a noteholder in a low tax jurisdiction. Due to uncertainty regarding the application of the new legislation, the deductibility of interest expense on a series of internal debt instruments issued by SIHAB (the “SIHAB Notes”) became at risk.  The SIHAB Notes, which were previously held in a company with a low effective tax rate, were transferred to WMI, which has an effective tax rate of 28.59% absent the benefit of the deferred tax asset, in order to preserve the economic value of the internal capital structure by maintaining the deductibility of the interest on the SIHAB Notes in Sweden.  Because the restructuring created a stream of expected future taxable income to WMI, White Mountains Re was required to release the valuation allowance.  WMI is expected to fully utilize the NOLs at WMI by 2028.

The income tax (benefit) provision related to pretax (loss) earnings for 2008, 2007 and 2006 represented an effective tax rate of (43.7)%, 30.9% and 13.6%, respectively. White Mountains’ effective tax rate for 2008 generated a higher benefit than the U.S. statutory tax rate of 35% due primarily to the reversal of a valuation allowance at WMI.  White Mountains’ effective tax rates for 2007 and 2006 were lower than the U.S. statutory rate of 35% due primarily to income generated in jurisdictions other than the United States. In addition, White Mountains’ effective tax rate for 2006 reflected tax benefits related to settlements of U.S. federal income tax audits for years 2001 and 2002.

I. Summary of Operations By Segment

White Mountains conducts its operations through four segments: (1) OneBeacon, (2) White Mountains Re, (3) Esurance and (4) Other Operations. White Mountains manages the majority of its investments through its wholly-owned subsidiary, WM Advisors, therefore, a discussion of White Mountains’ consolidated investment operations is included after the discussion of operations by segment. White Mountains’ segment information is presented in Note 16 —“Segment Information” to the Consolidated Financial Statements.

OneBeacon

Financial results for OneBeacon for the years ended December 31, 2008, 2007 and 2006 follow:

	Year Ended December 31,
($ in millions)	2008	2007	2006
Gross written premiums	$2,214.0	$2,092.1	$2,088.4
Net written premiums	$1,963.1	$1,864.4	$1,957.6
Earned insurance and reinsurance premiums	$1,879.0	$1,873.6	$1,944.0
Net investment income	164.4	208.5	187.6
Net realized investment (losses) gains	(318.9)	173.7	156.4
Net unrealized investment losses	(444.7)	—	—
Other revenue	13.8	17.2	38.8
Total revenues	1,293.6	2,273.0	2,326.8
Losses and LAE	1,126.2	1,089.8	1,180.3
Insurance and reinsurance acquisition expenses	368.3	318.9	332.3
Other underwriting expenses	290.8	329.4	360.1
General and administrative expenses	20.3	9.8	15.3
Accretion of fair value adjustment to loss and LAE reserves	12.0	16.0	23.0
Interest expense—debt	44.9	45.2	45.6
Interest expense—dividends on preferred stock	11.8	29.3	30.3
Interest expense—accretion on preferred stock	21.6	36.1	28.3
Total expenses	1,895.9	1,874.5	2,015.2
Pre-tax (loss) income	$(602.3)	$398.5	$311.6

The following table presents OneBeacon’s adjusted book value per common share and reconciles this non-GAAP measure to book value per common share, the most comparable GAAP measure.

	December 31,
(Millions, except per share amounts)	2008	2007	2006
OneBeacon book value per share numerators:

OneBeacon common shareholders’ equity	$1,155.1	$1,906.5	$1,777.2
Remaining accretion of subsidiary preferred stock to face value	—	(21.6)	(57.7)
Adjusted OneBeacon common shareholders’ equity	1,155.1	1,884.9	1,719.5
OneBeacon Ltd. common shares outstanding(1)	95.1	98.5	100.0
OneBeacon book value per common share	$12.15	$19.36	$17.77
OneBeacon adjusted book value per common share	$12.15	$19.14	$17.20
Change in adjusted book value per common share, including dividends, for the year(2)	(21.5)%	16.2%	—

(1)     Includes the impact of repurchases of common shares made through OneBeacon’s share repurchase program which commenced in 2007.

(2) OneBeacon Ltd. has paid quarterly dividends of $0.21 per common share beginning in March 2007 and a special dividend of $2.03 per common share paid in March 2008.

The following tables provide GAAP ratios, net written premiums and earned insurance premiums for OneBeacon’s ongoing businesses and in total for the years ended December 31, 2008, 2007, and 2006:

	Year Ended December 31, 2008
($ in millions)	Specialty	Commercial	Personal	Total(1)
GAAP Ratios:
Loss and LAE	51%	60%	64%	60%
Expense	36%	36%	32%	35%
Total combined	87%	96%	96%	95%
Net written premiums	$621.9	$722.1	$618.7	$1,963.1
Earned insurance premiums	$512.7	$725.2	$640.8	$1,879.0

	Year Ended December 31, 2007(3)
($ in millions)	Specialty	Commercial	Personal	Total(1)
GAAP Ratios:
Loss and LAE prior to reserve reallocation	58%	52%	60%	58%
Effect of reserve reallocation(2)	-20%	-1%	-3%	n/a
Loss and LAE	38%	51%	57%	58%
Expense	30%	37%	34%	35%
Total GAAP combined	68%	88%	91%	93%
Total combined prior to reserve reallocation(2)	88%	89%	94%	93%
Net written premiums	$440.3	$733.4	$690.4	$1,864.4
Earned insurance premiums	$433.3	$715.2	$725.0	$1,873.6

	Year Ended December 31, 2006(3)
($ in millions)	Specialty	Commercial	Personal	Total(1)
GAAP Ratios:
Loss and LAE	55%	56%	64%	61%
Expense	34%	39%	32%	35%
Total combined	89%	95%	96%	96%
Net written premiums	$433.9	$722.0	$800.6	$1,957.6
Earned insurance premiums	$431.7	$689.9	$822.3	$1,944.0

(1) Includes results from run-off operations.

(2) During 2007, OneBeacon reallocated loss and LAE reserves between its ongoing and run-off operations, which had the effect of lowering the loss and LAE and combined ratios for the ongoing businesses. The reserve reallocation had no impact on OneBeacon’s total combined ratio.

(3) In the first quarter of 2008, OneBeacon began to include Community Banks within commercial lines. Community Banks was formerly reported in specialty lines. Prior periods have been reclassified to conform to the current presentation

OneBeacon Results—Year Ended December 31, 2008 versus Year Ended December 31, 2007

Overview

OneBeacon ended 2008 with a book value per common share of $12.15, which represented a decrease of 22% (including dividends) from adjusted book value per common share of $19.14 at December 31, 2007. This decrease is due primarily to a total return on invested assets of -13% during 2008. OneBeacon’s GAAP combined ratio increased to 95% for 2008 compared to 93% for 2007. The increase in OneBeacon’s combined ratio was primarily due to a 2 point increase in its loss and LAE ratio, which was driven by higher catastrophe losses. The 2008 results included 3 points of catastrophe losses, most of which related to hurricane Ike, compared to one point of catastrophe losses in 2007. Favorable loss reserve development was 3 points in both 2008 and 2007.  The favorable loss reserve development in 2008 was primarily due to lower than expected severity for professional liability in specialty lines and package business in commercial lines, partially offset by adverse loss reserve development at AutoOne and in run-off.  The favorable loss reserve development in 2007 was primarily due to lower than expected frequency for professional liability in specialty lines and lower than expected severity for automobile liability in personal lines, partially offset by adverse loss reserve development for multiple peril and workers compensation, primarily for accident years 2001 and prior.

Reserve reallocation. During 2007, OneBeacon reallocated reserves from ongoing lines of business to run-off reserves, particularly on run-off reserves for construction defect and workers compensation related to accident years 2001 and prior. The reallocation shifted $117 million of reserves from specialty lines ($88 million), commercial lines ($6 million) and personal lines ($23 million) to run-off claims. This reallocation had the effect of lowering the 2007 loss and LAE and combined ratios for specialty, commercial and personal lines, but had no net impact on OneBeacon’s overall results. The ratio discussions by line of business that follow are based on the ratios as computed prior to the reallocation of reserves to run-off claims. OneBeacon believes that a presentation excluding the effect of the reserve reallocation on specialty, commercial and personal lines’ loss and LAE ratios and combined ratios is meaningful for investors to understand the performance of its underwriting units during 2007.

Specialty lines. Net written premiums for specialty lines increased 41% to $622 million in 2008 from $440 million in 2007. The increase was primarily due to $110 million in net written premiums from OneBeacon’s specialty collector car and boat business that it began writing in the second quarter of 2008. The increase was also due to $15 million in writings from EBI, which OneBeacon acquired in the third quarter of 2008, as well as growth in OneBeacon’s A&H, OBGR, and OBPP businesses, where premiums increased by $53 million.

The specialty lines combined ratio for 2008 decreased to 87% from 88% for 2007. The loss and LAE ratio decreased 7 points to 51% while the expense ratio increased 6 points to 36%. The decrease in the loss and LAE ratio was mainly due to 10 points of favorable loss reserve development in 2008 primarily related to lower than expected severity in professional liability, compared to 3 points in 2007 primarily related to lower than expected frequency in professional liability. Partially offsetting this decrease was 2 points of catastrophe losses in 2008, primarily from hurricane Ike, compared to 1 point of catastrophe losses in 2007. The increase in the expense ratio was mainly due to changes in mix of business from 2007 to 2008.  In particular, OneBeacon’s specialty collector car and boat business and some of its other new specialty lines businesses pay higher agent commissions than most other products within specialty lines. Also, at OBPP, increased writings of long-term care business and decreased writings of provider excess insurance business, which carry a higher and lower commission ratio, respectively, have caused the expense ratio to increase.  In addition, during the year ended December 31, 2008, OneBeacon incurred additional transition costs associated with the new management team at OBPP.

Commercial lines. Net written premiums for commercial lines decreased 2% to $722 million in 2008 from $733 million in 2007. The decrease was primarily due to a $29 million decrease in the middle market division, reflecting the more competitive marketplace, partially offset by an increase of $18 million in the small business division, principally driven by small business package products.

The commercial lines combined ratio for 2008 increased to 96% from 88% for 2007. The loss and LAE ratio increased 9 points to 60%, while the expense ratio decreased 1 point to 36%. The increase in the loss and LAE ratio was due in part to a 5 point increase in non-catastrophe losses in 2008, mainly due to higher large losses, including losses in the middle market division related to winter weather in the northeastern United States experienced in the first quarter and large property losses in the third quarter, compared with an unusually low level of large losses experienced in 2007. Additionally, the loss and LAE ratio included 5 points of catastrophe losses in 2008, compared to 1 point in 2007.  The 2008 catastrophe losses primarily related to hurricane Ike in both the middle market and small business divisions and losses from tornados in the southeastern United States in the middle market division in the first quarter. Expenses for 2008 were essentially flat compared to the prior year. 2007 included a 1 point benefit from the partial settlement of qualified pension plan liabilities, which was offset by 1 point of office consolidation costs.

Personal lines.  Net written premiums for personal lines decreased 10% to $619 million in 2008 from $690 million in 2007.  The decrease was primarily due to $60 million less in traditional personal lines net written premiums.  This decrease was primarily due to the decision to cease writing business in Houston General Insurance Exchange (“Houston General”) in late 2007, lower new business associated with coastal restrictions implemented at Adirondack, higher ceded reinsurance premiums at Adirondack, lower premium volume from the involuntary market in Massachusetts, and the discontinuation of surplus lines business. Net written premiums at AutoOne decreased $15 million due to significant declines in New York’s assigned risk pool. With respect to the New York assigned risk pool, market trends indicate that assigned risk volumes are expected to be approximately $150 million in 2009, which was consistent with 2008 and down from $179 million in 2007 and $253 million in 2006. With respect to the New Jersey assigned risk pool, market trends indicate that the assigned risk volumes are expected to decline to approximately $35 million in 2009, down from $61 million in 2008, $77 million in 2007 and $141 million in 2006. OneBeacon expects a reduction in AutoOne’s 2009 premium volume reflective of these trends.

The personal lines combined ratio for 2008 increased to 96% from 94% for 2007. The loss and LAE ratio increased 4 points to 64%, while the expense ratio decreased 2 points to 32%. The increase in the loss and LAE ratio was primarily due to 1 point of adverse loss reserve development in 2008, mainly on personal automobile liability at AutoOne, compared to 3 points of favorable loss reserve development in 2007, primarily related to automobile liability losses in traditional personal lines and at AutoOne. The decrease in the expense ratio was primarily due to decreased other underwriting expenses as a result of the decision to cease writing business in Houston General and actions taken in 2007 to better align personal lines staffing with business needs. The expense ratio for 2007 also included a 1 point benefit from a state premium tax refund and a 1 point benefit related to the partial settlement of our qualified pension plan liabilities, partially offset by 1 point of office consolidation costs.

Effective January 1, 2009, in an effort to further reduce its property catastrophe exposure in the Northeast, OneBeacon entered into a quota share agreement with a group of reinsurers, under which OneBeacon will cede 30% of its Northeast homeowners business written through OBIC and its subsidiary companies, along with Adirondack and New Jersey Skylands Insurance Association in New York and New Jersey, respectively. The program provides supplemental protection to previously established reinsurance. The reinsurers are all rated “A” or better by A.M. Best. The program is expected to result in ceded premiums of approximately $65 million for all of 2009.

Run-off.  Run-off business generated an underwriting loss of $22 million in 2008, compared to an underwriting loss of $156 million ($39 million excluding a $117 million increase to loss and LAE reserves resulting from the reserve reallocation) in 2007.  2008 includes incurred loss and LAE of $21 million ($9 million of which related to the Liberty Mutual settlement described in Part I, Item 3—“Legal Proceedings”), compared with $33 million (excluding the reserve reallocation) in 2007. 2007 also included a $5 million benefit from the partial settlement of qualified pension plan liabilities.

OneBeacon Results—Year Ended December 31, 2007 versus Year Ended December 31, 2006

Overview

OneBeacon grew its adjusted book value per share by 16.2% during 2007, including dividends. OneBeacon’s GAAP combined ratio decreased to 93% for 2007 compared to 96% for 2006. The improved underwriting results in 2007 reflected lower catastrophe losses and favorable loss reserve development. The 2007 results also benefited from a $26 million gain from OneBeacon’s partial pension settlement (See Note 11—“Retirement and Postretirement Plans”).

The decrease in OneBeacon’s 2007 GAAP combined ratio was primarily due to a 3 point decrease in its loss and LAE ratio. The 2007 results included 3 points of favorable loss reserve development due to lower than expected frequency for professional liability in specialty lines and lower than expected severity for automobile liability in personal lines, partially offset by adverse loss reserve development for multiple peril and workers compensation, primarily for accident years 2001 and prior. The 2006 results included 1 point of adverse loss reserve development, mainly due to catastrophe losses, primarily related to hurricanes Katrina and Wilma and two 2004 catastrophes, partially offset by favorable loss reserve development on non-catastrophe losses in specialty lines and commercial lines.

2007 included an $11 million gain from the sale of one of OneBeacon’s inactive licensed insurance subsidiaries. 2006 included a $30 million gain on the sale of renewal rights of Agri to QBE. Partially offsetting the Agri gain was a $13 million pre-tax loss on the sale of OneBeacon’s investment in MSA (after tax, the MSA exchange resulted in an $8 million net realized gain).

Specialty lines.  Net written premiums for specialty lines increased 1% to $440 million in 2007 from $434 million in 2006. Excluding the business transferred in the Agri Sale, net written premiums increased by 19% in 2007 due to a $35 million increase in net written premiums in specialty liability products at OBPP, a $19 million increase in net written premiums at IMU and $15 million in net written premiums in the Accident & Health business, which commenced operations in 2007.

The specialty lines combined ratio for 2007 decreased to 88% from 89% for 2006. The loss and LAE ratio increased 3 points to 58%, primarily due to unfavorable large non-catastrophe current accident year losses in the Agri run-off business, while the expense ratio for 2007 decreased 4 points to 30%, primarily due to a 3 point reduction of commission expense from fees received in 2007 from QBE for fronting services performed on renewals of Agri business.

Commercial lines.  Net written premiums for commercial lines increased 2% to $733 million in 2007 from $722 million in 2006. The increase was mostly due to a $36 million increase in net written premiums in the small business division, principally driven by small business package products. Partially offsetting this increase was a $24 million decrease in the middle market division, due primarily to lower premiums at OBSP as a result of OneBeacon’s strategy to manage its exposure to potential catastrophe losses.

The commercial lines combined ratio for 2007 decreased to 89% from 95% for 2006. The loss and LAE ratio decreased 4 points to 52%, primarily due to 4 points of favorable loss reserve development in 2007, mostly from property and general liability claims, compared to 2 points of adverse loss reserve development in 2006, primarily at OBSP related to hurricanes Katrina and Wilma and two 2004 catastrophes. This decrease was partially offset by a 1 point increase in the current accident year loss ratio in 2007, driven by the pricing environment. The expense ratio decreased by 2 points to 37% in 2007, primarily due to lower policy acquisition expenses as a result of an increased deferral rate of commercial lines policy acquisition costs from the expansion into new states, as well as a 1 point favorable impact from the partial pension settlement. Both periods included 1 point of office consolidation costs.

Personal lines.  Net written premiums for personal lines decreased 14% to $690 million in 2007 from $801 million in 2006.  In traditional personal lines, net written premiums decreased due to an increasingly competitive auto market, Massachusetts state-mandated rate decreases and the decision to cease writing business in Houston General in late 2007. Net written premiums for Houston General were $15 million in 2007, compared to $4 million in 2006. Further, net written premiums at AutoOne decreased due to significant declines in New York’s and New Jersey’s assigned risk pools, as described above. The reduction in AutoOne’s premium volume is reflective of these trends.

The personal lines combined ratio for 2007 decreased to 94% from 96% for 2006. The loss and LAE ratio decreased 4 points to 60%, primarily due to 3 points of favorable loss reserve development in automobile liability in traditional personal lines and at AutoOne, compared to 1 point of adverse loss reserve development in 2006. Partially offsetting this decrease was higher large loss activity experienced in the first half of 2007. The expense ratio increased by 2 points to 34% from 32% in 2006. The increase was primarily due to the adverse effect of a lower earned premium base compared to 2006. The expense ratio in 2007 included the impact of non-recurring favorable items in 2007, including 1 point from a state premium tax refund and 1 point from the partial pension settlement. The 2006 expense ratio also included the benefit of non-recurring favorable items, including 1 point from a reduction of contingent commission accruals and 1 point related to the favorable settlement of a state franchise tax audit. Both periods included 1 point of office consolidation costs. In addition, the expense ratio for 2007 included 1 point of expense incurred in connection with the decision to cease writing business in Houston General Insurance Exchange and actions taken to reduce the personal lines workforce.

Run-off.  For 2007, run-off business generated an underwriting loss of $39 million (excluding $117 million from the reserve reallocation), compared to an underwriting loss of $44 million in 2006. The results for 2007 included a $5 million benefit from the partial pension settlement.

White Mountains Re

Financial results and GAAP combined ratios for White Mountains Re for the years ended December 31, 2008, 2007 and 2006 follows:

	Year Ended December 31,
Millions	2008	2007	2006
Gross written premiums	$1,076.1	$1,295.3	$1,624.5
Net written premiums	$931.1	$1,095.7	$1,289.9
Earned insurance and reinsurance premiums	$1,000.8	$1,146.8	$1,241.2
Net investment income	178.1	210.5	182.7
Net realized investment (losses) gains	(180.5)	63.7	59.0
Net unrealized investment losses	(104.0)	—	—
Other revenue — foreign currency translation losses	(58.6)	(12.5)	20.7
Other revenue — Tuckerman Fund II	28.4	—	—
Other revenue	14.2	17.5	27.1
Total revenues	878.4	1,426.0	1,530.7
Losses and LAE	745.0	701.0	884.6
Insurance and reinsurance acquisition expenses	214.1	255.0	287.2
Other underwriting expenses	100.4	118.5	94.7
General and administrative expenses — Tuckerman Fund II	25.5	—	—
General and administrative expenses	15.0	26.2	24.2
Accretion of fair value adjustment to loss and LAE reserves	4.9	5.4	1.5
Interest expense on debt	26.6	23.2	1.5
Total expenses	1,131.5	1,129.3	1,293.7
Pre-tax (loss) earnings	$(253.1)	$296.7	$237.0

	Year Ended December 31,
	2008	2007	2006
GAAP ratios:
Loss and LAE	74%	61%	71%
Expense	32%	33%	31%
Total Combined	106%	94%	102%

White Mountains Re Results—Year Ended December 31, 2008 versus Year Ended December 31, 2007

White Mountains Re’s GAAP combined ratio was 106% for 2008 compared to 94% for 2007. The combined ratio increase was primarily due to higher catastrophe losses and adverse loss reserve development. The 2008 combined ratio included 16 points ($156 million) of catastrophe losses, net of reinsurance and reinstatement premiums, and 8 points ($80 million) of net adverse loss reserve development, compared to 7 points ($76 million) of catastrophe losses, net of reinsurance and reinstatement premiums, and 3 points ($39 million) of net adverse loss reserve development in 2007. The 2008 catastrophe losses were mainly due to hurricane Ike and Slovenian hailstorms in the third quarter of 2008, an earthquake in China, storms in Germany and floods in the Midwest in the second quarter and European windstorm Emma and winter storms in China in the first quarter. In total, White Mountains Re recognized $99 million of losses from hurricane Ike, which consisted of $87 million in the third quarter and $12 million in the fourth quarter of 2008.  White Mountains Re non-renewed nearly all of its excess offshore energy and marine business in the Gulf of Mexico in January 2006 following hurricanes Katrina and Rita, and as a result, its total offshore energy losses on hurricane Ike were limited to $7 million.  The 2007 catastrophe losses recognized were primarily from the Peru earthquake and hurricanes Dean and Felix in the third quarter of 2007, floods that impacted the United Kingdom during the second and third quarters, and European windstorms Kyrill and Hanno in the first quarter. The adverse loss reserve development recognized in 2008 was primarily a result of a comprehensive loss reserve review, as described below, in addition to $11 million related to A&E exposures, partially offset by favorable loss reserve development from recent accident years.  The adverse loss reserve development recognized in 2007 was a result of $63 million related to A&E exposures, $58 million in strengthening of certain of its U.S. casualty reserves and $7 million related to surety business. These losses were largely offset by favorable loss reserve development of $91 million, primarily on property lines.

White Mountains Re’s gross written premiums decreased 17% to $1,076 million in 2008 from $1,295 million in 2007. Net written premiums decreased by 15% to $931 million in 2008 from $1,096 million in 2007. These decreases were from business written in North America and were across most lines of business, especially in casualty and agriculture lines, and were primarily due to pricing, terms and conditions for certain accounts that no longer met White Mountains Re’s underwriting guidelines.  In some cases, particularly in agriculture lines, written premiums decreased as ceding companies elected to retain more risk and either increased retentions or stopped buying reinsurance. White Mountains Re has been experiencing significant price competition in the reinsurance market due to excess underwriting capacity. These market conditions, combined with few large catastrophic events until third quarter of 2008, have resulted in downward pressure on pricing, terms and conditions. White Mountains Re has begun to see these trends reverse in 2009, especially in North American property catastrophe excess business, where January 1, 2009 renewal rates were up over 2008.

White Mountains Re’s total other revenue, including foreign currency translational losses, decreased to a loss of $16 million in 2008 from a gain of $5 million in 2007. This decrease was primarily a result of $59 million in losses from foreign currency transactions in 2008 that were primarily the result of the weakening of the Swedish Krona to the U.S. dollar during the second half of 2008.  Losses from foreign currency transactions in 2007 were $13 million. This decrease was partially offset by $28 million of revenues related to the consolidation of Tuckerman Fund II in the second half of 2008.

White Mountains Re’s insurance and reinsurance acquisition expenses decreased 16% to $214 million in 2008 from $255 million in 2007. The decrease is due to the overall decline in premium volume discussed above.

White Mountains Re’s other underwriting expenses decreased by $18 million primarily due to lower compensation expense, mostly from lower head count and incentive costs.

White Mountains Re’s general and administrative expenses increased 55% to $41 million in 2008 from $26 million in 2007, primarily due to $26 million of expenses related to the consolidation of Tuckerman Fund II. Excluding the expenses from Tuckerman Fund II, White Mountains Re’s general and administrative expenses decreased 43% to $15 million in 2008, due primarily to $5 million in expenses incurred in 2007 in relation to White Mountains Re’s senior note and preference share offerings, as well as a $4 million reduction in expenses at WMRUS in 2008.

Management commenced a comprehensive loss reserve review (the “Reserve Review”) in the second quarter of 2008, primarily as a result of $41 million of adverse loss reserve development recorded in the first quarter of 2008 related principally to WMRe America’s construction defect exposed accounts from underwriting years 2001 and prior. The Reserve Review was conducted by management, including internal underwriting, claims and actuarial personnel, with assistance from external consultants. The Reserve Review included all of WMRe America’s non-A&E casualty loss reserves as well as certain lines of business at WMRe Sirius. The Reserve Review resulted in $140 million of additional adverse loss reserve development at WMRe America, partially offset by $85 million of favorable loss reserve development at WMRe Sirius during the second quarter of 2008. The adverse loss reserve development at WMRe America was predominantly attributable to its casualty reinsurance book written in the 1996-2002 underwriting years, whereas the favorable loss reserve development at WMRe Sirius was mainly attributable to its property reinsurance book.

On January 7, 2008, White Mountains Re acquired Helicon Re Holdings, Ltd. for approximately $150 million, which resulted in the recognition of an extraordinary gain of $4 million. Helicon Re Holdings, Ltd. is the parent of Helicon, which in 2006 and 2007 provided quota share retrocessional coverage to White Mountains Re. White Mountains Re did not renew its quota share arrangements with Helicon and Olympus for 2008. Olympus continues to be responsible to pay losses on exposures that have been ceded to it.

White Mountains Re Results—Year Ended December 31, 2007 versus Year Ended December 31, 2006

White Mountains Re’s GAAP combined ratio decreased to 94% for 2007 from 102% for 2006. The loss and LAE ratio for 2007 included $76 million, or 7 points, of catastrophe losses, net of reinsurance and reinstatement premiums, primarily from European windstorms Kyrill and Hanno in the first quarter of 2007, floods that impacted the United Kingdom during the second and third quarters, the Peru earthquake, hurricanes Dean and Felix, and floods in Jakarta, Slovenia, and Mexico. In addition to these catastrophes, White Mountains Re recorded $39 million of adverse loss reserve development in 2007, which consisted of $63 million related to A&E exposures, $58 million in strengthening of certain of its U.S. casualty reserves and $7 million related to surety business. These losses were largely offset by favorable loss reserve development of $91 million, primarily on property lines from prior accident years. The loss and LAE ratio for 2006 included net adverse loss reserve development of $218 million, or 18 points, which included a charge of $137 million arising from an indemnity payment to Olympus, $92 million ($86 million net of reinstatement premiums) in adverse loss reserve development on hurricanes Katrina, Rita and Wilma, and $55 million of adverse loss reserve development from casualty losses associated with the Risk Capital acquisition in 2000. These losses were partially offset by favorable loss reserve development on various lines, including $46 million and $19 million of favorable loss reserve development on the property and agriculture lines of business, respectively.

White Mountains Re’s gross written premiums decreased 20% to $1,295 million in 2007 from $1,625 million in 2006, and net written premiums decreased by 15% to $1,096 million in 2007, from $1,290 million in 2006. Excluding written premiums from Sirius America, which White Mountains Re sold during the third quarter of 2006, gross written premiums decreased by $258 million, or 17%, and net written premiums decreased by $155 million, or 12%, reflecting reductions in most lines of business. These decreases were primarily due to pricing, terms and conditions that no longer met White Mountains Re’s underwriting guidelines. White Mountains Re experienced significant price competition in the reinsurance market due to excess underwriting capacity. This excess underwriting capacity, combined with fewer catastrophic events in 2007, resulted in downward pressure on pricing. Higher ceding company retentions also reduced White Mountains Re’s premium volume. Decreases in net written premiums were partially offset by the non-renewal in 2007 of a series of ceded property Second Event Industry Loss Warranty Covers that White Mountains Re purchased during the first quarter of 2006. White Mountains Re ceded approximately $20 million in premiums related to the Second Event Industry Loss Warranty Covers in the first quarter of 2006. The decreases in volume were also partially offset by more favorable foreign currency exchange rates versus the U.S. dollar, particularly the Swedish Krona.

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

Other revenues in 2007 also included $13 million of realized foreign exchange losses compared to $21 million of foreign exchange gains for the comparable prior period. During the fourth quarter 2007, White Mountains Re sold its’ wholly-owned subsidiary Stockbridge Insurance Company for $26 million in cash to a third party and recognized a $10 million pre-tax gain on the sale through other revenues. In 2006, other revenues included a $14 million pre-tax gain from the sale of Sirius America, a wholly-owned subsidiary of White Mountains Re.

White Mountains Re’s insurance and reinsurance acquisition expenses decreased 11% to $255 million in 2007 from $287 million in 2006. The decrease is due to the overall decline in premium volume discussed above.

Other underwriting expenses in 2007 increased to $119 million from $95 million in 2006. This increase is due to increased incentive compensation accruals, movement in foreign exchange rates as the Swedish Krona strengthened against the U.S. dollar, as well as increased expenses arising from the expansion of White Mountains Re’s Bermuda advisory operations. In addition, during the first quarter of 2006, Scandinavian Re reduced its unallocated loss adjustment expense reserve by approximately $7 million as a result of an evaluation of the remaining run-off contracts.

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

White Mountains Re’s interest expense in 2007 increased $22 million, primarily due to the interest on the aforementioned WMRe Senior Notes.

Esurance

Esurance’s financial results and GAAP combined ratios for the years ended December 31, 2008, 2007 and 2006 follows:

	Year Ended December 31,
Millions	2008	2007	2006
Gross written premiums	$826.4	$802.5	$599.5
Net written premiums	$823.4	$798.5	$595.9
Earned insurance and reinsurance premiums	$830.2	$763.3	$527.5
Net investment income	33.8	29.6	18.4
Net realized investment (losses) gains	(10.0)	4.5	6.9
Net unrealized investment losses	(36.1)	—	—
Other revenue	43.3	13.6	7.4
Total revenues	861.2	811.0	560.2
Losses and LAE	635.8	622.4	383.9
Insurance and reinsurance acquisition expenses	170.1	202.7	135.3
Other underwriting expenses	73.2	58.4	48.8
General and administrative expenses	32.1	.2	.2
Amortization of AFI purchase accounting adjustments	16.0	—	—
Interest expense on debt	.5	—	—
Total expenses	927.7	883.7	568.2
Pre-tax loss	$(66.5)	$(72.7)	$(8.0)

	Year Ended December 31,
	2008	2007	2006
GAAP ratios:
Loss and LAE	77%	82%	73%
Expense	29%	34%	35%
Total Combined	106%	116%	108%

Esurance Results—Year Ended December 31, 2008 versus Year Ended December 31, 2007

Esurance’s GAAP combined ratio decreased to 106% for 2008 from 116% for 2007, due in equal parts to lower loss and LAE and expense ratios. The loss and LAE ratio declined to 77% for 2008 from 82% for 2007.  Selective rate increases more than offset rising bodily injury claim severity costs in late 2007 and during 2008.  Additionally, claim frequency in 2008 declined due to a reduction in miles driven by policyholders during the year. The expense ratio decreased to 29% for 2008 from 34% for 2007 due to lower acquisition expenses compared to 2007.

Net written premium increased 3% to $823 million in 2008 from $799 million in 2007. In 2008, White Mountains purchased Answer Financial, a national property and casualty insurance agency that sells policies online and through call centers utilizing a comparison quoting platform. As of December 31, 2008, the Esurance segment had 745,000 policies-in-force, including 284,000 policyholders at Answer Financial (which excludes 17,000 policies-in-force that were placed with Esurance). The turmoil in the U.S. economy decreased new car sales and insurance shopping behavior overall, contributing to minimal premium growth across the industry.  Fewer overall shoppers and intense competition in the auto insurance industry made acquiring customers at acceptable costs more difficult in 2008.  In response to these trends, Esurance reduced its marketing spend to $80 million in 2008 from $125 million in 2007. In addition, the economic turmoil has impacted and will likely continue to impact retention rates, as more customers are cancelling for non-payment of premium or choosing to go without insurance.  As a result, Esurance experienced a reduction in new policy sales during the year and had a net 5% drop in policies-in-force in 2008 to 461,000.

Other revenues increased to $43 million in 2008 from $14 million in 2007, primarily due to Answer Financial’s commissions on new and renewal business. General and administrative expenses increased to $32 million in 2008, primarily due to the addition of Answer Financial’s operational expenses in 2008. The amortization of Answer Financial’s purchase accounting adjustments was $15 million related to the intangible asset associated with the acquired business in force, and $1 million related to their information technology infrastructure.

Esurance wrote business in 30 states in 2008, the largest of which were California (with 24% of direct premium written), Florida (16%), New York (7%), Texas (5%) and Washington (5%).  Answer Financial sells policies in 50 states plus the District of Columbia. For 2008, Answer Financial’s largest states were California (15% of policies-in-force), Texas (7%), Florida (7%), Pennsylvania (4%) and Georgia (4%).

Esurance Results—Year Ended December 31, 2007 versus Year Ended December 31, 2006

Esurance’s pre-tax loss for 2007 was $73 million compared to a pre-tax loss of $8 million for 2006. Esurance’s GAAP combined ratio was 116% for 2007 compared to 108% for 2006. Esurance’s loss ratio increased to 82% in 2007 from 73% in 2006 due to a higher current year loss ratio and $30 million, or 4 points, of adverse loss reserve development. During the second quarter of 2007, Esurance began to experience higher than expected paid loss severity for injury claims. A review of all open liability claim files was completed third quarter. As a result, case reserves were increased to reflect the higher loss severity for injury claims. Esurance is seeing higher injury claim severities reported by its peer group and in industry data, indicating that the trend is not unique to Esurance’s business. In response to higher claim costs, Esurance has increased prices for injury coverages. Due to these rate increases and effects of competition in the personal auto market, Esurance expects to grow more slowly in 2008 than in previous years. Esurance’s expense ratio decreased to 34% in 2007 from the prior period expense ratio of 35% as lower operating expenses offset higher acquisition costs that resulted from increased competition in the personal auto market.

Net written premium increased to $799 million in 2007, a 34% increase from 2006. As of December 31, 2007, Esurance’s in-force policy count totaled 485,000, a 30% increase over 2006. During 2007, Esurance expanded its marketing programs through online video, search, and television while making site changes that improved the conversion rate (i.e. the ratio of policies written to quotes generated).

During 2007, Esurance wrote business in 28 states, the largest of which were California (with 22% of direct premium written), Florida (16%), New York (7%), Texas (6%) and Michigan (5%).

Other Operations

Other Operations consists of the operations of the Company, the Company’s intermediate subsidiary holding companies, White Mountains’ weather risk management and variable annuity reinsurance businesses, the consolidated results of the Tuckerman Fund I and Tuckerman Fund II (until its transfer to the White Mountains Re segment, effective June 30, 2008), the International American Group (until its disposition in October 2008), WM Advisors and White Mountains’ investments in unconsolidated affiliates.

A summary of White Mountains’ financial results from its Other Operations segment for the years ended December 31, 2008, 2007 and 2006 follows:

	Year Ended December 31,
Millions	2008	2007	2006
Net investment income	$34.0	$84.4	$46.8
Net realized investment (losses) gains	(59.3)	21.3	50.4
Gain on sale of shares through the OneBeacon Offering	—	—	171.3
Net unrealized investment losses	(3.6)	—	—
Other revenue—Tuckerman Fund I and II(1)	72.8	102.1	89.5
Other (loss) revenue	(121.4)	16.0	18.5
Total revenues	(77.5)	223.8	376.5
Losses and LAE	(.6)	(6.8)	3.9
Other underwriting expenses	2.2	2.7	1.8
General and administrative expenses—Tuckerman Fund I and II(1)	68.3	95.0	76.9
General and administrative expenses	60.7	69.3	101.7
Interest expense on debt	10.1	4.6	3.0
Total expenses	140.7	164.8	187.3
Pre-tax (loss) income	$(218.2)	$59.0	$189.2

(1)   Tuckerman Fund II was transferred from Other Operations to White Mountains Re, effective June 30, 2008. Therefore the consolidated results of Tuckerman Fund II are included in the table above through that date and are included in the White Mountains Re segment from July 1, 2008 forward. The consolidated results of Tuckerman Fund I are included in all periods presented above.

Other Operations Results—Year Ended December 31, 2008 versus Year Ended December 31, 2007

White Mountains’ Other Operations segment’s pre-tax loss in 2008 was $218 million, compared to pre-tax income of $59 million in 2007.  WM Life Re reported $187 million in pre-tax losses in 2008, including $163 million of these losses in the fourth quarter, compared to $12 million of pre-tax losses in 2007.  This loss is due mainly to the net effect of the increase in the fair value of WM Life Re’s variable annuity liabilities exceeding the increase in the fair value of the related derivative contracts. In 2008, particularly in the fourth quarter, as a result of worldwide declines in equity markets, interest rates and the strengthening of the Japanese Yen, the underlying investment accounts declined substantially and at December 31, 2008 the collective account values were approximately 82% of the guarantee value. The liability is also affected by annuitant related behavioral and actuarial assumptions, including surrender and mortality rates. Approximately $93 million of the loss at WM Life Re resulted from changes during the fourth quarter in assumptions that significantly fewer customers than previously expected will surrender their contracts as the value of their guaranteed annuity benefits goes further in-the-money.

In addition because of extremely volatile markets and hedging programs that were not fully effective, WM Life Re incurred realized and unrealized losses, particularly in the fourth quarter. Realized losses of approximately $35 million were a result of increased market volatility and correlations, particularly in October. A portion of the hedging program is dynamic, and requires the company to rebalance the portfolio by buying or selling additional futures contracts as markets rise or fall. This dynamic hedge coverage was not fully maintained as liability values changed rapidly in volatile, gapping markets, resulting in realized hedge related losses.  Although expectations of these rebalancing costs are factored into the premium rates charged, losses will be incurred when realized volatility and correlations exceed the levels assumed in the liability valuation. Additional mark-to-market losses of approximately $33 million were incurred as a result of increases in assumed future equity and currency volatilities, the exposure to which WM Life Re was only partially hedged.  Losses also resulted from mismatches between the available hedging instruments and certain components of the liability.  The losses described above were partially offset by gains from investment income and other items.

From January 1, 2009 through February 24, 2009, WM Life Re has experienced approximately $40 million of additional mark-to-market losses. These are primarily attributable to continued volatility in the markets and hedge ineffectiveness.

In addition, the value of White Mountains’ investment in Symetra warrants decreased due to a decline in the valuation of stocks in the life insurance sector in 2008. During 2008, the value of the Symetra warrants decreased by $50 million, compared to an increase of $23 million in 2007.  The pre-tax income in 2007 also included $17 million of net investment income on a dividend received on the Symetra warrants and $11 million of favorable loss reserve development, primarily due to the settlement of a large claim at British Insurance Company.  These decreases in pre-tax income were partially offset by a $29 million decrease in incentive compensation expenses in 2008.

Other Operations Results—Year Ended December 31, 2007 versus Year Ended December 31, 2006

White Mountains’ Other Operations segment reported pre-tax income of $59 million for 2007, compared to $189 million for 2006, which included a $171 million gain on the sale of OneBeacon shares. Excluding the gain on OneBeacon shares, pre-tax income from Other Operations increased by $41 million in 2007, due mainly to a $35 million decrease in incentive compensation expense, a $26 million increase in pre-tax income from the Symetra warrants ($17 million increase in net realized gains and a $9 million increase in net investment income) and $11 million of favorable loss reserve development during 2007, primarily due to the settlement of a large claim at British Insurance Company. These increases in pre-tax income were partially offset by a $6 million increase in other non-incentive compensation expenses. In addition, White Mountains’ weather risk management and variable annuity reinsurance businesses had pre-tax income (losses) of $(5) million and $(12) million, respectively, in 2007 compared to $(3) million and $2 million, respectively, in 2006.

II. Summary of Investment Results

A summary of White Mountains’ consolidated pre-tax investment results for the years ended December 31, 2008, 2007 and 2006 follows:

	Year Ended December 31,
Millions	2008	2007	2006
Net investment income	$410.3	$533.0	$435.5
Net realized investment (losses) gains	(568.7)	263.2	272.7
Net unrealized investment (losses) gains and net unrealized foreign currency (losses) gains on investments	(907.3)	61.1	127.4
Total GAAP pre-tax investment results	$(1,065.7)	$857.3	$835.6

Gross investment returns versus typical benchmarks for the years ended December 31, 2008, 2007 and 2006 are as follows. For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a more relevant comparison to benchmark returns, while all dollar amounts are presented net of any management fees and trading expenses.

	Year Ended December 31,
	2008	2007	2006
Fixed maturity investments	-2.9%	6.8%	6.0%
Short-term investments	1.5	5.8	6.5
Total fixed maturities	-1.9	6.7	6.1
Barclays U.S. Aggregate Index (formerly the Lehman U.S. Aggregate Index)	5.2	7.0	4.3

Convertible fixed maturities	-9.3	4.3	9.4
Common stock	-47.3	8.7	22.0
Other investments	-35.1	29.7	16.4
Total equities, convertible fixed maturities, and other investments	-37.6	12.6	18.3
S&P 500 Index (total return)	-37.0	5.5	15.8

Total consolidated portfolio	-9.4%	7.9%	8.4%

Investment Returns—Year Ended December 31, 2008 versus Year Ended December 31, 2007

During the latter half of 2008, there were significant declines and high volatility in equity markets, a lack of liquidity in the credit markets and a widening of credit spreads on debt securities.  These factors had a significant adverse effect on the performance of White Mountains’ investment portfolio.

White Mountains’ GAAP total return on invested assets for 2008 was -9.4% compared to 7.9% for 2007.  White Mountains’ equity and convertible security portfolio return of -37.6% in 2008 underperformed the S&P 500 Index, which declined by 37.0% in 2008, mainly as a result of the portfolio being more heavily weighted than the S&P 500 Index in utilities and metals, industries which were hit particularly hard by the volatile financial markets. The GAAP total return on fixed maturity investments, including mortgage-backed and asset-backed securities, was -1.9% for 2008, due to widening spreads in certain corporate and structured securities. White Mountains largely avoided the many negative corporate credit events and the extensive damage from structured securities and leverage that was experienced by many financial institutions.  The strengthening of the U.S. dollar also adversely impacted investment returns in 2008.

Net investment income decreased 23% to $410 million in 2008 from $533 million in 2007.  The decrease was principally due to lower investment yields, $17 million of dividends on the Symetra warrants and $20 million from an investment in a private equity fund that did not recur in 2008 and a lower average invested asset base in 2008 as a result of the Berkshire Exchange.

White Mountains reported net realized investment losses of $569 million in 2008, mainly due to $370 million of impairment charges taken in 2008 and $223 million of realized losses on sales of equity investments in the fourth quarter of 2008, as White Mountains reduced its equity exposure from 18% to 11% of total invested assets. The other-than-temporary impairments recognized during 2008 were comprised primarily of losses related to common equity securities in the energy, utilities, financial, materials and consumer discretionary sectors. In 2007, White Mountains reported net realized gains of $263 million in 2007, due mainly to sales of certain convertible fixed maturity and equity securities in industry sectors that experienced significant appreciation, principally energy and natural resources.

The change in net unrealized investment gains and losses was a decrease of $907 million in 2008, compared to an increase of $61 million in 2007. The change in net unrealized investment gains and losses are a result of the crisis that occurred in the financial markets during the third and fourth quarters of 2008 as described above.  The strengthening of the U.S. dollar also adversely impacted investment returns in 2008, while the weakened U.S. dollar had a positive impact on the 2007 net unrealized gains.

Investment Returns—Year Ended December 31, 2007 versus Year Ended December 31, 2006

White Mountains’ total pre-tax investment result was a gain of $857 million, a return of 7.9% for 2007 compared to a gain of $836 million, a return of 8.4% for 2006. White Mountains’ total fixed maturity portfolio returned 6.7% during 2007, compared to 6.1% in 2006. White Mountains’ fixed maturity portfolio provided positive results, as it avoided the sub-prime mortgage difficulties that have tainted many other investment portfolios, and its equity portfolio again exceeded industry benchmarks. Both benefited from the weakening U.S. dollar.

Net investment income of $533 million in 2007 increased by 22% from $436 million in 2006, principally due to a higher average invested asset base in 2007, resulting from the sale of OneBeacon shares late in 2006 and the issuance of the WMRe Senior Notes and Preference Shares early in 2007. In addition, net investment income for 2007 included $17 million of dividends on the Symetra warrants and $20 million from an investment in a private equity fund.

Net realized investment gains in 2007 of $263 million were relatively consistent with the $273 million reported in 2006. Pre-tax net unrealized gains decreased to $61 million in 2007, from $127 million in 2006, mainly due to a higher foreign currency exchange unrealized gains in 2006 than in 2007.

Portfolio composition

The following table presents the composition of White Mountains’ investment portfolio as of December 31, 2008 and 2007:

	As of December 31, 2008		As of December 31, 2007
$ in millions	Carrying value	% of total	Carrying value	% of total
Fixed maturity investments	$5,480.5	60.9%	$7,371.5	63.3%
Common equity securities	552.7	6.1	1,550.7	13.3
Short-term investments	2,244.5	25.0	1,327.3	11.4
Other investments	416.2	4.6	603.3	5.2
Convertible fixed maturity investments	308.8	3.4	490.6	4.2
Trust account investments	—	—	305.6	2.6
Total investments	$9,002.7	100.0%	$11,649.0	100.0%

The breakdown of White Mountains’ fixed maturity and convertible fixed maturity investments at December 31, 2008 by credit class, based upon issue credit ratings provided by Standard & Poor’s, or if unrated by Standard & Poor’s, long term obligation ratings provided by Moody’s, is as follows:

	As of December 31, 2008
	Amortized cost	% of total
U.S. government and government-sponsored entities	$2,757.6	46.3%
AAA/Aaa	1,104.6	18.6
AA/Aa	108.2	1.8
A/A	783.4	13.1
BBB/Baa	931.7	15.6
Other/not rated	273.4	4.6
Total fixed maturity and convertible fixed maturity investments	$5,958.9	100.0%

The weighted average duration of White Mountains’ fixed maturity portfolio, excluding short-term investments, at December 31, 2008 was 3.0 years. The cost or amortized cost and carrying value of White Mountains’ fixed maturity and convertible fixed maturity investments at December 31, 2008 is presented below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	As of December 31, 2008
Millions	Cost or amortized cost	Carrying value
Due in one year or less	$699.2	$697.4
Due after one year through five years	2,213.8	2,187.8
Due after five years through ten years	330.1	318.0
Due after ten years	320.5	290.4
Mortgage-backed and asset-backed securities	2,321.1	2,241.2
Preferred stocks	74.2	54.5
Total fixed maturity and convertible fixed maturity investments	$5,958.9	$5,789.3

Mortgage-backed, Asset-backed Securities

White Mountains purchases commercial and residential mortgage-backed securities to maximize its fixed income portfolio’s risk adjusted returns and diversify the portfolio risk from primarily corporate credit risk to a mix of credit and cash flow risk. White Mountains is not an originator of residential mortgage loans and does not hold any residential mortgage-backed securities categorized as sub-prime as of December 31, 2008. In addition, White Mountains’ investments in hedge funds, limited partnerships and private equities contain negligible amounts of sub-prime mortgage-backed securities at December 31, 2008. White Mountains is not directly exposed to potential losses on sub-prime mortgage-backed securities, other than approximately $5 million of sub-prime mortgage-backed securities that are in the collateral account under its securities lending program at December 31, 2008. See Note 1—“Summary of Significant Accounting Policies”, Securities Lending in the accompanying financial statements for a description of White Mountains’ securities lending program. White Mountains considers sub-prime mortgage-backed securities to be those that are issued from dedicated sub-prime shelves, dedicated second-lien shelves (i.e., White Mountains considers investments backed primarily by second-liens to be a sub-prime risk regardless of credit score or other metrics) or otherwise have underlying loan pools that exhibit weak credit characteristics.

There are also mortgage-backed securities that White Mountains categorizes as “non-prime” (also called “Alt A” or “A-”) that are backed by collateral that has overall credit quality between prime and sub-prime, based on a review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of December 31, 2008, $31 million of White Mountains’ mortgage-backed securities holdings were classified as non-prime. All of these non-prime securities continue to have the highest rating ascribed by Moody’s (“Aaa”) or Standard & Poors (“AAA”). White Mountains does not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

The following table summarizes White Mountains’ mortgage-backed and asset-backed securities holdings as of December 31, 2008 and 2007:

	December 31,
Millions	2008	2007
Mortgage-backed securities:
Agency(1)
GNMA	$964.4	$568.8
FNMA	114.7	156.7
FHLMC	232.9	293.7
Non-agency
Residential	398.2	1,121.7
Commercial	435.0	317.2
Total mortgage-backed securities	2,145.2	2,458.1
Asset-backed securities:
Credit card	82.2	428.9
Auto	13.8	8.4
Other	—	3.2
Total asset-backed securities	96.0	440.5
Total mortgage-backed and asset-backed securities(2)	$2,241.2	$2,898.6

(1)         Represents publicly traded residential mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (e.g., FNMA, FHLMC).

(2)         Of White Mountains’ total mortgage-backed and asset-backed securities, approximately 99% and 95% as of December 31, 2008 and 2007 have the highest rating ascribed by Moody’s (“Aaa”) or Standard & Poor’s (“AAA”). The remainder are investment grade.

Impairment

See Note 5—“Investments” of the accompanying consolidated financial statements for White Mountains’ analysis of impairment losses on investment securities.

LIQUIDITY AND CAPITAL RESOURCES

WTM Bank Facility

White Mountains has a $442 million revolving credit facility that matures in June 2012. As of December 31, 2008, the Company had $200 million outstanding on the WTM Bank Facility.

During 2008, White Mountains amended the WTM Bank Facility.  The primary results of the amendments were to reduce the minimum net worth financial covenant by $0.5 billion, reduce the total commitment amount from $475 million to $442 million by removing $33 million of unfunded commitments of Lehman and increase the interest rate and fees at current borrowing levels from LIBOR plus 0.85% to LIBOR plus 2.375%. The amendments permit White Mountains to further reduce Lehman’s remaining $24 million of funded commitments as outstanding amounts on the WTM Bank Facility are repaid. In this case, the Company would likely reduce Lehman’s remaining commitments as it is unlikely Lehman would subsequently re-lend these amounts. Accordingly, upon full repayment of the $200 million outstanding at December 31, 2008, the WTM Bank Facility would have $418 million in available total commitments.

In addition, as part of the WTM Bank Facility amendment process, OneBeacon’s undrawn $75 million revolving credit facility was terminated.

Berkshire Exchange

On October 31, 2008, White Mountains completed the transaction with Berkshire that was announced on March 10, 2008, through which Berkshire exchanged substantially all of its 16.3% stake in White Mountains (1,634,921 of its 1,724,200 common shares) for 100% of a White Mountains subsidiary, which held CCIC, the International American Group and $708 million in cash. Upon the closing of the exchange transaction, CCIC and the International American Group had a combined fair value of $85 million and a GAAP book value of $59 million.

Dividend Policy

During the third quarter of 2008, the Company’s Board of Directors adopted a new dividend policy whereby the Company expects to declare and pay a $1 per share annual dividend in the first quarter of each year, rather than the previous $2 per share quarterly dividend.

Operating Cash and Short-term Investments

Holding company level.  The primary sources of cash for the Company and certain of its intermediate holding companies are dividends and tax sharing payments received from its insurance and reinsurance operating subsidiaries, capital raising activities, net investment income and proceeds from sales and maturities of holding company investments. The primary uses of cash are repurchases of the Company’s and OneBeacon Ltd.’s common shares, payments on and repurchases/retirements of its debt obligations, dividend payments to holders of the Company’s common shares, to minority interest holders of OneBeacon Ltd.’s common shares and to holders of the WMRe Preference Shares, purchases of investments, payments made to tax authorities and holding company operating expenses.

Operating subsidiary level.  The primary sources of cash for White Mountains’ insurance and reinsurance operating subsidiaries are premium collections, net investment income, capital raising activities and proceeds from sales and maturities of investments. The primary uses of cash are claim payments, policy acquisition costs, purchases of investments, payments on and repurchases/retirements of its debt obligations, dividend and tax sharing payments made to holding companies and operating expenses.

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

Management believes that White Mountains’ cash balances, cash flows from operations, routine sales and maturities of investments and the liquidity provided by the WTM Bank Facility are adequate to meet expected cash requirements for the foreseeable future on both a holding company and insurance and reinsurance operating subsidiary level.

Dividend Capacity

Under the insurance laws of the states and jurisdictions under which White Mountains’ insurance and reinsurance operating subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. Accordingly, there can be no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future. Following is a description of the dividend capacity of White Mountains’ insurance and reinsurance operating subsidiaries and certain of its intermediate holding companies:

OneBeacon:

Generally, OneBeacon’s regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. Based upon December 31, 2008 statutory surplus of $1.4 billion, OneBeacon’s top tier regulated insurance operating subsidiaries have the ability to pay approximately $136 million of dividends during 2009 without prior approval of regulatory authorities, subject to the availability of unassigned funds. As of December 31, 2008, OneBeacon’s top tier regulated insurance operating subsidiaries had $935 million of unassigned funds. During 2008, OneBeacon’s regulated insurance operating subsidiaries declared and paid $197 million of dividends to their immediate parent.

During 2008, OneBeacon’s unregulated operating subsidiaries declared and paid $6 million of dividends to their immediate parent. At December 31, 2008, OneBeacon’s unregulated operating subsidiaries had approximately $10 million of unrestricted cash.

During 2008, OneBeacon Ltd. paid a $195 million special dividend in addition to $80 million of regular quarterly dividends to its common shareholders.  White Mountains received a total of $206 million of these dividends.

As of December 31, 2008, OneBeacon Ltd. and its intermediate holding companies had approximately $160 million of net unrestricted cash and fixed maturity investments outside of its regulated and unregulated insurance operating subsidiaries.

White Mountains Re:

WMRe America has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. Based upon December 31, 2008 statutory surplus of $709 million, WMRe America would have the ability to pay approximately $71 million of dividends during 2009 without prior approval of regulatory authorities, subject to the availability of earned surplus. As of December 31, 2008, WMRe America had negative earned surplus. During 2008, WMRe America declared and paid $61 million of dividends to its immediate parent.

In accordance with the provisions of Swedish law, WMRe Sirius can voluntarily transfer its pre-tax income, or a portion thereof, subject to certain limitations, to its Swedish parent company to minimize taxes (referred to as a group contribution). In early 2008, WMRe Sirius transferred approximately $33 million of its 2007 pre-tax income to its Swedish parent company as a group contribution. In early 2009, WMRe Sirius intends to transfer approximately $60 million of its 2008 pre-tax income to its Swedish parent company as a group contribution.

WMRe Sirius has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, WMRe Sirius has allocated the majority of its pre-tax earnings, after group contributions to its Swedish parent company, to the Safety Reserve (see “Safety Reserve” below). As of December 31, 2008, WMRe Sirius had $55 million of unrestricted statutory surplus, which is available for distribution in 2009. During 2008, WMRe Sirius paid $52 million in dividends to its immediate parent.

During 2009, WMRe Bermuda has the ability to make capital distributions without the prior approval of regulatory authorities, subject to meeting all appropriate liquidity and solvency requirements, of up to $101 million, which is equal to 15% of December 31, 2008 statutory capital excluding statutory surplus.  During 2008, WMRe Bermuda declared and paid $43 million of dividends and made $18 million of capital distributions to its immediate parent.

During 2008, WMRUS declared and paid $9 million of dividends to its immediate parent. At December 31, 2008, WMRUS had $2 million of unrestricted cash.

During 2008, White Mountains Re paid $100 million of dividends to its immediate parent.

As of December 31, 2008, White Mountains Re and its intermediate holding companies had approximately $97 million of net unrestricted cash and fixed maturity investments outside of WMRe America, WMRe Sirius, WMRe Bermuda and WMRUS.

Esurance:

Generally, Esurance’s regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the lesser of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. As a result, based on December 31, 2008 statutory net income, Esurance’s top tier regulated insurance operating subsidiary does not have the ability to pay dividends during 2009 without prior approval of regulatory authorities and subject to the availability of unassigned funds. As of December 31, 2008, Esurance’s top tier regulated insurance operating subsidiary had $33 million of unassigned funds.

In addition, as of December 31, 2008, Esurance had approximately $1 million of net unrestricted cash and fixed maturity investments outside of its regulated insurance operating subsidiaries. During 2008, Esurance did not pay any cash dividends to its immediate parent.

Other Operations:

WM Advisors did not pay any dividends to its immediate parent during 2008. As of December 31, 2008, WM Advisors had approximately $31 million of unrestricted cash and fixed maturity investments.

As of December 31, 2008, the Company and its intermediate holding companies had approximately $168 million of net unrestricted cash and fixed maturity investments included in its other operations segment.

Safety Reserve

In accordance with provisions of Swedish law, WMRe Sirius is permitted to transfer up to the full amount of its pre-tax income, subject to certain limitations, into an untaxed reserve referred to as a safety reserve, which amounted to $1.2 billion at December 31, 2008. Under GAAP, an amount equal to the safety reserve, net of the related deferred tax liability established at the Swedish tax rate of 26.3%, is classified as shareholders’ equity. Generally, this deferred tax liability is only required to be paid by WMRe Sirius if it fails to maintain predetermined levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on WMRe Sirius’ safety reserve ($309 million at December 31, 2008) is included in solvency capital. Access to the safety reserve is restricted to coverage of aggregate losses and requires the approval of Swedish regulatory authorities. Similar to the approach taken by Swedish regulatory authorities, major rating agencies include the $1.2 billion balance of the safety reserve, without any provision for deferred taxes, in WMRe Sirius’ capital when assessing WMRe Sirius’ financial strength.

Insurance Float

Insurance float is an important aspect of White Mountains’ insurance operations. Insurance float represents funds that an insurance or reinsurance company holds for a limited time. In an insurance or reinsurance operation, float arises because premiums are collected before losses are paid. This interval can extend over many years. During that time, the insurer or reinsurer invests the funds. When the premiums that an insurer or reinsurer collects do not cover the losses and expenses it eventually must pay, the result is an underwriting loss, which is considered to be the cost of insurance float. The amount and cost of insurance float for White Mountains is affected by underlying market conditions, as well as acquisitions or dispositions of insurance and reinsurance businesses.

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

One of the means by which White Mountains calculates its insurance float is by taking its net investment assets and subtracting its total tangible capital. The following table illustrates White Mountains’ consolidated insurance float position as of the past five year-ends:

	December 31,
($ in millions)	2008		2007		2006		2005		2004
Total investments	$9,002.7		$11,649.0		$11,332.7		$9,866.4		$10,529.5
Consolidated limited partnership investments(1)	(50.2)		(123.0)		(123.4)		(90.7)		(64.3)
Trust account assets(4)	—		(305.6)		(338.9)		—		—
Cash	409.6		171.3		159.0		187.7		243.1
Investments in unconsolidated affiliates	116.9		406.3		335.5		479.7		466.6
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	197.3		5.6		4.1		(24.2)		(56.6)
Accounts receivable on unsettled investment sales	78.2		201.1		8.5		21.7		19.9
Accounts payable on unsettled investment purchases	(7.5)		(46.4)		(66.8)		(43.4)		(30.9)
Interest-bearing funds held by ceding companies(2)	123.7		192.8		226.7		293.9		516.9
Interest-bearing funds held under reinsurance treaties(3)	(54.7)		(73.4)		(94.5)		(100.6)		(105.1)
Net investment assets	$9,816.0		$12,077.7		$11,442.9		$10,590.5		$11,519.1

Total common shareholders’ equity	$2,898.8		$4,713.4		$4,455.3		$3,833.2		$3,883.9
Minority interest—OneBeacon Ltd.	283.5		517.2		490.7		—		—
Minority interest—WMRe Preference Shares	250.0		250.0		—		—		—
Debt	1,362.0		1,192.9		1,106.7		779.1		783.3
Preferred stock subject to mandatory redemption(4)	—		—		—		234.0		211.9
Total capital	$4,794.3		$6,673.5		$6,052.7		$4,846.3		$4,879.1
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	197.3		5.6		4.1		(24.2)		(56.6)
Total adjusted capital	$4,991.6		$6,679.1		$6,056.8		$4,822.1		$4,822.5

Insurance float	$4,824.4		$5,398.6		$5,386.1		$5,768.4		$6,696.6

Insurance float as a multiple of total adjusted capital	1.0	x	0.8	x	0.9	x	1.2	x	1.4	x
Net investment assets as a multiple of total adjusted capital	2.0	x	1.8	x	1.9	x	2.2	x	2.4	x
Insurance float as a multiple of common shareholders’ equity	1.7	x	1.1	x	1.2	x	1.5	x	1.7	x
Net investment assets as a multiple of common shareholders’ equity	3.4	x	2.6	x	2.6	x	2.8	x	3.0	x

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

(4)            Excludes preferred stock subject to mandatory redemption, having an aggregate accreted liquidation preference at December 31, 2007 and 2006 of $278 and $269, respectively (and $306 and $339 of investments held in irrevocable grantor trusts for the purpose of economically defeasing the preferred stock as of these dates).

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

Financing

The following table summarizes White Mountains’ capital structure as of December 31, 2008 and 2007:

	December 31,
($ in millions)	2008	2007
OBH Senior Notes, carrying value	$675.1	$698.9
WMRe Senior Notes, carrying value	399.0	398.9
WTM Bank Facility	200.0	—
Other debt(1)	87.9	95.1
Total debt	1,362.0	1,192.9
Minority interest—OneBeacon Ltd.	283.5	517.2
Minority interest—WMRe Preference Shares	250.0	250.0
Total common shareholders’ equity	2,898.8	4,713.4
Total capital(2)(3)	4,794.3	$6,673.5
Equity in net unrealized losses from Symetra’s fixed maturity portfolio	197.3	5.6
Total adjusted capital	$4,991.6	$6,679.1
Total debt to total adjusted capital	27%	18%
Total debt and Preference Shares to total adjusted capital	32%	22%

(1)    See Note 6 —“Debt” of the accompanying Consolidated Financial Statements for a discussion of other debt.

(2)    The minority interest arising from White Mountains’ investments in consolidated limited partnerships has not been included in total capital because White Mountains does not have the ability to utilize the assets supporting this minority interest.

(3)    The preferred stock subject to mandatory redemption, having an aggregate accreted liquidation preference of $278 at December 31, 2007, was not included in total capital because it was economically defeased in connection with the OneBeacon Offering.

Management believes that White Mountains generally has the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. However, given the recent disruptions in the capital markets, White Mountains can provide no assurance that, if needed, it would be able to obtain additional debt or equity financing on satisfactory terms, if at all.

During the first quarter of 2008, White Mountains drew the full $475 million available under the WTM Bank Facility at that time. White Mountains repaid $175 million and $100 million of this amount during the second and third quarters of 2008, respectively. White Mountains drew an additional $176 million during October 2008 and repaid that amount in December 2008, resulting in an outstanding balance of $200 million under the WTM Bank Facility as of December 31, 2008.

In 2008, White Mountains amended the credit facility (See WTM Bank Facility). In addition, as part of the WTM Bank Facility amendment process, OneBeacon’s undrawn $75 million revolving credit facility was terminated.

During 2008, OneBeacon repurchased $24 million face value of its outstanding OBH Senior Notes for $22 million, which resulted in a $2 million gain on extinguishment of debt.

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

In March 2007, WMRe Group issued $400 million face value of senior unsecured notes at an issue price of 99.715%, and received $392 million of proceeds, net of issuance costs and commissions. The WMRe Senior Notes bear an annual interest rate of 6.375%, payable semi-annually in arrears on March 20 and September 20, until maturity in March 2017. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, including an interest rate lock agreement, the WMRe Senior Notes yield an effective rate of 6.49% per annum.

In connection with its acquisition of the Sierra Group on March 31, 2004, WMRe America entered into a $62 million purchase note (the “Sierra Note”), $58 million of which may be adjusted over its six-year term to reflect favorable or adverse loss reserve development on the acquired reserve portfolio and run-off of remaining policies in force (mainly workers compensation business), as well as certain other balance sheet protections. Since inception the principal of the Sierra Note has been reduced by $31 million as a result of adverse development on the acquired reserves and run-off of unearned premium.

On October 31, 2008, White Mountains sold its remaining interest in the Sierra Group (CCIC) as part of the Berkshire Exchange transaction. White Mountains is still obligated to repay the Sierra Note, but Berkshire has provided White Mountains a full indemnity, whereby Berkshire will reimburse White Mountains all amounts due under the Sierra Note at its maturity, as adjusted for future reserve development.  Accordingly, White Mountains recorded a $36 million receivable from Berkshire in connection with the closing of the Berkshire Exchange. As a result of the adverse development since the closing of the transaction, both the Sierra Note and the receivable from Berkshire were adjusted to a carrying value of $31 million at December 31, 2008.

See “RATINGS” in Item 1—Business for the current financial ratings of the OBH Senior Notes, the WMRe Senior Notes and the WMRe Preference Shares. It is possible that, in the future, one or more of the rating agencies may lower White Mountains’ existing ratings. If one or more of its ratings were downgraded, White Mountains could incur higher borrowing costs on future borrowings and its ability to access the capital markets could be impacted. In addition, White Mountains’ insurance and reinsurance operating subsidiaries could be adversely impacted by a downgrade in their financial strength ratings, including a possible reduction in demand for their products in certain markets.

White Mountains provides an irrevocable and unconditional guarantee as to the payment of principal and interest on the OBH Senior Notes. In consideration of this guarantee OneBeacon pays White Mountains a guarantee fee equal to 25 basis points per annum on the outstanding principal amount of the OBH Senior Notes.

The OBH Senior Notes and the WMRe Senior Notes were issued under indentures which contain restrictive covenants that, among other things, limit the ability of the Company, OBH, WMRe Group and their respective subsidiaries to create liens and enter into sale and leaseback transactions and limits the ability of the Company, OBH, WMRe Group and their respective subsidiaries to consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which the Company, OBH or WMRe Group must adhere. At December 31, 2008, White Mountains was in compliance with all of the covenants under the OBH Senior Notes and the WMRe Senior Notes, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

The WTM Bank Facility contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings and include maintaining certain minimum net worth and maximum debt to capitalization standards. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under these facilities and result in acceleration of principal repayment on any amounts outstanding. At December 31, 2008, White Mountains was in compliance with all of the covenants under the WTM Bank Facility and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

Contractual Obligations and Commitments

Below is a schedule of White Mountains’ material contractual obligations and commitments as of December 31, 2008:

Millions	Due in One Year or Less	Due in Two to Three Years	Due in Four to Five Years	Due After Five Years	Total
Loss and LAE reserves(1)	$2,124.2	$2,111.5	$1,041.1	$2,333.9	$7,610.7
Debt (2)	33.9	5.6	887.8	436.6	1,363.9
Interest on debt	68.3	136.2	115.8	128.4	448.7
Long-term incentive compensation	61.0	83.9	11.1	10.7	166.7
Pension and other benefit plan obligations	23.8	9.0	8.8	35.6	77.2
Operating leases	29.4	44.4	27.9	13.5	115.2
Total contractual obligations	$2,340.6	$2,390.6	$2,092.5	$2,958.7	$9,782.4

(1)      Represents expected future cash outflows resulting from loss and LAE payments. The amounts presented are gross of reinsurance recoverables on unpaid losses of $3,050 and include the discount on OneBeacon’s workers compensation loss and LAE reserves of $142 as of December 31, 2008. These balances add back the remaining purchase accounting fair value adjustment of $211 related to the acquisition of OneBeacon as it is a non-cash item.

(2)      Does not include the $31 receivable recorded by White Mountains in relation to the full indemnity of the Sierra Note provided by Berkshire as part of the Berkshire Exchange.

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

The WMRe Preference Shares are not included in the table above as these perpetual preferred shares have no stated maturity date and are redeemable only at the option of WMRe Group. See Item 1—Business—WHITE MOUNTAINS RE—Recent Financing Activities for more details.

The balances included in the table above regarding White Mountains’ long-term incentive compensation plans include amounts payable for performance shares and units, as well as deferred compensation balances. Exact amounts to be paid for performance shares cannot be predicted with certainty, as the ultimate amounts of these liabilities are based on the future performance of the Company and the market price of the Company’s common shares at the time the payments are made. The estimated payments reflected in the table are based on current accrual factors (common share price and pay-out percentage) and assume that all outstanding balances were 100% vested as of December 31, 2008.

There are no provisions within White Mountains’ leasing agreements that would trigger acceleration of future lease payments. White Mountains does not finance its operations through the securitization of its trade receivables, through special purpose entities or through synthetic leases. Further, except as noted in the following paragraph, White Mountains has not entered into any material arrangements requiring it to guarantee payment of third party debt or lease payments or to fund losses of an unconsolidated special purpose entity.

Through WMRe Sirius, White Mountains has a long-term investment as a stockholder in LUC Holdings, an entity that has entered into a head lease to rent the London Underwriting Center (“LUC”) through 2016. LUC Holdings in turn subleases space in the LUC. In the LUC Holdings stockholders agreement, the stockholders have guaranteed any shortfall between the head lease and the sub-leases on a joint and several basis. As a consequence, in recent years the stockholders have funded an operating shortfall of LUC. At December 31, 2008, White Mountains has recorded a liability of $5 million for its share of the expected future shortfall between LUC Holdings’ head lease payments and sub-lease receipts. White Mountains does not believe that future shortfalls, if any, will have a material impact on its results of operations.

White Mountains also has future binding commitments to fund certain limited partnership investments. These commitments, which total approximately $164 million, do not have fixed funding dates and are therefore excluded from the table above.

WM Life Re reinsures death and living benefit guarantees associated with certain variable annuities issued in Japan.  WM Life Re has assumed the risk related to a shortfall between the account value and the guaranteed value that must be paid by the ceding company to an annuitant or to an annuitant’s beneficiary in accordance with the underlying annuity contracts. WM Life Re uses derivative instruments, including put options, interest rate swaps, and futures contracts on major equity indices, currency pairs and government bonds, to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. As of December 31, 2008 the total guarantee value was approximately ¥245 billion and the related account values were approximately 82% of this amount.  The following table represents expected future cash flows for WM Life Re’s reinsurance contracts, including premiums expected to be collected.

Cash outflows/(inflows) Millions	Due in One Year or Less	Due in Two to Three Years	Due in Four to Five Years	Due After Five Years	Total
WM Life Re reinsurance contracts	$(26)	$(40)	$(33)	$605	$506

Share Repurchase Programs

White Mountains:

In 2006, White Mountains’ board of directors authorized the Company to repurchase up to 1 million of its common shares, from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorization does not obligate White Mountains to acquire any specific number of shares.  This program does not have a stated expiration date. Since the inception of this program, the Company has repurchased and retired 420,611 common shares for $201 million. During 2008, the Company repurchased and retired 129,770 of its common shares under this program for $56 million.

OneBeacon Ltd.:

In 2007, OneBeacon Ltd.’s board of directors authorized OneBeacon Ltd. to repurchase up to $200 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. Since the inception of this program, OneBeacon has repurchased and retired 5.0 million of its Class A common shares for $102 million. During 2008, OneBeacon repurchased and retired 3.4 million of its Class A common shares for $69 million.

Cash Flows

Detailed information concerning White Mountains’ cash flows during 2008, 2007 and 2006 follows:

For the year ended December 31, 2008

Financing and Other Capital Activities

During the first quarter of 2008, the Company drew the full $475 million available on WTM Bank Facility. The Company repaid $175 million and $100 million of this amount during the second and third quarters of 2008, respectively. The Company drew an additional $176 million on the facility during October 2008 and repaid that amount in December 2008.

During 2008, the Company declared and paid cash dividends of $42 million to its common shareholders.  During the third quarter of 2008, the Company’s Board of Directors adopted a new dividend policy whereby the Company expects to declare a $1 per share annual dividend in the first quarter of each year, rather than the current $2 per share quarterly dividend. As a result, the Company did not pay any dividends on its common shares in the third and fourth quarters of 2008.

On October 31, 2008, White Mountains executed a transaction with Berkshire through which Berkshire exchanged substantially all of its 16.3% stake in White Mountains (1,634,921 of its 1,724,200 common shares) for 100% of a White Mountains subsidiary, which held CCIC, the International American Group and $708 million in cash.

During 2008, the Company repurchased and retired 129,770 of its common shares for $56 million through its share repurchase program.

During 2008, OneBeacon Ltd. declared and paid cash dividends of $276 million to its common shareholders, including a $195 million special dividend and $80 million of regular quarterly dividends. A total of $206 million of these dividends were received by White Mountains.

During 2008, OneBeacon Ltd. repurchased and retired 3.4 million of its Class A common shares for $69 million through its share repurchase program.

In December 2008, OneBeacon contributed $25 million to OBIC, one of its regulated insurance operating subsidiaries.

During 2008, OneBeacon paid $12 million of dividends on, and repaid the $300 million redemption value of, the Berkshire Preferred Stock, using funds that had been held in trust.

During the third quarter of 2008, OneBeacon repurchased $24 million face value of its outstanding OBH Senior Notes for $22 million.

During 2008, OneBeacon paid $40 million in interest on the OBH Senior Notes.

During 2008, White Mountains Re paid $26 million in interest on the WMRe Senior Notes.

During 2008, White Mountains Re declared and paid $19 million of dividends to holders of the WMRe Preference Share and paid $100 million of dividends to its immediate parent.

During 2008, White Mountains contributed $105 million in cash and investments to WM Life Re, $48 million in cash to Esurance and $3 million in cash to Answer Financial.

Acquisitions and Dispositions

During the first quarter of 2008, White Mountains Re acquired Helicon Re Holdings, Ltd. for approximately $150 million.

During 2008, White Mountains acquired 100% of the outstanding debt and equity of AFI for $75 million.

Other Liquidity and Capital Resource Activities

During the first quarter of 2008, White Mountains made payments totaling $66 million, in cash or by deferral into certain non-qualified compensation plans of the company and its subsidiaries or by issuing common shares of the Company, to participants in the long-term incentive compensation plans of the Company and its subsidiaries. These payments were made with respect to 64,100 target performance shares at payout levels ranging from 64% to 101% of target.

During 2008, the Company issued a total of 3,300 common shares to its employees through the exercise of Options during the period for cash proceeds of approximately $1 million.

For the year ended December 31, 2007

Financing and Other Capital Activities

During 2007, the Company declared and paid cash dividends of $86 million to its common shareholders.

During 2007, the Company repurchased and retired 290,841 of its common shares for $145 million through its share repurchase program.

During 2007, OneBeacon Ltd. declared and paid cash dividends of $84 million to its common shareholders. A total of $60 million of these dividends were received by an intermediate holding company of White Mountains.

During 2007, OneBeacon paid $28 million and $1 million of dividends on the Berkshire Preferred Stock and Zenith Preferred Stock, and repaid the $20 million redemption value of the Zenith Preferred Stock, using funds that had been held in trust.

During 2007, OneBeacon Ltd. repurchased and retired 1.6 million of its common shares for $33 million through its share repurchase program.

In May 2007, White Mountains Re received net proceeds of $246 million through the issuance of the WMRe Preference Shares. White Mountains Re declared and paid $11 million in cash dividends on these shares in 2007.

In March 2007, White Mountains Re received net proceeds of $392 million through the issuance of the WMRe Senior Notes and subsequently paid a cash dividend of $392 million to its immediate parent. White Mountains used a portion of these proceeds to repay the $320 million outstanding balance on its existing bank facility.

During 2007, White Mountains Re paid $20 million of dividends to its immediate parent in addition to the $392 million from the WMRe Senior Notes proceeds.

During 2007, OneBeacon paid $41 million in interest on the OBH Senior Notes.

During 2007, White Mountains Re paid $20 million in interest on the WMRe Senior Notes.

During 2007, White Mountains received cash dividends from Symetra of $31 million on its common share investment and $17 million on its warrant investment.

During 2007, Sirius International contributed $136 million to WMRe Bermuda. In addition, White Mountains Re contributed the $246 million net proceeds from the WMRe Preference Share issuance and $250 million of $285 million redemption of WMRe America common shares to further capitalize WMRe Bermuda.

During 2007, White Mountains contributed $125 million in cash to Esurance and contributed $18 million and $15 million in cash and investments to Galileo and WM Life Re, respectively.

Acquisitions and Dispositions

During 2007, OneBeacon sold one of its inactive licensed subsidiaries, American Employers’ Insurance Company, to a third party for $48 million in cash.

During 2007, White Mountains Re sold its’ wholly-owned subsidiary Stockbridge Insurance Company for $26 million in cash to an external party.

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

Other Liquidity and Capital Resource Activities

During 2007, White Mountains made payments totaling $56 million, in cash or by deferral into certain non-qualified compensation plans of the Company and its subsidiaries, to participants in the long-term incentive compensation plans of the Company and its subsidiaries. These payments were made with respect to 63,300 target performance shares at payout levels ranging from 145% to 186% of target.

During 2007, the Company issued a total of 11,550 common shares to its employees through the exercise of Options during the period for proceeds of $2 million. The Company also accepted 4,465 common shares from an employee in satisfaction of a $3 million employee withholding tax liability associated with the vesting of Restricted Shares.

For the year ended December 31, 2006

Financing and Other Capital Activities

During 2006, White Mountains declared and paid cash dividends of $86 million and $30 million to holders of White Mountains’ common shares and mandatorily redeemable preferred stock, respectively.

During 2006, OneBeacon Ltd. declared and paid a $12 million cash dividend to its immediate parent. Also during 2006, White Mountains Re paid $46 million of dividends to its immediate parent.

During 2006, White Mountains contributed $100 million in cash and investments to White Mountains Re and $125 million in cash to Esurance.

During 2006, OBH funded a trust account with $324 million of cash and investments to economically defease the Berkshire Preferred Stock and OBEH funded a trust account with $21 million of cash to economically defease the Zenith Preferred Stock.

During 2006, White Mountains paid a total of $41 million in interest on the OBH Senior Notes.

During 2006, White Mountains borrowed and repaid $140 million under a previous credit facility and borrowed $320 million under a new credit facility. In addition, OneBeacon drew $22 million under its existing real estate construction loan.

During 2006, OneBeacon and White Mountains Re repaid $8 million and $7 million, respectively, of loans to Dowling and Partners Connecticut Fund III LP.

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

On August 2, 2006, White Mountains Re sold one of its subsidiaries, Sirius America, to an investor group for $139 million in cash. As part of the transaction, White Mountains acquired an equity interest of approximately 18% in the acquiring entity (Delos) by investing $32 million into the investor group.

On September 29, 2006, OneBeacon transferred certain assets and the right to renew existing policies of its Agri division to QBE Insurance Group for $32 million in cash.

During the third quarter of 2006, White Mountains sold 5.4 million common shares of Montpelier Re for proceeds of $104 million in cash.

Other Liquidity and Capital Resource Activities

During 2006, White Mountains made payments totaling $57 million, in cash or by deferral into certain non-qualified compensation plans of the Company and its subsidiaries, to participants in the long-term incentive compensation plans of the Company and its subsidiaries. These payments were made with respect to 64,100 target performance shares at payout levels ranging from 142% to 181% of target.

During 2006, the Company issued a total of 3,530 common shares to its employees through the exercise of Options during the period for cash proceeds of $1 million.

TRANSACTIONS WITH RELATED PERSONS

See Note 20—“Transactions with Related Persons” in the accompanying Consolidated Financial Statements.

NON-GAAP FINANCIAL MEASURES

This report includes five non-GAAP financial measures that have been reconciled to their most comparable GAAP financial measures. White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ results of operations and financial condition.

Adjusted comprehensive net income is a non-GAAP financial measure that excludes the change in net unrealized gains and losses from Symetra’s fixed maturity portfolio from comprehensive net income. In the calculation of comprehensive net income under GAAP, fixed maturity investments are marked-to-market while the liabilities to which those assets are matched are not. Symetra attempts to earn a “spread” between what it earns on its investments and what it pays out on its products. In order to try to fix this spread, Symetra invests in a manner that tries to match the duration and cash flows of its investments with the required cash outflows associated with its life insurance and structured settlements products. As a result, Symetra typically earns the same spread on in-force business whether interest rates fall or rise. Further, at any given time, some of Symetra’s structured settlement obligations may extend 40 or 50 years into the future, which is further out than the longest maturing fixed maturity investments regularly available for purchase in the market (typically 30 years). For these long-dated products, Symetra is unable to fully match the obligation with assets until the remaining expected payout schedule comes within the duration of securities available in the market. If at that time, these fixed maturity investments have yields that are lower than the yields expected when the structured settlement product was originally priced, the spread for the product will shrink and Symetra will ultimately harvest lower returns for its shareholders. GAAP comprehensive net income increases when rates decline, which would suggest an increase in the value of Symetra—the opposite of what is happening to the intrinsic value of the business. Therefore, White Mountains’ management and Board of Directors use adjusted comprehensive net income when assessing Symetra’s quarterly financial performance. In addition, this measure is typically the predominant component of change in adjusted book value per share, which is used in calculation of White Mountains’ performance for both short-term (annual bonus) and long-term incentive plans. The reconciliation of adjusted comprehensive net income to comprehensive net income is included on page 49.

Adjusted book value per share is a non-GAAP measure which is derived by expanding the GAAP book value per share calculation to exclude net unrealized gains/(losses) from Symetra’s fixed maturity portfolio.  In addition, the number of common shares outstanding used in the calculation of adjusted book value per share are adjusted to exclude unearned shares of restricted stock representative of the proportion of unamortized compensation cost at the date of the calculation to the value of the restricted stock on the date of issuance. The reconciliation of adjusted book value per share to book value per share is included on page 48.

During the second quarter of 2008, White Mountains changed its principal financial reporting measure from “fully diluted tangible book value per share” to “adjusted book value per share”.  Fully diluted tangible book value per share is a non-GAAP measure that differs from adjusted book value per share by excluding goodwill and other intangible assets. The change from fully diluted tangible book value per share to adjusted book value per share has been presented retroactively for all periods.  As a result of the change, goodwill and other intangible assets are included in the calculation for all periods presented. For periods ended March 31, 2008 and prior, White Mountains had not recorded any significant intangible assets other than goodwill.  The goodwill, which primarily relates to the FIN 46 consolidation of White Mountains’ investment in the Tuckerman Fund I and Tuckerman Fund II, was $19.5 million, $30.4 million, and $32.5 million as of December 31, 2008, 2007, and 2006, respectively. The inclusion of goodwill in adjusted book value per share did not have a significant effect on the calculation of growth per share for any periods presented.

Total capital at White Mountains is comprised of common shareholders’ equity, debt and minority interest in OneBeacon Ltd. and the WMRe Preference Shares. Adjusted capital excludes from total capital the equity in net unrealized gains/(losses) from Symetra’s fixed maturity portfolio. The reconciliation of total capital to total adjusted capital is included on page 68.

Adjusted book value per common share at OneBeacon is a non-GAAP financial measure which is derived by excluding the impact of economically defeasing OneBeacon’s mandatorily redeemable preferred stock from book value per common share, the most closely comparable GAAP measure. Management believes that adjusted book value per common share is a useful supplement to understanding the OneBeacon’s earnings and profitability. A reconciliation of OneBeacon’s book value per common share to OneBeacon’s adjusted book value per common share is included on page 51.

During 2007, OneBeacon reallocated loss and LAE reserves from specialty, commercial and personal lines to run-off, which reduced specialty, commercial and personal lines’ GAAP loss and LAE ratios and GAAP combined ratios, but had no impact on OneBeacon’s total GAAP combined ratio. OneBeacon’s specialty, commercial and personal lines’ loss and LAE ratios and combined ratios prior to reserve reallocation are non-GAAP financial measures that are derived by excluding the impact of the reserve reallocation from specialty, commercial and personal lines’ loss and LAE ratios and combined ratios. OneBeacon believes that a presentation excluding the effect of the reserve reallocation on specialty, commercial and personal lines’ loss and LAE ratios and combined ratios is meaningful for investors to understand the performance of its underwriting units during 2007. The reconciliation of these non-GAAP financial measures to the GAAP loss and LAE ratios and GAAP combined ratios is included on page 52.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain of these estimates are considered critical in that they involve a higher degree of judgment and are subject to a significant degree of variability. On an ongoing basis, management evaluates its estimates, including those related to fair value measurements of investments and other financial instruments, valuation of liabilities associated with an assumed reinsurance agreement covering benefit guarantees on variable annuities in Japan, its property-casualty loss and LAE reserves and its property-casualty reinsurance contracts. Management bases it estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

1. Loss and Loss Adjustment Expense Reserves

General

White Mountains establishes loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain.

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

White Mountains’ actuaries use several generally accepted actuarial methods to evaluate its loss reserves, each of which has its own strengths and weaknesses. White Mountains places more or less reliance on a particular method based on the facts and circumstances at the time the reserve estimates are made. These methods generally fall into one of the following categories or are hybrids of one or more of the following categories:

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

White Mountains performs an actuarial review of its recorded reserves each quarter. White Mountains’ actuaries compare the previous quarter’s estimates of paid loss and LAE, case reserves and IBNR to amounts indicated by actual experience. Differences between previous estimates and actual experience are evaluated to determine whether a given actuarial method for estimating loss and LAE should be relied upon to a greater or lesser extent than it had been in the past. While some variance is expected each quarter due to the inherent uncertainty in loss and LAE, persistent or large variances would indicate that prior assumptions and/or reliance on certain reserving methods may need to be revised going forward.

OneBeacon

OneBeacon, like other insurance companies, categorizes and tracks its insurance reserves by “line of business”, such as automobile liability, multiple peril package business, and workers compensation. Furthermore, OneBeacon regularly reviews the appropriateness of reserve levels at the line of business level, taking into consideration the variety of trends that impact the ultimate settlement of claims for the subsets of claims in each particular line of business.

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

Upon completion of each quarterly review, OneBeacon’s actuaries select indicated reserve levels based on the results of the actuarial methods described previously, which are the primary consideration in determining management’s best estimate of required reserves. However, in making its best estimate, management also considers other qualitative factors that may lead to a difference between held reserves and actuarially recommended levels in the future. Typically, these factors exist when management and OneBeacon’s actuaries conclude that there is insufficient historical incurred and paid loss information or that trends included in the historical incurred and paid loss information are unlikely to repeat in the future. Such factors include, among others, recent entry into new markets or new products, improvements in the claims department that are expected to lessen future ultimate loss costs and legal and regulatory developments. At December 31, 2008 and 2007, total carried reserves were 7.3% and 2.7% above the actuarial point estimate, respectively.

Loss and LAE Reserves by Line of Business

OneBeacon’s net loss and LAE reserves by line of business at December 31, 2008 and 2007 were as follows:

Net loss and LAE reserves by class of business	December 31, 2008			December 31, 2007
Millions	Case	IBNR	Total	Case	IBNR	Total
Workers compensation(1)	$160.2	$132.7	$292.9	$81.3	$95.8	$177.1
Personal automobile liability	271.3	110.3	381.6	305.2	139.3	444.5
Multiple peril(1)(2)	(4.9)	238.5	233.6	247.0	206.1	453.1
Commercial automobile liability	90.9	66.2	157.1	99.7	61.8	161.5
General liability(2)(3)	112.1	362.7	474.8	80.2	305.3	385.5
Homeowners/Farmowners	55.1	23.0	78.1	71.5	22.8	94.3
Other(1)(4)	116.5	61.5	178.0	95.9	56.3	152.2
Total	$801.2	$994.9	$1,796.1	$980.8	$887.4	$1,868.2

(1)  Includes loss and LAE reserves related to A&E.

(2)  Includes loss and LAE reserves related to construction defect claims.

(3)  Includes loss and LAE reserves related to professional liability.

(4)  Includes loss and LAE reserves related to marine liability.

For loss and allocated loss adjustment expense reserves, excluding A&E, the key assumption as of December 31, 2008 was that the impact of the various reserving factors, as described below, on future paid losses would be similar to the impact of those factors on the historical loss data with the following exceptions:

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

•      Availability of new medical processes and equipment

•      Changes in the use of pharmaceutical drugs

•      Degree of patient responsiveness to treatment

Workers compensation book of business reserving factors

•      Product mix

•      Injury type mix

•      Changes in underwriting standards

Personal automobile liability

The personal automobile product line is a mix of property and liability coverages and, therefore, includes both short and long tail coverages. The payments that are made quickly typically pertain to auto physical damage (property) claims and property damage (liability) claims. The payments that take longer to finalize and are more difficult to estimate related to bodily injury claims. Personal automobile reserves are typically analyzed in three components: bodily injury liability, property damage liability, and collision/comprehensive claims. This last component has minimum reserve risk and fast payouts and, accordingly, separate factors are not presented. Reporting lags are relatively short and the claim settlement process for personal automobile liability generally is the least complex of the liability products. It is generally viewed as a high frequency, low to moderate severity product line.

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

•                  Changes in the propensity to sue, in general with specificity to particular issues

•                  Changes in statutes of limitations

•                  Changes in the underlying court system

•                  Distortions from losses resulting from large single accounts or single issues

•                  Changes in tort law

•                  Shifts in lawsuit mix between federal and state courts

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

•      Policy provisions mix (e.g., deductibles, policy limits, or endorsements)

•      Degree of concentration of policyholders

•      Changes in underwriting standards

OneBeacon Loss and LAE Development

Loss and LAE development—2008

In 2008, OneBeacon experienced $62 million of favorable loss reserve development on prior accident year loss reserves. The favorable loss reserve development was primarily related to lower than expected severity on non-catastrophe losses.  The favorable non-catastrophe loss reserve development was primarily related to professional liability in specialty lines and package business in commercial lines partially offset by adverse loss reserve development at AutoOne and in run-off.

Specifically, at December 31, 2007, management had revised its expectations downward with respect to future loss emergence in the professional liability business, which is included in the general liability line of business, which had initially been based on market analysis when this business was initiated in 2002 and 2003. However, during 2008, losses continued to be significantly lower than these revised expectations. As a result, management lowered its selected reserves on the earliest years which affected more recent years as total loss expectations for those years are based in part on prior years’ results. The impact of this revised estimate was a decrease to professional liability reserves of $51 million.

At December 31, 2007, management had estimated that future payments from personal injury protection (“PIP”) litigation from OneBeacon’s NYAIP business would be approximately $14 million.  During 2008, the legal expenses related to this litigation were higher than expected as the 2002 accident year neared conclusion.  As a result, management increased estimates of all accident years for NYAIP and other similar business in New York.  The total increase in estimate was $11 million.

At December 31, 2007, based on actuarial techniques described above, management estimated that IBNR related to multiple peril liability was $137 million, or approximately 64% of case reserves of $213 million for 2002 and subsequent accident years. During 2008, case incurred loss and allocated LAE (“ALAE”) was $16 million, which was less than expected for this line of business. As a result of the lower than expected case incurred loss and ALAE during 2008, the actuarial methods based on case incurred losses produced lower estimated ultimate losses for these accident years. As a result, at December 31, 2008, the IBNR was determined to be $87 million, or approximately 64% of the remaining case reserves. The impact of this revised estimate was a decrease to multiple peril liability reserves of $34 million.

At December 31, 2007, based on actuarial techniques described above, management estimated that IBNR related to workers compensation was $41 million, or approximately 96% of case reserves of $43 million for 2005 and subsequent accident years. During 2008, case incurred loss and ALAE was $20 million, which was greater than expected for this line of business. As a result of the higher than expected case incurred loss and ALAE during 2008, the actuarial methods based on case incurred losses produced higher estimated ultimate losses for these accident years. As a result, at December 31, 2008, the IBNR was determined to be $35 million, or approximately 81% of the remaining case reserves. The impact of this revised estimate was an increase to workers compensation reserves of $14 million.

In addition to the development described for the lines of business above, management also recorded a $2 million net decrease in IBNR in other lines of business as a result of its review of loss reserves at December 31, 2008. The change in IBNR for each other line of business was not individually significant.

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

Specifically, at December 31, 2006, management continued to expect losses to emerge in the professional liability business (which is included in OneBeacon’s general liability line of business) in line with initial expectations based on market analysis when this business was initiated in 2002 and 2003. During 2007, emerged losses continued to be significantly lower than those initial expectations. As a result, management lowered its selected reserves on the earliest years of this business which had some effect on the more recent years as total loss expectations for those years are partially based on results from earlier years. The impact of this revised estimate was a decrease to professional liability reserves of $80 million.

At December 31, 2006, based on actuarial techniques described above, management estimated that the IBNR related to personal automobile liability was $138 million, or approximately 49% of case reserves of $278 million, for the 2002 and subsequent accident years. During 2007, case incurred loss and allocated LAE (“ALAE”) was $38 million which was less than expected for this relatively short-tail line of business. At December 31, 2007, based on actuarial techniques described above, management estimated that IBNR was $66 million or approximately 49% of the remaining case reserves. The actuarial methods that management relied upon to estimate IBNR at December 31, 2007 were similar to those used at December 31, 2006. The impact of this revised estimate was a decrease to personal automobile liability reserves of $33 million

At December 31, 2006, based on actuarial techniques described above, management estimated that IBNR related to workers compensation and multiple peril liability was $96 million, or approximately 15% of case reserves of $622 million for 2001 and prior accident years. During 2007, case incurred loss and ALAE was $45 million, which was greater than expected for these long-tail lines of business. As a result, of the higher than expected case incurred loss and ALAE during 2007, management gave greater weight to actuarial techniques that are based on historical incurred loss development during its review of loss reserves at December 31, 2007. As a result, at December 31, 2007, the IBNR was determined to be $149 million, or approximately 28% of the remaining case reserves. The impact of this revised estimate was an increase to workers compensation and multiple peril liability reserves of $99 million.

In addition to the development described for the lines of business above, management also recorded a $34 million net decrease in IBNR in other lines of business as a result of its review of loss reserves at December 31, 2007. The change in IBNR for each other line of business was not individually significant.

Loss and LAE development—2006

In 2006, OneBeacon experienced $23 million of unfavorable development on prior accident year loss and LAE reserves, primarily due to additional losses incurred on hurricanes Katrina, Rita and Wilma in OBSP.

Specifically at December 31, 2005, OneBeacon’s management had reviewed all known losses related to hurricane events impacting its excess property policies. Based on information at that time, management established reserves for those losses which were expected to reach coverage layers. During 2006, several individual claims experienced adverse development resulting in more losses penetrating coverage layers. As a result, management increased held reserves as of December 31, 2006 to reflect the actual adverse claim development as well as a provision for future adverse development on these claims.

Range of Reserves by Line of Business

OneBeacon’s range of reserve estimates at December 31, 2008 was evaluated to consider the strengths and weaknesses of the actuarial methods applied against OneBeacon’s historical claims experience data. The following table shows the recorded reserves and the high and low ends of OneBeacon’s range of reasonable loss reserve estimates at December 31, 2008. The high and low ends of OneBeacon’s range of reserve estimates in the table below are based on the results of various actuarial methods described above.

OneBeacon net loss and LAE reserves by line of business Range and recorded reserves	December 31, 2008
Millions	Low	Recorded	High
Workers compensation	$242	$292.9	$356
Personal automobile liability	367	381.6	422
Multiple peril	162	233.6	265
Commercial automobile liability	139	157.1	160
General liability	345	474.8	479
Homeowners/Farmowners	75	78.1	83
Other	165	178.0	181
Total	$1,495	$1,796.1	$1,946

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

The probability that ultimate losses will fall outside of the ranges of estimates by line of business is higher for each line of business individually than it is for the sum of the estimates for all lines taken together due to the effects of diversification. The diversification effects result from the fact that losses across OneBeacon’s different lines of business are not completely correlated. Although OneBeacon believes its reserves are reasonably stated, ultimate losses may deviate, perhaps materially, from the recorded reserve amounts and could be above or below the range of actuarial projections. This is because ranges are developed based on known events as of the valuation date, whereas the ultimate disposition of losses is subject to the outcome of events and circumstances that may be unknown as of the valuation date.

The percentages shown in the following table represent the linear interpolation of where OneBeacon’s recorded loss and LAE reserves are within the range of reserves estimates by line of business at December 31, 2008 and 2007, where the low end of the range equals zero, the middle of the range equals 50% and the high end of the range equals 100%.

OneBeacon net loss and LAE reserves by line of business	December 31,
(expressed as a percentage of the range)	2008	2007
Workers compensation	45%	42%
Personal automobile liability	26	51
Multiple peril	69	47
Commercial automobile liability	88	47
General liability	97	72
Homeowners/Farmowners	37	91
Other	80	82
Total	67%	57%

During 2008, management saw the actuarial methods which were used to develop the range of reserves for certain long tailed lines of business produce lower estimated losses. However, due to the nature of these lines and the inherent risks in estimating the longer tailed lines of business, management chose to record losses higher in the range for commercial automobile, commercial multiple peril and general liability. Additionally in 2008, management began to see higher than anticipated paid loss and LAE for personal automobile which has resulted in increases in the methods used to develop the ranges. However, management believes that the ultimate losses will not increase as much as the models have suggested. As a result, management has chosen to record reserves lower in the range for personal automobile. In general, management continues to select somewhat higher in the range for newer and/or growing segments and as those reserves have become an increasing proportion of OneBeacon’s total reserves, its overall selected reserves have moved up in the range.

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

•      Workers compensation: Recorded reserves for workers compensation were $293 million at December 31, 2008. The two most important assumptions for workers compensation reserves are loss development factors and loss cost trends, particularly medical cost inflation. Loss development patterns are dependent on medical cost inflation. Approximately half of the workers compensation net reserves are related to future medical costs. Across the entire reserve base, a 0.5 point change in calendar year medical inflation would have changed the estimated net reserve by approximately $48 million at December 31, 2008, in either direction.

•      Personal automobile liability: Recorded reserves for personal automobile liability were $382 million across all lines at December 31, 2008. Personal automobile liability reserves are shorter-tailed than other lines of business (such as workers compensation) and, therefore, less volatile. However, the size of the reserve base means that future changes in estimates could be material to OneBeacon’s results of operations in any given period. A key assumption for personal automobile liability is the implicit loss cost trend, particularly the severity trend component of loss costs. A 2.0 point change in assumed annual severity for the two most recent accident years would have changed the estimated net reserve by $11 million at December 31, 2008, in either direction. Assumed annual severity for accident years prior to the two most recent accident years is likely to have minimal variability.

•      Multiple peril liability and general liability: Recorded reserves for multiple peril and general liability combined were $708 million at December 31, 2008. Reported loss development patterns are a key assumption for these lines of business, particularly for more mature accident years. Historically, assumptions on reported loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g. construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. If the severity trend for construction defect claims changed by 3.0 points this would have changed the estimated net reserve by $5 million at December 31, 2008, in either direction. Separately, if case reserve adequacy for non construction defect claims changed by 10.0 points this would have changed the estimated net reserve by $22 million at December 31, 2008, in either direction.

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

A&E Reserves

OneBeacon’s reserves include provisions made for claims that assert damages from A&E related exposures. Asbestos claims relate primarily to injuries asserted by those who allegedly came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up cost obligations, particularly as mandated by federal and state environmental protection agencies. In addition to the factors described above regarding the reserving process, OneBeacon estimates its A&E reserves based upon, among other factors, facts surrounding reported cases and exposures to claims, such as policy limits and deductibles, current law, past and projected claim activity and past settlement values for similar claims, as well as analysis of industry studies and events, such as recent settlements and asbestos-related bankruptcies. The cost of administering A&E claims, which is an important factor in estimating loss and LAE reserves, tends to be higher than in the case of non-A&E claims due to the higher legal costs typically associated with A&E claims.

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

OneBeacon also incurred A&E losses via its participation in industry pools and associations. The most significant of these pools was Excess Casualty Reinsurance Association (“ECRA”), which provided excess liability reinsurance to U.S. insurers from 1950 until the early 1980s. ECRA incurred significant liabilities for A&E, of which OneBeacon bears approximately a 4.7% share, or $40 million and $60 million at December 31, 2008 and 2007, respectively, which is fully reflected in OneBeacon’s loss and LAE reserves.

More recently, since the 1990s, OneBeacon has experienced an increase in claims from commercial insureds, including many non-Fortune 500-sized accounts written during the 1970s and 1980s, who are named as defendants in asbestos lawsuits. As a number of large well-known manufacturers of asbestos and asbestos-containing products have gone into bankruptcy, plaintiffs have sought recoveries from peripheral defendants, such as installers, transporters or sellers of such products, or from owners of premises on which the plaintiffs’ exposure to asbestos allegedly occurred. At December 31, 2008, 474 policyholders had asbestos-related claims against OneBeacon. In 2008, 80 new insureds with such peripheral involvement presented asbestos claims under prior OneBeacon policies.

Historically, most asbestos claims have been asserted as product liability claims. Recently, insureds who have exhausted the available products liability limits of their insurance policies have sought from insurers such as OneBeacon payment for asbestos claims under the premises and operations coverage of their liability policies, which may not be subject to similar aggregate limits. OneBeacon expects this trend to continue. However, to date there have been fewer of these premises and operations coverage claims than product liability coverage claims. This may be due to a variety of factors, including that it may be more difficult for underlying plaintiffs to establish losses as stemming from premises and operations exposures, which requires proof of the defendant’s negligence, rather than products liability under which strict legal liability applies. Premises and operations claims may vary significantly and policyholders may seek large amounts, although such claims frequently settle for a fraction of the initial alleged amount. Accordingly, there is a great deal of variation in damages awarded for the actual injuries. As of December 31, 2008, there were approximately 242 active claims by insureds against OneBeacon without product liability coverage asserting operations or premises coverage, which may not be subject to aggregate limits under the policies.

OneBeacon has a reinsurance contract with NICO under which OneBeacon is entitled to recover from NICO up to $2.5 billion in the future for asbestos claims arising from business written by OneBeacon in 1992 and prior, environmental claims arising from business written by OneBeacon in 1987 and prior, and certain other exposures, including mass torts. Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon’s third party reinsurers in existence at the time the NICO Cover was executed (“Third Party Recoverables”). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. Any amounts uncollectible from third party reinsurers due to dispute or the reinsurers’ financial inability to pay are covered by NICO under its agreement with OneBeacon. Third Party Recoverables are typically for the amount of loss in excess of a stated level each year. Of claim payments from 1996 through 2008, approximately 48% of asbestos and environmental losses have been recovered under the historical third party reinsurance.

In September 2008, OneBeacon completed a study of its A&E exposures. This study considered, among other items, (1) facts, such as policy limits, deductibles and available third party reinsurance, related to reported claims; (2) current law; (3) past and projected claim activity and past settlement values for similar claims; (4) industry studies and events, such as recent settlements and asbestos related bankruptcies; and (5) collectibility of third party reinsurance. Based on the study, OneBeacon increased its best estimate of incurred losses ceded to NICO, net of underlying reinsurance, by $83 million to $2.2 billion, which is within the $2.5 billion coverage provided by the NICO Cover. The increase in the estimate of incurred A&E losses was principally driven by raised projections for claims related to asbestos. Based on the results of the study, OneBeacon believes that, under all reasonable scenarios, ultimate incurred losses will not exceed the NICO Cover. Due to the NICO Cover, there was no impact to income or equity from the change in estimate.

As part of its previously described actuarial review process, OneBeacon reviews A&E activity each quarter and compares that activity to what was assumed in the most recently completed internal study. As of December 31, 2008, OneBeacon noted no change in the range of reasonable outcomes around its best estimate described above.

As noted above, OneBeacon has ceded estimated incurred losses of approximately $2.2 billion of the coverage provided by NICO at December 31, 2008. Since entering into the NICO Cover, $45 million of the $2.2 billion of utilized coverage relates to uncollected amounts from third party reinsurers through December 31, 2008. Net losses paid totaled approximately $1.1 billion as of December 31, 2008, with $109 million paid in 2008. Asbestos payments during 2008 reflect payments resulting from intensified efforts by claimants to resolve asbestos claims prior to the potential enactment of U.S. federal asbestos legislation. To the extent that OneBeacon’s estimate of ultimate A&E losses as well as the estimate and collectibility of Third Party Recoverables differs from actual experience, the remaining protection under the NICO Cover may be more or less than the approximate $320 million that OneBeacon estimates remained at December 31, 2008.

OneBeacon’s reserves for A&E losses, net of Third Party Recoverables but prior to NICO recoveries, were $1.0 billion at December 31, 2008. An industry benchmark of reserve adequacy is the “survival ratio”, computed as a company’s reserves divided by its historical average yearly loss payments. This ratio indicates approximately how many more years of payments the reserves can support, assuming future yearly payments are equal to historical levels. OneBeacon’s survival ratio was 12.7 at December 31, 2008. This was computed as the ratio of A&E reserves, net of Third Party Recoverables prior to the NICO Cover of $1.0 billion plus the remaining unused portion of the NICO Cover of $320 million, to the average A&E loss payments over the three-year period ended December 31, 2008, net of Third Party Recoverables. OneBeacon’s survival ratio was 14.2 at December 31, 2007. OneBeacon believes that as a result of the NICO Cover and its historical third party reinsurance programs, OneBeacon should not experience material financial loss from A&E exposures under current coverage interpretations and that its survival ratio compares favorably to industry survival ratios. However, the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid using recent annual average payments. Many factors, such as aggressive settlement procedures, mix of business and coverage provided, have a significant effect on the amount of A&E reserves and payments and the resultant survival ratio. Thus, caution should be exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.

OneBeacon’s reserves for A&E losses at December 31, 2008 represent management’s best estimate of its ultimate liability based on information currently available. Based on this estimate, OneBeacon believes the NICO Cover will be adequate to cover all of its A&E obligations. However, as case law expands, medical and clean-up costs increase and industry settlement practices change, OneBeacon may be subject to A&E losses beyond currently estimated amounts. Therefore, OneBeacon cannot guarantee that its A&E loss and LAE reserves, plus the remaining coverage under the NICO Cover, will be sufficient to cover additional liability arising from any such unfavorable developments. See Note 3—“Reserves for Unpaid Loss and LAE—Asbestos and environmental loss and LAE reserve activity” of the accompanying historical consolidated financial statements for more information regarding its A&E reserves.

OneBeacon A&E Claims Activity

OneBeacon’s A&E claim activity for the last two years is illustrated in the table below:

	Year Ended December 31,
A&E Claims Activity	2008	2007
Asbestos
Accounts with asbestos claims at the beginning of the year	491	542
Accounts reporting asbestos claims during the year	80	102
Accounts on which asbestos claims were closed during the year	(97)	(153)
Accounts with asbestos claims at the end of the year	474	491
Environmental
Accounts with environmental claims at the beginning of the year	382	443
Accounts reporting environmental claims during the year	109	135
Accounts on which environmental claims were closed during the year	(113)	(196)
Accounts with environmental claims at the end of the year	378	382
Total
Total accounts with A&E claims at the beginning of the year	873	985
Accounts reporting A&E claims during the year	189	237
Accounts on which A&E claims were closed during the year	(210)	(349)
Total accounts with A&E claims at the end of the year	852	873

White Mountains Re

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

Loss and LAE Reserves by Class of Business

White Mountains Re’s net loss and LAE reserves by class of business at December 31, 2008 and 2007 were as follows:

Net loss and LAE reserves by class of business	December 31, 2008			December 31, 2007
Millions	Case	IBNR	Total	Case	IBNR	Total
Property catastrophe excess	$155.7	$13.7	$169.4	$224.6	$33.9	$258.5
Property other	164.2	109.4	273.6	142.7	73.8	216.5
Casualty (excluding A&E)	353.8	794.4	1,148.2	458.2	553.6	1,011.8
Accident & health	34.1	58.5	92.6	38.4	57.8	96.2
Agriculture	.1	17.9	18.0	4.5	62.7	67.2
Aviation and space	85.5	27.3	112.8	80.0	30.4	110.4
A&E	46.9	111.7	158.6	47.5	115.7	163.2
Other	121.2	95.4	216.6	150.7	371.4	522.1
Total	$961.5	$1,228.3	$2,189.8	$1,146.6	$1,299.3	$2,445.9

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

Backlogs in the recording of assumed reinsurance can also complicate the accuracy of loss reserve estimation. As of December 31, 2008, there were no significant backlogs related to the processing of assumed reinsurance information at White Mountains Re.

White Mountains Re relies heavily on information reported by ceding companies, as discussed above. In order to determine the accuracy and completeness of such information, White Mountains Re underwriters, actuaries, and claims personnel perform audits of certain ceding companies where customary. Generally, ceding company audits are not customary outside the United States. In such cases, White Mountains Re reviews information from ceding companies for unusual or unexpected results. Any material findings are discussed with the ceding companies. White Mountains Re sometimes encounters situations where it is determined that a claim presentation from a ceding company is not in accordance with contract terms.  Most situations are resolved amicably and without the need for litigation or arbitration. However, in the infrequent situations where a resolution is not possible, White Mountains Re will vigorously defend its position in such disputes.

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

Although loss and LAE reserves are initially determined based on underwriting and pricing analyses, White Mountains Re regularly reviews the adequacy of its recorded reserves by using a variety of generally accepted actuarial methods, including historical incurred and paid loss development methods. If actual loss activity differs substantially from expectations, an adjustment to recorded reserves may be warranted. As time passes, loss reserve estimates for a given year will rely more on actual loss activity and historical patterns than on initial assumptions based on pricing indications.

White Mountains Re’s expected annual loss reporting assumptions are updated at least once a year. These assumptions are applied to year-end IBNR to generate expected reported losses for the subsequent year. Interpolation methods are applied to estimate quarterly reported losses, which are then compared to actual reported losses each quarter. Significant differences may result in a change in estimates or a revision in the estimated loss reporting pattern. Expected loss ratios underlying the current accident year are updated quarterly, to reflect new business that is underwritten by the company.

In 2008, White Mountains Re recorded $80 million of adverse loss reserve development, which consisted of $181 million of strengthening of certain of its U.S. casualty reserves and $11 million related to A&E exposures. This adverse development was largely offset by favorable loss reserve development of $85 million, primarily on property lines from prior accident years.

Management commenced a comprehensive loss reserve review in the second quarter of 2008, primarily as a result of $41 million of adverse loss reserve development recorded in the first quarter of 2008 related principally to WMRe America’s construction defect exposed accounts from underwriting years 2001 and prior. The Reserve Review was conducted by management, including internal underwriting, claims and actuarial personnel, with assistance from external consultants. The Reserve Review included all of WMRe America’s non-A&E casualty loss reserves as well as certain lines of business at WMRe Sirius. The Reserve Review resulted in $140 million of additional adverse loss reserve development at WMRe America, partially offset by $85 million of favorable loss reserve development at WMRe Sirius during the second quarter of 2008. The adverse loss reserve development at WMRe America was predominantly attributable to its casualty reinsurance book written in the 1996-2002 underwriting years, whereas the favorable loss reserve development at WMRe Sirius was mainly attributable to its property reinsurance book.

In 2007, White Mountains Re changed its assumptions relating to asbestos reserves, as discussed below in the A&E section. During 2006, White Mountains Re increased its estimate for net losses from hurricanes Katrina, Rita and Wilma by $86 million following the receipt of new claims information from several ceding companies and subsequent reassessment of ultimate loss exposures. The company also entered into an indemnity agreement with Olympus, which resulted in an additional $137 million in losses and LAE. Also in 2006, White Mountains Re increased prior year loss and LAE reserves by $55 million for casualty losses associated with the Risk Capital acquisition, primarily as a result of a detailed study of loss exposure by individual contract. Reserves for underwriting years 2004 and prior were decreased by $46 million at Sirius in 2006, as White Mountains Re has seen lower than expected loss emergence across all lines of business and has reduced IBNR accordingly.

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

The actuarial point estimate is management’s primary consideration in determining its best estimate of loss and LAE reserves. In making its best estimate, management also considers other qualitative factors that may lead to a difference between its best estimate of loss and LAE reserves and the actuarial point estimate. Typically, these factors exist when management and the company’s actuaries conclude that there is insufficient historical incurred and paid loss information or that trends included in the historical incurred and paid loss information are unlikely to repeat in the future. These factors may include, among others, changes in the techniques used to assess underwriting risk, more accurate and detailed levels of data submitted with reinsurance applications, the uncertainty of the current reinsurance pricing environment, the level of inflation in loss costs, changes in ceding company reserving practices, and legal and regulatory developments. At December 31, 2008 and 2007, total carried reserves were 0.4% and 2.9% above the actuarial point estimate. The December 31, 2007 actuarial point estimate was determined prior to the commencement of the Reserve Review, as described above.

The following table illustrates White Mountains Re’s recorded net loss and LAE reserves and high and low estimates for those classes of business for which a range is calculated, at December 31, 2008.

Net loss and LAE reserves by class of business	December 31, 2008
Millions	Low	Recorded	High
Property catastrophe excess	$159	$169.4	$178
Property other	244	273.6	304
Casualty (excluding A&E)	1,031	1,148.2	1,251
Accident & health	82	92.6	103
Agriculture	12	18.0	26
Aviation and space	102	112.8	121
A&E	110	158.6	244
Other	194	216.6	224
Total	$1,934	$2,189.8	$2,451

The probability that ultimate losses will fall outside of the range of estimates by class of business is higher for each class of business individually than it is for the sum of the estimates for all classes taken together due to the effects of diversification. While White Mountains Re has not determined the statistical probability of actual ultimate losses falling within the range, management believes that it is reasonably likely that actual ultimate losses will fall within the ranges noted above because the ranges were developed by using generally accepted actuarial methods. Although management believes reserves for White Mountains Re are reasonably stated, ultimate losses may deviate, perhaps materially, from the recorded reserve amounts and could be above or below the range of actuarial projections.

White Mountains Re A&E Reserves

White Mountains Re’s A&E exposure is primarily from reinsurance contracts written between 1974 through 1985 by companies acquired by WMRe America (MONY Reinsurance Company and Christiania General Insurance Company). The exposures are mostly higher layer excess of loss treaty and facultative coverages with relatively low limits exposed for each claim. WMRe America has a specialized unit that handles claims relating to A&E exposures. The issues presented by these types of claims require specialization, expertise and an awareness of the various trends and developments in relevant jurisdictions. Net incurred loss activity for asbestos and environmental in the last two years was as follows:

Net incurred loss and LAE activity	December 31,
Millions	2008	2007
Asbestos	$10.7	$51.6
Environmental	.7	11.6
Total	$11.4	$63.2

During the fourth quarter of 2007, White Mountains Re completed a detailed, ground-up asbestos exposure study. This study was an update to an analysis first performed in 2005. The study analyzed potential exposure to loss of all insureds that had reported at least $250,000 in losses to WMRe America through reinsurance contracts as of June 30, 2007. This analysis entailed examining total expected asbestos losses and LAE from a variety of information sources, including asbestos studies, data reported to WMRe America and a review of historical public filings. The results of this analysis were compared to WMRe America’s reinsurance contract layers to derive an estimated expected loss. White Mountains Re also analyzed a significant sample of all other insureds that had reported losses of less than $250,000 and extrapolated the sample findings to the entire population.

In addition, WMRe America has received notices of claims from a number of other insureds with reported loss amounts that have not exceeded the attachment points of reinsurance contracts written by WMRe America. Based on the claims activity related to those insureds since the 2005 study, White Mountains Re estimated its exposure to these insureds as well as to insureds that have not reported any claims to date.

In the study, White Mountains Re sought to include adequate provision for future reported claims, premises/operations coverage (in addition to products liability coverage), and future adverse court decisions. To estimate this provision, White Mountains Re measured the changes in individual insured estimates from the 2005 study to the 2007 study to estimate future reported losses. The combined effect of all these estimates resulted in an increase of $52 million on IBNR asbestos losses and LAE in the fourth quarter of 2007. In the third quarter of 2008, White Mountains Re recorded $11 million of IBNR losses and LAE, reflecting an increase in paid losses and LAE observed in that quarter.

In the fourth quarter of 2007, White Mountains Re also reviewed WMRe America’s exposure to environmental losses using industry benchmarks known as “survival ratios”. The survival ratio, computed as a company’s reserves divided by the average of its last three years’ net loss payments, indicates approximately how many more years of payments the current reserves can support, assuming future yearly payments are consistent with the average three-year historical levels. This analysis led to an increase of $11 million in IBNR for environmental losses and LAE in the fourth quarter of 2007.

White Mountains Re’s net reserves for A&E losses were $159 million and $163 million at December 31, 2008 and 2007, respectively. White Mountains Re’s A&E three-year survival ratio was approximately 13 years at both December 31, 2008 and 2007.

The following tables show gross and net loss and LAE payments for A&E exposures for the years ending December 31, 2000 through December 31, 2008:

Millions	Asbestos paid loss and LAE		Environmental paid loss and LAE
Year ended December 31,	Gross	Net	Gross	Net
2000	$4.7	$4.0	$2.3	$1.3
2001	10.5	6.7	1.8	1.6
2002	5.9	4.5	3.2	2.9
2003	10.7	7.4	1.7	1.1
2004	19.3	14.3	1.5	1.4
2005	11.7	12.2	4.8	4.0
2006	9.8	7.9	.6	.5
2007	12.3	10.7	2.0	1.7
2008	19.7	13.8	2.2	1.5

Generally, White Mountains Re sets up claim files for each reported claim by each cedent for each individual insured. In many instances, a single claim notification from a cedent could involve several years and layers of coverage resulting in a file being set up for each involvement. Precautionary claim notices are submitted by the ceding companies in order to preserve their right to pursue coverage under the reinsurance contract. Such notices do not contain an incurred loss amount. Accordingly, an open claim file is not established. As of December 31, 2008, White Mountains Re had approximately 1,213 open claim files for asbestos and 281 open claim files for environmental exposures.

The costs associated with administering the underlying A&E claims by White Mountains Re’s clients tend to be higher than non-A&E claims due to generally higher legal costs incurred by ceding companies in connection with A&E claims ceded to White Mountains Re under the reinsurance contracts.

White Mountains Re A&E Claims Activity

White Mountains Re’s A&E claim activity for the last two years is illustrated in the table below.

	Year ended December 31,
A&E Claims Activity	2008	2007
Asbestos
Total asbestos claims at the beginning of the year	1,198	1,173
Asbestos claims reported during the year	211	223
Asbestos claims closed during the year	(196)	(198)
Total asbestos claims at the end of the year	1,213	1,198
Environmental
Total environmental claims at the beginning of the year	290	512
Environmental claims reported during the year	83	26
Environmental claims closed during the year	(92)	(248)
Total environmental claims at the end of the year	281	290
Total
Total A&E claims at the beginning of the year	1,488	1,685
A&E claims reported during the year	294	249
A&E claims closed during the year	(288)	(446)
Total A&E claims at the end of the year	1,494	1,488

Esurance

Esurance establishes loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred.  The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain.

After reviewing the indications from a variety of commonly accepted actuarial methods, Esurance actuaries select an indicated reserve level for each accident period, which are the primary consideration in determining management’s best estimate of required reserves.  However, in making its best estimate, management also considers other qualitative factors that may lead to a difference between held reserves and actuarially recommended levels.  Such factors may include, among others, improvements in the claims department, regulatory developments, level of inflation in loss costs, and legislative or legal changes.  At December 31, 2008 and 2007, total carried reserves were 3% and 2% above the actuarial point estimate, respectively.

Loss and LAE Reserves by Class of Business

Esurance’s net loss and LAE reserves by class of business at December 31, 2008 and 2007 were as follows:

Net loss and LAE reserves by class of business	December 31, 2008			December 31, 2007
Millions	Case	IBNR	Total	Case	IBNR	Total
Personal auto liability	$181.4	$178.8	$360.2	$157.4	$114.2	$271.6
Personal auto physical damage	20.5	(11.5)	9.0	21.5	(10.0)	11.5
Total	$201.9	$167.3	$369.2	$178.9	$104.2	$283.1

Esurance writes private passenger auto coverages whose risk factors expose its reserves to significant variability. This variability is magnified by the claim-tail, the time lag between when a claim actually occurs and when it is settled.  The claim-tail is typically short for physical damage coverages (usually a few days up to a few months), but it is significantly longer for liability coverages as claims are often settled years after the loss occurs.  This claim-tail differs by state due to varying statutes of limitation.  For example, California has a 2 year statute of limitation, whereas New York allows claims to be reported up to 6 years following the date of loss for various coverages.  These statewide differences in the claim-tail have led to increased uncertainty in establishing loss and LAE reserves as Esurance has experienced significant growth over the years, and the growth rate has not been uniform by state. Esurance’s growth in written premiums, the relatively limited historical experience of Esurance’s current book of business, rapid growth in personnel in the claims department, and case reserving changes by the claims department increase the variability of Esurance’s reserves. The absence of other risk factors from those described above does not imply that additional factors will not be identified in the future as having significant influence on Esurance’s reserves.

The following table illustrates Esurance’s recorded net loss and LAE reserves and high and low estimates at December 31, 2008.

Net loss and LAE reserves by class of business	December 31, 2008
Millions	Low	Recorded	High
Personal auto liability	$307	$360.2	$395
Personal auto physical damage	7	9.0	11
Total	$314	$369.2	$406

The recorded reserves represent management’s best estimate of unpaid loss and LAE by line of business.  Esurance uses the results of several different actuarial methods to develop its estimate of ultimate reserves.  Esurance believes that it is reasonably likely that actual ultimate paid losses will fall within the ranges noted above because the ranges were developed by using several different generally accepted actuarial methods.

2. Fair Value Measurements

General

White Mountains carries certain financial instruments at fair value with changes therein recognized in earnings. Assets and liabilities carried at fair value include substantially all of the investment portfolio; derivative instruments, both exchange traded and over the counter instruments; and reinsurance assumed liabilities associated with variable annuity benefit guarantees. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation of assets and liabilities measured at fair value require management to make estimates and apply judgment to matters that may carry a significant degree of uncertainty. In determining its estimates of fair value, White Mountains uses a variety of valuation approaches and inputs. Inputs used in determining fair value estimates are classified within a hierarchy. Observable inputs in active markets for identical assets are at the top of the hierarchy (“Level 1”), followed by inputs based on observable prices for similar, but not identical assets or on prices in less active markets (“Level 2”) with unobservable inputs, including assumptions that involve a great deal of judgment, being at the bottom of the hierarchy (“Level 3”). Whenever possible, White Mountains estimates fair value using valuation methods that maximize the use of observable prices and other inputs.

Invested Assets

White Mountains’ invested assets measured at fair value include fixed maturity securities, common and preferred equity securities, convertible fixed maturity securities and interests in limited partnerships, hedge funds and private equity investments.

Where available, the estimated fair value of investments is based upon quoted prices in active markets. In circumstances where quoted prices are unavailable, White Mountains uses fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables, and other relevant inputs. Where observable inputs are not available, the estimated fair value is based upon internal pricing models using assumptions that include inputs that may not be observable in the marketplace but which reflect management’s best judgment given the circumstances and consistent with what other market participants would use when pricing such instruments.

The majority of White Mountains’ investments in fixed maturity and equity securities are valued based upon quoted market prices. Investments valued using Level 1 inputs include fixed maturities, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturities including corporate debt, state and other governmental debt, convertible fixed maturity securities and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include White Mountains’ investments in limited partnerships, hedge funds and private equity interests, as well as investments in debt securities, including certain asset-backed securities, where quoted market prices are unavailable.

White Mountains’ investments in debt securities, including asset-backed securities, are generally valued using matrix and other pricing models. Key inputs include benchmark yields, benchmark securities, reported trades, issuer spreads, bids, offers, credit ratings and prepayment speeds.  The fair value of White Mountains’ investments in limited partnerships, hedge funds and private equity interests are based upon White Mountains’ proportionate interest in the underlying partnership’s or fund’s net asset value, which is deemed to approximate fair value. In circumstances where the partnership net asst value is deemed to differ from fair value due to illiquidity or other factors, net asset value is adjusted accordingly. At December 31, 2008 White Mountains did not adjust the net asset values used to determine fair value because an active secondary market for such investments exists.

White Mountains uses brokers and outside pricing services to assist in determining fair values. To validate market prices obtained from outside pricing sources, White Mountains periodically evaluates model pricing methodologies, performs analytical reviews of certain prices and periodically performs back-testing of selected sales activity.

The following table summarizes White Mountains’ fair value measurements for investments at December 31, 2008, by level:

	December 31, 2008
Millions	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturities	$5,480.5	$689.4	$4,634.7	$156.4
Common equity securities	552.7	399.2	40.2	113.3
Convertible fixed maturity investments	308.8	—	308.8	—
Short-term investments	2,244.5	2,244.5	—	—
Other investments(1)	402.4	—	—	402.4
Total investments	$8,988.9	$3,333.1	$4,983.7	$672.1

(1) The fair value of other investments excludes carrying value of $13.8 associated with other investment limited partnerships accounted for using the equity method.

The following table summarizes the changes in White Mountains’ Level 3 fair value measurements for the year ended December 31, 2008:

Millions	Fixed maturities	Common equity securities	Convertible fixed maturities	Other investments	Total
Balance at January 1, 2008	$297.9	$308.6	$23.2	$596.4	$1,226.1
Total realized and unrealized losses	(60.2)	(30.2)	—	(185.2)	(275.6)
Purchases	82.9	14.7	2.8	60.7	161.1
Sales	(126.7)	(29.8)	(23.2)	(121.9)	(301.6)
Transfers in	152.2	47.7	—	52.4	252.3
Transfers out	(189.7)	(197.7)	(2.8)	—	(390.2)
Balance at December 31, 2008	$156.4	$113.3	$—	$402.4	$672.1

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

Symetra Warrants

White Mountains holds warrants to acquire common shares of Symetra. The warrants are recorded at fair value.   White Mountains uses a Black-Scholes valuation model to determine the fair value of the Symetra warrants. The major assumptions used in valuing the Symetra warrants at December 31, 2008 were a risk-free rate of 1.70%, volatility of 25%, an expected life of 5.6 years and a share price of $11.16 per share. Since Symetra’s shares are not publicly traded, the share price is based upon adjusted book value per share, calculated using a book value/price multiple for comparable companies. Adjusted book value per share is a non-GAAP financial measure which is derived by adjusting GAAP book value per share to exclude net unrealized gains (losses) from Symetra’s fixed maturity portfolio. At December 31, 2008, the book value multiple used was 0.80. White Mountains has classified its investment in Symetra warrants as a Level 3 measurement since significant unobservable inputs are used in its fair value estimate.

Valuation of Variable Annuity Reinsurance Liabilities

White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. White Mountains carries the benefit guarantees at fair value. The fair value of the guarantees is estimated using actuarial and capital market assumptions related to the projected cash flows over the term of the reinsurance agreement. The valuation uses assumptions about surrenders/lapse rates, market volatilities and other factors, and includes a risk margin which represents the additional compensation a market participant would require to assume the risks related to the business. The selection of surrender/lapse rates, market volatility assumptions, risk margins and other factors, require the use of significant management judgment. Assumptions regarding policyholder behavior, including surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimate. The cost of reinsuring these benefit guarantees may be greater than expected. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value of the liabilities associated with these guarantees that could materially affect results of operations. All of White Mountains’ variable annuity reinsurance liabilities ($467.1 million) were classified as Level 3 measurements at December 31, 2008.

WM Life Re uses derivative instruments, including put options, interest rate swaps, and futures contracts on major equity indices, currencies and government bonds, to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. The types of inputs used to estimate the fair value of these derivative instruments, with the exception of actuarial assumptions regarding policyholder behavior and risk margins are generally the same as those used to estimate the fair value of the variable annuity liabilities.

The following table summarizes the estimated financial impact on WM Life Re’s derivatives and benefit guarantee liabilities of instantaneous changes in individual market variables as of February 12, 2009. The table below assumes that all other market variables are constant and does not reflect the inter-dependencies between individual variables.

	Equity Market Returns		Foreign Currency Exchange (1)		Interest Rates		Market Volatility(2)
Millions	+20%	-20%	+15%	-15%	+100bps	-100bps	Decrease	Increase
Liabilities	$(90)	$97	$(182)	$222	$(86)	$62	$21	$30
Hedge Assets	(92)	98	(202)	205	(84)	60	(21)	22
Net	$(2)	$1	$20	$(17)	$2	$(2)	$—	$(8)

(1)   Foreign currency exchange rate for Japanese Yen against other currencies increases.

(2)   White Mountains’ sensitivities for market implied volatilities vary by term. For equity implied volatilities, White Mountains changes implied volatilities by 15%, 13%, 11%, 9%, 7%, 7% and 7% for each of the terms to maturity for years one through seven, respectively. For foreign currency implied volatilities, White Mountains changes implied volatilities by 6%, 5.5%, 5%, 4.5%, 4%, 4% and 4% for each of the terms to maturity for years one through seven, respectively.

To test the impact of multiple variables moving simultaneously, White Mountains performs capital market “shock” testing.  The table below summarizes as of February 12, 2009 the estimated financial impact of simultaneous and instantaneous market events.  Unlike the individual sensitivity analyses illustrated above, the analysis in the table below reflects the inter-dependencies between individual variables.

Change in Millions	Down Market	Up Market
Liabilities	$441	$(355)
Hedge Assets	397	(375)
Net	$(43)	$(20)

The “down market” scenario assumes equity indices decrease 20%, foreign currencies depreciate by 15% against the Japanese Yen interest rates decrease by 100bps, and implied market volatility increases as described in footnote 1 to the table above.  The “up market” scenario assumes opposite movements in the same variables. Since these market movements are instantaneous, no hedge rebalancing is assumed in these projections, although rebalancing would be required to remain more fully hedged against changes in liabilities resulting from these market movements.  If the movements occurred over time, rebalancing of hedges would be expected to mitigate a portion of the losses.

WM Life Re projects future surrender rates by year for policies based on a combination of actual experience and expected policyholder behavior.  Actual policyholder behavior, either individually or collectively, may differ from projected behavior as a result of a number of factors such as the level of the account value versus guarantee value and applicable surrender charge, views of the primary insurance company’s financial strength and ability to pay the guarantee at maturity, annuitants’ need for money in a prolonged recession and time remaining to receive the guarantee at maturity.  Policyholder behavior is especially difficult to predict given that WM Life Re’s reinsurance contracts are relatively new and the recent financial turmoil is unprecedented for this type of product in the Japanese market.  Actual policyholder behavior may differ materially from WM Life Re’s projections.

At current account values, WM Life Re’s surrender assumptions vary from 1% in near and final years to 5.5% in middle years when surrender charges are reduced; the average is approximately 2.2% per annum.  The potential increase in the fair value of the liability due to actual surrenders being lower than current actuarial assumptions is as follows:

Millions	Increase in fair value of liability
Decrease 50%	$44
Decrease 100% (to zero surrenders)	$90

The following table summarizes the changes in White Mountains’ variable annuity reinsurance liabilities and derivative contracts for the year ended December 31, 2008:

Millions	(Liabilities) Level 3	Derivative Instruments Level 3(1)	Derivative Instruments Level 2(2)	Derivative Instruments Level 1(3)	Net Assets (Liabilities)
Balance at January 1, 2008	$(12.7)	$38.9	$—	$4.8	$31.0
Cumulative effect adjustment- FAS 157	(.3)	—	—	—	(.3)
Purchases	—	68.7	—	—	68.7
Realized and unrealized gains (losses)	(454.1)	96.5	5.0	138.2	(214.4)
Sales/settlements	—	—	—	(167.9)	(167.9)
Balance at December 31, 2008	$(467.1)	$204.1	$5.0	$(24.9)	$282.9

(1)   Comprises OTC instruments.

(2)   Comprises interest rate swaps. Fair value measurement based upon bid/ask pricing quotes for similar instruments that are actively traded.

(3)   Comprises exchange traded equity index, foreign currency and interest rate futures. Fair value measurements based upon quoted prices for identical instruments that are actively traded.

Weather Risk Management Contracts

All of White Mountains’ weather risk management contracts ($13.1 million) were classified as Level 3 measurements at December 31, 2008. The following table summarizes the changes in White Mountains’ weather risk management contract Level 3 measurements for the year ended December 31, 2008:

	December 31,
Millions	2008	2007
Net liability for weather derivative contracts as of January 1 (1)	$17.9	$12.1
Net consideration received during the period for new contracts	14.4	12.5
Net payments made on contracts settled during the period	(10.8)	(8.7)
Net (decrease) increase in fair value on settled and unsettled contracts	(8.4)	2.0
Net liability for weather derivative contracts as of December 31 (2)	$13.1	$17.9

(1)   Includes unamortized deferred gains of $2.9 and $4.7 as of January 1, 2008 and 2007.

(2)   Includes unamortized deferred gains of $5.1 and $2.9 as of December 31, 2008 and 2007.

3. White Mountains Re Reinsurance Estimates

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

As a result of this time lag in reporting, White Mountains Re estimates a portion of its written premium and related commissions and expenses. Given the nature of White Mountains Re’s business, estimated premium balances, net of related commissions and expenses, comprise a large portion of total premium balances receivable. The estimation process begins by identifying which major accounts have not reported activity at the most recent period end. In general, premium estimates for excess of loss business are based on minimum deposit and premium information included in the contractual terms. For proportional business, White Mountains Re’s estimates are derived from expected premium volume based on contractual terms or ceding company reports and other correspondence and communication with underwriters, intermediaries and ceding companies. Once premium estimates are determined, related commission and expense estimates are derived using contractual terms.

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

The following table summarizes White Mountains Re’s premium estimates and related commissions and expenses:

	December 31, 2008
Millions	Property Catastrophe Excess	Property Other	Casualty	Accident & Health	Agriculture	Aviation & Space	Other	Total
Gross premium estimates	$35.1	$67.4	$33.5	$64.0	$22.4	$50.4	$36.4	$309.2
Net premium estimates	$32.2	$.8	$28.6	$52.0	$22.4	$45.2	$33.3	$214.5
Net commission and expense estimates	4.0	20.4	10.0	21.9	2.6	10.1	10.2	79.2
Net amount included in reinsurance balances receivable	$28.2	$(19.6)	$18.6	$30.1	$19.8	$35.1	$23.1	$135.3

	December 31, 2007
Millions	Property Catastrophe Excess	Property Other	Casualty	Accident & Health	Agriculture	Aviation & Space	Other	Total
Gross premium estimates	$32.1	$78.3	$46.7	$68.9	$69.5	$44.8	$46.7	$387.0
Net premium estimates	$28.4	$13.1	$46.6	$56.2	$69.5	$42.2	$45.3	$301.3
Net commission and expense estimates	3.3	27.4	22.8	23.0	5.6	7.8	12.2	102.1
Net amount included in reinsurance balances receivable	$25.1	$(14.3)	$23.8	$33.2	$63.9	$34.4	$33.1	$199.2

The net amounts recorded in reinsurance balances receivable may not yet be due from the ceding company at the time of the estimate since actual reporting from the ceding company has not yet occurred. Therefore, based on the process described above, White Mountains Re believes all of its estimated balances are collectible, and as such no allowance has been recorded.

4. Reinsurance Transactions

White Mountains’ insurance and reinsurance subsidiaries purchase reinsurance from time to time to protect their businesses from losses due to exposure aggregation, to manage their operating leverage ratios and to limit ultimate losses arising from catastrophic events. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. Amounts related to reinsurance contracts are recorded in accordance with FAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” (“FAS 113”).

In connection with White Mountains’ acquisition of OneBeacon in 2001, Aviva caused OneBeacon to purchase reinsurance contracts with two reinsurance companies rated “AAA” (“Extremely Strong”, the highest of twenty-one ratings) by Standard & Poor’s and “A++” (“Superior”, the highest of fifteen ratings) by A.M. Best. One is a reinsurance cover with NICO which entitles OneBeacon to recover up to $2.5 billion in ultimate loss and LAE incurred related primarily to claims arising from business written by its predecessor prior to 1992 for asbestos claims and 1987 for environmental claims, respectively. As of December 31, 2008, OneBeacon has ceded estimated incurred losses of approximately $2.2 billion to NICO under the NICO Cover. The other contract is a reinsurance cover with GRC for up to $570 million of additional losses on all claims arising from accident years 2000 and prior. As of December 31, 2008, OneBeacon has ceded estimated incurred losses of $550 million to GRC under the GRC Cover. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the acquisition of OneBeacon, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for as a seller guarantee under GAAP in accordance with Emerging Issues Task Force Topic No. D 54. NICO and GRC are wholly-owned subsidiaries of Berkshire.

The collectibility of reinsurance recoverables is subject to the solvency and willingness to pay of the reinsurer. White Mountains is selective in choosing its reinsurers, placing reinsurance principally with those reinsurers with a strong financial condition, industry ratings and underwriting ability. Management monitors the financial condition and ratings of its reinsurers on an ongoing basis. See Note 4—“Third Party Reinsurance” in the accompanying Consolidated Financial Statements for additional information on White Mountains’ reinsurance programs.

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

Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by White Mountains will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, White Mountains or its business or operations. White Mountains assumes no obligation to update publicly any such forward- looking statements, whether as a result of new information, future events or otherwise.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

White Mountains’ consolidated balance sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risk. The term market risk refers to the risk of loss arising from adverse changes in interest rates, credit spreads and other relevant market rates and prices. Due to White Mountains’ sizable balances of fixed maturity investments, market risk can have a significant effect on White Mountains’ consolidated financial position.

Interest Rate Risk

Fixed Maturity Portfolio. In connection with the Company’s consolidated insurance and reinsurance subsidiaries, White Mountains invests in interest rate sensitive securities, primarily debt securities. White Mountains’ strategy is to purchase fixed maturity investments that are attractively priced in relation to perceived credit risks. For the years ended December 31, 2007 and 2006, White Mountains’ fixed maturity investments were held as available for sale in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”), whereby these investments were carried at fair value on the balance sheet with net unrealized gains or losses reported net of tax in a separate component of common shareholders’ equity. Effective January 1, 2008 White Mountains elected FAS 159 with unrealized gains or losses now reported pre-tax in revenues. White Mountains generally manages its interest rate risk associated with its portfolio of fixed maturity investments by monitoring the average duration of the portfolio, which allows White Mountains to achieve an adequate yield without subjecting the portfolio to an unreasonable level of interest rate risk. White Mountains’ fixed maturity portfolio is comprised primarily of investment grade corporate securities (e.g., those receiving an investment grade rating from Standard & Poor’s or Moody’s), U.S. government and agency securities, municipal obligations and mortgage-backed securities.

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

($ in millions)	Fair Value at December 31, 2008	Assumed Change in Relevant Interest Rate	Estimated Fair Value After Change in Interest Rate	After-Tax Increase (Decrease) in Carrying Value
Fixed maturity and convertible fixed maturity investments	$5,789.3	100 bp decrease	$5,898.5	$78.7
		50 bp decrease	5,845.7	41.9
		50 bp increase	5,772.0	(44.5)
		100 bp increase	5,656.7	(90.3)

Pension fixed maturity investments	$55.0	100 bp decrease	$56.3	$.8
		50 bp decrease	55.7	.5
		50 bp increase	54.3	(.5)
		100 bp increase	53.7	(.8)

Long-term obligations. As of December 31, 2008, White Mountains’ interest and dividend bearing long-term obligations consisted primarily of the OBH Senior Notes, WMRe Senior Notes and the WMRe Preference Shares, which have fixed interest and dividend rates. As a result, White Mountains’ exposure to interest rate risk resulting from variable interest rate obligations was limited to the $200 million that it had drawn under the WTM Bank Facility as of December 31, 2008.

The following table summarizes the fair value and carrying value of White Mountains’ financial instruments as of December 31, 2008:

	December 31, 2008
Millions	Fair Value	Carrying Value
OBH Senior Notes	$483.3	$675.1
WMRe Senior Notes	254.0	399.0
WMRe Preference Shares(1)	117.5	250.0

(1)          WMRe Preference Shares are recorded as minority interest.

The fair values of these obligations were estimated by discounting future cash flows using current market rates for similar obligations or using quoted market prices.

Mortgage Note on Real Estate Owned. In December 2005, OneBeacon entered into a $41 million, 18-year mortgage note, which has a variable interest rate based upon the lender’s 30-day LIBOR rate, to purchase land and its U.S. headquarters building in Canton, Massachusetts. As of December 31, 2008, OneBeacon had drawn down the entire $41 million available under the mortgage note. Repayment commenced in January 2009.

Concurrently with entering into the mortgage note, OneBeacon also entered into an interest rate swap to hedge its exposure to variability in the interest rate on the mortgage note. The notional amount of the swap is equal to the debt outstanding on the mortgage note and will be adjusted to match the drawdowns and repayments on the mortgage note so that the principal amount of the mortgage note and the notional amount of the swap are equal at all times. Under the terms of the swap, OneBeacon pays a fixed interest rate of approximately 6% and receives a variable interest rate based on the same LIBOR index used for the mortgage note. As a result, OneBeacon’s exposure to interest rate risk resulting from variable interest rate obligations was insignificant as of December 31, 2008.

Credit Spread Risk

Fixed Maturity Portfolio. White Mountains’ overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to credit risks. Widening and tightening of credit spreads generally translate into decreases and increases in fair values of fixed maturity investments, respectively. The table below summarizes the estimated effects of hypothetical widening and tightening of credit spreads on White Mountains’ fixed maturity and convertible fixed maturity portfolio and fixed maturity and convertible fixed maturity investments in the pension plan.

($ in millions)	Fair Value at December 31, 2008	Assumed Change in Credit Spread	Estimated Fair Value After Change in Credit Spread	After-Tax Increase (Decrease) in Carrying Value
Fixed maturity and convertible fixed maturity investments	$5,789.3	100 bp tighten	$5,916.3	$61.6
		50 bp tighten	5,874.1	32.4
		50 bp widen	5,778.0	(34.4)
		100 bp widen	5,728.8	(68.6)

Pension fixed maturity investments	$55.0	100 bp tighten	$56.0	$.6
		50 bp tighten	55.5	.3
		50 bp widen	54.4	(.4)
		100 bp widen	53.8	(.8)

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

At December 31, 2008, OneBeacon held approximately $84 million in bonds denominated in foreign currencies, mostly denominated in British Pounds and Australian dollars. Assuming a hypothetical 10% increase or decrease in the rate of exchange from the British Pound and Australian dollar to the U.S. dollar as of December 31, 2008, the carrying value of OneBeacon’s foreign currency-denominated bond portfolio would have respectively decreased or increased by approximately $8 million.

The functional currency of WMRe Sirius is the Swedish Krona. Assuming a hypothetical 10% increase or decrease in the rate of exchange from the Swedish Krona to the U.S. dollar as of December 31, 2008, the carrying value of White Mountains’ net assets denominated in Swedish Krona would have respectively decreased or increased by approximately $100 million.

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

Galileo uses value-at-risk (“VaR”) analysis to monitor the risks associated with its weather and weather contingent derivative contracts. VaR is a tool that measures the potential loss that could occur over a defined period of time, calculated at a given statistical confidence level. Galileo’s portfolio VaR analyses are calculated using a Monte Carlo simulation model that uses historical weather data, actual weather data since each contract’s inception, forecasted weather conditions and prevailing market rates as inputs. Galileo performs a VaR analysis for each of its weather portfolios using both a seasonal and 20-day holding period. The average, low and high of amounts for Galileo’s weather portfolio produced by its 20 day VaR analyses performed during the year ended December 31, 2008, calculated at a 99% confidence level, were approximately $3 million, $0, and $7 million, respectively. The average, low and high of amounts produced by Galileo’s 20 day VaR analyses performed during the year ended December 31, 2007, calculated at a 99% confidence level, were approximately $4 million, $1 million, and $9 million, respectively. For weather contingent derivative products, Galileo performs its VaR analyses using a one year holding period. The average, low and high of amounts for Galileo’s weather contingent portfolio produced by its VaR analyses performed during the year ended December 31, 2008, calculated at a 99% confidence level, were approximately $2 million, $0, and $8 million, respectively. The average, low and high of amounts produced by Galileo’s VaR analyses performed during the year ended December 31, 2007, calculated at a 99% confidence level, were approximately $0, $0, and $2 million, respectively.

Variable Annuity Guarantee Risk

White Mountains entered into an agreement to reinsure death and living benefit guarantees associated with certain variable annuities issued in Japan. The reinsurance agreement assumes risk related to a shortfall between the account value and the guaranteed value that must be paid by the ceding company to an annuitant or to an annuitant’s beneficiary in accordance with the underlying annuity contracts. Generally, the liabilities associated with these guarantees increase with declines in the equity markets, interest rates and currencies against the Japanese Yen, as well as with increases in market volatilities. The liability is also affected by annuitant-related actuarial assumptions, including surrender and mortality rates. At December 31, 2008, the total liability for the reinsured variable annuity guarantees was $467 million.

White Mountains purchases derivative instruments, including futures and over-the counter option contracts on interest rates, major equity indices, and foreign currencies, to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. At December 31, 2008, the fair value of these derivative instruments was $184 million.

White Mountains measures its net exposure to changes in relevant interest rates, foreign exchange rates and equity markets on a daily basis and adjusts its economic hedge positions within risk guidelines established by senior management. White Mountains also monitors the effects of annuitant-related experience against actuarial assumptions (including surrender and mortality rates) on a weekly basis and adjusts relevant assumptions and economic hedge positions if required. While White Mountains actively manages its economic hedge positions, several factors, including policyholder behavior and mismatches between underlying variable annuity funds and the hedge indices, may result in economic hedge ineffectiveness. See discussion of fair value measurement of reinsured variable annuity liabilities and derivative instruments and sensitivity analyses of significant inputs in Item 7 — “CRITICAL ACCOUNTING ESTIMATES”.

Item 8.                                   Financial Statements and Supplementary Data

The financial statements and supplementary data have been filed as a part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 107 of this report.

Item 9.                                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                          Controls and Procedures

The Principal Executive Officer (“PEO”) and the Principal Financial Officer (“PFO”) of White Mountains have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2008. Based on that evaluation, the PEO and PFO have concluded that White Mountains’ disclosure controls and procedures are adequate and effective.

The PEO and the PFO of White Mountains have evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008. Based on that evaluation, the PEO and PFO have concluded that White Mountains’ internal control over financial reporting is effective. Management’s annual report on internal control over financial reporting is included on page F-68 of this report. The attestation report on the effectiveness of our internal control over financial reporting by PricewaterhouseCoopers LLP is included on page F-69 of this report.

There has been no change in White Mountains’ internal controls over financial reporting that occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect White Mountains’ internal control over financial reporting.

Item 9B.                          Other Information

None.

PART III

Item 10.                            Directors, Executive Officers and Corporate Governance

Reported under the captions “The Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance—Committees of the Board—Audit Committee” in the Company’s 2009 Proxy Statement, herein incorporated by reference, and under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

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

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors. The procedures for shareholders to nominate directors are reported under the caption “Corporate Governance—Committees of the Board—Nominating and Governance Committee” in the Company’s 2009 Proxy Statement, herein incorporated by reference.

Item 11.                            Executive Compensation

Reported under the captions “Executive Compensation” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in the Company’s 2009 Proxy Statement, herein incorporated by reference.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reported under the captions “Voting Securities and Principal Holders Thereof” and “Equity Compensation Plan Information” in the Company’s 2009 Proxy Statement, herein incorporated by reference.

Item 13.                            Certain Relationships, Related Transactions and Director Independence

Reported under the caption “Transactions with Related Persons, Promoters and Certain Control Persons” and “Corporate Governance—Director Independence” in the Company’s 2009 Proxy Statement, herein incorporated by reference.

Item 14.                            Principal Accountant Fees and Services

Reported under the caption “Principal Accountant Fees and Services” in the Company’s 2009 Proxy Statement, herein incorporated by reference.

PART IV

Item 15.                            Exhibits and Financial Statement Schedules

a.               Documents Filed as Part of the Report

The financial statements and financial statement schedules and reports of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 107 of this report. A listing of exhibits filed as part of the report appear on pages 103 through 105 of this report.

b.               Exhibits

Exhibit number	Name
2	Plan of Reorganization (incorporated by reference herein to the Company’s Registration Statement on S-4 (No. 333-87649) dated September 23, 1999)
3.1	Memorandum of Continuance of the Company (incorporated by reference herein to Exhibit (3)(i) of the Company’s Current Report on Form 8-K dated November 1, 1999)
3.2	Amended and Restated Bye-Laws of the Company (incorporated by reference herein to Exhibit 3(ii) of the Company’s Report on Form 10-Q dated August 1, 2008)
4.2	Form of Senior Indenture (incorporated by reference herein to the Company’s Registration Statement on S-3 (No. 333-88352) dated July 17, 2003)
4.3

Fiscal Agency Agreement between White Mountains Re Group, Ltd. as Issuer and The Bank of New York as Fiscal Agent (incorporated by reference herein to Exhibit 4.1 of the Company’s Report on Form 8-K dated March 14, 2007)

4.4

Certificate of Designation, setting forth the designations, powers, preferences and rights of the WMRe Preference Shares (incorporated by reference herein to Exhibit 3.1 of the Company’s Report on Form 8-K dated May 29, 2007)

10.1

Exchange Agreement dated as of March 8, 2008, by and among Berkshire Hathaway Inc., General Reinsurance Corporation, the Company and Railsplitter Holdings Corporation (incorporated by reference herein to Exhibit 2.1 of the Company’s Report on Form 8-K dated March 10, 2008)

10.2

$475,000,000 Credit Agreement, dated June 19, 2007 among the Company, as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Lender, and the other lenders party hereto.(incorporated by reference herein to Exhibit 10.2 of the Company’s Report on Form 10-Q dated August 2, 2007)

10.2.1

First Amendment to $475,000,000 Credit Agreement, dated June 19, 2007 among the Company, as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Lender, and the other lenders party hereto. (incorporated by reference herein to Exhibit 10.1 of the Company’s Report on Form 10-Q dated August 1, 2008)

10.2.2

Second Amendment to $475,000,000 Credit Agreement, dated June 19, 2007 among the Company, as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Lender, and the other lenders party hereto. (*)

10.2.3

Third Amendment to $475,000,000 Credit Agreement, dated June 19, 2007 among the Company, as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Lender, and the other lenders party hereto. (*)

10.3

Adverse Development Agreement of Reinsurance No. 8888 between Potomac Insurance Company and GRC dated April 13, 2001 (incorporated by reference herein to Exhibit 99(m) of the Company’s Report on Form 8-K dated June 1, 2001)

Exhibit number	Name
10.4

Adverse Development Agreement of Reinsurance between NICO (and certain of its affiliates) and Potomac Insurance Company dated April 13, 2001 and related documents (incorporated by reference herein to Exhibits 99(n), 99(o), 99(p) and 99(q) of the Company’s Report on Form 8-K dated June 1, 2001)

10.5

Master Agreement by and among the Company, OneBeacon and Liberty Mutual including the Liberty RRA and related documents (incorporated by reference herein to Exhibits 99(d), 99(e), 99(f), 99(g) and 99(h) of the Company’s Report on Form 8-K dated November 1, 2001)

10.6

Investment Management Agreement between Prospector Partners, LLC and White Mountains Advisors LLC (incorporated by reference herein to Exhibit 99.1 of the Company’s Report on Form 8-K dated June 20, 2005)

10.7

Amendment to the Investment Management Agreement between Prospector Partners, LLC and White Mountains Advisors, LLC dated February 23, 2006 (incorporated by reference herein to the Company’s Report on Form 8-K dated February 28, 2006)

10.8

Investment Management Agreement between Prospector Partners, LLC and OneBeacon dated November 14, 2006 (incorporated by reference herein to Exhibit 10.11 of the Company’s 2006 Annual Report on Form 10-K)

10.9	Consulting Letter Agreement between Prospector Partners, LLC and White Mountains Advisors LLC (incorporated by reference herein to Exhibit 99.2 of the Company’s Report on Form 8-K dated June 20, 2005)
10.10	Folksamerica Holding Company, Inc. Voluntary Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.14 of the Company’s 2004 Annual Report on Form 10-K)
10.11	Folksamerica Holding Company, Inc. Deferred Benefit Plan (incorporated by reference herein to Exhibit 10.15 of the Company’s 2004 Annual Report on Form 10-K)
10.12	White Mountains Long-Term Incentive Plan (incorporated by reference herein to Exhibit 10.15 of the Company’s 2006 Annual Report on Form 10-K)
10.13	White Mountains Bonus Plan (incorporated by reference herein to Exhibit 10.17 of the Company’s 2004 Annual Report on Form 10-K)
10.14	The Company’s Voluntary Deferred Compensation Plan (incorporated by reference herein to Exhibit 4(c) of the Company’s Report on Form S-8 dated October 19, 1999)
10.15	White Mountains Insurance Group Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.14 of the Company’s 2003 Annual Report on Form 10-K)
10.16	Fund American Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.15 of the Company’s 2003 Annual Report on Form 10-K)
10.17	OneBeacon Performance Unit Plan (incorporated by reference herein to Exhibit 10.20 of the Company’s 2006 Annual Report on Form 10-K)
10.18	OneBeacon Insurance 2006 Management Incentive Plan (incorporated by reference herein to Exhibit 10.21 of the Company’s 2006 Annual Report on Form 10-K)
10.19	OneBeacon Insurance Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.18 of the Company’s 2003 Annual Report on Form 10-K)
10.20	OneBeacon Phantom WTM Share Plan (incorporated by reference herein to Exhibit 10.23 of the Company’s 2006 Annual Report on Form 10-K)
10.21	OneBeacon Long-Term Incentive Plan (incorporated by reference herein to Exhibit 10.24 of the Company’s 2006 Annual Report on Form 10-K)
10.22	OneBeacon Insurance Group, Ltd. Non-Qualified Stock Option Agreement for T. Michael Miller (incorporated by reference herein to Exhibit 10.25 of the Company’s 2006 Annual Report on Form 10-K)
10.23

Amended and Restated Revenue Sharing Agreement among John D. Gillespie, Fund American Companies, Inc. and Folksamerica Reinsurance Company (incorporated by reference herein to Exhibit 10.26 of the Company’s 2004 Annual Report on Form 10-K)

10.24

Nonqualified Stock Option Agreement made as of the 6th day of March 2007, by and between the Company and Raymond Barrette (incorporated by reference herein to Exhibit 99.1 of the Company’s Report on Form 8-K/A dated March 7, 2007)

10.25

Restricted Share Award Agreement made as of the 6th day of March 2007, by and between the Company and Raymond Barrette (incorporated by reference herein to Exhibit 99.2 of the Company’s Report on Form 8-K/A dated March 7, 2007)

11	Statement Re Computation of Per Share Earnings (**)
12	Statement Re Computation of Ratio of Earnings to Fixed Charges (*)
14

The Company’s Code of Business Conduct, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company (incorporated by reference herein to Exhibit 14 of the Company’s 2004 Annual Report on Form 10-K)

21	Subsidiaries of the Registrant (*)
23	Consent of PricewaterhouseCoopers LLP dated February 27, 2009 (*)
24	Powers of Attorney (*)

Exhibit number	Name
31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934 (*)
31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934 (*)
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

(*)	Included herein.
(**)	Not included herein as the information is contained elsewhere within report. See Note 10—“(Loss) Earnings per share” of the accompanying consolidated financial statements.

c.               Financial Statement Schedules

The financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 107 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Date: February 27, 2009	By:	/s/ J. BRIAN PALMER
Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RAYMOND BARRETTE	Chairman, CEO (Principal Executive Officer)	February 26, 2009
Raymond Barrette	and Director

BRUCE R. BERKOWITZ*	Director	February 26, 2009
Bruce R. Berkowitz

YVES BROUILLETTE*	Director	February 26, 2009
Yves Brouillette

HOWARD L. CLARK, JR.*	Director	February 26, 2009
Howard L. Clark, Jr.

ROBERT P. COCHRAN*	Director	February 26, 2009
Robert P. Cochran

MORGAN W. DAVIS*	Director	February 26, 2009
Morgan W. Davis

A. MICHAEL FRINQUELLI*	Director	February 26, 2009
A. Michael Frinquelli

/s/ DAVID T. FOY	Executive Vice President and CFO	February 26, 2009
David T. Foy	(Principal Financial Officer)

GEORGE J. GILLESPIE, III*	Director	February 26, 2009
George J. Gillespie, III

JOHN D. GILLESPIE*	Director	February 26, 2009
John D. Gillespie

EDITH E. HOLIDAY*	Director	February 26, 2009
Edith E. Holiday

/s/ J. BRIAN PALMER	Vice President and Chief Accounting Officer	February 27, 2009
J. Brian Palmer	(Principal Accounting Officer)

LOWNDES A. SMITH*	Director	February 26, 2009
Lowndes A. Smith

ALLAN L. WATERS*	Director	February 26, 2009
Allan L. Waters

By:	/s/ RAYMOND BARRETTE
Raymond Barrette, Attorney-in-Fact

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Index to Consolidated Financial Statements and Financial Statement Schedules

CONSOLIDATED BALANCE SHEETS

	December 31,
Millions, except share and per share amounts	2008	2007
Assets
Fixed maturity investments, at fair value (amortized cost $5,631.6 and $7,312.4)	$5,480.5	$7,371.5
Common equity securities, at fair value (cost $558.4 and $1,319.3)	552.7	1,550.7
Short-term investments, at amortized cost (which approximates fair value)	2,244.5	1,327.3
Other investments (cost $431.2 and $542.9)	416.2	603.3
Convertible fixed maturity investments, at fair value (cost $327.3 and $482.2)	308.8	490.6
Trust account investments, at amortized cost (fair value $— and $307.0)	—	305.6
Total investments	9,002.7	11,649.0
Cash (restricted: $225.7 and $8.5)	409.6	171.3
Reinsurance recoverable on unpaid losses	1,358.8	1,702.9
Reinsurance recoverable on unpaid losses—Berkshire Hathaway Inc.	1,691.6	1,765.0
Reinsurance recoverable on paid losses	47.3	59.5
Insurance and reinsurance premiums receivable	835.7	854.0
Securities lending collateral	220.0	661.6
Funds held by ceding companies	163.3	231.1
Investments in unconsolidated affiliates	116.9	406.3
Deferred acquisition costs	323.0	326.0
Deferred tax asset	724.0	236.6
Ceded unearned premiums	111.3	123.1
Accrued investment income	67.4	83.2
Accounts receivable on unsettled investment sales	78.2	201.1
Other assets	746.0	611.9
Total assets	$15,895.8	$19,082.6
Liabilities
Loss and loss adjustment expense reserves	$7,400.1	$8,062.1
Unearned insurance and reinsurance premiums	1,597.4	1,605.2
Debt	1,362.0	1,192.9
Securities lending payable	234.8	661.6
Deferred tax liability	306.0	353.2
Incentive compensation payable	154.3	224.2
Funds held under reinsurance treaties	79.1	103.0
Ceded reinsurance payable	101.3	101.8
Accounts payable on unsettled investment purchases	7.5	46.4
Other liabilities	1,157.9	873.1
Preferred stock subject to mandatory redemption held by Berkshire Hathaway Inc. (redemption value $— and $300.0)	—	278.3
Total liabilities	12,400.4	13,501.8
Minority interest—OneBeacon, Ltd.	283.5	517.2
Minority interest—WMRe Preference Shares	250.0	250.0
Minority interest—consolidated limited partnerships	63.1	100.2
Total minority interest	596.6	867.4
Common shareholders’ equity
Common shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 8,808,843 and 10,553,572 shares	8.8	10.5
Paid-in surplus	1,419.4	1,680.7
Retained earnings	1,751.9	2,718.5
Accumulated other comprehensive (loss) income, after-tax:
Net unrealized gains on investments	—	208.9
Equity in unrealized losses from investments in unconsolidated affiliates	(198.4)	(1.9)
Net unrealized foreign currency translation (losses) gains	(61.5)	99.3
Other	(21.4)	(2.6)
Total common shareholders’ equity	2,898.8	4,713.4
Total liabilities, minority interest and common shareholders’ equity	$15,895.8	$19,082.6

See Notes to Consolidated Financial Statements including Note 21 for Commitments and Contingencies.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
Millions, except per share amounts	2008	2007	2006
Revenues
Earned insurance and reinsurance premiums	$3,710.0	$3,783.7	$3,712.7
Net investment income	410.3	533.0	435.5
Net realized investment (losses) gains	(568.7)	263.2	272.7
Net unrealized investment losses	(588.4)	—	—
Gain on sale of shares through initial public offering of OneBeacon, Ltd.	—	—	171.3
Other revenue	(7.5)	153.9	202.0
Total revenues	2,955.7	4,733.8	4,794.2
Expenses
Loss and loss adjustment expenses	2,506.4	2,406.4	2,452.7
Insurance and reinsurance acquisition expenses	752.5	776.6	754.8
Other underwriting expenses	466.6	509.0	505.4
General and administrative expenses	237.9	200.5	218.3
Accretion of fair value adjustment to loss and loss adjustment expense reserves	16.9	21.4	24.5
Interest expense on debt	82.1	73.0	50.1
Interest expense—dividends on preferred stock subject to mandatory redemption	11.8	29.3	30.3
Interest expense—accretion on preferred stock subject to mandatory redemption	21.6	36.1	28.3
Total expenses	4,095.8	4,052.3	4,064.4
Pre-tax (loss) income	(1,140.1)	681.5	729.8
Income tax benefit (provision)	498.7	(210.5)	(98.9)
(Loss) income before minority interest, equity in earnings of unconsolidated affiliates and extraordinary item	(641.4)	471.0	630.9
Minority interest	76.1	(93.0)	(16.0)
Equity in earnings of unconsolidated affiliates	5.8	29.4	36.9
(Loss) income before extraordinary item	(559.5)	407.4	651.8
Excess of fair value of acquired net assets over cost	4.2	—	21.4
Net (loss) income	(555.3)	407.4	673.2
Change in net unrealized gains for investments held	—	142.3	155.1
Recognition of net unrealized gains and losses for investments sold	—	(127.1)	(156.0)
Change in equity in net unrealized losses from investments in unconsolidated affiliates	(193.0)	(2.2)	(29.8)
Change in foreign currency translation	(173.7)	62.1	59.0
Net change in minimum pension liability and other	(18.8)	(3.2)	4.6
Comprehensive net (loss) income	$(940.8)	$479.3	$706.1
Basic (loss) earnings per share
(Loss) income before extraordinary item	$(54.96)	$37.96	$60.52
Net (loss) income	(54.54)	37.96	62.51
Diluted (loss) earnings per share
(Loss) income before extraordinary item	$(54.96)	$37.89	$60.33
Net (loss) income	(54.54)	37.89	62.32
Dividends declared and paid per common share	$4.00	$8.00	$8.00

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

Millions	Common shareholders’ equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income (loss), after-tax	Unearned compensation
Balances at January 1, 2006	$3,833.2	$1,727.2	$1,899.8	$208.1	$(1.9)
Cumulative effect adjustment—hybrid instruments	—	—	9.2	(9.2)	—
Cumulative effect adjustment—share-based compensation	—	(1.9)	—	—	1.9
Net income	673.2	—	673.2	—	—
Net change in unrealized investment losses	(30.7)	—	—	(30.7)	—
Net change in foreign currency translation	59.0	—	—	59.0	—
Net change in other	.5	—	—	.5	—
Dividends declared on common shares	(86.2)	—	(86.2)	—	—
Issuances of common shares	.6	.6	—	—	—
Amortization of restricted common share awards	1.6	1.6	—	—	—
Adjustment for initial adoption of FAS 158, net of tax	4.1	—	—	4.1	—
Balances at December 31, 2006	4,455.3	1,727.5	2,496.0	231.8	—
Cumulative effect adjustment—taxes (FIN 48)	.2	—	.2	—	—
Net income	407.4	—	407.4	—	—
Net change in unrealized investment gains	13.0	—	—	13.0	—
Net change in foreign currency translation	62.1	—	—	62.1	—
Net change in other	(3.2)	—	—	(3.2)	—
Dividends declared on common shares	(86.2)	—	(86.2)	—	—
Issuances of common shares	2.2	2.2	—	—	—
Repurchases and retirements of common shares	(148.0)	(49.1)	(98.9)	—	—
Amortization of restricted common share awards	4.6	4.6	—	—	—
Accrued Option expense	6.0	6.0	—	—	—
Balances at December 31, 2007	4,713.4	1,691.2	2,718.5	303.7	—
Cumulative effect adjustment—FAS 157	(.3)	—	(.3)	—	—
Cumulative effect adjustment—FAS 159	—	—	199.6	(199.6)	—
Net loss	(555.3)	—	(555.3)	—	—
Net change in unrealized investment losses	(193.0)	—	—	(193.0)	—
Net change in foreign currency translation	(173.7)	—	—	(173.7)	—
Net change in other	(18.7)	—	—	(18.7)	—
Dividends declared on common shares	(42.3)	—	(42.3)	—	—
Issuances of common shares	8.9	8.9	—	—	—
Repurchases and retirements of common shares	(852.2)	(283.9)	(568.3)	—	—
Amortization of restricted common share awards	5.7	5.7	—	—	—
Accrued option expense	6.3	6.3	—	—	—
Balances at December 31, 2008	$2,898.8	$1,428.2	$1,751.9	$(281.3)	$—

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions	2008	2007	2006
Cash flows from operations:
Net (loss) income	$(555.3)	$407.4	$673.2
Charges (credits) to reconcile net income to net cash used for operations:
Net realized investment losses (gains)	568.7	(263.2)	(272.7)
Net unrealized investment losses	588.4	—	—
Gain on sale of shares through initial public offering of OneBeacon Ltd.	—	—	(171.3)
Excess of fair value of acquired net assets over cost	(4.2)	—	(21.4)
Minority interest	(76.1)	93.0	16.0
Deferred income tax (benefit) provision	(466.9)	65.1	33.2
Undistributed equity in (losses) earnings from unconsolidated affiliates, after-tax	(5.8)	1.8	48.7
Other operating items:
Net change in loss and LAE reserves	(225.3)	(770.3)	(1,300.2)
Net change in reinsurance recoverable on paid and unpaid losses	242.5	659.0	738.2
Net change in funds held by ceding reinsurers	21.6	235.7	177.3
Net change in insurance and reinsurance premiums receivable	(8.1)	50.7	111.1
Net change in unearned insurance and reinsurance premiums	59.9	(5.4)	(4.5)
Net change in ceded unearned premiums	(.6)	(31.2)	118.3
Net change in reserves for structured contracts	(.5)	(146.0)	(77.5)
Net change in other assets and liabilities, net	(49.2)	49.2	27.1
Net cash provided from operations	89.1	345.8	95.5
Cash flows from investing activities:
Net change in short-term investments	(1,005.6)	16.0	(526.2)
Sales of fixed maturity and convertible fixed maturity investments	3,666.4	6,932.1	4,576.2
Maturities, calls and paydowns of fixed maturity and convertible fixed maturity investments	1,418.8	672.5	833.9
Sales of common equity securities and other investments	1,021.5	797.4	819.2
Sales of trust account investments	305.5	33.8	7.1
Sales of consolidated and unconsolidated affiliates, net of cash sold	11.6	90.1	771.4
Sale of Agri renewal rights	—	—	32.0
Purchases of trust account assets	—	—	(344.0)
Purchases of common equity securities and other investments	(636.5)	(1,135.7)	(697.0)
Purchases of fixed maturity and convertible fixed maturity investments	(3,590.0)	(7,430.2)	(5,800.5)
Purchases of consolidated and unconsolidated affiliates, net of cash acquired	(224.3)	(51.6)	(33.0)
Net change in unsettled investment purchases and sales	84.0	(213.0)	36.6
Net acquisitions of property and equipment	(9.6)	(26.2)	(19.8)
Net cash provided from (used for) investing activities	1,041.8	(314.8)	(344.1)
Cash flows from financing activities:
Issuance of WMRe Preference Shares, net of issuance costs	—	246.6	—
Issuance of debt	650.8	394.4	482.4
Repayment of debt	(452.8)	(322.0)	(155.0)
Repurchase of debt	(22.3)	—	—
Redemption of mandatorily redeemable preferred stock	(300.0)	(20.0)	—
Interest rate swap agreements	—	(2.4)	—
Cash dividends paid to the Company’s common shareholders	(42.3)	(86.2)	(86.2)
Cash dividends paid to OneBeacon Ltd.’s minority common shareholders	(69.5)	(23.4)
Cash dividends paid to preferred shareholders	(11.8)	(29.3)	(30.3)
Cash dividends paid on WMRe Preference Shares	(18.8)	(11.3)	—
Company’s Common shares repurchased and retired	(59.3)	(148.0)	—
Cash exchanged with Berkshire Hathaway Inc. for the Company’s common shares	(707.9)	—	—
OneBeacon Ltd. Common shares repurchased and retired	(68.8)	(33.0)	—
Proceeds from issuances of common shares	.6	2.2	.6
Net cash (used for) provided from financing activities	(1,102.1)	(32.4)	211.5
Effect of exchange rate changes on cash	(7.7)	5.2	8.4
Net increase (decrease) in cash during year	21.1	3.8	(28.7)
Cash balance at beginning of year (excludes restricted cash balances of $8.5, $0 and $0)	162.8	159.0	187.7
Cash balance at end of year (excludes restricted cash balances of $225.7, $8.5 and $0)	$183.9	$162.8	$159.0

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

The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of U.S.-based property and casualty insurance companies (collectively “OneBeacon”), most of which operate in a multi-company pool. OneBeacon offers a wide range of specialty, commercial and personal products and services sold primarily through select independent agents and brokers. OneBeacon was acquired by White Mountains in 2001 (the “OneBeacon Acquisition”). During the fourth quarter of 2006, White Mountains sold 27.6 million, or 27.6%, of OneBeacon Ltd.’s common shares in an initial public offering (the “OneBeacon Offering”). At December 31, 2008 and 2007, White Mountains owned 75.5% and 72.9% of OneBeacon Ltd.’s outstanding common shares.

The White Mountains Re segment consists of White Mountains Re Ltd., an exempted Bermuda limited liability company, and its subsidiaries (collectively, “White Mountains Re”).  White Mountains Re offers reinsurance capacity for property, casualty, accident & health, agriculture, aviation and space and certain other exposures on a worldwide basis through its subsidiaries, White Mountains Reinsurance Company of America (“WMRe America”), which was formerly known as Folksamerica Reinsurance Company, Sirius International Insurance Corporation (“WMRe Sirius”), and White Mountains Re Bermuda Ltd. (“WMRe Bermuda”), which was formerly known as Fund American Reinsurance Company, Ltd.  White Mountains Re also provides reinsurance advisory services, specializing primarily in property and other short-tailed lines of reinsurance, through White Mountains Re Underwriting Services Ltd. (“WMRUS”).  White Mountains Re also includes Scandinavian Reinsurance Company, Ltd. (“Scandinavian Re”) which is in run off, and the consolidated results of the Tuckerman Capital II, LP fund (“Tuckerman Fund II”), which was transferred to White Mountains Re from Other Operations, effective June 30, 2008.

The Esurance segment consists of Esurance Holdings, Inc., its subsidiaries and Answer Financial Inc. (“AFI” and, collectively, “Esurance”).  Esurance sells personal auto insurance directly to customers online and through select online agents.  Answer Financial, which White Mountains acquired during 2008 (see Note 2), is a personal insurance agency selling online and in call centers.

White Mountains’ Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), its weather risk management business (“Galileo”), its variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd. (“WM Life Re”), as well as the International American Group, Inc. (the “International American Group”) and various other entities not included in other segments. The International American Group includes American Centennial Insurance Company (“American Centennial”) and British Insurance Company of Cayman (“British Insurance Company”), both of which are in run-off.  On October 31, 2008, in a transaction with Berkshire Hathaway Inc. (“Berkshire”), White Mountains exchanged its ownership interests in Commercial Casualty Insurance Company (“CCIC”) and the International American Group, and $707.9 million in cash for 1,634,921 common shares of White Mountains held by Berkshire (See Note 2).  The Other Operations segment also includes White Mountains’ investments in Lightyear Delos Acquisition Corporation (“Delos”), common shares and warrants to purchase common shares of Symetra Financial Corporation (“Symetra”) and the consolidated results of the Tuckerman Capital, LP fund (“Tuckerman Fund I”) and Tuckerman Fund II until its transfer to White Mountains Re, effective June 30, 2008.

All significant intercompany transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.

Recently Adopted Changes in Accounting Principles

Fair Value Measurements

On January 1, 2008, White Mountains adopted Statement of Financial Accounting Standards (“FAS”) No. 157, Fair Value Measurements (“FAS 157”). FAS 157 provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Under FAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). The Statement establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in FAS 157 prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets or liabilities have the highest priority (“Level 1”), followed by prices determined based on observable inputs including prices for similar but not identical assets or liabilities (“Level 2”) and followed by prices based on assumptions that include significant unobservable inputs, having the lowest priority (“Level 3”).

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

Other investments, which comprise limited partnerships, hedge funds and private equity interests for which the fair value option under FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”), has been elected are carried at fair value based upon White Mountains’ proportionate interest in the underlying partnership’s or fund’s net asset value, which is deemed to approximate fair value. In circumstances where the partnership net asset value is deemed to differ from fair value due to illiquidity or other factors, net asset value is adjusted accordingly.

Where appropriate, assets and liabilities measured at fair value have been adjusted for the effect of counterparty credit risk.

Fair Value Option

On January 1, 2008, White Mountains adopted FAS 159, which allows companies to make an election on an individual instrument basis to report financial assets and liabilities at fair value. The election must be made at the inception of a transaction and may not be reversed. The election may also be made for existing financial assets and liabilities at the time of adoption. White Mountains has made the fair value election for its portfolio of available for sale (“AFS”) securities which were reclassified to trading upon adoption, its investments in convertible bonds, its investments in investment partnerships and for its assumed variable annuity Guaranteed Minimum Death Benefits (“GMDB”) liabilities. Changes in fair value of financial assets and liabilities for which the fair value election has been made are reported pre-tax in revenues.

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

Federal, State and Foreign Income Taxes

On January 1, 2007 White Mountains adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes when the impact of a given tax position should be recognized and how it should be measured. Under the new guidance, recognition is based upon whether or not a company determines that it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. In evaluating the more-likely-than-not recognition threshold, White Mountains must presume that the tax position will be subject to examination by a taxing authority with full knowledge of all relevant information. If the recognition threshold is met, then the tax position is measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement.

In connection with the adoption of FIN 48, White Mountains recognized a $0.2 million decrease in the liability for unrecognized tax benefits, primarily as a result of reductions in its estimates of accrued interest. The effect of adoption has been recorded as an adjustment to opening retained earnings.

Significant Accounting Policies

Investment securities

At December 31, 2008 White Mountains’ invested assets comprise securities and other investments held for general investment purposes.  Until May 31, 2008, White Mountains’ invested assets also included securities held in a segregated trust account established in connection with the OneBeacon Offering to economically defease the $300.0 million mandatorily redeemable preferred stock held by Berkshire (the “Berkshire Preferred Stock”).  The Berkshire Preferred Stock was redeemed in May 2008 using the proceeds from the segregated trust account. The securities held in the segregated trust account were classified as held to maturity and were recorded at amortized cost.

White Mountains’ portfolio of fixed maturity investments and common equity securities held for general investment purposes were classified as AFS for the year ended December 31, 2007. Effective January 1, 2008, upon adoption of FAS 159, the portfolio of fixed maturity investments and common equity securities held for general investment purposes were reclassified as trading.  See Recently Adopted Changes in Accounting Principles section of Note 1 for further discussion. AFS and trading securities are reported at fair value as of the balance sheet date as determined by quoted market prices when available. Net unrealized investment gains and losses on AFS securities were reported net, after-tax, as a separate component of shareholder’s equity with changes therein, net of the effect of adjustments for minority interest and taxes, reported as a component of other comprehensive income. Changes in unrealized gains and losses on trading securities are reported, pre-tax, in revenues. Realized investment gains and losses on AFS and trading securities are calculated using the specific identification method and are reported pre-tax in revenues. Premiums and discounts on all fixed maturity investments are accreted to income over the anticipated life of the investment.

White Mountains owns convertible bonds. The equity conversion option is considered an embedded derivative. For the year ended December 31, 2007, White Mountains accounted for its convertible bonds in accordance with FAS 155, “Accounting for Certain Hybrid Instruments, an amendment to Statements No. 133 and 140” (“FAS 155”). Convertible bonds were recorded at fair value with changes therein recorded as realized investment gains or losses. On January 1, 2008, upon adoption of FAS 159, changes in fair value on convertible bonds are recorded in revenues through unrealized investment gains (losses).

White Mountains has invested in mortgage-backed and asset-backed securities which are carried at fair value within fixed maturity investments.  White Mountains’ investments in debt securities, including asset-backed securities, are generally valued using matrix and other pricing models. Key inputs in a typical valuation are benchmark yields, benchmark securities, reported trades, issuer spreads, bids, offers, credit ratings and prepayment speeds. Income on mortgage-backed and asset-backed securities is recognized using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the estimated economic life is recalculated and the remaining unamortized premium or discount is amortized prospectively over the remaining economic life. At December 31, 2008, the market for White Mountains’ investments in asset-backed securities remained active and accordingly, White Mountains did not adjust the fair value estimates for the effect of illiquidity.

Investment securities are regularly reviewed for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, the financial health of and specific prospects for the issuer and the ability and intent to hold the investment to recovery. Investment losses that are other than temporary are recognized in earnings.

Short-term investments consist of money market funds, certificates of deposit and other securities which mature or become available for use within one year.  Short-term investments are carried at amortized cost, which approximated fair value as of December 31, 2008 and December 31, 2007. Short-term investments held in the segregated trust account were included in the total of investments held in trust.

Investments in limited partnerships

Other investments comprise White Mountains’ investments in limited partnerships, hedge fund and private equity interests. Prior to January 1, 2008, changes in White Mountains’ interest in limited partnerships accounted for using the equity method were included in net realized investment gains and changes in White Mountains’ interest in limited partnerships not accounted for under the equity method were reported, after-tax, as a component of shareholders’ equity, with changes therein reported as a component of other comprehensive income. Effective January 1, 2008, in connection with its adoption of FAS 159 (See Recently Adopted Changes in Accounting Principles section of Note 1 for further discussion) White Mountains made the fair value election for most of its limited partnership investments in hedge funds and private equity interests. For the limited partnership investments for which White Mountains has made the fair value election, changes in fair value are reported in revenues on a pre-tax basis. For those investment limited partnerships for which White Mountains has not made the fair value election, White Mountains continues to account for its interests under the equity method.

Securities lending

White Mountains participates in a securities lending program as a mechanism for generating additional investment income. Under the security lending arrangements, certain securities that White Mountains owns are loaned to other institutions for short periods of time through a lending agent. White Mountains maintains control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the asset. The security lending counterparty is required to provide collateral for the loaned securities, which is then invested by the lending agent. The collateral is required at a rate of 102% of the fair value of the loaned securities, is controlled by the lending agent and may not be sold or re-pledged.  The fair value of the securities lending collateral is recorded as both an asset and liability on the balance sheet, however, other than in the event of default by the borrower, this collateral is not available to White Mountains and will be remitted to the borrower by the lending agent upon the return of the loaned securities. Because of these restrictions, White Mountains considers its securities lending activities to be non-cash transactions. An indemnification agreement with the lending agent protects White Mountains in the event a borrower becomes insolvent or fails to return any of the securities on loan. At December 31, 2008 White Mountains had recorded a liability of $14.8 million for the difference between the fair value of collateral assets held and the amount of the cash collateral it is obligated to return to its security lending counterparties.  At December 31, 2007, the fair value of securities held as collateral exceeded the amounts required to be returned to the security lending counter party by the lending agent upon the return of the loaned securities.

Derivative financial instruments

White Mountains holds a variety of derivative financial instruments for both risk management and investment purposes. White Mountains recognizes all derivatives as either assets or liabilities, measured at fair value, in the consolidated balance sheets.

Warrants

White Mountains holds warrants to acquire common shares of Symetra. During 2007, White Mountains also held warrants to acquire common shares of Montpelier Re. On May 1, 2007 White Mountains sold all of its remaining interest in Montpelier Re. White Mountains also holds warrants that it has received in the restructuring (e.g., securities received from bankruptcy proceedings) of certain of its common equity and/or fixed maturity investments. White Mountains accounts for its investments in warrants in accordance with FAS 133, Accounting for Derivative Instruments and Hedging Activities, as derivatives. The warrants are recorded in investments in unconsolidated affiliates at fair value with changes therein recorded in realized gains or losses in the period in which they occur.

White Mountains uses a Black Scholes valuation model to determine the fair value of the Symetra warrants. The major assumptions used in valuing the Symetra warrants at December 31, 2008 were a risk-free rate of 1.70%, volatility of 25%, an expected life of 5.6 years and a share price of $11.16 per share.  Since Symetra’s shares are not publicly traded, the share price is based upon the relationship of market value per share to book value per share for comparable companies, adjusted to exclude net unrealized gains (losses) from fixed maturities. At December 31, 2008, the book value multiple used was 0.80. White Mountains has classified its investment in Symetra warrants as a Level 3 measurement since significant unobservable inputs are used in its fair value estimate.

Cash flow hedge

Contemporaneously with entering into a variable rate mortgage note, OneBeacon entered into an interest rate swap agreement under which it pays a fixed rate and receives a variable rate to hedge its exposure to interest rate fluctuations. The notional amount of the swap is equal to the outstanding principal of the mortgage note it hedges and is adjusted at the same time as the mortgage note principal changes for drawdowns and repayments. The underlying index used to determine the variable interest paid under the swap is the same as that used for OneBeacon’s variable rate mortgage note. In accordance with FAS 133, OneBeacon has accounted for the swap as a cash flow hedge and has recorded the interest rate swap at fair value on the balance sheet in other assets. Changes in the fair value of the interest rate swap, after tax, are reported as a component of other comprehensive income. OneBeacon monitors continued effectiveness of the hedge by monitoring the changes in the terms of the instruments as described above as compared to the actual changes in principal and notional amount in the mortgage note and interest rate swap.

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

Weather contracts

White Mountains offers weather and weather contingent risk management products through its subsidiary, Galileo. All of Galileo’s products are in the form of derivative financial instruments. Galileo enters into weather and weather contingent derivative contracts with the objective of generating profits in normal climatic conditions. Accordingly, Galileo’s weather and weather contingent derivatives are not designed to meet the GAAP criteria for hedge accounting. The majority of Galileo’s business consists of receiving a payment or premium at the contract inception in exchange for bearing the risk of variations in a quantifiable weather index. Galileo initially recognizes the premium paid or received as an asset or liability, respectively, and recognizes any subsequent changes in fair value, as they occur, in other revenues within the income statement. The fair value for Galileo’s derivative financial contracts are based upon quoted market prices, where available. Where quoted market prices are not available, management uses available market data and internal pricing models based upon consistent statistical methodologies to estimate the fair value. The gain or loss at the inception date for contracts valued based upon internal pricing models are deferred and amortized into income over the period at risk for each underlying contract.

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

If an annuitant dies during the accumulation period of an annuity contract, GMDBs are paid to the annuitant’s beneficiary for shortfalls between accumulated account value at the time of an annuitant’s death and the annuitant’s total deposit, less any living benefit payments or withdrawal payments previously made to the annuitant. For the year ended December 31, 2007 GMDBs were accounted for as life insurance liabilities in accordance with Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”. The life insurance liability for the reinsured GMDB contracts is calculated based on investment returns, mortality, surrender rates and other assumptions and is recognized over the contract period. Effective January 1, 2008 upon adoption of FAS 159, White Mountains elected to measure its GMDB liabilities at fair value.

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

In accordance with FAS 157, WM Life Re has considered the effect of counterparty credit risk in determining the fair value of its derivative contracts and its GMAB and GMDB liabilities for the year ended December 31, 2008.

Cash

Cash includes amounts on hand and demand deposits with banks and other financial institutions. Amounts presented in the statement of cash flows are shown net of balances acquired and sold in the purchase or sale of the Company’s consolidated subsidiaries and exclude changes in amounts of restricted cash. (See Note 9).

Insurance and reinsurance operations

White Mountains accounts for insurance and reinsurance policies that it writes in accordance with FAS No. 60, Accounting and Reporting by Insurance Enterprises (“FAS 60”). Premiums written are recognized as revenues and are earned ratably over the term of the related policy or reinsurance treaty. Unearned premiums represent the portion of premiums written that are applicable to future insurance or reinsurance coverage provided by policies or treaties in force. AutoOne Insurance, which acts as a limited assigned distribution (“LAD”) servicing carrier, enters into contractual arrangements with insurance companies to assume private passenger automobile assigned risk exposures in the state of New York. AutoOne Insurance receives LAD servicing fees for assuming these risks. LAD servicing fees are typically a percentage of the total premiums that AutoOne Insurance must write to fulfill the obligation of the transferor company. LAD servicing carriers may choose to write certain policies voluntarily by taking risks out of the New York Automobile Insurance Plan (“NYAIP”). These policies generate takeout credits which can be “sold” for fees to the transferor company (“takeout fees”). These fees are also typically a percentage of the transferor company’s NYAIP premium assignments. AutoOne Insurance’s LAD servicing and takeout fees are recorded as written premium when billed and are earned ratably over the term of the related policy to which the fee relates.

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

Losses and LAE are charged against income as incurred. Unpaid insurance losses and LAE are based on estimates (generally determined by claims adjusters, legal counsel and actuarial staff) of the ultimate costs of settling claims, including the effects of inflation and other societal and economic factors. Unpaid reinsurance losses and LAE are based primarily on reports received from ceding companies and actuarial projections. Unpaid loss and LAE reserves represent management’s best estimate of ultimate losses and LAE, net of estimated salvage and subrogation recoveries, if applicable. Such estimates are regularly reviewed and updated and any adjustments resulting there from are reflected in current operations. The process of estimating loss and LAE involves a considerable degree of judgment by management and the ultimate amount of expense to be incurred could be considerably greater than or less than the amounts currently reflected in the financial statements.

OneBeacon discounts certain of its long-term workers compensation loss and LAE reserves when such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual claim basis. OneBeacon discounts these reserves using an average discount rate which is determined based on the various assumptions including consideration of when the claims will be settled (5.5% at December 31, 2008 and 2007). As of December 31, 2008 and 2007, the discount on OneBeacon’s workers compensation loss and LAE reserves amounted to $142.1 million and $156.9 million.

In connection with purchase accounting for the OneBeacon Acquisition, White Mountains was required to adjust to fair value OneBeacon’s loss and LAE reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on OneBeacon’s acquired balance sheet as of June 1, 2001. This net reduction to loss and LAE reserves of $300.0 million is being accreted through an income statement charge ratably with and over the period the claims are settled. (See Note 3).

In connection with purchase accounting for WMRe Sirius, White Mountains was required to adjust to fair value the loss and LAE reserves on WMRe Sirius’ acquired balance sheet by $58.1 million. This fair value adjustment is being accreted through an income statement charge ratably with and over the period the claims are settled. (See Note 3).

White Mountains’ insurance and reinsurance subsidiaries enter into ceded reinsurance contracts from time to time to protect their businesses from losses due to concentration of risk, to manage their operating leverage ratios and to limit losses arising from catastrophic events. Such reinsurance contracts are executed through excess of loss treaties and catastrophe contracts under which the reinsurer indemnifies for a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. White Mountains has also entered into quota share treaties with reinsurers under which all risks meeting prescribed criteria are covered on a pro-rata basis. The amount of each risk ceded by White Mountains is subject to maximum limits which vary by line of business and type of coverage. Amounts related to reinsurance contracts are recorded in accordance with FAS 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts and Emerging Issues Task Force Topic No. D-54, as applicable.

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. The collectability of reinsurance recoverables is subject to the solvency of the reinsurers. White Mountains is selective in regard to its reinsurers, principally placing reinsurance with those reinsurers with a strong financial condition, industry ratings and underwriting ability. Management monitors the financial condition and ratings of its reinsurers on an ongoing basis.

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

Mandatory Shared Market Mechanisms

As a condition to its licenses to do business in certain states, White Mountains’ insurance operations must participate in various mandatory shared market mechanisms commonly referred to as “residual” or “involuntary” markets. These markets generally consist of risks considered to be undesirable from a standard or routine underwriting perspective. Each state dictates the levels of insurance coverage that are mandatorily assigned to participating insurers within these markets. The total amount of such business an insurer must accept in a particular state is generally based on that insurer’s market share of voluntary business written within that state. In certain cases, White Mountains is obligated to write business from shared market mechanisms at a future date based on its historical market share of all voluntary policies written within that state. Involuntary business generated from mandatory shared market mechanisms is accounted for in accordance with FAS 60 or as assumed reinsurance under FAS 113 depending upon the structure of the mechanism.

OneBeacon’s market assignments are typically required to be written in the current period, however, in certain cases OneBeacon is required to accept policy assignments at a future date. OneBeacon’s residual market assignments to be written in the future primarily relate to private passenger automobile assigned risk exposures within the State of New York where several of OneBeacon’s insurance subsidiaries write voluntary automobile insurance. The share of involuntary written premium for policies assigned by the NYAIP to a particular insurer in a given year is based on the proportion of the total voluntary writings in New York two years prior. Anticipated losses associated with future market assignments are recognized in accordance with FAS No. 5, Accounting for Contingencies, when the amount of such anticipated losses is determined to be probable and can be reasonably estimated.

Insurance-Related Assessments

Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. In accordance with Statement of Position 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments, White Mountains’ insurance subsidiaries record guaranty fund assessments when it is probable that an assessment will be made and the amount can be reasonably estimated.

Reserves for Structured Contracts

The reserve for structured contracts represents deposit liabilities for reinsurance contracts that do not satisfy the conditions for reinsurance accounting established in FAS 113.

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

Deferred Software Costs

White Mountains capitalizes costs related to computer software developed for internal use during the application development stage of software development projects in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs generally consist of certain external, payroll and payroll-related costs. White Mountains begins amortization of these costs once the project is completed and ready for its intended use. Amortization is on a straight-line basis and over a useful life of three to five years. At December 31, 2008 and 2007, White Mountains had unamortized deferred software costs of $35.7 million and $40.4 million.

Federal and foreign income taxes

The majority of White Mountains’ subsidiaries file consolidated tax returns in the United States. Income earned or losses generated by companies outside the United States are generally subject to an overall effective tax rate lower than that imposed by the United States.

Deferred tax assets and liabilities are recorded when a difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes exists, and for other temporary differences as defined by FAS No. 109, Accounting for Income Taxes. The deferred tax asset or liability is recorded based on tax rates expected to be in effect when the difference reverses. The deferred tax asset is recognized when it is more likely than not that it will be realized.

Foreign currency exchange

The U.S. dollar is the functional currency for all of the Company’s businesses except for WMRe Sirius, the foreign reinsurance operations of WMRe America and certain other smaller international activities.  The national currencies of the subsidiaries are their functional currencies since their business is primarily transacted in such local currency. White Mountains also invests in securities denominated in foreign currencies. Assets and liabilities recorded in these foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are converted using the average exchange rates for the period. Net foreign exchange gains and losses arising from the translation are generally reported in shareholders’ equity, in accumulated other comprehensive income or loss, net of tax.

Assets and liabilities relating to foreign operations are translated into the functional currency using current exchange rates; revenues and expenses are translated into the functional currency using the exchange rate on the transaction day. The resulting exchange gains and losses are reported as a component of net income in the period in which they arise. As of December 31, 2008 and 2007, White Mountains had an after-tax unrealized foreign currency translation (loss) gain of $(61.5) million, net of minority interest of $0.1 million, and $99.3 million, net of minority interest of $(0.1) million, respectively, recorded on its consolidated balance sheet.

The following rates of exchange for the U.S. dollar have been used for the most significant operations:

Currency	Opening Rate 2008	Closing Rate 2008	Opening Rate 2007	Closing Rate 2007
Swedish Krona	6.4304	7.7831	6.8640	6.4304
British Pound	.4999	.6829	.5088	.4999
Canadian Dollar	.9792	1.2202	1.1603	.9792

Mandatorily Redeemable Preferred Stock

White Mountains has two classes of mandatorily redeemable preferred stock of subsidiaries which are considered non-controlling interests and have been recorded as liabilities at their historical carrying values. Dividends and accretion on White Mountains’ mandatorily redeemable preferred stock have been recorded as interest expense. (See Note 13).

Minority Interest

Minority interests consist of the ownership interests of non-controlling shareholders in consolidated subsidiaries, and are presented separately on the balance sheet. The portion of comprehensive income attributable to minority interests is presented net of related income taxes in the statement of operations and comprehensive income. The change in unrealized investment gains (losses) prior to the January 1, 2008 adoption of FAS 159, foreign currency translation and the change in the fair value of the interest rate swap to hedge OneBeacon’s exposure to variability in the interest rate on its mortgage note are presented in accumulated other comprehensive income net of minority interest.  The percentage of the non-controlling shareholders’ ownership interest in OneBeacon Ltd. at December 31, 2008 and December 31, 2007 was 24.5% and 27.1%.

White Mountains began to present minority interest subsequent to the OneBeacon Offering. The portion of income attributable to minority interest in certain limited partnership investments has been reclassified to conform with the presentation of the minority interest in OneBeacon Ltd.

On May 24, 2007, White Mountains Re Group, Ltd. (“WMRe Group”), an intermediate holding company of White Mountains Re, issued 250,000 non-cumulative perpetual preference shares with a $1,000 per share liquidation preference (“the WMRe Preference Shares”). Proceeds of $245.7 million, net of $4.3 million of issuance costs and commissions, were received from the issuance. These shares were issued in an offering that was exempt from the registration requirements of the Securities Act of 1933. Holders of the WMRe Preference Shares receive dividends on a non-cumulative basis when and if declared by WMRe Group. The holders of the WMRe Preference Shares have the right to elect two directors to WMRe Group’s board in the event of non-payment of dividends for six quarterly dividend periods. The right ceases upon the payment of dividends for four quarterly periods or the redemption of the WMRe Preference Shares. In addition, WMRe Group may not declare or pay dividends on its common shares (other than stock dividends and dividends paid for purposes of any employee benefit plans of WMRe Group and its subsidiaries) unless it is current on its most recent dividend period. The dividend rate is fixed at an annual rate of 7.506% until June 30, 2017. After June 30, 2017, the dividend rate will be paid at a floating annual rate, equal to the greater of 3 month LIBOR plus 3.20% or 7.506%. The WMRe Preference Shares are redeemable solely at the discretion of WMRe Group on or after June 30, 2017 at their liquidation preference of $1,000 per share, plus any declared but unpaid dividends. Prior to June 30, 2017, WMRe Group may elect to redeem the WMRe Preference Shares at an amount equal to the greater of 1) the aggregate liquidation preference of the shares to be redeemed and 2) the sum of the present values of the aggregate liquidation preference of the shares to be redeemed and the remaining scheduled dividend payments on the shares to be redeemed (excluding June 30, 2017), discounted to the redemption date on a semi-annual basis at a rate equal to the rate on a comparable treasury issue, plus 45 basis points. In the event of liquidation of WMRe Group, the holders of the WMRe Preference Shares would have preference over the common shareholders and would receive a distribution equal to the liquidation preference per share, subject to availability of funds. The WMRe Preference Shares and dividends thereon are included in minority interest on the balance sheet and as minority interest expense on the statement of income and comprehensive income.

At June 30, 2008, White Mountains owned 68.9% of AFI, while the non-controlling shareholders of AFI held 31.1% of its common equity shares and a $29.6 million Secured Senior Note from AFI (see Note 2). On July 30, 2008, White Mountains acquired the remaining equity and debt interests in AFI from the minority owner (see Note 2).

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

In accordance with FIN 46R, Consolidation of Variable Interest Entities (“FIN 46R”), White Mountains consolidates VIEs for which it is the primary beneficiary. White Mountains determines whether or not it is the primary beneficiary of a VIE by first performing a qualitative analysis of the VIE that includes a review of, among other factors, its capital structure, contractual terms, which interest creates or absorbs variability, related party relationships and the design of the VIE. Where qualitative analysis is not conclusive, White Mountains performs a quantitative analysis to calculate whether White Mountains’ financial interest in the VIE is large enough to absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected returns, or both.

Recent Accounting Pronouncements

Derivatives Disclosures

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FAS 133 (“FAS 161”). FAS 161 requires companies that use derivatives to provide expanded qualitative and quantitative information about their use of derivative instruments, including the objectives and strategies for using derivatives, details of credit-risk related contingent features, the amounts of derivatives used, where they have been reported in the financial statements and the effect of such instruments on a company’s financial position, results of operations and cash flows. FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early adoption encouraged. White Mountains plans to adopt FAS 161 January 1, 2009.

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

Business Combinations and Non-controlling interests

In December 2007, the FASB issued FAS 141 (Revised 2007), Business Combinations (“FAS 141R”) and FAS 160, Noncontrolling Interests—an amendment to ARB 51. FAS 141R and FAS 160 are effective for fiscal years beginning after December 15, 2008. White Mountains is in the process of evaluating the potential effect of adoption. FAS 141R requires the acquiring company to recognize all assets acquired and liabilities assumed at their fair values at the acquisition date, with certain exceptions. This represents a basic change in approach from the old cost allocation method originally described in FAS 141. In addition, FAS 141R changes the accounting for step acquisitions since it requires recognition of all assets acquired and liabilities assumed, regardless of the acquirer’s percentage of ownership in the acquired company. This means that the acquirer will measure and recognize all of the assets, liabilities and goodwill, not just the acquirer’s share. Assets and liabilities arising from contractual contingencies are to be recognized at the acquisition date, at fair value. Non-contractual contingencies are to be recognized when it is more likely than not that they meet the FASB Statement of Financial Accounting Concepts No. 6, Elements of Financial Statements, criteria for an asset or liability. Acquisition related costs, such as legal fees and due diligence costs would be expensed and would not be recognized as part of goodwill. Changes in the amount of deferred taxes arising from a business combination are to be recognized in either income or through a change in contributed capital, depending on the circumstances. Previously under FAS No. 109, Accounting for Income Taxes, such changes were recognized through goodwill. The classification of insurance and reinsurance contracts are re-evaluated at the acquisition date only if their terms were changed in connection with the acquisition.

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

On October 31, 2008 under the terms of the agreement, Berkshire exchanged substantially all of its 16.3% stake in White Mountains (1,634,921 of its 1,724,200 common shares) for 100% of a White Mountains subsidiary, which held Commercial Casualty Insurance Company (“CCIC”), International American Group, and $707.9 million in cash. White Mountains recognized a pre-tax gain of $25.8 million related to the disposition of CICC and International American Group in the exchange.

Answer Financial

During the first quarter of 2008, White Mountains acquired 42% of the outstanding debt and equity of AFI, an online personal insurance agency, for $30.2 million. White Mountains also contributed an additional $2.6 million to AFI during the first quarter of 2008 and accounted for its investment in AFI under the equity method.

On April 1, 2008, AFI emerged from a pre-packaged bankruptcy reorganization.  In the reorganization, the debt held by White Mountains was exchanged for additional shares of common equity, thus increasing White Mountains’ ownership share to 68.9%.  Effective April 1, 2008, White Mountains accounts for its investment in AFI as a consolidated subsidiary.  In connection with the reorganization, which was accounted for as an acquisition under the purchase method of accounting, White Mountains recorded the identifiable assets and liabilities of AFI at their fair values as of April 1, 2008. Significant assets and liabilities acquired included cash of $9.4 million, debt of $29.6 million, accrued liabilities of $7.5 million and a deferred tax asset of $64.2 million, which was offset by a full valuation allowance prior to purchase accounting adjustments.  After allocating the purchase price to identifiable tangible assets and liabilities, White Mountains also recorded adjustments to allocate the remaining acquisition cost, consisting of a $53.2 million intangible asset related to the value of business in force at the acquisition date, an adjustment to property and equipment of $4.0 million to reflect the fair value of AFI’s information technology infrastructure, and a related deferred tax liability of $20.0 million.  Upon recording the deferred tax liability, the valuation allowance was reduced by $20.0 million resulting in a valuation allowance of $44.2 million and a deferred tax asset of $20.0 million.

On July 30, 2008, White Mountains acquired the remaining equity and debt interests from the minority owner of AFI for $44.4 million.  In connection with the acquisition, White Mountains repaid the AFI note of $29.6 million. White Mountains recorded the identifiable assets and liabilities of AFI at their fair values as of July 30, 2008. Significant assets and liabilities acquired included cash of $1.3 million, accrued liabilities of $1.9 million and a deferred tax asset of $5.1 million, which was offset by a full valuation allowance prior to purchase accounting adjustments. After allocating the purchase price to identifiable tangible assets and liabilities, White Mountains also recorded adjustments to allocate the remaining acquisition cost consisting of a $12.9 million intangible asset related to the value of business in force at acquisition date, an adjustment to property and equipment of $1.8 million to reflect the fair value of AFI’s information technology infrastructure and a related deferred tax liability of $5.1 million.

The intangible asset associated with the acquired business in force is being amortized over an 8-year period, consistent with the expected term of the related business in force.  For the year ended December 31, 2008, White Mountains recognized $14.7 million of amortization expense related to the intangible asset associated with the acquired business in force.  The purchase adjustment related to the information technology infrastructure is being amortized over a 3-year period, consistent with White Mountains’ amortization period for similar assets.  For the year ended December 31, 2008, White Mountains recognized $1.3 million of amortization expense related to AFI’s information technology infrastructure.

Helicon

On January 7, 2008, White Mountains Re acquired Helicon Re Holdings, Ltd. for approximately $150.2 million, which resulted in the recognition of an extraordinary gain of $4.2 million.  Helicon Re Holdings, Ltd. is the parent of Helicon Reinsurance Company, Ltd. (“Helicon”), which in 2006 and 2007 provided quota share retrocessional coverage to White Mountains Re.

Share Repurchase

White Mountains’ Board of Directors on November 17, 2006 authorized the Company to repurchase up to 1 million of its common shares, from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. Since the inception of the program, the Company has repurchased and retired 420,611 common shares for $201.3 million. During 2008, excluding the share exchange agreement with Berkshire, the Company repurchased 129,770 shares under the plan for $55.9 million. On October 26, 2007, White Mountains repurchased 282,341 of its common shares for $500 per share, or $141.2 million, in a transaction with an institutional investor. In November 2007, 8,500 shares were repurchased for $4.2 million from another institutional investor.

Other Acquisitions and Dispositions

On October 1, 2007, substantially all of the assets and liabilities of Stockbridge Insurance Company were transferred to WMRe America through a Transfer and Assumption Agreement (the “Portfolio Transfer”). As a result of the Portfolio Transfer, Stockbridge was left with minimum capital and surplus to maintain its licenses. During the fourth quarter of 2007, White Mountains Re sold its 100% ownership interest in Stockbridge for approximately $26.2 million and recognized a $10.0 million pre-tax gain on the sale through other revenues.

During the third quarter 2007, OneBeacon sold one of its inactive licensed subsidiaries, American Employers’ Insurance Company, to a third party for $47.7 million in cash and recorded a pre-tax gain of $11.3 million.

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

OneBeacon:

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

White Mountains Re:

White Mountains Re establishes loss reserves based on an actuarial point estimate, which is management’s primary consideration in determining its best estimate of loss and LAE reserves. This “actuarial point estimate” is derived from a combination of generally accepted actuarial methods. In making its best estimate, management also considers other qualitative factors that may lead to a difference between its best estimate of loss and LAE reserves and the actuarial point estimate. Typically, these factors exist when management and the company’s actuaries conclude that there is insufficient historical incurred and paid loss information or that the trends included in the historical incurred and paid loss information are unlikely to repeat in the future. These factors may include, among others, changes in the techniques used to assess underwriting risk, more accurate and detailed levels of data submitted with reinsurance applications, the uncertainty of the current reinsurance pricing environment, the level of inflation in loss costs, changes in ceding company reserving practices, and legal and regulatory developments. For current accident year business, the estimate is based on an expected loss ratio method. The parameters underlying this method are developed during the underwriting and pricing process. Loss ratio expectations are derived for each contract and these are aggregated by class of business and type of contract. These loss ratios are then applied to the actual earned premiums by class and type of business to estimate ultimate losses. Paid losses are deducted to determine loss and LAE reserves.

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

Loss and loss adjustment expense reserve summary

The following table summarizes the loss and LAE reserve activities of White Mountains’ insurance and reinsurance subsidiaries for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
Millions	2008	2007	2006
Gross beginning balance	$8,062.1	$8,777.2	$10,231.2
Less beginning reinsurance recoverable on unpaid losses	(3,467.9)	(4,015.7)	(5,025.7)
Net loss and LAE reserves	4,594.2	4,761.5	5,205.5

Loss and LAE reserves sold—CCIC	(109.6)	—	—
Loss and LAE reserves sold—IAG	(14.4)	—	—
Loss and LAE reserves sold—Sirius America	—	—	(124.1)
Loss and LAE reserves acquired—Helicon	13.7	—	—
Loss and LAE reserves acquired—Stockbridge(1)	—	—	38.3

Losses and LAE incurred relating to:
Current year losses	2,485.2	2,392.8	2,208.7
Prior year losses	21.2	13.6	244.0
Total incurred losses and LAE	2,506.4	2,406.4	2,452.7

Net change in loss reserves—Sierra Insurance Group(2)	—	(9.1)	—
Accretion of fair value adjustment to net loss and LAE reserves	16.9	21.4	24.5
Foreign currency translation adjustment to net loss and LAE reserves	(21.1)	39.7	35.2

Loss and LAE paid relating to:
Current year losses	(1,039.8)	(1,080.6)	(845.5)
Prior year losses	(1,596.6)	(1,545.1)	(2,025.1)
Total loss and LAE payments	(2,636.4)	(2,625.7)	(2,870.6)

Net ending balance	4,349.7	4,594.2	4,761.5
Plus ending reinsurance recoverable on unpaid losses	3,050.4	3,467.9	4,015.7
Gross ending balance	$7,400.1	$8,062.1	$8,777.2

(1)          Reinsurance recoverables on unpaid losses acquired in the Stockbridge acquisition totaled $52.9.

(2)          During 2007, White Mountains Re recorded $9.1 of favorable development on its workers compensation reserves relating to its Sierra Insurance Group acquisition. This loss and LAE development was offset in incurred losses and LAE dollar-for-dollar by a change in the principal amount of the adjustable note that White Mountains Re issued as part of the financing of that acquisition (See Note 6).

Loss and LAE development—2008

During the year ended December 31, 2008, White Mountains experienced $21.2 million of net adverse loss reserve development, which consisted primarily of $79.9 million of net adverse loss reserve development at White Mountains Re, partially offset by $62.0 million of favorable loss reserve development at OneBeacon.  Esurance had net adverse loss reserve development of $4.9 million and the Other Operations segment had net favorable loss reserve development of $1.6 million.

White Mountains Re’s net adverse loss reserve development in 2008 primarily resulted from a comprehensive loss reserve review performed in the second quarter of 2008, as described below, and $40.5 million of construction defect losses from accident years 2001 and prior recorded in the first quarter of 2008, offset by net favorable loss reserve development from recent accident years.

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

OneBeacon’s favorable loss reserve development in 2008 was primarily related to lower than expected severity on non-catastrophe losses in professional liability in specialty lines and package business in commercial lines partially offset by adverse loss reserve development at AutoOne and in run-off.

Specifically, at December 31, 2007, OneBeacon had revised its expectations downward with respect to future loss emergence in the professional liability business, which is included in the general liability line of business, which had initially been based on market analysis when this business was initiated in 2002 and 2003. However, during 2008, losses continued to be significantly lower than these revised expectations. As a result, OneBeacon lowered its selected reserves on the earliest years which affected more recent years as total loss expectations for those years are based in part on prior years’ results. The impact of this revised estimate was a decrease to professional liability reserves of $50.5 million.

At December 31, 2007, OneBeacon had estimated that future payments from personal injury protection (“PIP”) litigation from OneBeacon’s NYAIP business would be approximately $14.0 million.  During 2008, the legal expenses related to this litigation were higher than expected as the 2002 accident year neared conclusion.  As a result, OneBeacon increased estimates of all accident years for NYAIP and other similar business in New York.  The total increase in estimate was $10.8 million.

At December 31, 2007, based on actuarial techniques described above, OneBeacon estimated that IBNR related to multiple peril liability was $137.0 million, or approximately 64% of case reserves of $212.8 million for 2002 and subsequent accident years. During 2008, case incurred loss and allocated LAE (“ALAE”) was $16.2 million, which was less than expected for this line of business. As a result of the lower than expected case incurred loss and ALAE during 2008, the actuarial methods based on case incurred losses produced lower estimated ultimate losses for these accident years. As a result, at December 31, 2008, the IBNR was determined to be $86.9 million, or approximately 64% of the remaining case reserves. The impact of this revised estimate was a decrease to multiple peril liability reserves of $33.8 million.

At December 31, 2007, based on actuarial techniques described above, OneBeacon estimated that IBNR related to workers compensation was $41.1 million, or approximately 96% of case reserves of $43.0 million for 2005 and subsequent accident years. During 2008, case incurred loss and ALAE was $20.2 million, which was greater than expected for this line of business. As a result of the higher than expected case incurred loss and ALAE during 2008, the actuarial methods based on case incurred losses produced higher estimated ultimate losses for these accident years. As a result, at December 31, 2008, the IBNR was determined to be $34.8 million, or approximately 81% of the remaining case reserves. The impact of this revised estimate was an increase to workers compensation reserves of $13.9 million.

In addition to the development described for the lines of business above, OneBeacon also recorded a $2.4 million net decrease in IBNR in other lines of business as a result of its review of loss reserves at December 31, 2008. The change in IBNR for each other line of business was not individually significant.

Loss and LAE development—2007

During the year ended December 31, 2007, White Mountains experienced $13.6 million of net adverse loss reserve development. Esurance had net adverse loss reserve development of $29.6 million that primarily related to bodily injury claims from prior accident years. White Mountains Re had net adverse loss reserve development of $39.1 million that primarily related to an increase in asbestos and environmental related exposures offset by favorable loss reserve development in property lines. The Other Operations segment had net favorable loss reserve development of $6.8 million primarily due to the settlement of a large claim at British Insurance Company.

OneBeacon experienced $48.3 million of favorable development on prior accident year loss reserves that was primarily related to lower than expected frequency for professional liability in specialty lines and lower than expected severity for automobile liability in personal lines, offset by adverse development for multiple peril and workers compensation, primarily for accident years 2001 and prior.

Specifically, at December 31, 2006, OneBeacon continued to expect losses to emerge in the professional liability business, which is included in the general liability line of business, in line with initial expectations based on market analysis when this business was initiated in 2002 and 2003. During 2007, losses continued to be significantly lower than initial expectations. As a result, OneBeacon lowered its selected reserves on the earliest years which affected more recent years as total loss expectations for those years are based in part on prior years’ results.  The impact of this revised estimate was a decrease to professional liability reserves of $79.6 million.

At December 31, 2006, based on actuarial techniques described above, OneBeacon estimated that IBNR related to personal automobile liability was $137.6 million, or approximately 49% of case reserves of $278.7 million for 2002 and subsequent accident years. During 2007, case incurred loss and allocated LAE (“ALAE”) was $38.4 million, which was less than expected for this relatively short-tail line of business. At December 31, 2007, based on actuarial techniques described above, OneBeacon estimated that IBNR was $66.1 million, or approximately 49% of the remaining case reserves.  The actuarial methods that OneBeacon relied upon to estimate IBNR at December 31, 2007 were similar to those used at December 31, 2006.  The impact of this revised estimate was a decrease to personal automobile liability reserves of $33.0 million.

At December 31, 2006, based on actuarial techniques described above, OneBeacon estimated that IBNR related to workers compensation and multiple peril liability was $95.6 million, or approximately 15% of case reserves of $621.5 million for 2001 and prior accident years. During 2007, case incurred loss and ALAE was $44.7 million, which was greater than expected for these long-tail lines of business. As a result of the higher than expected case incurred loss and ALAE during 2007, OneBeacon gave greater weight to actuarial techniques that are based on historical incurred loss development during its review of loss reserves at December 31, 2007.  As a result, at December 31, 2007, the IBNR was determined to be $149.4 million, or approximately 28% of the remaining case reserves.  The impact of this revised estimate was an increase to workers compensation and multiple peril liability reserves of $98.5 million.

In addition to the development described for the lines of business above, OneBeacon also recorded a $34.2 million net decrease in IBNR in other lines of business as a result of its review loss reserves at December 31, 2007.  The change in IBNR for each other line of business was not individually significant.

Loss and LAE development—2006

During the year ended December 31, 2006, White Mountains experienced $244.0 million of adverse loss reserve development, of which $218.0 million was experienced by White Mountains Re and $22.9 million was experienced by OneBeacon. The adverse loss reserve development was primarily related to loss and LAE reserves previously established for Katrina, Rita and Wilma.

During 2006, following the receipt of new claims information reported from several ceding companies and subsequent reassessment of the ultimate loss exposures, White Mountains Re increased its gross loss estimates for hurricanes Katrina, Rita and Wilma by $201 million.

The vast majority of the newly reported claims were on off-shore energy and marine exposures, and as a result, WMRe America set its gross loss and LAE reserves in 2006 on off-shore energy and marine exposures for hurricanes Katrina and Rita at full contract limits and also increased reserves on other exposures affected by hurricanes Katrina, Rita and Wilma.

Under the terms of WMRe America’s 2005 quota share reinsurance treaty with Olympus Reinsurance Company (“Olympus”), $139 million of these losses, net of reinstatement premiums, recorded in 2006 were ceded to Olympus. However, Folksamerica Holding Company (“Folksamerica Holdings”) entered into an indemnity agreement with Olympus, under which it agreed to reimburse Olympus for up to $137 million of these losses, which was recorded as loss and LAE expense during 2006.

Fair value adjustment

In connection with purchase accounting for the acquisitions of OneBeacon, WMRe Sirius, and Stockbridge Insurance Company, White Mountains was required to adjust loss and LAE reserves and the related reinsurance recoverables to fair value on OneBeacon’s, WMRe Sirius’ and Stockbridge Insurance Company’s acquired balance sheets. The net reduction to loss and LAE reserves is being recognized through an income statement charge ratably with and over the period the claims are settled. Accordingly, White Mountains recognized $16.9 million, $21.4 million and $24.5 million of such charges, recorded as loss and LAE during 2008, 2007 and 2006. As of December 31, 2008, the outstanding pre-tax unaccreted adjustment was $41.7 million.

The fair values of OneBeacon’s loss and LAE reserves and related reinsurance recoverables acquired on June 1, 2001, WMRe Sirius’ loss and LAE reserves and related reinsurance recoverables acquired on April 16, 2004, and Stockbridge Insurance Company’s loss and LAE reserves and related reinsurance recoverables acquired on December 22, 2006 were based on the present value of their expected cash flows with consideration for the uncertainty inherent in both the timing of, and the ultimate amount of, future payments for losses and receipts of amounts recoverable from reinsurers. In estimating fair value, management adjusted the nominal loss reserves of OneBeacon (net of the effects of reinsurance obtained from the NICO Cover, as defined below and the GRC Cover, as defined below), WMRe Sirius and Stockbridge Insurance Company and discounted them to their present value using an applicable risk-free discount rate. The series of future cash flows related to such loss payments and reinsurance recoveries were developed using OneBeacon’s, WMRe Sirius’ and Stockbridge Insurance Company’s historical loss data. The resulting discount was reduced by the “price” for bearing the uncertainty inherent in OneBeacon’s, WMRe Sirius’ and Stockbridge Insurance Company’s net loss reserves in order to estimate fair value. This was approximately 11%, 12% and 2% of the present value of the expected underlying cash flows of the loss reserves and reinsurance recoverables of OneBeacon, WMRe Sirius and Stockbridge Insurance Company, respectively, which is believed to be reflective of the cost OneBeacon, WMRe Sirius and Stockbridge Insurance Company would incur if they had attempted to reinsure the full amount of its net loss and LAE reserves with a third party reinsurer.

Asbestos and environmental loss and loss adjustment expense reserve activity

White Mountains’ reserves include provisions made for claims that assert damages from asbestos and environmental related exposures. Asbestos claims relate primarily to injuries asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up cost obligations, particularly as mandated by U.S. federal and state environmental protection agencies. In addition to the factors described above regarding the reserving process, White Mountains estimates its A&E reserves based upon, among other factors, facts surrounding reported cases and exposures to claims, such as policy limits and deductibles, current law, past and projected claim activity and past settlement values for similar claims, as well as analysis of industry studies and events, such as recent settlements and asbestos-related bankruptcies. The cost of administering A&E claims, which is an important factor in estimating loss reserves, tends to be higher than in the case of non-A&E claims due to the higher legal costs typically associated with A&E claims.

During the fourth quarter of 2007, White Mountains Re completed a detailed ground-up asbestos exposure study and reviewed environmental reserves relative to industry benchmarks. This study was an update to the analysis first performed in 2005. The study analyzed potential exposure to loss of all insureds that had reported at least $250,000 in losses to WMRe America through reinsurance contracts as of June 30, 2007. This analysis entailed examining total expected asbestos losses and LAE from a variety of information sources, including asbestos studies, data reported to WMRe America as well as a review of historical public filings. The resulting exposure from this analysis was compared against WMRe America’s reinsurance contract layers to derive an estimated expected loss. In addition, White Mountains Re analyzed a significant sample of all other insureds that had reported losses of less than $250,000 and extrapolated the sample findings to the entire population.

In addition, WMRe America has received notices of claims from a number of other insureds with reported loss amounts that have not exceeded the attachment points of reinsurance contracts written by WMRe America. Based on the claims activity related to those insureds since the 2005 study, White Mountains Re estimated the future impact of these insureds to its exposure as well as the impact of future claims from insureds that have not reported any claims to date.

In the study, White Mountains Re sought to include adequate provision for future reported claims, premises/operations coverage (in addition to products liability coverage), and future adverse court decisions. To estimate this provision, White Mountains Re measured the changes in individual insured estimates from the 2005 study to the 2007 study to estimate future reported losses. The combined effect of all these estimates resulted in an increase of $51.6 million in IBNR for asbestos losses and LAE.  In the third quarter of 2008, White Mountains Re recorded $11 million of IBNR losses and LAE, reflecting an increase in paid losses and LAE observed in that quarter.  This amount was developed by analyzing the claim payment activity WMRe America experienced during the third quarter and comparing this activity to what was expected to emerge since the last asbestos study in December 2007.

White Mountains Re reviewed WMRe America’s exposure to environmental losses using industry benchmarks known as “survival ratios”. The survival ratio, computed as a company’s reserves divided by the average of its last three years’ net loss payments, indicates approximately how many more years of payments the current reserves can support, assuming future yearly payments are consistent with the average three-year historical levels. This analysis led to an increase of $11 million in IBNR for environmental losses in the fourth quarter of 2007. White Mountains Re’s A&E three year survival ratio was approximately 13 years at both December 31, 2008 and 2007.

Immediately prior to White Mountains’ acquisition of OneBeacon, Aviva caused OneBeacon to purchase a reinsurance contract with National Indemnity Company (“NICO”) under which OneBeacon is entitled to recover from NICO up to $2.5 billion in the future for asbestos claims arising from business written by OneBeacon in 1992 and prior, environmental claims arising from business written by OneBeacon in 1987 and prior, and certain other exposures (the “NICO Cover”). Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon’s third party reinsurers in existence at the time the NICO Cover was executed (“Third Party Recoverables”). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. Any amounts uncollectible from third party reinsurers due to dispute or the reinsurers’ financial inability to pay are covered by NICO under its agreement with OneBeacon. Third Party Recoverables are typically for the amount of loss in excess of a stated level each year. Of claim payments in the past 11 years, approximately 48% of asbestos and environmental losses have been recovered under the historical third party reinsurance.

In September 2008, OneBeacon completed a study of its A&E exposures. This study considered, among other items, (1) facts, such as policy limits, deductibles and available third party reinsurance, related to reported claims; (2) current law; (3) past and projected claim activity and past settlement values for similar claims; (4) industry studies and events, such as recent settlements and asbestos-related bankruptcies; and (5) collectibility of third-party reinsurance. Based on the study, OneBeacon increased its best estimate of its incurred losses ceded to NICO under the NICO Cover, net of underlying reinsurance, by $83.4 million to $2.2 billion, which is within the $2.5 billion coverage provided by the NICO Cover.  Due to the NICO Cover.  The increase in the estimate of incurred losses was principally driven by raised projections for claims related to asbestos.  Due to the NICO Cover, there was no impact to income or equity from the change in estimate. (See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — specifically A&E Exposures in the OneBeacon segment discussion for a detailed discussion of the results of this study).

As noted above, OneBeacon estimates that on an incurred basis it has used approximately $2.2 billion of the coverage provided by NICO at December 31, 2008. Since entering into the NICO Cover, $44.7 million of the $2.2 billion of utilized coverage relates to uncollected amounts from third party reinsurers through December 31, 2008. Net losses paid by NICO totaled approximately $1.1 billion as of December 31, 2008, with $108.5 million paid in 2008. Asbestos payments during 2008 reflect payments resulting from intensified efforts by claimants to resolve asbestos claims prior to enactment of potential U.S. federal asbestos legislation. To the extent that OneBeacon’s estimate of ultimate A&E losses as well as the estimate and collectibility of Third Party Recoverables differs from actual experience, the remaining protection under the NICO Cover may be more or less than the approximate $320.2 million that OneBeacon estimates remained at December 31, 2008.

White Mountains’ reserves for A&E losses at December 31, 2008 represent management’s best estimate of its ultimate liability based on information currently available. However, as case law expands, and medical and clean-up costs increase and industry settlement practices change, White Mountains may be subject to asbestos and environmental losses beyond currently estimated amounts. White Mountains cannot reasonably estimate at the present time loss reserve additions arising from any such future adverse developments and cannot be sure that allocated loss reserves, plus the remaining capacity under the NICO Cover and other reinsurance contracts, will be sufficient to cover additional liability arising from any such adverse developments.

The following tables summarize reported asbestos and environmental loss and LAE reserve activities (gross and net of reinsurance) for OneBeacon, White Mountains Re and White Mountains’ other operations, consisting of American Centennial and British Insurance Company, for the years ended December 31, 2008, 2007 and 2006, respectively:

OneBeacon

Net A&E Loss

Reserve Activity

	Year Ended December 31,
	2008			2007			2006
		Pre-NICO			Pre-NICO			Pre-NICO
Millions	Gross	Net(1)	Net	Gross	Net(1)	Net	Gross	Net(1)	Net
Asbestos:
Beginning balance	$1,155.9	$699.7	$7.2	$1,227.6	$766.6	$6.8	$1,323.4	$845.9	$7.4
Incurred losses and LAE	37.8	114.5	—	14.7	—	—	(4.0)	(1.6)	—
Paid losses and LAE	(95.3)	(72.7)	(.7)	(86.4)	(66.9)	.4	(91.8)	(77.7)	(.6)
Ending balance	1,098.4	741.5	6.5	1,155.9	699.7	7.2	1,227.6	766.6	6.8
Environmental:
Beginning balance	577.1	342.5	6.0	678.0	394.6	10.6	729.7	421.5	6.5
Incurred losses and LAE	(74.3)	(56.2)	2.6	(18.3)	—	—	(8.6)	(7.8)	—
Paid losses and LAE	(32.5)	(25.1)	(3.1)	(82.6)	(52.1)	(4.6)	(43.1)	(19.1)	4.1
Ending balance	470.3	261.2	5.5	577.1	342.5	6.0	678.0	394.6	10.6
Total asbestos and environmental:
Beginning balance	1,733.0	1,042.2	13.2	1,905.6	1,161.2	17.4	2,053.1	1,267.4	13.9
Incurred losses and LAE	(36.5)	58.3	2.6	(3.6)	—	—	(12.6)	(9.4)	—
Paid losses and LAE	(127.8)	(97.8)	(3.8)	(169.0)	(119.0)	(4.2)	(134.9)	(96.8)	3.5
Ending balance	$1,568.7	$1,002.7	$12.0	$1,733.0	$1,042.2	$13.2	$1,905.6	$1,161.2	$17.4

(1)   Represents A&E reserve activity, net of third party reinsurance, but prior to the NICO Cover.

White Mountains Re

Net A&E Loss Reserve Activity

	Year Ended December 31,
	2008		2007		2006
Millions	Gross	Net	Gross	Net	Gross	Net
Asbestos:
Beginning balance	$181.9	$142.1	$135.6	$101.2	$147.7	$109.1
Outgoing asbestos reserves due to Sirius America divestiture	—	—	—	—	(3.3)	(.9)
Incoming asbestos reserves due to Mutual Service Casualty acquisition	—	—	—	—	1.3	1.0
Incurred losses and LAE	11.5	10.7	58.6	51.6	(.3)	(.1)
Paid losses and LAE	(19.7)	(14.3)	(12.3)	(10.7)	(9.8)	(7.9)
Ending balance	173.7	138.5	181.9	142.1	135.6	101.2
Environmental:
Beginning balance	26.7	21.0	15.8	11.1	13.5	8.3
Outgoing environmental reserves due to Sirius America divestiture	—	—	—	—	(1.5)	(.9)
Incoming environmental reserves due to Mutual Service Casualty acquisition	—	—	—	—	5.2	4.4
Incurred losses and LAE	—	.7	12.9	11.6	(.8)	(.2)
Paid losses and LAE	(2.2)	(1.6)	(2.0)	(1.7)	(.6)	(.5)
Ending balance	24.5	20.1	26.7	21.0	15.8	11.1
Total asbestos and environmental:
Beginning balance	208.6	163.1	151.4	112.3	161.2	117.4
Outgoing A&E reserves due to Sirius America divestiture	—	—	—	—	(4.8)	(1.8)
Incoming A&E reserves due to Mutual Service Casualty acquisition	—	—	—	—	6.5	5.4
Incurred losses and LAE	11.5	11.4	71.5	63.2	(1.1)	(.3)
Paid losses and LAE	(21.9)	(15.9)	(14.3)	(12.4)	(10.4)	(8.4)
Ending balance	$198.2	$158.6	$208.6	$163.1	$151.4	$112.3

Other operations

Net A&E Loss Reserve Activity(1)

	Year Ended December 31,
	2008		2007		2006
Millions	Gross	Net	Gross	Net	Gross	Net
Asbestos:
Beginning balance	$20.4	$20.2	$48.4	$47.1	$45.8	$44.7
Incurred losses and LAE	(.6)	(.6)	(21.7)	(20.6)	5.6	3.8
Paid losses and LAE	(.5)	(.5)	(6.3)	(6.3)	(3.0)	(1.4)
Outgoing asbestos reserves due to sale of IAG(2)	(19.3)	(19.1)	—	—	—	—
Ending balance	—	—	20.4	20.2	48.4	47.1
Environmental:
Beginning balance	6.1	6.0	9.1	9.1	10.1	9.7
Incurred losses and LAE	4.5	4.5	(1.9)	(2.0)	(0.6)	(0.4)
Paid losses and LAE	—	—	(1.1)	(1.1)	(0.4)	(0.2)
Outgoing environmental reserves due to sale of IAG(2)	(10.6)	(10.5)	—	—	—	—
Ending balance	—	—	6.1	6.0	9.1	9.1
Total asbestos and environmental:
Beginning balance	26.5	26.2	57.5	56.2	55.9	54.4
Incurred losses and LAE	3.9	3.9	(23.6)	(22.6)	5.0	3.4
Paid losses and LAE	(.5)	(.5)	(7.4)	(7.4)	(3.4)	(1.6)
Outgoing A&E reserves due to sale of IAG(2)	(29.9)	(29.6)	—	—	—	—
Ending balance	$—	$—	$26.5	$26.2	$57.5	$56.2

(1)   The asbestos and environmental reserve activity for White Mountains’ other operations is comprised of American Centennial and British Insurance Company, two insurance subsidiaries that have been in run-off since 1985. The majority of the A&E reserves from other operations are recorded at American Centennial.

(2)   American Centennial and British Insurance Company were sold in 2008 as part of the Berkshire Exchange (See Note 2).

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

	Year ended December 31, 2008
Millions	OneBeacon	White Mountains Re	Esurance	Other Insurance Operations	Total
Gross written premiums:
Direct	$2,154.0	$86.2	$802.1	$—	$3,042.3
Assumed	60.0	989.9	24.3	—	1,074.2
Ceded	(250.9)	(145.0)	(3.0)	—	(398.9)
Net written premiums	$1,963.1	$931.1	$823.4	$—	$3,717.6
Gross earned premiums:
Direct	$2,078.0	$100.7	$807.9	$—	$2,986.6
Assumed	53.6	1,045.8	25.6	—	1,125.0
Ceded	(252.6)	(145.7)	(3.3)	—	(401.6)
Net earned premiums	$1,879.0	$1,000.8	$830.2	$—	$3,710.0
Losses and LAE:
Direct	$1,262.1	$59.9	$619.5	$1.4	$1,942.9
Assumed	34.2	758.5	16.1	.2	809.0
Ceded	(170.1)	(73.4)	.2	(2.2)	(245.5)
Net losses and LAE	$1,126.2	$745.0	$635.8	$(.6)	$2,506.4

	Year ended December 31, 2007
Millions	OneBeacon	White Mountains Re	Esurance	Other Insurance Operations	Total
Gross written premiums:
Direct	$2,041.3	$107.4	$773.5	$—	$2,922.2
Assumed	50.6	1,187.9	29.0	—	1,267.5
Ceded	(227.5)	(199.6)	(4.0)	—	(431.1)
Net written premiums	$1,864.4	$1,095.7	$798.5	$—	$3,758.6
Gross earned premiums:
Direct	$2,017.4	$108.2	$736.8	$—	$2,862.4
Assumed	54.6	1,235.2	30.5	—	1,320.3
Ceded	(198.4)	(196.6)	(4.0)	—	(399.0)
Net earned premiums	$1,873.6	$1,146.8	$763.3	$—	$3,783.7
Losses and LAE:
Direct	$1,172.0	$87.8	$598.2	$2.0	$1,860.0
Assumed	(11.1)	787.5	26.0	(8.6)	793.8
Ceded	(71.1)	(174.3)	(1.8)	(.2)	(247.4)
Net losses and LAE	$1,089.8	$701.0	$622.4	$(6.8)	$2,406.4

	Year ended December 31, 2006
Millions	OneBeacon	White Mountains Re	Esurance	Other Insurance Operations	Total
Gross written premiums:
Direct	$2,028.0	$236.2	$563.5	$—	$2,827.7
Assumed	60.4	1,388.4	36.0	—	1,484.8
Ceded	(130.8)	(334.6)	(3.6)	—	(469.0)
Net written premiums	$1,957.6	$1,290.0	$595.9	$—	$3,843.5
Gross earned premiums:
Direct	$2,007.6	$240.2	$495.3	$—	$2,743.1
Assumed	65.4	1,448.8	35.7	—	1,549.9
Ceded	(129.0)	(447.8)	(3.5)	—	(580.3)
Net earned premiums	$1,944.0	$1,241.2	$527.5	$—	$3,712.7
Losses and LAE:
Direct	$1,245.1	$132.0	$359.5	$5.6	$1,742.2
Assumed	54.1	1,030.7	25.1	(.1)	1,109.8
Ceded	(118.9)	(278.1)	(.7)	(1.6)	(399.3)
Net losses and LAE	$1,180.3	$884.6	$383.9	$3.9	$2,452.7

OneBeacon

In the ordinary course of its business, OneBeacon purchases reinsurance from high-quality, highly rated, third party reinsurers in order to minimize loss from large risks or catastrophic events.

The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could be material to OneBeacon’s operating results and financial position. Examples of catastrophes include losses caused by earthquakes, wildfires, hurricanes and other types of storms and terrorist acts. The extent of losses caused by catastrophes is a function of the amount and type of insured exposure in an area affected by the event as well as the severity of the event. OneBeacon continually assesses and implements programs to manage its exposure to catastrophe losses through individual risk selection and by limiting its concentration of insurance written in catastrophe-prone areas, such as coastal regions. In addition, OneBeacon imposes wind deductibles on existing coastal windstorm exposures. OneBeacon’s largest single event natural catastrophe exposures are Northeastern United States windstorms and California earthquakes. OneBeacon uses probable maximum loss (“PML”) forecasting to quantify its exposure to catastrophic losses. PML is a statistical modeling technique that measures a company’s catastrophic exposure as the maximum probable loss in a given time period.

OneBeacon seeks to further reduce its potential loss from catastrophe exposures through the purchase of catastrophe reinsurance. Effective July 1, 2008, OneBeacon renewed its property catastrophe reinsurance program through June 30, 2009. The program provides coverage for all OneBeacon property business including automobile physical damage, as well as acts of terrorism unless committed on behalf of a foreign interest (or utilizing nuclear, biological, chemical or radiological devices).  Under the program, the first $150 million of losses resulting from a single catastrophe are retained by OneBeacon and $650 million of the next $700 million of losses resulting from the catastrophe are reinsured.  Any loss above $850 million would be retained by OneBeacon. In the event of a catastrophe, OneBeacon’s property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.

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

In December of 2007, the United States government extended the Terrorism Risk Insurance Act of 2002 (the “Terrorism Act”) until December 31, 2014. The Terrorism Act was originally enacted in 2002 and established a federal “backstop” for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest. As extended, the law now covers domestic acts of terrorism. The law limits the industry’s aggregate liability by requiring the federal government to share 85% of certified losses once a company meets a specific retention or deductible as determined by its prior year’s direct written premiums and limits the aggregate liability to be paid by the government and industry without further action by Congress at $100 billion. In exchange for this “backstop”, primary insurers are required to make coverage available to commercial insureds for losses from acts of terrorism as specified in the Terrorism Act. The following types of coverage are excluded from the program: commercial automobile, burglary and theft, surety, farmowners multi-peril and all professional liability coverage except directors and officers coverage.

OneBeacon estimates its individual retention level for commercial policies subject to the Terrorism Act to be approximately $178 million in 2009. The federal government will pay 85% of covered terrorism losses that exceed OneBeacon’s or the industry’s retention levels in 2009 up to a total of $100 billion.

OneBeacon’s property catastrophe reinsurance program does not cover personal or commercial property losses resulting from nuclear events or biological, chemical or radiological terrorist attacks or losses resulting from acts of terrorism as defined under the Terrorism Act, as amended, committed by an individual or individuals acting on behalf of any foreign person or foreign interest.

OneBeacon also purchases individual property reinsurance coverage for certain risks to reduce large loss volatility. The property-per-risk reinsurance program reinsures losses in excess of $10 million up to $100 million. Individual risk facultative reinsurance may be purchased above $100 million where it is deemed appropriate. The property-per-risk treaty also provides one limit of reinsurance protection for losses in excess of $10 million up to $100 million on an individual risk basis for terrorism losses. However, nuclear, biological, chemical and radiological terrorist attacks are not covered.

OneBeacon also maintains a casualty reinsurance program that provides protection for individual risk or catastrophe losses involving workers compensation, general liability, automobile liability, professional liability or umbrella liability in excess of $6 million up to $81 million. This program provides coverage for terrorism losses but does not provide coverage for losses resulting from nuclear, biological, chemical or radiological terrorist attacks.

In 2001, OneBeacon purchased reinsurance contracts with two reinsurance companies rated “AAA” (“Extremely Strong”, the highest of twenty-one ratings) by Standard & Poor’s and “A++” (“Superior”, the highest of fifteen ratings) by A.M. Best. One contract is a reinsurance cover with NICO which entitles OneBeacon to recover up to $2.5 billion in ultimate loss and LAE incurred related primarily to A&E claims arising from business written by OneBeacon’s predecessor prior to 1992 for asbestos claims and 1987 for environmental claims. As of December 31, 2008, OneBeacon has ceded estimated incurred losses of approximately $2.2 billion to the NICO Cover. Through December 31, 2008 $1.1 billion of these incurred losses have been paid by NICO. Since entering into the NICO Cover, $44.7 million of the $2.2 billion of utilized coverage from NICO related to uncollectible Third Party Recoverables.

The other contract is a reinsurance cover with General Reinsurance Corporation, or GRC, for up to $570 million of additional losses on all claims arising from accident years 2000 and prior. As of December 31, 2008, OneBeacon has ceded estimated incurred losses of $550 million to the GRC Cover. Pursuant to the GRC Cover, OneBeacon is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OneBeacon intends to only seek reimbursement from GRC for claims which result in payment patterns similar to those supporting the recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OneBeacon on its investments. This cost, if any, is expected to be nominal.

Reinsurance contracts do not relieve OneBeacon of its obligation to its policyholders. Therefore, collectability of balances due from reinsurers is critical to its financial strength. The following table provides a listing of OneBeacon’s top reinsurers, excluding industry pools and associations and affiliates of White Mountains, based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurer’s A.M. Best rating.

Top Reinsurers ($ in millions)	Balance at December 31, 2008	% of Total	A.M. Best Rating(1)
Subsidiaries of Berkshire (NICO and GRC)(2)	$1,964.1	72%	A++
Nichido (formerly Tokio Fire and Marine Insurance Company) (3)	55.9	2%	A++
QBE Insurance Corporation	45.3	2%	A
Munich Re America	44.6	2%	A+
Swiss Re	25.6	1%	A+

(1)

A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen ratings), “A+” (Superior, which is the second highest of fifteen ratings) and “A” (Excellent, which is the third highest of fifteen ratings). Ratings are as of December 31, 2008.

(2)

Includes $320.2 of Third Party Recoverables, which NICO would pay under the terms of the NICO Cover if they are unable to collect from third party reinsurers. OneBeacon also has an additional $277.6 of Third Party Recoverables from various reinsurers, the majority of which are rated “A” or better by A.M. Best.

(3)

Excludes of $45.7 of reinsurance recoverables from various reinsurers that are guaranteed by Tokio Marine and Nichido Fire under the terms of a 100% quota share reinsurance agreement between Houston General Insurance Company and Tokio Marine and Nichido Fire.

White Mountains Re

During the third quarter 2008, White Mountains Re purchased two Industry Loss Warranty Covers (“ILW”) for a total cost of $2.1 million.  This reinsurance protection has a total limit of $40.0 million from two retrocessionaires.  The ILW was purchased to protect White Mountains Re’s balance sheet from the adverse impact of the occurrence of wind and flood catastrophic events in the Northeastern United States, defined as Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont (“Loss Event”), primarily through December 31, 2008.  The ILW covers all the White Mountains Re operating subsidiaries, who can only recover losses incurred as a result of a Loss Event.  In addition, in 2008 WMRe purchased group excess of loss retrocessional protection for its non-U.S. and non-Japan earthquake-related exposures.

For the years ended December 31, 2007 and 2006, the majority of White Mountains Re’s reinsurance protection was provided through WMRe America’s quota share retrocessional arrangements with Olympus and Helicon and through quota share and excess of loss protection purchased by WMRe Sirius to cover WMRe Sirius’s property catastrophe and aviation exposures. These reinsurance protections are designed to increase White Mountains Re’s underwriting capacity, where appropriate, and to reduce its potential loss exposure to any large, or series of smaller, catastrophe events.

WMRe America ceded 35% of its 2007 underwriting year short-tailed excess of loss business, mainly property to Olympus and Helicon with each sharing approximately 55% and 45%, respectively. WMRe America ceded 35% of its 2006 underwriting year short-tailed excess of loss business, mainly property to Olympus and Helicon, with each sharing approximately 56% and 44%, respectively. White Mountains Re received fee income based on premiums ceded to Olympus and Helicon. WMRe America did not renew the quota share arrangements with Olympus and Helicon for 2008. Helicon was acquired by White Mountains Re on January 7, 2008. Olympus will continue to be responsible to pay losses on exposures that have been ceded to it and will continue to earn premiums related primarily to the run-off of underwriting year 2007.

White Mountains Re is also entitled to receive a profit commission with respect to the profitability of the business recommended to Olympus and Helicon. However, this profit commission arrangement is subject to a deficit carryforward whereby net underwriting losses from one year carryover to future years. As a result of the Gulf Coast hurricanes and several other significant loss events during 2005, Olympus recorded substantial net underwriting losses. Accordingly, White Mountains Re did not record a profit commission from Olympus or Helicon during 2008, 2007 or 2006 and does not expect to record profit commissions from Olympus or Helicon for the foreseeable future.

At December 31, 2008 and 2007, White Mountains Re had $118.4 million and $226.8 million of reinsurance recoverables from Olympus. White Mountains Re’s reinsurance recoverables from Olympus recorded as of December 31, 2008, are fully collateralized in the form of assets in a trust, funds held and offsetting balances payable.

In 2000, WMRe America purchased a reinsurance contract from Imagine Re (the “Imagine Cover”) to reduce its statutory operating leverage and protect its surplus from adverse development relating to A&E exposures as well as the reserves assumed in certain recent acquisitions. In accordance with FAS 113, the amounts related to reserves transferred to Imagine Re for liabilities incurred as a result of past insurable events have been accounted for as retroactive reinsurance. At December 31, 2008 and 2007, WMRe America’s reinsurance recoverables included $146.6 million and $163.6 million recorded under the Imagine Cover. All balances due from Imagine are fully collateralized, either with WMRe America as the beneficiary of invested assets in a trust.  As of December 31, 2008 and 2007, the entire $115.0 million limit available under this contract had been fully utilized.

At December 31, 2008 and 2007, WMRe America had recorded $20.9 million and $25.5 million in deferred gains related to retroactive reinsurance with Imagine Re. White Mountains Re is recognizing these deferred gains into income over the expected settlement period of the underlying claims, and accordingly recognized $4.6 million, $3.9 million and $7.5 million of such deferred gains during 2008, 2007 and 2006.

Reinsurance contracts do not relieve White Mountains Re of its obligation to its ceding companies. Therefore, collectability of balances due from its retrocessional reinsurers is critical to White Mountains Re’s financial strength.

The following table provides a listing of White Mountains Re’s top reinsurers based upon recoverable amounts, the percentage of total recoverables and the reinsurer’s A.M. Best Rating.

Top Reinsurers ($ in millions)	Balance at December 31, 2008	% of Total	A.M. Best Rating(2)	% Collateralized
Imagine Re(1)	$146.6	26%	NR-5	100%
Olympus(1)(3)	118.4	21%	NR-5	100%
London Life(1)	70.8	12%	A	100%
Swiss Re Group	48.8	9%	A	7%
General Re	46.4	8%	A++	4%

(1)	Represents non-U.S. insurance entities which balances are fully collateralized through Funds Held, Letters of Credit or Trust Agreements.
(2)

A.M. Best ratings as detailed above are: “NR-5” (Not formally followed), “A++” (Superior, which is the highest of fifteen ratings), and “A” (Excellent, which is the third highest of fifteen ratings). Ratings are as of December 31, 2008.

(3)	Gross of $64.0 due to Olympus under its indemnity agreement with WMRe America.

NOTE 5. Investment Securities

White Mountains’ net investment income is comprised primarily of interest income associated with White Mountains’ fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments. Net investment income for 2008, 2007 and 2006 consisted of the following:

	Year Ended December 31,
Millions	2008	2007	2006
Investment income:
Fixed maturity investments	$346.5	$398.4	$339.0
Short-term investments	44.4	72.6	63.3
Common equity securities	28.1	24.3	29.8
Other	1.4	46.1	14.7
Convertible fixed maturity investments	6.8	7.7	2.6
Total investment income	427.2	549.1	449.4
Less investment expenses	(16.9)	(16.1)	(13.9)
Net investment income, pre-tax	$410.3	$533.0	$435.5

For the year ended December 31, 2006, White Mountains recorded an aggregate of $3.6 million in pre-tax investment income from Montpelier Re’s regular quarterly dividend.

The composition of realized investment (losses) gains consisted of the following:

	Year Ended December 31,
Millions	2008	2007	2006
Fixed maturity investments	$(92.3)	$14.8	$10.3
Common equity securities	(385.7)	123.1	142.0
Other investments	(73.0)	111.9	90.0
Convertible fixed maturity investments	(17.7)	13.4	30.4
Net realized investment (losses) gains, pre-tax	(568.7)	263.2	272.7
Income taxes attributable to realized investment (losses) and gains	166.5	(85.8)	(74.1)
Net realized investment (losses) gains, after-tax	$(402.2)	$177.4	$198.6

Net realized gains from common equity securities include gains of $0.4 million and $5.5 million on Montpelier Re common shares for 2007 and 2006. Net realized (losses) gains from other investments includes investment gains of $2.5 million and $0.7 million on Montpelier Re warrants for 2007 and 2006 and investment (losses) gains of $(50.0) million, $23.3 million, and $6.2 million for 2008, 2007, and 2006 on the Symetra warrants. On May 1, 2007, White Mountains sold all of its remaining interest in Montpelier Re, which consisted of 939,039 common shares and warrants to purchase 7,172,376 common shares for total proceeds of $65 million and recognized an after tax loss of $1.8 million.

White Mountains recognized gross realized investment gains of $138.7 million, $350.9 million and $344.4 million and gross realized investment losses of $707.4 million, $87.7 million and $71.7 million on sales of investment securities during 2008, 2007 and 2006.

White Mountains recognizes declines in fair value deemed to be other-than-temporary impairments as realized losses.  For the year ended December 31, 2008, White Mountains recognized realized losses of $369.8 million for declines in fair value deemed to be other than temporary.  The realized losses from other-than-temporary impairments relating to fixed maturity investments during 2008 was $104.5 million and mainly related to investments in the financial sector.  During 2008 White Mountains had $206.3 million worth of impairments on common equity investments related to securities in the energy, utilities, financial, materials and consumer discretionary sectors.  White Mountains also recognized an additional $42.3 million and $16.8 million worth of impairments on other investments and convertible fixed maturities.  For the year ended December 31, 2007, White Mountains recognized $18.6 million in other-than-temporary impairment charges, principally comprised of $5.6 million from an investment in the common stock of Centennial Bank Holdings, Inc. and $4.9 million from a fixed maturity investment in CIT Group Inc. For the year ended December 31, 2006, $6.7 million worth of impairments were taken.  Effective January 1, 2008, upon adoption of FAS 159, for all investment securities for which the fair value election has been made, all changes in fair value are included in revenues.

As of December 31, 2008 and 2007, White Mountains reported $7.5 million and $46.4 million in accounts payable on unsettled investment purchases and $78.2 million and $201.1 million in accounts receivable on unsettled investment sales.

The components of White Mountains’ change in unrealized investment gains, after-tax, as recorded on the statements of operations and comprehensive (loss) income were as follows:

	Year Ended December 31,
Millions	2008	2007	2006
Net change in pre-tax unrealized gains recognized through AOCI for investment securities held	$—	$214.6	$219.5
Net change in pre-tax unrealized losses from investments in unconsolidated affiliates	(193.4)	(2.2)	(32.1)
Net change in pre-tax unrealized investment (losses) gains for investments held	(193.4)	212.4	187.4
Income taxes attributable to investments held	.4	(73.5)	(66.8)
Net change in unrealized (losses) gains for investments held, after tax	(193.0)	138.9	120.6

Recognition of pre-tax net unrealized gains, previously included in AOCI for investments sold	—	(204.8)	(217.8)
Income taxes attributable to investments sold	—	77.7	61.8
Recognition of net unrealized gains for investments sold, after tax (1)	—	(127.1)	(156.0)

Net change in unrealized gains (losses) through AOCI before minority interest	(193.0)	11.8	(35.4)
Minority interest	—	1.2	(4.5)
Net change in unrealized gains (losses) through AOCI	(193.0)	13.0	(39.9)
Change in net unrealized foreign currency gains (losses) on investments through AOCI, after-tax	(318.9)	31.9	77.6
Total investments (losses) gains through AOCI	(511.9)	44.9	37.7

Change in net unrealized investments through earnings, pre-tax	(588.4)	—	—
Income taxes	183.2	—	—
Change in net unrealized investment gains (losses), after-tax (1)	(405.2)	—	—

Net realized investment gains, after-tax	(402.2)	177.4	198.6
Total investment gains (losses) recorded during the period, after-tax	$(1,319.3)	$222.3	$236.3

(1)     Prior to 1/1/2008, White Mountains recognized changes in fair value of available for sale securities through accumulated other comprehensive income (“AOCI”). Upon adoption of FAS 159 on 1/1/2008, changes in fair value on investment securities are now classified as trading and are recognized through earnings.

The components of White Mountains’ ending net unrealized investment gains and losses on its investment portfolio and its investments in unconsolidated affiliates within other comprehensive income in shareholders’ equity were as follows:

	December 31,
Millions	2008	2007
Investment securities:
Gross unrealized investment gains	$—	$396.8
Gross unrealized investment losses	—	(85.7)
Net unrealized gains from investment securities	—	311.1
Net unrealized losses from investments in unconsolidated affiliates	(198.8)	(1.9)
Total net unrealized investment (losses) gains, before tax	(198.8)	309.2
Income taxes attributable to such gains	.4	(99.0)
Minority interest	—	(3.2)
Total net unrealized investment (losses) gains, after-tax	$(198.4)	$207.0

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains’ fixed maturity investments as of December 31, 2008 and 2007, were as follows:

	December 31, 2008
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government obligations	$785.4	$24.4	$(14.4)	$3.5	$798.9
Debt securities issued by industrial corporations	1,746.9	25.0	(112.2)	(12.4)	1,647.3
Municipal obligations	7.4	.3	(.1)	—	7.6
Mortgage-backed and asset-backed securities	2,321.1	21.2	(138.4)	37.3	2,241.2
Foreign government obligations	696.6	28.3	(8.0)	14.2	731.1
Preferred stocks	74.2	.1	(19.9)	—	54.4
Total fixed maturity investments	$5,631.6	$99.3	$(293.0)	$42.6	$5,480.5

	December 31, 2007
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government obligations	$1,257.8	$30.8	$(1.7)	$(7.2)	$1,279.7
Debt securities issued by industrial corporations	2,133.0	36.4	(31.1)	(7.6)	2,130.7
Municipal obligations	11.9	.5	—	—	12.4
Mortgage-backed and asset-backed securities	2,894.4	21.3	(7.3)	(9.8)	2,898.6
Foreign government obligations	855.8	2.9	(5.2)	22.8	876.3
Preferred stocks	159.5	8.2	(2.3)	8.4	173.8
Total fixed maturity investments	$7,312.4	$100.1	$(47.6)	$6.6	$7,371.5

Until May 31, 2008, OneBeacon held securities in a segregated trust account established in connection with the OneBeacon Offering to economically defease the $300.0 million Berkshire Preferred Stock.  The Berkshire Preferred Stock was redeemed in May 2008 using the proceeds from the segregated trust account.  The carrying value, gross unrealized investment gains and losses, and estimated fair values of these investments, classified as held-to-maturity, as of December 31, 2007, were as follows:

	December 31, 2007
Millions	Carrying value	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Estimated fair value
U.S. Government obligations—fixed maturities	$305.5	$1.4	$—	$—	$306.9
U.S. Government obligations—short-term	.1	—	—	—	.1
Total trust account investments	$305.6	$1.4	$—	$—	$307.0

The cost or amortized cost and carrying value of White Mountains’ fixed maturity investments and convertible fixed maturity investments, at December 31, 2008 is presented below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2008
Millions	Cost or amortized cost	Carrying value
Due in one year or less	$699.2	$697.4
Due after one year through five years	2,213.8	2,187.8
Due after five years through ten years	330.1	318.0
Due after ten years	320.5	290.4
Mortgage-backed and asset-backed securities	2,321.1	2,241.2
Preferred stocks	74.2	54.5
Total	$5,958.9	$5,789.3

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains’ common equity securities, convertible fixed maturities and other investments as of December 31, 2008 and 2007, were as follows:

	December 31, 2008
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
Common equity securities	$558.4	$18.0	$(44.9)	$21.2	$552.7
Convertible fixed maturities	$327.3	$3.2	$(21.7)	$—	$308.8
Other investments	$431.2	$44.2	$(65.2)	$6.0	$416.2

	December 31, 2007(2)
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
Common equity securities	$1,319.3	$263.7	$(35.2)	$2.9	$1,550.7
Other investments(1)	$542.9	$69.5	$(5.2)	$(3.9)	$603.3

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

White Mountains’ consolidated insurance and reinsurance operations are required to maintain deposits with certain insurance regulatory agencies in order to maintain their insurance licenses. The fair value of such deposits totaled $291.0 million and $321.7 million as of December 31, 2008 and 2007.

Sales and maturities of investments, excluding short-term investments, totaled $6,412.2 million, $8,435.8 million and $6,236.4 million for the years ended December 31, 2008, 2007 and 2006. There were no non-cash exchanges or involuntary sales of investment securities during 2008, 2007 or 2006.

Fair value measurements at December 31, 2008

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

White Mountains uses observable inputs for the vast majority of its investment portfolio. Fair value measurements for securities for which quoted prices are unavailable are estimated based upon reference to observable inputs such as benchmark interest rates, matrix pricing, market comparables, broker quotes and other relevant inputs. In circumstances where quoted prices or observable inputs are adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the FAS 157 fair value hierarchy. Other investments, which comprises limited partnerships, hedge fund and private equity interests for which the FAS 159 fair value option has been elected are carried at fair value based upon White Mountains’ proportionate interest in the underlying partnership’s or fund’s net asset value, which is deemed to approximate fair value. In circumstances where the partnership net asset value is deemed to differ from fair value due to illiquidity or other factors, net asset value is adjusted accordingly.  At December 31, 2008 and December 31, 2007, White Mountains did not adjust the net asset values used to determine fair value because an active secondary market for such investments exists.

The following table summarizes White Mountains’ fair value measurements for investments at December 31, 2008, by level:

	December 31, 2008
Millions	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturities	$5,480.5	$689.4	$4,634.7	$156.4
Common equity securities	552.7	399.2	40.2	113.3
Convertible fixed maturity investments	308.8	—	308.8	—
Short-term investments	2,244.5	2,244.5	—	—
Other investments(1)	402.4	—	—	402.4
Total investments	$8,988.9	$3,333.1	$4,983.7	$672.1

(1)	The fair value of other investments excludes carrying value of $13.8 associated with other investment limited partnerships accounted for using the equity method.

In addition to the investment portfolio described above, White Mountains has $41.8 million of liabilities recorded at fair value in accordance with FAS 157 and included in other liabilities.  These liabilities relate to securities that have been sold short by limited partnerships that White Mountains invests in and is required to consolidate under GAAP.  All of the liabilities included in the $41.8 million have been deemed to have a Level 1 designation.

The following table summarizes the changes in White Mountains’ Level 3 fair value measurements for the year ended December 31, 2008:

Millions	Fixed maturities	Common equity securities	Convertible fixed maturities	Other investments	Total
Balance at January 1, 2008	$297.9	$308.6	$23.2	$596.4	$1,226.1
Total realized and unrealized losses	(60.2)	(30.2)	—	(185.2)	(275.6)
Purchases	82.9	14.7	2.8	60.7	161.1
Sales	(126.7)	(29.8)	(23.2)	(121.9)	(301.6)
Transfers in	152.2	47.7	—	52.4	252.3
Transfers out	(189.7)	(197.7)	(2.8)	—	(390.2)
Balance at December 31, 2008	$156.4	$113.3	$—	$402.4	$672.1

Transfers into Level 3 measurements for fixed maturities relate primarily to securities recently acquired as of the quarter end for which observable inputs were unavailable. Such securities were manually priced using a combination of market inputs such as benchmark interest rates, market comparables and/or broker quotes. Transfers into Level 3 measurements for common equity securities related to securities for which pricing information did not represent current market inputs at the quarter end. This was deemed to render the fair value measurements as based upon unobservable inputs and were accordingly classified within Level 3. When observable pricing inputs subsequently became available, the fair value measurements for these fixed maturity and common equity securities were reclassified to Levels 1 and/or 2 and are reflected in transfers out of Level 3 measurements. Transfers into Level 3 for year ended December 31, 2008 for other investments relate to White Mountains’ investment in Pentelia Investment Limited (“Pentelia”) which was previously accounted for under the equity method (See Note 17).  When White Mountains’ investment fell below the threshold for equity method accounting, White Mountains began accounting for Pentelia as an other investment, classified as trading.

The following table summarizes the amount of total gains (losses) included in earnings attributable to the change in unrealized gains (losses) for Level 3 assets for the year ended December 31, 2008:

Millions	December 31, 2008
Fixed maturities	$(60.8)
Common equity securities	(16.7)
Convertible fixed maturities	—
Other investments	(161.4)
Total change in unrealized losses - Level 3 assets	$(238.9)

Changes in fair value for the year ended December 31, 2008

The following table summarizes changes in the carrying value of investments measured at fair value:

	December 31, 2008
Millions	Net unrealized investment gains (losses)	Net foreign exchange gains	Total changes in fair value reflected in earnings
Fixed maturities	$(259.7)	$73.8	$(185.9)
Common equity securities	(255.4)	18.3	(237.1)
Short-term investments	.2	.3	.5
Convertible fixed maturities	(26.9)	—	(26.9)
Other investments	(148.9)	9.9	(139.0)
Net unrealized (losses) gains	$(690.7)	$102.3	$(588.4)

White Mountains recognized after-tax net unrealized investment losses of $484.5 million and an after-tax net unrealized foreign exchange gain of $79.5 million at December 31, 2008.

White Mountains participates in a securities lending program whereby it loans investment securities to other institutions for short periods of time. White Mountains receives a fee from the borrower in return for the use of its assets and its policy is to require collateral equal to approximately 102% of the fair value of the loaned securities, which is held by a third party. All securities loaned can be redeemed on short notice.  White Mountains has recorded an asset of $220.0 million for the value of the collateral held and a liability of $234.8 million for the amount that is contractually due to the security lending counterparties upon the return of the loaned securities.  White Mountains has recorded losses of $14.8 million in net unrealized investment losses at December 31, 2008 for the amount the liability exceeds the assets held.

NOTE 6. Debt

White Mountains’ debt outstanding as of December 31, 2008 and 2007 consisted of the following:

	December 31,
Millions	2008	2007
OBH Senior Notes, at face value	$676.0	$700.0
Unamortized original issue discount	(.9)	(1.1)
OBH Senior Notes, carrying value	675.1	698.9
WMRe Senior Notes, at face value	400.0	400.0
Unamortized original issue discount	(1.0)	(1.1)
WMRe Senior Notes, carrying value	399.0	398.9
WTM Bank Facility	200.0	—
Mortgage Note	40.8	40.8
Sierra Note	31.1	36.3
Atlantic Specialty Note	16.0	18.0
Total debt	$1,362.0	$1,192.9

A schedule of contractual repayments of White Mountains’ debt as of December 31, 2008 follows:

Millions	December 31, 2008
Due in one year or less	$33.9
Due in two to three years	5.6
Due in four to five years	887.8
Due after five years	436.6
Total	$1,363.9

OBH Senior Notes

In May 2003, OneBeacon U.S. Holdings, Inc. (“OBH”), formerly Fund American Companies, Inc., a wholly-owned subsidiary of OneBeacon Ltd., issued $700.0 million face value of senior unsecured debt through a public offering, at an issue price of 99.7% (the “OBH Senior Notes”). The OBH Senior Notes bear an annual interest rate of 5.875%, payable semi-annually in arrears on May 15 and November 15, until maturity in May 2013. Pursuant to the offering of the OBH Senior Notes, White Mountains fully and unconditionally guaranteed the payment of principal and interest on the OBH Senior Notes. Following the OneBeacon Offering, White Mountains continues to guarantee the payment of principal and interest on the OBH Senior Notes. OneBeacon Ltd. pays White Mountains a guarantee fee equal to 25 basis points per annum on the outstanding principal amount of the OBH Senior Notes. If White Mountains’ voting interest in OneBeacon Ltd.’s common shares ceases to represent more than 50% of all their voting securities, OneBeacon Ltd. will seek to redeem, exchange or otherwise modify the senior notes in order to fully and permanently eliminate White Mountains’ obligations under the guarantee. In the event that White Mountains’ guarantee is not eliminated, the guarantee fee will increase over time up to a maximum of 450 basis points.

OBH incurred $7.3 million in expenses related to the issuance of the OBH Senior Notes (including $4.5 million in underwriting fees), which have been deferred and are being recognized into interest expense over the life of the OBH Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the OBH Senior Notes have an effective yield to maturity of approximately 6.0% per annum.  OBH recorded $41.4 million in interest expense, inclusive of amortization of issuance costs, on the OBH Senior Notes for the year ended December 31, 2008.

During the third quarter of 2008, OneBeacon repurchased $24.0 million face value of its outstanding OBH Senior Notes for $22.3 million, which resulted in a $1.6 million gain on extinguishment of debt.

At December 31, 2008, White Mountains and OneBeacon were in compliance with all of the covenants under the OBH Senior Notes.

WMRe Senior Notes

In March 2007, WMRe Group issued $400.0 million face value of senior unsecured notes at an issue price of 99.715% (the “WMRe Senior Notes”) for net proceeds of $392.0 million after taking into effect both deferrable and non-deferrable issuance costs, including the interest rate lock agreement described below. The WMRe Senior Notes were issued in an offering that was exempt from the registration requirements of the Securities Act of 1933. The WMRe Senior Notes bear an annual interest rate of 6.375%, payable semi-annually in arrears on March 20 and September 20, until maturity in March 2017.

White Mountains Re incurred $3.6 million in expenses related to the issuance of the WMRe Senior Notes (including $2.6 million in underwriting fees), which have been deferred and are being recognized into interest expense over the life of the WMRe Senior Notes.

In anticipation of the issuance of the WMRe Senior Notes, White Mountains Re entered into an interest rate lock agreement to hedge its interest rate exposure from the date of the agreement until the pricing of the WMRe Senior Notes. The agreement was terminated on March 15, 2007 with a loss of $2.4 million, which was recorded in other comprehensive income. The loss is being reclassified from accumulated other comprehensive income over the life of the WMRe Senior Notes using the interest method and is included in interest expense. At December 31, 2008, the unamortized balance of the loss remaining in accumulated other comprehensive income was $2.1 million.

Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, including the interest rate lock agreement, the WMRe Senior Notes yield an effective rate of 6.49% per annum. White Mountains recorded $26.0 million of interest expense, inclusive of amortization of issuance costs and the interest rate lock agreement, on the WMRe Senior Notes for the year ended December 31, 2008.

At December 31, 2008, White Mountains was in compliance with all of the covenants under the WMRe Senior Notes.

Bank Facilities

White Mountains has a $441.7 million revolving credit facility that matures in June 2012 (the “WTM Bank Facility”). During the first quarter of 2008, White Mountains drew the full $475.0 million available under the WTM Bank Facility at that time.  In April and August 2008, the Company repaid $175.0 million and $100.0 million, respectively, of the borrowings. The Company recorded $8.2 million in interest expense on the WTM Bank Facility for the year ended December 31, 2008.

During 2008, White Mountains amended the WTM Bank Facility.  The primary results of the amendments were to reduce the minimum net worth financial covenant by $0.5 billion, reduce the total commitment amount from $475.0 million to $441.7 million by removing $33.3 million of unfunded commitments of Lehman and increase the interest rate and fees at current borrowing levels from LIBOR plus 0.85% to LIBOR plus 2.375%. The amendments permit White Mountains to further reduce Lehman’s remaining $24.2 million of funded commitments as outstanding amounts on the WTM Bank Facility are repaid. In this case, the Company would likely reduce Lehman’s remaining commitments as it is unlikely Lehman would subsequently re-lend these amounts. Accordingly, upon full repayment of the $200.0 million outstanding at December 31, 2008, the WTM Bank Facility would have $417.5 million in available total commitments.

In addition, as part of the WTM Bank Facility amendment process, OneBeacon’s undrawn $75.0 million revolving credit facility was terminated.

The WTM Bank Facility contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings and include maintaining certain minimum net worth and maximum debt to capitalization standards.  Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under these facilities and result in acceleration of principal repayment on any amounts outstanding.  At December 31, 2008, White Mountains was in compliance with all of the covenants under the WTM Bank Facility.

AFI Note

At June 30, 2008, the noncontrolling shareholders of AFI held a $29.6 million Senior Secured Note (“the AFI Note”).  On July 30, 2008, White Mountains repaid this note in connection with its acquisition of the remaining debt and equity interests of AFI from the minority owner (See Note 2).

Mortgage Note

In December 2005, OneBeacon entered into a $40.8 million, 18-year mortgage note, which has a variable interest rate based upon the lender’s 30-day LIBOR rate, to purchase land and its U.S. headquarters building in Canton, Massachusetts. As of December 31, 2008, OneBeacon had drawn down the entire $40.8 million available under the mortgage note. Repayment commenced in January 2009.

Concurrent with entering into the mortgage note, OneBeacon also entered into an interest rate swap to hedge its exposure to variability in the interest rate on the mortgage note. The notional amount of the swap is equal to the debt outstanding on the mortgage note and will be adjusted to match the drawdowns and repayments on the mortgage note so that the principal amount of the mortgage note and the notional amount of the swap are equal at all times. Under the terms of the swap, OneBeacon pays a fixed interest rate of approximately 6% and receives a variable interest rate based on the same LIBOR index used for the mortgage note. Interest paid or received on the swap is reported in interest expense. As of December 31, 2008 and 2007, the swap was recorded at its fair value of $(10.4) million and $(1.7) million.  Changes in the fair value of the interest rate swap, which was a $4.8 million loss, after tax and net of minority interest, for the year ended December 31, 2008, is reported as a component of other comprehensive income.

Sierra Note

In connection with its acquisition of the Sierra Group on March 31, 2004, WMRe America entered into a $62.0 million purchase note (the “Sierra Note”), $58.0 million of which may be adjusted over its six-year term to reflect favorable or adverse loss reserve development on the acquired reserve portfolio and run-off of remaining policies in force (mainly workers compensation business), as well as certain other balance sheet protections. Since inception the principal of the Sierra Note has been reduced by $30.9 million as a result of adverse development on the acquired reserves and run-off of unearned premium, which includes $22.8 million of adverse development which occurred during 2005 and $9.1 million of favorable development occurring in 2007, and $5.2 million of adverse development in 2008. Interest accrues on the unpaid balance of the Sierra Note at a rate of 4.0% per annum, compounded quarterly, and is payable at its maturity.

On October 31, 2008, White Mountains sold its remaining interest in the Sierra Group (CCIC) as part of the Berkshire Exchange transaction. White Mountains is still obligated to repay the Sierra Note, but Berkshire has provided White Mountains a full indemnity, whereby Berkshire will reimburse White Mountains all amounts due under the Sierra Note at its maturity, as adjusted for future reserve development.  Accordingly, White Mountains recorded a $36.3 million receivable from Berkshire in connection with the closing of the Berkshire Exchange. As a result of the adverse development since the closing of the transaction, both the Sierra Note and the receivable from Berkshire were adjusted to a carrying value of $31.1 million at December 31, 2008.

Atlantic Specialty Note

In connection with its acquisition of Atlantic Specialty Insurance Company on March 31, 2004, OneBeacon issued a $20.0 million ten-year note to the seller (the “Atlantic Specialty Note”). OneBeacon is required to repay $2.0 million of principal on the notes per year, with the first payment being made on January 1, 2007 and a final payment of $6.0 million due at maturity. The note accrues interest at a rate of 5.2%, except that the outstanding principal amount in excess of $15.0 million accrues interest at a rate of 3.6%.

Interest

Total interest expense incurred by White Mountains for its indebtedness was $82.1 million, $73.0 million and $50.1 million in 2008, 2007 and 2006. Total interest paid by White Mountains for its indebtedness was $81.7 million, $62.5 million and $47.5 million in 2008, 2007 and 2006.

NOTE 7. Income Taxes

                        The Company is domiciled in Bermuda and has subsidiaries domiciled in several countries. The majority of the Company’s worldwide operations are taxed in the United States. Income earned or losses incurred by non-U.S. companies will generally be subject to an overall effective tax rate lower than that imposed by the United States.

The total income tax (benefit) provision for the years ended December 31, 2008, 2007 and 2006 consisted of the following:

	Year Ended December 31,
Millions	2008	2007	2006
Current tax (benefit) provision:
Federal	$(17.8)	$105.0	$29.8
State	2.7	.6	(1.8)
Non-U.S.	(16.7)	39.8	18.3
Total current tax (benefit) provision	(31.8)	145.4	46.3
Deferred tax (benefit) provision:
Federal	(328.2)	47.5	(2.2)
State	—	—	—
Non-U.S.	(138.7)	17.6	54.8
Total deferred tax (benefit) provision	(466.9)	65.1	52.6
Total income tax (benefit) provision	$(498.7)	$210.5	$98.9

Effective Rate Reconciliation

A reconciliation of taxes calculated using the 35% U.S. statutory rate (the tax rate at which the majority of the Company’s worldwide operations are taxed) to the income tax provision on pre-tax earnings follows:

	Year Ended December 31,
Millions	2008	2007	2006
Tax (benefit) provision at the U.S. statutory rate	$(399.0)	$238.5	$255.4
Differences in taxes resulting from:
Change in valuation allowance	108.1	352.7	15.3
Tax rate change enacted in Luxembourg	22.0	—	—
Interest expense—dividends and accretion on preferred stock	11.7	22.9	20.5
Sale of subsidiaries	8.3	—	—
Withholding tax	1.4	18.7	6.4
Tax reserve adjustments	.9	(.4)	(15.6)
Tax exempt interest and dividends	(4.1)	(4.2)	(20.3)
Tax rate change enacted in Sweden	(20.2)	—	—
Non-U.S. earnings, net of foreign taxes	(224.9)	(418.5)	(160.3)
Other, net	(2.9)	.8	(2.5)
Total income tax (benefit) provision on pre-tax earnings	$(498.7)	$210.5	$98.9

The non-U.S. component of pre-tax earnings was $(69.2) million, $324.8 million and $629.7 million for the years ended December 31, 2008, 2007 and 2006.

Tax Payments and Receipts

Net income tax payments to (receipts from) national governments (primarily the United States) totaled $87.7 million, $150.0 million and $(5.3) million for the years ended December 31, 2008, 2007 and 2006.

Deferred Tax Inventory

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes. An outline of the significant components of White Mountains’ deferred tax assets and liabilities follows:

	December 31,
Millions	2008	2007
Deferred income tax assets related to:
Non-U.S. net operating losses and tax credit carryforwards	$607.6	$427.0
U.S. net operating loss and tax credit carryforwards	252.0	93.3
Investment basis differences	119.6	—
Discounting of loss reserves	97.2	152.7
Net unrealized investment losses	86.4	—
Net unearned insurance and reinsurance premiums	84.2	82.9
Deferred compensation	32.2	41.8
Incentive compensation	31.0	55.9
Olympus reimbursement	22.3	48.0
Pension and benefit accruals	12.2	3.4
Accrued interest	7.7	7.1
Deferred gain on reinsurance contract	7.4	19.6
Fixed assets	7.4	9.2
Other items	29.2	24.9
Total gross deferred income tax assets	$1,396.4	$965.8
Less valuation allowance	(551.4)	(447.0)
Total net deferred income tax assets	$845.0	$518.8
Deferred income tax liabilities related to:
Safety reserve	$308.7	$397.8
Deferred acquisition costs	90.2	93.7
Intangible assets	16.8	—
Purchase accounting	4.1	8.4
Net unrealized investment gains	—	99.0
Investment basis differences	—	11.4
Other items	7.2	25.1
Total deferred income tax liabilities	$427.0	$635.4
Net deferred tax asset (liability)	$418.0	$(116.6)

The Company’s deferred tax assets are net of U.S. federal, state, and non-U.S. valuation allowances and, to the extent they relate to non-U.S. jurisdictions, they are shown at year-end exchange rates.  Of the $551.4 million valuation allowance at December 31, 2008, $443.6 million relates to deferred tax assets on net operating losses in Luxembourg subsidiaries (discussed below under “Net Operating Loss Carryforwards”) that are not expected to have significant income in the future, $63.2 million relates to deferred tax assets on U.S. losses and other federal deferred tax benefits (primarily related to the AFI acquisition), and $42.8 million relates to deferred tax assets on California losses and other state deferred tax benefits.  At December 31, 2007, the valuation allowance was $447.0 million of which $415.5 million relates to deferred tax assets on net operating losses in Luxembourg and certain deferred tax assets in Sweden, $13.8 million relates to U.S. losses and other federal deferred tax benefits (primarily related to the insurance reciprocals) and $17.7 million relates to California losses and other state deferred tax benefits.

White Mountains records a valuation allowance against deferred tax assets if it becomes more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the income tax provision in the period of change. In determining whether or not a valuation allowance, or change therein, is warranted, White Mountains considers factors such as prior earnings history, expected future earnings, carryback and carryforward periods and strategies that if executed would result in the realization of a deferred tax asset.

During the next twelve months, it is possible that certain planning strategies will no longer be sufficient to utilize the entire deferred tax asset, which could result in material changes to White Mountains’ deferred tax assets and tax provision.

Release of Valuation Allowance in Luxembourg

During the fourth quarter of 2008, White Mountains Re recorded a $162.2 million tax benefit from the release of a valuation allowance against a deferred tax asset in a Luxembourg-domiciled, wholly owned subsidiary, White Mountains International S.a.r.l. (“WMI”). WMI had built up substantial net operating loss carryforwards (“NOLs”) that had a full valuation allowance in periods prior to the fourth quarter of 2008 because there was no expected future taxable income at WMI to utilize them.

White Mountains Re partially finances its operations, including Sirius International Holdings Sweden AB (“SIHAB”), with internal debt instruments.  During the fourth quarter of 2008, Sweden enacted tax legislation that limits the deductibility of interest paid to a noteholder in a low tax jurisdiction. Due to uncertainty regarding the application of the new legislation, the deductibility of interest expense on a series of internal debt instruments issued by SIHAB (the “SIHAB Notes”) became at risk.  The SIHAB Notes, which were previously held in a company with a low effective tax rate, were transferred to WMI, which has an effective tax rate of 28.59% absent the benefit of the deferred tax asset, in order to preserve the economic value of the internal capital structure by maintaining the deductibility of the interest on the SIHAB Notes in Sweden.  Because the restructuring created a stream of expected future taxable income to WMI, White Mountains Re was required to release the valuation allowance.  WMI is expected to fully utilize the NOLs at WMI by 2028.

Net Operating Loss Carryforwards

The Company has net operating loss carryforwards in Luxembourg of $2.1 billion at December 31, 2008, which do not expire.  The Company expects to utilize $567.3 million of the carryforwards but does not expect to utilize the remainder as they belong to companies that are not expected to have significant income in the future.  These losses primarily relate to tax deductible write-downs of investments in U.S. subsidiaries held by Luxembourg subsidiaries in 2007 and 2008.  At December 31, 2008, there were U.S. net operating loss carryforwards of $500.2 million, a small portion of these carryforwards begin to expire in 2009, however, the majority of these NOLs do not expire until 2021 through 2029. Included in these tax losses are losses of $80.1 million subject to an annual limitation on utilization under Internal Revenue Code Section 382.  Also included in these losses are net operating losses of $185.6 million for AFI and $17.8 million related to the three insurance reciprocals, each of which file separate tax returns.  The total U.S. capital loss carryforwards were $4.1 million at December 31, 2008 and begin to expire in 2010.  The Company has state income tax loss carryforwards of approximately $454.8 million, which begin to expire in 2010.  Also at December 31, 2008, there were foreign tax credit carryforwards available of approximately $32.6 million, which will begin to expire in 2010.

Deferred Tax Assets Related to Capital Losses

The downturn in the debt and equity markets during 2008 resulted in deferred tax assets of $86.4 million and $116.9 million for unrealized and realized losses at December 31, 2008.  Such losses generally represent capital losses, which can only be offset with capital gains for U.S. income tax purposes.  Management believes that it will have sufficient income of the appropriate character to realize these deferred tax assets based upon its prior history of capital gains, expected future capital gains, capacity for carryback of capital losses and its ability and intent to implement tax planning strategies, including its ability to hold certain securities to maturity and thus, no valuation allowance is required.

FIN 48

On January 1, 2007 the Company adopted FIN 48. FIN 48 prescribes when the benefit of a given tax position should be recognized and how it should be measured. In connection with the adoption of FIN 48, the Company has recognized a $0.2 million decrease in the liability for unrecognized tax benefits, primarily as a result of reductions in its estimates of accrued interest.

The effect of adoption has been recorded as an adjustment to opening retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
Millions	2008	2007
Balance at beginning of period	$84.8	$70.6
Additions for tax positions related to the current year	.6	1.1
Additions for tax positions related to prior years	2.2	13.1
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	(2.9)	—
Balance at end of period	$84.7	$84.8

If recognized, $67.7 million would be recorded as a reduction to income tax expense. Also included in the balance at December 31, 2008, are $17.0 million of tax positions for which ultimate deductibility is highly certain but the timing of deductibility is uncertain. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

FIN 48 also addresses how interest and penalties should be accrued for uncertain tax positions, requiring that interest expense should be recognized in the first period interest would be accrued under the tax law. The Company classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. During the years ended December 31, 2008 and 2007, the Company recognized $2.8 million and $1.6 million in interest expense, net of U.S. federal benefit. The balance of accrued interest at December 31, 2008 and 2007 is $8.3 million and $5.5 million, net of U.S. federal benefit.

With few exceptions, the Company is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2003. In 2007, the Swedish Tax Agency concluded an income tax audit of the Company’s Swedish subsidiaries’ income tax returns for 2004 and 2005 resulting in an insignificant adjustment. In the second quarter of 2006, the Internal Revenue Service (“IRS”) commenced an examination of income tax returns for 2003 through 2004 for certain U.S. subsidiaries of OneBeacon, White Mountains Re and Esurance. On January 22, 2009, the Company received Form 4549-A (Income Tax Examination Changes) from the IRS relating to the examination of tax years 2003 and 2004. The IRS is asserting that subsidiaries of the Company owe an additional $65.7 million of tax. The estimated total assessment, including interest, withholding tax and utilization of tax credits is $132.3 million. The Company disagrees with the adjustments proposed by the IRS and intends to vigorously defend its position. The timing of the resolution of these issues is uncertain; however it is reasonably possible that the resolution could occur within the next 12 months. An estimate of the range of potential outcomes cannot be made at this time. The Company does not expect the resolution of this examination to result in a material change to its financial position. In October 2008, the IRS commenced an examination of certain of White Mountains’ U.S. subsidiaries’ income tax returns for 2005 through 2006. As of December 31, 2008 the IRS has not proposed any significant adjustments to taxable income as a result of the 2005 through 2006 audit. Due to the uncertainty of the outcome of the on-going IRS examination, White Mountains cannot estimate the range of reasonably possible changes to its unrecognized tax benefits at this time. However, White Mountains does not expect to receive any adjustments that would result in a material change to its financial position.

NOTE 8. Weather Contracts

For the years ended December 31, 2008 and 2007, Galileo recognized $8.4 million of net gains and $2.0 million of net losses on its weather and weather contingent derivatives portfolio, excluding unamortized deferred gains of $5.1 million and $2.9 million, respectively. The fair values of Galileo’s risk management products are subject to change in the near-term and reflect management’s best estimate based on various factors including, but not limited to, realized and forecasted weather conditions, changes in interest or foreign currency exchange rates and other market factors. Estimating the fair value of derivative instruments that do not have quoted market prices requires management’s judgment in determining amounts that could reasonably be expected to be received from or paid to a third party to settle the contracts. Such amounts could be materially different from the amounts that might be realized in an actual transaction to settle the contract with a third party.  Because of the significance of the unobservable inputs used to estimate the fair value of Galileo’s weather risk contracts, the fair value measurements of the contracts are deemed to be Level 3 measurements in the FAS 157 fair value hierarchy.

Galileo’s weather risk management contracts are summarized in the following table:

	Year Ended December 31,
Millions	2008	2007
Net liability for weather derivative contracts beginning balance(1)	$17.9	$12.1
Net consideration received during the year for new contracts	14.4	12.5
Net payments made on contracts settled during the year	(10.8)	(8.7)
Net (decrease) increase in fair value on settled and unsettled contracts	(8.4)	2.0
Net liability for weather derivative contracts ending balance(2)	$13.1	$17.9

(1)          Includes unamortized deferred gains of $2.9 and $4.7 as of January 1, 2008 and 2007.

(2)          Includes unamortized deferred gains of $5.1 and $2.9 as of December 31, 2008 and 2007.

The following table summarizes the maturity of contracts outstanding as of December 31, 2008:

Millions	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Net (asset) liability for contracts actively quoted	$(.4)	$—	$—	$—	$(.4)
Net liability for contracts using internal pricing models	7.8	5.7	—	—	13.5
Total net liability for weather contracts outstanding	$7.4	$5.7	$—	$—	$13.1	(1)

(1) Includes $5.1 in unamortized deferred gains.

NOTE 9. Variable Annuity Reinsurance

White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan through its wholly owned subsidiary, WM Life Re. At December 31, 2008 and 2007, the liability recorded for the variable annuity benefit guarantees which is included in other liabilities, was $467.1 million and $12.7 million, of which $26.6 million and $0.4 million, were life insurance liabilities. At December 31, 2008 and 2007, the fair value of WM Life Re’s derivative contracts was $184.2 million and $43.7 million, which are included in other assets. For the years ended December 31, 2008, 2007 and 2006, WM Life Re had gains (losses) from derivatives of $239.8 million, $(0.7) million and $(15.7) million. The following table summarizes the pre-tax operating results of WM Life Re for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
Millions	2008	2007	2006
Fees, included in other revenues	$26.6	$22.7	$6.2
Change in fair value of variable annuity liability, included in other revenues	(428.1)	(26.2)	13.9
Change in fair value of derivatives, included in other revenues	239.8	(.7)	(15.7)
Non-performance risk, included in other revenues	(5.8)	—	—
Other investment income and gains	9.1	.1	.6
Total revenues	(158.4)	(4.1)	5.0
Change in fair value of variable annuity death benefit liabilities, included in other expenses	(26.0)	(.3)	(.1)
General and administrative expenses	(3.0)	(7.2)	(2.6)
Pre-tax (loss) gain	$(187.4)	$(11.6)	$2.3

For the year ended December 31, 2008 the change in the fair value of the variable annuity liability included $93 million associated with changes in projected surrender assumptions.

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

	Year Ended December 31,
Millions	2008	2007
Fair value of OTC derivative instruments	$209.1	$38.9
Collateral held	(64.3)	—
Net exposure on fair value of OTC instruments	$144.8	$38.9

The WM Life Re’s internal risk management guidelines establish net counterparty exposure thresholds and also require that over-the-counter counterparties have a credit rating of at least AA- on the date of contract execution.

The following table summarizes uncollateralized amounts due under WM Life Re’s OTC derivative contracts as of December 31, 2008:

Counterparty (Millions)	Uncollateralized balance as of December 31, 2008	S&P Rating(1)
Bank of America	$49.5	A+
Barclays	49.1	A+
JP Morgan	12.7	A+
Royal Bank of Scotland	22.2	A
Other	11.3	(2)
Total	$144.8

(1)          “AA+” is the second highest of twenty-one creditworthiness ratings, “A+” is the fifth highest of twenty-one creditworthiness ratings, A is the sixth highest of twenty-one creditworthiness ratings.

(2)          The ratings of the counterparties included in “Other” were A (27%) and AA+ (73%).

The OTC derivative contracts are subject to restrictions over liquidation of the instruments and distribution of proceeds under collateral agreements.

The following summarizes collateral posted by WM Life Re to counterparties:

	Year Ended December 31,
Millions	2008	2007
Cash	$225.7	$8.5
Fixed maturity securities	—	5.0
Short-term investments	30.3	—
Total	$256.0	$13.5

The following summarizes collateral provided to WM Life Re from counterparties:

	Year Ended December 31,
Millions	2008	2007
Short term investments	$10.6	$—
Fixed maturity securities	53.7	—
Total	$64.3	$—

Collateral held by or provided by WM Life Re in the form of fixed maturity securities comprise US Treasury securities, which are recorded at fair value. Collateral in the form of short-term investments consists of money-market instruments, carried at amortized cost which is deemed to approximate fair value.

WM Life Re has an OTC derivative contract with a subsidiary of Lehman, Lehman Brothers Special Financing Inc. (“LBSF”), that is approximately $2 million in-the-money. At December 31, 2008 the carrying value of the derivative has been written down to $0.

All of White Mountains’ variable annuity reinsurance liabilities ($467.1 million) were classified as Level 3 measurements at December 31, 2008.

The following table summarizes the changes in White Mountains’ variable annuity reinsurance liabilities and derivative contracts for the year ended December 31, 2008:

Millions	(Liabilities) Level 3	Derivative Instruments Level 3 (1)	Derivative Instruments Level 2 (2)	Derivative Instruments Level 1 (3)	Net Assets (Liabilities)
Balance at January 1, 2008	$(12.7)	$38.9	$—	$4.8	$31.0
Cumulative effect adjustment- FAS 157	(.3)	—	—	—	(.3)
Purchases	—	68.7	—	—	68.7
Realized and unrealized gains (losses)	(454.1)	96.5	5.0	138.2	(214.4)
Transfers in (out)	—	—	—	—	—
Sales/settlements	—	—	—	(167.9)	(167.9)
Balance at December 31, 2008	$(467.1)	$204.1	$5.0	$(24.9)	$(282.9)

(1)	Comprises OTC instruments.
(2)	Comprises interest rate swaps. Fair value measurement based upon bid/ask pricing quotes for similar instruments that are actively traded.
(3)	Comprises exchange traded equity index, foreign currency and interest rate futures. Fair value measurements based upon quoted prices for identical instruments that are actively traded.

NOTE 10. (Loss) Earnings per share

Basic (loss) earnings per share amounts are based on the weighted average number of common shares outstanding excluding unvested restricted common shares (“Restricted Shares”). Diluted (loss) earnings per share amounts are based on the weighted average number of common shares and the net effect of potentially dilutive common shares outstanding, based on the treasury stock method. The following table outlines the Company’s computation of earnings per share for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
Basic (loss) earnings per share numerators (in millions):
(Loss) income before extraordinary item	$(559.5)	$407.4	$651.8
Extraordinary item—excess of fair value of acquired net assets over cost	4.2	—	21.4
Net (loss) income	$(555.3)	$407.4	$673.2
Diluted (loss) earnings per share numerators (in millions):
(Loss) income before extraordinary item	$(559.5)	$407.4	$651.8
Extraordinary item—excess of fair value of acquired net assets over cost	4.2	—	21.4
Net (loss) income	$(555.3)	$407.4	$673.2
Basic (loss) earnings per share denominators (in thousands):
Average common shares outstanding during the period	10,235	10,784	10,780
Average unvested Restricted Shares(1)	(52)	(52)	(11)
Basic (loss) earnings per share denominator	10,183	10,732	10,769
Diluted (loss) earnings per share denominator (in thousands):
Average common shares outstanding during the period	10,235	10,784	10,780
Average unvested Restricted Shares(1)	(52)	(46)	—
Average outstanding dilutive options to acquire common shares(2)	—	13	23
Diluted (loss) earnings per share denominator	10,183	10,751	10,803
Basic (loss) earnings per share (in dollars):
(Loss) income before extraordinary item	$(54.96)	$37.96	$60.52
Extraordinary item—excess of fair value of acquired net assets over cost	.42	—	1.99
Net (loss) income	$(54.54)	$37.96	62.51
Diluted (loss) earnings per share (in dollars):
(Loss) income before extraordinary item	$(54.96)	$37.89	$60.33
Extraordinary item—excess of fair value of acquired net assets over cost	.42	—	1.99
Net (loss) income	$(54.54)	$37.89	$62.32

(1)

Restricted Shares outstanding vest either upon a stated date or upon the occurrence of a specified event. (See Note 12) In accordance with FAS No. 123(R), the diluted earnings per share denominator is reduced by the number of Restricted Shares that represent the unamortized compensation cost at December 31, 2008. The diluted loss per share denominator for the year ended December 31, 2008 is not reduced by the number of Restricted Shares that represent the unamortized compensation cost as doing so would be anti-dilutive to the calculation. The diluted earnings per share denominator for the years ended December 31, 2007 and 2006 is reduced by the number of Restricted Shares that represent the unamortized compensation cost, which is computed using the treasury stock method.

(2)

The diluted loss per share denominator for the year ended December 31, 2008 does not include common shares issuable upon exercise of incentive options as they are anti-dilutive to the calculation. The diluted earnings per share denominator for the year ended December 31, 2007 includes 18,720 common shares issuable upon exercise of incentive options at an average strike price of $162.90 per common share. The diluted earnings per share denominator for the year ended December 31, 2006 includes 32,596 common shares at an average strike price of $154.05 per common share. The non-qualified options were not included in the diluted earnings per share denominator as their inclusion would be anti-dilutive for the periods presented. (See Note 12).

NOTE 11. Retirement and Postretirement Plans

OneBeacon sponsors qualified and non-qualified, non-contributory, defined benefit pension plans covering substantially all employees who were employed as of December 31, 2001 and remain actively employed with OneBeacon. Current plans include a OneBeacon qualified pension plan, the “Qualified Plan” and a OneBeacon non-qualified pension plan, the “Non-qualified Plan” (collectively the “Plans”). The Plans were frozen and curtailed in the fourth quarter of 2002. The Plans no longer add new participants or increase benefits for existing participants. Non-vested plan participants continue to vest during their employment with OneBeacon, which effectively causes the projected benefit obligation to equal the accumulated benefit obligation.

The benefits for the Plans are based primarily on years of service and employees’ compensation through December 31, 2002. Participants generally vest after five years of continuous service. OneBeacon’s funding policy is consistent with the funding requirements of U.S. federal laws and regulations.

On July 11, 2007, OneBeacon settled approximately 80% of the Qualified Plan liabilities through the purchase of two group annuity contracts for $398.5 million from Transamerica Life Insurance Company (“Transamerica”) and Hartford Life Insurance Company (“Hartford Life”). In accordance with FAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, the Qualified Plan’s obligations were re-measured in connection with this settlement. As a result of the partial settlement and re-measurement, the Company recognized a gain of $25.6 million through pre-tax income ($6.3 million as a reduction to loss and LAE, allocated to claims department employees, and $19.3 million as a reduction to other underwriting expenses) and a pre-tax loss of $2.5 million through other comprehensive income in the third quarter of 2007. At the time of settlement, the remaining Qualified Plan liabilities were primarily attributable to Qualified Plan participants who were actively employed by OneBeacon.

During the third quarter of 2008, the Qualified Plan received reimbursements from Transamerica and Hartford Life in the amounts of $0.8 million and $0.6 million, respectively, due to the final reconciliation of the partial pension settlement. These amounts represented changes in participants and benefits between the time of purchase and the settlement plus any related interest, and resulted in a pre-tax gain of $1.4 million recognized through other comprehensive income.

The following tables set forth the obligations and funded status, assumptions, plan assets and cash flows associated with the various pension plans at December 31, 2008 and 2007:

	Pension Benefits
Millions	2008	2007
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$121.6	$534.1
Service cost	1.1	2.1
Interest cost	6.7	16.7
Settlement gain	—	(398.5)
Special termination benefit cost	2.4	1.8
Assumption changes	1.8	(4.8)
Actuarial loss	(2.8)	1.6
Benefits and expenses paid with plan assets, net of participant contributions	(11.4)	(28.4)
Benefits paid directly by OneBeacon	(2.9)	(3.0)
Projected benefit obligation at end of year	$116.5	$121.6
Change in plan assets:
Fair value of plan assets at beginning of year	$145.5	$532.7
Actual return on plan assets	(23.1)	39.7
Employer contributions	—	—
Benefits and expenses paid, net of participant contributions	(11.4)	(28.4)
Settlement gain	—	(398.5)
Other adjustments	—	—
Fair value of plan assets at end of year	$111.0	$145.5
Funded status at end of year	$(5.5)	$23.9

The funded status of the consolidated pension plans at December 31, 2008 was $(5.5) million, which represents an over-funding of $20.2 million related to the Qualified Plan and an under-funding of $(25.7) million related to the Non-qualified Plan. The Non-qualified Plan, which is unfunded, does not hold any assets. OneBeacon has set aside $15.2 million in irrevocable rabbi trusts for the benefit of Non-qualified Plan participants. In accordance with GAAP, the assets held in the rabbi trusts are not reflected in the funded status of the consolidated pension plans as presented.

Amounts recognized in the financial statements as of December 31, 2008 and 2007 consist of:

	Pension Benefits
Millions	2008	2007
Prepaid benefit cost recorded in other assets	$20.2	$51.8
Accrued benefit cost recorded in other liabilities	(25.7)	(27.9)
Net amount accrued in the financial statements	$(5.5)	$23.9

The accumulated benefit obligation for all defined benefit pension plans was $116.5 million and $121.6 million at December 31, 2008 and 2007, respectively.

Information for the Non-qualified Plan, which had accumulated benefit obligations in excess of plan assets, was as follows:

Millions	2008	2007
Projected benefit obligation	$25.7	$27.9
Accumulated benefit obligation	$25.7	$27.9
Fair value of plan assets	$—	$—

Information for the Qualified Plan, which had accumulated benefit obligations less than plan assets, was as follows:

Millions	2008	2007
Projected benefit obligation	$90.8	$93.6
Accumulated benefit obligation	$90.8	$93.6
Fair value of plan assets	$111.0	$145.5

At December 31, 2006, White Mountains adopted FAS 158 and accordingly recognized the funded status of OneBeacon’s defined benefit plans upon adoption. The following summarizes the incremental effect of adoption on individual line items in the statement of financial position:

Millions	Before Adoption of FAS 158	Adjustments	After Adoption of FAS 158
Prepaid benefit cost recorded in other assets	$18.6	$8.8	$27.4
Accrued benefit cost recorded in other liabilities	28.8	—	28.8
Deferred federal income taxes	314.6	(3.1)	311.5
Net effect of adoption before adjustment for minority interest	n/a	5.7	n/a
Minority interest	604.8	(1.6)	603.2
Accumulated other comprehensive income	227.7	4.1	231.8
Total shareholders’ equity	4,451.2	4.1	4,455.3

The amounts recognized in accumulated other comprehensive (loss) income on a pre tax basis and before minority interest for the years ended December 31, 2008 and 2007 were as follows:

	December 31,
Millions	2008	2007
Accumulated other comprehensive income beginning balance	$3.0	$3.1
Increase (decrease) in accumulated other comprehensive (loss) income:
Amortization of net actuarial losses recognized during the year	.3	.3
Net actuarial losses occurring during the year	(30.4)	(.4)
Accumulated other comprehensive (loss) income ending balance	$(27.1)	$3.0

The amount in accumulated other comprehensive loss, on a pre tax basis and before minority interest, that has not yet been recognized as a component of net periodic benefit cost for the year ended December 31, 2008 is attributable to net losses. During 2009, OneBeacon expects $1.3 million will be amortized from accumulated other comprehensive loss into net periodic benefit cost.

The components of net periodic benefit costs for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Pension Benefits
Millions	2008	2007	2006
Service cost	$1.0	$2.1	$2.6
Interest cost	6.7	16.7	27.7
Expected return on plan assets	(8.2)	(17.7)	(30.6)
Amortization of prior service benefit	—	—	—
Amortization of unrecognized loss	.3	.3	.3
Net periodic pension cost (income) before settlements, curtailments and special termination benefits	(.2)	1.4	—
Settlement gain	—	(25.6)	—
Special termination benefits expense(1)	2.4	1.8	1.6
Total net periodic benefit cost (income)	$2.2	$(22.4)	$1.6

(1)	Special termination benefits were additional payments made from the pension plan when a vested participant’s employment has been terminated due to a reduction in force.

Assumptions

The weighted average assumptions used to determine benefit obligations was 5.665% and 5.750% at December 31, 2008 and 2007. The weighted average assumptions used to determine net periodic benefit cost included a 5.750% discount rate and 5.750% expected long-term rate of return on plan assets for the year ended December 31, 2008. For the year ended December 31, 2007 a 5.096% discount rate and 5.400% expected long-term rate of return on plan assets were used for the weighted average assumptions to determine net periodic benefit cost.

OneBeacon’s discount rate assumptions used to account for the Qualified and Non-qualified Plans reflect the rates at which the benefit obligations could be effectively settled. For 2008 and 2007, in addition to consideration of published yields for high quality long-term corporate bonds, U.S. Treasuries and quotes on insurance company annuity contracts, consideration was given to a cash flow matching analysis utilizing the Citigroup Pension Discount Curve and Liability Index.

OneBeacon performed an analysis of expected long-term rates of return based on the allocation of its pension plan assets at December 31, 2007 and 2006 to develop expected rates of return for 2008 and 2007 for each significant asset class or economic indicator. A range of returns was developed based both on forecasts and on broad market historical benchmarks for expected return, correlation, and volatility for each asset class.

Plan Assets

OneBeacon’s pension plans’ asset allocations at December 31, 2008 and 2007, by asset category were as follows:

	Plan Assets at December 31,
Asset Category	2008	2007
Fixed maturity investments	7%	19%
Common equity securities	38%	24%
Convertible securities	43%	50%
Cash and short-term investments	12%	7%
Total	100%	100%

The majority of the Plans’ assets are managed by WM Advisors, a subsidiary of White Mountains, and Prospector Partners, both related parties, (See Note 20).  The investment policy places an emphasis on preserving invested assets through a diversified portfolio of high-quality income producing investments and equity investments.

The investment management process integrates the risks and returns available in the investment arena with the risks and returns available to the Plans in establishing the proper allocation of invested assets. The asset classes include fixed income, equity, convertible securities, and cash and cash equivalents. The factors examined in establishing the appropriate investment mix include: the outlook for risk and return in the various investment markets and sectors, and the long term need for capital growth.

Cash Flows

OneBeacon does not expect to make a contribution to its Qualified Plan in 2009. OneBeacon expects to contribute $2.7 million to the Non-qualified Plan, for which OneBeacon has established assets held in rabbi trusts.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Millions	Expected Benefit Payments
2009	$5.3
2010	5.7
2011	6.1
2012	6.5
2013	6.9
2014–2018	39.6

Other Benefit Plans

OneBeacon sponsors an employee savings plan (defined contribution plan) covering the majority of employees. The contributory plan provides qualifying employees with matching contributions of 50% up to the first six percent of salary (subject to U.S. federal limits on allowable contributions in a given year). Total expense for the plan was $4.7 million, $3.7 million and $4.9 million in 2008, 2007 and 2006.

OneBeacon had a post-employment benefit liability of $8.0 million and $9.0 million related to its long-term disability plan at December 31, 2008 and 2007.

NOTE 12. Employee Share-Based Incentive Compensation Plans

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

White Mountains expenses all its share-based compensation. As a result, White Mountains’ calculation of its owners’ returns includes the expense of all outstanding share-based compensation awards. (See Note 1).

Incentive Compensation Plans

White Mountains’ Long-Term Incentive Plan (the “WTM Incentive Plan”) provides for granting various types of share-based and non share-based incentive awards to key employees of the Company and certain of its subsidiaries. The WTM Incentive Plan was adopted by the Board, was approved by the Company’s sole shareholder in 1985 and was subsequently amended by its shareholders in 1995, 2001, 2003 and 2005. Share-based incentive awards that may be granted under the plan include performance shares, Restricted Shares, Incentive Options and Non-qualified Stock Options (“Non-Qualified Options”). Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. In general, awards vest, subject to the attainment of pre-specified performance goals, at the end of a three-year period and are valued based on the market value of common shares at the time awards are paid. Performance shares earned under the WTM Incentive Plan are typically paid in cash or by deferral into certain non-qualified compensation plans of White Mountains. Compensation expense is recognized on a pro rata basis over the vesting period of the awards.

The OneBeacon Long-Term Incentive Plan (the “OneBeacon Incentive Plan”) provides for granting to key employees of OneBeacon Ltd., and certain of its subsidiaries, various types of share-based incentive awards, including performance shares, Restricted Shares, Incentive Options and Non-Qualified Options. In February 2007, all of the outstanding performance shares granted under the WTM Incentive Plan that were held by OneBeacon employees were replaced with an equivalent value of performance shares from the OneBeacon Incentive Plan whose value is based upon the market price of an underlying OneBeacon Ltd. common share (“OneBeacon Performance Shares”).

Certain of White Mountains’ subsidiary incentive plans, consisting of the OneBeacon Phantom White Mountains Share Plan, the White Mountains Re Performance Plan, the Folksamerica Performance Plan and the Esurance Performance Plan, provide for granting phantom White Mountains performance shares (the “WTM Phantom Share Plans”) to certain key employees of OneBeacon, White Mountains Re, WMRe America and Esurance. The performance goals for full payment of performance shares issued under these plans are identical to those of the WTM Incentive Plan. Performance shares earned under the WTM Phantom Share Plans are typically paid in cash or by deferral into certain non-qualified compensation plans of White Mountains.

Compensation expense is recognized on a pro rata basis over the vesting period of the awards. In addition, the Company offers certain types of share-based compensation under qualified retirement plans. The defined contribution plans of OneBeacon, WMRe America and Esurance (the “401(k) Plans”) offer its participants the ability to invest their balances in several different investment options, including the Company’s common shares. OneBeacon’s employee stock ownership plan (“ESOP”) is a OneBeacon-funded benefit plan that provides all of its participants with an annual base contribution in common shares equal to 3% of their salary, up to the applicable Social Security wage base (or $102,000 with respect to 2008). Additionally, those participants not otherwise eligible to receive certain other OneBeacon benefits can earn a variable contribution up to an additional 6% of their salary, up to the applicable Social Security wage base, contingent upon OneBeacon’s performance.  In April 2007, the ESOP was merged into the 401(k) Plan to form the OneBeacon 401(k) Savings and ESOP Plan (“KSOP”).

Performance Shares

White Mountains’ share-based compensation expense consists primarily of performance share expense. Performance shares are designed to reward company-wide performance. The level of payout ranges from zero to two times the number of shares initially granted, depending on the Company’s financial performance. Performance shares become payable at the conclusion of a performance cycle (typically three years) if pre-defined financial targets are met.

The principal performance measure used for determining performance share payouts is after-tax growth in the Company’s intrinsic business value per share. The Compensation Committee historically has considered the growth in intrinsic business value per share to be based equally on the growth of economic value per share and growth in adjusted book value per share, both inclusive of dividends. Economic value is calculated by adjusting the GAAP book value per share for differences between the GAAP carrying values of certain assets and liabilities and the Company’s estimate of their underlying economic values (for example, the time value discount in loss reserves).

The following summarizes performance share activity for the years ended December 31, 2008, 2007 and 2006 for performance shares granted under the WTM Incentive Plan and WTM Phantom Share Plans:

	Year Ended December 31,
	2008		2007		2006
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	146,742	$47.3	185,363	$102.4	183,031	$100.5
Payments and deferrals (1)	(43,608)	(15.5)	(63,300)	(56.0)	(64,100)	(57.0)
New awards	62,548	—	55,173	—	71,185	—
Forfeitures and cancellations	(1,503)	.9	(17,684)	(4.6)	(4,753)	(2.7)
Transfers out (2)	—	—	(12,810)	(4.4)	—	—
Expense (income) recognized	—	(28.3)	—	9.9	—	61.6
Ending December 31,	164,179	$4.4	146,742	$47.3	185,363	$102.4

(1)

WTM Performance share payments in 2008 for the 2005-2007 performance cycle range from 64% to 101% of target.  WTM performance share payments in 2007 for the 2004-2006 performance cycle ranged from 145% to 186% of target.  WTM Performance share payments in 2006 for the 2003-2005 performance cycle ranged from 142% to 181% of target.  Amounts include deposits into White Mountains’ deferred compensation plan.

(2)	In February 2007, the WTM performance shares of OneBeacon employees were replaced with an equivalent value of OneBeacon performance shares issued under the OneBeacon Long-Term Incentive Plan.

If 100% of the outstanding performance shares had been vested on December 31, 2008, the total additional compensation cost to be recognized would have been $3.3 million, based on current accrual factors (common share price and payout assumptions).

For the 2005-2007 performance cycle, the Company issued common shares for 1,700 performance shares earned and all other performance shares earned were settled in cash or by deferral into certain non-qualified deferred compensation plans of the Company or its subsidiaries.  For the 2004-2006 and 2003-2005 performance cycles, all performance shares earned were settled in cash or by deferral into certain non-qualified deferred compensation plans of the Company or its subsidiaries.

Performance shares granted under the WTM Incentive Plan

The following summarizes performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan at December 31, 2008 for each performance cycle:

Millions, except share amounts	Target WTM Performance Shares Outstanding	Accrued Expense
Performance cycle:
2006-2008	49,918	$2.8
2007-2009	46,811	—
2008-2010	53,772	1.5
Sub-total	150,501	4.3
Assumed forfeitures	(3,763)	(.1)
Total at December 31, 2008	146,738	$4.2

The targeted performance goal for full payment of outstanding performance shares granted under the WTM Incentive Plan to non-investment personnel for the 2008-2010 performance cycles is an 11% growth in intrinsic business value per share. Growth of 4% or less would result in a payout of 0% and growth of 18% or more would result in a payout of 200%. The targeted performance goal for full payment of outstanding performance shares granted under the WTM Incentive Plan to non-investment personnel for the 2006-2008 and 2007-2009 performance cycles is a 13% growth in intrinsic business value per share. Growth of 6% or less would result in a payout of 0% and growth of 20% or more would result in a payout of 200%.

For investment personnel, the targeted performance goal for full payment of outstanding performance shares granted under the WTM Incentive Plan is based in part on growth in intrinsic business value per share (as described above) and in part on achieving a total return on invested assets as measured against metrics based on United States treasury note and/or industry benchmark returns.

Phantom Performance Shares granted under WTM Phantom Share Plans

        The following summarizes performance shares outstanding and accrued expense for awards made under the WTM Phantom Share Plans at December 31, 2008 for each performance cycle:

Millions, except share amounts	Target WTM Phantom Performance Shares Outstanding	Accrued Expense
Performance cycle:
2006-2008	2,042	$.1
2007-2009	7,081	—
2008-2010	8,765.1
Sub-total	17,888.2
Assumed forfeitures	(447)	—
Total at December 31, 2008	17,441	$.2

The performance goals for full payment of performance shares issued under the WTM Phantom Share Plans are identical to those of the WTM Incentive Plan.

Restricted Shares

At December 31, 2008, 2007 and 2006, the Company had 53,200, 54,000 and 10,000 unvested Restricted Shares outstanding under the WTM Incentive Plan. The following outlines the unrecognized compensation cost associated with the outstanding Restricted Share awards under the WTM Incentive Plan for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008		2007		2006
Millions, except share amounts	Restricted Shares	Unamortized Grant Date Fair Value	Restricted Shares	Unamortized Grant Date Fair Value	Restricted Shares	Unamortized Grant Date Fair Value
Non-vested, beginning of year	54,000	$26.7	10,000	$.3	13,000	$1.9
Granted	6,200	3.1	54,000	31.0	—	—
Vested	(7,000)	—	(10,000)	—	(3,000)	—
Forfeited	—	—	—	—	—	—
Expense recognized	—	(5.6)	—	(4.6)	—	(1.6)
Non-vested at end of year	53,200	$24.2	54,000	$26.7	10,000	$.3

During the first quarter of 2008, White Mountains awarded 4,200 Restricted Shares that vest in equal annual installments over three years and 2,000 Restricted Shares that cliff vest in February 2011 based on continuous service throughout the award period.

During the first quarter of 2007, White Mountains made the following grants of Restricted Shares to the Company’s Chairman and CEO: (1) 35,000 Restricted Shares that vest in equal annual installments over five years, and (2) 15,000 Restricted Shares that vest in the event of a change in control of the Company before January 20, 2012. During the first quarter of 2007, White Mountains also awarded 4,000 Restricted Shares to other employees that cliff vest in February 2010 based on continuous service by the employee throughout the award period. Of the unrecognized compensation cost at December 31, 2008, $15.6 million is expected to be recognized ratably over the remaining vesting periods and $8.6 million is expected to be recognized in the event of a change in control before January 20, 2012. Upon vesting, all restrictions initially placed upon the common shares lapse.

On January 1, 2006, White Mountains recorded an adjustment of $1.9 million to reclassify unearned compensation in common shareholders’ equity relating to its outstanding Restricted Shares to opening paid-in surplus to reflect the cumulative effect of adoption of FAS 123R.

Stock Options

Non-Qualified Options

In January 2007, the Company issued 200,000 seven-year Non-Qualified Options to the Company’s Chairman and CEO that vest in equal annual installments over five years and that have an initial exercise price of $650 per common share that escalates each year by 5% less the annual regular dividend rate (the “Escalator”). The fair value of the Non-Qualified Options at the grant date was estimated using a closed-form option model using an expected volatility assumption of 29.7%, a risk-free interest rate assumption of 1.1% (or 4.7% less the Escalator), a forfeiture assumption of 0%, an expected dividend rate assumption of 1.4% and a term assumption of seven years. The fair value of the Non-Qualified Options was $27.2 million at the grant date and will be recognized ratably over the five year vesting period. The Company recognized $5.4 million and $5.1 million of expense for the years ended December 31, 2008 and 2007 associated with its Non-Qualified Options.  At December 31, 2008, 40,000 Non-Qualified Options were exercisable at a strike price of $702.36.

Incentive Options

At December 31, 2008, 2007 and 2006, the Company had 6,000, 9,900 and 29,550 Incentive Options outstanding which were granted to certain key employees on February 28, 2000 (the grant date) under the WTM Incentive Plan. The 81,000 Incentive Options originally granted were issued at an exercise price equal to the market price of the Company’s underlying common shares on February 27, 2000. The exercise price escalates by 6% per annum over the life of the Incentive Options. The Incentive Options vest ratably over a ten-year service period. Upon the adoption of FAS 123R, the grant date fair value of the awards as originally disclosed for FAS 123, adjusted for estimated future forfeitures, became the basis for recognition of compensation expense for the Incentive Options. The fair value of each Incentive Option award at the grant date was estimated using a closed-form option model using an expected volatility assumption of 18.5%, a risk-free interest rate assumption of 6.4% and an expected term of ten years.

The following summarizes the Company’s Incentive Option activity for the years ended December 31, 2008, 2007 and 2006:

	Year ending December 31,
Millions, except share and per share amounts	2008	2007	2006
Opening balance—outstanding Options	9,900	29,550	34,280
Forfeited	(600)	(8,100)	(1,200)
Exercised	(3,300)	(11,550)	(3,530)
Ending balance—outstanding Options	6,000	9,900	29,550
Opening balance—exercisable Options	3,300	11,550	9,080
Vested	3,000	3,300	6,000
Exercised	(3,300)	(11,550)	(3,530)
Ending balance—exercisable Options	3,000	3,300	11,550
Intrinsic value of Options exercised	$.6	$4.7	$1.5
Exercise price—beginning of year	$167.70	$158.21	$149.25
Exercise price—end of year	$177.76	$167.70	$158.21
Compensation expense (income)	$—	$—	$—

The total in-the-money value of all outstanding Incentive Options and those Incentive Options currently exercisable at December 31, 2008 was $0.5 million and $0.3 million. The Incentive Options expire in February 2010. White Mountains expects approximately 3,000 Incentive Options to become exercisable in 2009 and will issue common shares when the Incentive Options are exercised.

Share-Based Compensation Based on OneBeacon Ltd. Common Shares

OneBeacon Performance Shares

The following summarizes activity for the years ended December 31, 2008 and 2007 for OneBeacon Performance Shares granted under the OneBeacon Incentive Plan:

	Year ended December 31,
	2008		2007
Millions, except share amounts	Target OneBeacon Performance Shares Outstanding	Accrued Expense	Target OneBeacon Performance Shares Outstanding	Accrued Expense
Beginning of period	1,063,690	$9.3	—	$—
Payments and deferrals(1)	(122,859)	(1.7)	—	—
New awards	1,430,258	—	934,131	—
Forfeitures and cancellations	(158,776)	(.6)	(158,638)	(.2)
Transfers from the WTM Incentive Plan(2)	—	—	288,197	4.4
Expense recognized	—	(2.4)	—	5.1
End of period	2,212,313	$4.6	1,063,690	$9.3

(1)

OneBeacon performance share payments in 2008 for the 2007 performance cycle were at 62.9% of target. All OneBeacon performance shares earned for the 2007 performance cycle were settled in cash or by deferral into certain non-qualified deferred compensation plans of OneBeacon’s subsidiaries.

(2)	In February 2007, the WTM performance shares of OneBeacon employees were replaced with an equivalent value of OneBeacon performance shares issued under the OneBeacon Incentive Plan.

The following summarizes OneBeacon Performance Shares outstanding awarded under the OneBeacon Incentive Plan at December 31, 2008 for each performance cycle:

	Target OneBeacon
	Performance
	Shares	Accrued
Millions, except share amounts	Outstanding	Expense
Performance cycle:
2007-2008	137,400	$—
2007-2009	763,748	—
2008-2010	1,367,379	4.7
Sub-total	2,268,527	4.7
Assumed forfeitures	(56,214)	(.1)
Total at December 31, 2008	2,212,313	$4.6

If 100% of the outstanding OneBeacon Performance Shares had been vested on December 31, 2008, the total additional compensation cost to be recognized would have been $9.3 million, based on December 31, 2008 accrual factors (common share price and payout assumptions).

The targeted performance goal for full payment of the outstanding OneBeacon performance shares granted during 2008 is growth in intrinsic business value per share of 11%. At a growth in intrinsic business value per share of 4% or less, no performance shares would be earned and at a growth in intrinsic business value per share of 18% or more, 200% of performance shares would be earned.  The targeted performance goal for full payment of the outstanding OneBeacon performance shares granted during 2007 is the attainment of a growth in intrinsic business value per share of 13%. At a growth in intrinsic business value per share of 6% or less, no performance shares would be earned and at a growth in intrinsic business value per share of 20% or more, 200% of performance shares would be earned.

For awards granted in February 2008, the OneBeacon Compensation Committee defined growth in intrinsic business value per share to be a weighted measure comprised of growth in the adjusted book value per share and underwriting return on equity.  For awards granted in February 2007, the OneBeacon Compensation Committee defined growth in intrinsic business value per share to be a weighted measure comprised of growth in the adjusted book value per share, underwriting return on equity and change in the market value per common share.

Non-Qualified Options

In November 2006, in connection with its initial public offering, OneBeacon Ltd. issued to its key employees 1,420,000 fixed-price Non-Qualified Options to acquire OneBeacon Ltd. common shares.

The options vest in equal installments on each of the third, fourth and fifth anniversaries of their issuance and expire five and a half years from the date of issuance.  The fair value of each option award at grant was estimated using a Black-Scholes option pricing model using an expected volatility assumption of 30%, a risk-free interest rate assumption of 4.6%, a forfeiture assumption of 5%, an expected dividend rate assumption of 3.4% and an expected term assumption of 5.5 years.  The options originally had a per share exercise price of $30.00.  On May 27, 2008, the OneBeacon Compensation Committee adjusted the exercise price to $27.97 to give effect to the $2.03 per share special dividend paid in the first quarter of 2008.  The compensation expense associated with the options and the incremental fair value of the award modification is being recognized ratably over the remaining period.  As of December 31, 2008 and 2007, there are 1,237,872 and 1,324,306 options outstanding. The unrecognized compensation expense associated with the options as of December 31, 2008 is $3.4 million and is being recognized ratably over the remaining three years.  OneBeacon recognized compensation expense of $1.1 million, $1.2 million and $0.2 million in connection with these options in the years ended December 31, 2008, 2007 and 2006, respectively.

The following summarizes option activity for the years ended December 31, 2008, 2007 and 2006:

	Year ended December 31,
	2008		2007		2006
Millions	Target Outstanding Options	Accrued Expense	Target Outstanding Options	Accrued Expense	Target Outstanding Options	Accrued Expense
Beginning of period	1,324,306	$1.4	1,420,000	$.2	—	$—
New awards	—	—	—	—	1,420,000	—
Forfeitures	(86,434)	—	(95,694)	—	—	—
Exercised	—	—	—	—	—	—
Expense recognized	—	1.1	—	1.2	—	.2
End of period	1,237,872	$2.5	1,324,306	$1.4	1,420,000	$.2

Restricted Stock Units

The Non-Qualified Options granted by OneBeacon Ltd., in connection with its initial public offering, did not include a mechanism in the options to reflect the contribution to total return from the regular quarterly dividend.  As a result, during the first quarter of 2008, OneBeacon granted 116,270 Restricted Stock Units (“RSUs”) to actively employed option holders.  The RSUs vest one-third on each of November 9, 2009, 2010 and 2011 subject to, for each vesting tranche of units, the attainment of 4% growth in OneBeacon’s adjusted book value per share from January 1, 2008 through the end of the calendar year immediately following the applicable vesting date.  Upon vesting, the RSUs will be mandatorily deferred into one of OneBeacon’s non-qualified deferred compensation plans and will be paid out in 2012 in cash or shares at the discretion of the OneBeacon Compensation Committee.  The expense associated with the RSUs is being recognized over the vesting period.  For the year ended December 31, 2008, OneBeacon recognized expense of $0.5 million.  As of December 31, 2008, 113,990 RSUs were outstanding.

Share-Based Compensation Under Qualified Retirement Plans

The variable contribution amounts earned by eligible participants of the KSOP constituted approximately 4%, 6% and 6% of salary for the years ended 2008, 2007 and 2006. OneBeacon recorded $11.8 million, $15.7 million and $15.5 million in compensation expense to pay benefits and allocate common shares to participant’s accounts for the years ended 2008, 2007 and 2006. The contributions made to the KSOP with respect to the years ended 2008, 2007 and 2006 were made with either the Company’s or OneBeacon Ltd.’s common shares, dependent on the employer.  As of December 31, 2008 and 2007, the plans owned less than 1% of either of the Company’s or OneBeacon Ltd.’s total common shares outstanding.

NOTE 13. Mandatorily Redeemable Preferred Stock of Subsidiaries

White Mountains had two classes of mandatorily redeemable preferred stock of subsidiaries that fell within the scope of FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and were considered non-controlling interests under FASB Staff Position No. 150-3. Accordingly, White Mountains classified these instruments as liabilities and had recorded them at their historical carrying values. All dividends and accretion on White Mountains’ mandatorily redeemable preferred stock have been recorded as interest expense. During the years ended December 31, 2008, 2007 and 2006, White Mountains recorded $33.4 million, $65.4 million and $58.6 million as interest expense on preferred stock.

Berkshire Preferred Stock

As part of the financing for the OneBeacon Acquisition, Berkshire invested a total of $300 million in cash, of which (1) $225 million was for the purchase of cumulative non-voting preferred stock of OBH, which had a $300 million redemption value; and (2) $75 million was for the purchase of warrants to acquire 1,724,200 common shares of the Company. The Berkshire Preferred Stock was redeemed on May 31, 2008 for $300 million, its redemption value. The Berkshire Preferred Stock was initially recorded at $145.2 million, as the aggregate proceeds received from Berkshire of $300 million were originally allocated between the Berkshire Preferred Stock and the warrants, based on their relative fair values, in accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The difference between the redemption value and the amount initially recorded for the Berkshire Preferred Stock were accreted through the income statement as interest expense. During the years December 31, 2008, 2007 and 2006, White Mountains declared and paid dividends of $11.8 million, $28.3 million, and $28.3 million on the Berkshire Preferred Stock. During the years ended December 31, 2008, 2007 and 2006, White Mountains recorded $21.6 million, $36.1 million and $28.3 million of accretion charges related to the Berkshire Preferred Stock.

Zenith Preferred Stock

Also as part of the financing for the OneBeacon Acquisition, Zenith Insurance Company (“Zenith”) purchased $20.0 million in cumulative non-voting preferred stock of a subsidiary of the Company (the “Zenith Preferred Stock”). White Mountains’ exercised its option to redeem the Zenith Preferred Stock on June 30, 2007. During the years ended December 31, 2007 and 2006, White Mountains declared and paid dividends of $1.0 million and $2.0 million on the Zenith Preferred Stock.

Economic Defeasance

In connection with the OneBeacon Offering, White Mountains established two irrevocable grantor trusts to economically defease the Berkshire Preferred Stock and the Zenith Preferred Stock. The assets of each trust were solely dedicated to the satisfaction of the payment of dividends and redemption amounts on the $300 million liquidation preference of the Berkshire Preferred Stock and the $20 million liquidation preference of the Zenith Preferred Stock.  Assets held in one of the trusts were used to redeem the Zenith Preferred Stock in June 2007, while assets held in the remaining trust were used to redeem the Berkshire Preferred Stock in May 2008.

NOTE 14. Common Shareholders’ Equity

Common shares repurchased and retired

On October 31, 2008, Berkshire exchanged substantially all of its 16.3% stake in White Mountains (1,634,921 of its 1,724,200 common shares) for 100% of a White Mountains subsidiary, which held CCIC, the International American Group, and $707.9 million in cash.

White Mountains’ Board of Directors on November 17, 2006 authorized the Company to repurchase up to 1 million of its common shares, from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. Since the inception of the program, the Company has repurchased and retired 420,611 common shares for $201.3 million. During 2008 the Company repurchased 129,770 shares under the plan for $55.9 million. On October 26, 2007, White Mountains repurchased 282,341 of its common shares for $500 per share, or $141.2 million, in a transaction with an institutional investor. In November 2007, 8,500 shares were repurchased for $4.2 million from another institutional investor.  During 2006, the Company did not repurchase any common shares under the plan.

In addition, during 2008 the Company repurchased 6,838 shares from a former employee’s retirement plan and in 2007 the Company repurchased 4,465 outstanding Restricted Shares held by certain key employees who were instead granted the market value of such shares in various non-qualified deferred compensation plans of the Company and its subsidiaries.

Common shares issued

During 2008, the Company issued a total of 26,800 common shares, which consisted of 3,300 shares issued in satisfaction of Options exercised and 6,200 Restricted Shares issued to key management personnel, 600 shares issued to directors of the Company, 15,000 shares issued for deferred compensation payouts, and 1,700 shares for incentive compensation awards. During 2007, the Company issued a total of 66,125 common shares, which consisted of 11,550 shares issued in satisfaction of Options exercised and 54,000 Restricted Shares issued to key management personnel, and 575 shares issued to directors of the Company. During 2006, the Company issued a total of 3,530 common shares, which consisted of shares issued in satisfaction of Options exercised.

Dividends on common shares

During 2008, the Company declared and paid cash dividends totaling $42.3 million (or $4.00 per common share). During 2007 and 2006, the Company declared and paid cash dividends totaling $86.2 million (or $8.00 per common share).

NOTE 15. Statutory Capital and Surplus

White Mountains’ insurance and reinsurance operations are subject to regulation and supervision in each of the jurisdictions where they are domiciled and licensed to conduct business. Generally, regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid loss and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. Over the last several years most states have implemented laws that establish standards for current, as well as continued, state accreditation. In addition, the NAIC uses risk-based capital (“RBC”) standards for property and casualty insurers as a means of monitoring certain aspects affecting the overall financial condition of insurance companies. At December 31, 2008, White Mountains’ active insurance and reinsurance operating subsidiaries met their respective RBC requirements.

OneBeacon’s consolidated combined policyholders’ surplus of its insurance operating subsidiaries as reported to various regulatory authorities as of December 31, 2008 and 2007, was $1.4 billion and $1.9 billion. OneBeacon’s consolidated combined statutory net (loss) income for the years ended December 31, 2008, 2007 and 2006 was $(156.5) million, $335.2 million and $372.0 million. The principal differences between OneBeacon’s combined statutory amounts and the amounts reported in accordance with GAAP include deferred acquisition costs, deferred taxes, gains recognized under retroactive reinsurance contracts, market value adjustments for debt securities and recognition of pension plans. OneBeacon’s insurance operating subsidiaries’ statutory policyholders’ surplus at December 31, 2008 was in excess of the minimum requirements of relevant state insurance regulations. During 2008, One Beacon’s regulated insurance operating subsidiaries declared and paid $197.0 million of dividends to One Beacon Insurance Group LLC (“One Beacon LLC”). In December 2008, One Beacon LLC contributed $25.0 million to One Beacon Insurance Company, one of its regulated insurance operating subsidiaries.

WMRe America’s policyholders’ surplus, as reported to various regulatory authorities as of December 31, 2008 and 2007, was $708.8 million and $926.6 million. WMRe America’s statutory net income (loss) for the years ended December 31, 2008, 2007 and 2006 was $(123.8) million, $62.9 million and $46.9 million. The principal differences between WMRe America’s statutory amounts and the amounts reported in accordance with GAAP include deferred acquisition costs, deferred taxes, gains recognized under retroactive reinsurance contracts and market value adjustments for debt securities. WMRe America’s statutory policyholders’ surplus at December 31, 2008 was in excess of the minimum requirements of relevant state insurance regulations.

In accordance with Swedish regulations, WMRe Sirius holds restricted reserves of $865.1 million, which represents 73.7% of untaxed reserves, as a component of Swedish statutory shareholders’ equity. These restricted reserves cannot be paid as dividends. WMRe Sirius’s regulatory capital at December 31, 2008 was $1,343.0 million.

WMRe Bermuda is subject to regulation and supervision by the Bermuda Monetary Authority (“BMA”). Generally, the BMA has broad supervisory and administrative powers over such matters as licenses, standards of solvency, investments, methods of accounting, form and content of financial statements, minimum capital and surplus requirements, and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. As of December 31, 2008, WMRe Bermuda had statutory capital and surplus of $589.6 million, which was in excess of the minimum requirements of the BMA.

Scandinavian Re is also subject to regulation and supervision by the BMA. As of December 31, 2008, Scandinavian Re had statutory capital and surplus of $62.0 million, which was in excess of the minimum requirements of the BMA.

Esurance’s consolidated combined policyholders’ surplus of its insurance operating subsidiaries as reported to various regulatory authorities as of December 31, 2008, and 2007, was $124.7 million and $120.0 million. Esurance’s insurance operating subsidiaries’ statutory policyholders’ surplus at December 31, 2008 was in excess of the minimum requirements of relevant state insurance regulations.

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

OneBeacon:

Generally, OneBeacon’s regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. Based upon December 31, 2008 statutory surplus of $1.4 billion, OneBeacon’s top tier regulated insurance operating subsidiaries have the ability to pay approximately $136.0 million of dividends during 2009 without prior approval of regulatory authorities, subject to the availability of unassigned funds. As of December 31, 2008, OneBeacon’s top tier regulated insurance operating subsidiaries had $0.9 billion of unassigned funds. During 2008, OneBeacon’s regulated insurance operating subsidiaries declared and paid $197.0 million of dividends to their immediate parent.

During 2008, One Beacon’s unregulated operating subsidiaries declared and paid $6.0 million of dividends to their immediate parent. At December 31, 2008, OneBeacon’s unregulated operating subsidiaries had approximately $10.1 million of unrestricted cash.

During 2008, OneBeacon Ltd. paid $275.5 million of dividends to its common shareholders. White Mountains received a total of $205.9 million of these dividends.

As of December 31, 2008, OneBeacon Ltd. and its intermediate holding companies had approximately $159.6 million of net unrestricted cash and fixed maturity investments outside of its regulated insurance operating subsidiaries.

White Mountains Re:

WMRe America has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. Based upon December 31, 2008 statutory surplus of $708.8 million, WMRe America would have the ability to pay approximately $70.9 million of dividends during 2009 without prior approval of regulatory authorities, subject to the availability of earned surplus. As of December 31, 2008, WMRe America had negative earned surplus. During 2008, WMRe America declared and paid $61.1 million of dividends to its immediate parent.

In accordance with the provisions of Swedish law, WMRe Sirius can voluntarily transfer its pre-tax income, or a portion thereof, subject to certain limitations, to its Swedish parent company to minimize taxes (referred to as a group contribution). In early 2008, WMRe Sirius transferred approximately $33 million of its 2007 pre-tax income to its Swedish parent company as a group contribution. In early 2009, WMRe Sirius intends to transfer approximately $60.0 million of its 2008 pre-tax income to its Swedish parent company as a group contribution.

WMRe Sirius has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, WMRe Sirius has allocated the majority of its pre-tax earnings, after group contributions to its Swedish parent company, to the Safety Reserve (see “Safety Reserve” below). As of December 31, 2008, WMRe Sirius had $55.0 million of unrestricted statutory surplus, which is available for distribution in 2009.  During 2008, WMRe Sirius paid $52.0 million in dividends to its immediate parent.

During 2007, White Mountains Re increased the capital of WMRe Bermuda, as WMRe Sirius first contributed $136.0 million to WMRe Bermuda, and then White Mountains Re extracted WMRe Bermuda from WMRe Sirius and contributed the net proceeds of its May 2007 Preference Share issuance, or approximately $246 million, to WMRe Bermuda. Additionally, during the fourth quarter of 2007, WMRe America redeemed $285.0 million of its common shares, after receiving approval from the Insurance Department of the State of New York; $250.0 million of these proceeds were used to further capitalize WMRe Bermuda. As of December 31, 2007, WMRe Bermuda’s capital was $776.5 million.

During 2009, WMRe Bermuda has the ability to make capital distributions without the prior approval of regulatory authorities, subject to meeting all appropriate liquidity and solvency requirements, of up to $101.0 million, which is equal to 15% of December 31, 2008 statutory capital excluding statutory surplus.  During 2008, WMRe Bermuda declared and paid $42.5 million of dividends and made $17.5 million of capital distributions to its immediate parent.

During 2008, WMRUS paid $9.0 million of cash dividends to its immediate parent. At December 31, 2008, WMRUS had $1.8 million of unrestricted cash.

In addition, as of December 31, 2008, White Mountains Re and its intermediate holding companies had approximately $97.1 million of net unrestricted cash and fixed maturity investments outside of WMRe America, WMRe Sirius, WMRe Bermuda, and WMRUS. During 2008, White Mountains Re paid $100.0 million of cash dividends to its immediate parent.

Esurance:

Generally, Esurance’s regulated insurance operating subsidiaries have the ability to pay dividends during any 12 month period without the prior approval of regulatory authorities in an amount equal to the lesser of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. As a result, based on December 31, 2008 statutory net income, Esurance’s top tier regulated insurance operating subsidiary does not have the ability to pay dividends during 2009 without prior approval of regulatory authorities and subject to the availability of unassigned funds. As of December 31, 2008, Esurance’s top tier regulated insurance operating subsidiary had $32.9 million of unassigned funds.

In addition, as of December 31, 2008, Esurance had $0.3 million of net unrestricted cash and fixed maturity investments outside of its regulated insurance operating subsidiaries. During 2008, Esurance did not pay any cash dividends to its immediate parent.

Other operations:

WM Advisors did not pay any dividends to its immediate parent during 2008. As of December 31, 2008, WM Advisors had $31.3 million of unrestricted cash and fixed maturity investments.

As of December 31, 2008, White Mountains had $167.6 million of net unrestricted cash and fixed maturity investments at the Company and its intermediate holding companies included in its other operations segment.

Safety Reserve

In accordance with provisions of Swedish law, WMRe Sirius is permitted to transfer up to the full amount of its pre-tax income, subject to certain limitations, into an untaxed reserve referred to as a safety reserve, which amounted to $1.2 billion at December 31, 2008. Under GAAP, an amount equal to the safety reserve, net of the related deferred tax liability established at the Swedish tax rate of 26.3%, is classified as shareholders’ equity. Generally, this deferred tax liability is only required to be paid by WMRe Sirius if it fails to maintain predetermined levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on WMRe Sirius’s safety reserve ($308.7 million at December 31, 2008) is included in solvency capital. Access to the safety reserve is restricted to coverage of aggregate losses and requires the approval of Swedish regulatory authorities. Similar to the approach taken by Swedish regulatory authorities, major rating agencies include the $1.2 billion balance of the safety reserve, without any provision for deferred taxes, in WMRe Sirius’ capital when assessing WMRe Sirius’ financial strength.

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

OneBeacon’s business comprises three major lines of business: specialty, commercial and personal. OneBeacon’s specialty lines are a collection of niche insurance business lines including specialty liability products, marine insurance, tuition reimbursement, professional liability, collector car and boat, and accident & health products. OneBeacon’s commercial lines provide property and liability insurance products including multi-peril, auto, workers compensation, general liability, umbrella, property and inland marine products to small and middle market businesses. OneBeacon’s personal lines underwrite homeowners, personal auto and combination insurance policies. White Mountains Re provides reinsurance coverage for property, casualty, accident & health, agriculture, aviation and space and certain other exposures on a worldwide basis. Esurance writes personal auto insurance through its website and select online agents. Other Operations consists of the Company, the Company’s intermediate holding companies, WM Advisors, Galileo and WM Life Re as well as the International American Group (until its disposition on October 31, 2008) and various other entities not included in other segments. The Other Operations segment also includes White Mountains’ investments in Delos, Symetra, Tuckerman Fund I and Tuckerman Fund II until its transfer to White Mountains Re, effective June 30, 2008.

Significant intercompany transactions among White Mountains’ segments have been eliminated herein. Financial information for White Mountains’ segments follows:

Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
Year ended December 31, 2008:
Earned insurance and reinsurance premiums	$1,879.0	$1,000.8	$830.2	$—	$3,710.0
Net investment income	164.4	178.1	33.8	34.0	410.3
Net realized investment losses	(318.9)	(180.5)	(10.0)	(59.3)	(568.7)
Net unrealized losses on investments	(444.7)	(104.0)	(36.1)	(3.6)	(588.4)
Other revenue - foreign currency translation loss	—	(58.6)	—	—	(58.6)
Other revenue	13.8	42.6	43.3	(48.6)	51.1
Total revenues	1,293.6	878.4	861.2	(77.5)	2,955.7
Losses and LAE	1,126.2	745.0	635.8	(.6)	2,506.4
Insurance and reinsurance acquisition expenses	368.3	214.1	170.1	—	752.5
Other underwriting expenses	290.8	100.4	73.2	2.2	466.6
General and administrative expenses	20.3	40.5	32.1	129.0	221.9
Amortization of AFI purchase accounting adjustments	—	—	16.0	—	16.0
Accretion of fair value adjustment to loss and LAE reserves	12.0	4.9	—	—	16.9
Interest expense on debt	44.9	26.6	.5	10.1	82.1
Interest expense—dividends on preferred stock	11.8	—	—	—	11.8
Interest expense—accretion on preferred stock	21.6	—	—	—	21.6
Total expenses	1,895.9	1,131.5	927.7	140.7	4,095.8
Pre-tax loss	$(602.3)	$(253.1)	$(66.5)	$(218.2)	$(1,140.1)

Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
Year ended December 31, 2007:
Earned insurance and reinsurance premiums	$1,873.6	$1,146.8	$763.3	$—	$3,783.7
Net investment income	208.5	210.5	29.6	84.4	533.0
Net realized investment gains	173.7	63.7	4.5	21.3	263.2
Other revenue - foreign currency translation loss	—	(12.5)	—	—	(10.6)
Other revenue	17.2	17.5	13.6	118.1	164.5
Total revenues	2,273.0	1,426.0	811.0	223.8	4,733.8
Losses and LAE	1,089.8	701.0	622.4	(6.8)	2,406.4
Insurance and reinsurance acquisition expenses	318.9	255.0	202.7	—	776.6
Other underwriting expenses	329.4	118.5	58.4	2.7	509.0
General and administrative expenses	9.8	26.2	.2	164.3	200.5
Accretion of fair value adjustment to loss and LAE reserves	16.0	5.4	—	—	21.4
Interest expense on debt	45.2	23.2	—	4.6	73.0
Interest expense—dividends on preferred stock	29.3	—	—	—	29.3
Interest expense—accretion on preferred stock	36.1	—	—	—	36.1
Total expenses	1,874.5	1,129.3	883.7	164.8	4,052.3
Pre-tax income (loss)	$398.5	$296.7	$(72.7)	$59.0	$681.5

Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
Year ended December 31, 2006:
Earned insurance and reinsurance premiums	$1,944.0	$1,241.2	$527.5	$—	$3,712.7
Net investment income	187.6	182.7	18.4	46.8	435.5
Net realized investment gains	156.4	59.0	6.9	50.4	272.7
Gain on sale of shares through initial public offering of OneBeacon Ltd.	—	—	—	171.3	171.3
Other revenue - foreign currency translation loss	—	20.7	—	—	20.7
Other revenue	38.8	27.1	7.4	108.0	181.3
Total revenues	2,326.8	1,530.7	560.2	376.5	4,794.2
Losses and LAE	1,180.3	884.6	383.9	3.9	2,452.7
Insurance and reinsurance acquisition expenses	332.3	287.2	135.3	—	754.8
Other underwriting expenses	360.1	94.7	48.8	1.8	505.4
General and administrative expenses	15.3	24.2	.2	178.6	218.3
Accretion of fair value adjustment to loss and LAE reserves	23.0	1.5	—	—	24.5
Interest expense on debt	45.6	1.5	—	3.0	50.1
Interest expense—dividends on preferred stock	30.3	—	—	—	30.3
Interest expense—accretion on preferred stock	28.3	—	—	—	28.3
Total expenses	2,015.2	1,293.7	568.2	187.3	4,064.4
Pre-tax income (loss)	$311.6	$237.0	$(8.0)	$189.2	$729.8

Selected Balance Sheet Data Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
December 31, 2008:
Total investments	$3,811.5	$4,067.5	$796.4	$327.3	$9,002.7
Reinsurance recoverable on paid and unpaid losses	2,525.0	570.9	1.8	—	3,097.7
Total assets	7,867.5	6,051.3	1,095.6	881.4	15,895.8
Loss and LAE reserves	4,294.0	2,735.4	370.7	—	7,400.1
Total liabilities	6,712.4	4,275.1	658.1	754.8	12,400.4
Minority interest	—	310.5	—	286.1	596.6
Total common shareholders’ equity	1,155.1	1,465.7	437.5	(159.5)	2,898.8
December 31, 2007:
Total investments	$5,169.5	$5,170.2	$754.9	$554.4	$11,649.0
Reinsurance recoverable on paid and unpaid losses	2,651.4	842.2	2.2	31.6	3,527.4
Total assets	9,510.9	7,361.6	1,013.0	1,197.1	19,082.6
Loss and LAE reserves	4,480.3	3,252.1	285.2	44.5	8,062.1
Total liabilities	7,604.4	5,132.2	568.0	197.2	13,501.8
Minority interest	—	324.4	—	543.0	867.4
Total common shareholders’ equity	1,906.5	1,905.0	445.0	456.9	4,713.4

The following tables provide net written premiums and earned insurance premiums for OneBeacon’s ongoing businesses and in total for the years ended December 31, 2008, 2007 and 2006:

Millions	Specialty	Commercial	Personal	Total(1)
Twelve Months Ended December 31, 2008:
Net written premiums	$621.9	$722.1	$618.7	$1,963.1
Earned insurance premiums	$512.7	$725.2	$640.8	$1,879.0
Twelve Months Ended December 31, 2007:
Net written premiums	$440.3	$733.4	$690.4	$1,864.4
Earned insurance premiums	$433.3	$715.2	$725.0	$1,873.6
Twelve Months Ended December 31, 2006:
Net written premiums	$433.9	$722.0	$800.6	$1,957.6
Earned insurance premiums	$431.7	$689.9	$822.3	$1,944.0

(1) Includes results from runoff operations and eliminations between underwriting units.

NOTE 17. Investments in Unconsolidated Affiliates

White Mountains’ investments in unconsolidated affiliates represent operating investments in other companies in which White Mountains has a significant voting and economic interest but does not control the entity.

Symetra

As of December 31, 2008, White Mountains owns 24% of Symetra’s common shares on a fully converted basis, consisting of 17.4 million common shares and warrants to acquire an additional 9.5 million common shares. White Mountains accounts for its investment in common shares of Symetra using the equity method of accounting and accounts for its Symetra warrants under FAS 133, recording the warrants at fair value with changes in fair value recognized through the income statement as a realized investment gain or loss.  Symetra’s warrants are not publicly traded. Accordingly, the fair value measurement of the warrants is based on unobservable inputs and is classified as a Level 3 measurement.

For the year ended December 31, 2008, the value of White Mountains’ investment in Symetra warrants decreased by $50.0 million.  The decrease was due to a decline in the valuation of stocks in the life insurance sector during the year.

The following table summarizes amounts recorded by White Mountains relating to its investment in Symetra:

Millions	Common shares	Warrants	Total
Carrying value of investment in Symetra as of January 1, 2006	$263.9	$47.8	$311.7
Equity in earnings of Symetra(1)	26.6	—	26.6
Net unrealized gains from Symetra’s equity portfolio	2.7	—	2.7
Dividends	(15.6)	—	(15.6)
Net unrealized losses from Symetra’s fixed maturity portfolio	(28.3)	—	(28.3)
Increase in value of warrants	—	6.2	6.2
Carrying value of investment in Symetra as of December 31, 2006(2)	$249.3	$54.0	$303.3
Equity in earnings of Symetra(1)	31.6	—	31.6
Net unrealized losses from Symetra’s equity portfolio and other	(6.9)	—	(6.9)
Dividends	(31.2)	—	(31.2)
Net unrealized losses from Symetra’s fixed maturity portfolio	(1.5)	—	(1.5)
Increase in value of warrants	—	23.3	23.3
Carrying value of investment in Symetra as of December 31, 2007(2)	$241.3	$77.3	$318.6
Equity in earnings of Symetra(1)	4.4	—	4.4
Net unrealized losses from Symetra’s fixed maturity portfolio	(191.7)	—	(191.7)
Decrease in value of warrants	—	(50.0)	(50.0)
Carrying value of investment in Symetra as of December 31, 2008(2)	$54.0	$27.3	$81.3

(1) Equity in earnings is net of tax of $0.

(2) Includes equity in net unrealized losses from Symetra’s fixed maturity portfolio at December 31, 2008, 2007 and 2006 of $197.3,   $5.6 and $4.1.

During 2007, White Mountains received cash dividends from Symetra of $31.2 million on its common share investment which is accounted for as a reduction of White Mountains’ investment in Symetra in accordance with equity accounting. During 2007, White Mountains also received cash dividends from Symetra of $17.0 million on its investment in Symetra warrants that was recorded as net investment income.

The following table summarizes financial information for Symetra as of December 31, 2008 and 2007:

Millions	2008	2007
Symetra balance sheet data:
Total cash and investments	$16,722.7	$17,158.9
Separate account assets	716.2	1,181.9
Total assets	19,231.1	19,560.2
Funds held under deposit contracts	16,810.4	15,562.0
Long-term debt	448.8	448.6
Separate account liabilities	716.2	1,181.9
Total liabilities	18,943.4	18,275.1
Common shareholders’ equity	287.7	1,285.1

The following table summarizes financial information for Symetra for the years ended December 31, 2008, 2007 and 2006:

Millions	2008	2007	2006
Symetra income statement data:
Net premiums earned	$584.8	$530.5	$525.7
Net investment income	958.9	973.6	984.9
Total revenues	1,453.5	1,589.6	1,568.4
Policy benefits	1,114.6	1,019.4	1,030.2
Total expenses	1,438.2	1,340.8	1,324.4
Net income	23.6	167.3	159.5
Comprehensive net (loss) income	(1,016.5)	155.3	22.4

Pentelia

In April 2007, White Mountains invested $50 million in common equity of Pentelia. White Mountains has determined that Pentelia is a variable interest entity but that White Mountains is not the primary beneficiary.  At December 31, 2007, the investment was accounted for as an equity method investment.  During the first quarter of 2008, Pentelia raised additional equity capital.  Subsequent to the capital raise, White Mountains’ ownership interest in Pentelia was reduced from 17% to approximately 13%. Accordingly, White Mountains’ investment in Pentelia is now accounted for as a trading security in other investments.  At December 31, 2008, White Mountains redeemed $10.0 million, or 21.9%, of its investment in Pentelia. Changes in the fair value of White Mountains’ investment in Pentelia are recognized in the net change in unrealized investment losses. White Mountains investment in Pentelia as of December 31, 2008 and 2007 was $35.4 million and $52.4 million.

White Mountains also obtained an equity interest of 33% in Pentelia Capital Management (“PCM”) for $1.6 million in April 2007. This investment is accounted for under the equity method. For the year ended December 31, 2008 White Mountains recorded less than $0.1 million of equity in earnings in PCM. As of December 31, 2008 and 2007, White Mountains investment in PCM was $1.6 million for both periods.

The following table summarizes financial information for Pentelia as of December 31, 2007:

Millions	2007
Pentelia Investment Limited balance sheet data:
Financial assets, at fair value	$274.0
Cash and cash equivalents	118.8
Total assets	495.3
Subscriptions received in advance	92.7
Loan payable	75.0
Total liabilities	188.1
Common shareholders’ equity	307.2

MSA

On October 31, 2006, White Mountains’ investment in Man Street America Holdings, Inc. (“MSA”) was restructured. White Mountains received a $70 million cash dividend from MSA, following which White Mountains sold its 50% common stock investment in MSA to the MSA Group for (i) $70.0 million in 9.0% non-voting cumulative perpetual preferred stock of the MSA Group, and (ii) 4.9%, of the common stock of the MSA Group, which was recorded at an initial carrying value of $24.5 million. These transactions resulted in a net after-tax realized gain of $8.5 million.

Effective October 31, 2006 and prior to the adoption of FAS 159, White Mountains accounted for its remaining investment in the MSA Group in accordance with FAS 115. Prior to the sale, White Mountains owned 50% of the total common shares outstanding of MSA and accounted for this investment using the equity method of accounting. The following table provides summary financial amounts recorded by White Mountains under the equity method relating to its investment in MSA common stock:

Millions	2006
Amounts recorded by White Mountains under the equity method:
Investment in MSA common stock	$—
Equity in earnings from MSA common stock(1)	10.3
Equity in net unrealized investment gains (losses) from MSA’s investment portfolio(2)	.3

(1)  Equity in earnings amounts are net of taxes of $5.6 for the ten months ended October 31, 2006.

(2)  Recorded directly to shareholders’ equity (after-tax) as a component of other comprehensive income.

Delos

On August 3, 2006, White Mountains Re sold its wholly-owned subsidiary, Sirius America, to an investor group led by Lightyear Capital for $138.8 million in cash. As part of the transaction, White Mountains acquired an equity interest of approximately 18% in the acquiring entity, Delos. White Mountains accounts for its investment in Delos under the equity method. For the years ended December 31, 2008 and 2007, White Mountains recorded $1.1 million and $1.3 million of pre-tax equity in earnings and $(0.9) million and $0.3 million of pre-tax unrealized (losses) gains from its investment in Delos. White Mountains’ investment in Delos at December 31, 2008 and 2007 totaled $34.0 million and $33.8 million.

AFI

In January 2008, White Mountains acquired 42% of the outstanding debt and equity of AFI.  During the first quarter of 2008, White Mountains accounted for its investment in AFI under the equity method.  For the three months ended March 31, 2008, White Mountains recorded $0.1 million of after-tax equity in earnings from its investment in AFI.  As of April 1, 2008, White Mountains’ ownership in AFI increased to 68.9%.  As a result, White Mountains now accounts for its investment in AFI as a consolidated subsidiary.  On July 30, 2008, White Mountains acquired the remaining equity and debt interests in AFI from the minority own. (See Note 2).

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

OneBeacon has no ownership interest in the three reciprocals. However, under the provisions of FIN 46R, OneBeacon has determined that each of the reciprocals qualify as a VIE. Further, OneBeacon has determined that it is the primary beneficiary and is required to consolidate all three reciprocals.

In 2002, OneBeacon formed New Jersey Skylands Management LLC to provide management services for a fee to New Jersey Skylands Insurance Association, a reciprocal, and its wholly owned subsidiary New Jersey Skylands Insurance Company (together, “New Jersey Skylands Insurance”). New Jersey Skylands Insurance was capitalized with a $31.3 million surplus note issued to OneBeacon in 2002. At December 31, 2008 and 2007, consolidated amounts related to New Jersey Skylands Insurance included total assets of $119.0 million and $106.0 million and total liabilities of $140.3 million and $124.4 million. At December 31, 2008, the net amount of capital at risk is equal to the surplus note of $31.3 million less the accumulated losses to date of $21.3 million, which includes accrued interest on the surplus note of $20.8 million that eliminates in consolidation.

In 2004, OneBeacon formed Houston General Management Company to provide management services for a fee to another reciprocal, Houston General Insurance Exchange. During 2004, OneBeacon contributed $2.0 million of capital to Houston General Insurance Exchange. In 2005, OneBeacon contributed one of its subsidiaries, Houston General Insurance Company, with assets of $149.4 million and liabilities of $127.6 million, to Houston General Insurance Exchange (together “Houston General Insurance”). Subsequent to the contribution of Houston General Insurance Company, Houston General Insurance Exchange issued a surplus note of $23.7 million to OneBeacon. At December 31, 2008 and 2007, consolidated amounts related to Houston General Insurance included total assets of $142.4 million and $163.3 million and total liabilities of $157.5 million and $174.0 million. At December 31, 2008 the net amount of capital at risk is equal to the surplus note of $23.7 million less the accumulated losses to date of $15.1 million, which includes accrued interest on the surplus note of $9.8 million that eliminates in consolidation.

In 2006, Adirondack AIF, LLC, a wholly owned subsidiary of OneBeacon, entered into an agreement to provide management services for a fee to Adirondack Insurance Exchange (“Adirondack Insurance”), a reciprocal. Adirondack Insurance was capitalized with a $70.7 million surplus note issued to OneBeacon in May 2006. At December 31, 2008 and 2007, consolidated amounts related to Adirondack Insurance included total assets of $250.3 million and $241.4 million and total liabilities of $264.3 million and $252.9 million. At December 31, 2008, the net amount of capital at risk is equal to the surplus note of $70.7 million less the accumulated losses to date of $14.0 million, which includes accrued interest on the surplus note of $23.3 million that eliminates in consolidation.

Pentelia

In 2007, White Mountains has made an investment in Pentelia, a corporation that invests in insurance-related investment assets. White Mountains has determined that Pentelia is a variable interest entity. However, White Mountains is not the primary beneficiary. At December 31, 2007, the investment was accounted for as an equity method investment.  During the first quarter of 2008, Pentelia raised additional equity capital.  Subsequent to the capital raise, White Mountains’ ownership interest in Pentelia was reduced from 17% to approximately 13%.  Accordingly, White Mountains’ investment in Pentelia is now accounted for as a trading security in other investments.  Changes in the fair value of White Mountains’ investment in Pentelia are recognized in the net change in unrealized investment losses. White Mountains exposure to loss is limited to the carrying value of its investment in Pentelia which was $35.4 million and $52.4 million as of December 31, 2008 and 2007, respectively.

Prospector Offshore Fund

White Mountains has determined that the Prospector Offshore Fund, Ltd. (“the Prospector Fund”) is a VIE for which White Mountains is the primary beneficiary and is required to consolidate the Prospector Fund. At December 31, 2008 and 2007, White Mountains consolidated total assets of $128.1 million and $207.0 million and total liabilities of $40.6 million and $68.8 million of the Prospector Fund. In addition, at December 31, 2008 and 2007, White Mountains recorded a minority interest liability of $35.1 million and $74.4 million representing the non-controlling interests in the Prospector Fund. For the years ended December 31, 2008 and 2007, White Mountains recorded $8.1 million and $(7.1) million of minority interest income (expense) related to the Fund. At December 31, 2008, the net amount of capital at risk is equal to White Mountains’ investment in the Fund of $52.4 million, which represents White Mountains’ ownership interest of 59.9% in the Prospector Fund.

Tuckerman Fund I

White Mountains has determined that Tuckerman Fund I is a VIE for which White Mountains is the primary beneficiary and is required to consolidate Tuckerman Fund I. At December 31, 2008 and 2007, White Mountains consolidated total assets of $23.3 million and $30.7 million and total liabilities of $16.0 million and $19.1 million of Tuckerman Fund I. In addition, at December 31, 2008 and 2007, White Mountains recorded a minority interest liability of $2.6 million and $(0.4) million representing the non-controlling interests in Tuckerman Fund I. For the years ended December 31, 2008 and 2007, White Mountains recorded $1.0 million and $0.9 million of minority interest expense related to Tuckerman Fund I. At December 31, 2008, the net amount of capital at risk is equal to White Mountains’ investment in Tuckerman Fund I of $4.7 million, which represents White Mountains’ ownership interest of 90.5% in Tuckerman Fund I.

Tuckerman Fund II

White Mountains has determined that Tuckerman Fund II is a VIE for which White Mountains is the primary beneficiary and is required to consolidate Tuckerman Fund II. At December 31, 2008 and 2007, White Mountains consolidated total assets of $62.3 million and $60.6 million and total liabilities of $19.4 million and $18.9 million. In addition, at December 31, 2008 and 2007, White Mountains recorded a minority interest liability of $25.5 million and $26.2 million representing the non-controlling interest in Tuckerman Fund II. For the years ended December 31, 2008 and 2007, White Mountains recorded $6.0 million and $3.6 million of minority interest expense related to Tuckerman Fund II. At December 31, 2008, the net amount of capital at risk is equal to White Mountains’ investment in Tuckerman Fund II of $17.4 million, which represents White Mountains’ ownership interest of 45.3% in Tuckerman Fund II.

NOTE 19. Fair Value of Financial Instruments

FAS No. 107, Disclosure about Fair Value of Financial Instruments (“FAS 107”), requires disclosure of fair value information of financial instruments. For certain financial instruments where quoted market prices are not available, the fair values of these financial instruments were estimated by discounting future cash flows using current market rates for similar obligations or using quoted market prices. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. FAS 107 excludes certain financial instruments from disclosure, including insurance contracts, other than financial guarantees and investment contracts. White Mountains carries its financial instruments on its balance sheet at fair value with the exception of its fixed-rate, long-term indebtedness and its mandatorily redeemable preferred stock.

The following table summarizes the fair value and carrying value of financial instruments as of December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
OBH Senior Notes	$483.3	$675.1	$703.2	$698.9
WMRe Senior Notes	254.0	399.0	398.3	398.9
WMRe Preference Shares(1)	117.5	250.0	219.4	250.0
Berkshire Preferred Stock	—	—	307.0	278.3

(1) WMRe Preference Shares are recorded as minority interest.

NOTE 20. Transactions with Related Persons

Prospector

Mr. John Gillespie is the founder and Managing Member of Prospector.  Prospector serves as a discretionary adviser with respect to specified assets, primarily equity securities, managed by WM Advisors on behalf of White Mountains and other clients of WM Advisors, including the defined benefit and defined contribution plans of OneBeacon.  Pursuant to an investment management agreement with WM Advisors (the “WMA Agreement”), Prospector charged WM Advisors fees based on the following schedule: 100 basis points on the first $200 million of assets under management; 50 basis points on the next $200 million; and 25 basis points on amounts over $400 million.  At December 31, 2008, Prospector managed a total of approximately $0.4 billion of assets for WM Advisors under this arrangement.  Of this total, $181.1 million were assets of White Mountains and $202.1 million related to third party accounts managed by WM Advisors. The third party accounts are each separately subject to the above fee schedule.

Effective November 14, 2006, OneBeacon entered into a separate investment management agreement with Prospector pursuant to which Prospector supervises and directs specified assets, primarily equity securities.  Pursuant to this investment management agreement (the “OneBeacon Agreement”), Prospector charged OneBeacon fees based on the following schedule: 100 basis points on the first $200 million; 50 basis points on the next $200 million; and 25 basis points on amounts over $400 million.  At December 31, 2008, Prospector managed approximately $0.7 billion of assets for OneBeacon under this arrangement. This amount includes $195.9 million related to the OneBeacon ERISA accounts pursuant to the WM Advisors arrangement described above.

During 2008, Prospector earned $5.2 million in fees pursuant to the WMA Agreement and $5.3 million in fees pursuant to the OneBeacon Agreement, which includes $1.1 million in fees related to the ERISA accounts.

Prospector also advises White Mountains on matters including capital management, asset allocation, private equity investments and mergers and acquisitions. Pursuant to a Consulting Agreement for those services, Prospector was granted 10,800 performance shares for the 2009-2011 performance cycle, 9,600 performance shares for the 2008-2010 performance cycle and 8,000 performance shares for the 2007-2009 performance cycle.  In accordance with the terms of the WTM Incentive Plan, performance against target governing the performance shares will be confirmed by the Compensation Committee of the Board following the end of each performance cycle and the number of performance shares actually awarded at that time will range from 0% to 200% of the target number granted.  Unless and until the Consulting Agreement has been terminated, and subject to the approval of the Compensation Committee, at the beginning of each performance cycle Prospector is to be granted performance shares with a value of approximately $4.5 million.  The Compensation Committee establishes the performance target for such performance shares.

Pursuant to a revenue sharing agreement, Prospector has agreed to pay White Mountains 6% of the revenues in excess of $500,000 of certain of Prospector’s funds in return for White Mountains having made a founding investment in 1997.  White Mountains earned $0.2 million during 2008 under this arrangement.

At December 31, 2008, White Mountains had $127.1 million invested in limited partnership investment interests managed by Prospector.  (This total includes $38.9 million of OneBeacon assets.)  In addition, Messrs. Barrette, Davis, George Gillespie, John Gillespie, and Waters, each a director of the Company, and Mr. Campbell, an executive officer of the Company, owned limited partnership investment interests managed by Prospector as of such date.

Other relationships and transactions

Mr. Clark, a director of the Company, was Vice Chairman at Lehman and is currently Vice Chairman at Barclays Capital. Lehman has, from time to time, provided various services to White Mountains including investment banking services, brokerage services, underwriting of debt and equity securities and financial consulting services. Barclays acquired Lehman’s brokerage business in 2008.

Mr. George Gillespie, a director of the Company, serves as Special Counsel to CS&M.  CS&M has been retained by White Mountains from time to time to perform legal services.

Mr. John Gillespie, a director of the Company, indirectly through general and limited partnership interests holds a 33% interest in Dowling & Partners Connecticut Fund III, LP (“Fund III”).  Two of the Company’s indirect subsidiaries, OneBeacon Professional Partners (“OBPP”) and Folksamerica Specialty Underwriting, Inc. (“FSUI”), had previously borrowed approximately $8 million and $7 million, respectively, from Fund III in connection with an incentive program sponsored by the State of Connecticut known as the Connecticut Insurance Reinvestment Act (the “CIR Act”).  The CIR Act provides for Connecticut income tax credits to be granted for qualifying investments made by approved fund managers.  Both loans were repaid in full during 2006.  The loans were qualifying investments which generated tax credits to be shared equally between Fund III on the one hand and OBPP and FSUI on the other.  As a result of his interest in Fund III, during 2008, Mr. Gillespie generated approximately $0.2 million in such tax credits.

White Mountains currently sub-leases a building partially owned by Mr. John Gillespie and trusts for the benefit of members of his family (the “Gillespie Trusts”).  For 2008, the rental payments attributable to Mr. Gillespie’s ownership in the building totaled approximately $7,000 and the rental payments attributable to the Gillespie Trusts’ ownership in the building totaled approximately $59,000.

NOTE 21. Commitments and Contingencies

White Mountains leases certain office space under non-cancellable operating leases that expire on various dates through 2010. Rental expense for all of White Mountains’ locations was approximately $39.3 million, $54.8 million and $49.1 million for the years ended December 31, 2008, 2007 and 2006. White Mountains also has various other lease obligations that are immaterial in the aggregate.

White Mountains’ future annual minimum rental payments required under non-cancellable leases, which are primarily for office space, are $29.4 million, $23.4 million, $21.0 million and $41.3 million for 2009, 2010, 2011 and 2012 and thereafter, respectively.

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

Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. White Mountains accrues any significant insolvencies when the loss is probable and the assessment amount can be reasonably estimated. The actual amount of such assessments will depend upon the final outcome of rehabilitation proceedings and will be paid over several years. At December 31, 2008, the reserve for such assessments totaled $17.4 million.

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

OneBeacon

On July 24, 2008, OneBeacon and Liberty Mutual Insurance Group (“Liberty Mutual”) entered into a Confidential Settlement Agreement and Release (the “Settlement Agreement”) that resolved nearly four years of arbitration and litigation.  The disputes concerned amounts which Liberty Mutual asserted were due to it under agreements with OneBeacon (the “Liberty Agreements”) for unallocated loss adjustment expenses and amounts which OneBeacon asserted were due to it related to claims administration and reinsurance.  The Settlement Agreement represents a full and final resolution of the disputes related to the Liberty Agreements.

In connection with the Settlement Agreement, OneBeacon took a pre-tax charge in the amount of $9.2 million in the second quarter of 2008, representing a part of the cost of the settlement.  OneBeacon made a cash payment to Liberty Mutual in the amount of $16.0 million on July 30, 2008.  No further charges or payments will be made with respect to the disputed matters.

Scandinavian Re

Scandinavian Re is engaged in arbitration with St. Paul Fire & Marine Insurance Company, et al., regarding a dispute related to a Retrocessional Casualty Aggregate Stop Loss Agreement concerning casualty business written during the 1999-2001 underwriting years. Discovery is nearly complete and the arbitration is set for May 2009.

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

We assessed the effectiveness of White Mountains’ internal control over financial reporting as of December 31, 2008.  Our assessment did not include an assessment of the internal control over financial reporting for certain recent acquisitions.  These acquisitions were Answer Financial Inc. and Entertainment Brokers International Insurance Services which represent 0.5% and 0.1% of White Mountains’ total assets as of December 31, 2008 and 1.2% and 0.3% of White Mountains’ total revenue for the year ended December 31, 2008.  In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, we have concluded that White Mountains maintained effective internal control over financial reporting as of December 31, 2008.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of White Mountains’ internal control over financial reporting as of December 31, 2008 as stated in their report which appears on pages F-69.

February 27, 2009

/s/ RAYMOND BARRETTE	/s/ DAVID T. FOY
Chairman and CEO	Executive Vice President and CFO
(Principal Executive Officer)	(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of White Mountains Insurance Group, Ltd.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of White Mountains Insurance Group, Ltd. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, White Mountains Insurance Group, Ltd. changed its method of accounting for certain invested assets and variable annuity liabilities in 2008.

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

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded Answer Financial Inc. and Entertainment Brokers International Insurance Services from its assessment of internal control over financial reporting as of December 31, 2008 because they were acquired by the Company during 2008. We have also excluded Answer Financial Inc. and Entertainment Brokers International Insurance Services from our audit of internal control over financial reporting. Answer Financial Inc. and Entertainment Brokers International Insurance Services are wholly-owned subsidiaries whose total assets and total revenues represent 1% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

/s/ PricewaterhouseCoopers
New York, New York
February 27, 2009

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

Selected quarterly financial data for 2008 and 2007 is shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for the interim periods.

	2008 Three Months Ended				2007 Three Months Ended
Millions, except per share amounts	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Revenues	$360.6	$618.0	$1,039.2	$937.9	$1,201.7	$1,155.4	$1,210.6	$1,166.1
Expenses	917.4	1,098.5	1,038.3	1,041.6	1,019.8	963.9	1,034.4	1,034.2
Pre-tax (loss) earnings	(556.8)	(480.5)	.9	(103.7)	181.9	191.5	176.2	131.9
Tax benefit (provision)	311.6	150.8	3.4	32.9	(59.2)	(64.3)	(55.8)	(31.2)
Minority interest in consolidated subsidiaries	34.0	52.2	(19.5)	9.4	(23.6)	(24.0)	(26.4)	(19.0)
Equity in (loss) earnings of unconsolidated affiliates	(1.4)	.8	6.0	.4	2.1	8.2	8.6	10.5
(Loss) income before extraordinary items	$(212.6)	$(276.7)	$(9.2)	$(61.0)	$101.2	$111.4	$102.6	$92.2
(Loss) income before extraordinary items per share:
Basic	$(22.89)	$(26.55)	$(.87)	$(5.40)	$9.56	$10.33	$9.51	$8.56
Diluted	(22.92)	(26.55)	(.87)	(5.40)	9.55	10.32	9.49	8.54
Adjusted book value per share	$353.07	$404.62	$443.64	$446.28	$447.36	$438.10	$424.45	$441.64

SCHEDULE I

WHITE MOUNTAINS INSURANCE GROUP, LTD.

SUMMARY OF INVESTMENTS—OTHER THAN

INVESTMENTS IN RELATED PARTIES

At December 31, 2008

Millions	Cost	Carrying Value	Fair Value
Fixed maturities
Bonds:
U.S. Government and government agencies and authorities	$785.4	$798.9	$798.9
Corporate bonds and asset-backed securities	4,068.0	3,888.5	3,888.5
States, municipalities and political subdivisions	7.4	7.6	7.6
Foreign governments	696.6	731.1	731.1
Redeemable preferred stocks	74.2	54.4	54.4
Total fixed maturities	5,631.6	5,480.5	5,480.5
Short-term investments	2,244.5	2,244.5	2,244.5
Common equity securities:
Banks, trust and insurance companies	186.2	177.4	177.4
Public utilities	57.8	57.4	57.4
Industrial, miscellaneous and other	314.4	317.9	317.9
Total common equity securities	558.4	552.7	552.7
Other investments	431.2	416.2	416.2
Convertibles and bonds with warrants attached	327.3	308.8	308.8
Total investments	$9,193.0	$9,002.7	$9,002.7

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED BALANCE SHEETS

	December 31,
Millions	2008	2007
Assets:
Fixed maturity investments, at fair value	$.2	$19.0
Common equity securities, at fair value	4.0	17.1
Short-term investments, at amortized cost	52.0	5.2
Other assets	.8	.4
Investments in consolidated and unconsolidated affiliates	2,852.3	4,974.5
Total assets	$2,909.3	$5,016.2
Liabilities:
Long-term debt	$200.0	$—
Accounts payable and other liabilities	(189.5)	302.8
Total liabilities	10.5	302.8
Common shareholders’ equity	2,898.8	4,713.4
Total liabilities and common shareholders’ equity	$2,909.3	$5,016.2

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
Millions	2008	2007	2006
Revenues (including realized gains and losses)	$2.3	$.2	$22.9
Expenses	38.2	41.7	41.1
Pre-tax loss	(35.9)	(41.5)	(18.2)
Income tax (provision) benefit	(1.3)	1.6	(2.6)
Net loss	(37.2)	(39.9)	(20.8)
(Loss) earnings from consolidated affiliates	(518.1)	447.3	694.0
Consolidated net (loss) income	(555.3)	407.4	673.2
Other comprehensive net (loss) income items, after-tax	(385.5)	71.9	32.9
Consolidated comprehensive net (loss) income	$(940.8)	$479.3	$706.1
Computation of net (loss) income available to common shareholders:
Net (loss) income available to common shareholders	$(555.3)	$407.4	$673.2

SCHEDULE II

(continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions	2008	2007	2006
Net income	$(555.3)	$407.4	$673.2
Charges (credits) to reconcile net income to net cash from operations:
Net realized losses (gains) on sales of investments	9.7	(8.0)	(8.6)
Net unrealized investment losses	.2	—	—
Undistributed current losses (earnings) from subsidiaries	518.1	(447.2)	(694.0)
Dividends received from subsidiaries	747.9	2.7	—
Net income tax (payments) receipts	(.5)	6.8	—
Net change in other assets and other liabilities	(7.2)	(5.0)	15.4
Net cash provided from (used for) operations	712.9	(43.3)	(14.0)
Cash flows from investing activities:
Net (increase) decrease in short-term investments	(46.8)	80.4	(85.2)
Purchases of investment securities	—	(54.9)	(243.2)
Sales and maturities of investment securities	21.9	312.9	158.8
Issuance of debt (to) from subsidiaries(1)	(25.0)	315.0	(448.7)
Repayment of debt (to) from subsidiaries(1)	(440.0)	(50.0)	477.3
Contributions to subsidiaries(1)	—	—	(87.5)
Distributions from subsidiaries(1)	386.3	—	—
Net change in unsettled investment purchases and sales	—	(8.1)	8.1
Net cash (used for) provided from investing activities	(103.6)	595.3	(220.4)
Cash flows from financing activities:
Issuance of debt	650.8	—	460.0
Repayment of debt	(450.8)	(320.0)	(140.0)
Proceeds from issuances of common shares	.6	2.2	.6
Repurchases and retirement of common shares	(59.3)	(148.0)	—
Cash exchanged with Berkshire Hathaway Inc. for the Company’s common shares	(707.9)	—	—
Dividends paid on common shares	(42.3)	(86.2)	(86.2)
Net cash (used for) provided from financing activities	(608.9)	(552.0)	234.4
Net decrease in cash during the year	.4	—	—
Cash balance at beginning of year	—	—	—
Cash balance at end of year	$.4	$—	$—

(1)          Contributions, distributions and loans to/from subsidiaries, which were previously reported as a financing activity, have been classified as an investing activity beginning in 2007, with conforming changes to 2006.

SCHEDULE III

WHITE MOUNTAINS INSURANCE GROUP, LTD.

SUPPLEMENTARY INSURANCE INFORMATION

(Millions)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premiums earned	Net investment income(1)	Benefits, claims, losses, and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Years ended:
December 31, 2008:
OneBeacon	$225.5	$4,294.0	$1,088.2	$—	$1,879.0	$152.8	$1,126.2	$368.3	$290.8	$1,963.1
White Mountains Re	68.8	2,735.4	313.0	—	1,000.8	173.5	745.0	214.1	100.4	931.1
Esurance	28.7	370.7	196.2	—	830.2	33.8	635.8	170.1	73.2	823.4
Other insurance operations	—	—	—	—	—	2.4	(.6)	—	2.2	—
December 31, 2007:
OneBeacon	$200.0	$4,480.3	$1,005.9	$—	$1,873.6	$184.5	$1,089.8	$318.9	$329.4	$1,864.4
White Mountains Re	86.5	3,252.1	396.0	—	1,146.8	198.1	701.0	255.0	118.5	1,095.7
Esurance	39.5	285.2	203.3	—	763.3	29.0	622.4	202.7	58.4	798.5
Other insurance operations	—	44.5	—	—	—	3.5	(6.8)	—	2.7	—
December 31, 2006:
OneBeacon	$183.8	$4,837.7	$985.2	$—	$1,944.0	$182.3	$1,180.4	$332.2	$360.1	$1,957.6
White Mountains Re	99.8	3,708.8	431.6	—	1,241.2	182.7	884.6	287.3	94.7	1,290.0
Esurance	36.6	167.5	168.1	—	527.5	18.4	383.9	135.3	48.8	595.9
Other insurance operations	—	63.2	—	—	—	1.0	3.9	—	1.8	—

(1) The amounts shown exclude net investment income (expense) relating to non-insurance operations of $47.8, $117.9 and $51.1 for the twelve months ended December 31, 2008, 2007 and 2006, respectively.

SCHEDULE IV

WHITE MOUNTAINS INSURANCE GROUP, LTD.

REINSURANCE

(Millions)

Column A	Column B	Column C	Column D	Column E	Column F
Premiums earned	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Years ended:
December 31, 2008:
OneBeacon	$2,078.0	$(252.6)	$53.6	$1,879.0	2.9%
White Mountains Re	100.7	(145.7)	1,045.8	1,000.8	104.5%
Esurance	807.9	(3.3)	25.6	830.2	3.1%
Other insurance operations	—	—	—	—	—%
December 31, 2007:
OneBeacon	$2,017.4	$(198.4)	$54.6	$1,873.6	2.9%
White Mountains Re	108.2	(196.6)	1,235.2	1,146.8	107.7%
Esurance	736.8	(4.0)	30.5	763.3	4.0%
Other insurance operations	—	—	—	—	—%
December 31, 2006:
OneBeacon	$2,007.5	$(129.0)	$65.4	$1,944.0	3.4%
White Mountains Re	240.2	(447.8)	1,448.8	1,241.2	116.7%
Esurance	495.3	(3.5)	35.7	527.5	6.8%
Other insurance operations	—	—	—	—	—%

SCHEDULE V

WHITE MOUNTAINS INSURANCE GROUP, LTD.

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
	Balance at	Additions (subtractions)
Millions	beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions described(1)	Balance at end of period
Years ended:

December 31, 2008:
Reinsurance recoverable on paid losses:
Allowance for reinsurance balances	$39.4	$(11.8)	$5.2	$(3.3)	$29.5
Property and casualty insurance and reinsurance premiums receivable:
Allowance for uncollectible accounts	20.5	(.1)	(13.1)	(.2)	7.1

December 31, 2007:
Reinsurance recoverable on paid losses:
Allowance for reinsurance balances	$41.0	$(1.9)	$—	$.3	$39.4
Property and casualty insurance and reinsurance premiums receivable:
Allowance for uncollectible accounts	18.9	(1.6)	—	3.2	20.5

December 31, 2006:
Reinsurance recoverable on paid losses:
Allowance for reinsurance balances	$45.6	$(16.9)	$—	$12.3	$41.0
Property and casualty insurance and reinsurance premiums receivable:
Allowance for uncollectible accounts	16.7	(4.3)	—	6.5	18.9

(1) Represents net reinstatements (charge-offs) of balances receivables and foreign exchange.

SCHEDULE VI

WHITE MOUNTAINS INSURANCE GROUP, LTD.

SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS

(Millions)

Column A	Column B	Column C	Column D		Column E	Column F	Column G	Column H		Column I	Column J	Column K
		Reserves
		for Unpaid						Claims and Claims		Amortization	Paid
		Claims and	Discount,					Adjustment Expenses		of deferred	Claims and
	Deferred	Claims	if any,				Net	Incurred Related to		policy	Claims
	acquisition	Adjustment	deducted in		Unearned	Earned	investment	(1) Current	(2) Prior	acquisition	Adjustment	Premiums
Affiliation with registrant	costs	Expenses	Column C		Premiums	Premiums	income	Year	Year	costs	Expenses	written
OneBeacon:
2008	$225.5	$4,294.0	$352.6	(1)	$1,088.2	$1,879.0	$152.8	$1,188.2	$(62.0)	$368.3	$1,198.3	$1,963.1
2007	200.0	4,480.3	395.4	(1)	1,005.9	1,873.6	184.5	1,138.1	(48.3)	318.9	1,250.1	1,864.4
2006	183.8	4,837.7	461.2	(1)	985.2	1,944.0	182.3	1,157.4	22.9	332.3	1,483.2	1,957.6
White Mountains Re:
2008	$68.8	$2,735.4	$36.3	(2)	$313.0	$1,000.8	$173.5	$665.1	$79.9	$214.1	$888.8	$931.1
2007	86.5	3,252.1	39.3	(2)	396.0	1,146.8	198.1	662.0	39.1	255.0	870.2	1,095.7
2006	99.8	3,708.8	39.1	(2)	431.6	1,241.2	182.7	666.6	218.0	287.2	1,070.9	1,290.0
Esurance:
2008	$28.7	$370.7	$—		$196.2	$830.2	$33.8	$630.9	$4.9	$170.1	$549.7	$823.4
2007	39.5	285.2	—		203.3	763.3	29.0	592.9	29.6	202.7	506.1	798.5
2006	36.6	167.5	—		168.1	527.5	18.4	380.9	3.0	135.3	309.6	595.9
Other insurance operations:
2008	$—	$—	$—		$—	$—	$2.4	$1.0	$(1.6)	$—	$(.4)	$—
2007	—	44.5	—		—	—	3.5	(.2)	(6.8)	—	11.7	—
2006	—	63.2	—		—	—	1.0	3.9	—	—	4.1	—
50%-or-less owned property and casualty investees:(3)
Delos(4):
2008	$4.9	$70.8	$—		$24.2	$29.3	$2.0	$18.6	$—	$—	$10.1	$36.5
2007	3.6	66.0	—		19.5	15.7	2.2	9.9	—	.7	5.8	25.8
2006	.2	68.2	—		8.8	2.1	.4	1.3	—	—	2.1	.7

(1)

The amounts shown represent OneBeacon’s discount on its long-term workers compensation loss and LAE reserves, as such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual basis. OneBeacon discounts these reserves using a discount rate which is determined based on the facts and circumstances applicable at the time the claims are settled (5.5%, 5.5% and 5.3% at December 31, 2008, 2007 and 2006). Also the amounts shown include unamortized fair value adjustments to reserves for unpaid claims and claims adjustment expenses made in purchase accounting as a result of White Mountains’ purchase of OneBeacon for the years ended December 31, 2008, 2007 and 2006.

(2)

The amount shown represents unamortized fair value adjustments to reserves for unpaid claims and claims adjustment expenses made in purchase accounting as a result of White Mountains’ purchase of WMRe Sirius during 2004.

(3)	The amounts shown represent White Mountains’ share of its 50% owned unconsolidated property and casualty insurance affiliates.
(4)	On August 3, 2006 White Mountains acquired an equity interest of approximately 18% in Delos. See Note 2.