Form 10-Q
period 2009-03-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2009-05-01
CIK 776867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.

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

Yes   ☐   No   ☒

As of April 30, 2009, 8,856,586 common shares with a par value of $1.00 per share were outstanding (which includes 92,620 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Millions, except share and per share amounts)	2009	2008
	Unaudited
Assets
Fixed maturity investments, at fair value (amortized cost: $5,712.3 and $5,631.6)	$5,630.5	$5,480.5
Common equity securities, at fair value (cost: $323.0 and $558.4)	318.8	552.7
Short-term investments, at amortized cost (which approximates fair value)	2,148.4	2,244.5
Other long-term investments (cost: $421.2 and $431.2)	395.1	416.2
Convertible fixed maturity investments, at fair value (cost: $284.9 and $327.3)	265.0	308.8
Securities lending investment assets - OneBeacon (cost: $50.8 and $0)	46.9	—
Total investments	8,804.7	9,002.7
Cash (restricted: $130.7 and $225.7)	448.8	409.6
Reinsurance recoverable on unpaid losses	1,329.2	1,358.8
Reinsurance recoverable on unpaid losses - Berkshire Hathaway Inc.	1,655.5	1,691.6
Reinsurance recoverable on paid losses	66.9	47.3
Insurance and reinsurance premiums receivable	982.6	835.7
Securities lending collateral - OneBeacon	—	100.7
Securities lending collateral - WMRe America	105.8	119.3
Funds held by ceding companies	145.6	163.3
Investments in unconsolidated affiliates	99.7	116.9
Deferred acquisition costs	327.7	323.0
Deferred tax asset	658.1	724.0
Ceded unearned premiums	165.7	111.3
Accrued investment income	64.5	67.4
Accounts receivable on unsettled investment sales	25.6	78.2
Other assets	760.1	746.0
Total assets	$15,640.5	$15,895.8
Liabilities
Loss and loss adjustment expense reserves	$7,260.1	$7,400.1
Unearned insurance and reinsurance premiums	1,732.3	1,597.4
Debt	1,349.2	1,362.0
Securities lending payable - OneBeacon	48.6	107.7
Securities lending payable - WMRe America	112.8	127.1
Deferred tax liability	289.5	306.0
Incentive compensation payable	71.7	154.3
Funds held under reinsurance treaties	76.6	79.1
Ceded reinsurance payable	162.6	101.3
Accounts payable on unsettled investment purchases	23.5	7.5
Other liabilities	1,031.3	1,140.8
Total liabilities	12,158.2	12,383.3
Shareholders’ equity and noncontrolling interests
White Mountains’ shareholders’ equity
White Mountains common shares at $1 par value per share - authorized 50,000,000 shares; issued and outstanding 8,854,086 and 8,808,843 shares	8.9	8.8
Paid-in surplus	1,422.8	1,419.4
Retained earnings	1,776.3	1,751.9
Accumulated other comprehensive income, after-tax:
Equity in unrealized losses from investments in unconsolidated affiliates	(219.6)	(198.4)
Net unrealized foreign currency translation losses	(101.7)	(61.5)
Other	(20.5)	(21.4)
Total White Mountains shareholders’ equity	2,866.2	2,898.8
Noncontrolling interests
Noncontrolling interest - OneBeacon Ltd.	287.0	283.5
Noncontrolling interest - WMRe Preference Shares	250.0	250.0
Noncontrolling interest - consolidated limited partnerships and A.W.G Dewar	79.1	80.2
Total noncontrolling interests	616.1	613.7
Total equity	3,482.3	3,512.5
Total liabilities and equity	$15,640.5	$15,895.8

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

Unaudited

	Three Months Ended March 31,
(Millions, except per share amounts)	2009	2008
Revenues:
Earned insurance and reinsurance premiums	$911.4	$929.1
Net investment income	61.1	116.8
Net realized and unrealized investment losses	(23.3)	(118.0)
Other revenue	17.3	10.0
Total revenues	966.5	937.9
Expenses:
Loss and loss adjustment expenses	543.2	638.7
Insurance and reinsurance acquisition expenses	182.2	186.7
Other underwriting expenses	115.4	116.8
General and administrative expenses	55.9	56.7
Accretion of fair value adjustment to loss and loss adjustment expense reserves	2.5	4.2
Interest expense on debt	18.9	19.4
Interest expense - dividends on preferred stock subject to mandatory redemption	—	7.1
Interest expense - accretion on preferred stock subject to mandatory redemption	—	10.5
Total expenses	918.1	1,040.1
Pre-tax income (loss)	48.4	(102.2)
Income tax (expense) benefit	(12.3)	32.5
Income (loss) before equity in earnings of unconsolidated affiliates, and extraordinary item	36.1	(69.7)
Equity in earnings of unconsolidated affiliates	.9	.4
Excess of fair value of acquired assets over cost	—	4.2
Net income (loss) before noncontrolling interests	37.0	(65.1)
Net (income) loss attributable to noncontrolling interest	(6.7)	8.3
Net income (loss) attributable to White Mountains common shareholders	30.3	(56.8)
Comprehensive loss, net of tax:
Change in equity in net unrealized losses from investments in unconsolidated affiliates	(18.2)	(20.5)
Change in foreign currency translation and other	(39.0)	56.5
Comprehensive net loss before noncontrolling interests	(26.9)	(20.8)
Comprehensive net (loss) income attributable to noncontrolling interests	(.3)	.3
Comprehensive net loss attributable to White Mountains shareholders	$(27.2)	$(20.5)
Earnings (loss) per share attributable to White Mountains common shareholders
Basic earnings (loss) per share	$3.44	$(5.38)
Diluted earnings (loss) per share	3.44	(5.38)
Dividends declared and paid per White Mountains common share	$1.00	$2.00

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Unaudited

	White Mountains Common Shareholders’ Equity
		Common		Accum. other
	Common	shares and		comprehensive	Non-
	shareholders’	paid-in	Retained	income,	controlling
(Millions)	equity	surplus	earnings	after-tax	interest
Balances at January 1, 2009	$2,898.8	$1,428.2	$1,751.9	$(281.3)	$613.7

Cumulative effect adjustment - Symetra FAS 115-2	—	—	3.0	(3.0)	—
Net income	30.3	—	30.3	—	6.7
Other comprehensive loss, after-tax	(57.5)	—	—	(57.5)	.3
Dividends declared on common shares	(8.9)	—	(8.9)	—	—
Dividends/distributions to noncontrolling interests	—	—	—	—	(7.3)
Contributions from noncontrolling interests	—	—	—	—	2.7
Amortization of restricted share and option awards	3.5	3.5	—	—	—

Balances at March 31, 2009	$2,866.2	$1,431.7	$1,776.3	$(341.8)	$616.1

	White Mountains Common Shareholders’ Equity
		Common		Accum. other
	Common	shares and		comprehensive	Non-
	shareholders’	paid-in	Retained	income,	controlling
(Millions)	equity	surplus	earnings	after-tax	interest
Balances at January 1, 2008	$4,713.4	$1,691.2	$2,718.5	$303.7	$888.7

Cumulative effect adjustment - FAS 157	(.3)	—	(.3)	—	—
Cumulative effect adjustment - FAS 159	—	—	199.6	(199.6)	—
Net loss	(56.8)	—	(56.8)	—	(8.3)
Other comprehensive gain, after-tax	36.3	—	—	36.3	(.3)
Dividends declared on common shares	(21.2)	—	(21.2)	—	—
Dividends/distributions to noncontrolling interests	—	—	—	—	(57.0)
Issuances of common shares	8.2	8.2	—	—	—
Contributions from noncontrolling interests	—	—	—	—	1.0
Repurchases and retirements of common shares	(3.3)	(1.1)	(2.2)	—	(48.8)
Amortization of restricted share and option awards	2.9	2.9	—	—	—

Balances at March 31, 2008	$4,679.2	$1,701.2	$2,837.6	$140.4	$775.3

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31,
(Millions)	2009	2008
Cash flows from operations:
Net income (loss)	$30.3	$(56.8)
Charges (credits) to reconcile net income (loss) to net cash used for operations:
Net realized and unrealized investment losses	23.3	118.0
Excess of fair value of acquired assets over cost	—	(4.2)
Noncontrolling interest	6.7	(8.3)
Other operating items:
Net change in loss and loss adjustment expense reserves	(92.1)	(116.3)
Net change in reinsurance recoverable on paid and unpaid losses	39.7	76.7
Net change in unearned insurance and reinsurance premiums	149.8	109.2
Net change in funds held by ceding companies	6.0	16.1
Net change in deferred acquisition costs	(7.7)	7.7
Net change in ceded unearned premiums	(56.5)	(43.3)
Net change in funds held under reinsurance treaties	(2.1)	(4.6)
Net change in insurance and reinsurance premiums receivable	(154.1)	(79.2)
Net change in other assets and liabilities, net	24.2	(41.9)
Net cash used for operations	(32.5)	(26.9)
Cash flows from investing activities:
Net change in short-term investments	89.8	(1,019.6)
Sales of fixed maturity and convertible fixed maturity investments	834.0	1,527.2
Maturities, calls and paydowns of fixed maturity and convertible fixed maturity investments	249.5	359.4
Maturities of trust account investments	—	3.4
Sales of common equity securities	192.6	138.4
Distributions of other long-term investments	10.3	34.9
Sales of consolidated and unconsolidated affiliates, net of cash sold	—	4.2
Purchases of other long-term investments	(5.7)	(40.4)
Purchases of common equity securities	(17.6)	(162.1)
Purchases of fixed maturity and convertible fixed maturity investments	(1,226.3)	(1,144.9)
Purchases of consolidated and unconsolidated affiliates, net of cash acquired	—	(182.0)
Net change in fixed maturity investments held for collateral under OneBeacon’s securities lending program	(44.7)	—
Net change in short-term investments held for collateral under OneBeacon’s securities lending program	(2.2)	—
Net change in unsettled investment purchases and sales	68.6	225.8
Net acquisitions of property and equipment	(2.7)	(3.3)
Net cash provided from (used for) investing activities	145.6	(259.0)
Cash flows from financing activities:
Issuance of debt	—	475.0
Repayment of debt	(2.0)	(2.0)
Repurchase of debt	(8.1)	—
Cash dividends paid to the Company’s common shareholders	(8.9)	(21.2)
Cash dividends paid to OneBeacon Ltd.’s noncontrolling common shareholders	(4.9)	(54.7)
Net change in OneBeacon’s securities lending payable	46.9	—
OneBeacon Ltd. common shares repurchased and retired	—	(52.8)
Common shares repurchased	—	(3.3)
Proceeds from option exercises	—	.1
Net cash provided from financing activities	23.0	341.1
Effect of exchange rate changes on cash	(1.9)	3.1
Net increase in cash during the period	134.2	58.3
Cash balances at beginning of period (excludes restricted cash balances of $225.7 and $0)	183.9	171.3
Cash balances at end of period (excludes restricted cash balances of $130.7 and $42.4)	$318.1	$229.6
Supplemental cash flows information:
Interest paid	$(14.8)	$(14.0)
Net receipts from (payments to) national governments	$20.6	$(21.5)

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of presentation

These interim consolidated financial statements include the accounts of White Mountains Insurance Group, Ltd. (the “Company” or the “Registrant”) and its subsidiaries (collectively, with the Company, “White Mountains”) and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Company is an exempted Bermuda limited liability company whose principal businesses are conducted through its property and casualty insurance and reinsurance subsidiaries and affiliates. The Company’s headquarters is located at 14 Wesley Street, Hamilton, Bermuda HM 11, its principal executive office is located at 80 South Main Street, Hanover, New Hampshire 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM 11.  White Mountains’ reportable segments are OneBeacon, White Mountains Re, Esurance and Other Operations.

The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of U.S.-based property and casualty insurance companies (collectively “OneBeacon”), most of which operate in a multicompany pool. OneBeacon offers a wide range of specialty, commercial and personal products and services sold primarily through select independent agents and brokers. OneBeacon was acquired by White Mountains in 2001 (the “OneBeacon Acquisition”). During the fourth quarter of 2006, White Mountains sold 27.6 million, or 27.6%, of OneBeacon Ltd.’s common shares in an initial public offering (the “OneBeacon Offering”). At March 31, 2009 and December 31, 2008, White Mountains owned 75.5% of OneBeacon Ltd.’s outstanding common shares.

The White Mountains Re segment consists of White Mountains Re Ltd., an exempted Bermuda limited liability company, and its subsidiaries (collectively, “White Mountains Re”).  White Mountains Re offers reinsurance capacity for property, casualty, accident & health, agriculture, aviation and space and certain other exposures on a worldwide basis through its subsidiaries, White Mountains Reinsurance Company of America (“WMRe America”), which was formerly known as Folksamerica Reinsurance Company, Sirius International Insurance Corporation (“WMRe Sirius”), and White Mountains Re Bermuda Ltd. (“WMRe Bermuda”).  White Mountains Re also provides reinsurance advisory services, specializing primarily in property and other short-tailed lines of reinsurance, through White Mountains Re Underwriting Services Ltd. (“WMRUS”).  White Mountains Re also includes Scandinavian Reinsurance Company, Ltd. (“Scandinavian Re”) which is in run off, and the consolidated results of the Tuckerman Capital II, LP fund (“Tuckerman Fund II”), which was transferred to White Mountains Re from Other Operations, effective June 30, 2008.

The Esurance segment consists of Esurance Holdings, Inc., its subsidiaries and Answer Financial Inc. (“AFI” and, collectively, “Esurance”).  Esurance sells personal auto insurance directly to customers online and through select online agents.  AFI, which White Mountains acquired during 2008, is a personal insurance agency that sells insurance online and in call centers.

White Mountains’ Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), its weather risk management business (“Galileo”) and its variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd. (“WM Life Re”). The Other Operations segment also includes White Mountains’ investments in Lightyear Delos Acquisition Corporation (“Delos”), common shares and warrants to purchase common shares of Symetra Financial Corporation (“Symetra”) and the consolidated results of the Tuckerman Capital, LP fund (“Tuckerman Fund I”) and Tuckerman Fund II until its transfer to White Mountains Re, effective June 30, 2008 and various other entities not included in other segments. Prior to October 31, 2008, the Other Operations segment also included the International American Group, Inc. (the “International American Group”), which included American Centennial Insurance Company (“American Centennial”) and British Insurance Company of Cayman (“British Insurance Company”), both of which were in run-off.  On October 31, 2008, in a transaction with Berkshire Hathaway, Inc. (“Berkshire”), White Mountains exchanged its ownership interests in Commercial Casualty Insurance Company (previously a subsidiary of White Mountains Re) and the International American Group, and $707.9 million in cash, for 1,634,921 common shares of White Mountains held by Berkshire (the “Berkshire Exchange”).

All significant intercompany transactions have been eliminated in consolidation. These interim financial statements include all adjustments considered necessary by management to fairly present the financial position, results of operations and cash flows of White Mountains that are of a normal recurring nature. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Refer to the Company’s 2008 Annual Report on Form 10-K for a complete discussion regarding White Mountains’ significant accounting policies.

Noncontrolling Interests

Noncontrolling interests consist of the ownership interests of noncontrolling parties in consolidated subsidiaries, and are presented separately as a component of equity on the balance sheet.

The percentage of the noncontrolling ownership interests in OneBeacon Ltd. at March 31, 2009 and December 31, 2008 was 24.5%.

On May 24, 2007, White Mountains Re Group, Ltd. (“WMRe Group”), an intermediate holding company of White Mountains Re, issued 250,000 non-cumulative perpetual preference shares with a $1,000 per share liquidation preference (the “WMRe Preference Shares”). Proceeds of $245.7 million, net of $4.3 million of issuance costs and commissions, were received from the issuance.  The WMRe Preference Shares are included in noncontrolling interests on the balance sheet.

Recently Adopted Changes in Accounting Principles

Business Combinations and Noncontrolling Interests

On January 1, 2009, White Mountains adopted Statement of Financial Accounting Standards (“FAS”) No. 141 (Revised 2007), Business Combinations — A Replacement of FASB Statement No. 141 (“FAS 141R”) and FAS No. 160, Noncontrolling Interests-an amendment to ARB 51 (“FAS 160”).

FAS 141R requires an acquiring company to recognize the fair value of all assets acquired and liabilities assumed at their fair values at the acquisition date, with certain exceptions. This represents a basic change in approach from the cost allocation method originally described in FAS 141, Business Combinations (“FAS 141”). In addition, FAS 141R changes the accounting for “step” acquisitions since it requires recognition of all assets acquired and liabilities assumed, regardless of the acquirer’s percentage of ownership in the acquired company. This means that the acquirer will measure and recognize all of the assets, liabilities and goodwill, not just the acquirer’s share. Changes subsequent to the acquisition date in the amount of deferred tax valuation allowances and income tax uncertainties arising from a business combination are generally recognized in income; previously under FAS No. 109, Accounting for Income Taxes (“FAS 109”), such changes were recognized through goodwill. FAS 141R applies prospectively to business combinations effective January 1, 2009. There was no effect on White Mountains’ financial position, results of operations or cash flows upon adoption.

FAS 160 requires all companies to account for noncontrolling interests (formerly referred to as “minority interests”)  in subsidiaries as equity, clearly identified and presented separately from White Mountains’ equity. Once a controlling interest has been acquired, any subsequent acquisitions or dispositions of noncontrolling interests that do not result in a change of control are accounted for as equity transactions. Assets and liabilities acquired are measured at fair value only once, at the original acquisition date, (i.e., the date at which the acquirer gained control). The recognition and measurement requirements of FAS 160 are applicable prospectively upon adoption; the presentation and disclosure requirements must be retrospectively applied. Accordingly, upon adoption of FAS 160, White Mountains has changed the presentation of its financial statements for prior periods to conform to the required presentation, as follows:  noncontrolling interests are now presented on the balance sheets within equity, separate from White Mountains’ shareholders’ equity; the portion of net income, extraordinary items and comprehensive income attributable to White Mountains’ common shareholders and the noncontrolling interests are presented separately on the consolidated statements of operations and comprehensive income; and the consolidated statements of shareholders’ equity includes a reconciliation of the noncontrolling interests at the beginning and end of each reporting period.

Derivatives Disclosures

On January 1, 2009, White Mountains adopted FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FAS 133 (“FAS 161”). FAS 161 requires companies that use derivatives to provide expanded qualitative and quantitative information about their use of derivative instruments, including the objectives and strategies for using derivatives, details of credit-risk related contingent features, the amounts of derivatives used, where they have been reported in the financial statements and the effect of such instruments on a company’s financial position, results of operations and cash flows. The adoption of FAS 161 had no effect on White Mountains’ financial position or results of operations.

Participating Securities Granted in Share-Based Payment Transactions

On January 1, 2009, White Mountains adopted FASB Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Transactions are Participating Securities. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions should be considered participating securities prior to vesting. FSP EITF 03-6-1 requires that such instruments that hold unforfeitable rights to dividends or dividend equivalents, regardless of whether paid or unpaid, should be considered participating securities and accordingly should be included in the calculation of earnings per share under the two-class method instead of the treasury stock method. White Mountains issues restricted stock under employee incentive compensation plans that contain dividend participation features and that are considered participating securities. Since adoption, White Mountains has used the two-class method to calculate earnings per share. In accordance with the adoption provisions of FSP EITF 03-6-1 all prior period earnings per share data has been adjusted retroactively to conform to the provisions of FSP EITF 03-6-1.

Fair Value Measurements

On January 1, 2008, White Mountains adopted FAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Under FAS 157, fair value is defined as the price that would be received for an asset sold or paid for a liability transferred, in each case, in an orderly transaction between market participants (an exit price). The Statement establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in FAS 157 prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets or liabilities have the highest priority (“Level 1”).  The second priority level are prices determined based on observable inputs including prices for similar but not identical assets or liabilities (“Level 2”).  The lowest priority are prices based on assumptions that include significant unobservable inputs (“Level 3”).

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

White Mountains’ process to validate the market prices obtained from outside pricing sources includes, but is not limited to, periodic evaluation of model pricing methodologies and monthly analytical reviews of certain prices. White Mountains also periodically performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price.

Other long-term investments, which comprise limited partnerships, hedge funds and private equity interests for which the FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, fair value option has been elected are carried at fair value based upon White Mountains’ proportionate interest in the underlying partnership’s or fund’s net asset value, which is deemed to approximate fair value. In circumstances where the partnership net asset value is deemed to differ from fair value due to illiquidity or other factors, net asset value is adjusted accordingly.

Where appropriate, assets and liabilities measured at fair value have been adjusted for the effect of counterparty credit risk.

Fair Value Option

On January 1, 2008, White Mountains adopted FAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 allows companies to make an election on an individual instrument basis to report financial assets and liabilities at fair value. The election must be made at the inception of a transaction and may not be reversed. The election may also be made for existing financial assets and liabilities at the time of adoption. White Mountains has made the fair value election for its portfolio of available for sale (“AFS”) securities, which were reclassified to trading upon adoption, its investments in convertible bonds, its investments in investment partnerships and for its assumed variable annuity Guaranteed Minimum Death Benefit (“GMDB”) liabilities.

Upon adoption, White Mountains recorded an adjustment as of January 1, 2008 to increase opening retained earnings and decrease accumulated other comprehensive income by $199.6 million to reclassify net unrealized gains and net unrealized foreign currency translation gains related to AFS securities and investments in limited partnerships.

In addition, White Mountains recorded an adjustment to decrease opening retained earnings and increase other liabilities by $0.3 million for the change in the GMDB liabilities arising from measurement at fair value. White Mountains believes that making the election for its portfolio of investment securities and investments in hedge funds and private equity funds results in reporting its investment results on a basis consistent with one of its operating principles, namely to manage investments for total return. With respect to the variable annuity GMDB guarantees, making the election results in recognition of changes in fair value on the same basis used by White Mountains to economically hedge its variable annuity guarantee liabilities.

Recent Accounting Pronouncements

Other-Than-Temporary Impairments

On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the guidance for other-than temporary impairments for debt securities classified as held-to-maturity (“HTM”) or available-for-sale (“AFS”). FSP FAS 115-2 and FAS 124-2 requires that, when evaluating whether an impairment of a debt security is other than temporary, the reporting entity is to assess whether it has the intent the sell the security or if it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost of the security, a credit loss is deemed to exist and the security is considered to be impaired. The portion of the impairment loss related to a credit loss is to be recognized in earnings. The portion of the impairment loss related to factors other than credit loss is recognized as an unrealized loss.  FSP FAS 115-2 and FAS 124-2 is effective for interim financial reporting periods ending after June 15, 2009, but may be adopted early.

White Mountains plans to adopt the FSP FAS 115-2 and FAS 124-2 for the quarter ending June 30, 2009. White Mountains accounts for its investments in debt securities under FAS 159 and, accordingly, all changes in the fair value of its debt securities are recognized in earnings regardless of whether such changes in fair value represent a temporary or other than temporary decline in value. As a result, adoption of the FSP FAS 115-2 and FAS 124-2 would not have any affect on White Mountains’ method of accounting for its portfolio of investment securities. However, White Mountains’ investment in Symetra is accounted for under the equity method. Symetra adopted the FSP for the quarter ended March 31, 2009. Upon adoption of the FSP FAS 115-2 and FAS 124-2, Symetra recognized a cumulative effect adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. Accordingly, for the quarter ended March 31, 2009, White Mountains recorded a $3.0 million cumulative effect adjustment to retained earnings and other comprehensive income, which represents its portion of the cumulative effect adjustment recorded by Symetra.

Determining Fair Values in an Inactive Market and Distressed Transactions

On April 9, 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 outlines factors to be considered by a reporting entity in determining whether a market for an asset or liability is active. These factors include few recent transactions, price quotations that are not based on current information or which vary substantially over time or among market makers, a significant increase in implied liquidity risk premiums, yields or performance indicators, a wide bid-ask spread, a significant decline or absence of a market for new issuances or limited information released publicly. In circumstances where the reporting entity concludes that there has been a significant decrease in the volume of market activity for an asset or liability as compared to normal market activity, transactions or quoted prices may not reflect fair value. In such circumstances, FSP 157-4 requires analysis of the transactions or quoted prices and, where appropriate, adjustment to estimate fair value in accordance with FAS 157. In addition, FSP 157-4 would expand interim disclosures to require a description of the inputs and valuation techniques used to estimate fair value and a discussion of changes during the period. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted. White Mountains plans to adopt FSP 157-4 for the interim period ending June 30, 2009. Adoption of FSP 157-4 is not expected to have a material effect on White Mountains’ financial position or results of operations.

Interim Fair Value Disclosures

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments which requires disclosures about fair value of financial instruments within the scope of FAS 107 for interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009 with early adoption permitted. White Mountains plans to adopt FSP FAS 107-1 and APB 28-1 for the interim reporting period ending June 30, 2009.

Note 2.  Loss and Loss Adjustment Expense Reserves

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activities of White Mountains’ insurance subsidiaries for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
Millions	2009	2008
Gross beginning balance	$7,400.1	$8,062.1
Less beginning reinsurance recoverable on unpaid losses	(3,050.4)	(3,467.9)
Net loss and LAE reserves	4,349.7	4,594.2

Loss and LAE reserves acquired - Helicon	—	13.7

Loss and LAE incurred relating to:
Current year losses	563.9	618.3
Prior year losses	(20.7)	20.4
Total incurred losses and LAE	543.2	638.7

Accretion of fair value adjustment to loss and LAE reserves	2.5	4.2
Foreign currency translation adjustment to loss and LAE reserves	(6.7)	25.9

Loss and LAE paid relating to:
Current year losses	(141.8)	(149.0)
Prior year losses	(471.5)	(465.0)
Total loss and LAE payments	(613.3)	(614.0)

Net ending balance	4,275.4	4,662.7
Plus ending reinsurance recoverable on unpaid losses	2,984.7	3,375.3
Gross ending balance	$7,260.1	$8,038.0

Loss and LAE incurred relating to prior year losses for the three months ended March 31, 2009

During the three months ended March 31, 2009, White Mountains experienced $20.7 million of favorable loss reserve development.  OneBeacon and White Mountains Re had favorable loss reserve development of $14.8 million and $5.9 million, respectively.

The favorable loss reserve development at OneBeacon was primarily due to lower than expected severity on non-catastrophe losses related to professional liability in specialty lines and commercial multi-peril in commercial lines, partially offset by adverse loss reserve development primarily related to New York personal injury protection litigation at AutoOne Insurance (“AutoOne”). The favorable loss reserve development at White Mountains Re was primarily related to short-tailed lines at WMRe Sirius.

Loss and LAE incurred relating to prior year losses for the three months ended March 31, 2008

During the three months ended March 31, 2008, White Mountains experienced $20.4 million of adverse loss reserve development.  White Mountains Re had adverse loss reserve development of $33.0 million, which was offset by $12.6 million of favorable loss reserve development at OneBeacon.

The net adverse loss reserve development at White Mountains Re of $33.0 million included $40.5 million of adverse development related to construction defect claims from accident years 2003 and prior.  These losses were offset by $7.5 million of net favorable development primarily from recent accident years.  The construction defect claims represent building contractors’ loss exposures from reinsurance programs that were underwritten by White Mountains Re America during the 1995 through 2001 underwriting years, primarily from California and its neighboring states. The adverse development was recognized following the receipt of significantly late reported claims. The favorable loss reserve development at OneBeacon was primarily due to lower than expected severity on non-catastrophe losses and favorable loss reserve development on a prior accident year catastrophe. The favorable non-catastrophe loss reserve development was primarily related to property in commercial lines and professional liability in specialty lines.

Fair value adjustment to loss and LAE reserves

In connection with purchase accounting for the acquisitions of OneBeacon, WMRe Sirius and Stockbridge Insurance Company, White Mountains was required to adjust loss and LAE reserves and the related reinsurance recoverables to fair value on their respective acquired balance sheets.  The net reduction to loss and LAE reserves is being recognized through an income statement charge ratably with and over the period the claims are settled. Accordingly, White Mountains recognized $2.5 million of such charges for the three months ended March 31, 2009, and $4.2 million for the three months ended March 31, 2008.  As of March 31, 2009, the pre-tax un-accreted adjustment was $39.2 million.

Note 3. Third Party Reinsurance

In the normal course of business, White Mountains’ insurance and reinsurance subsidiaries may seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. White Mountains remains liable for reinsured risks in the event that the reinsurer does not honor its obligations under reinsurance contracts.

OneBeacon

At March 31, 2009, OneBeacon had $19.8 million of reinsurance recoverables on paid losses and $2,642.4 million (gross of $201.5 million in purchase accounting adjustments) that will become recoverable if claims are paid in accordance with current reserve estimates. The collectability of balances due from OneBeacon’s reinsurers is critical to OneBeacon’s financial strength because reinsurance contracts do not relieve OneBeacon of its primary obligation to its policyholders. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. Uncollectible amounts have historically not been significant. The following table provides a listing of OneBeacon’s top reinsurers, excluding industry pools and associations, based upon recoverable amounts, the percentage of total paid and unpaid reinsurance recoverables and the reinsurer’s A.M. Best Company, Inc. (“A.M. Best”) rating.

Top Reinsurers (Millions)	Balance at March 31, 2009	% of Total	A.M. Best Rating(1)
Subsidiaries of Berkshire (NICO and GRC)(2)	$1,928.5	72%	A++
Tokio Marine and Nichido Fire(3)	55.2	2%	A++
QBE Insurance Corporation	45.3	2%	A
Munich Re America	41.2	2%	A+
Swiss Re Group	22.9	1%	A

(1)          A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen ratings), “A+” (Superior, which is the second highest of fifteen ratings), and “A” (Excellent, which is the third highest of fifteen ratings).

(2)          Includes $320.2 of Third Party Recoverables, which NICO would pay under the terms of the NICO Cover (as defined below) if they are unable to collect from third party reinsurers. OneBeacon also has an additional $264.7 of Third Party Recoverables from various reinsurers, the majority of which are rated “A” or better by A.M. Best.

(3)          Excludes $41.1 of reinsurance recoverables from various reinsurers that are guaranteed by Tokio Marine and Nichido Fire under the terms of a 100% quota share reinsurance agreement between Houston General Insurance Company and Tokio Marine and Nichido Fire.

In connection with the OneBeacon Acquisition, the seller caused OneBeacon to purchase two reinsurance contracts: a full risk-transfer cover from National Indemnity Company (“NICO”) for up to $2.5 billion in old A&E claims and certain other exposures (the “NICO Cover”) and an adverse loss reserve development cover (the “GRC Cover”) from General Reinsurance Corporation (“GRC”) for up to $570.0 million, comprised of $400.0 million of adverse loss reserve development on losses occurring in years 2000 and prior and $170.0 million of reserves ceded as of the date of the OneBeacon Acquisition. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for as a seller guarantee under GAAP in accordance with Emerging Issues Task Force Technical Matter Document No. D-54 (“EITF Topic D-54”). NICO and GRC are wholly-owned subsidiaries of Berkshire.

Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables (“Third Party Recoverables”) from certain of OneBeacon’s third party reinsurers in existence at the time the NICO Cover was executed. As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. White Mountains estimates that on an incurred basis, net of Third Party Recoverables, as of March 31, 2009 it has used approximately $2.2 billion of the coverage provided by NICO.  Through March 31, 2009, $1.1 billion of these incurred losses have been paid by NICO. Since entering into the NICO Cover, $44.7 million of the $2.2 billion of utilized coverage from NICO related to uncollectible Third Party Recoverables. To the extent that actual experience differs from White Mountains’ estimate of ultimate A&E losses and Third Party Recoverables, future losses could utilize some or all of the protection remaining under the NICO Cover.

Pursuant to the GRC Cover, OneBeacon is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OneBeacon intends to only seek reimbursement from GRC only for claims which result in payment patterns similar to those supporting its recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OneBeacon on its own investments. This cost, if any, is expected to be nominal.

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

OneBeacon entered into a 30% quota share agreement with a group of reinsurers that runs from January 1, 2009 through December 31, 2009. During the first quarter of 2009, OneBeacon ceded $13.6 million of written premiums from its Northeast homeowners business written through OneBeacon Insurance Company and its subsidiary companies, along with Adirondack Insurance and New Jersey Skylands Insurance Association in New York and New Jersey, respectively.

White Mountains Re

At March 31, 2009, White Mountains Re had $46.3 million of reinsurance recoverables on paid losses and $541.3 million of reinsurance that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve White Mountains Re of its obligation to its ceding companies, the collectability of balances due from its reinsurers is critical to White Mountains Re’s financial strength. White Mountains Re monitors the financial strength of its reinsurers on an ongoing basis. The following table provides a listing of White Mountains Re’s top reinsurers based upon recoverable amounts, the percentage of total paid and unpaid reinsurance recoverables and the reinsurers’ A.M. Best ratings.

Top Reinsurers (Millions)	Balance at March 31, 2009	% of Total	A.M. Best Rating (2)	% Collateralized
Imagine Re (1)	$146.7	25%	NR-5	100%
Olympus (1)(3)	107.3	18%	NR-5	100%
London Life (1)	70.8	12%	A	100%
General Re	46.5	8%	A++	4%
Swiss Re Group	44.2	8%	A	6%

(1)          Non-U.S. insurance entities. Balances are fully collateralized through funds held, letters of credit or trust agreements.

(2)          A.M. Best ratings as detailed above are: “NR-5” (Not formally followed), “A++” (Superior, which is the highest of fifteen ratings), and “A” (Excellent, which is the third highest of fifteen ratings).

(3)          Gross of $50.0 due to Olympus Reinsurance Company Ltd. (“Olympus”) under an indemnity agreement with WMRe America.

Note 4.  Investment Securities

White Mountains’ invested assets comprise securities and other long-term investments held for general investment purposes.  The portfolio of fixed maturity investments and common equity securities held for general investment purposes are classified as trading. Trading securities are reported at fair value as of the balance sheet date as determined by quoted market prices when available.  Realized and unrealized investment gains and losses on trading securities are reported pre-tax in revenues. See Recently Adopted Changes in Accounting Principles section of Note 1 for further discussion.

White Mountains has invested in mortgage-backed and asset-backed securities which are carried at fair value within fixed maturity investments.  White Mountains’ investments in asset-backed securities are generally valued using matrix and other pricing models. Key inputs in a typical valuation are benchmark yields, benchmark securities, reported trades, issuer spreads, bids, offers, credit ratings and prepayment speeds. Income on mortgage-backed and asset-backed securities is recognized using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the estimated economic life is recalculated and the remaining unamortized premium or discount is amortized prospectively over the remaining economic life. At March 31, 2009, the market for White Mountains’ investments in asset-backed securities remained active and accordingly, White Mountains did not adjust the fair value estimates for the effect of illiquidity.

Realized gains and losses resulting from sales of investment securities are accounted for using the weighted average method.  Premiums and discounts on all fixed maturity investments are accreted to income over the anticipated life of the investment.  Short-term investments consist of money market funds, certificates of deposit and other securities which mature or become available for use within one year.  Short-term investments are carried at amortized cost, which approximated fair value as of March 31, 2009 and December 31, 2008.

Other long-term investments comprise White Mountains’ investments in limited partnerships, hedge funds and private equity interests.

White Mountains is currently exploring options for exiting its securities lending programs. White Mountains participated in securities lending programs through both OneBeacon and White Mountains Re as a mechanism for generating additional investment income.  Under the security lending arrangements, certain securities White Mountains owns are loaned to other institutions for short periods of time through a lending agent.  The security lending counterparty is required to provide collateral for the loaned securities, which is then invested by the lending agent.  The collateral is normally required at a rate of 102% of the fair value of the loaned securities. For OneBeacon’s program prior to February 2009 and for White Mountains Re’s program, the collateral is fully controlled by the lending agent and may not be sold or re-pledged.  The fair value of the securities lending collateral is recorded as both an asset and a liability, however, other than in the event of a default by the borrower, the collateral is not available to White Mountains and will be remitted to the borrower by the lending agent upon return of the loaned securities. Because of these restrictions, White Mountains considers White Mountains Re’s securities lending activities and OneBeacon’s securities lending activities prior to February 2009 to be non-cash transactions. In the event of a shortfall in the collateral amount required to be returned to the security lending counterparty (e.g., as a result of investment losses), White Mountains is obligated to make up any deficiency.  The value that can be loaned under White Mountains’ securities lending programs cannot exceed approximately $170 million.

In February 2009, OneBeacon amended the terms of its securities lending program to give it more control over the investment of borrowers’ collateral and to segregate the assets supporting that collateral from a collective investment vehicle managed by the lending agent into a separate account. Pursuant to the amendment, (i) the guidelines for the investment of any new cash collateral, as well as the reinvestment of cash, were narrowed to permit investment in only cash equivalent securities, (ii) OneBeacon has the authority to direct the lending agent to both sell specific collateral securities in its separate account and to not sell certain collateral securities which the lending agent proposes to sell, and (iii) OneBeacon and the lending agent agreed to manage the securities lending program toward an orderly wind-down, which OneBeacon believes will be completed over an approximately 1 to 2 year period.

As a result of this change, OneBeacon’s securities lending program is now recorded so that assets in the separate account are included within White Mountains’ investment securities.  The separate account is comprised of $44.7 million of fixed maturity investments and $2.2 million of short-term investments.  Accordingly, purchases and sales of invested assets held in the separate account as well as changes in the payable to the borrower for the return of collateral are reflected in the investing and financing sections of the cash flow statement commencing with the quarter ended March 31, 2009.

At March 31, 2009, there was an $8.7 million collateral shortfall ($1.7 million at OneBeacon and $7.0 million at WMRe America) for the securities lending programs.  White Mountains has recorded unrealized gains of $4.0 million for the three months ended March 31, 2009 for the net impact of the securities lending programs.

Pre-tax net investment income for the three months ended March 31, 2009 and 2008 consisted of the following:

	Three Months Ended March 31,
Millions	2009	2008
Investment income:
Fixed maturity investments	$57.4	$97.1
Short-term investments	2.8	12.3
Common equity securities	1.8	9.1
Convertible fixed maturity investments	1.9	1.7
Total investment income	63.9	120.2
Less investment expenses	(2.8)	(3.4)
Net investment income, pre-tax	$61.1	$116.8

Net realized and unrealized investment losses

White Mountains recognized $(23.3) million and $(118.0) million on net realized and unrealized investment losses for the three months ended March 31, 2009 and 2008.

Net realized investment losses

	Three Months Ended March 31,
Millions	2009	2008
Fixed maturity investments	$(32.7)	$(12.6)
Short-term investments	.1	—
Common equity securities	(51.1)	3.4
Other long-term investments	(3.4)	(7.7)
Convertible fixed maturity investments	.8	3.9
Net realized investment losses pre-tax	$(86.3)	$(13.0)

For the three months ended March 31, 2009, White Mountains recognized $58.6 million of after-tax realized losses.  During the three months ended March 31, 2008, White Mountains recognized after-tax realized losses of $8.4 million.

Net unrealized investment gains (losses)

The following table summarizes changes in the carrying value of investments measured at fair value:

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
Millions	Net unrealized gains (losses)	Net foreign exchange gains	Total changes in fair value reflected in earnings	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings
Fixed maturities	$64.1	$3.0	$67.1	$3.8	$2.2	$6.0
Common equity securities	(1.6)	3.0	1.4	(82.1)	(.7)	(82.8)
Short-term investments	(.2)	.2	—	.3	1.2	1.5
Convertible fixed maturities	(1.4)	—	(1.4)	(16.5)	—	(16.5)
Other long-term investments	(6.5)	2.4	(4.1)	(13.2)	—	(13.2)
Net unrealized investment gains (losses)	$54.4	$8.6	$63.0	$(107.7)	$2.7	$(105.0)

White Mountains recognized after-tax unrealized gains (losses) of $39.3 million and $(76.2) million for the three months ended March 31, 2009 and 2008.

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains’ fixed maturity investments as of March 31, 2009 and December 31, 2008, were as follows

	March 31, 2009
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains(losses)	Carrying value
U.S. Government obligations	$655.2	$29.4	$(.3)	$5.0	$689.3
Debt securities issued by industrial corporations	2,392.1	35.3	(119.8)	(4.3)	2,303.3
Municipal obligations	7.4	.4	—	—	7.8
Mortgage-backed and asset-backed securities	1,863.1	19.6	(102.9)	21.2	1,801.0
Foreign government obligations	768.9	27.7	(1.4)	25.0	820.2
Preferred stocks	74.2	.2	(20.8)	—	53.6
Total fixed maturity investments (1)	$5,760.9	$112.6	$(245.2)	$46.9	$5,675.2

(1)          Total fixed maturity investments includes $44.7 of investments included as part of Securities lending investment assets - OneBeacon

	December 31, 2008
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains(losses)	Carrying value
U.S. Government obligations	$785.4	$24.4	$(14.4)	$3.5	$798.9
Debt securities issued by industrial corporations	1,746.9	25.0	(112.2)	(12.4)	1,647.3
Municipal obligations	7.4	.3	(.1)	—	7.6
Mortgage-backed and asset-backed securities	2,321.1	21.2	(138.4)	37.3	2,241.2
Foreign government obligations	696.6	28.3	(8.0)	14.2	731.1
Preferred stocks	74.2	.1	(19.9)	—	54.4
Total fixed maturity investments	$5,631.6	$99.3	$(293.0)	$42.6	$5,480.5

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains’ common equity securities, convertible fixed maturities, and other long-term investments as of March 31, 2009 and December 31, 2008, were as follows:

	March 31, 2009
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
Common equity securities	$323.0	$12.4	$(40.8)	$24.2	$318.8
Convertible fixed maturities	$284.9	$3.1	$(23.0)	$—	$265.0
Other long-term investments	$421.2	$42.5	$(77.0)	$8.4	$395.1

	December 31, 2008
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
Common equity securities	$558.4	$18.0	$(44.9)	$21.2	$552.7
Convertible fixed maturities	$327.3	$3.2	$(21.7)	$—	$308.8
Other long-term investments	$431.2	$44.2	$(65.2)	$6.0	$416.2

Fair value measurements at March 31, 2009

White Mountains adopted FAS 157 on January 1, 2008. FAS 157 established a hierarchy of fair value measurements based upon the nature of the inputs as follows:

Level 1 — Valuations based on quoted prices in active markets for identical assets;

Level 2 — Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar, but not identical instruments;

Level 3 — Valuations based on unobservable inputs.

White Mountains uses observable inputs for the vast majority of its investment portfolio. Fair value measurements for securities for which quoted prices are unavailable are estimated based upon reference to observable inputs such as benchmark interest rates, matrix pricing, market comparables, broker quotes and other relevant inputs. In circumstances where quoted prices or observable inputs are adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the FAS 157 fair value hierarchy. Other long-term investments, which comprises limited partnerships, hedge fund and private equity interests for which the FAS 159 fair value option has been elected are carried at fair value based upon White Mountains’ proportionate interest in the underlying partnership’s or fund’s net asset value, which is deemed to approximate fair value. In circumstances where the partnership net asset value is deemed to differ from fair value due to illiquidity or other factors, net asset value is adjusted accordingly.  At March 31, 2009 and December 31, 2008, White Mountains did not adjust the net asset values used to determine fair value because an active secondary market for such investments existed.

The following tables summarizes White Mountains’ fair value measurements for investments at March 31, 2009 and December 31, 2008, by level:

	March 31, 2009
Millions	Fair value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturities	$5,675.2	$572.1	$4,932.5	$170.6
Common equity securities	318.8	173.0	36.5	109.3
Convertible fixed maturity investments	265.0	—	264.3	.7
Short-term investments	2,150.6	2,150.6	—	—
Other long-term investments (1)	381.4	—	—	381.4
Total investments	$8,791.0	$2,895.7	$5,233.3	$662.0

(1)          The fair value of other long-term investments excludes carrying value of $13.7 associated with other investment limited partnerships accounted for using the equity method.

	December 31, 2008
Millions	Fair value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturities	$5,480.5	$689.4	$4,634.7	$156.4
Common equity securities	552.7	399.2	40.2	113.3
Convertible fixed maturity investments	308.8	—	308.8	—
Short-term investments	2,244.5	2,244.5	—	—
Other long-term investments (1)	402.4	—	—	402.4
Total investments	$8,988.9	$3,333.1	$4,983.7	$672.1

(1)          The fair value of other long-term investments excludes carrying value of $13.8 associated with other investment limited partnerships accounted for using the equity method.

In addition to the investment portfolio described above, White Mountains has $38.0 million and $41.8 million of liabilities recorded at fair value in accordance with FAS 157 and included in other liabilities as of March 31, 2009 and December 31, 2008.  These liabilities relate to securities that have been sold short by limited partnerships that White Mountains invests in and is required to consolidate under GAAP.  All of the liabilities included have been deemed to have a Level 1 designation.

The following table summarizes the changes in White Mountains’ Level 3 fair value measurements for the three months ended March 31, 2009:

Millions	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other investments	Total
Balance at January 1, 2009	$156.4	$113.3	$—	$402.4	$672.1
Total realized and unrealized losses	(3.6)	(3.6)	—	(44.3)	(51.5)
Purchases	16.4	—	.7	45.5	62.6
Sales	(17.1)	(.4)	—	(22.2)	(39.7)
Transfers in	57.9	—	—	—	57.9
Transfers out	(39.4)	—	—	—	(39.4)
Balance at March 31, 2009	$170.6	$109.3	$.7	$381.4	$662.0

Transfers into Level 3 measurements for fixed maturities relate primarily to securities as of the quarter end for which observable inputs were unavailable. Such securities were manually priced using a combination of market inputs such as benchmark interest rates, market comparables and/or broker quotes. Transfers out of Level 3 measurements for fixed maturity investments relate to securities that were manually priced in the prior period but have been priced using observable inputs in the current period.

The following table summarizes the amount of total gains (losses) included in earnings attributable to the change in unrealized gains (losses) for Level 3 assets for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
Millions	2009	2008
Fixed maturities	$9.9	$(3.9)
Common equity securities	(2.7)	(2.8)
Convertible fixed maturities	—	—
Other long-term investments	(13.7)	(17.8)
Total change in unrealized losses - Level 3 assets	$(6.5)	$(24.5)

Note 5.  Debt

Refer to the Company’s 2008 Annual Report on Form 10-K for a fuller discussion regarding White Mountains’ debt obligations as of December 31, 2008. White Mountains’ debt outstanding as of March 31, 2009 and December 31, 2008 consisted of the following:

Millions	March 31, 2009	December 31, 2008
OBH Senior Notes, at face value (1)	$665.3	$676.0
Unamortized original issue discount	(.8)	(.9)
OBH Senior Notes, carrying value	664.5	675.1

WMRe Senior Notes, at face value	400.0	400.0
Unamortized original issue discount	(1.0)	(1.0)
WMRe Senior Notes, carrying value	399.0	399.0

WTM Bank Facility	200.0	200.0
Mortgage Note	40.6	40.8
Sierra Note (2)	31.1	31.1
Atlantic Specialty Note	14.0	16.0
Total debt	$1,349.2	$1,362.0

(1)          During the first quarter of 2009, OneBeacon repurchased $10.6 face value of its outstanding OneBeacon U.S. Holdings, Inc. (“OBH”) Senior Notes for $8.1, which resulted in a $2.5 gain on extinguishment of debt.

(2)          Fully indemnified by Berkshire in connection with the Berkshire Exchange

Note 6.  Income Taxes

The Company is domiciled in Bermuda and has subsidiaries domiciled in the United States and several other countries.  The majority of White Mountains’ worldwide operations are taxed in the United States.  Income earned or losses incurred by non-U.S. companies will generally be subject to an overall effective tax rate lower than that imposed by the United States.

White Mountains’ income tax expense (benefit) for the three months ended March 31, 2009 and 2008 represented an effective tax rate of 25.4% and (31.8)%.  For the three months ended March 31, 2009, White Mountains’ effective tax rates are different from the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States.  For the three months ended March 31, 2008, White Mountains’ effective tax rates are different from the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States, withholding taxes, non-deductible dividends and accretion on the Berkshire Preferred Stock.

In arriving at the effective tax rate for the three months ended March 31, 2009, White Mountains is treating the change in unrealized investment gains (losses) and realized investment gains (losses) as discrete items separate from the other components of pre-tax income (loss). Therefore, the benefit of these net gains (losses) is calculated at the statutory rate applicable to the jurisdiction in which the gains (losses) are recorded. The majority of investment assets incurring current period net gains (losses) for the three months ended March 31, 2009 are in the U.S. and Sweden, and are taxed at the statutory rates of 35% and 26.3%. The changes in unrealized investment gains (losses) and realized investment gains (losses) are treated as discrete items due to the inability to reliably estimate these amounts for the full year.

White Mountains records a valuation allowance against deferred tax assets if it becomes more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the income tax expense in the period of change. In determining whether or not a valuation allowance, or change therein, is warranted, White Mountains considers factors such as prior earnings history, expected future earnings, carry-back and carry-forward periods and strategies that if executed would result in the realization of a deferred tax asset. As of March 31, 2009, the net U.S. deferred tax assets were approximately $497.0 million. During the next twelve months, it is possible that certain planning strategies will no longer be sufficient to utilize the entire deferred tax asset, which could result in material changes to White Mountains’ deferred tax assets and tax provision.  Utilization of the deferred tax asset is dependent on future profitability and generation of net capital gains.

Under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), White Mountains classifies all interest and penalties on unrecognized tax benefits as part of income tax expense.  With few exceptions, White Mountains is no longer subject to U.S. federal, state or non-U.S. income tax examinations for years before 2003.

In the second quarter of 2006, the Internal Revenue Service (“IRS”) commenced an examination of income tax returns for 2003 through 2004 for certain U.S. subsidiaries of OneBeacon, White Mountains Re and Esurance. On January 22, 2009, the Company received Form 4549-A (Income Tax Examination Changes) from the IRS relating to the examination of tax years 2003 and 2004.  The IRS is asserting that subsidiaries of the Company owe an additional $65.7 million of tax.  The estimated total assessment, including interest, withholding tax and utilization of tax credits is $132.3 million.  The Company disagrees with the adjustments proposed by the IRS and is vigorously defending its position.  The timing of the resolution of these issues is uncertain; however, it is reasonably possible that the resolution could occur within the next 12 months.  White Mountains does not expect the resolution of this examination to result in a material change to its financial position.

In October 2008, the IRS commenced an examination of certain of White Mountains’ U.S. subsidiaries’ income tax returns for 2005 through 2006.  As of March 31, 2009, the IRS has not proposed any significant adjustments to taxable income as a result of the 2005 through 2006 audit.  However, White Mountains does not expect to receive any adjustments that would result in a material change to its financial position.

Note 7.  Weather Contracts

For the three months ended March 31, 2009 and 2008, Galileo recognized $2.7 million and $4.0 million of net gains on its weather and weather contingent derivatives portfolio.  As of March 31, 2009 and 2008, Galileo had unamortized deferred gains of $4.0 million and $4.6 million.

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

Galileo’s weather risk management contracts are summarized in the following table:

	Three Months Ended March 31,
Millions	2009	2008
Net liability for weather derivative contracts as of January 1 (1)	$13.1	$17.9
Net consideration (paid) received during the period for new contracts	(.2)	8.4
Net receipts (payments) on contracts settled during the period	.3	(7.8)
Net decrease in fair value on settled and unsettled contracts	(2.7)	(4.0)
Net liability for weather derivative contracts as of March 31 (2)	$10.5	$14.5

(1)   Includes unamortized deferred gains of $5.1 and $2.9 as of January 1, 2009 and 2008.

(2)   Includes unamortized deferred gains of $4.0 and $4.6 as of March 31, 2009 and 2008.

The following table summarizes the maturity of contracts outstanding as of March 31, 2009:

Millions	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Net asset for contracts actively quoted	$—	$—	$—	$—	$—
Net liability for contracts using internal pricing models	5.8	4.7	—	—	10.5
Total net liability for weather contracts outstanding	$5.8	$4.7	$—	$—	$10.5	(1)

(1)   Includes $4.0 in unamortized deferred gains.

NOTE 8. Variable Annuity Reinsurance

White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. At March 31, 2009, the total guarantee value was approximately ¥ 244 billion (approximately $2.5 billion at exchange rates on that date). The collective account values of the underlying variable annuities were approximately 81% of the guarantee value at March 31, 2009. The following table summarizes the pre-tax operating results of WM Life Re for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
Millions	2009	2008
Fees, included in other revenues	$6.8	$6.6
Change in fair value of variable annuity liability, included in other revenues	31.0	(78.3)
Change in fair value of derivatives and foreign exchange on related excess margin accounts, included in other revenues (1)	(70.1)	56.5
Other investment income and (losses) gains	(.9)	—
Total revenues	(33.2)	(15.2)
Change in fair value of variable annuity death benefit liabilities, included in other expenses	3.8	(4.7)
Death benefit claims paid, included in other expenses	(.5)	—
General and administrative expenses	(1.6)	(1.0)
Pre-tax loss	$(31.5)	$(20.9)

(1)   The exposure on foreign currency denominated excess margin account deposits is economically hedged with derivative instruments. The change in fair value of the derivative instruments as well as the foreign currency gains/losses are both reported in Other Revenues. The foreign currency (loss) gain on excess margin account deposits was $(17.0) and $0.7 at March 31, 2009 and 2008.

All of White Mountains’ variable annuity reinsurance liabilities ($432.3 million) were classified as Level 3 measurements at March 31, 2009. The following table summarizes the changes in White Mountains’ variable annuity reinsurance guarantee liabilities and derivative instruments for the quarter ended March 31, 2009:

Millions	(Guarantee Liabilities) Level 3	Derivative Instruments Level 3 (1)	Derivative Instruments Level 2 (2)	Derivative Instruments Level 1 (3)	Net Derivative Assets (Guarantee Liabilities)
Balance at January 1, 2009	$(467.1)	$198.3	$5.0	$(24.9)	$(288.7)
Purchases	—	8.8	—	—	8.8
Realized and unrealized gains (losses)	34.8	(15.7)	(6.4)	(31.0)	(18.3)
Transfers in (out)	—	—	—	—	—
Sales/settlements	—	—	—	11.6	11.6
Balance at March 31, 2009	$(432.3)	$191.4	$(1.4)	$(44.3)	$(286.6)

(1)   Comprises OTC instruments.

(2)   Comprises interest rate swaps. Fair value measurement based upon bid/ask pricing quotes for similar instruments that are actively traded.

(3)   Comprises exchange traded equity index, foreign currency and interest rate futures. Fair value measurements based upon quoted prices for identical instruments that are actively traded.

The following summarizes realized and unrealized derivative gains (losses) recognized in other revenues for the quarter ended March 31, 2009 and 2008 and carrying value at March 31, 2009 and December 31, 2008, by type of instrument:

	Gains (losses) recognized		Carrying value
Type of Instrument (Millions)	2009	2008	2009	2008
Fixed income/Interest rate	$(11.5)	$2.7	$(3.2)	$(4.3)
Foreign exchange	(72.3)	19.1	37.4	60.2
Equity	30.7	34.0	111.5	122.5
Total	$(53.1)	$55.8	$145.7	$178.4

WM Life Re enters into both over-the-counter (“OTC”) and exchange traded derivative contracts to economically hedge the liability from the variable annuity benefit guarantee.  In the case of OTC derivatives, WM Life Re has exposure to credit risk for amounts that are uncollateralized by counterparties. WM Life Re’s internal risk management guidelines establish net counterparty exposure thresholds that take into account over-the-counter counterparties’ credit ratings. WM Life Re has entered into master netting agreements with certain of its counterparties whereby the collateral provided (held) is calculated on a net basis. The net collateral held under this arrangement was $7.3 million at March 31, 2009.

The following summarizes collateral provided to WM Life Re from counterparties:

Millions	March 31, 2009	December 31, 2008
Short term investments	$11.0	$10.6
Fixed maturity securities	7.3	53.7
Total	$18.3	$64.3

Collateral held by or provided by WM Life Re in the form of fixed maturity securities comprise U.S. Treasury securities, which are recorded at fair value. Collateral in the form of short-term investments consists of money-market instruments, carried at amortized cost which approximates fair value.

The following summarizes the fair value, collateral held and net exposure on OTC derivative instruments recorded within other assets:

Millions	March 31, 2009	December 31, 2008
Fair value of OTC derivative instruments	$197.2	$209.1
Collateral held	(18.3)	(64.3)
Net exposure on fair value of OTC instruments	$178.9	$144.8

The following table summarizes uncollateralized amounts due under WM Life Re’s OTC derivative contracts as of March 31, 2009:

Counterparty (Millions)	Uncollateralized balance as of March 31, 2009	S&P Rating(1)
Bank of America (3)	$51.5	A+
Barclays	44.2	A+
Citigroup (3)	44.2	A
Other	39.0	(2)
Total	$178.9

(1)   “AA+” is the second highest of twenty-one creditworthiness ratings, “A+” is the fifth highest of twenty-one creditworthiness ratings, A is the sixth highest of twenty-one creditworthiness ratings.

(2)   The ratings of the counterparties included in “Other” were A (46%), A+ (34%) and AA+ (20%).

(3)   Collateral provided (held) calculated under master netting arrangement.

The OTC derivative contracts are subject to restrictions on liquidation of the instruments and distribution of proceeds under collateral agreements.  In addition to the OTC contracts, WM Life Re held cash and short-term investments posted as collateral to its reinsurance counterparties as follows:

Millions	March 31, 2009	December 31, 2008
Cash	$255.2	$225.7
Short-term investments	40.8	30.3
Total	$296.0	$256.0

Note 9. Earnings (Loss) Per Share

Basic earnings (loss) per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares which are considered participating securities.  Diluted earnings (loss) per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.  The following table outlines the Company’s computation of earnings (loss) per share for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Basic earnings (loss) per share numerators (in millions):
Income (loss) before extraordinary item	$30.3	$(61.0)
Extraordinary item - excess of fair value of acquired net assets over cost	—	4.2
Net income (loss)	30.3	(56.8)
Dividends declared and paid	(8.9)	(21.2)
Undistributed earnings (loss)	$21.4	$(78.0)
Diluted earnings (loss) per share numerators (in millions):
Income (loss) before extraordinary item	$30.3	$(61.0)
Extraordinary item - excess of fair value of acquired net assets over cost	—	4.2
Net income (loss)	30.3	(56.8)
Dividends declared and paid	(8.9)	(21.2)
Undistributed earnings (loss)	$21.4	$(78.0)
Basic earnings (loss) per share denominators (in thousands):
Average common shares outstanding during the period	8,766	10,562
Average unvested restricted shares (1)	59	50
Basic earnings (loss) per share denominator	8,825	10,612
Diluted earnings (loss) per share denominator (in thousands):
Average common shares outstanding during the period	8,766	10,562
Average unvested restricted shares (1)	59	50
Average outstanding dilutive options to acquire common shares (2)	1	—
Diluted earnings (loss) per share denominator	8,826	10,612
Basic earnings (loss) per share (in dollars):
Income (loss) before extraordinary item	$3.44	$(5.78)
Extraordinary item - excess of fair value of acquired assets over cost	—	.40
Net income (loss)	3.44	(5.38)
Dividends declared and paid	(1.00)	(2.00)
Undistributed earnings (loss)	$2.44	$(7.38)
Diluted earnings (loss) per share (in dollars)
Income (loss) before extraordinary item	$3.44	$(5.78)
Extraordinary item - excess of fair value of acquired assets over cost	—	.40
Net income (loss)	3.44	(5.38)
Dividends declared and paid	(1.00)	(2.00)
Undistributed earnings (loss)	$2.44	$(7.38)

(1)   Restricted shares outstanding vest either in equal annual installments, upon a stated date or upon the occurrence of a specified event (see Note 12).

(2)   The diluted earnings per share denominator for the three months ended March 31, 2009 includes 6,000 common shares issuable upon exercise of incentive options at an average stock price of $179.02 per common share. The diluted (loss) per share denominator for the three months ended March 31, 2008 does not include common shares issuable upon exercise of incentive options as they are anti-dilutive to the calculation (see Note 12).

Note 10. Segment Information

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

Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
Three months ended March 31, 2009
Earned insurance and reinsurance premiums	$487.8	$227.4	$196.2	$—	$911.4
Net investment income	21.9	29.4	6.1	3.7	61.1
Net realized and unrealized investment gains (losses)	(5.9)	(20.1)	3.7	(1.0)	(23.3)
Other revenue - foreign currency translation gain	—	5.4	—	—	5.4
Other revenue	9.4	11.0	13.9	(22.4)	11.9
Total revenues	513.2	253.1	219.9	(19.7)	966.5
Losses and LAE	288.0	109.9	145.3	—	543.2
Insurance and reinsurance acquisition expenses	95.9	47.4	38.9	—	182.2
Other underwriting expenses	72.7	24.2	18.5	—	115.4
General and administrative expenses	5.5	18.7	9.2	17.2	50.6
Amortization of AFI purchase accounting adjustments	—	—	5.3	—	5.3
Accretion of fair value adjustment to loss and LAE reserves	1.4	1.1	—	—	2.5
Interest expense on debt	10.9	6.6	—	1.4	18.9
Total expenses	474.4	207.9	217.2	18.6	918.1
Pre-tax income (loss)	$38.8	$45.2	$2.7	$(38.3)	$48.4

Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
Three months ended March 31, 2008
Earned insurance and reinsurance premiums	$455.3	$266.8	$207.0	$—	$929.1
Net investment income	50.1	50.5	7.9	8.3	116.8
Net realized and unrealized investment losses	(55.4)	(52.5)	(7.1)	(3.0)	(118.0)
Other revenue — foreign currency translation loss	—	(13.1)	—	—	(13.1)
Other revenue	3.6	.2	3.1	16.2	23.1
Total revenues	453.6	251.9	210.9	21.5	937.9
Losses and LAE	300.9	168.2	168.4	1.2	638.7
Insurance and reinsurance acquisition expenses	84.7	55.6	46.4	—	186.7
Other underwriting expenses	70.1	27.0	19.0	.7	116.8
General and administrative expenses	2.9	5.1	.6	48.1	56.7
Accretion of fair value adjustment to loss and LAE reserves	3.0	1.2	—	—	4.2
Interest expense on debt	11.5	6.9	—	1.0	19.4
Interest expense - dividends on preferred stock	7.1	—	—	—	7.1
Interest expense - accretion on preferred stock	10.5	—	—	—	10.5
Total expenses	490.7	264.0	234.4	51.0	1,040.1
Pre-tax loss	$(37.1)	$(12.1)	$(23.5)	$(29.5)	$(102.2)

Note 11. Investments in Unconsolidated Affiliates

White Mountains’ investments in unconsolidated affiliates represent investments in other companies in which White Mountains has a significant voting and economic interest but does not control the entity.

Symetra

At March 31, 2009, White Mountains owned 24% of the common shares of Symetra on a fully converted basis, consisting of 17.4 million common shares and warrants to acquire an additional 9.5 million common shares. White Mountains accounts for its investment in common shares of Symetra using the equity method of accounting and accounts for its Symetra warrants under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, recording the warrants at fair value with changes in fair value recognized through the income statement as a realized investment gain or loss. Symetra’s warrants are not publicly traded. Accordingly, the fair value measurement of the warrants is based on unobservable inputs and is classified as a Level 3 measurement.

The following table summarizes amounts recorded by White Mountains relating to its investment in Symetra:

	2009			2008
	Common			Common
Millions	Shares	Warrants	Total	Shares	Warrants	Total
Carrying value of investment in Symetra as of January 1	$54.0	$27.3	$81.3	$241.3	$77.3	$318.6
Equity in earnings of Symetra (1)	1.3	—	1.3	.7	—	.7
Net unrealized losses from Symetra’s fixed maturity portfolio	(18.0)	—	(18.0)	(20.7)	—	(20.7)
Increase (Decrease) in value of warrants	—	.4	.4	—	(4.3)	(4.3)
Carrying value of investment in Symetra as of March 31 (2)	$37.3	$27.7	$65.0	$221.3	$73.0	$294.3

(1)        Equity in earnings is net of tax of $0.

(2)        Includes White Mountains’ equity in net unrealized losses from Symetra’s fixed maturity portfolio of $218.3 as of March 31, 2009 and $26.3 as of March 31, 2008.

Pentelia

White Mountains acquired a 33% equity interest in Pentelia Capital Management (“PCM”) for $1.6 million in April 2007. This investment is accounted for under the equity method.  White Mountains’ investment in PCM as of March 31, 2009 was $1.6 million.

Delos

White Mountains owns approximately 18% of Delos and accounts for its investment in Delos under the equity method. For the three months ended March 31, 2009, White Mountains recorded $(0.6) million of pre-tax equity in earnings and $(0.3) million of pre-tax equity in unrealized investment losses from its investment in Delos. White Mountains’ investment in Delos at March 31, 2009 totaled $33.1 million.

Answer Financial

In January 2008, White Mountains acquired 42% of the outstanding debt and equity of AFI. In conjunction with this transaction, AFI completed a restructuring. During the first quarter of 2008, White Mountains contributed an additional $2.5 million to AFI.  White Mountains accounted for its investment in AFI under the equity method at March 31, 2008.  For the three months ended March 31, 2008, White Mountains recorded $0.1 million of after-tax equity in earnings from its investment in AFI.  As of April 1, 2008, White Mountains’ ownership in AFI increased to 68.9%.  As a result, White Mountains now accounts for its investment in AFI as a consolidated subsidiary.  On July 30, 2008, White Mountains acquired the remaining equity and debt interests in AFI from the minority owner.

Note 12. Employee Share-Based Incentive Compensation Plans

White Mountains’ Long-Term Incentive Plan (the “WTM Incentive Plan”) provides for grants of various types of share-based and non share-based incentive awards to key employees and service providers of the Company and certain of its subsidiaries. White Mountains’ share-based compensation incentive awards consists of performance shares, restricted shares and stock options.

Share-Based Compensation Based on White Mountains Common Shares

WTM Performance Shares

Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash.  Performance share awards vest, subject to the attainment of performance goals, at the end of a three-year period and are valued based on the market value of common shares at the time awards are paid.  The following table summarizes performance share activity for the three months ended March 31, 2009 and 2008 for WTM performance shares granted under the WTM Incentive Plan and phantom WTM performance shares granted under subsidiary plans (“WTM Phantom Share Plans”):

	Three Months Ended March 31,
	2009		2008
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	164,179	$4.4	146,742	$47.3
Payments and deferrals (1)	(51,960)	—	(43,608)	(15.5)
New awards	66,373	—	61,165	—
Forfeitures and cancellations	(3,451)	(.2)	(1,303)	—
Expense recognized	—	(3.2)	—	8.3
Ending March 31,	175,141	$1.0	162,996	$40.1

(1)         There were no payments made in 2009 for the 2006-2008 performance cycle.  WTM performance share payments in 2008 for the 2005-2007 performance cycle ranged from 64% to 101% of target. Amounts include deposits of payout amounts into White Mountains’ deferred compensation plan at the election of participants.

If 100% of the outstanding WTM performance shares had been vested on March 31, 2009, the total additional compensation cost to be recognized would have been $10.2 million, based on current accrual factors (common share price and payout assumptions).

For the 2005-2007 performance cycle, the Company issued common shares for 1,700 performance shares earned and all other performance shares earned were settled in cash or by deferral into certain non-qualified deferred compensation plans of the Company or its subsidiaries.

Performance shares granted under the WTM Incentive Plan

The following table summarizes performance shares outstanding and accrued expense for performance shares awarded under the Incentive Plan at March 31, 2009 for each performance cycle:

Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2007 — 2009	45,311	$—
2008 — 2010	52,102	—
2009 — 2011	57,530.9
Sub-total	154,943.9
Assumed forfeitures	(3,874)	—
Total at March 31, 2009	151,069	$.9

Phantom Performance Shares granted under WTM Phantom Share Plans

The following table summarizes phantom WTM performance shares outstanding and accrued expense for awards made under the WTM Phantom Share Plans at March 31, 2009 for each performance cycle:

Millions, except share amounts	Target WTM Phantom Performance Shares Outstanding	Accrued Expense
Performance cycle:
2007 — 2009	7,081	$—
2008 — 2010	8,765	—
2009 — 2011	8,843.1
Sub-total	24,689.1
Assumed forfeitures	(617)	—
Total at March 31, 2009	24,072	$.1

Restricted Shares

At March 31, 2009 and 2008, the Company had 90,120 and 53,200 unvested restricted shares outstanding under the WTM Incentive Plan. The following outlines the unrecognized compensation cost associated with the outstanding restricted share awards made under the WTM Incentive Plan for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009		2008
Millions, except share amounts	Restricted Shares	Unamortized Grant Date Fair Value	Restricted Shares	Unamortized Grant Date Fair Value

Non-vested, beginning of period	53,200	$24.2	54,000	$26.7
Granted	45,320	9.2	6,200	3.1
Vested	(8,400)	—	(7,000)	—
Forfeited	—	—	—	—
Expense recognized	—	(1.9)	—	(1.2)
Non-vested at March 31	90,120	$31.5	53,200	$28.6

During the first quarter of 2009, White Mountains issued 40,820 restricted shares that cliff vest on December 31, 2010 and 4,500 restricted shares that vest in equal installments at December 31, 2011, 2012 and 2013.  If a recipient of the restricted shares that are scheduled to cliff vest on December 31, 2010 is terminated without cause after December 31, 2009 (as defined in the WTM LTIP), 50% of the restricted shares will vest.

During the first quarter of 2008, White Mountains awarded 4,200 restricted shares that vest in equal annual installments over three years and 2,000 restricted shares that cliff vest in February 2011 based on continuous service throughout the award period.

During the first quarter of 2007, White Mountains made the following grants of restricted shares to the Company’s Chairman and CEO in connection with his hiring: (1) 35,000 restricted shares that vest in equal annual installments over five years; (2) 15,000 restricted shares that vest in the event of a change in control of the Company before January 20, 2012. During the first quarter of 2007, White Mountains also awarded 4,000 restricted shares to other employees that cliff vest in February 2010 based on continuous service by the employee throughout the award period.

Of the unrecognized compensation cost at March 31, 2009, $22.9 million is expected to be recognized ratably over the remaining vesting periods and $8.6 million would be recognized in the event of a change in control before January 20, 2012. Upon vesting, all restrictions initially placed upon the restricted shares lapse.

Non-Qualified Options

In January 2007, the Company issued 200,000 seven-year Non-Qualified Options to the Company’s Chairman and CEO that vest in equal annual installments over five years and that have an initial exercise price of $650 per common share that escalates at an annual rate of 5% less the annual regular dividend rate (the “Escalator”). The fair value of the Non-Qualified Options at the grant date was estimated using a closed-form option model using an expected volatility assumption of 29.7%, a risk-free interest rate assumption of 1.1% (or 4.7% less the Escalator), a forfeiture assumption of 0%, an expected dividend rate assumption of 1.4% and a term assumption of seven years. The fair value of the Non-Qualified Options was $27.2 million at the grant date and is required to be recognized ratably over the five year vesting period. For the three months ended March 31, 2009 White Mountains recognized $1.4 million of expense associated with its Non-Qualified Options. For the three months ended March 31, 2008, White Mountains recognized $1.4 million of expense associated with its Non-Qualified Options. At March 31, 2009, 80,000 Non-Qualified Options were exercisable at a strike price of $710.01.

Incentive Options

At March 31, 2009 and 2008, the Company had 6,000 and 8,700 Incentive Options outstanding which were granted to certain key employees on February 28, 2000 (the grant date) under the WTM Incentive Plan. The 81,000 Incentive Options originally granted were issued at an exercise price equal to the market price of the Company’s underlying common shares on February 27, 2000. The exercise price escalates by 6% per annum over the life of the Incentive Options. The Incentive Options vest ratably over a ten-year service period. Upon the adoption of FAS 123R, the grant date fair value of the awards as originally disclosed for FAS 123, adjusted for estimated future forfeitures, became the basis for recognition of compensation expense for the Incentive Options. The fair value of each Incentive Option award at the grant date was estimated using a closed-form option model using an expected volatility assumption of 18.5%, a risk-free interest rate assumption of 6.4% and an expected term of ten years.

The following table summarizes the Company’s Incentive Option activity for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
Millions, except share and per share amounts	2009	2008
Opening balance - outstanding Options	6,000	9,900
Forfeited	—	(600)
Exercised	—	(600)
Ending balance - outstanding Options	6,000	8,700
Outstanding Options - exercisable	3,000	2,700
Exercise price - outstanding Options at beginning of period	$177.76	$167.70
Value of Options exercised (1)	—	$.2
Exercise price - outstanding Options at March 31,	$180.32	$170.11

(1)     Amount is equal to the number of options exercised multiplied by amount the ending market value exceeds the strike price on the date of exercise.

The outstanding Incentive Options were not in-the-money at March 31, 2009.  White Mountains expects 3,000 Incentive Options to become exercisable in 2009 and will issue common shares when the Incentive Options are exercised.  The Incentive Options expire in February 2010.

Share-Based Compensation Based on OneBeacon Ltd. Common Shares

The OneBeacon Long-Term Incentive Plan (the “OneBeacon Incentive Plan”) provides for grants of various types of share-based and non share-based incentive awards to key employees of OneBeacon Ltd. and certain of its subsidiaries.  OneBeacon’s share-based incentive awards consist of OneBeacon performance shares, stock options granted in connection with OneBeacon’s initial public offering and restricted stock units.

OneBeacon Performance Shares

OneBeacon performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash.  OneBeacon performance share awards vest, subject the attainment of performance goals, at the end of a three-year period and are valued based on the market value of OneBeacon common shares at the time awards are paid.  The following table summarizes performance share activity for the three months ended March 31, 2009 and 2008 for OneBeacon performance shares granted under the OneBeacon Incentive Plan:

	Three Months Ended March 31,
	2009		2008
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	2,212,313	$4.6	1,063,690	$9.3
Payments and deferrals (1)	(137,400)	—	(122,859)	(1.7)
New awards	364,982	—	1,327,142	—
Forfeitures and cancellations	(121,046)	(.3)	(136,079)	(.4)
Expense recognized	—	1.4	—	(.3)
Ending March 31,	2,318,849	$5.7	2,131,894	$6.9

(1)      OneBeacon performance share payments in 2009 for the 2007-2008 performance cycle were at 1.4% of target. OneBeacon performance share payments in 2008 for the 2007 performance cycle were at 62.9% of target. Amounts include deposits into OneBeacon’s deferred compensation plan.

If 100% of the outstanding OneBeacon performance shares had been vested on March 31, 2009, the total additional compensation cost to be recognized would have been $10.4 million, based on current accrual factors (common share price and payout assumptions).

The following table summarizes OneBeacon performance shares outstanding awarded under the OneBeacon Incentive Plan at March 31, 2009 for each performance cycle:

Millions, except share amounts	Target OneBeacon Performance Shares Outstanding	Accrued Expense
Performance cycle:
2007 — 2009	713,070	$.3
2008 — 2010	1,300,255	5.2
2009 — 2011	364,982.3
Sub-total	2,378,307	5.8
Assumed forfeitures	(59,458)	(.1)
Total at March 31, 2009	2,318,849	$5.7

Non-Qualified Options

In November 2006, in connection with its initial public offering, OneBeacon Ltd. issued to its key employees 1,420,000 fixed-price Non-Qualified Options to acquire OneBeacon Ltd. common shares. The following tables summarize option activity for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009		2008
Millions, except share amounts	Target Options Outstanding	Accrued Expense	Target Options Outstanding	Accrued Expense
Beginning of period	1,237,872	$2.5	1,324,306	$1.4
New awards	—	—	—	—
Forfeitures and cancellations	(89,522)	—	(66,215)	—
Exercised	—	—	—	—
Expense recognized	—	.3	—	.3
Ending March 31,	1,148,350	$2.8	1,258,091	$1.7

The options vest in equal installments on each of the third, fourth and fifth anniversaries of their issuance and expire five and a half years from the date of issuance. The fair value of each option award at grant was estimated using a Black-Scholes option pricing model using an expected volatility assumption of 30%, a risk-free interest rate assumption of 4.6%, a forfeiture assumption of 5%, an expected dividend rate assumption of 3.4% and an expected term assumption of 5.5 years. The options originally had a per share exercise price of $30.00. On May 27, 2008, the OneBeacon Compensation Committee of the Board of Directors (the “OB Compensation Committee”) amended the exercise price to $27.97 as a result of the $2.03 per share special dividend paid in the first quarter of 2008. The compensation expense associated with the options and the incremental fair value of the award modification is being recognized ratably over the remaining period.

Restricted Stock Units

The Non-Qualified Options granted by OneBeacon Ltd., in connection with its initial public offering, did not include a mechanism in the options to reflect the contribution to total return from the regular quarterly dividend. As a result, during the first quarter of 2008, OneBeacon granted 116,270 Restricted Stock Units (“RSUs”) to actively employed option holders. The RSUs vest one-third on each of November 9, 2009, 2010 and 2011 subject to, for each vesting tranche of units, the attainment of 4% growth in OneBeacon’s adjusted book value per share from January 1, 2008 through the end of the calendar year immediately following the applicable vesting date. Upon vesting, the RSUs will be mandatorily deferred into one of OneBeacon’s non-qualified deferred compensation plans and will be paid out in 2012 in cash or shares at the discretion of the OB Compensation Committee. The expense associated with the RSUs is being recognized over the vesting period. For the three months ended March 31, 2009 and 2008, OneBeacon recognized $0.1 million and $0.2 million of expense.  As of March 31, 2009, 105,790 RSUs were outstanding.

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

The following discussion also includes four non-GAAP financial measures - adjusted comprehensive net income, White Mountains’ adjusted book value per share, total adjusted capital and OneBeacon’s adjusted book value per share - that have been reconciled to their most comparable GAAP financial measures (see page 49). White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Overview

White Mountains ended the first quarter of 2009 with an adjusted book value per share of $352, which was essentially flat from December 31, 2008, including dividends. White Mountains reported an adjusted comprehensive net loss of $9 million in the first quarter of 2009 compared to break-even in the first quarter of 2008.

OneBeacon ended the first quarter of 2009 with a book value per share of $12.30, which was a 3% increase from December 31, 2008, including dividends.  OneBeacon reported a GAAP combined ratio of 94% for the first quarter of 2009 compared to 100% in the first quarter of 2008. Both periods included 3 points of net favorable loss reserve development, while the first quarter of 2009 had less than one point of catastrophe losses compared to 4 points of catastrophe losses in the first quarter of 2008, primarily related to tornados in the Southeastern United States. White Mountains Re reported a GAAP combined ratio of 80% for the first quarter 2009 compared to 94% for the first quarter 2008.  Both periods experienced relatively benign weather and light catastrophe activity. The improved combined ratio in the first quarter of 2009 was driven by 3 points of favorable loss reserve development in the first quarter of 2009 compared to 12 points of adverse loss development in the first quarter of 2008.  Esurance reported a GAAP combined ratio of 103% in the first quarter of 2009 compared to 113% in the first quarter 2008. This improvement was due mainly to selective rate increases in late 2007 and early 2008, as well as lower claims frequency resulting from less driving by insureds as a result of the recessionary environment and due to lower acquisition expenses. Operating income at AFI improved to $2 million in the first quarter of 2009 compared to less than $1 million the fourth quarter of 2008. White Mountains’ GAAP pre-tax total return on invested assets was -0.1% for the first quarter of 2009 compared to 0.3% for the first quarter of 2008.  The total investment portfolio, excluding currency movements, managed a small positive return of 0.5%. Additionally, White Mountains’ results for the first quarter of 2009 included $40 million of unrealized foreign currency exchange losses reported as other comprehensive losses, resulting primarily from the strengthening of the U.S. dollar in comparison to the Swedish krona. This compares to $58 million of unrealized foreign currency exchange gains reported in the first quarter of 2008 resulting primarily from the weakening of the U.S. dollar in comparison to the Swedish krona.

Total net written premiums decreased to $992 million for the first quarter of 2009 compared to $1,016 million in the comparable 2008 period, as an increase at OneBeacon was more than offset by decreases at White Mountains Re and Esurance. OneBeacon’s net written premiums increased 10% to $469 million in the first quarter of 2009, driven primarily by premiums from its collector car and boat business that was started in the second quarter of 2008. White Mountains Re’s net written premiums decreased 14% to $309 million in the first quarter of 2009. A significant portion of the decline was in property catastrophe exposed business where White Mountains Re continues to reduce its net exposures. Esurance’s net written premiums decreased 7% to $214 million in the first quarter of 2009 as lower advertising spending and higher rates contributed to reduced new business sales volume.

Adjusted Book Value Per Share

The following table presents White Mountains’ adjusted book value per share and reconciles this non-GAAP measure to the most comparable GAAP measure. (See NON-GAAP FINANCIAL MEASURES on page 49).

	March 31, 2009	Dec. 31, 2008	March 31, 2008
Book value per share numerators (in millions):

White Mountains common shareholders’ equity	$2,866.2	$2,898.8	$4,679.2
Benefits to be received from share obligations under employee stock option plans (1)	—	1.1	1.5
Remaining accretion of subsidiary preferred stock to face value (2)	—	—	(8.3)
Book value per share numerator	2,866.2	2,899.9	4,672.4
Equity in net unrealized losses from Symetra’s fixed maturity portfolio	218.3	197.3	26.3
Adjusted book value per share numerator	$3,084.5	$3,097.2	$4,698.7
Book value per share denominators (in thousands of shares):

Common shares outstanding	8,854.1	8,808.8	10,570.2
Share obligations under employee stock option plans (1)	—	6.0	8.7
Book value per share denominator	8,854.1	8,814.8	10,578.9
Unearned restricted shares	(83.4)	(42.6)	(50.4)
Adjusted book value per share denominator	8,770.7	8,772.2	10,528.5
Book value per common share	$323.71	$328.97	$441.67
Adjusted book value per common share	$351.68	$353.07	$446.28

(1)        Assumes conversion of in-the-money stock options.

(2)        Remaining adjustment of subsidiary preferred stock to face value, which is based on White Mountains’ ownership interest in OneBeacon Ltd. of 74.7% as of March 31, 2008.

Noncontrolling Interests

During the first quarter of 2009, White Mountains adopted FAS No. 160.  As a result, White Mountains has changed the presentation of its financial statements for prior periods to conform to the required presentation, as follows:  noncontrolling interests (previously referred to as “minority interests”) are now presented on the balance sheets within equity, separate from White Mountains’ shareholders’ equity, and the portion of net income, extraordinary item and comprehensive income attributable to White Mountains’ common shareholders and the noncontrolling interests are presented separately on the consolidated statements of operations and comprehensive income.  The adoption of FAS 160 did not impact White Mountains’ adjusted book value per share.

Review of Consolidated Results

White Mountains’ consolidated financial results for the three months ended March 31, 2009 and 2008 follow:

	Three Months Ended March 31,
Millions	2009	2008
Gross written premiums	$1,145.6	$1,178.3
Net written premiums	$992.3	$1,015.6

Revenues
Earned insurance and reinsurance premiums	$911.4	$929.1
Net investment income	61.1	116.8
Net realized and unrealized investment losses	(23.3)	(118.0)
Other revenue	17.3	10.0
Total revenues	966.5	937.9
Expenses
Losses and LAE	543.2	638.7
Insurance and reinsurance acquisition expenses	182.2	186.7
Other underwriting expenses	115.4	116.8
General and administrative expenses	50.6	56.7
Amortization of AFI purchase accounting adjustments	5.3	—
Accretion of fair value adjustment to loss and LAE reserves	2.5	4.2
Interest expense — debt	18.9	19.4
Interest expense - dividends on preferred stock	—	7.1
Interest expense - accretion on preferred stock	—	10.5
Total expenses	918.1	1,040.1
Pre-tax income (loss)	$48.4	$(102.2)
Income tax (expense) benefit	(12.3)	32.5
Equity in earnings of unconsolidated affiliates	.9	.4
Excess of fair value of acquired assets over cost	—	4.2
Net income (loss) before noncontrolling interests	$37.0	$(65.1)
Net (income) loss attributable to noncontrolling interest	(6.7)	8.3
Net income (loss) attributable to White Mountains common shareholders	$30.3	$(56.8)
Other comprehensive (loss) income, net of tax	(57.2)	36.0
Comprehensive net loss	$(26.9)	$(20.8)
Comprehensive net (loss) income attributable to noncontrolling interests	(.3)	.3
Comprehensive net loss attributable to White Mountains common shareholders	$(27.2)	$(20.5)
Change in net unrealized losses from Symetra’s fixed maturity portfolio	18.0	20.7
Adjusted comprehensive net (loss) income	$(9.2)	$.2

Consolidated Results —Three Months Ended March 31, 2009 versus Three Months Ended March 31, 2008

White Mountains’ total revenues increased 3% to $967 million in the first quarter of 2009 compared to $938 million in the first quarter of 2008. Earned premiums were down 2% in the first quarter of 2009 compared to the first quarter of 2008, as increased earned premiums at OneBeacon were more than offset by decreases at White Mountains Re and Esurance. Net investment income decreased 48% to $61 million in the first quarter of 2009 compared to $117 million in the first quarter of 2008, due to lower overall portfolio yields, shifts in portfolio mix to lower risk, lower yield investments and a decrease in the overall invested asset base following the Berkshire Exchange. White Mountains reported net realized and unrealized investment losses of $23 million in the first quarter of 2009 compared to $118 million of such losses in the first quarter of 2008.

Other revenues increased $7 million to $17 million in the first quarter of 2009 compared to the first quarter of 2008, due in part to $5 million of foreign currency translation gains at White Mountains Re in the first quarter of 2009 compared to $13 million of foreign currency losses reported in the first quarter of 2008. In addition, other revenues in the first quarter of 2009 included $13 million in fee revenues from AFI, which White Mountains first consolidated in the second quarter of 2008. Other revenues also included $33 million and $15 million in losses in the first quarters of 2009 and 2008, respectively, from WM Life Re due mainly to the net effect of the increase in the fair value of WM Life Re’s variable annuity liabilities exceeding the increase in the fair value of the related derivative contracts that economically hedge the liabilities (See Note 8).

White Mountains’ total expenses decreased 12% to $918 million in the first quarter of 2009 compared to $1,040 million in the first quarter of 2008. Losses and LAE expenses decreased $96 million, or 15%, due primarily to lower catastrophe losses and adverse loss reserve development in the first quarter of 2009 as compared to the first quarter of 2008.  Insurance and reinsurance acquisition expenses and other underwriting expenses in the first quarter of 2009 were flat on relatively level earned premiums.

White Mountains’ income tax expense (benefit) for the first quarter of 2009 and 2008 represented an effective tax rate of 25.4% and (31.8)%.  For the three months ended March 31, 2009, White Mountains’ effective tax rates are different from the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States.  For the three months ended March 31, 2008, White Mountains’ effective tax rates are different from the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States, withholding taxes, non-deductible dividends and accretion on the Berkshire Preferred Stock.

I. Summary of Operations By Segment

White Mountains conducts its operations through four segments: (1) OneBeacon, (2) White Mountains Re, (3) Esurance and (4) Other Operations. White Mountains manages all of its investments through its wholly-owned subsidiary, WM Advisors, therefore, a discussion of White Mountains’ consolidated investment operations is included after the discussion of operations by segment. White Mountains’ segment information is presented in Note 10 to the Consolidated Financial Statements.

OneBeacon

Financial results for OneBeacon for the three months ended March 31, 2009 and 2008 follow:

	Three Months Ended March 31,
Millions	2009	2008
Gross written premiums	$531.1	$500.3
Net written premiums	$469.4	$425.7

Earned insurance and reinsurance premiums	$487.8	$455.3
Net investment income	21.9	50.1
Net realized and unrealized investment losses	(5.9)	(55.4)
Other revenue	9.4	3.6
Total revenues	513.2	453.6

Losses and LAE	288.0	300.9
Insurance and reinsurance acquisition expenses	95.9	84.7
Other underwriting expenses	72.7	70.1
General and administrative expenses	5.5	2.9
Accretion of fair value adjustment to loss and LAE reserves	1.4	3.0
Interest expense on debt	10.9	11.5
Interest expense - dividends on preferred stock	—	7.1
Interest expense - accretion on preferred stock	—	10.5
Total expenses	474.4	490.7
Pre-tax income (loss)	$38.8	$(37.1)

The following table presents OneBeacon’s adjusted book value per common share and reconciles this non-GAAP measure to book value per common share, the most comparable GAAP measure.

(Millions, except per share amounts)	March 31, 2009	Dec. 31, 2008	March 31, 2008
OneBeacon book value per share numerators:

OneBeacon common shareholders’ equity	$1,169.3	$1,155.1	$1,613.0
Remaining accretion of subsidiary preferred stock to face value	—	—	(11.1)
Adjusted OneBeacon common shareholders’ equity	1,169.3	1,155.1	1,601.9
OneBeacon Ltd. common shares outstanding	95.1	95.1	96.0
OneBeacon book value per common share	$12.30	$12.15	$16.80
OneBeacon adjusted book value per common share	$12.30	$12.15	$16.69

The following tables provide OneBeacon’s GAAP ratios, net written premiums and earned insurance premiums for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31, 2009
	Specialty	Commercial	Personal	Total(1)
GAAP Ratios:
Loss and LAE	32%	58%	89%	59%
Expense	39%	37%	28%	35%
Total Combined	71%	95%	117%	94%
Net written premiums	$178.7	$158.9	$131.7	$469.4
Earned premiums	$162.7	$174.8	$150.2	$487.8

	Three Months Ended March 31, 2008
	Specialty	Commercial	Personal	Total(1)
GAAP Ratios:
Loss and LAE	55%	72%	65%	66%
Expense	32%	38%	31%	34%
Total Combined	87%	110%	96%	100%
Net written premiums	$110.9	$169.7	$144.7	$425.7
Earned premiums	$110.4	$181.0	$163.6	$455.3

(1) Includes results from run-off operations.

OneBeacon Results - Three Months Ended March 31, 2009 versus Three Months Ended March 31, 2008

Overview

OneBeacon ended the first quarter of 2009 with a book value per share of $12.30, a 3% increase for the three months ended March 31, 2009, and a 21% decrease from its adjusted book value per share at March 31, 2008, in each case including dividends. OneBeacon’s GAAP combined ratio decreased to 94% for the first quarter of 2009 from 100% for the first quarter of 2008. Both periods included 3 points of net favorable loss reserve development primarily in specialty lines and in commercial lines.  In the first quarter of 2009, favorable loss reserve development in specialty lines and in commercial lines was partially offset by adverse loss reserve development in personal lines, primarily related to personal injury protection litigation at AutoOne.  The first quarter of 2009 had less than one point of catastrophe losses, while the first quarter of 2008 included 4 points of catastrophe losses, primarily related to tornados in the Southeastern United States.

OneBeacon’s net written premiums increased 10% in the first quarter of 2009 to $469 million, compared to $426 million in the first quarter of 2008.  This increase was due to increased premiums in specialty lines, primarily from OneBeacon’s collector car and boat business that it began writing in the second quarter of 2008, Entertainment Brokers International Insurance Services (“EBI”), which OneBeacon acquired in the third quarter of 2008, and from OneBeacon Professional Partners (“OBPP”).   This increase was partially offset by decreases in personal lines, where $14 million of premiums were ceded under a new quota share treaty designed to reduce property catastrophe exposure from homeowners business written in the Northeast (see Personal lines discussion below), and in commercial lines.

Specialty lines. Net written premiums for specialty lines increased 61% to $179 million in the first quarter of 2009 from $111 million in the first quarter of 2008. The increase was primarily due to $28 million in net written premiums from OneBeacon’s collector car and boat business that it began writing in the second quarter of 2008. The increase was also due to $15 million in writings from EBI, which OneBeacon acquired in the third quarter of 2008, as well as a $14 million increase from OBPP and an $11 million increase from Specialty Accident and Health.

The specialty lines combined ratio for the first quarter of 2009 decreased to 71% from 87% for the first quarter of 2008. The loss and LAE ratio decreased 23 points to 32% while the expense ratio increased 7 points to 39%. The decrease in the loss and LAE ratio was mainly due to 17 points of favorable loss reserve development in the first quarter of 2009 related to lower than expected severity in professional liability, compared with 3 points of favorable loss reserve development in the first quarter of 2008, also primarily related to professional liability.  Further, the current accident year loss and LAE ratio including catastrophes decreased 10 points as compared to the prior year period due to better current accident year loss results across all specialty lines of business. The increase in the expense ratio was mainly due to changes in mix of business within the specialty lines businesses and the mix of products offered within those businesses. OneBeacon’s collector car and boat business and some of its other newer specialty lines businesses pay higher commissions than OneBeacon’s older specialty lines businesses.

Commercial lines. Net written premiums for commercial lines decreased 6% to $159 million in the first quarter of 2009 from $170 million in the first quarter of 2008. The decrease was primarily due to a $15 million decrease in OneBeacon’s traditional middle market division, reflecting the more competitive marketplace, partially offset by increased writings at OneBeacon Specialty Property.

The commercial lines combined ratio for the first quarter of 2009 decreased to 95% from 110% for the first quarter of 2008. The loss and LAE ratio decreased 14 points to 58%, while the expense ratio decreased 1 point to 37%. The decrease in the loss and LAE ratio was due to lower catastrophe losses and increased favorable loss reserve development.  The first quarter of 2009 included 1 point of catastrophe losses compared to 8 points in the first quarter of 2008, which primarily related to tornados in the southeastern United States. The first quarter of 2009 included 10 points of favorable loss reserve development compared to 5 points in the first quarter of 2008. In addition, current accident year non-catastrophe losses decreased 3 points as compared to the first quarter of 2008, primarily related to lower than expected severity on commercial multi-peril non-catastrophe losses.

Personal lines. Net written premiums for personal lines decreased 9% to $132 million in the first quarter of 2009 from $145 million in the first quarter of 2008. In traditional personal lines, net written premium decreased 8% to $101 million. In an effort to further reduce its property catastrophe exposure in the Northeast, OneBeacon entered into a 30% quota share agreement with a group of reinsurers that runs from January 1, 2009 through December 31, 2009. During the first quarter of 2009, OneBeacon ceded approximately $14 million of written premiums from its Northeast homeowners business written through OneBeacon Insurance Company and its subsidiary companies, along with Adirondack Insurance and New Jersey Skylands Insurance Association in New York and New Jersey, respectively. Further, net written premiums at AutoOne decreased 14% to $31 million due to declines in New York’s assigned risk pool. With respect to the New York assigned risk pool, market trends indicate that assigned risk volumes are expected to further decline to approximately $133 million in 2009, which would be down from $150 million in 2008, $179 million in 2007 and $253 million in 2006. OneBeacon expects a reduction in AutoOne’s premium volume reflective of these trends.

The personal lines combined ratio for the first quarter of 2009 increased to 117% from 96% for the first quarter of 2008. The loss and LAE ratio increased 24 points to 89%, while the expense ratio decreased by 3 points to 28%. The increase in the loss and LAE ratio was primarily due to 19 points of adverse loss reserve development in the first quarter of 2009, primarily related to an increased level of litigation activity resulting in higher litigation-related expenses as well as higher claim settlement costs with respect to personal injury protection litigation at AutoOne. The first quarter of 2008 included 1 point of favorable loss reserve development, primarily related to automobile liability losses in traditional personal lines. The decrease in the expense ratio was primarily due to lower policy acquisition expenses as a result of the quota share agreement for OneBeacon’s Northeast homeowners business.

White Mountains Re

Financial results and GAAP ratios for White Mountains Re for the three months ended March 31, 2009 and 2008 follow:

	Three Months Ended March 31,
Millions	2009	2008
Gross written premiums	$400.3	$446.9
Net written premiums	$309.3	$359.6

Earned insurance and reinsurance premiums	$227.4	$266.8
Net investment income	29.4	50.5
Net realized and unrealized investment losses	(20.1)	(52.5)
Other revenue - foreign currency translation gains (losses)	5.4	(13.1)
Other revenue -Tuckerman Fund II (1)	12.3	—
Other revenue	(1.3)	.2
Total revenues	253.1	251.9

Losses and LAE	109.9	168.2
Insurance and reinsurance acquisition expenses	47.4	55.6
Other underwriting expenses	24.2	27.0
General and administrative expenses - Tuckerman Fund II (1)	11.5	—
General and administrative expenses	7.2	5.1
Accretion of fair value adjustment to losses and LAE reserves	1.1	1.2
Interest expense on debt	6.6	6.9
Total expenses	207.9	264.0
Pre-tax income (loss)	$45.2	$(12.1)

GAAP ratios:
Losses and LAE	48%	63%
Expense	32%	31%
Total Combined	80%	94%

(1)

Tuckerman Fund II was transferred from Other Operations to White Mountains Re, effective June 30, 2008. Therefore the consolidated results of Tuckerman Fund II are included in the table above for the first quarter of 2009 and are included in the Other Operation segment in the first quarter of 2008.

White Mountains Re Results - Three Months Ended March 31, 2009 versus Three Months Ended March 31, 2008

White Mountains Re’s GAAP combined ratio decreased to 80% for the first quarter of 2009 from 94% for the first quarter of 2008. Both periods experienced relatively benign weather and light catastrophe activity. The improvement in the combined ratio was primarily due to 3 points ($6 million) of favorable loss reserve development in the first quarter of 2009 compared to 12 points ($33 million) of adverse loss reserve development in the first quarter of 2008, which was primarily a result of construction defect claims from accident years 2003 and prior.  The first quarter of 2009 also included 5 points ($12 million) of catastrophe losses, net of reinsurance and reinstatement premiums, compared to 3 points ($9 million) of catastrophe losses, net of reinsurance and reinstatement premiums, in the first quarter of 2008.  The first quarter of 2009 catastrophe losses were primarily related to European windstorm Klaus, whereas the first quarter 2008 catastrophe losses were primarily related to European windstorm Emma.

White Mountains Re’s gross written premiums decreased 10% to $400 million in the first quarter 2009 from $447 million in the first quarter 2008. Net written premiums decreased 14% to $309 million in the first quarter 2009 from $360 million in the first quarter 2008. These declines were due mainly to reductions in global net property writings and U.S. casualty writings as well as the effect of foreign currency exchange due to the weakening of the Swedish krona against the U.S. dollar.  The decrease in global property business reflects White Mountains Re’s reduction in net peak zone property catastrophe exposures as part of its capital and risk management strategy.  The reduction in U.S. casualty business is due to pricing, terms and conditions for certain accounts that no longer meet White Mountains Re’s underwriting guidelines, as well as higher ceding company retentions.

White Mountains Re’s other revenues consist primarily of $5 million of foreign currency translation gains recorded in the first quarter 2009 as compared to a loss of $13 million in the first quarter 2008, primarily the result of the weakening of the Swedish krona as discussed above.  In addition, White Mountains Re recorded $12 million of other revenues in the first quarter of 2009 related to the consolidation of Tuckerman Fund II, which was transferred to White Mountains Re from the Other Operations segment, effective June 30, 2008.

White Mountains Re’s insurance and reinsurance acquisition expenses decreased 15% to $47 million in the first quarter 2009 from $56 million in the first quarter 2008. The decrease is in-line with the overall decline in premium volume discussed above.

White Mountains Re’s other underwriting expenses decreased by $3 million, primarily due to foreign currency translation due to the weakening of the Swedish krona to U.S. dollar exchange rate as discussed above.  In addition, headcount has been reduced by 8% in comparison to last year.

White Mountains Re’s general and administrative expenses increased to $19 million in the first quarter 2009 from $5 million in the first quarter 2008, primarily due to $12 million of expenses related to the consolidation of Tuckerman Fund II as discussed above.

Esurance

Financial results and GAAP ratios for Esurance for the three months ended March 31, 2009 and 2008 follow:

	Three Months Ended March 31,
Millions	2009	2008
Gross written premiums	$214.2	$231.2
Net written premiums	$213.6	$230.3

Earned insurance and reinsurance premiums	$196.2	$207.0
Net investment income	6.1	7.9
Net realized and unrealized investment gains (losses)	3.7	(7.1)
Other revenue	13.9	3.1
Total revenues	219.9	210.9

Losses and LAE	145.3	168.4
Insurance and reinsurance acquisition expenses	38.9	46.4
Other underwriting expenses	18.5	19.0
General and administrative expenses	9.2	.6
Amortization of AFI purchase accounting adjustments	5.3	—
Total expenses	217.2	234.4
Pre-tax income (loss)	$2.7	$(23.5)

GAAP ratios:
Losses and LAE	74%	81%
Expense	29%	32%
Total Combined	103%	113%

Esurance Results - Three Months Ended March 31, 2009 versus Three Months Ended March 31, 2008

Esurance’s GAAP combined ratio decreased to 103% for the first quarter of 2009 from 113% for the first quarter of 2008.  The improved results for 2009 were driven by better loss results and lower acquisition costs.  The loss ratio decreased 7 points to 74% for the first quarter of 2009 from 81% in the first quarter of 2008. This was largely due to selective rate increases in late 2007 and early 2008, along with lower claims as rising unemployment and reduced economic activity led to fewer cars on the road.  The expense ratio decreased to 29% from 32%, primarily due to lower acquisition expenses driven by a reduction in advertising spending.

Net written premium decreased 7% to $214 million in the first quarter of 2009 from $230 million during the first quarter of 2008. Lower advertising spending and higher rates contributed to reduced new business sales volume. Esurance experienced a slight increase in cancellations for non-payment of premium, as more customers are finding it difficult to pay their auto insurance bills. Total revenues for the segment were $220 million for the first quarter, similar to performance in the first quarter of 2008. Other revenues increased to $14 million in the first quarter of 2009 from $3 million in the first quarter of 2008, primarily due to the acquisition of AFI in the second quarter of 2008.  AFI had $13 million of commissions on new and renewal business in the first quarter of 2009. General and administrative expenses increased to $9 million during the quarter, primarily due to the addition of AFI’s operational expenses of $11 million.  As of March 31, 2009, the Esurance segment had 759,000 policies-in-force, including 289,000 policyholders at AFI.  The Esurance segment added approximately 14,000 policies-in-force (approximately 8,000 at Esurance and approximately 6,000 at AFI) during the first quarter, reversing the trend seen in 2008.

Esurance wrote business in 30 states during the first quarter of 2009, the largest of which were California (with 23% of direct written premium), Florida (14%), New York (8%), Texas (5%) and Pennsylvania (4%). AFI sells policies in all 50 states plus the District of Columbia. For the first quarter of 2009, AFI’s largest states were California (16% of policies-in-force), Texas (7%), Florida (7%), Pennsylvania (4%) and Georgia (4%).

Other Operations

Other Operations consists of the operations of the Company, the Company’s intermediate holding companies, the consolidated results of the Tuckerman Fund I and Tuckerman Fund II (until its transfer to the White Mountains Re segment, effective June 30, 2008), the International American Group (until its disposition in October 2008), WM Advisors and White Mountains’ investments in unconsolidated affiliates. The Other Operations segment also includes the results of WM Life Re and Galileo. White Mountains continues to explore options to limit the cost of running off WM Life Re’s contracts and has ceased writing new weather derivative contracts at Galileo.

A summary of White Mountains’ financial results from its Other Operations segment for the three months ended March 31, 2009 and 2008 follows:

	Three Months Ended March 31,
Millions	2009	2008
Net investment income	$3.7	$8.3
Net realized and unrealized investment losses	(1.0)	(3.0)
Other revenue - Tuckerman Fund I and II (1)	6.2	24.4
Other revenue	(28.6)	(8.2)
Total revenues	(19.7)	21.5

Losses and LAE	—	1.2
Other underwriting expenses	—	.7
General and administrative expenses - Tuckerman Fund I and II (1)	6.2	24.6
General and administrative expenses	11.0	23.5
Interest expense - debt	1.4	1.0
Total expenses	18.6	51.0
Pre-tax loss	$(38.3)	$(29.5)

(1)

Tuckerman Fund II was transferred from Other Operations to White Mountains Re, effective June 30, 2008. Therefore the consolidated results of Tuckerman Fund II are included in the table above through that date and are included in the White Mountains Re segment from July 1, 2008 forward. The consolidated results of Tuckerman Fund I are included in all periods presented above.

Other Operations Results - Three Months Ended March 31, 2009 versus Three Months Ended March 31, 2008

White Mountains’ Other Operations segment’s pre-tax loss in the first quarter of 2009 was $38 million, compared to $30 million in the first quarter of 2008.  WM Life Re reported $32 million in pre-tax losses in the first quarter of 2009 compared to $21 million of pre-tax losses in the first quarter of 2008 (See Note 8).  The losses in WM Life Re primarily resulted from the effect of the continuing volatile investment market conditions on the valuation of WM Life Re’s derivative assets and liabilities during the quarter.

II. Summary of Investment Results

Investment Returns

For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a more relevant comparison to benchmark returns, while all dollar amounts are presented net of any management fees and trading expenses. A summary of White Mountains’ consolidated pre-tax investment results and gross investment returns versus typical benchmarks for the three months ended March 31, 2009 and 2008 follows:

Pre-tax investment results

	Three Months Ended March 31,
Millions	2009	2008
Net investment income	$61.1	$116.8
Net realized and unrealized investment losses	(23.3)	(118.0)
Net unrealized foreign currency (losses) gains on investments	(51.5)	30.8
Total GAAP pre-tax investment (losses) gains	$(13.7)	$29.6

Gross investment returns and benchmark returns

	Three Months Ended March 31,
	2009	2008
Fixed maturity investments	1.0%	1.9%
Short-term investments	.1	1.0
Total fixed maturities	.7	1.7
Barclay’s U.S. Intermediate Aggregate Index	.9	2.4

Convertible securities	.5	-2.8
Common stocks	-12.0	-5.8
Other long-term investments	-3.8	-3.4
Total equities, convertible securities and other long-term investments	-5.9	-4.7
S&P 500 Index (total return)	-11.0	-9.4

Total consolidated portfolio	-.1%	.3%

White Mountains’ GAAP total return on invested assets for the first quarter of 2009 was -0.1% compared to 0.3% in the first quarter of 2008. The total investment portfolio, excluding currency movements, managed a small positive return of 0.5%. White Mountains has continued to avoid the large, permanent credit losses that have recently been reported by many financial institutions. The GAAP total return on fixed maturity investments, including mortgage-backed and asset-backed securities and short term investments, was 0.7% for the first quarter of 2009 compared to 1.7% in the first quarter of last year. The fixed income portfolio was up 1.5% in local currencies, compared to a Barclays U.S. Intermediate Aggregate return of 0.9%. White Mountains’ equity and convertible security portfolio return of -5.9% in the first quarter of 2009, which outperformed the S&P 500 return of -11.0%.  White Mountains continued to de-risk its portfolios during the quarter, selling approximately $310 million of equities and convertibles and $75 million of non-agency residential mortgage-backed securities.  Total equity exposure is now 11% of GAAP invested assets (8% excluding convertibles).  Net investment income was $61 million in the first quarter of 2009, down from $117 million.  The decline was primarily due to lower overall portfolio yields, shifts in portfolio mix to lower risk, lower yield investments and a decrease in the overall invested asset base following the Berkshire Exchange.

Mortgage-backed, Asset-backed Securities

White Mountains purchases commercial and residential mortgage-backed securities to maximize its fixed income portfolio’s risk adjusted returns and diversify the portfolio risk from primarily corporate credit risk to a mix of credit and cash flow risk. White Mountains is not an originator of residential mortgage loans and does not hold any residential mortgage-backed securities categorized as sub-prime as of March 31, 2009. In addition, White Mountains’ investments in hedge funds, limited partnerships and private equities contain negligible amounts of sub-prime mortgage-backed securities at March 31, 2009. White Mountains is not directly exposed to potential losses on sub-prime mortgage-backed securities, other than approximately $3 million of sub-prime mortgage-backed securities that are in the collateral account under its securities lending programs at March 31, 2009. White Mountains considers sub-prime mortgage-backed securities to be those that are issued from dedicated sub-prime shelf registrations, dedicated second-lien shelf registrations (i.e., White Mountains considers investments backed primarily by second-liens to be a sub-prime risk regardless of credit score or other metrics) or otherwise have underlying loan pools that exhibit weak credit characteristics.

There are also mortgage-backed securities that White Mountains categorizes as “non-prime” (also called “Alt A” or “A-”) that are backed by collateral that has overall credit quality between prime and sub-prime, based on a review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of March 31, 2009, $24 million of White Mountains’ mortgage-backed securities holdings were classified as non-prime. All of these non-prime securities have the highest rating ascribed by Standard & Poors (“AAA”). White Mountains does not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

The following table summarizes White Mountains’ asset-backed securities holdings at fair value as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
Millions	2009	2008
Mortgage-backed securities:
Agency (1)
GNMA	$635.7	$964.4
FNMA	93.1	114.7
FHLMC	232.4	232.9
Total Agency	961.2	1,312.0
Non-agency:
Residential	286.6	398.2
Commercial	454.7	435.0
Total Non-agency	741.3	833.2

Total mortgage-backed securities	1,702.5	2,145.2
Other asset-backed securities:
Credit card	53.7	82.2
Auto	43.9	13.8
Other	.9	—
Total other asset-backed securities	98.5	96.0
Total asset-backed securities (2)	$1,801.0	$2,241.2

(1)

Represents publicly traded residential mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (e.g., FNMA, FHLMC).

(2)

Of White Mountains’ total asset-backed securities, approximately 95% and 99% as of March 31, 2009 and December 31, 2008, respectively, have the highest rating ascribed by Moody’s (“Aaa”) or Standard & Poors (“AAA”).

Securities Lending

White Mountains is currently exploring options for exiting its securities lending programs. White Mountains participated in securities lending programs through both OneBeacon and White Mountains Re as a mechanism for generating additional investment income.  Under the security lending arrangements, certain securities White Mountains owns are loaned to other institutions for short periods of time through a lending agent.  The security lending counterparty is required to provide collateral for the loaned securities, which is then invested by the lending agent.  The collateral is normally required at a rate of 102% of the fair value of the loaned securities. For OneBeacon’s program prior to February 2009 and for White Mountains Re’s program, the collateral is fully controlled by the lending agent and may not be sold or re-pledged.

The fair value of the securities lending collateral is recorded as both an asset and a liability, however, other than in the event of a default by the borrower, the collateral is not available to White Mountains and will be remitted to the borrower by the lending agent upon return of the loaned securities. Because of these restrictions, White Mountains considers White Mountains Re’s securities lending activities and OneBeacon’s security lending activities prior to February 2009 to be non-cash transactions. In the event of a shortfall in the collateral amount required to be returned to the security lending counterparty (e.g., as a result of investment losses), White Mountains is obligated to make up any deficiency.  The value that can be loaned under White Mountains’ securities lending programs cannot exceed approximately $170 million.

In February 2009, OneBeacon amended the terms of its securities lending program to give it more control over the investment of borrowers’ collateral and to segregate the assets supporting that collateral from a collective investment vehicle managed by the lending agent into a separate account. Pursuant to the amendment, (i) the guidelines for the investment of any new cash collateral, as well as the reinvestment of cash, were narrowed to permit investment in only cash equivalent securities, (ii) OneBeacon has the authority to direct the lending agent to both sell specific collateral securities in its separate account and to not sell certain collateral securities which the lending agent proposes to sell, and (iii) OneBeacon and the lending agent agreed to manage the securities lending program toward an orderly wind-down, which OneBeacon believes will be completed over an approximately 1 to 2 year period.

As a result of this change, OneBeacon’s securities lending program is now recorded so that assets in the separate account are included within its investment securities. Accordingly, purchases and sales of invested assets held in the separate account as well as changes in the payable to the borrower for the return of collateral are reflected in the investing and financing sections of the cash flow statement commencing with the quarter ended March 31, 2009. White Mountains has recorded an asset of $151 million (including $45 million within fixed maturities) for the value of the collateral held and a liability of $161 million for the amount that is contractually due to the security lending counterparties upon the return of the loaned securities.

White Mountains has some exposure to troubled financial services companies in the investments purchased with the collateral received under its securities lending program. A portion of the collateral received for securities loaned out under the program was invested in formerly highly rated troubled financial services companies and in highly rated sub-prime mortgage-backed securities. Additionally, there are approximately $3 million of sub-prime mortgage-backed securities at White Mountains Re that are in the securities lending collateral accounts at March 31, 2009. At March 31, 2009, there was a $9 million collateral shortfall ($2 million at OneBeacon and $7 million at White Mountains Re) that relates primarily to these securities.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash and Short-term Investments

Holding company level.  The primary sources of cash for the Company and certain of its intermediate holding companies are dividends and tax sharing payments received from its insurance and reinsurance operating subsidiaries, capital raising activities, net investment income and proceeds from sales and maturities of holding company investments. The primary uses of cash are repurchases of the Company’s and OneBeacon Ltd.’s common shares, payments on and repurchases/retirements of its debt obligations, dividend payments to holders of the Company’s common shares, to noncontrolling interest holders of OneBeacon Ltd.’s common shares and to holders of the WMRe Preference Shares, purchases of investments, payments made to tax authorities, contributions to operating subsidiaries and holding company operating expenses.

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

OneBeacon:

Generally, OneBeacon’s regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. Based upon December 31, 2008 statutory surplus of $1.4 billion, OneBeacon’s top tier regulated insurance operating subsidiaries have the ability to pay approximately $136 million of dividends during 2009 without prior approval of regulatory authorities, subject to the availability of unassigned funds. As of December 31, 2008, OneBeacon’s top tier regulated insurance operating subsidiaries had $0.9 billion of unassigned funds. During the first quarter of 2009, OneBeacon’s regulated insurance operating subsidiaries did not pay any dividends to their immediate parent.

During the first quarter of 2009, OneBeacon’s unregulated operating subsidiaries paid $3 million of dividends to their immediate parent.  At March 31, 2009, OneBeacon’s unregulated operating subsidiaries had approximately $19 million of unrestricted cash.

During the first quarter of 2009, OneBeacon Ltd. paid $20 million of regular quarterly dividends to its common shareholders. White Mountains received a total of $15 million of these dividends.

As of March 31, 2009, OneBeacon Ltd. and its intermediate holding companies had approximately $133 million of net unrestricted cash and fixed maturity investments outside of its regulated and unregulated insurance operating subsidiaries.

White Mountains Re:

WMRe America has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. Based upon December 31, 2008 statutory surplus of $709 million, WMRe America would have the ability to pay approximately $71 million of dividends during 2009 without prior approval of regulatory authorities, subject to the availability of earned surplus. As of March 31, 2009, WMRe America had negative earned surplus. During the first quarter of 2009, WMRe America did not pay any dividends to its immediate parent.

In accordance with the provisions of Swedish law, WMRe Sirius can voluntarily transfer its pre-tax income, or a portion thereof, subject to certain limitations, to its Swedish parent company to minimize taxes (referred to as a group contribution). In 2009, WMRe Sirius intends to transfer approximately $60 million of its 2008 pre-tax income to its Swedish parent company as a group contribution.

WMRe Sirius has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, WMRe Sirius has allocated the majority of its pre-tax income, after group contributions to its Swedish parent company, to the Safety Reserve (see “Safety Reserve” below). As of December 31, 2008, WMRe Sirius had $55 million of unrestricted statutory surplus (based on December 31, 2008 SEK to USD exchange rate), which is available for distribution in 2009. During the first quarter of 2009, WMRe Sirius declared $35 million of dividends to its immediate parent.

During 2009, WMRe Bermuda has the ability to make capital distributions without the prior approval of regulatory authorities, subject to meeting all appropriate liquidity and solvency requirements, of up to $101 million, which is equal to 15% of December 31, 2008 statutory capital excluding statutory surplus.  During the first quarter of 2009, WMRe Bermuda did not pay any dividends to its immediate parent.

During the first quarter of 2009, WMRUS did not pay any dividends to its immediate parent.  At March 31, 2009, WMRUS had $2 million of unrestricted cash.

During the first quarter of 2009, White Mountains Re paid $108 million of dividends to its immediate parent, which included $55 million in cash and $53 million of other assets.

As of March 31, 2009, White Mountains Re and its intermediate holding companies had approximately $45 million of net unrestricted cash and fixed maturity investments outside of WMRe America, WMRe Sirius, WMRe Bermuda and WMRUS.

Esurance:

Generally, Esurance’s regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the lesser of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. Based on upon 2008 statutory net income, Esurance’s top tier regulated insurance operating subsidiary does not have the ability to pay dividends during 2009 without prior approval of regulatory authorities and subject to the availability of unassigned funds. As of December 31, 2008, Esurance’s top tier regulated insurance operating subsidiary had $33 million of unassigned funds.

In addition, as of March 31, 2009, Esurance had approximately $7 million of net unrestricted cash and fixed maturity investments outside of its regulated insurance operating subsidiaries, including AFI. During the first quarter of 2009, AFI paid a $3 million cash dividend to its immediate parent.

Other Operations:

WM Advisors did not pay any dividends to its immediate parent during the first quarter of 2009.  As of March 31, 2009, WM Advisors had approximately $29 million of unrestricted cash and fixed maturity investments.

As of March 31, 2009, the Company and its intermediate holding companies had approximately $112 million of net unrestricted cash and fixed maturity investments included in its other operations segment.

Safety Reserve

In accordance with provisions of Swedish law, WMRe Sirius is permitted to transfer up to the full amount of its pre-tax income, subject to certain limitations, into an untaxed reserve referred to as a safety reserve, which amounted to $1.1 billion at March 31, 2009. Under GAAP, an amount equal to the safety reserve, net of the related deferred tax liability established at the Swedish tax rate of 26.3%, is classified as shareholders’ equity. Generally, this deferred tax liability is only required to be paid by WMRe Sirius if it fails to maintain predetermined levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on WMRe Sirius’ safety reserve ($292 million at March 31, 2009) is included in solvency capital. Access to the safety reserve is restricted to coverage of aggregate losses and requires the approval of Swedish regulatory authorities. Similar to the approach taken by Swedish regulatory authorities, major rating agencies include the $1.1 billion balance of the safety reserve, without any provision for deferred taxes, in WMRe Sirius’ capital when assessing WMRe Sirius’ financial strength.

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

One of the means by which White Mountains calculates its insurance float is by taking its net investment assets and subtracting its total adjusted capital. The following table illustrates White Mountains’ consolidated insurance float position as of March 31, 2009 and December 31, 2008:

($ in millions)	March 31, 2009		December 31, 2008
Total investments	$8,804.7		$9,002.7
Consolidated limited partnership investments(1)	(30.3)		(50.2)
Cash	448.8		409.6
Investments in unconsolidated affiliates	99.7		116.9
Equity in net unrealized losses from Symetra’s fixed maturity portfolio	218.3		197.3
Securities lending payable — OneBeacon (2)	(48.6)		—
Accounts receivable on unsettled investment sales	25.6		78.2
Accounts payable on unsettled investment purchases	(23.5)		(7.5)
Interest-bearing funds held by ceding companies (3)	118.4		123.7
Interest-bearing funds held under reinsurance treaties (4)	(55.5)		(54.7)
Net investment assets	$9,557.6		$9,816.0

Total White Mountains shareholders’ equity	$2,866.2		$2,898.8
Noncontrolling interest—OneBeacon Ltd.	287.0		283.5
Noncontrolling interest—WMRe Preference Shares	250.0		250.0
Debt	1,349.2		1,362.0
Total capital (5)	$4,752.4		$4,794.3
Equity in net unrealized losses from Symetra’s fixed maturity portfolio	218.3		197.3
Total adjusted capital	$4,970.7		$4,991.6

Insurance float	$4,586.9		$4,824.4

Insurance float as a multiple of total adjusted capital	0.9	x	1.0	x
Net investment assets as a multiple of total adjusted capital	1.9	x	2.0	x

Insurance float as a multiple of White Mountains shareholders’ equity	1.6	x	1.7	x
Net investment assets as a multiple of White Mountains shareholders’ equity	3.3	x	3.4	x

(1)

The noncontrolling portion of investments of consolidated limited partnerships has not been included in insurance float because White Mountains does not have the ability to utilize the net assets supporting this noncontrolling interest.

(2)	As of March 31, 2009, OneBeacon began classifying it securities lending collateral within its total investments.
(3)	Excludes funds held by ceding companies from which White Mountains does not receive interest credits.
(4)	Excludes funds held by White Mountains under reinsurance treaties for which White Mountains does not provide interest credits.
(5)

The noncontrolling interest arising from White Mountains’ investments in consolidated limited partnerships has not been included in total capital because White Mountains does not have the ability to utilize the net assets supporting this noncontrolling interest.

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

Financing

The following table summarizes White Mountains’ capital structure as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
($ in millions)	2009	2008
OBH Senior Notes, carrying value	$664.5	$675.1
WMRe Senior Notes, carrying value	399.0	399.0
WTM Bank Facility	200.0	200.0
Other debt	85.7	87.9
Total debt	1,349.2	1,362.0
Noncontrolling interest—OneBeacon Ltd.	287.0	283.5
Noncontrolling interest—WMRe Preference Shares	250.0	250.0
Total White Mountains shareholders’ equity	2,866.2	2,898.8
Total capital(1)	4,752.4	4,794.3
Equity in net unrealized losses from Symetra’s fixed maturity portfolio	218.3	197.3
Total adjusted capital	4,970.7	$4,991.6
Total debt to total adjusted capital	27%	27%
Total debt and Preference Shares to total adjusted capital	32%	32%

(1)

The noncontrolling interest arising from White Mountains’ investments in consolidated limited partnerships has not been included in total capital because White Mountains does not have the ability to utilize the assets supporting this noncontrolling interest.

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

During the first quarter of 2009, OneBeacon repurchased $11 million face value of its outstanding OBH Senior Notes for $8 million, which resulted in a $3 million gain on extinguishment of debt.

Refer to the Company’s 2008 Annual Report on Form 10-K for a fuller discussion regarding White Mountains’ debt obligations as of December 31, 2008.

The WTM Bank Facility contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings and include maintaining certain minimum net worth and maximum debt to capitalization standards. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under these facilities and result in acceleration of principal repayment on any amounts outstanding. At March 31, 2009, White Mountains was in compliance with all of the covenants under the WTM Bank Facility, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

The OBH Senior Notes and the WMRe Senior Notes were issued under indentures which contain restrictive covenants that, among other things, limit the ability of the Company, OBH, WMRe Group and their respective subsidiaries to create liens and enter into sale and leaseback transactions and limits the ability of the Company, OBH, WMRe Group and their respective subsidiaries to consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which the Company, OBH or WMRe Group must adhere. At March 31, 2009, White Mountains was in compliance with all of the covenants under the OBH Senior Notes and the WMRe Senior Notes, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

Cash Flows

Detailed information concerning White Mountains’ cash flows during the three months ended March 31, 2009 and 2008 follows:

For the three months ended March 31, 2009

Financing and Other Capital Activities

During the first quarter of 2009, the Company declared and paid a $9 million cash dividend to its common shareholders.

During the first quarter of 2009, OneBeacon Ltd. declared and paid a $20 million cash dividend to its common shareholders. White Mountains received a total of $15 million of these dividends.

During the first quarter of 2009, OneBeacon repurchased $11 million face value of its outstanding OBH Senior Notes for $8 million.

During the first quarter of 2009, White Mountains Re paid $55 million of cash dividends to its immediate parent, which included $30 million received from Galileo.

During the first quarter of 2009, AFI paid $3 million of dividends to its immediate parent.

During the first quarter of 2009, White Mountains contributed $83 million in cash to WM Life Re and $24 million in cash to Esurance.

Other Liquidity and Capital Resource Activities

During the first quarter of 2009, White Mountains made payments totaling $43 million, in cash or by deferral into certain non-qualified compensation plans, to participants in the long-term incentive compensation plans of the Company and its subsidiaries.

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

During the first quarter of 2008, OneBeacon Ltd. declared and paid cash dividends of $215 million to its common shareholders, including a $195 million special dividend and a $20 million regular quarterly dividend. White Mountains received a total of $161 million of these dividends.

During the first quarter of 2008, OneBeacon repurchased and retired 2.5 million of its Class A common shares for $53 million through its share repurchase program.

During the first quarter of 2008, White Mountains Re paid $25 million of dividends to its immediate parent.

During the first quarter of 2009, White Mountains contributed $21 million in cash to Esurance.

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

White Mountains uses observable inputs for the majority of its investment portfolio. As of March 31, 2009, approximately 93% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by the outside pricing service to determine fair value. The outside pricing services used by White Mountains have indicated that they will only provide prices where observable inputs are available. In circumstances where quoted prices are unavailable, White Mountains utilizes fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparable and other relevant inputs.

White Mountains’ process to validate the market prices obtained from the outside pricing sources includes, but is not limited to, periodic evaluation of model pricing methodologies and monthly analytical reviews of certain prices. White Mountains also periodically performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price.

Other long-term investments, which comprises investments in limited partnerships, hedge funds and private equity interests for which the FAS 159 fair value option has been elected, are carried at fair value based upon White Mountains’ proportionate interest in the underlying partnership’s or fund’s net asset value, which approximates fair value. These investments are not publicly traded and, accordingly, quoted market prices are not available. In circumstances where the partnership net asset value is deemed to differ from fair value due to illiquidity or other factors, net asset value is adjusted accordingly.

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

The following table summarizes White Mountains’ total fair value measurements and the fair value measurements based on Level 3 inputs for investments at March 31, 2009:

	March 31, 2009
Million	Total fair value	Level 3 Inputs	Level 3 Inputs as a % of total fair value
Fixed maturities	$5,675.2	$170.6	3.0%
Common equity securities	318.8	109.3	34.3%
Convertible fixed maturity investments	265.0	.7	.3%
Short-term investments	2,150.6	—	—
Other long-term investments(1)	381.4	381.4	100.0%
Total investments	$8,791.0	$662.0	7.5%

(1)	The fair value of investment partnerships excludes carrying value of $13.7 associated with other investment limited partnerships accounted for using the equity method.

The following table summarizes the changes in White Mountains’ Level 3 fair value measurements for the three months ended March 31, 2009:

Millions	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other investments	Total
Balance at January 1, 2009	$156.4	$113.3	$—	$402.4	$672.1
Total realized and unrealized losses	(3.6)	(3.6)	—	(44.3)	(51.5)
Purchases	16.4	—	.7	45.5	62.6
Sales	(17.1)	(.4)	—	(22.2)	(39.7)
Transfers in	57.9	—	—	—	57.9
Transfers out	(39.4)	—	—	—	(39.4)
Balance at March 31, 2009	$170.6	$109.3	$.7	$381.4	$662.0

Transfers into Level 3 measurements for fixed maturities relate primarily to securities as of the quarter end for which observable inputs were unavailable. Such securities were manually priced using a combination of market inputs such as benchmark interest rates, market comparables and/or broker quotes. Transfers out of Level 3 measurements for fixed maturity investments relate to securities that were manually priced in the prior period but have been priced using observable inputs in the current period.

The following table summarizes the amount of total gains (losses) included in earnings attributable to the change in unrealized gains (losses) for Level 3 assets for three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
Millions	2009	2008
Fixed maturities	$9.9	$(3.9)
Common equity securities	(2.7)	(2.8)
Convertible fixed maturities	—	—
Other long-term investments	(13.7)	(17.8)
Total change in unrealized losses - Level 3 assets	$(6.5)	$(24.5)

All of White Mountains’ variable annuity reinsurance liabilities ($432.3 million) were classified as Level 3 measurements at March 31, 2009. The following table summarizes the changes in White Mountains’ variable annuity reinsurance guarantee liabilities and derivative instruments for the three months ended March 31, 2009:

Millions	(Guarantee Liabilities) Level 3	Derivative Instruments Level 3 (1)	Derivative Instruments Level 2 (2)	Derivative Instruments Level 1 (3)	Net Derivative Assets (Guarantee Liabilities)
Balance at January 1, 2009	$(467.1)	$198.3	$5.0	$(24.9)	$(288.7)
Purchases	—	8.8	—	—	8.8
Realized and unrealized gains (losses)	34.8	(15.7)	(6.4)	(31.0)	(18.3)
Transfers in (out)	—	—	—	—	—
Sales/settlements	—	—	—	11.6	11.6
Balance at March 31, 2009	$(432.3)	$191.4	$(1.4)	$(44.3)	$(286.6)

(1)          Comprises OTC instruments.

(2)          Comprises interest rate swaps. Fair value measurement based upon bid/ask pricing quotes for similar instruments that are actively traded.

(3)          Comprises exchange traded equity index, foreign currency and interest rate futures. Fair value measurements based upon quoted prices for identical instruments that are actively traded.

All of White Mountains’ weather risk management contracts ($10.5 million) were classified as Level 3 measurements at March 31, 2009. The following table summarizes the changes in White Mountains’ weather risk management contract Level 3 measurements for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
Millions	2009	2008
Net liability for weather derivative contracts as of January 1 (1)	$13.1	$17.9
Net consideration (paid) received during the period for new contracts	(.2)	8.4
Net receipts (payments) on contracts settled during the period	.3	(7.8)
Net decrease in fair value on settled and unsettled contracts	(2.7)	(4.0)
Net liability for weather derivative contracts as of March 31 (2)	$10.5	$14.5

(1)          Includes unamortized deferred gains of $5.1 and $2.9 as of January 1, 2009 and 2008.

(2)          Includes unamortized deferred gains of $4.0 and $4.6 as of March 31, 2009 and 2008.

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

Adjusted book value per share is a non-GAAP measure which is derived by expanding the GAAP calculation of book value per White Mountains common share to exclude net unrealized gains/(losses) from Symetra’s fixed maturity portfolio. In addition, the number of common shares outstanding used in the calculation of adjusted book value per share are adjusted to exclude unearned shares of restricted stock, the compensation cost of which, at the date of calculation, has yet to be amortized. The reconciliation of adjusted book value per share to book value per share is included on page 30.

During the second quarter of 2008, White Mountains changed its principal financial reporting measure from “fully diluted tangible book value per share” to “adjusted book value per share”. Fully diluted tangible book value per share is a non-GAAP measure that differs from adjusted book value per share by excluding goodwill and other intangible assets. The change from fully diluted tangible book value per share to adjusted book value per share has been presented retroactively for all periods. As a result of the change, goodwill and other intangible assets are included in the calculation for all periods presented. For periods ended March 31, 2008 and prior, White Mountains had not recorded any significant intangible assets other than goodwill. The goodwill, which primarily relates to the FIN 46 consolidation of White Mountains’ investment in the Tuckerman Funds, was $19.6 million, $19.5 million and $34.0 million as of March 31, 2009, December 31, 2008 and March 31, 2008, respectively. The inclusion of goodwill in adjusted book value per share did not have a significant effect on the calculation of growth per share for any periods presented.

Total capital at White Mountains is comprised of White Mountains shareholders’ equity, debt and noncontrolling interest in OneBeacon Ltd and the WMRe Preference Shares. Total adjusted capital excludes the equity in net unrealized gains from Symetra’s fixed maturity portfolio from total capital. The reconciliation of total capital to total adjusted capital is included on page 43.

Adjusted book value per share at OneBeacon is a non-GAAP financial measure which is derived by excluding the impact of economically defeasing OneBeacon’s mandatorily redeemable preferred stock from book value per share, the most closely comparable GAAP measure. Management believes that adjusted book value per share is a useful supplement to understanding the OneBeacon’s earnings and profitability. A reconciliation of OneBeacon’s book value per share to OneBeacon’s adjusted book value per share is included on page 33.

CRITICAL ACCOUNTING ESTIMATES

Refer to the Company’s 2008 Annual Report on Form 10-K for a complete discussion regarding White Mountains’ critical accounting estimates.

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

These statements are based on certain assumptions and analyses made by White Mountains in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform with its expectations and predictions is subject to a number of risks and uncertainties that could cause actual results to differ materially from expectations, including:

•                  the risks associated with Item 1A of the Company’s 2008 Annual Report on Form 10-K;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Refer to White Mountains’ 2008 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”.  As of March 31, 2009, there were no material changes in the market risks as described in White Mountains’ most recent Annual Report.

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

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2009.

Part II.           OTHER INFORMATION

Item 1.            Legal Proceedings.

Scandinavian Re

Scandinavian Re is engaged in an arbitration proceeding with St. Paul Fire & Marine Insurance Company, et. al. (“St. Paul”).  This arbitration proceeding relates a dispute over a multi-year Retrocessional Casualty Aggregate Stop Loss Agreement concerning certain classes of casualty reinsurance business originally written by St. Paul during the 1999-2001 underwriting years.  St. Paul alleges that, under the agreement, Scandinavian Re is required to reimburse it for all incurred losses.  Scandinavian Re’s position is that only certain losses may be ceded to the agreement and, in addition, that St. Paul made numerous material misrepresentations and omissions during the formation of the agreement as well as during the administration of the program.  Accordingly, Scandinavian Re is seeking rescission or reformation of the agreement.  Discovery is ongoing and the arbitration is now set for June 2009.

Item 1A.         Risk Factors

There have been no material changes in the Registrant’s risk factors since the Registrant’s most recently filed Form 10-K.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.           Defaults Upon Senior Securities.

None.

Item 4.           Submission of Matters to a Vote of Security Holders.

None.

Item 5.           Other Information.

None.

Item 6.	Exhibits.

	(a)	Exhibits
		11	-	Statement Re Computation of Per Share Earnings **
		31.1	-	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. *
		31.2	-	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. *
		32.1	-	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
		32.2	-	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Included herein
**	Not included as an exhibit as the information is contained elsewhere within this report. See Note 9 of the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date: May 1, 2009	By:	/s/ J. Brian Palmer
J. Brian Palmer
Vice President and Chief Accounting Officer