Form 10-Q
period 2009-06-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2009-07-31
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.  Yes  ☐  No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of July 30, 2009, 8,857,586 common shares with a par value of $1.00 per share were outstanding (which includes 92,620 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Millions, except share and per share amounts)	2009	2008
	Unaudited
Assets
Fixed maturity investments, at fair value (amortized cost: $5,862.6 and $5,631.5)	$5,929.8	$5,480.5
Common equity securities, at fair value (cost: $245.0 and $558.4)	262.2	552.7
Short-term investments, at amortized cost (which approximates fair value)	2,023.3	2,244.5
Other long-term investments (cost: $393.8 and $431.2)	405.4	416.2
Convertible fixed maturity investments, at fair value (cost: $308.4 and $327.3)	300.3	308.8
Total investments	8,921.0	9,002.7
Cash (restricted: $170.6 and $225.7)	405.2	409.6
Reinsurance recoverable on unpaid losses	1,201.1	1,358.8
Reinsurance recoverable on unpaid losses - Berkshire Hathaway Inc.	1,623.9	1,691.6
Reinsurance recoverable on paid losses	42.9	47.3
Insurance and reinsurance premiums receivable	986.5	835.7
Securities lending collateral	92.3	220.0
Funds held by ceding companies	141.4	163.3
Investments in unconsolidated affiliates	209.0	116.9
Deferred acquisition costs	329.4	323.0
Deferred tax asset	567.5	724.0
Ceded unearned premiums	159.2	111.3
Accrued investment income	69.9	67.4
Accounts receivable on unsettled investment sales	10.3	78.2
Other assets	791.4	746.0
Total assets	$15,551.0	$15,895.8
Liabilities
Loss and loss adjustment expense reserves	$6,999.8	$7,400.1
Unearned insurance and reinsurance premiums	1,704.4	1,597.4
Debt	1,271.4	1,362.0
Securities lending payable	96.4	234.8
Deferred tax liability	309.4	306.0
Incentive compensation payable	107.6	154.3
Funds held under reinsurance treaties	55.9	79.1
Ceded reinsurance payable	158.6	101.3
Accounts payable on unsettled investment purchases	64.4	7.5
Other liabilities	931.7	1,140.8
Total liabilities	11,699.6	12,383.3
Shareholders’ equity and noncontrolling interests
White Mountains’ shareholders’ equity
White Mountains common shares at $1 par value per share - authorized 50,000,000 shares; issued and outstanding 8,857,586 and 8,808,843 shares	8.9	8.8
Paid-in surplus	1,427.3	1,419.4
Retained earnings	1,956.6	1,751.9
Accumulated other comprehensive income, after-tax:
Equity in unrealized losses from investments in unconsolidated affiliates	(122.0)	(198.4)
Net unrealized foreign currency translation losses	(50.9)	(61.5)
Other	(15.8)	(21.4)
Total White Mountains shareholders’ equity	3,204.1	2,898.8
Noncontrolling interests
Noncontrolling interest - OneBeacon Ltd.	315.5	283.5
Noncontrolling interest - WMRe Preference Shares	250.0	250.0
Noncontrolling interest - consolidated limited partnerships and A.W.G Dewar	81.8	80.2
Total noncontrolling interests	647.3	613.7
Total equity	3,851.4	3,512.5
Total liabilities and equity	$15,551.0	$15,895.8

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except per share amounts)	2009	2008	2009	2008
Revenues:
Earned insurance and reinsurance premiums	$898.3	$921.7	$1,809.7	$1,850.8
Net investment income	77.2	111.7	138.3	228.5
Net realized and unrealized investment gains (losses)	214.9	(59.1)	191.6	(177.1)
Other revenue	28.5	64.9	45.8	74.9
Total revenues	1,218.9	1,039.2	2,185.4	1,977.1
Expenses:
Loss and loss adjustment expenses	528.9	632.7	1,072.1	1,271.4
Insurance and reinsurance acquisition expenses	179.8	178.8	362.0	365.5
Other underwriting expenses	128.7	127.4	244.1	244.2
General and administrative expenses	56.8	56.4	112.7	113.1
Accretion of fair value adjustment to loss and loss adjustment expense reserves	2.6	4.1	5.1	8.3
Interest expense on debt	18.3	21.7	37.2	41.1
Interest expense - dividends on preferred stock subject to mandatory redemption	—	4.7	—	11.8
Interest expense - accretion on preferred stock subject to mandatory redemption	—	11.1	—	21.6
Total expenses	915.1	1,036.9	1,833.2	2,077.0
Pre-tax income (loss)	303.8	2.3	352.2	(99.9)
Income tax (expense) benefit	(88.6)	3.0	(100.9)	35.5
Income (loss) before equity in earnings of unconsolidated affiliates and extraordinary item	215.2	5.3	251.3	(64.4)
Equity in earnings of unconsolidated affiliates	8.6	6.0	9.5	6.4
Excess of fair value of acquired assets over cost	—	—	—	4.2
Net income (loss) before noncontrolling interests	223.8	11.3	260.8	(53.8)
Net income attributable to noncontrolling interest	(43.5)	(20.5)	(50.2)	(12.2)
Net income (loss) attributable to White Mountains common shareholders	180.3	(9.2)	210.6	(66.0)
Comprehensive income (loss), net of tax:
Change in equity in net unrealized gains (losses) from investments in unconsolidated affiliates	97.6	(40.5)	79.4	(61.0)
Change in foreign currency translation and other	57.0	(6.3)	18.0	50.2
Comprehensive net income (loss) before noncontrolling interests	334.9	(56.0)	308.0	(76.8)
Comprehensive net income attributable to noncontrolling interests	(1.5)	(.3)	(1.8)	—
Comprehensive net income (loss) attributable to White Mountains common shareholders	$333.4	$(56.3)	$306.2	$(76.8)
Earnings (loss) per share attributable to White Mountains common shareholders
Basic earnings (loss) per share	$20.35	$(.87)	$23.82	$(6.24)
Diluted earnings (loss) per share	20.35	(.87)	23.82	(6.24)
Dividends declared and paid per White Mountains common share	$—	$2.00	$1.00	$4.00

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Unaudited

	White Mountains Common Shareholders’ Equity
		Common		Accum. other
	Common	shares and		comprehensive	Non-
	shareholders’	paid-in	Retained	income,	controlling
(Millions)	equity	surplus	earnings	after-tax	interest

Balances at January 1, 2009	$2,898.8	$1,428.2	$1,751.9	$(281.3)	$613.7

Cumulative effect adjustment - Symetra FAS 115-2	—	—	3.0	(3.0)	—
Net income	210.6	—	210.6	—	50.2
Other comprehensive income, after-tax	95.6	—	—	95.6	1.8
Dividends declared on common shares	(8.9)	—	(8.9)	—	—
Dividends/distributions to noncontrolling interests	—	—	—	—	(22.5)
Issuances of common shares	.2	.2	—	—	—
Contributions from noncontrolling interests	—	—	—	—	4.1
Amortization of restricted share and option awards	7.8	7.8	—	—	—

Balances at June 30, 2009	$3,204.1	$1,436.2	$1,956.6	$(188.7)	$647.3

	White Mountains Common Shareholders’ Equity
		Common		Accum. other
	Common	shares and		comprehensive	Non-
	shareholders’	paid-in	Retained	income,	controlling
(Millions)	equity	surplus	earnings	after-tax	interest

Balances at January 1, 2008	$4,713.4	$1,691.2	$2,718.5	$303.7	$888.7

Cumulative effect adjustment - FAS 157	(.3)	—	(.3)	—	—
Cumulative effect adjustment - FAS 159	—	—	199.6	(199.6)	—
Net (loss) income	(66.0)	—	(66.0)	—	12.2
Other comprehensive loss, after-tax	(10.7)	—	—	(10.7)	—
Dividends declared on common shares	(42.3)	—	(42.3)	—	—
Dividends/distributions to noncontrolling interests	—	—	—	—	(72.1)
Issuances of common shares	8.4	8.4	—	—	—
Contributions from noncontrolling interests	—	—	—	—	1.1
Repurchases and retirements of common shares	(11.3)	(4.0)	(7.3)	—	(57.5)
Amortization of restricted share and option awards	6.1	6.1	—	—	.2

Balances at June 30, 2008	$4,597.3	$1,701.7	$2,802.2	$93.4	$772.6

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended
	June 30,
(Millions)	2009	2008
Cash flows from operations:
Net income (loss) - White Mountains and noncontrolling interests	$260.8	$(53.8)
Charges (credits) to reconcile net income (loss) to net cash used for operations:
Net realized and unrealized investment (gains) losses	(191.6)	177.1
Excess of fair value of acquired assets over cost	—	(4.2)
Other operating items:
Net change in loss and loss adjustment expense reserves	(413.7)	(200.8)
Net change in reinsurance recoverable on paid and unpaid losses	233.0	170.3
Net change in unearned insurance and reinsurance premiums	91.6	119.1
Net change in funds held by ceding companies	25.0	25.5
Net change in deferred acquisition costs	(4.9)	(5.3)
Net change in ceded unearned premiums	(42.9)	(30.8)
Net change in funds held under reinsurance treaties	(23.1)	(27.6)
Net change in insurance and reinsurance premiums receivable	(138.5)	(58.3)
Net change in other assets and liabilities, net	(9.3)	(171.8)
Net cash used for operations	(213.6)	(60.6)
Cash flows from investing activities:
Net change in short-term investments	232.3	(631.3)
Sales of fixed maturity and convertible fixed maturity investments	1,243.1	2,268.2
Maturities, calls and paydowns of fixed maturity and convertible fixed maturity investments	586.3	985.9
Maturities of trust account investments	—	305.6
Sales of common equity securities	297.1	249.3
Distributions of other long-term investments	20.5	37.2
Sales of consolidated and unconsolidated affiliates, net of cash sold	—	4.2
Purchases of other long-term investments	(9.9)	(46.2)
Purchases of common equity securities	(20.0)	(359.9)
Purchases of fixed maturity and convertible fixed maturity investments	(2,086.5)	(2,552.8)
Purchases of consolidated and unconsolidated affiliates, net of cash acquired	—	(172.6)
Net change in unsettled investment purchases and sales	124.8	191.0
Net acquisitions of property and equipment	(5.5)	(6.5)
Net cash provided from investing activities	382.2	272.1
Cash flows from financing activities:
Issuance of debt	—	475.0
Repayment of debt	(42.8)	(177.0)
Repurchase of debt	(43.3)	—
Settlement of interest rate swap	(7.4)	—
Redemption of mandatorily redeemable preferred stock	—	(300.0)
Cash dividends paid to the Company’s common shareholders	(8.9)	(42.3)
Cash dividends paid to OneBeacon Ltd.’s noncontrolling common shareholders	(9.8)	(59.7)
Cash dividends paid to preferred shareholders	—	(11.8)
Cash dividends paid on White Mountains Re Group, Ltd. Preference Shares	(9.4)	(9.4)
OneBeacon Ltd. common shares repurchased and retired	—	(62.2)
Common shares repurchased	—	(11.3)
Proceeds from issuances of common shares	.2	—
Proceeds from option exercises	—	.1
Net cash used for financing activities	(121.4)	(198.6)
Effect of exchange rate changes on cash	3.5	3.8
Net increase in cash during the period	50.7	16.7
Cash balances at beginning of period (excludes restricted cash balances of $225.7 and $8.5)	183.9	162.8
Cash balances at end of period (excludes restricted cash balances of $170.6 and $18.8)	$234.6	$179.5
Supplemental cash flows information:
Interest paid	$(43.3)	$(38.6)
Net receipts from (payments to) national governments	$13.2	$(59.2)

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

The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of U.S.-based property and casualty insurance companies (collectively “OneBeacon”), most of which operate in a multi-company pool. OneBeacon offers a wide range of specialty, commercial and personal products and services sold primarily through select independent agents and brokers. OneBeacon was acquired by White Mountains in 2001 (the “OneBeacon Acquisition”). During the fourth quarter of 2006, White Mountains sold 27.6 million, or 27.6%, of OneBeacon Ltd.’s common shares in an initial public offering (the “OneBeacon Offering”). At June 30, 2009, White Mountains owned 75.4% of OneBeacon Ltd.’s outstanding common shares.

The White Mountains Re segment consists of White Mountains Re Ltd., an exempted Bermuda limited liability company, and its subsidiaries (collectively, “White Mountains Re”).  White Mountains Re offers reinsurance capacity for property, casualty, accident & health, agriculture, aviation and space and certain other exposures on a worldwide basis through its subsidiaries, White Mountains Reinsurance Company of America (“WMRe America”, formerly known as Folksamerica Reinsurance Company), Sirius International Insurance Corporation (“WMRe Sirius”), and White Mountains Re Bermuda Ltd. (“WMRe Bermuda”).  White Mountains Re specializes in the acquisition and management of runoff insurance and reinsurance companies both in the United States and internationally through White Mountains Re Solutions.  Through 2008, White Mountains Re provided reinsurance advisory services, specializing primarily in property and other short-tailed lines of reinsurance, through White Mountains Re Underwriting Services Ltd. (“WMRUS”).  White Mountains Re also includes Scandinavian Reinsurance Company, Ltd. (“Scandinavian Re”) which is in run off, and the consolidated results of the Tuckerman Capital II, LP fund (“Tuckerman Fund II”), which was transferred to White Mountains Re from Other Operations, effective June 30, 2008.

The Esurance segment consists of Esurance Holdings, Inc. and  its subsidiaries and Answer Financial Inc. (“AFI” and, collectively, “Esurance”).  Esurance sells personal auto insurance directly to customers online and through select online agents.  AFI, which White Mountains acquired during 2008, is a personal insurance agency that sells insurance online and in call centers.

White Mountains’ Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), its weather risk management business (“Galileo”) and its variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd. (“WM Life Re”). Both Galileo and WM Life Re are in run-off. The Other Operations segment also includes White Mountains’ investments in Lightyear Delos Acquisition Corporation (“Delos”), common shares and warrants to purchase common shares of Symetra Financial Corporation (“Symetra”) and the consolidated results of the Tuckerman Capital, LP fund (“Tuckerman Fund I”) and Tuckerman Fund II until its transfer to White Mountains Re, effective June 30, 2008 and various other entities not included in other segments.  Prior to October 31, 2008, the Other Operations segment also included the International American Group, Inc. (the “International American Group”), which included American Centennial Insurance Company (“American Centennial”) and British Insurance Company of Cayman (“British Insurance Company”), both of which were in run-off.  On October 31, 2008, in a transaction with Berkshire Hathaway, Inc. (“Berkshire”), White Mountains exchanged its ownership interests in Commercial Casualty Insurance Company (previously a subsidiary of White Mountains Re) and the International American Group, and $707.9 million in cash, for 1,634,921 common shares of the Company held by Berkshire (the “Berkshire Exchange”).

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

Noncontrolling Interests

Noncontrolling interests consist of the ownership interests of noncontrolling parties in consolidated subsidiaries and are presented separately as a component of equity on the balance sheet.

The percentage of the noncontrolling ownership interests in OneBeacon Ltd. at June 30, 2009 was 24.6%.

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

Recently Adopted Changes in Accounting Principles

Subsequent Events

On May 28, 2009, the FASB issued FAS No. 165, Subsequent Events (“FAS 165”). FAS 165 defines the period after the balance sheet date during which a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which a reporting entity should recognize events or transaction occurring after the balance sheet date and the disclosures required for events or transactions that occurred after the balance sheet date. Subsequent events that provide additional evidence about conditions that existed at the balance sheet date are to be recognized in the financial statements. Subsequent events that are conditions that arose after the balance sheet date but prior to the issuance of the financial statements are not recognized in the financial statements, but should be disclosed if failure to do so would render the financial statements misleading. FAS 165 requires disclosure of the date through which subsequent events have been evaluated. For subsequent events not recognized, disclosures should include a description of the nature of the event and either an estimate of its financial effect or a statement that such an estimate cannot be made. White Mountains adopted FAS 165 effective June 30, 2009. Adoption did not affect the recognition or disclosure of subsequent events. White Mountains evaluates subsequent events up to the date it files its Form 10-Q with the Securities and Exchange Commission for its financial statements.  For the period ended June 30, 2009, this date was July 31, 2009.

Other-Than-Temporary Impairments

On June 30, 2009, White Mountains adopted FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the guidance for other-than temporary impairments for debt securities classified as held-to-maturity (“HTM”) or available-for-sale (“AFS”). FSP FAS 115-2 and FAS 124-2 requires that, when evaluating whether an impairment of a debt security is other than temporary, the reporting entity is to assess whether it has the intent the sell the security or if it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. In addition, if the present value of cash flows expected to be collected is less than the amortized cost of the security, a credit loss is deemed to exist and the security is considered to be impaired. The portion of the impairment loss related to a credit loss is to be recognized in earnings. The portion of the impairment loss related to factors other than credit loss is recognized as an unrealized loss.

White Mountains accounts for its investments in debt securities under FAS 159 and, accordingly, all changes in the fair value of its debt securities are recognized in earnings regardless of whether such changes in fair value represent a temporary or other than temporary decline in value. As a result, adoption of FSP FAS 115-2 and FAS 124-2 did not impact White Mountains’ method of accounting for its portfolio of investment securities. However, White Mountains’ investment in Symetra is accounted for under the equity method. Symetra adopted FSP FAS 115-2 and FAS 124-2 as of March 31, 2009. Upon adoption of FSP FAS 115-2 and FAS 124-2, Symetra recognized a cumulative effect adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. As a result, for the quarter ended March 31, 2009, White Mountains recorded a $3.0 million cumulative effect adjustment to retained earnings and other comprehensive income, which represents its portion of the cumulative effect adjustment recorded by Symetra.

Determining Fair Values in an Inactive Market and Distressed Transactions

On June 30, 2009, White Mountains adopted FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 outlines factors to be considered by a reporting entity in determining whether a market for an asset or liability is active.  In circumstances where the reporting entity concludes that there has been a significant decrease in the volume of market activity for an asset or liability as compared to normal market activity, transactions or quoted prices may not reflect fair value. In such circumstances, FSP 157-4 requires analysis of the transactions or quoted prices and, where appropriate, adjustment to estimate fair value in accordance with FAS 157. In addition, FSP 157-4 requires interim disclosures to include a description of the inputs and valuation techniques used to estimate fair value and a discussion of changes during the period. Adoption of FSP 157-4 did not have a material effect on the White Mountains’ financial position or results of operations.

Interim Fair Value Disclosures

On June 30, 2009, White Mountains adopted FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments within the scope of FAS 107 for interim reporting periods. White Mountains carries its financial instruments on its balance sheet at fair value with the exception of its fixed-rate, long-term indebtedness and its perpetual preference shares.  See Note 13.

Business Combinations and Noncontrolling Interests

On January 1, 2009, White Mountains adopted Statement of Financial Accounting Standards (“FAS”) No. 141 (Revised 2007), Business Combinations — A Replacement of FASB Statement No. 141 (“FAS 141R”) and FAS No. 160, Noncontrolling Interests-an amendment to ARB 51 (“FAS 160”).

FAS 141R requires an acquiring company to recognize the fair value of all assets acquired and liabilities assumed at their fair values at the acquisition date, with certain exceptions. This represents a basic change in approach from the cost allocation method originally described in FAS 141, Business Combinations (“FAS 141”). In addition, FAS 141R changes the accounting for “step” acquisitions since it requires recognition of all assets acquired and liabilities assumed, regardless of the acquirer’s percentage of ownership in the acquired company. This means that the acquirer will measure and recognize all of the assets, liabilities and goodwill, not just the acquirer’s share. Changes subsequent to the acquisition date in the amount of deferred tax valuation allowances and income tax uncertainties arising from a business combination are generally recognized in income.  Previously under FAS No. 109, Accounting for Income Taxes (“FAS 109”), such changes were recognized through goodwill. FAS 141R applies prospectively to business combinations effective January 1, 2009. There was no effect on White Mountains’ financial position, results of operations or cash flows upon adoption.

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

Derivatives Disclosures

On January 1, 2009, White Mountains adopted FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FAS 133 (“FAS 161”). FAS 161 requires companies that use derivatives to provide expanded qualitative and quantitative information about their use of derivative instruments, including the objectives and strategies for using derivatives, details of credit-risk related contingent features, the amounts of derivatives used, where they have been reported in the financial statements and the effect of such instruments on a company’s financial position, results of operations and cash flows. The adoption of FAS 161 had no effect on the White Mountains’ financial position or results of operations.

Participating Securities Granted in Share-Based Payment Transactions

On January 1, 2009, White Mountains adopted FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Transactions are Participating Securities. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions should be considered participating securities prior to vesting. FSP EITF 03-6-1 requires that such instruments that hold unforfeitable rights to dividends or dividend equivalents, regardless of whether paid or unpaid, should be considered participating securities and accordingly should be included in the calculation of earnings per share under the two-class method instead of the treasury stock method. White Mountains issues restricted stock under employee incentive compensation plans that contain dividend participation features and that are considered participating securities. Since adoption, White Mountains has used the two-class method to calculate earnings per share. In accordance with the adoption provisions of FSP EITF 03-6-1 all prior period earnings per share data has been adjusted retroactively to conform to the provisions of FSP EITF 03-6-1.

Recent Accounting Pronouncements

Transfers of Financial Assets and Amendments to FIN 46R

On June 12, 2009, the FASB issued FAS 166, Accounting for Transfers of Financial Assets (“FAS 166”) and FAS 167, Amendments to FIN46(R) (“FAS 167”). FAS 166 eliminates the concept of a qualifying special-purpose entity (“QSPE”) and, accordingly, any existing QSPE must be evaluated for consolidation upon adoption of FAS 166.  Under FAS 166, the appropriateness of derecognition is evaluated based on whether or not the transferor has surrendered control of the transferred assets. The evaluation must consider any continuing involvement by the transferor. FAS 167 amends FIN 46R to require a reporting entity to perform an analysis to determine if its variable interests give it a controlling financial interest in a variable interest entity (“VIE”). The analysis required under FAS 167 identifies the primary beneficiary of a VIE as the entity having both of the following:  (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

In addition, a reporting entity must assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining if it has the power to direct the activities of the VIE that most significantly affect the entity’s economic performance. FAS 167 amends FIN 46R to require ongoing reassessments of whether a reporting entity is the primary beneficiary of a VIE. Specifically, the list of reconsideration events includes a change in facts and circumstances where the holders of an equity investment at risk as a group lose the power to direct the activities of the entity that most significantly affect the entity’s economic performance. In addition, a troubled debt-restructuring is now defined as a reconsideration event. Both statements expand required disclosures and are effective as of the beginning of the first annual reporting period that begins after November 15, 2009. White Mountains is in the process of evaluating FAS 166 and FAS 167 and the potential effect of adoption.

Accounting Standards Codification

On June 29, 2009, the FASB issued FAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“FAS 168”), which establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles to be applied in the preparation of financial statements in conformity with GAAP. FAS 168 becomes effective for interim and annual periods ending after September 15, 2009. At that date, all then-existing non-SEC accounting and reporting standards will be superseded by the Codification. White Mountains will adopt FAS 168 for the interim period ending September 30, 2009. Adoption is not expected to have any effect on the Company’s accounting policies or financial statement presentation. However, because the Codification will change the basis for reference to authoritative GAAP guidance, upon adoption the Company’s footnote disclosures that reference such guidance will change to reflect appropriate references to the Codification.

Note 2.  Loss and Loss Adjustment Expense Reserves

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activities of White Mountains’ insurance subsidiaries for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2009	2008	2009	2008
Gross beginning balance	$7,260.1	$8,038.0	$7,400.1	$8,062.1
Less beginning reinsurance recoverable on unpaid losses	(2,984.7)	(3,375.3)	(3,050.4)	(3,467.9)
Net loss and LAE reserves	4,275.4	4,662.7	4,349.7	4,594.2
Loss and LAE reserves acquired - Helicon	—	—	—	13.7
Loss and LAE incurred relating to:
Current year losses	546.6	583.4	1,110.5	1,201.7
Prior year losses	(17.7)	49.3	(38.4)	69.7
Total incurred losses and LAE	528.9	632.7	1,072.1	1,271.4

Accretion of fair value adjustment to loss and LAE reserves	2.6	4.1	5.1	8.3
Foreign currency translation adjustment to loss and LAE reserves	17.3	(1.5)	10.6	24.4
Loss and LAE paid relating to:
Current year losses	(244.0)	(269.9)	(385.8)	(418.9)
Prior year losses	(405.4)	(409.3)	(876.9)	(874.3)
Total loss and LAE payments	(649.4)	(679.2)	(1,262.7)	(1,293.2)

Net ending balance	4,174.8	4,618.8	4,174.8	4,618.8
Plus ending reinsurance recoverable on unpaid losses	2,825.0	3,327.6	2,825.0	3,327.6
Gross ending balance	$6,999.8	$7,946.4	$6,999.8	$7,946.4

Loss and LAE incurred relating to prior year losses for the three and six months ended June 30, 2009

During the three and six months ended June 30, 2009, White Mountains experienced $17.7 million and $38.4 million of net favorable loss reserve development.

For the three months ended June 30, 2009, OneBeacon had net favorable loss reserve development of $17.8 million that was primarily due to lower than expected severity on non-catastrophe losses related to professional liability in specialty lines and commercial multi-peril in commercial lines.  For the six months ended June 30, 2009, OneBeacon had net favorable loss reserve development of  $32.6 million that was primarily due to lower than expected severity on non-catastrophe losses related to professional liability in specialty lines and commercial multi-peril in commercial lines, partially offset by adverse loss reserve development primarily related to New York personal injury protection litigation at AutoOne Insurance (“AutoOne”).

For the three months ended June 30, 2009, White Mountains Re had net adverse loss reserve development of $1.1 million.  For the six months ended June 30, 2009, White Mountains Re had net favorable loss reserve development of $4.8 million.

For the three and six months ended June 30, 2009, Esurance had $1.0 million of net favorable development for both periods.

Loss and LAE incurred relating to prior year losses for the three and six months ended June 30, 2008

During the three and six months ended June 30, 2008, White Mountains experienced $49.3 million and $69.7 million of net adverse loss reserve development.

For the three and six months ended June 30, 2008, White Mountains Re had net adverse loss reserve development of $50.7 million and $83.7 million.  In the second quarter of 2008, management conducted a comprehensive loss reserve review (the “Reserve Review”), primarily as a result of $40.5 million of adverse loss reserve development recorded in the first quarter of 2008 related to construction defect (“CD”) claims from accident years 2001 and prior. The Reserve Review included internal underwriting, claims and actuarial personnel, with assistance from external consultants.  The Reserve Review included all of WMRe America’s non-asbestos and environmental (“A&E”) casualty loss reserves as well as certain lines of business at WMRe Sirius.  The Reserve Review resulted in $140.0 million of additional adverse loss reserve development at WMRe America, partially offset by $85.0 million of favorable loss reserve development at WMRe Sirius. The adverse loss reserve development at WMRe America was predominantly attributable to its casualty reinsurance book written in the 1996-2002 underwriting years, whereas the favorable reserve development at WMRe Sirius was predominantly attributable to its property reinsurance book.

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

Fair value adjustment to loss and LAE reserves

In connection with purchase accounting for the acquisitions of OneBeacon, WMRe Sirius and Stockbridge Insurance Company, White Mountains was required to adjust loss and LAE reserves and the related reinsurance recoverables to fair value on their respective acquired balance sheets.  The net reduction to loss and LAE reserves is being recognized through an income statement charge ratably with and over the period the claims are settled. Accordingly, White Mountains recognized $2.6 million and $5.1 million of such charges for the three and six months ended June 30, 2009, and $4.1 million and $8.3 million for the three and six months ended June 30, 2008.  As of June 30, 2009, the pre-tax un-accreted adjustment was $36.6 million.

Note 3. Third Party Reinsurance

In the normal course of business, White Mountains’ insurance and reinsurance subsidiaries may seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. White Mountains remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.

OneBeacon

At June 30, 2009, OneBeacon had $22.0 million of reinsurance recoverables on paid losses and $2,499.0 million (gross of $197.8 million in purchase accounting adjustments) that will become recoverable if claims are paid in accordance with current reserve estimates. The collectability of balances due from OneBeacon’s reinsurers is critical to OneBeacon’s financial strength because reinsurance contracts do not relieve OneBeacon of its primary obligation to its policyholders. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. Uncollectible amounts have historically not been significant.

The following table provides a listing of OneBeacon’s top reinsurers, excluding industry pools and associations, based upon recoverable amounts, the percentage of total paid and unpaid reinsurance recoverables and the reinsurer’s A.M Best Company, Inc. (“A.M. Best”) rating.

Top Reinsurers (Millions)	Balance at June 30, 2009	% of Total	A.M. Best Rating(1)
National Indemnity Company and General Reinsurance Corporation (2)	$1,897.5	75%	A++
QBE Insurance Corporation	42.1	2%	A
Munich Reinsurance America	40.6	2%	A+
Tokio Marine and Nichido Fire (3)	35.0	1%	A++
Swiss Re	20.8	1%	A

(1)

A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen ratings), “A+” (Superior, which is the second highest of fifteen ratings), and “A” (Excellent, which is the third highest of fifteen ratings).

(2)

Includes $320.2 of Third Party Recoverables, which NICO would pay under the terms of the NICO Cover (as defined below) if they are unable to collect from third party reinsurers. OneBeacon also has an additional $183.3 of Third Party Recoverables from various reinsurers, the majority of which are rated “A” or better by A.M. Best.

(3)

Excludes $40.6 of reinsurance recoverables from various reinsurers that are guaranteed by Tokio Marine and Nichido Fire under the terms of a 100% quota share reinsurance agreement between Houston General Insurance Company and Tokio Marine and Nichido Fire.

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

Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables (“Third Party Recoverables”) from certain of OneBeacon’s third party reinsurers in existence at the time the NICO Cover was executed. As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. White Mountains estimates that on an incurred basis, net of Third Party Recoverables, as of June 30, 2009 it has used approximately $2.2 billion of the coverage provided by NICO.  Through June 30, 2009 $1.2 billion of these incurred losses have been paid by NICO. Since entering into the NICO Cover, $53.1 million of the $2.2 billion of utilized coverage from NICO related to uncollectible Third Party Recoverables. To the extent that actual experience differs from White Mountains’ estimate of ultimate A&E losses and Third Party Recoverables, future losses could utilize some or all of the protection remaining under the NICO Cover.

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

Effective July 1, 2009, OneBeacon renewed its property catastrophe reinsurance program through June 30, 2010. The program provides coverage for OneBeacon’s personal and commercial property business as well as certain acts of terrorism. Under the program, the first $100 million of losses resulting from any single catastrophe are retained and the next $750 million of losses resulting from the catastrophe are reinsured. Any loss above $850 million would be retained. In the event of a catastrophe, OneBeacon’s property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.

OneBeacon entered into a 30% homeowners quota share agreement with a group of reinsurers effective from January 1, 2009 through December 31, 2009. During the three and six months ended June 30, 2009, OneBeacon ceded $16.4 million and $30.0 million, respectively, of written premiums from its Northeast homeowners business written through OneBeacon Insurance Company (“OBIC”) and its subsidiary companies, along with Adirondack Insurance Exchange and New Jersey Skylands Insurance Association in New York and New Jersey, respectively.

White Mountains Re

At June 30, 2009, White Mountains Re had $20.0 million of reinsurance recoverables on paid losses and $522.0 million of reinsurance that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve White Mountains Re of its obligation to its ceding companies, the collectability of balances due from its reinsurers is critical to White Mountains Re’s financial strength. White Mountains Re monitors the financial strength of its reinsurers on an ongoing basis. The following table provides a listing of White Mountains Re’s top reinsurers based upon recoverable amounts, the percentage of total paid and unpaid reinsurance recoverables and the reinsurers’ A.M. Best ratings.

Top Reinsurers (Millions)	Balance at June 30, 2009	% of Total	A.M. Best Rating (2)	% Collateralized
Imagine Re (1)	$125.5	23%	NR-5	100%
Olympus (1)(3)	95.3	18%	NR-5	100%
London Life (1)	48.1	9%	A	100%
General Re	46.4	9%	A++	4%
Swiss Re Group	40.7	8%	A	4%

(1) Non-U.S. insurance entities. Balances are fully collateralized through funds held, letters of credit or trust agreements.

(2) A.M. Best ratings as detailed above are: “NR-5” (Not formally followed), “A++” (Superior, which is the highest of fifteen ratings), and “A” (Excellent, which is the third highest of fifteen ratings).

(3) Gross of $36.5 due to Olympus Reinsurance Company Ltd. (“Olympus”) under an indemnity agreement with WMRe

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

White Mountains has invested in mortgage-backed and asset-backed securities which are carried at fair value within fixed maturity investments.  White Mountains’ investments in debt securities, including asset-backed securities are generally valued using industry standard pricing models. Key inputs, which are selected by management using its best judgement principally include benchmark yields, benchmark securities, reported trades, issuer spreads, bids, offers, credit ratings and prepayment speeds. Income on mortgage-backed and asset-backed securities is recognized using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the estimated economic life is recalculated and the remaining unamortized premium or discount is amortized prospectively over the remaining economic life. At June 30, 2009, the market for White Mountains’ investments in asset-backed securities remained active and accordingly, White Mountains did not adjust the fair value estimates for the effect of illiquidity.

Realized gains and losses resulting from sales of investment securities are accounted for using the first-in first-out method.  Premiums and discounts on all fixed maturity investments are accreted to income over the anticipated life of the investment.  Short-term investments consist of money market funds, certificates of deposit and other securities which mature or become available for use within one year.  Short-term investments are carried at amortized cost, which approximated fair value as of June 30, 2009 and December 31, 2008.

Other long-term investments comprise White Mountains’ investments in limited partnerships and limited liability corporations, which consists of hedge funds and private equity funds.

White Mountains recently exited its securities lending programs. White Mountains had participated in securities lending programs through both OneBeacon and White Mountains Re as a mechanism for generating additional investment income. Under the security lending arrangements, certain securities White Mountains owned were loaned to other institutions for short periods of time through a lending agent.  The security lending counterparty was required to provide collateral for the loaned securities, which was then invested by the lending agent.  The collateral was normally required at a rate of 102% of the fair value of the loaned securities. For OneBeacon’s program prior to February 2009 and for the White Mountains Re’s program, the collateral was fully controlled by the lending agent and could not be sold or re-pledged.  The fair value of the securities lending collateral was recorded as both an asset and a liability, however, other than in the event of a default by the borrower, the collateral was not available to White Mountains and would have been remitted to the borrower by the lending agent upon return of the loaned securities. Because of these restrictions, White Mountains considered White Mountains Re’s securities lending activities and OneBeacon’s securities lending activities prior to February 2009 to be non-cash transactions.

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

OneBeacon and White Mountains Re have instructed the lending agent under their respective programs not to make any additional loans of securities and to recall all securities on loan from borrowers, and OneBeacon and White Mountains Re have made provisions to fund the return of cash collateral to borrowers. As of June 30, 2009, all loaned securities under the OneBeacon program had been returned except for several illiquid instruments for which OneBeacon holds $1.7 million in collateral.  As of July 13, 2009, all loaned securities had been returned under the White Mountains Re program and all collateral returned to borrowers.

At June 30, 2009, there was a $2.4 million collateral shortfall in the White Mountains Re program.  White Mountains has recorded net unrealized gains of $4.6 million and $8.6 million for the three and six months ended June 30, 2009 associated with its securities lending programs.

Pre-tax net investment income for the three and six months ended June 30, 2009 and 2008 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2009	2008	2009	2008
Investment income:
Fixed maturity investments	$74.5	$89.9	$131.9	$187.0
Short-term investments	1.1	12.6	3.9	24.9
Common equity securities	.9	9.2	2.7	18.3
Other long-term investments	1.3	2.1	1.4	2.1
Convertible fixed maturity investments	1.8	2.1	3.7	3.8
Total investment income	79.6	115.9	143.6	236.1
Less investment expenses	(2.4)	(4.2)	(5.3)	(7.6)
Net investment income, pre-tax	$77.2	$111.7	$138.3	$228.5

Net realized and unrealized investment gains and losses

White Mountains recognized $214.9 million and $191.6 million of net realized and unrealized investment gains for the three and six months ended June 30, 2009 and $59.1 million and $177.1 million of net realized and unrealized investment losses for the three and six months ended June 30, 2008.

Net realized investment losses

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2009	2008	2009	2008
Fixed maturity investments	$3.3	$(17.9)	$(29.4)	$(30.5)
Short-term investments	.1	—	.2	—
Common equity securities	4.6	15.4	(46.6)	18.8
Other long-term investments	(18.1)	3.9	(21.4)	(3.8)
Convertible fixed maturity investments	1.4	(6.3)	2.2	(2.4)
Net realized investment gains (losses), pre-tax	$(8.7)	$(4.9)	$(95.0)	$(17.9)

For the three and six months ended June 30, 2009, White Mountains recognized $7.4 million and $66.0 million of after-tax realized losses.  During the three and six months ended June 30, 2008, White Mountains recognized after-tax realized losses of $0.6 million and $9.0 million.

Net unrealized investment gains (losses)

The following table summarizes changes in the carrying value of investments measured at fair value:

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
Millions	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings
Fixed maturities	$166.9	$(20.4)	$146.5	$231.0	$(17.4)	$213.6
Common equity securities	25.8	(4.2)	21.6	24.2	(1.2)	23.0
Short-term investments	(.1)	.8	.7	(.3)	1.0	.7
Convertible fixed maturity investments	11.8	—	11.8	10.4	—	10.4
Other long-term investments	46.1	(3.1)	43.0	39.6	(.7)	38.9
Net unrealized investment gains (losses), pre-tax	$250.5	$(26.9)	$223.6	$304.9	$(18.3)	$286.6

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
Millions	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings
Fixed maturities	$(81.8)	$1.0	$(80.8)	$(78.0)	$3.2	$(74.8)
Common equity securities	12.5	.1	12.6	(69.6)	(.6)	(70.2)
Short-term investments	(.3)	.3	—	—	1.5	1.5
Convertible fixed maturity investments	(2.6)	—	(2.6)	(19.1)	—	(19.1)
Other long-term investments	16.6	—	16.6	3.4	—	3.4
Net unrealized investment (losses) gains, pre-tax	$(55.6)	$1.4	$(54.2)	$(163.3)	$4.1	$(159.2)

White Mountains recognized after-tax unrealized gains (losses) of $151.1 million and $190.4 million for the three and six months ended June 30, 2009 and $(42.2) million and $(119.2) million for the three and six months ended June 30, 2008.

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains’ fixed maturity investments as of June 30, 2009 and December 31, 2008, were as follows:

	June 30, 2009
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains(losses)	Carrying value
U.S. Government obligations	$639.4	$18.3	$(.3)	$1.7	$659.1
Debt securities issued by industrial corporations	2,345.5	91.3	(43.7)	(3.9)	2,389.2
Municipal obligations	7.4	.4	—	—	7.8
Mortgage-backed and asset-backed securities	2,006.6	25.2	(72.8)	12.9	1,971.9
Foreign government, agency and provincial obligations	790.1	23.8	(1.5)	21.0	833.4
Preferred stocks	73.6	.6	(5.8)	—	68.4
Total fixed maturity investments	$5,862.6	$159.6	$(124.1)	$31.7	$5,929.8

	December 31, 2008
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains(losses)	Carrying value
U.S. Government obligations	$785.3	$24.4	$(14.3)	$3.5	$798.9
Debt securities issued by industrial corporations	1,746.9	25.0	(112.2)	(12.4)	1,647.3
Municipal obligations	7.4	.3	(.1)	—	7.6
Mortgage-backed and asset-backed securities	2,321.1	21.2	(138.4)	37.3	2,241.2
Foreign government, agency and provincial obligations	696.6	28.3	(8.0)	14.2	731.1
Preferred stocks	74.2	.1	(19.9)	—	54.4
Total fixed maturity investments	$5,631.5	$99.3	$(292.9)	$42.6	$5,480.5

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains’ common equity securities, convertible fixed maturities, and other long-term investments as of June 30, 2009 and December 31, 2008, were as follows:

	June 30, 2009
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains(losses)	Carrying value
Common equity securities	$245.0	$14.4	$(17.1)	$19.9	$262.2
Convertible fixed maturities	$308.4	$5.7	$(13.8)	$—	$300.3
Other long-term investments	$393.8	$50.7	$(44.4)	$5.3	$405.4

	December 31, 2008
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains(losses)	Carrying value
Common equity securities	$558.4	$18.0	$(44.9)	$21.2	$552.7
Convertible fixed maturities	$327.3	$3.2	$(21.7)	$—	$308.8
Other long-term investments	$431.2	$44.2	$(65.2)	$6.0	$416.2

Fair value measurements at June 30, 2009

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

White Mountains uses observable inputs for the vast majority of its investment portfolio. Fair value measurements for securities for which quoted prices are unavailable are estimated based upon reference to observable inputs such as benchmark interest rates, matrix pricing, market comparables, broker quotes and other relevant inputs. In circumstances where quoted prices or observable inputs are adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the FAS 157 fair value hierarchy. Other investments, which comprises limited partnerships, such as hedge funds and private equity funds for which the FAS 159 fair value option has been elected are carried at fair value based upon White Mountains’ proportionate interest in the underlying partnership’s or fund’s net asset value, which is deemed to approximate fair value.  White Mountains employs a number of procedures to gain comfort over the reasonableness of the fair value measurements for its limited partnership investments, including reviewing fund audited financial statements.  In the event fund managers do not provide sufficient information to evaluate the pricing inputs and methods for each underlying investment, the inputs are considered to be unobservable. In circumstances where the partnership net asset value is deemed to differ from fair value due to illiquidity or other factors associated with White Mountains’ investment in the fund, net asset value is adjusted accordingly.  At June 30, 2009 and December 31, 2008, White Mountains did not adjust the net asset values used to determine fair value because an active secondary market for such investments existed.

The following tables summarize White Mountains’ fair value measurements for investments at June 30, 2009 and December 31, 2008, by level.  The fair value measurements for derivative assets associated with White Mountains’ variable annuity business are presented in Note 8.

	June 30, 2009
Millions	Fair value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
US Government obligations	$659.1	$585.0	$73.3	$.8
Debt securities issued by industrial corporations	2,389.2	—	2,388.5	.7
Municipal obligations	7.8	—	7.8	—
Mortgage-backed and asset-backed securities	1,971.9	—	1,882.9	89.0
Foreign government, agency and provincial obligations	833.4	103.8	729.6	—
Preferred stocks	68.4	—	3.0	65.4
Fixed maturities	5,929.8	688.8	5,085.1	155.9
Common equity securities	262.2	101.8	43.4	117.0
Convertible fixed maturity investments	300.3	—	296.3	4.0
Short-term investments	2,023.3	2,023.3	—	—
Other long-term investments (1)	390.9	—	—	390.9
Total investments	$8,906.5	$2,813.9	$5,424.8	$667.8

(1) The fair value of other long-term investments excludes carrying value of $14.5 associated with other long-term investment limited partnerships accounted for using the equity method.

	December 31, 2008
Millions	Fair value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
US Government obligations	$798.9	$597.4	$201.5	$—
Debt securities issued by industrial corporations	1,647.3	—	1,646.6	.7
Municipal obligations	7.6	—	7.6	—
Mortgage-backed and asset-backed securities	2,241.2	—	2,136.7	104.5
Foreign government, agency and provincial obligations	731.1	92.0	639.1	—
Preferred stocks	54.4	—	3.2	51.2
Fixed maturities	5,480.5	689.4	4,634.7	156.4
Common equity securities	552.7	399.2	40.2	113.3
Convertible fixed maturity investments	308.8	—	308.8	—
Short-term investments	2,244.5	2,244.5	—	—
Other long-term investments (1)	401.2	—	—	401.2
Total investments	$8,987.7	$3,333.1	$4,983.7	$670.9

(1) The fair value of other long-term investments excludes carrying value of $15.0 associated with other long-term investment limited partnerships accounted for using the equity method.

In addition to the investment portfolio described above, White Mountains has $41.4 million and $41.8 million of liabilities recorded at fair value in accordance with FAS 157 and included in other liabilities as of June 30, 2009 and December 31, 2008.  These liabilities relate to securities that have been sold short by limited partnerships that White Mountains invests in and is required to consolidate under GAAP.  All of the liabilities included have been deemed to have a Level 1 designation.

The following table summarizes the changes in White Mountains’ Level 3 fair value measurements for the three and six months ended June 30, 2009:

Millions	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other long-term investments	Total
Balance at January 1, 2009	$156.4	$113.3	$—	$401.2	$670.9
Total realized and unrealized losses	(3.6)	(3.6)	—	(44.3)	(51.5)
Purchases	22.2	—	.7	45.5	68.4
Sales	(17.1)	(.4)	—	(22.2)	(39.7)
Transfers in	52.1	—	—	—	52.1
Transfers out	(39.4)	—	—	—	(39.4)
Balance at March 31, 2009	170.6	109.3	.7	380.2	660.8
Total realized and unrealized gains	17.9	7.9	.1	26.9	52.8
Purchases	6.7	—	3.4	2.1	12.2
Sales	(26.1)	(.2)	(.2)	(18.3)	(44.8)
Transfers in	36.9	—	—	—	36.9
Transfers out	(50.1)	—	—	—	(50.1)
Balance at June 30, 2009	$155.9	$117.0	$4.0	$390.9	$667.8

White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturities at March 31 and June 30, 2009 comprise securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.

Level 3 measurements — transfers in and out - Three-month period ended March 31, 2009

Observable inputs in the form of quoted market prices for similar securities became unavailable for one security with a fair value of $1.5 million that has been reflected as “Transfers in” to Level 3 measurements during the quarter ended March 31, 2009. Quoted market prices for this security had been used at December 31, 2008 to estimate fair value, and as such, this security was categorized as a Level 2 measurement at December 31, 2008. In addition, the estimated fair value for three securities of $50.6 million for which the quoted price provided by a third party source was deemed unreliable and could not be validated against an alternative source is reflected in “Transfers in” during the quarter ended March 31, 2009. The fair value of these securities was estimated using industry standard pricing models, in which management selected inputs using its best judgment.  These inputs principally included benchmark yields, benchmark securities, reported trades, issuer spreads, bids, offers, credit ratings and prepayment speeds. The pricing models used by White Mountains use the same valuation methodology for all Level 3 measurements for fixed maturities. These securities are considered to be Level 3 because the measurements are not directly observable. The estimated fair value for these securities determined using the industry standard pricing models was $3.2 million less than the estimated fair value based upon quoted prices provided by a third party. In addition, during the first quarter of 2009, three securities which had been classified as Level 3 measurements at December 31, 2008 were recategorized as Level 2 measurements when quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available at March 31, 2009. These measurements comprise “Transfers out” of $(39.4) million for the period ended March 31, 2009.

Level 3 measurements — transfers in and out - Three-month period ended June 30, 2009

The estimated fair value of $36.9 million for three securities for which the quoted market prices provided by a third party source were deemed to be unreliable and could not be validated against an alternative third party source were valued using industry standard pricing models described above and are reflected in “Transfers in” during the quarter ended June 30, 2009. These securities are considered to be Level 3 because the measurements are not directly observable. Quoted market prices for these securities had been used at March 31, 2009 to estimate fair value, and as such these securities were categorized as Level 2 measurements at March 31, 2009. The fair value for these securities determined using the industry standard pricing model was $3.2 million less than the estimated fair value based upon quoted prices provided by a third party. In addition, during the second quarter of 2009 twenty-eight securities which had been classified as Level 3 measurements at March 31, 2009 were recategorized as Level 2 measurements when quoted market prices that were considered reliable and could be validated against an alternative source were available at June 30, 2009. These measurements comprise “Transfers out” of $(50.1) million for the period ended June 30, 2009.

The following table summarizes the amount of total gains (losses) included in earnings attributable to the change in unrealized gains (losses) for Level 3 assets for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2009	2008	2009	2008
Fixed maturities	$15.2	$(17.3)	$25.1	$(21.2)
Common equity securities	7.6	(1.3)	4.9	(4.1)
Convertible fixed maturities	.1	—	.1	—
Other long-term investments	51.9	15.8	38.2	(2.0)
Total change in unrealized gains (losses) - Level 3 assets	$74.8	$(2.8)	$68.3	$(27.3)

Note 5.  Debt

Refer to the Company’s 2008 Annual Report on Form 10-K for a fuller discussion regarding White Mountains’ debt obligations as of December 31, 2008. White Mountains’ debt outstanding as of June 30, 2009 and December 31, 2008 consisted of the following:

Millions	June 30, 2009	December 31, 2008
OBH Senior Notes, at face value	$628.1	$676.0
Unamortized original issue discount	(.8)	(.9)
OBH Senior Notes, carrying value	627.3	675.1

WMRe Senior Notes, at face value	400.0	400.0
Unamortized original issue discount	(.9)	(1.0)
WMRe Senior Notes, carrying value	399.1	399.0

WTM Bank Facility	200.0	200.0
WTM Barclays Facility	—	—
Mortgage Note	—	40.8
Sierra Note	31.0	31.1
Atlantic Specialty Note	14.0	16.0
Total debt	$1,271.4	$1,362.0

WTM Barclays Facility

On June 10, 2009, White Mountains entered into a $33.3 million revolving credit facility with Barclays Bank PLC (the “WTM Barclays Facility”). The terms and conditions of the WTM Barclays Facility are similar to the existing WTM Bank Facility with the exception of the commitment term.  The commitment under the WTM Barclays Facility terminates on June 9, 2010 whereas the commitments under the WTM Bank Facility terminate on June 19, 2012.

OBH Senior Notes

During the second quarter of 2009, OBIC purchased $37.3 million of outstanding OBH Senior Notes for $35.2 million, which resulted in a $1.9 million gain. During the first quarter of 2009, OBH repurchased $10.6 million of outstanding OBH Senior Notes for $8.1 million, which resulted in a $2.5 million gain.

Mortgage Note on Real Estate Owned

On May 7, 2009, OneBeacon repaid $40.6 million, representing the entire outstanding principal balance on the Mortgage Note.  At the time of repayment of the outstanding balance on the Mortgage Note, OneBeacon paid $7.4 million to settle the related interest rate swap that had been used to fix the rate of interest on the Mortgage Note. During the second quarter of 2009, OneBeacon recorded a $7.4 million pre-tax increase in other comprehensive income and a $7.4 million realized investment loss through net other revenues related to the settlement.  During the three months ended March 31, 2009, OneBeacon repaid $0.2 million of principal in accordance with the terms of the Mortgage Note.

Note 6.  Income Taxes

The Company is domiciled in Bermuda and has subsidiaries domiciled in the United States and several other countries.  The majority of White Mountains’ worldwide operations are taxed in the United States.  Income earned or losses incurred by non-U.S. companies will generally be subject to an overall effective tax rate lower than that imposed by the United States.

White Mountains’ income tax expense (benefit) for the three and six months ended June 30, 2009 and 2008 represented an effective tax rate of 29.2% and 28.7% and (130.4)% and (35.5)%.  For the three and six months ended June 30, 2009, White Mountains’ effective tax rates are different from the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States.  For the three and six months ended June 30, 2008, White Mountains’ effective tax rates are different from the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States, withholding taxes, non-deductible dividends and accretion on the Berkshire Preferred Stock.

In arriving at the effective tax rate for the three and six months ended June 30, 2009, White Mountains is treating the change in unrealized investment gains (losses) and realized investment gains (losses) as discrete items separate from the other components of pre-tax income (loss). Therefore, the expense (benefit) of these net gains (losses) is calculated at the statutory rate applicable to the jurisdiction in which the gains (losses) are recorded. The majority of investment assets incurring current period net gains (losses) for the three and six months ended June 30, 2009 are in the U.S. and Sweden, and are taxed at the statutory rates of 35% and 26.3%. The changes in unrealized investment gains (losses) and realized investment gains (losses) are treated as discrete items due to the inability to reliably estimate these amounts for the full year.

White Mountains records a valuation allowance against deferred tax assets if it becomes more likely than not that all or a portion of a deferred tax asset will not be realized.  In determining whether or not a valuation allowance, or change therein, is warranted, White Mountains considers factors such as prior earnings history, expected future earnings, carry-back and carry-forward periods and strategies that if executed would result in the realization of a deferred tax asset. As of June 30, 2009, the net U.S. deferred tax assets were approximately $409.3 million. During the next twelve months, it is possible that certain planning strategies will no longer be sufficient to utilize the entire deferred tax asset, which could result in material changes to White Mountains’ deferred tax assets and tax provision.  Utilization of the deferred tax asset is dependent on future profitability and generation of net capital gains.

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

In October 2008, the IRS commenced an examination of certain of White Mountains’ U.S. subsidiaries’ income tax returns for 2005 through 2006.  As of June 30, 2009, the IRS has not proposed any significant adjustments to taxable income as a result of the 2005 through 2006 audit.  White Mountains does not expect to receive any adjustments that would result in a material change to its financial position.

Note 7.  Weather Contracts

During the second quarter of 2009, White Mountains sold Galileo Weather Risk Management Advisors LLC and transferred its employees for nominal consideration.  White Mountains will retain all of the outstanding weather derivative contracts and run them off.  As of June 30, 2009, there were thirteen in-force positions.  Eight of the remaining positions will expire during 2009, four positions will expire during 2010 and the final position will expire on September 30, 2011.

For the three and six months ended June 30, 2009, Galileo recognized $0.2 million of net losses and $2.5 million of net gains on its weather and weather contingent derivatives portfolio.  For the three and six months ended June 30, 2008, Galileo recognized $2.7 million and $6.7 million of net gains on its weather derivatives portfolio.  As of June 30, 2009 and 2008, Galileo had unamortized deferred gains of $3.4 million and $4.9 million.

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

Galileo’s weather risk management contracts are summarized in the following table:

	Six Months Ended June 30,
Millions	2009	2008
Net liability for weather derivative contracts as of January 1 (1)	$13.1	$17.9
Net consideration (paid) received during the period for new contracts	(.8)	10.5
Net payments made on contracts settled during the period	(2.6)	(7.4)
Net decrease in fair value on settled and unsettled contracts	(2.5)	(6.7)
Net liability for weather derivative contracts as of June 30 (2)	$7.2	$14.3

(1)  Includes unamortized deferred gains of $5.1 and $2.9 as of January 1, 2009 and 2008.

(2)  Includes unamortized deferred gains of $3.4 and $4.9 as of June 30, 2009 and 2008.

The following table summarizes the maturity of contracts outstanding as of June 30, 2009:

Millions	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Net asset for contracts actively quoted	$—	$—	$—	$—	$—
Net liability for contracts using internal pricing models	2.3	4.9	—	—	7.2
Total net liability for weather contracts outstanding	$2.3	$4.9	$—	$—	$7.2	(1)

(1) Includes $3.4 in unamortized deferred gains.

Note 8. Variable Annuity Reinsurance

White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. At June 30, 2009, the total guarantee value was approximately ¥ 243.6 billion (approximately $2.5 billion at exchange rates on that date). The collective account values of the underlying variable annuities were approximately 86% of the guarantee value at June 30, 2009.  The following table summarizes the pre-tax operating results of WM Life Re for the three and six months ended June 30 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2009	2008	2009	2008
Fees, included in other revenues	$7.0	$6.4	$14.0	$13.0
Change in fair value of variable annuity liability, included in other revenues	50.3	45.5	81.3	(32.8)
Change in fair value of derivatives, included in other revenues	(91.7)	(40.8)	(144.8)	15.0
Foreign exchange on excess margin accounts, included in other revenues	6.5	(.9)	(11.1)	(.2)
Other investment income and (losses) gains	(.4)	(.2)	(1.2)	(.2)
Total revenues	(28.3)	10.0	(61.8)	(5.2)
Change in fair value of variable annuity death benefit liabilities, included in other expenses	3.9	2.8	7.7	(1.9)
Death benefit claims paid, included in other expenses	(.8)	—	(1.2)	—
General and administrative expenses	(1.3)	(1.2)	(2.7)	(2.2)
Pre-tax (loss) income	$(26.5)	$11.6	$(58.0)	$(9.3)

For the three months and six months ended June 30, 2009 the change in the fair value of the variable annuity liability included $22.4 million associated with change in projected surrender assumptions.

All of White Mountains’ variable annuity reinsurance liabilities ($378.1 million) were classified as Level 3 measurements at June 30, 2009. The following table summarizes the changes in White Mountains’ variable annuity reinsurance guarantee liabilities and derivative instruments for the three and six month periods ended June 30, 2009:

Millions	(Liabilities) Level 3	Derivative Instruments Level 3 (1)	Derivative Instruments Level 2 (2)	Derivative Instruments Level 1 (3)	Net Assets (Liabilities)
Balance at January 1, 2009	$(467.1)	$198.3	$5.0	$(24.9)	$(288.7)
Purchases	—	8.8	—	—	8.8
Realized and unrealized gains (losses)	34.8	(15.7)	(6.4)	(31.0)	(18.3)
Transfers in (out)	—	—	—	—	—
Sales/settlements	—	—	—	11.6	11.6
Balance at March 31, 2009	(432.3)	191.4	(1.4)	(44.3)	(286.6)
Purchases	—	35.5	—	—	35.5
Realized and unrealized gains (losses)	54.2	(35.5)	4.4	(60.6)	(37.5)
Transfers in (out)	—	—	—	—	—
Sales/settlements	—	—	(2.2)	105.7	103.5
Balance at June 30, 2009	$(378.1)	$191.4	$.8	$.8	$(185.1)

(1)	Comprises OTC instruments.
(2)	Comprises interest rate swaps. Fair value measurement based upon bid/ask pricing quotes for similar instruments that are actively traded.
(3)	Comprises exchange traded equity index, foreign currency and interest rate futures. Fair value measurements based upon quoted prices for identical instruments that are actively traded.

The following summarizes realized and unrealized derivative gains (losses) recognized in other revenues for the three and six months ended June 30, 2009 and 2008 and the carrying values at June 30, 2009 and December 31, 2008, by type of instrument:

	Three Months Ended		Six Months Ended		Carrying Value
	June 30,		June 30.		June 30,	December 31,
Type of Instrument (Millions)	2009	2008	2009	2008	2009	2008
Fixed income/Interest rate	$12.0	$(.7)	$.5	$2.0	$(8.7)	$(4.3)
Foreign exchange	(19.3)	(24.1)	(92.7)	(4.9)	97.4	60.2
Equity	(84.4)	(16.0)	(52.6)	17.9	104.3	122.5
Total	$(91.7)	$(40.8)	$(144.8)	$15.0	$193.0	$178.4

WM Life Re enters into both over-the-counter (“OTC”) and exchange traded derivative contracts to economically hedge the liability from the variable annuity benefit guarantee.  In the case of OTC derivatives, WM Life Re has exposure to credit risk for amounts that are uncollateralized by counterparties. WM Life Re’s internal risk management guidelines establish net counterparty exposure thresholds that take into account over-the-counter counterparties’ credit ratings. WM Life Re has entered into master netting agreements with certain of its counterparties whereby the collateral provided (held) is calculated on a net basis.  The following summarizes collateral provided to WM Life Re from counterparties:

Millions	June 30, 2009	December 31, 2008
Short term investments	$4.6	$10.6
Fixed maturity securities	—	53.7
Total	$4.6	$64.3

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

Millions	June 30, 2009	December 31, 2008
Fair value of OTC derivative instruments	$199.3	$209.1
Collateral held	(4.6)	(64.3)
Net exposure on fair value of OTC instruments	$194.7	$144.8

The following table summarizes uncollateralized amounts due under WM Life Re’s OTC derivative contracts:

Counterparty (Millions)	Uncollateralized balance as of June 30, 2009	S&P Rating(1)
Bank of America (3)	$48.6	A
Royal Bank of Scotland	50.8	A
Barclays	37.5	A+
Citigroup (3)	41.7	A
Other	16.1	(2)
Total	$194.7

(1)

S&P ratings as detailed above are : “AA+” (which is the second highest of twenty-one creditworthiness ratings), “A+” (which is the fifth highest of twenty-one creditworthiness ratings), and “A” (which is the sixth highest of twenty-one creditworthiness ratings).

(2)	The S&P ratings of the counterparties included in “Other” were “A” (46%), “A+” (34%) and “AA+” (20%).
(3)	Collateral provided (held) calculated under master netting arrangement.

The OTC derivative contracts are subject to restrictions on liquidation of the instruments and distribution of proceeds under collateral agreements.  In addition to the OTC contracts, WM Life Re held cash and short-term investments posted as collateral to its reinsurance counterparties as follows:

Millions	June 30, 2009	December 31, 2008
Cash	$170.6	$225.7
Short-term investments	15.0	30.3
Total	$185.6	$256.0

Note 9. Earnings (Loss) Per Share

Basic earnings (loss) per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares which are considered participating securities.  Diluted earnings (loss) per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.  The following table outlines the Company’s computation of earnings (loss) per share for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic earnings (loss) per share numerators (in millions):
Net income (loss) attributable to White Mountains common shareholders before extraordinary item	$180.3	$(9.2)	$210.6	$(70.2)
Extraordinary item – excess of fair value of acquired net assets over cost	—	—	—	4.2
Net income (loss) attributable to White Mountains common shareholders	180.3	(9.2)	210.6	(66.0)
Dividends declared and paid	—	(21.1)	(8.9)	(42.3)
Undistributed earnings (loss)	$180.3	$(30.3)	$201.7	$(108.3)
Diluted earnings (loss) per share numerators (in millions):
Net income (loss) attributable to White Mountains common shareholders before extraordinary item	$180.3	$(9.2)	$210.6	$(70.2)
Extraordinary item – excess of fair value of acquired net assets over cost	—	—	—	4.2
Net income (loss) attributable to White Mountains common shareholders	180.3	(9.2)	210.6	(66.0)
Dividends declared and paid	—	(21.1)	(8.9)	(42.3)
Undistributed earnings (loss)	$180.3	$(30.3)	$201.7	$(108.3)
Basic (loss) earnings per share denominators (in thousands):
Average common shares outstanding during the period	8,768	10,532	8,767	10,514
Average unvested Restricted Shares (1)	88	38	74	52
Basic (loss) earnings per share denominator	8,856	10,570	8,841	10,566
Diluted (loss) earnings per share denominator (in thousands):
Average common shares outstanding during the period	8,768	10,532	8,767	10,514
Average unvested Restricted Shares (1)	88	38	74	52
Average outstanding dilutive options to acquire common shares (2)	1	—	1	—
Diluted (loss) earnings per share denominator	8,857	10,570	8,842	10,566
Basic earnings (loss) per share (in dollars):
Net income (loss) attributable to White Mountains common shareholders before extraordinary item	$20.35	$(.87)	$23.82	$(6.64)
Extraordinary item - excess of fair value of acquired assets over cost	—	—	—	.40
Net income (loss) attributable to White Mountains common shareholders	20.35	(.87)	23.82	(6.24)
Dividends declared and paid	—	(2.00)	(1.00)	(4.00)
Undistributed earnings (loss)	$20.35	$(2.87)	$22.82	$(10.24)
Diluted earnings (loss) per share (in dollars)
Net income (loss) attributable to White Mountains common shareholders before extraordinary item	$20.35	$(.87)	$23.82	$(6.64)
Extraordinary item - excess of fair value of acquired assets over cost	—	—	—	.40
Net income (loss) attributable to White Mountains common shareholders	20.35	(.87)	23.82	(6.24)
Dividends declared and paid	—	(2.00)	(1.00)	(4.00)
Undistributed earnings (loss)	$20.35	$(2.87)	$22.82	$(10.24)

(1) Restricted shares outstanding vest either in equal annual installments, upon a stated date or upon the occurrence of a specified event (see Note 12).

(2) The diluted earnings per share denominator for the three and six months ended June 30, 2009 includes 6,000 common shares issuable upon exercise of incentive options at an average stock price of $181.66 and $180.34 per common share. The diluted (loss) per share denominator for the three and six months ended June 30, 2008 does not include common shares issuable upon exercise of incentive options as they are anti-dilutive to the calculation (see Note 12).

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

		White		Other
Millions	OneBeacon	Mountains Re	Esurance	Operations	Total
Three months ended June 30, 2009
Earned insurance and reinsurance premiums	$490.2	$210.7	$197.4	$—	$898.3
Net investment income	36.1	31.4	6.2	3.5	77.2
Net realized and unrealized investment gains	127.4	65.8	18.1	3.6	214.9
Other revenue - foreign currency translation gains	—	26.0	—	(1.3)	24.7
Other revenue	1.1	9.2	12.7	(19.2)	3.8
Total revenues	654.8	343.1	234.4	(13.4)	1,218.9
Losses and LAE	275.7	113.7	139.5	—	528.9
Insurance and reinsurance acquisition expenses	97.0	43.2	39.6	—	179.8
Other underwriting expenses	84.3	26.1	18.3	—	128.7
General and administrative expenses	6.5	14.7	8.4	22.9	52.5
Amortization of AFI purchase accounting adjustments	—	—	4.3	—	4.3
Accretion of fair value adjustment to loss and LAE reserves	1.3	1.3	—	—	2.6
Interest expense on debt	10.1	6.5	—	1.7	18.3
Total expenses	474.9	205.5	210.1	24.6	915.1
Pre-tax income (loss)	$179.9	$137.6	$24.3	$(38.0)	$303.8

		White		Other
Millions	OneBeacon	Mountains Re	Esurance	Operations	Total
Three months ended June 30, 2008
Earned insurance and reinsurance premiums	$463.8	$246.9	$211.0	$—	$921.7
Net investment income	44.6	47.4	8.5	11.2	111.7
Net realized and unrealized investment losses	(2.6)	(38.5)	(5.2)	(12.8)	(59.1)
Other revenue - foreign currency translation gain	—	7.0	—	—	7.0
Other revenue	2.6	.5	12.7	42.1	57.9
Total revenues	508.4	263.3	227.0	40.5	1,039.2
Losses and LAE	274.4	201.5	158.7	(1.9)	632.7
Insurance and reinsurance acquisition expenses	84.3	51.2	43.3	—	178.8
Other underwriting expenses	79.2	29.0	18.6	.6	127.4
General and administrative expenses	4.5	3.9	10.1	33.2	51.7
Amortization of AFI purchase accounting adjustments	—	—	4.7	—	4.7
Accretion of fair value adjustment to loss and LAE reserves	3.0	1.1	—	—	4.1
Interest expense on debt	11.4	7.0	.4	2.9	21.7
Interest expense - dividends on preferred stock	4.7	—	—	—	4.7
Interest expense - accretion on preferred stock	11.1	—	—	—	11.1
Total expenses	472.6	293.7	235.8	34.8	1,036.9
Pre-tax income (loss)	$35.8	$(30.4)	$(8.8)	$5.7	$2.3

		White		Other
Millions	OneBeacon	Mountains Re	Esurance	Operations	Total
Six months ended June 30, 2009
Earned insurance and reinsurance premiums	$978.0	$438.1	$393.6	$—	$1,809.7
Net investment income	58.0	60.8	12.3	7.2	138.3
Net realized and unrealized investment gains	121.5	45.7	21.8	2.6	191.6
Other revenue - foreign currency translation gain (loss)	—	31.4	—	(1.3)	30.1
Other revenue	10.5	20.2	26.6	(41.6)	15.7
Total revenues	1,168.0	596.2	454.3	(33.1)	2,185.4
Losses and LAE	563.7	223.6	284.8	—	1,072.1
Insurance and reinsurance acquisition expenses	192.9	90.6	78.5	—	362.0
Other underwriting expenses	157.0	50.3	36.8	—	244.1
General and administrative expenses	12.0	33.4	17.6	40.1	103.1
Amortization of AFI purchase accounting adjustments	—	—	9.6	—	9.6
Accretion of fair value adjustment to loss and LAE reserves	2.7	2.4	—	—	5.1
Interest expense on debt	21.0	13.1	—	3.1	37.2
Total expenses	949.3	413.4	427.3	43.2	1,833.2
Pre-tax income (loss)	$218.7	$182.8	$27.0	$(76.3)	$352.2

		White		Other
Millions	OneBeacon	Mountains Re	Esurance	Operations	Total
Six months ended June 30, 2008
Earned insurance and reinsurance premiums	$919.1	$513.7	$418.0	$—	$1,850.8
Net investment income	94.7	97.9	16.4	19.5	228.5
Net realized and unrealized investment losses	(58.0)	(91.0)	(12.3)	(15.8)	(177.1)
Other revenue - foreign currency translation loss	—	(6.1)	—	—	(6.1)
Other revenue	6.2	.7	15.8	58.3	81.0
Total revenues	962.0	515.2	437.9	62.0	1,977.1
Losses and LAE	575.3	369.7	327.1	(.7)	1,271.4
Insurance and reinsurance acquisition expenses	169.0	106.8	89.7	—	365.5
Other underwriting expenses	149.3	56.0	37.6	1.3	244.2
General and administrative expenses	7.4	9.0	10.7	81.3	108.4
Amortization of AFI purchase accounting adjustments	—	—	4.7	—	4.7
Accretion of fair value adjustment to loss and LAE reserves	6.0	2.3	—	—	8.3
Interest expense on debt	22.9	13.9	.4	3.9	41.1
Interest expense - dividends on preferred stock	11.8	—	—	—	11.8
Interest expense - accretion on preferred stock	21.6	—	—	—	21.6
Total expenses	963.3	557.7	470.2	85.8	2,077.0
Pre-tax loss	$(1.3)	$(42.5)	$(32.3)	$(23.8)	$(99.9)

Note 11. Investments in Unconsolidated Affiliates

White Mountains’ investments in unconsolidated affiliates represent investments in other companies in which White Mountains has a significant voting and economic interest but does not control the entity.

Symetra

At June 30, 2009, White Mountains owned 24% of the common shares of Symetra on a fully converted basis, consisting of 17.4 million common shares and warrants to acquire an additional 9.5 million common shares. White Mountains accounts for its investment in common shares of Symetra using the equity method of accounting and accounts for its Symetra warrants under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, recording the warrants at fair value with changes in fair value recognized through the income statement as a realized investment gain or loss. Symetra’s warrants are not publicly traded. Accordingly, the fair value measurement of the warrants is based on unobservable inputs and is classified as a Level 3 measurement.

The following table summarizes amounts recorded by White Mountains relating to its investment in Symetra:

	2009			2008
	Common			Common
Millions	Shares	Warrants	Total	Shares	Warrants	Total
Carrying value of investment in Symetra as of January 1	$54.0	$27.3	$81.3	$241.3	$77.3	$318.6
Equity in earnings of Symetra (1)	1.3	—	1.3	.7	—	.7
Net unrealized losses from Symetra’s fixed maturity portfolio	(18.0)	—	(18.0)	(20.7)	—	(20.7)
Increase (Decrease) in value of warrants	—	.4	.4	—	(4.3)	(4.3)
Carrying value of investment in Symetra as of March 31 (2)	37.3	27.7	65.0	221.3	73.0	294.3
Equity in earnings of Symetra (1)	8.3	—	8.3	5.3	—	5.3
Net unrealized gains (losses) from Symetra’s fixed maturity portfolio	97.9	—	97.9	(39.0)	—	(39.0)
Increase (Decrease) in value of warrants	—	3.1	3.1	—	(7.0)	(7.0)
Carrying value of investment in Symetra as of June 30 (3)	$143.5	$30.8	$174.3	$187.6	$66.0	$253.6

(1) Equity in earnings is net of tax of $0.

(2) Includes White Mountains’ equity in net unrealized losses from Symetra’s fixed maturity portfolio of $218.3 and $26.3 as of March 31, 2009 and 2008.

(3) Includes White Mountains’ equity in net unrealized losses from Symetra’s fixed maturity portfolio of $120.4 and $65.3 as of June 30, 2009 and 2008.

Pentelia

White Mountains acquired a 33% equity interest in Pentelia Capital Management (“PCM”) for $1.6 million in April 2007. This investment is accounted for under the equity method. White Mountains investment in PCM as of June 30, 2009 was $1.6 million.

Delos

White Mountains owns approximately 18% of Delos and accounts for its investment in Delos under the equity method. For the three and six months ended June 30, 2009, White Mountains recorded $0.5 million and $(0.1) million of pre-tax equity in earnings and $(0.5) million and $(0.8) million of pre-tax equity in unrealized investment losses from its investment in Delos. White Mountains’ investment in Delos at June 30, 2009 totaled $33.1 million

Note 12. Employee Share-Based Incentive Compensation Plans

White Mountains’ Long-Term Incentive Plan (the “WTM Incentive Plan”) provides for grants of various types of share-based and non share-based incentive awards to key employees and service providers of the Company and certain of its subsidiaries. White Mountains’ share-based compensation incentive awards consist of performance shares, restricted shares and stock options.

Share-Based Compensation Based on White Mountains Common Shares

WTM Performance Shares

Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Performance share awards vest, subject to the attainment of performance goals, at the end of a three-year period and are valued based on the market value of common shares at the time awards are paid.  The following table summarizes performance share activity for the three and six months ended June 30, 2009 and 2008 for WTM performance shares granted under the WTM Incentive Plan and phantom WTM performance shares granted under subsidiary plans (“WTM Phantom Share Plans”):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	175,141	$1.0	162,996	$40.1	164,179	$4.4	146,742	$47.3
Payments and deferrals (1)	—	—	—	—	(51,960)	—	(43,608)	(15.5)
New awards	4,797	—	833	—	71,170	—	61,998	—
Forfeitures and cancellations	(954)	—	(186)	(.1)	(4,405)	—	(1,489)	(.1)
Expense recognized	—	1.9	—	(3.5)	—	(1.5)	—	4.8
Ending June 30,	178,984	$2.9	163,643	$36.5	178,984	$2.9	163,643	$36.5

(1) There were no payments made in 2009 for the 2006-2008 performance cycle.  WTM performance share payments in 2008 for the 2005-2007 performance cycle ranged from 64% to 101% of target. Amounts include deposits of payout amounts into White Mountains’ deferred compensation plan at the election of participants.

If 100% of the outstanding WTM performance shares had been vested on June 30, 2009, the total additional compensation cost to be recognized would have been $13.0 million, based on current accrual factors (common share price and payout assumptions).

For the 2005-2007 performance cycle, the Company issued common shares for 1,700 performance shares earned and all other performance shares earned were settled in cash or by deferral into certain non-qualified deferred compensation plans of the Company or its subsidiaries.

Performance shares granted under the WTM Incentive Plan

The following table summarizes performance shares outstanding and accrued expense for performance shares awarded under the Incentive Plan at June 30, 2009 for each performance cycle:

	Target WTM
	Performance
	Shares	Accrued
Millions, except share amounts	Outstanding	Expense
Performance cycle:
2007 – 2009	44,897	$—
2008 – 2010	52,102	—
2009 - 2011	62,155	2.5
Sub-total	159,154	2.5
Assumed forfeitures	(3,979)	—
Total at June 30, 2009	155,175	$2.5

Phantom Performance Shares granted under WTM Phantom Share Plans

The following table summarizes phantom WTM performance shares outstanding and accrued expense for awards made under the WTM Phantom Share Plans at June 30, 2009 for each performance cycle:

	Target WTM
	Phantom
	Performance
	Shares	Accrued
Millions, except share amounts	Outstanding	Expense
Performance cycle:
2007 – 2009	7,081	$—
2008 – 2010	8,323	—
2009 - 2011	9,015.4
Sub-total	24,419.4
Assumed forfeitures	(610)	—
Total at June 30, 2009	23,809	$.4

Restricted Shares

At June 30, 2009 and 2008, the Company had 92,620 and 53,200 unvested restricted shares outstanding under the WTM Incentive Plan. The following outlines the unrecognized compensation cost associated with the outstanding restricted share awards made under the WTM Incentive Plan for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
Millions, except share amounts	Restricted Shares	Unamortized Grant Date Fair Value	Restricted Shares	Unamortized Grant Date Fair Value	Restricted Shares	Unamortized Grant Date Fair Value	Restricted Shares	Unamortized Grant Date Fair Value
Non-vested,
Beginning of period	90,120	$31.5	53,200	$28.6	53,200	$24.2	54,000	$26.7
Granted	2,500.5		—	—	47,820	9.7	6,200	3.1
Vested	—	—	—	—	(8,400)	—	(7,000)	—
Forfeited	—	—	—	—	—	—	—	—
Expense recognized	—	(2.7)	—	(1.5)	—	(4.6)	—	(2.7)
Non-vested at June 30	92,620	$29.3	53,200	$27.1	92,620	$29.3	53,200	$27.1

During the second quarter of 2009, White Mountains issued 2,500 restricted shares that cliff vest in November 2010.

During the first quarter of 2009, White Mountains issued 40,820 restricted shares that cliff vest on December 31, 2010 and 4,500 restricted shares that vest in equal installments at December 31, 2011, 2012 and 2013.  If a recipient of the restricted shares that are scheduled to cliff vest on December 31, 2010 is terminated without cause after December 31, 2009 (as defined in the WTM Incentive Plan), 50% of the restricted shares will vest.

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

Of the unrecognized compensation cost at June 30, 2009, $20.7 million is expected to be recognized ratably over the remaining vesting periods and $8.6 million would be recognized in the event of a change in control before January 20, 2012. Upon vesting, all restrictions initially placed upon the restricted shares lapse.

Non-Qualified Options

In January 2007, the Company issued 200,000 seven-year Non-Qualified Options to the Company’s Chairman and CEO that vest in equal annual installments over five years and that have an initial exercise price of $650 per common share that escalates at an annual rate of 5% less the annual regular dividend rate (the “Escalator”). The fair value of the Non-Qualified Options at the grant date was estimated using a closed-form option model using an expected volatility assumption of 29.7%, a risk-free interest rate assumption of 1.1% (or 4.7% less the Escalator), a forfeiture assumption of 0%, an expected dividend rate assumption of 1.4% and a term assumption of seven years. The fair value of the Non-Qualified Options was $27.2 million at the grant date and is required to be recognized ratably over the five year vesting period. For the three and six months ended June 30, 2009 and 2008, White Mountains recognized $1.4 million and $2.7 million of expense for both periods.  At June 30, 2009, 80,000 Non-Qualified Options were exercisable at a strike price of $718.77.

Incentive Options

At June 30, 2009 and 2008, the Company had 6,000 and 8,700 Incentive Options outstanding which were granted to certain key employees on February 28, 2000 (the grant date) under the WTM Incentive Plan. The 81,000 Incentive Options originally granted were issued at an exercise price equal to the market price of the Company’s underlying common shares on February 27, 2000. The exercise price escalates by 6% per annum over the life of the Incentive Options. The Incentive Options vest ratably over a ten-year service period. Upon the adoption of FAS 123R, the grant date fair value of the awards as originally disclosed for FAS 123, adjusted for estimated future forfeitures, became the basis for recognition of compensation expense for the Incentive Options. The fair value of each Incentive Option award at the grant date was estimated using a closed-form option model using an expected volatility assumption of 18.5%, a risk-free interest rate assumption of 6.4% and an expected term of ten years.

The following table summarizes the Company’s Incentive Option activity for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions, except share and per share amounts	2009	2008	2009	2008
Opening balance - outstanding Options	6,000	8,700	6,000	9,900
Forfeited	—	—	—	(600)
Exercised	—	—	—	(600)
Ending balance - outstanding Options	6,000	8,700	6,000	8,700
Outstanding Options - exercisable	3,000	2,700	3,000	2,700
Exercise price - outstanding Options at beginning of period	$180.32	$170.11	$177.76	$167.70
Value of Options exercised (1)	$—	$—	$—	$.2
Exercise price - outstanding Options at June 30,	$183.00	$172.64	$183.00	$172.64

(1) Amount is equal to the number of options exercised multiplied by amount the ending market value exceeds the strike price on the date of exercise.

The total in-the-money value of all outstanding Incentive Options and those Incentive Options currently exercisable at June 30, 2009 was $0.3 million and $0.1 million. The Incentive Options expire in February 2010. White Mountains expects 3,000 Incentive Options to become exercisable in 2009 and will issue common shares when the Incentive Options are exercised.

Share-Based Compensation Based on OneBeacon Ltd. Common Shares

The OneBeacon Long-Term Incentive Plan (the “OneBeacon Incentive Plan”) provides for grants of various types of share-based and non share-based incentive awards to key employees of OneBeacon Ltd. and certain of its subsidiaries.  OneBeacon’s share-based incentive awards consist of OneBeacon performance shares, stock options granted in connection with OneBeacon’s initial public offering and Restricted Stock Units (“RSUs”).

OneBeacon Performance Shares

OneBeacon performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash.  OneBeacon performance share awards vest, subject the attainment of performance goals, at the end of a three-year period and are valued based on the market value of OneBeacon common shares at the time awards are paid.  The following table summarizes performance share activity for the three and six months ended June 30, 2009 and 2008 for OneBeacon performance shares granted under the OneBeacon Incentive Plan:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Target		Target		Target		Target
	Performance		Performance		Performance		Performance
	Shares	Accrued	Shares	Accrued	Shares	Accrued	Shares	Accrued
Millions, except share amounts	Outstanding	Expense	Outstanding	Expense	Outstanding	Expense	Outstanding	Expense
Beginning of period	2,318,849	$5.7	2,131,894	$6.9	2,212,313	$4.6	1,063,690	$9.2
Payments and deferrals	—	—	—	—	(137,400)	—	(122,859)	(1.6)
New awards	29,178	—	69,958	—	377,205	—	1,397,100	—
Forfeitures and cancellations	(70,899)	—	(15,644)	(.2)	(174,990)	(.3)	(151,723)	(.6)
Expense recognized	—	2.3	—	3.0	—	3.7	—	2.7
Ending June 30,	2,277,128	$8.0	2,186,208	$9.7	2,277,128	$8.0	2,186,208	$9.7

(1) OneBeacon performance share payments in March 2009 for the 2007-2008 performance cycle were at 1.4% of target. OneBeacon performance share payments in 2008 for the 2007 performance cycle were at 62.9% of target. Amounts include deposits into OneBeacon’s deferred compensation plan.

If 100% of the outstanding OneBeacon performance shares had been vested on June 30, 2009, the total additional compensation cost to be recognized would have been $11.0 million, based on current accrual factors (common share price and payout assumptions).

The following table summarizes OneBeacon performance shares outstanding awarded under the OneBeacon Incentive Plan at June 30, 2009 for each performance cycle:

	Target OneBeacon
	Performance
	Shares	Accrued
Millions, except share amounts	Outstanding	Expense
Performance cycle:
2007 – 2009	684,339	$—
2008 – 2010	1,273,972	7.4
2009 - 2011	377,205.8
Sub-total	2,335,516	8.2
Assumed forfeitures	(58,388)	(.2)
Total at June 30, 2009	2,277,128	$8.0

Non-Qualified Options

In November 2006, in connection with its initial public offering, OneBeacon Ltd. issued to its key employees 1,420,000 fixed-price Non-Qualified Options to acquire OneBeacon Ltd. common shares. The following tables summarize option activity for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
Millions, except share amounts	Target Options Outstanding	Accrued Expense	Target Options Outstanding	Accrued Expense	Target Options Outstanding	Accrued Expense	Target Options Outstanding	Accrued Expense
Beginning of period	1,148,350	$2.8	1,258,091	$1.7	1,237,872	$2.5	1,324,306	$1.4
New awards	—	—	—	—	—	—	—	—
Forfeitures and cancellations	(40,130)	—	(20,219)	—	(129,652)	—	(86,434)	—
Exercised	—	—	—	—	—	—	—	—
Expense recognized	—	.3	—	.5	—	.6	—	.8
Ending June 30,	1,108,220	$3.1	1,237,872	$2.2	1,108,220	$3.1	1,237,872	$2.2

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

Restricted Stock Units

The Non-Qualified Options granted by OneBeacon Ltd., in connection with its initial public offering, did not include a mechanism in the options to reflect the contribution to total return from the regular quarterly dividend. As a result, during the first quarter of 2008, OneBeacon granted 116,270 RSUs to actively employed option holders. The RSUs vest one-third on each of November 9, 2009, 2010 and 2011 subject to, for each vesting tranche of units, the attainment of 4% growth in OneBeacon’s book value per share from January 1, 2008 through the end of the calendar year immediately following the applicable vesting date. Upon vesting, the RSUs will be mandatorily deferred into one of OneBeacon’s non-qualified deferred compensation plans and will be paid out in 2012 in cash or shares at the discretion of the OB Compensation Committee. The expense associated with the RSUs is being recognized over the vesting period. For the three and six months ended June 30, 2009, OneBeacon recognized $0.3 million and $0.4 million of expense.  For the three and six months ended June 30, 2008, OneBeacon recognized $0.2 million and $0.4 million of expense.  As of June 30, 2009, 102,140 RSUs were outstanding.

Note 13. Fair Value of Financial Instruments

FAS No. 107, Disclosure about Fair Value of Financial Instruments (“FAS 107”), requires disclosure of fair value information of financial instruments. For certain financial instruments where quoted market prices are not available, the fair values of these financial instruments were estimated by discounting future cash flows using current market rates for similar obligations or using quoted market prices. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. FAS 107 excludes certain financial instruments from disclosure, including insurance contracts, but not financial guarantees and investment contracts. White Mountains carries its financial instruments on its balance sheet at fair value with the exception of its fixed-rate, long-term indebtedness and its perpetual preference shares.

The following table summarizes the fair value and carrying value of financial instruments as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
OBH Senior Notes	$593.5	$627.3	$483.3	$675.1
WMRe Senior Notes	319.7	399.1	254.0	399.0
WMRe Preference Shares(1)	150.0	250.0	117.5	250.0

(1) WMRe Preference Shares are recorded as noncontrolling interests.

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

The following discussion also includes three non-GAAP financial measures - adjusted comprehensive net income, White Mountains’ adjusted book value per share and total adjusted capital - that have been reconciled to their most comparable GAAP financial measures (see page 56). White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Overview

White Mountains ended the second quarter of 2009 with an adjusted book value per share of $378, an increase of 8% and 7% for the three and six months ended June 30, 2009, including dividends. White Mountains reported adjusted comprehensive net income of $236 million and $226 million for the second quarter and first six months of 2009, compared to adjusted comprehensive net losses of $17 million in both of the corresponding periods of 2008.

OneBeacon ended the second quarter of 2009 with a book value per share of $13.51, an increase of 12% and 15% for the three and six months ended June 30, 2009, including dividends. OneBeacon reported a GAAP combined ratio of 93% for both the second quarter and first six months of 2009 compared to 94% and 97% in the second quarter and first six months of 2008. The second quarter and first six months of 2009 included 4 points and 3 points of net favorable loss reserve development.  The second quarter of 2008 did not include significant reserve development and there was 1 point of net favorable loss reserve development in the first six months of 2008. White Mountains Re reported GAAP combined ratios of 87% and 83% for the second quarter and first six months of 2009, compared to 114% and 104% for the second quarter and first six months of 2008. Both 2009 periods benefited from minimal net adverse loss reserve development and lower catastrophe activity.  Esurance reported GAAP combined ratios of 100% and 102% in the second quarter and first six months of 2009 compared to 105% and 109% in the second quarter and first six months of 2008. These decreases were due mainly to the impact of selective rate increases made in late 2007 and early 2008 and lower claims frequency caused by reduced driving. In addition, Esurance’s expense ratios improved due to lower acquisition expenses driven by reduced advertising spending. Operating income at AFI was $1 million and $3 million in the second quarter and first six months of 2009.  White Mountains’ GAAP pre-tax total return on invested assets was 4.4% and 4.3% for the second quarter and first six months of 2009 compared to 0.6% and 1.2% for the second quarter and first six months of 2008. White Mountains’ fixed income portfolio outperformed its benchmarks in both 2009 periods, while the equity, convertible and other long-term investment portfolio lagged the S&P 500 return over the same periods, largely because of the portfolio mix, which is more heavily weighted toward convertibles and other long-term investments than common stocks.

Total net written premiums decreased to $870 million for the second quarter of 2009 compared to $943 million in the comparable 2008 period, as all three business segments reported reduced written premiums. Total net written premiums for the six months ended June 30, 2009 decreased to $1,862 million from $1,958 million in the 2008 period, as decreases at White Mountains Re and Esurance were somewhat offset by an increase at OneBeacon. OneBeacon’s net written premiums were $498 million for the quarter, a decrease of 6% from the second quarter of 2008, primarily due to premiums ceded under a new quota share reinsurance treaty designed to reduce property catastrophe exposure from homeowners business written in the Northeast (see Personal lines discussion below), and $967 million for the first six months of 2009, an increase of 1% over the comparable period of 2008, driven primarily by premiums from its new collector car and boat business. White Mountains Re’s net written premiums were $192 million for the quarter and $501 million for the first six months of 2009, decreases of 11% and 13% from the comparable periods of 2008. The largest decline was in the U.S. casualty line of business where pricing, terms, and conditions generally continue to not meet White Mountains Re’s underwriting standards. Esurance’s net written premiums decreased by 9% and 8% for the second quarter and first six months of 2009, to $180 million and $394 million, respectively, when compared to the same periods in 2008, as increased prices and lower advertising spending contributed to reduced new business sales volume.

Adjusted Book Value Per Share

The following table presents White Mountains’ adjusted book value per share and reconciles this non-GAAP measure to the most comparable GAAP measure. (See NON-GAAP FINANCIAL MEASURES on page 56).

	June 30, 2009	March 31, 2009	Dec. 31, 2008	June 30, 2008
Book value per share numerators (in millions):
White Mountains common shareholders’ equity	$3,204.1	$2,866.2	$2,898.8	$4,597.3
Benefits to be received from share obligations under employee stock option plans (1)	1.1	—	1.1	1.5
Book value per share numerator	3,205.2	2,866.2	2,899.9	4,598.8
Equity in net unrealized losses from Symetra’s fixed maturity portfolio	120.4	218.3	197.3	65.3
Adjusted book value per share numerator	$3,325.6	$3,084.5	$3,097.2	$4,664.1
Book value per share denominators (in thousands of shares):
Common shares outstanding	8,857.6	8,854.1	8,808.8	10,552.4
Share obligations under employee stock option plans (1)	6.0	—	6.0	8.7
Book value per share denominator	8,863.6	8,854.1	8,814.8	10,561.1
Unearned restricted shares	(76.9)	(83.4)	(42.6)	(47.8)
Adjusted book value per share denominator	8,786.7	8,770.7	8,772.2	10,513.3
Book value per share	$361.61	$323.71	$328.97	$435.45
Adjusted book value per share	$378.48	$351.68	$353.07	$443.64

(1)  Assumes conversion of in-the-money stock options.

Review of Consolidated Results

White Mountains’ consolidated financial results for the three and six months ended June 30, 2009 and 2008 follow:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2009	2008	2009	2008

Gross written premiums	$957.2	$1,025.7	$2,102.8	$2,204.1
Net written premiums	$869.7	$942.6	$1,862.0	$1,958.2

Revenues
Earned insurance and reinsurance premiums	$898.3	$921.7	$1,809.7	$1,850.8
Net investment income	77.2	111.7	138.3	228.5
Net realized and unrealized investment gains (losses)	214.9	(59.1)	191.6	(177.1)
Other revenue	28.5	64.9	45.8	74.9
Total revenues	1,218.9	1,039.2	2,185.4	1,977.1
Expenses
Losses and LAE	528.9	632.7	1,072.1	1,271.4
Insurance and reinsurance acquisition expenses	179.8	178.8	362.0	365.5
Other underwriting expenses	128.7	127.4	244.1	244.2
General and administrative expenses	52.5	51.7	103.1	108.4
Amortization of AFI purchase accounting adjustments	4.3	4.7	9.6	4.7
Accretion of fair value adjustment to loss and LAE reserves	2.6	4.1	5.1	8.3
Interest expense – debt	18.3	21.7	37.2	41.1
Interest expense - dividends on preferred stock	—	4.7	—	11.8
Interest expense - accretion on preferred stock	—	11.1	—	21.6
Total expenses	915.1	1,036.9	1,833.2	2,077.0
Pre-tax income (loss)	$303.8	$2.3	$352.2	$(99.9)
Income tax (expense) benefit	(88.6)	3.0	(100.9)	35.5
Equity in earnings of unconsolidated affiliates	8.6	6.0	9.5	6.4
Excess of fair value of acquired assets over cost	—	—	—	4.2
Net income (loss) before noncontrolling interests	$223.8	$11.3	$260.8	$(53.8)
Net income attributable to noncontrolling interests	(43.5)	(20.5)	(50.2)	(12.2)
Net income (loss) attributable to White Mountains common shareholders	$180.3	$(9.2)	$210.6	$(66.0)
Other comprehensive income (loss), net of tax	154.6	(46.8)	97.4	(10.8)
Comprehensive net income (loss) before noncontrolling interests	$334.9	$(56.0)	$308.0	$(76.8)
Comprehensive net income attributable to noncontrolling interests	(1.5)	(.3)	(1.8)	—
Comprehensive net income (loss) attributable to White Mountains common shareholders	$333.4	$(56.3)	$306.2	$(76.8)
Change in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	(97.9)	39.0	(79.9)	59.7
Adjusted comprehensive net income (loss)	$235.5	$(17.3)	$226.3	$(17.1)

Consolidated Results –Three Months Ended June 30, 2009 versus Three Months Ended June 30, 2008

White Mountains’ total revenues increased 17% to $1,219 million in the second quarter of 2009 compared to $1,039 million in the second quarter of 2008. White Mountains reported net realized and unrealized investment gains of $215 million in the second quarter of 2009 compared to $59 million of net realized and unrealized investment losses in the second quarter of 2008. Earned premiums were down 3% in the second quarter of 2009 compared to the second quarter of 2008, as decreased earned premiums at White Mountains Re and Esurance were somewhat offset by an increase at OneBeacon. Net investment income decreased 31% to $77 million in the second quarter of 2009 compared to $112 million in the second quarter of 2008, due to lower overall portfolio yields, shifts in portfolio mix to lower risk, lower yield investments and a decrease in the overall invested asset base.

Other revenues decreased to $29 million in the second quarter of 2009 from $65 million the second quarter of 2008, due primarily to $28 million in losses in the second quarter of 2009 from WM Life Re compared to $10 million in gains in the second quarter of 2008. The WM Life Re results included $22 million of losses from surrender assumption revisions made in the second quarter of 2009.  White Mountains continues to explore options to limit the cost of running off these contracts. Other revenues from consolidated limited partnerships decreased to $12 million in the second quarter of 2009 from $26 million in the second quarter of 2008, due primarily to the sale of a business unit in the Tuckerman Fund I in the second half of 2008.  Partially offsetting these other revenue decreases was an $19 million increase in foreign currency translation gains at White Mountains Re to $26 million in the second quarter of 2009 from $7 million in the second quarter of 2008.

White Mountains’ total expenses decreased 12% to $915 million in the second quarter of 2009 compared to $1,037 million in the second quarter of 2008. Losses and LAE expenses decreased $104 million, or 16%, due primarily to lower catastrophe losses in 2009 and to favorable loss reserve development in the second quarter of 2009 as compared to adverse loss development in the second quarter of 2008.  Insurance and reinsurance acquisition expenses and other underwriting expenses in the second quarter of 2009 were flat on relatively level earned premiums. General and administrative expenses from consolidated limited partnerships decreased to $13 million in the second quarter of 2009 from $23 million in the second quarter of 2008, due primarily to the sale of a business unit in the Tuckerman Fund I in the second half of 2008. This decrease was partially offset by an increase in incentive compensation expense in the second quarter of 2009 as compared to the second quarter of 2008.

White Mountains’ income tax expense (benefit) for the second quarter of 2009 represented an effective tax rate of 29.2%.  The effective tax rate for the second quarter of 2008 is not meaningful as White Mountains had pre-tax income of only $2 million. For the second quarter of 2009, White Mountains’ effective tax rates are different from the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States.

Consolidated Results —Six Months Ended June 30, 2009 versus Six Months Ended June 30, 2008

White Mountains’ total revenues increased 11% to $2,185 million for the six months ended June 30, 2009 compared to $1,977 million for the six months ended June 30, 2008. White Mountains reported net realized and unrealized investment gains of $192 million for the six months ended June 30, 2009 compared to $177 million of net realized and unrealized investment losses for the six months ended June 30, 2008. Earned premiums were down 2% for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, as decreased earned premiums at White Mountains Re and Esurance were somewhat offset by an increase at OneBeacon.  Net investment income decreased 39% to $138 million for the six months ended June 30, 2009 compared to $229 million for the six months ended June 30, 2008, due to lower overall portfolio yields, shifts in portfolio mix to lower risk, lower yield investments and a decrease in the overall invested asset base.

Other revenues decreased $29 million to $46 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, due primarily to $61 million in losses for the six months ended June 30, 2009 from WM Life Re compared to $5 million in losses for the six months ended June 30, 2008. The losses reported in the six months ended June 30, 2009 were due mainly to the net effect of the change in the fair value of WM Life Re’s variable annuity liabilities exceeding the change in the fair value of the related derivative contracts that economically hedge the liabilities (See Note 8). The WM Life Re results in the 2009 period also included $22 million of losses from surrender assumption revisions made in the second quarter of 2009.  In addition, other revenues from consolidated limited partnerships decreased to $31 million for the six months ended June 30, 2009 from $50 million for the six months ended June 30, 2008, due primarily to the sale of a business unit in the Tuckerman Fund I in the second half of 2008. Somewhat offsetting these other revenue decreases was a $37 million increase in foreign currency translation gains at White Mountains Re to $31 million for the six months ended June 30, 2009 compared to a $6 million loss for the six months ended June 30, 2008. In addition, other revenues from AFI increased by$12 million, as White Mountains began consolidating the results of AFI in the second quarter of 2008.

White Mountains’ total expenses decreased 12% to $1,833 million for the six months ended June 30, 2009 compared to $2,077 million for the six months ended June 30, 2008. Losses and LAE expenses decreased $199 million, or 16%, due primarily to lower catastrophe losses in 2009 and also due to favorable loss reserve development for the six months ended June 30, 2009 as compared to significant adverse loss reserve development in the six months ended June 30, 2008.  Insurance and reinsurance acquisition expenses and other underwriting expenses for the six months ended June 30, 2009 were flat on relatively level earned premiums. General and administrative expenses decreased to $103 million for the six months ended June 30, 2009 from $108 million for the first six months of 2008. Expenses from consolidated limited partnerships decreased to $30 million in the six months ended June 30, 2009 from $47 million in the six months ended June 30, 2008, due primarily to the sale of a business unit in the Tuckerman Fund I in the second half of 2008. This decrease was partially offset by a $10 million increase in operating expenses of AFI, which White Mountains began consolidating in the second quarter of 2008.

White Mountains’ income tax expense (benefit) for the six months ended June 30, 2009 and 2008 represented an effective tax rate of 28.6% and 35.5%, respectively.  For the six months ended June 30, 2009, White Mountains’ effective tax rates are different from the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States.

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

OneBeacon

Financial results for OneBeacon for the three and six months ended June 30, 2009 and 2008 follow:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2009	2008	2009	2008
Gross written premiums	$552.6	$585.7	$1,083.7	$1,086.0
Net written premiums	$497.9	$529.6	$967.3	$955.3

Earned insurance and reinsurance premiums	$490.2	$463.8	$978.0	$919.1
Net investment income	36.1	44.6	58.0	94.7
Net realized and unrealized investment gains (losses)	127.4	(2.6)	121.5	(58.0)
Other revenue	1.1	2.6	10.5	6.2
Total revenues	654.8	508.4	1,168.0	962.0
Losses and LAE	275.7	274.4	563.7	575.3
Insurance and reinsurance acquisition expenses	97.0	84.3	192.9	169.0
Other underwriting expenses	84.3	79.2	157.0	149.3
General and administrative expenses	6.5	4.5	12.0	7.4
Accretion of fair value adjustment to loss and LAE reserves	1.3	3.0	2.7	6.0
Interest expense on debt	10.1	11.4	21.0	22.9
Interest expense – dividends on preferred stock	—	4.7	—	11.8
Interest expense – accretion on preferred stock	—	11.1	—	21.6
Total expenses	474.9	472.6	949.3	963.3
Pre-tax income (loss)	$179.9	$35.8	$218.7	$(1.3)

The following table presents OneBeacon’s book value per common share.

	June 30,	March 31,	Dec. 31,	June 30,
Millions, except per share amounts	2009	2009	2008	2008
OneBeacon common shareholders’ equity	$1,284.4	$1,169.3	$1,155.1	$1,609.1
OneBeacon Ltd. common shares outstanding	95.1	95.1	95.1	95.5
OneBeacon book value per common share	$13.51	$12.30	$12.15	$16.85

The following tables provide OneBeacon’s GAAP ratios, net written premiums and earned insurance premiums for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30, 2009				Six Months Ended June 30, 2009
	Specialty	Commercial	Personal	Total(1)	Specialty	Commercial	Personal	Total(1)
GAAP Ratios:
Loss and LAE	48%	54%	67%	56%	40%	56%	78%	57%
Expense	40%	39%	32%	37%	39%	38%	30%	36%
Total Combined	88%	93%	99%	93%	79%	94%	108%	93%
Net written premiums	$176.7	$183.2	$137.9	$497.9	$355.4	$342.1	$269.6	$967.3
Earned premiums	$171.5	$172.5	$146.1	$490.2	$334.2	$347.3	$296.3	$978.0

	Three Months Ended June 30, 2008				Six Months Ended June 30, 2008
	Specialty	Commercial	Personal	Total(1)	Specialty	Commercial	Personal	Total(1)
GAAP Ratios:
Loss and LAE	49%	54%	65%	59%	53%	63%	65%	63%
Expense	37%	36%	33%	35%	34%	37%	32%	34%
Total Combined	86%	90%	98%	94%	87%	100%	97%	97%
Net written premiums	$158.6	$202.2	$168.9	$529.6	$269.5	$371.9	$313.6	$955.3
Earned premiums	$119.4	$182.7	$161.7	$463.8	$229.8	$363.7	$325.3	$919.1

(1) Includes results from run-off operations.

OneBeacon Results - Three Months Ended June 30, 2009 versus Three Months Ended June 30, 2008

Overview

OneBeacon ended the second quarter of 2009 with a book value per share of $13.51, a 12% and 15% increase for the three and six months ended June 30, 2009, including dividends. OneBeacon’s GAAP combined ratio decreased to 93% for the second quarter of 2009 from 94% for the second quarter of 2008. The second quarter of 2009 included 4 points of net favorable loss reserve development, as favorable loss reserve development in specialty lines and commercial lines was partially offset by adverse loss reserve development in personal lines, primarily related to AutoOne and traditional personal lines.  The second quarter of 2008 included less than 1 point of adverse loss reserve development.

OneBeacon’s net written premiums decreased 6% in the second quarter of 2009 to $498 million, compared to $530 million in the second quarter of 2008.  This decrease was from lower premiums in personal lines, where $16 million of premiums were ceded under a quota share reinsurance treaty that went into effect on January 1, 2009 designed to reduce property catastrophe exposure from homeowners business written in the Northeast (see Personal lines discussion below), and commercial lines, primarily in the traditional middle market division. These decreases were partially offset by higher premiums in specialty lines, primarily from Entertainment Brokers International Insurance Services (“EBI”), which OneBeacon acquired in the third quarter of 2008.

Specialty lines. Net written premiums for specialty lines increased by 11% to $177 million in the second quarter of 2009 from $159 million in the second quarter of 2008. The increase was primarily due to $14 million in net written premiums from EBI, which OneBeacon acquired in the third quarter of 2008. Also contributing to the increase in net written premiums was a $4 million increase from OneBeacon Professional Partners (“OBPP”), a $4 million increase from OneBeacon’s collector car and boat business and a $3 million increase in OneBeacon Government Risks (“OBGR”), partially offset by a $7 million decrease from International Marine Underwriters (“IMU”).

The specialty lines combined ratio for the second quarter of 2009 increased to 88% from 86% the second quarter of 2008. The loss and LAE ratio decreased 1 point to 48% while the expense ratio increased 3 points to 40%. The decrease in the loss and LAE ratio was mainly due to a 4 point decrease in the current accident year loss and LAE ratio related to solid current accident year loss results at OBPP, IMU and the collector car and boat business. The decrease was partially offset by 3 points of lower favorable loss reserve development in the second quarter of 2009, which included 8 points of favorable loss reserve development, compared with 11 points of favorable loss reserve development in the second quarter of 2008.  The favorable loss reserve development in both periods was driven by lower than expected severity in professional liability. The increase in the expense ratio was mainly due to higher acquisition costs from changes in mix of business within the specialty lines businesses and the mix of products offered within those businesses. OneBeacon’s collector car and boat business and some of its other newer specialty lines businesses have higher commission rates than its other specialty lines businesses.

Commercial lines. Net written premiums for commercial lines decreased by 9% to $183 million in the second quarter of 2009 from $202 million in the second quarter of 2008, primarily due to a $17 million decrease in the traditional middle market division, reflecting the more competitive marketplace.

The commercial lines combined ratio for the second quarter of 2009 increased to 93% from 90% for the second quarter of 2008. The loss and LAE ratio remained flat at 54%, while the expense ratio increased 3 points to 39%. There was a 3 point increase in the current accident year loss and LAE ratio related to both the middle market and small business divisions.  Offsetting this increase was 3 points of higher favorable loss reserve development in the second quarter of 2009, which included 6 points of favorable loss reserve development mainly due to lower than expected severity on non-catastrophe losses related to commercial multi-peril, compared to 3 points of favorable loss reserve development in the second quarter of 2008 mainly due to lower than expected severity on losses related to package business. The increase in the expense ratio is primarily due to the adverse effect of a lower earned premium base compared to the prior year period.

Personal lines. Net written premiums for personal lines decreased by 18% to $138 million in the second quarter of 2009 from $169 million in the second quarter of 2008. In traditional personal lines, net written premiums decreased 16% to $116 million. This decrease was primarily from $16 million of written premiums ceded during the second quarter of 2009 under a 30% quota share reinsurance agreement effective from January 1, 2009 through December 31, 2009 that covers OneBeacon’s Northeast homeowners business.  OneBeacon entered into this reinsurance agreement to reduce its property catastrophe exposure. Excluding the impact of the homeowners quota share, traditional personal lines net written premium decreased 4%. At AutoOne, net written premiums decreased 28% to $22 million due to declines in New York’s assigned risk pool. With respect to the New York assigned risk pool, market trends indicate that assigned risk volumes are expected to decline to approximately $133 million in 2009, down from $150 million in 2008, $179 million in 2007 and $253 million in 2006. OneBeacon expects a reduction in AutoOne’s premium volume reflective of these trends.

The personal lines combined ratio for the second quarter of 2009 increased to 99% from 98% for the second quarter of 2008. The loss and LAE ratio increased 2 points to 67%, while the expense ratio decreased by 1 point to 32%. The current accident year loss and LAE ratio increased 3 points as compared to the prior period reflecting higher current accident year non-catastrophe loss ratios in automobile liability. The second quarter of 2009 included 4 points of adverse loss reserve development related to traditional personal lines and AutoOne, compared with 5 points of adverse loss reserve development in the second quarter of 2008, primarily related to personal automobile liability at AutoOne. The decrease in the expense ratio was primarily due to lower policy acquisition expenses as a result of the quota share agreement for the Northeast homeowners business.

Run-off.  Run-off business generated an underwriting loss of $2 million in the three months ended June 30, 2009, compared to an underwriting loss of $13 million in the three months ended June 30, 2008. During the second quarter of 2008, OneBeacon and Liberty Mutual Insurance Group (“Liberty Mutual”) entered into a settlement agreement that resolved nearly four years of arbitration and litigation. The disputes concerned amounts which Liberty Mutual asserted were due to it under agreements with OneBeacon for unallocated loss adjustment expenses and amounts which OneBeacon asserted were due to it related to claims administration and reinsurance. OneBeacon recorded a $9 million loss in the second quarter of 2008 in connection with the settlement agreement.

OneBeacon Results - Six Months Ended June 30, 2009 versus Six Months Ended June 30, 2008

Overview

OneBeacon’s GAAP combined ratio decreased to 93% for the six months ended June 30, 2009 from 97% for the six months ended June 30, 2008. The first six months of 2009 included 3 points of net favorable loss reserve development, as favorable loss reserve development in specialty lines and commercial lines was partially offset by adverse loss reserve development in personal lines, primarily related to personal injury protection litigation at AutoOne.  The first six months of 2008 included 1 point of favorable loss reserve development. OneBeacon experienced less than 1 point and 3 points of catastrophe losses in the six months ended June 30, 2009 and 2008, respectively.

OneBeacon’s net written premiums increased 1% in the six months ended June 30, 2009 to $967 million, compared to $955 million in the six months ended June 30, 2008.  This increase was due to increased premiums in specialty lines, primarily from OneBeacon’s collector car and boat business that it began writing in the second quarter of 2008, EBI, which OneBeacon acquired in the third quarter of 2008, OBPP and Specialty Accident and Health.  This increase was partially offset by decreases in personal lines, where $30 million of premiums were ceded under the quota share agreement described above, and in commercial lines.

Specialty lines. Net written premiums for specialty lines increased by 32% to $355 million in the six months ended June 30, 2009 from $270 million in the six months ended June 30, 2008. The increase was primarily due to $74 million in net written premiums from OneBeacon’s collector car and boat business that it began writing in the second quarter of 2008, compared to $43 million of such premium written in six months ended June 30, 2008 and $28 million from EBI, which OneBeacon acquired in the third quarter of 2008, as well as an $18 million increase from OBPP and an $11 million increase from Specialty Accident and Health.

The specialty lines combined ratio for the six months ended June 30, 2009 decreased to 79% from 87% for the six months ended June 30, 2008. The loss and LAE ratio decreased 13 points to 40% while the expense ratio increased 5 points to 39%. The current accident year loss and LAE ratio decreased 7 points as compared to the prior period due to solid current accident year loss results at OBPP, IMU and the collector car and boat business. Further, the six months ended June 30, 2009 included 12 points of favorable loss reserve development, compared with 7 points of favorable loss reserve development in the six months ended June 30, 2008. The favorable loss reserve development in both periods was driven by lower than expected severity in professional liability. The increase in the expense ratio was mainly due to higher acquisition costs from changes in mix of business within the specialty lines as described above.

Commercial lines. Net written premiums for commercial lines decreased by 8% to $342 million in the six months ended June 30, 2009 from $372 million in the six months ended June 30, 2008, primarily due to a $32 million decrease in the traditional middle market division, reflecting the more competitive marketplace.

The commercial lines combined ratio for the six months ended June 30, 2009 decreased to 94% from 100% for the six months ended June 30, 2008. The loss and LAE ratio decreased 7 points to 56%, while the expense ratio increased 1 point to 38%. The decrease in the loss and LAE ratio was primarily due to lower catastrophe losses with 1 point in the six months ended June 30, 2009, compared to 5 points in the six months ended June 30, 2008, which were primarily related to losses from tornados in the southeastern United States in the middle market division. In addition, the six months ended June 30, 2009 included 8 points of favorable loss reserve development, mainly due to lower than expected severity in package business and commercial multi-peril, compared to 4 points in the six months ended June 30, 2008, related to lower than expected severity in package business, commercial multi-peril and OneBeacon Specialty Property.

Personal lines. Net written premiums for personal lines decreased by 14% to $270 million in the six months ended June 30, 2009 from $314 million in the six months ended June 30, 2008. In traditional personal lines, net written premium decreased 12% to $217 million. During the six months ended June 30, 2009, OneBeacon ceded $30 million of written premiums from its Northeast homeowners business under the quota share agreement described above. Excluding the impact of the homeowners quota share, traditional personal lines net written premium was essentially flat. Net written premiums at AutoOne decreased 20% to $53 million from $66 million due to declines in New York’s assigned risk pool, as described above.

The personal lines combined ratio for the six months ended June 30, 2009 increased to 108% from 97% for the six months ended June 30, 2008. The loss and LAE ratio increased 13 points to 78%, while the expense ratio decreased by 2 points to 30%. The increase in the loss and LAE ratio was mainly due to 12 points of adverse loss reserve development in the six months ended June 30, 2009 primarily related to personal injury protection litigation at AutoOne, compared with 2 points of adverse loss reserve development in the six months ended June 30, 2008, primarily related to personal automobile liability at AutoOne. The decrease in the expense ratio was primarily due to lower policy acquisition expenses as a result of the quota share agreement for the Northeast homeowners business.

Run-off.  Run-off business generated an underwriting loss of $2 million in the six months ended June 30, 2009, compared to an underwriting loss of $16 million in the six months ended June 30, 2008, which included a $9 million loss related to the settlement with Liberty Mutual, as described above.

White Mountains Re

Financial results and GAAP combined ratios for White Mountains Re for the three and six months ended June 30, 2009 and 2008 follow:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2009	2008	2009	2008

Gross written premiums	$224.0	$241.5	$624.3	$688.4
Net written premiums	$191.7	$215.3	$501.0	$574.9

Earned insurance and reinsurance premiums	$210.7	$246.9	$438.1	$513.7
Net investment income	31.4	47.4	60.8	97.9
Net realized and unrealized investment gains (losses)	65.8	(38.5)	45.7	(91.0)
Other revenue - foreign currency translation gains (losses)	26.0	7.0	31.4	(6.1)
Other revenue - Tuckerman Fund II	7.8	—	20.1	—
Other revenue	1.4	.5	.1	.7
Total revenues	343.1	263.3	596.2	515.2
Losses and LAE	113.7	201.5	223.6	369.7
Insurance and reinsurance acquisition expenses	43.2	51.2	90.6	106.8
Other underwriting expenses	26.1	29.0	50.3	56.0
General and administrative expenses - Tuckerman Fund II	8.4	—	19.9	—
General and administrative expenses	6.3	3.9	13.5	9.0
Accretion of fair value adjustment to losses and LAE reserves	1.3	1.1	2.4	2.3
Interest expense on debt	6.5	7.0	13.1	13.9
Total expenses	205.5	293.7	413.4	557.7
Pre-tax income (loss)	$137.6	$(30.4)	$182.8	$(42.5)

GAAP ratios:
Losses and LAE	54%	82%	51%	72%
Expense	33%	32%	32%	32%
Total Combined	87%	114%	83%	104%

(1) Tuckerman Fund II was transferred from Other Operations to White Mountains Re, effective June 30, 2008. Therefore the consolidated results of Tuckerman Fund II are included in the table above for 2009 and are included in the Other Operation segment in 2008.

White Mountains Re Results - Three Months Ended June 30, 2009 versus Three Months Ended June 30, 2008

White Mountains Re’s GAAP combined ratio decreased to 87% for the second quarter of 2009 from 114% for the second quarter of 2008. The second quarter of 2009 benefited from minimal net adverse loss reserve development and lower catastrophe losses when compared to the second quarter of 2008. The second quarter of 2009 did not include significant loss reserve development, while the second quarter of 2008 included 21 points of net adverse loss reserve development, which was predominantly attributable to casualty reinsurance written in the 1996-2002 underwriting years at WMRe America, partially offset by favorable development recorded at WMRe Sirius, mainly attributable to property reinsurance. The second quarter of 2009 included 4 points of catastrophe losses, net of reinsurance and reinstatements, primarily from storms in Eastern Europe. In addition to these natural catastrophe losses, White Mountains Re has estimated its loss from the Air France plane crash in June 2009 to be $6 million, net of reinsurance and reinstatement premiums. The second quarter of 2008 included 10 points of catastrophe losses from the earthquake in China, storms in China and Germany and Midwestern U.S. floods.

White Mountains Re’s gross written premiums decreased 7% to $224 million in the second quarter 2009 from $242 million in the second quarter 2008. Net written premiums decreased 11% to $192 million in the second quarter 2009 from $215 million in the second quarter 2008. These declines were due mainly to reductions in U.S. casualty writings as well as reductions in the property catastrophe excess and credit lines of business and foreign currency translation. The reduction in U.S. casualty business is due to pricing, terms and conditions for certain accounts that generally continue to not meet White Mountains Re’s underwriting guidelines, as well as higher ceding company retentions. The decrease in property catastrophe excess business reflects White Mountains Re’s reduction in net peak zone property catastrophe exposures as part of its capital and risk management strategy.

White Mountains Re’s other revenues consisted primarily of $26 million of foreign currency translation gains recorded in the second quarter 2009 as compared to $7 million of gains in the second quarter 2008.  In addition, White Mountains Re recorded $8 million of other revenues in the second quarter of 2009 related to the consolidation of Tuckerman Fund II, which was transferred to White Mountains Re from the Other Operations segment, effective June 30, 2008.

White Mountains Re’s insurance and reinsurance acquisition expenses decreased 16% to $43 million in the second quarter 2009 from $51 million in the second quarter 2008. The decrease is in-line with the overall decline in premium volume discussed above.

White Mountains Re’s other underwriting expenses decreased by $3 million, primarily due to foreign currency translation. General and administrative expenses increased to $15 million in the second quarter 2009 from $4 million in the second quarter 2008, primarily due to $8 million of expenses related to the consolidation of Tuckerman Fund II as discussed above.

White Mountains Re Results - Six Months Ended June 30, 2009 versus Six Months Ended June 30, 2008

White Mountains Re’s GAAP combined ratio decreased to 83% for the six months ended June 30, 2009 from 104% for the six months ended June 30, 2008. The improvement in the combined ratio was driven by 1 point of net favorable loss reserve development for the first six months of 2009 as compared to 16 points of net adverse loss reserve development for the six months ended June 30, 2008, which was primarily the result of the adverse loss reserve development described above for the second quarter of 2008 in addition to 8 points from construction defect losses recognized in the first quarter of 2008.  In addition, the six months ended June 30, 2009 included 4 points of catastrophe losses, net of reinsurance and reinstatement premiums, compared to 6 points for the six months ended June 30, 2008. Catastrophe losses in the six months ended June 30, 2009 were primarily driven by 4 points from European winter storm Klaus that mainly impacted France in January and the floods in Eastern Europe as discussed above. In addition to these natural catastrophe losses, White Mountains Re also reported $6 million in losses, net of reinsurance and reinstatement premiums, from the Air France plane crash in June 2009. The 2008 combined ratio included 6 points of catastrophe losses, net of reinsurance and reinstatement premiums, mainly due to European windstorm Emma, an earthquake in China, storms in China and Germany, and Midwestern U.S. floods.

White Mountains Re’s gross written premiums decreased 9% to $624 million in the six months ended June 30, 2009 from $688 million in the prior period. Net written premiums decreased 13% to $501 million in the six months ended June 30, 2009 from $575 million in the prior period. These declines were due mainly to reductions in U.S. casualty writings as well as reductions in the property catastrophe excess, agriculture and credit lines of business and foreign currency translation.  The reduction in U.S. casualty business is due to pricing, terms and conditions for certain accounts that generally continue to not meet White Mountains Re’s underwriting guidelines, as well as higher ceding company retentions. The decrease in property catastrophe excess business reflects White Mountains Re’s reduction in net peak zone property catastrophe exposures as part of its capital and risk management strategy.

White Mountains Re’s other revenues consisted primarily of $31 million of foreign currency translation gains recorded in the six months ended June 30, 2009 as compared to $6 million of losses in the prior period.  In addition, White Mountains Re recorded $20 million of other revenues in the 2009 period, related to the consolidation of Tuckerman Fund II, which was transferred to White Mountains Re from the Other Operations segment, effective June 30, 2008.

White Mountains Re’s insurance and reinsurance acquisition expenses decreased 15% to $91 million in the six months ended June 30, 2009 from $107 million in the prior period. The decrease is in-line with the overall decline in premium volume discussed above.

White Mountains Re’s other underwriting expenses decreased by $6 million, primarily due to foreign currency translation.  General and administrative expenses increased to $33 million in the six months ended June 30, 2009 from $9 million in the prior period, primarily due to $20 million of expenses related to the consolidation of Tuckerman Fund II.

Esurance

Financial results and GAAP ratios for Esurance for the three and six months ended June 30, 2009 and 2008 follow:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2009	2008	2009	2008
Gross written premiums	$180.6	$198.5	$394.8	$429.7
Net written premiums	$180.1	$197.7	$393.7	$428.0

Earned insurance and reinsurance premiums	$197.4	$211.0	$393.6	$418.0
Net investment income	6.2	8.5	12.3	16.4
Net realized and unrealized investment gains (losses)	18.1	(5.2)	21.8	(12.3)
Other revenue	12.7	12.7	26.6	15.8
Total revenues	234.4	227.0	454.3	437.9
Losses and LAE	139.5	158.7	284.8	327.1
Insurance and reinsurance acquisition expenses	39.6	43.3	78.5	89.7
Other underwriting expenses	18.3	18.6	36.8	37.6
General and administrative expenses	8.4	10.1	17.6	10.7
Amortization of AFI purchase accounting adjustments	4.3	4.7	9.6	4.7
Interest expense on debt	—	.4	—	.4
Total expenses	210.1	235.8	427.3	470.2
Pre-tax income (loss)	$24.3	$(8.8)	$27.0	$(32.3)

GAAP ratios:
Losses and LAE	71%	75%	73%	78%
Expense	29%	30%	29%	31%
Total Combined	100%	105%	102%	109%

Esurance Results - Three and Six Months Ended June 30, 2009 versus Three and Six Months Ended June 30, 2008

Esurance’s GAAP combined ratio for the second quarter of 2009 was 100% compared to 105% for the second quarter of 2008, while the GAAP combined ratio for the first six months of 2009 was 102% compared to 109% for the first six months of 2008.  The loss ratio was 71% and 73% for the second quarter and first six months of 2009, compared to 75% and 78% in the second quarter and first six months of 2008. The decreases in the loss ratio were largely due to the impact of selective rate increases made in late 2007 and early 2008 and lower claims frequency as a result of reduced driving. The expense ratio was 29% for both the second quarter and first six months of 2009, compared to 30% and 31% in the second quarter and first six months of 2008.  The decreases in the expense ratio were primarily due to lower acquisition expenses from reduced advertising spending. Esurance began reducing its marketing expenditures in 2008 in reaction to a decline in shopping for personal auto insurance.  Esurance monitors shopping activity and competitor pricing and expects to increase its advertising as the market hardens.

Net written premium decreased 9% and 8% to $180 million and $394 million for the three and six months ended June 30, 2009 from $198 million and $428 million for the three and six months ended June 30, 2008. Lower advertising spending contributed to reduced new business sales volume, and Esurance continued to experience a slight increase in cancellations for non-payment of premium during the second quarter of 2009. Other revenue, including commission revenue from AFI, was $13 million in both the second quarter of 2009 and 2008, while other revenue for the first six months of 2009 increased to $27 million compared to $16 million in the first six months of 2008, mainly due to the inclusion of AFI. As of June 30, 2009, the Esurance Segment had 759,000 policies-in-force, including 292,000 policies at AFI. The Esurance Segment added approximately 14,000 policies-in-force during the first half of 2009 (6,000 at Esurance and 8,000 at AFI).

Esurance wrote business in 30 states during the second quarter of 2009, the largest of which were California (with 24% of direct written premium), Florida (14%), New York (7%), New Jersey (5%) and Texas (5%). AFI sells policies in all 50 states plus the District of Columbia. For the quarter ending June 30, 2009, AFI’s largest states were California (16% of policies-in-force), Texas (8%), Florida (8%), Maryland (5%) and Georgia (4%).

Other Operations

Other Operations consists of the operations of the Company, the Company’s intermediate holding companies, the consolidated results of the Tuckerman Fund I and Tuckerman Fund II (until its transfer to the White Mountains Re segment, effective June 30, 2008), the International American Group (until its disposition in October 2008), WM Advisors and White Mountains’ investments in unconsolidated affiliates. The Other Operations segment also includes the results of WM Life Re and Galileo, both of which are in run-off. White Mountains continues to explore options to limit the cost of running off WM Life Re’s contracts and has ceased writing new weather derivative contracts at Galileo. During the second quarter of 2009, White Mountains sold Galileo Weather Risk Management Advisors LLC, including its employees, for nominal consideration.  White Mountains will retain all of the outstanding weather derivative contracts and run them off.  All of the in-force positions will expire by September 2011.

A summary of White Mountains’ financial results from its Other Operations segment for the three and six months ended June 30, 2009 and 2008 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2009	2008	2009	2008
Net investment income	$3.5	$11.2	$7.2	$19.5
Net realized and unrealized investment gains (losses)	3.6	(12.8)	2.6	(15.8)
Other revenue - Tuckerman Fund I and II (1)	4.3	25.5	10.5	49.9
Other revenue	(24.8)	16.6	(53.4)	8.4
Total revenues	(13.4)	40.5	(33.1)	62.0
Losses and LAE	—	(1.9)	—	(.7)
Other underwriting expenses	—	.6	—	1.3
General and administrative expenses - Tuckerman Fund I and II (1)	4.3	22.6	10.5	47.2
General and administrative expenses	18.6	10.6	29.6	34.1
Interest expense - debt	1.7	2.9	3.1	3.9
Total expenses	24.6	34.8	43.2	85.8
Pre-tax (loss) income	$(38.0)	$5.7	$(76.3)	$(23.8)

(1) Tuckerman Fund II was transferred from Other Operations to White Mountains Re, effective June 30, 2008. Therefore the consolidated results of Tuckerman Fund II are included in the table above through that date and are included in the White Mountains Re segment from July 1, 2008 forward. The consolidated results of Tuckerman Fund I are included in all periods presented above.

Other Operations Results - Three and Six Months Ended June 30, 2009 versus Three and Six Months Ended June 30, 2008

White Mountains’ Other Operations segment reported pre-tax losses of $38 million and $76 million for the three and six months ended June 30, 2009, compared to a pre-tax income of $6 million in the second quarter of 2008 and a pre-tax loss of $24 million for the first six months of 2008.  WM Life Re reported $27 million and $58 million in pre-tax losses for the three and six months ended June 30, 2009 compared to $12 million of pre-tax income in the second quarter of 2008 and $9 million of pre-tax losses in the first six months of 2008 (See Note 8).  The WM Life Re results in both 2009 periods included $22 million of losses from surrender assumption revisions made in the second quarter of 2009.  In addition to the surrender assumption revisions, the losses reported in the six months ended June 30, 2009 were due mainly to the net effect of the change in the fair value of WM Life Re’s variable annuity liabilities exceeding the change in the fair value of the related derivative contracts that economically hedge the liabilities. White Mountains continues to explore options to limit the cost of running off these contracts.

II. Summary of Investment Results

Investment Returns

For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a more relevant comparison to benchmark returns, while all dollar amounts are presented net of any management fees and trading expenses. A summary of White Mountains’ consolidated pre-tax investment results and gross investment returns versus typical benchmarks for the three and six months ended June 30, 2009 and 2008 follows:

Pre-tax investment results	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2009	2008	2009	2008
Net investment income	$77.2	$111.7	$138.3	$228.5
Net realized and unrealized investment gains (losses)	214.9	(59.1)	191.6	(177.1)
Net unrealized foreign currency gains on investments(1)	93.7	14.5	49.8	79.6
Total GAAP pre-tax investment gains	$385.8	$67.1	$379.7	$131.0

(1) Recognized as a component of other comprehensive income.

Gross investment returns and benchmark returns

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Fixed maturity investments	5.3%	-0.2%	6.4%	1.9%
Short-term investments	0.1%	0.5%	0.2%	1.8%
Total fixed maturities	3.9%	0.0%	4.7%	1.9%
Barclay’s U.S. Intermediate Aggregate Index	1.7%	-1.0%	2.6%	1.4%

Convertible securities	5.3%	-1.0%	5.4%	-3.9%
Common stocks	11.4%	3.1%	-4.8%	-1.1%
Other long-term investments	7.2%	4.5%	5.2%	1.3%
Total equities, convertible securities and other long-term investments	7.9%	2.8%	1.6%	-1.0%
S&P 500 Index (total return)	15.9%	-2.7%	3.2%	-11.9%
Total consolidated portfolio	4.4%	0.6%	4.3%	1.2%

White Mountains’ GAAP total return on invested assets for the second quarter and first six months of 2009 was 4.4% and 4.3%, including 1.0% and 0.4% from currency gains, compared to 0.6% and 1.2% in the comparable periods of 2008.  Net investment income was $77 million and $138 million in the second quarter and first six months of 2009, down from $112 million and $229 million in the second quarter and first six months of last year.  The decline in both periods was primarily due to lower overall portfolio yields, shifts in portfolio mix to lower risk, lower yield investments and a decrease in the overall invested asset base. The GAAP total return on fixed maturity investments, excluding currency movements, was 3.3% and 4.8% for the second quarter and first six months of 2009, outperforming the Barclays U.S. Intermediate Aggregate over the same periods.  In particular, White Mountains’ corporate bond portfolio has performed well.  White Mountains’ fixed income portfolio has maintained its short duration, about 2 years including short-term investments, and has continued to avoid the credit losses affecting many financial institutions.  White Mountains’ equity, convertible and other long-term investment portfolio was up 7.9% and 1.6% for the second quarter and first six months of 2009, lagging the S&P 500 return over the same periods.  For the second quarter this was largely because of the portfolio mix, which is more heavily weighted toward convertibles and other long-term investments than common stocks. White Mountains’ equity returns for the six months ended June 30, 2009 were also impacted by White Mountains’ actions to de-risk its portfolios during the first quarter, selling approximately $310 million of equities and convertibles.

Mortgage-backed, Asset-backed Securities

White Mountains purchases commercial and residential mortgage-backed securities to maximize its fixed income portfolio’s risk adjusted returns and diversify the portfolio risk from primarily corporate credit risk to a mix of credit and cash flow risk.  White Mountains is not an originator of residential mortgage loans and held $2.7 million of residential mortgage-backed securities categorized as sub-prime as of June 30, 2009, including $2.5 million in the collateral account under White Mountains Re’s securities lending program.   In addition, White Mountains’ investments in hedge funds, limited partnerships and private equities contain negligible amounts of sub-prime mortgage-backed securities at June 30, 2009. White Mountains considers sub-prime mortgage-backed securities to be those that are issued from dedicated sub-prime shelf registrations, dedicated second-lien shelf registrations (i.e., White Mountains considers investments backed primarily by second-liens to be a sub-prime risk regardless of credit score or other metrics) or otherwise have underlying loan pools that exhibit weak credit characteristics.

There are also mortgage-backed securities that White Mountains categorizes as “non-prime” (also called “Alt A” or “A-”) that are backed by collateral that has overall credit quality between prime and sub-prime, based on a review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of June 30, 2009, $12.0 million of White Mountains’ mortgage-backed securities holdings were classified as non-prime.  At June 30, 2009 White Mountains does not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

The following table summarizes White Mountains’ asset-backed securities holdings as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
Millions	2009	2008
Mortgage-backed securities:
Agency (1)
GNMA	$767.1	$964.4
FNMA	248.3	114.7
FHLMC	184.3	232.9
Total Agency	1,199.7	1,312.0
Non-agency:
Residential	192.5	398.2
Commercial	488.7	435.0
Total Non-agency	681.2	833.2

Total mortgage-backed securities	1,880.9	2,145.2
Other asset-backed securities:
Credit card	27.6	82.2
Auto	62.6	13.8
Other	.8	—
Total other asset-backed securities	91.0	96.0
Total asset-backed securities (2)	$1,971.9	$2,241.2

(1) Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

(2) Of White Mountains’ total asset-backed securities, approximately 93% and 99% as of June 30, 2009 and December 31, 2008, respectively, have the highest rating ascribed by Moody’s (“Aaa”) or S&P’s (“AAA”).

Securities Lending

White Mountains recently exited its securities lending programs and has effectively terminated its securities lending activities. OneBeacon and White Mountains Re have instructed the lending agent under their respective programs not to make any additional loans of securities and to recall all securities on loan from borrowers, and OneBeacon and White Mountains Re have made provisions to fund the return of cash collateral to borrowers. As of June 30, 2009, all loaned securities under the OneBeacon program had been returned except for several illiquid instruments for which OneBeacon holds $1.7 million in collateral.  As of July 13, 2009, all loaned securities had been returned under the White Mountains Re program and all collateral returned to borrowers.

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

Management believes that White Mountains’ cash balances, cash flows from operations, routine sales and maturities of investments and the liquidity provided by the WTM Bank Facility and WTM Barclays Facility are adequate to meet expected cash requirements for the foreseeable future on both a holding company and insurance and reinsurance operating subsidiary level.

Dividend Capacity

Under the insurance laws of the states and jurisdictions under which White Mountains’ insurance and reinsurance operating subsidiaries are domiciled, an insurer is restricted with respect to the timing and the amount of dividends it may pay without prior approval by regulatory authorities. Accordingly, there can be no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future. Following is a description of the dividend capacity of White Mountains’ insurance and reinsurance operating subsidiaries:

OneBeacon:

Generally, OneBeacon’s regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. Based upon December 31, 2008 statutory surplus of $1.4 billion, OneBeacon’s top tier regulated insurance operating subsidiaries have the ability to pay approximately $136 million of dividends during 2009 without prior approval of regulatory authorities, subject to the availability of unassigned funds. As of March 31, 2009, OneBeacon’s top tier regulated insurance operating subsidiaries had $0.9 billion of unassigned funds. During the first six months of 2009, OneBeacon’s regulated insurance operating subsidiaries did not pay any dividends to their immediate parent.

During the first six months of 2009, OneBeacon’s unregulated insurance operating subsidiaries paid $3 million of dividends to their immediate parent.  At June 30, 2009, OneBeacon’s unregulated insurance operating subsidiaries had approximately $22 million of net unrestricted cash and fixed maturity investments.

During the first six months of 2009, OneBeacon Ltd. paid $40 million of regular quarterly dividends to its common shareholders. White Mountains received a total of $30 million of these dividends.

As of June 30, 2009, OneBeacon Ltd. and its intermediate holding companies had approximately $83 million of net unrestricted cash and fixed maturity investments outside of its regulated and unregulated insurance operating subsidiaries.

White Mountains Re:

WMRe America has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. Based upon December 31, 2008 statutory surplus of $709 million, WMRe America would have the ability to pay approximately $71 million of dividends during 2009 without prior approval of regulatory authorities, subject to the availability of earned surplus. As of June 30, 2009, WMRe America had negative earned surplus. During the first six months of 2009, WMRe America did not pay any dividends to its immediate parent.

In accordance with the provisions of Swedish law, WMRe Sirius can voluntarily transfer its pre-tax income, or a portion thereof, subject to certain limitations, to its Swedish parent companies to minimize taxes (referred to as a group contribution). In 2009, WMRe Sirius intends to transfer approximately $60 million (based on December 31, 2008 SEK to USD exchange rate) of its 2008 pre-tax income to its Swedish parent companies as a group contribution, of which $27 million was transferred during the first six months of 2009.

WMRe Sirius has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, WMRe Sirius has allocated the majority of its pre-tax income, after group contributions to its Swedish parent companies, to the Safety Reserve (see “Safety Reserve” below). As of December 31, 2008, WMRe Sirius had $55 million (based on December 31, 2008 SEK to USD exchange rate) of unrestricted statutory surplus, which is available for distribution in 2009. During the first six months of 2009, WMRe Sirius paid $36 million of dividends to its immediate parent.

During 2009, WMRe Bermuda has the ability to make capital distributions without the prior approval of regulatory authorities, subject to meeting all appropriate liquidity and solvency requirements, of up to $101 million, which is equal to 15% of December 31, 2008 statutory capital excluding statutory surplus.  During the first six months of 2009, WMRe Bermuda distributed $50 million to its immediate parent.

During the first six months of 2009, WMRUS did not pay any dividends to its immediate parent.  At June 30, 2009, WMRUS had $0.3 million of net unrestricted cash and fixed maturity investments.

During the first six months of 2009, White Mountains Re paid $158 million of dividends to its immediate parent, which included $105 million in cash and $53 million of other assets.

As of June 30, 2009, White Mountains Re and its intermediate holding companies had approximately $92 million of net unrestricted cash and fixed maturity investments outside of WMRe America, WMRe Sirius, WMRe Bermuda and WMRUS.

In July 2009, White Mountains Re announced a reorganization of its legal operating structure, subject to regulatory approvals.    White Mountains Re will contribute $200 million of capital to WMRe Sirius while converting WMRe Bermuda into a branch of WMRe Sirius.   In addition, approximately $400 million of capital will be distributed to White Mountains Re’s and White Mountains’ parent companies.    After the restructuring is complete, WMRe Bermuda will no longer be available to pay dividends to White Mountains Re.  However, the amount of dividends that WMRe Sirius will be able to pay to White Mountains Re is anticipated to increase by the $200 million capital contribution and earnings from the Bermuda branch.   There is no material change anticipated to WM Re America’s dividend capacity.

Esurance:

Generally, Esurance Insurance Company has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the lesser of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. Based on 2008 statutory net income, Esurance Insurance Company does not have the ability to pay dividends during 2009 without prior approval of regulatory authorities. As of June 30, 2009, Esurance Insurance Company had $43 million of unassigned funds.

AFI paid a capital distribution of $4 million to its immediate parent during the first six months of 2009. As of June 30, 2009, AFI had approximately $7 million of net unrestricted cash and fixed maturity investments.

As of June 30, 2009, Esurance had approximately $3 million of net unrestricted cash and fixed maturity investments outside of Esurance Insurance Company and AFI.

Other Operations:

WM Advisors paid $15 million in dividends to its immediate parent during the first six months of 2009.  As of June 30, 2009, WM Advisors had approximately $17 million of net unrestricted cash and fixed maturity investments.

As of June 30, 2009, the Company and its intermediate holding companies had approximately $157 million of net unrestricted cash and fixed maturity investments included in its Other Operations segment.

Safety Reserve

In accordance with provisions of Swedish law, WMRe Sirius is permitted to transfer up to the full amount of its pre-tax income, subject to certain limitations, into an untaxed reserve referred to as a safety reserve, which amounted to $1.2 billion at June 30, 2009. Under GAAP, an amount equal to the safety reserve, net of a related deferred tax liability established at the Swedish tax rate of 26.3%, is classified as shareholders’ equity. Generally, this deferred tax liability is only required to be paid by WMRe Sirius if it fails to maintain predetermined levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on WMRe Sirius’ safety reserve ($312 million at June 30, 2009) is included in solvency capital. Access to the safety reserve is restricted to coverage of aggregate losses and requires the approval of Swedish regulatory authorities. Similar to the approach taken by Swedish regulatory authorities, major rating agencies include the $1.2 billion balance of the safety reserve, without any provision for deferred taxes, in WMRe Sirius’ capital when assessing WMRe Sirius’ financial strength.

Insurance Float

Insurance float is an important aspect of White Mountains’ insurance and reinsurance operations. Insurance float is money that an insurance company holds for a limited time. In an insurance operation, float arises because premiums are collected before losses are paid. This interval can extend over many years. During that time, the insurer invests the funds. When the premiums that an insurer collects do not cover the losses and expenses it eventually must pay, the result is an underwriting loss, which is considered to be the cost of insurance float. The amount and cost of insurance float for White Mountains is affected by underlying market conditions, as well as acquisitions or dispositions of insurance and reinsurance businesses. White Mountains has historically obtained its insurance float primarily through acquisitions, as opposed to organic growth. It is White Mountains’ intention to generate low-cost float over time through a combination of acquisitions and/or by organic growth in its existing insurance and reinsurance operations. However, White Mountains will seek to increase its insurance float organically only when market conditions allow for an expectation of generating underwriting profits.

Although insurance float can be calculated using numbers determined under GAAP, insurance float is not a GAAP concept and, therefore, there is no comparable GAAP measure.

One of the means by which White Mountains calculates its insurance float is by taking its net investment assets and subtracting its total adjusted capital. The following table illustrates White Mountains’ consolidated insurance float position as of June 30, 2009 and December 31, 2008:

($ in millions)	June 30, 2009	December 31, 2008
Total investments	$8,921.0	$9,002.7
Consolidated limited partnership investments(1)	(34.0)	(50.2)
Cash	405.2	409.6
Investments in unconsolidated affiliates	209.0	116.9
Equity in net unrealized losses from Symetra’s fixed maturity portfolio	120.4	197.3
Accounts receivable on unsettled investment sales	10.3	78.2
Accounts payable on unsettled investment purchases	(64.4)	(7.5)
Interest-bearing funds held by ceding companies (2)	104.6	123.7
Interest-bearing funds held under reinsurance treaties (3)	(33.4)	(54.7)
Net investment assets	$9,638.7	$9,816.0

Total White Mountains shareholders’ equity	$3,204.1	$2,898.8
Noncontrolling interest—OneBeacon Ltd.	315.5	283.5
Noncontrolling interest—WMRe Preference Shares	250.0	250.0
Debt	1,271.4	1,362.0
Total capital (4)	$5,041.0	$4,794.3
Equity in net unrealized losses from Symetra’s fixed maturity portfolio	120.4	197.3
Total adjusted capital	$5,161.4	$4,991.6
Insurance float	$4,477.3	$4,824.4

Insurance float as a multiple of total adjusted capital	0.9x	1.0x
Net investment assets as a multiple of total adjusted capital	1.9x	2.0x

Insurance float as a multiple of White Mountains shareholders’ equity	1.4x	1.7x
Net investment assets as a multiple of White Mountains shareholders’ equity	3.0x	3.4x

(1) The noncontrolling portion of investments of consolidated limited partnerships has not been included in insurance float because White Mountains does not benefit from the return on these assets.

(2) Excludes funds held by ceding companies from which White Mountains does not receive interest credits.

(3) Excludes funds held by White Mountains under reinsurance treaties for which White Mountains does not provide interest credits.

(4) The noncontrolling interest arising from White Mountains’ investments in consolidated limited partnerships has not been included in total capital because White Mountains does not benefit from the return on or have the ability to utilize the net assets supporting this noncontrolling interest.

Financing

The following table summarizes White Mountains’ capital structure as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
($ in millions)	2009	2008
OBH Senior Notes, carrying value	$627.3	$675.1
WMRe Senior Notes, carrying value	399.1	399.0
WTM Bank Facility	200.0	200.0
WTM Barclays Facility	—	—
Other debt	45.0	87.9
Total debt	1,271.4	1,362.0
Noncontrolling interest—OneBeacon Ltd.	315.5	283.5
Noncontrolling interest—WMRe Preference Shares	250.0	250.0
Total White Mountains shareholders’ equity	3,204.1	2,898.8
Total capital(1)	5,041.0	4,794.3
Equity in net unrealized losses from Symetra’s fixed maturity portfolio	120.4	197.3
Total adjusted capital	$5,161.4	$4,991.6
Total debt to total adjusted capital	25%	27%
Total debt and WMRe Preference Shares to total adjusted capital	29%	32%

(1) The noncontrolling interest arising from White Mountains’ investments in consolidated limited partnerships has not been included in total capital because White Mountains does not benefit from the return on or have the ability to utilize the assets supporting this noncontrolling interest.

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

During the first six months of 2009, OneBeacon repaid the entire $41 million outstanding under its Mortgage Note and also repurchased $48 million face value of its outstanding OBH Senior Notes. In early July 2009, OneBeacon repurchased an additional $16 million face value of the OBH Senior Notes.

Refer to the Company’s 2008 Annual Report on Form 10-K for a fuller discussion regarding White Mountains’ debt obligations as of December 31, 2008.

On June 10, 2009, White Mountains entered into a $33.3 million revolving credit facility with Barclays Bank PLC (the “WTM Barclays Facility”). The terms and conditions of the WTM Barclays Facility are similar to the existing WTM Bank Facility with the exception of the commitment term.  The commitment under the WTM Barclays Facility terminates on June 9, 2010 whereas the commitments under the WTM Bank Facility terminate on June 19, 2012. White Mountains has yet to draw on the WTM Barclays Facility.

The WTM Bank Facility and WTM Barclays Facility contain various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings and include maintaining certain minimum net worth and maximum debt to capitalization standards. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under these facilities and result in acceleration of principal repayment on any amounts outstanding. At June 30, 2009, White Mountains was in compliance with all of the covenants under the WTM Bank Facility and the WTM Barclays Facility, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

The OBH Senior Notes and the WMRe Senior Notes were issued under indentures which contain restrictive covenants that, among other things, limit the ability of the Company, OBH, WMRe Group and their respective subsidiaries to create liens and enter into sale and leaseback transactions and limits the ability of the Company, OBH, WMRe Group and their respective subsidiaries to consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which the Company, OBH or WMRe Group must adhere. At June 30, 2009, White Mountains was in compliance with all of the covenants under the OBH Senior Notes and the WMRe Senior Notes, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

Cash Flows

Detailed information concerning White Mountains’ cash flows during the six months ended June 30, 2009 and 2008 follows:

For the six months ended June 30, 2009

Financing and Other Capital Activities

During the first six months of 2009, the Company declared and paid a $9 million cash dividend to its common shareholders.

During the first six months of 2009, OneBeacon Ltd. declared and paid $40 million in cash dividends to its common shareholders. White Mountains received a total of $30 million of these dividends.

During the first six months of 2009, OneBeacon repaid the entire $41 million outstanding under its Mortgage Note and repurchased $48 million face value of its outstanding OBH Senior Notes for $43 million.

During the first six months of 2009, White Mountains Re declared and paid a $9 million cash dividend to holders of the WMRe Preference Shares.

During the first six months of 2009, White Mountains Re declared and paid $105 million of cash dividends to its immediate parent, which included $30 million received from Galileo.

During the first six months of 2009, AFI declared and paid $4 million of capital distributions to its immediate parent.

During the first six months of 2009, White Mountains contributed $103 million in cash to WM Life Re and $28 million in cash to Esurance.

Other Liquidity and Capital Resource Activities

During the first six months of 2009, White Mountains made payments totaling $43 million, in cash or by deferral into certain non-qualified compensation plans, to participants in the long-term incentive compensation plans of the Company and its subsidiaries.

For the six months ended June 30, 2008

Financing and Other Capital Activities

In March 2008, in anticipation of the Berkshire Exchange, the Company drew the $475 million available on WTM Bank Facility to provide the necessary funds at the holding company level required for the transaction.  In April 2008, the Company repaid $175 million of the borrowings on the WTM Bank Facility.

During the first six months of 2008, the Company declared and paid $42 million in cash dividends to its common shareholders.

During the first six months of 2008, the Company repurchased and retired 18,458 of its common shares for $8 million.

During the first six months of 2008, OneBeacon Ltd. declared and paid $236 million in cash dividends to its common shareholders, including a $195 million special dividend and $41 million of regular quarterly dividends. White Mountains received a total of $176 million of these dividends.

During the first six months of 2008, OneBeacon Ltd. repurchased and retired 3.0 million of its Class A common shares for $62 million.

During the first six months of 2008, OneBeacon declared and paid $12 million of cash dividends on, and repaid the $300 million redemption value of, the Berkshire Preferred Stock, using funds that had been held in trust for the purpose of economically defeasing the preferred stock.

During the first six months of 2008, White Mountains Re declared and paid a $9 million cash dividend to holders of the WMRe Preference Shares.

During the first six months of 2008, White Mountains Re declared and paid $50 million of cash dividends to its immediate parent.

During the first six months of 2008, White Mountains contributed $34 million in cash Esurance.

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

White Mountains’ invested assets measured at fair value include fixed maturity securities, common and preferred equity securities, convertible fixed maturity securities and interests in limited partnerships. White Mountains’ limited partnership investments comprise hedge funds and private equity funds.

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

As of June 30, 2009, approximately 93% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturities, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturities including corporate debt, state and other governmental debt, convertible fixed maturity securities and mortgage and  asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include White Mountains’ investments in, hedge funds and private equity Funds, as well as investments in debt securities, including certain asset-backed securities, where quoted market prices are unavailable. White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by the outside pricing service to determine fair value. The outside pricing services used by White Mountains have indicated that they will only provide prices where observable inputs are available. White Mountains’ process to validate the market prices obtained from the outside pricing sources includes, but is not limited to, periodic evaluation of model pricing methodologies and monthly analytical reviews of certain prices. White Mountains also periodically performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price.

White Mountains’ investments in debt securities, including asset-backed securities, are generally valued using matrix and other pricing models. Key inputs include benchmark yields, benchmark securities, reported trades, issuer spreads, bids, offers, credit ratings and prepayment speeds.

Other long-term investments accounted for at fair value at June 30, 2009 comprised $239.4 million in hedge funds, $137.3 million in private equity funds and $14.1 million of other long-term investments. In addition, at June 30, 2009, other long-term investments also included $14.5 million in limited partnerships accounted for using the equity method.  At June 30, 2009, all of White Mountains’ investments in hedge funds and private equity funds that were included in other long-term investments were in the form of limited partnership interests. At June 30, 2009, White Mountains held limited partnership investments in 25 hedge funds and 31 private equity funds.  The largest investment in a single fund was $47.0 million at June 30, 2009.

The fair value of White Mountains’ investments in hedge funds and private equity funds are based upon White Mountains’ proportionate interest in the underlying fund’s net asset value, which is deemed to approximate fair value. The fair value of White Mountains’ investments in hedge funds and private equity funds has been estimated using net asset value because it reflects the fair value of the funds’ underlying investments in accordance with FAS 157.  White Mountains employs a number of procedures to assess the reasonableness of the fair value measurements, including obtaining and reviewing each fund’s audited financial statements and discussing each fund’s pricing with the fund’s manager.  However, since the fund managers do not provide sufficient information to independently evaluate the pricing inputs and methods for each underlying investment, the inputs are considered to be unobservable.  Accordingly, the fair values of White Mountains’ investment in hedge funds and private equity funds have been classified as Level 3 under FAS 157.

In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using current market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund’s net asset value in accordance with FAS 157.  In circumstances where White Mountains’ portion of a fund’s net asset value is deemed to differ from fair value due to illiquidity or other factors associated with White Mountains’ investment in the fund, the net asset value is adjusted accordingly.  At June 30, 2009, White Mountains did not record an adjustment to the net asset value related to its investments in hedge funds or private equity funds.

Market Risk

White Mountains’ overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to spread risks, including credit spreads.  Widening and tightening of spreads generally translate into decreases and increases in fair values of fixed maturity investments. The table below summarizes the estimated effects of hypothetical widening and tightening of spreads for different classes of the White Mountains’ fixed maturity and convertible fixed maturity portfolios.

	June 30, 2009
Millions	Fair Value	Tighten 50	Tighten 25	Widen 25	Widen 50
U.S Government and agency obligations	$659.1	$.2	$.1	$(.3)	$(.7)
Foreign government, agency and provincial obligations	833.4	.1	.1	(.3)	(.6)

		Tighten 100	Tighten 50	Widen 50	Widen 100
Agency mortgage-backed	1,199.7	20.6	11.4	(12.9)	(25.6)
Asset-backed	91.0	.8	.4	(.6)	(1.1)

		Tighten 200	Tighten 100	Widen 100	Widen 200
Debt securities issued by industrial corporations	2,389.2	176.9	93.0	(90.6)	(175.3)
Municipal obligations	7.8	.1	.1	(.4)	(.8)
Convertible fixed maturities	300.3	12.9	6.3	(7.7)	(15.1)

		Tighten 400	Tighten 200	Widen 200	Widen 400
Non-agency commercial mortgage-backed	488.7	34.5	20.0	(19.0)	(36.7)

		Tighten 600	Tighten 300	Widen 300	Widen 600
Preferred stocks	68.4	15.2	12.3	(15.1)	(24.7)
Non-agency residential mortgage-backed	192.5	23.3	11.7	(10.1)	(18.8)

Sensitivity analysis of likely returns on hedge fund and private equity fund investments

White Mountains’ investment portfolio includes investments in hedge funds and private equity funds. At June 30, 2009, the value of our investments in hedge funds and in private equity funds was $239.4 million and $137.3 million, respectively.  The hedge funds’ and private equity funds’ underlying investments are typically publicly traded and private common equity investments, and, as such, are subject to market risks that are similar to those in White Mountains’ common equity portfolio.

The following illustrates the estimated effect on June 30, 2009 fair value resulting from a 10% change and a 30% change in market value:

	Change in fair value		Change in fair value
	10% decline	10% increase	30% decline	30% increase
Hedge funds	$(23.9)	$23.9	$71.9	$(71.9)
Private equity funds	$(13.7)	$13.7	$41.2	$(41.2)

Hedge fund and private equity fund returns are commonly measured against the benchmark returns of hedge fund indices and/or the S&P 500 Index.  The Hedge Fund Research, Inc. (“HFRX”) Equal Weighted Strategies Index is representative of the overall composition of the hedge fund market and is comprised of typical hedge fund strategies, including convertible arbitrage, distressed securities, equity hedge, equity market neutral, event driven, macro, merger arbitrage and relative value arbitrage. The HFRX Equal Weighted Strategies Index applies an equal weight to all constituent strategy indices.  The historical returns for each index in the past 5 full years are listed below:

	Year Ended December 31,
	2008	2007	2006	2005	2004
HFRX Equal Weighted Strategies Index	-21.9%	4.0%	8.8%	1.3%	2.7%
S&P 500 Index	-37.0%	5.5%	15.8%	4.9%	10.9%

Where appropriate, assets and liabilities measured at fair value have been adjusted for the effect of counterparty credit risk.

White Mountains’ investment in Symetra warrants is measured at fair value. Because the warrants are not publicly traded, the fair value measurement is based on unobservable inputs and accordingly is classified as a Level 3 measurement.

The following table summarizes White Mountains’ total fair value measurements and the fair value measurements based on Level 3 inputs for investments at June 30, 2009:

	June 30, 2009
Millions	Fair value	Level 3 Inputs	Level 3 Inputs as a % of total fair value
US Government obligations	$659.1	$.8	.1%
Debt securities issued by industrial corporations	2,389.2	.7	—
Municipal obligations	7.8	—	—
Mortgage-backed and asset-backed securities	1,971.9	89.0	4.5%
Foreign government, agency and provincial obligations	833.4	—	—
Preferred stocks	68.4	65.4	95.6%
Fixed maturities	5,929.8	155.9	2.6%
Common equity securities	262.2	117.0	44.6%
Convertible fixed maturity investments	300.3	4.0	1.3%
Short-term investments	2,023.3	—	—
Other long-term investments (1)	390.9	390.9	100.0%
Total investments	$8,906.5	$667.8	7.5%

(1) The fair value of investment partnerships excludes carrying value of $14.5 associated with other long-term investment limited partnerships accounted for using the equity method.

White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturities at March 31 and June 30, 2009 comprise securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.

The following table summarizes the changes in White Mountains’ Level 3 fair value measurements for the three and six months ended June 30, 2009:

Millions	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other long-term investments	Total
Balance at January 1, 2009	$156.4	$113.3	$—	$401.2	$670.9
Total realized and unrealized losses	(3.6)	(3.6)	—	(44.3)	(51.5)
Purchases	22.2	—	.7	45.5	68.4
Sales	(17.1)	(.4)	—	(22.2)	(39.7)
Transfers in	52.1	—	—	—	52.1
Transfers out	(39.4)	—	—	—	(39.4)
Balance at March 31, 2009	170.6	109.3	.7	380.2	660.8
Total realized and unrealized gains	17.9	7.9	.1	26.9	52.8
Purchases	6.7	—	3.4	2.1	12.2
Sales	(26.1)	(.2)	(.2)	(18.3)	(44.8)
Transfers in	36.9	—	—	—	36.9
Transfers out	(50.1)	—	—	—	(50.1)
Balance at June 30, 2009	$155.9	$117.0	$4.0	$390.9	$667.8

Level 3 measurements — transfers in and out - Three-month period ended March 31, 2009

Observable inputs in the form of quoted market prices for similar securities became unavailable for one security with a fair value of $1.5 million that has been reflected as “Transfers in” to Level 3 measurements during the quarter ended March 31, 2009. Quoted market prices for this security had been used at December 31, 2008 to estimate fair value, and as such, this security was categorized as a Level 2 measurement at December 31, 2008. In addition, the estimated fair value for three securities of $50.6 million for which the quoted price provided by a third party source was deemed unreliable and could not be validated against an alternative source is reflected in “Transfers in” during the quarter ended March 31, 2009. The fair value of these securities was estimated using industry standard pricing models, in which management selected inputs using its best judgment.  These inputs principally included benchmark yields, benchmark securities, reported trades, issuer spreads, bids, offers, credit ratings and prepayment speeds. The pricing models used by White Mountains use the same valuation methodology by fixed maturity category for all Level 3 measurements. These securities are considered to be Level 3 because the measurements are not directly observable. The estimated fair value for these securities determined using the industry standard pricing models was $3.2 million less than the estimated fair value based upon quoted prices provided by a third party. In addition, during the first quarter of 2009, three securities which had been classified as Level 3 measurements at December 31, 2008 were recategorized as Level 2 measurements when quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available at March 31, 2009. These measurements comprise “Transfers out” of $(39.4) million for the period ended March 31, 2009.

Level 3 measurements — transfers in and out - Three-month period ended June 30, 2009

The estimated fair value of $36.9 million for three securities for which the quoted market prices provided by a third party source were deemed to be unreliable and could not be validated against an alternative third party source were valued using industry standard pricing models described above and are reflected in “Transfers in” during the quarter ended June 30, 2009. These securities are considered to be Level 3 because the measurements are not directly observable. Quoted market prices for these securities had been used at March 31, 2009 to estimate fair value, and as such these securities were categorized as Level 2 measurements at March 31, 2009. The fair value for these securities determined using the industry standard pricing model was $3.2 million less than the estimated fair value based upon quoted prices provided by a third party. In addition, during the second quarter of 2009 twenty-eight securities which had been classified as Level 3 measurements at March 31, 2009 were recategorized as Level 2 measurements when quoted market prices that were considered reliable and could be validated against an alternative source were available at June 30, 2009. These measurements comprise “Transfers out” of $(50.1) million for the period ended June 30, 2009.

The following table summarizes the amount of total gains (losses) included in earnings attributable to the change in unrealized gains (losses) for three and six months ended June 30, 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2009	2008	2009	2008
Fixed maturities	$15.2	$(17.3)	$25.1	$(21.2)
Common equity securities	7.6	(1.3)	4.9	(4.1)
Convertible fixed maturities	.1	—	.1	—
Other long-term investments	51.9	15.8	38.2	(2.0)
Total change in unrealized losses - Level 3 assets	$74.8	$(2.8)	$68.3	$(27.3)

White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. White Mountains carries the benefit guarantees at fair value. The fair value of the guarantees is estimated using actuarial and capital market assumptions related to the projected cash flows over the term of the reinsurance agreement. The valuation uses assumptions about policyholder behavior (e.g., surrenders and lapse rates), market volatilities and other factors, and includes a risk margin which represents the additional compensation a market participant would require to assume the risks related to the business. The selection of surrender and lapse rates, market volatility assumptions, risk margins and other factors requires the use of significant management judgment.  Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value of the liabilities associated with these guarantees that could materially affect results of operations.  All of White Mountains’ variable annuity reinsurance liabilities ($378.1 million) were classified as Level 3 measurements at June 30, 2009.

Assumptions regarding policyholder behavior, particularly surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimate.  Policyholder behavior is especially difficult to predict given that the variable annuity market in Japan is relatively new. WM Life Re’s reinsured contracts have been in force less than five years and the recent financial turmoil is unprecedented for this type of product in the Japanese market.  Consequently, WM Life Re continues to project surrender rates by year for policies based on a combination of actual experience and management’s expectations of policyholder behavior over the life of the contract. Actual policyholder behavior may differ materially from WM Life Re’s projections and is expected to be sensitive to a number of factors such as the level of the account value versus guarantee value, applicable surrender charges, annuitants’ views of the primary insurance company’s financial strength and ability to pay the guarantee at maturity, annuitants’ need for money in a prolonged recession and time remaining to receive the guarantee at maturity. WM Life Re monitors annuitant related experience and compares it with actuarial assumptions, including surrender, lapse and mortality rates, and adjusts relevant assumptions if required. As a result of surrender experience that was lower than WM Life Re’s assumptions in the first half of 2009, WM Life Re reduced surrender assumptions for each of the remaining policy years to maturity. The resulting charge for this adjustment was $22.4 million in the second quarter of 2009.  At the current level of account values, the sensitivity of the fair value of the liability to future potential changes in surrender assumptions is as follows:

Millions	Increase in fair value of liability
Decrease 50%	$28
Decrease 100% (to zero surrenders)	$57

The following table summarizes the changes in White Mountains’ variable annuity reinsurance liabilities and derivative instruments for the three and six months ended June 30, 2009:

Millions	(Guarantee Liabilities) Level 3	Derivative Instruments Level 3 (1)	Derivative Instruments Level 2 (2)	Derivative Instruments Level 1 (3)	Net Derivative Assets (Guarantee Liabilities)
Balance at January 1, 2009	$(467.1)	$198.3	$5.0	$(24.9)	$(288.7)
Purchases	—	8.8	—	—	8.8
Realized and unrealized gains (losses)	34.8	(15.7)	(6.4)	(31.0)	(18.3)
Transfers in (out)	—	—	—	—	—
Sales/settlements	—	—	—	11.6	11.6
Balance at March 31, 2009	(432.3)	191.4	(1.4)	(44.3)	(286.6)
Purchases	—	35.5	—	—	35.5
Realized and unrealized gains (losses)	54.2	(35.5)	4.4	(60.6)	(37.5)
Transfers in (out)	—	—	—	—	—
Sales/settlements	—	—	(2.2)	105.7	103.5
Balance at June 30, 2009	$(378.1)	$191.4	$.8	$.8	$(185.1)

(1) Comprises OTC instruments.

(2) Comprises interest rate swaps. Fair value measurement based upon bid/ask pricing quotes for similar instruments that are actively traded.

(3) Comprises exchange traded equity index, foreign currency and interest rate futures. Fair value measurements based upon quoted prices for identical instruments that are actively traded.

All of White Mountains’ weather risk management contracts ($7.2 million) were classified as Level 3 measurements at June 30, 2009. The following table summarizes the changes in White Mountains’ weather risk management contract Level 3 measurements for the six months ended June 30, 2009:

	Six Months Ended June 30,
Millions	2009	2008
Net liability for weather derivative contracts as of January 1 (1)	$13.1	$17.9
Net consideration (paid) received during the period for new contracts	(.8)	10.5
Net payments made on contracts settled during the period	(2.6)	(7.4)
Net decrease in fair value on settled and unsettled contracts	(2.5)	(6.7)
Net liability for weather derivative contracts as of June 30 (2)	$7.2	$14.3

(1)   Includes unamortized deferred gains of $5.1 and $2.9 as of January 1, 2009 and 2008.

(2)   Includes unamortized deferred gains of $3.4 and $4.9 as of June 30, 2009 and 2008.

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

Total capital at White Mountains is comprised of White Mountains shareholders’ equity, debt and noncontrolling interest in OneBeacon Ltd and the WMRe Preference Shares. Total adjusted capital excludes the equity in net unrealized gains from Symetra’s fixed maturity portfolio from total capital. The reconciliation of total capital to total adjusted capital is included on page 47.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Refer to White Mountains’ 2008 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”.  As of June 30, 2009, there were no material changes in the market risks as described in White Mountains’ most recent Annual Report.

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

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 30, 2009.

Part II.           OTHER INFORMATION

Item 1.            Legal Proceedings.

Scandinavian Re

Scandinavian Re is engaged in an arbitration proceeding with St. Paul Fire & Marine Insurance Company, et. al. (“St. Paul”).  This arbitration proceeding relates to a dispute over a multi-year Retrocessional Casualty Aggregate Stop Loss Agreement concerning certain classes of casualty reinsurance business originally written by St. Paul during the 1999-2001 underwriting years.  St. Paul alleges that, under the agreement, Scandinavian Re is required to reimburse it for all incurred losses.  Scandinavian Re’s position is that only certain losses may be ceded to the agreement and, in addition, that St. Paul made numerous material misrepresentations and omissions during the formation of the agreement as well as during the administration of the program.  Accordingly, Scandinavian Re is seeking rescission or reformation of the agreement.  An arbitration hearing was held in July 2009 and the arbitration panel is scheduled to deliberate in August 2009.

Item 1A.        Risk Factors

There have been no material changes in the Registrant’s risk factors since the Registrant’s most recently filed Form 10-K.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

 None

Item 3.           Defaults Upon Senior Securities.

 None.

Item 4.           Submission of Matters to a Vote of Security Holders.

The Company’s 2009 Annual General Meeting of Members (the “2009 Annual Meeting”) was held on June 4, 2009 in Hamilton, Bermuda.  At the 2009 Annual Meeting:

1)              four persons were elected to serve as Class III directors of the Company with a term ending 2012,

2)              four persons were elected to serve as directors of WMRe Sirius,

3)              three persons were elected to serve as directors of Scandinavian Re

4)              five persons were elected to serve as directors of WMRe Bermuda

5)              four persons were elected to serve as directors of WM Life Re,

6)              four persons were elected to serve as directors of Galileo Weather Risk Management Ltd. (“Galileo Ltd.”),

7)              four persons were elected to serve as directors of any new non-United States operating subsidiaries and

8)              the appointment of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for 2009 was approved.

As of April 6, 2009, the record date for the 2009 Annual Meeting, a total of 8,854,086 common shares were eligible to vote prior to consideration of the voting cut-back of all holders with 10% or more voting control in accordance with the Company’s Bye-laws. The results of the vote, after taking into consideration the voting cut-back, are presented below.

Proposal 1 - Election of the Company’s Directors

Nominee:	Votes FOR	Votes Withheld
Howard L. Clark, Jr.	4,320,637	1,938,355
Robert P. Cochran	5,767,708	491,284
A. Michael Frinquelli	5,796,177	462,815
Allan L. Waters	3,904,118	2,354,874

Proposal 2 - Election of Directors of WMRe Sirius

Nominee:	Votes FOR	Votes Withheld
Brian E. Kensil	6,058,052	200,940
Jan A.M Silverudd	6,058,052	200,940
Goran A. Thorstensson	6,058,052	200,940
Allan L. Waters	6,058,052	200,940

Proposal 3 - Election of Directors of Scandinavian Re

Nominee:	Votes FOR	Votes Withheld
Warren J. Trace	6,057,484	201,508
Allan L. Waters	6,057,484	201,508
Christine H. Repasy	6,057,484	201,508

Proposal 4 - Election of Directors of WMRe Bermuda

Nominee:	Votes FOR	Votes Withheld
Jeffrey W. Davis	6,057,927	201,065
Brian E. Kensil	6,057,927	201,065
Warren J. Trace	6,057,927	201,065
Allan L. Waters	6,057,927	201,065
Christine H. Repasy	6,057,927	201,065

Proposal 5 - Election of Directors of WM Life Re

Nominee:	Votes FOR	Votes Withheld
Raymond Barrette	6,057,927	201,065
David T. Foy	6,057,927	201,065
Henry K. Cheng	6,057,927	201,065
Jennifer L. Pitts	6,057,927	201,065

Proposal 6 - Election of Directors of Galileo Ltd.

Nominee:	Votes FOR	Votes Withheld
David T. Foy	6,062,994	195,998
Jennifer L. Pitts	6,062,994	195,998
Scott W. Edwards	6,062,994	195,998
Martin R. Malinow	6,062,994	195,998

Proposal 7 - Election of Directors of any New Non-United States Operating Subsidiaries

Nominee:	Votes FOR	Votes Withheld
Raymond Barrette	6,065,840	193,152
David T. Foy	6,065,840	193,152
Warren J. Trace	6,065,840	193,152
Jennifer L. Pitts	6,065,840	193,152

Proposal 8 - Approval of Appointment of PricewaterhouseCoopers LLP

Votes FOR	Votes Against	Abstained
6,226,574	26,446	5,972

Item 5.           Other Information.

 None.

Item 6.           Exhibits.

(a)	Exhibits
	11	-	Statement Re Computation of Per Share Earnings **
	31.1	-	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. *
	31.2	-	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. *
	32.1	-	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
	32.2	-	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Included herein
**	Not included as an exhibit as the information is contained elsewhere within this report. See Note 9 of the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date: July 31, 2009	By:	/s/ J. Brian Palmer
J. Brian Palmer
Vice President and Chief Accounting Officer