Form 10-Q
period 2009-09-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2009-10-30
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2009

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

As of October 29, 2009, 8,857,586 common shares with a par value of $1.00 per share were outstanding (which includes 92,620 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Millions, except share and per share amounts)	2009	2008
	Unaudited
Assets
Fixed maturity investments, at fair value (amortized cost: $5,768.3 and $5,631.5)	$5,936.2	$5,480.5
Short-term investments, at amortized cost (which approximates fair value)	2,336.6	2,244.5
Common equity securities, at fair value (cost: $276.5 and $558.4)	307.6	552.7
Other long-term investments (cost: $373.9 and $431.2)	377.5	416.2
Convertible fixed maturity investments, at fair value (cost: $301.7 and $327.3)	326.7	308.8
Total investments	9,284.6	9,002.7
Cash (restricted: $102.7 and $225.7)	258.1	409.6
Reinsurance recoverable on unpaid losses	1,230.6	1,358.8
Reinsurance recoverable on unpaid losses - Berkshire Hathaway Inc.	1,603.5	1,691.6
Reinsurance recoverable on paid losses	41.0	47.3
Insurance and reinsurance premiums receivable	922.7	835.7
Securities lending collateral	—	220.0
Funds held by ceding companies	123.8	163.3
Investments in unconsolidated affiliates	356.1	116.9
Deferred acquisition costs	329.2	323.0
Deferred tax asset	512.6	724.0
Ceded unearned premiums	128.6	111.3
Accrued investment income	70.5	67.4
Accounts receivable on unsettled investment sales	47.0	78.2
Other assets	767.5	746.0
Total assets	$15,675.8	$15,895.8
Liabilities
Loss and loss adjustment expense reserves	$6,953.6	$7,400.1
Unearned insurance and reinsurance premiums	1,655.4	1,597.4
Debt	1,050.5	1,362.0
Securities lending payable	1.7	234.8
Deferred tax liability	343.6	306.0
Accrued incentive compensation	153.6	154.3
Funds held under reinsurance treaties	85.3	79.1
Ceded reinsurance payable	152.1	101.3
Accounts payable on unsettled investment purchases	60.2	7.5
Other liabilities	972.1	1,140.8
Total liabilities	11,428.1	12,383.3
Shareholders’ equity and noncontrolling interests
White Mountains’ common shareholders’ equity
White Mountains’ common shares at $1 par value per share - authorized 50,000,000 shares; issued and outstanding 8,857,586 and 8,808,843 shares	8.9	8.8
Paid-in surplus	1,431.6	1,419.4
Retained earnings	2,116.2	1,751.9
Accumulated other comprehensive income, after-tax:
Equity in unrealized gains (losses) from investments in unconsolidated affiliates	5.6	(198.4)
Net unrealized foreign currency translation gains (losses)	29.7	(61.5)
Other	(14.7)	(21.4)
Total White Mountains’ common shareholders’ equity	3,577.3	2,898.8
Noncontrolling interests
Noncontrolling interest - OneBeacon Ltd.	337.4	283.5
Noncontrolling interest - WMRe Preference Shares	250.0	250.0
Noncontrolling interest - consolidated limited partnerships and A.W.G Dewar	83.0	80.2
Total noncontrolling interests	670.4	613.7
Total equity	4,247.7	3,512.5
Total liabilities and equity	$15,675.8	$15,895.8

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except per share amounts)	2009	2008	2009	2008
Revenues:
Earned insurance and reinsurance premiums	$902.0	$935.7	$2,711.7	$2,786.5
Net investment income	66.2	105.7	204.5	334.2
Net realized and unrealized investment gains (losses)	170.7	(429.7)	362.3	(627.0)
Other revenue	63.8	6.3	109.6	101.4
Total revenues	1,202.7	618.0	3,388.1	2,595.1
Expenses:
Loss and loss adjustment expenses	544.1	697.6	1,616.2	1,969.0
Insurance and reinsurance acquisition expenses	181.9	190.5	543.9	556.0
Other underwriting expenses	122.7	120.4	366.8	364.6
General and administrative expenses	75.1	66.7	187.8	179.8
Accretion of fair value adjustment to loss and loss adjustment expense reserves	3.5	4.3	8.6	12.6
Interest expense on debt	17.1	20.4	54.3	61.5
Interest expense - dividends on preferred stock subject to mandatory redemption	—	—	—	11.8
Interest expense - accretion on preferred stock subject to mandatory redemption	—	—	—	21.6
Total expenses	944.4	1,099.9	2,777.6	3,176.9
Pre-tax income (loss)	258.3	(481.9)	610.5	(581.8)
Income tax (expense) benefit	(73.9)	151.6	(174.8)	187.1
Income (loss) before equity in earnings of unconsolidated affiliates and extraordinary item	184.4	(330.3)	435.7	(394.7)
Equity in earnings of unconsolidated affiliates	8.3	.8	17.8	7.2
Excess of fair value of acquired assets over cost	—	—	—	4.2
Net income (loss) before noncontrolling interests	192.7	(329.5)	453.5	(383.3)
Net income attributable to noncontrolling interest	(33.1)	52.8	(83.3)	40.6
Net income (loss) attributable to White Mountains’ common shareholders	159.6	(276.7)	370.2	(342.7)
Comprehensive income (loss), net of tax:
Change in equity in net unrealized gains (losses) from investments in unconsolidated affiliates	127.6	(80.8)	207.0	(141.8)
Change in foreign currency translation and other	80.8	(133.2)	98.8	(83.0)
Comprehensive income (loss) before noncontrolling interests	368.0	(490.7)	676.0	(567.5)
Comprehensive net income attributable to noncontrolling interests	.9	—	(.9)	—
Comprehensive income (loss) attributable to White Mountains’ common shareholders	$368.9	$(490.7)	$675.1	$(567.5)
Earnings (loss) per share attributable to White Mountains’ common shareholders
Basic earnings (loss) per share	$18.02	$(26.19)	$41.85	$(32.53)
Diluted earnings (loss) per share	18.02	(26.19)	41.84	(32.53)
Dividends declared and paid per White Mountains’ common share	$—	$—	$1.00	$4.00

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Unaudited

	White Mountains’ Common Shareholders’ Equity
		Common		Accum. other
	Common	shares and		comprehensive	Non-
	shareholders’	paid-in	Retained	income (loss),	controlling
(Millions)	equity	surplus	earnings	after-tax	interest

Balances at January 1, 2009	$2,898.8	$1,428.2	$1,751.9	$(281.3)	$613.7

Cumulative effect adjustment - Symetra FAS 115-2	—	—	3.0	(3.0)	—
Net income	370.2	—	370.2	—	83.3
Other comprehensive income, after-tax	304.9	—	—	304.9	.9
Dividends declared on common shares	(8.9)	—	(8.9)	—	—
Dividends/distributions to noncontrolling interests	—	—	—	—	(29.1)
Issuances of common shares	.2	.2	—	—	—
Contributions from noncontrolling interests	—	—	—	—	1.4
Amortization of restricted share and option awards	12.1	12.1	—	—	.2

Balances at September 30, 2009	$3,577.3	$1,440.5	$2,116.2	$20.6	$670.4

	White Mountains’ Common Shareholders’ Equity
		Common		Accum. other
	Common	shares and		comprehensive	Non-
	shareholders’	paid-in	Retained	income (loss),	controlling
(Millions)	equity	surplus	earnings	after-tax	interest

Balances at January 1, 2008	$4,713.4	$1,691.2	$2,718.5	$303.7	$888.7

Cumulative effect adjustment - FAS 157	(.3)	—	(.3)	—	—
Cumulative effect adjustment - FAS 159	—	—	199.6	(199.6)	—
Net (loss) income	(342.7)	—	(342.7)	—	(44.8)
Other comprehensive loss, after-tax	(224.7)	—	—	(224.7)	.2
Dividends declared on common shares	(42.3)	—	(42.3)	—	—
Dividends/distributions to noncontrolling interests	—	—	—	—	(83.5)
Issuances of common shares	8.6	8.6	—	—	—
Contributions from noncontrolling interests	—	—	—	—	3.0
Repurchases and retirements of common shares	(59.3)	(21.9)	(37.4)	—	(64.2)
Amortization of restricted share and option awards	9.2	9.2	—	—	.3

Balances at September 30, 2008	$4,061.9	$1,687.1	$2,495.4	$(120.6)	$699.7

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended
	September 30,
(Millions)	2009	2008
Cash flows from operations:
Net income (loss) - White Mountains and noncontrolling interests	$453.5	$(383.3)
Charges (credits) to reconcile net income (loss) to net cash (used for) provided from operations:
Net realized and unrealized investment (gains) losses	(362.3)	627.0
Excess of fair value of acquired assets over cost	—	(4.2)
Other operating items:
Net change in loss and loss adjustment expense reserves	(553.6)	(76.2)
Net change in reinsurance recoverable on paid and unpaid losses	241.3	202.4
Net change in unearned insurance and reinsurance premiums	.7	163.0
Net change in funds held by ceding companies	63.9	10.4
Net change in deferred acquisition costs	1.7	(27.3)
Net change in ceded unearned premiums	(2.9)	(16.5)
Net change in funds held under reinsurance treaties	5.6	(28.1)
Net change in insurance and reinsurance premiums receivable	(46.2)	(59.2)
Net change in other assets and liabilities, net	154.9	(272.8)
Net cash (used for) provided from operations	(43.4)	135.2
Cash flows from investing activities:
Net change in short-term investments	(23.6)	(938.8)
Sales of fixed maturity and convertible fixed maturity investments	1,909.6	3,333.4
Maturities, calls and paydowns of fixed maturity and convertible fixed maturity investments	898.8	1,205.5
Maturities of trust account investments	—	305.6
Sales of common equity securities	302.0	367.5
Distributions and redemptions of other long-term investments	66.5	44.4
Sales of consolidated and unconsolidated affiliates, net of cash sold	—	4.2
Contributions to other long-term investments	(17.9)	(50.4)
Purchases of common equity securities	(42.6)	(518.6)
Purchases of fixed maturity and convertible fixed maturity investments	(2,810.2)	(3,410.1)
Purchases of consolidated and unconsolidated affiliates, net of cash acquired	—	(224.4)
Net change in unsettled investment purchases and sales	83.9	145.1
Net acquisitions of property and equipment	(12.2)	(9.3)
Net cash provided from investing activities	354.3	254.1
Cash flows from financing activities:
Issuance of debt	—	475.0
Repayment of debt	(242.8)	(277.0)
Repurchase of debt	(63.2)	(22.3)
Settlement of interest rate swap	(7.4)	—
Redemption of mandatorily redeemable preferred stock	—	(300.0)
Cash dividends paid to the Company’s common shareholders	(8.9)	(42.3)
Cash dividends paid to OneBeacon Ltd.’s noncontrolling common shareholders	(14.7)	(64.6)
Cash dividends paid to preferred shareholders	—	(11.8)
Cash dividends paid on White Mountains Re Group, Ltd. Preference Shares	(9.4)	(9.4)
OneBeacon Ltd. common shares repurchased and retired	—	(68.8)
Common shares repurchased	—	(59.3)
Proceeds from issuances of common shares	.2	—
Proceeds from option exercises	—	.4
Net cash used for financing activities	(346.2)	(380.1)
Effect of exchange rate changes on cash	6.8	(2.0)
Net (decrease) increase in cash during the period	(28.5)	7.2
Cash balances at beginning of period (excludes restricted cash balances of $225.7 and $8.5)	183.9	162.8
Cash balances at end of period (excludes restricted cash balances of $102.7 and $50.8)	$155.4	$170.0
Supplemental cash flows information:
Interest paid	$(58.2)	$(54.0)
Net receipts from (payments to) national governments	$27.3	$(86.2)

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

The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of U.S.-based property and casualty insurance companies (collectively “OneBeacon”), most of which operate in a multi-company pool. OneBeacon offers a wide range of specialty, commercial and personal products and services sold primarily through select independent agents and brokers. OneBeacon was acquired by White Mountains in 2001 (the “OneBeacon Acquisition”). During the fourth quarter of 2006, White Mountains sold 27.6 million, or 27.6%, of OneBeacon Ltd.’s common shares in an initial public offering (the “OneBeacon Offering”). At September 30, 2009, White Mountains owned 75.4% of OneBeacon Ltd.’s outstanding common shares.

The White Mountains Re segment consists of White Mountains Re Ltd., an exempted Bermuda limited liability company, and its subsidiaries (collectively, “White Mountains Re”).  White Mountains Re offers reinsurance capacity for property, casualty, accident & health, agriculture, aviation and space and certain other exposures on a worldwide basis through its subsidiaries, White Mountains Reinsurance Company of America (“WMRe America”, formerly known as Folksamerica Reinsurance Company) and Sirius International Insurance Corporation (“WMRe Sirius”). In September 2009, White Mountains Re substantially completed a reorganization of its reinsurance operations whereby the in-force business and infrastructure of White Mountains Re Bermuda Ltd. (“WMRe Bermuda”) was transferred to WMRe Sirius, which established a branch office in Bermuda to maintain the group’s presence in the Bermuda market. With the anticipated completion of the reorganization in the first quarter of 2010, WMRe Bermuda will be run off as a subsidiary of WMRe Sirius. Through White Mountains Re Solutions, White Mountains Re also specializes in the acquisition and management of runoff insurance and reinsurance companies both in the United States and internationally.  Through 2008, White Mountains Re provided reinsurance advisory services, specializing primarily in property and other short-tailed lines of reinsurance, through White Mountains Re Underwriting Services Ltd. (“WMRUS”).  White Mountains Re also includes Scandinavian Reinsurance Company, Ltd. (“Scandinavian Re”) which is in run off, and the consolidated results of the Tuckerman Capital II, LP fund (“Tuckerman Fund II”), which was transferred to White Mountains Re from Other Operations, effective June 30, 2008.

The Esurance segment consists of Esurance Holdings, Inc. and its subsidiaries and Answer Financial Inc. (“AFI” and, collectively, “Esurance”).  Esurance sells personal auto insurance directly to customers online and through select online agents.  AFI, which White Mountains acquired during 2008, is a personal insurance agency that sells insurance online and in call centers.

White Mountains’ Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), its variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd. (“WM Life Re”), and its weather risk management business. Both WM Life Re and the weather risk management business are in run-off. The Other Operations segment also includes White Mountains’ investments in Lightyear Delos Acquisition Corporation (“Delos”), common shares and warrants to purchase common shares of Symetra Financial Corporation (“Symetra”) and the consolidated results of the Tuckerman Capital, LP fund (“Tuckerman Fund I”) and Tuckerman Fund II until its transfer to White Mountains Re, effective June 30, 2008 and various other entities not included in other segments.  Prior to October 31, 2008, the Other Operations segment also included the International American Group, Inc. (the “International American Group”), which included American Centennial Insurance Company and British Insurance Company of Cayman, both of which were in run-off.  On October 31, 2008, in a transaction with Berkshire Hathaway, Inc. (“Berkshire”), White Mountains exchanged its ownership interests in Commercial Casualty Insurance Company (previously a subsidiary of White Mountains Re) and the International American Group, and $707.9 million in cash, for 1,634,921 common shares of the Company held by Berkshire (the “Berkshire Exchange”).

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

The percentage of the noncontrolling ownership interests in OneBeacon Ltd. at September 30, 2009 was 24.6%.

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

Recently Adopted Changes in Accounting Principles

Accounting Standards Codification

On June 29, 2009, the FASB issued Statement of Financial Accounting Standards (“FAS”) 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“FAS 168”), which establishes the FASB Accounting Standards Codification (“Codification” or Accounting Standards Codification (“ASC”)) as the source of authoritative accounting principles to be applied in the preparation of financial statements in conformity with GAAP. FAS 168 (ASC 105-10) is effective for interim and annual periods ending after September 15, 2009. All existing non-SEC accounting and reporting standards were superseded by the Codification. White Mountains adopted the Codification for the interim period ending September 30, 2009. Adoption did not have any effect on the Company’s accounting policies or financial statement presentation. However, because the Codification changes the basis for reference to authoritative GAAP guidance, the Company’s footnote disclosures that reference such guidance reflect references to the codification. New accounting guidance is now issued by the FASB in the form of Accounting Standard Updates (“ASUs”). New guidance that became effective in 2009 prior to the adoption of Codification has been described below using the original FASB Statement reference with a parenthetical reference to the principal Codification section into which the Statement has been incorporated.

Subsequent Events

On May 28, 2009, the FASB issued FAS No. 165, Subsequent Events (“FAS 165”). FAS 165 (included in ASC 855-10) defines the period after the balance sheet date during which a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which a reporting entity should recognize events or transaction occurring after the balance sheet date and the disclosures required for events or transactions that occurred after the balance sheet date. Subsequent events that provide additional evidence about conditions that existed at the balance sheet date are to be recognized in the financial statements. Subsequent events that are conditions that arose after the balance sheet date but prior to the issuance of the financial statements are not recognized in the financial statements, but should be disclosed if failure to do so would render the financial statements misleading. FAS 165 requires disclosure of the date through which subsequent events have been evaluated. For subsequent events not recognized, disclosures should include a description of the nature of the event and either an estimate of its financial effect or a statement that such an estimate cannot be made. White Mountains adopted FAS 165 effective June 30, 2009. Adoption did not affect the recognition or disclosure of subsequent events. White Mountains evaluates subsequent events up to the date it files its Form 10-Q with the Securities and Exchange Commission for its financial statements.  For the period ended September 30, 2009, this date was October 30, 2009.

Other-Than-Temporary Impairments

On June 30, 2009, White Mountains adopted FASB Staff Position (“FSP”) FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (included in ASC 320-10), which amends the guidance for other-than temporary impairments for debt securities classified as held-to-maturity (“HTM”) or available-for-sale (“AFS”). FSP FAS 115-2 and FAS 124-2 requires that, when evaluating whether an impairment of a debt security is other than temporary, the reporting entity is to assess whether it has the intent the sell the security or if it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. In addition, if the present value of cash flows expected to be collected is less than the amortized cost of the security, a credit loss is deemed to exist and the security is considered to be impaired. The portion of the impairment loss related to a credit loss is to be recognized in earnings. The portion of the impairment loss related to factors other than credit loss is recognized as an unrealized loss.

White Mountains has made the fair value election for its investments in debt securities and, accordingly, all changes in the fair value of its debt securities are recognized in earnings regardless of whether such changes in fair value represent a temporary or other than temporary decline in value. As a result, adoption of FSP FAS 115-2 and FAS 124-2 did not impact White Mountains’ method of accounting for its portfolio of investment securities. However, White Mountains’ investment in Symetra is accounted for under the equity method. Symetra adopted FSP FAS 115-2 and FAS 124-2 as of March 31, 2009. Upon adoption, Symetra recognized a cumulative effect adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. As a result, for the quarter ended March 31, 2009, White Mountains recorded a $3.0 million cumulative effect adjustment to retained earnings and other comprehensive income, which represents its portion of the cumulative effect adjustment recorded by Symetra.

Determining Fair Values in an Inactive Market and Distressed Transactions

On June 30, 2009, White Mountains adopted FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 (included in ASC 820-10-65) outlines factors to be considered by a reporting entity in determining whether a market for an asset or liability is active.  In circumstances where the reporting entity concludes that there has been a significant decrease in the volume of market activity for an asset or liability as compared to normal market activity, transactions or quoted prices may not reflect fair value. In such circumstances, FSP 157-4 requires analysis of the transactions or quoted prices and, where appropriate, adjustment to market inputs to estimate fair value. In addition, FSP 157-4 requires interim disclosures to include a description of the inputs and valuation techniques used to estimate fair value and a discussion of changes during the period. Adoption of FSP 157-4 did not have a material effect on the White Mountains’ financial position or results of operations.

Interim Fair Value Disclosures

On June 30, 2009, White Mountains adopted FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (included in ASC 825-10-65), which requires disclosures about fair value of financial instruments within the scope of FAS No. 107 Disclosures about Fair Value of Financial Instruments (“FAS 107”) (included in ASC 825-10-50) for interim reporting periods. White Mountains carries its financial instruments on its balance sheet at fair value with the exception of its fixed-rate, long-term indebtedness and its perpetual preference shares.  See Note 13.

Business Combinations and Noncontrolling Interests

On January 1, 2009, White Mountains adopted FAS No. 141 (Revised 2007), Business Combinations — A Replacement of FASB Statement No. 141 (“FAS 141R”) (included in ASC 805-10) and FAS No. 160, Noncontrolling Interests-an amendment to ARB 51 (“FAS 160”) (included in ASC 810-10-65).

FAS 141R requires an acquiring company to recognize the fair value of all assets acquired and liabilities assumed at their fair values at the acquisition date, with certain exceptions. This represents a basic change in approach from the cost allocation method originally described in FAS 141, Business Combinations (“FAS 141”). In addition, FAS 141R changes the accounting for “step” acquisitions since it requires recognition of all assets acquired and liabilities assumed, regardless of the acquirer’s percentage of ownership in the acquired company. This means that the acquirer will measure and recognize all of the assets, liabilities and goodwill, not just the acquirer’s share. Changes subsequent to the acquisition date in the amount of deferred tax valuation allowances and income tax uncertainties arising from a business combination are generally recognized in income.  Prior to adoption such changes were recognized through goodwill. FAS 141R applies prospectively to business combinations effective January 1, 2009. There was no effect on White Mountains’ financial position, results of operations or cash flows upon adoption.

FAS 160 requires all companies to account for noncontrolling interests (formerly referred to as “minority interests”)  in subsidiaries as equity, clearly identified and presented separately from White Mountains’ equity. Once a controlling interest has been acquired, any subsequent acquisitions or dispositions of noncontrolling interests that do not result in a change of control are accounted for as equity transactions. Assets and liabilities acquired are measured at fair value only once, at the original acquisition date, (i.e., the date at which the acquirer gained control). The recognition and measurement requirements of FAS 160 are applicable prospectively upon adoption; the presentation and disclosure requirements must be retrospectively applied. Accordingly, upon adoption of FAS 160, White Mountains changed the presentation of its financial statements for prior periods to conform to the required presentation, as follows:  noncontrolling interests are now presented on the balance sheets within equity, separate from White Mountains’ common shareholders’ equity; the portion of net income, extraordinary items and comprehensive income attributable to White Mountains’ common shareholders and the noncontrolling interests are presented separately on the consolidated statements of operations and comprehensive income; and the consolidated statements of shareholders’ equity includes a reconciliation of the noncontrolling interests at the beginning and end of each reporting period.

Derivatives Disclosures

On January 1, 2009, White Mountains adopted FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FAS 133 (“FAS 161”) (included in ASC 815-10-65-1). FAS 161 requires companies that use derivatives to provide expanded qualitative and quantitative information about their use of derivative instruments, including the objectives and strategies for using derivatives, details of credit-risk related contingent features, the amounts of derivatives used, where they have been reported in the financial statements and the effect of such instruments on a company’s financial position, results of operations and cash flows. The adoption of FAS 161 had no effect on the White Mountains’ financial position or results of operations.

Participating Securities Granted in Share-Based Payment Transactions

On January 1, 2009, White Mountains adopted FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Transactions are Participating Securities. FSP EITF 03-6-1(included in ASC 260-10-45 to 55) addresses whether instruments granted in share-based payment transactions should be considered participating securities prior to vesting. FSP EITF 03-6-1 requires that such instruments that hold unforfeitable rights to dividends or dividend equivalents, regardless of whether paid or unpaid, should be considered participating securities and accordingly should be included in the calculation of earnings per share under the two-class method instead of the treasury stock method. White Mountains issues restricted stock under employee incentive compensation plans that contain dividend participation features and that are considered participating securities.

Since adoption, White Mountains has used the two-class method to calculate earnings per share. In accordance with the adoption provisions of FSP EITF 03-6-1 all prior period earnings per share data has been adjusted retroactively to conform to the provisions of FSP EITF 03-6-1.

Recent Accounting Pronouncements

Alternative Investments

On September 30, 2009, the FASB issued ASU 2009-12, Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). Alternative investments include ownership interests in hedge funds and private equity funds, which White Mountains includes in other long-term investments. Under the ASU, the fair value of an alternative investment may be estimated based on net asset value per share (“NAV”) as reported by the investee, subject to certain requirements. The investee must calculate its NAV in accordance with the measurement principles of ASC Topic 946 (“US GAAP for Investment Companies”), meaning that the investee’s underlying investments have been measured at fair value. In addition, in circumstances where the investor intends to sell the investment for an amount that differs from the NAV, NAV may not be used to estimate fair value. The ASU also expands required disclosures, including the amount of unfunded commitments, a description of the terms and conditions upon which the investor may redeem investments, the circumstances in which an otherwise redeemable investment might not be redeemable (for instance, investment subject to a lockup period) as well as an estimate of when the restriction will lapse and, in circumstances where the investment cannot be redeemed but the investor receives distributions through the liquidation of the underlying assets, an estimate of the period of time over which the underlying assets are expected to be liquidated. The ASU is effective for interim and annual periods ending after December 15, 2009 and may be adopted early. White Mountains expects to adopt the ASU as of December 31, 2009. Adoption is not expected to have a material effect on White Mountains financial position, results of operations or cash flows.

Measuring Liabilities at Fair Value

On August 29, 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value (included in ASC 820-10). The ASU provides additional guidance for circumstances where a quoted price in an active market for an identical liability is not available. The ASU permits use of the quoted price for an identical liability when traded as an asset or quoted prices for similar liabilities when traded as an asset. The ASU also notes that valuation techniques consistent with the fair value principles of ASC 820-10 may be used, including a present value technique or market approach based on the amount that the reporting entity would pay to transfer the identical liability or would receive to enter into an identical liability at the measurement date. The guidance in the ASU is effective for the first interim reporting period beginning after issuance, which would be the reporting period ending December 31, 2009 for White Mountains.

White Mountains measures its reinsured variable annuity guarantee liabilities at fair value. There is no active market for these liabilities and, accordingly, White Mountains uses a valuation technique that incorporates actuarial and capital market assumptions related to the projected cash flows over the term of the contracts. Some of the assumptions are based on observable market data, such as those related to capital markets inputs, and some are based on inputs not readily observable, such as mortality, surrender and lapse rates. Where observable inputs are available, White Mountains uses the most current inputs available. White Mountains is in the process of evaluating the ASU and the potential effect of adoption.

Transfers of Financial Assets and Amendments to FIN 46R

On June 12, 2009, the FASB issued FAS 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“FAS 166”) and FAS 167, Amendments to FIN46(R) (“FAS 167”).  FAS 166 eliminates the concept of a qualifying special-purpose entity (“QSPE”) and, accordingly, any existing QSPE must be evaluated for consolidation upon adoption of FAS 166.  Under FAS 166, the appropriateness of de-recognition is evaluated based on whether or not the transferor has surrendered control of the transferred assets. The evaluation must consider any continuing involvement by the transferor. FAS 167 amends FIN 46R (included in ASC 810-10) to clarify the application of consolidation accounting for entities for which the controlling financial interest might not be solely indentified through voting rights.  The guidance under FAS 167 still requires a reporting entity to perform an analysis to determine if its variable interests give it a controlling financial interest (also referred to as the “primary beneficiary”) in a variable interest entity (“VIE”), defined as the entity having both of the following:  (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. In addition, a reporting entity must assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining if it has the power to direct the activities of the VIE that most significantly affect the entity’s economic performance. FAS 167 also amends FIN 46R to require ongoing reassessments of whether a reporting entity is the primary beneficiary of a VIE. The concept of a reconsideration event has been retained, but the list of reconsideration events has been changed. The list includes a change in facts and circumstances where the holders of an equity investment at risk as a group lose the power to direct the activities of the entity that most significantly affect the entity’s economic performance and  a troubled debt-restructuring, which was excluded as a reconsideration event under FIN 46R,  is now defined as a reconsideration event. Both statements expand required disclosures and are effective as of the beginning of the first annual reporting period that begins after November 15, 2009. White Mountains is in the process of evaluating FAS 166 and FAS 167 and the potential effect of adoption.

Note 2.  Loss and Loss Adjustment Expense Reserves

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activities of White Mountains’ insurance subsidiaries for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2009	2008	2009	2008
Gross beginning balance	$6,999.8	$7,946.4	$7,400.1	$8,062.1
Less beginning reinsurance recoverable on unpaid losses	(2,825.0)	(3,327.6)	(3,050.4)	(3,467.9)
Net loss and LAE reserves	4,174.8	4,618.8	4,349.7	4,594.2
Loss and LAE reserves acquired - Helicon	—	—	—	13.7
Loss and LAE incurred relating to:
Current year losses	587.5	714.2	1,698.0	1,915.9
Prior year losses	(43.4)	(16.6)	(81.8)	53.1
Total incurred losses and LAE	544.1	697.6	1,616.2	1,969.0

Accretion of fair value adjustment to loss and LAE reserves	3.5	4.3	8.6	12.6
Foreign currency translation adjustment to loss and LAE reserves	13.4	(33.1)	24.0	(8.7)
Loss and LAE paid relating to:
Current year losses	(277.1)	(249.5)	(662.9)	(668.4)
Prior year losses	(339.2)	(366.7)	(1,216.1)	(1,241.0)
Total loss and LAE payments	(616.3)	(616.2)	(1,879.0)	(1,909.4)

Net ending balance	4,119.5	4,671.4	4,119.5	4,671.4
Plus ending reinsurance recoverable on unpaid losses	2,834.1	3,265.4	2,834.1	3,265.4
Gross ending balance	$6,953.6	$7,936.8	$6,953.6	$7,936.8

Loss and LAE incurred relating to prior year losses for the three and nine months ended September 30, 2009

During the three and nine months ended September 30, 2009, White Mountains experienced $43.4 million and $81.8 million of net favorable loss reserve development.

For the three months ended September 30, 2009, OneBeacon had net favorable loss reserve development of $20.7 million that was primarily due to lower than expected severity on losses related to professional liability in specialty lines and commercial multi-peril in commercial lines.  For the nine months ended September 30, 2009, OneBeacon had net favorable loss reserve development of $53.3 million that was primarily due to lower than expected severity on losses related to professional liability in specialty lines and commercial multi-peril in commercial lines, partially offset by adverse loss reserve development primarily related to New York personal injury protection litigation at AutoOne Insurance (“AutoOne”).

For the three months ended September 30, 2009, White Mountains Re had net favorable loss reserve development of $18.0 million.  For the nine months ended September 30, 2009, White Mountains Re had net favorable loss reserve development of $22.8 million. The net favorable loss reserve development for both the three and nine months ended September 30, 2009 was primarily related to $20.0 million of  losses that White Mountains Re ceded in the third quarter of 2009 under a retrocessional reinsurance contract related to the 2001 accident year.  This favorable loss reserve development was substantially offset by $10.0 million of retroceded premiums and $7.0 million of interest charges on funds held under the contract recorded through pre-tax income.  White Mountains Re has now recorded the full limit of loss cessions available under this contract.

For the three months ended September 30, 2009, Esurance had $4.7 million of net favorable loss reserve development.  For the nine months ended September 30, 2009, Esurance had $5.7 million of net favorable loss reserve development.

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

For the three months ended September 30, 2008, OneBeacon had net favorable loss reserve development of $20.8 million that primarily related to professional liability in specialty lines and package business in commercial lines.  For the nine months ended September 30, 2008, OneBeacon had net favorable loss reserve development of $33.0 million that primarily related to professional liability in specialty lines and package business in commercial lines, partially offset by adverse loss reserve development at AutoOne in personal lines and in run-off.

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

White Mountains recognized $3.5 million and $8.6 million of charges for the three and nine months ended September 30, 2009, and $4.3 million and $12.6 million for the three and nine months ended September 30, 2008.  As of September 30, 2009, the pre-tax un-accreted adjustment was $33.1 million.

Note 3. Third Party Reinsurance

In the normal course of business, White Mountains’ insurance and reinsurance subsidiaries may seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. White Mountains remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.

OneBeacon

At September 30, 2009, OneBeacon had $17.3 million of reinsurance recoverables on paid losses and $2,438.5 million (gross of $194.2 million in purchase accounting adjustments) that will become recoverable if claims are paid in accordance with current reserve estimates. The collectability of balances due from OneBeacon’s reinsurers is critical to OneBeacon’s financial strength because reinsurance contracts do not relieve OneBeacon of its primary obligation to its policyholders. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. Uncollectible amounts have historically not been significant.

The following table provides a listing of OneBeacon’s top reinsurers, excluding industry pools and associations, based upon recoverable amounts, the percentage of total paid and unpaid reinsurance recoverables and the reinsurer’s A.M Best Company, Inc. (“A.M. Best”) rating.

Top Reinsurers (Millions)	Balance at September 30, 2009	% of Total	A.M. Best Rating(1)
National Indemnity Company and General Reinsurance Corporation (2)	$1,878.3	76%	A++
Tokio Marine and Nichido Fire (3)	76.6	3%	A++
Munich Reinsurance America	40.1	2%	A+
QBE Insurance Corporation	38.4	2%	A
Swiss Re Group	19.4	1%	A

(1) A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen ratings), “A+” (Superior, which is the second highest of fifteen ratings), and “A” (Excellent, which is the third highest of fifteen ratings).

(2) Includes $320.2 of Third Party Recoverables (as defined below), which NICO (as defined below) would pay under the terms of the NICO Cover (as defined below) if they are unable to collect from third party reinsurers. OneBeacon also has an additional $152.3 of Third Party Recoverables from various reinsurers, the majority of which are rated “A” or better by A.M. Best.

(3) Includes $41.6 of reinsurance recoverables from various third party reinsurers that are guaranteed by Tokio Marine and Nichido Fire under the terms of a 100% quota share reinsurance agreement between Houston General Insurance Company and Tokio Marine and Nichido Fire.

In connection with the OneBeacon Acquisition, the seller caused OneBeacon to purchase two reinsurance contracts: a full risk-transfer cover from National Indemnity Company (“NICO”) for up to $2.5 billion in old A&E claims and certain other exposures (the “NICO Cover”) and an adverse loss reserve development cover (the “GRC Cover”) from General Reinsurance Corporation (“GRC”) for up to $570.0 million, comprised of $400.0 million of adverse loss reserve development on losses occurring in years 2000 and prior and $170.0 million of reserves ceded as of the date of the OneBeacon Acquisition. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for under GAAP as a seller guarantee. NICO and GRC are wholly-owned subsidiaries of Berkshire.

Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables (“Third Party Recoverables”) from certain of OneBeacon’s third party reinsurers in existence at the time the NICO Cover was executed. As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. White Mountains estimates that on an incurred basis, net of Third Party Recoverables, as of September 30, 2009 it has used approximately $2.2 billion of the coverage provided by NICO.  Through September 30, 2009 $1.2 billion of these incurred losses have been paid by NICO. Since entering into the NICO Cover, $54.7 million of the $2.2 billion of utilized coverage from NICO related to uncollectible Third Party Recoverables. To the extent that actual experience differs from White Mountains’ estimate of ultimate A&E losses and Third Party Recoverables, future losses could utilize some or all of the protection remaining under the NICO Cover.

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

OneBeacon entered into a 30% homeowners quota share agreement with a group of reinsurers effective from January 1, 2009 through December 31, 2009. During the three and nine months ended September 30, 2009, OneBeacon ceded $16.5 million and $46.5 million, respectively, of written premiums from its Northeast homeowners business written through OneBeacon Insurance Company (“OBIC”) and its subsidiary companies, along with Adirondack Insurance Exchange and New Jersey Skylands Insurance Association in New York and New Jersey, respectively.

White Mountains Re

At September 30, 2009, White Mountains Re had $22.7 million of reinsurance recoverables on paid losses and $585.1 million of reinsurance that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve White Mountains Re of its obligation to its ceding companies, the collectability of balances due from its reinsurers is critical to White Mountains Re’s financial strength. White Mountains Re monitors the financial strength of its reinsurers on an ongoing basis. The following table provides a listing of White Mountains Re’s top reinsurers based upon recoverable amounts, the percentage of total paid and unpaid reinsurance recoverables and the reinsurers’ A.M. Best ratings.

Top Reinsurers (Millions)	Balance at September 30, 2009	% of Total	A.M. Best Rating (2)	% Collateralized
Imagine Re (1)	$125.5	21%	NR-5	100%
Olympus (1)(3)	86.8	14%	NR-5	100%
London Life (1)	77.8	13%	A	100%
General Re	46.3	8%	A++	4%
Swiss Re Group	43.5	7%	A	5%

(1) Non-U.S. insurance entities. Balances are fully collateralized through funds held, letters of credit or trust agreements.

(2) A.M. Best ratings as detailed above are: “NR-5” (Not formally followed), “A++” (Superior, which is the highest of fifteen ratings), and “A” (Excellent, which is the third highest of fifteen ratings).

(3) Gross of $30.0 due to Olympus Reinsurance Company Ltd. (“Olympus”) under an indemnity agreement with WMRe America.

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

White Mountains has invested in mortgage-backed and asset-backed securities which are carried at fair value within fixed maturity investments.  White Mountains’ investments in debt securities, including asset-backed securities are generally valued using industry standard pricing models. Key inputs, which are selected by management using its best judgment principally include benchmark yields, benchmark securities, reported trades, issuer spreads, bids, offers, credit ratings and prepayment speeds. Income on mortgage-backed and asset-backed securities is recognized using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the estimated economic life is recalculated and the remaining unamortized premium or discount is amortized prospectively over the remaining economic life. At September 30, 2009, the market for White Mountains’ investments in asset-backed securities remained active and accordingly, White Mountains did not adjust the fair value estimates for the effect of illiquidity.

Realized gains and losses resulting from sales of investment securities are accounted for using the first-in first-out method.  Premiums and discounts on all fixed maturity investments are accreted to income over the anticipated life of the investment.  Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized cost, which approximated fair value as of September 30, 2009 and December 31, 2008.

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

During 2009, OneBeacon and White Mountains Re exited their securities lending programs.  As of September 30, 2009, all loaned securities under the OneBeacon program had been returned except for two illiquid instruments for which OneBeacon holds $1.7 million in collateral.  As of September 30, 2009, all loaned securities under the White Mountains Re program had been returned and all collateral returned to borrowers.

White Mountains recorded net realized and unrealized investment gains (losses) of $(0.5) million and $8.0 million for the three and nine months ended September 30, 2009 associated with its securities lending programs.

Pre-tax net investment income for the three and nine months ended September 30, 2009 and 2008 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2009	2008	2009	2008
Investment income:
Fixed maturity investments	$70.4	$90.6	$201.5	$275.2
Short-term investments	1.3	9.9	5.0	34.7
Common equity securities	.3	6.9	3.1	25.2
Other long-term investments	3.7	2.4	3.7	6.2
Convertible fixed maturity investments	2.4	2.0	6.1	5.8
Interest on funds held under reinsurance treaties	(9.3)	(.9)	(7.0)	(.1)
Total investment income	68.8	110.9	212.4	347.0
Less investment expenses	(2.6)	(5.2)	(7.9)	(12.8)
Net investment income, pre-tax	$66.2	$105.7	$204.5	$334.2

Net realized and unrealized investment gains and losses

White Mountains recognized $170.7 million and $362.3 million of net realized and unrealized investment gains for the three and nine months ended September 30, 2009 and $429.7 million and $627.0 million of net realized and unrealized investment losses for the three and nine months ended September 30, 2008.

Net realized investment gains (losses)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2009	2008	2009	2008
Fixed maturity investments	$12.3	$(75.1)	$(17.1)	$(105.6)
Short-term investments	—	—	.2	—
Common equity securities	—	(38.4)	(46.5)	(19.6)
Other long-term investments	20.9	(10.3)	(.6)	(14.1)
Convertible fixed maturity investments	1.4	(5.2)	3.6	(7.6)
Net realized investment gains (losses), pre-tax	$34.6	$(129.0)	$(60.4)	$(146.9)

For the three and nine months ended September 30, 2009, White Mountains recognized $27.7 million and $(38.3) million of after-tax realized gains (losses).  During the three and nine months ended September 30, 2008, White Mountains recognized after-tax realized losses of $92.1 million and $101.1 million.

Net unrealized investment gains (losses)

The following table summarizes changes in the carrying value of investments measured at fair value:

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
Millions	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings
Fixed maturities	$152.7	$(58.3)	$94.4	$383.7	$(75.7)	$308.0
Common equity securities	22.3	(8.5)	13.8	46.5	(9.7)	36.8
Short-term investments	.1	.3	.4	(.2)	1.3	1.1
Convertible fixed maturity investments	33.0	—	33.0	43.4	—	43.4
Other long-term investments	(.2)	(5.3)	(5.5)	39.4	(6.0)	33.4
Net unrealized investment (losses) gains, pre-tax	$207.9	$(71.8)	$136.1	$512.8	$(90.1)	$422.7

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
Millions	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings
Fixed maturities	$(50.1)	$79.1	$29.0	$(128.7)	$63.9	$(64.8)
Common equity securities	(231.4)	(4.2)	(235.6)	(301.6)	(5.1)	(306.7)
Short-term investments	(.1)	(.8)	(.9)	(.1)	.7	.6
Convertible fixed maturity investments	(8.8)	—	(8.8)	(27.9)	—	(27.9)
Other long-term investments	(85.0)	.6	(84.4)	(81.5)	.2	(81.3)
Net unrealized investment (losses) gains, pre-tax	$(375.4)	$74.7	$(300.7)	$(539.8)	$59.7	$(480.1)

White Mountains recognized after-tax unrealized gains (losses) of $90.4 million and $280.8 million for the three and nine months ended September 30, 2009 and $(200.3) million and $(334.0) million for the three and nine months ended September 30, 2008.

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains’ fixed maturity investments as of September 30, 2009 and December 31, 2008, were as follows:

	September 30, 2009
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains(losses)	Carrying value
U.S. Government obligations	$693.0	$21.0	$(.1)	$(.7)	$713.2
Debt securities issued by industrial corporations	2,251.7	156.9	(11.8)	(35.2)	2,361.6
Municipal obligations	4.7	.2	—	—	4.9
Mortgage-backed and asset-backed securities	1,805.9	36.2	(43.9)	(.2)	1,798.0
Foreign government, agency and provincial obligations	939.3	28.0	(.7)	13.3	979.9
Preferred stocks	73.7	5.3	(.4)	—	78.6
Total fixed maturity investments	$5,768.3	$247.6	$(56.9)	$(22.8)	$5,936.2

	December 31, 2008
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains(losses)	Carrying value
U.S. Government obligations	$785.3	$24.4	$(14.3)	$3.5	$798.9
Debt securities issued by industrial corporations	1,746.9	25.0	(112.2)	(12.4)	1,647.3
Municipal obligations	7.4	.3	(.1)	—	7.6
Mortgage-backed and asset-backed securities	2,321.1	21.2	(138.4)	37.3	2,241.2
Foreign government, agency and provincial obligations	696.6	28.3	(8.0)	14.2	731.1
Preferred stocks	74.2	.1	(19.9)	—	54.4
Total fixed maturity investments	$5,631.5	$99.3	$(292.9)	$42.6	$5,480.5

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains’ common equity securities, convertible fixed maturities, and other long-term investments as of September 30, 2009 and December 31, 2008, were as follows:

	September 30, 2009
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains(losses)	Carrying value
Common equity securities	$276.5	$28.3	$(8.6)	$11.4	$307.6
Convertible fixed maturities	$301.7	$26.3	$(1.3)	$—	$326.7
Other long-term investments	$373.9	$46.1	$(42.5)	$—	$377.5

	December 31, 2008
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains(losses)	Carrying value
Common equity securities	$558.4	$18.0	$(44.9)	$21.2	$552.7
Convertible fixed maturities	$327.3	$3.2	$(21.7)	$—	$308.8
Other long-term investments	$431.2	$44.2	$(65.2)	$6.0	$416.2

Fair value measurements at September 30, 2009

White Mountains adopted FAS 157 (included in ASC 820-10) on January 1, 2008. FAS 157 established a hierarchy of fair value measurements based upon the nature of the inputs as follows:

Level 1 – Valuations based on quoted prices in active markets for identical assets;

Level 2 – Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar, but not identical instruments;

Level 3 – Valuations based on unobservable inputs.

White Mountains uses observable inputs for the vast majority of its investment portfolio. Fair value measurements for securities for which quoted prices are unavailable are estimated based upon reference to observable inputs such as benchmark interest rates, matrix pricing, market comparables, broker quotes and other relevant inputs. In circumstances where quoted prices or observable inputs are adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the fair value hierarchy. Other long-term investments, which comprises limited partnerships and limited liability corporations, such as hedge funds and private equity funds for which the FAS 159 (included in ASC 825-10) fair value option has been elected are carried at fair value based upon White Mountains’ proportionate interest in the underlying partnership’s or fund’s net asset value, which is deemed to approximate fair value.  The fair value of White Mountains’ investments in hedge funds and private equity funds has been estimated using net asset value because it reflects the fair value of the funds’ underlying investments. White Mountains employs a number of procedures to assess the reasonableness of the fair value measurements for its other long-term investments, including obtaining and reviewing each fund’s audited financial statements and discussing each fund’s pricing with the fund’s manager. However, since the fund managers do not provide sufficient information to evaluate the pricing inputs and methods for each underlying investment, the inputs are considered to be unobservable. Accordingly, the fair values of White Mountains’ investments in hedge funds and private equity funds have been classified as Level 3. In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using currently market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund’s net asset value. In circumstances where White Mountains’ portion of a fund’s net asset value is deemed to differ from fair value due to illiquidity or other factors associated with White Mountains’ investment in the fund,  the net asset value is adjusted accordingly.  At September 30, 2009 and December 31, 2008, White Mountains did not record an adjustment to the net asset value related to its investments in hedge funds or private equity funds.

The following tables summarize White Mountains’ fair value measurements for investments at September 30, 2009 and December 31, 2008, by level.  The fair value measurements for derivative assets associated with White Mountains’ variable annuity business are presented in Note 8.

	September 30, 2009
Millions	Fair value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
US Government obligations	$713.2	$639.2	$73.1	$.9
Debt securities issued by industrial corporations	2,361.6	—	2,340.9	20.7
Municipal obligations	4.9	—	4.9	—
Mortgage-backed and asset-backed securities	1,798.0	—	1,713.9	84.1
Foreign government, agency and provincial obligations	979.9	110.3	869.6	—
Preferred stocks	78.6	—	4.2	74.4
Fixed maturities	5,936.2	749.5	5,006.6	180.1
Common equity securities	307.6	134.0	50.3	123.3
Convertible fixed maturity investments	326.7	—	326.7	—
Short-term investments	2,336.6	2,318.1	18.5	—
Other long-term investments (1)	363.7	—	—	363.7
Total investments	$9,270.8	$3,201.6	$5,402.1	$667.1

(1) The fair value of other long-term investments excludes carrying value of $13.8 associated with other long-term investment limited partnerships accounted for using the equity method.

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

In addition to the investment portfolio described above, White Mountains has $48.5 million and $41.8 million of liabilities recorded at fair value and included in other liabilities as of September 30, 2009 and December 31, 2008.  These liabilities relate to securities that have been sold short by limited partnerships that White Mountains invests in and is required to consolidate under GAAP.  All of the liabilities included have been deemed to have a Level 1 designation.

The following table summarizes the changes in White Mountains’ Level 3 fair value measurements for the three and nine months ended September 30, 2009:

Millions	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other long- term investments	Total
Balance at January 1, 2009	$156.4	$113.3	$—	$401.2	$670.9
Total realized and unrealized losses	(3.6)	(3.6)	—	(44.3)	(51.5)
Purchases	22.2	—	.7	45.5	68.4
Sales	(17.1)	(.4)	—	(22.2)	(39.7)
Transfers in	52.1	—	—	—	52.1
Transfers out	(39.4)	—	—	—	(39.4)
Balance at March 31, 2009	170.6	109.3	.7	380.2	660.8
Total realized and unrealized gains	17.9	7.9	.1	26.9	52.8
Purchases	6.7	—	3.4	2.1	12.2
Sales	(26.1)	(.2)	(.2)	(18.3)	(44.8)
Transfers in	36.9	—	—	—	36.9
Transfers out	(50.1)	—	—	—	(50.1)
Balance at June 30, 2009	155.9	117.0	4.0	390.9	667.8
Total realized and unrealized gains	18.5	6.4	.1	11.3	36.3
Purchases	19.7	.2	.7	5.2	25.8
Sales	(15.3)	(.3)	(1.3)	(43.7)	(60.6)
Transfers in	26.1	—	—	—	26.1
Transfers out	(24.8)	—	(3.5)	—	(28.3)
Balance at September 30, 2009	$180.1	$123.3	$—	$363.7	$667.1

White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturities at March 31, June 30, and September 30, 2009 comprise securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.

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

Level 3 measurements — transfers in and out — Three-month period ended September 30, 2009

The estimated fair value of $26.1 million for three securities for which the quoted market prices provided by a third party source were deemed to be unreliable and could not be validated against an alternative third party source were valued using industry standard pricing models described above and are reflected in “Transfers in” during the quarter ended September 30, 2009. These securities are considered to be Level 3 because the measurements are not directly observable. Quoted market prices for these securities had been used at June 30, 2009 to estimate fair value, and as such these securities were categorized as Level 2 measurements at June 30, 2009. The fair value for these securities determined using the industry standard pricing model was $2.7 million less than the estimated fair value based upon quoted prices provided by a third party. During the third quarter of 2009, nine securities which had been classified as Level 3 measurements at June 30, 2009 were recategorized as Level 2 measurements when quoted market prices that were considered reliable and could be validated against an alternative source were available at September 30, 2009. These measurements comprise “Transfers out” of $(24.8) million for fixed maturities and $(3.5) million for convertible fixed maturities for the period ended September 30, 2009.

The following table summarizes the amount of total gains (losses) included in earnings attributable to unrealized investment gains (losses) for Level 3 assets for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2009	2008	2009	2008
Fixed maturities	$24.2	$(2.1)	$49.3	$(23.3)
Common equity securities	6.3	(12.3)	11.2	(16.4)
Convertible fixed maturities	—	—	.1	—
Other long-term investments	(3.5)	(83.7)	34.7	(85.7)
Total unrealized investment gains (losses) - Level 3 assets	$27.0	$(98.1)	$95.3	$(125.4)

Note 5.  Debt

Refer to the Company’s 2008 Annual Report on Form 10-K for a fuller discussion regarding White Mountains’ debt obligations as of December 31, 2008. White Mountains’ debt outstanding as of September 30, 2009 and December 31, 2008 consisted of the following:

Millions	September 30, 2009	December 31, 2008
OBH Senior Notes, at face value	$607.1	$676.0
Unamortized original issue discount	(.7)	(.9)
OBH Senior Notes, carrying value	606.4	675.1

WMRe Senior Notes, at face value	400.0	400.0
Unamortized original issue discount	(.9)	(1.0)
WMRe Senior Notes, carrying value	399.1	399.0

WTM Bank Facility	—	200.0
WTM Barclays Facility	—	—
Mortgage Note	—	40.8
Sierra Note	31.0	31.1
Atlantic Specialty Note	14.0	16.0
Total debt	$1,050.5	$1,362.0

WTM Bank Facility

On September 21, 2009 White Mountains repaid the entire $200.0 million that had been drawn on the WTM Bank Facility.

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

OBH Senior Notes

During the third quarter of 2009, OBIC purchased $21.0 million of outstanding OBH Senior Notes for $19.8 million, which resulted in a $1.0 million gain. During the second quarter of 2009, OBIC purchased $37.3 million of outstanding OBH Senior Notes for $35.2 million, which resulted in a $1.9 million gain. During the first quarter of 2009, OBH repurchased $10.6 million of outstanding OBH Senior Notes for $8.1 million, which resulted in a $2.5 million gain.

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

White Mountains’ income tax expense (benefit) for the three and nine months ended September 30, 2009 and 2008 represented an effective tax rate of 28.6% and 28.6% and (31.5)% and (32.2)%.  For the three and nine months ended September 30, 2009, White Mountains’ effective tax rates are different from the U.S. statutory rate of 35.0% primarily due to income generated in jurisdictions other than the United States.  For the three and nine months ended September 30, 2008, White Mountains’ effective tax rates are different from the U.S. statutory rate of 35.0% primarily due to income generated in jurisdictions other than the United States, withholding taxes, non-deductible dividends and accretion on the Berkshire Preferred Stock.

In arriving at the effective tax rate for the three and nine months ended September 30, 2009, White Mountains is treating the change in unrealized investment gains (losses) and realized investment gains (losses) as discrete items separate from the other components of pre-tax income (loss). Therefore, the expense (benefit) of these net gains (losses) is calculated at the statutory rate applicable to the jurisdiction in which the gains (losses) are recorded. The majority of investment assets incurring current period net gains (losses) for the three and nine months ended September 30, 2009 are in the U.S. and Sweden, and are taxed at the statutory rates of 35.0% and 26.3%. The changes in unrealized investment gains (losses) and realized investment gains (losses) are treated as discrete items due to the inability to reliably estimate these amounts for the full year.

White Mountains records a valuation allowance against deferred tax assets if it becomes more likely than not that all or a portion of a deferred tax asset will not be realized.  In determining whether or not a valuation allowance, or change therein, is warranted, White Mountains considers factors such as prior earnings history, expected future earnings, carry-back and carry-forward periods and strategies that if executed would result in the realization of a deferred tax asset. As of September 30, 2009, the net U.S. deferred tax assets were approximately $357.5 million. During the next twelve months, it is possible that certain planning strategies will no longer be sufficient to utilize the entire deferred tax asset, which could result in material changes to White Mountains’ valuation allowance on deferred tax assets and tax provision.  Utilization of the deferred tax asset is dependent on future profitability and generation of net capital gains.

White Mountains classifies all interest and penalties on unrecognized tax benefits as part of income tax expense.  With few exceptions, White Mountains is no longer subject to U.S. federal, state or non-U.S. income tax examinations for years before 2003.

In the second quarter of 2006, the Internal Revenue Service (“IRS”) commenced an examination of income tax returns for 2003 through 2004 for certain U.S. subsidiaries of OneBeacon, White Mountains Re and Esurance. On January 22, 2009, the Company received Form 4549-A (Income Tax Examination Changes) from the IRS relating to the examination of tax years 2003 and 2004.  The IRS asserted that subsidiaries of the Company owed an additional $65.7 million of tax and a total of $132.3 million including interest, withholding tax and utilization of tax credits.  The Company disagreed with the adjustments proposed by the IRS and filed a protest with the IRS Appeals Office.  On October 14, 2009, a settlement was reached, which reduced the assessment to $24.9 million of tax and approximately $53 million including interest, withholding tax and utilization of credits.  White Mountains expects to record a tax benefit of between $15 million and $17 million in the fourth quarter of 2009 from the settlement of the 2003 and 2004 tax examination.

In October 2008, the IRS commenced an examination of certain of White Mountains’ U.S. subsidiaries’ income tax returns for 2005 through 2006.  As of September 30, 2009, the IRS has not proposed any significant adjustments to taxable income as a result of the 2005 through 2006 audit.  White Mountains does not expect to receive any adjustments that would result in a material change to its financial position.

Note 7.  Weather Contracts

During the second quarter of 2009, White Mountains sold Galileo Weather Risk Management Advisors LLC for nominal consideration.  The outstanding weather derivative contracts have been retained by White Mountains. White Mountains is not writing any new weather derivative contracts and the existing contracts are being run off.  As of September 30, 2009, there were eleven in-force positions.  Four of the remaining positions will expire during 2009, six positions will expire during 2010 and the final position will expire on September 30, 2011.

For the three and nine months ended September 30, 2009, $3.5 million and $1.0 million of net losses were recognized on the weather and weather contingent derivatives portfolio.  For the three and nine months ended September 30, 2008, $0.1 million of net losses and $6.6 million of net gains were recognized on the weather derivatives portfolio.  As of September 30, 2009 and 2008, there were unamortized deferred gains of $2.4 million and $4.5 million, respectively.

The fair values of the weather risk management products are subject to change in the near-term and reflect management’s best estimate based on various factors including, but not limited to, realized and forecasted weather conditions, changes in interest or foreign currency exchange rates and other market factors. Estimating the fair value of derivative instruments that do not have quoted market prices requires management’s judgment in determining amounts that could reasonably be expected to be received from or paid to a third party to settle the contracts. Such amounts could be materially different from the amounts that might be realized in an actual transaction to settle the contract with a third party. Because of the significance of the unobservable inputs used to estimate the fair value of the weather risk contracts, the fair value measurements of the contracts are deemed to be Level 3 measurements in the fair value hierarchy.

The weather risk management contracts are summarized in the following table:

	Nine Months Ended September 30,
Millions	2009	2008
Net liability for weather derivative contracts as of January 1 (1)	$13.1	$17.9
Net consideration (paid) received during the period for new contracts	(8.3)	16.5
Net payments received (made) on contracts settled during the period	.4	(10.9)
Net increase (decrease) in fair value on settled and unsettled contracts	1.0	(6.6)
Net liability for weather derivative contracts as of September 30 (2)	$6.2	$16.9

(1)   Includes unamortized deferred gains of $5.1 and $2.9 as of January 1, 2009 and 2008.

(2)   Includes unamortized deferred gains of $2.4 and $4.5 as of September 30, 2009 and 2008.

The following table summarizes the maturity of contracts outstanding as of September 30, 2009:

Millions	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Net asset for contracts actively quoted	$—	$—	$—	$—	$—
Net liability for contracts using internal pricing models	5.4	.8	—	—	6.2
Total net liability for weather contracts outstanding	$5.4	$.8	$—	$—	$6.2	(1)

(1)    Includes $2.4 in unamortized deferred gains.

Note 8. Variable Annuity Reinsurance

White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. At September 30, 2009, the total guarantee value was approximately ¥ 242.7 billion (approximately $2.7 billion at exchange rates on that date). The collective account values of the underlying variable annuities were approximately 86% of the guarantee value at September 30, 2009.  The following table summarizes the pre-tax operating results of WM Life Re for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2009	2008	2009	2008
Fees, included in other revenues	$7.3	$6.3	$21.1	$19.3
Change in fair value of variable annuity liability, included in other revenues	(20.2)	(59.0)	61.0	(91.8)
Change in fair value of derivatives, included in other revenues	7.4	42.3	(137.4)	57.4
Foreign exchange, included in other revenues	8.8	(.2)	(2.3)	(.4)
Other investment income and gains (losses)	3.0	(.2)	2.2	(.5)
Total revenues	6.3	(10.8)	(55.4)	(16.0)
Change in fair value of variable annuity death benefit liabilities, included in other expenses	(.2)	(4.2)	7.4	(6.1)
Death benefit claims paid, included in other expenses	(.6)	—	(1.8)	—
General and administrative expenses	(1.3)	.6	(4.0)	(1.6)
Pre-tax income (loss)	$4.2	$(14.4)	$(53.8)	$(23.7)

For the nine months ended September 30, 2009 the change in the fair value of the variable annuity liability included $22.4 million recognized during the first quarter associated with change in projected surrender assumptions.

All of White Mountains’ variable annuity reinsurance liabilities ($398.5 million) were classified as Level 3 measurements at September 30, 2009. The following table summarizes the changes in White Mountains’ variable annuity reinsurance guarantee liabilities and derivative instruments for the three and nine month periods ended September 30, 2009:

	Variable Annuity	Derivative Instruments
Millions	(Liabilities) Level 3	Level 3 (1)	Level 2 (2)	Level 1 (3)	Total
Balance at January 1, 2009	$(467.1)	$198.3	$5.0	$(24.9)	$178.4
Purchases	—	8.8	—	—	8.8
Realized and unrealized gains (losses)	34.8	(15.7)	(6.4)	(31.0)	(53.1)
Transfers in (out)	—	—	—	—	—
Sales/settlements	—	—	—	11.6	11.6
Balance at March 31, 2009	(432.3)	191.4	(1.4)	(44.3)	145.7
Purchases	—	35.5	—	—	35.5
Realized and unrealized gains (losses)	54.2	(35.5)	4.4	(60.6)	(91.7)
Transfers in (out)	—	—	—	—	—
Sales/settlements	—	—	(2.2)	105.7	103.5
Balance at June 30, 2009	(378.1)	191.4	.8	.8	193.0
Purchases	—	6.3	—	—	6.3
Realized and unrealized gains (losses)	(20.4)	12.4	3.9	(8.9)	7.4
Transfers in (out)	—	—	—	—	—
Sales/settlements	—	—	(1.3)	18.9	17.6
Balance at September 30, 2009	$(398.5)	$210.1	$3.4	$10.8	$224.3

(1) Comprises OTC (as defined below) instruments.

(2) Comprises interest rate swaps. Fair value measurement based upon bid/ask pricing quotes for similar instruments that are actively traded.

(3) Comprises exchange traded equity index, foreign currency and interest rate futures. Fair value measurements based upon quoted prices for identical instruments that are actively traded.

The following summarizes realized and unrealized derivative gains (losses) recognized in other revenues for the three and nine months ended September 30, 2009 and 2008 and the carrying values at September 30, 2009 and December 31, 2008, by type of instrument:

	Three Months Ended		Nine Months Ended		Carrying Value
	September 30,		September 30.		September 30,	December 31,
Type of Instrument (Millions)	2009	2008	2009	2008	2009	2008
Fixed income/Interest rate	$(10.8)	$.2	$(10.4)	$2.2	$(2.5)	$(4.3)
Foreign exchange	48.3	15.9	(44.4)	11.0	126.2	60.2
Equity	(30.1)	26.2	(82.6)	44.2	100.6	122.5
Total	$7.4	$42.3	$(137.4)	$57.4	$224.3	$178.4

WM Life Re enters into both over-the-counter (“OTC”) and exchange traded derivative instruments to economically hedge the liability from the variable annuity benefit guarantee.  In the case of OTC derivatives, WM Life Re has exposure to credit risk for amounts that are uncollateralized by counterparties. WM Life Re’s internal risk management guidelines establish net counterparty exposure thresholds that take into account over-the-counter counterparties’ credit ratings. WM Life Re has entered into master netting agreements with certain of its counterparties whereby the collateral provided (held) is calculated on a net basis.  The following summarizes collateral provided to WM Life Re from counterparties:

Millions	September 30, 2009	December 31, 2008
Short term investments	$13.5	$10.6
Fixed maturity securities	—	53.7
Total	$13.5	$64.3

Collateral held by or provided by WM Life Re in the form of fixed maturity securities comprise U.S. Treasury securities, which are recorded at fair value. Collateral in the form of short-term investments consists of money-market instruments, carried at amortized cost, which approximates fair value.  The following summarizes the value, collateral held and net exposure on OTC derivative instruments recorded within other assets:

Millions	September 30, 2009	December 31, 2008
OTC derivative instruments(1)	$222.0	$209.1
Collateral posted	5.9	—
Collateral held	(13.5)	(64.3)
Net exposure on fair value of OTC instruments	$214.4	$144.8

(1)              Value of OTC derivative instruments excludes adjustments for counterparty credit risk of $8.5 included in fair value under GAAP.

The following table summarizes uncollateralized amounts due under WM Life Re’s OTC derivative contracts:

Counterparty (Millions)	Uncollateralized balance as of September 30, 2009	S&P Rating(1)
Bank of America (3)	$50.3	A
Royal Bank of Scotland	59.7	A
Barclays	41.0	A+
Citigroup (3)	48.2	A
Other	15.2	(2)
Total	$214.4

(1) S&P ratings as detailed above are: “AA” (which is the third highest of twenty-one creditworthiness ratings), “A+” (which is the fifth highest of twenty-one creditworthiness ratings), and “A” (which is the sixth highest of twenty-one creditworthiness ratings).

(2) The S&P ratings of the counterparties included in “Other” were “A+” (65%) and “AA” (35%).

(3) Collateral provided (held) calculated under master netting arrangement.

The OTC derivative contracts are subject to restrictions on liquidation of the instruments and distribution of proceeds under collateral agreements.  In addition to the OTC contracts, WM Life Re held cash and short-term investments posted as collateral to its reinsurance counterparties as follows:

Millions	September 30, 2009	December 31, 2008
Cash	$102.7	$225.7
Short-term investments	45.0	30.3
Total	$147.7	$256.0

Note 9. Earnings (Loss) Per Share

Basic earnings (loss) per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares which are considered participating securities.  Diluted earnings (loss) per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.  The following table outlines the Company’s computation of earnings (loss) per share for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic earnings (loss) per share numerators (in millions):
Net income (loss) attributable to White Mountains’ common shareholders before extraordinary item	$159.6	$(276.7)	$370.2	$(346.9)
Extraordinary item –excess of fair value of acquired net assets over cost	—	—	—	4.2
Net income (loss) attributable to White Mountains’ common shareholders	159.6	(276.7)	370.2	(342.7)
Dividends declared and paid	—	—	(8.9)	(42.3)
Undistributed earnings (loss)	$159.6	$(276.7)	$361.3	$(385.0)
Diluted earnings (loss) per share numerators (in millions):
Net income (loss) attributable to White Mountains’ common shareholders before extraordinary item	$159.6	$(276.7)	$370.2	$(346.9)
Extraordinary item – excess of fair value of acquired net assets over cost	—	—	—	4.2
Net income (loss) attributable to White Mountains’ common shareholders	159.6	(276.7)	370.2	(342.7)
Dividends declared and paid	—	—	(8.9)	(42.3)
Undistributed earnings (loss)	$159.6	$(276.7)	$361.3	$(385.0)
Basic earnings (loss) per share denominators (in thousands):
Average common shares outstanding during the period	8,769	10,517	8,768	10,484
Average unvested restricted shares (1)	89	53	79	52
Basic earnings (loss) per share denominator	8,858	10,570	8,847	10,536
Diluted earnings (loss) per share denominator (in thousands):
Average common shares outstanding during the period	8,769	10,517	8,768	10,484
Average unvested restricted shares (1)	89	53	79	52
Average outstanding dilutive options to acquire common shares (2)	1	—	1	—
Diluted earnings (loss) per share denominator	8,859	10,570	8,848	10,536
Basic earnings (loss) per share (in dollars):
Net income (loss) attributable to White Mountains’ common shareholders before extraordinary item	$18.02	$(26.19)	$41.85	$(32.94)
Extraordinary item - excess of fair value of acquired assets over cost	—	—	—	.41
Net income (loss) attributable to White Mountains’ common shareholders	18.02	(26.19)	41.85	(32.53)
Dividends declared and paid	—	—	(1.00)	(4.00)
Undistributed earnings (loss)	$18.02	$(26.19)	$40.85	$(36.53)
Diluted earnings (loss) per share (in dollars)
Net income (loss) attributable to White Mountains’ common shareholders before extraordinary item	$18.02	$(26.19)	$41.84	$(32.94)
Extraordinary item - excess of fair value of acquired assets over cost	—	—	—	.41
Net income (loss) attributable to White Mountains’ common shareholders	18.02	(26.19)	41.84	(32.53)
Dividends declared and paid	—	—	(1.00)	(4.00)
Undistributed earnings (loss)	$18.02	$(26.19)	$40.84	$(36.53)

(1) Restricted shares outstanding vest either in equal annual installments, upon a stated date or upon the occurrence of a specified event (see Note 12).

(2) The diluted earnings per share denominator for the three and nine months ended September 30, 2009 includes 6,000 common shares issuable upon exercise of incentive options at an average stock price of $184.36 and $181.69 per common share. The diluted (loss) per share denominator for the three and nine months ended September 30, 2008 does not include 7,800 common shares issuable upon exercise of incentive options as they are anti-dilutive to the calculation (see Note 12).

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

		White		Other
Millions	OneBeacon	Mountains Re	Esurance	Operations	Total
Three months ended September 30, 2009
Earned insurance and reinsurance premiums	$492.8	$213.4	$195.8	$—	$902.0
Net investment income	34.4	22.0	6.2	3.6	66.2
Net realized and unrealized investment gains	117.6	27.0	12.9	13.2	170.7
Other revenue - foreign currency translation gains	—	23.2	—	—	23.2
Other revenue	5.7	10.0	13.4	11.5	40.6
Total revenues	650.5	295.6	228.3	28.3	1,202.7
Losses and LAE	298.2	104.3	141.6	—	544.1
Insurance and reinsurance acquisition expenses	101.4	40.9	39.6	—	181.9
Other underwriting expenses	79.4	23.9	19.4	—	122.7
General and administrative expenses	6.9	18.6	8.6	36.8	70.9
Amortization of AFI purchase accounting adjustments	—	—	4.2	—	4.2
Accretion of fair value adjustment to loss and LAE reserves	1.4	2.1	—	—	3.5
Interest expense on debt	9.1	6.6	—	1.4	17.1
Total expenses	496.4	196.4	213.4	38.2	944.4
Pre-tax income (loss)	$154.1	$99.2	$14.9	$(9.9)	$258.3

		White		Other
Millions	OneBeacon	Mountains Re	Esurance	Operations	Total
Three months ended September 30, 2008
Earned insurance and reinsurance premiums	$471.2	$255.3	$209.2	$—	$935.7
Net investment income	43.1	44.0	8.7	9.9	105.7
Net realized and unrealized investment losses	(355.9)	(42.2)	(15.7)	(15.9)	(429.7)
Other revenue - foreign currency translation loss	—	(43.9)	—	—	(43.9)
Other revenue	4.4	15.3	12.5	18.0	50.2
Total revenues	162.8	228.5	214.7	12.0	618.0
Losses and LAE	303.4	241.7	152.4	.1	697.6
Insurance and reinsurance acquisition expenses	92.6	56.9	41.0	—	190.5
Other underwriting expenses	74.3	24.6	20.9	.6	120.4
General and administrative expenses	7.1	16.8	11.7	25.2	60.8
Amortization of AFI purchase accounting adjustments	—	—	5.9	—	5.9
Accretion of fair value adjustment to loss and LAE reserves	3.0	1.3	—	—	4.3
Interest expense on debt	11.0	6.9	.1	2.4	20.4
Total expenses	491.4	348.2	232.0	28.3	1,099.9
Pre-tax loss	$(328.6)	$(119.7)	$(17.3)	$(16.3)	$(481.9)

		White		Other
Millions	OneBeacon	Mountains Re	Esurance	Operations	Total
Nine months ended September 30, 2009
Earned insurance and reinsurance premiums	$1,470.8	$651.5	$589.4	$—	$2,711.7
Net investment income	92.4	82.8	18.5	10.8	204.5
Net realized and unrealized investment gains	239.1	72.7	34.7	15.8	362.3
Other revenue - foreign currency translation gain	—	54.6	—	—	54.6
Other revenue	16.2	30.2	40.0	(31.4)	55.0
Total revenues	1,818.5	891.8	682.6	(4.8)	3,388.1
Losses and LAE	861.9	327.9	426.4	—	1,616.2
Insurance and reinsurance acquisition expenses	294.3	131.5	118.1	—	543.9
Other underwriting expenses	236.4	74.2	56.2	—	366.8
General and administrative expenses	18.9	52.0	26.2	76.9	174.0
Amortization of AFI purchase accounting adjustments	—	—	13.8	—	13.8
Accretion of fair value adjustment to loss and LAE reserves	4.1	4.5	—	—	8.6
Interest expense on debt	30.1	19.7	—	4.5	54.3
Total expenses	1,445.7	609.8	640.7	81.4	2,777.6
Pre-tax income (loss)	$372.8	$282.0	$41.9	$(86.2)	$610.5

		White		Other
Millions	OneBeacon	Mountains Re	Esurance	Operations	Total
Nine months ended September 30, 2008
Earned insurance and reinsurance premiums	$1,390.3	$769.0	$627.2	$—	$2,786.5
Net investment income	137.8	141.9	25.1	29.4	334.2
Net realized and unrealized investment losses	(413.9)	(153.4)	(28.0)	(31.7)	(627.0)
Other revenue - foreign currency translation loss	—	(29.8)	—	—	(29.8)
Other revenue	10.6	16.0	28.3	76.3	131.2
Total revenues	1,124.8	743.7	652.6	74.0	2,595.1
Losses and LAE	878.7	611.4	479.5	(.6)	1,969.0
Insurance and reinsurance acquisition expenses	261.6	163.7	130.7	—	556.0
Other underwriting expenses	223.6	80.6	58.5	1.9	364.6
General and administrative expenses	14.5	25.8	22.4	106.5	169.2
Amortization of AFI purchase accounting adjustments	—	—	10.6	—	10.6
Accretion of fair value adjustment to loss and LAE reserves	9.0	3.6	—	—	12.6
Interest expense on debt	33.9	20.8	.5	6.3	61.5
Interest expense - dividends on preferred stock	11.8	—	—	—	11.8
Interest expense - accretion on preferred stock	21.6	—	—	—	21.6
Total expenses	1,454.7	905.9	702.2	114.1	3,176.9
Pre-tax loss	$(329.9)	$(162.2)	$(49.6)	$(40.1)	$(581.8)

Note 11. Investments in Unconsolidated Affiliates

White Mountains’ investments in unconsolidated affiliates represent investments in other companies in which White Mountains has a significant voting and economic interest but does not control the entity.

Symetra

At September 30, 2009, White Mountains owned 24% of the common shares of Symetra on a fully converted basis, consisting of 17.4 million common shares and warrants to acquire an additional 9.5 million common shares. White Mountains accounts for its investment in common shares of Symetra using the equity method of accounting and accounts for its Symetra warrants as derivatives recording the warrants at fair value with changes in fair value recognized through the income statement as a realized investment gain or loss. Symetra’s warrants are not publicly traded. Accordingly, the fair value measurement of the warrants is based on unobservable inputs and is classified as a Level 3 measurement.

The following table summarizes amounts recorded by White Mountains relating to its investment in Symetra:

	2009			2008
	Common			Common
Millions	Shares	Warrants	Total	Shares	Warrants	Total
Carrying value of investment in Symetra as of January 1	$54.0	$27.3	$81.3	$241.3	$77.3	$318.6
Equity in earnings of Symetra (1)	1.3	—	1.3	.7	—	.7
Net unrealized losses from Symetra’s fixed maturity portfolio	(18.0)	—	(18.0)	(20.7)	—	(20.7)
Increase (Decrease) in value of warrants	—	.4	.4	—	(4.3)	(4.3)
Carrying value of investment in Symetra as of March 31 (2)	37.3	27.7	65.0	221.3	73.0	294.3
Equity in earnings of Symetra (1)	8.3	—	8.3	5.3	—	5.3
Net unrealized gains (losses) from Symetra’s fixed maturity portfolio	97.9	—	97.9	(39.0)	—	(39.0)
Increase (Decrease) in value of warrants	—	3.1	3.1	—	(7.0)	(7.0)
Carrying value of investment in Symetra as of June 30 (3)	143.5	30.8	174.3	187.6	66.0	253.6
Equity in earnings of Symetra (1)	8.2	—	8.2	.2	—	.2
Net unrealized gains (losses) from Symetra’s fixed maturity portfolio	126.3	—	126.3	(81.4)	—	(81.4)
Increase (Decrease) in value of warrants	—	11.3	11.3	—	(13.3)	(13.3)
Carrying value of investment in Symetra as of Sept 30 (4)	$278.0	$42.1	$320.1	$106.4	$52.7	$159.1

(1) Equity in earnings is net of tax of $0.

(2) Includes White Mountains’ equity in net unrealized losses from Symetra’s fixed maturity portfolio of $218.3 and $26.3 as of March 31, 2009 and 2008.

(3) Includes White Mountains’ equity in net unrealized losses from Symetra’s fixed maturity portfolio of $120.4 and $65.3 as of June 30, 2009 and 2008.

(4) Includes White Mountains’ equity in net unrealized gains (losses) from Symetra’s fixed maturity portfolio of $5.9 and $(146.7) as of September 30, 2009 and 2008.

In October 2009, Symetra filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering. The offering will consist of primary shares to be sold by Symetra and secondary shares to be sold by some of its existing stockholders.

Pentelia

White Mountains acquired a 33% equity interest in Pentelia Capital Management (“PCM”) for $1.6 million in April 2007. This investment is accounted for under the equity method. White Mountains investment in PCM as of September 30, 2009 was $1.6 million.

Delos

White Mountains owns approximately 18% of Delos and accounts for its investment in Delos under the equity method. For the three months ended September 30, 2009, White Mountains recorded $0.2 million of pre-tax equity in earnings and had essentially flat pre-tax equity in earnings for the nine months ended September 30, 2009.  For the three and nine months ended September 30, 2009 White Mountains had $1.1 million and $0.3 million of pre-tax equity in unrealized investment gains from its investment in Delos. White Mountains’ investment in Delos at September 30, 2009 totaled $34.3 million.

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

Share-Based Compensation Based on White Mountains Common Shares

WTM Performance Shares

Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Performance share awards vest, subject to the attainment of performance goals, at the end of a three-year period and are valued based on the market value of common shares at the time awards are paid.  The following table summarizes performance share activity for the three and nine months ended September 30, 2009 and 2008 for WTM performance shares granted under the WTM Incentive Plan and phantom WTM performance shares granted under subsidiary plans (“WTM Phantom Share Plans”):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	178,984	$2.9	163,643	$36.5	164,179	$4.4	146,742	$47.3
Payments and deferrals (1)	—	—	—	—	(51,960)	—	(43,608)	(15.5)
New awards	—	—	—	—	71,170	—	61,998	—
Forfeitures and cancellations	—	—	—	—	(4,405)	—	(1,489)	.1
Expense recognized	—	5.7	—	(5.4)	—	4.2	—	(.8)
Ending September 30,	178,984	$8.6	163,643	$31.1	178,984	$8.6	163,643	$31.1

(1) There were no payments made in 2009 for the 2006-2008 performance cycle.  WTM performance share payments in 2008 for the 2005-2007 performance cycle ranged from 64% to 101% of target. Amounts include deposits of payout amounts into White Mountains’ deferred compensation plan at the election of participants.

If 100% of the outstanding WTM performance shares had been vested on September 30, 2009, the total additional compensation cost to be recognized would have been $25.7 million, based on current accrual factors (common share price and payout assumptions).

For the 2005-2007 performance cycle, the Company issued common shares for 1,700 performance shares earned and all other performance shares earned were settled in cash or by deferral into certain non-qualified deferred compensation plans of the Company or its subsidiaries.

Performance shares granted under the WTM Incentive Plan

The following table summarizes performance shares outstanding and accrued expense for performance shares awarded under the Incentive Plan at September 30, 2009 for each performance cycle:

	Target WTM
	Performance
	Shares	Accrued
Millions, except share amounts	Outstanding	Expense
Performance cycle:
2007 – 2009	44,897	$—
2008 – 2010	52,102	—
2009 – 2011	62,155	7.7
Sub-total	159,154	7.7
Assumed forfeitures	(3,979)	(.2)
Total at September 30, 2009	155,175	$7.5

Phantom Performance Shares granted under WTM Phantom Share Plans

The following table summarizes phantom WTM performance shares outstanding and accrued expense for awards made under the WTM Phantom Share Plans at September 30, 2009 for each performance cycle:

	Target WTM
	Phantom
	Performance
	Shares	Accrued
Millions, except share amounts	Outstanding	Expense
Performance cycle:
2007 – 2009	7,081	$—
2008 – 2010	8,323	—
2009 - 2011	9,015	1.1
Sub-total	24,419	1.1
Assumed forfeitures	(610)	—
Total at September 30, 2009	23,809	$1.1

Restricted Shares

At September 30, 2009 and 2008, the Company had 92,620 and 53,200 unvested restricted shares outstanding under the WTM Incentive Plan. The following outlines the unrecognized compensation cost associated with the outstanding restricted share awards made under the WTM Incentive Plan for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
Millions, except share amounts	Restricted Shares	Unamortized Grant Date Fair Value	Restricted Shares	Unamortized Grant Date Fair Value	Restricted Shares	Unamortized Grant Date Fair Value	Restricted Shares	Unamortized Grant Date Fair Value
Non-vested,
Beginning of period	92,620	$29.3	53,200	$27.1	53,200	$24.2	54,000	$26.7
Granted	—	—	—	—	47,820	9.7	6,200	3.1
Vested	—	—	—	—	(8,400)	—	(7,000)	—
Forfeited	—	—	—	—	—	—	—	—
Expense recognized	—	(2.8)	—	(1.4)	—	(7.4)	—	(4.1)
Non-vested at September 30	92,620	$26.5	53,200	$25.7	92,620	$26.5	53,200	$25.7

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

Of the unrecognized compensation cost at September 30, 2009, $17.9 million is expected to be recognized ratably over the remaining vesting periods and $8.6 million would be recognized in the event of a change in control before January 20, 2012. Upon vesting, all restrictions initially placed upon the restricted shares lapse.

Non-Qualified Options

In January 2007, the Company issued 200,000 seven-year Non-Qualified Options to the Company’s Chairman and CEO that vest in equal annual installments over five years and that have an initial exercise price of $650 per common share that escalates at an annual rate of 5% less the annual regular dividend rate (the “Escalator”). The fair value of the Non-Qualified Options at the grant date was estimated using a closed-form option model using an expected volatility assumption of 29.7%, a risk-free interest rate assumption of 1.1% (or 4.7% less the Escalator), a forfeiture assumption of 0%, an expected dividend rate assumption of 1.4% and a term assumption of seven years. The fair value of the Non-Qualified Options was $27.2 million at the grant date and is required to be recognized ratably over the five year vesting period. For the three months ended September 30, 2009 and 2008, White Mountains recognized $1.4 million of expense for both periods. For the nine months ended September 30, 2009 and 2008, White Mountains recognized $4.1 million of expense for both periods.  At September 30, 2009, 80,000 Non-Qualified Options were exercisable at a strike price of $727.62.

Incentive Options

At September 30, 2009 and 2008, the Company had 6,000 and 7,800 Incentive Options outstanding which were granted to certain key employees on February 28, 2000 (the grant date) under the WTM Incentive Plan. The 81,000 Incentive Options originally granted were issued at an exercise price equal to the market price of the Company’s underlying common shares on February 27, 2000. The exercise price escalates by 6% per annum over the life of the Incentive Options. The Incentive Options vest ratably over a ten-year service period. Upon the adoption of FAS 123R (included in ASC 718 and ASC 505), the grant date fair value of the awards as originally disclosed, adjusted for estimated future forfeitures, became the basis for recognition of compensation expense for the Incentive Options. The fair value of each Incentive Option award at the grant date was estimated using a closed-form option model using an expected volatility assumption of 18.5%, a risk-free interest rate assumption of 6.4% and an expected term of ten years.

The following table summarizes the Company’s Incentive Option activity for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions, except share and per share amounts	2009	2008	2009	2008
Opening balance - outstanding Options	6,000	8,700	6,000	9,900
Forfeited	—	—	—	(600)
Exercised	—	(900)	—	(1,500)
Ending balance - outstanding Options	6,000	7,800	6,000	7,800
Outstanding Options - exercisable	3,000	1,800	3,000	1,800
Exercise price - outstanding Options at beginning of period	$183.00	$172.64	$177.76	$167.70
Value of Options exercised (1)	$—	$.3	$—	$.5
Exercise price - outstanding Options at September 30,	$185.71	$175.20	$185.71	$175.20

(1) Amount is equal to the number of options exercised multiplied by amount the ending market value exceeds the strike price on the date of exercise.

The total in-the-money value of all outstanding Incentive Options and those Incentive Options currently exercisable at September 30, 2009 was $0.7 million and $0.4 million. The Incentive Options expire in February 2010. White Mountains expects 3,000 Incentive Options to become exercisable in 2009 and will issue common shares when the Incentive Options are exercised.

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

OneBeacon Performance Shares

OneBeacon performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash.  OneBeacon performance share awards vest, subject the attainment of performance goals, at the end of a three-year period and are valued based on the market value of OneBeacon Ltd. common shares at the time awards are paid.  The following table summarizes performance share activity for the three and nine months ended September 30, 2009 and 2008 for OneBeacon performance shares granted under the OneBeacon Incentive Plan:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Target		Target		Target		Target
	Performance		Performance		Performance		Performance
	Shares	Accrued	Shares	Accrued	Shares	Accrued	Shares	Accrued
Millions, except share amounts	Outstanding	Expense	Outstanding	Expense	Outstanding	Expense	Outstanding	Expense
Beginning of period	2,277,128	$8.0	2,186,208	$9.7	2,212,313	$4.6	1,063,690	$9.2
Payments and deferrals (1)	—	—	—	—	(137,400)	—	(122,859)	(1.6)
New awards	1,880	—	29,518	—	379,085	—	1,426,618	—
Forfeitures and cancellations	(2,990)	—	(4,090)	(.3)	(177,980)	(.3)	(155,813)	(.9)
Expense recognized	—	1.0	—	5.1	—	4.7	—	7.8
Ending September 30,	2,276,018	$9.0	2,211,636	$14.5	2,276,018	$9.0	2,211,636	$14.5

(1)  OneBeacon performance share payments in March 2009 for the 2007-2008 performance cycle were at 1.4% of target. OneBeacon performance share payments in 2008 for the 2007 performance cycle were at 62.9% of target. Amounts include deposits into OneBeacon’s deferred compensation plan.

If 100% of the outstanding OneBeacon performance shares had been vested on September 30, 2009, the total additional compensation cost to be recognized would have been $9.0 million, based on current accrual factors (common share price and payout assumptions).

The following table summarizes OneBeacon performance shares outstanding awarded under the OneBeacon Incentive Plan at September 30, 2009 for each performance cycle:

	Target OneBeacon
	Performance
	Shares	Accrued
Millions, except share amounts	Outstanding	Expense
Performance cycle:
2007 – 2009	683,142	$.7
2008 – 2010	1,272,150	7.1
2009 – 2011	379,085	1.4
Sub-total	2,334,377	9.2
Assumed forfeitures	(58,359)	(.2)
Total at September 30, 2009	2,276,018	$9.0

Non-Qualified Options

In November 2006, in connection with its initial public offering, OneBeacon Ltd. issued to its key employees 1,420,000 fixed-price Non-Qualified Options to acquire OneBeacon Ltd. common shares. The following tables summarize option activity for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
Millions, except share amounts	Target Options Outstanding	Accrued Expense	Target Options Outstanding	Accrued Expense	Target Options Outstanding	Accrued Expense	Target Options Outstanding	Accrued Expense
Beginning of period	1,108,220	$3.1	1,237,872	$2.2	1,237,872	$2.5	1,324,306	$1.4
New awards	—	—	—	—	—	—	—	—
Forfeitures and cancellations	—	—	—	—	(129,652)	—	(86,434)	—
Exercised	—	—	—	—	—	—	—	—
Expense recognized	—	.3	—	.4	—	.9	—	1.2
Ending September 30,	1,108,220	$3.4	1,237,872	$2.6	1,108,220	$3.4	1,237,872	$2.6

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

Restricted Stock Units

The Non-Qualified Options granted by OneBeacon Ltd., in connection with its initial public offering, did not include a mechanism in the options to reflect the contribution to total return from the regular quarterly dividend. As a result, during the first quarter of 2008, OneBeacon granted 116,270 RSUs to actively employed option holders. The RSUs vest one-third on each of November 9, 2009, 2010 and 2011 subject to, for each vesting tranche of units, the attainment of 4% growth in OneBeacon’s book value per share from January 1, 2008 through the end of the calendar year immediately following the applicable vesting date. Upon vesting, the RSUs will be mandatorily deferred into one of OneBeacon’s non-qualified deferred compensation plans and will be paid out in 2012 in cash or shares at the discretion of the OB Compensation Committee. The expense associated with the RSUs is being recognized over the vesting period. For the three and nine months ended September 30, 2009, OneBeacon recognized $0.3 million and $0.7 million of expense.  For the three and nine months ended September 30, 2008, OneBeacon recognized $0.3 million and $0.7 million of expense.  As of September 30, 2009, there were 102,140 RSUs outstanding.

Note 13. Fair Value of Financial Instruments

FAS 107, requires disclosure of fair value information of financial instruments. For certain financial instruments where quoted market prices are not available, the fair values of these financial instruments were estimated by discounting future cash flows using current market rates for similar obligations or using quoted market prices. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. FAS 107 excludes certain financial instruments from disclosure, including insurance contracts, but not financial guarantees and investment contracts. White Mountains carries its financial instruments on its balance sheet at fair value with the exception of its fixed-rate, long-term indebtedness and its perpetual preference shares.

The following table summarizes the fair value and carrying value of financial instruments as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
OBH Senior Notes	$579.4	$606.4	$483.3	$675.1
WMRe Senior Notes	362.5	399.1	254.0	399.0
WMRe Preference Shares(1)	187.5	250.0	117.5	250.0

(1)          WMRe Preference Shares are recorded as noncontrolling interests.

Note 14. Subsequent Event

On October 14, 2009, a settlement was reached with the IRS regarding the audit of tax years 2003 and 2004.  See Note 6.

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

The following discussion also includes three non-GAAP financial measures - adjusted comprehensive income, White Mountains’ adjusted book value per share and total adjusted capital - that have been reconciled to their most comparable GAAP financial measures (see page 57). White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Overview

White Mountains ended the third quarter of 2009 with an adjusted book value per share of $406, an increase of 7% and 15% for the three and nine months ended September 30, 2009, including dividends. White Mountains reported adjusted comprehensive income of $243 million and $469 million for the third quarter and first nine months of 2009, compared to adjusted comprehensive losses of $409 million and $426 million for the third quarter and first nine months of 2008. The 2009 results were driven primarily by strong investment results, foreign currency gains and improved underwriting results, as compared to the 2008 periods, which experienced significant investment and foreign currency losses.

OneBeacon ended the third quarter of 2009 with a book value per share of $14.44, an increase of 8% and 24% for the three and nine months ended September 30, 2009, including dividends. OneBeacon reported GAAP combined ratios of 97% and 95% for the third quarter and first nine months of 2009 compared to 100% and 98% for the third quarter and first nine months of 2008. The third quarter and first nine months of 2009 both included 4 points of net favorable loss reserve development compared to 4 points and 2 points in the third quarter and first nine months of 2008. White Mountains Re reported GAAP combined ratios of 79% and 82% for the third quarter and first nine months of 2009, compared to 127% and 111% for the third quarter and first nine months of 2008. Excluding the impact of a cession under a retrocessional reinsurance contract related to the 2001 accident year (see White Mountains Re discussion below), the combined ratios for the third quarter and first nine months of 2009 were 85% and 84%, respectively. Both 2009 periods benefited from lower catastrophe activity. Esurance reported GAAP combined ratios of 102% for both the third quarter and first nine months of 2009 compared to 102% and 107% for the third quarter and first nine months of 2008. Esurance’s loss ratio was 72% for both the third quarter and first nine months of 2009 compared to 73% and 77% in the third quarter and first nine months of last year. The expense ratio was 30% for both the third quarter and first nine months of 2009, compared with 29% for the third quarter and 30% for the first nine months of last year. Operating income at AFI was $1 million and $4 million in the third quarter and first nine months of 2009.  White Mountains’ GAAP pre-tax total return on invested assets was 4.3% and 8.7% for the third quarter and first nine months of 2009, compared to -5.1% and -3.7% for the third quarter and first nine months of 2008. White Mountains’ fixed income portfolio outperformed its benchmarks in both 2009 periods, while the equity, convertible and other long-term investment portfolio lagged the S&P 500 return over the same periods, largely because of the portfolio mix, which is more heavily weighted toward convertibles and other long-term investments than common stocks.

Total net written premiums decreased to $880 million and $2,742 million for the third quarter and first nine months of 2009 compared to $955 million and $2,913 million in the comparable 2008 periods, as all three business segments reported reduced written premiums in the 2009 periods. OneBeacon’s net written premiums were $504 million for the third quarter and $1,471 million for the first nine months of 2009, decreases of 6% and 1% from the comparable periods of 2008, primarily due to competitive market conditions in personal auto and commercial lines, partially offset by increased written premiums across most specialty lines businesses. White Mountains Re’s net written premiums were $171 million for the third quarter and $672 million for the first nine months of 2009, decreases of 18% and 14% from the comparable periods of 2008. The decreases were primarily in the U.S. casualty line of business where pricing, terms, and conditions generally continue to not meet White Mountains Re’s underwriting standards, as well as reductions in the property catastrophe excess and credit lines of business. Esurance’s net written premiums decreased by 4% and 7% for the third quarter and first nine months of 2009, to $205 million and $599 million, respectively, when compared to the same periods in 2008. Despite the decreased premium, new policy sales and customer retention improved in the third quarter of 2009 compared to the same period in 2008.

Adjusted Book Value Per Share

The following table presents White Mountains’ adjusted book value per common share and reconciles this non-GAAP measure to the most comparable GAAP measure. (See NON-GAAP FINANCIAL MEASURES on page 57).

	Sept. 30, 2009	June 30, 2009	Dec. 31, 2008	Sept. 30, 2008
Book value per common share numerators (in millions):
White Mountains’ common shareholders’ equity	$3,577.3	$3,204.1	$2,898.8	$4,061.9
Benefits to be received from share obligations under employee stock option plans	1.1	1.1	1.1	1.3
Book value per share numerator	3,578.4	3,205.2	2,899.9	4,063.2
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	(5.9)	120.4	197.3	146.7
Adjusted book value per common share numerator	$3,572.5	$3,325.6	$3,097.2	$4,209.9
Book value per common share denominators (in thousands of shares):
Common shares outstanding	8,857.6	8,857.6	8,808.8	10,442.0
Share obligations under employee stock option plans	6.0	6.0	6.0	7.8
Book value per share denominator	8,863.6	8,863.6	8,814.8	10,449.8
Unearned restricted shares	(68.0)	(76.9)	(42.6)	(45.3)
Adjusted book value per common share denominator	8,795.6	8,786.7	8,772.2	10,404.5
Book value per common share	$403.72	$361.61	$328.97	$388.84
Adjusted book value per common share	$406.17	$378.48	$353.07	$404.62

Review of Consolidated Results

White Mountains’ consolidated financial results for the three and nine months ended September 30, 2009 and 2008 follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2009	2008	2009	2008
Gross written premiums	$969.1	$1,032.9	$3,071.9	$3,236.9
Net written premiums	$880.0	$955.1	$2,742.0	$2,913.4

Revenues
Earned insurance and reinsurance premiums	$902.0	$935.7	$2,711.7	$2,786.5
Net investment income	66.2	105.7	204.5	334.2
Net realized and unrealized investment gains (losses)	170.7	(429.7)	362.3	(627.0)
Other revenue	63.8	6.3	109.6	101.4
Total revenues	1,202.7	618.0	3,388.1	2,595.1
Expenses
Losses and LAE	544.1	697.6	1,616.2	1,969.0
Insurance and reinsurance acquisition expenses	181.9	190.5	543.9	556.0
Other underwriting expenses	122.7	120.4	366.8	364.6
General and administrative expenses	70.9	60.8	174.0	169.2
Amortization of AFI purchase accounting adjustments	4.2	5.9	13.8	10.6
Accretion of fair value adjustment to loss and LAE reserves	3.5	4.3	8.6	12.6
Interest expense on debt	17.1	20.4	54.3	61.5
Interest expense - dividends on preferred stock	—	—	—	11.8
Interest expense - accretion on preferred stock	—	—	—	21.6
Total expenses	944.4	1,099.9	2,777.6	3,176.9
Pre-tax income (loss)	258.3	(481.9)	610.5	(581.8)
Income tax (expense) benefit	(73.9)	151.6	(174.8)	187.1
Equity in earnings of unconsolidated affiliates	8.3	.8	17.8	7.2
Excess of fair value of acquired assets over cost	—	—	—	4.2
Net income (loss) before noncontrolling interests	192.7	(329.5)	453.5	(383.3)
Net (income) loss attributable to noncontrolling interests	(33.1)	52.8	(83.3)	40.6
Net income (loss) attributable to White Mountains’ common shareholders	159.6	(276.7)	370.2	(342.7)
Other comprehensive income (loss), net of tax	208.4	(214.0)	305.8	(224.8)
Comprehensive income (loss) before noncontrolling interests	368.0	(490.7)	676.0	(567.5)
Comprehensive income (loss) attributable to noncontrolling interests	.9	—	(.9)	—
Comprehensive income (loss) attributable to White Mountains’ common shareholders	368.9	(490.7)	675.1	(567.5)
Change in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	(126.3)	81.4	(206.2)	141.1
Adjusted comprehensive income (loss)	$242.6	$(409.3)	$468.9	$(426.4)

Consolidated Results —Three Months Ended September 30, 2009 versus Three Months Ended September 30, 2008

White Mountains’ total revenues increased 95% to $1,203 million in the third quarter of 2009 compared to $618 million in the third quarter of 2008, primarily due to significant net unrealized and realized investment gains and foreign currency gains in other revenues during the third quarter of 2009 compared to significant losses from these sources in the third quarter of 2008. White Mountains reported net realized and unrealized investment gains of $171 million in the third quarter of 2009 compared to $430 million of net realized and unrealized investment losses in the third quarter of 2008. Earned premiums were down 4% in the third quarter of 2009 compared to the third quarter of 2008, as decreased earned premiums at White Mountains Re and Esurance were somewhat offset by an increase at OneBeacon. Net investment income decreased 37% to $66 million in the third quarter of 2009 compared to $106 million in the third quarter of 2008, due to lower overall portfolio yields, shifts in portfolio mix to lower risk, lower yield investments and a decrease in the overall invested asset base.  Other revenues increased to $64 million in the third quarter of 2009 from $6 million the third quarter of 2008, due primarily to a $67 million increase in foreign currency translation gains at White Mountains Re, which were $23 million in the third quarter of 2009 compared to $44 million of losses in the third quarter of 2008.

White Mountains’ total expenses decreased 14% to $944 million in the third quarter of 2009 compared to $1,100 million in the third quarter of 2008. Losses and LAE expenses decreased $154 million, or 22%, due primarily to lower catastrophe losses in 2009 and to favorable loss reserve development in the third quarter of 2009 as compared to adverse loss development in the third quarter of 2008.  General and administrative expenses increased 17% to $71 million in the third quarter of 2009 compared to $61 million in the third quarter of 2008, primarily due to an increase in incentive compensation expense and costs related to the restructuring at White Mountains Re during the third quarter of 2009.  Interest expense on debt decreased 16% to $17 million in the third quarter of 2009 compared to $20 million in the third quarter of 2008, primarily due to repurchases of OBH Senior Notes and the full repayment of the WTM Bank Facility and the Mortgage Note at OneBeacon.

White Mountains’ income tax expense (benefit) for the third quarter of 2009 represented an effective tax rate of 28.6%.  The effective tax rate for the third quarter of 2008 was (31.5)%. For the third quarter of 2009 and 2008, White Mountains’ effective tax rates are different from the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States.

Consolidated Results —Nine Months Ended September 30, 2009 versus Nine Months Ended September 30, 2008

White Mountains’ total revenues increased 31% to $3,388 million for the nine months ended September 30, 2009 compared to $2,595 million for the nine months ended September 30, 2008, primarily due to significant net unrealized and realized investment gains and foreign currency gains in other revenues during the nine months ended September 30, 2009 compared to significant losses from these sources in the nine months ended September 30, 2008. White Mountains reported net realized and unrealized investment gains of $362 million for the nine months ended September 30, 2009 compared to $627 million of net realized and unrealized investment losses for the nine months ended September 30, 2008. Earned premiums were down 3% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, as decreased earned premiums at White Mountains Re and Esurance were somewhat offset by an increase at OneBeacon.  Net investment income decreased 39% to $205 million for the nine months ended September 30, 2009 compared to $334 million for the nine months ended September 30, 2008, due to lower overall portfolio yields, shifts in portfolio mix to lower risk, lower yield investments and a decrease in the overall invested asset base. Other revenues increased $9 million to $110 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, due primarily to an $85 million increase in foreign currency translation gains at White Mountains Re, which were $55 million for the nine months ended September 30, 2009 compared to $30 million of losses for the nine months ended September 30, 2008. This increase was partially offset by a $41 million decrease in other revenues from WM Life Re, as the nine months ended September 30, 2009 included $57 million in losses from WM Life Re compared to $16 million in losses for the nine months ended September 30, 2008. The losses reported in the nine months ended September 30, 2009 were due mainly to the net effect of the change in the fair value of WM Life Re’s variable annuity liabilities exceeding the change in the fair value of the related derivative contracts that economically hedge the liabilities (See Note 8). The WM Life Re results in the 2009 period also included $22 million of losses from surrender assumption revisions made in the second quarter of 2009.  In addition, other revenues from consolidated limited partnerships decreased to $48 million for the nine months ended September 30, 2009 from $81 million for the nine months ended September 30, 2008, due primarily to the sale of a business unit in the Tuckerman Fund I in the second half of 2008.

White Mountains’ total expenses decreased 13% to $2,778 million for the nine months ended September 30, 2009 compared to $3,177 million for the nine months ended September 30, 2008. Losses and LAE expenses decreased $353 million, or 18%, due primarily to lower catastrophe losses in 2009 and also due to favorable loss reserve development for the nine months ended September 30, 2009 as compared to significant adverse loss reserve development in the nine months ended September 30, 2008.  General and administrative expenses increased to $174 million for the nine months ended September 30, 2009 from $169 million for the first nine months of 2008 as an increase in incentive compensation expenses and costs related to the restructuring at White Mountains Re during the third quarter of 2009 were partially offset by a decrease in expenses from consolidated limited partnerships. Interest expense on debt decreased 12% to $54 million in the first nine months of 2009 compared to $62 million in the first nine months of 2008, primarily due to repurchases of OBH Senior Notes and the full repayment of the WTM Bank Facility and the Mortgage Note at OneBeacon.

White Mountains’ income tax expense (benefit) for the nine months ended September 30, 2009 and 2008 represented an effective tax rate of 28.6% and (32.2)%, respectively.  For the nine months ended September 30, 2009 and 2008, White Mountains’ effective tax rates are different from the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States.

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

OneBeacon

Financial results for OneBeacon for the three and nine months ended September 30, 2009 and 2008 follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2009	2008	2009	2008
Gross written premiums	$552.3	$595.5	$1,636.0	$1,681.5
Net written premiums	$503.9	$534.1	$1,471.2	$1,489.4

Earned insurance and reinsurance premiums	$492.8	$471.2	$1,470.8	$1,390.3
Net investment income	34.4	43.1	92.4	137.8
Net realized and unrealized investment gains (losses)	117.6	(355.9)	239.1	(413.9)
Other revenue	5.7	4.4	16.2	10.6
Total revenues	650.5	162.8	1,818.5	1,124.8
Losses and LAE	298.2	303.4	861.9	878.7
Insurance and reinsurance acquisition expenses	101.4	92.6	294.3	261.6
Other underwriting expenses	79.4	74.3	236.4	223.6
General and administrative expenses	6.9	7.1	18.9	14.5
Accretion of fair value adjustment to loss and LAE reserves	1.4	3.0	4.1	9.0
Interest expense on debt	9.1	11.0	30.1	33.9
Interest expense – dividends on preferred stock	—	—	—	11.8
Interest expense – accretion on preferred stock	—	—	—	21.6
Total expenses	496.4	491.4	1,445.7	1,454.7
Pre-tax income (loss)	$154.1	$(328.6)	$372.8	$(329.9)

The following table presents OneBeacon’s book value per common share.

	Sept. 30,	June 30,	Dec. 31,	Sept. 30,
Millions, except per share amounts	2009	2009	2008	2008
OneBeacon’s common shareholders’ equity	$1,375.5	$1,284.4	$1,155.1	$1,373.4
OneBeacon Ltd. common shares outstanding	95.1	95.1	95.1	95.1
OneBeacon book value per common share	$14.44	$13.51	$12.15	$14.44

The following tables provide OneBeacon’s GAAP ratios, net written premiums and earned insurance premiums for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30, 2009				Nine Months Ended September 30, 2009
	Specialty	Commercial	Personal	Total(1)	Specialty	Commercial	Personal	Total(1)
GAAP Ratios:
Loss and LAE	51%	63%	69%	60%	44%	58%	75%	59%
Expense	39%	37%	32%	37%	39%	38%	31%	36%
Total Combined	90%	100%	101%	97%	83%	96%	106%	95%
Net written premiums	$212.5	$163.2	$128.3	$503.9	$567.9	$505.3	$397.9	$1,471.2
Earned premiums	$180.8	$171.4	$140.5	$492.8	$515.0	$518.7	$436.8	$1,470.8

	Three Months Ended September 30, 2008				Nine Months Ended September 30, 2008
	Specialty	Commercial	Personal	Total(1)	Specialty	Commercial	Personal	Total(1)
GAAP Ratios:
Loss and LAE	63%	64%	65%	64%	56%	63%	65%	63%
Expense	37%	37%	32%	36%	36%	37%	32%	35%
Total Combined	100%	101%	97%	100%	92%	100%	97%	98%
Net written premiums	$190.7	$180.0	$163.4	$534.1	$460.2	$551.9	$477.0	$1,489.4
Earned premiums	$129.5	$181.7	$160.0	$471.2	$359.3	$545.4	$485.3	$1,390.3

(1) Includes results from run-off operations.

OneBeacon Results - Three Months Ended September 30, 2009 versus Three Months Ended September 30, 2008

Overview

OneBeacon ended the third quarter of 2009 with a book value per share of $14.44, an increase of 8% and 24% for the three and nine months ended September 30, 2009, including dividends. OneBeacon’s GAAP combined ratio decreased to 97% for the third quarter of 2009 from 100% for the third quarter of 2008. The third quarter of 2009 included 4 points of catastrophe losses, primarily related to severe wind and thunderstorm events, compared to 6 points of catastrophe losses in the third quarter of 2008, mainly due to hurricanes Ike and Gustav.

OneBeacon’s net written premiums decreased 6% in the third quarter of 2009 to $504 million, compared to $534 million in the third quarter of 2008.  This decrease was primarily from personal lines, due to the competitive market conditions in personal auto and from $17 million of premiums that were ceded under a quota share reinsurance treaty that went into effect on January 1, 2009 designed to reduce property catastrophe exposure from homeowners business written in the Northeast (see Personal lines discussion below).  Excluding the impact of the homeowners quota share, personal lines net written premium decreased by 11%. In addition, commercial lines net written premiums decreased 9%, primarily in the traditional middle market division. These decreases were partially offset by an increase in specialty lines.

Specialty lines. Net written premiums for specialty lines increased by 11% to $213 million in the third quarter of 2009 from $191 million in the third quarter of 2008. The increase was related to most specialty lines’ businesses, particularly a $6 million increase from OBGR, a $5 million increase from OneBeacon Professional Insurance (“OBPI”) and a $5 million increase from Specialty Accident & Health (“A&H”). Partially offsetting these increases was a $4 million decrease in net written premiums from International Marine Underwriters (“IMU”).

The specialty lines combined ratio for the third quarter of 2009 decreased to 90% from 100% for the third quarter of 2008. The loss and LAE ratio decreased 12 points to 51% while the expense ratio increased 2 points to 39%. The decrease in the loss and LAE ratio was mainly due to a 16 point decrease in the current accident year loss and LAE ratio, partially offset by a 4 point increase from lower favorable loss reserve development.  The decrease in the current accident year loss and LAE ratio was mainly due to lower large losses at IMU and lower catastrophe losses.  The third quarter of 2009 did not have significant large losses at IMU or catastrophe losses, while the third quarter of 2008 had 9 points of large losses at IMU and 8 points of catastrophe losses, mainly due to hurricanes Ike and Gustav. The third quarter of 2009 included 7 points of favorable loss reserve development related to lower than expected severity in professional liability, compared with 11 points of favorable loss reserve development in the third quarter of 2008, also driven by professional liability. The increase in the expense ratio was mainly due to higher acquisition costs from changes in mix of business within the specialty lines businesses and the mix of products offered within those businesses. OneBeacon’s collector car and boat business and some of its other newer specialty lines businesses have higher commission rates than its older specialty lines businesses.

Commercial lines. Net written premiums for commercial lines decreased by 9% to $163 million in the third quarter of 2009 from $180 million in the third quarter of 2008. The decrease was primarily due to a $12 million decrease in the middle market division and a $5 million decrease in the small business division, reflecting continued soft market conditions.

The commercial lines combined ratio for the third quarter of 2009 decreased to 100% from 101% for the third quarter of 2008. The loss and LAE ratio decreased 1 point to 63%, while the expense ratio remained flat at 37%. The decrease in the loss and LAE ratio was primarily due to 2 points of higher favorable loss reserve development in the third quarter of 2009, partially offset by 1 point of higher current accident year losses, primarily from catastrophe losses in the middle market division. The third quarter of 2009 included 5 points of favorable loss reserve development due to lower than expected severity on prior year catastrophe losses and on losses related to commercial multi-peril, compared to 3 points of favorable loss reserve development in the third quarter of 2008, mainly due to lower than expected severity related to package business. The loss and LAE ratio for the third quarter of 2009 included 10 points of current accident year catastrophe losses, primarily related to severe wind and thunderstorm events, compared with the 9 points of such losses in the prior year, primarily related to hurricane Ike.

Personal lines. Net written premiums for personal lines decreased by 21% to $128 million in the third quarter of 2009 from $163 million in the third quarter of 2008. In traditional personal lines, net written premiums decreased 19% to $109 million. This decrease was primarily from $17 million of written premiums ceded during the third quarter of 2009 under a 30% quota share reinsurance agreement effective from January 1, 2009 through December 31, 2009 that covers OneBeacon’s Northeast homeowners business.  OneBeacon entered into this reinsurance agreement to reduce its property catastrophe exposure. Excluding the impact of the homeowners quota share, traditional personal lines net written premium decreased by 6%. In addition, net written premiums at AutoOne decreased 36% to $19 million from $30 million in the third quarter of 2008, primarily due to declines in New York’s assigned risk pool. With respect to the New York assigned risk pool, market trends indicate that assigned risk volumes are expected to decline to approximately $133 million in 2009, down from $143 million in 2008, $179 million in 2007 and $253 million in 2006.

The personal lines combined ratio for the third quarter of 2009 increased to 101% from 97% for the third quarter of 2008. The loss and LAE ratio increased 4 points to 69%, while the expense ratio remained flat at 32%. The current accident year loss and LAE ratio increased 5 points as compared to the third quarter of 2008, reflecting higher current accident year loss ratios in automobile liability and several large homeowners losses. The third quarter of 2009 included 1 point of favorable loss reserve development related to lower than expected severity on catastrophe losses in traditional personal lines, compared with minimal favorable loss reserve development in the third quarter of 2008.

Run-off.  Run-off business generated an underwriting loss of $1 million in the third quarter of 2009, compared to an underwriting loss of $3 million in the third quarter of 2008.

OneBeacon Results - Nine Months Ended September 30, 2009 versus Nine Months Ended September 30, 2008

Overview

OneBeacon’s GAAP combined ratio decreased to 95% for the nine months ended September 30, 2009 from 98% for the nine months ended September 30, 2008. The first nine months of 2009 included 4 points of net favorable loss reserve development, as favorable loss reserve development in specialty lines and commercial lines was partially offset by adverse loss reserve development in personal lines, primarily related to personal injury protection litigation at AutoOne.  The first nine months of 2008 included 2 points of favorable loss reserve development. OneBeacon experienced 2 points and 4 points of catastrophe losses in the nine months ended September 30, 2009 and 2008, respectively.

OneBeacon’s net written premiums decreased by 1% in the nine months ended September 30, 2009 to $1,471 million, compared to $1,489 million in the nine months ended September 30, 2008.  This decrease was due to personal lines, primarily as a result of the cession of $47 million of premiums under the quota share agreement described above and the competitive market conditions in personal auto, and in commercial lines, reflecting continued soft market conditions. These decreases were partially offset by an increase in specialty lines, primarily from OneBeacon’s collector car and boat business that it began writing in the second quarter of 2008, Entertainment Brokers International Insurance Services (“EBI”), which OneBeacon acquired in the third quarter of 2008, OBPI and A&H.

Specialty lines. Net written premiums for specialty lines increased by 23% to $568 million in the nine months ended September 30, 2009 from $460 million in the nine months ended September 30, 2008. The increase was primarily due to a $34 million increase in net written premiums from OneBeacon’s collector car and boat business and a $32 million increase in net written premiums from EBI. The increase was also due to a $24 million increase in net written premiums from OBPI, a $16 million increase in net written premiums from A&H and a $12 million increase in net written premiums from OBGR, partially offset by a $13 million decrease in net written premiums from IMU.

The specialty lines combined ratio for the nine months ended September 30, 2009 decreased to 83% from 92% for the nine months ended September 30, 2008. The loss and LAE ratio decreased 12 points to 44% while the expense ratio increased 3 points to 39%. The decrease in the loss and LAE ratio was mainly due to a 10 point decrease in the current accident year loss and LAE ratio as compared to the nine months ended September 30, 2008, which included the impact of large losses at IMU, as described above. Additionally, the nine months ended September 30, 2009 reflected lighter catastrophe losses, with 1 point of catastrophe losses, compared to 3 points in the nine months ended September 30, 2008, mainly due to hurricanes Ike and Gustav. The nine months ended September 30, 2009 included 11 points of favorable loss reserve development related to lower than expected severity on losses in professional liability, compared with 9 points of favorable loss reserve development in the nine months ended September 30, 2008, also driven by lower than expected severity on losses in professional liability. The increase in the expense ratio was mainly due to changes in mix of business within the specialty lines as described above.

Commercial lines. Net written premiums for commercial lines decreased by 8% to $505 million in the nine months ended September 30, 2009 from $552 million in the nine months ended September 30, 2008. The decrease was primarily due to a $40 million decrease in the traditional middle market division, reflecting continued soft market conditions.

The commercial lines combined ratio for the nine months ended September 30, 2009 decreased to 96% from 100% for the nine months ended September 30, 2008. The loss and LAE ratio decreased 5 points to 58%, while the expense ratio increased 1 point to 38%. The decrease in the loss and LAE ratio was primarily due to 3 points of higher favorable loss reserve development in the current period.  The nine months ended September 30, 2009 included 7 points of favorable loss reserve development, mainly due to lower than expected severity in package business and commercial multi-peril, compared with 4 points in the 2008 period related to lower than expected severity in package business, commercial multi-peril and OneBeacon Specialty Property. In addition, the nine months ended September 30, 2009 included 4 points of catastrophe losses, primarily related to severe wind and thunderstorm events, compared to 6 points in the nine months ended September 30, 2008, primarily related to hurricane Ike in the middle market and small business divisions and losses from tornados in the southeastern United States that impacted the middle market division in the first quarter of 2008.

Personal lines. Net written premiums for personal lines decreased by 17% to $398 million in the nine months ended September 30, 2009 from $477 million in the nine months ended September 30, 2008. In traditional personal lines, net written premiums decreased 15% to $326 million. During the nine months ended September 30, 2009, OneBeacon ceded $47 million of written premiums from its Northeast homeowners business under the quota share agreement described above. Excluding the impact of the homeowners quota share, traditional personal lines net written premiums decreased by 2%. In addition, net written premiums at AutoOne decreased 25% to $72 million primarily due to declines in New York’s assigned risk pool, as described above.

The personal lines combined ratio for the nine months ended September 30, 2009 increased to 106% from 97% for the nine months ended September 30, 2008. The loss and LAE ratio increased 10 points to 75%, while the expense ratio decreased by 1 point to 31%. The increase in the loss and LAE ratio was mainly due to 8 points of adverse loss reserve development in the nine months ended September 30, 2009, primarily related to personal injury protection litigation at AutoOne, compared with 2 points of adverse loss reserve development in the nine months ended September 30, 2008, primarily related to personal automobile liability at AutoOne. In addition, the nine months ended September 30, 2009 included a 4 point increase in the current accident year loss and LAE ratio as compared to the prior period, primarily related to higher non-catastrophe loss ratios in automobile liability. The decrease in the expense ratio was primarily due to lower policy acquisition expenses as a result of the ceding commissions relating to the homeowners quota share, as described above.

Run-off.  Run-off business generated an underwriting loss of $3 million in the nine months ended September 30, 2009, compared to an underwriting loss of $19 million in the nine months ended September 30, 2008. During the second quarter of 2008, OneBeacon and Liberty Mutual Insurance Group (“Liberty Mutual”) entered into a settlement agreement that resolved nearly four years of arbitration and litigation. The disputes concerned amounts which Liberty Mutual asserted were due to it under agreements with OneBeacon for unallocated loss adjustment expenses and amounts which OneBeacon asserted were due to it related to claims administration and reinsurance. OneBeacon recorded a $9 million loss in the second quarter of 2008 in connection with the settlement agreement.

White Mountains Re

Financial results and GAAP combined ratios for White Mountains Re for the three and nine months ended September 30, 2009 and 2008 follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2009	2008	2009	2008
Gross written premiums	$211.3	$224.0	$835.6	$912.3
Net written premiums	$171.3	$208.4	$672.3	$783.4

Earned insurance and reinsurance premiums	$213.4	$255.3	651.5	$769.0
Net investment income	22.0	44.0	82.8	141.9
Net realized and unrealized investment gains (losses)	27.0	(42.2)	72.7	(153.4)
Other revenue - foreign currency translation gains (losses)	23.2	(43.9)	54.6	(29.8)
Other revenue - Tuckerman Fund II (1)	9.9	15.0	29.9	15.0
Other revenue	.1	.3	.3	1.0
Total revenues	295.6	228.5	891.8	743.7
Losses and LAE	104.3	241.7	327.9	611.4
Insurance and reinsurance acquisition expenses	40.9	56.9	131.5	163.7
Other underwriting expenses	23.9	24.6	74.2	80.6
General and administrative expenses - Tuckerman Fund II (1)	8.6	13.8	28.4	13.8
General and administrative expenses	10.0	3.0	23.6	12.0
Accretion of fair value adjustment to losses and LAE reserves	2.1	1.3	4.5	3.6
Interest expense on debt	6.6	6.9	19.7	20.8
Total expenses	196.4	348.2	609.8	905.9
Pre-tax income (loss)	$99.2	$(119.7)	$282.0	$(162.2)

GAAP ratios:
Losses and LAE	49%	95%	50%	79%
Expense	30%	32%	32%	32%
Total Combined	79%	127%	82%	111%

(1)   Tuckerman Fund II was transferred from Other Operations to White Mountains Re, effective June 30, 2008.

White Mountains Re Results - Three Months Ended September 30, 2009 versus Three Months Ended September 30, 2008

White Mountains Re’s GAAP combined ratio decreased to 79% for the third quarter of 2009 from 127% for the third quarter of 2008. In the third quarter of 2009, White Mountains Re ceded $20 million of losses under a retrocessional reinsurance contract related to the 2001 accident year. These retroceded losses were substantially offset in pre-tax income by $10 million of retroceded premiums and $7 million of interest charges on funds held under the contract. White Mountains Re has now recorded the full limit of loss cessions available under this contract. Excluding the impact of this cession, White Mountains Re’s combined ratio for the third quarter of 2009 was 85%. The improvement in the combined ratio was also driven by lower catastrophe activity.  The third quarter of 2009 included 10 points ($21 million) of catastrophe losses, net of reinsurance and reinstatements, primarily from European windstorms. The third quarter of 2008 included 44 points ($112 million) of catastrophe losses, including 34 points ($87 million) from hurricane Ike and 9 points ($22 million) from Slovenian hailstorms.  The third quarter of 2009 also included 9 points of net favorable loss reserve development primarily related to the cession described above compared to 2 points of net adverse loss reserve development for the third quarter of 2008.

White Mountains Re’s gross written premiums decreased 6% to $211 million in the third quarter 2009 from $224 million in the third quarter 2008. Net written premiums decreased 18% to $171 million in the third quarter 2009 from $208 million in the third quarter 2008.  These declines were due mainly to reductions in U.S. casualty writings, reductions in the property catastrophe excess writings, additional cessions in the credit line of business and the effects of foreign currency translation.  In addition, the decline in net premiums written is due partially to the aforementioned $10 million of retroceded premiums.  The reduction in U.S. casualty business is due to pricing, terms and conditions for certain accounts that no longer meet White Mountains Re’s underwriting guidelines, as well as higher ceding company retentions. The decrease in property catastrophe excess business reflects White Mountains Re’s reduction in net peak zone property catastrophe exposures as part of its capital and risk management strategy.

White Mountains Re’s other revenues consisted primarily of $23 million of foreign currency translation gains recorded in the third quarter 2009 as compared to a foreign currency translation loss of $44 million in the third quarter 2008.  In addition, White Mountains Re recorded other revenues of $10 million related to the consolidation of Tuckerman Fund II in the third quarter of 2009, as compared to $15 million in the third quarter 2008.

White Mountains Re’s insurance and reinsurance acquisition expenses decreased 28% to $41 million in the third quarter 2009 from $57 million in the third quarter 2008. The decrease is primarily due to the overall decline in premium volume discussed above, in addition to increases in ceded commissions on property and credit lines of business.

White Mountains Re’s other underwriting expenses decreased by $1 million, primarily due to foreign currency translation, somewhat offset by increased incentive compensation expense. General and administrative expenses increased to $19 million in the third quarter 2009 from $17 million in the third quarter 2008, primarily due to $6 million of expenses in the third quarter of 2009 relating to the reorganization of the White Mountains Re legal and operating structure.  White Mountains Re also recorded $9 million of general and administrative expenses related to the consolidation of Tuckerman Fund II as discussed above as compared to $14 million in the third quarter 2008.

White Mountains Re Results - Nine Months Ended September 30, 2009 versus Nine Months Ended September 30, 2008

White Mountains Re’s GAAP combined ratio decreased to 82% for the nine months ended September 30, 2009 from 111% for the nine months ended September 30, 2008. Excluding the impact of the cession under the retrocessional reinsurance contract related to the 2001 accident year discussed above, the combined ratio for the first nine months of 2009 was 84%. The improvement in the combined ratio was also driven by lower catastrophe activity and favorable net loss reserve development.  The nine months ended September 30, 2009 included 7 points ($45 million) of catastrophe losses, net of reinsurance and reinstatement premiums, compared to 19 points ($145 million) for the nine months ended September 30, 2008. Catastrophe losses in the nine months ended September 30, 2009 were primarily driven by 3 points from the windstorms and flood losses in Europe and 2 points from European winter storm Klaus that mainly impacted France in January.  The catastrophe losses for the 2008 period were primarily due to hurricane Ike (11 points) and Slovenian hailstorms (3 points). The nine months ended September 30, 2009 also included 4 points ($23 million) of net favorable loss reserve development primarily due to the $20 million of ceded losses related to the aforementioned retrocessional reinsurance contract.  The 2008 period included 11 points ($88 million) of net adverse loss reserve development, which was predominantly attributable to casualty reinsurance written in the 1996-2002 underwriting years and construction defect losses at WMRe America, partially offset by favorable development recorded at WMRe Sirius, mainly attributable to property reinsurance.

White Mountains Re’s gross written premiums decreased 8% to $836 million in the nine months ended September 30, 2009 from $912 million in the prior period. Net written premiums decreased 14% to $672 million in the nine months ended September 30, 2009 from $783 million in the prior period. These declines were due mainly to reductions in U.S. casualty writings, reductions in the property catastrophe excess writings, additional cessions in the credit line of business and the effects of foreign currency translation.  The reduction in U.S. casualty business is due to pricing, terms and conditions for certain accounts that no longer meet White Mountains Re’s underwriting guidelines, as well as higher ceding company retentions. The decrease in property catastrophe excess business reflects White Mountains Re’s reduction in net peak zone property catastrophe exposures as part of its capital and risk management strategy.

White Mountains Re’s other revenues consisted primarily of $55 million of foreign currency translation gains recorded in the nine months ended September 30, 2009 as compared to $30 million of foreign currency translation losses in the prior period.  In addition, White Mountains Re recorded $30 million of other revenues in the 2009 period, related to the consolidation of Tuckerman Fund II, compared to $15 million in the prior period, as a result of its transfer to White Mountains Re from the Other Operations segment, effective June 30, 2008.

White Mountains Re’s insurance and reinsurance acquisition expenses decreased 20% to $132 million in the nine months ended September 30, 2009 from $164 million in the prior period. The decrease is primarily due to the overall decline in premium volume discussed above in addition to increases in ceded commissions on the property and credit lines of business.

White Mountains Re’s other underwriting expenses decreased by $6 million, primarily due to foreign currency translation.  General and administrative expenses increased to $52 million in the nine months ended September 30, 2009 from $26 million in the prior period, primarily due to $15 million of higher expenses related to the consolidation of Tuckerman Fund II, in addition to the costs in the third quarter of 2009 relating to the reorganization of the White Mountains Re legal and operating structure as discussed above.

Esurance

Financial results and GAAP ratios for Esurance for the three and nine months ended September 30, 2009 and 2008 follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2009	2008	2009	2008
Gross written premiums	$205.5	$213.4	$600.3	$643.1
Net written premiums	$204.8	$212.6	$598.5	$640.6

Earned insurance and reinsurance premiums	$195.8	$209.2	$589.4	$627.2
Net investment income	6.2	8.7	18.5	25.1
Net realized and unrealized investment gains (losses)	12.9	(15.7)	34.7	(28.0)
Other revenue	13.4	12.5	40.0	28.3
Total revenues	228.3	214.7	682.6	652.6
Losses and LAE	141.6	152.4	426.4	479.5
Insurance and reinsurance acquisition expenses	39.6	41.0	118.1	130.7
Other underwriting expenses	19.4	20.9	56.2	58.5
General and administrative expenses	8.6	11.7	26.2	22.4
Amortization of AFI purchase accounting adjustments	4.2	5.9	13.8	10.6
Interest expense on debt	—	.1	—	.5
Total expenses	213.4	232.0	640.7	702.2
Pre-tax income (loss)	$14.9	$(17.3)	$41.9	$(49.6)

GAAP ratios:
Losses and LAE	72%	73%	72%	77%
Expense	30%	29%	30%	30%
Total Combined	102%	102%	102%	107%

Esurance Results - Three Months Ended September 30, 2009 versus Three Months Ended September 30, 2008

Esurance’s GAAP combined ratio of 102% for the third quarter of 2009 was consistent with the third quarter of 2008. The loss and LAE ratio was 72% for the third quarter of 2009 compared to 73% for the third quarter of 2008. The third quarter of 2009 included 2 points of favorable loss reserve development compared to no loss reserve development in the third quarter of 2008. The loss and LAE ratio was affected by increasing claims frequency in the third quarter, a reversal of the trend Esurance had seen in the first half of 2009. The expense ratio increased to 30% for the third quarter of 2009, compared to 29% for the third quarter of 2008. The increase was driven primarily by higher policy acquisition costs.

Esurance’s net written premiums decreased by 4% in the third quarter of 2009 to $205 million compared to $213 million in the third quarter of 2008, while net earned premiums decreased by 6% to $196 million in the third quarter of 2009 compared to $209 million in the third quarter of 2008. These decreases were mainly due to the impact of selective rate adjustments and lower advertising spending. Despite the decreased premium, new policy sales have increased 20% in the third quarter of 2009 compared to the third quarter of 2008 and customer retention has improved in the third quarter of 2009 compared to the third quarter of 2008, primarily due to programs aimed at attracting more preferred policyholders, such as the “Switch and Save” program, which offers discounts to customers with prior insurance, and specific initiatives aimed at retaining customers, such as Esurance’s “Cancel Save” team that was established late in 2008.

Esurance’s other revenue was $13 million in the third quarter of 2009, a slight increase from the third quarter of 2008, due to partner revenue from the non-AFI comparison quotes program. Commission revenue from AFI was flat in the third quarter of 2009 compared to the third quarter of 2008.

In the third quarter of 2009, AFI increased revenue and operating profit (AFI’s pre-tax income excluding amortization of purchase accounting adjustments) compared to the third quarter of 2008. Including approximately 294,000 AFI customers, the Esurance segment now has approximately 765,000 policies-in-force. The Esurance segment has added approximately 4,000 policies-in-force since the third quarter of 2008.

The third quarter of 2009 included $4 million of expenses associated with the amortization of intangible assets and fair value adjustments generated through the investment in AFI compared to $6 million during the third quarter of 2008.

Esurance underwrites business in 30 states, which represent approximately 85% of the market for personal auto insurance premiums written in the United States during 2008. For the quarter ended September 30, 2009, Esurance’s largest states were California (with 22% of gross written premium), Florida (14%), New York (8%), New Jersey (6%) and Texas (5%). Esurance, through its independent agency platform, AFI, sells policies in 50 states plus the District of Columbia. For the quarter ended September 30, 2009, AFI’s largest states were California (16% of policies in force), Texas (7%), Florida (7%), Pennsylvania (4%) and Ohio (4%).

Esurance Results - Nine Months Ended September 30, 2009 versus Nine Months Ended September 30, 2008

Esurance’s GAAP combined ratio decreased to 102% for the first nine months of 2009 from 107% for the first nine months of 2008 due to improved loss results. The loss and LAE ratio was 72% for the first nine months of 2009 compared to 77% for the first nine months of 2008. The first nine months of 2009 included 1 point of favorable loss reserve development compared to no loss reserve development in the first nine months of 2008. The decrease in the loss and LAE ratio was due to lower claims frequency in the first six months of 2009, partially offset by slightly increased claims frequency in the third quarter of 2009. The expense ratio was 30% for the first nine months of 2009, unchanged from the first nine months of 2008.

Esurance’s net written premiums decreased by 7% in the first nine months of 2009 to $599 million, compared to $641 million in the first nine months of 2008, while net earned premiums decreased by 6% to $589 million in the first nine months of 2009 compared to $627 million in the first nine months of 2008. These decreases were mainly due to the impact of selective rate adjustments and lower advertising spending. Total new policy sales have decreased 1% in the first nine months of 2009 compared to the first nine months of 2008. However, customer retention has slightly improved for the first nine months of 2009 compared to the first nine months of 2008, with most of the improvement seen in the third quarter.

Esurance’s other revenue was $40 million in the first nine months of 2009, up $12 million from the first nine months of 2008 due to the inclusion of AFI in all of the first nine months of 2009. Esurance began consolidating the results of AFI during the second quarter of 2008.  Including approximately 294,000 AFI customers, the Esurance segment now has approximately 765,000 policies-in-force. The Esurance segment has added approximately 20,000 policies-in-force since the end of 2008.

The first nine months of 2009 included $14 million of expenses associated with the amortization of AFI purchase accounting adjustments compared to $11 million during the first nine months of 2008.

For the first nine months of 2009, Esurance’s largest states were California (with 23% of gross written premium), Florida (14%), New York (8%), Texas (5%) and New Jersey (5%).

Other Operations

Other Operations consists of the operations of the Company, the Company’s intermediate holding companies, the consolidated results of the Tuckerman Fund I and Tuckerman Fund II (until its transfer to the White Mountains Re segment, effective June 30, 2008), the International American Group (until its disposition in October 2008), WM Advisors and White Mountains’ investments in unconsolidated affiliates. The Other Operations segment also includes the results of WM Life Re and the weather risk management business, both of which are in run-off. White Mountains continues to explore options to limit the cost of running off WM Life Re’s contracts. During the second quarter of 2009, White Mountains sold Galileo Weather Risk Management Advisors LLC, including its employees, for nominal consideration and has ceased writing new weather derivative contracts.  White Mountains will retain all of the outstanding weather derivative contracts and run them off.  All of the in-force positions will expire by September 2011.

A summary of White Mountains’ financial results from its Other Operations segment for the three and nine months ended September 30, 2009 and 2008 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2009	2008	2009	2008
Net investment income	$3.6	$9.9	$10.8	$29.4
Net realized and unrealized investment gains (losses)	13.2	(15.9)	15.8	(31.7)
Other revenue - Tuckerman Fund I and II (1)	7.9	15.8	18.4	65.7
Other revenue	3.6	2.2	(49.8)	10.6
Total revenues	28.3	12.0	(4.8)	74.0
Losses and LAE	—	.1	—	(.6)
Other underwriting expenses	—	.6	—	1.9
General and administrative expenses - Tuckerman Fund I and II (1)	6.1	13.9	16.6	61.1
General and administrative expenses	30.7	11.3	60.3	45.4
Interest expense - debt	1.4	2.4	4.5	6.3
Total expenses	38.2	28.3	81.4	114.1
Pre-tax loss	$(9.9)	$(16.3)	$(86.2)	$(40.1)

(1) Tuckerman Fund II was transferred from Other Operations to White Mountains Re, effective June 30, 2008. Therefore the consolidated results of Tuckerman Fund II are included in the table above through that date and are included in the White Mountains Re segment from July 1, 2008 forward. The consolidated results of Tuckerman Fund I are included in all periods presented above.

Other Operations Results - Three Months Ended September 30, 2009 versus Three Months Ended September 30, 2008

White Mountains’ Other Operations segment reported a pre-tax loss of $10 million in the third quarter of 2009, compared to a pre-tax loss of $16 million in the third quarter of 2008.  The decrease in pre-tax loss was primarily attributable to a $24 million increase in pre-tax income from the Symetra warrants ($11 million of pre-tax income in the third quarter of 2009 compared to $13 million of pre-tax losses in the third quarter of 2008) and an $18 million improvement in the results of WM Life Re ($4 million of pre-tax income in the third quarter of 2009 compared to $14 million of pre-tax losses in the third quarter of 2008), partially offset by an increase in incentive compensation expenses in the third quarter of 2009.

Other Operations Results - Nine Months Ended September 30, 2009 versus Nine Months Ended September 30, 2008

White Mountains’ Other Operations segment reported a pre-tax loss $86 million in the first nine months of 2009, compared to a pre-tax loss $40 million in the first nine months of 2008.  The increase in pre-tax loss for the first nine months of 2009 compared to the first nine months of 2008 was primarily attributable to a $30 million increase in pre-tax losses from WM Life Re, a $19 million decrease in net investment income and an increase in incentive compensation expenses, partially offset by a $40 million increase in pre-tax income from the Symetra warrants ($15 million of pre-tax income in the first nine months of 2009 compared to $25 million of pre-tax losses in the first nine months of 2008).

WM Life Re reported $54 million in pre-tax losses in the first nine months of 2009 compared to $24 million of pre-tax losses in the first nine months of 2008 (See Note 8).  The WM Life Re results for the first nine months of 2009 included $22 million of losses from surrender assumption revisions made in the second quarter of 2009.  In addition to the surrender assumption revisions, the losses reported in the nine months ended September 30, 2009 were due mainly to the net effect of the change in the fair value of WM Life Re’s variable annuity liabilities exceeding the change in the fair value of the related derivative contracts that economically hedge the liabilities. White Mountains continues to explore options to limit the cost of running off these contracts.

II. Summary of Investment Results

Investment Returns

For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a more relevant comparison to benchmark returns, while all dollar amounts are presented net of any management fees and trading expenses. A summary of White Mountains’ consolidated pre-tax investment results and gross investment returns versus typical benchmarks for the three and nine months ended September 30, 2009 and 2008 follows:

Pre-tax investment results

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2009	2008	2009	2008
Net investment income	$66.2	$105.7	$204.5	$334.2
Net realized and unrealized investment gains (losses)	170.7	(429.7)	362.3	(627.0)
Net unrealized foreign currency gains on investments(1)	148.7	(250.5)	210.4	(150.7)
Total GAAP pre-tax investment gains	$385.6	$(574.5)	$777.2	$(443.5)

(1) Recognized as a component of other comprehensive income.

Gross investment returns and benchmark returns

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Fixed maturity investments	5.0%	-2.9%	11.4%	-0.7%
Short-term investments	.4%	0.0%	.9%	1.5%
Total fixed maturities	3.7%	-2.2%	8.5%	-0.2%
Barclay’s U.S. Intermediate Aggregate Index	3.2%	-0.1%	5.9%	1.2%

Convertible securities	11.8%	-3.1%	17.7%	-6.9%
Common stocks	8.5%	-18.4%	1.4%	-19.4%
Other long-term investments	6.3%	-14.9%	11.2%	-13.6%
Total equities, convertible securities and other long-term investments	8.7%	-15.2%	9.7%	-15.9%
S&P 500 Index (total return)	15.6%	-8.4%	19.3%	-19.3%

Total consolidated portfolio	4.3%	-5.1%	8.7%	-3.7%

White Mountains’ GAAP total return on invested assets for the third quarter and first nine months of 2009 was 4.3% and 8.7%, including 1.2% and 1.6% from currency gains, compared to -5.1% and -3.7%, including -1.6% and -0.9% from currency losses, in the comparable periods of 2008.  Net investment income was $66 million and $205 million in the third quarter and first nine months of 2009, down from $106 million and $334 million in the third quarter and first nine months of last year.  The decline in both periods was primarily due to lower overall portfolio yields, shifts in portfolio mix to lower risk, lower yield investments and a decrease in the overall invested asset base. In addition, net investment income in the third quarter and first nine months of 2009 was reduced by $7 million as a result of interest charges on funds held under the previously described retrocession at White Mountains Re. The GAAP total return on fixed maturity investments, excluding currency movements, was 2.3% and 6.7% for the third quarter and first nine months of 2009, outperforming the Barclays U.S. Intermediate Aggregate over the same periods.  In particular, White Mountains’ corporate bond portfolio has performed well, up 5.8% in the third quarter and 16.4% in the first nine months of 2009.  White Mountains’ fixed income portfolio has maintained its short duration, about 2 years including short-term investments, and has continued to avoid the credit losses affecting many financial institutions.  White Mountains’ equity, convertible and other long-term investment portfolio was up 8.7% and 9.7% for the third quarter and first nine months of 2009, lagging the S&P 500 return over the same periods. For the third quarter this was largely because of the portfolio mix, which is more heavily weighted toward convertibles and other long-term investments than common stocks. White Mountains’ equity returns for the nine months ended September 30, 2009 were also impacted by White Mountains’ actions to de-risk its portfolios during the first quarter, selling approximately $310 million of equities and convertibles.

Mortgage-backed, Asset-backed Securities

White Mountains purchases commercial and residential mortgage-backed securities to maximize its fixed income portfolio’s risk adjusted returns and diversify the portfolio risk from primarily corporate credit risk to a mix of credit and cash flow risk.  White Mountains is not an originator of residential mortgage loans and held $0.1 million of residential mortgage-backed securities categorized as sub-prime as of September 30, 2009.  In addition, White Mountains’ investments in hedge funds, limited partnerships and private equities contain negligible amounts of sub-prime mortgage-backed securities at September 30, 2009. White Mountains considers sub-prime mortgage-backed securities to be those that are issued from dedicated sub-prime shelf registrations, dedicated second-lien shelf registrations (i.e., White Mountains considers investments backed primarily by second-liens to be a sub-prime risk regardless of credit score or other metrics) or otherwise have underlying loan pools that exhibit weak credit characteristics.

There are also mortgage-backed securities that White Mountains categorizes as “non-prime” (also called “Alt A” or “A-”) that are backed by collateral that has overall credit quality between prime and sub-prime, based on a review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of September 30, 2009, $15.0 million of White Mountains’ mortgage-backed securities holdings were classified as non-prime.  At September 30, 2009 White Mountains does not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

The following table summarizes White Mountains’ asset-backed securities holdings as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
Millions	2009	2008
Mortgage-backed securities:
Agency (1)
GNMA	$749.7	$964.4
FNMA	223.1	114.7
FHLMC	120.1	232.9
Total Agency	1,092.9	1,312.0
Non-agency:
Residential	166.9	398.2
Commercial	402.5	435.0
Total Non-agency	569.4	833.2

Total mortgage-backed securities	1,662.3	2,145.2
Other asset-backed securities:
Credit card receivables	28.0	82.2
Auto loans	106.9	13.8
Other	.8	—
Total other asset-backed securities	135.7	96.0
Total asset-backed securities (2)	$1,798.0	$2,241.2

(1) Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

(2) Of White Mountains’ total asset-backed securities, approximately 91% and 99% as of September 30, 2009 and December 31, 2008, respectively, have the highest rating ascribed by Moody’s (“Aaa”) or S&P (“AAA”).

Securities Lending

During 2009, OneBeacon and White Mountains Re exited their securities lending programs.  As of September 30, 2009, all loaned securities under the OneBeacon program had been returned except for two illiquid instruments for which OneBeacon holds $2 million in collateral.  As of September 30, 2009, all loaned securities under the White Mountains Re program had been returned and all collateral returned to borrowers.  White Mountains recognized net realized and unrealized investment losses of $7 million on its securities lending programs at OneBeacon and White Mountains Re over the life of the programs.

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

OneBeacon:

Generally, OneBeacon’s regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. Based upon December 31, 2008 statutory surplus of $1.4 billion, OneBeacon’s top tier regulated insurance operating subsidiaries have the ability to pay approximately $136 million of dividends during 2009 without prior approval of regulatory authorities, subject to the availability of unassigned funds. As of September 30, 2009, OneBeacon’s top tier regulated insurance operating subsidiaries had approximately $1 billion of unassigned funds. During the first nine months of 2009, OneBeacon’s regulated insurance operating subsidiaries paid $30 million of dividends to their immediate parent.

During the first nine months of 2009, OneBeacon’s unregulated insurance operating subsidiaries paid $3 million of dividends to their immediate parent.  At September 30, 2009, OneBeacon’s unregulated insurance operating subsidiaries had approximately $24 million of net unrestricted cash and fixed maturity investments.

During the first nine months of 2009, OneBeacon Ltd. paid $60 million of regular quarterly dividends to its common shareholders. White Mountains received a total of $45 million of these dividends.

As of September 30, 2009, OneBeacon Ltd. and its intermediate holding companies had approximately $82 million of net unrestricted cash and fixed maturity investments outside of its regulated and unregulated insurance operating subsidiaries.

White Mountains Re:

WMRe America has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. Based upon December 31, 2008 statutory surplus of $709 million, WMRe America would have the ability to pay approximately $71 million of dividends during 2009 without prior approval of regulatory authorities, subject to the availability of earned surplus.  As of September 30, 2009, WMRe America had negative earned surplus. During the first nine months of 2009, WMRe America did not pay any dividends to its immediate parent.

In accordance with the provisions of Swedish law, WMRe Sirius can voluntarily transfer its pre-tax income, or a portion thereof, subject to certain limitations, to its Swedish parent companies to minimize taxes (referred to as a group contribution). In 2009, WMRe

Sirius intends to transfer approximately $60 million (based on December 31, 2008 SEK to USD exchange rate) of its 2008 pre-tax income to its Swedish parent companies as a group contribution, of which $27 million was transferred during the first nine months of 2009.

WMRe Sirius has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, WMRe Sirius has allocated the majority of its pre-tax income, after group contributions to its Swedish parent companies, to the Safety Reserve (see “Safety Reserve” below). As of December 31, 2008, WMRe Sirius had $55 million (based on December 31, 2008 SEK to USD exchange rate) of unrestricted statutory surplus, which is available for distribution in 2009. During the first nine months of 2009, WMRe Sirius paid $36 million of dividends to its immediate parent.

In September 2009, White Mountains Re substantially completed a reorganization of its reinsurance operations whereby the in-force business and infrastructure of WMRe Bermuda was transferred to WMRe Sirius, which established a branch office in Bermuda to maintain the group’s presence in the Bermuda market.  With the anticipated completion of the reorganization in the first quarter of 2010, WMRe Bermuda will be run off as a subsidiary of WMRe Sirius. As part of the reorganization, $400 million of WMRe Bermuda’s existing capital was distributed to White Mountains Re and its intermediate holding companies and $200 million was contributed to WMRe Sirius as additional unrestricted statutory surplus.  Prior to the reorganization, during the first six months of 2009, WMRe Bermuda distributed $50 million to its immediate parent.

During the first nine months of 2009, WMRUS did not pay any dividends to its immediate parent.  At September 30, 2009, WMRUS had $3 million of net unrestricted cash and fixed maturity investments.

During the first nine months of 2009, White Mountains Re paid $358 million of distributions to its immediate parent, which included $305 million in cash and $53 million of other assets.

As of September 30, 2009, White Mountains Re and its intermediate holding companies had approximately $243 million of net unrestricted cash and fixed maturity investments outside of WMRe America, WMRe Sirius, WMRe Bermuda and WMRUS.

Esurance:

Generally, Esurance Insurance Company has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the lesser of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. Based on 2008 statutory net income, Esurance Insurance Company does not have the ability to pay dividends during 2009 without prior approval of regulatory authorities. As of September 30, 2009, Esurance Insurance Company had $48 million of unassigned funds.

AFI paid a capital distribution of $4 million to its immediate parent during the first nine months of 2009. As of September 30, 2009, AFI had approximately $8 million of net unrestricted cash and fixed maturity investments.

As of September 30, 2009, Esurance had approximately $9 million of net unrestricted cash and fixed maturity investments outside of Esurance Insurance Company and AFI.

Other Operations:

WM Advisors paid $15 million in dividends to its immediate parent during the first nine months of 2009.  As of September 30, 2009, WM Advisors had approximately $18 million of net unrestricted cash and fixed maturity investments.

As of September 30, 2009, the Company and its intermediate holding companies had approximately $132 million of net unrestricted cash and fixed maturity investments included in its Other Operations segment.

Safety Reserve

In accordance with provisions of Swedish law, WMRe Sirius is permitted to transfer up to the full amount of its pre-tax income, subject to certain limitations, into an untaxed reserve referred to as a safety reserve, which amounted to $1.3 billion at September 30, 2009. Under GAAP, an amount equal to the safety reserve, net of a related deferred tax liability established at the Swedish tax rate of 26.3%, is classified as shareholders’ equity. Generally, this deferred tax liability is only required to be paid by WMRe Sirius if it fails to maintain predetermined levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on WMRe Sirius’ safety reserve ($344 million at September 30, 2009) is included in solvency capital. Access to the safety reserve is restricted to coverage of aggregate losses and requires the approval of Swedish regulatory authorities. Similar to the approach taken by Swedish regulatory authorities, the major rating agencies generally include the $1.3 billion balance of the safety reserve, without any provision for deferred taxes, in WMRe Sirius’ capital when assessing WMRe Sirius’ financial strength.

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

One of the means by which White Mountains calculates its insurance float is by taking its net investment assets and subtracting its total adjusted capital. The following table illustrates White Mountains’ consolidated insurance float position as of September 30, 2009 and December 31, 2008:

($ in millions)	September 30, 2009		December 31, 2008
Total investments	$9,284.6		$9,002.7
Consolidated limited partnership investments(1)	(46.7)		(50.2)
Cash	258.1		409.6
Investments in unconsolidated affiliates	356.1		116.9
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	(5.9)		197.3
Accounts receivable on unsettled investment sales	47.0		78.2
Accounts payable on unsettled investment purchases	(60.2)		(7.5)
Interest-bearing funds held by ceding companies (2)	96.5		123.7
Interest-bearing funds held under reinsurance treaties (3)	(61.0)		(54.7)
Net investment assets	$9,868.5		$9,816.0

Total White Mountains’ common shareholders’ equity	$3,577.3		$2,898.8
Noncontrolling interest—OneBeacon Ltd.	337.4		283.5
Noncontrolling interest—WMRe Preference Shares	250.0		250.0
Debt	1,050.5		1,362.0
Total capital (1)	$5,215.2		$4,794.3
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	(5.9)		197.3
Total adjusted capital	$5,209.3		$4,991.6
Insurance float	$4,659.2		$4,824.4

Insurance float as a multiple of total adjusted capital	0.9	x	1.0	x
Net investment assets as a multiple of total adjusted capital	1.9	x	2.0	x

Insurance float as a multiple of White Mountains’ common shareholders’ equity	1.3	x	1.7	x
Net investment assets as a multiple of White Mountains’ common shareholders’ equity	2.8	x	3.4	x

(1)          The noncontrolling interest arising from White Mountains’ investments in consolidated limited partnerships has not been included in insurance float or total capital because White Mountains does not benefit from the return on or have the ability to utilize the net assets supporting this noncontrolling interest.

(2)          Excludes funds held by ceding companies from which White Mountains does not receive interest credits.

(3)          Excludes funds held by White Mountains under reinsurance treaties for which White Mountains does not provide interest credits.

Financing

The following table summarizes White Mountains’ capital structure as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
($ in millions)	2009	2008
OBH Senior Notes, carrying value	$606.4	$675.1
WMRe Senior Notes, carrying value	399.1	399.0
WTM Bank Facility	—	200.0
WTM Barclays Facility	—	—
Other debt	45.0	87.9
Total debt	1,050.5	1,362.0
Noncontrolling interest—OneBeacon Ltd.	337.4	283.5
Noncontrolling interest—WMRe Preference Shares	250.0	250.0
Total White Mountains’ common shareholders’ equity	3,577.3	2,898.8
Total capital(1)	5,215.2	4,794.3
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	(5.9)	197.3
Total adjusted capital	$5,209.3	$4,991.6
Total debt to total adjusted capital	20%	27%
Total debt and WMRe Preference Shares to total adjusted capital	25%	32%

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

Refer to the Company’s 2008 Annual Report on Form 10-K for a full discussion regarding White Mountains’ debt obligations as of December 31, 2008.

In September 2009, White Mountains repaid the entire $200 million that had been drawn on the WTM Bank Facility with funds distributed from White Mountains Re.

During the first nine months of 2009, OneBeacon repaid the entire $41 million outstanding under its Mortgage Note and also repurchased $69 million face value of its outstanding OBH Senior Notes.

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

The WTM Bank Facility and WTM Barclays Facility contain various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings and include maintaining certain minimum net worth and maximum debt to capitalization standards. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under these facilities and result in acceleration of principal repayment on any amounts outstanding. At September 30, 2009, White Mountains was in compliance with all of the covenants under the WTM Bank Facility and the WTM Barclays Facility, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

The OBH Senior Notes and the WMRe Senior Notes were issued under indentures which contain restrictive covenants that, among other things, limit the ability of the Company, OBH, WMRe Group and their respective subsidiaries to create liens and enter into sale and leaseback transactions and limits the ability of the Company, OBH, WMRe Group and their respective subsidiaries to consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which the Company, OBH or WMRe Group must adhere. At September 30, 2009, White Mountains was in compliance with all of the covenants under the OBH Senior Notes and the WMRe Senior Notes, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

Cash Flows

Detailed information concerning White Mountains’ cash flows during the nine months ended September 30, 2009 and 2008 follows:

For the nine months ended September 30, 2009

Financing and Other Capital Activities

During the third quarter of 2009, the Company repaid the entire $200 million that had been drawn on the WTM Bank Facility.

During the first quarter of 2009, the Company declared and paid a $9 million cash dividend to its common shareholders.

During the first nine months of 2009, OneBeacon Ltd. declared and paid $60 million in cash dividends to its common shareholders. White Mountains received a total of $45 million of these dividends.

During the first nine months of 2009, OneBeacon repaid the entire $41 million outstanding under its Mortgage Note and repurchased $69 million face value of its outstanding OBH Senior Notes for $63 million.

During the second quarter of 2009, White Mountains Re declared and paid a $9 million cash dividend to holders of the WMRe Preference Shares.

During the first nine months of 2009, White Mountains Re paid $305 million of cash distributions to its immediate parent, which included $30 million received from the weather risk management business.

During the first nine months of 2009, AFI declared and paid $4 million of capital distributions to its immediate parent.

During the first nine months of 2009, White Mountains contributed $133 million in cash to WM Life Re and $32 million in cash to Esurance.

Other Liquidity and Capital Resource Activities

During the first nine months of 2009, White Mountains made payments totaling $43 million, in cash or by deferral into certain non-qualified compensation plans, to participants in the long-term incentive compensation plans of the Company and its subsidiaries.

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

During the first nine months of 2008, OneBeacon Ltd. declared and paid cash dividends of $256 million to its common shareholders, including a $195 million special dividend and $60 million of regular quarterly dividends. White Mountains received a total of $191 million of these dividends.

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

During the first nine months of 2008, White Mountains contributed $44 million in cash to Esurance and $13 million in cash to the weather risk management business.

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

FAIR VALUE CONSIDERATIONS

On January 1, 2008, White Mountains adopted FAS 157 (included in ASC 820-10), Fair Value Measurements. FAS 157 provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). The Statement establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy  prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”).

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

As of September 30, 2009, approximately 93% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturities, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturities including corporate debt, state and other governmental debt, convertible fixed maturity securities and mortgage and  asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include White Mountains’ investments in hedge funds and private equity funds, as well as investments in debt securities, including certain asset-backed securities, where quoted market prices are unavailable. White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by the outside pricing service to determine fair value. The outside pricing services used by White Mountains have indicated that they will only provide prices where observable inputs are available. White Mountains’ process to validate the market prices obtained from the outside pricing sources includes, but is not limited to, periodic evaluation of model pricing methodologies and monthly analytical reviews of certain prices. White Mountains also periodically performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price.

White Mountains’ investments in debt securities, including asset-backed securities, are generally valued using matrix and other pricing models. Key inputs include benchmark yields, benchmark securities, reported trades, issuer spreads, bids, offers, credit ratings and prepayment speeds.

Other long-term investments accounted for at fair value at September 30, 2009 comprised $214 million in hedge funds, $110 million in private equity funds and $40 million of other long-term investments. In addition, at September 30, 2009, other long-term investments also included $14 million in limited partnerships accounted for using the equity method.  At September 30, 2009, all of White Mountains’ investments in hedge funds and private equity funds that were included in other long-term investments were in the form of limited partnership interests. At September 30, 2009, White Mountains held limited partnership investments in 23 hedge funds and 30 private equity funds.  The largest investment in a single fund was $51 million at September 30, 2009.

The fair value of White Mountains’ investments in hedge funds and private equity funds are based upon White Mountains’ proportionate interest in the underlying fund’s net asset value, which is deemed to approximate fair value. The fair value of White Mountains’ investments in hedge funds and private equity funds has been estimated using net asset value because it reflects the fair value of the funds’ underlying investments.  White Mountains employs a number of procedures to assess the reasonableness of the fair value measurements, for its other long-term investments including obtaining and reviewing each fund’s audited financial statements and discussing each fund’s pricing with the fund’s manager.  However, since the fund managers do not provide sufficient information to independently evaluate the pricing inputs and methods for each underlying investment, the inputs are considered to be unobservable.  Accordingly, the fair values of White Mountains’ investment in hedge funds and private equity funds have been classified as Level 3.

In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using current market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund’s net asset value.  In circumstances where White Mountains’ portion of a fund’s net asset value is deemed to differ from fair value due to illiquidity or other factors associated with White Mountains’ investment in the fund, the net asset value is adjusted accordingly.  At September 30, 2009, White Mountains did not record an adjustment to the net asset value related to its investments in hedge funds or private equity funds.

Market Risk

Widening and tightening of spreads generally translate into decreases and increases in fair values of fixed maturity investments. The table below summarizes the estimated effects of hypothetical widening and tightening of spreads for different classes of the White Mountains’ fixed maturity and convertible fixed maturity portfolios.

	September 30, 2009
Millions	Fair Value	Tighten 50	Tighten 25	Widen 25	Widen 50
U.S Government and agency obligations	$713.2	$.2	$.1	$(.3)	$(.6)
Foreign government, agency and provincial obligations	979.9	.1	.1	(.3)	(.6)

		Tighten 100	Tighten 50	Widen 50	Widen 100
Agency mortgage-backed	1,092.9	12.5	8.3	(10.6)	(20.8)
Asset-backed	135.7	.3	.2	(.7)	(1.4)

		Tighten 200	Tighten 100	Widen 100	Widen 200
Debt securities issued by industrial corporations	2,361.6	140.3	79.7	(85.9)	(166.3)
Municipal obligations	4.9	.1	—	(.1)	(.2)
Convertible fixed maturities	326.7	4.1	2.3	(7.0)	(13.9)

		Tighten 400	Tighten 200	Widen 200	Widen 400
Non-agency commercial mortgage-backed	402.5	20.0	12.9	(13.7)	(26.5)

		Tighten 600	Tighten 300	Widen 300	Widen 600
Preferred stocks	78.6	4.5	4.2	(6.4)	(14.9)
Non-agency residential mortgage-backed	166.9	22.7	10.9	(9.2)	(17.1)

Sensitivity analysis of likely returns on hedge fund and private equity fund investments

White Mountains’ investment portfolio includes investments in hedge funds and private equity funds. At September 30, 2009, the value of investments in hedge funds and in private equity funds was $214 million and $110 million, respectively.  The hedge funds’ and private equity funds’ underlying investments are typically publicly traded and private common equity investments, and, as such, are subject to market risks that are similar to those in White Mountains’ common equity portfolio.

The following illustrates the estimated effect on September 30, 2009 fair value resulting from a 10% change and a 30% change in market value:

	September 30, 2009
	Change in fair value		Change in fair value
Millions	10% decline	10% increase	30% decline	30% increase
Hedge funds	$(21.4)	$21.4	$(64.2)	$64.2
Private equity funds	$(11.0)	$11.0	$(33.0)	$33.0

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

The following table summarizes White Mountains’ total fair value measurements and the fair value measurements based on Level 3 inputs for investments at September 30, 2009:

	September 30, 2009
Millions	Fair value	Level 3 Inputs	Level 3 Inputs as a % of total fair value
US Government obligations	$713.2	$.9	.1%
Debt securities issued by industrial corporations	2,361.6	20.7	.9%
Municipal obligations	4.9	—	—
Mortgage-backed and asset-backed securities	1,798.0	84.1	4.7%
Foreign government, agency and provincial obligations	979.9	—	—
Preferred stocks	78.6	74.4	94.7%
Fixed maturities	5,936.2	180.1	3.0%
Common equity securities	307.6	123.3	40.1%
Convertible fixed maturity investments	326.7	—	—
Short-term investments	2,336.6	—	—
Other long-term investments (1)	363.7	363.7	100.0%
Total investments	$9,270.8	$667.1	7.2%

(1) The fair value of investment partnerships excludes carrying value of $13.8 associated with other long-term investment limited partnerships accounted for using the equity method.

White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturities at March 31, June 30, and September 30, 2009 comprise securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.

The following table summarizes the changes in White Mountains’ Level 3 fair value measurements for the nine months ended September 30, 2009:

Millions	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other long-term investments	Total
Balance at January 1, 2009	$156.4	$113.3	$—	$401.2	$670.9
Total realized and unrealized losses	(3.6)	(3.6)	—	(44.3)	(51.5)
Purchases	22.2	—	.7	45.5	68.4
Sales	(17.1)	(.4)	—	(22.2)	(39.7)
Transfers in	52.1	—	—	—	52.1
Transfers out	(39.4)	—	—	—	(39.4)
Balance at March 31, 2009	170.6	109.3	.7	380.2	660.8
Total realized and unrealized gains	17.9	7.9	.1	26.9	52.8
Purchases	6.7	—	3.4	2.1	12.2
Sales	(26.1)	(.2)	(.2)	(18.3)	(44.8)
Transfers in	36.9	—	—	—	36.9
Transfers out	(50.1)	—	—	—	(50.1)
Balance at June 30, 2009	155.9	117.0	4.0	390.9	667.8
Total realized and unrealized gains	18.5	6.4	.1	11.3	36.3
Purchases	19.7	.2	.7	5.2	25.8
Sales	(15.3)	(.3)	(1.3)	(43.7)	(60.6)
Transfers in	26.1	—	—	—	26.1
Transfers out	(24.8)	—	(3.5)	—	(28.3)
Balance at September 30, 2009	$180.1	$123.3	$—	$363.7	$667.1

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

Level 3 measurements — transfers in and out  — Three-month period ended September 30, 2009

The estimated fair value of $26.1 million for three securities for which the quoted market prices provided by a third party source were deemed to be unreliable and could not be validated against an alternative third party source were valued using industry standard pricing models described above and are reflected in “Transfers in” during the quarter ended September 30, 2009. These securities are considered to be Level 3 because the measurements are not directly observable. Quoted market prices for these securities had been used at June 30, 2009 to estimate fair value, and as such these securities were categorized as Level 2 measurements at June 30, 2009. The fair value for these securities determined using the industry standard pricing model was $2.7 million less than the estimated fair value based upon quoted prices provided by a third party. During the third quarter of 2009, nine securities which had been classified as Level 3 measurements at June 30, 2009 were recategorized as Level 2 measurements when quoted market prices that were considered reliable and could be validated against an alternative source were available at September 30, 2009. These measurements comprise “Transfers out” of $(24.8) million for fixed maturities and $(3.5) million for convertible fixed maturities for the period ended September 30, 2009.

The following table summarizes the amount of total gains (losses) included in earnings attributable to unrealized investment gains (losses) for three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2009	2008	2009	2008
Fixed maturities	$24.2	$(2.1)	$49.3	$(23.3)
Common equity securities	6.3	(12.3)	11.2	(16.4)
Convertible fixed maturities	—	—	.1	—
Other long-term investments	(3.5)	(83.7)	34.7	(85.7)
Total unrealized investment gains (losses) - Level 3 assets	$27.0	$(98.1)	$95.3	$(125.4)

White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. White Mountains carries the benefit guarantees at fair value. The fair value of the guarantees is estimated using actuarial and capital market assumptions related to the projected cash flows over the term of the reinsurance agreement. The valuation uses assumptions about policyholder behavior (e.g., surrenders and lapse rates), market volatilities and other factors, and includes a risk margin which represents the additional compensation a market participant would require to assume the risks related to the business. The selection of surrender and lapse rates, market volatility assumptions, risk margins and other factors requires the use of significant management judgment.  Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value of the liabilities associated with these guarantees that could materially affect results of operations.  All of White Mountains’ variable annuity reinsurance liabilities ($398.5 million) were classified as Level 3 measurements at September 30, 2009.

Assumptions regarding policyholder behavior, particularly surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimate.  Policyholder behavior is especially difficult to predict given that the variable annuity market in Japan is relatively new. WM Life Re’s reinsured contracts have been in force less than five years and the recent financial turmoil is unprecedented for this type of product in the Japanese market.  Consequently, WM Life Re continues to project surrender rates by year for policies based on a combination of actual experience and management’s expectations of policyholder behavior over the life of the contract. Actual policyholder behavior may differ materially from WM Life Re’s projections and is expected to be sensitive to a number of factors such as the level of the account value versus guarantee value, applicable surrender charges, annuitants’ views of the primary insurance company’s financial strength and ability to pay the guarantee at maturity, annuitants’ need for money in a prolonged recession and time remaining to receive the guarantee at maturity. WM Life Re monitors annuitant related experience and compares it with actuarial assumptions, including surrender, lapse and mortality rates, and adjusts relevant assumptions if required. As a result of surrender experience that was lower than WM Life Re’s assumptions in the first half of 2009, WM Life Re reduced surrender assumptions for each of the remaining policy years to maturity. The resulting charge for this adjustment was $22 million in the second quarter of 2009.  At the current level of account values, the sensitivity of the fair value of the liability to future potential changes in surrender assumptions is as follows:

Millions	Increase in fair value of liability
Decrease 50%	$30 million
Decrease 100% (to zero surrenders)	$62 million

The following table summarizes the changes in White Mountains’ variable annuity reinsurance liabilities and derivative instruments for the nine months ended September 30, 2009:

	Variable Annuity	Derivative Instruments
Millions	(Liabilities) Level 3	Level 3 (1)	Level 2 (2)	Level 1 (3)	Total
Balance at January 1, 2009	$(467.1)	$198.3	$5.0	$(24.9)	$178.4
Purchases	—	8.8	—	—	8.8
Realized and unrealized gains (losses)	34.8	(15.7)	(6.4)	(31.0)	(53.1)
Transfers in (out)	—	—	—	—	—
Sales/settlements	—	—	—	11.6	11.6
Balance at March 31, 2009	(432.3)	191.4	(1.4)	(44.3)	145.7
Purchases	—	35.5	—	—	35.5
Realized and unrealized gains (losses)	54.2	(35.5)	4.4	(60.6)	(91.7)
Transfers in (out)	—	—	—	—	—
Sales/settlements	—	—	(2.2)	105.7	103.5
Balance at June 30, 2009	(378.1)	191.4	.8	.8	193.0
Purchases	—	6.3	—	—	6.3
Realized and unrealized gains (losses)	(20.4)	12.4	3.9	(8.9)	7.4
Transfers in (out)	—	—	—	—	—
Sales/settlements	—	—	(1.3)	18.9	17.6
Balance at September 30, 2009	$(398.5)	$210.1	$3.4	$10.8	$224.3

(1)  Comprises OTC instruments.

(2)  Comprises interest rate swaps. Fair value measurement based upon bid/ask pricing quotes for similar instruments that are actively traded.

(3)  Comprises exchange traded equity index, foreign currency and interest rate futures. Fair value measurements based upon quoted prices for identical instruments that are actively traded.

All of White Mountains’ weather risk management contracts ($6.2 million) were classified as Level 3 measurements at September 30, 2009. The following table summarizes the changes in White Mountains’ weather risk management contract Level 3 measurements for the nine months ended September 30, 2009:

	Nine Months Ended September 30,
Millions	2009	2008
Net liability for weather derivative contracts as of January 1 (1)	$13.1	$17.9
Net consideration (paid) received during the period for new contracts	(8.3)	16.5
Net payments received (made) on contracts settled during the period	.4	(10.9)
Net increase (decrease) in fair value on settled and unsettled contracts	1.0	(6.6)
Net liability for weather derivative contracts as of September 30 (2)	$6.2	$16.9

(1)   Includes unamortized deferred gains of $5.1 and $2.9 as of January 1, 2009 and 2008.

(2)   Includes unamortized deferred gains of $2.4 and $4.5 as of September 30, 2009 and 2008.

NON-GAAP FINANCIAL MEASURES

This report includes three non-GAAP financial measures that have been reconciled to their most comparable GAAP financial measures. White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ results of operations and financial condition.

Adjusted comprehensive income is a non-GAAP financial measure that excludes the change in net unrealized gains and losses from Symetra’s fixed maturity portfolio from comprehensive income. In the calculation of comprehensive income under GAAP, fixed maturity investments are marked-to-market while the liabilities to which those assets are matched are not. Symetra attempts to earn a “spread” between what it earns on its investments and what it pays out on its products. In order to try to fix this spread, Symetra invests in a manner that tries to match the duration and cash flows of its investments with the required cash outflows associated with its life insurance and structured settlements products. As a result, Symetra typically earns the same spread on in-force business whether interest rates fall or rise. Further, at any given time, some of Symetra’s structured settlement obligations may extend 40 or 50 years into the future, which is further out than the longest maturing fixed maturity investments regularly available for purchase in the market (typically 30 years). For these long-dated products, Symetra is unable to fully match the obligation with assets until the remaining expected payout schedule comes within the duration of securities available in the market. If at that time, these fixed maturity investments have yields that are lower than the yields expected when the structured settlement product was originally priced, the spread for the product will shrink and Symetra will ultimately harvest lower returns for its shareholders. GAAP comprehensive income increases when rates decline, which would suggest an increase in the value of Symetra - the opposite of what is happening to the intrinsic value of the business. Therefore, White Mountains’ management and Board of Directors use adjusted comprehensive income when assessing Symetra’s quarterly financial performance. In addition, this measure is typically the predominant component of change in adjusted book value per share, which is used in calculation of White Mountains’ performance for both short-term (annual bonus) and long-term incentive plans. The reconciliation of adjusted comprehensive income to comprehensive income is included on page 34.

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

Total capital at White Mountains is comprised of White Mountains’ common shareholders’ equity, debt and noncontrolling interest in OneBeacon Ltd and the WMRe Preference Shares. Total adjusted capital excludes the equity in net unrealized gains from Symetra’s fixed maturity portfolio from total capital. The reconciliation of total capital to total adjusted capital is included on page 48.

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

•                  recorded loss reserves subsequently proving to have been inadequate; and

•                  actions taken by ratings agencies from time to time, such as financial strength or credit ratings downgrades or placing ratings on negative watch;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Refer to White Mountains’ 2008 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”.  As of September 30, 2009, there were no material changes in the market risks as described in White Mountains’ most recent Annual Report.

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

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 30, 2009.

Part II.                               OTHER INFORMATION

Item 1.                                Legal Proceedings.

Scandinavian Re

On August 19, 2009, the arbitration panel hearing the arbitration proceeding between Scandinavian Re and St. Paul Fire & Marine Insurance Company, et. al. (“St. Paul”) issued a final decision.  This arbitration related to a dispute over a multi-year Retrocessional Casualty Aggregate Stop Loss Agreement (“Agreement”) concerning certain classes of casualty reinsurance written by St. Paul during the 1999-2001 underwriting years. Scandinavian Re had argued that the Agreement should be reformed or rescinded. The final decision stated, among other things, that the Agreement is valid and enforceable and shall be applied based on the written terms of the Agreement.  The decision did not have a material effect on White Mountains’ financial position.

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

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date: October 30, 2009	By:	/s/ J. Brian Palmer
J. Brian Palmer
Vice President and Chief Accounting Officer