Form 10-K
period 2009-12-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2010-02-26
CIK 776867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.    Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The aggregate market value of voting shares (based on the closing price of those shares listed on the New York Stock Exchange and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates of the Registrant as of June 30, 2009, was $1,787,727,354.

As of February 25, 2010, 8,843,656 common shares, par value of $1.00 per share, were outstanding (which includes 100,870 restricted common shares that were not vested at such date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Registrant’s Annual General Meeting of Members scheduled to be held May 26, 2010 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of U.S.-based property and casualty insurance companies (collectively “OneBeacon”), most of which operate in a multi-company pool. OneBeacon has historically offered a range of specialty, commercial and personal products and services sold primarily through independent agents and brokers. However, OneBeacon recently entered into two transactions that will transform it into a specialty lines company.  On December 3, 2009, OneBeacon sold the renewal rights to its non-specialty commercial lines business and, on February 2, 2010, OneBeacon entered into a definitive agreement to sell its personal lines business. During the fourth quarter of 2006, White Mountains sold 27.6 million, or 27.6%, of OneBeacon Ltd.’s common shares in an initial public offering (the “OneBeacon Offering”).  As of December 31, 2009 White Mountains owned 75.4% of OneBeacon Ltd.’s outstanding common shares.

The White Mountains Re segment consists of White Mountains Re Ltd., an exempted Bermuda limited liability company, and its subsidiaries (collectively, “White Mountains Re”). White Mountains Re offers reinsurance capacity for property, casualty, accident & health, agriculture, aviation and space, and certain other exposures on a worldwide basis through its subsidiaries, Sirius International Insurance Corporation (“WMRe Sirius”) and White Mountains Reinsurance Company of America (“WMRe America”, formerly known as Folksamerica Reinsurance Company). In September 2009, White Mountains Re substantially completed a reorganization of its Bermuda reinsurance operations whereby the in-force business and infrastructure of White Mountains Re Bermuda Ltd. (“WMRe Bermuda”) was transferred to WMRe Sirius, which established a branch office in Bermuda to maintain the group’s presence in the Bermuda market. White Mountains Re also specializes in the acquisition and management of run-off insurance and reinsurance companies both in the United States and internationally, through its White Mountains Re Solutions division.  White Mountains Re also includes Scandinavian Reinsurance Company, Ltd. (“Scandinavian Re”), which is in run-off, and the consolidated results of the Tuckerman Capital II, LP fund (“Tuckerman Fund II”), which was transferred to White Mountains Re from Other Operations, effective June 30, 2008.

The Esurance segment consists of Esurance Holdings, Inc., its subsidiaries and Answer Financial Inc. (“Answer Financial”) (collectively, “Esurance”).  Esurance writes personal auto insurance directly to customers online and through select online agents. Esurance generates additional revenues from the placement of shoppers whose policies it does not write with unaffiliated insurance companies.  Answer Financial, which White Mountains acquired during 2008, is an independent personal insurance agency that sells insurance online and through call centers for many insurance companies, including Esurance, utilizing a comparison quoting platform.

White Mountains’ Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), its variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd. (“WM Life Re”) and its weather risk management business. Both WM Life Re and the weather risk management business are in run-off.  The Other Operations segment also includes White Mountains’ investments in Lightyear Delos Acquisition Corporation (“Delos”), common shares and warrants to purchase common shares of Symetra Financial Corporation (“Symetra”) and the consolidated results of the Tuckerman Capital, LP fund (“Tuckerman Fund I”) and Tuckerman Fund II until its transfer to White Mountains Re, effective June 30, 2008, as well as various other entities not included in other segments.  The Other Operations segment also included the International American Group, Inc. (the “International American Group”) prior to its disposition in October 2008, which included American Centennial Insurance Company and British Insurance Company of Cayman, both of which were in run-off.

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

ONEBEACON

OneBeacon, whose United States headquarters are in Canton, Massachusetts, is a property and casualty insurance writer that provides a range of specialty insurance products. With roots dating back to 1831, OneBeacon has been operating for more than 175 years and has relationships with many independent agencies and brokers. At December 31, 2009 and 2008, OneBeacon had $7.5 billion and $7.9 billion of total assets and $1.4 billion and $1.2 billion of OneBeacon’s shareholders’ equity. At December 31, 2009 and 2008, White Mountains reported $351 million and $284 million of noncontrolling interest related to its ownership in OneBeacon. OneBeacon wrote approximately $1.9 billion and $2.0 billion in net written premiums in 2009 and 2008.

The following table presents the financial strength ratings assigned to OneBeacon’s principal insurance operating subsidiaries:

	A.M. Best(1)	Standard & Poor’s(2)	Moody’s(3)	Fitch(4)
Rating	“A” (Excellent)	“A” (Strong)	“A2” (Good)	“A” (Strong)
Outlook	Stable	Watch Negative(5)	Negative	Negative

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

(5)         Placed on Watch Negative on February 2, 2010.

Recent Developments

OneBeacon recently entered into two transactions that will transform it into a specialty lines insurance company. OneBeacon expects that the transactions will free up significant capital, increase its financial flexibility and also substantially reduce its catastrophe exposure.

Commercial Lines. On December 3, 2009, OneBeacon sold the renewal rights to approximately $490 million in premiums from its non-specialty commercial lines business to The Hanover Insurance Group (“The Hanover”). The transaction included small commercial accounts and the non-specialty portion of the middle-market business, beginning with January 1, 2010 effective dates (the “Commercial Lines Transaction”). As consideration, OneBeacon received $23 million, and will receive an additional 10 percent of premiums renewed in excess of $200 million for the first renewal period. OneBeacon will continue to manage claims from business written prior to the Commercial Lines Transaction and from business written by The Hanover through June 30, 2010. The Hanover will reimburse OneBeacon for expenses incurred to provide the claims administration services.

Personal Lines.  On February 2, 2010, OneBeacon entered into a definitive agreement to sell its personal lines business to Tower Group, Inc. (the “Personal Lines Transaction”). The transaction includes two insurance companies containing the personal lines business, and two attorneys-in-fact managing the reciprocal exchanges that write the personal lines business in New York and New Jersey. Net written premiums for the business being sold total approximately $420 million for the year ended December 31, 2009. As consideration, OneBeacon will receive an amount equal to the statutory surplus in the reciprocal exchanges (approximately $103 million at December 31, 2009, including the par value of the surplus notes issued by the exchanges), the GAAP equity in the insurance companies and attorneys-in-fact (approximately $45 million at December 31, 2009), plus $32.5 million. AutoOne Insurance (“AutoOne”) is not being sold as part of this transaction. The sale is subject to certain state regulatory approvals and is expected to close in the second quarter of 2010.

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

OneBeacon derives substantially all of its revenues from earned premiums, investment income and net realized and unrealized gains and losses on investment securities. Earned premiums represent premiums received from insureds, which are recognized as revenue over the period of time that insurance coverage is provided (i.e., ratably over the life of the policy). A significant period of time normally elapses between the receipt of insurance premiums and the payment of insurance claims. During this time, OneBeacon invests the premiums, earns investment income and generates net realized and unrealized investment gains and losses on investments.

Insurance companies incur a significant amount of their total expenses from policyholder losses, which are commonly referred to as claims. In settling policyholder losses, various loss adjustment expenses (“LAE”) are incurred such as insurance adjusters’ fees and litigation expenses. In addition, insurance companies incur policy acquisition expenses, such as commissions paid to agents and premium taxes, and other expenses related to the underwriting process, including their employees’ compensation and benefits.

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

Lines of Business

OneBeacon’s business is managed through two underwriting units: (i) specialty lines and (ii) personal lines, nearly all of which is subject to the Personal Lines Transaction. OneBeacon’s specialty lines businesses are national in scope, while its personal lines have been exclusively available in the eight Northeastern states (the New England states, New York and New Jersey). OneBeacon also has run-off business, which primarily consists of non-specialty commercial lines business which is being transferred to The Hanover, national accounts, certain specialty programs and regional agency business transferred to Liberty Mutual Insurance Group (“Liberty Mutual”) effective November 1, 2001.

For the years ended December 31, 2009, 2008 and 2007, OneBeacon’s net written premiums by line of business were as follows:

Net written premiums by line of business	Year Ended December 31,
Millions	2009	2008	2007
Specialty (1)	$946.2	$836.9	$654.0
Personal	508.7	618.7	690.4
Run-off (2)	451.8	507.5	520.0
Total	$1,906.7	$1,963.1	$1,864.4

(1)         Specialty lines now includes Technology, Financial Services, OneBeacon Specialty Property, and Property and Inland Marine businesses which were excluded from the Commercial Lines Transaction. Prior periods have been reclassified to conform to the current presentation.

(2)         Run-off includes non-specialty commercial lines business subject to the Commercial Lines Transaction and other run-off business. Prior periods have been reclassified to conform to the current presentation.

Specialty Lines

OneBeacon’s specialty lines are a collection of niche businesses that focus on solving the unique needs of particular customer groups on a national scale. OneBeacon’s specialty lines businesses provide distinct products and offer tailored coverages and services, managed by teams of market specialists. These businesses maintain stand-alone operations and distribution channels targeting their specific customer groups. OneBeacon’s specialty lines include several businesses focused on smaller property-casualty insurance segments where particular expertise and relationships with similarly focused distribution partners has resulted historically in strong operating results. These businesses maintain their competitive advantage through a deep knowledge of their respective customers and markets. As a result of entering into the Commercial Lines Transaction, OneBeacon’s specialty lines now includes Technology, Financial Services, OneBeacon Specialty Property, and Property and Inland Marine businesses, which were formerly included in OneBeacon’s commercial lines underwriting unit. OneBeacon’s specialty lines businesses include:

•                  OneBeacon Professional Insurance (“OBPI”):  OBPI, formerly known as OneBeacon Professional Partners, specializes in professional liability insurance products for an increasingly broad range of industry groups. OBPI’s original focus on health-care related liability insurance continues while expansion into non-health-care related liability insurance segments has increased over the last five years. Medical liability insurance for health-care industry segments, including hospitals, physician groups, managed care organizations, long-term care facilities and other non-hospital medical facilities, represents the most significant share of OBPI’s business. Additionally, OBPI offers stop loss insurance to certain health-care providers through its provider excess insurance and HMO reinsurance products. Errors and omissions liability insurance coverage is also provided to business segments including design professionals for the construction industry, law firms, in-house counsel, realtors and media organizations. Management liability coverage, specifically directors and officers and employment practices insurance, is offered on a limited basis to some of the business segments noted above. Underwriting, claims and risk control services are managed internally. OBPI’s policies are primarily issued on a “claims made” basis, which covers losses reported during the time period when a liability policy is in effect, regardless of when the event causing the claim actually occurred.

•                  Collector Cars and Boats:  In the second quarter of 2008, OneBeacon began to provide property and casualty insurance solutions through an exclusive partnership with Hagerty Insurance Agency and Hagerty Classic Marine Insurance Agency (“Hagerty”), the nation’s premier collector car and classic boat agencies. Hagerty’s specialty services include collector car and wooden boat insurance, automotive museum insurance, restoration shop insurance, vehicle valuation, financing and roadside assistance, as well as a variety of useful information resources. Its Hagerty Plus community of collector car enthusiasts has over 280,000 members. Hagerty works proactively on hobby advocacy and supports the Collectors Foundation, a nonprofit organization formed by Hagerty and dedicated to the preservation of the hobby.

•                  International Marine Underwriters (“IMU”):  A leading provider of marine insurance, this business traces its roots back to the early 1900s. IMU coverages include physical damage or loss and general liability for cargo and commercial hull, both at primary and excess levels. IMU also offers coverage for marinas, including a “package” product with comprehensive property and liability coverage, and yachts, the offerings for which were strengthened by IMU’s acquisition in October 2006 of yacht-specialist National Marine Underwriters, Inc., a yacht insurance managing general agency. IMU does not offer offshore energy products. Target customers include ferry operators and charter boats (hull), marina operators and boat dealers (package product) and private-pleasure yachts with hull values of less than $1 million.

•                  Technology:  Technology’s customer groups include hardware manufacturers, software companies, and telecommunications service providers. OneBeacon’s custom @vantage for Technology policies provides coverage for technology customers’ unique needs including specialized professional liability such as data privacy, communications and errors and omissions liability, both domestically and internationally. Within the Technology segment, OneBeacon also specializes further with a product tailored for medical technology customers available on a claims-made or occurrence basis that also provides protection worldwide. Within this class, OneBeacon targets medical device manufacturers and operations.

•                  Property and Inland Marine (“PIM”):  The PIM segment provides monoline property and inland marine products. OneBeacon’s property focus is on the real estate, health-care, education, aviation, municipality and manufacturing sectors, while inland marine targets the construction, transportation and fine arts segments. OneBeacon delivers creative and tailored solutions that fit its customers’ unique needs through broad coverage forms and specialized risk control and claims handling capabilities.

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

•                  Specialty Accident and Health (“A&H”):  A&H provides accident insurance principally to employer groups, associations and affinity groups. A&H’s products include corporate accident, travel accident and occupational accident coverage, which is primarily targeted to the trucking industry. In the fourth quarter of 2008, A&H launched OneBeacon Services to provide employer and affinity groups with access to a suite of services to help manage today’s emerging issues. OneBeacon Services include a discounted prescription drug program, identity theft resolution services and travel assistance services. The A&H group distributes products through independent agents and brokers and selectively markets directly to customers.

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

•                  Financial Services: The Financial Services segment commenced operations in October 2005 by targeting a broad range of financial services companies including credit unions, investment advisers, securities broker/dealers, insurance companies and commercial banks. Through its @vantage for Financial Services product, OneBeacon provides customers with broad property and general liability protection. For community banks with under $3 billion in assets, the product may be augmented with specialized professional liability coverages.

•                  OneBeacon Specialty Property (“OBSP”):  OBSP provides protection against certain damages over and above those covered by primary policies or a large self-insured retention. Target classes include apartments and condominiums, commercial real estate, small-to-medium manufacturing, retail/wholesale and public entity and educational institutions. OBSP targets customers with low catastrophe-exposed risks. OBSP solutions are provided primarily through surplus lines wholesalers in all 50 states and the District of Columbia.

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

•                  OneBeacon Energy (“OBEG”): OBEG began offering property and casualty products in July 2009 to companies engaged in traditional upstream and midstream oil and gas production, storage and distribution and companies who use renewable energy resources to generate power or produce alternative fuels. OBEG’s coverages include monoline property, monoline general liability, general liability combined with automobile liability and lead umbrella. All coverages offered are specifically tailored for these markets and risks. OBEG does not offer offshore energy products. Market-leading agents and brokers that specialize in the energy business strategically distribute OBEG’s products throughout the United States.

For the years ended December 31, 2009, 2008 and 2007, OneBeacon’s specialty lines net written premiums were as follows:

Specialty lines net written premiums (1)	Year Ended December 31,
Millions	2009	2008	2007
OBPI	$266.9	$239.9	$213.9
Collector Cars and Boats	144.8	110.0	—
IMU	135.5	157.0	158.6
Other specialty lines (2)	399.0	330.0	281.5
Total specialty lines	$946.2	$836.9	$654.0

(1)         Specialty lines now includes Technology, Financial Services, OBSP and PIM which were formerly reported in commercial lines. Prior periods have been reclassified to conform to the current presentation.

(2)         Other specialty lines includes EBI, A&H, OBGR, OBEG, Dewar, Technology, Financial Services, OBSP and PIM. No individual business included in other specialty lines generated greater than $85 million in annual net written premiums.

Personal Lines

OneBeacon’s personal lines underwriting unit is comprised of traditional personal lines, which is subject to the Personal Lines Transaction, and AutoOne. For the years ended December 31, 2009, 2008 and 2007, personal lines net written premiums were as follows:

Personal lines net written premiums	Year Ended December 31,
Millions	2009	2008	2007
Traditional excluding reciprocals	$225.5	$296.4	$338.0
Reciprocals	194.4	203.2	221.3
Traditional personal lines	419.9	499.6	559.3
AutoOne	88.9	119.9	134.6
Other(1)	(.1)	(.8)	(3.5)
Total personal lines	$508.7	$618.7	$690.4

(1)         Represents elimination between traditional personal lines and AutoOne.

Traditional personal lines:

OneBeacon’s traditional personal lines provided a comprehensive suite of personal insurance products sold through select independent agents with a focus on eight Northeastern states. OneBeacon’s personal lines products include:

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

Within traditional personal lines, in addition to automobile, homeowners and package policy offerings, OneBeacon also includes management services provided to reciprocals and the consolidation of the reciprocals described below.

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

•                  Reciprocals:  OneBeacon provides management services for a fee to three reciprocal insurance exchanges, which OneBeacon refers to as reciprocals. The reciprocals offer the OneChoice product as described above. OneBeacon created and capitalized these reciprocals by lending them funds in exchange for surplus notes. Reciprocals are policyholder-owned insurance carriers organized as unincorporated associations. OneBeacon has no ownership interest in these reciprocals. As required by GAAP, White Mountains’ consolidated financial statements reflect the consolidation of these reciprocals. See Note 17—“Variable Interest Entities” of the accompanying consolidated financial statements.

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

AutoOne also writes “voluntary take-out business” (policies “taken out” of the assigned risk pool and written in the voluntary market) by selecting policies from the assigned risk business it has assumed for its clients and from select insurance brokers that replace their clients’ assigned risk policies with AutoOne policies. AutoOne receives credits for all premiums taken out of the assigned risk plan which it can use either to reduce its future assigned risk obligations or sell to other carriers that can use the credits to reduce their own quota obligations.

Run-off

Run-off consists of non-specialty commercial lines business included in the Commercial Lines Transaction, as well as national accounts, certain specialty programs and regional agency business transferred to Liberty Mutual effective November 1, 2001.

On December 3, 2009, OneBeacon sold the renewal rights to its non-specialty commercial lines business to The Hanover. The transaction includes small commercial accounts and the non-specialty portion of the middle-market business, beginning with January 1, 2010 effective dates. OneBeacon will continue to manage claims from its non-specialty commercial lines policies written prior to the January 1, 2010 effective date of the Commercial Lines Transaction and from business written by The Hanover through June 30, 2010. The Hanover will reimburse OneBeacon for expenses incurred to provide the claims administration services.

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

Geographic Concentration

OneBeacon’s net written premiums are derived solely from business produced in the United States. Business from specialty, personal and run-off lines was produced in the following states:

	Year Ended December 31,
Net written premiums by state	2009	2008	2007
New York	18%	21%	22%
Massachusetts	12	14	16
California	11	9	8
New Jersey	7	8	8
Connecticut	5	6	6
Texas	4	3	3
Maine	4	5	6
Other(1)	39	34	31
Total	100%	100%	100%

(1)         No individual state is greater than 4% of specialty, personal or run-off net written premiums for the years ended December 31, 2009, 2008 and 2007.

As a result of the Commercial Lines Transaction and the Personal Lines Transaction, OneBeacon expects its geographic premium distribution going forward to be consistent with its historical specialty lines premiums, which were produced in the following states for the years ended December 31, 2009, 2008 and 2007:

Specialty Lines(1)	Year Ended December 31,
Net written premiums by state	2009	2008	2007
California	13%	12%	10%
New York	9	9	9
Texas	7	7	5
Florida	6	6	8
Massachusetts	6	5	7
New Jersey	4	4	5
Other(2)	55	57	56
Total	100%	100%	100%

(1)         Specialty lines now includes Technology, Financial Services, OBSP and PIM which were formerly reported in commercial lines. Prior periods have been reclassified to conform to the current presentation.

(2)         No individual state is greater than 4% of specialty net written premiums for the years ended December 31, 2009, 2008 and 2007.

Marketing and Distribution

OneBeacon offers its products through a network comprised of independent agents, regional and national brokers and wholesalers. OneBeacon’s distribution relationships consist of approximately 3,400 agencies and brokers. In recent years, OneBeacon has expanded its distribution channels to include select managing general agencies (“MGAs”), either through acquisitions or exclusive relationships. These MGAs focus on a particular customer group with tailored products and services, and related expertise.

OneBeacon’s specialty lines businesses are managed from locations logistically appropriate to their target markets. OBPI is based in Avon, Connecticut and distributes its products through select national and regional brokers and agents. IMU is headquartered in New York City and operates through ten locations throughout the United States. Its products are distributed through a network of select agencies that specialize in marine business. OneBeacon’s collector cars and boats business is written through an exclusive MGA relationship with Hagerty. This relationship has an initial term of 5 years and will be up for renewal in the second quarter of 2013. Dewar’s affiliate, A.W.G. Dewar Agency, which is located in Quincy, Massachusetts, distributes tuition refund products to independent schools and colleges throughout North America. A&H conducts business through independent agents and brokers and selectively markets directly to customers. EBI, an MGA, sells directly and through a network of independent agents through locations in New York City and California. OBGR strategically distributes its products through agents and brokers. OBEG sells through a network of regional agencies and brokers that specialize in the energy industry. Technology, Financial Services, PIM and OBSP are distributed through a network of select independent insurance agencies.

Personal lines products are exclusively available in the eight northeastern states through a network of select independent insurance agencies.

OneBeacon protects the integrity of its franchise value by selectively appointing agents that demonstrate business and geographic profiles that align with its target markets and specialized capabilities. OneBeacon believes in the added value provided by independent insurance agents as they conduct more complete assessments of their clients’ needs, which result in more appropriate coverages and prudent risk management. OneBeacon also believes that independent agents will continue to be a significant force in overall industry premium.

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

OneBeacon uses tiered rating plans in its personal lines, which permits it to offer more tailored price quotes to its customers based on underwriting criteria applicable to each tier. The enhanced accuracy and precision of OneBeacon’s rate plans enable it to more confidently price its products to the exposure, and thereby permit OneBeacon’s agency partners to deliver solutions to a broader range of customers.

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

Competition

Property and casualty insurance is highly competitive. OneBeacon’s competitors include numerous domestic and international insurers, including regional companies, mutual companies, specialty insurance companies, underwriting agencies and diversified financial services companies, some of which have greater financial and marketing resources. The more significant competitive factors for most insurance products OneBeacon offers are price, product terms and conditions, agency and broker relationships and claims service. OneBeacon’s underwriting principles and dedication to independent distribution partners are unlikely to make it the low-cost provider in most markets. While it is often difficult for insurance companies to differentiate their products, OneBeacon believes that by providing superior specialty products to satisfy well-defined market needs and relying on agents and brokers who value our targeted expertise, superior claims service, and disciplined underwriting, they establish their competitive advantage. The continued existence of carriers operating with lower cost structures places ongoing pressure on OneBeacon’s pricing and terms and conditions, which may impact its ability to compete.

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

Claims are separately organized by the respective operations. Through 2009, claims have been organized by specialty, commercial, personal and run-off operations. No change has been made within claims management related to business subject to the Commercial Lines Transaction. This approach allows OneBeacon to better identify and manage claims handling costs. In addition, a shared claims service unit manages costs related to both staff and vendors. OneBeacon has adopted a total claims cost management approach that gives equal importance to controlling claims handling expenses, legal expenses and claims payments, enabling OneBeacon to lower the sum of the three. This approach requires the utilization of a considerable number of conventional metrics to monitor the effectiveness of various programs implemented to lower total loss costs. The metrics are designed to guard against implementation of expense containment programs that will cost OneBeacon more than it expects to save.

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

Calendar year reported claims in OneBeacon’s legacy run-off operations, which excludes business subject to the Commercial Lines Transaction, were 1,400 in 2009 compared to 1,600 in 2008, a 13% reduction, in part due to the lapse of time and the nature of run-off operations. These levels of reported claims are down from 1,800 in 2007, 2,400 in 2006 and 3,400 in 2005. Total open claims for legacy run-off operations were 4,000 at December 31, 2008 compared to 4,600 at December 31, 2008, a 14% reduction, which reflects the success of OneBeacon’s focus on settling claims from its legacy run-off operations. Total open claims for legacy run-off operations were 5,500 in 2007, 7,300 in 2006 and 10,200 in 2005.

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

The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could be material to OneBeacon’s operating results and financial position. Examples of catastrophes include losses caused by earthquakes, wildfires, hurricanes and other types of storms and terrorist acts. The extent of losses caused by catastrophes is a function of the amount and type of insured exposure in an area affected by the event as well as the severity of the event. OneBeacon uses models (primarily AIR Version 11) to estimate the probability of the occurrence of a catastrophic event as well as potential losses under various scenarios. OneBeacon uses this model output in conjunction with other data to manage its exposure to catastrophe losses through individual risk selection and by limiting its concentration of insurance written in catastrophe-prone areas such as coastal regions. In addition, OneBeacon imposes wind deductibles on existing coastal windstorm exposures. OneBeacon believes that its largest single event natural catastrophe exposures are Northeastern United States windstorms and California earthquakes.

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

Effective January 1, 2009, in an effort to further reduce its property catastrophe exposure in the Northeast, OneBeacon entered into a quota share agreement with a group of reinsurers to cede 30% of its Northeast personal lines homeowners business written through OneBeacon Insurance Company (“OBIC”) and its subsidiary companies, along with Adirondack Insurance Exchange (“Adirondack”) and New Jersey Skylands Insurance Association in New York and New Jersey, respectively. The program provides supplemental protection to previously established reinsurance described above. The reinsurers are all rated “A” (Excellent, the third highest of fifteen financial strength ratings) or better by A.M. Best. Effective January 1, 2010, OneBeacon renewed the quota share agreement.

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

OneBeacon’s non-specialty commercial lines business that was subject to the Commercial Lines Transaction will run off throughout 2010, reducing OneBeacon’s overall catastrophe profile.  OneBeacon anticipates that the Commercial Lines Transaction will result in a reduction in its exposure to Northeast windstorm losses in 2010.  Additionally, OneBeacon anticipates that the Personal Lines Transaction, which is subject to certain regulatory approvals and is expected to close in the second quarter of 2010, will also significantly reduce its Northeast windstorm exposures.

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

OneBeacon also maintains a casualty reinsurance program that provides protection for individual risk or catastrophe losses involving workers compensation, general liability, automobile liability or umbrella liability in excess of $6 million up to $81 million. Corporate accident losses are covered up to $95 million excess of $35 million. This program provides coverage for terrorism losses but does not provide coverage for losses resulting from nuclear, biological, chemical or radiological terrorist attacks.

In addition, OneBeacon has reinsurance contracts with two reinsurance companies rated “AA+” (Very Strong, the second highest of twenty-one financial strength ratings) by Standard & Poor’s and “A++” (Superior, the highest of fifteen financial strength ratings) by A.M. Best. One is the reinsurance cover with NICO, which entitles OneBeacon to recover up to $2.5 billion in ultimate loss and LAE incurred related primarily to claims arising from business written by OneBeacon prior to 1992 for asbestos claims and prior to 1987 for environmental claims, and certain other exposures. As of December 31, 2009, OneBeacon has ceded estimated incurred losses of approximately $2.2 billion to the NICO Cover. Net losses paid totaled $1.2 billion as of December 31, 2009, with $118 million paid in 2009. The other contract is a reinsurance cover with General Reinsurance Corporation (“GRC”) for up to $570 million of additional losses on all claims arising from accident years 2000 and prior (the “GRC Cover”). As of December 31, 2009, OneBeacon has ceded estimated incurred losses of $550 million to the GRC Cover. Pursuant to the GRC Cover, OneBeacon is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OneBeacon intends to only seek reimbursement from GRC for claims which result in payment patterns similar to those supporting OneBeacon’s recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OneBeacon on its own investments. This cost, if any, is expected to be small.

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

OneBeacon estimates its individual retention level for commercial policies subject to the Terrorism Act to be approximately $177 million in 2010, which is based on 2009’s net written premiums. The federal government will pay 85% of covered terrorism losses that exceed OneBeacon’s or the industry’s retention levels in 2010, up to a total of $100 billion.

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

OneBeacon expects that the Commercial Lines Transaction will reduce the terrorism exposure profile as this business runs off throughout 2010.

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

The following information presents (1) OneBeacon’s reserve development over the preceding eight and a half years and (2) a reconciliation of reserves in accordance with accounting principles and practices prescribed or permitted by insurance authorities (“Statutory” basis) to such reserves determined in accordance with GAAP, each as prescribed by Securities Act Industry Guide No. 6.

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

Section II shows the cumulative amount of net loss and LAE paid relating to recorded liabilities as of the end of each succeeding year. Section III shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid loss and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency (the average number of claims submitted per policy during a given period of time) and severity (the average value of claims submitted per policy during a given period of time) patterns, becomes known. Section IV shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2009. Section V shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2009. Section VI shows the cumulative gross (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2009.

	OneBeacon Loss and LAE (2) Years Ended December 31,
($ in millions)	June 1, 2001(1)	2001	2002	2003	2004	2005	2006	2007	2008	2009
I. Liability for unpaid losses and LAE:
Gross balance	$7,011.1	$8,425.2	$7,630.5	$6,237.7	$5,465.3	$5,713.4	$5,108.2	$4,718.8	$4,504.5	$4,125.3
Less: reins. recoverables on unpaid losses and LAE	(2,316.7)	(3,609.7)	(3,560.6)	(2,980.4)	(2,704.5)	(3,382.0)	(3,079.7)	(2,850.6)	(2,708.4)	(2,383.4)
Net balance	$4,694.4	4,815.5	$4,069.9	$3,257.3	$2,760.8	$2,331.4	$2,028.5	$1,868.2	$1,796.1	$1,741.9
II. Cumulative net amount of liability paid through:
1 year later	1,288.1	1,891.3	1,656.6	1,463.5	1,239.3	1,004.6	772.0	700.7	681.2	—
2 years later	2,661.2	3,100.5	2,834.2	2,374.6	1,926.2	1,547.8	1,227.2	1,114.5
3 years later	3,715.3	4,039.6	3,598.1	2,910.0	2,356.9	1,897.6	1,540.0
4 years later	4,480.6	4,634.2	4,049.5	3,236.0	2,628.8	2,131.1
5 years later	4,950.8	4,980.6	4,317.8	3,447.5	2,806.3
6 years later	5,233.4	5,197.1	4,493.9	3,587.7
7 years later	5,415.0	5,338.5	4,616.9
8 years later	5,538.3	5,447.7
9 years later	5,635.2
III. Net liability re-estimated as of:
1 year later	4,759.0	4,872.9	4,216.7	3,357.4	2,855.8	2,354.3	1,980.2	1,806.0	1,712.7	—
2 years later	4,899.7	5,155.0	4,337.0	3,480.5	2,858.1	2,387.2	1,932.5	1,724.2
3 years later	5,348.4	5,244.0	4,453.3	3,496.3	2,945.3	2,350.7	1,873.4
4 years later	5,423.0	5,327.4	4,473.6	3,620.5	2,927.8	2,316.0
5 years later	5,489.2	5,348.9	4,605.5	3,621.6	2,932.1
6 years later	5,499.1	5,477.5	4,609.7	3,620.6
7 years later	5,613.4	5,477.6	4,621.9
8 years later	5,614.5	5,490.8
9 years later	5,628.5
IV. Cumulative net (deficiency)/redundancy	$(934.1)	$(675.3)	$(552.0)	$(363.3)	$(171.3)	$15.4	$155.1	$143.9	$83.4	—
Percent (deficient)/redundant	(19.9)%	(14.0)%	(13.6)%	(11.2)%	(6.2)%	.7%	7.6%	7.7%	4.6%	—
V. Reconciliation of net liability re-estimated as of the end of the latest re-estimation period (see III. above):
Gross re-estimated liability	$9,907.0	$10,120.5	$9,197.5	$7,510.1	$6,449.4	$5,711.8	$4,934.6	$4,557.4	$4,412.7	—
Less: gross re-estimated reinsurance recoverable	(4,278.5)	(4,629.7)	(4,575.7)	(3,889.5)	(3,517.3)	(3,395.8)	(3,061.2)	(2,833.2)	(2,700.0)	—
Net re-estimated liability	$5,628.5	$5,490.8	$4,621.8	$3,620.6	$2,932.1	$2,316.0	$1,873.4	$1,724.2	$1,712.7	—
VI. Cumulative gross (deficiency)/redundancy	$(2,895.9)	$(1,695.3)	$(1,567.0)	$(1,272.4)	$(984.1)	$1.6	$173.6	$161.4	$91.8	—
Percent (deficient)/redundant	(41.3)%	(20.1)%	(20.5)%	(20.4)%	(18.0)%	—%	3.3%	3.4%	2.0%	—

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

The following table reconciles loss and LAE reserves determined on a statutory basis to loss and LAE reserves determined in accordance with GAAP at December 31, as follows:

	Year Ended December 31,
Millions	2009	2008	2007
Statutory reserves	$3,285.4	$3,465.0	$3,564.5
Reinsurance recoverable on unpaid losses and LAE(1)	866.9	1,073.9	1,190.9
Other(2)	(27.0)	(34.4)	(36.6)
Reserves before purchase accounting	4,125.3	4,504.5	4,718.8
Purchase accounting	(190.5)	(210.5)	(238.5)
GAAP reserves	$3,934.8	$4,294.0	$4,480.3

(1)          Represents adjustments made to add back reinsurance recoverables included with the presentation of reserves under statutory accounting.

(2)          Represents long-term workers compensation loss and LAE reserve discount recorded in excess of statutorily defined discount.

OneBeacon’s Intermediate Holding Companies/Financing Activities

OneBeacon’s intermediate holding companies include OneBeacon U.S. Enterprises Holdings, Inc. (“OBEH”), formerly Fund American Enterprises Holdings, Inc., and OneBeacon U.S. Holdings, Inc. (“OBH”), formerly Fund American Companies, Inc., both U.S.-domiciled companies, as well as various intermediate holding companies domiciled in the United States, Gibraltar, Luxembourg and Bermuda.

In May 2003, OBH issued $700 million face value of senior unsecured notes through a public offering, at an issue price of 99.7% (the “OBH Senior Notes”). The OBH Senior Notes bear an annual interest rate of 5.875%, payable semi-annually in arrears on May 15 and November 15, until maturity in May 2013. During 2008, OneBeacon repurchased $24 million face value of its outstanding OBH Senior Notes for $22 million.  During 2009, OneBeacon repurchased $69 million face value of its outstanding OBH Senior Notes for $63 million.

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

WHITE MOUNTAINS RE

White Mountains Re is a global multi-line reinsurance organization that provides reinsurance for property, accident & health, agriculture, aviation and space, casualty, and certain other exposures on a worldwide basis through its subsidiaries, WMRe Sirius and WMRe America. WMRe Sirius, which is the largest reinsurance company domiciled in Scandinavia based on gross written premiums, is a multi-line property and casualty reinsurer that provides reinsurance primarily in Europe, North America and Asia. WMRe America is a multi-line property and casualty reinsurer that provides reinsurance primarily in the United States, Canada, Latin America, and the Caribbean. In September 2009, White Mountains Re substantially completed a reorganization of its reinsurance operations whereby the in-force business of WMRe Bermuda was transferred to WMRe Sirius, which established a branch office in Bermuda to maintain the group’s presence in the Bermuda market. During the first quarter of 2010, WMRe Bermuda was contributed to WMRe Sirius and is now in run-off.

White Mountains Re has offices in Belgium, Bermuda, Connecticut, Copenhagen, Hamburg, London, Miami, New York, Singapore, Stockholm, Toronto and Zurich. At December 31, 2009 and 2008, White Mountains Re had $5.6 billion and $6.1 billion of total assets and $1.4 billion and $1.5 billion of shareholder’s equity. White Mountains Re wrote approximately $807 million and $931 million in net written premiums in 2009 and 2008.

The following table presents the financial strength ratings assigned to WMRe Sirius and WMRe America:

	A.M. Best(1)	Standard & Poor’s(2)	Moody’s(3)	Fitch(4)
WMRe Sirius
Rating	“A” (Excellent)	“A-” (Strong)	“A3” (Good)	“A-” (Strong)
Outlook	Negative	Stable	Stable	Negative
WMRe America
Rating	“A-” (Excellent)	“A-” (Strong)	“A3” (Good)	“A-” (Strong)
Outlook	Stable	Stable	Stable	Negative

(1)   “A” is the third highest and “A-” is the fourth highest of fifteen financial strength ratings assigned by A.M. Best.

(2)   “A-” is the seventh highest of twenty-one financial strength ratings assigned by Standard & Poor’s.

(3)   “A3” is the seventh highest of twenty-one financial strength ratings assigned by Moody’s.

(4)   “A-” is the seventh highest of twenty-one financial strength ratings assigned by Fitch.

White Mountains Re acquired Sirius Insurance Holdings Sweden AB and its subsidiaries from ABB Ltd. on April 16, 2004 for SEK 3.27 billion (approximately $427.5 million). The principal companies acquired were WMRe Sirius, Sirius America Insurance Company (“Sirius America”), which was subsequently sold in 2006, and Scandinavian Re, a reinsurance company that has been in run-off since 2002.

On January 7, 2008, White Mountains Re acquired Helicon Re Holdings, Ltd. and its wholly-owned subsidiary, Helicon Reinsurance Company, Ltd. (“Helicon”); a Bermuda-domiciled reinsurance company, for approximately $150 million in cash. White Mountains Re did not acquire any infrastructure or employees. In December 2008, Helicon Re Holdings, Ltd. and Helicon were dissolved.

White Mountains Re has a dedicated group of professionals who have managed several acquisitions of run-off interests in other insurance and reinsurance organizations (See “White Mountains Re Solutions”).

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

White Mountains Re writes both treaty and facultative reinsurance, as well as primary direct business. The majority of White Mountains Re premiums are derived from excess of loss and proportional reinsurance contracts, which in 2009 amounted to 70% and 17%, respectively, of its total net written premiums, while primary direct business represented 13% of total net written premiums.

A significant period of time normally elapses between the receipt of reinsurance premiums and the payment of reinsurance claims. While premiums are generally paid to the reinsurer upon inception of the underlying coverage, the claims process is delayed and generally begins upon the occurrence of an event causing an insured loss followed by: (1) the reporting of the loss by the insured to its broker or agent; (2) the reporting by the broker or agent to the ceding company; (3) the reporting by the ceding company to its reinsurance intermediary or agent; (4) the reporting by the reinsurance intermediary or agent to the reinsurer; (5) the ceding company’s adjustment and payment of the loss; and (6) the payment to the ceding company by the reinsurer. During this time, reinsurers invest the premiums and earn investment income and generate net realized and unrealized investment gains and losses on investments. The period of time between the receipt of premiums and the payment of claims is typically longer for a reinsurer than for a primary insurer.

Classes of Business

The following table shows White Mountains Re’s net written premiums by class of business for the years ended December 31, 2009, 2008 and 2007:

Business class	Year Ended December 31,
Millions	2009	2008	2007
Property other	$260.5	$283.6	$307.5
Property catastrophe excess	188.0	202.0	188.4
Accident & health	184.3	189.1	178.8
Aviation and space	58.4	54.9	55.9
Casualty	30.4	95.6	175.7
Agriculture	25.7	22.4	69.0
Other(1)	59.5	83.5	120.4
Total	$806.8	$931.1	$1,095.7

(1)     Primarily consists of marine and credit and bonding business.

Property Other

White Mountains Re is a leader in the broker market for property treaties written on a proportional and excess of loss basis. In the United States, the domestic focus of the working portfolio centers on significant participations on proportional and excess of loss treaties for carefully chosen partners in the excess & surplus lines segment of the market. The catastrophe portfolio mainly consists of select large national, small regional and standard lines carriers. The international book primarily consists of excess of loss, facultative and proportional treaty business in Europe.

Property Catastrophe Excess

Property catastrophe excess of loss treaties cover losses from catastrophic events. White Mountains Re writes a worldwide portfolio with the largest concentration of exposure in Europe, and seeks to set prices and terms on treaties wherever possible. The current U.S. book has a national account focus supporting the lower and/or middle layers of large capacity programs. The exposures written in the international portfolio are diversified across many countries and regions.

Accident & Health

White Mountains Re’s accident & health business is composed of three major classes of business. In the largest class of business, White Mountains Re is a surplus lines insurer of international medical expenses written through International Medical Group, which is the agent writing on WMRe Sirius’ behalf. The second major class of business comprises proportional treaties covering employer medical stop loss for per person (specific) and per employer (aggregate) exposures. The third major class of business comprises medical, health and personal accident coverages written on an excess treaty and facultative basis.

Aviation and Space

Aviation insurance covers loss of or damage to an aircraft and the aircraft operations’ liability to passengers, cargo and mail as well as to third parties. Additionally, liability arising out of non-aircraft operations such as hangars, airports and aircraft products can be covered. Space insurance covers loss of or damage to a satellite during launch and in orbit.

Casualty

White Mountains Re’s casualty treaty division accepts reinsurance submissions for all lines of general casualty and professional liability business.  In recent years, the book has been highly concentrated in general casualty lines. While the majority of business has been written on a pro rata basis, in the recent past, the business has shifted to excess of loss covers as primary rates have decreased. The casualty treaty division writes a book of casualty clash and workers compensation catastrophe business. Due to declining casualty premium rates, the overall casualty book of business continued to decrease significantly in 2009, continuing the trend from the recent past, with the expectation that the book could grow again when premium rates and contract terms improve to acceptable levels.

Agriculture

White Mountains Re primarily provides proportional coverage to companies writing U.S. government-sponsored Multi-Peril Crop Insurance (“MPCI”). White Mountains Re’s participation is net of the government’s stop loss reinsurance protection. White Mountains Re also provides coverage for crop-hail and certain named perils when bundled with MPCI business.

Other

Included in this class is marine, credit and contingency business written by proportional treaty, marine business written on a direct basis, a discontinued marine excess book and the run-off exposures from various acquisitions. White Mountains Re’s A&E exposures are from the run-off of businesses acquired by WMRe America in the 1990s.

Bermuda Advisory Services

White Mountains Re began its reinsurance advisory business in January 2002, through its Bermuda-based subsidiary, White Mountains Re Underwriting Services, Ltd. (“WMRUS”). WMRUS provided reinsurance underwriting advice and reinsurance portfolio analysis services to WMRe Sirius and WMRe America through December 31, 2008. In exchange for these services, WMRUS received fee income on the business it referred. On June 30, 2008, WMRe Bermuda commenced underwriting most of the WMRUS referred business previously underwritten by WMRe Sirius and WMRe America. In 2009, as part of reorganization, WMRe Bermuda’s in-force business was transferred to WMRe Sirius.

White Mountains Re Solutions

White Mountains Re Solutions is a Connecticut-based division of White Mountains Re specializing in the acquisition and management of run-off insurance and reinsurance companies both in the United States and internationally.  The White Mountains Re Solutions team is comprised of financial, legal, actuarial and claims professionals experienced in the management and resolution of complex insurance liabilities as well as the structuring of transactions designed to enable owners to exit an insurance business and extract trapped capital. Acquisitions typically involve purchases at a significant discount to book value and undergo an extensive due diligence process. Value to White Mountains Re is derived not only from the discount purchase gain but also from the investment income on insurance float on reserves under management, the settlement of claims below the carried level of reserves and the harvesting of other embedded assets including the value of shell companies and licenses.

Cumulative net income, after tax, related to acquisitions executed by White Mountains Re Solutions from inception through December 31, 2009 exceeds $130 million.

On January 21, 2010, White Mountains Re entered into a definitive agreement to acquire Central National Insurance Company of Omaha (“Central National”) from Drum Financial Corporation for $5 million in cash. Central National ceased writing business in 1989 and has operated under the control of the Nebraska Department of Insurance since 1990. The transaction, which is subject to necessary regulatory approvals and customary closing conditions, is expected to close during the first quarter of 2010.

Acquisitions managed by the White Mountains Re Solutions team since 2004 include:

•                  On December 22, 2006, the acquisition of Mutual Service Casualty Insurance Company (“Mutual Service”), a Minnesota-domiciled, run-off insurer for $34 million in cash. Mutual Service was renamed Stockbridge Insurance Company (“Stockbridge”) as part of a sponsored demutualization and conversion to a stock company and was formerly affiliated with Illinois-based Country Insurance & Financial Services (“Country”). As part of the transaction, Country provided Stockbridge with approximately $25 million of reinsurance protection in excess of Stockbridge’s carried reserves as of September 30, 2006. White Mountains Re did not acquire any infrastructure or employees and managed Stockbridge’s run-off administration through the use of a TPA under White Mountains Re’s direction. On October 1, 2007, substantially all of the assets and liabilities of Stockbridge were transferred to WMRe America through a Transfer and Assumption Agreement. During the fourth quarter of 2007, White Mountains Re disposed its 100% ownership interest in Stockbridge to a third party for approximately $26 million.

•                  On March 31, 2004, the acquisition of the Sierra Insurance Group Companies (the “Sierra Group”). Subsequent to the acquisition, the Sierra Group companies, which wrote mainly workers compensation business, were placed into run-off and all of the acquired companies’ run-off claims administration was transferred to TPAs working under White Mountains Re’s direction. During the fourth quarter of 2008, White Mountains Re sold its 100% remaining ownership interest in the Sierra Group (Commercial Casualty Insurance Company (“CCIC”)) to Berkshire as part of the Berkshire Exchange (See Other Operations—“Berkshire Exchange”).

Geographic Concentration

The following table shows White Mountains Re’s net written premiums by geographic region for the years ended December 31, 2009, 2008 and 2007:

Geographic region	Year Ended December 31,
Millions	2009	2008	2007
United States	$443.7	$568.2	$696.7
Europe	265.5	303.3	306.8
Canada, the Caribbean and Latin America	40.3	5.4	21.1
Asia and Other	57.3	54.2	71.1
Total	$806.8	$931.1	$1,095.7

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

White Mountains Re pays ceding companies a ceding commission under most proportional reinsurance treaties and some excess of loss reinsurance treaties. The ceding commission is generally based on the ceding company’s cost of acquiring and administering the business being reinsured (e.g., commissions, premium taxes and certain miscellaneous expenses). The ceding commissions paid to ceding companies constitute the majority of White Mountains Re’s total acquisition costs Additionally, White Mountains Re pays reinsurance intermediaries commissions based on negotiated percentages of the premium they produce by treaty or certificate.

During the years ended December 31, 2009, 2008 and 2007, White Mountains Re received no more than 10% of its gross written premiums from any individual ceding company. During the years ended December 31, 2009, 2008 and 2007, White Mountains Re received approximately 60%, 48% and 59%, respectively, of its gross reinsurance premiums written from three major, third-party reinsurance intermediaries as detailed in the following table:

	Year Ended December 31,
Gross written premium by intermediary	2009	2008	2007
AON Re/Benfield(1)	37%	30%	35%
Guy Carpenter	16	12	17
Willis Re	7	6	7
	60%	48%	59%

(1)          AON Re acquired Benfield during 2008

Underwriting and Pricing

White Mountains Re maintains a disciplined underwriting strategy which, while considering overall exposure, focuses on writing more business when market terms and conditions are favorable and reducing business volume during soft markets when terms and conditions become less favorable. White Mountains Re offers clients a wide range of reinsurance products across multiple lines of business to satisfy their risk management needs.

White Mountains Re derives its business from a broad spectrum of ceding companies, including national, regional, specialty and excess and surplus lines writers, both in the United States and internationally. White Mountains Re’s underwriters and pricing actuaries perform reviews of the underwriting, pricing, and general underwriting controls of potential ceding companies before quoting contract terms for its reinsurance products. White Mountains Re prices its products by assessing the desired return on the expected capital needed to write a given contract and on the expected underwriting results of the contract. White Mountains Re’s pricing indications are based on a number of underwriting factors including historical results, analysis of exposure and estimates of future loss costs, a review of other programs displaying similar exposure characteristics and the ceding company’s underwriting and claims experience. Where customary and appropriate, White Mountains Re’s underwriters, actuaries and claims personnel perform audits to monitor certain ceding companies’ risk selection and pricing. Additionally, White Mountains Re’s staff reviews the financial stability and creditworthiness of ceding companies. Such reviews provide important input to support underwriting decisions.

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

Claims Management

White Mountains Re maintains a staff of experienced reinsurance claim specialists that work closely with reinsurance intermediaries to obtain specific claims information from ceding companies. Where customary and appropriate, White Mountains Re’s claims staff perform selective on-site claim reviews to assess ceding companies’ claim handling abilities and reserve techniques. In addition, White Mountains Re’s claims specialists review loss information provided by ceding companies for adequacy and accuracy. The results of these claim reviews are shared with the underwriters and actuaries to assist them in pricing products and establishing loss reserves.

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

Catastrophe Risk Management

White Mountains Re has exposure to losses caused by hurricanes, earthquakes, tornadoes, winter storms, windstorms, floods, tsunamis, terrorist acts and other catastrophic events. In the normal course of business, White Mountains Re regularly manages its concentration of exposures to catastrophic events, primarily by limiting concentrations of exposure to what it deems acceptable levels and, if necessary, purchasing reinsurance. In addition, White Mountains Re seeks to limit losses that might arise from acts of terrorism in its reinsurance contracts by exclusionary provisions, where applicable. White Mountains Re also uses third-party global catastrophe models as well as its own proprietary models to calculate expected probable maximum loss (“PML”) from various natural catastrophic scenarios. White Mountains Re believes that its largest natural catastrophic exposures, net of reinsurance and based on a 250-year PML single event scenario, are European winter storms, United States Gulf Coast windstorms (i.e., Florida to Texas), California earthquakes, United States Atlantic Coast windstorms (i.e., Massachusetts to Florida) and, to a lesser extent, Japanese windstorms and earthquakes.

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

The following table provides an estimate of White Mountains Re’s three largest PML zones at January 31, 2010:

				White Mountains Re Net After-Tax Loss
	Modeled Industry Loss	Gross Loss	Net After Reinsurance and Reinstatements	Net After Tax	Net After-Tax as % of GAAP Capital(1)	Net After-Tax as % of GAAP Common Shareholder’s Equity(1)
($ in millions)	1 in 250 year event
Europe	$62,733	$727	$283	$209	8%	12%
Northeast	55,054	333	263	193	8%	11%
Florida	174,219	330	302	220	9%	12%

	1 in 10,000 year event
Europe	$159,825	$1,177	$441	$325	13%	18%
Northeast	267,675	538	455	332	13%	19%
New Madrid (2)	210,502	493	393	287	12%	16%

(1)          GAAP capital and common equity at December 31, 2009 for White Mountains Re is determined on a legal-entity basis.

(2)          New Madrid Fault Line in the Midwestern United States.

During 2007, to better manage its aggregate exposure to very large catastrophic events, White Mountains Re introduced an underwriting limit to the maximum net financial impact (“NFI”) it would suffer in the worst aggregate loss year modeled in third party software (i.e., the 10,000 year global annual aggregate PML). The calculation of the NFI begins with the 10,000 year global annual aggregate PML and takes account of reinstatement premiums, reinsurance recoverables net of uncollectible balances, and tax benefits. This amount is deducted from White Mountains Re’s planned legal entity comprehensive net income for the year to arrive at the NFI. The NFI does not include the potential impact of the loss events on White Mountains Re’s investment portfolio.

For 2010, the NFI limit has been re-set at $700 million, which is approximately 28% and 39% of White Mountains Re’s total legal entity GAAP capital and common shareholder’s equity at December 31, 2009, respectively.  At January 1, 2010, White Mountains Re believes that it was under the $700 million NFI limit. White Mountains Re also monitors its NFI for global annual aggregate tail value at risk (“TVaR”) at the 100, 250, 500, and 1,000 year periods. TVaR represents the average loss for the named period through the 10,000 years (e.g. TVaR 250 represents the average loss for the worst forty modeled years).

White Mountains Re monitors gross and net property catastrophe occurrence limits by country and region globally.  Occurrence limits for peak zones in Europe, Japan, and the United States are assessed versus modeled catastrophe risk as another measure in understanding total property catastrophe exposure to large events.

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

Reinsurance Protection

White Mountains Re’s reinsurance protection primarily consists of pro-rata and excess of loss protection to cover WMRe Sirius’ property catastrophe, aviation and credit exposures. These reinsurance protections are designed to increase underwriting capacity, where appropriate, and to reduce potential loss exposure to any large event or frequency of smaller catastrophe events. In addition, in 2009 and 2008, WMRe purchased group excess of loss retrocessional protection for its non-U.S. and non-Japan earthquake-related exposures and in late 2009 and early 2010, industry loss warranties for New Madrid earthquake and Europe wind exposures.

For 2007, the majority of the White Mountains Re reinsurance protection was provided through WMRe America’s quota share retrocessional arrangements with Olympus Reinsurance Company, Ltd. (“Olympus”) and Helicon. Olympus has been in run-off since December 31, 2007. WMRe America ceded 35% of its 2007 underwriting year property excess of loss business to Olympus and Helicon, with each sharing approximately 55% and 45%, respectively. White Mountains Re received fee income based on premiums ceded to Olympus and Helicon.

White Mountains Re’s reinsurance recoverable balances due from Olympus are fully collateralized in the form of assets in a trust, funds held and offsetting balances payable for all recoverable amounts recorded as of December 31, 2009. Olympus will continue to be responsible for the payment of losses on exposures that have been ceded to it and will continue to earn premiums related primarily to the run-off of underwriting year 2007 and prior business. White Mountains Re acquired Helicon on January 7, 2008, and its business was subsequently transferred and assumed by WMRe Bermuda in December 2008.

At December 31, 2009, White Mountains Re had $18 million of reinsurance recoverables on paid losses and $579 million of reinsurance recoverables on unpaid losses that will become recoverable if claims are paid in accordance with current reserve estimates. Because retrocessional reinsurance contracts do not relieve White Mountains Re of its obligation to its ceding companies, the collectability of balances due from its retrocessionaires is critical to its financial strength. White Mountains Re monitors the financial strength and ratings of retrocessionaires on an ongoing basis. See Note 4- “Third Party Reinsurance” to the accompanying consolidated financial statements for a discussion of White Mountains Re’s top reinsurers.

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

Section II shows the cumulative amount of net loss and LAE paid relating to recorded liabilities as of the end of each succeeding year. Section III shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid loss and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency and severity patterns, becomes known. Section IV shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2009. Section V shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2009. Section VI shows the cumulative gross (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2009.

	White Mountains Re Loss and LAE Year ended December 31,
($ in millions)	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
I. Liability for unpaid loss and LAE:
Gross balance	$768.0	$1,479.9	$1,581.4	$1,588.4	$1,699.4	$3,864.3	$4,308.8	$3,708.8	$3,252.1	$2,735.4	$2,444.4
Less reinsurance recoverable on unpaid losses and LAE	(137.3)	(702.8)	(879.5)	(809.8)	(741.1)	(1,149.8)	(1,633.6)	(1,142.5)	(806.2)	(545.6)	(578.6)
Net balance	$630.7	$777.1	$701.9	$778.6	$958.3	$2,714.5	$2,675.2	$2,566.3	$2,445.9	$2,189.8	$1,865.8
II. Cumulative amount of net liability paid through:
1 year later	53.3	350.1	230.6	250.7	321.5	941.0	949.4	721.7	726.2	637.4	—
2 years later	290.7	492.2	391.2	420.8	521.8	1,369.4	1,442.9	1,302.0	1,164.5
3 years later	500.1	596.9	501.4	559.1	710.8	1,684.9	1,942.5	1,645.2
4 years later	589.3	666.7	602.7	690.9	834.7	2,052.4	2,225.6
5 years later	678.2	735.2	739.3	804.5	941.0	2,246.0
6 years later	728.6	833.9	830.6	885.7	1,015.7
7 years later	806.4	899.9	895.8	926.5
8 years later	869.0	949.9	922.1
9 years later	907.3	967.9
10 years later	913.5
III. Net Liability re-estimated as of:
1 year later	648.8	782.7	704.9	828.9	984.9	2,771.9	2,893.2	2,575.4	2,525.7	2,159.4	—
2 years later	671.9	767.7	758.7	856.9	1,059.6	2,802.9	3,032.5	2,775.8	2,539.8
3 years later	693.8	815.7	800.5	929.8	1,148.1	2,917.9	3,164.9	2,749.3
4 years later	751.1	850.8	872.2	1,023.8	1,270.2	3,063.6	3,133.3
5 years later	778.8	918.5	968.4	1,138.6	1,425.0	3,021.4
6 years later	857.0	998.2	1,077.8	1,280.5	1,382.7
7 years later	916.6	1,097.7	1,196.4	1,228.5
8 years later	1,016.5	1,188.2	1,150.4
9 years later	1,090.6	1,165.3
10 years later	1,068.9
IV. Cumulative net deficiency	$(438.2)	$(388.2)	$(448.5)	$(449.9)	$(424.4)	$(306.9)	$(458.1)	$(183.0)	$(93.9)	$30.4	—
Percent deficient	(69.5)%	(50.0)%	(63.9)%	(57.8)%	(44.3)%	(11.3)%	(17.1)%	(7.1)%	(3.8)%	1.4%
V. Reconciliation of net liability re-estimated as of the end of the latest re-estimation period (see III above):
Gross re-estimated liability	$1,405.7	$2,100.6	$2,214.1	$2,150.8	$2,250.7	$4,388.5	$5,001.6	$3,929.8	$3,352.4	$2,750.1	—
Less: gross re-estimated reinsurance recoverable	(336.8)	(935.3)	(1,063.7)	(922.3)	(868.0)	(1,367.1)	(1,868.3)	(1,180.5)	(812.6)	(590.7)	—
Net re-estimated liability	$1,068.9	$1,165.3	$1,150.4	$1,228.5	$1,382.7	$3,021.4	$3,133.3	$2,749.3	$2,539.8	$2,159.4	—
VI. Cumulative gross deficiency	$(637.7)	$(620.7)	$(632.7)	$(562.4)	$(551.3)	$(524.2)	$(692.8)	$(221.0)	$(100.3)	$(14.7)	—
Percent deficient	(83.0)%	(41.9)%	(40.0)%	(35.4)%	(32.4)%	(13.6)%	(16.1)%	(6.0)%	(3.1)%	(0.5)%

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

White Mountains Re’s net incurred losses from A&E claims have totaled $209 million over the past ten years. Although losses arising from A&E claims were on contracts that were not underwritten by White Mountains Re, White Mountains Re is liable for any additional losses arising from such contracts. Accordingly, White Mountains Re cannot guarantee that it will not incur additional A&E losses in the future. Refer to “CRITICAL ACCOUNTING ESTIMATES” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details of White Mountains Re’s A&E reserves.

The following table reconciles loss and LAE reserves determined on a regulatory basis to loss and LAE reserves determined in accordance with GAAP at December 31, as follows:

	December 31,
Millions	2009	2008	2007
Regulatory reserves	$2,196.8	$2,373.9	$2,821.6
Reinsurance recoverable on unpaid losses and LAE(1)	965.4	1,058.8	573.5
Discount on loss reserves	27.1	105.4	121.0
Reserves allocated to other segments	(333.4)	(299.3)	(218.6)
WM Life Re (2)	(380.7)	(467.1)	(12.6)
Purchase accounting and other	(30.8)	(36.3)	(32.8)
GAAP reserves	$2,444.4	$2,735.4	$3,252.1

(1)          Represents adjustments made to add back reinsurance recoverables included with the presentation of reserves under regulatory accounting.

(2)          WMRe Sirius fronted the reinsurance contracts for, and is 100% reinsured by, WM Life Re.  These instruments are reported as reinsurance contracts under Swedish statutory regulations.  For GAAP purposes, the liabilities are transferred to WM Life Re and reported as derivative instruments.

White Mountains Re’s Intermediate Holdings Companies/Financing Activities

White Mountains Re’s intermediate holding companies include White Mountains Re Group, Ltd. (“WMRe Group”) as well as various intermediate holding companies domiciled in the United States, Bermuda, Luxembourg, Gibraltar and the Netherlands.

In May 2007, WMRe Group issued $250 million non-cumulative perpetual preference shares, with a $1,000 per share liquidation preference (the “WMRe Preference Shares”), and received $246 million of proceeds, net of $4 million of issuance costs and commissions. These shares were issued in an offering that was exempt from the registration requirements of the Securities Act of 1933. Holders of the WMRe Preference Shares receive dividends on a non-cumulative basis when and if declared by WMRe Group. The holders of the WMRe Preference Shares have the right to elect two directors to WMRe Group’s board in the event of non-payment of dividends for six quarterly dividend periods. The right ceases upon the payment of dividends for four quarterly periods or the redemption of the WMRe Preference Shares. In addition, WMRe Group may not declare or pay dividends on its common shares (other than stock dividends and dividends paid for purposes of any employee benefit plans of WMRe Group and its subsidiaries) unless it is current on its most recent dividend period. The dividend rate is fixed at an annual rate of 7.506% until June 30, 2017 and dividends are paid on a semi-annual basis. After June 30, 2017, the dividend rate will be paid at a floating annual rate, equal to the greater of (1) the 3 month LIBOR plus 3.20% or (2) 7.506% and dividends will be paid on a quarterly basis. The WMRe Preference Shares are redeemable solely at the discretion of WMRe Group on or after June 30, 2017 at their liquidation preference of $1,000 per share, plus any declared but unpaid dividends. Prior to June 30, 2017, WMRe Group may elect to redeem the WMRe Preference Shares at an amount equal to the greater of (1) the aggregate liquidation preference of the shares to be redeemed and (2) the sum of the present values of the aggregate liquidation preference of the shares to be redeemed and the remaining scheduled dividend payments on the shares to be redeemed (excluding June 30, 2017), discounted to the redemption date on a semi-annual basis at a rate equal to the rate on a comparable treasury issue plus 45 basis points. In the event of liquidation of WMRe Group, the holders of the WMRe Preference Shares would have preference over the common shareholders and would receive a distribution equal to the liquidation preference per share, subject to availability of funds.

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

ESURANCE

Esurance, which is headquartered in San Francisco, writes personal automobile insurance policies directly to customers in thirty states through its website and places insurance with unaffiliated insurance companies.  Esurance also writes personal auto policies through select on-line agents and provides other insurance products through partnerships with industry leading online providers. Esurance writes its policies through three insurance companies, Esurance Insurance Company, Esurance Insurance Company of New Jersey and Esurance Property and Casualty Insurance Company that are rated “A-” (Excellent, the fourth highest of fifteen financial strength ratings) with a stable outlook by A.M. Best.  Answer Financial, which is headquartered in southern California, earns commissions by selling personal auto, homeowners, renters and condo insurance policies on line and through call centers utilizing a comparison quoting platform. Answer Financial sells policies in all 50 states and the District of Columbia for many insurance companies, including Esurance.  Esurance also earns commissions and fees by referring to unaffiliated insurance companies those shoppers that it cannot underwrite because of pricing or underwriting ineligibility.  By combining the capabilities of Esurance and Answer Financial, the companies provide a better shopping experience for consumers and efficiently leverage their marketing expenses.

As of December 31, 2009, the Esurance segment had 774,000 policies-in-force; 480,000 underwritten by Esurance (20,000 of which were placed by Answer Financial) and 294,000 written by unaffiliated insurers through Answer Financial.

Over the past several years, Esurance has ceded a large percentage of its business to certain other subsidiaries of White Mountains primarily for capital management purposes; however, all reinsurance business transacted with affiliate subsidiaries, and the related capital supporting such business, is added back to the Esurance segment for reporting purposes because the Esurance business unit is responsible for the gross results.  At December 31, 2009 and 2008, the Esurance segment had $1,218 million and $1,096 million of total assets and $495 million and $438 million of shareholder’s equity, respectively.

Geographic Concentration

Esurance writes business in thirty states that represent approximately 86% of the premium volume for the entire U.S. personal auto insurance market. For the years ended December 31, 2009, 2008 and 2007, Esurance had net written premiums of $779 million, $823 million and $799 million, respectively, which were distributed in the following states:

	Year Ended December 31,
Net written premiums by state	2009	2008	2007
California	23%	24%	22%
Florida	14	16	16
New York	7	7	7
New Jersey	5	4	4
Texas	5	5	6
Pennsylvania	4	4	5
Washington	4	5	5
Illinois	4	3	3
Michigan	4	4	5
Other	30	28	27
Total	100%	100%	100%

Answer Financial sells policies in 50 states plus the District of Columbia. For the year ended December 31, 2009, Answer Financial’s largest states were California (15% of policies-in-force), Texas (8%), Florida (7%), Pennsylvania (4%) and Ohio (4%). For 2008, Answer Financial’s largest states were California (15% of policies-in-force), Texas (7%), Florida (7%), Pennsylvania (4%) and Georgia (4%).

Marketing and Distribution

Esurance targets technology-savvy consumers who rely on the Internet to manage their financial services needs. Esurance has a diverse marketing mix and features its animated icon, “Erin Esurance”, across its advertising channels. In 2009, Esurance continued to advertise on national television, in select local markets, online through search engines (e.g., Google and Yahoo! Search), and through a variety of insurance, finance, and automotive web sites. Esurance also has marketing relationships with professional and college sports teams, as well as various environmental and community organizations. Diversified advertising channels and the strong recall of “Erin Esurance” have resulted in ongoing growth in brand awareness, particularly among Esurance’s target customer base of web-savvy individuals.  Esurance is the third largest issuer of auto insurance quotes on the Internet, behind only GEICO and Progressive, and also the third most recognizable brand for online auto insurance among consumers of online goods and services.

Customer interaction with Esurance generally takes place through www.esurance.com or Answer Financial.  On www.esurance.com, shoppers can obtain real-time quotes, compare quotes from other insurance companies, purchase their policies, report claims, monitor vehicle repairs, make changes to their policy and manage their accounts.  Answer Financial sells personal auto insurance, homeowners, renters and condo insurance through its comparison quoting platform, which allows insurance shoppers to easily compare prices from Esurance and 14 of the nation’s other leading insurance carriers and purchase policies through its website or by calling one of its in-house agents. Answer Financial also sells insurance products through partnerships with financial services firms, retailers, and a few large employer groups that provide insurance to their employees, by use of marketing programs that include placement on partner websites, inserts in partner mailers and phone transfers and referrals.

Underwriting and Pricing

Esurance collects and verifies detailed underwriting information in real-time while customers complete transactions online. Real-time access to customer information allows Esurance to continually develop and refine its highly segmented, tiered pricing models, enhance its auto product, and optimize dollars spent on marketing.  Esurance believes that its tiered pricing models have a greater statistical correlation with historical loss experience than traditional pricing models have shown.  As a result, Esurance is able to respond quickly to changing loss trends and quote rates to customers that closely correspond to the individual risk characteristics of the customer, enabling it to focus on keeping insurance rates competitive without compromising its loss ratio targets.

Competition

Esurance competes with national and regional insurance companies; however, it competes most directly with other direct personal auto writers like GEICO and Progressive.

Esurance believes that strong customer service is essential to its ability to effectively compete.  Esurance offers policy support to customers directly via its web site or through a response center that operates 24/365.   Customers can choose to contact Esurance for policy support by phone, interactive voice response or email, and may report losses by phone or directly online. Esurance enables customers to conduct most of their policy service needs online, but also provides ready access to customer service representatives to answer any questions or provide any assistance needed.  Esurance’s goal is to provide service that is responsive to customer’s needs while providing a choice of convenient interactive options.

Esurance’s paperless business process allows it to significantly reduce operating costs typically associated with policy processing, verification and endorsement activities. As a result, Esurance is able to achieve efficient, low-cost acquisition and operating expense structures. Further, Esurance’s paperless business model is the foundation of the company’s environmental commitment, which helps differentiate Esurance from its competitors.

Claims Management

Esurance invests in internet technology to maintain state-of-the-art claims processing.  Esurance seeks to use both internal-use and publicly-accessible technology that provides prompt, effective claims resolution at minimum cost.  Esurance takes initial notice of claims at its loss reporting unit in Sioux Falls, South Dakota, which then assigns claims to regional claim offices in Arizona, California, Colorado, Florida, Georgia, New Jersey, New York, Texas and Wisconsin where claims are handled and adjusted.

The material damages unit attempts to resolve claims in a timely, fair and accurate manner using both in-house and external inspectors and appraisers.  Although customers have the right to repair their vehicle wherever they choose, Esurance offers the customers access to a network of repair facilities located throughout the United States that allow them to monitor the repair process on-line via daily photo updates.

The claims department has a subrogation unit dedicated to recovering claims paid that are primarily obligations of other insurers or uninsured drivers.  The department also includes claims investigators in the regional offices and a central special investigation unit that work in conjunction with local and national law enforcement agencies to mitigate insurance fraud.

Claims representatives verify coverage, determine liability, assess total damage (including injuries) and pay claims.  The representatives compare their assessments with historical settlements on similar claims archived in externally-licensed databases to ensure that claims paid are fair and equitable.  Esurance has tiered the claims representative positions based on experience and performance to maximize the department’s efficiency, with simpler claims processed by lower-tier handlers.  A central claims training unit provides these representatives and other claims staff in-house and on-line training proprietarily developed to suit Esurance’s operations.

The Esurance claims operations are reviewed by a customer service unit that conducts monthly surveys of insureds who have been involved in accidents.  Esurance also annually contracts with an outside consultancy to identify potential improvements in customer service and operational efficiencies.  Lastly, the corporate claims audit team conducts annual comprehensive branch-level reviews to confirm accurate claims processing, and specialized audits where claim payment trends generate concern.

Catastrophe Risk Management

Esurance writes personal auto insurance that covers liabilities and physical damage arising from the operation of automobiles. The majority of Esurance’s customers elect coverage for physical damage (75%), resulting in exposure to catastrophe losses from hurricanes, hailstorms, earthquakes and other acts of nature. Generally, catastrophe costs are low for personal auto in relation to other lines of business, such as homeowners and commercial property. Additionally, Esurance’s broad geographic distribution limits its concentration of risk and the potential for losses to accumulate from a single event.

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

The following information presents (1) Esurance’s loss and LAE reserve development over the nine years since inception and (2) a reconciliation of loss and LAE reserves on a Statutory basis to loss and LAE reserves determined in accordance with GAAP, each as prescribed by Securities Act Industry Guide No. 6.

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

Section II shows the cumulative amount of net loss and LAE paid relating to recorded liabilities as of the end of each succeeding year. Section III shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid loss and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall claim frequency and claim severity patterns, becomes known. Section IV shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2009. Section V shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2009. Section VI shows the cumulative gross (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2009.

	Esurance Loss and LAE(1)(2) Years Ended December 31,
($ in millions)	2001	2002	2003	2004	2005	2006	2007	2008	2009
I. Liability for unpaid loss and LAE:
Gross balance	$4.0	$15.5	$39.1	$63.0	$94.1	$167.4	$285.3	$370.7	$422.9
Less: reinsurance recoverables on unpaid loss and LAE	—	—	—	(.1)	(.1)	(.5)	(2.2)	(1.4)	(19.5)
Net balance	$4.0	$15.5	$39.1	$62.9	$94.0	$166.9	$283.1	$369.3	$403.4
II. Cumulative net amount of net liability paid through:
1 year later	2.5	9.3	18.9	35.8	62.4	125.3	164.7	198.0	—
2 years later	3.3	12.2	24.5	47.4	89.9	168.7	230.5
3 years later	3.9	13.7	28.2	54.3	101.2	189.3
4 years later	4.1	14.6	29.6	56.9	105.8
5 years later	4.1	14.6	30.0	57.7
6 years later	4.1	14.6	30.1
7 years later	4.1	14.6
8 years later	4.1
III. Net liability re-estimated as of:
1 year later	4.0	16.0	34.0	54.9	97.2	196.4	288.0	361.6	—
2 years later	4.4	15.3	29.4	55.5	107.3	206.5	290.5
3 years later	4.3	14.4	29.5	58.2	109.7	207.3
4 years later	4.2	14.6	30.3	58.4	110.2
5 years later	4.1	14.6	30.2	58.6
6 years later	4.1	14.6	30.3
7 years later	4.1	14.7
8 years later	4.1
IV. Cumulative net (deficiency)/redundancy	$(.1)	$.8	$8.8	$4.3	$(16.2)	$(40.4)	$(7.4)	$7.7	$—
Percent (deficient)/redundant	(2.5)%	5.2%	22.5%	6.8%	(17.2)%	(24.2)%	(2.6)%	2.1%	—
V. Reconciliation of net liability re-estimated as of the end of the latest re-estimation period (see III. above):
Less: Gross unpaid loss and LAE latest re-estimate	$4.1	$14.7	$30.5	$59.2	$110.6	$215.3	$298.5	$371.1	$—
Reinsurance recoverable latest re-estimate	—	—	(.2)	(.6)	(.4)	(8.0)	(8.0)	(9.6)	—
Net unpaid loss and LAE latest re-estimate	$4.1	$14.7	$30.3	$58.6	$110.2	$207.3	$290.5	$361.5	$—
VI. Cumulative Gross (deficiency)/redundancy	$(.2)	$.8	$8.6	$3.8	$(16.5)	$(47.9)	$(13.2)	$(0.4)	$—
Percent (deficient)/redundant	5.0%	5.2%	22.0%	6.1%	(17.6)%	(28.6)%	(4.6)%	(0.1)%	—

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

The following table reconciles loss and LAE reserves determined on a statutory basis to loss and LAE reserves determined in accordance with GAAP at December 31, as follows:

	December 31,
Millions	2009	2008	2007
Statutory reserves	$70.0	$70.0	$64.3
Reserves allocated from other segments	333.4	299.3	218.6
Reinsurance recoverable on unpaid losses and LAE(1)	19.5	1.4	2.4
GAAP reserves	$422.9	$370.7	$285.3

(1)         Represents adjustments made to add back reinsurance recoverables included with the presentation of reserves under statutory accounting.

OTHER OPERATIONS

White Mountains’ Other Operations segment consists of the operations of the Company, the Company’s intermediate subsidiary holding companies, its investment management company (WM Advisors), the consolidated results of Tuckerman Fund I and Tuckerman Fund II (until its transfer to the White Mountains Re segment, effective June 30, 2008), White Mountains’ investments in unconsolidated affiliates, as well as the International American Group until its disposition in October 2008. The Other Operations segment also includes White Mountains’ variable annuity reinsurance businesses, which is in run-off and its weather risk management business, which it sold during 2009.

WM Advisors

WM Advisors is a registered investment adviser that manages White Mountains’ investments in fixed income and equity securities, including hedge funds, limited partnerships, limited liability corporations, and private equities. WM Advisors also has investment management agreements with third parties, most notably with Symetra. At December 31, 2009, WM Advisors had approximately $29 billion in assets under management, $9 billion of which related to consolidated subsidiaries of White Mountains.

WM Advisors has a sub-advisory agreement with Prospector Partners LLC (“Prospector”), a registered investment adviser, under which Prospector manages most of White Mountains’ publicly-traded common equity and convertible fixed maturity securities. Prospector also provides consulting and advisory services to White Mountains through a separate agreement with WM Advisors on matters such as capital management, asset allocation, hedge fund and private equity investments and mergers and acquisitions.

WM Life Re

During 2006, White Mountains entered into the variable annuity reinsurance business through a newly formed subsidiary, WM Life Re. WM Life Re reinsures death and living benefit guarantees associated with certain variable annuities issued in Japan.  White Mountains Re fronted the reinsurance contracts for, and is 100% reinsured by, WM Life Re.  WM Life Re is now in run-off.

WM Life Re has assumed the risk related to a shortfall between the account value and the guaranteed value that must be paid by the ceding company to an annuitant or to an annuitant’s beneficiary in accordance with the underlying annuity contracts.  The guaranteed value of the annuity contracts is equal to the initial single premium paid by the annuitant.  The annuity accounts are invested in four index funds: a Japanese government bond fund (roughly 35%), a foreign government bond fund (roughly 35%); a Japanese equity fund (roughly 15%) and a foreign equity fund (roughly 15%).  The account is rebalanced monthly to maintain these same investment allocations.  As of December 31, 2009, annuity contracts mature within 6 years on average (with a maximum of 6½ years and a minimum of 5½ years remaining).  The guarantee made by the ceding company to its annuitants was economically equivalent to guaranteeing that the underlying investment accounts would earn a return of approximately 2.7% per annum.  The average account value of annuity contracts covered by WM Life Re was approximately 104% of their guarantee value at the inception of the reinsurance contracts.  Accordingly, the guarantee made in WM Life Re’s contracts was economically equivalent to guaranteeing that the underlying investment accounts would earn a return of approximately 2.3% per annum.

WM Life Re reinsured ¥200 billion (approximately $1.7 billion at the then current exchange rate) of guarantees in September 2006 and an additional ¥56 billion ($0.47 billion) in March 2007.  WM Life Re has not subsequently written any additional business.  As of December 31, 2009, the total guarantee value was approximately ¥241.7 billion (approximately $2.6 billion at exchange rates on that date).  The average annual premium charged by WM Life Re under these contracts is equal to 1.11% times the total guarantee value.

Generally, the liabilities associated with these guarantees increase with declines in the equity markets, interest rates and currencies against the Japanese Yen, as well as with increases in market volatilities. In 2008, particularly in the fourth quarter, as a result of worldwide declines in equity markets, interest rates and the strengthening of the Japanese Yen, the underlying investment accounts declined substantially.  The collective account values were approximately 88% and 82% of the guarantee value at December 31, 2009 and December 31, 2008. The liability is also affected by annuitant related behavioral and actuarial assumptions, including surrender and mortality rates. WM Life Re significantly lowered its projected surrender rates in 2009 and 2008 to reflect the behavior observed during the turbulent markets experienced throughout those years.

WM Life Re uses derivative instruments, including put options, interest rate swaps, total return swaps on bond indices and futures contracts on major equity indices, currency pairs and government bonds, to mitigate the market risks associated with changes in the fair value of the reinsured variable annuity guarantees. WM Life Re measures its net exposure to changes in relevant interest rates, foreign exchange rates, implied volatilities and equity markets on a daily basis and adjusts its economic hedge positions within risk guidelines established by senior management. WM Life Re continually fair values its liability and the related hedge assets.   The guarantee is economically equivalent to having sold put options on a basket of the four index funds. WM Life Re also monitors the effects of annuitant related experience against actuarial assumptions (surrender and mortality rates) on a weekly basis and adjusts relevant assumptions and economic hedge positions if required.

WM Life Re has made modifications and adjustments to improve the effectiveness of its economic hedging program. In 2009, WM Life Re entered into long term Japanese interest rate swaps with a total notional amount of ¥128 billion ($1.4 billion), largely replacing its use of short term Japanese Government Bond (“JGB”) futures to hedge its discount rate exposure.  By doing so, WM Life Re substantially reduced its exposure to changes in swap spreads and significantly reduced the potential costs associated with rolling JGB futures contracts during times of relative market illiquidity.

In December 2009, to more closely hedge the performance of approximately ¥70 billion ($774 million) of bond funds tracking the Citi World Group Government Bond Index, excluding Japan (“WGBI”), WM Life Re entered into a series of total return swap contracts on the performance of the WGBI with a total notional amount of $400 million (equating to approximately 72% of WM Life Re’s WGBI-related liability exposure at December 31, 2009). Under the contracts, WM Life Re receives cash flows based on a fixed return, reset at the beginning of each month based on current LIBOR and is required to pay cash flows based on the performance of the WGBI during that month plus a fixed amount. The total return swaps reduce WM Life Re’s hedging basis risk (i.e., the risk that changes in the WGBI will cause WM Life Re’s variable annuity guarantee liabilities to change in value at a different rate than the derivative hedges) by matching the WGBI returns precisely, although WM Life Re must continue to hedge the results into Japanese Yen to match the benchmark denominated in Japanese Yen.  On the remaining 28%, WM Life Re hedges with the limited types of available, liquid interest rate derivatives that best fit the country and term exposures of the WGBI.

In January 2010, to more closely track the performance of approximately ¥77 billion ($838 million) of bond funds tracking the Nomura Bond Performance Index (“Nomura BPI”), WM Life Re entered into its first total return swap contract on the performance of that index with a total notional amount of ¥8.75 billion ($96 million), equating to approximately 16% of WM Life Re’s Nomura BPI-related liability exposure.  The swap has a term of 1 year. Under the contract, WM Life Re receives cash flows based on a fixed return, reset at the beginning of each month based on current LIBOR and is required to pay cash flows based on the performance of the Nomura BPI during that month plus a fixed amount. The types and tenors of liquid Japanese bond futures currently available are extremely limited for the majority of Nomura BPI exposure not covered by this swap. Therefore, WM Life Re is subject to basis risk relating to the difference between the tenor of the bond futures and the tenor of the assets in the annuity funds covered by its variable annuity guarantees. WM Life Re continues to evaluate other mechanisms to manage the risk associated with its exposures on the benefit guarantee liabilities.

Under the terms of its reinsurance contracts, WM Life Re is required to hold eligible assets (generally cash, short-term investments and hedge assets such as options and futures) equal to the fair value of the liability, as defined in the reinsurance contracts, for the benefit of the cedant.  Increases in the fair value of the liability in excess of the increase in value of the hedge assets, such as occurs in the case of decreases in surrender assumptions or underperformance of the hedging portfolio, must therefore be funded on a current basis while the actual amounts that must be paid to settle the contracts may not be known and generally will not become payable for a number of years.  White Mountains contributed an additional $133 million and $105 million into WM Life Re during 2009 and 2008, respectively, to fulfill this requirement.

See Item 7 - “CRITICAL ACCOUNTING ESTIMATES - Fair Value Measurements” for a discussion of the sensitivity of WM Life Re’s results to changes in market and annuitant-related variables.

Tuckerman Fund I and Tuckerman Fund II

White Mountains owns approximately 94% of Tuckerman Fund I and approximately 47% of Tuckerman Fund II, (collectively, “the Tuckerman Funds”). The Tuckerman Funds are managed by Tuckerman Capital, a private investment firm that focuses on acquisitions of small manufacturing companies, and are consolidated within White Mountains’ financial statements.  Tuckerman Capital focuses its acquisition efforts on companies with enterprise values ranging from $5 million to $25 million and with established track records of success. The companies owned by the Tuckerman Funds are manufacturers of highly engineered, non-commodity products across a broad range of industries.

At December 31, 2009 and 2008, the Tuckerman Fund I and Tuckerman Fund II had $76 million and $86 million of total assets and accounted for $23 million and $22 million of White Mountains’ net assets. During 2008, White Mountains’ investment in Tuckerman Fund II was transferred from Other Operations to the White Mountains Re segment.

Weather Risk Management

During 2006, White Mountains began selling weather and weather contingent derivative products through its subsidiary, Galileo Weather Risk Management Ltd (“Galileo”). Weather derivatives, which usually take the form of swaps or options, are contracts with financial settlements based on the performance of an index linked to a quantifiable weather element, such as temperature, precipitation, snowfall or windspeed.  Weather contingent derivative products are weather derivatives with an additional commodity price trigger.

During 2009, White Mountains sold Galileo Weather Risk Management Advisors LLC, Galileo Weather Risk Management Ltd. and Galileo Weather Risks Advisors Limited for nominal consideration.  White Mountains retained the outstanding weather derivative contracts and stopped writing any new contracts.  Effective December 2009, White Mountains entered into an agreement to novate the remaining outstanding weather derivative contracts to an unrelated third party.  White Mountains was released from any liability related to the weather derivative contracts and all guaranties related to the weather business were terminated.

Berkshire Exchange

On October 31, 2008, White Mountains completed the transaction with Berkshire that was announced on March 10, 2008, through which Berkshire exchanged substantially all of its 16.3% stake in White Mountains (1,634,921 of its 1,724,200 common shares) for 100% of a White Mountains subsidiary which held CCIC, the International American Group and $708 million in cash (the “Berkshire Exchange”). Upon the closing of the exchange transaction, CCIC and the International American Group had a combined fair value of $85 million and a combined GAAP book value of $59 million.

INVESTMENTS

White Mountains’ investment philosophy has historically been to maximize long-term total returns (after tax) while taking prudent levels of risk and maintaining a diversified portfolio.  Under White Mountains’ philosophy, each dollar of after-tax investment income or investment gains (realized or unrealized) is valued equally.

In 2008 and 2009, in response to significant declines in market levels, heightened market volatility and a lack of market liquidity, White Mountains shifted its focus from total return to capital preservation. In particular, White Mountains significantly reduced the size of its equity portfolio and managed its fixed income portfolio to avoid realizing losses.

As overall financial markets and White Mountains’ investment results continue to stabilize, White Mountains is gradually shifting back from a focus on capital preservation to its traditional total return investment philosophy.

White Mountains’ investment portfolio mix as of December 31, 2009 consisted in large part of high-quality, fixed maturity investments and short-term investments, as well as equity investments and other long-term investments, such as hedge funds, limited partnerships, limited liability corporations and private equities. White Mountains’ management believes that prudent levels of investments in common equity securities and other long-term investments within its investment portfolio are likely to enhance long-term after-tax total returns without significantly increasing the risk profile of the portfolio. See “Portfolio Composition” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

White Mountains’ overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to credit risks. White Mountains also actively manages the average duration of the portfolio, about 2 years including short-term investments and about 3 years excluding short-term investments at December 31, 2009, to seek the highest after-tax, risk-adjusted total returns.

Prospector’s equity investment strategy is to maximize absolute risk-adjusted total return through investments in a variety of equity and equity-related instruments, using a bottom-up, value discipline. Preservation of capital is of the utmost importance. Using a value orientation, Prospector invests in relatively concentrated positions in the United States and other developed markets.

Prospector Offshore Fund, Ltd.

White Mountains owns approximately 60% of the Prospector Offshore Fund, Ltd. (“Prospector Fund”). The Prospector Fund is managed by Prospector, a registered investment adviser, and is consolidated within White Mountains’ financial statements. The Prospector Fund is an open-ended mutual fund that pursues investment opportunities in a variety of equity and equity-related instruments, with a principal focus on the financial services sector and a special emphasis on the insurance industry.

At December 31, 2009 and 2008, the Prospector Fund had $124 million and $128 million of total assets and accounted for $60 million and $52 million of White Mountains’ net assets.

Investments in Unconsolidated Affiliates

Symetra

In 2004, White Mountains, Berkshire and several other private investors capitalized Symetra in order to purchase the life and investment operations of Safeco Corporation for $1.35 billion. The acquired companies focus mainly on group insurance, individual life insurance, structured settlements and retirement services. Symetra had an initial capitalization of approximately $1.4 billion, consisting of $1,065 million of common equity and $315 million of debt. White Mountains invested $195 million in Symetra in exchange for 2.0 million common shares of Symetra. In addition, White Mountains and Berkshire each received warrants to acquire an additional 1.1 million common shares of Symetra at $100 per share. As of December 31, 2009, White Mountains owned approximately 19% of the outstanding common shares of Symetra and approximately 24% of Symetra on a fully-converted basis including the warrants. Three White Mountains designees serve on Symetra’s seven member board of directors. White Mountains accounts for its investment in common shares of Symetra under the equity method and accounts for its Symetra warrants as a derivative investment at fair value.

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

In January 2010, Symetra completed an initial public offering at a price of $12 per share, whereby 20.7 million primary shares were sold to the public and 9.7 million secondary shares were sold by existing shareholders. White Mountains did not sell any of its shares of Symetra in the offering. As a result of the offering in January 2010, White Mountains’ ownership in Symetra has decreased to approximately 15% of the outstanding common shares of Symetra and approximately 20% of Symetra on a fully-converted basis including the warrants.

The following table presents the financial strength ratings assigned to Symetra’s principal insurance operating subsidiaries:

	A.M. Best(1)	Standard & Poor’s(2)	Moody’s(3)	Fitch(4)
Rating	“A” (Excellent)	“A” (Strong)	“A3” (Good)	“A+” (Strong)
Outlook	Stable	Negative	Stable	Negative

(1)         “A” is the third highest of sixteen financial strength ratings assigned by A.M. Best.

(2)         “A” is the sixth highest of twenty-one financial strength ratings assigned by Standard & Poor’s.

(3)         “A3” is the seventh highest of twenty-one financial strength ratings assigned by Moody’s.

(4)         “A+” is the fifth highest of twenty-four financial strength ratings assigned by Fitch.

Symetra’s total revenues and net income for the years ended December 31, 2009, 2008, and 2007 were $1,714 million and $128 million, $1,451 million and $22 million, and $1,590 million and $167 million. As of December 31, 2009 and 2008, Symetra had total assets of $22.4 billion and $19.2 billion and shareholders’ equity of $1.4 billion and $286 million. Symetra’s shareholders’ equity excluding unrealized gains (losses) from its fixed maturity investments was $1.5 billion and $1.3 billion at December 31, 2009 and 2008.

As of December 31, 2009 and 2008, White Mountains’ investment in Symetra common shares was $278 million and $251 million, excluding $9 million and $197 million, respectively, of equity in unrealized losses from Symetra’s fixed maturity investments. As of December 31, 2009 and 2008, White Mountains’ investment in Symetra warrants was $39 million and $27 million. Since inception, White Mountains has received cash dividends from Symetra of $47 million on its common share investment and $26 million on its warrant investment.

Delos

On August 3, 2006, White Mountains Re sold Sirius America to Delos. As part of the transaction, White Mountains invested $32 million in Delos, representing an equity interest of approximately 18%, which is accounted for as an equity method investment in an unconsolidated affiliate. As of December 31, 2009, White Mountains’ total investment in Delos was $35 million.

Pentelia

White Mountains obtained an equity interest of 33% in Pentelia Capital Management (“PCM”) for $1.6 million in April 2007. This investment is accounted for under the equity method. As of December 31, 2009, White Mountains investment in PCM was $1.7 million. White Mountains also holds an investment Pentelia Investment Limited “(PIL”), a fund that invests in insurance-related investment assets. As of December 31, 2009, the carrying value of White Mountains’ investment in PIL was $23 million.

Securities Lending

In recent years, White Mountains had participated in securities lending programs through both OneBeacon and White Mountains Re as a mechanism for generating additional investment income. The fair value of the securities lending collateral was recorded as both an asset and a liability; however, other than in the event of a default by the borrower, the collateral was not available to White Mountains and would have been remitted to the borrower by the lending agent upon return of the loaned securities. During 2009, OneBeacon and White Mountains Re exited their securities lending programs. Through December 31, 2009, White Mountains recorded approximately $3 million of net realized and unrealized investment losses in connection with its exit from the programs. The securities lending programs have generated approximately $21 million of additional investment income for White Mountains since inception in 2001.

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

The insurance laws of many states generally provide that property and casualty insurers doing business in those states belong to a statutory property and casualty guaranty association. The purpose of these guaranty associations is to protect policyholders by requiring that solvent property and casualty insurers pay certain insurance claims of insolvent insurers. These guaranty associations generally pay these claims by assessing solvent insurers proportionately based on the insurer’s share of voluntary written premiums in the state. While most guaranty associations provide for recovery of assessments through rate increases, surcharges or premium tax credits, there is no assurance that insurers will ultimately recover these assessments. At December 31, 2009, the reserve for such assessments at OneBeacon totaled $17 million.

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

Nearly all states have insurance laws requiring personal property and casualty insurers to file price schedules, policy or coverage forms, and other information with the state’s regulatory authority. In most cases, such price schedules and/or policy forms must be approved prior to use. While pricing laws vary from state to state, their objectives are generally to ensure that prices are adequate, not excessive and not discriminatory. For example, Massachusetts, a state where OneBeacon has a sizable presence, had previously set virtually all aspects of automobile insurance rates, including agent commissions. While the state has transitioned to a system of managed competition, existing regulations continue to challenge an insurer’s ability to adequately price its product, which often leads to unsatisfactory underwriting results.

White Mountains’ U.S.-based insurance and reinsurance operating subsidiaries are subject to state laws and regulations that require investment portfolio diversification and that limit the amount of investment in certain categories. Non-compliance may cause non-conforming investments to be non-admitted in measuring statutory surplus and, in some instances, may require divestiture. White Mountains’ investment portfolio at December 31, 2009 complied with such laws and regulations in all material respects.

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

Effective January 1, 2010, the NAIC adopted amendments to the Annual Financial Reporting Model Regulation, or the Model Audit Rule (“MAR”).  The amendments to the MAR include provisions very similar to Sarbanes-Oxley requirements for public companies and require certain insurance companies to appoint audit committees to oversee accounting and financial reporting processes as well as the audit of the financial statements of the insurer.  Audit committees also are required to appoint independent auditors, among other things.  The designated audit committee must receive reports regarding significant deficiencies, material weaknesses and solvency concerns at the insurance company level.  Certain insurance companies also will be required to file a management report on internal control over financial reporting annually beginning with the fiscal year ending December 31, 2010.

Sweden

WMRe Sirius is subject to regulation and supervision by the Swedish Financial Supervisory Authorities (the “FSA”). As Sweden is a member of the European Union (the “EU”), the FSA supervision covers all locations within the EU. Generally, the FSA has broad supervisory and administrative powers over such matters as licenses, standards of solvency, investments, methods of accounting, form and content of financial statements, minimum capital and surplus requirements, annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. White Mountains believes that it is in compliance with all applicable laws and regulations pertaining to its business that would have a material effect on its financial position in the event of non-compliance.

In accordance with provisions of Swedish law, WMRe Sirius is permitted to transfer up to the full amount of its pre-tax income, subject to certain limitations, into an untaxed reserve referred to as a safety reserve, which equaled $1.4 billion at December 31, 2009. Under GAAP, an amount equal to the safety reserve, net of the related deferred tax liability established at the Swedish tax rate of 26.3%, is classified as shareholder’s equity. Generally, this deferred tax liability is only required to be paid by WMRe Sirius if it fails to maintain predetermined levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on WMRe Sirius’ safety reserve ($356 million at December 31, 2009) is included in solvency capital. Access to the safety reserve is restricted to coverage of insurance losses. Access for any other purpose requires the approval of Swedish regulatory authorities.  Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the $1.4 billion balance of the safety reserve, without any provision for deferred taxes, in WMRe Sirius’ regulatory capital when assessing WMRe Sirius’ financial strength.

Bermuda Insurance Regulation

The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), regulates the insurance businesses of WMRe Bermuda, Scandinavian Re, and WM Life Re, and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (“BMA”). The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise to operate an insurance business. In addition, the BMA is required by the Insurance Act to determine whether a person who proposes to control 10 percent, 20 percent, 33 percent or 50 percent (as applicable) of the voting powers of a Bermuda registered insurer or its parent company is a fit and proper person to exercise such degree of control.

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

Certain Other Bermuda Law Considerations

The Company is an exempted company organized under the Companies Act 1981 of Bermuda (the “Companies Act”). As a result, the Company needs to comply with the provisions of the Companies Act regulating the payment of dividends and making of distributions from contributed surplus. A company is prohibited from declaring or paying a dividend, or making a distribution out of contributed surplus, if there are reasonable grounds for believing that:

(1)   the company is, or would after the payment be, unable to pay its liabilities as they become due; or

(2)   the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

Under the Company’s bye-laws, each common share is entitled to dividends if, and when, dividends are declared by its board of directors, subject to any preferred dividend rights of the holders of any preference shares. Issued share capital is the aggregate par value of the company’s issued shares, and the share premium account is the aggregate amount paid for issued shares over and above their par value. Share premium accounts may be reduced in certain limited circumstances. In addition, the Companies Act regulates return of capital, reduction of capital and any purchase or redemption of shares by the Company.

Although the Company is incorporated in Bermuda, it has been designated as a non-resident of Bermuda for exchange control purposes by the BMA. Pursuant to its non-resident status, the Company may hold any currency other than Bermuda dollars and convert that currency into any other currency, other than Bermuda dollars, without restriction.

Shares may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act of 2003 and the Exchange Control Act 1972, and related regulations of Bermuda which regulate the sale of securities in Bermuda. In addition, specific permission is required from the BMA pursuant to the provisions of the Exchange Control Act 1972 and related regulations, for all issuances and transfers of securities of Bermuda companies, other than in cases where the BMA has granted a general permission. The BMA in its policy dated June 1, 2005 provides that where any equity securities, including the Company’s common shares, of a Bermuda company are listed on an appointed stock exchange, general permission is given for the issue and subsequent transfer of any securities of a company from and/or to a non-resident, for as long as any equities securities of such company remain so listed. The New York Stock Exchange is deemed to be an appointed stock exchange under Bermuda law. Notwithstanding the above general permission, the BMA has granted the Company permission to, subject to its common shares being listed on an appointed stock exchange, (a) issue and transfer its shares, up to the amount of its authorized capital from time to time, to persons resident and non-resident of Bermuda for exchange control purposes; (b) issue and transfer options, warrants, depositary receipts, rights, and other securities; and (c) issue and transfer loan notes and other debt instruments and options, warrants, receipts, rights over loan notes and other debt instruments to persons resident and non-resident of Bermuda for exchange control purposes.

Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place in Bermuda. As an exempted company, the Company may not, without the express authorization of the Bermuda legislature or under a license granted by the Bermuda Minister of Finance, participate in various specified business transactions, including:

•                  the acquisition or holding of land in Bermuda, except land held by way of lease or tenancy agreement which is required for the Company’s business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for the Company’s officers and employees and held with the consent of the Bermuda Minister of Finance, for a term not exceeding 21 years;

•                  the taking of mortgages on land in Bermuda in excess of $50,000;

•                  the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government or public authority securities; or

•                  subject to some exceptions, the carrying on of business of any kind in Bermuda for which the Company is not licensed in Bermuda.

Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian) is available who meets the minimum standard requirements for the advertised position. In 2001, the Bermuda government announced a new policy limiting the duration of work permits to six years, with certain exemptions for key employees. In addition, exempted companies, such as the Company, must comply with Bermuda resident representation provisions under the Companies Act which require that a minimum number of offices must be filled by persons who are ordinarily resident in Bermuda.

RATINGS

Insurance and reinsurance companies are evaluated by various rating agencies in order to measure each company’s financial strength. Higher ratings generally indicate financial stability and a stronger ability to pay claims. White Mountains believes that strong ratings are important factors in the marketing of insurance and reinsurance products and services to agents and consumers and ceding companies.

Rating agencies also evaluate the general creditworthiness of debt securities issued by companies. Their ratings are then used by existing or potential investors to assess the likelihood of repayment on a particular debt issue. White Mountains believes that strong debt ratings are important factors that provide better financial flexibility when issuing new debt or restructuring existing debt.

The following table presents the financial strength ratings assigned to White Mountains’ principal insurance and reinsurance operating subsidiaries and the debt ratings for White Mountains’ principal financial instruments as of February 25, 2010:

	A.M. Best(1)	Standard & Poor’s(2)	Moody’s(3)	Fitch(4)
OneBeacon
Rating	“A” (Excellent)	“A” (Strong)	“A2” (Good)	“A” (Strong)
Outlook	Stable	Watch Negative(6)	Negative	Negative
WMRe Sirius
Rating	“A” (Excellent)	“A-” (Strong)	“A3” (Good)	“A-” (Strong)
Outlook	Negative	Stable	Stable	Negative
WMRe America
Rating	“A-” (Excellent)	“A-” (Strong)	“A3” (Good)	“A-” (Strong)
Outlook	Stable	Stable	Stable	Negative
Esurance
Rating	“A-” (Excellent)	No Rating	No Rating	No Rating
Outlook	Stable	N/A	N/A	N/A
OBH Senior Notes(5)
Rating	“bbb” (Good)	“BBB” (Adequate)	“Baa2” (Medium Grade)	“BBB” (Good)
Outlook	Stable	Watch Negative(6)	Negative	Negative
WMRe Senior Notes
Rating	“bbb-” (Adequate)	“BBB-” (Adequate)	“Baa3” (Medium Grade)	“BBB” (Good)
Outlook	Stable	Stable	Stable	Negative
WMRe Preference Shares
Rating	“bb” (Speculative)	“BB” (Speculative)	“Ba2” (Speculative)	“BB+” (Speculative)
Outlook	Stable	Stable	Stable	Negative

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

(4)              “A” is the sixth highest and “A-” is the seventh highest of twenty-one financial strength ratings; “BBB” is the ninth highest and “BB+”is the eleventh highest of twenty-three creditworthiness ratings assigned by Fitch.

(5)              The OBH Senior Notes are fully and unconditionally guaranteed as to the payment of principal and interest by the Company.

(6)              Placed on Watch Negative on February 2, 2010.

EMPLOYEES

As of December 31, 2009, White Mountains employed 4,627 persons (consisting of 38 persons at the Company and its intermediate holding companies, 2,100 persons at OneBeacon, 431 persons at White Mountains Re, 2,016 persons at Esurance (including Answer Financial), 31 persons at WM Advisors, and 11 persons at WM Life Re). Management believes that White Mountains has satisfactory relations with its employees.

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

The Company will provide to any shareholder, upon request and without charge, copies of these documents (excluding any applicable exhibits unless specifically requested). Written or telephone requests should be directed to the Corporate Secretary, White Mountains Insurance Group, Ltd., 14 Wesley Street, Hamilton, HM 11 Bermuda, telephone number (441) 278-3160. Additionally, all such documents are physically available at the Company’s registered office at Clarendon House, 2 Church Street, Hamilton, HM 11 Bermuda.

Item 1A.  Risk Factors

The information contained in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “FORWARD-LOOKING STATEMENTS” (page 99) for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements. The Company’s actual future results and trends may differ materially depending on a variety of factors including, but not limited to, the risks and uncertainties discussed below.

Our investment portfolio may suffer reduced returns or losses which could adversely affect our results of operations and financial condition. Any adverse changes in interest or foreign currency exchange rates or volatility in the equity or debt markets could result in significant losses in the fair value of our investment portfolio and generate significant losses from our life reinsurance business.

Our investment portfolio consists of fixed maturity securities, convertible fixed maturities, short-term investments, common equity securities and other long-term investments such as hedge funds, limited partnerships, limited liability corporations and private equities. Our investment selections are designed to maximize after-tax, total risk-adjusted return over the long term; however, investing entails substantial risks. We cannot assure you that we will achieve our investment objectives, and our investment performance may vary substantially over time.

Investment returns are an important part of our strategy to grow book value, and fluctuations in the fixed income or equity markets could impair our results of operations or financial condition. A significant period of time normally elapses between the receipt of insurance premiums and the disbursement of insurance claims. During this time, we invest our capital and funds allocated to support unpaid loss and LAE reserves. We seek to maximize our total return on these investments through the generation of investment income, consisting primarily of interest earned on fixed maturity investments and dividends earned on equity securities, and realized and unrealized investment gains on the securities we hold in our investment portfolio.

The investment income and fair market value of our investment portfolio are affected by general economic and market conditions, including fluctuations in interest rates and volatility in the stock market. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we attempt to manage the risks of changes in interest rates, we may not be able to do so. In particular, a significant increase in interest rates could result in significant losses, realized or unrealized, in the fair value of our investment portfolio and, consequently, could have an adverse affect on our results of operations and financial condition. In addition, we are exposed to changes in the level or volatility of equity prices that affect the value of securities or instruments that derive their value from a particular equity security, a basket of equity securities or a stock index. Further, because a portion of our investment portfolio is invested in securities denominated in currencies other than U.S. dollar, the value of our portfolio is sensitive to changes in foreign currency rates. These conditions are outside of our control and could adversely affect the value of our investments and our results of operations and financial condition.

In addition, our life reinsurance business has assumed the risk related to a shortfall between the account value and the guaranteed value that must be paid by a ceding company to its annuitants or to its annuitants’ beneficiaries.  We use derivative instruments to mitigate the market risks associated with changes in the fair value of the reinsured variable annuity guarantees.  These derivative instruments include put options, interest rate swaps, total return swaps and futures contracts on major equity indices, currency pairs and government bonds. However, these derivatives may not fully mitigate our exposure to the changes in the fair value of the reinsured variable annuity guarantees.  For example, WM Life Re reported significant losses in 2008 from the net effect of the increase in the fair value of its variable annuity liabilities exceeding the increase in the fair value of the related derivative instruments.

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

We write insurance and reinsurance policies that cover losses from catastrophic events. Our policies cover unpredictable natural and other disasters, such as hurricanes, windstorms, earthquakes, floods, fires and explosions. In recent years, the frequency of major weather-related catastrophes has increased. Our exposure to catastrophic windstorm damage in the Northeastern United States is the largest single natural risk to our business. In the case of OneBeacon, some extremely remote modeled catastrophic events, or series of catastrophic events, could be of sufficient size to cause OneBeacon to become insolvent, which would adversely affect our financial condition and results of operations. We also have significant exposure to a major earthquake or series of earthquakes in California, the Midwestern United States or Japan and windstorm damage in Northern Europe, the United States Atlantic Coast (i.e., Massachusetts to Florida) and the United States Gulf Coast region (i.e., Florida to Texas). In addition, we are exposed to losses from terrorist attacks, such as the attacks on the United States on September 11, 2001.

The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Increases in the value of insured property, the effects of inflation and changes in cyclical weather patterns may increase the severity of claims from catastrophic events in the future. Claims from catastrophic events could reduce our earnings and cause substantial volatility in our results of operations for any fiscal quarter or year and adversely affect our financial condition. Our ability to write new insurance and reinsurance policies could also be impacted as a result of corresponding reductions in our capital levels.

We manage our exposure to catastrophic losses by limiting the aggregate insured value of policies in geographic areas with exposure to catastrophic events by estimating a PML for many different catastrophe scenarios and by buying reinsurance. To manage and analyze aggregate insured values and PML, we use a variety of tools, including catastrophe modeling software packages. Our estimates of PML are dependent on many variables, including assumptions about the demand surge and storm surge, loss adjustment expenses, insurance-to-value and storm intensity in the aftermath of weather- related catastrophes utilized to model the event, the relationship of the actual event to the modeled event and the quality of data provided to us by ceding companies (in the case of our reinsurance operations). Accordingly, if our assumptions about the variables are incorrect, the losses we might incur from an actual catastrophe could be materially higher than our expectation of losses generated from modeled catastrophe scenarios and our financial condition and results of operations could be materially adversely affected. In December 2009, OneBeacon completed  the Commercial Lines Transaction and in February 2010, OneBeacon entered into the Personal Lines Transaction, which is subject to regulatory approvals and is expected to close in the second quarter of 2010.  The Commercial Lines Transaction will reduce our exposure to catastrophic events and our PML over time as policy terms expire during 2010, while the Personal Lines Transaction will reduce our exposure immediately upon closing.

We may not maintain favorable financial strength or creditworthiness ratings which could adversely affect our ability to conduct business.

Third party rating agencies assess and rate the financial strength, including claims-paying ability, of insurers and reinsurers. These ratings are based upon criteria established by the rating agencies and are subject to revision at any time at the sole discretion of the agencies. Some of the criteria relate to general economic conditions and other circumstances outside the rated company’s control. These financial strength ratings are used by policyholders, agents and brokers as an important means of assessing the suitability of insurers and reinsurers as business counterparties and have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. These financial strength ratings do not refer to our ability to meet non-insurance obligations and are not a recommendation to purchase or discontinue any policy or contract issued by us or to buy, hold or sell our securities. The maintenance of an “A-” or better financial strength rating from A.M. Best and/or S&P is particularly important to our ability to write new business in most markets.  General creditworthiness ratings are used by existing or potential investors to assess the likelihood of repayment on a particular debt issue. The maintenance of an investment grade general creditworthiness rating (e.g., “BBB-” or better from S&P and “Baa3” or better from Moody’s) is particularly important to our ability to raise new debt with acceptable terms.  We believe that strong debt ratings are important factors that provide better financial flexibility when issuing new debt or restructuring existing debt.

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

Additionally, the majority of WMRe America’s assumed reinsurance contracts contain optional cancellation, commutation and/or funding provisions that would be triggered if A.M. Best and/or S&P were to downgrade the financial strength ratings of WMRe America below “A-” or if the surplus of WMRe America were to substantially decrease (generally, in excess of 20%). A client may choose to exercise these rights depending on, among other things, the reasons for such a downgrade, the extent of the downgrade, the prevailing market conditions, the degree of unexpired coverage, and the pricing and availability of replacement reinsurance coverage. We cannot predict in advance how many of our clients would actually exercise such rights but widespread exercise of these options could be materially adverse. For example, WMRe America experienced a reduction in surplus from year-end 2007 to year-end 2008 equal to approximately 24%. However, no client exercised any cancellation option relating to surplus reduction.

Our loss and loss adjustment expense reserves may be inadequate to cover our ultimate liability for losses and as a result our financial results could be adversely affected.

We are required to maintain adequate reserves to cover our estimated ultimate liabilities for loss and loss adjustment expenses. Loss and LAE reserves are typically comprised of (1) case reserves for claims reported and (2) IBNR reserves for losses that have occurred but for which claims have not yet been reported which include a provision for expected future development on case reserves. These reserves are estimates based on actuarial, claims and underwriting assessments of what we believe the settlement and administration of claims will cost based on facts and circumstances then known to us. Because of the uncertainties that surround estimating loss and LAE reserves, we cannot be certain that our reserves are adequate and actual claims and claim expenses paid might exceed our reserves due to the uncertainties that surround estimating loss and LAE reserves. If we determine in the future that our reserves are insufficient to cover our actual losses and LAE, we would have to add to our reserves, which could have a material adverse effect on our financial condition and results of operations.  For example, in 2008 WMRe America increased reserves by $181 million related to adverse loss development from its casualty reinsurance book.

For further discussion of our loss and LAE reserves, including our asbestos and environmental reserves, see Item 7 -“CRITICAL ACCOUNTING ESTIMATES - Loss and Loss Adjustment Expenses”.

We may not be able to successfully alleviate risk through reinsurance and retrocessional arrangements. Additionally, we may be not be able to collect all amounts due from our reinsurers under our existing reinsurance and retrocessional arrangements.

We attempt to limit our risk of loss through reinsurance and retrocessional arrangements. Retrocessional arrangements refer to reinsurance purchased by a reinsurer to cover its own risks assumed from ceding companies. The availability and cost of reinsurance and retrocessional protection is subject to market conditions, which are outside of our control. In addition, the coverage under our reinsurance and retrocessional arrangements may be inadequate to cover our future liabilities. As a result, we may not be able to successfully alleviate risk through these arrangements, which could have a material adverse effect on our financial condition and results of operations.

We are not relieved of our obligations to our policyholders or ceding companies by purchasing reinsurance. Accordingly, we are subject to credit risk with respect to our reinsurance and retrocessions in the event that a reinsurer is unable to pay amounts owed to us as a result of a deterioration in its financial condition. A number of reinsurers in the industry experienced such a deterioration in the aftermath of the 2001 terrorist attacks and the active 2005 hurricane season. To mitigate this risk, we annually review and periodically monitor our reinsurers’ financial condition. While we believe that our reinsurers’ financial condition is strong, it is possible that one or more of our reinsurers will be significantly adversely affected by future significant loss events, causing them to be unable to pay amounts owed to us. We also may be unable to recover amounts due under our reinsurance and retrocessional arrangements if our reinsurers choose to withhold payment due to a dispute or other factors beyond our control.

We have significant foreign operations that expose us to certain additional risks, including foreign currency risks and political risk.

White Mountains Re conducts a significant portion of its business outside of the United States. As a result, a significant portion of our assets, liabilities, revenues and expenses are denominated in currencies other than the U.S. dollar and are therefore subject to foreign currency risk. Our foreign currency risk cannot be eliminated entirely and significant changes in foreign exchange rates may adversely affect our financial condition or our results of operations.

Our foreign operations are also subject to legal, political and operational risks that may be greater than those present in the United States. As a result, our operations at these foreign locations could be temporarily or permanently disrupted.

Our debt, preferred stock and related service obligations could adversely affect our business.

As of December 31, 2009, we had approximately $1,052 million face value of indebtedness and $250 million face value of non-cumulative perpetual preference shares outstanding.

Our ability to meet our debt, preferred stock and related service obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which are beyond our control. We are also subject to restrictive financial covenants contained in our revolving credit facilities that require us to maintain specified financial ratios and to satisfy financial condition tests.  These covenants can restrict us in several ways, including our ability to incur additional indebtedness.  A breach of these covenants could result in an event of default under our revolving credit facilities which would allow lenders to declare any amounts owed under the revolving credit facilities to be immediately due and payable. A failure to pay principal and interest on our revolving credit facilities in excess of $25 million could trigger cross acceleration provisions contained in the indentures of the OBH Senior Notes and the WMRe Senior Notes.  Conversely, a failure to pay principal and interest on the OBH Senior Notes or the WMRe Senior Notes could trigger a cross acceleration provision on our revolving credit facilities.  If we do not have enough cash to repay accelerated debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more cash or sell equity. We cannot assure you that we will be able to accomplish any of these alternatives on terms acceptable to us, if at all.

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

As a holding company with no direct operations, we rely on net investment income and dividends, tax sharing payments and other permitted payments from our subsidiaries to pay our expenses. Our subsidiaries may not be able to generate cash flow sufficient to pay a dividend or distribute funds to us. In addition, under the insurance laws of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled, an insurer or reinsurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities.

Our top tier regulated insurance and reinsurance operating subsidiaries have the ability to pay approximately $500 million of dividends without prior approval of regulatory authorities during 2010.  As of December 31, 2009, the Company and its intermediate holding companies had approximately $439 million of net unrestricted cash and fixed maturity investments outside of its regulated insurance and reinsurance operating subsidiaries and $451 million available to be drawn from its revolving credit facilities. See Item 7 - “LIQUIDITY AND CAPITAL RESOURCES — Dividend Capacity”. Management believes that our cash balances, cash flows from operations and cash flows from investments are adequate to meet expected cash requirements for the foreseeable future on both a holding company and operating subsidiary level. However, if our insurance and reinsurance subsidiaries cannot pay dividends in future periods or if we contribute additional funds to fulfill our obligations under our life reinsurance contracts, we may have difficulty servicing our debt, paying dividends on our common and preferred shares and meeting our holding company expenses. For additional information relating to insurance and reinsurance regulations governing our operations, see “Regulation.”

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

As industry practices and legal, judicial, social and other conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our financial condition and results of operations by either extending coverage beyond our underwriting intent or by increasing the number and size of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance and reinsurance contracts that are affected by the changes.

The property and casualty insurance and reinsurance industries are highly competitive and cyclical and we may not be able to compete effectively in the future.

The property and casualty insurance and reinsurance industries are highly competitive and have historically been cyclical, experiencing periods of severe price competition and less selective underwriting standards (“soft markets”) followed by periods of relatively high prices and more selective underwriting standards (“hard markets”). OneBeacon competes with numerous regional and national insurance companies, including The St. Paul Travelers Companies, Inc., Zurich Financial Services Group, CNA Financial Corporation, Hartford Financial Services Group, Inc., The Hanover, W.R. Berkley Corporation, The Chubb Corporation, The Progressive Corporation, Allstate Insurance Company, Liberty Mutual, American International Group, Inc. and the regional Farm Bureaus. White Mountains Re competes with numerous reinsurance companies throughout the world, including ACE Limited, Arch Capital Group Ltd., Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., General Reinsurance Corporation, Hannover Ruckversicherung AG, Lloyd’s of London, Montpelier Re, Munich Re Group, Odyssey Re Holdings Corporation, Partner Re Ltd., Platinum Underwriters Holdings Ltd., Renaissance Re Holdings Ltd., Swiss Re Group, Transatlantic Holdings, Inc. and XL Capital Ltd. Esurance competes with national and regional personal automobile insurance companies, though Esurance’s main competition comes from other direct writers like Progressive, GEICO, and 21st Century. Many of these competitors have greater financial, marketing and management resources than we do and have established long-term and continuing business relationships throughout the insurance industry, which can be a significant competitive advantage for them.

OneBeacon offers its products through a network comprised of independent agents and brokers.  These agents and brokers are sometimes able to offer substantial discounts in pricing through their own markets as compared to OneBeacon’s insurance products. If OneBeacon’s distribution partners experience increased competition from other writers of insurance, we in turn could be adversely affected if OneBeacon’s agents are unable to maintain a competitive position in their respective markets.  In addition, substantial new capital and competitors have entered the reinsurance market in recent years, and we expect to face further competition in the future.

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

We expect to continue to experience the effects of the insurance and reinsurance industries’ cyclicality.  If we are unable to maintain our competitive position throughout soft and hard market cycles, our insurance and reinsurance businesses may be adversely affected and we may not be able to compete effectively in the future.

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

In addition, there are efforts currently underway in the United States to federally regulate financial services companies, which could include insurance companies, including through the establishment of a U.S. federal regulatory body or agency. This legislation, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry. The current U.S. Congress could address the issue of U.S. federal regulation of insurance companies, including issues such as U.S. federal preemption of state insurance regulations as well as solvency and capital requirements. We cannot predict whether any U.S. federal legislation will be enacted at all, or if it is enacted, what issues it will address. Any such legislation could have an effect on our business, results of operations and financial condition.

We could be subject to litigation, regulatory enforcement action and damage to our reputation if confidential personally identifiable information is mishandled or stolen.

Our operating entities, particularly OneBeacon, Esurance and Answer Financial, collect and store personally identifiable information from consumers.  If our data security measures fail and personally identifiable information is mishandled or stolen, we could be subject to litigation and regulatory enforcement action.  Further, such a failure could damage our reputation, which could have an adverse effect on our business, results of operations and financial condition.

Our profitability may be adversely impacted by inflation, legislative actions and judicial decisions.

The effects of inflation could cause claim costs to rise in the future. In addition, legislative actions and judicial decisions continue to broaden liability and policy definitions and to increase the severity of claim payments, such as described above with respect to asbestos and environmental claims. To the extent inflation and these legislative actions and judicial decisions cause claim costs to increase above reserves established for these claims, we will be required to increase our loss and LAE reserves with a corresponding reduction in our net income in the period in which the deficiency is identified.

We have successfully created shareholder value through acquisitions and dispositions of insurance and reinsurance entities. We may not be able to continue to create shareholder value through such transactions in the future.

In past years, we have completed numerous acquisitions and dispositions of insurance and reinsurance entities, many of which have contributed significantly to our growth in adjusted book value. Failure to identify and complete future acquisition and disposition opportunities could limit our ability to achieve our target returns. Even if we were to identify and complete future acquisition or disposition opportunities, there is no assurance that such opportunities will ultimately achieve their anticipated benefits.

For example, OneBeacon entered into the Personal Lines Transaction in February 2010. The Personal Lines Transaction is subject to certain regulatory approvals and is expected to close in the second quarter of 2010. While we anticipate that the Personal Lines Transaction will close as scheduled, there can be no assurance that OneBeacon and the acquirer will receive the required regulatory approvals or otherwise be able to close the transaction. OneBeacon markets its personal lines business through a network of independent agents. Therefore, OneBeacon risks a loss of business from these agents if it is unable to close the Personal Lines Transaction, which could adversely impact our business, results of operations and financial condition.

We have significant deferred tax assets which we may be unable to utilize if we do not generate sufficient future taxable income.

We have a deferred tax asset of $282 million (net of a valuation allowance of $178 million) related to net operating loss carryforwards, capital loss carryforwards and tax credit carryforwards at December 31, 2009 that are subject to carryforward limitations in the United States.  We also have a deferred tax asset of $565 million (net of a valuation allowance of $156 million) related to net operating loss carryforwards in Luxembourg that are not subject to limitation at December 31, 2009. The loss carryforwards in Luxembourg primarily relate to tax deductible write-downs in 2007 and 2008 of investments in U.S. subsidiaries held by Luxembourg subsidiaries. Utilization of these assets and other assets included in our worldwide net deferred tax asset of $209 million (net of a valuation allowance of $513 million) is dependent on generating sufficient future taxable income of the appropriate character (i.e., ordinary income or capital gains) in the appropriate jurisdiction. If it is determined that it is more likely than not that sufficient future taxable income will not be generated, we would be required to increase the valuation allowance in future periods, which would have an adverse effect on our financial condition and results of operations.

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

The taxable income of our U.S. subsidiaries is subject to U.S. federal, state and local income tax and other taxes. The income of the non-U.S. companies in our group is generally subject to a lower effective tax rate than that imposed by the United States. Certain of our non-U.S. companies are eligible for the benefits of tax treaties between the United States and other countries. We believe our non-U.S. companies will continue to be eligible for treaty benefits. However, it is possible that factual changes or changes to U.S. tax laws or changes to tax treaties that presently apply to our non-U.S. companies could impact income subject to tax in the United States. Similarly, changes to the applicable tax laws, treaties or regulations of other countries could subject the income of members of our group to higher rates of tax outside the United States.  For example, legislation has been introduced to Congress to amend the Internal Revenue Code of 1986 to disallow the deduction for excess non-taxed reinsurance premiums with respect to United States risks paid to affiliates.

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

Our corporate affairs are governed by the Companies Act. The Companies Act differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including the provisions relating to interested directors, amalgamations, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of directors. Generally, the duties of directors and officers of a Bermuda company are owed to the company only. Shareholders of Bermuda companies generally do not have rights to take action against directors or officers of the company and may only do so in limited circumstances. Class actions and derivative actions are generally not available to shareholders under Bermuda law. The Bermuda courts, however, would ordinarily be expected to permit a shareholder to commence an action in the name of a company to remedy a wrong to the company where the act complained of is alleged to be beyond the corporate power of the company or illegal, or would result in the violation of the company’s memorandum of association or bye-laws. Furthermore, consideration would be given by a Bermuda court to acts that are alleged to constitute a fraud against noncontrolling shareholders or, for instance, where an act requires the approval of a greater percentage of the company’s shareholders than that which actually approved it.

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

White Mountains Re, through WMRe America, has run-off operations that include a material amount of Latin American facultative surety exposure (our “Surety Book”). Surety bonding describes a class of business where insurance companies guarantee various contractual commitments assumed by contractors and other businesses. The majority of WMRe America’s Surety Book is comprised of performance, advanced payment, payment and maintenance bonds, which is insurance obtained by service providers, such as construction firms, to protect against their failure to complete service engagements according to contractual terms. As of December 31, 2009, the maximum certificate or bonding value in our Surety Book (a measurement which does not factor in the percentage to completion of any of the projects supported by the bonds) was approximately $543 million. Approximately 91% of our Surety Book is represented by contracts in Colombia and 5% is represented in Brazil. While our Surety Book is comprised of a large number of contracts with relatively small individual exposures, a severe economic downturn that adversely affects the capital supply or business environment in Colombia or Brazil individually, or Latin America generally, or a significant shift in the regulatory or legal environments governing access to collateral in these markets, could have a material adverse effect on our results of operations and financial condition. In the event current recessionary pressures increase or continue over time, it is possible that certain South American countries could experience significant economic downturn that could affect the risks in White Mountains Re’s Surety Book.

In addition, White Mountains Re, through WMRe Sirius, writes credit and bond reinsurance, mostly on companies with worldwide operations. Most debtors are based in Europe, representing approximately 72% of White Mountains Re’s exposure. The bulk of the business is traditional short term commercial credit insurance, covering pre-agreed domestic and export sales of goods and services with typical coverage periods of 60 to 120 days.

Losses under these policies (protection of undisputed debts against declared insolvency and protracted default) are closely correlated to reductions in a respective country’s gross national product. As such, a recession that occurs in a relatively short period of time and impacts multiple countries could result in higher than expected losses. As of December 31, 2009, White Mountains Re’s contractual loss exposure for this business is approximately $175 million. However, because of the short-term nature of this business, ceding companies can actively adjust credit exposures and substantially mitigate the effect of an economic crisis or a major bankruptcy. The exposure estimate described above does not reflect any positive impact from dynamic limit management nor does it include credit for recoveries.

Item 1B.  Unresolved Staff Comments

As of the date of this report, the Company had no unresolved comments from the Commission staff regarding its periodic or current reports under the Exchange Act.

Item 2.  Properties

The Company maintains two professional offices in Hamilton, Bermuda which serve as its headquarters and its registered office. The Company’s principal executive office is in Hanover, New Hampshire. In addition, White Mountains maintains professional offices in Guilford, Connecticut, which house its investment and corporate finance functions, and Boston, Massachusetts, which house its corporate accounting, reporting and compliance functions.

OneBeacon Ltd.’s headquarters are located in Hamilton, Bermuda, while its United States headquarters are located in Canton, Massachusetts and its principal executive office is located in Minnetonka, Minnesota. OneBeacon also maintains branch offices in various cities throughout the United States.

White Mountains Re Ltd.’s headquarters are in Hamilton, Bermuda and its principal executive office is located in New York, New York. WMRe America is headquartered in New York, New York with branch offices in various cities throughout the United States and in Toronto, Canada. WMRe Sirius is headquartered in Stockholm, Sweden with various branch offices in Europe, Australia and Asia. WMRe Bermuda and WMRUS are located in Hamilton, Bermuda. Esurance is headquartered in San Francisco, California with various offices throughout the United States. Answer Financial is headquartered in Encino, California with various offices throughout the United States.

The Company’s headquarters, registered office, principal executive office, and corporate accounting, reporting and compliance offices are leased.   White Mountains owns its investment and corporate finance office in Connecticut. WMRe Sirius’ home office in Sweden and substantially all of its branch offices, as well as WMRUS’s office in Bermuda, are leased. WMRe America’s home office and its branch offices are leased as well. OneBeacon owns its Canton, Massachusetts office, while its principal executive office and branch offices are leased. Esurance’s and Answer Financial’s home office and its branch offices are leased. Management considers its office facilities suitable and adequate for its current level of operations.

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

On November 16, 2009, Scandinavian Re filed a motion to vacate the arbitration award in federal court in the Southern District of New York. On February 23, 2010, the court issued an order granting Scandinavian Re’s motion to vacate the arbitration award. The matter has been remanded for arbitration in front of a new panel of arbitrators. The judge vacated all rulings made by the first panel and required St. Paul to return to Scandinavian Re any monies paid over to it since September 26, 2007 so as to put the parties back in the same position that they were as of the day that St. Paul demanded arbitration. St. Paul has 30 days to appeal the ruling to the 2nd Circuit Court of Appeals.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company’s shareholders during the fourth quarter of 2009.

Executive Officers of the Registrant and its Subsidiaries (As of February 26, 2010)

Name	Position	Age	Executive officer since
Raymond Barrette	Chairman and CEO	59	2007
Reid T. Campbell	Managing Director of White Mountains Capital, Inc.	42	2007
David T. Foy	Executive Vice President and Chief Financial Officer	43	2003
T. Michael Miller	President and CEO of OneBeacon Ltd.	51	2005
J. Brian Palmer	Vice President and Chief Accounting Officer	37	2001
G. Manning Rountree	Managing Director of White Mountains Capital, Inc. and President of WM Advisors	37	2009
Robert L. Seelig	Managing Director and General Counsel	41	2002
Gary C. Tolman	President and CEO of Esurance Holdings, Inc. (“EHI”)	58	2005
Allan L. Waters	President and CEO of White Mountains Re Ltd.	52	2007

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

Mr. Foy was appointed Executive Vice President and Chief Financial Officer of the Company in April 2003. Prior to joining White Mountains in 2003, Mr. Foy served as Senior Vice President and Chief Financial Officer of Hartford Life Inc. and joined that company in 1993. Prior to joining Hartford Life, Mr. Foy was with Milliman and Robertson, an actuarial consulting firm. Mr. Foy also serves as a director of OneBeacon Ltd. and Symetra.

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

Mr. Rountree is a Managing Director of White Mountains Capital, Inc and was elected President of WM Advisors in March 2009. He joined White Mountains in 2004.  Prior to joining White Mountains, Mr. Rountree was a Senior Vice President at Putnam Investments for two years.  Prior to joining Putnam Investments, Mr. Rountree spent three years with McKinsey & Company.

Mr. Seelig is Managing Director and General Counsel of the Company. Prior to joining White Mountains in September 2002, Mr. Seelig was with the law firm of Cravath, Swaine & Moore.

Mr. Tolman has served as President and CEO of EHI since 2000. Prior to joining EHI, Mr. Tolman was with Talegen Holdings for six years, serving most recently as its President. Prior to joining Talegen, Mr. Tolman was with Fireman’s Fund Corporation for more than 15 years.

Mr. Waters was elected Director, President and CEO of White Mountains Re Ltd. in March 2007. Mr. Waters was a director of White Mountains from 2003 to 2004 and was re-elected as a director in November 2005. From 1998 to 2007, Mr. Waters was the founder and Managing Member of Mulherrin Capital Advisors, LLC. Mr. Waters formerly served as Senior Vice President and Chief Financial Officer of White Mountains from 1993 to 1998, and originally joined the Company in 1985.

PART II

Item 5.  Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

White Mountains’ common shares are listed on the New York Stock Exchange (symbol WTM) and the Bermuda Stock Exchange (symbol WTM-BH). As of February 24, 2010, there were 362 registered holders of White Mountains common shares, par value $1.00 per share. The quarterly range of the high and low sales price for common shares during 2009 and 2008 is presented below:

	2009		2008
	High	Low	High	Low
Quarter ended:
December 31	$340.00	$294.82	$474.44	$195.00
September 30	318.32	218.80	525.00	389.27
June 30	229.90	168.04	493.75	404.99
March 31	288.35	146.10	512.96	449.36

During 2009 and 2008, the Company declared and paid cash dividends on common shares of $1.00 and $4.00 per share.

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

The following graph shows the five-year cumulative total return for a shareholder who invested $100 in common shares (NYSE symbol “WTM”) as of January 1, 2005, assuming re-investment of dividends. Cumulative returns for the five-year period ended December 31, 2009 are also shown for the Standard & Poor’s 500 Stocks (Property & Casualty) Capitalization Weighted Index (“S&P P&C”) and the Standard & Poor’s 500 Stocks Capitalization Weighted Index (“S&P 500”) for comparison.

Item 6.  Selected Financial Data

Selected consolidated income statement data and ending balance sheet data for each of the five years ended through December 31, 2009, follows:

	Year Ended December 31,
$ in millions, except share and per share amounts	2009	2008	2007	2006	2005
Income Statement Data:
Revenues(a)(b)	$4,448	$2,956	$4,734	$4,794	$4,632
Expenses	3,684	4,094	4,049	4,064	4,327
Pre-tax income (loss)(a)(b)	764	(1,138)	685	730	305
Income tax (expense) benefit	(209)	499	(210)	(99)	(37)
Noncontrolling interest	(109)	74	(97)	(16)	(12)
Equity in earnings of unconsolidated affiliates	24	6	29	37	34
Net income (loss) before extraordinary items	470	(559)	407	652	290
Extraordinary gains(c)	—	4	—	21	—
Net income (loss)	$470	$(555)	$407	$673	$290
Net income (loss) before extraordinary items per share:
Basic	$53.11	$(54.68)	$37.77	$60.46	$26.93
Diluted	53.10	(54.68)	37.73	60.33	26.52
Balance Sheet Data:
Total assets	$15,443	$15,896	$19,083	$19,444	$19,418
Debt(d)	1,051	1,362	1,193	1,107	779
Mandatorily redeemable preferred stock of subsidiaries	—	—	278	262	234
Noncontrolling interest—OneBeacon Ltd(b)	351	284	517	491	—
Noncontrolling interest—WMRe Preference Shares(e)	250	250	250	—	—
Noncontrolling interest—consolidated limited partnerships	83	80	121	131	113
White Mountains’ common shareholders’ equity	3,657	2,899	4,713	4,455	3,833
Book value per share(f)	$412.73	$328.97	$446.83	$408.62	$347.00
Adjusted book value per share(g)	$416.52	$353.07	$447.36	$409.01	$344.76
Share Data:
Cash dividends paid per common share	$1.00	$4.00	$8.00	$8.00	$8.00
Ending common shares (000’s)(h)	8,860	8,809	10,554	10,783	10,779
Ending equivalent common shares (000’s)(i)	(57)	(37)	(37)	29	34
Ending common and equivalent common shares (000’s)	8,803	8,772	10,517	10,812	10,813

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

(b)	In connection with the OneBeacon Offering in 2006, White Mountains recognized a $171 gain in other revenues and recorded $479 in noncontrolling interest.
(c)

The extraordinary gain in 2008 resulted from the excess of the fair value over the cost of net assets acquired in the Helicon acquisition. The extraordinary gain in 2006 resulted from the excess of the fair value over the cost of net assets acquired in the Mutual Services acquisition.

(d)

At December 31, 2008, White Mountains had $200 outstanding under its credit facility, which was repaid during 2009. During 2007, White Mountains Re issued the $400 WMRe Senior Notes, a portion of the proceeds of which were used to repay the borrowings under White Mountains’ credit facility. At December 31, 2006, White Mountains had $320 outstanding under its credit facility.

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

(g)

Adjusted book value per share is a non-GAAP measure which is derived by expanding the GAAP book value per share calculation to include the effects of assumed conversion of all in-the-money convertible securities and to exclude the net unrealized gains (losses) from Symetra’s fixed maturity portfolio. See the reconciliation of adjusted book value per share to book value per share on page 49.

(h)

During 2008, Berkshire exchanged 1,634,921 of the Company’s common shares for a combination of cash and assets. During 2008 and 2007, the Company repurchased and retired 129,770 and 290,841 common shares, respectively, under its previously announced share repurchase program.

(i)

Includes outstanding Options and warrants to acquire common shares, when applicable. In addition, for periods subsequent to December 31, 2006, the number of common shares outstanding used in the calculation of adjusted book value per share is adjusted to exclude unearned shares of restricted stock , the compensation of which, at the date of calculation, has yet to be amortized.

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

The following discussion also includes five non-GAAP financial measures, adjusted comprehensive income, adjusted book value per share, adjusted capital, OneBeacon’s adjusted book value per share and OneBeacon’s specialty, personal and runoff lines’ loss and LAE ratios and combined ratios prior to a reserve reallocation, that have been reconciled to their most comparable GAAP financial measures (see page 73). White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ financial performance and condition.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

Overview—Year Ended December 31, 2009 versus Year Ended December 31, 2008

White Mountains ended 2009 with an adjusted book value per common share of $417, an increase of 18%, including dividends, from December 31, 2008. White Mountains reported adjusted comprehensive income of $560 million in 2009 compared to adjusted comprehensive loss of $749 million in 2008. The 2009 results were driven primarily by strong investment results, foreign currency gains, improved underwriting results and favorable weather, as compared to the 2008 results, which experienced significant investment and foreign currency losses.

OneBeacon ended 2009 with a book value per share of $15.03, an increase of 31%, including dividends, from December 31, 2008. OneBeacon’s 2009 results include pre-tax proceeds of $23 million, reflected in other revenues, from the Commercial Lines Transaction that was completed during the fourth quarter. As a result of the Commercial Lines Transaction and the Personal Lines Transaction announced in February 2010, OneBeacon has transformed into a specialty lines company. OneBeacon reported a GAAP combined ratio of 94% for 2009 compared to 95% for 2008.  The decrease in OneBeacon’s combined ratio was primarily due to lower catastrophe losses and slightly higher favorable loss reserve development, somewhat offset by higher expenses in 2009, including increased incentive compensation costs and severance and other costs associated with the Commercial Lines Transaction. White Mountains Re reported a GAAP combined ratio of 80% in 2009 compared to 106% in 2008.  This decrease was principally due to lower catastrophe losses, $30 million (3 points) of favorable loss reserve development in 2009 compared to $80 million (8 points) of unfavorable loss reserve development in 2008 and improved accident year results. Esurance reported a GAAP combined ratio of 104% in 2009 compared to 106% in 2008. This decrease was mostly due to improvements in the loss and LAE ratio, which was 74% in 2009 compared to 77% for 2008. Loss results were affected by lower frequencies in the first half of the year, partially offset by higher frequencies in the second half due to weather-related losses and increased driving. White Mountains’ investment portfolio produced a total return of 9.5% in 2009, driven by an 18% return on its corporate bond portfolio.

Total net written premiums decreased 6% to $3,492 million in 2009 from $3,718 million in 2008, as all three of White Mountains’ segments experienced lower written premiums in 2009.  OneBeacon’s net written premiums decreased by 3% to $1,907 million in 2009, as a 13% increase in specialty lines was more than offset by an 18% decrease in personal lines and an 11% decrease in non-specialty commercial lines business, which is subject to the Commercial Lines Transaction.  White Mountains Re’s net written premiums decreased by 13% to $807 million in 2009 from $931 million in 2008, due mainly to reductions in U.S. casualty writings, reductions in property catastrophe excess writings, additional reinsurance purchased on the credit line of business, and the effects of foreign currency translation.  Esurance’s net written premiums decreased by 5% in 2009 to $779 million, compared to $823 million in 2008, mainly due to the impact of selective rate adjustments. Despite the decreased premiums at Esurance, new policy sales increased 6% in 2009 compared to 2008. Most of the increase in new policy sales occurred in the second half of the year, as Esurance converted more shoppers into customers through website improvements and improved competitive position.

Overview—Year Ended December 31, 2008 versus Year Ended December 31, 2007

White Mountains ended 2008 with an adjusted book value per common share of $353, a decrease of 20%, including dividends, from December 31, 2007. The global financial crisis had a significant impact on White Mountains’ results in 2008.  The reduction in adjusted book value was due mainly to a -9.4% total return on invested assets, $188 million in losses from WM Life Re and a $22 per share reduction from the impact of the Berkshire Exchange, partially offset by a $162 million tax benefit from the release of a valuation allowance against a deferred tax asset of a subsidiary. The strengthening of the U.S. dollar also generated significant foreign currency translation losses during 2008. White Mountains reported an adjusted comprehensive loss of $749 million in 2008, compared to adjusted comprehensive income of $481 million in 2007.

OneBeacon ended 2008 with a book value per share of $12.15, a decrease of 22%, including dividends, from December 31, 2007. The reduction was due mainly to a -13.0% total return on OneBeacon’s invested assets during 2008.  OneBeacon reported a GAAP combined ratio of 95% for 2008 compared to 93% for 2007. The increase was primarily due to higher catastrophe losses reported in 2008, somewhat offset by more favorable loss reserve development in 2008.  White Mountains Re reported a GAAP combined ratio of 106% in 2008 compared to 94% in 2007.  The increase was primarily due to $156 million of catastrophe losses (16 points) and $80 million (8 points) of net adverse loss reserve development recorded by White Mountains Re in 2008, compared to $76 million (7 points) of catastrophe losses and $39 million (3 points) of net adverse loss reserve development in 2007.  Esurance reported a GAAP combined ratio of 106% in 2008 compared to 116% in 2007, as selective rate increases and lower claims frequency more than offset rising severity costs.

Total net written premiums decreased 1% to $3,718 million in 2008 from $3,759 million in 2007, as increases at OneBeacon and Esurance were more than offset by a decrease at White Mountains Re.  OneBeacon’s net written premiums increased by 5% to $1,963 million in 2008, driven primarily by premiums from its specialty collector cars and boats business.  White Mountains Re’s net written premiums decreased by 15% to $931 million in 2008. The decrease occurred in most lines of business, especially in casualty, and was primarily due to pricing, terms and conditions for certain accounts that no longer met White Mountains Re’s underwriting guidelines.  Esurance’s net written premiums increased by 3% in 2008 to $823 million. Esurance’s growth rate slowed due to a decline in shopping for personal auto insurance and due to selective rate increases implemented during 2008.

Effective January 1, 2008, White Mountains adopted FAS 159 and elected to record the changes in unrealized gains and losses from nearly all of its investment portfolio in net income. In prior periods, these changes have been included in other comprehensive income. Accordingly, net income (loss) and pre-tax income (loss) for 2009 and 2008 are not directly comparable to such measures for 2007.

Adjusted Book Value Per Share

The following table presents White Mountains’ adjusted book value per share, a non-GAAP financial measure, for the years ended December 31, 2009, 2008 and 2007 and reconciles this non-GAAP measure to the most comparable GAAP measure (See NON-GAAP FINANCIAL MEASURES on page 73):

	December 31,
	2009	2008	2007
Book value per share numerators (in millions):

White Mountains’ common shareholders’ equity	$3,657.4	$2,898.8	$4,713.4
Benefits to be received from share obligations under employee benefit plans	.4	1.1	1.7
Remaining accretion of subsidiary preferred stock to face value(1)	—	—	(15.8)
Book value per share numerator	3,657.8	2,899.9	4,699.3
Equity in net unrealized losses from Symetra’s fixed maturity portfolio	9.0	197.3	5.6
Adjusted book value per share numerator	$3,666.8	$3,097.2	$4,704.9
Book value per share denominators (in thousands of shares):

Common shares outstanding	8,860.2	8,808.8	10,553.6
Share obligations under employee benefit plans	2.4	6.0	9.9
Book value per share denominator	8,862.6	8,814.8	10,563.5
Unearned restricted shares	(59.1)	(42.6)	(46.5)
Adjusted book value per share denominator	8,803.5	8,772.2	10,517.0
Book value per share	$412.73	$328.97	$444.86
Adjusted book value per share	$416.52	$353.07	$447.36

(1)	Remaining adjustment of subsidiary preferred stock to face value, which is based on White Mountains’ ownership interest in OneBeacon Ltd. of 72.9% as of December 31, 2007.

Review of Consolidated Results

A summary of White Mountains’ consolidated financial results for the years ended December 31, 2009, 2008 and 2007 follows:

	Year Ended December 31,
Millions	2009(1)	2008(1)	2007
Gross written premiums	$3,897.6	$4,116.5	$4,189.7
Net written premiums	$3,492.0	$3,717.6	$3,758.6
Revenues
Earned insurance and reinsurance premiums	$3,600.4	$3,710.0	$3,783.7
Net investment income	272.4	410.3	533.0
Net realized and unrealized investment gains (losses)	395.8	(1,157.1)	263.2
Other revenue	179.5	(7.5)	153.9
Total revenues	4,448.1	2,955.7	4,733.8
Expenses
Losses and LAE	2,119.1	2,506.4	2,406.4
Insurance and reinsurance acquisition expenses	725.9	752.5	776.6
Other underwriting expenses	505.3	466.6	509.0
General and administrative expenses	233.3	220.2	196.8
Amortization of Answer Financial purchase accounting adjustments	17.5	16.0	—
Accretion of fair value adjustment to loss and LAE reserves	12.2	16.9	21.4
Interest expense—debt	70.8	82.1	73.0
Interest expense—dividends on preferred stock	—	11.8	29.3
Interest expense—accretion on preferred stock	—	21.6	36.1
Total expenses	3,684.1	4,094.1	4,048.6
Pre-tax income (loss)	764.0	(1,138.4)	685.2
Income tax (expense) benefit	(208.8)	498.7	(210.5)
Equity in earnings of unconsolidated affiliates	24.3	5.8	29.4
Excess of fair value of acquired net assets over cost	—	4.2	—
Net income (loss) before noncontrolling interests	579.5	(629.7)	504.1
Net (income) loss attributable to noncontrolling interests	(109.5)	74.4	(96.7)
Net income (loss) attributable to White Mountains’ common shareholders	470.0	(555.3)	407.4
Change in net unrealized gains on investments	—	—	13.8
Change in equity in net unrealized gains (losses) from investments in unconsolidated affiliates	192.4	(193.0)	(2.2)
Change in foreign currency translation and other	92.1	(198.8)	58.7
Comprehensive income (loss)	754.5	(947.1)	477.7
Comprehensive (income) loss attributable to noncontrolling interests	(3.7)	6.3	1.6
Comprehensive income (loss) attributable to White Mountains’ common shareholders	750.8	(940.8)	479.3
Change in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	(191.3)	191.7	1.5
Adjusted comprehensive income (loss)	$559.5	$(749.1)	$480.8

(1)

Effective January 1, 2008, White Mountains adopted FAS 159 and elected to record the changes in unrealized gains and losses from nearly all of its investment portfolio in net income. In prior periods, these changes have been included in other comprehensive income. Accordingly, net income (loss) and pre-tax income (loss) for 2009 and 2008 are not directly comparable to such measures for 2007.

Consolidated Results—Year Ended December 31, 2009 versus Year Ended December 31, 2008

White Mountains’ total revenues increased 50% to $4,448 million in 2009 compared to $2,956 million in 2008, primarily due to significant net unrealized and realized investment gains and foreign currency gains in other revenues in 2009 compared to significant losses from these sources in 2008. White Mountains reported net realized and unrealized investment gains of $396 million in 2009 compared to $1,157 million of net realized and unrealized investment losses in 2008. Earned premiums were down 3% in 2009 compared to 2008, as all three of White Mountains’ segments experienced lower earned premiums. Net investment income decreased 34% to $272 million in 2009 compared to $410 million in 2008, due to lower overall portfolio yields, shifts in portfolio mix to lower risk, lower yield investments and a decrease in the overall invested asset base. Other revenues increased by $187 million to $180 million in 2009, due mainly to the net effect of the change in the fair value of WM Life Re’s variable annuity liabilities and the fair value of the related derivative contracts, which reduced other revenues by $81 million in 2009 compared to $194 million in 2008. Other revenues also included $67 million of foreign currency translation gains at White Mountains Re in 2009 compared to $59 million of foreign currency translation losses reported in 2008.

White Mountains’ total expenses decreased 10% to $3,684 million in 2009 compared to $4,094 million in 2008. Losses and LAE expenses decreased $387 million, or 15%, due primarily to $122 million of net favorable loss reserve development in 2009 compared to $21 million of net adverse loss reserve development in 2008 and to lower catastrophe losses at White Mountains Re, which reported $57 million of catastrophe losses in 2009 compared to $156 million in 2008. General and administrative expenses increased to $233 million in 2009 from $220 million in 2008 as an increase in incentive compensation expenses was partially offset by a decrease in expenses from consolidated limited partnerships. Interest expense on debt decreased 14% to $71 million in 2009 compared to $82 million in 2008, primarily due to reductions of outstanding debt resulting from the full repayment of the WTM Bank Facility and the Mortgage Note at OneBeacon and repurchases of OBH Senior Notes.

Consolidated Results—Year Ended December 31, 2008 versus Year Ended December 31, 2007

White Mountains’ total revenues decreased 38% to $2,956 million in 2008 compared to $4,734 million in 2007. White Mountains reported $588 million of net unrealized losses through net income in 2008 as a result of the FAS 159 election compared to $10 million net unrealized investment gains reported in other comprehensive income in 2007. In addition, White Mountains reported net realized investment losses of $569 million in 2008 compared to net realized investment gains of $263 million in 2007.  Earned premiums decreased 2% in 2008 when compared to 2007, as earned premium increases at OneBeacon and Esurance were more than offset by a decrease in earned premiums at White Mountains Re. Net investment income decreased by 23% to $410 million in 2008 compared to $533 million in 2007. Other revenues decreased by $161 million to a loss of $8 million in 2008, due mainly to the net effect of the increase in the fair value of WM Life Re’s variable annuity liabilities exceeding the increase in the fair value of the related derivative contracts, which reduced other revenues by a $194 million in 2008, compared to a $27 million reduction in other revenues in 2007. The net reduction in 2008 was driven predominantly by a change in assumptions that fewer customers than previously expected will surrender their contracts as the value of their guaranteed annuity benefits went significantly in-the-money during 2008. Other revenues also included $59 million of foreign currency translation losses at White Mountains Re in 2008 compared to $13 million of foreign currency translation losses reported in 2007.

White Mountains’ total expenses increased 1% to $4,094 million in 2008 from $4,049 million in 2007. Loss and LAE increased 4% to $2,506 million in 2008, due primarily to higher catastrophe losses and higher net adverse loss reserve development reported during 2008 compared to 2007. This increase was slightly offset by decreases in insurance and reinsurance acquisition expenses and other underwriting expenses due to the overall decline in premium volume. General and administrative expenses increased by 11% to $220 million in 2008, due primarily to $32 million in expenses incurred by Answer Financial since its acquisition in the second quarter of 2008 and a $26 million increase in the fair value of WM Life Re’s variable annuity death benefit liabilities ($26 million in 2008 compared to $0.3 million in 2007), which are included in the general and administrative expenses of the Other Operations segment.

White Mountains’ results for 2008 included $174 million of unrealized foreign currency exchange losses reported as other comprehensive losses, resulting primarily from the strengthening of the U.S. dollar in comparison to the Swedish Krona.

Income Taxes

The Company is domiciled in Bermuda and has subsidiaries domiciled in several countries. The majority of the Company’s worldwide operations are taxed in the United States. Income earned or losses incurred by non-U.S. companies will generally be subject to an overall effective tax rate lower than that imposed by the United States.

The income tax expense (benefit) related to pre-tax income (loss) for 2009, 2008 and 2007 represented an effective tax rate of 27.3%, (43.8)% and 30.7%, respectively. White Mountains’ effective tax rates for 2009 and 2007 were lower than the U.S. statutory rate of 35% due primarily to income generated in jurisdictions other than the United States. White Mountains’ effective tax rate for 2008 generated a higher benefit than the U.S. statutory tax rate of 35% due primarily to a $162 million tax benefit from the release of a valuation allowance against a deferred tax asset in a Luxembourg-domiciled, wholly owned subsidiary, White Mountains International S.à r.l. (“WMI”). WMI had built up substantial net operating loss carryforwards (“NOLs”) that had a full valuation allowance in periods prior to the fourth quarter of 2008 because there was no expected future taxable income at WMI to utilize them.  The loss carryforwards at WMI primarily relate to tax deductible write-downs in 2007 and 2008 of investments in U.S. subsidiaries held by WMI.

White Mountains Re partially finances its operations with internal debt instruments.  During the fourth quarter of 2008, Sweden enacted tax legislation that limits the deductibility of interest paid to a noteholder in a low tax jurisdiction. Due to uncertainty regarding the application of the new legislation, the deductibility of interest expense on a series of internal debt instruments issued by Sirius International Holdings Sweden AB (the “SIHAB Notes”) became at risk.  The SIHAB Notes, which were previously held in a company with a low effective tax rate, were transferred to WMI, which, absent the benefit of the deferred tax asset, has an effective tax rate of 28.59%, in order to preserve the economic value of the internal capital structure by maintaining the deductibility of the interest on the SIHAB Notes in Sweden.  Because the restructuring created a stream of expected future taxable income to WMI, White Mountains Re was required to release the valuation allowance.  WMI is expected to fully utilize the NOLs at WMI by 2028.

I. Summary of Operations By Segment

White Mountains conducts its operations through four segments: (1) OneBeacon, (2) White Mountains Re, (3) Esurance and (4) Other Operations. While investment results are included in these segments, because White Mountains manages the majority of its investments through its wholly-owned subsidiary, WM Advisors, a discussion of White Mountains’ consolidated investment operations is included after the discussion of operations by segment. White Mountains’ segment information is presented in Note 15 —“Segment Information” to the Consolidated Financial Statements.

OneBeacon

Recent Developments

OneBeacon has recently entered into two transactions that will transform it into a specialty lines insurance company. The transactions will free up significant capital, increase OneBeacon’s financial flexibility and also substantially reduce its catastrophe exposure.

Commercial Lines. On December 3, 2009, OneBeacon sold the renewal rights to approximately $490 million in premiums from its non-specialty commercial lines business to The Hanover. The transaction includes small commercial accounts and the non-specialty portion of the middle-market business, beginning with January 1, 2010 effective dates. As consideration, OneBeacon received $23 million, and will receive an additional 10 percent of premiums renewed in excess of $200 million for the first renewal period. OneBeacon will continue to manage claims from business written prior to the Commercial Lines Transaction and from business written by The Hanover through June 30, 2010. The Hanover will reimburse OneBeacon for expenses incurred to provide the claims administration services.

As a result of entering into the Commercial Lines Transaction, OneBeacon’s specialty lines includes Technology, Financial Services, OBSP and PIM segmented commercial businesses, which were formerly included in OneBeacon’s commercial lines underwriting unit. Prior periods have been reclassified to conform to the current presentation.

Personal Lines.  On February 2, 2010, OneBeacon entered into a definitive agreement to sell its personal lines business to Tower Group, Inc. The transaction includes two insurance companies containing the personal lines business, and two attorneys-in-fact managing the reciprocal exchanges that write the personal lines business in New York and New Jersey. Net written premiums for the affected books total approximately $420 million for the year ended December 31, 2009. As consideration, OneBeacon will receive an amount equal to the statutory surplus in the reciprocal exchanges (approximately $103 million at December 31, 2009, including the par value of the surplus notes issued by the exchanges), the GAAP equity in the insurance companies and attorneys-in-fact (approximately $45 million at December 31, 2009), plus $32.5 million. AutoOne is not being sold as part of this transaction. The sale is subject to certain state regulatory approvals and is expected to close in the second quarter of 2010.

Financial results for OneBeacon for the years ended December 31, 2009, 2008 and 2007 follow:

	Year Ended December 31,
Millions	2009	2008	2007
Gross written premiums	$2,119.9	$2,214.0	$2,091.9
Net written premiums	$1,906.7	$1,963.1	$1,864.4
Earned insurance and reinsurance premiums	$1,959.5	$1,879.0	$1,873.6
Net investment income	125.5	164.4	208.5
Net realized and unrealized investment gains (losses)	248.6	(763.6)	173.7
Other revenue	44.7	13.8	17.2
Total revenues	2,378.3	1,293.6	2,273.0
Losses and LAE	1,121.9	1,126.2	1,089.8
Insurance and reinsurance acquisition expenses	398.3	368.3	318.9
Other underwriting expenses	330.0	290.8	329.4
General and administrative expenses	26.1	18.6	6.1
Accretion of fair value adjustment to loss and LAE reserves	5.4	12.0	16.0
Interest expense—debt	39.7	44.9	45.2
Interest expense—dividends on preferred stock	—	11.8	29.3
Interest expense—accretion on preferred stock	—	21.6	36.1
Total expenses	1,921.4	1,894.2	1,870.8
Pre-tax income (loss)	$456.9	$(600.6)	$402.2

The following table presents OneBeacon’s adjusted book value per common share and reconciles this non-GAAP measure to book value per common share, the most comparable GAAP measure.

	December 31,
(Millions, except per share amounts)	2009	2008	2007
OneBeacon book value per share numerators:

OneBeacon common shareholders’ equity	$1,429.0	$1,155.1	$1,906.5
Remaining accretion of subsidiary preferred stock to face value	—	—	(21.6)
Adjusted OneBeacon common shareholders’ equity	$1,429.0	$1,155.1	$1,884.9
OneBeacon Ltd. common shares outstanding(1)	95.1	95.1	98.5
OneBeacon book value per common share	$15.03	$12.15	$19.36
OneBeacon adjusted book value per common share	$15.03	$12.15	$19.14
Change in adjusted book value per common share, including dividends, for the year(2)	30.6%	(21.5)%	16.2%

(1)	Includes the impact of repurchases of common shares made through OneBeacon’s share repurchase program which commenced in 2007.
(2)	OneBeacon Ltd. has paid quarterly dividends of $0.21 per common share beginning in March 2007 and paid a special dividend of $2.03 per common share in March 2008.

The following tables provide GAAP ratios, net written premiums and earned insurance premiums for OneBeacon’s ongoing businesses and in total for the years ended December 31, 2009, 2008, and 2007:

	Year Ended December 31, 2009
($ in millions)	Specialty(1)	Personal	Run-off(2)	Total
GAAP Ratios:
Loss and LAE	44%	76%	61%	57%
Expense	40%	31%	40%	37%
Total combined	84%	107%	101%	94%
Net written premiums	$946.2	$508.7	$451.8	$1,906.7
Earned insurance premiums	$917.9	$567.9	$473.7	$1,959.5

	Year Ended December 31, 2008
($ in millions)	Specialty(1)	Personal	Run-off(2)	Total
GAAP Ratios:
Loss and LAE	48%	64%	72%	60%
Expense	37%	32%	36%	35%
Total combined	85%	96%	108%	95%
Net written premiums	$836.9	$618.7	$507.5	$1,963.1
Earned insurance premiums	$730.0	$640.8	$508.2	$1,879.0

	Year Ended December 31, 2007
($ in millions)	Specialty(1)	Personal	Run-off(2)	Total
GAAP Ratios:
Loss and LAE prior to reserve reallocation	49%	60%	67%	58%
Effect of reserve reallocation(3)	-13%	-3%	22%	n/a
Loss and LAE	36%	57%	89%	58%
Expense	32%	34%	39%	35%
Total GAAP combined	68%	91%	128%	93%
Total combined prior to reserve reallocation(3)	81%	94%	106%	93%
Net written premiums	$654.0	$690.4	$520.0	$1,864.4
Earned insurance premiums	$643.6	$725.0	$505.0	$1,873.6

(1)

Specialty now lines includes Technology, Financial Services, OBSP and PIM, which were formerly reported in commercial lines. Prior periods have been reclassified to conform to the current presentation.

(2)

Runoff includes non-specialty commercial businesses subject to the Commercial Lines Transaction that were formerly reported in commercial lines. Prior periods have been reclassified to conform to the current presentation.

(3)

During 2007, OneBeacon reallocated loss and LAE reserves between its ongoing and run-off operations, which had the effect of lowering the loss and LAE and combined ratios for the ongoing businesses. The reserve reallocation had no impact on OneBeacon’s total combined ratio.

OneBeacon Results—Year Ended December 31, 2009 versus Year Ended December 31, 2008

Overview

OneBeacon ended 2009 with a book value per share of $15.03, an increase of 31%, including dividends, from December 31, 2008. OneBeacon’s 2009 results included pre-tax proceeds of $23 million, reflected in other revenues, from the Commercial Lines Transaction that was completed during the fourth quarter. OneBeacon reported a GAAP combined ratio of 94% for 2009 compared to 95% for 2008.  The decrease in OneBeacon’s combined ratio was primarily due to lower catastrophe losses and slightly higher favorable loss reserve development, somewhat offset by higher expenses in 2009, including increased incentive compensation costs and severance and other costs associated with the renewal rights transaction.

Specialty lines. Net written premiums for specialty lines increased 13% to $946 million in 2009 from $837 million in 2008. The increase was primarily due to a $37 million increase in net written premiums from EBI, which OneBeacon acquired in the third quarter of 2008, and a $35 million increase in net written premiums from OneBeacon’s collector cars and boats business that it began writing in the second quarter of 2008. The increase was also due to a $27 million increase in net written premiums from OBPI, a $19 million increase in net written premiums from A&H and a $15 million increase in net written premiums from OBGR, partially offset by a $22 million decrease in net written premiums from IMU.

The specialty lines combined ratio for 2009 decreased to 84% from 85% for 2008. The loss and LAE ratio decreased 4 points to 44% while the expense ratio increased 3 points to 40%. The decrease in the loss and LAE ratio was mainly due to the impact of large losses at IMU reported in 2008. Both 2009 and 2008 included 9 points of favorable loss reserve development. The favorable development for both years primarily related to lower than expected severity in professional liability. The increase in the expense ratio was mainly due to higher acquisition costs from changes in mix of business within the specialty lines businesses and the mix of products offered within those businesses. OneBeacon’s collector cars and boats business and some of its other newer specialty lines businesses have higher commission rates than its older specialty businesses.

Personal lines. Net written premiums for personal lines decreased 18% to $509 million in 2009 from $619 million in 2008. In traditional personal lines, net written premiums decreased 16% to $420 million. This decrease was primarily from $60 million of written premiums ceded during 2009 under a 30% quota share reinsurance agreement that covered OneBeacon’s Northeast homeowners business. OneBeacon entered into this reinsurance agreement to reduce its property catastrophe exposure. Excluding the impact of the homeowners quota share, traditional personal lines net written premiums decreased by 4%. Further, net written premiums at AutoOne decreased by 26% to $89 million primarily due to a decline in New York’s assigned risk pool and lower writings of voluntary private passenger automobile risks in New York. With respect to the New York assigned risk pool, market trends indicate that assigned risk volumes are expected to increase to approximately $150 million in 2010, which is up from $135 million in 2009 and $143 million in 2008, but down from $176 million in 2007. Market trends indicate that the assigned risk pool in New Jersey is expected to increase to approximately $67 million in 2010, which is up from $52 million in 2009 and $46 million in 2008, but down from $72 million in 2007.

The personal lines combined ratio for 2009 increased to 107% from 96% for 2008. The loss and LAE ratio increased 12 points to 76%, while the expense ratio decreased by 1 point to 31%. The increase in the loss and LAE ratio was primarily due to 8 points of adverse loss reserve development in 2009, primarily related to higher than expected New York personal injury protection litigation costs at AutoOne, compared with 1 point of adverse loss reserve development in 2008, mainly on personal automobile liability at AutoOne. Further, 2009 included a 5 point increase in the current accident year loss and LAE ratio, primarily related to higher current accident year loss ratios related to automobile liability. The decrease in the expense ratio was mainly due to lower policy acquisition expenses as a result of the ceding commission related to the homeowners quota share, as described above.

Run-off.  Run-off consists of non-specialty commercial lines business included in the Commercial Lines Transaction, as well as national accounts, certain specialty programs and regional agency business transferred to Liberty Mutual effective November 1, 2001. Net written premiums for run-off decreased 11% to $452 million in 2009 compared to $508 million in 2008. The decrease was primarily due to a $42 million decrease in the non-specialty middle market commercial businesses and a $13 million decrease in the small business division.

The run-off combined ratio for 2009 decreased to 101% from 108% for 2008. The loss and LAE ratio decreased 11 points to 61%, while the expense ratio increased 4 points to 40%. The decrease in the loss and LAE ratio was primarily due to 9 points of favorable loss reserve development in 2009 compared to 1 point in 2008, mainly due to lower than expected severity in package business and commercial multi-peril in both periods. Further, 2009 included 2 points of catastrophe losses primarily related to severe wind and thunderstorm events, compared with 6 points of catastrophe losses in 2008 primarily related to hurricane Ike and losses from tornados in the southeastern United States. The increase in the expense ratio was primarily due to a 3 point increase in other underwriting expenses, mainly from higher incentive compensation costs and severance and other costs associated with the Commercial Lines Transaction.

Legacy run-off business generated an underwriting loss of $3 million in 2009, compared to an underwriting loss of $22 million in 2008. The decrease was primarily due to lower incurred loss and LAE in 2009 compared to 2008 which includes $21 million of loss and LAE, due in part to $9 million of incurred unallocated loss adjustment expenses (ULAE) related to the Liberty Mutual settlement (see Part I, Item 3—“Legal Proceedings).

OneBeacon Results—Year Ended December 31, 2008 versus Year Ended December 31, 2007

Overview

OneBeacon ended 2008 with a book value per common share of $12.15, decrease of 22%, including dividends, from December 31, 2007. This decrease is due primarily to a total return on invested assets of -13% during 2008. OneBeacon’s GAAP combined ratio increased to 95% for 2008 compared to 93% for 2007. The increase in OneBeacon’s combined ratio was primarily due to a 2 point increase in its loss and LAE ratio, which was driven by higher catastrophe losses. The 2008 results included 3 points of catastrophe losses, most of which related to hurricane Ike, compared to one point of catastrophe losses in 2007. Favorable loss reserve development was 3 points in both 2008 and 2007.  The favorable loss reserve development in 2008 was primarily due to lower than expected severity for professional liability in specialty lines and package business in run-off lines, partially offset by adverse loss reserve development at AutoOne and in run-off.  The favorable loss reserve development in 2007 was primarily due to lower than expected frequency for professional liability in specialty lines and lower than expected severity for automobile liability in personal lines, partially offset by adverse loss reserve development for multiple peril and workers compensation, primarily for accident years 2001 and prior.

Reserve reallocation. During 2007, OneBeacon reallocated reserves from ongoing lines of business to run-off reserves, particularly on run-off reserves for construction defect and workers compensation related to accident years 2001 and prior. The reallocation shifted $117 million of reserves from specialty lines ($94 million) and personal lines ($23 million) to run-off claims. This reallocation had the effect of lowering the 2007 loss and LAE and combined ratios for specialty and personal lines, but had no net impact on OneBeacon’s overall results. The ratio discussions by line of business that follow are based on the ratios as computed prior to the reallocation of reserves to run-off claims. OneBeacon believes that a presentation excluding the effect of the reserve reallocation on specialty lines, personal lines and run-off’s loss and LAE ratios and combined ratios is meaningful for investors to understand the performance of its underwriting units during 2007.

Specialty lines. Net written premiums for specialty lines increased 28% to $837 million in 2008 from $654 million in 2007. The increase was primarily due to $110 million in net written premiums from OneBeacon’s specialty collector cars and boats business that it began writing in the second quarter of 2008. The increase was also due to a $26 million increase in net written premiums from OBPI and $15 million in writings from EBI, which OneBeacon acquired in the third quarter of 2008, as well as growth in OneBeacon’s A&H and OBGR businesses.

The specialty lines combined ratio for 2008 increased to 85% from 81% for 2007. The loss and LAE ratio decreased 1 point to 48% while the expense ratio increased 5 points to 37%. The decrease in the loss and LAE ratio was mainly due to 9 points of favorable loss reserve development in 2008 primarily related to lower than expected severity in professional liability, compared to 4 points in 2007 primarily related to lower than expected frequency in professional liability. Partially offsetting this decrease was a 2 point increase in current accident year losses in 2008, mainly due to large losses at IMU. Additionally, 2008 included 2 points of catastrophe losses, primarily from hurricane Ike, compared to 1 point of catastrophe losses in 2007. The increase in the expense ratio was mainly due to changes in mix of business from 2007 to 2008.   In particular, OneBeacon’s specialty collector cars and boats business and some of its other new specialty lines businesses pay higher agent commissions than most other products within specialty lines. Also, at OBPI, increased writings of long-term care business and decreased writings of provider excess insurance business, which carry a higher and lower commission ratio, respectively, caused the expense ratio to increase in 2008.  In addition, during 2008, OneBeacon incurred additional transition costs associated with the new management team at OBPI.

Personal lines.  Net written premiums for personal lines decreased 10% to $619 million in 2008 from $690 million in 2007.  The decrease was primarily due to a $60 million decrease in traditional personal lines net written premiums.  This decrease was primarily due to the decision to cease writing business in Houston General Insurance Exchange (“Houston General”) in late 2007, lower new business associated with coastal restrictions implemented at Adirondack, higher ceded reinsurance premiums at Adirondack, lower premium volume from the involuntary market in Massachusetts, and the discontinuation of surplus lines business. Net written premiums at AutoOne decreased $15 million due to significant declines in New York’s assigned risk pool, as described above.

The personal lines combined ratio for 2008 increased to 96% from 94% for 2007. The loss and LAE ratio increased 4 points to 64%, while the expense ratio decreased 2 points to 32%. The increase in the loss and LAE ratio was primarily due to 1 point of adverse loss reserve development in 2008, mainly on personal automobile liability at AutoOne, compared to 3 points of favorable loss reserve development in 2007, primarily related to automobile liability losses in traditional personal lines and at AutoOne. The decrease in the expense ratio was primarily due to decreased other underwriting expenses as a result of the decision to cease writing business in Houston General and actions taken in 2007 to better align personal lines staffing with business needs. The expense ratio for 2007 also included a 1 point benefit from a state premium tax refund and a 1 point benefit related to the partial settlement of qualified pension plan liabilities, partially offset by 1 point of office consolidation costs.

Run-off.  Net written premiums for run-off decreased 2% to $508 million in 2008 from $520 million in 2007. The decrease was primarily due to a $29 million decrease in non-specialty middle market commercial business, reflecting the more competitive marketplace, partially offset by an increase of $18 million in the small business division, principally driven by small business package products.

The run-off combined ratio for 2008 increased to 108% from 106% for 2007. The loss and LAE ratio increased 5 points to 72%, while the expense ratio decreased 3 points to 36%. The increase in the loss and LAE ratio was primarily due to 6 points of catastrophe losses in 2008, primarily related to hurricane Ike and from tornadoes in the southeastern United States in 2008, compared to 1 point of catastrophe losses in 2007. The decrease in the expense ratio was primarily due to a 4 point decrease in other underwriting expenses, primarily from decreased incentive compensation costs, partially offset by a 2 point increase in policy acquisition expenses. The year ended December 31, 2007 included a 2 point benefit from the partial settlement of qualified pension plan liabilities, which was partially offset by 1 point of office consolidation costs.

Legacy run-off business generated an underwriting loss of $22 million in 2008 compared to an underwriting loss of $156 million ($39 million excluding a $117 million increase to loss and LAE reserves resulting from the reserve reallocation) in 2007.  2008 includes incurred loss and LAE of $21 million ($9 million of which related to the Liberty Mutual settlement described in Part I, Item 3—“Legal Proceedings”), compared with $33 million (excluding the reserve reallocation) in 2007. 2007 also included a $5 million benefit from the partial settlement of qualified pension plan liabilities.

White Mountains Re

Financial results and GAAP combined ratios for White Mountains Re for the years ended December 31, 2009, 2008 and 2007 follows:

	Year Ended December 31,
Millions	2009	2008	2007
Gross written premiums	$996.5	$1,076.1	$1,295.3
Net written premiums	$806.8	$931.1	$1,095.7
Earned insurance and reinsurance premiums	$858.8	$1,000.8	$1,146.8
Net investment income	107.7	178.1	210.5
Net realized and unrealized investment (losses) gains	101.8	(284.5)	63.7
Other revenue — foreign currency translation gains (losses)	66.9	(58.6)	(12.5)
Other revenue — Tuckerman Fund II (1)	38.9	28.4	—
Other revenue	.7	14.2	17.5
Total revenues	1,174.8	878.4	1,426.0
Losses and LAE	418.8	745.0	701.0
Insurance and reinsurance acquisition expenses	170.9	214.1	255.0
Other underwriting expenses	98.1	100.4	118.5
General and administrative expenses — Tuckerman Fund II (1)	37.7	25.5	—
General and administrative expenses	29.9	15.0	26.2
Accretion of fair value adjustment to loss and LAE reserves	6.8	4.9	5.4
Interest expense on debt	26.3	26.6	23.2
Total expenses	788.5	1,131.5	1,129.3
Pre-tax income (loss)	$386.3	$(253.1)	$296.7

GAAP ratios:
Loss and LAE	49%	74%	61%
Expense	31%	32%	33%
Total Combined	80%	106%	94%

(1) Tuckerman Fund II was transferred from Other Operations to White Mountains Re, effective June 30, 2008.  Therefore the consolidated results of Tuckerman Fund II are included in the table above after that date and are included in the Other Operations segment prior to July 1, 2008.

White Mountains Re Results—Year Ended December 31, 2009 versus Year Ended December 31, 2008

White Mountains Re’s GAAP combined ratio for 2009 was 80% compared to 106% for 2008.  The decrease in the combined ratio was principally due to lower catastrophe losses in 2009, 3 points ($30 million) of favorable loss reserve development in 2009 compared to 8 points ($80 million) of adverse loss reserve development in 2008 and improved accident year results.  White Mountains Re’s 2009 results included 7 points ($57 million) of catastrophe losses, net of reinsurance and reinstatements, primarily from summer windstorms in Europe and European winter storm Klaus, compared to 16 points ($156 million) in 2008, primarily from hurricane Ike and European hailstorms. The net favorable loss reserve development in 2009 was principally due to favorable commutation activity on certain old casualty treaties, as well as $20 million of losses ceded under a retrocessional reinsurance contract related to the 2001 accident year, partially offset by $18 million of additional losses related to A&E exposures. These retroceded losses were substantially offset in the combined ratio and pre-tax income by $10 million of retroceded premiums as well as $7 million of interest charges on funds held under the contract.  White Mountains Re has now recorded the full limit of loss cessions available under this contract. The adverse loss reserve development in 2008 was primarily the result of a broad review of White Mountains Re reserves during the first half of the year.

White Mountains Re’s gross written premiums decreased 7% to $997 million in 2009 from $1,076 million in 2008. Net written premiums decreased by 13% to $807 million in 2009 from $931 million in 2008.  These declines were due mainly to reductions in U.S. casualty writings, reductions in property catastrophe excess writings, additional cessions in the credit line of business and the effects of foreign currency translation.  The reduction in U.S. casualty business is due to pricing, terms and conditions for certain accounts that do not meet White Mountains Re’s underwriting guidelines, as well as higher ceding company retentions. The decrease in property catastrophe excess business reflects White Mountains Re’s reduction in net peak zone property catastrophe exposures as part of its capital and risk management strategy.

White Mountains Re’s other revenues consisted primarily of $67 million of foreign currency translation gains in 2009 compared to $59 million of foreign currency translation losses in the 2008. In addition, White Mountains Re recorded $39 million of other revenues in 2009 related to the consolidation of Tuckerman Fund II compared to $28 million in 2008, as a result of its transfer to White Mountains Re from the Other Operations segment, effective June 30, 2008.

White Mountains Re’s insurance and reinsurance acquisition expenses decreased 20% to $171 million in 2009 from $214 million in 2008. The decrease is due to the overall decline in premium volume discussed above in addition to increases in ceded commissions on the property and credit lines of business.

White Mountains Re’s other underwriting expenses decreased by $2 million, primarily due to lower headcount as well as the effect of foreign currency translation, partially offset by increased incentive compensation costs. General and administrative expenses increased to $68 million in 2009 from $41 million in the prior period, primarily due to $12 million of higher expenses related to the consolidation of Tuckerman Fund II, in addition to $7 million of costs relating to the reorganization of the White Mountains Re legal and operating structure in 2009.

White Mountains Re Results—Year Ended December 31, 2008 versus Year Ended December 31, 2007

White Mountains Re’s GAAP combined ratio was 106% for 2008 compared to 94% for 2007. The increase in the combined ratio primarily due to higher catastrophe losses and adverse loss reserve development in 2008. The 2008 combined ratio included 16 points ($156 million) of catastrophe losses, net of reinsurance and reinstatement premiums, and 8 points ($80 million) of net adverse loss reserve development, compared to 7 points ($76 million) of catastrophe losses, net of reinsurance and reinstatement premiums, and 3 points ($39 million) of net adverse loss reserve development in 2007. The 2008 catastrophe losses were mainly due to hurricane Ike and Slovenian hailstorms in the third quarter of 2008, an earthquake in China, storms in Germany and floods in the Midwest in the second quarter and European windstorm Emma and winter storms in China in the first quarter. In total, White Mountains Re recognized $99 million of losses from hurricane Ike, which consisted of $87 million in the third quarter and $12 million in the fourth quarter of 2008.  White Mountains Re non-renewed nearly all of its excess offshore energy and marine business in the Gulf of Mexico in January 2006 following hurricanes Katrina and Rita, and as a result, its total offshore energy losses on hurricane Ike were limited to $7 million.  The 2007 catastrophe losses recognized were primarily from the Peru earthquake and hurricanes Dean and Felix in the third quarter of 2007, floods that impacted the United Kingdom during the second and third quarters, and European windstorms Kyrill and Hanno in the first quarter. The adverse loss reserve development recognized in 2008 was primarily a result of a comprehensive loss reserve review, as described below, in addition to $11 million related to A&E exposures, partially offset by favorable loss reserve development from recent accident years.  The adverse loss reserve development recognized in 2007 was a result of $63 million related to A&E exposures, $58 million in strengthening of certain of its U.S. casualty reserves and $7 million related to surety business. These losses were largely offset by favorable loss reserve development of $91 million, primarily on property lines.

White Mountains Re’s gross written premiums decreased 17% to $1,076 million in 2008 from $1,295 million in 2007. Net written premiums decreased by 15% to $931 million in 2008 from $1,096 million in 2007. These decreases were from business written in North America and were across most lines of business, especially in casualty and agriculture lines, and were primarily due to pricing, terms and conditions for certain accounts that no longer met White Mountains Re’s underwriting guidelines.  In some cases, particularly in agriculture lines, written premiums decreased as ceding companies elected to retain more risk and either increased retentions or stopped buying reinsurance. During 2008, White Mountains Re was experiencing significant price competition in the reinsurance market due to excess underwriting capacity. These market conditions, combined with few large catastrophic events until third quarter of 2008, resulted in downward pressure on pricing, terms and conditions.

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

White Mountains Re’s other underwriting expenses decreased by $18 million primarily due to lower compensation expense, mostly from lower headcount and incentive costs.

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

Esurance

Esurance’s financial results and GAAP combined ratios for the years ended December 31, 2009, 2008 and 2007 follows:

	Year Ended December 31,
Millions	2009	2008	2007
Gross written premiums	$781.2	$826.4	$802.5
Net written premiums	$778.5	$823.4	$798.5
Earned insurance and reinsurance premiums	$782.1	$830.2	$763.3
Net investment income	24.9	33.8	29.6
Net realized and unrealized investment gains (losses)	33.7	(46.1)	4.5
Other revenue	55.2	43.3	13.6
Total revenues	895.9	861.2	811.0
Losses and LAE	578.4	635.8	622.4
Insurance and reinsurance acquisition expenses	156.7	170.1	202.7
Other underwriting expenses	77.2	73.2	58.4
General and administrative expenses	34.7	32.1	.2
Amortization of Answer Financial purchase accounting adjustments	17.5	16.0	—
Interest expense on debt	—	.5	—
Total expenses	864.5	927.7	883.7
Pre-tax income (loss)	$31.4	$(66.5)	$(72.7)

GAAP ratios:
Loss and LAE	74%	77%	82%
Expense	30%	29%	34%
Total Combined	104%	106%	116%

Esurance Results—Year Ended December 31, 2009 versus Year Ended December 31, 2008

Esurance’s GAAP combined ratio decreased to 104% for 2009 from 106% for 2008. The decrease was primarily due to a 3 point improvement in the loss and LAE ratio. Loss results were affected by lower frequencies in the first half of the year partially offset by higher frequencies in the second half due to weather-related losses and increased driving. The expense ratio increased to 30% in 2009 compared to 29% in 2008, primarily due to increased advertising expenses and technology development costs.

Esurance’s net written premiums decreased 5% in 2009 to $779 million compared to $823 million in 2008. Net earned premiums were $782 million for the year, down from $830 million in 2008. These decreases were attributable mainly to the impact of selective rate adjustments. Despite the decreased premiums, new policy sales increased 6% in 2009 compared to 2008. Most of the increase in new policy sales occurred in the second half of the year, as Esurance converted more shoppers into customers through website improvements and improved competitive position.  Customer retention improved in 2009 compared to the previous year due to a shift toward more preferred customers, which more than offset the increase in non-pay cancellations resulting from the economic downturn. Esurance’s marketing spend declined slightly to $78 million in 2009 from $80 million in 2008.

Esurance’s other revenue was $55 million in 2009, an increase of 27% from 2008. The increase resulted primarily from the inclusion of a full year of commission revenue in 2009 from Answer Financial, which Esurance acquired in the second quarter of 2008, along with an increase in the revenue from unaffiliated third parties participating in Esurance’s comparison quotes program. General and administrative expenses increased by $3 million to $35 million in 2009, due to the inclusion of a full year of Answer Financial’s operating expenses in 2009. The amortization of Answer Financial’s purchase accounting adjustments in 2009 was $16 million related to the intangible asset associated with the acquired business in force and $2 million related to their information technology infrastructure.

Including approximately 294,000 Answer Financial customers, Esurance has approximately 774,000 policies-in-force as of December 31, 2009. Esurance added approximately 29,000 policies-in-force in 2009.

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

Other revenues increased to $43 million in 2008 from $14 million in 2007, primarily due to Answer Financial’s commissions on new and renewal business. General and administrative expenses increased to $32 million in 2008, primarily due to the addition of Answer Financial’s operational expenses in 2008. The amortization of Answer Financial’s purchase accounting adjustments was $15 million related to the intangible asset associated with the acquired business in force and $1 million related to their information technology infrastructure.

Other Operations

Other Operations consists of the operations of the Company, the Company’s intermediate subsidiary holding companies, White Mountains’ weather risk management and variable annuity reinsurance businesses, both of which are in run-off, the consolidated results of the Tuckerman Fund I and Tuckerman Fund II (until its transfer to the White Mountains Re segment, effective June 30, 2008), the International American Group (until its disposition in October 2008), WM Advisors and White Mountains’ investments in unconsolidated affiliates.

A summary of White Mountains’ financial results from its Other Operations segment for the years ended December 31, 2009, 2008 and 2007 follows:

	Year Ended December 31,
Millions	2009	2008	2007
Net investment income	$14.3	$34.0	$84.4
Net realized and unrealized investment (losses) gains	11.7	(62.9)	21.3
Other revenue—Tuckerman Fund I and II(1)	23.4	72.8	102.1
Other revenue	(50.3)	(121.4)	16.0
Total revenues	(.9)	(77.5)	223.8
Losses and LAE	—	(.6)	(6.8)
Other underwriting expenses	—	2.2	2.7
General and administrative expenses—Tuckerman Fund I and II(1)	21.1	68.3	95.0
General and administrative expenses	83.8	60.7	69.3
Interest expense on debt	4.8	10.1	4.6
Total expenses	109.7	140.7	164.8
Pre-tax (loss) income	$(110.6)	$(218.2)	$59.0

(1)    Tuckerman Fund II was transferred from Other Operations to White Mountains Re, effective June 30, 2008. Therefore the consolidated results of Tuckerman Fund II are included in the table above through that date and are included in the White Mountains Re segment from July 1, 2008 forward. The consolidated results of Tuckerman Fund I are included in all periods presented above.

Other Operations Results—Year Ended December 31, 2009 versus Year Ended December 31, 2008

White Mountains’ Other Operations segment’s pre-tax loss was $111 million in 2009 compared to $218 million in 2008.  The decrease in pre-tax loss was primarily attributable to improved performance at WM Life Re and an increase in the value of the Company’s investment in Symetra warrants, partially offset by increased incentive compensation expenses. WM Life Re reported $57 million in pre-tax net losses in 2009 compared to $187 million of pre-tax net losses in 2008. The pre-tax net losses from WM Life Re for 2008 resulted from the effect of volatile market conditions on WM Life Re’s derivative assets and liabilities (see below).  In addition, the WM Life Re results for 2009 included $22 million of losses from surrender assumption revisions, compared to $93 million of such losses in 2008.  The value of White Mountains’ investment in Symetra warrants increased by $11 million during 2009 compared to a decrease of $50 million in 2008, which was due to a significant decline in the valuation of stocks in the life insurance sector. These decreases in pre-tax losses were partially offset by a $48 million increase in incentive compensation expenses in 2009, mainly due to the reversal of outstanding performance share accruals at the end of 2008 as described below.

Other Operations Results—Year Ended December 31, 2008 versus Year Ended December 31, 2007

White Mountains’ Other Operations segment’s pre-tax loss in 2008 was $218 million, compared to pre-tax income of $59 million in 2007.  WM Life Re reported $187 million in pre-tax losses in 2008, including $163 million of these losses in the fourth quarter, compared to $12 million of pre-tax losses in 2007.  This loss was due mainly to the net effect of the increase in the fair value of WM Life Re’s variable annuity liabilities exceeding the increase in the fair value of the related derivative contracts. In 2008, particularly in the fourth quarter, as a result of worldwide declines in equity markets, interest rates and the strengthening of the Japanese Yen, the underlying investment accounts declined substantially and, at December 31, 2008, the collective account values were approximately 82% of the guarantee value. The liability is also affected by annuitant-related behavioral and actuarial assumptions, including surrender and mortality rates. Approximately $93 million of the loss at WM Life Re resulted from changes during the fourth quarter in assumptions that significantly fewer customers than previously expected will surrender their contracts as the value of their guaranteed annuity benefits goes further in-the-money.

In addition because of extremely volatile markets and hedging programs that were not fully effective, WM Life Re incurred realized and unrealized losses, particularly in the fourth quarter of 2008. Realized losses of approximately $35 million were a result of increased market volatility and correlations, particularly in October. A portion of the hedging program is dynamic, and requires the company to rebalance the portfolio by buying or selling additional futures contracts as markets rise or fall. This dynamic hedge coverage was not fully maintained as liability values changed rapidly in volatile, gapping markets, resulting in realized hedge related losses.  Although expectations of these rebalancing costs are factored into the premium rates charged, losses will be incurred when realized volatility and correlations exceed the levels assumed in the liability valuation. Additional mark-to-market losses of approximately $33 million were incurred as a result of increases in assumed future equity and currency volatilities, the exposure to which WM Life Re was only partially hedged.  Losses also resulted from mismatches between the available hedging instruments and certain components of the liability.  The losses described above were partially offset by gains from investment income and other items.

In addition, the value of White Mountains’ investment in Symetra warrants decreased due to a decline in the valuation of stocks in the life insurance sector in 2008. During 2008, the value of the Symetra warrants decreased by $50 million, compared to an increase of $23 million in 2007.  The pre-tax income in 2007 also included $17 million of net investment income on a dividend received on the Symetra warrants and $11 million of favorable loss reserve development, primarily due to the settlement of a large claim at British Insurance Company.  These decreases in pre-tax income were partially offset by a $29 million decrease in incentive compensation expenses in 2008. Based on the Company’s performance in 2008, it was determined that there would likely be no payouts for all the outstanding performance share grants under the Company’s long term incentive compensation plans.  Accordingly, during 2008 White Mountains reversed all amounts that had previously been accrued for these performance share grants.

II. Summary of Investment Results

A summary of White Mountains’ consolidated pre-tax investment results for the years ended December 31, 2009, 2008 and 2007 follows:

	Year Ended December 31,
Millions	2009	2008	2007
Net investment income	$272.4	$410.3	$533.0
Net realized and unrealized investment (losses) gains	395.8	(1,157.1)	277.0
Net unrealized foreign currency (losses) gains on investments	185.1	(318.0)	84.5
Total GAAP pre-tax investment gains (losses)	$853.3	$(1,064.8)	$894.5

Gross investment returns versus typical benchmarks for the years ended December 31, 2009, 2008 and 2007 are as follows. For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a more relevant comparison to benchmark returns, while all dollar amounts are presented net of any management fees and trading expenses.

	Year Ended December 31,
	2009	2008	2007
Fixed maturity investments	12.3%	-2.9%	6.8%
Short-term investments	0.7%	1.6%	5.8%
Total fixed maturities	9.1%	-1.9%	6.7%
Barclays U.S. Intermediate Aggregate Index	6.5%	4.9%	7.0%

Convertible fixed maturities	22.6%	-9.3%	4.3%
Common stock	4.5%	-47.3%	8.7%
Other investments	13.6%	-37.6%	29.7%
Total equities, convertible fixed maturities, and other long-term investments	12.7%	-38.2%	12.6%
S&P 500 Index (total return)	26.5%	-37.0%	5.5%

Total consolidated portfolio	9.5%	-9.5%	7.9%

Investment Returns—Year Ended December 31, 2009 versus Year Ended December 31, 2008

White Mountains’ GAAP total return on invested assets for 2009 was 9.5% compared to -9.5% for 2008.  White Mountains’ fixed maturity portfolio outperformed the Barclays Intermediate Aggregate by over 250 basis points, driven by an approximately 18% return on the corporate bond portfolio, into which WM Advisors added approximately $800 million of net exposure in the first half of 2009.  White Mountains’ equity, convertible fixed maturities, and other long-term investment portfolio return of 12.7% underperformed S&P 500 Index, reflecting the repositioning of White Mountains’ equity portfolio to a capital preservation stance.  White Mountains believes its portfolio is conservatively positioned as the fixed income portfolio has weighted average credit quality of AA and has limited exposure to problem sectors.  As overall financial markets, and White Mountains’ investment results, continue to stabilize, White Mountains is gradually shifting back from a focus on capital preservation to its traditional total return investment philosophy. As of December 31, 2009, White Mountains had $2 billion of cash and short term investments available for reinvestment.

Net investment income was $272 million in 2009, down from $410 million in 2008, primarily due to lower overall portfolio yields, shifts in portfolio mix to lower risk, lower yield investments and a decrease in the overall invested asset base.

White Mountains reported net realized and unrealized investment gains of $396 million in 2009 compared to net realized and unrealized losses of $1,157 million in 2008. The 2008 investment losses were mainly a result of the crisis that occurred in the financial markets during the third and fourth quarters of 2008 as described below. The weakening of the U.S. dollar also positively impacted investment returns in 2009, while the strengthened U.S. dollar had an adverse impact on the 2008 investment returns.

Investment Returns—Year Ended December 31, 2008 versus Year Ended December 31, 2007

During the latter half of 2008, there were significant declines and high volatility in equity markets, a lack of liquidity in the credit markets and a widening of credit spreads on debt securities.  These factors had a significant adverse effect on the performance of White Mountains’ investment portfolio.

White Mountains’ GAAP total return on invested assets for 2008 was -9.5% compared to 7.9% for 2007.  White Mountains’ equity, convertible fixed maturities, and other long-term investment portfolio return of -38.2% in 2008 underperformed the S&P 500 Index, which declined by 37.0% in 2008, mainly as a result of the portfolio being more heavily weighted than the S&P 500 Index in utilities and metals, industries which were hit particularly hard by the volatile financial markets. The GAAP total return on fixed maturity investments, including mortgage-backed and asset-backed securities, was -1.9% for 2008, due to widening spreads in certain corporate and structured securities. White Mountains largely avoided the many negative corporate credit events and the extensive damage from structured securities and leverage that was experienced by many financial institutions.  The strengthening of the U.S. dollar also adversely impacted investment returns in 2008.

Net investment income decreased 23% to $410 million in 2008 from $533 million in 2007.  The decrease was principally due to lower investment yields, $17 million of dividends on the Symetra warrants and $20 million from an investment in a private equity fund that did not recur in 2008 and a lower average invested asset base in 2008 as a result of the Berkshire Exchange.

White Mountains reported net realized and unrealized investment losses of $1,157 million in 2008, mainly a result of the crisis that occurred in the financial markets during the third and fourth quarters of 2008 as described above as well as $370 million of impairment charges taken in 2008 and $223 million of realized losses on sales of equity investments in the fourth quarter of 2008, as White Mountains reduced its equity exposure from 18% to 11% of total invested assets. The other-than-temporary impairments recognized during 2008 were comprised primarily of losses related to common equity securities in the energy, utilities, financial, materials and consumer discretionary sectors. In 2007, White Mountains reported net realized  gains of $263 million, due mainly to sales of certain convertible fixed maturity and equity securities in industry sectors that experienced significant appreciation, principally energy and natural resources.

The strengthening of the U.S. dollar also adversely impacted investment returns in 2008, while the weakened U.S. dollar had a positive impact on the 2007 net unrealized gains.

Portfolio composition

The following table presents the composition of White Mountains’ investment portfolio as of December 31, 2009 and 2008:

	As of December 31, 2009		As of December 31, 2008
$ in millions	Carrying value	% of total	Carrying value	% of total
Fixed maturity investments	$6,101.2	66.1%	$5,480.5	60.9%
Short-term investments	2,098.4	22.7	2,244.5	25.0
Common equity securities	458.5	5.0	552.7	6.1
Convertible fixed maturity investments	233.1	2.5	308.8	3.4
Other long-term investments	341.3	3.7	416.2	4.6
Total investments	$9,232.5	100.0%	$9,002.7	100.0%

The breakdown of White Mountains’ fixed maturity and convertible fixed maturity investments at December 31, 2009 by credit class, based upon issue credit ratings provided by Standard & Poor’s, or if unrated by Standard & Poor’s, long term obligation ratings provided by Moody’s, is as follows:

	As of December 31, 2009
$ in millions	Amortized cost	% of total
U.S. government and government-sponsored entities(1)	$2,096.6	34.1%
AAA/Aaa	1,280.5	20.8
AA/Aa	347.4	5.7
A/A	775.4	12.6
BBB/Baa	1,316.6	21.4
Other/not rated	334.5	5.4
Total fixed maturity and convertible fixed maturity investments	$6,151.0	100.0%

(1)    Includes mortgage-backed securities which carry the full faith and credit guaranty of the United States government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

The weighted average duration of White Mountains’ fixed maturity portfolio, excluding short-term investments, at December 31, 2009 was 2.5 years. The cost or amortized cost and carrying value of White Mountains’ fixed maturity and convertible fixed maturity investments at December 31, 2009 is presented below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	As of December 31, 2009
Millions	Cost or amortized cost	Carrying value
Due in one year or less	$409.8	$414.0
Due after one year through five years	2,750.3	3,024.6
Due after five years through ten years	698.0	574.7
Due after ten years	152.8	169.9
Mortgage-backed and asset-backed securities	2,066.4	2,076.9
Preferred stocks	73.7	74.2
Total fixed maturity and convertible fixed maturity investments	$6,151.0	$6,334.3

Mortgage-backed, Asset-backed Securities

White Mountains purchases commercial and residential mortgage backed securities to maximize its fixed income portfolio’s risk adjusted returns and diversify the portfolio risk from primarily corporate credit risk to a mix of credit and cash flow risk. White Mountains non-agency commercial mortgage-backed portfolio is generally short tenor and structurally senior, with more than 30 points of credit enhancement on average.  White Mountains is not an originator of residential mortgage loans and held $0.1 million of residential mortgage-backed securities categorized as sub-prime as of December 31, 2009. In addition, White Mountains’ investments in hedge funds, limited partnerships, limited liability corporations and private equities contain negligible amounts of sub-prime mortgage backed securities at December 31, 2009. White Mountains considers sub-prime mortgage backed securities to be those that are issued from dedicated sub-prime shelves, dedicated second-lien shelf registrations (i.e., White Mountains considers investments backed primarily by second-liens to be a sub-prime risk regardless of credit score or other metrics) or otherwise have underlying loan pools that exhibit weak credit characteristics.

There are also mortgage backed securities that White Mountains categorizes as “non-prime” (also called “Alt A” or “A-”) that are backed by collateral that has overall credit quality between prime and sub-prime, based on a review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of December 31, 2009, $17 million of White Mountains’ mortgage backed securities holdings were classified as non-prime. White Mountains does not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

The following table summarizes White Mountains’ mortgage-backed and asset-backed securities holdings as of December 31, 2009 and 2008:

	As of December 31,
Millions	2009	2008
Mortgage-backed securities:
Agency (1)
GNMA	$808.7	$964.4
FNMA	342.9	114.7
FHLMC	182.1	232.9
Total Agency	1,333.7	1,312.0
Non-agency:
Residential	148.2	398.2
Commercial	376.5	435.0
Total Non-agency	524.7	833.2
Total mortgage-backed securities	1,858.4	2,145.2
Other asset-backed securities:
Credit card receivables	61.2	82.2
Auto receivables	156.5	13.8
Other	.8	—
Total other asset-backed securities	218.5	96.0
Total mortgage-backed and asset-backed securities (2)	$2,076.9	$2,241.2

(1)    Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the United States government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

(2)    Of White Mountains’ total mortgage-backed and asset-backed securities, approximately 94% and 99% as of December 31, 2009 and December 31, 2008, respectively, have the highest rating ascribed by Moody’s (“Aaa”) or S&P (“AAA”).

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash and Short-term Investments

Holding company level.  The primary sources of cash for the Company and certain of its intermediate holding companies are dividends and tax sharing payments received from its insurance and reinsurance operating subsidiaries, capital raising activities, net investment income and proceeds from sales and maturities of holding company investments. The primary uses of cash are repurchases of the Company’s and OneBeacon Ltd.’s common shares, payments on and repurchases/retirements of its debt obligations, dividend payments to holders of the Company’s common shares, to noncontrolling interest holders of OneBeacon Ltd.’s common shares and to holders of the WMRe Preference Shares, purchases of investments, payments made to tax authorities, contributions to operating subsidiaries and operating expenses.

Operating subsidiary level.  The primary sources of cash for White Mountains’ insurance and reinsurance operating subsidiaries are premium collections, net investment income, proceeds from sales and maturities of investments, contributions from holding companies and capital raising activities. The primary uses of cash are claim payments, policy acquisition costs, purchases of investments, payments on and repurchases/retirements of its debt obligations, dividend and tax sharing payments made to holding companies and operating expenses.

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

Dividend Capacity

Under the insurance laws of the states and jurisdictions that White Mountains’ insurance and reinsurance operating subsidiaries are domiciled, an insurer is restricted with respect to the timing and the amount of dividends it may pay without prior approval by regulatory authorities. Accordingly, there can be no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future. Following is a description of the dividend capacity of White Mountains’ insurance and reinsurance operating subsidiaries:

OneBeacon:

Generally, OneBeacon’s regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. Based upon December 31, 2009 statutory surplus of $1.6 billion, OneBeacon’s top tier regulated insurance operating subsidiaries have the ability to pay approximately $157 million of dividends during 2010 without prior approval of regulatory authorities, subject to the availability of unassigned funds. As of December 31, 2009, OneBeacon’s top tier regulated insurance operating subsidiaries had approximately $1.1 billion of unassigned funds. During 2009, OneBeacon’s regulated insurance operating subsidiaries paid $80 million of dividends to their immediate parent, which was comprised of $70 million of cash and $10 million of other assets.

During 2009, OneBeacon’s unregulated insurance operating subsidiaries paid $12 million of dividends to their immediate parent.  At December 31, 2009, OneBeacon’s unregulated insurance operating subsidiaries had approximately $19 million of net unrestricted cash and fixed maturity investments.

During 2009, OneBeacon Ltd. paid $80 million of regular quarterly dividends to its common shareholders. White Mountains received a total of $60 million of these dividends.

As of December 31, 2009, OneBeacon Ltd. and its intermediate holding companies had approximately $101 million of net unrestricted cash and fixed maturity investments outside of its regulated and unregulated insurance operating subsidiaries.

White Mountains Re:

Subject to certain limitations under Swedish law, WMRe Sirius can voluntarily transfer all or a portion of its pre-tax income to its Swedish parent companies to minimize taxes (referred to as a group contribution). In 2009, WMRe Sirius transferred approximately $62 million of its 2008 pre-tax income to its Swedish parent companies as a group contribution. In 2010, WMRe Sirius intends to transfer approximately $68 million (based on December 31, 2009 SEK to USD exchange rate) of its 2009 pre-tax income to its Swedish parent companies as a group contribution.

WMRe Sirius has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, WMRe Sirius has allocated the majority of its pre-tax income, after group contributions to its Swedish parent companies, to the Safety Reserve (see “Safety Reserve” below). As of December 31, 2009, WMRe Sirius had $260 million (based on December 31, 2009 SEK to USD exchange rate) of unrestricted statutory surplus, which is available for distribution in 2010. During 2009, WMRe Sirius paid $36 million of dividends to its immediate parent. During 2010, WMRe Sirius intends to pay $20 million (based on the December 31, 2009 SEK to USD exchange rate) of dividends to its immediate parent.

WMRe America has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. Based upon December 31, 2009 statutory surplus of $832 million, WMRe America would have the ability to pay approximately $83 million of dividends during 2010 without prior approval of regulatory authorities, subject to the availability of earned surplus.  As of December 31, 2009, WMRe America had negative earned surplus. During 2009, WMRe America did not pay any dividends to its immediate parent.

During 2009, White Mountains Re substantially completed a reorganization of its reinsurance operations whereby the in-force business and infrastructure of WMRe Bermuda was transferred to WMRe Sirius, which established a branch office in Bermuda to maintain the group’s presence in the Bermuda market. WMRe Bermuda will be run off as a subsidiary of WMRe Sirius. As part of the reorganization, White Mountains Re distributed $350 million to its immediate parent and contributed $200 million to WMRe Sirius as additional unrestricted statutory surplus.  Prior to the reorganization, WMRe Bermuda distributed $50 million to its immediate parent. In February 2010, WMRe Bermuda distributed an additional $36 million to its immediate parent, prior to its contribution to WMRe Sirius.

During 2009, WMRUS paid $6 million of dividends to its immediate parent.

During 2009, in addition to the $350 million distribution in connection with the WMRe Bermuda reorganization, White Mountains Re paid $183 million of additional distributions to its immediate parent. The total of $533 million of distributions made by White Mountains Re in 2009 was comprised of $480 million of cash and $53 million of other assets.

As of December 31, 2009, White Mountains Re and its intermediate holding companies had approximately $99 million of net unrestricted cash and fixed maturity investments outside of WMRe America, WMRe Sirius, WMRe Bermuda and WMRUS.

Safety Reserve

Subject to certain limitations under Swedish law, WMRe Sirius is permitted to transfer up to the full amount of its pre-tax income into an untaxed reserve referred to as a safety reserve. At December 31, 2009, WMRe Sirius’ safety reserve amounted to $1.4 billion. Under GAAP, an amount equal to the safety reserve, net of a related deferred tax liability established at the Swedish tax rate of 26.3%, is classified as shareholders’ equity. Generally, this deferred tax liability is only required to be paid by WMRe Sirius if it fails to maintain predetermined levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on WMRe Sirius’ safety reserve ($356 million at December 31, 2009) is included in solvency capital. Access to the safety reserve is restricted to coverage of insurance losses. Access for any other purpose requires the approval of Swedish regulatory authorities. Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the $1.4 billion balance of the safety reserve, without any provision for deferred taxes, in WMRe Sirius’ capital when assessing WMRe Sirius’ financial strength.

Esurance:

Esurance Insurance Company has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the lesser of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. Based on 2009 statutory net income, Esurance Insurance Company has the ability to pay $3 million in dividends during 2010. As of December 31, 2009, Esurance Insurance Company had $46 million of unassigned funds.

Answer Financial made $4 million in capital distributions to its immediate parent during 2009. As of December 31, 2009, Answer Financial had $5 million of net unrestricted cash and fixed maturity investments.

As of December 31, 2009, Esurance had $6 million of net unrestricted cash and fixed maturity investments outside of Esurance Insurance Company and Answer Financial.

Other Operations:

WM Advisors paid $15 million in dividends to its immediate parent during 2009.  As of December 31, 2009, WM Advisors had approximately $22 million of net unrestricted cash and fixed maturity investments.

As of December 31, 2009, the Company and its intermediate holding companies had approximately $258 million of net unrestricted cash and fixed maturity investments included in its Other Operations segment.

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

One of the means by which White Mountains calculates its insurance float is by taking its net investment assets and subtracting its total tangible capital. The following table illustrates White Mountains’ consolidated insurance float position as of the past five year-ends:

	December 31,
($ in millions)	2009		2008		2007		2006		2005
Total investments	$9,232.5		$9,002.7		$11,649.0		$11,332.7		$9,866.4
Consolidated limited partnership investments(1)	(50.4)		(50.2)		(123.0)		(123.4)		(90.7)
Trust account assets(2)	—		—		(305.6)		(338.9)		—
Cash	366.0		409.6		171.3		159.0		187.7
Investments in unconsolidated affiliates	344.8		116.9		406.3		335.5		479.7
Equity in net unrealized losses (gains) from Symetra’s fixed maturity portfolio	9.0		197.3		5.6		4.1		(24.2)
Accounts receivable on unsettled investment sales	27.6		78.2		201.1		8.5		21.7
Accounts payable on unsettled investment purchases	(9.1)		(7.5)		(46.4)		(66.8)		(43.4)
Interest-bearing funds held by ceding companies(3)	97.3		123.7		192.8		226.7		293.9
Interest-bearing funds held under reinsurance treaties(4)	(62.0)		(54.7)		(73.4)		(94.5)		(100.6)
Net investment assets	$9,955.7		$9,816.0		$12,077.7		$11,442.9		$10,590.5

Total White Mountains’ common shareholders’ equity	$3,657.4		$2,898.8		$4,713.4		$4,455.3		$3,833.2
Noncontrolling interest—OneBeacon Ltd.	351.0		283.5		517.2		490.7		—
Noncontrolling interest—WMRe Preference Shares	250.0		250.0		250.0		—		—
Debt	1,050.7		1,362.0		1,192.9		1,106.7		779.1
Preferred stock subject to mandatory redemption(2)	—		—		—		—		234.0
Total capital	5,309.1		4,794.3		6,673.5		6,052.7		4,846.3
Equity in net unrealized losses (gains) from Symetra’s fixed maturity portfolio	9.0		197.3		5.6		4.1		(24.2)
Total adjusted capital	$5,318.1		$4,991.6		$6,679.1		$6,056.8		$4,822.1

Insurance float	$4,637.6		$4,824.4		$5,398.6		$5,386.1		$5,768.4

Insurance float as a multiple of total adjusted capital	0.9	x	1.0	x	0.8	x	0.9	x	1.2	x
Net investment assets as a multiple of total adjusted capital	1.9	x	2.0	x	1.8	x	1.9	x	2.2	x
Insurance float as a multiple of White Mountains’ common shareholders’ equity	1.3	x	1.7	x	1.1	x	1.2	x	1.5	x
Net investment assets as a multiple of White Mountains’ common shareholders’ equity	2.7	x	3.4	x	2.6	x	2.6	x	2.8	x

(1)   The noncontrolling interest arising from White Mountains’ investments in consolidated limited partnerships has not been included in insurance float or total capital because White Mountains does not benefit from the return on or have the ability to utilize the net assets supporting this noncontrolling interest.

(2)   Excludes preferred stock subject to mandatory redemption having an aggregate accreted liquidation preference at December 31, 2007 and 2006 of $278 and $269, respectively (and $306 and $339 of investments held in irrevocable grantor trusts for the purpose of economically defeasing the preferred stock as of these dates).

(3)   Excludes funds held by ceding companies from which White Mountains does not receive interest credits.

(4)   Excludes funds held by White Mountains under reinsurance treaties for which White Mountains does not provide interest credits.

Financing

The following table summarizes White Mountains’ capital structure as of December 31, 2009 and 2008:

	December 31,
($ in millions)	2009	2008
OBH Senior Notes, carrying value	$606.5	$675.1
WMRe Senior Notes, carrying value	399.1	399.0
WTM Bank Facility	—	200.0
WTM Barclays Facility	—	—
Other debt(1)	45.1	87.9
Total debt	1,050.7	1,362.0
Noncontrolling interest—OneBeacon Ltd.	351.0	283.5
Noncontrolling interest—WMRe Preference Shares	250.0	250.0
Total White Mountains’ common shareholders’ equity	3,657.4	2,898.8
Total capital(2)	5,309.1	4,794.3
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	9.0	197.3
Total adjusted capital	$5,318.1	$4,991.6
Total debt to total adjusted capital	20%	27%
Total debt and Preference Shares to total adjusted capital	24%	32%

(1)   See Note 6 —“Debt” of the accompanying Consolidated Financial Statements for a discussion of other debt.

(2)   The noncontrolling interest arising from White Mountains’ investments in consolidated limited partnerships has not been included in total capital because White Mountains does not have the ability to utilize the assets supporting this noncontrolling interest.

Management believes that White Mountains generally has the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis.

White Mountains has a $418 million revolving credit facility with a syndicate of banks administered by Bank of America that matures in June 2012 (the “WTM Bank Facility”) and a $33 million revolving credit facility with Barclays Bank PLC that matures in June 2010 (the “WTM Barclays Facility”). In September 2009, White Mountains repaid the entire $200 million that had been drawn on the WTM Bank Facility with funds distributed from White Mountains Re. At December 31, 2009, White Mountains had no outstanding borrowings under either facility.

During 2009, OneBeacon repaid the entire $41 million outstanding under its Mortgage Note and also repurchased $69 million face value of its outstanding OBH Senior Notes.

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

On October 31, 2008, White Mountains sold its remaining interest in the Sierra Group (CCIC) as part of the Berkshire Exchange transaction. White Mountains is still obligated to repay the Sierra Note, but Berkshire has provided White Mountains an indemnity, whereby Berkshire will reimburse White Mountains all amounts due under the Sierra Note at its maturity, as adjusted for future reserve development, except for the portion of the interest on the Sierra Note that accrued from its issue date through December 31, 2009.  Accordingly, White Mountains recorded a $36 million receivable from Berkshire in connection with the closing of the Berkshire Exchange. As a result of the adverse development since the closing of the transaction, both the Sierra Note and the receivable from Berkshire were adjusted to a carrying value of $31 million at December 31, 2009.

See “RATINGS” in Item 1—Business for the current ratings of the OBH Senior Notes, the WMRe Senior Notes and the WMRe Preference Shares. It is possible that, in the future, one or more of the rating agencies may lower White Mountains’ existing ratings. If one or more of its ratings were downgraded, White Mountains could incur higher borrowing costs on future borrowings and its ability to access the capital markets could be impacted. In addition, White Mountains’ insurance and reinsurance operating subsidiaries could be adversely impacted by a downgrade in their financial strength ratings, including a possible reduction in demand for their products in certain markets.

White Mountains provides an irrevocable and unconditional guarantee as to the payment of principal and interest on the OBH Senior Notes. In consideration of this guarantee OneBeacon pays White Mountains a guarantee fee equal to 25 basis points per annum on the outstanding principal amount of the OBH Senior Notes. If White Mountains’ voting interest in OneBeacon Ltd.’s common shares ceases to represent more than 50% of all their voting securities, OneBeacon Ltd. will seek to redeem, exchange or otherwise modify the senior notes in order to fully and permanently eliminate White Mountains’ obligations under the guarantee. In the event that White Mountains’ guarantee is not eliminated, the guarantee fee will increase over time up to a maximum guarantee fee of 425 basis points.

The OBH Senior Notes and the WMRe Senior Notes were issued under indentures that contain restrictive covenants which, among other things, limit the ability of the Company, OBH, WMRe Group and their respective subsidiaries to create liens and enter into sale and leaseback transactions and limits the ability of the Company, OBH, WMRe Group and their respective subsidiaries to consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which the Company, OBH or WMRe Group must adhere. At December 31, 2009, White Mountains was in compliance with all of the covenants under the OBH Senior Notes and the WMRe Senior Notes, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

The WTM Bank Facility and WTM Barclays Facility contain various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under these facilities and result in acceleration of principal repayment on any amounts outstanding. At December 31, 2009, White Mountains was in compliance with all of the covenants under the WTM Bank Facility and WTM Barclays Facility and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

Contractual Obligations and Commitments

Below is a schedule of White Mountains’ material contractual obligations and commitments as of December 31, 2009:

Millions	Due in One Year or Less	Due in Two to Three Years	Due in Four to Five Years	Due After Five Years	Total
Loss and LAE reserves(1)	$1,973.7	$1,897.2	$929.6	$2,192.1	$6,992.6
Debt (2)	33.1	4.0	615.1	400.0	1,052.2
Interest on debt	70.0	123.2	69.2	63.8	326.2
Long-term incentive compensation	62.3	128.8	21.9	17.2	230.2
Pension and other benefit plan obligations	25.9	8.9	8.1	36.4	79.3
Operating leases	28.8	44.8	17.5	20.8	111.9
Total contractual obligations	$2,193.8	$2,206.9	$1,661.4	$2,730.3	$8,792.4

(1)   Represents expected future cash outflows resulting from loss and LAE payments. The amounts presented are gross of reinsurance recoverables on unpaid losses of $2,791 and include the discount on OneBeacon’s workers compensation loss and LAE reserves of $127 as of December 31, 2009. These balances add back the remaining purchase accounting fair value adjustment of $191 related to the acquisition of OneBeacon as it is a non-cash item.

(2)   Does not reflect the $31 receivable recorded by White Mountains in relation to the indemnity of the Sierra Note provided by Berkshire as part of the Berkshire Exchange.

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

The WMRe Preference Shares are not included in the table above as these perpetual preferred shares have no stated maturity date and are redeemable only at the option of WMRe Group. See Item 1—Business—WHITE MOUNTAINS RE for more details.

The balances included in the table above regarding White Mountains’ long-term incentive compensation plans include amounts payable for performance shares and units, as well as deferred compensation balances. Exact amounts to be paid for performance shares cannot be predicted with certainty, as the ultimate amounts of these liabilities are based on the future performance of White Mountains and in some cases the market price of the Company’s and OneBeacon Ltd.’s common shares at the time the payments are made. The estimated payments reflected in the table are based on current accrual factors (including performance relative to targets and common share price) and assume that all outstanding balances were 100% vested as of December 31, 2009.

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

Through WMRe Sirius, White Mountains has a long-term investment as a stockholder in LUC Holdings, an entity that has entered into a head lease to rent the London Underwriting Center (“LUC”) through 2016. LUC Holdings in turn subleases space in the LUC. In the LUC Holdings stockholders agreement, the stockholders have guaranteed any shortfall between the head lease and the sub-leases on a joint and several basis. As a consequence, in recent years the stockholders have funded an operating shortfall of LUC. At December 31, 2009, White Mountains has recorded a liability of $5 million for its share of the expected future shortfall between LUC Holdings’ head lease payments and sub-lease receipts. White Mountains does not believe that future shortfalls, if any, will have a material impact on its results of operations.

White Mountains also has future binding commitments to fund certain limited partnership and limited liability corporation investments. These commitments, which total approximately $143 million, do not have fixed funding dates and are therefore excluded from the table above.

WM Life Re reinsures death and living benefit guarantees associated with certain variable annuities issued in Japan.  WM Life Re has assumed the risk related to a shortfall between the account value and the guaranteed value that must be paid by the ceding company to an annuitant or to an annuitant’s beneficiary in accordance with the underlying annuity contracts. WM Life Re uses derivative instruments, including put options, interest rate swaps, total return swaps and futures contracts on major equity indices, currency pairs and government bonds, to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. As of December 31, 2009 the total guarantee value was approximately ¥242 billion (approximately $2.6 billion) and the related account values were approximately 88% of this amount.   The following table represents expected future cash outflows for WM Life Re’s reinsurance contracts.

Cash outflows Millions	Due in One Year or Less	Due in Two to Three Years	Due in Four to Five Years	Due After Five Years	Total
WM Life Re reinsurance contracts	$2	$6	$9	$523	$540

White Mountains purchases derivative instruments, including futures and over-the counter option contracts on interest rates, major equity indices, and foreign currencies, to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. At December 31, 2009, the fair value of these derivative instruments was $194 million. In addition, WM Life Re held approximately $234 million of cash and fixed maturity investments at December 31, 2009.

Share Repurchase Programs

The Company:

In 2006, White Mountains’ board of directors authorized the Company to repurchase up to 1 million of its common shares, from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorization does not obligate The Company to acquire any specific number of shares.  This program does not have a stated expiration date. Since the inception of this program, the Company has repurchased and retired 420,611 common shares for $201 million. During 2008, the Company repurchased and retired 129,770 of its common shares under this program for $56 million. The Company did not repurchase any shares in 2009, but again began to repurchase shares in February 2010.

OneBeacon Ltd.:

In 2007, OneBeacon Ltd.’s board of directors authorized OneBeacon Ltd. to repurchase up to $200 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. Since the inception of this program, OneBeacon has repurchased and retired 5.0 million of its Class A common shares for $102 million. During 2008, OneBeacon repurchased and retired 3.4 million of its Class A common shares for $69 million. OneBeacon did not repurchase any shares in 2009.

Cash Flows

Detailed information concerning White Mountains’ cash flows during 2009, 2008 and 2007 follows:

For the year ended December 31, 2009

Financing and Other Capital Activities

During the third quarter of 2009, the Company repaid the entire $200 million that had been drawn on the WTM Bank Facility. During 2009, OneBeacon repaid the entire $41 million outstanding under its Mortgage Note and repurchased $69 million face value of its outstanding OBH Senior Notes for $63 million.

During 2009, OneBeacon paid $37 million in interest on the OBH Senior Notes, White Mountains Re paid $26 million in interest on the WMRe Senior Notes and the Company paid $4 million in interest on the WTM Bank Facility.

During the first quarter of 2009, the Company declared and paid a $9 million cash dividend to its common shareholders.

During 2009, OneBeacon Ltd. declared and paid $80 million in regular quarterly cash dividends to its common shareholders. White Mountains received a total of $60 million of these dividends.

During 2009, White Mountains Re declared and paid $19 million in cash dividend to holders of the WMRe Preference Shares.

During 2009, White Mountains Re paid $480 million of cash distributions to its immediate parent, which included $350 million received in connection with the reorganization of its reinsurance operations and $30 million it received from Galileo prior to its sale.

During 2009, Answer Financial declared and paid $4 million of capital distributions to its immediate parent.

During 2009, WM Advisors declared and paid $15 million in cash dividends to its immediate parent.

During 2009, White Mountains contributed $133 million in cash to WM Life Re and $98 million in cash to Esurance.

During 2009, White Mountains Re contributed $45 million in cash and investments to Scandinavian Re.

Acquisitions and Dispositions

During 2009, OneBeacon sold the renewal rights to its non-specialty commercial lines business for $23 million.

Other Liquidity and Capital Resource Activities

During 2009, White Mountains made payments totaling $43 million, in cash or by deferral into certain non-qualified compensation plans, to participants in the long-term incentive compensation plans of certain of the Company’s subsidiaries.

During 2009, the Company issued a total of 3,600 common shares to its employees through the exercise of options during the period for cash proceeds of approximately $0.3 million.

For the year ended December 31, 2008

Financing and Other Capital Activities

During the first quarter of 2008, the Company drew the full $475 million available on WTM Bank Facility. The Company repaid $175 million and $100 million of this amount during the second and third quarters of 2008, respectively. The Company drew an additional $176 million on the facility during October 2008 and repaid that amount in December 2008. During 2008, the Company paid $8 million in interest on the WTM Bank Facility.

During 2008, the Company declared and paid $42 million in cash dividends to its common shareholders.  During the third quarter of 2008, the Company’s Board of Directors adopted a new dividend policy whereby the Company expects to declare a $1 per share annual dividend in the first quarter of each year, rather than the then current $2 per share quarterly dividend. As a result, the Company did not pay any dividends on its common shares in the third and fourth quarters of 2008.

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

During 2008, OneBeacon Ltd. declared and paid $276 million in cash dividends to its common shareholders, including a $195 million special dividend and $80 million of regular quarterly dividends. White Mountains received a total of $206 million of these dividends.

During 2008, OneBeacon Ltd. repurchased and retired 3.4 million of its Class A common shares for $69 million through its share repurchase program.

In December 2008, OneBeacon contributed $25 million to OBIC, one of its regulated insurance operating subsidiaries.

During 2008, OneBeacon declared and paid $12 million in cash dividends on, and repaid the $300 million redemption value of, the Berkshire Preferred Stock, using funds that had been held in trust.

During the third quarter of 2008, OneBeacon repurchased $24 million face value of its outstanding OBH Senior Notes for $22 million.

During 2008, OneBeacon paid $40 million in interest on the OBH Senior Notes and White Mountains Re paid $26 million in interest on the WMRe Senior Notes.

During 2008, White Mountains Re declared and paid $19 million in cash dividends to holders of the WMRe Preference Share and paid $100 million of dividends to its immediate parent.

During 2008, White Mountains contributed $105 million in cash and investments to WM Life Re, $48 million in cash to Esurance and $3 million in cash to Answer Financial.

Acquisitions and Dispositions

During the first quarter of 2008, White Mountains Re acquired Helicon Re Holdings, Ltd. for approximately $150 million.

During 2008, White Mountains acquired 100% of the outstanding debt and equity of Answer Financial for $75 million.

During 2008, OneBeacon sold one of its inactive licensed subsidiaries, Farmers and Merchants Insurance Company, for $8 million in cash.

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

For the year ended December 31, 2007

Financing and Other Capital Activities

During 2007, the Company declared and paid $86 million in regular quarterly cash dividends to its common shareholders.

During 2007, the Company repurchased and retired 290,841 of its common shares for $145 million through its share repurchase program.

During 2007, OneBeacon Ltd. declared and paid $84 million in regular quarterly cash dividends of to its common shareholders. White Mountains received $60 million of these dividends.

During 2007, OneBeacon declared and paid $28 million and $1 million in cash dividends on the Berkshire Preferred Stock and the Zenith Preferred Stock, and repaid the $20 million redemption value of the Zenith Preferred Stock, using funds that had been held in trust.

During 2007, OneBeacon Ltd. repurchased and retired 1.6 million of its common shares for $33 million through its share repurchase program.

In May 2007, White Mountains Re received net proceeds of $246 million through the issuance of the WMRe Preference Shares. White Mountains Re declared and paid $11 million in cash dividends on these shares in 2007.

In March 2007, White Mountains Re received net proceeds of $392 million through the issuance of the WMRe Senior Notes and subsequently declared and paid a $392 million cash dividend to its immediate parent. White Mountains used a portion of these proceeds to repay the $320 million outstanding balance on its existing bank facility.

During 2007, White Mountains Re declared and paid $20 million in cash dividends to its immediate parent in addition to the $392 million from the WMRe Senior Notes proceeds.

During 2007, OneBeacon paid $41 million in interest on the OBH Senior Notes       and White Mountains Re paid $20 million in interest on the WMRe Senior Notes.

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

TRANSACTIONS WITH RELATED PERSONS

See Note 19—“Transactions with Related Persons” in the accompanying Consolidated Financial Statements.

NON-GAAP FINANCIAL MEASURES

This report includes five non-GAAP financial measures that have been reconciled to their most comparable GAAP financial measures. White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ results of operations and financial condition.

Adjusted comprehensive income is a non-GAAP financial measure that excludes the change in net unrealized investment gains and losses from Symetra’s fixed maturity portfolio from comprehensive income. In the calculation of comprehensive income under GAAP, fixed maturity investments are marked-to-market while the liabilities to which those assets are matched are not. Symetra attempts to earn a “spread” between what it earns on its investments and what it pays out on its products. In order to try to fix this spread, Symetra invests in a manner that tries to match the duration and cash flows of its investments with the required cash outflows associated with its life insurance and structured settlements products. As a result, Symetra typically earns the same spread on in-force business whether interest rates fall or rise. Further, at any given time, some of Symetra’s structured settlement obligations may extend 40 or 50 years into the future, which is further out than the longest maturing fixed maturity investments regularly available for purchase in the market (typically 30 years). For these long-dated products, Symetra is unable to fully match the obligation with assets until the remaining expected payout schedule comes within the duration of securities available in the market. If at that time, these fixed maturity investments have yields that are lower than the yields expected when the structured settlement product was originally priced, the spread for the product will shrink and Symetra will ultimately harvest lower returns for its shareholders. GAAP comprehensive income increases when rates decline, which would suggest an increase in the value of Symetra—the opposite of what is happening to the intrinsic value of the business. Therefore, White Mountains’ management and Board of Directors use adjusted comprehensive income when assessing Symetra’s quarterly financial performance. In addition, this measure is typically the predominant component of change in adjusted book value per share, which is used in calculation of White Mountains’ performance for both short-term (annual bonus) and long-term incentive plans. The reconciliation of adjusted comprehensive income to comprehensive income is included on page 50.

Adjusted book value per share is a non-GAAP measure which is derived by expanding the GAAP calculation of book value per White Mountains common share to exclude net unrealized gains/(losses) from Symetra’s fixed maturity portfolio. In addition, the number of common shares outstanding used in the calculation of adjusted book value per share are adjusted to exclude unearned shares of restricted stock, the compensation cost of which, at the date of calculation, has yet to be amortized. The reconciliation of adjusted book value per share to book value per share is included on page 49.

During the second quarter of 2008, White Mountains changed its principal financial reporting measure from “fully diluted tangible book value per share” to “adjusted book value per share”.  Fully diluted tangible book value per share is a non-GAAP measure that differs from adjusted book value per share by excluding goodwill and other intangible assets. The change from fully diluted tangible book value per share to adjusted book value per share has been presented retroactively for all periods.  As a result of the change, goodwill and other intangible assets are included in the calculation for all periods presented. For periods ended March 31, 2008 and prior, White Mountains had not recorded any significant intangible assets other than goodwill.  The goodwill, which primarily relates to the consolidation of White Mountains’ investment in Tuckerman Fund I and Tuckerman Fund II, was $19.6 million, $19.5 million, and $30.4 million as of December 31, 2009, 2008, and 2007, respectively. The inclusion of goodwill in adjusted book value per share did not have a significant effect on the calculation of growth per share for any periods presented.

Total capital at White Mountains is comprised of White Mountains’ common shareholders’ equity, debt and noncontrolling interest in OneBeacon Ltd and the WMRe Preference Shares. Adjusted capital excludes from total capital the equity in net unrealized investment gains and losses from Symetra’s fixed maturity portfolio. The reconciliation of total capital to total adjusted capital is included on page 67.

Adjusted book value per common share at OneBeacon is a non-GAAP financial measure which is derived by excluding the impact of economically defeasing OneBeacon’s mandatorily redeemable preferred stock from book value per common share, the most closely comparable GAAP measure. Management believes that adjusted book value per common share is a useful supplement to understanding the OneBeacon’s earnings and profitability. A reconciliation of OneBeacon’s book value per common share to OneBeacon’s adjusted book value per common share is included on page 53.

During 2007, OneBeacon reallocated loss and LAE reserves from specialty and personal lines to run-off, which reduced specialty and personal lines’ GAAP loss and LAE ratios and GAAP combined ratios, but had no impact on OneBeacon’s total GAAP combined ratio. OneBeacon’s specialty and personal lines’ loss and LAE ratios and combined ratios prior to reserve reallocation are non-GAAP financial measures that are derived by excluding the impact of the reserve reallocation from specialty and personal lines’ loss and LAE ratios and combined ratios. OneBeacon believes that a presentation excluding the effect of the reserve reallocation on specialty and personal lines’ loss and LAE ratios and combined ratios is meaningful for investors to understand the performance of its underwriting units during 2007. The reconciliation of these non-GAAP financial measures to the GAAP loss and LAE ratios and GAAP combined ratios is included on page 53.

CRITICAL ACCOUNTING ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. The financial statements presented herein include all adjustments considered necessary by management to fairly present the financial position, results of operations and cash flows of White Mountains.

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

Loss and LAE reserves are typically comprised of (1) case reserves for claims reported and (2) reserves for losses that have occurred but for which claims have not yet been reported, referred to as incurred but not reported reserves, which include a provision for expected future development on case reserves. Case reserves are estimated based on the experience and knowledge of claims staff regarding the nature and potential cost of each claim and are adjusted as additional information becomes known or payments are made. IBNR reserves are derived by subtracting paid loss and LAE and case reserves from estimates of ultimate loss and LAE. Actuaries estimate ultimate loss and LAE using various generally accepted actuarial methods applied to known losses and other relevant information. Like case reserves, IBNR reserves are adjusted as additional information becomes known or payments are made.

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

White Mountains’ actuaries use several generally accepted actuarial methods to evaluate its loss reserves, each of which has its own strengths and weaknesses. Management places more or less reliance on a particular method based on the facts and circumstances at the time the reserve estimates are made. These methods generally fall into one of the following categories or are hybrids of one or more of the following categories:

•      Historical paid loss development methods:  These methods use historical loss payments over discrete periods of time to estimate future losses. Historical paid loss development methods assume that the ratio of losses paid in one period to losses paid in an earlier period will remain constant. These methods necessarily assume that factors that have affected paid losses in the past, such as inflation or the effects of litigation, will remain constant in the future. Because historical paid loss development methods do not use case reserves to estimate ultimate losses, they can be more reliable than the other methods discussed below that look to case reserves (such as actuarial methods that use reported losses) in situations where there are significant changes in how case reserves are established by a company’s claims adjusters. However, historical paid loss development methods are more leveraged, meaning that small changes in payments have a larger impact on estimates of ultimate losses, than actuarial methods that use reported losses because cumulative loss payments take much longer to equal the expected ultimate losses than cumulative reported amounts. In addition, and for similar reasons, historical paid loss development methods are often slow to react to situations when new or different factors arise than those that have affected paid losses in the past.

•      Historical reported loss development methods:  These methods, like historical paid loss development methods, assume that the ratio of losses in one period to losses in an earlier period will remain constant in the future. However, instead of using paid losses, these methods use reported losses (i.e., the sum of cumulative historical loss payments plus outstanding case reserves) over discrete periods of time to estimate future losses. Historical reported loss development methods can be preferable to historical paid loss development methods because they explicitly take into account open cases and the claims adjusters’ evaluations of the cost to settle all known claims. However, historical reported loss development methods necessarily assume that case reserving practices are consistently applied over time. Therefore, when there have been significant changes in how case reserves are established, using reported loss data to project ultimate losses can be less reliable than other methods.

•      Expected loss ratio methods:  These methods are based on the assumption that ultimate losses vary proportionately with premiums. Expected loss ratios are typically developed based upon the information used in pricing, and are multiplied by the total amount of premiums written to calculate ultimate losses. Expected loss ratio methods are useful for estimating ultimate losses in the early years of long-tailed lines of business, when little or no paid or reported loss information is available.

•      Adjusted historical paid and reported loss development methods:  These methods take traditional historical paid and reported loss development methods and adjust them for the estimated impact of changes from the past in factors such as inflation, the speed of claim payments or the adequacy of case reserves. Adjusted historical paid and reported loss development methods are often more reliable methods of predicting ultimate losses in periods of significant change, provided the actuaries can develop methods to reasonably quantify the impact of changes.

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

In its selection of recorded reserves, OneBeacon historically gave greater weight to adjusted paid loss development methods, which are not dependent on the consistency of case reserving practices, over methods that rely on reported losses. In recent years, the amount of weight given to methods based on reported losses has increased with OneBeacon’s confidence that its case reserving practices have been more consistently applied.

Upon completion of each quarterly review, OneBeacon’s actuaries select indicated reserve levels based on the results of the actuarial methods described previously, which are the primary consideration in determining management’s best estimate of required reserves. However, in making its best estimate, management also considers other qualitative factors that may lead to a difference between held reserves and actuarially recommended levels in the future. Typically, these factors exist when management and OneBeacon’s actuaries conclude that there is insufficient historical reported and paid loss information or that trends included in the historical reported and paid loss information are unlikely to repeat in the future. Such factors include, among others, recent entry into new markets or new products, improvements in the claims department that are expected to lessen future ultimate loss costs and legal and regulatory developments. At December 31, 2009 and 2008, total carried reserves were 10.2% and 7.3% above the actuarial point estimate, respectively.

Loss and LAE Reserves by Line of Business

OneBeacon’s net loss and LAE reserves by line of business at December 31, 2009 and 2008 were as follows:

Net loss and LAE reserves by class of business	December 31, 2009			December 31, 2008
Millions	Case	IBNR	Total	Case	IBNR	Total
Workers compensation(1)	$134.7	$126.7	$261.4	$160.2	$132.7	$292.9
Personal automobile liability	254.4	117.6	372.0	271.3	110.3	381.6
Multiple peril(1)(2)	(30.7)	222.4	191.7	(4.9)	238.5	233.6
Commercial automobile liability	90.5	68.9	159.4	90.9	66.2	157.1
General liability(2)(3)	129.3	382.6	511.9	112.1	362.7	474.8
Homeowners/Farmowners	41.8	22.9	64.7	55.1	23.0	78.1
Other(1)(4)	114.7	66.1	180.8	116.5	61.5	178.0
Total	$734.7	$1,007.2	$1,741.9	$801.2	$994.9	$1,796.1

(1)  Includes loss and LAE reserves related to A&E.

(2)  Includes loss and LAE reserves related to construction defect claims.

(3)  Includes loss and LAE reserves related to professional liability.

(4)  Includes loss and LAE reserves related to marine liability.

For loss and allocated loss adjustment expense reserves, excluding A&E, the key assumption as of December 31, 2009 was that the impact of the various reserving factors, as described below, on future paid losses would be similar to the impact of those factors on the historical loss data with the following exceptions:

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

•      In 2004, OneBeacon established a separate claim group to manage run-off claims. Due to the nature of this event, OneBeacon does not believe that the impacts of this group on future losses have been reflected in historical losses. Therefore, OneBeacon has given considerable weight to the most recent loss experience for this segment.

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

Workers compensation

Workers compensation covers an employer’s liability for injuries, disability or death of employees, without regard to fault, as prescribed by state workers compensation law and other statutes. Workers compensation is generally considered a long tail coverage, as it takes a relatively long period of time to finalize claims from a given accident year. While certain payments such as initial medical treatment or temporary wage replacement for the injured worker are made quickly, some other payments are made over the course of several years, such as awards for permanent partial injuries. In addition, some payments can run as long as the injured worker’s life, such as permanent disability benefits and ongoing medical care. Despite the possibility of long payment tails, the reporting lags are generally short, settlements are generally not complex, and most of the liability can be considered high frequency with moderate severity. The largest reserve risk generally comes from the low frequency, high severity claims providing lifetime coverage for medical expense arising from a worker’s injury. Examples of common reserving factors that can change and, thus, affect the estimated workers compensation reserves include:

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

•      Availability of new medical processes and equipment

•      Changes in the use of pharmaceutical drugs

•      Degree of patient responsiveness to treatment

Workers compensation book of business reserving factors

•      Product mix

•      Injury type mix

•      Changes in underwriting standards

Personal automobile liability

Automobile covers both physical damage and liability coverage. Automobile physical damage insurance covers loss or damage to vehicles from collision, vandalism, fire, theft or other causes. Automobile liability insurance covers bodily injury of others, damage to their property and costs of legal defense resulting from a collision caused by the insured. The personal automobile product line is a mix of property and liability coverages and, therefore, includes both short- and long-tail coverages. The payments that are made quickly typically pertain to automobile physical damage (property) claims and property damage (liability) claims. The payments that take longer to finalize and are more difficult to estimate relate to bodily injury claims. Personal automobile reserves are typically analyzed in three components: bodily injury liability, property damage liability, and collision/comprehensive claims. This last component has minimum reserve risk and fast payouts and, accordingly, separate factors are not presented. Reporting lags are relatively short and the claim settlement process for personal automobile liability generally is the least complex of the liability products. It is generally viewed as a high frequency, low to moderate severity product line.

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

•      Degree of patient responsiveness to treatment

•      Changes in claim handling philosophies (e.g., case reserving standards)

Personal automobile liability book of business reserving factors

•      Changes in policy provisions (e.g., deductibles, policy limits, or endorsements)

•      Changes in underwriting standards

Multiple peril

Multiple peril represents a package policy sold to insureds or to members of trade associations or other groups that include general liability and property insurance. General liability covers businesses for any liability resulting from bodily injury and property damage arising from general business operations, accidents on a premises and the products manufactured or sold. Property covers losses to a business’ premises, inventory and equipment as a result of weather, fire, theft and other causes. Because commercial multiple peril provides a combination of property and liability coverage typically for small businesses, it includes both short and long tail coverages. For property coverage, it generally takes a relatively short period of time to close claims, while for the other coverages, generally for the liability coverages, it takes a longer period of time to close claims. The reserving risk for this line is dominated by the liability coverage portion of this product, except occasionally in the event of catastrophic or large single losses.

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

•      Policy provisions mix (e.g., deductibles, policy limits, or endorsements)

•      Degree of concentration of policyholders

•      Changes in underwriting standards

OneBeacon Loss and LAE Development

Loss and LAE development—2009

In 2009, OneBeacon experienced $83 million of favorable loss and LAE reserve development on prior accident year loss reserves. The favorable loss reserve development was primarily related to lower than expected severity on non-catastrophe losses. The favorable non-catastrophe loss reserve development was primarily related to professional liability lines, commercial package business and other general liability lines and was partially offset by adverse loss reserve development at AutoOne.

Specifically, at December 31, 2008, management had revised its expectations downward with respect to future loss emergence in the professional liability business, which is included in the general liability line of business. The original expectations had initially been based on market analysis when this business was initiated in 2002 and 2003. However, during 2009, losses continued to be significantly lower than these revised expectations. As a result, management lowered its selected reserves on the earliest years of this business. Loss estimates in more recent years were also affected as total loss expectations for later years are based in part on prior years’ results. The impact of this revised estimate was a decrease to professional liability reserves of $60 million.

At December 31, 2008, management had estimated that future payments from personal injury protection (“PIP”) litigation from AutoOne business would be approximately $8 million. During 2009, the legal expenses related to this litigation were higher than expected. As a result, management increased estimates of all accident years for AutoOne. The total increase in estimate was $33 million.

At December 31, 2008, based on actuarial techniques described above, management estimated that IBNR related to multiple peril liability was $174 million, or approximately 85% of case reserves of $205 million for 2002 and subsequent accident years. During 2009, case incurred loss and allocated LAE (“ALAE”) was $37 million, which was less than expected for this line of business. As a result of the lower than expected case incurred loss and ALAE during 2009, the actuarial methods based on case incurred losses produced lower estimated ultimate losses for these accident years. As a result, at December 31, 2009, the IBNR was determined to be $95 million, or approximately 73% of the remaining case reserves. The impact of this revised estimate was a decrease to multiple peril liability reserves of $43 million.

At December 31, 2008, based on actuarial techniques described above, management estimated that IBNR related to general liability occurrence was $94 million, or approximately 275% of case reserves of $34 million for 2002 and subsequent accident years. During 2009, case incurred loss and ALAE was $16 million, which was less than expected for this line of business. As a result of the lower than expected case incurred loss and ALAE during 2009, the actuarial methods based on case incurred losses produced lower estimated ultimate losses for these accident years. As a result, at December 31, 2009, the IBNR was determined to be $62 million, or approximately 214% of the remaining case reserves. The impact of this revised estimate was a decrease to general liability occurrence reserves of $14 million.

In addition to the development described for the lines of business above, management also recorded changes in IBNR in other lines of business as a result of its review of loss reserves at December 31, 2009 that essentially offset. The change in IBNR for each other line of business was not individually significant.

Loss and LAE development—2008

In 2008, OneBeacon experienced $62 million of favorable loss reserve development, primarily related to lower than expected severity on non-catastrophe losses.  The favorable non-catastrophe loss reserve development was primarily related to professional liability lines and commercial package business lines and was partially offset by adverse loss reserve development at AutoOne and in legacy run-off.

Specifically, at December 31, 2007, management had revised its expectations downward with respect to future loss emergence in the professional liability business, which is included in the general liability line of business. The original expectations had initially been based on market analysis when this business was initiated in 2002 and 2003. However, during 2008, losses continued to be significantly lower than these revised expectations. As a result, management lowered its selected reserves on the earliest years of this business. Loss estimates in more recent years were also affected as total loss expectations for later years are based in part on prior years’ results. The impact of this revised estimate was a decrease to professional liability reserves of $51 million.

At December 31, 2007, management had estimated that future payments from PIP litigation from OneBeacon’s NYAIP business would be approximately $14 million.  During 2008, the legal expenses related to this litigation were higher than expected as the 2002 accident year neared conclusion.  As a result, management increased estimates of all accident years for NYAIP and other similar business in New York.  The total increase in estimate was $11 million.

At December 31, 2007, based on actuarial techniques described above, management estimated that IBNR related to multiple peril liability was $137 million, or approximately 64% of case reserves of $213 million for 2002 and subsequent accident years. During 2008, case incurred loss ALAE was $16 million, which was less than expected for this line of business. As a result of the lower than expected case incurred loss and ALAE during 2008, the actuarial methods based on case incurred losses produced lower estimated ultimate losses for these accident years. As a result, at December 31, 2008, the IBNR was determined to be $87 million, or approximately 64% of the remaining case reserves. The impact of this revised estimate was a decrease to multiple peril liability reserves of $34 million.

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

Loss and LAE development—2007

In 2007, OneBeacon experienced $48 million of favorable loss reserve development, primarily related to lower than expected frequency for professional liability and lower than expected severity for personal automobile liability, partially offset by adverse loss reserve development for multiple peril and workers compensation, primarily for accident years 2001 and prior.

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

At December 31, 2006, based on actuarial techniques described above, management estimated that the IBNR related to personal automobile liability was $138 million, or approximately 49% of case reserves of $278 million, for 2002 and subsequent accident years. During 2007, case incurred loss ALAE was $38 million which was less than expected for this relatively short-tail line of business. At December 31, 2007, based on actuarial techniques described above, management estimated that IBNR was $66 million or approximately 49% of the remaining case reserves. The actuarial methods that management relied upon to estimate IBNR at December 31, 2007 were similar to those used at December 31, 2006. The impact of this revised estimate was a decrease to personal automobile liability reserves of $33 million

At December 31, 2006, based on actuarial techniques described above, management estimated that IBNR related to workers compensation and multiple peril liability was $96 million, or approximately 15% of case reserves of $622 million for 2001 and prior accident years. During 2007, case incurred loss and ALAE was $45 million, which was greater than expected for these long-tail lines of business. As a result, of the higher than expected case incurred loss and ALAE during 2007, management gave greater weight to actuarial techniques that are based on historical incurred loss development during its review of loss reserves at December 31, 2007. As a result, at December 31, 2007, the IBNR was determined to be $149 million, or approximately 28% relative to the remaining case reserves. The impact of this revised estimate was an increase to workers compensation and multiple peril liability reserves of $99 million.

In addition to the development described for the lines of business above, management also recorded a $34 million net decrease in IBNR in other lines of business as a result of its review of loss reserves at December 31, 2007. The change in IBNR for each other line of business was not individually significant.

Range of Reserves by Line of Business

OneBeacon’s range of reserve estimates at December 31, 2009 was evaluated to consider the strengths and weaknesses of the actuarial methods applied against OneBeacon’s historical claims experience data. The following table shows the recorded reserves and the high and low ends of OneBeacon’s range of reasonable loss reserve estimates at December 31, 2009. The high and low ends of OneBeacon’s range of reserve estimates in the table below are based on the results of various actuarial methods described above.

OneBeacon net loss and LAE reserves by line of business Range and recorded reserves	December 31, 2009
Millions	Low	Recorded	High
Workers compensation	$201	$261.4	$305
Personal automobile liability	346	372.0	398
Multiple peril	109	191.7	202
Commercial automobile liability	143	159.4	165
General liability	371	511.9	521
Homeowners/Farmowners	60	64.7	66
Other	166	180.8	181
Total	$1,396	$1,741.9	$1,838

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

The percentages shown in the following table represent the linear interpolation of where OneBeacon’s recorded loss and LAE reserves are within the range of reserves estimates by line of business at December 31, 2009 and 2008, where the low end of the range equals zero, the middle of the range equals 50% and the high end of the range equals 100%.

OneBeacon net loss and LAE reserves by line of business	December 31,
(expressed as a percentage of the range)	2009	2008
Workers compensation	58%	45%
Personal automobile liability	50	26
Multiple peril	89	69
Commercial automobile liability	74	88
General liability	94	97
Homeowners/Farmowners	76	37
Other	97	80
Total	78%	67%

During 2009, management continued to see actuarial methods based on case incurred data produce lower estimated losses for the longer tailed lines of business. However, due to the nature of these lines and the inherent risks in estimating the longer tailed lines of business, management chose to record losses higher in the range for workers compensation and multiple peril.

In 2008, management began to see higher than anticipated paid loss and LAE for personal automobile liability which had resulted in increases in the methods used to develop the ranges. However, at year end 2008, management believed that the ultimate losses would not increase as much as the models had suggested resulting in a recorded reserve lower in the range. During 2009, the increased estimates persisted and management adjusted the held reserves higher in the range.

Overall, management is concerned about the impact of future increases in inflation, including adverse changes in tort liability. These types of changes would result in deterioration in the loss reserves, therefore, management has selected loss reserves somewhat higher relative to actuarial indications than in previous years.

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

•      Workers compensation: Recorded reserves for workers compensation were $261 million at December 31, 2009. The two most important assumptions for workers compensation reserves are loss development factors and loss cost trends, particularly medical cost inflation. Loss development patterns are dependent on medical cost inflation. Approximately half of the workers compensation net reserves are related to future medical costs. Across the entire reserve base, a 0.5 point change in calendar year medical inflation would have changed the estimated net reserve by approximately $48 million at December 31, 2009, in either direction.

•      Professional liability:  Recorded reserves for professional liability were $314 million across all lines at December 31, 2009. A key assumption for professional liability is the implicit loss cost trend, particularly the severity inflation trend component of loss costs. Across the entire reserve base, a 5.0 point change in assumed annual severity would have changed the estimated net reserve by approximately $52 million at December 31, 2009, in either direction.

•      Multiple peril liability: Recorded reserves for multiple peril were $192 million at December 31, 2009. Reported loss development patterns are a key assumption for these lines of business, particularly for more mature accident years. Historically, assumptions on reported loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g. construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. If case reserve adequacy for non-construction defect claims changed by 10.0 points this would have changed the estimated net reserve by approximately $19 million at December 31, 2009, in either direction.

Construction Defect Claims Reserves

Construction defect claims are a non-A&E exposure that has proven to have a greater degree of uncertainty when estimating loss and LAE using generally accepted actuarial methods than many other lines of business. OneBeacon’s general liability and multiple peril lines of business have been significantly impacted by a large number of construction defect claims. Construction defect is a liability allegation relating to defective work performed in the construction of structures such as apartments, condominiums, single family dwellings or other housing, as well as the sale of defective building materials. Such claims seek recovery due to damage caused by alleged deficient construction techniques or workmanship. Much of the recent claims activity has been generated by plaintiffs’ lawyers who approach new homeowners, and in many cases homeowner associations with large numbers of homeowners in multi-residential complexes, about defects or other flaws in their homes. Claims for construction defects began with claims relating to exposures in California. Then, as plaintiffs’ lawyers organized suits in other states with high levels of multi-residential construction, construction defect claims were reported in nearby western states, such as Colorado and Nevada, and eventually throughout the country. The reporting of such claims can be quite delayed as the statute of limitations can be up to ten years. Court decisions have expanded insurers’ exposure to construction defect claims as well. For example, in 1995 California courts adopted a “continuous trigger” theory in which all companies that had ever insured a property that was alleged to have been damaged must respond to the claimant, even if evidence of the alleged damage did not appear until after the insurance period had expired. As a result, construction defect claims may be reported more than ten years after a project has been completed as litigation can proceed for several years before an insurance company is identified as a potential contributor. Claims have also emerged from parties claiming additional insured status on policies issued to other parties (e.g., such as contractors seeking coverage on a sub-contractor’s policy). Further, in reserving for these claims, there is additional uncertainty due to the potential for further unfavorable judicial rulings and regulatory actions. The primary actuarial methods that are used to estimate loss and LAE reserves for construction defect claims are frequency and severity methods. These methods separately project the frequency of future reported claims and the average cost, or severity, of individual claims. The reserve is the product of the projected number of reported claims and the severity.

A large number of construction defect claims have been identified relating to coverages that OneBeacon had written in the past through Commercial Union Corporation and General Accident Corporation of America and their subsidiaries in California, Colorado, Nevada, Washington and Oregon, which OneBeacon refers to as their legacy companies. OneBeacon’s management has sought to mitigate future construction defect risks in all states by no longer providing insurance to certain residential general contractors and sub-contractors involved in multi-habitational projects. Mitigating actions also included initiating the withdrawal from problematic sub-segments within OneBeacon’s construction book of business, such as street and road construction, water, sewer and pipeline construction. As a result of these actions, OneBeacon’s management believes that the number of reported construction defect claims relating to coverages written in the past peaked in 2004 and will continue to decline.

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

OneBeacon also incurred A&E losses via its participation in industry pools and associations. The most significant of these pools was Excess Casualty Reinsurance Association (“ECRA”), which provided excess liability reinsurance to U.S. insurers from 1950 until the early 1980s. ECRA incurred significant liabilities for A&E, of which OneBeacon bears approximately a 4.7% share, or $36 million and $40 million at December 31, 2009 and 2008, respectively, which is fully reflected in OneBeacon’s loss and LAE reserves.

More recently, since the 1990s, OneBeacon has experienced an increase in claims from commercial insureds, including many non-Fortune 500-sized accounts written during the 1970s and 1980s, who are named as defendants in asbestos lawsuits. As a number of large well-known manufacturers of asbestos and asbestos-containing products have gone into bankruptcy, plaintiffs have sought recoveries from peripheral defendants, such as installers, transporters or sellers of such products, or from owners of premises on which the plaintiffs’ exposure to asbestos allegedly occurred. At December 31, 2009, 482 policyholders had asbestos-related claims against OneBeacon. In 2009, 93 new insureds with such peripheral involvement presented asbestos claims under prior OneBeacon policies.

Historically, most asbestos claims have been asserted as product liability claims. Recently, insureds who have exhausted the available products liability limits of their insurance policies have sought from insurers such as OneBeacon payment for asbestos claims under the premises and operations coverage of their liability policies, which may not be subject to similar aggregate limits. OneBeacon expects this trend to continue. However, to date there have been fewer of these premises and operations coverage claims than product liability coverage claims. This may be due to a variety of factors, including that it may be more difficult for underlying plaintiffs to establish losses as stemming from premises and operations exposures, which requires proof of the defendant’s negligence, rather than products liability under which strict legal liability applies. Premises and operations claims may vary significantly and policyholders may seek large amounts, although such claims frequently settle for a fraction of the initial alleged amount. Accordingly, there is a great deal of variation in damages awarded for the actual injuries. As of December 31, 2009, there were approximately 240 active claims by insureds against OneBeacon without product liability coverage asserting operations or premises coverage, which may not be subject to aggregate limits under the policies.

OneBeacon has a reinsurance contract with National Indemnity Company (“NICO”, a subsidiary of Berkshire) under which OneBeacon is entitled to recover from NICO up to $2.5 billion in the future for asbestos claims arising from business written by OneBeacon in 1992 and prior, environmental claims arising from business written by OneBeacon in 1987 and prior, and certain other exposures, including mass torts. Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon’s third party reinsurers in existence at the time the NICO Cover was executed (“Third Party Recoverables”). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. Any amounts uncollectible from third party reinsurers due to dispute or the reinsurers’ financial inability to pay are covered by NICO under its agreement with OneBeacon. Third Party Recoverables are typically for the amount of loss in excess of a stated level each year. Of claim payments from 1999 through 2009, approximately 46% of asbestos and environmental losses have been recovered under the historical third party reinsurance.

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

As part of its previously described actuarial review process, OneBeacon reviews A&E activity each quarter and compares that activity to what was assumed in the most recently completed internal study. As of December 31, 2009, OneBeacon noted no change in the range of reasonable outcomes around its best estimate described above.

As noted above, OneBeacon has ceded estimated incurred losses of approximately $2.2 billion of the coverage provided by NICO at December 31, 2009. Since entering into the NICO Cover, approximately 4% of the $2.2 billion of utilized coverage relates to uncollected amounts from third party reinsurers through December 31, 2009. Net losses paid totaled approximately $1.2 billion as of December 31, 2009, with $118 million paid in 2009. Asbestos payments during 2009 reflect payments resulting from intensified efforts by claimants to resolve asbestos claims prior to the potential enactment of U.S. federal asbestos legislation. To the extent that OneBeacon’s estimate of ultimate A&E losses as well as the estimate and collectibility of Third Party Recoverables differs from actual experience, the remaining protection under the NICO Cover may be more or less than the approximate $320 million that OneBeacon estimates remained at December 31, 2009.

OneBeacon’s reserves for A&E losses, net of Third Party Recoverables but prior to NICO recoveries, were $0.9 billion at December 31, 2009. An industry benchmark of reserve adequacy is the “survival ratio”, computed as a company’s reserves divided by its historical average yearly loss payments. This ratio indicates approximately how many more years of payments the reserves can support, assuming future yearly payments are equal to historical levels. OneBeacon’s survival ratio was 11.6 years at December 31, 2009. This was computed as the ratio of A&E reserves, net of Third Party Recoverables prior to the NICO Cover of $0.9 billion plus the remaining unused portion of the NICO Cover of $320 million, to the average A&E loss payments over the three-year period ended December 31, 2009, net of Third Party Recoverables. OneBeacon’s survival ratio was 12.7 years at December 31, 2008. OneBeacon believes that as a result of the NICO Cover and its historical third party reinsurance programs, OneBeacon should not experience material financial loss from A&E exposures under current coverage interpretations and that its survival ratio compares favorably to industry survival ratios. However, the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid using recent annual average payments. Many factors, such as aggressive settlement procedures, mix of business and coverage provided, have a significant effect on the amount of A&E reserves and payments and the resultant survival ratio. Thus, caution should be exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.

OneBeacon’s reserves for A&E losses at December 31, 2009 represent management’s best estimate of its ultimate liability based on information currently available. Based on this estimate, OneBeacon believes the NICO Cover will be adequate to cover all of its A&E obligations. However, as case law expands, medical and clean-up costs increase and industry settlement practices change, OneBeacon may be subject to A&E losses beyond currently estimated amounts. Therefore, OneBeacon cannot guarantee that its A&E loss and LAE reserves, plus the remaining coverage under the NICO Cover, will be sufficient to cover additional liability arising from any such unfavorable developments. See Note 3—“Reserves for Unpaid Loss and LAE—Asbestos and environmental loss and LAE reserve activity” of the accompanying historical consolidated financial statements for more information regarding its A&E reserves.

OneBeacon A&E Claims Activity

OneBeacon’s A&E claim activity for the last two years is illustrated in the table below:

	Year Ended December 31,
A&E Claims Activity	2009	2008
Asbestos
Accounts with asbestos claims at the beginning of the year	474	491
Accounts reporting asbestos claims during the year	93	80
Accounts on which asbestos claims were closed during the year	(85)	(97)
Accounts with asbestos claims at the end of the year	482	474
Environmental
Accounts with environmental claims at the beginning of the year	378	382
Accounts reporting environmental claims during the year	131	109
Accounts on which environmental claims were closed during the year	(125)	(113)
Accounts with environmental claims at the end of the year	384	378
Total
Total accounts with A&E claims at the beginning of the year	852	873
Accounts reporting A&E claims during the year	224	189
Accounts on which A&E claims were closed during the year	(210)	(210)
Total accounts with A&E claims at the end of the year	866	852

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

Loss and LAE Reserves by Class of Business

White Mountains Re’s net loss and LAE reserves by class of business at December 31, 2009 and 2008 were as follows:

Net loss and LAE reserves by class of business	December 31, 2009			December 31, 2008
Millions	Case	IBNR	Total	Case	IBNR	Total
Casualty (excluding A&E)	$262.4	$656.0	$918.4	$353.8	$794.4	$1,148.2
Property other	180.4	94.6	275.0	164.2	109.4	273.6
A&E	48.0	116.5	164.5	46.9	111.7	158.6
Aviation and space	93.5	27.5	121.0	85.5	27.3	112.8
Property catastrophe excess	77.4	22.7	100.1	155.7	13.7	169.4
Accident & health	31.7	64.9	96.6	34.1	58.5	92.6
Agriculture	—	8.1	8.1	.1	17.9	18.0
Other	122.1	60.3	182.4	121.2	95.4	216.6
Total	$815.5	$1,050.6	$1,866.1	$961.5	$1,228.3	$2,189.8

As with insurance reserves, the process of estimating reinsurance reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain. Based on the above, such uncertainty may be larger relative to the reserves for a reinsurer compared to an insurance company, and may take a longer time to emerge.

In order to reduce the potential uncertainty of loss reserve estimation, White Mountains Re obtains information from numerous sources to assist in the process. White Mountains Re’s underwriting and pricing actuaries devote considerable effort to understanding and analyzing a ceding company’s operations and loss history during the underwriting of the business, using a combination of ceding company and industry statistics. Such statistics normally include historical premium and loss data by class of business, individual claim information for larger claims, distributions of insurance limits provided, loss reporting and payment patterns, and rate change history. This analysis is used to project expected loss ratios for each treaty during the upcoming contract period. These expected ultimate loss ratios are aggregated across all treaties and are input directly into the loss reserving process to generate the expected loss ratios that are used to estimate IBNR.

Upon notification of a loss from a ceding company, White Mountains Re establishes case reserves, including LAE reserves, based upon White Mountains Re’s share of the amount of reserves established by the ceding company and its independent evaluation of the loss. In cases where available information indicates that reserves established by the ceding company are inadequate, White Mountains Re establishes case reserves or IBNR in excess of its share of the reserves established by the ceding company. In addition, specific claim information reported by ceding companies or obtained through claim audits can alert management to emerging trends such as changing legal interpretations of coverage and liability, claims from unexpected sources or classes of business, and significant changes in the frequency or severity of individual claims. Such information is often used to supplement estimates of IBNR.

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

As mentioned above, there can be a considerable time lag from the time a claim is reported to a ceding company to the time it is reported to the reinsurer. The lag can be several years in some cases. This lag can be due to a number of reasons, including the time it takes to investigate a claim, delays associated with the litigation process, the deterioration in a claimant’s physical condition many years after an accident occurs, etc. In its loss reserving process, White Mountains Re assumes that such lags are predictable, on average, over time and therefore the lags are contemplated in the loss reporting patterns used in its actuarial projection methods. This means that, as a reinsurer, White Mountains Re must rely on such actuarial estimates for a longer period of time after reserves are first estimated than does a primary insurance company.

Backlogs in the recording of assumed reinsurance can also complicate the accuracy of loss reserve estimation. As of December 31, 2009, there were no significant backlogs related to the processing of assumed reinsurance information at White Mountains Re.

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

In 2009, White Mountains Re recorded $30 million of net favorable loss reserve development due mainly to a $20 million cession under a retrocessional contract related to the 2001 accident year (discussed further below) and favorable commutation activity on certain old casualty treaties, partially offset by $18 million of additional losses related to A&E exposures.  These retroceded losses were substantially offset in the combined ratio and pre-tax income by $10 million of retroceded premiums as well as $7 million of interest charges on funds held under the contract.

In 2008, White Mountains Re recorded $80 million of adverse loss reserve development, which consisted of $181 million of strengthening of certain of its U.S. casualty reserves and $11 million related to A&E exposures. This adverse development was largely offset by favorable loss reserve development of $85 million, primarily on property lines from prior accident years.

In the second quarter of 2008, management commenced a comprehensive loss Reserve Review, primarily as a result of $41 million of adverse loss reserve development recorded in the first quarter of 2008 related principally to WMRe America’s construction defect exposed accounts from underwriting years 2001 and prior. The Reserve Review was conducted by management, including internal underwriting, claims and actuarial personnel, with assistance from external consultants. The Reserve Review included all of WMRe America’s non-A&E casualty loss reserves as well as certain lines of business at WMRe Sirius. The Reserve Review resulted in $140 million of additional adverse loss reserve development at WMRe America, partially offset by $85 million of favorable loss reserve development at WMRe Sirius during the second quarter of 2008. The adverse loss reserve development at WMRe America was predominantly attributable to its casualty reinsurance book written in the 1996-2002 underwriting years, whereas the favorable loss reserve development at WMRe Sirius was mainly attributable to its property reinsurance book.

The actuarial methods described above are used to calculate a point estimate of loss and LAE reserves for each company within White Mountains Re. These point estimates are then aggregated to produce an actuarial point estimate for the entire segment. Once a point estimate is established, White Mountains Re’s actuaries estimate loss reserve ranges to measure the sensitivity of the actuarial assumptions used to set the point estimates. These ranges are calculated from historical variations in loss ratios, payment and reporting patterns by class and type of business.

The actuarial analysis is a primary consideration for management in determining its best estimate of loss and LAE reserves. In making its best estimate, management also considers other qualitative factors that may lead to a difference between its best estimate of loss and LAE reserves and the actuarial point estimate. Typically, these factors exist when management and the company’s actuaries conclude that there is insufficient historical incurred and paid loss information or that trends included in the historical incurred and paid loss information are unlikely to repeat in the future. These factors may include, among others, changes in the techniques used to assess underwriting risk, more accurate and detailed levels of data submitted with reinsurance applications, the uncertainty of the current reinsurance pricing environment, the level of inflation in loss costs, changes in ceding company reserving practices, and legal and regulatory developments. At December 31, 2009 and 2008, total carried reserves were 1.4% and 0.4% above the actuarial point estimate, respectively.

The following table illustrates White Mountains Re’s recorded net loss and LAE reserves and high and low estimates for those classes of business for which a range is calculated, at December 31, 2009.

Net loss and LAE reserves by class of business	December 31, 2009
Millions	Low	Recorded	High
Casualty (excluding A&E)	$843.7	$918.4	$979.5
Property other	247.6	275.0	293.5
A&E	148.4	164.5	204.4
Aviation and space	109.5	121.0	130.3
Property catastrophe excess	84.7	100.1	102.0
Accident & health	85.2	96.6	107.6
Agriculture	5.4	8.1	11.9
Other	159.7	182.4	186.8
Total	$1,684.2	$1,866.1	$2,016.0

The probability that ultimate losses will fall outside of the range of estimates by class of business is higher for each class of business individually than it is for the sum of the estimates for all classes taken together due to the effects of diversification. Management believes that it is reasonably likely that actual ultimate losses will fall within the total range noted above because the ranges were developed by using generally accepted actuarial methods supplemented with input of underwriting and claims staff. However, due to the inherent uncertainty in predicting the future, ultimate losses may deviate, perhaps materially, from the recorded reserve amounts and could be above or below the range of actuarial projections.

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

Net incurred loss and LAE activity	Year Ended December 31,
Millions	2009	2008
Asbestos	$18.4	$10.7
Environmental	(.7)	.7
Total	$17.7	$11.4

In 2007, White Mountains Re completed a detailed, ground-up asbestos exposure study. This study was an update to an analysis first performed in 2005. The study analyzed potential exposure to loss of all insureds that had reported at least $250,000 in losses to WMRe America through reinsurance contracts as of June 30, 2007. This analysis entailed examining total expected asbestos losses and LAE from a variety of information sources, including asbestos studies, data reported to WMRe America and a review of historical public filings. The results of this analysis were compared to WMRe America’s reinsurance contract layers to derive an estimated expected loss. White Mountains Re also analyzed a significant sample of all other insureds that had reported losses of less than $250,000 and extrapolated the sample findings to the entire population.

In the study, White Mountains Re sought to include adequate provision for future reported claims, premises/operations coverage (in addition to products liability coverage), and future adverse court decisions. To estimate this provision, White Mountains Re measured the changes in individual insured estimates from the 2005 study to the 2007 study to estimate future reported losses. The combined effect of all these estimates resulted in an increase of $52 million in IBNR for asbestos losses and LAE in 2007.

In 2007, White Mountains Re also reviewed WMRe America’s exposure to environmental losses using industry benchmarks known as “survival ratios”. The survival ratio, computed as a company’s reserves divided by the average of its last three years’ net loss payments, indicates approximately how many more years of payments the current reserves can support, assuming future yearly payments are consistent with the average three-year historical levels. This analysis led to an increase of $11 million in IBNR for environmental losses and LAE in 2007.

In 2009 and 2008, White Mountains Re recorded $18 million and $11 million of asbestos related IBNR losses and LAE.  These increases were the result of management’s monitoring of a variety of metrics including:  actual paid and reported claims activity; net survival ratios; peer comparisons; and industry benchmarks.  In 2009 and 2008, White Mountains Re recorded $(1) million and $1 million of environmental losses.

White Mountains Re’s net reserves for A&E losses were $165 million and $159 million at December 31, 2009 and 2008, respectively. White Mountains Re’s A&E three-year survival ratio was approximately 12 years at December 31, 2009 and 13 years at December 31, 2008.

The following tables show gross and net loss and LAE payments for A&E exposures for the years ending December 31, 2001 through December 31, 2009:

Millions	Asbestos paid loss and LAE		Environmental paid loss and LAE
Year ended December 31,	Gross	Net	Gross	Net
2001	$10.5	$6.7	$1.8	$1.6
2002	5.9	4.5	3.2	2.9
2003	10.7	7.4	1.7	1.1
2004	19.3	14.3	1.5	1.4
2005	11.7	12.2	4.8	4.0
2006	9.8	7.9	.6	.5
2007	12.3	10.7	2.0	1.7
2008	19.7	14.3	2.2	1.6
2009	11.4	10.3	1.5	1.5

White Mountains Re A&E Claims Activity

Generally, White Mountains Re sets up claim files for each reported claim by each cedent for each individual insured. In many instances, a single claim notification from a cedent could involve several years and layers of coverage resulting in a file being set up for each involvement. Precautionary claim notices are submitted by the ceding companies in order to preserve their right to pursue coverage under the reinsurance contract. Such notices do not contain an incurred loss amount. Accordingly, an open claim file is not established. As of December 31, 2009, White Mountains Re had approximately 1,158 open claim files for asbestos and 252 open claim files for environmental exposures.

White Mountains Re’s A&E claim activity for the last two years is illustrated in the table below.

	Year ended December 31,
A&E Claims Activity	2009	2008
Asbestos
Total asbestos claims at the beginning of the year	1,213	1,198
Asbestos claims reported during the year	199	211
Asbestos claims closed during the year	(254)	(196)
Total asbestos claims at the end of the year	1,158	1,213
Environmental
Total environmental claims at the beginning of the year	281	290
Environmental claims reported during the year	52	83
Environmental claims closed during the year	(81)	(92)
Total environmental claims at the end of the year	252	281
Total
Total A&E claims at the beginning of the year	1,494	1,488
A&E claims reported during the year	251	294
A&E claims closed during the year	(335)	(288)
Total A&E claims at the end of the year	1,410	1,494

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

After reviewing the indications from a variety of commonly accepted actuarial methods, Esurance actuaries select an indicated reserve level for each accident period, which are the primary consideration in determining management’s best estimate of required reserves.  However, in making its best estimate, management also considers other qualitative factors that may lead to a difference between held reserves and actuarially recommended levels.  Such factors may include, among others, improvements in the claims department, regulatory developments, level of inflation in loss costs, and legislative or legal changes.  At both December 31, 2009 and 2008, total carried reserves were 3% above the actuarial point estimate.

Loss and LAE Reserves by Class of Business

Esurance’s net loss and LAE reserves by class of business at December 31, 2009 and 2008 were as follows:

Net loss and LAE reserves by class of business	December 31, 2009			December 31, 2008
Millions	Case	IBNR	Total	Case	IBNR	Total
Personal auto liability	$205.8	$186.6	$392.4	$181.4	$178.8	$360.2
Personal auto physical damage	17.3	(6.3)	11.0	20.5	(11.5)	9.0
Total	$223.1	$180.3	$403.4	$201.9	$167.3	$369.2

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

The following table illustrates Esurance’s recorded net loss and LAE reserves and high and low estimates at December 31, 2009.

Net loss and LAE reserves by class of business	December 31, 2009
Millions	Low	Recorded	High
Personal auto liability	$347	$392.4	$413
Personal auto physical damage	10	11.0	12
Total	$357	$403.4	$425

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

2. Fair Value Measurements

General

On January 1, 2008, White Mountains adopted FAS 157 (included in ASC 820-10), Fair Value Measurements. FAS 157 provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price) at a particular measurement date. The Statement establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”).

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

Invested Assets

White Mountains’ invested assets measured at fair value include fixed maturity securities, common and preferred equity securities, convertible fixed maturity securities and interests in limited partnerships and limited liability corporations. White Mountains’ limited partnership and limited liability corporation investments comprise hedge funds and private equity funds.

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

As of December 31, 2009, approximately 94% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturities, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturities including corporate debt, state and other governmental debt, convertible fixed maturity securities and mortgage and  asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include White Mountains’ investments in hedge funds and private equity funds, as well as investments in debt securities, including certain asset-backed securities, where quoted market prices are unavailable. White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by the outside pricing service to determine fair value. The outside pricing services used by White Mountains have indicated that they will only provide prices where observable inputs are available. White Mountains’ process to validate the market prices obtained from the outside pricing sources includes, but is not limited to, periodic evaluation of model pricing methodologies and monthly analytical reviews of certain prices. White Mountains also periodically performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price.

White Mountains’ investments in debt securities, including asset-backed securities, are generally valued using matrix and other pricing models. Key inputs include benchmark yields, benchmark securities, reported trades, issuer spreads, bids, offers, credit ratings and prepayment speeds.

The following table summarizes White Mountains’ fair value measurements and the percentage of Level 3 investments at December 31, 2009:

	December 31, 2009
Millions	Fair value	Level 3 Inputs	Level 3 Inputs as a % of total fair value
US Government obligations	$799.1	$.9	.1%
Debt securities issued by industrial corporations	2,425.1	5.9	.2
Municipal obligations	4.9	—	—
Mortgage-backed and asset-backed securities	2,076.9	42.3	2.0
Foreign government, agency and provincial obligations	721.0	—	—
Preferred stocks	74.2	70.0	94.3
Fixed maturities	6,101.2	119.1	2.0
Common equity securities	458.5	126.2	27.5
Convertible fixed maturity investments	233.1	—	—
Short-term investments	2,098.4	—	—
Other long-term investments (1)	325.6	325.6	100.0
Total investments	$9,216.8	$570.9	6.2%

(1)   Excludes carrying value of $15.7 associated with other long-term investments accounted for using the equity method.

White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturities at December 31, 2009 comprise securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.

The following table summarizes the changes in White Mountains’ Level 3 fair value measurements year ended December 31, 2009:

Millions	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other long- term investments	Total
Balance at January 1, 2009	$156.4	$113.3	$—	$401.2	$670.9
Total realized and unrealized gains	32.4	13.8	.2	4.7	51.1
Purchases	48.6	.2	4.8	56.0	109.6
Sales	(58.7)	(.9)	(1.5)	(136.3)	(197.4)
Transfers in	134.7	—	—	—	134.7
Transfers out	(194.3)	(.2)	(3.5)	—	(198.0)
Balance at December 31, 2009	$119.1	$126.2	$—	$325.6	$570.9

Level 3 measurements — transfers in and out

“Transfers in” for the year ended December 31, 2009 comprise securities for which observable inputs became unavailable as well as securities for which quoted market prices were deemed to be unreliable. Observable inputs in the form of quoted market prices for similar securities became unavailable for one security with a fair value of $2 million. Quoted market prices for this security had been used at December 31, 2008 to estimate fair value, and as such, this security was categorized as a Level 2 measurement at December 31, 2008. In addition, the estimated fair value for 14 securities of $133 million for which the quoted price provided by a third party source was deemed unreliable and could not be validated against an alternative source is reflected in “Transfers in”. The fair value of these securities was estimated using industry standard pricing models, in which management selected inputs using its best judgment.  These inputs principally included benchmark yields, benchmark securities, reported trades, issuer spreads, bids, offers, credit ratings and prepayment speeds. The pricing models used by White Mountains use the same valuation methodology for all Level 3 measurements for fixed maturities. These securities are considered to be Level 3 because the measurements are not directly observable. At December 31, 2009 the estimated fair value for these securities determined using the industry standard pricing models was $2 million more than the estimated fair value based upon quoted prices provided by a third party. “Transfers out” of $198 million comprise 45 securities which had been classified as Level 3 measurements and were recategorized as Level 2 measurements when quoted market prices for similar securities that were considered reliable and could be validated against an alternative source became available during the year ended December 31, 2009.

The following table summarizes the amount of total gains (losses) included in earnings attributable to unrealized investment gains (losses) for Level 3 investments for years ended December 31, 2009 and 2008:

	Year Ended December 31,
Millions	2009	2008
Fixed maturities	$47.3	$(60.8)
Common equity securities	14.7	(16.7)
Convertible fixed maturities	.1	—
Other long-term investments	65.0	(161.4)
Total unrealized investment gains (losses) - Level 3 investments	$127.1	$(238.9)

Symetra Warrants

White Mountains holds warrants to acquire common shares of Symetra. The warrants are recorded at fair value.      White Mountains uses a Black-Scholes valuation model to determine the fair value of the Symetra warrants. The major assumptions used in valuing the Symetra warrants at December 31, 2009 were a risk-free rate of 2.5%, volatility of 25%, an expected life of 4.6 years and a share price of $13.00 per share. White Mountains has classified its investment in Symetra warrants as a Level 3 measurement since significant unobservable inputs are used in its fair value estimate.

Other Long-Term Investments

Other long-term investments accounted for at fair value at December 31, 2009 are comprised of $201 million in hedge funds and $110 million in private equity funds.  At December 31, 2009, all of White Mountains’ investments in hedge funds and private equity funds that were included in other long-term investments were in the form of limited partnership and limited liability corporation interests. At December 31, 2009, White Mountains held limited partnership and limited liability corporation investments in 23 hedge funds and 28 private equity funds.  The largest investment in a single fund was $53 million at December 31, 2009.

The fair value of White Mountains’ investments in hedge funds and private equity funds are based upon White Mountains’ proportionate interest in the underlying fund’s net asset value, which is deemed to approximate fair value. The fair value of White Mountains’ investments in hedge funds and private equity funds has been estimated using net asset value because it reflects the fair value of the funds’ underlying investments.  White Mountains employs a number of procedures to assess the reasonableness of the fair value measurements for its other long-term investments including obtaining and reviewing each fund’s audited financial statements and discussing each fund’s pricing with the fund’s manager.  However, since the fund managers do not provide sufficient information to independently evaluate the pricing inputs and methods for each underlying investment, the inputs are considered to be unobservable.  Accordingly, the fair values of White Mountains’ investments in hedge funds and private equity funds have been classified as Level 3.

In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using current market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund’s net asset value.  In circumstances where White Mountains’ portion of a fund’s net asset value is deemed to differ from fair value due to illiquidity or other factors associated with White Mountains’ investment in the fund, the net asset value is adjusted accordingly.  At December 31, 2009, White Mountains did not record an adjustment to the net asset value related to its investments in hedge funds or private equity funds.

Sensitivity analysis of likely returns on hedge fund and private equity fund investments

White Mountains’ investment portfolio includes investments in hedge funds and private equity funds. At December 31, 2009, the value of investments in hedge funds and in private equity funds was $201 million and $110 million, respectively.  The hedge funds’ and private equity funds’ underlying investments are typically publicly traded and private common equity investments, and, as such, are subject to market risks that are similar to those in White Mountains’ common equity portfolio.

The following illustrates the estimated effect on December 31, 2009 fair value resulting from a 10% change and a 30% change in market value:

	December 31, 2009
	Change in fair value		Change in fair value
Millions	10% decline	10% increase	30% decline	30% increase
Hedge funds	$(20.1)	$20.1	$(60.3)	$60.3
Private equity funds	(11.0)	11.0	(33.0)	33.0

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
HFRX Equal Weighted Strategies Index	11.4%	-21.9%	4.0%	8.8%	1.3%
S&P 500 Index	26.5%	-37.0%	5.5%	15.8%	4.9%

Valuation of Variable Annuity Reinsurance Liabilities

White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. White Mountains carries the benefit guarantees at fair value. The fair value of the guarantees is estimated using actuarial and capital market assumptions related to the projected cash flows over the term of the reinsurance agreement. The valuation uses assumptions about surrenders/lapse rates, market volatilities and other factors, and includes a risk margin which represents the additional compensation a market participant would require to assume the risks related to the business. The selection of surrender/lapse rates, market volatility assumptions, risk margins and other factors require the use of significant management judgment. Assumptions regarding policyholder behavior, including surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimate. The cost of reinsuring these benefit guarantees may be greater than expected. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value of the liabilities associated with these guarantees that could materially affect results of operations. All of White Mountains’ variable annuity reinsurance liabilities ($380.7 million) were classified as Level 3 measurements at December 31, 2009.

WM Life Re uses derivative instruments, including put options, total return swaps on bond indices, interest rate swaps, and futures contracts on major equity indices, currencies and government bonds, to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. The types of inputs used to estimate the fair value of these derivative instruments, with the exception of actuarial assumptions regarding policyholder behavior and risk margins, are generally the same as those used to estimate the fair value of the variable annuity liabilities.

The following table summarizes the estimated financial impact on WM Life Re’s derivatives and benefit guarantee liabilities of instantaneous changes in individual market variables as of December 31, 2009. The table below assumes that all other market variables are constant and does not reflect the inter-dependencies between individual variables.

	Equity Market Returns		Foreign Currency Exchange (1)		Interest Rates		Market Volatility(2)
Millions	+20%	-20%	+15%	-15%	+100bps	-100bps	Decrease	Increase
Liabilities	$(94)	$104	$(157)	$200	$(50)	$24	$(25)	$37
Hedge Assets	(97)	106	(169)	181	(52)	25	(27)	30
Net	$(3)	$2	$(12)	$(19)	$(2)	$1	$(2)	$(7)

(1)	The value of foreign currencies in Japanese Yen terms.
(2)

White Mountains’ sensitivities for market implied volatilities vary by term. For equity implied volatilities, White Mountains changes implied volatilities by 15%, 13%, 11%, 9%, 7%, 7% and 7% for each of the terms to maturity for years one through six, respectively. For foreign currency implied volatilities, White Mountains changes implied volatilities by 6%, 5.5%, 5%, 4.5%, 4%, 4% and 4% for each of the terms to maturity for years one through seven, respectively.

To test the impact of multiple variables moving simultaneously, WM Life Re performs capital market “shock” testing. Prior to 2009, in performing this testing WM Life Re had not incorporated basis risk and other hedge underperformance relative to expectations in its models; it had assumed that its hedges would behave as modeled.  However, the financial market turmoil of late 2008 and early 2009 demonstrated that, in periods of severe financial market disruption, various aspects of WM Life Re’s hedging program may underperform or over-perform.  As a result, WM Life Re now also estimates the efficacy of its hedging program in its “shock” testing.  Estimated hedge effectiveness is based on actual results during the recent stressed market environment encompassing the fourth quarter of 2008 (incorporated into both 2008 and 2009 effectiveness assumptions) and the first quarter of 2009 (also incorporated into 2009 effectiveness assumptions).  Hedge effectiveness assumptions also incorporate any subsequent changes to the hedging program that were not in place during this stress period.  Although this period captures a historically volatile period that included large market movements over short time periods, hedges may be less effective than the current assumptions to the extent future market movements of the magnitude of these “shocks” occur more quickly than during this recent stress period.   As of December 31, 2009, WM Life Re estimated the financial impact of simultaneous market events using overall expected hedge effectiveness percentages of 88% in a down market and 107% in an up market.  For comparative purposes, the estimated financial impact of simultaneous market events on WM Life Re’s hedging program as of December 31, 2008 has been shown using our current estimate of hedge effectiveness at that time.

The table below summarizes as of December 31, 2009 and 2008 the estimated financial impact of simultaneous market events.  Unlike the individual sensitivity analyses illustrated above, the analysis in the table below reflects the inter-dependencies between individual variables.

	As of December 31, 2009		As of December 31, 2008
Change in Millions	Down Market	Up Market	Down Market	Up Market
Liabilities	$380	$(295)	$411	$(301)
Hedge Assets (1)	335	(316)	329	(331)
Net	$(45)	$(21)	$(82)	$(30)

(1)	Assumed hedge effectiveness in down and up markets of 88% and 107%, respectively, as of December 31, 2009 and 80% and 110%, respectively, as of December 31, 2008.

The “down market” scenario assumes equity indices decrease 20%, foreign currencies depreciate by 15% against the Japanese Yen, interest rates decrease by 100bps, and implied market volatility increases as described in footnote 2 to the table above.  The “up market” scenario assumes opposite movements in the same variables.

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

At current account values, WM Life Re’s surrender assumptions vary from 0.7% currently to 6% when surrender charges drop off, and down to 0.3% near maturity; the average is approximately 2.1% per annum.  The potential increase in the fair value of the liability due to a change in current actuarial assumptions is as follows:

Millions	Increase in fair value of liability
Decrease 50%	$30
Decrease 100% (to zero surrenders)	$61

The following table summarizes the changes in White Mountains’ variable annuity reinsurance liabilities and derivative contracts for the year ended December 31, 2009:

	Variable Annuity (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total
Balance at January 1, 2009	$(467.1)	$198.3	$5.0	$(24.9)	$178.4
Purchases	—	56.5	—	—	56.5
Realized and unrealized gains (losses)	86.4	(46.3)	25.2	(137.3)	(158.4)
Transfers in (out)	—	—	—	—	—
Sales/settlements	—	—	(6.4)	124.2	117.8
Balance at December 31, 2009	$(380.7)	$208.5	$23.8	$(38.0)	$194.3

(1)	Comprises over-the-counter instruments.
(2)

Comprises interest rate swaps and total return swaps. Fair value measurement based upon bid/ask pricing quotes for similar instruments that are actively traded, where available. Swaps for which an active market does not exist have been priced using observable inputs including the swap curve and the underlying bond index.

(3)	Comprises exchange traded equity index, foreign currency and interest rate futures. Fair value measurements based upon quoted prices for identical instruments that are actively traded.

3. White Mountains Re Reinsurance Estimates

There is a time lag from the point when premium and related commission and expense activity is recorded by a ceding company to the point when such information is reported by the ceding company to White Mountains Re. This time lag can vary from one to several contractual reporting periods (i.e. quarterly/monthly). This lag is common in the reinsurance business, but slightly longer when a reinsurance intermediary is involved.

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

The following table summarizes White Mountains Re’s premium estimates and related commissions and expenses:

	December 31, 2009
Millions	Property Catastrophe Excess	Property Other	Casualty	Accident & Health	Agriculture	Aviation & Space	Other	Total
Gross premium estimates	$46.9	$69.7	$16.0	$64.6	$10.4	$60.3	$35.1	$303.0
Net premium estimates	$41.7	$51.6	$14.0	$52.4	$10.4	$50.0	$20.3	$240.4
Net commission and expense estimates	3.7	19.1	7.3	19.6	.6	9.7	6.4	66.4
Net amount included in reinsurance balances receivable	$38.0	$32.5	$6.7	$32.8	$9.8	$40.3	$13.9	$174.0

	December 31, 2008
Millions	Property Catastrophe Excess	Property Other	Casualty	Accident & Health	Agriculture	Aviation & Space	Other	Total
Gross premium estimates	$35.1	$67.4	$33.5	$64.0	$22.4	$50.4	$36.4	$309.2
Net premium estimates	$32.2	$.8	$28.6	$52.0	$22.4	$45.2	$33.3	$214.5
Net commission and expense estimates	4.0	20.4	10.0	21.9	2.6	10.1	10.2	79.2
Net amount included in reinsurance balances receivable	$28.2	$(19.6)	$18.6	$30.1	$19.8	$35.1	$23.1	$135.3

The net amounts recorded in reinsurance balances receivable may not yet be due from the ceding company at the time of the estimate since actual reporting from the ceding company has not yet occurred. Therefore, based on the process described above, White Mountains Re believes all of its estimated balances are collectible, and as such no allowance has been recorded.

4. Reinsurance Transactions

White Mountains’ insurance and reinsurance subsidiaries purchase reinsurance from time to time to protect their businesses from losses due to exposure aggregation, to manage their operating leverage ratios and to limit ultimate losses arising from catastrophic events. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. Amounts related to reinsurance contracts are recorded in accordance with FAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” (“FAS 113”) (included in ASC 944).

In connection with White Mountains’ acquisition of OneBeacon in 2001, Aviva caused OneBeacon to purchase reinsurance contracts with two reinsurance companies rated “AA+” (“Very Strong”, the second highest of twenty-one financial strength ratings) by Standard & Poor’s and “A++” (“Superior”, the highest of fifteen financial strength ratings) by A.M. Best. One is a reinsurance cover with NICO which entitles OneBeacon to recover up to $2.5 billion in ultimate loss and LAE incurred related primarily to claims arising from business written by its predecessor prior to 1992 for asbestos claims and 1987 for environmental claims, respectively. As of December 31, 2009, OneBeacon has ceded estimated incurred losses of approximately $2.2 billion to NICO under the NICO Cover. The other contract is a reinsurance cover with GRC for up to $570 million of additional losses on all claims arising from accident years 2000 and prior. As of December 31, 2009, OneBeacon has ceded estimated incurred losses of $550 million to GRC under the GRC Cover. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the acquisition of OneBeacon, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for as a seller guarantee under GAAP in accordance with Emerging Issues Task Force Topic No. D 54. NICO and GRC are wholly-owned subsidiaries of Berkshire.

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

Interest Rate Risk

Fixed Maturity Portfolio.  In connection with the Company’s consolidated insurance and reinsurance subsidiaries, White Mountains invests in interest rate sensitive securities, primarily debt securities. White Mountains’ strategy is to purchase fixed maturity investments that are attractively priced in relation to perceived credit risks. For the year ended December 31, 2007, White Mountains’ fixed maturity investments were held as available for sale in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”) (included in ASC 320-10), whereby these investments were carried at fair value on the balance sheet with net unrealized gains or losses reported net of tax in a separate component of common shareholders’ equity.  Effective January 1, 2008 White Mountains elected FAS 159 with unrealized gains or losses now reported pre-tax in revenues. White Mountains generally manages its interest rate risk associated with its portfolio of fixed maturity investments by monitoring the average duration of the portfolio, which allows White Mountains to achieve an adequate yield without subjecting the portfolio to an unreasonable level of interest rate risk. White Mountains’ fixed maturity portfolio is comprised primarily of investment grade corporate securities (e.g., those receiving an investment grade rating from Standard & Poor’s or Moody’s), U.S. government and agency securities, municipal obligations and mortgage-backed securities.

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

($ in millions)	Fair Value at December 31, 2009	Assumed Change in Relevant Interest Rate	Estimated Fair Value After Change in Interest Rate	After-Tax Increase (Decrease) in Carrying Value
Fixed maturity and convertible fixed maturity investments	$6,334.3	100 bp decrease	$6,487.8	$102.9
		50 bp decrease	6,412.4	52.4
		50 bp increase	6,248.2	(57.7)
		100 bp increase	6,163.7	(114.8)

Pension fixed maturity investments	$44.7	100 bp decrease	$45.8	$.7
		50 bp decrease	45.3	.4
		50 bp increase	44.2	(.3)
		100 bp increase	43.7	(.7)

Long-term obligations.  As of December 31, 2009, White Mountains’ interest and dividend bearing long-term obligations consisted primarily of the OBH Senior Notes, WMRe Senior Notes and the WMRe Preference Shares, which have fixed interest and dividend rates. As a result, White Mountains’ exposure to interest rate risk resulting from variable interest rate obligations was limited to the WTM Bank Facility and WTM Barclays Facility as of December 31, 2009.

The following table summarizes the fair value and carrying value of White Mountains’ financial instruments as of December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
OBH Senior Notes	$605.8	$606.5	$483.3	$675.1
WMRe Senior Notes	377.7	399.1	254.0	399.0
WMRe Preference Shares(1)	212.5	250.0	117.5	250.0

(1)	WMRe Preference Shares are recorded as noncontrolling interest.

The fair values of these obligations were estimated by discounting future cash flows using current market rates for similar obligations or using quoted market prices.

Credit Spread Risk

Fixed Maturity Portfolio.  White Mountains’ overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to credit risks. Widening and tightening of credit spreads generally translate into decreases and increases in fair values of fixed maturity investments, respectively.  The table below summarizes the estimated effects of hypothetical widening and tightening of credit spreads on White Mountains’ fixed maturity and convertible fixed maturity portfolio.

	December 31, 2009
Millions	Fair Value	Tighten 50	Tighten 25	Widen 25	Widen 50
U.S Government and agency obligations	$799.1	$.2	$.1	$(.3)	$(.5)
Foreign government, agency and provincial obligations	721.0	.1	.1	(.2)	(.5)

		Tighten 100	Tighten 50	Widen 50	Widen 100
Agency mortgage-backed	1,333.7	19.1	11.9	(15.6)	(30.7)
Asset-backed	218.5	.2	.1	(.7)	(1.4)

		Tighten 200	Tighten 100	Widen 100	Widen 200
Debt securities issued by industrial corporations	2,425.1	107.8	66.0	(83.2)	(161.6)
Municipal obligations	4.9	.1	—	(.1)	(.2)
Convertible fixed maturities	233.1	1.2	.7	(4.8)	(9.5)

		Tighten 400	Tighten 200	Widen 200	Widen 400
Non-agency commercial mortgage-backed	376.5	14.7	8.9	(12.5)	(24.3)

		Tighten 600	Tighten 300	Widen 300	Widen 600
Preferred stocks	74.2	7.2	6.7	(11.0)	(23.4)
Non-agency residential mortgage-backed	148.2	22.2	11.7	(9.7)	(17.8)

Equity Price Risk

The carrying values of White Mountains’ common equity securities and its other long-term investments are based on quoted market prices or management’s estimates of fair value (which are based, in part, on quoted market prices) as of the balance sheet date. Market prices of common equity securities, in general, are subject to fluctuations which could cause the amount to be realized upon sale or exercise of the instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, general market conditions and supply and demand imbalances for a particular security. Assuming a hypothetical 10% increase or decrease in the equity market, the carrying value of White Mountains’ common equity securities would have increased or decreased by approximately $46 million.

Foreign Currency Exchange Risk

White Mountains’ foreign assets and liabilities are valued using period-end exchange rates and its foreign revenues and expenses are valued using average exchange rates. Foreign currency exchange rate risk is the risk that White Mountains will incur losses on a U.S. dollar basis due to adverse changes in foreign currency exchange rates.

At December 31, 2009, OneBeacon held approximately $66.4 million in bonds denominated in foreign currencies, mostly denominated in British Pounds and Australian dollars. Assuming a hypothetical 10% increase or decrease in the rate of exchange from the British Pound and Australian dollar to the U.S. dollar as of December 31, 2009, the carrying value of OneBeacon’s foreign currency-denominated bond portfolio would have respectively decreased or increased by approximately $6.6 million.

The functional currency of WMRe Sirius is the Swedish Krona. Assuming a hypothetical 10% increase or decrease in the rate of exchange from the Swedish Krona to the U.S. dollar as of December 31, 2009, the carrying value of White Mountains’ net assets denominated in Swedish Krona would have respectively decreased or increased by approximately $72 million.

Variable Annuity Guarantee Risk

White Mountains entered into an agreement to reinsure death and living benefit guarantees associated with certain variable annuities issued in Japan. The reinsurance agreement assumes risk related to a shortfall between the account value and the guaranteed value that must be paid by the ceding company to an annuitant or to an annuitant’s beneficiary in accordance with the underlying annuity contracts. Generally, the liabilities associated with these guarantees increase with declines in the equity markets, interest rates and currencies against the Japanese Yen, as well as with increases in market volatilities. The liability is also affected by annuitant-related actuarial assumptions, including surrender and mortality rates. At December 31, 2009, the total liability for the reinsured variable annuity guarantees was $381 million.

White Mountains purchases derivative instruments, including futures and over-the counter option contracts on interest rates, major bond and equity indices, and foreign currencies, to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. At December 31, 2009, the fair value of these derivative instruments was $194 million. In addition, WM Life Re held approximately $234 million of cash and fixed maturity investments at December 31, 2009.

White Mountains measures its net exposure to changes in relevant interest rates, foreign exchange rates and equity markets on a daily basis and adjusts its economic hedge positions within risk guidelines established by senior management. White Mountains also monitors the effects of annuitant-related experience against actuarial assumptions (including surrender and mortality rates) on a weekly basis and adjusts relevant assumptions and economic hedge positions if required. While White Mountains actively manages its economic hedge positions, several factors, including policyholder behavior and mismatches between underlying variable annuity funds and the hedge indices, may result in the failure of economic hedges to perform as intended. See discussion of fair value measurement of reinsured variable annuity liabilities and derivative instruments and sensitivity analyses of significant inputs in Item 7 — “CRITICAL ACCOUNTING ESTIMATES”.

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

Item 9.                                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                          Controls and Procedures

The Principal Executive Officer (“PEO”) and the Principal Financial Officer (“PFO”) of White Mountains have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2009. Based on that evaluation, the PEO and PFO have concluded that White Mountains’ disclosure controls and procedures are adequate and effective.

The PEO and the PFO of White Mountains have evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009. Based on that evaluation, the PEO and PFO have concluded that White Mountains’ internal control over financial reporting is effective. Management’s annual report on internal control over financial reporting is included on page F-72 of this report. The attestation report on the effectiveness of our internal control over financial reporting by PricewaterhouseCoopers LLP is included on page F-73 of this report.

There has been no change in White Mountains’ internal controls over financial reporting that occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect White Mountains’ internal control over financial reporting.

Item 9B.                          Other Information

None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

Reported under the captions “The Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance—Committees of the Board—Audit Committee” in the Company’s 2010 Proxy Statement, herein incorporated by reference, and under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

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

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors. The procedures for shareholders to nominate directors are reported under the caption “Corporate Governance—Committees of the Board—Nominating and Governance Committee” in the Company’s 2010 Proxy Statement, herein incorporated by reference.

Item 11.         Executive Compensation

Reported under the captions “Executive Compensation” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in the Company’s 2010 Proxy Statement, herein incorporated by reference.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reported under the captions “Voting Securities and Principal Holders Thereof” and “Equity Compensation Plan Information” in the Company’s 2010 Proxy Statement, herein incorporated by reference.

Item 13.         Certain Relationships, Related Transactions and Director Independence

Reported under the caption “Transactions with Related Persons, Promoters and Certain Control Persons” and “Corporate Governance—Director Independence” in the Company’s 2010 Proxy Statement, herein incorporated by reference.

Item 14.         Principal Accountant Fees and Services

Reported under the caption “Principal Accountant Fees and Services” in the Company’s 2010 Proxy Statement, herein incorporated by reference.

PART IV

Item 15.         Exhibits and Financial Statement Schedules

a.     Documents Filed as Part of the Report

The financial statements and financial statement schedules and reports of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 107 of this report. A listing of exhibits filed as part of the report appear on pages 104 through 105 of this report.

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
4.3

Fiscal Agency Agreement between White Mountains Re Group, Ltd. as Issuer and The Bank of New York as Fiscal Agent (incorporated by reference herein to Exhibit 4.1 of the Company’s Report on Form 8-K dated March 14, 2007)

4.4

Certificate of Designation, setting forth the designations, powers, preferences and rights of the WMRe Preference Shares (incorporated by reference herein to Exhibit 3.1 of the Company’s Report on Form 8-K dated May 29, 2007)

10.1

Exchange Agreement dated as of March 8, 2008, by and among Berkshire Hathaway Inc., General Reinsurance Corporation, the Company and Railsplitter Holdings Corporation (incorporated by reference herein to Exhibit 2.1 of the Company’s Report on Form 8-K dated March 10, 2008)

10.2

$475,000,000 Credit Agreement, dated June 19, 2007 among the Company, as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Lender, and the other lenders party hereto.(incorporated by reference herein to Exhibit 10.2 of the Company’s Report on Form 10-Q dated August 2, 2007)

10.2.1

First Amendment to $475,000,000 Credit Agreement, dated June 19, 2007 among the Company, as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Lender, and the other lenders party hereto. (incorporated by reference herein to Exhibit 10.1 of the Company’s Report on Form 10-Q dated August 1, 2008)

10.2.2

Second Amendment to $475,000,000 Credit Agreement, dated June 19, 2007 among the Company, as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Lender, and the other lenders party hereto. (incorporated by reference herein to Exhibit 10.2.2 of the Company’s 2008 Annual Report on Form 10-K)

10.2.3

Third Amendment to $475,000,000 Credit Agreement, dated June 19, 2007 among the Company, as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Lender, and the other lenders party hereto. (incorporated by reference herein to Exhibit 10.2.3 of the Company’s 2008 Annual Report on Form 10-K)

10.3

Adverse Development Agreement of Reinsurance No. 8888 between Potomac Insurance Company and GRC dated April 13, 2001 (incorporated by reference herein to Exhibit 99(m) of the Company’s Report on Form 8-K dated June 1, 2001)

10.4

Adverse Development Agreement of Reinsurance between NICO (and certain of its affiliates) and Potomac Insurance Company dated April 13, 2001 and related documents (incorporated by reference herein to Exhibits 99(n), 99(o), 99(p) and 99(q) of the Company’s Report on Form 8-K dated June 1, 2001)

10.5

Investment Management Agreement between Prospector Partners, LLC and White Mountains Advisors LLC (incorporated by reference herein to Exhibit 99.1 of the Company’s Report on Form 8-K dated June 20, 2005)

10.6

Amendment to the Investment Management Agreement between Prospector Partners, LLC and White Mountains Advisors, LLC dated February 23, 2006 (incorporated by reference herein to the Company’s Report on Form 8-K dated February 28, 2006)

Exhibit number	Name
10.7

Investment Management Agreement between Prospector Partners, LLC and OneBeacon dated November 14, 2006 (incorporated by reference herein to Exhibit 10.11 of the Company’s 2006 Annual Report on Form 10-K)

10.8	Consulting Letter Agreement between Prospector Partners, LLC and White Mountains Advisors LLC (incorporated by reference herein to Exhibit 99.2 of the Company’s Report on Form 8-K dated June 20, 2005)
10.9	White Mountains Long-Term Incentive Plan (incorporated by reference herein to Exhibit 10.15 of the Company’s 2006 Annual Report on Form 10-K)
10.10	White Mountains Bonus Plan (incorporated by reference herein to Exhibit 10.17 of the Company’s 2004 Annual Report on Form 10-K)
10.11	White Mountains Insurance Group Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.14 of the Company’s 2003 Annual Report on Form 10-K)
10.12	White Mountains Re Long Term Incentive Plan (*)
10.13	EHI Performance Unit Plan 2007-2009 (*)
10.14	EHI Performance Unit Plan 2008-2010 (*)
10.15	EHI Performance Unit Plan 2009-2011 (*)
10.16	EHI Select Deferred Compensation Plan (*)
10.17	EHI Amended and Restated Top Hat Deferred Compensation Plan (*)
10.18	EHI Esurance Restricted Unit Plan (*)
10.19	OneBeacon Insurance Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.18 of the Company’s 2003 Annual Report on Form 10-K)
10.20	OneBeacon 2007 Long-Term Incentive Plan (*)
10.21	First Amendment to OneBeacon 2007 Long-Term Incentive Plan (*)
10.22	OneBeacon Insurance Group, Ltd. Non-Qualified Stock Option Agreement for T. Michael Miller (incorporated by reference herein to Exhibit 10.25 of the Company’s 2006 Annual Report on Form 10-K)
10.23	OneBeacon’s 2009 Management Incentive Plan (*)
10.24

Amended and Restated Revenue Sharing Agreement among John D. Gillespie, Fund American Companies, Inc. and Folksamerica Reinsurance Company (incorporated by reference herein to Exhibit 10.26 of the Company’s 2004 Annual Report on Form 10-K)

10.25

Nonqualified Stock Option Agreement made as of the 6th day of March 2007, by and between the Company and Raymond Barrette (incorporated by reference herein to Exhibit 99.1 of the Company’s Report on Form 8-K/A dated March 7, 2007)

10.26

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

21	Subsidiaries of the Registrant (*)
23	Consent of PricewaterhouseCoopers LLP dated February 26, 2010 (*)
24	Powers of Attorney (*)
31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934 (*)
31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934 (*)
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

(*)                                 Included herein.

(**)                          Not included herein as the information is contained elsewhere within report. See Note 9—“Earnings (Loss) per share” of the accompanying consolidated financial statements.

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

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Date: February 26, 2010	By:	/s/ J. BRIAN PALMER
J. Brian Palmer
Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAYMOND BARRETTE	Chairman, CEO (Principal Executive Officer)	February 25, 2010
Raymond Barrette	and Director

BRUCE R. BERKOWITZ*	Director	February 25, 2010
Bruce R. Berkowitz

YVES BROUILLETTE*	Director	February 25, 2010
Yves Brouillette

HOWARD L. CLARK, JR.*	Director	February 25, 2010
Howard L. Clark, Jr.

ROBERT P. COCHRAN*	Director	February 25, 2010
Robert P. Cochran

MORGAN W. DAVIS*	Director	February 25, 2010
Morgan W. Davis

A. MICHAEL FRINQUELLI*	Director	February 25, 2010
A. Michael Frinquelli

/s/ DAVID T. FOY	Executive Vice President and CFO (Principal Financial Officer)	February 25, 2010
David T. Foy

GEORGE J. GILLESPIE, III*	Director	February 25, 2010
George J. Gillespie, III

JOHN D. GILLESPIE*	Director	February 25, 2010
John D. Gillespie

EDITH E. HOLIDAY*	Director	February 25, 2010
Edith E. Holiday

/s/ J. BRIAN PALMER	Vice President and Chief Accounting Officer	February 26, 2010
J. Brian Palmer	(Principal Accounting Officer)

LOWNDES A. SMITH*	Director	February 25, 2010
Lowndes A. Smith

ALLAN L. WATERS*	Director	February 25, 2010
Allan L. Waters

By:	/s/ RAYMOND BARRETTE
Raymond Barrette, Attorney-in-Fact

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Index to Consolidated Financial Statements and Financial Statement Schedules

CONSOLIDATED BALANCE SHEETS

	December 31,
Millions, except share and per share amounts	2009	2008
Assets
Fixed maturity investments, at fair value (amortized cost $5,940.1 and $5,631.5)	$6,101.2	$5,480.5
Short-term investments, at amortized cost (which approximates fair value)	2,098.4	2,244.5
Common equity securities, at fair value (cost $415.5 and $558.4)	458.5	552.7
Convertible fixed maturity investments, at fair value (cost $210.9 and $327.3)	233.1	308.8
Other long-term investments (cost $309.0 and $431.2)	341.3	416.2
Total investments	9,232.5	9,002.7
Cash (restricted $217.1 and $225.7)	366.0	409.6
Reinsurance recoverable on unpaid losses	1,217.6	1,358.8
Reinsurance recoverable on unpaid losses—Berkshire Hathaway Inc.	1,573.3	1,691.6
Reinsurance recoverable on paid losses	35.0	47.3
Insurance and reinsurance premiums receivable	785.5	835.7
Securities lending collateral	—	220.0
Funds held by ceding companies	123.1	163.3
Investments in unconsolidated affiliates	344.8	116.9
Deferred acquisition costs	303.8	323.0
Deferred tax asset	564.0	724.0
Ceded unearned premiums	111.1	111.3
Accrued investment income	67.4	67.4
Accounts receivable on unsettled investment sales	27.6	78.2
Other assets	691.5	746.0
Total assets	$15,443.2	$15,895.8
Liabilities
Loss and loss adjustment expense reserves	$6,802.1	$7,400.1
Unearned insurance and reinsurance premiums	1,498.5	1,597.4
Debt	1,050.7	1,362.0
Securities lending payable	1.7	234.8
Deferred tax liability	355.3	306.0
Accrued incentive compensation	204.9	154.3
Funds held under reinsurance treaties	97.4	79.1
Ceded reinsurance payable	92.0	101.3
Accounts payable on unsettled investment purchases	9.1	7.5
Other liabilities	990.0	1,140.8
Total liabilities	11,101.7	12,383.3
Shareholders’ equity and noncontrolling interests
White Mountains’ common shareholders’ equity
White Mountains’ common shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 8,860,150 and 8,808,843 shares	8.9	8.8
Paid-in surplus	1,436.1	1,419.4
Retained earnings	2,215.9	1,751.9
Accumulated other comprehensive (loss) income, after-tax:
Equity in unrealized gains (losses) from investments in unconsolidated affiliates	(9.0)	(198.4)
Net unrealized foreign currency translation gains (losses)	11.5	(61.5)
Pension liability and other	(6.0)	(21.4)
Total White Mountains’ common shareholders’ equity	3,657.4	2,898.8
Noncontrolling interests
Noncontrolling interest—OneBeacon, Ltd.	351.0	283.5
Noncontrolling interest—WMRe Preference Shares	250.0	250.0
Noncontrolling interest—consolidated limited partnerships and A.W.G Dewar	83.1	80.2
Total noncontrolling interests	684.1	613.7
Total equity	4,341.5	3,512.5
Total liabilities and equity	$15,443.2	$15,895.8

See Notes to Consolidated Financial Statements including Note 20 for Commitments and Contingencies.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
Millions, except per share amounts	2009	2008	2007
Revenues
Earned insurance and reinsurance premiums	$3,600.4	$3,710.0	$3,783.7
Net investment income	272.4	410.3	533.0
Net realized and unrealized investment gains (losses)	395.8	(1,157.1)	263.2
Other revenue	179.5	(7.5)	153.9
Total revenues	4,448.1	2,955.7	4,733.8
Expenses
Loss and loss adjustment expenses	2,119.1	2,506.4	2,406.4
Insurance and reinsurance acquisition expenses	725.9	752.5	776.6
Other underwriting expenses	505.3	466.6	509.0
General and administrative expenses	263.0	253.1	218.2
Interest expense on debt	70.8	82.1	73.0
Interest expense—dividends on preferred stock subject to mandatory redemption	—	11.8	29.3
Interest expense—accretion on preferred stock subject to mandatory redemption	—	21.6	36.1
Total expenses	3,684.1	4,094.1	4,048.6
Pre-tax income (loss)	764.0	(1,138.4)	685.2
Income tax (expense) benefit	(208.8)	498.7	(210.5)
Income (loss) before equity in earnings of unconsolidated affiliates and extraordinary item	555.2	(639.7)	474.7
Excess of fair value of acquired net assets over cost	—	4.2	—
Equity in earnings of unconsolidated affiliates	24.3	5.8	29.4
Net income (loss)	579.5	(629.7)	504.1
Net (income) loss attributable to noncontrolling interests	(109.5)	74.4	(96.7)
Net income (loss) attributable to White Mountains’ common shareholders	470.0	(555.3)	407.4
Change in net unrealized gains for investments held	—	—	140.9
Recognition of net unrealized gains and losses for investments sold	—	—	(127.1)
Change in equity in net unrealized gains (losses) from investments in unconsolidated affiliates	192.4	(193.0)	(2.2)
Change in foreign currency translation	73.0	(173.8)	62.2
Net change in pension liability and other	19.1	(25.0)	(3.5)
Comprehensive income (loss)	754.5	(947.1)	477.7
Comprehensive (income) loss attributable to noncontrolling interests	(3.7)	6.3	1.6
Comprehensive income attributable to White Mountains’ common shareholders	$750.8	$(940.8)	$479.3
Earnings (loss) per share attributable to White Mountains’ common shareholders
Basic earnings (loss) per share
Income (loss) before extraordinary item	$53.11	$(54.68)	$37.77
Net income (loss)	53.11	(54.26)	37.77
Diluted earnings (loss) per share
Income (loss) before extraordinary item	$53.10	$(54.68)	$37.73
Net income (loss)	53.10	(54.26)	37.73
Dividends declared and paid per White Mountains’ common share	$1.00	$4.00	$8.00

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

	White Mountains’ Common Shareholders’ Equity
Millions	Common shareholders’ equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income (loss), after-tax	Noncontrolling Interests
Balances at January 1, 2007	$4,455.3	$1,727.5	$2,496.0	$231.8	$621.0
Cumulative effect adjustment—taxes (FIN 48)	.2	—	.2	—	—
Net income	407.4	—	407.4	—	96.7
Net change in unrealized investment gains	15.2	—	—	15.2	(1.4)
Net change in unrealized losses from investments in unconsolidated affiliates	(2.2)	—	—	(2.2)	—
Net change in foreign currency translation	62.1	—	—	62.1	.1
Net change in pension liability and other accumulated comprehensive items	(3.2)	—	—	(3.2)	(.3)
Dividends declared on common shares	(86.2)	—	(86.2)	—	—
Dividends/distributions to noncontrolling interests	—	—	—	—	(34.7)
Issuance of WMRe Preference Shares	—	—	—	—	250.0
Issuances of common shares	2.2	2.2	—	—	—
Contributions (distributions) from (to) noncontrolling interests in limited partnerships	—	—	—	—	(23.9)
Contributions from noncontrolling interests in OneBeacon	—	—	—	—	11.5
Repurchases and retirements of common shares	(148.0)	(49.1)	(98.9)	—	(30.3)
Amortization of restricted share and option awards	10.6	10.6	—	—	—
Balances at December 31, 2007	4,713.4	1,691.2	2,718.5	303.7	888.7
Cumulative effect adjustment (FAS 157)	(.3)	—	(.3)	—	—
Cumulative effect adjustment (FAS 159)	—	—	199.6	(199.6)	—
Net loss	(555.3)	—	(555.3)	—	(74.4)
Net change in unrealized losses from investments in unconsolidated affiliates	(193.0)	—	—	(193.0)	—
Net change in foreign currency translation	(173.7)	—	—	(173.7)	(.1)
Net change in pension liability and other accumulated comprehensive items	(18.7)	—	—	(18.7)	(6.2)
Dividends declared on common shares	(42.3)	—	(42.3)	—	—
Dividends/distributions to noncontrolling interests	—	—	—	—	(88.3)
Issuances of common shares	8.9	8.9	—	—	—
Repurchases and retirements of common shares	(852.2)	(283.9)	(568.3)	—	(64.2)
Contributions (distributions) from (to) noncontrolling interests in limited partnerships	—	—	—	—	(42.1)
Amortization of restricted share and option awards	12.0	12.0	—	—	.3
Balances at December 31, 2008	2,898.8	1,428.2	1,751.9	(281.3)	613.7
Cumulative effect adjustment — Symetra FAS 115-2	—	—	2.9	(2.9)	—
Net income	470.0	—	470.0	—	109.5
Net change in unrealized losses from investments in unconsolidated affiliates	192.4	—	—	192.4	—
Net change in foreign currency translation	73.0	—	—	73.0	—
Net change in pension liability and other accumulated comprehensive items	15.3	—	—	15.3	3.7
Dividends declared on common shares	(8.9)	—	(8.9)	—	—
Dividends/distributions to noncontrolling interests	—	—	—	—	(38.4)
Issuances of common shares	.9	.9	—	—	—
Repurchases and retirements of common shares	(.4)	(.4)	—	—	—
Contributions (distributions) from noncontrolling interests in limited partnerships	—	—	—	—	(5.0)
Contributions from noncontrolling interests in OneBeacon	—	—	—	—	.3
Amortization of restricted share and option awards	16.3	16.3	—	—	.3
Balances at December 31, 2009	$3,657.4	$1,445.0	$2,215.9	$(3.5)	$684.1

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions	2009	2008	2007
Cash flows from operations:
Net income (loss)	$579.5	$(629.7)	$504.1
Charges (credits) to reconcile net income to net cash used for operations:
Net realized and unrealized investment losses (gains)	(395.8)	1,157.1	(263.2)
Excess of fair value of acquired net assets over cost	—	(4.2)	—
Deferred income tax provision (expense)	172.3	(466.9)	65.1
Undistributed equity in earnings (losses) from unconsolidated affiliates, after-tax	(24.3)	(5.8)	1.8
Other operating items:
Net change in loss and LAE reserves	(685.5)	(225.3)	(770.3)
Net change in reinsurance recoverable on paid and unpaid losses	287.2	242.5	659.0
Net change in funds held by ceding companies	60.4	21.6	235.7
Net change in insurance and reinsurance premiums receivable	86.3	(8.1)	50.7
Net change in unearned insurance and reinsurance premiums	(149.3)	59.9	(5.4)
Net change in ceded unearned insurance and reinsurance premiums	13.2	(.6)	(31.2)
Net change in reserves for structured contracts	—	(.5)	(146.0)
Net change in other assets and liabilities, net	9.3	(50.9)	45.5
Net cash (used for) provided from operations	(46.7)	89.1	345.8
Cash flows from investing activities:
Net change in short-term investments	196.5	(1,005.6)	16.0
Sales of fixed maturity and convertible fixed maturity investments	2,390.6	3,666.4	6,932.1
Maturities, calls and paydowns of fixed maturity and convertible fixed maturity investments	1,249.1	1,418.8	672.5
Sales of common equity securities	309.7	885.9	715.2
Distributions and redemptions of other long-term investments	118.9	135.6	82.2
Sales of trust account investments	—	305.5	33.8
Sales of consolidated and unconsolidated affiliates, net of cash sold	—	11.6	90.1
Contributions to other long-term investments	(25.2)	(70.7)	(101.7)
Purchases of common equity securities	(193.7)	(565.8)	(1,034.0)
Purchases of fixed maturity and convertible fixed maturity investments	(3,721.7)	(3,590.0)	(7,430.2)
Purchases of consolidated and unconsolidated affiliates, net of cash acquired	—	(224.3)	(51.6)
Net change in unsettled investment purchases and sales	52.2	84.0	(213.0)
Net acquisitions of property and equipment	(11.3)	(9.6)	(26.2)
Net cash provided from investing activities	365.1	1,041.8	(314.8)
Cash flows from financing activities:
Issuance of WMRe Preference Shares, net of issuance costs	—	—	246.6
Issuance of debt	—	650.8	394.4
Repayment of debt	(242.8)	(452.8)	(322.0)
Repurchase of debt	(63.1)	(22.3)	—
Settlement of interest rate swap associated with Mortgage Note	(7.5)	—	—
Redemption of mandatorily redeemable preferred stock	—	(300.0)	(20.0)
Interest rate swap agreements associated with WMRe Senior Notes	—	—	(2.4)
Cash dividends paid to the Company’s common shareholders	(8.9)	(42.3)	(86.2)
Cash dividends paid to OneBeacon Ltd.’s noncontrolling common shareholders	(19.6)	(69.5)	(23.4)
Cash dividends paid to mandatorily redeemable preferred shareholders	—	(11.8)	(29.3)
Cash dividends paid on White Mountains Re Group, Ltd. Preference Shares	(18.8)	(18.8)	(11.3)
Company’s common shares repurchased and retired	(.4)	(59.3)	(148.0)
Cash exchanged with Berkshire Hathaway Inc. for the Company’s common shares	—	(707.9)	—
OneBeacon Ltd. common shares repurchased and retired	—	(68.8)	(33.0)
Proceeds from issuances of common shares	.9	.6	2.2
Net cash (used for) financing activities	(360.2)	(1,102.1)	(32.4)
Effect of exchange rate changes on cash	6.8	(7.7)	5.2
Net (decrease) increase in cash during year	(35.0)	21.1	3.8
Cash balance at beginning of year (excludes restricted cash balances of $225.7, $8.5 and $0)	183.9	162.8	159.0
Cash balance at end of year (excludes restricted cash balances of $217.1, $225.7 and $8.5)	$148.9	$183.9	$162.8

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

The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of U.S. based property and casualty insurance companies (collectively “OneBeacon”), most of which operate in a multi company pool. OneBeacon has historically offered specialty, commercial and personal products and services sold primarily through select independent agents and brokers. However, OneBeacon entered into two transactions that will transform it into a specialty lines company.  On December 3, 2009, OneBeacon sold the renewal rights to its non-specialty commercial lines business and on February 2, 2010, OneBeacon entered into a definitive agreement to sell its personal lines business. During the fourth quarter of 2006, White Mountains sold 27.6 million, or 27.6%, of OneBeacon Ltd.’s common shares in an initial public offering (the “OneBeacon Offering”).  As of December 31, 2009 and 2008, White Mountains owned 75.4% and 75.5% of OneBeacon Ltd.’s outstanding common shares.

The White Mountains Re segment consists of White Mountains Re Ltd., an exempted Bermuda limited liability company, and its subsidiaries (collectively, “White Mountains Re”). White Mountains Re offers reinsurance capacity for property, casualty, accident & health, agriculture, aviation and space, and certain other exposures on a worldwide basis through its subsidiaries, Sirius International Insurance Corporation (“WMRe Sirius”) and White Mountains Reinsurance Company of America (“WMRe America”, formerly known as Folksamerica Reinsurance Company). In September 2009, White Mountains Re substantially completed a reorganization of its reinsurance operations whereby the in-force business and infrastructure of White Mountains Re Bermuda Ltd. (“WMRe Bermuda”) was transferred to WMRe Sirius, which established a branch office in Bermuda to maintain the group’s presence in the Bermuda market. White Mountains Re also specializes in the acquisition and management of runoff insurance and reinsurance companies both in the United States and internationally, through its White Mountains Re Solutions division.  White Mountains Re also includes Scandinavian Reinsurance Company, Ltd. (“Scandinavian Re”), which is in run-off, and the consolidated results of the Tuckerman Capital II, LP fund (“Tuckerman Fund II”), which was transferred to White Mountains Re from Other Operations, effective June 30, 2008.

The Esurance segment consists of Esurance Holdings, Inc,  its subsidiaries and Answer Financial Inc. (“Answer Financial” or “AFI”) (collectively, “Esurance”).  Esurance writes personal auto insurance directly to customers online and through select online agents. Esurance generates additional revenues from the placement of shoppers whose policies it does not write with unaffiliated insurance companies.  Answer Financial, which White Mountains acquired during 2008 (See Note 2), is a personal insurance agency that sells insurance online and in call centers for both Esurance and unaffiliated insurance companies.

White Mountains’ Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), its variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd. (“WM Life Re”) and its weather risk management business. Both WM Life Re and the weather risk management business are in run-off.  The Other Operations segment also includes White Mountains’ investments in Lightyear Delos Acquisition Corporation (“Delos”), common shares and warrants to purchase common shares of Symetra Financial Corporation (“Symetra”) and the consolidated results of the Tuckerman Capital, LP fund (“Tuckerman Fund I”) and Tuckerman Fund II until its transfer to White Mountains Re, effective June 30, 2008, as well as various other entities not included in other segments.  The Other Operations segment also included the International American Group, Inc. (the “International American Group”) prior to its disposition in October 2008, which included American Centennial Insurance Company and British Insurance Company of Cayman, both of which were in run-off.

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

Recently Adopted Changes in Accounting Principles

Accounting Standards Codification

On June 29, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“FAS 168”), which establishes the FASB Accounting Standards Codification (“Codification” or Accounting Standards Codification (“ASC”)) as the source of authoritative accounting principles to be applied in the preparation of financial statements in conformity with GAAP. FAS 168 (ASC 105-10) is effective for interim and annual periods ending after September 15, 2009. All existing non-SEC accounting and reporting standards were superseded by the Codification. White Mountains adopted the Codification for the interim period ending September 30, 2009. Adoption did not have any effect on the Company’s accounting policies or financial statement presentation. However, because the Codification changes the basis for reference to authoritative GAAP guidance, the Company’s footnote disclosures that reference such guidance reflect references to the codification. New accounting guidance is now issued by the FASB in the form of Accounting Standard Updates (“ASUs”). New guidance that became effective in 2009 prior to the adoption of Codification has been described below using the original FASB Statement reference with a parenthetical reference to the principal Codification section into which the Statement has been incorporated.

Alternative Investments

Effective December 31, 2009, White Mountains adopted ASU 2009-12, Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). Alternative investments include ownership interests in hedge funds and private equity funds, which White Mountains includes in other long-term investments. Under the ASU, the fair value of an alternative investment may be estimated based on net asset value per share (“NAV”) as reported by the investee, subject to certain requirements. The investee must calculate its NAV in accordance with the measurement principles of ASC Topic 946 (“US GAAP for Investment Companies”), meaning that the investee’s underlying investments have been measured at fair value. In addition, in circumstances where the investor intends to sell the investment for an amount that differs from the NAV, NAV may not be used to estimate fair value. The ASU also expands required disclosures, including the amount of unfunded commitments, a description of the terms and conditions upon which the investor may redeem investments, the circumstances in which an otherwise redeemable investment might not be redeemable (for instance, investment subject to a lockup period) as well as an estimate of when the restriction will lapse and, in circumstances where the investment cannot be redeemed but the investor receives distributions through the liquidation of the underlying assets, an estimate of the period of time over which the underlying assets are expected to be liquidated. Adoption did not have a material effect on White Mountains financial position, results of operations or cash flows.

Measuring Liabilities at Fair Value

Effective December 31, 2009, White Mountains adopted ASU 2009-05, Measuring Liabilities at Fair Value (included in ASC 820-10). The ASU provides additional guidance for circumstances where a quoted price in an active market for an identical liability is not available. The ASU permits use of the quoted price for an identical liability when traded as an asset or quoted prices for similar liabilities when traded as an asset. The ASU also notes that valuation techniques consistent with the fair value principles of ASC 820-10 may be used, including a present value technique or market approach based on the amount that the reporting entity would pay to transfer the identical liability or would receive to enter into an identical liability at the measurement date.

White Mountains measures its variable annuity guarantee liabilities at fair value. There is no active market for these liabilities and, accordingly, White Mountains uses a valuation technique that incorporates actuarial and capital market assumptions related to the projected cash flows over the term of the contracts. Some of the assumptions are based on observable market data, such as those related to capital markets inputs, and some are based on inputs not readily observable, such as mortality, surrender and lapse rates. Where observable inputs are available, White Mountains uses the most current inputs available.

Adoption of ASU 2009-05 did not have a material effect on White Mountains’ financial position, results of operations, cash flows, or measurement of the fair value of its variable annuity guarantee liability.

Subsequent Events

On May 28, 2009, the FASB issued FAS No. 165, Subsequent Events (“FAS 165”). FAS 165 (included in ASC 855-10) defines the period after the balance sheet date during which a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which a reporting entity should recognize events or transaction occurring after the balance sheet date and the disclosures required for events or transactions that occurred after the balance sheet date. Subsequent events that provide additional evidence about conditions that existed at the balance sheet date are to be recognized in the financial statements. Subsequent events that are conditions that arose after the balance sheet date but prior to the issuance of the financial statements are not recognized in the financial statements, but should be disclosed if failure to do so would render the financial statements misleading. FAS165 requires disclosure of the date through which subsequent events have been evaluated. For subsequent events not recognized, disclosures should include a description of the nature of the event and either an estimate of its financial effect or a statement that such an estimate cannot be made. White Mountains adopted FAS 165 effective June 30, 2009. Adoption did not affect the recognition or disclosure of subsequent events. White Mountains evaluates subsequent events up to the date it files its Form 10-K with the Securities and Exchange Commission for its financial statements.

Other-Than-Temporary Impairments

On June 30, 2009, White Mountains adopted FASB Staff Position (“FSP”) FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (included in ASC 320-10), which amends the guidance for other-than temporary impairments for debt securities classified as held-to-maturity (“HTM”) or available-for-sale (“AFS”). FSP FAS 115-2 and FAS 124-2 requires that, when evaluating whether an impairment of a debt security is other than temporary, the reporting entity is to assess whether it has the intent the sell the security or if it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. In addition, if the present value of cash flows expected to be collected is less than the amortized cost of the security, a credit loss is deemed to exist and the security is considered to be other than temporarily impaired. The portion of the impairment loss related to a credit loss is to be recognized in earnings. The portion of the impairment loss related to factors other than credit loss is recognized as an unrealized loss.

White Mountains has made the fair value election for its investments in debt securities and, accordingly, all changes in the fair value of its debt securities are recognized in earnings regardless of whether such changes in fair value represent a temporary or other than temporary decline in value. As a result, adoption of FSP FAS 115-2 and FAS 124-2 did not impact White Mountains’ method of accounting for its portfolio of investment securities. However, White Mountains’ investment in Symetra is accounted for under the equity method. Symetra adopted FSP FAS 115-2 and FAS 124-2 as of March 31, 2009. Upon adoption, Symetra recognized a cumulative effect adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. As a result, White Mountains recorded a $2.9 million cumulative effect adjustment to retained earnings and other comprehensive income, which represents its portion of the cumulative effect adjustment recorded by Symetra.

Determining Fair Values in an Inactive Market and Distressed Transactions

On June 30, 2009, White Mountains adopted FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 (included in ASC 820-10-65) outlines factors to be considered by a reporting entity in determining whether a market for an asset or liability is active.  In circumstances where the reporting entity concludes that there has been a significant decrease in the volume of market activity for an asset or liability as compared to normal market activity, transactions or quoted prices may not reflect fair value. In such circumstances, FSP 157-4 requires analysis of the transactions or quoted prices and, where appropriate, adjustment to market inputs to estimate fair value. In addition, FSP 157-4 requires interim disclosures to include a description of the inputs and valuation techniques used to estimate fair value and a discussion of changes during the period. Adoption of FSP 157-4 did not have a material effect on the White Mountains’ financial position, results of operations, or cash flow statement.

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

Derivatives Disclosures

On January 1, 2009, White Mountains adopted FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FAS 133 (“FAS 161”) (included in ASC 815-10-65-1). FAS 161 requires companies that use derivatives to provide expanded qualitative and quantitative information about their use of derivative instruments, including the objectives and strategies for using derivatives, details of credit-risk related contingent features, the amounts of derivatives used, where they have been reported in the financial statements and the effect of such instruments on a company’s financial position, results of operations and cash flows. The adoption of FAS 161 had no effect on the White Mountains’ financial position, results of operations, or cash flow statements.

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

Fair Value Measurements

On January 1, 2008, White Mountains adopted FAS No. 157, Fair Value Measurements (“FAS 157”) (included in ASC 820-10). FAS 157 provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price) at the measurement date. The Statement establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets or liabilities have the highest priority (“Level 1”), followed by prices determined based on observable inputs including prices for similar but not identical assets or liabilities (“Level 2”) and followed by prices based on assumptions that include significant unobservable inputs, having the lowest priority (“Level 3”).

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

White Mountains’ invested assets measured at fair value include fixed maturity securities, common and preferred equity securities, convertible fixed maturity securities and interests in limited partnerships and limited liability corporations. White Mountains’ limited partnership and limited liability corporation investments are comprised of hedge funds and private equity funds.

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

Fair Value Option

On January 1, 2008, White Mountains adopted FAS 159 The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”), (included in ASC 825-10), which allows companies to make an election on an individual instrument basis to report financial assets and liabilities at fair value. The election must be made at the inception of a transaction and may not be reversed. The election may also be made for existing financial assets and liabilities at the time of adoption. White Mountains made the fair value election for its portfolio of available for sale (“AFS”) securities which were reclassified to trading upon adoption, its investments in convertible bonds, its investments in investment partnerships and for its assumed variable annuity Guaranteed Minimum Death Benefits (“GMDB”) liabilities. Changes in the fair value of financial assets and liabilities for which the fair value election has been made are reported pre-tax in revenues.

Upon adoption, White Mountains recorded an adjustment to increase opening retained earnings and decrease accumulated other comprehensive income by $199.6 million to reclassify net unrealized gains and net unrealized foreign currency translation gains related to AFS securities and investments in limited partnerships and limited liability corporations.

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

Federal, State and Foreign Income Taxes

On January 1, 2007 White Mountains adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) (included in ASC 740-10). FIN 48 prescribes when the impact of a given tax position should be recognized and how it should be measured. Under the new guidance, recognition is based upon whether or not a company determines that it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. In evaluating the more-likely-than-not recognition threshold, White Mountains must presume that the tax position will be subject to examination by a taxing authority with full knowledge of all relevant information. If the recognition threshold is met, then the tax position is measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement.

In connection with the adoption of FIN 48, White Mountains recognized a $0.2 million decrease in the liability for unrecognized tax benefits, primarily as a result of reductions in its estimates of accrued interest. The effect of adoption has been recorded as an adjustment to opening retained earnings.

Significant Accounting Policies

Investment securities

At December 31, 2009, White Mountains’ invested assets comprise securities and other investments held for general investment purposes.  Until May 31, 2008, White Mountains’ invested assets also included securities held in a segregated trust account established in connection with the OneBeacon Offering to economically defease the $300.0 million mandatorily redeemable preferred stock held by Berkshire (the “Berkshire Preferred Stock”).  The Berkshire Preferred Stock was redeemed in May 2008 using the proceeds from the segregated trust account. The securities held in the segregated trust account were classified as held to maturity and were recorded at amortized cost.

White Mountains’ portfolio of fixed maturity investments and common equity securities held for general investment purposes were classified as AFS for the year ended December 31, 2007. Effective January 1, 2008, upon adoption of FAS 159, the portfolio of fixed maturity investments and common equity securities held for general investment purposes were reclassified as trading.  See Recently Adopted Changes in Accounting Principles section of Note 1 for further discussion. AFS and trading securities are reported at fair value as of the balance sheet date.  Net unrealized investment gains and losses on AFS securities were reported net, after-tax, as a separate component of shareholder’s equity with changes therein, net of the effect of adjustments for noncontrolling interest and taxes, reported as a component of other comprehensive income. Changes in unrealized gains and losses on trading securities are reported, pre-tax, in revenues. Realized investment gains and losses on AFS and trading securities are accounted for using the first-in first-out method and are reported pre-tax in revenues. Premiums and discounts on all fixed maturity investments are accreted to income over the anticipated life of the investment.

White Mountains’ invested assets measured at fair value include fixed maturity securities, common and preferred equity securities, convertible fixed maturity securities and interests in limited partnerships and limited liability corporations. In determining its estimates of fair value, White Mountains uses a variety of valuation approaches and inputs. Whenever possible, White Mountains estimates fair value using valuation methods that maximize the use of quoted prices and other observable inputs.

As of December 31, 2009, approximately 94% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturities, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturities including corporate debt, state and other governmental debt, convertible fixed maturity securities and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include White Mountains’ investments in hedge funds and private equity funds, as well as investments in debt securities, including certain asset-backed securities, where quoted market prices are unavailable. White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by the outside pricing service to determine fair value. The outside pricing services used by White Mountains have indicated that they will only provide prices where observable inputs are available. White Mountains’ process to validate the market prices obtained from the outside pricing sources includes, but is not limited to, periodic evaluation of model pricing methodologies and monthly analytical reviews of certain prices. White Mountains also periodically performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price.

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

Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized cost, which approximated fair value as of December 31, 2009 and December 31, 2008.

Investments in limited partnerships and limited liability corporations

White Mountains’ limited partnership and limited liability corporation investments are comprised of hedge funds and private equity funds. Prior to January 1, 2008, changes in White Mountains’ interest in limited partnerships and limited liability corporations accounted for using the equity method were included in net realized investment gains and losses and changes in White Mountains’ interest in limited partnerships and limited liability corporations not accounted for under the equity method were reported, after-tax, as a component of shareholders’ equity, with changes therein reported as a component of other comprehensive income. Effective January 1, 2008, in connection with its adoption of FAS 159 (See Recently Adopted Changes in Accounting Principles section of Note 1 for further discussion) White Mountains made the fair value election for most of its limited partnership and limited liability corporation investments in hedge funds and private equity interests. For the limited partnership and limited liability corporation investments for which White Mountains has made the fair value election, changes in fair value are reported in revenues on a pre-tax basis. For those investment limited partnerships and limited liability corporations for which White Mountains has not made the fair value election, White Mountains continues to account for its interests under the equity method.

Securities lending

During 2009, White Mountains exited its securities lending programs. White Mountains had participated in securities lending programs through both OneBeacon and White Mountains Re as a mechanism for generating additional investment income. Under the security lending arrangements, certain securities that White Mountains owned were loaned to other institutions for short periods of time through a lending agent. White Mountains maintained control over the securities it lent, retained the earnings and cash flows associated with the loaned securities and received a fee from the borrower for the temporary use of the asset. The security lending counterparty was required to provide collateral for the loaned securities, which was then invested by the lending agent. The collateral was required at a rate of 102% of the fair value of the loaned securities.

In February 2009, OneBeacon amended the terms of its securities lending program to give it more control over the investment of borrowers’ collateral and to segregate the assets supporting that collateral from a collective investment vehicle managed by the lending agent into separate accounts.  Accordingly, purchases and sales of invested assets held in the separate accounts as well as changes in the payable to the borrower for the return of collateral are reflected in the investing and financing sections of the cash flow statement commencing with the quarter ended March 31, 2009.

For OneBeacon’s program prior to February 2009 and for the White Mountains Re’s program, the collateral was fully controlled by the lending agent and could not be sold or re-pledged.  The fair value of the securities lending collateral was recorded as both an asset and as a liability; however, other than in the event of a default by the borrower, the collateral was not available to White Mountains and would have been remitted to the borrower by the lending agent upon return of the loaned securities. Because of these restrictions, White Mountains considered White Mountains Re’s securities lending activities and OneBeacon’s securities lending activities prior to February 2009 to be non-cash transactions.

During 2009, OneBeacon and White Mountains Re exited their securities lending programs.  As of December 31, 2009, all loaned securities under the OneBeacon program had been returned except for two illiquid instruments for which OneBeacon holds $1.7 million in collateral.  As of December 31, 2009, all loaned securities under the White Mountains Re program had been returned to White Mountains Re and all collateral held by White Mountains Re had been returned to borrowers.

Derivative financial instruments

White Mountains holds a variety of derivative financial instruments for both risk management and investment purposes. White Mountains recognizes all derivatives as either assets or liabilities, measured at fair value, in the consolidated balance sheets.

Warrants

White Mountains holds warrants to acquire common shares of Symetra. White Mountains also holds warrants that it has received in the restructuring (e.g., securities received from bankruptcy proceedings) of certain of its common equity and/or fixed maturity investments. White Mountains accounts for its investments in warrants as derivatives.

White Mountains uses a Black Scholes valuation model to determine the fair value of the Symetra warrants. The major assumptions used in valuing the Symetra warrants at December 31, 2009 were a risk-free rate of 2.5%, volatility of 25%, an expected life of 4.6 years and a share price of $13.00 per share.

White Mountains has classified its investment in Symetra warrants as a Level 3 measurement since significant unobservable inputs are used in its fair value estimate.

Cash flow hedge

Concurrent with entering into a variable rate mortgage note, OneBeacon entered into an interest rate swap agreement under which it paid a fixed rate and received a variable rate to hedge its exposure to interest rate fluctuations. The notional amount of the swap was equal to the outstanding principal of the mortgage note it hedges and  was adjusted to match the drawdowns and repayments on the mortgage note so that the principal amount of the mortgage note and the notional amount of the swap were equal at all times. The underlying index used to determine the variable interest paid under the swap was the same as that used for OneBeacon’s variable rate mortgage note. White Mountains accounted for the swap as a cash flow hedge and recorded the interest rate swap at fair value on the balance sheet in other assets. Changes in the fair value of the interest rate swap, after tax, were reported as a component of other comprehensive income. Any gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness were recorded in revenues. On May 7, 2009, OneBeacon repaid the outstanding principal on the mortgage note and at the same time paid $7.4 million to settle the interest rate swap. The interest rate swap settlement was recorded as a reduction of other revenues on a pre-tax basis with a corresponding $4.8 million increase in other comprehensive income on an after tax basis ($7.4 million pre-tax).

Interest rate lock

In anticipation of the issuance of the WMRe Senior Notes (the “WMRe Senior Notes”), White Mountains Re entered into an interest rate lock agreement to hedge its interest rate exposure from the date of the agreement until the pricing of the WMRe Senior Notes. The agreement was terminated on March 15, 2007 and the resulting loss of $2.4 million was recorded in accumulated other comprehensive income. The loss is being reclassified from accumulated other comprehensive income to interest expense over the life of the WMRe Senior notes using the interest method.

Derivatives—Variable annuity reinsurance

White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan through its wholly owned subsidiary, WM Life Re. The accounting for benefit guarantees differs depending on whether or not the guarantee is classified as a derivative or an insurance liability.

Guaranteed minimum accumulation benefits (“GMABs”) are paid to an annuitant for any shortfall between accumulated account value at the end of the accumulation period and the annuitant’s total deposit, less any withdrawal payments made to the annuitant during the accumulation period. GMABs meet the definition of a derivative for accounting purposes. Therefore, GMABs are carried at fair value, with changes thereon recognized in income in the period of the change. The liability for the reinsured GMAB contracts has been determined using internal valuation models that use assumptions for interest rates, equity markets, foreign exchange rates and market volatilities at the valuation date, as well as annuitant-related actuarial assumptions, including surrender and mortality rates.

If an annuitant dies during the accumulation period of an annuity contract, GMDBs are paid to the annuitant’s beneficiary for shortfalls between accumulated account value at the time of an annuitant’s death and the annuitant’s total deposit, less any living benefit payments or withdrawal payments previously made to the annuitant. For the year ended December 31, 2007, GMDBs were accounted for as life insurance liabilities. The life insurance liability for the reinsured GMDB contracts is calculated based on investment returns, mortality, surrender rates and other assumptions and is recognized over the contract period. Effective January 1, 2008, upon adoption of FAS 159, White Mountains elected to measure its GMDB liabilities at fair value.

The valuation of these liabilities involves significant judgment and is subject to change based upon changes in capital market assumptions and emerging surrender and mortality experience of the underlying contracts in force.

WM Life Re has entered into derivative contracts that are designed to economically hedge against changes in the fair value of living and death benefit liabilities associated with its variable annuity reinsurance arrangements. The derivatives include futures and over-the-counter option contracts on interest rates, major bond and equity indices, and foreign currencies. All WM Life Re’s derivative instruments are recorded as assets or liabilities at fair value on the balance sheet within other assets. These derivative financial instruments do not meet the criteria for hedge accounting treatment, and accordingly, changes in fair value are recognized in the current period as gains or losses in the income statement within other revenues.

In accordance with FAS 157, WM Life Re has considered the effect of counterparty credit risk in determining the fair value of its derivative contracts and its GMAB and GMDB liabilities for the years ended December 31, 2009 and 2008.

Cash

Cash includes amounts on hand and demand deposits with banks and other financial institutions. Amounts presented in the statement of cash flows are shown net of balances acquired and sold in the purchase or sale of the Company’s consolidated subsidiaries and exclude changes in amounts of restricted cash (See Note 8).

Insurance and reinsurance operations

White Mountains accounts for insurance and reinsurance policies that it writes in accordance with FAS No. 60, Accounting and Reporting by Insurance Enterprises (“FAS 60”) (included in ASC 944). Premiums written are recognized as revenues and are earned ratably over the term of the related policy or reinsurance treaty. Unearned premiums represent the portion of premiums written that are applicable to future insurance or reinsurance coverage provided by policies or treaties in force. AutoOne Insurance, which acts as a limited assigned distribution (“LAD”) servicing carrier, enters into contractual arrangements with insurance companies to assume private passenger automobile assigned risk exposures in the state of New York. AutoOne Insurance receives LAD servicing fees for assuming these risks. LAD servicing fees are typically a percentage of the total premiums that AutoOne Insurance must write to fulfill the obligation of the transferor company. LAD servicing carriers may choose to write certain policies voluntarily by taking risks out of the New York Automobile Insurance Plan (“NYAIP”). These policies generate takeout credits which can be sold for fees to the transferor company (“takeout fees”). These fees are also typically a percentage of the transferor company’s NYAIP premium assignments. AutoOne Insurance’s LAD servicing and takeout fees are recorded as written premium when billed and are earned ratably over the term of the related policy to which the fee relates.

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

OneBeacon discounts certain of its long-term workers compensation loss and LAE reserves when such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual claim basis. OneBeacon discounts these reserves using an average discount rate which is determined based on the various assumptions including consideration of when the claims will be settled (5.3% and 5.5% at December 31, 2009 and 2008). As of December 31, 2009 and 2008, the discount on OneBeacon’s workers compensation loss and LAE reserves amounted to $127.0 million and $142.1 million.

In connection with purchase accounting for the OneBeacon Acquisition, White Mountains was required to adjust to fair value OneBeacon’s loss and LAE reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on OneBeacon’s acquired balance sheet as of June 1, 2001. This net reduction to loss and LAE reserves of $300.0 million is being accreted through an income statement charge ratably with and over the period the claims are settled (See Note 3).

In connection with purchase accounting for WMRe Sirius, White Mountains was required to adjust to fair value the loss and LAE reserves on WMRe Sirius’ acquired balance sheet by $58.1 million. This fair value adjustment is being accreted through an income statement charge ratably with and over the period the claims are settled (See Note 3).

White Mountains’ insurance and reinsurance subsidiaries enter into ceded reinsurance contracts from time to time to protect their businesses from losses due to concentration of risk, to manage their operating leverage ratios and to limit losses arising from catastrophic events. Such reinsurance contracts are executed through excess of loss treaties and catastrophe contracts under which the reinsurer indemnifies for a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. White Mountains has also entered into quota share treaties with reinsurers under which all risks meeting prescribed criteria are covered on a pro-rata basis. The amount of each risk ceded by White Mountains is subject to maximum limits which vary by line of business and type of coverage. Amounts related to reinsurance contracts are recorded in accordance with FAS 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts (included in ASC 944).

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

OneBeacon’s market assignments are typically required to be written in the current period, however, in certain cases OneBeacon is required to accept policy assignments at a future date. OneBeacon’s residual market assignments to be written in the future primarily relate to private passenger automobile assigned risk exposures within the State of New York where several of OneBeacon’s insurance subsidiaries write voluntary automobile insurance. The share of involuntary written premium for policies assigned by the NYAIP to a particular insurer in a given year is based on the proportion of the total voluntary writings in New York two years prior. Anticipated losses associated with future market assignments are recognized in accordance with FAS No. 5, Accounting for Contingencies (included in ASC 450), when the amount of such anticipated losses is determined to be probable and can be reasonably estimated.

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

Deferred Software Costs

White Mountains capitalizes costs related to computer software developed for internal use during the application development stage of software development projects. These costs generally consist of certain external, payroll and payroll-related costs. White Mountains begins amortization of these costs once the project is completed and ready for its intended use. Amortization is on a straight-line basis and over a useful life of three to five years. At December 31, 2009 and 2008, White Mountains had unamortized deferred software costs of $30.2 million and $35.7 million.

Federal and foreign income taxes

The majority of White Mountains’ subsidiaries file consolidated tax returns in the United States. Income earned or losses generated by companies outside the United States are generally subject to an overall effective tax rate lower than that imposed by the United States.

Deferred tax assets and liabilities are recorded when a difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes exists, and for other temporary differences. The deferred tax asset or liability is recorded based on tax rates expected to be in effect when the difference reverses. The deferred tax asset is recognized when it is more likely than not that it will be realized.

Foreign currency exchange

The U.S. dollar is the functional currency for all of the Company’s businesses except for WMRe Sirius, the Canadian reinsurance operations of WMRe America and certain other smaller international activities.  White Mountains also invests in securities denominated in foreign currencies. Assets and liabilities recorded in these foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are converted using the average exchange rates for the period. Net foreign exchange gains and losses arising from the translation are generally reported in shareholders’ equity, in accumulated other comprehensive income or loss.

Assets and liabilities relating to foreign operations are translated into the functional currency using current exchange rates; revenues and expenses are translated into the functional currency using the exchange rate on the transaction day. The resulting exchange gains and losses are reported as a component of net income in the period in which they arise. As of December 31, 2009 and 2008, White Mountains had an unrealized foreign currency translation gain (loss) of $11.5 million with no noncontrolling interest and $(61.5) million net of noncontrolling interest of $0.1 million recorded on its consolidated balance sheet.

The following rates of exchange for the U.S. dollar have been used for the most significant operations:

Currency	Opening Rate 2009	Closing Rate 2009	Opening Rate 2008	Closing Rate 2008
Swedish Krona	7.7831	7.1280	6.4304	7.7831
British Pound	.6829	.6191	.4999	.6829
Canadian Dollar	1.2202	1.0485	.9792	1.2202

Noncontrolling Interest

Noncontrolling interests consist of the ownership interests of noncontrolling shareholders in consolidated subsidiaries, and are presented separately on the balance sheet. The portion of comprehensive income attributable to noncontrolling interests is presented net of related income taxes in the statement of operations and comprehensive income. The change in unrealized investment gains (losses) prior to the January 1, 2008 adoption of FAS 159, foreign currency translation and the change in the fair value of the interest rate swap to hedge OneBeacon’s exposure to variability in the interest rate on its mortgage note are presented in accumulated other comprehensive income net of noncontrolling interest.  The percentage of the noncontrolling shareholders’ ownership interest in OneBeacon Ltd. at December 31, 2009 and December 31, 2008 was 24.6% and 24.5%.

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

In the event of a liquidation of WMRe Group, the holders of the WMRe Preference Shares would have preference over the common shareholders and would receive a distribution equal to the liquidation preference per share, subject to availability of funds. The WMRe Preference Shares and dividends thereon are included in noncontrolling interest on the balance sheet and as noncontrolling interest expense on the statement of income and comprehensive income.

At June 30, 2008, White Mountains owned 68.9% of AFI, while the noncontrolling shareholders of AFI held 31.1% of its common equity shares and a $29.6 million Secured Senior Note from AFI (See Note 2). On July 30, 2008, White Mountains acquired the remaining equity and debt interests in AFI from the noncontrolling owner (See Note 2).

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

Recent Accounting Pronouncements

Transfers of Financial Assets and Amendments to FIN 46R

On June 12, 2009, the FASB issued FAS 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“FAS 166”) (included in ASC 860) and FAS 167, Amendments to FIN46(R) (“FAS 167”) (included in ASC 810).  FAS 166 eliminates the concept of a qualifying special-purpose entity (“QSPE”) and, accordingly, any existing QSPE must be evaluated for consolidation upon adoption of FAS 166.  Under FAS 166, the appropriateness of de-recognition is evaluated based on whether or not the transferor has surrendered control of the transferred assets. The evaluation must consider any continuing involvement by the transferor. White Mountains does not have any entities that were considered a QSPE under guidance prior to FAS 166.  FAS 167 amends FIN 46R (included in ASC 810-10) to clarify the application of consolidation accounting for entities for which the controlling financial interest might not be solely indentified through voting rights.  The guidance under FAS 167 still requires a reporting entity to perform an analysis to determine if its variable interests give it a controlling financial interest (also referred to as the “primary beneficiary”) in a variable interest entity (“VIE”), defined as the entity having both of the following:  (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. In addition, a reporting entity must assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining if it has the power to direct the activities of the VIE that most significantly affect the entity’s economic performance. FAS 167 also amends FIN 46R to require ongoing reassessments of whether a reporting entity is the primary beneficiary of a VIE. The concept of a reconsideration event has been retained, but the list of reconsideration events has been changed. The list includes a change in facts and circumstances where the holders of an equity investment at risk as a group lose the power to direct the activities of the entity that most significantly affect the entity’s economic performance and a troubled debt-restructuring, which was excluded as a reconsideration event under FIN 46R, is now defined as a reconsideration event. Both statements expand required disclosures and are effective as of the beginning of the first annual reporting period that begins after November 15, 2009. White Mountains is in the process of evaluating FAS 166 and FAS 167 and the potential effect of adoption.

NOTE 2. Significant Transactions

OneBeacon Commercial Lines

On December 3, 2009, OneBeacon sold the renewal rights to approximately $490 million in premiums from its non-specialty commercial lines business to The Hanover Insurance Group (“The Hanover”). The transaction includes small commercial accounts and the non-specialty portion of the middle-market business, beginning with January 1, 2010 effective dates (the “Commercial Lines Transaction”). As consideration for the Commercial Lines Transaction, OneBeacon received $23.2 million, reflected in net other revenues.

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

On April 1, 2008, AFI emerged from a pre-packaged bankruptcy reorganization.  In the reorganization, the debt held by White Mountains was exchanged for additional shares of common equity, thus increasing White Mountains’ ownership share to 68.9%.  Effective April 1, 2008, White Mountains accounts for its investment in AFI as a consolidated subsidiary.  In connection with the reorganization, which was accounted for as an acquisition under the purchase method of accounting, White Mountains recorded the identifiable assets and liabilities of AFI at their fair values as of April 1, 2008. Significant assets and liabilities acquired included cash of $9.4 million, a promissory note in the principal amount of $29.6 million (the “AFI” note), accrued liabilities of $7.5 million and a deferred tax asset of $64.2 million, which was offset by a full valuation allowance prior to purchase accounting adjustments.  After allocating the purchase price to identifiable tangible assets and liabilities, White Mountains also recorded adjustments to allocate the remaining acquisition cost, consisting of a $53.2 million intangible asset related to the value of business in force at the acquisition date, an adjustment to property and equipment of $4.0 million to reflect the fair value of AFI’s information technology infrastructure, and a related deferred tax liability of $20.0 million.  Upon recording the deferred tax liability, the valuation allowance was reduced by $20.0 million resulting in a valuation allowance of $44.2 million and a deferred tax asset of $20.0 million.

On July 30, 2008, White Mountains acquired the remaining equity and the AFI Note from the noncontrolling owner of AFI for $44.4 million.  White Mountains has subsequently contributed the $29.6 million AFI Note to AFI, extinguishing the obligation.  White Mountains recorded the identifiable assets and liabilities of AFI at their fair values as of July 30, 2008. Significant assets and liabilities acquired included cash of $1.3 million, accrued liabilities of $1.9 million and a deferred tax asset of $5.1 million, which was offset by a full valuation allowance prior to purchase accounting adjustments. After allocating the purchase price to identifiable tangible assets and liabilities, White Mountains also recorded adjustments to allocate the remaining acquisition cost consisting of a $12.9 million intangible asset related to the value of business in force at acquisition date, an adjustment to property and equipment of $1.8 million to reflect the fair value of AFI’s information technology infrastructure and a related deferred tax liability of $5.1 million.

The intangible asset associated with the acquired business in force is being amortized over an 8-year period, consistent with the expected term of the related business in force.  For the years ended December 31, 2009 and 2008, White Mountains recognized $15.6 million and $14.7 million of amortization expense related to the intangible asset associated with the acquired business in force.  The purchase adjustment related to the information technology infrastructure is being amortized over a 3-year period, consistent with White Mountains’ amortization period for similar assets.  For the years ended December 31, 2009 and 2008, White Mountains recognized $1.9 million and $1.3 million of amortization expense related to AFI’s information technology infrastructure.

Helicon

On January 7, 2008, White Mountains Re acquired Helicon Re Holdings, Ltd. for approximately $150.2 million, which resulted in the recognition of an extraordinary gain of $4.2 million.  Helicon Re Holdings, Ltd. is the parent of Helicon Reinsurance Company, Ltd. (“Helicon”), which in 2006 and 2007 provided quota share retrocessional coverage to White Mountains Re.  In the fourth quarter of 2008, Helicon Re Holdings, Ltd. and Helicon were both dissolved.

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

White Mountains’ actuaries use several generally accepted actuarial methods to evaluate its loss reserves, each of which has its own strengths and weaknesses. Management places more or less reliance on a particular method based on the facts and circumstances at the time the reserve estimates are made. These methods generally fall into one of the following categories or are hybrids of one or more of the following categories:

•      Historical paid loss development methods:  These methods use historical loss payments over discrete periods of time to estimate future losses. Historical paid loss development methods assume that the ratio of losses paid in one period to losses paid in an earlier period will remain constant. These methods necessarily assume that factors that have affected paid losses in the past, such as inflation or the effects of litigation, will remain constant in the future. Because historical paid loss development methods do not use case reserves to estimate ultimate losses, they can be more reliable than the other methods discussed below that look to case reserves (such as actuarial methods that use reported losses) in situations where there are significant changes in how case reserves are established by a company’s claims adjusters. However, historical paid loss development methods are more leveraged, meaning that small changes in payments have a larger impact on estimates of ultimate losses, than actuarial methods that use reported losses because cumulative loss payments take much longer to equal the expected ultimate losses than cumulative reported amounts. In addition, and for similar reasons, historical paid loss development methods are often slow to react to situations when new or different factors arise than those that have affected paid losses in the past.

•      Historical reported loss development methods:  These methods, like historical paid loss development methods, assume that the ratio of losses in one period to losses in an earlier period will remain constant in the future. However, instead of using paid losses, these methods use reported losses (i.e., the sum of cumulative historical loss payments plus outstanding case reserves) over discrete periods of time to estimate future losses. Historical reported loss development methods can be preferable to historical paid loss development methods because they explicitly take into account open cases and the claims adjusters’ evaluations of the cost to settle all known claims. However, historical reported loss development methods necessarily assume that case reserving practices are consistently applied over time. Therefore, when there have been significant changes in how case reserves are established, using reported loss data to project ultimate losses can be less reliable than other methods.

•      Expected loss ratio methods:  These methods are based on the assumption that ultimate losses vary proportionately with premiums. Expected loss ratios are typically developed based upon the information used in pricing, and are multiplied by the total amount of premiums written to calculate ultimate losses. Expected loss ratio methods are useful for estimating ultimate losses in the early years of long-tailed lines of business, when little or no paid or reported loss information is available.

•      Adjusted historical paid and reported loss development methods:  These methods take traditional historical paid and reported loss development methods and adjust them for the estimated impact of changes from the past in factors such as inflation, the speed of claim payments or the adequacy of case reserves. Adjusted historical paid and reported loss development methods are often more reliable methods of predicting ultimate losses in periods of significant change, provided the actuaries can develop methods to reasonably quantify the impact of changes.

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

The actuarial analysis is a primary consideration for management in determining its best estimate of loss and LAE reserves. In making its best estimate, management also considers other qualitative factors that may lead to a difference between its best estimate of loss and LAE reserves and the actuarial point estimate. Typically, these factors exist when management and the company’s actuaries conclude that there is insufficient historical incurred and paid loss information or that trends included in the historical incurred and paid loss information are unlikely to repeat in the future. These factors may include, among others, changes in the techniques used to assess underwriting risk, more accurate and detailed levels of data submitted with reinsurance applications, the uncertainty of the current reinsurance pricing environment, the level of inflation in loss costs, changes in ceding company reserving practices, and legal and regulatory developments.

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

White Mountains Re establishes loss reserves based primarily on the analysis of its actuaries. For current accident year business, the reserve estimate is usually based on an expected loss ratio method. The parameters underlying this method are developed during the underwriting and pricing process. Loss ratio expectations are derived for each contract and these are aggregated by class of business and type of contract. These loss ratios are then applied to the actual earned premiums by class and type of business to estimate ultimate losses. Paid losses are deducted to determine loss and LAE reserves.

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

Loss and loss adjustment expense reserve summary

The following table summarizes the loss and LAE reserve activities of White Mountains’ insurance and reinsurance subsidiaries for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
Millions	2009	2008	2007
Gross beginning balance	$7,400.1	$8,062.1	$8,777.2
Less beginning reinsurance recoverable on unpaid losses	(3,050.4)	(3,467.9)	(4,015.7)
Net loss and LAE reserves	4,349.7	4,594.2	4,761.5

Loss and LAE reserves sold—CCIC	—	(109.6)	—
Loss and LAE reserves sold—IAG	—	(14.4)	—
Loss and LAE reserves acquired—Helicon	—	13.7	—

Losses and LAE incurred relating to:
Current year losses	2,240.6	2,485.2	2,392.8
Prior year losses	(121.5)	21.2	13.6
Total incurred losses and LAE	2,119.1	2,506.4	2,406.4

Net change in loss reserves—Sierra Insurance Group(1)	—	—	(9.1)
Accretion of fair value adjustment to net loss and LAE reserves	12.2	16.9	21.4
Foreign currency translation adjustment to net loss and LAE reserves	23.5	(21.1)	39.7

Loss and LAE paid relating to:
Current year losses	(981.3)	(1,039.8)	(1,080.6)
Prior year losses	(1,512.0)	(1,596.6)	(1,545.1)
Total loss and LAE payments	(2,493.3)	(2,636.4)	(2,625.7)

Net ending balance	4,011.2	4,349.7	4,594.2
Plus ending reinsurance recoverable on unpaid losses	2,790.9	3,050.4	3,467.9
Gross ending balance	$6,802.1	$7,400.1	$8,062.1

(1)          During 2007, White Mountains Re recorded $9.1 of favorable development on its workers compensation reserves relating to its Sierra Insurance Group acquisition. This loss and LAE development was offset in incurred losses and LAE dollar-for-dollar by a change in the principal amount of the adjustable note that White Mountains Re issued as part of the financing of that acquisition (See Note 6)

Loss and LAE development—2009

During the year ended December 31, 2009, White Mountains experienced $121.5 million of net favorable loss reserve development, which consisted of $83.4 million of net favorable loss reserve development at OneBeacon, $30.4 million of net favorable loss reserve development at White Mountains Re and $7.7 million of net favorable loss reserve development at Esurance.

OneBeacon’s net favorable loss reserve development in 2009 was primarily related to lower than expected severity on non-catastrophe losses. The favorable non-catastrophe loss reserve development was primarily related to professional liability lines, commercial package business and other general liability lines and was partially offset by adverse loss reserve development at AutoOne.

Specifically, at December 31, 2008, management had revised its expectations downward with respect to future loss emergence in the professional liability business, which is included in the general liability line of business. The original expectations had initially been based on market analysis when this business was initiated in 2002 and 2003. However, during 2009, losses continued to be significantly lower than these revised expectations. As a result, management lowered its selected reserves on the earliest years of this business. Loss estimates in more recent years were also affected as total loss expectations for later years are based in part on prior years’ results. The impact of this revised estimate was a decrease to professional liability reserves of $60.0 million.

At December 31, 2008, OneBeacon had estimated that future payments from personal injury protection (“PIP”) litigation from its AutoOne business would be approximately $7.8 million.  During 2009, the legal expenses related to this litigation were higher than expected.  As a result, OneBeacon increased estimates of all accident years for AutoOne. The total increase in estimate was $33.3 million.

At December 31, 2008, based on actuarial techniques described above, OneBeacon estimated that IBNR related to multiple peril liability was $173.9 million, or approximately 85% of case reserves of $204.9 million for 2002 and subsequent accident years.  During 2009, case incurred loss and allocated LAE (“ALAE”) was $36.8 million, which was less than expected for this line of business.  As a result of the lower than expected case incurred loss and ALAE during 2009, the actuarial methods based on case incurred losses produced lower estimated ultimate losses for these accident years.  As a result, at December 31, 2009, the IBNR was determined to be $95.4 million, or approximately 73% of the remaining case reserves.  The impact of this revised estimate was a decrease to multiple peril liability reserves of $42.6 million.

At December 31, 2008, based on actuarial techniques described above, OneBeacon estimated that IBNR related to general liability occurrence was $93.9 million, or approximately 275% of case reserves of $34.2 million for 2002 and subsequent accident years.  During 2009, case incurred loss and ALAE was $15.6 million, which was less than expected for this line of business.  As a result of the lower than expected case incurred loss and ALAE during 2009, the actuarial methods based on case incurred losses produced lower estimated ultimate losses for these accident years.  As a result, at December 31, 2009, the IBNR was determined to be $61.6 million, or approximately 214% of the remaining case reserves. The impact of this revised estimate was a decrease to general liability occurrence reserves of $14.1 million.

In addition to the development described for the lines of business above, OneBeacon also recorded changes in IBNR in other lines of business as a result of its review of loss reserves at December 31, 2009 that essentially offset.  The change in IBNR for each other line of business was not individually significant.

White Mountains Re’s net favorable loss reserve development in 2009 is due mainly to a cession under a retrocessional contract related to the 2001 accident year and favorable commutation activity on certain old casualty treaties, partially offset by $17.7 million of additional losses related to A&E exposures.

White Mountains Re’s cession of $20.0 million of losses under a retrocessional reinsurance contract related to the 2001 accident year.  These retroceded losses were substantially offset in pre-tax income by $10.0 million of ceded premiums and $7.2 million of interest charges on funds held under the contract.

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

OneBeacon’s favorable loss reserve development on prior accident year losses in 2008 was primarily related to lower than expected severity on non-catastrophe losses in professional liability in specialty lines and package business in commercial lines and was partially offset by adverse loss reserve development at AutoOne and in run-off.

Specifically, at December 31, 2007, management had revised its expectations downward with respect to future loss emergence in the professional liability business, which is included in the general liability line of business. The original expectations had initially been based on market analysis when this business was initiated in 2002 and 2003. However, during 2008, losses continued to be significantly lower than these revised expectations. As a result, management lowered its selected reserves on the earliest years of this business. Loss estimates in more recent years were also affected as total loss expectations for later years are based in part on prior years’ results. The impact of this revised estimate was a decrease to professional liability reserves of $50.5 million.

At December 31, 2007, OneBeacon had estimated that future payments from PIP litigation from OneBeacon’s NYAIP business would be approximately $14.0 million.  During 2008, the legal expenses related to this litigation were higher than expected as the 2002 accident year neared conclusion.  As a result, OneBeacon increased estimates of all accident years for NYAIP and other similar business in New York.  The total increase in estimate was $10.8 million.

At December 31, 2007, based on actuarial techniques described above, OneBeacon estimated that IBNR related to multiple peril liability was $137.0 million, or approximately 64% of case reserves of $212.8 million for 2002 and subsequent accident years. During 2008, case incurred loss and allocated LAE was $16.2 million, which was less than expected for this line of business. As a result of the lower than expected case incurred loss and ALAE during 2008, the actuarial methods based on case incurred losses produced lower estimated ultimate losses for these accident years. As a result, at December 31, 2008, the IBNR was determined to be $86.9 million, or approximately 64% of the remaining case reserves. The impact of this revised estimate was a decrease to multiple peril liability reserves of $33.8 million.

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

Loss and LAE development—2007

During the year ended December 31, 2007, White Mountains experienced $13.6 million of net adverse loss reserve development on prior accident year loss reserves. Esurance had net adverse loss reserve development of $29.6 million that primarily related to bodily injury claims from prior accident years. White Mountains Re had net adverse loss reserve development of $39.1 million that primarily related to an increase in asbestos and environmental related exposures offset by favorable loss reserve development in property lines. The Other Operations segment had net favorable loss reserve development of $6.8 million primarily due to the settlement of a large claim at British Insurance Company.

OneBeacon’s $48.3 million of favorable loss reserve development on prior accident year losses was primarily related to lower than expected frequency for professional liability in specialty lines and lower than expected severity for automobile liability in personal lines, offset by adverse development for multiple peril and workers compensation, primarily for accident years 2001 and prior.

Specifically, at December 31, 2006, OneBeacon continued to expect losses to emerge in the professional liability business, which is included in the general liability line of business, in line with initial expectations based on market analysis when this business was initiated in 2002 and 2003. During 2007, emerged losses continued to be significantly lower than initial expectations.  As a result, OneBeacon lowered its selected reserves on the earliest years of this business which had some effect on the more recent years as total loss expectations for those years are partially based on results from earlier years.  The impact of this revised estimate was a decrease to professional liability reserves of $79.6 million.

At December 31, 2006, based on actuarial techniques described above, OneBeacon estimated that IBNR related to personal automobile liability was $137.6 million, or approximately 49% of case reserves of $278.7 million for 2002 and subsequent accident years. During 2007, case incurred loss and allocated LAE was $38.4 million, which was less than expected for this relatively short-tail line of business. At December 31, 2007, based on actuarial techniques described above, OneBeacon estimated that IBNR was $66.1 million, or approximately 49% of the remaining case reserves.  The actuarial methods that OneBeacon relied upon to estimate IBNR at December 31, 2007 were similar to those used at December 31, 2006.  The impact of this revised estimate was a decrease to personal automobile liability reserves of $33.0 million.

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

Fair value adjustment to loss and LAE reserves

In connection with purchase accounting for the acquisitions of OneBeacon, Scandinavian Re and Stockbridge Insurance Company, White Mountains was required to adjust loss and LAE reserves and the related reinsurance recoverables to fair value on their respective acquired balance sheets. The net reduction to loss and LAE reserves is being recognized through an income statement charge ratably with and over the period the claims are settled.

White Mountains recognized $12.2 million, $16.9 million and $21.4 million of such charges, recorded as loss and LAE during 2009, 2008 and 2007. As of December 31, 2009, the pre-tax un-accreted adjustment was $29.5 million.

The fair values of OneBeacon’s loss and LAE reserves and related reinsurance recoverables acquired on June 1, 2001, Scandinavian Re’s loss and LAE reserves and related reinsurance recoverables acquired on April 16, 2004, and Stockbridge Insurance Company’s loss and LAE reserves and related reinsurance recoverables acquired on December 22, 2006 were based on the present value of their expected cash flows with consideration for the uncertainty inherent in both the timing of, and the ultimate amount of, future payments for losses and receipts of amounts recoverable from reinsurers. In estimating fair value, management discounted the nominal loss reserves of OneBeacon (net of the effects of reinsurance obtained from the NICO Cover, as defined below and the GRC Cover, as defined below), Scandinavian Re and Stockbridge Insurance Company to their present value using an applicable risk-free discount rate. The series of future cash flows related to such loss payments and reinsurance recoveries were developed using OneBeacon’s, Scandinavian Re’s and Stockbridge Insurance Company’s historical loss data. The resulting discount was reduced by the “price” for bearing the uncertainty inherent in OneBeacon’s, Scandinavian Re’s and Stockbridge Insurance Company’s net loss reserves in order to estimate fair value. This was approximately 11%, 12% and 2% of the present value of the expected underlying cash flows of the loss reserves and reinsurance recoverables of OneBeacon, Scandinavian Re and Stockbridge Insurance Company, respectively, which is believed to be reflective of the cost OneBeacon, Scandinavian Re and Stockbridge Insurance Company would incur if they had attempted to reinsure the full amount of its net loss and LAE reserves with a third party reinsurer.

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

In the study, White Mountains Re sought to include adequate provision for future reported claims, premises/operations coverage (in addition to products liability coverage), and future adverse court decisions. To estimate this provision, White Mountains Re measured the changes in individual insured estimates from the 2005 study to the 2007 study to estimate future reported losses. The combined effect of these estimates resulted in an increase of $51.6 million in IBNR for asbestos losses and LAE.  In 2008, White Mountains Re recorded $11.0 million of IBNR losses and LAE, reflecting an increase in paid losses and LAE observed in that quarter.  This amount was developed by analyzing the claim payment activity WMRe America experienced and comparing this activity to what was expected to emerge since the last asbestos study in December 2007.  In 2009, a similar analysis resulted in White Mountains Re recording $18.4 million of additional asbestos losses.

White Mountains Re reviewed WMRe America’s exposure to environmental losses using industry benchmarks known as “survival ratios”. The survival ratio, computed as a company’s A&E reserves divided by the average of its last three years’ net loss payments, indicates approximately how many more years of payments the current reserves can support, assuming future yearly payments are consistent with the average three-year historical levels.  White Mountains Re’s A&E three year survival ratio was 11.6 years at December 31, 2009 and 12.7 years at December 31, 2008.

Immediately prior to White Mountains’ acquisition of OneBeacon, Aviva caused OneBeacon to purchase a reinsurance contract with National Indemnity Company (“NICO”) under which OneBeacon is entitled to recover from NICO up to $2.5 billion in the future for asbestos claims arising from business written by OneBeacon in 1992 and prior, environmental claims arising from business written by OneBeacon in 1987 and prior, and certain other exposures (the “NICO Cover”). Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon’s third party reinsurers in existence at the time the NICO Cover was executed (“Third Party Recoverables”). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. Any amounts uncollectible from third party reinsurers due to dispute or the reinsurers’ financial inability to pay are covered by NICO under its agreement with OneBeacon. Third Party Recoverables are typically for the amount of loss in excess of a stated level each year. Of claim payments in the past 11 years, approximately 46% of asbestos and environmental losses have been recovered under the historical third party reinsurance.

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

As noted above, OneBeacon estimates that on an incurred basis it has used approximately $2.2 billion of the coverage provided by NICO at December 31, 2009.  Since entering into the NICO Cover, approximately 4% of the $2.2 billion of utilized coverage relates to uncollectible Third Party Recoverables and settlements on Third Party Recoverables through December 31, 2009.  Net losses paid by NICO totaled approximately $1.2 billion as of December 31, 2009, with $118.0 million paid in 2009.  Asbestos payments during 2009 reflect payments resulting from intensified efforts by claimants to resolve asbestos claims prior to enactment of potential U.S. federal asbestos legislation. To the extent that OneBeacon’s estimate of ultimate A&E losses and Third Party Recoverables differs from actual experience, the remaining protection under the NICO Cover may be more or less than the $320.2 million that OneBeacon estimates remained at December 31, 2009.

White Mountains’ reserves for A&E losses at December 31, 2009 represent management’s best estimate of its ultimate liability based on information currently available. However, as case law expands, and medical and clean-up costs increase and industry settlement practices change, White Mountains may be subject to asbestos and environmental losses beyond currently estimated amounts. White Mountains cannot reasonably estimate at the present time loss reserve additions arising from any such future adverse developments and cannot be sure that allocated loss reserves, plus the remaining capacity under the NICO Cover and other reinsurance contracts, will be sufficient to cover additional liability arising from any such adverse developments.

The following tables summarize reported asbestos and environmental loss and LAE reserve activities (gross and net of reinsurance) for OneBeacon, White Mountains Re and White Mountains’ Other Operations, consisting of American Centennial and British Insurance Company (until their disposition in 2008) for the years ended December 31, 2009, 2008 and 2007, respectively:

OneBeacon

Net A&E Loss

Reserve Activity

	Year Ended December 31,
	2009			2008			2007
Millions	Gross	Pre-NICO Net(1)	Net	Gross	Pre-NICO Net(1)	Net	Gross	Pre-NICO Net(1)	Net
Asbestos:
Beginning balance	$1,098.4	$741.5	$6.5	$1,155.9	$699.7	$7.2	$1,227.6	$766.6	$6.8
Incurred losses and LAE	1.0	—	—	37.8	114.5	—	14.7	—	—
Paid losses and LAE	(113.8)	(52.7)	—	(95.3)	(72.7)	(.7)	(86.4)	(66.9)	.4
Ending balance	985.6	688.8	6.5	1,098.4	741.5	6.5	1,155.9	699.7	7.2
Environmental:
Beginning balance	470.3	261.2	5.5	577.1	342.5	6.0	678.0	394.6	10.6
Incurred losses and LAE	4.9	5.0	5.0	(74.3)	(56.2)	2.6	(18.3)	—	—
Paid losses and LAE	(124.5)	(47.6)	(2.9)	(32.5)	(25.1)	(3.1)	(82.6)	(52.1)	(4.6)
Ending balance	350.7	218.6	7.6	470.3	261.2	5.5	577.1	342.5	6.0
Total asbestos and environmental:
Beginning balance	1,568.7	1,002.7	12.0	1,733.0	1,042.2	13.2	1,905.6	1,161.2	17.4
Incurred losses and LAE	5.9	5.0	5.0	(36.5)	58.3	2.6	(3.6)	—	—
Paid losses and LAE	(238.3)	(100.3)	(2.9)	(127.8)	(97.8)	(3.8)	(169.0)	(119.0)	(4.2)
Ending balance	$1,336.3	$907.4	$14.1	$1,568.7	$1,002.7	$12.0	$1,733.0	$1,042.2	$13.2

(1)          Represents A&E reserve activity, net of third party reinsurance, but prior to the NICO Cover.

White Mountains Re

Net A&E Loss Reserve Activity

	Year Ended December 31,
	2009		2008		2007
Millions	Gross	Net	Gross	Net	Gross	Net
Asbestos:
Beginning balance	$173.7	$138.5	$181.9	$142.1	$135.6	$101.2
Incurred losses and LAE	24.7	18.4	11.5	10.7	58.6	51.6
Paid losses and LAE	(11.4)	(10.3)	(19.7)	(14.3)	(12.3)	(10.7)
Ending balance	187.0	146.6	173.7	138.5	181.9	142.1
Environmental:
Beginning balance	24.5	20.1	26.7	21.0	15.8	11.1
Incurred losses and LAE	(.8)	(.7)	—	.7	12.9	11.6
Paid losses and LAE	(1.5)	(1.5)	(2.2)	(1.6)	(2.0)	(1.7)
Ending balance	22.2	17.9	24.5	20.1	26.7	21.0
Total asbestos and environmental:
Beginning balance	198.2	158.6	208.6	163.1	151.4	112.3
Incurred losses and LAE	23.9	17.7	11.5	11.4	71.5	63.2
Paid losses and LAE	(12.9)	(11.8)	(21.9)	(15.9)	(14.3)	(12.4)
Ending balance	$209.2	$164.5	$198.2	$158.6	$208.6	$163.1

Other Operations

Net A&E Loss Reserve Activity(1)

	Year Ended December 31,
	2008		2007
Millions	Gross	Net	Gross	Net
Asbestos:
Beginning balance	$20.4	$20.2	$48.4	$47.1
Incurred losses and LAE	(.6)	(.6)	(21.7)	(20.6)
Paid losses and LAE	(.5)	(.5)	(6.3)	(6.3)
Outgoing asbestos reserves due to sale of IAG	(19.3)	(19.1)	—	—
Ending balance	—	—	20.4	20.2
Environmental:
Beginning balance	6.1	6.0	9.1	9.1
Incurred losses and LAE	4.5	4.5	(1.9)	(2.0)
Paid losses and LAE	—	—	(1.1)	(1.1)
Outgoing environmental reserves due to sale of IAG	(10.6)	(10.5)	—	—
Ending balance	—	—	6.1	6.0
Total asbestos and environmental:
Beginning balance	26.5	26.2	57.5	56.2
Incurred losses and LAE	3.9	3.9	(23.6)	(22.6)
Paid losses and LAE	(.5)	(.5)	(7.4)	(7.4)
Outgoing A&E reserves due to sale of IAG	(29.9)	(29.6)	—	—
Ending balance	$—	$—	$26.5	$26.2

(1)         American Centennial and British Insurance Company, two insurance subsidiaries that have been in run-off since 1985, were sold in 2008 as part of the Berkshire Exchange (See Note 2).  The asbestos and environmental reserve activity for White Mountains’ other operations were comprised of American Centennial and British Insurance Company. The majority of the A&E reserves from other operations were recorded at American Centennial.

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

	Year ended December 31, 2009
Millions	OneBeacon	White Mountains Re	Esurance	Other Insurance Operations	Total
Written premiums:
Direct	$2,061.3	$107.3	$761.6	$—	$2,930.2
Assumed	58.6	889.2	19.6	—	967.4
Gross written premiums	2,119.9	996.5	781.2	—	$3,897.6
Ceded	(213.2)	(189.7)	(2.7)	—	(405.6)
Net written premiums	$1,906.7	$806.8	$778.5	$—	$3,492.0
Earned premiums:
Direct	$2,122.4	$107.2	$764.1	$—	$2,993.7
Assumed	66.8	927.5	20.6	—	1,014.9
Gross earned premiums	2,189.2	1,034.7	784.7	—	4,008.6
Ceded	(229.7)	(175.9)	(2.6)	—	(408.2)
Net earned premiums	$1,959.5	$858.8	$782.1	$—	$3,600.4
Losses and LAE:
Direct	$1,137.3	$68.8	$585.5	—	$1,791.6
Assumed	40.8	492.2	13.0	—	546.0
Gross losses and LAE	1,178.1	561.0	598.5	—	2,337.6
Ceded	(56.2)	(142.2)	(20.1)	—	(218.5)
Net losses and LAE	$1,121.9	$418.8	$578.4	$—	$2,119.1

	Year ended December 31, 2008
Millions	OneBeacon	White Mountains Re	Esurance	Other Insurance Operations	Total
Written premiums:
Direct	$2,154.0	$86.2	$802.1	$—	$3,042.3
Assumed	60.0	989.9	24.3	—	1,074.2
Gross written premiums	2,214.0	1,076.1	826.4	—	4,116.5
Ceded	(250.9)	(145.0)	(3.0)	—	(398.9)
Net written premiums	$1,963.1	$931.1	$823.4	$—	$3,717.6
Earned premiums:
Direct	$2,078.0	$100.7	$807.9	$—	$2,986.6
Assumed	53.6	1,045.8	25.6	—	1,125.0
Gross earned premiums	2,131.6	1,146.5	833.5	—	4,111.6
Ceded	(252.6)	(145.7)	(3.3)	—	(401.6)
Net earned premiums	$1,879.0	$1,000.8	$830.2	$—	$3,710.0
Losses and LAE:
Direct	$1,262.1	$59.9	$619.5	$1.4	$1,942.9
Assumed	34.2	758.5	16.1	.2	809.0
Gross losses and LAE	1,296.3	818.4	635.6	1.6	2,751.9
Ceded	(170.1)	(73.4)	.2	(2.2)	(245.5)
Net losses and LAE	$1,126.2	$745.0	$635.8	$(.6)	$2,506.4

	Year ended December 31, 2007
Millions	OneBeacon	White Mountains Re	Esurance	Other Insurance Operations	Total
Written premiums:
Direct	$2,041.3	$107.4	$773.5	$—	$2,922.2
Assumed	50.6	1,187.9	29.0	—	1,267.5
Gross written premiums	2,091.9	1,295.3	802.5	—	4,189.7
Ceded	(227.5)	(199.6)	(4.0)	—	(431.1)
Net written premiums	$1,864.4	$1,095.7	$798.5	$—	$3,758.6
Earned premiums:
Direct	$2,017.4	$108.2	$736.8	$—	$2,862.4
Assumed	54.6	1,235.2	30.5	—	1,320.3
Gross earned premiums	2,072.0	1,343.4	767.3	—	4,182.7
Ceded	(198.4)	(196.6)	(4.0)	—	(399.0)
Net earned premiums	$1,873.6	$1,146.8	$763.3	$—	$3,783.7
Losses and LAE:
Direct	$1,172.0	$87.8	$598.2	$2.0	$1,860.0
Assumed	(11.1)	787.5	26.0	(8.6)	793.8
Gross losses and LAE	1,160.9	875.3	624.2	(6.6)	2,653.8
Ceded	(71.1)	(174.3)	(1.8)	(.2)	(247.4)
Net losses and LAE	$1,089.8	$701.0	$622.4	$(6.8)	$2,406.4

OneBeacon

In the ordinary course of its business, OneBeacon purchases reinsurance from high-quality, highly rated, third party reinsurers in order to minimize loss from large risks or catastrophic events.

The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could be material to OneBeacon’s operating results and financial position. Examples of catastrophes include losses caused by earthquakes, wildfires, hurricanes and other types of storms and terrorist acts. The extent of losses caused by catastrophes is a function of the amount and type of insured exposure in an area affected by the event as well as the severity of the event. OneBeacon continually assesses and implements programs to manage its exposure to catastrophe losses through individual risk selection and by limiting its concentration of insurance written in catastrophe-prone areas, such as coastal regions. In addition, OneBeacon imposes wind deductibles on existing coastal windstorm exposures. OneBeacon’s largest single event natural catastrophe exposures are Northeastern United States windstorms and California earthquakes. OneBeacon uses probable maximum loss (“PML”) forecasting to quantify its exposure to catastrophic losses. PML is a statistical modeling technique that measures a company’s catastrophic exposure as the probable maximum loss in a given time period.

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

OneBeacon estimates its individual retention level for commercial policies subject to the Terrorism Act to be approximately $177 million in 2010, which is based on 2009’s net written premiums. The federal government will pay 85% of covered terrorism losses that exceed OneBeacon’s or the industry’s retention levels in 2010 up to a total of $100 billion.

OneBeacon seeks to further reduce its potential loss from catastrophe exposures through the purchase of catastrophe reinsurance. Effective July 1, 2009, OneBeacon renewed its property catastrophe reinsurance program through June 30, 2010. The program provides coverage for all OneBeacon property business including automobile physical damage, as well as acts of terrorism unless committed on behalf of a foreign interest (or utilizing nuclear, biological, chemical or radiological devices).  Under the program, the first $100 million of losses resulting from a single catastrophe are retained by OneBeacon and the next $750 million of losses resulting from the catastrophe are reinsured.  Any loss above $850 million would be retained by OneBeacon. In the event of a catastrophe, OneBeacon’s property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.

Effective January 1, 2009, OneBeacon entered into a quota share agreement with a group of reinsurers to cede 30% of written premiums from OneBeacon’s Northeast homeowners business written through OneBeacon Insurance Company (“OBIC”) and its subsidiary companies, along with Adirondack Insurance Exchange (“Adirondack Insurance”) and New Jersey Skylands Insurance Association (“New Jersey Skylands”) in New York and New Jersey, respectively. The program provides supplemental protection to previously established reinsurance. During the year ended December 31, 2009, OneBeacon ceded $59.9 million of written premiums under this quota share agreement. Effective January 1, 2010, OneBeacon renewed the quota share agreement.

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

OneBeacon also maintains a casualty reinsurance program that provides protection for individual risk or catastrophe losses involving workers compensation, general liability, automobile liability, professional liability or umbrella liability in excess of $6 million up to $81 million.  Corporate accident losses are covered up to $95 million excess of $35 million.  This program provides coverage for terrorism losses but does not provide coverage for losses resulting from nuclear, biological, chemical or radiological terrorist attacks.

In 2001, OneBeacon purchased reinsurance contracts with two reinsurance companies rated “AA+” (Very Strong, the second highest of twenty-one financial strength ratings) by Standard & Poor’s and “A++” (Superior, the highest of fifteen ratings) by A.M. Best. One contract is a reinsurance cover with NICO which entitles OneBeacon to recover up to $2.5 billion in ultimate loss and LAE incurred related primarily to A&E claims arising from business written by OneBeacon’s predecessor prior to 1992 for asbestos claims and 1987 for environmental claims. As of December 31, 2009, OneBeacon has ceded estimated incurred losses of approximately $2.2 billion to the NICO Cover. Through December 31, 2009 $1.2 billion of these incurred losses have been paid by NICO.  Since entering into the NICO Cover, approximately 4% of the $2.2 billion of utilized coverage relates to uncollectible Third Party Recoverables and settlements on Third Party Recoverables through December 31, 2009.

The other contract is a reinsurance cover with General Reinsurance Corporation, or GRC, for up to $570 million of additional losses on all claims arising from accident years 2000 and prior. As of December 31, 2009, OneBeacon has ceded estimated incurred losses of $550 million to the GRC Cover. Pursuant to the GRC Cover, OneBeacon is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OneBeacon intends to only seek reimbursement from GRC for claims which result in payment patterns similar to those supporting the recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OneBeacon on its investments. This cost, if any, is expected to be nominal.

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

Top Reinsurers ($ in millions)	Balance at December 31, 2009	% of Total	A.M. Best Rating(1)
National Indemnity Company and General Reinsurance Corporation(2)	$1,849.0	77%	A++
Tokio Marine and Nichido Fire (3)	75.8	3%	A++
Munich Reinsurance America	41.1	2%	A+
QBE Insurance Corporation	36.0	2%	A
Swiss Re Group	19.0	1%	A

(1)          A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen financial strength ratings), “A+” (Superior, which is the second highest of fifteen financial strength ratings) and “A” (Excellent, which is the third highest of fifteen financial strength ratings). Ratings are as of December 31, 2009.

(2)          Includes $320.2 of Third Party Recoverables, which NICO would pay under the terms of the NICO Cover if they are unable to collect from third party reinsurers. OneBeacon also has an additional $133.9 of Third Party Recoverables from various reinsurers, the majority of which are rated “A” or better by A.M. Best.

(3)          Includes $39.1 of reinsurance recoverables from various third party reinsurers that are guaranteed by Tokio Marine and Nichido Fire under the terms of a 100% quota share reinsurance agreement between Houston General Insurance Company and Tokio Marine and Nichido Fire.

White Mountains Re

White Mountains Re’s reinsurance protection for 2009 and 2008 primarily consisted of pro-rata and excess of loss protection to cover WMRe Sirius’ property catastrophe, aviation, and credit exposures. These reinsurance protections are designed to increase underwriting capacity, where appropriate, and to reduce potential loss exposure to any large event or frequency of smaller catastrophe events.

At April 1, 2009, White Mountains Re purchased two group catastrophe excess of loss covers for a total cost of $5.5 million.  This reinsurance protection has a total limit of $65.0 million from multiple retrocessionaires.  The group excess of loss covers were purchased to protect White Mountains Re’s balance sheet from the adverse impact of the occurrence of earthquake-related events worldwide excluding the United States of America and Japan (“Loss Event”), primarily through March 31, 2010.  The catastrophe excess of loss covers all the White Mountains Re operating subsidiaries.  In the fourth quarter of 2009, WMRe Sirius purchased three Industry Loss Warranty Covers (“ILW”) that cover the adverse impact of the occurrence of wind and flood catastrophe events in Europe.  The ILWs cost $2.9 million and primarily expire in October 2010.  During 2008, White Mountains Re also purchased two ILWs that covered adverse impact of the occurrence of wind and flood catastrophic events in the Northeastern United States, primarily through December 31, 2008.  Also during 2008, WMRe purchased group excess of loss retrocessional protection for its non-U.S. and non-Japan earthquake-related exposures.

For the year ended December 31, 2007, the majority of White Mountains Re’s reinsurance protection was provided through WMRe America’s quota share retrocessional arrangements with Olympus Reinsurance Company Ltd. (“Olympus”) and Helicon and through quota share and excess of loss protection purchased by WMRe Sirius to cover WMRe Sirius’s property catastrophe and aviation exposures. These reinsurance protections are designed to increase White Mountains Re’s underwriting capacity, where appropriate, and to reduce its potential loss exposure to any large, or series of smaller, catastrophe events.

WMRe America ceded 35% of its 2007 underwriting year short-tailed excess of loss business, mainly property, to Olympus and Helicon with each sharing approximately 55% and 45%, respectively. White Mountains Re received fee income based on premiums ceded to Olympus and Helicon. WMRe America did not renew the quota share arrangements with Olympus and Helicon for 2008. Helicon was acquired by White Mountains Re on January 7, 2008. Olympus will continue to be responsible to pay losses on exposures that have been ceded to it and will continue to earn premiums related primarily to the run-off of underwriting year 2007.

White Mountains Re is also entitled to receive a profit commission with respect to the profitability of the business recommended to Olympus and Helicon. However, this profit commission arrangement is subject to a deficit carryforward whereby net underwriting losses from one year carryover to future years. As a result of the Gulf Coast hurricanes and several other significant loss events during 2005, Olympus recorded substantial net underwriting losses. Accordingly, White Mountains Re did not record a profit commission from Olympus or Helicon during 2008 or 2007 and does not expect to record profit commissions from Olympus or Helicon for the foreseeable future.

At December 31, 2009 and 2008, White Mountains Re had $78.5 million and $118.4 million of reinsurance recoverables from Olympus. White Mountains Re’s reinsurance recoverables from Olympus recorded as of December 31, 2009, are fully collateralized in the form of assets in a trust, funds held and offsetting balances payable.

In 2000, WMRe America purchased a reinsurance contract from Imagine Re (the “Imagine Cover”) to reduce its statutory operating leverage and protect its surplus from adverse development relating to A&E exposures as well as the reserves assumed in certain recent acquisitions. In accordance with FAS 113, the amounts related to reserves transferred to Imagine Re for liabilities incurred as a result of past insurable events have been accounted for as retroactive reinsurance. At December 31, 2009 and 2008, WMRe America’s reinsurance recoverables included $125.7 million and $146.6 million recorded under the Imagine Cover. All balances due from Imagine are fully collateralized with WMRe America as the beneficiary of invested assets in a trust.  As of December 31, 2009 and 2008, the entire $115.0 million limit available under this contract had been fully utilized.

At December 31, 2009 and 2008, WMRe America had recorded $16.3 million and $20.9 million in deferred gains related to retroactive reinsurance with Imagine Re. White Mountains Re is recognizing these deferred gains into income over the expected settlement period of the underlying claims, and accordingly recognized $4.6 million, $4.6 million and $3.9 million of such deferred gains during 2009, 2008 and 2007.

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

Top Reinsurers ($ in millions)	Balance at December 31, 2009	% of Total	A.M. Best Rating(2)	% Collateralized
Imagine Re(1)	$125.7	21%	NR-5	100%
Olympus(1)(3)	78.5	13%	NR-5	100%
London Life(1)	77.8	13%	A	100%
General Re	46.0	8%	A++	2%
Swiss Re Group	43.6	7%	A	2%

(1)          Represents non-U.S. insurance entities which balances are fully collateralized through funds held, letters of credit or trust agreements.

(2)          A.M. Best ratings as detailed above are: “NR-5” (Not formally followed), “A++” (Superior, which is the highest of fifteen financial strength ratings), and “A” (Excellent, which is the third highest of fifteen financial strength ratings). Ratings are as of December 31, 2009.

(3)          Gross of $15.2 due to Olympus under an indemnity agreement with WMRe America.

NOTE 5. Investment Securities

White Mountains’ net investment income is comprised primarily of interest income associated with White Mountains’ fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments. Net investment income for 2009, 2008 and 2007 consisted of the following:

	Year Ended December 31,
Millions	2009	2008	2007
Investment income:
Fixed maturity investments	$266.7	$346.0	$397.1
Short-term investments	5.7	44.4	72.6
Common equity securities	4.9	28.1	24.3
Convertible fixed maturity investments	8.2	6.8	7.7
Other long-term investments	4.2	1.4	46.1
Interest on funds held under reinsurance treaties	(7.3)	.5	1.3
Total investment income	282.4	427.2	549.1
Less third-party investment expenses	(10.0)	(16.9)	(16.1)
Net investment income, pre-tax	$272.4	$410.3	$533.0

Net realized and unrealized investment gains and losses

White Mountains recognized $395.8 million, $(1,157.1) million, and $263.2 million of net realized and unrealized investment gains (losses) for the years ended December 31, 2009, 2008, and 2007.

Net realized investment gains (losses)

Net realized investment gains (losses) for 2009, 2008 and 2007 consisted of the following:

	Year Ended December 31,
Millions	2009	2008	2007
Fixed maturity investments	$(6.8)	$(92.3)	$14.8
Short-term investments	.2	—	—
Common equity securities	(47.8)	(385.7)	123.1
Convertible fixed maturity investments	15.9	(17.7)	13.4
Other long-term investments	(20.7)	(73.0)	111.9
Net realized investment (losses) gains, pre-tax	(59.2)	(568.7)	263.2
Income taxes attributable to realized investment (losses) and gains	15.0	165.4	(85.8)
Net realized investment (losses) gains, after-tax	$(44.2)	$(403.3)	$177.4

Net realized investment (losses) gains from other long-term investments includes investment gains (losses) of $11.2 million, $(50.0) million, and $23.3 million for 2009, 2008, and 2007 on the Symetra warrants.

White Mountains recognized gross realized investment gains of $172.7 million, $138.7 million and $350.9 million and gross realized investment losses of $231.9 million, $707.4 million and $87.7 million on sales of investment securities during 2009, 2008 and 2007.

As of December 31, 2009 and 2008, White Mountains reported $9.1 million and $7.5 million in accounts payable on unsettled investment purchases and $27.6 million and $78.2 million in accounts receivable on unsettled investment sales.

Net unrealized investment gains (losses)

The following table summarizes changes in the carrying value of investments measured at fair value:

	Year Ended December 31, 2009			Year Ended December 31, 2008
Millions	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings
Fixed maturities	$355.8	$(53.6)	$302.2	$(259.7)	$73.8	$(185.9)
Common equity securities	58.6	(9.9)	48.7	(255.4)	18.3	(237.1)
Short-term investments	(.3)	1.6	1.3	.2	.3	.5
Convertible fixed maturity investments	40.6	—	40.6	(26.9)	—	(26.9)
Other long-term investments	67.2	(5.0)	62.2	(148.9)	9.9	(139.0)
Net unrealized investment gains (losses), pre-tax	$521.9	$(66.9)	$455.0	$(690.7)	$102.3	$(588.4)

White Mountains recognized after-tax net unrealized investment gains (losses) of $307.5 million and $(405.2) million for the years ended December 31, 2009 and 2008.

The components of White Mountains’ change in unrealized investment gains, after-tax, as recorded on the statements of operations and comprehensive (loss) income were as follows:

	Year Ended December 31,
Millions	2009	2008	2007
Net change in pre-tax unrealized gains recognized through AOCI for investment securities held	$—	$—	$214.6
Net change in pre-tax unrealized losses from investments in unconsolidated affiliates	192.7	(193.4)	(2.2)
Net change in pre-tax unrealized investment (losses) gains for investments held	192.7	(193.4)	212.4
Income taxes attributable to investments held	(.3)	.4	(73.5)
Net change in unrealized (losses) gains for investments held, after tax	192.4	(193.0)	138.9

Recognition of pre-tax net unrealized gains, previously included in AOCI for investments sold	—	—	(204.8)
Income taxes attributable to investments sold	—	—	77.7
Recognition of net unrealized gains for investments sold, after tax (1)	—	—	(127.1)

Net change in unrealized gains (losses) through AOCI before minority interest	192.4	(193.0)	11.8
Noncontrolling interest	—	—	1.2
Net change in unrealized gains (losses) through AOCI	192.4	(193.0)	13.0
Change in net unrealized foreign currency gains (losses) on investments through AOCI, after-tax	135.9	(244.3)	31.9
Total investments (losses) gains through AOCI	328.3	(437.3)	44.9

Change in net unrealized investments through earnings, pre-tax	455.0	(588.4)	—
Income taxes	(147.5)	183.2	—
Change in net unrealized investment gains (losses), after-tax (1)	307.5	(405.2)	—

Net realized investment gains, after-tax	(44.2)	(403.3)	177.4
Total investment gains (losses) recorded during the period, after-tax	$591.6	$(1,245.8)	$222.3

(1)

Prior to 1/1/2008, White Mountains recognized changes in fair value of available for sale securities through accumulated other comprehensive income (“AOCI”). Upon adoption of FAS 159 on 1/1/2008, changes in fair value on investment securities are now classified as trading and are recognized through earnings.

Securities Lending

During 2009, OneBeacon and White Mountains Re exited their securities lending programs.  As of December 31, 2009, all loaned securities under the OneBeacon program had been returned except for two illiquid instruments for which OneBeacon holds $1.7 million in collateral.  As of December 31, 2009, all loaned securities under the White Mountains Re program had been returned and all collateral returned to borrowers.

White Mountains recorded $14.8 million of net realized and unrealized investment losses during 2008 associated with its securities lending programs and $8.0 million of net realized and unrealized investment gains during 2009 prior to exiting the programs.  Subsequently in 2009, White Mountains recorded $2.6 million of net realized and unrealized gains on the securities returned to White Mountains upon exit from the programs.

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses, and carrying values of White Mountains’ fixed maturity investments as of December 31, 2009 and 2008, were as follows:

	December 31, 2009
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains(losses)	Carrying value
U.S. Government obligations	$779.6	$19.7	$(.3)	$.1	$799.1
Debt securities issued by industrial corporations	2,318.2	126.5	(10.2)	(9.4)	2,425.1
Municipal obligations	4.7	.2	—	—	4.9
Mortgage-backed and asset-backed securities	2,066.4	34.2	(27.9)	4.2	2,076.9
Foreign government, agency and provincial obligations	697.5	19.6	(.3)	4.2	721.0
Preferred stocks	73.7	.8	(.3)	—	74.2
Total fixed maturity investments	$5,940.1	$201.0	$(39.0)	$(.9)	$6,101.2

	December 31, 2008
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government obligations	$785.3	$24.4	$(14.3)	$3.5	$798.9
Debt securities issued by industrial corporations	1,746.9	25.0	(112.2)	(12.4)	1,647.3
Municipal obligations	7.4	.3	(.1)	—	7.6
Mortgage-backed and asset-backed securities	2,321.1	21.2	(138.4)	37.3	2,241.2
Foreign government, agency and provincial obligations	696.6	28.3	(8.0)	14.2	731.1
Preferred stocks	74.2	.1	(19.9)	—	54.4
Total fixed maturity investments	$5,631.5	$99.3	$(292.9)	$42.6	$5,480.5

The cost or amortized cost and carrying value of White Mountains’ fixed maturity investments and convertible fixed maturity investments, at December 31, 2009 is presented below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2009
Millions	Cost or amortized cost	Carrying value
Due in one year or less	$409.8	$414.0
Due after one year through five years	2,750.3	3,024.6
Due after five years through ten years	698.0	574.7
Due after ten years	152.8	169.9
Mortgage-backed and asset-backed securities	2,066.4	2,076.9
Preferred stocks	73.7	74.2
Total	$6,151.0	$6,334.3

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses, and carrying values of White Mountains’ common equity securities, convertible fixed maturities and other investments as of December 31, 2009 and 2008, were as follows:

	December 31, 2009
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
Common equity securities	$415.5	$40.2	$(8.5)	$11.3	$458.5
Convertible fixed maturities	$210.9	$22.3	$(.1)	$—	$233.1
Other long-term investments	$309.0	$51.3	$(19.9)	$.9	$341.3

	December 31, 2008
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
Common equity securities	$558.4	$18.0	$(44.9)	$21.2	$552.7
Convertible fixed maturities	$327.3	$3.2	$(21.7)	$—	$308.8
Other long-term investments	$431.2	$44.2	$(65.2)	$6.0	$416.2

White Mountains’ consolidated insurance and reinsurance operations are required to maintain deposits with certain insurance regulatory agencies in order to maintain their insurance licenses. The fair value of such deposits totaled $243.2 million and $291.0 million as of December 31, 2009 and 2008.

Sales and maturities of investments, excluding short-term investments, totaled $4,068.3 million, $6,412.2 million and $8,435.8 million for the years ended December 31, 2009, 2008 and 2007. There were no non-cash exchanges or involuntary sales of investment securities during 2009, 2008 or 2007.

Fair value measurements at December 31, 2009

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

White Mountains uses observable inputs for the vast majority of its investment portfolio. Fair value measurements for securities for which quoted prices are unavailable are estimated based upon reference to observable inputs such as benchmark interest rates, matrix pricing, market comparables, broker quotes and other relevant inputs. In circumstances where quoted prices or observable inputs are adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the fair value hierarchy. Other long-term investments, which comprises limited partnerships and limited liability corporations, such as hedge funds and private equity funds for which the FAS 159 (included in ASC 825-10) fair value option has been elected are carried at fair value based upon White Mountains’ proportionate interest in the underlying partnership’s or fund’s net asset value, which is deemed to approximate fair value.  The fair value of White Mountains’ investments in hedge funds and private equity funds has been estimated using net asset value because it reflects the fair value of the funds’ underlying investments. White Mountains employs a number of procedures to assess the reasonableness of the fair value measurements for its other long-term investments, including obtaining and reviewing each fund’s audited financial statements and discussing each fund’s pricing with the fund’s manager. However, since the fund managers do not provide sufficient information to evaluate the pricing inputs and methods for each underlying investment, the inputs are considered to be unobservable. Accordingly, the fair values of White Mountains’ investments in hedge funds and private equity funds have been classified as Level 3. In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using currently market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund’s net asset value. In circumstances where White Mountains’ portion of a fund’s net asset value is deemed to differ from fair value due to illiquidity or other factors associated with White Mountains’ investment in the fund, the net asset value is adjusted accordingly.  At December 31, 2009 and 2008, White Mountains did not record an adjustment to the net asset value related to its investments in hedge funds or private equity funds.

The following tables summarize White Mountains’ fair value measurements for investments at December 31, 2009 and 2008, by level.  The fair value measurements for derivative assets associated with White Mountains’ variable annuity business are presented in Note 8.

	December 31, 2009
Millions	Fair value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
US Government obligations	$799.1	$725.7	$72.5	$.9
Debt securities issued by industrial corporations	2,425.1	—	2,419.2	5.9
Municipal obligations	4.9	—	4.9	—
Mortgage-backed and asset-backed securities	2,076.9	—	2,034.6	42.3
Foreign government, agency and provincial obligations	721.0	112.4	608.6	—
Preferred stocks	74.2	—	4.2	70.0
Fixed maturities	6,101.2	838.1	5,144.0	119.1
Common equity securities	458.5	281.8	50.5	126.2
Convertible fixed maturity investments	233.1	—	233.1	—
Short-term investments	2,098.4	2,091.9	6.5	—
Other long-term investments (1)	325.6	—	—	325.6
Total investments	$9,216.8	$3,211.8	$5,434.1	$570.9

(1) Excludes the carrying value of $15.7 associated with other long-term investments accounted for using the equity method.

	December 31, 2008
Millions	Fair value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
US Government obligations	$798.9	$597.4	$201.5	$—
Debt securities issued by industrial corporations	1,647.3	—	1,646.6	.7
Municipal obligations	7.6	—	7.6	—
Mortgage-backed and asset-backed securities	2,241.2	—	2,136.7	104.5
Foreign government, agency and provincial obligations	731.1	92.0	639.1	—
Preferred stocks	54.4	—	3.2	51.2
Fixed maturities	5,480.5	689.4	4,634.7	156.4
Common equity securities	552.7	399.2	40.2	113.3
Convertible fixed maturity investments	308.8	—	308.8	—
Short-term investments	2,244.5	2,244.5	—	—
Other long-term investments (1)	401.2	—	—	401.2
Total investments	$8,987.7	$3,333.1	$4,983.7	$670.9

(1) Excludes the carrying value of $15.0 associated with other long-term investments accounted for using the equity method.

In addition to the investment portfolio described above, White Mountains has $51.4 million and $41.8 million of investment-related liabilities recorded at fair value and included in other liabilities as of December 31, 2009 and 2008.  These liabilities relate to securities that have been sold short by limited partnerships that White Mountains invests in and is required to consolidate under GAAP.  All of the liabilities included have been deemed to have a Level 1 designation.

White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturities at December 31, 2009 comprise of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.

The following table summarizes the changes in White Mountains’ Level 3 fair value measurements for the year ended December 31, 2009:

Millions	Fixed maturities	Common equity securities	Convertible fixed maturities	Other investments	Total
Balance at January 1, 2009	$156.4	$113.3	$—	$401.2	$670.9
Total realized and unrealized gains	32.4	13.8	.2	4.7	51.1
Purchases	48.6	.2	4.8	56.0	109.6
Sales	(58.7)	(.9)	(1.5)	(136.3)	(197.4)
Transfers in	134.7	—	—	—	134.7
Transfers out	(194.3)	(.2)	(3.5)	—	(198.0)
Balance at December 31, 2009	$119.1	$126.2	$—	$325.6	$570.9

Level 3 measurements — transfers in and out

“Transfers in” for the year ended December 31, 2009 are comprised of securities for which observable inputs became unavailable as well as securities for which quoted market prices were deemed to be unreliable. Observable inputs in the form of quoted market prices for similar securities became unavailable for one security that had been categorized as a Level 2 measurement at December 31, 2008 with a fair value of $1.5 million. In addition, the estimated fair value for 14 securities of $133.2 million for which the quoted price provided by a third party source was deemed unreliable and could not be validated against an alternative source is reflected in “Transfers in”. The fair value of these securities was estimated using industry standard pricing models, in which management selected inputs using its best judgment.  These inputs principally included benchmark yields, benchmark securities, reported trades, issuer spreads, bids, offers, credit ratings and prepayment speeds. The pricing models used by White Mountains use the same valuation methodology for all Level 3 measurements for fixed maturities. These securities are considered to be Level 3 because the measurements are not directly observable. At December 31, 2009, the estimated fair value for these securities determined using the industry standard pricing models was $2.0 million more than the estimated fair value based upon quoted prices provided by a third party. “Transfers out” of $198.0 million for the year ended December 31, 2009 comprise 45 securities which had been classified as Level 3 measurements and were recategorized as Level 2 measurements when quoted market prices for similar securities that were considered reliable and could be validated against an alternative source became available during the year ended December 31, 2009.

The following table summarizes the amount of total gains (losses) included in earnings attributable to unrealized investment gains (losses) for Level 3 investments for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
Millions	2009	2008
Fixed maturities	$47.3	$(60.8)
Common equity securities	14.7	(16.7)
Convertible fixed maturities	.1	—
Other long-term investments	65.0	(161.4)
Total unrealized investment gains (losses) - Level 3	$127.1	$(238.9)

White Mountains holds investments in hedge funds and private equity funds which are included in other long-term investments. The fair value of these investments has been estimated using the net asset value of the funds. The following table summarizes investments in hedge funds and private equity interests at December 31, 2009:

Millions	Fair Value	Unfunded Commitments
Hedge funds
Long/short equity	$100.1	None
Long/short credit & distressed	37.3	None
Long diversified strategies	23.1	None
Long/short equity REIT	21.3	None
Long/short equity activist	10.8	None
Long bank loan	8.8	None
Total hedge funds	201.4	None

Private equity funds
Energy infrastructure & services	$30.3	$17.3
Multi-sector	21.6	13.6
International multi-sector, Europe	12.4	5.5
Real estate	11.1	5.9
Distressed residential real estate	9.2	40.9
Private equity secondaries	6.9	5.1
Insurance	6.3	41.2
International multi-sector, Asia	4.7	2.8
Banking	4.2	.1
Venture capital	2.8	1.0
Healthcare	.1	9.6
Total private equity funds	109.6	143.0

Total hedge and private equity funds included in other long-term investments	$311.0	$143.0

Redemption of investments in certain hedge funds is subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions.  Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. The following summarizes the December 31, 2009 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Hedge Funds – Active Funds
Millions Redemption frequency	30-59 days notice	60-89 days notice	90-119 days notice	120+ days notice	Total
Monthly	$—	$—	$—	$5.9	$5.9
Quarterly	19.6	31.7	18.0	—	69.3
Semi-annual	52.6	6.0	21.3	—	79.9
Annual	23.8	—	13.9	8.6	46.3
Total	$96.0	$37.7	$53.2	$14.5	$201.4

Certain of the hedge fund investments are no longer active and are in process of disposing their underlying investments. Distributions from such funds are remitted to investors as the fund’s underlying investments are liquidated.  At December 31, 2009, distributions of $23.4 million were outstanding from investments in hedge funds in liquidation. The actual amount of the final distribution remittances remain subject to market fluctuations. The date at which such remittances will be received is not determinable at December 31, 2009. White Mountains has submitted redemption requests for certain of its investments in active hedge funds. Redemptions are recorded as receivables when approved by the hedge funds and when no longer subject to market fluctuations.

Investments in private equity funds are generally subject to a “lock-up” period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investment. In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors. At December 31, 2009, investments in private equity funds were subject to lock-up periods as follows:

Millions	1-3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private Equity Funds — expected lock-up period remaining	$24.7	$9.2	$75.7	$—	$109.6

NOTE 6. Debt

White Mountains’ debt outstanding as of December 31, 2009 and 2008 consisted of the following:

	December 31,
Millions	2009	2008
OBH Senior Notes, at face value	$607.1	$676.0
Unamortized original issue discount	(.6)	(.9)
OBH Senior Notes, carrying value	606.5	675.1

WMRe Senior Notes, at face value	400.0	400.0
Unamortized original issue discount	(.9)	(1.0)
WMRe Senior Notes, carrying value	399.1	399.0

WTM Bank Facility	—	200.0
WTM Barclays Facility	—	—
Mortgage Note	—	40.8
Sierra Note	31.1	31.1
Atlantic Specialty Note	14.0	16.0
Total debt	$1,050.7	$1,362.0

A schedule of contractual repayments of White Mountains’ debt as of December 31, 2009 follows:

Millions	December 31, 2009
Due in one year or less	$33.1
Due in two to three years	4.0
Due in four to five years	615.1
Due after five years	400.0
Total	$1,052.2

OBH Senior Notes

In May 2003, OneBeacon U.S. Holdings, Inc. (“OBH”), formerly Fund American Companies, Inc., a wholly-owned subsidiary of OneBeacon Ltd., issued $700.0 million face value of senior unsecured debt through a public offering, at an issue price of 99.7% (the “OBH Senior Notes”). The OBH Senior Notes bear an annual interest rate of 5.875%, payable semi-annually in arrears on May 15 and November 15, until maturity in May 2013. Pursuant to the offering of the OBH Senior Notes, White Mountains fully and unconditionally guaranteed the payment of principal and interest on the OBH Senior Notes. Following the OneBeacon Offering, White Mountains continues to guarantee the payment of principal and interest on the OBH Senior Notes. OneBeacon Ltd. pays White Mountains a guarantee fee equal to 25 basis points per annum on the outstanding principal amount of the OBH Senior Notes. If White Mountains’ voting interest in OneBeacon Ltd.’s common shares ceases to represent more than 50% of all their voting securities, OneBeacon Ltd. will seek to redeem, exchange or otherwise modify the senior notes in order to fully and permanently eliminate White Mountains’ obligations under the guarantee. In the event that White Mountains’ guarantee is not eliminated, the guarantee fee will increase over time up to a maximum guarantee fee of 425 basis points.

OBH incurred $7.3 million in expenses related to the issuance of the OBH Senior Notes (including $4.5 million in underwriting fees), which have been deferred and are being recognized into interest expense over the life of the OBH Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the OBH Senior Notes have an effective yield to maturity of approximately 6.0% per annum.  OBH recorded $38.1 million in interest expense, inclusive of amortization of issuance costs, on the OBH Senior Notes for the year ended December 31, 2009.

During 2009, OBH repurchased $10.6 million of outstanding OBH Senior Notes for $8.1 million, which resulted in a $2.5 million gain. During 2009, OBIC repurchased $58.3 million of outstanding OBH Senior Notes for $55.0 million, which resulted in a $2.9 million gain.

During 2008, OBH repurchased $24.0 million of the outstanding OBH Senior Notes for $22.3 million, which resulted in a $1.6 million gain.

At December 31, 2009, White Mountains and OneBeacon were in compliance with all of the covenants under the OBH Senior Notes.

WMRe Senior Notes

In March 2007, WMRe Group issued $400.0 million face value of senior unsecured notes at an issue price of 99.715% for net proceeds of $392.0 million after taking into effect both deferrable and non-deferrable issuance costs, including the interest rate lock agreement described below. The WMRe Senior Notes were issued in an offering that was exempt from the registration requirements of the Securities Act of 1933. The WMRe Senior Notes bear an annual interest rate of 6.375%, payable semi-annually in arrears on March 20 and September 20, until maturity in March 2017.

White Mountains Re incurred $3.6 million in expenses related to the issuance of the WMRe Senior Notes (including $2.6 million in underwriting fees), which have been deferred and are being recognized into interest expense over the life of the WMRe Senior Notes.

In anticipation of the issuance of the WMRe Senior Notes, White Mountains Re entered into an interest rate lock agreement to hedge its interest rate exposure from the date of the agreement until the pricing of the WMRe Senior Notes. The agreement was terminated on March 15, 2007 with a loss of $2.4 million, which was recorded in other comprehensive income. The loss is being reclassified from accumulated other comprehensive income over the life of the WMRe Senior Notes using the interest method and is included in interest expense. At December 31, 2009, the unamortized balance of the loss remaining in accumulated other comprehensive income was $1.9 million.

Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, including the interest rate lock agreement, the WMRe Senior Notes yield an effective rate of 6.49% per annum. White Mountains recorded $26.1 million of interest expense, inclusive of amortization of issuance costs and the interest rate lock agreement, on the WMRe Senior Notes for the year ended December 31, 2009.

At December 31, 2009, White Mountains was in compliance with all of the covenants under the WMRe Senior Notes.

Bank Facilities

White Mountains has a variable-rate $417.5 million revolving credit facility with a syndicate of banks administered by Bank of America, N.A. that matures in June 2012 (the “WTM Bank Facility”). The Company recorded $4.8 million in interest expense on the WTM Bank Facility for the year ended December 31, 2009.  On September 21, 2009 White Mountains repaid the entire $200.0 million that had been drawn on the WTM Bank Facility.  As of December 31, 2009 the WTM Bank Facility was undrawn.

On June 10, 2009, White Mountains entered into a $33.3 million revolving credit facility with Barclays Bank PLC (the “WTM Barclays Facility”). The terms and conditions of the WTM Barclays Facility are similar to the existing WTM Bank Facility with the exception of the commitment term.  The commitment under the WTM Barclays Facility terminates on June 9, 2010 whereas the commitments under the WTM Bank Facility terminate on June 19, 2012.  As of December 31, 2009, the WTM Barclays Facility was undrawn.

The WTM Bank Facility and the WTM Barclays Facility contain various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards.  Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under these facilities and result in acceleration of principal repayment on any amounts outstanding.  At December 31, 2009, White Mountains was in compliance with all of the covenants under the WTM Bank Facility and the WTM Barclays Facility.

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

Concurrent with entering into the Mortgage Note, OneBeacon also entered into an interest rate swap to hedge its exposure to variability in the interest rate on the Mortgage Note. The notional amount of the swap is equal to the debt outstanding on the Mortgage Note and was adjusted to match the drawdowns and repayments on the Mortgage Note so that the principal amount of the Mortgage Note and the notional amount of the swap are equal at all times. Under the terms of the swap, OneBeacon paid a fixed interest rate of approximately 6% and received a variable interest rate based on the same LIBOR index used for the Mortgage Note.  Interest paid or received on the swap is reported in interest expense.  The swap was recorded at its fair value of $(10.4) million as of December 31, 2008. Changes in the fair value of the interest rate swap are reported as a component of other comprehensive income.  At the time of repayment of the outstanding balance on the Mortgage Note, OneBeacon paid $7.4 million to settle the related interest rate swap that had been used to fix the rate of interest on the Mortgage Note.  The interest rate swap settlement was recorded as a reduction of other revenues on a pre-tax basis with a corresponding $7.4 million increase in other comprehensive income on a pre-tax basis ($4.8 million after-tax).  The after tax change in the fair value of the interest rate swap was a gain (loss) of $2.0 million, $(5.7) million, $(1.1) million, for the years ended December 31, 2009, 2008 and 2007.

Sierra Note

In connection with its acquisition of the Sierra Group on March 31, 2004, WMRe America entered into a $62.0 million purchase note (the “Sierra Note”), $58.0 million of which may be adjusted over its six-year term to reflect favorable or adverse loss reserve development on the acquired reserve portfolio and run-off of remaining policies in force (mainly workers compensation business), as well as certain other balance sheet protections. Since inception the principal of the Sierra Note has been reduced by $30.9 million as a result of adverse development on the acquired reserves and run-off of unearned premium, which includes $5.2 million and $22.8 million of adverse development which occurred during 2008 and 2005 and $9.1 million of favorable development occurring in 2007. Interest accrues on the unpaid balance of the Sierra Note at a rate of 4.0% per annum, compounded quarterly, and is payable at its maturity.  At December 31, 2009, total accrued interest was $8.2 million.

On October 31, 2008, White Mountains disposed of its remaining interest in the Sierra Group (CCIC) as part of the Berkshire Exchange transaction. White Mountains is still obligated to repay the Sierra Note, but Berkshire has provided White Mountains an indemnity, whereby Berkshire will reimburse White Mountains all amounts due under the Sierra Note at its maturity, as adjusted for future reserve development, except for the portion of interest on the Sierra Note that accrued from its issue date through December 31, 2007, plus interest on this accrued amount through the date of repayment.  Accordingly, White Mountains recorded a $36.3 million receivable from Berkshire in connection with the closing of the Berkshire Exchange. As a result of the adverse development since the closing of the transaction, both the Sierra Note and the receivable from Berkshire were adjusted to a carrying value of $31.1 million at December 31, 2009.

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

Interest

Total interest expense incurred by White Mountains for its indebtedness was $70.8 million, $82.1 million and $73.0 million in 2009, 2008 and 2007. Total interest paid by White Mountains for its indebtedness was $69.8 million, $81.7 million and $62.5 million in 2009, 2008 and 2007.

NOTE 7. Income Taxes

The Company is domiciled in Bermuda and has subsidiaries domiciled in several countries. The majority of White Mountains’ worldwide operations are taxed in the United States. Income earned or losses incurred by non-U.S. companies will generally be subject to an overall effective tax rate lower than that imposed by the United States.

The total income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007 consisted of the following:

	Year Ended December 31,
Millions	2009	2008	2007
Current tax expense (benefit):
Federal	$24.2	$(17.8)	$105.0
State	1.7	2.7	.6
Non-U.S.	10.6	(16.7)	39.8
Total current tax expense (benefit)	36.5	(31.8)	145.4
Deferred tax expense (benefit):
Federal	140.3	(328.2)	47.5
State	—	—	—
Non-U.S.	32.0	(138.7)	17.6
Total deferred tax expense (benefit)	172.3	(466.9)	65.1
Total income tax expense (benefit)	$208.8	$(498.7)	$210.5

Effective Rate Reconciliation

A reconciliation of taxes calculated using the 35% U.S. statutory rate (the tax rate at which the majority of White Mountains’ worldwide operations are taxed) to the income tax expense on pre-tax earnings follows:

	Year Ended December 31,
Millions	2009	2008	2007
Tax expense (benefit) at the U.S. statutory rate	$267.4	$(398.4)	$239.8
Differences in taxes resulting from:
Change in valuation allowance	(42.7)	108.1	352.7
Tax reserve adjustments	(8.7)	.9	(.4)
Tax exempt interest and dividends	(1.7)	(4.1)	(4.2)
Non-U.S. earnings, net of foreign taxes	1.2	(224.9)	(418.5)
Withholding tax	.7	1.4	18.7
Tax rate change enacted in Luxembourg	—	22.0	—
Interest expense—dividends and accretion on preferred stock	—	11.7	22.9
Sale of subsidiaries	—	8.3	—
Tax rate change enacted in Sweden	—	(20.2)	—
Other, net	(7.4)	(3.5)	(.5)
Total income tax expense (benefit) on pre-tax earnings	$208.8	$(498.7)	$210.5

The non-U.S. component of pre-tax earnings was $246.3 million, $(69.2) million and $324.8 million for the years ended December 31, 2009, 2008 and 2007.

Tax Payments and Receipts

Net income tax payments to (receipts from) national governments (primarily the United States) totaled $(21.0) million, $87.7 million and $150.0 million for the years ended December 31, 2009, 2008 and 2007.

Deferred Tax Inventory

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes. An outline of the significant components of White Mountains’ deferred tax assets and liabilities follows:

	December 31,
Millions	2009	2008
Deferred income tax assets related to:
Non-U.S. net operating losses and tax credit carryforwards	$565.8	$607.6
U.S. net operating loss and tax credit carryforwards	281.7	252.0
Discounting of loss reserves	159.7	97.2
Net unearned insurance and reinsurance premiums	79.8	84.2
Incentive compensation	46.6	31.0
Deferred compensation	31.2	32.2
Investment basis differences	17.7	119.6
Accrued interest	12.3	7.7
Fixed assets	7.7	7.4
Pension and benefit accruals	7.1	12.2
Deferred gain on reinsurance contract	5.5	7.4
Olympus reimbursement	5.3	22.3
Net unrealized investment losses	—	86.4
Other items	17.0	29.2
Total gross deferred income tax assets	1,237.4	1,396.4
Less valuation allowances	(513.4)	(551.4)
Total net deferred income tax assets	724.0	845.0
Deferred income tax liabilities related to:
Safety reserve	356.0	308.7
Deferred acquisition costs	86.7	90.2
Net unrealized investment gains	52.8	—
Intangible assets	12.2	16.8
Purchase accounting	1.7	4.1
Other items	5.9	7.2
Total deferred income tax liabilities	515.3	427.0
Net deferred tax asset (liability)	$208.7	$418.0

White Mountains’ deferred tax assets are net of U.S. federal, state, and non-U.S. valuation allowances and, to the extent they relate to non-U.S. jurisdictions, they are shown at year-end exchange rates.  Of the $513.4 million valuation allowance at December 31, 2009, $408.9 million relates to deferred tax assets on net operating losses in Luxembourg subsidiaries (discussed below under “Net Operating Loss Carryforwards”) that are not expected to have significant income in the future, $64.9 million relates to deferred tax assets on U.S. losses and other federal deferred tax benefits (primarily related to the AFI acquisition), and $39.0 million relates to deferred tax assets on California losses and other state deferred tax benefits.  At December 31, 2008, the valuation allowance was $551.4 million of which $443.6 million relates to deferred tax assets on net operating losses in Luxembourg that are not expected to have significant income in the future, $63.2 million relates to deferred tax assets on U.S. losses and other federal deferred tax benefits (primarily related to the AFI acquisition), and $42.8 million relates to deferred tax assets on California losses and other state deferred tax benefits.

White Mountains records a valuation allowance against deferred tax assets if it becomes more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in income tax expense in the period of change. In determining whether or not a valuation allowance, or change therein, is warranted, White Mountains considers factors such as prior earnings history, expected future earnings, carryback and carryforward periods and strategies that if executed would result in the realization of a deferred tax asset.

During the next twelve months, it is possible that certain planning strategies will no longer be sufficient to utilize the entire deferred tax asset, which could result in material changes to White Mountains’ deferred tax assets and tax expense.

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

Net Operating Loss Carryforwards

White Mountains has net operating loss carryforwards in Luxembourg of approximately $2.0 billion at December 31, 2009, which do not expire.  The Company expects to utilize $546.5 million of the carryforwards but does not expect to utilize the remainder as they belong to companies that are not expected to have significant income in the future.  These losses primarily relate to tax deductible write-downs in 2007 and 2008 of investments in U.S. subsidiaries held by Luxembourg subsidiaries.  At December 31, 2009, there were U.S. net operating loss carryforwards of $534.0 million, the majority of these NOLs do not expire until 2021 through 2029. Included in these tax losses are losses of $77.4 million subject to an annual limitation on utilization under Internal Revenue Code Section 382.  Also included in these losses are net operating losses of $182.1 million for AFI and $17.7 million related to the three insurance reciprocals, each of which file separate tax returns.  The total U.S. capital loss carryforwards were $70.5 million at December 31, 2009.  A small portion of these carryforwards begin to expire in 2011; however, the majority of these capital losses do not expire until 2014.  White Mountains has state income tax loss carryforwards of approximately $445.8 million at December 31, 2009, which begin to expire in 2010.  At December 31, 2009, there were foreign tax credit carryforwards available of approximately $10.3 million, which will begin to expire in 2010.  Also, at December 31, 2009, there were alternative minimum tax credit carryforwards of approximately $30.8 million which do not expire.

ASC 740

On January 1, 2007, White Mountains adopted FIN 48, subsequently codified within ASC 740.  ASC 740 prescribes when the benefit of a given tax position should be recognized and how it should be measured.  In connection with the adoption of ASC 740, White Mountains has recognized a $0.2 million decrease in the liability for unrecognized tax benefits, primarily as a result of reductions in its estimates of accrued interest.

The effect of adoption has been recorded as an adjustment to opening retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
Millions	2009	2008	2007
Balance at beginning of period	$84.7	$84.8	$70.6
Additions for tax positions related to the current year	16.5	.6	1.1
Additions for tax positions related to prior years	57.6	2.2	13.1
Reductions for tax positions related to settlements with taxing authorities	(54.6)	—	—
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	(1.0)	(2.9)	—
Balance at end of period	$103.2	$84.7	$84.8

If recognized, $31.9 million would be recorded as a reduction to income tax expense. Also included in the balance at December 31, 2009, are $71.3 million of tax positions for which ultimate deductibility is highly certain but the timing of deductibility is uncertain. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.  On November 18, 2009, the Internal Revenue Service (“IRS”) released a coordinated issue paper outlining their position with respect to loss reserves.  The vast majority of the increase during 2009 in additional liability for the current and prior years relates to deductions for loss reserves in which the timing of the deductions is uncertain.

White Mountains classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. During the years ended December 31, 2009, 2008 and 2007 White Mountains recognized $(4.0) million, $2.8 million, $1.6 million in interest (benefit) expense, net of U.S. federal benefit. The balance of accrued interest at December 31, 2009 and 2008 is $4.3 million and $8.3 million, net of U.S. federal benefit.  White Mountains has not accrued any amount for penalties.

With few exceptions, White Mountains is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2005. In 2007, the Swedish Tax Agency concluded an income tax audit of White Mountains’ Swedish subsidiaries’ income tax returns for 2004 and 2005 resulting in an insignificant adjustment.

On October 14, 2009, a settlement was reached with the IRS on the 2003 through 2004 federal tax examination for certain U.S. subsidiaries of OneBeacon, White Mountains Re and Esurance.  The settlement resulted in an assessment of $24.9 million of additional tax or a total assessment of $51.9 million including interest, withholding tax and utilization of credits.  White Mountains recorded a tax benefit of $17.8 million in the fourth quarter of 2009 from the settlement of the 2003 through 2004 tax examination.

In October 2008, the IRS commenced an examination of income tax returns for 2005 through 2006 for certain U.S. subsidiaries of OneBeacon, White Mountains Re and Esurance. As of December 31, 2009 the IRS has not proposed any significant adjustments to taxable income as a result of the 2005 through 2006 audit. Due to the uncertainty of the outcome of the on-going IRS examination, White Mountains cannot estimate the range of reasonably possible changes to its unrecognized tax benefits at this time. However, White Mountains does not expect to receive any adjustments that would result in a material change to its financial position.

NOTE 8. Variable Annuity Reinsurance and Weather Derivatives

White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan.  At December 31, 2009, the total guarantee value was approximately ¥241.7 billion (approximately $2.6 billion at exchange rates on that date).  The collective account values of the underlying variable annuities were approximately 88% of the guarantee value at December 31, 2009. The following table summarizes the pre-tax operating results of WM Life Re for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
Millions	2009	2008	2007
Fees, included in other revenues	$28.5	$26.6	$22.7
Change in fair value of variable annuity liability, included in other revenues	77.1	(428.1)	(26.2)
Change in fair value of derivatives, included in other revenues	(158.4)	234.0	(.7)
Foreign exchange, included in other revenues	(3.9)	10.0	.3
Other investment income and gains (losses)	(1.4)	(.9)	(.2)
Total revenues	(58.1)	(158.4)	(4.1)
Change in fair value of variable annuity death benefit liabilities, included in other expenses	9.3	(25.8)	(.3)
Death benefit claims paid, included in other expenses	(2.2)	(.2)	—
General and administrative expenses	(5.6)	(3.0)	(7.2)
Pre-tax loss	$(56.6)	$(187.4)	$(11.6)

For the years ended December 31, 2009 and 2008 the change in the fair value of the variable annuity liability included $22.4 million and $93.0 million of losses associated with changes in projected surrender assumptions.

All of White Mountains’ variable annuity reinsurance liabilities were classified as Level 3 measurements at December 31, 2009.  The following table summarizes the changes in White Mountains’ variable annuity reinsurance liabilities and derivative instruments for the year ended December 31, 2009:

	Variable Annuity (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total
Balance at January 1, 2009	$(467.1)	$198.3	$5.0	$(24.9)	$178.4
Purchases	—	56.5	—	—	56.5
Realized and unrealized gains (losses)	86.4	(46.3)	25.2	(137.3)	(158.4)
Transfers in (out)	—	—	—	—	—
Sales/settlements	—	—	(6.4)	124.2	117.8
Balance at December 31, 2009	$(380.7)	$208.5	$23.8	$(38.0)	$194.3

(1)	Comprises over-the-counter instruments.
(2)

Comprises interest rate swaps and total return swaps. Fair value measurement based upon bid/ask pricing quotes for similar instruments that are actively traded, where available. Swaps for which an active market does not exist have been priced using observable inputs including the swap curve and the underlying bond index.

(3)	Comprises exchange traded equity index, foreign currency and interest rate futures. Fair value measurements based upon quoted prices for identical instruments that are actively traded.

The following summarizes realized and unrealized derivative gains (losses) recognized in other revenues for the years ended December 31, 2009, 2008, and 2007 and the carrying values at December 31, 2009 and 2008 by type of instrument:

				Carrying Value
	Year Ended December 31,			December 31,	December 31,
Millions	2009	2008	2007	2009	2008
Fixed income/Interest rate	$8.0	$(10.3)	$3.1	$22.7	$(4.3)
Foreign exchange	(69.5)	123.4	(9.1)	79.4	60.2
Equity	(96.9)	120.9	5.3	92.2	122.5
Total	$(158.4)	$234.0	$(.7)	$194.3	$178.4

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

	Year Ended December 31,
Millions	2009	2008
Short term investments	$13.1	$10.6
Fixed maturity securities	17.5	53.7
Total	$30.6	$64.3

Collateral held by or provided by WM Life Re in the form of fixed maturity securities comprise U.S. Treasury securities, which are recorded at fair value. Collateral in the form of short-term investments consists of money-market instruments, carried at amortized cost, which approximates fair value.  The following summarizes the value, collateral provided (held) by WM Life Re and net exposure on OTC derivative instruments recorded within other assets:

Millions	December 31, 2009	December 31, 2008
OTC derivative instruments(1)	$234.8	$209.1
Collateral held	(30.6)	(64.3)
Collateral provided	17.5	—
Net exposure on fair value of OTC instruments	$221.7	$144.8

(1)	Value of OTC derivative instruments excludes adjustments for counterparty credit risk of $(2.5) included in fair value under GAAP.

The following table summarizes uncollateralized amounts due under WM Life Re’s OTC derivative contracts as of December 31, 2009 by counterparty:

(Millions)	Uncollateralized balance as of December 31, 2009	S&P Rating(1)
Royal Bank of Scotland	$56.4	A
Bank of America	49.7	A
Citigroup (3)	44.1	A
Barclays	38.6	A+
Goldman Sachs (3)	18.5	A
Other	14.4	(2)
Total	$221.7

(1)	S&P ratings as detailed above are “A+” (Strong, which is the fifth highest of twenty-one creditworthiness ratings) and A (Strong, which is the sixth highest of twenty-one creditworthiness ratings).
(2)	The S&P ratings of the counterparties included in “Other” were AA (Very Strong, which is the third highest of twenty-one creditworthiness ratings) (34%) and “A+” (66%).
(3)	Collateral provided (held) calculated under master netting arrangement.

The OTC derivative contracts are subject to restrictions on liquidation of the instruments and distribution of proceeds under collateral agreements.  In addition, WM Life Re held cash and short-term investments posted as collateral to its reinsurance counterparties. The total collateral comprises the following:

	Year Ended December 31,
Millions	2009	2008
Cash	$217.1	$225.7
Short-term investments	7.6	30.3
Total	$224.7	$256.0

Weather Derivatives

For the years ended December 31, 2009 and 2008, $2.6 million of net losses and $8.4 million of net gains were recognized on the weather and weather contingent derivatives portfolio.

During 2009, White Mountains sold Galileo Weather Risk Management Advisors LLC, Galileo Weather Risk Management Ltd and Galileo Weather Risks Advisors Limited for nominal consideration.  White Mountains retained the outstanding weather derivative contracts and stopped writing any new contracts.  Effective December 2009, White Mountains entered into an agreement to novate the remaining outstanding weather derivative contracts to an unrelated third party.  White Mountains was released from any liability related to the weather derivative contracts and all guaranties related to the weather business were terminated.

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

NOTE 9. Earnings (Loss) per share

Basic earnings (loss) per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities.  Diluted earnings (loss) per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding. The following table outlines the Company’s computation of earnings per share for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Basic and diluted earnings (loss) per share numerators (in millions):
Net income (loss) attributable to White Mountains’ common shareholders before extraordinary item	$470.0	$(559.5)	$407.4
Extraordinary item — excess of fair value of acquired net assets over cost	—	4.2	—
Net income (loss) attributable to White Mountains’ common shareholders	470.0	(555.3)	407.4
Dividends declared and paid	(8.9)	(42.3)	(86.2)
Undistributed earnings (loss)	$461.1	$(597.6)	$321.2
Basic earnings (loss) per share denominators (in thousands):
Average common shares outstanding during the period	8,764	10,183	10,732
Average unvested restricted shares (1)	85	52	52
Basic earnings (loss) per share denominator	8,849	10,235	10,784
Diluted earnings (loss) per share denominator (in thousands):
Average common shares outstanding during the period	8,764	10,183	10,732
Average unvested restricted shares (1)	85	52	52
Average outstanding dilutive options to acquire common shares (2)	2	—	13
Diluted earnings (loss) per share denominator	8,851	10,235	10,797
Basic earnings (loss) per share (in dollars):
Net income (loss) attributable to White Mountains’ common shareholders before extraordinary item	$53.11	$(54.68)	$37.77
Extraordinary item - excess of fair value of acquired assets over cost	—	.42	—
Net income (loss) attributable to White Mountains’ common shareholders	53.11	(54.26)	37.77
Dividends declared and paid	(1.00)	(4.00)	(8.00)
Undistributed earnings (loss)	$52.11	$(58.26)	$29.77
Diluted earnings (loss) per share (in dollars)
Net income (loss) attributable to White Mountains’ common shareholders before extraordinary item	$53.10	$(54.68)	$37.73
Extraordinary item - excess of fair value of acquired assets over cost	—	.42	—
Net income (loss) attributable to White Mountains’ common shareholders	53.10	(54.26)	37.73
Dividends declared and paid	(1.00)	(4.00)	(8.00)
Undistributed earnings (loss)	$52.10	$(58.26)	$29.73

(1)	Restricted shares outstanding vest either in equal annual installments, upon a stated date or upon the occurrence of a specified event (see Note 11).
(2)

The diluted earnings per share denominator for the year ended December 31, 2009 includes 5,280 common shares issuable upon exercise of incentive options at an average strike price of $183.03 per common share. The diluted loss per share denominator for the year ended December 31, 2008 does not include 8,220 common shares issuable upon exercise of incentive options as they are anti-dilutive to the calculation. The diluted earnings per share denominator for the year ended December 31, 2007 includes 18,720 common shares issuable upon exercise of incentive options at an average strike price of $162.90 per common share. The non-qualified options were not included in the diluted earnings per share denominator for any of the periods presented as their inclusion would be anti-dilutive (See Note 11).

NOTE 10. Retirement and Postretirement Plans

OneBeacon sponsors qualified and non-qualified, non-contributory, defined benefit pension plans covering substantially all employees who were employed as of December 31, 2001 and remain actively employed with OneBeacon. Current plans include a OneBeacon qualified pension plan, the “Qualified Plan” and a OneBeacon non-qualified pension plan, the “Non-qualified Plan” (collectively the “Plans”). The Plans were frozen and curtailed in the fourth quarter of 2002. The Plans no longer add new participants or increase benefits for existing participants, which causes the projected benefit obligation to equal the accumulated benefit obligation. Non-vested plan participants continue to vest during their employment with OneBeacon.

The benefits for the Plans are based primarily on years of service and employees’ compensation through December 31, 2002. Participants generally vest after five years of continuous service. OneBeacon’s funding policy is consistent with the funding requirements of U.S. federal laws and regulations.

On July 11, 2007, OneBeacon settled approximately 80% of the Qualified Plan liabilities through the purchase of two group annuity contracts for $398.5 million from Transamerica Life Insurance Company (“Transamerica”) and Hartford Life Insurance Company (“Hartford Life”). In accordance with FAS No. 88 Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (included in ASC 715), the Qualified Plan’s obligations were re-measured in connection with this settlement. As a result of the partial settlement and re-measurement, the Company recognized a gain of $25.6 million through pre-tax income ($6.3 million as a reduction to loss and LAE, allocated to claims department employees, and $19.3 million as a reduction to other underwriting expenses) and a pre-tax loss of $2.5 million recognized in other comprehensive income (loss) in the third quarter of 2007. At the time of settlement, the remaining Qualified Plan liabilities were primarily attributable to Qualified Plan participants who were actively employed by OneBeacon.

During the third quarter of 2008, the Qualified Plan received reimbursements from Transamerica and Hartford Life in the amounts of $0.8 million and $0.6 million, respectively, due to the final reconciliation of the partial pension settlement. These amounts represented changes in participants and benefits between the time of purchase of the annuity contracts and the settlement plus any related interest, and resulted in a pre-tax gain of $1.4 million recognized in other comprehensive income (loss).

The following tables set forth the obligations and funded status, assumptions, plan assets and cash flows associated with the various pension plans at December 31, 2009 and 2008:

	Pension Benefits
Millions	2009	2008
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$115.9	$121.6
Service cost	.5	1.0
Interest cost	6.5	6.7
Special termination benefit cost	1.2	1.8
Assumption changes	2.0	1.8
Actuarial gain (loss)	1.8	(2.8)
Benefits and expenses paid with plan assets, net of participant contributions	(7.9)	(11.3)
Benefits paid directly by OneBeacon	(2.9)	(2.9)
Projected benefit obligation at end of year	$117.1	$115.9
Change in plan assets:
Fair value of plan assets at beginning of year	$111.0	$145.5
Actual return on plan assets	27.1	(23.2)
Benefits and expenses paid, net of participant contributions	(7.9)	(11.3)
Fair value of plan assets at end of year	$130.2	$111.0
Funded status at end of year	$13.1	$(4.9)

The funded status of the consolidated pension plans at December 31, 2009 was $13.1 million, which represents an over-funding of $40.2 million related to the Qualified Plan and an under-funding of $27.1 million related to the Non-qualified Plan. The Non-qualified Plan, which is unfunded, does not hold any assets. OneBeacon has set aside $14.5 million in an irrevocable rabbi trust for the benefit of Non-qualified Plan participants. In accordance with GAAP, the assets held in the rabbi trust are not reflected in the funded status of the consolidated pension plans as presented.

Amounts recognized in the financial statements as of December 31, 2009 and 2008 consist of:

	Pension Benefits
Millions	2009	2008
Prepaid benefit cost recorded in other assets	$40.2	$20.8
Accrued benefit cost recorded in other liabilities	(27.1)	(25.7)
Net amount accrued in the financial statements	$13.1	$(4.9)

Information for the Non-qualified Plan, which had accumulated benefit obligations in excess of plan assets, was as follows:

	December 31,
Millions	2009	2008
Projected benefit obligation	$27.1	$25.7
Accumulated benefit obligation	$27.1	$25.7
Fair value of plan assets	$—	$—

Information for the Qualified Plan, which had accumulated benefit obligations less than plan assets, was as follows:

	December 31,
Millions	2009	2008
Projected benefit obligation	$90.0	$90.2
Accumulated benefit obligation	$90.0	$90.2
Fair value of plan net assets (1)	$130.2	$111.0

(1)    Includes receivables related to securities sold, interest and dividends as well as payables related to securities purchased.

The amounts recognized in accumulated other comprehensive (loss) income on a pre-tax basis and before noncontrolling interest for the years ended December 31, 2009 and 2008 were as follows:

	December 31,
Millions	2009	2008
Accumulated other comprehensive (loss) income beginning balance	$(27.1)	$3.0
Increase (decrease) in accumulated other comprehensive (loss) income:
Amortization of net actuarial losses recognized during the year	1.6	.3
Net actuarial gains (losses) occurring during the year	17.0	(30.4)
Accumulated other comprehensive loss ending balance	$(8.5)	$(27.1)

The amount in accumulated other comprehensive loss, on a pre-tax basis and before noncontrolling interest, that has not yet been recognized as a component of net periodic benefit cost for the year ended December 31, 2009 is attributable to net losses. During 2010, OneBeacon expects $0.6 million will be amortized from accumulated other comprehensive loss into net periodic benefit cost.

The components of net periodic benefit cost (income) for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Year Ended December 31,
Millions	2009	2008	2007
Service cost	$.5	$1.0	$2.1
Interest cost	6.5	6.7	16.7
Expected return on plan assets	(6.3)	(8.2)	(17.7)
Amortization of unrecognized loss	1.6	.3	.3
Net periodic pension cost (income) before settlements, curtailments and special termination benefits	2.3	(.2)	1.4
Settlement gain	—	—	(25.6)
Special termination benefits expense(1)	1.2	1.8	1.8
Total net periodic benefit cost (income)	$3.5	$1.6	$(22.4)

(1)          Special termination benefits represent additional payments made from the Qualified Plan to certain vested participants when their employment was terminated due to a reduction in force.

Assumptions

The weighted average assumptions used to determine benefit obligations was 5.442% and 5.665% at December 31, 2009 and 2008. The weighted average assumptions used to determine net periodic benefit cost included a 5.666% discount rate and 5.750% expected long-term rate of return on plan assets for the year ended December 31, 2009.  For the year ended December 31, 2008 a 5.750% discount rate and 5.750% expected long-term rate of return on plan assets were used for the weighted average assumptions to determine net periodic benefit cost.

OneBeacon’s discount rate assumptions used to account for the Plans reflect the rates at which the benefit obligations could be effectively settled. For 2009 and 2008, in addition to consideration of published yields for high quality long-term corporate bonds, U.S. Treasuries and insurance company annuity contract pricing, consideration was given to a cash flow matching analysis utilizing the Citigroup Pension Discount Curve and Liability Index.

OneBeacon performed an analysis of expected long-term rates of return based on the allocation of its Qualified Plan assets at December 31, 2008 and 2007 to develop expected rates of return for 2009 and 2008 for each significant asset class or economic indicator. A range of returns was developed based both on forecasts and on broad market historical benchmarks for expected return, correlation, and volatility for each asset class.

Plan Assets

The majority of the Qualified Plans’ assets are managed by Prospector Partners, LLC (“Prospector”), a related party (see Note 19). The investment policy places an emphasis on preserving invested assets through a diversified portfolio of high-quality income producing investments and equity investments.

The investment management process integrates the risks and returns available in the investment markets with the risks and returns available to the Qualified Plan in establishing the proper allocation of invested assets. The asset classes include fixed maturity, equity, convertible bonds, and cash and short-term investments. Fixed maturity and convertible bonds include bonds, convertible bonds and convertible preferred stocks of companies from diversified industries. Equity securities primarily include investments in large-cap and mid-cap companies primarily located in the United States. Cash and short-term investments include registered investment companies and common/collective trust funds.

The factors examined in establishing the appropriate investment mix include the outlook for risk and return in the various investment markets and sectors and the long-term need for capital growth. As of December 31, 2009, the Qualified Plan assets were comprised of 3.7% fixed maturity investments, 51.2% of common equity securities, 30.5% of convertible bonds and 14.6% cash and short-term investments.

The Qualified Plan’s investments are stated at fair value. Many factors are considered in arriving at fair market value. In general, fixed maturity investments such as corporate bonds and government securities are valued based on yields currently available on comparable securities of issuers with similar credit ratings. Shares of common and preferred stock are valued at quoted market prices when available.  Convertible bonds are valued based on quoted market prices, analysis of listed markets and use of sensitivity analyses. Registered investment companies are valued at the net asset value as reported by the fund at year-end. Units of common/collective trust funds are valued at the net asset value of the fund as of the balance sheet date.

The fair value of the Qualified Plan’s assets and their related inputs at December 31, 2009 by asset category were as follows:

	December 31, 2009
	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturity investments	$4.9	$—	$4.9	$—
Common equity securities	66.8	66.8	—	—
Convertible bonds	39.8	—	39.8	—
Cash and short-term investments	19.0	19.0	—	—
Total	$130.5	$85.8	$44.7	$—

The Qualified Plan’s asset allocations at December 31, 2009 and 2008, by asset category were as follows:

	Plan Assets at December 31,
Asset Category	2009	2008
Fixed maturity investments	3.7%	7.5%
Common equity securities	51.2	38.1
Convertible bonds	30.5	42.1
Cash and short-term investments	14.6	12.3
Total	100.0%	100.0%

As described above, the Qualified Plan’s investment securities are exposed to various risks such as interest rate, market, and credit risks. Market prices of common equity securities, in general, are subject to fluctuations which would cause the amount to be realized upon sale or exercise of the instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, general market conditions and supply and demand imbalances for a particular security. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of fixed maturity and convertible bond investments, respectively. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions.

Cash Flows

OneBeacon does not expect to make a contribution to its Qualified Plan in 2010. OneBeacon anticipates contributing $2.8 million to the Non-qualified Plan, for which OneBeacon has assets held in a rabbi trust.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Millions	Expected Benefit Payments
2010	$5.3
2011	5.7
2012	6.2
2013	6.5
2014	6.9
2015—2019	38.7

Other Benefit Plans

OneBeacon sponsors an employee savings plan (defined contribution plan) covering the majority of its employees. The contributory plan provides qualifying employees with matching contributions of 50% up to the first six percent of salary (subject to U.S. federal limits on allowable contributions in a given year). Total expense for the plan was $4.6 million, $4.7 million and $3.7 million in 2009, 2008 and 2007.

OneBeacon had a post-employment benefit liability of $7.8 million and $8.0 million related to its long-term disability plan at December 31, 2009 and 2008.

NOTE 11. Employee Share-Based Incentive Compensation Plans

White Mountains’ share-based incentive compensation plans are designed to incentivize key employees to maximize  shareholder value over long periods of time. White Mountains believes that this is best pursued by utilizing a pay-for-performance program that closely aligns the financial interests of management with those of its shareholders. White Mountains accomplishes this by emphasizing highly variable long-term compensation that is contingent on performance over a number of years rather than entitlements ..  White Mountains expenses all its share-based compensation. As a result, White Mountains’ calculation of its owners’ returns includes the expense of all outstanding share-based compensation awards.

Incentive Compensation Plans

White Mountains’ Long-Term Incentive Plan (the “WTM Incentive Plan”) provides for grants of various types of share-based and non share-based incentive awards to key employees and service providers of White Mountains. The WTM Incentive Plan was adopted by the Board, was approved by the Company’s sole shareholder in 1985 and was subsequently amended by its shareholders in 1995, 2001, 2003 and 2005. Share-based incentive awards that may be granted under the plan include performance shares, restricted shares, Incentive Options and Non-qualified Stock Options (“Non-Qualified Options”). Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Awards generally vest at the end of a three-year period, are subject to the attainment of pre-specified performance goals, and are valued based on the market value of common shares at the time awards are paid. Performance shares earned under the WTM Incentive Plan are typically paid in cash or by deferral into certain non-qualified compensation plans of White Mountains. Compensation expense is recognized on a pro rata basis over the vesting period of the awards.

The OneBeacon Long-Term Incentive Plan (the “OneBeacon Incentive Plan”) provides for granting to key employees of OneBeacon Ltd., and certain of its subsidiaries, various types of share-based incentive awards, including performance shares, restricted stock units and Non-Qualified Options. In February 2007, all of the outstanding performance shares granted under the WTM Incentive Plan that were held by OneBeacon employees were replaced with an equivalent value of performance shares from the OneBeacon Incentive Plan whose value is based upon the market price of an underlying OneBeacon Ltd. common share (“OneBeacon Performance Shares”).

Certain of White Mountains’ subsidiary incentive plans, consisting of the OneBeacon Phantom White Mountains Share Plan, the White Mountains Re Performance Plan, and the Esurance Performance Plan, provide for granting phantom White Mountains performance shares (the “WTM Phantom Share Plans”) to certain key employees of OneBeacon, White Mountains Re, WMRe America and Esurance. The performance goals for full payment of performance shares issued under these plans are identical to those of the WTM Incentive Plan. Performance shares earned under the WTM Phantom Share Plans are typically paid in cash or by deferral into certain non-qualified compensation plans of White Mountains.

Compensation expense is recognized on a pro rata basis over the vesting period of the awards.

The Company offers certain types of share-based compensation under qualified retirement plans. The defined contribution plans of OneBeacon, WMRe America and Esurance (the “401(k) Plans”) offer its participants the ability to invest their balances in several different investment options, including the Company’s common shares. OneBeacon’s employee stock ownership plan (“ESOP”) is a OneBeacon-funded benefit plan that provides all of its participants with an annual base contribution in common shares equal to 3% of their salary, up to the applicable Social Security wage base ($106,800 for 2009). Additionally, those participants not otherwise eligible to receive certain other OneBeacon benefits can earn a variable contribution of up to 6% of their salary, subject to the applicable Social Security wage base and contingent upon OneBeacon’s performance.  In April 2007, the ESOP was merged into the 401(k) Plan to form the OneBeacon 401(k) Savings and ESOP Plan (“KSOP”).

Performance Shares

White Mountains’ share-based compensation expense consists primarily of performance share expense. Performance shares are designed to reward company-wide performance. The level of payout ranges from zero to two times the number of shares initially granted, depending on White Mountains’ financial performance. Performance shares become payable at the conclusion of a performance cycle (typically three years) if pre-defined financial targets are met.

The principal performance measure used for determining performance share payouts is after-tax growth in the White Mountains’ intrinsic business value per share. The Compensation Committee historically has considered the growth in intrinsic business value per share to be based equally on the growth of economic value per share and growth in adjusted book value per share, both inclusive of dividends. Economic value is calculated by adjusting the GAAP book value per share for differences between the GAAP carrying values of certain assets and liabilities and White Mountains’ estimate of their underlying economic values (for example, the time value discount in loss reserves).

The following summarizes performance share activity for the years ended December 31, 2009, 2008 and 2007 for performance shares granted under the WTM Incentive Plan and WTM Phantom Share Plans:

	Year Ended December 31,
	2009		2008		2007
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	164,179	$4.4	146,742	$47.3	185,363	$102.4
Payments and deferrals (1)	(51,960)	—	(43,608)	(15.5)	(63,300)	(56.0)
New awards	71,170	—	62,548	—	55,173	—
Cancellations and assumed forfeitures	(4,405)	(.3)	(1,503)	.9	(17,684)	(4.6)
Transfers out (2)	—	—	—	—	(12,810)	(4.4)
Expense (income) recognized	—	8.4	—	(28.3)	—	9.9
Ending December 31,	178,984	$12.5	164,179	$4.4	146,742	$47.3

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

If 100% of the outstanding performance shares had been vested on December 31, 2009, the total additional compensation cost to be recognized would have been $24.4 million, based on current accrual factors (common share price and payout assumptions).

For the 2005-2007 performance cycle, the Company issued common shares for 1,700 performance shares earned and all other performance shares earned were settled in cash or by deferral into certain non-qualified deferred compensation plans of the Company or its subsidiaries.   For the 2004-2006 performance cycles, all performance shares earned were settled in cash or by deferral into certain non-qualified deferred compensation plans of the Company or its subsidiaries.

Performance shares granted under the WTM Incentive Plan

The following summarizes performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan at December 31, 2009 for each performance cycle:

Millions, except share amounts	Target WTM Performance Shares Outstanding	Accrued Expense
Performance cycle:
2007-2009	44,897	$—
2008-2010	52,102	—
2009-2011	62,155	11.3
Sub-total	159,154	11.3
Assumed forfeitures	(3,979)	(.3)
Total at December 31, 2009	155,175	$11.0

The targeted performance goal for full payment of outstanding performance shares granted under the WTM Incentive Plan to non-investment personnel for the 2009-2011 performance cycles is a 10% growth in intrinsic business value per share. Growth of 3% or less would result in a payout of 0% and growth of 17% or more would result in a payout of 200%. The targeted performance goal for full payment of outstanding performance shares granted under the WTM Incentive Plan to non-investment personnel for the 2008-2010 performance cycles is an 11% growth in intrinsic business value per share. Growth of 4% or less would result in a payout of 0% and growth of 18% or more would result in a payout of 200%. The targeted performance goal for full payment of outstanding performance shares granted under the WTM Incentive Plan to non-investment personnel for the 2007-2009 performance cycles is a 13% growth in intrinsic business value per share. Growth of 6% or less would result in a payout of 0% and growth of 20% or more would result in a payout of 200%.

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

Phantom Performance Shares granted under WTM Phantom Share Plans

The following summarizes performance shares outstanding and accrued expense for awards made under the WTM Phantom Share Plans at December 31, 2009 for each performance cycle:

Millions, except share amounts	Target WTM Phantom Performance Shares Outstanding	Accrued Expense
Performance cycle:
2007-2009	7,081	$—
2008-2010	8,323	—
2009-2011	9,015	1.5
Sub-total	24,419	1.5
Assumed forfeitures	(610)	—
Total at December 31, 2009	23,809	$1.5

The performance goals for full payment of performance shares issued under the WTM Phantom Share Plans are identical to those of the WTM Incentive Plan.

Restricted Shares

At December 31, 2009, 2008 and 2007, the Company had 92,620, 53,200 and 54,000 unvested restricted shares outstanding under the WTM Incentive Plan. The following outlines the unrecognized compensation cost associated with the outstanding restricted share awards under the WTM Incentive Plan for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009		2008		2007
Millions, except share amounts	Restricted Shares	Unamortized Grant Date Fair Value	Restricted Shares	Unamortized Grant Date Fair Value	Restricted Shares	Unamortized Grant Date Fair Value
Non-vested at beginning of year	53,200	$24.2	54,000	$26.7	10,000	$.3
Granted	47,820	9.7	6,200	3.1	54,000	31.0
Vested	(8,400)	—	(7,000)	—	(10,000)	—
Forfeited	—	—	—	—	—	—
Expense recognized	—	(10.1)	—	(5.6)	—	(4.6)
Non-vested at end of year	92,620	$23.8	53,200	$24.2	54,000	$26.7

During 2009, White Mountains issued 2,500 restricted shares that cliff vest in November 2010, 40,820 restricted shares that cliff vest on December 31, 2010 and 4,500 restricted shares that vest in equal installments at December 31, 2011, 2012 and 2013.  If a recipient of the restricted shares that are scheduled to cliff vest on December 31, 2010 is terminated without cause after December 31, 2009 (as defined in the WTM Incentive Plan), 50% of the restricted shares will vest.

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

Of the unrecognized compensation cost at December 31, 2009, $15.2 million is expected to be recognized ratably over the remaining vesting periods and $8.6 million would be recognized in the event of a change in control before January 20, 2012. Upon vesting, all restrictions initially placed upon the restricted shares lapse.

Stock Options

Non-Qualified Options

In January 2007, the Company issued 200,000 seven-year Non-Qualified Options to the Company’s Chairman and CEO that vest in equal annual installments over five years and that have an initial exercise price of $650 per common share that escalates at annual rate of 5% less the annual regular dividend rate (the “Escalator”). The fair value of the Non-Qualified Options at the grant date was estimated using a closed-form option model using an expected volatility assumption of 29.7%, a risk-free interest rate assumption of 1.1% (or 4.7% less the Escalator), a forfeiture assumption of 0%, an expected dividend rate assumption of 1.4% and a term assumption of seven years. The fair value of the Non-Qualified Options was $27.2 million at the grant date and is required to be recognized ratably over the five year vesting period. The Company recognized $5.4 million of expense for the years ended December 31, 2009 and 2008.  At December 31, 2009, 80,000 Non-Qualified Options were exercisable at a strike price of $736.47.

Incentive Options

At December 31, 2009, 2008 and 2007, the Company had 2,400, 6,000 and 9,900 Incentive Options outstanding which were granted to certain key employees on February 28, 2000 (the grant date) under the WTM Incentive Plan. The 81,000 Incentive Options originally granted were issued at an exercise price equal to the market price of the Company’s underlying common shares on February 27, 2000. The exercise price escalates by 6% per annum over the life of the Incentive Options. The Incentive Options vest ratably over a ten-year service period. Upon the adoption of FAS 123R (included in ASC 718 and ASC 505), the grant date fair value of the awards as originally disclosed, adjusted for estimated future forfeitures, became the basis for recognition of compensation expense for the Incentive Options. The fair value of each Incentive Option award at the grant date was estimated using a closed-form option model using an expected volatility assumption of 18.5%, a risk-free interest rate assumption of 6.4% and an expected term of ten years.

The following table summarizes the Company’s Incentive Option activity for the years ended December 31, 2009, 2008 and 2007:

	Year ended December 31,
Millions, except share and per share amounts	2009	2008	2007
Opening balance—outstanding Incentive Options	6,000	9,900	29,550
Forfeited	—	(600)	(8,100)
Exercised	(3,600)	(3,300)	(11,550)
Ending balance—outstanding Incentive Options	2,400	6,000	9,900
Opening balance—exercisable Incentive Options	3,000	3,300	11,550
Vested	3,000	3,000	3,300
Exercised	(3,600)	(3,300)	(11,550)
Ending balance—exercisable Incentive Options	2,400	3,000	3,300
Intrinsic value of Incentive Options exercised (1)	$.5	$.6	$4.7
Exercise price—beginning of year	$177.76	$167.70	$158.21
Exercise price—end of year	$188.43	$177.76	$167.70
Compensation expense (income)	$—	$—	$—

(1)  Amount is equal to the number of options exercised multiplied by amount the ending market value exceeds the strike price on the date of exercise.

At December 31, 2009, the total in-the-money value of the Incentive Options was $0.3 million. White Mountains will issue common shares when the Incentive Options are exercised.  The Incentive Options expire in February 2010.

Share-Based Compensation Based on OneBeacon Ltd. Common Shares

OneBeacon Performance Shares

The following summarizes activity for the years ended December 31, 2009, 2008, and 2007 for OneBeacon Performance Shares granted under the OneBeacon Incentive Plan:

	Year Ended December 31,
	2009		2008		2007
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	2,212,313	$4.6	1,063,690	$9.3	—	$—
Payments and deferrals (1)	(137,400)	—	(122,859)	(1.7)	—	—
New awards	379,085	—	1,430,258	—	934,131	—
Forfeitures and cancellations	(229,783)	—	(158,776)	(.6)	(158,638)	(.2)
Transfers from WTM Incentive Plan (2)	—	—	—	—	288,197	4.4
Expense (income) recognized	—	10.5	—	(2.4)	—	5.1
End of period	2,224,215	$15.1	2,212,313	$4.6	1,063,690	$9.3

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

The following summarizes OneBeacon Performance Shares outstanding awarded under the OneBeacon Incentive Plan at December 31, 2009 for each performance cycle:

Millions, except share amounts	Target OneBeacon Performance Shares Outstanding	Accrued Expense
Performance cycle:
2008-2009	682,344	$2.1
2009-2010	1,220,187	9.8
2010-2011	361,219	3.5
Sub-total	2,263,750	15.4
Assumed forfeitures	(39,535)	(.3)
Total at December 31, 2009	2,224,215	$15.1

If 100% of the outstanding OneBeacon Performance Shares had been vested on December 31, 2009, the total additional compensation cost to be recognized would have been $11.7 million, based on December 31, 2009 accrual factors (common share price and payout assumptions).

The targeted performance goal for full payment of the outstanding OneBeacon performance shares granted during 2009 is growth in intrinsic business value per share of 12%. At a growth in intrinsic business value per share of 5% or less, no performance shares would be earned and at a growth in intrinsic business value per share of 19% or more, 200% of performance shares would be earned.  The targeted performance goal for full payment of the outstanding OneBeacon performance shares granted during 2008 is growth in intrinsic business value per share of 11%. At a growth in intrinsic business value per share of 4% or less, no performance shares would be earned and at a growth in intrinsic business value per share of 18% or more, 200% of performance shares would be earned.  The targeted performance goal for full payment of the outstanding OneBeacon performance shares granted during 2007 is the attainment of a growth in intrinsic business value per share of 13%. At a growth in intrinsic business value per share of 6% or less, no performance shares would be earned and at a growth in intrinsic business value per share of 20% or more, 200% of performance shares would be earned.

For awards granted in and after February 2008, the OneBeacon Compensation Committee defined growth in intrinsic business value per share to be a weighted measure comprised of growth in book value per share and underwriting return on equity.  For awards granted in February 2007, the OneBeacon Compensation Committee defined growth in intrinsic business value per share to be a weighted measure comprised of growth in the book value per share, underwriting return on equity and growth in the market value per common share.

Non-Qualified Options

In November 2006, in connection with its initial public offering, OneBeacon Ltd. issued to its key employees 1,420,000 fixed price Non-Qualified Options to acquire OneBeacon Ltd. common shares.

The options vest in equal installments on each of the third, fourth and fifth anniversaries of their issuance and expire five and a half years from the date of issuance.  The fair value of each option award at grant was estimated using a Black-Scholes option pricing model using an expected volatility assumption of 30%, a risk-free interest rate assumption of 4.6%, a forfeiture assumption of 5%, an expected dividend rate assumption of 3.4% and an expected term assumption of 5.5 years.  The options originally had a per share exercise price of $30.00.  On May 27, 2008, the OneBeacon Compensation Committee adjusted the exercise price to $27.97 to give effect to the $2.03 per share special dividend paid in the first quarter of 2008.  The compensation expense associated with the options and the incremental fair value of the award modification is being recognized ratably over the remaining period.  As of December 31, 2009, 2008, and 2007 there are 1,015,610, 1,237,872, and 1,324,306 options outstanding. The unrecognized compensation expense associated with the options as of December 31, 2009 is $2.0 million and is being recognized ratably over the remaining three years.  OneBeacon recognized compensation expense of $1.1 million, $1.1 million and $1.2 million in connection with these options in the years ended December 31, 2009, 2008 and 2007, respectively.

The following summarizes option activity for the years ended December 31, 2009, 2008 and 2007:

	Year ended December 31,
	2009		2008		2007
Millions	Target Outstanding Options	Accrued Expense	Target Outstanding Options	Accrued Expense	Target Outstanding Options	Accrued Expense
Beginning of period	1,237,872	$2.5	1,324,306	$1.4	1,420,000	$.2
New awards	—	—	—	—	—	—
Forfeitures	(222,262)	—	(86,434)	—	(95,694)	—
Exercised	—	—	—	—	—	—
Expense recognized	—	1.1	—	1.1	—	1.2
End of period	1,015,610	$3.6	1,237,872	$2.5	1,324,306	$1.4

Restricted Stock Units

The Non-Qualified Options granted by OneBeacon Ltd., in connection with its initial public offering, did not include a mechanism in the options to reflect the contribution to total return from the regular quarterly dividend.  As a result, during the first quarter of 2008, OneBeacon granted 116,270 Restricted Stock Units (“RSUs”) to actively employed option holders.  The RSUs vest one-third on each of November 9, 2009, 2010 and 2011 subject to, for each vesting tranche of units, the attainment of 4% growth in OneBeacon’s book value per share from January 1, 2008 through the end of the calendar year immediately following the applicable vesting date.  Upon vesting, the RSUs will be mandatorily deferred into one of OneBeacon’s non-qualified deferred compensation plans and will be paid out in 2012 in cash or shares at the discretion of the OneBeacon Compensation Committee.  The expense associated with the RSUs is being recognized over the vesting period.  For the years ended December 31, 2009 and 2008, OneBeacon recognized expense of $0.6 million and $0.5 million.  As of December 31, 2009, there were 93,610 RSUs outstanding.

Share-based Compensation Under Qualified Retirement Plans

The variable contribution amounts earned by eligible participants of the KSOP constituted approximately 4%, 4% and 6% of salary for the years ended 2009, 2008 and 2007. White Mountains recorded $11.0 million, $11.8 million and $15.7 million in compensation expense to pay benefits and allocate common shares to participant’s accounts for the years ended 2009, 2008 and 2007. The contributions made to the KSOP with respect to the years ended 2009, 2008 and 2007 were made with either the Company’s or OneBeacon Ltd.’s common shares, dependent on the employer.  As of December 31, 2009 and 2008, the plans owned 2% or less of either of the Company’s or OneBeacon Ltd.’s total common shares outstanding.  All White Mountains common shares held by the KSOP are considered outstanding for earnings (loss) per share computations.

NOTE 12. Mandatorily Redeemable Preferred Stock of Subsidiaries

White Mountains had two classes of mandatorily redeemable preferred stock of subsidiaries that fell within the scope of FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (included in ASC 480) and were considered noncontrolling interests under FASB Staff Position No. 150-3 (included in ASC 480). Accordingly, White Mountains classified these instruments as liabilities and had recorded them at their historical carrying values. All dividends and accretion on White Mountains’ mandatorily redeemable preferred stock have been recorded as interest expense.

Berkshire Preferred Stock

As part of the financing for the OneBeacon Acquisition, Berkshire invested a total of $300 million in cash, of which (1) $225 million was for the purchase of cumulative non-voting preferred stock of OBH, which had a $300 million redemption value; and (2) $75 million was for the purchase of warrants to acquire 1,724,200 common shares of the Company. The Berkshire Preferred Stock was redeemed on May 31, 2008 for $300 million, its redemption value. The Berkshire Preferred Stock was initially recorded at $145.2 million, as the aggregate proceeds received from Berkshire of $300 million were originally allocated between the Berkshire Preferred Stock and the warrants, based on their relative fair values, in accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The difference between the redemption value and the amount initially recorded for the Berkshire Preferred Stock was accreted through the income statement as interest expense. During the years December 31, 2008 and 2007, White Mountains declared and paid dividends of $11.8 million and $28.3 million on the Berkshire Preferred Stock. During the years ended December 31, 2008 and 2007, White Mountains recorded $21.6 million and $36.1 million of accretion charges related to the Berkshire Preferred Stock.

Zenith Preferred Stock

Also as part of the financing for the OneBeacon Acquisition, Zenith Insurance Company (“Zenith”) purchased $20.0 million in cumulative non-voting preferred stock of a subsidiary of the Company (the “Zenith Preferred Stock”). White Mountains’ exercised its option to redeem the Zenith Preferred Stock on June 30, 2007. During the year ended December 31, 2007, White Mountains declared and paid dividends of $1.0 million on the Zenith Preferred Stock.

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

NOTE 13. Common Shareholders’ Equity

Common shares repurchased and retired

On October 31, 2008, Berkshire exchanged substantially all of its 16.3% stake in White Mountains (1,634,921 of its 1,724,200 common shares) for 100% of a White Mountains subsidiary, which held CCIC, the International American Group, and $707.9 million in cash.

On November 17, 2006, White Mountains’ Board of Directors authorized the Company to repurchase up to 1 million of its common shares, from time to time, subject to market conditions (“the Share Repurchase Plan”). Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. Since the inception of the program, the Company has repurchased and retired 420,611 common shares for $201.3 million. During 2009, the Company did not repurchase any common shares under the Share Repurchase Plan.  During 2008, the Company repurchased 129,770 common shares for $55.9 million. On October 26, 2007, White Mountains repurchased 282,341 common shares for $500 per share, or $141.2 million, in a transaction with an institutional investor. In November 2007, 8,500 common shares were repurchased for $4.2 million from another institutional investor.

The Company also repurchases its common shares, from time to time, that relate to the administration of its various incentive compensation and deferred compensation programs.  For the years ended December 31, 2009, 2008 and 2007 the Company repurchased 1,113, 6,838 and 4,465 common shares that were not subject to the Share Repurchase Plan.

Common shares issued

During 2009, the Company issued a total of 52,420 common shares, which consisted of 3,600 shares issued in satisfaction of Options exercised, 47,820 restricted shares issued to key management personnel and 1,000 shares issued to directors of the Company. During 2008, the Company issued a total of 26,800 common shares, which consisted of 3,300 shares issued in satisfaction of Options exercised and 6,200 restricted shares issued to key management personnel, 600 shares issued to directors of the Company, 15,000 shares issued for deferred compensation payouts and 1,700 shares for incentive compensation awards. During 2007, the Company issued a total of 66,125 common shares, which consisted of 11,550 shares issued in satisfaction of Options exercised, and 54,000 restricted shares issued to key management personnel and 575 shares issued to directors of the Company.

Dividends on common shares

During 2009, the Company declared and paid cash dividends totaling $8.9 million (or $1.00 per common share).  During 2008, the Company declared and paid cash dividends totaling $42.3 million (or $4.00 per common share).  During 2007 the Company declared and paid cash dividends totaling $86.2 million (or $8.00 per common share).

NOTE 14. Statutory Capital and Surplus

White Mountains’ insurance and reinsurance operations are subject to regulation and supervision in each of the jurisdictions where they are domiciled and licensed to conduct business. Generally, regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid loss and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders.  In addition, the NAIC uses risk-based capital (“RBC”) standards for property and casualty insurers as a means of monitoring certain aspects affecting the overall financial condition of insurance companies. At December 31, 2009, White Mountains’ active insurance and reinsurance operating subsidiaries met their respective RBC requirements.

OneBeacon’s consolidated combined policyholders’ surplus of its insurance operating subsidiaries as reported to various regulatory authorities as of December 31, 2009 and 2008 was $1.6 billion and $1.4 billion. OneBeacon’s consolidated combined statutory net income (loss) for the years ended December 31, 2009, 2008 and 2007 was $210.5 million, $(156.5) million and $335.2 million. The principal differences between OneBeacon’s combined statutory amounts and the amounts reported in accordance with GAAP include deferred acquisition costs, deferred taxes, gains recognized under retroactive reinsurance contracts, market value adjustments for debt securities and recognition of pension plans. OneBeacon’s insurance operating subsidiaries’ statutory policyholders’ surplus at December 31, 2009 was in excess of the minimum requirements of relevant state insurance regulations.

In accordance with Swedish regulations, WMRe Sirius holds restricted equity of $1.47 billion as a component of Swedish statutory regulatory capital. This restricted equity cannot be paid as dividends. WMRe Sirius’s total regulatory capital at December 31, 2009 was $1.76 billion.

WMRe America’s policyholders’ surplus, as reported to various regulatory authorities as of December 31, 2009 and 2008, was $832.0 million and $708.8 million. WMRe America’s statutory net income (loss) for the years ended December 31, 2009, 2008 and 2007 was $46.9 million, $(123.8) million and $62.9 million. The principal differences between WMRe America’s statutory amounts and the amounts reported in accordance with GAAP include deferred acquisition costs, deferred taxes, gains recognized under retroactive reinsurance contracts and market value adjustments for debt securities. WMRe America’s statutory policyholders’ surplus at December 31, 2009 was in excess of the minimum requirements of relevant state insurance regulations.

WMRe Bermuda is subject to regulation and supervision by the Bermuda Monetary Authority (“BMA”). Generally, the BMA has broad supervisory and administrative powers over such matters as licenses, standards of solvency, investments, methods of accounting, form and content of financial statements, minimum capital and surplus requirements, and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. As of December 31, 2009, WMRe Bermuda had statutory capital and surplus of $136.2 million, which was in excess of the minimum requirements of the BMA.

Scandinavian Re is also subject to regulation and supervision by the BMA. As of December 31, 2009, Scandinavian Re had statutory capital and surplus of $35.1 million, which was in excess of the minimum requirements of the BMA.

Esurance’s consolidated combined policyholders’ surplus of its insurance operating subsidiaries as reported to various regulatory authorities as of December 31, 2009 and 2008 was $197.9 million and $124.7 million.  Esurance’s insurance operating subsidiaries’ statutory policyholders’ surplus at December 31, 2009 was in excess of the minimum requirements of relevant state insurance regulations.

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

OneBeacon:

Generally, OneBeacon’s regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. Based upon December 31, 2009 statutory surplus of $1.6 billion, OneBeacon’s top tier regulated insurance operating subsidiaries have the ability to pay approximately $157 million of dividends during 2010 without prior approval of regulatory authorities, subject to the availability of unassigned funds. As of December 31, 2009, OneBeacon’s top tier regulated insurance operating subsidiaries had $1.1 billion of unassigned funds. During 2009, OneBeacon’s regulated insurance operating subsidiaries paid $80.0 million of dividends to their immediate parent, which comprised of $70.1 million of cash and $9.9 million of other assets.

During 2009, OneBeacon’s unregulated insurance operating subsidiaries paid $11.9 million of dividends to their immediate parent.  At December 31, 2009, OneBeacon’s unregulated insurance operating subsidiaries had approximately $19 million of net unrestricted cash and fixed maturity investments.

During 2009, OneBeacon Ltd. paid $79.9 million of regular quarterly dividends to its common shareholders. White Mountains received a total of $60.3 million of these dividends.

As of December 31, 2009, OneBeacon Ltd. and its intermediate holding companies had approximately $101 million of net unrestricted cash and fixed maturity investments outside of its regulated and unregulated insurance operating subsidiaries.

White Mountains Re:

Subject to certain limitations under Swedish law, WMRe Sirius can voluntarily transfer all or a portion of its pre-tax income to its Swedish parent companies to minimize taxes (referred to as a group contribution). In early 2009, WMRe Sirius transferred approximately $62 million of its 2008 pre-tax income to its Swedish parent company as a group contribution. In early 2010, WMRe Sirius intends to transfer approximately $68 million (based on December 31, 2009 SEK to USD exchange rate) of its 2009 pre-tax income to its Swedish parent companies as a group contribution.

WMRe Sirius has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, WMRe Sirius has allocated the majority of its pre-tax income, after group contributions to its Swedish parent companies, to the Safety Reserve (see “Safety Reserve” below). As of December 31, 2009, WMRe Sirius had $260 million (based on December 31, 2009 SEK to USD exchange rate) of unrestricted statutory surplus, which is available for distribution in 2010. During 2009, WMRe Sirius paid $36 million of dividends to its immediate parent.  During 2010, WMRe Sirius intends to pay $20 million (based on December 31, 2009 SEK to USD exchange rate) of dividends to its immediate parent.

WMRe America has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. Based upon December 31, 2009 statutory surplus of $832 million, WMRe America would have the ability to pay approximately $83.2 million of dividends during 2010 without prior approval of regulatory authorities, subject to the availability of earned surplus. As of December 31, 2009, WMRe America had negative earned surplus. During 2009, WMRe America did not pay any dividends to its immediate parent.

During 2009, White Mountains Re substantially completed a reorganization of its reinsurance operations whereby the in-force business and infrastructure of WMRe Bermuda was transferred to WMRe Sirius, which established a branch office in Bermuda to maintain the group’s presence in the Bermuda market.  WMRe Bermuda will be run off as a subsidiary of WMRe Sirius. As part of the reorganization, White Mountains Re distributed $350.0 million to its immediate parent and contributed $200.0 million to WMRe Sirius as additional unrestricted statutory surplus.  Prior to the reorganization, WMRe Bermuda distributed $50.0 million to its immediate parent.

During 2009, White Mountains Re Underwriting Services Ltd. (“WMRUS”) paid $6 million of dividends to its immediate parent.

During 2009, in addition to the $350.0 million distribution made in connection with the WMRe Bermuda reorganization, White Mountains Re paid $183.2 million of additional distributions to its immediate parent. The total of $533.2 million of distributions made by White Mountains Re in 2009 was comprised of $480.2 million of cash and $53.0 million of other assets.

As of December 31, 2009, White Mountains Re and its intermediate holding companies had approximately $98.9 million of net unrestricted cash and fixed maturity investments outside of WMRe America, WMRe Sirius, WMRe Bermuda, and WMRUS.

Safety Reserve

Subject to certain limitations under Swedish law, WMRe Sirius is permitted to transfer up to the full amount of its pre-tax income into an untaxed reserve referred to as a safety reserve. At December 31, 2009, WMRe Sirius’ safety reserve amounted to $1.4 billion. Under GAAP, an amount equal to the safety reserve, net of a related deferred tax liability established at the Swedish tax rate of 26.3%, is classified as shareholders’ equity. Generally, this deferred tax liability is only required to be paid by WMRe Sirius if it fails to maintain predetermined levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on WMRe Sirius’ safety reserve ($356.0 million at December 31, 2009) is included in solvency capital. Access to the safety reserve is restricted to coverage of insurance losses.  Access for any other purpose requires the approval of Swedish regulatory authorities. Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the $1.4 billion balance of the safety reserve, without any provision for deferred taxes, in WMRe Sirius’ capital when assessing WMRe Sirius’ financial strength.

Esurance:

Generally, Esurance Insurance Company has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the lesser of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds.  Based on December 31, 2009 statutory net income, Esurance Insurance Company has the ability to pay $2.7 million in dividends.  As of December 31, 2009, Esurance Insurance Company had $46.1 million of unassigned funds.

AFI made $4.0 million in capital distributions to its immediate parent during 2009. As of December 31, 2009, AFI had $4.9 million of net unrestricted cash and fixed maturity investments.

As of December 31, 2009, Esurance had $6.0 million of net unrestricted cash and fixed maturity investments outside of Esurance Insurance Company and AFI.

Other Operations:

WM Advisors paid $15.0 million in dividends to its immediate parent during 2009.  As of December 31, 2009, WM Advisors had $22.4 million of net unrestricted cash and fixed maturity investments.

As of December 31, 2009, the Company and its intermediate holding companies had $257.6 million of net unrestricted cash and fixed maturity investments included in its Other Operations segment.

NOTE 15. Segment Information

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

OneBeacon’s business comprises three major lines of business: specialty, personal and businesses in runoff. OneBeacon’s specialty lines are a collection of niche insurance business lines including professional liability products, marine insurance, collector cars and boats, property and inland marine, tuition reimbursement, excess property and accident & health products as well as property and casualty insurance coverages tailored to industry groups such as technology, financial services, entertainment, sports and leisure industries and government entities.  OneBeacon’s personal lines underwrite homeowners, personal auto and combination insurance policies.  On February 2, 2010, OneBeacon announced that it had entered into a definitive agreement to sell its personal lines business to Tower Group, Inc. (See Note 21).  OneBeacon’s run-off consists of non-specialty commercial lines business included in the Commercial Lines Transaction (See Note 2), as well as national accounts, certain specialty programs and regional agency business transferred to Liberty Mutual effective November 1, 2001.  White Mountains Re provides reinsurance coverage for property, casualty, accident & health, agriculture, aviation and space and certain other exposures on a worldwide basis. Esurance writes personal auto insurance through its website and select online agents. Other Operations consists of the Company, the Company’s intermediate holding companies, WM Advisors, WM Life Re and its weather risk management business as well as the International American Group (until its disposition on October 31, 2008) and various other entities not included in other segments. The Other Operations segment also includes White Mountains’ investments in Delos, Symetra, Tuckerman Fund I and Tuckerman Fund II until its transfer to White Mountains Re, effective June 30, 2008.

Significant intercompany transactions among White Mountains’ segments have been eliminated herein. Financial information for White Mountains’ segments follows:

Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
Year ended December 31, 2009:
Earned insurance and reinsurance premiums	$1,959.5	$858.8	$782.1	$—	$3,600.4
Net investment income	125.5	107.7	24.9	14.3	272.4
Net realized and unrealized investment gains	248.6	101.8	33.7	11.7	395.8
Other revenue - foreign currency translation gain	—	66.9	—	—	66.9
Other revenue	44.7	39.6	55.2	(26.9)	112.6
Total revenues	2,378.3	1,174.8	895.9	(.9)	4,448.1
Losses and LAE	1,121.9	418.8	578.4	—	2,119.1
Insurance and reinsurance acquisition expenses	398.3	170.9	156.7	—	725.9
Other underwriting expenses	330.0	98.1	77.2	—	505.3
General and administrative expenses	26.1	67.6	34.7	104.9	233.3
General and administrative expenses - amortization of AFI purchase accounting adjustments	—	—	17.5	—	17.5
General and administrative expenses - accretion of fair value adjustment to loss and LAE reserves	5.4	6.8	—	—	12.2
Interest expense on debt	39.7	26.3	—	4.8	70.8
Total expenses	1,921.4	788.5	864.5	109.7	3,684.1
Pre-tax income (loss)	$456.9	$386.3	$31.4	$(110.6)	$764.0

Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
Year ended December 31, 2008:
Earned insurance and reinsurance premiums	$1,879.0	$1,000.8	$830.2	$—	$3,710.0
Net investment income	164.4	178.1	33.8	34.0	410.3
Net realized and unrealized investment losses	(763.6)	(284.5)	(46.1)	(62.9)	(1,157.1)
Other revenue - foreign currency translation loss	—	(58.6)	—	—	(58.6)
Other revenue	13.8	42.6	43.3	(48.6)	51.1
Total revenues	1,293.6	878.4	861.2	(77.5)	2,955.7
Losses and LAE	1,126.2	745.0	635.8	(.6)	2,506.4
Insurance and reinsurance acquisition expenses	368.3	214.1	170.1	—	752.5
Other underwriting expenses	290.8	100.4	73.2	2.2	466.6
General and administrative expenses	18.6	40.5	32.1	129.0	220.2
General and administrative expenses - amortization of AFI purchase accounting adjustments	—	—	16.0	—	16.0
General and administrative expenses - accretion of fair value adjustment to loss and LAE reserves	12.0	4.9	—	—	16.9
Interest expense on debt	44.9	26.6	.5	10.1	82.1
Interest expense—dividends on preferred stock	11.8	—	—	—	11.8
Interest expense—accretion on preferred stock	21.6	—	—	—	21.6
Total expenses	1,894.2	1,131.5	927.7	140.7	4,094.1
Pre-tax loss	$(600.6)	$(253.1)	$(66.5)	$(218.2)	$(1,138.4)

Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
Year ended December 31, 2007:
Earned insurance and reinsurance premiums	$1,873.6	$1,146.8	$763.3	$—	$3,783.7
Net investment income	208.5	210.5	29.6	84.4	533.0
Net realized investment gains	173.7	63.7	4.5	21.3	263.2
Other revenue - foreign currency translation loss	—	(12.5)	—	—	(12.5)
Other revenue	17.2	17.5	13.6	118.1	166.4
Total revenues	2,273.0	1,426.0	811.0	223.8	4,733.8
Losses and LAE	1,089.8	701.0	622.4	(6.8)	2,406.4
Insurance and reinsurance acquisition expenses	318.9	255.0	202.7	—	776.6
Other underwriting expenses	329.4	118.5	58.4	2.7	509.0
General and administrative expenses	6.1	26.2	.2	164.3	196.8
Accretion of fair value adjustment to loss and LAE reserves	16.0	5.4	—	—	21.4
Interest expense on debt	45.2	23.2	—	4.6	73.0
Interest expense—dividends on preferred stock	29.3	—	—	—	29.3
Interest expense—accretion on preferred stock	36.1	—	—	—	36.1
Total expenses	1,870.8	1,129.3	883.7	164.8	4,048.6
Pre-tax income (loss)	$402.2	$296.7	$(72.7)	$59.0	$685.2

Selected Balance Sheet Data Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
December 31, 2009:
Total investments	$4,042.8	$3,949.4	$918.7	$321.6	$9,232.5
Reinsurance recoverable on paid and unpaid losses	2,208.8	596.2	20.9	—	2,825.9
Total assets	7,487.1	5,625.4	1,218.0	1,112.7	15,443.2
Loss and LAE reserves	3,934.8	2,444.4	422.9	—	6,802.1
Total liabilities	6,039.0	3,886.5	723.0	453.2	11,101.7
Noncontrolling interest	19.1	312.4	—	352.6	684.1
Total White Mountains’ common shareholders’ equity	1,429.0	1,426.5	495.0	306.9	3,657.4
December 31, 2008:
Total investments	$3,811.5	$4,067.5	$796.4	$327.3	$9,002.7
Reinsurance recoverable on paid and unpaid losses	2,525.0	570.9	1.8	—	3,097.7
Total assets	7,867.5	6,051.3	1,095.6	881.4	15,895.8
Loss and LAE reserves	4,294.0	2,735.4	370.7	—	7,400.1
Total liabilities	6,695.3	4,275.1	658.1	754.8	12,383.3
Noncontrolling interest	17.1	310.5	—	286.1	613.7
Total White Mountains’ common shareholders’ equity	1,155.1	1,465.7	437.5	(159.5)	2,898.8

The following tables provide net written premiums and earned insurance premiums for OneBeacon’s ongoing businesses and in total for the years ended December 31, 2009, 2008 and 2007:

Millions	Specialty (1)	Personal	Run-off (2)	Total
Twelve Months Ended December 31, 2009:
Net written premiums	$946.2	$508.7	$451.8	$1,906.7
Earned insurance premiums	$917.9	$567.9	$473.7	$1,959.5
Twelve Months Ended December 31, 2008:
Net written premiums	$836.9	$618.7	$507.5	$1,963.1
Earned insurance premiums	$730.0	$640.8	$508.2	$1,879.0
Twelve Months Ended December 31, 2007:
Net written premiums	$654.0	$690.4	$520.0	$1,864.4
Earned insurance premiums	$643.6	$725.0	$505.0	$1,873.6

(1)    Specialty lines now includes Technology, Financial Services, OneBeacon Specialty Property, and Property and Inland Marine segmented commercial businesses which were formerly reported in commercial lines. Prior periods have been reclassified to conform to the current presentation.

(2)    Run-off includes non-specialty commercial lines business subject to the Commercial Lines Transaction and other run-off business. Prior periods have been reclassified to conform to the current presentation.

NOTE 16. Investments in Unconsolidated Affiliates

White Mountains’ investments in unconsolidated affiliates represent investments in other companies in which White Mountains has a significant voting and economic interest but does not control the entity.

Symetra

At December 31, 2009, White Mountains owned 24% of the common shares of Symetra on a fully converted basis, consisting of 17.4 million common shares and warrants to acquire an additional 9.5 million common shares. White Mountains accounts for its investment in common shares of Symetra using the equity method and accounts for its Symetra warrants as derivatives with changes in fair value recognized through the income statement as an investment gain or loss. Symetra’s warrants are not publicly traded. Accordingly, the fair value measurement of the warrants is based on unobservable inputs and is classified as a Level 3 measurement.

The following table summarizes amounts recorded by White Mountains relating to its investment in Symetra:

Millions	Common shares	Warrants	Total
Carrying value of investment in Symetra as of January 1, 2007	$249.3	$54.0	$303.3
Equity in earnings of Symetra(1)	31.6	—	31.6
Net unrealized loss from Symetra’s equity portfolio	(6.9)	—	(6.9)
Dividends	(31.2)	—	(31.2)
Net unrealized losses from Symetra’s fixed maturity portfolio	(1.5)	—	(1.5)
Increase in value of warrants	—	23.3	23.3
Carrying value of investment in Symetra as of December 31, 2007(2)	241.3	77.3	318.6
Equity in earnings of Symetra(1)	4.4	—	4.4
Net unrealized losses from Symetra’s fixed maturity portfolio	(191.7)	—	(191.7)
Decrease in value of warrants	—	(50.0)	(50.0)
Carrying value of investment in Symetra as of December 31, 2008(2)	54.0	27.3	81.3
Equity in earnings of Symetra(1)	23.9	—	23.9
Net unrealized gains from Symetra’s fixed maturity portfolio	191.3	—	191.3
Increase in value of warrants	—	11.2	11.2
Carrying value of investment in Symetra as of December 31, 2009(2)	$269.2	$38.5	$307.7

(1)    Equity in earnings is net of tax of $0.

(2)    Includes equity in net unrealized losses from Symetra’s fixed maturity portfolio at December 31, 2009, 2008 and 2007 of $9.0, $197.3 and $5.6.

On January 22, 2010, Symetra completed an initial public offering and their shares now trade on the New York Stock Exchange under the symbol “SYA.”  White Mountains did not sell any shares as part of the offering.

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

The following table summarizes financial information for Symetra as of December 31, 2009 and 2008:

Millions	2009	2008
Symetra balance sheet data:
Total investments	$20,183.1	$16,252.5
Separate account assets	840.1	716.2
Total assets	22,437.5	19,229.6
Policyholder liabilities	19,463.1	17,464.8
Long-term debt	448.9	448.8
Separate account liabilities	840.1	716.2
Total liabilities	21,004.2	18,943.4
Common shareholders’ equity	$1,433.3	$286.2

The following table summarizes financial information for Symetra for the years ended December 31, 2009, 2008 and 2007:

Millions	2009	2008	2007
Symetra income statement data:
Net premiums earned	$573.6	$584.8	$530.5
Net investment income	1,113.6	956.5	973.6
Total revenues	1,714.3	1,451.1	1,589.6
Policy benefits	1,197.3	1,114.6	1,019.4
Total expenses	1,533.2	1,438.1	1,340.8
Net income	128.3	22.1	167.3
Comprehensive net income (loss)	1,018.6	(998.9)	157.8

Pentelia

White Mountains obtained an equity interest of 33% in Pentelia Capital Management (“PCM”) for $1.6 million in April 2007. This investment is accounted for under the equity method. For the year ended December 31, 2009, White Mountains recorded $0.1 million of equity in earnings in PCM.  For the years ended December 31, 2008 and 2007, White Mountains recorded less than $0.1 million of equity in earnings in PCM.  As of December 31, 2009 and 2008, White Mountains investment in PCM was $1.7 million and $1.6 million.

Delos

On August 3, 2006, White Mountains Re sold its wholly-owned subsidiary, Sirius America, to an investor group led by Lightyear Capital for $138.8 million in cash. As part of the transaction, White Mountains acquired an equity interest of approximately 18% in the acquiring entity, Delos. White Mountains accounts for its investment in Delos under the equity method.  For the years ended December 31, 2009, 2008, and 2007 White Mountains recorded $0.5 million, $1.1 million, and $1.3 million of pre-tax equity in earnings and $0.9 million, $(0.9) million, $0.3 million of pre-tax unrealized gains (losses) from its investment in Delos. White Mountains’ investment in Delos at December 31, 2009 and 2008 totaled $35.4 million and $34.0 million.

AFI

In January 2008, White Mountains acquired 42% of the outstanding debt and equity of AFI.  During the first quarter of 2008, White Mountains accounted for its investment in AFI under the equity method.  For the three months ended March 31, 2008, White Mountains recorded $0.1 million of after-tax equity in earnings from its investment in AFI.  As of April 1, 2008, White Mountains’ ownership in AFI increased to 68.9%.  As a result, White Mountains subsequently accounted for its investment in AFI as a consolidated subsidiary.  On July 30, 2008, White Mountains acquired the remaining equity and debt interests in AFI from the noncontrolling owner (See Note 2).

NOTE 17. Variable Interest Entities

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

OneBeacon has no ownership interest in the three reciprocals. However, OneBeacon has determined that each of the reciprocals qualify as a VIE. Further, OneBeacon has determined that it is the primary beneficiary and is required to consolidate all three reciprocals.

In 2002, OneBeacon formed New Jersey Skylands Management LLC to provide management services for a fee to New Jersey Skylands Insurance Association, a reciprocal, and its wholly owned subsidiary New Jersey Skylands Insurance Company (together, “New Jersey Skylands Insurance”).  New Jersey Skylands Insurance was capitalized with a $31.3 million surplus note issued to OneBeacon in 2002.  OneBeacon also loaned $0.2 million to New Jersey Skylands Insurance in the form of a security deposit. At December 31, 2009 and 2008, consolidated amounts related to New Jersey Skylands Insurance included total assets of $135.0 million and $119.0 million and total liabilities of $154.8 million and $140.3 million. At December 31, 2009, the net amount of capital at risk is equal to the surplus note of $31.3 million less the accumulated losses to date of $19.9 million, which includes accrued interest on the surplus note of $22.9 million that eliminates in consolidation.

In 2004, OneBeacon formed Houston General Management Company to provide management services for a fee to another reciprocal, Houston General Insurance Exchange. During 2004, OneBeacon contributed $2.0 million of capital to Houston General Insurance Exchange. In 2005, OneBeacon contributed one of its subsidiaries, Houston General Insurance Company, with assets of $149.4 million and liabilities of $127.6 million, to Houston General Insurance Exchange (together “Houston General Insurance”). Subsequent to the contribution of Houston General Insurance Company, Houston General Insurance Exchange issued a surplus note of $23.7 million to OneBeacon. At December 31, 2009 and 2008, consolidated amounts related to Houston General Insurance included total assets of $111.4 million and $142.4 million and total liabilities of $127.2 million and $157.5 million. At December 31, 2009, the net amount of capital at risk is equal to the surplus note of $23.7 million less the accumulated losses to date of $15.8 million, which includes accrued interest on the surplus note of $12.0 million that eliminates in consolidation.

In 2006, Adirondack AIF, LLC, a wholly owned subsidiary of OneBeacon, entered into an agreement to provide management services for a fee to Adirondack Insurance Exchange (“Adirondack Insurance”), a reciprocal. Adirondack Insurance was capitalized with a $70.7 million surplus note issued to OneBeacon in May 2006. At December 31, 2009 and 2008, consolidated amounts related to Adirondack Insurance included total assets of $281.0 million and $250.3 million and total liabilities of $280.9 million and $264.3 million. At December 31, 2009, the net amount of capital at risk is equal to the surplus note of $70.7 million plus the accumulated gains of $0.1 million, which includes accrued interest on the surplus note of $28.0 million that eliminates in consolidation.

Pentelia

In 2007, White Mountains made an investment in Pentelia, a corporation that invests in insurance-related investment assets. White Mountains has determined that Pentelia is a variable interest entity. However, White Mountains is not the primary beneficiary. At December 31, 2007, the investment was accounted for as an equity method investment.  During the first quarter of 2008, Pentelia raised additional equity capital.  Subsequent to the capital raise, White Mountains’ ownership interest in Pentelia was reduced from 17% to approximately 13%.  Accordingly, White Mountains’ investment in Pentelia is now accounted for as a trading security in other investments.  Changes in the fair value of White Mountains’ investment in Pentelia are recognized in the change in unrealized investment gains and losses. White Mountains exposure to loss is limited to the carrying value of its investment in Pentelia, which was $23.1 million and $35.4 million as of December 31, 2009 and 2008, respectively.

Prospector Offshore Fund

White Mountains has determined that the Prospector Offshore Fund, Ltd. (“the Prospector Fund”) is a VIE for which White Mountains is the primary beneficiary and is required to consolidate the Prospector Fund. At December 31, 2009 and 2008, White Mountains consolidated total assets of $124.4 million and $128.1 million and total liabilities of $24.6 million and $40.6 million of the Prospector Fund. In addition, at December 31, 2009 and 2008, White Mountains recorded noncontrolling interest of $39.6 million and $35.1 million in the Prospector Fund. For the years ended December 31, 2009, 2008 and 2007 White Mountains recorded $(5.0) million, $8.1 million and $(7.1) million of noncontrolling interest income (expense) related to the Fund. At December 31, 2009, the net amount of capital at risk is equal to White Mountains’ investment in the Fund of $60.3 million, which represents White Mountains’ ownership interest of 60.4% in the Prospector Fund.

Tuckerman Fund I

White Mountains has determined that Tuckerman Fund I is a VIE for which White Mountains is the primary beneficiary and is required to consolidate Tuckerman Fund I. At December 31, 2009 and 2008, White Mountains consolidated total assets of $19.8 million and $23.3 million and total liabilities of $12.4 million and $16.0 million of Tuckerman Fund I. In addition, at December 31, 2009 and 2008, White Mountains recorded noncontrolling interest of $1.6 million and $2.6 million in Tuckerman Fund I. For the years ended December 31, 2009, 2008 and 2007 White Mountains recorded $0.7 million, $1.0 million and $0.9 million of noncontrolling interest expense related to Tuckerman Fund I. At December 31, 2009, the net amount of capital at risk is equal to White Mountains’ investment in Tuckerman Fund I of $5.8 million, which represents White Mountains’ ownership interest of 93.7% in Tuckerman Fund I.

Tuckerman Fund II

White Mountains has determined that Tuckerman Fund II is a VIE for which White Mountains is the primary beneficiary and is required to consolidate Tuckerman Fund II. At December 31, 2009 and 2008, White Mountains consolidated total assets of $56.0 million and $62.3 million and total liabilities of $16.4 million and $19.4 million. In addition, at December 31, 2009 and 2008, White Mountains recorded noncontrolling interest of $22.8 million and $25.5 million in Tuckerman Fund II. For the years ended December 31, 2009, 2008 and 2007 White Mountains recorded $0, $6.0 million and $3.6 million of noncontrolling interest expense related to Tuckerman Fund II. At December 31, 2009, the net amount of capital at risk is equal to White Mountains’ investment in Tuckerman Fund II of $16.9 million, which represents White Mountains’ ownership interest of 46.6% in Tuckerman Fund II.

NOTE 18. Fair Value of Financial Instruments

White Mountains carries its financial instruments on its balance sheet at fair value with the exception of its fixed-rate, long-term indebtedness and the WMRe Preference Shares, which are recorded as noncontrolling interest. For certain financial instruments where quoted market prices are not available, the fair values of these financial instruments were estimated by discounting future cash flows using current market rates for similar obligations or using quoted market prices. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. The following summarizes the carrying value and fair value of financial instruments that are not accounted for at fair value.

	December 31, 2009		December 31, 2008
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
OBH Senior Notes	$605.8	$606.5	$483.3	$675.1
WMRe Senior Notes	377.7	399.1	254.0	399.0
WMRe Preference Shares	212.5	250.0	117.5	250.0

NOTE 19. Transactions with Related Persons

Prospector

Mr. John Gillespie is the founder and Managing Member of Prospector.  Prospector serves as a discretionary adviser with respect to specified assets, primarily equity securities, managed by WM Advisors on behalf of White Mountains and other clients of WM Advisors.

Pursuant to an investment management agreement with WM Advisors (the “WMA Agreement”),  Prospector charged WM Advisors fees based on the following schedule: 100 basis points on the first $200 million of assets under management; 50 basis points on the next $200 million; and 25 basis points on amounts over $400 million.  At December 31, 2009, Prospector managed a total of approximately $350.0 million of assets for WM Advisors under this arrangement.  Of this total, $138.9 million were assets of White Mountains (excluding any OneBeacon assets) and $208.3 million were assets of third party accounts managed by WM Advisors. The third party accounts are each separately subject to the above fee schedule.

Prospector has a separate investment management agreement with OneBeacon (the “OneBeacon Agreement”) pursuant to which Prospector supervises and directs specified assets, primarily equity securities, including assets in OneBeacon’s defined benefit and defined contribution plans (the “ERISA Assets”).  The fee schedule under the OneBeacon Agreement is identical to the WMA Agreement fee schedule.  At December 31, 2009, Prospector managed approximately $600.0 million of assets for OneBeacon under this arrangement, including $243.9 million of ERISA Assets.

During 2009, 2008, and 2007, Prospector earned $6.5 million, $5.2 million, and $6.7 million in total fees pursuant to the WMA Agreement and the OneBeacon Agreement.

Prospector also advises White Mountains on matters including capital management, asset allocation, private equity investments and mergers and acquisitions. Pursuant to a Consulting Agreement for those services, Prospector was granted 9,200 performance shares for the 2010-2012 performance cycle, 10,800 performance shares for the 2009-2011 performance cycle, and 9,600 performance shares for the 2008-2010 performance cycle.  In accordance with the terms of the WTM Incentive Plan, performance against target governing the performance shares will be confirmed by the Compensation Committee of the Board following the end of each performance cycle and the number of performance shares actually awarded at that time will range from 0% to 200% of the target number granted.  Based on the Company’s performance, Prospector received no payment with respect to 8,000 performance shares that had been granted for the 2007-2009 performance cycle as the payout was 0%.  Unless and until the Consulting Agreement has been terminated, and subject to the approval of the Compensation Committee, at the beginning of each performance cycle Prospector is to be granted performance shares with a value of approximately $4.5 million.  The Compensation Committee establishes the performance target for such performance shares.

Pursuant to a revenue sharing agreement, Prospector has agreed to pay White Mountains 6% of the revenues in excess of $500,000 of certain of Prospector’s funds in return for White Mountains having made a founding investment in 1997.  During 2009, 2008, and 2007, White Mountains earned $0.2 million, $0.2 million, and $0.8 million under this arrangement.

At December 31, 2009, White Mountains had $143.7 million invested in limited partnership investment interests managed by Prospector.  (This total includes $41.7 million of OneBeacon assets.)  In addition, Messrs. Barrette, Davis, George Gillespie, John Gillespie, and Waters, each a director of the Company, and Mr. Campbell, an executive officer of the Company, owned limited partnership investment interests managed by Prospector as of such date.

Other relationships and transactions

WMA provides investment advisory and management services to Symetra.  At December 31, 2009, WMA had $20.4 billion of assets under management from Symetra.  During 2009, 2008 and 2007, WMA earned $13.7 million, $14.4 million and $15.2 million in fees from Symetra.

Mr. Clark, a director of the Company, has been Vice Chairman of Barclays Capital since 2008. Barclays has, from time to time, provided various services to White Mountains including investment banking services, brokerage services, underwriting of debt and equity securities and financial consulting services.

Mr. George Gillespie, a director of the Company, serves as Special Counsel to Cravath, Swaine & Moore (“CS&M”).  CS&M performs legal services for the Company.

Mr. John Gillespie, a director of the Company, indirectly through general and limited partnership interests holds a 33% interest in Dowling & Partners Connecticut Fund III, LP (“Fund III”).  Two of the Company’s indirect subsidiaries, OneBeacon Professional Insurance (“OBPI”) and White Mountains Specialty Underwriting, Inc. (“WMSUI”), had previously borrowed approximately $8 million and $7 million, respectively, from Fund III in connection with an incentive program sponsored by the State of Connecticut known as the Connecticut Insurance Reinvestment Act (the “CIR Act”).  The CIR Act provides for Connecticut income tax credits to be granted for qualifying investments made by approved fund managers.  Both loans were repaid in full during 2006.  The loans were qualifying investments which generated tax credits to be shared equally between Fund III on the one hand and OBPI and WMSUI on the other.  As a result of his interest in Fund III, during 2009, Mr. Gillespie generated approximately $0.5 million in such tax credits.

Until November, 2009, White Mountains leased a building partially owned by Mr. John Gillespie and trusts for the benefit of members of his family (the “Gillespie Trusts”).  For 2009, the rental payments attributable to Mr. Gillespie’s ownership in the building totaled approximately $6,000 and the rental payments attributable to the Gillespie Trusts’ ownership in the building totaled approximately $51,000.

NOTE 20. Commitments and Contingencies

White Mountains leases certain office space under non-cancellable operating leases that expire on various dates through 2010. Rental expense for all of White Mountains’ locations was approximately $40.1 million, $39.3 million and $54.8 million for the years ended December 31, 2009, 2008 and 2007. White Mountains also has various other lease obligations that are immaterial in the aggregate.

White Mountains’ future annual minimum rental payments required under non-cancellable leases, which are primarily for office space, are $28.8 million, $25.1 million, $19.7 million and $38.3 million for 2010, 2011, 2012 and 2013 and thereafter, respectively.

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

Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. White Mountains accrues any significant insolvencies when the loss is probable and the assessment amount can be reasonably estimated. The actual amount of such assessments will depend upon the final outcome of rehabilitation proceedings and will be paid over several years. At December 31, 2009, the reserve for such assessments totaled $17.2 million.

Legal Contingencies

White Mountains and the insurance and reinsurance industry in general, are subject to litigation and arbitration in the normal course of business. Other than those items listed below, White Mountains was not a party to any material litigation or arbitration other than as routinely encountered in claims activity, none of which is expected by management to have a material adverse effect on its financial condition and/or cash flows.

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

On November 16, 2009, Scandinavian Re filed a motion to vacate the arbitration award in federal court in the Southern District of New York. On February 23, 2010, the court issued an order granting Scandinavian Re’s motion to vacate the arbitration award. The matter has been remanded for arbitration in front of a new panel of arbitrators. The judge vacated all rulings made by the first panel and required St. Paul to return to Scandinavian Re any monies paid over to it since September 26, 2007 so as to put the parties back in the same position that they were as of the day that St. Paul demanded arbitration. St. Paul has 30 days to appeal the ruling to the 2nd Circuit Court of Appeals.

NOTE 21. Subsequent Event

On February 2, 2010, OneBeacon entered into a definitive agreement to sell its personal lines business to Tower Group, Inc. The transaction includes two insurance companies containing the personal lines business, and two attorneys-in-fact managing the reciprocals that write the personal lines business in New York and New Jersey. Net written premiums for the affected books total approximately $420 million for the year ended December 31, 2009. As consideration, OneBeacon will receive an amount equal to the statutory surplus in the reciprocals, including the par value of the surplus notes issued by the reciprocals to OneBeacon, the GAAP equity in the insurance companies and attorneys-in-fact, plus $32.5 million. All specialty lines, including the collector cars and boats business, and the personal lines assigned risk business written through AutoOne, will remain with OneBeacon. The sale is subject to certain state regulatory approvals.

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

We assessed the effectiveness of White Mountains’ internal control over financial reporting as of December 31, 2009.  In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, we have concluded that White Mountains maintained effective internal control over financial reporting as of December 31, 2009.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of White Mountains’ internal control over financial reporting as of December 31, 2009 as stated in their report which appears on pages F-73.

February 26, 2010

/s/ RAYMOND BARRETTE	/s/ DAVID T. FOY
Chairman and CEO	Executive Vice President and CFO
(Principal Executive Officer)	(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of White Mountains Insurance Group, Ltd.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of White Mountains Insurance Group, Ltd. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.   Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers
New York, New York
February 26, 2010

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

Selected quarterly financial data for 2009 and 2008 is shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for the interim periods.

	2009 Three Months Ended				2008 Three Months Ended
Millions, except per share amounts	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Revenues	$1,060.0	$1,202.7	$1,218.9	$966.5	$360.6	$618.0	$1,039.2	$937.9
Expenses	906.5	944.4	915.1	918.1	917.2	1,099.9	1,036.9	1,040.1
Pre-tax income (loss)	153.5	258.3	303.8	48.4	(556.6)	(481.9)	2.3	(102.2)
Tax (expense) benefit	(34.0)	(73.9)	(88.6)	(12.3)	311.6	151.6	3.0	32.5
Noncontrolling interest in consolidated subsidiaries	(26.2)	(33.1)	(43.5)	(6.7)	33.8	52.8	(20.5)	8.3
Equity in earnings (loss) of unconsolidated affiliates	6.5	8.3	8.6	.9	(1.4)	.8	6.0	.4
Income (loss) before extraordinary items	$99.8	$159.6	$180.3	$30.3	$(212.6)	$(276.7)	$(9.2)	$(61.0)
Income (loss) before extraordinary items per share:
Basic	$11.26	$18.02	$20.35	$3.44	$(23.22)	$(26.19)	$(.87)	$(5.38)
Diluted	11.26	18.02	20.35	3.44	(23.22)	(26.19)	(.87)	(5.38)
Adjusted book value per share	$416.52	$406.17	$378.48	$351.68	$353.07	$404.62	$443.64	$446.28

SCHEDULE I

WHITE MOUNTAINS INSURANCE GROUP, LTD.

SUMMARY OF INVESTMENTS—OTHER THAN

INVESTMENTS IN RELATED PARTIES

At December 31, 2009

Millions	Cost	Carrying Value	Fair Value
Fixed maturities:
Bonds:
U.S. Government and government agencies and authorities	$779.6	$799.1	$799.1
Corporate bonds and asset-backed securities	4,384.6	4,502.0	4,502.0
States, municipalities and political subdivisions	4.7	4.9	4.9
Foreign governments	697.5	721.0	721.0
Redeemable preferred stocks	73.7	74.2	74.2
Total fixed maturities	5,940.1	6,101.2	6,101.2
Short-term investments	2,098.4	2,098.4	2,098.4
Common equity securities:
Banks, trust and insurance companies	82.9	91.4	91.4
Public utilities	12.6	12.4	12.4
Industrial, miscellaneous and other	320.0	354.7	354.7
Total common equity securities	415.5	458.5	458.5
Other investments	309.0	341.3	341.3
Convertibles and bonds with warrants attached	210.9	233.1	233.1
Total investments	$8,973.9	$9,232.5	$9,232.5

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED BALANCE SHEETS

	December 31,
Millions	2009	2008
Assets:
Fixed maturity investments, at fair value	$—	$.2
Common equity securities, at fair value	2.0	4.0
Short-term investments, at amortized cost	60.2	52.0
Other assets	.4	.8
Investments in consolidated and unconsolidated affiliates	4,292.3	3,466.0
Total assets	$4,354.9	$3,523.0
Liabilities:
Long-term debt	$—	$200.0
Accounts payable and other liabilities	13.4	(189.5)
Total liabilities	13.4	10.5
White Mountains’ common shareholders’ equity	3,657.4	2,898.8
Noncontrolling interests	684.1	613.7
Total equity	4,341.5	3,512.5
Total liabilities and equity	$4,354.9	$3,523.0

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
Millions	2009	2008	2007
Revenues (including realized gains and losses)	$—	$2.3	$.2
Expenses	38.3	38.2	41.7
Pre-tax loss	(38.3)	(35.9)	(41.5)
Income tax (expense) benefit	(3.6)	(1.3)	1.6
Net loss	(41.9)	(37.2)	(39.9)
Earnings (loss) from consolidated affiliates	621.4	(592.5)	544.0
Net (income) loss attributable to noncontrolling interests	(109.5)	74.4	(96.7)
Consolidated net income (loss)	470.0	(555.3)	407.4
Other comprehensive income (loss) items, after-tax	280.8	(385.5)	71.9
Consolidated comprehensive income (loss)	$750.8	$(940.8)	$479.3
Computation of net income (loss) available to common shareholders:
Net income (loss) available to common shareholders	$470.0	$(555.3)	$407.4

SCHEDULE II

(continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions	2009	2008	2007
Net income before noncontrolling interests	$579.5	$(629.7)	$504.1
Charges (credits) to reconcile net income to net cash from operations:
Net realized and unrealized losses (gains) on sales of investments	1.7	9.9	(8.0)
Undistributed current (earnings) losses from subsidiaries	(621.4)	592.5	(544.0)
Dividends received from subsidiaries	8.4	747.9	2.7
Net federal income tax (payments) receipts	—	(.5)	6.8
Net change in other assets and other liabilities	18.6	(7.2)	(4.9)
Net cash (used for) provided from operations	(13.2)	712.9	(43.3)
Cash flows from investing activities:
Net (increase) decrease in short-term investments	20.8	(46.8)	80.4
Purchases of investment securities	—	—	(54.9)
Sales and maturities of investment securities	(28.4)	21.9	312.9
Issuance of debt (to) from subsidiaries	—	(25.0)	315.0
Repayment of debt (to) from subsidiaries	200.0	(440.0)	(50.0)
Contributions to subsidiaries	—	—	—
Distributions from subsidiaries	29.0	386.3	—
Net change in unsettled investment purchases and sales	—	—	(8.1)
Net cash provided from (used for) investing activities	221.4	(103.6)	595.3
Cash flows from financing activities:
Issuance of debt	—	650.8	—
Repayment of debt	(200.0)	(450.8)	(320.0)
Proceeds from issuances of common shares	.9	.6	2.2
Repurchases and retirement of common shares	(.4)	(59.3)	(148.0)
Cash exchanged with Berkshire Hathaway Inc. for the Company’s common shares	—	(707.9)	—
Dividends paid on common shares	(8.9)	(42.3)	(86.2)
Net cash (used for) provided from financing activities	(208.4)	(608.9)	(552.0)
Net (decrease) increase in cash during the year	(.2)	.4	—
Cash balance at beginning of year	.4	—	—
Cash balance at end of year	$.2	$.4	$—

SCHEDULE III

WHITE MOUNTAINS INSURANCE GROUP, LTD.

SUPPLEMENTARY INSURANCE INFORMATION

(Millions)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premiums earned	Net investment income(1)	Benefits, claims, losses, and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Years ended:
December 31, 2009:
OneBeacon	$215.0	$3,934.8	$1,018.3	$—	$1,959.5	$127.4	$1,121.9	$398.3	$330.0	$1,906.7
White Mountains Re	57.2	2,444.4	287.5	—	858.8	107.7	418.8	170.9	98.1	806.8
Esurance	31.6	422.8	192.7	—	782.1	24.9	578.4	156.7	77.2	778.5
Other insurance operations	—	—	—	—	—	(.1)	—	—	—	—
December 31, 2008:
OneBeacon	$225.5	$4,294.0	$1,088.2	$—	$1,879.0	$152.8	$1,126.2	$368.3	$290.8	$1,963.1
White Mountains Re	68.8	2,735.4	313.0	—	1,000.8	173.5	745.0	214.1	100.4	931.1
Esurance	28.7	370.7	196.2	—	830.2	33.8	635.8	170.1	73.2	823.4
Other insurance operations	—	—	—	—	—	2.4	(.6)	—	2.2	—
December 31, 2007:
OneBeacon	$200.0	$4,480.3	$1,005.9	$—	$1,873.6	$184.5	$1,089.8	$318.9	$329.4	$1,864.4
White Mountains Re	86.5	3,252.1	396.0	—	1,146.8	198.1	701.0	255.0	118.5	1,095.7
Esurance	39.5	285.2	203.3	—	763.3	29.0	622.4	202.7	58.4	798.5
Other insurance operations	—	44.5	—	—	—	3.5	(6.8)	—	2.7	—

(1)          The amounts shown exclude net investment income (expense) relating to non-insurance operations of $12.5, $47.8 and $117.9 for the twelve months ended December 31, 2009, 2008 and 2007, respectively.

SCHEDULE IV

WHITE MOUNTAINS INSURANCE GROUP, LTD.

REINSURANCE

(Millions)

Column A	Column B	Column C	Column D	Column E	Column F
Premiums earned	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Years ended:
December 31, 2009:
OneBeacon	$2,122.4	$(229.7)	$66.8	$1,959.5	3.4%
White Mountains Re	107.2	(175.9)	927.5	858.8	108.0%
Esurance	764.1	(2.6)	20.6	782.1	2.6%
Other insurance operations	—	—	—	—	—%
December 31, 2008:
OneBeacon	$2,078.0	$(252.6)	$53.6	$1,879.0	2.9%
White Mountains Re	100.7	(145.7)	1,045.8	1,000.8	104.5%
Esurance	807.9	(3.3)	25.6	830.2	3.1%
Other insurance operations	—	—	—	—	—%
December 31, 2007:
OneBeacon	$2,017.4	$(198.4)	$54.6	$1,873.6	2.9%
White Mountains Re	108.2	(196.6)	1,235.2	1,146.8	107.7%
Esurance	736.8	(4.0)	30.5	763.3	4.0%
Other insurance operations	—	—	—	—	—%

SCHEDULE V

WHITE MOUNTAINS INSURANCE GROUP, LTD.

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions (subtractions)
Millions	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions described(1)	Balance at end of period
Years ended:
December 31, 2009:
Reinsurance recoverable on paid losses:
Allowance for reinsurance balances	$29.5	$2.3	$—	$(1.8)	$30.0
Property and casualty insurance and reinsurance premiums receivable:
Allowance for uncollectible accounts	7.1	1.5	(1.8)	(.5)	6.3

December 31, 2008:
Reinsurance recoverable on paid losses:
Allowance for reinsurance balances	$39.4	$(11.8)	$5.2	$(3.3)	$29.5
Property and casualty insurance and reinsurance premiums receivable:
Allowance for uncollectible accounts	20.5	(.1)	(13.1)	(.2)	7.1

December 31, 2007:
Reinsurance recoverable on paid losses:
Allowance for reinsurance balances	$41.0	$(1.9)	$—	$.3	$39.4
Property and casualty insurance and reinsurance premiums receivable:
Allowance for uncollectible accounts	18.9	(1.6)	—	3.2	20.5

(1) Represents net reinstatements (charge-offs) of balances receivables and foreign exchange.

SCHEDULE VI

WHITE MOUNTAINS INSURANCE GROUP, LTD.

SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS

(Millions)

Column A	Column B	Column C	Column D		Column E	Column F	Column G	Column H		Column I	Column J	Column K
								Claims and Claims Adjustment Expenses Incurred Related to
Affiliation with registrant	Deferred acquisition costs	Reserves for Unpaid Claims and Claims Adjustment Expenses	Discount, if any, deducted in Column C		Unearned Premiums	Earned Premiums	Net investment income	(1) Current Year	(2) Prior Year	Amortization of deferred policy acquisition costs	Paid Claims and Claims Adjustment Expenses	Premiums written
OneBeacon:
2009	$215.0	$3,934.8	$317.5	(1)	$1,018.3	$1,959.5	$127.4	$1,205.3	$(83.4)	$398.3	$1,176.1	$1,906.7
2008	225.5	4,294.0	352.6	(1)	1,088.2	1,879.0	152.8	1,188.2	(62.0)	368.3	1,198.3	1,963.1
2007	200.0	4,480.3	395.4	(1)	1,005.9	1,873.6	184.5	1,138.1	(48.3)	318.9	1,250.1	1,864.4
White Mountains Re:
2009	$57.2	$2,444.4	$29.5	(2)	$287.5	$858.8	$107.7	$449.1	$(30.4)	$170.9	$772.9	$806.8
2008	68.8	2,735.4	36.3	(2)	313.0	1,000.8	173.5	665.1	79.9	214.1	888.8	931.1
2007	86.5	3,252.1	39.3	(2)	396.0	1,146.8	198.1	662.0	39.1	255.0	870.2	1,095.7
Esurance:
2009	$31.6	$422.8	$—		$192.7	$782.1	$24.9	$586.2	$(7.8)	$156.7	$544.3	$778.5
2008	28.7	370.7	—		196.2	830.2	33.8	630.9	4.9	170.1	549.7	823.4
2007	39.5	285.2	—		203.3	763.3	29.0	592.9	29.6	202.7	506.1	798.5
Other insurance operations:
2009	$—	$—	$—		$—	$—	$(.1)	$—	$—	$—	$—	$—
2008	—	—	—		—	—	2.4	1.0	(1.6)	—	(.4)	—
2007	—	44.5	—		—	—	3.5	(.2)	(6.8)	—	11.7	—
50%-or-less owned property and casualty investees:(3)
Delos(4):
2009	$3.9	$73.3	$—		$26.1	$33.3	$1.7	$24.3	$—	$—	$18.2	$31.7
2008	4.9	70.8	—		24.2	29.3	2.0	18.6	—	—	10.1	36.5
2007	3.6	66.0	—		19.5	15.7	2.2	9.9	—	.7	5.8	25.8

(1)          The amounts shown represent OneBeacon’s discount on its long-term workers compensation loss and LAE reserves, as such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual basis. OneBeacon discounts these reserves using a discount rate which is determined based on the facts and circumstances applicable at the time the claims are settled (5.3%, 5.5% and 5.5% at December 31, 2009, 2008 and 2007). Also the amounts shown include unamortized fair value adjustments to reserves for unpaid claims and claims adjustment expenses made in purchase accounting as a result of White Mountains’ purchase of OneBeacon for the years ended December 31, 2009, 2008 and 2007.

(2)          The amount shown represents unamortized fair value adjustments to reserves for unpaid claims and claims adjustment expenses made in purchase accounting as a result of White Mountains’ purchase of WMRe Sirius during 2004.

(3)          The amounts shown represent White Mountains’ share of its 50% owned unconsolidated property and casualty insurance affiliates.

(4)          On August 3, 2006, White Mountains acquired an equity interest of approximately 18% in Delos.