Form 10-Q
period 2010-03-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2010-04-29
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2010

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

As of April 28, 2010, 8,729,056 common shares with a par value of $1.00 per share were outstanding (which includes 99,470 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Millions, except share and per share amounts)	2010	2009
	Unaudited
Assets
Fixed maturity investments, at fair value (amortized cost: $5,640.9 and $5,940.1)	$5,828.3	$6,101.2
Short-term investments, at amortized cost (which approximates fair value)	2,102.2	2,098.4
Common equity securities, at fair value (cost: $521.2 and $415.5)	577.1	458.5
Convertible fixed maturity investments, at fair value (cost: $213.1 and $210.9)	238.1	233.1
Other long-term investments (cost: $334.2 and $309.0)	382.6	341.3
Total investments	9,128.3	9,232.5
Cash (restricted: $207.8 and $217.1)	345.0	366.0
Reinsurance recoverable on unpaid losses	2,919.6	2,790.9
Reinsurance recoverable on paid losses	49.7	35.0
Insurance and reinsurance premiums receivable	1,004.5	785.5
Funds held by ceding companies	103.9	123.1
Investments in unconsolidated affiliates	365.8	344.8
Deferred acquisition costs	298.3	303.8
Deferred tax asset	551.1	564.0
Ceded unearned insurance and reinsurance premiums	236.4	111.1
Accrued investment income	59.4	67.4
Accounts receivable on unsettled investment sales	112.3	27.6
Other assets	648.5	691.5
Total assets	$15,822.8	$15,443.2
Liabilities
Loss and loss adjustment expense reserves	$7,091.0	$6,802.1
Unearned insurance and reinsurance premiums	1,698.6	1,498.5
Debt	1,026.1	1,050.7
Deferred tax liability	339.6	355.3
Accrued incentive compensation	116.4	204.9
Funds held under reinsurance treaties	103.7	97.4
Ceded reinsurance payable	227.3	92.0
Accounts payable on unsettled investment purchases	37.1	9.1
Other liabilities	928.1	991.7
Total liabilities	11,567.9	11,101.7
Shareholders’ equity and noncontrolling interests
White Mountains’ common shareholders’ equity
White Mountains’ common shares at $1 par value per share - authorized 50,000,000 shares; issued and outstanding 8,775,632 and 8,860,150 shares	8.8	8.9
Paid-in surplus	1,423.5	1,436.1
Retained earnings	2,148.2	2,215.9
Accumulated other comprehensive income, after-tax:
Equity in unrealized gains (losses) from investments in unconsolidated affiliates	23.8	(9.0)
Net unrealized foreign currency translation (losses) gains	(.1)	11.5
Other	(5.9)	(6.0)
Total White Mountains’ common shareholders’ equity	3,598.3	3,657.4
Noncontrolling interests
Noncontrolling interest - OneBeacon Ltd.	346.3	351.0
Noncontrolling interest - WMRe Preference Shares	250.0	250.0
Noncontrolling interest - consolidated limited partnerships and A.W.G Dewar	60.3	83.1
Total noncontrolling interests	656.6	684.1
Total equity	4,254.9	4,341.5
Total liabilities and equity	$15,822.8	$15,443.2

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Unaudited

	Three Months Ended March 31,
(Millions, except per share amounts)	2010	2009
Revenues:
Earned insurance and reinsurance premiums	$864.7	$911.4
Net investment income	60.6	61.1
Net realized and unrealized investment gains (losses)	87.0	(23.3)
Other revenue	31.8	17.3
Total revenues	1,044.1	966.5
Expenses:
Loss and loss adjustment expenses	703.2	543.2
Insurance and reinsurance acquisition expenses	185.0	182.2
Other underwriting expenses	115.9	115.4
General and administrative expenses	50.5	58.4
Interest expense on debt	16.3	18.9
Total expenses	1,070.9	918.1
Pre-tax (loss) income	(26.8)	48.4
Income tax benefit (expense)	.2	(12.3)
(Loss) income before equity in earnings of unconsolidated affiliates	(26.6)	36.1
Equity in (losses) earnings of unconsolidated affiliates	(11.6)	.9
Net (loss) income	(38.2)	37.0
Net income attributable to noncontrolling interests	(1.4)	(6.7)
Net (loss) income attributable to White Mountains’ common shareholders	(39.6)	30.3
Comprehensive income (loss), net of tax:
Change in equity in net unrealized gains (losses) from investments in unconsolidated affiliates	32.9	(18.2)
Change in foreign currency translation and other	(11.6)	(39.0)
Comprehensive loss	(18.3)	(26.9)
Comprehensive income attributable to noncontrolling interests	—	(.3)
Comprehensive loss attributable to White Mountains’ common shareholders	$(18.3)	$(27.2)
Earnings per share attributable to White Mountains’ common shareholders
Basic (loss) earnings per share	$(4.48)	$3.44
Diluted (loss) earnings per share	(4.48)	3.44
Dividends declared and paid per White Mountains’ common share	$1.00	$1.00

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Unaudited

	White Mountains’ Common Shareholders’ Equity
(Millions)	Common shareholders’ equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income (loss), after-tax	Non- controlling interest
Balances at January 1, 2010	$3,657.4	$1,445.0	$2,215.9	$(3.5)	$684.1

Cumulative effect adjustment - ASU 2009-17	(.4)	—	(.4)	—	(22.8)
Net (loss) income	(39.6)	—	(39.6)	—	1.4
Other comprehensive income, after-tax	21.3	—	—	21.3	—
Dividends declared on common shares	(8.8)	—	(8.8)	—	—
Dividends to noncontrolling interests	—	—	—	—	(4.9)
Repurchases and retirements of common shares	(36.5)	(17.6)	(18.9)	—	—
Issuances of common shares	.5	.5	—	—	—
Distributions to noncontrolling interests	—	—	—	—	(1.3)
Amortization of restricted share and option awards	4.4	4.4	—	—	.1

Balances at March 31, 2010	$3,598.3	$1,432.3	$2,148.2	$17.8	$656.6

	White Mountains’ Common Shareholders’ Equity
(Millions)	Common shareholders’ equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive loss, after-tax	Non- controlling interest
Balances at January 1, 2009	$2,898.8	$1,428.2	$1,751.9	$(281.3)	$613.7

Cumulative effect adjustment - Symetra FAS 115-2	—	—	3.0	(3.0)	—
Net income	30.3	—	30.3	—	6.7
Other comprehensive (loss) income, after-tax	(57.5)	—	—	(57.5)	.3
Dividends declared on common shares	(8.9)	—	(8.9)	—	—
Dividends to noncontrolling interests	—	—	—	—	(7.3)
Contributions from noncontrolling interests	—	—	—	—	2.7
Amortization of restricted share and option awards	3.5	3.5	—	—	—

Balances at March 31, 2009	$2,866.2	$1,431.7	$1,776.3	$(341.8)	$616.1

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31,
(Millions)	2010	2009
Cash flows from operations:
Net (loss) income	$(38.2)	$37.0
Charges (credits) to reconcile net income (loss) to net cash (used for) provided from operations:
Net realized and unrealized investment (gains) losses	(87.0)	23.3
Excess of fair value of acquired net assets over cost	(12.8)	—
Other operating items:
Net change in loss and loss adjustment expense reserves	279.2	(92.1)
Net change in reinsurance recoverable on paid and unpaid losses	(145.4)	39.7
Net change in unearned insurance and reinsurance premiums	204.1	149.8
Net change in funds held by ceding companies	16.9	6.0
Net change in deferred acquisition costs	4.8	(7.7)
Net change in ceded unearned premiums	(126.2)	(56.5)
Net change in funds held under reinsurance treaties	6.4	(2.1)
Net change in insurance and reinsurance premiums receivable	(219.2)	(154.1)
Net change in ceded reinsurance payable	137.0	62.1
Net change in other assets and liabilities, net	(91.1)	(37.9)
Net cash used for operations	(71.5)	(32.5)
Cash flows from investing activities:
Net change in short-term investments	12.1	89.8
Sales of fixed maturity and convertible fixed maturity investments	442.4	834.0
Maturities, calls and paydowns of fixed maturity and convertible fixed maturity investments	846.6	249.5
Sales of common equity securities	15.9	192.6
Distributions and redemptions of other long-term investments	8.0	10.3
Contributions to other long-term investments	(16.1)	(5.7)
Purchases of common equity securities	(127.1)	(17.6)
Purchases of fixed maturity and convertible fixed maturity investments	(982.1)	(1,226.3)
Purchases of consolidated and unconsolidated affiliates, net of cash acquired	(4.9)	—
Net change in fixed maturity investments held for collateral under OneBeacon’s securities lending program	—	(44.7)
Net change in short-term investments held for collateral under OneBeacon’s securities lending program	—	(2.2)
Net change in unsettled investment purchases and sales	(56.7)	68.6
Net acquisitions of property and equipment	(1.0)	(2.7)
Net cash provided from investing activities	137.1	145.6
Cash flows from financing activities:
Repayment of debt	(14.0)	(2.0)
Repurchase of debt	(13.1)	(8.1)
Cash dividends paid to the Company’s common shareholders	(8.8)	(8.9)
Cash dividends paid to OneBeacon Ltd.’s noncontrolling common shareholders	(4.9)	(4.9)
Net change in OneBeacon’s securities lending payable	—	46.9
Common shares repurchased	(36.5)	—
Proceeds from option exercises	.5	—
Net cash (used for) provided from financing activities	(76.8)	23.0
Effect of exchange rate changes on cash	(.5)	(1.9)
Net (decrease) increase in cash during the period	(11.7)	134.2
Cash balances at beginning of period (excludes restricted cash balances of $217.1 and $225.7)	148.9	183.9
Cash balances at end of period (excludes restricted cash balances of $207.8 and $130.7)	$137.2	$318.1
Supplemental cash flows information:
Interest paid	$(13.2)	$(14.8)
Net (tax payments to) tax receipts from national governments	$(5.1)	$20.6

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

The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of U.S. based property and casualty insurance companies (collectively “OneBeacon”), most of which operate in a multi-company pool. OneBeacon historically offered specialty, commercial and personal products and services sold primarily through independent agents and brokers. However, OneBeacon recently entered into two transactions that will transform it into a specialty lines company.  On December 3, 2009, OneBeacon sold the renewal rights to its non-specialty commercial lines business, and on February 2, 2010, OneBeacon entered into a definitive agreement to sell its traditional personal lines business.  As of March 31, 2010 and December 31, 2009, White Mountains owned 75.4% of OneBeacon Ltd.’s outstanding common shares.

The White Mountains Re segment consists of White Mountains Re Ltd., an exempted Bermuda limited liability company, and its subsidiaries (collectively, “White Mountains Re”).  White Mountains Re offers reinsurance capacity for property, accident & health, aviation and space, trade credit, agriculture, casualty and certain other exposures on a worldwide basis through its subsidiaries, Sirius International Insurance Corporation (“WMRe Sirius”) and White Mountains Reinsurance Company of America (“WMRe America”, formerly known as Folksamerica Reinsurance Company). In February 2010, White Mountains Re completed a reorganization of its reinsurance operations whereby the in-force business and infrastructure of White Mountains Re Bermuda Ltd. (“WMRe Bermuda”) was transferred to WMRe Sirius, which established a branch office in Bermuda to maintain the group’s presence in the Bermuda market.  In addition, WMRe Bermuda was contributed to WMRe Sirius and is now in run-off. White Mountains Re also specializes in the acquisition and management of runoff insurance and reinsurance companies both in the United States and internationally through its White Mountains Re Solutions division.  White Mountains Re also includes Scandinavian Reinsurance Company, Ltd. (“Scandinavian Re”), which is in runoff, Central National Insurance Company of Omaha (“Central National”), which is in runoff and was acquired during the first quarter of 2010 (see Note 2), and the consolidated results of the Tuckerman Capital II, LP fund (“Tuckerman Fund II”) prior to January 1, 2010 (see Recently Adopted Changes in Accounting Principles).

The Esurance segment consists of Esurance Holdings, Inc., its subsidiaries and Answer Financial Inc. (“Answer Financial” or “AFI”) (collectively, “Esurance”).  Esurance writes personal auto insurance directly to customers online and through select online agents.  Esurance generates additional revenues from the placement of shoppers whose policies it does not write with unaffiliated insurance companies.  Answer Financial, which White Mountains acquired during 2008, is an independent personal insurance agency that sells insurance online and in call centers for both Esurance and unaffiliated insurance companies.

White Mountains’ Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), its variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd. (“WM Life Re”), and its weather risk management business. WM Life Re is in run-off.  White Mountains exited the weather risk management business in 2009. The Other Operations segment also includes White Mountains’ investments in Lightyear Delos Acquisition Corporation (“Delos”), common shares and warrants to purchase common shares of Symetra Financial Corporation (“Symetra”) and the consolidated results of the Tuckerman Capital, LP fund (“Tuckerman Fund I”) and various other entities not included in other segments.

All significant intercompany transactions have been eliminated in consolidation. These interim financial statements include all adjustments considered necessary by management to fairly present the financial position, results of operations and cash flows of White Mountains that are of a normal recurring nature. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Refer to the Company’s 2009 Annual Report on Form 10-K for a complete discussion regarding White Mountains’ significant accounting policies.

Noncontrolling Interests

Noncontrolling interests consist of the ownership interests of noncontrolling parties in consolidated subsidiaries and are presented separately as a component of equity on the balance sheet.

The percentage of the noncontrolling ownership interests in OneBeacon Ltd. at March 31, 2010 and December 31, 2009 was 24.6%.

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

Transfers of Financial Assets and Amendments to FIN 46R

On June 12, 2009, the FASB issued FAS 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“FAS 166”) (ASU 2009-16, included in ASC 860) and FAS 167, Amendments to FIN46(R) (“FAS 167”) (ASU 2009-17, included in ASC 810).  ASU 2009-16 eliminates the concept of a qualifying special-purpose entity (“QSPE”) and, accordingly, any existing QSPE must be evaluated for consolidation upon adoption.  Under the new guidance, the appropriateness of de-recognition is evaluated based on whether or not the transferor has surrendered control of the transferred assets. The evaluation must consider any continuing involvement by the transferor. White Mountains does not have any entities that were considered a QSPE under guidance prior to the amendments to ASC 860.  ASU 2009-17 amends FIN 46R (included in ASC 810-10) to clarify the application of consolidation accounting for entities for which the controlling financial interest might not be solely indentified through voting rights.  The new guidance still requires a reporting entity to perform an analysis to determine if its variable interests give it a controlling financial interest (also referred to as the “primary beneficiary”) in a variable interest entity (“VIE”), defined as the entity having both of the following:  (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. In addition, a reporting entity must assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining if it has the power to direct the activities of the VIE that most significantly affect the entity’s economic performance. ASC 810-10 as amended requires ongoing reassessments of whether a reporting entity is the primary beneficiary of a VIE. The concept of a reconsideration event has been retained, but the list of reconsideration events has been changed. The list includes a change in facts and circumstances where the holders of an equity investment at risk as a group lose the power to direct the activities of the entity that most significantly affect the entity’s economic performance and a troubled debt-restructuring, which was excluded as a reconsideration event under FIN 46R, is now defined as a reconsideration event.

Both ASU 2009-16 and ASU 2009-17 expand required disclosures and are effective as of the beginning of the first annual reporting period that begins after November 15, 2009. White Mountains adopted the new guidance on January 1, 2010. Upon adoption, White Mountains determined that its ownership interest in Tuckerman Fund II does not meet the criteria for consolidation under the revised guidance for variable interest entities and, accordingly, effective January 1, 2010, White Mountains deconsolidated its investment in Tuckerman Fund II. Upon deconsolidation, White Mountains made the fair value election for its investment in Tuckerman Fund II and recognized an adjustment to decrease opening retained earnings of $0.4 million.

Disclosures about Fair Value Measurements

White Mountains adopted ASU 2010-06, Improving Disclosures about Fair Value Measurements (included in ASC 820-10), effective March 31, 2010. The ASU clarifies existing disclosure requirements for fair value measurements and requires the disclosure of (1) the amounts and nature of transfers in and out of Level 1 and Level 2 measurements; (2) purchase, sale, issuance and settlement activity for Level 3 measurements presented on a gross rather than a net basis; (3) fair value measurements by Level presented on a more disaggregated basis, by asset or liability class; and (4) more detailed disclosures about inputs and valuation techniques for Level 2 and Level 3 measurements for interim and annual reporting periods. White Mountains has expanded its fair value disclosures to meet the requirements of the ASU effective for the period ended March 31, 2010 (see Note 5).

Note 2. Significant Transactions

On February 2, 2010, OneBeacon entered into a definitive agreement to sell its traditional personal lines business to Tower Group, Inc. The transaction includes two insurance companies containing the personal lines business and two attorneys-in-fact managing the reciprocals that write the personal lines business in New York and New Jersey. All specialty lines, including the collector cars and boats business, and the personal lines assigned risk business written through AutoOne Insurance (“AutoOne”) will remain with OneBeacon. Net written premiums for the business being sold totaled approximately $420 million for the year ended December 31, 2009. As consideration, OneBeacon will receive an amount equal to the statutory surplus in the reciprocals, the GAAP equity in the insurance companies and attorneys-in-fact, plus $32.5 million. Pending receipt of applicable state regulatory approvals, the transaction is expected to close in the second quarter of 2010.

On January 21, 2010, White Mountains Re entered into a definitive agreement to acquire Central National for $5 million in cash. Central National ceased writing business in 1989 and has operated under the control of the Nebraska Department of Insurance since 1990. The transaction was completed on February 26, 2010 and resulted in a gain of $12.8 million recorded in other revenues.

Note 3.  Loss and Loss Adjustment Expense Reserves

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activities of White Mountains’ insurance subsidiaries for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
Millions	2010	2009
Gross beginning balance	$6,802.1	$7,400.1
Less beginning reinsurance recoverable on unpaid losses	(2,790.9)	(3,050.4)
Net loss and LAE reserves	4,011.2	4,349.7

Loss and LAE reserves acquired-Central National	17.6	—

Loss and LAE incurred relating to:
Current year losses	719.5	563.9
Prior year losses	(16.3)	(20.7)
Total incurred losses and LAE	703.2	543.2

Net change in loss reserves
Accretion of fair value adjustment to loss and LAE reserves	2.1	2.5
Foreign currency translation adjustment to loss and LAE reserves	(10.8)	(6.7)

Loss and LAE paid relating to:
Current year losses	(152.1)	(141.8)
Prior year losses	(399.8)	(471.5)
Total loss and LAE payments	(551.9)	(613.3)

Net ending balance	4,171.4	4,275.4
Plus ending reinsurance recoverable on unpaid losses	2,919.6	2,984.7
Gross ending balance	$7,091.0	$7,260.1

Loss and LAE incurred relating to prior year losses for the three months ended March 31, 2010

During the three months ended March 31, 2010, White Mountains experienced $16.3 million of net favorable loss reserve development.  OneBeacon, White Mountains Re and Esurance had net favorable loss reserve development of $6.0 million, $5.5 million and $4.8 million, respectively.

The favorable loss reserve development at OneBeacon was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, commercial package business and other general liability lines.  The favorable loss reserve development at WMRe was primarily at WMRe Sirius.  The favorable loss reserve development at Esurance was primarily due to liability coverages for accident years 2008 and 2009.

Loss and LAE incurred relating to prior year losses for the three months ended March 31, 2009

During the three months ended March 31, 2009, White Mountains experienced $20.7 million of favorable loss reserve development.  OneBeacon and White Mountains Re had favorable loss reserve development of $14.8 million and $5.9 million.

The favorable loss reserve development at OneBeacon was primarily due to lower than expected severity on non-catastrophe losses related to professional liability in specialty lines and commercial multi-peril in commercial lines, partially offset by adverse loss reserve development primarily related to New York personal injury protection litigation at AutoOne. The favorable loss reserve development at White Mountains Re was primarily related to short-tailed lines at WMRe Sirius.

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

White Mountains recognized $2.1 million and $2.5 million of charges for the three months ended March 31, 2010 and 2009.  As of March 31, 2010, the pre-tax un-accreted adjustment was $27.4 million.

Note 4. Third Party Reinsurance

In the normal course of business, White Mountains’ insurance and reinsurance subsidiaries may seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. White Mountains remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.

OneBeacon

At March 31, 2010, OneBeacon had $19.8 million of reinsurance recoverables on paid losses and $2,387.8 million (gross of $187.0 million in purchase accounting adjustments) that will become recoverable if claims are paid in accordance with current reserve estimates. The collectability of balances due from OneBeacon’s reinsurers is critical to OneBeacon’s financial strength because reinsurance contracts do not relieve OneBeacon of its primary obligation to its policyholders. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. Uncollectible amounts historically have not been significant.

The following table provides a listing of OneBeacon’s top reinsurers, excluding industry pools and associations, based upon recoverable amounts, the percentage of total paid and unpaid reinsurance recoverables and the reinsurer’s A.M Best Company, Inc. (“A.M. Best”) rating.

Top Reinsurers (Millions)	Balance at March 31, 2010	% of Total	A.M. Best Rating(1)
National Indemnity Company and General Reinsurance Corporation (2)	$1,840.9	76%	A++
Tokio Marine and Nichido Fire (3)	45.5	2%	A++
Munich Reinsurance America	40.9	2%	A+
QBE Insurance Corporation	28.2	1%	A
Swiss Re Group	18.6	1%	A

(1) A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen ratings), “A+” (Superior, which is the second highest of fifteen ratings), and “A” (Excellent, which is the third highest of fifteen ratings).

(2) Includes $320.2 of Third Party Recoverables (as defined below), which NICO (as defined below) would pay under the terms of the NICO Cover (as defined below) if they are unable to collect from third party reinsurers. OneBeacon also has an additional $105.4 of Third Party Recoverables from various reinsurers, the majority of which are rated “A” or better by A.M. Best.

(3) Includes $38.8 of reinsurance recoverables from various third party reinsurers that are guaranteed by Tokio Marine and Nichido Fire under the terms of a 100% quota share reinsurance agreement between Houston General Insurance Company and Tokio Marine and Nichido Fire.

Immediately prior to White Mountains’ acquisition of OneBeacon, the seller caused OneBeacon to purchase two reinsurance contracts from subsidiaries of Berkshire Hathaway Inc. (“Berkshire”): a full risk-transfer cover from National Indemnity Company (“NICO”) for up to $2.5 billion in old A&E claims and certain other exposures (the “NICO Cover”) and an adverse loss reserve development cover (the “GRC Cover”) from General Reinsurance Corporation (“GRC”) for up to $570.0 million, comprised of $400.0 million of adverse loss reserve development on losses occurring in years 2000 and prior and $170.0 million of reserves ceded as of the date of the OneBeacon Acquisition. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for under GAAP as a seller guarantee.

Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables (“Third Party Recoverables”) from certain of OneBeacon’s third party reinsurers in existence at the time the NICO Cover was executed. As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. White Mountains estimates that on an incurred basis, net of Third Party Recoverables, as of March 31, 2010 it has used approximately $2.2 billion of the coverage provided by NICO.  Through March 31, 2010 $1.2 billion of these incurred losses have been paid by NICO. Since entering into the NICO Cover, approximately 4.4% ($97 million), of the $2.2 billion of utilized coverage from NICO related to uncollectible Third Party Recoverables. To the extent that actual experience differs from White Mountains’ estimate of ultimate A&E losses and Third Party Recoverables, future losses could utilize some or all of the protection remaining under the NICO Cover.

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

OneBeacon entered into a 30% quota share agreement with a group of reinsurers that ran from January 1, 2009 through December 31, 2009, and renewed the agreement effective January 1, 2010. During the three months ended March 31, 2010 and 2009, OneBeacon ceded $11.6 million and $13.6 million, respectively, of written premiums from its Northeast homeowners business written through OneBeacon Insurance Company and its subsidiary companies, along with Adirondack Insurance Exchange and New Jersey Skylands Insurance Association in New York and New Jersey, respectively.

White Mountains Re

At March 31, 2010, White Mountains Re had $28.1 million of reinsurance recoverables on paid losses and $698.7 million of reinsurance that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve White Mountains Re of its obligation to its ceding companies, the collectability of balances due from its reinsurers is critical to White Mountains Re’s financial strength. White Mountains Re monitors the financial strength of its reinsurers on an ongoing basis. The following table provides a listing of White Mountains Re’s top reinsurers based upon recoverable amounts, the percentage of total paid and unpaid reinsurance recoverables and the reinsurers’ A.M. Best ratings.

Top Reinsurers (Millions)	Balance at March 31, 2010	% of Total	A.M. Best Rating (2)	% Collateralized
Imagine Re (1)	$125.9	17%	NR-5	100%
London Life (1)	77.8	11%	A	100%
Olympus (1)(3)	69.0	9%	NR-5	100%
General Re	46.1	6%	A++	2%
Swiss Re Group	40.5	6%	A	4%

(1) Non-U.S. insurance entities. Balances are fully collateralized through funds held, letters of credit or trust agreements.

(2) A.M. Best ratings as detailed above are: “NR-5” (Not formally followed), “A++” (Superior, which is the highest of fifteen ratings), and “A” (Excellent, which is the third highest of fifteen ratings).

(3) Gross of $7.8 due to Olympus Reinsurance Company Ltd. (“Olympus”) under an indemnity agreement with WMRe America.

Note 5.  Investment Securities

White Mountains’ invested assets consist of securities and other long-term investments held for general investment purposes.  The portfolio of investment securities includes fixed maturity investments and common equity securities which are all classified as trading securities. Trading securities are reported at fair value as of the balance sheet date.  Realized and unrealized investment gains and losses on trading securities are reported pre-tax in revenues. White Mountains’ investments in debt securities, including mortgage-backed and asset-backed securities are generally valued using industry standard pricing models. Key inputs include benchmark yields, benchmark securities, reported trades, issuer spreads, bids, offers, credit ratings and prepayment speeds. Income on mortgage-backed and asset-backed securities is recognized using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the estimated economic life is recalculated and the remaining unamortized premium or discount is amortized prospectively over the remaining economic life.

Realized gains and losses resulting from sales of investment securities are accounted for using the first-in first-out method.  Premiums and discounts on all fixed maturity investments are accreted or amortized to income over the anticipated life of the investment.  Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized cost, which approximated fair value as of March 31, 2010 and December 31, 2009.

Other long-term investments comprise White Mountains’ investments in limited partnerships and limited liability corporations, which primarily consists of hedge funds and private equity funds.

Net investment income

Pre-tax net investment income for the three months ended March 31, 2010 and 2009 consisted of the following:

	Three Months Ended March 31,
Millions	2010	2009
Investment income:
Fixed maturity investments	$58.1	$57.4
Short-term investments	.5	2.4
Common equity securities	2.1	1.8
Convertible fixed maturity investments	2.1	1.9
Other long-term investments	1.0	.9
Interest on funds held under reinsurance treaties	(.8)	(.5)
Total investment income	63.0	63.9
Less third-party investment expenses	(2.4)	(2.8)
Net investment income, pre-tax	$60.6	$61.1

Net realized and unrealized investment gains and losses

White Mountains recognized $87.0 million and $(23.3) million of net realized and unrealized investment gains (losses) for the three months ended March 31, 2010 and 2009.

Net realized investment gains (losses)

Net realized investment gains (losses) for the three months ended March 31, 2010 and 2009 consisted of the following:

	Three Months Ended March 31,
Millions	2010	2009
Fixed maturity investments	$25.6	$(32.7)
Short-term investments	—	.1
Common equity securities	2.7	(51.1)
Convertible fixed maturity investments	4.4	.8
Other long-term investments	(2.5)	(3.4)
Net realized investment gains (losses), pre-tax	30.2	(86.3)
Income taxes attributable to realized investment gains (losses)	(10.7)	27.7
Net realized investment gains (losses), after-tax	$19.5	$(58.6)

Net unrealized investment gains (losses)

The following table summarizes changes in the carrying value of investments measured at fair value:

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
Millions	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings
Fixed maturities	$29.1	$(3.3)	$25.8	$64.1	$3.0	$67.1
Common equity securities	14.0	(1.2)	12.8	(1.6)	3.0	1.4
Short-term investments	1.6	(1.9)	(.3)	(.2)	.2	—
Convertible fixed maturity investments	2.8	—	2.8	(1.4)	—	(1.4)
Other long-term investments	16.7	(1.0)	15.7	(6.5)	2.4	(4.1)
Net unrealized investment gains (losses), pre-tax	64.2	(7.4)	56.8	54.4	8.6	63.0
Income taxes attributable to unrealized investment gains (losses)	(20.1)	2.3	(17.8)	(20.2)	(3.5)	(23.7)
Net unrealized investment gains (losses), after-tax	$44.1	$(5.1)	$39.0	$34.2	$5.1	$39.3

The following table summarizes the amount of total gains (losses) included in earnings attributable to unrealized investment gains (losses) for Level 3 assets for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
Millions	2010	2009
Fixed maturities	$9.6	$9.9
Common equity securities	(3.4)	(2.7)
Convertible fixed maturities	—	—
Other long-term investments	36.4	(13.7)
Total unrealized investment gains (losses) - Level 3 investments	$42.6	$(6.5)

Investment Holdings

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses, and carrying values of White Mountains’ fixed maturity investments as of March 31, 2010 and December 31, 2009, were as follows:

	March 31, 2010
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$668.0	$18.5	$—	$.5	$687.0
Debt securities issued by industrial corporations	2,210.3	127.7	(1.9)	(7.1)	2,329.0
Municipal obligations	4.0	.2	—	—	4.2
Mortgage-backed and asset-backed securities	1,915.0	35.2	(7.7)	4.6	1,947.1
Foreign government, agency and provincial obligations	769.6	18.4	(.1)	(2.1)	785.8
Preferred stocks	74.0	1.5	(.3)	—	75.2
Total fixed maturity investments	$5,640.9	$201.5	$(10.0)	$(4.1)	$5,828.3

	December 31, 2009
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains(losses)	Carrying value
U.S. Government and agency obligations	$779.6	$19.7	$(.3)	$.1	$799.1
Debt securities issued by industrial corporations	2,318.2	126.5	(10.2)	(9.4)	2,425.1
Municipal obligations	4.7	.2	—	—	4.9
Mortgage-backed and asset-backed securities	2,066.4	34.2	(27.9)	4.2	2,076.9
Foreign government, agency and provincial obligations	697.5	19.6	(.3)	4.2	721.0
Preferred stocks	73.7	.8	(.3)	—	74.2
Total fixed maturity investments	$5,940.1	$201.0	$(39.0)	$(.9)	$6,101.2

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of White Mountains’ common equity securities, convertible fixed maturities, and other long-term investments as of March 31, 2010 and December 31, 2009, were as follows:

	March 31, 2010
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains(losses)	Carrying value
Common equity securities	$521.2	$56.3	$(10.6)	$10.2	$577.1
Convertible fixed maturities	$213.1	$25.1	$(.1)	$—	$238.1
Other long-term investments	$334.2	$61.8	$(13.4)	$—	$382.6

	December 31, 2009
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains(losses)	Carrying value
Common equity securities	$415.5	$40.2	$(8.5)	$11.3	$458.5
Convertible fixed maturities	$210.9	$22.3	$(.1)	$—	$233.1
Other long-term investments	$309.0	$51.3	$(19.9)	$.9	$341.3

Other long-term investments

White Mountains holds investments in hedge funds and private equity funds, which are included in other long-term investments. The fair value of these investments has been estimated using the net asset value of the funds. At March 31, 2010, White Mountains held limited partnership and limited liability corporation investments in 20 hedge funds and 31 private equity funds. The largest investment in a single fund was $53.9 million at March 31, 2010. The following table summarizes investments in hedge funds and private equity interests by investment objective and sector at March 31, 2010:

Millions	Fair Value	Unfunded Commitments
Hedge funds
Long/short equity	$97.9	—
Long/short credit & distressed	40.9	—
Long/short equity REIT	24.2	—
Long diversified strategies	23.9	—
Long/short equity activist	16.7	—
Long bank loan	9.2	—
Total hedge funds	212.8	—

Private equity funds
Energy infrastructure & services	$31.7	$16.7
Multi-sector	23.9	12.6
Manufacturing/Industrial	15.0	—
International multi-sector, Europe	12.4	5.3
Real estate	10.9	5.3
Distressed residential real estate	10.0	40.9
Private equity secondaries	8.7	2.9
Insurance	6.8	41.2
International multi-sector, Asia	4.7	2.8
Banking	4.2	.1
Venture capital	2.6	1.0
Healthcare	1.7	8.0
Total private equity funds	132.6	136.8

Total hedge and private equity funds included in other long-term investments	$345.4	$136.8

Redemption of investments in certain hedge funds is subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions.  Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. The following summarizes the March 31, 2010 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Hedge Funds — Active Funds
Millions Redemption frequency	30-59 days notice	60-89 days notice	90-119 days notice	120+ days notice	Total
Monthly	$—	$—	$—	$5.9	$5.9
Quarterly	19.4	35.1	18.3	—	72.8
Semi-annual	53.9	5.4	24.1	—	83.4
Annual	23.9	.1	17.5	9.2	50.7
Total	$97.2	$40.6	$59.9	$15.1	$212.8

Certain of the hedge fund investments in which White Mountains is invested are no longer active and are in process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund’s underlying investments are liquidated.  At March 31, 2010, distributions of $18.6 million were outstanding from these investments. The actual amount of the final distribution remittances remain subject to market fluctuations. The date at which such remittances will be received is not determinable at March 31, 2010.

White Mountains has also submitted redemption requests for certain of its investments in active hedge funds.  At March 31, 2010 redemptions of $6.2 million have been submitted.  White Mountains expects to receive these funds within the next 12 months.  Redemptions are recorded as receivables when approved by the hedge funds and when no longer subject to market fluctuations.

Investments in private equity funds are generally subject to a “lock-up” period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investments. In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors. At March 31, 2010, investments in private equity funds were subject to lock-up periods as follows:

Millions	1-3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private Equity Funds — expected lock-up period remaining	$24.5	$10.0	$82.7	$15.4	$132.6

Fair value measurements at March 31, 2010

White Mountains’ invested assets measured at fair value include fixed maturity securities, common and preferred equity securities, convertible fixed maturity securities and interests in limited partnerships and limited liability corporations. Fair value measurements reflect management’s best estimate of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements fall into a hierarchy with three levels based on the nature of the inputs. Fair value measurements based on quoted prices in active markets for identical assets are at the top of the hierarchy (“Level 1”), followed by fair value measurements based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar, but not identical instruments (“Level 2”). Measurements based on unobservable inputs, including a reporting entity’s estimates of the assumptions that market participants would use are at the bottom of the hierarchy (“Level 3”).

White Mountains uses quoted market prices or other observable inputs to estimate fair value for the vast majority of its investment portfolio. Investments valued using Level 1 inputs include fixed maturities, primarily U.S. Treasury securities, publicly-traded common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs consist of fixed maturities, including corporate debt, state and other government debt, convertible fixed maturity securities and mortgage-backed and asset-backed securities. Fair value estimates for investments classified as Level 3 measurements include investments in hedge funds, private equity funds and certain investments in fixed maturities and common equity securities. Fair value measurements for securities for which observable inputs are unavailable are estimated using industry standard pricing models and observable inputs such as benchmark interest rates, matrix pricing, market comparables, broker quotes, issuer spreads, bids, offers, credit ratings, prepayment speeds and other relevant inputs. In circumstances where quoted prices or observable inputs are adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the fair value hierarchy.

The fair value of White Mountains’ investments in hedge funds and private equity funds has been estimated using net asset value. White Mountains employs a number of procedures to assess the reasonableness of the fair value measurements for its other long-term investments, including obtaining and reviewing each fund’s audited financial statements and discussing each fund’s pricing with the fund’s manager. However, since the fund managers do not provide sufficient information to evaluate the pricing inputs and methods for each underlying investment, the inputs are considered to be unobservable. Accordingly, the fair values of White Mountains’ investments in hedge funds and private equity funds have been classified as Level 3 measurements.

In addition to the investments described above, White Mountains has $68.4 million and $51.4 million of investment-related liabilities recorded at fair value and included in other liabilities as of March 31, 2010 and December 31, 2009.  These liabilities relate to securities that have been sold short by limited partnerships in which White Mountains has investments and is required to consolidate under GAAP.  All of the liabilities included have been deemed to have a Level 1 designation.

Fair Value Measurements by Level

The following tables summarize White Mountains’ fair value measurements for investments at March 31, 2010 and December 31, 2009, by level.  The fair value measurements for derivative assets associated with White Mountains’ variable annuity business are presented in Note 8.

	March 31, 2010
Millions	Fair value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
US Government and agency obligations	$687.0	$614.1	$72.1	$.8
Corporate debt securities
AAA	7.1	—	7.1	—
AA	153.5	—	153.5	—
A	732.0	—	732.0	—
BBB	1,402.7	—	1,402.0	.7
BB	32.4	—	32.4	—
Other	1.3	—	1.3	—
	2,329.0	—	2,328.3	.7

Municipal obligations	4.2	—	4.2	—
Mortgage-backed and asset-backed securities	1,947.1	—	1,927.3	19.8
Foreign government, agency and provincial obligations	785.8	104.7	681.1	—
Preferred stocks	75.2	—	4.5	70.7
Fixed maturities	5,828.3	718.8	5,017.5	92.0

Financials	189.5	118.6	1.0	69.9
Basic materials	77.6	76.4	1.2	—
Consumer	69.1	69.1	—	—
Energy	45.0	42.8	—	2.2
Utilities	41.6	41.6	—	—
Other	154.3	57.1	50.5	46.7
Common equity securities	577.1	405.6	52.7	118.8

Convertible fixed maturity investments	238.1	—	238.1	—
Short-term investments	2,102.2	2,098.1	4.1	—
Other long-term investments (1)	363.3	—	—	363.3
Total investments	$9,109.0	$3,222.5	$5,312.4	$574.1

(1) Excludes carrying value of $19.3 associated with other long-term investment limited partnerships accounted for using the equity method.

	December 31, 2009
Millions	Fair value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
US Government and agency obligations	$799.1	$725.7	$72.5	$.9
Corporate debt securities
AAA	7.3	—	7.3	—
AA	274.3	—	274.1	.2
A	725.1	—	720.1	5.0
BBB	1,336.3	—	1335.6	.7
BB	64.9	—	64.9	—
Other	17.2	—	17.2	—
	2,425.1	—	2,419.2	5.9

Municipal obligations	4.9	—	4.9	—
Mortgage-backed and asset-backed securities	2,076.9	—	2,034.6	42.3
Foreign government, agency and provincial obligations	721.0	112.4	608.6	—
Preferred stocks	74.2	—	4.2	70.0
Fixed maturities	6,101.2	838.1	5,144.0	119.1

Financials	171.5	99.2	1.0	71.3
Basic materials	53.0	51.8	1.2	—
Consumer	38.6	38.6	—	—
Energy	30.5	28.1	—	2.4
Utilities	27.7	27.7	—	—
Other	133.2	36.4	48.3	48.5
Common equity securities(2)	454.5	281.8	50.5	122.2

Convertible fixed maturity investments	233.1	—	233.1	—
Short-term investments	2,098.4	2,091.9	6.5	—
Other long-term investments (1)	325.6	—	—	325.6
Total investments	$9,212.8	$3,211.8	$5,434.1	$566.9

(1) Excludes carrying value of $15.7 associated with other long-term investment limited partnerships accounted for using the equity method.

(2) Excludes carrying value of $4.0 associated with common equity securities accounted for using the equity method.

Mortgage-backed, Asset-backed Securities

White Mountains purchases commercial and residential mortgage-backed securities to maximize its fixed income portfolio’s risk adjusted returns in the context of a diversified portfolio. White Mountains’ non-agency commercial mortgage-backed portfolio (“CMBS”) is generally short tenor, fixed rate and structurally senior, with more than 30 points of subordination on average for fixed rate CMBS and more than 50 points of subordination on average for floating rate CMBS as of March 31, 2010.  In general, subordination represents the percentage principal loss on the underlying collateral that would be absorbed by other securities lower in the capital structure before the more senior security incurs any loss. White Mountains believes these levels of protection will mitigate the risk of loss tied to the refinancing challenges facing the commercial real estate market.  As of March 31, 2010, on average approximately 7% of the underlying loans were reported as non-performing for all CMBS held by White Mountains. White Mountains is not an originator of residential mortgage loans and held $0.1 million of residential mortgage-backed securities (“RMBS”) categorized as sub-prime as of March 31, 2010. In addition, White Mountains’ investments in hedge funds, limited partnerships, limited liability corporations and private equities contain negligible amounts of sub-prime mortgage-backed securities at March 31, 2010. White Mountains considers sub-prime mortgage-backed securities to be those that are issued from dedicated sub-prime shelves, have underlying loan pools that exhibit weak credit characteristics, and dedicated second-lien shelf registrations (i.e., White Mountains considers investments backed primarily by second-liens to be a sub-prime risk regardless of credit scores or other metrics).

There are also mortgage-backed securities that White Mountains categorizes as “non-prime” (also called “Alt A” or “A-”) that are backed by collateral that has overall credit quality between prime and sub-prime based on White Mountains’ review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of March 31, 2010, $17.1 million of White Mountains’ mortgage-backed security holdings were classified as non-prime, with more than 20 points of subordination on average.  White Mountains’ non-agency residential mortgage-backed portfolio is generally of moderate average life, fixed rate and structurally senior. White Mountains does not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

	March 31, 2010			December 31, 2009
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
GNMA	$815.4	$815.4	$—	$808.7	$808.7	$—
FNMA	436.5	436.5	—	342.9	342.9	—
FHLMC	96.2	96.2	—	182.1	182.1	—
Total Agency(1)	1,348.1	1,348.1	—	1,333.7	1,333.7	—
Non-agency:
Residential	126.0	126.0	—	148.2	148.2	—
Commercial	235.7	215.9	19.8	376.5	334.2	42.3
Total Non-agency	361.7	341.9	19.8	524.7	482.4	42.3

Total mortgage-backed securities	1,709.8	1,690.0	19.8	1,858.4	1,816.1	42.3
Other asset-backed securities:
Credit card receivables	54.0	54.0	—	61.2	61.2	—
Auto loans	182.8	182.8	—	156.5	156.5	—
Other	.5	.5	—	.8	.8	—
Total other asset-backed securities	237.3	237.3	—	218.5	218.5	—
Total mortgage and asset-backed securities	$1,947.1	$1,927.3	$19.8	$2,076.9	$2,034.6	$42.3

(1) Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage Securities

The security issuance years of White Mountains’ investments in non-agency RMBS and non-agency CMBS securities as of March 31, 2010 are as follows:

		Security Issuance Year
Millions	Fair Value	2001	2003	2004	2005	2006	2007
Non-agency RMBS	$126.0	$—	$5.8	$4.8	$23.3	$56.5	$35.6
Non-agency CMBS	235.7	11.3	11.0	—	39.2	6.6	167.6
Total	$361.7	$11.3	$16.8	$4.8	$62.5	$63.1	$203.2

Non-agency Residential Mortgage Securities

The classification of the underlying collateral quality and the tranche levels of White Mountains non-agency RMBS securities are as follows as of March 31, 2010:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate(3)
Prime	$108.8	$73.8	$35.0	$—
Non-prime	17.1	15.7	1.4	—
Sub-prime	.1	—	.1	—
Total	$126.0	$89.5	$36.5	$—

(1) At issuance, Super Senior were rated AAA and were senior to other AAA bonds.

(2) At issuance, Senior were rated AAA and were senior to non-AAA bonds.

(3) At issuance, Subordinate were not rated AAA and were junior to AAA bonds.

Non-agency Commercial Mortgage Securities

The amount of fixed and float rate securities and their tranche levels of White Mountains’ non-agency CMBS securities are as follows as of March 31, 2010:

Millions	Fair Value	Super Senior (1)	Senior(2)	Subordinate(3)
Fixed rate CMBS	$191.6	$169.2	$11.0	$11.4
Float rate CMBS	44.1	41.9	—	2.2
Total	$235.7	$211.1	$11.0	$13.6

(1) At issuance, Super Senior were rated AAA and were senior to other AAA bonds.

(2) At issuance, Senior were rated AAA and were senior to non-AAA bonds.

(3) At issuance, Subordinate were not rated AAA and were junior to AAA bonds.

Rollfoward of Fair Value Measurements by Level

White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturities at March 31, 2010 are comprised of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.

The following table summarizes the changes in White Mountains’ fair value measurements by level for the three months ended March 31, 2010:

			Level 3 Investments
Millions	Level 1 Investments	Level 2 Investments	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other long- term investments	Total
Balance at January 1, 2010	$3,211.8	$5,434.1	$119.1	$122.2	$—	$325.6	$9,212.8
Total realized and unrealized gains (losses) (1)	21.1	34.6	5.1	(3.4)	—	10.7	68.1
Amortization/Accretion	.2	(7.5)	(1.7)		—	—	(9.0)
Purchases (2)	4,439.5	982.4	—	—	—	16.2	5,438.1
Sales	(4,450.1)	(1,136.4)	(25.3)	—	—	(4.2)	(5,616.0)
Transfers in	—	5.2	—	—	—	15.0	20.2
Transfers out	—	—	(5.2)	—	—	—	(5.2)
Balance at March 31, 2010	$3,222.5	$5,312.4	$92.0	$118.8	$—	$363.3	$9,109.0

(1)   Includes unrealized foreign exchange gains and losses recognized as a component of other comprehensive income in reporting currency translation.

(2)   Includes investments acquired as part of Central National acquisition.

Fair Value Measurements — transfers between levels - Three-month period ended March 31, 2010

Transfers in of $15.0 million represent the deconsolidation of White Mountains’ investment in Tuckerman Fund II due to the adoption of revisions to the guidance for variable interest entities under ASU 2009-17 (see Note 1).  In addition, during the first quarter of 2010, two securities which had been classified as Level 3 measurements at December 31, 2009 were recategorized as Level 2 measurements because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available at March 31, 2010. These measurements comprise “Transfers out” of $5.2 million for the period ended March 31, 2010.

Securities Lending

During 2009, White Mountains exited its securities lending programs. White Mountains had participated in securities lending programs through both OneBeacon and White Mountains Re as a mechanism for generating additional investment income.

In February 2009, OneBeacon amended the terms of its securities lending program to give it more control over the investment of borrowers’ collateral and to segregate the assets supporting that collateral from a collective investment vehicle managed by the lending agent into separate accounts.  Accordingly, purchases and sales of invested assets held in the separate accounts as well as changes in the payable to the borrower for the return of collateral are reflected in the investing and financing sections of the cash flow statement commencing with the quarter ended March 31, 2009.  As of March 31, 2010, all loaned securities under the OneBeacon program had been returned except for two illiquid instruments for which OneBeacon holds $1.7 million in collateral.

As of March 31, 2010, all loaned securities under the White Mountains Re program had been returned to White Mountains Re and all collateral held by White Mountains Re had been returned to borrowers.

White Mountains recorded net realized and unrealized investment gains (losses) of $4.7 million for the three months ended March 31, 2009 associated with its securities lending programs.

Note 6.  Debt

Refer to the Company’s 2009 Annual Report on Form 10-K for a complete discussion regarding White Mountains’ debt obligations as of December 31, 2009. White Mountains’ debt outstanding as of March 31, 2010 and December 31, 2009 consisted of the following:

Millions	March 31, 2010	December 31, 2009
OBH Senior Notes, at face value	$594.5	$607.1
Unamortized original issue discount	(.5)	(.6)
OBH Senior Notes, carrying value	594.0	606.5

WMRe Senior Notes, at face value	400.0	400.0
Unamortized original issue discount	(.9)	(.9)
WMRe Senior Notes, carrying value	399.1	399.1

WTM Bank Facility	—	—
WTM Barclays Facility	—	—
Sierra Note	33.0	31.1
Atlantic Specialty Note	—	14.0
Total debt	$1,026.1	$1,050.7

OBH Senior Notes

During the first quarter of 2010, OneBeacon U.S. Holdings, Inc. (“OBH”) repurchased and retired $11.5 million of outstanding OBH Senior Notes for $11.9 million, which resulted in a $0.5 million loss. During the first quarter of 2010, OneBeacon Insurance Company purchased $1.1 million of outstanding OBH Senior Notes for $1.1 million.  At March 31, 2010, White Mountains was in compliance with all of the covenants under the OBH Senior Notes.

Sierra Note

During the first quarter of 2010, the principal of the note issued in connection with White Mountains Re’s acquisition of the Sierra Insurance Group Companies in 2004 (the “Sierra Note”) increased by $1.9 million as a result of favorable development on the reserves acquired.  White Mountains Re is indemnified for the principal balance of the Sierra Note by Berkshire and has recorded a receivable from Berkshire for the carrying value of $33.0 million.

Atlantic Specialty Note

During the three months ended March 31, 2010, OneBeacon repaid the remaining $14.0 million outstanding principal on the note issued in connection with its acquisition of Atlantic Specialty Insurance Company in 2004 (the “Atlantic Specialty Note”).

Note 7.  Income Taxes

The Company is domiciled in Bermuda and has subsidiaries domiciled in several countries.  The majority of White Mountains’ worldwide operations are taxed in the United States.  Income earned or losses incurred by non-U.S. companies will generally be subject to an overall effective tax rate lower than that imposed by the United States.

White Mountains’ income tax expense (benefit) for the three months ended March 31, 2010 and 2009 represented an effective tax rate of (0.1)% and 25.4%.  For the three months ended March 31, 2010 and 2009, White Mountains’ effective tax rates are different from the U.S. statutory rate of 35.0% primarily due to income generated in jurisdictions other than the United States.

In arriving at the effective tax rate for the three months ended March 31, 2010, White Mountains forecasted the change in unrealized investment gains (losses) and realized investment gains (losses) for the year ending December 31, 2010 and included these gain (losses) in the effective tax rate calculation pursuant to ASC 740-270.  In arriving at the effective tax rate for the three months ended March 31, 2009, White Mountains treated the change in unrealized investment gains (losses) and realized investment gains (losses) as discrete items separate from the other components of pre-tax income (loss). Therefore, the expense (benefit) of these net gains (losses) was calculated at the statutory rate applicable to the jurisdiction in which the gains (losses) were recorded.  The changes in unrealized investment gains (losses) and realized investment gains (losses) were treated as discrete items due to the inability to reliably estimate these amounts for the full year of 2009.

White Mountains records a valuation allowance against deferred tax assets if it becomes more likely than not that all or a portion of a deferred tax asset will not be realized.  In determining whether or not a valuation allowance, or change therein, is warranted, White Mountains considers factors such as prior earnings history, expected future earnings, carry-back and carry-forward periods and strategies that if executed would result in the realization of a deferred tax asset.  As of March 31, 2010, the net U.S. deferred tax assets were $397.0 million.  During the next twelve months, it is possible that certain planning strategies will no longer be sufficient to utilize the entire deferred tax asset, which could result in material changes to White Mountains’ valuation allowance on deferred tax assets and tax expense.  Utilization of the deferred tax asset is dependent on future profitability and generation of net capital gains.

White Mountains classifies all interest and penalties on unrecognized tax benefits as part of income tax expense.  With few exceptions, White Mountains is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2005.

In October 2008, the Internal Revenue Service (“IRS”) commenced an examination of income tax returns for 2005 and 2006 for certain U.S. subsidiaries of OneBeacon, White Mountains Re and Esurance.  As of March 31, 2010 the IRS has not proposed any significant adjustments to taxable income as a result of the 2005 and 2006 audit.  Due to the uncertainty of the outcome of the on-going IRS examination, White Mountains cannot estimate the range of reasonably possible changes to its unrecognized tax benefits at this time.  However, White Mountains does not expect to receive any adjustments that would result in a material change to its financial position.

Note 8. Variable Annuity Reinsurance

White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. At March 31, 2010 and December 31, 2009, the total guarantee value was approximately ¥240.6 billion (approximately $2.6 billion at exchange rates on that date) and ¥241.7 billion (approximately $2.6 billion at exchange rates on that date). The collective account values of the underlying variable annuities were approximately 88% of the guarantee value at both March 31, 2010 and December 31, 2009.  The following table summarizes the pre-tax operating results of WM Life Re for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
Millions	2010	2009
Fees, included in other revenues	$7.3	$6.8
Change in fair value of variable annuity liability, included in other revenues	35.0	30.9
Change in fair value of derivatives, included in other revenues	(42.3)	(53.1)
Foreign exchange, included in other revenues	(2.1)	(17.0)
Other investment income and gains (losses)	(.4)	(1.0)
Total revenues	(2.5)	(33.4)
Change in fair value of variable annuity death benefit liabilities, included in other expenses	2.0	3.8
Death benefit claims paid, included in other expenses	(.4)	(.5)
General and administrative expenses	(2.1)	(1.4)
Pre-tax loss	$(3.0)	$(31.5)

All of White Mountains’ variable annuity reinsurance liabilities were classified as Level 3 measurements at March 31, 2010. The following table summarizes the changes in White Mountains’ variable annuity reinsurance liabilities and derivative instruments for the three month period ended March 31, 2010:

	Variable Annuity (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total (4)
Balance at January 1, 2010	$(380.7)	$208.5	$23.8	$(38.0)	$194.3
Purchases	—	7.9	—	—	7.9
Realized and unrealized gains (losses)	37.0	(19.2)	(11.1)	(12.0)	(42.3)
Transfers in (out)	—	—	—	—	—
Sales/settlements	—	(19.0)	(12.6)	32.3	.7
Balance at March 31, 2010	$(343.7)	$178.2	$.1	$(17.7)	$160.6

(1)      Comprises over-the-counter instruments.

(2)      Comprises interest rate swaps, total return swaps and foreign currency forward contracts. Fair value measurement based upon bid/ask pricing quotes for similar instruments that are actively traded, where available.  Swaps for which an active market does not exist have been priced using observable inputs including the swap curve and the underlying bond index.

(3)      Comprises exchange traded equity index, foreign currency and interest rate futures. Fair value measurements based upon quoted prices for identical instruments that are actively traded.

(4)      In addition to derivative instruments, WM Life Re held cash, short-term and fixed maturity investments of $218.5 at March 31, 2010 posted as collateral to its reinsurance counterparties.

The following summarizes realized and unrealized derivative gains (losses) recognized in other revenues for the three months ended March 31, 2010 and 2009 and the carrying values at March 31, 2010 and December 31, 2009, by type of instrument:

	Three Months Ended		Carrying Value
	March 31,		March 31,	December 31,
Millions	2010	2009	2010	2009
Fixed income/Interest rate	$4.2	$(11.5)	$17.2	$22.7
Foreign exchange	(6.0)	(72.3)	91.5	79.4
Equity	(40.5)	30.7	51.9	92.2
Total	$(42.3)	$(53.1)	$160.6	$194.3

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

Millions	March 31, 2010	December 31, 2009
Short term investments	$12.2	$13.1
Fixed maturity securities	—	17.5
Total	$12.2	$30.6

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

Millions	March 31, 2010	December 31, 2009
OTC derivative instruments(1)	$180.4	$234.8
Collateral held	(12.2)	(30.6)
Collateral provided	27.6	17.5
Net exposure on fair value of OTC instruments	$195.8	$221.7

(1)          Value of OTC derivative instruments as of March 31, 2010 and December 31, 2009 excludes adjustments for counterparty credit risk of $(2.1) and $(2.5)  included in fair value under GAAP.

The following table summarizes uncollateralized amounts due under WM Life Re’s OTC derivative contracts:

Millions	Uncollateralized balance as of March 31, 2010	S&P Rating(1)
Royal Bank of Scotland	$53.6	A
Bank of America	48.0	A
Citigroup (3)	38.2	A
Barclays	24.9	A+
Goldman Sachs(3)	12.0	A
Other	19.1	(2)
Total	$195.8

(1)   S&P ratings as detailed above are: “A+” (which is the fifth highest of twenty-one creditworthiness ratings) and “A” (which is the sixth highest of twenty-one creditworthiness ratings).

(2)   The S&P ratings of the counterparties included in “Other” were “AA” (Very Strong, which is the third highest of twenty-one creditworthiness ratings) (23%), “A+” (43%) and “BBB+” (Adequate, which is the eighth highest of twenty-one creditworthiness ratings) (34%).

(3)   Collateral provided (held) calculated under master netting agreement.

The OTC derivative contracts are subject to restrictions on liquidation of the instruments and distribution of proceeds under collateral agreements.  In addition, WM Life Re held cash, short-term and fixed maturity investments posted as collateral to its reinsurance counterparties.  The total collateral comprises the following:

Millions	March 31, 2010	December 31, 2009
Cash	$207.8	$217.1
Short-term investments	7.9	7.6
Fixed maturity investments	2.8	—
Total	$218.5	$224.7

Note 9. (Loss) Earnings Per Share

Basic (loss) earnings per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities.  Diluted (loss) earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.  The following table outlines the Company’s computation of (loss) earnings per share for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Basic and diluted (loss) earnings per share numerators (in millions):
Net (loss) income attributable to White Mountains’ common shareholders	$(39.6)	$30.3
Dividends declared and paid	(8.8)	(8.9)
Undistributed (loss) earnings	$(48.4)	$21.4
Basic (loss) earnings per share denominators (in thousands):
Average common shares outstanding during the period	8,742	8,766
Average unvested restricted shares (1)	92	59
Basic (loss) earnings per share denominator	8,834	8,825
Diluted (loss) earnings per share denominator (in thousands):
Average common shares outstanding during the period	8,742	8,766
Average unvested restricted shares (1)	92	59
Average outstanding dilutive options to acquire common shares (2)	—	1
Diluted (loss) earnings per share denominator	8,834	8,826
Basic (loss) earnings per share (in dollars):
Net (loss) income attributable to White Mountains’ common shareholders	$(4.48)	$3.44
Dividends declared and paid	(1.00)	(1.00)
Undistributed (loss) earnings	$(5.48)	$2.44
Diluted (loss) earnings per share (in dollars)
Net (loss) income attributable to White Mountains’ common shareholders	$(4.48)	$3.44
Dividends declared and paid	(1.00)	(1.00)
Undistributed (loss) earnings	$(5.48)	$2.44

(1)          Restricted shares outstanding vest either in equal annual installments, upon a stated date or upon the occurrence of a specified event (see Note 12).

(2)          The diluted (loss) per share denominator for the three months ended March 31, 2010 does not include common shares issuable upon exercise of incentive options as they are anti-dilutive to the calculations.  The diluted earnings per share denominator for the three months ended March 31, 2009 includes 6,000 common shares issuable upon exercise of incentive options at an average strike price of $179.02 per common share (see Note 12).

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

		White		Other
Millions	OneBeacon	Mountains Re	Esurance	Operations	Total
Three months ended March 31, 2010
Earned insurance and reinsurance premiums	$453.2	$212.6	$198.9	$—	$864.7
Net investment income	28.3	22.6	6.3	3.4	60.6
Net realized and unrealized investment gains (losses)	42.4	40.1	4.6	(.1)	87.0
Other revenue	6.5	6.4	14.4	4.5	31.8
Total revenues	530.4	281.7	224.2	7.8	1,044.1
Losses and LAE	333.7	218.2	151.3	—	703.2
Insurance and reinsurance acquisition expenses	101.4	41.5	42.1	—	185.0
Other underwriting expenses	74.2	21.4	20.3	—	115.9
General and administrative expenses	7.7	9.4	11.9	21.5	50.5
Interest expense on debt	9.1	6.9	—	.3	16.3
Total expenses	526.1	297.4	225.6	21.8	1,070.9
Pre-tax income (loss)	$4.3	$(15.7)	$(1.4)	$(14.0)	$(26.8)

		White		Other
Millions	OneBeacon	Mountains Re	Esurance	Operations	Total
Three months ended March 31, 2009
Earned insurance and reinsurance premiums	$487.8	$227.4	$196.2	$—	$911.4
Net investment income	21.9	29.4	6.1	3.7	61.1
Net realized and unrealized investment (losses) gains	(5.9)	(20.1)	3.7	(1.0)	(23.3)
Other revenue	9.4	16.4	13.9	(22.4)	17.3
Total revenues	513.2	253.1	219.9	(19.7)	966.5
Losses and LAE	288.0	109.9	145.3	—	543.2
Insurance and reinsurance acquisition expenses	95.9	47.4	38.9	—	182.2
Other underwriting expenses	72.7	24.2	18.5	—	115.4
General and administrative expenses	6.9	19.8	14.5	17.2	58.4
Interest expense on debt	10.9	6.6	—	1.4	18.9
Total expenses	474.4	207.9	217.2	18.6	918.1
Pre-tax income (loss)	$38.8	$45.2	$2.7	$(38.3)	$48.4

Note 11. Investments in Unconsolidated Affiliates

White Mountains’ investments in unconsolidated affiliates represent investments in other companies in which White Mountains has a significant voting and economic interest but does not control the entity.

Symetra

At December 31, 2009, White Mountains owned 24% of the common shares of Symetra on a fully converted basis, consisting of 17.4 million common shares and warrants to acquire an additional 9.5 million common shares. In January 2010, Symetra completed an initial public offering at a price of $12 per share, with 25.3 million shares sold by Symetra and 9.7 million shares sold by existing shareholders. White Mountains did not sell any of its shares in the offering. As a result of the offering, White Mountains’ fully converted ownership in Symetra has decreased to approximately 20% at March 31, 2010. The issuance of the new Symetra shares at a price below its adjusted book value per share diluted White Mountains’ investment in Symetra’s common shares resulting in a $16.0 million decrease White Mountains’ carrying value in Symetra.

White Mountains accounts for its investment in common shares of Symetra using the equity method and accounts for its Symetra warrants as derivatives with changes in fair value recognized through the income statement as an investment gain or loss.  White Mountains uses a Black Scholes valuation model to determine the fair value of the Symetra warrants. The major assumptions used in valuing the Symetra warrants at March 31, 2010 were a risk free rate of 2.32%, volatility of 25%, an expected life of 4.35 years and a share price of $13.18 per share.  Symetra’s warrants are not publicly traded. Accordingly, the fair value measurement of the warrants is based on observable and unobservable inputs.  Due to the significance of the unobservable inputs it is classified as a Level 3 measurement.

The following table summarizes amounts recorded by White Mountains relating to its investment in Symetra:

	Three Months Ended				Three Months Ended
	March 31, 2010				March 31, 2009
	Common				Common
Millions	Shares		Warrants	Total	Shares	Warrants	Total
Carrying value of investment in Symetra as of January 1	$269.2		$38.5	$307.7	$54.0	$27.3	$81.3
Equity in (losses) earnings of Symetra (1)	(11.5	)(2)	—	(11.5)	1.3	—	1.3
Net unrealized gains (losses) from Symetra’s fixed maturity portfolio	32.8	(3)	—	32.8	(18.0)	—	(18.0)
Increase in value of warrants	—		—	—	—	.4	.4
Carrying value of investment in Symetra as of March 31 (4)	$290.5		$38.5	$329.0	$37.3	$27.7	$65.0

(1) Equity in earnings is net of tax of $0.

(2) Includes a $17.9 loss from the dilutive effect of Symetra’s public offering.

(3) Includes a $1.9 gain from the dilutive effect of Symetra’s public offering.

(4) Includes White Mountains’ equity in net unrealized gains (losses) from Symetra’s fixed maturity portfolio of $23.8 and $(218.3) as of March 31, 2010 and 2009.

Delos

White Mountains owns approximately 18% of Delos and accounts for its investment in Delos under the equity method. For the three months ended March 31, 2010 and 2009, White Mountains recorded $(0.5) million and $(0.6) million of pre-tax equity in losses.  For the three months ended March 31, 2010 and 2009 White Mountains had $0.0 million and $(0.3) million of pre-tax equity in unrealized investment gains (losses) from its investment in Delos. White Mountains’ investment in Delos at March 31, 2010 totaled $34.8 million.

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

Share-Based Compensation Based on White Mountains Common Shares

WTM Performance Shares

Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Performance share awards vest, subject to the attainment of performance goals, at the end of a three-year period and are valued based on the market value of common shares at the time awards are paid.  The following table summarizes performance share activity for the three months ended March 31, 2010 and 2009 for WTM performance shares granted under the WTM Incentive Plan and phantom WTM performance shares granted under subsidiary plans (“WTM Phantom Share Plans”):

	Three Months Ended March 31,
	2010		2009
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	178,984	$12.5	164,179	$4.4
Payments and deferrals (1)	(51,978)	—	(51,960)	—
New awards	49,989	—	66,373	—
Forfeitures and cancellations	(7,969)	(.3)	(3,451)	(.2)
Expense recognized	—	5.7	—	(3.2)
Ending March 31,	169,026	$17.9	175,141	$1.0

(1) There were no payments made in 2010 and 2009 for the 2007-2009 and 2006-2008 performance cycles.

If 100% of the outstanding WTM performance shares had been vested on March 31, 2010, the total additional compensation cost to be recognized would have been $38.7 million, based on current accrual factors (common share price and payout assumptions).

Performance shares granted under the WTM Incentive Plan

The following table summarizes performance shares outstanding and accrued expense for performance shares awarded under the Incentive Plan at March 31, 2010 for each performance cycle:

	Target WTM Performance Shares	Accrued
Millions, except share amounts	Outstanding	Expense
Performance cycle:
2008 – 2010	44,687	$—
2009 – 2011	61,420	14.9
2010 – 2012	43,890	1.3
Sub-total	149,997	16.2
Assumed forfeitures	(3,750)	(.3)
Total at March 31, 2010	146,247	$15.9

Phantom Performance Shares granted under Phantom Performance Share Plans

The following table summarizes phantom WTM performance shares outstanding and accrued expense for awards made under the Phantom Performance Share Plans at March 31, 2010 for each performance cycle:

	Target WTM Phantom Performance Shares	Accrued
Millions, except share amounts	Outstanding	Expense
Performance cycle:
2008 – 2010	8,249	$—
2009 – 2011	9,015	2.0
2010 – 2012	6,099.1
Sub-total	23,363	2.1
Assumed forfeitures	(584)	(.1)
Total at March 31, 2010	22,779	$2.0

Restricted Shares

At March 31, 2010 and 2009, the Company had 99,470 and 90,120 unvested restricted shares outstanding. The following outlines the unrecognized compensation cost associated with the outstanding restricted share awards for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010		2009
Millions, except share amounts	Restricted Shares	Unamortized Grant Date Fair Value	Restricted Shares	Unamortized Grant Date Fair Value
Non-vested,
Beginning of period	92,620	$23.8	53,200	$24.2
Granted	19,750	6.7	45,320	9.2
Vested	(12,650)	—	(8,400)	—
Forfeited	(250)	(.1)	—	—
Expense recognized	—	(2.7)	—	(1.9)
Non-vested at March 31	99,470	$27.7	90,120	$31.5

During the first quarter of 2010, White Mountains issued 19,750 restricted shares that vest on December 31, 2012.

During the second quarter of 2009, White Mountains issued 2,500 restricted shares that vest in November 2010.  During the first quarter of 2009, White Mountains issued 40,820 restricted shares that vest on December 31, 2010 and 4,500 restricted shares that vest in three equal annual installments beginning on December 31, 2011.  If a recipient of the restricted shares that are scheduled to vest on December 31, 2010 is terminated without cause after December 31, 2009 (as defined in the WTM Incentive Plan), 50% of the restricted shares will vest.

During the first quarter of 2007, White Mountains made the following grants of restricted shares to the Company’s Chairman and CEO in connection with his hiring: (1) 35,000 restricted shares that vest in equal annual installments over five years; and (2) 15,000 restricted shares that vest in the event of a change in control of the Company before January 20, 2012.  During the first quarter of 2010, the Compensation Committee determined that the existing incentives for the Company’s Chairman and CEO were no longer appropriate and amended the vesting terms of the second tranche of restricted shares so that those shares time vest in three equal annual installments beginning on January 20, 2013 and, subject to shareholder approval, also agreed to amend the terms of his non-qualified options, which are discussed in more detail in “Non-Qualified Options”.

As of March 31, 2010, $27.7 million is expected to be recognized ratably over the remaining vesting periods.  Upon vesting, all restrictions initially placed upon the restricted shares lapse.

Non-Qualified Options

In January 2007, the Company issued 200,000 seven-year Non-Qualified Options to the Company’s Chairman and CEO that vest in equal annual installments over five years and that have an initial exercise price of $650 per common share that escalates at an annual rate of 5% less the annual regular dividend rate (the “Escalator”). The fair value of the Non-Qualified Options at the grant date was estimated using a closed-form option model using an expected volatility assumption of 29.7%, a risk-free interest rate assumption of 1.1% (or 4.7% less the Escalator), a forfeiture assumption of 0%, an expected dividend rate assumption of 1.4% and a term assumption of seven years. The fair value of the Non-Qualified Options was $27.2 million at the grant date and is required to be recognized ratably over the five year vesting period. For the three months ended March 31, 2010 and 2009, White Mountains recognized $1.4 million of expense for each period.  At March 31, 2010, 120,000 Non-Qualified Options were exercisable at a strike price of $ 744.55.

In late 2009 and early 2010, the Compensation Committee reviewed the Chairman and CEO’s compensation and the incentives created by his Non-Qualified Options.  Given that the Non-Qualified Options are deeply out of the money and subject to continuing exercise price increases, the Committee determined that the existing incentives are no longer appropriate.  The Chairman and CEO and the Committee have agreed to amend the terms of the Non-Qualified Options, subject to the approval by the Company’s shareholders at the 2010 Annual General Meeting of Members to be held on May 26, 2010.  The proposed amendments are as follows: (1) extend the term of the Non-Qualified Options by three years to January 20, 2017; (2) freeze the exercise price at $742, the exercise price on February 24, 2010; (3) extinguish 75,000 of the 200,000 Non-Qualified Options and (4) limit the potential in-the-money value of the Non-Qualified Options in excess of $100 million to 50% of the amount in excess of $100 million.

Incentive Options

The Company had no Incentive Options outstanding at March 31, 2010 and 6,000 Incentive Options outstanding at March 31, 2009.  The 81,000 Incentive Options originally granted to certain key employees on February 28, 2000 (the grant date) under the WTM Incentive Plan were issued at an exercise price equal to the market price of the Company’s underlying common shares on February 27, 2000.  The exercise price escalates by 6% per annum over the life of the Incentive Options. The Incentive Options vest ratably over a ten-year service period. Upon the adoption of FAS 123R (included in ASC 718 and ASC 505), the grant date fair value of the awards as originally disclosed, adjusted for estimated future forfeitures, became the basis for recognition of compensation expense for the Incentive Options. The fair value of each Incentive Option award at the grant date was estimated using a closed-form option model using an expected volatility assumption of 18.5%, a risk-free interest rate assumption of 6.4% and an expected term of ten years.

The following table summarizes the Company’s Incentive Option activity for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
Millions, except share and per share amounts	2010	2009
Opening balance - outstanding Options	2,400	6,000
Forfeited	—	—
Exercised	2,400	—
Ending balance - outstanding Options	—	6,000
Outstanding Options - exercisable	—	3,000
Exercise price - outstanding Options at beginning of period	$188.43	$177.76
Value of Options exercised (1)	$.3	$—
Exercise price - outstanding Options at March 31,	$—	$180.32

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

OneBeacon Performance Shares

OneBeacon performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash.  OneBeacon performance share awards vest, subject to the attainment of performance goals, at the end of a three-year period and are valued based on the market value of OneBeacon Ltd. common shares at the time awards are paid.  The following table summarizes performance share activity for the three months ended March 31, 2010 and 2009 for OneBeacon performance shares granted under the OneBeacon Incentive Plan:

	Three Months Ended March 31,
	2010		2009
	Target		Target
	Performance		Performance
	Shares	Accrued	Shares	Accrued
Millions, except share amounts	Outstanding	Expense	Outstanding	Expense
Beginning of period	2,224,215	$15.1	2,212,313	$4.6
Payments and deferrals (1)	(682,344)	(2.3)	(137,400)	—
New awards	272,411	—	364,982	—
Forfeitures and cancellations	(1,945)	—	(121,046)	(.3)
Expense recognized	—	3.4	—	1.4
Ending March 31,	1,812,337	$16.2	2,318,849	$5.7

(1)  OneBeacon performance shares earned for the 2007-2009 performance cycle were at 14.2% of target. OneBeacon performance shares earned for the 2007-2008 performance cycle were at 1.4% of target. Amounts include deposits into OneBeacon’s deferred compensation plan.

If 100% of the outstanding OneBeacon performance shares had been vested on March 31, 2010, the total additional compensation cost to be recognized would have been $14.8 million, based on current accrual factors (common share price and payout assumptions).

The following table summarizes OneBeacon performance shares outstanding awarded under the OneBeacon Incentive Plan at March 31, 2010 for each performance cycle:

	Target OneBeacon
	Performance
	Shares	Accrued
Millions, except share amounts	Outstanding	Expense
Performance cycle:
2008 – 2010	1,219,176	$11.1
2009 – 2011	361,219	5.1
2010 – 2012	272,411.3
Sub-total	1,852,806	16.5
Assumed forfeitures	(40,469)	(.3)
Total at March 31, 2010	1,812,337	$16.2

Non-Qualified Options

In November 2006, in connection with its initial public offering, OneBeacon Ltd. issued to its key employees 1,420,000 Non-Qualified Options to acquire OneBeacon Ltd. common shares at an above-market fixed exercise price. The following table summarizes option activity for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010		2009
Millions, except share amounts	Target Options Outstanding	Accrued Expense	Target Options Outstanding	Accrued Expense
Beginning of period	1,015,610	$3.6	1,237,872	$2.5
New awards	—	—	—	—
Forfeitures and cancellations	(98,783)	—	(89,522)	—
Exercised	—	—	—	—
Expense recognized	—	.4	—	.3
Ending March 31,	916,827	$4.0	1,148,350	$2.8

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

Restricted Stock Units

The Non-Qualified Options granted by OneBeacon Ltd., in connection with its initial public offering, did not include a mechanism in the options to reflect the contribution to total return from the regular quarterly dividend. As a result, during the first quarter of 2008, OneBeacon granted 116,270 RSUs to actively employed option holders. The RSUs vest one-third on each of November 9, 2009, 2010 and 2011 subject to, for each vesting tranche of units, the attainment of 4% growth in OneBeacon’s book value per share from January 1, 2008 through the end of the calendar year immediately following the applicable vesting date. The performance goal for the first vesting tranche of units was not attained by the 2009 vesting date and will be reassessed at the 2010 and 2011 vesting dates, consistent with the terms of the RSU plan.  Upon vesting, the RSUs will be mandatorily deferred into one of OneBeacon’s non-qualified deferred compensation plans and will be paid out in 2012 in cash or shares at the discretion of the OB Compensation Committee. The expense associated with the RSUs is being recognized over the vesting period. For the three months ended March 31, 2010 and 2009, OneBeacon recognized $0.2 million and $0.1 million of expense.  As of March 31, 2010, there were 85,670 RSUs outstanding.

Note 13. Fair Value of Financial Instruments

FAS 107 requires disclosure of fair value information of financial instruments. For certain financial instruments where quoted market prices are not available, the fair values of these financial instruments were estimated by discounting future cash flows using current market rates for similar obligations or using quoted market prices. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange.  FAS 107 excludes certain financial instruments from disclosure, including insurance contracts, but not financial guarantees and investment contracts. White Mountains carries its financial instruments on its balance sheet at fair value with the exception of its fixed-rate, long-term indebtedness and the WMRe Preference Shares, which are recorded as noncontrolling interest.

The following table summarizes the fair value and carrying value of financial instruments as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
OBH Senior Notes	$611.9	$594.0	$605.8	$606.5
WMRe Senior Notes	389.6	399.1	377.7	399.1
WMRe Preference Shares	222.5	250.0	212.5	250.0

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

The following discussion also includes five non-GAAP financial measures - adjusted comprehensive income (loss), adjusted book value per share, total adjusted capital and Esurance’s adjusted expense ratio and adjusted combined ratio - that have been reconciled to their most comparable GAAP financial measures (see page 47). White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Overview

White Mountains ended the first quarter of 2010 with an adjusted book value per share of $411, a decrease of 1% for the three months ended March 31, 2010, including dividends. White Mountains reported adjusted comprehensive loss of $51 million for the first quarter of 2010, compared to adjusted comprehensive loss of $9 million for the first quarter of 2009.  The results for the first quarter of 2010 were heavily impacted by catastrophe losses from the earthquake in Chile and winter weather in the Northeastern United States and Europe, compared to low losses from relatively benign weather and few catastrophes in the first quarter of 2009.  Investment results for the first quarter of 2010 were solid, as White Mountains’ GAAP pre-tax total return on invested assets was 1.4%, compared to -0.2% for the first quarter of 2009.

OneBeacon ended the first quarter of 2010 with a book value per share of $14.82, which was flat for the three months ended March 31, 2010, including dividends. OneBeacon reported a GAAP combined ratio of 112% for the first quarter of 2010, compared to 94% for the first quarter of 2009. The increase in OneBeacon’s combined ratio was primarily due to 10 points of catastrophe losses, mostly from Northeast U.S. storms. In addition, non-catastrophe losses and slightly lower favorable loss reserve development and higher expenses in the first quarter of 2010 than in the first quarter of 2009 impacted OneBeacon’s combined ratio. White Mountains Re reported a GAAP combined ratio of 132% for the first quarter of 2010 compared to 80% for the first quarter of 2009.  The higher combined ratio was primarily due to $122 million (57 points) of property catastrophe losses compared with $12 million (5 points) in the first quarter of last year.  The 2010 losses included $110 million from the Chilean earthquake, based on a $10 billion estimate of total industry losses, which is at the high end of industry loss estimates, and $10 million from European windstorm Xynthia. Esurance reported an adjusted combined ratio of 106% for the first quarter of 2010 compared to 102% for the first quarter of 2009, as both the loss and LAE ratio and the expense ratio increased by 2 points.  The higher loss ratio in the first quarter of 2010 was due to winter storms in the Northeast, a greater incidence of large injury claims and a decline in the average premium per policy on new business.  The increase in the expense ratio was primarily due to increased marketing spending and higher compensation accruals.  During the first quarter of 2010, Esurance began reporting its adjusted combined ratio, a non-GAAP financial measure.  Esurance’s adjusted combined ratio includes referral fee revenue as a reduction of operating expenses in the calculation in order to better reflect the growing benefit of those fees, which partially offset the cost of Esurance’s advertising.  See “NON-GAAP FINANCIAL MEASURES” on page 47.

Total net written premiums decreased 5% to $945 million in the first quarter of 2010 compared to $992 million in the first quarter of 2009. OneBeacon’s net written premiums decreased 21% to $372 million in the first quarter of 2010, reflecting the sale of the non-specialty Commercial Lines business beginning with January 1, 2010 renewal dates.  Specialty Lines premiums increased by 13%, while Personal Lines premiums decreased by 15%.  During the first quarter, OneBeacon announced a definitive agreement to sell its Traditional Personal Lines business to Tower Group, Inc. Net written premiums for the business being sold totaled approximately $420 million for the year ended December 31, 2009. The transaction is expected to close in the second quarter, pending regulatory approvals.  White Mountains Re’s net written premiums increased 11% to $342 million in the first quarter of 2010, primarily due to increases in the trade credit and accident and health lines and the effects of foreign currency translation. Esurance’s net written premiums increased 8% to $231 million in the first quarter of 2010, due to both improved customer retention and higher new business sales.

Adjusted Book Value Per Share

The following table presents White Mountains’ adjusted book value per common share and reconciles this non-GAAP measure to the most comparable GAAP measure. (See NON-GAAP FINANCIAL MEASURES on page 47).

	March 31, 2010	Dec. 31, 2009	March 31, 2009
Book value per common share numerators (in millions):
White Mountains’ common shareholders’ equity	$3,598.3	$3,657.4	$2,866.2
Benefits to be received from share obligations under employee stock option plans (1)	—	.4	—
Book value per common share numerator	3,598.3	3,657.8	2,866.2
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	(23.8)	9.0	218.3
Adjusted book value per common share numerator	$3,574.5	$3,666.8	$3,084.5
Book value per common share denominators (in thousands of shares):
Common shares outstanding	8,775.6	8,860.2	8,854.1
Share obligations under employee stock option plans(1)	—	2.4	—
Book value per common share denominator	8,775.6	8,862.6	8,854.1
Unearned restricted common shares	(69.6)	(59.1)	(83.4)
Adjusted book value per common share denominator	8,706.0	8,803.5	8,770.7
Book value per common share	$410.04	$412.73	$323.71
Adjusted book value per common share	$410.59	$416.52	$351.68

(1) Assumes conversion of in-the money stock options

Review of Consolidated Results

White Mountains’ consolidated financial results for the three months ended March 31, 2010 and 2009 follow:

	Three Months Ended March 31,
Millions	2010	2009
Gross written premiums	$1,192.6	$1,145.6
Net written premiums	$944.9	$992.3
Revenues
Earned insurance and reinsurance premiums	$864.7	$911.4
Net investment income	60.6	61.1
Net realized and unrealized investment gains (losses)	87.0	(23.3)
Other revenue — referral fee revenue	3.4	2.0
Other revenue — foreign currency translation (loss) gain	(6.5)	5.4
Other revenue — Tuckerman Fund I and II	4.1	18.5
Other revenue	30.8	(8.6)
Total revenues	1,044.1	966.5
Expenses
Losses and LAE	703.2	543.2
Insurance and reinsurance acquisition expenses	185.0	182.2
Other underwriting expenses	115.9	115.4
General and administrative expenses	40.8	32.9
General and administrative expenses — Tuckerman Fund I and II	4.0	17.7
Amortization of AFI purchase accounting adjustments	3.6	5.3
Accretion of fair value adjustment to loss and lae reserves	2.1	2.5
Interest expense on debt	16.3	18.9
Total expenses	1,070.9	918.1
Pre-tax (loss) income	(26.8)	48.4
Income tax benefit (expense)	.2	(12.3)
Equity in (losses) earnings of unconsolidated affiliates	(11.6)	.9
Net (loss) income	(38.2)	37.0
Net income attributable to noncontrolling interests	(1.4)	(6.7)
Net (loss) income attributable to White Mountains’ common shareholders	(39.6)	30.3
Other comprehensive income (loss), net of tax	21.3	(57.2)
Comprehensive loss	(18.3)	(26.9)
Comprehensive income attributable to noncontrolling interests	—	(.3)
Comprehensive loss attributable to White Mountains’ common shareholders	(18.3)	(27.2)
Change in equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	(32.8)	18.0
Adjusted comprehensive loss	$(51.1)	$(9.2)

Consolidated Results —Three Months Ended March 31, 2010 versus Three Months Ended March 31, 2009

White Mountains’ total revenues increased 8% to $1,044 million in the first quarter of 2010 compared to $967 million in the first quarter of 2009.  White Mountains reported net realized and unrealized investment gains of $87 million in the first quarter of 2010 compared to $23 million of net realized and unrealized investment losses in the first quarter of 2009. Earned premiums were down 5% in the first quarter of 2010 compared to the first quarter of 2009 as decreases at OneBeacon and White Mountains Re were slightly offset by an increase at Esurance.  Net investment income was flat at $61 million in both the first quarter of 2010 and 2009.  Other revenues increased to $31 million in the first quarter of 2010 from $17 million the first quarter of 2009, due mainly to the net effect of the change in the fair value of WM Life Re’s variable annuity liabilities and the fair value of the related derivative contracts, which reduced other revenues by $3 million in the first quarter of 2010 compared to $33 million in the first quarter of 2009. Other revenues also included a $13 million gain from White Mountains Re’s acquisition of Central National in the first quarter of 2010. In addition, other revenues included $7 million of foreign currency translation losses at White Mountains Re in the first quarter of 2010 compared to $5 million of foreign currency translation gains reported in the first quarter of 2009.

White Mountains’ total expenses increased 17% to $1,071 million in the first quarter of 2010 compared to $918 million in the first quarter of 2009. Losses and LAE expenses increased $160 million, or 29%, due primarily to $166 million of catastrophe losses in the first quarter of 2010 from the Chilean earthquake and winter storms in the northeastern United States and Europe.  General and administrative expenses decreased 11% to $45 million in the first quarter of 2010 compared to $51 million in the first quarter of 2009, primarily due to the deconsolidation of Tuckerman Fund II.  Effective January 1, 2010, White Mountains adopted ASU 2009-17 and, as a result, no longer consolidates Tuckerman Fund II, which accounted for $12 million of general and administrative expenses in the first quarter of 2009.  Excluding the effect of Tuckerman Fund II, general and administrative expenses increased by $6 million in the first quarter of 2010, due primarily to increased compensation accruals.  Interest expense on debt decreased 14% to $16 million in the first quarter of 2010 compared to $19 million in the first quarter of 2009, primarily due to repurchases of OBH Senior Notes and the full repayment of the Mortgage Note at OneBeacon in the second quarter of 2009.

White Mountains’ income tax (benefit) expense for the first quarter of 2010 and 2009 represented effective tax rates of (0.1)% and 25.4%, which differed from the U.S. statutory rate of 35.0% primarily due to income generated in jurisdictions other than the United States.

In January 2010, Symetra completed an initial public offering at a price of $12 per share, with 25.3 million shares sold by Symetra and 9.7 million shares sold by existing shareholders. White Mountains did not sell any shares in the offering. As a result of the offering, White Mountains’ fully converted ownership in Symetra has decreased from approximately 24% at December 31, 2009 to approximately 20% at March 31, 2010.  The issuance of the new Symetra shares at a price below its adjusted book value per share diluted White Mountains’ investment in Symetra’s common shares, resulting in an approximately $2 reduction in White Mountains’ adjusted book value per share.

During the first quarter of 2010, White Mountains repurchased and retired 103,319 of its common shares under its share repurchase program for $36 million at an average share price of $343.

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

OneBeacon

OneBeacon recently entered into two transactions that will transform it into a specialty lines insurance company. OneBeacon expects that the transactions will free up significant capital, increase its financial flexibility and substantially reduce its catastrophe exposure.

Commercial Lines. On December 3, 2009, OneBeacon sold the renewal rights to approximately $490 million in premiums from its non-specialty commercial lines business to The Hanover Insurance Group (“The Hanover”). The transaction included small commercial accounts and the non-specialty portion of the middle-market business, beginning with January 1, 2010 effective dates (the “Commercial Lines Transaction”). As consideration, OneBeacon received $23 million and will receive an additional 10 percent of premiums renewed in excess of $200 million for the first renewal period.  OneBeacon will continue to manage claims from business written prior to the Commercial Lines Transaction and for business written by The Hanover through June 30, 2010.  The Hanover will reimburse OneBeacon for expenses incurred to provide the claims administrative services.

Personal Lines.  On February 2, 2010, OneBeacon entered into a definitive agreement to sell its traditional personal lines business to Tower Group, Inc. (the “Personal Lines Transaction”). The transaction includes two insurance companies containing the personal lines business, and two attorneys-in-fact managing the reciprocal exchanges that write the personal lines business in New York and New Jersey. AutoOne is not being sold as part of this transaction. Net written premiums for the business being sold total approximately $420 million for the year ended December 31, 2009. As consideration, OneBeacon will receive an amount equal to the statutory surplus in the reciprocal exchanges (approximately $103 million at December 31, 2009, the GAAP equity in the insurance companies and attorneys-in-fact (approximately $45 million at December 31, 2009), plus $32.5 million.  Pending receipt of applicable state regulatory approvals, the transaction is expected to close in the second quarter of 2010.

Financial results for OneBeacon for the three months ended March 31, 2010 and 2009 follow:

	Three Months Ended March 31,
Millions	2010	2009
Gross written premiums	$498.4	$531.1
Net written premiums	$371.5	$469.4

Earned insurance and reinsurance premiums	$453.2	$487.8
Net investment income	28.3	21.9
Net realized and unrealized investment gains (losses)	42.4	(5.9)
Other revenue	6.5	9.4
Total revenues	530.4	513.2
Losses and LAE	333.7	288.0
Insurance and reinsurance acquisition expenses	101.4	95.9
Other underwriting expenses	74.2	72.7
General and administrative expenses	7.7	5.5
Accretion of fair value adjustment to loss and LAE reserves	—	1.4
Interest expense on debt	9.1	10.9
Total expenses	526.1	474.4
Pre-tax income	$4.3	$38.8

The following table presents OneBeacon’s book value per common share.

	March 31,	Dec. 31,	March 31,
Millions, except per share amounts	2010	2009	2009
OneBeacon’s common shareholders’ equity	$1,409.6	$1,429.0	$1,169.3
OneBeacon Ltd. common shares outstanding	95.1	95.1	95.1
OneBeacon book value per common share	$14.82	$15.03	$12.30

The following tables provide OneBeacon’s GAAP ratios, net written premiums and earned insurance premiums for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31, 2010
GAAP Ratios:	Specialty(1)	Personal	Run-off(2)	Total
Loss and LAE	57%	85%	99%	73%
Expense	40%	36%	41%	39%
Total Combined	97%	121%	140%	112%
Net written premiums	$260.3	$111.5	$(.3)	$371.5
Earned premiums	$235.9	$122.8	$94.5	$453.2

	Three Months Ended March 31, 2009
GAAP Ratios:	Specialty(1)	Personal	Run-off(2)	Total
Loss and LAE	32%	89%	69%	59%
Expense	39%	28%	36%	35%
Total Combined	71%	117%	105%	94%
Net written premiums	$229.5	$131.7	$108.2	$469.4
Earned premiums	$215.7	$150.2	$121.9	$487.8

(1)     Specialty lines now includes Technology, Financial Services, OneBeacon Specialty Property and Property and Inland Marine, which were formerly reported in commercial lines. Prior periods have been reclassified to conform to the current presentation.

(2)     Runoff includes non-specialty commercial businesses subject to the Commercial Lines Transaction that were formerly reported in commercial lines. Prior periods have been reclassified to conform to the current presentation.

OneBeacon Results - Three Months Ended March 31, 2010 versus Three Months Ended March 31, 2009

Overview

OneBeacon ended the first quarter of 2010 with a book value per share of $14.82, which was flat with December 31, 2009, including dividends. OneBeacon’s GAAP combined ratio increased to 112% for the first quarter of 2010 from 94% for the first quarter of 2009. The increase in OneBeacon’s combined ratio was primarily due to higher current accident year catastrophe losses. The first quarter of 2010 included $44 million (10 points) of catastrophe losses, mostly from Northeast U.S. storms, compared to $3 million of catastrophe losses in the first quarter of 2009. In addition, non-catastrophe losses and slightly lower favorable loss reserve development and higher expenses in the first quarter of 2010 than in the first quarter of 2009 impacted the combined ratio.

Specialty lines. Net written premiums for specialty lines increased 13% to $260 million in the first quarter of 2010 from $230 million in the first quarter of 2009, primarily due to new business growth, particularly within the provider excess line at OneBeacon Professional Insurance (“OBPI”). The increase reflects a $29 million increase at OBPI, as well as a $4 million increase from Specialty Accident and Health and a $2 million increase from OneBeacon Government Risks, partially offset by a $3 million decrease from International Marine Underwriters (“IMU”).

The specialty lines combined ratio for the first quarter of 2010 increased to 97% from 71% for the first quarter of 2009. The loss and LAE ratio increased 25 points to 57%, while the expense ratio increased 1 point to 40%. The increase in the loss and LAE ratio was partially due a decrease in favorable loss reserve development. The first quarter of 2010 included 2 points of favorable loss reserve development, primarily related to lower than expected severity in professional liability, compared with 15 points in the first quarter of 2009, also driven by lower than expected severity in professional liability. In addition, the combined ratio was impacted by an 11 point increase in current accident year non-catastrophe and catastrophe losses in the first quarter of 2010, compared with the first quarter of 2009. The first quarter of 2010 included catastrophe losses primarily related to severe wind and rainstorms in the northeastern United States, as well as large losses at Property and Inland Marine and at IMU. The increase in the expense ratio was mainly due to an increase in compensation accruals.

Personal lines. Net written premiums for personal lines decreased 15% to $112 million in the first quarter of 2010 from $132 million in the first quarter of 2009. In traditional personal lines, net written premiums decreased 12% to $89 million. Net written premiums at AutoOne decreased 26% to $23 million due to actions taken to reduce OneBeacon’s exposure in the voluntary private passenger automobile market.

The personal lines combined ratio for the first quarter of 2010 increased to 121% from 117% for the first quarter of 2009. The loss and LAE ratio decreased 4 points to 85%, while the expense ratio increased by 8 points to 36%.  The decrease in the loss and LAE ratio was mainly due to adverse loss reserve development of less than 1 point in the first quarter of 2010, compared with 19 points of adverse loss reserve development in the first quarter of 2009, primarily related to personal injury protection litigation at AutoOne. The decrease was partially offset by 10 points of catastrophe losses in the first quarter of 2010, primarily related to severe wind and rainstorms in the northeastern United States, as well as a 4 point increase in non-catastrophe losses, primarily driven by the automobile line, as compared with the prior year period.  The increase in the expense ratio was primarily due to higher policy acquisition expenses, as well as increased other underwriting expenses, primarily from higher incentive compensation accruals.

Run-off.  Run-off consists of non-specialty commercial lines business included in the Commercial Lines Transaction, as well as national accounts, certain specialty programs and regional agency business transferred to Liberty Mutual effective November 1, 2001 (“Legacy run-off business”). The run-off combined ratio for the first quarter of 2010 increased to 140% from 105% for the first quarter of 2009. The loss and LAE ratio increased 30 points to 99%, while the expense ratio increased 5 points to 41%. The increase in the loss and LAE ratio due to the non-specialty commercial lines business was a result of an increase in current accident year catastrophe and non-catastrophe losses. The first quarter of 2010 included 23 points of current accident year catastrophe losses, primarily related to severe wind and rainstorms in the northeastern United States, compared with 1 point of current accident year catastrophe losses in the first quarter of 2009. In addition, current accident year non-catastrophe losses were 4 points higher than the prior year period due to higher-than-average levels of large losses in the non-specialty commercial business. Further, the first quarter of 2010 included 3 points of favorable loss reserve development, mainly due to lower than expected severity in commercial package business, compared with 8 points of favorable loss reserve development related to lower than expected severity in package business and commercial multi peril in the first quarter of 2009. The increase in the expense ratio was primarily due to a 7 point increase in policy acquisition expenses as expenses have not decreased proportionately with the reduction in earned premiums, partially offset by a 2 point decrease in other underwriting expenses.

Legacy run-off business generated an underwriting loss of $1 million in the first quarter of 2010, compared to underwriting income of $0.3 million in the first quarter of 2009.

White Mountains Re

Financial results and GAAP combined ratios for White Mountains Re for the three months ended March 31, 2010 and 2009 follow:

	Three Months Ended March 31,
($ in millions)	2010	2009
Gross written premiums	$462.1	$400.3
Net written premiums	$342.1	$309.3

Earned insurance and reinsurance premiums	$212.6	$227.4
Net investment income	22.6	29.4
Net realized and unrealized investment gains (losses)	40.1	(20.1)
Other revenue - foreign currency translation gains (losses)	(6.5)	5.4
Other revenue - Tuckerman Fund II (1)	—	12.3
Other revenue	12.9	(1.3)
Total revenues	281.7	253.1
Losses and LAE	218.2	109.9
Insurance and reinsurance acquisition expenses	41.5	47.4
Other underwriting expenses	21.4	24.2
General and administrative expenses - Tuckerman Fund II (1)	—	11.5
General and administrative expenses	7.3	7.2
Accretion of fair value adjustment to losses and LAE reserves	2.1	1.1
Interest expense on debt	6.9	6.6
Total expenses	297.4	207.9
Pre-tax (loss) income	$(15.7)	$45.2

GAAP ratios:
Losses and LAE	103%	48%
Expense	29%	32%
Total Combined	132%	80%

(1) As a result of White Mountains’ adoption of the revisions to the guidance for variable interest entities under ASU 2009-17, effective January 1, 2010 White Mountains Re no longer consolidates the results of Tuckerman Fund II. See Note 1.

White Mountains Re Results - Three Months Ended March 31, 2010 versus Three Months Ended March 31, 2009

White Mountains Re’s GAAP combined ratio for the first quarter of 2010 was 132% compared to 80% for the first quarter of 2009.  The higher combined ratio was primarily due to $122 million (57 points) of property catastrophe losses compared with $12 million (5 points) in the first quarter of last year.  The 2010 losses included $110 million from the Chilean earthquake and $10 million from European windstorm Xynthia.

White Mountains Re’s estimate of its losses from the Chilean earthquake is based on an approximate $10 billion industry insured loss scenario, at the upper end of current industry loss estimates. Most of White Mountains Re’s recorded loss from the earthquake in Chile is currently estimated using third party catastrophe models, applying overall estimates of industry insured losses to White Mountains Re’s exposure information.  Catastrophe exposure modeling is inherently uncertain and is dependent upon several broad assumptions including, in the case of earthquakes, demand surge (the localized increase in prices of goods and services that often follow a catastrophe) and zone density (the percentage of insured perils that would be affected in a region by a catastrophe).  Historically, there often has been significant variability between modeled insured loss estimates for earthquakes and actual losses sustained by the reinsurance industry.  The estimation and settlement process for insured property losses from earthquakes can be prolonged. Therefore, White Mountains Re’s recorded loss from the Chilean earthquake may change in the future.

White Mountains Re’s gross written premiums increased 15% to $462 million in the first quarter of 2010 from $400 million in the first quarter 2009. Net written premiums increased 11% to $342 million in the first quarter of 2010 from $309 million in the first quarter of 2009.  Gross written premiums increased primarily due to foreign currency translation, which increased gross written premiums by approximately $50 million, and increases of $16 million in the trade credit line and $7 million in the accident & health line.  Net written premiums increased less than gross written premiums for the first quarter of 2010 as a result of increased retrocessions of the property catastrophe excess of loss line of business. Net earned premiums decreased 7% for the first quarter of 2010, as the increases in net written premiums are deferred and subsequently recognized as net earned premium over the exposure period.

White Mountains Re’s other revenues included of $7 million of foreign currency translation losses recorded in the first quarter of 2010 compared to $5 million of foreign currency translation gains in the first quarter of 2009.  During the first quarter of 2010, White Mountains Re acquired Central National Insurance Company of Omaha, which resulted in a pre-tax gain of approximately $13 million.  This gain, which reflects the excess of the fair value of the net assets acquired over the consideration paid, is included in other revenues.  In addition, due to White Mountains’ adoption of ASU 2009-17effective January 1, 2010, the Tuckerman Fund II is no longer consolidated. In the first quarter of 2009, White Mountains Re reported other revenues of $12 million related to the consolidation of Tuckerman Fund II.

White Mountains Re’s insurance and reinsurance acquisition expenses decreased 12% to $42 million in the first quarter of 2010 from $47 million in the first quarter of 2009. The decrease is due to lower earned premium as well as decreases in the commission ratios for the property and aviation lines of business.  This was primarily a result of an increased percentage of net earned premiums in the first quarter of 2010 from excess of loss contracts for those business lines, which have lower commissions than proportional reinsurance contracts.

White Mountains Re’s other underwriting expenses decreased $3 million, primarily due to lower headcount and lower incentive compensation costs. General and administrative expenses decreased to $7 million in the first quarter of 2010 from $19 million in the first quarter of 2009, as a result of the deconsolidation of Tuckerman Fund II, effective January 1, 1010. In the first quarter of 2009, White Mountains Re reported expenses of $12 million related to the consolidation of Tuckerman Fund II.

Esurance

Financial results and adjusted combined ratios for Esurance for the three months ended March 31, 2010 and 2009 follow:

	Three Months Ended March 31,
($ in millions)	2010	2009
Gross written premiums	$232.1	$214.2
Net written premiums	$231.3	$213.6

Earned insurance and reinsurance premiums	$198.9	$196.2
Net investment income	6.3	6.1
Net realized and unrealized investment gains (losses)	4.6	3.7
Other revenue — referral fee revenue	3.4	2.0
Other revenue	11.0	11.9
Total revenues	224.2	219.9
Losses and LAE	151.3	145.3
Insurance and reinsurance acquisition expenses	42.1	38.9
Other underwriting expenses	20.3	18.5
General and administrative expenses	8.3	9.2
Amortization of AFI purchase accounting adjustments	3.6	5.3
Total expenses	225.6	217.2
Pre-tax (loss) income	$(1.4)	$2.7

Adjusted ratios(1):
Losses and LAE	76%	74%
Adjusted expense	30%	28%
Total adjusted combined	106%	102%

(1)     Adjusted expense and combined ratios include acquisition expenses net of referral fee revenue. See “NON-GAAP FINANCIAL MEASURES” on page 47 for a reconciliation of Esurance’s adjusted expense ratio and adjusted combined ratio to its GAAP expense and combined ratios.

Esurance Results - Three Months Ended March 31, 2010 versus Three Months Ended March 31, 2009

Esurance’s adjusted combined ratio increased to 106% for the first quarter of 2010 from 102% for the first quarter of 2009, as both the loss and LAE ratio and the adjusted expense ratio increased by 2 points.  The current accident year loss ratio in the first quarter of 2010 increased by 4 points over the first quarter of 2009 due to winter storms in the Northeast, a greater incidence of large injury claims and a decline in the average premium per policy. Partially offsetting the increased current accident year loss ratio was 2 points of favorable loss reserve development in the first quarter of 2010, primarily due to liability coverages for accident years 2008 and 2009, compared to no loss reserve development in the first quarter of 2009.  The increase in Esurance’s adjusted expense ratio was primarily due to increased marketing spending and higher compensation accruals.

Esurance’s net written premiums increased by 8% in the first quarter of 2010 to $231 million compared to $214 million in the first quarter of 2009.  The increased premium volume is due to both higher new business sales and improved customer retention. New policy sales increased 40% in the first quarter of 2010 compared to the first quarter of 2009 as Esurance’s conversion rate (i.e., the percentage of shoppers that buy policies) improved.  Policy retention improved in the first quarter of 2010, primarily due to fewer and more moderate rate increases over the last year.

Esurance’s other revenue was $14 million in the first quarter of 2010, a slight increase from the first quarter of 2009, as increased referral fee revenue from the non-AFI comparison quote program was partially offset by a decline in commission revenue from AFI.  In the first quarter of 2010, AFI’s operating profit decreased compared to the first quarter of 2009 as revenue decreased due to a significant reduction in incentive commissions and expenses were slightly higher due to marketing costs.

The Esurance segment now has approximately 822,000 policies-in-force, including approximately 298,000 AFI customers and 11,000 homeowners and renters insurance policies produced by Esurance’s in-house agency operations for other insurers.  The Esurance segment has added approximately 48,000 policies-in-force since December 31, 2009.

Esurance underwrites business in 30 states, which represent about 87% of the market for personal auto insurance premiums written in the United States.  For the quarter ended March 31, 2010, Esurance’s largest states were California (with 20% of gross written premium), Florida (15%), New Jersey (8%), New York (7%) and Texas (5%).  Esurance, through its independent agency platform, AFI, sells policies in 50 states plus the District of Columbia.  For the quarter ended March 31, 2010, AFI’s largest auto insurance states were California (15% of policies-in-force), Texas (7%), Florida (7%), Pennsylvania (4%) and Ohio (4%).

Other Operations

Other Operations consists of the operations of the Company, the Company’s intermediate holding companies, the consolidated results of the Tuckerman Fund I, WM Advisors and White Mountains’ investments in unconsolidated affiliates. The Other Operations segment also includes the results of WM Life Re, which is in run-off, and the weather risk management business until its disposition during the fourth quarter of 2009.

A summary of White Mountains’ financial results from its Other Operations segment for the three months ended March 31, 2010 and 2009 follows:

	Three Months Ended March 31,
Millions	2010	2009
Net investment income	$3.4	$3.7
Net realized and unrealized investment losses	(.1)	(1.0)
Other revenue - Tuckerman Fund I	4.1	6.2
Other revenue	.4	(28.6)
Total revenues	7.8	(19.7)
General and administrative expenses - Tuckerman Fund I	4.0	6.2
General and administrative expenses	17.5	11.0
Interest expense - debt	.3	1.4
Total expenses	21.8	18.6
Pre-tax loss	$(14.0)	$(38.3)

Other Operations Results - Three Months Ended March 31, 2010 versus Three Months Ended March 31, 2009

White Mountains’ Other Operations segment reported a pre-tax loss of $14 million in the first quarter of 2010, compared to a pre-tax loss of $38 million in the first quarter of 2009.  The decrease in pre-tax loss was primarily attributable to a $29 million improvement in the results of WM Life Re ($3 million pre-tax loss in the first quarter of 2010 compared to $32 million of pre-tax losses in the first quarter of 2009), partially offset by an increase in incentive compensation accruals in the first quarter of 2010.

II. Summary of Investment Results

Investment Returns

For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a more relevant comparison to benchmark returns, while all dollar amounts are presented net of any management fees and trading expenses. A summary of White Mountains’ consolidated pre-tax investment results and gross investment returns versus typical benchmarks for the three months ended March 31, 2010 and 2009 follows:

Pre-tax investment results	Three Months Ended March 31,
Millions	2010	2009
Net investment income	$60.6	$61.1
Net realized and unrealized investment gains (losses)	87.0	(23.3)
Net unrealized foreign currency losses on investments(1)	(25.3)	(56.0)
Total GAAP pre-tax investment results	$122.3	$(18.2)

(1) Recognized as a component of other comprehensive income.

Gross investment returns and benchmark returns

	Three Months Ended March 31,
	2010	2009
Fixed maturity investments	1.6%	1.0%
Short-term investments	-0.6	-0.1
Total fixed maturities	1.1	0.7
Barclay’s U.S. Intermediate Aggregate Index	1.8	0.9

Convertible securities	3.9	0.5
Common stocks	3.2	-12.0
Other long-term investments	3.8	-3.8
Total equities, convertible securities and other long-term investments	3.5	-5.9
S&P 500 Index (total return)	5.4	-11.0

Total consolidated portfolio	1.4%	-0.2%

White Mountains’ GAAP total return on invested assets for the first quarter of 2010 was 1.4%, including -0.3% from currency losses, compared to -0.2%, including -0.6% from currency losses, in the first quarter of 2009.  In local currencies, White Mountains’ fixed income portfolio returned 1.4% in the first quarter of 2010, compared with a Barclays U.S. Intermediate Aggregate return of 1.8%. Corporate bonds continued to perform well, with a return of 2.2% in the first quarter of 2010, and structured products returned 1.9%.  The return on White Mountains’ cash and short term investment portfolio was -0.6% in the first quarter of 2010, primarily due to the strengthening of the U.S. dollar.  Management expects to reduce its $2.4 billion cash and short term portfolio over the course of 2010.  White Mountains’ equity portfolio, approximately 13% of GAAP invested assets at March 31, 2010, returned 3.5% for the first quarter of 2010, underperforming the S&P 500 Index return of 5.4%.  White Mountains has been gradually shifting its equity exposure away from convertibles and other long-term investments and toward common stocks, a process it intends to continue on an opportunistic basis.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash and Short-term Investments

Holding company level.  The primary sources of cash for the Company and certain of its intermediate holding companies are: dividends and tax sharing payments received from its insurance and reinsurance operating subsidiaries; capital raising activities; net investment income; and proceeds from sales and maturities of investments. The primary uses of cash are: repurchases of the Company’s and OneBeacon Ltd.’s common shares; payments on and repurchases/retirements of its debt obligations; dividend payments to holders of the Company’s common shares, to noncontrolling interest holders of OneBeacon Ltd.’s common shares and to holders of the WMRe Preference Shares; purchases of investments; payments made to tax authorities; contributions to operating subsidiaries; and operating expenses.

Operating subsidiary level.  The primary sources of cash for White Mountains’ insurance and reinsurance operating subsidiaries are: premium collections; net investment income; proceeds from sales and maturities of investments; contributions from holding companies; and capital raising activities. The primary uses of cash are: claim payments; policy acquisition costs; purchases of investments; payments on and repurchases/retirements of its debt obligations; dividend and tax sharing payments made to holding companies; and operating expenses.

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

OneBeacon:

Generally, OneBeacon’s regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. Based upon December 31, 2009 statutory surplus of $1.6 billion, OneBeacon’s top tier regulated insurance operating subsidiaries have the ability to pay approximately $157 million of dividends during 2010 without prior approval of regulatory authorities, subject to the availability of unassigned funds. As of December 31, 2009, OneBeacon’s top tier regulated insurance operating subsidiaries had approximately $1.1 billion of unassigned funds. During the first quarter of 2010, OneBeacon’s regulated insurance operating subsidiaries paid $71 million of dividends to their immediate parent.

During the first quarter of 2010, OneBeacon’s unregulated operating subsidiaries paid $4 million of dividends to their immediate parent.  As of March 31, 2010, OneBeacon’s unregulated operating subsidiaries had approximately $16 million of net unrestricted cash and fixed maturity investments.

During the first quarter of 2010, OneBeacon Ltd. paid $20 million of regular quarterly dividends to its common shareholders. White Mountains received $15 million of these dividends. As of March 31, 2010, OneBeacon Ltd. and its intermediate holding companies had approximately $154 million of net unrestricted cash and fixed maturity investments outside of its regulated and unregulated operating subsidiaries.

White Mountains Re:

Subject to certain limitations under Swedish law, WMRe Sirius can voluntarily transfer all or a portion of its pre-tax income to its Swedish parent companies to minimize taxes (referred to as a group contribution). In 2010, WMRe Sirius intends to transfer approximately $67 million (based on March 31, 2010 SEK to USD exchange rate) of its 2009 pre-tax income to its Swedish parent companies as a group contribution.

WMRe Sirius has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, WMRe Sirius has allocated the majority of its pre-tax income, after group contributions to its Swedish parent companies, to the Safety Reserve (see “Safety Reserve” below). As of December 31, 2009, WMRe Sirius had $260 million (based on December 31, 2009 SEK to USD exchange rate) of unrestricted statutory surplus, which is available for distribution in 2010. During the first quarter of 2010, WMRe Sirius did not pay any dividends to its immediate parent.

WMRe America has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. Based upon December 31, 2009 statutory surplus of $832 million, WMRe America would have the ability to pay approximately $83 million of dividends during 2010 without prior approval of regulatory authorities, subject to the availability of earned surplus.  As of March 31, 2010, WMRe America had negative earned surplus. During the first quarter of 2010, WMRe America did not pay any dividends to its immediate parent.

During the first quarter of 2010, White Mountains Re completed a reorganization of its reinsurance operations whereby the in-force business and infrastructure of WMRe Bermuda was transferred to WMRe Sirius, which established a branch office in Bermuda to maintain the group’s presence in the Bermuda market. WMRe Bermuda will be run off as a subsidiary of WMRe Sirius. In February 2010, WMRe Bermuda distributed $36 million to its immediate parent prior to its contribution to WMRe Sirius.

During the first quarter of 2010, White Mountains Re did not pay any dividends to its immediate parent. As of March 31, 2010, White Mountains Re and its intermediate holding companies had approximately $104 million of net unrestricted cash and fixed maturity investments outside of WMRe America and WMRe Sirius.

Safety Reserve

Subject to certain limitations under Swedish law, WMRe Sirius is permitted to transfer pre-tax amounts, subject to certain limitations, into an untaxed reserve referred to as a safety reserve. At March 31, 2010, WMRe Sirius’ safety reserve amounted to $1.3 billion. Under GAAP, an amount equal to the safety reserve, net of a related deferred tax liability established at the Swedish tax rate of 26.3%, is classified as shareholders’ equity. Generally, this deferred tax liability is only required to be paid by WMRe Sirius if it fails to maintain predetermined levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on WMRe Sirius’ safety reserve ($352 million at March 31, 2010) is included in solvency capital. Access to the safety reserve is restricted to coverage of insurance losses. Access for any other purpose requires the approval of Swedish regulatory authorities. Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the $1.3 billion balance of the safety reserve, without any provision for deferred taxes, in WMRe Sirius’ capital when assessing WMRe Sirius’ financial strength.

Esurance:

Esurance Insurance Company has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on prior years statutory net income, excluding realized capital gains, and prior year end statutory surplus. Based on 2009 statutory net income, Esurance Insurance Company has the ability to pay $3 million in dividends during 2010. As of December 31, 2009, Esurance Insurance Company had $46 million of unassigned funds. During the first quarter of 2010, Esurance Insurance Company did not pay any dividends to its immediate parent.

During the first quarter of 2010, Answer Financial did not pay any dividends to its immediate parent. As of March 31, 2010, Answer Financial had $5 million of net unrestricted cash and fixed maturity investments.

During the first quarter of 2010, Esurance did not pay any dividends to its immediate parent. As of March 31, 2010, Esurance had $6 million of net unrestricted cash and fixed maturity investments outside of Esurance Insurance Company and Answer Financial.

Other Operations:

During the first quarter of 2010, WM Advisors did not pay any dividends to its immediate parent. As of March 31, 2010, WM Advisors had approximately $17 million of net unrestricted cash and fixed maturity investments.

As of March 31, 2010, the Company and its intermediate holding companies had approximately $211 million of net unrestricted cash and fixed maturity investments included in its Other Operations segment.

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

One of the means by which White Mountains calculates its insurance float is by taking its net investment assets and subtracting its total adjusted capital. The following table illustrates White Mountains’ consolidated insurance float position as of March 31, 2010 and December 31, 2009:

($ in millions)	March 31, 2010	December 31, 2009
Total investments	$9,128.3	$9,232.5
Consolidated limited partnership investments(1)	(74.3)	(50.4)
Cash	345.0	366.0
Investments in unconsolidated affiliates	365.8	344.8
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	(23.8)	9.0
Accounts receivable on unsettled investment sales	112.3	27.6
Accounts payable on unsettled investment purchases	(37.1)	(9.1)
Interest-bearing funds held by ceding companies (2)	80.0	97.3
Interest-bearing funds held under reinsurance treaties (3)	(63.0)	(62.0)
Net investment assets	$9,833.2	$9,955.7

Total White Mountains’ common shareholders’ equity	$3,598.3	$3,657.4
Noncontrolling interest—OneBeacon Ltd.	346.3	351.0
Noncontrolling interest—WMRe Preference Shares	250.0	250.0
Debt	1,026.1	1,050.7
Total capital (1)	5,220.7	5,309.1
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	(23.8)	9.0
Total adjusted capital	$5,196.9	$5,318.1
Insurance float	$4,636.3	$4,637.6

Insurance float as a multiple of total adjusted capital	0.9x	0.9x
Net investment assets as a multiple of total adjusted capital	1.9x	1.9x
Insurance float as a multiple of White Mountains’ common shareholders’ equity	1.3x	1.3x
Net investment assets as a multiple of White Mountains’ common shareholders’ equity	2.7x	2.7x

(1)

The noncontrolling interest arising from White Mountains’ investments in consolidated limited partnerships has not been included in insurance float or total capital because White Mountains does not benefit from the return on or have the ability to utilize the net assets supporting this noncontrolling interest.

(2)	Excludes funds held by ceding companies from which White Mountains does not receive interest credits.
(3)	Excludes funds held by White Mountains under reinsurance treaties for which White Mountains does not provide interest credits.

Financing

The following table summarizes White Mountains’ capital structure as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
($ in millions)	2010	2009
OBH Senior Notes, carrying value	$594.0	$606.5
WMRe Senior Notes, carrying value	399.1	399.1
WTM Bank Facility	—	—
WTM Barclays Facility	—	—
Other debt	33.0	45.1
Total debt	1,026.1	1,050.7
Noncontrolling interest—OneBeacon Ltd.	346.3	351.0
Noncontrolling interest—WMRe Preference Shares	250.0	250.0
Total White Mountains’ common shareholders’ equity	3,598.3	3,657.4
Total capital(1)	5,220.7	5,309.1
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	(23.8)	9.0
Total adjusted capital	$5,196.9	$5,318.1
Total debt to total adjusted capital	20%	20%
Total debt and WMRe Preference Shares to total adjusted capital	25%	24%

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

Refer to the Company’s 2009 Annual Report on Form 10-K for a full discussion regarding White Mountains’ debt obligations as of December 31, 2009.

During the first quarter of 2010, OBH repurchased and retired $12 million of outstanding OBH Senior Notes and OneBeacon Insurance Company purchased $1 million of outstanding OBH Senior Notes. In addition, during the first quarter of 2010, OneBeacon repaid in full the $14 million outstanding under the Atlantic Specialty Note.

The WTM Bank Facility and WTM Barclays Facility contain various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under these facilities and result in acceleration of principal repayment on any amounts outstanding. At March 31, 2010, White Mountains was in compliance with all of the covenants under the WTM Bank Facility and WTM Barclays Facility and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

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

The OBH Senior Notes and the WMRe Senior Notes were issued under indentures that contain restrictive covenants which, among other things, limit the ability of the Company, OBH, WMRe Group and their respective subsidiaries to create liens and enter into sale and leaseback transactions and limits the ability of the Company, OBH, WMRe Group and their respective subsidiaries to consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which the Company, OBH or WMRe Group must adhere. At March 31, 2010, White Mountains was in compliance with all of the covenants under the OBH Senior Notes and the WMRe Senior Notes, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

Share Repurchase Program

In 2006, White Mountains’ board of directors authorized the Company to repurchase up to 1 million of its common shares, from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. Since the inception of this program, the Company has repurchased and retired 523,930 common shares for $237 million.  During the first quarter of 2010, White Mountains repurchased and retired 103,319 of its common shares under its share repurchase program for $36 million at an average share price of $343.  The Company did not repurchase any shares under this program during the first quarter of 2009.

Cash Flows

Detailed information concerning White Mountains’ cash flows during the three months ended March 31, 2010 and 2009 follows:

For the three months ended March 31, 2010

Financing and Other Capital Activities

During the first quarter of 2010, the Company declared and paid a $9 million cash dividend to its common shareholders.

During the first quarter of 2010, the Company repurchased and retired 103,319 of its common shares for $36 million through its share repurchase program.

During the first quarter of 2010, OneBeacon Ltd. declared and paid a $20 million cash dividend to its common shareholders. White Mountains received a total of $15 million of this dividend.

During the first quarter of 2010, OBH repurchased and retired $12 million of outstanding OBH Senior Notes and OneBeacon Insurance Company purchased $1 million of outstanding OBH Senior Notes. In addition, during the first quarter of 2010, OneBeacon repaid in full the $14 million outstanding under the Atlantic Specialty Note.

During the first quarter of 2010, White Mountains Re paid $13 million in interest on the WMRe Senior Notes.

Acquisitions and Dispositions

During the first quarter of 2010, White Mountains Re acquired Central National from Drum Financial Corporation for $5 million in cash.

Other Liquidity and Capital Resource Activities

During the first quarter of 2010, White Mountains made payments totaling $38 million, in cash or by deferral into certain non-qualified compensation plans, to participants in the long-term incentive compensation plans of the Company and its subsidiaries.

For the three months ended March 31, 2009

Financing and Other Capital Activities

During the first quarter of 2009, the Company declared and paid a $9 million cash dividend to its common shareholders.

During the first quarter of 2009, the Company paid $1 million of interest on the WTM Bank Facility.

During the first quarter of 2009, OneBeacon Ltd. declared and paid a $20 million cash dividend to its common shareholders. White Mountains received a total of $15 million of these dividends.

During the first quarter of 2009, OneBeacon repurchased and retired $11 million face value of its outstanding OBH Senior Notes for $8 million.

During the first quarter of 2009, White Mountains Re declared and paid $55 million of cash distributions to its immediate parent, which included $30 million received from Galileo.

During the first quarter of 2009, White Mountains Re paid $13 million in interest on the WMRe Senior Notes.

During the first quarter of 2009, Answer Financial declared and paid a $3 million capital distribution to its immediate parent.

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

FAIR VALUE CONSIDERATIONS

White Mountains carries certain financial instruments at fair value with changes therein recognized in earnings. Assets and liabilities carried at fair value include investment securities; derivative instruments, both exchange traded and over the counter instruments; and reinsurance assumed liabilities associated with variable annuity benefit guarantees. Valuation of assets and liabilities measured at fair value require management to make estimates and apply judgment to matters that may carry a significant degree of uncertainty. In determining its estimates of fair value, White Mountains uses a variety of valuation approaches and inputs. Whenever possible, White Mountains estimates fair value using valuation methods that maximize the use of quoted prices and other observable inputs. Where observable inputs are not available, the estimated fair value is based upon internal pricing models using assumptions that include inputs that may not be observable in the marketplace but which reflect management’s best judgment given the circumstances and consistent with what other market participants would use when pricing such instruments. Where appropriate, assets and liabilities measured at fair value have been adjusted for the effect of counterparty credit risk.

As of March 31, 2010, approximately 94% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by the outside pricing service to determine fair value. The outside pricing services used by White Mountains have indicated that they will only provide prices where observable inputs are available. White Mountains’ process to validate the market prices obtained from the outside pricing sources includes, but is not limited to, periodic evaluation of model pricing methodologies and monthly analytical reviews of certain prices. White Mountains also periodically performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price. See Note 5 for further discussion of fair value measurements for investment securities.

White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. White Mountains carries the benefit guarantees at fair value. The fair value of the guarantees is estimated using actuarial and capital market assumptions related to the projected cash flows over the term of the reinsurance agreement. The valuation uses assumptions about surrenders/lapse rates, market volatilities and other factors, and includes a risk margin which represents the additional compensation a market participant would require to assume the risks related to the business. The selection of surrender/lapse rates, market volatility assumptions, risk margins and other factors require the use of significant management judgment. Assumptions regarding policyholder behavior, including surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimate. The cost of reinsuring these benefit guarantees may be greater than expected. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value of the liabilities associated with these guarantees that could materially affect results of operations. All of White Mountains’ variable annuity reinsurance liabilities ($344 million) were classified as Level 3 measurements at March 31, 2010.

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

Millions	Increase in fair value of liability
Decrease 50%	$30 million
Decrease 100% (to zero surrenders)	$61 million

NON-GAAP FINANCIAL MEASURES

This report includes five non-GAAP financial measures that have been reconciled to their most comparable GAAP financial measures. White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ results of operations and financial condition.

Adjusted comprehensive income is a non-GAAP financial measure that excludes the change in equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio from comprehensive income. In the calculation of comprehensive income under GAAP, fixed maturity investments are marked-to-market while the liabilities to which those assets are matched are not. Symetra attempts to earn a “spread” between what it earns on its investments and what it pays out on its products. In order to try to fix this spread, Symetra invests in a manner that tries to match the duration and cash flows of its investments with the required cash outflows associated with its life insurance and structured settlements products. As a result, Symetra typically earns the same spread on in-force business whether interest rates fall or rise. Further, at any given time, some of Symetra’s structured settlement obligations may extend 40 or 50 years into the future, which is further out than the longest maturing fixed maturity investments regularly available for purchase in the market (typically 30 years). For these long-dated products, Symetra is unable to fully match the obligation with assets until the remaining expected payout schedule comes within the duration of securities available in the market. If at that time, these fixed maturity investments have yields that are lower than the yields expected when the structured settlement product was originally priced, the spread for the product will shrink and Symetra will ultimately harvest lower returns for its shareholders. GAAP comprehensive income increases when rates decline, which would suggest an increase in the value of Symetra - the opposite of what is happening to the intrinsic value of the business. Therefore, White Mountains’ management and Board of Directors use adjusted comprehensive income when assessing Symetra’s quarterly financial performance. In addition, this measure is typically the predominant component of change in adjusted book value per share, which is used in calculation of White Mountains’ performance for both short-term (annual bonus) and long-term incentive plans. The reconciliation of adjusted comprehensive income to comprehensive income is included on page 32.

Adjusted book value per share is a non-GAAP measure which is derived by expanding the GAAP calculation of book value per White Mountains common share to exclude equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio. In addition, the number of common shares outstanding used in the calculation of adjusted book value per share are adjusted to exclude unearned restricted common shares, the compensation cost of which, at the date of calculation, has yet to be amortized. The reconciliation of adjusted book value per share to GAAP book value per share is included on page 32.

Total capital at White Mountains is comprised of White Mountains’ common shareholders’ equity, debt and noncontrolling interest in OneBeacon Ltd and the WMRe Preference Shares. Total adjusted capital excludes the equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio from total capital. The reconciliation of total capital to total adjusted capital is included on page 44.

Esurance’s adjusted expense ratio and adjusted combined ratio are non-GAAP financial measures. To calculate the adjusted expense ratio and adjusted combined ratio, operating expenses are reduced by referral fee revenue. Referral fee revenue, which is recorded as a component of other revenues under GAAP, represents fees that Esurance receives for referring customers for whom it does not write policies to other carriers.  Management believes that Esurance’s adjusted expense ratio and adjusted combined ratio are better measures to evaluate Esurance’s underwriting results than its GAAP expense and combined ratios because the expenses that are incurred to acquire policyholders at Esurance, particularly advertising expenses, also lead to referral fee revenue.  The reconciliation of Esurance’s adjusted expense ratio and adjusted combined ratio to its GAAP expense and combined ratios follows:

	Three Months Ended March 31,
	2010	2009
GAAP expense ratio	31%	29%
Referral fees	(1)%	(1)%
Adjusted expense ratio	30%	28%
GAAP combined ratio	107%	103%
Referral fees	(1)%	(1)%
Adjusted combined ratio	106%	102%

CRITICAL ACCOUNTING ESTIMATES

Refer to the Company’s 2009 Annual Report on Form 10-K for a complete discussion regarding White Mountains’ critical accounting estimates.

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

•      change in adjusted book value per share or return on equity;

•      business strategy;

•      financial and operating targets or plans;

•      incurred loss and loss adjustment expenses and the adequacy of its loss and LAE reserves and related reinsurance;

•      projections of revenues, income (or loss), earnings (or loss) per share, dividends, market share or other financial forecasts;

•      expansion and growth of its business and operations; and

•      future capital expenditures.

These statements are based on certain assumptions and analyses made by White Mountains in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform to its expectations and predictions is subject to a number of risks and uncertainties that could cause actual results to differ materially from expectations, including:

•      the risks associated with Item 1A of the Company’s 2009 Annual Report on Form 10-K;

•      claims arising from catastrophic events, such as hurricanes, earthquakes, floods, fires, terrorist attacks or severe winter weather;

•      the continued availability of capital and financing;

•      general economic, market or business conditions;

•      business opportunities (or lack thereof) that may be presented to it and pursued;

•      competitive forces, including the conduct of other property and casualty insurers and reinsurers;

•      changes in domestic or foreign laws or regulations, or their interpretation, applicable to White Mountains, its competitors or its customers;

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

Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by White Mountains will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, White Mountains or its business or operations. White Mountains assumes no obligation to publicly update any such forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Refer to White Mountains’ 2009 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”.  As of March 31, 2010, there were no material changes in the market risks as described in White Mountains’ most recent Annual Report.

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

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2010.

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

On November 16, 2009, Scandinavian Re filed a motion to vacate the arbitration award in federal court in the Southern District of New York. On February 23, 2010, the court issued an order granting Scandinavian Re’s motion to vacate the arbitration award. The matter has been remanded for arbitration in front of a new panel of arbitrators. The judge vacated all rulings made by the first panel and required St. Paul to return to Scandinavian Re any monies paid over to it since September 26, 2007 so as to put the parties back in the same position that they were as of the day that St. Paul demanded arbitration. On March 15, 2010, St. Paul filed a notice of appeal with the 2nd Circuit Court of Appeals and posted a supersedeas bond, which stays enforcement of the district court’s order.

Item 1A.       Risk Factors

There have been no material changes in the Registrant’s risk factors since the Registrant’s most recently filed Form 10-K.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
January 1 - 31, 2010	2,606	$331.82	—	579,389
February 1 - 28, 2010	37,732	$328.11	36,429	542,960
March 1- 31, 2010	66,890	$350.69	66,890	476,070
Total	107,228	$342.20	103,319	476,070

(1)   On November 17, 2006, White Mountains’ board of directors authorized the Company to repurchase up to 1 million of its common shares, from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorization does not have a stated expiration.

Item 3.           Defaults Upon Senior Securities.

None.

Item 4.    Other Information.

None.

Item 5.	Exhibits.

(a)	Exhibits
	11	-	Statement Re Computation of Per Share Earnings **
	31.1	-	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. *
	31.2	-	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. *
	32.1	-	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
	32.2	-	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Included herein
**	Not included as an exhibit as the information is contained elsewhere within this report. See Note 9 of the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date: April 29, 2010	By:	/s/ J. Brian Palmer
J. Brian Palmer
Vice President and Chief Accounting Officer