Form 10-Q
period 2010-06-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2010-07-30
CIK 776867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2010

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

As of July 28, 2010, 8,464,499 common shares with a par value of $1.00 per share were outstanding (which includes 99,470 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Millions, except share and per share amounts)	2010	2009
	Unaudited
Assets
Fixed maturity investments, at fair value	$5,568.6	$6,101.2
Short-term investments, at amortized cost (which approximates fair value)	1,663.7	2,098.4
Common equity securities, at fair value	556.3	458.5
Convertible fixed maturity investments, at fair value	196.7	233.1
Other long-term investments	404.0	341.3
Total investments	8,389.3	9,232.5
Cash (restricted: $195.4 and $217.1)	348.8	366.0
Reinsurance recoverable on unpaid losses	2,778.6	2,790.9
Reinsurance recoverable on paid losses	36.8	35.0
Insurance and reinsurance premiums receivable	861.4	785.5
Funds held by ceding companies	111.0	123.1
Investments in unconsolidated affiliates	410.0	344.8
Deferred acquisition costs	241.9	303.8
Deferred tax asset	567.3	564.0
Ceded unearned insurance and reinsurance premiums	249.3	111.1
Accrued investment income	60.6	67.4
Accounts receivable on unsettled investment sales	87.1	27.6
Assets held for sale - OneBeacon Personal Lines Transaction	655.6	—
Other assets	705.0	691.5
Total assets	$15,502.7	$15,443.2
Liabilities
Loss and loss adjustment expense reserves	$6,643.3	$6,802.1
Unearned insurance and reinsurance premiums	1,385.7	1,498.5
Debt	851.7	1,050.7
Deferred tax liability	320.9	355.3
Accrued incentive compensation	132.6	204.9
Funds held under reinsurance treaties	80.4	97.4
Ceded reinsurance payable	268.8	92.0
Accounts payable on unsettled investment purchases	51.8	9.1
Liabilities held for sale - OneBeacon Personal Lines Transaction	502.3	—
Other liabilities	1,104.8	991.7
Total liabilities	11,342.3	11,101.7
Shareholders’ equity and noncontrolling interests
White Mountains’ common shareholders’ equity
White Mountains’ common shares at $1 par value per share - authorized 50,000,000 shares; issued and outstanding 8,532,442 and 8,860,150 shares	8.5	8.9
Paid-in surplus	1,397.6	1,436.1
Retained earnings	2,108.7	2,215.9
Accumulated other comprehensive income, after-tax:
Equity in unrealized gains (losses) from investments in unconsolidated affiliates	74.3	(9.0)
Net unrealized foreign currency translation (losses) gains	(69.6)	11.5
Other	(5.9)	(6.0)
Total White Mountains’ common shareholders’ equity	3,513.6	3,657.4
Noncontrolling interests
Noncontrolling interest - OneBeacon Ltd.	337.9	351.0
Noncontrolling interest - WMRe Preference Shares	250.0	250.0
Noncontrolling interest - consolidated limited partnerships and A.W.G Dewar	58.9	83.1
Total noncontrolling interests	646.8	684.1
Total equity	4,160.4	4,341.5
Total liabilities and equity	$15,502.7	$15,443.2

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except per share amounts)	2010	2009	2010	2009
Revenues:
Earned insurance and reinsurance premiums	$859.1	$898.3	$1,723.8	$1,809.7
Net investment income	57.5	77.2	118.1	138.3
Net realized and unrealized investment gains	1.8	214.9	88.8	191.6
Other revenue	10.0	28.5	41.8	45.8

Total revenues	928.4	1,218.9	1,972.5	2,185.4
Expenses:
Loss and loss adjustment expenses	554.6	528.9	1,257.8	1,072.1
Insurance and reinsurance acquisition expenses	183.0	179.8	368.0	362.0
Other underwriting expenses	100.5	128.7	216.4	244.1
General and administrative expenses	68.5	59.4	119.0	117.8
Interest expense on debt	14.7	18.3	31.0	37.2

Total expenses	921.3	915.1	1,992.2	1,833.2

Pre-tax income (loss)	7.1	303.8	(19.7)	352.2

Income tax benefit (expense)	.8	(88.6)	1.0	(100.9)

Income (loss) before equity in earnings of unconsolidated affiliates	7.9	215.2	(18.7)	251.3

Equity in earnings (losses) of unconsolidated affiliates	5.3	8.6	(6.3)	9.5

Net income (loss)	13.2	223.8	(25.0)	260.8
Net income attributable to noncontrolling interests	(10.7)	(43.5)	(12.1)	(50.2)

Net income (loss) attributable to White Mountains’ common shareholders	2.5	180.3	(37.1)	210.6

Comprehensive income (loss), net of tax:
Change in equity in net unrealized gains (losses) from investments in unconsolidated affiliates	50.4	97.6	83.3	79.4
Change in foreign currency translation and other	(69.4)	57.0	(81.0)	18.0

Comprehensive (loss) income	(16.5)	334.9	(34.8)	308.0
Comprehensive income attributable to noncontrolling interests	—	(1.5)	—	(1.8)
Comprehensive (loss) income attributable to White Mountains’ common shareholders	$(16.5)	$333.4	$(34.8)	$306.2

Earnings per share attributable to White Mountains’ common shareholders
Basic earnings (loss) per share	$.28	$20.35	$(4.24)	$23.82
Diluted earnings (loss) per share	.28	20.35	(4.24)	23.82

Dividends declared and paid per White Mountains’ common share	$—	$—	$1.00	$1.00

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Unaudited

	White Mountains’ Common Shareholders’ Equity
		Common		Accum. other
	Common	shares and		comprehensive	Non-
	shareholders’	paid-in	Retained	income (loss),	controlling
(Millions)	equity	surplus	earnings	after-tax	interest

Balances at January 1, 2010	$3,657.4	$1,445.0	$2,215.9	$(3.5)	$684.1

Cumulative effect adjustment - ASU 2009-17	(.4)	—	(.4)	—	(22.8)
Net (loss) income	(37.1)	—	(37.1)	—	12.1
Other comprehensive income, after-tax	2.3	—	—	2.3	—
Dividends declared on common shares	(8.8)	—	(8.8)	—	—
Dividends to noncontrolling interests	—	—	—	—	(19.1)
Repurchases and retirements of common shares	(118.3)	(57.4)	(60.9)	—	—
Issuances of common shares	.8	.8	—	—	—
Distributions to noncontrolling interests	—	—	—	—	(7.6)
Amortization of restricted share and option awards	17.7	17.7	—	—	.1

Balances at June 30, 2010	$3,513.6	$1,406.1	$2,108.7	$(1.2)	$646.8

	White Mountains’ Common Shareholders’ Equity
		Common		Accum. other
	Common	shares and		comprehensive	Non-
	shareholders’	paid-in	Retained	loss,	controlling
(Millions)	equity	surplus	earnings	after-tax	interest

Balances at January 1, 2009	$2,898.8	$1,428.2	$1,751.9	$(281.3)	$613.7

Cumulative effect adjustment - Symetra FAS 115-2	—	—	3.0	(3.0)	—
Net income	210.6	—	210.6	—	50.2
Other comprehensive income, after-tax	95.6	—	—	95.6	1.8
Dividends declared on common shares	(8.9)	—	(8.9)	—	—
Dividends to noncontrolling interests	—	—	—	—	(22.5)
Issuances of common shares	.2	.2	—	—	—
Contributions from noncontrolling interests	—	—	—	—	4.1
Amortization of restricted share and option awards	7.8	7.8	—	—	—

Balances at June 30, 2009	$3,204.1	$1,436.2	$1,956.6	$(188.7)	$647.3

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended
	June 30,
(Millions)	2010	2009

Cash flows from operations:
Net (loss) income	$(25.0)	$260.8
Charges (credits) to reconcile net (loss) income to net cash provided from (used for) operations:
Net realized and unrealized investment gains	(88.8)	(191.6)
Other operating items:
Net change in loss and loss adjustment expense reserves	165.5	(413.7)
Net change in reinsurance recoverable on paid and unpaid losses	(35.1)	233.0
Net change in unearned insurance and reinsurance premiums	155.4	91.6
Net change in funds held by ceding companies	(3.8)	25.0
Net change in deferred acquisition costs	15.7	(4.9)
Net change in ceded unearned premiums	(175.4)	(42.9)
Net change in funds held under reinsurance treaties	(15.0)	(23.1)
Net change in insurance and reinsurance premiums receivable	(189.9)	(138.5)
Net change in ceded reinsurance payable	192.9	51.7
Net change in other assets and liabilities, net	58.1	(61.0)

Net cash provided from (used for) operations	54.6	(213.6)

Cash flows from investing activities:
Net change in short-term investments	(153.0)	232.3
Sales of fixed maturity and convertible fixed maturity investments	1,160.5	1,243.1
Maturities, calls and paydowns of fixed maturity and convertible fixed maturity investments	1,172.8	586.3
Sales of common equity securities	95.9	297.1
Distributions and redemptions of other long-term investments	7.6	20.5
Contributions to other long-term investments	(44.4)	(9.9)
Purchases of common equity securities	(219.5)	(20.0)
Purchases of fixed maturity and convertible fixed maturity investments	(1,671.6)	(2,086.5)
Purchases of consolidated and unconsolidated affiliates, net of cash acquired	(4.9)	—
Net change in unsettled investment purchases and sales	(16.8)	124.8
Net acquisitions of property and equipment	(2.7)	(5.5)

Net cash provided from investing activities	323.9	382.2

Cash flows from financing activities:
Repayment of debt	(14.0)	(42.8)
Repurchase of debt	(197.3)	(43.3)
Settlement of interest rate swap	—	(7.4)
Cash dividends paid to the Company’s common shareholders	(8.8)	(8.9)
Cash dividends paid to OneBeacon Ltd.’s noncontrolling common shareholders	(9.8)	(9.8)
Cash dividends paid on White Mountains Re Group, Ltd. Preference Shares	(9.4)	(9.4)
Common shares repurchased	(118.3)	—
OneBeacon Ltd. common shares repurchased and retired	(5.9)	—
Proceeds from issuances of common shares	.8	.2

Net cash used for financing activities	(362.7)	(121.4)

Effect of exchange rate changes on cash	(2.2)	3.5

Net increase in cash during the period	13.6	50.7
Cash reclassified to assets held for sale	(9.1)	—
Cash balances at beginning of period (excludes restricted cash balances of $217.1 and $225.7)	148.9	183.9
Cash balances at end of period (excludes restricted cash balances of $195.4 and $170.6)	$153.4	$234.6

Supplemental cash flows information:
Interest paid	$(30.9)	$(43.3)
Net (income tax payments to) tax receipts from national governments	$(8.5)	$13.2

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

These interim consolidated financial statements include the accounts of White Mountains Insurance Group, Ltd. (the “Company” or the “Registrant”) and its subsidiaries (collectively, with the Company, “White Mountains”) and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Company is an exempted Bermuda limited liability company whose principal businesses are conducted through its property and casualty insurance and reinsurance subsidiaries. The Company’s headquarters is located at 14 Wesley Street, Hamilton, Bermuda HM 11, its principal executive office is located at 80 South Main Street, Hanover, New Hampshire 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM 11.  White Mountains’ reportable segments are OneBeacon, White Mountains Re, Esurance and Other Operations.

The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of U.S. based property and casualty insurance companies (collectively “OneBeacon”), most of which operate in a multi-company pool. OneBeacon historically offered specialty, commercial and personal products and services sold primarily through independent agents and brokers. However, OneBeacon recently entered into two transactions that represent significant steps in its transformation into a specialty lines company.  On December 3, 2009, OneBeacon sold the renewal rights to its non-specialty commercial lines business and, in July 2010, sold its traditional personal lines business (see Note 2).  As of June 30, 2010 and December 31, 2009, White Mountains owned 75.7% and 75.4% of OneBeacon Ltd.’s outstanding common shares.

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

The Esurance segment consists of Esurance Holdings, Inc., its subsidiaries and Answer Financial Inc. (“Answer Financial” or “AFI”) (collectively, “Esurance”).  Esurance writes personal auto insurance directly to customers online, in call centers and through select online agents.  Esurance generates additional revenues from referral fees, which Esurance receives for referring shoppers to other insurance carriers.  Answer Financial, which White Mountains acquired during 2008, is one of the largest independent personal insurance agencies that sell insurance online and in call centers.  Answer Financial sells insurance for both Esurance and unaffiliated insurance companies.

White Mountains’ Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), its variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd. (“WM Life Re”), and its weather risk management business. WM Life Re is in run-off.  White Mountains exited the weather risk management business in 2009. The Other Operations segment also includes White Mountains’ investments in Lightyear Delos Acquisition Corporation (“Delos”), common shares and warrants to purchase common shares of Symetra Financial Corporation (“Symetra”) and the consolidated results of the Tuckerman Capital, LP fund (“Tuckerman Fund I”) and various other entities.

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

The percentage of the noncontrolling ownership interests in OneBeacon Ltd. at June 30, 2010 and December 31, 2009 was 24.3% and 24.6%.

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

Transfers of Financial Assets and Amendments to FIN 46R

On June 12, 2009, the FASB issued FAS 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“FAS 166”) (ASU 2009-16, included in ASC 860) and FAS 167, Amendments to FIN46(R) (“FAS 167”) (ASU 2009-17, included in ASC 810).  ASU 2009-16 eliminates the concept of a qualifying special-purpose entity (“QSPE”) and, accordingly, any existing QSPE must be evaluated for consolidation upon adoption.  Under the new guidance, the appropriateness of de-recognition is evaluated based on whether or not the transferor has surrendered control of the transferred assets. The evaluation must consider any continuing involvement by the transferor. White Mountains does not have any entities that were considered a QSPE under guidance prior to the amendments to ASC 860.  ASU 2009-17 amends FIN 46R (included in ASC 810-10) to clarify the application of consolidation accounting for entities for which the controlling financial interest might not be solely indentified through voting rights.  The new guidance still requires a reporting entity to perform an analysis to determine if its variable interests give it a controlling financial interest (also referred to as the “primary beneficiary”) in a variable interest entity (“VIE”), defined as the entity having both of the following:  (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. In addition, a reporting entity must assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining if it has the power to direct the activities of the VIE that most significantly affect the entity’s economic performance. ASC 810-10 as amended requires ongoing reassessments of whether a reporting entity is the primary beneficiary of a VIE. The concept of a reconsideration event has been retained, but the list of reconsideration events has been changed. The list includes a change in facts and circumstances where the holders of an equity investment at risk as a group lose the power to direct the activities of the entity that most significantly affect the entity’s economic performance as well as a troubled debt-restructuring, which was excluded as a reconsideration event under FIN 46R, but is now defined as a reconsideration event.

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

Note 2. Significant Transactions

Net Assets Held for Sale

In July 2010, OneBeacon sold its traditional personal lines business (the “Personal Lines Transaction”) to Tower Group, Inc. (“Tower”) for $167 million. The Personal Lines Transaction included two insurance companies through which the majority of the traditional personal lines business is written on a direct basis, two attorneys-in-fact managing the reciprocal insurance exchanges (“reciprocals”) that write the traditional personal lines business in New York and New Jersey, the surplus notes issued by the New York and New Jersey reciprocals and the remaining renewal rights to certain other traditional personal lines insurance policies. Net written premiums for the business sold totaled approximately $420 million for the year ended December 31, 2009.  The traditional personal lines business sold in the transaction is included in the Personal Lines underwriting unit within OneBeacon’s Insurance Operations segment. OneBeacon and Tower also entered into a Transition Services Agreement (“TSA”), pursuant to which OneBeacon will provide certain services to Tower during a three-year term.

As described in Note 14, the Personal Lines Transaction was completed in July 2010. Regulatory approvals for the transaction were received during June 2010 and, accordingly, the transaction met the criteria for held-for-sale accounting.  As a result, the assets and liabilities associated with the business being sold are presented separately as single line items in the asset and liability sections of the Consolidated Balance Sheet as of June 30, 2010.  The Personal Lines Transaction did not meet the criteria for discontinued operations accounting because of significant continuing cash flows between OneBeacon and the business sold relating to TSA services and reinsurance activities.

The following table summarizes the major categories of assets and liabilities included in the Personal Lines Transaction and classified as held for sale at June 30, 2010:

Millions	June 30, 2010

Assets held for sale:
Fixed maturity investments, at fair value	$4.7
Short-term investments, at amortized cost	454.9
Cash	9.1
Reinsurance recoverable on unpaid losses	17.7
Reinsurance recoverable on paid losses	5.6
Premiums receivable	87.9
Deferred acquisition costs	40.6
Net deferred tax asset	2.6
Ceded unearned premiums	27.3
Other assets	5.2
Total assets held for sale	$655.6

Liabilities held for sale:
Loss and LAE reserves	$248.7
Unearned premiums	230.5
Ceded reinsurance payable	6.0
Other liabilities	17.1
Total liabilities held for sale	$502.3

Net assets held for sale	$153.3

As summarized above, the Personal Lines Transaction required the completion of various steps contemplated by the purchase agreement. Specifically, the Personal Lines Transaction required the following:

•                  the termination of intercompany reinsurance agreements between York Insurance Company of Maine (“York”) and its affiliate, OneBeacon Insurance Company (“OBIC”), and Massachusetts Homeland Insurance Company (“MHIC”) and OBIC pursuant to which York and MHIC ceded 100% of their respective direct business to OBIC;

•                  the sale to Tower of all of the issued and outstanding capital stock of York and MHIC through which the majority of the traditional personal lines business is written on a direct basis;

•                  the sale of all of the issued and outstanding units of two managing attorneys-in-fact, Adirondack AIF, LLC and New Jersey Skylands Management LLC;

•                  the transfer to Tower of the surplus notes issued by each of Adirondack Insurance Exchange (“Adirondack”) and New Jersey Skylands Insurance Association (“NJSIA”), both reciprocals, which triggers deconsolidation of the reciprocals by OneBeacon (the surplus notes eliminate upon consolidation in OneBeacon’s historical financial statements);

•                  the execution of reinsurance agreements with certain subsidiaries of OneBeacon pursuant to which OneBeacon will cede, on a 100% quota share basis, Traditional Personal Lines business not directly written by York and MHIC; and

•                  the execution of a reinsurance agreement pursuant to which OneBeacon will assume, on a 100% quota share basis, non-Traditional Personal Lines business written directly by York.

As of June 30, 2010, $105.9 million was held in escrow relating to net assets and liabilities under the quota share reinsurance agreements effected July 1, 2010.

Acquisition of Central National

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

Note 3.  Loss and Loss Adjustment Expense Reserves

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activities of White Mountains’ insurance subsidiaries for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2010	2009	2010	2009
Gross beginning balance	$7,091.0	$7,260.1	$6,802.1	$7,400.1
Less beginning reinsurance recoverable on unpaid losses	(2,919.6)	(2,984.7)	(2,790.9)	(3,050.4)
Net loss and LAE reserves	4,171.4	4,275.4	4,011.2	4,349.7

Loss and LAE reserves acquired-Central National	—	—	17.6	—
Loss and LAE reserves held for sale — OneBeacon Personal Lines	(231.0)	—	(231.0)	—

Loss and LAE incurred relating to:
Current year losses	584.8	546.6	1,304.3	1,110.5
Prior year losses	(30.2)	(17.7)	(46.5)	(38.4)
Total incurred losses and LAE	554.6	528.9	1,257.8	1,072.1

Accretion of fair value adjustment to loss and LAE reserves	2.1	2.6	4.2	5.1
Foreign currency translation adjustment to loss and LAE reserves	(22.4)	17.3	(33.2)	10.6

Loss and LAE paid relating to:
Current year losses	(262.6)	(244.0)	(414.7)	(385.8)
Prior year losses	(347.4)	(405.4)	(747.2)	(876.9)
Total loss and LAE payments	(610.0)	(649.4)	(1,161.9)	(1,262.7)

Net ending balance	3,864.7	4,174.8	3,864.7	4,174.8
Plus ending reinsurance recoverable on unpaid losses	2,778.6	2,825.0	2,778.6	2,825.0
Gross ending balance	$6,643.3	$6,999.8	$6,643.3	$6,999.8

Loss and LAE incurred relating to prior year losses for the three and six months ended June 30, 2010

During the three and six months ended June 30, 2010, White Mountains experienced $30.2 million and $46.5 million of net favorable loss reserve development.

For the three and six months ended June 30, 2010, OneBeacon had net favorable loss reserve development of $18.3 million and $24.3 million.  The favorable loss reserve development was primarily due to lower than expected severity on losses related to professional liability lines, commercial package business and other general liability lines. The favorable development also included a $6.5 million release of commercial and personal auto reserves associated with participation in involuntary auto pools.

For the three and six months ended June 30, 2010, White Mountains Re had net favorable loss reserve development of $7.9 million and $13.4 million.  The favorable loss reserve development at WMRe was primarily at WMRe Sirius.

For the three and six months ended June 30, 2010, Esurance had net favorable loss reserve development of $4.0 million and $8.8 million.  The favorable loss reserve development was primarily due to automobile liability coverages for accident years 2008 and 2009.

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

For the three and six months ended June 30, 2009, Esurance had $1.0 million of net favorable loss reserve development for both periods.

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

White Mountains recognized $2.1 million and $4.2 million of charges for the three and six months ended June 30, 2010, and $2.6 million and $5.1 million for the three and six months ended June 30, 2009.  As of June 30, 2010, the pre-tax un-accreted adjustment was $25.3 million.

Note 4. Third Party Reinsurance

In the normal course of business, White Mountains’ insurance and reinsurance subsidiaries may seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. White Mountains remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.

OneBeacon

At June 30, 2010, OneBeacon had $19.2 million of reinsurance recoverables on paid losses and $2,284.2 million (gross of $183.5 million in purchase accounting adjustments) that will become recoverable if claims are paid in accordance with current reserve estimates. The collectability of balances due from OneBeacon’s reinsurers is critical to OneBeacon’s financial strength because reinsurance contracts do not relieve OneBeacon of its primary obligation to its policyholders. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. Uncollectible amounts historically have not been significant.

The following table provides a listing of OneBeacon’s top reinsurers, excluding industry pools and associations, based upon recoverable amounts, the percentage of total paid and unpaid reinsurance recoverables and the reinsurer’s A.M Best Company, Inc. (“A.M. Best”) rating.

Top Reinsurers (Millions)	Balance at June 30, 2010	% of Total	A.M. Best Rating(1)
National Indemnity Company and General Reinsurance Corporation (2)	$1,803.0	78%	A++
Tokio Marine and Nichido Fire (3)	45.5	2%	A++
Munich Reinsurance America	39.0	2%	A+
QBE Insurance Corporation	22.5	1%	A
Swiss Re Group	16.2	1%	A

(1)

A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen ratings), “A+” (Superior, which is the second highest of fifteen ratings), and “A” (Excellent, which is the third highest of fifteen ratings).

(2)

Includes $320.2 of Third Party Recoverables (as defined below), which NICO (as defined below) would pay under the terms of the NICO Cover (as defined below) if they are unable to collect from third party reinsurers. OneBeacon also has an additional $85.3 of Third Party Recoverables from various reinsurers, the majority of which are rated “A” or better by A.M. Best.

(3)

Includes $38.1 of reinsurance recoverables from various third party reinsurers that are guaranteed by Tokio Marine and Nichido Fire under the terms of a 100% quota share reinsurance agreement between Houston General Insurance Company and Tokio Marine and Nichido Fire.

Immediately prior to White Mountains’ acquisition of OneBeacon, the seller caused OneBeacon to purchase two reinsurance contracts from subsidiaries of Berkshire Hathaway Inc. (“Berkshire”): a full risk-transfer cover from National Indemnity Company (“NICO”) for up to $2.5 billion in old asbestos and environmental (“A&E”) claims and certain other exposures (the “NICO Cover”) and an adverse loss reserve development cover (the “GRC Cover”) from General Reinsurance Corporation (“GRC”) for up to $570.0 million, comprised of $400.0 million of adverse loss reserve development on losses occurring in years 2000 and prior and $170.0 million of reserves ceded as of the date of the OneBeacon Acquisition. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for under GAAP as a seller guarantee.

Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables (“Third Party Recoverables”) from certain of OneBeacon’s third party reinsurers in existence at the time the NICO Cover was executed. As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. White Mountains estimates that on an incurred basis, net of Third Party Recoverables, as of June 30, 2010 it has used approximately $2.2 billion of the coverage provided by NICO.  Through June 30, 2010, $1.3 billion of these incurred losses have been paid by NICO. Since entering into the NICO Cover, approximately 5% ($110 million), of the $2.2 billion of utilized coverage from NICO related to uncollectible Third Party Recoverables. To the extent that actual experience differs from White Mountains’ estimate of ultimate A&E losses and Third Party Recoverables, future losses could utilize some or all of the protection remaining under the NICO Cover.

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

Effective July 1, 2010, OneBeacon renewed its property catastrophe reinsurance program through June 30, 2011. The program provides coverage for OneBeacon’s personal and commercial property business as well as certain acts of terrorism. Under the program, the first $80 million of losses resulting from any single catastrophe are retained and the next $195 million of losses resulting from the catastrophe are reinsured. Any loss above $275 million would be retained. In the event of a catastrophe, OneBeacon’s property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.

OneBeacon entered into a 30% quota share agreement with a group of reinsurers that ran from January 1, 2009 through December 31, 2009, and renewed the agreement effective January 1, 2010. During the three and six months ended June 30, 2010 OneBeacon ceded $14.0 million and $25.6 million of written premiums from its Northeast homeowners business written through OBIC and its subsidiary companies, along with Adirondack and NJSIA.  OneBeacon ceded $16.4 million and $30.0 million under this quota share agreement during the three and six months ended June 30, 2009.  Effective July 1, 2010, the closing date of the Personal Lines Transaction, the agreement was amended to remove OneBeacon and add Tower as a signatory.  Adirondack and NJSIA remained as parties to the agreement.

White Mountains Re

At June 30, 2010, White Mountains Re had $14.5 million of reinsurance recoverables on paid losses and $647.5 million of reinsurance that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve White Mountains Re of its obligation to its ceding companies, the collectability of balances due from its reinsurers is critical to White Mountains Re’s financial strength. White Mountains Re monitors the financial strength of its reinsurers on an ongoing basis. The following table provides a listing of White Mountains Re’s top reinsurers based upon recoverable amounts, the percentage of total paid and unpaid reinsurance recoverables and the reinsurers’ A.M. Best ratings.

Top Reinsurers (Millions)	Balance at June 30, 2010	% of Total	A.M. Best Rating (1)	% Collateralized
Imagine Re (2)	$112.1	17%	NR-5	100%
Lloyds of London (4)	85.7	13%	A	2%
Olympus (2)(3)	60.9	9%	NR-5	100%
London Life (2)	52.9	8%	A	100%
General Reinsurance Corporation	46.1	7%	A++	2%

(1)	A.M. Best ratings as detailed above are: “NR-5” (Not formally followed), “A++” (Superior, which is the highest of fifteen ratings), and “A” (Excellent, which is the third highest of fifteen ratings).
(2)	Non-U.S. insurance entities. Balances are fully collateralized through funds held, letters of credit or trust agreements.
(3)	Gross of $4.6 due to Olympus Reinsurance Company Ltd. (“Olympus”) under an indemnity agreement with WMRe America.
(4)	Represents the total of reinsurance recoverables due to White Mountains Re from all Lloyds Syndicates.

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

Realized gains and losses resulting from sales of investment securities are accounted for using the first-in first-out method.  Premiums and discounts on all fixed maturity investments are accreted or amortized to income over the anticipated life of the investment.  Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized cost, which approximated fair value as of June 30, 2010 and December 31, 2009.

Other long-term investments comprise White Mountains’ investments in limited partnerships and limited liability corporations, which primarily consists of hedge funds and private equity funds.

Net Investment Income

Pre-tax net investment income for the three and six months ended June 30, 2010 and 2009 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2010	2009	2010	2009
Investment income:
Fixed maturity investments	$54.9	$74.3	$113.0	$131.8
Short-term investments	2.3	.6	2.9	3.0
Common equity securities	2.4	.9	4.5	2.7
Convertible fixed maturity investments	2.0	1.8	4.1	3.7
Other long-term investments	(.4)	1.9	.5	2.8
Interest on funds held under reinsurance treaties	(.8)	.1	(1.6)	(.4)
Total investment income	60.4	79.6	123.4	143.6
Less third-party investment expenses	(2.9)	(2.4)	(5.3)	(5.3)
Net investment income, pre-tax	$57.5	$77.2	$118.1	$138.3

Net Realized and Unrealized Investment Gains and Losses

White Mountains recognized $1.8 million and $88.8 million of net realized and unrealized investment gains for the three and six months ended June 30, 2010 and $214.9 million and $191.6 million for the three and six months ended June 30, 2009.

Net realized investment gains (losses)

Net realized investment gains (losses) for the three and six months ended June 30, 2010 and 2009 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2010	2009	2010	2009
Fixed maturity investments	$8.4	$3.3	$34.0	$(29.4)
Short-term investments	—	.1	—	.2
Common equity securities	17.7	4.6	20.4	(46.6)
Convertible fixed maturity investments	9.6	1.4	14.0	2.2
Other long-term investments	(13.5)	(18.1)	(16.1)	(21.4)
Net realized investment gains (losses), pre-tax	22.2	(8.7)	52.3	(95.0)
Income taxes attributable to realized investment gains (losses)	(5.2)	1.3	(15.9)	29.0
Net realized investment gains (losses), after-tax	$17.0	$(7.4)	$36.4	$(66.0)

Net unrealized investment gains (losses)

The following table summarizes changes in the carrying value of investments measured at fair value:

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
Millions	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings
Fixed maturities	$12.3	$30.9	$43.2	$41.4	$27.6	$69.0
Common equity securities	(48.5)	2.3	(46.2)	(34.5)	1.1	(33.4)
Short-term investments	(1.6)	1.0	(.6)	—	(.8)	(.8)
Convertible fixed maturity investments	(14.5)	—	(14.5)	(11.7)	—	(11.7)
Other long-term investments	(5.2)	2.9	(2.3)	11.5	1.9	13.4
Net unrealized investment gains (losses), pre-tax	(57.5)	37.1	(20.4)	6.7	29.8	36.5
Income taxes attributable to unrealized investment gains (losses)	15.6	(9.7)	5.9	(4.4)	(7.4)	(11.8)
Net unrealized investment gains (losses), after-tax	$(41.9)	$27.4	$(14.5)	$2.3	$22.4	$24.7

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
Millions	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings
Fixed maturities	$166.9	$(20.4)	$146.5	$231.0	$(17.4)	$213.6
Common equity securities	25.8	(4.2)	21.6	24.2	(1.2)	23.0
Short-term investments	(.1)	.8	.7	(.3)	1.0	.7
Convertible fixed maturity investments	11.8	—	11.8	10.4	—	10.4
Other long-term investments	46.1	(3.1)	43.0	39.6	(.7)	38.9
Net unrealized investment gains (losses), pre-tax	250.5	(26.9)	223.6	304.9	(18.3)	286.6
Income taxes attributable to unrealized investment gains (losses)	(78.7)	6.2	(72.5)	(98.9)	2.7	(96.2)
Net unrealized investment gains (losses), after-tax	$171.8	$(20.7)	$151.1	$206.0	$(15.6)	$190.4

The following table summarizes the amount of total gains (losses) included in earnings attributable to unrealized investment gains (losses) for Level 3 investments for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2010	2009	2010	2009
Fixed maturities	$(3.4)	$15.2	$6.2	$25.1
Common equity securities	(19.1)	7.6	(22.5)	4.9
Convertible fixed maturities	—	.1	—	.1
Other long-term investments	(7.5)	51.9	28.9	38.2
Total unrealized investment gains (losses) - Level 3 investments	$(30.0)	$74.8	$12.6	$68.3

Investment Holdings

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses, and carrying values of White Mountains’ fixed maturity investments as of June 30, 2010 and December 31, 2009, were as follows:

	June 30, 2010
Millions	Cost or amortized cost		Gross unrealized gains		Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$451.1	(1)	$15.8	(1)	$—	$1.5	$468.4	(1)
Debt securities issued by corporations	2,091.4		141.3		(8.2)	7.3	2,231.8
Municipal obligations	4.0		.2		—	—	4.2
Mortgage-backed and asset-backed securities	1,967.5		39.6		(6.6)	14.1	2,014.6
Foreign government, agency and provincial obligations	745.3		18.3		(.4)	1.8	765.0
Preferred stocks	82.9		4.4		(2.8)	.1	84.6
Total fixed maturity investments	$5,342.2		$219.6		$(18.0)	$24.8	$5,568.6

(1) Excludes $4.6 of amortized cost, $0.1 of unrealized gains and $4.7 of carrying value that is included as part of the assets held for sale — OneBeacon Personal Lines Transaction (See Note 2).

	December 31, 2009
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$779.6	$19.7	$(.3)	$.1	$799.1
Debt securities issued by corporations	2,318.2	126.5	(10.2)	(9.4)	2,425.1
Municipal obligations	4.7	.2	—	—	4.9
Mortgage-backed and asset-backed securities	2,066.4	34.2	(27.9)	4.2	2,076.9
Foreign government, agency and provincial obligations	697.5	19.6	(.3)	4.2	721.0
Preferred stocks	73.7	.8	(.3)	—	74.2
Total fixed maturity investments	$5,940.1	$201.0	$(39.0)	$(.9)	$6,101.2

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses and carrying values of White Mountains’ common equity securities, convertible fixed maturities, and other long-term investments as of June 30, 2010 and December 31, 2009, were as follows:

	June 30, 2010
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
Common equity securities	$546.7	$31.6	$(34.4)	$12.4	$556.3
Convertible fixed maturities	$186.2	$12.5	$(2.0)	$—	$196.7
Other long-term investments	$357.8	$57.1	$(13.8)	$2.9	$404.0

	December 31, 2009
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
Common equity securities	$415.5	$40.2	$(8.5)	$11.3	$458.5
Convertible fixed maturities	$210.9	$22.3	$(.1)	$—	$233.1
Other long-term investments	$309.0	$51.3	$(19.9)	$.9	$341.3

Other long-term investments

White Mountains holds investments in hedge funds and private equity funds, which are included in other long-term investments. The fair value of these investments has been estimated using the net asset value of the funds. At June 30, 2010, White Mountains held limited partnership and limited liability corporation investments in 20 hedge funds and 31 private equity funds. The largest investment in a single fund was $52.0 million at June 30, 2010. The following table summarizes investments in hedge funds and private equity interests by investment objective and sector at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Hedge funds
Long/short equity	$90.3	—	$100.1	—
Long/short credit & distressed	40.8	—	37.3	—
Long diversified strategies	23.4	—	23.1	—
Long/short equity REIT	22.3	—	21.3	—
Long/short equity activist	14.8	—	10.8	—
Long bank loan	8.8	—	8.8	—
Total hedge funds	200.4	—	201.4	—

Private equity funds
Energy infrastructure & services	33.7	13.6	30.3	17.3
Multi-sector	23.8	12.3	21.6	13.6
Distressed residential real estate	23.8	27.3	9.2	40.9
Manufacturing/Industrial	16.7	—	—	—
International multi-sector, Europe	11.4	4.9	12.4	5.5
Real estate	10.3	5.1	11.1	5.9
Private equity secondaries	9.8	2.9	6.9	5.1
Insurance	6.9	41.3	6.3	41.2
International multi-sector, Asia	4.7	2.8	4.7	2.8
Banking	4.0	—	4.2	.1
Venture capital	2.4	1.0	2.8	1.0
Healthcare	1.6	8.0	.1	9.6
Total private equity funds	149.1	119.2	109.6	143.0

Total hedge and private equity funds included in other long-term investments	$349.5	$119.2	$311.0	$143.0

Redemption of investments in certain hedge funds is subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions.  Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. The following summarizes the June 30, 2010 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Notice Period
Millions Redemption frequency	30-59 days notice	60-89 days notice	90-119 days notice	120+ days notice	Total
Monthly	$—	$—	$—	$5.8	$5.8
Quarterly	18.8	35.0	17.8	—	71.6
Semi-annual	52.1	4.6	22.1	—	78.8
Annual	23.5	.1	11.8	8.8	44.2
Total	$94.4	$39.7	$51.7	$14.6	$200.4

Certain of the hedge fund investments in which White Mountains is invested are no longer active and are in process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund’s underlying investments are liquidated.  At June 30, 2010, distributions of $13.2 million were outstanding from these investments. The actual amount of the final distribution remittances remain subject to market fluctuations. The date at which such remittances will be received is not determinable at June 30, 2010.

White Mountains has also submitted redemption requests for certain of its investments in active hedge funds.  At June 30, 2010 redemptions of $6.6 million have been submitted.  White Mountains expects to receive these funds within the next 12 months.  Redemptions are recorded as receivables when approved by the hedge funds and when no longer subject to market fluctuations.

Investments in private equity funds are generally subject to a “lock-up” period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investments. In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors. At June 30, 2010, investments in private equity funds were subject to lock-up periods as follows:

Millions	1-3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private Equity Funds – expected lock-up period remaining	$24.0	$23.8	$84.6	$16.7	$149.1

Fair value measurements at June 30, 2010

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

In addition to the investments described above, White Mountains has $67.4 million and $51.4 million of investment-related liabilities recorded at fair value and included in other liabilities as of June 30, 2010 and December 31, 2009.  These liabilities relate to securities that have been sold short by limited partnerships in which White Mountains has investments and is required to consolidate under GAAP.  All of the liabilities included have been deemed to have a Level 1 designation.

Fair Value Measurements by Level

The following tables summarize White Mountains’ fair value measurements for investments at June 30, 2010 and December 31, 2009, by level.  The fair value measurements for derivative assets associated with White Mountains’ variable annuity business are presented in Note 8.

	June 30, 2010
Millions	Fair value		Level 1 Inputs		Level 2 Inputs	Level 3 Inputs
US Government and agency obligations	$468.4	(1)	$398.6	(1)	$69.0	$.8
Debt securities issued by corporations
Consumer	858.7		—		858.1	.6
Industrial	461.4		—		461.4	—
Financials	259.7		—		259.7	—
Communications	255.6		—		255.6	—
Energy	143.6		—		143.6	—
Basic materials	121.1		—		121.1	—
Utilities	107.8		—		107.8	—
Technology	23.9		—		23.9	—
	2,231.8		—		2,231.2	.6

Municipal obligations	4.2		—		4.2	—
Mortgage-backed and asset-backed securities	2,014.6		—		2,014.6	—
Foreign government, agency and provincial obligations	765.0		98.7		666.3	—
Preferred stocks	84.6		—		17.1	67.5
Fixed maturities	5,568.6		497.3		5,002.4	68.9

Financials	184.2		113.0		7.0	64.2
Basic materials	90.6		89.5		1.1	—
Consumer	100.0		99.7		.3	—
Energy	42.9		42.7		—	.2
Utilities	49.6		46.5		—	3.1
Other	89.0		43.0		45.7	.3
Common equity securities	556.3		434.4		54.1	67.8

Convertible fixed maturity investments	196.7		—		196.7	—
Short-term investments	1,663.7	(2)	1,562.6	(2)	101.1	—
Other long-term investments	364.0	(3)	—		—	364.0
Total investments	$8,349.3		$2,494.3		$5,354.3	$500.7

(1)          Excludes $4.7 that is included as part of assets held for sale - OneBeacon Personal Lines Transaction (see Note 2).

(2)          Excludes $454.9 that is included as part of the assets held for sale — OneBeacon Personal Lines Transaction (See Note 2).

(3)          Excludes carrying value of $40.0 associated with other long-term investment limited partnerships accounted for using the equity method.

	December 31, 2009
Millions	Fair value		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
US Government and agency obligations	$799.1		$725.7	$72.5	$.9
Debt securities issued by corporations
Consumer	961.7		—	961.0	.7
Industrial	533.2		—	533.2	—
Financials	255.8		—	250.6	5.2
Communications	248.5		—	248.5	—
Energy	153.4		—	153.4	—
Basic materials	129.4		—	129.4	—
Utilities	118.0		—	118.0	—
Technology	25.1		—	25.1	—
	2,425.1		—	2,419.2	5.9

Municipal obligations	4.9		—	4.9	—
Mortgage-backed and asset-backed securities	2,076.9		—	2,034.6	42.3
Foreign government, agency and provincial obligations	721.0		112.4	608.6	—
Preferred stocks	74.2		—	4.2	70.0
Fixed maturities	6,101.2		838.1	5,144.0	119.1

Financials	171.5		99.2	1.0	71.3
Basic materials	53.0		51.8	1.2	—
Consumer	38.6		38.6	—	—
Energy	30.5		28.1	—	2.4
Utilities	27.7		27.7	—	—
Other	133.2		36.4	48.3	48.5
Common equity securities	454.5	(1)	281.8	50.5	122.2

Convertible fixed maturity investments	233.1		—	233.1	—
Short-term investments	2,098.4		2,091.9	6.5	—
Other long-term investments	325.6	(2)	—	—	325.6
Total investments	$9,212.8		$3,211.8	$5,434.1	$566.9

(1)          Excludes carrying value of $4.0 associated with common equity securities accounted for using the equity method.

(2)          Excludes carrying value of $15.7 associated with other long-term investment limited partnerships accounted for using the equity method.

Debt securities issued by corporations

The following table summarizes the ratings of the corporate debt securities held in White Mountains’ investment portfolio as of June 30, 2010 and December 31, 2009:

Millions	June 30, 2010	December 31, 2009
AAA	$8.4	$7.3
AA	224.3	274.3
A	714.0	725.1
BBB	1,241.5	1,336.3
BB	43.6	64.9
Other	—	17.2
Debt securities issued by corporations	$2,231.8	$2,425.1

Mortgage-backed, Asset-backed Securities

White Mountains purchases commercial and residential mortgage-backed securities to maximize its fixed income portfolio’s risk adjusted returns in the context of a diversified portfolio. White Mountains’ non-agency commercial mortgage-backed portfolio (“CMBS”) is generally short tenor, fixed rate and structurally senior, with more than 30 points of subordination on average for fixed rate CMBS and more than 50 points of subordination on average for floating rate CMBS as of June 30, 2010.  In general, subordination represents the percentage principal loss on the underlying collateral that would be absorbed by other securities lower in the capital structure before the more senior security incurs any loss. White Mountains believes these levels of protection will mitigate the risk of loss tied to the refinancing challenges facing the commercial real estate market.  As of June 30, 2010, on average approximately 8% of the underlying loans were reported as non-performing for all CMBS held by White Mountains. White Mountains is not an originator of residential mortgage loans and held less than $0.1 million of residential mortgage-backed securities (“RMBS”) categorized as sub-prime as of June 30, 2010. In addition, White Mountains’ investments in hedge funds and private equities contain negligible amounts of sub-prime mortgage-backed securities at June 30, 2010. White Mountains considers sub-prime mortgage-backed securities to have underlying loan pools that exhibit weak credit characteristics, or those that are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., White Mountains considers investments backed primarily by second-liens to be a sub-prime risk regardless of credit scores or other metrics).

White Mountains categorizes mortgage-backed securities as “non-prime” (also called “Alt A” or “A-”) that are backed by collateral that has overall credit quality between prime and sub-prime based on White Mountains’ review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of June 30, 2010, $17.5 million of White Mountains’ mortgage-backed security holdings were classified as non-prime, with more than 20 points of subordination on average.  White Mountains’ non-agency residential mortgage-backed portfolio is generally of moderate average life, fixed rate and structurally senior. White Mountains does not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

	June 30, 2010			December 31, 2009
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
GNMA	$923.0	$923.0	$—	$808.7	$808.7	$—
FNMA	326.8	326.8	—	342.9	342.9	—
FHLMC	119.0	119.0	—	182.1	182.1	—
Total Agency(1)	1,368.8	1,368.8	—	1,333.7	1,333.7	—
Non-agency:
Residential	110.9	110.9	—	148.2	148.2	—
Commercial	212.4	212.4	—	376.5	334.2	42.3
Total Non-agency	323.3	323.3	—	524.7	482.4	42.3

Total mortgage-backed securities	1,692.1	1,692.1	—	1,858.4	1,816.1	42.3
Other asset-backed securities:
Credit card receivables	150.2	150.2	—	61.2	61.2	—
Vehicle receivables	171.8	171.8	—	156.5	156.5	—
Other	.5	.5	—	.8	.8	—
Total other asset-backed securities	322.5	322.5	—	218.5	218.5	—
Total mortgage and asset-backed securities	$2,014.6	$2,014.6	$—	$2,076.9	$2,034.6	$42.3

(1) Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage Securities

The security issuance years of White Mountains’ investments in non-agency RMBS and non-agency CMBS securities as of June 30, 2010 are as follows:

		Security Issuance Year
Millions	Fair Value	2001	2003	2004	2005	2006	2007
Non-agency RMBS	$110.9	$—	$5.7	$4.3	$19.8	$46.7	$34.4
Non-agency CMBS	212.4	11.2	10.9	—	31.5	7.7	151.1
Total	$323.3	$11.2	$16.6	$4.3	$51.3	$54.4	$185.5

Non-agency Residential Mortgage Securities

The classification of the underlying collateral quality and the tranche levels of White Mountains non-agency RMBS securities are as follows as of June 30, 2010:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate(3)
Prime	$93.3	$63.2	$30.1	$—
Non-prime	17.5	16.2	1.3	—
Sub-prime	.1	—	.1	—
Total	$110.9	$79.4	$31.5	$—

(1)  At issuance, Super Senior were rated AAA and were senior to other AAA bonds.

(2)  At issuance, Senior were rated AAA and were senior to non-AAA bonds.

(3)  At issuance, Subordinate were not rated AAA and were junior to AAA bonds.

Non-agency Commercial Mortgage Securities

The amount of fixed and floating rate securities and their tranche levels of White Mountains’ non-agency CMBS securities are as follows as of June 30, 2010:

Millions	Fair Value	Super Senior (1)	Senior(2)	Subordinate(3)
Fixed rate CMBS	$167.6	$145.5	$10.9	$11.2
Floating rate CMBS	44.8	40.2	—	4.6
Total	$212.4	$185.7	$10.9	$15.8

(1)  At issuance, Super Senior were rated AAA and were senior to other AAA bonds.

(2)  At issuance, Senior were rated AAA and were senior to non-AAA bonds.

(3)  At issuance, Subordinate were not rated AAA and were junior to AAA bonds.

Rollforward of Fair Value Measurements by Level

White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturities at June 30, 2010 are comprised of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.

The following table summarizes the changes in White Mountains’ fair value measurements by level for the six months ended June 30, 2010:

			Level 3 Investments
Millions	Level 1 Investments	Level 2 Investments	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other long- term investments	Total
Balance at January 1, 2010	$3,211.8	$5,434.1	$119.1	$122.2	$—	$325.6	$9,212.8
Total realized and unrealized gains (losses)(1)	12.4	(56.1)	1.6	(9.8)	—	3.9	(48.0)
Amortization/Accretion	1.5	(17.1)	(1.7)	—	—	—	(17.3)
Purchases(2)	10,079.3	1,896.6	—	—	—	30.1	12,006.0
Sales	(10,810.7)	(1,928.0)	(25.3)	(44.6)	—	(10.6)	(12,819.2)
Transfers in	—	24.8	—	—	—	15.0	39.8
Transfers out	—	—	(24.8)	—	—	—	(24.8)
Balance at June 30, 2010	$2,494.3	$5,354.3	$68.9	$67.8	$—	$364.0	$8,349.3

(1) Includes unrealized foreign exchange gains and losses recognized as a component of other comprehensive income in reporting currency translation.

(2) Includes investments acquired as part of the Central National acquisition.

Fair Value Measurements — transfers between levels - Six-month period ended June 30, 2010

Transfers in of $15.0 million represent the deconsolidation of White Mountains’ investment in Tuckerman Fund II due to the adoption of revisions to the guidance for variable interest entities under ASU 2009-17 (see Note 1).   In addition, during the first six months of 2010, three securities which had been classified as Level 3 measurements at December 31, 2009 were recategorized as Level 2 measurements because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available at June 30, 2010. These measurements comprise “Transfers out” of $24.8 million for the period ended June 30, 2010.

Securities Lending

During 2009, White Mountains exited its securities lending programs. White Mountains had participated in securities lending programs through both OneBeacon and White Mountains Re as a mechanism for generating additional investment income.

In February 2009, OneBeacon amended the terms of its securities lending program to give it more control over the investment of borrowers’ collateral and to segregate the assets supporting that collateral from a collective investment vehicle managed by the lending agent into separate accounts.  Accordingly, purchases and sales of invested assets held in the separate accounts as well as changes in the payable to the borrower for the return of collateral are reflected in the investing and financing sections of the cash flow statement commencing with the quarter ended March 31, 2009.  As of June 30, 2010, all loaned securities under the OneBeacon program had been returned except for two illiquid instruments for which OneBeacon holds $1.7 million in collateral.

As of June 30, 2010, all loaned securities under the White Mountains Re program had been returned to White Mountains Re and all collateral held by White Mountains Re had been returned to borrowers.

White Mountains recorded net realized and unrealized investment gains of $4.6 million and $8.6 million for the three and six months ended June 30, 2009 associated with its securities lending programs.

Note 6.  Debt

Refer to the Company’s 2009 Annual Report on Form 10-K for a complete discussion regarding White Mountains’ debt obligations as of December 31, 2009. White Mountains’ debt outstanding as of June 30, 2010 and December 31, 2009 consisted of the following:

Millions	June 30, 2010	December 31, 2009
OBH Senior Notes, at face value	$419.9	$607.1
Unamortized original issue discount	(.4)	(.6)
OBH Senior Notes, carrying value	419.5	606.5

WMRe Senior Notes, at face value	400.0	400.0
Unamortized original issue discount	(.8)	(.9)
WMRe Senior Notes, carrying value	399.2	399.1

WTM Bank Facility	—	—
WTM Barclays Facility	—	—
Sierra Note	33.0	31.1
Atlantic Specialty Note	—	14.0
Total debt	$851.7	$1,050.7

OBH Senior Notes

On June 1, 2010, through a tender offer, OneBeacon U.S. Holdings, Inc. (“OBH”) purchased and retired $156.4 million aggregate principal amount of the OBH Senior Notes for an aggregate purchase price of $165.4 million, which resulted in a $9.6 million loss.

In addition to the cash tender offer, during the second quarter of 2010 OBH repurchased and retired $18.2 million of outstanding OBH Senior Notes for $18.9 million, which resulted in a $0.7 million loss.

During the first quarter of 2010, OBH repurchased and retired $11.5 million of outstanding OBH Senior Notes for $11.9 million, which resulted in a $0.5 million loss. During the first quarter of 2010, OneBeacon Insurance Company purchased $1.1 million of outstanding OBH Senior Notes for $1.1 million.  At June 30, 2010, White Mountains was in compliance with all of the covenants under the OBH Senior Notes.

Bank Facilities

At December 31, 2009, White Mountains had a revolving credit facility with a syndicate of lenders administered by Bank of America, N.A. with a total commitment of $417.5 million (the “WTM Bank Facility”) and a revolving credit facility with Barclays Bank PLC (“Barclays”) with a total commitment of $33.3 million (the “WTM Barclays Facility”).  On June 3, 2010, Barclays joined the syndicate of lenders to the WTM Bank Facility and the total commitment under the WTM Bank Facility was raised to $475.0 million.  Barclays joined the WTM Bank Facility under the same terms and conditions as the other lenders.  Simultaneously with the addition of Barclays to the WTM Bank Facility, White Mountains terminated the WTM Barclays Facility.  As of June 30, 2010, the WTM Bank Facility was undrawn.  At June 30, 2010, White Mountains was in compliance with all of the covenants under the WTM Bank Facility.

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

White Mountains’ income tax benefit (expense) for the three months ended June 30, 2010 and 2009 represented effective tax rates of 11% and (29)%, which differed from the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States and recognition of a tax benefit related to the Personal Lines Transaction, partially offset by an increase in the valuation allowance for the insurance reciprocals.

White Mountains’ income tax benefit (expense) for the six months ended June 30, 2010 and 2009 represented effective tax rates of 5% and (29)%, which differed from the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States and recognition of a tax benefit related to the Personal Lines Transaction, partially offset by an increase in the valuation allowance for the insurance reciprocals.

In arriving at the effective tax rate for the three and six months ended June 30, 2010, White Mountains forecasted the change in unrealized investment gains (losses) and realized investment gains (losses) for the year ending December 31, 2010 and included these gain (losses) in the effective tax rate calculation pursuant to ASC 740-270.  In arriving at the effective tax rate for the three and six months ended June 30, 2009, White Mountains treated the change in unrealized investment gains (losses) and realized investment gains (losses) as discrete items separate from the other components of pre-tax income (loss). Therefore, the expense (benefit) of these net gains (losses) was calculated at the statutory rate applicable to the jurisdiction in which the gains (losses) were recorded.  The changes in unrealized investment gains (losses) and realized investment gains (losses) were treated as discrete items due to the inability to reliably estimate these amounts for the full year of 2009.

White Mountains records a valuation allowance against deferred tax assets if it becomes more likely than not that all or a portion of a deferred tax asset will not be realized.  In determining whether or not a valuation allowance, or change therein, is warranted, White Mountains considers factors such as prior earnings history, expected future earnings, carry-back and carry-forward periods and strategies that if executed would result in the realization of a deferred tax asset.  As of June 30, 2010, the net U.S. deferred tax assets were $416.1 million.  During the next twelve months, it is possible that certain planning strategies will no longer be sufficient to utilize the entire deferred tax asset, which could result in material changes to White Mountains’ valuation allowance on deferred tax assets and tax expense.  Utilization of the deferred tax asset is dependent on future profitability and generation of net capital gains.

White Mountains classifies all interest and penalties on unrecognized tax benefits as part of income tax expense.  With few exceptions, White Mountains is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2005.

The Internal Revenue Service (“IRS”) is conducting an examination of income tax returns for 2005 and 2006 for certain U.S. subsidiaries of OneBeacon and Esurance.  It is reasonably possible that the 2005 and 2006 examination will conclude within the next 12 months.  However, the final outcome of the on-going IRS examination is still uncertain and White Mountains cannot estimate the range of possible changes to its unrecognized tax benefits at this time.  When ultimately settled, White Mountains does not expect the resolution of this examination to result in a material change to its financial position.

The IRS is conducting an examination of income tax returns for 2006 and 2007 for certain U.S. subsidiaries of White Mountains Re.  Due to the uncertainty of the outcome of the on-going IRS examination, White Mountains cannot estimate the range of reasonably possible changes to its unrecognized tax benefits at this time.  However, White Mountains does not expect to receive any adjustments that would result in a material change to its financial position.

Note 8. Variable Annuity Reinsurance

White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. At June 30, 2010 and December 31, 2009, the total guarantee value was approximately ¥239.5 billion (approximately $2.7 billion at exchange rates on that date) and ¥241.7 billion (approximately $2.6 billion at exchange rates on that date). The collective account values of the underlying variable annuities were approximately 82% and 88% of the guarantee value at June 30, 2010 and December 31, 2009.  The following table summarizes the pre-tax operating results of WM Life Re for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2010	2009	2010	2009
Fees, included in other revenues	$7.2	$7.0	$14.5	$14.0
Change in fair value of variable annuity liability, included in other revenues	(186.2)	50.3	(151.2)	81.3
Change in fair value of derivatives, included in other revenues	172.8	(91.7)	130.5	(144.8)
Foreign exchange, included in other revenues	7.7	6.5	5.6	(11.1)
Other investment income and gains (losses)	(.2)	(.4)	(.5)	(1.2)
Total revenues	1.3	(28.3)	(1.1)	(61.8)
Change in fair value of variable annuity death benefit liabilities, included in other expenses	(8.1)	3.9	(6.1)	7.7
Death benefit claims paid, included in other expenses	(.4)	(.8)	(.8)	(1.2)
General and administrative expenses	(1.4)	(1.3)	(3.6)	(2.7)
Pre-tax loss	$(8.6)	$(26.5)	$(11.6)	$(58.0)

All of White Mountains’ variable annuity reinsurance liabilities were classified as Level 3 measurements at June 30, 2010. The following table summarizes the changes in White Mountains’ variable annuity reinsurance liabilities and derivative instruments for the three and six month periods ended June 30, 2010:

	Variable Annuity (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total (4)
Balance at January 1, 2010	$(380.7)	$208.5	$23.8	$(38.0)	$194.3
Purchases	—	19.3	—	—	19.3
Realized and unrealized gains (losses)	(157.3)	46.8	44.9	38.8	130.5
Transfers in (out)	—	—	—	—	—
Sales/settlements	—	(19.0)	(14.5)	13.5	(20.0)
Balance at June 30, 2010	$(538.0)	$255.6	$54.2	$14.3	$324.1

	Variable Annuity (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total (4)
Balance at March 31, 2010	$(343.7)	$178.2	$.1	$(17.7)	$160.6
Purchases	—	11.4	—	—	11.4
Realized and unrealized gains (losses)	(194.3)	66.0	56.0	50.8	172.8
Transfers in (out)	—	—	—	—	—
Sales/settlements	—	—	(1.9)	(18.8)	(20.7)
Balance at June 30, 2010	$(538.0)	$255.6	$54.2	$14.3	$324.1

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

(4) In addition to derivative instruments, WM Life Re held cash, short-term and fixed maturity investments of $244.1 at June 30, 2010 posted as collateral to its reinsurance counterparties.

The following summarizes realized and unrealized derivative gains (losses) recognized in other revenues for the three and six months ended June 30, 2010 and 2009 and the carrying values at June 30, 2010 and December 31, 2009, by type of instrument:

	Three Months Ended		Six Months Ended		Carrying Value
	June 30,		June 30,		June 30,	December 31,
Millions	2010	2009	2010	2009	2010	2009
Fixed income/Interest rate	$19.2	$12.0	$23.4	$.5	$33.8	$22.7
Foreign exchange	74.5	(19.3)	68.5	(92.7)	179.4	79.4
Equity	79.1	(84.4)	38.6	(52.6)	110.9	92.2
Total	$172.8	$(91.7)	$130.5	$(144.8)	$324.1	$194.3

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

Millions	June 30, 2010	December 31, 2009
Short term investments	$44.8	$13.1
Fixed maturity securities	43.1	17.5
Total	$87.9	$30.6

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

Millions	June 30, 2010	December 31, 2009
OTC derivative instruments(1)	$312.9	$234.8
Collateral held	(87.9)	(30.6)
Collateral provided	21.5	17.5
Net exposure on fair value of OTC instruments	$246.5	$221.7

(1)     Value of OTC derivative instruments as of June 30, 2010 and December 31, 2009 excludes adjustments for counterparty credit risk of $(3.1) and $(2.5) included in fair value under GAAP.

The following table summarizes uncollateralized amounts due under WM Life Re’s OTC derivative contracts:

Millions	Uncollateralized balance as of June 30, 2010	S&P Rating(1)
Royal Bank of Scotland	$67.9	A
Bank of America	50.8	A
Citigroup (3)	49.1	A
Barclays	34.1	A+
Goldman Sachs(3)	19.3	A
Other	25.3	(2)
Total	$246.5

(1) S&P ratings as detailed above are: “A+” (which is the fifth highest of twenty-one creditworthiness ratings) and “A” (which is the sixth highest of twenty-one creditworthiness ratings).

(2) The S&P ratings of the counterparties included in “Other” were “AA” (Very Strong, which is the third highest of twenty-one creditworthiness ratings) (27%), “A+” (41%) and “BBB+” (Adequate, which is the eighth highest of twenty-one creditworthiness ratings) (32%).

(3) Collateral provided (held) calculated under master netting agreement.

The OTC derivative contracts are subject to restrictions on liquidation of the instruments and distribution of proceeds under collateral agreements.  In addition, WM Life Re held cash, short-term and fixed maturity investments posted as collateral to its reinsurance counterparties.  The additional collateral comprises the following:

Millions	June 30, 2010	December 31, 2009
Cash	$195.4	$217.1
Short-term investments	45.7	7.6
Fixed maturity investments	3.0	—
Total	$244.1	$224.7

Note 9. Earnings (Loss) Per Share

Basic earnings (loss) per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities.  Diluted earnings (loss) per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.  The following table outlines the Company’s computation of earnings (loss) per share for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic and diluted earnings (loss) per share numerators (in millions):
Net income (loss) attributable to White Mountains’ common shareholders	$2.5	$180.3	$(37.1)	$210.6
Dividends declared and paid	—	—	(8.8)	(8.9)
Undistributed earnings (loss)	2.5	180.3	(45.9)	201.7
Basic earnings (loss) per share denominators (in thousands):
Average common shares outstanding during the period	8,571	8,768	8,656	8,767
Average unvested restricted shares (1)	100	88	96	74
Basic earnings (loss) per share denominator	8,671	8,856	8,752	8,841
Diluted earnings (loss) per share denominator (in thousands):
Average common shares outstanding during the period	8,571	8,768	8,656	8,767
Average unvested restricted shares (1)	100	88	96	74
Average outstanding dilutive options to acquire common shares (2)	—	1	—	1
Diluted earnings (loss) per share denominator	8,671	8,857	8,752	8,842
Basic earnings (loss) per share (in dollars):
Net income (loss) attributable to White Mountains’ common shareholders	$.28	$20.35	$(4.24)	$23.82
Dividends declared and paid	—	—	(1.00)	(1.00)
Undistributed earnings (loss)	$.28	$20.35	$(5.24)	$22.82
Diluted earnings (loss) per share (in dollars)
Net income (loss) attributable to White Mountains’ common shareholders	$.28	$20.35	$(4.24)	$23.82
Dividends declared and paid	—	—	(1.00)	(1.00)
Undistributed earnings (loss)	$.28	$20.35	$(5.24)	$22.82

(1) Restricted shares outstanding vest either in equal annual installments, upon a stated date or upon the occurrence of a specified event (see Note 12).

(2) The diluted earnings (loss) per share denominator for the three and six months ended June 30, 2010 does not include common shares issuable upon exercise of incentive options as they are anti-dilutive to the calculation.  The diluted earnings per share denominator for the three and six months ended June 30, 2009 includes 6,000 common shares issuable upon exercise of incentive options at an average strike price of $181.66 and $180.34 per common share (see Note 12).

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

		White		Other
Millions	OneBeacon	Mountains Re	Esurance	Operations	Total
Three months ended June 30, 2010
Earned insurance and reinsurance premiums	$428.3	$221.1	$209.7	$—	$859.1
Net investment income	25.0	22.3	6.7	3.5	57.5
Net realized and unrealized investment (losses) gains	(14.4)	26.0	1.4	(11.2)	1.8
Other revenue	(2.3)	(13.3)	15.0	10.6	10.0
Total revenues	436.6	256.1	232.8	2.9	928.4
Losses and LAE	261.9	140.2	152.5	—	554.6
Insurance and reinsurance acquisition expenses	95.2	43.3	44.5	—	183.0
Other underwriting expenses	58.5	23.4	18.6	—	100.5
General and administrative expenses	6.8	9.0	12.3	40.4	68.5
Interest expense on debt	7.9	6.5	—	.3	14.7
Total expenses	430.3	222.4	227.9	40.7	921.3
Pre-tax income (loss)	$6.3	$33.7	$4.9	$(37.8)	$7.1

		White		Other
Millions	OneBeacon	Mountains Re	Esurance	Operations	Total
Three months ended June 30, 2009
Earned insurance and reinsurance premiums	$490.2	$210.7	$197.4	$—	$898.3
Net investment income	36.1	31.4	6.2	3.5	77.2
Net realized and unrealized investment gains	127.4	65.8	18.1	3.6	214.9
Other revenue	1.1	35.2	12.7	(20.5)	28.5
Total revenues	654.8	343.1	234.4	(13.4)	1,218.9
Losses and LAE	275.7	113.7	139.5	—	528.9
Insurance and reinsurance acquisition expenses	97.0	43.2	39.6	—	179.8
Other underwriting expenses	84.3	26.1	18.3	—	128.7
General and administrative expenses	7.8	16.0	12.7	22.9	59.4
Interest expense on debt	10.1	6.5	—	1.7	18.3
Total expenses	474.9	205.5	210.1	24.6	915.1
Pre-tax income (loss)	$179.9	$137.6	$24.3	$(38.0)	$303.8

		White		Other
Millions	OneBeacon	Mountains Re	Esurance	Operations	Total
Six months ended June 30, 2010
Earned insurance and reinsurance premiums	$881.5	$433.7	$408.6	$—	$1,723.8
Net investment income	53.3	44.9	13.0	6.9	118.1
Net realized and unrealized investment gains (losses)	28.0	66.1	6.0	(11.3)	88.8
Other revenue	4.2	(6.9)	29.4	15.1	41.8
Total revenues	967.0	537.8	457.0	10.7	1,972.5
Losses and LAE	595.6	358.4	303.8	—	1,257.8
Insurance and reinsurance acquisition expenses	196.6	84.8	86.6	—	368.0
Other underwriting expenses	132.7	44.8	38.9	—	216.4
General and administrative expenses	14.5	18.4	24.2	61.9	119.0
Interest expense on debt	17.0	13.4	—	.6	31.0
Total expenses	956.4	519.8	453.5	62.5	1,992.2
Pre-tax income (loss)	$10.6	$18.0	$3.5	$(51.8)	$(19.7)

		White		Other
Millions	OneBeacon	Mountains Re	Esurance	Operations	Total
Six months ended June 30, 2009
Earned insurance and reinsurance premiums	$978.0	$438.1	$393.6	$—	$1,809.7
Net investment income	58.0	60.8	12.3	7.2	138.3
Net realized and unrealized investment gains	121.5	45.7	21.8	2.6	191.6
Other revenue	10.5	51.6	26.6	(42.9)	45.8
Total revenues	1,168.0	596.2	454.3	(33.1)	2,185.4
Losses and LAE	563.7	223.6	284.8	—	1,072.1
Insurance and reinsurance acquisition expenses	192.9	90.6	78.5	—	362.0
Other underwriting expenses	157.0	50.3	36.8	—	244.1
General and administrative expenses	14.7	35.8	27.2	40.1	117.8
Interest expense on debt	21.0	13.1	—	3.1	37.2
Total expenses	949.3	413.4	427.3	43.2	1,833.2
Pre-tax income (loss)	$218.7	$182.8	$27.0	$(76.3)	$352.2

Note 11. Investments in Unconsolidated Affiliates

White Mountains’ investments in unconsolidated affiliates represent investments in other companies in which White Mountains has a significant voting and economic interest but does not control the entity.

Millions	June 30, 2010	December 31, 2009
Symetra common shares	$344.9	$269.2
Symetra warrants	27.6	38.5
Symetra	372.5	307.7

Delos	35.5	35.4
Pentelia Capital Management	2.0	1.7
Total investments in unconsolidated affiliates	$410.0	$344.8

Symetra

At December 31, 2009, White Mountains owned 24% of the common shares of Symetra on a fully converted basis, consisting of 17.4 million common shares and warrants to acquire an additional 9.5 million common shares. In January 2010, Symetra completed an initial public offering at a price of $12 per share, with 25.3 million shares sold by Symetra and 9.7 million shares sold by existing shareholders. White Mountains did not sell any of its shares in the offering. As a result of the offering, White Mountains’ fully converted ownership in Symetra has decreased to approximately 20% at March 31, 2010. The issuance of the new Symetra shares at a price below its adjusted book value per share diluted White Mountains’ investment in Symetra’s common shares, resulting in a $16.0 million decrease to White Mountains’ carrying value in Symetra.

White Mountains accounts for its investment in common shares of Symetra using the equity method and accounts for its Symetra warrants as derivatives with changes in fair value recognized through the income statement as an investment gain or loss.  White Mountains uses a Black-Scholes valuation model to determine the fair value of the Symetra warrants. The major assumptions used in valuing the Symetra warrants at June 30, 2010 were a risk free rate of 1.47%, volatility of 25%, an expected life of 4.08 years and a share price of $12 per share.  Symetra’s warrants are not publicly traded. Accordingly, the fair value measurement of the warrants is based on observable and unobservable inputs.  Due to an insufficient history of Symetra’s volatility, it is classified as a Level 3 measurement.

The following table summarizes amounts recorded by White Mountains relating to its investment in Symetra for the three months ended June 30, 2010 and 2009:

	Three Months Ended				Three Months Ended
	June 30, 2010				June 30, 2009
	Common				Common
Millions	Shares		Warrants	Total	Shares	Warrants	Total
Carrying value of investment in Symetra as of March 31	$290.5		$38.5	$329.0	$37.3	$27.7	$65.0
Equity in earnings of Symetra (1)	5.3	(2)	—	5.3	8.3	—	8.3
Net unrealized gains from Symetra’s fixed maturity portfolio	50.0		—	50.0	97.9	—	97.9
Dividends	(.9)		—	(.9)	—	—	—
(Decrease) increase in value of warrants	—		(10.9)	(10.9)	—	3.1	3.1
Carrying value of investment in Symetra as of June 30 (3)	$344.9		$27.6	$372.5	$143.5	$30.8	$174.3

(1)	Equity in earnings is net of tax of $0.
(2)	Includes a $0.3 loss from the dilutive effect of Symetra’s quarterly dividend and the issuance of restricted shares by Symetra.
(3)	Includes White Mountains’ equity in net unrealized gains (losses) from Symetra’s fixed maturity portfolio of $74.0 and $(120.4) as of June 30, 2010 and 2009.

The following table summarizes amounts recorded by White Mountains relating to its investment in Symetra for the six months ended June 30, 2010 and 2009:

	Six Months Ended				Six Months Ended
	June 30, 2010				June 30, 2009
	Common				Common
Millions	Shares		Warrants	Total	Shares	Warrants	Total
Carrying value of investment in Symetra as of January 1	$269.2		$38.5	$307.7	$54.0	$27.3	$81.3
Equity in (losses) earnings of Symetra (1)	(6.2	)(2)	—	(6.2)	9.6	—	9.6
Net unrealized gains from Symetra’s fixed maturity portfolio	82.8	(3)	—	82.8	79.9	—	79.9
Dividends	(.9)		—	(.9)	—	—	—
(Decrease) increase in value of warrants	—		(10.9)	(10.9)	—	3.5	3.5
Carrying value of investment in Symetra as of June 30 (4)	$344.9		$27.6	$372.5	$143.5	$30.8	$174.3

(1)	Equity in earnings is net of tax of $0.
(2)	Includes a $17.9 loss from the dilutive effect of Symetra’s public offering and a $0.6 loss from the dilutive effect of Symetra’s quarterly dividend and issuance of restricted shares by Symetra.
(3)	Includes a $1.9 gain from the dilutive effect of Symetra’s public offering.
(4)	Includes White Mountains’ equity in net unrealized gains (losses) from Symetra’s fixed maturity portfolio of $74.0 and $(120.4) as of June 30, 2010 and 2009.

During the three and six months ended June 30, 2010, White Mountains received cash dividends from Symetra of $0.9 million on its common share investment which is accounted for as a reduction of White Mountains’ investment in Symetra in accordance with equity accounting.  During the three and six months ended June 30, 2010, White Mountains also received cash dividends from Symetra of $0.5 million on its investment in Symetra warrants that was recorded as net investment income.

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

Share-Based Compensation Based on White Mountains Common Shares

WTM Performance Shares

Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Performance share awards vest, subject to the attainment of performance goals, at the end of a three-year period and are valued based on the market value of common shares at the time awards are paid.  The following table summarizes performance share activity for the three and six months ended June 30, 2010 and 2009 for WTM performance shares granted under the WTM Incentive Plan and phantom WTM performance shares granted under subsidiary plans (“WTM Phantom Share Plans”):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	169,026	$17.9	175,141	$1.0	178,984	$12.5	164,179	$4.4
Shares expired (1)	—	—	—	—	(51,978)	—	(51,960)	—
New grants	—	—	4,797	—	49,989	—	71,170	—
Forfeitures and cancellations	—	—	(954)	—	(7,969)	(.3)	(4,405)	—
Expense recognized	—	2.9	—	1.9	—	8.6	—	(1.5)
Ending June 30,	169,026	$20.8	178,984	$2.9	169,026	$20.8	178,984	$2.9

(1)	There were no payments made in 2010 and 2009 for the 2007-2009 and 2006-2008 performance cycles; those performance shares expired.

If 100% of the outstanding WTM performance shares had vested on June 30, 2010, the total additional compensation cost to be recognized would have been $31.0 million, based on current accrual factors (common share price and payout assumptions).

Performance shares granted under the WTM Incentive Plan

The following table summarizes performance shares outstanding and accrued expense for performance shares awarded under the Incentive Plan at June 30, 2010 for each performance cycle:

	Target WTM
	Performance
	Shares	Accrued
Millions, except share amounts	Outstanding	Expense
Performance cycle:
2008 – 2010	44,687	$—
2009 – 2011	61,420	16.3
2010 – 2012	43,890	2.4
Sub-total	149,997	18.7
Assumed forfeitures	(3,750)	(.3)
Total at June 30, 2010	146,247	$18.4

Phantom Performance Shares granted under Phantom Performance Share Plans

The following table summarizes phantom WTM performance shares outstanding and accrued expense for grants made under the Phantom Performance Share Plans at June 30, 2010 for each performance cycle:

	Target WTM
	Phantom
	Performance
	Shares	Accrued
Millions, except share amounts	Outstanding	Expense
Performance cycle:
2008 – 2010	8,249	$—
2009 – 2011	9,015	2.2
2010 – 2012	6,099.3
Sub-total	23,363	2.5
Assumed forfeitures	(584)	(.1)
Total at June 30, 2010	22,779	$2.4

Restricted Shares

At June 30, 2010 and 2009, the Company had 99,470 and 92,620 unvested restricted shares outstanding. The following outlines the unrecognized compensation cost associated with the outstanding restricted share awards for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
Millions, except share amounts	Restricted Shares	Unamortized Grant Date Fair Value	Restricted Shares	Unamortized Grant Date Fair Value	Restricted Shares	Unamortized Grant Date Fair Value	Restricted Shares	Unamortized Grant Date Fair Value
Non-vested,
Beginning of period	99,470	$27.7	90,120	$31.5	92,620	$23.8	53,200	$24.2
Granted	—	—	2,500.5		19,750	6.7	47,820	9.7
Vested	—	—	—	—	(12,650)	—	(8,400)	—
Forfeited	—	—	—	—	(250)	(.1)	—	—
Modified(1)	—	(3.3)	—	—	—	(3.3)	—	—
Expense recognized	—	(3.4)	—	(2.7)	—	(6.1)	—	(4.6)
Non-vested at June 30	99,470	$21.0	92,620	$29.3	99,470	$21.0	92,620	$29.3

(1)

During the first quarter of 2007, White Mountains granted 15,000 restricted shares to the Company’s Chairman and CEO in connection with his hiring that would vest in the event of a change in control of the Company before January 20, 2012. During 2010, the Compensation Committee modified the vesting terms so that the 15,000 restricted shares time vest in three equal annual installments beginning on January 20, 2013.

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

As of June 30, 2010, $21.0 million is expected to be recognized ratably over the remaining vesting periods.  Upon vesting, all restrictions initially placed upon the restricted shares lapse.

Non-Qualified Options

In January 2007, the Company issued 200,000 seven-year Non-Qualified Options to the Company’s Chairman and CEO (the “original grant”) that vest in equal annual installments over five years and that had an initial exercise price of $650 per common share that escalated at an annual rate of 5% less the annual regular dividend rate (the “Escalator”). The fair value of the Non-Qualified Options was $27.2 million at the grant date.  The fair value of the Non-Qualified Options at the grant date was estimated using a closed-form option model using an expected volatility assumption of 29.7%, a risk-free interest rate assumption of 1.1% (or 4.7% less the Escalator), a forfeiture assumption of 0%, an expected dividend rate assumption of 1.4% and a term assumption of seven years.

At the 2010 Annual General Meeting of Members held on May 26, 2010 (the “modification date”),  the Company’s shareholders approved the following amendments to the Non-Qualified Options (the “amended grant”): (1) extend the term of the Non-Qualified Options by three years to January 20, 2017; (2) freeze the exercise price at $742 per common share, the exercise price on February 24, 2010; (3) extinguish 75,000 of the 200,000 Non-Qualified Options; and (4) limit the potential in-the-money value of the Non-Qualified Options in excess of $100 million to 50% of the amount in excess of $100 million.  The fair value of the amended grant was $4.4 million at the modification date, while the fair value of the original grant as of the modification date was $3.5 million. The fair value of the amended grant was estimated using a closed-form option model using an expected volatility assumption of 34.0%, a risk-free interest rate assumption of 2.43%, a forfeiture assumption of 0%, an expected dividend rate assumption of 0.32% and a term assumption of 6.67 years. The fair value of the original grant as of the modification date was estimated using a closed-form option model using an expected volatility assumption of 41.0%, a risk-free interest rate assumption of 1.57%, a forfeiture assumption of 0%, an expected dividend rate assumption of 0.32% and a term assumption of 3.67 years.

Prior to the modification, $18.2 million of the original grant fair value had been amortized into income. In connection with the modification, White Mountains recognized $8.7 million of the remaining $9.0 million of unamortized option expense related to the original grant.  In addition, the $0.9 million excess in the fair value of the amended grant over the original grant at the modification date is required to be amortized through January 2011.  As a result, at the modification date, a total of $1.2 million of compensation expense related to the Non-Qualified Options remained to be amortized through January 2011. At June 30, 2010, the remaining unamortized value was $1.0 million.

For the three and six months ended June 30, 2010, White Mountains recognized a total of $9.7 million and $11.1 million of expense related to amortizing the Non-Qualified Options compared to $1.4 million and $2.7 million of expense in the three and six months ended June 30, 2009.

Incentive Options

The Company had no Incentive Options outstanding at June 30, 2010 and 6,000 Incentive Options outstanding at June 30, 2009.  The 81,000 Incentive Options originally granted to certain key employees on February 28, 2000 (the grant date) under the WTM Incentive Plan were issued at an exercise price equal to the market price of the Company’s underlying common shares on February 27, 2000.  The exercise price escalated by 6% per annum over the life of the Incentive Options. The Incentive Options vested ratably over a ten-year service period. Upon the adoption of FAS 123R (included in ASC 718 and ASC 505), the grant date fair value of the awards as originally disclosed, adjusted for estimated future forfeitures, became the basis for recognition of compensation expense for the Incentive Options. The fair value of each Incentive Option award at the grant date was estimated using a closed-form option model using an expected volatility assumption of 18.5%, a risk-free interest rate assumption of 6.4% and an expected term of ten years.

The following table summarizes the Company’s Incentive Option activity for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions, except share and per share amounts	2010	2009	2010	2009
Opening balance - outstanding Options	—	6,000	2,400	6,000
Forfeited	—	—	—	—
Exercised	—	—	2,400	—
Ending balance - outstanding Options	—	6,000	—	6,000
Outstanding Options - exercisable	—	3,000	—	3,000
Exercise price - outstanding Options at beginning of period	$—	$180.32	$188.43	$177.76
Value of Options exercised (1)	$—	$—	$.3	$—
Exercise price - outstanding Options at June 30,	$—	$183.00	$—	$183.00

(1)	Amount is equal to the number of options exercised multiplied by amount the ending market value exceeds the strike price on the date of exercise.

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

OneBeacon Performance Shares

OneBeacon performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash.  OneBeacon performance share awards vest, subject to the attainment of performance goals, at the end of a three-year period and are valued based on the market value of OneBeacon Ltd. common shares at the time awards are paid.  The following table summarizes performance share activity for the three and six months ended June 30, 2010 and 2009 for OneBeacon performance shares granted under the OneBeacon Incentive Plan:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Target		Target		Target		Target
	Performance		Performance		Performance		Performance
	Shares	Accrued	Shares	Accrued	Shares	Accrued	Shares	Accrued
Millions, except share amounts	Outstanding	Expense	Outstanding	Expense	Outstanding	Expense	Outstanding	Expense
Beginning of period	1,812,337	$16.2	2,318,849	$5.7	2,224,215	$15.1	2,212,313	$4.6
Payments and deferrals (1)	—	—	—	—	(682,344)	(2.3)	(137,400)	—
New awards	6,449	—	29,178	—	278,860	—	377,205	—
Forfeitures and cancellations	(48,363)	(.4)	(70,899)	—	(50,308)	(.4)	(174,990)	(.3)
Expense recognized	—	(.6)	—	2.3	—	2.8	—	3.7
Ending June 30,	1,770,423	$15.2	2,277,128	$8.0	1,770,423	$15.2	2,277,128	$8.0

(1)

OneBeacon performance shares earned for the 2007-2009 performance cycle were at 14.2% of target. OneBeacon performance shares earned for the 2007-2008 performance cycle were at 1.4% of target. Amounts include deposits into OneBeacon’s deferred compensation plan.

If 100% of the outstanding OneBeacon performance shares had been vested on June 30, 2010, the total additional compensation cost to be recognized would have been $13.1 million, based on current accrual factors (common share price and payout assumptions).

The following table summarizes OneBeacon performance shares outstanding awarded under the OneBeacon Incentive Plan at June 30, 2010 for each performance cycle:

	Target OneBeacon
	Performance
	Shares	Accrued
Millions, except share amounts	Outstanding	Expense
Performance cycle:
2008 – 2010	1,181,973	$10.1
2009 – 2011	350,171	4.7
2010 – 2012	278,860.7
Sub-total	1,811,004	15.5
Assumed forfeitures	(40,581)	(.3)
Total at June 30, 2010	1,770,423	$15.2

Non-Qualified Options

In November 2006, in connection with its initial public offering, OneBeacon Ltd. issued to its key employees 1,420,000 Non-Qualified Options to acquire OneBeacon Ltd. common shares at an above-market fixed exercise price. The following table summarizes option activity for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
Millions, except share amounts	Target Options Outstanding	Accrued Expense	Target Options Outstanding	Accrued Expense	Target Options Outstanding	Accrued Expense	Target Options Outstanding	Accrued Expense
Beginning of period	916,827	$4.0	1,148,350	$2.8	1,015,610	$3.6	1,237,872	$2.5
New awards	—	—	—	—	—	—	—	—
Forfeitures and cancellations	(37,044)	—	(40,130)	—	(37,044)	—	(129,652)	—
Vested and expired (1)	—	—	—	—	(98,783)	—	—	—
Exercised	—	—	—	—	—	—	—	—
Expense recognized	—	.1	—	.3	—	.5	—	.6
Ending June 30,	879,783	$4.1	1,108,220	$3.1	879,783	$4.1	1,108,220	$3.1

(1) During the six months ended June 30, 2010, as a result of the Commercial Lines Transaction, 98,783 options vested that were unexercised and expired.

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

Restricted Stock Units

The Non-Qualified Options granted by OneBeacon Ltd., in connection with its initial public offering, did not include a mechanism in the options to reflect the contribution to total return from the regular quarterly dividend. As a result, during the first quarter of 2008, OneBeacon granted 116,270 RSUs to actively employed option holders. The RSUs vest one-third on each of November 9, 2009, 2010 and 2011 subject to, for each vesting tranche of units, the attainment of 4% growth in OneBeacon’s book value per share from January 1, 2008 through the end of the calendar year immediately following the applicable vesting date. The performance goal for the first vesting tranche of units was not attained by the 2009 vesting date and will be reassessed at the 2010 and 2011 vesting dates, consistent with the terms of the RSU plan.  Upon vesting, the RSUs will be mandatorily deferred into one of OneBeacon’s non-qualified deferred compensation plans and will be paid out in 2012 in cash or shares at the discretion of the OB Compensation Committee. The expense associated with the RSUs is being recognized over the vesting period. For the three and six months ended June 30, 2010, OneBeacon recognized $0 million and $0.2 million of expense. For the three and six months ended June 30, 2009 OneBeacon recognized $0.3 million and $0.4 million of expense As of June 30, 2010, there were 78,280 RSUs outstanding.

Note 13. Fair Value of Financial Instruments

White Mountains carries its financial instruments on its balance sheet at fair value with the exception of its fixed-rate, long-term indebtedness and the WMRe Preference Shares, which are recorded as noncontrolling interest.  The following table summarizes the fair value and carrying value of financial instruments as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
OBH Senior Notes	$439.9	$419.5	$605.8	$606.5
WMRe Senior Notes	397.6	399.2	377.7	399.1
WMRe Preference Shares	197.5	250.0	212.5	250.0

Note 14. Subsequent Events

In July 2010, OneBeacon closed the sale of its traditional personal lines business to Tower Group, Inc. (see Note 2).  In the third quarter of 2010, OneBeacon expects to record an after tax gain of approximately $19 million on the sale in addition to a $5.6 million tax benefit booked in the second quarter related to the difference between the tax basis of the companies sold to Tower and the net asset value of those entities under GAAP.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Overview

White Mountains ended the second quarter of 2010 with an adjusted book value per share of $406, a decrease of 1% for the three months and 2% for the six months ended June 30, 2010, including dividends. White Mountains reported adjusted comprehensive loss of $67 million and $118 million for the second quarter and first six months of 2010, compared to adjusted comprehensive income of $236 million and $226 million for the second quarter and first six months of 2009.  Adjusted book value per share decreased by $7 and $9 in the second quarter and first six months of 2010 from foreign currency translation losses, due primarily to the strengthening U.S. dollar, compared to an increase of $5 and $1 from foreign currency translation gains in the second quarter and first six months of 2009.  The results for the second quarter of 2010 were also impacted by $38 million of natural catastrophe losses, including $20 million from the February 2010 earthquake in Chile at White Mountains Re, compared to $10 million of natural catastrophe losses in the second quarter of 2009. The results for the first six months of 2010 were impacted by $204 million of natural catastrophe losses, primarily from the Chile earthquake and winter weather in the Northeastern United States and Europe, compared to $25 million of catastrophe losses from relatively benign weather and few catastrophes in the first six months of 2009.  White Mountains’ GAAP pre-tax total return on invested assets was -0.8% and 0.7% for the second quarter and first six months of 2010, which included -1.1% and -1.4% of currency losses, compared to 4.5% and 4.3% for the corresponding prior year periods, which included 1.0% and 0.4% of foreign currency gains.  During the second quarter and first six months of 2010, White Mountains repurchased and retired 244,090 and 347,409 of its common shares under its share repurchase program for $82 million and $117 million.  These repurchases were completed at an average price of 82% of White Mountains’ June 30, 2010 adjusted book value per share.  As a result, the repurchases increased adjusted book value per share by $2 and $3 in the second quarter and first six months of 2010.  In July 2010, OneBeacon closed the sale of its traditional personal lines business to Tower Group, Inc. In the third quarter of 2010, OneBeacon will record an after tax gain of approximately $19 million on the sale in addition to a $6 million tax benefit booked in the second quarter related to the difference between the tax basis of the companies sold to Tower and the net asset value of those entities under GAAP.

OneBeacon ended the second quarter of 2010 with a book value per share of $14.71, an increase of 1% for both the three and six months ended June 30, 2010, including dividends. OneBeacon reported GAAP combined ratios of 97% and 105% for the second quarter and first six months of 2010, compared to 93% for both the second quarter and first six months of 2009. The increase in OneBeacon’s combined ratio for both periods was primarily due to a higher than usual level of large property claims and catastrophe losses. The second quarter and first six months of 2010 included 2 points and 6 points of catastrophe losses compared to less than 1 point of catastrophe losses in both the second quarter and first six months of 2009.  White Mountains Re reported GAAP combined ratios of 94% and 113% for the second quarter and first six months of 2010 compared to 87% and 83% for the second quarter and first six months of 2009.  The increase in the combined ratio for both periods was primarily due to the increase in catastrophe losses described above.  Esurance reported adjusted combined ratios of 101% and 103% for the second quarter and first six months of 2010 compared to 99% and 101% for the second quarter and first six months of 2009.  The increase in the adjusted combined ratio for both periods was due to a greater incidence of large injury claims, a decline in the average premium per policy on new business, and an increase in catastrophe claims, partially offset by higher favorable loss reserve development. During the first quarter of 2010, Esurance began reporting its adjusted combined ratio, a non-GAAP financial measure.  Esurance’s adjusted combined ratio includes referral fee revenue as a reduction of operating expenses in the calculation in order to better reflect the growing benefit of those fees, which partially offset the cost of Esurance’s advertising.  See “NON-GAAP FINANCIAL MEASURES” on page 55.

Total net written premiums decreased 14% and 9% to $744 million in the second quarter and $1,689 million in the first six months of 2010 compared to $870 million and $1,862 million in the second quarter and first six months of 2009, primarily due to the sale of the renewal rights to OneBeacon’s non-specialty commercial lines business beginning with January 1, 2010 renewals. OneBeacon’s net written premiums were $344 million in the second quarter and $715 million in the first six months of 2010, a decrease of 31% and 26% from the comparable periods of 2009, principally due to the aforementioned sale of non-specialty commercial lines business. OneBeacon’s Specialty Lines premiums increased by 2% for the second quarter and 8% for the first six months, while Personal Lines premiums decreased by 18% for the quarter and 17% for the first six months. White Mountains Re’s net written premiums were $207 million in the second quarter and $549 million in the first six months of 2010, an increase of 8% and 10% from the comparable periods of 2009, primarily due to increases in the trade credit and accident & health lines and the effects of foreign currency translation. Esurance’s net written premiums were $194 million in the second quarter and $425 million in the first six months of 2010, an increase of 7% and 8% from the comparable periods of 2009, due to both improved customer retention and higher new business sales.

Adjusted Book Value Per Share

The following table presents White Mountains’ adjusted book value per share and reconciles this non-GAAP measure to the most comparable GAAP measure. (See NON-GAAP FINANCIAL MEASURES on page 55).

	June 30, 2010	March 31, 2010	Dec. 31, 2009	June 30, 2009
Book value per share numerators (in millions):
White Mountains’ common shareholders’ equity	$3,513.6	$3,598.3	$3,657.4	$3,204.1
Benefits to be received from common share obligations under employee stock option plans(1)	—	—	.4	1.1
Book value per share numerator	3,513.6	3,598.3	3,657.8	3,205.2
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	(73.8)	(23.8)	9.0	120.4
Adjusted book value per share numerator	$3,439.8	$3,574.5	$3,666.8	$3,325.6
Book value per share denominators (in thousands of shares):
Common shares outstanding	8,532.4	8,775.6	8,860.2	8,857.6
Common share obligations under employee stock option plans (1)	—	—	2.4	6.0
Book value per share denominator	8,532.4	8,775.6	8,862.6	8,863.6
Unearned restricted common shares	(58.6)	(69.6)	(59.1)	(76.9)
Adjusted book value per share denominator	8,473.8	8,706.0	8,803.5	8,786.7
Book value per share	$411.79	$410.04	$412.73	$361.61
Adjusted book value per share	$405.94	$410.59	$416.52	$378.48

(1) Assumes conversion of in-the money stock options

Review of Consolidated Results

White Mountains’ consolidated financial results for the three and six months ended June 30, 2010 and 2009 follow:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2010	2009	2010	2009
Gross written premiums	$920.2	$957.2	$2,112.8	$2,102.8
Net written premiums	$744.3	$869.7	$1,689.2	$1,862.0

Revenues
Earned insurance and reinsurance premiums	$859.1	$898.3	$1,723.8	$1,809.7
Net investment income	57.5	77.2	118.1	138.3
Net realized and unrealized investment gains (losses)	1.8	214.9	88.8	191.6
Other revenue — foreign currency translation (loss) gain	(13.7)	26.0	(20.2)	31.4
Other revenue — referral fee revenue	3.8	1.6	7.2	3.6
Other revenue — Tuckerman Fund I and II	5.3	12.1	9.4	30.6
Other revenue	14.6	(11.2)	45.4	(19.8)
Total revenues	928.4	1,218.9	1,972.5	2,185.4
Expenses
Losses and LAE	554.6	528.9	1,257.8	1,072.1
Insurance and reinsurance acquisition expenses	183.0	179.8	368.0	362.0
Other underwriting expenses	100.5	128.7	216.4	244.1
General and administrative expenses	58.6	39.8	99.4	72.7
General and administrative expenses — Tuckerman Fund I and II	4.7	12.7	8.7	30.4
Amortization of AFI purchase accounting adjustments	3.1	4.3	6.7	9.6
Accretion of fair value adjustment to loss and LAE reserves	2.1	2.6	4.2	5.1
Interest expense on debt	14.7	18.3	31.0	37.2
Total expenses	921.3	915.1	1,992.2	1,833.2
Pre-tax income (loss)	7.1	303.8	(19.7)	352.2
Income benefit (expense)	.8	(88.6)	1.0	(100.9)
Equity in earnings (losses) of unconsolidated affiliates	5.3	8.6	(6.3)	9.5
Net income (loss)	13.2	223.8	(25.0)	260.8
Net income attributable to noncontrolling interests	(10.7)	(43.5)	(12.1)	(50.2)
Net income (loss) attributable to White Mountains’ common shareholders	2.5	180.3	(37.1)	210.6
Other comprehensive (loss) income, net of tax	(19.0)	154.6	2.3	97.4
Comprehensive (loss) income	(16.5)	334.9	(34.8)	308.0
Comprehensive income attributable to noncontrolling interests	—	(1.5)	—	(1.8)
Comprehensive (loss) income attributable to White Mountains’ common shareholders	(16.5)	333.4	(34.8)	306.2
Change in equity in net unrealized gains from Symetra’s fixed maturity portfolio	(50.0)	(97.9)	(82.8)	(79.9)
Adjusted comprehensive (loss) income	$(66.5)	$235.5	$(117.6)	$226.3

Consolidated Results —Three Months Ended June 30, 2010 versus Three Months Ended June 30, 2009

White Mountains’ total revenues decreased 24% to $928 million in the second quarter of 2010 compared to $1,219 million in the second quarter of 2009, primarily due to lower net investment gains.  White Mountains reported net realized and unrealized investment gains of $2 million in the second quarter of 2010 compared to $215 million of net realized and unrealized investment gains in the second quarter of 2009. Earned premiums were down 4% in the second quarter of 2010 compared to the second quarter of 2009 as the decrease at OneBeacon was partially offset by increases at White Mountains Re and Esurance.  Net investment income was down 26% to $58 million in the second quarter of 2010, due primarily to lower fixed maturity yields and a reduction in invested assets from the OBH Senior Note repurchases at OneBeacon and the Company’s on-going share repurchase program. Other revenues decreased to $10 million in the second quarter of 2010 from $29 million the second quarter of 2009, due mainly to $14 million of foreign currency translation losses at White Mountains Re in the second quarter of 2010 compared to $26 million of foreign currency translation gains reported in the second quarter of 2009. In addition, during the second quarter of 2010, OneBeacon repurchased $175 million of the OBH Senior Notes at an average price of 106% of par and recognized a loss of $10 million through other revenues as a result.

White Mountains’ total expenses increased 1% to $921 million in the second quarter of 2010 compared to $915 million in the second quarter of 2009. Losses and LAE expenses increased $26 million, or 5%, due primarily to increased catastrophe losses at White Mountains Re and large loss activity at OneBeacon. Other underwriting expenses decreased $28 million, or 22%, due primarily to the reduction in OneBeacon’s book of business resulting from the Commercial Lines Transaction.  General and administrative expenses increased 21% to $63 million in the second quarter of 2010 compared to $53 million in the second quarter of 2009, primarily due to a $12 million increase in the fair value of WM Life Re’s variable annuity death benefits, which are included in the general and administrative expenses of the Other Operations segment, and increased compensation expenses, partially offset by an $8 million decrease related to the deconsolidation of Tuckerman Fund II, effective January 1, 2010.

White Mountains’ income tax benefit (expense) for the second quarter of 2010 and 2009 represented effective tax rates of 11% and (29)%, which differed from the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States and recognition of a tax benefit related to the Personal Lines Transaction, partially offset by an increase in the valuation allowance for the insurance reciprocals.

During the second quarter of 2010, White Mountains repurchased and retired 244,090 of its common shares under its share repurchase program for $82 million at an average share price of $334.95, which was approximately 82% of White Mountains’ June 30, 2010 adjusted book value per share.

Consolidated Results —Six Months Ended June 30, 2010 versus Six Months Ended June 30, 2009

White Mountains’ total revenues decreased 10% to $1,973 million in the first six months of 2010 compared to $2,185 million in the first six months of 2009, primarily due to lower net investment gains and lower earned premiums due to the sale of OneBeacon’s non-specialty commercial lines business.  White Mountains reported net realized and unrealized investment gains of $89 million in the first six months of 2010 compared to $192 million of net realized and unrealized investment gains in the first six months of 2009. Earned premiums were down 5% in the first six months of 2010 compared to the first six months of 2009 as decreases at OneBeacon and White Mountains Re were slightly offset by an increase at Esurance.  Net investment income was down 15% to $118 million in the first six months of 2010, due primarily to lower fixed maturity yields and a reduction in invested assets from the OBH Senior Notes repurchases at OneBeacon and the Company’s on-going share repurchase program.  Other revenues decreased to $42 million in the first six months of 2010 from $46 million the first six months of 2009.  The net effect of the change in the fair value of WM Life Re’s variable annuity liabilities and the fair value of the related derivative contracts reduced other revenues by $1 million in the first six months of 2010 compared to a reduction of $62 million in the first six months of 2009.  In addition, other revenues included $20 million of foreign currency translation losses at White Mountains Re in the first six months of 2010 compared to $31 million of foreign currency translation gains reported in the first six months of 2009.  Other revenues for the first six months of 2010 also included a $13 million gain from White Mountains Re’s acquisition of Central National and a $10 million loss recorded at OneBeacon related to its repurchases of OBH Senior Notes.

White Mountains’ total expenses increased 9% to $1,992 million in the first six months of 2010 compared to $1,833 million in the first six months of 2009. Losses and LAE expenses increased $186 million, or 17%, due to $204 million of natural catastrophe losses in the first six months of 2010, primarily from the Chile earthquake and winter storms in the northeastern United States and Europe, compared to $25 million of catastrophe losses in the first six months of 2009. Other underwriting expenses decreased $28 million, or 11%, due primarily to the reduction in OneBeacon’s book of business resulting from the Commercial Lines Transaction.  General and administrative expenses increased 5% to $108 million in the first six months of 2010 compared to $103 million in the first six months of 2009, primarily due to a $14 million increase in the fair value of WM Life Re’s variable annuity death benefits, which are included in the general and administrative expenses of the Other Operations segment, and increased compensation expenses, partially offset by a $20 million decrease related to the deconsolidation of Tuckerman Fund II, effective January 1, 2010.

White Mountains’ income tax benefit (expense) for the first six months of 2010 and 2009 represented effective tax rates of 5% and (29)%, which differed from the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States and recognition of a tax benefit related to the Personal Lines Transaction, partially offset by an increase in the valuation allowance for the insurance reciprocals.

In January 2010, Symetra completed an initial public offering at a price of $12 per share, with 25.3 million shares sold by Symetra and 9.7 million shares sold by shareholders. White Mountains did not sell any shares in the offering. As a result of the offering, White Mountains’ fully converted ownership in Symetra decreased from approximately 24% at December 31, 2009 to approximately 20% at March 31, 2010.  The issuance of the new Symetra shares at a price below its adjusted book value per share diluted White Mountains’ investment in Symetra’s common shares, resulting in an approximately $2 reduction in White Mountains’ adjusted book value per share.

During the first six months of 2010, White Mountains repurchased and retired 347,409 of its common shares under its share repurchase program for $117 million at an average share price of $337.51, which was approximately 83% of White Mountains’ June 30, 2010 adjusted book value per share.

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

OneBeacon

OneBeacon has completed two transactions that are significant steps in its transformation to a specialty lines insurance company. The transactions freed up significant capital, increased OneBeacon’s financial flexibility and substantially reduced its catastrophe exposure.

Commercial Lines. On December 3, 2009, OneBeacon sold the renewal rights to approximately $490 million in premiums from its non-specialty commercial lines business to The Hanover Insurance Group (“The Hanover”). The transaction included small commercial accounts and the non-specialty portion of the middle-market business, beginning with January 1, 2010 effective dates (the “Commercial Lines Transaction”). As consideration, OneBeacon received $23 million and will receive an additional 10 % of premiums renewed in excess of $200 million for the first renewal period.  OneBeacon continues to manage claims from business written prior to the Commercial Lines Transaction. Through June 30, 2010, OneBeacon also managed claims from business fronted by OneBeacon and reinsured to The Hanover. OneBeacon continues to provide claims system access and first notice of loss service to The Hanover.

Personal Lines.  In July 2010, OneBeacon completed the sale of its traditional personal lines business to Tower Group, Inc. (the “Personal Lines Transaction”) for consideration of approximately $167 million. The transaction included two insurance companies containing the personal lines business and two attorneys-in-fact managing the reciprocal exchanges that write the personal lines business in New York and New Jersey.  Net written premiums for the business sold total approximately $420 million for the year ended December 31, 2009.  In the third quarter of 2010, OneBeacon will record an after tax gain of approximately $19 million on the sale in addition to a $6 million tax benefit booked in the second quarter related to the difference between the tax basis of the companies sold to Tower and the net asset value of those entities under GAAP.

Financial results for OneBeacon for the three and six months ended June 30, 2010 and 2009 follow:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2010	2009	2010	2009
Gross written premiums	$484.8	$552.6	$983.2	$1,083.7
Net written premiums	$343.9	$497.9	$715.4	$967.3

Earned insurance and reinsurance premiums	$428.3	$490.2	$881.5	$978.0
Net investment income	25.0	36.1	53.3	58.0
Net realized and unrealized investment (losses) gains	(14.4)	127.4	28.0	121.5
Other revenue	(2.3)	1.1	4.2	10.5
Total revenues	436.6	654.8	967.0	1,168.0
Losses and LAE	261.9	275.7	595.6	563.7
Insurance and reinsurance acquisition expenses	95.2	97.0	196.6	192.9
Other underwriting expenses	58.5	84.3	132.7	157.0
General and administrative expenses	6.8	6.5	14.5	12.0
Accretion of fair value adjustment to loss and LAE reserves	—	1.3	—	2.7
Interest expense on debt	7.9	10.1	17.0	21.0
Total expenses	430.3	474.9	956.4	949.3
Pre-tax income (loss)	$6.3	$179.9	$10.6	$218.7

The following table presents OneBeacon’s book value per share.

	June 30,	March 31,	Dec. 31,	June 30,
Millions, except per share amounts	2010	2010	2009	2009
OneBeacon’s common shareholders’ equity	$1,392.9	$1,409.6	$1,429.0	$1,284.4
OneBeacon Ltd. common shares outstanding	94.7	95.1	95.1	95.1
OneBeacon book value per share	$14.71	$14.82	$15.03	$13.51

The following tables provide OneBeacon’s GAAP ratios, net written premiums and earned insurance premiums for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30, 2010				Six Months Ended June 30, 2010
GAAP Ratios:	Specialty(1)	Personal	Run-off(2)	Total	Specialty(1)	Personal	Run-off(2)	Total
Loss and LAE	60%	67%	57%	61%	59%	76%	81%	68%
Expense	37	30	41	36	38	33	41	37
Combined	97%	97%	98%	97%	97%	109%	122%	105%
Net written premiums	$237.8	$113.5	$(7.4)	$343.9	$498.1	$225.0	$(7.7)	$715.4
Earned premiums	$241.2	$118.4	$68.7	$428.3	$477.1	$241.2	$163.2	$881.5

	Three Months Ended June 30, 2009				Six Months Ended June 30, 2009
GAAP Ratios:	Specialty(1)	Personal	Run-off(2)	Total	Specialty(1)	Personal	Run-off(2)	Total
Loss and LAE	46%	67%	64%	56%	39%	78%	66%	57%
Expense	39	32	39	37	39	30	38	36
Combined	85%	99%	103%	93%	78%	108%	104%	93%
Net written premiums	$233.6	$137.9	$126.4	$497.9	$463.1	$269.6	$234.6	$967.3
Earned premiums	$224.3	$146.1	$119.8	$490.2	$440.0	$296.3	$241.7	$978.0

(1)

Specialty lines includes Technology, Financial Services, OneBeacon Specialty Property and Property and Inland Marine, which were formerly reported in commercial lines. Prior periods have been reclassified to conform to the current presentation.

(2)

Runoff includes non-specialty commercial businesses subject to the Commercial Lines Transaction that were formerly reported in commercial lines. Prior periods have been reclassified to conform to the current presentation.

Overview

OneBeacon ended the second quarter of 2010 with a book value per share of $14.71, an increase of 1% for both the second quarter and the first six months of 2010, including dividends. OneBeacon’s GAAP combined ratios were 97% and 105% for the second quarter and first six months of 2010 compared to 93% for both the second quarter and first six months of 2009. The increases in the combined ratios were primarily due to a higher than usual level of large property claims and catastrophe losses in several lines. The second quarter of 2010 included $10 million (2 points) of catastrophe losses, primarily related to severe wind and rainstorms in a number of states, compared to $3 million (less than 1 point) of catastrophe losses in the second quarter of 2009. The first six months of 2010 included $54 million (6 points) of catastrophe losses, primarily related to March storms in the northeastern United States, compared to $6 million (less than 1 point) of catastrophe losses in the first six months of 2009.

OneBeacon Results - Three Months Ended June 30, 2010 versus Three Months Ended June 30, 2009

Specialty lines. Net written premiums for specialty lines increased 2% to $238 million in the second quarter of 2010 from $234 million in the second quarter of 2009. The increase reflects a $5 million increase in net written premiums from Entertainment Brokers International (“EBI”), a $3 million increase from OneBeacon Energy (“OBE”), a $3 million increase from collector cars and boats, a $2 million increase from OneBeacon Government Risks (“OBGR”) and a $2 million increase from Specialty Accident & Health (“Specialty A&H”), partially offset by a $4 million decrease in net written premiums from Property and Inland Marine (“PIM”), a $3 million decrease from OneBeacon Professional Insurance (“OBPI”) and a $3 million decrease from OneBeacon Specialty Property (“OBSP”).

The specialty lines combined ratio for the second quarter of 2010 increased to 97% from 85% for the second quarter of 2009. The loss and LAE ratio increased by 14 points to 60% while the expense ratio decreased by 2 points to 37%. The increase in the loss and LAE ratio was primarily due to a higher than usual level of large property claims and catastrophe losses and lower favorable loss reserve development. The loss and LAE ratio for the second quarter of 2010 included 4 points of catastrophe losses, primarily related to severe wind and rainstorms in a number of states compared to 1 point of catastrophe losses in the second quarter of 2009.  The loss and LAE ratio for the second quarter of 2010 was also adversely impacted by several large losses at PIM and EBI.  Further, the loss and LAE ratio the second quarter of 2010 included 3 points of favorable loss reserve development, primarily related to professional liability, compared to 7 points in the second quarter of 2009.

Personal lines. Net written premiums for personal lines decreased 18% to $114 million in the second quarter of 2010 from $138 million in the second quarter of 2009. In traditional personal lines, net written premiums decreased 18% to $95 million, primarily due to declines in new business and lower retention. Net written premiums at AutoOne decreased 17% to $18 million primarily due to actions taken to reduce OneBeacon’s exposure in the voluntary private passenger automobile market.

The personal lines combined ratio for the second quarter of 2010 decreased to 97% from 99% for the second quarter of 2009. The loss and LAE ratio was flat at 67%, while the expense ratio decreased by 2 points to 30%. The loss and LAE ratio included a 6 point increase in current accident year losses, primarily from worse results in the automobile line, which was offset by a 6 point decrease in prior year reserve development.  The second quarter of 2010 included 2 points of favorable loss reserve development compared with 4 points of adverse loss reserve development in second quarter of 2009.  The decrease in the expense ratio was primarily due to lower other underwriting expenses.  As described above, OneBeacon sold its traditional personal lines business in July 2010.

Run-off.  The run-off combined ratio for the second quarter of 2010 decreased to 98% from 103% for second quarter of 2009. The loss and LAE ratio decreased by 7 points to 57%, while the expense ratio increased by 2 points to 41%. The decrease in the loss and LAE ratio was primarily due to 13 points of favorable loss reserve development in the second quarter of 2010, mainly due to lower than expected severity in commercial package business, compared with 6 points of favorable loss reserve development in the second quarter of 2009 related to lower than expected severity in package business and commercial multi-peril. The increase in the expense ratio was primarily because expenses have not decreased proportionately with the reduction in earned premiums as result of the Commercial Lines Transaction.

OneBeacon Results - Six Months Ended June 30, 2010 versus Six Months Ended June 30, 2009

Specialty lines. Net written premiums for specialty lines increased 8% to $498 million in the first six months of 2010 from $463 million in the first six months of 2009. The increase reflects a $26 million increase in net written premiums from OBPI, a $6 million increase from EBI, a $6 million increase from Specialty A&H, a $4 million increase from OBGR and a $4 million increase from collector cars and boats business, partially offset by an $8 million decrease in net written premiums from OBSP and a $3 million decrease from International Marine Underwriters (“IMU”).

The specialty lines combined ratio for the first six months of 2010 increased to 97% from 78% for the first six months of 2009. The loss and LAE ratio increased by 20 points to 59% while the expense ratio decreased by 1 point to 38%. The increase in the loss and LAE ratio was primarily due to a higher than usual level of large property claims and catastrophe losses and lower favorable loss reserve development. The first six months of 2010 included 4 points of catastrophe losses, primarily related to severe wind and rainstorms in the northeastern United States during the first quarter and severe wind and rainstorms in a number of states during the second quarter.  Catastrophe losses in the first six months of 2009 were not significant.  The first six months of 2010 also included the impact of a number of large losses experienced at PIM, IMU and EBI. Further, the first six months of 2010 included 2 points of favorable loss reserve development, primarily related to professional liability, compared to 11 points of favorable loss reserve development in the first six months of 2009.

Personal lines. Net written premiums for personal lines decreased 17% to $225 million in the first six months of 2010 from $267 million in the first six months of 2009. In traditional personal lines, net written premiums decreased 15% to $184 million, primarily due to declines in new business and lower retention. Further, net written premiums at AutoOne decreased 22% to $41 million primarily due to actions taken to reduce OneBeacon’s exposure in the voluntary private passenger automobile market.

The personal lines combined ratio for the first six months of 2010 increased to 109% from 108% for the first six months of 2009. The loss and LAE ratio decreased by 2 points to 76%, while the expense ratio increased by 3 points to 33%. The decrease in the loss and LAE ratio was mainly due to a decrease in prior year reserve development, partially offset by higher catastrophe losses and worse current accident year results in the automobile line. The first six months of 2010 included 1 point of favorable loss reserve development compared with 12 points of adverse loss reserve development in the first six months of 2009.  The first six months of 2010 also included 6 points of catastrophe losses, primarily related to severe March wind and rainstorms in the northeastern United States.  Catastrophe losses in the first six months of 2009 were not significant. The increase in the expense ratio was primarily due to higher policy acquisition expenses and other underwriting expenses, which have not decreased proportionately with the reduction in earned premiums.

Run-off.  The run-off combined ratio for the first six months of 2010 increased to 122% from 104% for the first six months of 2009. The loss and LAE ratio increased by 15 points to 81%, while the expense ratio increased by 3 points to 41%. The increase in the loss and LAE ratio was primarily due to higher than usual levels of catastrophe losses and large losses in the non-specialty commercial business. The first six months of 2010 included 12 points of catastrophe losses, primarily related to severe March wind and rainstorms in the northeastern United States, compared with 1 point of catastrophe losses in the first six months of 2009. Both the first six months of 2010 and 2009 benefitted from 7 points of favorable loss reserve development. The increase in the expense ratio was primarily because expenses have not decreased proportionately with the reduction in earned premiums as result of the Commercial Lines Transaction.

White Mountains Re

Financial results and GAAP combined ratios for White Mountains Re for the three and six months ended June 30, 2010 and 2009 follow:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2010	2009	2010	2009
Gross written premiums	$241.2	$224.0	$703.3	$624.3
Net written premiums	$206.9	$191.7	$549.0	$501.0

Earned insurance and reinsurance premiums	$221.1	$210.7	$433.7	$438.1
Net investment income	22.3	31.4	44.9	60.8
Net realized and unrealized investment gains	26.0	65.8	66.1	45.7
Other revenue - foreign currency translation (losses) gains	(13.7)	26.0	(20.2)	31.4
Other revenue - Tuckerman Fund II (1)	—	7.8	—	20.1
Other revenue	.4	1.4	13.3	.1
Total revenues	256.1	343.1	537.8	596.2
Losses and LAE	140.2	113.7	358.4	223.6
Insurance and reinsurance acquisition expenses	43.3	43.2	84.8	90.6
Other underwriting expenses	23.4	26.1	44.8	50.3
General and administrative expenses - Tuckerman Fund II (1)	—	8.4	—	19.9
General and administrative expenses	6.9	6.3	14.2	13.5
Accretion of fair value adjustment to losses and LAE reserves	2.1	1.3	4.2	2.4
Interest expense on debt	6.5	6.5	13.4	13.1
Total expenses	222.4	205.5	519.8	413.4
Pre-tax income	$33.7	$137.6	$18.0	$182.8

GAAP ratios:
Losses and LAE	64%	54%	83%	51%
Expense	30%	33%	30%	32%
Combined	94%	87%	113%	83%

(1)

As a result of White Mountains’ adoption of the revisions to the guidance for variable interest entities under ASU 2009-17, effective January 1, 2010 White Mountains Re no longer consolidates the results of Tuckerman Fund II. See Note 1.

White Mountains Re Results - Three Months Ended June 30, 2010 versus Three Months Ended June 30, 2009

White Mountains Re’s GAAP combined ratio for the second quarter of 2010 was 94% compared to 87% for the second quarter of 2009. The loss and LAE ratio increased by 10 points, while the expense ratio decreased by 3 points. The increase in the loss and LAE ratio for the quarter is primarily due to $20 million of losses related to the February 2010 Chile earthquake.  During the second quarter of 2010, White Mountains Re increased its estimate for ultimate losses from the Chile earthquake from $110 million to $130 million, mainly as a result of commercial facultative losses, including business interruption.  The decrease in the expense ratio for the quarter was primarily from lower compensation expenses as a result of lower headcount from the reorganization of White Mountains Re’s legal and operating structure in the third quarter of 2009.

The second quarter of 2010 included $24 million (11 points) of natural catastrophe losses, net of reinsurance and reinstatements, compared to $8 million (4 points) in the second quarter of 2009, primarily from storms in Eastern Europe.  The second quarter of 2010 also included $9 million (4 points) of losses from the Deepwater Horizon oil rig. Partially offsetting these losses was $8 million (4 points) of favorable loss reserve development recorded during the second quarter of 2010, compared to minimal loss reserve development in the second quarter of 2009.

White Mountains Re’s gross written premiums increased 8% to $241 million in the second quarter of 2010 from $224 million in the second quarter of 2009, while net written premiums increased 8% to $207 million in the second quarter 2010 from $192 million in the second quarter of 2009.  These increases were primarily due to foreign currency translation ($9 million of the increase in gross written premiums and $6 million of the increase in net written premiums) and increases in the trade credit and accident & health lines of business.  Net earned premiums increased 5% for the second quarter of 2010 to $221 million.

White Mountains Re’s other revenues consisted primarily of $14 million of foreign currency translation losses recorded in the second quarter of 2010 compared to $26 million of foreign currency gains in the second quarter of 2009.  In addition, due to White Mountains’ adoption of ASU 2009-17 effective January 1, 2010, Tuckerman Fund II is no longer consolidated.  In the second quarter of 2009, White Mountains Re reported other revenues of $8 million related to the consolidation of Tuckerman Fund II.

White Mountains Re’s insurance and reinsurance acquisition expenses were flat at $43 million in both the second quarter of 2010 and the second quarter of 2009. Decreased commission expenses in the accident & health and trade credit lines of business were offset by increased acquisition expenses from a higher net earned premium base.

White Mountains Re’s other underwriting expenses decreased by $3 million to $23 million in the second quarter of 2010, primarily due to lower headcount and incentive compensation costs.  General and administrative expenses decreased to $7 million in the second quarter 2010 from $15 million in the second quarter 2009 as a result of the deconsolidation of Tuckerman Fund II.  In the second quarter of 2009, White Mountains Re reported expenses of $8 million related to the consolidation of Tuckerman Fund II.

White Mountains Re Results - Six Months Ended June 30, 2010 versus Six Months Ended June 30, 2009

White Mountains Re’s GAAP combined ratio increased to 113% for the six months ended June 30, 2010 from 83% for the six months ended June 30, 2009. The loss and LAE ratio increased by 32 points, while the expense ratio decreased by 2 points. The increase in the loss and LAE ratio was principally due to increased natural catastrophe losses.  For the first six months of 2010, White Mountains Re recorded natural catastrophe losses of $147 million (34 points), including $130 million of losses from the Chile earthquake as discussed above and $7 million from European storm Xynthia.  For the first six months of 2009, White Mountains Re recorded $19 million (4 points) of natural catastrophe losses, primarily from European winter storm Klaus.  The decrease in the expense ratio for the six months end June 30, 2010 was primarily from lower compensation expenses as a result of lower headcount from the reorganization of White Mountains Re’s legal and operating structure in the third quarter of 2009.

White Mountains Re’s gross written premiums increased 13% to $703 million in the first six months of 2010 from $624 million in the first six months of 2009 primarily due to foreign currency translation ($59 million of the increase) and increases in the trade credit and accident & health lines of business.  Net written premiums increased 10% to $549 million in the first six months of 2010 from $501 million in the first six months of 2009.  Net written premiums increased less than gross written premiums as a result of increased ceded premiums due to the purchase of additional reinsurance in the first six months of 2010, primarily on the property line of business. Despite the increase in net written premiums, during the first six months of 2010 earned premiums declined 1% from the first six months of 2009 due to changes in business mix, most notably a decrease in property catastrophe earned premiums and an increase in trade credit written premiums, which have a longer recognition period.

White Mountains Re’s other revenues consisted primarily of $20 million of foreign currency translation losses recorded in the first six months of 2010 compared to $31 million of foreign currency translation gains in the first six months of 2009.  During the first quarter of 2010, White Mountains Re acquired Central National Insurance Company of Omaha and recorded a pre-tax gain of approximately $13 million that reflects the excess of the fair value of the net assets acquired over the consideration paid and is included in other revenues.  In addition, Tuckerman Fund II is no longer consolidated, as discussed above. In the first six months of 2009, White Mountains Re reported other revenues of $20 million related to the consolidation of Tuckerman Fund II.

White Mountains Re’s insurance and reinsurance acquisition expenses decreased 6% to $85 million in the first six months of 2010 from $91 million in the first six months of 2009. The decrease is primarily due to decreased commission expenses for the accident & health and aviation lines of business.

White Mountains Re’s other underwriting expenses decreased $6 million in the first six months of 2010, primarily due to lower headcount and incentive compensation costs.  General and administrative expenses decreased to $14 million in the first six months of 2010 from $33 million in the first six months of 2009 as a result of the deconsolidation of Tuckerman Fund II.  In the first six months of 2009, White Mountains Re reported expenses of $20 million related to the consolidation of Tuckerman Fund II.

Esurance

Financial results and adjusted combined ratios for Esurance for the three and six months ended June 30, 2010 and 2009 follow:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2010	2009	2010	2009
Gross written premiums	$194.2	$180.6	$426.3	$394.8
Net written premiums	$193.5	$180.1	$424.8	$393.7

Earned insurance and reinsurance premiums	$209.7	$197.4	$408.6	$393.6
Net investment income	6.7	6.2	13.0	12.3
Net realized and unrealized investment gains	1.4	18.1	6.0	21.8
Other revenue — referral fee revenue	3.8	1.6	7.2	3.6
Other revenue	11.2	11.1	22.2	23.0
Total revenues	232.8	234.4	457.0	454.3
Losses and LAE	152.5	139.5	303.8	284.8
Insurance and reinsurance acquisition expenses	44.5	39.6	86.6	78.5
Other underwriting expenses	18.6	18.3	38.9	36.8
General and administrative expenses	9.2	8.4	17.5	17.6
Amortization of AFI purchase accounting adjustments	3.1	4.3	6.7	9.6
Total expenses	227.9	210.1	453.5	427.3
Pre-tax income	$4.9	$24.3	$3.5	$27.0

Adjusted ratios(1):
Losses and LAE	73%	71%	74%	73%
Adjusted expense	28%	28%	29%	28%
Adjusted combined	101%	99%	103%	101%

(1)

Adjusted expense and combined ratios include acquisition expenses net of referral fee revenue. See “NON-GAAP FINANCIAL MEASURES” on page 55 for a reconciliation of Esurance’s adjusted expense ratio and adjusted combined ratio to its GAAP expense and combined ratios.

Esurance Results - Three Months Ended June 30, 2010 versus Three Months Ended June 30, 2009

Esurance’s adjusted combined ratio increased to 101% for the second quarter of 2010 from 99% for the second quarter of 2009.  The loss and LAE ratio increased by 2 points while the adjusted expense ratio was flat.  The increase in the loss and LAE ratio was due to a greater incidence of large injury claims, a decline in average premium per policy on new business and an increase in catastrophe claims, partially offset by favorable loss reserve development.  The second quarter of 2010 included 2 points of favorable prior year loss reserve development compared to half a point of favorable prior year loss reserve development in the second quarter of 2009.  The loss and LAE ratio for the second quarter of 2010 also included one point of catastrophe losses compared to half a point in the prior year quarter.

Esurance’s net written premiums increased by 7% in the second quarter of 2010 to $194 million compared to $180 million in the second quarter of 2009.  The increased premium volume is due to higher new business sales and improved customer retention. New policy sales increased 31% in the second quarter of 2010 compared to the second quarter of 2009 as Esurance’s conversion rate (i.e., the percentage of shoppers that buy policies) improved by three points.  Esurance launched a new advertising campaign at the end of the second quarter aimed at attracting more preferred customers.

The Esurance Segment now has 839,000 policies-in-force, including 324,000 AFI customers and 16,000 homeowners and renters insurance policies.  The Esurance Segment has added approximately 80,000 policies-in-force since June 30, 2009.

Esurance underwrites business in 30 states, which represent about 87% of the market for personal auto insurance premiums written in the United States.  For the quarter ended June 30, 2010, Esurance’s largest states were California (with 21% of gross written premium), Florida (15%), New Jersey (9%), New York (7%) and Texas (5%).  Esurance, through its independent agency platform, AFI, sells policies in 50 states plus the District of Columbia.  For the quarter ended June 30, 2010, AFI’s largest auto insurance states were California (15% of policies-in-force), Texas (8%), Florida (7%), Ohio (4%), and Pennsylvania (4%).

Esurance Results - Six Months Ended June 30, 2010 versus Six Months Ended June 30, 2009

Esurance’s adjusted combined ratio increased to 103% for the first six months of 2010 from 101% for the first six months of 2009 due primarily to the same factors that impacted the loss ratio in the second quarter of 2010 described above.  Esurance’s adjusted expense ratio for the first six months of 2010 of 29% increased by a point compared to the same period in 2009 due to increased marketing expenses.

Esurance’s net written premiums increased by 8% in the first six months of 2010 to $425 million compared to $394 million in the first six months of 2009.  The increased premium volume is due to higher new business sales and improved customer retention. New policy sales increased 35% in the first six months of 2010 compared to the first six months of 2009 as Esurance’s conversion improved by over three points.  Policyholder retention improved in the first six months of 2010, primarily due to fewer and more moderate rate increases compared to last year.

For the first six months of 2010, Esurance’s largest states were California (with 20% of gross written premium), Florida (15%), New Jersey (9%), New York (7%) and Texas (5%).

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

A summary of White Mountains’ financial results from its Other Operations segment for the three and six months ended June 30, 2010 and 2009 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2010	2009	2010	2009
Net investment income	$3.5	$3.5	$6.9	$7.2
Net realized and unrealized investment (losses) gains	(11.2)	3.6	(11.3)	2.6
Other revenue - Tuckerman Fund I	5.3	4.3	9.4	10.5
Other revenue	5.3	(24.8)	5.7	(53.4)
Total revenues	2.9	(13.4)	10.7	(33.1)
General and administrative expenses - Tuckerman Fund I	4.7	4.3	8.7	10.5
General and administrative expenses	35.7	18.6	53.2	29.6
Interest expense — debt	.3	1.7	.6	3.1
Total expenses	40.7	24.6	62.5	43.2
Pre-tax loss	$(37.8)	$(38.0)	$(51.8)	$(76.3)

Other Operations Results - Three Months Ended June 30, 2010 versus Three Months Ended June 30, 2009 and Six Months Ended June 30, 2010 versus Six Months Ended June 30, 2009

White Mountains’ Other Operations segment reported pre-tax loss in the second quarter and first six months of 2010 of $38 million and $52 million, compared to $38 million and $76 million in the second quarter and first six months of last year.  WM Life Re reported $9 million and $12 million of pre-tax loss in the second quarter and first six months compared to $27 million and $58 million of pre-tax loss in the second quarter and first six months of 2009.  For both periods, the improvements at WM Life Re were primarily offset by increased mark-to-market losses on the Symetra warrants and higher incentive compensation expenses.  The value of White Mountains’ investment in Symetra warrants decreased by $11 million in both the second quarter and first six months of 2010 compared to an increase of $3 million and $4 million in the second quarter and first six months of 2009.

As discussed on page 54 under “FAIR VALUE CONSIDERATIONS”, in determining the fair value of the benefit guarantees that WM Life Re reinsures, management makes assumptions about future policyholder surrender rates.  WM Life Re expects the surrender rates to increase in the future as surrender charges decrease.  If actual surrenders are lower than the surrender assumptions used in WM Life Re’s liability valuation model, the liability for the benefit guarantees would increase.  A 50% reduction in the surrender assumptions used in WM Life Re’s valuation model at June 30, 2010 would have increased the fair value of the liability by approximately $34 million.

II. Summary of Investment Results

Investment Returns

For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a more relevant comparison to benchmark returns, while all dollar amounts are presented net of any management fees and trading expenses. A summary of White Mountains’ consolidated pre-tax investment results and gross investment returns versus typical benchmarks for the three and six months ended June 30, 2010 and 2009 follows:

Pre-tax investment results	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2010	2009	2010	2009
Net investment income	$57.5	$77.2	$118.1	$138.3
Net realized and unrealized investment gains	1.8	214.9	88.8	191.6
Net unrealized foreign currency (losses) gains on investments(1)	(128.7)	100.3	(153.6)	44.3
Total GAAP pre-tax investment (losses) gains	$(69.4)	$392.4	$53.3	$374.2

(1) Recognized as a component of other comprehensive income.

Gross investment returns and benchmark returns

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Fixed maturity investments	0.0%	5.3%	1.7%	6.4%
Short-term investments	-0.8%	0.6%	-1.4%	0.4%
Total fixed maturities	-0.2%	4.1%	0.9%	4.8%
Barclay’s U.S. Intermediate Aggregate Index	2.9%	1.7%	4.8%	2.6%

Convertible securities	-1.3%	5.3%	2.9%	5.6%
Common stocks	-5.3%	11.4%	-2.6%	-5.1%
Other long-term investments	-5.1%	6.2%	-1.7%	2.5%
Total equities, convertible securities and other long-term investments	-4.5%	7.5%	-1.2%	0.7%
S&P 500 Index (total return)	-11.4%	15.9%	-6.7%	3.2%

Total consolidated portfolio	-0.8%	4.5%	0.7%	4.3%

White Mountains’ GAAP pre-tax total return on invested assets was -0.8% and 0.7% for the second quarter and first six months of 2010, including -1.1% and -1.4% of foreign currency losses.  This compares to 4.5% and 4.3% for the corresponding prior year periods, which included 1.0% and 0.4% of foreign currency gains. Excluding the effects of foreign currency translation, White Mountains’ fixed income portfolio returned 1.1% and 2.5% for the second quarter and first six months of 2010, lagging the Barclays U.S. Intermediate Aggregate returns of 2.9% and 4.8%, which benefitted from a longer duration and flight to quality during the European sovereign crisis. White Mountains’ equity portfolio, approximately 14% of GAAP invested assets at June 30, 2010, returned -4.5% and -1.2% for the second quarter and first six months of 2010, outperforming the S&P 500 Index return of -11.4% and -6.7%.  White Mountains has been gradually shifting its equity exposure away from convertibles and other long-term investments toward common stocks, a process it intends to continue on an opportunistic basis.

Net investment income was down 26% and 15% to $58 million and $118 million in the second quarter and first six months of 2010, due primarily to lower fixed maturity yields and a reduction in invested assets from the OBH Senior Notes repurchases at OneBeacon and the Company’s on-going share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash and Short-term Investments

Holding company level.  The primary sources of cash for the Company and certain of its intermediate holding companies are expected to be: dividends and tax sharing payments received from its insurance and reinsurance operating subsidiaries; capital raising activities; net investment income; and proceeds from sales and maturities of investments. The primary uses of cash are expected to be: repurchases of the Company’s and OneBeacon Ltd.’s common shares; payments on and repurchases/retirements of its debt obligations; dividend payments to holders of the Company’s common shares, to noncontrolling interest holders of OneBeacon Ltd.’s common shares and to holders of the WMRe Preference Shares; purchases of investments; payments made to tax authorities; contributions to operating subsidiaries; and operating expenses.

Operating subsidiary level.  The primary sources of cash for White Mountains’ insurance and reinsurance operating subsidiaries are expected to be: premium collections; net investment income; proceeds from sales and maturities of investments; contributions from holding companies; and capital raising activities. The primary uses of cash are expected to be: claim payments; policy acquisition costs; purchases of investments; payments on and repurchases/retirements of its debt obligations; dividend and tax sharing payments made to holding companies; and operating expenses.

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

OneBeacon:

Generally, OneBeacon’s regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. Based upon December 31, 2009 statutory surplus of $1.6 billion, OneBeacon’s top tier regulated insurance operating subsidiaries have the ability to pay approximately $157 million of dividends during 2010 without prior approval of regulatory authorities, subject to the availability of unassigned funds. As of March 31, 2010, OneBeacon’s top tier regulated insurance operating subsidiaries had approximately $1.1 billion of unassigned funds. During the first six months of 2010, OneBeacon’s regulated insurance operating subsidiaries paid $311 million of dividends to their immediate parent, including $71 million in ordinary dividends and $240 million in extraordinary dividends.

During the first six months of 2010, OneBeacon’s unregulated insurance operating subsidiaries paid $8 million of dividends to their immediate parent.  As of June 30, 2010, OneBeacon’s unregulated insurance operating subsidiaries had approximately $15 million of net unrestricted cash, short-term investments and fixed maturity investments.

During the first six months of 2010, OneBeacon Ltd. paid $40 million of regular quarterly dividends to its common shareholders. White Mountains received $30 million of these dividends.  As of June 30, 2010, OneBeacon Ltd. and its intermediate holding companies had approximately $176 million of net unrestricted cash, short-term investments and fixed maturity investments outside of its regulated and unregulated insurance operating subsidiaries.

White Mountains Re:

Subject to certain limitations under Swedish law, WMRe Sirius is permitted to transfer all or a portion of its pre-tax income to its Swedish parent companies to minimize taxes (referred to as a group contribution). In 2010, WMRe Sirius intends to transfer approximately $62 million (based on June 30, 2010 SEK to USD exchange rate) of its 2009 pre-tax income to its Swedish parent companies as a group contribution, of which $31 million was transferred during the first six months of 2010.

WMRe Sirius has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, WMRe Sirius has allocated the majority of its pre-tax income, after group contributions to its Swedish parent companies, to the Safety Reserve (see “Safety Reserve” below). As of December 31, 2009, WMRe Sirius had $260 million (based on December 31, 2009 SEK to USD exchange rate) of unrestricted statutory surplus, which is available for distribution in 2010. During the first six months of 2010, WMRe Sirius paid $21 million of cash dividends to its immediate parent.

WMRe America has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. Based upon March 31, 2010 statutory surplus of $828 million, WMRe America would have the ability to pay approximately $83 million of dividends during the following 12 months without prior approval of regulatory authorities, subject to the availability of earned surplus.  However, as of March 31, 2010, WMRe America had negative earned surplus. During the first six months of 2010, WMRe America did not pay any dividends to its immediate parent.

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

During the first six months of 2010, White Mountains Re paid $25 million of cash dividends to its immediate parent. As of June 30, 2010, White Mountains Re and its intermediate holding companies had approximately $113 million of net unrestricted cash, short-term investments and fixed maturity investments and approximately $15 million of other long-term investments outside of WMRe America and WMRe Sirius.

Safety Reserve

Subject to certain limitations under Swedish law, WMRe Sirius is permitted to transfer pre-tax amounts into an untaxed reserve referred to as a safety reserve. At June 30, 2010, WMRe Sirius’ safety reserve amounted to $1.2 billion. Under GAAP, an amount equal to the safety reserve, net of a related deferred tax liability established at the Swedish tax rate of 26.3%, is classified as shareholders’ equity. Generally, this deferred tax liability is only required to be paid by WMRe Sirius if it fails to maintain predetermined levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on WMRe Sirius’ safety reserve ($327 million at June 30, 2010) is included in solvency capital. Access to the safety reserve is restricted to coverage of insurance losses. Access for any other purpose requires the approval of Swedish regulatory authorities. Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the $1.2 billion balance of the safety reserve, without any provision for deferred taxes, in WMRe Sirius’ capital when assessing WMRe Sirius’ financial strength.

Esurance:

Esurance Insurance Company has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on prior years’ statutory net income, excluding realized capital gains, and prior year end statutory surplus, subject to the availability of unassigned funds. Based on 2009 statutory net income, Esurance Insurance Company has the ability to pay $3 million in dividends during 2010 without prior approval of regulatory authorities, subject to the availability of unassigned funds. As of March 31, 2010, Esurance Insurance Company had $37 million of unassigned funds. During the first six months of 2010, Esurance Insurance Company did not pay any dividends to its immediate parent.

During the first six months of 2010, Answer Financial did not pay any dividends to its immediate parent. As of June 30, 2010, Answer Financial had $5 million of net unrestricted cash, short-term investments and fixed maturity investments.

During the first six months of 2010, Esurance did not pay any dividends to its immediate parent. As of June 30, 2010, Esurance had $5 million of net unrestricted cash, short-term investments and fixed maturity investments outside of Esurance Insurance Company and Answer Financial.

Other Operations:

During the first six months of 2010, WM Advisors did not pay any dividends to its immediate parent. As of June 30, 2010, WM Advisors had approximately $20 million of net unrestricted cash, short-term investments and fixed maturity investments.

As of June 30, 2010, the Company and its intermediate holding companies had approximately $167 million of net unrestricted cash, short-term investments and fixed maturity investments and approximately $5 million of common equity securities and other long-term investments included in its Other Operations segment.

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

Insurance float is expected to decrease by approximately $380 million in the third quarter of 2010 as a result of the Personal Lines Transaction.

Although insurance float can be calculated using numbers determined under GAAP, insurance float is not a GAAP concept and, therefore, there is no comparable GAAP measure.

One of the means by which White Mountains calculates its insurance float is by taking its net investment assets and subtracting its total adjusted capital. The following table illustrates White Mountains’ consolidated insurance float position as of June 30, 2010 and December 31, 2009:

($ in millions)	June 30, 2010	December 31, 2009
Total investments	$8,389.3	$9,232.5
Consolidated limited partnership investments(1)	(73.8)	(50.4)
Cash	348.8	366.0
Investments in unconsolidated affiliates	410.0	344.8
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	(73.8)	9.0
Investments classified within assets held for sale	459.6	—
Accounts receivable on unsettled investment sales	87.1	27.6
Accounts payable on unsettled investment purchases	(51.8)	(9.1)
Interest-bearing funds held by ceding companies (2)	84.2	97.3
Interest-bearing funds held under reinsurance treaties (3)	(40.2)	(62.0)
Net investment assets	$9,539.4	$9,955.7

Total White Mountains’ common shareholders’ equity	$3,513.6	$3,657.4
Noncontrolling interest—OneBeacon Ltd.	337.9	351.0
Noncontrolling interest—WMRe Preference Shares	250.0	250.0
Debt	851.7	1,050.7
Total capital (1)	4,953.2	5,309.1
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	(73.8)	9.0
Total adjusted capital	4,879.4	$5,318.1
Insurance float	$4,660.0	$4,637.6
Insurance float as a multiple of total adjusted capital	1.0x	0.9x
Net investment assets as a multiple of total adjusted capital	2.0x	1.9x
Insurance float as a multiple of White Mountains’ common shareholders’ equity	1.3x	1.3x
Net investment assets as a multiple of White Mountains’ common shareholders’ equity	2.7x	2.7x

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

(3) Excludes funds held by White Mountains under reinsurance treaties for which White Mountains does not provide interest credits.

Financing

The following table summarizes White Mountains’ capital structure as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
($ in millions)	2010	2009
OBH Senior Notes, carrying value	$419.5	$606.5
WMRe Senior Notes, carrying value	399.2	399.1
WTM Bank Facility	—	—
WTM Barclays Facility	—	—
Other debt	33.0	45.1
Total debt	851.7	1,050.7
Noncontrolling interest—OneBeacon Ltd.	337.9	351.0
Noncontrolling interest—WMRe Preference Shares	250.0	250.0
Total White Mountains’ common shareholders’ equity	3,513.6	3,657.4
Total capital(1)	4,953.2	5,309.1
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	(73.8)	9.0
Total adjusted capital	$4,879.4	$5,318.1
Total debt to total adjusted capital	17%	20%
Total debt and WMRe Preference Shares to total adjusted capital	23%	24%

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

On June 1, 2010, through a tender offer, OBH purchased and retired $156 million aggregate principal amount of the OBH Senior Notes for an aggregate purchase price of $165 million.

Additionally, during the first six months of 2010, OBH repurchased and retired $30 million of outstanding OBH Senior Notes and OneBeacon Insurance Company purchased $1 million of outstanding OBH Senior Notes. In addition, during the first quarter of 2010, OneBeacon repaid in full the $14 million outstanding under the Atlantic Specialty Note.

At December 31, 2009, White Mountains had a revolving credit facility with a syndicate of lenders administered by Bank of America, N.A. with a total commitment of $417.5 million (the “WTM Bank Facility”) and a revolving credit facility with Barclays Bank PLC (“Barclays”) with a total commitment of $33.3 million (the “WTM Barclays Facility”).  On June 3, 2010, Barclays joined the syndicate of lenders to the WTM Bank Facility and the total commitment under the WTM Bank Facility was raised to $475.0 million.  Barclays joined the WTM Bank Facility under the same terms and conditions as the other lenders.  Simultaneously with the addition of Barclays to the WTM Bank Facility, White Mountains terminated the WTM Barclays Facility.  As of June 30, 2010, the WTM Bank Facility was undrawn.

The WTM Bank Facility contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under these facilities and result in acceleration of principal repayment on any amounts outstanding. At June 30, 2010, White Mountains was in compliance with all of the covenants under the WTM Bank Facility and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

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

The OBH Senior Notes and the WMRe Senior Notes were issued under indentures that contain restrictive covenants which, among other things, limit the ability of the Company, OBH, WMRe Group and their respective subsidiaries to create liens and enter into sale and leaseback transactions and limits the ability of the Company, OBH, WMRe Group and their respective subsidiaries to consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which the Company, OBH or WMRe Group must adhere. At June 30, 2010, White Mountains was in compliance with all of the covenants under the OBH Senior Notes and the WMRe Senior Notes, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

Ratings

In July 2010, Standard and Poor’s lowered the credit ratings on the OBH Senior Notes from “BBB” (Adequate, the ninth highest of twenty-two creditworthiness ratings) on watch negative to “BBB-” (Adequate, the tenth highest of twenty-two creditworthiness ratings) with a stable outlook. At the same time, Standard & Poor’s lowered the insurance financial strength ratings on OneBeacon’s principal insurance operating subsidiaries from “A” (strong, the sixth highest of twenty-one ratings) on watch negative to “A-” (strong, the seventh highest of twenty-one ratings) with a stable outlook. Also in July 2010, Fitch, Inc. changed the outlook on all of White Mountains’ credit and insurance financial strength ratings from negative to stable. We do not expect the changes in ratings or outlooks noted above to have a material impact on our ability to raise new debt or the cost thereof.

Share Repurchase Program

In 2006, White Mountains’ board of directors authorized the Company to repurchase up to 1 million of its common shares, from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. Since the inception of this program, the Company has repurchased and retired 768,020 common shares for $319 million.  During the first six months of 2010, the Company repurchased and retired 347,409 of its common shares under this program for $117 million at an average share price of $338.  The Company did not repurchase any shares under this program during the first six months of 2009.

Cash Flows

Detailed information concerning White Mountains’ cash flows during the six months ended June 30, 2010 and 2009 follows:

For the six months ended June 30, 2010

Financing and Other Capital Activities

During the first quarter of 2010, the Company declared and paid a $9 million cash dividend to its common shareholders.

During the first six months of 2010, the Company repurchased and retired 347,409 of its common shares for $117 million through its share repurchase program and 3,909 of its common shares for $1 million outside of the share repurchase program.

During the first six months of 2010, OneBeacon Ltd. declared and paid $40 million of cash dividends to its common shareholders. White Mountains received a total of $30 million of these dividends.

During the first six months of 2010, OBH repurchased and retired a portion of the outstanding OBH Senior Notes for $196 million and OneBeacon Insurance Company purchased a portion of the outstanding OBH Senior Notes for $1 million.  In addition, during the first quarter of 2010, OneBeacon repaid in full the $14 million outstanding under the Atlantic Specialty Note.

During the first six months of 2010, OneBeacon paid a total of $18 million of interest on the OBH Senior Notes.

During the first six months of 2010, White Mountains Re declared and paid $25 million of cash dividends to its immediate parent.

During the first six months of 2010, White Mountains Re paid $13 million of interest on the WMRe Senior Notes and $9 million of dividends on the WMRe Preference Shares.

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

During the first six months of 2009, the Company paid $1 million of interest under the WTM Bank Facility.

During the first six months of 2009, OneBeacon Ltd. declared and paid $40 million of cash dividends to its common shareholders. White Mountains received a total of $30 million of these dividends.

During the first six months of 2009, OneBeacon repaid the entire $41 million outstanding under its Mortgage Note.

During the first six months of 2009, OBIC purchased a portion of the OBH Senior Notes for $35 million and OBH repurchased a portion of the OBH Senior Notes for $8 million.

During the first six months of 2009, OneBeacon paid a total of $20 million of interest on the OBH Senior Notes.

During the first six months of 2009, White Mountains Re paid $13 million of interest on the WMRe Senior Notes and $9 million of dividends on the WMRe Preference Shares.

During the first six months of 2009, White Mountains Re declared and paid $105 million of cash dividends to its immediate parent, which included $30 million received from its weather risk management business.

During the first six months of 2009, AFI declared and paid $4 million of capital distributions to its immediate parent.

During the first six months of 2009, White Mountains contributed $103 million to WM Life Re and $28 million to Esurance.

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

As of June 30, 2010, approximately 94% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by the outside pricing service to determine fair value. The outside pricing services used by White Mountains have indicated that they will only provide prices where observable inputs are available. White Mountains’ process to validate the market prices obtained from the outside pricing sources includes, but is not limited to, periodic evaluation of model pricing methodologies and monthly analytical reviews of certain prices. White Mountains also periodically performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price. See Note 5 for further discussion of fair value measurements for investment securities.

White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. White Mountains carries the benefit guarantees at fair value. The fair value of the guarantees is estimated using actuarial and capital market assumptions related to the projected discounted cash flows over the term of the reinsurance agreement. The valuation uses assumptions about surrenders/lapse rates, market volatilities and other factors, and includes a risk margin which represents the additional compensation a market participant would require to assume the risks related to the business. The selection of surrender/lapse rates, market volatility assumptions, risk margins and other factors require the use of significant management judgment. Assumptions regarding policyholder behavior, including surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimate. The cost of reinsuring these benefit guarantees may be greater than expected. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value of the liabilities associated with these guarantees that could materially affect results of operations. All of White Mountains’ variable annuity reinsurance liabilities ($538 million) were classified as Level 3 measurements at June 30, 2010.

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

At June 30, 2010 account values, WM Life Re’s surrender assumptions vary from 0.9% currently to 6% when surrender charges drop off, and down to 0.3% near maturity; the average is approximately 2.0% per annum.  The potential increase in the fair value of the liability due to a change in current actuarial assumptions is as follows:

Millions	Increase in fair value of liability
Decrease 50%	$34 million
Decrease 100% (to zero surrenders)	$69 million

NON-GAAP FINANCIAL MEASURES

This report includes five non-GAAP financial measures that have been reconciled to their most comparable GAAP financial measures. White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ results of operations and financial condition.

Adjusted comprehensive income is a non-GAAP financial measure that excludes the change in equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio from comprehensive income. In the calculation of comprehensive income under GAAP, fixed maturity investments are marked-to-market while the liabilities to which those assets are matched are not. Symetra attempts to earn a “spread” between what it earns on its investments and what it pays out on its products. In order to try to fix this spread, Symetra invests in a manner that tries to match the duration and cash flows of its investments with the required cash outflows associated with its life insurance and structured settlements products. As a result, Symetra typically earns the same spread on in-force business whether interest rates fall or rise. Further, at any given time, some of Symetra’s structured settlement obligations may extend 40 or 50 years into the future, which is further out than the longest maturing fixed maturity investments regularly available for purchase in the market (typically 30 years). For these long-dated products, Symetra is unable to fully match the obligation with assets until the remaining expected payout schedule comes within the duration of securities available in the market. If at that time, these fixed maturity investments have yields that are lower than the yields expected when the structured settlement product was originally priced, the spread for the product will shrink and Symetra will ultimately harvest lower returns for its shareholders. GAAP comprehensive income increases when rates decline, which would suggest an increase in the value of Symetra - the opposite of what is happening to the intrinsic value of the business. Therefore, White Mountains’ management and Board of Directors use adjusted comprehensive income when assessing Symetra’s quarterly financial performance. In addition, this measure is typically the predominant component of change in adjusted book value per share, which is used in calculation of White Mountains’ performance for both short-term (annual bonus) and long-term incentive plans. The reconciliation of adjusted comprehensive income to comprehensive income is included on page 38.

Adjusted book value per share is a non-GAAP measure which is derived by expanding the GAAP calculation of book value per White Mountains common share to exclude equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio. In addition, the number of common shares outstanding used in the calculation of adjusted book value per share are adjusted to exclude unearned restricted common shares, the compensation cost of which, at the date of calculation, has yet to be amortized. The reconciliation of adjusted book value per share to GAAP book value per share is included on page 37.

Total capital at White Mountains is comprised of White Mountains’ common shareholders’ equity, debt and noncontrolling interest in OneBeacon Ltd and the WMRe Preference Shares. Total adjusted capital excludes the equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio from total capital. The reconciliation of total capital to total adjusted capital is included on page 50.

Esurance’s adjusted expense ratio and adjusted combined ratio are non-GAAP financial measures. To calculate the adjusted expense ratio and adjusted combined ratio, acquisition expenses are reduced by referral fee revenue. Referral fee revenue, which is recorded as a component of other revenues under GAAP, represents fees that Esurance receives for referring customers for whom it does not write policies to other insurance carriers.  Management believes that Esurance’s adjusted expense ratio and adjusted combined ratio are better measures to evaluate Esurance’s underwriting results than its GAAP expense ratio and GAAP combined ratio because the expenses that are incurred to acquire policyholders at Esurance, particularly advertising expenses, also lead to referral fee revenue.  The reconciliation of Esurance’s adjusted expense ratio and adjusted combined ratio to its GAAP expense ratio and GAAP combined ratio follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
GAAP expense ratio	30%	29%	31%	29%
Referral fees	(2)%	(1)%	(2)%	(1)%
Adjusted expense ratio	28%	28%	29%	28%
GAAP combined ratio	103%	100%	105%	102%
Referral fees	(2)%	(1)%	(2)%	(1)%
Adjusted combined ratio	101%	99%	103%	101%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Refer to White Mountains’ 2009 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”.  As of June 30, 2010, there were no material changes in the market risks as described in White Mountains’ most recent Annual Report.

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

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 30, 2010.

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

Item 1A.                         Risk Factors

There have been no material changes in the Registrant’s risk factors since the Registrant’s most recently filed Form 10-K.

Item 2.                                  Unregistered Sales of Equity Securities and Use of Proceeds.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
January 1 - 31, 2010	2,606	$331.82	—	579,389
February 1 - 28, 2010	37,732	$328.11	36,429	542,960
March 1- 31, 2010	66,890	$350.69	66,890	476,070
April 1 - 30, 2010	53,616	$357.57	53,616	422,454
May 1 - 31, 2010	82,296	$326.58	82,296	340,158
June 1 - 30, 2010	108,178	$329.88	108,178	231,980
Total	351,318	$337.10	347,409	231,980

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

Item 3.                                  Defaults Upon Senior Securities.

None.

Item 4.                                  Other Information.

None.

Item 5.                                  Exhibits.

(a)	Exhibits
	11	-	Statement Re Computation of Per Share Earnings **
	31.1	-	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. *
	31.2	-	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. *
	32.1	-	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
	32.2	-	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
	101.1	-

The following financial information from White Mountains’ Quarterly Report on Form 10Q for the quarter ended June 30, 2010 formatted in XBRL: (i) Consolidated Balance Sheets, June 30, 2010 and December 31, 2009; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), Three and Six Months Ended June 30, 2010 and 2009; (iii) Consolidated Statements of Changes in Equity, Six Months Ended June 30, 2010 and 2009; (iv) Consolidated Statements of Cash Flows, Six Months Ended June 30, 2010 and 2009; and (v) Notes to Consolidated Financial Statements.*

*                                         Included herein

**                                  Not included as an exhibit as the information is contained elsewhere within this report. See Note 9 of the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date: July 30, 2010	By:	/s/ J. Brian Palmer
J. Brian Palmer
Vice President and Chief Accounting Officer