Form 10-Q
period 2010-09-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2010-10-29
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2010

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

As of October 26, 2010, 8,298,947 common shares with a par value of $1.00 per share were outstanding (which includes 99,470 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Millions, except share and per share amounts)	2010	2009
	Unaudited
Assets
Fixed maturity investments, at fair value	$6,085.4	$6,101.2
Short-term investments, at amortized cost (which approximates fair value)	1,348.3	2,098.4
Common equity securities, at fair value	636.0	458.5
Convertible fixed maturity investments, at fair value	156.0	233.1
Other long-term investments	429.7	341.3
Total investments	8,655.4	9,232.5
Cash (restricted: $273.1 and $217.1)	401.2	366.0
Reinsurance recoverable on unpaid losses	2,621.4	2,790.9
Reinsurance recoverable on paid losses	31.9	35.0
Insurance and reinsurance premiums receivable	842.2	785.5
Funds held by ceding companies	120.4	123.1
Investments in unconsolidated affiliates	440.0	344.8
Deferred acquisition costs	241.7	303.8
Deferred tax asset	483.5	564.0
Ceded unearned insurance and reinsurance premiums	252.3	111.1
Accrued investment income	61.6	67.4
Accounts receivable on unsettled investment sales	147.4	27.6
Other assets	694.9	691.5
Total assets	$14,993.9	$15,443.2
Liabilities
Loss and loss adjustment expense reserves	$6,415.9	$6,802.1
Unearned insurance and reinsurance premiums	1,361.6	1,498.5
Debt	818.7	1,050.7
Deferred tax liability	368.1	355.3
Accrued incentive compensation	150.9	204.9
Funds held under reinsurance treaties	83.9	97.4
Ceded reinsurance payable	293.3	92.0
Accounts payable on unsettled investment purchases	110.0	9.1
Other liabilities	1,119.9	991.7
Total liabilities	10,722.3	11,101.7
Shareholders’ equity and noncontrolling interests
White Mountains’ common shareholders’ equity
White Mountains’ common shares at $1 par value per share - authorized 50,000,000 shares; issued and outstanding 8,343,050 and 8,860,150 shares	8.3	8.9
Paid-in surplus	1,370.8	1,436.1
Retained earnings	2,125.9	2,215.9
Accumulated other comprehensive income, after-tax:
Equity in unrealized gains (losses) from investments in unconsolidated affiliates	111.4	(9.0)
Net unrealized foreign currency translation gains	57.4	11.5
Other	(6.0)	(6.0)
Total White Mountains’ common shareholders’ equity	3,667.8	3,657.4
Noncontrolling interests
Noncontrolling interest - OneBeacon Ltd.	292.6	351.0
Noncontrolling interest - WMRe Preference Shares	250.0	250.0
Noncontrolling interest - consolidated limited partnerships and A.W.G Dewar	61.2	83.1
Total noncontrolling interests	603.8	684.1
Total equity	4,271.6	4,341.5
Total liabilities and equity	$14,993.9	$15,443.2

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except per share amounts)	2010	2009	2010	2009
Revenues:
Earned insurance and reinsurance premiums	$732.7	$902.0	$2,456.5	$2,711.7
Net investment income	54.7	66.2	172.8	204.5
Net realized and unrealized investment (losses) gains	(2.5)	170.7	86.3	362.3
Other revenue	36.6	63.8	78.4	109.6

Total revenues	821.5	1,202.7	2,794.0	3,388.1
Expenses:
Loss and loss adjustment expenses	426.1	544.1	1,683.9	1,616.2
Insurance and reinsurance acquisition expenses	153.4	181.9	521.4	543.9
Other underwriting expenses	96.4	122.7	312.8	366.8
General and administrative expenses	48.1	78.6	167.1	196.4
Interest expense on debt	13.2	17.1	44.2	54.3

Total expenses	737.2	944.4	2,729.4	2,777.6

Pre-tax income	84.3	258.3	64.6	610.5

Income tax expense	(17.2)	(73.9)	(16.2)	(174.8)

Income before equity in earnings of unconsolidated affiliates	67.1	184.4	48.4	435.7

Equity in earnings of unconsolidated affiliates	7.9	8.3	1.6	17.8

Net income	75.0	192.7	50.0	453.5
Net income attributable to noncontrolling interests	(24.3)	(33.1)	(36.4)	(83.3)

Net income attributable to White Mountains’ common shareholders	50.7	159.6	13.6	370.2

Comprehensive income, net of tax:
Change in equity in net unrealized gains from investments in unconsolidated affiliates	43.1	127.6	126.4	207.0
Change in foreign currency translation and other	126.9	80.8	45.9	98.8

Comprehensive income	220.7	368.0	185.9	676.0
Comprehensive income attributable to noncontrolling interests	—	.9	—	(.9)
Comprehensive income attributable to White Mountains’ common shareholders	$220.7	$368.9	$185.9	$675.1

Earnings per share attributable to White Mountains’ common shareholders
Basic earnings per share	$6.01	$18.02	$1.57	$41.85

Diluted earnings per share	6.01	18.02	1.57	41.84

Dividends declared and paid per White Mountains’ common share	$—	$—	$1.00	$1.00

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Unaudited

	White Mountains’ Common Shareholders’ Equity
		Common		Accum. other
	Common	shares and		comprehensive	Non-
	shareholders’	paid-in	Retained	income (loss),	controlling
(Millions)	equity	surplus	earnings	after-tax	interest

Balances at December 31, 2009	$3,657.4	$1,445.0	$2,215.9	$(3.5)	$684.1

Cumulative effect adjustment - ASU 2009-17	(.4)	—	(.4)	—	(22.8)
Tax basis change due to intercompany transfer	(10.4)	—	(4.4)	(6.0)	—
Net income	13.6	—	13.6	—	36.4
Other comprehensive income, after-tax	172.3	—	—	172.3	—
Dividends declared on common shares	(8.8)	—	(8.8)	—	—
Dividends to noncontrolling interests	—	—	—	—	(80.5)
Repurchases and retirements of common shares	(178.2)	(88.2)	(90.0)	—	—
Issuances of common shares	.8	.8	—	—	—
Net distributions to noncontrolling interests	—	—	—	—	(13.5)
Amortization of restricted share and option awards	21.5	21.5	—	—	.1

Balances at September 30, 2010	$3,667.8	$1,379.1	$2,125.9	$162.8	$603.8

	White Mountains’ Common Shareholders’ Equity
		Common		Accum. other
	Common	shares and		comprehensive	Non-
	shareholders’	paid-in	Retained	income (loss),	controlling
(Millions)	equity	surplus	earnings	after-tax	interest

Balances at December 31, 2008	$2,898.8	$1,428.2	$1,751.9	$(281.3)	$613.7

Cumulative effect adjustment - Symetra FAS 115-2	—	—	3.0	(3.0)	—
Net income	370.2	—	370.2	—	83.3
Other comprehensive income, after-tax	304.9	—	—	304.9	.9
Dividends declared on common shares	(8.9)	—	(8.9)	—	—
Dividends to noncontrolling interests	—	—	—	—	(29.1)
Issuances of common shares	.2	.2	—	—	—
Net contributions from noncontrolling interests	—	—	—	—	1.4
Amortization of restricted share and option awards	12.1	12.1	—	—	.2

Balances at September 30, 2009	$3,577.3	$1,440.5	$2,116.2	$20.6	$670.4

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended
	September 30,
(Millions)	2010	2009

Cash flows from operations:
Net income	$50.0	$453.5
Charges (credits) to reconcile net (loss) income to net cash provided from (used for) operations:
Net realized and unrealized investment gains	(86.3)	(362.3)
Other operating items:
Net change in loss and loss adjustment expense reserves	(227.7)	(553.6)
Net change in reinsurance recoverable on paid and unpaid losses	244.1	241.3
Net change in unearned insurance and reinsurance premiums	67.8	.7
Net change in funds held by ceding companies	14.5	63.9
Net change in deferred acquisition costs	24.6	1.7
Net change in ceded unearned premiums	(157.4)	(2.9)
Net change in funds held under reinsurance treaties	(15.6)	5.6
Net change in insurance and reinsurance premiums receivable	(121.8)	(46.2)
Net change in ceded reinsurance payable	198.9	34.6
Net change in other assets and liabilities, net	(12.2)	120.3

Net cash used for operations	(21.1)	(43.4)

Cash flows from investing activities:
Net change in short-term investments	232.9	(23.6)
Sales of fixed maturity and convertible fixed maturity investments	1,832.2	1,909.6
Maturities, calls and paydowns of fixed maturity and convertible fixed maturity investments	1,487.6	898.8
Sales of common equity securities	111.6	302.0
Distributions and redemptions of other long-term investments	26.5	66.5
Contributions to other long-term investments	(75.0)	(17.9)
Purchases of common equity securities	(246.6)	(42.6)
Purchases of fixed maturity and convertible fixed maturity investments	(3,022.9)	(2,810.2)
Purchases of consolidated and unconsolidated affiliates, net of cash acquired	(4.9)	—
Sales of consolidated and unconsolidated affiliates	166.6	—
Net change in unsettled investment purchases and sales	(18.9)	83.9
Net acquisitions of property and equipment	(6.2)	(12.2)

Net cash provided from investing activities	482.9	354.3

Cash flows from financing activities:
Repayment of debt	(14.0)	(242.8)
Repurchase of debt	(197.3)	(63.2)
Settlement of interest rate swap	—	(7.4)
Cash dividends paid to the Company’s common shareholders	(8.8)	(8.9)
Cash dividends paid to OneBeacon Ltd.’s noncontrolling common shareholders	(71.2)	(14.7)
Cash dividends paid on White Mountains Re Group, Ltd. Preference Shares	(9.4)	(9.4)
Common shares repurchased	(178.2)	—
OneBeacon Ltd. common shares repurchased and retired	(10.5)	—
Proceeds from issuances of common shares	.8	.2

Net cash used for financing activities	(488.6)	(346.2)

Effect of exchange rate changes on cash	6.0	6.8

Net decrease in cash during the period	(20.8)	(28.5)
Cash balances at beginning of period (excludes restricted cash balances of $217.1 and $225.7)	148.9	183.9
Cash balances at end of period (excludes restricted cash balances of $273.1 and $102.7)	$128.1	$155.4

Supplemental cash flows information:
Interest paid	$(49.6)	$(50.8)
Net (income tax payments to) income tax receipts from national governments	$(10.6)	$27.3

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

The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of U.S. based property and casualty insurance companies (collectively “OneBeacon”), most of which operate in a multi-company pool. OneBeacon historically offered specialty, commercial and personal products and services sold primarily through independent agents and brokers. However, OneBeacon recently completed two transactions that represent significant steps in its transformation into a specialty lines company.  On December 3, 2009, OneBeacon sold the renewal rights to its non-specialty commercial lines business and, in July 2010, sold its traditional personal lines business (See Note 2).  As of September 30, 2010 and December 31, 2009, White Mountains owned 76.0% and 75.4% of OneBeacon Ltd.’s outstanding common shares.

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

The Esurance segment consists of Esurance Holdings, Inc., its subsidiaries and Answer Financial Inc. (“Answer Financial” or “AFI”) (collectively, “Esurance”).  Esurance writes personal auto insurance directly to customers online, in call centers and through select online agents.  Esurance generates additional revenues from referral fees, which Esurance receives for referring shoppers to other insurance carriers and aggregators.  Answer Financial, which White Mountains acquired during 2008, is one of the largest independent personal insurance agencies that sell insurance online and in call centers.  Answer Financial sells insurance for both Esurance and unaffiliated insurance companies.

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

The percentage of the noncontrolling ownership interests in OneBeacon Ltd. at September 30, 2010 and December 31, 2009 was 24.0% and 24.6%.

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

Recently Issued Accounting Pronouncements

Policy Acquisition Costs

On October 13, 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (ASC 944). The new standard changes the types of policy acquisition costs that are eligible for deferral. Specifically, the new guidance limits deferrable costs to those that are incremental direct costs of contract acquisition and certain costs related to acquisition activities performed by the insurer, such as underwriting, policy issuance and processing, medical and inspection costs and sales force contract selling. The ASU defines incremental direct costs as those costs that result directly from and were essential to the contract acquisition and would not have been incurred absent the acquisition. Accordingly, under the new guidance, deferrable acquisition costs are limited to costs related to successful contract acquisitions. Acquisition costs that are not eligible for deferral are to be charged to expense in the period incurred.

ASU 2010-26 is effective for interim periods and annual fiscal years beginning after December 15, 2011 and may be applied prospectively or retrospectively.  White Mountains currently defers certain costs associated with contract acquisition that will likely not meet the criteria for deferral under ASU 2010-26 when it is adopted, but is still in the process of determining the expected effect on its financial position, results of operations and cash flows.

Note 2. Significant Transactions

OneBeacon Personal Lines Sale

In July 2010, OneBeacon completed the sale of its traditional personal lines business (the “Personal Lines Transaction”) to Tower Group, Inc. (“Tower”). The Personal Lines Transaction included two insurance companies, York Insurance Company of Maine (“York”) and Massachusetts Homeland Insurance Company (“MHIC”), through which the majority of the traditional personal lines business was written on a direct basis.  Subsequent to the transaction, OneBeacon cedes to Tower, on a 100% quota share basis, traditional personal lines business not directly written by York and MHIC; and OneBeacon assumes, on a 100% quota share basis, non-traditional personal lines business written directly by York.  The Personal Lines Transaction also included two attorneys-in-fact managing the reciprocal insurance exchanges (“reciprocals”) that wrote the traditional personal lines business in New York and New Jersey, the surplus notes issued by the New York and New Jersey reciprocals and the remaining renewal rights to certain other traditional personal lines insurance policies.  The sale of the two attorneys-in-fact and the transfer of the surplus notes triggered deconsolidation of the reciprocals by White Mountains.  OneBeacon and Tower also entered into a Transition Services Agreement (“TSA”), pursuant to which OneBeacon provides certain services to Tower during a three-year term.

OneBeacon received $166.6 million as consideration, which was based upon the carrying value of the traditional personal lines business as of July 1, 2010.  For the nine months ended September 30, 2010, OneBeacon recorded an after-tax net gain of $24.6 million on the sale that is comprised of $8.5 million included in other revenues and a $16.1 million tax benefit. OneBeacon’s second quarter financial statements included $5.6 million of the tax benefit, which related to the difference between the tax basis of the companies sold as part of the Personal Lines Transaction and the net asset value of those entities under GAAP.  The purchase price is subject to post-closing adjustments. Net written premiums for the business sold were approximately $420 million for the year ended December 31, 2009.

As a result of both the Commercial and Personal Lines Transactions, the OneBeacon qualified pension plan (the “Qualified Plan”) experienced a partial plan settlement which required re-measurement of the remaining accumulated plan benefits in accordance with ASC 715. OneBeacon’s discount rate assumption used to account for the Qualified Plan reflects the rate at which the benefit obligation could effectively be settled. Based on consideration of published yields for high quality long-term corporate bonds, U.S. Treasuries, insurance company annuity contract pricings, and cash flow matching analysis utilizing the Citigroup Pension Discount Curve and Liability Index, the discount rate utilized for the revaluation of the Qualified Plan obligations was 4.75% as compared to 5.50% at December 31, 2009. As a result of the partial settlement and re-measurement, the Company recognized a loss of $0.2 million through pre-tax income and a pre-tax loss of $0.5 million through other comprehensive income. The remaining Qualified Plan liabilities, which are primarily attributable to Qualified Plan participants who remain actively employed by OneBeacon are approximately $88.4 million.

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

Note 3.  Loss and Loss Adjustment Expense Reserves

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activities of White Mountains’ insurance subsidiaries for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2010	2009	2010	2009
Gross beginning balance	$6,643.3	$6,999.8	$6,802.1	$7,400.1
Less beginning reinsurance recoverable on unpaid losses	(2,778.6)	(2,825.0)	(2,790.9)	(3,050.4)
Net loss and LAE reserves	3,864.7	4,174.8	4,011.2	4,349.7

Loss and LAE reserves acquired — Central National	—	—	17.6	—
Loss and LAE reserves sold — OneBeacon Personal Lines(1)	—	—	(231.0)	—

Loss and LAE incurred relating to:
Current year losses	455.6	587.5	1,759.9	1,698.0
Prior year losses	(29.5)	(43.4)	(76.0)	(81.8)
Total incurred losses and LAE	426.1	544.1	1,683.9	1,616.2

Accretion of fair value adjustment to loss and LAE reserves	2.0	3.5	6.2	8.6
Foreign currency translation adjustment to loss and LAE reserves	39.9	13.4	6.7	24.0

Loss and LAE paid relating to:
Current year losses	(272.7)	(277.1)	(687.4)	(662.9)
Prior year losses	(265.5)	(339.2)	(1,012.7)	(1,216.1)
Total loss and LAE payments	(538.2)	(616.3)	(1,700.1)	(1,879.0)

Net ending balance	3,794.5	4,119.5	3,794.5	4,119.5
Plus ending reinsurance recoverable on unpaid losses	2,621.4	2,834.1	2,621.4	2,834.1
Gross ending balance	$6,415.9	$6,953.6	$6,415.9	$6,953.6

(1)          In the second quarter of 2010, $231.0 of net loss and LAE reserves related to the Personal Lines Transaction were reclassified to net liabilities held for sale.  The Personal Lines Transaction closed in July 2010.

Loss and LAE incurred relating to prior year losses for the three and nine months ended September 30, 2010

During the three and nine months ended September 30, 2010, White Mountains experienced $29.5 million and $76.0 million of net favorable loss reserve development.

For the three and nine months ended September 30, 2010, OneBeacon had net favorable loss reserve development of $11.8 million and $36.1 million.  The favorable loss reserve development was primarily due to lower than expected severity on losses related to professional liability lines, commercial package business and other general liability lines.

For the three and nine months ended September 30, 2010, White Mountains Re had net favorable loss reserve development of $13.5 million and $26.9 million.  The favorable loss reserve development at WMRe was primarily due to short-tailed lines of business, primarily property, accident & health, and aviation at WMRe Sirius.

For the three and nine months ended September 30, 2010, Esurance had net favorable loss reserve development of $4.2 million and $13.0 million.  The favorable loss reserve development was primarily due to automobile liability coverages for accident years 2008 and 2009.

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

White Mountains recognized $2.0 million and $6.2 million of charges for the three and nine months ended September 30, 2010, and $3.5 million and $8.6 million for the three and nine months ended September 30, 2009.  As of September 30, 2010, the pre-tax un-accreted adjustment was $23.3 million.

Note 4. Third Party Reinsurance

In the normal course of business, White Mountains’ insurance and reinsurance subsidiaries may seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. White Mountains remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.

OneBeacon

At September 30, 2010, OneBeacon had $14.9 million of reinsurance recoverables on paid losses and $2,119.3 million (gross of $180.0 million in purchase accounting adjustments) that will become recoverable if claims are paid in accordance with current reserve estimates. The collectability of balances due from OneBeacon’s reinsurers is critical to OneBeacon’s financial strength because reinsurance contracts do not relieve OneBeacon of its primary obligation to its policyholders. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. Uncollectible amounts historically have not been significant.

The following table provides a listing of OneBeacon’s top reinsurers, excluding industry pools and associations, based upon recoverable amounts, the percentage of total paid and unpaid reinsurance recoverables and the reinsurer’s A.M Best Company, Inc. (“A.M. Best”) rating.

Top Reinsurers (Millions)	Balance at September 30, 2010	% of Total	A.M. Best Rating(1)
National Indemnity Company and General Reinsurance Corporation (2)	$1,618.4	76%	A++
Tower Insurance Company	70.6	3%	A-
Tokio Marine and Nichido Fire (3)	69.0	3%	A++
Hanover Insurance Company	41.9	2%	A
Munich Reinsurance America	36.3	2%	A+

(1)

A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen ratings), “A+” (Superior, which is the second highest of fifteen ratings), “A” (Excellent, which is the third highest of fifteen ratings), and “A-” (Excellent, which is the fourth highest of fifteen ratings).

(2)

Includes $320.2 of Third Party Recoverables (as defined below), which NICO (as defined below) would pay under the terms of the NICO Cover (as defined below) if they are unable to collect from third party reinsurers. OneBeacon also has an additional $8.6 of Third Party Recoverables from various reinsurers, the majority of which are rated “A” or better by A.M. Best.

(3)

Includes $41.8 of reinsurance recoverables from various third party reinsurers that are guaranteed by Tokio Marine and Nichido Fire under the terms of a 100% quota share reinsurance agreement between Houston General Insurance Company and Tokio Marine and Nichido Fire.

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

Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables (“Third Party Recoverables”) from certain of OneBeacon’s third party reinsurers in existence at the time the NICO Cover was executed. As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. White Mountains estimates that on an incurred basis, net of Third Party Recoverables, as of September 30, 2010 it has used approximately $2.2 billion of the coverage provided by NICO.  Through September 30, 2010, $1.4 billion of these incurred losses have been paid by NICO. Since entering into the NICO Cover, approximately 5% ($110 million), of the $2.2 billion of utilized coverage from NICO related to uncollectible Third Party Recoverables. To the extent that actual experience differs from White Mountains’ estimate of ultimate A&E losses and Third Party Recoverables, future losses could utilize some or all of the protection remaining under the NICO Cover.

Pursuant to the GRC Cover, OneBeacon is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OneBeacon intends to only seek reimbursement from GRC for claims which result in payment patterns similar to those supporting its recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OneBeacon on its own investments. This cost, if any, is expected to be nominal.  During the three and nine months ended September 30, 2010, $61.3 million was billed to and collected from GRC under the GRC Cover.

Effective July 1, 2010, OneBeacon renewed its property catastrophe reinsurance program through June 30, 2011. The program provides coverage for OneBeacon’s personal and commercial property business as well as certain acts of terrorism. Under the program, the first $80.0 million of losses resulting from any single catastrophe are retained and the next $195.0 million of losses resulting from the catastrophe are reinsured. Any loss above $275.0 million would be retained. In the event of a catastrophe, OneBeacon’s property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.

OneBeacon had entered into a 30% quota share agreement with a group of reinsurers that ran from January 1, 2009 through December 31, 2009, and had renewed the agreement effective January 1, 2010. Through June 30, 2010 OneBeacon ceded $25.6 million of written premiums from its Northeast homeowners business written through OBIC and its subsidiary companies, along with Adirondack and NJSIA.  Effective July 1, 2010, the closing date of the Personal Lines Transaction, the agreement was amended to remove OneBeacon as a signatory.  OneBeacon ceded $16.5 million and $46.5 million under this quota share agreement during the three and nine months ended September 30, 2009.

White Mountains Re

At September 30, 2010, White Mountains Re had $13.9 million of reinsurance recoverables on paid losses and $652.7 million of reinsurance that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve White Mountains Re of its obligation to its ceding companies, the collectability of balances due from its reinsurers is critical to White Mountains Re’s financial strength. White Mountains Re monitors the financial strength of its reinsurers on an ongoing basis. The following table provides a listing of White Mountains Re’s top reinsurers based upon recoverable amounts, the percentage of total paid and unpaid reinsurance recoverables and the reinsurers’ A.M. Best ratings.

Top Reinsurers (Millions)	Balance at September 30, 2010	% of Total	A.M. Best Rating (1)	% Collateralized
Imagine Re (2)	$112.1	17%	NR-5	100%
Lloyds of London(3)	85.0	13%	A	3%
Olympus (2)(4)	58.0	9%	NR-5	100%
London Life (2)	52.9	8%	A	100%
General Reinsurance Corporation	45.7	7%	A++	2%

(1)	A.M. Best ratings as detailed above are: “NR-5” (Not formally followed), “A++” (Superior, which is the highest of fifteen ratings), and “A” (Excellent, which is the third highest of fifteen ratings).
(2)	Non-U.S. insurance entities. Balances are fully collateralized through funds held, letters of credit or trust agreements.
(3)	Represents the total of reinsurance recoverables due to White Mountains Re from all Lloyds Syndicates.
(4)	Gross of $2.0 due to Olympus Reinsurance Company Ltd. (“Olympus”) under an indemnity agreement with WMRe America.

Note 5.  Investment Securities

White Mountains’ invested assets consist of securities and other long-term investments held for general investment purposes.  The portfolio of investment securities includes fixed maturity investments and equity securities which are all classified as trading securities. Trading securities are reported at fair value as of the balance sheet date.  Realized and unrealized investment gains and losses on trading securities are reported pre-tax in revenues. White Mountains’ investments in debt securities, including mortgage-backed and asset-backed securities, are generally valued using industry standard pricing models. Key inputs include benchmark yields, benchmark securities, reported trades, issuer spreads, bids, offers, credit ratings and prepayment speeds. Income on mortgage-backed and asset-backed securities is recognized using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the estimated economic life is recalculated and the remaining unamortized premium or discount is amortized prospectively over the remaining economic life.

Realized gains and losses resulting from sales of investment securities are accounted for using the specific identification method.  Premiums and discounts on all fixed maturity investments are accreted or amortized to income over the anticipated life of the investment.  Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized cost, which approximated fair value as of September 30, 2010 and December 31, 2009.

Other long-term investments comprise White Mountains’ investments in limited partnerships and limited liability corporations, which primarily consists of hedge funds and private equity funds.

Net Investment Income

Pre-tax net investment income for the three and nine months ended September 30, 2010 and 2009 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2010	2009	2010	2009
Investment income:
Fixed maturity investments	$52.6	$70.4	$165.6	$201.5
Short-term investments	.9	1.3	3.7	5.0
Common equity securities	2.9	.3	7.5	3.1
Convertible fixed maturity investments	.5	2.4	4.7	6.1
Other long-term investments	1.1	3.7	1.6	3.7
Interest on funds held under reinsurance treaties	(.5)	(9.3)	(2.2)	(7.0)
Total investment income	57.5	68.8	180.9	212.4
Less third-party investment expenses	(2.8)	(2.6)	(8.1)	(7.9)
Net investment income, pre-tax	$54.7	$66.2	$172.8	$204.5

Net Realized and Unrealized Investment Gains and Losses

White Mountains recognized $(2.5) million and $86.3 million of net realized and unrealized investment (losses) gains for the three and nine months ended September 30, 2010 and $170.7 million and $362.3 million for the three and nine months ended September 30, 2009.

Net realized investment gains (losses)

Net realized investment gains (losses) for the three and nine months ended September 30, 2010 and 2009 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2010	2009	2010	2009
Fixed maturity investments	$34.6	$12.3	$68.6	$(17.1)
Short-term investments	—	—	—	.2
Common equity securities	(14.2)	—	6.2	(46.5)
Convertible fixed maturity investments	6.2	1.4	20.3	3.6
Other long-term investments	(20.2)	20.9	(36.4)	(.6)
Net realized investment gains (losses), pre-tax	6.4	34.6	58.7	(60.4)
Income taxes attributable to realized investment gains (losses)	(4.7)	(6.9)	(20.6)	22.1
Net realized investment gains (losses), after-tax	$1.7	$27.7	$38.1	$(38.3)

Net unrealized investment gains (losses)

The following table summarizes changes in the carrying value of investments measured at fair value:

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
Millions	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings
Fixed maturities	$9.3	$(81.2)	$(71.9)	$50.7	$(53.6)	$(2.9)
Short-term investments	—	1.4	1.4	—	.6	.6
Common equity securities	68.4	(10.8)	57.6	33.9	(9.7)	24.2
Convertible fixed maturity investments	3.6	—	3.6	(8.1)	—	(8.1)
Other long-term investments	9.0	(8.6)	.4	20.5	(6.7)	13.8
Net unrealized investment gains (losses), pre-tax	90.3	(99.2)	(8.9)	97.0	(69.4)	27.6
Income taxes attributable to unrealized investment gains (losses)	(23.9)	25.8	1.9	(28.3)	18.4	(9.9)
Net unrealized investment gains (losses), after-tax	$66.4	$(73.4)	$(7.0)	$68.7	$(51.0)	$17.7

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
Millions	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings
Fixed maturities	$152.7	$(58.3)	$94.4	$383.7	$(75.7)	$308.0
Short-term investments	.1	.3	.4	(.2)	1.3	1.1
Common equity securities	22.3	(8.5)	13.8	46.5	(9.7)	36.8
Convertible fixed maturity investments	33.0	—	33.0	43.4	—	43.4
Other long-term investments	(.2)	(5.3)	(5.5)	39.4	(6.0)	33.4
Net unrealized investment gains (losses), pre-tax	207.9	(71.8)	136.1	512.8	(90.1)	422.7
Income taxes attributable to unrealized investment gains (losses)	(65.9)	20.2	(45.7)	(164.8)	22.9	(141.9)
Net unrealized investment gains (losses), after-tax	$142.0	$(51.6)	$90.4	$348.0	$(67.2)	$280.8

The following table summarizes the amount of total pre-tax gains (losses) included in earnings attributable to unrealized investment gains (losses) for Level 3 investments for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2010	2009	2010	2009
Fixed maturities	$3.3	$24.2	$9.5	$49.3
Common equity securities	2.5	6.3	(20.0)	11.2
Convertible fixed maturities	—	—	—	.1
Other long-term investments	8.5	(3.5)	37.4	34.7
Total unrealized investment gains (losses), pre-tax - Level 3 investments	$14.3	$27.0	$26.9	$95.3

Investment Holdings

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses and carrying values of White Mountains’ fixed maturity investments as of September 30, 2010 and December 31, 2009, were as follows:

	September 30, 2010
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$468.1	$16.0	$—	$(.8)	$483.3
Debt securities issued by corporations	2,025.0	143.6	(1.1)	(35.8)	2,131.7
Municipal obligations	5.2	.1	—	—	5.3
Mortgage-backed and asset-backed securities	2,353.5	41.6	(3.7)	(19.8)	2,371.6
Foreign government, agency and provincial obligations	993.6	16.7	(.5)	(4.9)	1,004.9
Preferred stocks	83.0	5.7	(.1)	—	88.6
Total fixed maturity investments	$5,928.4	$223.7	$(5.4)	$(61.3)	$6,085.4

	December 31, 2009
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$779.6	$19.7	$(.3)	$.1	$799.1
Debt securities issued by corporations	2,318.2	126.5	(10.2)	(9.4)	2,425.1
Municipal obligations	4.7	.2	—	—	4.9
Mortgage-backed and asset-backed securities	2,066.4	34.2	(27.9)	4.2	2,076.9
Foreign government, agency and provincial obligations	697.5	19.6	(.3)	4.2	721.0
Preferred stocks	73.7	.8	(.3)	—	74.2
Total fixed maturity investments	$5,940.1	$201.0	$(39.0)	$(.9)	$6,101.2

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses and carrying values of White Mountains’ common equity securities, convertible fixed maturities and other long-term investments as of September 30, 2010 and December 31, 2009, were as follows:

	September 30, 2010
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
Common equity securities	$568.7	$72.7	$(7.1)	$1.7	$636.0
Convertible fixed maturities	$142.0	$14.1	$(.1)	$—	$156.0
Other long-term investments	$383.2	$64.2	$(12.0)	$(5.7)	$429.7

	December 31, 2009
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
Common equity securities	$415.5	$40.2	$(8.5)	$11.3	$458.5
Convertible fixed maturities	$210.9	$22.3	$(.1)	$—	$233.1
Other long-term investments	$309.0	$51.3	$(19.9)	$.9	$341.3

Other long-term investments

White Mountains holds investments in hedge funds and private equity funds, which are included in other long-term investments. The fair value of these investments has been estimated using the net asset value of the funds. At September 30, 2010, White Mountains held limited partnership and limited liability corporation investments in 20 hedge funds and 33 private equity funds. The largest investment in a single fund was $54.9 million at September 30, 2010. The following table summarizes investments in hedge funds and private equity interests by investment objective and sector at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Hedge funds
Long/short equity	$97.0	$—	$100.1	$—
Long/short credit & distressed	41.7	—	37.3	—
Long/short equity REIT	24.5	—	21.3	—
Long diversified strategies	23.7	—	23.1	—
Long/short equity activist	15.1	—	10.8	—
Long bank loan	9.4	—	8.8	—
Total hedge funds	211.4	—	201.4	—

Private equity funds
Distressed residential real estate	48.1	3.8	9.2	40.9
Multi-sector	24.2	11.5	21.6	13.6
Energy infrastructure & services	23.3	11.2	30.3	17.3
Manufacturing/Industrial	17.3	—	—	—
International multi-sector, Europe	12.6	5.6	12.4	5.5
Private equity secondaries	10.2	4.2	6.9	5.1
Real estate	9.2	4.8	11.1	5.9
Insurance	6.2	41.3	6.3	41.2
International multi-sector, Asia	4.7	2.7	4.7	2.8
Banking	3.3	—	4.2	.1
Venture capital	2.3	1.0	2.8	1.0
Healthcare	1.5	7.9	.1	9.6
Total private equity funds	162.9	94.0	109.6	143.0

Total hedge and private equity funds included in other long-term investments	$374.3	$94.0	$311.0	$143.0

Redemption of investments in certain hedge funds is subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions.  Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. The following summarizes the September 30, 2010 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Notice Period
Millions Redemption frequency	30-59 days notice	60-89 days notice	90-119 days notice	120+ days notice	Total
Monthly	$—	$—	$—	$5.9	$5.9
Quarterly	19.3	39.9	18.0	—	77.2
Semi-annual	54.9	4.4	24.4	—	83.7
Annual	23.7	.1	11.4	9.4	44.6
Total	$97.9	$44.4	$53.8	$15.3	$211.4

Certain of the hedge fund investments in which White Mountains is invested are no longer active and are in process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund’s underlying investments are liquidated.  At September 30, 2010, distributions of $12.9 million were outstanding from these investments. The actual amount of the final distribution remittances remain subject to market fluctuations. The date at which such remittances will be received is not determinable at September 30, 2010.

White Mountains has also submitted redemption requests for certain of its investments in active hedge funds.  At September 30, 2010 redemptions of $16.1 million have been submitted.  White Mountains expects to receive these funds within the next 12 months.  Redemptions are recorded as receivables when approved by the hedge funds and when no longer subject to market fluctuations.

Investments in private equity funds are generally subject to a “lock-up” period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investments. In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors. At September 30, 2010, investments in private equity funds were subject to lock-up periods as follows:

Millions	1-3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private Equity Funds – expected lock-up period remaining	$27.2	$48.1	$69.9	$17.7	$162.9

Fair value measurements at September 30, 2010

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

In addition to the investments described above, White Mountains has $76.3 million and $51.4 million of investment-related liabilities recorded at fair value and included in other liabilities as of September 30, 2010 and December 31, 2009.  These liabilities relate to securities that have been sold short by limited partnerships in which White Mountains has investments and is required to consolidate under GAAP.  All of the liabilities included have been deemed to have a Level 1 designation.

Fair Value Measurements by Level

The following tables summarize White Mountains’ fair value measurements for investments at September 30, 2010 and December 31, 2009, by level.  The fair value measurements for derivative assets associated with White Mountains’ variable annuity business are presented in Note 8.

	September 30, 2010
Millions	Fair value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
US Government and agency obligations	$483.3	$415.1	$67.3	$.9
Debt securities issued by corporations
Consumer	733.6	—	732.9	.7
Industrial	533.7	—	533.7	—
Financials	226.6	4.1	222.5	—
Communications	240.4	—	240.4	—
Energy	114.3	—	114.3	—
Basic materials	126.6	—	126.6	—
Utilities	132.2	—	132.2	—
Technology	24.3	—	24.3	—
	2,131.7	4.1	2,126.9	.7

Municipal obligations	5.3	—	5.3	—
Mortgage-backed and asset-backed securities	2,371.6	—	2,339.4	32.2
Foreign government, agency and provincial obligations	1,004.9	98.3	906.6	—
Preferred stocks	88.6	—	17.9	70.7
Fixed maturities	6,085.4	517.5	5,463.4	104.5

Financials	209.4	141.6	1.0	66.8
Basic materials	103.2	102.0	1.2	—
Consumer	112.6	112.2	.4	—
Energy	51.8	51.8	—	—
Utilities	51.1	47.9	—	3.2
Technology	26.1	25.8	.3	—
Other	81.8	29.8	51.6	.4
Common equity securities	636.0	511.1	54.5	70.4

Short-term investments	1,348.3	1,324.8	23.5	—
Convertible fixed maturity investments	156.0	—	156.0	—
Other long-term investments(1)	388.9	—	—	388.9
Total investments	$8,614.6	$2,353.4	$5,697.4	$563.8

(1)   Excludes carrying value of $40.8 associated with other long-term investment limited partnerships accounted for using the equity method.

	December 31, 2009
Millions	Fair value		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
US Government and agency obligations	$799.1		$725.7	$72.5	$.9
Debt securities issued by corporations
Consumer	961.7		—	961.0	.7
Industrial	533.2		—	533.2	—
Financials	255.8		—	250.6	5.2
Communications	248.5		—	248.5	—
Energy	153.4		—	153.4	—
Basic materials	129.4		—	129.4	—
Utilities	118.0		—	118.0	—
Technology	25.1		—	25.1	—
	2,425.1		—	2,419.2	5.9

Municipal obligations	4.9		—	4.9	—
Mortgage-backed and asset-backed securities	2,076.9		—	2,034.6	42.3
Foreign government, agency and provincial obligations	721.0		112.4	608.6	—
Preferred stocks	74.2		—	4.2	70.0
Fixed maturities	6,101.2		838.1	5,144.0	119.1

Financials	171.5		99.2	1.0	71.3
Basic materials	53.0		51.8	1.2	—
Consumer	38.6		38.6	—	—
Energy	30.5		28.1	—	2.4
Utilities	27.7		27.7	—	—
Other	133.2		36.4	48.3	48.5
Common equity securities	454.5	(1)	281.8	50.5	122.2

Short-term investments	2,098.4		2,091.9	6.5	—
Convertible fixed maturity investments	233.1		—	233.1	—
Other long-term investments	325.6	(2)	—	—	325.6
Total investments	$9,212.8		$3,211.8	$5,434.1	$566.9

(1)   Excludes carrying value of $4.0 associated with common equity securities accounted for using the equity method.

(2)   Excludes carrying value of $15.7 associated with other long-term investment limited partnerships accounted for using the equity method.

Debt securities issued by corporations

The following table summarizes the ratings of the corporate debt securities held in White Mountains’ investment portfolio as of September 30, 2010 and December 31, 2009:

Millions	September 30, 2010	December 31, 2009
AAA	$1.4	$7.3
AA	204.2	274.3
A	804.5	725.1
BBB	1,094.1	1,336.3
BB	27.5	64.9
Other	—	17.2
Debt securities issued by corporations	$2,131.7	$2,425.1

Mortgage-backed, Asset-backed Securities

White Mountains purchases commercial and residential mortgage-backed securities to maximize its fixed income portfolio’s risk adjusted returns in the context of a diversified portfolio. White Mountains’ non-agency commercial mortgage-backed portfolio (“CMBS”) is generally short tenor, fixed rate and structurally senior, with more than 30 points of subordination on average for fixed rate CMBS and more than 50 points of subordination on average for floating rate CMBS as of September 30, 2010.  In general, subordination represents the percentage principal loss on the underlying collateral that would be absorbed by other securities lower in the capital structure before the more senior security incurs any loss. White Mountains believes these levels of protection will mitigate the risk of loss tied to the refinancing challenges facing the commercial real estate market.  As of September 30, 2010, on average approximately 7% of the underlying loans were reported as non-performing for all CMBS held by White Mountains. White Mountains is not an originator of residential mortgage loans and held less than $0.1 million of residential mortgage-backed securities (“RMBS”) categorized as sub-prime as of September 30, 2010. In addition, White Mountains’ investments in hedge funds and private equities contain negligible amounts of sub-prime mortgage-backed securities at September 30, 2010. White Mountains considers sub-prime mortgage-backed securities to have underlying loan pools that exhibit weak credit characteristics, or those that are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., White Mountains considers investments backed primarily by second-liens to be a sub-prime risk regardless of credit scores or other metrics).

White Mountains categorizes mortgage-backed securities as “non-prime” (also called “Alt A” or “A-”) that are backed by collateral that has overall credit quality between prime and sub-prime based on White Mountains’ review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of September 30, 2010, $18.4 million of White Mountains’ mortgage-backed security holdings were classified as non-prime, with more than 20 points of subordination on average.  White Mountains’ non-agency residential mortgage-backed portfolio is generally of moderate average life, fixed rate and structurally senior. White Mountains does not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

	September 30, 2010			December 31, 2009
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
GNMA	$1,385.4	$1,359.7	$25.7	$808.7	$808.7	$—
FNMA	286.6	286.6	—	342.9	342.9	—
FHLMC	83.9	83.9	—	182.1	182.1	—
Total Agency(1)	1,755.9	1,730.2	25.7	1,333.7	1,333.7	—
Non-agency:
Residential	102.3	95.8	6.5	148.2	148.2	—
Commercial	185.4	185.4	—	376.5	334.2	42.3
Total Non-agency	287.7	281.2	6.5	524.7	482.4	42.3

Total mortgage-backed securities	2,043.6	2,011.4	32.2	1,858.4	1,816.1	42.3
Other asset-backed securities:
Credit card receivables	152.1	152.1	—	61.2	61.2	—
Vehicle receivables	175.5	175.5	—	156.5	156.5	—
Other	.4	.4	—	.8	.8	—
Total other asset-backed securities	328.0	328.0	—	218.5	218.5	—
Total mortgage and asset-backed securities	$2,371.6	$2,339.4	$32.2	$2,076.9	$2,034.6	$42.3

(1)          Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage Securities

The security issuance years of White Mountains’ investments in non-agency RMBS and non-agency CMBS securities as of September 30, 2010 are as follows:

		Security Issuance Year
Millions	Fair Value	2001	2003	2004	2005	2006	2007	2010
Non-agency RMBS	$102.3	$—	$5.5	$.2	$4.7	$51.5	$33.9	$6.5
Non-agency CMBS	185.4	11.1	5.5	—	27.3	5.0	136.5	—
Total	$287.7	$11.1	$11.0	$.2	$32.0	$56.5	$170.4	$6.5

Non-agency Residential Mortgage Securities

The classification of the underlying collateral quality and the tranche levels of White Mountains non-agency RMBS securities are as follows as of September 30, 2010:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate(3)
Prime	$83.8	$52.0	$31.8	$—
Non-prime	18.4	17.1	1.3	—
Sub-prime	.1	—	.1	—
Total	$102.3	$69.1	$33.2	$—

(1)          At issuance, Super Senior were rated AAA and were senior to other AAA bonds.

(2)          At issuance, Senior were rated AAA and were senior to non-AAA bonds.

(3)          At issuance, Subordinate were not rated AAA and were junior to AAA bonds.

Non-agency Commercial Mortgage Securities

The amount of fixed and floating rate securities and their tranche levels of White Mountains’ non-agency CMBS securities are as follows as of September 30, 2010:

Millions	Fair Value	Super Senior (1)	Senior(2)	Subordinate(3)
Fixed rate CMBS	$142.9	$126.3	$5.5	$11.1
Floating rate CMBS	42.5	37.5	—	5.0
Total	$185.4	$163.8	$5.5	$16.1

(1)   At issuance, Super Senior were rated AAA and were senior to other AAA bonds.

(2)   At issuance, Senior were rated AAA and were senior to non-AAA bonds.

(3)   At issuance, Subordinate were not rated AAA and were junior to AAA bonds.

Rollforward of Fair Value Measurements by Level

White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturities at September 30, 2010 are comprised of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.

The following table summarizes the changes in White Mountains’ fair value measurements by level for the nine months ended September 30, 2010:

			Level 3 Investments
Millions	Level 1 Investments	Level 2 Investments	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other long- term investments	Total
Balance at December 31, 2009	$3,211.8	$5,434.1	$119.1	$122.2	$—	$325.6	$9,212.8
Total realized and unrealized gains (losses)(1)	76.8	136.7	5.1	(7.4)	—	17.1	228.3
Amortization/Accretion	1.0	(28.3)	(1.7)	—	—	—	(29.0)
Purchases(2)	15,693.4	3,430.6	32.1	.2	—	59.6	19,215.9
Sales	(16,635.2)	(3,294.9)	(25.3)	(44.6)	—	(28.4)	(20,028.4)
Transfers in	5.6	24.8	—	—	—	15.0	45.4
Transfers out	—	(5.6)	(24.8)	—	—	—	(30.4)
Balance at September 30, 2010	$2,353.4	$5,697.4	$104.5	$70.4	$—	$388.9	$8,614.6

(1)          Includes unrealized foreign exchange gains and losses recognized as a component of other comprehensive income in reporting currency translation.

(2)          Includes investments acquired as part of the Central National acquisition.

Fair Value Measurements — transfers between levels - Nine-month period ended September 30, 2010

Transfers in of $15.0 million represent the deconsolidation of White Mountains’ investment in Tuckerman Fund II due to the adoption of revisions to the guidance for variable interest entities under ASU 2009-17 (see Note 1).   In addition, during the first nine months of 2010, three securities which had been classified as Level 3 measurements at December 31, 2009 were recategorized as Level 2 measurements because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available at September 30, 2010. These measurements comprise “Transfers out” of $24.8 million in fixed maturities for the period ended September 30, 2010.  One security that was classified as a Level 2 investment in the prior periods due to restrictions on selling the security was transferred to a Level 1 investment when the restrictions lapsed during the quarter.  This represents the “Transfers Out” of $5.6 million within Level 2 investments.

Securities Lending

During 2009, White Mountains exited its securities lending programs. White Mountains had participated in securities lending programs through both OneBeacon and White Mountains Re as a mechanism for generating additional investment income.

In February 2009, OneBeacon amended the terms of its securities lending program to give it more control over the investment of borrowers’ collateral and to segregate the assets supporting that collateral from a collective investment vehicle managed by the lending agent into separate accounts.  Accordingly, purchases and sales of invested assets held in the separate accounts as well as changes in the payable to the borrower for the return of collateral are reflected in the investing and financing sections of the cash flow statement commencing with the quarter ended March 31, 2009.  As of September 30, 2010, all loaned securities under the OneBeacon program had been returned except for two illiquid instruments for which OneBeacon holds $1.7 million in collateral.

As of September 30, 2010, all loaned securities under the White Mountains Re program had been returned to White Mountains Re and all collateral held by White Mountains Re had been returned to borrowers.

White Mountains recorded net realized and unrealized investment gains (losses) of $(0.5) million and $8.0 million for the three and nine months ended September 30, 2009 associated with its securities lending programs.

Note 6.  Debt

Refer to the Company’s 2009 Annual Report on Form 10-K for a complete discussion regarding White Mountains’ debt obligations as of December 31, 2009. White Mountains’ debt outstanding as of September 30, 2010 and December 31, 2009 consisted of the following:

Millions	September 30, 2010	December 31, 2009
OBH Senior Notes, at face value	$419.9	$607.1
Unamortized original issue discount	(.4)	(.6)
OBH Senior Notes, carrying value	419.5	606.5

WMRe Senior Notes, at face value	400.0	400.0
Unamortized original issue discount	(.8)	(.9)
WMRe Senior Notes, carrying value	399.2	399.1

WTM Bank Facility	—	—
WTM Barclays Facility	—	—
Sierra Note	—	31.1
Atlantic Specialty Note	—	14.0
Total debt	$818.7	$1,050.7

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

During the first quarter of 2010, OBH repurchased and retired $11.5 million of outstanding OBH Senior Notes for $11.9 million, which resulted in a $0.5 million loss. During the first quarter of 2010, OBIC purchased $1.1 million of outstanding OBH Senior Notes for $1.1 million.  At September 30, 2010, White Mountains was in compliance with all of the covenants under the OBH Senior Notes.

Bank Facilities

At December 31, 2009, White Mountains had a revolving credit facility with a syndicate of lenders administered by Bank of America, N.A. with a total commitment of $417.5 million (the “WTM Bank Facility”) and a revolving credit facility with Barclays Bank PLC (“Barclays”) with a total commitment of $33.3 million (the “WTM Barclays Facility”).  On June 3, 2010, Barclays joined the syndicate of lenders to the WTM Bank Facility and the total commitment under the WTM Bank Facility was raised to $475.0 million.  Barclays joined the WTM Bank Facility under the same terms and conditions as the other lenders.  Simultaneously with the addition of Barclays to the WTM Bank Facility, White Mountains terminated the WTM Barclays Facility.  As of September 30, 2010, the WTM Bank Facility was undrawn.  At September 30, 2010, White Mountains was in compliance with all of the covenants under the WTM Bank Facility.

Sierra Note

During the first quarter of 2010, the principal of the note issued in connection with White Mountains Re’s acquisition of the Sierra Insurance Group Companies in 2004 (the “Sierra Note”) increased by $1.9 million as a result of favorable development on the reserves acquired.  Pursuant to the terms of the Berkshire Exchange, White Mountains Re is indemnified by Berkshire for all amounts due under the Sierra Note, except for interest due from its issue date through December 31, 2007.

On September 15, 2010, White Mountains paid Sierra $42.8 million on the Sierra Note which consisted of $33.0 million for the principal repayment and $9.8 million relating to accrued interest.  Berkshire reimbursed White Mountains $36.7 million, which was comprised of the $33.0 million principal balance and $3.7 million of accrued interest.

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

White Mountains’ income tax expense for the three months and nine months ended September 30, 2010 represented effective tax rates of 20.4% and 25.1%.  The effective tax rate for the three and nine months ended September 30, 2010 was lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States and recognition of a tax benefit related to the Personal Lines Transaction, partially offset by an increase in the valuation allowance for the insurance reciprocals.

White Mountains’ income tax expense for the three and nine months ended September 30, 2009 represented an effective tax rate of 28.6% for both periods.  The effective tax rate for the three and nine months ended September 30, 2009 was lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States.

In arriving at the effective tax rate for the three and nine months ended September 30, 2010, White Mountains forecasted the change in unrealized investment gains (losses) and realized investment gains (losses) for the year ending December 31, 2010 and included these gain (losses) in the effective tax rate calculation pursuant to ASC 740-270.  In arriving at the effective tax rate for the three and nine months ended September 30, 2009, White Mountains treated the change in unrealized investment gains (losses) and realized investment gains (losses) as discrete items separate from the other components of pre-tax income (loss). Therefore, the expense (benefit) of these net gains (losses) was calculated at the statutory rate applicable to the jurisdiction in which the gains (losses) were recorded.  The changes in unrealized investment gains (losses) and realized investment gains (losses) were treated as discrete items due to the inability to reliably estimate these amounts for the full year of 2009.

White Mountains records a valuation allowance against deferred tax assets if it becomes more likely than not that all or a portion of a deferred tax asset will not be realized.  In determining whether or not a valuation allowance, or change therein, is warranted, White Mountains considers factors such as prior earnings history, expected future earnings, carry-back and carry-forward periods and strategies that if executed would result in the realization of a deferred tax asset.  As of September 30, 2010, the net U.S. deferred tax assets were $335.4 million.  During the next twelve months, it is possible that certain planning strategies will no longer be sufficient to utilize the entire deferred tax asset, which could result in material changes to White Mountains’ valuation allowance on deferred tax assets and tax expense.  Utilization of the deferred tax asset is dependent on future profitability and generation of net capital gains.

During the third quarter, White Mountains transferred a portion of its investment in Symetra’s common shares in a taxable exchange to subsidiaries in different tax jurisdictions resulting in a new tax basis in the investment.  Any change in the tax basis of an investment resulting from a taxable exchange between entities under common control is charged directly to other comprehensive income or to related components of shareholders’ equity.  Accordingly, White Mountains recorded a $6.0 million reduction to accumulated other comprehensive income and a $4.4 million reduction to retained earnings.

White Mountains classifies all interest and penalties on unrecognized tax benefits as part of income tax expense.  With few exceptions, White Mountains is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2005.

The Internal Revenue Service (“IRS”) is conducting an examination of income tax returns for 2005 and 2006 for certain U.S. subsidiaries of OneBeacon and Esurance.  On July 30, 2010, White Mountains received Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2005 and 2006, which assessed an additional $5.5 million of tax. The estimated total assessment, including interest and utilization of alternative minimum and foreign tax credit carryovers, is $23.9 million. White Mountains disagrees with the adjustments proposed by the IRS and intends to defend its position. The timing of the resolution of these issues is uncertain, however, it is reasonably possible that the resolution could occur within the next 12 months.  An estimate of the range of potential outcomes cannot be made at this time. When ultimately settled, White Mountains does not expect the resolution of this examination to result in a material change to its financial position.

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

Note 8. Variable Annuity Reinsurance

White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. At September 30, 2010 and December 31, 2009, the total guarantee value was approximately ¥238.6 billion (approximately $2.9 billion at exchange rates on that date) and ¥241.7 billion (approximately $2.6 billion at exchange rates on that date). The collective account values of the underlying variable annuities were approximately 83% and 88% of the guarantee value at September 30, 2010 and December 31, 2009.  The following table summarizes the pre-tax operating results of WM Life Re for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2010	2009	2010	2009
Fees, included in other revenues	$7.7	$7.3	$22.3	$21.1
Change in fair value of variable annuity liability, included in other revenues(1)	(53.5)	(20.2)	(204.7)	61.0
Change in fair value of derivatives, included in other revenues	(15.7)	7.4	114.7	(137.4)
Foreign exchange, included in other revenues	10.4	8.8	16.0	(2.3)
Other investment income and gains (losses)	(.2)	3.0	(.7)	2.2
Total revenues	(51.3)	6.3	(52.4)	(55.4)
Change in fair value of variable annuity death benefit liabilities, included in other expenses	.3	(.2)	(5.8)	7.4
Death benefit claims paid, included in other expenses	(.6)	(.6)	(1.4)	(1.8)
General and administrative expenses	(1.4)	(1.3)	(5.0)	(4.0)
Pre-tax (loss) income	$(53.0)	$4.2	$(64.6)	$(53.8)

(1)          For the three and nine months ended September 30, 2010 the change in the fair value of the variable annuity liability included $47.7 of losses associated with a change in projected surrender assumptions.  For the nine months ended September 30, 2009 the change in the fair value of the variable annuity liability included $22.4 of losses recognized in the first quarter associated with a change in projected surrender assumptions.

All of White Mountains’ variable annuity reinsurance liabilities were classified as Level 3 measurements at September 30, 2010. The following table summarizes the changes in White Mountains’ variable annuity reinsurance liabilities and derivative instruments for the three and nine month periods ended September 30, 2010:

	Variable Annuity (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total (4)
Balance at December 31, 2010	$(380.7)	$208.5	$23.8	$(38.0)	$194.3
Purchases	—	19.4	—	—	19.4
Realized and unrealized gains (losses)	(210.5)	56.1	56.4	2.2	114.7
Transfers in (out)	—	—	—	—	—
Sales/settlements	—	(19.0)	(9.4)	20.1	(8.3)
Balance at September 30, 2010	$(591.2)	$265.0	$70.8	$(15.7)	$320.1

	Variable Annuity (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total (4)
Balance at June 30, 2010	$(538.0)	$255.6	$54.2	$14.3	$324.1
Purchases	—	—	—	—	—
Realized and unrealized gains (losses)	(53.2)	9.4	11.5	(36.6)	(15.7)
Transfers in (out)	—	—	—	—	—
Sales/settlements	—	—	5.1	6.6	11.7
Balance at September 30, 2010	$(591.2)	$265.0	$70.8	$(15.7)	$320.1

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

(4)          In addition to derivative instruments, WM Life Re held cash, short-term and fixed maturity investments of $295.0 at September 30, 2010 posted as collateral to its reinsurance counterparties.

The following summarizes realized and unrealized derivative gains (losses) recognized in other revenues for the three and nine months ended September 30, 2010 and 2009 and the carrying values at September 30, 2010 and December 31, 2009, by type of instrument:

	Three Months Ended		Nine Months Ended		Carrying Value
	September 30,		September 30,		September 30,	December 31,
Millions	2010	2009	2010	2009	2010	2009
Fixed income/Interest rate	$(25.5)	$(10.8)	$(1.9)	$(10.4)	$44.2	$22.7
Foreign exchange	33.0	48.3	99.6	(44.4)	182.8	79.4
Equity	(23.2)	(30.1)	17.0	(82.6)	93.1	92.2
Total	$(15.7)	$7.4	$114.7	$(137.4)	$320.1	$194.3

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

Millions	September 30, 2010	December 31, 2009
Short term investments	$49.4	$13.1
Fixed maturity securities	67.7	17.5
Total	$117.1	$30.6

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

Millions	September 30, 2010	December 31, 2009
OTC derivative instruments(1)	$339.0	$234.8
Collateral held	(117.1)	(30.6)
Collateral provided	31.3	17.5
Net exposure on fair value of OTC instruments	$253.2	$221.7

(1)          Value of OTC derivative instruments as of September 30, 2010 and December 31, 2009 excludes adjustments for counterparty credit risk of $(3.2)  and $(2.5) included in fair value under GAAP.

The following table summarizes uncollateralized amounts due under WM Life Re’s OTC derivative contracts:

Millions	Uncollateralized balance as of September 30, 2010	S&P Rating(1)
Royal Bank of Scotland	$71.9	A
Bank of America	51.8	A
Citigroup (3)	45.6	A
Barclays	34.7	A+
Goldman Sachs(3)	23.2	A
Other	26.0	(2)
Total	$253.2

(1)          Standard & Poor’s (“S&P”) ratings as detailed above are: “A+” (which is the fifth highest of twenty-one creditworthiness ratings) and “A” (which is the sixth highest of twenty-one creditworthiness ratings).

(2)          The S&P ratings of the counterparties included in “Other” were “AA” (Very Strong, which is the third highest of twenty-one creditworthiness ratings) (25%), “A+” (42%) and “BBB+” (Adequate, which is the eighth highest of twenty-one creditworthiness ratings) (33%).

(3)          Collateral provided (held) calculated under master netting agreement.

The OTC derivative contracts are subject to restrictions on liquidation of the instruments and distribution of proceeds under collateral agreements.  In addition, WM Life Re held cash, short-term and fixed maturity investments posted as collateral to its reinsurance counterparties.  The additional collateral comprises the following:

Millions	September 30, 2010	December 31, 2009
Cash	$273.1	$217.1
Short-term investments	18.7	7.6
Fixed maturity investments	3.2	—
Total	$295.0	$224.7

Note 9. Earnings Per Share

Basic earnings per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities.  Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.  The following table outlines the Company’s computation of earnings per share for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic and diluted earnings per share numerators (in millions):
Net income attributable to White Mountains’ common shareholders	$50.7	$159.6	$13.6	$370.2
Dividends declared and paid on White Mountains’ common shares	—	—	(8.8)	(8.9)
Undistributed earnings	$50.7	$159.6	$4.8	$361.3
Basic earnings per share denominators (in thousands):
Average common shares outstanding during the period	8,332	8,769	8,547	8,768
Average unvested restricted shares (1)	99	89	97	79
Basic earnings per share denominator	8,431	8,858	8,644	8,847
Diluted earnings per share denominator (in thousands):
Average common shares outstanding during the period	8,332	8,769	8,547	8,768
Average unvested restricted shares (1)	99	89	97	79
Average outstanding dilutive options to acquire common shares (2)	—	1	1	1
Diluted earnings per share denominator	8,431	8,859	8,645	8,848
Basic earnings per share (in dollars):
Net income attributable to White Mountains’ common shareholders	$6.01	$18.02	$1.57	$41.85
Dividends declared and paid per White Mountains’ common shares	—	—	(1.00)	(1.00)
Undistributed earnings per share	$6.01	$18.02	$.57	$40.85
Diluted earnings per share (in dollars)
Net income attributable to White Mountains’ common shareholders	$6.01	$18.02	$1.57	$41.84
Dividends declared and paid per White Mountains’ common shares	—	—	(1.00)	(1.00)
Undistributed earnings per share	$6.01	$18.02	$.57	$40.84

(1)	Restricted shares outstanding vest either in equal annual installments, upon a stated date or upon the occurrence of a specified event (see Note 12).
(2)

The diluted earnings per share denominator for the nine months ended September 30, 2010 includes 1,500 common shares issuable upon exercise of incentive options at an average strike price of $189.31 per common share. The diluted earnings per share denominator for the three and nine months ended September 30, 2009 includes 6,000 common shares issuable upon exercise of incentive options at an average strike price of $184.36 and $181.69 per common share (see Note 12).

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

		White		Other
Millions	OneBeacon	Mountains Re	Esurance	Operations	Total
Three months ended September 30, 2010
Earned insurance and reinsurance premiums	$317.9	$204.5	$210.3	$—	$732.7
Net investment income	21.6	22.0	6.8	4.3	54.7
Net realized and unrealized investment gains (losses)	51.6	(51.7)	10.3	(12.7)	(2.5)
Other revenue	17.1	43.3	15.3	(39.1)	36.6
Total revenues	408.2	218.1	242.7	(47.5)	821.5
Losses and loss adjustment expenses	179.9	98.2	148.0	—	426.1
Insurance and reinsurance acquisition expenses	66.9	37.8	48.7	—	153.4
Other underwriting expenses	53.8	24.5	18.1	—	96.4
General and administrative expenses	6.0	4.8	12.0	25.3	48.1
Interest expense on debt	6.4	6.7	—	.1	13.2
Total expenses	313.0	172.0	226.8	25.4	737.2
Pre-tax income (loss)	$95.2	$46.1	$15.9	$(72.9)	$84.3

		White		Other
Millions	OneBeacon	Mountains Re	Esurance	Operations	Total
Three months ended September 30, 2009
Earned insurance and reinsurance premiums	$492.8	$213.4	$195.8	$—	$902.0
Net investment income	34.4	22.0	6.2	3.6	66.2
Net realized and unrealized investment gains	117.6	27.0	12.9	13.2	170.7
Other revenue	5.7	33.2	13.4	11.5	63.8
Total revenues	650.5	295.6	228.3	28.3	1,202.7
Losses and loss adjustment expenses	298.2	104.3	141.6	—	544.1
Insurance and reinsurance acquisition expenses	101.4	40.9	39.6	—	181.9
Other underwriting expenses	79.4	23.9	19.4	—	122.7
General and administrative expenses	8.3	20.7	12.8	36.8	78.6
Interest expense on debt	9.1	6.6	—	1.4	17.1
Total expenses	496.4	196.4	213.4	38.2	944.4
Pre-tax income (loss)	$154.1	$99.2	$14.9	$(9.9)	$258.3

		White		Other
Millions	OneBeacon	Mountains Re	Esurance	Operations	Total
Nine months ended September 30, 2010
Earned insurance and reinsurance premiums	$1,199.4	$638.2	$618.9	$—	$2,456.5
Net investment income	74.9	66.9	19.8	11.2	172.8
Net realized and unrealized investment gains (losses)	79.6	14.4	16.3	(24.0)	86.3
Other revenue	21.3	36.4	44.7	(24.0)	78.4
Total revenues	1,375.2	755.9	699.7	(36.8)	2,794.0
Losses and loss adjustment expenses	775.5	456.6	451.8	—	1,683.9
Insurance and reinsurance acquisition expenses	263.5	122.6	135.3	—	521.4
Other underwriting expenses	186.5	69.3	57.0	—	312.8
General and administrative expenses	20.5	23.2	36.2	87.2	167.1
Interest expense on debt	23.4	20.1	—	.7	44.2
Total expenses	1,269.4	691.8	680.3	87.9	2,729.4
Pre-tax income (loss)	$105.8	$64.1	$19.4	$(124.7)	$64.6

		White		Other
Millions	OneBeacon	Mountains Re	Esurance	Operations	Total
Nine months ended September 30, 2009
Earned insurance and reinsurance premiums	$1,470.8	$651.5	$589.4	$—	$2,711.7
Net investment income	92.4	82.8	18.5	10.8	204.5
Net realized and unrealized investment gains	239.1	72.7	34.7	15.8	362.3
Other revenue	16.2	84.8	40.0	(31.4)	109.6
Total revenues	1,818.5	891.8	682.6	(4.8)	3,388.1
Losses and loss adjustment expenses	861.9	327.9	426.4	—	1,616.2
Insurance and reinsurance acquisition expenses	294.3	131.5	118.1	—	543.9
Other underwriting expenses	236.4	74.2	56.2	—	366.8
General and administrative expenses	23.0	56.5	40.0	76.9	196.4
Interest expense on debt	30.1	19.7	—	4.5	54.3
Total expenses	1,445.7	609.8	640.7	81.4	2,777.6
Pre-tax income (loss)	$372.8	$282.0	$41.9	$(86.2)	$610.5

Note 11. Investments in Unconsolidated Affiliates

White Mountains’ investments in unconsolidated affiliates represent investments in other companies in which White Mountains has a significant voting and economic interest but does not control the entity.

Millions	September 30, 2010	December 31, 2009
Symetra common shares	$399.2	$269.2
Symetra warrants	16.9	38.5
Total investment in Symetra	416.1	307.7

Delos	21.8	35.4
Pentelia Capital Management	2.1	1.7
Total investments in unconsolidated affiliates	$440.0	$344.8

Symetra

At December 31, 2009, White Mountains owned 24% of the common shares of Symetra on a fully converted basis, consisting of 17.4 million common shares and warrants to acquire an additional 9.5 million common shares. In January 2010, Symetra completed an initial public offering at a price of $12.00 per share, with 25.3 million shares sold by Symetra and 9.7 million shares sold by existing shareholders. White Mountains did not sell any of its shares in the offering. As a result of the offering, White Mountains’ fully converted ownership in Symetra decreased to approximately 20% during the first quarter of 2010. The issuance of the new Symetra shares at a price below its adjusted book value per share diluted White Mountains’ investment in Symetra’s common shares, resulting in a $16.0 million decrease to White Mountains’ carrying value in Symetra.

White Mountains accounts for its investment in common shares of Symetra using the equity method and accounts for its Symetra warrants as derivatives with changes in fair value recognized through the income statement as an investment gain or loss.  White Mountains uses a Black Scholes valuation model to determine the fair value of the Symetra warrants. The major assumptions used in valuing the Symetra warrants at September 30, 2010 were a risk free rate of 0.9%, volatility of 25%, an expected life of 3.83 years and a share price of $10.46 per share.  Symetra’s warrants are not publicly traded. Accordingly, the fair value measurement of the warrants is based on observable and unobservable inputs.  Due to an insufficient history of Symetra’s volatility, it is classified as a Level 3 measurement.

The following table summarizes amounts recorded by White Mountains relating to its investment in Symetra for the three months ended September 30, 2010 and 2009:

	Three Months Ended				Three Months Ended
	September 30, 2010				September 30, 2009
	Common				Common
Millions	Shares		Warrants	Total	Shares	Warrants	Total
Carrying value of investment in Symetra as of June 30	$344.9		$27.6	$372.5	$143.5	$30.8	$174.3
Equity in earnings of Symetra (1)	8.3	(2)	—	8.3	8.2	—	8.2
Net unrealized gains from Symetra’s fixed maturity portfolio	46.9		—	46.9	126.3	—	126.3
Dividends received	(.9)		—	(.9)	—	—	—
(Decrease) increase in value of warrants	—		(10.7)	(10.7)	—	11.3	11.3
Carrying value of investment in Symetra as September 30 (3)	$399.2		$16.9	$416.1	$278.0	$42.1	$320.1

(1)	Equity in earnings excludes tax of $0.7 and $0.
(2)	Includes a $0.1 loss from the dilutive effect of Symetra’s quarterly dividend and the issuance of restricted shares by Symetra.
(3)	Includes White Mountains’ equity in net unrealized gains from Symetra’s fixed maturity portfolio of $120.7 and $5.9 as of September 30, 2010 and 2009, which exclude tax of $9.8 and $0.

The following table summarizes amounts recorded by White Mountains relating to its investment in Symetra for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended				Nine Months Ended
	September 30, 2010				September 30, 2009
	Common				Common
Millions	Shares		Warrants	Total	Shares	Warrants	Total
Carrying value of investment in Symetra as of December 31	$269.2		$38.5	$307.7	$54.0	$27.3	$81.3
Equity in earnings of Symetra (1)	2.1	(2)	—	2.1	17.8	—	17.8
Net unrealized gains from Symetra’s fixed maturity portfolio	129.7	(3)	—	129.7	206.2	—	206.2
Dividends received	(1.8)		—	(1.8)	—	—	—
(Decrease) increase in value of warrants	—		(21.6)	(21.6)	—	14.8	14.8
Carrying value of investment in Symetra as of September 30 (4)	$399.2		$16.9	$416.1	$278.0	$42.1	$320.1

(1)	Equity in earnings excludes tax of $0.7 and $0.
(2)	Includes a $17.9 loss from the dilutive effect of Symetra’s public offering and a $0.7 loss from the dilutive effect of Symetra’s quarterly dividend and issuance of restricted shares by Symetra.
(3)	Includes a $1.9 gain from the dilutive effect of Symetra’s public offering.
(4)	Includes White Mountains’ equity in net unrealized gains from Symetra’s fixed maturity portfolio of $120.7 and $5.9 as of September 30, 2010 and 2009, which exclude tax of $9.8 and $0.

During the three and nine months ended September 30, 2010, White Mountains received cash dividends from Symetra of $0.9 million and $1.8 million on its common share investment which is accounted for as a reduction of White Mountains’ investment in Symetra in accordance with equity accounting.  During the three and nine months ended September 30, 2010, White Mountains also received cash dividends from Symetra of $0.5 million and $0.9 million on its investment in Symetra warrants that was recorded as net investment income.

Delos

White Mountains holds an equity interest of approximately 18% in Delos, and accounts for its investment under the equity method.  During the third quarter, White Mountains entered into an agreement to sell its investment in Delos.  White Mountains recognized an impairment loss of $13.8 million based on the terms of the sale.  The transaction is expected to close in the fourth quarter of 2010.

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

Share-Based Compensation Based on White Mountains Common Shares

WTM Performance Shares

Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Performance share awards vest, subject to the attainment of performance goals, at the end of a three-year period and are valued based on the market value of common shares at the time awards are paid.  The following table summarizes performance share activity for the three and nine months ended September 30, 2010 and 2009 for WTM performance shares granted under the WTM Incentive Plan and phantom WTM performance shares granted under subsidiary plans (“WTM Phantom Share Plans”):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	169,026	$20.8	178,984	$2.9	178,984	$12.5	164,179	$4.4
Shares expired (1)	—	—	—	—	(51,978)	—	(51,960)	—
New grants	—	—	—	—	49,989	—	71,170	—
Forfeitures and cancellations	(36)	—	—	—	(8,005)	—	(4,405)	—
Expense recognized	—	3.2	—	5.7	—	11.5	—	4.2
Ending September 30,	168,990	$24.0	178,984	$8.6	168,990	$24.0	178,984	$8.6

(1)	There were no payments made in 2010 and 2009 for the 2007-2009 and 2006-2008 performance cycles; those performance shares expired.

If 100% of the outstanding WTM performance shares had vested on September 30, 2010, the total additional compensation cost to be recognized would have been $25.4 million, based on current accrual factors (common share price and payout assumptions).

Performance shares granted under the WTM Incentive Plan

The following table summarizes performance shares outstanding and accrued expense for performance shares awarded under the Incentive Plan at September 30, 2010 for each performance cycle:

	Target WTM
	Performance
	Shares	Accrued
Millions, except share amounts	Outstanding	Expense
Performance cycle:
2008 – 2010	44,687	$—
2009 – 2011	61,420	18.0
2010 – 2012	43,890	3.4
Sub-total	149,997	21.4
Assumed forfeitures	(3,750)	(.5)
Total at September 30, 2010	146,247	$20.9

Phantom Performance Shares granted under Phantom Performance Share Plans

The following table summarizes phantom WTM performance shares outstanding and accrued expense for grants made under the Phantom Performance Share Plans at September 30, 2010 for each performance cycle:

	Target WTM
	Phantom
	Performance
	Shares	Accrued
Millions, except share amounts	Outstanding	Expense
Performance cycle:
2008 – 2010	8,212	$—
2009 – 2011	9,015	2.6
2010 – 2012	6,099.6
Sub-total	23,326	3.2
Assumed forfeitures	(583)	(.1)
Total at September 30, 2010	22,743	$3.1

Restricted Shares

At September 30, 2010 and 2009, the Company had 99,470 and 92,620 unvested restricted shares outstanding. The following outlines the unrecognized compensation cost associated with the outstanding restricted share awards for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
Millions, except share amounts	Restricted Shares	Unamortized Grant Date Fair Value	Restricted Shares	Unamortized Grant Date Fair Value	Restricted Shares	Unamortized Grant Date Fair Value	Restricted Shares	Unamortized Grant Date Fair Value
Non-vested,
Beginning of period	99,470	$21.0	92,620	$29.3	92,620	$23.8	53,200	$24.2
Granted	—	—	—	—	19,750	6.7	47,820	9.7
Vested	—	—	—	—	(12,650)	—	(8,400)	—
Forfeited	—	—	—	—	(250)	(.1)	—	—
Modified(1)	—	—	—	—	—	(3.3)	—	—
Expense recognized	—	(3.4)	—	(2.8)	—	(9.5)	—	(7.4)
Non-vested at September 30	99,470	$17.6	92,620	$26.5	99,470	$17.6	92,620	$26.5

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

As of September 30, 2010, $17.6 million is expected to be recognized ratably over the remaining vesting periods.  Upon vesting, all restrictions initially placed upon the restricted shares lapse.

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

Prior to the modification, $18.2 million of the original grant fair value had been amortized into income. In connection with the modification, White Mountains recognized $8.7 million of the remaining $9.0 million of unamortized option expense related to the original grant.  In addition, the $0.9 million excess in the fair value of the amended grant over the original grant at the modification date is required to be amortized through January 2011.  As a result, at the modification date, a total of $1.2 million of compensation expense related to the Non-Qualified Options remained to be amortized through January 2011. At September 30, 2010, the remaining unamortized value was $0.6 million.

For the three and nine months ended September 30, 2010, White Mountains recognized a total of $10.1 million and $11.5 million of expense related to amortizing the Non-Qualified Options compared to $1.4 million and $4.1 million of expense in the three and nine months ended September 30, 2009.

Incentive Options

The Company had no Incentive Options outstanding at September 30, 2010 and 6,000 Incentive Options outstanding at September 30, 2009.  The 81,000 Incentive Options originally granted to certain key employees on February 28, 2000 (the grant date) under the WTM Incentive Plan were issued at an exercise price equal to the market price of the Company’s underlying common shares on February 27, 2000.  The exercise price escalated by 6% per annum over the life of the Incentive Options. The Incentive Options vested ratably over a ten-year service period. Upon the adoption of FAS 123R (included in ASC 718 and ASC 505), the grant date fair value of the awards as originally disclosed, adjusted for estimated future forfeitures, became the basis for recognition of compensation expense for the Incentive Options. The fair value of each Incentive Option award at the grant date was estimated using a closed-form option model using an expected volatility assumption of 18.5%, a risk-free interest rate assumption of 6.4% and an expected term of ten years.

The following table summarizes the Company’s Incentive Option activity for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions, except share and per share amounts	2010	2009	2010	2009
Opening balance - outstanding Options	—	6,000	2,400	6,000
Forfeited	—	—	—	—
Exercised	—	—	2,400	—
Ending balance - outstanding Options	—	6,000	—	6,000
Outstanding Options - exercisable	—	3,000	—	3,000
Exercise price - outstanding Options at beginning of period	$—	$183.00	$188.43	$177.76
Value of Options exercised (1)	$—	$—	$.3	$—
Exercise price - outstanding Options at September 30,	$—	$185.71	$—	$185.71

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

OneBeacon Performance Shares

OneBeacon performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash.  OneBeacon performance share awards vest, subject to the attainment of performance goals, at the end of a three-year period and are valued based on the market value of OneBeacon Ltd. common shares at the time awards are paid.  The following table summarizes performance share activity for the three and nine months ended September 30, 2010 and 2009 for OneBeacon performance shares granted under the OneBeacon Incentive Plan:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Target		Target		Target		Target
	Performance		Performance		Performance		Performance
	Shares	Accrued	Shares	Accrued	Shares	Accrued	Shares	Accrued
Millions, except share amounts	Outstanding	Expense	Outstanding	Expense	Outstanding	Expense	Outstanding	Expense
Beginning of period	1,770,423	$15.2	2,277,128	$8.0	2,224,215	$15.1	2,212,313	$4.6
Payments and deferrals (1)(2)	(199,774)	(2.2)	—	—	(882,118)	(4.5)	(137,400)	—
New awards	14,618	—	1,880	—	293,478	—	379,085	—
Forfeitures and cancellations	(20,438)	(.3)	(2,990)	—	(70,746)	(.7)	(177,980)	(.3)
Expense recognized	—	1.7	—	1.0	—	4.5	—	4.7
Ending September 30,	1,564,829	$14.4	2,276,018	$9.0	1,564,829	$14.4	2,276,018	$9.0

(1)

As a result of the Commercial Lines Transaction and the Personal Lines Transaction, certain former employees earned OneBeacon performance shares prior to the end of the performance cycles. The amounts earned were on a pro-rata basis and at 100% of target.

(2)

OneBeacon performance shares earned for the 2007-2009 performance cycle were at 14.2% of target. OneBeacon performance shares earned for the 2007-2008 performance cycle were at 1.4% of target. Amounts include deposits into OneBeacon’s deferred compensation plan.

If 100% of the outstanding OneBeacon performance shares had been vested on September 30, 2010, the total additional compensation cost to be recognized would have been $8.3 million, based on current accrual factors (common share price and payout assumptions).

The following table summarizes OneBeacon performance shares outstanding awarded under the OneBeacon Incentive Plan at September 30, 2010 for each performance cycle:

	Target OneBeacon
	Performance
	Shares	Accrued
Millions, except share amounts	Outstanding	Expense
Performance cycle:
2008 – 2010	1,007,691	$8.0
2009 – 2011	303,624	5.5
2010 – 2012	293,478	1.3
Sub-total	1,604,793	14.8
Assumed forfeitures	(39,964)	(.4)
Total at September 30, 2010	1,564,829	$14.4

Non-Qualified Options

In November 2006, in connection with its initial public offering, OneBeacon Ltd. issued to its key employees 1,420,000 Non-Qualified Options to acquire OneBeacon Ltd. common shares at an above-market fixed exercise price. The following table summarizes option activity for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
Millions, except share amounts	Target Options Outstanding	Accrued Expense	Target Options Outstanding	Accrued Expense	Target Options Outstanding	Accrued Expense	Target Options Outstanding	Accrued Expense
Beginning of period	879,783	$4.1	1,108,220	$3.1	1,015,610	$3.6	1,237,872	$2.5
New awards	—	—	—	—	—	—	—	—
Forfeitures and cancellations	—	—	—	—	(37,044)	—	(129,652)	—
Vested and expired (1)	(43,218)	—	—	—	(142,001)	—	—	—
Exercised	—	—	—	—	—	—	—	—
Expense recognized	—	.2	—	.3	—	.7	—	.9
Ending September 30,	836,565	$4.3	1,108,220	$3.4	836,565	$4.3	1,108,220	$3.4

(1)  During the three nine months ended September 30, 2010, as a result of the Commercial Lines Transaction and the Personal Lines Transaction, 43,218 and 142,001 options vested that were unexercised and expired.

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

Restricted Stock Units

The Non-Qualified Options granted by OneBeacon Ltd., in connection with its initial public offering, did not include a mechanism in the options to reflect the contribution to total return from the regular quarterly dividend. As a result, during the first quarter of 2008, OneBeacon granted 116,270 RSUs to actively employed option holders. The RSUs vest one-third on each of November 9, 2009, 2010 and 2011 subject to, for each vesting tranche of units, the attainment of 4% growth in OneBeacon’s book value per share from January 1, 2008 through the end of the calendar year immediately following the applicable vesting date. The performance goal for the first vesting tranche of units was not attained by the 2009 vesting date and will be reassessed at the 2010 and 2011 vesting dates, consistent with the terms of the RSU plan.  Upon vesting, the RSUs will be mandatorily deferred into one of OneBeacon’s non-qualified deferred compensation plans and will be paid out in 2012 in cash or shares at the discretion of the OB Compensation Committee. The expense associated with the RSUs is being recognized over the vesting period.  OneBeacon recognized no expense for the three months ended September 30, 2010 and $0.2 million of expense for the nine months ended September 30, 2010.  For the three and nine months ended September 30, 2009 OneBeacon recognized $0.3 million and $0.7 million of expense.  As of September 30, 2010, there were 77,140 RSUs outstanding.

Note 13. Fair Value of Financial Instruments

White Mountains carries its financial instruments on its balance sheet at fair value with the exception of its fixed-rate, long-term indebtedness and the WMRe Preference Shares, which are recorded as noncontrolling interest.  The following table summarizes the fair value and carrying value of financial instruments as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
OBH Senior Notes	$441.0	$419.5	$605.8	$606.5
WMRe Senior Notes	404.2	399.2	377.7	399.1
WMRe Preference Shares	197.5	250.0	212.5	250.0

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

The following discussion also includes five non-GAAP financial measures - adjusted comprehensive income (loss), adjusted book value per share, total adjusted capital and Esurance’s adjusted expense ratio and adjusted combined ratio - that have been reconciled to their most comparable GAAP financial measures (see page 54). White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Overview

White Mountains ended the third quarter of 2010 with an adjusted book value per share of $429, an increase of 6% for the third quarter and 3% for the first nine months of 2010, including dividends. White Mountains reported adjusted comprehensive income of $178 million and $60 million for the third quarter and first nine months of 2010, compared to adjusted comprehensive income of $243 million and $469 million for the third quarter and first nine months of 2009.  The increase in adjusted book value during the third quarter of 2010 was driven by strong investment returns, foreign currency gains from the weakening U.S. dollar and good underwriting results, which benefited from favorable weather, partially offset by a loss recorded at WM Life Re resulting from a reduction in surrender assumptions.  In addition, share repurchases increased adjusted book value per share $2 and $5 in the third quarter and first nine months of 2010.

White Mountains’ GAAP pre-tax total return on invested assets was 4.0% and 4.6% for the third quarter and first nine months of 2010, which included 1.9% and 0.5% of currency gains, compared to 4.1% and 8.3% for the third quarter and first nine months of last year, which included 1.2% and 1.6% of foreign currency gains. Adjusted book value per share increased $11 and $1 in the third quarter and first nine months of 2010 from foreign currency translation gains, due primarily to the weakening U.S. dollar during the third quarter, compared to an increase of $7 and $8 from foreign currency translation gains in the third quarter and first nine months of 2009. The third quarter of 2010 benefited from lower catastrophe activity than the prior year as White Mountains recorded $17 million of catastrophe losses in the quarter of 2010 compared to $43 million in the third quarter of 2009. The results for the first nine months of 2010 were impacted by $221 million of natural catastrophe losses, primarily from the Chile earthquake and winter weather in the Northeastern United States and Europe, compared to $68 million of catastrophe losses from relatively benign weather and few catastrophes in the first nine months of 2009. The third quarter of 2010 also included a $48 million loss recorded at WM Life Re resulting from a reduction in surrender assumptions. During the third quarter and first nine months of 2010, White Mountains repurchased and retired 189,392 and 536,801 of its common shares under its share repurchase program for $60 million and $177 million. These repurchases were completed at an average price of 74% and 77% of White Mountains’ September 30, 2010 adjusted book value per share.

OneBeacon ended the third quarter of 2010 with a book value per share of $12.91, an increase of 6% for the third quarter and 7% for the first nine months of 2010, including dividends. In July 2010, OneBeacon closed the Personal Lines Transaction and recorded an after tax gain of approximately $19 million on the sale in the third quarter, which was in addition to a $6 million tax benefit booked in the second quarter. OneBeacon reported GAAP combined ratios of 95% and 102% for the third quarter and first nine months of 2010, compared to 97% and 95% for the third quarter and first nine months of 2009. The decrease in the combined ratio for the quarter was primarily due to 5 points less of catastrophe losses compared to last year, partially offset by a 1 point increase in the expense ratio.  The increase in the combined ratio for the first nine months was primarily due to large loss activity and catastrophe losses from Northeast storms in the first quarter of 2010.  The first nine months of 2010 included 4 points of catastrophe losses compared to less than 2 points of catastrophe losses for the first nine months of last year. White Mountains Re reported GAAP combined ratios of 78% and 102% for the third quarter and first nine months of 2010 compared to 79% and 82% for the third quarter and first nine months of 2009.  The combined ratios for the third quarter of 2010 and 2009 both benefited from relatively benign weather and favorable loss reserve development.  The increase in the combined ratio for the first nine months of 2010 was primarily due to the increase in catastrophe losses described above.

Esurance reported adjusted combined ratios of 100% and 102% for the third quarter and first nine months of 2010 compared to 101% for both the third quarter and first nine months of 2009.  The decrease in the adjusted combined ratio for the third quarter was primarily from favorable loss reserve development on current accident year reserves established in the first six months of 2010. The increase in the adjusted combined ratio for the first nine months was primarily due to a greater incidence of large injury claims, a decline in the average premium per policy on new business, and an increase in catastrophe claims, partially offset by higher favorable prior accident year loss reserve development. During the first quarter of 2010, Esurance began reporting its adjusted combined ratio, a non-GAAP financial measure.  Esurance’s adjusted combined ratio includes referral fee revenue as a reduction of operating expenses in the calculation in order to better reflect the growing benefit of those fees, which partially offset the cost of Esurance’s advertising.  See “NON-GAAP FINANCIAL MEASURES” on page 54.

Total net written premiums decreased 21% and 13% to $696 million in the third quarter and $2,385 million in the first nine months of 2010 compared to $880 million and $2,742 million in the third quarter and first nine months of 2009, primarily due to lower net written premiums at OneBeacon resulting from the Commercial Lines Transaction beginning with January 1, 2010 renewals and the Personal Lines Transaction in July 2010, partially offset by increases at White Mountains Re and Esurance. OneBeacon’s net written premiums were $288 million in the third quarter and $1,003 million in the first nine months of 2010, a decrease of 43% and 32% from the comparable periods of 2009, principally due to the aforementioned Commercial and Personal Lines Transactions. OneBeacon’s specialty lines premiums increased 5% for the third quarter and 7% for the first nine months of 2010. White Mountains Re’s net written premiums were $187 million in the third quarter and $736 million in the first nine months of 2010, an increase of 9% and 10% from the comparable periods of 2009, primarily due to increases in the trade credit and accident & health lines and, for the nine-month period, the effects of foreign currency translation. Esurance’s net written premiums were $221 million in the third quarter and $646 million in the first nine months of 2010, an increase of 8% from both comparable periods of 2009, due to higher new business sales driven by an improved conversion rate (i.e., the percentage of shoppers that buy policies).

Adjusted Book Value Per Share

The following table presents White Mountains’ adjusted book value per share and reconciles this non-GAAP measure to the most comparable GAAP measure. (See NON-GAAP FINANCIAL MEASURES on page 54).

	Sept. 30, 2010	June 30, 2010	Dec. 31, 2009	Sept. 30, 2009
Book value per share numerators (in millions):
White Mountains’ common shareholders’ equity	$3,667.8	$3,513.6	$3,657.4	$3,577.3
Benefits to be received from common share obligations under employee stock option plans(1)	—	—	.4	1.1
Book value per share numerator	3,667.8	3,513.6	3,657.8	3,578.4
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio, net of applicable taxes	(110.9)	(73.8)	9.0	(5.9)
Adjusted book value per share numerator	$3,556.9	$3,439.8	$3,666.8	$3,572.5
Book value per share denominators (in thousands of shares):
Common shares outstanding	8,343.0	8,532.4	8,860.2	8,857.6
Common share obligations under employee stock option plans (1)	—	—	2.4	6.0
Book value per share denominator	8,343.0	8,532.4	8,862.6	8,863.6
Unearned restricted common shares	(47.7)	(58.6)	(59.1)	(68.0)
Adjusted book value per share denominator	8,295.3	8,473.8	8,803.5	8,795.6
Book value per share	$439.62	$411.79	$412.73	$403.72
Adjusted book value per share	$428.79	$405.94	$416.52	$406.17

(1) Assumes conversion of in-the money stock options

Review of Consolidated Results

White Mountains’ consolidated financial results for the three and nine months ended September 30, 2010 and 2009 follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2010	2009	2010	2009
Gross written premiums	$829.2	$969.1	$2,942.1	$3,071.9
Net written premiums	$696.1	$880.0	$2,385.2	$2,742.0

Revenues
Earned insurance and reinsurance premiums	$732.7	$902.0	$2,456.5	$2,711.7
Net investment income	54.7	66.2	172.8	204.5
Net realized and unrealized investment (losses) gains	(2.5)	170.7	86.3	362.3
Other revenue — foreign currency translation gains	43.1	23.2	22.9	54.6
Other revenue — referral fee revenue	4.3	2.3	11.5	5.9
Other revenue — Tuckerman Fund I and II	9.0	17.7	18.4	48.3
Other revenue	(19.8)	20.6	25.6	.8
Total revenues	821.5	1,202.7	2,794.0	3,388.1
Expenses
Losses and LAE	426.1	544.1	1,683.9	1,616.2
Insurance and reinsurance acquisition expenses	153.4	181.9	521.4	543.9
Other underwriting expenses	96.4	122.7	312.8	366.8
General and administrative expenses	35.5	56.3	134.9	129.0
General and administrative expenses — Tuckerman Fund I and II	7.5	14.6	16.2	45.0
Amortization of AFI purchase accounting adjustments	3.0	4.2	9.7	13.8
Accretion of fair value adjustment to loss and LAE reserves	2.1	3.5	6.3	8.6
Interest expense on debt	13.2	17.1	44.2	54.3
Total expenses	737.2	944.4	2,729.4	2,777.6
Pre-tax income	84.3	258.3	64.6	610.5
Income tax expense	(17.2)	(73.9)	(16.2)	(174.8)
Equity in earnings of unconsolidated affiliates	7.9	8.3	1.6	17.8
Net income	75.0	192.7	50.0	453.5
Net income attributable to noncontrolling interests	(24.3)	(33.1)	(36.4)	(83.3)
Net income attributable to White Mountains’ common shareholders	50.7	159.6	13.6	370.2
Other comprehensive income, net of tax	170.0	208.4	172.3	305.8
Comprehensive income	220.7	368.0	185.9	676.0
Comprehensive income attributable to noncontrolling interests	—	.9	—	(.9)
Comprehensive income attributable to White Mountains’ common shareholders	220.7	368.9	185.9	675.1
Change in equity in net unrealized gains from Symetra’s fixed maturity portfolio	(43.1)	(126.3)	(125.9)	(206.2)
Adjusted comprehensive income	$177.6	$242.6	$60.0	$468.9

Consolidated Results —Three Months Ended September 30, 2010 versus Three Months Ended September 30, 2009

White Mountains’ total revenues decreased 32% to $822 million in the third quarter of 2010 compared to $1,203 million in the third quarter of 2009, primarily due to lower net investment gains and earned insurance and reinsurance premiums.  White Mountains reported net realized and unrealized investment losses of $3 million in the third quarter of 2010, which was significantly impacted by foreign currency translation on U.S. dollar-denominated investments at WMRe Sirius, the effects of which are offset in other comprehensive income (see Investment Returns on page 46), compared to $171 million of net realized and unrealized investment gains in the third quarter of 2009.  Earned premiums were down 19% to $733 million in the third quarter of 2010 as decreases at OneBeacon and White Mountains Re were partially offset by an increase at Esurance.  Net investment income was down 17% to $55 million in the third quarter of 2010, due primarily to lower fixed maturity yields and a reduction in invested assets from the Personal Lines Transaction and OBH Senior Note repurchases at OneBeacon and the Company’s on-going share repurchase program. Other revenues decreased to $37 million in the third quarter of 2010 from $64 million in the third quarter of 2009, due primarily to $51 million in losses in the third quarter of 2010 from WM Life Re compared to $4 million in gains in the third quarter of 2009. The WM Life Re results included $48 million of losses from surrender assumption revisions made in the third quarter of 2010. Partially offsetting these losses was a $20 million increase in foreign currency translation gains at White Mountains Re to $43 million in the third quarter of 2010 compared to $23 million in the third quarter of 2009.

White Mountains’ total expenses decreased 22% to $737 million in the third quarter of 2010 compared to $944 million in the third quarter of 2009. Losses and LAE expenses decreased $118 million, or 22%, insurance and reinsurance acquisition expenses decreased $29 million, or 16%, and other underwriting expenses decreased $26 million, or 21%, due primarily to the Commercial and Personal Lines Transactions.  General and administrative expenses decreased 39% to $43 million in the third quarter of 2010 compared to $71 million in the third quarter of 2009, primarily due to decreased compensation expenses and a $9 million decrease related to the deconsolidation of Tuckerman Fund II, effective January 1, 2010.

White Mountains’ income tax expense for the third quarter of 2010 and 2009 represented effective tax rates of 20.4% and 28.6%, which differed from the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States.

During the third quarter of 2010, White Mountains repurchased and retired 189,392 of its common shares under its share repurchase program for $60 million at an average share price of $316.57, which was approximately 74% of White Mountains’ September 30, 2010 adjusted book value per share.

Consolidated Results —Nine Months Ended September 30, 2010 versus Nine Months Ended September 30, 2009

White Mountains’ total revenues decreased 18% to $2,794 million in the first nine months of 2010 compared to $3,388 million in the first nine  months of 2009, primarily due to lower net investment gains and lower earned premiums due to the Commercial and Personal Lines Transactions.  White Mountains reported net realized and unrealized investment gains of $86 million in the first nine months of 2010 compared to $362 million in the first nine months of 2009. Earned premiums were down 9% in the first nine months of 2010 compared to the first nine months of 2009 as decreases at OneBeacon and White Mountains Re were partially offset by an increase at Esurance.  Net investment income was down 16% to $173 million in the first nine months of 2010, due primarily to lower fixed maturity yields and a reduction in invested assets from the Personal Lines Transaction, including a shift to lower yielding short-term investments during the first six months of 2010 in preparation for the sale, the OBH Senior Notes repurchases at OneBeacon and the Company’s on-going share repurchase program.  Other revenues decreased to $78 million in the first nine months of 2010 from $110 million the first nine months of 2009, primarily due to a $32 million decrease in foreign currency translation gains at White Mountains Re and a $30 million decrease related to the deconsolidation of Tuckerman Fund II, effective January 1, 2010, partially offset by a $13 million gain from White Mountains Re’s acquisition of Central National.  Other revenues included $23 million of foreign currency translation gains at White Mountains Re in the first nine months of 2010 compared to $55 million reported in the first nine months of 2009.

White Mountains’ total expenses decreased 2% to $2,729 million in the first nine months of 2010 compared to $2,778 million in the first nine months of 2009. Losses and LAE expenses increased $68 million, or 4%, as the effects of the Commercial and Personal Lines Transactions were more than offset by $221 million of natural catastrophe losses in the first nine months of 2010, primarily from the Chile earthquake and winter storms in the northeastern United States and Europe, compared to $68 million of catastrophe losses in the first nine months of 2009. Other underwriting expenses decreased $54 million, or 15%, due primarily to the Commercial and Personal Lines Transactions.  General and administrative expenses decreased 13% to $151 million in the first nine months of 2010 compared to $174 million in the first nine months of 2009, primarily due to a $28 million decrease related to the deconsolidation of Tuckerman Fund II, effective January 1, 2010.

White Mountains’ income tax expense for the first nine months of 2010 and 2009 represented effective tax rates of 25.1% and 28.6%, which differed from the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States and recognition of a tax benefit related to the Personal Lines Transaction, partially offset by an increase in the valuation allowance for the insurance reciprocals.

In January 2010, Symetra completed an initial public offering at a price of $12 per share with 25.3 million shares sold by Symetra and 9.7 million shares sold by shareholders. White Mountains did not sell any shares in the offering. As a result of the offering, White Mountains’ fully converted ownership in Symetra decreased from approximately 24% at December 31, 2009 to approximately 20% at March 31, 2010.  The issuance of the new Symetra shares at a price below its adjusted book value per share diluted White Mountains’ investment in Symetra’s common shares, resulting in an approximately $2 reduction in White Mountains’ adjusted book value per share.

During the first nine months of 2010, White Mountains repurchased and retired 536,801 of its common shares under its share repurchase program for $177 million at an average share price of $330.12, which was approximately 77% of White Mountains’ September 30, 2010 adjusted book value per share.

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

OneBeacon

In the past year, OneBeacon has completed two transactions that are significant steps in its transformation to a specialty lines insurance company. The transactions freed up significant capital, increased OneBeacon’s financial flexibility and substantially reduced its catastrophe exposure.

Commercial Lines. On December 3, 2009, OneBeacon sold the renewal rights to approximately $490 million in premiums from its non-specialty commercial lines business to The Hanover Insurance Group (“The Hanover”). The transaction included small commercial accounts and the non-specialty portion of the middle-market business, beginning with January 1, 2010 effective dates (the “Commercial Lines Transaction”). As consideration, OneBeacon received $23 million and will receive an additional 10% of premiums renewed in excess of $200 million for the first renewal period. During the third quarter of 2010, OneBeacon recorded approximately $4 million in additional consideration for aggregate premium renewals exceeding $200 million.  OneBeacon continues to manage claims from business written prior to the Commercial Lines Transaction. Through June 30, 2010, OneBeacon also managed claims from business fronted by OneBeacon and reinsured to The Hanover. OneBeacon continues to provide claims system access and first notice of loss service to The Hanover.

Personal Lines.  In July 2010, OneBeacon completed the sale of its traditional personal lines business (the “Personal Lines Transaction”) to Tower Group, Inc. (“Tower”) for consideration of approximately $167 million. The transaction included two insurance companies containing the personal lines business and two attorneys-in-fact managing the reciprocal exchanges that write the personal lines business in New York and New Jersey.  Net written premiums for the business sold total approximately $420 million for the year ended December 31, 2009. OneBeacon recorded a total after-tax net gain on the sale of $25 million, which is comprised of $9 million included in net other revenues and a $16 million tax benefit, $6 million of which was recorded in the second quarter of 2010.

Financial results for OneBeacon for the three and nine months ended September 30, 2010 and 2009 follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2010	2009	2010	2009
Gross written premiums	$392.8	$552.3	$1,376.0	$1,636.0
Net written premiums	$287.7	$503.9	$1,003.1	$1,471.2

Earned insurance and reinsurance premiums	$317.9	$492.8	$1,199.4	$1,470.8
Net investment income	21.6	34.4	74.9	92.4
Net realized and unrealized investment gains	51.6	117.6	79.6	239.1
Other revenue	17.1	5.7	21.3	16.2
Total revenues	408.2	650.5	1,375.2	1,818.5
Losses and LAE	179.9	298.2	775.5	861.9
Insurance and reinsurance acquisition expenses	66.9	101.4	263.5	294.3
Other underwriting expenses	53.8	79.4	186.5	236.4
General and administrative expenses	6.0	6.9	20.5	18.9
Accretion of fair value adjustment to loss and LAE reserves	—	1.4	—	4.1
Interest expense on debt	6.4	9.1	23.4	30.1
Total expenses	313.0	496.4	1,269.4	1,445.7
Pre-tax income	$95.2	$154.1	$105.8	$372.8

The following table presents OneBeacon’s book value per share.

	Sept. 30,	June 30,	Dec. 31,	Sept. 30,
Millions, except per share amounts	2010	2010	2009	2009
OneBeacon’s common shareholders’ equity	$1,219.1	$1,392.9	$1,429.0	$1,375.5
OneBeacon Ltd. common shares outstanding	94.4	94.7	95.1	95.1
OneBeacon book value per share	$12.91	$14.71	$15.03	$14.44

The following tables provide OneBeacon’s GAAP ratios, net written premiums and earned insurance premiums for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30, 2010				Nine Months Ended September 30, 2010
GAAP Ratios:	Specialty(1)	Personal	Run-off(2)	Total	Specialty(1)	Personal	Run-off(2)	Total
Loss and LAE	51%	76%	77%	57%	56%	76%	80%	65%
Expense	39%	35%	35%	38%	38%	33%	40%	37%
Combined	90%	111%	112%	95%	94%	109%	120%	102%
Net written premiums	$273.5	$13.6	$0.6	$287.7	$771.6	$238.6	$(7.1)	$1,003.1
Earned premiums	$249.6	$24.2	$44.1	$317.9	$726.7	$265.4	$207.3	$1,199.4

	Three Months Ended September 30, 2009				Nine Months Ended September 30, 2009
GAAP Ratios:	Specialty(1)	Personal	Run-off(2)	Total	Specialty(1)	Personal	Run-off(2)	Total
Loss and LAE	53%	69%	66%	60%	44%	75%	66%	59%
Expense	39%	32%	37%	37%	39%	31%	38%	36%
Combined	92%	101%	103%	97%	83%	106%	104%	95%
Net written premiums	$260.9	$128.3	$114.7	$503.9	$724.0	$397.9	$349.3	$1,471.2
Earned premiums	$233.9	$140.5	$118.4	$492.8	$673.9	$436.8	$360.1	$1,470.8

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

Overview

OneBeacon ended the third quarter of 2010 with a book value per share of $12.91, an increase of 6% for the third quarter of 2010 and 7% through the nine months ended September 30, 2010, including dividends. The increase includes a 2.1% and 4.3% total return on invested assets for the three and nine months ended September 30, 2010. OneBeacon’s GAAP combined ratios were 95% and 102% for the third quarter and first nine months of 2010 compared to 97% and 95% for the third quarter and first nine months of 2009. The decrease in the combined ratio for the quarter was primarily due to lower catastrophe losses compared to last year, partially offset by a 1 point increase in the expense ratio.  The third quarter of 2010 had a $3 million (1 point) benefit from favorable loss reserve development on reserves established for the Northeast storms in the first quarter of 2010, compared to $18 million (4 points) of catastrophe losses in the third quarter of last year.  The increase in the combined ratio for the first nine months of 2010 was primarily due to large loss activity and catastrophe losses.  The first nine months of 2010 included $51 million (4 points) of catastrophe losses compared to $24 million (2 points) of catastrophe losses for the first nine months of last year.  OneBeacon’s combined ratio benefited from favorable loss reserve development by 4 points and 3 points in the third quarter and first nine months of 2010 compared to 4 points in both the third quarter and first nine months of last year.

During the third quarter of 2010, OneBeacon closed the Personal Lines Transaction and recorded an after-tax gain of approximately $19 million on the sale, which is in addition to a $6 million tax benefit booked in the second quarter related to the difference between the tax basis of the companies sold and the net asset value of those entities under GAAP. During the third quarter of 2010, OneBeacon also paid a combined regular and special dividend of $256 million ($2.71 per share), of which White Mountains received $194 million.

OneBeacon Results - Three Months Ended September 30, 2010 versus Three Months Ended September 30, 2009

Specialty lines. Net written premiums for specialty lines increased 5% to $274 million in the third quarter of 2010 from $261 million in the third quarter of 2009. The increase was due to increases in net written premiums from multiple businesses, including OneBeacon Professional Insurance (“OBPI”) ($6 million), Accident & Health ($3 million), collector cars and boats ($3 million) and Entertainment Brokers International (“EBI”) ($2 million), partially offset by a $4 million decrease in net written premiums at Property and Inland Marine (“PIM”).

The specialty lines combined ratio for the third quarter of 2010 decreased to 90% from 92% for the third quarter of 2009. The loss and LAE ratio decreased 2 points to 51% while the expense ratio was flat at 39%. The decrease in the loss and LAE ratio was primarily due to lower catastrophe losses in the third quarter of 2010, slightly offset by lower favorable reserve development. The third quarter of 2010 had a 1 point benefit from favorable loss reserve development on reserves established for the Northeast storms in the first quarter of 2010, compared to 5 points of catastrophe losses in the third quarter of last year. The third quarter of 2010 included 4 points of favorable loss reserve development primarily related to professional liability, compared to 7 points of favorable loss reserve development in the third quarter of last year.

Personal lines. As described above, in July 2010, OneBeacon completed the Personal Lines Transaction. As a result, a discussion of the personal lines results for the third quarter of 2010 is not meaningful in comparison to the third quarter of 2009.

Run-off.  The run-off combined ratio for the third quarter of 2010 increased to 112% from 103% for third quarter of 2009. The loss and LAE ratio increased 11 points to 77%, while the expense ratio decreased 2 points to 35%. The increase in the loss and LAE ratio was primarily due to a 21 point increase in losses on business subject to the Commercial Lines Transaction from higher levels of large losses, partially offset by 7 points less of catastrophe losses and a 3 point increase in favorable loss reserve development. The third quarter of 2010 included 6 points of favorable loss reserve development, mainly due to lower than expected severity in commercial package business, compared with 3 points of favorable loss reserve development related to lower than expected severity in package business and commercial multi-peril in the third quarter of 2009. The decrease in the expense ratio was primarily due to a decrease in other underwriting expenses as a result of the Commercial Lines Transaction, partially offset by an increase in policy acquisition expenses on a lower earned premium base.

Reinsurance protection.  OneBeacon purchases reinsurance in order to minimize loss from large risks or catastrophic events.  OneBeacon also purchases individual property reinsurance coverage for certain risks to reduce large loss volatility through property-per-risk excess of loss reinsurance programs and individual risk facultative reinsurance and maintains excess of loss casualty reinsurance programs that provide protection for individual risk or catastrophe losses involving workers compensation, general liability, automobile liability or umbrella liability, as well as corporate accident losses.  In addition, OneBeacon has a reinsurance cover with NICO, which entitles OneBeacon to recover up to $2.5 billion in ultimate loss and LAE incurred related primarily to claims arising from business written by OneBeacon prior to 1992 for asbestos claims and prior to 1987 for environmental claims, and certain other exposures.  The availability and cost of reinsurance protection is subject to market conditions, which are outside of management’s control.  Limiting the risk of loss through reinsurance arrangements serves to mitigate the impact of large losses; however, the cost of this protection in an individual period may exceed the benefit.

For the third quarter of 2010, OneBeacon’s net combined ratio was higher than its gross combined ratio by 6 points, primarily due to the impact of business fronted under the Commercial Lines Transaction, and to a lesser extent the cost of catastrophe reinsurance and also casualty reinsurance, partially offset by losses ceded under facultative reinsurance. As a result of the Commercial Lines Transaction, the cost of catastrophe reinsurance in the third quarter of 2010 was 2 points lower than in the third quarter of 2009. For the third quarter of 2009, OneBeacon’s net combined ratio was higher than its gross combined ratio by 6 points, primarily due to the cost of catastrophe, facultative and property reinsurance.

OneBeacon Results - Nine Months Ended September 30, 2010 versus Nine Months Ended September 30, 2009

Specialty lines. Net written premiums for specialty lines increased 7% to $772 million in the first nine months of 2010 from $724 million in the first nine months of 2009, primarily due to a $32 million increase in net written premiums from OBPI. The increase was also due to a $9 million increase in net written premiums from A&H, an $8 million increase from EBI, a $7 million increase from the collector cars and boats business, a $6 million increase from OneBeacon Energy and a $5 million increase from OBGR, partially offset by a $7 million decrease in net written premiums from OBSP, a $6 million decrease from PIM and a $5 million decrease in from IMU.

The specialty lines combined ratio for the first nine months of 2010 increased to 94% from 83% for the first nine months of 2009. The loss and LAE ratio increased 12 points to 56% while the expense ratio decreased 1 point to 38%. The increase in the loss and LAE ratio was primarily due to lower favorable loss reserve development and a higher level of large property claims. The first nine months of 2010 included 3 points of favorable loss reserve development primarily related to professional liability, compared to 10 points of favorable loss reserve development related to professional liability in the prior year period. The first nine months of 2010 also included the impact of a number of large losses experienced at PIM, IMU and EBI. The first nine months of 2010 included 3 points of catastrophe losses, primarily related to severe wind and rainstorms in the northeastern United States experienced in the first quarter and elsewhere in the United States in the second quarter, while the first nine months of 2009 included 2 points of catastrophe losses.

Personal lines. As described above, on July 1, 2010, OneBeacon completed the Personal Lines Transaction. Net written premiums for personal lines decreased 40% to $239 million in the first nine months of 2010 from $398 million in the first nine months of 2009. In traditional personal lines, net written premiums decreased 45% to $178 million due to the Personal Lines Transaction.  Further, net written premiums at AutoOne, which was not sold to Tower, decreased 16% to $60 million, primarily due to actions taken to reduce OneBeacon’s exposure in the voluntary private passenger automobile market.

The personal lines combined ratio for the first nine months of 2010 increased to 109% from 106% for the first nine months of 2009. The loss and LAE ratio increased 1 point to 76%, while the expense ratio increased 2 points to 33%. The increase in the expense ratio was primarily because expenses have not decreased proportionately with the reduction in earned premiums. The increase in the loss and LAE ratio was mainly due to higher catastrophe losses and poorer results in the automobile line, mostly offset by 1 point of favorable reserve development in the first nine months of 2010 compared with 8 points of adverse loss reserve development in the first nine months of 2009, which was related to AutoOne and traditional personal lines. The first nine months of 2010 included a 5 points of catastrophe losses, primarily related to severe wind and rainstorms in the northeastern United States, compared to less than a point of catastrophe losses in the prior period.

Run-off.  The run-off combined ratio for the first nine months of 2010 increased to 120% from 104% for the first nine months of 2009. The loss and LAE ratio increased 14 points to 80%, while the expense ratio increased 2 points to 40%. The increase in the loss and LAE ratio was primarily due to a 9 point increase in losses on business subject to the Commercial Lines Transaction from higher levels of large losses and a 7 point increase in catastrophe losses.  The first nine months of 2010 included 9 points of catastrophe losses primarily related to severe wind and rainstorms in the Northeastern United States experienced in the first quarter, compared with 2 points of catastrophe losses in the first nine months of 2009. The increase in the expense ratio was primarily due to the Commercial Lines Transaction as expenses have not decreased proportionately with the reduction in earned premiums.

Reinsurance protection.  For the first nine months of 2010, OneBeacon’s net combined ratio was higher than its gross combined ratio by 6 points, primarily due to the cost of catastrophe and property reinsurance, with the impact of the business fronted under the Commercial Lines Transaction offset by the impact of run-off losses ceded under facultative reinsurance. For the first nine months of 2009, OneBeacon’s net combined ratio was higher than its gross combined ratio by 5 points, primarily due to the cost of catastrophe, property and facultative reinsurance.

White Mountains Re

Financial results and GAAP combined ratios for White Mountains Re for the three and nine months ended September 30, 2010 and 2009 follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2010	2009	2010	2009
Gross written premiums	$214.4	$211.3	$917.7	$835.6
Net written premiums	$187.2	$171.3	$736.2	$672.3

Earned insurance and reinsurance premiums	$204.5	$213.4	$638.2	$651.5
Net investment income	22.0	22.0	66.9	82.8
Net realized and unrealized investment gains (losses)	(51.7)	27.0	14.4	72.7
Other revenue - foreign currency translation gains	43.1	23.2	22.9	54.6
Other revenue - Tuckerman Fund II (1)	—	9.9	—	29.9
Other revenue	.2	.1	13.5	.3
Total revenues	218.1	295.6	755.9	891.8
Losses and LAE	98.2	104.3	456.6	327.9
Insurance and reinsurance acquisition expenses	37.8	40.9	122.6	131.5
Other underwriting expenses	24.5	23.9	69.3	74.2
General and administrative expenses - Tuckerman Fund II (1)	—	8.6	—	28.4
General and administrative expenses	2.7	10.0	16.9	23.6
Accretion of fair value adjustment to losses and LAE reserves	2.1	2.1	6.3	4.5
Interest expense on debt	6.7	6.6	20.1	19.7
Total expenses	172.0	196.4	691.8	609.8
Pre-tax income	$46.1	$99.2	$64.1	$282.0

GAAP ratios:
Losses and LAE	48%	49%	72%	50%
Expense	30%	30%	30%	32%
Combined	78%	79%	102%	82%

(1)     As a result of White Mountains’ adoption of the revisions to the guidance for variable interest entities under ASU 2009-17, effective January 1, 2010 White Mountains Re no longer consolidates the results of Tuckerman Fund II. See Note 1.

White Mountains Re Results - Three Months Ended September 30, 2010 versus Three Months Ended September 30, 2009

White Mountains Re’s GAAP combined ratio for the third quarter of 2010 was 78% compared to 79% for the third quarter of 2009.  The third quarter of 2010 included $19 million (9 points) of natural catastrophe losses, net of reinsurance and reinstatements, including $4 million of flood losses in Europe, $4 million of losses from storms in Canada and $3 million of losses from the earthquake in New Zealand, compared to $21 million (10 points) in the third quarter of 2009 primarily from windstorms and flood losses in Europe.  Partially offsetting these losses was $14 million (7 points) of favorable loss reserve development recorded during the third quarter of 2010, relating primarily to continued favorable emergence in recent underwriting years, compared to $18 million (9 points) of favorable loss reserve development in the third quarter of 2009, as White Mountains Re ceded $20 million of losses under a retrocessional reinsurance contract related to the 2001 accident year. These retroceded losses were substantially offset in pre-tax income by $10 million of retroceded premiums and $7 million of interest charges on funds held under the contract. White Mountains Re has recorded the full limit of loss cessions available under this contract. Excluding the impact of this cession, White Mountains Re’s combined ratio for the third quarter of 2009 was 85%.

White Mountains Re’s gross written premiums increased 1% to $214 million in the third quarter of 2010 from $211 million in the third quarter of 2009, while net written premiums increased 9% to $187 million in the third quarter 2010 from $171 million in the third quarter of 2009.  Gross premium increases from trade credit and accident & health lines of business were partially offset by lower overall property volume. The increase in net written premiums is primarily due to the aforementioned increases in trade credit and accident & health business as well as $10 million of ceded premiums in the third quarter of 2009 under the retrocessional reinsurance contract related to the 2001 accident year as discussed above. Despite the increase in net written premiums, earned premiums decreased 4% to $205 million due to changes in business mix, most notably a decrease in overall property earned premiums and an increase in trade credit written premiums, which have a longer recognition period.

White Mountains Re’s other revenues consisted primarily of $43 million of foreign currency translation gains recorded in the third quarter of 2010 compared to $23 million of such gains in the third quarter of 2009.  In addition, due to White Mountains’ adoption of ASU 2009-17 effective January 1, 2010, Tuckerman Fund II is no longer consolidated. In the third quarter of 2009, White Mountains Re reported other revenues of $10 million related to the consolidation of Tuckerman Fund II.

White Mountains Re’s insurance and reinsurance acquisition expenses decreased 8% to $38 million in the third quarter of 2010 compared to $41 million in the third quarter of 2009.  This was primarily due to lower earned premium in addition to decreased commission expenses as a result of reduced commission rates in the trade credit line of business.

White Mountains Re’s general and administrative expenses decreased to $3 million in the third quarter 2010 from $19 million in the third quarter 2009 as a result of a reduction of $9 million from the deconsolidation of Tuckerman Fund II and a reduction of $6 million of expenses related to the reorganization of the White Mountains Re legal and operating structure incurred in the third quarter of 2009.

Reinsurance protection.  White Mountains Re’s reinsurance protection primarily consists of pro-rata and excess of loss protection to cover certain property catastrophe, aviation and credit exposures. These reinsurance protections are designed to increase underwriting capacity, where appropriate, and to reduce potential loss exposure to any large event or frequency of smaller catastrophe events.  In addition, in 2009, White Mountains Re purchased group excess of loss retrocessional protection for its non-U.S. and non-Japan earthquake-related exposures.

White Mountains Re’s net combined ratio was lower than its gross combined ratio for third quarter of 2010 by 1 point, compared to 13 points for the third quarter of 2009. The reduction in the 2009 combined ratio was primarily due to the cession under a retrocessional reinsurance contract related to the 2001 accident year described above, in addition to loss recoveries recognized on prior accident year property retrocessions and recoveries on aviation losses during the period.

White Mountains Re Results - Nine Months Ended September 30, 2010 versus Nine Months Ended September 30, 2009

White Mountains Re’s GAAP combined ratio increased to 102% for the nine months ended September 30, 2010 from 82% for the nine months ended September 30, 2009.  Excluding the impact of the cession under the retrocessional reinsurance contract related to the 2001 accident year discussed above, the combined ratio for the first nine months of 2009 was 84%. The increase in the combined ratio was principally due to increased natural catastrophe losses.  For the first nine months of 2010, White Mountains Re recorded natural catastrophe losses of $176 million (28 points), including $130 million of losses from the Chile earthquake, $10 million from flood losses in Europe, and $7 million from European storm Xynthia.  The first nine months of 2010 also included $9 million (1 point) of losses from Deepwater Horizon.  For the first nine months of 2009, White Mountains Re recorded $45 million (7 points) of natural catastrophe losses, primarily from European winter storm Klaus. In addition, White Mountains Re reported $27 million (4 points) of favorable loss reserve development in the first nine months of 2010, relating primarily to continued favorable emergence in recent underwriting years, compared to $23 million (4 points) of favorable loss reserve development in the first nine months of 2009, which was primarily due to $20 million of losses ceded under the retrocessional reinsurance contract described above.

White Mountains Re’s gross written premiums increased 10% to $918 million in the first nine months of 2010 from $836 million in the first nine months of 2009 primarily due to foreign currency translation ($56 million of the increase) and increases in the trade credit and accident & health lines of business.  Net written premiums increased 10% to $736 million in the first nine months of 2010 from $672 million in the first nine months of 2009.  Net written premiums included the effect of the purchase of additional reinsurance in the first nine months of 2010, primarily on the property catastrophe excess line of business.  Despite the increase in net written premiums, during the first nine months of 2010 earned premiums declined 2% from the first nine months of 2009 due to changes in business mix, most notably a decrease in property catastrophe and casualty earned premiums, somewhat offset by increases in accident & health and trade credit earned premiums, which have a longer recognition period.

White Mountains Re’s other revenues consisted primarily of $23 million of foreign currency translation gains recorded in the first nine months of 2010 compared to $55 million of such gains in the first nine months of 2009.  During the first quarter of 2010, White Mountains Re acquired Central National Insurance Company of Omaha and recorded a pre-tax gain of approximately $13 million in other revenues that reflects the excess of the fair value of the net assets acquired over the consideration paid.  In addition, Tuckerman Fund II is no longer consolidated, as discussed above. In the first nine months of 2009, White Mountains Re reported other revenues of $30 million related to the consolidation of Tuckerman Fund II.

White Mountains Re’s insurance and reinsurance acquisition expenses decreased 7% to $123 million in the first nine months of 2010 from $132 million in the first nine months of 2009. The decrease is primarily due to the decrease in earned premium in addition to decreased commission expenses for the trade credit line of business.

White Mountains Re’s other underwriting expenses decreased $5 million in the first nine months of 2010, primarily due to lower headcount and incentive compensation costs.  General and administrative expenses decreased to $17 million in the first nine months of 2010 from $52 million in the first nine months of 2009 as a result of a reduction of $28 million from the deconsolidation of Tuckerman Fund II and a reduction of $6 million related to the reorganization of the White Mountains Re legal and operating structure incurred during the third quarter of 2009.

Reinsurance protection.  White Mountains Re’s net combined ratio for the first nine months of 2010 was lower than its gross combined ratio by 8 points compared to 5 points for the first nine months of 2009.   The decrease for the nine months ended 2010 was primarily due to retrocessional recoveries recognized on Chile Earthquake losses during the period.  The decrease for the nine months ended 2009 was primarily due to the aforementioned cession under a retrocessional reinsurance contract related to the 2001 accident year, loss recoveries recognized on prior accident year property retrocessions and recoveries on aviation losses occurring during the period.

Esurance

Financial results and adjusted combined ratios for Esurance for the three and nine months ended September 30, 2010 and 2009 follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2010	2009	2010	2009
Gross written premiums	$222.0	$205.5	$648.4	$600.3
Net written premiums	$221.2	$204.8	$645.9	$598.5

Earned insurance and reinsurance premiums	$210.3	$195.8	$618.9	$589.4
Net investment income	6.8	6.2	19.8	18.5
Net realized and unrealized investment gains	10.3	12.9	16.3	34.7
Other revenue — referral fee revenue	4.3	2.3	11.5	5.9
Other revenue	11.0	11.1	33.2	34.1
Total revenues	242.7	228.3	699.7	682.6
Losses and LAE	148.0	141.6	451.8	426.4
Insurance and reinsurance acquisition expenses	48.7	39.6	135.3	118.1
Other underwriting expenses	18.1	19.4	57.0	56.2
General and administrative expenses	9.0	8.6	26.5	26.2
Amortization of AFI purchase accounting adjustments	3.0	4.2	9.7	13.8
Total expenses	226.8	213.4	680.3	640.7
Pre-tax income	$15.9	$14.9	$19.4	$41.9

Adjusted ratios(1):
Losses and LAE	70%	72%	73%	72%
Adjusted expense	30%	29%	29%	29%
Adjusted combined	100%	101%	102%	101%

(1)     Adjusted expense and combined ratios include acquisition expenses net of referral fee revenue. See “NON-GAAP FINANCIAL MEASURES” on page 54 for a reconciliation of Esurance’s adjusted expense ratio and adjusted combined ratio to its GAAP expense and combined ratios.

Esurance Results - Three Months Ended September 30, 2010 versus Three Months Ended September 30, 2009

Esurance’s adjusted combined ratio decreased to 100% for the third quarter of 2010 from 101% for the third quarter of 2009.  Esurance’s adjusted combined ratio benefited from favorable loss reserve development by 2 points in both the third quarter of 2010 and in the third quarter of last year. The loss and LAE ratio decreased to 70% for the third quarter of 2010 from 72% for the third quarter of 2009.  The decrease in the loss and LAE ratio for the third quarter was primarily from favorable loss reserve development on current accident year reserves established in the first six months of 2010, offset somewhat by deteriorating loss results in Florida.  Esurance’s adjusted expense ratio increased to 30% from 29% in the third quarter of 2009 due primarily to increased marketing expenses associated with its new advertising campaign.

Esurance’s net written premium increased by 8% in the third quarter of 2010 to $221 million compared to $205 million in the third quarter of 2009, due primarily to higher new business sales.  New policy sales increased 10% in the third quarter of 2010 compared to the third quarter of 2009 as Esurance’s conversion rate (i.e., the percentage of shoppers that buy policies) also showed improvement.

The Esurance segment now has 843,000 policies-in-force, including 327,000 AFI customers and 24,000 other controlled policies (e.g., homeowners, renters and motorcycle insurance policies which Esurance does not underwrite but places with other carriers).  The Esurance segment has added approximately 79,000 policies-in-force since September 30, 2009.

Esurance underwrites business in 30 states, which represents about 87% of the market for personal auto insurance premiums written in the United States.  For the quarter ended September 30, 2010, Esurance’s largest states were California (with 20% of gross written premium), Florida (14%), New Jersey (10%), New York (6%) and Texas (5%).  Esurance, through its independent agency platform, AFI, sells policies in 50 states plus the District of Columbia.  For the quarter ended September 30, 2010, AFI’s largest auto insurance states were California (15 % of policies-in-force), Texas (8%), Florida (7%), Pennsylvania (4%), and Ohio (4%).

Esurance Results - Nine Months Ended September 30, 2010 versus Nine Months Ended September 30, 2009

Esurance’s adjusted combined ratio increased to 102% for the first nine months of 2010 from 101% for the first nine months of 2009. The loss and LAE ratio increased to 73% from 72% for the first nine months of 2009 due primarily to poor loss results in Florida partially offset by favorable loss reserve development.  Esurance experienced two points of favorable prior year loss reserve development for the first nine months of 2010 compared to one point for the first nine months of 2009.

Esurance’s net written premiums increased by 8% in the first nine months of 2010 to $646 million compared to $599 million in the first nine months of 2009, due primarily to higher new business sales and improved policyholder retention.  New policy sales increased 27% in the first nine months of 2010 compared to the first nine months of 2009 as Esurance’s conversion rate improved by three points.  Policyholder retention improved in the first nine months of 2010, primarily due to fewer and more moderate rate increases over the last year.

For the first nine months of 2010, Esurance’s largest states were California (with 20% of gross written premium), Florida (15%), New Jersey (9%), New York (7%) and Texas (5%).

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

A summary of White Mountains’ financial results from its Other Operations segment for the three and nine months ended September 30, 2010 and 2009 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2010	2009	2010	2009
Net investment income	$4.3	$3.6	$11.2	$10.8
Net realized and unrealized investment (losses) gains	(12.7)	13.2	(24.0)	15.8
Other revenue - Tuckerman Fund I	9.0	7.9	18.4	18.4
Other revenue (losses)	(48.1)	3.6	(42.4)	(49.8)
Total revenues	(47.5)	28.3	(36.8)	(4.8)
General and administrative expenses - Tuckerman Fund I	7.5	6.1	16.2	16.6
General and administrative expenses	17.8	30.7	71.0	60.3
Interest expense — debt	.1	1.4	.7	4.5
Total expenses	25.4	38.2	87.9	81.4
Pre-tax loss	$(72.9)	$(9.9)	$(124.7)	$(86.2)

Other Operations Results - Three and Nine Months Ended September 30, 2010 versus Three and Nine Months Ended September 30, 2009

White Mountains’ Other Operations segment reported pre-tax loss in the third quarter and first nine months of 2010 of $73 million and $125 million, compared to $10 million and $86 million in the third quarter and first nine months of last year.  The increase in the losses for the third quarter were mainly due to losses reported at WM Life Re and mark-to-market losses on the Symetra warrants, slightly offset by lower incentive compensation expenses.  The increase in the nine-month period was due primarily to mark-to-market losses on the Symetra warrants. WM Life Re reported $53 million and $65 million of pre-tax loss in the third quarter and first nine months compared to $4 million of pre-tax income and $54 million of pre-tax loss in the third quarter and first nine months of 2009.  The value of White Mountains’ investment in Symetra warrants decreased $11 million and $21 million in the third quarter and first nine months of 2010 compared to an increase of $11 million and $15 million in the third quarter and first nine months of 2009.

During the third quarter of 2010, WM Life Re lowered the surrender assumptions used to calculate its variable annuity guarantee liability. WM Life Re’s previous assumptions reflected its expectation that surrenders would rise as the surrender charges in the underlying annuities decline.  However, the persistent instability in financial and foreign exchange markets has kept surrenders low.  The lower surrender assumption resulted in a $48 million increase in WM Life Re’s variable annuity guarantee liability, which was recorded as a reduction of other revenues in the third quarter of 2010. The WM Life Re results for the first nine months of 2009 included $22 million of losses from surrender assumption revisions made in the second quarter of 2009.

As discussed on page 53 under “FAIR VALUE CONSIDERATIONS”, in determining the fair value of the benefit guarantees that WM Life Re reinsures, management makes assumptions about future policyholder surrender rates.  If actual surrenders are lower than the surrender assumptions used in WM Life Re’s liability valuation model, the liability for the benefit guarantees would increase.  The change in surrender assumptions made by WM Life Re during the third quarter of 2010 reduced its exposure to adverse changes in surrender rates in the future.  For example, a 50% reduction in the surrender assumptions used in WM Life Re’s valuation model at September 30, 2010 would have increased the fair value of the liability by approximately $12 million, compared to an increase of $34 million at June 30, 2010.

II. Summary of Investment Results

Investment Returns

For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a more relevant comparison to benchmark returns, while all dollar amounts are presented net of any management fees and trading expenses. A summary of White Mountains’ consolidated pre-tax investment results and gross investment returns versus typical benchmarks for the three and nine months ended September 30, 2010 and 2009 follows:

Pre-tax investment results	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2010	2009	2010	2009
Net investment income	$54.7	$66.2	$172.8	$204.5
Net realized and unrealized investment (losses) gains	(2.5)	170.7	86.3	362.3
Net unrealized foreign currency gains on investments(1)	259.9	146.3	104.5	190.6
Total GAAP pre-tax investment gains	$312.1	$383.2	$363.6	$757.4

WMRe Sirius holds a large portfolio of investments that are denominated in U.S. dollars, but its functional currency is the Swedish kronor. When WMRe Sirius prepares its stand-alone GAAP financial statements, it translates its U.S. dollar-denominated investments to Swedish Kronor and recognizes the related foreign currency translation gains or losses through income. When White Mountains consolidates WMRe Sirius, it translates WMRe Sirius stand-alone GAAP financial statements to U.S. dollars and recognizes the foreign currency gains or losses arising from this translation, including those associated with WMRe Sirius U.S. dollar-denominated investments, through other comprehensive income.  Since White Mountains reports its financial statements in U.S. dollars, there is no net effect to adjusted book value per share or to investment returns from foreign currency translation on its U.S. dollar-denominated investments at WMRe Sirius.  However, net realized and unrealized investment gains and other comprehensive income can be significantly affected during periods of high volatility in the foreign exchange rate between the U.S. dollar and the Swedish kronor, as was the case during the third quarter of 2010.

Gross investment returns and benchmark returns

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Fixed maturity investments	3.9%	5.0%	5.5%	11.4%
Short-term investments	2.2%	.4%	.2%	.9%
Total fixed income	3.5%	3.7%	4.3%	8.5%
Barclay’s U.S. Intermediate Aggregate Index	2.1%	3.2%	7.0%	5.9%

Common stocks	9.6%	8.5%	7.9%	1.4%
Convertible securities	5.8%	11.8%	8.2%	17.7%
Other long-term investments	3.6%	2.8%	4.9%	3.7%
Total equities, convertible securities and other long-term investments (1)	6.9%	7.3%	6.9%	6.9%
S&P 500 Index (total return)	11.3%	15.6%	3.9%	19.3%

Total consolidated portfolio	4.0%	4.1%	4.6%	8.3%

(1)	Investment returns do not include realized gains (losses) from White Mountains’ investments in Symetra warrants or Delos, as those assets are not included in White Mountains’ total investments.

White Mountains’ GAAP pre-tax total return on invested assets was 4.0% and 4.6% for the third quarter and first nine months of 2010, including 1.9% and 0.5% of foreign currency gains.  This compares to 4.1% and 8.3% for the corresponding prior year periods, which included 1.2% and 1.6% of foreign currency gains. Excluding the effects of foreign currency translation, White Mountains’ fixed income portfolio returned 1.2% and 3.7% for the third quarter and first nine months of 2010, lagging the Barclays U.S. Intermediate Aggregate returns of 2.1% and 7.0%, as a result of the shorter duration of White Mountains’ fixed income portfolio when compared to the Barclay’s U.S. Intermediate Aggregate Index. White Mountains’ equity portfolio, approximately 14% of GAAP invested assets at September 30, 2010, returned 6.9% for the third quarter and first nine months of 2010. The common stock and convertible bond portfolio returned 8.8% in the third quarter and 7.9% for the first nine months of 2010, outperforming the S&P 500 Index return of 3.9% for the first nine months. White Mountains has been gradually shifting its equity exposure away from convertibles and other long-term investments toward common stocks, a process it intends to continue on an opportunistic basis.

Net investment income was down 17% and 16% to $55 million and $173 million in the third quarter and first nine months of 2010, due primarily to lower fixed maturity yields and a reduction in invested assets from the Personal Lines Transaction, including a shift to lower yielding short-term investments during the first six months of 2010 in preparation for the sale, the OBH Senior Notes repurchases at OneBeacon and the Company’s on-going share repurchase program.

During the third quarter of 2010, White Mountains entered into an agreement to sell its investment in Delos and recognized an impairment loss of $14 million through net realized investment losses to reflect the terms of the sale. In addition, White Mountains recorded net realized investment losses of $11 million and $21 million in the third quarter and first nine months of 2010 to reflect the change in value of its investment in Symetra warrants compared to $11 million and $15 million of net realized investment gains in the third quarter and first nine months of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash and Short-term Investments

Holding company level.  The primary sources of cash for the Company and certain of its intermediate holding companies are expected to be: distributions and tax sharing payments received from its insurance and reinsurance operating subsidiaries; capital raising activities; net investment income; and proceeds from sales and maturities of investments. The primary uses of cash are expected to be: repurchases of the Company’s and OneBeacon Ltd.’s common shares; payments on and repurchases/retirements of its debt obligations; dividend payments to holders of the Company’s common shares, to noncontrolling interest holders of OneBeacon Ltd.’s common shares and to holders of the WMRe Preference Shares; purchases of investments; payments made to tax authorities; contributions to operating subsidiaries; and operating expenses.

Operating subsidiary level.  The primary sources of cash for White Mountains’ insurance and reinsurance operating subsidiaries are expected to be: premium collections; net investment income; proceeds from sales and maturities of investments; contributions from holding companies; and capital raising activities. The primary uses of cash are expected to be: claim payments; policy acquisition costs; purchases of investments; payments on and repurchases/retirements of its debt obligations; distributions and tax sharing payments made to holding companies; and operating expenses.

Both internal and external forces influence White Mountains’ financial condition, results of operations and cash flows. Claim settlements, premium levels and investment returns may be impacted by changing rates of inflation and other economic conditions. In many cases, significant periods of time, ranging up to several years or more, may lapse between the occurrence of an insured loss, the reporting of the loss to White Mountains and the settlement of the liability for that loss. The exact timing of the payment of claims and benefits cannot be predicted with certainty. White Mountains’ insurance and reinsurance operating subsidiaries maintain portfolios of invested assets with varying maturities and a substantial amount of cash and short-term investments to provide adequate liquidity for the payment of claims.

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

OneBeacon:

Generally, OneBeacon’s top tier regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. Based upon December 31, 2009 statutory surplus of $1.6 billion, OneBeacon’s top tier regulated insurance operating subsidiaries have the ability to pay approximately $157 million of dividends during 2010 without prior approval of regulatory authorities, subject to the availability of unassigned funds. As of June 30, 2010, OneBeacon’s top tier regulated insurance operating subsidiaries had approximately $0.9 billion of unassigned funds. During the first nine months of 2010, OneBeacon’s top tier regulated insurance operating subsidiaries distributed $651 million to their immediate parent, including $71 million in ordinary dividends, $414 million in extraordinary dividends and a $170 million return of capital.

During the first nine months of 2010, OneBeacon’s unregulated insurance operating subsidiaries paid $8 million of dividends to their immediate parent.  As of September 30, 2010, OneBeacon’s unregulated insurance operating subsidiaries had approximately $17 million of net unrestricted cash, short-term investments and fixed maturity investments.

During the first nine months of 2010, OneBeacon Ltd. paid a $236 million special dividend in addition to $60 million of regular quarterly dividends to its common shareholders. White Mountains received $225 million of these dividends.  As of September 30, 2010, OneBeacon Ltd. and its intermediate holding companies had approximately $253 million of net unrestricted cash, short-term investments and fixed maturity investments outside of its regulated and unregulated insurance operating subsidiaries.

White Mountains Re:

Subject to certain limitations under Swedish law, WMRe Sirius is permitted to transfer all or a portion of its pre-tax income to its Swedish parent companies to minimize taxes (referred to as a group contribution). In 2010, WMRe Sirius intends to transfer approximately $72 million (based on the September 30, 2010 SEK to USD exchange rate) of its 2009 pre-tax income to its Swedish parent companies as a group contribution, of which $31 million was transferred during the first nine months of 2010.

WMRe Sirius has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, WMRe Sirius has allocated the majority of its pre-tax income, after group contributions to its Swedish parent companies, to the Safety Reserve (see “Safety Reserve” below). As of December 31, 2009, WMRe Sirius had $260 million (based on the December 31, 2009 SEK to USD exchange rate) of unrestricted statutory surplus, which is available for distribution in 2010. During the first nine months of 2010, WMRe Sirius paid $21 million of dividends to its immediate parent.

WMRe America has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on to the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. Based upon June 30, 2010 statutory surplus of $818 million, WMRe America would have the ability to pay approximately $82 million of dividends during the following 12 months without prior approval of regulatory authorities, subject to the availability of earned surplus.  However, as of June 30, 2010, WMRe America had negative earned surplus. During the first nine months of 2010, WMRe America did not pay any dividends to its immediate parent.

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

During the first nine months of 2010, White Mountains Re paid $50 million of cash dividends to its immediate parent. As of September 30, 2010, White Mountains Re and its intermediate holding companies had approximately $70 million of net unrestricted cash, short-term investments and fixed maturity investments and approximately $16 million of other long-term investments outside of WMRe America and WMRe Sirius.

Safety Reserve

Subject to certain limitations under Swedish law, WMRe Sirius is permitted to transfer pre-tax amounts into an untaxed reserve referred to as a safety reserve. At September 30, 2010, WMRe Sirius’ safety reserve amounted to $1.4 billion. Under GAAP, an amount equal to the safety reserve, net of a related deferred tax liability established at the Swedish tax rate of 26.3%, is classified as shareholders’ equity. Generally, this deferred tax liability is only required to be paid by WMRe Sirius if it fails to maintain predetermined levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on WMRe Sirius’ safety reserve ($378 million at September 30, 2010) is included in solvency capital. Access to the safety reserve is restricted to coverage of insurance losses. Access for any other purpose requires the approval of Swedish regulatory authorities. Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the $1.4 billion balance of the safety reserve, without any provision for deferred taxes, in WMRe Sirius’ capital when assessing WMRe Sirius’ financial strength.

Esurance:

Esurance Insurance Company has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of prior years’ statutory net income, excluding realized capital gains, and prior year end statutory surplus, subject to the availability of unassigned funds. Based on 2009 statutory net income excluding realized capital gains, Esurance Insurance Company has the ability to pay $3 million in dividends during 2010 without prior approval of regulatory authorities, subject to the availability of unassigned funds.  As of June 30, 2010, Esurance Insurance Company had $32 million of unassigned funds. During the first nine months of 2010, Esurance Insurance Company did not pay any dividends to its immediate parent.

During the first nine months of 2010, Answer Financial did not pay any dividends to its immediate parent. As of September 30, 2010, Answer Financial had $5 million of net unrestricted cash, short-term investments and fixed maturity investments.

During the first nine months of 2010, Esurance did not pay any dividends to its immediate parent. As of September 30, 2010, Esurance had $14 million of net unrestricted cash, short-term investments and fixed maturity investments outside of Esurance Insurance Company and Answer Financial.

Other Operations:

During the first nine months of 2010, WM Advisors did not pay any dividends to its immediate parent. As of September 30, 2010, WM Advisors had approximately $19 million of net unrestricted cash, short-term investments and fixed maturity investments.

As of September 30, 2010, the Company and its intermediate holding companies had approximately $274 million of net unrestricted cash, short-term investments and fixed maturity investments and approximately $108 million of common equity securities and other long-term investments included in its Other Operations segment.

Insurance Float

Insurance float is an important aspect of White Mountains’ insurance operations. Insurance float represents funds that an insurance or reinsurance company holds for a limited time. In an insurance or reinsurance operation, float arises because premiums are collected before losses are paid. This interval can extend over many years. During that time, the insurer or reinsurer invests the funds. When the premiums that an insurer or reinsurer collects do not cover the losses and expenses it eventually must pay, the result is an underwriting loss, which is considered to be the cost of insurance float.  White Mountains calculates its insurance float by taking its net investment assets and subtracting its total adjusted capital. Although insurance float can be calculated using numbers determined under GAAP, insurance float is not a GAAP concept and, therefore, there is no comparable GAAP measure.

Insurance float can increase in a number of ways, including through acquisitions of insurance and reinsurance operations, organic growth in existing insurance and reinsurance operations and recognition of losses that do not cause a corresponding reduction in investment assets.  Conversely, insurance float can decrease in a number of other ways, including sales of insurance and reinsurance operations, shrinking or run-off of existing insurance and/or reinsurance operations, the acquisition of operations that do not have substantial investment assets (e.g., an agency) and the recognition of gains that do not cause a corresponding increase in investment assets.  White Mountains has historically obtained its insurance float primarily through acquisitions, as opposed to organic growth. It is White Mountains’ intention to generate low-cost float over time through a combination of acquisitions and/or by organic growth in its existing insurance and reinsurance operations. However, White Mountains will seek to increase its insurance float organically only when market conditions allow for an expectation of generating underwriting profits.

Certain operational leverage metrics can be measured with ratios that are calculated using insurance float.  There are many activities that do not change the amount of insurance float at an insurance company but can have a significant impact on the company’s operational leverage metrics.  For example, investment gains and losses, foreign currency gains and losses, debt issuances and repayments, common and preferred share issuances and repurchases and dividends paid to shareholders are all activities that do not change insurance float but that can meaningfully impact operational leverage metrics.

The following table illustrates White Mountains’ consolidated insurance float position and four operational leverage ratios based on insurance float and net investment assets as of September 30, 2010 and December 31, 2009:

($ in millions)	September 30, 2010	December 31, 2009
Total investments	$8,655.4	$9,232.5
Consolidated limited partnership investments(1)	(83.7)	(50.4)
Cash	401.2	366.0
Investments in unconsolidated affiliates	440.0	344.8
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	(120.7)	9.0
Accounts receivable on unsettled investment sales	147.4	27.6
Accounts payable on unsettled investment purchases	(110.0)	(9.1)
Interest-bearing funds held by ceding companies (2)	86.2	97.3
Interest-bearing funds held under reinsurance treaties (3)	(40.8)	(62.0)
Net investment assets	$9,375.0	$9,955.7

Total White Mountains’ common shareholders’ equity	$3,667.8	$3,657.4
Noncontrolling interest—OneBeacon Ltd.	292.6	351.0
Noncontrolling interest—WMRe Preference Shares	250.0	250.0
Debt	818.7	1,050.7
Total capital (1)	5,029.1	5,309.1
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio, net of applicable taxes	(110.9)	9.0
Total adjusted capital	$4,918.2	$5,318.1
Insurance float	$4,456.8	$4,637.6
Insurance float as a multiple of total adjusted capital	0.9x	0.9x
Net investment assets as a multiple of total adjusted capital	1.9x	1.9x
Insurance float as a multiple of White Mountains’ common shareholders’ equity	1.2x	1.3x
Net investment assets as a multiple of White Mountains’ common shareholders’ equity	2.6x	2.7x

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

During the first nine months of 2010, insurance float decreased by $181 million, primarily due to the Personal Lines Transaction at OneBeacon, which reduced insurance float by approximately $380 million, and $76 million of favorable loss reserve development recorded by White Mountains in the first nine months of 2010. These decreases were partially offset by growth in Esurance’s in-force business, losses at WM Life Re and the portion of the $221 million of natural catastrophe losses reported by White Mountains in the first nine months of 2010 that were unpaid as of September 30, 2010. These catastrophe losses create a temporary increase in insurance float when they are first recorded, which will reverse and decrease insurance float as the catastrophe losses are paid in the future.

Financing

The following table summarizes White Mountains’ capital structure as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
($ in millions)	2010	2009
OBH Senior Notes, carrying value	$419.5	$606.5
WMRe Senior Notes, carrying value	399.2	399.1
WTM Bank Facility	—	—
WTM Barclays Facility	—	—
Other debt	—	45.1
Total debt	818.7	1,050.7
Noncontrolling interest—OneBeacon Ltd.	292.6	351.0
Noncontrolling interest—WMRe Preference Shares	250.0	250.0
Total White Mountains’ common shareholders’ equity	3,667.8	3,657.4
Total capital(1)	5,029.1	5,309.1
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	(110.9)	9.0
Total adjusted capital	$4,918.2	$5,318.1
Total debt to total adjusted capital	17%	20%
Total debt and WMRe Preference Shares to total adjusted capital	22%	24%

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

Additionally, during the first nine months of 2010, OBH repurchased and retired $30 million of outstanding OBH Senior Notes and OneBeacon Insurance Company purchased $1 million of outstanding OBH Senior Notes. In addition, during the first quarter of 2010, OneBeacon repaid in full the $14 million outstanding under the Atlantic Specialty Note.

As part of the Berkshire Exchange transaction in 2008, Berkshire indemnified White Mountains for all amounts due under the Sierra Note at its maturity, except for the portion of the interest on the Sierra Note that accrued from its issue date through December 31, 2007, plus interest on this accrued amount through the date of repayment.  The Sierra Note matured on March 31, 2010. The final amount due under the note is currently in dispute with respect to the amount of reserve development. During the third quarter of 2010, the undisputed amounts owed under the Sierra Note were repaid to Sierra.

At December 31, 2009, White Mountains had a revolving credit facility with a syndicate of lenders administered by Bank of America, N.A. with a total commitment of $417.5 million (the “WTM Bank Facility”) and a revolving credit facility with Barclays Bank PLC (“Barclays”) with a total commitment of $33.3 million (the “WTM Barclays Facility”).  On June 3, 2010, Barclays joined the syndicate of lenders to the WTM Bank Facility and the total commitment under the WTM Bank Facility was raised to $475.0 million.  Barclays joined the WTM Bank Facility under the same terms and conditions as the other lenders.  Simultaneously with the addition of Barclays to the WTM Bank Facility, White Mountains terminated the WTM Barclays Facility.  As of September 30, 2010, the WTM Bank Facility was undrawn.

The WTM Bank Facility contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under these facilities and result in acceleration of principal repayment on any amounts outstanding. At September 30, 2010, White Mountains was in compliance with all of the covenants under the WTM Bank Facility and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

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

The OBH Senior Notes and the WMRe Senior Notes were issued under indentures that contain restrictive covenants which, among other things, limit the ability of the Company, OBH, WMRe Group and their respective subsidiaries to create liens and enter into sale and leaseback transactions and limits the ability of the Company, OBH, WMRe Group and their respective subsidiaries to consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which the Company, OBH or WMRe Group must adhere. At September 30, 2010, White Mountains was in compliance with all of the covenants under the OBH Senior Notes and the WMRe Senior Notes, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

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

Share Repurchase Program

In 2006, White Mountains’ board of directors authorized the Company to repurchase up to 1 million of its common shares, from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. On August 26, 2010, White Mountains’ board of directors authorized the Company to repurchase an additional 600,000 common shares.  Since the inception of this program, the Company has repurchased and retired 957,412 common shares for $379 million.  During the first nine months of 2010, White Mountains repurchased and retired 536,801 of its common shares under its share repurchase program for $177 million at an average share price of $330.12.  The Company did not repurchase any shares under this program during the first nine months of 2009.

Cash Flows

Detailed information concerning White Mountains’ cash flows during nine months ended September 30, 2010 and 2009 follows:

Cash flows from operations for the nine months ended September 30, 2010 and 2009

Net cash flows from operations was $(21) million and $(43) million in the first nine months of 2010 and 2009, respectively. Net cash flows for operations in the first nine months of 2010 and 2009 were adversely impacted by declining net investment income, primarily due to lower overall portfolio yields, shifts in portfolio mix to lower risk, lower yield investments and a decrease in the overall invested asset base. In addition, cash flows from operations reflect approximately $81 million and $75 million of payments in the first nine months of 2010 and 2009 to purchase derivative instruments and to fund collateral trusts under the terms of existing derivative contracts at WM Life Re. White Mountains does not believe that these trends will have a meaningful impact on its future liquidity or its ability to meet its future cash requirements

Cash flows from investing and financing activities for the nine months ended September 30, 2010

Financing and Other Capital Activities

During the first quarter of 2010, the Company declared and paid a $9 million cash dividend to its common shareholders.

During the first nine months of 2010, the Company repurchased and retired 957,412 of its common shares for $379 million through its share repurchase program and 3,909 of its common shares for $1 million outside of the share repurchase program.

During the first nine months of 2010, OneBeacon Ltd. declared and paid $296 million of cash dividends to its common shareholders. White Mountains received a total of $225 million of these dividends.

During the first nine months of 2010, OBH repurchased and retired a portion of the outstanding OBH Senior Notes for $196 million and OneBeacon Insurance Company purchased a portion of the outstanding OBH Senior Notes for $1 million. In addition, during the first quarter of 2010, OneBeacon repaid in full the $14 million outstanding under the Atlantic Specialty Note.

During the first nine months of 2010, OneBeacon paid a total of $18 million of interest on the OBH Senior Notes.

During the first nine months of 2010, White Mountains Re declared and paid $50 million of cash dividends to its immediate parent.

During the first nine months of 2010, White Mountains Re paid $26 million of interest on the WMRe Senior Notes and $9 million of dividends on the WMRe Preference Shares.

During the first nine months of 2010, White Mountains contributed $45 million to WM Life Re.

Acquisitions and Dispositions

During the first quarter of 2010, White Mountains Re acquired Central National from Drum Financial Corporation for $5 million in cash.

During the third quarter of 2010, OneBeacon completed the Personal Lines Transaction and received consideration of approximately $167 million.

Cash flows from investing and financing activities for the nine months ended September 30, 2009

Financing and Other Capital Activities

During the third quarter of 2009, the Company repaid the entire $200 million that had been drawn on the WTM Bank Facility.

During the first quarter of 2009, the Company declared and paid a $9 million cash dividend to its common shareholders.

During the first nine months of 2009, the Company paid $4 million of interest under the WTM Bank Facility.

During the first nine months of 2009, OneBeacon Ltd. declared and paid $60 million of cash dividends to its common shareholders. White Mountains received a total of $45 million of these dividends.

During the first nine months of 2009, OneBeacon repaid the entire $41 million outstanding under its Mortgage Note.

During the first nine months of 2009, OneBeacon Insurance Company purchased a portion of the OBH Senior Notes for $55 million and OBH repurchased and retired a portion of the OBH Senior Notes for $8 million.

During the first nine months of 2009, OneBeacon paid a total of $20 million of interest on the OBH Senior Notes.

During the first nine months of 2009, White Mountains Re declared and paid $305 million of cash dividends to its immediate parent, which included $30 million received from its weather risk management business.

During the first nine months of 2009, White Mountains Re paid $26 million of interest on the WMRe Senior Notes and $9 million of dividends on the WMRe Preference Shares.

During the first nine months of 2009, Answer Financial declared and paid $4 million of capital distributions to its immediate parent.

During the first nine months of 2009, White Mountains contributed $133 million to WM Life Re and $32 million to Esurance.

During the first nine months of 2009, White Mountains Re contributed $45 million in cash and investments to Scandinavian Re.

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

As of September 30, 2010, approximately 93% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by the outside pricing service to determine fair value. The outside pricing services used by White Mountains have indicated that they will only provide prices where observable inputs are available. White Mountains’ process to validate the market prices obtained from the outside pricing sources includes, but is not limited to, periodic evaluation of model pricing methodologies and monthly analytical reviews of certain prices. White Mountains also periodically performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price. See Note 5 for further discussion of fair value measurements for investment securities.

White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. White Mountains carries the benefit guarantees at fair value. The fair value of the guarantees is estimated using actuarial and capital market assumptions related to the projected discounted cash flows over the term of the reinsurance agreement. The valuation uses assumptions about surrenders/lapse rates, market volatilities and other factors, and includes a risk margin which represents the additional compensation a market participant would require to assume the risks related to the business. The selection of surrender/lapse rates, market volatility assumptions, risk margins and other factors require the use of significant management judgment. Assumptions regarding policyholder behavior, including surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimate. The cost of reinsuring these benefit guarantees may be greater than expected. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value of the liabilities associated with these guarantees that could materially affect results of operations. All of White Mountains’ variable annuity reinsurance liabilities ($591 million) were classified as Level 3 measurements at September 30, 2010.

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

During the third quarter of 2010, WM Life Re lowered the surrender assumptions that it uses to calculate its variable annuity guarantee liability. WM Life Re’s previous assumptions reflected its expectation that surrenders would rise as the surrender charges in the underlying annuities decline.  However, the persistent instability in financial and foreign exchange markets has kept surrenders low.  The lower surrender assumptions resulted in a $48 million increase in WM Life Re’s variable annuity guarantee liability, but reduced its exposure to adverse changes in surrender rates in the future.

As of September 30, 2010, WM Life Re’s surrender assumptions vary from 0.9% currently to 6% depending on the level of account value versus guarantee value; at the current levels of account value, the average is approximately 1.0% per annum.  The potential increase in the fair value of the liability due to a change in current actuarial assumptions is as follows:

Increase in fair value of liability
Millions	September 30, 2010	June 30, 2010
Decrease 50%	$12 million	$34 million
Decrease 100% (to zero surrenders)	$25 million	$69 million

The amounts in the table above could increase in the future if the fair value of the variable annuity guarantee liability changes due to factors other than the surrender assumptions (e.g., a decline in the ratio of the annuitants’ aggregate account values to their aggregate guarantee values).

NON-GAAP FINANCIAL MEASURES

This report includes five non-GAAP financial measures that have been reconciled to their most comparable GAAP financial measures. White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ results of operations and financial condition.

Adjusted comprehensive income is a non-GAAP financial measure that excludes the change in equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes, from comprehensive income. In the calculation of comprehensive income under GAAP, fixed maturity investments are marked-to-market while the liabilities to which those assets are matched are not. Symetra attempts to earn a “spread” between what it earns on its investments and what it pays out on its products. In order to try to fix this spread, Symetra invests in a manner that tries to match the duration and cash flows of its investments with the required cash outflows associated with its life insurance and structured settlements products. As a result, Symetra typically earns the same spread on in-force business whether interest rates fall or rise. Further, at any given time, some of Symetra’s structured settlement obligations may extend 40 or 50 years into the future, which is further out than the longest maturing fixed maturity investments regularly available for purchase in the market (typically 30 years). For these long-dated products, Symetra is unable to fully match the obligation with assets until the remaining expected payout schedule comes within the duration of securities available in the market. If at that time, these fixed maturity investments have yields that are lower than the yields expected when the structured settlement product was originally priced, the spread for the product will shrink and Symetra will ultimately harvest lower returns for its shareholders. GAAP comprehensive income increases when rates decline, which would suggest an increase in the value of Symetra - the opposite of what is happening to the intrinsic value of the business. Therefore, White Mountains’ management and Board of Directors use adjusted comprehensive income when assessing Symetra’s quarterly financial performance. In addition, this measure is typically the predominant component of change in adjusted book value per share, which is used in calculation of White Mountains’ performance for both short-term (annual bonus) and long-term incentive plans. The reconciliation of adjusted comprehensive income to comprehensive income is included on page 36.

Adjusted book value per share is a non-GAAP measure which is derived by expanding the GAAP calculation of book value per White Mountains common share to exclude equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes. In addition, the number of common shares outstanding used in the calculation of adjusted book value per share are adjusted to exclude unearned restricted common shares, the compensation cost of which, at the date of calculation, has yet to be amortized. The reconciliation of adjusted book value per share to GAAP book value per share is included on page 35.

Total capital at White Mountains is comprised of White Mountains’ common shareholders’ equity, debt and noncontrolling interest in OneBeacon Ltd and the WMRe Preference Shares. Total adjusted capital excludes the equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes, from total capital. The reconciliation of total capital to total adjusted capital is included on page 49.

Esurance’s adjusted expense ratio and adjusted combined ratio are non-GAAP financial measures. To calculate the adjusted expense ratio and adjusted combined ratio, acquisition expenses are reduced by referral fee revenue. Referral fee revenue, which is recorded as a component of other revenues under GAAP, represents fees that Esurance receives for referring customers for whom it does not write policies to other insurance carriers and aggregators.  Management believes that Esurance’s adjusted expense ratio and adjusted combined ratio are better measures to evaluate Esurance’s underwriting results than its GAAP expense ratio and GAAP combined ratio because the expenses that are incurred to acquire policyholders at Esurance, particularly advertising expenses, also lead to referral fee revenue.  The reconciliation of Esurance’s adjusted expense ratio and adjusted combined ratio to its GAAP expense ratio and GAAP combined ratio follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2010	2009	2010	2009
GAAP expense ratio	32%	30%	31%	30%
Referral fees	(2)%	(1)%	(2)%	(1)%
Adjusted expense ratio	30%	29%	29%	29%
GAAP combined ratio	102%	102%	104%	102%
Referral fees	(2)%	(1)%	(2)%	(1)%
Adjusted combined ratio	100%	101%	102%	101%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Refer to White Mountains’ 2009 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”.  As of September 30, 2010, there were no material changes in the market risks as described in White Mountains’ most recent Annual Report.

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

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 30, 2010.

Part II.           OTHER INFORMATION

Item 1.            Legal Proceedings.

Refer to the Registrant’s Form 10-Q for the period ended June 30, 2010 for a discussion of changes in the Registrant’s legal proceedings since the Registrant’s most recently filed Form 10-K. There have been no material changes to the Registrant’s legal proceedings since that report was filed on July 30, 2010.

Item 1A.         Risk Factors

There have been no material changes in the Registrant’s risk factors since the Registrant’s most recently filed Form 10-K.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
January 1 - 31, 2010	2,606	$331.82	—	579,389
February 1 - 28, 2010	37,732	$328.11	36,429	542,960
March 1- 31, 2010	66,890	$350.69	66,890	476,070
April 1 - 30, 2010	53,616	$357.57	53,616	422,454
May 1 - 31, 2010	82,296	$326.58	82,296	340,158
June 1 - 30, 2010	108,178	$329.88	108,178	231,980
July 1 – 31, 2010	74,488	$326.69	74,488	157,492
August 1 – 31, 2010	58,513	$309.63	58,513	698,979
September 1 – 30, 2010	56,391	$310.69	56,391	642,588
Total	540,710	$329.87	536,801	642,588

(1)

On November 17, 2006, White Mountains’ board of directors authorized the Company to repurchase up to 1 million of its common shares, from time to time, subject to market conditions. On August 26, 2010, White Mountains’ board of directors authorized the Company to repurchase up to an additional 600,000 common shares. Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorization does not have a stated expiration.

Item 3.           Defaults Upon Senior Securities.

None.

Item 4.           Other Information.

None.

Item 5.            Exhibits.

(a)	Exhibits
	10.1		Amendment No. 1 to Nonqualified Stock Option Agreement made as of this 10th day of August 2010, by and between the Company and Raymond Barrette.*
	10.2		Amendment No.1 to Restricted Share Award Agreement made as of this 10th day of August 2010, by and between the Company and Raymond Barrette.*
	11	-	Statement Re Computation of Per Share Earnings **
	31.1	-	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. *
	31.2	-	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. *
	32.1	-	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
	32.2	-	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
	101.1	-

The following financial information from White Mountains’ Quarterly Report on Form 10Q for the quarter ended September 30, 2010 formatted in XBRL: (i) Consolidated Balance Sheets, September 30, 2010 and December 31, 2009; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), Three and Nine Months Ended September 30, 2010 and 2009; (iii) Consolidated Statements of Changes in Equity, Nine Months Ended September 30, 2010 and 2009; (iv) Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2010 and 2009; and (v) Notes to Consolidated Financial Statements.*

*	Included herein
**	Not included as an exhibit as the information is contained elsewhere within this report. See Note 9 of the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date: October 29, 2010	By:	/s/ J. Brian Palmer
J. Brian Palmer
Vice President and Chief Accounting Officer