Form 10-K
period 2010-12-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2011-02-28
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of voting shares (based on the closing price of those shares listed on the New York Stock Exchange and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates of the Registrant as of June 30, 2010, was $2,418,868,195.

As of February 24, 2011, 8,025,200 common shares, par value of $1.00 per share, were outstanding (which includes 73,250 restricted common shares that were not vested at such date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Registrant’s Annual General Meeting of Members scheduled to be held May 26, 2011 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of U.S. based property and casualty insurance companies (collectively “OneBeacon”), most of which operate in a multi-company pool. OneBeacon is a specialty property and casualty insurance writer that offers a wide range of insurance products through independent agencies, regional and national brokers, wholesalers and managing general agencies. During the fourth quarter of 2006, White Mountains sold 27.6 million, or 27.6%, of OneBeacon Ltd.’s common shares in an initial public offering (the “OneBeacon Offering”).  As of December 31, 2010 White Mountains owned 76.0% of OneBeacon Ltd.’s outstanding common shares.

The White Mountains Re segment consists of White Mountains Re Ltd., an exempted Bermuda limited liability company, and its subsidiaries (collectively, “White Mountains Re”). White Mountains Re provides insurance and reinsurance products for property, accident & health, aviation and space, trade credit, marine, casualty, agriculture and certain other exposures on a worldwide basis through its subsidiaries, Sirius International Insurance Corporation (“WMRe Sirius”) and White Mountains Reinsurance Company of America (“WMRe America”, formerly known as Folksamerica Reinsurance Company).  White Mountains Re also specializes in the acquisition and management of run-off insurance and reinsurance companies both in the United States and internationally through its White Mountains Re Solutions division.  White Mountains Re also includes Scandinavian Reinsurance Company, Ltd. (“Scandinavian Re”), which is in run-off, and Central National Insurance Company of Omaha (“Central National”), which was acquired during the first quarter of 2010 and is in run-off.

The Esurance segment consists of Esurance Holdings, Inc. and its subsidiaries and Answer Financial Inc. and its subsidiaries (“AFI”) (collectively, “Esurance”).  Esurance writes personal auto insurance directly to customers in 30 states through its website and over the phone and also sells other lines of personal insurance for unaffiliated insurance companies. Esurance also writes personal auto policies through select online agents and provides other insurance products through partnerships with industry leading online providers. Esurance also earns commissions and fees by referring to unaffiliated insurance companies those shoppers that it cannot underwrite because of pricing or underwriting eligibility. AFI, which White Mountains acquired during 2008, is one of the largest independent personal insurance agencies in the United States. AFI sells insurance online and through call centers for both Esurance and unaffiliated companies utilizing a comparison quoting platform.

The Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), White Mountains’ investment in common shares and warrants to purchase common shares of Symetra Financial Corporation (“Symetra”), the consolidated results of the Tuckerman Capital, LP fund (“Tuckerman Fund I”), White Mountains’ variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd. (“WM Life Re”), which is in run-off, as well as various other entities not included in other segments.  The Other Operations segment also included White Mountains’ investment in Lightyear Delos Acquisition Corporation (“Delos”) prior to its disposition in December 2010, its weather risk management business prior to its disposition in August 2009 and the International American Group, Inc. (the “International American Group”) prior to its disposition in October 2008.

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

ONEBEACON

OneBeacon, whose U.S. corporate headquarters are in Minnetonka, Minnesota, is a specialty property and casualty insurance writer that offers a wide range of insurance products through independent agencies, regional and national brokers, wholesalers and managing general agencies. As a specialty company, OneBeacon is guided by a focus on certain customer groups and/or geographic territories where it believes its targeted products and expertise deliver a competitive advantage. OneBeacon believes specialization will result in superior returns as compared to a more “generalist” underwriting approach and that its knowledge regarding its targeted industries, classes and risk characteristics provides it with a competitive edge for its terms and conditions on individual accounts. OneBeacon’s products cover professional liability, marine, collector cars and boats, property and inland marine, excess property, accident and health, technology, public entities, energy, entertainment, sports and leisure, tuition reimbursement and excess and surplus lines.

At December 31, 2010 and 2009, OneBeacon had $6.1 billion and $7.5 billion of total assets and $1.2 billion and $1.4 billion of common shareholders’ equity, respectively. At December 31, 2010 and 2009, White Mountains reported $295 million and $351 million of noncontrolling interest related to its ownership in OneBeacon. OneBeacon wrote $1.2 billion and $1.9 billion in net written premiums in 2010 and 2009, respectively.

The following table presents the financial strength ratings assigned to OneBeacon’s principal insurance operating subsidiaries:

	A.M. Best(1)	Standard & Poor’s(2)	Moody’s(3)	Fitch(4)
Rating	“A” (Excellent)	“A-” (Strong)	“A2” (Good)	“A” (Strong)
Outlook	Stable	Stable	Negative	Stable

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

Property and Casualty Insurance Overview

Generally, property and casualty insurance companies write insurance policies in exchange for premiums paid by their customers (the insured). An insurance policy is a contract between the insurance company and the insured where the insurance company agrees to pay for losses suffered by the insured that are covered under the contract. Such contracts often are subject to subsequent legal interpretation by courts, legislative action and arbitration. Property insurance generally covers the financial consequences of accidental losses to the insured’s property, such as personal property, or a business’ building, inventory and equipment. Casualty insurance (often referred to as liability insurance) generally covers the financial consequences of a legal liability of an individual or an organization resulting from negligent acts and omissions causing bodily injury and/or property damage to a third party. Claims on property coverage generally are reported and settled in a relatively short period of time, whereas those on casualty coverage can take years, even decades, to settle.

OneBeacon derives substantially all of its revenues from earned premiums, investment income and net realized and unrealized investment gains and losses on investment securities. Earned premiums represent premiums received from insureds, which are recognized as revenue over the period of time that insurance coverage is provided (i.e., ratably over the life of the policy). A significant period of time normally elapses between the receipt of insurance premiums and the payment of insurance claims. During this time, OneBeacon invests the premiums, earns investment income and generates net realized and unrealized gains and losses on investment activities.

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

Lines of Business

Historically, OneBeacon offered a range of specialty, commercial and personal products. However, as a result of recent transactions, OneBeacon is now focused exclusively on specialty business. In addition, the transactions freed up significant capital, increased OneBeacon’s financial flexibility and substantially reduced its catastrophe exposure. On December 3, 2009, OneBeacon sold the renewal rights to its non-specialty commercial lines business to the Hanover Insurance Group Ltd. (“The Hanover”), beginning with January 1, 2010 effective dates (the “Commercial Lines Transaction”) and on July 1, 2010, OneBeacon completed the sale of its traditional personal lines business to Tower Group Inc. (“Tower”) (the “Personal Lines Transaction”).

OneBeacon’s net written premiums for the years ended December 31, 2010, 2009 and 2008 consisted of on-going specialty insurance operations and other insurance operations, which are primarily businesses that are now in run-off or have been sold as a result of the Commercial Lines Transaction and the Personal Lines Transaction.

Net written premiums by line of business	Year Ended December 31,
Millions	2010	2009	2008
Specialty insurance operations	$988.0	$946.2	$836.9
Other insurance operations	248.3	960.5	1,126.3
Total	$1,236.3	$1,906.7	$1,963.2

Specialty Insurance Operations

OneBeacon’s specialty insurance operations include a collection of niche businesses that focus on solving the unique needs of particular customer or industry groups on a national scale. OneBeacon provides distinct products and offers tailored coverages and services, managed by seasoned teams of market specialists. Some of these businesses maintain stand-alone operations and distribution channels targeting their specific customer groups. The majority of these businesses are focused on smaller property-casualty insurance segments where particular expertise and relationships with similarly focused distribution partners have resulted historically in strong operating results. These businesses maintain their competitive advantage through a deep knowledge of their respective customers and markets. OneBeacon has added, and expects to continue to add, new specialty businesses both organically and through acquisition, guided by its focus on profitable growth while prudently managing underwriting risk.  OneBeacon’s specialty insurance businesses are described below.

Collector Cars and Boats

Through its exclusive partnership with the Hagerty Insurance Agency (“Hagerty”), OneBeacon offers tailored coverages for collectible vehicles and wooden boats, automotive museums and restoration shops. Notable features include agreed value for the insured vehicle or boat, flexible usage, and overseas shipping/foreign touring coverage — all supported by in-house claims expertise. OneBeacon’s relationship with Hagerty has an initial term of five years and will be up for renewal in the second quarter of 2013.

A.W.G. Dewar (“Dewar”)

Dewar has been a leading provider of tuition reimbursement insurance since 1930. Dewar’s product protects both schools and parents from the financial consequences of a student’s withdrawal or dismissal from school. OneBeacon has an ownership interest of approximately 80% in the Dewar agency.

OneBeacon Entertainment (“OBE”)

OBE provides specialized commercial insurance products, including professional liability coverages, for the entertainment, sports and leisure industries. OBE encompasses Entertainment Brokers International Insurance Services (“EBI”), which OneBeacon acquired in July 2008 and continues to operate as a managing agency offering additional specialized coverages through a network of independent agents and brokers.

International Marine Underwriters (“IMU”)

IMU, which traces its roots to the early 1900s, offers a full range of ocean marine insurance products including, but not limited to, commercial hull and marine liabilities at both the primary and excess levels; ocean and air cargo with coverage extensions such as inland transit, warehousing, and processing; yachts; and several marine “package” products with comprehensive property, auto, and liability coverage.

OneBeacon Technology Insurance (“OBTI”)

OBTI offers worldwide insurance solutions for the technology sector. OBTI’s InfoTech coverages feature professional liability, data privacy, products liability and property and business income targeting the software, hardware manufacturing, telecommunications service industries and solar energy. OBTI’s MedTech offerings include products and general liability as well as human clinical trials, property and business income well suited for manufacturers of diagnostic and therapeutic medical devices, veterinary products and biologic devices. OBTI’s team has an expert staff in both risk control and technology claims handling.

Specialty Accident and Health (“OB A&H”)

OB A&H offers accident and health insurance principally through four segments: commercial (midsized organizations to Fortune 1000 companies); transportation (trucking and courier); programs (associations and other affinity groups); and services (bundled and unbundled). OB A&H’s products include accidental death and dismemberment, occupational accident, non-truckers liability, vehicle physical damage and other accident and health coverages.  OB A&H also manages OneBeacon Services, which provides employers and affinity groups with access to a suite of services including a discounted prescription drug program, identity theft resolution services and travel assistance services.

OneBeacon Government Risks (“OBGR”)

OBGR provides protection for midsized municipalities and counties, special districts including water and sanitation, non-rail transit authorities and other publicly funded agencies. Coverages include property, casualty and professional liability comprised of law enforcement, public officials and employment practices liability offered on a fully insured, deductible, self-insured retention or assumed reinsurance basis.

OneBeacon Energy Group (“OBEG”)

OBEG focuses on mid-market upstream and midstream conventional energy business, alternative and renewable energy producers, alternative fuel producers and related service and manufacturing enterprises. OBEG offers a full array of property, inland marine and casualty insurance, including property damage, boiler and machinery breakdown, general liability, auto liability and umbrella liability. OBEG continues to develop and expand product offerings to serve its customers’ needs. OBEG does not offer offshore energy products.

OneBeacon Professional Insurance (“OBPI”)

OBPI specializes in professional liability solutions for targeted industries including hospitals, long-term care facilities, medical facilities, physician groups, media organizations, lawyers, real estate professionals, design professionals, financial services and technology providers. Additionally, OBPI provides employment practices liability insurance, management liability and tailored products for complex organizations including health care provider excess insurance and HMO reinsurance. General liability, property and workers’ compensation coverages are also available for financial institutions. OBPI’s policies are primarily issued on a “claims made” basis, which covers losses reported during the time period when a liability policy is in effect, regardless of when the event causing the claim actually occurred.

OneBeacon Property and Inland Marine (“PIM”)

PIM provides monoline property and inland marine products. The business’ property focus is on real estate, health care, education, aviation and municipality sectors for property coverages, while inland marine targets the construction, transportation and fine arts segments. PIM delivers creative and tailored solutions that fit its customers’ unique needs through broad coverage forms, specialized risk control and claims-handling capabilities.

OneBeacon Specialty Property (“OBSP”)

OBSP provides excess property and inland marine coverages that augment primary policies or self-insured retentions. Target classes of business include apartments and condominiums, commercial real estate, small-to-medium manufacturing, retail/wholesale, education and public entities. OBSP solutions are provided primarily through surplus lines wholesalers.

OneBeacon Excess and Surplus (“OBES”)

OneBeacon’s newest business, OBES was established in July 2010 both to support its current businesses and to write selectively in the excess and surplus market. OBES includes OneBeacon Environmental, which offers specialized environmental insurance products designed to address a broad range of exposures faced by businesses. Capabilities include commercial general liability, contractors environmental liability, professional liability, environmental premises liability, products pollution liability and follow-form excess.

Other Insurance Operations

OneBeacon’s other insurance operations includes AutoOne, which offers products and services to the “assigned risk” market. AutoOne is a market leader in assigned risk business in New York. Assigned risk plans provide automobile insurance for individuals unable to secure coverage in the voluntary market. Insurance carriers are obliged to accept future assignments from state assigned risk pools as a condition of maintaining a license to write automobile business in the state. However, carriers may satisfy their assigned risk obligation by buying out of their assignments through an agreement with an approved Assigned Risk Servicing Company or limit their assignments through the purchase and transfer of “credits” (for example, take-out, territorial and youthful driver credits). AutoOne offers services known as Limited Assignment Distribution (“LAD”) and Commercial Limited Assignment Distribution (“CLAD”), and credit programs to insurance carriers. AutoOne provides 28 LAD and CLAD programs in 21 states and the District of Columbia where assigned risk obligations may be assumed by a servicing carrier under a negotiated fee arrangement.

OneBeacon’s other insurance operations also includes run-off business, which consists primarily of non-specialty commercial lines business included in the Commercial Lines Transaction, as well as national accounts, certain specialty programs and regional agency business transferred to Liberty Mutual Insurance Group effective November 1, 2001. Additionally, OneBeacon’s other insurance operations includes the traditional personal lines business sold as part of the Personal Lines Transaction and certain purchase accounting adjustments relating to White Mountains’ acquisition of OneBeacon.

The Commercial Lines Transaction included small commercial accounts and the non-specialty portion of the middle-market business, beginning with January 1, 2010 effective dates. OneBeacon continues to manage claims from its non-specialty commercial lines policies written prior to the Commercial Lines Transaction. Through June 30, 2010, OneBeacon also managed claims from business fronted by OneBeacon and reinsured to The Hanover. OneBeacon continues to provide claims system access and first notice of loss service to The Hanover. The Hanover reimburses OneBeacon for its expenses incurred to provide the claims administration services.

The Personal Lines Transaction included the execution of reinsurance agreements with certain subsidiaries of OneBeacon pursuant to which OneBeacon cedes, on a 100% quota share basis, traditional personal lines business not directly written by companies included in the sale and assumes, on a 100% quota share basis, non-traditional personal lines business written directly by York Insurance Company of Maine, one of the insurance companies sold. The non-traditional personal lines business assumed back from Tower is reported within specialty insurance operations. OneBeacon also entered into a Transition Services Agreement (“TSA”), pursuant to which it provides certain services to Tower during the three-year term of the TSA. Tower reimburses OneBeacon for its expenses incurred to provide these services.  Reimbursement for these services is netted against the expense incurred.

Geographic Concentration

Substantially all of OneBeacon’s net written premiums are derived from business produced in the United States. Business from specialty insurance operations was produced in the following states:

Specialty insurance operations	Year Ended December 31,
Net written premiums by state	2010	2009	2008
California	13%	13%	12%
New York	9	9	9
Texas	7	7	7
Florida	6	6	6
Massachusetts	5	6	5
New Jersey	4	4	4
Other(1)	56	55	57
Total	100%	100%	100%

(1)  No individual state is greater than 4% of specialty net written premiums for the years ended December 31, 2010, 2009 and 2008.

Marketing and Distribution

OneBeacon offers its products through a network of select independent agents, regional and national brokers and wholesalers. Overall, OneBeacon has approximately 2,900 distribution relationships across the country. In recent years, OneBeacon has expanded its distribution channels to include select managing general agencies (“MGAs”), either through acquisitions or exclusive relationships. These MGAs focus on a particular customer group with tailored products and services, and related expertise.

OneBeacon protects the integrity of its franchise value by selectively appointing distribution partners that demonstrate business and industry knowledge and geographic profiles that align with its target markets and specialized capabilities. OneBeacon believes in the added value provided by independent distribution partners as they conduct more complete assessments of their clients’ needs, which result in more appropriate coverages and prudent risk management. OneBeacon also believes that agents and brokers will continue to be a significant force in overall industry premium production.

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

OneBeacon actively monitors pricing activity and measures usage of tiers, credits, debits and limits. In addition, OneBeacon regularly updates base rates to achieve targeted returns on capital and attempts to shift writings away from lines and classes where pricing is inadequate. To the extent changes in premium rates, policy forms or other matters are subject to regulatory approval (see “REGULATION—United States” and “Risk Factors—Regulation may restrict our ability to operate”), OneBeacon proactively monitors its pending regulatory filings to facilitate, to the extent possible, their prompt processing and approval. Lastly, OneBeacon expends considerable effort to measure and verify exposures and insured values.

Competition

Property and casualty insurance is highly competitive. OneBeacon’s businesses each compete against a different subset of companies. In general terms, OneBeacon competes to varying degrees in one or more of its businesses with most of the large multi-line insurance companies, such as ACE Limited, Chartis Insurance, Chubb Group of Insurance Companies, CNA Insurance, Liberty Mutual Insurance Group, Travelers Insurance Group Holdings Inc. and Zurich Financial Services Ltd. OneBeacon also competes with most of the specialty companies, such as Allied World Assurance Company, HCC Insurance Holdings, Inc., Ironshore Inc., Markel Corporation, RLI Corp. and W.R. Berkley Corporation. Lastly, OneBeacon competes in certain of its businesses with various local and regional insurance companies.

The more significant competitive factors for most insurance products OneBeacon offers are price, product terms and conditions, agency and broker relationships and claims service. OneBeacon’s underwriting principles and dedication to independent distribution partners are unlikely to make it the low-cost provider in most markets. While it is often difficult for insurance companies to differentiate their products, OneBeacon believes that by providing superior specialty products to satisfy well-defined market needs and relying on agents and brokers who value its targeted expertise, superior claims service, and disciplined underwriting, they establish their competitive advantage. The continued existence of carriers operating with lower cost structures places ongoing pressure on OneBeacon’s pricing and terms and conditions, which may impact its ability to compete.

Claims Management

Effective claims management is a critical factor in achieving satisfactory underwriting results. OneBeacon maintains an experienced staff of appraisers, medical specialists, managers and field adjusters strategically located throughout its operating territories. OneBeacon also maintains a special investigative unit designed to detect insurance fraud and abuse and support efforts by regulatory bodies and trade associations to curtail fraud.

Following the Commercial Lines and Personal Lines Transactions, claims operations are now organized into ongoing claims and run-off claims, with specific claims resources supporting the respective operations. This approach allows us to better identify and manage claims handling costs. In addition, a shared claims service unit manages costs related to all claims staff and vendors. OneBeacon has adopted a total claims cost management approach that gives equal importance to controlling claims handling expenses, legal expenses and claims payments, enabling it to lower the sum of the three. This approach requires the utilization of a considerable number of conventional metrics to monitor the effectiveness of various programs implemented to lower total loss costs. OneBeacon utilizes the metrics to guard against implementation of expense containment programs that will cost more than it expects to save.

OneBeacon’s claims department utilizes a claims workstation to record reserves, payments and adjuster activity and, with support from expert tools, assists each claim handler in identifying recovery potential, estimating property damage, evaluating claims and identifying fraud. OneBeacon’s commitment and performance in fighting insurance fraud has reduced claim costs and aided law enforcement investigations.

OneBeacon has a reinsurance contract with National Indemnity Company (“NICO”) to help protect against potential asbestos and environmental (“A&E”) claims (the “NICO Cover”). See “Reinsurance Protection and Catastrophe Management.” NICO has retained a third-party administrator (“TPA”), Resolute New England (“Resolute”) to manage the claims processing for A&E claims reinsured under the NICO Cover. OneBeacon’s claims department personnel are consulted by NICO and Resolute on major claims. As with all TPAs, claims department personnel continually monitor Resolute to ensure its controls, processes and settlements are appropriate.

Catastrophe Risk Management and Reinsurance Protection

In the normal course of its business, OneBeacon purchases reinsurance from high-quality, highly rated, third-party reinsurers in order to minimize loss from large losses or catastrophic events.

The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could be material to OneBeacon’s operating results and financial position. Examples of catastrophes include losses caused by earthquakes, wildfires, hurricanes and other types of storms and terrorist acts. The extent of losses caused by catastrophes is a function of the amount and type of insured exposure in the area affected by the event as well as the severity of the event. OneBeacon uses models (primarily AIR Version 12) to estimate the probability of the occurrence of a catastrophic event as well as potential losses under various scenarios. OneBeacon uses this model output in conjunction with other data to manage its exposure to catastrophe losses through individual risk selection and by limiting its concentration of insurance written in catastrophe-prone areas such as coastal regions. In addition, OneBeacon imposes wind deductibles on existing coastal windstorm exposures.

OneBeacon seeks to further reduce its potential loss from catastrophe exposures through the purchase of catastrophe reinsurance. Effective July 1, 2010, OneBeacon renewed its property catastrophe reinsurance program through June 30, 2011. The program provides coverage for OneBeacon’s property business, as well as certain acts of terrorism. Under the program, the first $80 million of losses resulting from any single catastrophe are retained and the next $195 million of losses resulting from the catastrophe are reinsured, although OneBeacon retains a co-participation (20% of losses in excess of $80 million up to $100 million and 8% of losses in excess of $100 million up to $140 million). Any loss above $275 million would be retained in full. In the event of a catastrophe, OneBeacon’s property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium. OneBeacon anticipates that the $275 million limit is sufficient to cover its largest single event natural catastrophe exposure with a 0.4%-0.5% probability of occurrence (1-in-250-year event to 1-in-200-year event).  This $275 million limit was reduced from the $850 million limit that OneBeacon’s previous catastrophe reinsurance program provided.  This reduction was in response to the greatly lower Northeast windstorm exposures as a result of the Commercial Lines Transaction and the Personal Lines Transaction.

OneBeacon’s property catastrophe reinsurance program does not cover property losses resulting from nuclear events or biological, chemical or radiological terrorist attacks or losses resulting from acts of terrorism as defined under the Terrorism Risk Insurance Act of 2002 (the “Terrorism Act” or “TRIA”), as amended, committed by an individual or individuals acting on behalf of any foreign person or foreign interest. See “Terrorism.”

OneBeacon also purchases property-per-risk reinsurance coverage to reduce large loss volatility. The property-per-risk reinsurance program reinsures losses in excess of $10 million up to $100 million. Individual risk facultative reinsurance may be purchased above $100 million where OneBeacon deems it appropriate. The property-per-risk treaty also provides one limit of reinsurance protection for losses in excess of $10 million up to $100 million on an individual risk basis for terrorism losses. However, nuclear, biological, chemical and radiological terrorist attacks are not covered.

OneBeacon also maintains a casualty reinsurance program that provides protection for individual policies involving workers compensation, general liability, automobile liability, professional liability or umbrella liability in excess of $5 million up to $21 million ($20 million for healthcare professional liability). Liability clash losses involving more than one insured are covered by a dedicated treaty up to $40 million in excess of a retention of $10 million.

In addition, OneBeacon has reinsurance contracts with two reinsurance companies rated “AA+” (Very Strong, the second highest of twenty-one financial strength ratings) by Standard & Poor’s and “A++” (Superior, the highest of fifteen financial strength ratings) by A.M. Best. One contract is the reinsurance cover with NICO, which entitles OneBeacon to recover up to $2.5 billion in ultimate loss and LAE incurred related primarily to claims arising from business written by OneBeacon prior to 1992 for asbestos claims and prior to 1987 for environmental claims and certain other exposures. As of December 31, 2010, OneBeacon has ceded estimated incurred losses of approximately $2.2 billion to the NICO Cover. Net losses paid totaled $1.4 billion as of December 31, 2010, with $182 million paid in 2010. The other contract is a reinsurance cover with General Reinsurance Corporation (“GRC”) for up to $570 million of additional losses on all claims arising from accident years 2000 and prior (the “GRC Cover”). Through December 31, 2010, OneBeacon had ceded estimated incurred losses of $550 million to the GRC Cover. Pursuant to the GRC Cover, OneBeacon is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OneBeacon intends to only seek reimbursement from GRC for claims which result in payment patterns similar to those supporting OneBeacon’s recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OneBeacon on its own investments. This cost, if any, is expected to be nominal. During the year ended December 31, 2010, OneBeacon collected $61million under the GRC Cover.

Reinsurance contracts do not relieve OneBeacon of its obligation to its policyholders. Therefore, collectibility of balances due from reinsurers is critical to OneBeacon’s financial strength. See Note 4—“Third-Party Reinsurance” of the accompanying consolidated financial statements.

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

In December 2007, the U.S. government extended the Terrorism Act for seven more years until December 31, 2014. The Terrorism Act, originally enacted in 2002, established a federal “backstop” for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest. As extended, the law now also covers domestic acts of terrorism. The law limits the industry’s aggregate liability by requiring the federal government to share 85% of certified losses once a company meets a specific retention or deductible as determined by its prior year’s direct written premiums and limits the aggregate liability to be paid by the government and industry without further action by Congress at $100 billion. In exchange for this “backstop,” primary insurers are required to make coverage available to commercial insureds for losses from acts of terrorism as specified in the Terrorism Act. The following types of coverage are excluded from the program: commercial automobile, burglary and theft, surety, farmowners multi-peril and all professional liability coverage except directors and officers coverage.

OneBeacon estimates its individual retention level for commercial policies subject to the Terrorism Act to be approximately $135 million in 2011. OneBeacon’s retention is based on the previous year’s (2010) direct earned premium for subject lines of business and has dropped approximately 25% over 2010 due to the Commercial Lines Transaction. The federal government will pay 85% of covered terrorism losses that exceed OneBeacon’s or the industry’s retention levels in 2011, up to a total of $100 billion.

OneBeacon’s current property and casualty catastrophe reinsurance programs provide coverage for both “certified” and “non-certified” events as defined under the Terrorism Act, provided such losses are not the result of a nuclear, biological, chemical or radiological terrorist attack, or for “certified” acts committed by an individual or individuals acting on behalf of any foreign person or foreign interest. See “Reinsurance Protection and Catastrophe Management” above.

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

The following information presents (1) OneBeacon’s reserve development over the preceding nine and a half years and (2) a reconciliation of reserves in accordance with accounting principles and practices prescribed or permitted by insurance authorities (“Statutory” basis) to such reserves determined in accordance with GAAP, each as prescribed by Securities Act Industry Guide No. 6.

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

Section II shows the cumulative amount of net loss and LAE paid relating to recorded liabilities as of the end of each succeeding year. Section III shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid loss and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency (the average number of claims submitted per policy during a given period of time) and severity (the average value of claims submitted per policy during a given period of time) patterns, becomes known. Section IV shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2010. Section V shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2010. Section VI shows the cumulative gross (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2010.

	OneBeacon Loss and LAE (2) Year Ended December 31,
($ in millions)	June 1, 2001(1)	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
I. Liability for unpaid losses and LAE:
Gross balance	$7,011.1	$8,425.2	$7,630.5	$6,237.7	$5,465.3	$5,713.4	$5,108.2	$4,718.8	$4,504.5	$4,125.3	$3,472.0
Less: reins. recoverables on unpaid losses and LAE	(2,316.7)	(3,609.7)	(3,560.6)	(2,980.4)	(2,704.5)	(3,382.0)	(3,079.7)	(2,850.6)	(2,708.4)	(2,383.4)	(2,069.7)
Net balance	$4,694.4	4,815.5	$4,069.9	$3,257.3	$2,760.8	$2,331.4	$2,028.5	$1,868.2	$1,796.1	$1,741.9	$1,402.3
II. Cumulative net amount of liability paid through:
1 year later	1,288.1	1,891.3	1,656.6	1,463.5	1,239.3	1,004.6	772.0	700.7	681.2	795.6	—
2 years later	2,661.2	3,100.5	2,834.2	2,374.6	1,926.2	1,547.8	1,227.2	1,114.5	1,113.9
3 years later	3,715.3	4,039.6	3,598.1	2,910.0	2,356.9	1,897.6	1,540.0	1,376.8
4 years later	4,480.6	4,634.2	4,049.5	3,236.0	2,628.8	2,131.1	1,697.9
5 years later	4,950.8	4,980.6	4,317.8	3,447.5	2,806.3	2,238.2
6 years later	5,233.4	5,197.1	4,493.9	3,587.7	2,891.4
7 years later	5,415.0	5,338.5	4,616.9	3,615.8
8 years later	5,538.3	5,447.7	4,628.5
9 years later	5,635.2	5,512.6
10 years later	5,674.0
III. Net liability re-estimated as of:
1 year later	4,759.0	4,872.9	4,216.7	3,357.4	2,855.8	2,354.3	1,980.2	1,806.0	1,712.7	1,690.8	—
2 years later	4,899.7	5,155.0	4,337.0	3,480.5	2,858.1	2,387.2	1,932.5	1,724.2	1,642.8
3 years later	5,348.4	5,244.0	4,453.3	3,496.3	2,945.3	2,350.7	1,873.4	1,675.2
4 years later	5,423.0	5,327.4	4,473.6	3,620.5	2,927.8	2,316.0	1,825.4
5 years later	5,489.2	5,348.9	4,605.5	3,621.6	2,932.1	2,304.6
6 years later	5,499.1	5,477.5	4,609.7	3,620.6	2,924.5
7 years later	5,613.4	5,477.6	4,621.9	3,626.3
8 years later	5,614.5	5,490.8	4,629.4
9 years later	5,628.5	5,497.5
10 years later	5,633.8
IV. Cumulative net (deficiency)/redundancy	$(939.4)	$(682.0)	$(559.5)	$(369.1)	$(163.7)	$26.8	$203.1	$193.0	$153.3	$51.1	—
Percent (deficient)/redundant	(20.0)%	(14.2)%	(13.7)%	(11.3)%	(5.9)%	1.2%	10.0%	10.3%	8.5%	2.9%	—
V. Reconciliation of net liability re-estimated as of the end of the latest re-estimation period (see III. above):
Gross re-estimated liability	$9,912.8	$10,127.9	$9,205.8	$7,516.4	$6,441.1	$5,699.1	$4,881.8	$4,503.5	$4,335.9	$4,069.1	—
Less: gross re-estimated reinsurance recoverable	(4,279.0)	(4,630.4)	(4,576.4)	(3,890.1)	(3,516.6)	(3,394.5)	(3,056.4)	(2,828.3)	(2,693.1)	(2,378.3)	—
Net re-estimated liability	$5,633.8	$5,497.5	$4,629.4	$3,626.3	$2,924.5	$2,304.6	$1,825.4	$1,675.2	$1,642.8	$1,690.8	—
VI. Cumulative gross (deficiency)/redundancy	$(2,901.7)	$(1,702.7)	$(1,575.3)	$(1,278.7)	$(975.8)	$14.2	$226.4	$215.3	$168.9	$56.2	—
Percent (deficient)/redundant	(41.4)%	(20.2)%	(20.6)%	(20.5)%	(17.9)%	.2%	4.4%	4.6%	3.7%	1.4%	—

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

The following table reconciles loss and LAE reserves determined on a statutory basis to loss and LAE reserves determined in accordance with GAAP at December 31, as follows:

	Year Ended December 31,
Millions	2010	2009	2008
Statutory reserves	$2,681.7	$3,285.4	$3,465.0
Reinsurance recoverable on unpaid losses and LAE(1)	813.1	866.9	1,073.9
Other(2)	(22.8)	(27.0)	(34.4)
Reserves before purchase accounting	3,472.0	4,125.3	4,504.5
Purchase accounting	(176.5)	(190.5)	(210.5)
GAAP reserves	$3,295.5	$3,934.8	$4,294.0

(1)          Represents adjustments made to add back reinsurance recoverables included with the presentation of reserves under statutory accounting.

(2)          Represents long-term workers compensation loss and LAE reserve discount recorded in excess of statutorily defined discount.

OneBeacon’s Intermediate Holding Companies/Financing Activities

OneBeacon’s intermediate holding companies include OneBeacon U.S. Enterprises Holdings, Inc. (“OBEH”), formerly Fund American Enterprises Holdings, Inc., and OneBeacon U.S. Holdings, Inc. (“OBH”), formerly Fund American Companies, Inc., both U.S.-domiciled companies, as well as various intermediate holding companies domiciled in the United States, Bermuda, Gibraltar and Luxembourg.

In May 2003, OBH issued $700 million face value of senior unsecured notes through a public offering, at an issue price of 99.7% (the “OBH Senior Notes”). The OBH Senior Notes bear an annual interest rate of 5.875%, payable semi-annually in arrears on May 15 and November 15, until maturity in May 2013. Since their issuance through December 31, 2010, OneBeacon has repurchased $280 million face value of the OBH Senior Notes. As a result, at December 31, 2010, $420 million face value of the OBH Senior Notes remained outstanding.

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

WHITE MOUNTAINS RE

White Mountains Re provides insurance and reinsurance products for property, accident & health, aviation and space, trade credit, marine, casualty, agriculture, and certain other exposures on a worldwide basis through its subsidiaries, WMRe Sirius and WMRe America. WMRe Sirius, which is the largest reinsurance company domiciled in Scandinavia based on gross written premiums, provides multi-line property and casualty insurance and reinsurance products primarily in Europe, the Americas and Asia. WMRe America provides multi-line property and casualty reinsurance products primarily in the United States, Canada, Latin America, and the Caribbean. In September 2009, White Mountains Re reorganized its reinsurance operations by transferring the in-force business of White Mountains Re Bermuda Ltd. (“WMRe Bermuda”) to WMRe Sirius, which established a branch office in Bermuda to maintain the group’s presence in the Bermuda market.

White Mountains Re has offices in Belgium, Bermuda, Connecticut, Copenhagen, Hamburg, London, Miami, New York, Singapore, Stockholm, Toronto and Zurich. At December 31, 2010 and 2009, the White Mountains Re segment had $5.5 billion and $5.6 billion of total assets and $1.3 billion and $1.4 billion of common shareholder’s equity, respectively. The White Mountains Re segment wrote $866 million and $807 million in net written premiums in 2010 and 2009, respectively.

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

White Mountains Re acquired Sirius Insurance Holdings Sweden AB (“SIHAB”) and its subsidiaries from ABB Ltd. on April 16, 2004 for SEK 3.27 billion (approximately $428 million). The principal companies acquired were WMRe Sirius, Sirius America Insurance Company (“Sirius America”, which was subsequently sold in 2006), and Scandinavian Re, a reinsurance company that has been in run-off since 2002.

White Mountains Re also specializes in the acquisition and management of run-off insurance and reinsurance companies both in the United States and internationally through its White Mountains Re Solutions division (See “White Mountains Re Solutions”).

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

White Mountains Re writes both treaty and facultative reinsurance, as well as primary direct business. The majority of White Mountains Re premiums are derived from excess of loss and proportional reinsurance contracts, which in 2010 amounted to 71% and 15%, respectively, of its total net written premiums, while primary direct business represented 14% of total net written premiums.

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

Classes of Business

The following table shows White Mountains Re’s net written premiums by class of business for the years ended December 31, 2010, 2009 and 2008:

Business class	Year Ended December 31,
Millions	2010	2009	2008
Property catastrophe excess	$185.4	$188.0	$202.0
Other property	243.7	260.5	283.6
Accident and health	211.4	184.3	189.1
Aviation and space	58.1	58.4	54.9
Trade credit	51.5	6.7	14.2
Marine	41.8	39.5	58.2
Casualty	32.8	30.4	95.6
Agriculture	27.2	25.7	22.4
Contingency	13.9	13.3	11.1
Total	$865.8	$806.8	$931.1

For each of the years ended December 31, 2010, 2009, and 2008, 86%, 87%, and 88%, respectively, of White Mountains Re’s net written premiums were for reinsurance products, with the remainder being insurance products.

Property Catastrophe Excess

Property catastrophe excess of loss treaties cover losses from catastrophic events. White Mountains Re writes a worldwide portfolio with the largest concentration of exposure in Europe and the United States, and seeks to set prices and terms on treaties wherever possible. The current U.S. book has a national account focus supporting the lower and/or middle layers of large capacity programs. The catastrophe portfolio mainly consists of select large national, small regional and standard lines carriers. The exposures written in the international portfolio are diversified across many countries, regions and perils.

Other Property

White Mountains Re is a leader in the broker market for property treaties written on a proportional and excess of loss basis.  For its international business, the book consists of treaty, written on both a proportional and non-proportional basis, facultative, and direct business, primarily in Europe. In the United States, the book predominantly centers on significant participations on proportional and excess of loss treaties for carefully chosen partners in the excess & surplus lines segment of the market.

Accident and Health

White Mountains Re’s accident and health business is composed of three major classes of business. In the largest class of business, White Mountains Re is a surplus lines insurer of international medical expenses written through International Medical Group, which is the agent writing on White Mountains Re’s behalf. The second major class of business comprises proportional treaties covering employer medical stop loss for per person (specific) and per employer (aggregate) exposures. The third major class of business comprises medical, health and personal accident coverages written on an excess treaty and facultative basis.

Aviation and Space

Aviation insurance covers loss of or damage to an aircraft and the aircraft operations’ liability to passengers, cargo and mail as well as to third parties. Additionally, liability arising out of non-aircraft operations such as hangars, airports and aircraft products can be covered. Space insurance covers loss of or damage to a satellite during launch and in orbit.  The book consists of treaty, written on both on a proportional and non-proportional basis, facultative, and direct business.

Trade Credit

White Mountains Re, through WMRe Sirius, writes credit and bond reinsurance, mostly on companies with worldwide operations. Most debtors are based in Europe, representing approximately 65% of White Mountains Re’s exposure. The bulk of the business is traditional short term commercial credit insurance, covering pre-agreed domestic and export sales of goods and services with typical coverage periods of 60 to 120 days.  Losses under these policies (protection of undisputed debts against declared insolvency and protracted default) are closely correlated to adverse changes in a respective country’s gross national product.

Marine

White Mountains Re, primarily through WMRe Sirius, provides marine reinsurance, primarily written on an excess of loss and proportional basis.  Coverage offered includes damage to ships and goods in transit, marine liability lines, and offshore energy industry insurance. The marine portfolio is diversified across many countries and regions.

Casualty

White Mountains Re’s casualty treaty division accepts reinsurance submissions for all lines of general casualty and professional liability business.  Due to declining casualty premium rates, the overall casualty book of business has decreased over time, with the expectation that the book could grow again when premium rates and contract terms improve to acceptable levels.

Agriculture

White Mountains Re primarily provides proportional coverage to companies writing U.S. government-sponsored Multi-Peril Crop Insurance (“MPCI”). White Mountains Re’s participation is net of the government’s stop loss reinsurance protection. White Mountains Re also provides coverage for crop-hail and certain named perils when bundled with MPCI business.

Contingency

White Mountains Re, through WMRe Sirius, underwrites contingency insurance, primarily for event cancellation and non-appearance, primarily on a direct policy and facultative reinsurance basis.  Additionally, coverage for liabilities arising from contractual bonus, prize redemption, and over redemption are also offered.  The contingency portfolio is diversified across many countries and regions.

White Mountains Re Solutions

White Mountains Re Solutions is a Connecticut-based division of White Mountains Re specializing in the acquisition and management of run-off insurance and reinsurance companies both in the United States and internationally.  The White Mountains Re Solutions team is comprised of a dedicated group of financial, actuarial and claims professionals experienced in the management and resolution of complex insurance liabilities as well as the structuring of transactions designed to enable owners to exit an insurance business and extract trapped capital. Acquisitions typically involve purchases at a significant discount to book value and undergo an extensive due diligence process. Value to White Mountains Re is derived not only from the discount purchase gain but also from the investment income on insurance float on reserves under management, the settlement of claims below the carried level of reserves and the harvesting of other embedded assets including the value of shell companies and licenses.

Cumulative net income, after tax, related to 10 transactions executed by White Mountains Re Solutions from the formation of the division through December 31, 2010 exceeds $140 million.

On February 26, 2010, White Mountains Re completed the acquisition of Central National from Drum Financial Corporation for $5 million. Central National ceased writing business in 1989 and has operated under the control of the Nebraska Department of Insurance since 1990. The transaction resulted in a gain of $13 million recorded in other revenues.

Geographic Concentration

The following table shows White Mountains Re’s net written premiums by geographic region for the years ended December 31, 2010, 2009 and 2008:

Geographic region	Year Ended December 31,
Millions	2010	2009	2008
United States	$398.9	$443.7	$568.2
Europe	284.7	265.5	303.3
Canada, the Caribbean, Bermuda and Latin America	102.8	40.3	5.4
Asia and Other	79.4	57.3	54.2
Total	$865.8	$806.8	$931.1

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

White Mountains Re pays ceding companies a ceding commission under most proportional reinsurance treaties and some excess of loss reinsurance treaties. The ceding commission is generally based on the ceding company’s cost of acquiring and administering the business being reinsured (e.g., agent commissions, premium taxes and certain miscellaneous expenses). The ceding commissions paid to ceding companies constitute the majority of White Mountains Re’s total acquisition costs. Additionally, White Mountains Re pays reinsurance intermediaries commissions based on negotiated percentages of the premium they produce by treaty or certificate.

During the years ended December 31, 2010, 2009, and 2008, White Mountains Re received no more than 10% of its gross written premiums from any individual ceding company. During the years ended December 31, 2010, 2009 and 2008, White Mountains Re received approximately 64%, 60% and 48%, respectively, of its gross reinsurance premiums written from three major, third-party reinsurance intermediaries as detailed in the following table:

	Year Ended December 31,
Gross written premium by intermediary	2010	2009	2008
AON Re/Benfield(1)	35%	37%	30%
Guy Carpenter	19	16	12
Willis Re	10	7	6
	64%	60%	48%

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

White Mountains Re derives its reinsurance business from a broad spectrum of ceding companies, including national, regional, specialty, and excess and surplus lines writers, both internationally and in the United States. White Mountains Re’s underwriters and pricing actuaries perform reviews of the underwriting, pricing, and general underwriting controls of potential ceding companies before quoting contract terms for its reinsurance products. White Mountains Re prices its products by assessing the desired return on the expected capital needed to write a given contract and on the expected underwriting results of the contract. White Mountains Re’s pricing indications are based on a number of underwriting factors including historical results, analysis of exposure and estimates of future loss costs, a review of other programs displaying similar exposure characteristics and the ceding company’s underwriting and claims experience. Additionally, in the United States, White Mountains Re’s underwriters, actuaries and claims personnel perform audits of certain ceding companies. Generally, ceding company audits are not customary outside the United States. White Mountains Re’s staff reviews the financial stability and creditworthiness of all ceding companies globally. Such reviews provide important input to support underwriting decisions.

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

Competition

 The worldwide insurance and reinsurance markets are highly competitive. Competition is influenced by a variety of factors, including price charged and other terms and conditions offered, financial strength ratings, prior history and relationships, as well as expertise and the speed at which the company has historically paid claims.

White Mountains Re competes for business in Europe, Bermuda, the United States, and other international markets with numerous global competitors. White Mountains Re’s competitors include insurance and reinsurance companies as well as underwriting syndicates at Lloyd’s of London. Some of the companies that White Mountains Re competes directly with include Alterra Capital Holdings, Ltd., Arch Capital Group Ltd., Axis Capital Holdings, Ltd., Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., Flagstone Re Holdings SA, General Reinsurance Corporation, Hannover Ruckversicherung AG, Lloyd’s of London, Montpelier Re Holdings, Ltd., Munich Re Group, Odyssey Re Holdings Corp., PartnerRe Ltd., Platinum Underwriters Holdings Ltd., Renaissance Re Holdings Ltd., Scor, Swiss Re Group, Transatlantic Holdings, Inc., Validus Holdings, Ltd., and XL Capital Ltd.

Claims Management

White Mountains Re maintains a staff of experienced insurance and reinsurance claim specialists.  Its reinsurance claims specialists work closely with intermediaries to obtain specific claims information from ceding companies. Where customary and appropriate, White Mountains Re’s claims staff perform selective on-site claim reviews to assess ceding companies’ claim handling abilities and reserve techniques. In addition, White Mountains Re’s claims specialists review loss information provided by ceding companies for adequacy and accuracy. The results of these claim reviews are shared with the underwriters and actuaries to assist them in pricing products and establishing loss reserves.

White Mountains Re also uses TPAs for certain claims, including claims arising from certain of White Mountains Re’s run-off claims related to certain acquired companies. White Mountains Re’s claims staff performs on-site claim audits of certain TPAs to ensure the propriety of the controls and processes over claims serviced by the TPAs.

Catastrophe Risk Management

White Mountains Re has exposure to losses caused by hurricanes, earthquakes, tornadoes, winter storms, windstorms, floods, tsunamis, terrorist acts and other catastrophic events. In the normal course of business, White Mountains Re regularly manages its concentration of exposures to catastrophic events, primarily by limiting concentrations of exposure to what it deems acceptable levels and, if necessary, purchasing reinsurance. In addition, White Mountains Re seeks to limit losses that might arise from acts of terrorism in its insurance and reinsurance contracts by exclusionary provisions, where applicable. White Mountains Re also uses third-party global catastrophe models as well as its own proprietary models to calculate expected probable maximum loss (“PML”) from various natural catastrophic scenarios. White Mountains Re believes that its largest natural catastrophic exposures, net of reinsurance and based on a 250-year PML single event scenario, are European winter storms, United States Gulf Coast windstorms (i.e., Florida to Texas), California earthquakes, United States Atlantic Coast windstorms (i.e., Massachusetts to Florida) and, to a lesser extent, Japanese windstorms and earthquakes.

White Mountains Re monitors and prices its property catastrophe contracts using third-party software models and internally developed models as well as other methods. For contracts that White Mountains Re determines to have exposure to natural catastrophic perils, it models and assesses the exposure using the results in its underwriting process to ensure that the contracts it writes have an appropriate charge for the exposure.

Catastrophe exposure modeling is inherently uncertain due to process risk (the probability and magnitude of the underlying event, e.g. earthquake) and parameter risk (the probability of making inaccurate model assumptions). In particular, geographic and policy coverage data on the primary policies reinsured by White Mountains Re is essential. Accordingly, White Mountains Re’s ability to predict its catastrophe exposure is dependent on the quality and accuracy of data obtained from its clients.

Additionally, catastrophe modeling is dependent upon several broad economic and scientific assumptions, such as storm surge (the water that is pushed toward the shore by the force of a windstorm), demand surge (the localized increase in prices of goods and services that often follow a catastrophe) and zone density (the percentage of insured perils that would be affected in a region by a catastrophe). Third-party modeling software also does not provide information for all territories or perils (e.g. tsunami) for which White Mountains Re writes business.

White Mountains Re does not believe that it can rely solely upon catastrophe modeling to measure its exposure to natural catastrophic risk. For example, the losses arising from Hurricane Katrina for both White Mountains Re and the industry were substantially in excess of losses previously predicted by third-party models from such an event. This was due to issues such as inadequate storm surge and demand surge assumptions in the models, as well as flooding from levees breaking which was not fully contemplated in these models. Correspondingly, White Mountains Re also assesses catastrophe risk by monitoring total limits exposed to a catastrophe event in key zones.

The following table provides an estimate of White Mountains Re’s three largest PML zones at January 31, 2011:

				White Mountains Re Net After-Tax Loss
($ in millions)	Modeled Industry Loss	Gross Loss	Net After Reinsurance and Reinstatements	Net After Tax	Net After-Tax as % of GAAP Capital(1)	Net After-Tax as % of GAAP Common Shareholder’s Equity(1)
	1 in 250 year event
Southeast U.S.	$154,264	$392	$341	$249	10%	14%
Northeast U.S.	53,583	328	255	186	8%	11%
Europe	43,912	633	239	176	7%	10%

	1 in 10,000 year event
Southeast U.S.	$351,294	$561	$494	$360	15%	20%
Northeast U.S.	237,403	550	440	320	13%	18%
Europe	117,649	1,001	405	298	12%	17%

(1)          GAAP capital and common shareholder’s equity at December 31, 2010 for White Mountains Re is determined on a legal-entity basis.

To better manage its aggregate exposure to very large catastrophic events, White Mountains Re monitors the maximum net financial impact (“NFI”) it would suffer in the worst aggregate loss year modeled in third-party software (i.e., the 10,000-year global annual aggregate PML). The calculation of the NFI begins with the modeled 10,000-year global annual aggregate PML and takes account of estimated reinstatement premiums, reinsurance recoverables net of estimated uncollectible balances, and tax benefits. This amount is deducted from White Mountains Re’s planned legal entity comprehensive net income for the year to arrive at the NFI. The NFI does not include the potential impact of the loss events on White Mountains Re’s investment portfolio.

For 2011, the NFI limit has been re-set at $700 million, which is approximately 29% and 40% of White Mountains Re’s total legal entity GAAP capital and common shareholder’s equity at December 31, 2010, respectively. The NFI limit was set using foreign currency exchange rates and third-party property-catastrophe model versions as of October 31, 2010, and White Mountains Re’s overall risk tolerances.  The NFI calculation is subject to future fluctuation from a variety of factors, including foreign currency movements, changes in third-party models, market pricing, terms and conditions, as well as the availability and pricing of retrocessional protections. At January 31, 2011, White Mountains Re believes that it was under its NFI limit. White Mountains Re also monitors its NFI for global annual aggregate tail value at risk (“TVaR”) at the 100, 250, 500, and 1,000 year periods. TVaR represents the average loss for the named period through the 10,000 years (e.g., TVaR 250 represents the average loss for the worst forty modeled years).

White Mountains Re monitors gross and net property catastrophe occurrence limits by country and region globally.  Occurrence limits for peak zones in Europe, Japan, and the United States are assessed versus modeled catastrophe risk as another measure in understanding total property catastrophe exposure to large events.

Actual losses incurred by White Mountains Re resulting from any particular catastrophic event may be substantially different than modeled losses from such event due to the process and parameter risks mentioned above.

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

Reinsurance Protection

White Mountains Re’s reinsurance protection primarily consists of pro-rata and excess of loss protections to cover aviation, trade credit, and certain property exposures. White Mountains Re’s property reinsurance provides both proportional and non-proportional protections for Europe, the Americas, Asia, the Middle East, and Australia.  This reinsurance is designed to increase underwriting capacity where appropriate, and to reduce exposure both to large catastrophe losses and to a frequency of smaller loss events.  Attachment points and coverage limits vary by region around the world. In addition to its proportional reinsurance purchases for certain property exposures, White Mountains Re also purchases excess of loss reinsurance for $15 million of protection in excess of a retention of $5 million for the facultative and direct property portfolios written by the Stockholm, London, and Hamburg branches.  For 2011, industry loss warranties (“ILW”) for European wind exposures and floods with $20 million of available limit were renewed, attaching at various levels.  The ILWs in force for 2011 do not have reinstatement coverage after a loss event.

White Mountains Re also purchases excess of loss retrocessional protection for its non-U.S. and non-Japan earthquake-related exposures.  At April 1, 2010, White Mountains Re renewed coverage for $65 million of protection in excess of a $45 million retention, which is effective through March 31, 2011.  During 2010, White Mountains Re recovered the full $65 million limit under the earthquake cover as a result of the Chilean Earthquake.  Additionally, in 2010 White Mountains Re purchased $60 million of available limit of ILWs for a potential New Madrid earthquake that attached with a $20 billion event.  This coverage was not renewed for 2011.

White Mountains Re’s aviation reinsurance program is intended to reduce exposure to a frequency of small losses, a single large loss or a combination of both.  In 2011, for the facultative and proportional aviation portfolio, reinsurance protection was purchased in excess of a market loss of $150 million up to a full airline policy limit of $2.25 billion. Non-proportional aviation writings are protected by a 15% quota share treaty and several excess of loss covers with varying attachment points and limits. The non-proportional account is also protected by $22.5 million of protection in first event ILW coverage attaching at industry event levels between $400 and $750 million, in addition to $4 million of available limit for second and third event ILW protections attaching at $300 million and $200 million per event, respectively.

In 2010, White Mountains Re ceded 25% of its trade credit business under a quota share retrocession, which supported growth in this line.  The treaty was renewed for 2011 at a 19% cession percentage.

All of White Mountains Re’s excess of loss reinsurance protections include provisions that reinstate coverage for the full available limit of the cover based on 100% or more of the original reinsurance premium, which is calculated proportionally to the loss limit being reinstated.

At December 31, 2010, White Mountains Re had $19 million of reinsurance recoverables on paid losses and $451 million of reinsurance recoverables on unpaid losses that will become recoverable if claims are paid in accordance with current reserve estimates. Because retrocessional reinsurance contracts do not relieve White Mountains Re of its obligation to its insureds, the collectability of balances due from White Mountains Re’s reinsurers is critical to its financial strength. White Mountains Re monitors the financial strength and ratings of retrocessionaires on an ongoing basis. See Note 4- “Third-party Reinsurance” to the accompanying consolidated financial statements for a discussion of White Mountains Re’s top reinsurers.

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

Section II shows the cumulative amount of net loss and LAE paid relating to recorded liabilities as of the end of each succeeding year. Section III shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid loss and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency and severity patterns, becomes known. Section IV shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2010. Section V shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2010. Section VI shows the cumulative gross (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2010.

	White Mountains Re Loss and LAE Year ended December 31,
($ in millions)	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
I. Liability for unpaid loss and LAE:
Gross balance	$1,479.9	$1,581.4	$1,588.4	$1,699.4	$3,864.3	$4,308.8	$3,708.8	$3,252.3	$2,735.5	$2,444.4	$2,441.3
Less reinsurance recoverable on unpaid losses and LAE	(702.8)	(879.5)	(809.8)	(741.1)	(1,149.8)	(1,633.6)	(1,142.5)	(806.4)	(545.6)	(578.6)	(450.5)
Net balance	$777.1	$701.9	$778.6	$958.3	$2,714.5	$2,675.2	$2,566.3	$2,445.9	$2,189.8	$1,865.7	$1,990.8
II. Cumulative amount of net liability paid through:
1 year later	350.0	230.6	250.7	321.5	941.0	949.4	721.7	726.2	637.4	276.2	—
2 years later	492.1	391.2	420.8	521.8	1,369.4	1,442.9	1,302.0	1,164.5	760.8
3 years later	596.9	501.4	559.1	710.8	1,684.9	1,942.5	1,645.2	1,207.4
4 years later	666.6	602.7	690.9	834.7	2,052.4	2,225.6	1,649.2
5 years later	735.2	739.3	804.5	941.0	2,246.0	2,192.3
6 years later	833.9	830.6	885.7	1,015.7	2,170.9
7 years later	899.9	895.8	926.5	901.6
8 years later	949.9	922.1	807.1
9 years later	967.9	799.7
10 years later	848.7
III. Net Liability re-estimated as of:
1 year later	782.7	704.9	828.9	984.9	2,771.9	2,893.2	2,575.4	2,525.7	2,159.4	1,808.5	—
2 years later	767.7	758.7	856.9	1,059.6	2,802.9	3,032.5	2,775.8	2,539.8	2,140.6
3 years later	815.7	800.5	929.8	1,148.1	2,917.9	3,164.9	2,749.3	2,517.2
4 years later	850.8	872.2	1,023.8	1,270.2	3,063.6	3,133.3	2,743.4
5 years later	918.5	968.4	1,138.6	1,425.0	3,021.4	3,124.8
6 years later	998.2	1,077.8	1,280.5	1,382.7	3,013.1
7 years later	1,097.7	1,196.4	1,228.5	1,379.8
8 years later	1,188.2	1,150.4	1,226.0
9 years later	1,165.3	1,142.9
10 years later	1,155.7
IV. Cumulative net deficiency	$(378.6)	$(440.9)	$(447.3)	$(421.5)	$(298.6)	$(449.6)	$(177.1)	$(71.3)	$49.2	$57.2	—
Percent deficient	(48.7)%	(62.8)%	(57.5)%	(44.0)%	(11.0)%	(16.8)%	(6.9)%	(2.9)%	2.2%	3.1%	—
V. Reconciliation of net liability re-estimated as of the end of the latest re-estimation period (see III above):
Gross re-estimated liability	$2,101.1	$2,214.5	$2,157.1	$2,257.2	$4,404.8	$5,029.6	$3,946.2	$3,297.2	$2,719.5	$2,383.1	—
Less: gross re-estimated reinsurance recoverable	(945.4)	(1,071.6)	(931.1)	(877.4)	(1,391.7)	(1,904.8)	(1,202.9)	(780.0)	(578.9)	(574.6)	—
Net re-estimated liability	$1,155.7	$1,142.9	$1,226.0	$1,379.8	$3,013.1	$3,124.8	$2,743.4	$2,517.2	$2,140.6	$1,808.5	—
VI. Cumulative gross deficiency	$(621.3)	$(633.1)	$(568.7)	$(557.8)	$(540.5)	$(720.8)	$(237.4)	$(44.9)	$16.0	$61.3	—
Percent deficient	(42.0)%	(40.0)%	(35.8)%	(32.8)%	(14.0)%	(16.7)%	(6.4)%	(1.4)%	.6%	2.5%	—

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

White Mountains Re’s net incurred losses from A&E claims have totaled $212 million over the past ten years. Although losses arising from A&E claims were on contracts that were not underwritten by White Mountains Re, White Mountains Re is liable for any additional losses arising from such contracts. Accordingly, White Mountains Re cannot guarantee that it will not incur additional A&E losses in the future. Refer to “CRITICAL ACCOUNTING ESTIMATES” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details of White Mountains Re’s A&E reserves.

The following table reconciles loss and LAE reserves determined on a regulatory basis to loss and LAE reserves determined in accordance with GAAP at December 31, as follows:

	December 31,
Millions	2010	2009	2008
Regulatory reserves	$2,151.6	$2,196.8	$2,373.9
Reinsurance recoverable on unpaid losses and LAE(1)	1,190.4	965.4	1,058.8
Discount on loss reserves	16.4	27.1	105.4
Reserves allocated to Esurance	(286.9)	(333.4)	(299.3)
WM Life Re reserves (2)	(610.2)	(380.7)	(467.1)
Purchase accounting and other	(20.0)	(30.8)	(36.3)
GAAP reserves	$2,441.3	$2,444.4	$2,735.4

(1)          Represents adjustments made to add back reinsurance recoverables included with the presentation of reserves under regulatory accounting. Includes recoverables from WM Life Re business and recoverables on intercompany treaties that are eliminated in consolidation.

(2)          WMRe Sirius fronted the reinsurance contracts for, and is 100% reinsured by, WM Life Re.  These instruments are reported as reinsurance contracts under Swedish statutory regulations.  For GAAP purposes, the liabilities are transferred to WM Life Re and reported as derivative instruments.

White Mountains Re’s Intermediate Holdings Companies/Financing Activities

White Mountains Re’s intermediate holding companies include White Mountains Re Group, Ltd. (“WMRe Group”) as well as various intermediate holding companies domiciled in the United States, Bermuda, Gibraltar, Luxembourg, the Netherlands and Sweden.

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

In March 2007, WMRe Group issued $400 million face value of senior unsecured notes at an issue price of 99.715% (the “WMRe Senior Notes”). The WMRe Senior Notes, which were issued in an offering that was exempt from the registration requirements of the Securities Act of 1933, bear an annual interest rate of 6.375%, payable semi-annually in arrears on March 20 and September 20, until maturity in March 2017.

ESURANCE

Esurance, which is headquartered in San Francisco, writes personal auto insurance in 30 states through its website and over the phone and also sells other lines of personal insurance for unaffiliated insurance companies. Esurance also writes personal auto policies through select on-line agents and provides other insurance products through partnerships with industry leading online providers. The 30 states in which Esurance writes business represent approximately 87% of the premium volume for the entire U.S. personal auto insurance market. Esurance writes its policies using three insurance companies, Esurance Insurance Company, Esurance Insurance Company of New Jersey and Esurance Property and Casualty Insurance Company (collectively, the “Esurance Insurance Companies”), all of them rated “A-” (Excellent, the fourth highest of fifteen financial strength ratings with a stable outlook by A.M. Best).  AFI, which is headquartered in southern California, earns commissions by selling personal auto, homeowners, renters and condo insurance policies online and over the phone using a comparison quoting platform. AFI sells policies in 50 states and the District of Columbia for many insurance companies, including Esurance.  Esurance also earns commissions and fees by referring to unaffiliated insurance companies those shoppers that it cannot underwrite because of pricing or underwriting eligibility.  By combining the capabilities of Esurance and AFI, the Esurance segment provides a better shopping experience for consumers and efficiently leverages its marketing expenses.

As of December 31, 2010, the Esurance segment had 839,000 policies-in-force; 509,000 underwritten by Esurance (24,000 of which were placed by AFI) and 304,000 written by unaffiliated insurers through AFI.

Over the past several years, Esurance has ceded a large percentage of its business to certain other subsidiaries of White Mountains primarily for capital management purposes.  However, all reinsurance business transacted with affiliate subsidiaries, and the related capital supporting such business, is added back to the Esurance segment for reporting purposes because Esurance management is responsible for the gross results.

At December 31, 2010 and 2009, the Esurance segment had $1,272 million and $1,218 million of total assets and $502 million and $495 million of common shareholder’s equity, respectively. The Esurance segment wrote approximately $836 million and $779 million in net written premiums in 2010 and 2009, respectively.

Geographic Concentration

For the years ended December 31, 2010, 2009 and 2008, Esurance had gross written premiums of $839 million, $781 million and $826 million, respectively, which were distributed in the following states:

	Year Ended December 31,
Gross written premiums by state	2010	2009	2008
California	20%	23%	24%
Florida	14	14	16
New Jersey	9	5	4
New York	6	7	7
Texas	5	5	5
Pennsylvania	4	4	4
Illinois	4	4	3
Michigan	4	4	4
Colorado	3	3	3
Other	31	31	30
Total	100%	100%	100%

For the year ended December 31, 2010, AFI’s largest states were California (17% of policies-in-force), Texas (8%), Florida (6%), Pennsylvania (4%) and Ohio (4%). For 2009, AFI’s largest states were California (17% of policies-in-force), Texas (7%), Florida (6%), Pennsylvania (4%) and Maryland (4%).

Marketing and Distribution

Esurance targets technology-savvy consumers who rely on the internet to manage their financial services needs but also want the option of personal customer service. Esurance launched a new advertising campaign, “Techie Feely”, in 2010, in which actors portray Esurance employees working together to serve customers over the phone and online in a humorous office setting.  Esurance maintained its animated icon, “Erin Esurance”, as a background element in the new campaign to provide a bridge to its previous advertising and to reinforce the brand.  In 2010, Esurance continued to have a diverse marketing mix with advertising on national television, in select local markets, online through search engines (e.g., Google and Bing), and through a variety of insurance and financial services web sites. Esurance also has marketing relationships with sports, environmental, and community organizations. Esurance is the third largest issuer of personal auto insurance quotes online, behind only GEICO and Progressive, and also the third most recognizable brand for companies that sell personal auto insurance online.

Customer interaction with Esurance generally takes place through www.esurance.com or over the phone.  On www.esurance.com, shoppers can obtain real-time quotes, compare quotes from other insurance companies, purchase their policies, report claims, monitor vehicle repairs, make changes to their policy and manage their accounts.  AFI sells personal auto, homeowners, renters and condo insurance through its comparison quoting platform, which allows insurance shoppers to easily compare prices and purchase a policy from Esurance or over 20 other leading insurance carriers through AFI’s website or by calling one of its in-house agents. AFI also sells insurance products through partnerships with financial services firms, retailers, insurance carriers, including Esurance, and a few large employer groups that provide insurance to their employees, by use of marketing programs that include placements on partner websites, inserts in partner mailers and phone transfers and referrals.

Underwriting and Pricing

Esurance collects and verifies detailed underwriting information in real-time while customers complete transactions online or over the phone. Real-time access to customer information allows Esurance to continually develop and refine its highly segmented, tiered pricing models, enhance its personal auto product, and optimize dollars spent on marketing.  Esurance believes that its tiered pricing models have a greater statistical correlation with historical loss experience than traditional pricing models have shown.  As a result, Esurance is able to respond quickly to changing loss trends and quote rates to customers that closely correspond to the individual risk characteristics of the customer, enabling it to focus on keeping insurance rates competitive without compromising its loss ratio targets.

Competition

Esurance competes with national and regional insurance companies.  However, it competes most directly with other direct personal auto writers like GEICO and Progressive.

Esurance believes that strong customer service is essential to its ability to effectively compete.  Esurance offers policy support to customers via its web site or through a service center that operates 24/365.  Customers can choose to contact Esurance for policy support by phone, interactive voice response or email, and may report losses by phone or online. Esurance enables customers to conduct most of their policy service needs online, but also provides ready access to customer service representatives to answer any questions or provide any assistance needed.  Esurance’s goal is to provide service that is responsive to customer’s needs while providing a choice of convenient interactive options.

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

Claims Management

Esurance invests in technology to maintain state-of-the-art claims processing.  Esurance seeks to use both internal-use and publicly-accessible technology that provides prompt, effective claims resolution at minimum cost.  Esurance takes initial notice of claims at its loss reporting unit in Sioux Falls, South Dakota, which then assigns claims to regional claim offices in Arizona, California, Colorado, Florida, Georgia, New Jersey, New York, Texas and Wisconsin where claims are handled and adjusted.

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

The claims department has a subrogation unit dedicated to recovering claims paid that are primarily obligations of other insurers or uninsured drivers.  The claims department also includes investigators in the regional offices and a central special investigation unit that work in conjunction with local and national law enforcement agencies to mitigate insurance fraud.

Claims representatives verify coverage, determine liability, assess damage (including injuries) and pay claims.  The representatives compare their assessments with historical settlements on similar claims archived in externally-licensed databases to ensure that claims paid are fair and equitable.  Esurance has tiered the claims representative positions based on experience and performance to maximize the department’s efficiency, with simpler claims processed by lower-tier handlers.  A central claims training unit provides these representatives and other claims staff in-house and on-line training proprietarily developed to suit Esurance’s operations.

The Esurance claims operations are reviewed by a customer service unit that conducts monthly surveys of insureds who have been involved in accidents.  Also, Esurance annually contracts with an independent consulting firm to identify potential improvements in customer service and operational efficiencies.  Lastly, the corporate claims audit team conducts annual comprehensive branch-level reviews to confirm accurate claims processing, and specialized audits where claim payment trends generate concern.

Catastrophe Risk Management

Esurance writes personal auto insurance that covers liabilities and physical damage arising from the operation of automobiles. The majority of Esurance’s customers elect coverage for physical damage (72%), resulting in exposure to catastrophe losses from hurricanes, hailstorms, earthquakes and other acts of nature. Generally, catastrophe costs are low for personal auto in relation to other lines of business, such as homeowners and commercial property. Additionally, Esurance’s broad geographic distribution limits its concentration of risk and the potential for losses to accumulate from a single event.

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

The following information presents (1) Esurance’s loss and LAE reserve development over the ten years since inception and (2) a reconciliation of loss and LAE reserves on a Statutory basis to loss and LAE reserves determined in accordance with GAAP, each as prescribed by Securities Act Industry Guide No. 6.

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

Section II shows the cumulative amount of net loss and LAE paid relating to recorded liabilities as of the end of each succeeding year. Section III shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid loss and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall claim frequency and claim severity patterns, becomes known. Section IV shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2010. Section V shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2010. Section VI shows the cumulative gross (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2010.

	Esurance Loss and LAE(1)(2) Year Ended December 31,
($ in millions)	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
I. Liability for unpaid loss and LAE:
Gross balance	$4.0	$15.5	$39.1	$63.0	$94.1	$167.4	$285.3	$370.7	$422.9	$450.5
Less: reinsurance recoverables on unpaid loss and LAE	—	—	—	(.1)	(.1)	(.5)	(2.2)	(1.4)	(19.5)	(33.2)
Net balance	$4.0	$15.5	$39.1	$62.9	$94.0	$166.9	$283.1	$369.3	$403.4	$417.3
II. Cumulative net amount of net liability paid through:
1 year later	2.5	9.3	18.9	35.8	62.4	125.3	164.7	198.0	208.5	—
2 years later	3.3	12.2	24.5	47.4	89.9	168.7	230.5	273.6
3 years later	3.9	13.7	28.2	54.3	101.2	189.3	262.1
4 years later	4.1	14.6	29.6	56.9	105.8	199.1
5 years later	4.1	14.6	30.0	57.7	107.6
6 years later	4.1	14.6	30.1	58.1
7 years later	4.1	14.6	30.4
8 years later	4.1	14.6
9 years later	4.1
III. Net liability re-estimated as of:
1 year later	4.0	16.0	34.0	54.9	97.2	196.4	288.0	361.6	385.6	—
2 years later	4.4	15.3	29.4	55.5	107.3	206.5	290.5	350.2
3 years later	4.3	14.4	29.5	58.2	109.7	207.3	291.4
4 years later	4.2	14.6	30.3	58.4	110.2	208.8
5 years later	4.1	14.6	30.2	58.6	110.7
6 years later	4.1	14.6	30.3	59.1
7 years later	4.1	14.7	30.7
8 years later	4.1	14.7
9 years later	4.1
IV. Cumulative net (deficiency)/redundancy	$(.1)	$.8	$8.4	$3.8	$(16.7)	$(41.9)	$(8.3)	$19.0	$17.8	$—
Percent (deficient)/redundant	(3.8)%	5.3%	21.4%	6.1%	(17.8)%	(25.1)%	(2.9)%	5.1%	4.4%	—
V. Reconciliation of net liability re-estimated as of the end of the latest re-estimation period (see III. above):
Gross unpaid loss and LAE latest re-estimate	$4.1	$14.7	$30.9	$59.7	$111.1	$229.6	$312.6	$372.2	$415.8	$—
Less: Reinsurance recoverable latest re-estimate	—	—	(.2)	(.6)	(.4)	(20.8)	(21.2)	(22.0)	(30.2)	—
Net unpaid loss and LAE latest re-estimate	$4.1	$14.7	$30.7	$59.1	$110.7	$208.8	$291.4	$350.2	$385.6	$—
VI. Cumulative Gross (deficiency)/redundancy	$(.1)	$.8	$8.2	$3.3	$(17.0)	$(62.2)	$(27.3)	$(1.5)	$7.1	$—
Percent (deficient)/redundant	(3.8)%	5.3%	21.0%	5.2%	(18.1)%	(37.2)%	(9.6)%	(.4)%	1.7%	—

(1)          The table consists of reserve information for the Esurance Insurance Companies and business ceded by Esurance to WMRe America, OneBeacon and WMRe Sirius.

(2)          Esurance became a subsidiary of White Mountains during 2000.

The following table reconciles loss and LAE reserves determined on a statutory basis to loss and LAE reserves determined in accordance with GAAP at December 31, as follows:

	December 31,
Millions	2010	2009	2008
Statutory reserves	$130.5	$70.0	$70.0
Reserves allocated from White Mountains Re	286.9	333.4	299.3
Reinsurance recoverable on unpaid losses and LAE(1)	33.1	19.5	1.4
GAAP reserves	$450.5	$422.9	$370.7

(1)          Represents adjustments made to add back reinsurance recoverables included with the presentation of reserves under statutory accounting.

OTHER OPERATIONS

White Mountains’ Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary (WM Advisors), White Mountains’ investment in common shares and warrants to purchase common shares of Symetra, the consolidated results of Tuckerman Fund I, its variable annuity reinsurance business (WM Life Re), which is in run-off, as well as various other entities not included in other segments.  The Other Operations segment also included White Mountains’ investment in Delos prior to its disposition in December 2010, its weather risk management business prior to its disposition in August 2009 and the International American Group prior to its disposition in October 2008.

WM Advisors

WM Advisors is a registered investment adviser that manages White Mountains’ investments in fixed income and equity securities, including hedge funds and private equities. WM Advisors also has investment management agreements with third parties, most notably with Symetra. At December 31, 2010, WM Advisors had approximately $32 billion in assets under management, $8 billion of which related to consolidated subsidiaries of White Mountains.

WM Advisors has a sub-advisory agreement with Prospector Partners LLC (“Prospector”), a registered investment adviser, under which Prospector manages most of White Mountains’ publicly-traded common equity and convertible fixed maturity securities. Prospector also provides consulting and advisory services to White Mountains through a separate agreement on matters such as capital management, asset allocation, hedge fund and private equity investments and mergers and acquisitions.

WM Life Re

WM Life Re reinsures death and living benefit guarantees associated with certain variable annuities issued in Japan.  White Mountains Re fronted the reinsurance contracts for and is 100% reinsured by WM Life Re. WM Life Re is in run-off.

WM Life Re has assumed the risk related to a shortfall between the account value and the guaranteed value that must be paid by the ceding company to an annuitant or to an annuitant’s beneficiary in accordance with the underlying annuity contracts.  The guaranteed value of the annuity contracts is equal to the initial single premium paid by the annuitant.  The annuity accounts are invested in four index funds: a Japanese government bond fund indexed to the Nomura Bond Performance Index (“Nomura BPI”) (roughly 35%), a foreign government bond fund indexed to the Citi World Group Government Bond Index, excluding Japan (“WGBI”) (roughly 35%), a Japanese equity fund indexed to the TOPIX Total Return Index (roughly 15%) and a foreign equity fund indexed to the MSCI Kokusai Total Return Index (roughly 15%).  The account is rebalanced monthly to maintain these same investment allocations. As of December 31, 2010, annuity contracts mature within 5 years on average (with a maximum of 5½ years and a minimum of 4½ years remaining).  The guarantee made by the ceding company to its annuitants was economically equivalent to guaranteeing that the underlying investment accounts would earn a return of approximately 2.7% per annum.  The average account value of annuity contracts covered by WM Life Re was approximately 104% of their guarantee value at the inception of the reinsurance contracts.  Accordingly, the guarantee made in WM Life Re’s contracts was economically equivalent to guaranteeing that the underlying investment accounts would earn a return of approximately 2.3% per annum.

WM Life Re reinsured ¥200 billion (approximately $1.7 billion at the then current exchange rate) of guarantees in September 2006 and an additional ¥56 billion (approximately $0.5 billion at the then current exchange rate) in March 2007.  WM Life Re has not subsequently written any additional business.  As of December 31, 2010, the total guarantee value was approximately ¥237.4 billion (approximately $2.9 billion at exchange rates on that date).  The average annual premium charged by WM Life Re under these contracts is equal to 1.11% times the total guarantee value.

WM Life Re uses derivative instruments, including put options, interest rate swaps, total return swaps on bond indices, forward contracts and futures contracts on major equity indices, currency pairs and government bonds, to mitigate the market risks associated with changes in the fair value of the reinsured variable annuity guarantees. WM Life Re measures its net exposure to changes in relevant interest rates, foreign exchange rates, implied volatilities and equity markets on a daily basis and adjusts its economic hedge positions within risk guidelines established by senior management. WM Life Re continually fair values its liability and the related hedge assets.  The guarantee is economically substantially similiar to having sold put options on a basket of the four index funds. WM Life Re also monitors the effects of annuitant related experience against actuarial assumptions (surrender and mortality rates) on a weekly basis and adjusts relevant assumptions and economic hedge positions if required.

Under the terms of its reinsurance contracts, WM Life Re is required to hold eligible assets (generally cash, short-term investments and hedge assets such as options and futures) equal to the fair value of the liability, as defined in the reinsurance contracts, for the benefit of the cedant.  Increases in the fair value of the liability in excess of the increase in value of the hedge assets, such as occurs in the case of decreases in surrender assumptions or underperformance of the hedging portfolio, must therefore be funded on a current basis while the actual amounts that must be paid to settle the contracts may not be known and generally will not become payable for a number of years.  White Mountains contributed an additional $45 million, $133 million and $105 million into WM Life Re during 2010, 2009 and 2008, respectively, to fulfill this requirement.

See Item 7 - “CRITICAL ACCOUNTING ESTIMATES - Fair Value Measurements” for a discussion of the sensitivity of WM Life Re’s results to changes in market and annuitant-related variables.

Tuckerman Fund I and Tuckerman Fund II

White Mountains owns approximately 94% of Tuckerman Fund I and approximately 48% of Tuckerman Fund II, (collectively, “the Tuckerman Funds”). The Tuckerman Funds are managed by Tuckerman Capital, a private investment firm that focuses on acquisitions of small manufacturing companies.  Tuckerman Capital focuses its acquisition efforts on companies with enterprise values ranging from $5 million to $25 million and with established track records of success. The companies owned by the Tuckerman Funds are manufacturers of highly engineered, non-commodity products across a broad range of industries.

Tuckerman Fund I is consolidated within White Mountains’ financial statements and Tuckerman Fund II was consolidated until January 1, 2010. At December 31, 2010 and 2009, Tuckerman Fund I had $19 million and $20 million of total assets and accounted for $7 million and $6 million of White Mountains’ net assets. At December 31, 2009, Tuckerman Fund II had $56 million of total assets and accounted for $17 million of White Mountains’ net assets. During 2008, White Mountains’ investment in Tuckerman Fund II was transferred from Other Operations to the White Mountains Re segment.

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

Berkshire Exchange

On October 31, 2008, White Mountains completed the transaction with Berkshire Hathaway Inc. (“Berkshire”) that was announced on March 10, 2008, through which Berkshire exchanged substantially all of its 16.3% stake in White Mountains (1,634,921 of its 1,724,200 common shares) for 100% of a White Mountains subsidiary which held Commercial Casualty Insurance Company (“CCIC”), the International American Group and $708 million in cash (the “Berkshire Exchange”). Upon the closing of the exchange transaction, CCIC and the International American Group had a combined fair value of $85 million and a combined GAAP book value of $59 million.

INVESTMENTS

White Mountains’ investment philosophy has historically been to maximize long-term total returns (after tax) while taking prudent levels of risk and maintaining a diversified portfolio.  Under White Mountains’ philosophy, each dollar of after-tax investment income or investment gains (realized or unrealized) is valued equally.

In response to significant declines in market levels, heightened market volatility and a lack of market liquidity during 2008 and 2009, White Mountains shifted its focus from total return to capital preservation. In particular, White Mountains significantly reduced the size of its equity portfolio and managed its fixed income portfolio to avoid realizing losses.

During 2010 White Mountains gradually shifted back from a focus on capital preservation to its traditional total return investment philosophy, a process it intends to continue on an opportunistic basis.

White Mountains’ investment portfolio mix as of December 31, 2010 consisted in large part of high-quality, fixed maturity investments and short-term investments, as well as equity investments and other long-term investments, such as hedge funds and private equities. White Mountains’ management believes that prudent levels of investments in common equity securities and other long-term investments within its investment portfolio are likely to enhance long-term after-tax total returns without significantly increasing the risk profile of the portfolio. See “Portfolio Composition” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

White Mountains’ overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to its investment risks. White Mountains also actively manages the average duration of the portfolio.  Duration is about 2 years including short-term investments and about 3 years excluding short-term investments at December 31, 2010.

Prospector’s equity investment strategy is to maximize absolute risk-adjusted return through investments in a variety of equity and equity-related instruments, using a bottom-up, value investing approach. Preservation of capital is of the utmost importance.  Prospector invests in relatively concentrated positions in the United States and other developed markets.

Prospector Fund

White Mountains owns approximately 62% of the limited partnership interests in Prospector Offshore Fund, Ltd. and OneBeacon owns approximately 65% of the limited partnership interests in Prospector Turtle Fund (collectively, the “Prospector Funds”).  These funds are managed by Prospector, a registered investment adviser, and are consolidated within White Mountains’ financial statements. The Prospector Funds are hedge funds that pursue investment opportunities in a variety of equity and equity-related instruments, chiefly in the financial services sector.

At December 31, 2010 and 2009, the Prospector Funds had $236 million and $200 million of total assets and accounted for $97 million and $92 million of White Mountains’ net assets.

Investments in Unconsolidated Affiliates

Symetra

In 2004, White Mountains, Berkshire and several other private investors capitalized Symetra in order to purchase the life and investment operations of Safeco Corporation for $1.35 billion. The acquired companies focus mainly on group insurance, individual life insurance, structured settlements and retirement services. Symetra had an initial capitalization of approximately $1.4 billion, consisting of $1,065 million of common equity and $315 million of debt. White Mountains invested $195 million in Symetra in exchange for 2.0 million common shares of Symetra. In addition, White Mountains and Berkshire each received warrants to acquire an additional 1.1 million common shares of Symetra at $100 per share. Two White Mountains designees serve on Symetra’s seven member board of directors. White Mountains accounts for its investment in common shares of Symetra under the equity method and accounts for its Symetra warrants as a derivative investment at fair value.

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

In January 2010, Symetra completed an initial public offering at a price of $12 per share, whereby 25.3 million primary shares were sold to the public and 9.7 million secondary shares were sold by existing shareholders. White Mountains did not sell any of its shares of Symetra in the offering. As a result of the offering, White Mountains’ ownership in Symetra has decreased from 19% to approximately 15% of the outstanding common shares of Symetra and from 24% to approximately 20% of Symetra on a fully-converted basis including the warrants.

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

Symetra’s total revenues and net income for the years ended December 31, 2010, 2009, and 2008 were $1,879 million and $201 million, $1,714 million and $128 million, and $1,451 million and $22 million. As of December 31, 2010 and 2009, Symetra had total assets of $25.6 billion and $22.4 billion and shareholders’ equity of $2.4 billion and $1.4 billion. Symetra’s shareholders’ equity excluding unrealized gains (losses) from its fixed maturity investments was $1.9 billion and $1.5 billion at December 31, 2010 and 2009.

As of December 31, 2010 and 2009, White Mountains’ investment in Symetra common shares was $287 million and $278 million, excluding $64 million and $(9) million, respectively, of equity in unrealized gains (losses) from Symetra’s fixed maturity investments. As of December 31, 2010 and 2009, White Mountains’ investment in Symetra warrants was $37 million and $39 million. Since inception, White Mountains has received cash dividends from Symetra of $49 million on its common share investment and $27 million on its warrant investment.

Delos

On August 3, 2006, White Mountains Re sold Sirius America to Delos. As part of the transaction, White Mountains invested $32 million in Delos, representing an equity interest of approximately 18%, which was accounted for as an equity method investment in an unconsolidated affiliate.  In December 2010, White Mountains sold its investment in Delos for $22 million.

Pentelia

White Mountains obtained an equity interest of 33% in Pentelia Capital Management (“PCM”) for $1.6 million in April 2007. This investment is accounted for under the equity method. As of December 31, 2010, White Mountains investment in PCM was $2 million. White Mountains also holds an investment Pentelia Investment Limited “(PIL”), a fund that invests in insurance-related investment assets and is held as an other long-term investment. As of December 31, 2010, the carrying value of White Mountains’ investment in PIL was $24.0 million.

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

The insurance laws of many states generally provide that property and casualty insurers doing business in those states belong to a statutory property and casualty guaranty association. The purpose of these guaranty associations is to protect policyholders by requiring that solvent property and casualty insurers pay certain insurance claims of insolvent insurers. These guaranty associations generally pay these claims by assessing solvent insurers proportionately based on the insurer’s share of voluntary written premiums in the state. While most guaranty associations provide for recovery of assessments through rate increases, surcharges or premium tax credits, there is no assurance that insurers will ultimately recover these assessments. At December 31, 2010, the reserve for such assessments at OneBeacon totaled $16 million.

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

White Mountains’ U.S.-based insurance and reinsurance operating subsidiaries are subject to state laws and regulations that require investment portfolio diversification and that limit the amount of investment in certain categories. Non-compliance may cause non-conforming investments to be non-admitted in measuring statutory surplus and, in some instances, may require divestiture. White Mountains’ investment portfolio at December 31, 2010 complied with such laws and regulations in all material respects.

One of the primary sources of cash inflows for the Company and certain of its intermediary holding companies is dividends received from its insurance and reinsurance operating subsidiaries. Under the insurance laws of the states under which White Mountains’ U.S.-based insurance and reinsurance operating subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. See Item 7 - “LIQUIDITY AND CAPITAL RESOURCES - Dividend Capacity” for further discussion.

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

While the federal government does not directly regulate the insurance business, federal legislation and administrative policies affect the insurance industry. In addition, legislation has been introduced from time to time in recent years that, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry. In December of 2007, the U.S. government extended the Terrorism Act until December 31, 2014. The Terrorism Act was originally enacted in 2002 and established a federal “backstop” for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest. As extended, the law now covers domestic acts of terrorism. In exchange for this “backstop”, primary insurers are required to make coverage available to commercial insureds for losses from acts of terrorism as specified in the Terrorism Act. OneBeacon is actively complying with the requirements of the Terrorism Act in order to ensure its ability to be reimbursed by the federal government for any losses it may incur as a result of future terrorist acts. (See “Terrorism” in the “ONEBEACON” section of this Item for a further discussion of the Terrorism Act). A number of additional enacted and pending legislative measures could lead to increased consolidation and increased competition for business and for capital in the financial services industry. White Mountains cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect such measures may have on its insurance and reinsurance operations.

The insurance industry is highly regulated at the state level. In addition, federal legislation was enacted in July 2010 that includes a limited expansion of the federal government’s ability to oversee and regulate the insurance industry. Specifically, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) created the Federal Insurance Office (“FIO”) within the Treasury Department, which is responsible for gathering information and monitoring the insurance industry to identify gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or U.S. financial system. In addition, the FIO can recommend changes to state insurance laws and regulations. White Mountains cannot predict whether the FIO will recommend any changes or whether states will adopt any such changes.

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

Sweden

WMRe Sirius is subject to regulation and supervision by the Swedish Financial Supervisory Authorities (the “FSA”). As Sweden is a member of the European Union (the “EU”), the FSA supervision is recognized across all locations within the EU. Generally, the FSA has broad supervisory and administrative powers over such matters as licenses, standards of solvency, investments, methods of accounting, form and content of financial statements, minimum capital and surplus requirements, annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. White Mountains believes that it is in compliance with all applicable laws and regulations pertaining to its business that would have a material effect on its financial position in the event of non-compliance.

In accordance with provisions of Swedish law, WMRe Sirius is permitted to transfer up to the full amount of its pre-tax income, subject to certain limitations, into an untaxed reserve referred to as a safety reserve, which equaled $1.4 billion at December 31, 2010. Under GAAP, an amount equal to the safety reserve, net of the related deferred tax liability established at the Swedish tax rate of 26.3%, is classified as shareholder’s equity. Generally, this deferred tax liability is only required to be paid by WMRe Sirius if it fails to maintain predetermined levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on WMRe Sirius’ safety reserve ($379 million at December 31, 2010) is included in solvency capital. Access to the safety reserve is restricted to coverage of insurance losses.  Access for any other purpose requires the approval of Swedish regulatory authorities.  Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the $1.4 billion balance of the safety reserve, without any provision for deferred taxes, in WMRe Sirius’ regulatory capital when assessing WMRe Sirius’ financial strength.

In addition, the European Commission, which acts as the initiator of action and executive body of the EU, has adopted a directive on insurance regulation and solvency requirements known as Solvency II, which is scheduled to become effective January 1, 2013. Solvency II has set the framework for the next generation of supervisory rules for insurance and reinsurance companies in the EU, and will impose economic risk-based solvency requirements across all EU Member States.  The aim of the Solvency II framework is to ensure that insurance and reinsurance undertakings are financially sound and can withstand adverse events in order to protect policyholders and the stability of the financial system as a whole. In addition to quantitative requirements, such as capital requirements (Pillar 1), insurance and reinsurance companies will be required to meet qualitative requirements relating to governance and risk-management (Pillar 2), as well as to regularly disclose information to supervisors and to the public (Pillar 3). WMRe Sirius will be required to comply with Solvency II requirements.  In addition, it is possible that the NAIC could adopt part or all of Solvency II including minimum capital requirements that could be in excess of the current minimum capital requirements for White Mountains’ U.S.-based insurance and reinsurance subsidiaries established by state regulations.  If the NAIC adopted Solvency II including additional capital requirements, White Mountains’ U.S.-based insurance and reinsurance operating subsidiaries businesses and results of operations could be materially impacted.

Bermuda Insurance Regulation

The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), regulates the insurance businesses of WMRe Bermuda, Scandinavian Re, the Bermuda branch of WMRe Sirius and WM Life Re, and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (“BMA”). The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise to operate an insurance business. In addition, the BMA is required by the Insurance Act to determine whether a person who proposes to control 10 percent, 20 percent, 33 percent or 50 percent (as applicable) of the voting powers of a Bermuda registered insurer or its parent company is a fit and proper person to exercise such degree of control.

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

The following table presents the financial strength ratings assigned to White Mountains’ principal insurance and reinsurance operating subsidiaries as of February 25, 2011:

	A.M. Best(1)	Standard & Poor’s(2)	Moody’s(3)	Fitch(4)
OneBeacon
Rating	“A” (Excellent)	“A-” (Strong)	“A2” (Good)	“A” (Strong)
Outlook	Stable	Stable	Negative	Stable
WMRe Sirius
Rating	“A” (Excellent)	“A-” (Strong)	“A3” (Good)	“A-” (Strong)
Outlook	Stable	Stable	Stable	Stable
WMRe America
Rating	“A-” (Excellent)	“A-” (Strong)	“A3” (Good)	“A-” (Strong)
Outlook	Stable	Stable	Stable	Stable
Esurance
Rating	“A-” (Excellent)	No Rating	No Rating	No Rating
Outlook	Stable	N/A	N/A	N/A

(1)          “A” is the third highest and “A-” is the fourth highest of fifteen financial strength ratings assigned by A.M. Best.

(2)          “A-” is the seventh highest of twenty-one financial strength ratings assigned by Standard & Poor’s.

(3)          “A2” is the sixth highest and “A3” is the seventh highest of twenty-one financial strength ratings assigned by Moody’s.

(4)          “A” is the sixth highest and “A-” is the seventh highest of twenty-one financial strength ratings assigned by Fitch.

EMPLOYEES

As of December 31, 2010, White Mountains employed 4,110 persons (consisting of 37 persons at the Company and its intermediate holding companies, 1,500 persons at OneBeacon, 436 persons at White Mountains Re, 2,096 persons at Esurance (including AFI), 31 persons at WM Advisors, and 10 persons at WM Life Re). Management believes that White Mountains has satisfactory relations with its employees.

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

Item 1A.  Risk Factors

The information contained in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “FORWARD-LOOKING STATEMENTS” (page 95) for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements. The Company’s actual future results and trends may differ materially depending on a variety of factors including, but not limited to, the risks and uncertainties discussed below.

Our investment portfolio may suffer reduced returns or losses which could adversely affect our results of operations and financial condition. Adverse changes in interest rates, foreign currency exchange rates, equity markets, debt markets or market volatility could result in significant losses to the fair value of our investment portfolio and could generate significant losses in our life reinsurance business.

Our investment portfolio consists of fixed maturity securities, convertible fixed maturity securities, short-term investments, common equity securities and other long-term investments such as hedge funds and private equities. We invest to maximize after-tax total risk-adjusted return over the long term subject to our investment guidelines and various regulatory restrictions. However, investing entails substantial risks. We cannot assure you that we will achieve our investment objectives, and our investment performance may vary substantially over time. Investment returns are an important part of our strategy to grow book value, and fluctuations in the fixed income or equity markets could impair our results of operations and financial condition. Investments generate both income, consisting primarily of interest earned on fixed maturity investments and dividends earned on equity securities, and realized and unrealized investment gains on securities.

Both the investment income we generate and the fair market value of our investment portfolio are affected by general economic and market conditions, including fluctuations in interest rates, foreign currency exchange rates, debt market levels, equity market levels and market volatility. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we attempt to manage the risks of changes in interest rates, we may not be able to do so. In particular, a significant increase in interest rates could result in significant losses in the fair value of our investment portfolio and, consequently, could have an adverse affect on our results of operations and financial condition. We are exposed to changes in equity markets. Because a portion of our investment portfolio is invested in securities denominated in currencies other than U.S. dollar, the value of our portfolio is sensitive to changes in foreign currency rates. We are also exposed to changes in the volatility levels of various investment markets. The underlying conditions are outside of our control and could adversely affect the value of our investments and our results of operations and financial condition.

Our life reinsurance business has reinsured the risk related to a shortfall between the account value and the guaranteed value that must be paid in respect of certain Japanese variable annuity contracts. We use derivative instruments to mitigate the market risks associated with changes in the fair value of these guarantees.  These derivative instruments include put options, interest rate swaps, total return swaps and futures contracts on major equity indices, currency pairs and government bonds. However, these derivatives may not fully mitigate our exposure to the changes in the fair value of the guarantees.  For example, WM Life Re reported significant losses in 2008 because the increase in the fair value of its liabilities exceeded the increase in the fair value of the related derivative instruments.

The fair value of our life reinsurance contracts and the related derivative instruments is significantly affected by general economic and market conditions such as equity market returns and volatility, interest rate fluctuations and foreign currency exchange rates.  These conditions are outside of our control and could generate significant losses that would adversely affect our results of operations and financial condition.

Unpredictable catastrophic events could adversely affect our results of operations and financial condition.

We write insurance and reinsurance policies that cover losses from catastrophic events. Our policies cover unpredictable natural and other disasters, such as hurricanes, windstorms, earthquakes, floods, fires and explosions. In recent years, the frequency of major weather-related catastrophes has increased. Our exposure to catastrophic damage in the Northeastern United States is the largest single natural risk to our business.  We also have significant exposure to a major earthquake or series of earthquakes in California, the Midwestern United States or Japan and windstorm damage in Northern Europe, the United States Atlantic Coast (i.e., Massachusetts to Florida) and the United States Gulf Coast region (i.e., Florida to Texas). In addition, we are exposed to losses from terrorist attacks, such as the attacks on the United States on September 11, 2001.

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

We manage our exposure to catastrophic losses by limiting the aggregate insured value of policies in geographic areas with exposure to catastrophic events by estimating a PML for many different catastrophe scenarios and by buying reinsurance. To manage and analyze aggregate insured values and PML, we use a variety of tools, including catastrophe modeling software packages. Our estimates of PML are dependent on many variables, including assumptions about the demand surge and storm surge, loss adjustment expenses, insurance-to-value and storm intensity in the aftermath of weather- related catastrophes utilized to model the event, the relationship of the actual event to the modeled event and the quality of data provided to us by ceding companies (in the case of our reinsurance operations). Accordingly, if our assumptions about the variables are incorrect, the losses we might incur from an actual catastrophe could be materially higher than our expectation of losses generated from modeled catastrophe scenarios and our results of operations and financial condition could be materially adversely affected.

We may not maintain favorable financial strength or creditworthiness ratings which could adversely affect our ability to conduct business.

Third-party rating agencies assess and rate the financial strength, including claims-paying ability, of insurers and reinsurers. These ratings are based upon criteria established by the rating agencies and are subject to revision at any time at the sole discretion of the agencies. Some of the criteria relate to general economic conditions and other circumstances outside the rated company’s control. These financial strength ratings are used by policyholders, agents and brokers as an important means of assessing the suitability of insurers and reinsurers as business counterparties and have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. These financial strength ratings do not refer to our ability to meet non-insurance obligations and are not a recommendation to purchase or discontinue any policy or contract issued by us or to buy, hold or sell our securities. The maintenance of an “A-” or better financial strength rating from A.M. Best and/or Standard & Poor’s is particularly important to our ability to write new or renewal business in most markets.  General creditworthiness ratings are used by existing or potential investors to assess the likelihood of repayment on a particular debt issue. The maintenance of an investment grade creditworthiness rating (e.g., “BBB-” or better from Standard & Poor’s and “Baa3” or better from Moody’s) is particularly important to our ability to raise new debt with acceptable terms.  We believe that strong credit worthiness ratings are important factors that provide better financial flexibility when issuing new debt or restructuring existing debt.

Rating agencies periodically evaluate us to confirm that we continue to meet the criteria of the ratings previously assigned to us. See “RATINGS” in Item 1 for a summary of financial strength ratings on our significant insurance and reinsurance subsidiaries. A downgrade, withdrawal or negative watch/outlook of our financial strength ratings could severely limit or prevent our insurance and reinsurance subsidiaries from writing new insurance or reinsurance policies or renewing existing policies, which could have a material adverse effect on our results of operations and financial condition. A downgrade, withdrawal or negative watch/outlook of our creditworthiness ratings could limit our ability to raise new debt or could make new debt more costly and/or have more restrictive conditions.

Additionally, the majority of WMRe America’s assumed reinsurance contracts contain optional cancellation, commutation and/or funding provisions that would be triggered if A.M. Best and/or Standard & Poor’s were to downgrade the financial strength ratings of WMRe America below “A-” or if the surplus of WMRe America were to substantially decrease (generally, in excess of 20%). A client may choose to exercise these rights depending on, among other things, the reasons for such a downgrade, the extent of the downgrade, the prevailing market conditions, the degree of unexpired coverage, and the pricing and availability of replacement reinsurance coverage. We cannot predict in advance how many of our clients would actually exercise such rights but widespread exercise of these options could be materially adverse.

The property and casualty insurance and reinsurance industries are highly competitive and cyclical and we may not be able to compete effectively in the future.

The property and casualty insurance and reinsurance industries are highly competitive and have historically been cyclical, experiencing periods of severe price competition and less selective underwriting standards (“soft markets”) followed by periods of relatively high prices and more selective underwriting standards (“hard markets”). OneBeacon’s businesses each compete against a different subset of companies. In general terms, OneBeacon competes to varying degrees in one or more of its businesses with most of the large multi-line insurance companies, such as ACE Limited, Chartis Insurance, Chubb Group of Insurance Companies, CNA Insurance, Liberty Mutual Insurance Group, Travelers Insurance Group Holdings Inc. and Zurich Financial Services Ltd. OneBeacon also competes with most of the specialty companies, such as Allied World Assurance Company, HCC Insurance Holdings, Inc., Ironshore Inc., Markel Corporation, RLI Corp. and W.R. Berkley Corporation. Lastly, OneBeacon competes in certain of its businesses with various local and regional insurance companies.  White Mountains Re competes with numerous reinsurance companies throughout the world, including Alterra Capital Holdings, Ltd., Arch Capital Group Ltd., Axis Capital Holdings, Ltd., Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., Flagstone Re Holdings SA, General Reinsurance Corporation, Hannover Ruckversicherung AG, Lloyd’s of London, Montpelier Re, Munich Re Group, Odyssey Re Holdings Corporation, Partner Re Ltd., Platinum Underwriters Holdings Ltd., Renaissance Re Holdings Ltd., Scor, Swiss Re Group, Transatlantic Holdings, Inc., Validus Holdings, Ltd. and XL Capital Ltd. Esurance competes with national and regional personal automobile insurance companies, though Esurance’s main competition comes from other direct writers like Progressive, GEICO, and 21st Century. Many of these competitors have greater resources than we do and have established long-term and continuing business relationships throughout the insurance industry, which can be a significant competitive advantage for them.

OneBeacon offers its products through a number of distribution partners, consisting of independent agents, regional and national brokers, wholesalers and MGAs. Many of OneBeacon’s distribution partners offer insurance products sold by other insurance companies in addition to OneBeacon’s insurance products.  We could be adversely affected if these distribution partners place more of their business with other insurance companies as a result of price competition or other factors.    Additionally, OneBeacon’s distribution partners compete with other independent agents, regional and national brokers, wholesalers and MGAs to place insurance products.  We could be adversely affected if OneBeacon’s distribution partners are unable to maintain a competitive position in their respective markets.

The supply of reinsurance is related to prevailing prices, the level of insured losses and the level of industry surplus which, in turn, may fluctuate in response to changes in rates of return earned in the reinsurance industry. As a result, the reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excess underwriting capacity as well as periods when shortages of capacity permitted favorable premium rate levels. For example, the industry experienced a soft casualty market of lower prices and less favorable terms from 1997 to 2001 during which profitability suffered while the losses incurred from the 2005 U.S. hurricanes triggered price increases. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers significantly affect the reinsurance industry cycle. Soft insurance markets could lead to a significant reduction in premium rates, less favorable contract terms, fewer submissions for our underwriting capacity and potential regulatory response.

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

We are required to maintain adequate reserves to cover our estimated ultimate liabilities for loss and loss adjustment expenses. Loss and LAE reserves are typically comprised of (1) case reserves for claims reported and (2) IBNR reserves for losses that have occurred but for which claims have not yet been reported which include a provision for expected future development on case reserves. These reserves are estimates based on actuarial, claims and underwriting assessments of what we believe the settlement and administration of claims will cost based on facts and circumstances then known to us. Because of the uncertainties that surround estimating ultimate loss and LAE reserves, we cannot be certain that our reserves are adequate and actual claims and claim expenses paid might exceed our reserves due to the uncertainties that surround estimating loss and LAE reserves. If we determine in the future that our reserves are insufficient to cover our actual losses and LAE, we would have to add to our reserves, which could have a material adverse effect on our results of operations and financial condition.  For example, in 2008 WMRe America increased reserves by $181 million related to adverse loss development from its casualty reinsurance book.

For further discussion of our loss and LAE reserves, including our asbestos and environmental reserves, see Item 7 - “CRITICAL ACCOUNTING ESTIMATES - Loss and Loss Adjustment Expenses”.

We may not be able to successfully alleviate risk through reinsurance and retrocessional arrangements. Additionally, we may not be able to collect all amounts due from our reinsurers under our existing reinsurance and retrocessional arrangements.

We attempt to limit our risk of loss through reinsurance and retrocessional arrangements. Retrocessional arrangements refer to reinsurance purchased by a reinsurer to cover its own risks assumed from ceding companies. The availability and cost of reinsurance and retrocessional protection is subject to market conditions, which are outside of our control. In addition, the coverage under our reinsurance and retrocessional arrangements may be inadequate to cover our future liabilities. As a result, we may not be able to successfully alleviate risk through these arrangements, which could have a material adverse effect on our results of operations and financial condition.

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

Our reinsurance operations are largely dependent upon ceding companies’ evaluation of risk.

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

White Mountains Re conducts a significant portion of its business outside of the United States. As a result, a significant portion of our assets, liabilities, revenues and expenses are denominated in currencies other than the U.S. dollar and are therefore subject to foreign currency risk. Our foreign currency risk cannot be eliminated entirely and significant changes in foreign exchange rates may adversely affect our results of operations and financial condition.

Our foreign operations are also subject to legal, political and operational risks that may be greater than those present in the United States. As a result, our operations at these foreign locations could be temporarily or permanently disrupted.

Our debt, preferred stock and related service obligations could adversely affect our business.

As of December 31, 2010, we had approximately $820 million face value of indebtedness and $250 million face value of non-cumulative perpetual preference shares outstanding.

Our ability to meet our debt, preferred stock and related service obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which are beyond our control. We are also subject to restrictive financial covenants contained in our revolving credit facility that require us to maintain specified financial ratios and to satisfy financial condition tests.  These covenants can restrict us in several ways, including our ability to incur additional indebtedness.  A breach of these covenants could result in an event of default under our revolving credit facility which would allow lenders to declare any amounts owed under the revolving credit facility to be immediately due and payable. A failure to pay principal and interest on our revolving credit facility in excess of $25 million could trigger cross acceleration provisions contained in the indenture of the OBH Senior Notes.  A failure to pay principal and interest on the OBH Senior Notes or the WMRe Senior Notes could trigger a cross acceleration provision on our revolving credit facility.  If we do not have enough cash to repay accelerated debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more cash or sell equity. We cannot assure you that we will be able to accomplish any of these alternatives on terms acceptable to us, if at all.

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

Our top tier regulated insurance and reinsurance operating subsidiaries have the ability to pay approximately $600 million of dividends without prior approval of regulatory authorities during 2011.  At December 31, 2010, the Company and its intermediate holding companies had approximately $338 million of net unrestricted cash, short-term investments and fixed maturity investments and approximately $119 million of common equity securities and other long-term investments outside of its regulated insurance and reinsurance operating subsidiaries and $475 million available to be drawn from its revolving credit facility.  In addition, At December 31, 2010: OneBeacon Ltd. and its intermediate holding companies had approximately $372 million of net unrestricted cash, short-term investments and fixed maturity investments outside of its regulated and unregulated insurance operating subsidiaries; White Mountains Re and its intermediate holding companies had $78 million of net unrestricted cash, short-term investments and fixed maturity investments and $16 million of other long-term investments outside of WMRe America and WMRe Sirius; and Esurance had $14 million of net unrestricted cash, short-term investments and fixed maturity investments outside of Esurance Insurance Company and AFI. See Item 7 - “LIQUIDITY AND CAPITAL RESOURCES — Dividend Capacity”. Management believes that our cash balances, cash flows from operations and cash flows from investments are adequate to meet expected cash requirements for the foreseeable future on both a holding company and operating subsidiary level. However, if our insurance and reinsurance subsidiaries cannot pay dividends in future periods or if we contribute additional funds to fulfill our obligations under our life reinsurance contracts, we may have difficulty servicing our debt, paying dividends on our common and preferred shares and meeting our holding company expenses. For additional information relating to insurance and reinsurance regulations governing our operations, see “Regulation.”

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

As industry practices and legal, judicial, social and other conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our results of operations and financial condition by either extending coverage beyond our underwriting intent or by increasing the number and size of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance and reinsurance contracts that are affected by the changes.

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

In addition, the Dodd-Frank Act, which was enacted in July 2010, created the Federal Insurance Office (the “FIO”) within the Treasury Department.  The FIO is responsible for gathering information and monitoring the insurance industry to identify gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or U.S. financial system.  The FIO also has the authority to recommend changes to state insurance laws and regulations. We cannot predict whether the FIO will recommend any such changes, whether any states will adopt any such changes, or what effect such changes may have on our insurance operations.

Our non-U.S. reinsurance companies are subject to foreign regulations, including Solvency II which will be effective January 1, 2013 and will regulate insurance firms that operate in the European Union.  Solvency II was enacted to reduce the risk that insurers would not be able to pay claims to policyholders as well as promote financial stability through minimum capital requirements as well as other requirements for the governance and risk management of insurers and the supervision of insurers.  We cannot predict what regulations will be adopted to implement Solvency II nor the impact of such regulation upon our non-U.S. reinsurers.  In addition, it is possible that the NAIC could adopt part or all of Solvency II including minimum capital requirements that could be in excess of our current minimum capital requirements established by state regulations.  If the NAIC adopted Solvency II including additional capital requirements, our business and results of operations could be materially impacted.

We could be subject to litigation, regulatory enforcement action and damage to our reputation if confidential personally identifiable information is mishandled or stolen.

Our operating entities, particularly OneBeacon, Esurance and AFI, collect and store personally identifiable information from consumers.  If our data security measures fail and personally identifiable information is mishandled or stolen, we could be subject to litigation and regulatory enforcement action.  Further, such a failure could damage our reputation, which could have an adverse effect on our business, results of operations and financial condition.

We have surety bonds in Latin America and write credit and bond reinsurance that could expose us to an economic downturn, or changes to the regulatory or legal environment, in certain countries and regions as a whole.

White Mountains Re, through WMRe America, has run-off operations that include a material amount of Latin American facultative surety exposure (our “Surety Book”). Surety bonding describes a class of business where insurance companies guarantee various contractual commitments assumed by contractors and other businesses. The majority of WMRe America’s Surety Book is comprised of performance, advanced payment, payment and maintenance bonds, which is insurance obtained by service providers, such as construction firms, to protect against their failure to complete service engagements according to contractual terms. As of December 31, 2010, the maximum certificate or bonding value in our Surety Book (a measurement which does not factor in the percentage to completion of any of the projects supported by the bonds) was approximately $318 million. Approximately 92% of our Surety Book is represented by contracts in Colombia and 6% is represented in Brazil. While our Surety Book is comprised of a large number of contracts with relatively small individual exposures, a severe economic downturn that adversely affects the capital supply or business environment in Colombia or Brazil individually, or Latin America generally, or a significant shift in the regulatory or legal environments governing access to collateral in these markets, could have a material adverse effect on our results of operations and financial condition. In the event current recessionary pressures increase or continue over time, it is possible that certain South American countries could experience significant economic downturn that could affect the risks in White Mountains Re’s Surety Book.

In addition, White Mountains Re, through WMRe Sirius, writes trade credit and bond reinsurance, mostly on companies with worldwide operations. Most debtors are based in Europe, representing approximately 65% of White Mountains Re’s exposure. The bulk of the business is traditional short term commercial credit insurance, covering pre-agreed domestic and export sales of goods and services with typical coverage periods of 60 to 120 days. Losses under these policies (protection of undisputed debts against declared insolvency and protracted default) are closely correlated to reductions in a respective country’s gross national product. As such, a recession that occurs in a relatively short period of time and impacts multiple countries could result in higher than expected losses. As of December 31, 2010, White Mountains Re’s contractual loss exposure for this business is approximately $2.0 billion. However, because of the short-term nature of this business, ceding companies can actively adjust credit exposures and substantially mitigate the effect of an economic crisis or a major bankruptcy. The exposure estimate described above does not reflect any positive impact from dynamic limit management nor does it include credit for recoveries.

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

We have a deferred tax asset of $160 million (net of a valuation allowance of $110 million) related to net operating loss carryforwards, capital loss carryforwards and tax credit carryforwards at December 31, 2010 that are subject to carryforward limitations in the United States.  We also have a deferred tax asset of $165 million (net of a valuation allowance of $380 million) related to net operating loss carryforwards in Luxembourg that are not subject to limitation at December 31, 2010. The loss carryforwards in Luxembourg primarily relate to tax deductible write-downs in 2007 and 2008 of investments in U.S. subsidiaries held by Luxembourg subsidiaries. Utilization of these assets and other assets included in our worldwide net deferred tax asset of $127 million (net of a valuation allowance of $484 million) is dependent on generating sufficient future taxable income of the appropriate character (i.e., ordinary income or capital gains) in the appropriate jurisdiction. If it is determined that it is more likely than not that sufficient future taxable income will not be generated, we would be required to increase the valuation allowance in future periods, which would have an adverse effect on our results of operations and financial condition.

We may become subject to taxes in Bermuda after 2016.

We have received a standard assurance from the Bermuda Minister of Finance, under Bermuda’s Exempted Undertakings Tax Protection Act 1966, that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate, duty or inheritance tax, then the imposition of any such tax will not be applicable to us or to any of our operations or our shares, debentures or other obligations until March 28, 2016. Given the limited duration of the Minister of Finance’s assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016. In the event that we become subject to any Bermuda tax after such date, it could have a material adverse effect on our results of operations and financial condition.

Changes in tax laws or tax treaties may cause more of the income of certain non-U.S. companies in our group to become subject to taxes in the United States.

The taxable income of our U.S. subsidiaries is subject to U.S. federal, state and local income tax and other taxes. The income of the non-U.S. companies in our group is generally subject to a lower effective tax rate than that imposed by the United States. Certain of our non-U.S. companies are eligible for the benefits of tax treaties between the United States and other countries. We believe our non-U.S. companies will continue to be eligible for treaty benefits. However, it is possible that factual changes or changes to U.S. tax laws or changes to tax treaties that presently apply to our non-U.S. companies could increase income, or the tax rate on income, subject to tax in the United States.  Similarly, changes to the applicable tax laws, treaties or regulations of other countries could subject the income of members of our group to higher rates of tax outside the United States.  For example, legislation has been introduced to Congress to amend the Internal Revenue Code of 1986 to disallow the deduction for excess non-taxed reinsurance premiums with respect to United States risks paid to affiliates.

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

OneBeacon Ltd.’s headquarters are located in Hamilton, Bermuda and its United States corporate headquarters and principal executive office is located in Minnetonka, Minnesota. OneBeacon also maintains branch offices in various cities throughout the United States.

White Mountains Re Ltd.’s headquarters are located in Hamilton, Bermuda and its principal executive office is located in New York, New York. WMRe America is headquartered in New York, New York with various branch offices in the United States and in Toronto, Canada. WMRe Sirius is headquartered in Stockholm, Sweden with various branch offices in Europe, Australia, Asia and Bermuda. Esurance is headquartered in San Francisco, California with various offices throughout the United States. AFI is headquartered in Encino, California with operations in Oak Ridge, Tennessee.

The Company’s headquarters, registered office, principal executive office, and corporate accounting, reporting and compliance offices are leased.   White Mountains owns its investment and corporate finance office in Connecticut. WMRe Sirius’ home office in Sweden and substantially all of its branch offices are leased. WMRe America’s home office and its branch offices are leased as well. OneBeacon owns a building in Canton, Massachusetts that houses its corporate and other shared services functions, while its principal executive office and branch offices are leased. Esurance’s and AFI’s home office and their branch offices are leased. Management considers its office facilities suitable and adequate for its current level of operations.

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

Scandinavian Re

On August 19, 2009, the arbitration panel hearing the arbitration proceeding between Scandinavian Re and St. Paul Fire & Marine Insurance Company, et. al. (“St. Paul”) issued a final decision.  This arbitration related to a dispute over a multi-year Retrocessional Casualty Aggregate Stop Loss Agreement (“Agreement”) concerning certain classes of casualty reinsurance written by St. Paul during the 1999-2001 underwriting years. Scandinavian Re had argued that the Agreement should be reformed or rescinded. The final decision stated, among other things, that the Agreement is valid and enforceable and shall be applied based on the written terms of the Agreement.  The decision did not have a material effect on White Mountains’ financial condition.

On November 16, 2009, Scandinavian Re filed a motion to vacate the arbitration award in federal court in the Southern District of New York. On February 23, 2010, the court issued an order granting Scandinavian Re’s motion to vacate the arbitration award. The matter has been remanded for arbitration in front of a new panel of arbitrators. The judge vacated all rulings made by the first panel and required St. Paul to return to Scandinavian Re any monies paid over to it since September 26, 2007 so as to put the parties back in the same position that they were as of the day that St. Paul demanded arbitration. On March 15, 2010, St. Paul filed a notice of appeal with the 2nd Circuit Court of Appeals and posted a supersedeas bond, which stays enforcement of the district court’s order. The briefing and the oral argument have been completed, and the parties are awaiting the ruling of the 2nd Circuit Court of Appeals.

Executive Officers of the Registrant and its Subsidiaries (As of February 28, 2011)

Name	Position	Age	Executive officer since
Raymond Barrette	Chairman and CEO	60	2007
Reid T. Campbell	Managing Director of White Mountains Capital, Inc.	43	2007
David T. Foy	Executive Vice President and Chief Financial Officer	44	2003
T. Michael Miller	President and CEO of OneBeacon Ltd.	52	2005
J. Brian Palmer	Vice President and Chief Accounting Officer	38	2001
G. Manning Rountree	Managing Director of White Mountains Capital, Inc. and President of WM Advisors	38	2009
Robert L. Seelig	Managing Director and General Counsel	42	2002
Gary C. Tolman	President and CEO of Esurance Holdings, Inc. (“EHI”)	59	2005
Allan L. Waters	President and CEO of White Mountains Re Ltd.	53	2007

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

Mr. Rountree is a Managing Director of White Mountains Capital, Inc. and President of WM Advisors.  He joined White Mountains in 2004.  Prior to joining White Mountains, Mr. Rountree worked with both Putnam Investments and McKinsey & Company.

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

Mr. Waters was appointed President and CEO of White Mountains Re Ltd. in March 2007. Mr. Waters served as a director of White Mountains from 2003 to 2004 and was re-elected as a director in November 2005.  From 1998 to 2007, Mr. Waters was the founder and Managing Member of Mulherrin Capital Advisors, LLC. Mr. Waters formerly served as Senior Vice President and Chief Financial Officer of White Mountains from 1993 to 1998, and originally joined the Company in 1985.

PART II

Item 5.  Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

White Mountains’ common shares are listed on the New York Stock Exchange (symbol “WTM”) and the Bermuda Stock Exchange (symbol “WTM-BH”). As of February 17, 2011, there were 353 registered holders of White Mountains common shares, par value $1.00 per share. The quarterly range of the high and low sales price for common shares during 2010 and 2009 is presented below:

	2010		2009
Quarter ended:	High	Low	High	Low
December 31	$338.65	$307.29	$340.00	$294.82
September 30	333.88	294.91	318.32	218.80
June 30	363.37	306.01	229.90	168.04
March 31	359.18	314.17	288.35	146.10

For information on securities authorized for issuance under the Company’s equity compensation plans, see “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

The following graph shows the five-year cumulative total return for a shareholder who invested $100 in common shares as of January 1, 2006, assuming re-investment of dividends. Cumulative returns for the five-year period ended December 31, 2010 are also shown for the Standard & Poor’s 500 Stocks (Property & Casualty) Capitalization Weighted Index (“S&P P&C”) and the Standard & Poor’s 500 Stocks Capitalization Weighted Index (“S&P 500”) for comparison.

Purchases of Equity Securities by the Company

The following table provides information regarding common shares repurchased by the Company during the fourth quarter of 2010:

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
October 1 - 31, 2010	53,693	$315.10	53,693	588,643
November 1 – 30, 2010	45,507	$319.96	45,507	543,136
December 1 – 31, 2010	47,961	$324.97	41,124	502,012
Total	147,161	$319.82	140,324	502,012

(1)          On November 17, 2006, White Mountains’ board of directors authorized the Company to repurchase up to 1 million of its common shares, from time to time, subject to market conditions.  On August 26, 2010, White Mountains’ board of directors authorized the Company to repurchase up to an additional 600,000 common shares.   Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorization does not have a stated expiration. During 2010, the Company repurchased 677,125 common shares for $220 million. Since the inception of the program through December 31, 2010, the Company has repurchased 1,097,736 common shares for $423 million.

Item 6.  Selected Financial Data

Selected consolidated income statement data and ending balance sheet data for each of the five years ended through December 31, 2010, follows:

	Year Ended December 31,
$ in millions, except share and per share amounts	2010	2009	2008	2007	2006
Income Statement Data:
Revenues(a)(b)	$3,571	$4,427	$2,946	$4,726	$4,788
Expenses	3,420	3,663	4,084	4,041	4,058
Pre-tax income (loss)(a)(b)	151	764	(1,138)	685	730
Income tax (expense) benefit	(21)	(209)	499	(210)	(99)
Noncontrolling interest	(53)	(109)	74	(97)	(16)
Equity in earnings of unconsolidated affiliates	10	24	6	29	37
Net income (loss) before extraordinary items	87	470	(559)	407	652
Extraordinary gains(c)	—	—	4	—	21
Net income (loss)	$87	$470	$(555)	$407	$673
Net income (loss) before extraordinary items per share:
Basic	$10.12	$53.11	$(54.68)	$37.77	$60.46
Diluted	10.12	53.10	(54.68)	37.73	60.33
Balance Sheet Data:
Total assets	$14,534	$15,443	$15,896	$19,083	$19,444
Debt(d)	819	1,051	1,362	1,193	1,107
Mandatorily redeemable preferred stock of subsidiaries	—	—	—	278	262
Noncontrolling interest—OneBeacon Ltd(b)	295	351	284	517	491
Noncontrolling interest—WMRe Preference Shares(e)	250	250	250	250	—
Noncontrolling interest—consolidated limited partnerships	63	83	80	121	131
White Mountains’ common shareholders’ equity	3,653	3,657	2,899	4,713	4,455
Book value per share(f)	$445.76	$412.73	$328.97	$446.83	$408.62
Adjusted book value per share(g)	$440.59	$416.52	$353.07	$447.36	$409.01
Share Data:
Cash dividends paid per common share	$1.00	$1.00	$4.00	$8.00	$8.00
Ending common shares (000’s)(h)	8,195	8,860	8,809	10,554	10,783
Ending equivalent common shares (000’s)(i)	(37)	(57)	(37)	(37)	29
Ending common and equivalent common shares (000’s)	8,158	8,803	8,772	10,517	10,812

(a)          Effective January 1, 2008, White Mountains adopted ASC 825 and elected to record the changes in unrealized gains and losses from nearly all of its investment portfolio in net income. In prior periods, these changes have been included in other comprehensive income. Accordingly, total revenues and pre-tax income (loss) for periods prior to 2008 are not directly comparable to such measures for all other periods presented above.

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

(d)         During 2010, OneBeacon repurchased $187 face value of the OBH Senior Notes. At December 31, 2008, White Mountains had $200 outstanding under its credit facility, which was repaid during 2009. During 2007, White Mountains Re issued the $400 WMRe Senior Notes, a portion of the proceeds of which were used to repay the borrowings under White Mountains’ credit facility. At December 31, 2006, White Mountains had $320 outstanding under its credit facility.

(e)          In May 2007, WMRe Group, issued $250 non-cumulative perpetual preference shares.

(f)            Includes the dilutive effects of outstanding incentive options to acquire common shares (“Options”). Non-qualified options were not included in the diluted earnings per share denominator as their inclusion would be anti-dilutive for the periods presented.

(g)         Adjusted book value per share is a non-GAAP measure which is derived by expanding the GAAP book value per share calculation to include the effects of assumed conversion of all in-the-money convertible securities and to exclude the net unrealized gains (losses) from Symetra’s fixed maturity portfolio. See the reconciliation of adjusted book value per share to book value per share on page 45.

(h)         During 2008, Berkshire exchanged 1,634,921 of the Company’s common shares for a combination of cash and assets. During 2010, 2008 and 2007, the Company repurchased and retired 677,125, 129,770 and 290,841 common shares, respectively, under its share repurchase program.

(i)             Includes outstanding Options to acquire common shares, when applicable. In addition, for periods subsequent to December 31, 2006, the number of common shares outstanding used in the calculation of adjusted book value per share is adjusted to exclude unearned shares of restricted stock, the compensation of which, at the date of calculation, has yet to be amortized.

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

The following discussion also includes five non-GAAP financial measures, adjusted comprehensive income, adjusted book value per share, adjusted capital, and Esurance’s adjusted expense ratio and adjusted combined ratio, that have been reconciled to their most comparable GAAP financial measures (see page 68). White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ financial performance and condition.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

Overview—Year Ended December 31, 2010 versus Year Ended December 31, 2009

White Mountains ended 2010 with an adjusted book value per share of $441, an increase of 6%, including dividends, from December 31, 2009. White Mountains reported adjusted comprehensive income of $141 million in 2010 compared to adjusted comprehensive income of $560 million in 2009.  The increase in adjusted book value per share in 2010 was driven by decent investment and underwriting results and share repurchases, offset somewhat by losses at WM Life Re from reduced surrender assumptions.  White Mountains’ investment return was 5.0% in 2010, an acceptable result given the conservative positioning of the portfolio.  Underwriting results for 2010 were solid but worse than 2009, as OneBeacon’s underwriting results were adversely impacted by losses in businesses it recently exited, while White Mountains Re was adversely impacted by large catastrophe losses, principally from the Chile earthquake in February 2010.  Share repurchases increased adjusted book value per share by $7 in 2010.

OneBeacon ended 2010 with a book value per share of $13.02, an increase of 9%, including dividends, from December 31, 2009.  OneBeacon’s total GAAP combined ratio was 101% for 2010 compared to 94% for 2009, while its specialty insurance combined ratio was 94% for 2010 compared to 83% in 2009.  The increase in OneBeacon’s total GAAP combined ratio was primarily due to large loss activity and catastrophe losses experienced earlier in the year, particularly in recently exited personal lines and non-specialty commercial lines. OneBeacon’s 2010 specialty insurance combined ratio also had 6 fewer points of favorable reserve development than in 2009.  White Mountains Re reported a GAAP combined ratio of 94% in 2010 compared to 80% in 2009.  This increase was principally due to increased catastrophe losses in 2010, which were 16 points higher than in 2009.  Esurance reported an adjusted combined ratio of 103% in both 2010 and 2009. Esurance’s results for 2010 were negatively impacted by poor results in Florida, offset by improved results in other states and higher favorable reserve development.

Total net written premiums decreased 16% to $2,938 million in 2010 from $3,492 million in 2009, primarily due to lower net written premiums at OneBeacon, partially offset by increases at White Mountains Re and Esurance.  OneBeacon’s net written premiums decreased 35% to $1,236 million in 2010, reflecting the Commercial Lines Transaction beginning with January 1, 2010 renewals and the Personal Lines Transaction in July 2010. OneBeacon’s specialty insurance premiums increased 4% in 2010 to $988 million.  White Mountains Re’s net written premiums increased 7% in 2010 to $866 million, due mainly to increases in the trade credit and accident & health lines and the effects of foreign currency translation.  Esurance’s net written premiums increased 7% in 2010 to $836 million, mainly due to improved policyholder conversion and retention.

Overview—Year Ended December 31, 2009 versus Year Ended December 31, 2008

White Mountains ended 2009 with an adjusted book value per share of $417, an increase of 18%, including dividends, from December 31, 2008. White Mountains reported adjusted comprehensive income of $560 million in 2009 compared to adjusted comprehensive loss of $749 million in 2008. The 2009 results were driven primarily by strong investment results, foreign currency gains, improved underwriting results and favorable weather, as compared to the 2008 results, which experienced significant investment and foreign currency losses.

OneBeacon ended 2009 with a book value per share of $15.03, an increase of 31%, including dividends, from December 31, 2008. OneBeacon’s 2009 results include pre-tax proceeds of $23 million, reflected in other revenues, from the Commercial Lines Transaction that was completed during the fourth quarter. OneBeacon reported a GAAP combined ratio of 94% for 2009 compared to 95% for 2008.  The decrease in OneBeacon’s combined ratio was primarily due to lower catastrophe losses and slightly higher favorable loss reserve development, somewhat offset by higher expenses in 2009, including increased incentive compensation costs and severance and other costs associated with the Commercial Lines Transaction. White Mountains Re reported a GAAP combined ratio of 80% in 2009 compared to 106% in 2008.  This decrease was principally due to lower catastrophe losses, 3 points of favorable loss reserve development in 2009 compared to 8 points of unfavorable loss reserve development in 2008 and improved accident year results.  Esurance reported an adjusted combined ratio of 103% in 2009 compared to 105% in 2008. This decrease was mostly due to improvements in the loss and LAE ratio, which was 74% in 2009 compared to 77% for 2008. Results were affected by lower frequencies in the first half of the year, partially offset by higher frequencies in the second half due to weather-related losses and increased driving. White Mountains’ investment portfolio produced a total return of 9.4% in 2009, driven by an 18% return on its corporate bond portfolio.

Total net written premiums decreased 6% to $3,492 million in 2009 from $3,718 million in 2008, as all three of White Mountains’ segments experienced lower written premiums in 2009.  OneBeacon’s net written premiums decreased 3% to $1,907 million in 2009, as a 13% increase in specialty lines was more than offset by an 18% decrease in personal lines and an 11% decrease in non-specialty commercial lines business, which was subject to the Commercial Lines Transaction.  White Mountains Re’s net written premiums decreased 13% to $807 million in 2009 from $931 million in 2008, due mainly to reductions in U.S. casualty writings, reductions in property catastrophe excess writings, additional reinsurance purchased on the credit line of business, and the effects of foreign currency translation.  Esurance’s net written premiums decreased 5% in 2009 to $779 million, compared to $823 million in 2008, mainly due to the impact of selective rate adjustments. Despite the decreased premiums at Esurance, new policy sales increased 6% in 2009 compared to 2008. Most of the increase in new policy sales occurred in the second half of the year, as Esurance converted more shoppers into customers.

Adjusted Book Value Per Share

The following table presents White Mountains’ adjusted book value per share, a non-GAAP financial measure, for the years ended December 31, 2010, 2009 and 2008 and reconciles this non-GAAP measure to the most comparable GAAP measure (See NON-GAAP FINANCIAL MEASURES on page 68):

	December 31,
	2010	2009	2008
Book value per share numerators (in millions):

White Mountains’ common shareholders’ equity	$3,653.0	$3,657.4	$2,898.8
Benefits to be received from share obligations under employee benefit plans(1)	—	.4	1.1
Book value per share numerator	3,653.0	3,657.8	2,899.9
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	(58.5)	9.0	197.3
Adjusted book value per share numerator	$3,594.5	$3,666.8	$3,097.2
Book value per share denominators (in thousands of shares):

Common shares outstanding	8,194.9	8,860.2	8,808.8
Share obligations under employee benefit plans(1)	—	2.4	6.0
Book value per share denominator	8,194.9	8,862.6	8,814.8
Unearned restricted shares	(36.5)	(59.1)	(42.6)
Adjusted book value per share denominator	8,158.4	8,803.5	8,772.2
Book value per share	$445.76	$412.73	$328.97
Adjusted book value per share	$440.59	$416.52	$353.07

(1) Assumes conversion of in-the-money stock options

Review of Consolidated Results

A summary of White Mountains’ consolidated financial results for the years ended December 31, 2010, 2009 and 2008 follows:

	Year Ended December 31,
Millions	2010	2009	2008
Gross written premiums	$3,554.3	$3,897.6	$4,116.5
Net written premiums	$2,937.7	$3,492.0	$3,717.6
Revenues
Earned insurance and reinsurance premiums	$3,162.4	$3,600.4	$3,710.0
Net investment income	228.5	272.4	410.3
Net realized and unrealized investment gains (losses)	95.9	384.6	(1,107.1)
Other revenue	84.3	169.1	(67.8)
Total revenues	3,571.1	4,426.5	2,945.4
Expenses
Losses and LAE	2,068.0	2,119.1	2,506.4
Insurance and reinsurance acquisition expenses	670.8	717.3	745.2
Other underwriting expenses	420.8	505.3	466.6
General and administrative expenses	182.9	220.3	217.2
Amortization of AFI purchase accounting adjustments	12.3	17.5	16.0
Accretion of fair value adjustment to loss and LAE reserves	8.5	12.2	16.9
Interest expense—debt	57.3	70.8	82.1
Interest expense—dividends and accretion on preferred stock	—	—	33.4
Total expenses	3,420.6	3,662.5	4,083.8
Pre-tax income (loss)	150.5	764.0	(1,138.4)
Income tax (expense) benefit	(20.9)	(208.8)	498.7
Equity in earnings of unconsolidated affiliates	9.9	24.3	5.8
Excess of fair value of acquired net assets over cost	—	—	4.2
Net income (loss)	139.5	579.5	(629.7)
Net (income) loss attributable to noncontrolling interests	(53.0)	(109.5)	74.4
Net income (loss) attributable to White Mountains’ common shareholders	86.5	470.0	(555.3)
Change in equity in net unrealized gains (losses) from investments in unconsolidated affiliates	73.5	192.4	(193.0)
Change in foreign currency translation and other	56.1	92.1	(198.8)
Comprehensive income (loss)	216.1	754.5	(947.1)
Comprehensive (income) loss attributable to noncontrolling interests	(1.7)	(3.7)	6.3
Comprehensive income (loss) attributable to White Mountains’ common shareholders	214.4	750.8	(940.8)
Change in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	(73.5)	(191.3)	191.7
Adjusted comprehensive income (loss)	$140.9	$559.5	$(749.1)

Consolidated Results—Year Ended December 31, 2010 versus Year Ended December 31, 2009

White Mountains’ total revenues decreased 19% to $3,571 million in 2010 compared to $4,427 million in 2009, primarily due to lower net investment gains and lower earned premiums due to the Commercial and Personal Lines Transactions.  White Mountains reported net realized and unrealized investment gains of $96 million in 2010 compared to $385 million in 2009. Earned premiums decreased 12% in 2010 compared to 2009 as decreases at OneBeacon and White Mountains Re were partially offset by an increase at Esurance.  Net investment income was down 16% to $229 million in 2010, due primarily to lower fixed maturity yields and a reduction in invested assets from the Personal Lines Transaction, including a shift to lower yielding short-term investments during the first six months of 2010 in preparation for the sale, the OBH Senior Notes repurchases at OneBeacon and share repurchases.  Other revenues decreased to $84 million in 2010 from $169 million in 2009, primarily due to a $44 million decrease in foreign currency translation gains at White Mountains Re and a $39 million decrease related to the deconsolidation of Tuckerman Fund II effective January 1, 2010, partially offset by a $13 million gain from White Mountains Re’s acquisition of Central National.  Other revenues included $23 million of foreign currency translation gains at White Mountains Re in 2010 compared to $67 million in 2009.

White Mountains’ total expenses decreased 7% to $3,421 million in 2010 compared to $3,663 million in 2009. Losses and LAE expenses decreased $51 million, or 2%, as decreases from the Commercial and Personal Lines Transactions were partially offset by a $170 million increase in catastrophe losses. Other underwriting expenses decreased $85 million, or 17%, due primarily to the Commercial and Personal Lines Transactions.  General and administrative expenses decreased 17% to $183 million in 2010 compared to $220 million in 2009, primarily due to a $38 million decrease related to the deconsolidation of Tuckerman Fund II effective January 1, 2010. Interest expense on debt decreased 19% to $57 million in 2010 compared to $71 million in 2009, primarily due to reductions of outstanding debt resulting from repurchases of OBH Senior Notes and the full repayment of the Sierra Note and the Atlantic Specialty Note.

Consolidated Results—Year Ended December 31, 2009 versus Year Ended December 31, 2008

White Mountains’ total revenues increased 50% to $4,427 million in 2009 compared to $2,945 million in 2008, primarily due to significant net unrealized and realized investment gains and foreign currency gains in other revenues in 2009 compared to significant losses from these sources in 2008. White Mountains reported net realized and unrealized investment gains of $385 million in 2009 compared to $1,107 million of net realized and unrealized investment losses in 2008. Earned premiums decreased 3% in 2009 compared to 2008, as all three of White Mountains’ segments experienced lower earned premiums. Net investment income decreased 34% to $272 million in 2009 compared to $410 million in 2008, due to lower overall portfolio yields, shifts in portfolio mix to lower risk, lower yield investments and a decrease in the overall invested asset base. Other revenues increased by $237 million to $169 million in 2009, due mainly to the net effect of the change in the fair value of WM Life Re’s variable annuity liabilities and the fair value of the related derivative contracts, which reduced other revenues by $81 million in 2009 compared to $194 million in 2008. Other revenues also included $67 million of foreign currency translation gains at White Mountains Re in 2009 compared to $59 million of foreign currency translation losses reported in 2008, as well as an $11 million gain from an increase in the value of White Mountains’ investment in Symetra warrants during 2009 compared to a decrease of $50 million in 2008, which was due to a significant decline in public equity valuations in the life insurance sector.

White Mountains’ total expenses decreased 10% to $3,663 million in 2009 compared to $4,084 million in 2008. Losses and LAE expenses decreased $387 million, or 15%, due primarily to $122 million of net favorable loss reserve development in 2009 compared to $21 million of net adverse loss reserve development in 2008 and to lower catastrophe losses at White Mountains Re, which reported $57 million of catastrophe losses in 2009 compared to $156 million in 2008. General and administrative expenses increased to $220 million in 2009 from $217 million in 2008 as an increase in incentive compensation expenses was partially offset by a decrease in expenses from consolidated limited partnerships. Interest expense on debt decreased 14% to $71 million in 2009 compared to $82 million in 2008, primarily due to reductions of outstanding debt resulting from the full repayment of the WTM Bank Facility and the Mortgage Note at OneBeacon and repurchases of OBH Senior Notes.

Income Taxes

The Company and its Bermuda domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law.  In the event there is a change in the current law such that taxes are imposed, the Company and its Bermuda domiciled subsidiaries would be exempt from such tax until March 28, 2016, pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966. The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate.  The jurisdictions in which the Company’s subsidiaries and branches are subject to tax are Australia, Belgium, Canada, Germany, Gibraltar, Luxembourg, the Netherlands, Singapore, Sweden, Switzerland, the United Kingdom and the United States.

The income tax expense (benefit) related to pre-tax income (loss) for 2010, 2009 and 2008 represented an effective tax rate of 13.9%, 27.3% and (43.8)%, respectively. White Mountains’ effective tax rates for 2010 and 2009 were lower than the U.S. statutory rate of 35% due primarily to income generated in jurisdictions other than the United States. White Mountains’ effective tax rate for 2008 generated a higher benefit than the U.S. statutory tax rate of 35% due primarily to a $162 million tax benefit from the release of a valuation allowance against a deferred tax asset in a Luxembourg-domiciled, wholly owned subsidiary, White Mountains International S.à r.l. (“WMI”). WMI had built up substantial net operating loss carryforwards (“NOLs”) that had a full valuation allowance in periods prior to the fourth quarter of 2008 because there was no expected future taxable income at WMI to utilize them. The loss carryforwards at WMI primarily relate to tax deductible write-downs in 2007 and 2008 of investments in U.S. subsidiaries held by WMI.

White Mountains Re partially finances its operations with internal debt instruments.  During the fourth quarter of 2008, Sweden enacted tax legislation that limits the deductibility of interest paid to a noteholder in a low tax jurisdiction. Due to uncertainty regarding the application of the new legislation, the deductibility of interest expense on a series of internal debt instruments issued by SIHAB (the “SIHAB Notes”) became at risk.  The SIHAB Notes, which were previously held in a company with a low effective tax rate, were transferred to WMI, which, absent the benefit of the deferred tax asset, has an effective tax rate of 28.8%, in order to preserve the economic value of the internal capital structure by maintaining the deductibility of the interest on the SIHAB Notes in Sweden.  Because the restructuring created a stream of expected future taxable income to WMI, White Mountains Re was required to release the valuation allowance.  WMI is expected to fully utilize the NOLs at WMI by 2029.

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

OneBeacon

Financial results for OneBeacon for the years ended December 31, 2010, 2009 and 2008 follow:

	Year Ended December 31,
Millions	2010	2009	2008
Gross written premiums	$1,636.5	$2,119.9	$2,214.0
Net written premiums	$1,236.3	$1,906.7	$1,963.1

Earned insurance and reinsurance premiums	$1,487.7	$1,959.5	$1,879.0
Net investment income	96.6	125.5	164.4
Net realized and unrealized investment gains (losses)	74.6	248.6	(763.6)
Other revenue	9.6	23.1	3.5
Total revenues	1,668.5	2,356.7	1,283.3
Losses and LAE	930.2	1,121.9	1,126.2
Insurance and reinsurance acquisition expenses	320.7	389.7	361.0
Other underwriting expenses	246.5	330.0	290.8
General and administrative expenses	13.0	13.1	15.6
Accretion of fair value adjustment to loss and LAE reserves	—	5.4	12.0
Interest expense—debt	29.6	39.7	44.9
Interest expense—dividends and accretion on preferred stock	—	—	33.4
Total expenses	1,540.0	1,899.8	1,883.9
Pre-tax income (loss)	$128.5	$456.9	$(600.6)

The following table presents OneBeacon’s book value per share.

	December 31,
(Millions, except per share amounts)	2010	2009	2008
OneBeacon book value per share numerators:
OneBeacon common shareholders’ equity	$1,229.0	$1,429.0	$1,155.1
OneBeacon Ltd. common shares outstanding	94.4	95.1	95.1
OneBeacon book value per common share	$13.02	$15.03	$12.15
Change in adjusted book value per common share, including dividends, for the year(1)	8.8%	30.6%	(21.5)%
Growth in adjusted book value per common share, on an IRR basis, for the year(1)	9.4%	31.4%	(23.9)%

(1)          OneBeacon Ltd. has paid quarterly dividends of $0.21 per common share beginning in March 2007 and paid special dividends of $2.50 and $2.03 per common share in September 2010 and March 2008. The internal rate of return (“IRR”) basis is calculated using the actual dividend payment dates.

In the past year, OneBeacon completed two transactions (the Commercial Lines Transaction and the Personal Lines Transaction) that transformed it to a specialty insurance company. See Note 2 —“Significant Transactions” to the Consolidated Financial Statements for a full description of these transactions. The transactions freed up significant capital, increased OneBeacon’s financial flexibility and substantially reduced its catastrophe exposure.

The following tables provide OneBeacon’s GAAP ratios, net written premiums and earned insurance premiums for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31, 2010
($ in millions)	Specialty	Other (1)	Total
GAAP Ratios:
Loss and LAE	55%	77%	63%
Expense	39%	37%	38%
Combined	94%	114%	101%
Net written premiums	$988.0	$248.3	$1,236.3
Earned insurance premiums	$979.2	$508.5	$1,487.7

	Year Ended December 31, 2009
($ in millions)	Specialty	Other (1)	Total
GAAP Ratios:
Loss and LAE	44%	69%	57%
Expense	39%	35%	37%
Combined	83%	104%	94%
Net written premiums	$946.2	$960.5	$1,906.7
Earned insurance premiums	$917.9	$1,041.6	$1,959.5

	Year Ended December 31, 2008
($ in millions)	Specialty	Other (1)	Total
GAAP Ratios:
Loss and LAE	48%	68%	60%
Expense	36%	33%	35%
Combined	84%	101%	95%
Net written premiums	$836.9	$1,126.2	$1,963.1
Earned insurance premiums	$730.0	$1,149.0	$1,879.0

(1)          Other is primarily businesses that are now in run-off or have been sold as a result of the Commercial Lines Transaction and the Personal Lines Transaction.

OneBeacon Results—Year Ended December 31, 2010 versus Year Ended December 31, 2009

OneBeacon ended 2010 with a book value per share of $13.02, an increase of 9%, including dividends, from December 31, 2009. OneBeacon reported a GAAP combined ratio of 101% for 2010 compared to 94% for 2009.  The increase in OneBeacon’s combined ratio was primarily due to higher catastrophe losses and higher-than-average levels of large losses experienced early in the year, particularly in businesses OneBeacon later exited through the Commercial Lines Transaction and the Personal Lines Transaction.  Catastrophe losses added 4 points to OneBeacon’s combined ratio in 2010 compared to 1 point in 2009.

OneBeacon’s specialty insurance combined ratio for 2010 increased to 94% from 83% for 2009, as the loss and LAE ratio increased 11 points to 55%, while the expense ratio was flat at 39%. The loss and LAE ratio for 2010 included 3 points of favorable loss reserve development primarily related to professional liability, as compared to 9 points of favorable loss reserve development for 2009, also primarily related to professional liability. The loss and LAE ratio for 2010 also included the impact of a higher number of large losses experienced in the property and inland marine, financial services and the OneBeacon Entertainment businesses than in 2009. The loss and LAE ratio included 2 points of catastrophe losses primarily related to severe wind and rainstorms in the northeastern United States experienced in the first quarter and elsewhere in the United States in the second quarter.

OneBeacon’s other insurance combined ratio for 2010 increased to 114% from 104% for 2009, as the loss and LAE ratio increased 8 points to 77%, while the expense ratio increased 2 points to 37%. The loss and LAE ratio for 2010 included 7 points of catastrophe losses, primarily related to severe wind and rainstorms in the northeastern United States experienced in the first quarter, compared to 1 point of catastrophe losses in 2009. In addition, current accident year losses for 2010 were 7 points higher than 2009 primarily due to higher-than-average levels of large losses in the non-specialty commercial businesses. The increase in the loss and LAE ratio was partially offset by 5 points of favorable loss reserve development in 2010 primarily related to multiple peril liability and other general liability lines, compared with less than 1 point of adverse loss reserve development in 2009. The 2 point increase in the other insurance expense ratio in 2010 is primarily due to expenses that have not decreased proportionately with the reduction in earned premiums.

OneBeacon’s net written premiums decreased 35% to $1,236 million in 2010 and earned premiums decreased 24% in 2010 to $1,488 million, reflecting decreases from the Commercial Lines Transaction and the Personal Lines Transaction. OneBeacon’s specialty insurance net written premiums increased 4% in 2010 to $988 million.

OneBeacon’s other revenues in 2010 included a $9 million net gain on the Personal Lines Transaction and $10 million of additional consideration related to the Commercial Lines Transaction, partially offset by an $11 million loss related to the repurchase of a portion of the OBH Senior Notes. Other revenues in 2009 included pre-tax proceeds of $23 million from the Commercial Lines Transaction and a $5 million gain related to the purchase of a portion of the OBH Senior Notes, partially offset by a $7 million realized loss related to the settlement of the interest rate swap.

Policy acquisition expenses decreased 18% to $321 million and other underwriting expenses decreased 25% to $247 million in 2010, reflecting the Commercial Lines Transaction and the Personal Lines Transaction. Interest expense decreased 25% to $30 million in 2010, reflective of actions taken to reduce outstanding debt. General and administrative expenses were flat compared to the prior year.

Reinsurance protection. OneBeacon purchases reinsurance in order to minimize loss from large risks or catastrophic events.  OneBeacon also purchases individual property reinsurance coverage for certain risks to reduce large loss volatility through property-per-risk excess of loss reinsurance programs and individual risk facultative reinsurance. OneBeacon also maintains excess of loss casualty reinsurance programs that provide protection for individual risk or catastrophe losses involving workers compensation, general liability, automobile liability, professional liability or umbrella liability. In addition, OneBeacon has a reinsurance cover with NICO, which entitles OneBeacon to recover up to $2.5 billion in ultimate loss and LAE incurred related primarily to claims arising from business written by OneBeacon prior to 1992 for asbestos claims and prior to 1987 for environmental claims, and certain other exposures.  See pages 7 and F-29 for a full description of OneBeacon’s reinsurance protections. The availability and cost of reinsurance protection is subject to market conditions, which are outside of management’s control. Limiting risk of loss through reinsurance arrangements serves to mitigate the impact of large losses; however, the cost of this protection in an individual period may exceed the benefit.

OneBeacon’s net combined ratio for 2010 was higher than its gross combined ratio by 6 points, primarily due to the cost of catastrophe reinsurance and the business fronted under the Commercial Lines Transaction. OneBeacon’s net combined ratio for 2009 was higher than its gross combined ratio by 5 points, primarily due to the cost of catastrophe, property and facultative reinsurance.

OneBeacon Results—Year Ended December 31, 2009 versus Year Ended December 31, 2008

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

OneBeacon’s specialty insurance combined ratio for 2009 decreased to 83% from 84% for 2008, as the loss and LAE ratio decreased 4 points to 44% while the expense ratio increased 3 points to 39%. The decrease in the loss and LAE ratio was mainly due to the impact of large losses at IMU reported in 2008. Both 2009 and 2008 included 9 points of favorable loss reserve development, primarily related to lower than expected severity in professional liability. The 3 point increase in the expense ratio was mainly due to higher acquisition costs from changes in mix of business within the specialty insurance businesses and the mix of products offered within those businesses. OneBeacon’s collector cars and boats business and some of its other newer specialty lines businesses have higher commission rates than its older specialty businesses.

OneBeacon’s other insurance combined ratio for 2009 increased to 104% from 101% for 2008. The loss and LAE ratio increased 1 point to 69%, while the expense ratio increased 2 points to 35%. The increase in the loss and LAE ratio was primarily due to higher loss ratios in automobile liability, partially offset by a 3 point decrease in catastrophe losses. The 2009 loss and LAE ratio included 1 point of catastrophe losses, compared with 3 points for 2008, primarily related to hurricane Ike and from tornados in the southeastern United States in the first quarter of 2008. The 2 point increase in the expense ratio was primarily due to higher incentive compensation costs, severance and other costs associated with the Commercial Lines Transaction,

OneBeacon’s net written premiums decreased 3% to $1,907 million in 2009, as a 13% increase in specialty lines was more than offset by an 18% decrease in personal lines and an 11% decrease in non-specialty commercial lines business, which was subject to the Commercial Lines Transaction.

OneBeacon’s other revenues in 2009 included pre-tax proceeds of $23 million from the Commercial Lines Transaction and a $5 million gain related to the purchase of a portion of the OBH Senior Notes, partially offset by a $7 million realized loss related to the settlement of the interest rate swap. Other revenues in 2008 included $2 million in gains from the sale of two shell companies.

Policy acquisition expenses increased 8% to $390 million in 2009 mainly due to higher acquisition costs associated with OneBeacon’s newer specialty businesses and changes in mix of business. Other underwriting expenses increased 13% to $330 million in 2009, as 2008 included lower incentive compensation costs resulting from changes in assumptions in long-term incentive compensation plans. Interest expense on debt decreased by 12%, primarily due to the interest expense related to the Mortgage Note, which was repaid in the second quarter of 2008 and repurchases of the OBH Notes.

Reinsurance protection. OneBeacon’s net combined ratio for 2009 was higher than its gross combined ratio by 5 points, primarily due to the cost of catastrophe, facultative and property reinsurance. OneBeacon’s net combined ratio for 2008 was higher than its gross combined ratio by 2 points, primarily due to the cost of catastrophe and facultative reinsurance, the impact of which was partially offset by ceded large losses at IMU and ceded property and casualty losses within other insurance businesses.

White Mountains Re

Financial results and GAAP combined ratios for White Mountains Re for the years ended December 31, 2010, 2009 and 2008 follows:

	Year Ended December 31,
Millions	2010	2009	2008
Gross written premiums	$1,079.1	$996.5	$1,076.1
Net written premiums	$865.8	$806.8	$931.1

Earned insurance and reinsurance premiums	$847.9	$858.8	$1,000.8
Net investment income	90.5	107.7	178.1
Net realized and unrealized investment (losses) gains	(10.9)	101.8	(284.5)
Other revenue—foreign currency translation gains (losses)	22.6	66.9	(58.6)
Other revenue—Tuckerman Fund II(1)(2)	—	38.9	28.4
Other revenue	13.3	.7	14.2
Total revenues	963.4	1,174.8	878.4
Losses and LAE	531.0	418.8	745.0
Insurance and reinsurance acquisition expenses	167.5	170.9	214.1
Other underwriting expenses	99.8	98.1	100.4
General and administrative expenses — Tuckerman Fund II(1)(2)	—	37.7	25.5
General and administrative expenses	23.1	29.9	15.0
Accretion of fair value adjustment to loss and LAE reserves	8.5	6.8	4.9
Interest expense on debt	26.6	26.3	26.6
Total expenses	856.5	788.5	1,131.5
Pre-tax income (loss)	$106.9	$386.3	$(253.1)
GAAP ratios:
Loss and LAE	63%	49%	74%
Expense	31%	31%	32%
Combined	94%	80%	106%

(1)          Tuckerman Fund II was transferred from Other Operations to White Mountains Re, effective June 30, 2008. Therefore the consolidated results of Tuckerman Fund II are included in the table above after that date and are included in the Other Operations segment prior to July 1, 2008.

(2)          As a result of White Mountains’ adoption of the revisions to the guidance for variable interest entities under ASU 2009-17, effective January 1, 2010 White Mountains Re no longer consolidates the results of Tuckerman Fund II. See Note 1.

White Mountains Re Results—Year Ended December 31, 2010 versus Year Ended December 31, 2009

White Mountains Re’s GAAP combined ratio for 2010 was 94% compared to 80% for 2009.  The increase in the combined ratio was principally due to an increase in catastrophe losses of 16 points, partially offset by an increase in favorable loss reserve development of 4 points.  White Mountains Re recorded catastrophe losses of $192 million in 2010, net of reinsurance and reinstatements, including $130 million of losses from the earthquake in Chile, $14 million of losses from the earthquake in New Zealand, $11 million from flood losses in Europe, and $11 million of losses from Deepwater Horizon.  Catastrophe losses were $57 million in 2009, primarily from summer windstorms in Europe and European winter storm Klaus.  Favorable loss reserve development for 2010 was $57 million and was primarily related to short-tailed lines, such as property, accident & health and marine, in recent underwriting years. Included in the $57 million favorable loss reserve development was the recognition of $16 million in deferred gains from a retrocessional reinsurance contract that incepted in 2000 and was fully collected in 2010.   Favorable loss reserve development for 2009 was $30 million and was principally due to favorable commutation activity on certain old casualty treaties, as well as $20 million of losses ceded under a retrocessional reinsurance contract related to the 2001 accident year as further described below, partially offset by $18 million of additional losses related to A&E exposures.

White Mountains Re’s gross written premiums increased 8% to $1,079 million in 2010 from $997 million in 2009.  Net written premiums increased 7% to $866 million in 2010 from $807 million in 2009.  These increases were primarily due to foreign currency translation ($59 million and $43 million of the increase, respectively) and increases in the trade credit and accident & health lines of business.  The increases in net written premiums were slightly offset by the purchase of additional reinsurance in 2010, primarily on property catastrophe business.  Despite the increase in net written premiums, during 2010 earned premiums declined 1% from 2009 due to changes in business mix, most notably a decrease in property catastrophe and casualty earned premiums, somewhat offset by increases in accident & health and trade credit earned premiums, which have a longer earnings recognition period.

White Mountains Re’s other revenues decreased to $36 million in 2010 from $107 million in 2009.  White Mountains Re’s other revenues consisted primarily of $23 million of foreign currency translation gains in 2010 compared to $67 million in 2009.  During 2010, White Mountains Re acquired Central National Insurance Company of Omaha and recorded a pre-tax gain of approximately $13 million in other revenues that reflects the excess of the fair value of the net assets acquired over the consideration paid.  In addition, Tuckerman Fund II is no longer consolidated (see Note 1).  In 2009, White Mountains Re reported other revenues of $39 million related to the consolidation of Tuckerman Fund II.

White Mountains Re’s insurance and reinsurance acquisition expenses decreased 2% to $168 million in 2010 from $171 million in 2009. The decrease is proportional with the decrease in earned premium.

White Mountains Re’s other underwriting expenses increased $2 million in 2010, primarily due to foreign exchange and higher professional fees mainly from systems initiatives, somewhat offset by lower incentive compensation costs.  General and administrative expenses decreased to $23 million in 2010 from $68 million in 2009 as a result of a reduction of $38 million from the deconsolidation of Tuckerman Fund II and a reduction of $7 million related to the reorganization of the White Mountains Re legal and operating structure incurred during the third quarter of 2009.

Reinsurance protection.  White Mountains Re’s reinsurance protection primarily consists of pro-rata and excess of loss protections to cover aviation, trade credit and certain property exposures. These reinsurance protections are designed to increase underwriting capacity, where appropriate, and to reduce potential loss exposure to any large event or frequency of smaller catastrophic events.  In addition to its proportional reinsurance purchases for certain property exposures, in 2010 and 2009, White Mountains Re purchased group excess of loss retrocessional protection for its non-U.S. and non-Japan earthquake-related exposures. During 2010, White Mountains Re also purchased ILW contracts that covered adverse impact of the occurrence of wind and flood catastrophic events in Europe as well as a potential New Madrid earthquake event.

White Mountains Re’s net combined ratio for 2010 was lower than its gross combined ratio by 6 points compared to 3 points for 2009.   The decrease for 2010 was primarily due to retrocessional recoveries recognized on losses from the earthquake in Chile, including recovery of the full of $65 million limit available under the non-U.S. earthquake cover referenced above as a result of the Chilean Earthquake.  In addition, in 2010, the previously deferred gains of $16 million from the retrocessional reinsurance contract incepting in calendar year 2000 mentioned above were recognized during the period.  The decrease for 2009 was primarily due to the aforementioned cession under a retrocessional reinsurance contract related to the 2001 accident year, and recoveries on aviation losses occurring during the period.

White Mountains Re Results—Year Ended December 31, 2009 versus Year Ended December 31, 2008

White Mountains Re’s GAAP combined ratio for 2009 was 80% compared to 106% for 2008.  The decrease in the combined ratio was principally due to a decrease in catastrophe losses of 9 points, 3 points of favorable loss reserve development in 2009 compared to 8 points of adverse loss reserve development in 2008, and improved accident year results.  White Mountains Re recorded $57 million of catastrophe losses in 2009, net of reinsurance and reinstatements, primarily from summer windstorms in Europe and European winter storm Klaus, compared to $156 million in 2008, primarily from hurricane Ike and European hailstorms. Favorable loss reserve development for 2009 was $30 million and was principally due to favorable commutation activity on certain old casualty treaties, as well as $20 million of losses ceded under a retrocessional reinsurance contract related to the 2001 accident year, partially offset by $18 million of additional losses related to A&E exposures. These retroceded losses were substantially offset in the combined ratio and pre-tax income by $10 million of retroceded premiums as well as $7 million of interest charges on funds held under the contract.  White Mountains Re has now recorded the full limit of loss cessions available under this contract. Adverse loss reserve development for 2008 was $80 million and was primarily the result of a broad review of White Mountains Re reserves during the first half of the year.

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

Reinsurance protection.  White Mountains Re’s reinsurance protection primarily consists of pro-rata and excess of loss protections to cover aviation, trade credit and certain property exposures. These reinsurance protections are designed to increase underwriting capacity, where appropriate, and to reduce potential loss exposure to any large event or frequency of smaller catastrophe events.  In addition to its proportional reinsurance purchases for certain property exposures, in 2009 and 2008, White Mountains Re purchased group excess of loss retrocessional protection for its non-U.S. and non-Japan earthquake-related exposures.   During 2008, White Mountains Re also purchased two ILW contracts that covered adverse impact of the occurrence of wind and flood catastrophic events in the Northeastern United States, primarily through December 31, 2008.

For the year ended December 31, 2009, White Mountains Re’s net combined ratio was lower than its gross combined ratio by 3 points, primarily due to the aforementioned cession under a retrocessional reinsurance contract related to the 2001 accident year, in addition to favorable loss reserve development on prior accident year property retrocessions.  For the year ended December 31, 2008, White Mountains Re’s net combined ratio was higher than its gross combined ratio by 6 points, primarily due to aforementioned $80 million of adverse loss reserve development that was not covered by White Mountains Re’s reinsurance contracts, in addition to the cost of the ILWs and other excess of loss protections.

Esurance

Esurance’s financial results and GAAP combined ratios for the years ended December 31, 2010, 2009 and 2008 follows:

	Year Ended December 31,
Millions	2010	2009	2008
Gross written premiums	$838.7	$781.2	$826.4
Net written premiums	$835.6	$778.5	$823.4

Earned insurance and reinsurance premiums	$826.8	$782.1	$830.2
Net investment income	25.6	24.9	33.8
Net realized and unrealized investment gains (losses)	14.4	33.7	(46.1)
Other revenue—referral fee revenue	15.1	10.0	7.5
Other revenue	45.8	45.2	35.8
Total revenues	927.7	895.9	861.2
Losses and LAE	606.8	578.4	635.8
Insurance and reinsurance acquisition expenses	182.6	156.7	170.1
Other underwriting expenses	74.5	77.2	73.2
General and administrative expenses	36.0	34.7	32.1
Amortization of AFI purchase accounting adjustments	12.3	17.5	16.0
Interest expense on debt	—	—	.5
Total expenses	912.2	864.5	927.7
Pre-tax income (loss)	$15.5	$31.4	$(66.5)
Adjusted ratios(1):
Loss and LAE	74%	74%	77%
Adjusted expense	29%	29%	28%
Adjusted combined	103%	103%	105%

(1)          Adjusted expense and combined ratios include acquisition expenses net of referral fee revenue. See “NON-GAAP FINANCIAL MEASURES” on page 68 for a reconciliation of Esurance’s adjusted expense ratio and adjusted combined ratio to its GAAP expense and combined ratios.

Esurance Results—Year Ended December 31, 2010 versus Year Ended December 31, 2009

Esurance’s adjusted combined ratio was 103% for both 2010 and 2009. Esurance’s results for 2010 were negatively impacted by poor results in Florida, offset by improved results in other states and higher favorable reserve development.  Esurance recorded 2 points of favorable loss and LAE reserve development in 2010 compared to 1 point of favorable loss and LAE reserve development in 2009. The adjusted expense ratio was 29% for both 2010 and 2009, as increased acquisition expenses were offset by decreased operating expenses.

Esurance’s net written premiums increased 7% to $836 million in 2010 from $779 million in 2009. Net earned premiums increased 6% to $827 million in 2010 from $782 million in 2009. These increases were primarily attributable to higher policyholder conversion and retention. Esurance’s marketing expenditures increased 23% to $96 million in 2010. Direct new policy sales increased 23% in 2010, primarily due an increase in Esurance’s online marketing programs and the launch of a new advertising campaign.

Esurance’s other revenue increased 10% to $61 million in 2010. The increase was from referral fee revenue from unaffiliated third parties participating in Esurance’s comparison quotes program, which benefited from the increased traffic generated by the increase in marketing expenditures. General and administrative expenses increased by $1 million to $36 million in 2010, primarily due to increased expenses at AFI. The amortization of AFI’s purchase accounting adjustments in 2010 was $10 million related to the intangible asset associated with the acquired business in force and $2 million related to their information technology infrastructure.

Esurance had 839,000 policies-in-force as of December 31, 2010, including 304,000 AFI customers (net of the Esurance Insurance Companies’ policies sold through AFI) and 26,000 other controlled policies (e.g., homeowners, renters and motorcycle insurance policies, which Esurance does not underwrite but places with other carriers). The Esurance Insurance Companies added approximately 65,000 policies-in-force in 2010.

Esurance Results—Year Ended December 31, 2009 versus Year Ended December 31, 2008

Esurance’s adjusted combined ratio decreased to 103% for 2009 from 105% for 2008. The decrease was primarily due to a 3 point improvement in the loss and LAE ratio. Loss results were affected by lower frequencies in the first half of the year partially offset by higher frequencies in the second half due to weather-related losses and increased driving. The adjusted expense ratio increased to 29% in 2009 compared to 28% in 2008, primarily due to increased advertising expenses and technology development costs.

Esurance’s net written premiums decreased 5% to $779 million in 2009 from $823 million in 2008. Net earned premiums decreased 6% to $782 million in 2010 from $830 million in 2008. These decreases were attributable mainly to the impact of selective rate adjustments. Despite the decreased premiums, direct new policy sales increased 6% in 2009 compared to 2008. Most of the increase in direct new policy sales occurred in the second half of the year, as Esurance converted more shoppers into customers through website improvements and improved competitive position.  Customer retention improved in 2009 compared to the previous year due to a shift toward more preferred customers, which more than offset the increase in non-pay cancellations resulting from the economic downturn. Esurance’s marketing expenditures declined slightly to $78 million in 2009 from $80 million in 2008.

Esurance’s other revenue increased 27% to $55 million in 2009. The increase resulted primarily from the inclusion of a full year of commission revenue in 2009 from AFI, which Esurance acquired in the second quarter of 2008, along with an increase in the revenue from unaffiliated third parties participating in Esurance’s comparison quotes program. General and administrative expenses increased by $3 million to $35 million in 2009, due to the inclusion of a full year of AFI’s operating expenses in 2009. The amortization of AFI’s purchase accounting adjustments in 2009 was $16 million related to the intangible asset associated with the acquired business in force and $2 million related to their information technology infrastructure.

Including approximately 294,000 AFI customers, Esurance had approximately 774,000 policies-in-force as of December 31, 2009. The Esurance Insurance Companies added approximately 29,000 policies-in-force in 2009.

Other Operations

Other Operations consists of the operations of the Company, the Company’s intermediate holding companies, WM Advisors, the consolidated results of the Tuckerman Fund I and Tuckerman Fund II (until its transfer to the White Mountains Re segment, effective June 30, 2008), the International American Group (until its disposition in October 2008), and White Mountains’ investments in unconsolidated affiliates. The Other Operations segment also includes the results of WM Life Re, which is in run-off, and the weather risk management business until its disposition in the fourth quarter of 2009.

A summary of White Mountains’ financial results from its Other Operations segment for the years ended December 31, 2010, 2009 and 2008 follows:

	Year Ended December 31,
Millions	2010	2009	2008
Net investment income	$15.8	$14.3	$34.0
Net realized and unrealized investment gains (losses)	17.8	.5	(12.9)
Other revenue—Tuckerman Fund I and II(1)	23.3	23.4	72.8
Other revenue—Symetra warrants	(1.4)	11.2	(50.0)
Other revenue	(44.0)	(50.3)	(121.4)
Total revenues	11.5	(.9)	(77.5)
Losses and LAE	—	—	(.6)
Other underwriting expenses	—	—	2.2
General and administrative expenses—Tuckerman Fund I and II(1)	20.6	21.1	68.3
General and administrative expenses	90.2	83.8	60.7
Interest expense on debt	1.1	4.8	10.1
Total expenses	111.9	109.7	140.7
Pre-tax loss	$(100.4)	$(110.6)	$(218.2)

(1)          Tuckerman Fund II was transferred from Other Operations to White Mountains Re, effective June 30, 2008. Therefore the consolidated results of Tuckerman Fund II are included in the table above through that date. The consolidated results of Tuckerman Fund I are included in all periods presented above.

Other Operations Results—Year Ended December 31, 2010 versus Year Ended December 31, 2009

White Mountains’ Other Operations segment’s pre-tax loss was $100 million in 2010 compared to $111 million in 2009.  The decrease in pre-tax loss was mainly due to higher investment gains in 2010, the absence of a $7 million pre-tax loss from the weather-risk business in 2009, lower interest expense and lower compensation expenses, partially offset by a decrease in the value of the Symetra warrants (a decrease of $1 million in 2010 compared to an increase of $11 million in 2009) and an $11 million loss on the disposition of Delos in 2010.

WM Life Re reported $61 million of pre-tax loss in 2010 compared to $57 million of pre-tax loss in 2009. During the third quarter of 2010, WM Life Re lowered the surrender assumptions used to calculate its variable annuity guarantee liability. WM Life Re’s previous assumptions reflected its expectation that surrenders would rise as the surrender charges in the underlying annuities decline.  However, the persistent instability in financial and foreign exchange markets has kept surrenders low.  The lower surrender assumption resulted in a $48 million increase in WM Life Re’s variable annuity guarantee liability, which was recorded as a reduction of other revenues in the third quarter of 2010. The WM Life Re results for 2009 included $22 million of losses from surrender assumption revisions made in the second quarter of 2009.

As discussed on page 86 under “FAIR VALUE MEASUREMENTS”, in determining the fair value of the benefit guarantees that WM Life Re reinsures, management makes assumptions about future policyholder surrender rates.  If actual surrenders are lower than the surrender assumptions used in WM Life Re’s liability valuation model, the liability for the benefit guarantees would increase.  The change in surrender assumptions made by WM Life Re during the third quarter of 2010 reduced the potential impact of lower surrenders in the future.  For example, a 50% reduction in the surrender assumptions used in WM Life Re’s valuation model at December 31, 2010 would have increased the fair value of the liability by approximately $12 million, compared to an increase of $30 million based on assumptions in place at December 31, 2009.

Other Operations Results—Year Ended December 31, 2009 versus Year Ended December 31, 2008

White Mountains’ Other Operations segment’s pre-tax loss was $111 million in 2009 compared to $218 million in 2008.  The decrease in pre-tax loss was primarily attributable to improved performance at WM Life Re and an increase in the value of White Mountains’ investment in Symetra warrants, partially offset by increased incentive compensation expenses. WM Life Re reported $57 million in pre-tax net losses in 2009 compared to $187 million of pre-tax net losses in 2008. The pre-tax net losses from WM Life Re for 2008 resulted from the effect of volatile market conditions on WM Life Re’s derivative assets and liabilities.  In addition, the WM Life Re results for 2009 included $22 million of losses from surrender assumption revisions, compared to $93 million of such losses in 2008.  The value of White Mountains’ investment in Symetra warrants increased by $11 million during 2009 compared to a decrease of $50 million in 2008, which was due to a significant decline in the valuation of stocks in the life insurance sector. These decreases in pre-tax losses were partially offset by a $48 million increase in incentive compensation expenses in 2009, mainly due to the reversal of outstanding performance share accruals at the end of 2008.

II. Summary of Investment Results

For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a more relevant comparison to benchmark returns, while all dollar amounts are presented net of any management fees and trading expenses.  A summary of White Mountains’ consolidated pre-tax investment results for the years ended December 31, 2010, 2009 and 2008 follows:

	Year Ended December 31,
Millions	2010	2009	2008
Net investment income	$228.5	$272.4	$410.3
Net realized and unrealized investment gains (losses)	95.9	384.6	(1,107.1)
Net unrealized foreign currency gains (losses) on investments	102.9	185.1	(318.0)
Total GAAP pre-tax investment gains (losses)	$427.3	$842.1	$(1,014.8)

WMRe Sirius holds a large portfolio of investments that are denominated in U.S. dollars, but its functional currency is the Swedish kronor. When WMRe Sirius prepares its stand-alone GAAP financial statements, it translates its U.S. dollar-denominated investments to Swedish kronor and recognizes the related foreign currency translation gains or losses through income. When White Mountains consolidates WMRe Sirius, it translates WMRe Sirius’ stand-alone GAAP financial statements to U.S. dollars and recognizes the foreign currency gains or losses arising from this translation, including those associated with WMRe Sirius’s U.S. dollar-denominated investments, through other comprehensive income.  Since White Mountains reports its financial statements in U.S. dollars, there is no net effect to adjusted book value per share or to investment returns from foreign currency translation on its U.S. dollar-denominated investments at WMRe Sirius.  However, net realized and unrealized investment gains, other revenues and other comprehensive income can be significantly affected during periods of high volatility in the foreign exchange rate between the U.S. dollar and the Swedish kronor.

Gross investment returns and benchmarks returns

	Year Ended December 31,
	2010	2009	2008
Fixed maturity investments	4.8%	12.3%	-2.9%
Short-term investments	0.1%	0.7%	1.6%
Total fixed maturity investments	3.8%	9.1%	-1.9%
Barclays U.S. Intermediate Aggregate Index	6.1%	6.5%	4.9%

Common equity securities	15.6%	4.5%	-47.3%
Convertible fixed maturity securities	9.4%	22.6%	-9.3%
Other long-term investments	9.6%	10.7%	-29.1%
Total equities, convertible fixed maturities, and other long-term investments	12.6%	11.7%	-36.1%
S&P 500 Index (total return)	15.1%	26.5%	-37.0%

Total consolidated portfolio	5.0%	9.4%	-9.1%

Investment Returns—Year Ended December 31, 2010 versus Year Ended December 31, 2009

White Mountains’ GAAP pre-tax total return on invested assets was 5.0% for 2010, which includes 0.5% of foreign currency gains, compared to 9.4% for 2009, which includes 1.3% of foreign currency gains. Excluding the effects of foreign currency translation, White Mountains’ fixed income portfolio returned 3.2% for 2010, lagging the Barclays U.S. Intermediate Aggregate Index return of 6.1%, primarily as a result of the shorter duration of White Mountains’ fixed income portfolio. White Mountains’ equity, convertible fixed maturities, and other long-term investment portfolio return of 12.6% underperformed the S&P 500 Index, as above index returns generated on assets managed by Prospector Partners were more than offset by lower returns on other equity assets. As overall financial markets have stabilized, White Mountains has gradually shifted back from a focus on capital preservation to its traditional total return investment philosophy.  Additionally, White Mountains has been gradually shifting its equity exposure toward common stocks, a process it intends to continue on an opportunistic basis.

Net investment income was down 16% to $229 million in 2010, due primarily to lower fixed maturity yields and a reduction in invested assets resulting from the Personal Lines Transaction, the OBH Senior Notes repurchases at OneBeacon and share repurchases.

Investment Returns—Year Ended December 31, 2009 versus Year Ended December 31, 2008

White Mountains’ pre-tax GAAP total return on invested assets was 9.4% for 2009, which includes 1.3% of foreign currency gains, compared to -9.1% for 2008, which includes 2.2% of currency losses.  White Mountains’ fixed maturity portfolio outperformed the Barclays U.S. Intermediate Aggregate Index by over 250 basis points in 2009, driven by an approximately 18% return on the corporate bond portfolio, into which WM Advisors added approximately $800 million of net exposure in the first half of 2009.  White Mountains’ equity, convertible fixed maturities, and other long-term investment portfolio return of 11.7% underperformed the S&P 500 Index, reflecting the more conservative positioning of White Mountains’ equity portfolio.

Net investment income was $272 million in 2009, down from $410 million in 2008, primarily due to lower overall portfolio yields, shifts in portfolio mix to lower risk, lower yield investments and a decrease in the overall invested asset base. White Mountains reported net realized and unrealized investment gains of $385 million in 2009 compared to net realized and unrealized losses of $1,107 million in 2008. The 2008 investment losses were mainly a result of the crisis that occurred in the financial markets during the third and fourth quarters of 2008. The weakening of the U.S. dollar also positively impacted investment returns in 2009, while the strengthened U.S. dollar had an adverse impact on the 2008 investment returns.

Portfolio composition

The following table presents the composition of White Mountains’ investment portfolio as of December 31, 2010 and 2009:

	As of December 31, 2010		As of December 31, 2009
$ in millions	Carrying value	% of total	Carrying value	% of total
Fixed maturity investments	$6,379.9	73.1%	$6,101.2	60.9%
Short-term investments	1,106.3	12.7	2,098.4	25.0
Common equity securities	710.0	8.1	458.5	6.1
Convertible fixed maturity investments	160.2	1.8	233.1	3.4
Other long-term investments	376.1	4.3	341.3	4.6
Total investments	$8,732.5	100.0%	$9,232.5	100.0%

The breakdown of White Mountains’ fixed maturity and convertible fixed maturity investments at December 31, 2010 by credit class, based upon issue credit ratings provided by Standard & Poor’s, or if unrated by Standard & Poor’s, long term obligation ratings provided by Moody’s, is as follows:

	As of December 31, 2010
$ in millions	Amortized cost	% of total	Carrying Value	% of total
U.S. government and government-sponsored entities(1)	$2,136.4	32.9%	$2,136.3	32.7%
AAA/Aaa	1,622.3	25.0	1,615.7	24.7
AA/Aa	286.3	4.5	289.3	4.4
A/A	1,026.4	15.8	1,030.6	15.8
BBB/Baa	1,145.2	17.6	1,171.6	17.9
Other/not rated	272.2	4.2	296.6	4.5
Total fixed maturity and convertible fixed maturity investments	$6,488.8	100.0%	$6,540.1	100.0%

(1)    Includes mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

The weighted average duration of White Mountains’ fixed maturity portfolio at December 31, 2010 was approximately 2.8 years, excluding short-term investments, and approximately 2.4 years including short-term investments. The cost or amortized cost and carrying value of White Mountains’ fixed maturity and convertible fixed maturity investments at December 31, 2010 is presented below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	As of December 31, 2010
Millions	Amortized cost	Carrying Value
Due in one year or less	$537.7	$534.4
Due after one year through five years	2,399.6	2,457.7
Due after five years through ten years	876.4	875.0
Due after ten years	108.6	111.0
Mortgage-backed and asset-backed securities	2,483.4	2,472.3
Preferred stocks	83.1	89.7
Total fixed maturity and convertible fixed maturity investments	$6,488.8	$6,540.1

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash and Short-term Investments

Holding company level.  The primary sources of cash for the Company and certain of its intermediate holding companies are dividends and tax sharing payments received from its insurance and reinsurance operating subsidiaries, capital raising activities, net investment income and proceeds from sales and maturities of investments. The primary uses of cash are repurchases of the Company’s and OneBeacon Ltd.’s common shares, payments on and repurchases/retirements of its debt obligations, dividend payments to holders of the Company’s common shares, to noncontrolling interest holders of OneBeacon Ltd.’s common shares and to holders of the WMRe Preference Shares, purchases of investments, payments made to tax authorities, contributions to operating subsidiaries and operating expenses.

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

OneBeacon:

Generally, OneBeacon’s regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. OneBeacon’s top tier regulated insurance operating subsidiaries have the ability to pay $291 million of dividends during 2011 without prior approval of regulatory authorities, subject to the availability of unassigned funds. At December 31, 2010, OneBeacon’s top tier regulated insurance operating subsidiaries had $0.8 billion of unassigned funds and statutory surplus of $1.0 billion. During 2010, OneBeacon’s top tier regulated insurance operating subsidiaries distributed $776 million to their immediate parent, including $71 million of ordinary dividends, $535 million of extraordinary dividends and a $170 million return of capital.

During 2010, OneBeacon’s unregulated insurance operating subsidiaries paid $8 million of dividends to their immediate parent.  At December 31, 2010, OneBeacon’s unregulated insurance operating subsidiaries had $18 million of net unrestricted cash, short-term investments and fixed maturity investments.

During 2010, OneBeacon Ltd. paid $80 million of regular quarterly dividends and a $236 million special dividend to its common shareholders. White Mountains received $240 million of these dividends.

At December 31, 2010, OneBeacon Ltd. and its intermediate holding companies had approximately $372 million of net unrestricted cash, short-term investments and fixed maturity investments outside of its regulated and unregulated insurance operating subsidiaries.

White Mountains Re:

Subject to certain limitations under Swedish law, WMRe Sirius is permitted to transfer all or a portion of its pre-tax income to its Swedish parent companies to minimize taxes (referred to as a group contribution). In 2010, WMRe Sirius transferred $68 million of its 2009 pre-tax income to its Swedish parent companies as a group contribution. In 2011, WMRe Sirius intends to transfer $72 million (based on the December 31, 2010 SEK to USD exchange rate) of its 2010 pre-tax income to its Swedish parent companies as a group contribution.

WMRe Sirius has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, WMRe Sirius has allocated the majority of its pre-tax income, after group contributions to its Swedish parent companies, to the Safety Reserve (see “Safety Reserve” below). At December 31, 2010, WMRe Sirius had $263 million (based on the December 31, 2010 SEK to USD exchange rate) of unrestricted statutory surplus, which is available for distribution in 2011. During 2010, WMRe Sirius paid $21 million of dividends to its immediate parent.

WMRe America has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. Based upon December 31, 2010 statutory surplus of $743 million, WMRe America has the ability to pay $74 million of dividends during 2011 without prior approval of regulatory authorities, subject to the availability of earned surplus.  At December 31, 2010, WMRe America had $67 million of earned surplus. During 2010, WMRe America did not pay any dividends to its immediate parent. During 2010, WMRe America distributed $150 million to its immediate parent in the form of a share redemption, which was approved by the appropriate regulatory authorities.

In 2009, White Mountains Re reorganized its reinsurance operations whereby the in-force business and infrastructure of WMRe Bermuda was transferred to WMRe Sirius, which established a branch office in Bermuda to maintain the group’s presence in the Bermuda market. In 2010, WMRe Bermuda was contributed to WMRe Sirius and is now in run-off. In February 2010, WMRe Bermuda distributed $36 million to its immediate parent prior to its contribution to WMRe Sirius.

During 2010, White Mountains Re distributed $225 million to its immediate parent.

At December 31, 2010, White Mountains Re and its intermediate holding companies had $78 million of net unrestricted cash, short-term investments and fixed maturity investments and $16 million of other long-term investments outside of WMRe America and WMRe Sirius.

Safety Reserve

Subject to certain limitations under Swedish law, WMRe Sirius is permitted to transfer pre-tax amounts into an untaxed reserve referred to as a safety reserve. At December 31, 2010, WMRe Sirius’ safety reserve amounted to $1.4 billion. Under GAAP, an amount equal to the safety reserve, net of a related deferred tax liability established at the Swedish tax rate of 26.3%, is classified as common shareholders’ equity. Generally, this deferred tax liability is only required to be paid by WMRe Sirius if it fails to maintain predetermined levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on WMRe Sirius’ safety reserve ($379 million at December 31, 2010) is included in solvency capital. Access to the safety reserve is restricted to coverage of insurance losses. Access for any other purpose requires the approval of Swedish regulatory authorities. Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the $1.4 billion balance of the safety reserve, without any provision for deferred taxes, in WMRe Sirius’ capital when assessing WMRe Sirius’ financial strength.

Esurance:

Esurance Insurance Company has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of prior years’ statutory net income, excluding realized capital gains, and prior year end statutory surplus, subject to the availability of unassigned funds. Based on 2010 statutory results, Esurance Insurance Company does not have the ability to pay dividends during 2011 without prior approval of regulatory authorities.  During 2010, Esurance Insurance Company did not pay any dividends to its immediate parent.

During 2010, AFI did not pay any dividends to its immediate parent. At December 31, 2010, AFI had $3 million of net unrestricted cash, short-term investments and fixed maturity investments.

During 2010, Esurance did not pay any dividends to its immediate parent.  At December 31, 2010, Esurance had $14 million of net unrestricted cash, short-term investments and fixed maturity investments outside of Esurance Insurance Company and AFI.

Other Operations:

During 2010, WM Advisors did not pay any dividends to its immediate parent.  At December 31, 2010, WM Advisors had $22 million of net unrestricted cash, short-term investments and fixed maturity investments.

As of December 31, 2010, the Company and its intermediate holding companies had $338 million of net unrestricted cash, short-term investments and fixed maturity investments and $119 million of common equity securities and other long-term investments included in its Other Operations segment.

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

Insurance float can increase in a number of ways, including through acquisitions of insurance and reinsurance operations, organic growth in existing insurance and reinsurance operations and recognition of losses that do not cause a corresponding reduction in investment assets.  Conversely, insurance float can decrease in a number of other ways, including sales of insurance and reinsurance operations, shrinking or run-off of existing insurance and reinsurance operations, the acquisition of operations that do not have substantial investment assets (e.g., an agency) and the recognition of gains that do not cause a corresponding increase in investment assets.  White Mountains has historically obtained its insurance float primarily through acquisitions, as opposed to organic growth. It is White Mountains’ intention to generate low-cost float over time through a combination of acquisitions and organic growth in its existing insurance and reinsurance operations. However, White Mountains will seek to increase its insurance float organically only when market conditions allow for an expectation of generating underwriting profits.

Certain operational leverage metrics can be measured with ratios that are calculated using insurance float.  There are many activities that do not change the amount of insurance float at an insurance company but can have a significant impact on the company’s operational leverage metrics.  For example, investment gains and losses, foreign currency gains and losses, debt issuances and repurchases/repayments, common and preferred share issuances and repurchases and dividends paid to shareholders are all activities that do not change insurance float but that can meaningfully impact operational leverage metrics.

The following table illustrates White Mountains’ consolidated insurance float position as of the past five year-ends:

	December 31,
($ in millions)	2010	2009	2008	2007	2006
Total investments	$8,732.5	$9,232.5	$9,002.7	$11,649.0	$11,332.7
Consolidated limited partnership investments(1)	(91.5)	(50.4)	(50.2)	(123.0)	(123.4)
Trust account assets(2)	—	—	—	(305.6)	(338.9)
Cash	434.8	366.0	409.6	171.3	159.0
Investments in unconsolidated affiliates	389.7	344.8	116.9	406.3	335.5
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	(63.7)	9.0	197.3	5.6	4.1
Accounts receivable on unsettled investment sales	40.0	27.6	78.2	201.1	8.5
Accounts payable on unsettled investment purchases	(22.4)	(9.1)	(7.5)	(46.4)	(66.8)
Interest-bearing funds held by ceding companies(3)	78.9	97.3	123.7	192.8	226.7
Interest-bearing funds held under reinsurance treaties(4)	(52.5)	(62.0)	(54.7)	(73.4)	(94.5)
Net investment assets	$9,445.8	$9,955.7	$9,816.0	$12,077.7	$11,442.9

Total White Mountains’ common shareholders’ equity	$3,653.0	$3,657.4	$2,898.8	$4,713.4	$4,455.3
Noncontrolling interest—OneBeacon Ltd.	295.0	351.0	283.5	517.2	490.7
Noncontrolling interest—WMRe Preference Shares	250.0	250.0	250.0	250.0	—
Debt	818.8	1,050.7	1,362.0	1,192.9	1,106.7
Total capital(1)(2)	5,016.8	5,309.1	4,794.3	6,673.5	6,052.7
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio, net of applicable taxes	(58.5)	9.0	197.3	5.6	4.1
Total adjusted capital	$4,958.3	$5,318.1	$4,991.6	$6,679.1	$6,056.8

Insurance float	$4,487.5	$4,637.6	$4,824.4	$5,398.6	$5,386.1

Insurance float as a multiple of total adjusted capital	0.9x	0.9x	1.0x	0.8x	0.9x
Net investment assets as a multiple of total adjusted capital	1.9x	1.9x	2.0x	1.8x	1.9x
Insurance float as a multiple of White Mountains’ common shareholders’ equity	1.2x	1.3x	1.7x	1.1x	1.2x
Net investment assets as a multiple of White Mountains’ common shareholders’ equity	2.6x	2.7x	3.4x	2.6x	2.6x

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

During 2010, insurance float decreased by $150 million, primarily due to the Personal Lines Transaction at OneBeacon, which reduced insurance float by approximately $390 million, and favorable loss reserve development of $126 million (see Note 3). These decreases were partially offset by growth in Esurance’s in-force business, losses at WM Life Re and the portion of the $250 million of catastrophe losses in 2010 that were unpaid as of December 31, 2010. These catastrophe losses create a temporary increase in insurance float when they are first recorded, which later reverses and decreases insurance float as the catastrophe losses are paid in the future.

During 2009, insurance float decreased primarily from loss reserve run-off of approximately $250 million and favorable loss reserve development of $122 million (see Note 3), partially offset by a change of $139 million in deferred taxes on investments, as White Mountains’ investment portfolio recovered a large portion of investment losses from the global financial crisis in 2008, and $57 million of losses at WM Life Re.  Additionally, the large investment and foreign currency gains experienced in 2009 (see page 44) significantly decreased White Mountains’ operational leverage metrics.

During 2008, insurance float decreased by $574 million, primarily from loss reserve run-off of approximately $150 million, a change of $185 million in deferred taxes on investments that arose primarily as a result of the global financial crisis, the release of a $162 million valuation allowance against a deferred tax asset of a subsidiary (see Note 7), the transfer of CCIC and International American Group as a part of the Berkshire Exchange (see page 25), which caused insurance float to decrease by approximately $170 million, and the acquisition of AFI (see Note 2), which caused insurance float to decrease by approximately $65 million.  These decreases were partially offset by $187 million in losses at WM Life Re (see page 56).  Additionally, severe investment and foreign currency losses experienced during the global financial crisis (see page 47) and the Berkshire Exchange caused significant increases in White Mountains’ operational leverage metrics during 2008.

Financing

The following table summarizes White Mountains’ capital structure at December 31, 2010 and 2009:

	December 31,
($ in millions)	2010	2009
OBH Senior Notes, carrying value	$419.6	$606.5
WMRe Senior Notes, carrying value	399.2	399.1
WTM Bank Facility	—	—
Other debt(1)	—	45.1
Total debt	818.8	1,050.7
Noncontrolling interest—OneBeacon Ltd.	295.0	351.0
Noncontrolling interest—WMRe Preference Shares	250.0	250.0
Total White Mountains’ common shareholders’ equity	3,653.0	3,657.4
Total capital(2)	5,016.8	5,309.1
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio, net of applicable taxes	(58.5)	9.0
Total adjusted capital	$4,958.3	$5,318.1
Total debt to total adjusted capital	17%	20%
Total debt and Preference Shares to total adjusted capital	22%	24%

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

On June 1, 2010, through a tender offer, OBH repurchased and retired $156 million aggregate principal amount of the OBH Senior Notes for an aggregate purchase price of $165 million.

Additionally, during 2010, OBH repurchased and retired $30 million of outstanding OBH Senior Notes and OBIC purchased $1 million of outstanding OBH Senior Notes. In addition, during the first quarter of 2010, OneBeacon repaid in full the $14 million outstanding under the Atlantic Specialty Note.

As part of the Berkshire Exchange transaction in 2008, Berkshire indemnified White Mountains for all amounts due under the Sierra Note at its maturity, except for the portion of the interest on the Sierra Note that accrued from its issue date through December 31, 2007, plus interest on this accrued amount through the date of repayment.  The Sierra Note matured on March 31, 2010. The final amount due under the note is currently in dispute with respect to the amount of loss reserve development. During 2010, the undisputed amounts owed under the Sierra Note were repaid to Sierra.

At December 31, 2009, White Mountains had a revolving credit facility with a syndicate of lenders administered by Bank of America, N.A. with a total commitment of $417.5 million (the “WTM Bank Facility”) and a revolving credit facility with Barclays Bank PLC (“Barclays”) with a total commitment of $33.3 million (the “WTM Barclays Facility”).  In 2010, Barclays joined the syndicate of lenders to the WTM Bank Facility and increased its commitment to $57.5 million, bringing the total commitment under the WTM Bank Facility to $475.0 million.  Barclays joined the WTM Bank Facility under the same terms and conditions as the other lenders.  Simultaneously with the addition of Barclays to the WTM Bank Facility, White Mountains terminated the WTM Barclays Facility.  As of December 31, 2010, the WTM Bank Facility was undrawn.

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

The OBH Senior Notes and the WMRe Senior Notes were issued under indentures that contain restrictive covenants which, among other things, limit the ability of the Company, OBH, WMRe Group and their respective subsidiaries to create liens and enter into sale and leaseback transactions and limits the ability of the Company, OBH, WMRe Group and their respective subsidiaries to consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which the Company, OBH or WMRe Group must adhere. At December 31, 2010, White Mountains was in compliance with all of the covenants under the OBH Senior Notes and the WMRe Senior Notes, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

The WTM Bank Facility contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under these facilities and result in acceleration of principal repayment on any amounts outstanding. At December 31, 2010, White Mountains was in compliance with all of the covenants under the WTM Bank Facility and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

Contractual Obligations and Commitments

Below is a schedule of White Mountains’ material contractual obligations and commitments as of December 31, 2010:

Millions	Due in One Year or Less	Due in Two to Three Years	Due in Four to Five Years	Due After Five Years	Total
Loss and LAE reserves(1)	$1,559.9	$1,843.7	$893.9	$2,066.2	$6,363.7
Debt	—	419.9	—	400.0	819.9
Interest on debt	50.2	88.0	51.0	38.3	227.5
Long-term incentive compensation(2)	59.4	134.3	6.5	17.0	217.2
Pension and other benefit plan obligations	13.8	8.6	9.3	40.6	72.3
Operating leases	25.5	37.0	17.7	11.7	91.9
Total contractual obligations	$1,708.8	$2,531.5	$978.4	$2,573.8	$7,792.5

(1)

Represents expected future cash outflows resulting from loss and LAE payments. The amounts presented are gross of reinsurance recoverables on unpaid losses of $119 and include the discount on OneBeacon’s workers compensation loss and LAE reserves of $177 as of December 31, 2010. These balances add back the remaining purchase accounting fair value adjustment of $177 related to the acquisition of OneBeacon as it is a non-cash item.

(2)	Does not include deferred compensation of $16.4 as a distribution date has not been elected.

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

The balances included in the table above regarding White Mountains’ long-term incentive compensation plans include amounts payable for performance shares and units, as well as deferred compensation balances. Exact amounts to be paid for performance shares cannot be predicted with certainty, as the ultimate amounts of these liabilities are based on the future performance of White Mountains and in some cases the market price of the Company’s and OneBeacon Ltd.’s common shares at the time the payments are made. The estimated payments reflected in the table are based on current accrual factors (including performance relative to targets and common share price) and assume that all outstanding balances were 100% vested as of December 31, 2010.

There are no provisions within White Mountains’ leasing agreements that would trigger acceleration of future lease payments. White Mountains does not finance its operations through the securitization of its trade receivables, through special purpose entities or through synthetic leases. Further, except as noted in the following paragraph, White Mountains has not entered into any material arrangements requiring it to guarantee payment of third-party debt or lease payments or to fund losses of an unconsolidated special purpose entity.

Through WMRe Sirius, White Mountains has a long-term investment as a stockholder in LUC Holdings, an entity that has entered into a head lease to rent the London Underwriting Center (“LUC”) through 2016. LUC Holdings in turn subleases space in the LUC. In the LUC Holdings stockholders agreement, the stockholders have guaranteed any shortfall between the head lease and the sub-leases on a joint and several basis. As a consequence, in recent years the stockholders have funded an operating shortfall of LUC. At December 31, 2010, White Mountains has recorded a liability of $5 million for its share of the expected future shortfall between LUC Holdings’ head lease payments and sub-lease receipts. White Mountains does not believe that future shortfalls, if any, will have a material impact on its results of operations.

White Mountains also has future binding commitments to fund certain private equity and other long-term investments. These commitments, which total approximately $96 million, do not have fixed funding dates and are therefore excluded from the table above.

WM Life Re reinsures death and living benefit guarantees associated with certain variable annuities issued in Japan.  WM Life Re has assumed the risk related to a shortfall between the account value and the guaranteed value that must be paid by the ceding company to an annuitant or to an annuitant’s beneficiary in accordance with the underlying annuity contracts. WM Life Re uses derivative instruments, including put options, interest rate swaps, total return swaps and futures contracts on major equity indices, currency pairs and government bonds, to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. As of December 31, 2010 the total guarantee value was approximately ¥237 billion (approximately $2.9 billion) and the related account values were approximately 82% of this amount.   The following table represents expected future cash outflows for WM Life Re’s reinsurance contracts.

Cash outflows Millions	Due in One Year or Less	Due in Two to Three Years	Due in Four to Five Years	Due After Five Years	Total
WM Life Re reinsurance contracts	$4	$5	$14	$736	$759

White Mountains purchases derivative instruments, including futures and over-the counter option contracts on interest rates, major equity indices, and foreign currencies, to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. At December 31, 2010, the fair value of these derivative instruments was $348 million. In addition, WM Life Re held approximately $326 million of cash and fixed maturity investments at December 31, 2010 posted as collateral to its reinsurance counterparties.

Share Repurchase Programs

The Company:

In 2006, White Mountains’ board of directors authorized the Company to repurchase up to 1 million of its common shares, from time to time, subject to market conditions.  On August 26, 2010, White Mountains’ board of directors authorized the Company to repurchase an additional 600,000 common shares. Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorization does not obligate The Company to acquire any specific number of shares.  This program does not have a stated expiration date. Since the inception of this program through December 31, 2010, the Company repurchased 1,097,736 common shares for $423 million.  During 2011, through February 24, 2011, the Company has repurchased and retired 196,725 of its common shares under this program for $68 million.

In addition to the shares repurchased under the share repurchase program, on October 31, 2008, White Mountains completed a transaction with Berkshire, through which Berkshire exchanged substantially all of its 16.3% stake in White Mountains (1,634,921 of its 1,724,200 common shares) for 100% of a White Mountains subsidiary which held CCIC, the International American Group and $708 million in cash. See the “Berkshire Exchange” on page 25.

OneBeacon Ltd.:

In 2007, OneBeacon Ltd.’s board of directors authorized OneBeacon Ltd. to repurchase up to $200 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. During 2010, OneBeacon repurchased and retired 0.7 million of its Class A common shares under this program for $11 million. During 2008, OneBeacon repurchased and retired 3.4 million of its Class A common shares under this program for $69 million. OneBeacon did not repurchase any shares in 2009.

Cash Flows

Detailed information concerning White Mountains’ cash flows during 2010, 2009 and 2008 follows:

Cash flows from operations for the years ended 2010, 2009, and 2008

Net cash flows provided from (used for) operations was $56 million, $(47) million and $89 million in 2010, 2009 and 2008, respectively.  Cash flows from operations decreased $136 million from 2008 to 2009 mainly due to a $138 million decrease in net investment income, primarily due to lower overall portfolio yields, shifts in portfolio mix to lower risk, lower yield investments and a decrease in the overall invested asset base. Cash flows from operations increased $103 million from 2009 to 2010 as a $44 million decrease in net investment income was more than offset by a $133 million increase in cash flows from operations at WM Life Re and a $14 million decrease in interest expense on debt. WM Life Re’s cash flows from operations reflect approximately $57 million and $177 million of net payments in 2010 and 2009 to purchase derivative instruments, fund collateral trusts and receive collateral provided by counterparties under the terms of existing derivative contracts as a result of losses at WM Life Re. In addition, a decrease in cash flows from operations in 2010 at OneBeacon resulting from the Commercial Lines Transaction and the Personal Lines Transaction was offset by an increase in cash from operations at Esurance. White Mountains does not believe that these trends will have a meaningful impact on its future liquidity or its ability to meet its future cash requirements.

Cash flows from investing and financing activities for the year ended December 31, 2010

Financing and Other Capital Activities

During the first quarter of 2010, the Company declared and paid a $9 million cash dividend to its common shareholders.

During 2010, the Company repurchased and retired 677,125 of its common shares for $222 million through its share repurchase program and 10,746 of its common shares for $4 million outside of its share repurchase program.

During 2010, OneBeacon Ltd. declared and paid $316 million of cash dividends to its common shareholders, including $80 million of regular quarterly dividends and a $236 million special dividend. White Mountains received a total of $240 million of these dividends.

During 2010, OneBeacon Ltd. repurchased and retired 0.7 million of its Class A common shares for $11 million through its share repurchase program.

During 2010, OBH repurchased and retired a portion of the outstanding OBH Senior Notes for $196 million and OneBeacon Insurance Company purchased a portion of the outstanding OBH Senior Notes for $1 million. In addition, during the first quarter of 2010, OneBeacon repaid in full the $14 million outstanding under the Atlantic Specialty Note.

During 2010, OneBeacon paid $30 million of interest on the OBH Senior Notes.

During 2010, White Mountains Re declared and paid $225 million of dividends to its immediate parent.

During 2010, White Mountains Re paid $26 million of interest on the WMRe Senior Notes and $19 million of dividends on the WMRe Preference Shares.

During 2010, White Mountains Re paid Sierra $43 million on the Sierra Note, which consisted of $33 million for the principal repayment and $10 million for accrued interest.  In accordance with an indemnification agreement, Berkshire reimbursed White Mountains $37 million related to the Sierra Note payments.

During 2010, White Mountains contributed $70 million to the Esurance segment.

During 2010, White Mountains contributed $45 million to WM Life Re.

Acquisitions and Dispositions

During the first quarter of 2010, White Mountains Re acquired Central National for $5 million.

During the third quarter of 2010, OneBeacon completed the Personal Lines Transaction and received consideration of approximately $167 million.

During 2010, OneBeacon received $10 million of additional consideration from the Commercial Lines Transaction.

During the fourth quarter of 2010, White Mountains sold its interest in Delos for $22 million.

Cash flows from investing and financing activities for the year ended December 31, 2009

Financing and Other Capital Activities

During the third quarter of 2009, the Company repaid the entire $200 million that had been drawn on the WTM Bank Facility. During 2009, the Company paid $4 million in interest on the WTM Bank Facility.

During the first quarter of 2009, the Company declared and paid a $9 million cash dividend to its common shareholders.

During 2009, OneBeacon Ltd. declared and paid $80 million of regular quarterly cash dividends to its common shareholders. White Mountains received a total of $60 million of these dividends.

During 2009, OBH repurchased and retired $11 million face value of outstanding OBH Senior Notes for $8 million and OBIC purchased $58 million face value of outstanding OBH Senior Notes for $55 million. In addition, during 2009, OneBeacon repaid the entire $41 million outstanding under its Mortgage Note.

During 2009, OneBeacon paid $37 million of interest on the OBH Senior Notes and repaid $2 million in principal on its other debt obligations.

During 2009, White Mountains Re declared and paid $480 million of cash distributions to its immediate parent, which included $350 million received in connection with the reorganization of its reinsurance operations and $30 million it received from Galileo prior to its sale.

During 2009, White Mountains Re paid $26 million of interest on the WMRe Senior Notes and $19 million of dividends on the WMRe Preference Shares.

During 2009, AFI declared and paid $4 million of capital distributions to its immediate parent.

During 2009, WM Advisors declared and paid $15 million of cash dividends to its immediate parent.

During 2009, White Mountains contributed $133 million to WM Life Re.

During 2009, White Mountains contributed $98 million to Esurance.

During 2009, White Mountains Re contributed $45 million to Scandinavian Re.

Acquisitions and Dispositions

During 2009, OneBeacon sold the renewal rights to its non-specialty commercial lines business for $23 million.

Cash flows from investing and financing activities for the year ended December 31, 2008

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

During 2008, the Company declared and paid $42 million in cash dividends to its common shareholders.  During the third quarter of 2008, the Company’s Board of Directors adopted a new dividend policy whereby the Company expects to declare a $1 per share annual dividend in the first quarter of each year, rather than the then current $2 per share quarterly dividend. As a result, the Company did not pay any dividends to its common share holders in the third and fourth quarters of 2008.

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

During 2008, OneBeacon Ltd. declared and paid $276 million of cash dividends to its common shareholders, including a $195 million special dividend and $80 million of regular quarterly dividends. White Mountains received a total of $206 million of these dividends.

During 2008, OneBeacon Ltd. repurchased and retired 3.4 million of its Class A common shares for $69 million through its share repurchase program.

In December 2008, OneBeacon contributed $25 million to OBIC, one of its regulated insurance operating subsidiaries.

During 2008, OneBeacon declared and paid $12 million in cash dividends on, and repaid the $300 million redemption value of, preferred stock issued to Berkshire, using funds that had been held in trust.

During the third quarter of 2008, OBH repurchased and retired $24 million face value of its outstanding OBH Senior Notes for $22 million.

During 2008, OneBeacon paid $40 million in interest on the OBH Senior Notes and repaid $2 million in principal on its other debt obligations.

During 2008, White Mountains Re paid $26 million of interest on the WMRe Senior Notes and $19 million of dividends on the WMRe Preference Share.

During 2008, White Mountains Re declared and paid $100 million of dividends to its immediate parent.

During 2008, White Mountains contributed $105 million to WM Life Re.

During 2008, White Mountains contributed $48 million to Esurance and $3 million to AFI.

Acquisitions and Dispositions

During the first quarter of 2008, White Mountains Re acquired Helicon Re Holdings, Ltd. for approximately $150 million.

During 2008, White Mountains acquired 100% of the outstanding debt and equity of AFI for $75 million.

During 2008, OneBeacon sold one of its inactive licensed subsidiaries, Farmers and Merchants Insurance Company, for $8 million.

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

Adjusted comprehensive income is a non-GAAP financial measure that excludes the change in equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes, from comprehensive income. In the calculation of comprehensive income under GAAP, fixed maturity investments are marked-to-market while the liabilities to which those assets are matched are not. Symetra attempts to earn a “spread” between what it earns on its investments and what it pays out on its products. In order to try to fix this spread, Symetra invests in a manner that tries to match the duration and cash flows of its investments with the required cash outflows associated with its life insurance and structured settlements products. As a result, Symetra typically earns the same spread on in-force business whether interest rates fall or rise. Further, at any given time, some of Symetra’s structured settlement obligations may extend 40 or 50 years into the future, which is further out than the longest maturing fixed maturity investments regularly available for purchase in the market (typically 30 years). For these long-dated products, Symetra is unable to fully match the obligation with assets until the remaining expected payout schedule comes within the duration of securities available in the market. If at that time, these fixed maturity investments have yields that are lower than the yields expected when the structured settlement product was originally priced, the spread for the product will shrink and Symetra will ultimately harvest lower returns for its shareholders. GAAP comprehensive income increases when rates decline, which would suggest an increase in the value of Symetra - the opposite of what is happening to the intrinsic value of the business. Therefore, White Mountains’ management and Board of Directors use adjusted comprehensive income when assessing Symetra’s quarterly financial performance. In addition, this measure is typically the predominant component of change in adjusted book value per share, which is used in calculation of White Mountains’ performance for both short-term (annual bonus) and long-term incentive plans. The reconciliation of adjusted comprehensive income to comprehensive income is included on page 46.

Adjusted book value per share is a non-GAAP measure which is derived by expanding the GAAP calculation of book value per White Mountains common share to exclude equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes. In addition, the number of common shares outstanding used in the calculation of adjusted book value per share are adjusted to exclude unearned restricted common shares, the compensation cost of which, at the date of calculation, has yet to be amortized. The reconciliation of adjusted book value per share to GAAP book value per share is included on page 45.

Total capital at White Mountains is comprised of White Mountains’ common shareholders’ equity, debt and noncontrolling interest in OneBeacon Ltd and the WMRe Preference Shares. Total adjusted capital excludes the equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes, from total capital. The reconciliation of total capital to total adjusted capital is included on page 62.

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

	Year Ended December 31,
	2010	2009	2008
GAAP expense ratio	31%	30%	29%
Referral fees	(2)%	(1)%	(1)%
Adjusted expense ratio	29%	29%	28%
GAAP combined ratio	105%	104%	106%
Referral fees	(2)%	(1)%	(1)%
Adjusted combined ratio	103%	103%	105%

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

Upon completion of each quarterly review, OneBeacon’s actuaries select indicated reserve levels based on the results of the actuarial methods described previously, which are the primary consideration in determining management’s best estimate of required reserves. However, in making its best estimate, management also considers other qualitative factors that may lead to a difference between held reserves and actuarially recommended levels in the future. Typically, these factors exist when management and OneBeacon’s actuaries conclude that there is insufficient historical reported and paid loss information or that trends included in the historical reported and paid loss information are unlikely to repeat in the future. Such factors include, among others, recent entry into new markets or new products, improvements in the claims department that are expected to lessen future ultimate loss costs and legal and regulatory developments. At December 31, 2010 and 2009, total carried reserves were 11.7% and 10.2% above the actuarial point estimate, respectively.

Loss and LAE Reserves by Line of Business

OneBeacon’s net loss and LAE reserves at December 31, 2010 and 2009 were as follows:

	December 31, 2010			December 31, 2009
Millions	Case	IBNR	Total	Case	IBNR	Total
Specialty insurance operations	$283.2	$498.2	$781.4	$215.6	$442.7	$658.3
Other insurance operations	335.1	285.8	620.9	519.1	564.5	1,083.6
Total	$618.3	$784.0	$1,402.3	$734.7	$1,007.2	$1,741.9

OneBeacon’s net loss and LAE reserves by line of business at December 31, 2010 and 2009 were as follows:

	December 31, 2010			December 31, 2009
Millions	Case	IBNR	Total	Case	IBNR	Total
Workers compensation	$171.0	$102.6	$273.6	$134.7	$126.7	$261.4
Personal automobile liability	83.2	35.4	118.6	254.4	117.6	372.0
Multiple peril	.1	135.7	135.8	(30.7)	222.4	191.7
Commercial automobile liability	81.3	53.7	135.0	90.5	68.9	159.4
General liability(1)	163.9	388.7	552.6	129.3	382.6	511.9
Homeowners/Farmowners	4.0	2.3	6.3	41.8	22.9	64.7
Other(2)	114.8	65.6	180.4	114.7	66.1	180.8
Total	$618.3	$784.0	$1,402.3	$734.7	$1,007.2	$1,741.9

(1)	Includes loss and LAE reserves related to professional liability.
(2)	Includes loss and LAE reserves related to marine liability.

For loss and allocated loss adjustment expense reserves, excluding A&E, the key assumption as of December 31, 2010 was that the impact of the various reserving factors, as described below, on future paid losses would be similar to the impact of those factors on the historical loss data with the following exceptions:

•      Severity trends have been relatively stable over the relevant historical period. The actuarial methods used would project losses assuming continued stability in severity trends. Management has considered future increases in loss severity trends in making its reserve selections.

•      During 2010, OneBeacon reassigned a significant amount of its claims to a run-off claims unit. While initial emerged losses have suggested better than expected outcomes, management has selected reserves more in line with its previous expectations.

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

Homeowners/Farmowners

Homeowners/Farmowners is generally considered a short-tail coverage. Most payments are related to the property portion of the policy, where the claim reporting and settlement process is generally restricted to the insured and the insurer. Claims on property coverage are typically reported soon after the actual damage occurs, although delays of several months are not unusual. The resulting settlement process is typically fairly short term, although exceptions do exist. The liability portion of the homeowners/farmowners policy generates claims which take longer to pay due to the involvement of litigation and negotiation, but with generally small reporting lags. Overall, the line is generally high frequency, low to moderate severity (except for catastrophes), with simple to moderate claim complexity.  Examples of common reserving factors that can change and, thus, affect the estimated homeowners/farmowners reserves include:

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

•      Policy provisions mix (e.g., deductibles, policy limits, or endorsements)

•      Degree of concentration of policyholders

•      Changes in underwriting standards

OneBeacon Loss and LAE Development

Loss and LAE development—2010

In 2010, OneBeacon experienced $51 million of favorable loss and LAE reserve development on prior accident year loss reserves. The favorable loss reserve development was primarily due to lower than expected severity on losses related to professional liability business, multiple peril liability and other general liability lines. The favorable development also included an $8 million release of commercial catastrophe reserves associated with storms occurring in 2004 and 2005.

Specifically, at December 31, 2009, management had revised its expectations downward with respect to future loss emergence in the professional liability business, which is included in the general liability line of business, which had initially been based on market analysis when this business was initiated in 2002 and 2003. However, during 2010, losses continued to be significantly lower than these revised expectations. As a result, management lowered its selected reserves on the earliest years which affected more recent years as total loss expectations for those years are based in part on prior years’ results. The impact of this revised estimate was a decrease to professional liability reserves of $19 million.

At December 31, 2009, management had recorded $8 million of reserves for certain claims related to catastrophes from accident years 2004 and 2005 related to OneBeacon’s excess property business. During 2010, these claims were resolved for amounts below OneBeacon’s policy coverage therefore the reserves were no longer necessary.

At December 31, 2009, based on actuarial techniques described above, management estimated that IBNR related to multiple peril liability was $171 million, or approximately 93% of case reserves of $184 million for accident years 2004 through 2009. During 2010, case incurred loss and allocated LAE (“ALAE”) was $66 million, which was less than expected for this line of business. As a result of the lower than expected case incurred loss and ALAE during 2010, the actuarial methods based on case incurred losses produced lower estimated ultimate losses for these accident years. As a result, at December 31, 2010, the IBNR was determined to be $86 million, or approximately 57% of the remaining case reserves. The impact of this revised estimate was a decrease to multiple peril liability reserves of $18 million.

At December 31, 2009, based on actuarial techniques described above, management estimated that IBNR related to general liability occurrence was $107 million, or approximately 265% of case reserves of $40 million for accident years 2004 through 2009. During 2010, case incurred loss and ALAE was $33 million, which was less than expected for this line of business. As a result of the lower than expected case incurred loss and ALAE during 2010, the actuarial methods based on case incurred losses produced lower estimated ultimate losses for these accident years. As a result, at December 31, 2010, the IBNR was determined to be $62 million, or approximately 164% of the remaining case reserves. The impact of this revised estimate was a decrease to general liability occurrence reserves of $12 million.

In addition to the development described for the lines of business above, management also recorded a $6 million net increase in IBNR in other lines of business as a result of its review of loss reserves at December 31, 2010. The change in IBNR for each other line of business was not individually significant.

Loss and LAE development—2009

In 2009, OneBeacon experienced $83 million of favorable loss and LAE reserve development on prior accident year loss reserves. The favorable loss reserve development was primarily related to lower than expected severity on losses. The favorable loss reserve development was primarily related to professional liability business, multiple peril liability and other general liability lines and was partially offset by adverse loss reserve development at AutoOne.

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

At December 31, 2008, management had estimated that future payments from PIP litigation from AutoOne business would be approximately $8 million. During 2009, the legal expenses related to this litigation were higher than expected. As a result, management increased estimates of all accident years for AutoOne. The total increase in estimate was $33 million.

At December 31, 2008, based on actuarial techniques described above, management estimated that IBNR related to multiple peril liability was $174 million, or approximately 85% of case reserves of $205 million for 2002 and subsequent accident years. During 2009, case incurred loss and ALAE was $37 million, which was less than expected for this line of business. As a result of the lower than expected case incurred loss and ALAE during 2009, the actuarial methods based on case incurred losses produced lower estimated ultimate losses for these accident years. As a result, at December 31, 2009, the IBNR was determined to be $95 million, or approximately 73% of the remaining case reserves. The impact of this revised estimate was a decrease to multiple peril liability reserves of $43 million.

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

Loss and LAE development—2008

In 2008, OneBeacon experienced $62 million of favorable loss reserve development, primarily related to lower than expected severity on losses.  The favorable loss reserve development was primarily related to professional liability business and multiple peril liability and was partially offset by adverse loss reserve development at AutoOne and in legacy run-off.

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

Range of Reserves by Line of Business

OneBeacon’s range of reserve estimates at December 31, 2010 was evaluated to consider the strengths and weaknesses of the actuarial methods applied against OneBeacon’s historical claims experience data. The following table shows the recorded reserves and the high and low ends of OneBeacon’s range of reasonable loss reserve estimates at December 31, 2010. The high and low ends of OneBeacon’s range of reserve estimates in the table below are based on the results of various actuarial methods described above.

	December 31, 2010
Millions	Low	Recorded	High
Specialty insurance operations	$626	$781.4	$807
Other insurance operations	455	620.9	665
Total	$1,081	$1,402.3	$1,472

The following table shows the recorded reserves and the high and low ends of OneBeacon’s range of reasonable loss and LAE reserve estimates by line of business at December 31, 2010.

	December 31, 2010
Millions	Low	Recorded	High
Workers compensation	$198	$273.6	$292
Personal automobile liability	110	118.6	131
Multiple peril	67	135.8	141
Commercial automobile liability	120	135.0	138
General liability	405	552.6	570
Homeowners/Farmowners	6	6.3	7
Other	175	180.4	193
Total	$1,081	$1,402.3	$1,472

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

The percentages shown in the following table represent the linear interpolation of where OneBeacon’s recorded loss and LAE reserves are within the range of reserves estimates by line of business at December 31, 2010 and 2009, where the low end of the range equals zero, the middle of the range equals 50% and the high end of the range equals 100%.

	December 31,
(expressed as a percentage of the range)	2010	2009
Workers compensation	80%	58%
Personal automobile liability	40	50
Multiple peril	93	89
Commercial automobile liability	82	74
General liability	90	94
Homeowners/Farmowners	33	76
Other	34	97
Total	82%	78%

During 2010, emerged loss experience for workers compensation was lower than had been projected by several of the actuarial methods. As this favorable emerged loss experience coincides with some significant changes in claims staffing, management has selected reserves consistent with previous projections which results in selected reserves being higher in the range.

At year-end 2009, management had recorded reserves in other lines for catastrophe claims from accident years 2004 and 2005 above the actuarial projections. During 2010, these losses were settled and are no longer included in the outstanding reserves as of December 31, 2010. As a result, management selected reserves at year-end 2010 lower in the range of actuarial methods.

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

•      Workers compensation: Recorded reserves for workers compensation were $274 million at December 31, 2010. The two most important assumptions for workers compensation reserves are loss development factors and loss cost trends, particularly medical cost inflation. Loss development patterns are dependent on medical cost inflation. Approximately half of the workers compensation net reserves are related to future medical costs. Across the entire reserve base, a 0.5 point change in calendar year medical inflation would have changed the estimated net reserve by approximately $49 million at December 31, 2010, in either direction.

•      Professional liability:  Recorded reserves for professional liability were $364 million across all lines at December 31, 2010. A key assumption for professional liability is the implicit loss cost trend, particularly the severity inflation trend component of loss costs. Across the entire reserve base, a 10.0 point change in assumed annual severity would have changed the estimated net reserve by approximately $60 million at December 31, 2010, in either direction.

•      Multiple peril liability: Recorded reserves for multiple peril were $136 million at December 31, 2010. Reported loss development patterns are a key assumption for these lines of business, particularly for more mature accident years. Historically, assumptions on reported loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g. construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. If case reserve adequacy for non-construction defect claims changed by 10.0 points this would have changed the estimated net reserve by approximately $20 million at December 31, 2010, in either direction.

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

OneBeacon also incurred A&E losses via its participation in industry pools and associations. The most significant of these pools was Excess Casualty Reinsurance Association (“ECRA”), which provided excess liability reinsurance to U.S. insurers from 1950 until the early 1980s. ECRA incurred significant liabilities for A&E, of which OneBeacon bears approximately a 4.7% share, or $32 million and $36 million at December 31, 2010 and 2009, respectively, which is fully reflected in OneBeacon’s loss and LAE reserves.

More recently, since the 1990s, OneBeacon has experienced an increase in claims from commercial insureds, including many non-Fortune 500-sized accounts written during the 1970s and 1980s, who are named as defendants in asbestos lawsuits. As a number of large well-known manufacturers of asbestos and asbestos-containing products have gone into bankruptcy, plaintiffs have sought recoveries from peripheral defendants, such as installers, transporters or sellers of such products, or from owners of premises on which the plaintiffs’ exposure to asbestos allegedly occurred. At December 31, 2010, 478 policyholders had asbestos-related claims against OneBeacon. In 2010, 103 new insureds with such peripheral involvement presented asbestos claims under prior OneBeacon policies.

Historically, most asbestos claims have been asserted as product liability claims. Recently, insureds who have exhausted the available products liability limits of their insurance policies have sought from insurers such as OneBeacon payment for asbestos claims under the premises and operations coverage of their liability policies, which may not be subject to similar aggregate limits. OneBeacon expects this trend to continue. However, to date there have been fewer of these premises and operations coverage claims than product liability coverage claims. This may be due to a variety of factors, including that it may be more difficult for underlying plaintiffs to establish losses as stemming from premises and operations exposures, which requires proof of the defendant’s negligence, rather than products liability under which strict legal liability applies. Premises and operations claims may vary significantly and policyholders may seek large amounts, although such claims frequently settle for a fraction of the initial alleged amount. Accordingly, there is a great deal of variation in damages awarded for the actual injuries. As of December 31, 2010, there were approximately 265 active claims by insureds against OneBeacon without product liability coverage asserting operations or premises coverage, which may not be subject to aggregate limits under the policies.

OneBeacon has a reinsurance contract with National Indemnity Company (“NICO”, a subsidiary of Berkshire) under which OneBeacon is entitled to recover from NICO up to $2.5 billion in the future for asbestos claims arising from business written by OneBeacon in 1992 and prior, environmental claims arising from business written by OneBeacon in 1987 and prior, and certain other exposures, including mass torts. Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon’s third-party reinsurers in existence at the time the NICO Cover was executed (“Third-Party Recoverables”). As a result, the Third-Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. Any amounts uncollectible from third-party reinsurers due to dispute or the reinsurers’ financial inability to pay are covered by NICO under its agreement with OneBeacon. Third-Party Recoverables are typically for the amount of loss in excess of a stated level each year. Of claim payments from 2000 through 2010, approximately 44% of asbestos and environmental losses have been recovered under the historical third-party reinsurance.

In September 2008, OneBeacon completed a study of its A&E exposures. This study considered, among other items, (1) facts, such as policy limits, deductibles and available third-party reinsurance, related to reported claims; (2) current law; (3) past and projected claim activity and past settlement values for similar claims; (4) industry studies and events, such as recent settlements and asbestos related bankruptcies; and (5) collectibility of third-party reinsurance. Based on the study, OneBeacon increased its best estimate of incurred losses ceded to NICO, net of underlying reinsurance, by $83 million to $2.2 billion, which is within the $2.5 billion coverage provided by the NICO Cover. The increase in the estimate of incurred A&E losses was principally driven by raised projections for claims related to asbestos. Based on the results of the study, OneBeacon believes that, under all reasonable scenarios, ultimate incurred losses will not exceed the NICO Cover. Due to the NICO Cover, there was no impact to income or equity from the change in estimate.

As part of its previously described actuarial review process, OneBeacon reviews A&E activity each quarter and compares that activity to what was assumed in the most recently completed internal study. As of December 31, 2010, OneBeacon noted no change in the range of reasonable outcomes around its best estimate described above.

As noted above, OneBeacon has ceded estimated incurred losses of approximately $2.2 billion of the coverage provided by NICO at December 31, 2010. Since entering into the NICO Cover, approximately 5% of the $2.2 billion of utilized coverage relates to uncollected amounts from third-party reinsurers through December 31, 2010. Net losses paid totaled approximately $1.4 billion as of December 31, 2010, with $182 million paid in 2010. Asbestos payments during 2010 reflect payments resulting from intensified efforts by claimants to resolve asbestos claims prior to the potential enactment of U.S. federal asbestos legislation. To the extent that OneBeacon’s estimate of ultimate A&E losses as well as the estimate and collectibility of Third-Party Recoverables differs from actual experience, the remaining protection under the NICO Cover may be more or less than the approximate $320 million that OneBeacon estimates remained at December 31, 2010.

OneBeacon’s reserves for A&E losses, net of Third-Party Recoverables but prior to NICO recoveries, were $0.7 billion at December 31, 2010. An industry benchmark of reserve adequacy is the “survival ratio”, computed as a company’s reserves divided by its historical average yearly loss payments. This ratio indicates approximately how many more years of payments the reserves can support, assuming future yearly payments are equal to historical levels. OneBeacon’s survival ratio was 10.7 years at December 31, 2010. This was computed as the ratio of A&E reserves, net of Third-Party Recoverables prior to the NICO Cover of $0.7 billion plus the remaining unused portion of the NICO Cover of $320 million, to the average A&E loss payments over the three-year period ended December 31, 2010, net of Third-Party Recoverables. OneBeacon’s survival ratio was 11.6 years at December 31, 2009. OneBeacon believes that as a result of the NICO Cover and its historical third-party reinsurance programs, OneBeacon should not experience material financial loss from A&E exposures under current coverage interpretations and that its survival ratio compares favorably to industry survival ratios. However, the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid using recent annual average payments. Many factors, such as aggressive settlement procedures, mix of business and coverage provided, have a significant effect on the amount of A&E reserves and payments and the resultant survival ratio. Thus, caution should be exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.

OneBeacon’s reserves for A&E losses at December 31, 2010 represent management’s best estimate of its ultimate liability based on information currently available. Based on this estimate, OneBeacon believes the NICO Cover will be adequate to cover all of its A&E obligations. However, as case law expands, medical and clean-up costs increase and industry settlement practices change, OneBeacon may be subject to A&E losses beyond currently estimated amounts. Therefore, OneBeacon cannot guarantee that its A&E loss and LAE reserves, plus the remaining coverage under the NICO Cover, will be sufficient to cover additional liability arising from any such unfavorable developments. See Note 3—“Reserves for Unpaid Loss and LAE—Asbestos and environmental loss and LAE reserve activity” of the accompanying historical consolidated financial statements for more information regarding its A&E reserves.

OneBeacon A&E Claims Activity

OneBeacon’s A&E claim activity for the last two years is illustrated in the table below:

	Year Ended December 31,
A&E Claims Activity	2010	2009
Asbestos
Accounts with asbestos claims at the beginning of the year	482	474
Accounts reporting asbestos claims during the year	103	93
Accounts on which asbestos claims were closed during the year	(107)	(85)
Accounts with asbestos claims at the end of the year	478	482
Environmental
Accounts with environmental claims at the beginning of the year	384	378
Accounts reporting environmental claims during the year	106	131
Accounts on which environmental claims were closed during the year	(137)	(125)
Accounts with environmental claims at the end of the year	353	384
Total
Total accounts with A&E claims at the beginning of the year	866	852
Accounts reporting A&E claims during the year	209	224
Accounts on which A&E claims were closed during the year	(244)	(210)
Total accounts with A&E claims at the end of the year	831	866

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

Loss and LAE Reserves by Class of Business

White Mountains Re’s net loss and LAE reserves by class of business at December 31, 2010 and 2009 were as follows:

Net loss and LAE reserves by class of business	December 31, 2010			December 31, 2009
Millions	Case	IBNR	Total	Case	IBNR	Total
Casualty (excluding A&E)	$189.3	$408.8	$598.1	$180.2	$471.8	$652.0
Other property	180.9	96.7	277.6	189.1	96.4	285.5
A&E(1)	55.8	113.8	169.6	48.0	116.5	164.5
Aviation and space	91.2	50.4	141.6	97.0	27.8	124.8
Property catastrophe excess	133.8	45.4	179.2	78.3	22.6	100.9
Accident & health	36.1	72.5	108.6	31.7	64.9	96.6
Agriculture	—	11.3	11.3	—	8.1	8.1
Marine	82.8	37.3	120.1	101.7	39.3	141.0
Contingency	1.5	4.8	6.3	2.5	3.4	5.9
Trade Credit	45.1	22.9	68.0	46.6	21.3	67.9
Run-off (2)	82.4	227.8	310.2	40.4	178.5	218.9
Total	$898.9	$1,091.7	$1,990.6	$815.5	$1,050.6	$1,866.1

(1)	White Mountains Re’s A&E exposures are predominantly attributable to WMRe America, and are principally the result of run-off of businesses acquired in the 1990s.
(2)	Included in this class is primarily the run-off exposures from various acquisitions.

As with insurance reserves, the process of estimating reinsurance reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain. Based on the above, such uncertainty may be larger relative to the reserves for a company that principally writes reinsurance compared to an insurance company, and certainty may take a longer time to emerge.

In order to reduce the potential uncertainty of loss reserve estimation, White Mountains Re obtains information from numerous sources to assist in the process. White Mountains Re’s underwriting and pricing actuaries devote considerable effort to understanding and analyzing each insured’s operations and loss history during the underwriting of the business, using a combination of insured and industry statistics. Such statistics normally include historical premium and loss data by class of business, individual claim information for larger claims, distributions of insurance limits provided, loss reporting and payment patterns, and rate change history. This analysis is used to project expected loss ratios for each treaty during the upcoming contract period. These expected ultimate loss ratios are aggregated across all treaties and are input directly into the loss reserving process to generate the expected loss ratios that are used to estimate IBNR.

Upon notification of a loss from an insured (typically a ceding company), White Mountains Re establishes case reserves, including LAE reserves, based upon White Mountains Re’s share of the amount of reserves established by the insured and White Mountains Re’s independent evaluation of the loss. In cases where available information indicates that reserves established by a ceding company are inadequate, White Mountains Re establishes case reserves or IBNR in excess of its share of the reserves established by the ceding company. In addition, specific claim information reported by insureds or obtained through claim audits can alert management to emerging trends such as changing legal interpretations of coverage and liability, claims from unexpected sources or classes of business, and significant changes in the frequency or severity of individual claims where customary. Generally, ceding company audits are not customary outside the United States. This information is often used to supplement estimates of IBNR.

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

Backlogs in the recording of assumed reinsurance can also complicate the accuracy of loss reserve estimation. As of December 31, 2010, there were no significant backlogs related to the processing of assumed reinsurance information at White Mountains Re.

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

White Mountains Re also obtains reinsurance whereby another reinsurer contractually agrees to indemnify White Mountains Re for all or a portion of the risks underwritten by White Mountains Re. Such arrangements, where one reinsurer provides reinsurance to another reinsurer, are usually referred to as “retrocessional reinsurance” arrangements. White Mountains Re establishes estimates of amounts recoverable from retrocessional reinsurance in a manner consistent with the loss and LAE liability associated with reinsurance contracts offered to its customers, net of an allowance for uncollectible amounts, if any. Net reinsurance loss reserves represent loss and LAE reserves reduced by ceded reinsurance recoverable on unpaid losses.

In 2010, White Mountains Re had net favorable loss reserve development of $57 million, primarily related to short-tailed lines, such as property, accident & health and marine, in recent underwriting years. Included in the $57 million favorable loss reserve development was the recognition of $16 million in deferred gains from a retrocessional reinsurance contract that incepted in 2000 and was fully collected in 2010. In 2009, White Mountains Re recorded $30 million of net favorable loss reserve development due mainly to a $20 million cession under a retrocessional contract related to the 2001 accident year (substantially offset in the combined ratio and pre-tax income by $10 million of retroceded premiums as well as $7 million of interest charges on funds held under the contract) and favorable commutation activity on certain old casualty treaties, partially offset by $18 million of loss reserve additions related to A&E exposures.

In the first quarter of 2008, White Mountains Re recorded $41 million of adverse loss reserve development related principally to WMRe America’s construction defect exposed accounts from underwriting years 2001 and prior. As a result of the first quarter reserve development, in the second quarter of 2008 management performed a comprehensive loss Reserve Review. The Reserve Review was conducted by management, including internal underwriting, claims and actuarial personnel, with assistance from external consultants. The Reserve Review included all of WMRe America’s non-A&E casualty loss reserves as well as certain lines of business at WMRe Sirius. The Reserve Review resulted in $140 million of additional adverse loss reserve development at WMRe America, partially offset by $85 million of favorable loss reserve development at WMRe Sirius. The adverse loss reserve development at WMRe America was predominantly attributable to its casualty reinsurance book written in the 1996-2002 underwriting years, whereas the favorable loss reserve development at WMRe Sirius was mainly attributable to its property reinsurance book. In total, for 2008, White Mountains Re recorded $80 million of adverse loss development.

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

The actuarial analysis is a primary consideration for management in determining its best estimate of loss and LAE reserves. In making its best estimate, management also considers other qualitative factors that may lead to a difference between its best estimate of loss and LAE reserves and the actuarial point estimate. Typically, these factors exist when management and the company’s actuaries conclude that there is insufficient historical incurred and paid loss information or that trends included in the historical incurred and paid loss information are unlikely to repeat in the future. These factors may include, among others, changes in the techniques used to assess underwriting risk, more accurate and detailed levels of data submitted with reinsurance applications, the uncertainty of the current reinsurance pricing environment, the level of inflation in loss costs, changes in ceding company reserving practices, and legal and regulatory developments. At December 31, 2010 and 2009, total carried reserves were 2.6% and 1.4% above the actuarial point estimate, respectively.

The following table illustrates White Mountains Re’s recorded net loss and LAE reserves and high and low estimates for those classes of business for which a range is calculated, at December 31, 2010.

Net loss and LAE reserves by class of business	December 31, 2010
Millions	Low	Recorded	High
Casualty (excluding A&E)	$531	$598.1	$624
Other property	257	277.6	299
A&E	152	169.6	183
Aviation and space	131	141.6	151
Property catastrophe excess	151	179.2	179
Accident & health	101	108.6	117
Agriculture	11	11.3	12
Marine	111	120.1	129
Contingency	6	6.3	7
Trade Credit	58	68.0	68
Run-off	234	310.2	330
Total	$1,743	$1,990.6	$2,099

The probability that ultimate losses will fall outside of the range of estimates by class of business is higher for each class of business individually than it is for the sum of the estimates for all classes taken together due to the effects of diversification. Management believes that it is reasonably likely that actual ultimate losses will fall within the total range noted above because the ranges were developed by using generally accepted actuarial methods supplemented with input of underwriting and claims staff. However, due to the inherent uncertainty, ultimate losses may deviate, perhaps materially, from the recorded reserve amounts and could be above or below the range of actuarial projections.

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

Net incurred loss and LAE activity	Year Ended December 31,
Millions	2010	2009
Asbestos	$7.3	$18.4
Environmental	(1.3)	(.7)
Total	$6.0	$17.7

In 2010 and 2009, White Mountains Re recorded $7 million and $18 million of asbestos-related IBNR losses and LAE.  The 2010 addition to asbestos related IBNR occurred in the first half of 2010 prior to the in-depth analysis addressed below. These increases were the result of management’s monitoring of a variety of metrics including:  actual paid and reported claims activity; net survival ratios; peer comparisons; and industry benchmarks.  In each of 2010 and 2009, White Mountains Re recorded $(1) million of environmental losses.

In the third quarter 2010, WMRe America completed an in-depth analysis of its asbestos exposure, which was an update to the 2007 asbestos study described below. The main focus of the analysis was on the internal claims analysis of all treaty and facultative contracts likely to have asbestos exposure at June 30, 2010.  This analysis entailed examining total expected asbestos losses and LAE from a variety of information sources, including asbestos studies, data reported to WMRe America and external benchmarking scenarios.  The combined effect of all these estimates resulted in no further increase in IBNR for asbestos losses and LAE as a result of the 2010 in-depth analysis.

In 2007, White Mountains Re completed a detailed, ground-up asbestos exposure study. The study analyzed potential exposure to loss of all insureds that had reported at least $250,000 in losses to WMRe America through reinsurance contracts as of June 30, 2007 and a significant sample of all other insureds that had reported losses of less than $250,000, whose sample findings were extrapolated to the entire population. The combined effect of all these estimates resulted in an increase of $52 million in IBNR for asbestos losses and LAE in 2007.

White Mountains Re’s net reserves for A&E losses were $170 million and $165 million at December 31, 2010 and 2009, respectively. White Mountains Re’s A&E three-year net losses paid survival ratio was approximately 12.5 years at December 31, 2010 and 12.3 years at December 31, 2009.

The following tables show gross and net loss and LAE payments for A&E exposures for the years ending December 31, 2002 through December 31, 2010:

Millions	Asbestos paid loss and LAE		Environmental paid loss and LAE
Year ended December 31,	Gross	Net	Gross	Net
2002	$5.9	$4.5	$3.2	$2.9
2003	10.7	7.4	1.7	1.1
2004	19.3	14.3	1.5	1.4
2005	11.7	12.2	4.8	4.0
2006	9.8	7.9	.6	.5
2007	12.3	10.7	2.0	1.7
2008	19.7	14.3	2.2	1.6
2009	11.4	10.3	1.5	1.5
2010	14.5	12.1	.8	.9

White Mountains Re A&E Claims Activity

Generally, White Mountains Re sets up claim files for each reported claim by each cedent for each individual insured. In many instances, a single claim notification from a cedent could involve several years and layers of coverage resulting in a file being set up for each involvement. Precautionary claim notices are submitted by the ceding companies in order to preserve their right to pursue coverage under the reinsurance contract. Such notices do not contain an incurred loss amount. Accordingly, an open claim file is not established. As of December 31, 2010, White Mountains Re had 1,223 open claim files for asbestos and 268 open claim files for environmental exposures.

White Mountains Re’s A&E claim activity for the last two years is illustrated in the table below.

	Year ended December 31,
A&E Claims Activity	2010	2009
Asbestos
Total asbestos claims at the beginning of the year	1,158	1,213
Asbestos claims — Central National acquisition	17	—
Asbestos claims reported during the year	229	199
Asbestos claims closed during the year	(181)	(254)
Total asbestos claims at the end of the year	1,223	1,158
Environmental
Total environmental claims at the beginning of the year	252	281
Environmental claims — Central National acquisition	9	—
Environmental claims reported during the year	60	52
Environmental claims closed during the year	(53)	(81)
Total environmental claims at the end of the year	268	252
Total
Total A&E claims at the beginning of the year	1,410	1,494
A&E claims — Central National acquisition	26	—
A&E claims reported during the year	289	251
A&E claims closed during the year	(234)	(335)
Total A&E claims at the end of the year	1,491	1,410

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

After reviewing the indications from a variety of commonly accepted actuarial methods, Esurance actuaries select an indicated reserve level for each accident period, which is the primary consideration in determining management’s best estimate of required reserves.  However, in making its best estimate, management also considers other qualitative factors that may lead to a difference between held reserves and actuarially recommended levels.  Such factors may include, among others, improvements in the claims department, regulatory developments, level of inflation in loss costs, and legislative or legal changes.  At both December 31, 2010 and 2009, total carried reserves were 3% above the actuarial point estimate.

Loss and LAE Reserves by Class of Business

Esurance’s net loss and LAE reserves by class of business at December 31, 2010 and 2009 were as follows:

Net loss and LAE reserves by class of business	December 31, 2010			December 31, 2009
Millions	Case	IBNR	Total	Case	IBNR	Total
Personal auto liability	$214.7	$197.9	$412.6	$205.8	$186.6	$392.4
Personal auto physical damage	13.0	(8.3)	4.7	17.3	(6.3)	11.0
Total	$227.7	$189.6	$417.3	$223.1	$180.3	$403.4

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

The following table illustrates Esurance’s recorded net loss and LAE reserves and high and low estimates at December 31, 2010.

Net loss and LAE reserves by class of business	December 31, 2010
Millions	Low	Recorded	High
Personal auto liability	$372	$412.6	$431
Personal auto physical damage	3	4.7	7
Total	$375	$417.3	$438

The recorded reserves represent management’s best estimate of unpaid loss and LAE by line of business.  Esurance uses the results of several different actuarial methods to develop its estimate of ultimate reserves.  Esurance believes that it is reasonably likely that actual ultimate paid losses will fall within the ranges noted above because the ranges were developed by using several different generally accepted actuarial methods.  However, due to the inherent uncertainty, ultimate losses may deviate, perhaps materially, from the recorded reserve amounts and could be above or below the range of actuarial projections.

2. Fair Value Measurements

General

On January 1, 2008, White Mountains adopted ASC 820-10, Fair Value Measurements. ASC 820-10 provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price) at a particular measurement date. The Statement establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”).

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

Invested Assets

White Mountains’ invested assets measured at fair value include fixed maturity securities, common and preferred equity securities, convertible fixed maturity securities and interests in hedge funds and private equity funds.

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

As of December 31, 2010, approximately 94% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturities, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturities including corporate debt, state and other governmental debt, convertible fixed maturity securities and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include White Mountains’ investments in hedge funds and private equity funds, as well as investments in debt securities, including certain asset-backed securities, where quoted market prices are unavailable. White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by the outside pricing service to determine fair value. The outside pricing services used by White Mountains have indicated that they will only provide prices where observable inputs are available. White Mountains’ process to validate the market prices obtained from the outside pricing sources includes, but is not limited to, periodic evaluation of model pricing methodologies and monthly analytical reviews of certain prices. White Mountains also periodically performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price.

White Mountains’ investments in debt securities, including asset-backed securities, are generally valued using matrix and other pricing models. Key inputs include benchmark yields, benchmark securities, reported trades, issuer spreads, bids, offers, credit ratings and prepayment speeds.

The following table summarizes White Mountains’ fair value measurements and the percentage of Level 3 investments at December 31, 2010:

	December 31, 2010
Millions	Fair value	Level 3 Inputs	Level 3 Inputs as a % of total fair value
US Government and agency obligations	$409.1	$—	—%
Debt securities issued by industrial corporations	2,358.0	.6	—
Municipal obligations	4.3	—	—
Mortgage-backed and asset-backed securities	2,472.3	65.8	2.7
Foreign government, agency and provincial obligations	1,046.5	—	—
Preferred stocks	89.7	71.4	79.6
Fixed maturities	6,379.9	137.8	2.2
Common equity securities	710.0	71.2	10.0
Convertible fixed maturity investments	160.2	—	—
Short-term investments	1,106.3	—	—
Other long-term investments (1)	334.2	334.2	100.0
Total investments	$8,690.6	$543.2	6.3%

(1)          Excludes carrying value of $41.9 associated with other long-term investments accounted for using the equity method.

White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturities at December 31, 2010 comprise securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.

The following table summarizes the changes in White Mountains’ fair value measurements by level for the year ended December 31, 2010:

			Level 3 Investments
Millions	Level 1 Investments	Level 2 Investments	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other long-term investments	Total
Balance at January 1, 2010	$3,211.8	$5,434.1	$119.1	$122.2	$—	$325.6	$9,212.8
Total realized and unrealized gains (losses)(1)	125.5	46.0	5.7	(6.6)	—	32.4	203.0
Amortization/Accretion	1.2	(41.7)	(1.6)	—	—	—	(42.1)
Purchases(2)	19,983.2	5,955.7	81.9	.2	—	65.4	26,086.4
Sales	(21,248.6)	(5,361.8)	(25.3)	(44.6)	—	(104.2)	(26,784.5)
Transfers in	5.6	51.4	9.4	—	—	15.0	81.4
Transfers out	—	(15.0)	(51.4)	—	—	—	(66.4)
Balance at December 31, 2010	$2,078.7	$6,068.7	$137.8	$71.2	$—	$334.2	$8,690.6

(1)	Includes unrealized foreign exchange gains and losses recognized as a component of other comprehensive income in reporting currency translation.
(2)	Includes investments acquired as part of the Central National acquisition.

Fair Value Measurements — transfers between levels

Transfers between levels are recorded using the fair value measurement as of the end of the quarterly period in which the event or change in circumstance giving rise to the transfer occurred.

Transfers into Level 3 other long-term investments of $15.0 million represent the deconsolidation of White Mountains’ investment in Tuckerman Fund II due to the adoption of revisions to the guidance for variable interest entities under ASU 2009-17 (see Note 1).   In addition, during the 2010, five securities which had been classified as Level 3 measurements in prior periods were recategorized as Level 2 measurements because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available at December 31, 2010. These measurements consist of “Transfers out” of $51.4 million in fixed maturities for the period ended December 31, 2010.  A security that was classified as a Level 2 investment in prior periods was priced with unobservable inputs during the current period and represents the transfers in of $9.4 million in Level 3 investments.  The fair value of this security was estimated using industry standard pricing models, in which management selected inputs using its best judgment.  These inputs principally included benchmark yields, benchmark securities, reported trades, issuer spreads, bids, offers, credit ratings and prepayment speeds. The pricing models used by White Mountains use the same valuation methodology for all Level 3 measurements for fixed maturities. The security is considered to be Level 3 because the measurements are not directly observable. At December 31, 2010, the estimated fair value for this securities determined using the industry standard pricing models was $1.2 million more than the estimated fair value based upon quoted prices provided by a third party.   One security that was classified as a Level 2 investment in the prior periods due to restrictions on selling the security was transferred to a Level 1 investment when the restrictions lapsed during the year.  This represents the “Transfers In” of $5.6 million within Level 1 investments.

The following table summarizes the amount of total gains (losses) included in earnings attributable to unrealized investment gains (losses) for Level 3 investments for years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
Millions	2010	2009	2008
Fixed maturities	$10.2	$47.3	$(60.8)
Common equity securities	(19.2)	14.7	(16.7)
Convertible fixed maturities	—	.1	—
Other long-term investments	39.0	65.0	(161.4)
Total unrealized investment gains (losses), pre-tax - Level 3 investments	$30.0	$127.1	$(238.9)

Symetra Warrants

White Mountains holds warrants to acquire common shares of Symetra. The warrants are recorded at fair value.   White Mountains uses a Black-Scholes valuation model to determine the fair value of the Symetra warrants. The major assumptions used in valuing the Symetra warrants at December 31, 2010 were a risk-free rate of 1.29%, volatility of 25%, an expected life of 3.58 years, a strike price of $11.49 per share and a share price of $13.70 per share. Symetra’s warrants are not publicly traded. Accordingly, the fair value measurement of the warrants is based on observable and unobservable inputs.  Due to an insufficient history of Symetra’s volatility, it is classified as a Level 3 measurement.

Other Long-Term Investments

Other long-term investments accounted for at fair value at December 31, 2010 are comprised of $160 million in hedge funds and $160 million in private equity funds.  At December 31, 2010, all of White Mountains’ investments in hedge funds and private equity funds that were included in other long-term investments were in the form of limited partnership and limited liability corporation interests. At December 31, 2010, White Mountains held limited partnership and limited liability corporation investments in 18 hedge funds and 34 private equity funds.  The largest investment in a single fund was $49 million at December 31, 2010.

The fair value of White Mountains’ investments in hedge funds and private equity funds is based upon White Mountains’ proportionate interest in the underlying fund’s net asset value, which is deemed to approximate fair value.  White Mountains employs a number of procedures to assess the reasonableness of the fair value measurements for its other long-term investments including obtaining and reviewing each fund’s audited financial statements and discussing each fund’s pricing with the fund’s manager.  However, since the fund managers do not provide sufficient information to independently evaluate the pricing inputs and methods for each underlying investment, the inputs are considered to be unobservable.  Accordingly, the fair values of White Mountains’ investments in hedge funds and private equity funds have been classified as Level 3.

In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fund manager uses current market prices to determine fair value. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund’s net asset value.  In circumstances where White Mountains’ portion of a fund’s net asset value is deemed to differ from fair value due to illiquidity or other factors associated with White Mountains’ investment in the fund, the net asset value is adjusted accordingly.  At December 31, 2010, White Mountains did not record an adjustment to the net asset value related to its investments in hedge funds or private equity funds.

Sensitivity analysis of likely returns on hedge fund and private equity fund investments

White Mountains’ investment portfolio includes investments in hedge funds and private equity funds. At December 31, 2010, the value of investments in hedge funds and in private equity funds was $160 million and $160 million, respectively.  The underlying investments are typically publicly traded and private common equity investments, and, as such, are subject to market risks that are similar to White Mountains’ common equity securities.  The following illustrates the estimated effect on December 31, 2010 fair value resulting from a 10% change and a 30% change in market value:

	December 31, 2010
	Change in fair value		Change in fair value
Millions	10% decline	10% increase	30% decline	30% increase
Hedge funds	$(16.0)	$16.0	$(48.0)	$48.0
Private equity funds	$(16.0)	$16.0	$(48.0)	$48.0

Hedge fund and private equity fund returns are commonly measured against the benchmark returns of hedge fund indices and/or the S&P 500 Index.  The historical returns for each index in the past 5 full years are listed below:

	Year Ended December 31,
	2010	2009	2008	2007	2006
HFRX Equal Weighted Strategies Index	5.3%	11.4%	-21.9%	4.0%	8.8%
S&P 500 Index	15.1%	26.5%	-37.0%	5.5%	15.8%

Valuation of Variable Annuity Reinsurance Liabilities

White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. White Mountains carries the benefit guarantees at fair value. The fair value of the guarantees is estimated using actuarial and capital market assumptions related to the projected discounted cash flows over the term of the reinsurance agreement. The valuation uses assumptions about surrenders rates, market volatilities and other factors, and includes a risk margin which represents the additional compensation a market participant would require to assume the risks related to the business. The selection of surrender rates, market volatility assumptions, risk margins and other factors require the use of significant management judgment. Assumptions regarding policyholder behavior, including surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimate. The cost of reinsuring these benefit guarantees may be greater than expected. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value of the liabilities associated with these guarantees that could materially affect results of operations. All of White Mountains’ variable annuity reinsurance liabilities ($610 million) were classified as Level 3 measurements at December 31, 2010.

Generally, the liabilities associated with these guarantees increase with declines in the equity markets, interest rates and currencies against the Japanese yen, as well as with increases in market volatilities. In 2008, particularly in the fourth quarter, as a result of worldwide declines in equity markets, interest rates and the strengthening of the Japanese yen, the underlying investment accounts declined substantially.  The collective account values were approximately 82% and 88% of the guarantee value at December 31, 2010 and December 31, 2009. The liability is also affected by annuitant related behavioral and actuarial assumptions, including surrender and mortality rates. WM Life Re significantly lowered its projected surrender rates in 2010, 2009 and 2008 to reflect the behavior observed during the turbulent markets experienced throughout those years.

WM Life Re uses derivative instruments, including put options, interest rate swaps, total return swaps on bond indices and forwards and futures contracts on major equity indices, currency pairs and government bonds, to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. The types of inputs used to estimate the fair value of these derivative instruments, with the exception of actuarial assumptions regarding policyholder behavior and risk margins, are generally the same as those used to estimate the fair value of the variable annuity liabilities.

During 2009 and 2010, WM Life Re has made modifications and adjustments to improve the effectiveness of its economic hedging program. These changes have improved the expected effectiveness of WM Life Re’s economic hedging program during normal market conditions but have not had a significant impact on the shock analyses presented on pages 91 and 92.

In 2009, WM Life Re entered into long term Japanese interest rate swaps, largely replacing its use of short term Japanese Government Bond (“JGB”) futures to hedge its discount rate exposure.  By doing so, WM Life Re has better matched the term structure of its discount rate exposure, substantially reduced its exposure to changes in swap spreads and significantly reduced the potential costs associated with rolling JGB futures contracts during times of relative market illiquidity.  As of December 31, 2010, the notional amount of interest rate swaps was ¥163 billion ($2 billion).

In December 2009, to more closely hedge the performance of bond funds tracking the WGBI, WM Life Re entered into a series of total return swap contracts on the performance of the WGBI. As of December 31, 2010, the value of bond funds tracking the WGBI was approximately ¥66 billion ($817 million) and the total notional amount of WGBI swaps was $350 million. Under the contracts, WM Life Re receives cash flows based on a fixed return, reset at the beginning of each month based on current LIBOR and is required to pay cash flows based on the performance of the WGBI during that month plus a fixed amount. The total return swaps reduce WM Life Re’s hedging basis risk (i.e., the risk that changes in the WGBI will cause WM Life Re’s variable annuity guarantee liabilities to change in value at a different rate than the derivative hedges) by matching the WGBI returns precisely, although WM Life Re must continue to hedge the results into Japanese yen to match the benchmark denominated in Japanese yen.  Approximately 49% and 72% of WM Life Re’s WGBI-related liability exposure was hedged with WGBI swaps at December 31, 2010 and December 31, 2009, respectively.  The decrease in coverage was due primarily to the substantial weakening of the U.S. dollar versus the Japanese yen, as the WGBI swaps are denominated in U.S. dollars.  Also, there was a net $50 million decrease in notional value of WGBI swaps during 2010 as $100 million matured and $50 million of new swaps were entered into. The market for WGBI swaps continues to be illiquid and, while WM Life Re continues to look for counterparties to increase its coverage and replace swaps as they mature, there is no guaranty that WM Life Re will be able to do so.

WM Life Re hedges the remaining 51% of WGBI-related liability exposure with the limited types of available, liquid interest rate derivatives that most closely fit the country and term exposures of the WGBI.  The recent market introductions of certain bond futures for countries heretofore not available (for example, Italy) and different tenors (for example, the U.S. ultra long bond) have assisted in better matching WM Life Re’s exposure.

In January 2010, because the types and tenors of liquid Japanese bond futures currently available are extremely limited, to more closely track the performance of bond funds tracking the Nomura BPI, WM Life Re entered into its first total return swap contract on the performance of that index.  As of December 31, 2010, the value of bond funds tracking the Nomura BPI was approximately ¥71.1 billion ($877 million) and the total notional amount of Nomura BPI swaps was ¥8.75 billion ($108 million), equating to approximately 16% of WM Life Re’s Nomura BPI-related liability exposure.   Under the contract, WM Life Re receives cash flows based on a fixed return, reset at the beginning of each month based on current LIBOR and is required to pay cash flows based on the performance of the Nomura BPI during that month plus a fixed amount.  The swap had an initial term of 1 year and matured in February 2011.  WM Life Re continues to look for opportunities to replace this swap when it matures, as well as increase its coverage; however, the market is extremely illiquid and there is no guaranty that WM Life Re will be able to do so.

In 2010, WM Life Re has also entered into forward contracts on longer duration Japan government bonds with a notional amount of ¥6.5 billion ($80 million) to better match the term structure of the Nomura BPI.  Remaining Nomura BPI exposure is hedged with liquid Japanese bond futures and is subject to basis risk relating to the difference between the tenor of the bond futures and the tenor of the assets in the annuity funds covered by its variable annuity guarantees.  WM Life Re continues to evaluate other mechanisms to manage the risk associated with its exposures on the benefit guarantee liabilities.

The following table summarizes the estimated financial impact on WM Life Re’s derivatives and benefit guarantee liabilities of instantaneous changes in individual market variables as of December 31, 2010. The table below assumes that all other market variables are constant and does not reflect the inter-dependencies between individual variables.

	Equity Market Returns		Foreign Currency Exchange (1)		Interest Rates(2)		Market Volatility(3)
Millions	+20%	-20%	+15%	-15%	Favorable	Unfavorable	Decrease	Increase
Liabilities	(119)	127	(219)	267	(99)	66	(8)	14
Hedge Assets	(117)	124	(203)	235	(92)	63	(17)	22
Net	2	(3)	16	(32)	7	(3)	(9)	8

(1)   The value of foreign currencies in Japanese yen terms.

(2)   In the unfavorable scenario, Japanese interest rates are decreased 70 bps, Japanese swap spreads are tightened by 25 bps, and foreign bond fund yields are increased 70 bps.  Conversely, in the favorable scenario, Japanese interest rates are increased 70 bps, Japanese swap spreads are widened 24 bps and foreign bond fund yields are decreased 70 bps.

(3)   White Mountains’ sensitivities for market implied volatilities vary by term. For equity implied volatilities, White Mountains changes implied volatilities by 15%, 13%, 11%, 9%, 7% and 7% for each of the terms to maturity for years one through six, respectively. For foreign currency implied volatilities, White Mountains changes implied volatilities by 6%, 5.5%, 5%, 4.5%, 4% and 4% for each of the terms to maturity for years one through six, respectively.

To test the impact of multiple variables moving simultaneously, WM Life Re performs capital market “shock” testing. Prior to 2009, in performing this testing, WM Life Re had not incorporated basis risk and other hedge underperformance relative to expectations in its models; it had assumed that its hedges would behave as modeled.  However, the financial market turmoil of late 2008 and early 2009 demonstrated that, in periods of severe financial market disruption, various aspects of WM Life Re’s hedging program may underperform or over-perform.  As a result, WM Life Re now also estimates the efficacy of its hedging program in its “shock” testing.  Estimated hedge effectiveness is based on actual results during the recent stressed market environment encompassing the fourth quarter of 2008 and the first quarter of 2009.  Hedge effectiveness assumptions also incorporate any subsequent changes to the hedging program that were not in place during this stress period.  Although this period captures a historically volatile period that included large market movements over short time periods, hedges may be less effective than the current assumptions to the extent future market movements of the magnitude of these “shocks” occur more quickly than during this recent stress period.

The table below summarizes as of December 31, 2010 and 2009 the estimated financial impact of simultaneous market events.  Unlike the individual sensitivity analyses illustrated above, the analysis in the table below reflects the inter-dependencies between individual variables.

	As of December 31, 2010		As of December 31, 2009
Change in Millions	Down Market	Up Market	Down Market	Up Market
Liabilities	$486	$(419)	$444	$(327)
Hedge Assets (1)	433	(440)	391	(350)
Net	$(53)	$(21)	$(53)	$(23)

(1)   Assumed hedge effectiveness in down and up markets of 89% and 105%, respectively, as of December 31, 2010 and 88% and 107%, respectively, as of December 31, 2009.

Commencing 2010, WM Life Re applies shocks to the Japanese interest rates and foreign bond fund yields in opposite directions.  In the down market scenario, Japanese interest rates are decreased 70 bps, Japanese swap spreads are tightened by 25 bps, and foreign bond fund yields are increased 70 bps. The “up market” scenario assumes opposite movements in the same variables.  Prior to 2010, interest rates had been decreased 100 bps in the down market scenario and increased 100 bps in the up market scenario, which produced lower estimated financial impacts from the shock testing.  The analysis as of December 31, 2009 has been restated to reflect the change in assumptions.  For other variables, the “down market” scenario assumes equity indices decrease 20%, foreign currencies depreciate by 15% against the Japanese yen and implied market volatility increases as described in footnote 3 to the table above.  The “up market” scenario assumes opposite movements in the same variables.

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

As of December 31, 2010, WM Life Re’s surrender assumptions vary from 0.3% currently to 3% depending on the level of account value versus guarantee value; at the current levels of account value, the average surrender rate is approximately 1.1% per annum.  The potential increase in the fair value of the liability due to a change in current actuarial assumptions is as follows:

	Increase in fair value of liability
Millions	December 31, 2010	December 31, 2009
Decrease 50%	$12	$30
Decrease 100% (to zero surrenders)	$24	$61

The amounts in the table above could increase in the future if the fair value of the variable annuity guarantee liability changes due to factors other than the surrender assumptions (e.g., a decline in the ratio of the annuitants’ aggregate account values to their aggregate guarantee values).

The following table summarizes the changes in White Mountains’ variable annuity reinsurance liabilities and derivative contracts for the year ended December 31, 2010:

	Variable Annuity (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total(4)
Balance at January 1, 2010	$(380.7)	$208.5	$23.8	$(38.0)	$194.3
Purchases	—	19.4	—	—	19.4
Realized and unrealized gains (losses)	(229.5)	66.4	80.0	(19.4)	127.0
Transfers in (out)	—	—	—	—	—
Sales/settlements	—	(19.0)	(31.6)	57.4	6.8
Balance at December 31, 2010	$(610.2)	$275.3	$72.2	$—	$347.5

(1)   Comprises over-the-counter instruments.

(2)   Comprises interest rate swaps, total return swaps and foreign currency and bond forward contracts. Fair value measurement based upon bid/ask pricing quotes for similar instruments that are actively traded, where available.  Swaps for which an active market does not exist have been priced using observable inputs including the swap curve and the underlying bond index.

(3)   Comprises exchange traded equity index, foreign currency and interest rate futures. Fair value measurements based upon quoted prices for identical instruments that are actively traded.

(4)   In addition to derivative instruments, WM Life Re held cash, short-term and fixed maturity investments of $326 at December 31, 2010 posted as collateral to its reinsurance counterparties.

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

As a result of this time lag in reporting, White Mountains Re estimates a portion of its written premium and related commissions and expenses. Given the nature of White Mountains Re’s business, estimated premium balances, net of related commissions and expenses, comprise a large portion of total premium balances receivable. The estimation process begins by identifying which major accounts have not reported activity at the most recent period end. In general, premium estimates for excess of loss business are based on expected premium income included in the contractual terms. For proportional business, White Mountains Re’s estimates are derived from expected premium volume based on contractual terms or ceding company reports and other correspondence and communication with underwriters, intermediaries and ceding companies. Once premium estimates are determined, related commission and expense estimates are derived using contractual terms.

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

The following table summarizes White Mountains Re’s premium estimates and related commissions and expenses:

	December 31, 2010				December 31, 2009
Millions	Gross Premium Estimates	Net Premium Estimates	Net Commission and Expense Estimates	Net Amount Included in Reinsurance Balances Receivable	Gross Premium Estimates	Net Premium Estimates	Net Commission and Expense Estimates	Net Amount Included in Reinsurance Balances Receivable
Property catastrophe excess	$58.6	$46.4	$(4.4)	$42.0	$46.9	$41.7	$(3.7)	$38.0
Other property	67.2	53.2	(18.7)	34.5	69.7	51.6	(19.1)	32.5
Accident & health	74.6	62.4	(20.9)	41.5	64.6	52.4	(19.6)	32.8
Aviation and space	57.0	42.1	(9.9)	32.2	60.3	50.0	(9.7)	40.3
Trade credit	29.1	20.9	(7.9)	13.0	14.9	4.4	(2.1)	2.3
Marine	20.4	16.7	(2.9)	13.8	18.1	13.9	(2.5)	11.4
Casualty	14.3	12.9	(7.1)	5.8	16.0	14.0	(7.3)	6.7
Agriculture	16.1	16.0	(2.0)	14.0	10.4	10.4	(0.6)	9.8
Contingency	1.7	1.7	(1.9)	(.2)	2.1	2.0	(1.8)	.2
Total	$339.0	$272.3	$(75.7)	$196.6	$303.0	$240.4	$(66.4)	$174.0

The net amounts recorded in reinsurance balances receivable may not yet be due from the ceding company at the time of the estimate since actual reporting from the ceding company has not yet occurred. Therefore, based on the process described above, White Mountains Re believes all of its estimated balances are collectible, and as such no allowance has been recorded.

4. Reinsurance Transactions

White Mountains’ insurance and reinsurance subsidiaries purchase reinsurance from time to time to protect their businesses from losses due to exposure aggregation, to manage their operating leverage ratios and to limit ultimate losses arising from catastrophic events. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. Amounts related to reinsurance contracts are recorded in accordance with ASC 944, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” (“ASC 944”).

In connection with White Mountains’ acquisition of OneBeacon in 2001, Aviva caused OneBeacon to purchase reinsurance contracts with two reinsurance companies rated “AA+” (Very Strong, the second highest of twenty-one financial strength ratings) by Standard & Poor’s and “A++” (Superior, the highest of fifteen financial strength ratings) by A.M. Best. One is a reinsurance cover with NICO which entitles OneBeacon to recover up to $2.5 billion in ultimate loss and LAE incurred related primarily to claims arising from business written by its predecessor prior to 1992 for asbestos claims and 1987 for environmental claims, respectively. As of December 31, 2010, OneBeacon has ceded estimated incurred losses of approximately $2.2 billion to NICO under the NICO Cover. The other contract is a reinsurance cover with GRC for up to $570 million of additional losses on all claims arising from accident years 2000 and prior. As of December 31, 2010, OneBeacon has ceded estimated incurred losses of $550 million to GRC under the GRC Cover. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the acquisition of OneBeacon, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for as a seller guarantee under GAAP in accordance with Emerging Issues Task Force Topic No. D 54. NICO and GRC are wholly-owned subsidiaries of Berkshire.

The collectibility of reinsurance recoverables is subject to the solvency and willingness to pay of the reinsurer. White Mountains is selective in choosing its reinsurers, placing reinsurance principally with those reinsurers with a strong financial condition, industry ratings and underwriting ability. Management monitors the financial condition and ratings of its reinsurers on an ongoing basis. See Note 4 —“Third-Party Reinsurance” in the accompanying Consolidated Financial Statements for additional information on White Mountains’ reinsurance programs.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

White Mountains’ consolidated balance sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risk. The term market risk refers to the risk of loss arising from adverse changes in interest rates, credit spreads, equity markets prices and other relevant market rates and prices. Due to White Mountains’ sizable investment portfolio market risk can have a significant effect on White Mountains’ consolidated financial position.

Interest Rate Risk

Fixed Maturity Portfolios.  In connection with the Company’s consolidated insurance and reinsurance subsidiaries, White Mountains invests in interest rate sensitive securities, primarily debt securities. White Mountains generally manages the interest rate risk associated with its portfolio of fixed maturity and convertible fixed maturity investments by monitoring the average duration of the portfolio. White Mountains’ fixed maturity and convertible fixed maturity portfolios are comprised primarily of investment grade corporate securities; U.S. government and agency securities; foreign government, agency, and provincial obligations; preferred stocks; asset-backed and mortgage-backed securities; and municipal obligations.

Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of fixed maturity and convertible fixed maturity investments, respectively. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other market factors.

The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on White Mountains’ fixed maturity and convertible fixed maturity investments.

($ in millions)	Fair Value at December 31, 2010	Assumed Change in Relevant Interest Rate	Estimated Fair Value After Change in Interest Rate	After-Tax Increase (Decrease) in Carrying Value
Fixed maturity and convertible fixed maturity investments	$6,540.1	100 bp decrease	$6,723.7	$126.1
		50 bp decrease	6,632.8	63.6
		50 bp increase	6,446.7	(64.0)
		100 bp increase	6,356.4	(126.0)

Long-term obligations.  As of December 31, 2010, White Mountains’ interest and dividend bearing long-term obligations consisted primarily of the OBH Senior Notes, WMRe Senior Notes and the WMRe Preference Shares, which have fixed interest and dividend rates.

The following table summarizes the fair value and carrying value of White Mountains’ financial instruments as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
OBH Senior Notes	$435.1	$419.6	$605.8	$606.5
WMRe Senior Notes	390.9	399.2	377.7	399.1
WMRe Preference Shares(1)	212.5	250.0	212.5	250.0

(1) WMRe Preference Shares are recorded as noncontrolling interest.

The fair values of these obligations were estimated by discounting future cash flows using current market rates for similar obligations or by using quoted market prices.

Credit Spread Risk

Fixed Maturity Portfolio.  White Mountains’ overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to its investment risks. Widening and tightening of credit spreads generally translate into decreases and increases in fair values of fixed maturity investments, respectively.  The table below summarizes the estimated effects of hypothetical widening and tightening of credit spreads on White Mountains’ fixed maturity and convertible fixed maturity portfolio.

	December 31, 2010
Millions	Fair Value	Tighten 50	Tighten 25	Widen 25	Widen 50
U.S Government and agency obligations	$409.1	$—	$—	$—	$(.1)
Foreign government, agency and provincial obligations	1,046.5	.1	—	—	(.1)

		Tighten 100	Tighten 50	Widen 50	Widen 100
Agency mortgage-backed	1,727.0	56.3	28.3	(28.5)	(56.1)
Asset-backed	552.5	.9	.5	(2.3)	(4.5)

		Tighten 200	Tighten 100	Widen 100	Widen 200
Debt securities issued by industrial corporations	2,358.0	163.0	86.6	(86.6)	(167.9)
Municipal obligations	4.3	.2	.1	(.1)	(.2)
Convertible fixed maturities	160.2	3.5	1.8	(3.5)	(6.9)

		Tighten 400	Tighten 200	Widen 200	Widen 400
Non-agency commercial mortgage-backed	102.2	2.8	2.0	(2.2)	(4.3)

		Tighten 600	Tighten 300	Widen 300	Widen 600
Preferred stocks	89.7	6.0	5.9	(11.1)	(26.6)
Non-agency residential mortgage-backed	90.6	12.7	6.5	(5.6)	(10.2)

Equity Price Risk

The carrying values of White Mountains’ common equity securities and other long-term equity investments are based on quoted market prices or management’s estimates of fair value as of the balance sheet date. Market prices of common equity securities, in general, are subject to fluctuations.  These fluctuations could cause the amount realized upon sale or exercise of these instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the investment, the relative price of alternative investments, supply and demand imbalances for a particular security, or other market factors. Assuming a hypothetical 10% increase or decrease in the equity market at December 31, 2010, the carrying value of White Mountains’ equity securities would have increased or decreased by approximately $125 million.

Foreign Currency Exchange Risk

White Mountains’ foreign assets and liabilities are valued using period-end exchange rates and its foreign revenues and expenses are valued using average exchange rates over the period. Foreign currency exchange rate risk is the risk that White Mountains will incur losses on a U.S. dollar basis due to adverse changes in foreign currency exchange rates.

The functional currency of WMRe Sirius is the Swedish kronor. Assuming a hypothetical 10% increase or decrease in the rate of exchange from the Swedish kronor to the U.S. dollar as of December 31, 2010, the carrying value of White Mountains’ net assets denominated in Swedish kronor would have respectively decreased or increased by approximately $30 million.  WMRe Sirius also holds net assets denominated in Euros.  Assuming a hypothetical 10% increase or decrease in the rate of exchange from the U.S. dollar to the Euro as of December 31, 2010, the carrying value of White Mountains’ net assets denominated in Euro would have respectively decreased or increased by approximately $25 million. WMRe Sirius and WMRe America also hold assets denominated in British pound sterling.  Assuming a hypothetical 10% increase or decrease in the rate of exchange from the U.S. dollar to the British pound sterling as of December 31, 2010, the carrying value of White Mountains’ net assets denominated in British pound sterling would have respectively decreased or increased by approximately $10 million.

Variable Annuity Guarantee Risk

White Mountains entered into an agreement to reinsure death and living benefit guarantees associated with certain variable annuities issued in Japan. The reinsurance agreement assumes risk related to a shortfall between the account value and the guaranteed value that must be paid by the ceding company to an annuitant or to an annuitant’s beneficiary in accordance with the underlying annuity contracts. Generally, the liabilities associated with these guarantees increase with declines in the equity markets, interest rates and currencies against the Japanese yen, as well as with increases in market volatilities. The liability is also affected by annuitant-related actuarial assumptions, including surrender and mortality rates. At December 31, 2010, the total liability for the reinsured variable annuity guarantees was $610 million.

White Mountains uses derivative instruments, including put options, interest rate swaps, total return swaps on bond indices and forward and futures contracts on currency pairs and government bonds to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. At December 31, 2010, the fair value of these derivative instruments was $348 million. In addition, WM Life Re held approximately $326 million of cash and fixed maturity investments at December 31, 2010.

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

Item 8.            Financial Statements and Supplementary Data

The financial statements and supplementary data have been filed as a part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page F-1 of this report.

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.         Controls and Procedures

The Principal Executive Officer (“PEO”) and the Principal Financial Officer (“PFO”) of White Mountains have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2010. Based on that evaluation, the PEO and PFO have concluded that White Mountains’ disclosure controls and procedures are adequate and effective.

The PEO and the PFO of White Mountains have evaluated the effectiveness of its internal control over financial reporting as of December 31, 2010. Based on that evaluation, the PEO and PFO have concluded that White Mountains’ internal control over financial reporting is effective. Management’s annual report on internal control over financial reporting is included on page F-75 of this report. The attestation report on the effectiveness of our internal control over financial reporting by PricewaterhouseCoopers LLP is included on page F-76 of this report.

There has been no change in White Mountains’ internal controls over financial reporting that occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect White Mountains’ internal control over financial reporting.

Item 9B.         Other Information

None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

Reported under the captions “The Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance—Committees of the Board—Audit Committee” in the Company’s 2011 Proxy Statement, herein incorporated by reference, and under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

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

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors. The procedures for shareholders to nominate directors are reported under the caption “Corporate Governance—Committees of the Board—Nominating and Governance Committee” in the Company’s 2011 Proxy Statement, herein incorporated by reference.

Item 11.         Executive Compensation

Reported under the captions “Executive Compensation” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in the Company’s 2011 Proxy Statement, herein incorporated by reference.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reported under the captions “Voting Securities and Principal Holders Thereof” and “Equity Compensation Plan Information” in the Company’s 2011 Proxy Statement, herein incorporated by reference.

Item 13.         Certain Relationships, Related Transactions and Director Independence

Reported under the caption “Transactions with Related Persons, Promoters and Certain Control Persons” and “Corporate Governance—Director Independence” in the Company’s 2011 Proxy Statement, herein incorporated by reference.

Item 14.         Principal Accountant Fees and Services

Reported under the caption “Principal Accountant Fees and Services” in the Company’s 2011 Proxy Statement, herein incorporated by reference.

PART IV

Item 15.         Exhibits and Financial Statement Schedules

a.     Documents Filed as Part of the Report

The financial statements and financial statement schedules and reports of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 104 of this report. A listing of exhibits filed as part of the report appear on pages 100 through 102 of this report.

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

10.8	Consulting Letter Agreement between Prospector Partners, LLC and White Mountains Advisors LLC (incorporated by reference herein to Exhibit 99.2 of the Company’s Report on Form 8-K dated June 20, 2005)
10.9	White Mountains Long-Term Incentive Plan, as amended, (incorporated by reference herein to Exhibit 10.15 of the Company’s 2006 Annual Report on Form 10-K)
10.10

White Mountains Long-Term Incentive Plan, as amended, (incorporated by reference to Appendix A of the Company’s Notice of 2010 Annual General Meeting of Members and Proxy Statement dated March 29, 2010)

10.11	White Mountains Bonus Plan (incorporated by reference herein to Exhibit 10.17 of the Company’s 2004 Annual Report on Form 10-K)
10.12	White Mountains Insurance Group Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.14 of the Company’s 2003 Annual Report on Form 10-K)
10.13	White Mountains Re Long Term Incentive Plan (incorporated by reference herein to Exhibit 10.12 of the Company’s 2009 Annual Report on Form 10-K)
10.14	EHI Performance Unit Plan 2008-2010 (incorporated by reference herein to Exhibit 10.14 of the Company’s 2009 Annual Report on Form 10-K)
10.15	EHI Performance Unit Plan 2009-2011 (incorporated by reference herein to Exhibit 10.15 of the Company’s 2009 Annual Report on Form 10-K)
10.16	EHI Performance Unit Plan 2010-2012 (*)
10.17	EHI Select Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.16 of the Company’s 2009 Annual Report on Form 10-K)
10.18	EHI Amended and Restated Top Hat Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.17 of the Company’s 2009 Annual Report on Form 10-K)
10.19	EHI Esurance Restricted Unit Plan (incorporated by reference herein to Exhibit 10.18 of the Company’s 2009 Annual Report on Form 10-K)
10.20	OneBeacon Insurance Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.18 of the Company’s 2003 Annual Report on Form 10-K)
10.21	OneBeacon 2007 Long-Term Incentive Plan (incorporated by reference herein to Exhibit 10.20 of the Company’s 2009 Annual Report on Form 10-K)
10.22	First Amendment to OneBeacon 2007 Long-Term Incentive Plan (incorporated by reference herein to Exhibit 10.21 of the Company’s 2009 Annual Report on Form 10-K)
10.23	OneBeacon Insurance Group, Ltd. Non-Qualified Stock Option Agreement for T. Michael Miller (incorporated by reference herein to Exhibit 10.25 of the Company’s 2006 Annual Report on Form 10-K)
10.24	OneBeacon’s 2010 Management Incentive Plan (*)
10.25

Amended and Restated Revenue Sharing Agreement among John D. Gillespie, Fund American Companies, Inc. and Folksamerica Reinsurance Company (incorporated by reference herein to Exhibit 10.26 of the Company’s 2004 Annual Report on Form 10-K)

10.26

Nonqualified Stock Option Agreement made as of the 6th day of March 2007, by and between the Company and Raymond Barrette (incorporated by reference herein to Exhibit 99.1 of the Company’s Report on Form 8-K/A dated March 7, 2007)

10.27

Amendment No. 1 to Nonqualified Stock Option Agreement made as of the 10th day of August 2010, by and between the Company and Raymond Barrette (incorporated by reference herein to Exhibit 10.1 of the Company’s Report on Form 10-Q dated October 29, 2010)

10.28

Restricted Share Award Agreement made as of the 6th day of March 2007, by and between the Company and Raymond Barrette (incorporated by reference herein to Exhibit 99.2 of the Company’s Report on Form 8-K/A dated March 7, 2007)

10.29

Amendment No.1 to Restricted Share Award Agreement made as of the 10th day of August 2010, by and between the Company and Raymond Barrette (incorporated by reference herein to Exhibit 10.2 of the Company’s Report on Form 10-Q dated October 29, 2010)

11	Statement Re Computation of Per Share Earnings (**)
12	Statement Re Computation of Ratio of Earnings to Fixed Charges (*)
14

The Company’s Code of Business Conduct, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company (incorporated by reference herein to Exhibit 14 of the Company’s 2004 Annual Report on Form 10-K)

21	Subsidiaries of the Registrant (*)
23	Consent of PricewaterhouseCoopers LLP dated February 28, 2011 (*)
24	Powers of Attorney (*)
31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934 (*)

Exhibit number	Name
31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934 (*)
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.1

The following financial information from White Mountains’ Annual Report on Form 10-K for the year ended December 31, 2010 formatted in XBRL: (i) Consolidated balance sheets at December 31, 2010 and December 31, 2009; (ii) Consolidated statements of operations and comprehensive income (loss) for each of the years ended December 31, 2010, 2009 and 2008; (iii) Consolidated statements of common shareholders’ equity for each of the years ended December 31, 2010, 2009 and 2008; (iv) Consolidated statements of cash flows for each of the years ended December 31, 2010, 2009 and 2008; and (v) Notes to consolidated financial statements.(*)

(*)                                 Included herein.

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

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Date: February 28, 2011	By:	/s/ J. BRIAN PALMER
J. Brian Palmer
Vice President and Chief
Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAYMOND BARRETTE	Chairman, CEO (Principal Executive Officer)	February 24, 2011
Raymond Barrette	and Director

YVES BROUILLETTE*	Director	February 24, 2011
Yves Brouillette

HOWARD L. CLARK, JR.*	Director	February 24, 2011
Howard L. Clark, Jr.

ROBERT P. COCHRAN*	Director	February 24, 2011
Robert P. Cochran

MORGAN W. DAVIS*	Director	February 24, 2011
Morgan W. Davis

A. MICHAEL FRINQUELLI*	Director	February 24, 2011
A. Michael Frinquelli

/s/ DAVID T. FOY	Executive Vice President and CFO	February 24, 2011
David T. Foy	(Principal Financial Officer)

GEORGE J. GILLESPIE, III*	Director	February 24, 2011
George J. Gillespie, III

JOHN D. GILLESPIE*	Director	February 24, 2011
John D. Gillespie

EDITH E. HOLIDAY*	Director	February 24, 2011
Edith E. Holiday

/s/ J. BRIAN PALMER	Vice President and Chief Accounting Officer	February 28, 2011
J. Brian Palmer	(Principal Accounting Officer)

LOWNDES A. SMITH*	Director	February 24, 2011
Lowndes A. Smith

ALLAN L. WATERS*	Director	February 24, 2011
Allan L. Waters

By:	/s/ RAYMOND BARRETTE
Raymond Barrette, Attorney-in-Fact

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Index to Consolidated Financial Statements and Financial Statement Schedules

CONSOLIDATED BALANCE SHEETS

	December 31,
Millions, except share and per share amounts	2010	2009
Assets
Fixed maturity investments, at fair value	$6,379.9	$6,101.2
Short-term investments, at amortized cost (which approximates fair value)	1,106.3	2,098.4
Common equity securities, at fair value	710.0	458.5
Convertible fixed maturity investments, at fair value	160.2	233.1
Other long-term investments	376.1	341.3
Total investments	8,732.5	9,232.5
Cash (restricted $286.7 and $217.1)	434.8	366.0
Reinsurance recoverable on unpaid losses	1,064.9	1,217.6
Reinsurance recoverable on unpaid losses—Berkshire Hathaway Inc.	1,312.2	1,573.3
Reinsurance recoverable on paid losses	64.4	35.0
Insurance and reinsurance premiums receivable	635.4	785.5
Funds held by ceding companies	118.7	123.1
Investments in unconsolidated affiliates	389.7	344.8
Deferred acquisition costs	210.8	303.8
Deferred tax asset	499.7	564.0
Ceded unearned insurance and reinsurance premiums	184.7	111.1
Accrued investment income	66.9	67.4
Accounts receivable on unsettled investment sales	40.0	27.6
Other assets	779.4	691.5
Total assets	$14,534.1	$15,443.2
Liabilities
Loss and loss adjustment expense reserves	$6,187.2	$6,802.1
Unearned insurance and reinsurance premiums	1,140.3	1,498.5
Debt	818.8	1,050.7
Deferred tax liability	373.2	355.3
Accrued incentive compensation	176.5	204.9
Funds held under reinsurance treaties	88.0	97.4
Ceded reinsurance payable	221.0	92.0
Accounts payable on unsettled investment purchases	22.4	9.1
Other liabilities	1,245.9	991.7
Total liabilities	10,273.3	11,101.7
Shareholders’ equity and noncontrolling interests
White Mountains’ common shareholders’ equity
White Mountains’ common shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 8,194,925 and 8,860,150 shares	8.2	8.9
Paid-in surplus	1,350.8	1,436.1
Retained earnings	2,175.6	2,215.9
Accumulated other comprehensive income (loss), after-tax:
Equity in unrealized gains (losses) from investments in unconsolidated affiliates	58.5	(9.0)
Net unrealized foreign currency translation gains	61.4	11.5
Pension liability and other	(1.5)	(6.0)
Total White Mountains’ common shareholders’ equity	3,653.0	3,657.4
Noncontrolling interests
Noncontrolling interest—OneBeacon, Ltd.	295.0	351.0
Noncontrolling interest—WMRe Preference Shares	250.0	250.0
Noncontrolling interest—consolidated limited partnerships and A.W.G Dewar	62.8	83.1
Total noncontrolling interests	607.8	684.1
Total equity	4,260.8	4,341.5
Total liabilities and equity	$14,534.1	$15,443.2

See Notes to Consolidated Financial Statements including Note 20 for Commitments and Contingencies.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
Millions, except per share amounts	2010	2009	2008
Revenues
Earned insurance and reinsurance premiums	$3,162.4	$3,600.4	$3,710.0
Net investment income	228.5	272.4	410.3
Net realized and unrealized investment gains (losses)	95.9	384.6	(1,107.1)
Other revenue	84.3	169.1	(67.8)
Total revenues	3,571.1	4,426.5	2,945.4
Expenses
Loss and loss adjustment expenses	2,068.0	2,119.1	2,506.4
Insurance and reinsurance acquisition expenses	670.8	717.3	745.2
Other underwriting expenses	420.8	505.3	466.6
General and administrative expenses	203.7	250.0	250.1
Interest expense on debt	57.3	70.8	82.1
Interest expense—dividends on preferred stock subject to mandatory redemption	—	—	11.8
Interest expense—accretion on preferred stock subject to mandatory redemption	—	—	21.6
Total expenses	3,420.6	3,662.5	4,083.8
Pre-tax income (loss)	150.5	764.0	(1,138.4)
Income tax (expense) benefit	(20.9)	(208.8)	498.7
Income (loss) before equity in earnings of unconsolidated affiliates and extraordinary item	129.6	555.2	(639.7)
Excess of fair value of acquired net assets over cost	—	—	4.2
Equity in earnings of unconsolidated affiliates	9.9	24.3	5.8
Net income (loss)	139.5	579.5	(629.7)
Net (income) loss attributable to noncontrolling interests	(53.0)	(109.5)	74.4
Net income (loss) attributable to White Mountains’ common shareholders	86.5	470.0	(555.3)
Change in equity in net unrealized gains (losses) from investments in unconsolidated affiliates	73.5	192.4	(193.0)
Change in foreign currency translation	49.8	73.0	(173.8)
Net change in pension liability and other	6.3	19.1	(25.0)
Comprehensive income (loss)	216.1	754.5	(947.1)
Comprehensive (income) loss attributable to noncontrolling interests	(1.7)	(3.7)	6.3
Comprehensive income (loss) attributable to White Mountains’ common shareholders	$214.4	$750.8	$(940.8)
Earnings (loss) per share attributable to White Mountains’ common shareholders
Basic earnings (loss) per share
Income (loss) before extraordinary item	$10.12	$53.11	$(54.68)
Net income (loss)	10.12	53.11	(54.26)
Diluted earnings (loss) per share
Income (loss) before extraordinary item	$10.12	$53.10	$(54.68)
Net income (loss)	10.12	53.10	(54.26)
Dividends declared and paid per White Mountains’ common share	$1.00	$1.00	$4.00

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

	White Mountains’ Common Shareholders’ Equity
Millions	Common shareholders’ equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income (loss), after-tax	Noncontrolling Interests
Balances at December 31, 2007	$4,713.4	$1,691.2	$2,718.5	$303.7	$888.7
Cumulative effect adjustment (FAS 157)	(.3)	—	(.3)	—	—
Cumulative effect adjustment (FAS 159)	—	—	199.6	(199.6)	—
Net loss	(555.3)	—	(555.3)	—	(74.4)
Net change in unrealized gains (losses) from investments in unconsolidated affiliates	(193.0)	—	—	(193.0)	—
Net change in foreign currency translation	(173.7)	—	—	(173.7)	(.1)
Net change in pension liability and other accumulated comprehensive items	(18.7)	—	—	(18.7)	(6.2)
Dividends declared on common shares	(42.3)	—	(42.3)	—	—
Dividends/distributions to noncontrolling interests	—	—	—	—	(88.3)
Issuances of common shares	8.9	8.9	—	—	—
Repurchases and retirements of common shares	(852.2)	(283.9)	(568.3)	—	(64.2)
Distributions to noncontrolling interests in limited partnerships	—	—	—	—	(42.1)
Amortization of restricted share and option awards	12.0	12.0	—	—	.3
Balances at December 31, 2008	2,898.8	1,428.2	1,751.9	(281.3)	613.7
Cumulative effect adjustment — Symetra FAS 115-2	—	—	2.9	(2.9)	—
Net income	470.0	—	470.0	—	109.5
Net change in unrealized gains (losses) from investments in unconsolidated affiliates	192.4	—	—	192.4	—
Net change in foreign currency translation	73.0	—	—	73.0	—
Net change in pension liability and other accumulated comprehensive items	15.3	—	—	15.3	3.7
Dividends declared on common shares	(8.9)	—	(8.9)	—	—
Dividends/distributions to noncontrolling interests	—	—	—	—	(38.4)
Issuances of common shares	.9	.9	—	—	—
Repurchases and retirements of common shares	(.4)	(.4)	—	—	—
Distributions to noncontrolling interests in limited partnerships	—	—	—	—	(5.0)
Contributions from noncontrolling interests in OneBeacon	—	—	—	—	.3
Amortization of restricted share and option awards	16.3	16.3	—	—	.3
Balances at December 31, 2009	3,657.4	1,445.0	2,215.9	(3.5)	684.1
Cumulative effect adjustment — ASU 2009-17	(.4)	—	(.4)	—	(22.8)
Tax basis change due to intercompany transfer	(10.4)	—	(4.4)	(6.0)	—
Net income	86.5	—	86.5	—	53.0
Net change in unrealized gains (losses) from investments in unconsolidated affiliates	73.5	—	—	73.5	—
Net change in foreign currency translation	49.8	—	—	49.8	—
Net change in pension liability and other accumulated comprehensive items	4.6	—	—	4.6	1.7
Dividends declared on common shares	(8.8)	—	(8.8)	—	—
Dividends/distributions to noncontrolling interests	—	—	—	—	(94.7)
Issuances of common shares	.7	.7	—	—	—
Repurchase and retirement of common shares	(225.6)	(112.4)	(113.2)	—	—
Distributions to noncontrolling interests in limited partnerships	—	—	—	—	(13.6)
Amortization of restricted share and option awards	25.7	25.7	—	—	.1
Balances at December 31, 2010	$3,653.0	$1,359.0	$2,175.6	$118.4	$607.8

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions	2010	2009	2008
Cash flows from operations:
Net income (loss)	$139.5	$579.5	$(629.7)
Charges (credits) to reconcile net income to net cash (used for) provided from operations:
Net realized and unrealized investment (gains) losses	(95.9)	(384.6)	1,107.1
Excess of fair value of acquired net assets over cost	(12.8)	—	(4.2)
Deferred income tax expense (benefit)	56.5	172.3	(466.9)
Undistributed equity in earnings from unconsolidated affiliates, after-tax	(9.9)	(24.3)	(5.8)
Other operating items:
Net change in loss and loss adjustment expense reserves	(456.9)	(685.5)	(225.3)
Net change in reinsurance recoverable on paid and unpaid losses	348.2	287.2	242.5
Net change in unearned insurance and reinsurance premiums	(152.6)	(149.3)	59.9
Net change in ceded reinsurance premiums receivable (payable)	126.9	(23.9)	.7
Net change in ceded unearned insurance and reinsurance premiums	(89.9)	13.2	(.6)
Net change in insurance and reinsurance premiums receivable	83.6	86.3	(8.1)
Net change in deferred acquisition costs	55.5	25.9	(7.6)
Net change in funds held by ceding companies	16.4	60.4	21.6
Net change in funds held under reinsurance treaties	(11.4)	17.9	(23.5)
Net change in other assets and liabilities, net	58.8	(21.8)	29.0
Net cash provided from (used for) operations	56.0	(46.7)	89.1
Cash flows from investing activities:
Net change in short-term investments	466.7	196.5	(1,005.6)
Sales of fixed maturity and convertible fixed maturity investments	2,878.0	2,390.6	3,666.4
Maturities, calls and paydowns of fixed maturity and convertible fixed maturity investments	1,834.1	1,249.1	1,418.8
Sales of common equity securities	171.8	309.7	885.9
Distributions and redemptions of other long-term investments	133.2	118.9	135.6
Sales of trust account investments	—	—	305.5
Sales of consolidated and unconsolidated affiliates, net of cash sold	188.3	—	11.6
Contributions to other long-term investments	(115.1)	(25.2)	(70.7)
Purchases of common equity securities	(311.4)	(193.7)	(565.8)
Purchases of fixed maturity and convertible fixed maturity investments	(4,748.6)	(3,721.7)	(3,590.0)
Purchases of consolidated and unconsolidated affiliates, net of cash acquired	(4.9)	—	(224.3)
Net change in unsettled investment purchases and sales	1.0	52.2	84.0
Net acquisitions of property and equipment	(7.8)	(11.3)	(9.6)
Net cash provided from investing activities	485.3	365.1	1,041.8
Cash flows from financing activities:
Issuance of debt	—	—	650.8
Repayment of debt	(14.0)	(242.8)	(452.8)
Repurchase of debt	(197.3)	(63.1)	(22.3)
Settlement of interest rate swap associated with Mortgage Note	—	(7.5)	—
Redemption of mandatorily redeemable preferred stock	—	—	(300.0)
Cash dividends paid to the Company’s common shareholders	(8.8)	(8.9)	(42.3)
Cash dividends paid to OneBeacon Ltd.’s noncontrolling common shareholders	(75.9)	(19.6)	(69.5)
Cash dividends paid to mandatorily redeemable preferred shareholders	—	—	(11.8)
Cash dividends paid on White Mountains Re Group, Ltd. Preference Shares	(18.8)	(18.8)	(18.8)
Common shares repurchased	(225.6)	(.4)	(59.3)
Cash exchanged with Berkshire Hathaway Inc. for the Company’s common shares	—	—	(707.9)
OneBeacon Ltd. common shares repurchased and retired	(10.5)	—	(68.8)
Proceeds from issuances of common shares	.7	.9	.6
Net cash used for financing activities	(550.2)	(360.2)	(1,102.1)
Effect of exchange rate changes on cash	8.1	6.8	(7.7)
Net (decrease) increase in cash during year	(.8)	(35.0)	21.1
Cash balance at beginning of year (excludes restricted cash balances of $217.1, $225.7 and $8.5)	148.9	183.9	162.8
Cash balance at end of year (excludes restricted cash balances of $286.7, $217.1 and $225.7)	$148.1	$148.9	$183.9

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

The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of U.S. based property and casualty insurance companies (collectively “OneBeacon”), most of which operate in a multi-company pool. OneBeacon is a specialty property and casualty insurance writer that offers a wide range of insurance products through independent agencies, regional and national brokers, wholesalers and managing general agencies. During the fourth quarter of 2006, White Mountains sold 27.6 million, or 27.6%, of OneBeacon Ltd.’s common shares in an initial public offering (the “OneBeacon Offering”).  As of December 31, 2010 and 2009, White Mountains owned 76.0% and 75.4% of OneBeacon Ltd.’s outstanding common shares.

The White Mountains Re segment consists of White Mountains Re Ltd., an exempted Bermuda limited liability company, and its subsidiaries (collectively, “White Mountains Re”). White Mountains Re provides insurance and reinsurance products for property, accident & health, aviation and space, trade credit, marine, casualty, agriculture and certain other exposures on a worldwide basis through its subsidiaries, Sirius International Insurance Corporation (“WMRe Sirius”) and White Mountains Reinsurance Company of America (“WMRe America”, formerly known as Folksamerica Reinsurance Company).  White Mountains Re also specializes in the acquisition and management of run-off insurance and reinsurance companies both in the United States and internationally through its White Mountains Re Solutions division.  White Mountains Re also includes Scandinavian Reinsurance Company, Ltd. (“Scandinavian Re”), which is in run-off, Central National Insurance Company of Omaha (“Central National”), which was acquired during the first quarter of 2010 and is in run-off (See Note 2), and the consolidated results of the Tuckerman Capital II, LP fund (“Tuckerman Fund II”) prior to January 1, 2010 (see Recently Adopted Changes in Accounting Principles), which was transferred to White Mountains Re from Other Operations, effective June 30, 2008.

The Esurance segment consists of Esurance Holdings, Inc. and its subsidiaries and Answer Financial Inc. and its subsidiaries (“AFI”) (collectively, “Esurance”).  Esurance writes personal auto insurance directly to customers in 30 states through its website and over the phone and also sells other lines of personal insurance for unaffiliated insurance companies.  Esurance also writes personal auto policies through select online agents and provides other insurance products through partnerships with industry leading online providers.  Esurance earns commissions and fees by referring to unaffiliated insurance companies those shoppers that it cannot underwrite because of pricing or underwriting eligibility.  AFI, which White Mountains acquired during 2008 (See Note 2), is one of the largest independent personal insurance agencies in the United States.  AFI sells insurance online and through call centers for both Esurance and unaffiliated companies utilizing a comparison quoting platform.

White Mountains’ Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), White Mountains’ investment in common shares and warrants to purchase common shares of Symetra Financial Corporation (“Symetra”), the consolidated results of the Tuckerman Capital, LP fund (“Tuckerman Fund I”) and Tuckerman Fund II until its transfer to White Mountains Re (effective June 30, 2008, White Mountains’ variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd. (“WM Life Re”), which is in run-off, as well as various other entities not included in other segments.  The Other Operations segment also included White Mountains’ investment in Lightyear Delos Acquisition Corporation (“Delos”) prior to its disposition in December 2010, its weather risk management business prior to its disposition in August 2009 and the International American Group, Inc. (the “International American Group”) prior to its disposition in October 2008.

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

Recently Adopted Changes in Accounting Principles

Accounting Standards Codification

On June 29, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“FAS 168”), which establishes the FASB Accounting Standards Codification (“Codification” or Accounting Standards Codification (“ASC”)) as the source of authoritative accounting principles to be applied in the preparation of financial statements in conformity with GAAP. FAS 168 (ASC 105-10) is effective for interim and annual periods ending after September 15, 2009. All existing non-SEC accounting and reporting standards were superseded by the Codification. White Mountains adopted the Codification for the interim period ended September 30, 2009. Adoption did not have any effect on the Company’s accounting policies or financial statement presentation. However, because the Codification changes the basis for reference to authoritative GAAP guidance, the Company’s footnote disclosures that reference such guidance reflect references to the codification. New accounting guidance is now issued by the FASB in the form of Accounting Standard Updates (“ASUs”). New guidance that became effective in 2009 prior to the adoption of Codification has been described below using the original FASB Statement reference with a parenthetical reference to the principal Codification section into which the Statement has been incorporated.

Transfers of Financial Assets and Amendments to FIN 46R

On June 12, 2009, the FASB issued ASU 2009-16, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (included in ASC 860) and ASU 2009-17, Amendments to FIN46(R)(included in ASC 810). Both ASU 2009-16 and ASU 2009-17 became effective as of the beginning of the first annual reporting period that began after November 15, 2009. White Mountains adopted the new guidance on January 1, 2010.

ASU 2009-16 eliminates the concept of a qualifying special-purpose entity (“QSPE”). Under the new guidance, the appropriateness of de-recognition of assets held by an entity formerly considered QSPE is evaluated based on whether or not the transferor has surrendered control of the transferred assets. The evaluation must consider any continuing involvement by the transferor. White Mountains did not have any entities that were considered a QSPE under guidance prior to the amendments to ASC 860 and there was no effect resulting from adoption.

ASU 2009-17 amends ASC 810-10 to clarify the application of consolidation accounting for entities for which the controlling financial interest might not be solely indentified through voting rights.  Under the new guidance a variable interest represents a controlling financial interest in a variable interest entity (“VIE”) when it has both of the following:  (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. A reporting entity must assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining if it has the power to direct the activities of the VIE that most significantly affect the entity’s economic performance. ASC 810-10 as amended requires ongoing reassessments of whether a reporting entity is the primary beneficiary of a VIE. Upon adoption, White Mountains determined that its ownership interest in Tuckerman Fund II did not meet the criteria for consolidation under the revised guidance for variable interest entities and, accordingly, effective January 1, 2010, White Mountains deconsolidated its investment in Tuckerman Fund II. Upon deconsolidation, White Mountains made the fair value election for its investment in Tuckerman Fund II and recognized an adjustment to decrease opening retained earnings of $0.4 million.

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

White Mountains’ invested assets measured at fair value include fixed maturity securities, convertible fixed maturity securities, common and preferred equity securities and other long-term investments, which include interests in hedge funds and private equity funds.

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

Fair Value Option

On January 1, 2008, White Mountains adopted FAS 159 The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”), (included in ASC 825-10), which allows companies to make an election on an individual instrument basis to report financial assets and liabilities at fair value. The election must be made at the inception of a transaction and may not be reversed. The election may also be made for existing financial assets and liabilities at the time of adoption. White Mountains made the fair value election for its portfolio of AFS securities which were reclassified to trading upon adoption, its investments in convertible fixed maturities, its investments in investment partnerships and for its assumed variable annuity Guaranteed Minimum Death Benefits (“GMDB”) liabilities. Changes in the fair value of financial assets and liabilities for which the fair value election has been made are reported pre-tax in revenues.

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

Significant Accounting Policies

Investment securities

At December 31, 2010, White Mountains’ invested assets comprise of securities and other investments held for general investment purposes.  Until May 31, 2008, White Mountains’ invested assets also included securities held in a segregated trust account established in connection with the OneBeacon Offering to economically defease the $300.0 million mandatorily redeemable preferred stock held by Berkshire (the “Berkshire Preferred Stock”).  The Berkshire Preferred Stock was redeemed in May 2008 using the proceeds from the segregated trust account. The securities held in the segregated trust account were classified as held to maturity and were recorded at amortized cost.

White Mountains’ portfolio of fixed maturity investments and common equity securities held for general investment purposes were classified as AFS for the year ended December 31, 2007. Effective January 1, 2008, upon adoption of FAS 159, the portfolio of fixed maturity investments and common equity securities held for general investment purposes were reclassified as trading.  See Recently Adopted Changes in Accounting Principles section of Note 1 for further discussion. AFS and trading securities are reported at fair value as of the balance sheet date.  Net unrealized investment gains and losses on AFS securities were reported net, after-tax, as a separate component of shareholder’s equity with changes therein, net of the effect of adjustments for noncontrolling interest and taxes, reported as a component of other comprehensive income. Changes in unrealized gains and losses on trading securities are reported, pre-tax, in revenues. Realized investment gains and losses on AFS and trading securities are accounted for using the specific identification method and are reported pre-tax in revenues. Premiums and discounts on all fixed maturity investments are accreted to income over the anticipated life of the investment.

White Mountains’ invested assets measured at fair value include fixed maturity securities, common and preferred equity securities, convertible fixed maturity securities and other long-term investments, such as interests in hedge funds and private equities. In determining its estimates of fair value, White Mountains uses a variety of valuation approaches and inputs. Whenever possible, White Mountains estimates fair value using valuation methods that maximize the use of quoted prices and other observable inputs.

As of December 31, 2010 and 2009, approximately 94% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturities, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturities including corporate debt, state and other governmental debt, convertible fixed maturity securities and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include White Mountains’ investments in hedge funds and private equity funds, as well as investments in debt securities, including certain asset-backed securities, where quoted market prices are unavailable. White Mountains uses brokers and outside pricing services to assist in determining fair values. White Mountains’ process to validate the market prices obtained from the outside pricing sources includes, but is not limited to, periodic evaluation of model pricing methodologies and monthly analytical reviews of certain prices. White Mountains also periodically performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price.

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

Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized cost, which approximated fair value as of December 31, 2010 and December 31, 2009.

Other long-term investments

White Mountains’ other long-term investments comprise primarily of hedge funds and private equity funds. Prior to January 1, 2008, changes in White Mountains’ interest in hedge funds and private equities accounted for using the equity method were included in net realized investment gains and losses and changes in White Mountains’ interest in hedge funds and private equities not accounted for under the equity method were reported, after-tax, as a component of shareholders’ equity, with changes therein reported as a component of other comprehensive income. Effective January 1, 2008, in connection with its adoption of FAS 159 (See Recently Adopted Changes in Accounting Principles section of Note 1 for further discussion) White Mountains made the fair value election for most of its investments in hedge funds and private equity interests. For the hedge fund and private equity investments for which White Mountains has made the fair value election, changes in fair value are reported in revenues on a pre-tax basis. For those hedge fund and private equity investments for which White Mountains has not made the fair value election, White Mountains continues to account for its interests under the equity method.

Securities lending

During 2009, White Mountains exited its securities lending programs. White Mountains had participated in securities lending programs through both OneBeacon and White Mountains Re as a mechanism for generating additional investment income. Under the security lending arrangements, certain securities that White Mountains owned were loaned to other institutions for short periods of time through a lending agent. White Mountains retained the earnings and cash flows associated with the loaned securities and received a fee from the borrower for the temporary use of the asset. The security lending counterparty was required to provide collateral for the loaned securities, which was then invested by the lending agent. The collateral was required at a rate of 102% of the fair value of the loaned securities.

In February 2009, OneBeacon amended the terms of its securities lending program to segregate the assets supporting the collateral from a collective investment vehicle managed by the lending agent into separate accounts.  Accordingly, purchases and sales of invested assets held in the separate accounts as well as changes in the payable to the borrower for the return of collateral are reflected in the investing and financing sections of the cash flow statement commencing with the quarter ended March 31, 2009.

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

During 2009, OneBeacon and White Mountains Re exited their securities lending programs.  As of December 31, 2010, all loaned securities under the OneBeacon program had been returned except for two illiquid instruments for which OneBeacon holds $1.7 million in collateral.  As of December 31, 2009, all loaned securities under the White Mountains Re program had been returned to White Mountains Re and all collateral held by White Mountains Re had been returned to borrowers.

Derivative financial instruments

White Mountains holds a variety of derivative financial instruments for both risk management and investment purposes. White Mountains recognizes all derivatives as either assets or liabilities, measured at fair value, in the consolidated balance sheets.

Warrants

White Mountains holds warrants to acquire common shares of Symetra. White Mountains also holds warrants that it has received in the restructuring (e.g., securities received from bankruptcy proceedings) of certain of its common equity and/or fixed maturity investments. The Symetra warrants held by White Mountains are entitled to dividends declared to common shareholders. White Mountains accounts for its investments in warrants as derivatives.

White Mountains uses a Black Scholes valuation model to determine the fair value of the Symetra warrants. The major assumptions used in valuing the Symetra warrants at December 31, 2010 were a risk-free rate of 1.29%, volatility of 25%, an expected life of 3.58 years, a strike price of $11.49 per share and a share price of $13.70 per share.

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

Interest rate lock

In anticipation of the issuance of the WMRe Senior Notes (see Note 6), White Mountains Re entered into an interest rate lock agreement to hedge its interest rate exposure from the date of the agreement until the pricing of the WMRe Senior Notes. The agreement was terminated on March 15, 2007 and the resulting loss of $2.4 million was recorded in accumulated other comprehensive income. The loss is being reclassified from accumulated other comprehensive income to interest expense over the life of the WMRe Senior notes using the interest method.

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

In accordance with FAS 157, WM Life Re has considered the effect of counterparty credit risk in determining the fair value of its derivative contracts and its GMAB and GMDB liabilities for the years ended December 31, 2010 and 2009.

Cash

Cash includes amounts on hand and demand deposits with banks and other financial institutions. Amounts presented in the statement of cash flows are shown net of balances acquired and sold in the purchase or sale of the Company’s consolidated subsidiaries and exclude changes in amounts of restricted cash (See Note 8).

Insurance and reinsurance operations

White Mountains accounts for insurance and reinsurance policies that it writes in accordance with ASC 944. Premiums written are recognized as revenues and are earned ratably over the term of the related policy or reinsurance treaty. Unearned premiums represent the portion of premiums written that are applicable to future insurance or reinsurance coverage provided by policies or treaties in force. AutoOne Insurance, which acts as a limited assigned distribution (“LAD”) servicing carrier, enters into contractual arrangements with insurance companies to assume private passenger automobile assigned risk exposures in the state of New York. AutoOne Insurance receives LAD servicing fees for assuming these risks. LAD servicing fees are typically a percentage of the total premiums that AutoOne Insurance must write to fulfill the obligation of the transferor company. LAD servicing carriers may choose to write certain policies voluntarily by taking risks out of the New York Automobile Insurance Plan (“NYAIP”). These policies generate takeout credits which can be sold for fees to the transferor company (“takeout fees”). These fees are also typically a percentage of the transferor company’s NYAIP premium assignments. AutoOne Insurance’s LAD servicing and takeout fees are recorded as written premium when billed and are earned ratably over the term of the related policy to which the fee relates.

White Mountains charges fees on certain of its insurance policies. Refundable fees are classified with premiums and recognized in earnings over the policy term. Fees that represent a reimbursement of expenses, such as installment fees, are recorded as a reduction of underwriting expenses.

Deferred acquisition costs represent commissions, premium taxes, brokerage expenses and other costs which are directly attributable to and vary with the production of business. These costs are deferred and amortized over the applicable premium recognition period as insurance and reinsurance acquisition expenses. Deferred acquisition costs are limited to the amount expected to be recovered from future earned premiums and anticipated investment income. This limitation is referred to as a premium deficiency. A premium deficiency is recognized if the sum of expected loss and loss adjustment expenses (“LAE”), expected dividends to policyholders, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and anticipated investment income. A premium deficiency is recognized by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds unamortized acquisition costs then a liability is accrued for the excess deficiency.

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

OneBeacon discounts certain of its long-term workers compensation loss and LAE reserves when such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual claim basis. OneBeacon discounts these reserves using an average discount rate which is determined based on the various assumptions including consideration of when the claims will be settled (5.0% and 5.3% at December 31, 2010 and 2009). As of December 31, 2010 and 2009, the discount on OneBeacon’s workers compensation loss and LAE reserves amounted to $119.4 million and $127.0 million.

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

Accruals for contingent commission liabilities are established for reinsurance contracts that provide for the stated commission percentage to increase or decrease based on the loss experience of the contract. Changes in the estimated liability for such arrangements are recorded as contingent commissions. Accruals for contingent commission liabilities are determined through the review of the contracts that have these adjustable features and are estimated based on expected loss and LAE.

Mandatory Shared Market Mechanisms

As a condition to its licenses to do business in certain states, White Mountains’ insurance operations must participate in various mandatory shared market mechanisms commonly referred to as “residual” or “involuntary” markets. These markets generally consist of risks considered to be undesirable from a standard or routine underwriting perspective. Each state dictates the levels of insurance coverage that are mandatorily assigned to participating insurers within these markets. The total amount of such business an insurer must accept in a particular state is generally based on that insurer’s market share of voluntary business written within that state. In certain cases, White Mountains is obligated to write business from shared market mechanisms at a future date based on its historical market share of all voluntary policies written within that state. Involuntary business generated from mandatory shared market mechanisms is accounted for as direct insurance business or as assumed reinsurance depending upon the structure of the mechanism.

OneBeacon’s market assignments are typically required to be written in the current period, however, in certain cases OneBeacon is required to accept policy assignments at a future date. OneBeacon’s residual market assignments to be written in the future primarily relate to private passenger automobile assigned risk exposures within the State of New York where several of OneBeacon’s insurance subsidiaries write voluntary automobile insurance. The share of involuntary written premium for policies assigned by the NYAIP to a particular insurer in a given year is based on the proportion of the total voluntary writings in New York two years prior. Anticipated losses associated with future market assignments are recognized when the amount of such anticipated losses is determined to be probable and can be reasonably estimated.

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

Deferred Software Costs

White Mountains capitalizes costs related to computer software developed for internal use during the application development stage of software development projects. These costs generally consist of certain external, payroll and payroll-related costs. White Mountains begins amortization of these costs once the project is completed and ready for its intended use. Amortization is on a straight-line basis and over a useful life of three to five years. At December 31, 2010 and 2009, White Mountains had unamortized deferred software costs of $30.6 million and $30.2 million.

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

Assets and liabilities relating to foreign operations are translated into the functional currency using current exchange rates; revenues and expenses are translated into the functional currency using the weighted average exchange rate for the period.  The resulting exchange gains and losses are reported as a component of net income in the period in which they arise. As of December 31, 2010 and 2009, White Mountains had an unrealized foreign currency translation gains of $61.4 million and $11.5 million recorded on its consolidated balance sheet.

The following rates of exchange for the U.S. dollar have been used for the most significant operations:

Currency	Opening Rate 2010	Closing Rate 2010	Opening Rate 2009	Closing Rate 2009
Swedish kronor	7.1280	6.7030	7.7831	7.1280
British pound	.6191	.6420	.6829	.6191
Canadian dollar	1.0485	.9981	1.2202	1.0485

Noncontrolling Interest

Noncontrolling interests consist of the ownership interests of noncontrolling shareholders in consolidated subsidiaries, and are presented separately on the balance sheet. The portion of comprehensive income attributable to noncontrolling interests is presented net of related income taxes in the statement of operations and comprehensive income. The change in unrealized investment gains (losses) prior to the January 1, 2008 adoption of FAS 159, foreign currency translation and the change in the fair value of the interest rate swap to hedge OneBeacon’s exposure to variability in the interest rate on its mortgage note are presented in accumulated other comprehensive income net of noncontrolling interest.  The percentage of the noncontrolling shareholders’ ownership interest in OneBeacon Ltd. at December 31, 2010 and December 31, 2009 was 24.0% and 24.6%.

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

At December 31, 2010 and 2009, the noncontrolling equity interest in White Mountains consolidated limited partnerships was $59.7 million and $80.5 million.  At December 31, 2010 and 2009, the noncontrolling equity interest in A.W.G. Dewar Inc, a subsidiary of OneBeacon, was $3.1 million and $2.6 million.

At June 30, 2008, White Mountains owned 68.9% of AFI, while the noncontrolling shareholders of AFI held 31.1% of its common equity shares and a $29.6 million Secured Senior Note from AFI (See Note 2). On July 30, 2008, White Mountains acquired the remaining equity and debt interests in AFI from the noncontrolling owner (See Note 2).

Recent Accounting Pronouncements

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

ASU 2010-26 is effective for interim periods and annual fiscal years beginning after December 15, 2011 and may be applied prospectively or retrospectively.  White Mountains currently defers certain advertising costs associated with contract acquisition that will likely not meet the criteria for deferral under ASU 2010-26 when it is adopted. White Mountains is currently evaluating the effect the adoption of ASU 2010-26 will have on its financial position and results of operations.

NOTE 2. Significant Transactions

OneBeacon Personal Lines and Commercial Lines Sales

In July 2010, OneBeacon completed the sale of its traditional personal lines business (the “Personal Lines Transaction”) to Tower Group, Inc. (“Tower”). The Personal Lines Transaction included two insurance companies, York Insurance Company of Maine (“York”) and Massachusetts Homeland Insurance Company (“MHIC”), through which the majority of the traditional personal lines business was written on a direct basis.  Subsequent to the transaction, OneBeacon cedes to Tower, on a 100% quota share basis, traditional personal lines business not directly written by York and MHIC; and OneBeacon assumes, on a 100% quota share basis, non-traditional personal lines business written directly by York.  The Personal Lines Transaction also included two attorneys-in-fact managing the reciprocal insurance exchanges (“reciprocals”) that wrote the traditional personal lines business in New York and New Jersey, the surplus notes issued by the New York and New Jersey reciprocals, and the remaining renewal rights to certain other traditional personal lines insurance policies.  The sale of the two attorneys-in-fact and the transfer of the surplus notes triggered deconsolidation of the reciprocals by White Mountains.  OneBeacon and Tower also entered into a Transition Services Agreement (“TSA”), pursuant to which OneBeacon provides certain services to Tower during a three-year term.

OneBeacon received $166.6 million as consideration, which was based upon the carrying value of the traditional personal lines business as of July 1, 2010.  For the year ended December 31, 2010, OneBeacon recorded an after-tax net gain of $24.6 million on the sale that is comprised of $8.5 million included in other revenues and a $16.1 million tax benefit. OneBeacon’s second quarter financial statements included $5.6 million of the tax benefit, which related to the difference between the tax basis of the companies sold as part of the Personal Lines Transaction and the net asset value of those entities under GAAP.  The purchase price is subject to post-closing adjustments. Net written premiums for the business sold were approximately $420 million for the year ended December 31, 2009.

On December 3, 2009, OneBeacon sold the renewal rights to approximately $490 million in premiums from its non-specialty commercial lines business to The Hanover Insurance Group (“The Hanover”). The transaction includes small commercial accounts and the non-specialty portion of the middle-market business, beginning with January 1, 2010 effective dates (the “Commercial Lines Transaction”). As consideration for the Commercial Lines Transaction, OneBeacon received $23.2 million, reflected in net other revenues.  In accordance with the terms of the Commercial Lines Transaction, during the year ended December 31, 2010, OneBeacon recognized additional consideration of $10.2 million, reflected in net other revenues, for aggregate premium renewals exceeding $200 million.

As a result of both the Commercial and Personal Lines Transactions, the OneBeacon qualified pension plan (the “Qualified Plan”) experienced a partial plan settlement which required re-measurement of the remaining accumulated plan benefits in accordance with ASC 715. OneBeacon’s discount rate assumption used to account for the Qualified Plan reflects the rate at which the benefit obligation could effectively be settled. Based on consideration of published yields for high quality long-term corporate bonds, U.S. Treasuries, insurance company annuity contract pricings, and cash flow matching analysis utilizing the Citigroup Pension Discount Curve and Liability Index, the discount rate utilized for the revaluation of the Qualified Plan obligations was 4.75% as compared to 5.50% at December 31, 2009. As a result of the partial settlement and re-measurement, the Company recognized a loss of $0.2 million through pre-tax income and a pre-tax loss of $0.5 million through other comprehensive income. The remaining Qualified Plan liabilities, which are primarily attributable to Qualified Plan participants who remain actively employed by OneBeacon, are approximately $88.4 million.

Acquisition of Central National

On February 26, 2010, White Mountains Re acquired Central National for $5 million in cash. Central National ceased writing business in 1989 and has operated under the control of the Nebraska Department of Insurance since 1990. The transaction resulted in a gain of $12.8 million recorded in other revenues.

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

Answer Financial

During the first quarter of 2008, White Mountains acquired 42% of the outstanding debt and equity of AFI, a personal insurance agency, for $30.2 million. White Mountains also contributed an additional $2.6 million to AFI during the first quarter of 2008 and accounted for its investment in AFI under the equity method.

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

The intangible asset associated with the acquired business in force is being amortized over an 8-year period, consistent with the expected term of the related business in force.  For the years ended December 31, 2010, 2009, and 2008 White Mountains recognized $10.4 million, $15.6 million, and $14.7 million of amortization expense related to the intangible asset associated with the acquired business in force.  The purchase adjustment related to the information technology infrastructure is being amortized over a 3-year period, consistent with White Mountains’ amortization period for similar assets.  For the years ended December 31, 2010, 2009, and 2008 White Mountains recognized $1.9 million, $1.9 million and $1.3 million of amortization expense related to AFI’s information technology infrastructure.

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

Share Repurchase

In 2006, White Mountains’ board of directors authorized the Company to repurchase up to 1 million of its common shares, from time to time, subject to market conditions.  On August 26, 2010, White Mountains’ board of directors authorized the Company to repurchase an additional 600,000 common shares. Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorization does not obligate the Company to acquire any specific number of shares.  This program does not have a stated expiration date. During 2010 the Company repurchased 677,125 common shares for $222.0 million.  During 2009, the Company did not repurchase any common shares under the Share Repurchase Plan.  During 2008, excluding the share exchange agreement with Berkshire, the Company repurchased 129,770 shares under the plan for $55.9 million.

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

As with insurance reserves, the process of estimating reinsurance reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain. Based on the above, such uncertainty may be larger relative to the reserves for a company that principally writes reinsurance compared to an insurance company, and certainty may take a longer time to emerge.

Upon notification of a loss from an insured (typically a ceding company), White Mountains Re establishes case reserves, including LAE reserves, based upon White Mountains Re’s share of the amount of reserves established by the insured and White Mountains Re’s independent evaluation of the loss. In cases where available information indicates that reserves established by a ceding company are inadequate, White Mountains Re establishes case reserves or IBNR in excess of its share of the reserves established by the ceding company. In addition, specific claim information reported by insureds or obtained through claim audits can alert management to emerging trends such as changing legal interpretations of coverage and liability, claims from unexpected sources or classes of business, and significant changes in the frequency or severity of individual claims where customary. Generally, ceding company audits are not customary outside the United States. This information is often used to supplement estimates of IBNR.

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

Loss and loss adjustment expense reserve summary

The following table summarizes the loss and LAE reserve activities of White Mountains’ insurance and reinsurance subsidiaries for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
Millions	2010	2009	2008
Gross beginning balance	$6,802.1	$7,400.1	$8,062.1
Less beginning reinsurance recoverable on unpaid losses	(2,790.9)	(3,050.4)	(3,467.9)
Net loss and LAE reserves	4,011.2	4,349.7	4,594.2

Loss and LAE reserves acquired — Central National	17.6	—	—
Loss and LAE reserves sold — OneBeacon Personal Lines	(231.0)	—	—
Loss and LAE reserves sold—CCIC	—	—	(109.6)
Loss and LAE reserves sold—International American Group	—	—	(14.4)
Loss and LAE reserves acquired—Helicon	—	—	13.7

Losses and LAE incurred relating to:
Current year losses	2,194.1	2,240.6	2,485.2
Prior year losses	(126.1)	(121.5)	21.2
Total incurred losses and LAE	2,068.0	2,119.1	2,506.4

Accretion of fair value adjustment to net loss and LAE reserves	8.5	12.2	16.9
Foreign currency translation adjustment to net loss and LAE reserves	4.7	23.5	(21.1)

Loss and LAE paid relating to:
Current year losses	(961.9)	(981.3)	(1,039.8)
Prior year losses	(1,107.0)	(1,512.0)	(1,596.6)
Total loss and LAE payments	(2,068.9)	(2,493.3)	(2,636.4)

Net ending balance	3,810.1	4,011.2	4,349.7
Plus ending reinsurance recoverable on unpaid losses	2,377.1	2,790.9	3,050.4
Gross ending balance	$6,187.2	$6,802.1	$7,400.1

Loss and LAE development —2010

During the year ended December 31, 2010, White Mountains experienced $126.1 million of net favorable loss reserve development, which consisted of $51.2 million of net favorable loss reserve development at OneBeacon, $57.1 million of net favorable loss reserve development at White Mountains Re and $17.8 million of net favorable loss reserve development at Esurance.

OneBeacon’s net favorable loss reserve development was primarily due to lower than expected severity on losses related to professional liability business, multiple peril liability and other general liability lines. The favorable development also included a $7.5 million release of commercial catastrophe reserves associated with storms occurring in 2004 and 2005.

Specifically, at December 31, 2009, management had revised its expectations downward with respect to future loss emergence in the professional liability business, which had initially been based on market analysis when this business was initiated in 2002 and 2003. However, during 2010, losses continued to be significantly lower than these revised expectations. As a result, management lowered its selected reserves on the earliest years which affected more recent years as total loss expectations for those years are based in part on prior years’ results. The impact of this revised estimate was a decrease to professional liability reserves of $19.3 million.

At December 31, 2009, management had recorded $7.5 million of reserves for certain claims related to catastrophes from accident years 2004 and 2005 related to OneBeacon’s excess property business. During 2010, these claims were resolved for amounts below OneBeacon’s policy coverage therefore the reserves were no longer necessary.

At December 31, 2009, based on actuarial techniques described above, management estimated that IBNR related to multiple peril liability was $170.5 million, or approximately 93% of case reserves of $184.1 million for accident years 2004 through 2009. During 2010, case incurred loss and allocated LAE (“ALAE”) was $65.8 million, which was less than expected for this business. As a result of the lower than expected case incurred loss and ALAE during 2010, the actuarial methods based on case incurred losses produced lower estimated ultimate losses for these accident years. As a result, at December 31, 2010, the IBNR was determined to be $86.2 million, or approximately 57% of the remaining case reserves. The impact of this revised estimate was a decrease to multiple peril liability reserves of $18.4 million.

At December 31, 2009, based on actuarial techniques described above, management estimated that IBNR related to general liability occurrence was $107.1 million, or approximately 265% of case reserves of $40.4 million for accident years 2004 through 2009. During 2010, case incurred loss and ALAE was $33.1 million, which was less than expected for this business. As a result of the lower than expected case incurred loss and ALAE during 2010, the actuarial methods based on case incurred losses produced lower estimated ultimate losses for these accident years. As a result, at December 31, 2010, the IBNR was determined to be $61.7 million, or approximately 164% of the remaining case reserves. The impact of this revised estimate was a decrease to general liability occurrence reserves of $12.3 million.

In addition to the development described for the lines of business above, management also recorded a $6.4 million net increase in IBNR in other lines of business as a result of its review of loss reserves at December 31, 2010. The change in IBNR for each other line of business was not individually significant.

The net favorable loss reserve development at White Mountains Re was primarily related to short-tailed lines, such as property, accident & health and marine, in recent underwriting years. Included in the $57.1 million favorable loss reserve development was the recognition of $16.3 million in deferred gains from a retrocessional reinsurance contract that incepted in 2000 and was fully collected in 2010.

Esurance’s net favorable loss reserve development was primarily due to automobile liability coverages for accident years 2008 and 2009.

Loss and LAE development—2009

During the year ended December 31, 2009, White Mountains experienced $121.5 million of net favorable loss reserve development, which consisted of $83.4 million of net favorable loss reserve development at OneBeacon, $30.4 million of net favorable loss reserve development at White Mountains Re and $7.7 million of net favorable loss reserve development at Esurance.

OneBeacon’s net favorable loss reserve development in 2009 was primarily related to lower than expected severity on losses. The favorable loss reserve development was primarily related to professional liability business, multiple peril liability and other general liability lines and was partially offset by adverse loss reserve development at AutoOne.

Specifically, at December 31, 2008, management had revised its expectations downward with respect to future loss emergence in the professional liability business. The original expectations had initially been based on market analysis when this business was initiated in 2002 and 2003. However, during 2009, losses continued to be significantly lower than these revised expectations. As a result, management lowered its selected reserves on the earliest years of this business. Loss estimates in more recent years were also affected as total loss expectations for later years are based in part on prior years’ results. The impact of this revised estimate was a decrease to professional liability reserves of $60.0 million.

At December 31, 2008, OneBeacon had estimated that future payments from personal injury protection (“PIP”) litigation from its AutoOne business would be approximately $7.8 million.  During 2009, the legal expenses related to this litigation were higher than expected.  As a result, OneBeacon increased estimates of all accident years for AutoOne. The total increase in estimate was $33.3 million.

At December 31, 2008, based on actuarial techniques described above, OneBeacon estimated that IBNR related to multiple peril liability was $173.9 million, or approximately 85% of case reserves of $204.9 million for 2002 and subsequent accident years.  During 2009, ALAE was $36.8 million, which was less than expected for this line of business.  As a result of the lower than expected case incurred loss and ALAE during 2009, the actuarial methods based on case incurred losses produced lower estimated ultimate losses for these accident years.  As a result, at December 31, 2009, the IBNR was determined to be $95.4 million, or approximately 73% of the remaining case reserves.  The impact of this revised estimate was a decrease to multiple peril liability reserves of $42.6 million.

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

OneBeacon’s favorable loss reserve development on prior accident year losses in 2008 was primarily related to lower than expected severity on losses in professional liability business and multiple peril liability and was partially offset by adverse loss reserve development at AutoOne and in legacy run-off.

Specifically, at December 31, 2007, management had revised its expectations downward with respect to future loss emergence in the professional liability business. The original expectations had initially been based on market analysis when this business was initiated in 2002 and 2003. However, during 2008, losses continued to be significantly lower than these revised expectations. As a result, management lowered its selected reserves on the earliest years of this business. Loss estimates in more recent years were also affected as total loss expectations for later years are based in part on prior years’ results. The impact of this revised estimate was a decrease to professional liability reserves of $50.5 million.

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

Fair value adjustment to loss and LAE reserves

In connection with purchase accounting for the acquisitions of OneBeacon, Scandinavian Re, and Stockbridge Insurance Company, White Mountains was required to adjust loss and LAE reserves and the related reinsurance recoverables to fair value on their respective acquired balance sheets. The net reduction to loss and LAE reserves is being recognized through an income statement charge ratably with and over the period the claims are settled.

White Mountains recognized $8.5 million, $12.2 million and $16.9 million of such charges, recorded as loss and LAE during 2010, 2009 and 2008. As of December 31, 2010, the pre-tax un-accreted adjustment was $21.0 million.

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

In the third quarter 2010, WMRe America completed an in-depth analysis of its asbestos exposure, which was an update to the 2007 asbestos study described below. The main focus of the analysis was on the internal claims analysis of all treaty and facultative contracts likely to have asbestos exposure at June 30, 2010.  This analysis entailed examining total expected asbestos losses and LAE from a variety of information sources, including asbestos studies, data reported to WMRe America and external benchmarking scenarios.  The combined effect of all these estimates resulted in no further increase in IBNR for asbestos losses and LAE as a result of the 2010 in-depth analysis.

In 2007, White Mountains Re completed a detailed, ground-up asbestos exposure study. The study analyzed potential exposure to loss of all insureds that had reported at least $250,000 in losses to WMRe America through reinsurance contracts as of June 30, 2007 and a significant sample of all other insureds that had reported losses of less than $250,000, whose sample findings were extrapolated to the entire population. The combined effect of all these estimates resulted in an increase of $51.6 million in IBNR for asbestos losses and LAE in 2007.

In 2008, White Mountains Re recorded $11.0 million of IBNR losses and LAE, reflecting an increase in paid losses and LAE recorded during the year.  This amount was developed by analyzing the claim payment activity WMRe America experienced and comparing this activity to what was expected to emerge since the December 2007 asbestos study.  In 2009, White Mountains Re recorded $18.4 million of asbestos losses based on a similar claims payment review. In 2010, prior to the in-depth analysis described above, White Mountains Re recognized $7.3 million of additional asbestos losses, also based on a claims payment review.

White Mountains Re reviewed WMRe America’s exposure to environmental losses using industry benchmarks such as “survival ratios”, IBNR to case reserve ratios, and reported and paid environmental claim activity. Based on this information, management did not increase environmental reserves.  White Mountains Re’s A&E three year survival ratio was 12.5 years at December 31, 2010 and 12.3 years at December 31, 2009.

Immediately prior to White Mountains’ acquisition of OneBeacon, Aviva caused OneBeacon to purchase a reinsurance contract with National Indemnity Company (“NICO”) under which OneBeacon is entitled to recover from NICO up to $2.5 billion in the future for asbestos claims arising from business written by OneBeacon in 1992 and prior, environmental claims arising from business written by OneBeacon in 1987 and prior, and certain other exposures (the “NICO Cover”). Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon’s third party reinsurers in existence at the time the NICO Cover was executed (“Third Party Recoverables”). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. Any amounts uncollectible from third party reinsurers due to dispute or the reinsurers’ financial inability to pay are covered by NICO under its agreement with OneBeacon. Third Party Recoverables are typically for the amount of loss in excess of a stated level each year. Of claim payments in the past 11 years, approximately 44% of asbestos and environmental losses have been recovered under the historical third party reinsurance.

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

As noted above, OneBeacon estimates that on an incurred basis it has used approximately $2.2 billion of the coverage provided by NICO at December 31, 2010.  Since entering into the NICO Cover, approximately 5% of the $2.2 billion of utilized coverage relates to uncollectible Third Party Recoverables and settlements on Third Party Recoverables through December 31, 2010.  Net losses paid by NICO totaled approximately $1.4 billion as of December 31, 2010, with $182.1 million paid in 2010.  Asbestos payments during 2010 reflect payments resulting from intensified efforts by claimants to resolve asbestos claims prior to enactment of potential U.S. federal asbestos legislation. To the extent that OneBeacon’s estimate of ultimate A&E losses and Third Party Recoverables differs from actual experience, the remaining protection under the NICO Cover may be more or less than the $320.2 million that OneBeacon estimates remained at December 31, 2010.

White Mountains’ reserves for A&E losses at December 31, 2010 represent management’s best estimate of its ultimate liability based on information currently available. However, as case law expands, and medical and clean-up costs increase and industry settlement practices change, White Mountains may be subject to asbestos and environmental losses beyond currently estimated amounts. White Mountains cannot reasonably estimate at the present time loss reserve additions arising from any such future adverse developments and cannot be sure that allocated loss reserves, plus the remaining capacity under the NICO Cover and other reinsurance contracts, will be sufficient to cover additional liability arising from any such adverse developments.

The following tables summarize reported asbestos and environmental loss and LAE reserve activities (gross and net of reinsurance) for OneBeacon, White Mountains Re and White Mountains’ Other Operations, consisting of the International American Group (until its disposition in 2008), for the years ended December 31, 2010, 2009 and 2008, respectively:

OneBeacon	Year Ended December 31,
Net A&E Loss Reserve Activity	2010			2009			2008
Millions	Gross	Pre-NICO Net(1)	Net	Gross	Pre-NICO Net(1)	Net	Gross	Pre-NICO Net(1)	Net
Asbestos:
Beginning balance	$985.6	$688.8	$6.5	$1,098.4	$741.5	$6.5	$1,155.9	$699.7	$7.2
Incurred losses and LAE	—	—	—	1.0	—	—	37.8	114.5	—
Paid losses and LAE	(81.6)	(41.5)	(.1)	(113.8)	(52.7)	—	(95.3)	(72.7)	(.7)
Ending balance	904.0	647.3	6.4	985.6	688.8	6.5	1,098.4	741.5	6.5
Environmental:
Beginning balance	350.7	218.6	7.6	470.3	261.2	5.5	577.1	342.5	6.0
Incurred losses and LAE	6.2	6.0	6.0	4.9	5.0	5.0	(74.3)	(56.2)	2.6
Paid losses and LAE	(237.9)	(130.8)	(4.4)	(124.5)	(47.6)	(2.9)	(32.5)	(25.1)	(3.1)
Ending balance	119.0	93.8	9.2	350.7	218.6	7.6	470.3	261.2	5.5
Total asbestos and environmental:
Beginning balance	1,336.3	907.4	14.1	1,568.7	1,002.7	12.0	1,733.0	1,042.2	13.2
Incurred losses and LAE	6.2	6.0	6.0	5.9	5.0	5.0	(36.5)	58.3	2.6
Paid losses and LAE	(319.5)	(172.3)	(4.5)	(238.3)	(100.3)	(2.9)	(127.8)	(97.8)	(3.8)
Ending balance	$1,023.0	$741.1	$15.6	$1,336.3	$907.4	$14.1	$1,568.7	$1,002.7	$12.0

(1) Represents A&E reserve activity, net of third party reinsurance, but prior to the NICO Cover.

White Mountains Re	Year Ended December 31,
Net A&E Loss Reserve Activity	2010		2009		2008
Millions	Gross	Net	Gross	Net	Gross	Net
Asbestos:
Beginning balance	$187.0	$146.6	$173.7	$138.5	$181.9	$142.1
Losses and LAE acquired - Central National	10.4	9.7	—	—	—	—
Incurred losses and LAE	9.0	7.3	24.7	18.4	11.5	10.7
Paid losses and LAE	(14.5)	(12.1)	(11.4)	(10.3)	(19.7)	(14.3)
Ending balance	191.9	151.5	187.0	146.6	173.7	138.5
Environmental:
Beginning balance	22.2	17.9	24.5	20.1	26.7	21.0
Losses and LAE acquired - Central National	3.5	2.4	—	—	—	—
Incurred losses and LAE	(2.5)	(1.3)	(.8)	(.7)	—	.7
Paid losses and LAE	(.8)	(.9)	(1.5)	(1.5)	(2.2)	(1.6)
Ending balance	22.4	18.1	22.2	17.9	24.5	20.1
Total asbestos and environmental:
Beginning balance	209.2	164.5	198.2	158.6	208.6	163.1
Losses and LAE acquired - Central National	13.9	12.1	—	—	—	—
Incurred losses and LAE	6.5	6.0	23.9	17.7	11.5	11.4
Paid losses and LAE	(15.3)	(13.0)	(12.9)	(11.8)	(21.9)	(15.9)
Ending balance	$214.3	$169.6	$209.2	$164.5	$198.2	$158.6

Other Operations	Year Ended December 31,
Net A&E Loss Reserve Activity(1)	2008
Millions	Gross	Net
Asbestos:
Beginning balance	$20.4	$20.2
Incurred losses and LAE	(.6)	(.6)
Paid losses and LAE	(.5)	(.5)
Outgoing asbestos reserves due to sale of International American Group	(19.3)	(19.1)
Ending balance	—	—
Environmental:
Beginning balance	6.1	6.0
Incurred losses and LAE	4.5	4.5
Paid losses and LAE	—	—
Outgoing environmental reserves due to sale of International American Group	(10.6)	(10.5)
Ending balance	—	—
Total asbestos and environmental:
Beginning balance	26.5	26.2
Incurred losses and LAE	3.9	3.9
Paid losses and LAE	(.5)	(.5)
Outgoing A&E reserves due to sale of International American Group	(29.9)	(29.6)
Ending balance	$—	$—

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

	Year ended December 31, 2010
Millions	OneBeacon	White Mountains Re	Esurance	Other Insurance Operations	Total
Written premiums:
Direct	$1,578.8	$121.6	$822.1	$—	$2,522.5
Assumed	57.7	957.5	16.6	—	1,031.8
Gross written premiums	1,636.5	1,079.1	838.7	—	3,554.3
Ceded (1)	(400.2)	(213.3)	(3.1)	—	(616.6)
Net written premiums	$1,236.3	$865.8	$835.6	$—	$2,937.7
Earned premiums:
Direct	$1,732.5	$117.9	$812.6	$—	$2,663.0
Assumed	64.2	929.7	17.2	—	1,011.1
Gross earned premiums	1,796.7	1,047.6	829.8	—	3,674.1
Ceded (1)	(309.0)	(199.7)	(3.0)	—	(511.7)
Net earned premiums	$1,487.7	$847.9	$826.8	$—	$3,162.4
Losses and LAE:
Direct	$949.1	$59.4	$613.8	—	$1,622.3
Assumed	128.8	684.4	10.8	—	824.0
Gross losses and LAE	1,077.9	743.8	624.6	—	2,446.3
Ceded (1)	(147.7)	(212.8)	(17.8)	—	(378.3)
Net losses and LAE	$930.2	$531.0	$606.8	$—	$2,068.0

(1) During 2010, OneBeacon ceded written premiums of $262.2, earned premiums of $165.0 and loss and LAE of $86.5 pursuant to the Commercial Lines Transaction.

	Year ended December 31, 2009
Millions	OneBeacon	White Mountains Re	Esurance	Other Insurance Operations	Total
Written premiums:
Direct	$2,061.3	$107.3	$761.6	$—	$2,930.2
Assumed	58.6	889.2	19.6	—	967.4
Gross written premiums	2,119.9	996.5	781.2	—	$3,897.6
Ceded	(213.2)	(189.7)	(2.7)	—	(405.6)
Net written premiums	$1,906.7	$806.8	$778.5	$—	$3,492.0
Earned premiums:
Direct	$2,122.4	$107.2	$764.1	$—	$2,993.7
Assumed	66.8	927.5	20.6	—	1,014.9
Gross earned premiums	2,189.2	1,034.7	784.7	—	4,008.6
Ceded	(229.7)	(175.9)	(2.6)	—	(408.2)
Net earned premiums	$1,959.5	$858.8	$782.1	$—	$3,600.4
Losses and LAE:
Direct	$1,137.3	$68.8	$585.5	$—	$1,791.6
Assumed	40.8	492.2	13.0	—	546.0
Gross losses and LAE	1,178.1	561.0	598.5	—	2,337.6
Ceded	(56.2)	(142.2)	(20.1)	—	(218.5)
Net losses and LAE	$1,121.9	$418.8	$578.4	$—	$2,119.1

	Year ended December 31, 2008
Millions	OneBeacon	White Mountains Re	Esurance	Other Insurance Operations	Total
Written premiums:
Direct	$2,154.0	$86.2	$802.1	$—	$3,042.3
Assumed	60.0	989.9	24.3	—	1,074.2
Gross written premiums	2,214.0	1,076.1	826.4	—	4,116.5
Ceded	(250.9)	(145.0)	(3.0)	—	(398.9)
Net written premiums	$1,963.1	$931.1	$823.4	$—	$3,717.6
Earned premiums:
Direct	$2,078.0	$100.7	$807.9	$—	$2,986.6
Assumed	53.6	1,045.8	25.6	—	1,125.0
Gross earned premiums	2,131.6	1,146.5	833.5	—	4,111.6
Ceded	(252.6)	(145.7)	(3.3)	—	(401.6)
Net earned premiums	$1,879.0	$1,000.8	$830.2	$—	$3,710.0
Losses and LAE:
Direct	$1,262.1	$59.9	$619.5	$1.4	$1,942.9
Assumed	34.2	758.5	16.1	.2	809.0
Gross losses and LAE	1,296.3	818.4	635.6	1.6	2,751.9
Ceded	(170.1)	(73.4)	.2	(2.2)	(245.5)
Net losses and LAE	$1,126.2	$745.0	$635.8	$(.6)	$2,506.4

OneBeacon

In the ordinary course of its business, OneBeacon purchases reinsurance from high-quality, highly rated, third party reinsurers in order to minimize loss from large risks or catastrophic events.

The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could be material to OneBeacon’s operating results and financial position. Examples of catastrophes include losses caused by earthquakes, wildfires, hurricanes and other types of storms and terrorist acts. The extent of losses caused by catastrophes is a function of the amount and type of insured exposure in the area affected by the event as well as the severity of the event.  OneBeacon continually assesses and implements programs to manage its exposure to catastrophe losses through individual risk selection and by limiting its concentration of insurance written in catastrophe-prone areas, such as coastal regions. In addition, OneBeacon imposes wind deductibles on existing coastal windstorm exposures. OneBeacon uses probable maximum loss (“PML”) forecasting to quantify its exposure to catastrophic losses. PML is a statistical modeling technique that measures a company’s catastrophic exposure as the probable maximum loss in a given time period.

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

OneBeacon estimates its individual retention level for commercial policies subject to the Terrorism Act to be approximately $135 million in 2011, which is based on 2010’s net written premiums. The federal government will pay 85% of covered terrorism losses that exceed OneBeacon’s or the industry’s retention levels in 2011 up to a total of $100 billion.

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

OneBeacon had entered into a 30% quota share agreement with a group of reinsurers that ran from January 1, 2009 through December 31, 2009, and had renewed the agreement effective January 1, 2010. Through June 30, 2010 OneBeacon ceded $25.6 million of written premiums from its Northeast homeowners business written through OneBeacon Insurance Company (“OBIC”) and its subsidiary companies, along with Adirondack and New Jersey Skylands Insurance Association.  Effective July 1, 2010, the closing date of the Personal Lines Transaction, the agreement was amended to remove OneBeacon as a signatory.  During the year ended December 31, 2009, OneBeacon ceded $59.9 million under this quota share agreement.

OneBeacon’s property catastrophe reinsurance program does not cover personal or commercial property losses resulting from nuclear events or biological, chemical or radiological terrorist attacks or losses resulting from acts of terrorism as defined under the Terrorism Act, as amended, committed by an individual or individuals acting on behalf of any foreign person or foreign interest.

OneBeacon also purchases property-per-risk reinsurance coverage for certain risks to reduce large loss volatility. The property-per-risk reinsurance program reinsures losses in excess of $10 million up to $100 million. Individual risk facultative reinsurance may be purchased above $100 million where it is deemed appropriate. The property-per-risk treaty also provides one limit of reinsurance protection for losses in excess of $10 million up to $100 million on an individual risk basis for terrorism losses. However, nuclear, biological, chemical and radiological terrorist attacks are not covered.

OneBeacon also maintains a casualty reinsurance program that provides protection for individual risk or catastrophe losses involving workers compensation, general liability, automobile liability, professional liability or umbrella liability in excess of $5 million up to $21 million.

In 2001, OneBeacon purchased reinsurance contracts with two reinsurance companies rated “AA+” (Very Strong, the second highest of twenty-one financial strength ratings) by Standard & Poor’s and “A++” (Superior, the highest of fifteen ratings) by A.M. Best. One contract is a reinsurance cover with NICO which entitles OneBeacon to recover up to $2.5 billion in ultimate loss and LAE incurred related primarily to A&E claims arising from business written by OneBeacon’s predecessor prior to 1992 for asbestos claims and 1987 for environmental claims. As of December 31, 2010, OneBeacon has ceded estimated incurred losses of approximately $2.2 billion to the NICO Cover. Through December 31, 2010 $1.4 billion of these incurred losses have been paid by NICO.  Since entering into the NICO Cover, approximately 5% ($110 million) of the $2.2 billion of utilized coverage relates to uncollectible Third Party Recoverables and settlements on Third Party Recoverables through December 31, 2010.

The other contract is a reinsurance cover with General Reinsurance Corporation, or GRC, for up to $570 million of additional losses on all claims arising from accident years 2000 and prior. As of December 31, 2010, OneBeacon has ceded estimated incurred losses of $550 million to the GRC Cover. Pursuant to the GRC Cover, OneBeacon is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OneBeacon intends to only seek reimbursement from GRC for claims which result in payment patterns similar to those supporting the recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OneBeacon on its investments. This cost, if any, is expected to be nominal.

At December 31, 2010, OneBeacon had $44.5 million of reinsurance recoverables on paid losses and $2,069.7 million (gross of $176.5 million in purchase accounting adjustments, as described in Note 3) that will become recoverable if claims are paid in accordance with current reserve estimates. Reinsurance contracts do not relieve OneBeacon of its obligation to its policyholders. Therefore, collectability of balances due from reinsurers is critical to its financial strength.

The following table provides a listing of OneBeacon’s top reinsurers, excluding industry pools and associations and affiliates of White Mountains, based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurer’s A.M. Best rating.

Top Reinsurers ($ in millions)	Balance at December 31, 2010	% of Total	A.M. Best Rating(1)
National Indemnity Company and General Reinsurance Corporation (2)	$1,594.4	75%	A++
The Hanover	82.7	4%	A
Tokio Marine and Nichido Fire (3)	66.7	3%	A++
Tower	66.4	3%	A-
Munich Reinsurance America	32.2	2%	A+

(1) A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen financial strength ratings), “A+” (Superior, which is the second highest of fifteen financial strength ratings), “A” (Excellent, which is the third highest of fifteen financial strength ratings), and “A-” (Excellent, which is the fourth highest of fifteen financial strength ratings). Ratings are as of December 31, 2010.

(2) Includes $320.2 of Third Party Recoverables, which NICO would pay under the terms of the NICO Cover if they are unable to collect from third party reinsurers.

(3) Includes $40.4 of reinsurance recoverables from various third party reinsurers that are guaranteed by Tokio Marine and Nichido Fire under the terms of a 100% quota share reinsurance agreement between Houston General Insurance Company and Tokio Marine and Nichido Fire.

White Mountains Re

White Mountains Re’s reinsurance protection primarily consists of pro-rata and excess of loss protections to cover aviation, trade credit, and certain property exposures. White Mountains Re’s property reinsurance provides both proportional and non-proportional protections for Europe, the Americas, Asia, the Middle East, and Australia.  This reinsurance is designed to increase underwriting capacity where appropriate, and to reduce exposure both to large catastrophe losses and to a frequency of smaller loss events.  Attachment points and coverage limits vary by region around the world.  Reinsurance contracts do not relieve White Mountains Re of its obligation to its ceding companies. Therefore, collectability of balances due from its retrocessional reinsurers is critical to White Mountains Re’s financial strength.

Beginning April 1, 2008, WMRe has annually purchased from multiple reinsurers $65.0 million of total limit annually of group excess of loss retrocessional protection for its non-U.S. and non-Japan earthquake-related exposures. This catastrophe excess of loss covers all of the White Mountains Re operating subsidiaries, and is effective through March 31, 2011.  During 2010 White Mountains Re recovered the full $65.0 million limit under this cover as a result of the Chilean Earthquake.  Additionally, in 2010 White Mountains Re purchased industry loss warranties that cover adverse impact of New Madrid-related earthquake exposures, which were not renewed for 2011. Also in 2010 and 2009 White Mountains Re purchased industry loss warranties that cover adverse impact of the occurrence of wind and flood catastrophe events in Europe with available limits of $20.0 million.

White Mountains Re’s aviation reinsurance program is intended to reduce exposure to a frequency of small losses, a single large loss or a combination of both.  Coverages are generally provided on an industry loss warranty basis.

In 2010, White Mountains Re ceded 25% of its trade credit business under a quota share retrocession, which supported growth in this line.  The treaty was renewed for 2011 at a 19% cession percentage.

In 2000, WMRe America purchased a reinsurance contract from Imagine Re (the “Imagine Cover”) to reduce its statutory operating leverage and protect its statutory surplus from adverse development relating to A&E exposures as well as the reserves assumed in certain recent acquisitions. In accordance with ASC 944, the amounts related to reserves transferred to Imagine Re for liabilities incurred as a result of past insurable events were accounted for as retroactive reinsurance.  At December 31, 2009, WMRe America had a reinsurance recoverable balance of $125.7 million due under the Imagine Cover.  This balance was fully collateralized with WMRe America as the beneficiary of invested assets in a trust. During 2010, WMRe America determined that the full reinsurance recoverable under the Imagine Cover was due.  Accordingly, WMRe America billed Imagine Re for the remaining balance due under the Imagine Cover and withdrew this amount from the trust. As of December 31, 2010, WMRe America had collected all amounts due from Imagine Re.

At December 31, 2009, WMRe America had $16.3 million of unamortized deferred gains related to the Imagine Cover.  During 2010, as a result of the collection of the reinsurance recoverable balance due under the Imagine Cover, WMRe America recognized the remaining $16.3 million of unamortized deferred gains. White Mountains Re recognized $4.6 million of such deferred gains during 2009 and 2008.

At December 31, 2010, White Mountains Re had $18.6 million of reinsurance recoverables on paid losses and $450.8 million of reinsurance that will become recoverable if claims are paid in accordance with current reserve estimates.  The following table provides a listing of White Mountains Re’s top reinsurers based upon recoverable amounts, the percentage of total recoverables and the reinsurer’s A.M. Best Rating.

Top Reinsurers ($ in millions)	Balance at December 31, 2010	% of Total	A.M. Best Rating(1)	% Collateralized
London Life (2)	$52.9	11%	A	100%
Lloyds of London(3)	51.7	11%	A	3%
Olympus (2)	50.4	11%	NR-5	100%
General Reinsurance Corporation	44.8	10%	A++	1%
Swiss Re Group	40.6	9%	A	2%

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

NOTE 5. Investment Securities

White Mountains’ net investment income is comprised primarily of interest income associated with White Mountains’ fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments. Net investment income for 2010, 2009 and 2008 consisted of the following:

	Year Ended December 31,
Millions	2010	2009	2008
Investment income:
Fixed maturity investments	$214.9	$266.7	$346.0
Short-term investments	3.1	5.7	44.4
Common equity securities	10.8	4.9	28.1
Convertible fixed maturity investments	6.0	8.2	6.8
Other long-term investments	6.0	4.2	1.4
Interest on funds held under reinsurance treaties	(1.7)	(7.3)	.5
Total investment income	239.1	282.4	427.2
Third-party investment expenses	(10.6)	(10.0)	(16.9)
Net investment income, pre-tax	$228.5	$272.4	$410.3

Net realized and unrealized investment gains and losses

White Mountains recognized $95.9 million, $384.6 million, and $(1,107.1) million of net realized and unrealized investment gains (losses) for the years ended December 31, 2010, 2009, and 2008.

Net realized investment gains (losses)

Net realized investment gains (losses) for 2010, 2009 and 2008 consisted of the following:

	Year Ended December 31,
Millions	2010	2009	2008
Fixed maturity investments	$107.4	$(6.8)	$(92.3)
Short-term investments	—	.2	—
Common equity securities	6.9	(47.8)	(385.7)
Convertible fixed maturity investments	17.2	15.9	(17.7)
Other long-term investments	15.9	(31.9)	(23.0)
Net realized investment gains (losses), pre-tax	147.4	(70.4)	(518.7)
Income taxes attributable to realized investment gains and (losses)	(45.9)	15.0	165.4
Net realized investment gains (losses), after-tax	$101.5	$(55.4)	$(353.3)

White Mountains recognized gross realized investment gains of $218.2 million, $161.5 million and $138.7 million and gross realized investment losses of $70.8 million, $231.9 million and $657.4 million on sales of investment securities during 2010, 2009 and 2008.

As of December 31, 2010 and 2009, White Mountains reported $22.4 million and $9.1 million in accounts payable on unsettled investment purchases and $40.0 million and $27.6 million in accounts receivable on unsettled investment sales.

Net unrealized investment gains (losses)

The following table summarizes changes in the carrying value of investments measured at fair value:

	Year Ended December 31, 2010
Millions	Net unrealized gains (losses)	Net foreign currency gains (losses)	Total changes in fair value reflected in earnings
Fixed maturities	$(71.9)	$(53.8)	$(125.7)
Short-term investments	—	.2	.2
Common equity securities	78.4	(9.6)	68.8
Convertible fixed maturity investments	(4.6)	—	(4.6)
Other long-term investments	17.6	(7.8)	9.8
Net unrealized investment gains (losses), pre-tax	19.5	(71.0)	(51.5)
Income taxes attributable to unrealized investment gains (losses)	(.3)	18.8	18.5
Net unrealized investment gains (losses), after-tax	$19.2	$(52.2)	$(33.0)

	Year Ended December 31, 2009
Millions	Net unrealized gains (losses)	Net foreign currency gains (losses)	Total changes in fair value reflected in earnings
Fixed maturities	$355.8	$(53.6)	$302.2
Short-term investments	(.3)	1.6	1.3
Common equity securities	58.6	(9.9)	48.7
Convertible fixed maturity investments	40.6	—	40.6
Other long-term investments	67.2	(5.0)	62.2
Net unrealized investment gains (losses), pre-tax	521.9	(66.9)	455.0
Income taxes attributable to unrealized investment gains (losses)	(162.5)	15.0	(147.5)
Net unrealized investment gains (losses), after-tax	$359.4	$(51.9)	$307.5

	Year Ended December 31, 2008
Millions	Net unrealized gains (losses)	Net foreign currency gains (losses)	Total changes in fair value reflected in earnings
Fixed maturities	$(259.7)	$73.8	$(185.9)
Short-term investments	.2	.3	.5
Common equity securities	(255.4)	18.3	(237.1)
Convertible fixed maturity investments	(26.9)	—	(26.9)
Other long-term investments	(148.9)	9.9	(139.0)
Net unrealized investment gains (losses), pre-tax	(690.7)	102.3	(588.4)
Income taxes attributable to unrealized investment gains (losses)	206.1	(22.9)	183.2
Net unrealized investment gains (losses), after-tax	$(484.6)	$79.4	$(405.2)

The following table summarizes the amount of total gains (losses) included in earnings attributable to unrealized investment gains (losses) for Level 3 investments for the years ended December 31, 2010, 2009 and 2008.  The table excludes amounts related to the change in value of the Symetra warrants which is recorded within other revenues.

	Year Ended December 31,
Millions	2010	2009	2008
Fixed maturities	$10.2	$47.3	$(60.8)
Common equity securities	(19.2)	14.7	(16.7)
Convertible fixed maturities	—	.1	—
Other long-term investments	39.0	65.0	(161.4)
Total unrealized investment gains (losses), pre-tax - Level 3 investments	$30.0	$127.1	$(238.9)

The components of White Mountains’ net realized and unrealized investment gains, after-tax, as recorded on the statements of operations and comprehensive income (losses) were as follows:

	Year Ended December 31,
Millions	2010	2009	2008
Net change in pre-tax unrealized gains (losses) on investments in unconsolidated affiliates	$72.7	$192.7	$(193.4)
Income taxes	.8	(.3)	.4
Net change in unrealized gains (losses) on investments in unconsolidated affiliates, after tax	73.5	192.4	(193.0)
Change in net unrealized foreign currency gains (losses) on investments through accumulated other comprehensive income, after-tax	79.5	135.9	(244.3)
Total investments gains (losses) through accumulated other comprehensive income	153.0	328.3	(437.3)
Change in net unrealized investment gains (losses), after-tax	33.0	307.5	(405.2)
Net realized investment gains (losses), after-tax	101.5	(55.4)	(353.3)
Total investment gains (losses) recorded during the period, after-tax	$287.5	$580.4	$(1,195.8)

Investment Holdings

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses, and carrying values of White Mountains’ fixed maturity investments as of December 31, 2010 and 2009, were as follows:

	December 31, 2010
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains(losses)	Carrying value
US Government and agency obligations	$396.2	$13.7	$(.8)	$—	$409.1
Debt securities issued by industrial corporations	2,325.5	92.8	(22.4)	(37.9)	2,358.0
Municipal obligations	4.3	.1	(.1)	—	4.3
Mortgage-backed and asset-backed securities	2,483.4	20.6	(18.8)	(12.9)	2,472.3
Foreign government, agency and provincial obligations	1,053.6	7.7	(6.5)	(8.3)	1,046.5
Preferred stocks	83.1	6.7	—	(.1)	89.7
Total fixed maturity investments	$6,346.1	$141.6	$(48.6)	$(59.2)	$6,379.9

	December 31, 2009
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
US Government and agency obligations	$779.6	$19.7	$(.3)	$.1	$799.1
Debt securities issued by industrial corporations	2,318.2	126.5	(10.2)	(9.4)	2,425.1
Municipal obligations	4.7	.2	—	—	4.9
Mortgage-backed and asset-backed securities	2,066.4	34.2	(27.9)	4.2	2,076.9
Foreign government, agency and provincial obligations	697.5	19.6	(.3)	4.2	721.0
Preferred stocks	73.7	.8	(.3)	—	74.2
Total fixed maturity investments	$5,940.1	$201.0	$(39.0)	$(.9)	$6,101.2

The cost or amortized cost and carrying value of White Mountains’ fixed maturity investments and convertible fixed maturity investments, at December 31, 2010 is presented below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2010
Millions	Cost or amortized cost	Carrying value
Due in one year or less	$537.7	$534.4
Due after one year through five years	2,399.6	2,457.7
Due after five years through ten years	876.4	875.0
Due after ten years	108.6	111.0
Mortgage-backed and asset-backed securities	2,483.4	2,472.3
Preferred stocks	83.1	89.7
Total	$6,488.8	$6,540.1

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses, and carrying values of White Mountains’ common equity securities, convertible fixed maturities and other long-term investments as of December 31, 2010 and 2009, were as follows:

	December 31, 2010
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
Common equity securities	$598.1	$111.8	$(1.7)	$1.8	$710.0
Convertible fixed maturities	$142.7	$17.6	$(.1)	$—	$160.2
Other long-term investments	$333.5	$62.4	$(13.0)	$(6.8)	$376.1

	December 31, 2009
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
Common equity securities	$415.5	$40.2	$(8.5)	$11.3	$458.5
Convertible fixed maturities	$210.9	$22.3	$(.1)	$—	$233.1
Other long-term investments	$309.0	$51.3	$(19.9)	$.9	$341.3

Sales and maturities of investments, excluding short-term investments, totaled $4,883.9 million, $4,068.3 million and $6,412.2 million for the years ended December 31, 2010, 2009 and 2008. There were no non-cash exchanges or involuntary sales of investment securities during 2010, 2009 or 2008.

Investments held on deposit or as collateral

As of December 31, 2010 and 2009, investments of $314.1 million, which includes $29.0 million related to investments held in a trust established in conjunction with the Personal Lines Transaction, and $436.6 million were held in trusts required to be maintained in relation to various reinsurance agreements. White Mountains’ consolidated insurance and reinsurance operations are required to maintain deposits with certain insurance regulatory agencies in order to maintain their insurance licenses. The fair value of such deposits which are included within total investments totaled $363.2 million and $243.2 million as of December 31, 2010 and 2009.

Fair value measurements at December 31, 2010

White Mountains’ invested assets measured at fair value include fixed maturity securities, common and preferred equity securities, convertible fixed maturity securities and other long-term investments, such as hedge funds and private equities. Fair value measurements reflect management’s best estimate of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements fall into a hierarchy with three levels based on the nature of the inputs. Fair value measurements based on quoted prices in active markets for identical assets are at the top of the hierarchy (“Level 1”), followed by fair value measurements based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar, but not identical instruments (“Level 2”). Measurements based on unobservable inputs, including a reporting entity’s estimates of the assumptions that market participants would use are at the bottom of the hierarchy (“Level 3”).

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

In addition to the investments described above, White Mountains has $77.8 million and $51.4 million of investment-related liabilities recorded at fair value and included in other liabilities as of December 31, 2010 and 2009.  These liabilities relate to securities that have been sold short by limited partnerships in which White Mountains has investments and is required to consolidate under GAAP.  All of the liabilities included have been deemed to have a Level 1 designation.

Fair Value Measurements by Level

The following tables summarize White Mountains’ fair value measurements for investments at December 31, 2010 and 2009, by level.  The fair value measurements for derivative assets associated with White Mountains’ variable annuity business are presented in Note 8.

	December 31, 2010
Millions	Fair value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

Fixed maturities:
US Government and agency obligations	$409.1	$399.2	$9.9	$—

Debt securities issued by corporations:
Consumer	833.4	—	832.8	.6
Industrial	558.6	—	558.6	—
Financials	300.1	6.3	293.8	—
Communications	248.2	—	248.2	—
Basic materials	152.6	—	152.6	—
Utilities	129.5	—	129.5	—
Energy	111.8	—	111.8	—
Technology	23.8	—	23.8	—
Total debt securities issued by corporations:	2,358.0	6.3	2,351.1	.6

Municipal obligations	4.3	—	4.3
Mortgage-backed and asset-backed securities	2,472.3	—	2,406.5	65.8
Foreign government, agency and provincial obligations	1,046.5	82.6	963.9	—
Preferred stocks	89.7	—	18.3	71.4
Total fixed maturities	6,379.9	488.1	5,754.0	137.8

Short-term investments	1,106.3	1,009.7	96.6	—

Common equity securities:
Financials	228.7	159.7	1.2	67.8
Consumer	133.3	132.5	.8	—
Basic materials	111.1	109.4	1.7	—
Energy	66.9	66.9	—	—
Utilities	52.0	49.0	—	3.0
Technology	32.9	31.5	1.4	—
Other	85.1	31.9	52.8	.4
Total common equity securities	710.0	580.9	57.9	71.2

Convertible fixed maturity investments	160.2	—	160.2	—
Other long-term investments(1)	334.2	—	—	334.2
Total investments	$8,690.6	$2,078.7	$6,068.7	$543.2

(1) Excludes carrying value of $41.9 associated with other long-term investment limited partnerships accounted for using the equity method.

	December 31, 2009
Millions	Fair value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

Fixed maturities:
US Government and agency obligations	$799.1	$725.7	$72.5	$.9

Debt securities issued by corporations:
Consumer	961.7	—	961.0	.7
Industrial	533.2	—	533.2	—
Financials	255.8	—	250.6	5.2
Communications	248.5	—	248.5	—
Energy	153.4	—	153.4	—
Basic materials	129.4	—	129.4	—
Utilities	118.0	—	118.0	—
Technology	25.1	—	25.1	—
Total debt securities issued by corporations	2,425.1	—	2,419.2	5.9

Municipal obligations	4.9	—	4.9	—
Mortgage-backed and asset-backed securities	2,076.9	—	2,034.6	42.3
Foreign government, agency and provincial obligations	721.0	112.4	608.6	—
Preferred stocks	74.2	—	4.2	70.0
Total fixed maturities	6,101.2	838.1	5,144.0	119.1

Short-term investments	2,098.4	2,091.9	6.5	—

Common equity securities(1):
Financials	171.5	99.2	1.0	71.3
Basic materials	53.0	51.8	1.2	—
Consumer	38.6	38.6	—	—
Energy	30.5	28.1	—	2.4
Utilities	27.7	27.7	—	—
Other	133.2	36.4	48.3	48.5
Total common equity securities	454.5	281.8	50.5	122.2

Convertible fixed maturity investments	233.1	—	233.1	—
Other long-term investments(2)	325.6	—	—	325.6
Total investments	$9,212.8	$3,211.8	$5,434.1	$566.9

(1) Excludes carrying value of $4.0 associated with common equity securities accounted for using the equity method.

(2) Excludes carrying value of $15.7 associated with other long-term investment limited partnerships accounted for using the equity method.

Debt securities issued by corporations

The following table summarizes the ratings of the corporate debt securities held in White Mountains’ investment portfolio as of December 31, 2010 and 2009:

Millions	December 31, 2010	December 31, 2009
AAA	$—	$7.3
AA	247.5	274.3
A	920.0	725.1
BBB	1,163.2	1,336.3
BB	26.6	64.9
Other	.7	17.2
Debt securities issued by corporations	$2,358.0	$2,425.1

Mortgage-backed, Asset-backed Securities

White Mountains purchases commercial and residential mortgage-backed securities to maximize its fixed income portfolio’s risk adjusted returns in the context of a diversified portfolio. White Mountains’ non-agency commercial mortgage-backed portfolio (“CMBS”) is generally short tenor and structurally senior, with more than 30 points of subordination on average for fixed rate CMBS and more than 50 points of subordination on average for floating rate CMBS as of December 31, 2010.  In general, subordination represents the percentage principal loss on the underlying collateral that would be absorbed by other securities lower in the capital structure before the more senior security incurs any loss. White Mountains believes this structural protection mitigates the risk of loss tied to the refinancing challenges facing the commercial real estate market.  As of December 31, 2010, on average approximately 8% of the underlying loans were reported as non-performing for all CMBS held by White Mountains. White Mountains is not an originator of residential mortgage loans and held negligible amounts of residential mortgage-backed securities (“RMBS”) categorized as sub-prime as of December 31, 2010. In addition, White Mountains’ investments in hedge funds and private equities contain negligible amounts of sub-prime mortgage-backed securities at December 31, 2010. White Mountains considers sub-prime to be those mortgage-backed securities that have underlying loan pools that exhibit weak credit characteristics or those that are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., White Mountains considers investments backed primarily by second-liens to be a sub-prime risk regardless of credit scores or other metrics).

White Mountains categorizes mortgage-backed securities as “non-prime” (also called “Alt A” or “A-”) that are backed by collateral that has overall credit quality between prime and sub-prime based on White Mountains’ review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of December 31, 2010, $18.3 million of White Mountains’ mortgage-backed security holdings were classified as non-prime, with more than 20 points of subordination on average.  White Mountains’ non-agency residential mortgage-backed portfolio is generally of moderate average life and structurally senior. White Mountains does not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

	December 31, 2010			December 31, 2009
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
GNMA	$1,356.5	$1,306.8	$49.7	$808.7	$808.7	$—
FNMA	317.3	317.3	—	342.9	342.9	—
FHLMC	53.2	53.2	—	182.1	182.1	—
Total Agency(1)	1,727.0	1,677.3	49.7	1,333.7	1,333.7	—
Non-agency:
Residential	90.6	74.5	16.1	148.2	148.2	—
Commercial	102.2	102.2	—	376.5	334.2	42.3
Total Non-agency	192.8	176.7	16.1	524.7	482.4	42.3

Total mortgage-backed securities	1,919.8	1,854.0	65.8	1,858.4	1,816.1	42.3
Other asset-backed securities:
Credit card receivables	297.0	297.0	—	61.2	61.2	—
Vehicle receivables	255.4	255.4	—	156.5	156.5	—
Other	.1	.1	—	.8	.8	—
Total other asset-backed securities	552.5	552.5	—	218.5	218.5	—
Total mortgage and asset-backed securities	$2,472.3	$2,406.5	$65.8	$2,076.9	$2,034.6	$42.3

(1)          Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage Securities

The security issuance years of White Mountains’ investments in non-agency RMBS and non-agency CMBS securities as of December 31, 2010 are as follows:

		Security Issuance Year
Millions	Fair Value	2003	2004	2005	2006	2007	2010
Non-agency RMBS	$90.6	$4.7	$.2	$4.5	$42.6	$32.2	$6.4
Non-agency CMBS	102.2	5.3	—	27.6	—	69.3	—
Total	$192.8	$10.0	$.2	$32.1	$42.6	$101.5	$6.4

Non-agency Residential Mortgage Securities

The classification of the underlying collateral quality and the tranche levels of White Mountains non-agency RMBS securities are as follows as of December 31, 2010:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate(3)
Prime	$72.3	$41.7	$30.6	$—
Non-prime	18.3	17.2	1.1	—
Sub-prime	—	—	—	—
Total	$90.6	$58.9	$31.7	$—

(1)          At issuance, Super Senior were rated AAA by Standard & Poor’s or Aaa by Moody’s and were senior to other AAA or Aaa bonds.

(2)          At issuance, Senior were rated AAA by Standard & Poor’s and were senior to non-AAA bonds.

(3)          At issuance, Subordinate were not rated AAA by Standard & Poor’s and were junior to AAA bonds.

Non-agency Commercial Mortgage Securities

The amount of fixed and floating rate securities and their tranche levels of White Mountains’ non-agency CMBS securities are as follows as of December 31, 2010:

Millions	Fair Value	Super Senior (1)	Senior(2)	Subordinate(3)
Fixed rate CMBS	$63.4	$58.1	$5.3	$—
Floating rate CMBS	38.8	38.8	—	—
Total	$102.2	$96.9	$5.3	$—

(1)          At issuance, Super Senior were rated AAA by Standard & Poor’s and were senior to other AAA bonds.

(2)          At issuance, Senior were rated AAA by Standard & Poor’s and were senior to non-AAA bonds.

(3)          At issuance, Subordinate were not rated AAA by Standard & Poor’s and were junior to AAA bonds.

Other long-term investments

White Mountains holds investments in hedge funds and private equity funds, which are included in other long-term investments. The fair value of these investments has been estimated using the net asset value of the funds. At December 31, 2010, White Mountains held limited partnership and limited liability corporation investments in 18 hedge funds and 34 private equity funds. The largest investment in a single fund was $49.2 million at December 31, 2010. The following table summarizes investments in hedge funds and private equity interests by investment objective and sector at December 31, 2010 and December 31, 2009:

	December 31, 2010		December 31, 2009
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Hedge funds
Long/short equity	$54.4	$—	$100.1	$—
Long/short credit & distressed	34.1	—	37.3	—
Long/short equity REIT	25.2	—	21.3	—
Long diversified strategies	24.0	—	23.1	—
Long/short equity activist	16.9	—	10.8	—
Long bank loan	5.1	—	8.8	—
Total hedge funds	159.7	—	201.4	—

Private equity funds
Distressed residential real estate	49.2	—	9.2	40.9
Multi-sector	26.0	10.6	21.6	13.6
Energy infrastructure & services	24.2	10.8	30.3	17.3
Manufacturing/Industrial	17.9	—	—	—
International multi-sector, Europe	10.5	5.3	12.4	5.5
Private equity secondaries	10.4	4.4	6.9	5.1
Real estate	9.1	4.6	11.1	5.9
International multi-sector, Asia	4.9	2.7	4.7	2.8
Insurance	3.9	41.3	6.3	41.2
Venture capital	2.2	1.0	2.8	1.0
Healthcare	1.5	8.0	.1	9.6
Banking	—	—	4.2	.1
Total private equity funds	159.8	88.7	109.6	143.0

Total hedge and private equity funds included in other long-term investments	$319.5	$88.7	$311.0	$143.0

At December 31, 2010, other long-term investments also include $21.2 million of an investment in a tax advantaged federal affordable housing development fund.  The fund has unfunded commitments of $7.5 million at December 31, 2010.

Redemption of investments in certain hedge funds is subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions.  Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. The following summarizes the December 31, 2010 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Notice Period
Millions Redemption frequency	30-59 days notice	60-89 days notice	90-119 days notice	120+ days notice	Total
Monthly	$—	$—	$—	$5.8	$5.8
Quarterly	31.4	32.1	19.2	—	82.7
Semi-annual	—	5.1	25.2	—	30.3
Annual	24.0	—	11.8	5.1	40.9
Total	$55.4	$37.2	$56.2	$10.9	$159.7

Certain of the hedge fund investments in which White Mountains is invested are no longer active and are in process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund’s underlying investments are liquidated.  At December 31, 2010, distributions of $8.0 million were outstanding from these investments. The actual amount of the final distribution remittances remain subject to market fluctuations. The date at which such remittances will be received is not determinable at December 31, 2010.

White Mountains has also submitted redemption requests for certain of its investments in active hedge funds.  At December 31, 2010 redemptions of $6.5 million have been submitted.  White Mountains expects to receive these funds within the next 12 months.  Redemptions are recorded as receivables when approved by the hedge funds and when no longer subject to market fluctuations.

Investments in private equity funds are generally subject to a “lock-up” period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investments. In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors. At December 31, 2010, investments in private equity funds were subject to lock-up periods as follows:

Millions	1-3 years	3 — 5 years	5 — 10 years	>10 years	Total
Private Equity Funds — expected lock-up period remaining	$19.7	$49.2	$72.6	$18.3	$159.8

Rollforward of Fair Value Measurements by Level

White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturities at December 31, 2010 are comprised of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.

The following table summarizes the changes in White Mountains’ fair value measurements by level for the year ended December 31, 2010:

			Level 3 Investments
Millions	Level 1 Investments	Level 2 Investments	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other long-term investments		Total
Balance at January 1, 2010	$3,211.8	$5,434.1	$119.1	$122.2	$—	$325.6	(3)	$9,212.8 (3)
Total realized and unrealized gains (losses)(1)	125.5	46.0	5.7	(6.6)	—	32.4		203.0
Amortization/Accretion	1.2	(41.7)	(1.6)	—	—	—		(42.1)
Purchases(2)	19,983.2	5,955.7	81.9	.2	—	65.4		26,086.4
Sales	(21,248.6)	(5,361.8)	(25.3)	(44.6)	—	(104.2)		(26,784.5)
Transfers in	5.6	51.4	9.4	—	—	15.0		81.4
Transfers out	—	(15.0)	(51.4)	—	—	—		(66.4)
Balance at December 31, 2010	$2,078.7	$6,068.7	$137.8	$71.2	$—	$334.2	(4)	$8,690.6 (4)

(1)          Includes unrealized foreign exchange gains and losses recognized as a component of other comprehensive income in reporting currency translation.

(2)          Includes investments acquired as part of the Central National acquisition.

(3)          Excludes carrying value of $15.7 associated with other long-term investment limited partnerships accounted for using the equity method.

(4)          Excludes carrying value of $41.9 associated with other long-term investment limited partnerships accounted for using the equity method.

Fair Value Measurements — transfers between levels

Transfers between levels are recorded using the fair value measurement as of the end of the quarterly period in which the event or change in circumstance giving rise to the transfer occurred.

Transfers into Level 3 other long-term investments of $15.0 million represent the deconsolidation of White Mountains’ investment in Tuckerman Fund II due to the adoption of revisions to the guidance for variable interest entities under ASU 2009-17 (see Note 1).  In addition, during the 2010, five securities which had been classified as Level 3 measurements in prior periods were recategorized as Level 2 measurements because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available at December 31, 2010. These measurements comprise “Transfers out” of $51.4 million in fixed maturities for the period ended December 31, 2010.

A security that was classified as a Level 2 investment in prior periods was priced with unobservable inputs during the current period and represents the “Transfers In” of $9.4 million in Level 3 investments.  The fair value of this security was estimated using industry standard pricing models, in which management selected inputs using its best judgment.  These inputs principally included benchmark yields, benchmark securities, reported trades, issuer spreads, bids, offers, credit ratings and prepayment speeds. The pricing models used by White Mountains use the same valuation methodology for all Level 3 measurements for fixed maturities. The security is considered to be Level 3 because the measurements are not directly observable. At December 31, 2010, the estimated fair value for this securities determined using the industry standard pricing models was $1.2 million more than the estimated fair value based upon quoted prices provided by a third party. One security that was classified as a Level 2 investment in the prior periods due to restrictions on selling the security was transferred to a Level 1 investment when the restrictions lapsed during the year.  This represents the “Transfers In” of $5.6 million within Level 1 investments.

Securities Lending

During 2009, OneBeacon and White Mountains Re exited their securities lending programs.  As of December 31, 2010, all loaned securities under the OneBeacon program had been returned except for two illiquid instruments for which OneBeacon holds $1.7 million in collateral.  As of December 31, 2009, all loaned securities under the White Mountains Re program had been returned and all collateral returned to borrowers.

White Mountains recorded $14.8 million of net realized and unrealized investment losses during 2008 associated with its securities lending programs and $8.0 million of net realized and unrealized investment gains during 2009 prior to exiting the programs.

NOTE 6. Debt

White Mountains’ debt outstanding as of December 31, 2010 and 2009 consisted of the following:

	December 31,
Millions	2010	2009
OBH Senior Notes, at face value	$419.9	$607.1
Unamortized original issue discount	(.3)	(.6)
OBH Senior Notes, carrying value	419.6	606.5

WMRe Senior Notes, at face value	400.0	400.0
Unamortized original issue discount	(.8)	(.9)
WMRe Senior Notes, carrying value	399.2	399.1

WTM Bank Facility	—	—
WTM Barclays Facility	—	—
Sierra Note	—	31.1
Atlantic Specialty Note	—	14.0
Total debt	$818.8	$1,050.7

A schedule of contractual repayments of White Mountains’ debt as of December 31, 2010 follows:

Millions	December 31, 2010
Due in one year or less	$—
Due in two to three years	419.9
Due in four to five years	—
Due after five years	400.0
Total	$819.9

OBH Senior Notes

In May 2003, OneBeacon U.S. Holdings, Inc. (“OBH”), formerly Fund American Companies, Inc., a wholly-owned subsidiary of OneBeacon Ltd., issued $700.0 million face value of senior unsecured debt through a public offering, at an issue price of 99.7% (the “OBH Senior Notes”) and received $693.4 million of proceeds, net of a $4.5 million underwriting discount. The OBH Senior Notes bear an annual interest rate of 5.875%, payable semi-annually in arrears on May 15 and November 15, until maturity in May 2013. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the OBH Senior Notes have an effective yield of 6.0% per annum. Pursuant to the offering of the OBH Senior Notes, White Mountains fully and unconditionally guaranteed the payment of principal and interest on the OBH Senior Notes. Following the OneBeacon Offering, White Mountains continues to guarantee the payment of principal and interest on the OBH Senior Notes. OneBeacon Ltd. pays White Mountains a guarantee fee equal to 25 basis points per annum on the outstanding principal amount of the OBH Senior Notes. If White Mountains’ voting interest in OneBeacon Ltd.’s common shares ceases to represent more than 50% of all their voting securities, OneBeacon Ltd. will seek to redeem, exchange or otherwise modify the senior notes in order to fully and permanently eliminate White Mountains’ obligations under the guarantee. In the event that White Mountains’ guarantee is not eliminated, the guarantee fee will increase over time up to a maximum guarantee fee of 425 basis points.

OBH incurred $7.3 million in expenses related to the issuance of the OBH Senior Notes (including $4.5 million in underwriting fees), which have been deferred and are being recognized into interest expense over the life of the OBH Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the OBH Senior Notes have an effective yield to maturity of approximately 6.0% per annum.  OBH recorded $29.5 million, $38.1 million, and $41.4 million in interest expense, inclusive of amortization of issuance costs, on the OBH Senior Notes for the years ended December 31, 2010, 2009, and 2008.

On June 1, 2010, through a tender offer, OBH repurchased and retired $156.4 million aggregate principal amount of the OBH Senior Notes for an aggregate purchase price of $165.4 million, which resulted in a $9.6 million loss.

In addition to the cash tender offer, during 2010 OBH repurchased and retired $29.7 million of outstanding OBH Senior Notes for $30.8 million, which resulted in a $1.2 million loss and OBIC purchased $1.1 million of outstanding OBH Senior Notes for $1.1 million.

During 2009, OBH repurchased and retired $10.6 million of outstanding OBH Senior Notes for $8.1 million, which resulted in a $2.5 million gain. During 2009, OBIC purchased $58.3 million of outstanding OBH Senior Notes for $55.0 million, which resulted in a $2.9 million gain. During 2008, OBH repurchased $24.0 million of the outstanding OBH Senior Notes for $22.3 million, which resulted in a $1.6 million gain.

At December 31, 2010, White Mountains and OneBeacon were in compliance with all of the covenants under the OBH Senior Notes.

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

In anticipation of the issuance of the WMRe Senior Notes, White Mountains Re entered into an interest rate lock agreement to hedge its interest rate exposure from the date of the agreement until the pricing of the WMRe Senior Notes. The agreement was terminated on March 15, 2007 with a loss of $2.4 million, which was recorded in other comprehensive income. The loss is being reclassified from accumulated other comprehensive income over the life of the WMRe Senior Notes using the interest method and is included in interest expense. At December 31, 2010, the unamortized balance of the loss remaining in accumulated other comprehensive income was $1.7 million.

Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, including the interest rate lock agreement, the WMRe Senior Notes yield an effective rate of 6.49% per annum. White Mountains recorded $26.1 million, $26.1 million, and $26.0 million of interest expense, inclusive of amortization of issuance costs and the interest rate lock agreement, on the WMRe Senior Notes for the years ended December 31, 2010, 2009, and 2008.

At December 31, 2010, White Mountains was in compliance with all of the covenants under the WMRe Senior Notes.

Bank Facilities

At December 31, 2010, White Mountains has a revolving credit facility with a syndicate of lenders administered by Bank of America, N.A. with a total commitment of $475.0 million (the “WTM Bank Facility”). In June 2010, Barclays, which had previously provided a $33.3 million revolving credit facility to White Mountains (the “WTM Barclays Facility”), joined the syndicate of lenders to the WTM Bank Facility and increased its commitment from $33.3 million to $57.5 million, bringing the total commitment under the WTM Bank Facility from $417.5 million to $475.0 million.  Barclays joined the WTM Bank Facility under the same terms and conditions as the other lenders.  Simultaneously with the addition of Barclays to the WTM Bank Facility, White Mountains terminated the WTM Barclays Facility.  At December 31, 2010, the WTM Bank Facility was undrawn.

The WTM Bank Facility contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards.  Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under these facilities and result in acceleration of principal repayment on any amounts outstanding.  At December 31, 2010, White Mountains was in compliance with all of the covenants under the WTM Bank Facility.

Mortgage Note

In December 2005, OneBeacon entered into a $40.8 million, 18-year mortgage note, which has a variable interest rate based upon the lender’s 30-day LIBOR rate, to purchase land and a building in Canton, Massachusetts.  In 2009, OneBeacon repaid the entire outstanding principal balance on the Mortgage Note.

Concurrent with entering into the Mortgage Note, OneBeacon also entered into an interest rate swap to hedge its exposure to variability in the interest rate on the Mortgage Note.  Interest paid or received on the swap was reported in interest expense.  Changes in the fair value of the interest rate swap were reported as a component of other comprehensive income.  At the time of repayment of the outstanding balance on the Mortgage Note, OneBeacon paid $7.4 million to settle the related interest rate swap that had been used to fix the rate of interest on the Mortgage Note.  The interest rate swap settlement was recorded as a reduction of other revenues on a pre-tax basis with a corresponding $7.4 million increase in other comprehensive income on a pre-tax basis ($4.8 million after-tax).  The after-tax change in the fair value of the interest rate swap was a gain (loss) of $2.0 million and $(5.7) million for the years ended December 31, 2009 and 2008.

Sierra Note

In connection with its acquisition of the Sierra Insurance Group Companies (“Sierra Group”) on March 31, 2004, WMRe America entered into a $62.0 million purchase note (the “Sierra Note”), $58.0 million of which may be adjusted over its six-year term to reflect favorable or adverse loss reserve development on the acquired reserve portfolio and run-off of remaining policies in force (mainly workers compensation business), as well as certain other balance sheet protections. Since inception the principal of the Sierra Note had been reduced by $29.0 million as a result of adverse development on the acquired reserves and run-off of unearned premium, which includes $5.2 million and $22.8 million of adverse development which occurred during 2008 and 2005 and $1.9 million and $9.1 million of favorable development in 2010 and 2007. Interest accrued on the unpaid balance of the Sierra Note at a rate of 4.0% per annum, compounded quarterly, and was payable at its maturity.

On October 31, 2008, White Mountains disposed of its remaining interest in the Sierra Group (CCIC) as part of the Berkshire Exchange transaction. White Mountains was still obligated to repay the Sierra Note, but Berkshire provided White Mountains an indemnity, whereby Berkshire reimbursed White Mountains all amounts due under the Sierra Note at its maturity, as adjusted for future reserve development, except for the portion of interest on the Sierra Note that accrued from its issue date through December 31, 2007, plus interest on this accrued amount through the date of repayment.

The Sierra Note matured on March 31, 2010.  The final amount due under the note is currently in dispute with respect to the amount of loss reserve development.  On September 15, 2010, White Mountains paid Sierra the undisputed amounts owed of $42.8 million on the Sierra Note which consisted of $33.0 million for the principal repayment and $9.8 million for accrued interest.  Berkshire reimbursed White Mountains $36.7 million, which was consisted of the $33.0 million principal balance and $3.7 million for accrued interest.

Atlantic Specialty Note

In connection with its acquisition of Atlantic Specialty Insurance Company on March 31, 2004, OneBeacon issued a $20.0 million ten-year note to the seller (the “Atlantic Specialty Note”). The note accrued interest at a rate of 5.2%, except that the outstanding principal amount in excess of $15.0 million accrued interest at a rate of 3.6%. During the three months ended March 31, 2010, OneBeacon repaid the remaining $14.0 million outstanding principal on the note.

Interest

Total interest expense incurred by White Mountains for its indebtedness was $57.3 million, $70.8 million and $82.1 million in 2010, 2009 and 2008. Total interest paid by White Mountains for its indebtedness was $64.1 million, $69.8 million and $81.7 million in 2010, 2009 and 2008.

NOTE 7. Income Taxes

The Company and its Bermuda domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law.  In the event there is a change in the current law such that taxes are imposed, the Company and its Bermuda domiciled subsidiaries would be exempt from such tax until March 28, 2016, pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966. The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate.  The jurisdictions in which the Company’s subsidiaries and branches are subject to tax are Australia, Belgium, Canada, Germany, Gibraltar, Luxembourg, the Netherlands, Singapore, Sweden, Switzerland, the United Kingdom and the United States.

The total income tax (expense) benefit for the years ended December 31, 2010, 2009 and 2008 consisted of the following:

	Year Ended December 31,
Millions	2010	2009	2008
Current tax (expense) benefit:
U.S. federal	$48.5	$(24.2)	$17.8
State	(2.4)	(1.7)	(2.7)
Non-U.S.	(10.5)	(10.6)	16.7
Total current tax (expense) benefit	35.6	(36.5)	31.8
Deferred tax (expense) benefit:
U.S. federal	(58.9)	(140.3)	328.2
State	—	—	—
Non-U.S.	2.4	(32.0)	138.7
Total deferred tax (expense) benefit	(56.5)	(172.3)	466.9
Total income tax (expense) benefit	$(20.9)	$(208.8)	$498.7

Effective Rate Reconciliation

A reconciliation of taxes calculated using the 35% U.S. statutory rate (the tax rate at which the majority of White Mountains’ worldwide operations are taxed) to the income tax (expense) benefit on pre-tax income follows:

	Year Ended December 31,
Millions	2010	2009	2008
Tax (expense) benefit at the U.S. statutory rate	$(52.7)	$(267.4)	$398.4
Differences in taxes resulting from:
Non-U.S. earnings, net of foreign taxes	22.8	(1.2)	224.9
Purchase of subsidiaries	4.5	—	—
Sale of subsidiaries	4.3	—	(8.3)
Change in valuation allowance	(3.8)	42.7	(108.1)
Tax reserve adjustments	(2.8)	8.7	(.9)
Tax rate change enacted in Luxembourg	2.8	—	(22.0)
Tax exempt interest and dividends	2.4	1.7	4.1
Withholding tax	(.2)	(.7)	(1.4)
Interest expense—dividends and accretion on preferred stock	—	—	(11.7)
Tax rate change enacted in Sweden	—	—	20.2
Other, net	1.8	7.4	3.5
Total income tax (expense) benefit on pre-tax income	$(20.9)	$(208.8)	$498.7

The non-U.S. component of pre-tax income was $82.1 million, $246.3 million and $(69.2) million for the years ended December 31, 2010, 2009 and 2008.

Tax Payments and Receipts

Net income tax payments to (receipts from) national governments (primarily the United States) totaled $(52.0) million, $(21.0) million and $87.7 million for the years ended December 31, 2010, 2009 and 2008.

Deferred Tax Inventory

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes. An outline of the significant components of White Mountains’ deferred tax assets and liabilities follows:

	December 31,
Millions	2010	2009
Deferred income tax assets related to:
Non-U.S. net operating loss carryforwards	$545.4	$565.8
U.S. federal and state net operating loss carryforwards	258.3	240.2
Loss reserve discount	151.5	159.7
Unearned premiums	52.2	79.8
Incentive compensation	37.7	46.6
Deferred compensation	26.1	31.2
Tax credit carryforwards	12.0	41.5
Investment basis differences	8.0	17.7
Fixed assets	6.6	7.7
Pension and benefit accruals	4.3	7.1
Accrued interest	.5	12.3
Deferred gain on reinsurance contract	—	5.5
Olympus reimbursement	—	5.3
Other items	17.0	17.0
Total gross deferred income tax assets	1,119.6	1,237.4
Less: valuation allowances	(484.0)	(513.4)
Total net deferred income tax assets	635.6	724.0
Deferred income tax liabilities related to:
Safety reserve	378.5	356.0
Net unrealized investment gains	59.7	52.8
Deferred acquisition costs	53.8	86.7
Intangible assets	8.7	12.2
Purchase accounting	2.1	1.7
Other items	6.3	5.9
Total deferred income tax liabilities	509.1	515.3
Net deferred tax asset (liability)	$126.5	$208.7

White Mountains’ deferred tax assets are net of U.S. federal, state, and non-U.S. valuation allowances and, to the extent they relate to non-U.S. jurisdictions, they are shown at year-end exchange rates.

Valuation Allowance

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

Of the $484.0 million valuation allowance at December 31, 2010, $379.6 million relates to deferred tax assets on net operating losses in Luxembourg subsidiaries (discussed below under “Net Operating Loss Carryforwards”) that are not expected to have significant income in the future, $63.7 million relates to deferred tax assets on U.S. losses and other federal deferred tax benefits (primarily related to the AFI acquisition), and $40.7 million relates to deferred tax assets on California losses and other state deferred tax benefits.  Of the $513.4 million valuation allowance at December 31, 2009, $408.9 million relates to deferred tax assets on net operating losses in Luxembourg subsidiaries (discussed below under “Net Operating Loss Carryforwards”) that are not expected to have significant income in the future, $64.9 million relates to deferred tax assets on U.S. losses and other federal deferred tax benefits (primarily related to the AFI acquisition), and $39.0 million relates to deferred tax assets on California losses and other state deferred tax benefits.  The change in the valuation allowance relates primarily to changes in foreign exchange rates.

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

White Mountains Re partially finances its operations, including Sirius International Holdings Sweden AB (“SIHAB”), with internal debt instruments.  During the fourth quarter of 2008, Sweden enacted tax legislation that limits the deductibility of interest paid to a noteholder in a low tax jurisdiction. Due to uncertainty regarding the application of the new legislation, the deductibility of interest expense on a series of internal debt instruments issued by SIHAB (the “SIHAB Notes”) became at risk.  The SIHAB Notes, which were previously held in a company with a low effective tax rate, were transferred to WMI, which has an effective tax rate of 28.8% absent the benefit of the deferred tax asset, in order to preserve the economic value of the internal capital structure by maintaining the deductibility of the interest on the SIHAB Notes in Sweden.  Because the restructuring created a stream of expected future taxable income to WMI, White Mountains Re was required to release the valuation allowance.  WMI is expected to fully utilize the NOLs at WMI by 2029.

Net Operating Loss and Capital Loss Carryforwards

Net operating loss and capital loss carryforwards as of December 31, 2010, the expiration dates and the deferred tax assets thereon are as follows:

	December 31, 2010
Millions	United States	Luxembourg	Sweden	Total
2011	$7.4	$—	$—	$7.4
2012-2016	27.7	—	—	27.7
2017-2021	23.3	—	—	23.3
2022-2031	597.1	—	—	597.1
No expiration date	—	1,895.6	2.7	1,898.3
Total	655.5	1,895.6	2.7	2,553.8

Gross deferred tax asset	258.3	544.7	.7	803.7
Valuation allowance	(110.1)	(379.6)	—	(489.7)
Net deferred tax asset	$148.2	$165.1	$.7	$314.0

White Mountains expects to utilize net operating loss carryforwards in Luxembourg of $577.6 million but does not expect to utilize the remainder as they belong to companies that are not expected to have significant income in the future.  These losses primarily relate to tax deductible write-downs in 2007 and 2008 of investments in U.S. subsidiaries held by Luxembourg subsidiaries.  Included in the U.S. net operating loss carryforwards are losses of $41.2 million subject to an annual limitation on utilization under Internal Revenue Code Section 382.  In addition to the federal U.S. NOLs in the above table, White Mountains has state income tax loss carryforwards of $447.7 million at December 31, 2010, which begin to expire in 2012.  At December 31, 2010, there were foreign tax credit carryforwards available of $8.9 million, which begin to expire in 2016.  Also, at December 31, 2010, there were alternative minimum tax credit carryforwards of $2.7 million which do not expire.

During 2010, WMI received a tax ruling in Luxembourg which allowed it to change its tax functional currency in Luxembourg to the Swedish krona from the euro.  Pursuant to the ruling, WMI revalued its NOL carryforwards in Luxembourg using the December 31, 2008 euro/krona exchange rate.  This resulted in the company recording an $11.9 million deferred tax benefit for the increase in its NOLs in Luxembourg.

ASC 740-10

Under ASC 740-10, recognition of the benefit of a given tax position is based upon whether or not a company determines that it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. In evaluating the more-likely-than-not recognition threshold, White Mountains must presume that the tax position will be subject to examination by a taxing authority with full knowledge of all relevant information. If the recognition threshold is met, then the tax position is measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Millions	Permanent Differences(1)	Temporary Differences(2)	Interest and Penalties(3)	Total
Balance at January 1, 2008	$69.9	$14.8	$5.5	$90.2
Changes in prior year tax positions	(2.9)	2.2	2.9	2.2
Tax positions taken during the current year	.6	—	—	.6
Lapse in statute of limitations	—	—	—	—
Settlements with tax authorities	—	—	—	—
Balance at December 31, 2008	67.6	17.0	8.4	93.0
Changes in prior year tax positions	7.2	50.4	3.1	60.7
Tax positions taken during the current year	.1	16.4	—	16.5
Lapse in statute of limitations	(1.0)	—	(.2)	(1.2)
Settlements with tax authorities	(53.7)	(.8)	(6.9)	(61.4)
Balance at December 31, 2009	20.2	83.0	4.4	107.6
Changes in prior year tax positions	.5	(12.6)	1.8	(10.3)
Tax positions taken during the current year	.4	5.5	—	5.9
Lapse in statute of limitations	—	—	—	—
Settlements with tax authorities	(.3)	(.1)	—	(.4)
Balance at December 31, 2010	$20.8	$75.8	$6.2	$102.8

(1)    Represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate.

(2)            Represents the amount of unrecognized tax benefits that, if recognized would create a temporary difference between the reported amount of an item in the Company’s Consolidated Balance Sheet and its tax basis.

(3)    Net of tax benefit.

If recognized, $27.0 million (tax plus interest and penalties) would be recorded as a reduction to income tax expense. Also included in the balance at December 31, 2010, are $75.8 million of tax positions for which ultimate deductibility is highly certain but the timing of deductibility is uncertain. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.  On November 18, 2009, the Internal Revenue Service (“IRS”) released a coordinated issue paper outlining their position with respect to loss reserves.  The vast majority of the increase during 2009 relates to deductions for loss reserves in which the timing of the deductions is uncertain.

White Mountains classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. During the years ended December 31, 2010, 2009 and 2008 White Mountains recognized $1.8 million, $(4.0) million, $2.9 million in interest (benefit) expense, net of any tax benefit. The balance of accrued interest at December 31, 2010 and 2009 is $6.2 million and $4.4 million, net of any tax benefit.

Tax Examinations

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

The IRS is conducting an examination of income tax returns for 2005 and 2006 for certain U.S. subsidiaries of OneBeacon and Esurance.  On January 5, 2011, White Mountains received Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2005 and 2006. The estimated total assessment, including interest and utilization of alternative minimum and foreign tax credit carryovers, is $18.7 million. White Mountains disagrees with the proposed adjustments and intends to defend its position. The timing of the resolution of these issues is uncertain, however, it is reasonably possible that the resolution could occur within the next 12 months.  An estimate of the range of potential outcomes cannot be made at this time. When ultimately settled, White Mountains does not expect the resolution of this examination to result in a material change to its financial position.

The IRS is conducting an examination of income tax returns for 2006 and 2007 for certain U.S. subsidiaries of White Mountains Re.  The IRS is also examining the U.S. income tax return filed by WM Belvaux S.A.R.L., a Luxembourg company.  Due to the uncertainty of the outcome of these on-going IRS examinations, White Mountains cannot estimate the range of reasonably possible changes to its unrecognized tax benefits at this time.  However, White Mountains does not expect to receive any adjustments that would result in a material change to its financial position.

NOTE 8. Variable Annuity Reinsurance and Weather Derivatives

White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan.  At December 31, 2010, the total guarantee value was approximately ¥237.4 billion (approximately $2.9 billion at exchange rates on that date).  The collective account values of the underlying variable annuities were approximately 82% of the guarantee value at December 31, 2010. The following table summarizes the pre-tax operating results of WM Life Re for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
Millions	2010	2009	2008
Fees, included in other revenues	$30.2	$28.5	$26.6
Change in fair value of variable annuity liability, included in other revenues	(223.5)	77.1	(428.1)
Change in fair value of derivatives, included in other revenues	127.0	(158.4)	234.0
Foreign exchange, included in other revenues	21.4	(3.9)	10.0
Other investment income and gains (losses)	(.9)	(1.4)	(.9)
Total revenues	(45.8)	(58.1)	(158.4)
Change in fair value of variable annuity death benefit liabilities, included in other expenses	(6.0)	9.3	(25.8)
Death benefit claims paid, included in other expenses	(2.7)	(2.2)	(.2)
General and administrative expenses	(6.3)	(5.6)	(3.0)
Pre-tax loss	$(60.8)	$(56.6)	$(187.4)

For the years ended December 31, 2010, 2009 and 2008 the change in the fair value of the variable annuity liability included $47.7 million, $22.4 million and $93.0 million of losses associated with changes in projected surrender assumptions.

All of White Mountains’ variable annuity reinsurance liabilities were classified as Level 3 measurements at December 31, 2010.  The following table summarizes the changes in White Mountains’ variable annuity reinsurance liabilities and derivative instruments for the year ended December 31, 2010:

	Variable Annuity (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total(4)
Balance at January 1, 2010	$(380.7)	$208.5	$23.8	$(38.0)	$194.3
Purchases	—	19.4	—	—	19.4
Realized and unrealized gains (losses)	(229.5)	66.4	80.0	(19.4)	127.0
Transfers in (out)	—	—	—	—	—
Sales/settlements	—	(19.0)	(31.6)	57.4	6.8
Balance at December 31, 2010	$(610.2)	$275.3	$72.2	$—	$347.5

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

(4)               In addition to derivative instruments, WM Life Re held cash, short-term and fixed maturity investments of $326.0 at December 31, 2010 posted as collateral to its counterparties.

The following summarizes realized and unrealized derivative gains (losses) recognized in other revenues for the years ended December 31, 2010, 2009, and 2008 and the carrying values at December 31, 2010 and 2009 by type of instrument:

				Carrying Value
	Year Ended December 31,			December 31,	December 31,
Millions	2010	2009	2008	2010	2009
Fixed income/Interest rate	$17.6	$8.0	$(10.3)	$43.9	$22.7
Foreign exchange	144.6	(69.5)	123.4	225.3	79.4
Equity	(35.2)	(96.9)	120.9	78.3	92.2
Total	$127.0	$(158.4)	$234.0	$347.5	$194.3

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

	Year Ended December 31,
Millions	2010	2009
Short term investments	$52.4	$13.1
Fixed maturity securities	48.6	17.5
Total	$101.0	$30.6

Collateral held by or provided by WM Life Re in the form of fixed maturity securities comprise U.S. Treasury securities, which are recorded at fair value. Collateral in the form of short-term investments consists of money-market instruments, carried at amortized cost, which approximates fair value.  The following summarizes the value of collateral provided (held) by WM Life Re and net exposure on OTC derivative instruments recorded within other assets:

Millions	December 31, 2010	December 31, 2009
OTC derivative instruments(1)	$351.5	$234.8
Collateral held	(101.0)	(30.6)
Collateral provided	25.3	17.5
Net exposure on fair value of OTC instruments	$275.8	$221.7

(1)          Value of OTC derivative instruments as of December 31, 2010 and 2009 excludes adjustments for counterparty credit risk of $(4.0) and $(2.5) included in fair value under GAAP.

The following table summarizes uncollateralized amounts due under WM Life Re’s OTC derivative contracts as of December 31, 2010 by counterparty:

Millions	Uncollateralized balance as of December 31, 2010	Standard & Poor’s Rating(1)
Royal Bank of Scotland	$80.4	A
Bank of America	51.1	A
Citigroup (3)	65.5	A
Barclays	37.9	A+
Nomura	14.1	BBB+
Goldman Sachs (3)	10.3	A
Other	16.5	(2)
Total	$275.8

(1)               Standard & Poor’s ratings as detailed above are: “A+” (which is the fifth highest of twenty-one creditworthiness ratings), “A” (which is the sixth highest of twenty-one creditworthiness ratings) and BBB+ (which is the eighth highest of twenty-one creditworthiness ratings).

(2)               The Standard & Poor’s ratings of the counterparties included in “Other” were “AA” (Very Strong, which is the third highest of twenty-one creditworthiness ratings) (44%) and “A+” (56%).

(3)               Collateral provided (held) calculated under master netting agreement.

The OTC derivative contracts are subject to restrictions on liquidation of the instruments and distribution of proceeds under collateral agreements.  In addition, WM Life Re held cash and short-term investments posted as collateral to its reinsurance counterparties. The total collateral comprises the following:

	Year Ended December 31,
Millions	2010	2009
Cash	$291.1	$217.1
Short-term investments	31.6	7.6
Fixed maturity investments	3.3	—
Total	$326.0	$224.7

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

The fair values of the weather risk management products were subject to change in the near-term and reflect management’s best estimate based on various factors including, but not limited to, realized and forecasted weather conditions, changes in interest or foreign currency exchange rates and other market factors. Estimating the fair value of derivative instruments that do not have quoted market prices requires management’s judgment in determining amounts that could reasonably be expected to be received from or paid to a third party to settle the contracts. Such amounts could be materially different from the amounts that might be realized in an actual transaction to settle the contract with a third party. Because of the significance of the unobservable inputs used to estimate the fair value of the weather risk contracts, the fair value measurements of the contracts are deemed to be Level 3 measurements in the fair value hierarchy.

NOTE 9. Earnings (Loss) per share

Basic earnings (loss) per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities.  Diluted earnings (loss) per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding. The following table outlines the Company’s computation of earnings per share for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
Basic and diluted earnings (loss) per share numerators (in millions):
Net income (loss) attributable to White Mountains’ common shareholders before extraordinary item	$86.5	$470.0	$(559.5)
Extraordinary item — excess of fair value of acquired net assets over cost	—	—	4.2
Net income (loss) attributable to White Mountains’ common shareholders	86.5	470.0	(555.3)
Dividends declared and paid	(8.8)	(8.9)	(42.3)
Undistributed earnings (loss)	$77.7	$461.1	$(597.6)
Basic earnings (loss) per share denominators (in thousands):
Average common shares outstanding during the period	8,451	8,764	10,183
Average unvested restricted shares (1)	97	85	52
Basic earnings (loss) per share denominator	8,548	8,849	10,235
Diluted earnings (loss) per share denominator (in thousands):
Average common shares outstanding during the period	8,451	8,764	10,183
Average unvested restricted shares (1)	97	85	52
Average outstanding dilutive options to acquire common shares (2)	1	2	—
Diluted earnings (loss) per share denominator	8,549	8,851	10,235
Basic earnings (loss) per share (in dollars):
Net income (loss) attributable to White Mountains’ common shareholders before extraordinary item	$10.12	$53.11	$(54.68)
Extraordinary item - excess of fair value of acquired assets over cost	—	—	.42
Net income (loss) attributable to White Mountains’ common shareholders	10.12	53.11	(54.26)
Dividends declared and paid	(1.00)	(1.00)	(4.00)
Undistributed earnings (loss)	$9.12	$52.11	$(58.26)
Diluted earnings (loss) per share (in dollars)
Net income (loss) attributable to White Mountains’ common shareholders before extraordinary item	$10.12	$53.10	$(54.68)
Extraordinary item - excess of fair value of acquired assets over cost	—	—	.42
Net income (loss) attributable to White Mountains’ common shareholders	10.12	53.10	(54.26)
Dividends declared and paid	(1.00)	(1.00)	(4.00)
Undistributed earnings (loss)	$9.12	$52.10	$(58.26)

(1)               Restricted shares outstanding vest either in equal annual installments, upon a stated date or upon the occurrence of a specified event (see Note 11).

(2)               The diluted earnings per share denominator for the year ended December 31, 2010 includes 1,200 common shares issuable upon exercise of incentive options at an average strike price of $189.31 per common share. The diluted earnings per share denominator for the year ended December 31, 2009 includes 5,280 common shares issuable upon exercise of incentive options at an average strike price of $183.03 per common share.  The diluted loss per share denominator for the year ended December 31, 2008 does not include 8,220 common shares issuable upon exercise of incentive options as they are anti-dilutive to the calculation.  The non-qualified options were not included in the diluted earnings per share denominator for any of the periods presented as their inclusion would be anti-dilutive (See Note 11).

NOTE 10. Retirement and Postretirement Plans

OneBeacon sponsors qualified and non-qualified, non-contributory, defined benefit pension plans covering substantially all employees who were employed as of December 31, 2001 and remain actively employed with OneBeacon. Current plans include an OneBeacon qualified pension plan, the “Qualified Plan” and an OneBeacon non-qualified pension plan, the “Non-qualified Plan” (collectively the “Plans”). The Plans were frozen and curtailed in the fourth quarter of 2002. The Plans no longer add new participants or increase benefits for existing participants, which causes the projected benefit obligation to equal the accumulated benefit obligation. Non-vested plan participants continue to vest during their employment with OneBeacon.

The benefits for the Plans are based primarily on years of service and employees’ compensation through December 31, 2002. Participants generally vest after five years of continuous service. OneBeacon’s funding policy is consistent with the funding requirements of U.S. federal laws and regulations.

On July 11, 2007, OneBeacon settled approximately 80% of the Qualified Plan liabilities through the purchase of two group annuity contracts for $398.5 million from Transamerica Life Insurance Company (“Transamerica”) and Hartford Life Insurance Company (“Hartford Life”). The Qualified Plan’s obligations were re-measured in connection with this settlement. As a result of the partial settlement and re-measurement, OneBeacon recognized a gain of $25.6 million through pre-tax income ($6.3 million as a reduction to loss and LAE, allocated to claims department employees, and $19.3 million as a reduction to other underwriting expenses) and a pre-tax loss of $2.5 million recognized in other comprehensive income (loss) in the third quarter of 2007. At the time of settlement, the remaining Qualified Plan liabilities were primarily attributable to Qualified Plan participants who were actively employed by OneBeacon.

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

As a result of the Commercial Lines Transaction and Personal Lines Transaction, the Qualified Plan experienced a partial plan settlement which required re-measurement of the remaining accumulated plan benefits. As a result of the partial settlement and re-measurement, White Mountains recognized a loss of $0.2 million through pre-tax income and a pre-tax loss of $0.5 million through other comprehensive income.

The following tables set forth the obligations and funded status, assumptions, plan assets and cash flows associated with the various pension plans at December 31, 2010 and 2009:

	Pension Benefits
Millions	2010	2009
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$117.1	$115.9
Service cost	.8	.5
Interest cost	6.0	6.5
Settlement gain	(2.2)	—
Special termination benefit cost	1.9	1.2
Assumption changes	6.6	2.0
Actuarial (gain) loss	(1.5)	1.8
Benefits and expenses paid with plan assets, net of participant contributions	(15.9)	(7.9)
Benefits paid directly by OneBeacon	(2.6)	(2.9)
Projected benefit obligation at end of year	$110.2	$117.1
Change in plan assets:
Fair value of plan assets at beginning of year	$130.2	$111.0
Actual return on plan assets	18.7	27.1
Benefits and expenses paid, net of participant contributions	(15.9)	(7.9)
Fair value of plan assets at end of year	$133.0	$130.2
Funded status at end of year	$22.8	$13.1

The funded status of the consolidated pension plans at December 31, 2010 was $22.8 million, which represents an over-funding of $50.3 million related to the Qualified Plan and an under-funding of $27.5 million related to the Non-qualified Plan. The Non-qualified Plan, which is unfunded, does not hold any assets. OneBeacon has set aside $13.1 million in an irrevocable rabbi trust for the benefit of Non-qualified Plan participants. In accordance with GAAP, the assets held in the rabbi trust are not reflected in the funded status of the consolidated pension plans as presented.

Amounts recognized in the financial statements as of December 31, 2010 and 2009 consist of:

	Pension Benefits
Millions	2010	2009
Prepaid benefit cost recorded in other assets	$50.3	$40.2
Accrued benefit cost recorded in other liabilities	(27.5)	(27.1)
Net amount accrued in the financial statements	$22.8	$13.1

Information for the Non-qualified Plan, which had accumulated benefit obligations in excess of plan assets, was as follows:

	December 31,
Millions	2010	2009
Projected benefit obligation	$27.5	$27.1
Accumulated benefit obligation	$27.5	$27.1
Fair value of plan assets	$—	$—

Information for the Qualified Plan, which had accumulated benefit obligations less than plan assets, was as follows:

	December 31,
Millions	2010	2009
Projected benefit obligation	$82.7	$90.0
Accumulated benefit obligation	$82.7	$90.0
Fair value of plan net assets (1)	$133.0	$130.2

(1)               Includes receivables related to securities sold, interest and dividends as well as payables related to securities purchased.

The amounts recognized in accumulated other comprehensive income (loss) on a pre-tax basis and before noncontrolling interest for the years ended December 31, 2010 and 2009 were as follows:

	December 31,
Millions	2010	2009
Accumulated other comprehensive (loss) income beginning balance	$(8.5)	$(27.1)
Increase (decrease) in accumulated other comprehensive (loss) income:
Amortization of net actuarial losses recognized during the year	.6	1.6
Net actuarial gains occurring during the year	8.4	17.0
Accumulated other comprehensive income (loss) ending balance	$.5	$(8.5)

The amount in accumulated other comprehensive loss, on a pre-tax basis and before noncontrolling interest, that has not yet been recognized as a component of net periodic benefit cost for the year ended December 31, 2010 is attributable to net losses. During 2011, OneBeacon expects $0.7 million will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost.

The components of net periodic benefit cost (income) for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Year Ended December 31,
Millions	2010	2009	2008
Service cost	$.8	$.5	$1.0
Interest cost	6.0	6.5	6.7
Expected return on plan assets	(7.3)	(6.3)	(8.2)
Amortization of unrecognized loss	.6	1.6	.3
Net periodic pension cost (income) before settlements, curtailments and special termination benefits	.1	2.3	(.2)
Settlement gain	(.1)	—	—
Special termination benefits expense(1)	1.9	1.2	1.8
Total net periodic benefit cost (income)	$1.9	$3.5	$1.6

(1)               Special termination benefits represent additional payments made from the Qualified Plan to certain vested participants when their employment was terminated due to a reduction in force.

Assumptions

The weighted average assumptions used to determine benefit obligations was 4.94% and 5.44% at December 31, 2010 and 2009. The weighted average assumptions used to determine net periodic benefit cost included a 5.16% discount rate and 5.75% expected long-term rate of return on plan assets for the year ended December 31, 2010.  For the year ended December 31, 2009 a 5.67% discount rate and 5.75% expected long-term rate of return on plan assets were used for the weighted average assumptions to determine net periodic benefit cost.

OneBeacon’s discount rate assumptions used to account for the Plans reflect the rates at which the benefit obligations could be effectively settled. For 2010 and 2009, in addition to consideration of published yields for high quality long-term corporate bonds, U.S. Treasuries and insurance company annuity contract pricing, consideration was given to a cash flow matching analysis utilizing the Citigroup Pension Discount Curve and Liability Index.

OneBeacon performed an analysis of expected long-term rates of return based on the allocation of its Qualified Plan assets at December 31, 2009 and 2008 to develop expected rates of return for 2010 and 2009 for each significant asset class or economic indicator. A range of returns was developed based both on forecasts and on broad market historical benchmarks for expected return, correlation, and volatility for each asset class.

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

The factors examined in establishing the appropriate investment mix include the outlook for risk and return in the various investment markets and sectors and the long-term need for capital growth. As of December 31, 2010, the Qualified Plan assets were comprised of 0.4% of fixed maturity investments, 56.1% of common equity securities, 42.0% of convertible bonds and 1.5% cash and short-term investments.

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

The fair value of the Qualified Plan’s assets and their related inputs at December 31, 2010 by asset category were as follows:

	December 31, 2010				December 31, 2009
	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturity investments	$.5	$—	$.5	$—	$4.9	$—	$4.9	$—
Common equity securities	74.5	74.5	—	—	66.8	66.8	—	—
Convertible bonds	55.7	—	55.7	—	39.8	—	39.8	—
Cash and short-term investments	2.0	2.0	—	—	19.0	19.0	—	—
Total	$132.7	$76.5	$56.2	$—	$130.5	$85.8	$44.7	$—

The Qualified Plan’s asset allocations at December 31, 2010 and 2009, by asset category were as follows:

	Plan Assets at December 31,
Asset Category	2010	2009
Fixed maturity investments	.4%	3.7%
Common equity securities	56.1	51.2
Convertible bonds	42.0	30.5
Cash and short-term investments	1.5	14.6
Total	100.0%	100.0%

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

Cash Flows

OneBeacon does not expect to make a contribution to its Qualified Plan in 2011. OneBeacon anticipates contributing $2.7 million to the Non-qualified Plan, for which OneBeacon has assets held in a rabbi trust.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Millions	Expected Benefit Payments
2011	$5.0
2012	5.5
2013	5.7
2014	6.1
2015	6.3
2016—2020	35.3

Other Benefit Plans

OneBeacon sponsors an employee savings plan (defined contribution plan) covering the majority of its employees. The contributory plan provides qualifying employees with matching contributions of 50% up to the first six percent of salary (subject to U.S. federal limits on allowable contributions in a given year). Total expense for the plan was $3.8 million, $4.6 million and $4.7 million in 2010, 2009 and 2008.

OneBeacon had a post-employment benefit liability of $7.9 million and $7.8 million related to its long-term disability plan at December 31, 2010 and 2009.

NOTE 11. Employee Share-Based Incentive Compensation Plans

White Mountains’ share-based incentive compensation plans are designed to incentivize key employees and service providers to maximize shareholder value over long periods of time. White Mountains believes that this is best pursued by utilizing a pay-for-performance program that closely aligns the financial interests of management with those of its shareholders. White Mountains accomplishes this by emphasizing highly variable long-term compensation that is contingent on performance over a number of years rather than entitlements. White Mountains expenses all its share-based compensation. As a result, White Mountains’ calculation of its owners’ returns includes the expense of all outstanding share-based compensation awards.

Incentive Compensation Plans

White Mountains’ Long-Term Incentive Plan (the “WTM Incentive Plan”) provides for grants of various types of share-based and non share-based incentive awards to key employees and service providers of White Mountains. The WTM Incentive Plan was adopted by the Board, was approved by the Company’s sole shareholder in 1985 and was subsequently amended by its shareholders in 1995, 2001, 2003, 2005 and 2010. Share-based incentive awards that may be granted under the plan include performance shares, restricted shares, Incentive Options and Non-qualified Stock Options (“Non-Qualified Options”). Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Awards generally vest at the end of a three-year period, are subject to the attainment of pre-specified performance goals, and are valued based on the market value of common shares at the time awards are paid. Performance shares earned under the WTM Incentive Plan are typically paid in cash or by deferral into certain non-qualified compensation plans of White Mountains. Compensation expense is recognized on a pro rata basis over the vesting period of the awards.

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

The Company offers certain types of share-based compensation under qualified retirement plans. The defined contribution plans of OneBeacon, WMRe America and Esurance (the “401(k) Plans”) offer its participants the ability to invest their balances in several different investment options, including the Company’s common shares. OneBeacon’s employee stock ownership plan (“ESOP”) is a OneBeacon-funded benefit plan that provides all of its participants with an annual base contribution in common shares equal to 3% of their salary, up to the applicable Social Security wage base ($106,800 for 2010). Additionally, those participants not otherwise eligible to receive certain other OneBeacon benefits can earn a variable contribution of up to 6% of their salary, subject to the applicable Social Security wage base and contingent upon OneBeacon’s performance.  In April 2007, the ESOP was merged into the 401(k) Plan to form the OneBeacon 401(k) Savings and ESOP Plan (“KSOP”).

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

The following summarizes performance share activity for the years ended December 31, 2010, 2009 and 2008 for performance shares granted under the WTM Incentive Plan and WTM Phantom Share Plans:

	Year Ended December 31,
	2010		2009		2008
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	178,984	$12.5	164,179	$4.4	146,742	$47.3
Payments and deferrals (1)	(51,978)	—	(51,960)	—	(43,608)	(15.5)
New awards	49,989	—	71,170	—	62,548	—
Cancellations and assumed forfeitures	(8,005)	(.7)	(4,405)	(.3)	(1,503)	.9
Expense (income) recognized	—	18.5	—	8.4	—	(28.3)
Ending December 31,	168,990	$30.3	178,984	$12.5	164,179	$4.4

(1)               There were no payments made in 2010 and 2009 for the 2007-2009 and 2006-2008 performance cycle. WTM Performance share payments in 2008 for the 2005-2007 performance cycle range from 64% to 101% of target.  For the 2005-2007 performance cycle, the Company issued common shares for 1,700 performance shares earned and all other performance shares earned were settled in cash or by deferral into certain non-qualified deferred compensation plans of the Company or its subsidiaries.

If 100% of the outstanding performance shares had been vested on December 31, 2010, the total additional compensation cost to be recognized would have been $23.1 million, based on current accrual factors (common share price and payout assumptions).

Performance shares granted under the WTM Incentive Plan

The following summarizes performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan at December 31, 2010 for each performance cycle:

Millions, except share amounts	Target WTM Performance Shares Outstanding	Accrued Expense
Performance cycle:
2008-2010	44,687	$—
2009-2011	61,420	22.3
2010-2012	43,890	5.0
Sub-total	149,997	27.3
Assumed forfeitures	(3,750)	(.7)
Total at December 31, 2010	146,247	$26.6

The targeted performance goal for full payment of outstanding performance shares granted under the WTM Incentive Plan to non-investment personnel for the 2010-2012 performance cycles is an 11% growth in intrinsic business value per share. Growth of 4% or less would result in a payout of 0% and growth of 18% or more would result in a payout of 200%.The targeted performance goal for full payment of outstanding performance shares granted under the WTM Incentive Plan to non-investment personnel for the 2009-2011 performance cycles is a 10% growth in intrinsic business value per share. Growth of 3% or less would result in a payout of 0% and growth of 17% or more would result in a payout of 200%. The targeted performance goal for full payment of outstanding performance shares granted under the WTM Incentive Plan to non-investment personnel for the 2008-2010 performance cycles is an 11% growth in intrinsic business value per share. Growth of 4% or less would result in a payout of 0% and growth of 18% or more would result in a payout of 200%.

For investment personnel, the targeted performance goal for full payment of outstanding performance shares granted under the WTM Incentive Plan is based in part on growth in intrinsic business value per share (as described above) and in part on achieving a total return on invested assets as measured against metrics based on U.S. Treasury Note and/or industry benchmark returns.

Phantom Performance Shares granted under WTM Phantom Share Plans

The following summarizes performance shares outstanding and accrued expense for awards made under the WTM Phantom Share Plans at December 31, 2010 for each performance cycle:

Millions, except share amounts	Target WTM Phantom Performance Shares Outstanding	Accrued Expense
Performance cycle:
2008-2010	8,212	$—
2009-2011	9,015	3.1
2010-2012	6,099.7
Sub-total	23,326	3.8
Assumed forfeitures	(583)	(.1)
Total at December 31, 2010	22,743	$3.7

The performance goals for full payment of performance shares issued under the WTM Phantom Share Plans are identical to those of the WTM Incentive Plan.

Restricted Shares

At December 31, 2010, 2009 and 2008, the Company had 46,250, 92,620 and 53,200 unvested restricted shares outstanding under the WTM Incentive Plan. The following outlines the unrecognized compensation cost associated with the outstanding restricted share awards under the WTM Incentive Plan for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010		2009		2008
Millions, except share amounts	Restricted Shares	Unamortized Grant Date Fair Value	Restricted Shares	Unamortized Grant Date Fair Value	Restricted Shares	Unamortized Grant Date Fair Value
Non-vested at beginning of year	92,620	$23.8	53,200	$24.2	54,000	$26.7
Granted	19,750	6.7	47,820	9.7	6,200	3.1
Vested	(65,870)	—	(8,400)	—	(7,000)	—
Forfeited	(250)	(.1)	—	—	—	—
Modified	—	(3.3)	—	—	—	—
Expense recognized	—	(13.0)	—	(10.1)	—	(5.6)
Non-vested at end of year	46,250	$14.1	92,620	$23.8	53,200	$24.2

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

Of the unrecognized compensation cost at December 31, 2010, $14.1 million is expected to be recognized ratably over the remaining vesting periods. Upon vesting, all restrictions initially placed upon the restricted shares lapse.

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

Prior to the modification, $18.2 million of the original grant fair value had been amortized into income. In connection with the modification, White Mountains recognized $8.7 million of the remaining $9.0 million of unamortized option expense related to the original grant.  In addition, the $0.9 million excess in the fair value of the amended grant over the original grant at the modification date is required to be amortized through January 2011.  As a result, at the modification date, a total of $1.2 million of compensation expense related to the Non-Qualified Options remained to be amortized through January 2011. At December 31, 2010, the remaining unamortized value was $0.1 million.

For the years ended December 31, 2010, 2009, and 2008 White Mountains recognized a total of $11.9 million, $5.4 million, and $5.4 million of expense related to amortizing the Non-Qualified Options.

Incentive Options

The Company had no Incentive Options at December 31, 2010 and 2,400 and 6,000 Incentive Options outstanding at December 31, 2009 and 2008 which were granted to certain key employees on February 28, 2000 (the grant date) under the WTM Incentive Plan. The 81,000 Incentive Options originally granted were issued at an exercise price equal to the market price of the Company’s underlying common shares on February 27, 2000. The exercise price escalates by 6% per annum over the life of the Incentive Options. The Incentive Options vest ratably over a ten-year service period. The grant date fair value of the awards as originally disclosed, adjusted for estimated future forfeitures, became the basis for recognition of compensation expense for the Incentive Options. The fair value of each Incentive Option award at the grant date was estimated using a closed-form option model using an expected volatility assumption of 18.5%, a risk-free interest rate assumption of 6.4% and an expected term of ten years.

The following table summarizes the Company’s Incentive Options activity for the years ended December 31, 2010, 2009 and 2008:

	Year ended December 31,
Millions, except share and per share amounts	2010	2009	2008
Opening balance—outstanding Incentive Options	2,400	6,000	9,900
Forfeited	—	—	(600)
Exercised	(2,400)	(3,600)	(3,300)
Ending balance—outstanding Incentive Options	—	2,400	6,000
Opening balance—exercisable Incentive Options	2,400	3,000	3,300
Vested	—	3,000	3,000
Exercised	(2,400)	(3,600)	(3,300)
Ending balance—exercisable Incentive Options	—	2,400	3,000
Intrinsic value of Incentive Options exercised (1)	$.3	$.5	$.6
Exercise price—beginning of year	$188.43	$177.76	$167.70
Exercise price—end of year	$—	$188.43	$177.76
Compensation expense (income)	$—	$—	$—

(1)               Amount is equal to the number of options exercised multiplied by amount the ending market value exceeds the strike price on the date of exercise.

Share-Based Compensation Based on OneBeacon Ltd. Common Shares

OneBeacon Performance Shares

The following summarizes activity for the years ended December 31, 2010, 2009, and 2008 for OneBeacon Performance Shares granted under the OneBeacon Incentive Plan:

	Year Ended December 31,
	2010		2009		2008
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	2,224,215	$15.1	2,212,313	$4.6	1,063,690	$9.3
Payments and deferrals (1)	(889,594)	(4.6)	(137,400)	—	(122,859)	(1.7)
New awards	270,691	—	379,085	—	1,430,258	—
Forfeitures and cancellations	(141,017)	(2.2)	(229,783)	—	(158,776)	(.6)
Expense (income) recognized	—	10.2	—	10.5	—	(2.4)
End of period	1,464,295	$18.5	2,224,215	$15.1	2,212,313	$4.6

(1)               Performance share payments in 2010 for the 2007-2009 performance cycle were based upon a performance factor of 14.2%. As a result of the Commercial Lines Transaction and the Personal Lines Transaction, payments were made to certain former employees of OneBeacon prior to the end of the performance cycle on a pro rata basis. Performance shares earned for the 2008-2010 and 2009-2011 performance cycles were based upon a performance factor of 100%.  OneBeacon performance share payments in 2009 for the 2007-2008 performance cycle were at 1.4% of target.  OneBeacon performance share payments in 2008 for the 2007 performance cycle were at 62.9% of target.  All OneBeacon performance shares earned for the performance cycles were settled in cash or by deferral into certain non-qualified deferred compensation plans of OneBeacon’s subsidiaries.

The following summarizes OneBeacon Performance Shares outstanding awarded under the OneBeacon Incentive Plan at December 31, 2010 for each performance cycle:

Millions, except share amounts	Target OneBeacon Performance Shares Outstanding	Accrued Expense
Performance cycle:
2009-2010	929,849	$10.8
2010-2011	277,297	6.2
2011-2012	270,691	1.7
Sub-total	1,477,837	18.7
Assumed forfeitures	(13,542)	(.2)
Total at December 31, 2010	1,464,295	$18.5

If 100% of the outstanding OneBeacon Performance Shares had been vested on December 31, 2010, the total additional compensation cost to be recognized would have been $6.2 million, based on December 31, 2010 accrual factors (common share price and payout assumptions).

The targeted performance goal for full payment of the outstanding OneBeacon performance shares granted during 2010 is growth in intrinsic business value per share of 12%. At a growth in intrinsic business value per share of 5% or less, no performance shares would be earned and at a growth in intrinsic business value per share of 19% or more, 200% of performance shares would be earned.  The targeted performance goal for full payment of the outstanding OneBeacon performance shares granted during 2009 is growth in intrinsic business value per share of 12%. At a growth in intrinsic business value per share of 5% or less, no performance shares would be earned and at a growth in intrinsic business value per share of 19% or more, 200% of performance shares would be earned.  The targeted performance goal for full payment of the outstanding OneBeacon performance shares granted during 2008 is growth in intrinsic business value per share of 11%. At a growth in intrinsic business value per share of 4% or less, no performance shares would be earned and at a growth in intrinsic business value per share of 18% or more, 200% of performance shares would be earned.  The performance shares for the 2008-2010 performance cycle have expired unearned.

For awards granted in and after February 2008, the OneBeacon Compensation Committee defined growth in intrinsic business value per share to be a weighted measure comprised of growth in book value per share and underwriting return on equity.

Non-Qualified Options

In November 2006, in connection with its initial public offering, OneBeacon Ltd. issued to its key employees 1,420,000 fixed price Non-Qualified Options to acquire OneBeacon Ltd. common shares.  The options vest in equal installments on each of the third, fourth and fifth anniversaries of their issuance and expire five and a half years from the date of issuance.  The fair value of each option award at grant was estimated using a Black-Scholes option pricing model using an expected volatility assumption of 30%, a risk-free interest rate assumption of 4.6%, a forfeiture assumption of 5%, an expected dividend rate assumption of 3.4% and an expected term assumption of 5.5 years.  The options originally had a per share exercise price of $30.00.  On May 27, 2008, the OneBeacon Compensation Committee adjusted the exercise price to $27.97 to give effect to the $2.03 per share special dividend paid in the first quarter of 2008.  On November 16, 2010, the Compensation Committee adjusted the exercise price to $25.47 as a result of the $2.50 per share special dividend paid in the third quarter of 2010.

The compensation expense associated with the options and the incremental fair value of the award modifications are being recognized ratably over the remaining period.  The unrecognized compensation expense associated with the options as of December 31, 2010 is $0.4 million and is being recognized ratably over the remaining year.  OneBeacon recognized compensation expense of $0.9 million, $1.1 million and $1.1 million in connection with these options in the years ended December 31, 2010, 2009 and 2008.

The following summarizes option activity for the years ended December 31, 2010, 2009 and 2008:

	Year ended December 31,
	2010		2009		2008
Millions	Target Outstanding Options	Accrued Expense	Target Outstanding Options	Accrued Expense	Target Outstanding Options	Accrued Expense
Beginning of period	1,015,610	$3.6	1,237,872	$2.5	1,324,306	$1.4
New awards	—	—	—	—	—	—
Forfeitures	(37,044)	—	(222,262)	—	(86,434)	—
Vested and expired(1)	(209,914)	—	—	—	—	—
Exercised	—	—	—	—	—	—
Expense recognized	—	.9	—	1.1	—	1.1
End of period	768,652	$4.5	1,015,610	$3.6	1,237,872	$2.5

(1)               During the year ended December 31, 2010, 209,914 options that vested as a result of the Commercial Lines Transaction and Personal Lines Transaction were unexercised and expired.

Restricted Stock Units

The Non-Qualified Options granted by OneBeacon Ltd., in connection with its initial public offering, did not include a mechanism in the options to reflect the contribution to total return from the regular quarterly dividend.  As a result, during the first quarter of 2008, OneBeacon granted 116,270 Restricted Stock Units (“RSUs”) to actively employed option holders.  The RSUs vest one-third on each of November 9, 2009, 2010 and 2011 subject to, for each vesting tranche of units, the attainment of 4% growth in OneBeacon’s book value per share from January 1, 2008 through the end of the calendar year immediately following the applicable vesting date.  Upon vesting, the RSUs will be mandatorily deferred into one of OneBeacon’s non-qualified deferred compensation plans and will be paid out in 2012 in cash or shares at the discretion of the OneBeacon Compensation Committee.  The performance goal for the first and second tranches was attained by the 2010 vesting date.  The expense associated with the RSUs is being recognized over the vesting period.  For the years ended December 31, 2010, 2009 and 2008, OneBeacon recognized expense of $0.5 million, $0.6 million and $0.5 million.  As of December 31, 2010, there were 70,870 RSUs outstanding.

Share-based Compensation Under Qualified Retirement Plans

The variable contribution amounts earned by eligible participants of the KSOP constituted approximately 0%, 4% and 4% of salary for the years ended 2010, 2009 and 2008. White Mountains recorded $3.0 million, $11.0 million and $11.8 million in compensation expense to pay benefits and allocate common shares to participant’s accounts for the years ended 2010, 2009 and 2008. The contributions made to the KSOP with respect to the years ended 2010, 2009 and 2008 were made with either the Company’s or OneBeacon Ltd.’s common shares, dependent on the employer.  As of December 31, 2010 and 2009, the plans owned 2% or less of either of the Company’s or OneBeacon Ltd.’s total common shares outstanding.  All White Mountains common shares held by the KSOP are considered outstanding for earnings (loss) per share computations.

NOTE 12. Mandatorily Redeemable Preferred Stock of Subsidiaries

White Mountains had mandatorily redeemable preferred stock of a subsidiary that was considered noncontrolling interests. Accordingly, White Mountains classified this instrument as a liability and recorded it at the historical carrying value. All dividends and accretion on White Mountains’ mandatorily redeemable preferred stock have been recorded as interest expense.

Berkshire Preferred Stock

As part of the financing for the OneBeacon Acquisition, Berkshire invested a total of $300.0 million in cash, of which (1) $225.0 million was for the purchase of cumulative non-voting preferred stock of OBH, which had a $300.0 million redemption value; and (2) $75.0 million was for the purchase of warrants to acquire 1,724,200 common shares of the Company. The Berkshire Preferred Stock was redeemed on May 31, 2008 for $300.0 million, its redemption value. The Berkshire Preferred Stock was initially recorded at $145.2 million, as the aggregate proceeds received from Berkshire of $300.0 million were originally allocated between the Berkshire Preferred Stock and the warrants, based on their relative fair values, in accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The difference between the redemption value and the amount initially recorded for the Berkshire Preferred Stock was accreted through the income statement as interest expense. During the year ended December 31, 2008 White Mountains declared and paid dividends of $11.8 million on the Berkshire Preferred Stock. During the year ended December 31, 2008, White Mountains recorded $21.6 million of accretion charges related to the Berkshire Preferred Stock.

Economic Defeasance

In connection with the OneBeacon Offering, White Mountains established an irrevocable grantor trust to economically defease the Berkshire Preferred Stock. The assets of the trust were solely dedicated to the satisfaction of the payment of dividends and redemption amounts on the $300.0 million liquidation preference of the Berkshire Preferred Stock.  Assets held in the trust were used to redeem the Berkshire Preferred Stock in May 2008.

NOTE 13. Common Shareholders’ Equity

Common shares repurchased and retired

On October 31, 2008, Berkshire exchanged substantially all of its 16.3% stake in White Mountains (1,634,921 of its 1,724,200 common shares) for 100% of a White Mountains subsidiary, which held CCIC, the International American Group, and $707.9 million in cash.

On November 17, 2006, White Mountains’ Board of Directors authorized the Company to repurchase up to 1 million of its common shares, from time to time, subject to market conditions (“the Share Repurchase Plan”).  On August 26, 2010, White Mountains’ board of directors authorized the Company to repurchase up to an additional 600,000 common shares under the Share Repurchase Plan. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. Since the inception of the program, the Company has repurchased and retired 1,097,736 common shares for $423.3 million. During 2010 the Company repurchased 677,125 common shares for $222.0 million.  During 2009, the Company did not repurchase any common shares under the Share Repurchase Plan.  During 2008, the Company repurchased 129,770 common shares for $55.9 million.

The Company also repurchases its common shares, from time to time, that relate to the administration of its various incentive compensation and deferred compensation programs.  For the years ended December 31, 2010, 2009 and 2008 the Company repurchased 10,186 common shares, 1,113 common shares and 6,838 common shares that were not subject to the Share Repurchase Plan.

Common shares issued

During 2010, the Company issued a total of 23,050 common shares, which consisted of 2,400 shares issued in satisfaction of Options exercised, 19,750 restricted shares issued to key management personnel and 900 shares issued to directors of the Company. During 2009, the Company issued a total of 52,420 common shares, which consisted of 3,600 shares issued in satisfaction of Options exercised, 47,820 restricted shares issued to key management personnel and 1,000 shares issued to directors of the Company. During 2008, the Company issued a total of 26,800 common shares, which consisted of 3,300 shares issued in satisfaction of Options exercised and 6,200 restricted shares issued to key management personnel, 600 shares issued to directors of the Company, 15,000 shares issued for deferred compensation payouts and 1,700 shares for incentive compensation awards.

Dividends on common shares

During 2010 and 2009, the Company declared and paid cash dividends totaling $8.8 million and $8.9 million (or $1.00 per common share).  During 2008, the Company declared and paid cash dividends totaling $42.3 million (or $4.00 per common share).

NOTE 14. Statutory Capital and Surplus

White Mountains’ insurance and reinsurance operations are subject to regulation and supervision in each of the jurisdictions where they are domiciled and licensed to conduct business. Generally, regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid loss and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders.  In addition, the NAIC uses risk-based capital (“RBC”) standards for property and casualty insurers as a means of monitoring certain aspects affecting the overall financial condition of insurance companies. At December 31, 2010, White Mountains’ active insurance and reinsurance operating subsidiaries met their respective RBC requirements.

OneBeacon’s consolidated combined policyholders’ surplus of its insurance operating subsidiaries as reported to various regulatory authorities as of December 31, 2010 and 2009 was $1.0 billion and $1.6 billion. OneBeacon’s consolidated combined statutory net income (loss) for the years ended December 31, 2010, 2009 and 2008 was $257.0 million, $210.5 million and $(156.5) million. The principal differences between OneBeacon’s combined statutory amounts and the amounts reported in accordance with GAAP include deferred acquisition costs, deferred taxes, gains recognized under retroactive reinsurance contracts, market value adjustments for debt securities and recognition of pension plans. OneBeacon’s insurance operating subsidiaries’ statutory policyholders’ surplus at December 31, 2010 was in excess of the minimum requirements of relevant state insurance regulations.

In accordance with Swedish regulations, WMRe Sirius holds restricted equity of $1.6 billion as a component of Swedish statutory regulatory capital. This restricted equity cannot be paid as dividends. WMRe Sirius’s total regulatory capital at December 31, 2010 was $1.9 billion.

WMRe America’s policyholders’ surplus, as reported to various regulatory authorities as of December 31, 2010 and 2009, was $742.6 million and $832.0 million. WMRe America’s statutory net income (loss) for the years ended December 31, 2010, 2009 and 2008 was $70.2 million, $46.9 million and $(123.8) million. The principal differences between WMRe America’s statutory amounts and the amounts reported in accordance with GAAP include deferred acquisition costs, deferred taxes, gains recognized under retroactive reinsurance contracts and market value adjustments for debt securities. WMRe America’s statutory policyholders’ surplus at December 31, 2010 was in excess of the minimum requirements of relevant state insurance regulations.

Scandinavian Re is also subject to regulation and supervision by the Bermuda Monetary Authority (“BMA”). Generally, the BMA has broad supervisory and administrative powers over such matters as licenses, standards of solvency, investments, methods of accounting, form and content of financial statements, minimum capital and surplus requirements, and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. As of December 31, 2010, Scandinavian Re had statutory capital and surplus of $28.4 million, which was in excess of the minimum requirements of the BMA.

Esurance’s consolidated combined policyholders’ surplus of its insurance operating subsidiaries as reported to various regulatory authorities as of December 31, 2010 and 2009 was $268.3 million and $197.9 million.  Esurance’s insurance operating subsidiaries’ statutory policyholders’ surplus at December 31, 2010 was in excess of the minimum requirements of relevant state insurance regulations.

WM Life Re is subject to regulation and supervision by the BMA. As of December 31, 2010, WM Life Re had statutory capital and surplus of $31.9 million, which was in excess of the minimum requirement of the BMA.

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

OneBeacon:

Generally, OneBeacon’s regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. OneBeacon’s top tier regulated insurance operating subsidiaries have the ability to pay $291 million of dividends during 2011 without prior approval of regulatory authorities, subject to the availability of unassigned funds. At December 31, 2010, OneBeacon’s top tier regulated insurance operating subsidiaries had $0.8 billion of unassigned funds. During 2010, OneBeacon’s top tier regulated insurance operating subsidiaries distributed $776.0 million to their immediate parent, including $71.0 million in ordinary dividends, $535.0 million in extraordinary dividends and a $170.0 million return of capital.

During 2010, OneBeacon’s unregulated insurance operating subsidiaries paid $8.3 million of dividends to their immediate parent.  At December 31, 2010, OneBeacon’s unregulated insurance operating subsidiaries had $18.0 million of net unrestricted cash, short-term investments and fixed maturity investments.

During 2010, OneBeacon Ltd. paid $79.5 million of regular quarterly dividends and a $236.1 special dividend to its common shareholders. White Mountains received $239.7 million of these dividends. At December 31, 2010, OneBeacon Ltd. and its intermediate holding companies had approximately $371.8 million of net unrestricted cash, short-term investments and fixed maturity investments outside of its regulated and unregulated insurance operating subsidiaries.

White Mountains Re:

Subject to certain limitations under Swedish law, WMRe Sirius is permitted to transfer all or a portion of its pre-tax income to its Swedish parent companies to minimize taxes (referred to as a group contribution). In 2010, WMRe Sirius transferred $68.0 million of its 2009 pre-tax income to its Swedish parent companies as a group contribution. In 2011, WMRe Sirius intends to transfer $71.6 million (based on December 31, 2010 SEK to USD exchange rate) of its 2010 pre-tax income to its Swedish parent companies as a group contribution.

WMRe Sirius has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, WMRe Sirius has allocated the majority of its pre-tax income, after group contributions to its Swedish parent companies, to the Safety Reserve (see “Safety Reserve” below). At December 31, 2010, WMRe Sirius had $263.2 million (based on December 31, 2010 SEK to USD exchange rate) of unrestricted statutory surplus, which is available for distribution in 2011. During 2010, WMRe Sirius paid $20.5 million of dividends to its immediate parent. During 2011, WMRe Sirius intends to pay $65.0 million (based on the December 31, 2010 SEK to USD exchange rate) of dividends to its immediate parent.

WMRe America has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. Based upon December 31, 2010 statutory surplus of $742.6 million, WMRe America has the ability to pay $74.3 million of dividends during 2011 without prior approval of regulatory authorities, subject to the availability of earned surplus.  At December 31, 2010, WMRe America had $66.6 million of earned surplus. During 2010, WMRe America did not pay any dividends to its immediate parent. During 2010, WMRe America distributed $150 million to its immediate parent in the form of a share redemption. This share redemption was approved by the appropriate regulatory authorities.

In 2009, White Mountains Re reorganized its reinsurance operations whereby the in-force business and infrastructure of White Mountains Re Bermuda Ltd. (“WMRe Bermuda”) was transferred to WMRe Sirius, which established a branch office in Bermuda to maintain the group’s presence in the Bermuda market.  In 2010, WMRe Bermuda was contributed to WMRe Sirius and is now in run-off.  As part of the reorganization, White Mountains Re distributed $350 million to its immediate parent and contributed $200 million to WMRe Sirius as additional unrestricted statutory surplus. In February 2010, WMRe Bermuda distributed $36 million to its immediate parent prior to its contribution to WMRe Sirius.

During 2010, White Mountains Re paid $225.0 million of additional distributions to its immediate parent.

At December 31, 2010, White Mountains Re and its intermediate holding companies had $78.0 million of net unrestricted cash, short-term investments and fixed maturity investments and $16.4 million of other long-term investments outside of WMRe America and WMRe Sirius.

Safety Reserve

Subject to certain limitations under Swedish law, WMRe Sirius is permitted to transfer pre-tax amounts into an untaxed reserve referred to as a safety reserve. At December 31, 2010, WMRe Sirius’ safety reserve amounted to $1.4 billion. Under GAAP, an amount equal to the safety reserve, net of a related deferred tax liability established at the Swedish tax rate of 26.3%, is classified as common shareholders’ equity. Generally, this deferred tax liability is only required to be paid by WMRe Sirius if it fails to maintain predetermined levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on WMRe Sirius’ safety reserve ($378.5 million at December 31, 2010) is included in solvency capital. Access to the safety reserve is restricted to coverage of insurance losses. Access for any other purpose requires the approval of Swedish regulatory authorities. Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the $1.4 billion balance of the safety reserve, without any provision for deferred taxes, in WMRe Sirius’ capital when assessing WMRe Sirius’ financial strength.

Esurance:

Esurance Insurance Company has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of prior years’ statutory net income, excluding realized capital gains, and prior year end statutory surplus, subject to the availability of unassigned funds. Based on 2010 statutory results, Esurance Insurance Company does not have the ability to pay dividends during 2011 without prior approval of regulatory authorities.  During 2010, Esurance Insurance Company did not pay any dividends to its immediate parent.

During 2010, AFI did not pay any dividends to its immediate parent. At December 31, 2010, AFI had $3.0 million of net unrestricted cash, short-term investments and fixed maturity investments.

During 2010, Esurance did not pay any dividends to its immediate parent.  At December 31, 2010, Esurance had $14.0 million of net unrestricted cash, short-term investments and fixed maturity investments outside of Esurance Insurance Company and AFI.

Other Operations:

During 2010, WM Advisors did not pay any dividends to its immediate parent.  At December 31, 2010, WM Advisors had $22.2 million of net unrestricted cash, short-term investments and fixed maturity investments.

At December 31, 2010, the Company and its intermediate holding companies had $338.1 million of net unrestricted cash, short-term investments and fixed maturity investments and $119.3 million of common equity securities and other long-term investments included in its Other Operations segment.

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

Historically, OneBeacon offered a range of specialty, commercial and personal products and services. However, OneBeacon has completed two transactions that have transformed it into a specialty insurance company. On December 3, 2009, OneBeacon sold the renewal rights to its non-specialty commercial lines (the “Commercial Lines Transaction”) business and on July 1, 2010, OneBeacon completed the sale of its traditional personal lines business (the “Personal Lines Transaction”). OneBeacon specialty lines coverage is comprised of a collection of niche insurance business lines including professional liability products, marine insurance, collector cars and boats, property and inland marine, tuition reimbursement, excess property and accident & health products as well as property and casualty insurance coverages tailored to industry groups such as technology, financial services, entertainment, sports and leisure industries and government entities.

White Mountains Re provides reinsurance coverage for property, accident & health, aviation and space, trade credit, marine, casualty, agriculture and certain other exposures on a worldwide basis.

Esurance writes personal auto insurance directly to customers online and through select online agents.  The Esurance segment also includes AFI, which is one of the largest independent personal insurance agencies that sells insurance online and in call centers.

Other Operations consists of the Company, the Company’s intermediate holding companies, WM Advisors, WM Life Re and its weather risk management business (until its disposition in 2009) as well as the International American Group (until its disposition on October 31, 2008) and various other entities not included in other segments. The Other Operations segment also includes White Mountains’ investments in Delos (until its disposition in December 2010), Symetra, Tuckerman Fund I and Tuckerman Fund II until its transfer to White Mountains Re, effective June 30, 2008.

Significant intercompany transactions among White Mountains’ segments have been eliminated herein.

Financial information for White Mountains’ segments follows:

Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
Year ended December 31, 2010:
Earned insurance and reinsurance premiums	$1,487.7	$847.9	$826.8	$—	$3,162.4
Net investment income	96.6	90.5	25.6	15.8	228.5
Net realized and unrealized investment gains (losses)	74.6	(10.9)	14.4	17.8	95.9
Other revenue	9.6	35.9	60.9	(22.1)	84.3
Total revenues	1,668.5	963.4	927.7	11.5	3,571.1
Losses and LAE	930.2	531.0	606.8	—	2,068.0
Insurance and reinsurance acquisition expenses	320.7	167.5	182.6	—	670.8
Other underwriting expenses	246.5	99.8	74.5	—	420.8
General and administrative expenses	13.0	31.6	48.3	110.8	203.7
Interest expense on debt	29.6	26.6	—	1.1	57.3
Total expenses	1,540.0	856.5	912.2	111.9	3,420.6
Pre-tax income (loss)	$128.5	$106.9	$15.5	$(100.4)	$150.5

Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
Year ended December 31, 2009:
Earned insurance and reinsurance premiums	$1,959.5	$858.8	$782.1	$—	$3,600.4
Net investment income	125.5	107.7	24.9	14.3	272.4
Net realized and unrealized investment gains	248.6	101.8	33.7	.5	384.6
Other revenue	23.1	106.5	55.2	(15.7)	169.1
Total revenues	2,356.7	1,174.8	895.9	(.9)	4,426.5
Losses and LAE	1,121.9	418.8	578.4	—	2,119.1
Insurance and reinsurance acquisition expenses	389.7	170.9	156.7	—	717.3
Other underwriting expenses	330.0	98.1	77.2	—	505.3
General and administrative expenses	18.5	74.4	52.2	104.9	250.0
Interest expense on debt	39.7	26.3	—	4.8	70.8
Total expenses	1,899.8	788.5	864.5	109.7	3,662.5
Pre-tax income (loss)	$456.9	$386.3	$31.4	$(110.6)	$764.0

Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
Year ended December 31, 2008:
Earned insurance and reinsurance premiums	$1,879.0	$1,000.8	$830.2	$—	$3,710.0
Net investment income	164.4	178.1	33.8	34.0	410.3
Net realized investment losses	(763.6)	(284.5)	(46.1)	(12.9)	(1,107.1)
Other revenue	3.5	(16.0)	43.3	(98.6)	(67.8)
Total revenues	1,283.3	878.4	861.2	(77.5)	2,945.4
Losses and LAE	1,126.2	745.0	635.8	(.6)	2,506.4
Insurance and reinsurance acquisition expenses	361.0	214.1	170.1	—	745.2
Other underwriting expenses	290.8	100.4	73.2	2.2	466.6
General and administrative expenses	27.6	45.4	48.1	129.0	250.1
Interest expense on debt	44.9	26.6	.5	10.1	82.1
Interest expense—dividends on preferred stock	11.8	—	—	—	11.8
Interest expense—accretion on preferred stock	21.6	—	—	—	21.6
Total expenses	1,883.9	1,131.5	927.7	140.7	4,083.8
Pre-tax loss	$(600.6)	$(253.1)	$(66.5)	$(218.2)	$(1,138.4)

Selected Balance Sheet Data Millions	OneBeacon	White Mountains Re	Esurance	Other Operations	Total
December 31, 2010:
Total investments	$3,266.0	$3,941.7	$954.2	$570.6	$8,732.5
Reinsurance recoverable on paid and unpaid losses	1,937.7	469.4	34.4	—	2,441.5
Total assets	6,138.3	5,476.8	1,272.1	1,646.9	14,534.1
Loss and LAE reserves	3,295.5	2,441.3	450.4	—	6,187.2
Total liabilities	4,889.4	3,847.4	770.2	766.3	10,273.3
Noncontrolling interest	314.9	290.6	—	2.3	607.8
Total White Mountains’ common shareholders’ equity	934.0	1,338.8	501.9	878.3	3,653.0

December 31, 2009:
Total investments	$4,042.8	$3,949.4	$918.7	$321.6	$9,232.5
Reinsurance recoverable on paid and unpaid losses	2,208.8	596.2	20.9	—	2,825.9
Total assets	7,487.1	5,625.4	1,218.0	1,112.7	15,443.2
Loss and LAE reserves	3,934.8	2,444.4	422.9	—	6,802.1
Total liabilities	6,039.0	3,886.5	723.0	453.2	11,101.7
Noncontrolling interest	370.1	312.4	—	1.6	684.1
Total White Mountains’ common shareholders’ equity	1,078.0	1,426.5	495.0	657.9	3,657.4

NOTE 16. Investments in Unconsolidated Affiliates

White Mountains’ investments in unconsolidated affiliates represent investments in other companies in which White Mountains has a significant voting and economic interest but does not control the entity.

Millions	December 31, 2010	December 31, 2009
Symetra common shares	$350.4	$269.2
Symetra warrants	37.1	38.5
Total investment in Symetra	387.5	307.7

Delos	—	35.4
Pentelia Capital Management	2.2	1.7
Total investments in unconsolidated affiliates	$389.7	$344.8

Symetra

At December 31, 2010, White Mountains owned 17.4 million common shares of Symetra and warrants to acquire an additional 9.5 million common shares. In January 2010, Symetra completed an initial public offering at a price of $12.00 per share, with 25.3 million shares sold by Symetra and 9.7 million shares sold by existing shareholders. White Mountains did not sell any of its shares in the offering. As a result of the offering, White Mountains’ fully converted ownership in Symetra decreased from 24% to approximately 20% during the first quarter of 2010. The issuance of the new Symetra shares at a price below its adjusted book value per share diluted White Mountains’ investment in Symetra’s common shares, resulting in a $16.0 million decrease to White Mountains’ carrying value in Symetra.  The aggregate value of White Mountains’ common shares of Symetra on a fully converted basis was $368.4 million based upon the quoted market price at December 31, 2010.

White Mountains accounts for its investment in common shares of Symetra using the equity method and accounts for its Symetra warrants as derivatives with changes in fair value recognized through the income statement as a gain or loss recognized through other revenues.  White Mountains uses a Black Scholes valuation model to determine the fair value of the Symetra warrants. The major assumptions used in valuing the Symetra warrants at December 31, 2010 were a risk free rate of 1.29%, volatility of 25%, an expected life of 3.58 years, a strike price of $11.49 per share and a share price of $13.70 per share.  Symetra’s warrants are not publicly traded. Accordingly, the fair value measurement of the warrants is based on observable and unobservable inputs.  Due to an insufficient history of Symetra’s volatility, it is classified as a Level 3 measurement.

The following table summarizes amounts recorded by White Mountains relating to its investment in Symetra:

Millions	Common shares	Warrants	Total
Carrying value of investment in Symetra as of January 1, 2008	$241.3	$77.3	$318.6
Equity in earnings of Symetra(1)	4.4	—	4.4
Net unrealized losses from Symetra’s fixed maturity portfolio(5)	(191.7)	—	(191.7)
Decrease in value of warrants	—	(50.0)	(50.0)
Carrying value of investment in Symetra as of December 31, 2008(2)	54.0	27.3	81.3
Equity in earnings of Symetra(1)	23.9	—	23.9
Net unrealized gains from Symetra’s fixed maturity portfolio(5)	191.3	—	191.3
Increase in value of warrants	—	11.2	11.2
Carrying value of investment in Symetra as of December 31, 2009(2)	269.2	38.5	307.7
Equity in earnings of Symetra(1)(3)	11.1	—	11.1
Net unrealized gains from Symetra’s fixed maturity portfolio(4)(5)	72.7	—	72.7
Dividends received	(2.6)	—	(2.6)
Decrease in value of warrants	—	(1.4)	(1.4)
Carrying value of investment in Symetra as of December 31, 2010(2)	$350.4	$37.1	$387.5

(1)	Equity in earnings for the years end December 31, 2010, 2009, and 2008 excludes tax expense of $1.4, $0, and $0.
(2)

Includes White Mountains’ equity in net unrealized gains (losses) from Symetra’s fixed maturity portfolio of $63.7, $(9.0), and $(197.3) as of December 31, 2010, 2009, and 2008, which excludes tax expense of $5.2, $0 and $0.

(3)	Includes a $17.9 loss from the dilutive effect of Symetra’s public offering
(4)	Includes a $1.9 gain from the dilutive effect of Symetra’s public offering
(5)	Net unrealized gains (losses) from Symetra’s fixed maturity portfolio excludes tax benefit of $0.8, $0, and $0 for the years ended December 31, 2010, 2009, and 2008

During 2010, White Mountains received cash dividends from Symetra of $2.6 million on its common share investment which is accounted for as a reduction of White Mountains’ investment in Symetra in accordance with equity accounting. During 2010, White Mountains also received cash dividends from Symetra of $1.4 million on its investment in Symetra warrants that was recorded as net investment income.

The following table summarizes financial information for Symetra as of December 31, 2010 and 2009:

Millions	2010	2009
Symetra balance sheet data:
Total investments	$23,500.2	$20,181.0
Separate account assets	881.7	840.1
Total assets	25,636.9	22,435.4
Policyholder liabilities	21,591.5	19,463.1
Long-term debt	449.0	448.9
Separate account liabilities	881.7	840.1
Total liabilities	23,256.3	21,002.1
Common shareholders’ equity	$2,380.6	$1,433.3

The following table summarizes financial information for Symetra for the years ended December 31, 2010, 2009 and 2008:

Millions	2010	2009	2008
Symetra income statement data:
Net premiums earned	$473.0	$470.1	$584.8
Net investment income	1,199.4	1,113.6	956.5
Total revenues	1,878.5	1,714.3	1,451.1
Policy benefits	1,234.6	1,197.3	1,114.6
Total expenses	1,589.4	1,533.2	1,438.1
Net income	200.9	128.3	22.1
Comprehensive net income (loss)	683.1	1,018.6	(998.9)

Pentelia

White Mountains obtained an equity interest of 33% in Pentelia Capital Management (“PCM”) for $1.6 million in April 2007. This investment is accounted for under the equity method. For the year ended December 31, 2010, 2009, and 2008, White Mountains recorded $0.5 million, $0.1 million, and $0 million of equity in earnings in PCM.  As of December 31, 2010 and 2009, White Mountains investment in PCM was $2.2 million and $1.7 million.

Delos

On August 3, 2006, White Mountains Re sold its wholly-owned subsidiary, Sirius America, to an investor group led by Lightyear Capital for $138.8 million in cash. As part of the transaction, White Mountains acquired an equity interest of approximately 18% in the acquiring entity, Delos.  During the fourth quarter 2010, White Mountains sold its entire interest in Delos and realized a loss of $10.9 million recognized through other revenues.   White Mountains accounted for its investment in Delos under the equity method.  For the years ended December 31, 2009, and 2008 White Mountains recorded $0.5 million and $1.1 million of pre-tax equity in earnings and $0.9 million and $(0.9) million of pre-tax unrealized gains (losses) from its investment in Delos.

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

NOTE 17. Variable Interest Entities

Reciprocals

Reciprocals are policyholder-owned insurance carriers organized as unincorporated associations. Each policyholder insured by the reciprocal shares risk with the other policyholders. Policyholders share profits and losses in the same proportion as the amount of insurance purchased but are not subject to assessment for net losses of the reciprocal.

OneBeacon had capitalized three reciprocals by loaning funds to them in exchange for surplus notes. In 2002, OneBeacon formed New Jersey Skylands Management LLC (“NJSM”) to provide management services for a fee to New Jersey Skylands Insurance Association, a reciprocal, and its wholly-owned subsidiary New Jersey Skylands Insurance Company (together, “New Jersey Skylands Insurance”). New Jersey Skylands Insurance was capitalized with a $31.3 million surplus note issued to OneBeacon in 2002. OneBeacon also loaned $0.2 million to New Jersey Skylands Insurance in the form of a security deposit. In 2004, OneBeacon formed Houston General Management Company to provide management services for a fee to another reciprocal, Houston General Insurance Exchange. During 2004, OneBeacon contributed $2.0 million of capital to Houston General Insurance Exchange. In 2005, OneBeacon contributed one of its subsidiaries, Houston General Insurance Company with assets of $149.4 million and liabilities of $127.6 million, to Houston General Insurance Exchange (together “Houston General Insurance”). Subsequent to the contribution of Houston General Insurance Company, Houston General Insurance Exchange issued a surplus note of $23.7 million to OneBeacon. In 2006, Adirondack AIF, LLC (“AAIF”), a wholly-owned subsidiary of OneBeacon, entered into an agreement to provide management services for a fee to Adirondack Insurance, a reciprocal. Adirondack Insurance was capitalized with a $70.7 million surplus note issued to OneBeacon in May 2006. Principal and interest on the surplus notes are repayable to OneBeacon only with regulatory approval. The obligation to repay principal on the notes is subordinated to all other liabilities including obligations to policyholders and claimants for benefits under insurance policies. OneBeacon has no ownership interest in the reciprocals.

Under the provisions of ASC 810, OneBeacon had determined that each of the reciprocals qualifies as a VIE. Further, OneBeacon had determined that it is the primary beneficiary as it has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE as a result of the management services provided to the reciprocal and the funds loaned to it. Accordingly, OneBeacon consolidates Houston General Insurance and, until the completion of the Personal Lines Transaction on July 1, 2010, consolidated New Jersey Skylands Insurance and Adirondack Insurance.

Subsequent to the Personal Lines Transaction, Houston General Insurance remains as OneBeacon’s only reciprocal. At December 31, 2010 and December 31, 2009, consolidated amounts related to Houston General Insurance included total assets of $118.0 million and $111.4 million, respectively, and total liabilities of $136.2 million and $127.2 million, respectively. At December 31, 2010, the net amount of capital at risk is equal to the surplus note of $23.7 million less the accumulated losses of $18.2 million which includes accrued interest on the surplus note of $14.4 million which eliminates in consolidation.

As described in Note 2, the Personal Lines Transaction, which was completed on July 1, 2010, included the sale of NJSM and AAIF and the transfer of the surplus notes issued by New Jersey Skylands Insurance and Adirondack Insurance. Completion of the Personal Lines Transaction triggered deconsolidation of New Jersey Skylands Insurance and Adirondack Insurance. At December 31, 2009, consolidated amounts related to New Jersey Skylands Insurance included total assets of $134.9 million and total liabilities of $154.8 million. At December 31, 2009, amounts related to Adirondack Insurance included total assets of $281.0 million and total liabilities of and $280.9 million.

Prospector Offshore Fund

White Mountains has determined that the Prospector Offshore Fund, Ltd. (“the Prospector Fund”) is a VIE for which White Mountains is the primary beneficiary and is required to consolidate the Prospector Fund. At December 31, 2010 and 2009, White Mountains consolidated total assets of $145.3 million and $124.4 million and total liabilities of $39.1 million and $24.6 million of the Prospector Fund. In addition, at December 31, 2010 and 2009, White Mountains recorded noncontrolling interest of $40.6 million and $39.6 million in the Prospector Fund. For the years ended December 31, 2010, 2009 and 2008 White Mountains recorded $(3.2) million, $(5.0) million and $8.1 million of noncontrolling interest income (expense) related to the Fund. At December 31, 2010, the net amount of capital at risk is equal to White Mountains’ investment in the Fund of $65.7 million, which represents White Mountains’ ownership interest of 61.8% in the Prospector Fund.

Tuckerman Fund I

White Mountains has determined that Tuckerman Fund I is a VIE for which White Mountains is the primary beneficiary and is required to consolidate Tuckerman Fund I. At December 31, 2010 and 2009, White Mountains consolidated total assets of $19.4 million and $19.8 million and total liabilities of $12.3 million and $12.4 million of Tuckerman Fund I. In addition, at December 31, 2010 and 2009, White Mountains recorded noncontrolling interest of $2.4 million and $1.6 million in Tuckerman Fund I. For the years ended December 31, 2010, 2009 and 2008 White Mountains recorded $1.0 million, $0.7 million and $1.0 million of noncontrolling interest expense related to Tuckerman Fund I. At December 31, 2010, the net amount of capital at risk is equal to White Mountains’ investment in Tuckerman Fund I of $7.1 million, which represents White Mountains’ ownership interest of 94.1% in Tuckerman Fund I.

Tuckerman Fund II

White Mountains has determined that Tuckerman Fund II is a VIE for which White Mountains is the primary beneficiary and was required to consolidate Tuckerman Fund II until December 31, 2009.  White Mountains adopted ASU 2009-17 and determined that its ownership interest in Tuckerman Fund II does not meet the criteria for consolidation under the revised guidance for variable interest entities and, accordingly, effective January 1, 2010, White Mountains deconsolidated its investment in Tuckerman Fund II.

At December 31, 2009, White Mountains consolidated total assets of $56.0 million and total liabilities of $16.4 million. In addition, at December 31, 2009, White Mountains recorded noncontrolling interest of $22.8 million in Tuckerman Fund II. For the years ended December 31, 2009 and 2008, White Mountains recorded $0 and $6.0 million of noncontrolling interest expense related to Tuckerman Fund II.

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

	December 31, 2010		December 31, 2009
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
OBH Senior Notes	$435.1	$419.6	$605.8	$606.5
WMRe Senior Notes	390.9	399.2	377.7	399.1
WMRe Preference Shares	212.5	250.0	212.5	250.0

NOTE 19. Transactions with Related Persons

Prospector

Mr. John Gillespie is the founder and Managing Member of Prospector.  Prospector serves as a discretionary adviser with respect to specified assets, primarily equity securities, managed by WM Advisors on behalf of White Mountains and other clients of WM Advisors.

Pursuant to an investment management agreement with WM Advisors (the “WMA Agreement”), Prospector charged WM Advisors fees based on the following schedule: 100 basis points on the first $200 million of assets under management; 50 basis points on the next $200 million; and 25 basis points on amounts over $400 million.  At December 31, 2010, Prospector managed a total of approximately $282.5 million of assets for White Mountains (excluding OneBeacon and Symetra) under this arrangement.  Prospector has a separate investment management agreement with Symetra that began on July 1, 2010.  Until that date, Symetra was a party to the WMA Agreement and subject to the above fee schedule.

Prospector has a separate investment management agreement with OneBeacon (the “OneBeacon Agreement”) pursuant to which Prospector supervises and directs specified assets, primarily equity securities, including assets in OneBeacon’s defined benefit and defined contribution plans (the “ERISA Assets”).  The fee schedule under the OneBeacon Agreement is identical to the WMA Agreement fee schedule.  At December 31, 2010, Prospector managed approximately $549.5 million of assets for OneBeacon under this arrangement, including $245.5 million of ERISA Assets.

During 2010, 2009, and 2008, Prospector earned $6.6 million, $6.5 million, and $5.2 million in total fees pursuant to the WMA Agreement and the OneBeacon Agreement.

Prospector also advises White Mountains on matters including capital management, asset allocation, private equity investments and mergers and acquisitions. Pursuant to a Consulting Agreement for those services, Prospector was granted 8,500 performance shares for the 2011-2013 performance cycle, 9,200 performance shares for the 2010-2012 performance cycle and 10,800 performance shares for the 2009-2011 performance cycle.  In accordance with the terms of the WTM Incentive Plan, performance against target governing the performance shares will be confirmed by the Compensation Committee of the Board following the end of each performance cycle and the number of performance shares actually awarded at that time will range from 0% to 200% of the target number granted.  Based on the Company’s performance, Prospector received no payment with respect to 9,600 performance shares that had been granted for the 2008-2010 performance cycle.  Unless and until the Consulting Agreement has been terminated, and subject to the approval of the Compensation Committee, at the beginning of each performance cycle Prospector is to be granted performance shares with a value of approximately $4.5 million.  The Compensation Committee establishes the performance target for such performance shares.

Pursuant to a revenue sharing agreement, Prospector has agreed to pay White Mountains 6% of the revenues in excess of $500,000 of certain of Prospector’s funds in return for White Mountains having made a founding investment in 1997.  During 2010, 2009, and 2008, White Mountains earned $0.7 million, $0.2 million, and $0.2 million under this arrangement.

At December 31, 2010, White Mountains had $110.0 million invested in limited partnership investment interests managed by Prospector.  (This total includes $43.3 million of OneBeacon assets.)  In addition, Messrs. Barrette, Davis, George Gillespie, John Gillespie, and Waters, each a director of the Company, and Mr. Campbell, an executive officer of the Company, owned limited partnership investment interests managed by Prospector as of such date.

Other relationships and transactions

WMA provides investment advisory and management services to Symetra.  At December 31, 2010, WMA had $23.6 billion of assets under management from Symetra.  During 2010, 2009 and 2008, WMA earned $13.8 million, $13.7 million and $14.4 million in fees from Symetra.

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

Mr. John Gillespie, a director of the Company, indirectly through general and limited partnership interests holds a 33% interest in Dowling & Partners Connecticut Fund III, LP (“Fund III”).  Two of the Company’s indirect subsidiaries, OneBeacon Professional Insurance (“OBPI”) and White Mountains Specialty Underwriting, Inc. (“WMSUI”), had previously borrowed approximately $8 million and $7 million, respectively, from Fund III in connection with an incentive program sponsored by the State of Connecticut known as the Connecticut Insurance Reinvestment Act (the “CIR Act”).  The CIR Act provides for Connecticut income tax credits to be granted for qualifying investments made by approved fund managers.  Both loans were repaid in full during 2006.  The loans were qualifying investments which generated tax credits to be shared equally between Fund III on the one hand and OBPI and WMSUI on the other.  As a result of his interest in Fund III, during 2010, Mr. Gillespie generated approximately $0.5 million in such tax credits.

Until November, 2009, White Mountains leased a building partially owned by Mr. John Gillespie and trusts for the benefit of members of his family (the “Gillespie Trusts”).

NOTE 20. Commitments and Contingencies

White Mountains leases certain office space under non-cancellable operating leases that expire on various dates through 2011. Rental expense for all of White Mountains’ locations was $32.9 million, $40.1 million and $39.3 million for the years ended December 31, 2010, 2009 and 2008. White Mountains also has various other lease obligations that are immaterial in the aggregate.  White Mountains’ future annual minimum rental payments required under non-cancellable leases, which are primarily for office space, are $25.4 million, $20.6 million, $16.5 million and $29.4 million for 2011, 2012, 2013 and 2014 and thereafter, respectively.

White Mountains also has future binding commitments to fund certain private equity and other-long term investments, these commitments which total $96.2 million do not have fixed funding dates.

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

Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. White Mountains accrues any significant insolvencies when the loss is probable and the assessment amount can be reasonably estimated. The actual amount of such assessments will depend upon the final outcome of rehabilitation proceedings and will be paid over several years. At December 31, 2010, the reserve for such assessments totaled $15.9 million.

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

On November 16, 2009, Scandinavian Re filed a motion to vacate the arbitration award in federal court in the Southern District of New York. On February 23, 2010, the court issued an order granting Scandinavian Re’s motion to vacate the arbitration award. The matter has been remanded for arbitration in front of a new panel of arbitrators. The judge vacated all rulings made by the first panel and required St. Paul to return to Scandinavian Re any monies paid over to it since September 26, 2007 so as to put the parties back in the same position that they were as of the day that St. Paul demanded arbitration. St. Paul has 30 days to appeal the ruling to the 2nd Circuit Court of Appeals.  On March 15, 2010, St. Paul filed a notice of appeal with the 2nd Circuit Court of Appeals and posted a supersedeas bond, which stays enforcement of the district court’s order.  The briefing and the oral argument have been completed, and the parties are awaiting the ruling of the 2nd Circuit Court of Appeals.

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

We assessed the effectiveness of White Mountains’ internal control over financial reporting as of December 31, 2010.  Our assessment did not include an assessment of the internal control over financial reporting for Central National Insurance Company of Omaha which was acquired on January 21, 2010.  This acquisition represents less than 1% of White Mountains’ total assets as of December 31, 2010 and less than 1% of White Mountains’ total revenue for the year ended December 31, 2010.   In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, we have concluded that White Mountains maintained effective internal control over financial reporting as of December 31, 2010.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of White Mountains’ internal control over financial reporting as of December 31, 2010 as stated in their report which appears on pages F-76.

February 28, 2011

/s/ RAYMOND BARRETTE	/s/ DAVID T. FOY
Chairman and CEO (Principal Executive Officer)	Executive Vice President and CFO (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of White Mountains Insurance Group, Ltd.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of White Mountains Insurance Group, Ltd. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.   Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers
New York, New York
February 28, 2011

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

Selected quarterly financial data for 2010 and 2009 is shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for the interim periods.

	2010 Three Months Ended				2009 Three Months Ended
Millions, except per share amounts	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Revenues	$796.5	$817.1	$920.7	$1,036.8	$1,054.8	$1,199.3	$1,212.4	$960.0
Expenses	710.6	732.8	913.6	1,063.6	901.3	941.0	908.6	911.6
Pre-tax income (loss)	85.9	84.3	7.1	(26.8)	153.5	258.3	303.8	48.4
Tax (expense) benefit	(4.7)	(17.2)	.8	.2	(34.0)	(73.9)	(88.6)	(12.3)
Noncontrolling interest in consolidated subsidiaries	(16.6)	(24.3)	(10.7)	(1.4)	(26.2)	(33.1)	(43.5)	(6.7)
Equity in earnings (loss) of unconsolidated affiliates	8.3	7.9	5.3	(11.6)	6.5	8.3	8.6	.9
Income (loss) before extraordinary items	$72.9	$50.7	$2.5	$(39.6)	$99.8	$159.6	$180.3	$30.3
Income (loss) before extraordinary items per share:
Basic	$8.83	$6.01	$.28	$(4.48)	$11.26	$18.02	$20.35	$3.44
Diluted	8.83	6.01	.28	(4.48)	11.26	18.02	20.35	3.44
Adjusted book value per share	$440.59	$428.79	$405.94	$410.59	$416.52	$406.17	$378.48	$351.68

SCHEDULE I

WHITE MOUNTAINS INSURANCE GROUP, LTD.

SUMMARY OF INVESTMENTS—OTHER THAN

INVESTMENTS IN RELATED PARTIES

At December 31, 2010

Millions	Cost	Carrying Value	Fair Value
Fixed maturities:
Bonds:
U.S. Government and government agencies and authorities	$396.1	$409.1	$409.1
Debt securities issued by industrial corporations	2,325.5	2,358.0	2,358.0
Mortgage-backed and asset-backed securities	2,483.4	2,472.3	2,472.3
States, municipalities and political subdivisions	4.3	4.3	4.3
Foreign governments	1,053.7	1,046.5	1,046.5
Redeemable preferred stocks	83.1	89.7	89.7
Total fixed maturities	6,346.1	6,379.9	6,379.9
Short-term investments	1,106.3	1,106.3	1,106.3
Common equity securities:
Banks, trust and insurance companies	199.0	228.7	228.7
Public utilities	48.2	52.0	52.0
Industrial, miscellaneous and other	350.9	429.3	429.3
Total common equity securities	598.1	710.0	710.0
Convertible fixed maturities	142.7	160.2	160.2
Other long-term investments	333.5	376.1	376.1
Total investments	$8,526.7	$8,732.5	$8,732.5

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED BALANCE SHEETS

	December 31,
Millions	2010	2009
Assets:
Cash	$.3	$.2
Fixed maturity investments, at fair value	5.8	—
Common equity securities, at fair value	1.8	2.0
Short-term investments, at amortized cost	54.9	60.2
Other assets	4.5	.2
Investments in consolidated and unconsolidated affiliates	4,429.0	4,292.3
Total assets	$4,496.3	$4,354.9
Liabilities:
Long-term debt	$—	$—
Payable to subsidiary	221.7	6.0
Accounts payable and other liabilities	13.8	7.4
Total liabilities	235.5	13.4
White Mountains’ common shareholders’ equity	3,653.0	3,657.4
Noncontrolling interests	607.8	684.1
Total equity	4,260.8	4,341.5
Total liabilities and equity	$4,496.3	$4,354.9

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
Millions	2010	2009	2008
Revenues (including realized gains and losses)	$1.1	$—	$2.3
Expenses	42.2	38.3	38.2
Pre-tax loss	(41.1)	(38.3)	(35.9)
Income tax (expense) benefit	(.6)	(3.6)	(1.3)
Net loss	(41.7)	(41.9)	(37.2)
Earnings (loss) from consolidated affiliates	181.2	621.4	(592.5)
Net (income) loss attributable to noncontrolling interests	(53.0)	(109.5)	74.4
Net income (loss) attributable to White Mountains’ common shareholders	86.5	470.0	(555.3)
Other comprehensive income (loss) items, after-tax	127.9	280.8	(385.5)
Comprehensive income (loss) attributable to White Mountains’ common shareholders	$214.4	$750.8	$(940.8)
Computation of net income (loss) available to common shareholders:
Net income (loss) available to common shareholders	$86.5	$470.0	$(555.3)

SCHEDULE II

(continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions	2010	2009	2008
Net income before noncontrolling interests	$139.5	$579.5	$(629.7)
Charges (credits) to reconcile net income to net cash from operations:
Net realized and unrealized losses (gains) on sales of investments	.1	1.7	9.9
Undistributed current (earnings) losses from subsidiaries	(181.2)	(621.4)	592.5
Dividends received from subsidiaries	—	8.4	747.9
Net federal income tax (payments) receipts	—	—	(.5)
Net change in other assets and other liabilities	27.9	18.6	(7.2)
Net cash (used for) provided from operations	(13.7)	(13.2)	712.9
Cash flows from investing activities:
Net (increase) decrease in short-term investments	166.5	20.8	(46.8)
Purchases of investment securities	—	—	—
Sales and maturities of investment securities	(5.8)	(28.4)	21.9
Issuance of debt (to) from subsidiaries	86.8	—	(25.0)
Repayment of debt (to) from subsidiaries	—	200.0	(440.0)
Contributions to subsidiaries	—	—	—
Distributions from subsidiaries	—	29.0	386.3
Net change in unsettled investment purchases and sales	—	—	—
Net cash provided from (used for) investing activities	247.5	221.4	(103.6)
Cash flows from financing activities:
Issuance of debt	—	—	650.8
Repayment of debt	—	(200.0)	(450.8)
Proceeds from issuances of common shares	.7	.9	.6
Repurchases and retirement of common shares	(225.6)	(.4)	(59.3)
Cash exchanged with Berkshire Hathaway Inc. for the Company’s common shares	—	—	(707.9)
Dividends paid on common shares	(8.8)	(8.9)	(42.3)
Net cash (used for) provided from financing activities	(233.7)	(208.4)	(608.9)
Net (decrease) increase in cash during the year	.1	(.2)	.4
Cash balance at beginning of year	.2	.4	—
Cash balance at end of year	$.3	$.2	$.4

SCHEDULE III

WHITE MOUNTAINS INSURANCE GROUP, LTD.

SUPPLEMENTARY INSURANCE INFORMATION

(Millions)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premiums earned	Net investment income(1)	Benefits, claims, losses, and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Years ended:
December 31, 2010:
OneBeacon	$114.5	$3,295.5	$627.5	$—	$1,487.7	$96.3	$930.2	$320.7	$246.5	$1,236.3
White Mountains Re	61.6	2,441.3	311.2	—	847.9	90.5	531.0	167.5	99.8	865.8
Esurance	34.7	450.4	201.6	—	826.8	25.6	606.8	182.6	74.5	835.6
Other insurance operations	—	—	—	—	—	1.3	—	—	—	—
December 31, 2009:
OneBeacon	$215.0	$3,934.8	$1,018.3	$—	$1,959.5	$127.4	$1,121.9	$398.3	$330.0	$1,906.7
White Mountains Re	57.2	2,444.4	287.5	—	858.8	107.7	418.8	170.9	98.1	806.8
Esurance	31.6	422.8	192.7	—	782.1	24.9	578.4	156.7	77.2	778.5
Other insurance operations	—	—	—	—	—	(.1)	—	—	—	—
December 31, 2008:
OneBeacon	$225.5	$4,294.0	$1,088.2	$—	$1,879.0	$152.8	$1,126.2	$368.3	$290.8	$1,963.1
White Mountains Re	68.8	2,735.4	313.0	—	1,000.8	173.5	745.0	214.1	100.4	931.1
Esurance	28.7	370.7	196.2	—	830.2	33.8	635.8	170.1	73.2	823.4
Other insurance operations	—	—	—	—	—	2.4	(.6)	—	2.2	—

(1)	The amounts shown exclude net investment income (expense) relating to non insurance operations of $14.8, $12.5 and $47.8 for the twelve months ended December 31, 2010, 2009 and 2008, respectively.

SCHEDULE IV

WHITE MOUNTAINS INSURANCE GROUP, LTD.

REINSURANCE

(Millions)

Column A	Column B	Column C	Column D	Column E	Column F
Premiums earned	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Years ended:
December 31, 2010:
OneBeacon	$1,732.5	$(309.0)	$64.2	$1,487.7	4.3%
White Mountains Re	117.9	(199.7)	929.7	847.9	109.6%
Esurance	812.6	(3.0)	17.2	826.8	2.1%
Other insurance operations	—	—	—	—	—%
December 31, 2009:
OneBeacon	$2,122.4	$(229.7)	$66.8	$1,959.5	3.4%
White Mountains Re	107.2	(175.9)	927.5	858.8	108.0%
Esurance	764.1	(2.6)	20.6	782.1	2.6%
Other insurance operations	—	—	—	—	—%
December 31, 2008:
OneBeacon	$2,078.0	$(252.6)	$53.6	$1,879.0	2.9%
White Mountains Re	100.7	(145.7)	1,045.8	1,000.8	104.5%
Esurance	807.9	(3.3)	25.6	830.2	3.1%
Other insurance operations	—	—	—	—	—%

SCHEDULE V

WHITE MOUNTAINS INSURANCE GROUP, LTD.

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
	Balance at	Additions (subtractions)
Millions	beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions described(1)	Balance at end of period
Years ended:

December 31, 2010:
Reinsurance recoverable on paid losses:
Allowance for reinsurance balances	$30.0	$(.4)	$—	$(.2)	$29.4
Property and casualty insurance and reinsurance premiums receivable:
Allowance for uncollectible accounts	6.3	.2	(1.0)	(1.6)	3.9

December 31, 2009:
Reinsurance recoverable on paid losses:
Allowance for reinsurance balances	$29.5	$2.3	$—	$(1.8)	$30.0
Property and casualty insurance and reinsurance premiums receivable:
Allowance for uncollectible accounts	7.1	1.5	(1.8)	(.5)	6.3

December 31, 2008:
Reinsurance recoverable on paid losses:
Allowance for reinsurance balances	$39.4	$(11.8)	$5.2	$(3.3)	$29.5
Property and casualty insurance and reinsurance premiums receivable:
Allowance for uncollectible accounts	20.5	(.1)	(13.1)	(.2)	7.1

(1) Represents net reinstatements (charge-offs) of balances receivables and foreign exchange.

SCHEDULE VI

WHITE MOUNTAINS INSURANCE GROUP, LTD.

SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS

(Millions)

Column A	Column B	Column C	Column D		Column E	Column F	Column G	Column H		Column I	Column J	Column K
		Reserves
		for Unpaid						Claims and Claims		Amortization	Paid
		Claims and	Discount,					Adjustment Expenses		of deferred	Claims and
	Deferred	Claims	if any,				Net	Incurred Related to		policy	Claims
Affiliation with registrant	acquisition costs	Adjustment Expenses	deducted in Column C		Unearned Premiums	Earned Premiums	investment income	(1) Current Year	(2) Prior Year	acquisition costs	Adjustment Expenses	Premiums written
OneBeacon:
2010	$114.5	$3,295.5	$295.9	(1)	$627.5	$1,487.7	$96.3	$981.4	$(51.2)	$320.7	$1,038.8	$1,236.3
2009	215.0	3,934.8	317.5	(1)	1,018.3	1,959.5	127.4	1,205.3	(83.4)	398.3	1,176.1	1,906.7
2008	225.5	4,294.0	352.6	(1)	1,088.2	1,879.0	152.8	1,188.2	(62.0)	368.3	1,198.3	1,963.1
White Mountains Re:
2010	$61.6	$2,441.3	$21.1	(2)	$311.2	$847.9	$90.5	$588.1	$(57.1)	$167.5	$437.0	$865.8
2009	57.2	2,444.4	29.5	(2)	287.5	858.8	107.7	449.1	(30.4)	170.9	772.9	806.8
2008	68.8	2,735.4	36.3	(2)	313.0	1,000.8	173.5	665.1	79.9	214.1	888.8	931.1
Esurance:
2010	$34.7	$450.4	$—		$201.6	$826.8	$25.6	$624.6	$(17.8)	$182.6	$592.8	$835.6
2009	31.6	422.8	—		192.7	782.1	24.9	586.2	(7.8)	156.7	544.3	778.5
2008	28.7	370.7	—		196.2	830.2	33.8	630.9	4.9	170.1	549.7	823.4
Other insurance operations:
2010	$—	$—	$—		$—	$—	$1.3	$—	$—	$—	$—	$—
2009	—	—	—		—	—	(.1)	—	—	—	—	—
2008	—	—	—		—	—	2.4	1.0	(1.6)	—	(.4)	—
50%-or-less owned property and casualty investees:(3)
Delos(4):
2010	$—	$—	$—		$—	$—	$—	$—	$—	$—	$—	$—
2009	3.9	73.3	—		26.1	33.3	1.7	24.3	—	—	18.2	31.7
2008	4.9	70.8	—		24.2	29.3	2.0	18.6	—	—	10.1	36.5

(1)

The amounts shown represent OneBeacon’s discount on its long-term workers compensation loss and LAE reserves, as such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual basis. OneBeacon discounts these reserves using a discount rate which is determined based on the facts and circumstances applicable at the time the claims are settled (5.0%, 5.3% and 5.5% at December 31, 2010, 2009 and 2008). Also the amounts shown include unamortized fair value adjustments to reserves for unpaid claims and claims adjustment expenses made in purchase accounting as a result of White Mountains’ purchase of OneBeacon for the years ended December 31, 2010, 2009 and 2008.

(2)

The amount shown represents unamortized fair value adjustments to reserves for unpaid claims and claims adjustment expenses made in purchase accounting as a result of White Mountains’ purchase of WMRe Sirius during 2004.

(3)	The amounts shown represent White Mountains’ share of its 50% owned unconsolidated property and casualty insurance affiliates.
(4)	On August 3, 2006, White Mountains acquired an equity interest of approximately 18% in Delos. During the fourth quarter 2010, White Mountains sold its entire interest in Delos.