Form 10-Q
period 2011-03-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2011-04-29
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2011

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

As of April 28, 2011, 7,956,157 common shares with a par value of $1.00 per share were outstanding (which includes 73,250 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Millions, except share and per share amounts)	2011	2010
	Unaudited
Assets
Fixed maturity investments, at fair value	$6,417.0	$6,379.9
Short-term investments, at amortized cost (which approximates fair value)	998.2	1,106.3
Common equity securities, at fair value	756.6	710.0
Convertible fixed maturity investments, at fair value	156.0	160.2
Other long-term investments	343.4	376.1
Total investments	8,671.2	8,732.5
Cash (restricted: $297.6 and $286.7)	452.5	434.8
Reinsurance recoverable on unpaid losses	2,338.6	2,377.1
Reinsurance recoverable on paid losses	31.9	64.4
Insurance and reinsurance premiums receivable	838.2	635.4
Funds held by ceding companies	106.6	118.7
Investments in unconsolidated affiliates	394.9	389.7
Deferred acquisition costs	233.5	210.8
Deferred tax asset	480.6	499.7
Ceded unearned insurance and reinsurance premiums	188.8	184.7
Accrued investment income	66.3	66.9
Accounts receivable on unsettled investment sales	49.9	40.0
Other assets	744.4	779.4
Total assets	$14,597.4	$14,534.1
Liabilities
Loss and loss adjustment expense reserves	$6,212.3	$6,187.2
Unearned insurance and reinsurance premiums	1,314.4	1,140.3
Debt	818.8	818.8
Deferred tax liability	369.2	373.2
Accrued incentive compensation	122.5	176.5
Funds held under reinsurance treaties	84.5	88.0
Ceded reinsurance payable	224.8	221.0
Accounts payable on unsettled investment purchases	99.0	22.4
Other liabilities	1,142.8	1,245.9
Total liabilities	10,388.3	10,273.3
Shareholders’ equity and noncontrolling interests
White Mountains’ common shareholders’ equity
White Mountains’ common shares at $1 par value per share - authorized 50,000,000 shares; issued and outstanding 7,975,452 and 8,194,925 shares	8.0	8.2
Paid-in surplus	1,312.6	1,350.8
Retained earnings	2,094.2	2,175.6
Accumulated other comprehensive income, after-tax:
Equity in unrealized gains from investments in unconsolidated affiliates	58.5	58.5
Net unrealized foreign currency translation gains	123.2	61.4
Other	(1.3)	(1.5)
Total White Mountains’ common shareholders’ equity	3,595.2	3,653.0
Noncontrolling interests
Noncontrolling interest - OneBeacon Ltd.	300.3	295.0
Noncontrolling interest - WMRe Preference Shares	250.0	250.0
Noncontrolling interest - consolidated limited partnerships and A.W.G Dewar	63.6	62.8
Total noncontrolling interests	613.9	607.8
Total equity	4,209.1	4,260.8
Total liabilities and equity	$14,597.4	$14,534.1

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Unaudited

	Three Months Ended
	March 31,
(Millions, except per share amounts)	2011	2010
Revenues:
Earned insurance and reinsurance premiums	$695.5	$864.7
Net investment income	53.5	60.6
Net realized and unrealized investment gains	22.7	87.0
Other revenue	10.7	24.5

Total revenues	782.4	1,036.8
Expenses:
Loss and loss adjustment expenses	526.5	703.2
Insurance and reinsurance acquisition expenses	140.2	181.1
Other underwriting expenses	94.6	115.9
General and administrative expenses	40.5	47.1
Interest expense on debt	13.1	16.3

Total expenses	814.9	1,063.6

Pre-tax loss	(32.5)	(26.8)

Income tax benefit	9.0	.2

Loss before equity in earnings (losses) of unconsolidated affiliates	(23.5)	(26.6)

Equity in earnings (losses) of unconsolidated affiliates	6.7	(11.6)

Net loss	(16.8)	(38.2)
Net income attributable to noncontrolling interests	(11.4)	(1.4)

Net loss attributable to White Mountains’ common shareholders	(28.2)	(39.6)

Comprehensive income (loss), net of tax:
Change in equity in net unrealized gains from investments in unconsolidated affiliates	—	32.9
Change in foreign currency translation and other	62.0	(11.6)

Comprehensive income (loss)	33.8	(18.3)
Comprehensive income attributable to noncontrolling interests	—	—
Comprehensive income (loss) attributable to White Mountains’ common shareholders	$33.8	$(18.3)

Loss per share attributable to White Mountains’ common shareholders
Basic loss per share	$(3.51)	$(4.48)

Diluted loss per share	$(3.51)	$(4.48)

Dividends declared and paid per White Mountains’ common share	$1.00	$1.00

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Unaudited

	White Mountains’ Common Shareholders’ Equity
		Common		Accum. other
	Common	shares and		comprehensive	Non-
	shareholders’	paid-in	Retained	income (loss),	controlling
(Millions)	equity	surplus	earnings	after-tax	interest

Balances at January 1, 2011	$3,653.0	$1,359.0	$2,175.6	$118.4	$607.8

Net (loss) income	(28.2)	—	(28.2)	—	11.4
Other comprehensive income, after-tax	62.0	—	—	62.0	—
Dividends declared on common shares	(8.0)	—	(8.0)	—	—
Dividends to noncontrolling interests	—	—	—	—	(4.8)
Repurchases and retirements of common shares	(86.1)	(40.9)	(45.2)	—	—
Net distributions to noncontrolling interests	—	—	—	—	(.6)
Amortization of restricted share and option awards	2.5	2.5	—	—	.1

Balances at March 31, 2011	$3,595.2	$1,320.6	$2,094.2	$180.4	$613.9

	White Mountains’ Common Shareholders’ Equity
		Common		Accum. other
	Common	shares and		comprehensive	Non-
	shareholders’	paid-in	Retained	income (loss),	controlling
(Millions)	equity	surplus	earnings	after-tax	interest

Balances at January 1, 2010	$3,657.4	$1,445.0	$2,215.9	$(3.5)	$684.1

Cumulative effect adjustment - ASU 2009-17	(.4)	—	(.4)	—	(22.8)
Net (loss) income	(39.6)	—	(39.6)	—	1.4
Other comprehensive income, after-tax	21.3	—	—	21.3	—
Dividends declared on common shares	(8.8)	—	(8.8)	—	—
Dividends to noncontrolling interests	—	—	—	—	(4.9)
Repurchases and retirements of common shares	(36.5)	(17.6)	(18.9)	—	—
Issuances of common shares	.5	.5	—	—	—
Net distributions to noncontrolling interests	—	—	—	—	(1.3)
Amortization of restricted share and option awards	4.4	4.4	—	—	.1

Balances at March 31, 2010	$3,598.3	$1,432.3	$2,148.2	$17.8	$656.6

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended
	March 31,
(Millions)	2011	2010

Cash flows from operations:
Net loss	$(16.8)	$(38.2)
Charges (credits) to reconcile net loss to net cash used for operations:
Net realized and unrealized investment gains	(22.7)	(87.0)
Excess of fair value of acquired net assets over cost	—	(12.8)
Other operating items:
Net change in loss and loss adjustment expense reserves	(42.8)	279.2
Net change in reinsurance recoverable on paid and unpaid losses	84.4	(145.4)
Net change in unearned insurance and reinsurance premiums	152.1	204.1
Net change in funds held by ceding companies	22.0	16.9
Net change in deferred acquisition costs	(19.2)	4.8
Net change in ceded unearned premiums	1.8	(126.2)
Net change in funds held under reinsurance treaties	(5.0)	6.4
Net change in insurance and reinsurance premiums receivable	(186.1)	(219.2)
Net change in ceded reinsurance payable	(1.4)	137.0
Net change in other assets and liabilities, net	(96.0)	(91.1)

Net cash used for operations	(129.7)	(71.5)

Cash flows from investing activities:
Net change in short-term investments	129.5	12.1
Sales of fixed maturity and convertible fixed maturity investments	1,128.3	442.4
Maturities, calls and paydowns of fixed maturity and convertible fixed maturity investments	482.6	846.6
Sales of common equity securities	60.7	15.9
Distributions and redemptions of other long-term investments	54.0	8.0
Contributions to other long-term investments	(6.9)	(16.1)
Purchases of common equity securities	(67.5)	(127.1)
Purchases of fixed maturity and convertible fixed maturity investments	(1,611.2)	(982.1)
Purchases of consolidated and unconsolidated affiliates, net of cash acquired	—	(4.9)
Net change in unsettled investment purchases and sales	66.7	(56.7)
Net acquisitions of property and equipment	(3.1)	(1.0)

Net cash provided from investing activities	233.1	137.1

Cash flows from financing activities:
Repayment of debt	—	(14.0)
Repurchase of debt	—	(13.1)
Cash dividends paid to the Company’s common shareholders	(8.0)	(8.8)
Cash dividends paid to OneBeacon Ltd.’s noncontrolling common shareholders	(4.8)	(4.9)
Common shares repurchased	(86.1)	(36.5)
Proceeds from issuances of common shares	—	.5

Net cash used for financing activities	(98.9)	(76.8)

Effect of exchange rate changes on cash	2.3	(.5)

Net increase (decrease) in cash during the period	6.8	(11.7)
Cash balances at beginning of period (excludes restricted cash balances of $286.7 and $217.1)	148.1	148.9
Cash balances at end of period (excludes restricted cash balances of $297.6 and $207.8)	$154.9	$137.2

Supplemental cash flows information:
Interest paid	$(12.8)	$(13.2)
Net income tax payments to national governments	$(10.8)	$(5.1)

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

The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of U.S.-based property and casualty insurance companies (collectively “OneBeacon”), most of which operate in a multi-company pool. OneBeacon is a specialty property and casualty insurance writer that offers a wide range of insurance products through independent agencies, regional and national brokers, wholesalers and managing general agencies. As of March 31, 2011 and December 31, 2010, White Mountains owned 76.0% of OneBeacon Ltd.’s outstanding common shares.

The White Mountains Re segment consists of White Mountains Re Ltd., an exempted Bermuda limited liability company, and its subsidiaries (collectively, “White Mountains Re”).  White Mountains Re provides insurance and reinsurance products for property, accident and health, aviation and space, trade credit, marine, casualty, and agriculture and certain other exposures on a worldwide basis through its subsidiaries, Sirius International Insurance Corporation (“WMRe Sirius”) and White Mountains Reinsurance Company of America (“WMRe America”). White Mountains Re also specializes in the acquisition and management of run-off insurance and reinsurance companies both in the United States and internationally through its White Mountains Re Solutions division.  White Mountains Re also includes Scandinavian Reinsurance Company, Ltd. (“Scandinavian Re”) and Central National Insurance Company of Omaha (“Central National”), which was acquired during the first quarter of 2010, both of which are in run-off (see Note 2).

The Esurance segment consists of Esurance Holdings, Inc. and its subsidiaries (“Esurance Insurance”) and Answer Financial Inc. and its subsidiaries (“AFI”) (collectively, “Esurance”).  Esurance Insurance writes personal auto insurance directly to customers in 30 states through its website and over the phone and also sells other lines of personal insurance for unaffiliated insurance companies.  Esurance Insurance also writes personal auto policies through select online agents and provides other insurance products through partnerships with industry leading online providers.  Esurance Insurance earns commissions and fees by referring to unaffiliated insurance companies those shoppers that it cannot underwrite because of pricing or underwriting eligibility.  AFI is one of the largest independent personal insurance agencies in the United States.  AFI sells insurance online and through call centers for both Esurance Insurance and unaffiliated companies utilizing a comparison quoting platform.

White Mountains’ Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), White Mountains’ investment in common shares and warrants to purchase common shares of Symetra Financial Corporation (“Symetra”), the consolidated results of Tuckerman Capital, LP fund (“Tuckerman Fund I”), White Mountains’ variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd. (“WM Life Re”), which is in run-off, as well as other entities not included in other segments.  The Other Operations segment also included White Mountains’ investments in Lightyear Delos Acquisition Corporation (“Delos”) prior to its disposition in December 2010.

All significant intercompany transactions have been eliminated in consolidation. These interim financial statements include all adjustments considered necessary by management to fairly present the financial position, results of operations and cash flows of White Mountains that are of a normal recurring nature. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Refer to the Company’s 2010 Annual Report on Form 10-K for a complete discussion regarding White Mountains’ significant accounting policies.

Noncontrolling Interests

Noncontrolling interests consist of the ownership interests of noncontrolling parties in consolidated subsidiaries and are presented separately as a component of equity on the balance sheet.

The percentage of the noncontrolling ownership interests in OneBeacon Ltd. at March 31, 2011 and December 31, 2010 was 24.0%.

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

At March 31, 2011 and December 31, 2010, the noncontrolling equity interest in limited partnerships that are consolidated with White Mountains (Tuckerman Fund I, the Prospector Offshore Fund and the Prospector Turtle Fund) was $60.6 million and $59.7 million.  At March 31, 2011 and December 31, 2010, the noncontrolling equity interest in A.W.G. Dewar Inc, a subsidiary of OneBeacon, was $3.0 million and $3.1 million.

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

Transfers of Financial Assets and Amendments to FIN 46R

On June 12, 2009, the FASB issued ASU 2009-16, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (included in ASC 860) and ASU 2009-17, Amendments to FIN46(R) (included in ASC 810).  Both ASU 2009-16 and ASU 2009-17 became effective as of the beginning of the first annual reporting period that began after November 15, 2009. White Mountains adopted the new guidance on January 1, 2010.

ASU 2009-16 eliminates the concept of a qualifying special-purpose entity (“QSPE”).  Under the new guidance, the appropriateness of de-recognition of assets held by an entity formerly considered a QSPE is evaluated based on whether or not the transferor has surrendered control of the transferred assets. The evaluation must consider any continuing involvement by the transferor. White Mountains did not have any entities that were considered a QSPE under guidance prior to the amendments to ASC 860 and there was no effect resulting from adoption.

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

Note 2. Significant Transactions

OneBeacon Personal Lines Sale

In July 2010, OneBeacon completed the sale of its traditional personal lines business (the “Personal Lines Transaction”) to Tower Group, Inc. (“Tower”) for consideration of $166.6 million. The Personal Lines Transaction included two insurance companies, York Insurance Company of Maine (“York”) and Massachusetts Homeland Insurance Company (“MHIC”), through which the majority of the traditional personal lines business was written on a direct basis.  Subsequent to the transaction, OneBeacon cedes to Tower, on a 100% quota share basis, traditional personal lines business not directly written by York and MHIC; and OneBeacon assumes, on a 100% quota share basis, non-traditional personal lines business written directly by York.  The Personal Lines Transaction also included two attorneys-in-fact managing the reciprocal insurance exchanges (“reciprocals”) that wrote the traditional personal lines business in New York and New Jersey, the surplus notes issued by the New York and New Jersey reciprocals, and the remaining renewal rights to certain other traditional personal lines insurance policies.  The sale of the two attorneys-in-fact and the transfer of the surplus notes triggered deconsolidation of the reciprocals by White Mountains.  OneBeacon and Tower also entered into a Transition Services Agreement (“TSA”), pursuant to which OneBeacon provides certain services to Tower during a three-year term.

Acquisition of Central National

On February 26, 2010, White Mountains Re acquired Central National for $5 million in cash. Central National ceased writing business in 1989 and has operated under the control of the Nebraska Department of Insurance since 1990. The transaction resulted in a gain of $12.8 million recorded in other revenues.

Note 3.  Loss and Loss Adjustment Expense Reserves

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activities of White Mountains’ insurance subsidiaries for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
Millions	2011	2010
Gross beginning balance	$6,187.2	$6,802.1
Less beginning reinsurance recoverable on unpaid losses	(2,377.1)	(2,790.9)
Net loss and LAE reserves	3,810.1	4,011.2

Loss and LAE reserves acquired — Central National	—	17.6

Loss and LAE incurred relating to:
Current year losses	550.2	719.5
Prior year losses	(23.7)	(16.3)
Total incurred losses and LAE	526.5	703.2

Accretion of fair value adjustment to loss and LAE reserves	2.1	2.1
Foreign currency translation adjustment to loss and LAE reserves	21.1	(10.8)

Loss and LAE paid relating to:
Current year losses	(118.3)	(152.1)
Prior year losses	(367.8)	(399.8)
Total loss and LAE payments	(486.1)	(551.9)

Net ending balance	3,873.7	4,171.4
Plus ending reinsurance recoverable on unpaid losses	2,338.6	2,919.6
Gross ending balance	$6,212.3	$7,091.0

Loss and LAE incurred relating to prior year losses for the three months ended March 31, 2011

During the three months ended March 31, 2011, White Mountains experienced $23.7 million of net favorable loss reserve development.  OneBeacon, White Mountains Re and Esurance had net favorable loss reserve development of $5.1 million, $12.1 million and $6.5 million, respectively.

The favorable loss reserve development at OneBeacon was primarily due to lower than expected severity on losses related to professional liability lines, multiple peril liability lines and other general liability lines.  The favorable loss reserve development at White Mountains Re was primarily due to a $5.0 million reduction from the 2010 Chilean earthquake and $9.0 million of favorable loss reserve development on a 1999 aviation loss.  The favorable loss reserve development at Esurance was primarily due to lower claim severity for bodily injury coverage.

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

White Mountains recognized $2.1 million in each of the three months ended March 31, 2011 and 2010.  As of March 31, 2011, the pre-tax un-accreted adjustment was $18.9 million.

Note 4. Third Party Reinsurance

In the normal course of business, White Mountains’ insurance and reinsurance subsidiaries may seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. White Mountains remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.

OneBeacon

At March 31, 2011, OneBeacon had $18.3 million of reinsurance recoverables on paid losses and $2,037.2 million (gross of $173.2 million in purchase accounting adjustments) that will become recoverable if claims are paid in accordance with current reserve estimates. The collectability of balances due from OneBeacon’s reinsurers is critical to OneBeacon’s financial strength because reinsurance contracts do not relieve OneBeacon of its primary obligation to its policyholders. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. Uncollectible amounts historically have not been significant.

The following table provides a listing of OneBeacon’s top reinsurers, excluding industry pools and associations, based upon recoverable amounts, the percentage of total paid and unpaid reinsurance recoverables and the reinsurer’s A.M Best Company, Inc. (“A.M. Best”) rating.

Top Reinsurers (Millions)	Balance at March 31, 2011	% of Total	A.M. Best Rating(1)
National Indemnity Company and General Reinsurance Corporation (2)	$1,524.7	74%	A++
Hanover Insurance Company	108.9	5%	A
Tower Insurance Company	74.0	4%	A-
Tokio Marine and Nichido Fire (3)	67.5	3%	A++
Munich Reinsurance America	33.4	2%	A+

(1)          A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen ratings), “A+” (Superior, which is the second highest of fifteen ratings), “A” (Excellent, which is the third highest of fifteen ratings), and “A-”(Excellent, which is the fourth highest of fifteen ratings).

(2)          Includes $320.2 of Third Party Recoverables (as defined below), which NICO (as defined below) would pay under the terms of the NICO Cover (as defined below) if they are unable to collect from third party reinsurers.

(3)          Includes $40.3 of reinsurance recoverables from various third party reinsurers that are guaranteed by Tokio Marine and Nichido Fire under the terms of a 100% quota share reinsurance agreement between Houston General Insurance Company and Tokio Marine and Nichido Fire.

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

Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables (“Third Party Recoverables”) from certain of OneBeacon’s third party reinsurers in existence at the time the NICO Cover was executed. As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. White Mountains estimates that on an incurred basis, net of Third Party Recoverables, as of March 31, 2011 it has used approximately $2.2 billion of the coverage provided by NICO.  Through March 31, 2011, $1.3 billion of these incurred losses have been paid by NICO. Since entering into the NICO Cover, approximately 8% ($169.8 million), of the $2.2 billion of utilized coverage from NICO related to uncollectible Third Party Recoverables. To the extent that actual experience differs from White Mountains’ estimate of ultimate A&E losses and Third Party Recoverables, future losses could utilize some or all of the protection remaining under the NICO Cover.

Pursuant to the GRC Cover, OneBeacon is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OneBeacon intends to only seek reimbursement from GRC for claims which result in payment patterns similar to those supporting its recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OneBeacon on its own investments. This cost, if any, is expected to be nominal.  During the three months ended March 31, 2011, $33.8 million was collected under the GRC Cover.

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

OneBeacon had entered into a 30% quota share agreement with a group of reinsurers that ran from January 1, 2009 through December 31, 2009, and had renewed the agreement effective January 1, 2010. During the three months ended March 31, 2010, OneBeacon ceded $11.6 million of written premiums from its Northeast homeowners business written through OneBeacon Insurance Company (“OBIC”) and its subsidiary companies, along with Adirondack Insurance Exchange (“Adirondack Insurance”) and New Jersey Skylands Insurance Agency (“NJSIA”) in New York and New Jersey, respectively. Effective July 1, 2010, the closing date of the Personal Lines Transaction, the agreement was amended to remove OneBeacon.

White Mountains Re

At March 31, 2011, White Mountains Re had $12.0 million of reinsurance recoverables on paid losses and $440.2 million of reinsurance that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve White Mountains Re of its obligation to its ceding companies, the collectability of balances due from its reinsurers is critical to White Mountains Re’s financial strength. White Mountains Re monitors the financial strength of its reinsurers on an ongoing basis. The following table provides a listing of White Mountains Re’s top reinsurers based upon recoverable amounts, the percentage of total paid and unpaid reinsurance recoverables and the reinsurers’ A.M. Best ratings.

Top Reinsurers (Millions)	Balance at March 31, 2011	% of Total	A.M. Best Rating (1)	% Collateralized
London Life (2)	$52.9	12%	A	100%
Olympus (2)	46.9	10%	NR-5	100%
Lloyds of London(3)	44.7	10%	A	3%
General Reinsurance Corporation	43.1	10%	A++	2%
Swiss Re Group	39.6	9%	A	3%

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

Realized gains and losses resulting from sales of investment securities are accounted for using the specific identification method.  Premiums and discounts on all fixed maturity investments are accreted or amortized to income over the anticipated life of the investment.  Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized cost, which approximated fair value as of March 31, 2011 and December 31, 2010.

Other long-term investments primarily comprise White Mountains’ investments in hedge funds and private equity funds.

Net Investment Income

Pre-tax net investment income for the three months ended March 31, 2011 and 2010 consisted of the following:

	Three Months Ended March 31,
Millions	2011	2010
Investment income:
Fixed maturity investments	$50.1	$58.1
Short-term investments	.7	.5
Common equity securities	3.7	2.1
Convertible fixed maturity investments	1.6	2.1
Other long-term investments	.8	1.0
Interest on funds held under reinsurance treaties	(.6)	(.8)
Total investment income	56.3	63.0
Less third-party investment expenses	(2.8)	(2.4)
Net investment income, pre-tax	$53.5	$60.6

Net Realized and Unrealized Investment Gains and Losses

White Mountains recognized $22.7 million and $87.0 million of net realized and unrealized investment gains (losses) for the three months ended March 31, 2011 and 2010.

Net realized investment gains (losses)

Net realized investment gains (losses) for the three months ended March 31, 2011 and 2010 consisted of the following:

	Three Months Ended March 31,
Millions	2011	2010
Fixed maturity investments	$1.7	$25.6
Short-term investments	—	—
Common equity securities	2.9	2.7
Convertible fixed maturity investments	4.4	4.4
Other long-term investments	19.5	(2.5)
Net realized investment gains (losses), pre-tax	28.5	30.2
Income taxes attributable to realized investment gains (losses)	(13.0)	(10.7)
Net realized investment gains (losses), after-tax	$15.5	$19.5

Net unrealized investment gains (losses)

The following table summarizes changes in the carrying value of investments measured at fair value:

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
Millions	Net unrealized gains (losses)	Net foreign currency gains (losses)	Total changes in fair value reflected in earnings	Net unrealized gains (losses)	Net foreign currency gains (losses)	Total changes in fair value reflected in earnings
Fixed maturities	$(7.7)	$(15.3)	$(23.0)	$29.1	$(3.3)	$25.8
Short-term investments	—	(.6)	(.6)	1.6	(1.9)	(.3)
Common equity securities	26.5	(.8)	25.7	14.0	(1.2)	12.8
Convertible fixed maturity investments	(2.1)	—	(2.1)	2.8	—	2.8
Other long-term investments	(.7)	(5.1)	(5.8)	16.7	(1.0)	15.7
Net unrealized investment gains (losses), pre-tax	16.0	(21.8)	(5.8)	64.2	(7.4)	56.8
Income taxes attributable to unrealized investment gains (losses)	(.6)	5.7	5.1	(20.1)	2.3	(17.8)
Net unrealized investment gains (losses), after-tax	$15.4	$(16.1)	$(.7)	$44.1	$(5.1)	$39.0

The following table summarizes the amount of total pre-tax gains (losses) included in earnings attributable to unrealized investment gains (losses) for Level 3 investments for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
Millions	2011	2010
Fixed maturities	$1.9	$9.6
Common equity securities	(1.8)	(3.4)
Convertible fixed maturities	—	—
Other long-term investments	(7.7)	36.4
Total unrealized investment (losses) gains, pre-tax - Level 3 investments	$(7.6)	$42.6

Investment Holdings

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses and carrying values of White Mountains’ fixed maturity investments as of March 31, 2011 and December 31, 2010, were as follows:

	March 31, 2011
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$383.0	$9.6	$(1.5)	$(.5)	$390.6
Debt securities issued by corporations	2,349.7	83.8	(21.6)	(50.3)	2,361.6
Municipal obligations	4.3	.1	(.1)	—	4.3
Mortgage-backed and asset-backed securities	2,638.1	18.7	(12.6)	(22.7)	2,621.5
Foreign government, agency and provincial obligations	953.5	2.1	(2.8)	(5.5)	947.3
Preferred stocks	82.0	9.9	—	(.2)	91.7
Total fixed maturity investments	$6,410.6	$124.2	$(38.6)	$(79.2)	$6,417.0

	December 31, 2010
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$396.2	$13.7	$(.8)	$—	$409.1
Debt securities issued by corporations	2,325.5	92.8	(22.4)	(37.9)	2,358.0
Municipal obligations	4.3	.1	(.1)	—	4.3
Mortgage-backed and asset-backed securities	2,483.4	20.6	(18.8)	(12.9)	2,472.3
Foreign government, agency and provincial obligations	1,053.6	7.7	(6.5)	(8.3)	1,046.5
Preferred stocks	83.1	6.7	—	(.1)	89.7
Total fixed maturity investments	$6,346.1	$141.6	$(48.6)	$(59.2)	$6,379.9

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses and carrying values of White Mountains’ common equity securities, convertible fixed maturities and other long-term investments as of March 31, 2011 and December 31, 2010, were as follows:

	March 31, 2011
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
Common equity securities	$619.0	$142.1	$(5.5)	$1.0	$756.6
Convertible fixed maturities	$140.5	$15.7	$(.2)	$—	$156.0
Other long-term investments	$306.7	$58.3	$(9.6)	$(12.0)	$343.4

	December 31, 2010
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
Common equity securities	$598.1	$111.8	$(1.7)	$1.8	$710.0
Convertible fixed maturities	$142.7	$17.6	$(.1)	$—	$160.2
Other long-term investments	$333.5	$62.4	$(13.0)	$(6.8)	$376.1

Other long-term investments

White Mountains holds investments in hedge funds and private equity funds, which are included in other long-term investments. The fair value of these investments has been estimated using the net asset value of the funds. At March 31, 2011, White Mountains held investments in 17 hedge funds and 31 private equity funds.  During the three months ended March 31, 2011, White Mountains had a partial redemption in a long/short equity REIT hedge fund for $23.5 million. The largest investment in a single fund was $46.2 million at March 31, 2011. The following table summarizes investments in hedge funds and private equity interests by investment objective and sector at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Hedge funds
Long/short equity	$51.2	$—	$54.4	$—
Long/short credit & distressed	35.7	—	34.1	—
Long diversified strategies	24.6	—	24.0	—
Long/short equity activist	12.9	—	16.9	—
Long bank loan	3.3	—	5.1	—
Long/short equity REIT	1.8	—	25.2	—
Total hedge funds	129.5	—	159.7	—

Private equity funds
Distressed residential real estate	46.2	—	49.2	—
Multi-sector	26.1	9.4	26.0	10.6
Energy infrastructure & services	25.4	10.8	24.2	10.8
Manufacturing/Industrial	21.3	—	17.9	—
Private equity secondaries	10.0	4.1	10.4	4.4
Real estate	9.8	4.2	9.1	4.6
International multi-sector, Europe	9.1	5.1	10.5	5.3
International multi-sector, Asia	4.9	2.7	4.9	2.7
Insurance	4.3	41.3	3.9	41.3
Healthcare	2.4	7.0	1.5	8.0
Venture capital	2.3	1.0	2.2	1.0
Total private equity funds	161.8	85.6	159.8	88.7

Total hedge and private equity funds included in other long-term investments	$291.3	$85.6	$319.5	$88.7

Redemption of investments in certain hedge funds is subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions.  Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. The following summarizes the March 31, 2011 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Notice Period
Millions Redemption frequency	30-59 days notice	60-89 days notice	90-119 days notice	120+ days notice	Total
Monthly	$—	$—	$—	$5.9	$5.9
Quarterly	27.2	33.7	20.0	—	80.9
Semi-annual	—	5.3	1.8	—	7.1
Annual	24.6	—	7.7	3.3	35.6
Total	$51.8	$39.0	$29.5	$9.2	$129.5

Certain of the hedge fund investments in which White Mountains is invested are no longer active and are in process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund’s underlying investments are liquidated.  At March 31, 2011, distributions of $7.9 million were outstanding from these investments. The actual amount of the final distribution remittances remain subject to market fluctuations. The date at which such remittances will be received is not determinable at March 31, 2011.

White Mountains has also submitted redemption requests for certain of its investments in active hedge funds.  At March 31, 2011, redemptions of $2.2 million are outstanding.  The date at which such remittances will be received is not determinable at March 31, 2011.  Redemptions are recorded as receivables when approved by the hedge funds and when no longer subject to market fluctuations.

Investments in private equity funds are generally subject to a “lock-up” period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investments. In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors. At March 31, 2011, investments in private equity funds were subject to lock-up periods as follows:

Millions	1-3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private Equity Funds — expected lock-up period remaining	$65.4	$—	$75.1	$21.3	$161.8

Fair value measurements at March 31, 2011

White Mountains’ invested assets measured at fair value include fixed maturity securities, common and preferred equity securities, convertible fixed maturity securities and other long-term investments which primarily consist of hedge funds and private equity funds. Fair value measurements reflect management’s best estimate of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements fall into a hierarchy with three levels based on the nature of the inputs. Fair value measurements based on quoted prices in active markets for identical assets are at the top of the hierarchy (“Level 1”), followed by fair value measurements based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar, but not identical instruments (“Level 2”). Measurements based on unobservable inputs, including a reporting entity’s estimates of the assumptions that market participants would use are at the bottom of the hierarchy (“Level 3”).

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

White Mountains employs a number of procedures to assess the reasonableness of the fair value measurements for its other long-term investments, including obtaining and reviewing each fund’s audited financial statements and discussing each fund’s pricing with the fund’s manager. However, since the fund managers do not provide sufficient information to evaluate the pricing inputs and methods for each underlying investment, the inputs are considered to be unobservable. Accordingly, the fair values of White Mountains’ investments in hedge funds and private equity funds have been classified as Level 3 measurements. The fair value of White Mountains’ investments in hedge funds and private equity funds has been determined using net asset value.

In addition to the investments described above, White Mountains has $86.7 million and $77.8 million of investment-related liabilities recorded at fair value and included in other liabilities as of March 31, 2011 and December 31, 2010.  These liabilities relate to securities that have been sold short by limited partnerships in which White Mountains has investments and is required to consolidate under GAAP.  All of the liabilities included have been deemed to have a Level 1 designation.

Fair Value Measurements by Level

The following tables summarize White Mountains’ fair value measurements for investments at March 31, 2011 and December 31, 2010, by level.  The fair value measurements for derivative assets associated with White Mountains’ variable annuity business are presented in Note 8.

	March 31, 2011
Millions	Fair value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturities:
US Government and agency obligations	$390.6	$380.8	$9.8	$—

Debt securities issued by corporations:
Consumer	846.9	—	846.3	.6
Industrial	544.5	—	544.5	—
Financials	289.3	6.2	282.8	.3
Communications	250.2	—	250.2	—
Basic materials	161.3	—	161.3	—
Utilities	147.6	—	147.6	—
Energy	95.4	—	95.4	—
Technology	24.0	—	24.0	—
Other	2.4	—	2.4	—
Total debt securities issued by corporations:	2,361.6	6.2	2,354.5	.9

Municipal obligations	4.3	—	4.3	—
Mortgage-backed and asset-backed securities	2,621.5	—	2,610.8	10.7
Foreign government, agency and provincial obligations	947.3	83.6	863.7	—
Preferred stocks	91.7	—	18.4	73.3
Total fixed maturities	6,417.0	470.6	5,861.5	84.9

Short-term investments	998.2	894.1	104.1	—

Common equity securities:
Financials	242.0	171.8	.5	69.7
Consumer	152.4	150.6	1.1	.7
Basic materials	114.0	112.8	1.2	—
Energy	78.6	78.6	—	—
Utilities	47.8	44.3	—	3.5
Technology	34.8	32.8	2.0	—
Other	87.0	31.3	55.3	.4
Total common equity securities	756.6	622.2	60.1	74.3

Convertible fixed maturity investments	156.0	—	155.9	.1
Other long-term investments(1)	305.9	—	—	305.9
Total investments	$8,633.7	$1,986.9	$6,181.6	$465.2

(1)          Excludes carrying value of $37.5 associated with other long-term investment limited partnerships accounted for using the equity method.

	December 31, 2010
Millions	Fair value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

Fixed maturities:
US Government and agency obligations	$409.1	$399.2	$9.9	$—

Debt securities issued by corporations:
Consumer	833.4	—	832.8	.6
Industrial	558.6	—	558.6	—
Financials	300.1	6.3	293.8	—
Communications	248.2	—	248.2	—
Basic materials	152.6	—	152.6	—
Utilities	129.5	—	129.5	—
Energy	111.8	—	111.8	—
Technology	23.8	—	23.8	—
Total debt securities issued by corporations:	2,358.0	6.3	2,351.1	.6

Municipal obligations	4.3	—	4.3
Mortgage-backed and asset-backed securities	2,472.3	—	2,406.5	65.8
Foreign government, agency and provincial obligations	1,046.5	82.6	963.9	—
Preferred stocks	89.7	—	18.3	71.4
Total fixed maturities	6,379.9	488.1	5,754.0	137.8

Short-term investments	1,106.3	1,009.7	96.6	—

Common equity securities:
Financials	228.7	159.7	1.2	67.8
Consumer	133.3	132.5	.8	—
Basic materials	111.1	109.4	1.7	—
Energy	66.9	66.9	—	—
Utilities	52.0	49.0	—	3.0
Technology	32.9	31.5	1.4	—
Other	85.1	31.9	52.8	.4
Total common equity securities	710.0	580.9	57.9	71.2

Convertible fixed maturity investments	160.2	—	160.2	—
Other long-term investments(1)	334.2	—	—	334.2
Total investments	$8,690.6	$2,078.7	$6,068.7	$543.2

(1)          Excludes carrying value of $41.9 associated with other long-term investment limited partnerships accounted for using the equity method.

Debt securities issued by corporations

The following table summarizes the ratings of the corporate debt securities held in White Mountains’ investment portfolio as of March 31, 2011 and December 31, 2010:

Millions	March 31, 2011	December 31, 2010
AA	$214.8	$247.5
A	970.3	920.0
BBB	1,157.5	1,163.2
BB	18.7	26.6
Other	.3	.7
Debt securities issued by corporations	$2,361.6	$2,358.0

Mortgage-backed, Asset-backed Securities

White Mountains purchases commercial and residential mortgage-backed securities to maximize its fixed income portfolio’s risk adjusted returns in the context of a diversified portfolio. White Mountains’ non-agency commercial mortgage-backed portfolio (“CMBS”) is generally short tenor, fixed rate and structurally senior, with more than 25 points of subordination on average for fixed rate CMBS and more than 55 points of subordination on average for floating rate CMBS as of March 31, 2011.  In general, subordination represents the percentage principal loss on the underlying collateral that would be absorbed by other securities lower in the capital structure before the more senior security incurs any loss. White Mountains believes these levels of protection will mitigate the risk of loss tied to the refinancing challenges facing the commercial real estate market.  As of March 31, 2011, on average approximately 5% of the underlying loans were reported as non-performing for all non-agency CMBS held by White Mountains. White Mountains is not an originator of residential mortgage loans and held a negligible amount of residential mortgage-backed securities (“RMBS”) categorized as sub-prime as of March 31, 2011. In addition, White Mountains’ investments in hedge funds and private equities contain negligible amounts of sub-prime mortgage-backed securities at March 31, 2011. White Mountains considers sub-prime mortgage-backed securities as those that have underlying loan pools that exhibit weak credit characteristics, or those that are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., White Mountains considers investments backed primarily by second-liens to be a sub-prime risk regardless of credit scores or other metrics).

White Mountains categorizes mortgage-backed securities as “non-prime” (also called “Alt A” or “A-”) if they are backed by collateral that has overall credit quality between prime and sub-prime based on White Mountains’ review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. White Mountains’ non-agency residential mortgage-backed portfolio is generally of moderate average life and structurally senior. White Mountains does not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

	March 31, 2011			December 31, 2010
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
GNMA	$1,275.0	$1,275.0	$—	$1,356.5	$1,306.8	$49.7
FNMA	296.1	295.4	.7	317.3	317.3	—
FHLMC	42.1	42.1	—	53.2	53.2	—
Total Agency(1)	1,613.2	1,612.5	.7	1,727.0	1,677.3	49.7
Non-agency:
Residential	96.4	86.4	10.0	90.6	74.5	16.1
Commercial	94.7	94.7	—	102.2	102.2	—
Total Non-agency	191.1	181.1	10.0	192.8	176.7	16.1

Total mortgage-backed securities	1,804.3	1,793.6	10.7	1,919.8	1,854.0	65.8

Other asset-backed securities:
Credit card receivables	464.3	464.3	—	297.0	297.0	—
Vehicle loan/lease receivables	346.6	346.6	—	255.4	255.4	—
Other	6.3	6.3	—	.1	.1	—
Total other asset-backed securities	817.2	817.2	—	552.5	552.5	—
Total mortgage and asset-backed securities	$2,621.5	$2,610.8	$10.7	$2,472.3	$2,406.5	$65.8

(1)          Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities

The security issuance years of White Mountains’ investments in non-agency RMBS and non-agency CMBS securities as of March 31, 2011 are as follows:

		Security Issuance Year
Millions	Fair Value	2003	2004	2005	2006	2007	2010	2011
Non-agency RMBS	$96.4	$4.1	$.2	$4.4	$50.3	$30.9	$6.5	$—
Non-agency CMBS	94.7	4.8	—	24.8	—	45.3	—	19.8
Total	$191.1	$8.9	$.2	$29.2	$50.3	$76.2	$6.5	$19.8

Non-agency Residential Mortgage-backed Securities

The classification of the underlying collateral quality and the tranche levels of White Mountains non-agency RMBS securities are as follows as of March 31, 2011:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate(3)
Prime	$77.9	$30.1	$47.8	$—
Non-prime	18.5	17.5	1.0	—
Sub-prime	—	—	—	—
Total	$96.4	$47.6	$48.8	$—

(1)          At issuance, Super Senior were rated AAA by Standard & Poor’s or Aaa by Moody’s and were senior to other AAA or Aaa bonds.

(2)          At issuance, Senior were rated AAA by Standard & Poor’s and were senior to non-AAA bonds.

(3)          At issuance, Subordinate were not rated AAA by Standard & Poor’s and were junior to AAA bonds.

Non-agency Commercial Mortgage-backed Securities

The amount of fixed and floating rate securities and their tranche levels of White Mountains’ non-agency CMBS securities are as follows as of March 31, 2011:

Millions	Fair Value	Super Senior (1)	Senior(2)	Subordinate(3)
Fixed rate CMBS	$58.1	$33.5	$24.6	$—
Floating rate CMBS	36.6	36.6	—	—
Total	$94.7	$70.1	$24.6	$—

(1)          At issuance, Super Senior were rated AAA by Standard & Poor’s and were senior to other AAA bonds.

(2)          At issuance, Senior were rated AAA by Standard & Poor’s and were senior to non-AAA bonds.

(3)          At issuance, Subordinate were not rated AAA by Standard & Poor’s and were junior to AAA bonds.

Rollforward of Fair Value Measurements by Level

White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturities, common equities, convertible fixed maturities and other long-term investments at March 31, 2011 are comprised of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.

The following table summarizes the changes in White Mountains’ fair value measurements by level for the three months ended March 31, 2011:

			Level 3 Investments
Millions	Level 1 Investments	Level 2 Investments	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other long- term investments		Total
Balance at January 1, 2011	$2,078.7	$6,068.7	$137.8	$71.2	$—	$334.2	(1)	$8,690.6 (1)
Total realized and unrealized gains (losses)	29.2	(20.8)	1.9	(1.8)	—	10.4		18.9
Foreign currency gains (losses) through OCI and other revenue	7.9	84.0		1.0	—	6.4		99.3
Amortization/accretion	1.0	(15.8)	—	—	—	—		(14.8)
Purchases	2,430.8	1,683.9	.4	3.9	.1	4.8		4,123.9
Sales	(2,560.7)	(1,673.6)	—	—	—	(49.9)		(4,284.2)
Transfers in	—	56.2	1.0	—	—	—		57.2
Transfers out	—	(1.0)	(56.2)	—	—	—		(57.2)
Balance at March 31, 2011	$1,986.9	$6,181.6	$84.9	$74.3	$.1	$305.9	(1)	$8,633.7 (1)

(1)          Excludes carrying value of $37.5 and $41.9 at March 31, 2011 and January 1, 2011 associated with other long-term investment limited partnerships accounted for using the equity method.

Fair Value Measurements — transfers between levels - Three-month period ended March 31, 2011

During the first three months of 2011, two securities which had been classified as Level 3 measurements at January 1, 2011 were recategorized as Level 2 measurements because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available at March 31, 2011. These measurements comprise “Transfers out” of Level 3 and “Transfers in” to Level 2 of $56.2 million in fixed maturities for the period ended March 31, 2011.  One security that was classified as a Level 2 investment at January 1, 2011 was priced with unobservable inputs during the current period and represents the “Transfers in” of $1.0 million in Level 3 investments.  The fair value of this security was estimated using industry standard pricing models, in which management selected inputs using its best judgment.  The pricing models used by White Mountains use the same valuation methodology for all Level 3 measurements for fixed maturities. The security is considered to be Level 3 because the measurements are not directly observable. At March 31, 2011, the estimated fair value for this security determined using the industry standard pricing models was $0.6 million more than the estimated fair value based upon quoted prices provided by a third party.

Note 6.  Debt

White Mountains’ debt outstanding as of March 31, 2011 and December 31, 2010 consisted of the following:

Millions	March 31, 2011	December 31, 2010
OBH Senior Notes, at face value	$419.9	$419.9
Unamortized original issue discount	(.3)	(.3)
OBH Senior Notes, carrying value	419.6	419.6

WMRe Senior Notes, at face value	400.0	400.0
Unamortized original issue discount	(.8)	(.8)
WMRe Senior Notes, carrying value	399.2	399.2

WTM Bank Facility	—	—
Total debt	$818.8	$818.8

OBH Senior Notes

In April 2011, OneBeacon U.S. Holdings, Inc. (“OBH”) completed a cash tender offer for $150.0 million in aggregate principal amount of OBH Senior Notes.  See Note 14.

On June 1, 2010, through a tender offer, OBH purchased and retired $156.4 million aggregate principal amount of the OBH Senior Notes for an aggregate purchase price of $165.4 million, which resulted in a $9.6 million loss.

During 2010, in addition to the cash tender offer, OBH repurchased and retired $29.7 million of outstanding OBH Senior Notes for $30.8 million, which resulted in a $1.2 million loss and OBIC purchased $1.1 million of outstanding OBH Senior Notes for $1.1 million.

At March 31, 2011, White Mountains and OneBeacon were in compliance with all of the covenants under the OBH Senior Notes.

Bank Facilities

White Mountains has a revolving credit facility with a syndicate of lenders administered by Bank of America, N.A. with a total commitment of $475.0 million (the “WTM Bank Facility”).  As of March 31, 2011, the WTM Bank Facility was undrawn.

At March 31, 2011, White Mountains was in compliance with all of the covenants under the WTM Bank Facility.

Sierra Note

In connection with its acquisition of the Sierra Insurance Group Companies (“Sierra Group”) on March 31, 2004, WMRe America entered into a $62.0 million purchase note (the “Sierra Note”), $58.0 million of which could be adjusted over its six-year term to reflect favorable or adverse loss reserve development on the acquired reserve portfolio and run-off of remaining policies in force. As part of the Berkshire Exchange transaction in 2008, Berkshire indemnified White Mountains for substantially all amounts due under the Sierra Note at its maturity.  The Sierra Note matured on March 31, 2010. The final amount due under the note is currently in dispute with respect to the amount of loss reserve development. During 2010, the undisputed amounts owed under the Sierra Note were repaid to Sierra.

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

White Mountains’ income tax benefit for the three months ended March 31, 2011 and 2010 represented effective tax rates of 27.7% and 0.1% which differed from the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States.

In arriving at the effective tax rate for the three months ended March 31, 2011 and 2010, White Mountains forecasted the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2011 and 2010 and included these gains (losses) in the effective tax rate calculation pursuant to ASC 740-270.

White Mountains records a valuation allowance against deferred tax assets if it becomes more likely than not that all or a portion of a deferred tax asset will not be realized.  In determining whether or not a valuation allowance, or change therein, is warranted, White Mountains considers factors such as prior earnings history, expected future earnings, carry-back and carry-forward periods and strategies that if executed would result in the realization of a deferred tax asset.  As of March 31, 2011, the net U.S. deferred tax assets were $317.7 million.  During the next twelve months, it is possible that certain planning strategies will no longer be sufficient to utilize the entire deferred tax asset, which could result in material changes to White Mountains’ valuation allowance on deferred tax assets and tax expense.  Utilization of the deferred tax asset is dependent on future profitability and generation of net capital gains.

White Mountains classifies all interest and penalties on unrecognized tax benefits as part of income tax expense.  With few exceptions, White Mountains is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2005.

The IRS is conducting an examination of income tax returns for 2005 and 2006 for certain U.S. subsidiaries of OneBeacon and Esurance.  On January 5, 2011, White Mountains received a revised Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2005 and 2006. The estimated total assessment, including interest and utilization of alternative minimum and foreign tax credit carryovers, is $18.7 million. White Mountains disagrees with the proposed adjustments and intends to defend its position. The timing of the resolution of these issues is uncertain; however, it is reasonably possible that the resolution could occur within the next 12 months.  An estimate of the range of potential outcomes cannot be made at this time. When ultimately settled, White Mountains does not expect the resolution of this examination to result in a material change to its financial position.

The IRS is conducting an examination of income tax returns for 2006 and 2007 for certain U.S. subsidiaries of White Mountains Re.  The IRS is also examining the U.S. income tax return for 2007 filed by WM Belvaux S.à r.l., a Luxembourg subsidiary.  Due to the uncertainty of the outcome of these on-going IRS examinations, White Mountains cannot estimate the range of reasonably possible changes to its unrecognized tax benefits at this time.  However, White Mountains does not expect to receive any adjustments that would result in a material change to its financial position.

Note 8. Variable Annuity Reinsurance

White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. At March 31, 2011 and December 31, 2010, the total guarantee value was approximately ¥236.2 billion (approximately $2.9 billion at exchange rates on that date) and ¥237.4 billion (approximately $2.9 billion at exchange rates on that date). The collective account values of the underlying variable annuities were approximately 84% and 82% of the guarantee value at March 31, 2011 and December 31, 2010. The following table summarizes the pre-tax operating results of WM Life Re for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
Millions	2011	2010
Fees, included in other revenues	$7.9	$7.3
Change in fair value of variable annuity liability, included in other revenues	52.3	35.0
Change in fair value of derivatives, included in other revenues	(65.5)	(42.3)
Foreign exchange, included in other revenues	(4.6)	(2.1)
Other investment income and gains (losses)	(.4)	(.4)
Total revenues	(10.3)	(2.5)
Change in fair value of variable annuity death benefit liabilities, included in other expenses	3.0	2.0
Death benefit claims paid, included in other expenses	(1.0)	(.4)
General and administrative expenses	(.7)	(2.1)
Pre-tax loss	$(9.0)	$(3.0)

All of White Mountains’ variable annuity reinsurance liabilities were classified as Level 3 measurements at March 31, 2011. The following table summarizes the changes in White Mountains’ variable annuity reinsurance liabilities and derivative instruments for the three month periods ended March 31, 2011:

	Variable Annuity (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total (4)
Balance at January 1, 2011	$(610.2)	$275.3	$72.2	$—	$347.5
Purchases	—	5.0	—	—	5.0
Realized and unrealized gains (losses)	55.3	(25.2)	(20.7)	(19.6)	(65.5)
Transfers in (out)	—	—	—	—	—
Sales/settlements	—	(29.1)	3.3	26.9	1.1
Balance at March 31, 2011	$(554.9)	$226.0	$54.8	$7.3	$288.1

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

(4)          In addition to derivative instruments, WM Life Re held cash, short-term and fixed maturity investments of $301.3 at March 31, 2011 posted as collateral to its reinsurance counterparties.

The following summarizes realized and unrealized derivative gains (losses) recognized in other revenues for the three months ended March 31, 2011 and 2010 and the carrying values, included in other assets, at March 31, 2011 and December 31, 2010, by type of instrument:

	Three Months Ended		Carrying Value
	March 31,		March 31,	December 31,
Millions	2011	2010	2011	2010
Fixed income/Interest rate	$(6.2)	$4.2	$51.6	$43.9
Foreign exchange	(47.4)	(6.0)	153.7	225.3
Equity	(11.9)	(40.5)	82.8	78.3
Total	$(65.5)	$(42.3)	$288.1	$347.5

WM Life Re enters into both over-the-counter (“OTC”) and exchange traded derivative instruments to economically hedge the liability from the variable annuity benefit guarantee.  In the case of OTC derivatives, WM Life Re has exposure to credit risk for amounts that are uncollateralized by counterparties. WM Life Re’s internal risk management guidelines establish net counterparty exposure thresholds that take into account OTC counterparties’ credit ratings. WM Life Re has entered into master netting agreements with certain of its counterparties whereby the collateral provided (held) is calculated on a net basis.  The following summarizes collateral provided to WM Life Re from counterparties:

Millions	March 31, 2011	December 31, 2010
Short term investments	$48.2	$52.4
Fixed maturity securities	28.7	48.6
Total	$76.9	$101.0

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

Millions	March 31, 2011	December 31, 2010
OTC derivative instruments(1)	$283.9	$351.5
Collateral held	(76.9)	(101.0)
Collateral provided	25.8	25.3
Net exposure on fair value of OTC instruments	$232.8	$275.8

(1)          Value of OTC derivative instruments as of March 31, 2011 and December 31, 2010 excludes adjustments for counterparty credit risk of $(3.1) and $(4.0) included in fair value under GAAP.

The following table summarizes uncollateralized amounts due under WM Life Re’s OTC derivative contracts:

Millions	Uncollateralized balance as of March 31, 2011	S&P Rating(1)
Royal Bank of Scotland	$71.5	A
Bank of America	50.0	A
Citigroup (3)	46.7	A
Barclays	26.2	A+
Goldman Sachs(3)	12.4	A
Other	26.0	(2)
Total	$232.8

(1)          Standard & Poor’s (“S&P”) ratings as detailed above are: “A+” (which is the fifth highest of twenty-one creditworthiness ratings) and “A” (which is the sixth highest of twenty-one creditworthiness ratings).

(2)          The S&P ratings of the counterparties included in “Other” were “AA” (Very Strong, which is the third highest of twenty-one creditworthiness ratings) (23%), “A+” (33%) and “BBB+” (Adequate, which is the eighth highest of twenty-one creditworthiness ratings) (44%).

(3)          Collateral provided (held) calculated under master netting agreement.

The OTC derivative contracts are subject to restrictions on liquidation of the instruments and distribution of proceeds under collateral agreements.  In addition, WM Life Re held cash, short-term and fixed maturity investments posted as collateral to its reinsurance counterparties.  The additional collateral comprises the following:

Millions	March 31, 2011	December 31, 2010
Cash	$297.6	$291.1
Short-term investments	—	31.6
Fixed maturity investments	3.7	3.3
Total	$301.3	$326.0

Note 9. Loss Per Share

Basic loss per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities.  Diluted loss per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.  The following table outlines the Company’s computation of loss per share for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Basic and diluted loss per share numerators (in millions):
Net loss attributable to White Mountains’ common shareholders	$(28.2)	$(39.6)
Dividends declared and paid	(8.0)	(8.8)
Undistributed loss	$(36.2)	$(48.4)
Basic and diluted loss per share denominators (in thousands):
Average common shares outstanding during the period	7,975	8,742
Average unvested restricted shares (1)	57	92
Basic and diluted loss per share denominator(2)	8,032	8,834
Basic loss per share (in dollars):
Net loss attributable to White Mountains’ common shareholders	$(3.51)	$(4.48)
Dividends declared and paid	(1.00)	(1.00)
Undistributed loss per share	$(4.51)	$(5.48)
Diluted loss per share (in dollars)
Net loss attributable to White Mountains’ common shareholders	$(3.51)	$(4.48)
Dividends declared and paid	(1.00)	(1.00)
Undistributed loss per share	$(4.51)	$(5.48)

(1)          Restricted shares outstanding vest either in equal annual installments, upon a stated date or upon the occurrence of a specified event (see Note 12).

(2)          The diluted loss per share denominator excludes out-of-the money stock options as they are anti-dilutive to the calculation.  (see Note 12).

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

		White		Other
Millions	OneBeacon	Mountains Re	Esurance	Operations	Total
Three months ended March 31, 2011
Earned insurance and reinsurance premiums	$263.5	$222.7	$209.3	$—	$695.5
Net investment income	21.0	22.0	5.5	5.0	53.5
Net realized and unrealized investment gains (losses)	23.1	(1.9)	(2.3)	3.8	22.7
Other revenue	.8	(3.6)	17.7	(4.2)	10.7
Total revenues	308.4	239.2	230.2	4.6	782.4
Losses and loss adjustment expenses	144.6	228.0	153.9	—	526.5
Insurance and reinsurance acquisition expenses	51.0	41.7	47.5	—	140.2
Other underwriting expenses	52.4	23.8	18.4	—	94.6
General and administrative expenses	2.3	6.7	12.3	19.2	40.5
Interest expense on debt	6.3	6.5	—	.3	13.1
Total expenses	256.6	306.7	232.1	19.5	814.9
Pre-tax income (loss)	$51.8	$(67.5)	$(1.9)	$(14.9)	$(32.5)

		White		Other
Millions	OneBeacon	Mountains Re	Esurance	Operations	Total
Three months ended March 31, 2010
Earned insurance and reinsurance premiums	$453.2	$212.6	$198.9	$—	$864.7
Net investment income	28.3	22.6	6.3	3.4	60.6
Net realized and unrealized investment gains (losses)	42.4	40.1	4.6	(.1)	87.0
Other revenue	(.8)	6.4	14.4	4.5	24.5
Total revenues	523.1	281.7	224.2	7.8	1,036.8
Losses and loss adjustment expenses	333.7	218.2	151.3	—	703.2
Insurance and reinsurance acquisition expenses	97.5	41.5	42.1	—	181.1
Other underwriting expenses	74.2	21.4	20.3	—	115.9
General and administrative expenses	4.3	9.4	11.9	21.5	47.1
Interest expense on debt	9.1	6.9	—	.3	16.3
Total expenses	518.8	297.4	225.6	21.8	1,063.6
Pre-tax income (loss)	$4.3	$(15.7)	$(1.4)	$(14.0)	$(26.8)

Note 11. Investments in Unconsolidated Affiliates

White Mountains’ investments in unconsolidated affiliates represent investments in other companies in which White Mountains has a significant voting and economic interest but does not control the entity.

Millions	March 31, 2011	December 31, 2010
Symetra common shares	$356.9	$350.4
Symetra warrants	35.9	37.1
Total investment in Symetra	392.8	387.5
Pentelia Capital Management	2.1	2.2
Total investments in unconsolidated affiliates	$394.9	$389.7

Symetra

At March 31, 2011 and December 31, 2010, White Mountains owned 17.4 million common shares of Symetra and warrants to acquire an additional 9.5 million common shares.  White Mountains accounts for its investment in common shares of Symetra using the equity method and accounts for its Symetra warrants as derivatives with changes in fair value recognized as a gain or loss through other revenues.  White Mountains uses a Black Scholes valuation model to determine the fair value of the Symetra warrants.  The major assumptions used in valuing the Symetra warrants at March 31, 2011 were a risk free rate of 1.46%, volatility of 25%, an expected life of 3.33 years, a strike price of $11.49 per share and a share price of $13.60 per share. Symetra’s warrants are not publicly traded. Accordingly, the fair value measurement of the warrants is based on observable and unobservable inputs.  Due to an insufficient history of Symetra’s volatility, it is classified as a Level 3 measurement.

The following table summarizes amounts recorded by White Mountains relating to its investment in Symetra for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Common			Common
Millions	Shares	Warrants	Total	Shares		Warrants	Total
Carrying value of investment in Symetra as of January 1	$350.4	$37.1	$387.5	$269.2		$38.5	$307.7
Equity in earnings of Symetra (1)	7.3	—	7.3	(11.5	)(3)	—	(11.5)
Net unrealized gains from Symetra’s fixed maturity portfolio	—	—	—	32.8	(4)	—	32.8
Dividends received	(.8)	—	(.8)	—		—	—
Decrease in value of warrants	—	(1.2)	(1.2)	—		—	—
Carrying value of investment in Symetra as March 31 (2)	$356.9	$35.9	$392.8	$290.5		$38.5	$329.0

(1)          Equity in earnings excludes tax expense of $0.6 and $0.

(2)          Includes White Mountains’ equity in net unrealized gains from Symetra’s fixed maturity portfolio of $63.7 and $23.8 as of March 31, 2011 and 2010, which exclude tax expense of $5.2 and $0.

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

During the three months ended March 31, 2011, White Mountains received cash dividends from Symetra of $0.8 million on its common share investment that was recorded as a reduction of White Mountains’ investment in Symetra in accordance with equity accounting.  During the three months ended March 31, 2011, White Mountains also received cash dividends from Symetra of $0.5 million on its investment in Symetra warrants that was recorded in net investment income.

The aggregate value of White Mountains’ common shares of Symetra was $236.6 million based upon the quoted market price of $13.60 at March 31, 2011.

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

Share-Based Compensation Based on White Mountains Common Shares

WTM Performance Shares

Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Performance share awards vest, subject to the attainment of performance goals, at the end of a three-year period and are valued based on the market value of common shares at the time awards are paid.  The following table summarizes performance share activity for the three ended March 31, 2011 and 2010 for WTM performance shares granted under the WTM Incentive Plan and phantom WTM performance shares granted under subsidiary plans (“WTM Phantom Share Plans”):

	Three Months Ended March 31,
	2011		2010
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	168,990	$30.3	178,984	$12.5
Shares expired (1)	(52,899)	—	(51,978)	—
New grants	38,496	—	49,989	—
Cancellations and change in assumed forfeitures	360	(.1)	(7,969)	(.3)
Expense recognized	—	6.6	—	5.7
Ending March 31,	154,947	$36.8	169,026	$17.9

(1)          There were no payments made in 2011 and 2010 for the 2008-2010 and 2007-2009 performance cycles; those performance shares did not meet the threshold performance goals and expired.

If 100% of the outstanding WTM performance shares had vested on March 31, 2011, the total additional compensation cost to be recognized would have been $31.2 million, based on current accrual factors (common share price and payout assumptions).

Performance shares granted under the WTM Incentive Plan

The following table summarizes performance shares outstanding and accrued expense for performance shares awarded under the Incentive Plan at March 31, 2011 for each performance cycle:

	Target WTM
	Performance
	Shares	Accrued
Millions, except share amounts	Outstanding	Expense
Performance cycle:
2009 — 2011	61,420	$25.8
2010 — 2012	43,890	6.1
2011 — 2013	38,496	1.2
Sub-total	143,806	33.1
Assumed forfeitures	(3,595)	(.8)
Total at March 31, 2011	140,211	$32.3

Phantom Performance Shares granted under Phantom Performance Share Plans

The following table summarizes phantom WTM performance shares outstanding and accrued expense for grants made under the Phantom Performance Share Plans at March 31, 2011 for each performance cycle:

	Target WTM
	Phantom
	Performance
	Shares	Accrued
Millions, except share amounts	Outstanding	Expense
Performance cycle:
2009 — 2011	9,015	$3.7
2010 — 2012	6,099.9
2011 — 2013(1)	—	—
Sub-total	15,114	4.6
Assumed forfeitures	(378)	(.1)
Total at March 31, 2011	14,736	$4.5

(1)          All performance shares for the 2011-2013 performance cycle were granted from the WTM Incentive Plan.

Restricted Shares

At March 31, 2011 and 2010, the Company had 73,250 and 99,470 unvested restricted shares outstanding. The following outlines the unrecognized compensation cost associated with the outstanding restricted share awards for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011		2010
Millions, except share amounts	Restricted Shares	Unamortized Grant Date Fair Value	Restricted Shares	Unamortized Grant Date Fair Value
Non-vested:
Beginning of period	46,250	$14.1	92,620	$23.8
Granted	27,000	9.8	19,750	6.7
Vested	—	—	(12,650)	—
Forfeited	—	—	(250)	(.1)
Expense recognized	—	(2.2)	—	(2.7)
Non-vested at March 31	73,250	$21.7	99,470	$27.7

During the first quarter of 2011, White Mountains issued 27,000 restricted shares that vest on January 1, 2014.  During the first quarter of 2010, White Mountains issued 19,750 restricted shares that vest on December 31, 2012.  As of March 31, 2011, $21.7 million is expected to be recognized ratably over the remaining vesting periods.  Upon vesting, all restrictions initially placed upon the restricted shares lapse.

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

Prior to the modification, $18.2 million of the original grant fair value had been amortized into income. In connection with the modification, White Mountains recognized $8.7 million of the remaining $9.0 million of unamortized option expense related to the original grant.  In addition, the $0.9 million excess in the fair value of the amended grant over the original grant at the modification date is required to be amortized through January 2011.  As a result, at the modification date, a total of $1.2 million of compensation expense related to the Non-Qualified Options remained to be amortized through January 2011. For the three months ended March 31, 2011 and 2010, White Mountains recognized a total of $0.1 million and $1.4 million of expense related to amortizing the Non-Qualified Options.

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

OneBeacon Performance Shares

OneBeacon performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. OneBeacon performance share awards vest, subject to the attainment of performance goals, at the end of a three-year period and are valued based on the market value of OneBeacon Ltd. common shares at the time awards are paid. The following table summarizes performance share activity for the three months ended March 31, 2011 and 2010 for OneBeacon performance shares granted under the OneBeacon Incentive Plan:

	Three Months Ended March 31,
	2011		2010
	Target		Target
	Performance		Performance
	Shares	Accrued	Shares	Accrued
Millions, except share amounts	Outstanding	Expense	Outstanding	Expense
Beginning of period	1,464,295	$18.5	2,224,215	$15.1
Payments and deferrals (1)(2)	(936,150)	(10.5)	(682,344)	(2.3)
New awards	194,900	—	272,411	—
Forfeitures and cancellations	(4,873)	—	(1,945)	—
Expense recognized	—	.4	—	3.4
Ending March 31,	718,172	$8.4	1,812,337	$16.2

(1)          OneBeacon performance share payments in 2011 for the 2008-2010 performance cycle were at 68.5% of target. OneBeacon performance shares payments in 2010 for the 2007-2009 performance cycle were at 14.2% of target. Amounts include deposits into OneBeacon’s deferred compensation plan.

(2)          OneBeacon performance share payments also include accelerated payments resulting from the OneBeacon Personal Lines and Commercial Lines Transactions. The accelerated OneBeacon performance shares payments for the 2009-2011 and 2010-2012 performance cycles were on a pro rata basis and at a performance factor of 100%.

If 100% of the outstanding OneBeacon performance shares had been vested on March 31, 2011, the total additional compensation cost to be recognized would have been $7.1 million, based on current accrual factors (common share price and payout assumptions).

The following table summarizes OneBeacon performance shares outstanding awarded under the OneBeacon Incentive Plan at March 31, 2011 for each performance cycle:

	Target OneBeacon
	Performance
	Shares	Accrued
Millions, except share amounts	Outstanding	Expense
Performance cycle:
2011 — 2013	274,006	$6.5
2010 — 2012	267,681	1.9
2009 — 2011	194,900.2
Sub-total	736,587	8.6
Assumed forfeitures	(18,415)	(.2)
Total at March 31, 2011	718,172	$8.4

Non-Qualified Options

In November 2006, in connection with its initial public offering, OneBeacon Ltd. issued to its key employees 1,420,000 Non-Qualified Options to acquire OneBeacon Ltd. common shares at an above-market fixed exercise price. The following table summarizes option activity for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011		2010
Millions, except share amounts	Target Options Outstanding	Accrued Expense	Target Options Outstanding	Accrued Expense
Beginning of period	768,652	$4.5	1,015,610	$3.6
New awards	—	—	—	—
Forfeitures and cancellations	—	—	—	—
Vested and expired (1)	—	—	(98,783)	—
Exercised	—	—	—	—
Expense recognized	—	.1	—	.4
Ending March 31,	768,652	$4.6	916,827	$4.0

(1)  During the three months ended March 31, 2010, as a result of the Commercial Lines Transaction, 98,783 options vested that were unexercised and expired.

The options vest in equal installments on each of the third, fourth and fifth anniversaries of their issuance and expire five and a half years from the date of issuance. The fair value of each option award at grant was estimated using a Black-Scholes option pricing model using an expected volatility assumption of 30%, a risk-free interest rate assumption of 4.6%, a forfeiture assumption of 5%, an expected dividend rate assumption of 3.4% and an expected term assumption of 5.5 years. The options originally had a per share exercise price of $30.00. On May 27, 2008, the OneBeacon Compensation Committee of the Board of Directors (the “OB Compensation Committee”) amended the exercise price to $27.97 as a result of the $2.03 per share special dividend paid in the first quarter of 2008.  On November 16, 2010, the OB Compensation Committee adjusted the exercise price to $25.47 as a result of the $2.50 per share special dividend paid in the third quarter of 2010. The compensation expense associated with the options and the incremental fair value of the award modification is being recognized ratably over the remaining period.

Restricted Stock Units

The Non-Qualified Options granted by OneBeacon Ltd., in connection with its initial public offering, did not include a mechanism in the options to reflect the contribution to total return from the regular quarterly dividend. As a result, during the first quarter of 2008, OneBeacon granted 116,270 RSUs to actively employed option holders. The RSUs vest one-third on each of November 9, 2009, 2010 and 2011 subject to, for each vesting tranche of units, the attainment of 4% growth in OneBeacon’s book value per share from January 1, 2008 through the end of the calendar year immediately following the applicable vesting date. Upon vesting, the RSUs are mandatorily deferred into one of OneBeacon’s non-qualified deferred compensation plans and will be paid out in 2012 in cash or shares at the discretion of the OB Compensation Committee. The performance goal for the first and second tranches was attained.  The performance goal for the third tranche will be assessed at December 31, 2011.  The expense associated with the RSUs is being recognized over the vesting period.  OneBeacon recognized $(0.1) million and $0.2 million of (income) expense for the three months ended March 31, 2011 and 2010.  As of March 31, 2011, there were 23,624 RSUs outstanding.

Note 13. Fair Value of Financial Instruments

White Mountains carries its financial instruments on its balance sheet at fair value with the exception of its fixed-rate, long-term indebtedness and the WMRe Preference Shares, which are recorded as noncontrolling interest. The following table summarizes the fair value and carrying value of financial instruments as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
OBH Senior Notes	$439.2	$419.6	$435.1	$419.6
WMRe Senior Notes	405.8	399.2	390.9	399.2
WMRe Preference Shares	240.0	250.0	212.5	250.0

Note 14. Subsequent Event

On April 21, 2011, OBH accepted and retired $150.0 million aggregate principal amount of OBH Senior Notes for $161.2 million, which resulted in an $11.7 million pre-tax loss that will be recognized in the second quarter of 2011 (see Note 6).

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

The following discussion also includes five non-GAAP financial measures - adjusted comprehensive income (loss), adjusted book value per share, total adjusted capital, Esurance’s adjusted expense ratio and Esurance’s adjusted combined ratio - that have been reconciled to their most comparable GAAP financial measures (see page 47). White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Overview

White Mountains ended the first quarter of 2011 with an adjusted book value per share of $447, an increase of 1.6% for the three months ended March 31, 2011, including dividends. White Mountains reported adjusted comprehensive income of $34 million for the first quarter of 2011 compared to adjusted comprehensive loss of $51 million for the first quarter of 2010.  The increase in adjusted book value per share during the first quarter of 2011 was primarily driven by solid investment returns, foreign currency gains from the weakening U.S. dollar and share repurchases, partially offset by $96 million of after-tax catastrophe losses, principally from the Japanese earthquake and tsunami and the February 2011 New Zealand earthquake.

White Mountains’ GAAP pre-tax total return on invested assets was 2.0% for the first quarter of 2011, which included 0.8% of foreign currency gains, compared to 1.4% for the first quarter of last year, which included 0.3% of foreign currency losses. Adjusted book value per share increased $5 in the first quarter of 2011 from foreign currency translation gains, due primarily to the weakening U.S. dollar, compared to a decrease of $2 from foreign currency translation losses in the first quarter of 2010.

During the first quarter of 2011, White Mountains repurchased and retired 246,284 of its common shares for $86 million under its share repurchase program at an average share price of $349, which was approximately 78% of White Mountains’ March 31, 2011 adjusted book value per share. Share repurchases increased adjusted book value per share by $3 in the first quarter of 2011 and $1 in the first quarter of 2010.

OneBeacon ended the first quarter of 2011 with a book value per share of $13.26, an increase of 3.5%, including dividends, from December 31, 2010. OneBeacon’s GAAP combined ratio was 94% for the first quarter of 2011 compared to 112% for the first quarter of 2010.  The decrease in the combined ratio was due to better current accident year results, primarily from businesses that OneBeacon exited last year and from lower catastrophe losses, which were 3 points in the first quarter of 2011 compared to 10 points in the first quarter of last year.  White Mountains Re reported GAAP combined ratios of 132% for both the first quarter of 2011 and 2010, as both periods were significantly impacted by catastrophe losses. Catastrophe losses added 56 points to White Mountains Re’s combined ratio for first quarter of 2011 and 57 points for the first quarter of 2010. Catastrophe losses in the first quarter of 2011 were principally from the Japanese earthquake and tsunami and the February 2011 New Zealand earthquake, while catastrophe losses in the first quarter of 2010 were principally from the Chilean earthquake and European windstorm Xynthia. Esurance reported an adjusted combined ratio of 102% for the first quarter of 2011 compared to 106% for the first quarter of 2010. The decrease in the adjusted combined ratio for the first quarter was primarily due to rate increases put into effect in 2010 across a number of states, including substantial increases in Florida.

Total net written premiums decreased 9% to $861 million in the first quarter of 2011 compared to $945 million in the first quarter of 2010. OneBeacon’s net written premiums decreased 25% to $278 million in the first quarter of 2011, reflecting the Personal Lines Transaction.  OneBeacon’s specialty lines premiums decreased 1% for the first quarter of 2011 compared to the first quarter of 2010. Excluding the $88 million of net written premiums in the first quarter of 2010 related to the exited business at OneBeacon, White Mountains’ net written premiums increased by $4 million in the first quarter of 2011. White Mountains Re’s net written premiums were $337 million in the first quarter of 2011, a decrease of 1% from the first quarter of 2010, primarily from property lines. Esurance’s net written premiums were $246 million in the first quarter, an increase of 6% from the first quarter of 2010, primarily due to higher new business sales.

Adjusted Book Value Per Share

The following table presents White Mountains’ adjusted book value per share and reconciles this non-GAAP measure to the most comparable GAAP measure. (See NON-GAAP FINANCIAL MEASURES on page 47).

	March 31, 2011	Dec. 31, 2010	March 31, 2010
Book value per common share numerators (in millions):
White Mountains’ common shareholders’ equity	$3,595.2	$3,653.0	$3,598.3
Benefits to be received from share obligations under employee stock option plans	—	—	—
Book value per common share numerator	3,595.2	3,653.0	3,598.3
Equity in net unrealized (gains) from Symetra’s fixed maturity portfolio	(58.5)	(58.5)	(23.8)
Adjusted book value per common share numerator (1)	$3,536.7	$3,594.5	$3,574.5
Book value per common share denominators (in thousands of shares):
Common shares outstanding	7,975.5	8,194.9	8,775.6
Share obligations under employee stock option plans	—	—	—
Book value per common share denominator	7,975.5	8,194.9	8,775.6
Unearned restricted common shares	(58.2)	(36.5)	(69.6)
Adjusted book value per common share denominator (1)	7,917.3	8,158.4	8,706.0
Book value per common share	$450.78	$445.76	$410.04
Adjusted book value per common share	$446.70	$440.59	$410.59

(1) Excludes out-of-the money stock options

Review of Consolidated Results

White Mountains’ consolidated financial results for the three months ended March 31, 2011 and 2010 follow:

	Three Months Ended March 31,
Millions	2011	2010
Gross written premiums	$982.6	$1,192.6
Net written premiums	$861.4	$944.9

Revenues
Earned insurance and reinsurance premiums	$695.5	$864.7
Net investment income	53.5	60.6
Net realized and unrealized investment gains	22.7	87.0
Other revenue – foreign currency translation losses	(3.9)	(6.5)
Other revenue – referral fee revenue	6.1	3.4
Other revenue – Tuckerman Fund I	4.1	4.1
Other revenue	4.4	23.5
Total revenues	782.4	1,036.8
Expenses
Losses and LAE	526.5	703.2
Insurance and reinsurance acquisition expenses	140.2	181.1
Other underwriting expenses	94.6	115.9
General and administrative expenses	31.9	37.4
General and administrative expenses – Tuckerman Fund I	3.9	4.0
Amortization of AFI purchase accounting adjustments	2.6	3.6
Accretion of fair value adjustment to loss and LAE reserves	2.1	2.1
Interest expense on debt	13.1	16.3
Total expenses	814.9	1,063.6
Pre-tax loss	(32.5)	(26.8)
Income tax benefit	9.0	.2
Equity in earnings (losses) of unconsolidated affiliates	6.7	(11.6)
Net loss	(16.8)	(38.2)
Net income attributable to noncontrolling interests	(11.4)	(1.4)
Net loss attributable to White Mountains’ common shareholders	(28.2)	(39.6)
Other comprehensive income, net of tax	62.0	21.3
Comprehensive income (loss)	33.8	(18.3)
Comprehensive income attributable to noncontrolling interests	—	—
Comprehensive income (loss) attributable to White Mountains’ common shareholders	33.8	(18.3)
Change in equity in net unrealized gains from Symetra’s fixed maturity portfolio	—	(32.8)
Adjusted comprehensive income (loss)	$33.8	$(51.1)

Consolidated Results —Three Months Ended March 31, 2011 versus Three Months Ended March 31, 2010

White Mountains’ total revenues decreased 25% to $782 million in the first quarter of 2011 compared to $1,037 million in the first quarter of 2010, primarily due to lower earned insurance and reinsurance premiums and lower net investment gains. Earned premiums were down 20% to $696 million in the first quarter of 2011 as increases at White Mountains Re and Esurance were more than offset by the decrease at OneBeacon resulting from the Commercial Lines Transaction and the Personal Lines Transaction. Excluding the $196 million of earned premiums in the first quarter of 2010 related to the exited businesses at OneBeacon, White Mountains’ earned premiums increased 4% in the first quarter of 2011. White Mountains reported net realized and unrealized investment gains of $23 million in the first quarter of 2011, which were significantly impacted by foreign currency translation on U.S. dollar-denominated investments at WMRe Sirius, the effects of which are offset in other comprehensive income (see Investment Returns on page 40), compared to $87 million of net realized and unrealized investment gains in the first quarter of 2010.  Net investment income was down 12% to $54 million in the first quarter of 2011, due primarily to lower fixed maturity yields and a reduction in invested assets from the Personal Lines Transaction, OBH Senior Note repurchases (primarily the $156 million repurchased through a debt tender in June 2010) at OneBeacon and the Company’s share repurchase program.  Other revenues decreased to $11 million in the first quarter of 2011 from $25 million in the first quarter of 2010. The first quarter of 2010 included a $13 million pre-tax gain reported in other revenues by White Mountains Re from its acquisition of Central National.

White Mountains’ total expenses decreased 23% to $815 million in the first quarter of 2011 compared to $1,064 million in the first quarter of 2010. Losses and LAE expenses decreased $177 million, or 25%, insurance and reinsurance acquisition expenses decreased $41 million, or 23%, and other underwriting expenses decreased $21 million, or 18%, all due primarily to the Personal Lines Transaction.  General and administrative expenses decreased 15% to $32 million in the first quarter of 2011, compared to $37 million in the first quarter of 2010, primarily due to decreased incentive compensation expenses.  Interest expense on debt decreased 20% to $13 million in the first quarter of 2011 compared to $16 million in the first quarter of 2010, primarily due to reductions of outstanding debt resulting from repurchases of OBH Senior Notes.

White Mountains’ income tax benefit for the first quarter of 2011 and 2010 represented effective tax rates of 27.7% and 0.1%, which differed from the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States.

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

OneBeacon

Financial results for OneBeacon for the three months ended March 31, 2011 and 2010 follow:

	Three Months Ended March 31,
Millions	2011	2010
Gross written premiums	$292.4	$498.4
Net written premiums	$278.1	$371.5

Earned insurance and reinsurance premiums	$263.5	$453.2
Net investment income	21.0	28.3
Net realized and unrealized investment gains	23.1	42.4
Other revenue	.8	(.8)
Total revenues	308.4	523.1
Losses and LAE	144.6	333.7
Insurance and reinsurance acquisition expenses	51.0	97.5
Other underwriting expenses	52.4	74.2
General and administrative expenses	2.3	4.3
Interest expense on debt	6.3	9.1
Total expenses	256.6	518.8
Pre-tax income	$51.8	$4.3

The following table presents OneBeacon’s book value per share.

	March 31,	Dec. 31,	March 31,
(Millions, except per share amounts)	2011	2010	2010
OneBeacon book value per share numerators:
OneBeacon common shareholders’ equity	$1,251.3	$1,229.0	$1,409.6
OneBeacon Ltd. common shares outstanding	94.4	94.4	95.1
OneBeacon book value per common share	$13.26	$13.02	$14.82

The following tables provide OneBeacon’s GAAP ratios, net written premiums and earned insurance premiums for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31, 2011
($ in millions)	Specialty	Other (1)	Total
GAAP Ratios:
Loss and LAE	55%	n/m	55%
Expense	39%	n/m	39%
Combined	94%	n/m	94%
Net written premiums	$258.3	$19.8	$278.1
Earned insurance premiums	$241.9	$21.6	$263.5

	Three Months Ended March 31, 2010
($ in millions)	Specialty	Other (1)	Total
GAAP Ratios:
Loss and LAE	58%	91%	74%
Expense	38%	38%	38%
Combined	96%	129%	112%
Net written premiums	$260.3	$111.2	$371.5
Earned insurance premiums	$235.9	$217.3	$453.2

(1)          Other is primarily businesses that are now in run-off or have been sold as a result of the Commercial Lines Transaction and Personal Lines Transaction. Accordingly, GAAP ratios for the three months ended March 31, 2011 are not meaningful.

OneBeacon Results - Three Months Ended March 31, 2011 versus Three Months Ended March 31, 2010

OneBeacon ended the first quarter of 2011 with a book value per share of $13.26, an increase of 3.5% from December 31, 2010, including dividends. The total return on invested assets for the first quarter of 2011 was 1.4% compared to 2.1% in the first quarter of 2010. OneBeacon’s GAAP combined ratio was 94% for the first quarter of 2011, compared to 112% for the first quarter of 2010. The decrease in the combined ratio was due primarily to the higher-than-average level of large losses and higher catastrophe losses reported in the first quarter of 2010, particularly in businesses OneBeacon later exited through the Commercial Lines Transaction and the Personal Lines Transaction. The first quarter of 2011 included 3 points of catastrophe losses, primarily related to winter storms, compared to 10 points of catastrophe losses in the first quarter of 2010, primarily related to severe wind and rainstorms in the northeastern United States. The first quarter of 2011 included 2 points of favorable loss reserve development compared to 1 point in the first quarter of 2010. The expense ratio increased by one point in the first quarter of 2011 compared to the prior year quarter.

OneBeacon’s net written premiums decreased 25% to $278 million and earned premiums decreased 42% to $264 million in the first quarter of 2011, reflecting decreases from the Commercial Lines Transaction and the Personal Lines Transaction. OneBeacon’s specialty insurance net written premiums decreased 1% in the first quarter of 2011 to $258 million.

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

OneBeacon’s net combined ratio for the first quarter of 2011 was higher than its gross combined ratio by 5 points, primarily due to the cost of property and facultative reinsurance. OneBeacon’s net combined ratio for the first quarter of 2010 was higher than its gross combined ratio by 6 points, 5 points of which was related to business that OneBeacon has since exited through the Commercial Lines Transaction and the Personal Lines Transaction and 1 point of which was primarily due to the cost of facultative and catastrophe reinsurance, the impact of which was partially offset by ceded large property losses.

White Mountains Re

Financial results and GAAP combined ratios for White Mountains Re for the three months ended March 31, 2011 and 2010 follow:

	Three Months Ended March 31,
($ in millions)	2011	2010
Gross written premiums	$443.4	$462.1
Net written premiums	$337.4	$342.1

Earned insurance and reinsurance premiums	$222.7	$212.6
Net investment income	22.0	22.6
Net realized and unrealized investment (losses) gains	(1.9)	40.1
Other revenue - foreign currency translation losses	(3.9)	(6.5)
Other revenue	.3	12.9
Total revenues	239.2	281.7
Losses and LAE	228.0	218.2
Insurance and reinsurance acquisition expenses	41.7	41.5
Other underwriting expenses	23.8	21.4
General and administrative expenses	4.6	7.3
Accretion of fair value adjustment to losses and LAE reserves	2.1	2.1
Interest expense on debt	6.5	6.9
Total expenses	306.7	297.4
Pre-tax loss	$(67.5)	$(15.7)

GAAP ratios:
Losses and LAE	102%	103%
Expense	30%	29%
Combined	132%	132%

White Mountains Re Results - Three Months Ended March 31, 2011 versus Three Months Ended March 31, 2010

White Mountains Re’s GAAP combined ratio was 132% for the first quarters of both 2011 and 2010.  Both periods were significantly impacted by catastrophe losses, which added 56 points to the combined ratio for the first quarter of 2011 and 57 points for the first quarter of 2010.  Catastrophe losses in the first quarter of 2011 included $80 million related to the Japanese earthquake and tsunami, $42 million from the February 2011 New Zealand earthquake and $3 million from the floods and cyclone Yasi in Australia. Catastrophe losses in the first quarter of 2010 included $110 million from the Chilean earthquake and $10 million from European windstorm Xynthia. In the first quarter of 2011, White Mountains Re recorded 5 points of favorable loss reserve development, which was principally from a $5 million reduction of loss reserves for the Chilean earthquake and $9 million of favorable loss reserve development on a 1999 aviation loss.  In the first quarter of 2010, White Mountains Re recorded 3 points of favorable loss reserve development.

Reported claim information from the earthquake and tsunami in Japan has been very limited.  As a result, White Mountains Re’s recorded property losses from the earthquake and tsunami in Japan have been estimated principally using third party and internal catastrophe models, applying overall estimates of industry insured losses to White Mountains Re’s exposure information. The modeled portion of the property loss estimate is based upon an industry loss event of $35 billion, the upper end of industry estimates of insured losses at March 31, 2011. The overall loss estimate also includes estimated losses for marine, accident and health, aviation and contingency lines.  Catastrophe exposure modeling and loss estimation is inherently uncertain, and as claims are reported and settled White Mountains Re’s estimates could change, maybe materially.

White Mountains Re’s gross written premiums decreased 4% to $443 million in the first quarter of 2011 from $462 million in the first quarter of 2010, while net written premiums decreased 1% to $337 million in the first quarter of 2011 from $342 million for the first quarter of 2010.  The decreases in gross written premiums and net written premiums were primarily due to property lines, where pricing continued to deteriorate through January 1, 2011 renewals and ceding companies have reduced their writings and have retained more net exposure.  The decrease in property lines was partially offset by an increase in the trade credit line.  Earned premiums increased 5% from the first quarter of 2010 due to changes in business mix, most notably an increase in trade credit and accident and health earned premiums, somewhat offset by decreases in property earned premiums.

White Mountains Re’s other revenues decreased to a loss of $4 million in the first quarter of 2011 from $6 million of gains in the first quarter of 2010. White Mountains Re’s other revenues include $4 million of foreign currency translation losses in the first quarter of 2011 compared to $7 million of foreign currency translation losses in the first quarter of 2010. During the first quarter of 2010, White Mountains Re acquired Central National Insurance Company of Omaha and recorded a pre-tax gain of approximately $13 million in other revenues that reflected the excess of the fair value of the net assets acquired over the consideration paid.

Reinsurance protection.  White Mountains Re’s reinsurance protection primarily consists of pro-rata and excess of loss protections to cover aviation, trade credit and certain property exposures. These reinsurance protections are designed to increase underwriting capacity, where appropriate, and to reduce potential loss exposure to any large events or frequency of smaller catastrophic events.  In addition to its proportional reinsurance purchases for certain property exposures, in 2011 and 2010, White Mountains Re purchased group excess of loss retrocessional coverage for its non-U.S. and non-Japan earthquake-related exposures. This coverage is for $65 million in excess of $45 million of losses and applies to losses incurred from the February 2011 New Zealand earthquake.  The non-U.S. and non-Japan earthquake cover was renewed at April 1, 2011, providing $61 million of reinsurance protection through partially placed coverage layers in excess of White Mountains Re’s retention of $35 million. White Mountains Re would recognize the full $61 million recovery when the earthquake loss reaches $110 million.  During 2010, White Mountains Re also purchased Industry Loss Waiver contracts that covered adverse impact of the occurrence of wind and flood catastrophic events in Europe as well as a potential New Madrid earthquake event.

White Mountains Re’s net combined ratio for the first quarter of 2011 was higher than its gross combined ratio by 11 points.  For the first quarter of 2010, the net combined ratio was lower than its gross combined ratio by 31 points.   The higher net combined ratio for 2011 was primarily due to the losses from the earthquakes in Japan and New Zealand, nearly all of which were not ceded under White Mountains Re’s retrocessional reinsurance coverage. The lower net combined ratio for the first quarter of 2010 was primarily due to significant retrocessional recoveries recognized on losses from the earthquake in Chile, including recovery of the full of $65 million limit available under White Mountains Re’s non-U.S. earthquake cover as a result of the Chilean Earthquake.

Esurance

Financial results and adjusted combined ratios for Esurance for the three months ended March 31, 2011 and 2010 follow:

	Three Months Ended March 31,
($ in millions)	2011	2010
Gross written premiums	$246.8	$232.1
Net written premiums	$245.9	$231.3

Earned insurance and reinsurance premiums	$209.3	$198.9
Net investment income	5.5	6.3
Net realized and unrealized investment (losses) gains	(2.3)	4.6
Other revenue — referral fee revenue	6.1	3.4
Other revenue	11.6	11.0
Total revenues	230.2	224.2
Losses and LAE	153.9	151.3
Insurance and reinsurance acquisition expenses	47.5	42.1
Other underwriting expenses	18.4	20.3
General and administrative expenses	9.7	8.3
Amortization of AFI purchase accounting adjustments	2.6	3.6
Total expenses	232.1	225.6
Pre-tax loss	$(1.9)	$(1.4)

Adjusted ratios(1):
Losses and LAE	73%	76%
Adjusted expense	29%	30%
Adjusted combined	102%	106%

(1)          Adjusted expense and combined ratios include acquisition expenses net of referral fee revenue. See “NON-GAAP FINANCIAL MEASURES” on page 47 for a reconciliation of Esurance’s adjusted expense ratio and adjusted combined ratio to its GAAP expense and combined ratios.

Esurance Results - Three Months Ended March 31, 2011 versus Three Months Ended March 31, 2010

Esurance’s adjusted combined ratio decreased to 102% for the first quarter of 2011 from 106% for the first quarter of 2010.  The loss ratio decreased to 73% for the first quarter of 2011 compared to 76% for the first quarter of 2010.  The decrease was primarily due to rate increases put into effect in 2010 across a number of states, including Florida. Esurance’s adjusted combined ratio also benefited from favorable loss reserve development of 3 points in the first quarter of 2011, primarily related to lower claim severity for bodily injury coverage, compared to 2 points in the first quarter of 2010.

Esurance’s net written premiums increased by 6% in the first quarter of 2011 to $246 million compared to $232 million in the first quarter of 2010.  The increased premium volume is primarily due to higher new policy sales as quote volume increased as a result of more advertising.  New policy sales for the Esurance segment increased 15% in the first quarter of 2011 compared to the first quarter of 2010, driven by a 40% increase at AFI in the first quarter of 2011. Policy retention decreased 1 point year over year in the first quarter, primarily due to rate actions taken in 2010 to address loss results in Florida.

Esurance’s other revenue was $18 million in the first quarter of 2011, a $4 million increase from the first quarter of 2010, largely due to higher referral fee revenues.

The Esurance segment now has approximately 892,000 policies-in-force, including approximately 318,000 AFI customers and 30,000 property and motorcycle insurance policies produced by Esurance’s in-house agency operations for other insurers.  The Esurance segment added approximately 53,000 policies-in-force since December 31, 2010.

Esurance Insurance underwrites business in 30 states, which represent about 87% of the market for personal auto insurance premiums written in the United States.  For the quarter ended March 31, 2011, Esurance Insurance’s largest states were California (with 19% of gross written premium), Florida (16%), New Jersey (10%), New York (6%) and Texas (5%).  Esurance, through its independent agency platform, AFI, sells policies in 50 states plus the District of Columbia.  For the quarter ended March 31, 2011, AFI’s largest auto insurance states were California (15% of policies-in-force), Florida (8%), Texas (8%), Pennsylvania (4%) and Ohio (4%).

Other Operations

Other Operations consists of the operations of the Company, the Company’s intermediate holding companies, the consolidated results of the Tuckerman Fund I, WM Advisors and White Mountains’ investments in unconsolidated affiliates. The Other Operations segment also includes the results of WM Life Re, which is in run-off.

A summary of White Mountains’ financial results from its Other Operations segment for the three months ended March 31, 2011 and 2010 follows:

	Three Months Ended March 31,
Millions	2011	2010
Net investment income	$5.0	$3.4
Net realized and unrealized investment gains (losses)	3.8	(.1)
Other revenue - Tuckerman Fund I	4.1	4.1
Other revenue	(8.3)	.4
Total revenues	4.6	7.8
General and administrative expenses - Tuckerman Fund I	3.9	4.0
General and administrative expenses	15.3	17.5
Interest expense — debt	.3	.3
Total expenses	19.5	21.8
Pre-tax loss	$(14.9)	$(14.0)

Other Operations Results - Three Months Ended March 31, 2011 versus Three Months Ended March 31, 2010

White Mountains’ Other Operations segment reported pre-tax loss in the first quarter of 2011 of $15 million compared to pre-tax loss of $14 million in the first quarter of 2010.  The increase for the first quarter of 2011 was mainly due to losses reported at WM Life Re, mostly offset by increased net investment income and higher investment gains. WM Life Re reported $9 million of pre-tax loss in the first quarter of 2011, compared to $3 million of pre-tax loss in the first quarter of 2010. WM Life Re’s results for the first quarter of 2011 were adversely affected by increased volatility in equity, fixed income and foreign exchange markets, particularly in Japanese markets following the earthquake and tsunami.

As discussed on page 46 under “FAIR VALUE CONSIDERATIONS”, in determining the fair value of the benefit guarantees that WM Life Re reinsures, management makes assumptions about future policyholder surrender rates.  If actual surrenders are lower than the surrender assumptions used in WM Life Re’s liability valuation model, the liability for the benefit guarantees would increase.  For example, a 50% reduction in the surrender assumptions used in WM Life Re’s valuation model at March 31, 2011 would have increased the fair value of the liability by approximately $11 million.

II. Summary of Investment Results

For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a more relevant comparison to benchmark returns, while all dollar amounts are presented net of any management fees and trading expenses. A summary of White Mountains’ consolidated pre-tax investment results and gross investment returns versus typical benchmarks for the three months ended March 31, 2011 and 2010 follows:

Pre-tax investment results	Three Months Ended March 31,
Millions	2011	2010
Net investment income	$53.5	$60.6
Net realized and unrealized investment gains	22.7	87.0
Net unrealized foreign currency gains (losses) on investments	94.4	(25.3)
Total GAAP pre-tax investment gains	$170.6	$122.3

At March 31, 2011, White Mountains’ investment portfolio included $1.6 billion in non-U.S. dollar-denominated investments, most of which are held at WMRe Sirius and are denominated in Swedish kronor or euros. The value of the investments in this portfolio is subject to changes in the exchange rate between the U.S. dollar and the krona or the euro.  During the first quarter of 2011, the U.S dollar weakened 6% against each of these currencies, which resulted in approximately $73 million of pre-tax foreign currency investment gains.   During the first quarter of 2010, the U.S dollar strengthened 1% against the kronor and 7% against the euro, which resulted in $30 million of pre-tax foreign currency losses.

WMRe Sirius also holds a large portfolio of investments that are denominated in U.S. dollars, but its functional currency is the Swedish kronor. When WMRe Sirius prepares its stand-alone GAAP financial statements, it translates its U.S. dollar-denominated investments to Swedish kronor and recognizes the related foreign currency translation gains or losses through income. When White Mountains consolidates WMRe Sirius, it translates WMRe Sirius’ stand-alone GAAP financial statements to U.S. dollars and recognizes the foreign currency gains or losses arising from this translation, including those associated with WMRe Sirius’ U.S. dollar-denominated investments, through other comprehensive income.  Since White Mountains reports its financial statements in U.S. dollars, there is no net effect to adjusted book value per share or to investment returns from foreign currency translation on its U.S. dollar-denominated investments at WMRe Sirius.  However, net realized and unrealized investment gains and other comprehensive income can be significantly affected during periods of high volatility in the foreign exchange rate between the U.S. dollar and the Swedish kronor, as was the case during the first quarter of 2011.

The amount of foreign currency translation on WMRe Sirius’ U.S. dollar denominated investments recognized as an increase of other comprehensive income and a decrease of net income (loss) was $41 million for the quarter ended March 31, 2011.  The amount of foreign currency translation on WMRe Sirius’ U.S. dollar denominated investments recognized as a decrease of other comprehensive income and an increase of net income (loss) was $8 million for the quarter ended March 31, 2010.

Gross investment returns and benchmark returns

	Three Months Ended March 31,
	2011	2010
Fixed maturity investments	1.7%	1.6%
Short-term investments	0.6%	-0.6%
Total fixed income	1.6%	1.1%
Barclay’s U.S. Intermediate Aggregate Index	0.5%	1.8%
Common stocks	4.5%	3.2%
Convertible securities	2.5%	3.9%
Other long-term investments	5.6%	3.8%
Total equities, convertible securities and other long-term investments	4.6%	3.5%
S&P 500 Index (total return)	5.9%	5.4%
Total consolidated portfolio	2.0%	1.4%

White Mountains’ GAAP pre-tax total return on invested assets for the first quarter of 2011 was 2.0%, which included 0.8% of foreign currency gains, compared to 1.4% for the first quarter of last year, which included 0.3% of foreign currency losses.  Excluding the effects of foreign currency translation, White Mountains’ fixed income portfolio returned 0.6% for the first quarter of 2011, outperforming the Barclays U.S. Intermediate Aggregate returns of 0.5%. At March 31, 2011, the fixed income portfolio had a duration of approximately 2.3 years, including short term investments, and an average credit rating of AA. White Mountains’ equity portfolio, approximately 14% of GAAP invested assets at March 31, 2011, returned 4.6% for the first quarter of 2011. White Mountains has been gradually shifting its equity exposure away from other long-term investments toward common stocks, a process it intends to continue on an opportunistic basis.

Net investment income was down 12% to $54 million in the first quarter of 2011, due primarily to lower fixed maturity yields and a reduction in invested assets from the Personal Lines Transaction, the OBH Senior Notes repurchases at OneBeacon and the Company’s share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash and Short-term Investments

Holding company level.  The primary sources of cash for the Company and certain of its intermediate holding companies are expected to be distributions and tax sharing payments received from its insurance and reinsurance operating subsidiaries, capital raising activities, net investment income and proceeds from sales and maturities of investments. The primary uses of cash are expected to be repurchases of the Company’s and OneBeacon Ltd.’s common shares, payments on and repurchases/retirements of its debt obligations, dividend payments to holders of the Company’s common shares, to noncontrolling interest holders of OneBeacon Ltd.’s common shares and to holders of the WMRe Preference Shares, purchases of investments, payments made to tax authorities, contributions to operating subsidiaries and operating expenses.

Operating subsidiary level.  The primary sources of cash for White Mountains’ insurance and reinsurance operating subsidiaries are expected to be premium collections, net investment income, proceeds from sales and maturities of investments, contributions from holding companies and capital raising activities. The primary uses of cash are expected to be claim payments, policy acquisition costs, purchases of investments, payments on and repurchases/retirements of its debt obligations, distributions and tax sharing payments made to holding companies and operating expenses.

Both internal and external forces influence White Mountains’ financial condition, results of operations and cash flows. Claim settlements, premium levels and investment returns may be impacted by changing rates of inflation and other economic conditions. In many cases, significant periods of time, sometimes several years or more, may lapse between the occurrence of an insured loss, the reporting of the loss to White Mountains and the settlement of the liability for that loss. The exact timing of the payment of claims and benefits cannot be predicted with certainty. White Mountains’ insurance and reinsurance operating subsidiaries maintain portfolios of invested assets with varying maturities and a substantial amount of cash and short-term investments to provide adequate liquidity for the payment of claims.

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

OneBeacon:

Generally, OneBeacon’s top tier regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. OneBeacon’s top tier regulated insurance operating subsidiaries have the ability to pay approximately $291 million of dividends during 2011 without prior approval of regulatory authorities, subject to the availability of unassigned funds. At December 31, 2010, OneBeacon’s top tier regulated insurance operating subsidiaries had $0.8 billion of unassigned funds. During the first quarter of 2011, OneBeacon’s top tier regulated insurance operating subsidiaries distributed $100 million of extraordinary dividends to their immediate parent.

During the first quarter of 2011, OneBeacon’s unregulated operating subsidiaries paid $4 million of dividends to their immediate parent.  At March 31, 2011, OneBeacon’s unregulated operating subsidiaries had $13 million of net unrestricted cash, short-term investments and fixed maturity investments.

During the first quarter of 2011, OneBeacon Ltd. paid its $20 million regular quarterly dividend to its common shareholders, of which White Mountains received $15 million.

At March 31, 2011, OneBeacon Ltd. and its intermediate holding companies had $454 million of net unrestricted cash, short-term investments, convertible fixed maturity investments and fixed maturity investments and $13 million of common equity securities outside of its regulated and unregulated operating subsidiaries.

White Mountains Re:

Subject to certain limitations under Swedish law, WMRe Sirius is permitted to transfer all or a portion of its pre-tax income to its Swedish parent companies to minimize taxes (referred to as a group contribution). In 2011, WMRe Sirius intends to transfer approximately $76 million (based on the March 31, 2011 SEK to USD exchange rate) of its 2010 pre-tax income to its Swedish parent companies as a group contribution.

WMRe Sirius has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, WMRe Sirius has allocated the majority of its pre-tax income, after group contributions to its Swedish parent companies, to the Safety Reserve (see “Safety Reserve” below). At December 31, 2010, WMRe Sirius had $263 million (based on the December 31, 2010 SEK to USD exchange rate) of unrestricted statutory surplus, which is available for distribution in 2011. During the first quarter of 2011, WMRe Sirius did not pay any dividends to its immediate parent.

WMRe America has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. Based upon December 31, 2010 statutory surplus of $743 million, WMRe America has the ability to pay $74 million of dividends during 2011 without prior approval of regulatory authorities, subject to the availability of earned surplus.  At March 31, 2011, WMRe America had $101 million of earned surplus. During the first quarter of 2011, WMRe America did not pay any dividends to its immediate parent.

During the first quarter of 2011, White Mountains Re did not pay any dividends to its immediate parent.

At March 31, 2011, White Mountains Re and its intermediate holding companies had $49 million of net unrestricted cash, short-term investments and fixed maturity investments and $17 million of other long-term investments outside of WMRe America and WMRe Sirius.

Safety Reserve

Subject to certain limitations under Swedish law, WMRe Sirius is permitted to transfer pre-tax amounts into an untaxed reserve referred to as a safety reserve. At March 31, 2011, WMRe Sirius’ safety reserve amounted to $1.5 billion. Under GAAP, an amount equal to the safety reserve, net of a related deferred tax liability established at the Swedish tax rate of 26.3%, is classified as shareholders’ equity. Generally, this deferred tax liability is only required to be paid by WMRe Sirius if it fails to maintain predetermined levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on WMRe Sirius’ safety reserve ($402 million at March 31, 2011) is included in solvency capital. Access to the safety reserve is restricted to coverage of insurance losses. Access for any other purpose requires the approval of Swedish regulatory authorities. Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the $1.5 billion balance of the safety reserve, without any provision for deferred taxes, in WMRe Sirius’ capital when assessing WMRe Sirius’ financial strength.

Esurance:

Esurance Insurance Company, Esurance’s top-tier regulated insurance company, has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of prior years’ statutory net income, excluding realized capital gains, and prior year end statutory surplus, subject to the availability of unassigned funds. Based on 2010 statutory results, Esurance Insurance Company does not have the ability to pay dividends during 2011 without prior approval of regulatory authorities. During the first quarter of 2011, Esurance Insurance Company did not pay any dividends to its immediate parent.

During the first quarter of 2011, AFI did not pay any dividends to its immediate parent. At March 31, 2011, AFI had $2 million of net unrestricted cash, short-term investments and fixed maturity investments.

During the first quarter of 2011, Esurance Insurance did not pay any dividends to its immediate parent. At March 31, 2011, Esurance Insurance had $15 million of net unrestricted cash, short-term investments and fixed maturity investments outside of Esurance Insurance Company and AFI.

Other Operations:

During the first quarter of 2011, WM Advisors did not pay any dividends to its immediate parent. At March 31, 2011, WM Advisors had approximately $22 million of net unrestricted cash, short-term investments and fixed maturity investments.

At March 31, 2011, the Company and its intermediate holding companies had $217 million of net unrestricted cash, short-term investments and fixed maturity investments and $124 million of common equity securities and other long-term investments included in its Other Operations segment.

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

The following table illustrates White Mountains’ consolidated insurance float position and four operational leverage ratios based on insurance float and net investment assets as of March 31, 2011 and December 31, 2010:

($ in millions)	March 31, 2011	December 31, 2010
Total investments	$8,671.2	$8,732.5
Consolidated limited partnership investments(1)	(98.7)	(91.5)
Cash	452.5	434.8
Investments in unconsolidated affiliates	394.9	389.7
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	(63.7)	(63.7)
Accounts receivable on unsettled investment sales	49.9	40.0
Accounts payable on unsettled investment purchases	(99.0)	(22.4)
Interest-bearing funds held by ceding companies (2)	84.7	78.9
Interest-bearing funds held under reinsurance treaties (3)	(54.1)	(52.5)
Net investment assets	$9,337.7	$9,445.8

Total White Mountains’ common shareholders’ equity	$3,595.2	$3,653.0
Noncontrolling interest—OneBeacon Ltd.	300.3	295.0
Noncontrolling interest—WMRe Preference Shares	250.0	250.0
Debt	818.8	818.8
Total capital (1)	4,964.3	5,016.8
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio, net of applicable taxes	(58.5)	(58.5)
Total adjusted capital	$4,905.8	$4,958.3
Insurance float	$4,431.9	$4,487.5
Insurance float as a multiple of total adjusted capital	0.9x	0.9x
Net investment assets as a multiple of total adjusted capital	1.9x	1.9x
Insurance float as a multiple of White Mountains’ common shareholders’ equity	1.2x	1.2x
Net investment assets as a multiple of White Mountains’ common shareholders’ equity	2.6x	2.6x

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

During the first quarter of 2011, insurance float decreased by $56 million, primarily due to the Commercial Lines Transaction and the Personal Lines Transaction at OneBeacon, partially offset by the portion of the $132 million of natural catastrophe losses reported by White Mountains in the first quarter of 2011 that were unpaid as of March 31, 2011. These catastrophe losses reduce White Mountains’ total capital, creating a temporary increase in insurance float when they are first recorded, which will reverse and decrease insurance float as the catastrophe losses are paid in the future.

Financing

The following table summarizes White Mountains’ capital structure as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
($ in millions)	2011	2010
OBH Senior Notes, carrying value	$419.6	$419.6
WMRe Senior Notes, carrying value	399.2	399.2
WTM Bank Facility	—	—
Total debt	818.8	818.8
Noncontrolling interest—OneBeacon Ltd.	300.3	295.0
Noncontrolling interest—WMRe Preference Shares	250.0	250.0
Total White Mountains’ common shareholders’ equity	3,595.2	3,653.0
Total capital(1)	4,964.3	5,016.8
Equity in net unrealized (gains) from Symetra’s fixed maturity portfolio	(58.5)	(58.5)
Total adjusted capital	$4,905.8	$4,958.3
Total debt to total adjusted capital	17%	17%
Total debt and WMRe Preference Shares to total adjusted capital	22%	22%

(1)          The noncontrolling interest arising from White Mountains’ investments in consolidated limited partnerships has not been included in total capital because White Mountains does not benefit from the return on or have the ability to utilize the assets supporting this noncontrolling interest.

Management believes that White Mountains generally has the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. However, White Mountains can provide no assurance that, if needed, it would be able to obtain additional debt or equity financing on satisfactory terms, if at all.

The Company’s 2010 Annual Report on Form 10-K contains a full discussion of White Mountains’ debt obligations as of December 31, 2010.

On March 24, 2011, OBH commenced a cash tender offer for up to $150 million in aggregate principal amount of the OBH Senior Notes at a price of $1,045 per $1,000 principal amount. Holders of Senior Notes who tendered on or before April 6, 2011 received an early tender payment of $30 for every $1,000 principal amount of Senior Notes validly tendered. On April 21, 2011, OBH repurchased and retired $150 million aggregate principal amount for an aggregate purchase price of $161 million.

At March 31, 2011, White Mountains had a revolving credit facility with a syndicate of lenders administered by Bank of America, N.A. with a total commitment of $475 million (the “WTM Bank Facility”). As of March 31, 2011, the WTM Bank Facility was undrawn.

The WTM Bank Facility contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under these facilities and result in acceleration of principal repayment on any amounts outstanding. At March 31, 2011, White Mountains was in compliance with all of the covenants under the WTM Bank Facility and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

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

The OBH Senior Notes and the WMRe Senior Notes were issued under indentures that contain restrictive covenants which, among other things, limit the ability of the Company, OBH, WMRe Group and their respective subsidiaries to create liens and enter into sale and leaseback transactions and consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which the Company, OBH or WMRe Group must adhere. At March 31, 2011, White Mountains was in compliance with all of the covenants under the OBH Senior Notes and the WMRe Senior Notes, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

Share Repurchase Program

In 2006, White Mountains’ board of directors authorized the Company to repurchase up to 1 million of its common shares, from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. On August 26, 2010, White Mountains’ board of directors authorized the Company to repurchase an additional 600,000 common shares.  Since the inception of this program, the Company has repurchased and retired 1,344,020 common shares for $509 million.  During the first quarter of 2011, White Mountains repurchased and retired 246,284 of its common shares under its share repurchase program for $86 million at an average share price of $349.  During the first quarter of 2010, the Company repurchased and retired 103,319 of its common shares under this program for $36 million at an average share price of $343.

Cash Flows

Detailed information concerning White Mountains’ cash flows during the three months ended March 31, 2011 and 2010 follows:

Cash flows from operations for the three months ended March 31, 2011 and 2010

Net cash flows from operations were $(130) million and $(72) million in the first three months of 2011 and 2010, respectively. Net cash flows for operations in the first three months of 2011 and 2010 were adversely impacted by the runoff of reserves at OneBeacon as a result of the Commercial Lines Transaction and by declining net investment income, primarily due to lower overall portfolio yields, shifts in portfolio mix to lower risk, lower yield investments and a decrease in the overall invested asset base from the Personal Lines Transaction, OBH Senior Note repurchases (primarily the $156 million repurchased through a debt tender in June 2010) at OneBeacon and the Company’s share repurchase program. In addition, cash flows from operations reflect approximately $30 million and $27 million of payments in the first three months of 2011 and 2010 to purchase derivative instruments and to fund collateral trusts under the terms of existing derivative contracts at WM Life Re. White Mountains does not believe that these trends will have a meaningful impact on its future liquidity or its ability to meet its future cash requirements.

Cash flows from investing and financing activities for the three months ended March 31, 2011

Financing and Other Capital Activities

During the first quarter of 2011, the Company declared and paid an $8 million cash dividend to its common shareholders.

During the first quarter of 2011, the Company repurchased and retired 246,284 of its common shares for $86 million through its share repurchase program and 189 of its common shares for $0.1 million outside of the share repurchase program.

During the first quarter of 2011, OneBeacon Ltd. declared and paid $20 million of cash dividends to its common shareholders. White Mountains received a total of $15 million of these dividends.

During the first quarter of 2011, White Mountains Re paid $13 million of interest on the WMRe Senior Notes.

During the first quarter of 2011, White Mountains contributed $25 million to the Esurance segment.

During the first quarter of 2011, White Mountains contributed $10 million to WM Life Re.

Cash flows from investing and financing activities for the three months ended March 31, 2010

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

Acquisitions and Dispositions

During the first quarter of 2010, White Mountains Re acquired Central National from Drum Financial Corporation for $5 million in cash.

FAIR VALUE CONSIDERATIONS

White Mountains carries certain financial instruments at fair value with changes therein recognized in earnings. Assets and liabilities carried at fair value include investment securities, derivative instruments (both exchange traded and over the counter instruments) and reinsurance assumed liabilities associated with variable annuity benefit guarantees. Valuation of assets and liabilities measured at fair value require management to make estimates and apply judgment to matters that may carry a significant degree of uncertainty. In determining its estimates of fair value, White Mountains uses a variety of valuation approaches and inputs. Whenever possible, White Mountains estimates fair value using valuation methods that maximize the use of quoted prices and other observable inputs. Where observable inputs are not available, the estimated fair value is based upon internal pricing models using assumptions that include inputs that may not be observable in the marketplace but which reflect management’s best judgment given the circumstances and consistent with what other market participants would use when pricing such instruments. Where appropriate, assets and liabilities measured at fair value have been adjusted for the effect of counterparty credit risk.

As of March 31, 2011, approximately 94% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by the outside pricing service to determine fair value. The outside pricing services used by White Mountains have indicated that they will only provide prices where observable inputs are available. White Mountains’ process to validate the market prices obtained from the outside pricing sources includes, but is not limited to, periodic evaluation of model pricing methodologies and monthly analytical reviews of certain prices. White Mountains also periodically performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price. See Note 5 for further discussion of fair value measurements for investment securities.

WM Life Re

White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. White Mountains carries the benefit guarantees at fair value. The fair value of the guarantees is estimated using actuarial and capital market assumptions related to the projected discounted cash flows over the term of the reinsurance agreement. The valuation uses assumptions about surrenders/lapse rates, market volatilities and other factors, and includes a risk margin which represents the additional compensation a market participant would require to assume the risks related to the business. The selection of surrender/lapse rates, market volatility assumptions, risk margins and other factors require the use of significant management judgment. Assumptions regarding policyholder behavior, including surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimate. The cost of reinsuring these benefit guarantees may be greater than expected. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value of the liabilities associated with these guarantees that could materially affect results of operations. All of White Mountains’ variable annuity reinsurance liabilities ($554.9 million) were classified as Level 3 measurements at March 31, 2011.

WM Life Re projects future surrender rates by year for policies based on a combination of actual experience and expected policyholder behavior.  Actual policyholder behavior, either individually or collectively, may differ from projected behavior as a result of a number of factors such as the level of the account value versus guarantee value and applicable surrender charge, views of the primary insurance company’s financial strength and ability to pay the guarantee at maturity, annuitants’ need for money in a prolonged recession and time remaining to receive the guarantee at maturity.  Policyholder behavior is especially difficult to predict given that the types of contracts reinsured by WM Life Re are relatively new to the Japanese market and the recent financial turmoil is unprecedented for this type of product in the Japanese market.  Actual policyholder behavior may differ materially from WM Life Re’s projections.

As of March 31, 2011, WM Life Re’s annual surrender assumptions vary from 0.3% currently to 3% depending on the level of account value versus guarantee value; at the current levels of account value, the average is approximately 1.2% per annum.  The potential increase in the fair value of the liability due to a change in current actuarial assumptions is as follows:

Increase in fair value of liability
Millions	March 31, 2011	December 31, 2010
Decrease 50%	$11 million	$12 million
Decrease 100% (to zero surrenders)	$22 million	$24 million

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

Adjusted comprehensive income is a non-GAAP financial measure that excludes the change in equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes, from comprehensive income. In the calculation of comprehensive income under GAAP, fixed maturity investments are marked-to-market while the liabilities to which those assets are matched are not. Symetra attempts to earn a “spread” between what it earns on its investments and what it pays out on its products. In order to try to fix this spread, Symetra invests in a manner that tries to match the duration and cash flows of its investments with the required cash outflows associated with its life insurance and structured settlements products. As a result, Symetra typically earns the same spread on in-force business whether interest rates fall or rise. Further, at any given time, some of Symetra’s structured settlement obligations may extend 40 or 50 years into the future, which is further out than the longest maturing fixed maturity investments regularly available for purchase in the market (typically 30 years). For these long-dated products, Symetra is unable to fully match the obligation with assets until the remaining expected payout schedule comes within the duration of securities available in the market. If at that time, these fixed maturity investments have yields that are lower than the yields expected when the structured settlement product was originally priced, the spread for the product will shrink and Symetra will ultimately harvest lower returns for its shareholders. GAAP comprehensive income increases when rates decline, which would suggest an increase in the value of Symetra - the opposite of what is happening to the intrinsic value of the business. Therefore, White Mountains’ management and Board of Directors use adjusted comprehensive income when assessing Symetra’s quarterly financial performance. In addition, this measure is typically the predominant component of change in adjusted book value per share, which is used in calculation of White Mountains’ performance for both short-term (annual bonus) and long-term incentive plans. The reconciliation of adjusted comprehensive income to GAAP comprehensive income is included on page 34.

Adjusted book value per share is a non-GAAP measure which is derived by expanding the GAAP calculation of book value per White Mountains common share to exclude equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes. In addition, the number of common shares outstanding used in the calculation of adjusted book value per share are adjusted to exclude unearned restricted common shares, the compensation cost of which, at the date of calculation, has yet to be amortized. The reconciliation of adjusted book value per share to GAAP book value per share is included on page 33.

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

	Three Months Ended March 31,
	2011	2010
GAAP expense ratio	32%	31%
Referral fees	(3)%	(1)%
Adjusted expense ratio	29%	30%
GAAP combined ratio	105%	107%
Referral fees	(3)%	(1)%
Adjusted combined ratio	102%	106%

CRITICAL ACCOUNTING ESTIMATES

Refer to the Company’s 2010 Annual Report on Form 10-K for a complete discussion regarding White Mountains’ critical accounting estimates.

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

These statements are based on certain assumptions and analyses made by White Mountains in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform to its expectations and predictions is subject to a number of risks and uncertainties that could cause actual results to differ materially from expectations, including:

•                  the risks associated with Item 1A of the Company’s 2010 Annual Report on Form 10-K;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Refer to White Mountains’ 2010 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”.  As of March 31, 2011, there were no material changes in the market risks as described in White Mountains’ most recent Annual Report.

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

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2011.

Part II.           OTHER INFORMATION

Item 1.            Legal Proceedings.

Refer to White Mountains’ 2010 Annual Report on Form 10-K and in particular Item 3. - “Legal Proceedings”.  As of March 31, 2011, there were no material changes in the legal proceedings as described in White Mountains’ most recent Annual Report.

Item 1A.         Risk Factors

There have been no material changes in the Registrant’s risk factors since the Registrant’s most recently filed Form 10-K.

Item 2.            Issuer Purchases of Equity Securities

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
January 1 - 31, 2011	173,477	$342.97	173,477	328,724
February 1 - 28, 2011	26,615	$360.31	24,426	302,109
March 1- 31, 2011	46,381	$365.74	46,381	255,728
Total	246,473	$349.13	246,284	255,728

(1)          On November 17, 2006, White Mountains’ board of directors authorized the Company to repurchase up to 1 million of its common shares, from time to time, subject to market conditions.  On August 26, 2010, White Mountains’ board of directors authorized the Company to repurchase up to an additional 600,000 common shares.   Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorization does not have an expiration date.

Item 6.            Exhibits.

(a)	Exhibits
	11	-	Statement Re Computation of Per Share Loss **
	31.1	-	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. *
	31.2	-	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. *
	32.1	-	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
	32.2	-	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
	101.1	-

The following financial information from White Mountains’ Quarterly Report on Form 10Q for the quarter ended March 31, 2011 formatted in XBRL: (i) Consolidated Balance Sheets, March 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), Three Months Ended March 31, 2011 and 2010; (iii) Consolidated Statements of Changes in Equity, Three Months Ended March 31, 2011 and 2010; (iv) Consolidated Statements of Cash Flows, Three Months Ended March 31, 2011 and 2010; and (v) Notes to Consolidated Financial Statements.*

*	Included herein
**	Not included as an exhibit as the information is contained elsewhere within this report. See Note 9 of the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date: April 29, 2011	By:	/s/ J. Brian Palmer
J. Brian Palmer
Vice President and Chief Accounting Officer