Form 10-Q
period 2011-06-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2011-07-29
CIK 776867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2011

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

As of July 29, 2011, 7,958,589 common shares with a par value of $1.00 per share were outstanding (which includes 73,500 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Millions, except share and per share amounts)	2011	2010
	Unaudited
Assets
Fixed maturity investments, at fair value	$5,558.9	$5,786.1
Short-term investments, at amortized cost (which approximates fair value)	813.5	975.3
Common equity securities, at fair value	703.8	667.0
Convertible fixed maturity investments, at fair value	119.7	143.0
Other long-term investments	333.3	372.1
Total investments	7,529.2	7,943.5
Cash (restricted: $345.9 and $286.7)	483.7	395.0
Reinsurance recoverable on unpaid losses	2,193.1	2,344.0
Reinsurance recoverable on paid losses	44.5	63.1
Insurance and reinsurance premiums receivable	672.0	532.5
Funds held by ceding companies	135.8	118.7
Investments in unconsolidated affiliates	422.9	389.7
Deferred acquisition costs	194.1	176.1
Deferred tax asset	407.4	431.9
Ceded unearned insurance and reinsurance premiums	141.3	184.0
Accrued investment income	61.9	63.3
Accounts receivable on unsettled investment sales	23.4	39.5
Other assets	679.3	730.0
Assets held for sale	1,213.9	1,122.8
Total assets	$14,202.5	$14,534.1
Liabilities
Loss and loss adjustment expense reserves	$5,642.4	$5,736.8
Unearned insurance and reinsurance premiums	1,033.8	938.7
Debt	669.0	818.8
Deferred tax liability	374.2	373.2
Accrued incentive compensation	153.3	157.4
Funds held under reinsurance treaties	39.5	85.8
Ceded reinsurance payable	160.6	221.1
Accounts payable on unsettled investment purchases	44.9	22.3
Other liabilities	1,089.1	1,167.7
Liabilities held for sale	779.9	751.5
Total liabilities	9,986.7	10,273.3
Shareholders’ equity and noncontrolling interests
White Mountains’ common shareholders’ equity
White Mountains’ common shares at $1 par value per share - authorized 50,000,000 shares; issued and outstanding 7,958,589 and 8,194,925 shares	8.0	8.2
Paid-in surplus	1,313.5	1,350.8
Retained earnings	2,102.0	2,175.6
Accumulated other comprehensive income, after-tax:
Equity in unrealized gains from investments in unconsolidated affiliates	80.6	58.5
Net unrealized foreign currency translation gains	117.6	61.4
Other	(1.2)	(1.5)
Total White Mountains’ common shareholders’ equity	3,620.5	3,653.0
Noncontrolling interests
Noncontrolling interest - OneBeacon Ltd.	282.6	295.0
Noncontrolling interest - WMRe Preference Shares	250.0	250.0
Noncontrolling interest - consolidated limited partnerships and A.W.G Dewar	62.7	62.8
Total noncontrolling interests	595.3	607.8
Total equity	4,215.8	4,260.8
Total liabilities and equity	$14,202.5	$14,534.1

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except per share amounts)	2011	2010	2011	2010
Revenues:
Earned insurance and reinsurance premiums	$495.8	$649.4	$982.0	$1,315.2
Net investment income	45.8	52.7	95.3	108.5
Net realized and unrealized investment gains	57.3	11.1	76.6	93.1
Other revenue	(27.8)	(23.6)	(34.8)	(13.5)

Total revenues	571.1	689.6	1,119.1	1,503.3
Expenses:
Loss and loss adjustment expenses	292.4	402.1	665.0	954.0
Insurance and reinsurance acquisition expenses	100.4	134.6	193.1	273.6
Other underwriting expenses	74.8	81.9	151.0	177.5
General and administrative expenses	56.2	52.3	84.2	87.4
Interest expense on debt	12.9	14.7	26.0	31.0

Total expenses	536.7	685.6	1,119.3	1,523.5

Pre-tax income (loss) from continuing operations	34.4	4.0	(.2)	(20.2)

Income tax (expense) benefit	(9.5)	2.1	(1.6)	2.3

Net income (loss) from continuing operations	24.9	6.1	(1.8)	(17.9)

Net income (loss) from discontinued operations, net of tax	(.3)	1.8	2.9	(.8)

Income (loss) before equity in earnings (losses) of unconsolidated affiliates	24.6	7.9	1.1	(18.7)

Equity in earnings (losses) of unconsolidated affiliates	7.9	5.3	14.6	(6.3)

Net income (loss)	32.5	13.2	15.7	(25.0)
Net income attributable to noncontrolling interests	(20.8)	(10.7)	(32.2)	(12.1)

Net income (loss) attributable to White Mountains’ common shareholders	11.7	2.5	(16.5)	(37.1)

Comprehensive income (loss), net of tax:
Change in equity in net unrealized gains from investments in unconsolidated affiliates	22.1	50.4	22.1	83.3
Change in foreign currency translation and other	(5.5)	(69.4)	56.5	(81.0)

Comprehensive income (loss)	28.3	(16.5)	62.1	(34.8)
Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to White Mountains’ common shareholders	$28.3	$(16.5)	$62.1	$(34.8)

Income (loss) per share attributable to White Mountains’ common shareholders
Basic income (loss) per share
Continuing operations	$1.51	$.08	$(2.42)	$(4.15)
Discontinued operations	(.03)	.20	.36	(.09)

Diluted income (loss) per share
Continuing operations	$1.51	$.08	$(2.42)	$(4.15)
Discontinued operations	(.03)	.20	.36	(.09)

Dividends declared and paid per White Mountains’ common share	$—	$—	$1.00	$1.00

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Unaudited

	White Mountains’ Common Shareholders’ Equity
		Common		Accum. other
	Common	shares and		comprehensive	Non-
	shareholders’	paid-in	Retained	income (loss),	controlling
(Millions)	equity	surplus	earnings	after-tax	interest

Balances at January 1, 2011	$3,653.0	$1,359.0	$2,175.6	$118.4	$607.8

Net (loss) income	(16.5)	—	(16.5)	—	32.2
Other comprehensive income, after-tax	78.6	—	—	78.6	—
Dividends declared on common shares	(8.0)	—	(8.0)	—	—
Dividends to noncontrolling interests	—	—	—	—	(42.4)
Repurchases and retirements of common shares	(93.2)	(44.1)	(49.1)	—	—
Issuances of common shares	.9	.9	—	—	—
Net distributions to noncontrolling interests	—	—	—	—	(2.6)
Amortization of restricted share and option awards	5.7	5.7	—	—	.3

Balances at June 30, 2011	$3,620.5	$1,321.5	$2,102.0	$197.0	$595.3

	White Mountains’ Common Shareholders’ Equity
		Common		Accum. other
	Common	shares and		comprehensive	Non-
	shareholders’	paid-in	Retained	income (loss),	controlling
(Millions)	equity	surplus	earnings	after-tax	interest

Balances at January 1, 2010	$3,657.4	$1,445.0	$2,215.9	$(3.5)	$684.1

Cumulative effect adjustment - ASU 2009-17	(.4)	—	(.4)	—	(22.8)
Net (loss) income	(37.1)	—	(37.1)	—	12.1
Other comprehensive income, after-tax	2.3	—	—	2.3	—
Dividends declared on common shares	(8.8)	—	(8.8)	—	—
Dividends to noncontrolling interests	—	—	—	—	(19.1)
Repurchases and retirements of common shares	(118.3)	(57.4)	(60.9)	—	—
Issuances of common shares	.8	.8	—	—	—
Net distributions to noncontrolling interests	—	—	—	—	(7.6)
Amortization of restricted share and option awards	17.7	17.7	—	—	.1

Balances at June 30, 2010	$3,513.6	$1,406.1	$2,108.7	$(1.2)	$646.8

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended
	June 30,
(Millions)	2011	2010

Cash flows from operations:
Net income (loss)	$15.7	$(25.0)
Charges (credits) to reconcile net loss to net cash used for operations:
Net realized and unrealized investment gains	(76.6)	(93.1)
Net income from discontinued operations	(2.9)	.8
Other operating items:
Net change in loss and loss adjustment expense reserves	(158.3)	143.0
Net change in reinsurance recoverable on paid and unpaid losses	182.2	(22.4)
Net change in unearned insurance and reinsurance premiums	74.5	139.2
Net change in funds held by ceding companies	(7.6)	(3.8)
Net change in deferred acquisition costs	(14.7)	26.2
Net change in ceded unearned premiums	48.0	(175.3)
Net change in funds held under reinsurance treaties	(47.7)	(14.7)
Net change in insurance and reinsurance premiums receivable	(124.2)	(178.8)
Net change in ceded reinsurance payable	(65.3)	192.8
Net change in other assets and liabilities, net	31.8	52.0

Net cash (used for) provided from operations - continuing operations	(145.1)	40.9
Net cash provided from operations - discontinued operations	9.5	13.7

Net cash (used for) provided from operations	(135.6)	54.6

Cash flows from investing activities:
Net change in short-term investments	162.7	(181.9)
Sales of fixed maturity and convertible fixed maturity investments	2,110.9	988.0
Maturities, calls and paydowns of fixed maturity and convertible fixed maturity investments	825.7	1,138.0
Sales of common equity securities	84.9	95.9
Distributions and redemptions of other long-term investments	77.9	7.6
Purchases of other long-term investments	(22.7)	(44.4)
Contribution to discontinued operations	(58.7)	(17.2)
Purchases of common equity securities	(91.4)	(188.8)
Purchases of fixed maturity and convertible fixed maturity investments	(2,647.2)	(1,437.1)
Purchases of consolidated and unconsolidated affiliates, net of cash acquired	—	(4.9)
Net change in unsettled investment purchases and sales	38.5	(23.0)
Net acquisitions of property and equipment	(4.1)	(1.0)

Net cash provided from investing activities - continuing operations	476.5	331.2
Net cash provided from (used for) investing activities - discontinued operations	7.9	(7.4)
Net cash provided from investing activities	484.4	323.8

Cash flows from financing activities:
Repayment of debt	—	(14.0)
Repurchase of debt	(161.6)	(197.3)
Cash dividends paid to the Company’s common shareholders	(8.0)	(8.8)
Cash dividends paid to OneBeacon Ltd.’s noncontrolling common shareholders	(33.0)	(9.8)
Cash dividends paid on White Mountains Re Group, Ltd. Preference Shares	(9.4)	(9.4)
Common shares repurchased	(93.3)	(118.3)
OneBeacon Ltd. common shares repurchased and retired	—	(5.9)
Proceeds from issuances of common shares	1.0	.8
Net cash used for financing activities - continuing operations	(304.3)	(362.7)
Net cash provided from (used for) financing activities - discontinued operations	—	—

Net cash used for financing activities	(304.3)	(362.7)

Effect of exchange rate changes on cash	2.4	(2.2)

Net increase in cash during the period	46.9	13.5
Net decrease in cash from discontinued operations	(17.4)	(6.3)
Cash reclassified to assets held for Personal Lines Transaction	—	(9.1)
Cash balances at beginning of period (excludes restricted cash balances of $286.7 and $217.1)	108.3	123.9
Cash balances at end of period (excludes restricted cash balances of $345.9 and $195.4)	$137.8	$122.0

Supplemental cash flows information:
Interest paid	$(23.7)	$(30.9)
Net income tax payments to national governments	$(25.3)	$(8.5)

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

These interim consolidated financial statements include the accounts of White Mountains Insurance Group, Ltd. (the “Company” or the “Registrant”) and its subsidiaries (collectively, with the Company, “White Mountains”) and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Company is an exempted Bermuda limited liability company whose principal businesses are conducted through its property and casualty insurance and reinsurance subsidiaries and affiliates. The Company’s headquarters is located at 14 Wesley Street, Hamilton, Bermuda HM 11, its principal executive office is located at 80 South Main Street, Hanover, New Hampshire 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM 11.  White Mountains’ reportable segments are OneBeacon, White Mountains Re and Other Operations.  As discussed further in Note 2, White Mountains entered into an agreement on May 17, 2011 to sell Esurance Insurance and AFI. Accordingly, effective for June 30, 2011, Esurance has been presented as discontinued operations and assets and liabilities held for sale in the financial statements. Prior year amounts have been reclassified to conform to the current year’s presentation.  (See Note 14 for discontinued operations and assets and liabilities held for sale).

The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of U.S. based property and casualty insurance companies (collectively “OneBeacon”), most of which operate in a multi-company pool. OneBeacon is a specialty property and casualty insurance writer that offers a wide range of insurance products through independent agencies, regional and national brokers, wholesalers and managing general agencies. As of June 30, 2011 and December 31, 2010, White Mountains owned 75.5% and 76.0% of OneBeacon Ltd.’s outstanding common shares.

The White Mountains Re segment consists of White Mountains Re Ltd., an exempted Bermuda limited liability company, and its subsidiaries (collectively, “White Mountains Re”).  White Mountains Re provides insurance and reinsurance products for property, accident and health, aviation and space, trade credit, marine, casualty, and agriculture and certain other exposures on a worldwide basis through its subsidiaries, Sirius International Insurance Corporation (“WMRe Sirius”) and White Mountains Reinsurance Company of America (“WMRe America”). White Mountains Re also specializes in the acquisition and management of run-off insurance and reinsurance companies both in the United States and internationally through its White Mountains Re Solutions division.  White Mountains Re also includes Scandinavian Reinsurance Company, Ltd. (“Scandinavian Re”) and Central National Insurance Company of Omaha (“Central National”), which was acquired during the first quarter of 2010 (see Note 2), both of which are in run-off.

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

White Mountains’ discontinued operations consist of Esurance Holdings, Inc and its subsidiaries (“Esurance Insurance”) and Answer Financial Inc. and its subsidiaries (“AFI”) (collectively, “Esurance”) and the business that Esurance Insurance cedes to White Mountains Re.  Esurance Insurance writes personal auto insurance directly to customers in 30 states through its website and over the phone and also sells other lines of personal insurance for unaffiliated insurance companies.  Esurance Insurance also writes personal auto policies through select online agents and provides other insurance products through partnerships with industry leading online providers.  Esurance Insurance earns commissions and fees by referring to unaffiliated insurance companies those shoppers that it cannot underwrite because of pricing or underwriting eligibility.  AFI is one of the largest independent personal insurance agencies in the United States.  AFI sells insurance online and through call centers for both Esurance Insurance and unaffiliated companies utilizing a comparison quoting platform.

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

The percentage of the noncontrolling ownership interests in OneBeacon Ltd. at June 30, 2011 and December 31, 2010 was 24.5% and 24.0%. The increase in the noncontrolling ownership percentage during the first six months of 2011 was the result of the issuance of 630,000 restricted common shares of OneBeacon Ltd. to its CEO in May 2011 (see Note 12).

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

At June 30, 2011 and December 31, 2010, the noncontrolling equity interest in limited partnerships that are consolidated with White Mountains (Tuckerman Fund I, the Prospector Offshore Fund and the Prospector Turtle Fund) was $59.8 million and $59.7 million.  At June 30, 2011 and December 31, 2010, the noncontrolling equity interest in A.W.G. Dewar Inc, a subsidiary of OneBeacon, was $2.1 million and $3.1 million.

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

Upon adoption, White Mountains determined that its ownership interest in Tuckerman Fund II did not meet the criteria for consolidation under the revised guidance for variable interest entities and, accordingly, effective January 1, 2010, White Mountains deconsolidated its investment in Tuckerman Fund II. Upon deconsolidation, White Mountains made the fair value election for its investment in Tuckerman Fund II and recognized an adjustment to decrease opening retained earnings by $0.4 million.

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

Fair Value Measurements and Disclosures

On May 12, 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The ASU clarifies existing guidance with respect to the concepts of highest and best use and valuation premise and measuring instruments classified within a reporting entity’s shareholders’ equity.  The ASU also clarifies disclosure requirements, requiring disclosure of quantitative information about unobservable inputs used in Level 3 fair value measurements. The ASU also amends existing guidance. In circumstances where a reporting entity manages a portfolio of financial assets and liabilities based on the net market and counterparty credit risk exposures, the ASU permits determination of the fair value of those instruments to be based on the net risk exposure. In addition, the ASU permits the application of premiums or discounts to be applied in a fair value measurement to the extent that market participants would consider them in valuing the financial instruments. The ASU also expands the required disclosures for Level 3 measurements, requiring that reporting entities provide a narrative description of the sensitivity of Level 3 fair value measurements to changes in unobservable inputs and the interrelationships between those inputs, if any.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. White Mountains is currently evaluating the effect the adoption of ASU 2011-04 will have on its financial position and results of operations.

Note 2. Significant Transactions

Sale of Esurance

On May 17, 2011, White Mountains entered into a stock purchase agreement (the “SPA”) to sell Esurance Insurance and AFI to the Allstate Corporation for cash equal to $700 million plus the tangible book value at closing of the legal entities being sold (the “Esurance Sale”).  The transaction is expected to close in the fall of 2011.  It is subject to regulatory approval, continued availability of select senior management, and other customary closing conditions. As a result of entering into the SPA, Esurance Insurance and AFI are now reported as discontinued operations (see Note 14).

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

Note 3.  Loss and Loss Adjustment Expense Reserves

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activities of White Mountains’ insurance subsidiaries for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2011	2010	2011	2010
Gross beginning balance	$5,759.8	$6,660.7	$5,736.8	$6,379.2
Less beginning reinsurance recoverable on unpaid losses	(2,304.2)	(2,899.4)	(2,344.0)	(2,771.5)
Net loss and LAE reserves	3,455.6	3,761.3	3,392.8	3,607.7

Loss and LAE reserves acquired — Central National	—	—	—	17.6
Loss and LAE reserves sold — OneBeacon Personal Lines(1)	—	(231.0)	—	(231.0)

Loss and LAE incurred relating to:
Current year losses	302.7	428.3	692.5	991.7
Prior year losses	(10.3)	(26.2)	(27.5)	(37.7)
Total incurred losses and LAE	292.4	402.1	665.0	954.0

Accretion of fair value adjustment to loss and LAE reserves	2.1	2.1	4.2	4.2
Foreign currency translation adjustment to loss and LAE reserves	10.1	(22.4)	31.2	(33.2)

Loss and LAE paid relating to:
Current year losses	(87.7)	(169.6)	(135.2)	(258.4)
Prior year losses	(223.2)	(292.7)	(508.7)	(611.1)
Total loss and LAE payments	(310.9)	(462.3)	(643.9)	(869.5)

Net ending balance	3,449.3	3,449.8	3,449.3	3,449.8
Plus ending reinsurance recoverable on unpaid losses	2,193.1	2,748.1	2,193.1	2,748.1
Gross ending balance	$5,642.4	$6,197.9	$5,642.4	$6,197.9

(1)          In the second quarter of 2010, $231.0 of net loss and LAE reserves related to the Personal Lines Transaction were reclassified to net liabilities held for sale.  The Personal Lines Transaction closed in July 2010.

Loss and LAE incurred relating to prior year losses for the three and six months ended June 30, 2011

During the three and six months ended June 30, 2011, White Mountains experienced $10.3 million and $27.5 million of net favorable loss reserve development.

For the three and six months ended June 30, 2011, OneBeacon had net favorable loss reserve development of $10.1 million and $15.2 million.  The favorable loss reserve development was primarily due to lower than expected severity on losses related to professional liability lines, multiple peril liability lines and other general liability lines.

For the three months ended June 30, 2011, there was no meaningful prior year loss reserve development at White Mountains Re.  For the six months ended June 30, 2011, White Mountains Re had net favorable loss reserve development of $12.3 million, primarily due to a $9.0 million reduction from the 2010 Chilean earthquake and $9.0 million of favorable loss reserve development on a 1999 aviation loss.  This favorable loss reserve development was partially offset by $2.0 million of additions to Asbestos and Environmental reserves and $3.7 million of net unfavorable loss reserve development from other business lines, mainly marine.

Loss and LAE incurred relating to prior year losses for the three and six months ended June 30, 2010

During the three and six months ended June 30, 2010, White Mountains experienced $26.2 million and $37.7 million of net favorable loss reserve development.

For the three and six months ended June 30, 2010, OneBeacon had net favorable loss reserve development of $18.3 million and $24.3 million.  The favorable loss reserve development was primarily due to lower than expected severity on losses related to professional liability lines, commercial package business and other general liability lines. The favorable loss reserve development also included a $6.5 million release of commercial and personal auto reserves associated with participation in involuntary auto pools.

For the three and six months ended June 30, 2010, White Mountains Re had net favorable loss reserve development of $7.9 million and $13.4 million.  The favorable loss reserve development at White Mountains Re was primarily at WMRe Sirius.

Fair value adjustment to loss and LAE reserves

In connection with purchase accounting for the acquisitions of OneBeacon, Scandinavian Re and Stockbridge Insurance Company (“Stockbridge”), White Mountains was required to adjust loss and LAE reserves and the related reinsurance recoverables to fair value on their respective acquired balance sheets.  The net reduction to loss and LAE reserves is being recognized through an income statement charge ratably with and over the period the claims are settled.

White Mountains recognized $2.1 million and $4.2 million for the three and six months ended June 30, 2011, and $2.1 million and $4.2 million for the three and six months ended June 30, 2010.  As of June 30, 2011, the pre-tax un-accreted adjustment was $16.8 million.

Note 4. Third Party Reinsurance

In the normal course of business, White Mountains’ insurance and reinsurance subsidiaries may seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. White Mountains remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.

OneBeacon

At June 30, 2011, OneBeacon had $16.2 million of reinsurance recoverables on paid losses and $1,995.8 million (gross of $169.9 million in purchase accounting adjustments) that will become recoverable if claims are paid in accordance with current reserve estimates. The collectability of balances due from OneBeacon’s reinsurers is critical to OneBeacon’s financial strength because reinsurance contracts do not relieve OneBeacon of its primary obligation to its policyholders. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. Uncollectible amounts historically have not been significant.

The following table provides a listing of OneBeacon’s top reinsurers, excluding industry pools and associations, based upon recoverable amounts, the percentage of total paid and unpaid reinsurance recoverables and the reinsurer’s A.M Best Company, Inc. (“A.M. Best”) rating.

Top Reinsurers (Millions)	Balance at June 30, 2011	% of Total	A.M. Best Rating(1)
National Indemnity Company and General Reinsurance Corporation (2)	$1,491.4	74%	A++
Hanover Insurance Company	113.6	6%	A
Tokio Marine and Nichido Fire (3)	64.2	3%	A++
Tower Insurance Company	62.3	3%	A-
Munich Reinsurance America	32.5	2%	A+

(1)          A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen ratings), “A+” (Superior, which is the second highest of fifteen ratings), “A” (Excellent, which is the third highest of fifteen ratings), and “A-” (Excellent, which is the fourth highest of fifteen ratings).

(2)          Includes $193.5 of Third Party Recoverables (as defined below), which NICO (as defined below) would pay under the terms of the NICO Cover (as defined below) if they are unable to collect from third party reinsurers.

(3)          Includes $37.1 of reinsurance recoverables from various third party reinsurers that are guaranteed by Tokio Marine and Nichido Fire under the terms of a 100% quota share reinsurance agreement between Houston General Insurance Company and Tokio Marine and Nichido Fire.

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

Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables (“Third Party Recoverables”) from certain of OneBeacon’s third party reinsurers in existence at the time the NICO Cover was executed. As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. White Mountains estimates that on an incurred basis, net of Third Party Recoverables, as of June 30, 2011 it has used approximately $2.2 billion of the coverage provided by NICO.  Through June 30, 2011, $1.3 billion of these incurred losses have been paid by NICO. Since entering into the NICO Cover, approximately 8% ($182.0 million), of the $2.2 billion of utilized coverage from NICO related to uncollectible Third Party Recoverables. To the extent that actual experience differs from White Mountains’ estimate of ultimate A&E losses and Third Party Recoverables, future losses could utilize some or all of the protection remaining under the NICO Cover.

Pursuant to the GRC Cover, OneBeacon is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OneBeacon intends to only seek reimbursement from GRC for claims which result in payment patterns similar to those supporting its recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OneBeacon on its own investments. This cost, if any, is expected to be nominal.  During the three and six months ended June 30, 2011, $13.3 million and $47.1 million was collected under the GRC Cover.

Effective May 1, 2011, OneBeacon renewed its property catastrophe reinsurance program through April 30, 2012. The program provides coverage for OneBeacon’s property business as well as certain acts of terrorism. Under the program, the first $50.0 million of losses resulting from any single catastrophe are retained by OneBeacon.  The next $175.0 million of losses resulting from the catastrophe are reinsured with OneBeacon co-participating in the losses.  OneBeacon retains 26% of the losses from $50.0 million up to $100.0 million and 10% of the losses from $100.0 million up to $175.0 million. Any loss above $225.0 million is retained by OneBeacon.  In the event of a catastrophe, OneBeacon’s property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.

OneBeacon had entered into a 30% quota share agreement with a group of reinsurers that ran from January 1, 2009 through December 31, 2009, and had renewed the agreement effective January 1, 2010.  During the three and six months ended June 30, 2010, OneBeacon ceded $14.0 million and $25.6 million of written premiums from its Northeast homeowners business written through OneBeacon Insurance Company (“OBIC”) and its subsidiary companies, along with Adirondack Insurance Exchange (“Adirondack Insurance”) and New Jersey Skylands Insurance Agency (“NJSIA”) in New York and New Jersey, respectively. Effective July 1, 2010, the closing date of the Personal Lines Transaction, the agreement was amended to remove OneBeacon.

White Mountains Re

At June 30, 2011, White Mountains Re had $28.4 million of reinsurance recoverables on paid losses and $367.2 million of reinsurance that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve White Mountains Re of its obligation to its ceding companies, the collectability of balances due from its reinsurers is critical to White Mountains Re’s financial strength. White Mountains Re monitors the financial strength of its reinsurers on an ongoing basis. The following table provides a listing of White Mountains Re’s top reinsurers based upon recoverable amounts, the percentage of total paid and unpaid reinsurance recoverables and the reinsurers’ A.M. Best ratings.

Top Reinsurers (Millions)	Balance at June 30, 2011	% of Total	A.M. Best Rating (1)	% Collateralized
Olympus (2)	$44.8	11%	NR-5	100%
Lloyds of London(3)	43.7	11%	A	3%
General Reinsurance Corporation	43.3	11%	A++	2%
Swiss Re Group	39.5	10%	A	4%
Michigan Catastrophic Claims Association	15.2	4%	N/A(4)	—%

(1)          A.M. Best ratings as detailed above are: “NR-5” (Not formally followed), “A++” (Superior, which is the highest of fifteen ratings), and “A” (Excellent, which is the third highest of fifteen ratings).

(2)          Non-U.S. insurance entity. Balances are fully collateralized through funds held, letters of credit or trust agreements.

(3)          Represents the total of reinsurance recoverables due to White Mountains Re from all Lloyds Syndicates.

(4)          Michigan Catastrophic Claims Association (“MCCA”) is a non-profit unincorporated association of which every insurance company that sells automobile coverage in Michigan is required to be a member.  A.M. Best does not rate MCCA.  White Mountains Re acquired its recoverable from MCCA pursuant to its acquisition of Stockbridge.

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

Realized gains and losses resulting from sales of investment securities are accounted for using the specific identification method.  Premiums and discounts on all fixed maturity investments are accreted or amortized to income over the anticipated life of the investment.  Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized cost, which approximated fair value as of June 30, 2011 and December 31, 2010.

Other long-term investments primarily comprise White Mountains’ investments in hedge funds and private equity funds.

Net Investment Income

Pre-tax net investment income for the three and six months ended June 30, 2011 and 2010 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2011	2010	2011	2010
Investment income:
Fixed maturity investments	$42.6	$50.2	$88.5	$103.1
Short-term investments	1.6	2.3	2.3	2.8
Common equity securities	3.0	2.2	6.4	4.3
Convertible fixed maturity investments	1.1	1.9	2.6	4.0
Other long-term investments	(.2)	(.4)	.7	.5
Interest on funds held under reinsurance treaties	(.2)	(.8)	(.8)	(1.6)
Total investment income	47.9	55.4	99.7	113.1
Less third-party investment expenses	(2.1)	(2.7)	(4.4)	(4.6)
Net investment income, pre-tax	$45.8	$52.7	$95.3	$108.5

Net Realized and Unrealized Investment Gains and Losses

White Mountains recognized $57.3 million and $76.6 million of pre-tax net realized and unrealized investment gains (losses) for the three and six months ended June 30, 2011 and $11.1 million and $93.1 million for the three and six months ended June 30, 2010.

Net realized investment gains (losses)

Net realized investment gains (losses) for the three and six months ended June 30, 2011 and 2010 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2011	2010	2011	2010
Fixed maturity investments	$18.1	$7.9	$19.5	$33.4
Short-term investments	—	—	—	—
Common equity securities	15.7	17.7	17.9	20.4
Convertible fixed maturity investments	2.9	9.5	7.0	13.7
Other long-term investments	8.4	(2.6)	28.0	(5.2)
Net realized investment gains (losses), pre-tax	45.1	32.5	72.4	62.3
Income taxes attributable to realized investment gains (losses)	(11.1)	(5.0)	(23.7)	(15.6)
Net realized investment gains (losses), after-tax	$34.0	$27.5	$48.7	$46.7

Net unrealized investment gains (losses)

The following table summarizes changes in the carrying value of investments measured at fair value:

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
Millions	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings
Fixed maturities	$17.2	$25.5	$42.7	$9.2	$10.2	$19.4
Short-term investments	—	(.4)	(.4)	—	(1.0)	(1.0)
Common equity securities	(18.8)	(.1)	(18.9)	5.9	(.9)	5.0
Convertible fixed maturity investments	(6.0)	—	(6.0)	(8.1)	—	(8.1)
Other long-term investments	(6.4)	1.2	(5.2)	(7.2)	(3.9)	(11.1)
Net unrealized investment gains (losses), pre-tax	(14.0)	26.2	12.2	(.2)	4.4	4.2
Income taxes attributable to unrealized investment gains (losses)	1.9	(6.7)	(4.8)	2.1	(1.0)	1.1
Net unrealized investment gains (losses), after-tax	$(12.1)	$19.5	$7.4	$1.9	$3.4	$5.3

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
Millions	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings
Fixed maturities	$8.5	$30.9	$39.4	$33.1	$27.6	$60.7
Short-term investments	(1.6)	1.1	(.5)	—	(.8)	(.8)
Common equity securities	(46.4)	2.3	(44.1)	(32.5)	1.1	(31.4)
Convertible fixed maturity investments	(13.9)	—	(13.9)	(11.1)	—	(11.1)
Other long-term investments	(5.2)	2.9	(2.3)	11.5	1.9	13.4
Net unrealized investment gains (losses), pre-tax	(58.6)	37.2	(21.4)	1.0	29.8	30.8
Income taxes attributable to unrealized investment gains (losses)	(15.3)	9.7	(5.6)	6.4	7.4	13.8
Net unrealized investment gains (losses), after-tax	$(73.9)	$46.9	$(27.0)	$7.4	$37.2	$44.6

The following table summarizes the amount of total pre-tax gains (losses) included in earnings attributable to unrealized investment gains (losses) for Level 3 investments for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2011	2010	2011	2010
Fixed maturities	$(3.3)	$(3.4)	$(1.4)	$6.2
Common equity securities	1.3	(19.1)	(.5)	(22.5)
Convertible fixed maturities	—	—	—	—
Other long-term investments	(2.2)	(7.5)	(9.9)	28.9
Total unrealized investment gains (losses), pre-tax - Level 3 investments	$(4.2)	$(30.0)	$(11.8)	$12.6

Investment Holdings

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses and carrying values of White Mountains’ fixed maturity investments as of June 30, 2011 and December 31, 2010, were as follows:

	June 30, 2011
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$290.6	$6.1	$—	$(.5)	$296.2
Debt securities issued by corporations	2,001.9	76.4	(8.9)	(36.6)	2,032.8
Municipal obligations	3.3	—	—	—	3.3
Mortgage-backed and asset-backed securities	2,306.9	21.1	(4.8)	(15.2)	2,308.0
Foreign government, agency and provincial obligations	829.6	3.8	(.4)	(1.5)	831.5
Preferred stocks	81.0	6.3	—	(.2)	87.1
Total fixed maturity investments	$5,513.3	$113.7	$(14.1)	$(54.0)	$5,558.9

	December 31, 2010
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$385.9	$13.6	$(.8)	$—	$398.7
Debt securities issued by corporations	2,149.2	87.9	(21.1)	(37.9)	2,178.1
Municipal obligations	3.3	.1	(.1)	—	3.3
Mortgage-backed and asset-backed securities	2,082.0	18.2	(15.6)	(12.9)	2,071.7
Foreign government, agency and provincial obligations	1,053.6	7.7	(6.6)	(8.3)	1,046.4
Preferred stocks	81.9	6.1	—	(.1)	87.9
Total fixed maturity investments	$5,755.9	$133.6	$(44.2)	$(59.2)	$5,786.1

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses and carrying values of White Mountains’ common equity securities, convertible fixed maturities and other long-term investments as of June 30, 2011 and December 31, 2010, were as follows:

	June 30, 2011
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
Common equity securities	$593.0	$115.7	$(5.8)	$.9	$703.8
Convertible fixed maturities	$111.7	$9.7	$(1.7)	$—	$119.7
Other long-term investments	$301.9	$55.8	$(13.7)	$(10.7)	$333.3

	December 31, 2010
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
Common equity securities	$561.2	$105.5	$(1.5)	$1.8	$667.0
Convertible fixed maturities	$126.9	$16.2	$(.1)	$—	$143.0
Other long-term investments	$329.5	$62.4	$(13.0)	$(6.8)	$372.1

Other long-term investments

White Mountains holds investments in hedge funds and private equity funds, which are included in other long-term investments. The fair value of these investments has been estimated using the net asset value of the funds. At June 30, 2011, White Mountains held investments in 17 hedge funds and 33 private equity funds.  The decrease in the fair value of hedge funds and private equity funds is due to net redemptions during the period.   The largest investment in a single fund was $34.3 million at June 30, 2011. The following table summarizes investments in hedge funds and private equity interests by investment objective and sector at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Hedge funds
Long/short equity	$51.1	$—	$50.4	$—
Long/short credit & distressed	35.3	—	34.1	—
Long diversified strategies	23.8	—	24.0	—
Long/short equity REIT	14.9	—	25.2	—
Long/short equity activist	13.1	—	16.9	—
Long bank loan	.9	—	5.1	—
Total hedge funds	139.1	—	155.7	—

Private equity funds
Distressed residential real estate	34.3	—	49.2	—
Energy infrastructure & services	27.5	9.9	24.2	10.8
Multi-sector	26.8	9.1	26.0	10.6
Manufacturing/Industrial	14.1	—	17.9	—
Private equity secondaries	11.2	4.0	10.4	4.4
Real estate	9.8	4.2	9.1	4.6
International multi-sector, Europe	8.3	5.1	10.5	5.3
International multi-sector, Asia	3.8	2.7	4.9	2.7
Insurance	3.6	41.3	3.9	41.3
Venture capital	2.6	.5	2.2	1.0
Healthcare	2.4	7.0	1.5	8.0
Total private equity funds	144.4	83.8	159.8	88.7

Total hedge and private equity funds included in other long-term investments	$283.5	$83.8	$315.5	$88.7

Redemption of investments in certain hedge funds is subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions.  Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. The following summarizes the June 30, 2011 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Notice Period
Millions Redemption frequency	30-59 days notice	60-89 days notice	90-119 days notice	120+ days notice	Total
Monthly	$—	$—	$—	$5.7	$5.7
Quarterly	27.7	32.9	20.1	—	80.7
Semi-annual	—	5.5	—	14.9	20.4
Annual	23.7	—	7.7	.9	32.3
Total	$51.4	$38.4	$27.8	$21.5	$139.1

Certain of the hedge fund investments in which White Mountains is invested are no longer active and are in process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund’s underlying investments are liquidated.  At June 30, 2011, distributions of $3.6 million were outstanding from these investments. The actual amount of the final distribution remittances remain subject to market fluctuations. The date at which such remittances will be received is not determinable at June 30, 2011.

White Mountains has also submitted redemption requests for certain of its investments in active hedge funds.  At June 30, 2011 redemptions of $2.2 million are outstanding. The date at which such remittances will be received is not determinable at June 30, 2011. Redemptions are recorded as receivables when approved by the hedge funds and no longer subject to market fluctuations.

Investments in private equity funds are generally subject to a “lock-up” period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investments. In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors. At June 30, 2011, investments in private equity funds were subject to lock-up periods as follows:

Millions	1-3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private Equity Funds — expected lock-up period remaining	$50.8	$—	$79.5	$14.1	$144.4

Fair value measurements at June 30, 2011

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

In addition to the investments described above, White Mountains has $86.4 million and $77.8 million of investment-related liabilities recorded at fair value and included in other liabilities as of June 30, 2011 and December 31, 2010.  These liabilities relate to securities that have been sold short by limited partnerships in which White Mountains has investments and is required to consolidate under GAAP.  All of the liabilities included have a Level 1 designation.

Fair Value Measurements by Level

The following tables summarize White Mountains’ fair value measurements for investments at June 30, 2011 and December 31, 2010, by level. The fair value measurements for derivative assets associated with White Mountains’ variable annuity reinsurance business are presented in Note 8.

	June 30, 2011
Millions	Fair value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturities:
US Government and agency obligations	$296.2	$286.6	$9.6	$—

Debt securities issued by corporations:
Consumer	708.6	—	708.6	—
Industrial	452.7	—	452.7	—
Financials	239.7	6.4	233.3	—
Communications	220.5	—	220.5	—
Energy	87.5	—	87.5	—
Basic materials	159.4	—	159.4	—
Utilities	141.9	—	141.9	—
Technology	22.5	—	22.5	—
Total debt securities issued by corporations:	2,032.8	6.4	2,026.4	—

Municipal obligations	3.3	—	3.3	—
Mortgage-backed and asset-backed securities	2,308.0	—	2,255.2	52.8
Foreign government, agency and provincial obligations	831.5	83.9	747.6	—
Preferred stocks	87.1	—	16.9	70.2
Total fixed maturities	5,558.9	376.9	5,059.0	123.0

Short-term investments	813.5	723.4	90.1	—

Common equity securities:
Financials	239.6	169.4	.6	69.6
Consumer	150.8	149.1	1.2	.5
Basic materials	91.7	90.5	1.2	—
Energy	64.6	64.6	—	—
Utilities	46.3	42.3	—	4.0
Technology	34.4	33.5	.9	—
Other	76.4	18.1	57.9	.4
Total common equity securities	703.8	567.5	61.8	74.5

Convertible fixed maturity investments	119.7	—	119.7	—
Other long-term investments(1)	298.0	—	—	298.0
Total investments	$7,493.9	$1,667.8	$5,330.6	$495.5

(1)          Excludes carrying value of $35.3 associated with other long-term investment limited partnerships accounted for using the equity method.

	December 31, 2010
Millions	Fair value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

Fixed maturities:
US Government and agency obligations	$398.7	$388.9	$9.8	$—

Debt securities issued by corporations:
Consumer	769.0	—	769.0	—
Industrial	511.3	—	511.3	—
Financials	265.8	6.3	259.5	—
Communications	226.3	—	226.3	—
Basic materials	125.3	—	125.3	—
Utilities	106.7	—	106.7	—
Energy	151.5	—	151.5	—
Technology	22.1	—	22.1	—
Total debt securities issued by corporations:	2,178.0	6.3	2,171.7	—

Municipal obligations	3.3	—	3.3
Mortgage-backed and asset-backed securities	2,071.7	—	2,014.7	57.0
Foreign government, agency and provincial obligations	1,046.5	82.6	963.9	—
Preferred stocks	87.9	—	16.5	71.4
Total fixed maturities	5,786.1	477.8	5,179.9	128.4

Short-term investments	975.3	878.7	96.6	—

Common equity securities:
Financials	221.6	152.6	1.2	67.8
Consumer	123.3	122.5	.8	—
Basic materials	98.8	97.1	1.7	—
Energy	60.2	60.2	—	—
Utilities	47.6	44.6	—	3.0
Technology	31.8	30.4	1.4	—
Other	83.7	30.5	52.8	.4
Total common equity securities	667.0	537.9	57.9	71.2

Convertible fixed maturity investments	143.0	—	143.0	—
Other long-term investments(1)	330.2	—	—	330.2
Total investments	$7,901.6	$1,894.4	$5,477.4	$529.8

(1)          Excludes carrying value of $41.9 associated with other long-term investment limited partnerships accounted for using the equity method.

Debt securities issued by corporations

The following table summarizes the ratings of the corporate debt securities held in White Mountains’ investment portfolio as of June 30, 2011 and December 31, 2010:

Millions	June 30, 2011	December 31, 2010
AAA	$—	$—
AA	114.2	210.0
A	846.1	833.7
BBB	1,050.0	1,109.1
BB	15.6	24.5
Other	6.9	.7
Debt securities issued by corporations	$2,032.8	$2,178.0

Mortgage-backed, Asset-backed Securities

White Mountains purchases commercial and residential mortgage-backed securities with the goal of maximizing risk adjusted returns in the context of a diversified portfolio. White Mountains’ non-agency commercial mortgage-backed portfolio (“CMBS”) is generally short tenor, fixed rate and structurally senior, with more than 20 points of subordination on average for fixed rate CMBS and more than 60 points of subordination on average for floating rate CMBS as of June 30, 2011.  In general, subordination represents the percentage principal loss on the underlying collateral that would be absorbed by other securities lower in the capital structure before the more senior security incurs any loss. White Mountains believes these levels of protection will mitigate the risk of loss tied to the refinancing challenges facing the commercial real estate market.  As of June 30, 2011, on average approximately 1% of the underlying loans were reported as non-performing for all non-agency CMBS held by White Mountains. White Mountains is not an originator of residential mortgage loans and did not hold any residential mortgage-backed securities (“RMBS”) categorized as sub-prime as of June 30, 2011.  White Mountains’ investments in hedge funds and private equities contain negligible amounts of sub-prime mortgage-backed securities at June 30, 2011. White Mountains considers sub-prime mortgage-backed securities as those that have underlying loan pools that exhibit weak credit characteristics, or those that are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., White Mountains considers investments backed primarily by second-liens to be a sub-prime risk regardless of credit scores or other metrics).

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

	June 30, 2011			December 31, 2010
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
GNMA	$1,222.8	$1,170.7	$52.1	$1,143.6	$1,102.7	$40.9
FNMA	264.4	263.7	.7	234.9	234.9	—
FHLMC	67.5	67.5	—	39.1	39.1	—
Total Agency(1)	1,554.7	1,501.9	52.8	1,417.6	1,376.7	40.9
Non-agency:
Residential	108.1	108.1	—	90.6	74.5	16.1
Commercial	111.4	111.4	—	87.0	87.0	—
Total Non-agency	219.5	219.5	—	177.6	161.5	16.1

Total mortgage-backed securities	1,774.2	1,721.4	52.8	1,595.2	1,538.2	57.0
Other asset-backed securities:
Credit card receivables	223.7	223.7	—	248.3	248.3	—
Vehicle receivables	285.8	285.8	—	228.1	228.1	—
Other	24.3	24.3	—	.1	.1	—
Total other asset-backed securities	533.8	533.8	—	476.5	476.5	—
Total mortgage and asset-backed securities	$2,308.0	$2,255.2	$52.8	$2,071.7	$2,014.7	$57.0

(1)          Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities

The security issuance years of White Mountains’ investments in non-agency RMBS and non-agency CMBS securities as of June 30, 2011 are as follows:

		Security Issuance Year
Millions	Fair Value	2003	2005	2006	2007	2010	2011
Non-agency RMBS	$108.1	$3.8	$—	$42.6	$29.6	$10.5	$21.6
Non-agency CMBS	111.4	3.0	22.8	—	16.4	—	69.2
Total	$219.5	$6.8	$22.8	$42.6	$46.0	$10.5	$90.8

Non-agency Residential Mortgage-backed Securities

The classification of the underlying collateral quality and the tranche levels of White Mountains non-agency RMBS securities are as follows as of June 30, 2011:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate(3)
Prime	$90.1	$27.2	$62.9	$—
Non-prime	18.0	17.1	.9	—
Sub-prime	—	—	—	—
Total	$108.1	$44.3	$63.8	$—

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

Non-agency Commercial Mortgage-backed Securities

The amount of fixed and floating rate securities and their tranche levels of White Mountains’ non-agency CMBS securities are as follows as of June 30, 2011:

Millions	Fair Value	Super Senior (1)	Senior(2)	Subordinate(3)
Fixed rate CMBS	$80.5	$8.4	$72.1	$—
Floating rate CMBS	30.9	30.9	—	—
Total	$111.4	$39.3	$72.1	$—

(1)          At issuance, Super Senior were rated AAA by Standard & Poor’s and were senior to other AAA bonds.

(2)          At issuance, Senior were rated AAA by Standard & Poor’s or Aaa by Moody’s and were senior to non-AAA or non-Aaa bonds.

(3)          At issuance, Subordinate were not rated AAA by Standard & Poor’s and were junior to AAA bonds.

Rollforward of Fair Value Measurements by Level

White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturities, common equity securities, convertible fixed maturities and other long-term investments at June 30, 2011 are comprised of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.

The following table summarizes the changes in White Mountains’ fair value measurements by level for the six months ended June 30, 2011:

			Level 3 Investments
Millions	Level 1 Investments	Level 2 Investments	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other long- term investments		Total
Balance at January 1, 2011	$1,894.4	$5,477.4	$128.4	$71.2	$—	$330.2	(1)	$7,901.6 (1)
Total realized and unrealized gains (losses)	21.9	38.8	(1.6)	(1.6)	—	13.5		71.0
Foreign currency gains (losses) through OCI and other revenue	6.6	65.7	—	1.0	—	5.5		78.8
Amortization/Accretion	2.3	(27.8)	—	—	—	—		(25.5)
Purchases	4,058.3	2,796.9	52.7	3.9	—	25.8		6,937.6
Sales	(4,315.7)	(3,076.9)	—	—	—	(77.0)		(7,469.6)
Transfers in	—	57.5	1.0	—	—	—		58.5
Transfers out	—	(1.0)	(57.5)	—	—	—		(58.5)
Balance at June 30, 2011	$1,667.8	$5,330.6	$123.0	$74.5	$—	$298.0	(1)	$7,493.9 (1)

(1)          Excludes carrying value of $35.3 and $41.9 at June 30, 2011 and January 1, 2011 associated with other long-term investment limited partnerships accounted for using the equity method.

Fair Value Measurements — transfers between levels - Six-month period ended June 30, 2011

During the first six months of 2011, three securities which had been classified as Level 3 measurements at January 1, 2011 were recategorized as Level 2 measurements because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available at June 30, 2011. These measurements comprise “Transfers out” of Level 3 and “Transfers in” to Level 2 of $57.5 million in fixed maturities for the period ended June 30, 2011. One security that was classified as a Level 2 investment at January 1, 2011 was priced with unobservable inputs during the current period and represents the “Transfers in” of $1.0 million in Level 3 investments.  The fair value of this security was estimated using industry standard pricing models, in which management selected inputs using its best judgment.  The security is considered to be Level 3 because the measurements are not directly observable. At June 30, 2011, the estimated fair value for this security determined using the industry standard pricing models was $0.8 million less than the estimated fair value based upon quoted prices provided by a third party.

Note 6.  Debt

White Mountains’ debt outstanding as of June 30, 2011 and December 31, 2010 consisted of the following:

Millions	June 30, 2011	December 31, 2010
OBH Senior Notes, at face value	$269.9	$419.9
Unamortized original issue discount	(.2)	(.3)
OBH Senior Notes, carrying value	269.7	419.6

WMRe Senior Notes, at face value	400.0	400.0
Unamortized original issue discount	(.7)	(.8)
WMRe Senior Notes, carrying value	399.3	399.2

WTM Bank Facility	—	—
Total debt	$669.0	$818.8

OBH Senior Notes

In April 2011, OneBeacon U.S. Holdings, Inc. (“OBH”) completed a cash tender offer for $150.0 million in aggregate principal amount of OBH Senior Notes for $161.6 million, which resulted in a $12.0 million loss, including transaction fees.

On June 1, 2010, through a cash tender offer, OBH purchased and retired $156.4 million aggregate principal amount of the OBH Senior Notes for an aggregate purchase price of $165.4 million, which resulted in a $9.6 million loss.

During 2010, in addition to the cash tender offer, OBH repurchased and retired $29.7 million of outstanding OBH Senior Notes for $30.8 million, which resulted in a $1.2 million loss and OBIC purchased $1.1 million of outstanding OBH Senior Notes for $1.1 million.

At June 30, 2011, White Mountains and OneBeacon were in compliance with all of the covenants under the OBH Senior Notes.

Bank Facility

White Mountains has a revolving credit facility with a syndicate of lenders administered by Bank of America, N.A. with a total commitment of $475.0 million (the “WTM Bank Facility”). As of June 30, 2011, the WTM Bank Facility was undrawn.

At June 30, 2011, White Mountains was in compliance with all of the covenants under the WTM Bank Facility.

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

White Mountains’ income tax expense for the three months ended June 30, 2011 represented an effective tax rate of 27.6% which differed from the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States.  White Mountains’ effective tax rate for the first six months of 2011 was not meaningful as pre-tax loss was near break-even ($0.2 million).

White Mountains’ effective tax rate for the three months ended June 30, 2010 was not meaningful as pre-tax income was near break-even ($4.0 million).  White Mountains’ income tax benefit for the six months ended June 30, 2010 represented an effective tax rate of 11.4% which differed from the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States and recognition of a tax benefit related to the Personal Lines Transaction, partially offset by an increase in the valuation allowance for the insurance reciprocals.

In arriving at the effective tax rate for the three and six months ended June 30, 2011 and 2010, White Mountains forecasted the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2011 and 2010 and included these gains (losses) in the effective tax rate calculation pursuant to ASC 740-270.

White Mountains records a valuation allowance against deferred tax assets if it becomes more likely than not that all or a portion of a deferred tax asset will not be realized.  In determining whether a valuation allowance, or change therein, is warranted, White Mountains considers factors such as prior earnings history, expected future earnings, carry-back and carry-forward periods and strategies that if executed would result in the realization of a deferred tax asset.  As of June 30, 2011, the net U.S. deferred tax assets were $322.5 million which includes $74.4 million recorded as assets held for sale.  During the next twelve months, it is possible that certain planning strategies will no longer be sufficient to utilize the entire deferred tax asset, which could result in material changes to White Mountains’ valuation allowance on deferred tax assets and tax expense.  Utilization of the deferred tax asset is dependent on future profitability and generation of net capital gains.

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

The IRS is conducting an examination of income tax returns for 2006 and 2007 for certain U.S. subsidiaries of White Mountains Re.  Due to the uncertainty of the outcome of this on-going IRS examination, White Mountains cannot estimate the range of reasonably possible changes to its unrecognized tax benefits at this time.  However, White Mountains does not expect to receive any adjustments that would result in a material change to its financial position.

The IRS also examined the U.S. income tax return filed by WM Belvaux S.à r.l., a Luxembourg subsidiary, for tax year 2007. On May 3, 2011, the exam was completed with no proposed adjustments.

Note 8. Variable Annuity Reinsurance

White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. At June 30, 2011 and December 31, 2010, the total guarantee value was approximately ¥235.3 billion (approximately $2.9 billion at exchange rates on that date) and ¥237.4 billion (approximately $2.9 billion at exchange rates on that date). The collective account values of the underlying variable annuities were approximately 83% and 82% of the guarantee value at June 30, 2011 and December 31, 2010.  The following table summarizes the pre-tax operating results of WM Life Re for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2011	2010	2011	2010
Fees, included in other revenues	$8.0	$7.2	$15.9	$14.5
Change in fair value of variable annuity liability, included in other revenues	(35.9)	(186.2)	16.4	(151.2)
Change in fair value of derivatives, included in other revenues	22.0	172.8	(43.5)	130.5
Foreign exchange, included in other revenues	6.9	7.7	2.3	5.6
Other investment income and gains (losses)	(.2)	(.2)	(.6)	(.5)
Total revenues	.8	1.3	(9.5)	(1.1)
Change in fair value of variable annuity death benefit liabilities, included in other expenses	(.5)	(8.1)	2.5	(6.1)
Death benefit claims paid, included in other expenses	(.7)	(.4)	(1.7)	(.8)
General and administrative expenses	(1.4)	(1.4)	(2.1)	(3.6)
Pre-tax (loss) income	$(1.8)	$(8.6)	$(10.8)	$(11.6)

All of White Mountains’ variable annuity reinsurance liabilities were classified as Level 3 measurements at June 30, 2011. The following table summarizes the changes in White Mountains’ variable annuity reinsurance liabilities and derivative instruments for the three and six month periods ended June 30, 2011:

	Variable Annuity (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total (4)
Balance at January 1, 2011	$(610.2)	$275.3	$72.2	$—	$347.5
Purchases	—	5.0	—	—	5.0
Realized and unrealized gains (losses)	18.9	(18.5)	(8.2)	(16.8)	(43.5)
Transfers in (out)	—	—	—	—	—
Sales/settlements	—	(29.1)	(15.8)	4.9	(40.0)
Balance at June 30, 2011	$(591.3)	$232.7	$48.2	$(11.9)	$269.0

	Variable Annuity (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total (4)
Balance at March 31, 2011	$(554.9)	$226.0	$54.8	$7.3	$288.1
Purchases	—	—	—	—	—
Realized and unrealized gains (losses)	(36.4)	6.7	12.5	2.8	22.0
Transfers in (out)	—	—	—	—	—
Sales/settlements	—	—	(19.1)	(22.0)	(41.1)
Balance at June 30, 2011	$(591.3)	$232.7	$48.2	$(11.9)	$269.0

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

(4)          In addition to derivative instruments, WM Life Re held cash, short-term and fixed maturity investments of $370.5 at June 30, 2011 posted as collateral to its reinsurance counterparties.

The following summarizes realized and unrealized derivative gains (losses) recognized in other revenues for the three and six months ended June 30, 2011 and 2010 and the carrying values, included in other assets, at June 30, 2011 and December 31, 2010, by type of instrument:

	Three Months Ended		Six Months Ended		Carrying Value
	June 30,		June 30,		June 30,	December 31,
Millions	2011	2010	2011	2010	2011	2010
Fixed income/Interest rate	$(6.3)	$19.2	$(12.5)	$23.4	$48.8	$43.9
Foreign exchange	17.1	74.5	(30.2)	68.5	161.2	225.3
Equity	11.2	79.1	(.8)	38.6	59.0	78.3
Total	$22.0	$172.8	$(43.5)	$130.5	$269.0	$347.5

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

Millions	June 30, 2011	December 31, 2010
Short-term investments	$51.6	$52.4
Fixed maturity securities	1.0	48.6
Total	$52.6	$101.0

Collateral held by or provided by WM Life Re in the form of fixed maturity securities comprise U.S. Treasury securities, which are recorded at fair value. Collateral in the form of short-term investments consists of money-market instruments, carried at amortized cost, which approximates fair value.  The following summarizes the value, collateral provided (held) by WM Life Re and net exposure  to credit losses on OTC derivative instruments recorded within other assets:

Millions	June 30, 2011	December 31, 2010
OTC derivative instruments(1)	$284.2	$351.5
Collateral held	(52.6)	(101.0)
Collateral provided	35.4	25.3
Net exposure to credit losses on fair value of OTC instruments	$267.0	$275.8

(1)          Value of OTC derivative instruments as of June 30, 2011 and December 31, 2010 excludes adjustments for counterparty credit risk of $(3.3) and $(4.0) included in fair value under GAAP.

The following table summarizes uncollateralized amounts due under WM Life Re’s OTC derivative contracts:

Millions	Uncollateralized balance as of June 30, 2011	S&P Rating(1)

Citigroup (3)	$73.5	A
Royal Bank of Scotland	73.4	A
Bank of America	50.1	A
Barclays	25.9	A+
Goldman Sachs(3)	9.8	A
Other	34.3	(2)
Total	$267.0

(1)          Standard & Poor’s (“S&P”) ratings as detailed above are: “A+” (which is the fifth highest of twenty-one creditworthiness ratings) and “A” (which is the sixth highest of twenty-one creditworthiness ratings).

(2)          The S&P ratings of the counterparties included in “Other” were “AA” (Very Strong, which is the third highest of twenty-one creditworthiness ratings) (17%), “A+” (27%) and “BBB+” (Adequate, which is the eighth highest of twenty-one creditworthiness ratings) (56%).

(3)          Collateral provided (held) calculated under master netting agreement.

The OTC derivative contracts are subject to restrictions on liquidation of the instruments and distribution of proceeds under collateral agreements.  In addition, WM Life Re held cash, short-term and fixed maturity investments posted as collateral to its reinsurance counterparties.  The additional collateral comprises the following:

Millions	June 30, 2011	December 31, 2010
Cash	$345.9	$291.1
Short-term investments	13.2	31.6
Fixed maturity investments	11.4	3.3
Total	$370.5	$326.0

Note 9. Earnings (Loss) Per Share

Basic earnings (loss) per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities. Diluted earnings (loss) per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding. The following table outlines the Company’s computation of earnings (loss) per share for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’ common shareholders	$12.0	$.7	$(19.4)	$(36.3)
Dividends declared and paid	—	—	(8.0)	(8.8)
Undistributed earnings (loss)	$12.0	$.7	$(27.4)	$(45.1)
Basic earnings per share denominators (in thousands):
Average common shares outstanding during the period	7,886	8,571	7,930	8,656
Average unvested restricted shares (1)	73	100	65	96
Basic earnings (loss) per share denominator	7,959	8,671	7,995	8,752
Diluted earnings per share denominator (in thousands):
Average common shares outstanding during the period	7,886	8,571	7,930	8,656
Average unvested restricted shares (1)	73	100	65	96
Average outstanding dilutive options to acquire common shares (2)	—	—	—	—
Diluted earnings (loss) per share denominator	7,959	8,671	7,995	8,752
Basic earnings per share (in dollars):
Net income (loss) attributable to White Mountains’ common shareholders	$1.51	$.08	$(2.42)	$(4.15)
Dividends declared and paid	—	—	(1.00)	(1.00)
Undistributed earnings (loss) per share	$1.51	$.08	$(3.42)	$(5.15)
Diluted earnings per share (in dollars)
Net income (loss) attributable to White Mountains’ common shareholders	$1.51	$.08	$(2.42)	$(4.15)
Dividends declared and paid	—	—	(1.00)	(1.00)
Undistributed earnings (loss) per share	$1.51	$.08	$(3.42)	$(5.15)

(1)    Restricted shares outstanding vest either in equal annual installments, upon a stated date or upon the occurrence of a specified event (see Note 12).

(2)    The diluted earnings (loss) per share denominator for the three and six months ended June 30, 2010 does not include common shares issuable upon exercise of incentive options as they are anti-dilutive to the calculation.

Note 10. Segment Information

White Mountains has determined that its reportable segments are OneBeacon, White Mountains Re and Other Operations. As a result of the Esurance Sale, the results of operations for Esurance have been classified as discontinued operations and are now presented, net of related income taxes, as such in the statement of comprehensive income. Prior year amounts have been reclassified to conform to the current period’s presentation (See Note 14).

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

		White	Other
Millions	OneBeacon	Mountains Re	Operations	Total
Three months ended June 30, 2011
Earned insurance and reinsurance premiums	$265.0	$230.8	$—	$495.8
Net investment income	18.7	22.7	4.4	45.8
Net realized and unrealized investment gains	11.0	45.5	.8	57.3
Other revenue	(11.5)	(24.0)	7.7	(27.8)
Total revenues	283.2	275.0	12.9	571.1
Losses and loss adjustment expenses	151.8	140.6	—	292.4
Insurance and reinsurance acquisition expenses	55.4	45.0	—	100.4
Other underwriting expenses	47.5	27.3	—	74.8
General and administrative expenses	2.6	9.2	44.4	56.2
Interest expense on debt	6.0	6.6	.3	12.9
Total expenses	263.3	228.7	44.7	536.7
Pre-tax income (loss)	$19.9	$46.3	$(31.8)	$34.4

		White	Other
Millions	OneBeacon	Mountains Re	Operations	Total
Three months ended June 30, 2010
Earned insurance and reinsurance premiums	$428.3	$221.1	$—	$649.4
Net investment income	25.0	24.2	3.5	52.7
Net realized and unrealized investment (losses) gains	(14.4)	25.8	(.3)	11.1
Other revenue	(10.0)	(13.3)	(.3)	(23.6)
Total revenues	428.9	257.8	2.9	689.6
Losses and loss adjustment expenses	261.9	140.2	—	402.1
Insurance and reinsurance acquisition expenses	91.3	43.3	—	134.6
Other underwriting expenses	58.5	23.4	—	81.9
General and administrative expenses	3.0	9.0	40.3	52.3
Interest expense on debt	7.9	6.5	.3	14.7
Total expenses	422.6	222.4	40.6	685.6
Pre-tax income (loss)	$6.3	$35.4	$(37.7)	$4.0

		White	Other
Millions	OneBeacon	Mountains Re	Operations	Total
Six months ended June 30, 2011
Earned insurance and reinsurance premiums	$528.5	$453.5	$—	$982.0
Net investment income	39.7	46.2	9.4	95.3
Net realized and unrealized investment gains	34.1	37.9	4.6	76.6
Other revenue	(10.7)	(27.6)	3.5	(34.8)
Total revenues	591.6	510.0	17.5	1,119.1
Losses and loss adjustment expenses	296.4	368.6	—	665.0
Insurance and reinsurance acquisition expenses	106.4	86.7	—	193.1
Other underwriting expenses	99.9	51.1	—	151.0
General and administrative expenses	4.9	15.9	63.4	84.2
Interest expense on debt	12.3	13.1	.6	26.0
Total expenses	519.9	535.4	64.0	1,119.3
Pre-tax income (loss)	$71.7	$(25.4)	$(46.5)	$(.2)

		White	Other
Millions	OneBeacon	Mountains Re	Operations	Total
Six months ended June 30, 2010
Earned insurance and reinsurance premiums	$881.5	$433.7	$—	$1,315.2
Net investment income	53.3	48.3	6.9	108.5
Net realized and unrealized investment gains (losses)	28.0	65.5	(.4)	93.1
Other revenue	(10.8)	(6.9)	4.2	(13.5)
Total revenues	952.0	540.6	10.7	1,503.3
Losses and loss adjustment expenses	595.6	358.4	—	954.0
Insurance and reinsurance acquisition expenses	188.8	84.8	—	273.6
Other underwriting expenses	132.7	44.8	—	177.5
General and administrative expenses	7.3	18.4	61.7	87.4
Interest expense on debt	17.0	13.4	.6	31.0
Total expenses	941.4	519.8	62.3	1,523.5
Pre-tax income (loss)	$10.6	$20.8	$(51.6)	$(20.2)

Note 11. Investments in Unconsolidated Affiliates

White Mountains’ investments in unconsolidated affiliates represent investments in other companies in which White Mountains has a significant voting and economic interest but does not control the entity.

Millions	June 30, 2011	December 31, 2010
Symetra common shares	$388.5	$350.4
Symetra warrants	32.5	37.1
Total investment in Symetra	421.0	387.5

Pentelia Capital Management	1.9	2.2
Total investments in unconsolidated affiliates	$422.9	$389.7

Symetra

At June 30, 2011 and December 31, 2010, White Mountains owned 17.4 million common shares of Symetra and warrants to acquire an additional 9.5 million common shares. White Mountains accounts for its investment in common shares of Symetra using the equity method and accounts for its Symetra warrants as derivatives with changes in fair value recognized as a gain or loss through other revenues.  White Mountains uses a Black Scholes valuation model to determine the fair value of the Symetra warrants.  The major assumptions used in valuing the Symetra warrants at June 30, 2011 were a risk free rate of 0.84%, volatility of 25%, an expected life of 3.08 years, a strike price of $11.49 per share and a share price of $13.43 per share. Symetra’s warrants are not publicly traded. Accordingly, the fair value measurement of the warrants is based on observable and unobservable inputs.  Due to an insufficient history of Symetra’s volatility, it is classified as a Level 3 measurement.

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

The following table summarizes amounts recorded by White Mountains relating to its investment in Symetra for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Common			Common
Millions	Shares	Warrants	Total	Shares		Warrants	Total
Carrying value of investment in Symetra as of March 31	$356.9	$35.9	$392.8	$290.5		$38.5	$329.0
Equity in earnings of Symetra (1)	8.6	—	8.6	5.3	(3)	—	5.3
Net unrealized gains from Symetra’s fixed maturity portfolio	24.0	—	24.0	50.0		—	50.0
Dividends received	(1.0)	—	(1.0)	(.9)		—	(.9)
(Decrease) increase in value of warrants	—	(3.4)	(3.4)	—		(10.9)	(10.9)
Carrying value of investment in Symetra as June 30 (2)	$388.5	$32.5	$421.0	$344.9		$27.6	$372.5

(1)   Equity in earnings excludes tax expense of $0.7 and $0.

(2)   Includes White Mountains’ equity in net unrealized gains from Symetra’s fixed maturity portfolio of $87.7 and $74.0 as of June 30, 2011 and 2010, which exclude tax expense of $7.1 and $0.

(3)   Includes a $0.3 loss from the dilutive effect of Symetra’s quarterly dividend and the issuance of restricted shares by Symetra.

The following table summarizes amounts recorded by White Mountains relating to its investment in Symetra for the six months ended June 30, 2011 and 2010:

	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
	Common			Common
Millions	Shares	Warrants	Total	Shares		Warrants	Total
Carrying value of investment in Symetra as of December 31	$350.4	$37.1	$387.5	$269.2		$38.5	$307.7
Equity in earnings of Symetra (1)	15.9	—	15.9	(6.2)	(3)	—	(6.2)
Net unrealized gains from Symetra’s fixed maturity portfolio	24.1	—	24.1	82.8	(4)	—	82.8
Dividends received	(1.9)	—	(1.9)	(.9)		—	(.9)
(Decrease) increase in value of warrants	—	(4.6)	(4.6)	—		(10.9)	(10.9)
Carrying value of investment in Symetra as June 30 (2)	$388.5	$32.5	$421.0	$344.9		$27.6	$372.5

(1)         Equity in earnings excludes tax expense of $1.3 and $0.

(2)         Includes White Mountains’ equity in net unrealized gains from Symetra’s fixed maturity portfolio of $87.7 and $74.0 as of June 30, 2011 and 2010, which exclude tax expense of $7.1 and $0.

(3)         Includes a $17.9 loss from the dilutive effect of Symetra’s initial public offering and a $0.6 loss from the dilutive effect of Symetra’s quarterly dividend and issuance of restricted shares by Symetra.

(4)         Includes a $1.9 gain from the effect of Symetra’s initial public offering.

During the three and six months ended June 30, 2011, White Mountains received cash dividends from Symetra of $1.0 million and $1.9 million on its common share investment that was recorded as a reduction of White Mountains’ investment in Symetra.  During the three and six months ended June 30, 2011, White Mountains also received cash dividends from Symetra of $0.6 million and $1.0 million on its investment in Symetra warrants that was recorded in net investment income.

The aggregate value of White Mountains’ common shares of Symetra was $233.7 million based upon the quoted market price of $13.43 at June 30, 2011.

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

Share-Based Compensation Based on White Mountains Common Shares

WTM Performance Shares

Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Performance share awards vest, subject to the attainment of performance goals, at the end of a three-year period and are valued based on the market value of common shares at the time awards are paid. The following table summarizes performance share activity for the three and six months ended June 30, 2011 and 2010 for WTM performance shares granted under the WTM Incentive Plan and phantom WTM performance shares granted under subsidiary plans (“WTM Phantom Share Plans”):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	149,820	$35.6	163,220	$17.3	163,184	$29.4	172,454	$12.2
Shares expired (1)	—	—	—	—	(51,131)	—	(49,127)	—
New grants	250	—	—	—	37,675	—	47,880	—
Assumed forfeitures and cancellations (2)	(6)	(.5)	—	—	336	(.6)	(7,987)	(.3)
Expense recognized	—	21.4	—	2.9		27.7	—	8.3
Ending June 30,	150,064	$56.5	163,220	$20.2	150,064	$56.5	163,220	$20.2

(1)         There were no payments made in 2011 and 2010 for the 2008-2010 and 2007-2009 performance cycles; those performance shares did not meet the threshold performance goals and expired.

(2)         Amounts include changes in assumed forfeitures, as required under GAAP.

If 100% of the outstanding WTM performance shares had vested on June 30, 2011, the total additional compensation cost to be recognized would have been $35.9 million, based on accrual factors at June 30, 2011 (common share price and payout assumptions).

Performance shares granted under the WTM Incentive Plan

The following table summarizes performance shares outstanding and accrued expense for performance shares awarded under the Incentive Plan at June 30, 2011 for each performance cycle:

	Target WTM
	Performance
	Shares	Accrued
Millions, except share amounts	Outstanding	Expense
Performance cycle:
2009 — 2011	60,410	$36.6
2010 — 2012	42,890	11.7
2011 — 2013	37,675	3.2
Sub-total	140,975	51.5
Assumed forfeitures	(3,524)	(1.3)
Total at June 30, 2011	137,451	$50.2

Phantom Performance Shares granted under Phantom Performance Share Plans

The following table summarizes phantom WTM performance shares outstanding and accrued expense for grants made under the Phantom Performance Share Plans at June 30, 2011 for each performance cycle:

	Target WTM
	Phantom
	Performance
	Shares	Accrued
Millions, except share amounts	Outstanding	Expense
Performance cycle:
2009 — 2011	7,947	$4.9
2010 — 2012	4,990	1.5
2011 — 2013(1)	—	—
Sub-total	12,937	6.4
Assumed forfeitures	(324)	(.1)
Total at June 30, 2011	12,613	$6.3

(1)          All performance shares for the 2011-2013 performance cycle were granted from the WTM Incentive Plan

Restricted Shares

At June 30, 2011 and 2010, the Company had 73,500 and 98,750 unvested restricted shares outstanding. The following outlines the unrecognized compensation cost associated with the outstanding restricted share awards for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	73,250	$21.7	98,750	$27.6	46,250	$14.1	91,900	$23.7
Issued	250.1		—	—	27,250	9.9	19,750	6.7
Vested	—	—	—	—	—	—	(12,650)	—
Forfeited	—	—	—	—	—	—	(250)	(.1)
Modified(1)	—	—	—	(3.3)	—	—	—	(3.3)
Expense recognized	—	(2.9)	—	(3.4)	—	(5.1)	—	(6.1)
Non-vested at June 30	73,500	$18.9	98,750	$20.9	73,500	$18.9	98,750	$20.9

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

During the second quarter of 2011, White Mountains issued 250 restricted shares that vest on January 1, 2014.  During the first quarter of 2011, White Mountains issued 27,000 restricted shares that vest on January 1, 2014.  During the first quarter of 2010, White Mountains issued 19,750 restricted shares that vest on December 31, 2012.  As of June 30, 2011, $18.9 million is expected to be recognized ratably over the remaining vesting periods.  Upon vesting, all restrictions initially placed upon the restricted shares lapse.

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

Prior to the modification, $18.2 million of the original grant fair value had been amortized into income. In connection with the modification, White Mountains recognized $8.7 million of the remaining $9.0 million of unamortized option expense related to the original grant.  In addition, the $0.9 million excess in the fair value of the amended grant over the original grant at the modification date was required to be amortized through January 2011.

For the six months ended June 30, 2011, White Mountains recognized a total of $0.1 million of expense related to amortizing the Non-Qualified Options compared to $9.7 million and $11.1 million of expense in the three and six months ended June 30, 2010.

Share-Based Compensation Based on OneBeacon Ltd. Common Shares

The OneBeacon Long-Term Incentive Plan (the “OneBeacon Incentive Plan”) provides for grants of various types of share-based and non share-based incentive awards to key employees of OneBeacon Ltd. and certain of its subsidiaries.  OneBeacon’s share-based incentive awards consist of OneBeacon performance shares, stock options granted in connection with OneBeacon’s initial public offering, restricted shares and restricted stock units (“RSUs”).

OneBeacon Performance Shares

OneBeacon performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash.  OneBeacon performance share awards vest, subject to the attainment of performance goals, at the end of a three-year period and are valued based on the market value of OneBeacon Ltd. common shares at the time awards are paid.  The following table summarizes performance share activity for the three and six months ended June 30, 2011 and 2010 for OneBeacon performance shares granted under the OneBeacon Incentive Plan:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Target		Target		Target		Target
	Performance		Performance		Performance		Performance
	Shares	Accrued	Shares	Accrued	Shares	Accrued	Shares	Accrued
Millions, except share amounts	Outstanding	Expense	Outstanding	Expense	Outstanding	Expense	Outstanding	Expense
Beginning of period	718,172	$8.4	1,812,337	$16.2	1,464,295	$18.5	2,224,215	$15.1
Payments and deferrals (1)(2)	—	—	—	—	(936,150)	(10.5)	(682,344)	(2.3)
New awards	—	—	6,449	—	194,900	—	278,860	—
Forfeitures and cancellations	(46,445)	(.3)	(48,363)	(.4)	(51,318)	(.3)	(50,308)	(.4)
Expense recognized	—	1.9	—	(.6)	—	2.3	—	2.8
Ending June 30,	671,727	$10.0	1,770,423	$15.2	671,727	$10.0	1,770,423	$15.2

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

If 100% of the outstanding OneBeacon performance shares had been vested on June 30, 2011, the total additional compensation cost to be recognized would have been $5.7 million, based on accrual factors at June 30, 2011 (common share price and payout assumptions).

The following table summarizes OneBeacon performance shares outstanding awarded under the OneBeacon Incentive Plan at June 30, 2011 for each performance cycle:

	Target OneBeacon
	Performance
	Shares	Accrued
Millions, except share amounts	Outstanding	Expense
Performance cycle:
2008 — 2010	268,035	$7.5
2009 — 2011	261,016	2.4
2010 — 2012	159,900.4
Sub-total	688,951	10.3
Assumed forfeitures	(17,224)	(.3)
Total at June 30, 2011	671,727	$10.0

Non-Qualified Options

In November 2006, in connection with its initial public offering, OneBeacon Ltd. issued to its key employees 1,420,000 Non-Qualified Options to acquire OneBeacon Ltd. common shares at an above-market fixed exercise price. The following table summarizes option activity for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
Millions, except share amounts	Target Options Outstanding	Expense Amortized	Target Options Outstanding	Expense Amortized	Target Options Outstanding	Expense Amortized	Target Options Outstanding	Expense Amortized
Beginning of period	768,652	$4.6	916,827	$4.0	768,652	$4.5	1,015,610	$3.6
New awards	—	—	—	—	—	—	—	—
Forfeitures and cancellations	(18,522)	—	(37,044)	—	(18,522)	—	(37,044)	—
Vested and expired (1)	—	—	—	—	—	—	(98,783)	—
Exercised	—	—	—	—	—	—	—	—
Expense recognized	—	.2	—	.1	—	.3	—	.5
Ending June 30,	750,130	$4.8	879,783	$4.1	750,130	$4.8	879,783	$4.1

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

OneBeacon Restricted Shares

On May 25, 2011, OneBeacon issued 630,000 restricted shares to its CEO that vest one-fourth on each of February 22, 2014, 2015, 2016 and 2017.   Concurrently with the grant of the restricted shares, 35,000 OneBeacon performance shares issued to OneBeacon’s CEO for the 2011-2013 performance share cycle were forfeited and performance share awards to OneBeacon’s CEO for the next 5 years will be reduced by a similar number of shares.  For the three and six months ended June 30, 2011, OneBeacon recognized $0.1 million of expense.  As of June 30, 2011, $8.5 million is expected to be recognized ratably over the remaining vesting period.  Upon vesting, all restrictions initially placed upon the restricted shares lapse.

During the second quarter of 2011, White Mountains recognized $6.5 million of noncontrolling interest expense for the dilution of its ownership in OneBeacon, which resulted from the issuance of the restricted shares.

Restricted Stock Units

The Non-Qualified Options granted by OneBeacon Ltd., in connection with its initial public offering, did not include a mechanism in the options to reflect the contribution to total return from the regular quarterly dividend. As a result, during the first quarter of 2008, OneBeacon granted 116,270 RSUs to actively employed option holders. The RSUs vest one-third on each of November 9, 2009, 2010 and 2011 subject to, for each vesting tranche of units, the attainment of 4% growth in OneBeacon’s book value per share from January 1, 2008 through the end of the calendar year immediately following the applicable vesting date. Upon vesting, the RSUs are mandatorily deferred into one of OneBeacon’s non-qualified deferred compensation plans and will be paid out in 2012 in cash or shares at the discretion of the OB Compensation Committee. The performance goal for the first and second tranches was attained.  The performance goal for the third tranche will be assessed at December 31, 2011.  The expense associated with the RSUs is being recognized over the vesting period.  OneBeacon recognized $0 million and $0.1 million of expense for the three months and six months ended June 30, 2011. For the three and six months ended June 30, 2010, OneBeacon recognized $0 million and $0.2 million of expense.  As of June 30, 2011, there were 23,057 RSUs outstanding.

Note 13. Fair Value of Financial Instruments

White Mountains carries its financial instruments on its balance sheet at fair value with the exception of its fixed-rate, long-term indebtedness and the WMRe Preference Shares, which are recorded as noncontrolling interest.  The following table summarizes the fair value and carrying value of financial instruments as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
OBH Senior Notes	$282.2	$269.7	$435.1	$419.6
WMRe Senior Notes	414.7	399.3	390.9	399.2
WMRe Preference Shares	237.5	250.0	212.5	250.0

Note 14. Discontinued Operations

On May 17, 2011, White Mountains entered into an agreement to sell Esurance and the business Esurance insurance cedes to White Mountains Re (“the Esurance Disposal Group”). Effective for the six-months ended June 30, 2011, the results of operations for the Esurance Disposal Group have been classified as discontinued operations and are presented, net of related income taxes, as such in the statement of comprehensive income. The assets and liabilities of the Esurance Disposal Group have been presented in the balance sheet as held for sale.  Prior year amounts have been reclassified to conform to the current period’s presentation.

The amounts reflected within discontinued operations differ from amounts previously presented within the Esurance segment. The segment results of operations for Esurance reported in previous periods included investment income and realized and unrealized investment gains and losses allocated to Esurance related capital that was used by Esurance but contained within White Mountains Re’s legal entities.  These allocations do not have separately identifiable cash flows and have therefore been excluded from amounts classified in discontinued operations and are now included in the White Mountains Re segment. For the three and six month periods of June 30, 2011, $0.9 million and $(3.3) million of net investment income and realized and unrealized investment gains and losses that had been previously included in the Esurance segment were excluded from net income (loss) from discontinued operations.  For the three and six month period June 30, 2010, $1.7 million and $2.8 million of net investment income and realized and unrealized investment gains and losses that had been previously included in the Esurance segment were excluded from net income (loss) from discontinued operations.

The following summarizes the assets and liabilities associated with the businesses classified as held for sale:

Millions	June 30, 2011	December 31, 2010
Assets held for sale
Fixed maturity investments, at fair value	$761.2	$593.8
Short-term investments, at amortized cost (which approximates fair value)	24.6	131.0
Common equity securities, at fair value	43.9	43.0
Convertible fixed maturity investments, at fair value	15.0	17.2
Other long-term investments	—	4.0
Total investments	844.7	789.0
Cash	57.3	39.8
Reinsurance recoverable on paid and unpaid losses	34.8	34.4
Insurance premiums receivable	107.8	102.9
Deferred acquisition costs	43.0	34.7
Deferred tax asset	74.4	67.8
Other assets	51.9	54.2
Total assets held for sale	$1,213.9	$1,122.8
Liabilities held for sale
Loss and loss adjustment expense reserves	$456.1	$450.4
Unearned insurance premiums	215.3	201.6
Accrued incentive compensation	22.5	19.1
Other liabilities	86.0	80.4
Total liabilities held for sale	779.9	751.5
Net assets held for sale	$434.0	$371.3

The following summarizes the results of operations, including related income taxes associated with the businesses classified as discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions, except per share amounts	2011	2010	2011	2010
Revenues
Earned insurance premiums	$219.7	$209.7	$429.0	$408.6
Net investment income	4.0	4.8	8.0	9.6
Net realized and unrealized investment gains	4.4	1.6	7.8	6.6
Other revenue	17.2	15.0	34.9	29.4
Total revenues	245.3	231.1	479.7	454.2
Expenses
Loss and loss adjustment expenses	156.2	152.5	310.1	303.8
Insurance and reinsurance acquisition expenses	51.7	44.5	99.2	86.6
Other underwriting expenses	19.1	18.6	37.5	38.9
General and administrative expenses	23.3	12.4	35.8	24.4
Total expenses	250.3	228.0	482.6	453.7
Pre-tax income (loss)	(5.0)	3.1	(2.9)	.5
Income tax (expense) benefit	4.7	(1.3)	5.8	(1.3)
Net income (loss) from discontinued operations	$(.3)	$1.8	$2.9	$(.8)

Earnings (Loss) Per Share

Basic earnings (loss) per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities.  Diluted earnings (loss) per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.  The following table outlines the computation of earnings (loss) per share for discontinued operations for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic and diluted earnings (loss) per share numerators (in millions):
Net income (loss)	$(.3)	$1.8	$2.9	$(.8)
Basic earnings (loss) per share denominators (in thousands):
Average common shares outstanding during the period	7,886	8,571	7,930	8,656
Average unvested restricted shares	73	100	65	96
Basic earnings (loss) per share denominator	7,959	8,671	7,995	8,752
Diluted earnings (loss) per share denominator (in thousands):
Average common shares outstanding during the period	7,886	8,571	7,930	8,656
Average unvested restricted shares	73	100	65	96
Average outstanding dilutive options to acquire common shares	—	—	—	—
Diluted earnings (loss) per share denominator	7,959	8,671	7,995	8,752
Basic and diluted earnings (loss) per share (in dollars):	$(.03)	$.20	$.36	$(.09)

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

The following discussion also includes five non-GAAP financial measures - adjusted comprehensive income (loss), adjusted book value per share, total adjusted capital and Esurance’s adjusted expense ratio and adjusted combined ratio - that have been reconciled to their most comparable GAAP financial measures (see page 52). White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Esurance Sale

On May 17, 2011, White Mountains entered into a stock purchase agreement (the “SPA”) to sell Esurance insurance and AFI to the Allstate Corporation for cash equal to $700 million plus the tangible book value at closing of the legal entities being sold (the “Esurance Sale”).  The transaction is expected to close in the fall of 2011.  It is subject to regulatory approval, continued availability of select senior management, and other customary closing conditions. As a result of entering into the SPA, Esurance insurance and AFI are now reported as discontinued operations (See page 33).

Overview

White Mountains ended the second quarter of 2011 with an adjusted book value per share of $448, up $1 for the second quarter and $8 for the first six months of 2011, including dividends. White Mountains reported adjusted comprehensive income of $6 million and $40 million for the second quarter and first six months of 2011, compared to adjusted comprehensive loss of $67 million and $118 million for the second quarter and first six months of 2010.  Both OneBeacon and White Mountains Re had profitable underwriting results despite $39 million of after-tax catastrophe losses, primarily related to severe weather and tornado activity in the United States.  Compensation accruals resulting from the Esurance Sale reduced adjusted book value per share by about $3 in the second quarter of 2011.  Investment returns on the short duration fixed income portfolio trailed the Barclays U.S. Intermediate Aggregate Index, as interest rates declined.  The equity portfolio was flat in the second quarter of 2011, in line with the S&P 500 index.  The overall impact of foreign currency exchange in the second quarter of 2011 was slightly negative as a small negative effect on liabilities slightly exceeded a small positive effect on assets. The net negative impact of foreign currency exchange on White Mountains’ adjusted book value per share was less than $1. The results for the first six months of 2011 were impacted by $135 million of after-tax catastrophe losses, primarily from the Japan earthquake and tsunami and the New Zealand earthquake in the first quarter, as well as the series of severe weather and tornado activity that affected the Southeastern and Midwestern United States in the second quarter. The first six months of 2010 were impacted by $148 million of after-tax catastrophe losses, primarily from the Chile earthquake and winter weather in the Northeastern United States and Europe. Adjusted book value per share increased $5 in the first six months of 2011 from foreign currency translation gains, due primarily to the weakening U.S. dollar. In addition, share repurchases increased adjusted book value per share by $3 in the first six months of 2011.

White Mountains’ GAAP pre-tax total return on invested assets was 1.1% and 3.1% for the second quarter and first six months of 2011, which included 0.2% and 1.0% of foreign currency gains, compared to -0.8% and 0.6% for the second quarter and first six months of last year, which included -1.1% and -1.4% of foreign currency losses. During the second quarter and first six months of 2011, White Mountains repurchased and retired 19,295 and 265,579 of its common shares under its share repurchase program for $7 million and $93 million. These repurchases were completed at an average price of 83% and 78% of White Mountains’ June 30, 2011 adjusted book value per share.

OneBeacon’s book value per share increased 0.5% for the second quarter and 4.1% for the first six months of 2011, including dividends.  OneBeacon’s GAAP combined ratio was 96% for both the second quarter of 2011 and the second quarter of 2010, as improved current accident year non-catastrophe results were offset by higher catastrophe losses and a higher underwriting expense ratio. During the second quarter of 2011, catastrophe losses, principally from tornados in the Southeastern and Midwestern United States, contributed 5 points to the combined ratio, compared to 2 points of catastrophe losses in the second quarter of 2010.  OneBeacon’s GAAP combined ratio for the first six months of 2011 was 95% compared to 104% for the first six months of 2010. The first six months of 2011 had lower catastrophe losses and lower levels of large losses than in the first six months of 2010, which included a number of large losses in property and inland marine specialty businesses and also in businesses that OneBeacon had recently exited.  Catastrophe losses in the first six months of 2011 added 4 points to the combined ratio compared to 6 points in the first six months of last year.  Favorable loss reserve development was 4 points in both the second quarter of 2011 and the second quarter of 2010, while the first six months of 2011 and 2010 each included 3 points of favorable loss reserve development.

White Mountains Re’s GAAP combined ratio for the second quarter of 2011 was 92% compared to 94% for the second quarter of last year, while the GAAP combined ratio for the first six months of 2011 was 112% compared to 113% for the first six months of 2010.  Catastrophe losses significantly impacted the combined ratio for each period. The combined ratio for the second quarter of 2011 included 17 points ($39 million) of catastrophe losses, primarily from $25 million of losses from severe weather and tornados in the Midwestern United States and $10 million of additional losses from the Japan earthquake and tsunami that occurred in the first quarter.  The combined ratio for the second quarter of 2010 included 15 points ($33 million) of catastrophe losses.  For the first six months of 2011, the combined ratio included 36 points ($163 million) of catastrophe losses, primarily from $90 million of losses from the Japan earthquake and tsunami and $40 million of losses from the February 2011 New Zealand earthquake.  For the first six months of 2010, the combined ratio included 36 points ($156 million) of catastrophe losses, primarily from the Chile earthquake.  Both the first six months of 2011 and 2010 included 3 points of favorable loss reserve development.

White Mountains’ total net written premiums decreased 10% and 12% to $497 million in the second quarter and $1,112 million in the first six months of 2011 compared to $551 million and $1,265 million in the second quarter and first six months of 2010. OneBeacon’s net written premiums decreased 18% and 22% to $281 million and $559 million in the second quarter and first six months of 2011, reflecting the Personal Lines Transaction.  OneBeacon’s specialty lines premiums increased 12% and 5% to $266 million and $524 million in the second quarter and first six months of 2011. Excluding the $88 million and $176 million of net written premiums in the second quarter and first six months of 2010 related to the exited business at OneBeacon, White Mountains’ net written premiums increased $33 million, or 7%, and $24 million, or 2%, in the second quarter and first six months of 2011. White Mountains Re’s net written premiums were $216 million and $553 million in the second quarter and first six months of 2011, increases of 4% and 1% from the comparable 2010 periods, primarily due to changes in foreign currency exchange rates and increases in the accident and health and trade credit lines, partially offset by decreases in property lines.

Adjusted Book Value Per Share

The following table presents White Mountains’ adjusted book value per share and reconciles this non-GAAP measure to the most comparable GAAP measure. (See NON-GAAP FINANCIAL MEASURES on page 52).

	June 30, 2011	March 30, 2011	Dec. 31, 2010	June 30, 2010
Book value per share numerators (in millions):
White Mountains’ common shareholders’ equity	$3,620.5	$3,595.2	$3,653.0	$3,513.6
Benefits to be received from common share obligations under employee stock option plans(1)	—	—	—	—
Book value per share numerator	3,620.5	3,595.2	3,653.0	3,513.6
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio, net of applicable taxes	(80.6)	(58.5)	(58.5)	(73.8)
Adjusted book value per share numerator	$3,539.9	$3,536.7	$3,594.5	$3,439.8
Book value per share denominators (in thousands of shares):
Common shares outstanding	7,958.6	7,975.5	8,194.9	8,532.4
Common share obligations under employee stock option plans (1)	—	—	—	—
Book value per share denominator	7,958.6	7,975.5	8,194.9	8,532.4
Unearned restricted common shares	(51.5)	(58.2)	(36.5)	(58.6)
Adjusted book value per share denominator	7,907.1	7,917.3	8,158.4	8,473.8
Book value per share	$454.92	$450.78	$445.76	$411.79
Adjusted book value per share	$447.69	$446.70	$440.59	$405.94

(1) Assumes conversion of in-the money stock options

Review of Consolidated Results

White Mountains’ consolidated financial results for the three and six months ended June 30, 2011 and 2010 follow:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2011	2010	2011	2010
Gross written premiums	$551.4	$726.0	$1,287.2	$1,686.5
Net written premiums	$496.6	$550.8	$1,112.1	$1,264.4

Revenues
Earned insurance and reinsurance premiums	$495.8	$649.4	$982.0	$1,315.2
Net investment income	45.8	52.7	95.3	108.5
Net realized and unrealized investment gains	57.3	11.1	76.6	93.1
Other revenue — foreign currency translation losses	(24.8)	(13.7)	(28.7)	(20.2)
Other revenue — Tuckerman Fund I	6.8	5.3	10.9	9.4
Other revenue — Symetra warrants	(3.4)	(10.9)	(4.6)	(10.9)
Other revenue (losses)	(6.4)	(4.3)	(12.4)	8.2
Total revenues	571.1	689.6	1,119.1	1,503.3
Expenses
Losses and LAE	292.4	402.1	665.0	954.0
Insurance and reinsurance acquisition expenses	100.4	134.6	193.1	273.6
Other underwriting expenses	74.8	81.9	151.0	177.5
General and administrative expenses	48.4	45.5	70.4	74.5
General and administrative expenses — Tuckerman Fund I	5.8	4.7	9.7	8.7
Accretion of fair value adjustment to loss and LAE reserves	2.0	2.1	4.1	4.2
Interest expense on debt	12.9	14.7	26.0	31.0
Total expenses	536.7	685.6	1,119.3	1,523.5
Pre-tax income (loss)	34.4	4.0	(.2)	(20.2)
Income tax (expense) benefit	(9.5)	2.1	(1.6)	2.3
Net income (loss) from continuing operations	24.9	6.1	(1.8)	(17.9)
Net income (loss) from discontinued operations, net of tax	(.3)	1.8	2.9	(.8)
Equity in earnings (losses) of unconsolidated affiliates, net of tax	7.9	5.3	14.6	(6.3)
Net income (loss)	32.5	13.2	15.7	(25.0)
Net income attributable to noncontrolling interests	(20.8)	(10.7)	(32.2)	(12.1)
Net income (loss) attributable to White Mountains’ common shareholders	11.7	2.5	(16.5)	(37.1)
Other comprehensive income (loss), net of tax	16.6	(19.0)	78.6	2.3
Comprehensive income (loss)	28.3	(16.5)	62.1	(34.8)
Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to White Mountains’ common shareholders	28.3	(16.5)	62.1	(34.8)
Change in equity in net unrealized gains from Symetra’s fixed maturity portfolio	(22.1)	(50.0)	(22.1)	(82.8)
Adjusted comprehensive income (loss)	$6.2	$(66.5)	$40.0	$(117.6)

Consolidated Results —Three Months Ended June 30, 2011 versus Three Months Ended June 30, 2010

White Mountains’ total revenues decreased 17% to $571 million in the second quarter of 2011 compared to $690 million in the second quarter of 2010, primarily due to lower earned insurance and reinsurance premiums, partially offset by higher net investment gains.  Earned premiums were down 24% to $496 million in the second quarter of 2011 as a 38% decrease at OneBeacon, which was driven by the Personal Lines Transaction and the Commercial Lines Transaction, was partially offset by a 4% increase at White Mountains Re.  Excluding the $168 million of earned premiums in the second quarter of 2010 related to the exited businesses at OneBeacon, White Mountains’ earned premiums increased 3% in the second quarter of 2011.  Net investment income was down 13% to $46 million in the second quarter of 2011, due primarily to lower fixed maturity yields and a reduction in invested assets from the Personal Lines Transaction, OBH Senior Notes repurchases at OneBeacon and the Company’s share repurchase program. White Mountains reported net realized and unrealized investment gains of $57 million in the second quarter of 2011 compared to $11 million in the second quarter of 2010 (see Investment Returns on page 43). Other revenues decreased to a loss of $28 million in the second quarter of 2011 from a loss of $24 million in the second quarter of 2010, due primarily to an $11 million increase in foreign currency translation losses, partially offset by lower mark-to-market losses on the Symetra warrants.

White Mountains’ total expenses decreased 22% to $537 million in the second quarter of 2011 compared to $686 million in the second quarter of 2010. Losses and LAE expenses decreased $110 million, or 27%, insurance and reinsurance acquisition expenses decreased $34 million, or 25%, and other underwriting expenses decreased $7 million, or 9%, all due primarily to the Personal Lines Transaction and Commercial Lines Transaction.  Excluding the effects of these transactions, White Mountains’ total expenses would have increased 2% in the second quarter of 2011, as losses and LAE expenses would have decreased 2% and insurance and reinsurance acquisition expenses and other underwriting expenses would have increased 4% and 18%.  Other underwriting expenses at White Mountains Re increased 17%, primarily due to foreign currency translation, and other underwriting expenses for OneBeacon’s specialty business increased 21%, primarily due to higher incentive compensation expenses than the second quarter of 2010.  General and administrative expenses increased 8% to $54 million in the second quarter of 2011, compared to $50 million in the second quarter of 2010, primarily due to increased compensation expenses as a result of the Esurance Sale.  Interest expense on debt decreased 12% to $13 million in the second quarter of 2011 compared to $15 million in the second quarter of 2010, primarily due to reductions of outstanding debt resulting from repurchases of OBH Senior Notes.

White Mountains’ income tax benefit for the second quarter of 2011 represented an effective tax rate of 27.6%, which differed from the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States.  White Mountains’ effective tax rate for the second quarter of 2010 was not meaningful as pre-tax income was near break-even ($4 million).

Consolidated Results —Six Months Ended June 30, 2011 versus Six Months Ended June 30, 2010

White Mountains’ total revenues decreased 26% to $1,119 million in the first six months of 2011 compared to $1,503 million in the first six months of 2010, primarily due to lower earned insurance and reinsurance premiums and other revenues.  Earned premiums were down 25% to $982 million in the first six months of 2011 with decreases at both OneBeacon and White Mountains Re.  Excluding the $364 million of earned premiums in the first six months of 2010 related to the exited businesses at OneBeacon, White Mountains’ earned premiums increased 3% in the first six months of 2011.  Net investment income was down 12% to $95 million in the first six months of 2011, due primarily to lower fixed maturity yields and a reduction in invested assets from the Personal Lines Transaction, OBH Senior Notes repurchases at OneBeacon and the Company’s share repurchase program. White Mountains reported net realized and unrealized investment gains of $77 million in the first six months of 2011 compared to $93 million in the first six months of 2010. Both periods were significantly impacted by foreign currency translation on U.S. dollar-denominated investments at WMRe Sirius, the effects of which are offset in other comprehensive income (see Investment Returns on page 43). Other revenues decreased to a loss of $35 million in the first six months of 2011 from a loss of $14 million in the first six months of 2010, as the first six months of 2010 included a $13 million pre-tax gain reported in other revenues by White Mountains Re from its acquisition of Central National. Other revenues included $29 million in foreign currency translation losses in the first six months of 2011 compared to $20 million in foreign currency translation losses in the first six months of 2010. Other revenues also included a $10 million loss from WM Life Re in the first six months of 2011 compared to a $1 million loss in the first six months of 2010.

White Mountains’ total expenses decreased 27% to $1,119 million in the first six months of 2011 compared to $1,524 million in the first six months of 2010. Losses and LAE expenses decreased $289 million, or 30%, insurance and reinsurance acquisition expenses decreased $81 million, or 29%, and other underwriting expenses decreased $27 million, or 15%, all due primarily to the Personal Lines Transaction and Commercial Lines Transaction.  Excluding the effects of these transactions, White Mountains’ total expenses would have increased 1% in the first six months of 2011, as losses and LAE expenses would have been essentially flat and insurance and reinsurance acquisition expenses and other underwriting expenses would have increased 2% and 15%.  Other underwriting expenses at White Mountains Re increased 14%, primarily due to foreign currency translation, and other underwriting expenses for OneBeacon’s specialty business increased 16%, as underwriting expenses previously allocated to businesses that OneBeacon has exited have not reduced in proportion to the reduction in earned premiums from the exited businesses.  General and administrative expenses decreased 4% to $80 million in the first six months of 2011, compared to $83 million in the first six months of 2010, as small decreases at OneBeacon and White Mountains Re were mostly offset by increased compensation expenses as a result of the Esurance Sale.  Interest expense on debt decreased 16% to $26 million in the first six months of 2011 compared to $31 million in the first six months of 2010, primarily due to reductions of outstanding debt resulting from repurchases of OBH Senior Notes.

White Mountains’ effective tax rate for the first six months of 2011 was not meaningful as pre-tax loss was near break-even ($0.2 million).  White Mountains’ income tax benefit for the first six months of 2010 represented an effective tax rate of 11.4%, which differed from the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States.

I. Summary of Operations By Segment

White Mountains conducts its operations through three segments: (1) OneBeacon, (2) White Mountains Re and (3) Other Operations. White Mountains manages all of its investments through its wholly-owned subsidiary, WM Advisors, therefore, a discussion of White Mountains’ consolidated investment operations is included after the discussion of operations by segment. White Mountains’ segment information is presented in Note 10 to the Consolidated Financial Statements.

OneBeacon

Financial results for OneBeacon for the three and six months ended June 30, 2011 and 2010 follow:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2011	2010	2011	2010
Gross written premiums	$301.1	$484.8	$593.5	$983.2
Net written premiums	$280.6	$343.9	$558.7	$715.4

Earned insurance and reinsurance premiums	$265.0	$428.3	$528.5	$881.5
Net investment income	18.7	25.0	39.7	53.3
Net realized and unrealized investment gains	11.0	(14.4)	34.1	28.0
Other revenue (losses)	(11.5)	(10.0)	(10.7)	(10.8)
Total revenues	283.2	428.9	591.6	952.0
Losses and LAE	151.8	261.9	296.4	595.6
Insurance and reinsurance acquisition expenses	55.4	91.3	106.4	188.8
Other underwriting expenses	47.5	58.5	99.9	132.7
General and administrative expenses	2.6	3.0	4.9	7.3
Interest expense on debt	6.0	7.9	12.3	17.0
Total expenses	263.3	422.6	519.9	941.4
Pre-tax income	$19.9	$6.3	$71.7	$10.6

The following table presents OneBeacon’s book value per share.

	June 30,	March 31,	Dec. 31,	June 30,
Millions, except per share amounts	2011	2011	2010	2010
OneBeacon’s common shareholders’ equity	$1,152.3	$1,251.3	$1,229.0	$1,392.9
OneBeacon Ltd. common shares outstanding	95.1	94.4	94.4	94.7
OneBeacon book value per share	$12.12	$13.26	$13.02	$14.71

The following tables provide OneBeacon’s GAAP ratios, net written premiums and earned insurance premiums for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
GAAP Ratios:	Specialty	Other(1)	Total	Specialty	Other(1)	Total
Loss and LAE	56%	n/m	57%	56%	n/m	56%
Expense	39%	n/m	39%	39%	n/m	39%
Combined	95%	n/m	96%	95%	n/m	95%
Net written premiums	$266.0	$14.6	$280.6	$524.3	$34.4	$558.7
Earned premiums	$246.9	$18.1	$265.0	$488.8	$39.7	$528.5

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
GAAP Ratios:	Specialty	Other(1)	Total	Specialty	Other(1)	Total
Loss and LAE	59%	64%	61%	58%	78%	68%
Expense	36%	34%	35%	37%	36%	36%
Combined	95%	98%	96%	95%	114%	104%
Net written premiums	$237.8	$106.1	$343.9	$498.1	$217.3	$715.4
Earned premiums	$241.2	$187.1	$428.3	$477.1	$404.4	$881.5

(1)          Other is primarily businesses that are now in run-off or have been sold as a result of the Commercial Lines Transaction and Personal Lines Transaction. Accordingly, GAAP ratios for the three and six months ended June 30, 2011 are not meaningful.

OneBeacon Results - Three Months Ended June 30, 2011 versus Three Months Ended June 30, 2010

OneBeacon’s GAAP combined ratio was 96% for the second quarter of both 2011 and 2010, as a 4 point improvement in the loss and LAE ratio was offset by a 4 point increase in the expense ratio. Improved current accident year non-catastrophe results were partially offset by higher catastrophe losses. The second quarter of 2010 included a higher than usual level of large property claims and catastrophe losses in the property and inland marine specialty businesses. The second quarter of 2011 included 5 points of catastrophe losses, principally from tornados in the Southeastern and Midwestern United States, compared to 2 points of catastrophe losses in the second quarter of 2010.  Favorable loss reserve development was 4 points in both the second quarter of 2011 and the second quarter of 2010.  The increase in the expense ratio reflects higher acquisition costs in its specialty businesses as compared to the exited businesses and other underwriting expenses that have not decreased proportionately with the reduction in earned premium associated with the exited businesses.

OneBeacon’s net written premiums decreased 18% to $281 million and earned premiums decreased 38% to $265 million in the second quarter of 2011, reflecting decreases from the Personal Lines Transaction. Excluding the $88 million of net written premiums in the second quarter of 2010 related to the exited business, OneBeacon’s net written premiums increased $24 million, or 9%, in the second quarter of 2011. OneBeacon’s specialty insurance net written premiums increased 12% in the second quarter of 2011 to $266 million, primarily from increases at OneBeacon Accident Group, OneBeacon Professional Insurance and OneBeacon’s collector car and boat business.

During the second quarter, OneBeacon distributed $115 million through a combined regular and special dividend.  OneBeacon also repurchased $150 million of its Senior Notes at an average price of 108% of par and recognized a pre-tax loss of $12 million ($8 million after-tax) as a result.  OneBeacon’s debt-to-capital at the end of the second quarter was 19%.

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

OneBeacon’s net combined ratio was higher than its gross combined ratio by 4 points and 3 points for the second quarter of 2011 and the second quarter of 2010, respectively, primarily due to the cost of property and facultative reinsurance.

OneBeacon Results - Six Months Ended June 30, 2011 versus Six Months Ended June 30, 2010

OneBeacon’s GAAP combined ratio was 95% for the first six months of 2011, compared to 104% for the first six months of 2010. The decrease in the combined ratio was due primarily to the higher-than-average level of large losses and higher catastrophe losses reported in the first six months of 2010, in the property and inland marine specialty businesses and in non-specialty businesses OneBeacon later exited through the Commercial Lines Transaction and the Personal Lines Transaction. The first six months of 2011 included 4 points of catastrophe losses, primarily related to winter storms and U.S. tornados, compared to 6 points of catastrophe losses in the first six months of 2010, primarily related to severe wind and rainstorms in the Northeastern United States. The first six months of 2011 and 2010 each included 3 points of favorable loss reserve development. The expense ratio increased by 3 points in the first six months of 2011 compared to the prior year period, as other underwriting expenses have not decreased proportionately with the reduction in earned premium associated with the exited businesses.

OneBeacon’s net written premiums decreased 22% to $559 million and earned premiums decreased 40% to $529 million in the first six months of 2011, reflecting decreases from the Commercial Lines Transaction and the Personal Lines Transaction. Excluding the $176 million of net written premiums in the first six months of 2010 related to the exited business, OneBeacon’s net written premiums increased $19 million, or 4%, in the first six months of 2011. OneBeacon’s specialty insurance net written premiums increased 5% in the first six months of 2011 to $524 million, primarily from increases at OneBeacon Accident Group, OneBeacon Professional Insurance and OneBeacon’s collector car and boat business.

Reinsurance protection.  OneBeacon’s net combined ratio was higher than its gross combined ratio by 5 points and 3 points for the first six months of 2011 and the first six months of 2010, respectively, primarily due to the cost of property and facultative reinsurance.

White Mountains Re

Financial results and GAAP combined ratios for White Mountains Re for the three and six months ended June 30, 2011 and 2010 follow:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2011	2010	2011	2010
Gross written premiums	$250.3	$241.2	$693.7	$703.3
Net written premiums	$216.0	$206.9	$553.4	$549.0

Earned insurance and reinsurance premiums	$230.8	$221.1	$453.5	$433.7
Net investment income	22.7	24.2	46.2	48.3
Net realized and unrealized investment gains	45.5	25.8	37.9	65.5
Other revenue - foreign currency translation losses	(24.8)	(13.7)	(28.7)	(20.2)
Other revenue	.8	.4	1.1	13.3
Total revenues	275.0	257.8	510.0	540.6
Losses and LAE	140.6	140.2	368.6	358.4
Insurance and reinsurance acquisition expenses	45.0	43.3	86.7	84.8
Other underwriting expenses	27.3	23.4	51.1	44.8
General and administrative expenses	7.2	6.9	11.8	14.2
Accretion of fair value adjustment to losses and LAE reserves	2.0	2.1	4.1	4.2
Interest expense on debt	6.6	6.5	13.1	13.4
Total expenses	228.7	222.4	535.4	519.8
Pre-tax income (loss)	$46.3	$35.4	$(25.4)	$20.8

GAAP ratios:
Losses and LAE	61%	64%	81%	83%
Expense	31%	30%	31%	30%
Combined	92%	94%	112%	113%

White Mountains Re Results - Three Months Ended June 30, 2011 versus Three Months Ended June 30, 2010

White Mountains Re’s GAAP combined ratio for the second quarter of 2011 decreased to 92% from 94% for the second quarter of 2010, primarily due to improved current accident year results in the trade credit and aviation lines, partially offset by lower favorable loss reserve development and higher catastrophe losses. The second quarter of 2011 did not include meaningful prior year loss reserve development compared to 4 points of favorable loss reserve development in the second quarter of 2010.  Catastrophe losses significantly impacted the combined ratio for each period. The combined ratio for the second quarter of 2011 included 17 points ($39 million) of catastrophe losses, primarily from 11 points ($25 million) of losses from severe weather and tornados in the Midwestern United States and 4 points ($10 million) of additional losses from the Japan earthquake and tsunami that occurred in the first quarter of 2011. The increase in White Mountains Re’s estimates for ultimate losses from the Japan earthquake and tsunami was mainly as a result of greater than expected reported property losses from non-Japanese ceding companies that were exposed to the event.  The combined ratio for the second quarter of 2010 included 15 points ($33 million) of catastrophe losses, including 9 points ($20 million) of additional losses from the Chile earthquake and 4 points ($9 million) of losses from the Deepwater Horizon Oil Rig explosion.

Reported claim information from the earthquake and tsunami in Japan has been limited.  As a result, White Mountains Re’s recorded property losses from the earthquake and tsunami in Japan have been estimated principally using third party and internal catastrophe models, applying overall estimates of industry insured losses to White Mountains Re’s exposure information. As of June 30, 2011, approximately 41% of White Mountains Re’s ultimate loss estimate for the Japan earthquake had been paid or reported. In relation to the Chilean earthquake in 2010, at the same relative point in time (4 months post-event), approximately 70% of White Mountains Re’s ultimate loss estimate for the Chilean earthquake had been paid or reported.

White Mountains Re’s gross written premiums increased 4% to $250 million in the second quarter of 2011 from $241 million in the second quarter of 2010, while net written premiums increased 4% to $216 million in the second quarter of 2011 from $207 million in the second quarter of 2010.  Earned premiums increased 4% to $231 million from $221 million in the second quarter of 2010. These increases were primarily due to foreign currency translation.

Excluding the effects of foreign currency translation, White Mountains Re’s gross and net written premiums and earned premiums would have been essentially flat, as increases in the accident and health and trade credit lines were offset by decreases in property lines, where certain ceding companies have reduced their property writings and retained more net exposure.

White Mountains Re’s total other revenues decreased to a loss of $24 million in the second quarter of 2011 from a loss of $13 million in the second quarter of 2010. White Mountains Re’s other revenues included $25 million of foreign currency translation losses in the second quarter of 2011 compared to $14 million of foreign currency translation losses in the second quarter of 2010.

Reinsurance protection.  White Mountains Re’s reinsurance protection primarily consists of pro-rata and excess of loss protections to cover aviation, trade credit, and certain property exposures. White Mountains Re’s property reinsurance provides both proportional and non-proportional protections for Europe, the Americas, Asia, the Middle East, and Australia.  This reinsurance is designed to increase underwriting capacity where appropriate, and to reduce exposure both to large catastrophe losses and to a frequency of smaller loss events.  Attachment points and coverage limits vary by region around the world. For 2011 and 2010, industry loss warranties (“ILW”) for European wind exposures and floods with $20 million of available limit were purchased, attaching at various levels.

In 2011 and 2010, White Mountains Re purchased group excess of loss retrocessional coverage for its non-U.S. and non-Japan earthquake-related exposures. The non-U.S. and non-Japan earthquake cover was renewed for one year at April 1, 2011, providing $61 million of reinsurance protection through partially placed coverage layers in excess of White Mountains Re’s retention of $35 million. White Mountains Re will recognize the full $61 million recovery if a covered earthquake loss reaches $110 million. At April 1, 2010, White Mountains Re purchased coverage for $65 million in excess of $45 million, and this coverage applies to losses incurred from the February 2011 New Zealand earthquake.  At June 30, 2011, losses incurred for the February 2011 New Zealand earthquake totaled $40 million. Accordingly, White Mountains Re has not ceded any losses to this coverage.

White Mountains Re’s net combined ratios for the second quarters of 2011 and 2010 were 8 points and 9 points higher than its gross combined ratios for those periods, primarily due to the cost of the ILWs and other excess of loss protections.

White Mountains Re Results - Six Months Ended June 30, 2011 versus Six Months Ended June 30, 2010

White Mountains Re’s GAAP combined ratio decreased to 112% for the six months ended June 30, 2011 from 113% for the six months ended June 30, 2010. Both periods were significantly impacted by catastrophe losses.  For the first six months of 2011, the combined ratio included 36 points ($163 million) of catastrophe losses, primarily from $90 million of losses from the Japan earthquake and tsunami and $40 million of losses from the February 2011 New Zealand earthquake. For the first six months of 2010, the combined ratio included 36 points ($156 million) of catastrophe losses, primarily from the Chile earthquake. Both the first six months of 2011 and the first six months of 2010 included 3 points of favorable loss reserve development.

White Mountains Re’s gross written premiums decreased 1% to $694 million in the first six months of 2011 from $703 million in the first six months of 2010.  This decrease was primarily due to decreases in the property lines of business, where pricing had been declining in certain regions through January 1, 2011 renewals and where certain ceding companies reduced their property writings and retained more net exposure. The decline in property premiums was mostly offset by foreign currency translation and increases in the accident and health and trade credit lines of business.  Net written premiums increased 1% to $553 million in the first six months of 2011 from $549 million in the first six months of 2010.  Net written premiums increased as a result of favorable foreign currency translation. Excluding the effect of foreign currency translation, decreases in the property lines of business discussed above were partially offset by increases in the accident and health and trade credit lines of business. Earned premiums increased 5% to $454 million in first six months of 2011 from $434 million in the first six months of 2010.  In addition to the changes noted above for written premiums, earned premiums increased due to changes in business mix, most notably an increase in trade credit and accident and health earned premiums, somewhat offset by decreases in property earned premiums.

White Mountains Re’s other revenues consisted primarily of $29 million of foreign currency translation losses recorded in the first six months of 2011 compared to $20 million of foreign currency translation losses in the first six months of 2010.  Additionally, during the first six months of 2010, White Mountains Re acquired Central National Insurance Company of Omaha and recorded a pre-tax gain of approximately $13 million in other revenues that reflects the excess of the fair value of the net assets acquired over the consideration paid.

Reinsurance protection.  White Mountains Re’s net combined ratio for the first six months of 2011 was higher than its gross combined ratio by 9 points.  For the first six months of 2010, the net combined ratio was lower than the gross combined ratio by 11 points.  The higher net combined ratio for 2011 was primarily due to the Japan and New Zealand earthquake losses, very little of which were ceded under White Mountains Re’s retrocessional reinsurance coverage, in addition to the cost of the ILWs and other excess of loss protections.  The lower net combined ratio for the first six months of 2010 was primarily due to significant retrocessional recoveries, including recovery of the full $65 million limit under White Mountains Re’s non-U.S./non-Japan earthquake cover triggered by the Chilean earthquake.

Other Operations

Other Operations consists of the operations of the Company, the Company’s intermediate holding companies, the consolidated results of the Tuckerman Fund I, WM Advisors and White Mountains’ investments in unconsolidated affiliates. The Other Operations segment also includes the results of WM Life Re, which is in run-off.

A summary of White Mountains’ financial results from its Other Operations segment for the three and six months ended June 30, 2011 and 2010 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2011	2010	2011	2010
Net investment income	$4.4	$3.5	$9.4	$6.9
Net realized and unrealized investment (losses) gains	.8	(.3)	4.6	(.4)
Other revenue - Tuckerman Fund I	6.8	5.3	10.9	9.4
Other revenue — Symetra warrants	(3.4)	(10.9)	(4.6)	(10.9)
Other revenue (losses)	4.3	5.3	(2.8)	5.7
Total revenues	12.9	2.9	17.5	10.7
General and administrative expenses - Tuckerman Fund I	5.8	4.7	9.7	8.7
General and administrative expenses	38.6	35.6	53.7	53.0
Interest expense — debt	.3	.3	.6	.6
Total expenses	44.7	40.6	64.0	62.3
Pre-tax loss	$(31.8)	$(37.7)	$(46.5)	$(51.6)

Other Operations Results - Three and Six Months Ended June 30, 2011 versus Three and Six Months Ended June 30, 2010

White Mountains’ Other Operations segment reported pre-tax loss in the second quarter and first six months of 2011 of $32 million and $47 million, compared to $38 million and $52 million in the second quarter and first six months of 2010.  The decrease in pre-tax loss for the second quarter and first six months of 2011 was driven by lower mark-to-market losses on the Symetra warrants, lower losses from WM Life Re and higher net investment gains, partially offset by higher incentive compensation expenses as a result of the Esurance Sale.  The value of White Mountains’ investment in Symetra warrants decreased $3 million and $5 million in the second quarter and first six months of 2011 compared to a decrease of $11 million in both the second quarter and first six months of 2010. WM Life Re reported $2 million and $11 million of pre-tax losses in the second quarter and first six months of 2011 compared to $9 million and $12 million of pre-tax losses in the second quarter and first six months of 2010.

As discussed on page 51 under “FAIR VALUE CONSIDERATIONS”, in determining the fair value of the benefit guarantees that WM Life Re reinsures, management makes assumptions about future policyholder surrender rates.  If actual surrenders are lower than the surrender assumptions used in WM Life Re’s liability valuation model, the liability for the benefit guarantees would increase.  For example, a 50% reduction in the surrender assumptions used in WM Life Re’s valuation model at June 30, 2011 would have increased the fair value of the liability by approximately $11 million.

II. Summary of Investment Results

Investment Returns

For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a more relevant comparison to benchmark returns, while all dollar amounts are presented net of any management fees and trading expenses. A summary of White Mountains’ consolidated pre-tax investment results and gross investment returns versus typical benchmarks for the three and six months ended June 30, 2011 and 2010 follows:

Pre-tax investment results	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2011	2010	2011	2010
Net investment income	$45.8	$52.7	$95.3	$108.5
Net realized and unrealized investment gains	57.3	11.1	76.6	93.1
Net unrealized foreign currency gains (losses) on investments	(18.1)	(141.0)	76.3	(166.3)
Pre-tax investment gains included in discontinued operations	8.4	6.4	15.8	16.2
Total GAAP pre-tax investment gains (losses)	$93.4	$(70.8)	$264.0	$51.5

At June 30, 2011, White Mountains’ investment portfolio included $1.5 billion in non-U.S. dollar-denominated investments, most of which are held at WMRe Sirius and are denominated in Swedish kronor or euros. The value of the investments in this portfolio is impacted by changes in the exchange rate between the U.S. dollar and the krona or the euro.  During the second quarter and first six months of 2011, the U.S dollar weakened 2% and 8% against the euro.  The U.S. dollar was flat against the kronor in the second quarter and weakened 6% for the first six months of 2011. These currency movements resulted in approximately $8 million and $81 million of pre-tax foreign currency investment gains for the three and six months ended June 30, 2011.   During the second quarter and first six months of 2010, the U.S. dollar strengthened 8% and 9% against the kronor and 10% and 17% against the euro, which resulted in $109 million and $138 million of pre-tax foreign currency losses for the three and six months ended June 30, 2010.

WMRe Sirius also holds a large portfolio of investments that are denominated in U.S. dollars, but its functional currency is the Swedish kronor. When WMRe Sirius prepares its stand-alone GAAP financial statements, it translates its U.S. dollar-denominated investments to Swedish kronor and recognizes the related foreign currency translation gains or losses through income. When White Mountains consolidates WMRe Sirius, it translates WMRe Sirius’ stand-alone GAAP financial statements to U.S. dollars and recognizes the foreign currency gains or losses arising from this translation, including those associated with WMRe Sirius’ U.S. dollar-denominated investments, through other comprehensive income.  Since White Mountains reports its financial statements in U.S. dollars, there is no net effect to adjusted book value per share or to investment returns from foreign currency translation on its U.S. dollar-denominated investments at WMRe Sirius.  However, net realized and unrealized investment gains, foreign currency translation and other comprehensive income can be significantly affected during periods of high volatility in the foreign exchange rate between the U.S. dollar and the Swedish kronor, as was the case during the first quarter of 2011.

The amount of foreign currency translation on WMRe Sirius’ U.S. dollar denominated investments recognized as a (decrease) increase of other comprehensive income and an (increase) decrease of net income (loss) was $(2) million and $39 million for the second quarter and first six months of 2011.  The amount of foreign currency translation on WMRe Sirius’ U.S. dollar denominated investments recognized as a decrease of other comprehensive income and an increase of net income (loss) was $45 million and $53 million for the second quarter and first six months of 2010.

Gross investment returns and benchmark returns

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Fixed maturity investments	1.4%	0.0%	3.2%	1.7%
Short-term investments	0.4%	-0.9%	1.1%	-1.4%
Total fixed income	1.3%	-0.2%	2.9%	0.9%
Barclay’s U.S. Intermediate Aggregate Index	2.2%	2.9%	2.7%	4.8%

Common stocks	-0.1%	-5.3%	4.4%	-2.6%
Convertible securities	-1.6%	-1.3%	1.0%	2.9%
Other long-term investments	1.1%	-5.1%	6.8%	-1.8%
Total equities, convertible securities and other long-term investments	0.0%	-4.5%	4.6%	-1.2%
S&P 500 Index (total return)	0.1%	-11.4%	6.0%	-6.7%

Total consolidated portfolio	1.1%	-0.8%	3.1%	0.6%

White Mountains’ GAAP pre-tax total return on invested assets was 1.1% and 3.1% for the second quarter and first six months of 2011, which included 0.2% and 1.0% of foreign currency gains, compared to -0.8% and 0.6% for the second quarter and first six months of 2010, which included -1.1% and -1.4% of foreign currency losses.  White Mountains’ fixed income portfolio returned 1.3% for the second quarter of 2011, underperforming the Barclays U.S. Intermediate Aggregate returns of 2.2%. White Mountains’ high-quality, short-duration, fixed income portfolio (a duration of approximately 2.2 years, including short term investments, and an average credit rating of AA at June 30, 2011) trailed the longer-duration benchmark as rates fell during the second quarter of 2011. For the first six months of 2011, the fixed income portfolio return of 2.9% slightly outperformed its benchmark. White Mountains’ equity portfolio, approximately 15% of GAAP invested assets at June 30, 2011, was essentially flat for the second quarter of 2011, which was in line with the benchmark S&P 500 Index.  For the first six months of 2011, the equity portfolio return of 4.6% was lower than the S&P 500 Index return of 6.0%.

Net investment income was down 13% and 12% to $46 million and $95 million in the second quarter and first six months of 2011, due primarily to lower fixed maturity yields and a reduction in invested assets from the Personal Lines Transaction, the OBH Senior Notes repurchases at OneBeacon and the Company’s share repurchase program.

III. Discontinued Operations

Esurance

As a result of the Esurance Sale, Esurance and AFI are now considered discontinued operations and the results of these businesses are presented separately as a single line item in the accompanying Consolidated Statement of Operations. In addition, the assets and liabilities associated with the business being sold are presented separately as single line items in the asset and liability sections of the Consolidated Balance Sheet.  Prior year amounts have been reclassified to conform to the current period’s presentation.

 The amounts reflected within discontinued operations differ from amounts previously presented within the Esurance segment. The segment results of operations for Esurance reported in previous periods included investment income and realized and unrealized investment gains and losses allocated to Esurance related capital that was used by Esurance but contained within White Mountains Re’s legal entities.  These allocations do not have separately identifiable cash flows and have therefore been excluded from amounts classified in discontinued operations and are now included in the White Mountains Re segment. At June 30, 2011 and December 31, 2010, there was $50.9 million and $130.6 million of White Mountains’ common shareholders’ equity that is not included in the net assets held for sale but is still supporting Esurance’s business activities.  For the three and six month periods of June 30, 2011, $0.9 million and $(3.3) million of investment income and realized and unrealized investment gains and losses that would have been previously included in the Esurance segment were excluded from net income (loss) from discontinued operations.  For the three and six month period June 30, 2010, $1.7 million and $2.8 million of investment income realized and unrealized investment gains and losses that had been previously included in the Esurance segment were excluded from net income (loss) from discontinued operations.

Net income (loss) from discontinued operations, net of tax, related to the business subject to the Esurance Sale was $(0.3) million and $2.9 million in the second quarter and first six months of 2011 and $1.8 million and $(0.8) million in the second quarter and first six months of 2010.  The 2011 results included a $7.9 million after-tax charge ($11.5 million pre-tax) resulting from increased compensation accruals recorded in the second quarter as a direct result of entering into the SPA.

Esurance’s adjusted combined ratios for the three and six months ended June 30, 2011 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2011	2010	2011	2010
Adjusted ratios(1):
Losses and LAE	71%	73%	72%	74%
Adjusted expense	30%	28%	30%	29%
Adjusted combined	101%	101%	102%	103%
Gross Written Premiums	$197.5	$194.2	$444.3	$426.3
Net Written Premiums	$196.8	$193.5	$442.7	$424.8
Earned Premiums	$219.7	$209.7	$429.0	$408.6

(1)          Adjusted expense and combined ratios include acquisition expenses net of referral fee revenue. See “NON-GAAP FINANCIAL MEASURES” on page 51 for a reconciliation of Esurance’s adjusted expense ratio and adjusted combined ratio to its GAAP expense and combined ratios.

Esurance reported an adjusted combined ratio of 101% for the second quarter of both 2011 and 2010, while the adjusted combined ratio for the first six months of 2011 was 102% compared to 103% for the first six months of 2010.  The loss and LAE ratio decreased 2 points in both periods, primarily due to better non-catastrophe results from lower injury severities and favorable prior year loss reserve development, partially offset by high catastrophe losses due to tornados.  The second quarter and first six months of 2011 both included 3 points of favorable prior year loss reserve development compared to 2 points of favorable loss reserve development in both the second quarter and first six months of 2010. Catastrophes impacted the loss ratio by 2 points in the second quarter of 2011 compared to 1 point in the second quarter of 2010.  The adjusted expense ratio increased 2 points and 1 point in the second quarter and first six months of 2011, primarily due to increased advertising expenses.  New policy sales increased 9% for the second quarter of 2011, driven by a 26% increase at AFI.

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

OneBeacon:

Generally, OneBeacon’s top tier regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. OneBeacon’s top tier regulated insurance operating subsidiaries have the ability to pay approximately $291 million of dividends during 2011 without prior approval of regulatory authorities, subject to the availability of unassigned funds. At March 31, 2011, OneBeacon’s top tier regulated insurance operating subsidiaries had $0.7 billion of unassigned funds. During the first six months of 2011, OneBeacon’s top tier regulated insurance operating subsidiaries distributed $150 million of extraordinary dividends to their immediate parent.

During the first six months of 2011, OneBeacon’s unregulated operating subsidiaries paid $4 million of dividends to their immediate parent.  At June 30, 2011, OneBeacon’s unregulated operating subsidiaries had $12 million of net unrestricted cash, short-term investments and fixed maturity investments.

During the first six months of 2011, OneBeacon Ltd. paid $40 million of regular quarterly dividends and a $95 million special dividend to its common shareholders. White Mountains received $102 million of these dividends.

At June 30, 2011, OneBeacon Ltd. and its intermediate holding companies had $231 million of net unrestricted cash, short-term investments and fixed maturity investments and $18 million of common equity securities and convertible fixed maturity investments outside of its regulated and unregulated operating subsidiaries.

White Mountains Re:

Subject to certain limitations under Swedish law, WMRe Sirius is permitted to transfer all or a portion of its pre-tax income to its Swedish parent companies to minimize taxes (referred to as a group contribution). In 2011, WMRe Sirius intends to transfer approximately $76 million (based on the June 30, 2011 SEK to USD exchange rate) of its 2010 pre-tax income to its Swedish parent companies as a group contribution, of which $37 million was transferred during the first six months of 2011.

WMRe Sirius has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, WMRe Sirius has allocated the majority of its pre-tax income, after group contributions to its Swedish parent companies, to the Safety Reserve (see “Safety Reserve” below). At December 31, 2010, WMRe Sirius had $263 million (based on the December 31, 2010 SEK to USD exchange rate) of unrestricted statutory surplus, which is available for distribution in 2011. During the first six months of 2011, WMRe Sirius paid a cash dividend of $67 million to its immediate parent.

WMRe America has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. Based upon March 31, 2011 statutory surplus of $774 million, WMRe America has the ability to pay $77 million of dividends during 2011 without prior approval of regulatory authorities, subject to the availability of earned surplus.  At March 31, 2011, WMRe America had $101 million of earned surplus. During the first six months of 2011, WMRe America did not pay any dividends to its immediate parent.

During the first quarter of 2011, White Mountains Re paid a cash dividend of $85 million to its immediate parent.

At June 30, 2011, White Mountains Re and its intermediate holding companies had $60 million of net unrestricted cash, short-term investments and fixed maturity investments and $17 million of other long-term investments outside of WMRe America and WMRe Sirius.

Safety Reserve

Subject to certain limitations under Swedish law, WMRe Sirius is permitted to transfer pre-tax amounts into an untaxed reserve referred to as a safety reserve. At June 30, 2011, WMRe Sirius’ safety reserve amounted to $1.5 billion. Under GAAP, an amount equal to the safety reserve, net of a related deferred tax liability established at the Swedish tax rate of 26.3%, is classified as shareholders’ equity. Generally, this deferred tax liability is only required to be paid by WMRe Sirius if it fails to maintain predetermined levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on WMRe Sirius’ safety reserve ($403 million at June 30, 2011) is included in solvency capital. Access to the safety reserve is restricted to coverage of insurance losses. Access for any other purpose requires the approval of Swedish regulatory authorities. Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the $1.5 billion balance of the safety reserve, without any provision for deferred taxes, in WMRe Sirius’ capital when assessing WMRe Sirius’ financial strength.

Other Operations:

During the first six months of 2011, WM Advisors did not pay any dividends to its immediate parent. At June 30, 2011, WM Advisors had approximately $24 million of net unrestricted cash, short-term investments and fixed maturity investments.

At June 30, 2011, the Company and its intermediate holding companies had $368 million of net unrestricted cash, short-term investments and fixed maturity investments and $127 million of common equity securities and other long-term investments included in its Other Operations segment.

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

The following table illustrates White Mountains’ consolidated insurance float position and four operational leverage ratios based on insurance float and net investment assets as of June 30, 2011 and December 31, 2010:

($ in millions)	June 30, 2011	December 31, 2010
Total investments	$7,529.2	$7,943.5
Consolidated limited partnership investments(1)	(97.4)	(91.5)
Cash	483.6	395.0
Investments in unconsolidated affiliates	422.9	389.7
Equity in net unrealized gains from Symetra’s fixed maturity portfolio	(87.7)	(63.7)
Net investment assets classified within assets held for sale	901.4	829.2
Accounts receivable on unsettled investment sales	23.4	39.5
Accounts payable on unsettled investment purchases	(44.9)	(22.3)
Interest-bearing funds held by ceding companies (2)	91.5	78.9
Interest-bearing funds held under reinsurance treaties (3)	(12.3)	(52.5)
Net investment assets	$9,209.7	$9,445.8

Total White Mountains’ common shareholders’ equity	$3,620.5	$3,653.0
Noncontrolling interest—OneBeacon Ltd.	282.6	295.0
Noncontrolling interest—WMRe Preference Shares	250.0	250.0
Debt	669.0	818.8
Total capital (1)	4,822.1	5,016.8
Equity in net unrealized gains from Symetra’s fixed maturity portfolio, net of applicable taxes	(80.6)	(58.5)
Total adjusted capital	$4,741.5	$4,958.3
Insurance float	$4,468.2	$4,487.5
Insurance float as a multiple of total adjusted capital	0.9x	0.9x
Net investment assets as a multiple of total adjusted capital	1.9x	1.9x
Insurance float as a multiple of White Mountains’ common shareholders’ equity	1.2x	1.2x
Net investment assets as a multiple of White Mountains’ common shareholders’ equity	2.5x	2.6x

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

During the first six months of 2011, insurance float decreased by $19 million, primarily due to the continued run-off of reserves as a result of the Commercial Lines Transaction at OneBeacon, partially offset by the portion of the $189 million of catastrophe losses reported by White Mountains in the first six months of 2011 that were unpaid as of June 30, 2011. These catastrophe losses reduce White Mountains’ total capital, creating a temporary increase in insurance float when they are first recorded, which will reverse and decrease insurance float as the catastrophe losses are paid in the future.

White Mountains anticipates that the closing of the Esurance Sale will reduce its insurance float by approximately $500 million, which would reduce White Mountains’ insurance float as a multiple of total adjusted capital from 0.9x to 0.7x.

Financing

The following table summarizes White Mountains’ capital structure as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
($ in millions)	2011	2010
OBH Senior Notes, carrying value	$269.7	$419.6
WMRe Senior Notes, carrying value	399.3	399.2
WTM Bank Facility	—	—
Total debt	669.0	818.8
Noncontrolling interest—OneBeacon Ltd.	282.6	295.0
Noncontrolling interest—WMRe Preference Shares	250.0	250.0
Total White Mountains’ common shareholders’ equity	3,620.5	3,653.0
Total capital(1)	4,822.1	5,016.8
Equity in net unrealized gains from Symetra’s fixed maturity portfolio	(80.6)	(58.5)
Total adjusted capital	$4,741.5	$4,958.3
Total debt to total adjusted capital	14%	17%
Total debt and WMRe Preference Shares to total adjusted capital	19%	22%

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

The Company’s 2010 Annual Report on Form 10-K contains a full discussion of White Mountains’ debt obligations as of December 31, 2010.

On April 21, 2011, OBH repurchased and retired $150 million aggregate principal amount of the OBH Senior Notes for an aggregate purchase price of $162 million through a cash tender offer.

At June 30, 2011, White Mountains had a revolving credit facility with a syndicate of lenders administered by Bank of America, N.A. with a total commitment of $475 million (the “WTM Bank Facility”). As of June 30, 2011, the WTM Bank Facility was undrawn.

The WTM Bank Facility contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under these facilities and result in acceleration of principal repayment on any amounts outstanding. At June 30, 2011, White Mountains was in compliance with all of the covenants under the WTM Bank Facility and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

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

The OBH Senior Notes and the WMRe Senior Notes were issued under indentures that contain restrictive covenants which, among other things, limit the ability of the Company, OBH, WMRe Group and their respective subsidiaries to create liens and enter into sale and leaseback transactions and consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which the Company, OBH or WMRe Group must adhere. At June 30, 2011, White Mountains was in compliance with all of the covenants under the OBH Senior Notes and the WMRe Senior Notes, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

Share Repurchase Program

In 2006, White Mountains’ board of directors authorized the Company to repurchase up to 1 million of its common shares, from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. On August 26, 2010, White Mountains’ board of directors authorized the Company to repurchase an additional 600,000 common shares.  Since the inception of this program, the Company has repurchased and retired 1,363,315 common shares for $516 million.  During the first six months of 2011, White Mountains repurchased and retired

265,579 of its common shares under its share repurchase program for $93 million at an average share price of $351.  During the first six months of 2010, the Company repurchased and retired 347,409 of its common shares under this program for $117 million at an average share price of $338.

Cash Flows

Detailed information concerning White Mountains’ cash flows during six months ended June 30, 2011 and 2010 follows:

Cash flows from operations for the six months ended June 30, 2011 and 2010

Net cash flows from operations was a use of $136 million and a source of $55 million in the first six months of 2011 and 2010, respectively. Net cash flows for operations in the first six months of 2011 and 2010 were adversely impacted by the run-off of reserves related to the Commercial Lines Transaction at OneBeacon and declining net investment income, primarily due to a decrease in the overall invested asset base. In addition, cash flows from operations reflect a use of approximately $13 million and a source of approximately $58 million of net payments in the first six months of 2011 and 2010 to purchase/sell derivative instruments and to fund collateral trusts under the terms of existing derivative contracts at WM Life Re. White Mountains does not believe that these trends will have a meaningful impact on its future liquidity or its ability to meet its future cash requirements.

Cash flows from investing and financing activities for the six months ended June 30, 2011

Financing and Other Capital Activities

During the first quarter of 2011, the Company declared and paid an $8 million cash dividend to its common shareholders.

During the first six months of 2011, the Company repurchased and retired 256,579 of its common shares for $93 million through its share repurchase program and 189 of its common shares for $0.1 million outside of the share repurchase program.

During the first six months of 2011, OneBeacon Ltd. declared and paid $135 million of cash dividends to its common shareholders, including $40 million of regular quarterly dividends and a $95 million special dividend. White Mountains received a total of $102 million of these dividends.

During the first six months of 2011, OBH repurchased and retired a portion of the outstanding OBH Senior Notes for $162 million.

During the first six months of 2011, OneBeacon paid a total of $11 million of interest on the OBH Senior Notes.

During the first six months of 2011, White Mountains Re declared and paid $85 million of cash dividends to its immediate parent.

During the first six months of 2011, White Mountains Re paid $13 million of interest on the WMRe Senior Notes and $9 million of dividends on the WMRe Preference Shares.

During the first six months of 2011, White Mountains contributed $10 million to WM Life Re.

During the first six months of 2011, White Mountains contributed $25 million to Esurance.

Cash flows from investing and financing activities for the six months ended June 30, 2010

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

As of June 30, 2011, approximately 93% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by the outside pricing service to determine fair value. The outside pricing services used by White Mountains have indicated that they will only provide prices where observable inputs are available. White Mountains’ process to validate the market prices obtained from the outside pricing sources includes, but is not limited to, periodic evaluation of model pricing methodologies and monthly analytical reviews of certain prices. White Mountains also periodically performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price. See Note 5 for further discussion of fair value measurements for investment securities.

WM Life Re

White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. White Mountains carries the benefit guarantees at fair value. The fair value of the guarantees is estimated using actuarial and capital market assumptions related to the projected discounted cash flows over the term of the reinsurance agreement. The valuation uses assumptions about surrenders/lapse rates, market volatilities and other factors, and includes a risk margin which represents the additional compensation a market participant would require to assume the risks related to the business. The selection of surrender/lapse rates, market volatility assumptions, risk margins and other factors require the use of significant management judgment. Assumptions regarding policyholder behavior, including surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimate. The cost of reinsuring these benefit guarantees may be greater than expected. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value of the liabilities associated with these guarantees that could materially affect results of operations. All of White Mountains’ variable annuity reinsurance liabilities ($591 million) were classified as Level 3 measurements at June 30, 2011.

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

As of June 30, 2011, WM Life Re’s annual surrender assumptions vary from 0.3% currently to 3% depending on the level of account value versus guarantee value; at the current levels of account value, the average is approximately 1.2% per annum.  The potential increase in the fair value of the liability due to a change in current actuarial assumptions is as follows:

Increase in fair value of liability
Millions	June 30, 2011	December 31, 2010
Decrease 50%	$11 million	$12 million
Decrease 100% (to zero surrenders)	$21 million	$24 million

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

Adjusted comprehensive income is a non-GAAP financial measure that excludes the change in equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes, from comprehensive income. In the calculation of comprehensive income under GAAP, fixed maturity investments are marked-to-market while the liabilities to which those assets are matched are not. Symetra attempts to earn a “spread” between what it earns on its investments and what it pays out on its products. In order to try to fix this spread, Symetra invests in a manner that tries to match the duration and cash flows of its investments with the required cash outflows associated with its life insurance and structured settlements products. As a result, Symetra typically earns the same spread on in-force business whether interest rates fall or rise. Further, at any given time, some of Symetra’s structured settlement obligations may extend 40 or 50 years into the future, which is further out than the longest maturing fixed maturity investments regularly available for purchase in the market (typically 30 years). For these long-dated products, Symetra is unable to fully match the obligation with assets until the remaining expected payout schedule comes within the duration of securities available in the market. If at that time, these fixed maturity investments have yields that are lower than the yields expected when the structured settlement product was originally priced, the spread for the product will shrink and Symetra will ultimately harvest lower returns for its shareholders. GAAP comprehensive income increases when rates decline, which would suggest an increase in the value of Symetra - the opposite of what is happening to the intrinsic value of the business. Therefore, White Mountains’ management and Board of Directors use adjusted comprehensive income when assessing Symetra’s quarterly financial performance. In addition, this measure is typically the predominant component of change in adjusted book value per share, which is used in calculation of White Mountains’ performance for both short-term (annual bonus) and long-term incentive plans. The reconciliation of adjusted comprehensive income to GAAP comprehensive income is included on page 37.

Adjusted book value per share is a non-GAAP measure which is derived by expanding the GAAP calculation of book value per White Mountains common share to exclude equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes. In addition, the number of common shares outstanding used in the calculation of adjusted book value per share are adjusted to exclude unearned restricted common shares, the compensation cost of which, at the date of calculation, has yet to be amortized. The reconciliation of adjusted book value per share to GAAP book value per share is included on page 36.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
GAAP expense ratio	32%	30%	32%	31%
Referral fees	(2)%	(2)%	(2)%	(2)%
Adjusted expense ratio	30%	28%	30%	29%
GAAP combined ratio	103%	103%	104%	105%
Referral fees	(2)%	(2)%	(2)%	(2)%
Adjusted combined ratio	101%	101%	102%	103%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Refer to White Mountains’ 2010 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”.  As of June 30, 2011, there were no material changes in the market risks as described in White Mountains’ most recent Annual Report.

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

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 30, 2011.

Part II.          OTHER INFORMATION

Item 1.           Legal Proceedings.

Tribune Company

In June 2011, Deutsche Bank Trust Company Americas, Law Debenture Company of New York and Wilmington Trust Company (collectively referred to as the “Plaintiff”), in their capacity as trustees for certain senior notes issued by the Tribune Company (the “Tribune”), filed lawsuits in various jurisdictions against numerous defendants including certain of White Mountains’ subsidiaries in their capacity as former shareholders of the Tribune seeking recovery of the proceeds from the sale of common stock of the Tribune in connection with the Tribune’s leveraged buyout in 2007. The Plaintiff seeks recovery of the proceeds received by the former Tribune shareholders on the basis that the Tribune purchased or repurchased its common shares without receiving fair consideration at a time when it was, or as a result of the purchases of shares, was rendered, insolvent.  Certain subsidiaries of White Mountains, received a total of approximately $39 million for the Tribune common stock it tendered in connection with the leveraged buyout.

Item 1A.        Risk Factors

There have been no material changes in the Registrant’s risk factors since the Registrant’s most recently filed Form 10-K.

Item 2.           Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
January 1 - 31, 2011	173,477	$342.97	173,477	328,724
February 1 - 28, 2011	26,615	$360.31	24,426	302,109
March 1- 31, 2011	46,381	$365.74	46,381	255,728
April 1 - 30, 2011	19,295	$371.19	19,295	236,433
Total	265,768	$350.73	263,579	236,433

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

Item 3.           Defaults Upon Senior Securities.

None.

Item 4.           Other Information.

None.

Item 5.           Exhibits.

(a)	Exhibits
	11	-	Statement Re Computation of Per Share Earnings ***
	31.1	-	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. *
	31.2	-	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. *
	32.1	-	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
	32.2	-	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
	101.1	-

The following financial information from White Mountains’ Quarterly Report on Form 10Q for the quarter ended June 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets, June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), Three and Six Months Ended June 30, 2011 and 2010; (iii) Consolidated Statements of Changes in Equity, Six Months Ended June 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows, Six Months Ended Jun 30, 2011 and 2010; and (v) Notes to Consolidated Financial Statements.**

*	Included herein
**	Furnished herewith.
***	Not included as an exhibit as the information is contained elsewhere within this report. See Note 9 of the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date: July 29, 2011	By:	/s/ J. Brian Palmer
J. Brian Palmer
Vice President and Chief Accounting Officer