Form 10-Q
period 2011-09-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2011-10-28
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2011

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

As of October 28, 2011, 7,630,717 common shares with a par value of $1.00 per share were outstanding (which includes 73,500 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Millions, except share and per share amounts)	2011	2010
	Unaudited
Assets
Fixed maturity investments, at fair value	$5,287.7	$5,786.1
Short-term investments, at amortized cost (which approximates fair value)	772.8	975.3
Common equity securities, at fair value	669.8	667.0
Convertible fixed maturity investments, at fair value	140.5	143.0
Other long-term investments	328.8	372.1
Total investments	7,199.6	7,943.5
Cash (restricted: $393.3 and $286.7)	557.7	395.0
Reinsurance recoverable on unpaid losses	2,581.2	2,344.0
Reinsurance recoverable on paid losses	30.9	63.1
Insurance and reinsurance premiums receivable	644.8	532.5
Funds held by ceding companies	131.6	118.7
Investments in unconsolidated affiliates	458.6	389.7
Deferred acquisition costs	202.9	176.1
Deferred tax asset	431.7	431.9
Ceded unearned insurance and reinsurance premiums	104.4	184.0
Accrued investment income	58.3	63.3
Accounts receivable on unsettled investment sales	20.3	39.5
Other assets	760.2	730.0
Assets held for sale	1,399.5	1,122.8
Total assets	$14,581.7	$14,534.1
Liabilities
Loss and loss adjustment expense reserves	$5,882.0	$5,736.8
Unearned insurance and reinsurance premiums	976.4	938.7
Debt	669.0	818.8
Deferred tax liability	360.6	373.2
Accrued incentive compensation	169.9	157.4
Ceded reinsurance payable	188.3	221.1
Funds held under reinsurance treaties	39.3	85.8
Accounts payable on unsettled investment purchases	57.1	22.3
Other liabilities	1,310.6	1,167.7
Liabilities held for sale	909.4	751.5
Total liabilities	10,562.6	10,273.3
Shareholders’ equity and noncontrolling interests
White Mountains’ common shareholders’ equity
White Mountains’ common shares at $1 par value per share - authorized 50,000,000 shares; issued and outstanding 7,630,717 and 8,194,925 shares	7.6	8.2
Paid-in surplus	1,262.7	1,350.8
Retained earnings	2,004.0	2,175.6
Accumulated other comprehensive income, after-tax:
Equity in unrealized gains from investments in unconsolidated affiliates	135.7	58.5
Net unrealized foreign currency translation gains	35.7	61.4
Other	(1.0)	(1.5)
Total White Mountains’ common shareholders’ equity	3,444.7	3,653.0
Noncontrolling interests
Noncontrolling interest - OneBeacon Ltd.	269.8	295.0
Noncontrolling interest - Sirius Group Preference Shares	250.0	250.0
Noncontrolling interest - consolidated limited partnerships and A.W.G Dewar	54.6	62.8
Total noncontrolling interests	574.4	607.8
Total equity	4,019.1	4,260.8
Total liabilities and equity	$14,581.7	$14,534.1

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except per share amounts)	2011	2010	2011	2010
Revenues:
Earned insurance and reinsurance premiums	$490.6	$498.1	$1,436.7	$1,772.9
Net investment income	42.8	48.9	138.1	157.4
Net realized and unrealized investment gains	1.7	11.6	78.3	104.7
Other revenue	(33.8)	(7.6)	(68.6)	(21.1)

Total revenues	501.3	551.0	1,584.5	2,013.9
Expenses:
Loss and loss adjustment expenses	277.1	253.4	914.0	1,175.9
Insurance and reinsurance acquisition expenses	107.0	102.1	296.2	370.9
Other underwriting expenses	67.0	75.0	211.5	245.9
General and administrative expenses	36.2	32.1	120.4	119.5
Interest expense on debt	12.8	13.2	38.8	44.2

Total expenses	500.1	475.8	1,580.9	1,956.4

Pre-tax income (loss) from continuing operations	1.2	75.2	3.6	57.5

Income tax (expense) benefit	.6	(11.7)	(1.9)	(10.3)

Net income (loss) from continuing operations	1.8	63.5	1.7	47.2

Loss from sale of discontinued operations, net of tax	(18.2)	—	(18.2)	—
Net (loss) income from discontinued operations, net of tax	(11.9)	3.6	(10.7)	1.2

(Loss) income before equity in earnings of unconsolidated affiliates	(28.3)	67.1	(27.2)	48.4

Equity in earnings of unconsolidated affiliates	1.5	7.9	16.1	1.6

Net (loss) income	(26.8)	75.0	(11.1)	50.0
Net income (loss) attributable to noncontrolling interests	11.0	(24.3)	(21.2)	(36.4)

Net (loss) income attributable to White Mountains’ common shareholders	(15.8)	50.7	(32.3)	13.6

Comprehensive income (loss), net of tax:
Change in equity in net unrealized gains from investments in unconsolidated affiliates	55.1	43.1	77.2	126.4
Change in foreign currency translation and other	(81.8)	126.9	(25.3)	45.9

Comprehensive (loss) income	(42.5)	220.7	19.6	185.9
Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive (loss) income attributable to White Mountains’ common shareholders	$(42.5)	$220.7	$19.6	$185.9

Income (loss) per share attributable to White Mountains’ common shareholders
Basic income (loss) per share
Continuing operations	$1.81	$5.58	$(.43)	$1.44
Discontinued operations	(3.81)	.43	(3.63)	.13

Diluted income (loss) per share
Continuing operations	$1.81	$5.58	$(.43)	$1.44
Discontinued operations	(3.81)	.43	(3.63)	.13

Dividends declared and paid per White Mountains’ common share	$—	$—	$1.00	$1.00

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Unaudited

	White Mountains’ Common Shareholders’ Equity
		Common		Accum. other
	Common	shares and		comprehensive	Non-
	shareholders’	paid-in	Retained	income (loss),	controlling
(Millions)	equity	surplus	earnings	after-tax	interest
Balances at January 1, 2011	$3,653.0	$1,359.0	$2,175.6	$118.4	$607.8

Net (loss) income	(32.3)	—	(32.3)	—	21.2
Other comprehensive income, after-tax	52.0	—	—	52.0	—
Dividends declared on common shares	(8.0)	—	(8.0)	—	—
Dividends to noncontrolling interests	—	—	—	—	(47.2)
Repurchases and retirements of common shares	(229.8)	(98.5)	(131.3)	—	—
Issuances of common shares	.9	.9	—	—	—
Net distributions to noncontrolling interests	—	—	—	—	(7.7)
Amortization of restricted share and option awards	8.9	8.9	—	—	.3

Balances at September 30, 2011	$3,444.7	$1,270.3	$2,004.0	$170.4	$574.4

	White Mountains’ Common Shareholders’ Equity
		Common		Accum. other
	Common	shares and		comprehensive	Non-
	shareholders’	paid-in	Retained	income (loss),	controlling
(Millions)	equity	surplus	earnings	after-tax	interest
Balances at January 1, 2010	$3,657.4	$1,445.0	$2,215.9	$(3.5)	$684.1

Cumulative effect adjustment - ASU 2009-17	(.4)	—	(.4)	—	(22.8)
Tax basis change due to intercompany transfer	(10.4)	—	(4.4)	(6.0)	—
Net (loss) income	13.6	—	13.6	—	36.4
Other comprehensive income, after-tax	172.3	—	—	172.3	—
Dividends declared on common shares	(8.8)	—	(8.8)	—	—
Dividends to noncontrolling interests	—	—	—	—	(80.5)
Repurchases and retirements of common shares	(178.2)	(88.2)	(90.0)	—	—
Issuances of common shares	.8	.8	—	—	—
Net distributions to noncontrolling interests	—	—	—	—	(13.5)
Amortization of restricted share and option awards	21.5	21.5	—	—	.1

Balances at September 30, 2010	$3,667.8	$1,379.1	$2,125.9	$162.8	$603.8

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended
	September 30,
(Millions)	2011	2010

Cash flows from operations:
Net (loss) income	$(11.1)	$50.0
Charges (credits) to reconcile net loss to net cash used for operations:
Net realized and unrealized investment gains	(78.3)	(104.7)
Net loss (income) from discontinued operations	10.7	(1.2)
Net loss on sale of discontinued operation - AutoOne	18.2	—
Other operating items:
Net change in loss and loss adjustment expense reserves	244.5	(237.4)
Net change in reinsurance recoverable on paid and unpaid losses	(209.2)	255.7
Net change in unearned insurance and reinsurance premiums	86.4	39.5
Net change in funds held by ceding companies	(17.2)	14.5
Net change in deferred acquisition costs	(31.2)	36.1
Net change in ceded unearned premiums	76.5	(157.1)
Net change in funds held under reinsurance treaties	(46.0)	(15.1)
Net change in insurance and reinsurance premiums receivable	(85.4)	(100.7)
Net change in ceded reinsurance payable	(76.1)	198.7
Net change in other assets and liabilities, net	141.2	(26.5)

Net cash provided from (used for) operations - continuing operations	23.0	(48.2)
Net cash provided from operations - discontinued operations	17.5	27.2

Net cash provided from (used for) operations	40.5	(21.0)

Cash flows from investing activities:
Net change in short-term investments	112.6	139.3
Sales of fixed maturity and convertible fixed maturity investments	2,905.7	1,625.4
Maturities, calls and paydowns of fixed maturity and convertible fixed maturity investments	1,015.3	1,426.0
Sales of common equity securities	125.4	110.2
Distributions and redemptions of other long-term investments	90.0	26.5
Purchases of other long-term investments	(30.6)	(71.0)
Contribution to discontinued operations	(97.1)	(16.8)
Purchases of common equity securities	(189.0)	(211.0)
Purchases of fixed maturity and convertible fixed maturity investments	(3,497.6)	(2,663.8)
Purchases of consolidated and unconsolidated affiliates, net of cash acquired	—	(4.9)
Sales of consolidated and unconsolidated affiliates	—	166.6
Net change in unsettled investment purchases and sales	54.0	(18.7)
Net acquisitions of property and equipment	(3.3)	(3.2)

Net cash provided from investing activities - continuing operations	485.4	504.6
Net cash provided from (used for) investing activities - discontinued operations	173.7	(21.7)

Net cash provided from investing activities	659.1	482.9

Cash flows from financing activities:
Repayment of debt	(161.6)	(14.0)
Repurchase of debt	—	(197.3)
Cash dividends paid to the Company’s common shareholders	(8.0)	(8.8)
Cash dividends paid to OneBeacon Ltd.’s noncontrolling common shareholders	(37.9)	(71.2)
Cash dividends paid on Sirius Group Preference Shares	(9.4)	(9.4)
Common shares repurchased	(229.7)	(178.2)
OneBeacon Ltd. common shares repurchased and retired	—	(10.5)
Proceeds from issuances of common shares	.9	.8
Net cash used for financing activities - continuing operations	(445.7)	(488.6)
Net cash provided from (used for) financing activities - discontinued operations	—	—

Net cash used for financing activities	(445.7)	(488.6)

Effect of exchange rate changes on cash	(2.0)	6.0

Net change in cash during the period	251.9	(20.7)
Net change in cash from discontinued operations	(191.2)	(5.5)
Cash balances at beginning of period (excludes restricted cash balances of $286.7 and $217.1 and AutoOne cash of $4.7 and $3.9)	103.7	120.0
Cash balances at end of period (excludes restricted cash balances of $393.3 and $273.1 and AutoOne cash of $0(1) and $4.4)	$164.4	$93.8

Supplemental cash flows information:
Interest paid	$(38.5)	$(49.6)
Net income tax payments to national governments	$(6.4)	$(10.6)

(1) AutoOne cash of $5.5 is included in assets held for sale at September 30, 2011.

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

These interim consolidated financial statements include the accounts of White Mountains Insurance Group, Ltd. (the “Company” or the “Registrant”) and its subsidiaries (collectively, with the Company, “White Mountains”) and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Company is an exempted Bermuda limited liability company whose principal businesses are conducted through its property and casualty insurance and reinsurance subsidiaries and affiliates. The Company’s headquarters is located at 14 Wesley Street, Hamilton, Bermuda HM 11, its principal executive office is located at 80 South Main Street, Hanover, New Hampshire 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM 11.  White Mountains’ reportable segments are OneBeacon, Sirius Group (formerly White Mountains Re) and Other Operations.  As discussed further in Note 2, on October 7, 2011 White Mountains completed its sale of Esurance Holdings, Inc. and its subsidiaries (“Esurance Insurance”) and Answer Financial Inc. and its subsidiaries (“AFI”) (collectively, “Esurance”) and the business that Esurance Insurance cedes to Sirius Group.  Esurance has been presented as discontinued operations and assets and liabilities held for sale in the financial statements. Prior year amounts have been reclassified to conform to the current year’s presentation.  (See Note 14 for discontinued operations and assets and liabilities held for sale).

The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of U.S. based property and casualty insurance companies (collectively “OneBeacon”), most of which operate in a multi-company pool. OneBeacon is a specialty property and casualty insurance writer that offers a wide range of insurance products through independent agencies, regional and national brokers, wholesalers and managing general agencies. As of September 30, 2011 and December 31, 2010, White Mountains owned 75.5% and 76.0% of OneBeacon Ltd.’s outstanding common shares.  As discussed further in Note 2, OneBeacon entered into a definitive agreement on August 30, 2011 to sell the AutoOne business. Accordingly, effective for September 30, 2011, AutoOne has been presented as discontinued operations and assets and liabilities held for sale in the financial statements. Prior year income statement and cash flow amounts have been reclassified to conform to the current year’s presentation.

The Sirius Group segment (previously defined as the White Mountains Re segment) consists of Sirius International Insurance Group, Ltd. (formerly White Mountains Re Ltd.), an exempted Bermuda limited liability company, and its subsidiaries (collectively, “Sirius Group”).  Sirius Group provides insurance and reinsurance products for property, accident and health, aviation and space, trade credit, marine, casualty, and agriculture and certain other exposures on a worldwide basis through its subsidiaries, Sirius International Insurance Corporation (“Sirius International”, formerly WMRe Sirius) and Sirius America Insurance Company (“Sirius America”, formerly WMRe America). Sirius Group also specializes in the acquisition and management of run-off insurance and reinsurance companies both in the United States and internationally through its White Mountains Re Solutions division.  Sirius Group also includes Scandinavian Reinsurance Company, Ltd. (“Scandinavian Re”) and Central National Insurance Company of Omaha (“Central National”), which was acquired during the first quarter of 2010 (see Note 2), both of which are in run-off.

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

White Mountains’ discontinued operations consist of Esurance Insurance, AFI, the business that Esurance Insurance ceded to Sirius Group and AutoOne.  Esurance Insurance writes personal auto insurance directly to customers in 30 states through its website and over the phone and also sells other lines of personal insurance for unaffiliated insurance companies.  Esurance Insurance also writes personal auto policies through select online agents and provides other insurance products through partnerships with industry leading online providers.  Esurance Insurance earns commissions and fees by referring to unaffiliated insurance companies those shoppers that it cannot underwrite because of pricing or underwriting eligibility.  AFI is one of the largest independent personal insurance agencies in the United States.  AFI sells insurance online and through call centers for both Esurance Insurance and unaffiliated companies utilizing a comparison quoting platform.  AutoOne was formed by OneBeacon in 2001 to provide products and services to automobile assigned risk markets primarily in New York and New Jersey.

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

The percentage of the noncontrolling ownership interests in OneBeacon Ltd. at September 30, 2011 and December 31, 2010 was 24.5% and 24.0%. The increase in the noncontrolling ownership percentage during the first nine months of 2011 was the result of the issuance of 630,000 restricted common shares of OneBeacon Ltd. to its CEO in May 2011 (see Note 12).

On May 24, 2007, Sirius International Group, Ltd. (“Sirius International Group” formerly known as White Mountains Re Group, Ltd), an intermediate holding company of Sirius Group, issued 250,000 non-cumulative perpetual preference shares with a $1,000 per share liquidation preference (the “Sirius Group Preference Shares”). Proceeds of $245.7 million, net of $4.3 million of issuance costs and commissions, were received from the issuance.  The Sirius Group Preference Shares are included in noncontrolling interests on the balance sheet.

At September 30, 2011 and December 31, 2010, the noncontrolling equity interest in limited partnerships that are consolidated with White Mountains (Tuckerman Fund I, the Prospector Offshore Fund and the Prospector Turtle Fund) was $51.8 million and $59.7 million.  At September 30, 2011 and December 31, 2010, the noncontrolling equity interest in A.W.G. Dewar Inc, a subsidiary of OneBeacon, was $2.2 million and $3.1 million.

Recently Adopted Changes in Accounting Principles

Disclosures about Fair Value Measurements

White Mountains adopted Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (included in Accounting Standards Codification (“ASC”) 820-10), effective March 31, 2010. The ASU clarifies existing disclosure requirements for fair value measurements and requires the disclosure of the amounts and nature of transfers in and out of Level 1 and Level 2 measurements; purchase, sale, issuance and settlement activity for Level 3 measurements presented on a gross rather than a net basis; fair value measurements by Level presented on a more disaggregated basis, by asset or liability class; and more detailed disclosures about inputs and valuation techniques for Level 2 and Level 3 measurements for interim and annual reporting periods. White Mountains has expanded its fair value disclosures to meet the requirements of the ASU effective for the period ended March 31, 2010 (see Note 5).

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

Recently Issued Accounting Pronouncements

Goodwill Impairment

On September 15, 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (ASC 350). The ASU amends the guidance that requires an entity to test goodwill for impairment on at least an annual basis using a two-step quantitative test. The new guidance permits an entity to first assess facts and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines on the basis of this assessment that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performance of the two-step quantitative test is not required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. White Mountains expects that adoption will have no material effect upon its financial position, results of operations or cash flows.

Comprehensive Income

On June 16, 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (ASC 220). The ASU requires presentation of the components of net income, the total of other comprehensive income and total comprehensive income to be presented on a single statement. The option of presenting other comprehensive income in the statement of changes in equity has been eliminated by the ASU. ASU 2011-05 is effective for fiscal years and interim periods within those fiscal years ending after December 15, 2011. White Mountains already presents comprehensive income in accordance with the requirements of the ASU, so there will be no effect upon adoption.

Fair Value Measurements and Disclosures

On May 12, 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASC 820). The ASU clarifies existing guidance with respect to the concepts of highest and best use and valuation premise and measuring instruments classified within a reporting entity’s shareholders’ equity.  The ASU also clarifies disclosure requirements, requiring disclosure of quantitative information about unobservable inputs used in Level 3 fair value measurements. The ASU also amends existing guidance. In circumstances where a reporting entity manages a portfolio of financial assets and liabilities based on the net market and counterparty credit risk exposures, the ASU permits determination of the fair value of those instruments to be based on the net risk exposure. In addition, the ASU permits the application of premiums or discounts to be applied in a fair value measurement to the extent that market participants would consider them in valuing the financial instruments. The ASU also expands the required disclosures for Level 3 measurements, requiring that reporting entities provide a narrative description of the sensitivity of Level 3 fair value measurements to changes in unobservable inputs and the interrelationships between those inputs, if any.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. White Mountains is currently evaluating the effect the adoption of ASU 2011-04 will have on its financial position and results of operations.

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

ASU 2010-26 is effective for interim periods and annual fiscal years beginning after December 15, 2011 and may be applied prospectively or retrospectively.  White Mountains expects that adoption will not have a material effect upon its financial position, results of operations or cash flows.

Note 2. Significant Transactions

Sale of Esurance

On October 7, 2011, White Mountains completed its sale of Esurance Insurance and AFI to The Allstate Corporation (see Note 15).

Self Tender Offer

On September 21, 2011, White Mountains completed a “modified Dutch auction” self-tender offer whereby White Mountains repurchased 327,872 of its common shares at $415 per share. The total cost of the tender offer was $136.5 million, including $0.4 million of fees and expenses.

Sale of AutoOne

On August 30, 2011, OneBeacon entered into a definitive agreement (the “Purchase Agreement”) to sell the AutoOne business to Interboro Holdings, Inc. (“Interboro”). OneBeacon formed AutoOne in 2001 to provide products and services to automobile assigned risk markets primarily in New York and New Jersey. OneBeacon will transfer to the buyer AutoOne Insurance Company (“AOIC”) and AutoOne Select Insurance Company (“AOSIC”), which will contain the assets, liabilities (including loss reserves and unearned premiums), and the equity capital of the business, and will transfer substantially all of the AutoOne infrastructure including staff, systems and office space. The transaction is expected to close in the fourth quarter of 2011, subject to regulatory approvals. As a result of entering into the Purchase Agreement, AutoOne is now reported as discontinued operations. See Note 14.

During the three months ended September 30, 2011, OneBeacon recorded an after-tax charge of $18.2 million reflecting the estimated loss on sale of the AutoOne business.

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

Acquisition of Central National

On February 26, 2010, Sirius Group acquired Central National for $5 million in cash. Central National ceased writing business in 1989 and was operated under the control of the Nebraska Department of Insurance since 1990. The transaction resulted in a gain of $12.8 million recorded in other revenues.

Note 3.  Loss and Loss Adjustment Expense Reserves

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activities of White Mountains’ insurance and reinsurance subsidiaries for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2011	2010	2011	2010
Gross beginning balance	$5,642.4	$6,198.1	$5,736.8	$6,379.2
Less beginning reinsurance recoverable on unpaid losses	(2,193.0)	(2,748.3)	(2,344.0)	(2,771.5)
Net loss and LAE reserves	3,449.4	3,449.8	3,392.8	3,607.7

Less: Beginning net loss and LAE reserves for AutoOne (1)	(58.6)	(81.7)	(68.2)	(95.8)

Loss and LAE reserves acquired — Central National	—	—	—	17.6
Loss and LAE reserves sold — OneBeacon Personal Lines (2)	—	—	—	(231.0)

Loss and LAE incurred relating to:
Current year losses	307.8	284.7	972.2	1,244.9
Prior year losses	(30.7)	(31.3)	(58.2)	(69.0)
Total incurred losses and LAE	277.1	253.4	914.0	1,175.9

Accretion of fair value adjustment to loss and LAE reserves	2.1	2.1	6.2	6.3
Foreign currency translation adjustment to loss and LAE reserves	(25.5)	39.9	5.7	6.7

Loss and LAE paid relating to:
Current year losses	(112.8)	(156.3)	(237.9)	(403.9)
Prior year losses	(230.9)	(211.8)	(711.8)	(788.1)
Total loss and LAE payments	(343.7)	(368.1)	(949.7)	(1,192.0)

Plus: Ending net loss and LAE reserves for AutoOne (1)	—	82.9	—	82.9

Net ending balance	3,300.8	3,378.3	3,300.8	3,378.3
Plus ending reinsurance recoverable on unpaid losses	2,581.2	2,592.1	2,581.2	2,592.1
Gross ending balance	$5,882.0	$5,970.4	$5,882.0	$5,970.4

(1)

Adjustment is to present loss and LAE reserve activities from continuing operations. At September 30, 2011, loss and LAE reserves for AutoOne have been reclassified as liabilities held for sale.  Loss and LAE reserve balances for AutoOne prior to September 30, 2011 were not reclassified. See Note 14.

(2)

In the second quarter of 2010, $231.0 of net loss and LAE reserves related to the Personal Lines Transaction were reclassified to liabilities held for sale. The Personal Lines Transaction closed in July 2010.

Loss and LAE incurred relating to prior year losses for the three and nine months ended September 30, 2011

During the three and nine months ended September 30, 2011, White Mountains experienced $30.7 million and $58.2 million of net favorable loss reserve development.

For the three and nine months ended September 30, 2011, OneBeacon had net favorable loss reserve development of $9.8 million and $25.0 million.  The favorable loss reserve development was primarily due to lower than expected severity on losses related to professional liability lines, multiple peril liability lines and other general liability lines.

For the three and nine months ended September 30, 2011, Sirius Group had net favorable loss reserve development of $20.9 million and $33.2 million, primarily attributable to property lines.

Loss and LAE incurred relating to prior year losses for the three and nine months ended September 30, 2010

During the three and nine months ended September 30, 2010, White Mountains experienced $31.3 million and $69.0 million of net favorable loss reserve development.

For the three and nine months ended September 30, 2010, OneBeacon had net favorable loss reserve development of $17.8 million and $42.1 million.  The favorable loss reserve development was primarily due to lower than expected severity on losses related to professional liability lines, commercial package business and other general liability lines.

For the three and nine months ended September 30, 2010, Sirius Group had net favorable loss reserve development of $13.5 million and $26.9 million.  The favorable loss reserve development at Sirius Group was primarily due to short-tailed lines of business, primarily property, accident and health, and aviation.

Fair value adjustment to loss and LAE reserves

In connection with purchase accounting for the acquisitions of Scandinavian Re and Stockbridge Insurance Company (“Stockbridge”), White Mountains was required to adjust loss and LAE reserves and the related reinsurance recoverables to fair value on their respective acquired balance sheets.  The net reduction to loss and LAE reserves is being recognized through an income statement charge ratably with and over the period the claims are settled.

Sirius Group recognized $2.1 million and $6.2 million for the three and nine months ended September 30, 2011, and $2.1 million and $6.3 million for the three and nine months ended September 30, 2010.  As of September 30, 2011, the pre-tax un-accreted adjustment was $14.9 million.

Note 4. Third Party Reinsurance

In the normal course of business, White Mountains’ insurance and reinsurance subsidiaries may seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. White Mountains remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.

OneBeacon

At September 30, 2011, OneBeacon had $13.7 million of reinsurance recoverables on paid losses and $2,405.7 million (gross of $166.6 million in purchase accounting adjustments) that will become recoverable if claims are paid in accordance with current reserve estimates. The collectability of balances due from OneBeacon’s reinsurers is critical to OneBeacon’s financial strength because reinsurance contracts do not relieve OneBeacon of its primary obligation to its policyholders. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. Uncollectible amounts historically have not been significant.

The following table provides a listing of OneBeacon’s top reinsurers, excluding industry pools and associations, based upon recoverable amounts, the percentage of total paid and unpaid reinsurance recoverables and the reinsurer’s A.M Best Company, Inc. (“A.M. Best”) rating.

Top Reinsurers (Millions)	Balance at September 30, 2011	% of Total	A.M. Best Rating(1)
National Indemnity Company and General Reinsurance Corporation (2)	$1,565.2	65%	A++
Hanover Insurance Company	110.1	5%	A
Tokio Marine and Nichido Fire (3)	55.8	2%	A++
Tower Insurance Company	53.7	2%	A-
Munich Reinsurance America	31.5	1%	A+

(1)

A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen ratings), “A+” (Superior, which is the second highest of fifteen ratings), “A” (Excellent, which is the third highest of fifteen ratings), and “A-” (Excellent, which is the fourth highest of fifteen ratings).

(2)

Includes $198.3 of Third Party Recoverables (as defined below), which NICO (as defined below) would pay under the terms of the NICO Cover (as defined below) if they are unable to collect from third party reinsurers.

(3)

Includes $29.3 of reinsurance recoverables from various third party reinsurers that are guaranteed by Tokio Marine and Nichido Fire under the terms of a 100% quota share reinsurance agreement between Houston General Insurance Company and Tokio Marine and Nichido Fire.

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

Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables (“Third Party Recoverables”) from certain of OneBeacon’s third party reinsurers in existence at the time the NICO Cover was executed. As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. White Mountains estimates that on an incurred basis, net of Third Party Recoverables, as of September 30, 2011 it has used approximately $2.3 billion of the coverage provided by NICO.  Through September 30, 2011, $1.4 billion of these incurred losses have been paid by NICO. Since entering into the NICO Cover, approximately 8%  ($187.7 million), of the $2.3 billion of utilized coverage from NICO related to uncollectible Third Party Recoverables. To the extent that actual experience differs from White Mountains’ estimate of ultimate A&E losses and Third Party Recoverables, future losses could utilize some or all of the protection remaining under the NICO Cover.

Pursuant to the GRC Cover, OneBeacon is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OneBeacon intends to only seek reimbursement from GRC for claims which result in payment patterns similar to those supporting its recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OneBeacon on its own investments. This cost, if any, is expected to be nominal.  During the three and nine months ended September 30, 2011, $13.6 million and $60.7 million was collected under the GRC Cover.

During the third quarter of 2011, OneBeacon completed a new ground-up study of its legacy asbestos and environmental exposures.  The previous study was based on experience through 2007.  Reasonable estimates of potential adverse scenarios continue to be within the $2.5 billion reinsurance cover issued by NICO.  The point estimate of incurred losses ceded to NICO increased from $2.2 billion to $2.3 billion.

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

OneBeacon had entered into a 30% quota share agreement with a group of reinsurers that ran from January 1, 2009 through December 31, 2009, and had renewed the agreement effective January 1, 2010 through July 1, 2010, the closing date of the Personal Lines Transaction.  Through June 30, 2010, OneBeacon ceded $25.6 million of written premiums from its Northeast homeowners business written through OneBeacon Insurance Company (“OBIC”) and its subsidiary companies, along with Adirondack Insurance Exchange (“Adirondack Insurance”) and New Jersey Skylands Insurance Agency (“NJSIA”) in New York and New Jersey, respectively.

Sirius Group

At September 30, 2011, Sirius Group had $17.2 million of reinsurance recoverables on paid losses and $342.1 million of reinsurance that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve Sirius Group of its obligation to its ceding companies, the collectability of balances due from its reinsurers is critical to Sirius Group’s financial strength. Sirius Group monitors the financial strength of its reinsurers on an ongoing basis. The following table provides a listing of Sirius Group’s top reinsurers based upon recoverable amounts, the percentage of total paid and unpaid reinsurance recoverables and the reinsurers’ A.M. Best ratings.

Top Reinsurers (Millions)	Balance at September 30, 2011	% of Total	A.M. Best Rating (1)	% Collateralized
General Reinsurance Corporation	$43.3	12%	A++	2%
Olympus (2)	40.8	11%	NR-5	100%
Swiss Re Group	40.0	11%	A	4%
Lloyds of London(3)	31.3	9%	A	6%
Michigan Catastrophic Claims Association	14.6	4%	N/A(4)	—%

(1)	A.M. Best ratings as detailed above are: “NR-5” (Not formally followed), “A++” (Superior, which is the highest of fifteen ratings), and “A” (Excellent, which is the third highest of fifteen ratings).
(2)	Non-U.S. insurance entity. Balances are fully collateralized through funds held, letters of credit or trust agreements.
(3)	Represents the total of reinsurance recoverables due to Sirius Group from all Lloyds Syndicates.
(4)

Michigan Catastrophic Claims Association (“MCCA”) is a non-profit unincorporated association of which every insurance company that sells automobile coverage in Michigan is required to be a member.  A.M. Best does not rate MCCA. Sirius Group acquired its recoverable from MCCA pursuant to its acquisition of Stockbridge.

Note 5.  Investment Securities

White Mountains’ invested assets consist of securities and other long-term investments held for general investment purposes.  The portfolio of investment securities includes fixed maturity investments, convertible fixed maturities and equity securities which are all classified as trading securities. Trading securities are reported at fair value as of the balance sheet date.  Realized and unrealized investment gains and losses on trading securities are reported pre-tax in revenues. White Mountains’ investments in debt securities, including mortgage-backed and asset-backed securities, are generally valued using industry standard pricing models. Key inputs include benchmark yields, benchmark securities, reported trades, issuer spreads, bids, offers, credit ratings and prepayment speeds. Income on mortgage-backed and asset-backed securities is recognized using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the estimated economic life is recalculated and the remaining unamortized premium or discount is amortized prospectively over the remaining economic life.

Realized investment gains and losses resulting from sales of investment securities are accounted for using the specific identification method.  Premiums and discounts on all fixed maturity investments are accreted or amortized to income over the anticipated life of the investment.  Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized cost, which approximated fair value as of September 30, 2011 and December 31, 2010.

Other long-term investments primarily comprise White Mountains’ investments in hedge funds and private equity funds.

Net Investment Income

Pre-tax net investment income for the three and nine months ended September 30, 2011 and 2010 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2011	2010	2011	2010
Investment income:
Fixed maturity investments	$38.5	$46.9	$127.0	$149.9
Short-term investments	.9	.8	3.2	3.7
Common equity securities	3.6	2.7	10.1	7.1
Convertible fixed maturity investments	1.3	.4	3.9	4.4
Other long-term investments	1.2	1.1	1.9	1.6
Interest on funds held under reinsurance treaties	.2	(.5)	(.6)	(2.2)
Total investment income	45.7	51.4	145.5	164.5
Less third-party investment expenses	(2.9)	(2.5)	(7.4)	(7.1)
Net investment income, pre-tax	$42.8	$48.9	$138.1	$157.4

Net Realized and Unrealized Investment Gains and Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2011	2010	2011	2010
Net realized investment gains (losses), pre-tax	$37.1	$31.4	$109.6	$93.7
Net unrealized investment gains (losses), pre-tax	(35.4)	(19.8)	(31.3)	11.0
Net realized and unrealized investment gains (losses), pre-tax	1.7	11.6	78.3	104.7
Income taxes attributable to realized and unrealized investment gains (losses)	(1.1)	(22.7)	(23.7)	(24.5)
Net realized and unrealized investment gains (losses), after-tax	$.6	$(11.1)	$54.6	$80.2

Net realized investment gains (losses)

Net realized investment gains (losses) for the three and nine months ended September 30, 2011 and 2010 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2011	2010	2011	2010
Fixed maturity investments	$14.0	$34.7	$33.6	$68.1
Short-term investments	—	—	—	—
Common equity securities	23.1	(13.7)	41.0	6.7
Convertible fixed maturity investments	(.7)	6.2	6.3	19.9
Other long-term investments	.7	4.2	28.7	(1.0)
Net realized investment gains (losses), pre-tax	37.1	31.4	109.6	93.7
Income taxes attributable to realized investment gains (losses)	(8.0)	(4.9)	(31.7)	(20.5)
Net realized investment gains (losses), after-tax	$29.1	$26.5	$77.9	$73.2

Net unrealized investment gains (losses)

The following table summarizes changes in the carrying value of investments measured at fair value:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
Millions	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings
Fixed maturities	$3.5	$67.5	$71.0	$12.6	$77.7	$90.3
Short-term investments	(.1)	(.4)	(.5)	(.1)	(1.4)	(1.5)
Common equity securities	(101.0)	(.9)	(101.9)	(95.1)	(1.8)	(96.9)
Convertible fixed maturity investments	(11.2)	—	(11.2)	(19.3)	—	(19.3)
Other long-term investments	(1.2)	8.4	7.2	(8.4)	4.5	(3.9)
Net unrealized investment gains (losses), pre-tax	(110.0)	74.6	(35.4)	(110.3)	79.0	(31.3)
Income taxes attributable to unrealized investment gains (losses)	26.4	(19.5)	6.9	28.5	(20.5)	8.0
Net unrealized investment gains (losses), after-tax	$(83.6)	$55.1	$(28.5)	$(81.8)	$58.5	$(23.3)

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
Millions	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings
Fixed maturities	$3.3	$(81.2)	$(77.9)	$36.4	$(53.6)	$(17.2)
Short-term investments	—	1.4	1.4	—	.6	.6
Common equity securities	64.3	(10.8)	53.5	31.8	(9.7)	22.1
Convertible fixed maturity investments	2.8	—	2.8	(8.3)	—	(8.3)
Other long-term investments	9.0	(8.6)	.4	20.5	(6.7)	13.8
Net unrealized investment gains (losses), pre-tax	79.4	(99.2)	(19.8)	80.4	(69.4)	11.0
Income taxes attributable to unrealized investment gains (losses)	(28.8)	11.0	(17.8)	(22.4)	18.4	(4.0)
Net unrealized investment gains (losses), after-tax	$50.6	$(88.2)	$(37.6)	$58.0	$(51.0)	$7.0

The following table summarizes the amount of total pre-tax gains (losses) included in earnings attributable to unrealized investment gains (losses) for Level 3 investments for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2011	2010	2011	2010
Fixed maturities	$(13.5)	$3.3	$(14.9)	$9.5
Common equity securities	(17.5)	2.5	(17.0)	(20.0)
Convertible fixed maturities	—	—	—	—
Other long-term investments	(3.2)	8.5	(6.5)	37.4
Total unrealized investment gains (losses), pre-tax - Level 3 investments	$(34.2)	$14.3	$(38.4)	$26.9

Investment Holdings

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses and carrying values of White Mountains’ fixed maturity investments as of September 30, 2011 and December 31, 2010, were as follows:

	September 30, 2011
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$347.1	$5.8	$(.2)	$.4	$353.1
Debt securities issued by corporations	1,990.0	76.6	(11.9)	(.8)	2,053.9
Municipal obligations	2.4	—	—	—	2.4
Mortgage-backed and asset-backed securities	2,200.8	29.8	(4.9)	14.9	2,240.6
Foreign government, agency and provincial obligations	653.0	14.1	(.2)	(.9)	666.0
Preferred stocks	82.3	3.3	(11.0)	—	74.6
Total fixed maturity investments(1)	$5,275.6	$129.6	$(28.2)	$13.6	$5,390.6

(1) Carrying value includes $102.9 that is classified as assets held for sale relating to AutoOne discontinued operations.

	December 31, 2010
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$385.9	$13.6	$(.8)	$—	$398.7
Debt securities issued by corporations	2,149.2	87.9	(21.1)	(37.9)	2,178.1
Municipal obligations	3.3	.1	(.1)	—	3.3
Mortgage-backed and asset-backed securities	2,082.0	18.2	(15.6)	(12.9)	2,071.7
Foreign government, agency and provincial obligations	1,053.6	7.7	(6.6)	(8.3)	1,046.4
Preferred stocks	81.9	6.1	—	(.1)	87.9
Total fixed maturity investments	$5,755.9	$133.6	$(44.2)	$(59.2)	$5,786.1

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses and carrying values of White Mountains’ common equity securities, convertible fixed maturities and other long-term investments as of September 30, 2011 and December 31, 2010, were as follows:

	September 30, 2011
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
Common equity securities	$661.0	$35.4	$(26.6)	$—	$669.8
Convertible fixed maturities	$143.7	$4.4	$(7.6)	$—	$140.5
Other long-term investments	$290.2	$56.2	$(15.2)	$(2.4)	$328.8

	December 31, 2010
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
Common equity securities	$561.2	$105.5	$(1.5)	$1.8	$667.0
Convertible fixed maturities	$126.9	$16.2	$(.1)	$—	$143.0
Other long-term investments	$329.5	$62.4	$(13.0)	$(6.8)	$372.1

Other long-term investments

White Mountains holds investments in hedge funds and private equity funds, which are included in other long-term investments. The fair value of these investments has been estimated using the net asset value of the funds. At September 30, 2011, White Mountains held investments in 17 hedge funds and 33 private equity funds.  The decrease in the fair value of hedge funds and private equity funds is due to net redemptions during the period. The largest investment in a single fund was $31.4 million at September 30, 2011. The following table summarizes investments in hedge funds and private equity interests by investment objective and sector at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Hedge funds
Long/short equity	$49.0	$—	$50.4	$—
Long/short credit & distressed	32.3	—	34.1	—
Long diversified strategies	22.0	—	24.0	—
Long/short equity REIT	14.7	—	25.2	—
Long/short equity activist	11.7	—	16.9	—
Long bank loan	.5	—	5.1	—
Total hedge funds	130.2		155.7	—

Private equity funds
Distressed residential real estate	31.4	—	49.2	—
Energy infrastructure & services	29.5	9.9	24.2	10.8
Multi-sector	28.0	8.2	26.0	10.6
Manufacturing/Industrial	17.0	—	17.9	—
Private equity secondaries	11.3	4.0	10.4	4.4
Real estate	10.2	3.3	9.1	4.6
International multi-sector, Europe	8.0	4.7	10.5	5.3
International multi-sector, Asia	3.6	2.7	4.9	2.7
Insurance	3.6	41.3	3.9	41.3
Venture capital	2.5	.5	2.2	1.0
Healthcare	2.3	7.0	1.5	8.0
Total private equity funds	147.4	81.6	159.8	88.7

Total hedge and private equity funds included in other long-term investments	$277.6	$81.6	$315.5	$88.7

Redemption of investments in certain hedge funds is subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions.  Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. The following summarizes the September 30, 2011 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Notice Period
Millions Redemption frequency	30-59 days notice	60-89 days notice	90-119 days notice	120+ days notice	Total
Monthly	$—	$—	$—	$6.0	$6.0
Quarterly	26.1	29.7	19.6	—	75.4
Semi-annual	—	5.1	—	14.7	19.8
Annual	21.9	—	6.6	.5	29.0
Total	$48.0	$34.8	$26.2	$21.2	$130.2

Certain of the hedge fund investments in which White Mountains is invested are no longer active and are in process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund’s underlying investments are liquidated.  At September 30, 2011, distributions of $3.2 million were outstanding from these investments. The actual amount of the final distribution remittances remain subject to market fluctuations. The date at which such remittances will be received is not determinable at September 30, 2011.

White Mountains has also submitted redemption requests for certain of its investments in active hedge funds.  At September 30, 2011 redemptions of $2.0 million are outstanding. The date at which such remittances will be received is not determinable at September 30, 2011. Redemptions are recorded as receivables when approved by the hedge funds and no longer subject to market fluctuations.

Investments in private equity funds are generally subject to a “lock-up” period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investments. In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors. At September 30, 2011, investments in private equity funds were subject to lock-up periods as follows:

Millions	1-3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private Equity Funds — expected lock-up period remaining	$47.3	$—	$83.1	$17.0	$147.4

Fair value measurements at September 30, 2011

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

White Mountains employs a number of procedures to assess the reasonableness of the fair value measurements for its other long-term investments, including obtaining and reviewing each hedge fund’s and private equity fund’s audited annual financial statements and periodically discussing each fund’s pricing with the fund manager. However, since the fund managers do not provide sufficient information to evaluate the pricing inputs and methods for each underlying investment, the inputs are considered to be unobservable. Accordingly, the fair values of White Mountains’ investments in hedge funds and private equity funds have been classified as Level 3 measurements. The fair value of White Mountains’ investments in hedge funds and private equity funds has been determined using net asset value.

In addition to the investments described above, White Mountains has $66.1 million and $77.8 million of investment-related liabilities recorded at fair value and included in other liabilities as of September 30, 2011 and December 31, 2010.  These liabilities relate to securities that have been sold short by limited partnerships in which White Mountains has investments and is required to consolidate under GAAP.  All of the liabilities included have a Level 1 designation.

Fair Value Measurements by Level

The following tables summarize White Mountains’ fair value measurements for investments at September 30, 2011 and December 31, 2010, by level. The fair value measurements for derivative assets associated with White Mountains’ variable annuity reinsurance business are presented in Note 8.

	September 30, 2011
Millions	Fair value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturities:
US Government and agency obligations	$353.1	$343.5	$9.6	$—

Debt securities issued by corporations:
Consumer	719.0	—	719.0	—
Industrial	425.3	—	425.3	—
Financials	243.4	5.7	212.2	25.5
Communications	211.0	—	211.0	—
Energy	118.0	—	118.0	—
Basic materials	160.1	—	160.1	—
Utilities	148.3	—	148.3	—
Technology	25.3	—	25.3	—
Diversified	3.5	—	3.5	—
Total debt securities issued by corporations:	2,053.9	5.7	2,022.7	25.5

Municipal obligations	2.4	—	2.4	—
Mortgage-backed and asset-backed securities	2,240.6	—	2,108.7	131.9
Foreign government, agency and provincial obligations	666.0	64.5	601.5	—
Preferred stocks	74.6	—	15.1	59.5
Total fixed maturities(2)	5,390.6	413.7	4,760.0	216.9

Short-term investments	772.8	759.0	13.8	—

Common equity securities:
Financials	191.6	159.4	.5	31.7
Consumer	166.0	164.8	1.2	—
Basic materials	108.4	107.2	1.2	—
Energy	57.5	57.5	—	—
Utilities	40.7	40.7	—	—
Technology	28.6	27.6	1.0	—
Other	77.0	25.3	51.3	.4
Total common equity securities	669.8	582.5	55.2	32.1

Convertible fixed maturity investments	140.5	—	140.5	—
Other long-term investments(1)	292.2	—	—	292.2
Total investments	$7,265.9	$1,755.2	$4,969.5	$541.2

(1)  Excludes carrying value of $36.6 associated with other long-term investment limited partnerships accounted for using the equity method.

(2)  Carrying value includes $102.9 that is classified as assets held for sale relating to AutoOne discontinued operations.

	December 31, 2010
Millions	Fair value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

Fixed maturities:
US Government and agency obligations	$398.7	$388.9	$9.8	$—

Debt securities issued by corporations:
Consumer	769.0	—	769.0	—
Industrial	511.3	—	511.3	—
Financials	265.8	6.3	259.5	—
Communications	226.3	—	226.3	—
Basic materials	125.3	—	125.3	—
Utilities	106.7	—	106.7	—
Energy	151.5	—	151.5	—
Technology	22.1	—	22.1	—
Total debt securities issued by corporations:	2,178.0	6.3	2,171.7	—

Municipal obligations	3.3	—	3.3
Mortgage-backed and asset-backed securities	2,071.7	—	2,014.7	57.0
Foreign government, agency and provincial obligations	1,046.5	82.6	963.9	—
Preferred stocks	87.9	—	16.5	71.4
Total fixed maturities	5,786.1	477.8	5,179.9	128.4

Short-term investments	975.3	878.7	96.6	—

Common equity securities:
Financials	221.6	152.6	1.2	67.8
Consumer	123.3	122.5	.8	—
Basic materials	98.8	97.1	1.7	—
Energy	60.2	60.2	—	—
Utilities	47.6	44.6	—	3.0
Technology	31.8	30.4	1.4	—
Other	83.7	30.5	52.8	.4
Total common equity securities	667.0	537.9	57.9	71.2

Convertible fixed maturity investments	143.0	—	143.0	—
Other long-term investments(1)	330.2	—	—	330.2
Total investments	$7,901.6	$1,894.4	$5,477.4	$529.8

(1) Excludes carrying value of $41.9 associated with other long-term investment limited partnerships accounted for using the equity method.

Debt securities issued by corporations

The following table summarizes the ratings of the corporate debt securities held in White Mountains’ investment portfolio as of September 30, 2011 and December 31, 2010:

Millions	September 30, 2011	December 31, 2010
AAA	$—	$—
AA	217.4	210.0
A	765.0	833.7
BBB	1,059.8	1,109.1
BB	5.5	24.5
Other	6.2	.7
Debt securities issued by corporations	$2,053.9	$2,178.0

Mortgage-backed, Asset-backed Securities

White Mountains purchases commercial and residential mortgage-backed securities with the goal of maximizing risk adjusted returns in the context of a diversified portfolio. White Mountains’ non-agency commercial mortgage-backed portfolio (“CMBS”) is generally short tenor, fixed rate and structurally senior, with more than 20 points of subordination on average for fixed rate CMBS and more than 55 points of subordination on average for floating rate CMBS as of September 30, 2011.  In general, subordination represents the percentage principal loss on the underlying collateral that would be absorbed by other securities lower in the capital structure before the more senior security incurs any loss. White Mountains believes these levels of protection will mitigate the risk of loss tied to the refinancing challenges facing the commercial real estate market.  As of September 30, 2011, on average approximately 2% of the underlying loans were reported as non-performing for all non-agency CMBS held by White Mountains. White Mountains is not an originator of residential mortgage loans and did not hold any residential mortgage-backed securities (“RMBS”) categorized as sub-prime as of September 30, 2011.  White Mountains’ investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage-backed securities at September 30, 2011. White Mountains considers sub-prime mortgage-backed securities as those that have underlying loan pools that exhibit weak credit characteristics, or those that are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., White Mountains considers investments backed primarily by second-liens to be a sub-prime risk regardless of credit scores or other metrics).

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

	September 30, 2011			December 31, 2010
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
GNMA	$1,268.0	$1,136.1	$131.9	$1,143.6	$1,102.7	$40.9
FNMA	268.9	268.9	—	234.9	234.9	—
FHLMC	56.6	56.6	—	39.1	39.1	—
Total Agency(1)	1,593.5	1,461.6	131.9	1,417.6	1,376.7	40.9
Non-agency:
Residential	68.0	68.0	—	90.6	74.5	16.1
Commercial	243.5	243.5	—	87.0	87.0	—
Total Non-agency	311.5	311.5	—	177.6	161.5	16.1

Total mortgage-backed securities	1,905.0	1,773.1	131.9	1,595.2	1,538.2	57.0
Other asset-backed securities:
Credit card receivables	77.5	77.5	—	248.3	248.3	—
Vehicle receivables	235.5	235.5	—	228.1	228.1	—
Other	22.6	22.6	—	.1	.1	—
Total other asset-backed securities	335.6	335.6	—	476.5	476.5	—
Total mortgage and asset-backed securities	$2,240.6	$2,108.7	$131.9	$2,071.7	$2,014.7	$57.0

(1)

Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities

The security issuance years of White Mountains’ investments in non-agency RMBS and non-agency CMBS securities as of September 30, 2011 are as follows:

		Security Issuance Year
Millions	Fair Value	2003	2005	2006	2007	2009	2010	2011
Non-agency RMBS	$68.0	$3.7	$—	$24.3	$29.5	$—	$10.5	$—
Non-agency CMBS	243.5	2.4	14.7	—	17.1	11.3	2.2	195.8
Total	$311.5	$6.1	$14.7	$24.3	$46.6	$11.3	$12.7	$195.8

Non-agency Residential Mortgage-backed Securities

The classification of the underlying collateral quality and the tranche levels of White Mountains’ non-agency RMBS securities are as follows as of September 30, 2011:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate(3)
Prime	$49.9	$23.2	$26.7	$—
Non-prime	18.1	17.2	.9	—
Sub-prime	—	—	—	—
Total	$68.0	$40.4	$27.6	$—

(1)	At issuance, Super Senior were rated AAA by Standard & Poor’s or Aaa by Moody’s and were senior to other AAA or Aaa bonds.
(2)	At issuance, Senior were rated AAA by Standard & Poor’s or Aaa by Moody’s and were senior to non-AAA or non-Aaa bonds.
(3)	At issuance, Subordinate were not rated AAA by Standard & Poor’s or Aaa by Moody’s and were junior to AAA or Aaa bonds.

Non-agency Commercial Mortgage-backed Securities

The amount of fixed and floating rate securities and their tranche levels of White Mountains’ non-agency CMBS securities are as follows as of September 30, 2011:

Millions	Fair Value	Super Senior (1)	Senior(2)	Subordinate(3)
Fixed rate CMBS	$201.8	$24.3	$177.5	$—
Floating rate CMBS	41.7	31.8	9.9	—
Total	$243.5	$56.1	$187.4	$—

(1)	At issuance, Super Senior were rated AAA by Standard & Poor’s or Aaa by Moody’s and were senior to other AAA or Aaa bonds.
(2)	At issuance, Senior were rated AAA by Standard & Poor’s or Aaa by Moody’s and were senior to non-AAA or non-Aaa bonds.
(3)	At issuance, Subordinate were not rated AAA by Standard & Poor’s or Aaa by Moody’s and were junior to AAA or Aaa bonds.

Rollforward of Fair Value Measurements by Level

White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturities, common equity securities, convertible fixed maturities and other long-term investments at September 30, 2011 are comprised of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.

The following table summarizes the changes in White Mountains’ fair value measurements by level for the nine months ended September 30, 2011:

			Level 3 Investments
Millions	Level 1 Investments	Level 2 Investments	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other long- term investments		Total
Balance at January 1, 2011	$1,894.4	$5,477.4	$128.4	$71.2	$—	$330.2	(1)	$7,901.6 (1)
Total realized and unrealized gains (losses)	(50.5)	115.9	(10.6)	(4.9)	—	22.5		72.4
Foreign currency gains (losses) through OCI and other revenue	.3	(84.4)	(4.4)	1.6	—	(5.0)		(91.9)
Amortization/Accretion	2.4	(40.7)	(.1)		—			(38.4)
Purchases	6,690.7	3,987.4	212.8	19.7	—	27.9		10,938.5
Sales	(6,782.1)	(4,596.9)	1.6	(55.5)	—	(83.4)		(11,516.3)
Transfers in	—	111.8	1.0	—	—	—		112.8
Transfers out	—	(1.0)	(111.8)	—	—	—		(112.8)
Balance at September 30, 2011	$1,755.2	$4,969.5	$216.9	$32.1	$—	$292.2	(1)	$7,265.9 (1)

(1)	Excludes carrying value of $36.6 and $41.9 at September 30, 2011 and January 1, 2011 associated with other long-term investment limited partnerships accounted for using the equity method.

Fair Value Measurements — transfers between levels - Nine-month period ended September 30, 2011

During the first nine months of 2011, seven securities which had been classified as Level 3 measurements in the prior period were recategorized as Level 2 measurements because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available at September 30, 2011. These measurements comprise “Transfers out” of Level 3 and “Transfers in” to Level 2 of $111.8 million in fixed maturities for the period ended September 30, 2011. One security that was classified as a Level 2 investment in the prior period was priced with unobservable inputs during the current period and represents the “Transfers in” of $1 million in Level 3 investments.  The fair value of this security was estimated using industry standard pricing models, in which management selected inputs using its best judgment.  The security is considered to be Level 3 because the measurements are not directly observable. At September 30, 2011, the estimated fair value for this security determined using the industry standard pricing models was $0.8 million less than the estimated fair value based upon quoted prices provided by a third party.

Note 6.  Debt

White Mountains’ debt outstanding as of September 30, 2011 and December 31, 2010 consisted of the following:

Millions	September 30, 2011	December 31, 2010
OBH Senior Notes, at face value	$269.9	$419.9
Unamortized original issue discount	(.2)	(.3)
OBH Senior Notes, carrying value	269.7	419.6

Sirius Group Senior Notes, at face value	400.0	400.0
Unamortized original issue discount	(.7)	(.8)
Sirius Group Senior Notes, carrying value	399.3	399.2

WTM Bank Facility	—	—
Total debt	$669.0	$818.8

OBH Senior Notes

On April 20, 2011, through a cash tender offer, OneBeacon U.S. Holdings, Inc. (“OBH”) purchased and retired $150.0 million aggregate principal amount of OBH Senior Notes for $161.6 million, which resulted in a $12.0 million loss, including transaction fees.

On June 1, 2010, through a cash tender offer, OBH purchased and retired $156.4 million aggregate principal amount of OBH Senior Notes for an aggregate purchase price of $165.4 million, which resulted in a $9.6 million loss, including transaction fees.

During 2010, in addition to the cash tender offer, OBH repurchased and retired $29.7 million of outstanding OBH Senior Notes for $30.8 million, which resulted in a $1.2 million loss and OBIC purchased $1.1 million of outstanding OBH Senior Notes for $1.1 million.

Bank Facility

On August 12, 2011 White Mountains entered into a new revolving credit facility with a total commitment of $375.0 million (the “WTM Bank Facility”) with a syndicate of lenders administered by Bank of America. The WTM Bank Facility replaces the previous revolving credit facility which had a total commitment of $475.0 million.  As of September 30, 2011, the WTM Bank Facility was undrawn.  During the third quarter of 2011, White Mountains recorded $2.2 million of interest expense on the WTM Bank Facility, primarily related to costs associated with entering into the new facility.

Debt Covenants

At September 30, 2011, White Mountains was in compliance with all debt covenants.

Note 7.  Income Taxes

The Company and its Bermuda domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law.  In the event there is a change in the current law such that taxes are imposed, the Company and its Bermuda domiciled subsidiaries would be exempt from such tax until March 31, 2035, pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966. The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate.  The jurisdictions in which the Company’s subsidiaries and branches are subject to tax are Australia, Belgium, Canada, Germany, Gibraltar, Luxembourg, the Netherlands, Singapore, Sweden, Switzerland, the United Kingdom and the United States.

White Mountains’ effective tax rate for the three and nine months of 2011 was not meaningful as pre-tax income was near break-even ($1.2 million and $3.6 million).  The effective tax rate differed from the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States.

White Mountains’ income tax expense for the three months and nine months ended September 30, 2010 represented effective tax rates of 15.6% and 17.9%.  The effective tax rate for the three and nine months ended September 30, 2010 was lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States and recognition of a tax benefit related to the Personal Lines Transaction, partially offset by an increase in the valuation allowance for the insurance reciprocals.

In arriving at the effective tax rate for the three and nine months ended September 30, 2011 and 2010, White Mountains forecasted the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2011 and 2010 and included these gains (losses) in the effective tax rate calculation pursuant to ASC 740-270.

White Mountains records a valuation allowance against deferred tax assets if it becomes more likely than not that all or a portion of a deferred tax asset will not be realized.  In determining whether a valuation allowance, or change therein, is warranted, White Mountains considers factors such as prior earnings history, expected future earnings, carry-back and carry-forward periods and strategies that if executed would result in the realization of a deferred tax asset.  As of September 30, 2011, the net U.S. deferred tax assets were $362.6 million which includes $88.2 million recorded as assets held for sale.  During the next twelve months, it is possible that certain planning strategies will no longer be sufficient to utilize the entire deferred tax asset, which could result in material changes to White Mountains’ valuation allowance on deferred tax assets and tax expense.  Utilization of the deferred tax asset is dependent on future profitability and generation of net capital gains.

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

On July 28, 2011, the IRS commenced an examination on income tax returns for 2007, 2008 and 2009 for certain U.S. subsidiaries of OneBeacon.

On October 26, 2011, Sirius Re Holdings, Inc. (formerly White Mountains Re Holdings, Inc.) received and signed the IRS Revenue Agent’s Report for 2006 - 2007, which contains no proposed adjustments by the Internal Revenue Service.

The IRS also examined the U.S. income tax return filed by WM Belvaux S.à r.l., a Luxembourg subsidiary, for tax year 2007. On May 3, 2011, the exam was completed with no proposed adjustments.

Note 8. Variable Annuity Reinsurance

White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. At September 30, 2011 and December 31, 2010, the total guarantee value was approximately ¥234.5 billion (approximately $3.0 billion at exchange rates on that date) and ¥237.4 billion (approximately $2.9 billion at exchange rates on that date). The collective account values of the underlying variable annuities were approximately 78% and 82% of the guarantee value at September 30, 2011 and December 31, 2010.  The following table summarizes the pre-tax operating results of WM Life Re for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2011	2010	2011	2010
Fees, included in other revenues	$8.4	$7.7	$24.3	$22.3
Change in fair value of variable annuity liability, included in other revenues	(164.4)	(53.5)	(148.0)	(204.7)
Change in fair value of derivatives, included in other revenues	148.9	(15.7)	105.4	114.7
Foreign exchange, included in other revenues	14.8	10.4	17.1	16.0
Other investment income and gains (losses)	.5	(.2)	(.1)	(.7)
Total revenues	8.2	(51.3)	(1.3)	(52.4)
Change in fair value of variable annuity death benefit liabilities, included in other expenses	(5.6)	.3	(3.1)	(5.8)
Death benefit claims paid, included in other expenses	(.7)	(.6)	(2.4)	(1.4)
General and administrative expenses	(1.1)	(1.4)	(3.2)	(5.0)
Pre-tax income (loss)	$.8	$(53.0)	$(10.0)	$(64.6)

All of White Mountains’ variable annuity reinsurance liabilities were classified as Level 3 measurements at September 30, 2011. The following table summarizes the changes in White Mountains’ variable annuity reinsurance liabilities and derivative instruments for the three and nine month periods ended September 30, 2011:

	Variable Annuity (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total (4)
Balance at January 1, 2011	$(610.2)	$275.3	$72.2	$—	$347.5
Purchases	—	5.0	—	—	5.0
Realized and unrealized gains (losses)	(151.1)	27.1	67.5	10.8	105.4
Transfers in (out)	—	—	—	—	—
Sales/settlements	—	(29.1)	(64.2)	(10.8)	(104.1)
Balance at September 30, 2011	$(761.3)	$278.3	$75.5	$—	$353.8

	Variable Annuity (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total (4)
Balance at June 30, 2011	$(591.3)	$232.7	$48.2	$(11.9)	$269.0
Purchases	—	—	—	—	—
Realized and unrealized gains (losses)	(170.0)	45.6	75.7	27.6	148.9
Transfers in (out)	—	—	—	—	—
Sales/settlements	—	—	(48.4)	(15.7)	(64.1)
Balance at September 30, 2011	$(761.3)	$278.3	$75.5	$—	$353.8

(1)	Comprises over-the-counter instruments.
(2)

Comprises interest rate swaps, total return swaps, foreign currency forward contracts, and bond forwards. Fair value measurement based upon bid/ask pricing quotes for similar instruments that are actively traded, where available. Swaps for which an active market does not exist have been priced using observable inputs including the swap curve and the underlying bond index.

(3)	Comprises exchange traded equity index, foreign currency and interest rate futures. Fair value measurements based upon quoted prices for identical instruments that are actively traded.
(4)	In addition to derivative instruments, WM Life Re held cash, short-term and fixed maturity investments of $419.7 at September 30, 2011 posted as collateral to its reinsurance counterparties.

The following summarizes realized and unrealized derivative gains (losses) recognized in other revenues for the three and nine months ended September 30, 2011 and 2010 and the carrying values, included in other assets, at September 30, 2011 and December 31, 2010, by type of instrument:

	Three Months Ended		Nine Months Ended		Carrying Value
	September 30,		September 30,		September 30,	December 31,
Millions	2011	2010	2011	2010	2011	2010
Fixed income/Interest rate	$29.8	$(25.5)	$17.3	$(1.9)	$50.3	$43.9
Foreign exchange	63.0	33.0	32.8	99.6	212.0	225.3
Equity	56.1	(23.2)	55.3	17.0	91.5	78.3
Total	$148.9	$(15.7)	$105.4	$114.7	$353.8	$347.5

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

Millions	September 30, 2011	December 31, 2010
Short-term investments	$72.2	$52.4
Fixed maturity securities	58.1	48.6
Total	$130.3	$101.0

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

Millions	September 30, 2011	December 31, 2010
OTC derivative instruments(1)	$363.4	$351.5
Collateral held	(130.3)	(101.0)
Collateral provided	22.6	25.3
Net exposure to credit losses on fair value of OTC instruments	$255.7	$275.8

(1)	Value of OTC derivative instruments as of September 30, 2011 and December 31, 2010 excludes adjustments for counterparty credit risk of $(9.6) and $(4.0) included in fair value under GAAP.

The following table summarizes uncollateralized amounts due under WM Life Re’s OTC derivative contracts:

Millions	Uncollateralized balance as of September 30, 2011	S&P Rating(1)
Royal Bank of Scotland	$86.5	A
Bank of America	49.7	A
Citigroup (3)	46.7	A
Barclays	32.2	A+
Nomura	15.6	BBB+
JP Morgan	14.7	A+
BNP Paribas	7.5	AA
Goldman Sachs(2)	2.8	A
Total	$255.7

(1)

Standard & Poor’s (“S&P”) ratings as detailed above are: “AA” (Very Strong, which is the third highest of twenty-one creditworthiness ratings), “A+” (which is the fifth highest of twenty-one creditworthiness ratings), “A” (which is the sixth highest of twenty-one creditworthiness ratings) and “BBB+” (Adequate, which is the eighth highest of twenty-one creditworthiness ratings).

(2)	Collateral provided (held) calculated under master netting agreement.

The OTC derivative contracts are subject to restrictions on liquidation of the instruments and distribution of proceeds under collateral agreements.  In addition, WM Life Re held cash, short-term and fixed maturity investments posted as collateral to its reinsurance counterparties.  The additional collateral comprises the following:

Millions	September 30, 2011	December 31, 2010
Cash	$393.3	$291.1
Short-term investments	14.5	31.6
Fixed maturity investments	11.9	3.3
Total	$419.7	$326.0

Note 9. Earnings (Loss) Per Share

Basic earnings (loss) per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities.  Diluted earnings (loss) per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.  The following table outlines the Company’s computation of earnings (loss) per share from continuing operations for the three and nine months ended September 30, 2011 and 2010 (see Note 14 for earnings per share amounts for discontinued operations):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’ common shareholders	$(15.8)	$50.7	$(32.3)	$13.6
Less: net (income) loss from discontinued operations	30.1	(3.6)	28.9	(1.2)
Net income (loss) attributable to White Mountains’ common shareholders from continuing operations	14.3	47.1	(3.4)	12.4
Dividends declared and paid	—	—	(8.0)	(8.8)
Undistributed earnings (loss)	$14.3	$47.1	$(11.4)	$3.6
Basic earnings per share denominators (in thousands):
Average common shares outstanding during the period	7,845	8,332	7,902	8,547
Average unvested restricted shares (1)	74	99	68	97
Basic earnings (loss) per share denominator	7,919	8,431	7,970	8,644
Diluted earnings per share denominator (in thousands):
Average common shares outstanding during the period	7,845	8,332	7,902	8,547
Average unvested restricted shares (1)	74	99	68	97
Average outstanding dilutive options to acquire common shares (2)	—	—	—	1
Diluted earnings (loss) per share denominator	7,919	8,431	7,970	8,645
Basic earnings per share (in dollars):
Net income (loss) attributable to White Mountains’ common shareholders	$1.81	$5.58	$(0.43)	$1.44
Dividends declared and paid	—	—	(1.00)	(1.00)
Undistributed earnings (loss) per share	$1.81	$5.58	$(1.43)	$0.44
Diluted earnings per share (in dollars)
Net income (loss) attributable to White Mountains’ common shareholders	$1.81	$5.58	$(0.43)	$1.44
Dividends declared and paid	—	—	(1.00)	(1.00)
Undistributed earnings (loss) per share	$1.81	$5.58	$(1.43)	$0.44

(1)	Restricted shares outstanding vest either in equal annual installments or upon a stated date (see Note 12).
(2)

The diluted earnings (loss) per share denominator for the three and nine months ended September 30, 2011 and for the three months ended September 30, 2010 does not include common shares issuable upon exercise of the Non-Qualified Options as they are anti-dilutive to the calculation.

Note 10. Segment Information

White Mountains has determined that its reportable segments are OneBeacon, Sirius Group and Other Operations. As a result of the Esurance Sale, the results of operations for Esurance have been classified as discontinued operations and are now presented, net of related income taxes, in the statement of comprehensive income. In addition, the OneBeacon segment has been presented excluding the results of operations of AutoOne, which has been classified as discontinued operations. Prior year amounts have been reclassified to conform to the current period’s presentation (See Note 14).

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

			Other
Millions	OneBeacon	Sirius Group	Operations	Total
Three months ended September 30, 2011
Earned insurance and reinsurance premiums	$258.6	$232.0	$—	$490.6
Net investment income	16.1	22.1	4.6	42.8
Net realized and unrealized investment gains (losses)	(47.4)	64.7	(15.6)	1.7
Other revenue	.1	(28.1)	(5.8)	(33.8)
Total revenues	227.4	290.7	(16.8)	501.3
Losses and loss adjustment expenses	146.6	130.5	—	277.1
Insurance and reinsurance acquisition expenses	58.6	48.4	—	107.0
Other underwriting expenses	38.7	28.3	—	67.0
General and administrative expenses	2.5	7.4	26.3	36.2
Interest expense on debt	4.1	6.5	2.2	12.8
Total expenses	250.5	221.1	28.5	500.1
Pre-tax income (loss)	$(23.1)	$69.6	$(45.3)	$1.2

			Other
Millions	OneBeacon	Sirius Group	Operations	Total
Three months ended September 30, 2010
Earned insurance and reinsurance premiums	$293.6	$204.5	$—	$498.1
Net investment income	21.6	23.0	4.3	48.9
Net realized and unrealized investment gains (losses)	51.6	(51.8)	11.8	11.6
Other revenue	12.7	43.3	(63.6)	(7.6)
Total revenues	379.5	219.0	(47.5)	551.0
Losses and loss adjustment expenses	155.2	98.2	—	253.4
Insurance and reinsurance acquisition expenses	64.3	37.8	—	102.1
Other underwriting expenses	50.5	24.5	—	75.0
General and administrative expenses	2.1	4.8	25.2	32.1
Interest expense on debt	6.4	6.7	.1	13.2
Total expenses	278.5	172.0	25.3	475.8
Pre-tax income (loss)	$101.0	$47.0	$(72.8)	$75.2

			Other
Millions	OneBeacon	Sirius Group	Operations	Total
Nine months ended September 30, 2011
Earned insurance and reinsurance premiums	$751.2	$685.5	$—	$1,436.7
Net investment income	55.8	68.3	14.0	138.1
Net realized and unrealized investment gains (losses)	(13.3)	102.6	(11.0)	78.3
Other revenue	(10.6)	(55.7)	(2.3)	(68.6)
Total revenues	783.1	800.7	.7	1,584.5
Losses and loss adjustment expenses	414.9	499.1	—	914.0
Insurance and reinsurance acquisition expenses	161.1	135.1	—	296.2
Other underwriting expenses	132.1	79.4	—	211.5
General and administrative expenses	7.4	23.3	89.7	120.4
Interest expense on debt	16.4	19.6	2.8	38.8
Total expenses	731.9	756.5	92.5	1,580.9
Pre-tax income (loss)	$51.2	$44.2	$(91.8)	$3.6

			Other
Millions	OneBeacon	Sirius Group	Operations	Total
Nine months ended September 30, 2010
Earned insurance and reinsurance premiums	$1,134.7	$638.2	$—	$1,772.9
Net investment income	74.9	71.3	11.2	157.4
Net realized and unrealized investment gains (losses)	79.6	13.7	11.4	104.7
Other revenue	1.9	36.4	(59.4)	(21.1)
Total revenues	1,291.1	759.6	(36.8)	2,013.9
Losses and loss adjustment expenses	719.3	456.6	—	1,175.9
Insurance and reinsurance acquisition expenses	248.3	122.6	—	370.9
Other underwriting expenses	176.6	69.3	—	245.9
General and administrative expenses	9.4	23.2	86.9	119.5
Interest expense on debt	23.4	20.1	.7	44.2
Total expenses	1,177.0	691.8	87.6	1,956.4
Pre-tax income (loss)	$114.1	$67.8	$(124.4)	$57.5

Note 11. Investments in Unconsolidated Affiliates

White Mountains’ investments in unconsolidated affiliates represent investments in other companies in which White Mountains has a significant voting and economic interest but does not control the entity.

Millions	September 30, 2011	December 31, 2010
Symetra common shares	$449.0	$350.4
Symetra warrants	7.7	37.1
Total investment in Symetra	456.7	387.5

Pentelia Capital Management	1.9	2.2
Total investments in unconsolidated affiliates	$458.6	$389.7

Symetra

At September 30, 2011 and December 31, 2010, White Mountains owned 17.4 million common shares of Symetra and warrants to acquire an additional 9.5 million common shares. White Mountains accounts for its investment in common shares of Symetra using the equity method and accounts for its Symetra warrants as derivatives with changes in fair value recognized as a gain or loss through other revenues.  White Mountains uses a Black Scholes valuation model to determine the fair value of the Symetra warrants.  The major assumptions used in valuing the Symetra warrants at September 30, 2011 were a risk free rate of 0.37%, volatility of 31.64%, an expected life of 2.83 years, a strike price of $11.49 per share and a share price of $8.15 per share.

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

The following table summarizes amounts recorded by White Mountains relating to its investment in Symetra for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Common			Common
Millions	Shares	Warrants	Total	Shares		Warrants	Total
Carrying value of investment in Symetra as of June 30	$388.5	$32.5	$421.0	$344.9		$27.6	$372.5
Equity in earnings of Symetra (1)	1.6	—	1.6	8.3	(4)	—	8.3
Net unrealized gains from Symetra’s fixed maturity portfolio (2)	59.9	—	59.9	46.9		—	46.9
Dividends received	(1.0)	—	(1.0)	(.9)		—	(.9)
(Decrease) increase in value of warrants	—	(24.8)	(24.8)	—		(10.7)	(10.7)
Carrying value of investment in Symetra as September 30 (3)	$449.0	$7.7	$456.7	$399.2		$16.9	$416.1

(1)	Equity in earnings excludes tax expense of $0.1 and $0.7.
(2)	Net unrealized gains excludes tax expense of $4.8 and $3.8.
(3)	Includes White Mountains’ equity in net unrealized gains from Symetra’s fixed maturity portfolio of $147.7 and $120.7 as of September 30, 2011 and 2010, which exclude tax expense of $12.3 and $9.8.
(4)	Includes a $0.1 loss from the dilutive effect of Symetra’s quarterly dividend and the issuance of restricted shares by Symetra.

The following table summarizes amounts recorded by White Mountains relating to its investment in Symetra for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2010
	Common			Common
Millions	Shares	Warrants	Total	Shares		Warrants	Total
Carrying value of investment in Symetra as of December 31	$350.4	$37.1	$387.5	$269.2		$38.5	$307.7
Equity in earnings of Symetra (1)	17.5	—	17.5	2.1	(4)	—	2.1
Net unrealized gains from Symetra’s fixed maturity portfolio (2)	84.0	—	84.0	129.7	(5)	—	129.7
Dividends received	(2.9)	—	(2.9)	(1.8)		—	(1.8)
(Decrease) increase in value of warrants	—	(29.4)	(29.4)	—		(21.6)	(21.6)
Carrying value of investment in Symetra as September 30 (3)	$449.0	$7.7	$456.7	$399.2		$16.9	$416.1

(1)	Equity in earnings excludes tax expense of $1.4 and $0.7.
(2)	Net unrealized gains excludes tax expense of $6.8 and $3.8.
(3)	Includes White Mountains’ equity in net unrealized gains from Symetra’s fixed maturity portfolio of $147.7 and $120.7 as of September 30, 2011 and 2010, which excludes tax expense of $24.2 and $9.8.
(4)

Includes a $17.9 loss from the dilutive effect of Symetra’s initial public offering and a $0.7 loss from the dilutive effect of Symetra’s quarterly dividend and issuance of restricted shares by Symetra.

(5)	Includes a $1.9 gain from the effect of Symetra’s initial public offering.

During the three and nine months ended September 30, 2011, White Mountains received cash dividends from Symetra of $1.0 million and $2.9 million on its common share investment that was recorded as a reduction of White Mountains’ investment in Symetra.  During the three and nine months ended September 30, 2011, White Mountains also received cash dividends from Symetra of $0.6 million and $1.6 million on its investment in Symetra warrants that was recorded in net investment income.

The aggregate value of White Mountains’ investment in common shares of Symetra was $141.8 million based upon the quoted market price of $8.15 at September 30, 2011.  White Mountains believes that the difference in the market value and the carrying value of Symetra’s common shares is temporary.

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

Share-Based Compensation Based on White Mountains Common Shares

WTM Performance Shares

Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Performance share awards vest, subject to the attainment of performance goals, at the end of a three-year period and are valued based on the market value of common shares at the time awards are paid.  The following table summarizes performance share activity for the three and nine months ended September 30, 2011 and 2010 for WTM performance shares granted under the WTM Incentive Plan and phantom WTM performance shares granted under subsidiary plans (“WTM Phantom Share Plans”):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	150,064	$56.5	163,220	$20.2	163,184	$29.4	172,454	$12.2
Shares expired (1)	—	—	—	—	(51,131)	—	(49,127)	—
New grants	—	—	—	—	37,675	—	47,880	—
Assumed forfeitures and cancellations (2)	—	—	(36)	—	336	(.6)	(8,023)	—
Expense recognized	—	(1.0)	—	3.0	—	26.7	—	11.0
Ending September 30,	150,064	$55.5	163,184	$23.2	150,064	$55.5	163,184	$23.2

(1)             There were no payments made in 2011 and 2010 for the 2008-2010 and 2007-2009 performance cycles; those performance shares did not meet the threshold performance goals and expired.

(2)             Amounts include changes in assumed forfeitures, as required under GAAP.

If 100% of the outstanding WTM performance shares had vested on September 30, 2011, the total additional compensation cost to be recognized would have been $23.5 million, based on accrual factors at September 30, 2011 (common share price and payout assumptions).

Performance Shares granted under the WTM Incentive Plan

The following table summarizes WTM performance shares outstanding and accrued expense for WTM performance shares awarded under the WTM Incentive Plan at September 30, 2011 for each performance cycle:

	Target WTM
	Performance
	Shares	Accrued
Millions, except share amounts	Outstanding	Expense
Performance cycle:
2009 – 2011	60,410	$38.1
2010 – 2012	42,890	7.9
2011 – 2013	37,675	4.5
Sub-total	140,975	50.5
Assumed forfeitures	(3,524)	(1.3)
Total at September 30, 2011	137,451	$49.2

Phantom Performance Shares granted under WTM Phantom Share Plans

The following table summarizes WTM phantom performance shares outstanding and accrued expense for grants made under WTM Phantom Share Plans at September 30, 2011 for each performance cycle:

	Target WTM
	Phantom
	Performance
	Shares	Accrued
Millions, except share amounts	Outstanding	Expense
Performance cycle:
2009 – 2011	7,947	$5.2
2010 – 2012	4,990	1.2
2011 – 2013(1)	—	—
Sub-total	12,937	6.4
Assumed forfeitures	(324)	(.1)
Total at September 30, 2011	12,613	$6.3

(1)          All performance shares for the 2011-2013 performance cycle were granted from the WTM Incentive Plan

Restricted Shares

At September 30, 2011 and 2010, the Company had 73,500 and 98,750 unvested restricted shares outstanding. The following outlines the unrecognized compensation cost associated with the outstanding restricted share awards for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	73,500	$18.9	98,750	$20.9	46,250	$14.1	91,900	$23.7
Issued	—	—	—	—	27,250	9.9	19,750	6.7
Vested	—	—	—	—	—	—	(12,650)	—
Forfeited	—	—	—	—	—	—	(250)	(.1)
Modified(1)	—	—	—	—	—	—	—	(3.3)
Expense recognized	—	(2.8)	—	(3.3)	—	(7.9)	—	(9.4)
Non-vested at September 30	73,500	$16.1	98,750	$17.6	73,500	$16.1	98,750	$17.6

(1)             During the first quarter of 2007, White Mountains issued 15,000 restricted shares to the Company’s Chairman and CEO in connection with his hiring that would vest in the event of a change in control of the Company before January 20, 2012.  During 2010, the Compensation Committee modified the vesting terms so that the 15,000 restricted shares time vest in three equal annual installments beginning on January 20, 2013.

During the second quarter of 2011, White Mountains issued 250 restricted shares that vest on January 1, 2014.  During the first quarter of 2011, White Mountains issued 27,000 restricted shares that vest on January 1, 2014.  During the first quarter of 2010, White Mountains issued 19,750 restricted shares that vest on December 31, 2012.  As of September 30, 2011, $16.1 million is expected to be recognized ratably over the remaining vesting periods.

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

Prior to the modification, $18.2 million of the original grant fair value had been amortized into income. In connection with the modification, White Mountains recognized $8.7 million of the remaining $9.0 million of unamortized option expense related to the original grant.  As of the first quarter in 2011, the Non-Qualified Options have been fully amortized.

For the nine months ended September 30, 2011, White Mountains recognized a total of $0.1 million of expense related to amortizing the Non-Qualified Options compared to $10.1 million and $11.5 million of expense in the three and nine months ended September 30, 2010.

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

OneBeacon Performance Shares

OneBeacon performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash.  OneBeacon performance share awards vest, subject to the attainment of performance goals, at the end of a three-year period and are valued based on the market value of OneBeacon Ltd. common shares at the time awards are paid.  The following table summarizes performance share activity for the three and nine months ended September 30, 2011 and 2010 for OneBeacon performance shares granted under the OneBeacon Incentive Plan:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Target		Target		Target		Target
	Performance		Performance		Performance		Performance
	Shares	Accrued	Shares	Accrued	Shares	Accrued	Shares	Accrued
Millions, except share amounts	Outstanding	Expense	Outstanding	Expense	Outstanding	Expense	Outstanding	Expense
Beginning of period	671,727	$10.0	1,770,423	$15.2	1,464,295	$18.5	2,224,215	$15.1
Payments and deferrals (1)(2)	—	—	(199,774)	(2.2)	(936,150)	(10.5)	(882,118)	(4.5)
New awards	—	—	14,618	—	194,900	—	293,478	—
Forfeitures and cancellations	(19,583)	.1	(20,438)	(.3)	(70,901)	(.2)	(70,746)	(.7)
Expense recognized	—	(.5)	—	1.7	—	1.8	—	4.5
Ending September 30,	652,144	$9.6	1,564,829	$14.4	652,144	$9.6	1,564,829	$14.4

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

If 100% of the outstanding OneBeacon performance shares had been vested on September 30, 2011, the total additional compensation cost to be recognized would have been $3.7 million, based on accrual factors at September 30, 2011 (common share price and payout assumptions).

The following table summarizes OneBeacon performance shares outstanding awarded under the OneBeacon Incentive Plan at September 30, 2011 for each performance cycle:

	Target OneBeacon
	Performance
	Shares	Accrued
Millions, except share amounts	Outstanding	Expense
Performance cycle:
2008 – 2010	259,102	$7.2
2009 – 2011	251,557	1.9
2010 – 2012	151,563.6
Sub-total	662,222	9.7
Assumed forfeitures	(10,078)	(.1)
Total at September 30, 2011	652,144	$9.6

OneBeacon Non-Qualified Options

In November 2006, in connection with its initial public offering, OneBeacon Ltd. issued to its key employees 1,420,000 OneBeacon Non-Qualified Options to acquire OneBeacon Ltd. common shares at an above-market fixed exercise price. The following table summarizes option activity for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Millions, except share amounts	Target Options Outstanding	Expense Amortized	Target Options Outstanding	Expense Amortized	Target Options Outstanding	Expense Amortized	Target Options Outstanding	Expense Amortized
Beginning of period	750,130	$4.8	879,783	$4.1	768,652	$4.5	1,015,610	$3.6
New awards	—	—	—	—	—	—	—	—
Forfeitures and cancellations	(9,260)	—	—	—	(27,782)	—	(37,044)	—
Vested and expired (1)	—	—	(43,218)	—	—	—	(142,001)	—
Exercised	—	—	—	—	—	—	—	—
Expense recognized	—	.1	—	.2	—	.4	—	.7
Ending September 30,	740,870	$4.9	836,565	$4.3	740,870	$4.9	836,565	$4.3

(1)             During the three and nine months ended September 30, 2010, as a result of the Commercial Lines Transaction and the Personal Lines Transaction, 43,218 and 142,001 options vested that were unexercised and expired.

The options vest in equal installments on each of the third, fourth and fifth anniversaries of their issuance and expire 5.5 years from the date of issuance. The fair value of each option award at grant was estimated using a Black-Scholes option pricing model using an expected volatility assumption of 30%, a risk-free interest rate assumption of 4.6%, a forfeiture assumption of 5%, an expected dividend rate assumption of 3.4% and an expected term assumption of 5.5 years. The options originally had a per share exercise price of $30.00. On May 27, 2008, the OneBeacon Compensation Committee of the Board of Directors (the “OB Compensation Committee”) amended the exercise price to $27.97 as a result of the $2.03 per share special dividend paid in the first quarter of 2008.  On November 16, 2010, the OB Compensation Committee adjusted the exercise price to $25.47 as a result of the $2.50 per share special dividend paid in the third quarter of 2010. The compensation expense associated with the options and the incremental fair value of the award modification is being recognized ratably over the remaining period.

OneBeacon Restricted Shares

On May 25, 2011, OneBeacon issued 630,000 restricted shares to its CEO that vest one-fourth on each of February 22, 2014, 2015, 2016 and 2017.  Concurrently with the grant of the restricted shares, 35,000 OneBeacon performance shares issued to OneBeacon’s CEO for the 2011-2013 performance share cycle were forfeited and performance share awards to OneBeacon’s CEO for the next 5 years will be reduced by a similar number of shares.  The restricted shares contain dividend participation features, and therefore, are considered participating securities. As of September 30, 2011, there were 630,000 unvested restricted shares outstanding.  For the three and nine months ended September 30, 2011, OneBeacon recognized $0.4 million and $0.5 million, respectively of expense.  As of September 30, 2011, $8.1 million is expected to be recognized ratably over the remaining vesting period.

Restricted Stock Units

The Non-Qualified Options granted by OneBeacon Ltd., in connection with its initial public offering, did not include a mechanism in the options to reflect the contribution to total return from the regular quarterly dividend. As a result, during the first quarter of 2008, OneBeacon granted 116,270 RSUs to actively employed option holders. The RSUs vest one-third on each of November 9, 2009, 2010 and 2011 subject to, for each vesting tranche of units, the attainment of 4% growth in OneBeacon’s book value per share from January 1, 2008 through the end of the calendar year immediately following the applicable vesting date. Upon vesting, the RSUs are mandatorily deferred into one of OneBeacon’s non-qualified deferred compensation plans and will be paid out in 2012 in cash or shares at the discretion of the OB Compensation Committee. The performance goal for the first and second tranches was attained.  The performance goal for the third tranche will be assessed at December 31, 2011.  The expense associated with the RSUs is being recognized over the vesting period.  OneBeacon recognized no expense for the three months and nine months ended September 30, 2011. For the three and nine months ended September 30, 2010, OneBeacon recognized no expense for the three months ended September 30, 2010 and $0.2 million of expense for the nine months ended September 30, 2010.  As of September 30, 2011, there were 22,773 RSUs outstanding.

Note 13. Fair Value of Financial Instruments

White Mountains carries its financial instruments on its balance sheet at fair value with the exception of its fixed-rate, long-term indebtedness and the Sirius Group Preference Shares, which are recorded as noncontrolling interest.  The following table summarizes the fair value and carrying value of financial instruments as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
OBH Senior Notes	$276.6	$269.7	$435.1	$419.6
Sirius Group Senior Notes	403.7	399.3	390.9	399.2
Sirius Group Preference Shares	220.0	250.0	212.5	250.0

Note 14. Discontinued Operations

Esurance

On October 7, 2011, White Mountains completed the sale of Esurance Insurance and AFI to The Allstate Corporation (see Note 15).  As a result of the transaction, Esurance Insurance, AFI and the business Esurance Insurance cedes to Sirius Group (collectively, “the Esurance Disposal Group”) are reported as discontinued operations.  Effective for the nine months ended September 30, 2011, the results of operations for the Esurance Disposal Group have been classified as discontinued operations and are presented, net of related income taxes, in the statement of comprehensive income. The assets and liabilities of the Esurance Disposal Group have been presented in the balance sheet as held for sale.  Prior year amounts have been reclassified to conform to the current period’s presentation.

The amounts reflected within discontinued operations differ from amounts previously presented within the Esurance segment. The segment results of operations for Esurance reported in previous periods included investment income and realized and unrealized investment gains and losses allocated to Esurance related to capital that was used by Esurance but contained within Sirius Group’s legal entities.  These allocations do not have separately identifiable cash flows and have therefore been excluded from amounts classified in discontinued operations and are now included in the Sirius Group segment. For the three and nine month periods ended September 30, 2011, $0.9 million and $(2.4) million of net investment income and realized and unrealized investment gains and losses that had been previously included in the Esurance segment were excluded from net income (loss) from discontinued operations.  For the three and nine month periods ended September 30, 2010, $0.9 million and $3.7 million of net investment income and realized and unrealized investment gains and losses that had been previously included in the Esurance segment were excluded from net income (loss) from discontinued operations.

AutoOne

On August 30, 2011, OneBeacon entered into an agreement to sell the AutoOne business to Interboro. AutoOne operates as a division within OneBeacon, offering products and services to automobile assigned risk markets. The transaction includes the sale of two insurance entities, AOIC and AOSIC, through which substantially all of the AutoOne business is written on a direct basis. For the nine months ended September 30, 2011, the results of operations for the AutoOne business have been classified as discontinued operations and are presented, net of related income taxes, in the statement of comprehensive income. Prior year results of operations have been reclassified to conform to the current period’s presentation.

The AutoOne disposal group excludes investing and financing activities from amounts classified as discontinued operations. OneBeacon’s investing and financing operations are conducted on an overall consolidated level and accordingly, there were no separately identifiable cash investing or financing cash flows associated with AutoOne. Prior to the sale of AutoOne, OneBeacon will ensure that the AutoOne legal entities hold an agreed upon level of invested assets and capital.  The assets and liabilities associated with the AutoOne business as of September 30, 2011 have been presented in the balance sheet as held for sale sheet assuming the investing and financing steps required to effect the sale were completed as of the current balance sheet date. The prior year balance sheet has not been reclassified to conform to the current period’s presentation because the assets and liabilities associated with AutoOne in the prior year would not provide a meaningful comparison to the assets and liabilities presented as held for sale at September 30, 2011.

The following summarizes the assets and liabilities associated with the businesses classified as held for sale:

Millions	September 30, 2011	December 31, 2010
Assets held for sale
Fixed maturity investments, at fair value	$585.0	$593.8
Short-term investments, at amortized cost (which approximates fair value)	224.9	131.0
Common equity securities, at fair value	—	43.0
Convertible fixed maturity investments, at fair value	—	17.2
Other long-term investments	—	4.0
Total investments	809.9	789.0
Cash	235.7	39.8
Reinsurance recoverable on paid and unpaid losses	34.6	34.4
Insurance premiums receivable	128.2	102.9
Deferred acquisition costs	42.8	34.7
Deferred tax asset	88.2	67.8
Other assets	60.1	54.2
Total assets held for sale	$1,399.5	$1,122.8
Liabilities held for sale
Loss and loss adjustment expense reserves	$514.9	$450.4
Unearned insurance premiums	258.3	201.6
Accrued incentive compensation	31.5	19.1
Other liabilities	104.7	80.4
Total liabilities held for sale	909.4	751.5
Net assets held for sale	$490.1	$371.3

The following summarizes the results of operations, including related income taxes associated with the businesses classified as discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions, except per share amounts	2011	2010	2011	2010
Revenues
Earned insurance premiums	$233.8	$234.6	$698.7	$683.6
Net investment income	3.8	5.8	11.8	15.4
Net realized and unrealized investment gains (losses)	(6.4)	10.4	1.4	17.0
Other revenue	17.5	15.3	52.4	44.7
Total revenues	248.7	266.1	764.3	760.7
Expenses
Loss and loss adjustment expenses	180.5	172.7	518.7	508.0
Insurance and reinsurance acquisition expenses	51.4	50.8	154.5	142.2
Other underwriting expenses	32.3	21.4	76.3	66.9
General and administrative expenses	1.7	12.1	37.5	36.5
Total expenses	265.9	257.0	787.0	753.6
Pre-tax income (loss)	(17.2)	9.1	(22.7)	7.1
Income tax (expense) benefit	5.3	(5.5)	12.0	(5.9)
Income (loss) from discontinued operations	(11.9)	3.6	(10.7)	1.2
Loss from sale of AutoOne, net of tax	(18.2)	—	(18.2)	—
Net income (loss) from discontinued operations	$(30.1)	$3.6	$(28.9)	$1.2

Basic earnings (loss) per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities.  Diluted earnings (loss) per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.  The following table outlines the computation of earnings (loss) per share for discontinued operations for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic and diluted earnings (loss) per share numerators (in millions):
Net income (loss)	$(30.1)	$3.6	$(28.9)	$1.2
Basic earnings (loss) per share denominators (in thousands):
Average common shares outstanding during the period	7,845	8,332	7,902	8,547
Average unvested restricted shares	74	99	68	97
Basic earnings (loss) per share denominator	7,919	8,431	7,970	8,644
Diluted earnings (loss) per share denominator (in thousands):
Average common shares outstanding during the period	7,845	8,332	7,902	8,547
Average unvested restricted shares	74	99	68	97
Average outstanding dilutive options to acquire common shares	—	—	—	1
Diluted earnings (loss) per share denominator	7,919	8,431	7,970	8,645
Basic and diluted earnings (loss) per share (in dollars):	$(3.81)	$0.43	$(3.63)	$0.13

Note 15. Subsequent Event

Sale of Esurance

On October 7, 2011, White Mountains completed the sale of Esurance Insurance and AFI to The Allstate Corporation for a cash payment of $1.01 billion, which was equal to $700 million plus the estimated pro forma tangible book value at closing of the legal entities sold of approximately $310 million.  The final purchase price is subject to true-up of estimated tangible book value of the entities sold through the date of the closing.  As a result of the transaction, the Esurance Disposal Group is reported as discontinued operations.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Overview

White Mountains ended the third quarter of 2011 with an adjusted book value per share of $436, down 3% for the third quarter and 1% for the first nine months of 2011, including dividends. White Mountains reported adjusted comprehensive loss of $98 million and $58 million for the third quarter and first nine months of 2011 compared to adjusted comprehensive income $178 million and $60 million for the third quarter and first nine months of 2010.  The decline in adjusted book value per share in the third quarter of 2011 was driven by equity investment losses and foreign currency translation losses from the strengthening U.S. dollar, somewhat offset by profitable underwriting results at OneBeacon and the Sirius Group and the benefit of shares repurchased below adjusted book value per share.  White Mountains’ GAAP pre-tax total return on invested assets was -1.5% and 1.7% for the third quarter and first nine months of 2011, which included 1.2% and 0.2% of foreign currency losses, compared to 4.0% and 4.6% for the third quarter and first nine months of last year, which included 1.9% and 0.5% of foreign currency gains.  Investment results for the third quarter of 2011 were driven by losses in the equity portfolio, as it was down 7.8%, compared to the S&P 500 index return of -13.9%.  Adjusted book value per share decreased $6 and $1 in third quarter and first nine months of 2011 from foreign currency translation losses.  In addition, share repurchases increased adjusted book value per share by $1 and $4 in the third quarter and first nine months of 2011.

OneBeacon’s book value per share decreased 3% for the third quarter and increased 2% for the first nine months of 2011, including dividends. The decrease for the third quarter was driven by losses on equity investments and an after-tax charge of $18 million for the estimated loss on the sale of AutoOne.  OneBeacon’s GAAP combined ratio was 94% for the third quarter of 2011 compared to 92% for the third quarter of last year, as higher catastrophe losses and lower favorable loss reserve development were mostly offset by improved non-catastrophe current accident year results.  OneBeacon’s GAAP combined ratio was 94% for the first nine months of 2011 compared to 101% for the first nine months of last year.  The GAAP combined ratio for the first nine months of 2010 included unusually high non-catastrophe losses, primarily a number of large losses in businesses that OneBeacon has since exited and in its property and inland marine specialty businesses.

Sirius Group’s GAAP combined ratio was 89% for the third quarter of 2011 compared to 78% for the third quarter of 2010.  The increase was primarily due to worse current accident year underwriting results in the accident and health, marine and aviation lines and higher catastrophe losses.  Catastrophe losses increased the combined ratio by 11 points in the third quarter of 2011 compared to 9 points in the third quarter of 2010.  Catastrophe losses in the third quarter of 2011 were primarily composed of $11 million in losses from hurricane Irene (5 points), $7 million in losses from the June 2011 New Zealand earthquake (3 points) and $6 million in losses from the July 2011 Copenhagen floods (2 points).  Sirius Group’s GAAP combined ratio was 104% for the first nine months of 2011 compared to 102% for the first nine months of 2010.  Catastrophe losses increased the combined ratio by 27 points in the first nine months of 2011 compared to 28 points in the first nine months of 2010.  For the first nine months of 2011, catastrophe losses were primarily composed of $90 million in losses from the Japan earthquake and tsunami (13 points) and $49 million in losses from the February and June New Zealand earthquakes (7 points), while catastrophe losses in the first nine months of 2010 were primarily from the Chile earthquake.

White Mountains’ total net written premiums increased 12% to $511 million in the third quarter and decreased 5% to $1,590 million in the first nine months of 2011 compared to $456 million and $1,679 million in the third quarter and first nine months of 2010.  Excluding the $107 million of net written premiums in the first nine months of 2010 related to the exited business at OneBeacon, White Mountains’ net written premiums increased $82 million, or 5% in the first nine months of 2011. OneBeacon’s specialty lines premiums increased 9% and 6% to $297 million and $822 million in the third quarter and first nine months of 2011.  Sirius Group’s net written premiums were $214 million and $768 million in the third quarter and first nine months of 2011, increases of 14% and 4% from the comparable 2010 periods, primarily due to increases in the accident and health and trade credit lines and to foreign exchange translation.

During the third quarter of 2011, White Mountains completed a “modified Dutch auction” self-tender offer and repurchased 327,872 of its common shares at $415 per share, for a total cost of $136.5 million, including $0.4 million of fees and expenses related to the tender offer.  Including shares repurchased in the self-tender offer and shares repurchased under its share repurchase program, White Mountains repurchased a total of 593,451 of its common shares during the first nine months of 2011 for $230 million at an average share price of $387, which is 89% of White Mountains’ adjusted book value per share of $436 at September 30, 2011.

Also during the third quarter of 2011, OneBeacon completed a new ground-up study of its legacy asbestos and environmental exposures.  The previous study was based on experience through 2007.  Reasonable estimates of potential adverse scenarios continue to be within the $2.5 billion reinsurance cover issued by NICO.  The point estimate of incurred losses ceded to NICO increased from $2.2 billion to $2.3 billion.  There was no impact to adjusted book value per share.

Adjusted Book Value Per Share

The following table presents White Mountains’ adjusted book value per share and reconciles this non-GAAP measure to the most comparable GAAP measure. (See NON-GAAP FINANCIAL MEASURES on page 55).

	Sept. 30, 2011	June 30, 2011	Dec. 31, 2010	Sept. 30, 2010
Book value per share numerators (in millions):
White Mountains’ common shareholders’ equity	$3,444.7	$3,620.5	$3,653.0	$3,667.8
Benefits to be received from common share obligations under employee stock option plans(1)	—	—	—	—
GAAP book value per share numerator	3,444.7	3,620.5	3,653.0	3,667.8
Equity in net unrealized gains from Symetra’s fixed maturity portfolio, net of applicable taxes	(135.7)	(80.6)	(58.5)	(110.9)
Adjusted book value per share numerator	$3,309.0	$3,539.9	$3,594.5	$3,556.9
Book value per share denominators (in thousands of shares):
Common shares outstanding	7,630.7	7,958.6	8,194.9	8,343.0
Common share obligations under employee stock option plans (1)	—	—	—	—
GAAP book value per share denominator	7,630.7	7,958.6	8,194.9	8,343.0
Unearned restricted common shares	(44.5)	(51.5)	(36.5)	(47.7)
Adjusted book value per share denominator	7,586.2	7,907.1	8,158.4	8,295.3
GAAP book value per share	$451.42	$454.92	$445.76	$439.62
Adjusted book value per share	$436.18	$447.69	$440.59	$428.79

(1)                      Assumes conversion of in-the money stock options

Esurance Sale

On October 7, 2011, White Mountains completed the sale of Esurance Insurance and AFI to The Allstate Corporation for a cash payment of $1.01 billion, which was equal to $700 million plus the estimated pro forma tangible book value at closing of the legal entities sold of approximately $310 million (the “Esurance Sale”).  The final purchase price is subject to true-up of estimated tangible book value of the entities sold through the date of the closing.  As a result of the Esurance Sale, the Esurance Disposal Group is reported as discontinued operations (see III. Discontinued Operations on page 46).

Pro-forma for the Esurance Sale, adjusted book value per share was $523 at September 30, 2011, or $87 higher than actual adjusted book value per share.  This pro-forma increase differs from White Mountains’ previous estimate of an $80 increase in adjusted book value per share due to certain deal-related compensation expenses that were recorded and reflected in adjusted book value per share prior to the fourth quarter and the reduced number of shares outstanding as a result of share repurchases completed in September 2011.

Review of Consolidated Results

White Mountains’ consolidated financial results for the three and nine months ended September 30, 2011 and 2010 follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2011	2010	2011	2010
Gross written premiums	$555.7	$576.3	$1,809.8	$2,221.6
Net written premiums	$510.9	$456.0	$1,589.8	$1,679.2

Revenues
Earned insurance and reinsurance premiums	$490.6	$498.1	$1,436.7	$1,772.9
Net investment income	42.8	48.9	138.1	157.4
Net realized and unrealized investment gains	1.7	11.6	78.3	104.7
Other revenue — foreign currency translation gains (losses)	(29.2)	43.1	(57.9)	22.9
Other revenue — Tuckerman Fund I	8.0	9.0	18.9	18.4
Other revenue — Symetra warrants	(24.7)	(10.7)	(29.3)	(21.6)
Other revenue — other	12.1	(49.0)	(.3)	(40.8)
Other revenue (losses)	(33.8)	(7.6)	(68.6)	(21.1)
Total revenues	501.3	551.0	1,584.5	2,013.9
Expenses
Losses and LAE	277.1	253.4	914.0	1,175.9
Insurance and reinsurance acquisition expenses	107.0	102.1	296.2	370.9
Other underwriting expenses	67.0	75.0	211.5	245.9
General and administrative expenses	27.1	22.5	97.5	97.0
General and administrative expenses — Tuckerman Fund I	7.0	7.5	16.7	16.2
Accretion of fair value adjustment to loss and LAE reserves	2.1	2.1	6.2	6.3
Interest expense on debt	12.8	13.2	38.8	44.2
Total expenses	500.1	475.8	1,580.9	1,956.4
Pre-tax income	1.2	75.2	3.6	57.5
Income tax expense	.6	(11.7)	(1.9)	(10.3)
Net income from continuing operations	1.8	63.5	1.7	47.2
Net loss on sale of AutoOne, net of tax	(18.2)	—	(18.2)	—
Net income (loss) from discontinued operations, net of tax	(11.9)	3.6	(10.7)	1.2
Equity in earnings of unconsolidated affiliates, net of tax	1.5	7.9	16.1	1.6
Net income (loss)	(26.8)	75.0	(11.1)	50.0
Net income (loss) attributable to noncontrolling interests	11.0	(24.3)	(21.2)	(36.4)
Net income (loss) attributable to White Mountains’ common shareholders	(15.8)	50.7	(32.3)	13.6
Other comprehensive income (loss), net of tax	(26.7)	170.0	51.9	172.3
Comprehensive income (loss)	(42.5)	220.7	19.6	185.9
Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to White Mountains’ common shareholders	(42.5)	220.7	19.6	185.9
Change in equity in net unrealized gains from Symetra’s fixed maturity portfolio	(55.1)	(43.1)	(77.2)	(125.9)
Adjusted comprehensive income (loss)	$(97.6)	$177.6	$(57.6)	$60.0

Consolidated Results —Three Months Ended September 30, 2011 versus Three Months Ended September 30, 2010

White Mountains’ total revenues decreased 9% to $501 million in the third quarter of 2011 compared to $551 million in the third quarter of 2010, primarily due to foreign currency translation, lower earned insurance and reinsurance premiums, lower net investment income and lower investments gains.  Earned premiums were down 2% to $491 million in the third quarter of 2011 as a 12% decrease at OneBeacon, which was driven by the Commercial Lines Transaction, was partially offset by a 13% increase at Sirius Group.  Excluding the $44 million of earned premiums in the third quarter of 2010 related to the exited businesses at OneBeacon, White Mountains’ earned premiums increased 8% in the third quarter of 2011.  Net investment income was down 12% to $43 million in the third quarter of 2011, due primarily to lower fixed maturity yields and a reduction in invested assets from the Personal Lines Transaction, OBH Senior Notes repurchases at OneBeacon and the Company’s share repurchase program. White Mountains reported net realized and unrealized investment gains of $2 million in the third quarter of 2011 compared to $12 million in the third quarter of 2010 (see Investment Returns on page 45).  Other revenues decreased to a loss of $34 million in the third quarter of 2011 from a loss of $8 million in the third quarter of 2010, due primarily to increased foreign currency translation losses and higher mark-to-market losses on the Symetra warrants, partially offset by lower losses reported by WM Life Re.  WM Life Re reported essentially break-even results in the third quarter of 2011 compared to $53 million of pre-tax losses in the third quarter of 2010.

The third quarter of 2010 included a $48 million charge recorded as a reduction of other revenues from lowered surrender assumptions used to calculate WM Life Re’s variable annuity guarantee liability.

White Mountains’ total expenses increased 5% to $500 million in the third quarter of 2011 compared to $476 million in the third quarter of 2010.  Excluding $44 million in expenses reported in the third quarter of 2010 associated with businesses that OneBeacon exited through the Commercial Lines Transaction, White Mountains’ total expenses increased 16% in the third quarter of 2011, as losses and LAE expenses increased 22%, insurance and reinsurance acquisition expenses increased 16% and other underwriting expenses would have been essentially flat.  Losses and LAE expenses included $42 million of catastrophe losses in the third quarter of 2011, primarily related to hurricane Irene, compared to $17 million of catastrophe losses in the third quarter of 2010.

White Mountains’ income tax benefit for the third quarter of 2011 was not meaningful as pre-tax income was near break-even ($1 million). White Mountains’ effective tax rate for the third quarter of 2010 represented an effective tax rate of 15.6%, which differed from the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States.

Consolidated Results — Nine Months Ended September 30, 2011 versus Nine Months Ended September 30, 2010

White Mountains’ total revenues decreased 21% to $1,585 million in the first nine months of 2011 compared to $2,014 million in the first nine months of 2010, primarily due to lower earned insurance and reinsurance premiums, foreign currency translation, lower net investment income and lower investments gains, partially offset by lower losses at WM Life Re.  Earned premiums were down 19% to $1,437 million in the first nine months of 2011 as a 34% decrease at OneBeacon, which was driven by the Personal Lines Transaction and the Commercial Lines Transaction, was partially offset by a 7% increase at Sirius Group.  Excluding the $408 million of earned premiums in the first nine months of 2010 related to the exited businesses at OneBeacon, White Mountains’ earned premiums increased 4% in the first nine months of 2011.  Net investment income was down 12% to $138 million in the first nine months of 2011, due primarily to lower fixed maturity yields and a reduction in invested assets from the Personal Lines Transaction, OBH Senior Notes repurchases at OneBeacon and share repurchases. White Mountains reported net realized and unrealized investment gains of $78 million in the first nine months of 2011 compared to $105 million in the first nine months of 2010. Both periods were significantly impacted by foreign currency translation on U.S. dollar-denominated investments at Sirius International, the effects of which are offset in other comprehensive income (see Investment Returns on page 45). Other revenues decreased to a loss of $69 million in the first nine months of 2011 from a loss of $21 million in the first nine months of 2010. Other revenues included $58 million in foreign currency translation losses in the first nine months of 2011 compared to $23 million in foreign currency translation gains in the first nine months of 2010.  Other revenues also included a $1 million loss from WM Life Re in the first nine months of 2011 compared to a $52 million loss in the first nine months of 2010.  Other revenues for the first nine months of 2010 also included a $13 million pre-tax gain from the acquisition of Central National by the Sirius Group.

White Mountains’ total expenses decreased 19% to $1,581 million in the first nine months of 2011 compared to $1,956 million in the first nine months of 2010. Losses and LAE expenses decreased $262 million, or 22%, insurance and reinsurance acquisition expenses decreased $75 million, or 20%, and other underwriting expenses decreased $34 million, or 14%, all due primarily to the Personal Lines Transaction and Commercial Lines Transaction.  Excluding $464 million in expenses reported in the first nine months of 2010 related to the exited businesses at OneBeacon, White Mountains’ total expenses increased 5% in the first nine months of 2011, as losses and LAE expenses, insurance and reinsurance acquisition expenses and other underwriting expenses increased 4%, 5% and 10%. Other underwriting expenses at Sirius Group increased 15%, primarily due to foreign currency translation.  Interest expense on debt decreased 12% to $39 million in the first nine months of 2011 compared to $44 million in the first nine months of 2010, primarily due to reductions of outstanding debt resulting from repurchases of OBH Senior Notes.

White Mountains’ effective tax rate for the first nine months of 2011 was not meaningful as pre-tax income was near break-even ($4 million).  White Mountains’ income tax benefit for the first nine months of 2010 represented an effective tax rate of 17.9%, which differed from the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States.

I. Summary of Operations By Segment

White Mountains conducts its operations through three segments: (1) OneBeacon, (2) Sirius Group and (3) Other Operations. White Mountains manages all of its investments through its wholly-owned subsidiary, WM Advisors, therefore, a discussion of White Mountains’ consolidated investment operations is included after the discussion of operations by segment. White Mountains’ segment information is presented in Note 10 to the Consolidated Financial Statements.

OneBeacon

OneBeacon’s book value per share decreased 3% for the third quarter and increased 2% for the first nine months of 2011, including dividends. The decrease for the third quarter was driven by declines in equity investments and an after-tax charge of $18 million for the estimated loss on the sale of AutoOne.   On August 30, 2011, OneBeacon entered into an agreement to sell its AutoOne business to Interboro.  AutoOne operates as a division within OneBeacon, offering products and services to automobile assigned risk markets. The transaction includes the sale of two insurance entities, AOIC and AOSIC, through which substantially all of the AutoOne business is written on a direct basis. The results of operations for the AutoOne business, net of related income taxes, are presented as discontinued operations in the statement of comprehensive income (see III. Discontinued Operations on page 46).

Financial results for OneBeacon for the three and nine months ended September 30, 2011 and 2010 follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2011	2010	2011	2010
Gross written premiums	$305.2	$361.9	$865.6	$1,303.8
Net written premiums	$296.8	$268.8	$822.3	$943.0

Earned insurance and reinsurance premiums	$258.6	$293.6	$751.2	$1,134.7
Net investment income	16.1	21.6	55.8	74.9
Net realized and unrealized investment gains (losses)	(47.4)	51.6	(13.3)	79.6
Other revenue (losses)	.1	12.7	(10.6)	1.9
Total revenues	227.4	379.5	783.1	1,291.1
Losses and LAE	146.6	155.2	414.9	719.3
Insurance and reinsurance acquisition expenses	58.6	64.3	161.1	248.3
Other underwriting expenses	38.7	50.5	132.1	176.6
General and administrative expenses	2.5	2.1	7.4	9.4
Interest expense on debt	4.1	6.4	16.4	23.4
Total expenses	250.5	278.5	731.9	1,177.0
Pre-tax income (loss)	$(23.1)	$101.0	$51.2	$114.1

The following table presents OneBeacon’s GAAP book value per share.

	Sept. 30,	June 30,	Dec. 31,	Sept. 30,
Millions, except per share amounts	2011	2011	2010	2010
OneBeacon’s common shareholders’ equity	$1,100.2	$1,152.3	$1,229.0	$1,219.1
OneBeacon’s common shares outstanding	95.1	95.1	94.4	94.4
OneBeacon’s GAAP book value per share	$11.57	$12.12	$13.02	$12.91

The following tables provide OneBeacon’s GAAP ratios, net written premiums and earned insurance premiums for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
GAAP Ratios:	Specialty	Other(1)	Total	Specialty	Other(1)	Total
Loss and LAE	58%	n/m	57%	57%	n/m	55%
Expense	36%	n/m	37%	38%	n/m	39%
Combined	94%	n/m	94%	95%	n/m	94%
Net written premiums	$297.2	$(.4)	$296.8	$821.5	$.8	$822.3
Earned premiums	$259.1	$(.5)	$258.6	$747.9	$3.3	$751.2

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
GAAP Ratios:	Specialty	Other(1)	Total	Specialty	Other(1)	Total
Loss and LAE	52%	60%	53%	56%	76%	63%
Expense	38%	41%	39%	38%	38%	38%
Combined	90%	101%	92%	94%	114%	101%
Net written premiums	$273.5	$(4.7)	$268.8	$771.6	$171.4	$943.0
Earned premiums	$249.6	$44.0	$293.6	$726.7	$408.0	$1,134.7

(1)          Other is primarily businesses that are now in run-off or have been sold prior to 2011. Accordingly, GAAP ratios for the three and nine months ended September 30, 2011 are not meaningful.

OneBeacon Results - Three Months Ended September 30, 2011 versus Three Months Ended September 30, 2010

OneBeacon’s GAAP combined ratio was 94% for the third quarter of 2011 compared to 92% for the third quarter of 2010.  Catastrophe losses, principally related to hurricane Irene, increased the combined ratio by 5 points in the third quarter 2011, compared to a decrease of 1 point in the third quarter of last year from a change in estimated catastrophe losses incurred earlier in 2010.  Prior year favorable loss reserve development in the third quarter of 2011 decreased the combined ratio by 4 points compared to 6 points in the third quarter of 2010.

OneBeacon’s net written premiums increased 10% in the three months ended September 30, 2011 to $297 million, compared to $269 million for the three months ended September 30, 2010, primarily due to new business and improved retention in several lines, particularly within the government risk, entertainment and collector car and boat businesses.

During the third quarter of 2011, OneBeacon completed a new ground-up study of its legacy asbestos and environmental exposures.  The previous study was based on experience through 2007.  Reasonable estimates of potential adverse scenarios continue to be within the $2.5 billion reinsurance cover issued by NICO.  The point estimate of incurred losses ceded to NICO increased from $2.2 billion to $2.3 billion.  There was no impact to book value.

Reinsurance protection.  For the third quarter of 2011, OneBeacon’s specialty lines’ net combined ratio was higher than its gross combined ratio by 3 points, primarily due to the impact of the cost of facultative reinsurance, professional liability reinsurance and marine reinsurance, and to a lesser extent the cost of catastrophe reinsurance and casualty reinsurance. For the third quarter of 2010, OneBeacon’s specialty lines’ net combined ratio was higher than its gross combined ratio by 4 points, primarily due to the cost of facultative reinsurance, catastrophe reinsurance, casualty reinsurance and property reinsurance.

OneBeacon Results - Nine Months Ended September 30, 2011 versus Nine Months September 30, 2010

OneBeacon’s GAAP combined ratio was 94% for the first nine months of 2011 compared to 101% for the first nine months of last year.  The GAAP combined ratio for the first nine months of 2010 included unusually high non-catastrophe losses, primarily a number of large losses in businesses that OneBeacon has since exited and in its property and inland marine specialty businesses.  Catastrophe losses increased the combined ratio by 5 points in both the first nine months of 2011 and the first nine months of last year.  Favorable loss reserve development in the first nine months of 2011 decreased the combined ratio by 3 points compared to 4 points in the first nine months of last year.

OneBeacon’s net written premiums decreased 13% to $822 million in the first nine months of 2011, reflecting decreases from the Commercial Lines Transaction and the Personal Lines Transaction. OneBeacon’s specialty insurance net written premiums increased 6% in the first nine months of 2011 to $822 million, primarily due to new business and improved retention in several lines, particularly within the accident, government risk, energy and collector car and boat businesses.

Reinsurance protection.  For the first nine months of 2011, OneBeacon’s specialty lines’ net combined ratio was higher than its gross combined ratio by 4 points, primarily due to the impact of the cost of property reinsurance and facultative reinsurance, and also the cost of catastrophe reinsurance and marine reinsurance. For the first nine months of 2010, OneBeacon’s specialty lines’ net combined ratio was higher than its gross combined ratio by 3 points, primarily due to the cost of facultative reinsurance and catastrophe reinsurance.

Sirius Group

Financial results and GAAP combined ratios for Sirius Group for the three and nine months ended September 30, 2011 and 2010 follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2011	2010	2011	2010
Gross written premiums	$250.5	$214.4	$944.2	$917.7
Net written premiums	$214.1	$187.2	$767.5	$736.2

Earned insurance and reinsurance premiums	$232.0	$204.5	$685.5	$638.2
Net investment income	22.1	23.0	68.3	71.3
Net realized and unrealized investment gains (losses)	64.7	(51.8)	102.6	13.7
Other revenue - foreign currency translation gains (losses)	(29.2)	43.1	(57.9)	22.9
Other revenue	1.1	.2	2.2	13.5
Total revenues	290.7	219.0	800.7	759.6
Losses and LAE	130.5	98.2	499.1	456.6
Insurance and reinsurance acquisition expenses	48.4	37.8	135.1	122.6
Other underwriting expenses	28.3	24.5	79.4	69.3
General and administrative expenses	5.3	2.7	17.1	16.9
Accretion of fair value adjustment to losses and LAE reserves	2.1	2.1	6.2	6.3
Interest expense on debt	6.5	6.7	19.6	20.1
Total expenses	221.1	172.0	756.5	691.8
Pre-tax income	$69.6	$47.0	$44.2	$67.8

GAAP ratios:
Losses and LAE	56%	48%	73%	72%
Expense	33%	30%	31%	30%
Combined	89%	78%	104%	102%

Sirius Group Results - Three Months Ended September 30, 2011 versus Three Months Ended September 30, 2010

Sirius Group’s GAAP combined ratio was 89% for the third quarter of 2011 compared to 78% for the third quarter of 2010. The increase was primarily due to worse current accident year underwriting results in the accident and health, marine and aviation lines and higher catastrophe losses, partially offset by improved underwriting results in the trade credit line.  Catastrophe losses increased the combined ratio by 11 points in the third quarter of 2011 compared to 9 points in the third quarter of 2010. Catastrophe losses in the third quarter of 2011 were primarily composed of $11 million (5 points) of losses from hurricane Irene, $7 million (3 points) of losses from the June 2011 New Zealand earthquake and $6 million (2 points) of losses from the July Copenhagen floods.  Catastrophe losses in the third quarter of 2010 were primarily composed of $4 million of flood losses in Europe and $4 million of losses from storms in Canada.  The third quarter of 2011 included 9 points of favorable loss reserve development primarily attributable to the property lines, which was partially offset by approximately 2 points of related increases to profit commission expense. The third quarter of 2010 included 7 points ($14 million) of favorable loss reserve development from short-tailed lines of business, primarily property, accident and health and aviation.

Sirius Group’s gross written premiums increased 17% to $251 million in the third quarter of 2011 from $214 million in the third quarter of 2010, while net written premiums increased 14% to $214 million in the third quarter of 2011 from $187 million in the third quarter of 2010.  Earned premiums increased 13% to $232 million from $205 million in the third quarter of 2010. These increases were primarily due to increases in the accident and health and trade credit lines and to foreign curency translation.

Sirius Group’s total other revenues decreased to a loss of $28 million in the third quarter of 2011 from a gain of $43 million in the third quarter of 2010.  Sirius Group’s other revenues included $29 million of foreign currency translation losses in the third quarter of 2011 compared to $43 million of foreign currency translation gains in the third quarter of 2010.

Reinsurance protection.  Sirius Group’s reinsurance protection primarily consists of pro-rata and excess of loss protections to cover aviation, trade credit, and certain property exposures. Sirius Group’s property reinsurance provides both proportional and non-proportional protections for exposures written in Europe, the Americas, Asia, the Middle East, and Australia.  This reinsurance is designed to increase underwriting capacity where appropriate, and to reduce exposure both to large catastrophe losses and to a frequency of smaller loss events.  Attachment points and coverage limits vary by region around the world. For 2011 and 2010, industry loss warranties (“ILW”) for European wind exposures and floods with $20 million of available limit were purchased, attaching at various levels.

In 2011 and 2010, Sirius Group purchased group excess of loss retrocessional coverage for its non-U.S. and non-Japan earthquake-related exposures. The non-U.S. and non-Japan earthquake cover was renewed for one year at April 1, 2011, providing $61 million of reinsurance protection through partially placed coverage layers in excess of Sirius Group’s retention of $35 million. Sirius Group will recognize the full $61 million recovery if a covered earthquake loss reaches $110 million. At April 1, 2010, Sirius Group purchased coverage for $65 million in excess of $45 million, and this coverage applies to losses incurred from the February 2011 New Zealand earthquake.  At September 30, 2011, losses incurred for the February 2011 New Zealand earthquake totaled $42 million. Accordingly, Sirius Group has not ceded any losses to this coverage.

Sirius Group’s net combined ratios for the third quarter of 2011 and the third quarter of 2010 were 9 points higher and 1 point lower than its gross combined ratios for those periods.  The net combined ratio for the third quarter of 2011 was higher primarily due to the cost of the ILWs, aviation reinsurance, and other excess of loss protections with limited incurred loss cessions.

Sirius Group Results - Nine Months Ended September 30, 2011 versus Nine Months Ended September 30, 2010

Sirius Group’s GAAP combined ratio was 104% for the first nine months of 2011 compared to 102% for the first nine months of 2010. Catastrophe losses increased the combined ratio by 27 points in the first nine months of 2011 compared to 28 points in the first nine months of 2010. For the first nine months of 2011, catastrophe losses were primarily composed of $90 million (13 points) of losses from the Japan earthquake and tsunami, $49 million (7 points) of losses from the February and June 2011 New Zealand earthquake and $25 million (4 points) of losses from severe weather and tornados in the Midwestern United States, while catastrophe losses for the first nine months of 2010 were primarily due to the Chile earthquake.  The first nine months of 2011 included 5 points of favorable loss reserve development, primarily attributable to property lines, which was partially offset by related premium adjustments and profit commission expense. The first nine months of 2010 included 4 points of favorable loss reserve development that was mostly from short-tailed lines of business, primarily property, accident and health, and aviation.

Sirius Group’s recorded property losses from the earthquake and tsunami in Japan have been estimated based on information from ceding companies and using third party and internal catastrophe models, applying overall estimates of industry insured losses to Sirius Group’s exposure information. As of September 30, 2011, 46% of Sirius Group’s ultimate loss estimate for the Japan earthquake had been paid or reported. In relation to the Chile earthquake in 2010, at the same relative point in time (7 months post-event), approximately 79% of Sirius Group’s ultimate loss estimate for the Chile earthquake had been paid or reported.

Sirius Group’s gross written premiums increased 3% to $944 million in the first nine months of 2011 from $918 million in 2010, while net written premiums increased 4% to $768 million in the first nine months of 2011 from $736 million in 2010.  These increases were primarily due to foreign exchange translation and increases in the accident and health and trade credit lines of business.  Earned premiums increased 7% to $686 million in first nine months of 2011 from $638 million in the first nine months of 2010.  In addition to the changes noted above for written premiums, earned premiums increased due to changes in business mix, most notably an increase in accident and health  and trade credit premiums (which are recognized as earned premium over an extended period of time), somewhat offset by decreases in property earned premiums.

Sirius Group’s other revenues consisted primarily of $58 million of foreign currency translation losses recorded in the first nine months of 2011 compared to $23 million of foreign currency translation gains in the first nine months of 2010.  Additionally, during the first nine months of 2010, Sirius Group acquired Central National and recorded a pre-tax gain of approximately $13 million in other revenues that reflects the excess of the fair value of the net assets acquired over the consideration paid.

Reinsurance protection.  Sirius Group’s net combined ratio for the first nine months of 2011 was higher than its gross combined ratio by 9 points.  For the first nine months of 2010, the net combined ratio was lower than the gross combined ratio by 8 points.  The 2011 net combined ratio was higher primarily due to the cost of the ILWs, aviation reinsurance, and other excess of loss protections with limited incurred loss cessions.  The lower net combined ratio for the first nine months of 2010 was primarily due to significant retrocessional recoveries, including recovery of the full $65 million limit under Sirius Group’s non-U.S./non-Japan earthquake cover triggered by losses from the Chile earthquake.

Other Operations

Other Operations consists of the operations of the Company, the Company’s intermediate holding companies, the consolidated results of the Tuckerman Fund I, WM Advisors and White Mountains’ investments in unconsolidated affiliates. The Other Operations segment also includes the results of WM Life Re, which is in run-off.

A summary of White Mountains’ financial results from its Other Operations segment for the three and nine months ended September 30, 2011 and 2010 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2011	2010	2011	2010
Net investment income	$4.6	$4.3	$14.0	$11.2
Net realized and unrealized investment gains (losses)	(15.6)	11.8	(11.0)	11.4
Other revenue - Tuckerman Fund I	8.0	9.0	18.9	18.4
Other revenue (losses) — Symetra warrants	(24.7)	(10.7)	(29.3)	(21.6)
Other revenue (losses)	10.9	(61.9)	8.1	(56.2)
Total revenues	(16.8)	(47.5)	.7	(36.8)
General and administrative expenses - Tuckerman Fund I	7.0	7.5	16.7	16.2
General and administrative expenses	19.3	17.7	73.0	70.7
Interest expense — debt	2.2	.1	2.8	.7
Total expenses	28.5	25.3	92.5	87.6
Pre-tax loss	$(45.3)	$(72.8)	$(91.8)	$(124.4)

Other Operations Results - Three and Nine Months Ended September 30, 2011 versus Three and Nine Months Ended September 30, 2010

White Mountains’ Other Operations segment reported pre-tax loss in the third quarter and first nine months of 2011 of $45 million and $92 million, compared to $73 million and $124 million in the third quarter and first nine months of 2010.  The decrease in pre-tax loss for the third quarter and first nine months of 2011 was driven by lower losses from WM Life Re, partially offset by higher mark-to-market losses on the Symetra warrants and lower net investment gains.  WM Life Re reported essentially break-even results in the third quarter of 2011 and a $10 million pre-tax loss in the first nine months of 2011 compared to $53 million of pre-tax loss in the third quarter of 2010 and $65 million of pre-tax loss in the first nine months of 2010.  The value of White Mountains’ investment in Symetra warrants decreased $25 million and $29 million in the third quarter and first nine months of 2011 compared to a decrease of $11 million and $21 million in the third quarter and first nine months of 2010.

During the third quarter of 2010, WM Life Re lowered the surrender assumptions used to calculate its variable annuity guarantee liability. WM Life Re’s previous assumptions had reflected its expectation that surrenders would rise as the surrender charges in the underlying annuities decline.  However, the persistent instability in financial and foreign exchange markets has kept surrenders low.  The lower surrender assumption resulted in a $48 million increase in WM Life Re’s variable annuity guarantee liability, which was recorded as a reduction of other revenues in the third quarter of 2010.

As discussed on page 54 under “FAIR VALUE CONSIDERATIONS”, in determining the fair value of the benefit guarantees that WM Life Re reinsures, management makes assumptions about future policyholder surrender rates.  If actual surrenders are lower than the surrender assumptions used in WM Life Re’s liability valuation model, the liability for the benefit guarantees would increase.  For example, a 50% reduction in the surrender assumptions used in WM Life Re’s valuation model at September 30, 2011 would have increased the fair value of the liability by approximately $9 million.

II. Summary of Investment Results

Investment Returns

For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a more relevant comparison to benchmark returns, while all dollar amounts are presented net of any management fees and trading expenses. A summary of White Mountains’ consolidated pre-tax investment results and gross investment returns versus typical benchmarks for the three and nine months ended September 30, 2011 and 2010 follows:

Pre-tax investment results	Three Months Ended September 30,		Nine Months Ended September 30,
Millions	2011	2010	2011	2010
Net investment income	$42.8	$48.9	$138.1	$157.4
Net realized and unrealized investment gains	1.7	11.6	78.3	104.7
Net unrealized foreign currency gains (losses) on investments (reported in other comprehensive income)	(171.0)	259.9	(94.7)	104.5
Pre-tax investment gains (losses) included in discontinued operations	(2.6)	16.2	13.2	32.4
Total GAAP pre-tax investment gains (losses)	$(129.1)	$336.6	$134.9	$399.0

At September 30, 2011, White Mountains’ investment portfolio included $1.0 billion in non-U.S. dollar-denominated investments, most of which are held at Sirius International and are denominated in Swedish kronor or euros. The value of the investments in this portfolio is impacted by changes in the exchange rate between the U.S. dollar and the krona and between the U.S. dollar and the euro.  During the third quarter and first nine months of 2011, the U.S. dollar strengthened 9% and 3% against the kronor.  During the third quarter and first nine months of 2011, the U.S dollar strengthened 8% and was flat against the euro.   These currency movements resulted in approximately $96 million and $15 million of pre-tax foreign currency investment losses for the three and nine months ended September 30, 2011, which are recorded as components of net realized and unrealized investment gains and unrealized foreign currency gains and losses on investments.   During the third quarter and first nine months of 2010, the U.S. dollar weakened 14% and 6% against the kronor.  During the third quarter and first nine months of September 30, 2010, the U.S. dollar weakened 10% and strengthened 5% against the euro, which resulted in $173 million and $32 million of pre-tax foreign currency gains for the three and nine months ended September 30, 2010.

Sirius International also holds a large portfolio of investments that are denominated in U.S. dollars, but its functional currency is the Swedish kronor. When Sirius International prepares its stand-alone GAAP financial statements, it translates its U.S. dollar-denominated investments to Swedish kronor and recognizes the related foreign currency translation gains or losses through income. When White Mountains consolidates Sirius International, it translates Sirius International’s stand-alone GAAP financial statements to U.S. dollars and recognizes the foreign currency gains or losses arising from this translation, including those associated with Sirius International’s U.S. dollar-denominated investments, through other comprehensive income.  Since White Mountains reports its financial statements in U.S. dollars, there is no net effect to adjusted book value per share or to investment returns from foreign currency translation on its U.S. dollar-denominated investments at Sirius International.  However, net realized and unrealized investment gains, foreign currency translation and other comprehensive income can be significantly affected during periods of high volatility in the foreign exchange rate between the U.S. dollar and the Swedish kronor, as was the case during the first and third quarter of 2011.

The amount of foreign currency translation on Sirius International’s U.S. dollar denominated investments recognized as a decrease of other comprehensive income and an increase of net income was $66 million and $27 million for the third quarter and first nine months of 2011.  The amount of foreign currency translation on Sirius International’s U.S. dollar denominated investments recognized as an increase of other comprehensive income and a decrease of net income (loss) was $101 million and $48 million for the third quarter and first nine months of 2010.

Gross investment returns and benchmark returns

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Fixed maturity investments	-0.5%	3.9%	2.7%	5.5%
Short-term investments	-0.2%	2.2%	.8%	.2%
Total fixed income	-0.5%	3.5%	2.5%	4.3%
Barclay’s U.S. Intermediate Aggregate Index	2.3%	2.1%	5.0%	7.0%

Common stocks	-11.3%	9.6%	-6.7%	7.9%
Convertible securities	-8.5%	5.8%	-6.8%	8.2%
Other long-term investments	-0.1%	3.6%	6.8%	4.9%
Total equities, convertible securities and other long-term investments	-7.8%	6.9%	-2.8%	6.9%
S&P 500 Index (total return)	-13.9%	11.3%	-8.7%	3.9%

Total consolidated portfolio	-1.5%	4.0%	1.7%	4.6%

White Mountains’ GAAP pre-tax total return on invested assets was -1.5% and 1.7% for the third quarter and first nine months of 2011, which included 1.2% and 0.2% of foreign currency losses, compared to 4.0% and 4.6% for the third quarter and first nine months of 2010, including 1.9% and 0.5% of foreign currency gains. White Mountains’ fixed income portfolio returned -0.5%, which included -1.4% of foreign currency losses for the third quarter of 2011, underperforming the Barclays U.S. Intermediate Aggregate returns of 2.3%. White Mountains’ high-quality, short-duration, fixed income portfolio (a duration of approximately 2 years, including short term investments, and an average credit rating of AA at September 30, 2011) trailed the longer-duration benchmark as rates fell during the third quarter of 2011. For the first nine months of 2011, the fixed income portfolio return of 2.5%, which included -0.2% of foreign currency losses also underperformed its benchmark for the same reason.

White Mountains’ equity portfolio, approximately 16% of GAAP invested assets at September 30, 2011, returned -7.8% for the third quarter of 2011, compared to the S&P 500 Index return of -13.9%, while the equity portfolio returned -2.8% in the first nine months of 2011, compared to the S&P 500 Index return of -8.7%.   Equity accounts managed by Prospector Partners have outperformed the S&P 500 by 2.8% in the third quarter and 0.7% for the first nine months of 2011.  These accounts have overweight positions in the gold mining sector when compared to the S&P 500 Index and also contain convertible bond investments that generally limit downside price exposure to the underlying value of the fixed maturity component of the instrument.  In addition, other long-term investments, which are composed principally of hedge funds and private equities, have outperformed the S&P 500 by 13.0% in the third quarter and 13.6% for the first nine months of 2011.

Net investment income was down 12% in each of the third quarter and first nine months of 2011, due primarily to lower fixed maturity yields and a reduction in invested assets from the Personal Lines Transaction, the OBH Senior Notes repurchases at OneBeacon and share repurchases.

III. Discontinued Operations

Esurance

As a result of the Esurance Sale, the Esurance Disposal Group is presented as discontinued operations and the results of these businesses are shown as a single line item in the accompanying Consolidated Statement of Operations. In addition, the assets and liabilities associated with the business being sold are presented separately as single line items in the asset and liability sections of the Consolidated Balance Sheet.  Prior year amounts have been reclassified to conform to the current period’s presentation.

The amounts reflected within discontinued operations differ from amounts previously presented within the Esurance segment. The segment results of operations for Esurance reported in previous periods included investment income and realized and unrealized investment gains and losses allocated to Esurance related to capital that was used by Esurance but contained within Sirius Group’s legal entities.  These allocations do not have separately identifiable cash flows and have therefore been excluded from amounts classified in discontinued operations and are now included in the Sirius Group segment. For the three and nine month periods of September 30, 2011, $1 million and $(2) million of net investment income and realized and unrealized investment gains and losses that had been previously included in the Esurance segment were excluded from net income (loss) from discontinued operations.  For the three and nine month period September 30, 2010, $1 million and $4 million of net investment income and realized and unrealized investment gains and losses that had been previously included in the Esurance segment were excluded from net income (loss) from discontinued operations.

Net income (loss) from discontinued operations, net of tax, related to the business subject to the Esurance Sale was $(9) million and $(6) million in the third quarter and first nine months of 2011 and $7 million in both the third quarter and first nine months of 2010.  The results for the first nine months of 2011 included a $10 million after-tax charge ($16 million pre-tax) from increased compensation accruals recorded as a result of the Esurance Sale.

Esurance’s adjusted combined ratios for the three and nine months ended September 30, 2011 and 2010 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2011	2010	2011	2010
Adjusted ratios(1):
Losses and LAE	75%	70%	73%	73%
Adjusted expense	29%	30%	29%	29%
Adjusted combined	104%	100%	102%	102%
Gross Written Premiums	$230.8	$222.0	$675.1	$648.4
Net Written Premiums	$229.8	$221.2	$672.5	$645.9
Earned Premiums	$217.6	$210.3	$646.6	$618.9

(1)          Adjusted expense and combined ratios include acquisition expenses net of referral fee revenue. See “NON-GAAP FINANCIAL MEASURES” on page 55 for a reconciliation of Esurance’s adjusted expense ratio and adjusted combined ratio to its GAAP expense and combined ratios.

Esurance reported an adjusted combined ratio of 104% for the third quarter of 2011 and compared to 100% for the third quarter of 2010, while the adjusted combined ratio for the first nine months of 2011 and 2010 was 102%.  The loss and LAE ratio increased to 75% for the third quarter of 2011 from 70% for the third quarter of 2010, primarily due to severe weather, higher catastrophe losses and higher losses in material damage coverages.

AutoOne

On August 30, 2011, OneBeacon entered into an agreement to sell the AutoOne business to Interboro. AutoOne operates as a division within OneBeacon, offering products and services to automobile assigned risk markets. The transaction includes the sale of two insurance entities, AOIC and AOSIC, through which substantially all of the AutoOne business is written on a direct basis. For the nine-months ended September 30, 2011, the results of operations for the AutoOne business have been classified as discontinued operations and are presented, net of related income taxes, in the statement of comprehensive income. Prior year results of operations have been reclassified to conform to the current period’s presentation. As of September 30, 2011, the assets and liabilities of the AutoOne business have been presented in the balance sheet as held for sale.

Net income (loss) from discontinued operations, net of tax, related to AutoOne was $(3) million and $(4) million in the third quarter and first nine months of 2011 and $(4) million and $(5) million in the third quarter and first nine months of 2010. The third quarter and first nine months of 2011 also included an $18 million after-tax loss ($28 million pre-tax) on the disposal of AutoOne.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash and Short-term Investments

Holding company level.  The primary sources of cash for the Company and certain of its intermediate holding companies are expected to be distributions and tax sharing payments received from its insurance and reinsurance operating subsidiaries, capital raising activities, net investment income and proceeds from sales and maturities of investments. The primary uses of cash are expected to be repurchases of the Company’s and OneBeacon Ltd.’s common shares, payments on and repurchases/retirements of its debt obligations, dividend payments to holders of the Company’s common shares, to noncontrolling interest holders of OneBeacon Ltd.’s common shares and to holders of the Sirius Group Preference Shares, purchases of investments, payments made to tax authorities, contributions to operating subsidiaries and operating expenses.

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

OneBeacon:

Generally, OneBeacon’s top tier regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. OneBeacon’s top tier regulated insurance operating subsidiaries have the ability to pay approximately $291 million of dividends during 2011 without prior approval of regulatory authorities, subject to the availability of unassigned funds. At June 30, 2011, OneBeacon’s top tier regulated insurance operating subsidiaries had $0.7 billion of unassigned funds. During the first nine months of 2011, OneBeacon’s top tier regulated insurance operating subsidiaries distributed $150 million of extraordinary dividends to their immediate parent.

During the first nine months of 2011, OneBeacon’s unregulated insurance operating subsidiaries paid $4 million of dividends to their immediate parent.  At September 30, 2011, OneBeacon’s unregulated insurance operating subsidiaries had $7 million of net unrestricted cash, short-term investments and fixed maturity investments.

During the first nine months of 2011, OneBeacon Ltd. paid $60 million of regular quarterly dividends and a $95 million special dividend to its common shareholders. White Mountains received $117 million of these dividends.

At September 30, 2011, OneBeacon Ltd. and its intermediate holding companies had $216 million of net unrestricted cash, short-term investments and fixed maturity investments and $27 million of common equity securities and convertible fixed maturity investments outside of its regulated and unregulated insurance operating subsidiaries.

Sirius Group:

During the third quarter of 2011, White Mountains announced a rebranding and reorganization (the “Reorganization”) of its reinsurance business.  Under the rebranding, which is being executed in the third and fourth quarters of 2011, White Mountains’ reinsurance businesses adopted the Sirius name.  For the Reorganization, which was completed in October 2011, Sirius America (formerly WMRe America) became a wholly owned subsidiary of Sirius International (formerly WMRe Sirius).  In connection with the Reorganization, A.M. Best upgraded the financial strength rating of Sirius America from “A-” (Excellent, the fourth highest of fifteen ratings) to a group “A” (Excellent, the third highest of fifteen ratings), consistent with Sirius International’s rating, and all financial strength ratings from the four major ratings agencies were affirmed with stable outlook. Additionally, A.M. Best upgraded the debt ratings to “bbb” (Adequate, the ninth highest of twenty-two ratings) from “bbb-” (Adequate, the tenth highest of twenty-two ratings) on the Sirius Group Senior Notes and to “bb+” (Speculative, the eleventh highest of twenty-two ratings) from “bb” (Speculative, the twelfth highest of twenty-two ratings) on the Sirius Group Preference Shares.  S&P upgraded the debt ratings to “BBB” (Adequate, the ninth highest of twenty-two ratings) from “BBB-“ (Adequate, the tenth highest of twenty-two ratings) and to “BB+” (Speculative, the eleventh highest of twenty-two ratings) from “BB” (Speculative, the twelfth highest of twenty-two ratings) on the Sirius Group Preference Shares.

In conjunction with the Reorganization, the following capital transactions occurred in October 2011:

•        Sirius America paid $250 million to its immediate parent, which included $67 million of dividends and $183 million return of capital;

•        Sirius International paid $169 million to an intermediate holding company of Sirius Group for a portion of Sirius America.

•        An intermediate holding company of Sirius Group contributed the remaining shares of Sirius America with a GAAP book value of $436 million to Sirius International, which now owns 100% of the shares of Sirius America;

•        Sirius Group distributed $425 million to White Mountains, which included approximately $300 million that was freed up at Sirius International and Sirius America as a result of the Reorganization and the commutation of quota-share agreements between Sirius Group and Esurance as a result of the Esurance Sale;

•        White Mountains contributed common shares in Symetra with a GAAP book value of $241 million (including equity in net unrealized gains from Symetra’s fixed income portfolio of $79 million) to an intermediate holding company of Sirius Group.

Subject to certain limitations under Swedish law, Sirius International is permitted to transfer all or a portion of its pre-tax income to its Swedish parent companies to minimize taxes (referred to as a group contribution). In 2011, Sirius International intends to transfer approximately $70 million (based on the September 30, 2011 SEK to USD exchange rate) of its 2010 pre-tax income to its Swedish parent companies as a group contribution, of which $37 million was transferred during the first nine months of 2011.

Sirius International has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, Sirius International has allocated the majority of its pre-tax income, after group contributions to its Swedish parent companies, to the Safety Reserve (see “Safety Reserve” below). At December 31, 2010, Sirius International had $263 million (based on the December 31, 2010 SEK to USD exchange rate) of unrestricted statutory surplus, which is available for distribution in 2011. Prior to the Reorganization, Sirius International paid a cash dividend of $67 million to its immediate parent during the second quarter of 2011.  In connection with the Reorganization, Sirius International’s unrestricted statutory surplus increased by $436 million due to the contribution of the remaining shares of Sirius America in October.

Sirius America has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. Based upon June 30, 2011 statutory surplus of $779 million, Sirius America has the ability to pay $78 million of dividends during 2011 without prior approval of regulatory authorities, subject to the availability of earned surplus.  At June 30, 2011, Sirius America had $100 million of earned surplus, prior to the $67 million paid as part of the Reorganization.

Prior to the Reorganization, Sirius Group paid a cash dividend of $85 million to its immediate parent during the first quarter of 2011.

At September 30, 2011, Sirius Group and its intermediate holding companies had $54 million of net unrestricted cash, short-term investments and fixed maturity investments and $15 million of other long-term investments outside of Sirius International, Sirius America, Scandinavian Re and Central National.

Safety Reserve

Subject to certain limitations under Swedish law, Sirius International is permitted to transfer pre-tax amounts into an untaxed reserve referred to as a safety reserve. At September 30, 2011, Sirius International’s safety reserve amounted to $1.4 billion. Under GAAP, an amount equal to the safety reserve, net of a related deferred tax liability established at the Swedish tax rate of 26.3%, is classified as shareholders’ equity. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain predetermined levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International’s safety reserve ($368 million at September 30, 2011) is included in solvency capital. Access to the safety reserve is restricted to coverage of insurance losses. Access for any other purpose requires the approval of Swedish regulatory authorities. Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the $1.4 billion balance of the safety reserve, without any provision for deferred taxes, in Sirius International’s capital when assessing Sirius International’s financial strength.

Other Operations:

During the first nine months of 2011, WM Advisors did not pay any dividends to its immediate parent. At September 30, 2011, WM Advisors had approximately $28 million of net unrestricted cash, short-term investments and fixed maturity investments.

At September 30, 2011, the Company and its intermediate holding companies had $93 million of net unrestricted cash, short-term investments and fixed maturity investments and $202 million of common equity securities and other long-term investments included in its Other Operations segment.

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

The following table illustrates White Mountains’ consolidated insurance float position and four operational leverage ratios based on insurance float and net investment assets as of September 30, 2011 and December 31, 2010:

($ in millions)	September 30, 2011	December 31, 2010
Total investments	$7,199.6	$7,943.5
Consolidated limited partnership investments(1)	(72.7)	(91.5)
Cash	557.7	395.0
Investments in unconsolidated affiliates	458.6	389.7
Equity in net unrealized gains from Symetra’s fixed maturity portfolio	(147.7)	(63.7)
Net investment assets classified within assets held for sale	1,045.6	829.2
Accounts receivable on unsettled investment sales	20.3	39.5
Accounts payable on unsettled investment purchases	(57.1)	(22.3)
Interest-bearing funds held by ceding companies (2)	87.9	78.9
Interest-bearing funds held under reinsurance treaties (3)	(10.3)	(52.5)
Net investment assets	$9,081.9	$9,445.8

Total White Mountains’ common shareholders’ equity	$3,444.7	$3,653.0
Noncontrolling interest—OneBeacon Ltd.	269.8	295.0
Noncontrolling interest—Sirius Group Preference Shares	250.0	250.0
Debt	669.0	818.8
Total capital (1)	4,633.5	5,016.8
Equity in net unrealized gains from Symetra’s fixed maturity portfolio, net of applicable taxes	(135.7)	(58.5)
Total adjusted capital	$4,497.8	$4,958.3
Insurance float	$4,584.1	$4,487.5
Insurance float as a multiple of total adjusted capital	1.0x	0.9x
Net investment assets as a multiple of total adjusted capital	2.0x	1.9x
Insurance float as a multiple of White Mountains’ common shareholders’ equity	1.3x	1.2x
Net investment assets as a multiple of White Mountains’ common shareholders’ equity	2.6x	2.6x

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

During the first nine months of 2011, insurance float increased by $97 million, primarily due to sales and settlements of derivative assets at WM Life Re and the portion of the $230 million of catastrophe losses reported by White Mountains in the first nine months of 2011 that were unpaid as of September 30, 2011. These catastrophe losses reduce White Mountains’ total capital, creating a temporary increase in insurance float when they are first recorded, which will reverse and decrease insurance float as the catastrophe losses are paid in the future. These increases were partially offset by a decrease in insurance float at OneBeacon due to the continued run-off of reserves as a result of the Commercial Lines Transaction.

The Esurance Sale reduced White Mountains’ insurance float by approximately $600 million in the fourth quarter of 2011.  Had the Esurance Sale been completed as of September 30, 2011, White Mountains’ insurance float as a multiple of total adjusted capital would have been 0.8x.

Financing

The following table summarizes White Mountains’ capital structure as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
($ in millions)	2011	2010
OBH Senior Notes, carrying value	$269.7	$419.6
Sirius Group Senior Notes, carrying value	399.3	399.2
WTM Bank Facility	—	—
Total debt	669.0	818.8
Noncontrolling interest—OneBeacon Ltd.	269.8	295.0
Noncontrolling interest—Sirius Group Preference Shares	250.0	250.0
Total White Mountains’ common shareholders’ equity	3,444.7	3,653.0
Total capital(1)	4,633.5	5,016.8
Equity in net unrealized gains from Symetra’s fixed maturity portfolio	(135.7)	(58.5)
Total adjusted capital	$4,497.8	$4,958.3
Total debt to total adjusted capital	15%	17%
Total debt and Sirius Group Preference Shares to total adjusted capital	20%	22%

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

On August 12, 2011, White Mountains entered into a new revolving credit facility with a total commitment of $375 million (the “WTM Bank Facility”) with a syndicate of lenders administered by Bank of America, N.A. The WTM Bank Facility replaces White Mountains’ previous revolving credit facility, which had a total commitment of $475 million.  As of September 30, 2011, the WTM Bank Facility was undrawn.

The WTM Bank Facility contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under these facilities and result in acceleration of principal repayment on any amounts outstanding. At September 30, 2011, White Mountains was in compliance with all of the covenants under the WTM Bank Facility and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

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

The OBH Senior Notes and the Sirius Group Senior Notes were issued under indentures that contain restrictive covenants which, among other things, limit the ability of the Company, OBH, Sirius International Group and their respective subsidiaries to create liens and enter into sale and leaseback transactions and consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which the Company, OBH or Sirius International Group must adhere. At September 30, 2011, White Mountains was in compliance with all of the covenants under the OBH Senior Notes and the Sirius Group Senior Notes, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

Share Repurchase Programs

On September 21, 2011, White Mountains completed a “modified Dutch auction” self-tender offer and repurchased 327,872 of its common shares at $415 per share. The total cost of the share repurchases was $136.5 million, including fees and expenses related to the tender offer.

In 2006, White Mountains’ board of directors authorized the Company to repurchase up to 1 million of its common shares, from time to time, subject to market conditions. In August 2010, White Mountains’ board of directors authorized the Company to repurchase an additional 600,000 common shares, for a total of 1.6 million shares authorized. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date.  During the first nine months of 2011, White Mountains repurchased and retired 265,579 of its common shares under this program for $93 million at an average share price of $351. During the first nine months of 2010, the Company repurchased and retired 347,409 of its common shares under this program for $117 million at an average share price of $338. Since the inception of this program in 2006, the Company has repurchased and retired 1,363,315 common shares for $516 million.  At September 30, 2011, 236,685 shares may still be repurchased under this program.

Including shares repurchased through its self-tender offer and shares repurchased under its share repurchase program, White Mountains repurchased a total of 593,451 of its common shares during the first nine months of 2011 for $230 million at an average share price of $387, which is 89% of White Mountains’ adjusted book value per share of $436 at September 30, 2011.

Cash Flows

Detailed information concerning White Mountains’ cash flows during nine months ended September 30, 2011 and 2010 follows:

Cash flows from operations for the nine months ended September 30, 2011 and 2010

Net cash flows from operations was a source of $40 million and a use of $21 million in the first nine months of 2011 and 2010, respectively. Net cash flows from operations reflect a source of approximately $35 million and a source of approximately $5 million of net payments in the first nine months of 2011 and 2010 to purchase/sell derivative instruments and to fund collateral trusts under the terms of existing derivative contracts at WM Life Re. In addition, net cash flows for operations in the first nine months of 2010 were adversely impacted by the run-off of reserves related to the Commercial Lines Transaction at OneBeacon and declining net investment income, primarily due to a decrease in the overall invested asset base. In addition, White Mountains does not believe that these trends will have a meaningful impact on its future liquidity or its ability to meet its future cash requirements.

Cash flows from investing and financing activities for the nine months ended September 30, 2011

Financing and Other Capital Activities

During the first quarter of 2011, the Company declared and paid an $8 million cash dividend to its common shareholders.

During the first nine months of 2011, the Company repurchased and retired 593,640 of its common shares for $230 million.

During the first nine months of 2011, OneBeacon Ltd. declared and paid $155 million of cash dividends to its common shareholders, including $60 million of regular quarterly dividends and a $95 million special dividend. White Mountains received a total of $117 million of these dividends.

During the first nine months of 2011, OBH repurchased and retired a portion of the outstanding OBH Senior Notes for $162 million.

During the first nine months of 2011, OneBeacon paid a total of $13 million of interest on the OBH Senior Notes.

During the first nine months of 2011, Sirius Group declared and paid $85 million of cash dividends to its immediate parent.

During the first nine months of 2011, Sirius Group paid $26 million of interest on the Sirius Group Senior Notes and $9 million of dividends on the Sirius Group Preference Shares.

During the first nine months of 2011, White Mountains contributed $10 million to WM Life Re.

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

During the first nine months of 2010, OneBeacon Ltd. declared and paid $296 million of cash dividends to its common shareholders, including $60 million of regular quarterly dividends and a $236 million special dividend. White Mountains received a total of $225 million of these dividends.

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

During the first nine months of 2010, Sirius Group declared and paid $50 million of cash dividends to its immediate parent.

During the first nine months of 2010, Sirius Group paid $26 million of interest on the Sirius Group Senior Notes and $9 million of dividends on the Sirius Group Preference Shares.

During the first nine months of 2010, White Mountains contributed $45 million to WM Life Re.

Acquisitions and Dispositions

During the first quarter of 2010, Sirius Group acquired Central National from Drum Financial Corporation for $5 million in cash.

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

As of September 30, 2011, approximately 93% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by the outside pricing service to determine fair value. The outside pricing services used by White Mountains have indicated that they will only provide prices where observable inputs are available. White Mountains’ process to validate the market prices obtained from the outside pricing sources includes, but is not limited to, periodic evaluation of model pricing methodologies and monthly analytical reviews of certain prices. White Mountains also periodically performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price. See Note 5 for further discussion of fair value measurements for investment securities.

WM Life Re

White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. White Mountains carries the benefit guarantees at fair value. The fair value of the guarantees is estimated using actuarial and capital market assumptions related to the projected discounted cash flows over the term of the reinsurance agreement. The valuation uses assumptions about surrenders/lapse rates, market volatilities and other factors, and includes a risk margin which represents the additional compensation a market participant would require to assume the risks related to the business. The selection of surrender/lapse rates, market volatility assumptions, risk margins and other factors require the use of significant management judgment. Assumptions regarding policyholder behavior, including surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimate. The cost of reinsuring these benefit guarantees may be greater than expected. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value of the liabilities associated with these guarantees that could materially affect results of operations. All of White Mountains’ variable annuity reinsurance liabilities ($761 million) were classified as Level 3 measurements at September 30, 2011.

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

As of September 30, 2011, WM Life Re’s annual surrender assumptions vary from 0.3% currently to 3% depending on the level of account value versus guarantee value; at the current levels of account value, the average is approximately 0.8% per annum.  The potential increase in the fair value of the liability due to a change in current actuarial assumptions is as follows:

Increase in fair value of liability
Millions	September 30, 2011	December 31, 2010
Decrease 50%	$9 million	$12 million
Decrease 100% (to zero surrenders)	$19 million	$24 million

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

Adjusted comprehensive income is a non-GAAP financial measure that excludes the change in equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes, from comprehensive income. In the calculation of comprehensive income under GAAP, fixed maturity investments are marked-to-market while the liabilities to which those assets are matched are not. Symetra attempts to earn a “spread” between what it earns on its investments and what it pays out on its products. In order to try to fix this spread, Symetra invests in a manner that tries to match the duration and cash flows of its investments with the required cash outflows associated with its life insurance and structured settlements products. As a result, Symetra typically earns the same spread on in-force business whether interest rates fall or rise. Further, at any given time, some of Symetra’s structured settlement obligations may extend 40 or 50 years into the future, which is further out than the longest maturing fixed maturity investments regularly available for purchase in the market (typically 30 years). For these long-dated products, Symetra is unable to fully match the obligation with assets until the remaining expected payout schedule comes within the duration of securities available in the market. If at that time, these fixed maturity investments have yields that are lower than the yields expected when the structured settlement product was originally priced, the spread for the product will shrink and Symetra will ultimately harvest lower returns for its shareholders. GAAP comprehensive income increases when rates decline, which would suggest an increase in the value of Symetra - the opposite of what is happening to the intrinsic value of the business. Therefore, White Mountains’ management and Board of Directors use adjusted comprehensive income when assessing Symetra’s quarterly financial performance. In addition, this measure is typically the predominant component of change in adjusted book value per share, which is used in calculation of White Mountains’ performance for both short-term (annual bonus) and long-term incentive plans. The reconciliation of adjusted comprehensive income to GAAP comprehensive income is included on page 38.

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

Total capital at White Mountains is comprised of White Mountains’ common shareholders’ equity, debt and noncontrolling interest in OneBeacon Ltd and the Sirius Group Preference Shares. Total adjusted capital excludes the equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes, from total capital. The reconciliation of total capital to total adjusted capital is included on page 50.

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

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2011	2010	2011	2010
GAAP expense ratio	31%	32%	31%	31%
Referral fees	(2)%	(2)%	(2)%	(2)%
Adjusted expense ratio	29%	30%	29%	29%
GAAP combined ratio	106%	102%	104%	104%
Referral fees	(2)%	(2)%	(2)%	(2)%
Adjusted combined ratio	104%	100%	102%	102%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Refer to White Mountains’ 2010 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”.  As of September 30, 2011, there were no material changes in the market risks as described in White Mountains’ most recent Annual Report.

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

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 30, 2011.

Part II.           OTHER INFORMATION

Item 1.           Legal Proceedings.

Tribune Company

In June 2011, Deutsche Bank Trust Company Americas, Law Debenture Company of New York and Wilmington Trust Company (collectively referred to as the “Plaintiff”), in their capacity as trustees for certain senior notes issued by the Tribune Company (the “Tribune”), filed lawsuits in various jurisdictions against numerous defendants including certain of White Mountains’ subsidiaries in their capacity as former shareholders of the Tribune seeking recovery of the proceeds from the sale of common stock of the Tribune in connection with the Tribune’s leveraged buyout in 2007. The Plaintiff seeks recovery of the proceeds received by the former Tribune shareholders on the basis that the Tribune purchased or repurchased its common shares without receiving fair consideration at a time when it was, or as a result of the purchases of shares, was rendered, insolvent.  Certain subsidiaries of White Mountains, received a total of approximately $39 million for the Tribune common stock it tendered in connection with the leveraged buyout. The various cases are now pending before a Multi District Litigation panel (“MDL”) in the federal district court in N.Y.  The MDL is considering a motion to consolidate these actions and a hearing on that motion is scheduled for December 1, 2011.

Item 1A.        Risk Factors

There have been no material changes in the Registrant’s risk factors since the Registrant’s most recently filed

Form 10-K.

Item 2.           Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
July 1- 31, 2011	—		—	—	236,685
August 1 - 31, 2011	—		—	—	236,685
September 1 - 30, 2011	327,872	(2)	$415.00	—	236,685
Total	327,872		$415.00	—	236,685

(1)   On November 17, 2006, White Mountains’ board of directors authorized the Company to repurchase up to 1 million of its common shares, from time to time, subject to market conditions.  On August 26, 2010, White Mountains’ board of directors authorized the Company to repurchase up to an additional 600,000 common shares, for a total authorization of 1.6 million shares.   Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorization does not have a stated expiration.

(2)   On September 21, 2011, White Mountains completed a “modified Dutch auction” self-tender offer and repurchased 327,872 of its common shares at $415 per share, for a total cost of $136 million, including fees and expenses related to the tender offer. This tender offer was authorized by White Mountains’ board of directors in August 2011 and does not impact the previously announced repurchase authorization referred to above.

Item 3.           Defaults Upon Senior Securities.

None.

Item 4.           Other Information.

None.

Item 5.            Exhibits.

(a)      Exhibits

10.1	-

$375,000,000 Credit Agreement, dated August 12, 2011 among the Company, as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Lender, and the other lenders party hereto. (*)

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

The following financial information from White Mountains’ Quarterly Report on Form 10Q for the quarter ended September 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets, September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), Three and Nine Months Ended September 30, 2011 and 2010; (iii) Consolidated Statements of Changes in Equity, Nine Months Ended September 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2011 and 2010; and (v) Notes to Consolidated Financial Statements.**

*	Included herein
**	Furnished herewith
***	Not included as an exhibit as the information is contained elsewhere within this report. See Note 9 of the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date: October 28, 2011	By:	/s/ J. Brian Palmer
J. Brian Palmer
Vice President and Chief Accounting Officer