Form 10-K
period 2011-12-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2012-02-28
CIK 776867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting shares (based on the closing price of those shares listed on the New York Stock Exchange and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates of the Registrant as of June 30, 2011, was $2,888,052,532.

As of February 27, 2012, 7,454,585 common shares, par value of $1.00 per share, were outstanding (which includes 100,460 restricted common shares that were not vested at such date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Registrant’s Annual General Meeting of Members scheduled to be held May 24, 2012 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

PART I

Item 1.  Business

GENERAL

White Mountains Insurance Group, Ltd. (the “Company” or the “Registrant”) is an exempted Bermuda limited liability company whose principal businesses are conducted through its property and casualty insurance and reinsurance subsidiaries. Within this report, the term “White Mountains” is used to refer to one or more entities within the consolidated organization, as the context requires. The Company’s headquarters is located at 14 Wesley Street, Hamilton, Bermuda HM 11, its principal executive office is located at 80 South Main Street, Hanover, New Hampshire 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM 11. White Mountains’ reportable segments are OneBeacon, Sirius Group, and Other Operations. On October 7, 2011, White Mountains completed its sale of Esurance Holdings, Inc. and its subsidiaries (“Esurance Insurance”) and Answer Financial Inc. and its subsidiaries (“AFI”) (collectively, “Esurance”). Accordingly, Esurance is no longer a reportable segment and is included in discontinued operations in White Mountains’ financial statements.

The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of U.S. based property and casualty insurance companies (collectively, “OneBeacon”), most of which operate in a multi-company pool. OneBeacon is a specialty property and casualty insurance writer that offers a wide range of insurance products through independent agencies, regional and national brokers, wholesalers and managing general agencies. During 2006, White Mountains sold 27.6 million, or 27.6%, of OneBeacon Ltd.’s common shares in an initial public offering.  As of December 31, 2011, White Mountains owned 75.5% of OneBeacon Ltd.’s outstanding common shares.  On August 30, 2011, OneBeacon entered into a definitive agreement to sell its AutoOne Insurance business (“AutoOne”). Accordingly, AutoOne is included in discontinued operations in White Mountains’ financial statements. The sale of AutoOne closed in February 2012.

The Sirius Group segment consists of Sirius International Insurance Group, Ltd. (formerly White Mountains Re Ltd.), an exempted Bermuda limited liability company, and its subsidiaries (collectively, “Sirius Group”). Sirius Group provides insurance and reinsurance products for property, accident and health, aviation and space, trade credit, marine, casualty, agriculture and certain other exposures on a worldwide basis through its subsidiaries, Sirius International Insurance Corporation (“Sirius International”), Sirius America Insurance Company (“Sirius America”) and Lloyd’s Syndicate 1945 (“Syndicate 1945”). Sirius Group also specializes in the acquisition and management of run-off insurance and reinsurance companies both in the United States and internationally through its White Mountains Solutions division.  On December 30, 2011, Sirius Group completed a transaction led by White Mountains Solutions to acquire the run-off loss reserve portfolio of Old Lyme Insurance Company Ltd. (“Old Lyme”). Sirius Group also includes Scandinavian Reinsurance Company, Ltd. (“Scandinavian Re”), which is in run-off, and Central National Insurance Company of Omaha (“Central National”), which was acquired during the first quarter of 2010 and is in run-off.

White Mountains’ Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), the consolidated results of the Tuckerman Capital, LP fund (“Tuckerman Fund I”), White Mountains’ variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd. (“WM Life Re”), which is in run-off, as well as various other entities not included in other segments.

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

Invest for Total Return.  Historical insurance accounting has tended to hide unrealized gains and losses in the investment portfolio and over reward reported investment income (interest and dividends). Regardless of the accounting, White Mountains must invest for the best growth in value over time. In addition to investing our bond portfolios for total after-tax return, that will mean prudent investment in equities consistent with leverage and insurance risk considerations.

Think Like Owners.  Thinking like owners has a value all its own. There are stakeholders in a business enterprise and doing good work requires more than this quarter’s profit. But thinking like an owner embraces all that without losing the touchstone of a capitalist enterprise.

ONEBEACON

OneBeacon, whose U.S. corporate headquarters are in Minnetonka, Minnesota, is a specialty property and casualty insurance writer that offers a wide range of insurance products through independent agencies, regional and national brokers, wholesalers and managing general agencies. As a specialty company, OneBeacon is guided by a focus on certain customer groups and/or geographic territories where it believes its targeted products and expertise deliver a competitive advantage. OneBeacon believes specialization will result in superior returns as compared to a more “generalist” underwriting approach and that its knowledge regarding its targeted industries, classes and risk characteristics provides it with a competitive edge when determining the terms and conditions on individual accounts. OneBeacon’s products relate to: professional liability, marine, collector cars and boats, energy, entertainment, sports and leisure, group accident, property and inland marine, public entities, technology, tuition refund and excess and surplus lines.

At December 31, 2011 and 2010, OneBeacon had $5.8 billion and $6.1 billion of total assets and $1.1 billion and $1.2 billion of common shareholders’ equity, respectively. At December 31, 2011 and 2010, White Mountains reported $273 million and $295 million of noncontrolling interest related to its ownership in OneBeacon. OneBeacon wrote $1.1 billion and $1.2 billion in net written premiums in 2011 and 2010, respectively.

The following table presents the financial strength ratings assigned to OneBeacon’s principal insurance operating subsidiaries as of February 28, 2012:

	A.M. Best(1)	Standard & Poor’s(2)	Moody’s(3)	Fitch(4)
Rating	“A” (Excellent)	“A-” (Strong)	“A2” (Good)	“A” (Strong)
Outlook	Stable	Stable	Stable	Stable

(1)	“A” is the third highest of fifteen financial strength ratings assigned by A.M. Best Company (“A.M. Best”).
(2)	“A-” is the seventh highest of twenty-one financial strength ratings assigned by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”).
(3)	“A2” is the sixth highest of twenty-one financial strength ratings assigned by Moody’s Investor Service (“Moody’s”).
(4)	“A” is the sixth highest of twenty-one financial strength ratings assigned by Fitch Ratings (“Fitch”).

Property and Casualty Insurance Overview

Generally, property and casualty insurance companies write insurance policies in exchange for premiums paid by their customers (the insured). An insurance policy is a contract between the insurance company and the insured where the insurance company agrees to pay for losses suffered by the insured that are covered under the contract. Such contracts often are subject to subsequent legal interpretation by courts, legislative action and arbitration. Property insurance generally covers the financial consequences of accidental losses to the insured’s property, such as a business’ building, inventory and equipment or personal property. Casualty insurance (often referred to as liability insurance) generally covers the financial consequences of a legal liability of an individual or an organization resulting from negligent acts and omissions causing bodily injury and/or property damage to a third party. Claims on property coverage generally are reported and settled in a relatively short period of time, whereas those on casualty coverage can take years, even decades, to settle.

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

Lines of Business

Historically, OneBeacon offered a range of specialty, commercial and personal products. However, as a result of recent transactions, OneBeacon is now focused exclusively on specialty business. The transactions freed up significant capital, increased OneBeacon’s financial flexibility and substantially reduced its catastrophe exposure. On December 3, 2009, OneBeacon sold the renewal rights to its non-specialty commercial lines business to the Hanover Insurance Group Ltd. (“The Hanover”), beginning with January 1, 2010 effective dates (the “Commercial Lines Transaction”) and on July 1, 2010, OneBeacon completed the sale of its traditional personal lines business to Tower Group Inc. (“Tower”) (the “Personal Lines Transaction”). In addition, on August 30, 2011, OneBeacon entered into a definitive agreement to sell its AutoOne business, which closed in February 2012 (the “AutoOne Sale”).

OneBeacon’s net written premiums for the years ended December 31, 2011, 2010 and 2009 consist of on-going specialty insurance operations and other insurance operations, which are primarily businesses that are now in run-off or have been sold as a result of the Commercial Lines Transaction and the Personal Lines Transaction.

Net written premiums by line of business	Year Ended December 31,
Millions	2011	2010	2009
Specialty insurance operations	$1,062.7	$988.0	$946.2
Other insurance operations	.2	171.0	871.6
Total	$1,062.9	$1,159.0	$1,817.8

Specialty Insurance Operations

OneBeacon’s specialty insurance operations include a collection of niche businesses that focus on solving the unique needs of particular customer or industry groups on a national scale. OneBeacon provides distinct products and offers tailored coverages and services, managed by seasoned teams of market specialists. Some of these businesses maintain stand-alone operations and distribution channels targeting their specific customer groups. The majority of these businesses are focused on smaller property-casualty insurance segments where particular expertise and relationships with similarly focused distribution partners have resulted historically in strong operating results. These businesses maintain their competitive advantage through a deep knowledge of their respective customers and markets. OneBeacon has added, and expects to continue to add, new businesses both organically and through acquisition, guided by its focus on profitable growth while prudently managing underwriting risk.  OneBeacon’s specialty insurance businesses are described below.

Collector Cars and Boats

Through its exclusive partnership with Hagerty Insurance Agency (“Hagerty”), OneBeacon offers tailored coverages for collectible vehicles and wooden boats, automotive museums and restoration shops. Notable features include agreed value for the insured vehicle or boat, flexible usage, and overseas shipping/foreign touring coverage — supported by in-house claims expertise. OneBeacon’s relationship with Hagerty has an initial term of five years and will be up for renewal in the second quarter of 2013.

A.W.G. Dewar (“Dewar”)

Dewar has been a leading provider of tuition reimbursement insurance since 1930. Dewar’s product protects both schools and parents from the financial consequences of a student’s withdrawal or dismissal from school. OneBeacon owns approximately 83% of the Dewar agency.

OneBeacon Entertainment (“OBE”)

OBE is an underwriting facility that includes the managing general agency, Entertainment Brokers International Insurance Services (“EBI”), which OneBeacon acquired in July 2008. OBE’s primary focus is providing specialized commercial insurance products, including professional liability coverages, for the entertainment, sports, and leisure industries, through a network of independent agents and brokers.

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

OneBeacon Technology Insurance (“OBTI”)

OBTI delivers targeted insurance solutions for specific Technology segments including InfoTech, MedTech, Telecommunications, Electronic Manufacturing, Integration Contractors, Instrument Manufacturers and Clean Tech/Solar. OBTI’s tailored products and coverages include property, general liability, business auto, commercial umbrella, workers compensation, international, technology errors or omissions, data privacy and communications liability. OBTI delivers specialized expertise, innovation and service through dedicated underwriting, risk control and claims staff.

OneBeacon Accident Group (“OBA”)

OBA focuses on providing solutions for the transportation, non-subscription and corporate accident marketplace. OBA’s product suite includes accidental death and dismemberment, occupational accident, sports accident, non-truckers liability, vehicle physical damage and other accident coverages. OBA also manages OneBeacon Services, which provides employers and affinity groups with access to services including a discounted prescription drug program, identity theft management services and travel assistance services.

OneBeacon Government Risks (“OBGR”)

OBGR provides solutions for midsized municipalities and counties, special districts including water and sanitation, non-rail transit authorities and other publicly funded agencies. Products include property, casualty and professional liability comprised of law enforcement, public officials and employment practices liability offered on a fully insured, deductible, self-insured retention or assumed reinsurance basis.

OneBeacon Energy Group (“OBEG”)

OBEG focuses on middle-market upstream and midstream conventional energy business, alternative and renewable energy producers, alternative fuel producers and related service and manufacturing enterprises. OBEG offers a full array of property, inland marine and casualty insurance, including property damage, boiler and machinery breakdown, general liability, auto liability and umbrella liability. OBEG continues to develop and expand product offerings to serve its customers’ needs. OBEG does not offer offshore energy products.

OneBeacon Professional Insurance (“OBPI”)

OBPI specializes in professional liability solutions for targeted industries including hospitals, managed care organizations, long-term care facilities, medical facilities, physician groups, media organizations, lawyers, real estate professionals, design professionals, financial services and technology providers. Additionally, OBPI provides employment practices liability, management liability and tailored products for complex organizations including health care provider excess insurance and HMO reinsurance. General liability, property and workers’ compensation coverages are also available for financial institutions. OBPI’s policies are primarily issued on a “claims made” basis, which generally covers claims that are made against an insured during the time period when a liability policy is in effect. This coverage differs from the typical “occurrence” basis policies, which generally cover losses that occur while the policy is in force, regardless of when the claim is reported.

OneBeacon Property and Inland Marine (“PIM”)

PIM provides monoline property and inland marine products for targeted classes of business. The business focuses on builders’ risks, contractors’ equipment, installation floaters, fine arts, motor truck cargo, transportation, miscellaneous articles floaters, warehousemen’s legal liability, and other inland marine opportunities. For property, the target is nursing homes, assisted living, and independent living as well as cultural institutions and related property to support inland marine accounts, including property for contracting accounts.

OneBeacon Specialty Property (“OBSP”)

OBSP provides excess property and inland marine solutions that augment primary policies or self-insured retentions. Target classes of business include apartments and condominiums, commercial real estate, small-to-medium manufacturing, retail/wholesale, education and public entities. OBSP products are provided primarily through surplus lines wholesalers.

OneBeacon Excess and Surplus (“OBES”)

OneBeacon’s newest business, OBES was established in July 2010 to support its current businesses and write selectively in the excess and surplus market. OBES includes OneBeacon Environmental, which offers specialized environmental insurance products designed to address a broad range of exposures faced by businesses. Capabilities include commercial general liability, contractors environmental liability, professional liability, environmental premises liability, products pollution liability and follow-form excess.

Other Insurance Operations

OneBeacon’s other insurance operations consist of run-off business, primarily non-specialty commercial lines business, the renewal rights to which were sold in 2009 as described below, as well as national accounts, certain specialty programs and regional agency business transferred to Liberty Mutual Insurance Group in 2001. Additionally, OneBeacon’s other insurance operations included the traditional personal lines business until the business was sold in 2010 as described below.

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

On July 1, 2010, OneBeacon completed the sale of its traditional personal lines business to Tower. The transaction primarily included two insurance companies containing the personal lines business and two attorneys-in-fact managing the reciprocal exchanges that write the personal lines business in New York and New Jersey. OneBeacon also entered into a Transition Services Agreement (“TSA”), pursuant to which it provides certain services to Tower during the three-year term of the TSA. Tower reimburses OneBeacon for its expenses incurred to provide these services.

Discontinued Operations

On August 30, 2011, OneBeacon entered into a definitive agreement (the “AutoOne Purchase Agreement”) to sell its AutoOne business to Interboro Holdings, Inc. (“Interboro”). OneBeacon formed AutoOne in 2001 to provide products and services to automobile assigned risk markets primarily in New York and New Jersey. AutoOne had previously been included within OneBeacon’s other insurance operations, however, as a result of entering into the AutoOne Purchase Agreement, AutoOne is now presented as a discontinued operation. Upon closing in February 2012, OneBeacon transferred to Interboro AutoOne Insurance Co. and AutoOne Select Insurance Co., which contained the assets, liabilities, and the capital of the business, and transferred substantially all of the AutoOne infrastructure including systems and office space as well as certain staff.

Geographic Concentration

Substantially all of OneBeacon’s net written premiums are derived from business produced in the United States. Business from specialty insurance operations was produced in the following states:

Specialty insurance operations	Year Ended December 31,
Net written premiums by state	2011	2010	2009
California	14%	13%	13%
New York	9	9	9
Texas	7	7	7
Florida	5	6	6
Massachusetts	5	5	5
Other(1)	60	60	60
Total	100%	100%	100%

(1)	No individual state is greater than 5% of specialty net written premiums for the years ended December 31, 2011, 2010 and 2009.

Marketing and Distribution

OneBeacon offers its products through a network of select independent agents, regional and national brokers and wholesalers. Overall, OneBeacon has approximately 2,700 distribution relationships across the country. In recent years, OneBeacon has expanded its distribution channels to include select managing general agencies (“MGAs”), either through acquisitions or exclusive relationships. These MGAs focus on a particular customer group with tailored products and services, and related expertise.

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

Underwriting and Pricing

OneBeacon believes there must be a realistic expectation of attaining an underwriting profit on all the business it writes, as well as a demonstrated fulfillment of that expectation over time. Consistent with the “underwriting comes first” operating principle, adequate pricing is a critical component for achieving an underwriting profit. OneBeacon underwrites its book with a disciplined approach towards pricing its insurance products and is willing to forgo a business opportunity if it believes it is not priced appropriately to the exposure.

OneBeacon actively monitors pricing activity and measures usage of tiers, credits, debits and limits. In addition, OneBeacon regularly updates base rates to achieve targeted returns on capital and attempts to shift writings away from lines and classes where pricing is inadequate. To the extent changes in premium rates, policy forms or other matters are subject to regulatory approval (see “REGULATION—United States” on page 22 and “Risk Factors—Regulation may restrict our ability to operate” on page 32), OneBeacon proactively monitors its pending regulatory filings to facilitate, to the extent possible, their prompt processing and approval. Lastly, OneBeacon expends considerable effort to measure and verify exposures and insured values.

Competition

Property and casualty insurance is highly competitive. OneBeacon’s businesses each compete against a different subset of companies.  OneBeacon competes with most specialty companies, such as Allied World Assurance Company, HCC Insurance Holdings, Inc., Ironshore Inc., Markel Corporation, RLI Corp. and W.R. Berkley Corporation. OneBeacon also competes in certain of its businesses with various local and regional insurance companies.  OneBeacon also competes to varying degrees in one or more of its businesses with most of the large multi-line insurance companies, such as ACE Limited, Chartis Insurance, Chubb Group of Insurance Companies, CNA Insurance, Liberty Mutual Insurance Group, Travelers Insurance Group Holdings Inc. and Zurich Financial Services Ltd.

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

OneBeacon has a reinsurance contract with National Indemnity Company (“NICO”) to help protect against potential asbestos and environmental (“A&E”) claims (the “NICO Cover”).  See “Catastrophe Risk Management and Reinsurance Protection” below.  NICO has retained a third-party administrator (“TPA”), Resolute New England (“Resolute”) to manage the claims processing for A&E claims reinsured under the NICO Cover. OneBeacon’s claims department personnel are consulted by NICO and Resolute on major claims. As with all TPAs, claims department personnel continually monitor Resolute to ensure its controls, processes and settlements are appropriate.

Catastrophe Risk Management and Reinsurance Protection

In the normal course of its business, OneBeacon purchases reinsurance from high-quality, highly rated, third-party reinsurers in order to minimize loss from large losses or catastrophic events.

The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could be material to OneBeacon’s operating results and financial position. Examples of catastrophes include losses caused by earthquakes, wildfires, hurricanes and other types of storms and terrorist acts. The extent of losses caused by catastrophes is a function of the amount and type of insured exposure in the area affected by the event as well as the severity of the event. OneBeacon uses models (primarily AIR Worldwide (“AIR”) Version 12) to estimate the probability of the occurrence of a catastrophic event as well as potential losses under various scenarios. OneBeacon uses this model output in conjunction with other data to manage its exposure to catastrophe losses through individual risk selection and by limiting its concentration of insurance written in catastrophe-prone areas such as coastal regions. In addition, OneBeacon imposes wind deductibles on existing coastal windstorm exposures.

OneBeacon seeks to further reduce its potential loss from catastrophe exposures through the purchase of catastrophe reinsurance. Effective May 1, 2011, OneBeacon renewed its property catastrophe reinsurance program through April 30, 2012. The program provides coverage for OneBeacon’s property business for losses resulting from natural catastrophes, as well as certain acts of terrorism. Under the program, the first $50 million of losses resulting from any single catastrophe are retained and the next $175 million of losses resulting from the catastrophe are reinsured, although OneBeacon retains a co-participation of 26% of losses from $50 million to $100 million and 10% of losses from $100 million to $175 million. Losses from $175 million to $225 million are fully reinsured. Any loss above $225 million would be retained in full. In the event of a catastrophe, OneBeacon’s property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium. OneBeacon anticipates that the $225 million limit is sufficient to cover its largest single event natural catastrophe exposure with a modeled 0.4%-0.5% probability of occurrence (1-in-250-year event to 1-in-200-year event).  This $225 million limit was reduced from the $275 million limit that our previous catastrophe reinsurance program provided. This reduction was in response to lower catastrophe exposure as OneBeacon’s run-off business winds down.

OneBeacon’s property catastrophe reinsurance program does not cover property losses resulting from any nuclear events or biological, chemical or radiological terrorist attacks or losses resulting from acts of terrorism as defined under the Terrorism Risk Insurance Act of 2002 (the “Terrorism Act” or “TRIA”), as amended, committed by an individual or individuals acting on behalf of any foreign person or foreign interest, as well as domestic acts of terrorism. Such losses are subject to coverage provided to insurance companies by TRIA (See “Terrorism” on page 7).

OneBeacon also purchases property-per-risk reinsurance coverage to reduce large loss volatility. The property-per-risk reinsurance program reinsures losses in excess of $10 million up to $100 million. Individual risk facultative reinsurance may be purchased above $100 million where OneBeacon deems it appropriate. The property-per-risk treaty also provides one limit of reinsurance protection for losses in excess of $10 million up to $100 million on an individual risk basis for terrorism losses. However, any nuclear events, or biological, chemical or radiological terrorist attacks are not covered.

OneBeacon also maintains a casualty reinsurance program that provides protection for individual policies involving workers compensation, general liability, automobile liability, professional liability or umbrella liability in excess of $5 million up to $21 million ($20 million for healthcare professional liability). Casualty losses involving more than one insured are covered by a dedicated treaty up to $40 million in excess of a retention of $10 million.

In addition, OneBeacon has reinsurance contracts with two reinsurance companies rated “AA+” (Very Strong, the second highest of twenty-one financial strength ratings) by Standard & Poor’s and “A++” (Superior, the highest of fifteen financial strength ratings) by A.M. Best. One contract is the reinsurance cover with NICO, which entitles OneBeacon to recover up to $2.5 billion in ultimate loss and LAE incurred related primarily to claims arising from business written by OneBeacon prior to 1992 for asbestos claims and prior to 1987 for environmental claims and certain other exposures. As of December 31, 2011, OneBeacon has ceded estimated incurred losses of approximately $2.3 billion to the NICO Cover. Net losses paid totaled $1.4 billion as of December 31, 2011. The other contract is a reinsurance cover with General Reinsurance Corporation (“GRC”) for up to $570 million of additional losses on all claims arising from accident years 2000 and prior (the “GRC Cover”). Through December 31, 2011, OneBeacon had ceded estimated incurred losses of $562 million to the GRC Cover. Pursuant to the GRC Cover, OneBeacon is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OneBeacon intends to only seek reimbursement from GRC for claims which result in payment patterns similar to those supporting OneBeacon’s recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OneBeacon on its own investments. This cost, if any, is expected to be nominal. During the year ended December 31, 2011, OneBeacon collected $74 million under the GRC Cover.

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

In December 2007, the U.S. government extended the Terrorism Act until December 31, 2014. The Terrorism Act established a federal “backstop” for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest. As extended, the law now also covers domestic acts of terrorism. The law limits the industry’s aggregate liability by requiring the federal government to share 85% of certified losses once a company meets a specific retention or deductible as determined by its prior year’s direct written premiums and limits the aggregate liability to be paid by the government and industry without further action by Congress at $100 billion. In exchange for this “backstop,” primary insurers are required to make coverage available to commercial insureds for losses from acts of terrorism as specified in the Terrorism Act. The following types of coverage are excluded from the program: commercial automobile, burglary and theft, surety, farmowners multi-peril and all professional liability coverage except directors and officers coverage.

OneBeacon estimates its individual retention level for commercial policies subject to the Terrorism Act to be approximately $100 million in 2012. The federal government will pay 85% of covered terrorism losses that exceed OneBeacon’s or the industry’s retention levels in 2012, up to a total of $100 billion.

OneBeacon closely monitors and manages its concentration of risk by geographic area. OneBeacon’s guideline is to control its exposures so that its total maximum expected loss from a likely terrorism event within any half-mile radius in a metropolitan area or around a target risk will not exceed $200 million, or $300 million in all other areas, before considering the Terrorism Act. Reports monitoring OneBeacon’s terrorism exposures are generated quarterly, and the exposure of potential new business located in areas of existing concentration or that individually present significant exposure is evaluated during the underwriting process. As a result, OneBeacon believes that it has taken appropriate actions to limit its exposure to losses from terrorist attacks and will continue to monitor its terrorism exposure in the future. Nonetheless, risks insured by OneBeacon, including those covered by the Terrorism Act, remain exposed to terrorist attacks and the possibility remains that losses resulting from future terrorist attacks could prove to be material.

Loss and Loss Adjustment Expense Reserves

OneBeacon establishes loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain. See “CRITICAL ACCOUNTING ESTIMATES — Loss and LAE Reserves — OneBeacon” on page 67 for a full discussion regarding OneBeacon’s loss reserving process.

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

Section II shows the cumulative amount of net loss and LAE paid relating to recorded liabilities as of the end of each succeeding year. Section III shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid loss and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency (the average number of claims submitted per policy during a given period of time) and severity (the average value of claims submitted per policy during a given period of time) patterns, becomes known. Section IV shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2011. Section V shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2011. Section VI shows the cumulative gross (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2011.

	OneBeacon Loss and LAE(1)(2)
	Year ended December 31,
($ in millions)	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
I. Liability for unpaid loss and LAE:
Gross balance	$8,424.8	$7,531.4	$6,104.8	$5,298.0	$5,530.7	$4,926.0	$4,587.2	$4,402.4	$4,029.5	$3,394.7	$3,521.9
Less reinsurance recoverable on unpaid losses and LAE	(3,609.7)	(3,560.6)	(2,980.4)	(2,704.5)	(3,382.0)	(3,079.7)	(2,850.6)	(2,708.4)	(2,383.4)	(2,069.7)	(2,330.8)
Net balance	4,815.1	$3,970.8	$3,124.4	$2,593.5	$2,148.7	$1,846.3	$1,736.6	$1,694.0	$1,646.1	$1,325.0	$1,191.1
II. Cumulative amount of net liability paid through:
1 year later	1,891.2	1,617.2	1,408.8	1,164.8	922.7	689.1	620.0	605.7	737.4	493.4	—
2 years later	3,100.2	2,775.3	2,287.5	1,817.6	1,430.4	1,098.7	990.0	1,008.8	1,043.8
3 years later	4,039.2	3,523.6	2,804.4	2,228.6	1,751.0	1,382.6	1,232.1	1,176.8
4 years later	4,633.3	3,967.0	3,119.8	2,482.2	1,965.9	1,526.0	1,328.7
5 years later	4,979.4	4,230.9	3,319.6	2,648.5	2,063.3	1,577.8
6 years later	5,195.7	4,401.3	3,453.3	2,736.1	2,094.5
7 years later	5,337.0	4,521.6	3,487.5	2,732.0
8 years later	5,446.2	4,541.3	3,514.0
9 years later	5,520.4	4,554.7
10 years later	5,482.8
III. Net Liability re-estimated as of:
1 year later	4,872.4	4,137.1	3,232.6	2,688.9	2,176.5	1,815.2	1,663.6	1,577.3	1,588.9	1,322.1	—
2 years later	5,154.5	4,253.0	3,344.6	2,692.2	2,219.7	1,763.8	1,558.5	1,509.8	1,599.6
3 years later	5,243.5	4,358.4	3,358.0	2,786.9	2,182.7	1,688.2	1,513.1	1,517.2
4 years later	5,326.0	4,377.0	3,468.1	2,768.6	2,133.4	1,642.6	1,547.5
5 years later	5,347.4	4,509.8	3,485.6	2,762.0	2,123.7	1,703.2
6 years later	5,475.9	4,513.6	3,480.1	2,756.3	2,175.3
7 years later	5,475.9	4,524.0	3,486.5	2,796.9
8 years later	5,489.1	4,531.9	3,529.8
9 years later	5,495.8	4,570.9
10 years later	5,531.3
IV. Cumulative net (deficiency)/redundancy	$(716.2)	$(600.1)	$(405.4)	$(203.4)	$(26.6)	$143.1	$189.1	$176.8	$46.5	$2.9	$—
Percent (deficient)/redundant	(14.9)%	(15.1)%	(13.0)%	(7.8)%	(1.2)%	7.8%	10.9%	10.4%	2.8%	.2%	—
V. Reconciliation of net liability re-estimated as of the end of the latest re-estimation period (see III above):
Gross re-estimated liability	$10,689.9	$9,675.8	$7,952.1	$6,851.4	$6,111.7	$5,302.2	$4,923.5	$4,769.4	$4,508.2	$3,911.2	$—
Less: gross re-estimated reinsurance recoverable	(5,158.6)	(5,104.9)	(4,422.3)	(4,054.5)	(3,936.4)	(3,599.0)	(3,376.0)	(3,252.2)	(2,908.6)	(2,589.1)	—
Net re-estimated liability	$5,531.3	$4,570.9	$3,529.8	$2,796.9	$2,175.3	$1,703.2	$1,547.5	$1,517.2	$1,599.6	$1,322.1	$—
VI. Cumulative gross (deficiency)/redundancy	$(2,265.1)	$(2,144.4)	$(1,847.3)	$(1,553.4)	$(581.0)	$(376.2)	$(336.3)	$(367.0)	$(478.7)	$(516.5)	$—
Percent (deficient)/redundant	(26.8)%	(28.4)%	(30.2)%	(29.3)%	(10.5)%	(7.6)%	(7.3)%	(8.3)%	(11.9)%	(15.2)%	—

(1)  Amounts reported in the table do not include adjustments for purchase accounting related to the acquisition of OneBeacon.

(2)  For purposes of the 10-year table, loss and LAE reserves related to AutoOne have been excluded for all periods presented to conform to the current presentation of assets and liabilities associated with the AutoOne business, which are presented as held for sale in the December 31, 2011 balance sheet.

The following table reconciles loss and LAE reserves determined on a regulatory basis to loss and LAE reserves determined in accordance with GAAP at December 31, as follows:

	Year Ended December 31,
Millions	2011	2010	2009
Regulatory reserves	$2,604.6	$2,681.7	$3,285.4
Reinsurance recoverable on unpaid losses and LAE(1)	997.2	813.1	866.9
AutoOne(2)	(64.7)	(77.3)	(95.8)
Discount on loss reserves(3)	(15.2)	(22.8)	(27.0)
Reserves before purchase accounting	3,521.9	3,394.7	4,029.5
Purchase accounting	(163.3)	(176.5)	(190.5)
GAAP reserves	$3,358.6	$3,218.2	$3,839.0

(1) Represents adjustments made to add back reinsurance recoverables included with the presentation of reserves under regulatory accounting.

(2) Represents loss and LAE reserves related to AutoOne, which are presented as liabilities held for sale in the December 31, 2011 balance sheet and have been excluded from the 10-year table for all periods presented.

(3) Represents long-term workers compensation loss and LAE reserve discount recorded in excess of statutorily defined discount.

OneBeacon’s Senior Notes

In May 2003, OneBeacon U.S. Holdings, Inc. (“OBH”), an intermediate holding company of OneBeacon, issued $700 million face value of senior unsecured notes through a public offering, at an issue price of 99.7% (the “OBH Senior Notes”). The OBH Senior Notes bear an annual interest rate of 5.875%, payable semi-annually in arrears on May 15 and November 15, until maturity in May 2013. Since their issuance through December 31, 2011, OneBeacon has repurchased $430 million face value of the OBH Senior Notes. As a result, at December 31, 2011, $270 million face value of the OBH Senior Notes remained outstanding.

White Mountains provides an irrevocable and unconditional guarantee as to the payment of principal and interest on the OBH Senior Notes. In consideration of this guarantee OneBeacon pays White Mountains a guarantee fee equal to 25 basis points per annum on the outstanding principal amount of the OBH Senior Notes. If White Mountains’ voting interest in OneBeacon Ltd.’s common shares ceases to represent more than 50% of all of OneBeacon Ltd.’s voting securities, OneBeacon Ltd. is obligated to redeem, exchange or otherwise modify the OBH Senior Notes in order to fully and permanently eliminate White Mountains’ obligations under the guarantee. In the event that White Mountains’ guarantee is not eliminated, the guarantee fee will increase over time up to a maximum of 450 basis points.

SIRIUS GROUP

Sirius Group provides insurance and reinsurance products for property, accident and health, aviation and space, trade credit, marine, agriculture, and certain other exposures on a worldwide basis through its subsidiary, Sirius International. Sirius International, which is the largest reinsurance company domiciled in Scandinavia based on gross written premiums, also owns Sirius America and Syndicate 1945.  Sirius Group also specializes in the acquisition and management of run-off liabilities for insurance and reinsurance companies both in the United States and internationally through its White Mountains Solutions division (See “White Mountains Solutions”) on page 12.

In 2011, Sirius Group established Syndicate 1945, which is currently focused on writing accident and health and contingency business.  Syndicate 1945 began writing business effective July 1, 2011 and had gross written premiums net of commissions of $5 million in 2011.  Syndicate 1945 has Lloyd’s approved net capacity for 2012 of £67 million ($104 million based on the December 31, 2011 GBP to USD exchange rate).

During the fourth quarter of 2011, White Mountains completed a rebranding and reorganization (the “Reorganization”) of its reinsurance business.  As part of the Reorganization, White Mountains’ reinsurance businesses adopted the Sirius name globally and Sirius America (formerly WMRe America) became a wholly owned subsidiary of Sirius International (formerly WMRe Sirius).

Sirius Group has offices in Australia, Belgium, Bermuda, Connecticut, Copenhagen, Hamburg, London, Miami, New York, Singapore, Stockholm, Toronto and Zurich. At December 31, 2011 and 2010, the Sirius Group segment had $5.3 billion and $5.6 billion of total assets and $1.3 billion and $1.5 billion of common shareholder’s equity, respectively.  The Sirius Group segment wrote $916 million and $866 million in net written premiums in 2011 and 2010, respectively.

The following table presents the financial strength ratings assigned to the principal reinsurance operating subsidiaries of Sirius Group as of February 28, 2012:

	A.M. Best(1)	Standard & Poor’s(2)	Moody’s(3)	Fitch(4)
Rating	“A” (Excellent)	“A-” (Strong)	“A3” (Good)	“A-” (Strong)
Outlook	Stable	Stable	Stable	Stable

(1)“A” is the third highest of fifteen financial strength ratings assigned by A.M. Best.

(2)“A-” is the seventh highest of twenty-one financial strength ratings assigned by Standard & Poor’s.

(3)“A3” is the seventh highest of twenty-one financial strength ratings assigned by Moody’s.

(4)“A-” is the seventh highest of twenty-one financial strength ratings assigned by Fitch.

In connection with the Reorganization, A.M. Best upgraded the financial strength rating of Sirius America from “A-” (Excellent, the fourth highest of fifteen ratings) to a group “A” (Excellent, the third highest of fifteen ratings), consistent with Sirius International’s rating, and all financial strength ratings from the four major ratings agencies were affirmed with stable outlooks.

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

Sirius Group writes treaty and facultative reinsurance, as well as primary direct business. The majority of Sirius Group’s premiums are derived from excess of loss and proportional reinsurance contracts, which in 2011 amounted to 66% and 19%, respectively, of its total net written premiums, while primary direct business represented 15% of total net written premiums.

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

Classes of Business

The following table shows Sirius Group’s net written premiums by class of business for the years ended December 31, 2011, 2010 and 2009:

Business class	Year Ended December 31,
Millions	2011	2010	2009
Accident and health	$245.8	$211.4	$184.3
Other property	217.0	243.7	260.5
Property catastrophe excess	201.5	185.4	188.0
Trade credit	79.6	51.5	6.7
Aviation and space	60.8	58.1	58.4
Marine	45.3	41.8	39.5
Agriculture	32.8	27.2	25.7
Casualty	18.0	32.8	30.4
Contingency	15.1	13.9	13.3
Total	$915.9	$865.8	$806.8

For each of the years ended December 31, 2011, 2010, and 2009, 85%, 86%, and 87%, respectively, of Sirius Group’s net written premiums were for reinsurance products, with the remainder being insurance products.

Accident and Health

Sirius Group’s accident and health business is composed of three major classes of business. In the largest class of business, Sirius Group is a surplus lines insurer of international medical expenses written through International Medical Group, Inc., which is the agent writing on Sirius Group’s behalf. The second major class of business comprises proportional treaties covering employer medical stop loss for per person (specific) and per employer (aggregate) exposures. The third major class of business comprises medical, health and personal accident coverages written on an excess treaty and facultative basis.

Other Property

Sirius Group is a leader in the broker market for property treaties written on a proportional and excess of loss basis.  For its international business, the book consists of treaty, written on both a proportional and non-proportional basis, facultative, and direct business, primarily in Europe. In the United States, the book predominantly centers on significant participations on proportional and excess of loss treaties for carefully chosen partners in the excess & surplus lines segment of the market.

Property Catastrophe Excess

Property catastrophe excess of loss treaties cover losses from catastrophic events. Sirius Group writes a worldwide portfolio with the largest concentration of exposure in Europe and the United States, and seeks to set prices and terms on treaties wherever possible. The current U.S. book has a national account focus supporting the lower and/or middle layers of large capacity programs. The catastrophe portfolio mainly consists of select large national, small regional and standard lines carriers. The exposures written in the international portfolio are diversified across many countries, regions and perils.

Trade Credit

Sirius Group writes credit and bond reinsurance, mostly on companies with worldwide operations. Most debtors are based in Europe, representing approximately 62% of Sirius Group’s exposure. The bulk of the business is traditional short term commercial credit insurance, covering pre-agreed domestic and export sales of goods and services with typical coverage periods of 60 to 120 days.  Losses under these policies (protection of undisputed debts against declared insolvency and protracted default) are closely correlated to adverse changes in a respective country’s gross national product.

Aviation and Space

Aviation insurance covers loss of or damage to an aircraft and the aircraft operations’ liability to passengers, cargo and hull as well as to third parties. Additionally, liability arising out of non-aircraft operations such as hangars, airports and aircraft products can be covered. Space insurance covers loss of or damage to a satellite during launch and in orbit.  The book consists of treaty, written on both on a proportional and non-proportional basis, facultative, and direct business.

Marine

Sirius Group provides marine reinsurance, primarily written on an excess of loss and proportional basis.  Coverage offered includes damage to ships and goods in transit, marine liability lines, and offshore energy industry insurance. The marine portfolio is diversified across many countries and regions.

Agriculture

Sirius Group primarily provides proportional and stop loss coverage to companies writing U.S. government-sponsored Multi-Peril Crop Insurance (“MPCI”). Sirius Group’s participation is net of the government’s stop loss reinsurance protection. Sirius Group also provides coverage for crop-hail and certain named perils when bundled with MPCI business.  Sirius Group also writes a small amount of agriculture business outside of the United States.

Casualty

Through 2011, Sirius Group’s casualty treaty division accepted reinsurance submissions for all lines of general casualty and professional liability business.  Due to insufficient U.S. casualty premium rates and global interest rates, the overall casualty book of business has decreased over time and effective January 1, 2012, Sirius Group no longer writes casualty business other than incidental exposures. Sirius Group could resume writing casualty business if premium rates and contract terms improve to favorable levels.

Contingency

Sirius Group underwrites contingency insurance, primarily for event cancellation and non-appearance, primarily on a direct policy and facultative reinsurance basis.  Additionally, coverage for liabilities arising from contractual bonus, prize redemption and over redemption are also offered.  The contingency portfolio is diversified across many countries and regions.

White Mountains Solutions

White Mountains Solutions is a Connecticut-based division of Sirius Group specializing in the acquisition and management of run-off liabilities for insurance and reinsurance companies both in the United States and internationally.  The White Mountains Solutions team is comprised of a dedicated group of financial, actuarial and claims professionals experienced in the management and resolution of complex insurance liabilities as well as the structuring of transactions designed to enable owners to exit an insurance business and extract trapped capital. Acquisitions typically involve purchases at a significant discount to book value and undergo an extensive due diligence process. Value to the Sirius Group is derived not only from the discount purchase price, but also from the investment income on insurance float on reserves under management, the settlement of claims below the carried level of reserves and the harvesting of other embedded assets, including the value of shell companies and licenses.

Cumulative net income, after-tax, related to seven transactions executed by White Mountains Solutions from the formation of the division through December 31, 2011 is approximately $149 million.

On December 30, 2011, Sirius Group completed a transaction led by White Mountains Solutions to acquire the run-off loss reserve portfolio of Old Lyme, a Bermuda reinsurer in run-off since 2008. Old Lyme’s loss reserves of approximately $23 million were transferred via novation agreements into White Shoals Re Ltd., a wholly-owned Bermuda reinsurance company established by Sirius Group earlier in 2011. The transaction resulted in a gain of $7 million recorded in other revenues.

On February 26, 2010, White Mountains Solutions completed the acquisition of Central National from Drum Financial Corporation for $5 million. Central National ceased writing business in 1989 and has operated under the control of the Nebraska Department of Insurance since 1990. The transaction resulted in a gain of $13 million recorded in other revenues.

Geographic Concentration

The following table shows Sirius Group’s net written premiums by geographic region based on the location of the ceding company or reinsurer for the years ended December 31, 2011, 2010 and 2009:

Geographic region	Year Ended December 31,
Millions	2011	2010	2009
United States	$436.5	$398.9	$443.7
Europe	271.8	284.7	265.5
Canada, the Caribbean, Bermuda and Latin America	100.7	102.8	40.3
Asia and Other	106.9	79.4	57.3
Total	$915.9	$865.8	$806.8

Marketing and Distribution

Sirius Group obtains most of its reinsurance submissions from reinsurance intermediaries. Business submissions come from intermediaries that represent the ceding company. The process of placing an intermediary reinsurance program typically begins when a ceding company enlists the aid of a reinsurance intermediary in structuring a reinsurance program. The ceding company and the reinsurance intermediary will often consult with one or more lead reinsurers as to the pricing and contract terms for the reinsurance protection being sought. Once the ceding company has approved the terms quoted by the lead reinsurer, the reinsurance intermediary will offer participation to qualified reinsurers until the program is fully subscribed. Sirius Group considers both the reinsurance intermediary and the ceding company to be its clients in any placement. Sirius Group has developed strong business relationships over a long period of time with the management of many of its ceding companies.

Sirius Group pays ceding companies a ceding commission under most proportional reinsurance treaties and some excess of loss reinsurance treaties. The ceding commission is generally based on the ceding company’s cost of acquiring and administering the business being reinsured (e.g., agent commissions, premium taxes and certain miscellaneous expenses). The ceding commissions paid to ceding companies constitute the majority of Sirius Group’s total acquisition costs. Additionally, Sirius Group pays reinsurance intermediaries commissions based on negotiated percentages of the premium they produce by treaty or certificate.

During the years ended December 31, 2011, 2010, and 2009, Sirius Group received no more than 10% of its gross written premiums from any individual ceding company. During the years ended December 31, 2011, 2010, and 2009, Sirius Group received a majority of its gross reinsurance premiums written from three major, third-party reinsurance intermediaries as detailed in the following table:

	Year Ended December 31,
Gross written premium by intermediary	2011	2010	2009
AON Re/Benfield	31%	35%	37%
Guy Carpenter	19	19	16
Willis Re	10	10	7
	60%	64%	60%

Underwriting and Pricing

Sirius Group maintains a disciplined underwriting strategy which, while considering overall exposure, focuses on writing more business when market terms and conditions are favorable and reducing business volume during soft markets when terms and conditions become less favorable. Sirius Group offers clients a wide range of reinsurance products across multiple lines of business to satisfy their risk management needs.

Sirius Group derives its reinsurance business from a broad spectrum of ceding companies, including national, regional, specialty, and excess and surplus lines writers, both internationally and in the United States. Sirius Group prices its products by assessing the desired return on the expected capital needed to write a given contract and on the expected underwriting results of the contract. Sirius Group’s pricing indications are based on a number of underwriting factors including historical results, analysis of exposure and estimates of future loss costs, a review of other programs displaying similar exposure characteristics and the ceding company’s underwriting and claims experience. Additionally, in the United States, Sirius Group’s underwriters, actuaries and claims personnel perform audits of certain ceding companies. Generally, ceding company audits are not customary outside the United States. Sirius Group’s staff reviews the financial stability and creditworthiness of all ceding companies globally. Such reviews provide important input to support underwriting decisions.

Reinsurers do not have the stringent regulations with respect to contract terms and policy exclusions that are generally imposed on primary insurers. For example, the Terrorism Act is not applicable to reinsurers. As a result, terrorism exclusions on reinsurance contracts are dictated by the marketplace. Sirius Group evaluates terrorism exposure from its ceding companies and applies exclusions as it deems appropriate and as are permitted by market conditions. Reinsurance on U.S. commercial risks written by Sirius Group subsequent to the terrorist acts of September 11, 2001 generally contains clauses that exclude acts of terrorism certified under the Terrorism Act. Reinsurance on personal risks written by Sirius Group subsequent to the terrorist acts of September 11, 2001 generally contains exclusions related to nuclear, biological, radiological and chemical attacks.

Competition

The worldwide insurance and reinsurance markets are highly competitive. Competition is influenced by a variety of factors, including price charged and other terms and conditions offered, financial strength ratings, prior history and relationships, as well as expertise and the speed at which the company has historically paid claims.

Sirius Group competes for business in Europe, Bermuda, the United States, and other international markets with numerous global competitors. Sirius Group’s competitors include other insurance and reinsurance companies and underwriting syndicates at Lloyd’s of London. Some of the companies that Sirius Group competes directly with include Alterra Capital Holdings, Ltd., Arch Capital Group Ltd., Aspen Insurance Holdings Ltd., Axis Capital Holdings, Ltd., Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., Flagstone Re Holdings SA, General Reinsurance Corporation, Hannover Ruckversicherung AG, Montpelier Re Holdings, Ltd., Munich Re Group, Odyssey Re Holdings Corp., PartnerRe Ltd., Platinum Underwriters Holdings Ltd., Renaissance Re Holdings Ltd., Scor Global P&C, Swiss Re Group, Transatlantic Holdings, Inc., Validus Holdings, Ltd., and XL Capital Ltd.

Claims Management

Sirius Group maintains a staff of experienced insurance and reinsurance claim specialists.  Its reinsurance claims specialists work closely with intermediaries to obtain specific claims information from ceding companies. Where customary and appropriate, Sirius Group’s claims staff performs selective on-site claim reviews to assess ceding companies’ claim handling abilities and reserve techniques. In addition, Sirius Group’s claims specialists review loss information provided by ceding companies for adequacy and accuracy. The results of these claim reviews are shared with the underwriters and actuaries to assist them in pricing products and establishing loss reserves.

Sirius Group also uses TPAs for certain claims, including claims arising from certain of Sirius Group’s run-off claims related to certain acquired companies. Sirius Group’s claims staff performs on-site claim audits of certain TPAs to ensure the propriety of the controls and processes over claims serviced by the TPAs.

Catastrophe Risk Management

Sirius Group has exposure to losses caused by hurricanes, earthquakes, tornadoes, winter storms, windstorms, floods, tsunamis, terrorist acts and other catastrophic events. In the normal course of business, Sirius Group regularly manages its concentration of exposures to catastrophic events, primarily by limiting concentrations of exposure to what it deems acceptable levels and, if necessary, purchasing reinsurance. In addition, Sirius Group seeks to limit losses that might arise from acts of terrorism in its insurance and reinsurance contracts by exclusionary provisions, where applicable. Sirius Group licenses third-party global property catastrophe models from AIR and Risk Management Solutions Inc. (“RMS”), which are two of the leading vendors of industry-standard catastrophe modeling software, as well as utilizing its own proprietary models to calculate expected probable maximum loss (“PML”) from various natural property catastrophe scenarios.  Sirius Group prices its property catastrophe contracts using the aforementioned third-party software and internal models and other methods. For contracts that Sirius Group determines to have exposure to natural catastrophic perils, it models and assesses the exposure using the results in its underwriting process to assess that the contracts it writes have an appropriate premium for the exposure.

In addition, to better manage its aggregate exposure to very large catastrophic events, Sirius Group monitors the largest modeled net financial impact (“NFI”) it would suffer in the worst aggregate loss year as calculated by third-party models (i.e., the 10,000-year global annual aggregate PML). The calculation of the NFI begins with the modeled 10,000-year global annual aggregate PML and takes account of estimated reinstatement premiums, reinsurance recoverables (net of estimated uncollectible balances) and tax benefits. This amount is deducted from Sirius Group’s planned legal entity comprehensive income for the year (before any planned losses for catastrophe events) to arrive at the NFI. The NFI does not include the potential impact of the loss events on Sirius Group’s investment portfolio. The NFI calculation is subject to future fluctuation from a variety of factors, including available interest rates, foreign currency movements, changes in third-party models, insurance market pricing, terms and conditions, as well as the availability and pricing of retrocessional protections.

Sirius Group’s NFI at January 31, 2012 was under $750 million. The $750 million amount represents approximately 37% and 56% of Sirius Group’s total legal entity GAAP capital and common shareholder’s equity at December 31, 2011, respectively. During 2011, Sirius Group had targeted its NFI to be under $700 million.  The $700 million amount represented approximately 29% and 40% of Sirius Group’s total legal entity GAAP capital and common shareholder’s equity at December 31, 2010, respectively.  The increase in 2012 reflects the impact of model changes and lower forecasted comprehensive net income principally reflecting a lower interest rate environment in 2012 combined with moderate growth in exposures. The 10,000-year Sirius Group annual aggregate PML produced by the AIR model at January 31, 2012 is the most conservative estimate at the tail among AIR, RMS and Sirius Group’s internal models.  However, AIR and RMS do not have all-perils models for every territory where Sirius Group writes business and Sirius Group does not use both AIR and RMS in every territory where it writes business. Sirius Group’s NFI is driven principally by three potential large earthquakes in the United States New Madrid zone occurring within a short period of time, events that would generate almost $400 billion of insured losses for the industry per AIR.

The following table provides an estimate of Sirius Group’s three largest PML zones on a per occurrence basis at January 31, 2012:

				Sirius Group Net After-Tax Loss
($ in millions)	Modeled Industry Loss	Sirius Group Gross Loss	Net After Reinsurance and Reinstatements	Net After Tax	Net After-Tax as % of GAAP Capital(1)	Net After-Tax as % of GAAP Common Shareholder’s Equity(1)
	1 in 250 year event
Southeast U.S.	$227,758	$396	$350	$254	13%	19%
Northeast U.S.	61,240	405	324	236	12%	17%
Europe	28,896	703	308	227	11%	17%

	1 in 10,000 year event
Northeast U.S.	$237,577	$619	$495	$361	18%	27%
Europe	101,815	1,067	478	352	18%	26%
Southeast U.S.	351,383	546	481	350	17%	26%

(1)         GAAP capital and common shareholder’s equity at December 31, 2011 for Sirius Group is determined on a legal-entity basis.

In addition to the above, Sirius Group also has significant exposure to United States Gulf Coast windstorms (i.e., Florida to Texas), California and New Madrid earthquakes, and, to a lesser extent, Japanese and Latin American windstorms and earthquakes.

Third party catastrophe modelers provide new versions of their models on a periodic basis, usually annually or bi-annually.  In 2011, RMS released Version 11, which significantly increased expected losses to the wind models in the United States and Europe.  For example, United States and European RMS insured industry annual aggregate expected wind loss increased 35% and 65%, respectively, versus the prior RMS version. Two of the main drivers of the United States wind increases were slower inland decay of winds from the coast, which would cause larger losses farther inland, and updates to structure and contents vulnerability, especially for commercial lines.  Key drivers of the European model change include a full spectrum of smaller storm events which significantly increase short term losses and annual aggregate losses, and an improved clustering model. Clustering is defined as the heightened risk that many losses might occur in a single year based on atmospheric conditions.

Prior to January 2012, Sirius Group used AIR Version 12 to estimate its PMLs in the United States.  In 2011, Sirius Group enhanced its PML reporting methodology for exposures in the United States to approximate an averaging of AIR and RMS, further adjusted for each treaty by underwriting judgment regarding the specific exposures underlying each cedent’s portfolio.  This change in PML methodology for exposures in the United States increased Sirius Group’s Florida 250-year and 10,000-year all perils occurrence PMLs at January 31, 2012 by approximately $40 million and $4 million, respectively. The smaller increase for the 10,000 year PML reflects the fact that U.S. catastrophe exposed treaties include occurrence caps that limit the upwards loss exposure.

For exposures in countries other than the United States, Sirius Group chooses either AIR or RMS for PML reporting based on underwriting and actuarial assessment as to the integrity of the model by territory and underlying data availability.  The model of choice is then further adjusted for each treaty by underwriting judgment regarding the specific exposures underlying each cedent’s portfolio.

For Europe, which is Sirius Group’s most significant PML zone outside the United States, Sirius Group uses RMS. Prior to January 2012, Sirius Group used RMS Version 10 to estimate its PMLs for European exposures.  RMS Version 10 was predominantly used by insurers and reinsurers for January 1, 2012 renewals.  However, to produce its PMLs at January 31, 2012, Sirius Group adjusted the RMS Version 10 loss scenarios for each treaty by applying underwriting judgment regarding the specific exposures underlying each cedent’s portfolio.  Sirius Group believes its Eurpoean PMLs at January 31, 2012 would approximate PMLs produced by using RMS Version 11. Sirius Group’s 250-year and 10,000-year all perils occurrence PMLs for European exposures at January 31, 2012 are 29% and 18% higher, respectively, than at January 2011 reflecting both actual exposure growth and the impact of adjusting loss scenarios produced by RMS Version 10.

Sirius Group also monitors its global annual aggregate tail value at risk (“TVaR”) at the 100, 250, 500, and 1,000 year periods. TVaR represents the average loss for the named period through 10,000 years (e.g., TVaR 250 represents the average loss for the worst forty modeled years).

Catastrophe modeling is dependent upon several broad economic and scientific assumptions, such as storm surge (the water that is pushed toward the shore by the force of a windstorm), demand surge (the localized increase in prices of goods and services that often follow a catastrophe) and zone density (the percentage of insured perils that would be affected in a region by a catastrophe). Third-party modeling software also does not provide information for all territories or perils (e.g. tsunami) for which Sirius Group writes business.

Catastrophe modeling is inherently uncertain due to process risk (i.e., the probability and magnitude of the underlying event) and parameter risk (i.e., the probability of making inaccurate model assumptions). In particular, obtaining geographic and policy coverage data on the primary policies reinsured by Sirius Group is essential. Accordingly, Sirius Group’s ability to develop its catastrophe exposure is dependent on the quality and accuracy of data obtained from its clients.

If Sirius Group’s assumptions about any of the above variables are incorrect, the potential incurred losses from an actual catastrophe could be materially higher than the expectation of losses generated from modeled catastrophe scenarios; as a result, Sirius Group’s results of operations and financial condition could be materially adversely affected.

Sirius Group does not believe that it can rely solely upon catastrophe modeling to measure its exposure to natural catastrophe risk. For example, the losses arising from hurricane Katrina for both Sirius Group and the industry were substantially in excess of losses previously predicted by third-party models from such an event. This was due to issues such as inadequate storm surge and demand surge assumptions in the models, as well as flooding from levees breaking which was not fully contemplated in these models. Sirius Group monitors gross and net property catastrophe occurrence limits by country and region globally.  Occurrence limits for peak zones in Europe, Japan, and the United States are assessed versus modeled catastrophe risk as another measure in understanding total property catastrophe exposure to large events.

Reinsurance Protection

Sirius Group’s reinsurance protection primarily consists of pro-rata and excess of loss protections to cover aviation, trade credit, and certain property exposures. Sirius Group’s proportional reinsurance programs provide protection for part of the non-proportional treaty accounts written in Europe, the Americas, Asia, the Middle East, and Australia.  This reinsurance is designed to increase underwriting capacity where appropriate, and to reduce exposure both to large catastrophe losses and to a frequency of smaller loss events.  Attachment points and coverage limits vary by region around the world. In addition to its proportional reinsurance purchases, Sirius Group also purchases excess of loss reinsurance protection for $15 million in excess of a retention of $5 million for the facultative and direct property portfolios written by the Stockholm, Hamburg and London branches (excluding business written in the United States).  For the London branch, an additional $5 million of protection in excess of a retention of $5 million for facultative and direct U.S.-catastrophe exposed business was also purchased.  Industry loss warranties (“ILW”) purchased in 2011 for European wind exposures and floods were not renewed, and subsequently expired on January 25, 2012.

In 2011, 2010 and 2009, Sirius Group purchased group excess of loss retrocessional coverage for its non-U.S. and non-Japan earthquake-related exposures. The non-U.S. and non-Japan earthquake cover was renewed for one year at April 1, 2011, providing $61 million of reinsurance protection through partially placed coverage layers in excess of Sirius Group’s retention of $35 million. Sirius Group will recognize the full $61 million recovery if a covered earthquake loss reaches $110 million. At April 1, 2010, Sirius Group purchased coverage for $65 million in excess of $45 million. At December 31, 2011, losses incurred for the February 2011 New Zealand earthquake totaled $44 million, which is less than the $45 million retention; accordingly, Sirius Group has not recovered any losses from this coverage.  At April 1, 2009, Sirius Group purchased coverage for $65 million in excess of $35 million, and this coverage applies to losses incurred from the Chile earthquake. During 2010, Sirius Group recovered the full $65 million limit under the earthquake cover as a result of the Chile Earthquake in February 2010.

Sirius Group’s aviation reinsurance program is intended to reduce exposure to a frequency of small losses, a single large loss, or a combination of both.  In 2012, for the proportional and facultative aviation portfolios, reinsurance protection was purchased based on average in excess of a market loss of $150 million up to a full airline policy limit of $2.25 billion. For the non-proportional aviation portfolio, reinsurance protection includes a 15% quota share treaty and several excess of loss covers with varying attachment points and limits. In addition, the non-proportional portfolio is protected by $30 million in the form of first event ILWs, and $6 million of available limit in the form of second event ILWs. The first event ILWs attach at industry event levels between $400 million and $900 million. The second event ILWs attach at industry levels between $300 million and $600 million.

For accident and health, Sirius Group has excess of loss protection covering personal accident and life of €10 million ($13 million based on the December 31, 2011 EUR to USD exchange rate) of protection in excess of a €5 million ($7 million based on the December 31, 2011 EUR to USD exchange rate) retention for the Stockholm, Hamburg, Liege and Singapore branches.

For 2011, Sirius Group ceded 19% of its trade credit business under a quota share retrocession, which supported growth in this line.  The treaty was renewed for 2012 at a 20% cession percentage for credit business and 50% for bond business.

All of Sirius Group’s excess of loss reinsurance protections include provisions that reinstate coverage at a cost of 100% or more of the original reinsurance premium.

At December 31, 2011, Sirius Group had $14 million of reinsurance recoverables on paid losses and $340 million of reinsurance recoverables on unpaid losses that will become recoverable if claims are paid in accordance with current reserve estimates. The combined reinsurance recoverable on losses of $354 million is down significantly from the December 31, 2009 balance of $596 million, as a result of paid loss commutations and other settlement activities. Because retrocessional reinsurance contracts do not relieve Sirius Group of its obligation to its insureds, the collectability of balances due from Sirius Group’s reinsurers is critical to its financial strength. Sirius Group monitors the financial strength and ratings of retrocessionaires on an ongoing basis. See Note 4- “Third-party Reinsurance” to the accompanying consolidated financial statements for a discussion of Sirius Group’s top reinsurers.

Loss and Loss Adjustment Expense Reserves

Sirius Group establishes loss and LAE reserves that are estimates of future amounts needed to pay claims and related expenses for insured events that have already occurred. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain. See “CRITICAL ACCOUNTING ESTIMATES — Loss and LAE Reserves — Sirius Group” on page 76 for a full discussion regarding Sirius Group’s loss reserving process.

The following information presents (1) Sirius Group’s reserve development over the preceding ten years and (2) a reconciliation of reserves on a regulatory basis to reserves determined in accordance with GAAP, each as prescribed by Securities Act Industry Guide No. 6.

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

Section II shows the cumulative amount of net loss and LAE paid relating to recorded liabilities as of the end of each succeeding year. Section III shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid loss and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency and severity patterns, becomes known. Section IV shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2011. Section V shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2011. Section VI shows the cumulative gross (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2011.

	Sirius Group Loss and LAE
	Year ended December 31,
($ in millions)	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
I. Liability for unpaid loss and LAE:
Gross balance	$1,581.4	$1,588.4	$1,699.4	$3,864.3	$4,308.8	$3,708.8	$3,252.3	$2,735.5	$2,444.4	$2,441.3	$2,343.7
Less reinsurance recoverable on unpaid losses and LAE	(879.5)	(809.8)	(741.1)	(1,149.8)	(1,633.6)	(1,142.5)	(806.4)	(545.6)	(578.6)	(450.5)	(339.7)
Net balance	$701.9	$778.6	$958.3	$2,714.5	$2,675.2	$2,566.3	$2,445.9	$2,189.9	$1,865.8	$1,990.8	$2,004.0
II. Cumulative amount of net liability paid through:
1 year later	230.6	250.7	321.5	941.0	949.4	721.7	726.2	637.4	276.2	475.3	—
2 years later	391.2	420.8	521.8	1,369.4	1,442.9	1,302.0	1,164.5	760.8	533.0
3 years later	501.4	559.1	710.8	1,684.9	1,942.5	1,645.2	1,207.4	972.5
4 years later	602.7	690.9	834.7	2,052.4	2,225.6	1,649.2	1,486.6
5 years later	739.3	804.5	941.0	2,246.0	2,192.3	1,804.3
6 years later	830.6	885.7	1,015.7	2,170.9	2,325.5
7 years later	895.8	926.5	901.6	2,265.1
8 years later	922.1	807.1	910.7
9 years later	799.7	812.3
10 years later	796.7
III. Net Liability re-estimated as of:
1 year later	704.9	828.9	984.9	2,771.9	2,893.2	2,575.4	2,525.7	2,159.4	1,808.5	1,943.9	—
2 years later	758.7	856.9	1,059.6	2,802.9	3,032.5	2,775.8	2,539.8	2,140.6	1,797.5
3 years later	800.5	929.8	1,148.1	2,917.9	3,164.9	2,749.3	2,517.2	2,124.6
4 years later	872.2	1,023.8	1,270.2	3,063.6	3,133.3	2,743.4	2,510.7
5 years later	968.4	1,138.6	1,425.0	3,021.4	3,124.8	2,741.7
6 years later	1,077.8	1,280.5	1,382.7	3,013.1	3,134.3
7 years later	1,196.4	1,228.5	1,379.8	3,017.9
8 years later	1,150.4	1,226.0	1,383.3
9 years later	1,142.9	1,230.5
10 years later	1,145.2
IV. Cumulative net (deficiency)/redundancy	$(443.3)	$(451.9)	$(425.0)	$(303.4)	$(459.1)	$(175.4)	$(64.8)	$65.4	$68.3	$46.9	$—
Percent (deficient)/redundant	(63.2)%	(58.0)%	(44.3)%	(11.2)%	(17.2)%	(6.8)%	(2.6)%	3.0%	3.7%	2.4%	—
V. Reconciliation of net liability re-estimated as of the end of the latest re-estimation period (see III above):
Gross re-estimated liability	$2,228.9	$2,173.5	$2,271.8	$4,379.9	$5,011.5	$3,931.8	$3,344.1	$2,677.5	$2,372.7	$2,381.3	$—
Less: gross re-estimated reinsurance recoverable	(1,083.7)	(943.0)	(888.5)	(1,362.0)	(1,877.2)	(1,190.1)	(833.4)	(553.0)	(575.2)	(437.4)	—
Net re-estimated liability	$1,145.2	$1,230.5	$1,383.3	$3,017.9	$3,134.3	$2,741.7	$2,510.7	$2,124.5	$1,797.5	$1,943.9	$—
VI. Cumulative gross (deficiency)/redundancy	$(647.5)	$(585.1)	$(572.4)	$(515.6)	$(702.7)	$(223.0)	$(91.8)	$58.0	$71.7	$60.0	$—
Percent (deficient)/redundant	(40.9)%	(36.8)%	(33.7)%	(13.3)%	(16.3)%	(6.0)%	(2.8)%	2.9%	2.9%	2.5%	—

The cumulative net (deficiency)/redundancy in the table above includes adverse development from A&E claims. Sirius Group’s exposure to A&E claims results mainly from asbestos claims arising from treaty and facultative contracts written prior to 1985 at two companies acquired by Sirius America—MONY Reinsurance Corporation in 1991 and Christiania General Insurance Corporation in 1996. As a result, the table above reflects reserve development on A&E business that was not underwritten by Sirius Group.

Sirius Group’s net incurred losses from A&E claims have totaled $218 million over the past ten years. Although losses arising from A&E claims were on contracts that were not underwritten by Sirius Group, Sirius Group is liable for any additional losses arising from such contracts. Accordingly, Sirius Group cannot guarantee that it will not incur additional A&E losses in the future. Refer to “CRITICAL ACCOUNTING ESTIMATES” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details of Sirius Group’s A&E reserves.

The following table reconciles loss and LAE reserves determined on a regulatory basis to loss and LAE reserves determined in accordance with GAAP at December 31, as follows:

	December 31,
Millions	2011	2010	2009
Regulatory reserves	$1,934.4	$2,151.6	$2,196.8
Reinsurance recoverable on unpaid losses and LAE(1)	1,177.4	1,190.4	965.4
Discount on loss reserves	9.1	16.4	27.1
Reserves allocated to Esurance	—	(286.9)	(333.4)
WM Life Re reserves(2)	(765.2)	(610.2)	(380.7)
Purchase accounting and other	(12.0)	(20.0)	(30.8)
GAAP reserves	$2,343.7	$2,441.3	$2,444.4

(1)         Represents adjustments made to add back reinsurance recoverables included with the presentation of reserves under regulatory accounting. Includes recoverables from WM Life Re business and recoverables on intercompany treaties that are eliminated in consolidation.

(2)         Sirius Group fronted the reinsurance contracts for, and is 100% reinsured by, WM Life Re.  These instruments are reported as reinsurance contracts under Swedish statutory regulations.  For GAAP purposes, the liabilities are transferred to WM Life Re and reported as derivative instruments.

Sirius Group’s Preference Shares and Senior Notes

In May 2007, Sirius International Group, Ltd. (“SIG”), an intermediate holding company of Sirius Group, issued $250 million non-cumulative perpetual preference shares, with a $1,000 per share liquidation preference (the “SIG Preference Shares”), and received $246 million of proceeds, net of $4 million of issuance costs and commissions. These shares were issued in an offering that was exempt from the registration requirements of the Securities Act of 1933. Holders of the SIG Preference Shares receive dividends on a non-cumulative basis when and if declared by SIG. The holders of the SIG Preference Shares have the right to elect two directors to SIG’s board in the event of non-payment of dividends for six quarterly dividend periods. The right ceases upon the payment of dividends for four quarterly periods or the redemption of the SIG Preference Shares. In addition, SIG may not declare or pay dividends on its common shares (other than stock dividends and dividends paid for purposes of any employee benefit plans of SIG and its subsidiaries) unless it is current on its most recent dividend period. The dividend rate is fixed at an annual rate of 7.506% until June 30, 2017 and dividends are paid on a semi-annual basis. After June 30, 2017, the dividend rate will be paid at a floating annual rate, equal to the greater of (1) the 3 month LIBOR plus 3.20% or (2) 7.506% and dividends will be paid on a quarterly basis. The SIG Preference Shares are redeemable solely at the discretion of SIG on or after June 30, 2017 at their liquidation preference of $1,000 per share, plus any declared but unpaid dividends. Prior to June 30, 2017, SIG may elect to redeem the SIG Preference Shares at an amount equal to the greater of (1) the aggregate liquidation preference of the shares to be redeemed and (2) the sum of the present values of the aggregate liquidation preference of the shares to be redeemed and the remaining scheduled dividend payments on the shares to be redeemed (excluding June 30, 2017), discounted to the redemption date on a semi-annual basis at a rate equal to the rate on a comparable treasury issue plus 45 basis points. In the event of liquidation of SIG, the holders of the SIG Preference Shares would have preference over the common shareholders and would receive a distribution equal to the liquidation preference per share, subject to availability of funds.

In March 2007, SIG issued $400 million face value of senior unsecured notes at an issue price of 99.715% (the “SIG Senior Notes”). The SIG Senior Notes, which were issued in an offering that was exempt from the registration requirements of the Securities Act of 1933, bear an annual interest rate of 6.375%, payable semi-annually in arrears on March 20 and September 20, until maturity in March 2017.

ESURANCE

On October 7, 2011, White Mountains completed the sale of Esurance to The Allstate Corporation (“Allstate”) for a cash payment of $1.01 billion, which was equal to $700 million plus the estimated pro forma tangible book value at closing of the legal entities sold of approximately $310 million (the “Esurance Sale”). As a result of the transaction, Esurance is reported as discontinued operations in White Mountains’ financial statements.

Esurance Insurance wrote personal auto insurance in 30 states through its website and over the phone and also sold other lines of personal insurance for unaffiliated insurance companies. Esurance Insurance also wrote personal auto policies through select on-line agents and provided other insurance products through partnerships with industry leading online providers. The 30 states in which Esurance Insurance wrote business represent approximately 87% of the premium volume for the entire U.S. personal auto insurance market. AFI earned commissions by selling personal auto, homeowners, renters and condo insurance policies online and over the phone using a comparison quoting platform. AFI sold policies in 50 states and the District of Columbia for many insurance companies, including Esurance Insurance.

OTHER OPERATIONS

White Mountains’ Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary (WM Advisors), the consolidated results of Tuckerman Fund I, its variable annuity reinsurance business (WM Life Re), which is in run-off, as well as various other entities not included in other segments.

WM Advisors

WM Advisors is a registered investment adviser that manages White Mountains’ investments in fixed income and equity securities, including hedge funds and private equities. WM Advisors also has investment management agreements with third parties, most notably with Symetra Financial Corporation (“Symetra”). At December 31, 2011, WM Advisors had approximately $34 billion in assets under management, $8 billion of which related to consolidated subsidiaries of White Mountains.

WM Advisors has a sub-advisory agreement with Prospector Partners LLC (“Prospector”), a registered investment adviser, under which Prospector manages most of White Mountains’ publicly-traded common equity securities and convertible fixed maturity securities. Prospector also provides consulting and advisory services to White Mountains through a separate agreement on matters such as asset allocation, hedge fund and private equity investments, capital management and mergers and acquisitions.

WM Life Re

WM Life Re reinsures death and living benefit guarantees associated with certain variable annuities issued in Japan.  Sirius Group fronted the reinsurance contracts for and is 100% reinsured by WM Life Re. WM Life Re is in run-off.

WM Life Re has assumed the risk related to a shortfall between the account value and the guaranteed value that must be paid by the ceding company to an annuitant or to an annuitant’s beneficiary in accordance with the underlying annuity contracts.  The guaranteed value of the annuity contracts is equal to the initial single premium paid by the annuitant.  The annuity accounts are invested in four index funds: a Japanese government bond fund indexed to the Nomura Bond Performance Index (“Nomura BPI”) (roughly 35%), a foreign government bond fund indexed to the Citi World Group Government Bond Index, excluding Japan (“WGBI”) (roughly 35%), a Japanese equity fund indexed to the TOPIX Total Return Index (roughly 15%) and a foreign equity fund indexed to the MSCI Kokusai Total Return Index (roughly 15%).  The account is rebalanced monthly to maintain these same investment allocations. As of December 31, 2011, annuity contracts mature within 4 years on average (with a maximum of 4½ years and a minimum of 3½ years remaining).  The guarantee made by the ceding company to its annuitants was economically equivalent to guaranteeing that the underlying investment accounts would earn a return of approximately 2.7% per annum.  The average account value of annuity contracts covered by WM Life Re was approximately 104% of their guarantee value at the inception of the reinsurance contracts.  Accordingly, the guarantee made in WM Life Re’s contracts was economically equivalent to guaranteeing that the underlying investment accounts would earn a return of approximately 2.3% per annum.

WM Life Re reinsured ¥200 billion (approximately $1.7 billion at the then current exchange rate) of guarantees in September 2006 and an additional ¥56 billion (approximately $0.5 billion at the then current exchange rate) in March 2007.  WM Life Re has not subsequently written any additional business.  As of December 31, 2011, the total guarantee value was approximately ¥233.7 billion (approximately $3.0 billion at exchange rates on that date).  The average annual premium charged by WM Life Re under these contracts is equal to 1.11% times the total guarantee value.

WM Life Re uses derivative instruments, including put options, interest rate swaps, total return swaps on bond indices, forward contracts and futures contracts on major equity indices, currency pairs and government bonds, to mitigate the market risks associated with changes in the fair value of the reinsured variable annuity guarantees. WM Life Re measures its net exposure to changes in relevant interest rates, foreign exchange rates, implied volatilities and equity markets on a daily basis and adjusts its economic hedge positions within risk guidelines established by a risk committee that contains members of White Mountains’ and WM Life Re’s senior management. WM Life Re continually fair values its liability and the related hedge assets.  The guarantee is economically substantially similiar to having sold put options on a basket of the four index funds. WM Life Re also monitors the effects of annuitant related experience against actuarial assumptions (surrender and mortality rates) on a weekly basis and adjusts relevant assumptions and economic hedge positions if required.

Under the terms of its reinsurance contracts, WM Life Re is required to hold eligible assets (generally cash, short-term investments and hedge assets such as options and futures) equal to the fair value of the liability, as defined in the reinsurance contracts, for the benefit of the cedant.  Increases in the fair value of the liability in excess of the increase in value of the hedge assets, such as occurs in the case of decreases in surrender assumptions or underperformance of the hedging portfolio, must therefore be funded on a current basis while the actual amounts that must be paid to settle the contracts may not be known and generally will not become payable for a number of years.  White Mountains contributed an additional $20 million, $45 million and $133 million into WM Life Re during 2011, 2010 and 2009, respectively, to fulfill this requirement.

See “CRITICAL ACCOUNTING ESTIMATES - Fair Value Measurements” on page 80 for a discussion of the sensitivity of WM Life Re’s results to changes in market and annuitant-related variables.

Tuckerman Fund I

On December 31, 2011, the Tuckerman Fund I was dissolved and all of the net assets of the fund were distributed to the owners of the fund, of which White Mountains owned approximately 94%. In conjunction with the dissolution, White Mountains received a portion of the shares of two small manufacturing companies that were owned by the Tuckerman Fund I.  Prior to the dissolution, Tuckerman Fund I was consolidated within White Mountains’ financial statements.  At December 31, 2010, Tuckerman Fund I had $19 million of total assets and accounted for $7 million of White Mountains’ net assets.

Weather Risk Management

During 2006, White Mountains began selling weather and weather contingent derivative products through its subsidiary, Galileo Weather Risk Management Ltd. (“Galileo”). Weather derivatives, which usually take the form of swaps or options, are contracts with financial settlements based on the performance of an index linked to a quantifiable weather element, such as temperature, precipitation, snowfall or windspeed.  Weather contingent derivative products are weather derivatives with an additional commodity price trigger.

During 2009, White Mountains sold Galileo, Galileo Weather Risk Management Advisors LLC and Galileo Weather Risks Advisors Limited for nominal consideration.  White Mountains retained the outstanding weather derivative contracts and stopped writing any new contracts.  Effective December 2009, White Mountains entered into an agreement to novate the remaining outstanding weather derivative contracts to an unrelated third party.  White Mountains was released from any liability related to the weather derivative contracts and all guaranties related to the weather business were terminated.

Berkshire Exchange

On October 31, 2008, White Mountains completed the transaction with Berkshire Hathaway Inc. (“Berkshire”) that was announced on March 10, 2008, through which Berkshire exchanged substantially all of its 16.3% stake in White Mountains (1,634,921 of its 1,724,200 common shares) for 100% of a White Mountains subsidiary which held Commercial Casualty Insurance Company (“CCIC”), the International American Group, Inc. and $708 million in cash (the “Berkshire Exchange”). Upon the closing of the exchange transaction, CCIC and the International American Group, Inc. had a combined fair value of $85 million and a combined GAAP book value of $59 million.

INVESTMENTS

White Mountains’ investment philosophy is to maximize long-term total returns (after-tax) while taking prudent levels of risk and maintaining a diversified portfolio.  Under White Mountains’ philosophy, each dollar of after-tax investment income or investment gains (realized or unrealized) is valued equally.

In response to significant declines in market levels, heightened market volatility and a lack of market liquidity during late 2008 and early 2009, White Mountains temporarily shifted its focus from total return to capital preservation. In particular, White Mountains significantly reduced the size of its equity portfolio and managed its fixed income portfolio to avoid realizing losses. During 2010 and 2011, White Mountains gradually shifted back from a focus on capital preservation to its traditional total return investment philosophy.

White Mountains’ investment portfolio mix as of December 31, 2011 consisted in large part of high-quality, short-duration, fixed maturity investments and short-term investments, but also included common equity securities, convertible fixed maturity securities and other long-term investments, such as hedge funds and private equities. White Mountains’ management believes that prudent levels of investments in common equity securities, convertible fixed maturity securities and other long-term investments are likely to enhance long-term after-tax total returns. See “Portfolio Composition” on page 51.

White Mountains’ overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to their investment risks. White Mountains also actively manages the average duration of the portfolio.  Duration is about 2.2 years including short-term investments and about 2.4 years excluding short-term investments at December 31, 2011.

Prospector’s equity investment strategy is to maximize risk-adjusted absolute return through investments in a variety of equity and equity-related instruments, using a bottom-up, value investing approach. Preservation of capital is of the utmost importance.  Prospector invests in the United States and other developed markets.

Prospector Fund

White Mountains owns approximately 63% of the limited partnership interests in Prospector Offshore Fund, Ltd. and OneBeacon owns approximately 73% of the limited partnership interests in Prospector Turtle Fund (collectively, the “Prospector Funds”).  These funds are managed by Prospector, a registered investment adviser, and are consolidated within White Mountains’ financial statements. The Prospector Funds are hedge funds that pursue investment opportunities in a variety of equity and equity-related instruments, chiefly in the financial services sector.

At December 31, 2011 and 2010, the Prospector Funds had $217 million and $236 million of total assets and accounted for $98 million and $97 million of White Mountains’ net assets.

Investments in Unconsolidated Affiliates

Symetra

In 2004, White Mountains, Berkshire and several other private investors capitalized Symetra in order to purchase the life and investment operations of Safeco Corporation for $1.35 billion. The acquired companies focus mainly on group insurance, individual life insurance, structured settlements and retirement services. Symetra had an initial capitalization of approximately $1.4 billion, consisting of $1,065 million of common equity and $315 million of debt. White Mountains invested $195 million in Symetra in exchange for 17.4 million common shares, as adjusted for stock splits, of Symetra. In addition, White Mountains and Berkshire each received warrants to acquire an additional 9.5 million common shares of Symetra at $11.49 per share, as adjusted for stock splits.  Two White Mountains designees serve on Symetra’s seven member board of directors. White Mountains accounts for its investment in common shares of Symetra under the equity method and accounts for its Symetra warrants as a derivative investment at fair value.

In January 2010, Symetra completed an initial public offering at a price of $12 per share, whereby 25.3 million primary shares were sold to the public and 9.7 million secondary shares were sold by existing shareholders. White Mountains did not sell any of its shares of Symetra in the offering. As a result of the offering, White Mountains’ ownership in Symetra has decreased from 19% to 15% of the outstanding common shares of Symetra and from 24% to 20% of Symetra on a fully-converted basis including the warrants.

The following table presents the financial strength ratings assigned to Symetra’s principal insurance operating subsidiaries as of February 28, 2012:

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

Symetra’s total revenues and net income for the years ended December 31, 2011, 2010, and 2009 were $1,999 million and $200 million, $1,879 million and $201 million, and $1,714 million and $128 million. As of December 31, 2011and 2010, Symetra had total assets of $28.2 billion and $25.6 billion and shareholders’ equity of $3.1 billion and $2.4 billion. Symetra’s shareholders’ equity excluding unrealized gains (losses) from its fixed maturity investments was $2.1 billion and $1.9 billion at December 31, 2011 and 2010.

As of December 31, 2011 and 2010, White Mountains’ investment in Symetra common shares was $261 million and $287 million, excluding $64 million at December 31, 2010 of equity in unrealized gains from Symetra’s fixed maturity investments. As of December 31, 2011 and 2010, White Mountains’ investment in Symetra warrants was $13 million and $37 million. Since inception, White Mountains has received cash dividends from Symetra of $53 million on its common share investment and $29 million on its warrant investment.

During the fourth quarter of 2011, White Mountains recorded a GAAP other-than-temporary impairment write-down on its investment in Symetra common shares. White Mountains concluded that the accounting impairment on its investment in Symetra common shares arose due to the prolonged low interest rate environment in which life insurance companies currently operate and not due to reasons specific to Symetra.  As a result, White Mountains does not believe that the accounting impairment equates to an impairment in Symetra’s long-term intrinsic business value. See CRITICAL ACCOUNTING ESTIMATES — White Mountains’ Investment in Symetra Common Shares on page 88 for a complete discussion of the methodology used to determine the GAAP other-than-temporary impairment on Symetra at December 31, 2011.

Delos

In August 2006, Sirius Group sold a wholly-owned subsidiary to an investor group led by Lightyear Capital for $139 million in cash and recognized a pre-tax gain of $14 million in other revenue. As part of this transaction, White Mountains acquired an equity interest of approximately 18% for $32 million in the acquiring entity, Lightyear Delos Acquisition Corporation (“Delos”), and accounted for its investment in Delos under the equity method. In December 2010, White Mountains sold its investment in Delos for $22 million and recognized a pre-tax loss of $11 million in other revenue.

Pentelia

White Mountains obtained an equity interest of 33% in Pentelia Capital Management (“PCM”) for $1.6 million in April 2007. This investment is accounted for under the equity method. As of December 31, 2011, White Mountains investment in PCM was $1.7 million. White Mountains also holds an investment Pentelia Investment Limited (“PIL”), a fund that invests in insurance-related investment assets and is held as an other long-term investment. As of December 31, 2011, the carrying value of White Mountains’ investment in PIL was $17 million.

REGULATION

United States

White Mountains’ U.S.-based insurance and reinsurance operating subsidiaries are subject to regulation and supervision in each of the states where they are domiciled and licensed to conduct business. Generally, state regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid loss and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. White Mountains believes that it is in compliance with all applicable laws and regulations pertaining to its business that would have a material effect on its financial position in the event of non-compliance.

Most states have laws that establish standards for current, as well as continued, state accreditation. In addition, the National Association of Insurance Commissioners (“NAIC”) has risk-based capital (“RBC”) standards for property and casualty insurers as a means of monitoring certain aspects affecting the overall financial condition of insurance companies. The current RBC ratios of White Mountains’ active U.S.-based insurance and reinsurance operating subsidiaries are satisfactory and such ratios are not expected to result in any adverse regulatory action. White Mountains is not aware of any current recommendations by regulatory authorities that would be expected to have a material effect on its results of operations or liquidity.

The NAIC’s Annual Financial Reporting Model Regulation, or the Model Audit Rule (“MAR”), includes provisions that are similar to certain Sarbanes-Oxley requirements for public companies and requires certain insurance companies to appoint audit committees to oversee accounting and financial reporting processes as well as the audit of the statutory financial statements of the insurer.  Audit committees also are required to appoint independent auditors, among other things.  The appointed audit committee receives reports regarding significant deficiencies, material weaknesses and solvency concerns at the insurance company level.  Certain insurance companies are also required to annually file a management report on internal control over financial reporting.

As a condition of its license to do business in certain states, White Mountains’ U.S.-based insurance and reinsurance operating subsidiaries are required to participate in mandatory shared market mechanisms. Each state dictates the types of insurance and the level of coverage that must be provided. The most common type of shared market mechanism in which White Mountains is required to participate is an assigned risk plan. Many states operate assigned risk plans. These plans require insurers licensed within the applicable state to accept the applications for insurance policies of customers who are unable to obtain insurance in the voluntary market. The total number of such policies an insurer is required to accept is based on its market share of voluntary business in the state. Underwriting results related to assigned risk plans are typically adverse. Accordingly, White Mountains may be required to underwrite policies with a higher risk of loss than it would otherwise accept.

Reinsurance facilities are another type of shared market mechanism. Reinsurance facilities require an insurance company to accept all applications submitted by certain state designated agents. The reinsurance facility then allows the insurer to cede some of its business to the reinsurance facility so that the facility will reimburse the insurer for claims paid on ceded business. Typically, however, reinsurance facilities operate at a deficit, which is funded through assessments against the same insurers. As a result, White Mountains could be required to underwrite policies with a higher risk of loss than it would otherwise voluntarily accept.

The insurance laws of many states generally provide that property and casualty insurers doing business in those states belong to a statutory property and casualty guaranty association. The purpose of these guaranty associations is to protect policyholders by requiring that solvent property and casualty insurers pay certain insurance claims of insolvent insurers. These guaranty associations generally pay these claims by assessing solvent insurers proportionately based on the insurer’s share of voluntary written premiums in the state. While most guaranty associations provide for recovery of assessments through rate increases, surcharges or premium tax credits, there is no assurance that insurers will ultimately recover these assessments. At December 31, 2011, the reserve for such assessments at White Mountains totaled $16 million.

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

Nearly all states have insurance laws requiring property and casualty insurance companies to file price schedules, policy or coverage forms, and other information with the state’s regulatory authority. In most cases, such price schedules and/or policy forms must be approved prior to use. While pricing laws vary from state to state, their objectives are generally to ensure that prices are adequate, not excessive and not discriminatory.

White Mountains’ U.S.-based insurance and reinsurance operating subsidiaries are subject to state laws and regulations that require investment portfolio diversification and that limit the amount of investment in certain categories. Non-compliance may cause non-conforming investments to be non-admitted in measuring statutory surplus and, in some instances, may require divestiture. White Mountains’ investment portfolio at December 31, 2011 complied with such laws and regulations in all material respects.

One of the primary sources of cash inflows for the Company and certain of its intermediary holding companies is dividends received from its insurance and reinsurance operating subsidiaries. Under the insurance laws of the states under which White Mountains’ U.S.-based insurance and reinsurance operating subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. See “Dividend Capacity” on page 56 for further discussion.

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

While the federal government does not directly regulate the insurance business, federal legislation and administrative policies affect the insurance industry. In addition, legislation has been introduced from time to time in recent years that, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted in 2010 and created the Federal Insurance Office (“FIO”) within the Treasury Department, which is responsible for gathering information and monitoring the insurance industry to identify gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or U.S. financial system. The FIO can also recommend changes to state insurance laws and regulations. The FIO is expected to issue its first report on modernizing and improving insurance regulation in 2012. White Mountains cannot predict whether the FIO will recommend any changes or whether states will adopt any such changes. In addition, the U.S. government enacted the Terrorism Act in 2002 and established a federal “backstop” for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest.  In December of 2007, the Terrorism Act was extended until December 31, 2014. As extended, the law now covers domestic acts of terrorism. In exchange for this “backstop”, primary insurers are required to make coverage available to commercial insureds for losses from acts of terrorism as specified in the Terrorism Act. OneBeacon is actively complying with the requirements of the Terrorism Act in order to ensure its ability to be reimbursed by the federal government for any losses it may incur as a result of future terrorist acts. (See “ONEBEACON — Terrorism” on page 7 for a further discussion of the Terrorism Act). A number of additional enacted and pending legislative measures could lead to increased consolidation and increased competition for business and for capital in the financial services industry. White Mountains cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect such measures may have on its insurance and reinsurance operations.

The NAIC’s 2010 amendment to the Model Insurance Company Holding Company System Regulatory Act (the “Model Law”) enhances the authority of state insurance regulators in the adopting state to regulate insurers as well as their affiliated entities, on an enterprise risk basis. The amendment to the Model Law requires the ultimate controlling person in an insurer’s holding company structure to identify and report to state insurance regulators material risks within the structure that could pose enterprise risk to the insurer. The amendment to the Model Law will need to be adopted by individual state legislatures before they become binding on any given state. States may also deviate from these Model Law revisions as states differ in their approaches on several requirements. White Mountains cannot predict whether states will adopt the amendment to the Model Law, or if adopted, whether the amendment will differ from the Model Law.

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

Europe

Sweden

Sirius International is subject to regulation and supervision by the Swedish Financial Supervisory Authorities (the “Swedish FSA”). As Sweden is a member of the European Union (the “EU”), the Swedish FSA supervision is recognized across all locations within the EU. Generally, the Swedish FSA has broad supervisory and administrative powers over such matters as licenses, standards of solvency, investments, methods of accounting, form and content of financial statements, minimum capital and surplus requirements, and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. White Mountains believes that it is in compliance with all applicable laws and regulations pertaining to its business that would have a material effect on its financial position in the event of non-compliance.

In accordance with provisions of Swedish law, Sirius International is permitted to transfer up to the full amount of its pre-tax income, subject to certain limitations, into an untaxed reserve referred to as a safety reserve, which equaled SEK 9.6 billion or $1.4 billion at December 31, 2011. Under GAAP, an amount equal to the safety reserve, net of a related deferred tax liability established at the Swedish tax rate of 26.3%, is classified as shareholder’s equity. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain predetermined levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International’s safety reserve ($370 million at December 31, 2011) is included in solvency capital. Access to the safety reserve is restricted to coverage of insurance losses.  Access for any other purpose requires the approval of Swedish regulatory authorities.  Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the $1.4 billion balance of the safety reserve, without any provision for deferred taxes, in Sirius International’s regulatory capital when assessing Sirius International’s financial strength.

United Kingdom

The financial services industry in the United Kingdom is regulated by the Financial Services Authority (“UK FSA”). The UK FSA regulates insurers, insurance intermediaries and Lloyd’s.  The UK FSA and Lloyd’s have common objectives in ensuring that the Lloyd’s market is appropriately regulated. Lloyd’s is required to implement certain rules prescribed by the UK FSA by the powers it has under the Lloyd’s Act of 1982 (“Lloyd’s Act”) relating to the operation of the Lloyd’s market. In addition, each year the UK FSA requires Lloyd’s to satisfy an annual solvency test that measures whether Lloyd’s has sufficient assets in the aggregate to meet all the outstanding liabilities of its members.

Lloyd’s permits its corporate and individual members (“Members”) to underwrite insurance risks through Lloyd’s syndicates. Members of Lloyd’s may participate in a syndicate for one or more underwriting years by providing capital to support the syndicate’s underwriting. All syndicates are managed by Lloyd’s approved managing agents. Managing agents receive fees and profit commissions in respect of the underwriting and administrative services they provide to the syndicates. Lloyd’s prescribes, in respect of its managing agents and Members, certain minimum standards relating to their management and control, solvency and various other requirements.

Sirius Group participates in the Lloyd’s market through the 100% ownership of White Mountains Sirius Capital Ltd., a Lloyd’s corporate Member, which in turn provides underwriting capacity to Syndicate 1945. Syndicate 1945 commenced underwriting on July 1, 2011 and Whittington Capital Management Ltd. is its managing agent.  The Syndicate 1945 stamp capacity for 2012 is £67 million ($104 million based on the December 31, 2011 GBP to USD exchange rate). Stamp capacity is a measure of the amount of net premium (premiums written less acquisition costs) that a syndicate is authorized by Lloyd’s to write.

A corporate Member of Lloyd’s is bound by the rules of the Society of Lloyd’s which are prescribed by the by-laws and requirements of the Council of Lloyd’s under powers conferred by the Lloyd’s Act. These rules govern Sirius Group’s corporate Member participation in Syndicate 1945 and among other things prescribe Syndicate 1945’s membership subscription and level of contribution to the Lloyd’s Central Fund (“Central Fund”).

The underwriting capacity of a Member of Lloyd’s must be supported by providing a deposit in the form of cash, securities or letters of credit (“Funds at Lloyd’s”) in an amount to be determined pursuant to the capital adequacy requirements set by the UK FSA. The amount of such deposit is calculated for each member through the completion of an annual capital adequacy exercise. Pursuant to these requirements Lloyd’s must demonstrate that each Member has sufficient assets to meet its underwriting liabilities plus a required solvency margin.

At the syndicate level, managing agents are required to calculate the capital resources requirement of the members of each syndicate they manage. They perform an Individual Capital Assessment (“ICA”) in accordance with the UK FSA criteria. During the ICA process the managing agent evaluates the risks faced by the syndicate, including insurance, operational, market, liquidity, and credit risks and assesses the amount of capital syndicate Members should hold against that risk. The ICA is reviewed annually by Lloyd’s. Each syndicate is also required to submit a business plan to Lloyd’s on an annual basis, which is subject to the review and approval of the Lloyd’s Performance Management Directorate.

Lloyd’s has wide discretionary powers to regulate a Member’s underwriting. For example, Lloyd’s may change the way that syndicate expenses are allocated or vary the Funds at Lloyd’s investment criteria.  Any such change may affect the Member’s return on investment. If a Member is unable to pay its obligations to policyholders, such obligations may be payable by the Central Fund, which, in many ways, resembles a state guaranty fund in the United States. If Lloyd’s determines that the Central Fund needs to be increased, it may levy premiums on current Lloyd’s Members. The Council of Lloyd’s has discretion to assess up to 3% of a Member’s underwriting capacity in any one year as a Central Fund contribution.

Solvency II

The European Commission, which is the executive body of the European Union, has proposed a directive on insurance regulation and solvency requirements known as Solvency II. The European Insurance and Occupational Pensions Authority (“EIOPA”) is an independent advisory body to the European Parliament and the Council of the European Union, which is drafting the guidelines and standards to support the implementation of Solvency II. The Omnibus II Directive will set the date of entry into force of Solvency II. Without pre-empting the final decision of the European Parliament and the Council of the European Union on the timeline and the scope of the further regulatory measures, EIOPA has adopted a working assumption for the timeline of Solvency II, setting January 1, 2014 as a basis the entry into force of Solvency II. This timeline should allow EIOPA, its members and the industry to progress in preparing for the implementation of Solvency II according to specific milestones.

Solvency II has set the framework for the next generation of supervisory rules for insurance and reinsurance companies in the EU, and will impose economic risk-based solvency requirements across all EU Member States.  The aim of the Solvency II framework is to ensure that insurance and reinsurance undertakings are financially sound and can withstand adverse events in order to protect policyholders and the stability of the financial system as a whole. In addition to quantitative requirements, such as capital requirements (Pillar 1), insurance and reinsurance companies will be required to meet qualitative requirements relating to governance and risk-management (Pillar 2), as well as to regularly disclose information to supervisors and to the public (Pillar 3). Sirius International and its wholly-owned subsidiary, Sirius America, will be required to comply with Solvency II requirements.  In addition, it is possible that the NAIC could adopt part or all of Solvency II, including minimum capital requirements that could be in excess of the current minimum capital requirements for White Mountains’ U.S.-based insurance and reinsurance subsidiaries established by state regulations.  If the NAIC adopted Solvency II, White Mountains’ U.S.-based insurance and reinsurance operating subsidiaries’ businesses and results of operations could be materially impacted.

Bermuda

Insurance Regulation

The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), regulates the insurance businesses of the Bermuda branch of Sirius International, Star Re Ltd., a newly formed wholly-owned reinsurance subsidiary of the Sirius Group, White Shoals, WM Life Re and Scandinavian Re, and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (“BMA”). The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise to operate an insurance business. In addition, the BMA is required by the Insurance Act to determine whether a person who proposes to control 10 percent, 20 percent, 33 percent or 50 percent (as applicable) of the voting powers of a Bermuda registered insurer or its parent company is a fit and proper person to exercise such degree of control.

The continued registration of an applicant as an insurer is subject to the applicant complying with the terms of its registration and such other conditions as the BMA may impose from time to time. The Insurance Act also grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies.

The Insurance Act imposes solvency and liquidity standards on Bermuda insurance companies, as well as auditing and reporting requirements. White Mountains believes that it is in compliance with all applicable laws and regulations pertaining to its business that would have a material effect on its financial position in the event of non-compliance.

Certain Other Bermuda Law Considerations

The Company is an exempted company organized under the Companies Act 1981 of Bermuda (the “Companies Act”). As a result, the Company needs to comply with the provisions of the Companies Act regulating the payment of dividends and making of distributions from contributed surplus. A company is prohibited from declaring or paying a dividend, or making a distribution out of contributed surplus, if there are reasonable grounds for believing that:

(1)         the company is, or would after the payment be, unable to pay its liabilities as they become due; or

(2)         the realizable value of the company’s assets would thereby be less than its liabilities.

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

Shares may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act 2003 and the Exchange Control Act 1972, and related regulations of Bermuda which regulate the sale of securities in Bermuda. In addition, specific permission is required from the BMA pursuant to the provisions of the Exchange Control Act 1972 and related regulations, for all issuances and transfers of securities of Bermuda companies, other than in cases where the BMA has granted a general permission. The BMA in its policy dated June 1, 2005 provides that where any equity securities, including the Company’s common shares, of a Bermuda company are listed on an appointed stock exchange, general permission is given for the issue and subsequent transfer of any securities of a company from and/or to a non-resident, for as long as any equity securities of such company remain so listed. The New York Stock Exchange is deemed to be an appointed stock exchange under Bermuda law. Notwithstanding the above general permission, the BMA has granted the Company permission to, subject to its common shares being listed on an appointed stock exchange, (a) issue and transfer its shares, up to the amount of its authorized capital from time to time, to persons resident and non-resident of Bermuda for exchange control purposes; (b) issue and transfer options, warrants, depositary receipts, rights, and other securities; and (c) issue and transfer loan notes and other debt instruments and options, warrants, receipts, rights over loan notes and other debt instruments to persons resident and non-resident of Bermuda for exchange control purposes.

Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place in Bermuda. As an exempted company, the Company may not, without the express authorization of the Bermuda legislature or under a license granted by the Bermuda Minister of Finance, participate in various specified business transactions, including

•                  the acquisition or holding of land in Bermuda, except land held by way of lease or tenancy agreement which is required for the Company’s business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for the Company’s officers and employees and held with the consent of the Bermuda Minister of Finance, for a term not exceeding 21 years;

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

Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian) is available who meets the minimum standard requirements for the advertised position. The Bermuda government’s policy limits the duration of work permits to six years, with certain exemptions for key employees.

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

The following table presents the financial strength ratings assigned to White Mountains’ principal insurance and reinsurance operating subsidiaries as of February 28, 2012:

	A.M. Best(1)	Standard & Poor’s(2)	Moody’s(3)	Fitch(4)
OneBeacon
Rating	“A” (Excellent)	“A-” (Strong)	“A2” (Good)	“A” (Strong)
Outlook	Stable	Stable	Stable	Stable
Sirius Group
Rating	“A” (Excellent)	“A-” (Strong)	“A3” (Good)	“A-” (Strong)
Outlook	Stable	Stable	Stable	Stable

(1)         “A” is the third highest fifteen financial strength ratings assigned by A.M. Best.

(2)         “A-” is the seventh highest of twenty-one financial strength ratings assigned by Standard & Poor’s.

(3)         “A2” is the sixth highest and “A3” is the seventh highest of twenty-one financial strength ratings assigned by Moody’s.

(4)         “A” is the sixth highest and “A-” is the seventh highest of twenty-one financial strength ratings assigned by Fitch.

EMPLOYEES

As of December 31, 2011, White Mountains employed 1,813 persons (consisting of 40 persons at the Company and its intermediate holding companies, 1,300 persons at OneBeacon, 431 persons at Sirius Group, 34 persons at WM Advisors and 8 persons at WM Life Re). Management believes that White Mountains has satisfactory relations with its employees.

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

Item 1A.  Risk Factors

The information contained in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “FORWARD-LOOKING STATEMENTS” (page 90) for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements. The Company’s actual future results and trends may differ materially depending on a variety of factors including, but not limited to, the risks and uncertainties discussed below.

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

Our investment portfolio consists of fixed maturity securities, convertible fixed maturity securities, short-term investments, common equity securities and other long-term investments such as hedge funds and private equities. We invest to maximize long-term after-tax total risk-adjusted return subject to our investment guidelines and various regulatory restrictions. However, investing entails substantial risks. We cannot assure you that we will achieve our investment objectives, and our investment performance may vary substantially over time. Investment returns are an important part of our strategy to grow adjusted book value per share, and fluctuations in the fixed income or equity markets could impair our results of operations and financial condition. Investments generate both income, consisting primarily of interest earned on fixed maturity investments and dividends earned on equity securities, and realized and unrealized investment gains on securities.

Both the investment income we generate and the fair market value of our investment portfolio are affected by general economic and market conditions, including fluctuations in interest rates, foreign currency exchange rates, debt market levels, equity market levels and market volatility. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we attempt to manage the risks of changes in interest rates, we may not be able to do so. In particular, a significant increase in interest rates could result in significant losses in the fair value of our investment portfolio and, consequently, could have an adverse effect on our results of operations and financial condition. We are exposed to changes in equity markets. Because a portion of our investment portfolio is invested in securities denominated in currencies other than U.S. dollar, the value of our portfolio is sensitive to changes in foreign currency rates. We are also exposed to changes in the volatility levels of various investment markets. The underlying conditions are outside of our control and could adversely affect the value of our investments and our results of operations and financial condition.

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

We write insurance and reinsurance policies that cover losses from catastrophic events. Our policies cover unpredictable natural and other disasters, such as hurricanes, windstorms, earthquakes, floods, fires and explosions. In recent years, the frequency of major catastrophes has increased.  We have significant exposure to windstorm damage in the Northeast United States, a major earthquake or series of earthquakes in California, the Midwestern United States or Japan and windstorm damage in Northern Europe, the United States Atlantic Coast (i.e., Massachusetts to Florida) and the United States Gulf Coast region (i.e., Florida to Texas). In addition, we are exposed to losses from terrorist attacks, such as the attacks on the United States on September 11, 2001.

The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Increases in the value of insured property, the effects of inflation and changes in cyclical weather patterns may increase the severity of claims from catastrophic events in the future. Claims from catastrophic events could materially adversely affect our results of operations and financial condition. Our ability to write new insurance and reinsurance policies could also be impacted as a result of corresponding reductions in our capital levels.

We manage our exposure to catastrophic losses by limiting the aggregate insured value of policies in geographic areas with exposure to catastrophic events by estimating a PML for many different catastrophe scenarios and by buying reinsurance. In addition, to better manage the aggregate exposure to very large catastrophic events in our reinsurance business, Sirius Group monitors the largest NFI that we would suffer in the worst aggregate loss year as calculated by third-party models (i.e., the 10,000-year global annual aggregate PML). The calculation of the NFI begins with the modeled 10,000-year global annual aggregate PML and takes account of estimated reinstatement premiums, reinsurance recoverables (net of estimated uncollectible balances) and tax benefits. This amount is deducted from Sirius Group’s planned legal entity comprehensive income for the year (before any planned losses for catastrophe events) to arrive at the NFI.

To manage and analyze aggregate insured values, PML and NFI, we use a variety of tools, including catastrophe modeling software packages. Our estimates of PML and NFI are dependent on many variables, including assumptions about the demand surge and storm surge, loss adjustment expenses, insurance-to-value and storm intensity in the aftermath of weather- related catastrophes utilized to model the event, the relationship of the actual event to the modeled event and the quality of data provided to us by ceding companies (in the case of our reinsurance operations). Accordingly, if our assumptions about the variables are incorrect, the losses we might incur from an actual catastrophe could be materially higher than our expectation of losses generated from modeled catastrophe scenarios and our results of operations and financial condition could be materially adversely affected.

We may not maintain favorable financial strength or creditworthiness ratings which could adversely affect our ability to conduct business.

Third-party rating agencies assess and rate the financial strength, including claims-paying ability, of insurers and reinsurers. These ratings are based upon criteria established by the rating agencies and are subject to revision at any time at the sole discretion of the agencies. Some of the criteria relate to general economic conditions and other circumstances outside the rated company’s control. These financial strength ratings are used by policyholders, agents and brokers as an important means of assessing the suitability of insurers and reinsurers as business counterparties and have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. These financial strength ratings do not refer to our ability to meet non-insurance obligations and are not a recommendation to purchase or discontinue any policy or contract issued by us or to buy, hold or sell our securities. The maintenance of an “A-” or better financial strength rating from A.M. Best and/or Standard & Poor’s is particularly important to our ability to write new or renewal business in most markets.  General creditworthiness ratings are used by existing or potential investors to assess the likelihood of repayment on a particular debt issue. The maintenance of an investment grade creditworthiness rating (e.g., “BBB-” or better from Standard & Poor’s and “Baa3” or better from Moody’s) is particularly important to our ability to raise new debt with acceptable terms.  We believe that strong creditworthiness ratings are important factors that provide better financial flexibility when issuing new debt or restructuring existing debt.

Rating agencies periodically evaluate us to confirm that we continue to meet the criteria of the ratings previously assigned to us. See “RATINGS” on page 27 for a summary of financial strength ratings on our significant insurance and reinsurance operating subsidiaries. A downgrade, withdrawal or negative watch/outlook of our financial strength ratings could severely limit or prevent our insurance and reinsurance operating subsidiaries from writing new insurance or reinsurance policies or renewing existing policies, which could have a material adverse effect on our results of operations and financial condition. A downgrade, withdrawal or negative watch/outlook of our creditworthiness ratings could limit our ability to raise new debt or could make new debt more costly and/or have more restrictive conditions.

Additionally, some of Sirius Group’s assumed reinsurance contracts written in the United States contain optional cancellation, commutation and/or funding provisions that would be triggered if A.M. Best and/or Standard & Poor’s were to downgrade Sirius Group’s financial strength ratings below “A-”. A client may choose to exercise these rights depending on, among other things, the reasons for such a downgrade, the extent of the downgrade, the prevailing market conditions, the degree of unexpired coverage, and the pricing and availability of replacement reinsurance coverage. We cannot predict in advance how many of our clients would actually exercise such rights in the event of such a downgrade but widespread exercise of these options could be materially adverse.

The property and casualty insurance and reinsurance industries are highly competitive and cyclical and we may not be able to compete effectively in the future.

The property and casualty insurance and reinsurance industries are highly competitive and have historically been cyclical, experiencing periods of severe price competition and less selective underwriting standards (“soft markets”) followed by periods of relatively high prices and more selective underwriting standards (“hard markets”). OneBeacon competes with most of the specialty companies, such as Allied World Assurance Company, HCC Insurance Holdings, Inc., Ironshore Inc., Markel Corporation, RLI Corp. and W.R. Berkley Corporation. OneBeacon’s businesses each compete against a different subset of companies. In general terms, OneBeacon also competes to varying degrees in one or more of its businesses with most of the large multi-line insurance companies, such as ACE Limited, Chartis Insurance, Chubb Group of Insurance Companies, CNA Insurance, Liberty Mutual Insurance Group, Travelers Insurance Group Holdings Inc. and Zurich Financial Services Ltd. and with various local and regional insurance companies.  Sirius Group competes with numerous reinsurance companies throughout the world, including Alterra Capital Holdings, Ltd., Arch Capital Group Ltd., Aspen Insurance Holdings Ltd., Axis Capital Holdings, Ltd., Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., Flagstone Re Holdings SA, General Reinsurance Corporation, Hannover Ruckversicherung AG, Lloyd’s of London, Montpelier Re Holdings, Ltd., Munich Re Group, Odyssey Re Holdings Corporation, Partner Re Ltd., Platinum Underwriters Holdings Ltd., Renaissance Re Holdings Ltd., Scor Global P&C, Swiss Re Group, Transatlantic Holdings, Inc., Validus Holdings, Ltd. and XL Capital Ltd. Many of these competitors have greater resources than we do and have established long-term and continuing business relationships throughout the insurance industry, which can be a significant competitive advantage for them.

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

We are required to maintain adequate reserves to cover our estimated ultimate liabilities for loss and loss adjustment expenses. Loss and LAE reserves are typically comprised of (1) case reserves for claims reported and (2) IBNR reserves for losses that have occurred but for which claims have not yet been reported which include a provision for expected future development on case reserves. These reserves are estimates based on actuarial, claims and underwriting assessments of what we believe the settlement and administration of claims will cost based on facts and circumstances then known to us. Because of the uncertainties that surround estimating ultimate loss and LAE reserves, we cannot be certain that our reserves are adequate and actual claims and claim expenses paid might exceed our reserves due to the uncertainties that surround estimating loss and LAE reserves. If we determine in the future that our reserves are insufficient to cover our actual losses and LAE, we would have to add to our reserves, which could have a material adverse effect on our results of operations and financial condition.  For further discussion of our loss and LAE reserves, including our asbestos and environmental reserves, see “CRITICAL ACCOUNTING ESTIMATES - Loss and LAE Reserves” on page 65.

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

Sirius Group, like other reinsurance companies that write treaty reinsurance, generally does not evaluate separately each of the assumed individual insurance risks under our reinsurance contracts. As such, we are largely dependent upon the cedents’ original underwriting decisions. We are subject to the risk that the cedents may not have adequately or accurately evaluated the risks that they have insured, and we have reinsured, and that the premiums ceded may not adequately compensate us for the risks we assume. If our reserves are insufficient to cover our actual loss and LAE arising from our treaty reinsurance business, we would have to strengthen our reserves and incur charges to our earnings. These charges could be significant and could have a material adverse effect on our results of operations and financial condition.

We have significant foreign operations that expose us to certain additional risks, including foreign currency risks and political risk.

Sirius Group conducts a significant portion of its business outside of the United States. As a result, a significant portion of our assets, liabilities, revenues and expenses are denominated in currencies other than the U.S. dollar and are therefore subject to foreign currency risk. Our foreign currency risk cannot be eliminated entirely and significant changes in foreign exchange rates may adversely affect our results of operations and financial condition.

Our foreign operations are also subject to legal, political and operational risks that may be greater than those present in the United States. As a result, our operations at these foreign locations could be temporarily or permanently disrupted.

Our debt, preferred stock and related service obligations could adversely affect our business.

As of December 31, 2011, we had approximately $672 million face value of indebtedness and $250 million face value of non-cumulative perpetual preference shares outstanding.

Our ability to meet our debt, preferred stock and related service obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which are beyond our control. We are also subject to restrictive financial covenants contained in our revolving credit facility that require us to maintain specified financial ratios and to satisfy financial condition tests.  These covenants can restrict us in several ways, including our ability to incur additional indebtedness.  A breach of these covenants could result in an event of default under our revolving credit facility which would allow lenders to declare any amounts owed under the revolving credit facility to be immediately due and payable. A failure to pay principal and interest on a credit facility, mortgage or similar debt agreement with a principal amount greater than $25 million, where such a default results in the acceleration of such debt, could trigger cross acceleration provisions contained in the indenture of the OBH Senior Notes.  A failure to pay principal and interest on the OBH Senior Notes or the SIG Senior Notes could trigger a cross acceleration provision contained in our revolving credit facility.  If we do not have enough cash to repay accelerated debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more cash or sell equity. We cannot assure you that we will be able to accomplish any of these alternatives on terms acceptable to us, if at all.

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

Our top tier regulated insurance and reinsurance operating subsidiaries have the ability to pay approximately $696 million of dividends and group contributions without prior approval of regulatory authorities during 2012.  At December 31, 2011, the Company and its intermediate holding companies had $1,554 million of net unrestricted cash, short-term investments and fixed maturity investments and $350 million of common equity securities and other long-term investments outside of OneBeacon and Sirius Group and $375 million available to be drawn from its revolving credit facility.  In addition, at December 31, 2011 OneBeacon Ltd. and its intermediate holding companies had $183 million of net unrestricted cash, short-term investments and fixed maturity investments and $30 million of common equity securities and convertible fixed maturity investments outside of its regulated and unregulated insurance operating subsidiaries; Sirius Group and its intermediate holding companies had $75 million of net unrestricted cash, short-term investments and fixed maturity investments and $16 million of other long-term investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries. See “Dividend Capacity” on page 56. Management believes that our cash balances, cash flows from operations and cash flows from investments are adequate to meet expected cash requirements for the foreseeable future on both a holding company and operating subsidiary level. However, if our insurance and reinsurance subsidiaries cannot pay dividends in future periods or if we contribute additional funds to fulfill our obligations under our life reinsurance contracts, we may have difficulty servicing our debt, paying dividends on our common and preferred shares and meeting our holding company expenses. For additional information relating to insurance and reinsurance regulations governing our operations, see “Regulation” on page 22.

We may suffer losses from unfavorable outcomes from litigation and other legal proceedings.

In the ordinary course of business, we are subject to litigation and other legal proceedings as part of the claims process, the outcomes of which are uncertain. We maintain reserves for these legal proceedings as part of our loss and LAE reserves. We also maintain separate reserves for legal proceedings that are not related to the claims process.  Additionally, we have agreed to indemnify Allstate in respect of certain litigation and other matters arising out of the operations of Esurance prior to the closing of the Esurance Sale.  In the event of an unfavorable outcome in one or more legal matters, our ultimate liability may be in excess of amounts we have currently reserved for and such additional amounts may be material to our results of operations and financial condition. For a description of our material legal proceedings, see “Legal Proceedings” on page 35 and Note 19 Commitments and Contingencies on page F-66.

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

In addition, the Dodd-Frank Act, which was enacted in 2010, created the FIO within the Treasury Department. The FIO is responsible for gathering information and monitoring the insurance industry to identify gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or U.S. financial system. The FIO also has the authority to recommend changes to state insurance laws and regulations. The FIO is expected to issue its first report on modernizing and improving insurance regulation in 2012. We cannot predict whether the FIO will recommend any such changes, whether any states will adopt any such changes, or what effect such changes may have on our insurance operations.

Our non-U.S. reinsurance companies are subject to foreign regulations, including Solvency II which will be effective January 1, 2014 and will regulate insurance firms that operate in the EU.  Solvency II was enacted to reduce the risk that insurers would not be able to pay claims to policyholders as well as promote financial stability through minimum capital requirements as well as other requirements for the governance and risk management of insurers and the supervision of insurers.  We cannot predict what regulations will be adopted to implement Solvency II nor the impact of such regulation upon our non-U.S. reinsurers.  In addition, it is possible that the NAIC could adopt part or all of Solvency II including minimum capital requirements that could be in excess of our current minimum capital requirements established by state regulations.  If the NAIC adopted Solvency II including additional capital requirements, our business and results of operations could be materially impacted.

We could be subject to litigation, regulatory enforcement action and damage to our reputation if confidential personally identifiable information is mishandled or stolen.

Our operating entities, particularly OneBeacon, collect and store personally identifiable information from consumers.  If our data security measures fail and personally identifiable information is mishandled or stolen, we could be subject to litigation and regulatory enforcement action.  Further, such a failure could damage our reputation, which could have an adverse effect on our business, results of operations and financial condition.

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

We have a deferred tax asset of $109 million (net of a valuation allowance of $7 million) related to net operating loss carryforwards, capital loss carryforwards and tax credit carryforwards at December 31, 2011 that are subject to carryforward limitations in the United States.  We also have a deferred tax asset of $276 million (net of a valuation allowance of $225 million) related to net operating loss carryforwards in Luxembourg at December 31, 2011 that are not subject to limitation. The loss carryforwards in Luxembourg primarily relate to tax deductible write-downs in 2007 and 2008 of investments in U.S. subsidiaries held by Luxembourg subsidiaries. Utilization of these assets and other assets included in our worldwide net deferred tax asset of $171 million (net of a valuation allowance of $233 million) is dependent on generating sufficient future taxable income of the appropriate character (i.e., ordinary income or capital gains) in the appropriate jurisdiction. If it is determined that it is more likely than not that sufficient future taxable income will not be generated, we would be required to increase the valuation allowance in future periods, which would have an adverse effect on our results of operations and financial condition.

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

Item 2.  Properties

The Company maintains two professional offices in Hamilton, Bermuda which serve as its headquarters and its registered office. The Company’s principal executive office is in Hanover, New Hampshire. In addition, White Mountains maintains professional offices in Guilford, Connecticut, which house its investment and corporate finance functions, and Boston, Massachusetts, which house its corporate accounting, reporting and internal audit functions.

OneBeacon Ltd.’s headquarters are located in Hamilton, Bermuda and its United States corporate headquarters and principal executive office is located in Minnetonka, Minnesota. OneBeacon also maintains branch offices in various cities throughout the United States.

Sirius Group Ltd.’s headquarters are located in Hamilton, Bermuda and its principal executive office is located in New York, New York.  Sirius International is headquartered in Stockholm, Sweden with various branch offices in Europe, Australia, Asia and Bermuda.  Sirius America is headquartered in New York, New York with various branch offices in the United States and in Toronto, Canada.

The Company’s headquarters, registered office, principal executive office, and corporate accounting, reporting and internal audit offices are leased.  White Mountains owns its investment and corporate finance office in Connecticut. Sirius Group’s home offices and substantially all of its branch offices are leased.  OneBeacon owns a building in Canton, Massachusetts that houses its corporate and other shared services functions, while its principal executive office and branch offices are leased. Management considers its office facilities suitable and adequate for its current level of operations.

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

Tribune Company

In June 2011, Deutsche Bank Trust Company Americas, Law Debenture Company of New York and Wilmington Trust Company (collectively referred to as the “Plaintiff”), in their capacity as trustees for certain senior notes issued by the Tribune Company (“Tribune”), filed lawsuits in various jurisdictions against numerous defendants including certain of White Mountains’ subsidiaries in their capacity as former shareholders of the Tribune seeking recovery of the proceeds from the sale of common stock of the Tribune in connection with the Tribune’s leveraged buyout in 2007 (the “LBO”). The Plaintiff seeks recovery of the proceeds received by the former Tribune shareholders on the basis that the Tribune purchased or repurchased its common shares without receiving fair consideration at a time when it was, or as a result of the purchases of shares, was rendered, insolvent.  Certain subsidiaries of White Mountains, received a total of approximately $39 million for the Tribune common stock it tendered in connection with the leveraged buyout. The various cases are now pending before a Multi District Litigation panel (“MDL”) in the federal district court in New York.

In December 2011, the MDL granted a motion to consolidate all of the lawsuits brought by Plaintiffs for pretrial matters and transfer all such proceedings to the United States District Court for the Southern District of New York. The consolidated cases are currently stayed pending further order of the Bankruptcy Court.

In addition OneBeacon, OBIC-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company, on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer. The adversary proceeding is currently pending in Bankruptcy Court.  That case is also stayed pending further order of the Bankruptcy Court.

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

On November 16, 2009, Scandinavian Re filed a motion to vacate the arbitration award in federal court in the Southern District of New York. On February 23, 2010, the court issued an order granting Scandinavian Re’s motion to vacate the arbitration award. On March 15, 2010, St. Paul filed a notice of appeal with the 2nd Circuit Court of Appeals. On February 3, 2012, the 2nd Circuit Court of Appeals issued an opinion reversing the district court order. The appeals court remanded the action back to the district court with instructions to confirm the arbitration award. The circuit court’s decision did not have a material effect on White Mountains’ financial condition, results of operations or cash flows.

Item 4.   Mine Safety Disclosures

None.

Executive Officers of the Registrant and its Subsidiaries (As of February 28, 2012)

Name	Position	Age	Executive officer since
Raymond Barrette	Chairman and CEO	61	2007
Reid T. Campbell	Managing Director of White Mountains Capital, Inc.	44	2007
David T. Foy	Executive Vice President and Chief Financial Officer	45	2003
T. Michael Miller	President and CEO of OneBeacon Ltd.	53	2005
J. Brian Palmer	Vice President and Chief Accounting Officer	39	2001
G. Manning Rountree	Managing Director of White Mountains Capital, Inc. and President of WM Advisors	39	2009
Robert L. Seelig	Managing Director and General Counsel	43	2002
Allan L. Waters	President and CEO of Sirius Group Ltd.	54	2007

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

Mr. Palmer has served as Chief Accounting Officer of the Company since 2001 and previously served as Controller of a subsidiary of White Mountains from 1999 to 2001. Prior to joining White Mountains in 1999, Mr. Palmer was with PricewaterhouseCoopers LLP.

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

Mr. Waters was appointed President and CEO of Sirius Group Ltd. in March 2007. Mr. Waters served as a director of White Mountains from 2003 to 2004 and was re-elected as a director in November 2005.  From 1998 to 2007, Mr. Waters was the founder and Managing Member of Mulherrin Capital Advisors, LLC. Mr. Waters formerly served as Senior Vice President and Chief Financial Officer of White Mountains from 1993 to 1997, and originally joined the Company in 1985.

PART II

Item 5.  Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

White Mountains’ common shares are listed on the New York Stock Exchange (symbol “WTM”) and the Bermuda Stock Exchange (symbol “WTM-BH”). As of February 22, 2012, there were 328 registered holders of White Mountains common shares, par value $1.00 per share. The quarterly range of the high and low sales price for common shares during 2011 and 2010 is presented below:

	2011		2010
Quarter ended:	High	Low	High	Low
December 31	$453.79	$395.03	$338.65	$307.29
September 30	438.25	377.00	333.88	294.91
June 30	428.24	343.63	363.37	306.01
March 31	381.25	338.89	359.18	314.17

For information on securities authorized for issuance under the Company’s equity compensation plans, see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” on page 93.

The following graph shows the five-year cumulative total return for a shareholder who invested $100 in common shares as of January 1, 2006, assuming re-investment of dividends. Cumulative returns for the five-year period ended December 31, 2011 are also shown for the Standard & Poor’s 500 Stocks (Property & Casualty) Capitalization Weighted Index (“S&P P&C”) and the Standard & Poor’s 500 Stocks Capitalization Weighted Index (“S&P 500”) for comparison.

Purchases of Equity Securities by the Company

The following table provides information regarding common shares repurchased by the Company during the fourth quarter of 2011:

Months	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
October 1 - 31, 2011	—		—	—	236,685
November 1 — 30, 2011	7,474	(2)	$420.95	3,000	233,685
December 1 — 31, 2011	45,388		$435.56	45,388	188,297
Total	52,862		$433.50	48,388	188,297

(1)          On November 17, 2006, White Mountains’ board of directors authorized the Company to repurchase up to 1 million of its common shares, from time to time, subject to market conditions.  On August 26, 2010, White Mountains’ board of directors authorized the Company to repurchase up to an additional 600,000 common shares, for a total authorization of 1.6 million shares.  Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorization does not have a stated expiration. As of February 24, 2012, the Company had 30,668 shares remaining under its share repurchase authorization.

(2)          On November 20, 2011, White Mountains completed a “modified Dutch auction” self-tender offer and repurchased 4,474 of its common shares at $425 per share, for a total cost of $2 million, including fees and expenses related to the tender offer. This tender offer was authorized by White Mountains’ board of directors in August 2011 and does not impact the previously announced repurchase authorization referred to above.

Item 6.  Selected Financial Data

Selected consolidated income statement data and ending balance sheet data for each of the five years ended through December 31, 2011, follows:

	Year Ended December 31,
$ in millions, except share and per share amounts	2011	2010	2009	2008(a)	2007
Income Statement Data:
Revenues(b)	$2,178	$2,567	$3,443	$1,948	$3,758
Expenses	2,116	2,414	2,646	3,018	3,008
Pre-tax income (loss)(b)	62	153	797	(1,070)	750
Income tax (expense) benefit	123	(17)	(214)	482	(233)
Noncontrolling interest	(42)	(53)	(109)	74	(97)
Equity in (losses) earnings of unconsolidated affiliates	(20)	10	24	6	29
Discontinued operations, net of tax(c)	645	(6)	(28)	(51)	(42)
Net income (loss) before extraordinary items	768	87	470	(559)	407
Extraordinary gains	—	—	—	4	—
Net income (loss) attributable to White Mountains’ common shareholders	$768	$87	$470	$(555)	$407
Earnings (loss) before extraordinary items attributable to White Mountains’ common shareholders per share:
Basic — continuing operations	$15.56	$10.89	$56.25	$(49.23)	$41.69
Basic — discontinued operations	81.88	(.77)	(3.14)	(5.03)	(3.92)
Diluted — continuing operations	$15.56	$10.89	$56.24	$(49.23)	$41.65
Diluted — discontinued operations	81.88	(.77)	(3.14)	(5.03)	(3.92)
Balance Sheet Data:
Total assets	$14,064	$14,534	$15,443	$15,896	$19,083
Debt(d)	671	819	1,051	1,362	1,193
Mandatorily redeemable preferred stock of subsidiaries	—	—	—	—	278
Noncontrolling interest—OneBeacon Ltd	273	295	351	284	517
Noncontrolling interest—SIG Preference Shares	250	250	250	250	250
Noncontrolling interest—consolidated limited partnerships	57	63	83	80	121
White Mountains’ common shareholders’ equity	4,088	3,653	3,657	2,899	4,713
Book value per share(e)	$539.43	$445.76	$412.73	$328.97	$446.83
Adjusted book value per share(f)	$542.11	$440.59	$416.52	$353.07	$447.36
Share Data:
Cash dividends paid per common share	$1.00	$1.00	$1.00	$4.00	$8.00
Ending common shares (000’s)(g)	7,578	8,195	8,860	8,809	10,554
Ending equivalent common shares (000’s)(h)	(38)	(37)	(57)	(37)	(37)
Ending common and equivalent common shares (000’s)	7,540	8,158	8,803	8,772	10,517

(a)          Due to the global financial crisis, during 2008 White Mountains experienced significant decreases in: realized and unrealized investment returns reported in revenues; net income; total assets; and adjusted book value per share.

(b)         Effective January 1, 2008, White Mountains adopted ASC 825 and elected to record the changes in unrealized gains and losses from nearly all of its investment portfolio in net income. In prior periods, these changes have been included in other comprehensive income. Accordingly, total revenues and pre-tax income (loss) for periods prior to 2008 are not directly comparable to such measures for all other periods presented above.

(c)          As a result of the Esurance Sale and the AutoOne Sale, White Mountains has reclassified the results from these businesses for the past five years in the table above to discontinued operations, net of tax. In 2011, discontinued operations, net of tax, includes a $678 gain related to the Esurance Sale and a $19 loss related to the AutoOne Sale.

(d)         During 2011 and 2010, OneBeacon repurchased $150 and $187 face value of the OBH Senior Notes. At December 31, 2008, White Mountains had $200 outstanding under its credit facility, which was repaid during 2009.

(e)          Includes the dilutive effects of outstanding incentive options to acquire common shares. Non-qualified options were not included in the diluted earnings per share denominator as their inclusion would be anti-dilutive for the periods presented.

(f)            Adjusted book value per share is a non-GAAP measure which is derived by expanding the GAAP book value per share calculation to include the effects of assumed conversion of all in-the-money convertible securities and to exclude the net unrealized gains (losses) from Symetra’s fixed maturity portfolio and unearned restricted common shares. See the reconciliation of adjusted book value per share to book value per share on page 40.

(g)         During 2008, Berkshire exchanged 1,634,921 of the Company’s common shares for a combination of cash and assets. During 2011, 2010 and 2008, the Company repurchased and retired 313,967, 677,125 and 129,770 common shares, respectively, under its share repurchase program. During 2011, the company also completed two “modified Dutch auction” self-tender offers and repurchased 332,346 of its common shares.

(h)         Includes outstanding options to acquire common shares, when applicable, and excludes unearned shares of restricted stock, the compensation of which, at the date of calculation, has yet to be amortized.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains “forward-looking statements”. White Mountains intends statements that are not historical in nature, which are hereby identified as forward-looking statements, to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. White Mountains cannot promise that its expectations in such forward-looking statements will turn out to be correct. White Mountains’ actual results could be materially different from and worse than its expectations. See “FORWARD-LOOKING STATEMENTS” on page 90 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

Overview—Year Ended December 31, 2011 versus Year Ended December 31, 2010

White Mountains ended 2011 with an adjusted book value per share of $542, an increase of 23%, including dividends, from December 31, 2010.  White Mountains reported adjusted comprehensive income of $745 million in 2011 compared to adjusted comprehensive income of $141 million in 2010.  The increase in adjusted book value per share in 2011 was driven by an $89 increase from the gain from the Esurance Sale, net of transaction related expenses. In addition, adjusted book value per share increased $17 in 2011 from the release of a valuation allowance against deferred tax assets in two Luxembourg subsidiaries and $5 from share repurchases.  White Mountains’ investment return was 2.9% in 2011, a solid result given the short duration and conservative positioning of the investment portfolio.  OneBeacon reported strong underwriting results in its specialty business, somewhat offset by losses in run-off business, while Sirius Group reported breakeven underwriting results in 2011, despite record economic losses from catastrophe events around the world.  Adjusted book value per share decreased $6 from a GAAP other-than-temporary impairment write-down on the investment in Symetra common shares.  White Mountains concluded that the accounting impairment on its investment in Symetra common shares existed due to the prolonged low interest rate environment in which life insurance companies currently operate and not from reasons specific to Symetra itself.  As a result, White Mountains does not believe that the accounting impairment equates to an impairment in Symetra’s long-term intrinsic business value.  See CRITICAL ACCOUNTING ESTIMATES - White Mountains’ Investment in Symetra Common Shares on page 88 for a more detailed discussion.  Foreign currency translation did not have a significant impact on adjusted book value per share in 2011.  See Foreign Currency Translation on page 43.

OneBeacon ended 2011 with a book value per share of $11.56, an increase of 3%, including dividends, from December 31, 2010.  OneBeacon’s total GAAP combined ratio was 96% for 2011 compared to 100% for 2010, while its specialty insurance GAAP combined ratio was 92% for 2011 compared to 94% for 2010.  OneBeacon’s total GAAP combined ratio for 2011 was not impacted by loss reserve development, as favorable loss reserve development of $30 million (3 points) in specialty business was essentially offset by adverse loss reserve development of $27 million (3 points) in run-off business resulting from a detailed review of run-off expenses, principally unallocated loss adjustment expenses (“ULAE”), completed during the fourth quarter of 2011.  OneBeacon’s total GAAP combined ratio for 2010 included a number of large losses, particularly from personal and non-specialty commercial lines businesses that OneBeacon no longer writes.  The improvement in OneBeacon’s specialty insurance combined ratio for 2011 was primarily due to improved current accident year results. Sirius Group reported a GAAP combined ratio of 100% in 2011 compared to 94% in 2010.  Both years were impacted by significant catastrophe losses as the 2011 GAAP combined ratio included 24 points of catastrophe losses compared to 23 points in 2010.

Total net written premiums decreased 3% to $1,979 million in 2011 from $2,025 million in 2010, primarily due to lower net written premiums at OneBeacon, partially offset by increases at Sirius Group.  OneBeacon’s net written premiums decreased 8% to $1,063 million in 2011, reflecting decreases from the Commercial Lines Transaction and the Personal Lines Transaction. OneBeacon’s specialty insurance net written premiums increased 8% in 2011 to $1,063 million, primarily due to new business and improved retention in several lines, particularly within the accident, government risk, energy and technology businesses. Sirius Group’s net written premiums increased 6% to $916 million in 2011, primarily due to increases in the accident and health and trade credit lines of business and foreign currency translation.

Overview—Year Ended December 31, 2010 versus Year Ended December 31, 2009

White Mountains ended 2010 with an adjusted book value per share of $441, an increase of 6%, including dividends, from December 31, 2009. White Mountains reported adjusted comprehensive income of $141 million in 2010 compared to $560 million in 2009.  The increase in adjusted book value per share in 2010 was driven by decent investment and underwriting results and share repurchases, offset somewhat by losses at WM Life Re from reduced surrender assumptions.  White Mountains’ investment return was 5.0% in 2010, an acceptable result given the conservative positioning of the portfolio.  Underwriting results for 2010 were solid but worse than 2009, as OneBeacon’s underwriting results were adversely impacted by losses in businesses it recently exited, while Sirius Group was adversely impacted by large catastrophe losses, principally from the Chile earthquake in February 2010.  Share repurchases increased adjusted book value per share by $7 in 2010.

OneBeacon ended 2010 with a book value per share of $13.02, an increase of 9%, including dividends, from December 31, 2009.  OneBeacon’s total GAAP combined ratio was 101% for 2010 compared to 94% for 2009, while its specialty insurance combined ratio was 94% for 2010 compared to 83% in 2009.  The increase in OneBeacon’s total GAAP combined ratio was primarily due to large loss activity and catastrophe losses experienced earlier in the year, particularly in recently exited personal lines and non-specialty commercial lines. OneBeacon’s 2010 specialty insurance combined ratio also had 6 fewer points of favorable reserve development than in 2009.  Sirius Group reported a GAAP combined ratio of 94% in 2010 compared to 80% in 2009.  This increase was principally due to increased catastrophe losses in 2010, which were 16 points higher than in 2009.

Total net written premiums decreased 23% to $2,025 million in 2010 from $2,625 million in 2009, primarily due to lower net written premiums at OneBeacon, partially offset by increases at the Sirius Group.  OneBeacon’s net written premiums decreased 36% to $1,159 million in 2010, reflecting the Commercial Lines Transaction beginning with January 1, 2010 renewals and the Personal Lines Transaction in July 2010. OneBeacon’s specialty insurance premiums increased 4% in 2010 to $988 million.  Sirius Group’s net written premiums increased 7% in 2010 to $866 million, due mainly to increases in the trade credit and accident and health lines and the effects of foreign currency translation.

Adjusted Book Value Per Share

The following table presents White Mountains’ adjusted book value per share, a non-GAAP financial measure, for the years ended December 31, 2011, 2010 and 2009 and reconciles this non-GAAP measure to the most comparable GAAP measure (See NON-GAAP FINANCIAL MEASURES on page 64):

	December 31,
	2011	2010	2009
Book value per share numerators (in millions):

White Mountains’ common shareholders’ equity	$4,087.7	$3,653.0	$3,657.4
Benefits to be received from share obligations under employee benefit plans(1)	—	—	.4
Book value per share numerator	4,087.7	3,653.0	3,657.8
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	—	(58.5)	9.0
Adjusted book value per share numerator	$4,087.7	$3,594.5	$3,666.8
Book value per share denominators (in thousands of shares):

Common shares outstanding	7,577.9	8,194.9	8,860.2
Share obligations under employee benefit plans(1)	—	—	2.4
Book value per share denominator	7,577.9	8,194.9	8,862.6
Unearned restricted shares	(37.6)	(36.5)	(59.1)
Adjusted book value per share denominator	7,540.3	8,158.4	8,803.5
Book value per share	$539.43	$445.76	$412.73
Adjusted book value per share	$542.11	$440.59	$416.52
Dividends paid per share	$1.00	$1.00	$1.00

(1)          Assumes conversion of in-the-money stock options

Review of Consolidated Results

A summary of White Mountains’ consolidated financial results for the years ended December 31, 2011, 2010 and 2009 follows:

	Year Ended December 31,
Millions	2011	2010	2009
Gross written premiums	$2,253.9	$2,638.3	$3,027.5
Net written premiums	$1,978.6	$2,024.8	$2,624.6
Revenues
Earned insurance and reinsurance premiums	$1,927.8	$2,251.8	$2,717.6
Net investment income	184.5	208.9	250.1
Net realized and unrealized investment gains	122.8	82.6	361.7
Other revenue — foreign currency translation (losses) gains	(54.2)	22.6	66.9
Other revenue — Tuckerman Fund I and II(1)	24.3	23.3	62.3
Other revenue — Symetra warrants	(24.5)	(1.4)	11.2
Other revenue — other	(2.6)	(21.1)	(26.5)
Other revenue (losses)	(57.0)	23.4	113.9
Total revenues	2,178.1	2,566.7	3,443.3
Expenses
Losses and LAE	1,206.9	1,389.2	1,424.1
Insurance and reinsurance acquisition expenses	400.0	479.1	547.2
Other underwriting expenses	279.1	332.9	406.6
General and administrative expenses	143.5	126.0	126.4
General and administrative expenses — Tuckerman Fund I and II(1)	23.5	20.6	58.8
Accretion of fair value adjustment to loss and LAE reserves	8.3	8.5	12.2
Interest expense on debt	55.2	57.3	70.8
Total expenses	2,116.5	2,413.6	2,646.1
Pre-tax income	61.6	153.1	797.2
Income tax benefit (expense)	122.7	(16.9)	(214.2)
Net income from continuing operations	184.3	136.2	583.0
Net gain on sale of Esurance, net of tax	677.5	—	—
Net loss on sale of AutoOne, net of tax	(19.2)	—	—
Net loss from discontinued operations, net of tax	(13.0)	(6.6)	(27.8)
Equity in (losses) earnings of unconsolidated affiliates	(20.2)	9.9	24.3
Net income	809.4	139.5	579.5
Net income attributable to noncontrolling interests	(41.5)	(53.0)	(109.5)
Net income attributable to White Mountains’ common shareholders	767.9	86.5	470.0
Change in equity in net unrealized (losses) gains from investments in unconsolidated affiliates	(58.5)	73.5	192.4
Change in foreign currency translation and other	(26.0)	56.1	92.1
Comprehensive income	683.4	216.1	754.5
Comprehensive loss (income) attributable to noncontrolling interests	2.8	(1.7)	(3.7)
Comprehensive income attributable to White Mountains’ common shareholders	686.2	214.4	750.8
Change in net unrealized losses (gains) from Symetra’s fixed maturity portfolio	58.5	(73.5)	(191.3)
Adjusted comprehensive income	$744.7	$140.9	$559.5

(1)          As a result of White Mountains’ adoption of the revisions to the guidance for variable interest entities under ASU 2009-17, effective January 1, 2010, White Mountains no longer consolidates the results of Tuckerman Fund II. See Note 1.

Consolidated Results—Year Ended December 31, 2011 versus Year Ended December 31, 2010

White Mountains’ total revenues decreased 15% to $2,178 million in 2011 compared to $2,567 million in 2010, primarily due to lower earned insurance and reinsurance premiums, partially offset by higher net investment gains and lower losses at WM Life Re. Earned premiums were down 14% to $1,928 million in 2011 as a 28% decrease at OneBeacon, which was driven by the Personal Lines Transaction and the Commercial Lines Transaction, was partially offset by an 8% increase at Sirius Group.  Excluding the $425 million of earned premiums in 2010 related to the exited businesses at OneBeacon, White Mountains’ earned premiums increased 6% in 2011. Net investment income was down 26% to $185 million in 2011, due primarily to lower fixed maturity yields and a reduction in invested assets from the Personal Lines Transaction, OBH Senior Notes repurchases at OneBeacon and share repurchases. White Mountains reported net realized and unrealized investment gains of $123 million in 2011 compared to $83 million in 2010. Both periods were significantly impacted by foreign currency translation on U.S. dollar-denominated investments at Sirius International, the effects of which are offset in other comprehensive income (see “Impact of Foreign Currency on Investment Returns” on page 51). Other revenues decreased to a loss of $57 million in 2011 from a gain of $23 million in 2010, due primarily to foreign currency translation losses and higher mark-to-market losses on the Symetra warrants, partially offset by lower losses reported by WM Life Re.  Other revenues included a $27 million loss from WM Life Re in 2011 compared to a $61 million loss in 2010.  Other revenues in 2011 also included a $7 million pre-tax gain from Sirius Group’s acquisition of Old Lyme, while other revenues in 2010 also included a $13 million pre-tax gain from Sirius Group’s acquisition of Central National.

White Mountains’ total expenses decreased 12% to $2,117 million in 2011 compared to $2,413 million in 2010. Losses and LAE expenses decreased $182 million, or 13%, insurance and reinsurance acquisition expenses decreased $79 million, or 17%, and other underwriting expenses decreased $54 million, or 16%, all due primarily to the Personal Lines Transaction and Commercial Lines Transaction.  Excluding $487 million in expenses reported in 2010 related to the exited businesses at OneBeacon, White Mountains’ total expenses increased 10% in 2011, as losses and LAE expenses, insurance and reinsurance acquisition expenses and other underwriting expenses increased 13%, 5% and 6%. General and administrative expenses increased 14% to $167 million in 2011 compared to $147 million in 2010, due primarily to increased compensation expenses as a result of the gain from the Esurance Sale and to the increase in White Mountains’ stock price during 2011.  Interest expense on debt decreased 4% to $55 million in 2011 compared to $57 million in 2010, primarily due to reductions of outstanding debt resulting from repurchases of OBH Senior Notes.

Consolidated Results—Year Ended December 31, 2010 versus Year Ended December 31, 2009

White Mountains’ total revenues decreased 25% to $2,567 million in 2010 compared to $3,443 million in 2009, primarily due to lower net investment gains and lower earned premiums due to the Commercial and Personal Lines Transactions.  White Mountains reported net realized and unrealized investment gains of $83 million in 2010 compared to $362 million in 2009. Earned premiums decreased 17% in 2010 compared to 2009, with decreases at both OneBeacon and Sirius Group.  Excluding earned premiums in 2010 and 2009 related to the exited businesses at OneBeacon, White Mountains’ earned premiums increased 3% in 2010. Net investment income was down 16% to $209 million in 2010, due primarily to lower fixed maturity yields and a reduction in invested assets from the Personal Lines Transaction, including a shift to lower yielding short-term investments during the first six months of 2010 in preparation for the sale, the OBH Senior Notes repurchases at OneBeacon and share repurchases.  Other revenues decreased to $23 million in 2010 from $114 million in 2009, primarily due to a $44 million decrease in foreign currency translation gains at Sirius Group and a $39 million decrease related to the deconsolidation of Tuckerman Fund II effective January 1, 2010, partially offset by a $13 million pre-tax gain from Sirius Group’s acquisition of Central National.  Other revenues included $23 million of foreign currency translation gains at Sirius Group in 2010 compared to $67 million in 2009.

White Mountains’ total expenses decreased 9% to $2,414 million in 2010 compared to $2,646 million in 2009.  Excluding expenses reported in 2010 and 2009 related to the exited businesses at OneBeacon, White Mountains’ total expenses increased 10% in 2010, as losses and LAE expenses, insurance and reinsurance acquisition expenses and other underwriting expenses increased 30%, 1% and 6%. The increase in losses and LAE expenses was primarily due to a $168 million increase in catastrophe losses over 2009.  General and administrative expenses decreased 21% to $147 million in 2010 compared to $185 million in 2009, primarily due to a $38 million decrease related to the deconsolidation of Tuckerman Fund II effective January 1, 2010. Interest expense on debt decreased 19% to $57 million in 2010 compared to $71 million in 2009, primarily due to reductions of outstanding debt resulting from repurchases of OBH Senior Notes and the full repayment of the Sierra Note and the Atlantic Specialty Note.

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

White Mountains reported an income tax benefit of $123 million in 2011 on pre-tax income of $62 million, due primarily to a $130 million tax benefit from the release of a valuation allowance against certain deferred tax assets as a result of the reorganization of Sirius Group. In connection with the reorganization, which included Sirius Group’s acquisition of a Luxembourg holding company from OneBeacon in January 2012, internal debt was contributed to holding companies that had large deferred tax assets offset by full valuation allowances.  Because the reorganization created a future stream of income for these holding companies, White Mountains was required to reduce the valuation allowances by $130 million in the fourth quarter of 2011. White Mountains also recorded a reclassification of $3 million of equity from White Mountains’ common shareholders’ equity to non-controlling interest, which represents OneBeacon’s minority shareholders’ portion of the excess of the purchase price over the net assets of the Luxembourg holding company.  Excluding the valuation allowance reduction, White Mountains effective tax rate for 2011 was 11.0%, which was lower than the U.S. statutory rate of 35% due primarily to income generated in jurisdictions other than the United States.  The income tax expense related to pre-tax income for 2010 and 2009 represented an effective tax rate of 11.0% and 26.9%, respectively, which were lower than the U.S. statutory rate of 35% due primarily to income generated in jurisdictions other than the United States.

Discontinued Operations

On October 7, 2011, White Mountains completed the sale of Esurance to Allstate for cash equal to $700 million plus the tangible book value at closing of the entities being sold and recorded a gain of $678 million.  OneBeacon agreed to sell its AutoOne business to Interboro and recorded a charge of $19 million after-tax in 2011 for the estimated loss on the sale. The transaction closed in February of 2012.  As a result of these transactions, the results of the Esurance and AutoOne businesses and related transaction gains and losses are reported in discontinued operations in White Mountains’ GAAP financial statements.

Foreign Currency Translation

A summary of the impact of foreign currency translation on White Mountains’ consolidated financial results for the years ended December 31, 2011, 2010 and 2009 follows:

	Year Ended December 31,
Millions	2011	2010	2009
Other revenue — foreign currency translation	$(5.8)	$27.6	$28.9
Other revenue — realized foreign exchange gains (losses) on investment sales	(48.4)	(5.0)	38.0
Total other revenue — foreign currency translation	(54.2)	22.6	66.9
Net unrealized foreign currency investment gains (losses)(1)	69.4	(71.0)	(66.9)
Income tax (expense) benefit	(4.8)	14.8	(1.5)
Total foreign currency translation gains (losses) recognized through net income	10.4	(33.6)	(1.5)

Change in foreign currency translation on investments	(41.7)	107.9	147.1
Change in foreign currency translation on non-investment net liabilities	26.5	(58.1)	(74.1)
Total foreign currency translation (losses) gains recognized through other comprehensive income	(15.2)	49.8	73.0

Total foreign currency gains (losses) recognized through comprehensive income	$(4.8)	$16.2	$71.5

(1) Component of net realized and unrealized investments gains on the income statement.

In connection with the Sirius Group Reorganization and in light of global market conditions, White Mountains significantly reduced its exposure to foreign currency translation gains and losses in 2011. See “Qualitative and Quantitative Disclosures About Market Risk - Foreign Currency Exchange Risk” on page 92.

I. Summary of Operations By Segment

White Mountains conducts its operations through three segments: (1) OneBeacon, (2) Sirius Group, and (3) Other Operations. While investment results are included in these segments, because White Mountains manages the majority of its investments through its wholly-owned subsidiary, WM Advisors, a discussion of White Mountains’ consolidated investment operations is included after the discussion of operations by segment. White Mountains’ segment information is presented in Note 14 —“Segment Information” to the Consolidated Financial Statements.

OneBeacon

Financial results for OneBeacon for the years ended December 31, 2011, 2010 and 2009 follow:

	Year Ended December 31,
Millions	2011	2010	2009
Gross written premiums	$1,125.8	$1,559.2	$2,031.0
Net written premiums	$1,062.9	$1,159.0	$1,817.8

Earned insurance and reinsurance premiums	$1,015.5	$1,403.9	$1,858.8
Net investment income	71.4	96.6	125.5
Net realized and unrealized investment gains	10.6	74.6	248.6
Other revenue	(10.7)	9.6	23.1
Total revenues	1,086.8	1,584.7	2,256.0
Losses and LAE	580.9	858.2	1,005.3
Insurance and reinsurance acquisition expenses	219.0	311.6	376.3
Other underwriting expenses	173.3	233.1	308.5
General and administrative expenses	9.8	13.0	13.1
Accretion of fair value adjustment to loss and LAE reserves	—	—	5.4
Interest expense on debt	20.5	29.6	39.7
Total expenses	1,003.5	1,445.5	1,748.3
Pre-tax income	$83.3	$139.2	$507.7

The following table presents OneBeacon’s book value per share.

	December 31,
(Millions, except per share amounts)	2011	2010	2009
OneBeacon book value per share numerators:
OneBeacon common shareholders’ equity	$1,099.8	$1,229.0	$1,429.0
OneBeacon Ltd. common shares outstanding	95.1	94.4	95.1
OneBeacon book value per common share	$11.56	$13.02	$15.03
Dividends paid per common share	$1.84	$3.34	$.84

During 2009 and 2010, OneBeacon completed two transactions (the Commercial Lines Transaction and the Personal Lines Transaction) that transformed it to a specialty insurance company. See Note 2 —“Significant Transactions” to the Consolidated Financial Statements for a full description of these transactions. The transactions freed up significant capital, increased OneBeacon’s financial flexibility and substantially reduced its catastrophe exposure.

The following tables provide OneBeacon’s GAAP ratios, net written premiums and earned insurance premiums for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011
($ in millions)	Specialty	Other (1)	Total
GAAP Ratios:
Loss and LAE	54%	n/m	57%
Expense	38%	n/m	39%
Combined	92%	n/m	96%
Net written premiums	$1,062.7	$.2	$1,062.9
Earned insurance premiums	$1,012.1	$3.4	$1,015.5

	Year Ended December 31, 2010
($ in millions)	Specialty	Other (1)	Total
GAAP Ratios:
Loss and LAE	55%	75%	61%
Expense	39%	40%	39%
Combined	94%	115%	100%
Net written premiums	$988.0	$171.0	$1,159.0
Earned insurance premiums	$979.2	$424.7	$1,403.9

	Year Ended December 31, 2009
($ in millions)	Specialty	Other (1)	Total
GAAP Ratios:
Loss and LAE	44%	64%	54%
Expense	39%	35%	37%
Combined	83%	99%	91%
Net written premiums	$946.2	$871.6	$1,817.8
Earned insurance premiums	$917.9	$940.9	$1,858.8

(1)          Other is primarily businesses that are now in run-off or have been sold prior to 2011. Accordingly, GAAP ratios for 2011 are not meaningful.

OneBeacon Results—Year Ended December 31, 2011 versus Year Ended December 31, 2010

OneBeacon ended 2011 with a book value per share of $11.56, an increase of 3%, including dividends (quarterly dividends of $0.21 per share and a special dividend of $1.00 per share paid in June 2011), from December 31, 2010. The increase includes a 3.0% total return on invested assets for 2011. OneBeacon’s results for 2011 were adversely impacted by a decline in the value of investment assets in OneBeacon’s pension plan, the loss resulting from a debt tender on the OBH Senior Notes, and the estimated loss on the AutoOne sale.

OneBeacon reported a GAAP combined ratio of 96% for 2011 compared to 100% for 2010.  The decrease in the combined ratio was primarily due to better current accident year results compared to 2010, partially offset by lower net favorable loss reserve development. 2010 included several large losses, particularly from personal and non-specialty commercial lines businesses that OneBeacon no longer writes. OneBeacon’s total combined ratio for 2011 was not impacted by loss reserve development, as favorable loss reserve development of $30 million (3 points) in specialty business, primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines, was essentially offset by adverse loss reserve development of $27 million (3 points) in run-off business resulting from a detailed review of run-off expenses, principally ULAE, completed during the fourth quarter of 2011.  OneBeacon is exploring various strategic alternatives with respect to its run-off business.  OneBeacon’s total combined ratio for 2010 included $57 million (4 points) of favorable loss reserve development.  OneBeacon’s 2011 results included $37 million (4 points) of current accident year catastrophe losses primarily related to hurricane Irene, tornados in the southeastern and midwestern United States as well as storms and freezing weather in the northeastern and southwestern United States, compared to $55 million (4 points) of current accident year catastrophe losses in 2010.

OneBeacon’s specialty combined ratio for 2011 decreased to 92% from 94% for 2010, primarily due to lower current accident year non-catastrophe losses and other underwriting expenses, partially offset by higher catastrophe losses. The specialty combined ratio for 2011 included 4 points of catastrophe losses compared to 2 points in 2010.  The specialty combined ratio included 3 points of favorable loss reserve development for both years.

OneBeacon’s net written premiums decreased 8% to $1,063 million in 2011, reflecting decreases from the Commercial Lines Transaction and the Personal Lines Transaction. OneBeacon’s specialty net written premiums increased 8% in 2011 to $1,063 million primarily due to new business and improved retention in several lines, particularly within the collector cars and boats, accident, government risk, energy and technology businesses.

OneBeacon’s other revenues in 2011 included a $12 million loss related to the repurchase of a portion of the OBH Senior Notes. OneBeacon’s other revenues in 2010 included a $9 million net gain on the Personal Lines Transaction and $10 million of additional consideration related to the Commercial Lines Transaction, partially offset by an $11 million loss related to the repurchase of a portion of the OBH Senior Notes.

Policy acquisition expenses decreased 30% to $219 million and other underwriting expenses decreased 26% to $173 million in 2011, reflecting the Commercial Lines Transaction and the Personal Lines Transaction. Interest expense decreased 31% to $21 million in 2011, reflective of actions taken to reduce outstanding debt.

Reinsurance protection. OneBeacon purchases reinsurance in order to minimize loss from large risks or catastrophic events.  OneBeacon also purchases individual property reinsurance coverage for certain risks to reduce large loss volatility through property-per-risk excess of loss reinsurance programs and individual risk facultative reinsurance. OneBeacon also maintains excess of loss casualty reinsurance programs that provide protection for individual risk or catastrophe losses involving workers compensation, general liability, automobile liability, professional liability or umbrella liability. In addition, OneBeacon has a reinsurance cover with NICO, which entitles OneBeacon to recover up to $2.5 billion in ultimate loss and LAE incurred related primarily to claims arising from business written by OneBeacon prior to 1992 for asbestos claims and prior to 1987 for environmental claims, and certain other exposures.  See pages 6 and F-23 for a full description of OneBeacon’s reinsurance protections. The availability and cost of reinsurance protection is subject to market conditions, which are outside of management’s control. Limiting risk of loss through reinsurance arrangements serves to mitigate the impact of large losses; however, the cost of this protection in an individual period may exceed the benefit.

OneBeacon’s net combined ratio for 2011 was lower than its gross combined ratio by 39 points, primarily due to losses ceded to NICO and other third-party reinsurers as a result of an A&E study performed by OneBeacon during 2011 (See “A&E Reserves” on page 74). OneBeacon’s net combined ratio for 2010 was higher than its gross combined ratio by 6 points, primarily due to the cost of catastrophe reinsurance and the business fronted under the Commercial Lines Transaction.

OneBeacon Results—Year Ended December 31, 2010 versus Year Ended December 31, 2009

OneBeacon ended 2010 with a book value per share of $13.02, an increase of 9%, including dividends, from December 31, 2009. OneBeacon reported a GAAP combined ratio of 100% for 2010 compared to 91% for 2009.  The increase in OneBeacon’s combined ratio was primarily due to higher catastrophe losses and higher-than-average levels of large losses experienced early in the year, particularly in businesses OneBeacon later exited through the Commercial Lines Transaction and the Personal Lines Transaction.  Catastrophe losses added 4 points to OneBeacon’s combined ratio in 2010 compared to 1 point in 2009.

OneBeacon’s net written premiums decreased 36% to $1,159 million in 2010 and earned premiums decreased 24% in 2010 to $1,404 million, reflecting decreases from the Commercial Lines Transaction and the Personal Lines Transaction. OneBeacon’s specialty insurance net written premiums increased 4% in 2010 to $988 million.

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

Policy acquisition expenses decreased 17% to $312 million and other underwriting expenses decreased 24% to $233 million in 2010, reflecting the Commercial Lines Transaction and the Personal Lines Transaction. Interest expense decreased 25% to $30 million in 2010, reflective of actions taken to reduce outstanding debt.

Reinsurance protection.

OneBeacon’s net combined ratio for 2010 was higher than its gross combined ratio by 6 points, primarily due to the cost of catastrophe reinsurance and the business fronted under the Commercial Lines Transaction. OneBeacon’s net combined ratio for 2009 was higher than its gross combined ratio by 5 points, primarily due to the cost of catastrophe, property and facultative reinsurance.

Sirius Group

Financial results and GAAP combined ratios for Sirius Group for the years ended December 31, 2011, 2010 and 2009 follows:

	Year Ended December 31,
Millions	2011	2010	2009
Gross written premiums	$1,128.1	$1,079.1	$996.5
Net written premiums	$915.7	$865.8	$806.8

Earned insurance and reinsurance premiums	$912.3	$847.9	$858.8
Net investment income	89.9	96.5	110.3
Net realized and unrealized investment gains (losses)	101.9	(9.8)	112.6
Other revenue—foreign currency translation (losses) gains	(54.2)	22.6	66.9
Other revenue—Tuckerman Fund II(1)	—	—	38.9
Other revenue	9.6	13.3	.7
Total revenues	1,059.5	970.5	1,188.2
Losses and LAE	626.0	531.0	418.8
Insurance and reinsurance acquisition expenses	181.0	167.5	170.9
Other underwriting expenses	105.8	99.8	98.1
General and administrative expenses — Tuckerman Fund II(1)	—	—	37.7
General and administrative expenses	25.8	23.1	29.9
Accretion of fair value adjustment to loss and LAE reserves	8.3	8.5	6.8
Interest expense on debt	31.6	26.6	26.3
Total expenses	978.5	856.5	788.5
Pre-tax income	$81.0	$114.0	$399.7

(1)          As a result of White Mountains’ adoption of the revisions to the guidance for variable interest entities under ASU 2009-17, effective January 1, 2010 Sirius Group no longer consolidates the results of Tuckerman Fund II. See Note 1.

	Year Ended December 31,
GAAP ratios:	2011	2010	2009
Loss and LAE	69%	63%	49%
Expense	31%	31%	31%
Combined	100%	94%	80%

Sirius Group Results—Year Ended December 31, 2011 versus Year Ended December 31, 2010

Sirius Group’s GAAP combined ratio was 100% for 2011 compared to 94% for 2010.  Both years were impacted by significant catastrophe losses as the 2011 GAAP combined ratio included 24 points of catastrophe losses compared to 23 points in 2010. For 2011, catastrophe losses included $81 million (9 points) of losses from the Japan earthquake and tsunami, $51 million (6 points) of losses from the February and June 2011 New Zealand earthquakes, $34 million (4 points) from floods in Thailand, and $25 million (3 points) of losses from severe weather and tornados in the Midwestern United States.  Catastrophe losses for 2010 were primarily due to the Chile and New Zealand earthquakes, European floods and Deepwater Horizon.  Favorable net loss reserve development for 2011 was 5 points, primarily attributable to $41 million of favorable development on property lines, including $13 million of loss reserve reductions for the 2010 Chile earthquake, partially offset by asbestos and environmental increases of $12 million. Favorable loss reserve development for 2010 was 7 points, mostly from short-tailed lines of business, primarily property, accident and health, and marine. The increase in the 2011 GAAP combined ratio also reflects worse current accident year underwriting results in the accident and health, marine, and aviation lines, partially offset by improved underwriting results in the trade credit line.

Sirius Group’s recorded property losses from the earthquake and tsunami in Japan have been estimated based on information from ceding companies, third party and internal catastrophe models, and by applying overall estimates of industry insured losses to Sirius Group’s exposure information. As of December 31, 2011, 58% of Sirius Group’s ultimate loss estimate for the Japan earthquake had been paid or reported. In relation to the Chile earthquake in 2010, at the same relative point in time (10 months post-event), 85% of Sirius Group’s ultimate loss estimate for the Chile earthquake had been paid or reported.

Sirius Group’s gross written premiums increased 5% to $1,128 million in 2011 from $1,079 million in 2010, while net written premiums increased 6% to $916 million in 2011 from $866 million in 2010.  These increases were primarily due to increases in the accident and health and trade credit lines of business and foreign exchange translation.  Earned premiums increased 8% to $912 million in 2011 from $848 million in 2010.  In addition to the changes noted above for written premiums, earned premiums increased due to a change in business mix.  Trade credit and accident and health premiums, which have a longer earnings recognition period than Sirius Group’s other writings, have been an increasingly higher percentage of Sirius Group’s total written premiums in recent years.

Sirius Group’s other revenues consisted primarily of $54 million of foreign currency translation losses recorded in 2011 compared to $23 million of foreign currency translation gains in 2010.  Additionally, Sirius Group acquired the loss reserve portfolio of Old Lyme and recorded a pre-tax gain of approximately $7 million in other revenues, which reflects the excess of the fair value of the net assets acquired over the consideration paid.  In 2010, Sirius Group acquired Central National and recorded a pre-tax gain of approximately $13 million in other revenues.

Sirius Group’s other underwriting expenses increased $6 million in 2011, primarily due to foreign exchange, higher professional fees mainly from systems initiatives, somewhat offset by lower incentive compensation costs.

Reinsurance protection.  Sirius Group’s reinsurance protection primarily consists of pro-rata and excess of loss protections to cover aviation, trade credit, and certain property exposures. Sirius Group’s proportional reinsurance programs provide protection for part of the non-proportional treaty accounts written in Europe, the Americas, Asia, the Middle East, and Australia.  This reinsurance is designed to increase underwriting capacity where appropriate, and to reduce exposure both to large catastrophe losses and to a frequency of smaller loss events.  Attachment points and coverage limits vary by region around the world.

Sirius Group’s net combined ratio for 2011 was higher than its gross combined ratio by 7 points and the net combined ratio was lower than the gross combined ratio by 6 points for 2010.  The 2011 net combined ratio was higher primarily due to the cost of the ILWs, aviation reinsurance, and other excess of loss protections with limited incurred loss cessions.  The lower net combined ratio for 2010 was primarily due to significant retrocessional recoveries, including recovery of the full $65 million limit under Sirius Group’s non-U.S./non-Japan earthquake cover triggered by losses from the Chile earthquake.

Sirius Group Results—Year Ended December 31, 2010 versus Year Ended December 31, 2009

Sirius Group’s GAAP combined ratio for 2010 was 94% compared to 80% for 2009.  The increase in the combined ratio was principally due to an increase in catastrophe losses of 16 points, partially offset by an increase in favorable loss reserve development of 4 points.  Sirius Group recorded catastrophe losses of $192 million in 2010, net of reinsurance and reinstatements, including $130 million of losses from the earthquake in Chile, $14 million of losses from the earthquake in New Zealand, $11 million from flood losses in Europe, and $11 million of losses from Deepwater Horizon.  Catastrophe losses were $57 million in 2009, primarily from summer windstorms in Europe and European winter storm Klaus.  Favorable loss reserve development for 2010 was $57 million and was primarily related to short-tailed lines, such as property, accident and health and marine, in recent underwriting years. Included in the $57 million favorable loss reserve development was the recognition of $16 million in deferred gains from a retrocessional reinsurance contract that incepted in 2000 and was fully collected in 2010.  Favorable loss reserve development for 2009 was $30 million and was principally due to favorable commutation activity on certain old casualty treaties, as well as $20 million of losses ceded under a retrocessional reinsurance contract related to the 2001 accident year, partially offset by $18 million of additional losses related to A&E exposures.

Sirius Group’s gross written premiums increased 8% to $1,079 million in 2010 from $997 million in 2009, while net written premiums increased 7% to $866 million in 2010 from $807 million in 2009.  These increases were primarily due to foreign currency translation ($59 million and $43 million of the increase, respectively) and increases in the trade credit and accident and health lines of business.  The increases in net written premiums were slightly offset by the purchase of additional reinsurance in 2010, primarily on property catastrophe business.  Despite the increase in net written premiums, during 2010 earned premiums declined 1% from 2009 due to changes in business mix, most notably a decrease in property catastrophe and casualty earned premiums, somewhat offset by increases in accident and health and trade credit earned premiums, which have a longer earnings recognition period.

Sirius Group’s other revenues decreased to $36 million in 2010 from $107 million in 2009.  Sirius Group’s other revenues consisted primarily of $23 million of foreign currency translation gains in 2010 compared to $67 million in 2009.  During 2010, Sirius Group acquired Central National Insurance Company of Omaha and recorded a pre-tax gain of approximately $13 million in other revenues that reflects the excess of the fair value of the net assets acquired over the consideration paid.  In addition, Tuckerman Fund II is no longer consolidated.  In 2009, Sirius Group reported other revenues of $39 million related to the consolidation of Tuckerman Fund II.

Sirius Group’s insurance and reinsurance acquisition expenses decreased 2% to $168 million in 2010 from $171 million in 2009. The decrease is proportional with the decrease in earned premium.

Sirius Group’s other underwriting expenses increased $2 million in 2010, primarily due to foreign exchange and higher professional fees mainly from systems initiatives, somewhat offset by lower incentive compensation costs.  General and administrative expenses decreased to $23 million in 2010 from $68 million in 2009 as a result of a reduction of $38 million from the deconsolidation of Tuckerman Fund II and a reduction of $7 million related to the reorganization of the Sirius Group legal and operating structure incurred during the third quarter of 2009.

Reinsurance protection.  Sirius Group’s reinsurance protection primarily consists of pro-rata and excess of loss protections to cover aviation, trade credit and certain property exposures. These reinsurance protections are designed to increase underwriting capacity, where appropriate, and to reduce potential loss exposure to any large event or frequency of smaller catastrophic events.  In addition to its proportional reinsurance purchases for certain property exposures, in 2010 and 2009, Sirius Group purchased group excess of loss retrocessional protection for its non-U.S. and non-Japan earthquake-related exposures. During 2010, Sirius Group also purchased ILW contracts that covered adverse impact of the occurrence of wind and flood catastrophic events in Europe as well as a potential New Madrid earthquake event.

Sirius Group’s net combined ratio for 2010 was lower than its gross combined ratio by 6 points compared to 3 points for 2009.  The decrease for 2010 was primarily due to retrocessional recoveries recognized on losses from the earthquake in Chile, including recovery of the full $65 million limit available under the non-U.S. earthquake cover referenced above as a result of the Chile earthquake.  In addition, in 2010, the previously deferred gains of $16 million from the retrocessional reinsurance contract incepting in calendar year 2000 mentioned above were recognized during the period.  The decrease for 2009 was primarily due to the aforementioned cession under a retrocessional reinsurance contract related to the 2001 accident year, and recoveries on aviation losses occurring during the period.

Other Operations

A summary of White Mountains’ financial results from its Other Operations segment for the years ended December 31, 2011, 2010 and 2009 follows:

	Year Ended December 31,
Millions	2011	2010	2009
Net investment income	$23.2	$15.8	$14.3
Net realized and unrealized investment gains	10.3	17.8	.5
Other revenue—Tuckerman Fund I	24.3	23.3	23.4
Other revenue—Symetra warrants	(24.5)	(1.4)	11.2
Other revenue	(1.5)	(44.0)	(50.3)
Total revenues	31.8	11.5	(.9)
General and administrative expenses—Tuckerman Fund I	23.5	20.6	21.1
General and administrative expenses	107.9	89.9	83.4
Interest expense on debt	3.1	1.1	4.8
Total expenses	134.5	111.6	109.3
Pre-tax loss	$(102.7)	$(100.1)	$(110.2)

Other Operations Results—Year Ended December 31, 2011 versus Year Ended December 31, 2010

White Mountains’ Other Operations segment reported pre-tax loss of $103 million in 2011 compared to a pre-tax loss of $100 million in 2010.  The increase in the pre-tax loss in 2011 was driven by higher mark-to-market losses on the Symetra warrants and higher incentive compensation expenses, partially offset by lower losses from WM Life Re.

The value of White Mountains’ investment in Symetra warrants decreased $25 million in 2011 compared to a decrease of $1 million in 2010. WM Life Re reported pre-tax losses $27 million 2011 compared to $61 million of pre-tax loss in 2010.  During the fourth quarter of 2011, WM Life Re reported approximately $13 million of losses from changes in assumptions used to calculate the value of its variable annuity guarantee liabilities, including a $7 million loss due to lower surrender assumptions.  During 2010, WM Life Re reported $48 million in losses from reductions in surrender assumptions.

As discussed on page 80 under “Fair Value Measurements”, in determining the fair value of the benefit guarantees that WM Life Re reinsures, management makes assumptions about future policyholder surrender rates.  If actual surrenders are lower than the surrender assumptions used in WM Life Re’s liability valuation model, the liability for the benefit guarantees would increase.  The change in surrender assumptions made by WM Life Re during the third quarter of 2010 reduced the potential impact of lower surrenders in the future.  For example, a 50% reduction in the surrender assumptions used in WM Life Re’s valuation model at December 31, 2011 would have increased the fair value of the liability by approximately $5 million, compared to an increase of $12 million based on assumptions in place at December 31, 2010.

Other Operations Results—Year Ended December 31, 2010 versus Year Ended December 31, 2009

White Mountains’ Other Operations segment’s pre-tax loss was $100 million in 2010 compared to $110 million in 2009.  The decrease in pre-tax loss was mainly due to higher investment gains in 2010, the absence of a $7 million pre-tax loss from the weather-risk business in 2009, lower interest expense and lower compensation expenses, partially offset by a decrease in the value of the Symetra warrants (a decrease of $1 million in 2010 compared to an increase of $11 million in 2009) and an $11 million loss on the disposition of Delos in 2010.

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

II. Summary of Investment Results

For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a better comparison to benchmark returns, while all dollar amounts are presented net of any management fees and trading expenses.  A summary of White Mountains’ consolidated pre-tax investment results for the years ended December 31, 2011, 2010 and 2009 follows:

	Year Ended December 31,
Millions	2011	2010	2009
Net investment income	$184.5	$208.9	$250.1
Net realized and unrealized investment gains (1)	122.8	82.6	361.7
Net unrealized foreign currency gains (losses) on investments (2)	(90.1)	102.9	185.1
Pre-tax investment gains included in discontinued operations	12.7	32.9	45.2
Total GAAP pre-tax investment gains	$229.9	$427.3	$842.1

(1)	Includes foreign currency gains (losses) of $69.4, $(71.0) and $(66.9).
(2)	Excludes non-investment related foreign currency gains (losses) of $74.9, $(53.1) and $(112.1).

Gross investment returns and benchmarks returns

	Year Ended December 31,
	2011	2010	2009
Fixed maturity investments	3.4%	4.8%	12.3%
Short-term investments	1.0%	0.1%	0.7%
Total fixed maturity investments	3.1%	3.8%	9.1%
Barclays U.S. Intermediate Aggregate Index	6.0%	6.1%	6.5%

Common stocks	0.7%	15.6%	4.5%
Convertible fixed maturity securities	-6.2%	9.4%	22.6%
Other long-term investments	6.2%	9.6%	10.7%
Total equities, convertible securities, and other long-term investments	1.4%	12.6%	11.7%
S&P 500 Index (total return)	2.1%	15.1%	26.5%

Total consolidated portfolio	2.9%	5.0%	9.4%

Investment Returns—Year Ended December 31, 2011 versus Year Ended December 31, 2010

White Mountains’ GAAP pre-tax total return on invested assets was 2.9% for 2011, which includes 0.2% of foreign currency losses, compared to 5.0% for 2010, which includes 0.5% of foreign currency gains. White Mountains’ fixed income portfolio returned 3.1% for 2011, lagging the Barclays U.S. Intermediate Aggregate Index return of 6.0%. White Mountains’ high-quality, short-duration, fixed income portfolio trailed the longer-duration benchmark as rates declined during 2011.  White Mountains’ equity portfolio, approximately 14% of GAAP invested assets at December 31, 2011, returned 1.4% for 2011, compared to the S&P 500 Index return of 2.1%, while the equity portfolio returned 12.6% in 2010, compared to the S&P 500 Index return of 15.1%.  White Mountains’ equity portfolio included convertible fixed maturity investments whose returns were hurt by rising credit spreads on the fixed maturity component of the instruments.

Net investment income was down 12% to $185 million in 2011, due primarily to lower fixed maturity yields and a lower invested asset base in the first nine months of 2011, partially offset by the effect of the increase in invested assets during the fourth quarter of 2011 as a result of the Esurance Sale.

Investment Returns—Year Ended December 31, 2010 versus Year Ended December 31, 2009

White Mountains’ GAAP pre-tax total return on invested assets was 5.0% for 2010, which includes 0.5% of foreign currency gains, compared to 9.4% for 2009, which includes 1.3% of foreign currency gains. Excluding the effects of foreign currency translation, White Mountains’ fixed income portfolio returned 3.2% for 2010, lagging the Barclays U.S. Intermediate Aggregate Index return of 6.1%, primarily as a result of the shorter duration of White Mountains’ fixed income portfolio. White Mountains’ equity, convertible fixed maturities, and other long-term investment portfolio return of 12.6% underperformed the S&P 500 Index, as above index returns generated on assets managed by Prospector were more than offset by lower returns on other equity assets. Net investment income was down 16% to $209 million in 2010, due primarily to lower fixed maturity yields and a reduction in invested assets resulting from the Personal Lines Transaction, the OBH Senior Notes repurchases at OneBeacon and share repurchases.

Impact of Foreign Currency on Investment Returns

White Mountains’ foreign assets and liabilities are valued using period-end exchange rates, and its foreign revenues and expenses are valued using average exchange rates over the period. Foreign currency exchange rate risk is the risk that White Mountains will incur losses on a U.S. dollar basis due to adverse changes in foreign currency exchange rates. See “Foreign Currency Exchange Risk” on page 92.

At December 31, 2011, White Mountains’ investment portfolio included approximately $900 million in non-U.S. dollar-denominated investments, most of which are held at Sirius International and denominated in Swedish kronor or euros. The value of the investments in this portfolio is impacted by changes in the exchange rate between the U.S. dollar and the kronor and between the U.S. dollar and the euro.  During 2011, the U.S. dollar strengthened 3% against the kronor and 3% against the euro.  These currency movements resulted in approximately $21 million of pre-tax foreign currency investment losses for the year ended December 31, 2011, which are recorded as components of net realized and unrealized investment gains and unrealized foreign currency gains and losses on investments.  During 2010, the U.S. dollar weakened 6% against the kronor and strengthened 7% against the euro, which resulted in $33 million of pre-tax foreign currency gains for the year.  During 2009, the U.S. dollar weakened 9% against the kronor and 2% against the euro, which resulted in $108 million of pre-tax foreign currency gains for the year.

Sirius International holds a large portfolio of investments that are denominated in U.S. dollars, but its functional currency is the Swedish kronor. When Sirius International prepares its stand-alone GAAP financial statements, it translates its U.S. dollar-denominated investments to Swedish kronor and recognizes the related foreign currency translation gains or losses through income. When White Mountains consolidates Sirius International, it translates Sirius International’s stand-alone GAAP financial statements to U.S. dollars and recognizes the foreign currency gains or losses arising from this translation, including those associated with Sirius International’s U.S. dollar-denominated investments, through other comprehensive income.  Since White Mountains reports its financial statements in U.S. dollars, there is no net effect to adjusted book value per share or to investment returns from foreign currency translation on its U.S. dollar-denominated investments at Sirius International.  However, net realized and unrealized investment gains, other revenues and other comprehensive income can be significantly affected during periods of high volatility in the foreign exchange rate between the U.S. dollar and the Swedish kronor.

The amount of foreign currency translation on Sirius International’s U.S. dollar denominated investments recognized as an increase of net income and decrease of other comprehensive income was $25 million in 2011. The amount of foreign currency translation on Sirius International’s U.S. dollar denominated investments recognized as income and a decrease of net income and an increase of other comprehensive income was $49 million in 2010. The amount of foreign currency translation on Sirius International’s U.S. dollar denominated investments recognized as a decrease of net income and an increase of other comprehensive income was $56 million in 2009.

Portfolio Composition

The following table presents the composition of White Mountains’ investment portfolio as of December 31, 2011 and 2010:

	As of December 31, 2011		As of December 31, 2010
$ in millions	Carrying value	% of total	Carrying value	% of total
Fixed maturity investments(1)	$6,333.7	76%	$5,786.1	73%
Short-term investments	846.0	10%	975.3	12%
Common equity securities	755.0	9%	667.0	8%
Convertible fixed maturity investments	143.8	2%	143.0	2%
Other long-term investments	301.3	3%	372.1	5%
Total investments	$8,379.8	100%	$7,943.5	100%

(1)	Carrying value includes $111.8 that is classified as assets held for sale relating to AutoOne discontinued operations.

The breakdown of White Mountains’ fixed maturity and convertible fixed maturity investments at December 31, 2011 by credit class, based upon issue credit ratings provided by Standard & Poor’s, or if unrated by Standard & Poor’s, long term obligation ratings provided by Moody’s, is as follows:

	As of December 31, 2011
$ in millions	Amortized cost	% of total	Carrying Value	% of total
U.S. government and government-sponsored entities(1)	$2,084.7	33%	$2,114.3	33%
AAA/Aaa	1,431.0	22	1,442.9	22
AA/Aa	638.7	10	651.8	10
A/A	900.0	14	919.2	14
BBB/Baa	1,087.7	17	1,126.7	18
Other/not rated	225.3	4	222.6	3
Total fixed maturity and convertible fixed maturity investments	$6,367.4	100%	$6,477.5	100%

(1)	Includes mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

The weighted average duration of White Mountains’ fixed maturity portfolio at December 31, 2011 was approximately 2.2 years, including short-term investments, and approximately 2.4 years excluding short-term investments. The cost or amortized cost and carrying value of White Mountains’ fixed maturity and convertible fixed maturity investments at December 31, 2011 is presented below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	As of December 31, 2011
Millions	Amortized cost	Carrying Value
Due in one year or less	$669.6	$681.0
Due after one year through five years	1,809.1	1,857.5
Due after five years through ten years	563.1	582.8
Due after ten years	52.8	54.5
Mortgage-backed and asset-backed securities	3,190.5	3,222.9
Preferred stocks	82.3	78.8
Total fixed maturity and convertible fixed maturity investments	$6,367.4	$6,477.5

White Mountains’ investment portfolio consists of debt and equity securities issued in over 30 countries worldwide. The United States represents the country of issue for 80% of White Mountains’ fixed, common equity and convertible investment portfolio. White Mountains has minimal sovereign risk exposure to European peripheral countries such as Ireland, Greece, Portugal, Spain and Italy (“peripheral countries”). White Mountains’ portfolio includes 0.4% of total fixed, convertible fixed maturities and common equity investments issued from peripheral countries at December 31, 2011.  However, White Mountains could still have indirect exposure to peripheral countries through securities issued from non-peripheral countries as the issuers of those securities could have exposure to peripheral countries.

The following tables list White Mountains’ investments in fixed maturities, common equities and convertible fixed maturities at December 31, 2011 categorized as financial or non-financial investments and by country of issue:

December 31, 2011
Millions	Fair value
Debt securities issued by corporations:
Non-financial
Australia	$29.1
Canada	152.2
France	60.6
Greece	—
Ireland	.7
Italy	6.3
Netherlands	101.3
Portugal	—
Spain	7.5
United Kingdom	103.6
United States	1,339.0
Other	95.2
Total non-financial debt	1,895.5
Financial
Greece	—
Ireland	—
Italy	—
Netherlands	33.1
Portugal	—
Spain	—
United Kingdom	17.1
United States	169.6
Other	19.8
Total financial debt	239.6
Debt securities issued by corporations	2,135.1
Mortgage-backed and asset-backed securities
Sweden	22.7
United Kingdom	30.4
Great Britain	16.3
United States	3,153.5
Total mortgage-backed and asset-backed securities	3,222.9
Foreign government, agency and provincial obligations
Canada	65.7
Germany	20.3
Greece	—
France	49.0
Ireland	—
Italy	—
Japan	31.2
Portugal	—
Spain	—
Sweden	391.5
United Kingdom	—
Other	31.5
Total foreign government, agency and provincial obligations	589.2
US Government and agency obligations(1)	305.0
Municipal obligations(1)	2.7
Preferred stocks(1)	78.8
Total fixed maturities	$6,333.7

(1) All securities were issued in the United States.

December 31, 2011
Millions	Fair value
Common equity securities:
Non-financial
Canada	$55.2
Greece	.6
Ireland	—
Italy	.5
Japan	14.0
Portugal	.3
South Africa	25.1
Spain	10.3
Switzerland	8.6
United States	393.2
Other	28.0
Total non-financial common equity securities	535.8

Financial
Bermuda	54.3
Cayman Islands	27.4
United States	136.9
Other	.6
Total financial common equity securities	219.2
Total common equity securities	$755.0

Convertible fixed maturities:
Canada	$8.6
Luxembourg	9.8
United States	125.4
Total convertible fixed maturity investments	$143.8

III. Discontinued Operations

Esurance

Net income (loss) from discontinued operations related to the business subject to the Esurance Sale was $(7) million in 2011, break-even in 2010 and $5 million in 2009.  The results for 2011 included a $10 million after-tax charge ($16 million pre-tax) from increased compensation accruals recorded as a result of the Esurance Sale. White Mountains also recorded a gain of $678 million related to the Esurance Sale in 2011.

The amounts reflected within discontinued operations differ from amounts previously presented within the Esurance segment. The segment results of operations for Esurance reported in previous periods included investment income and realized and unrealized investment gains and losses allocated to Esurance related to capital that was used by Esurance but contained within Sirius Group’s legal entities.  These allocations do not have separately identifiable cash flows and have therefore been excluded from amounts classified in discontinued operations and are now included in the Sirius Group segment. For 2011, 2010 and 2009, $(3) million, $7 million and $13 million of net investment income and realized and unrealized investment gains and losses that had been previously included in the Esurance segment were excluded from net income (loss) from discontinued operations.

Esurance’s adjusted combined ratios for 2011, 2010 and 2009 were as follows:

	Year Ended December 31,
($ in millions)	2011	2010	2009
Adjusted ratios(1):
Loss and LAE	73%	74%	74%
Adjusted expense	29%	29%	29%
Adjusted combined	102%	103%	103%
Gross written premiums	$690.6	$838.7	$781.2
Net written premiums	$688.0	$835.6	$778.5
Earned insurance and reinsurance premiums	$660.7	$826.8	$782.1

(1)

Adjusted expense and combined ratios include acquisition expenses net of referral fee revenue. See “NON-GAAP FINANCIAL MEASURES” on page 64 for a reconciliation of Esurance’s adjusted expense ratio and adjusted combined ratio to its GAAP expense and combined ratios.

AutoOne

Net loss from discontinued operations related to AutoOne was $(6) million and $(7) million and $(33) million in 2011, 2010 and 2009.  During 2011, OneBeacon also recorded a $19 million after-tax loss ($30 million pre-tax) on the sale of AutoOne.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash and Short-term Investments

Holding company level.  The primary sources of cash for the Company and certain of its intermediate holding companies are expected to be distributions and tax sharing payments received from its insurance and reinsurance operating subsidiaries, capital raising activities, net investment income and proceeds from sales and maturities of investments. The primary uses of cash are expected to be repurchases of the Company’s and OneBeacon Ltd.’s common shares, payments on and repurchases/retirements of its debt obligations, dividend payments to holders of the Company’s common shares, to noncontrolling interest holders of OneBeacon Ltd.’s common shares and to holders of the SIG Preference Shares, purchases of investments, payments made to tax authorities, contributions to operating subsidiaries and operating expenses.

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

Sirius Group Reorganization

During 2011, White Mountains completed the Reorganization.  In connection with the Reorganization, A.M. Best upgraded the financial strength rating of Sirius America from “A-” (Excellent, the fourth highest of fifteen ratings) to a group “A” (Excellent, the third highest of fifteen ratings), consistent with Sirius International’s rating, and all financial strength ratings from the four major ratings agencies were affirmed with stable outlook. Additionally, A.M. Best upgraded the creditworthiness ratings to “bbb” (Adequate, the ninth highest of twenty-two ratings) from “bbb-” (Adequate, the tenth highest of twenty-two ratings) on the SIG Senior Notes and to “bb+” (Speculative, the eleventh highest of twenty-two ratings) from “bb” (Speculative, the twelfth highest of twenty-two ratings) on the SIG Preference Shares.  S&P upgraded the creditworthiness ratings to “BBB” (Adequate, the ninth highest of twenty-two ratings) from “BBB-” (Adequate, the tenth highest of twenty-two ratings) on the SIG Senior Notes and to “BB+” (Speculative, the eleventh highest of twenty-two ratings) from “BB” (Speculative, the twelfth highest of twenty-two ratings) on the SIG Preference Shares.

In conjunction with the Reorganization, the following capital transactions occurred in October 2011:

•        Sirius America paid $250 million to its immediate parent, which included $67 million of dividends and a $183 million return of capital;

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

•        White Mountains contributed a portion of its common share investment in Symetra to an intermediate holding company of Sirius Group.  At December 31, 2011, White Mountains’ entire common share investment in Symetra, which had a carrying value of $261 million, was held by Sirius Group.

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

OneBeacon:

Generally, OneBeacon’s regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. OneBeacon’s top tier regulated insurance operating subsidiaries have the ability to pay $103 million of dividends during 2012 without prior approval of regulatory authorities, subject to the availability of unassigned funds. At December 31, 2011, OneBeacon’s top tier regulated insurance operating subsidiaries had $0.7 billion of unassigned funds and statutory surplus of $1.0 billion. During 2011, OneBeacon’s top tier regulated insurance operating subsidiaries distributed $150 million of extraordinary dividends to their immediate parent.

During 2011, OneBeacon’s unregulated insurance operating subsidiaries paid $4 million of dividends to their immediate parent.  At December 31, 2011, OneBeacon’s unregulated insurance operating subsidiaries had $17 million of net unrestricted cash, short-term investments and fixed maturity investments.

During 2011, OneBeacon Ltd. paid $80 million of regular quarterly dividends and a $95 million special dividend to its common shareholders. White Mountains received $132 million of these dividends.

At December 31, 2011, OneBeacon Ltd. and its intermediate holding companies had $183 million of net unrestricted cash, short-term investments and fixed maturity investments and $30 million of common equity securities and convertible fixed maturity investments outside of its regulated and unregulated insurance operating subsidiaries.

Sirius Group:

Subject to certain limitations under Swedish law, Sirius International is permitted to transfer all or a portion of its pre-tax income to its Swedish parent companies to minimize taxes (referred to as a group contribution). In 2011, Sirius International transferred $74 million of its 2010 pre-tax income to its Swedish parent companies as a group contribution.  In 2012, Sirius International intends to transfer approximately $80 million (based on the December 31, 2011 SEK to USD exchange rate) of its 2011 pre-tax income to its Swedish parent companies as a group contribution.

Sirius International has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, Sirius International has allocated the majority of its pre-tax income, after group contributions to its Swedish parent companies, to the Safety Reserve (see “Safety Reserve” below). At December 31, 2011, Sirius International had $515 million (based on the December 31, 2011 SEK to USD exchange rate) of unrestricted statutory surplus, which is available for distribution in 2012. During 2012, Sirius International intends to pay $24 million of dividends to its immediate parent. During 2011, Sirius International paid $177 million of dividends to its immediate parent.  In connection with the Reorganization, Sirius International’s unrestricted statutory surplus increased by $436 million due to the contribution of the remaining shares of Sirius America.

Sirius America has the ability to pay dividends to its immediate parent, which is an indirect wholly-owned subsidiary of Sirius International, during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. Based upon December 31, 2011 statutory surplus of $534 million, Sirius America has the ability to pay $53 million of dividends during 2012 without prior approval of regulatory authorities, subject to the availability of earned surplus.  At December 31, 2011, Sirius America had $76 million of earned surplus.

During 2011, Sirius Group distributed a total of $169 million to its immediate parent in addition to the $425 million distribution that was made as part of the Reorganization for a total of $594 million.

At December 31, 2011, Sirius Group and its intermediate holding companies had $75 million of net unrestricted cash, short-term investments and fixed maturity investments and $16 million of other long-term investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries.

Safety Reserve

Subject to certain limitations under Swedish law, Sirius International is permitted to transfer pre-tax amounts into an untaxed reserve referred to as a safety reserve. At December 31, 2011, Sirius International’s safety reserve amounted to SEK 9.6 billion or $1.4 billion at the December 31, 2011 exchange rate of 6.86 USD to SEK. Under GAAP, an amount equal to the safety reserve, net of a related deferred tax liability established at the Swedish tax rate of 26.3%, is classified as common shareholders’ equity. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain predetermined levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International’s safety reserve ($370 million at December 31, 2011) is included in solvency capital. Access to the safety reserve is restricted to coverage of insurance losses. Access for any other purpose requires the approval of Swedish regulatory authorities. Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the $1.4 billion balance of the safety reserve, without any provision for deferred taxes, in Sirius International’s capital when assessing Sirius International’s financial strength.

Other Operations:

During 2011, WM Advisors paid $5 million of dividends to its immediate parent.  At December 31, 2011, WM Advisors had $26 million of net unrestricted cash, short-term investments and fixed maturity investments.

As of December 31, 2011, the Company and its intermediate holding companies had $1,554 million of net unrestricted cash, short-term investments and fixed maturity investments, $317 million of common equity securities and $33 million of other long-term investments included in its Other Operations segment.

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

The following table illustrates White Mountains’ consolidated insurance float position as of the past five year-ends:

	December 31,
($ in millions)	2011		2010		2009		2008		2007
Total investments	$8,281.9		$7,943.5		$8,509.5		$8,434.3		$11,113.9
Consolidated limited partnership investments(1)	(77.2)		(91.5)		(50.4)		(50.2)		(123.0)
Trust account assets(2)	—		—		—		—		(305.6)
Cash	705.4		395.0		340.9		387.9		136.1
Investments in unconsolidated affiliates	275.3		389.7		344.8		116.9		406.3
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	—		(63.7)		9.0		197.3		5.6
WM Life Re derivative investments	290.4		347.5		194.3		178.4		43.7
Net investment assets classified within assets held for sale	103.4		829.2		748.0		590.0		570.2
Accounts receivable on unsettled investment sales	4.7		39.5		27.6		78.2		201.1
Accounts payable on unsettled investment purchases	(34.6)		(22.3)		(9.0)		(7.4)		(46.3)
Interest-bearing funds held by ceding companies(3)	73.6		78.9		97.3		123.7		192.8
Interest-bearing funds held under reinsurance treaties(4)	(12.7)		(52.5)		(62.0)		(54.7)		(73.4)
Net investment assets	$9,610.2		$9,793.3		$10,150.0		$9,994.4		$12,121.4

Total White Mountains’ common shareholders’ equity	$4,087.7		$3,653.0		$3,657.4		$2,898.8		$4,713.4
Noncontrolling interest—OneBeacon Ltd.	273.1		295.0		351.0		283.5		517.2
Noncontrolling interest—SIG Preference Shares	250.0		250.0		250.0		250.0		250.0
Debt	671.2		818.8		1,050.7		1,362.0		1,192.9
Total capital(1)(2)	5,282.0		5,016.8		5,309.1		4,794.3		6,673.5
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio, net of applicable taxes	—		(58.5)		9.0		197.3		5.6
Total adjusted capital	$5,282.0		$4,958.3		$5,318.1		$4,991.6		$6,679.1

Insurance float	$4,328.2		$4,835.0		$4,831.9		$5,002.8		$5,442.3

Insurance float as a multiple of total adjusted capital	0.8	x	1.0	x	0.9	x	1.0	x	0.8	x
Net investment assets as a multiple of total adjusted capital	1.8	x	2.0	x	1.9	x	2.0	x	1.8	x
Insurance float as a multiple of White Mountains’ common shareholders’ equity	1.1	x	1.3	x	1.3	x	1.7	x	1.2	x
Net investment assets as a multiple of White Mountains’ common shareholders’ equity	2.4	x	2.7	x	2.8	x	3.4	x	2.6	x

(1)         The noncontrolling interest arising from White Mountains’ investments in consolidated limited partnerships has not been included in insurance float or total capital because White Mountains does not benefit from the return on or have the ability to utilize the net assets supporting this noncontrolling interest.

(2)         Excludes preferred stock subject to mandatory redemption having an aggregate accreted liquidation preference at December 31, 2007 of $278 and $306 of investments held in irrevocable grantor trusts for the purpose of economically defeasing the preferred stock as of this date).

(3)         Excludes funds held by ceding companies from which White Mountains does not receive interest credits.

(4)         Excludes funds held by White Mountains under reinsurance treaties for which White Mountains does not provide interest credits.

During 2011, insurance float decreased by $507 million, primarily due to the Esurance Sale, the release of a $130 million valuation allowance against a deferred tax asset of a subsidiary and the continued run-off of reserves as a result of the Commercial Lines Transaction at OneBeacon.

During 2010, insurance float decreased by $3 million. Decreases in insurance float were primarily due to the Personal Lines Transaction at OneBeacon, which reduced insurance float by approximately $390 million, and favorable loss reserve development of $126 million were partially offset by growth in Esurance’s in-force business, losses at WM Life Re and the portion of the $250 million of catastrophe losses in 2010 that were unpaid as of December 31, 2010. These catastrophe losses create a temporary increase in insurance float when they are first recorded, which later reverses and decreases insurance float as the catastrophe losses are paid in the future.

During 2009, insurance float decreased by $171 million, primarily from loss reserve run-off of approximately $250 million and favorable loss reserve development of $122 million, partially offset by a change of $139 million in deferred taxes on investments, as White Mountains’ investment portfolio recovered a large portion of investment losses from the global financial crisis in 2008, and $57 million of losses at WM Life Re.  Additionally, the large investment and foreign currency gains experienced in 2009 significantly decreased White Mountains’ operational leverage metrics.

During 2008, insurance float decreased by $440 million, primarily from loss reserve run-off of approximately $150 million, a change of $185 million in deferred taxes on investments that arose primarily as a result of the global financial crisis, the release of a $162 million valuation allowance against a deferred tax asset of a subsidiary, the transfer of CCIC and International American Group, Inc. as a part of the Berkshire Exchange, which caused insurance float to decrease by approximately $170 million, and the acquisition of AFI, which caused insurance float to decrease by approximately $65 million.  These decreases were partially offset by $187 million in losses at WM Life Re.  Additionally, severe investment and foreign currency losses experienced during the global financial crisis and the Berkshire Exchange caused significant increases in White Mountains’ operational leverage metrics during 2008.

Financing

The following table summarizes White Mountains’ capital structure at December 31, 2011 and 2010:

	December 31,
($ in millions)	2011	2010
OBH Senior Notes, carrying value	$269.8	$419.6
SIG Senior Notes, carrying value	399.3	399.2
Old Lyme Note	2.1	—
WTM Bank Facility	—	—
Total debt	671.2	818.8
Noncontrolling interest—OneBeacon Ltd.	273.1	295.0
Noncontrolling interest—SIG Preference Shares	250.0	250.0
Total White Mountains’ common shareholders’ equity	4,087.7	3,653.0
Total capital(1)	5,282.0	5,016.8
Equity in net unrealized gains from Symetra’s fixed maturity portfolio, net of applicable taxes	—	(58.5)
Total adjusted capital	$5,282.0	$4,958.3
Total debt to total adjusted capital(2)	13%	17%
Total debt and Preference Shares to total adjusted capital(2)	17%	22%

(1)         The noncontrolling interest arising from White Mountains’ investments in consolidated limited partnerships has not been included in total capital because White Mountains does not have the ability to utilize the assets supporting this noncontrolling interest.

(2)         When including the regulatory capital represented by the deferred tax liability on the safety reserve at Sirius International (See “Safety Reserve” on page 57) of $370 and $379 at December 31, 2011 and 2010, the ratio of total debt to total adjusted capital was 12% and 15% and the ratio of total debt and Preference Shares to total adjusted capital was 16% and 20%.

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

On August 12, 2011, White Mountains entered into a new revolving credit facility with a total commitment of $375 million (the “WTM Bank Facility”) with a syndicate of lenders administered by Bank of America, N.A. The WTM Bank Facility replaced White Mountains’ previous revolving credit facility, which had a total commitment of $475 million.  As of December 31, 2011, the WTM Bank Facility was undrawn.

The WTM Bank Facility contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under these facilities and result in acceleration of principal repayment on any amounts outstanding. At December 31, 2011, White Mountains was in compliance with all of the covenants under the WTM Bank Facility and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

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

The OBH Senior Notes and the SIG Senior Notes were issued under indentures that contain restrictive covenants which, among other things, limit the ability of the Company, OBH, SIG and their respective subsidiaries to create liens and enter into sale and leaseback transactions and limits the ability of the Company, OBH, SIG and their respective subsidiaries to consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which the Company, OBH or SIG must adhere. At December 31, 2011, White Mountains was in compliance with all of the covenants under the OBH Senior Notes and the SIG Senior Notes, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

The OBH Senior Notes’ indenture documents provide that if White Mountains as guarantor of the OBH Senior Notes defaults under a credit agreement, mortgage or similar debt agreement with a principal amount greater than $25 million, and such default results in the acceleration of such debt, there is a default under the OBH Senior Notes. Such a default would permit the trustees or holders of 25% or more of the OBH Senior Notes to declare an event of default under the indenture documents resulting in a required repayment of the OBH Senior Notes.

Capital Lease

In December 2011, OneBeacon Insurance Company (“OBIC”), an indirect wholly-owned subsidiary of OneBeacon Ltd., sold the majority of its fixed assets and capitalized software to OneBeacon Services LLC (“OB Services”), another indirect wholly-owned subsidiary of OneBeacon Ltd. The fixed assets and capitalized software were sold at a cost equal to book value with no gain or loss recorded on the sale. Subsequent to purchasing the fixed assets and capitalized software from OBIC, OB Services entered into lease financing arrangements with US Bancorp Equipment Finance, Inc. (“US Bancorp”) and Fifth Third Equipment Finance Company (“Fifth Third”) whereby OB Services sold its furniture and equipment and its capitalized software, respectively, to US Bancorp and Fifth Third. The assets were sold at a cost equal to net book value. OB Services then leased the fixed assets back from US Bancorp for a lease term of five years and leased the capitalized software back from Fifth Third for a lease term of four years. OB Services received cash proceeds of $23 million as a result of entering into the sale-leaseback transactions. At the end of the lease terms, OB Services will be obligated to purchase the leased assets for a nominal fee, after which all rights, title and interest would transfer to OB Services. At December 31, 2011, OB Services has recorded a capital lease obligation of $23 million included within other liabilities and a capital lease asset of $23 million included within other assets.

Contractual Obligations and Commitments

Below is a schedule of White Mountains’ material contractual obligations and commitments as of December 31, 2011:

Millions	Due in One Year or Less	Due in Two to Three Years	Due in Four to Five Years	Due After Five Years	Total
Loss and LAE reserves(1)	$1,494.3	$1,488.3	$798.5	$2,084.5	$5,865.6
Debt	—	269.9	2.1	400.0	672.0
Interest on debt	41.4	59.1	51.2	12.8	164.5
Long-term incentive compensation(2)	82.4	65.5	6.8	10.6	165.3
Pension and other benefit plan obligations	13.6	7.8	7.1	37.4	65.9
Capital leases	5.3	10.6	7.2	—	23.1
Operating leases	17.5	24.1	17.4	8.0	67.0
Total contractual obligations	$1,654.5	$1,925.3	$890.3	$2,553.3	$7,023.4

(1)         Represents expected future cash outflows resulting from loss and LAE payments. The amounts presented are gross of reinsurance recoverables on unpaid losses of $2,331 and include the discount on OneBeacon’s workers compensation loss and LAE reserves of $108 as of December 31, 2011. These balances add back the remaining purchase accounting fair value adjustment of $163 related to the acquisition of OneBeacon as it is a non-cash item.

(2)         Does not include deferred compensation of $5 as a distribution date has not been elected.

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

The SIG Preference Shares are not included in the table above as these perpetual preferred shares have no stated maturity date and are redeemable only at the option of SIG. See “Sirius Group’s Preference Shares and Senior Notes” on page 19 for more details.

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

The estimated payments reflected in the table are based on current accrual factors (including performance relative to targets and common share price) and assume that all outstanding balances were 100% vested as of December 31, 2011.

There are no provisions within White Mountains’ operating leasing agreements that would trigger acceleration of future lease payments. The capital lease that OneBeacon entered into in conjunction with the sale-leaseback of certain of OneBeacon’s fixed assets and capitalized software contains provisions that could trigger an event of default, including a failure to make payments when due under the capital lease. If an event of default were to occur, the lessor would have a number of remedies available including the acceleration of future lease payments or the possession of the property covered under the lease agreement.

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

Through Sirius International, White Mountains has a long-term investment as a stockholder in LUC Holdings, an entity that has entered into a lease to rent the London Underwriting Center (“LUC”) through 2016. LUC Holdings in turn subleases space in the LUC. In the LUC Holdings stockholders agreement, the stockholders have guaranteed any shortfall between the lease and the sub-leases on a joint and several basis. As a consequence, in recent years the stockholders have funded an operating shortfall of LUC. At December 31, 2011, White Mountains has recorded a liability of $4 million for its share of the expected future shortfall between LUC Holdings’ head lease payments and sub-lease receipts. White Mountains does not believe that future shortfalls, if any, will have a material impact on its results of operations.

White Mountains also has future binding commitments to fund certain other long-term investments. These commitments, which total approximately $92 million, do not have fixed funding dates and are therefore excluded from the table above.

WM Life Re reinsures death and living benefit guarantees associated with certain variable annuities issued in Japan.  WM Life Re has assumed the risk related to a shortfall between the account value and the guaranteed value that must be paid by the ceding company to an annuitant or to an annuitant’s beneficiary in accordance with the underlying annuity contracts. WM Life Re uses derivative instruments, including put options, interest rate swaps, total return swaps and futures contracts on major equity indices, currency pairs and government bonds, to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. As of December 31, 2011, the total guarantee value was approximately ¥234 billion (approximately $3 billion) and the related account values were approximately 78% of this amount.   The following table represents expected future cash outflows for WM Life Re’s reinsurance contracts.

Cash outflows Millions	Due in One Year or Less	Due in Two to Three Years	Due in Four to Five Years	Due After Five Years	Total
WM Life Re reinsurance contracts	$6	$16	$790	$—	$812

White Mountains purchases derivative instruments, including futures and over-the-counter option contracts on interest rates, major equity indices, and foreign currencies, to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. At December 31, 2011, the fair value of these derivative instruments was $290 million. In addition, WM Life Re held approximately $485 million of cash and fixed maturity investments at December 31, 2011 posted as collateral to its reinsurance counterparties.

Share Repurchase Program

The Company:

In 2006, White Mountains’ board of directors authorized the Company to repurchase up to 1 million of its common shares, from time to time, subject to market conditions.  On August 26, 2010, White Mountains’ board of directors authorized the Company to repurchase an additional 600,000 common shares. Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorization does not obligate the Company to acquire any specific number of shares, nor is there a stated expiration date. Since the inception of this program through December 31, 2011, the Company repurchased 1,411,703 common shares for $537 million.  During 2011, the Company repurchased 313,967 common shares under this program for $114 million.  During 2012, through February 22, 2012, the Company has repurchased and retired 157,629 of its common shares under this program for $76 million. As of February 24, 2012, the Company had 30,668 shares remaining under its share repurchase authorization.

In addition to the shares repurchased under the share repurchase program, during 2011, White Mountains completed two “modified Dutch auction” self-tender offers and repurchased 332,346 of its common shares at an average price of $418 per share. The total cost of the share repurchases was $139 million, including fees and expenses related to the tender offers.

OneBeacon Ltd.:

In 2007, OneBeacon Ltd.’s board of directors authorized OneBeacon Ltd. to repurchase up to $200 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. OneBeacon did not repurchase any shares in 2011. During 2010, OneBeacon repurchased and retired 0.7 million of its Class A common shares under this program for $11 million. OneBeacon did not repurchase any shares in 2009.

Cash Flows

Detailed information concerning White Mountains’ cash flows during 2011, 2010 and 2009 follows:

Cash flows from operations for the years ended 2011, 2010, and 2009

Net cash flows provided from (used for) operations was $(115) million, $56 million and $(47) million in 2011, 2010 and 2009, respectively.  Cash flows from operations decreased $171 million from 2010 to 2011, primarily due to the run-off of reserves related to the Commercial Lines Transaction at OneBeacon and declining net investment income, primarily due to a decrease in the overall average invested asset base. Cash flows from operations increased $103 million from 2009 to 2010 as a $44 million decrease in net investment income was more than offset by a $133 million increase in cash flows from operations at WM Life Re and a $14 million decrease in interest expense on debt. WM Life Re’s cash flows from operations reflect approximately $37 million, $57 million and $177 million of net payments in 2011, 2010 and 2009 to purchase derivative instruments, fund collateral trusts and receive collateral provided by counterparties under the terms of existing derivative contracts as a result of losses at WM Life Re. In addition, a decrease in cash flows from operations in 2010 at OneBeacon resulting from the Commercial Lines Transaction and the Personal Lines Transaction was offset by an increase in cash from operations at Esurance. White Mountains does not believe that these trends will have a meaningful impact on its future liquidity or its ability to meet its future cash requirements.

Cash flows from investing and financing activities for the year ended December 31, 2011

Financing and Other Capital Activities

During the first quarter of 2011, the Company declared and paid an $8 million cash dividend to its common shareholders.

During 2011, the Company repurchased and retired 646,502 of its common shares for $253 million.

During 2011, OneBeacon Ltd. declared and paid $175 million of cash dividends to its common shareholders, including $80 million of regular quarterly dividends and a $95 million special dividend. White Mountains received a total of $132 million of these dividends.

During 2011, OBH repurchased and retired a portion of the outstanding OBH Senior Notes for $162 million.

During 2011, OneBeacon paid a total of $20 million of interest on the OBH Senior Notes.

During 2011, Sirius Group declared and paid $594 million of capital distributions to its immediate parent, which included $300 million received in connection with the Reorganization.

During 2011, Sirius Group paid $26 million of interest on the SIG Senior Notes, $19 million of dividends on the SIG Preference Shares.

During 2011, White Mountains contributed $20 million to WM Life Re.

During 2011, WM Advisors declared and paid $5 million of capital distributions to its immediate parent.

During 2011, White Mountains contributed $104 million to Esurance and received $95 million of capital distributions from Esurance.

Acquisitions and Dispositions

During the fourth quarter of 2011, White Mountains completed the sale of Esurance and received $1.01 billion in cash proceeds from Allstate.

During the fourth quarter of 2011, Sirius Group acquired Old Lyme for $6 million in cash and a note of $2 million.

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

During 2010, OneBeacon paid $30 million of interest on the OBH Senior Notes.

During 2010, Sirius Group declared and paid $225 million of capital distributions to its immediate parent.

During 2010, Sirius Group paid $26 million of interest on the SIG Senior Notes and $19 million of cash dividends on the SIG Preference Shares.

During 2010, Sirius Group paid Sierra $43 million on the Sierra Note, which consisted of $33 million for the principal repayment and $10 million for accrued interest.  In accordance with an indemnification agreement, Berkshire reimbursed White Mountains $37 million related to the Sierra Note payments.

During 2010, White Mountains contributed $70 million to Esurance.

During 2010, White Mountains contributed $45 million to WM Life Re.

Acquisitions and Dispositions

During the first quarter of 2010, Sirius Group acquired Central National for $5 million in cash.

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

During 2009, OBH repurchased and retired a portion of outstanding OBH Senior Notes for $8 million and OBIC purchased a portion of outstanding OBH Senior Notes for $55 million. In addition, during 2009, OneBeacon repaid the entire $41 million outstanding under its Mortgage Note and repaid $2 million in principal on its other debt obligations.

During 2009, OneBeacon paid $37 million of interest on the OBH Senior Notes.

During 2009, Sirius Group declared and paid $480 million of capital distributions to its immediate parent, which included $350 million received in connection with the reorganization of its reinsurance operations and $30 million received from Galileo prior to its sale.

During 2009, Sirius Group paid $26 million of interest on the SIG Senior Notes and $19 million of cash dividends on the SIG Preference Shares.

During 2009, AFI declared and paid $4 million of capital distributions to its immediate parent.

During 2009, WM Advisors declared and paid $15 million of capital distributions to its immediate parent.

During 2009, White Mountains contributed $133 million to WM Life Re.

During 2009, White Mountains contributed $98 million to Esurance.

During 2009, Sirius Group contributed $45 million to Scandinavian Re.

Acquisitions and Dispositions

During 2009, OneBeacon sold the renewal rights to its non-specialty commercial lines business for $23 million.

TRANSACTIONS WITH RELATED PERSONS

See Note 18—“Transactions with Related Persons” in the accompanying Consolidated Financial Statements.

NON-GAAP FINANCIAL MEASURES

This report includes five non-GAAP financial measures that have been reconciled to their most comparable GAAP financial measures. White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ results of operations and financial condition.

Adjusted comprehensive income is a non-GAAP financial measure that excludes the change in equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes, from comprehensive income. In the calculation of comprehensive income under GAAP, fixed maturity investments are marked-to-market while the liabilities to which those assets are matched are not. Symetra attempts to earn a “spread” between what it earns on its investments and what it pays out on its products. In order to try to fix this spread, Symetra invests in a manner that tries to match the duration and cash flows of its investments with the required cash outflows associated with its life insurance and structured settlements products. As a result, Symetra typically earns the same spread on in-force business whether interest rates fall or rise. Further, at any given time, some of Symetra’s structured settlement obligations may extend 40 or 50 years into the future, which is further out than the longest maturing fixed maturity investments regularly available for purchase in the market (typically 30 years). For these long-dated products, Symetra is unable to fully match the obligation with assets until the remaining expected payout schedule comes within the duration of securities available in the market. If at that time, these fixed maturity investments have yields that are lower than the yields expected when the structured settlement product was originally priced, the spread for the product will shrink and Symetra will ultimately harvest lower returns for its shareholders. GAAP comprehensive income increases when rates decline, which would suggest an increase in the value of Symetra - the opposite of what is happening to the intrinsic value of the business. Therefore, White Mountains’ management and Board of Directors use adjusted comprehensive income when assessing Symetra’s quarterly financial performance. In addition, this measure is typically the predominant component of change in adjusted book value per share, which is used in calculation of White Mountains’ performance for both short-term (annual bonus) and long-term incentive plans. The reconciliation of adjusted comprehensive income to comprehensive income is included on page 41.

Adjusted book value per share is a non-GAAP measure which is derived by expanding the GAAP calculation of book value per White Mountains common share to exclude equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes. In addition, the number of common shares outstanding used in the calculation of adjusted book value per share are adjusted to exclude unearned restricted common shares, the compensation cost of which, at the date of calculation, has yet to be amortized. The reconciliation of adjusted book value per share to GAAP book value per share is included on page 40.

Total capital at White Mountains is comprised of White Mountains’ common shareholders’ equity, debt and noncontrolling interest in OneBeacon Ltd and the SIG Preference Shares. Total adjusted capital excludes the equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes from total capital. The reconciliation of total capital to total adjusted capital is included on page 58.

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

	Year Ended December 31,
	2011	2010	2009
GAAP expense ratio	31%	31%	30%
Referral fees	(2)	(2)	(1)
Adjusted expense ratio	29%	29%	29%
GAAP combined ratio	104%	105%	104%
Referral fees	(2)	(2)	(1)
Adjusted combined ratio	102%	103%	103%

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

1. Loss and LAE Reserves

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

Upon completion of each quarterly review, OneBeacon’s actuaries select indicated reserve levels based on the results of the actuarial methods described previously, which are the primary consideration in determining management’s best estimate of required reserves. However, in making its best estimate, management also considers other qualitative factors that may lead to a difference between held reserves and actuarially recommended levels in the future. Typically, these factors exist when management and OneBeacon’s actuaries conclude that there is insufficient historical reported and paid loss information or that trends included in the historical reported and paid loss information are unlikely to repeat in the future. Such factors include, among others, recent entry into new markets or new products, improvements in the claims department that are expected to lessen future ultimate loss costs and legal and regulatory developments. At December 31, 2011 and 2010, total carried reserves were 10% and 13% above the actuarial point estimate, respectively.

Loss and LAE Reserves by Line of Business

OneBeacon’s loss and LAE reserves, net of reinsurance recoverables at December 31, 2011 and 2010 were as follows:

	December 31, 2011			December 31, 2010
Millions	Case	IBNR	Total	Case	IBNR	Total
Specialty insurance operations	$296.5	$510.5	$807.0	$283.2	$498.2	$781.4
Other insurance operations	225.4	158.7	384.1	335.1	285.8	620.9
Total	$521.9	$669.2	$1,191.1	$618.3	$784.0	$1,402.3

OneBeacon’s loss and LAE, net of reinsurance recoverables reserves by line of business at December 31, 2011 and 2010 were as follows:

	December 31, 2011			December 31, 2010
Millions	Case	IBNR	Total	Case	IBNR	Total
Workers compensation	$181.7	$89.8	$271.5	$171.0	$102.6	$273.6
Personal automobile liability	32.1	11.1	43.2	83.2	35.4	118.6
Multiple peril	(36.2)	83.9	47.7	.1	135.7	135.8
Commercial automobile liability	63.4	33.0	96.4	81.3	53.7	135.0
General liability(1)	175.8	383.1	558.9	163.9	388.7	552.6
Other(2)	105.1	68.3	173.4	118.8	67.9	186.7
Total	$521.9	$669.2	$1,191.1	$618.3	$784.0	$1,402.3

(1)  Includes loss and LAE reserves related to professional liability.

(2)  Includes loss and LAE reserves related to marine liability.

For loss and allocated LAE reserves, excluding A&E, the key assumption as of December 31, 2011 was that the impact of the various reserving factors, as described below, on future paid losses would be similar to the impact of those factors on the historical loss data with the exception of severity trends, which have been relatively stable over the relevant historical period. The actuarial methods used would project losses assuming continued stability in severity trends. Management has considered future increases in loss severity trends, including the impact of inflation, in making its reserve selections.

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

•      Degree of patient responsiveness to treatment

Commercial automobile liability book of business reserving factors

•      Changes in policy provisions (e.g., deductibles, policy limits, or endorsements)

•      Changes in mix of insured vehicles (e.g., long-haul trucks versus local and smaller vehicles, or fleet risks versus non-fleet risks)

•      Changes in underwriting standards

General liability

See the above discussions under the liability product lines with regard to reserving factors for multiple peril, which are similar to the reserving factors used for general liability.

OneBeacon Loss and LAE Development

Loss and LAE development—2011

During 2011, OneBeacon experienced $3 million of net favorable loss and LAE reserve development on prior accident year loss reserves, with $30 million of favorable development in its specialty insurance operations, substantially offset by $27 million of adverse loss reserve development in its other insurance operations. The favorable loss reserve development in specialty insurance operations was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines. The adverse loss reserve development in other insurance operations resulted from a detailed review of run-off expenses, principally ULAE, completed during the fourth quarter of 2011.

With respect to the favorable loss reserve development in specialty insurance operations, at December 31, 2010, management had revised its expectations downward for future loss emergence in the professional liability business, which had initially been based on market analysis when this business was initiated in 2002 and 2003. However, during 2011, losses continued to be significantly lower than these revised expectations. As a result, management lowered its selected reserves on the earliest years which affected more recent years as total loss expectations for those years are based in part on prior years’ results. The impact of this revised estimate was a decrease to professional liability reserves of $12 million.

During 2010, management began separately reviewing loss reserves for some business which had been previously managed as a part of OneBeacon’s former commercial lines underwriting unit.  As of December 31, 2010, the reserves for these businesses had been selected based on expected emergence that was based on the historic loss development of former commercial lines underwriting unit.  However, during 2011 the actual emerged experience for these businesses was significantly lower than the expected emergence.  As a result of this favorable emergence, management lowered the loss reserves for these businesses by $14 million during 2011.

With respect to the adverse loss reserve development in other insurance operations, management completed a detailed review of loss and defense and cost containment expenses (ALAE) and other adjusting expenses (ULAE) during the fourth quarter of 2011. The analysis considered costs, based on current non-staff expenses and staffing projections for the run-off business, as management continues efforts to segregate its claims operations between ongoing claims and run-off claims. The analysis also factored in the revised definition of run-off operations to include the non-specialty commercial lines business that was exited via the Commercial Lines Transaction.

In addition to the development described for the lines of business above, OneBeacon also recorded a $4 million net decrease in reserves in other lines of business as a result of its review of loss reserves at December 31, 2011.

Loss and LAE development—2010

In 2010, OneBeacon experienced $57 million of favorable loss and LAE reserve development on prior accident year loss reserves. The favorable loss reserve development was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines. The favorable development also included an $8 million release of commercial catastrophe reserves associated with storms occurring in 2004 and 2005.

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

At December 31, 2009, based on actuarial techniques described above, management estimated that IBNR related to multiple peril liability was $171 million, or approximately 93% of case reserves of $184 million for accident years 2004 through 2009. During 2010, case incurred loss and ALAE was $66 million, which was less than expected for this line of business. As a result of the lower than expected case incurred loss and ALAE during 2010, the actuarial methods based on case incurred losses produced lower estimated ultimate losses for these accident years. As a result, at December 31, 2010, the IBNR was determined to be $86 million, or approximately 57% of the remaining case reserves. The impact of this revised estimate was a decrease to multiple peril liability reserves of $18 million.

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

Additionally, during 2010, AutoOne experienced $6 million in adverse loss reserve development which is included in discontinued operations.

Loss and LAE development—2009

In 2009, OneBeacon experienced $117 million of favorable loss and LAE reserve development on prior accident year loss reserves. The favorable loss reserve development was primarily related to lower than expected severity on non-catastrophe losses. The favorable loss reserve development was primarily related to professional liability business, multiple peril liability and other general liability lines.

Specifically, at December 31, 2008, management had revised its expectations downward with respect to future loss emergence in the professional liability business, which had initially been based on market analysis when this business was initiated in 2002 and 2003. However, during 2009, losses continued to be significantly lower than these revised expectations. As a result, management lowered its selected reserves on the earliest years, which affected more recent years as total loss expectations for those years are based in part on prior years’ results.  The impact of this revised estimate was a decrease to professional liability reserves of $60 million.

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

Additionally, during 2009, AutoOne, which is included in discontinued operations, experienced $33 million in adverse development. At December 31, 2008, management had estimated that future payments from personal injury protection litigation from OneBeacon’s AutoOne business would be approximately $8 million. During 2009, the legal expenses related to this litigation were higher than expected. As a result, management increased estimates of all accident years for AutoOne.

Range of Reserves by Line of Business

OneBeacon’s range of reserve estimates at December 31, 2011 was evaluated to consider the strengths and weaknesses of the actuarial methods applied against OneBeacon’s historical claims experience data. The following table shows the recorded loss and LAE reserves, net of reinsurance recoverable on unpaid losses, and the high and low ends of OneBeacon’s range of reasonable loss reserve estimates at December 31, 2011. The high and low ends of OneBeacon’s range of reserve estimates in the table below are based on the results of various actuarial methods described above.

	December 31, 2011
Millions	Low	Recorded	High
Specialty insurance operations	$645	$807.0	$862
Other insurance operations	273	384.1	467
Total	$918	$1,191.1	$1,329

The following table shows the recorded reserves and the high and low ends of OneBeacon’s range of reasonable loss and LAE reserve, net of reinsurance recoverable on unpaid losses, estimates by line of business at December 31, 2011.

	December 31, 2011
Millions	Low	Recorded	High
Workers compensation	$197	$271.5	$313
Personal automobile liability	39	43.2	45
Multiple peril	4	47.7	66
Commercial automobile liability	89	96.4	103
General liability	429	558.8	625
Other	160	173.5	177
Total	$918	$1,191.1	$1,329

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

The percentages shown in the following table represent the linear interpolation of where OneBeacon’s recorded loss and LAE reserves, net of reinsurance recoverable on unpaid losses, are within the range of reserves estimates at December 31, 2011 and 2010, where the low end of the range equals zero, the middle of the range equals 50% and the high end of the range equals 100%.

	December 31,
(expressed as a percentage of the range)	2011	2010
Specialty insurance operations	75%	86%
Other insurance operations	57	79
Total	67%	82%

During 2010, emerged loss experience for workers compensation had been lower than had been projected by several of the actuarial methods. As this favorable emerged loss experience coincided with some significant changes in claims staffing, management had selected reserves consistent with previous projections which resulted in our selected reserves being higher in the range at year end 2010. During 2011, the emerged experience was higher than the 2010 emergence, which drove the actuarial range up and management also reduced its estimate of reserves with the net effect being a reserve lower in the range of actuarial estimates. The impact of this primarily affected OneBeacon’s other insurance operations.

Overall, management is concerned about the impact of future increases in inflation, including adverse changes in tort liability. These types of changes would result in deterioration in the loss reserves. During 2011, some increases in inflation began to emerge in the loss data which drove the actuarial range up. As these changes of inflation are now being partially reflected in the actuarial methods, management does not need to select reserves as high in the range of actuarial indications. This has some impact on most lines but has a particular impact on general liability and multiple peril within OneBeacon’s specialty insurance operations and also its other insurance operations.

The percentages shown in the following table represent the linear interpolation of where OneBeacon’s recorded loss and LAE reserves, net of reinsurance recoverable on unpaid losses, are within the range of reserves estimates by line of business at December 31, 2011 and 2010, where the low end of the range equals zero, the middle of the range equals 50% and the high end of the range equals 100%.

	December 31,
(expressed as a percentage of the range)	2011	2010
Workers compensation	64%	80%
Personal automobile liability	76	40
Multiple peril	71	93
Commercial automobile liability	53	82
General liability	66	90
Other	81	34
Total	67%	82%

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

•      Workers compensation: Recorded reserves for workers compensation were $272 million at December 31, 2011. The two most important assumptions for workers compensation reserves are loss development factors and loss cost trends, particularly medical cost inflation. Loss development patterns are dependent on medical cost inflation. Approximately half of the workers compensation net reserves are related to future medical costs. Across the entire reserve base, a 0.5 point change in calendar year medical inflation would have changed the estimated net reserve by approximately $49 million at December 31, 2011, in either direction.

•      Professional liability:  Recorded reserves for professional liability were $388 million across all lines at December 31, 2011. A key assumption for professional liability is the implicit loss cost trend, particularly the severity inflation trend component of loss costs. Across the entire reserve base, a 5.0 point change in assumed annual severity would have changed the estimated net reserve by approximately $64 million at December 31, 2011, in either direction.

•      Multiple peril liability: Recorded loss and LAE reserves, net of reinsurance recoverable including that provided under the GRC Cover on claims arising from accident years 2000 and prior, for multiple peril were $48 million at December 31, 2011.  Recorded loss and LAE reserves, net of reinsurance recoverable, for multiple peril for accident years 2002 through 2011 were $233 million at December 31, 2011. Reported loss development patterns are a key assumption for these lines of business, particularly for more mature accident years. Historically, assumptions on reported loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g. construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. If case reserve adequacy for non-construction defect claims changed by 10.0 points this would have changed the estimated net reserve by approximately $15 million at December 31, 2011, in either direction.

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

OneBeacon also incurred A&E losses via its participation in industry pools and associations. The most significant of these pools was Excess Casualty Reinsurance Association (“ECRA”), which provided excess liability reinsurance to U.S. insurers from 1950 until the early 1980s. ECRA incurred significant liabilities for A&E, of which OneBeacon bears approximately a 4.7% share, or $71 million and $32 million at December 31, 2011 and 2010, respectively, which is fully reflected in OneBeacon’s loss and LAE reserves.

More recently, since the 1990s, OneBeacon has experienced an influx of claims from commercial insureds, including many non-Fortune 500-sized accounts written during the 1970s and 1980s, who are named as defendants in asbestos lawsuits. As a number of large well-known manufacturers of asbestos and asbestos-containing products have gone into bankruptcy, plaintiffs have sought recoveries from peripheral defendants, such as installers, transporters or sellers of such products, or from owners of premises on which the plaintiffs’ exposure to asbestos allegedly occurred. At December 31, 2011, 449 policyholders had asbestos-related claims against OneBeacon. In 2011, 94 new insureds with such peripheral involvement presented asbestos claims under prior OneBeacon policies.

Historically, most asbestos claims have been asserted as product liability claims. Recently, insureds who have exhausted the available products liability limits of their insurance policies have sought from insurers such as OneBeacon payment for asbestos claims under the premises and operations coverage of their liability policies, which may not be subject to similar aggregate limits. OneBeacon expects this trend to continue. However, to date there have been fewer of these premises and operations coverage claims than product liability coverage claims. This may be due to a variety of factors, including that it may be more difficult for underlying plaintiffs to establish losses as stemming from premises and operations exposures, which requires proof of the defendant’s negligence, rather than products liability under which strict legal liability applies. Premises and operations claims may vary significantly and policyholders may seek large amounts, although such claims frequently settle for a fraction of the initial alleged amount. Accordingly, there is a great deal of variation in damages awarded for the actual injuries. As of December 31, 2011, there were approximately 225 active claims by insureds against OneBeacon without product liability coverage asserting operations or premises coverage, which may not be subject to aggregate limits under the policies.

OneBeacon has a reinsurance contract with NICO under which OneBeacon is entitled to recover from NICO up to $2.5 billion in the future for asbestos claims arising from business written by OneBeacon in 1992 and prior, environmental claims arising from business written by OneBeacon in 1987 and prior, and certain other exposures. Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon’s third-party reinsurers in existence at the time the NICO Cover was executed (“Third-Party Recoverables”). As a result, the Third-Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. Any amounts uncollectible from third-party reinsurers due to dispute or the reinsurers’ financial inability to pay are covered by NICO under its agreement with OneBeacon. Third-Party Recoverables are typically for the amount of loss in excess of a stated level each year. Of claim payments from 2000 through 2011, approximately 47% of asbestos and environmental losses have been recovered under the historical third-party reinsurance.

During 2011, OneBeacon completed a new study of its legacy A&E exposures. Reasonable estimates of potential adverse scenarios continue to be within the $2.5 billion reinsurance cover issued by NICO. Based on the results of the study, OneBeacon increased the point estimate of incurred losses ceded to NICO from $2.2 billion to $2.3 billion, an increase of $122 million, net of underlying reinsurance. Due to the NICO Cover, there was no impact to income or equity from the change in the estimate.

As part of its previously described actuarial review process, OneBeacon reviews A&E activity each quarter and compares that activity to what was assumed in the most recently completed study. As of December 31, 2011, OneBeacon noted no change in the range of reasonable outcomes around its best estimate described above.

As noted above, OneBeacon has ceded estimated incurred losses of approximately $2.3 billion to the NICO Cover at December 31, 2011. Since entering into the NICO Cover, approximately 8% of the $2.3 billion of utilized coverage relates to uncollectible Third Party Recoverables and settlements on Third Party Recoverables through December 31, 2011. Net losses paid totaled approximately $1.4 billion as of December 31, 2011. Asbestos payments during 2011 reflect payments resulting from intensified efforts by claimants to resolve asbestos claims prior to the potential enactment of U.S. federal asbestos legislation.

OneBeacon’s reserves for A&E losses, net of Third-Party Recoverables but prior to NICO recoveries, were $0.8 billion at December 31, 2011. An industry benchmark of reserve adequacy is the “survival ratio”, computed as a company’s reserves divided by its historical average yearly loss payments. This ratio indicates approximately how many more years of payments the reserves can support, assuming future yearly payments are equal to historical levels. OneBeacon’s survival ratio was 13.3 years at December 31, 2011. This was computed as the ratio of A&E reserves, net of Third-Party Recoverables prior to the NICO Cover of $0.8 billion plus the remaining unused portion of the NICO Cover of $198 million, to the average A&E loss payments over the three-year period ended December 31, 2011, net of Third-Party Recoverables. OneBeacon’s survival ratio was 10.7 years at December 31, 2010. OneBeacon believes that as a result of the NICO Cover and its historical third-party reinsurance programs, OneBeacon should not experience material financial loss from A&E exposures under current coverage interpretations and that its survival ratio compares favorably to industry survival ratios. However, the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid using recent annual average payments subject to adjustments for unusual items. Many factors, such as aggressive settlement procedures, mix of business and coverage provided, have a significant effect on the amount of A&E reserves and payments and the resultant survival ratio. Thus, caution should be exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.

OneBeacon’s reserves for A&E losses at December 31, 2011 represent management’s best estimate of its ultimate liability based on information currently available. However, significant uncertainties, including but not limited to case law developments, medical and clean-up cost increases and industry settlement practices, limit management’s ability to accurately estimate ultimate liability and OneBeacon may be subject to A&E losses beyond currently estimated amounts. In addition, OneBeacon remains liable for risks reinsured in the event that a reinsurer does not honor its obligations under reinsurance contracts. See Note 3—“Reserves for Unpaid Loss and LAE—Asbestos and environmental loss and LAE reserve activity” of the accompanying historical consolidated financial statements for more information regarding its A&E reserves.

OneBeacon A&E Claims Activity

OneBeacon’s A&E claim activity for the last two years is illustrated in the table below:

	Year Ended December 31,
A&E Claims Activity	2011	2010
Asbestos
Accounts with asbestos claims at the beginning of the year	478	482
Accounts reporting asbestos claims during the year	94	103
Accounts on which asbestos claims were closed during the year	(123)	(107)
Accounts with asbestos claims at the end of the year	449	478
Environmental
Accounts with environmental claims at the beginning of the year	353	384
Accounts reporting environmental claims during the year	57	106
Accounts on which environmental claims were closed during the year	(89)	(137)
Accounts with environmental claims at the end of the year	321	353
Total
Total accounts with A&E claims at the beginning of the year	831	866
Accounts reporting A&E claims during the year	151	209
Accounts on which A&E claims were closed during the year	(212)	(244)
Total accounts with A&E claims at the end of the year	770	831

Sirius Group

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

Loss and LAE Reserves by Class of Business

Sirius Group’s net loss and LAE reserves by class of business at December 31, 2011 and 2010 were as follows:

Net loss and LAE reserves by class of business	December 31, 2011			December 31, 2010
Millions	Case	IBNR	Total	Case	IBNR	Total
Casualty (excluding A&E)	$218.8	$344.4	$563.2	$189.3	$408.8	$598.1
Other property	192.5	100.2	292.7	180.9	96.7	277.6
A&E(1)	55.6	107.1	162.7	55.8	113.8	169.6
Aviation and space	97.4	51.5	148.9	91.2	50.4	141.6
Property catastrophe excess	121.7	102.6	224.3	133.8	45.4	179.2
Accident and health	42.6	95.9	138.5	36.1	72.5	108.6
Agriculture	—	15.5	15.5	—	11.3	11.3
Marine	79.3	38.7	118.0	82.8	37.3	120.1
Contingency	5.4	5.1	10.5	1.5	4.8	6.3
Trade Credit	51.5	32.0	83.5	45.1	22.9	68.0
Run-off (2)	86.7	159.5	246.2	82.4	227.8	310.2
Total	$951.5	$1,052.5	$2,004.0	$898.9	$1,091.7	$1,990.6

(1) Sirius Group’s A&E exposures are principally the result of run-off of businesses acquired in the 1990s.

(2) Included in this class are primarily the run-off exposures from various acquisitions.

As with insurance reserves, the process of estimating reinsurance reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain. Based on the above, such uncertainty may be larger relative to the reserves for a company that principally writes reinsurance compared to an insurance company, and certainty may take a longer time to emerge.

In order to reduce the potential uncertainty of loss reserve estimation, Sirius Group obtains information from numerous sources to assist in the process. Sirius Group’s underwriting and pricing actuaries devote considerable effort to understanding and analyzing each insured’s operations and loss history during the underwriting of the business, using a combination of insured and industry statistics. Such statistics normally include historical premium and loss data by class of business, individual claim information for larger claims, distributions of insurance limits provided, loss reporting and payment patterns, and rate change history. This analysis is used to project expected loss ratios for each treaty during the upcoming contract period. These expected ultimate loss ratios are aggregated across all treaties and are input directly into the loss reserving process to generate the expected loss ratios that are used to estimate IBNR.

Upon notification of a loss from an insured (typically a ceding company), Sirius Group establishes case reserves, including LAE reserves, based upon Sirius Group’s share of the amount of reserves established by the insured and Sirius Group’s independent evaluation of the loss. In cases where available information indicates that reserves established by a ceding company are inadequate, Sirius Group establishes case reserves or IBNR in excess of its share of the reserves established by the ceding company.  Also, in certain instances, Sirius Group may decide not to establish case reserves or IBNR, when the information available indicates that reserves established by ceding companies are not adequately supported. In addition, specific claim information reported by insureds or obtained through claim audits can alert management to emerging trends such as changing legal interpretations of coverage and liability, claims from unexpected sources or classes of business, and significant changes in the frequency or severity of individual claims where customary. Generally, ceding company audits are not customary outside the United States. This information is often used to supplement estimates of IBNR.

Although loss and LAE reserves are initially determined based on underwriting and pricing analyses, Sirius Group regularly reviews the adequacy of its recorded reserves by using a variety of generally accepted actuarial methods, including historical incurred and paid loss development methods. If actual loss activity differs substantially from expectations, an adjustment to recorded reserves may be warranted. As time passes, loss reserve estimates for a given year will rely more on actual loss activity and historical patterns than on initial assumptions based on pricing indications.

Sirius Group’s expected annual loss reporting assumptions are updated at least once a year. These assumptions are applied to year-end IBNR to generate expected reported losses for the subsequent year. Interpolation methods are applied to estimate quarterly reported losses, which are then compared to actual reported losses each quarter. Significant differences may result in a change in estimates or a revision in the estimated loss reporting pattern. Expected loss ratios underlying the current accident year are updated quarterly, to reflect new business that is underwritten by the company.

As mentioned above, there can be a considerable time lag from the time a claim is reported to a ceding company to the time it is reported to the reinsurer. The lag can be several years in some cases. This lag can be due to a number of reasons, including the time it takes to investigate a claim, delays associated with the litigation process, the deterioration in a claimant’s physical condition many years after an accident occurs, etc. In its loss reserving process, Sirius Group assumes that such lags are predictable, on average, over time and therefore the lags are contemplated in the loss reporting patterns used in its actuarial projection methods. This means that, as a reinsurer, Sirius Group must rely on such actuarial estimates for a longer period of time after reserves are first estimated than does a primary insurance company.

Backlogs in the recording of assumed reinsurance can also complicate the accuracy of loss reserve estimation. As of December 31, 2011, there were no significant backlogs related to the processing of assumed reinsurance information at Sirius Group.

Sirius Group relies heavily on information reported by ceding companies, as discussed above. In order to determine the accuracy and completeness of such information, Sirius Group underwriters, actuaries, and claims personnel perform audits of certain ceding companies where customary. Generally, ceding company audits are not customary outside the United States. In such cases, Sirius Group reviews information from ceding companies for unusual or unexpected results. Any material findings are discussed with the ceding companies. Sirius Group sometimes encounters situations where it is determined that a claim presentation from a ceding company is not in accordance with contract terms.  Most situations are resolved amicably and without the need for litigation or arbitration. However, in the infrequent situations where a resolution is not possible, Sirius Group will vigorously defend its position in such disputes.

Sirius Group also obtains reinsurance whereby another reinsurer contractually agrees to indemnify Sirius Group for all or a portion of the risks underwritten by Sirius Group. Such arrangements, where one reinsurer provides reinsurance to another reinsurer, are usually referred to as “retrocessional reinsurance” arrangements. Sirius Group establishes estimates of amounts recoverable from retrocessional reinsurance in a manner consistent with the loss and LAE liability associated with reinsurance contracts offered to its customers, net of an allowance for uncollectible amounts, if any. Net reinsurance loss reserves represent loss and LAE reserves reduced by ceded reinsurance recoverable on unpaid losses.

In 2011, Sirius Group had net favorable loss reserve development of $47 million, primarily attributable to $41 million of favorable development on property lines, including $13 million of loss reserve reductions for the 2010 Chile earthquake, partially offset by asbestos and environmental increases of $12 million.  In 2010, Sirius Group had net favorable loss reserve development of $57 million, primarily related to short-tailed lines, such as property, accident and health, and marine, in recent underwriting years. Included in the $57 million favorable loss reserve development was the recognition of $16 million in deferred gains from a retrocessional reinsurance contract that incepted in 2000 and was fully collected in 2010.

The actuarial methods described above are used to calculate a point estimate of loss and LAE reserves for each company within Sirius Group. These point estimates are then aggregated to produce an actuarial point estimate for the entire segment. Once a point estimate is established, Sirius Group’s actuaries estimate loss reserve ranges to measure the sensitivity of the actuarial assumptions used to set the point estimates. These ranges are calculated from historical variations in loss ratios, payment and reporting patterns by class and type of business.

The actuarial analysis is a primary consideration for management in determining its best estimate of loss and LAE reserves. In making its best estimate, management also considers other qualitative factors that may lead to a difference between its best estimate of loss and LAE reserves and the actuarial point estimate. Typically, these factors exist when management and the company’s actuaries conclude that there is insufficient historical incurred and paid loss information or that trends included in the historical incurred and paid loss information are unlikely to repeat in the future. These factors may include, among others, changes in the techniques used to assess underwriting risk, more accurate and detailed levels of data submitted with reinsurance applications, the uncertainty of the current reinsurance pricing environment, the level of inflation in loss costs, changes in ceding company reserving practices, and legal and regulatory developments. At December 31, 2011 and 2010, total carried reserves were 2.7% and 2.6% above the actuarial point estimate, respectively.

The following table illustrates Sirius Group’s recorded net loss and LAE reserves and high and low estimates for those classes of business for which a range is calculated, at December 31, 2011.

Net loss and LAE reserves by class of business	December 31, 2011
Millions	Low	Recorded	High
Casualty (excluding A&E)	$498	$563.2	$584
Other property	277	292.7	313
A&E	149	162.7	178
Aviation and space	142	148.9	157
Property catastrophe excess	197	224.3	218
Accident and health	129	138.5	148
Agriculture	14	15.5	17
Marine	111	118.0	125
Contingency	10	10.5	11
Trade Credit	74	83.5	83
Run-off	229	246.2	254
Total	$1,830	$2,004.0	$2,088

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

Sirius Group A&E Reserves

Sirius Group’s A&E exposure is primarily from reinsurance contracts written between 1974 through 1985 by acquired companies, mainly MONY Reinsurance Company and Christiania General Insurance Company. The exposures are mostly higher layer excess of loss treaty and facultative coverages with relatively low limits exposed for each claim. Sirius Group has a specialized unit that handles claims relating to A&E exposures. The issues presented by these types of claims require expertise and an awareness of the various trends and developments in relevant jurisdictions. Net incurred loss activity for asbestos and environmental in the last two years was as follows:

Net incurred loss and LAE activity	Year Ended December 31,
Millions	2011	2010
Asbestos	$10.3	$7.3
Environmental	2.0	(1.3)
Total	$12.3	$6.0

In 2011 and 2010, Sirius Group recorded $10 million and $7 million of asbestos-related incurred losses and LAE. The 2011 incurred losses included $5 million related to a negotiated commutation of one of Sirius Group’s top five asbestos exposures.  Sirius Group entered into the commutation to eliminate the possibility of future adverse development on the account.  A payment of $11 million was made in first quarter 2012.  The remaining incurred losses in 2011 and 2010 were primarily the result of management’s monitoring of a variety of metrics including:  actual paid and reported claims activity; net survival ratios; peer comparisons; and industry benchmarks.  In 2011 and 2010, Sirius Group recorded $2 million and $(1) million of environmental losses.

In 2010, Sirius Group completed an in-depth analysis of its asbestos exposure. The main focus of the analysis was on the internal claims analysis of all treaty and facultative contracts likely to have asbestos exposure at June 30, 2010.  This analysis entailed examining total expected asbestos losses and LAE from a variety of information sources, including previous asbestos studies, reported data and external benchmarking scenarios.  Since the 2010 study, management has monitored quarterly activity against established metrics to maintain adequate loss reserves.

Sirius Group’s net reserves for A&E losses were $163 million and $170 million at December 31, 2011 and 2010, respectively. Sirius Group’s A&E three-year net loss paid survival ratio was approximately 11.1 years and 12.5 years at December 31, 2011 and 2010.

The following tables show gross and net loss and LAE payments for A&E exposures for the years ending December 31, 2003 through December 31, 2011:

Millions	Asbestos paid loss and LAE		Environmental paid loss and LAE
Year ended December 31,	Gross	Net	Gross	Net
2003	$10.7	$7.4	$1.7	$1.1
2004	19.3	14.3	1.5	1.4
2005	11.7	12.2	4.8	4.0
2006	9.8	7.9	.6	.5
2007	12.3	10.7	2.0	1.7
2008	19.7	14.3	2.2	1.6
2009	11.4	10.3	1.5	1.5
2010	14.5	12.1	.8	.9
2011	20.4	15.6	3.2	3.6

Sirius Group A&E Claims Activity

Generally, Sirius Group sets up claim files for each reported claim by each cedent for each individual insured. In many instances, a single claim notification from a cedent could involve several years and layers of coverage resulting in a file being set up for each involvement. Precautionary claim notices are submitted by the ceding companies in order to preserve their right to pursue coverage under the reinsurance contract. Such notices do not contain an incurred loss amount. Accordingly, an open claim file is not established. As of December 31, 2011, Sirius Group had 1,261 open claim files for asbestos and 266 open claim files for environmental exposures.

Sirius Group’s A&E claim activity for the last two years is illustrated in the table below.

	Year ended December 31,
A&E Claims Activity	2011	2010
Asbestos
Total asbestos claims at the beginning of the year	1,223	1,158
Asbestos claims — Central National acquisition	—	17
Asbestos claims reported during the year	358	229
Asbestos claims closed during the year	(320)	(181)
Total asbestos claims at the end of the year	1,261	1,223
Environmental
Total environmental claims at the beginning of the year	268	252
Environmental claims — Central National acquisition	—	9
Environmental claims reported during the year	87	60
Environmental claims closed during the year	(89)	(53)
Total environmental claims at the end of the year	266	268
Total
Total A&E claims at the beginning of the year	1,491	1,410
A&E claims — Central National acquisition	—	26
A&E claims reported during the year	445	289
A&E claims closed during the year	(409)	(234)
Total A&E claims at the end of the year	1,527	1,491

The costs associated with administering the underlying A&E claims by Sirius Group’s clients tend to be higher than non-A&E claims due to generally higher legal costs incurred by ceding companies in connection with A&E claims ceded to Sirius Group under the reinsurance contracts.

2. Fair Value Measurements

General

White Mountains measures certain assets and liabilities at estimated fair value in its consolidated financial statements, with changes therein recognized in current period earnings. In addition, White Mountains discloses estimated fair value for certain liabilities measured at historical or amortized cost. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price) at a particular measurement date. Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”).  Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”).

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

Invested Assets

White Mountains’ invested assets that are measured at fair value include fixed maturity securities, common and preferred equity securities, convertible fixed maturity securities and interests in hedge funds and private equity funds.

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

As of December 31, 2011, approximately 95% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturities, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturities including corporate debt, state and other governmental debt, convertible fixed maturity securities and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include White Mountains’ investments in hedge funds and private equity funds, as well as investments in certain debt securities, including asset-backed securities, where quoted market prices are unavailable. White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value. The outside pricing services used by White Mountains have indicated that if no observable inputs are available for a security, they will not provide a price. In those circumstances, White Mountains estimates the fair value using industry standard pricing models and observable inputs such as benchmark interest rates, matrix pricing, market comparables, broker quotes, issuer spreads, bids, offers, credit rating prepayment speeds and other relevant inputs. White Mountains performs procedures to validate the market prices obtained from the outside pricing sources. Such procedures, which cover substantially all of its fixed maturity investments include, but are not limited to, evaluation of model pricing methodologies and review of the pricing services’ quality control processes and procedures on at least an annual basis, comparison of market prices to prices obtained from a different independent pricing vendors on at least a semi-annual basis, monthly analytical reviews of certain prices, and review of assumptions utilized by the pricing service for selected measurements on an ad hoc basis throughout the year. White Mountains also performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price on an ad-hoc basis throughout the year. Prices provided by the pricing services that vary by more than than 5% and $1 million from the expected price based on these procedures are considered outliers. In circumstances where the results of White Mountains’ review process do not appear to support the market price provided by the pricing services, White Mountains challenges the price.  During the past year, four securities fell outside White Mountains’ variance thresholds, thereby triggering the challenge with the pricing service. If White Mountains cannot gain satisfactory evidence to support the challenged price, it relies upon its own pricing methodologies to estimate the fair value of the security in question. The fair values of such securities are considered to be Level 3 measurements.

The following table summarizes White Mountains’ fair value measurements and the percentage of Level 3 investments at December 31, 2011:

	December 31, 2011
Millions	Fair value	Level 3 Inputs	Level 3 Inputs as a % of total fair value
US Government and agency obligations	$305.0	$—	—
Debt securities issued by industrial corporations	2,135.1	—	—
Municipal obligations	2.7	—	—
Mortgage-backed and asset-backed securities	3,222.9	15.1	1%
Foreign government, agency and provincial obligations	589.2	—	—
Preferred stocks	78.8	63.8	81%
Fixed maturities(1)	6,333.7	78.9	1%
Common equity securities	755.0	32.3	4%
Convertible fixed maturity investments	143.8	—	—
Short-term investments	846.0	—	—
Other long-term investments (2)	268.3	268.3	100%
Total investments	$8,346.8	$379.5	5%

(1)         Carrying value includes $111.8 that is classified as assets held for sale relating to AutoOne.

(2)         Excludes carrying value of $33.0 associated with other long-term investments accounted for using the equity method.

White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturities at December 31, 2011 comprise securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.

The following table summarizes the changes in White Mountains’ fair value measurements by level for the year ended December 31, 2011:

			Level 3 Investments
Millions	Level 1 Investments	Level 2 Investments	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other long- term investments		Total
Balance at January 1, 2011	$1,894.4	$5,477.4	$128.4	$71.2	$—	$330.2	(1)	$7,901.6	(1)
Total realized and unrealized gains (losses)	(1.4)	113.2	(8.1)	(4.7)	—	19.5		118.5
Foreign currency gains (losses) through OCI and other revenue	4.6	(76.1)	(4.4)	1.6	—	(5.0)		(79.3)
Amortization/Accretion	2.3	(54.2)	.3	—	—	—		(51.6)
Purchases	10,653.6	8,905.6	213.7	19.7	—	58.4		19,851.0
Sales	(10,674.4)	(8,528.7)	—	(55.5)	—	(134.8)		(19,393.4)
Transfers in	—	269.2	18.2	—	—	—		287.4
Transfers out	—	(18.2)	(269.2)	—	—	—		(287.4)
Balance at December 31, 2011	$1,879.1	$6,088.2	$78.9	$32.3	$—	$268.3	(1)	$8,346.8	(1)(2)

(1)            Excludes carrying value of $41.9 and $33.0 at January 1, 2011 and December 31, 2011 associated with other long-term investments accounted for using the equity method.

(2)    Carrying value includes $111.8 that is classified as assets held for sale relating to AutoOne discontinued operations.

Fair Value Measurements — transfers between levels

Transfers between levels are recorded using the fair value measurement as of the end of the quarterly period in which the event or change in circumstance giving rise to the transfer occurred.

In addition, during 2011, 10 securities which had been classified as Level 3 measurements in prior periods were recategorized as Level 2 measurements because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available at December 31, 2011. These measurements consist of “Transfers out” of $269.2 million in fixed maturities for the period ended December 31, 2011. Two securities that were classified as a Level 2 investment in prior periods were priced with unobservable inputs during the current period and represent the transfers in of $18.2 million in Level 3 investments.  The fair value of these securities was estimated using industry standard pricing models, in which management selected inputs using its best judgment.  These inputs principally included benchmark yields, benchmark securities, reported trades, issuer spreads, bids, offers, credit ratings and prepayment speeds. The pricing models used by White Mountains use the same valuation methodology for all Level 3 measurements for fixed maturities. The securities are considered to be Level 3 because the measurements are not directly observable. At December 31, 2011, the estimated fair value for these securities determined using the industry standard pricing models was $1.6 million less than the estimated fair value based upon quoted prices provided by a third party.

The following table summarizes the amount of total gains (losses) included in earnings attributable to unrealized investment gains (losses) for Level 3 investments for years ended December 31, 2011, 2010, and 2009:

	Year Ended December 31,
Millions	2011	2010	2009
Fixed maturities	$(12.2)	$10.2	$47.3
Common equity securities	(16.6)	(19.2)	14.7
Convertible fixed maturities	—	—	.1
Other long-term investments	(16.8)	39.0	65.0
Total unrealized investment (losses) gains, pre-tax - Level 3 investments	$(45.6)	$30.0	$127.1

Symetra Warrants

White Mountains holds warrants to acquire common shares of Symetra. The warrants are recorded at fair value. White Mountains uses a Black-Scholes valuation model to determine the fair value of the Symetra warrants. The major assumptions used in valuing the Symetra warrants at December 31, 2011 were a risk free rate of 0.31%, volatility of 36%, an expected life of 2.58 years, a strike price of $11.49 per share and a share price of $9.07 per share.  The inputs used in the valuation model are observable inputs. However, since a quoted market price is not available for the warrants themselves, they are categorized as a Level 2 measurement.

Other Long-Term Investments

Other long-term investments accounted for at fair value at December 31, 2011 consist of $125 million in hedge funds and $129 million in private equity funds.  At December 31, 2011, White Mountains held investments in 16 hedge funds and 32 private equity funds.  The largest investment in a single fund was $27 million and $49 million at December 31, 2011 and 2010.

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

In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fund manager uses current market prices to determine fair value. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers generally consider the need for a liquidity discount on each of the underlying investments when determining the fund’s net asset value.  In circumstances where White Mountains’ portion of a fund’s net asset value is deemed to differ from fair value due to illiquidity or other factors associated with White Mountains’ investment in the fund, the net asset value is adjusted accordingly.  At December 31, 2011, White Mountains did not record an adjustment to the net asset value related to any of its investments in hedge funds or private equity funds.

Sensitivity analysis of likely returns on hedge fund and private equity fund investments

White Mountains’ investment portfolio includes investments in hedge funds and private equity funds. At December 31, 2011, the value of investments in hedge funds and in private equity funds was $125 million and $129 million, respectively.  The underlying investments are typically publicly traded and private common equity investments, and, as such, are subject to market risks that are similar to White Mountains’ common equity securities.  The following illustrates the estimated effect on December 31, 2011 fair value resulting from a 10% change and a 30% change in market value:

	December 31, 2011
	Change in fair value		Change in fair value
Millions	10% decline	10% increase	30% decline	30% increase
Hedge funds	$(12.5)	$12.5	$(37.5)	$37.5
Private equity funds	$(12.9)	$12.9	$(38.7)	$38.7

Hedge fund and private equity fund returns are commonly measured against the benchmark returns of hedge fund indices and/or the S&P 500 Index.  The historical returns for each index in the past five years are listed below:

	Year Ended December 31,
	2011	2010	2009	2008	2007
HFRX Equal Weighted Strategies Index	-6.2%	5.3%	11.4%	-21.9%	4.0%
S&P 500 Index	2.1%	15.1%	26.5%	-37.0%	5.5%

Variable Annuity Reinsurance Liabilities

White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. White Mountains carries the benefit guarantees at fair value. The fair value of the guarantees is estimated using actuarial and capital market assumptions related to the projected discounted cash flows over the term of the reinsurance agreement. The valuation uses assumptions about surrenders rates, market volatilities and other factors, and includes a risk margin which represents the additional compensation a market participant would require to assume the risks related to the business. The selection of surrender rates, market volatility assumptions, risk margins and other factors require the use of significant management judgment. Assumptions regarding future policyholder behavior, including surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimate. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value of the liabilities associated with these guarantees that could materially affect results of operations. All of White Mountains’ variable annuity reinsurance liabilities ($768.5 million) were classified as Level 3 measurements at December 31, 2011.

Generally, the liabilities associated with these guarantees increase with declines in the equity markets, interest rates and currencies against the Japanese yen, as well as with increases in market volatilities. In 2008, particularly in the fourth quarter, as a result of worldwide declines in equity markets, interest rates and the strengthening of the Japanese yen, the underlying investment accounts declined substantially and have stayed low.  The collective account values were approximately 78% and 82% of the guarantee value at December 31, 2011 and December 31, 2010. The liability is also affected by annuitant related behavioral and actuarial assumptions, including surrender and mortality rates. WM Life Re lowered its projected surrender rates in 2011, 2010 and 2009 to reflect the behavior observed during the turbulent markets experienced throughout those years.

WM Life Re uses derivative instruments, including put options, interest rate swaps, total return swaps on bond and equity indices and forwards and futures contracts on major equity indices, currency pairs and government bonds, to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. The types of inputs used to estimate the fair value of these derivative instruments, with the exception of actuarial assumptions regarding policyholder behavior and risk margins, are generally the same as those used to estimate the fair value of the variable annuity liabilities.

Since the fourth quarter of 2008, WM Life Re has made significant modifications and adjustments to improve the effectiveness of its economic hedging program.

During 2009, WM Life Re entered into long term Japanese interest rate swaps, largely replacing its use of short term Japanese Government Bond (“JGB”) futures to hedge its discount rate exposure.  By doing so, WM Life Re has better matched the term structure of its discount rate exposure, substantially reduced its exposure to changes in swap spreads and significantly reduced the potential costs associated with rolling JGB futures contracts during times of relative market illiquidity.  As of December 31, 2011, the notional amount of interest rate swaps was ¥183 billion ($2.4 billion).

As of December 31, 2011, the value of bond funds tracking the WGBI was approximately ¥61 billion ($791.2 million).  By country, the largest exposures, together comprising over 90% of the WGBI, were the United States (42%), Germany (10%), France (10%), the United Kingdom (9%), Italy (8%), Spain (4%), Canada (3%), the Netherlands (3%), and Belgium (2%).  Eurozone countries together comprised approximately 40%.  To reduce hedging basis risk (i.e., the risk that changes in the WGBI will cause WM Life Re’s variable annuity guarantee liabilities to change in value at a different rate than the derivative hedges), in December 2009 WM Life Re entered into a series of total return swap contracts on the performance of the WGBI.  As of December 31, 2010, approximately 49% of WM Life Re’s WGBI-related liability was hedged with WGBI swaps.  Because these swaps were denominated in US dollars, WM Life Re continued to hedge the results into Japanese yen to match the benchmark denominated in Japanese yen.  In 2011, driven in large part by instability of Eurozone markets, WM Life Re significantly increased coverage of its WGBI exposure by entering into a series of total return swaps on the JP Morgan European Government Bond Index (JPM European GBI).  Although the JPM European GBI is not an exact match for the European component of the WGBI, its construction rules and holdings are substantially similar.  These swaps are denominated in Japanese yen and, therefore, need not be hedged into Japanese yen.  As of December 31, 2011, the total notional amounts of WGBI and JPM European GBI swaps were $200 million and ¥25.3 billion ($329 million), respectively. At that date, approximately 76% and 100% of the total WGBI and European component of the WGBI, respectively, were hedged with total return swaps. Of the $200 million notional amount of WGBI swaps, $75 million matured in January 2012, $50 million will mature in July of 2012 and the remaining $75 million in 2013.  The market for WGBI swaps continues to be illiquid and, while WM Life Re continues to look for counterparties to increase its coverage and replace swaps as they mature, there is no guaranty that WM Life Re will be able to do so.  The JPM European GBI total return swaps have maturities laddered during 2015 and 2016 to approximate the maturities of the policies reinsured.

Under the terms of these swap contracts, WM Life Re receives cash flows based on a fixed return, reset at the beginning of each month based on current LIBOR and is required to pay cash flows based on the performance of the WGBI or JPM European GBI during that month plus a fixed amount.

WM Life Re hedges the remaining 24% of WGBI-related liability exposure with the limited types of available derivatives that most closely fit the country and term exposures of the WGBI.  Since liability exposures are determined by the performance of the overall account value, including the funds that track the Nomura BPI, TOPIX, and MSCI Kokusai, periodic portfolio rebalancing may be required. At such times and within limits, exchange-traded futures may be used to maintain overall neutral exposure as opposed to entering into new, or unwinding existing, swaps.

As of December 31, 2011, the value of bond funds tracking the Nomura BPI was approximately ¥66.3 billion ($862.3 million).  In January 2010, because the types and tenors of liquid Japanese bond futures currently available are extremely limited, to more closely track the performance of bond funds tracking the Nomura BPI, WM Life Re entered into its first total return swap contract on the performance of that index.  As of December 31, 2011, the total notional amount of Nomura BPI swaps was ¥57 billion ($741.1 million), covering approximately 95% of WM Life Re’s Nomura BPI-related liability exposure.  Of these swaps, ¥13 billion ($169 million), which mature between 2015 and 2016, track the government bond component of the index only (approximately 76% of the index), leaving WM Life Re exposed to credit spread risk on the non-government portion.  The remaining ¥44 billion ($572.1 million) track the complete index.  Of these, one with notional amount of ¥10 billion ($130 million) matured in January 2012 and was replaced with a swap of equal size maturing January 2013.  The remaining swaps on the complete index mature during 2012.  WM Life Re will look for opportunities to replace these swaps as they mature; however, the market is extremely illiquid and there is no guaranty that WM Life Re will be able to do so.  Under the contracts, WM Life Re receives cash flows based on a fixed return, reset at the beginning of each period (monthly for the complete index swaps and semi-annually for the government bond only swaps) based on current LIBOR and is required to pay cash flows based on the performance of the Nomura BPI during that period plus a fixed amount.  Remaining Nomura BPI exposure is hedged with liquid Japanese bond futures and is subject to basis risk relating to the difference between the tenor of the bond futures and the tenor of the assets in the annuity funds covered by its variable annuity guarantees.

As of December 31, 2011, the value of equity funds tracking the MSCI Kokusai was approximately ¥26.9 billion ($349.5 million).  To reduce hedging basis risk, in 2011 WM Life Re entered into a series of total return swaps on the MSCI Kokusai, denominated in Japanese yen with maturities laddered during 2015 and 2016 to approximate the maturities of the policies reinsured.  As of December 31, 2011, the total notional amount of MSCI Kokusai swaps was ¥14.5 billion ($188 million) and the percent of MSCI Kokusai fund exposure hedged by these swaps was 60%.  The remaining 40% of this exposure continues to be hedged with a variety of more liquid instruments, including exchange-traded futures.  WM Life Re continues to assess ways to increase its coverage with total return swaps but there is no guaranty that WM Life Re will be able to do so.

The following table summarizes the estimated financial impact on WM Life Re’s derivatives and benefit guarantee liabilities of instantaneous changes in individual market variables as of December 31, 2011. The table below assumes that all other market variables are constant and does not reflect the inter-dependencies between individual variables.

	Equity Market Returns		Foreign Currency Exchange (1)		Interest Rates(2)		Market Volatility(3)
Millions	+20%	-20%	+15%	-15%	Favorable	Unfavorable	Decrease	Increase
Liabilities	$(125)	$128	$(248)	$292	$(90)	$50	$(3)	$12
Hedge Assets	(126)	130	(238)	283	(91)	51	(8)	13
Net	$(1)	$2	$10	$(9)	$(1)	$1	$(5)	$1

(1)              The value of foreign currencies in Japanese yen terms.

(2)              In the unfavorable scenario, Japanese interest rates are decreased 70 bps, Japanese swap spreads are tightened by 25 bps, and foreign bond fund yields are increased 70 bps.  Conversely, in the favorable scenario, Japanese interest rates are increased 70 bps, Japanese swap spreads are widened 25 bps and foreign bond fund yields are decreased 70 bps.

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

The table below summarizes as of December 31, 2011 and 2010 the estimated financial impact of simultaneous market events.  Unlike the individual sensitivity analyses illustrated above, the analysis in the table below reflects the inter-dependencies between individual variables.

	As of December 31, 2011		As of December 31, 2010
Change in Millions	Down Market	Up Market	Down Market	Up Market
Liabilities	$487	$(454)	$486	$(419)
Hedge Assets (1)	453	(486)	433	(440)
Net	$(34)	$(32)	$(53)	$(21)

(1)              Assumed hedge effectiveness in down and up markets of 93% and 107%, respectively, as of December 31, 2011 and 89% and 105%, respectively, as of December 31, 2010.

WM Life Re applies shocks to the Japanese interest rates and foreign bond fund yields in opposite directions.  In the down market scenario, Japanese interest rates are decreased 70 bps, Japanese swap spreads are tightened by 25 bps, and foreign bond fund yields are increased 70 bps. The “up market” scenario assumes opposite movements in the same variables.  For other variables, the “down market” scenario assumes equity indices decrease 20%, foreign currencies depreciate by 15% against the Japanese yen and implied market volatility increases as described in footnote 3 to the table above.  The “up market” scenario assumes opposite movements in the same variables.  Both up and down scenarios produce an expected net loss due to the convexity of the liability value, coupled with the assumption that the shock scenarios happen instantaneously without adjustment of the hedging portfolio.

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

During the third quarter of 2010, WM Life Re lowered the surrender assumptions that it uses to calculate its variable annuity guarantee liability. WM Life Re’s previous assumptions reflected its expectation that surrenders would rise as the surrender charges in the underlying annuities decline.  However, the persistent instability in financial and foreign exchange markets has kept surrenders low.  The lower surrender assumptions resulted in a $48 million increase in WM Life Re’s variable annuity guarantee liability, but reduced its exposure to adverse changes in surrender rates in the future.  During the fourth quarter of 2011, WM Life Re lowered the surrender assumptions again to reflect the somewhat lower surrenders that emerged versus expected in the policy cohort that rolled into policy year seven, resulting in a $7.2 million increase in the variable annuity guaranty liability.

As of December 31, 2011, WM Life Re’s surrender assumptions vary from 0.1% currently to 3.0% depending on the level of account value versus guarantee value; at the current levels of account value, the average surrender rate is approximately 0.6% per annum.  The potential increase in the fair value of the liability due to a change in current actuarial assumptions is as follows:

	Increase in fair value of liability
Millions	December 31, 2011	December 31, 2010
Decrease 50%	$5	$12
Decrease 100% (to zero surrenders)	$10	$24

The amounts in the table above could increase in the future if the fair value of the variable annuity guarantee liability changes due to factors other than the surrender assumptions (e.g., a decline in the ratio of the annuitants’ aggregate account values to their aggregate guarantee values).

As of December 31, 2011, WM Life Re increased the variable annuity guaranty liability by $6 million to partially reflect a “basis swap” implied by foreign exchange rates which results in lower projected returns (in Japanese yen) for the portion of funds invested in countries outside of Japan. Since the financial crisis in 2008, there has been a break in expected arbitrage free relationships between swap interest rates and foreign exchange rates (in particular, between the U.S. and Japan).  This adjustment recognizes that this anomaly of trading values may be more than temporary.

The following table summarizes the changes in White Mountains’ variable annuity reinsurance liabilities and derivative contracts for the year ended December 31, 2011:

	Variable Annuity (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total(4)
Balance at January 1, 2011	$(610.2)	$275.3	$72.2	$—	$347.5
Purchases	—	5.0	—	—	5.0
Realized and unrealized gains (losses)	(158.3)	14.5	67.7	10.7	92.9
Transfers in (out)	—	—	—	—	—
Sales/settlements	—	(47.7)	(100.7)	(6.6)	(155.0)
Balance at December 31, 2011	$(768.5)	$247.1	$39.2	$4.1	$290.4

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

(4)              In addition to derivative instruments, WM Life Re held cash, short-term and fixed maturity investments of $485.3 at December 31, 2011 posted as collateral to its counterparties.

3. Sirius Group Reinsurance Estimates

There is a time lag from the point when premium and related commission and expense activity is recorded by a ceding company to the point when such information is reported by the ceding company to Sirius Group. This time lag can vary from one to several contractual reporting periods (i.e. quarterly/monthly). This lag is common in the reinsurance business, but slightly longer when a reinsurance intermediary is involved.

As a result of this time lag in reporting, Sirius Group estimates a portion of its written premium and related commissions and expenses. Given the nature of Sirius Group’s business, estimated premium balances, net of related commissions and expenses, comprise a large portion of total premium balances receivable. The estimation process begins by identifying which major accounts have not reported activity at the most recent period end. In general, premium estimates for excess of loss business are based on expected premium income included in the contractual terms. For proportional business, Sirius Group’s estimates are derived from expected premium volume based on contractual terms or ceding company reports and other correspondence and communication with underwriters, intermediaries and ceding companies. Once premium estimates are determined, related commission and expense estimates are derived using contractual terms.

Sirius Group closely monitors its estimation process on a quarterly basis and adjusts its estimates as more information and actual amounts become known. There is no assurance that the amounts estimated by Sirius Group will not deviate from the amounts reported by the ceding company or reinsurance intermediary. Any such deviations are reflected in the results of operations when they become known.

The following table summarizes Sirius Group’s premium estimates and related commissions and expenses:

	December 31, 2011				December 31, 2010
Millions	Gross Premium Estimates	Net Premium Estimates	Net Commission and Expense Estimates	Net Amount Included in Reinsurance Balances Receivable	Gross Premium Estimates	Net Premium Estimates	Net Commission and Expense Estimates	Net Amount Included in Reinsurance Balances Receivable
Property catastrophe excess	$68.3	$56.0	$(5.0)	$51.0	$58.6	$46.4	$(4.4)	$42.0
Other property	64.9	48.7	(17.2)	31.5	67.2	53.2	(18.7)	34.5
Accident and health	72.6	55.1	(25.6)	29.5	74.6	62.4	(20.9)	41.5
Aviation and space	50.1	38.9	(8.5)	30.4	57.0	42.1	(9.9)	32.2
Trade credit	41.9	33.8	(13.1)	20.7	29.1	20.9	(7.9)	13.0
Marine	19.0	17.5	(2.5)	15.0	20.4	16.7	(2.9)	13.8
Casualty	10.1	9.9	(0.6)	9.3	14.3	12.9	(7.1)	5.8
Agriculture	20.1	20.0	(2.8)	17.2	16.1	16.0	(2.0)	14.0
Contingency	6.0	6.0	(2.4)	3.6	1.7	1.7	(1.9)	(.2)
Total	$353.0	$285.9	$(77.7)	$208.2	$339.0	$272.3	$(75.7)	$196.6

The net amounts recorded in reinsurance balances receivable may not yet be due from the ceding company at the time of the estimate since actual reporting from the ceding company has not yet occurred. Therefore, based on the process described above, Sirius Group believes all of its estimated balances are collectible, and as such no allowance has been recorded.

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

In connection with White Mountains’ acquisition of OneBeacon in 2001, Aviva caused OneBeacon to purchase reinsurance contracts with two reinsurance companies rated “AA+” (Very Strong, the second highest of twenty-one financial strength ratings) by Standard & Poor’s and “A++” (Superior, the highest of fifteen financial strength ratings) by A.M. Best. One is a reinsurance cover with NICO which entitles OneBeacon to recover up to $2.5 billion in ultimate loss and LAE incurred related primarily to claims arising from business written by its predecessor prior to 1992 for asbestos claims and 1987 for environmental claims, respectively. As of December 31, 2011, OneBeacon has ceded estimated incurred losses of approximately $2.3 billion to NICO under the NICO Cover. The other contract is a reinsurance cover with GRC for up to $570 million of additional losses on all claims arising from accident years 2000 and prior. As of December 31, 2011, OneBeacon has ceded estimated incurred losses of $562 million to GRC under the GRC Cover. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the acquisition of OneBeacon, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for as a seller guarantee under GAAP in accordance with Emerging Issues Task Force Topic No. D 54. NICO and GRC are wholly-owned subsidiaries of Berkshire.

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

5. White Mountains’ Investment in Symetra Common Shares

In September 2011, the U.S. Federal Reserve Bank (the “Fed”) began “Operation Twist”, which has decreased long-term interest rates on fixed maturity investments.  Under Operation Twist, the Fed has sold shorter-term U.S. treasury securities, which have maturities of generally 3 years or less, to fund the purchase of longer-term U.S. securities, with maturities between 6 and 30 years.  The Fed has also stated that it expects to continue to take actions to keep long-term interest rates low until late-2014.  Lower long-term interest rates tend to reduce the return on equity that life insurers earn as they reinvest their cash flows from higher yielding long duration bonds into lower yielding long duration bonds.  Quoted stock prices of life insurers tend to be highly correlated with their return on equity.  Thus, as long-term interest rates decline, the quoted stock prices of life insurers tend to decline.  At the same time, lower interest rates tend to increase the stated GAAP book values of life insurance companies, primarily from unrealized gains on fixed income investments, as the assets are marked-to-market, but the liabilities are not.  Thus, the precipitous decline in long-term interest rates that occurred with Operation Twist caused a significant decline in the quoted stock prices of life insurance companies and an even more significant decline in those prices relative to stated GAAP book value.  As a result, the quoted stock price of many life insurance companies, including Symetra, is now well below their stated GAAP book value, a trend inconsistent with historical patterns.

White Mountains accounts for its investment in Symetra common shares using the equity method of accounting. Under the equity method, the GAAP carrying value of White Mountains’ investment in Symetra common shares is normally equal to the percentage of Symetra’s GAAP book value represented by White Mountains’ common share ownership, which was 15% at December 31, 2011.  Under GAAP, a decline in the fair value of an investment is considered to be other-than-temporary when the fair value of the investment is not expected to recover to its GAAP carrying value in the near term.  Declines in the fair value of an investment that are considered to be other-than-temporary are recognized as a write-down to the GAAP carrying value of the investment. Having observed the divergence between the quoted market price for Symetra’s common shares and its GAAP carrying value, management evaluated White Mountains’ investment in Symetra common shares to determine whether an other-than-temporary impairment under GAAP existed at December 31, 2011.  As a result of this evaluation, management concluded that White Mountains’ investment in Symetra common shares was other-than-temporarily impaired and wrote down the GAAP book value of the investment to its estimated fair value of $261 million at December 31, 2011, or approximately $15 per Symetra common share.

An other-than-temporary impairment for GAAP does not equate to a permanent impairment in value. The reasons why management concluded that an other-than-temporary impairment for GAAP existed at December 31, 2011 relate to the environment in which life insurance companies currently operate and not from reasons specific to Symetra itself.  Symetra has recorded solid growth in adjusted book value per share since the financial crisis at the end of 2008, continues to pay quarterly dividends to its shareholders and has maintained strong financial strength and creditworthiness ratings and capital ratios.  Management does not believe that the write-down is an indication of impairment in Symetra’s long-term intrinsic business value.

The GAAP fair value of an investment is the price that would be paid by a market participant to acquire it in the investment’s principal or most advantageous market.  For investments that are publicly traded, quoted market prices generally provide the best measurement of GAAP fair value. However, a decline in the quoted market price of an investment below its GAAP carrying value is not necessarily indicative of a loss in value that is other-than-temporary, and in circumstances where the characteristics of the investment being measured are not the same as those for which quoted market prices are available, unadjusted quoted market prices do not represent GAAP fair value.  White Mountains’ investment in Symetra common shares is different than the shares that are traded on the public stock exchange, principally due to the size of its position and its representation on Symetra’s Board of Directors.  In circumstances like this, GAAP requires that fair value be determined giving consideration to multiple valuation techniques.  Management considered three different valuation techniques to determine the GAAP fair value of White Mountains’ investment in Symetra common shares at December 31, 2011. A description of each technique follows.

Valuation techniques based on actuarial appraisals

When determining the value of life insurance holding companies that are acquisition targets, market participants commonly utilize an approach that values the company as the sum of (A) adjusted statutory net worth of any regulated life insurance companies (i.e. statutory surplus plus asset valuation reserve) plus the GAAP net assets of any non-life businesses, less holding company debt and (B) the present value of future earnings related to business in force as of the valuation date plus the present value of future earnings related to business written after the valuation date.  White Mountains used this approach when it acquired its initial investment in Symetra in 2004.  Part A of the calculation can be performed using observable inputs from the statutory and GAAP financial statements.  Part B of the calculation requires a large number of actuarial calculations including assumptions such as discount rates, mortality, persistency and future investment results that, while based on historical data and are supportable, are nonetheless judgmental and largely unobservable.  For Symetra, part A is approximately $15 per share as of December 31, 2011.  Symetra management provided its Board of Directors (of which White Mountains has 2 representatives) with an internal actuarial appraisal that demonstrates that part B would be a meaningful positive value in most reasonable scenarios.  When determining the GAAP fair value of White Mountains’ investment in Symetra common shares at December 31, 2011, management ascribed the greatest weight to part A, as it is observable and less subjective.

Valuation techniques based on multiples from recent transactions

As described in “Non-GAAP Financial Measures”, White Mountains uses growth in adjusted book value to assess Symetra’s financial performance.  Adjusted book value excludes unrealized gains and losses from Symetra’s fixed maturity investment portfolio.  Life insurance industry analysts and market participants commonly use multiples of adjusted book value per share to determine relative values of companies in the life insurance industry.

In December 2011, Tokio Marine announced that it had agreed to acquire Delphi Financial Group (“Delphi”) for $2.7 billion. The acquisition price for that transaction represented a multiple of approximately 1.6 times Delphi’s September 30, 2011 adjusted book value of $1.6 billion. The acquisition price of $43.875 per share represented a premium of approximately 73% over Delphi’s last traded market price prior to the announcement of the acquisition.  If the same adjusted book value and market price multiples were applied to Symetra at December 31, 2011, the estimated fair value would range from $16 to $30 per share.

The Delphi acquisition highlights the wide disparity between values of life insurance companies based on quoted market prices and the value of those companies in a private market transaction.  However, the range of fair value estimates generated by applying the adjusted book value per share multiple and market premium observed in the Delphi acquisition is wide, and there have been no other significant acquisitions of life insurance companies in 2011.  Therefore, management did not ascribe significant weight to valuations determined using the adjusted book value per share multiple or market price premium observed in recent acquisition activity when determining the GAAP fair value of White Mountains’ investment in Symetra common shares at December 31, 2011.

Valuation techniques based on quoted market prices

White Mountains’ representation on Symetra’s Board of Directors gives it the ability to exercise significant influence over Symetra’s operations and policies.  Generally, market participants are willing to pay a premium to obtain the ability to exert influence over the operations and policies of an investee, which is not reflected in the quoted market price of Symetra’s common shares.   There is no reliable means to calculate the value of this premium for an investment in a life insurance company.  The actuarial appraisals used by market participants described above implicitly consider the ability to influence an investee’s operations and policies in the actuarial assumptions underlying projected future earnings, but the value associated with the ability to exert influence is not explicitly calculated separately from other components of value.  As a result, management did not ascribe significant weight to valuations based on quoted market prices when determining the GAAP fair value of White Mountains’ investment in Symetra common shares at December 31, 2011, as the premium associated with the ability to exert influence over the operations and policies of Symetra is unobservable and highly subjective.

After considering all of the above, management determined that the best estimate of the GAAP fair value of White Mountains’ investment in Symetra’s common shares at December 31, 2011 was $15 per share, which approximates Symetra’s adjusted statutory-basis net worth. The write down of $199 million to $261 million represents management’s best estimate of the amount by which the value of the investment has been other-than-temporarily impaired for GAAP. After-tax, this represented a reduction of White Mountains adjusted book value per share of $6. Given the scarcity of relevant observable inputs and the wide range of estimates developed under the approaches used, the estimated GAAP fair value of White Mountains’ investment in Symetra’s common shares involved a significant degree of judgment, is very subjective in nature and, accordingly, is considered a Level 3 fair value measurement.

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

Interest Rate Risk

Fixed Maturity Portfolios.  In connection with the Company’s consolidated insurance and reinsurance subsidiaries, White Mountains invests in interest rate sensitive securities, primarily debt securities. White Mountains generally manages the interest rate risk associated with its portfolio of fixed maturity and convertible fixed maturity investments by monitoring the average duration of the portfolio. White Mountains’ fixed maturity and convertible fixed maturity portfolios are comprised primarily of investment grade corporate securities; U.S. government and agency securities; foreign government, agency and provincial obligations; preferred stocks; asset-backed and mortgage-backed securities; and municipal obligations.

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

($ in millions)	Fair Value at December 31, 2011	Assumed Change in Relevant Interest Rate	Estimated Fair Value After Change in Interest Rate	After-Tax Increase (Decrease) in Carrying Value
Fixed maturity and convertible fixed maturity investments	$6,477.5	100 bp decrease	$6,593.4	$86.0
		50 bp decrease	6,549.1	53.2
		50 bp increase	6,390.8	(64.2)
		100 bp increase	6,302.9	(129.2)

Long-term obligations.  As of December 31, 2011, White Mountains’ interest and dividend bearing long-term obligations consisted primarily of the OBH Senior Notes, SIG Senior Notes and the SIG Preference Shares, which have fixed interest and dividend rates.

The following table summarizes the fair value and carrying value of White Mountains’ financial instruments as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
OBH Senior Notes	$277.4	$269.8	$435.1	$419.6
SIG Senior Notes	418.6	399.3	390.9	399.2
SIG Preference Shares(1)	217.5	250.0	212.5	250.0

(1)          SIG Preference Shares are recorded as noncontrolling interest.

The fair values of these obligations were estimated by using quoted market prices.

Credit Spread Risk

Fixed Maturity Portfolio.  White Mountains’ overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to their investment risks. Widening and tightening of credit spreads generally translate into decreases and increases in fair values of fixed maturity investments, respectively.  The table below summarizes the estimated effects of hypothetical widening and tightening of pre-tax credit spreads on White Mountains’ fixed maturity and convertible fixed maturity portfolio.

	December 31, 2011
Millions	Fair Value	Tighten 50	Tighten 25	Widen 25	Widen 50
U.S Government and agency obligations	$305.0	$—	$—	$—	$—
Foreign government, agency and provincial obligations	589.2	.1	—	—	(.1)

		Tighten 100	Tighten 50	Widen 50	Widen 100
Agency mortgage-backed	2,114.3	73.0	36.5	(35.9)	(70.7)
Asset-backed	748.8	5.2	3.6	(4.4)	(8.7)

		Tighten 200	Tighten 100	Widen 100	Widen 200
Debt securities issued by industrial corporations	2,135.1	129.4	70.5	(69.4)	(135.4)
Municipal obligations	2.7	.3	.1	(.1)	(.3)
Convertible fixed maturities	143.8	3.4	1.8	(2.8)	(5.5)

		Tighten 400	Tighten 200	Widen 200	Widen 400
Non-agency commercial mortgage-backed	276.7	13.2	11.4	(13.6)	(26.3)

		Tighten 600	Tighten 300	Widen 300	Widen 600
Preferred stocks	78.8	12.1	11.9	(18.0)	(29.6)
Non-agency residential mortgage-backed	83.1	7.5	4.4	(4.4)	(8.3)

Equity Price Risk

The carrying values of White Mountains’ common equity securities, convertible fixed maturity investments and other long-term equity investments are based on quoted market prices or management’s estimates of fair value as of the balance sheet date. Market prices of common equity securities, in general, are subject to fluctuations.  These fluctuations could cause the amount realized upon sale or exercise of these instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the investment, the relative price of alternative investments, supply and demand imbalances for a particular security, or other market factors. Assuming a hypothetical 10% increase or decrease in the equity market at December 31, 2011, the carrying value of White Mountains’ equity securities would have increased or decreased by approximately $120 million pre-tax.

Foreign Currency Exchange Risk

The functional currency of Sirius International is the Swedish kronor. Sirius International also holds net assets denominated in euros and British pound sterling. The following table illustrates the effect that a hypothetical 10% increase (i.e. U.S. dollar strengthening) or decrease (i.e. U.S. dollar weakening) in the rate of exchange from the Swedish kronor, the euro and the British pound sterling currencies to the U.S. dollar would have on the carrying value of White Mountains’ net assets denominated in the respective currencies as of December 31, 2011 and 2010:

	As of December 31, 2011		As of December 31, 2010
Millions	10% increase	10% decrease	10% increase	10% decrease
Swedish kronor to U.S. dollar	$(9)	$9	$(30)	$30
Euro to U.S. dollar	(7)	7	(25)	25
British pound sterling to U.S. dollar	(8)	8	(10)	10

Variable Annuity Guarantee Risk

White Mountains entered into an agreement to reinsure death and living benefit guarantees associated with certain variable annuities issued in Japan. The reinsurance agreement assumes risk related to a shortfall between the account value and the guaranteed value that must be paid by the ceding company to an annuitant or to an annuitant’s beneficiary in accordance with the underlying annuity contracts. Generally, the liabilities associated with these guarantees increase with declines in the equity markets, interest rates and currencies against the Japanese yen, as well as with increases in market volatilities. The liability is also affected by annuitant-related actuarial assumptions, including surrender and mortality rates. At December 31, 2011, the total liability for the reinsured variable annuity guarantees was $769 million.

White Mountains uses derivative instruments, including put options, interest rate swaps, total return swaps on bond indices and forward and futures contracts on currency pairs and government bonds to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. At December 31, 2011, the fair value of these derivative instruments was $290 million. In addition, WM Life Re held approximately $485 million of cash and fixed maturity investments at December 31, 2011.

White Mountains measures its net exposure to changes in relevant interest rates, foreign exchange rates and equity markets on a daily basis and adjusts its economic hedge positions within risk guidelines established by senior management. White Mountains also monitors the effects of annuitant-related experience against actuarial assumptions (including surrender and mortality rates) on a weekly basis and adjusts relevant assumptions and economic hedge positions if required. While White Mountains actively manages its economic hedge positions, several factors, including policyholder behavior and mismatches between underlying variable annuity funds and the hedge indices, may result in the failure of economic hedges to perform as intended. See discussion of fair value measurement of reinsured variable annuity liabilities and derivative instruments and sensitivity analyses of significant inputs in “CRITICAL ACCOUNTING ESTIMATES — Fair Value Measurements” on page 80.

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

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The Principal Executive Officer (“PEO”) and the Principal Financial Officer (“PFO”) of White Mountains have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2011. Based on that evaluation, the PEO and PFO have concluded that White Mountains’ disclosure controls and procedures are adequate and effective.

The PEO and the PFO of White Mountains have evaluated the effectiveness of its internal control over financial reporting as of December 31, 2011. Based on that evaluation, the PEO and PFO have concluded that White Mountains’ internal control over financial reporting is effective. Management’s annual report on internal control over financial reporting is included on page F-71 of this report. The attestation report on the effectiveness of our internal control over financial reporting by PricewaterhouseCoopers LLP is included on page F-72 of this report.

There has been no change in White Mountains’ internal controls over financial reporting that occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect White Mountains’ internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.                                                    Directors, Executive Officers and Corporate Governance

Reported under the captions “The Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance—Committees of the Board—Audit Committee” in the Company’s 2012 Proxy Statement, herein incorporated by reference, and under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

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

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors. The procedures for shareholders to nominate directors are reported under the caption “Corporate Governance—Committees of the Board—Nominating and Governance Committee” in the Company’s 2012 Proxy Statement, herein incorporated by reference.

Item 11.                                                    Executive Compensation

Reported under the captions “Executive Compensation” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in the Company’s 2012 Proxy Statement, herein incorporated by reference.

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reported under the captions “Voting Securities and Principal Holders Thereof” and “Equity Compensation Plan Information” in the Company’s 2012 Proxy Statement, herein incorporated by reference.

Item 13.                                                    Certain Relationships, Related Transactions and Director Independence

Reported under the caption “Transactions with Related Persons, Promoters and Certain Control Persons” and “Corporate Governance—Director Independence” in the Company’s 2012 Proxy Statement, herein incorporated by reference.

Item 14.                                                    Principal Accountant Fees and Services

Reported under the caption “Principal Accountant Fees and Services” in the Company’s 2012 Proxy Statement, herein incorporated by reference.

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

b.                                       Exhibits

Exhibit number	Name
2	Plan of Reorganization (incorporated by reference herein to the Company’s Registration Statement on S-4 (No. 333-87649) dated September 23, 1999)
3.1	Memorandum of Continuance of the Company (incorporated by reference herein to Exhibit (3)(i) of the Company’s Current Report on Form 8-K dated November 1, 1999)
3.2	Amended and Restated Bye-Laws of the Company (incorporated by reference herein to Exhibit 3(ii) of the Company’s Report on Form 10-Q dated August 1, 2008)
4.1	Form of Senior Indenture (incorporated by reference herein to the Company’s Registration Statement on S-3 (No. 333-88352) dated July 17, 2003)
4.2

Fiscal Agency Agreement between White Mountains Re Group, Ltd. as Issuer and The Bank of New York as Fiscal Agent (incorporated by reference herein to Exhibit 4.1 of the Company’s Report on Form 8-K dated March 14, 2007)

4.3

Certificate of Designation, setting forth the designations, powers, preferences and rights of the SIG Preference Shares (incorporated by reference herein to Exhibit 3.1 of the Company’s Report on Form 8-K dated May 29, 2007)

10.1

Exchange Agreement dated as of March 8, 2008, by and among Berkshire Hathaway Inc., General Reinsurance Corporation, the Company and Railsplitter Holdings Corporation (incorporated by reference herein to Exhibit 2.1 of the Company’s Report on Form 8-K dated March 10, 2008)

10.2

$375,000,000 Credit Agreement, dated August 12, 2011 among the Company, as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Lender, and the other lenders party hereto.(incorporated by reference herein to Exhibit 10.1 of the Company’s Report on Form 10-Q dated October 28, 2011)

10.3

Adverse Development Agreement of Reinsurance No. 8888 between Potomac Insurance Company and GRC dated April 13, 2001 (incorporated by reference herein to Exhibit 99(m) of the Company’s Report on Form 8-K dated June 1, 2001)

10.4

Adverse Development Agreement of Reinsurance between NICO (and certain of its affiliates) and Potomac Insurance Company dated April 13, 2001 and related documents (incorporated by reference herein to Exhibits 99(n), 99(o), 99(p) and 99(q) of the Company’s Report on Form 8-K dated June 1, 2001)

10.5

Investment Management Agreement between Prospector Partners, LLC and White Mountains Advisors LLC (incorporated by reference herein to Exhibit 99.1 of the Company’s Report on Form 8-K dated June 20, 2005)

10.6

Amendment to the Investment Management Agreement between Prospector Partners, LLC and White Mountains Advisors, LLC dated February 23, 2006 (incorporated by reference herein to the Company’s Report on Form 8-K dated February 28, 2006)

10.7	Investment Management Agreement between White Mountains Advisors, LLC and OneBeacon dated October 1, 2010 (*)
10.8	Amendment No. 1 to Investment Management Agreement between White Mountains Advisors, LLC and OneBeacon dated as of August 15, 2011 (*)
10.9	Investment Management Agreement between Prospector Partners, LLC and OneBeacon dated March 1, 2011 (*)
10.10	Amendment No. 1 to Investment Management Agreement between Prospector Partners, LLC and OneBeacon as of December 22, 2011 (*)
10.11	Consulting Letter Agreement between Prospector Partners, LLC and White Mountains Advisors LLC (incorporated by reference herein to Exhibit 99.2 of the Company’s Report on Form 8-K dated June 20, 2005)
10.12	White Mountains Long-Term Incentive Plan, as amended, (incorporated by reference herein to Exhibit 10.15 of the Company’s 2006 Annual Report on Form 10-K)
10.13

White Mountains Long-Term Incentive Plan, as amended, (incorporated by reference to Appendix A of the Company’s Notice of 2010 Annual General Meeting of Members and Proxy Statement dated March 29, 2010)

Exhibit number	Name
10.14	White Mountains Bonus Plan (incorporated by reference herein to Exhibit 10.17 of the Company’s 2004 Annual Report on Form 10-K)
10.15	White Mountains Insurance Group Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.14 of the Company’s 2003 Annual Report on Form 10-K)
10.16	White Mountains Re Long Term Incentive Plan (incorporated by reference herein to Exhibit 10.12 of the Company’s 2009 Annual Report on Form 10-K)
10.17	OneBeacon Insurance Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.18 of the Company’s 2003 Annual Report on Form 10-K)
10.18	OneBeacon 2007 Long-Term Incentive Plan (incorporated by reference herein to Exhibit 10.20 of the Company’s 2009 Annual Report on Form 10-K)
10.19	First Amendment to OneBeacon 2007 Long-Term Incentive Plan (incorporated by reference herein to Exhibit 10.21 of the Company’s 2009 Annual Report on Form 10-K)
10.20	OneBeacon Insurance Group, Ltd. Non-Qualified Stock Option Agreement for T. Michael Miller (incorporated by reference herein to Exhibit 10.25 of the Company’s 2006 Annual Report on Form 10-K)
10.21	OneBeacon’s 2011 Management Incentive Plan (*)
10.22	Restricted Share Award Agreement by and between OneBeacon Insurance Group, Ltd. And T. Michael Miller dated as of May 27, 2011(*)
10.23

Amended and Restated Revenue Sharing Agreement among John D. Gillespie, Fund American Companies, Inc. and Folksamerica Reinsurance Company (incorporated by reference herein to Exhibit 10.26 of the Company’s 2004 Annual Report on Form 10-K)

10.24

Nonqualified Stock Option Agreement made as of the 6th day of March 2007, by and between the Company and Raymond Barrette (incorporated by reference herein to Exhibit 99.1 of the Company’s Report on Form 8-K/A dated March 7, 2007)

10.25

Amendment No. 1 to Nonqualified Stock Option Agreement made as of the 10th day of August 2010, by and between the Company and Raymond Barrette (incorporated by reference herein to Exhibit 10.1 of the Company’s Report on Form 10-Q dated October 29, 2010)

10.26

Restricted Share Award Agreement made as of the 6th day of March 2007, by and between the Company and Raymond Barrette (incorporated by reference herein to Exhibit 99.2 of the Company’s Report on Form 8-K/A dated March 7, 2007)

10.27

Amendment No.1 to Restricted Share Award Agreement made as of the 10th day of August 2010, by and between the Company and Raymond Barrette (incorporated by reference herein to Exhibit 10.2 of the Company’s Report on Form 10-Q dated October 29, 2010)

10.28

Stock Purchase Agreement, dated May 17, 2011, between White Mountains Holdings (Luxembourg) S.à r.l. and The Allstate Corporation (incorporated by reference herein to Exhibit 10.1 of the Company’s Report on Form 8-K dated May 18, 2011)

11	Statement Re Computation of Per Share Earnings (**)
12	Statement Re Computation of Ratio of Earnings to Fixed Charges (*)
14

The Company’s Code of Business Conduct, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company (incorporated by reference herein to Exhibit 14 of the Company’s 2004 Annual Report on Form 10-K)

21	Subsidiaries of the Registrant (*)
23	Consent of PricewaterhouseCoopers LLP dated February 28, 2012 (*)
24	Powers of Attorney (*)
31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934 (*)
31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934 (*)
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.1

The following financial information from White Mountains’ Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL: (i) Consolidated balance sheets at December 31, 2011 and December 31, 2010; (ii) Consolidated statements of operations and comprehensive income for each of the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated statements of common shareholders’ equity for each of the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated statements of cash flows for each of the years ended December 31, 2011, 2010 and 2009; and (v) Notes to consolidated financial statements(*)

(*)                                 Included herein.

(**)                          Not included herein as the information is contained elsewhere within report. See Note 9—“Earnings Per Share” of the accompanying consolidated financial statements.

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

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Date: February 28, 2012	By:	/s/ J. BRIAN PALMER
J. Brian Palmer
Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RAYMOND BARRETTE	Chairman, CEO (Principal Executive Officer) and Director	February 23, 2012
Raymond Barrette
YVES BROUILLETTE*	Director	February 23, 2012
Yves Brouillette
HOWARD L. CLARK, JR.*	Director	February 23, 2012
Howard L. Clark, Jr.
MORGAN W. DAVIS*	Director	February 23, 2012
Morgan W. Davis
A. MICHAEL FRINQUELLI*	Director	February 23, 2012
A. Michael Frinquelli
/s/ DAVID T. FOY	Executive Vice President and CFO (Principal Financial Officer)	February 23, 2012
David T. Foy
JOHN D. GILLESPIE*	Director	February 23, 2012
John D. Gillespie
EDITH E. HOLIDAY*	Director	February 23, 2012
Edith E. Holiday
/s/ J. BRIAN PALMER	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2012
Brian Palmer
LOWNDES A. SMITH*	Director	February 23, 2012
Lowndes A. Smith
ALLAN L. WATERS*	Director	February 23, 2012
Allan L. Waters

By:	/s/ RAYMOND BARRETTE
Raymond Barrette, Attorney-in-Fact

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Index to Consolidated Financial Statements and Financial Statement Schedules

CONSOLIDATED BALANCE SHEETS

	December 31,
Millions, except share and per share amounts	2011	2010
Assets
Fixed maturity investments, at fair value	$6,221.9	$5,786.1
Short-term investments, at amortized cost (which approximates fair value)	846.0	975.3
Common equity securities, at fair value	755.0	667.0
Convertible fixed maturity investments, at fair value	143.8	143.0
Other long-term investments	301.3	372.1
Total investments	8,268.0	7,943.5
Cash (restricted $453.5 and $286.7)	705.4	395.0
Reinsurance recoverable on unpaid losses	2,507.3	2,344.0
Reinsurance recoverable on paid losses	30.5	63.1
Insurance and reinsurance premiums receivable	489.2	532.5
Funds held by ceding companies	106.5	118.7
Investments in unconsolidated affiliates	275.3	389.7
Deferred acquisition costs	187.0	176.1
Deferred tax asset	536.9	431.9
Ceded unearned insurance and reinsurance premiums	87.3	184.0
Accrued investment income	51.4	63.3
Accounts receivable on unsettled investment sales	4.7	39.5
Other assets	681.9	730.0
Assets held for sale	132.6	1,122.8
Total assets	$14,064.0	$14,534.1
Liabilities
Loss and loss adjustment expense reserves	$5,702.3	$5,736.8
Unearned insurance and reinsurance premiums	846.9	938.7
Variable annuity benefit guarantee	768.5	610.2
Debt	671.2	818.8
Deferred tax liability	365.5	373.2
Accrued incentive compensation	187.9	157.4
Funds held under reinsurance treaties	42.9	85.8
Ceded reinsurance payable	134.6	221.1
Accounts payable on unsettled investment purchases	34.6	22.3
Other liabilities	534.1	557.5
Liabilities held for sale	107.6	751.5
Total liabilities	9,396.1	10,273.3
Equity
White Mountains’ common shareholders’ equity
White Mountains’ common shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 7,577,855 and 8,194,925 shares	7.6	8.2
Paid-in surplus	1,253.7	1,350.8
Retained earnings	2,789.7	2,175.6
Accumulated other comprehensive income (loss), after-tax:
Equity in unrealized gains (losses) from investments in unconsolidated affiliates	—	58.5
Net unrealized foreign currency translation gains	46.1	61.4
Pension liability and other	(9.4)	(1.5)
Total White Mountains’ common shareholders’ equity	4,087.7	3,653.0
Noncontrolling interests
Noncontrolling interest—OneBeacon, Ltd.	273.1	295.0
Noncontrolling interest—SIG Preference Shares	250.0	250.0
Noncontrolling interest—consolidated limited partnerships and A.W.G Dewar	57.1	62.8
Total noncontrolling interests	580.2	607.8
Total equity	4,667.9	4,260.8
Total liabilities and equity	$14,064.0	$14,534.1

See Notes to Consolidated Financial Statements including Note 19 for Commitments and Contingencies.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
Millions, except per share amounts	2011	2010	2009
Revenues
Earned insurance and reinsurance premiums	$1,927.8	$2,251.8	$2,717.6
Net investment income	184.5	208.9	250.1
Net realized and unrealized investment gains	122.8	82.6	361.7
Other revenue	(57.0)	23.4	113.9
Total revenues	2,178.1	2,566.7	3,443.3
Expenses
Loss and loss adjustment expenses	1,206.9	1,389.2	1,424.1
Insurance and reinsurance acquisition expenses	400.0	479.1	547.2
Other underwriting expenses	279.1	332.9	406.6
General and administrative expenses	175.3	155.1	197.4
Interest expense on debt	55.2	57.3	70.8
Total expenses	2,116.5	2,413.6	2,646.1
Pre-tax income	61.6	153.1	797.2
Income tax benefit (expense)	122.7	(16.9)	(214.2)
Net income from continuing operations	184.3	136.2	583.0
Gain on sale of Esurance and AFI, net of tax	677.5	—	—
Loss on sale of AutoOne, net of tax	(19.2)	—	—
Net loss from discontinued operations, net of tax	(13.0)	(6.6)	(27.8)
Income before equity in earnings of unconsolidated affiliates	829.6	129.6	555.2
Equity in (losses) earnings of unconsolidated affiliates	(20.2)	9.9	24.3
Net income	809.4	139.5	579.5
Net income attributable to noncontrolling interests	(41.5)	(53.0)	(109.5)
Net income attributable to White Mountains’ common shareholders	767.9	86.5	470.0
Change in equity in net unrealized (losses) gains from investments in unconsolidated affiliates, net of tax	(58.5)	73.5	192.4
Change in foreign currency translation, net of tax	(15.2)	49.8	73.0
Net change in pension liability and other, net of tax	(10.8)	6.3	19.1
Comprehensive income	683.4	216.1	754.5
Comprehensive loss (income) attributable to noncontrolling interests	2.8	(1.7)	(3.7)
Comprehensive income attributable to White Mountains’ common shareholders	$686.2	$214.4	$750.8
Earnings (loss) per share attributable to White Mountains’ common shareholders
Basic earnings (loss) per share
Continuing operations	$15.56	$10.89	$56.25
Discontinued operations	81.88	(.77)	(3.14)
Total consolidated operations	$97.44	$10.12	$53.11
Diluted earnings (loss) per share
Continuing operations	$15.56	$10.89	$56.24
Discontinued operations	81.88	(.77)	(3.14)
Total consolidated operations	$97.44	$10.12	$53.10
Dividends declared and paid per White Mountains’ common share	$1.00	$1.00	$1.00

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

	White Mountains’ Common Shareholders’ Equity
Millions	Common shareholders’ equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income (loss), after-tax	Noncontrolling Interests
Balances at December 31, 2008	$2,898.8	$1,428.2	$1,751.9	$(281.3)	$613.7
Cumulative effect adjustment — Symetra FAS 115-2	—	—	2.9	(2.9)	—
Net income	470.0	—	470.0	—	109.5
Net change in unrealized gains from investments in unconsolidated affiliates	192.4	—	—	192.4	—
Net change in foreign currency translation	73.0	—	—	73.0	—
Net change in pension liability and other accumulated comprehensive items	15.3	—	—	15.3	3.7
Dividends declared on common shares	(8.9)	—	(8.9)	—	—
Dividends/distributions to noncontrolling interests	—	—	—	—	(38.4)
Issuances of common shares	.9	.9	—	—	—
Repurchases and retirements of common shares	(.4)	(.4)	—	—	—
Distributions to noncontrolling interests in limited partnerships	—	—	—	—	(5.0)
Contributions from noncontrolling interests in OneBeacon	—	—	—	—	.3
Amortization of restricted share and option awards	16.3	16.3	—	—	.3
Balances at December 31, 2009	3,657.4	1,445.0	2,215.9	(3.5)	684.1
Cumulative effect adjustment — ASU 2009-17	(.4)	—	(.4)	—	(22.8)
Tax basis change due to intercompany transfer	(10.4)	—	(4.4)	(6.0)	—
Net income	86.5	—	86.5	—	53.0
Net change in unrealized gains from investments in unconsolidated affiliates	73.5	—	—	73.5	—
Net change in foreign currency translation	49.8	—	—	49.8	—
Net change in pension liability and other accumulated comprehensive items	4.6	—	—	4.6	1.7
Dividends declared on common shares	(8.8)	—	(8.8)	—	—
Dividends/distributions to noncontrolling interests	—	—	—	—	(94.7)
Issuances of common shares	.7	.7	—	—	—
Repurchase and retirement of common shares	(225.6)	(112.4)	(113.2)	—	—
Distributions to noncontrolling interests in limited partnerships	—	—	—	—	(13.6)
Amortization of restricted share and option awards	25.7	25.7	—	—	.1
Balances at December 31, 2010	3,653.0	1,359.0	2,175.6	118.4	607.8
Net income	767.9	—	767.9	—	41.5
Net change in unrealized losses from investments in unconsolidated affiliates	(58.5)	—	—	(58.5)	—
Net change in foreign currency translation	(15.2)	—	—	(15.2)	—
Net change in pension liability and other accumulated comprehensive items	(8.0)	—	—	(8.0)	(2.8)
Dividends declared on common shares	(8.0)	—	(8.0)	—	—
Dividends/distributions to noncontrolling interests		—	—	—	(61.5)
Issuances of common shares	.9	.9	—	—	—
Repurchase and retirement of common shares	(253.0)	(107.2)	(145.8)	—	—
Distributions to noncontrolling interests in limited partnerships	—	—	—	—	(8.6)
Amortization of restricted share and option awards	12.0	12.0	—	—	.4
Noncontrolling interest attributable to intercompany sale of subsidiary	(3.4)	(3.4)	—	—	3.4
Balances at December 31, 2011	$4,087.7	$1,261.3	$2,789.7	$36.7	$580.2

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions	2011	2010	2009
Cash flows from operations:
Net income	$809.4	$139.5	$579.5
Charges (credits) to reconcile net income to net cash (used for) provided from operations:
Net realized and unrealized investment (gains) losses	(122.8)	(82.6)	(361.7)
Excess of fair value of acquired net assets over cost	(7.2)	(12.8)	—
Deferred income tax (benefit) expense	(80.6)	58.0	170.0
Undistributed equity in earnings from unconsolidated affiliates, after-tax	20.2	(9.9)	(24.3)
Net loss from discontinued operations	13.0	6.6	27.8
Net loss on sale of discontinued operation - AutoOne	19.2	—	—
Net gain on sale of discontinued operation - Esurance	(677.5)	—	—
Other operating items:
Net change in loss and loss adjustment expense reserves	35.2	(466.0)	(731.4)
Net change in reinsurance recoverable on paid and unpaid losses	(134.0)	361.8	306.2
Net change in unearned insurance and reinsurance premiums	(48.6)	(161.3)	(132.2)
Net change in ceded reinsurance premiums payable	(85.9)	120.1	(20.2)
Net change in ceded unearned insurance and reinsurance premiums	94.2	(89.8)	13.3
Net change in insurance and reinsurance premiums receivable	42.4	131.9	71.4
Net change in variable annuity benefit guarantee liabilities	158.3	229.5	(86.4)
Net change in deferred acquisition costs	(14.5)	57.9	25.4
Net change in funds held by ceding companies	11.6	53.7	62.9
Net change in funds held under reinsurance treaties	(42.3)	(85.1)	10.3
Net change in other assets and liabilities, net	(96.5)	(238.6)	27.5
Net cash (used for) provided from operations — continuing operations	(106.4)	12.9	(61.9)
Net cash (used for) provided from operations — discontinued operations	(8.1)	43.1	15.2
Net cash (used for) provided from operations	(114.5)	56.0	(46.7)
Cash flows from investing activities:
Net change in short-term investments	174.5	475.6	218.4
Sales of fixed maturity and convertible fixed maturity investments	3,481.9	2,447.8	2,121.9
Maturities, calls and paydowns of fixed maturity and convertible fixed maturity investments	1,163.6	1,744.1	1,206.9
Sales of common equity securities	237.8	167.5	300.8
Distributions and redemptions of other long-term investments	150.7	133.2	118.9
Sales of consolidated and unconsolidated affiliates, net of cash sold	1,010.6	188.3	—
Contributions to other long-term investments	(65.8)	(111.1)	(25.2)
Distributions from (contributions to) discontinued operations	28.7	(32.1)	(123.1)
Purchases of common equity securities	(297.8)	(273.6)	(190.1)
Purchases of fixed maturity and convertible fixed maturity investments	(5,200.6)	(4,217.7)	(3,296.5)
Purchases of consolidated and unconsolidated affiliates, net of cash acquired	(3.2)	(4.9)	—
Net change in unsettled investment purchases and sales	47.0	1.6	52.1
Net acquisitions of property and equipment	(5.5)	(5.8)	(7.6)
Net cash provided from investing activities — continuing operations	721.9	512.9	376.5
Net cash provided from (used for) investing activities — discontinued operations	77.7	(27.6)	(11.4)
Net cash provided from investing activities	799.6	485.3	365.1
Cash flows from financing activities:
Repayment of debt	—	(14.0)	(242.8)
Repurchase of debt	(161.6)	(197.3)	(63.1)
Settlement of interest rate swap associated with Mortgage Note	—	—	(7.5)
Capital lease obligation	23.1	—	—
Cash dividends paid to the Company’s common shareholders	(8.0)	(8.8)	(8.9)
Cash dividends paid to OneBeacon Ltd.’s noncontrolling common shareholders	(42.8)	(75.9)	(19.6)
Cash dividends paid on SIG Preference Shares	(18.8)	(18.8)	(18.8)
Common shares repurchased	(253.0)	(225.6)	(.4)
OneBeacon Ltd. common shares repurchased and retired	—	(10.5)	—
Proceeds from issuances of common shares	.9	.7	.9
Net cash used for financing activities — continuing operations	(460.2)	(550.2)	(360.2)
Net cash provided from financing activities — discontinued operations	—	—	—
Net cash used for financing activities	(460.2)	(550.2)	(360.2)
Effect of exchange rate changes on cash	(1.5)	8.1	6.8
Net increase (decrease) in cash during year	223.4	(.8)	(35.0)
Net decrease in cash from discontinued operations	(69.6)	(15.5)	(3.8)
Cash reclassified to assets held for sale	(5.5)	—	—
Cash balance at beginning of year (excludes restricted cash balances of $286.7, $217.1 and $225.7 and AutoOne cash of $4.7, $3.9 and $3.5)	103.6	119.9	158.7
Cash balance at end of year (excludes restricted cash balances of $453.5, $286.7and $217.1 and AutoOne cash of $0, $4.7 and $3.9)	$251.9	$103.6	$119.9

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements include the accounts of White Mountains Insurance Group, Ltd. (the “Company” or the “Registrant”) and its subsidiaries (collectively with the Company, “White Mountains”) and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Company is an exempted Bermuda limited liability company whose principal businesses are conducted through its property and casualty insurance and reinsurance subsidiaries and affiliates. The Company’s headquarters is located at 14 Wesley Street, Hamilton, Bermuda HM 11, its principal executive office is located at 80 South Main Street, Hanover, New Hampshire 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM 11. White Mountains’ reportable segments are OneBeacon, Sirius Group and Other Operations.  As discussed further in Note 2, on October 7, 2011 White Mountains completed its sale of Esurance Holdings, Inc. and its subsidiaries (“Esurance Insurance”) and Answer Financial Inc. and its subsidiaries (“AFI”) (collectively, “Esurance”).  Esurance is presented as discontinued operations and assets and liabilities held for sale in the financial statements. Prior year amounts have been reclassified to conform to the current year’s presentation.  (See Note 20 for discontinued operations and assets and liabilities held for sale).

The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of U.S. based property and casualty insurance companies (collectively “OneBeacon”), most of which operate in a multi-company pool. OneBeacon is a specialty property and casualty insurance writer that offers a wide range of insurance products through independent agencies, regional and national brokers, wholesalers and managing general agencies. During 2006, White Mountains sold 27.6 million, or 27.6%, of OneBeacon Ltd.’s common shares in an initial public offering (the “OneBeacon Offering”). As of December 31, 2011 and 2010, White Mountains owned 75.5% and 76.0% of OneBeacon Ltd.’s outstanding common shares. As discussed further in Note 2, OneBeacon entered into a definitive agreement on August 30, 2011 to sell the AutoOne business (“AutoOne”).  Accordingly, effective as of December 31, 2011, AutoOne is presented as discontinued operations and assets and liabilities held for sale in the financial statements (see Note 20). Prior year income statement and cash flow amounts have been reclassified to conform to the current year’s presentation. The sale of AutoOne closed in February 2012.

The Sirius Group segment (previously defined as the White Mountains Re segment) consists of Sirius International Insurance Group, Ltd. (formerly White Mountains Re Ltd.), an exempted Bermuda limited liability company, and its subsidiaries (collectively, “Sirius Group”). During the fourth quarter of 2011, White Mountains completed a rebranding and reorganization (the “Reorganization”) of its reinsurance business.  Under the Reorganization, White Mountains’ reinsurance businesses adopted the Sirius name globally and Sirius America Insurance Company (“Sirius America,” formerly WMRe America) became a wholly owned subsidiary of Sirius International Insurance Corporation (“Sirius International,” formerly WMRe Sirius).

Sirius Group provides insurance and reinsurance products for property, accident and health, aviation and space, trade credit, marine, agriculture and certain other exposures on a worldwide basis through its subsidiaries, Sirius International and Sirius America, and Lloyds Syndicate 1945 (“Syndicate 1945”). Sirius Group also specializes in the acquisition and management of run-off insurance and reinsurance companies both in the United States and internationally through its White Mountains Solutions division.  On December 30, 2011, Sirius Group completed a transaction led by White Mountains Solutions to acquire the run-off loss reserve portfolio of Old Lyme Insurance Company Ltd. (“Old Lyme”).  Sirius Group also includes Scandinavian Reinsurance Company, Ltd. (“Scandinavian Re”), which is in run-off, and Central National Insurance Company of Omaha (“Central National”), which was acquired during the first quarter of 2010 and is in run-off.

White Mountains’ Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), the consolidated results of the Tuckerman Capital, LP fund (“Tuckerman Fund I”), White Mountains’ variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd. (“WM Life Re”), which is in run-off, as well as various other entities not included in other segments.

White Mountains’ discontinued operations consist of Esurance Insurance, AFI and AutoOne.  Esurance Insurance wrote personal auto insurance directly to customers in 30 states through its website and over the phone and also sold other lines of personal insurance for unaffiliated insurance companies.  Esurance Insurance also wrote personal auto policies through select online agents and provided other insurance products through partnerships with industry leading online providers.  Esurance Insurance earned commissions and fees by referring to unaffiliated insurance companies those shoppers that it could not underwrite because of pricing or underwriting eligibility.  AFI is one of the largest independent personal insurance agencies in the United States.  AFI sold insurance online and through call centers for both Esurance Insurance and unaffiliated companies utilizing a comparison quoting platform.  AutoOne was formed by OneBeacon in 2001 to provide products and services to automobile assigned risk markets primarily in New York and New Jersey.

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

Significant Accounting Policies

Investment securities

At December 31, 2011, White Mountains’ invested assets consisted of securities and other investments held for general investment purposes.  White Mountains’ portfolio of fixed maturity investments and common equity securities held for general investment purposes are classified as trading and are reported at fair value as of the balance sheet date.  Changes in unrealized gains and losses are reported pre-tax in revenues. Realized investment gains and losses are accounted for using the specific identification method and are reported pre-tax in revenues. Premiums and discounts on all fixed maturity investments are accreted to income over the anticipated life of the investment.

White Mountains’ invested assets that are measured at fair value include fixed maturity securities, common and preferred equity securities, convertible fixed maturity securities and other long-term investments, such as interests in hedge funds and private equities. In determining its estimates of fair value, White Mountains uses a variety of valuation approaches and inputs. Whenever possible, White Mountains estimates fair value using valuation methods that maximize the use of quoted prices and other observable inputs.

As of December 31, 2011 and 2010, approximately 95% and 93% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturities, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturities including corporate debt, state and other governmental debt, convertible fixed maturity securities and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include White Mountains’ investments in hedge funds and private equity funds, as well as investments in certain debt securities, including asset-backed securities, where quoted market prices are unavailable. White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value. The outside pricing services used by White Mountains have indicated that if no observable inputs are available for a security, they will not provide a price. In those circumstances, White Mountains estimates the fair value using industry standard pricing models and observable inputs such as benchmark interest rates, matrix pricing, market comparables, broker quotes, issuer spreads, bids, offers, credit rating prepayment speeds and other relevant inputs. White Mountains performs procedures to validate the market prices obtained from the outside pricing sources. Such procedures, which cover substantially all of its fixed maturity investments include, but are not limited to, evaluation of model pricing methodologies and review of the pricing services’ quality control processes and procedures on at least an annual basis, comparison of market prices to prices obtained from a different independent pricing vendors on at least a semi-annual basis, monthly analytical reviews of certain prices, and review of assumptions utilized by the pricing service for selected measurements on an ad hoc basis throughout the year. White Mountains also performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price on an ad-hoc basis throughout the year. Prices provided by the pricing services that vary by more than 5% and $1 million from the expected price based on these procedures are considered outliers. In circumstances where the results of White Mountains’ review process do not appear to support the market price provided by the pricing services, White Mountains challenges the price.  During the past year, four securities fell outside White Mountains’ variance thresholds, thereby triggering the challenge with the pricing service. If White Mountains cannot gain satisfactory evidence to support the challenged price, it relies upon its own pricing methodologies to estimate the fair value of the security in question. The fair values of such securities are considered to be Level 3 measurements.

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

Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized cost, which approximated fair value as of December 31, 2011 and December 31, 2010.

Other long-term investments

White Mountains’ other long-term investments comprise primarily of hedge funds and private equity funds. White Mountains made the fair value election for most of its investments in hedge funds and private equity interests. For the hedge fund and private equity investments for which White Mountains has made the fair value election, changes in fair value are reported in revenues on a pre-tax basis. For those hedge fund and private equity investments for which White Mountains has not made the fair value election, White Mountains accounts for its interests under the equity method.

Derivative financial instruments

White Mountains holds a variety of derivative financial instruments for both risk management and investment purposes. White Mountains recognizes all derivatives as either assets or liabilities, measured at fair value, in the consolidated balance sheets.

Warrants

White Mountains holds warrants to acquire common shares of Symetra which are included as investments in unconsolidated affiliates. White Mountains also holds warrants that it has received in the restructuring (e.g., securities received from bankruptcy proceedings) of certain of its common equity and/or fixed maturity investments. The Symetra warrants held by White Mountains are entitled to dividends declared to common shareholders. White Mountains accounts for its investments in warrants as derivatives.

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

If an annuitant dies during the accumulation period of an annuity contract, guaranteed minimum death benefits (“GMDBs”) are paid to the annuitant’s beneficiary for shortfalls between accumulated account value at the time of an annuitant’s death and the annuitant’s total deposit, less any living benefit payments or withdrawal payments previously made to the annuitant. White Mountains has elected to measure its GMDB liabilities at fair value.

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

WM Life Re has considered the effect of counterparty credit risk in determining the fair value of its derivative contracts and its GMAB and GMDB liabilities for the years ended December 31, 2011 and 2010.

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

OneBeacon discounts certain of its long-term workers compensation loss and LAE reserves when such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual claim basis. OneBeacon discounts these reserves using an average discount rate which is determined based on the various assumptions including consideration of when the claims will be settled (4.5% and 5.0% at December 31, 2011 and 2010). As of December 31, 2011 and 2010, the discount on OneBeacon’s workers compensation loss and LAE reserves amounted to $108.3 million and $119.4 million.

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

In connection with purchase accounting for Sirius International, White Mountains was required to adjust to fair value the loss and LAE reserves on Sirius International’s acquired balance sheet by $58.1 million. This fair value adjustment is being accreted through an income statement charge ratably with and over the period the claims are settled (See Note 3).

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

Deferred Software Costs

White Mountains capitalizes costs related to computer software developed for internal use during the application development stage of software development projects. These costs generally consist of certain external, payroll and payroll-related costs. White Mountains begins amortization of these costs once the project is completed and ready for its intended use. Amortization is on a straight-line basis and over a useful life of three to five years. At December 31, 2011 and 2010, White Mountains had unamortized deferred software costs of $22.8 million and $18.1 million.

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

Foreign currency exchange

The U.S. dollar is the functional currency for all of White Mountains’ businesses except for Sirius International, the Canadian reinsurance operations of Sirius America and certain other smaller international activities.  White Mountains also invests in securities denominated in foreign currencies. Assets and liabilities recorded in these foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are converted using the average exchange rates for the period. Net foreign exchange gains and losses arising from the translation are generally reported in shareholders’ equity, in accumulated other comprehensive income or loss.

Assets and liabilities relating to foreign operations are translated into the functional currency using current exchange rates; revenues and expenses are translated into the functional currency using the weighted average exchange rate for the period.  The resulting exchange gains and losses are reported as a component of net income in the period in which they arise. As of December 31, 2011 and 2010, White Mountains had unrealized foreign currency translation gains of $46.1 million and $61.4 million recorded in accumulated other comprehensive income on its consolidated balance sheet.

The following rates of exchange for the U.S. dollar have been used for the most significant operations:

Currency	Opening Rate 2011	Closing Rate 2011	Opening Rate 2010	Closing Rate 2010
Swedish kronor	6.7030	6.8645	7.1280	6.7030
British pound	.6420	.6434	.6191	.6420
Canadian dollar	.9981	1.0193	1.0485	.9981

Noncontrolling Interest

Noncontrolling interests consist of the ownership interests of noncontrolling shareholders in consolidated subsidiaries, and are presented separately on the balance sheet. The portion of comprehensive income attributable to noncontrolling interests is presented net of related income taxes in the statement of operations and comprehensive income. The percentage of the noncontrolling shareholders’ ownership interest in OneBeacon Ltd. at December 31, 2011 and December 31, 2010 was 24.5% and 24.0%.

On May 24, 2007, Sirius International Group, Ltd. (“SIG”), an intermediate holding company of Sirius Group, issued $250.0 million non-cumulative perpetual preference shares, with a $1,000 per share liquidation preference (the “SIG Preference Shares”), and received $245.7 million of proceeds, net of $4.3 million of issuance costs and commissions. These shares were issued in an offering that was exempt from the registration requirements of the Securities Act of 1933. Holders of the SIG Preference Shares receive dividends on a non-cumulative basis when and if declared by SIG. The holders of the SIG Preference Shares have the right to elect two directors to SIG’s board in the event of non-payment of dividends for six quarterly dividend periods. The right ceases upon the payment of dividends for four quarterly periods or the redemption of the SIG Preference Shares. In addition, SIG may not declare or pay dividends on its common shares (other than stock dividends and dividends paid for purposes of any employee benefit plans of SIG and its subsidiaries) unless it is current on its most recent dividend period. The dividend rate is fixed at an annual rate of 7.506% until June 30, 2017 and dividends are paid on a semi-annual basis. After June 30, 2017, the dividend rate will be paid at a floating annual rate, equal to the greater of (1) the 3 month LIBOR plus 3.20% or (2) 7.506% and dividends will be paid on a quarterly basis. The SIG Preference Shares are redeemable solely at the discretion of SIG on or after June 30, 2017 at their liquidation preference of $1,000 per share, plus any declared but unpaid dividends. Prior to June 30, 2017, SIG may elect to redeem the SIG Preference Shares at an amount equal to the greater of (1) the aggregate liquidation preference of the shares to be redeemed and (2) the sum of the present values of the aggregate liquidation preference of the shares to be redeemed and the remaining scheduled dividend payments on the shares to be redeemed (excluding June 30, 2017), discounted to the redemption date on a semi-annual basis at a rate equal to the rate on a comparable treasury issue plus 45 basis points. In the event of liquidation of SIG, the holders of the SIG Preference Shares would have preference over the common shareholders and would receive a distribution equal to the liquidation preference per share, subject to availability of funds. SIG Preference Shares and dividends thereon are included in noncontrolling interest on the balance sheet and as noncontrolling interest expense on the statement of income and comprehensive income.

At December 31, 2011 and 2010, the noncontrolling equity interest in White Mountains, consolidated limited partnerships was $54.8 million and $59.7 million.  At December 31, 2011 and 2010, the noncontrolling equity interest in A.W.G. Dewar Inc, a subsidiary of OneBeacon, was $2.3 million and $3.1 million.

Recently Adopted Changes in Accounting Principles

Transfers of Financial Assets and Amendments to FIN 46R

On June 12, 2009, the Financial Accounting Standards Board (“FASB”)  issued Accounting Standards Update (“ASU”)  2009-16, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (included in ASC 860) and ASU 2009-17, Amendments to FIN46(R) (included in ASC 810).  Both ASU 2009-16 and ASU 2009-17 became effective as of the beginning of the first annual reporting period that began after November 15, 2009. White Mountains adopted the new guidance on January 1, 2010.

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

White Mountains has made the fair value election for its investments in debt securities and, accordingly, all changes in the fair value of its debt securities are recognized in earnings regardless of whether such changes in fair value represent a temporary or other than temporary decline in value. As a result, adoption of FSP FAS 115-2 and FAS 124-2 did not impact White Mountains’ method of accounting for its portfolio of investment securities. However, White Mountains’ investment in Symetra Financial Corporation (“Symetra”) is accounted for under the equity method. Symetra adopted FSP FAS 115-2 and FAS 124-2 as of March 31, 2009. Upon adoption, Symetra recognized a cumulative effect adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. As a result, White Mountains recorded a $2.9 million cumulative effect adjustment to retained earnings and other comprehensive income, which represents its portion of the cumulative effect adjustment recorded by Symetra.

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

ASU 2010-26 is effective for interim periods and annual fiscal years beginning after December 15, 2011 and may be applied prospectively or retrospectively.  White Mountains will adopt ASU 2010-26 prospectively. The adoption will not have a material effect on its financial position, results of operations or cash flows.

Fair Value Measurements

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

Offsetting Assets and Liabilities

On December 16, 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (ASC 210).The new standard expands the required disclosures in circumstance where either balances have been offset or the right of offset exists. The required disclosures are intended to provide information to enable financial statement users to evaluate the effect or potential effect of netting arrangements on a reporting entity’s financial position. Disclosures required under the new standard include the gross amount of assets and liabilities recognized; the amounts that have been offset to arrive at the amounts presented in the statement of financial position; and any amounts subject to an enforceable master netting arrangement, whether or not such amounts have been offset. In addition, a description of the rights of set off should be disclosed. ASU 2011-11 is effective for periods beginning on or after January 1, 2013. White Mountains is party to master netting arrangements in connection with the derivative instruments held by WM Life Re and is currently evaluating the effect of adoption will have on its disclosures, but does not expect adoption to have a material effect on its financial position, results of operations or cash flows.

Comprehensive Income

On June 16, 2011, the FASB issued ASU 2011-05, Comprehensive Income which requires all components of comprehensive income to be reported in a continuous financial statement or in two consecutive statements displaying the components of net income and the components of other comprehensive income. The ASU also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011. On December 23, 2011, the FASB issued ASU 2011-12, Comprehensive Income which amends ASU 2011-05 to delay indefinitely the effective date of the guidance related to reclassification adjustments. White Mountains already presents comprehensive income in a continuous financial statement.

NOTE 2. Significant Transactions

Sale of Esurance

On October 7, 2011, White Mountains completed the sale of Esurance Insurance and AFI to The Allstate Corporation (“Allstate”) for $700 million in excess of tangible book value.  White Mountains recorded a gain on the sale of $677.5 million in discontinued operations.  The transaction is subject to a true-up of the estimated tangible book value of the entities sold through the date of closing and certain other contingencies (see Note 19).

Tender Offers

During 2011, White Mountains completed two “modified Dutch auction” self-tender offers and repurchased 332,346 of its common shares at an average price of $418 per share.  The total cost of the share repurchases was $138.8 million, including fees and expenses related to the tender offers.

Sale of AutoOne

On August 30, 2011, OneBeacon entered into a definitive agreement (the “Purchase Agreement”) to sell the AutoOne business to Interboro Holdings, Inc. (“Interboro”). The transaction closed in February 2012. OneBeacon formed AutoOne in 2001 to provide products and services to automobile assigned risk markets primarily in New York and New Jersey. OneBeacon transferred to the buyer AutoOne Insurance Company (“AOIC”) and AutoOne Select Insurance Company (“AOSIC”), which contained the assets, liabilities (including loss reserves and unearned premiums), and the capital of the business, and transferred substantially all of the AutoOne infrastructure including systems and office space as well as certain staff. As a result of entering into the Purchase Agreement, AutoOne is now reported as discontinued operations (see Note 20).

During the year ended 2011, OneBeacon recorded a loss of $19.2 million, net of a tax benefit of $10.4 million, reflecting the estimated loss on sale of the AutoOne business.

Acquisition of Old Lyme

On December 30, 2011, Sirius Group acquired the run-off loss reserve portfolio of Old Lyme, a Bermuda-based reinsurer in run-off, for $6.0 million in cash and a purchase note for $2.1 million (see Note 6).  The transaction resulted in a gain of $7.2 million recorded in other revenues.

OneBeacon Personal Lines and Commercial Lines Sales

In July 2010, OneBeacon completed the sale of its traditional personal lines business (the “Personal Lines Transaction”) to Tower Group, Inc. (“Tower”). The Personal Lines Transaction included two insurance companies, York Insurance Company of Maine (“York”) and Massachusetts Homeland Insurance Company (“MHIC”), through which the majority of the traditional personal lines business was written on a direct basis.  Subsequent to the transaction, OneBeacon cedes to Tower, on a 100% quota share basis, traditional personal lines business not directly written by York and MHIC; and OneBeacon assumes, on a 100% quota share basis, certain specialty lines business written directly by York.  The Personal Lines Transaction also included two attorneys-in-fact managing the reciprocal insurance exchanges (“reciprocals”) that wrote the traditional personal lines business in New York and New Jersey, the surplus notes issued by the New York and New Jersey reciprocals, and the remaining renewal rights to certain other traditional personal lines insurance policies.  The sale of the two attorneys-in-fact and the transfer of the surplus notes triggered deconsolidation of the reciprocals by White Mountains.  OneBeacon and Tower also entered into a Transition Services Agreement (“TSA”), pursuant to which OneBeacon provides certain services to Tower during a three-year term.

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

On December 3, 2009, OneBeacon sold the renewal rights to approximately $490 million in premiums from its non-specialty commercial lines business to The Hanover Insurance Group (“The Hanover”). The transaction includes small commercial accounts and the non-specialty portion of the middle-market business, beginning with January 1, 2010 effective dates (the “Commercial Lines Transaction”). As consideration for the Commercial Lines Transaction, OneBeacon received $23.2 million, reflected in other revenues.  In accordance with the terms of the Commercial Lines Transaction, during the years ended December 31, 2011 and 2010, OneBeacon recognized additional consideration of $0.8 million and $10.2 million, reflected in other revenues, for aggregate premium renewals exceeding $200 million.

Acquisition of Central National

On February 26, 2010, Sirius Group acquired Central National for $5 million in cash. Central National ceased writing business in 1989 and has operated under the control of the Nebraska Department of Insurance since 1990. The transaction resulted in a gain of $12.8 million recorded in other revenues.

Share Repurchase Program

In 2006, White Mountains’ board of directors authorized the Company to repurchase up to 1 million of its common shares, from time to time, subject to market conditions.  On August 26, 2010, White Mountains’ board of directors authorized the Company to repurchase an additional 600,000 common shares. Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorization does not obligate the Company to acquire any specific number of shares, nor is there a stated expiration date.  During 2011, the Company repurchased 313,967 common shares for $114.2 million exclusive of the two self tender offers described under “Tender Offers”. During 2010, the Company repurchased 677,125 common shares for $222.0 million. During 2009, the Company did not repurchase any common shares under the share repurchase plan.

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

Reinsurance

Sirius Group establishes loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for reinsured events that have already occurred. Sirius Group also obtains reinsurance whereby another reinsurer contractually agrees to indemnify White Mountains for all or a portion of the reinsurance risks underwritten by White Mountains. Such arrangements, where one reinsurer provides reinsurance to another reinsurer, are usually referred to as “retrocessional reinsurance” arrangements. White Mountains establishes estimates of amounts recoverable from retrocessional reinsurance in a manner consistent with the loss and LAE liability associated with reinsurance contracts offered to its customers (the “ceding companies”), net of an allowance for uncollectible amounts. Net reinsurance loss reserves represent loss and LAE reserves reduced by retrocessional reinsurance recoverable on unpaid losses.

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

Upon notification of a loss from an insured (typically a ceding company), Sirius Group establishes case reserves, including LAE reserves, based upon Sirius Group’s share of the amount of reserves established by the insured and Sirius Group’s independent evaluation of the loss. In cases where available information indicates that reserves established by a ceding company are inadequate, Sirius Group establishes case reserves or IBNR in excess of its share of the reserves established by the ceding company.  Also, in certain instances, Sirius Group may decide not to establish case reserves or IBNR, when the information available indicates that reserves established by ceding companies are not adequately supported. In addition, specific claim information reported by insureds or obtained through claim audits can alert management to emerging trends such as changing legal interpretations of coverage and liability, claims from unexpected sources or classes of business, and significant changes in the frequency or severity of individual claims where customary. Generally, ceding company audits are not customary outside the United States. This information is often used to supplement estimates of IBNR.

Although loss and LAE reserves are initially determined based on underwriting and pricing analyses, Sirius Group regularly reviews the adequacy of its recorded reserves by using a variety of generally accepted actuarial methods, including historical incurred and paid loss development methods. If actual loss activity differs substantially from expectations, an adjustment to recorded reserves may be warranted. As time passes, loss reserve estimates for a given year will rely more on actual loss activity and historical patterns than on initial assumptions based on pricing indications.

The actuarial methods described above are used to calculate a point estimate of loss and LAE reserves for each company within Sirius Group. These point estimates are then aggregated to produce an actuarial point estimate for the entire segment. Once a point estimate is established, Sirius Group’s actuaries estimate loss reserve ranges to measure the sensitivity of the actuarial assumptions used to set the point estimates. These ranges are calculated from historical variations in loss ratios, payment and reporting patterns by class and type of business.

Loss and Loss Adjustment Expense Reserve Summary

The following table summarizes the loss and LAE reserve activities of White Mountains’ insurance and reinsurance subsidiaries for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
Millions	2011	2010	2009
Gross beginning balance	$5,736.8	$6,379.2	$7,029.4
Less beginning reinsurance recoverable on unpaid losses	(2,344.0)	(2,771.5)	(3,049.0)
Net loss and LAE reserves	3,392.8	3,607.7	3,980.4

Less: Beginning net loss and LAE reserves for AutoOne (1)	(77.3)	(95.8)	(102.0)

Loss and LAE reserves acquired—Old Lyme	21.0	—	—
Loss and LAE reserves acquired—Central National	—	17.6	—
Loss and LAE reserves sold—OneBeacon Personal Lines	—	(231.0)	—

Losses and LAE incurred relating to:
Current year losses	1,256.7	1,503.4	1,571.2
Prior year losses	(49.8)	(114.2)	(147.1)
Total incurred losses and LAE	1,206.9	1,389.2	1,424.1

Accretion of fair value adjustment to net loss and LAE reserves	8.3	8.5	12.2
Foreign currency translation adjustment to net loss and LAE reserves	.1	4.7	23.5

Loss and LAE paid relating to:
Current year losses	(404.0)	(544.9)	(591.6)
Prior year losses	(952.8)	(840.5)	(1,234.7)
Total loss and LAE payments	(1,356.8)	(1,385.4)	(1,826.3)

Less: Beginning net loss and LAE reserves for AutoOne (1)	—	77.3	95.8

Net ending balance	3,195.0	3,392.8	3,607.7
Plus ending reinsurance recoverable on unpaid losses	2,507.3	2,344.0	2,771.5
Gross ending balance	$5,702.3	$5,736.8	$6,379.2

(1)

Adjustment is to present loss and LAE reserve activities from continuing operations. At December 31, 2011, loss and LAE reserves for AutoOne have been reclassified as liabilities held for sale. Loss and LAE reserve balances for AutoOne prior to December 31, 2011 were not reclassified.

Loss and LAE development —2011

During the year ended December 31, 2011, White Mountains experienced $49.8 million of net favorable loss reserve development, which consisted of $2.9 million of net favorable loss reserve development at OneBeacon and $46.9 million of net favorable loss reserve development at Sirius Group.

During 2011, OneBeacon experienced $2.9 million of net favorable loss and LAE reserve development on prior accident year loss reserves, with $29.6 million of favorable development in its specialty insurance operations, substantially offset by $26.7 million of adverse loss reserve development in its other insurance operations. The favorable loss reserve development in specialty insurance operations was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines. The adverse loss reserve development in other insurance operations resulted from a detailed review of run-off expenses, principally other adjusting expenses (“ULAE”), completed during the fourth quarter of 2011.

With respect to the favorable loss reserve development in specialty insurance operations, at December 31, 2010, management had revised its expectations downward for future loss emergence in the professional liability business, which had initially been based on market analysis when this business was initiated in 2002 and 2003. However, during 2011, losses continued to be significantly lower than these revised expectations. As a result, management lowered its reserves on the earliest years which affected more recent years as total loss expectations for those years are based in part on prior years’ results. The impact of this revised estimate was a decrease to professional liability reserves of $11.5 million.

During 2010, management began separately reviewing loss reserves for some business which had been previously managed as a part of OneBeacon’s former commercial lines underwriting unit.  As of December 31, 2010, the reserves for these businesses had been selected based on expected emergence that was based on the historic loss development of former commercial lines underwriting unit.  However, during 2011 the actual emerged experience for these businesses was significantly lower than the expected emergence.  As a result of this favorable emergence, management lowered the loss reserves for these businesses by $14.0 million during 2011.

With respect to the $26.7 million of adverse loss reserve development in other insurance operations, management completed a detailed review of loss and defense and cost containment expenses (“ALAE”) and ULAE during the fourth quarter of 2011. The analysis considered costs, based on current non-staff expenses and staffing projections for the run-off business, as management continues efforts to segregate its claims operations between ongoing claims and run-off claims. The analysis also factored in the revised definition of run-off operations to include the non-specialty commercial lines business that was exited via the Commercial Lines Transaction.

In addition to the development described for the lines of business above, OneBeacon also recorded a $4.1 million net decrease in reserves in other lines of business as a result of its review of loss reserves at December 31, 2011.

The net favorable loss reserve development at Sirius Group was primarily attributable to $41.2 million of favorable development on property lines including, $13.1 million of loss reserve reductions for the 2010 Chile earthquake, partially offset by asbestos and environmental increases of $12.3 million.

Loss and LAE development —2010

During the year ended December 31, 2010, White Mountains experienced $114.2 million of net favorable loss reserve development, which consisted of $57.1 million of net favorable loss reserve development at OneBeacon and $57.1 million of net favorable loss reserve development at Sirius Group.

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

At December 31, 2009, based on actuarial techniques described above, management estimated that IBNR related to multiple peril liability was $170.5 million, or approximately 93% of case reserves of $184.1 million for accident years 2004 through 2009. During 2010, case incurred loss and ALAE was $65.8 million, which was less than expected for this business. As a result of the lower than expected case incurred loss and ALAE during 2010, the actuarial methods based on case incurred losses produced lower estimated ultimate losses for these accident years. As a result, at December 31, 2010, the IBNR was determined to be $86.2 million, or approximately 57% of the remaining case reserves. The impact of this revised estimate was a decrease to multiple peril liability reserves of $18.4 million.

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

The net favorable loss reserve development at Sirius Group was primarily related to short-tailed lines, such as property, accident and health and marine, in recent underwriting years. Included in the $57.1 million favorable loss reserve development was the recognition of $16.3 million in deferred gains from a retrocessional reinsurance contract that incepted in 2000 and was fully collected in 2010.

Loss and LAE development—2009

During the year ended December 31, 2009, White Mountains experienced $147.1 million of net favorable loss reserve development, which consisted of $116.7 million of net favorable loss reserve development at OneBeacon and $30.4 million of net favorable loss reserve development at Sirius Group.

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

Sirius Group’s net favorable loss reserve development in 2009 is due mainly to a cession under a retrocessional contract related to the 2001 accident year and favorable commutation activity on certain old casualty treaties, partially offset by $17.7 million of additional losses related to A&E exposures.

Sirius Group’s cession of $20.0 million of losses under a retrocessional reinsurance contract related to the 2001 accident year.  These retroceded losses were substantially offset in pre-tax income by $10.0 million of ceded premiums and $7.2 million of interest charges on funds held under the contract.

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

White Mountains recognized $8.3 million, $8.5 million and $12.2 million of such charges, recorded as loss and LAE during 2011, 2010 and 2009. As of December 31, 2011, the pre-tax un-accreted adjustment was $12.7 million.

The fair values of OneBeacon’s loss and LAE reserves and related reinsurance recoverables acquired on June 1, 2001, Scandinavian Re’s loss and LAE reserves and related reinsurance recoverables acquired on April 16, 2004, and Stockbridge Insurance Company’s loss and LAE reserves and related reinsurance recoverables acquired on December 22, 2006 were based on the present value of their expected cash flows with consideration for the uncertainty inherent in both the timing of, and the ultimate amount of, future payments for losses and receipts of amounts recoverable from reinsurers. In estimating fair value, management discounted the nominal loss reserves of OneBeacon (net of the effects of reinsurance obtained from the NICO Cover, as defined below and the GRC Cover, as defined below), Scandinavian Re and Stockbridge Insurance Company to their present value using an applicable risk-free discount rate. The series of future cash flows related to such loss payments and reinsurance recoveries were developed using OneBeacon’s, Scandinavian Re’s and Stockbridge Insurance Company’s historical loss data. The resulting discount was reduced by the “price” for bearing the uncertainty inherent in OneBeacon’s, Scandinavian Re’s and Stockbridge Insurance Company’s net loss reserves in order to estimate fair value. This was approximately 11%, 12% and 2% of the present value of the expected underlying cash flows of the loss reserves and reinsurance recoverables of OneBeacon, Scandinavian Re and Stockbridge Insurance Company, respectively, which is believed to be reflective of the cost OneBeacon, Scandinavian Re and Stockbridge Insurance Company would incur if they had attempted to reinsure the full amount of its net loss and LAE reserves with a third-party reinsurer.

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

Immediately prior to White Mountains’ acquisition of OneBeacon, Aviva caused OneBeacon to purchase a reinsurance contract with National Indemnity Company (“NICO”) under which OneBeacon is entitled to recover from NICO up to $2.5 billion in the future for asbestos claims arising from business written by OneBeacon in 1992 and prior, environmental claims arising from business written by OneBeacon in 1987 and prior, and certain other exposures (the “NICO Cover”). Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon’s third-party reinsurers in existence at the time the NICO Cover was executed (“Third-Party Recoverables”). As a result, the Third-Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. Any amounts uncollectible from third-party reinsurers due to dispute or the reinsurers’ financial inability to pay are covered by NICO under its agreement with OneBeacon. Third-Party Recoverables are typically for the amount of loss in excess of a stated level each year. Of claim payments in the past 11 years, approximately 47% of asbestos and environmental losses have been recovered under the historical third-party reinsurance.

During 2011, OneBeacon completed a new study of its legacy A&E exposures. Reasonable estimates of potential adverse scenarios continue to be within the $2.5 billion reinsurance cover issued by NICO. Based on the results of the study, OneBeacon increased the point estimate of incurred losses ceded to NICO from $2.2 billion to $2.3 billion, an increase of $122 million, net of underlying reinsurance. Due to the NICO Cover, there was no impact to income or equity from the change in the estimate.

As noted above, OneBeacon estimates that on an incurred basis it has used approximately $2.3 billion of the coverage provided by NICO at December 31, 2011.  Since entering into the NICO Cover, approximately 8% of the $2.3 billion of utilized coverage relates to uncollectible Third-Party Recoverables and settlements on Third-Party Recoverables through December 31, 2011.  Net losses paid by NICO totaled approximately $1.4 billion as of December 31, 2011.  Asbestos payments during 2011 reflect payments resulting from intensified efforts by claimants to resolve asbestos claims prior to enactment of potential U.S. federal asbestos legislation.

In 2010, Sirius Group completed an in-depth analysis of Sirius America’s asbestos exposure. The main focus of the analysis was on the internal claims analysis of all treaty and facultative contracts likely to have asbestos exposure at June 30, 2010.  This analysis entailed examining total expected asbestos losses and LAE from a variety of information sources, including asbestos studies, reported data, and external benchmarking scenarios. Since the 2010 study, management has monitored quarterly activity against established metrics.

In 2010, Sirius Group also reviewed Sirius America’s exposure to environmental losses using industry benchmarks such as “survival ratios”, IBNR to case reserve ratios, and reported and paid environmental claim activity.

As a result of monitoring the asbestos and environmental claims activity in 2011 against established benchmarks, Sirius Group increased net asbestos reserves and net environmental reserves $10.3 million and $2.0 million, respectively.  Sirius Group’s A&E three year survival ratio was 11.1 years at December 31, 2011 and 12.5 years at December 31, 2010.

White Mountains’ reserves for A&E losses at December 31, 2011 represent management’s best estimate of its ultimate liability based on information currently available. However, as case law expands, and medical and clean-up costs increase and industry settlement practices change, White Mountains may be subject to asbestos and environmental losses beyond currently estimated amounts. White Mountains cannot reasonably estimate at the present time loss reserve additions arising from any such future adverse developments and cannot be sure that allocated loss reserves, plus the remaining capacity under the NICO Cover and other reinsurance contracts, will be sufficient to cover additional liability arising from any such adverse developments.

The following tables summarize reported asbestos and environmental loss and LAE reserve activities (gross and net of reinsurance) for OneBeacon and Sirius Group, for the years ended December 31, 2011, 2010 and 2009, respectively:

OneBeacon

Net A&E Loss	Year Ended December 31,
Reserve Activity	2011			2010			2009
		Pre-NICO			Pre-NICO			Pre-NICO
Millions	Gross	Net(1)	Net	Gross	Net(1)	Net	Gross	Net(1)	Net
Asbestos:
Beginning balance	$904.0	$647.3	$6.4	$985.6	$688.8	$6.5	$1,098.4	$741.5	$6.5
Incurred losses and LAE	256.8	32.2	(4.0)	—	—	—	1.0	—	—
Paid losses and LAE	(86.5)	1.7	(.2)	(81.6)	(41.5)	(.1)	(113.8)	(52.7)	—
Ending balance	1,074.3	681.2	2.2	904.0	647.3	6.4	985.6	688.8	6.5
Environmental:
Beginning balance	119.0	93.8	9.2	350.7	218.6	7.6	470.3	261.2	5.5
Incurred losses and LAE	231.8	62.2	10.0	6.2	6.0	6.0	4.9	5.0	5.0
Paid losses and LAE	(71.0)	(4.4)	(10.2)	(237.9)	(130.8)	(4.4)	(124.5)	(47.6)	(2.9)
Ending balance	279.8	151.6	9.0	119.0	93.8	9.2	350.7	218.6	7.6
Total asbestos and environmental:
Beginning balance	1,023.0	741.1	15.6	1,336.3	907.4	14.1	1,568.7	1,002.7	12.0
Incurred losses and LAE	488.6	94.4	6.0	6.2	6.0	6.0	5.9	5.0	5.0
Paid losses and LAE	(157.5)	(2.7)	(10.4)	(319.5)	(172.3)	(4.5)	(238.3)	(100.3)	(2.9)
Ending balance	$1,354.1	$832.8	$11.2	$1,023.0	$741.1	$15.6	$1,336.3	$907.4	$14.1

(1)	Represents A&E reserve activity, net of third-party reinsurance, but prior to the NICO Cover.

Sirius Group

Net A&E Loss Reserve Activity	Year Ended December 31,
	2011		2010		2009
Millions	Gross	Net	Gross	Net	Gross	Net
Asbestos:
Beginning balance	$191.9	$151.5	$187.0	$146.6	$173.7	$138.5
Losses and LAE acquired — Central National	—	—	10.4	9.7	—	—
Incurred losses and LAE	13.6	10.3	9.0	7.3	24.7	18.4
Paid losses and LAE	(20.4)	(15.6)	(14.5)	(12.1)	(11.4)	(10.3)
Ending balance	185.1	146.2	191.9	151.5	187.0	146.6
Environmental:
Beginning balance	22.4	18.1	22.2	17.9	24.5	20.1
Losses and LAE acquired — Central National	—	—	3.5	2.4	—	—
Incurred losses and LAE	2.9	2.0	(2.5)	(1.3)	(.8)	(.7)
Paid losses and LAE	(3.2)	(3.6)	(.8)	(.9)	(1.5)	(1.5)
Ending balance	22.1	16.5	22.4	18.1	22.2	17.9
Total asbestos and environmental:
Beginning balance	214.3	169.6	209.2	164.5	198.2	158.6
Losses and LAE acquired — Central National	—	—	13.9	12.1	—	—
Incurred losses and LAE	16.5	12.3	6.5	6.0	23.9	17.7
Paid losses and LAE	(23.6)	(19.2)	(15.3)	(13.0)	(12.9)	(11.8)
Ending balance	$207.2	$162.7	$214.3	$169.6	$209.2	$164.5

NOTE 4. Third-Party Reinsurance

In the normal course of business, White Mountains’ insurance and reinsurance subsidiaries may seek to limit losses that may arise from catastrophes or other events by reinsuring with third-party reinsurers. White Mountains remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts. The effects of reinsurance on White Mountains’ insurance and reinsurance subsidiaries’ written and earned premiums and on losses and LAE were as follows:

	Year ended December 31, 2011
Millions	OneBeacon	Sirius Group	Other Operations	Total
Written premiums:
Direct	$1,077.6	$139.5	$—	$1,217.1
Assumed	48.2	988.6	—	1,036.8
Gross written premiums	1,125.8	1,128.1	—	2,253.9
Ceded	(62.9)	(212.4)	—	(275.3)
Net written premiums	$1,062.9	$915.7	$—	$1,978.6
Earned premiums:
Direct	$1,138.5	$128.5	$—	$1,267.0
Assumed	43.1	989.8	—	1,032.9
Gross earned premiums	1,181.6	1,118.3	—	2,299.9
Ceded	(166.1)	(206.0)	—	(372.1)
Net earned premiums	$1, 015.5	$912.3	$—	$1,927.8
Losses and LAE:
Direct	$1,151.1	$80.0	$—	$1,231.1
Assumed	36.1	627.8	—	663.9
Gross losses and LAE	1,187.2	707.8	—	1,895.0
Ceded	(606.3)	(81.8)	—	(688.1)
Net losses and LAE	$580.9	$626.0	$—	$1,206.9

	Year ended December 31, 2010
Millions	OneBeacon	Sirius Group	Other Operations	Total
Written premiums:
Direct	$1,501.5	$121.6	$—	$1,623.1
Assumed	57.7	957.5	—	1,015.2
Gross written premiums	1,559.2	1,079.1	—	2,638.3
Ceded (1)	(400.2)	(213.3)	—	(613.5)
Net written premiums	$1,159.0	$865.8	$—	$2,024.8
Earned premiums:
Direct	$1,648.7	$117.9	$—	$1,766.6
Assumed	64.2	929.7	—	993.9
Gross earned premiums	1,712.9	1,047.6	—	2,760.5
Ceded (1)	(309.0)	(199.7)	—	(508.7)
Net earned premiums	$1,403.9	$847.9	$—	$2,251.8
Losses and LAE:
Direct	$877.1	$59.4	$—	$936.5
Assumed	138.4	684.4	—	822.8
Gross losses and LAE	1,015.5	743.8	—	1,759.3
Ceded (1)	(157.3)	(212.8)	—	(370.1)
Net losses and LAE	$858.2	$531.0	$—	$1,389.2

(1)	During 2010, OneBeacon ceded written premiums of $262.2, earned premiums of $165.0 and loss and LAE of $86.5 pursuant to the Commercial Lines Transaction.

	Year ended December 31, 2009
Millions	OneBeacon	Sirius Group	Other Operations	Total
Written premiums:
Direct	$1,972.4	$107.3	$—	$2,079.7
Assumed	58.6	889.2	—	947.8
Gross written premiums	2,031.0	996.5	—	3,027.5
Ceded	(213.2)	(189.7)	—	(402.9)
Net written premiums	$1,817.8	$806.8	$—	$2,624.6
Earned premiums:
Direct	$2,021.7	$107.2	$—	$2,128.9
Assumed	66.8	927.5	—	994.3
Gross earned premiums	2,088.5	1,034.7	—	3,123.2
Ceded	(229.7)	(175.9)	—	(405.6)
Net earned premiums	$1,858.8	$858.8	$—	$2,717.6
Losses and LAE:
Direct	$1,020.7	$68.8	$—	$1,089.5
Assumed	40.8	492.2	—	533.0
Gross losses and LAE	1,061.5	561.0	—	1,622.5
Ceded	(56.2)	(142.2)	—	(198.4)
Net losses and LAE	$1,005.3	$418.8	$—	$1,424.1

OneBeacon

In the normal course of its business, OneBeacon purchases reinsurance from highly rated third-party reinsurers in order to minimize loss from large risks or catastrophic events.

The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could be material to OneBeacon’s operating results and financial position. Examples of catastrophes include losses caused by earthquakes, wildfires, hurricanes and other types of storms and terrorist acts. The extent of losses caused by catastrophes is a function of the amount and type of insured exposure in the area affected by the event as well as the severity of the event. OneBeacon uses models (primarily AIR Worldwide (“AIR”) Version 12) to estimate the probability of the occurrence of a catastrophic event as well as potential losses under various scenarios. OneBeacon uses this model output in conjunction with other data to manage its exposure to catastrophe losses through individual risk selection and by limiting its concentration of insurance written in catastrophe-prone areas such as coastal regions. In addition, OneBeacon imposes wind deductibles on existing coastal windstorm exposures.

Since the terrorist attacks of September 11, 2001, OneBeacon has sought to mitigate the risk associated with any future terrorist attacks by limiting the aggregate insured value of policies in geographic areas with exposure to losses from terrorist attacks. This is accomplished by either limiting the total insured values exposed, or, where applicable, through the use of terrorism exclusions.

In December 2007, the U.S. government extended the Terrorism Risk Insurance Act of 2002 (the “Terrorism Act” or “TRIA”) until December 31, 2014. The Terrorism Act established a federal “backstop” for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest. As extended, the law now also covers domestic acts of terrorism. The law limits the industry’s aggregate liability by requiring the federal government to share 85% of certified losses once a company meets a specific retention or deductible as determined by its prior year’s direct written premiums and limits the aggregate liability to be paid by the government and industry without further action by Congress at $100 billion. In exchange for this “backstop,” primary insurers are required to make coverage available to commercial insureds for losses from acts of terrorism as specified in the Terrorism Act. The following types of coverage are excluded from the program: commercial automobile, burglary and theft, surety, farmowners multi-peril and all professional liability coverage except directors and officers coverage.

OneBeacon estimates its individual retention level for commercial policies subject to the Terrorism Act to be approximately $100 million in 2012, which is based on 2011 net written premiums. The federal government will pay 85% of covered terrorism losses that exceed OneBeacon’s or the industry’s retention levels in 2012 up to a total of $100 billion.

OneBeacon seeks to further reduce its potential loss from catastrophe exposures through the purchase of catastrophe reinsurance. Effective May 1, 2011, OneBeacon renewed its property catastrophe reinsurance program through April 30, 2012. The program provides coverage for OneBeacon’s property business for losses resulting from natural catastrophes, as well as certain acts of terrorism. Under the program, the first $50.0 million of losses resulting from any single catastrophe are retained and the next $175.0 million of losses resulting from the catastrophe are reinsured, although OneBeacon retains a co-participation of 26% of losses from $50.0 million to $100.0 million and 10% of the losses from $100.0 million to $175.0 million. Losses from $175.0 million to $225.0 million are fully reinsured. Any loss above $225.0 million would be retained in full. In the event of a catastrophe, OneBeacon’s property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.

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

OneBeacon’s property catastrophe reinsurance program does not cover property losses resulting from any nuclear events or biological, chemical or radiological terrorist attacks or losses resulting from acts of terrorism as defined under the Terrorism Act, as amended, committed by an individual or individuals acting on behalf of any foreign person or foreign interest, as well as domestic acts of terrorism. Such losses are subject to coverage provided to insurance companies by TRIA.

OneBeacon also purchases property-per-risk reinsurance coverage to reduce large loss volatility. The property-per-risk reinsurance program reinsures losses in excess of $10.0 million up to $100.0 million. Individual risk facultative reinsurance may be purchased above $100.0 million where OneBeacon deems it appropriate. The property-per-risk treaty also provides one limit of reinsurance protection for losses in excess of $10.0 million up to $100.0 million on an individual risk basis for terrorism losses. However, any nuclear events, or biological, chemical or radiological terrorist attacks are not covered.

OneBeacon also maintains a casualty reinsurance program that provides protection for individual policies involving workers compensation, general liability, automobile liability, professional liability or umbrella liability in excess of $5.0 million up to $21.0 million ($20.0 million for healthcare professional liability). Casualty losses involving more than one insured are covered by a dedicated treaty up to $40.0 million in excess of a retention of $10.0 million.

In addition, OneBeacon has reinsurance contracts with two reinsurance companies rated “AA+” (Very Strong, the second highest of twenty-one financial strength ratings) by Standard & Poor’s and “A++” (Superior, the highest of fifteen financial strength ratings) by A.M. Best. One contract is the reinsurance cover with NICO, which entitles OneBeacon to recover up to $2.5 billion in ultimate loss and LAE incurred related primarily to claims arising from business written by OneBeacon prior to 1992 for asbestos claims and prior to 1987 for environmental claims and certain other exposures. As of December 31, 2011, OneBeacon has ceded estimated incurred losses of approximately $2.3 billion to the NICO Cover. Net losses paid totaled $1.4 billion as of December 31, 2011. Since entering into the NICO Cover, approximately 8% ($184 million) of the $2.3 billion of utilized coverage relates to uncollectible Third-Party Recoverables and settlements on Third-Party Recoverables through December 31, 2011. The other contract is a reinsurance cover with General Reinsurance Corporation (“GRC”) for up to $570 million of additional losses on all claims arising from accident years 2000 and prior (the “GRC Cover”). Through December 31, 2011, OneBeacon had ceded estimated incurred losses of $562.0 million to the GRC Cover. Pursuant to the GRC Cover, OneBeacon is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OneBeacon intends to only seek reimbursement from GRC for claims which result in payment patterns similar to those supporting OneBeacon’s recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OneBeacon on its own investments. This cost, if any, is expected to be nominal. During the years ended December 31, 2011 and 2010, OneBeacon collected $73.5 million and $61.3 million, respectively, under the GRC Cover.

At December 31, 2011, OneBeacon had $16.5 million of reinsurance recoverables on paid losses and $2,330.8 million (gross of $163.3 million in purchase accounting adjustments, as described in Note 3) that will become recoverable if claims are paid in accordance with current reserve estimates. Reinsurance contracts do not relieve OneBeacon of its obligation to its policyholders. Therefore, collectability of balances due from reinsurers is critical to its financial strength.

The following table provides a listing of OneBeacon’s top reinsurers, excluding industry pools and associations and affiliates of White Mountains, based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurer’s A.M. Best rating.

Top Reinsurers ($ in millions)	Balance at December 31, 2011	% of Total	A.M. Best Rating(1)
National Indemnity Company and General Reinsurance Corporation (2)	$1,540.6	66%	A++
Hanover Insurance Group Ltd.	90.9	4%	A
Tokio Marine and Nichido Fire (3)	57.1	2%	A++
Tower Group Inc.	35.1	1%	A-
Munich Reinsurance America	26.4	1%	A+

(1)

A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen financial strength ratings), “A+” (Superior, which is the second highest of fifteen financial strength ratings), “A” (Excellent, which is the third highest of fifteen financial strength ratings), and “A-” (Excellent, which is the fourth highest of fifteen financial strength ratings). Ratings are as of December 31, 2011.

(2)	Includes $198.3 of Third-Party Recoverables, which NICO would pay under the terms of the NICO Cover if they are unable to collect from third-party reinsurers.
(3)

Includes $30.5 of reinsurance recoverables from various third-party reinsurers that are guaranteed by Tokio Marine and Nichido Fire under the terms of a 100% quota share reinsurance agreement between Houston General Insurance Company and Tokio Marine and Nichido Fire.

Sirius Group

Sirius Group’s reinsurance protection primarily consists of pro-rata and excess of loss protections to cover aviation, trade credit, and certain property exposures. Sirius Group’s property reinsurance provides both proportional and non-proportional protections for Europe, the Americas, Asia, the Middle East, and Australia.  This reinsurance is designed to increase underwriting capacity where appropriate, and to reduce exposure both to large catastrophe losses and to a frequency of smaller loss events.  Attachment points and coverage limits vary by region around the world.  Reinsurance contracts do not relieve Sirius Group of its obligation to its ceding companies. Therefore, collectability of balances due from its retrocessional reinsurers is critical to Sirius Group’s financial strength.

In 2011, 2010 and 2009, Sirius Group purchased group excess of loss retrocessional coverage for its non-U.S. and non-Japan earthquake-related exposures. The non-U.S. and non-Japan earthquake cover was renewed for one year at April 1, 2011, providing $61.0 million of reinsurance protection through partially placed coverage layers in excess of Sirius Group’s retention of $35.0 million. Sirius Group will recognize the full $61.0 million recovery if a covered earthquake loss reaches $110.0 million. At April 1, 2010, Sirius Group purchased coverage for $65.0 million in excess of $45.0 million. At December 31, 2011, losses incurred for the February 2011 New Zealand earthquake totaled $44.4 million, which is less than the $45.0 million retention; accordingly, Sirius Group has not recovered any losses from this coverage.  At April 1, 2009, Sirius Group purchased coverage for $65.0 million in excess of $35.0 million, and this coverage applied to losses incurred from the Chile earthquake. During 2010, Sirius Group recovered the full $65.0 million limit under this earthquake cover as a result of the Chile Earthquake in February 2010.

Sirius Group’s aviation reinsurance program is intended to reduce exposure to a frequency of small losses, a single large loss, or a combination of both.  In 2012, for the proportional and facultative aviation portfolios, reinsurance protection was purchased on average in excess of a market loss of $150.0 million up to a full airline policy limit of $2.25 billion. For the non-proportional aviation portfolio, reinsurance protection includes a 15% quota share treaty and several excess of loss covers with varying attachment points and limits. In addition, the non-proportional portfolio is protected by $30.0 million in the form of first event industry loss warranties (“ILW”), and $6.0 million of available limit in the form of second event ILWs.  The first event ILWs attach at industry event levels between $400.0 million and $900.0 million.  The second event ILWs attach at industry event levels between $300.0 million and $600.0 million.

For accident and health, Sirius Group has excess of loss protection covering personal accident and life of €10 million ($13 million based on the December 31, 2011 EUR to USD exchange rate) of protection in excess of a €5 million ($7 million based on the December 31, 2011 EUR to USD exchange rate) retention for the Stockholm, Hamburg, Liege and Singapore branches.

For 2011, Sirius Group ceded 19% of its trade credit business under a quota share retrocession, which supported growth in this line.  The treaty was renewed for 2012 at a 20% cession percentage for credit business and 50% for bond business.

All of Sirius Group’s excess of loss reinsurance protections include provisions that reinstate coverage at a cost of 100% or more of the original reinsurance premium.

In 2000, Sirius America purchased a reinsurance contract from Imagine Re (the “Imagine Cover”) to reduce its statutory operating leverage and protect its statutory surplus from adverse development relating to A&E exposures as well as the reserves assumed in certain recent acquisitions. In accordance with ASC 944, the amounts related to reserves transferred to Imagine Re for liabilities incurred as a result of past insurable events were accounted for as retroactive reinsurance.  During 2010, Sirius America determined that the full reinsurance recoverable under the Imagine Cover was due.  Accordingly, Sirius America billed Imagine Re for the remaining balance due under the Imagine Cover and withdrew this amount from a trust that included invested assets that fully collateralized the reinsurance recoverable balance. As of December 31, 2010, Sirius America had collected all amounts due from Imagine Re. At December 31, 2009, Sirius America had $16.3 million of unamortized deferred gains related to the Imagine Cover. During 2010, as a result of the collection of the reinsurance recoverable balance due under the Imagine Cover, Sirius America recognized the remaining $16.3 million of unamortized deferred gains. Sirius Group recognized $4.6 million of deferred gains during 2009.

At December 31, 2011, Sirius Group had $13.9 million of reinsurance recoverables on paid losses and $339.7 million of reinsurance that will become recoverable if claims are paid in accordance with current reserve estimates.  The following table provides a listing of Sirius Group’s top reinsurers based upon recoverable amounts, the percentage of total recoverables and the reinsurer’s A.M. Best Rating.

Top Reinsurers ($ in millions)	Balance at December 31, 2011	% of Total	A.M. Best Rating(1)	% Collateralized
General Reinsurance Corporation	$42.7	12%	A++	1%
Swiss Re Group	40.2	11%	A+	20%
Olympus (2)	35.5	10%	NR-5	100%
Lloyds of London(3)	27.2	8%	A	8%
Michigan Catastrophic Claims Association	14.6	4%	N/A(4)	—%

(1)

A.M. Best ratings as detailed above are: “NR-5” (Not formally followed), “A++” (Superior, which is the highest of fifteen financial strength ratings), “A+” (Superior, which is the second highest of fifteen financial strength ratings), and “A” (Excellent, which is the third highest of fifteen financial strength ratings).

(2)	Non-U.S. insurance entities. Balances are fully collateralized through funds held, letters of credit or trust agreements.
(3)	Represents the total of reinsurance recoverables due to Sirius Group from all Lloyds Syndicates.
(4)

Michigan Catastrophic Claims Association (“MCCA”) is a non-profit unincorporated association of which every insurance company that sells automobile coverage in Michigan is required to be a member.  A.M. Best does not rate MCCA. Sirius Group acquired its recoverable from MCCA as a result of its acquisition of Stockbridge Insurance Company.

NOTE 5. Investment Securities

Net Investment Income

White Mountains’ net investment income is comprised primarily of interest income associated with White Mountains’ fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments. Pre-tax net investment income for 2011, 2010 and 2009 consisted of the following:

	Year Ended December 31,
Millions	2011	2010	2009
Investment income:
Fixed maturity investments	$166.2	$194.7	$243.3
Short-term investments	4.5	3.0	5.5
Common equity securities	15.4	10.2	4.9
Convertible fixed maturity investments	5.5	5.6	8.0
Other long-term investments	4.2	6.0	4.2
Interest on funds held under reinsurance treaties	(.4)	(1.7)	(7.3)
Total investment income	195.4	217.8	258.6
Third-party investment expenses	(10.9)	(8.9)	(8.5)
Net investment income, pre-tax	$184.5	$208.9	$250.1

Net Realized and Unrealized Investment Gains and Losses

	Year ended December 31,
Millions	2011	2010	2009
Net realized investment gains (losses), pre-tax	$117.0	$136.4	$(69.9)
Net unrealized investment gains (losses), pre-tax	5.8	(53.8)	431.6
Net realized and unrealized investment gains (losses), pre-tax	122.8	82.6	361.7
Income taxes attributable to realized and unrealized investment gains (losses)	(30.9)	(22.8)	(124.4)
Net realized and unrealized investment gains (losses), after-tax	$91.9	$59.8	$237.3

Net realized investment gains (losses)

Net realized investment gains (losses) for 2011, 2010, and 2009 consisted of the following:

	Year Ended December 31,
Millions	2011	2010	2009
Fixed maturity investments	$49.4	$96.9	$(7.4)
Short-term investments	—	—	.2
Common equity securities	34.6	6.9	(46.4)
Convertible fixed maturity investments	(2.2)	16.7	15.6
Other long-term investments	35.2	15.9	(31.9)
Net realized investment gains (losses), pre-tax	117.0	136.4	(69.9)
Income taxes attributable to realized investment gains and (losses)	(37.0)	(42.1)	14.9
Net realized investment gains (losses), after-tax	$80.0	$94.3	$(55.0)

White Mountains recognized gross realized investment gains of $191.6 million, $205.0 million and $157.3 million and gross realized investment losses of $74.6 million, $68.6 million and $227.2 million on sales of investment securities during 2011, 2010, and 2009.

As of December 31, 2011 and 2010, White Mountains reported $34.6 million and $22.3 million in accounts payable on unsettled investment purchases and $4.7 million and $39.5 million in accounts receivable on unsettled investment sales.

Net unrealized investment gains (losses)

The following table summarizes changes in the carrying value of investments measured at fair value:

	Year Ended December 31, 2011
Millions	Net unrealized gains (losses)	Net foreign currency gains (losses)	Total changes in fair value reflected in earnings
Fixed maturities	$7.6	$68.9	$76.5
Short-term investments	—	(1.1)	(1.1)
Common equity securities	(40.6)	(1.8)	(42.4)
Convertible fixed maturity investments	(11.5)	—	(11.5)
Other long-term investments	(19.1)	3.4	(15.7)
Net unrealized investment gains (losses), pre-tax	(63.6)	69.4	5.8
Income taxes attributable to unrealized investment gains (losses)	24.0	(17.9)	6.1
Net unrealized investment gains (losses), after-tax	$(39.6)	$51.5	$11.9

	Year Ended December 31, 2010
Millions	Net unrealized gains (losses)	Net foreign currency gains (losses)	Total changes in fair value reflected in earnings
Fixed maturities	$(67.4)	$(53.8)	$(121.2)
Short-term investments	—	.2	.2
Common equity securities	72.4	(9.6)	62.8
Convertible fixed maturity investments	(5.4)	—	(5.4)
Other long-term investments	17.6	(7.8)	9.8
Net unrealized investment gains (losses), pre-tax	17.2	(71.0)	(53.8)
Income taxes attributable to unrealized investment gains (losses)	.5	18.8	19.3
Net unrealized investment gains (losses), after-tax	$17.7	$(52.2)	$(34.5)

	Year Ended December 31, 2009
Millions	Net unrealized gains (losses)	Net foreign currency gains (losses)	Total changes in fair value reflected in earnings
Fixed maturities	$333.9	$(53.6)	$280.3
Short-term investments	(.3)	1.6	1.3
Common equity securities	57.9	(9.9)	48.0
Convertible fixed maturity investments	39.8	—	39.8
Other long-term investments	67.2	(5.0)	62.2
Net unrealized investment gains (losses), pre-tax	498.5	(66.9)	431.6
Income taxes attributable to unrealized investment gains (losses)	(154.3)	15.0	(139.3)
Net unrealized investment gains (losses), after-tax	$344.2	$(51.9)	$292.3

The following table summarizes the amount of total gains (losses) included in earnings attributable to unrealized investment gains (losses) for Level 3 investments for the years ended December 31, 2011, 2010, and 2009.

	Year Ended December 31,
Millions	2011	2010	2009
Fixed maturities	$(12.2)	$10.2	$47.3
Common equity securities	(16.6)	(19.2)	14.7
Convertible fixed maturities	—	—	.1
Other long-term investments	(16.8)	39.0	65.0
Total unrealized investment gains (losses), pre-tax - Level 3 investments	$(45.6)	$30.0	$127.1

The components of White Mountains’ net realized and unrealized investment gains (losses), after-tax, as recorded on the statements of operations and comprehensive income (losses) were as follows:

	Year Ended December 31,
Millions	2011	2010	2009
Net change in pre-tax unrealized gains (losses) on investments in unconsolidated affiliates	$(63.6)	$72.7	$192.7
Income taxes	5.1	.8	(.3)
Net change in unrealized gains (losses) on investments in unconsolidated affiliates, after tax	(58.5)	73.5	192.4
Net unrealized foreign currency gains (losses) on investments	(90.1)	102.9	185.1
Total investments gains (losses) through accumulated other comprehensive income	(148.6)	176.4	377.5
Change in net unrealized investment gains (losses), after-tax	11.9	(34.5)	292.3
Net realized investment gains (losses), after-tax	80.0	94.3	(55.0)
Total investment gains (losses) recorded during the period, after-tax	$(56.7)	$236.2	$614.8

Investment Holdings

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses, and carrying values of White Mountains’ fixed maturity investments as of December 31, 2011 and 2010, were as follows:

	December 31, 2011
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains(losses)	Carrying value
US Government and agency obligations	$299.4	$5.3	$(.1)	$.4	$305.0
Debt securities issued by industrial corporations	2,072.1	73.7	(7.8)	(2.9)	2,135.1
Municipal obligations	2.7	—	—	—	2.7
Mortgage-backed and asset-backed securities	3,190.5	25.9	(3.9)	10.4	3,222.9
Foreign government, agency and provincial obligations	581.2	11.0	(.1)	(2.9)	589.2
Preferred stocks	82.3	3.2	(6.7)	—	78.8
Total fixed maturity investments including assets held for sale	$6,228.2	$119.1	$(18.6)	$5.0	$6,333.7
Fixed maturity investments reclassified to assets held for sale related to AutoOne					(111.8)
Total fixed maturity investments					$6,221.9

	December 31, 2010
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
US Government and agency obligations	$385.9	$13.6	$(.8)	$—	$398.7
Debt securities issued by industrial corporations	2,149.2	87.9	(21.1)	(37.9)	2,178.1
Municipal obligations	3.3	.1	(.1)	—	3.3
Mortgage-backed and asset-backed securities	2,082.0	18.2	(15.6)	(12.9)	2,071.7
Foreign government, agency and provincial obligations	1,053.6	7.7	(6.6)	(8.3)	1,046.4
Preferred stocks	81.9	6.1	—	(.1)	87.9
Total fixed maturity investments	$5,755.9	$133.6	$(44.2)	$(59.2)	$5,786.1

The cost or amortized cost and carrying value of White Mountains’ fixed maturity investments and convertible fixed maturity investments, at December 31, 2011 is presented below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2011
Millions	Cost or amortized cost	Carrying value
Due in one year or less	$669.6	$681.0
Due after one year through five years	1,809.1	1,857.5
Due after five years through ten years	563.1	582.8
Due after ten years	52.8	54.5
Mortgage-backed and asset-backed securities	3,190.5	3,222.9
Preferred stocks	82.3	78.8
Total	$6,367.4	$6,477.5

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses, and carrying values of White Mountains’ common equity securities, convertible fixed maturities and other long-term investments as of December 31, 2011 and 2010, were as follows:

	December 31, 2011
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
Common equity securities	$691.7	$72.0	$(8.7)	$—	$755.0
Convertible fixed maturities	$139.2	$6.2	$(1.6)	$—	$143.8
Other long-term investments	$274.4	$55.5	$(25.2)	$(3.4)	$301.3

	December 31, 2010
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
Common equity securities	$561.2	$105.5	$(1.5)	$1.8	$667.0
Convertible fixed maturities	$126.9	$16.2	$(.1)	$—	$143.0
Other long-term investments	$329.5	$62.4	$(13.0)	$(6.8)	$372.1

Sales and maturities of investments, excluding short-term investments, totaled $5,044.5 million, $4,492.6 million and $3,748.5 million for the years ended December 31, 2011, 2010, and 2009. There were no non-cash exchanges or involuntary sales of investment securities during 2011, 2010, and 2009.

Investments Held on Deposit or as Collateral

As of December 31, 2011 and 2010, investments of $100.2 million and $314.1 million, respectively, were held in trusts required to be maintained in relation to various reinsurance agreements. White Mountains’ consolidated insurance and reinsurance operations are required to maintain deposits with certain insurance regulatory agencies in order to maintain their insurance licenses. The fair value of such deposits which are included within total investments totaled $313.4 million and $352.6 million as of December 31, 2011 and 2010.

Fair value measurements at December 31, 2011

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

In addition to the investments described above, White Mountains has $68.1 million and $77.8 million of investment-related liabilities recorded at fair value and included in other liabilities as of December 31, 2011 and 2010.  These liabilities relate to securities that have been sold short by limited partnerships in which White Mountains has investments and is required to consolidate under GAAP.  All of the liabilities included have a Level 1 designation.

Fair Value Measurements by Level

The following tables summarize White Mountains’ fair value measurements for investments at December 31, 2011 and 2010, by level.  The fair value measurements for derivative assets associated with White Mountains’ variable annuity business are presented in Note 8.

	December 31, 2011
Millions	Fair value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

Fixed maturities:
US Government and agency obligations	$305.0	$296.2	$8.8	$—

Debt securities issued by corporations:
Consumer	790.7	—	790.7	—
Industrial	359.4	—	359.4	—
Financials	239.6	3.8	235.8	—
Communications	225.8	—	225.8	—
Basic materials	195.7	—	195.7	—
Utilities	140.1	—	140.1	—
Energy	155.8	—	155.8	—
Technology	24.5	—	24.5	—
Diversified	3.5	—	3.5	—
Total debt securities issued by corporations:	2,135.1	3.8	2,131.3	—

Municipal obligations	2.7	—	2.7	—
Mortgage-backed and asset-backed securities	3,222.9	—	3,207.8	15.1
Foreign government, agency and provincial obligations	589.2	65.7	523.5	—
Preferred stocks	78.8	—	15.0	63.8
Total fixed maturities(1)	6,333.7	365.7	5,889.1	78.9

Short-term investments	846.0	846.0	—	—

Common equity securities:
Financials	219.2	185.8	1.5	31.9
Consumer	188.8	188.5	.3	—
Basic materials	121.0	119.9	1.1	—
Energy	72.6	72.6	—	—
Utilities	42.0	41.8	.2	—
Technology	25.8	25.8	—	—
Other	85.6	33.0	52.2	.4
Total common equity securities	755.0	667.4	55.3	32.3

Convertible fixed maturity investments	143.8	—	143.8	—
Other long-term investments(2)	268.3	—	—	268.3
Total investments	$8,346.8	$1,879.1	$6,088.2	$379.5

(1)                   Carrying value includes $111.8 that is classified as assets held for sale relating to AutoOne discontinued operations.

(2)                   Excludes carrying value of $33.0 associated with other long-term investments accounted for using the equity method.

	December 31, 2010
Millions	Fair value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

Fixed maturities:
US Government and agency obligations	$398.7	$388.9	$9.8	$—

Debt securities issued by corporations:
Consumer	769.0	—	769.0	—
Industrial	511.3	—	511.3	—
Financials	265.8	6.3	259.5	—
Communications	226.3	—	226.3	—
Basic materials	125.3	—	125.3	—
Utilities	106.7	—	106.7	—
Energy	151.5	—	151.5	—
Technology	22.1	—	22.1	—
Total debt securities issued by corporations:	2,178.0	6.3	2,171.7	—

Municipal obligations	3.3	—	3.3
Mortgage-backed and asset-backed securities	2,071.7	—	2,014.7	57.0
Foreign government, agency and provincial obligations	1,046.5	82.6	963.9	—
Preferred stocks	87.9	—	16.5	71.4
Total fixed maturities	5,786.1	477.8	5,179.9	128.4

Short-term investments	975.3	878.7	96.6	—

Common equity securities:
Financials	221.6	152.6	1.2	67.8
Consumer	123.3	122.5	.8	—
Basic materials	98.8	97.1	1.7	—
Energy	60.2	60.2	—	—
Utilities	47.6	44.6	—	3.0
Technology	31.8	30.4	1.4	—
Other	83.7	30.5	52.8	.4
Total common equity securities	667.0	537.9	57.9	71.2

Convertible fixed maturity investments	143.0	—	143.0	—
Other long-term investments(1)	330.2	—	—	330.2
Total investments	$7,901.6	$1,894.4	$5,477.4	$529.8

(1)         Excludes carrying value of $41.9 associated with other long-term investments accounted for using the equity method.

Debt securities issued by corporations

The following table summarizes the ratings of the corporate debt securities held in White Mountains’ investment portfolio as of December 31, 2011 and 2010:

Millions	December 31, 2011	December 31, 2010
AAA	$—	$—
AA	206.8	210.0
A	802.8	833.7
BBB	1,110.8	1,109.1
BB	6.2	24.5
Other	8.5	.7
Debt securities issued by corporations	$2,135.1	$2,178.0

Mortgage-backed, Asset-backed Securities

White Mountains purchases commercial and residential mortgage-backed securities with the goal of maximizing risk adjusted returns in the context of a diversified portfolio. White Mountains’ non-agency commercial mortgage-backed portfolio (“CMBS”) is generally short tenor and structurally senior, with more than 20 points of subordination on average for fixed rate CMBS and more than 45 points of subordination on average for floating rate CMBS as of December 31, 2011.  In general, subordination represents the percentage principal loss on the underlying collateral that would be absorbed by other securities lower in the capital structure before the more senior security incurs a loss. White Mountains believes these levels of protection will mitigate the risk of loss tied to the refinancing challenges facing the commercial real estate market.  As of December 31, 2011, on average less than 2% of the underlying loans were reported as non-performing for all non-agency CMBS held by White Mountains. White Mountains is not an originator of residential mortgage loans and did not hold any residential mortgage-backed securities (“RMBS”) categorized as sub-prime as of December 31, 2011. White Mountains’ investments in hedge funds and private equities contain negligible amounts of sub-prime mortgage-backed securities at December 31, 2011. White Mountains considers sub-prime mortgage-backed securities as those that have underlying loan pools that exhibit weak credit characteristics, or those that are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., White Mountains considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics).

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

	December 31, 2011			December 31, 2010
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
GNMA	$1,365.8	$1,365.8	$—	$1,143.6	$1,102.7	$40.9
FNMA	712.6	712.6	—	234.9	234.9	—
FHLMC	35.9	35.9	—	39.1	39.1	—
Total Agency(1)	2,114.3	2,114.3	—	1,417.6	1,376.7	40.9
Non-agency:
Residential	83.1	68.0	15.1	90.6	74.5	16.1
Commercial	276.7	276.7	—	87.0	87.0	—
Total Non-agency	359.8	344.7	15.1	177.6	161.5	16.1

Total mortgage-backed securities	2,474.1	2,459.0	15.1	1,595.2	1,538.2	57.0
Other asset-backed securities:
Credit card receivables	380.6	380.6	—	248.3	248.3	—
Vehicle receivables	345.6	345.6	—	228.1	228.1	—
Other	22.6	22.6	—	.1	.1	—
Total other asset-backed securities	748.8	748.8	—	476.5	476.5	—
Total mortgage and asset-backed securities	$3,222.9	$3,207.8	$15.1	$2,071.7	$2,014.7	$57.0

(1)         Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities

The security issuance years of White Mountains’ investments in non-agency RMBS and non-agency CMBS securities as of December 31, 2011 are as follows:

		Security Issuance Year
Millions	Fair Value	2003	2006	2007	2009	2010	2011
Non-agency RMBS	$83.1	$3.3	$23.0	$26.4	$—	$10.5	$19.9
Non-agency CMBS	276.7	—	—	17.4	11.2	2.3	245.8
Total	$359.8	$3.3	$23.0	$43.8	$11.2	$12.8	$265.7

Non-agency Residential Mortgage-backed Securities

The classification of the underlying collateral quality and the tranche levels of White Mountains’ non-agency RMBS securities are as follows as of December 31, 2011:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate(3)
Prime	$67.2	$20.5	$46.7	$—
Non-prime	15.9	15.2	.7	—
Sub-prime	—	—	—	—
Total	$83.1	$35.7	$47.4	$—

(1)         At issuance, Super Senior were rated AAA by Standard & Poor’s, Aaa by Moody’s, or AAA by Fitch and were senior to other AAA or Aaa bonds.

(2)         At issuance, Senior were rated AAA by Standard & Poor’s or Aaa by Moody’s and were senior to non-AAA or non-Aaa bonds.

(3)         At issuance, Subordinate were not rated AAA by Standard & Poor’s or Aaa by Moody’s and were junior to AAA or Aaa bonds.

Non-agency Commercial Mortgage-backed Securities

The amount of fixed and floating rate securities and their tranche levels of White Mountains’ non-agency CMBS securities are as follows as of December 31, 2011:

Millions	Fair Value	Super Senior (1)	Senior(2)	Subordinate(3)
Fixed rate CMBS	$249.3	$46.7	$202.6	$—
Floating rate CMBS	27.4	17.4	10.0	—
Total	$276.7	$64.1	$212.6	$—

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

Other long-term investments

White Mountains holds investments in hedge funds and private equity funds, which are included in other long-term investments. The fair value of these investments has been estimated using the net asset value of the funds. At December 31, 2011, White Mountains held investments in 16 hedge funds and 32 private equity funds. The decrease in fair value of hedge funds and private equity funds is due to net redemptions during the period. The largest investment in a single fund was $27.4 million and $49.2 million at December 31, 2011 and 2010.

The following table summarizes investments in hedge funds and private equity interests by investment objective and sector at December 31, 2011 and December 31, 2010:

	December 31, 2011		December 31, 2010
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Hedge funds
Long/short equity	$48.8	$—	$50.4	$—
Long/short credit & distressed	32.3	—	34.1	—
Long diversified strategies	16.9	—	25.2	—
Long/short equity REIT	14.5	—	24.0	—
Long/short equity activist	12.3	—	16.9	—
Long bank loan	.5	—	5.1	—
Total hedge funds	125.3	—	155.7	—

Private equity funds
Energy infrastructure & services	28.0	9.9	24.2	10.8
Distressed residential real estate	27.4	—	49.2	—
Multi-sector	26.9	8.2	26.0	10.6
Private equity secondaries	11.3	4.0	10.4	4.4
Real estate	9.5	3.3	9.1	4.6
International multi-sector, Europe	7.8	4.7	10.5	5.3
Manufacturing/Industrial	6.2	—	17.9	—
International multi-sector, Asia	3.6	2.6	4.9	2.7
Insurance	3.5	41.3	3.9	41.3
Venture capital	2.4	.5	2.2	1.0
Healthcare	2.3	7.0	1.5	8.0
Total private equity funds	128.9	81.5	159.8	88.7

Total hedge and private equity funds included in other long-term investments	$254.2	$81.5	$315.5	$88.7

At December 31, 2011, other long-term investments also include $21.8 million of an investment in a tax advantaged federal affordable housing development fund.  White Mountains has unfunded commitments to this fund of $10.1 million at December 31, 2011.

Redemption of investments in certain hedge funds is subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions.  Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. The following summarizes the December 31, 2011 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Notice Period
Millions Redemption frequency	30-59 days notice	60-89 days notice	90-119 days notice	120+ days notice	Total
Monthly	$—	$—	$—	$6.5	$6.5
Quarterly	27.5	27.0	20.1	—	74.6
Semi-annual	—	5.1	—	14.5	19.6
Annual	16.9	—	7.2	.5	24.6
Total	$44.4	$32.1	$27.3	$21.5	$125.3

Certain of the hedge fund investments in which White Mountains is invested are no longer active and are in process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund’s underlying investments are liquidated.  At December 31, 2011, distributions of $3.3 million were outstanding from these investments. The actual amount of the final distribution remittances remain subject to market fluctuations. The date at which such remittances will be received is not determinable at December 31, 2011.

White Mountains has also submitted redemption requests for certain of its investments in active hedge funds.  At December 31, 2011 redemptions of $2.2 million are outstanding. The date at which such remittances will be received is not determinable at December 31, 2011.  Redemptions are recorded as receivables when approved by the hedge funds and when no longer subject to market fluctuations.

Investments in private equity funds are generally subject to a “lock-up” period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investments. In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors. At December 31, 2011, investments in private equity funds were subject to lock-up periods as follows:

Millions	1-3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private Equity Funds — expected lock-up period remaining	$42.9	$—	$79.8	$6.2	$128.9

Rollforward of Fair Value Measurements by Level

White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturities, common equity securities, convertible fixed maturities and other long-term investments at December 31, 2011 are comprised of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.

The following table summarizes the changes in White Mountains’ fair value measurements by level for the year ended December 31, 2011:

			Level 3 Investments
Millions	Level 1 Investments	Level 2 Investments	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other long-term investments		Total
Balance at January 1, 2011	$1,894.4	$5,477.4	$128.4	$71.2	$—	$330.2	(1)	$7,901.6	(1)
Total realized and unrealized gains (losses)	(1.4)	113.2	(8.1)	(4.7)	—	19.5		118.5
Foreign currency gains (losses) through OCI and other revenue	4.6	(76.1)	(4.4)	1.6	—	(5.0)		(79.3)
Amortization/Accretion	2.3	(54.2)	.3	—	—	—		(51.6)
Purchases	10,653.6	8,905.6	213.7	19.7	—	58.4		19,851.0
Sales	(10,674.4)	(8,528.7)	—	(55.5)	—	(134.8)		(19,393.4)
Transfers in	—	269.2	18.2	—	—	—		287.4
Transfers out	—	(18.2)	(269.2)	—	—	—		(287.4)
Balance at December 31, 2011	$1,879.1	$6,088.2	$78.9	$32.3	$—	$268.3	(1)	$8,346.8	(1)(2)

(1)         Excludes carrying value of $41.9 and $33.0 at January 1, 2011 and December 31, 2011 associated with other long-term investments accounted for using the equity method.

(2)         Carrying value includes $111.8 that is classified as assets held for sale relating to AutoOne discontinued operations.

Fair Value Measurements — transfers between levels

Transfers between levels are recorded using the fair value measurement as of the end of the quarterly period in which the event or change in circumstance giving rise to the transfer occurred.

During 2011, 10 securities which had been classified as Level 3 measurements at January 1, 2011 were recategorized as Level 2 measurements because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available at December 31, 2011. These measurements comprise “Transfers out” of Level 3 and “Transfers in” to Level 2 of $269.2 million in fixed maturities for the period ended December 31, 2011. Two securities that were classified as Level 2 investments at January 1, 2011 were priced with unobservable inputs during the current period and represent the “Transfers in” of $18.2 million in Level 3 investments.  The fair value of these securities were estimated using industry standard pricing models, in which management selected inputs using its best judgment.  These securities are considered to be Level 3 because the measurements are not directly observable. At December 31, 2011, the estimated fair value for these securities determined using the industry standard pricing models was $1.6 million less than the estimated fair value based upon quoted prices provided by a third party.

NOTE 6. Debt

White Mountains’ debt outstanding as of December 31, 2011 and 2010 consisted of the following:

	December 31,
Millions	2011	2010
OBH Senior Notes, at face value	$269.9	$419.9
Unamortized original issue discount	(.1)	(.3)
OBH Senior Notes, carrying value	269.8	419.6

SIG Senior Notes, at face value	400.0	400.0
Unamortized original issue discount	(.7)	(.8)
SIG Senior Notes, carrying value	399.3	399.2
WTM Bank Facility	—	—
Old Lyme	2.1	—
Total debt	$671.2	$818.8

A schedule of contractual repayments of White Mountains’ debt as of December 31, 2011 follows:

Millions	December 31, 2011
Due in one year or less	$—
Due in two to three years	269.9
Due in four to five years	2.1
Due after five years	400.0
Total	$672.0

OBH Senior Notes

In May 2003, OneBeacon U.S. Holdings, Inc. (“OBH”), formerly Fund American Companies, Inc., a wholly-owned subsidiary of OneBeacon Ltd., issued $700.0 million face value of senior unsecured debt through a public offering, at an issue price of 99.7% (the “OBH Senior Notes”) and received $693.4 million of proceeds, net of a $4.5 million underwriting discount. The OBH Senior Notes bear an annual interest rate of 5.875%, payable semi-annually in arrears on May 15 and November 15, until maturity in May 2013. White Mountains fully and unconditionally guarantees the payment of principal and interest on the OBH Senior Notes. OneBeacon Ltd. pays White Mountains a guarantee fee equal to 25 basis points per annum on the outstanding principal amount of the OBH Senior Notes. If White Mountains’ voting interest in OneBeacon Ltd.’s common shares ceases to represent more than 50% of all their voting securities, OneBeacon Ltd. is obligated to seek to redeem, exchange or otherwise modify the senior notes in order to fully and permanently eliminate White Mountains’ obligations under the guarantee. In the event that White Mountains’ guarantee is not eliminated, the guarantee fee will increase over time up to a maximum guarantee fee of 425 basis points.

OBH incurred $7.3 million in expenses related to the issuance of the OBH Senior Notes (including $4.5 million in underwriting fees), which have been deferred and are being recognized into interest expense over the life of the OBH Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the OBH Senior Notes have an effective yield to maturity of approximately 6.0% per annum.  OBH recorded $20.5 million, $29.5 million, and $38.1 million in interest expense, inclusive of amortization of issuance costs, on the OBH Senior Notes for the years ended December 31, 2011, 2010, and 2009.

On June 1, 2010, through a cash tender offer, OBH repurchased and retired $156.4 million aggregate principal amount of OBH Senior Notes for an aggregate purchase price of $165.4 million, which resulted in a $9.6 million loss, including transaction fees.

In addition to the cash tender offer, during 2010 OBH repurchased and retired $29.7 million of outstanding OBH Senior Notes for $30.8 million, which resulted in a $1.2 million loss and OBIC purchased $1.1 million of outstanding OBH Senior Notes for $1.1 million.

On April 6, 2011, through a cash tender offer, OBH purchased and retired $150.0 million aggregate principal amount of OBH Senior Notes for $161.6 million, which resulted in a $12.0 million loss, including transaction fees.

At December 31, 2011, White Mountains was in compliance with all of the covenants under the OBH Senior Notes.

SIG Senior Notes

In March 2007, SIG issued $400.0 million face value of senior unsecured notes (“SIG Senior Notes”) at an issue price of 99.715% for net proceeds of $392.0 million after taking into effect both deferrable and non-deferrable issuance costs, including the interest rate lock agreement described below. The SIG Senior Notes were issued in an offering that was exempt from the registration requirements of the Securities Act of 1933. The SIG Senior Notes bear an annual interest rate of 6.375%, payable semi-annually in arrears on March 20 and September 20, until maturity in March 2017.

SIG incurred $3.6 million in expenses related to the issuance of the SIG Senior Notes (including $2.6 million in underwriting fees), which have been deferred and are being recognized into interest expense over the life of the SIG Senior Notes.

In anticipation of the issuance of the SIG Senior Notes, SIG entered into an interest rate lock agreement to hedge its interest rate exposure from the date of the agreement until the pricing of the SIG Senior Notes. The agreement was terminated on March 15, 2007 with a loss of $2.4 million, which was recorded in other comprehensive income. The loss is being reclassified from accumulated other comprehensive income over the life of the SIG Senior Notes using the interest method and is included in interest expense. At December 31, 2011, the unamortized balance of the loss remaining in accumulated other comprehensive income was $1.2 million.

Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, including the interest rate lock agreement, the SIG Senior Notes yield an effective rate of 6.49% per annum. White Mountains recorded $26.1 million of interest expense, inclusive of amortization of issuance costs and the interest rate lock agreement, on the SIG Senior Notes for the years ended December 31, 2011, 2010, and 2009.

At December 31, 2011, White Mountains was in compliance with all of the covenants under the SIG Senior Notes.

Bank Facility

On August 12, 2011, White Mountains entered into a revolving credit facility with a total commitment of $375.0 million (the “WTM Bank Facility”) with a syndicate of lenders administered by Bank of America, N.A. The WTM Bank Facility replaces the previous revolving credit facility which had a total commitment of $475.0 million.  As of December 31, 2011, the WTM Bank Facility was undrawn.

The WTM Bank Facility contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards.  Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under these facilities and result in acceleration of principal repayment on any amounts outstanding.  At December 31, 2011, White Mountains was in compliance with all of the covenants under the WTM Bank Facility.

Old Lyme

On December 30, 2011 Sirius Group acquired the run-off loss reserve portfolio of Old Lyme (see Note 2).  As part of the acquisition, Sirius Group entered into a five-year $2.1 million purchase note.  The principal amount of the purchase note is subject to upward adjustments for favorable loss reserve development (up to 50% of $6.0 million) and downward adjustments for any adverse loss reserve development.

Mortgage Note

In December 2005, OneBeacon entered into a $40.8 million, 18-year mortgage note, which has a variable interest rate based upon the lender’s 30-day LIBOR rate, to purchase land and a building in Canton, Massachusetts.  In 2009, OneBeacon repaid the entire outstanding principal balance on the Mortgage Note.

Concurrent with entering into the Mortgage Note, OneBeacon also entered into an interest rate swap to hedge its exposure to variability in the interest rate on the Mortgage Note.  Interest paid or received on the swap was reported in interest expense.  Changes in the fair value of the interest rate swap were reported as a component of other comprehensive income.  At the time of repayment of the outstanding balance on the Mortgage Note, OneBeacon paid $7.4 million to settle the related interest rate swap that had been used to fix the rate of interest on the Mortgage Note.  The interest rate swap settlement was recorded as a reduction of other revenues on a pre-tax basis with a corresponding $7.4 million increase in other comprehensive income on a pre-tax basis ($4.8 million after-tax).  The after-tax change in the fair value of the interest rate swap was a gain of $2.0 million for the year ended December 31, 2009.

Sierra Note

In connection with its acquisition of the Sierra Insurance Group Companies (“Sierra Group”) on March 31, 2004, Sirius Group entered into a $62.0 million purchase note (the “Sierra Note”), $58.0 million of which may be adjusted over its six-year term to reflect favorable or adverse loss reserve development on the acquired reserve portfolio and run-off of remaining policies in force (mainly workers compensation business), as well as certain other balance sheet protections. Since inception the principal of the Sierra Note had been reduced by $29.0 million as a result of adverse development on the acquired reserves and run-off of unearned premium, which includes $5.2 million and $22.8 million of adverse development which occurred during 2008 and 2005 and $1.9 million and $9.1 million of favorable development in 2010 and 2007. Interest accrued on the unpaid balance of the Sierra Note at a rate of 4.0% per annum, compounded quarterly, and was payable at its maturity.

On October 31, 2008, White Mountains disposed of its remaining interest in the Sierra Group as part of the Berkshire Exchange transaction. White Mountains was still obligated to repay the Sierra Note, but Berkshire provided White Mountains an indemnity, whereby Berkshire reimbursed White Mountains all amounts due under the Sierra Note at its maturity, as adjusted for future reserve development, except for the portion of interest on the Sierra Note that accrued from its issue date through December 31, 2007, plus interest on this accrued amount through the date of repayment.

The Sierra Note matured on March 31, 2010.  However, the final amount due was in dispute with respect to the amount of loss reserve development.  On September 15, 2010, White Mountains paid Sierra the undisputed amounts owed of $42.8 million on the Sierra Note which consisted of $33.0 million for the principal repayment and $9.8 million for accrued interest.  Berkshire reimbursed White Mountains $36.7 million, which was consisted of the $33.0 million principal balance and $3.7 million for accrued interest.

During the fourth quarter of 2011, the dispute was settled through arbitration.  White Mountains paid the interest accrued on the Sierra Note and recognized $5.5 million of interest expense.

Atlantic Specialty Note

In connection with its acquisition of Atlantic Specialty Insurance Company on March 31, 2004, OneBeacon issued a $20.0 million ten-year note to the seller (the “Atlantic Specialty Note”). The note accrued interest at a rate of 5.2%, except that the outstanding principal amount in excess of $15.0 million accrued interest at a rate of 3.6%. In 2010, OneBeacon repaid the remaining $14.0 million outstanding principal on the note.

Interest

Total interest expense incurred by White Mountains for its indebtedness was $55.2 million, $57.3 million and $70.8 million in 2011, 2010 and 2009. Total interest paid by White Mountains for its indebtedness was $59.0 million, $64.1 million and $69.8 million in 2011, 2010 and 2009.

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

The total income tax benefit (expense) for the years ended December 31, 2011, 2010 and 2009 consisted of the following:

	Year Ended December 31,
Millions	2011	2010	2009
Current tax benefit (expense):
U.S. federal	$39.5	$52.4	$(40.0)
State	(2.5)	(2.2)	(1.5)
Non-U.S.	5.1	(9.1)	(2.7)
Total current tax benefit (expense)	42.1	41.1	(44.2)
Deferred tax benefit (expense):
U.S. federal	(34.1)	(61.6)	(139.0)
State	—	—	—
Non-U.S.	114.7	3.6	(31.0)
Total deferred tax benefit (expense)	80.6	(58.0)	(170.0)
Total income tax benefit (expense)	$122.7	$(16.9)	$(214.2)

Effective Rate Reconciliation

A reconciliation of taxes calculated using the 35% U.S. statutory rate (the tax rate at which the majority of White Mountains’ worldwide operations are taxed) to the income tax (expense) benefit on pre-tax income follows:

	Year Ended December 31,
Millions	2011	2010	2009
Tax (expense) benefit at the U.S. statutory rate	$(21.5)	$(53.6)	$(279.1)
Differences in taxes resulting from:
Change in valuation allowance	128.2	2.6	53.7
Non-U.S. earnings, net of foreign taxes	6.2	22.8	(1.2)
Tax reserve adjustments	4.3	(2.8)	8.8
Tax exempt interest and dividends	2.9	2.3	1.7
Tax rate change enacted in Luxembourg	1.2	2.8	—
Withholding tax	.2	(.2)	(.7)
Purchase of subsidiaries	—	4.5	—
Sale of subsidiaries	—	4.3	—
Other, net	1.2	.4	2.6
Total income tax benefit (expense) on pre-tax income	$122.7	$(16.9)	$(214.2)

The non-U.S. component of pre-tax income was $65.4 million, $74.4 million and $221.0 million for the years ended December 31, 2011, 2010 and 2009.

Tax Payments and Receipts

Net income tax payments to (receipts from) national governments (primarily the United States) totaled $12.5 million, $(47.0) million and $(17.5) million for the years ended December 31, 2011, 2010 and 2009.

Deferred Tax Inventory

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes. An outline of the significant components of White Mountains’ deferred tax assets and liabilities follows:

	December 31,
Millions	2011	2010
Deferred income tax assets related to:
Non-U.S. net operating loss carryforwards	$504.0	$545.4
Loss reserve discount	114.2	142.4
U.S. federal and state net operating loss carryforwards	102.7	103.6
Incentive compensation	43.4	36.9
Unearned premiums	41.2	37.3
U.S. tax credit carryforwards	13.5	12.0
Deferred compensation	11.4	13.1
Loss on sale of AutoOne	10.4	—
Pension and benefit accruals	8.0	4.3
Accrued interest	3.5	.5
Investment basis differences	1.6	7.3
Fixed assets	(.1)	4.8
Other items	9.5	14.1
Total gross deferred income tax assets	863.3	921.7
Less: valuation allowances	(232.7)	(385.8)
Total net deferred income tax assets	630.6	535.9
Deferred income tax liabilities related to:
Safety reserve	369.6	378.5
Deferred acquisition costs	48.8	41.5
Net unrealized investment gains	34.8	55.8
Purchase accounting	.7	2.1
Intangible assets	(.1)	.1
Other items	5.4	(.8)
Total deferred income tax liabilities	459.2	477.2
Net deferred tax asset (liability)	$171.4	$58.7

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

Of the $232.7 million valuation allowance at December 31, 2011, $225.5 million relates to deferred tax assets on net operating losses in Luxembourg subsidiaries (discussed below under “Net Operating Loss Carryforwards”) that are not expected to have significant income in the future, $6.9 million relates to deferred tax assets on U.S. losses and other federal deferred tax benefits.  Of the $385.8 million valuation allowance at December 31, 2010, $379.6 million relates to deferred tax assets on net operating losses in Luxembourg subsidiaries (discussed below under “Net Operating Loss Carryforwards”) that are not expected to have significant income in the future, $6.2 million relates to deferred tax assets on U.S. losses and other federal deferred tax benefits.

Release of Valuation Allowance in Luxembourg

During the fourth quarter of 2011, White Mountains recorded a $129.5 million tax benefit from the release of valuation allowances against deferred tax assets in two Luxembourg domiciled subsidiaries, White Sands Holdings (Luxembourg) S.à r.l. (“Sands”) and OneBeacon Holdings (Luxembourg) S.à r.l. (“Holdings”).  These companies had built up substantial deferred tax assets due to net operating loss carryforwards (“NOLs”).  There were full valuation allowances on these deferred tax assets in periods prior to the fourth quarter of 2011 because neither company expected future taxable income to utilize them.

During the fourth quarter, Sirius Group reorganized its corporate structure to optimize operational and capital efficiency.  As part of the Reorganization, additional internal debt instruments were added to Sirius International Holdings Sweden AB.  These additional internal debt instruments were initially contributed to Sands and later some were contributed to Holdings after Sirius Group acquired Holdings from OneBeacon on January 24, 2012.  As the plan for the Sirius Group to acquire Holdings and contribute the notes was in place on December 31, 2011, and this was a transaction between entities under common control, White Mountains accounted for the tax effects of the transaction as if it had occurred in 2011.  The valuation allowance released at Sands and Holdings is equal to the expected future tax-effected income from the notes.  The notes have staggered maturity dates with the longest dated note being 30 years.  The remaining deferred tax asset for the unutilized NOLs at both companies still carries a full valuation allowance as no additional taxable income is expected.

Net Operating Loss and Capital Loss Carryforwards

Net operating loss and capital loss carryforwards as of December 31, 2011, the expiration dates and the deferred tax assets thereon are as follows:

	December 31, 2011
Millions	United States	Luxembourg	Sweden	Total
2012	$—	$—	$—	$—
2013-2017	2.4	—	—	2.4
2018-2022	18.7	—	—	18.7
2023-2032	305.7	—	—	305.7
No expiration date	—	1,740.3	10.7	1,751.0
Total	$326.8	$1,740.3	$10.7	$2,077.8

Gross deferred tax asset	$102.7	$501.2	$2.8	$606.7
Valuation allowance	(1.8)	(225.5)	(.3)	(227.6)
Net deferred tax asset	$100.9	$275.7	$2.5	$379.1

White Mountains expects to utilize net operating loss carryforwards in Luxembourg of $999.7 million but does not expect to utilize the remainder as they belong to companies that are not expected to have significant income in the future.  These losses primarily relate to tax deductible write-downs in 2007 and 2008 of investments in U.S. subsidiaries held by Luxembourg subsidiaries.  Included in the U.S. net operating loss carryforwards are losses of $29.1 million subject to an annual limitation on utilization under Internal Revenue Code Section 382.  At December 31, 2011, there were U.S. foreign tax credit carryforwards available of $8.8 million, which begin to expire in 2016.  At December 31, 2011, there were U.S. low-income housing tax credit carryforwards available of $2.0 million, which begin to expire in 2031.  Also, at December 31, 2011, there were U.S. alternative minimum tax credit carryforwards of $2.7 million which do not expire.

During 2010, White Mountains International S.à r.l. (“WMI”) received a tax ruling in Luxembourg which allowed it to change its tax functional currency in Luxembourg to the Swedish krona from the euro.  Pursuant to the ruling, WMI revalued its NOL carryforwards in Luxembourg using the December 31, 2008 euro/krona exchange rate.  This resulted in WMI recording an $11.9 million deferred tax benefit in 2010 for the increase in its NOLs in Luxembourg.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Millions	Permanent Differences(1)	Temporary Differences(2)	Interest and Penalties(3)	Total
Balance at January 1, 2009	$61.4	$17.1	$8.3	$86.8
Changes in prior year tax positions	7.2	46.1	3.1	56.4
Tax positions taken during the current year	—	16.4	—	16.4
Lapse in statute of limitations	(1.0)	—	(.2)	(1.2)
Settlements with tax authorities	(53.7)	(.9)	(6.9)	(61.5)
Balance at December 31, 2009	13.9	78.7	4.3	96.9
Changes in prior year tax positions	.5	(8.5)	1.9	(6.1)
Tax positions taken during the current year	.4	5.0	—	5.4
Lapse in statute of limitations	—	—	—	—
Settlements with tax authorities	(.3)	(.1)	—	(.4)
Balance at December 31, 2010	14.5	75.1	6.2	95.8
Changes in prior year tax positions	(.9)	.1	2.0	1.2
Tax positions taken during the current year	—	(20.4)	—	(20.4)
Lapse in statute of limitations	(3.4)	(5.7)	(1.4)	(10.5)
Settlements with tax authorities	(.6)	—	—	(.6)
Balance at December 31, 2011	$9.6	$49.1	$6.8	$65.5

(1)         Represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate.

(2)         Represents the amount of unrecognized tax benefits that, if recognized would create a temporary difference between the reported amount of an item in the Company’s Consolidated Balance Sheet and its tax basis.

(3)         Net of tax benefit.

If recognized, $16.4 million (tax plus interest and penalties) would be recorded as a reduction to income tax expense. Also included in the balance at December 31, 2011, are $49.1 million of tax positions for which ultimate deductibility is highly certain but the timing of deductibility is uncertain. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.  On November 18, 2009, the Internal Revenue Service (“IRS”) released a coordinated issue paper outlining their position with respect to loss reserves.  The vast majority of the increase during 2009 and decrease during 2011 relates to deductions for loss reserves in which the timing of the deductions is uncertain.

White Mountains classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. During the years ended December 31, 2011, 2010 and 2009 White Mountains recognized $0.6 million, $1.9 million, $(4.0) million in interest (benefit) expense, net of any tax benefit. The balance of accrued interest at December 31, 2011 and 2010 is $6.8 million and $6.2 million, net of any tax benefit.

Tax Examinations

With few exceptions, White Mountains is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2005.

On October 14, 2009, a settlement was reached with the IRS on the 2003 through 2004 federal tax examination for certain U.S. subsidiaries of OneBeacon, Sirius Group and Esurance.  The settlement resulted in an assessment of $24.9 million of additional tax or a total assessment of $51.9 million including interest, withholding tax and utilization of credits.  White Mountains recorded a tax benefit of $17.8 million in the fourth quarter of 2009 from the settlement of the 2003 through 2004 tax examination.

The IRS is conducting an examination of income tax returns for 2005 and 2006 for certain U.S. subsidiaries of OneBeacon.  On January 5, 2011, White Mountains received Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2005 and 2006. The estimated total assessment, including interest and utilization of alternative minimum and foreign tax credit carryovers, is $19.6 million. White Mountains disagrees with the adjustments proposed by the IRS and intends to defend its position. The timing of the resolution of these issues is uncertain, however, it is reasonably possible that the resolution could occur within the next twelve months.  An estimate of the range of potential outcomes cannot be made at this time. When ultimately settled, White Mountains does not expect the resolution of this examination to result in a material change to its financial position.

On July 28, 2011, the IRS commenced an examination of the income tax returns for 2007, 2008 and 2009 for certain U.S. subsidiaries of OneBeacon.  White Mountains does not expect the resolution of this examination to result in a material change to its financial position.

On December 15, 2011, the IRS commenced an examination of the income tax returns for 2010 for certain U.S. subsidiaries of AFI.  Pursuant to a Stock Purchase Agreement dated as of May 17, 2011 between White Mountains and Allstate, White Mountains is required to indemnify Allstate for any changes in pre-closing taxes.  White Mountains does not expect the resolution of this examination to result in a material change to its financial position.

The IRS conducted an examination of income tax returns for 2006 and 2007 for certain U.S. subsidiaries of Sirius Group.  On October 26, 2011, the Sirius Group received and signed the IRS Revenue Agent’s Report, which contained no proposed adjustments.  The IRS also examined the U.S. income tax return filed by WM Belvaux S.à r.l., a Luxembourg subsidiary, for tax year 2007.  On May 3, 2011, the exam was completed with no proposed adjustments.

NOTE 8. Variable Annuity Reinsurance and Weather Derivatives

White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan.  At December 31, 2011, the total guarantee value was approximately ¥233.7 billion (approximately $3.0 billion at exchange rates on that date).  The collective account values of the underlying variable annuities were approximately 78% of the guarantee value at December 31, 2011. The following table summarizes the pre-tax operating results of WM Life Re for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
Millions	2011	2010	2009
Fees, included in other revenues	$32.5	$30.2	$28.5
Change in fair value of variable annuity liability, included in other revenues	(156.5)	(223.5)	77.1
Change in fair value of derivatives, included in other revenues	92.9	127.0	(158.4)
Foreign exchange, included in other revenues	15.1	21.4	(3.9)
Other investment income and gains (losses)	(.9)	(.9)	(1.4)
Total revenues	(16.9)	(45.8)	(58.1)
Change in fair value of variable annuity death benefit liabilities, included in other expenses	(1.8)	(6.0)	9.3
Death benefit claims paid, included in other expenses	(3.8)	(2.7)	(2.2)
General and administrative expenses	(4.7)	(6.3)	(5.6)
Pre-tax loss	$(27.2)	$(60.8)	$(56.6)

For the years ended December 31, 2011, 2010 and 2009 the change in the fair value of the variable annuity liability included $7.2 million, $47.7 million and $22.4 million of losses associated with changes in projected surrender assumptions.

All of White Mountains’ variable annuity reinsurance liabilities were classified as Level 3 measurements at December 31, 2011.  The following table summarizes the changes in White Mountains’ variable annuity reinsurance liabilities and derivative instruments for the year ended December 31, 2011:

	Variable Annuity (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total(4)
Balance at January 1, 2011	$(610.2)	$275.3	$72.2	$—	$347.5
Purchases	—	5.0	—	—	5.0
Realized and unrealized gains (losses)	(158.3)	14.5	67.7	10.7	92.9
Transfers in (out)	—	—	—	—	—
Sales/settlements	—	(47.7)	(100.7)	(6.6)	(155.0)
Balance at December 31, 2011	$(768.5)	$247.1	$39.2	$4.1	$290.4

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

(4)   In addition to derivative instruments, WM Life Re held cash, short-term and fixed maturity investments of $485.3 at December 31, 2011 posted as collateral to its counterparties.

The following summarizes realized and unrealized derivative gains (losses) recognized in other revenues for the years ended December 31, 2011, 2010, and 2009 and the carrying values at December 31, 2011 and 2010 by type of instrument:

				Carrying Value
	Year Ended December 31,			December 31,
Millions	2011	2010	2009	2011	2010
Fixed income/interest rate	$8.9	$17.6	$8.0	$31.1	$43.9
Foreign exchange	29.5	144.6	(69.5)	161.3	225.3
Equity	54.5	(35.2)	(96.9)	98.0	78.3
Total	$92.9	$127.0	$(158.4)	$290.4	$347.5

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

	Year Ended December 31,
Millions	2011	2010
Short term investments	$73.2	$52.4
Fixed maturity securities	—	48.6
Total	$73.2	$101.0

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

Millions	December 31, 2011	December 31, 2010
OTC derivative instruments(1)	$295.4	$351.5
Collateral held	(73.2)	(101.0)
Collateral provided	83.0	25.3
Net exposure on fair value of OTC instruments	$305.2	$275.8

(1)   Value of OTC derivative instruments as of December 31, 2011 and 2010 excludes adjustments for counterparty credit risk of $(9.1) and $(4.0) included in fair value under GAAP.

The following table summarizes uncollateralized amounts due under WM Life Re’s OTC derivative contracts as of December 31, 2011 by counterparty:

Millions	Uncollateralized balance as of December 31, 2011	Standard & Poor’s Rating(1)
Royal Bank of Scotland	$82.5	A-
Citigroup (2)	67.7	A-
Bank of America	54.2	A-
JP Morgan Chase(2)	34.2	A
Nomura(2)	31.9	BBB+
Barclays	25.1	A
Goldman Sachs	9.6	A-
Total	$305.2

(1)   Standard & Poor’s ratings as detailed above are:  “A” (which is the sixth highest of twenty-one creditworthiness ratings), “A-” (which is the seventh highest of twenty-one creditworthiness ratings), and BBB+ (which is the eighth highest of twenty-one creditworthiness ratings).

(2)   Collateral provided (held) calculated under master netting agreement.

The OTC derivative contracts are subject to restrictions on liquidation of the instruments and distribution of proceeds under collateral agreements. In addition, WM Life Re held cash and short-term investments posted as collateral to its reinsurance counterparties. The total collateral comprises the following:

	Year Ended December 31,
Millions	2011	2010
Cash	$453.5	$291.1
Short-term investments	.6	31.6
Fixed maturity investments	31.2	3.3
Total	$485.3	$326.0

Weather Derivatives

During 2009, White Mountains sold Galileo Weather Risk Management Advisors LLC, Galileo Weather Risk Management Ltd and Galileo Weather Risks Advisors Limited for nominal consideration.  White Mountains retained the outstanding weather derivative contracts and stopped writing any new contracts.  Effective December 2009, White Mountains entered into an agreement to novate the remaining outstanding weather derivative contracts to an unrelated third party.  White Mountains was released from any liability related to the weather derivative contracts and all guaranties related to the weather business were terminated.  For the year ended December 31, 2009, $2.6 million of net losses were recognized on the weather and weather contingent derivatives portfolio.

NOTE 9. Earnings Per Share

Basic earnings per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities. Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding. The following table outlines the Company’s computation of earnings per share for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Basic and diluted earnings per share numerators (in millions):
Net income attributable to White Mountains’ common shareholders	$122.6	$93.1	$497.8

Allocation of income for participating unvested restricted common shares	(1.1)	(1.1)	(4.8)
Dividends paid on participating restricted common shares	(.1)	(.1)	(.6)
Total allocation to restricted common shares	(1.2)	(1.2)	(5.4)
Net income attributable to White Mountains’ common shareholders, net of restricted share amounts	$121.4	$91.9	$492.4
Undistributed net earnings:
Net income attributable to White Mountains’ common shareholders, net of restricted common share amounts	$121.4	$91.9	$492.4
Dividends paid net of restricted common share amounts	(7.9)	(8.7)	(8.3)
Total undistributed net earnings, net of restricted common share amounts	$113.5	$83.2	$484.1
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	7,881.0	8,548.4	8,849.4
Average unvested restricted common shares (1)	(69.4)	(97.3)	(85.3)
Basic earnings per share denominator	7,811.6	8,451.1	8,764.1
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	7,881.0	8,548.4	8,849.4
Average unvested restricted common shares (1)	(69.4)	(97.3)	(85.3)
Average outstanding dilutive options to acquire common shares (2)	—	.5	1.5
Diluted earnings per share denominator	7,811.6	8,451.6	8,765.6
Basic earnings per share (in dollars):
Net income attributable to White Mountains’ common shareholders	$15.56	$10.89	$56.25
Dividends declared and paid	(1.00)	(1.00)	(1.00)
Undistributed earnings	$14.56	$9.89	$55.25
Diluted earnings per share (in dollars)
Net income attributable to White Mountains’ common shareholders	$15.56	$10.89	$56.24
Dividends declared and paid	(1.00)	(1.00)	(1.00)
Undistributed earnings	$14.56	$9.89	$55.24

(1)   Restricted common shares outstanding vest either in equal annual installments or upon a stated date (see Note 11).

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

NOTE 10. Retirement and Postretirement Plans

OneBeacon sponsors qualified and non-qualified, non-contributory, defined benefit pension plans covering substantially all employees who were employed as of December 31, 2001, as well as former employees that had met the eligibility requirements and retirees. Current plans include the OneBeacon qualified pension plan, (the “Qualified Plan”) and the OneBeacon non-qualified pension plan, (the “Non-qualified Plan”) (collectively the “Plans”). The Plans were frozen and curtailed in 2002 and, as a result, the projected benefit obligation is equal to the accumulated benefit obligation.

The benefits for the Plans are based primarily on years of service and employees’ compensation through December 31, 2002. Participants generally vest after five years of continuous service. OneBeacon’s funding policy is consistent with the funding requirements of U.S. federal laws and regulations.

The following tables set forth the obligations and funded status, assumptions, plan assets and cash flows associated with the various pension plans at December 31, 2011 and 2010:

	Pension Benefits
Millions	2011	2010
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$110.2	$117.1
Service cost	.8	.8
Interest cost	5.2	6.0
Settlement gain	(.6)	(2.2)
Special termination benefit cost	.8	1.9
Assumption changes	7.7	6.6
Actuarial (gain) loss	(.3)	(1.5)
Benefits and expenses paid with plan assets, net of participant contributions	(8.4)	(15.9)
Benefits paid directly by OneBeacon	(2.4)	(2.6)
Projected benefit obligation at end of year	$113.0	$110.2
Change in plan assets:
Fair value of plan assets at beginning of year	$133.0	$130.2
Actual return on plan assets	(3.8)	18.7
Benefits and expenses paid, net of participant contributions	(8.4)	(15.9)
Fair value of plan assets at end of year	$120.8	$133.0
Funded status at end of year	$7.8	$22.8

The funded status of the consolidated pension plans at December 31, 2011 was $7.8 million, which represents an over-funding of $34.3 million related to the Qualified Plan and an under-funding of $26.5 million related to the Non-qualified Plan. The Non-qualified Plan, which is unfunded, does not hold any assets. OneBeacon has set aside $12.2 million in an irrevocable rabbi trust for the benefit of Non-qualified Plan participants. In accordance with GAAP, the assets held in the rabbi trust are not reflected in the funded status of the consolidated pension plans as presented.

Amounts recognized in the financial statements as of December 31, 2011 and 2010 consist of:

	Pension Benefits
Millions	2011	2010
Net balance recorded in other assets	$34.3	$50.3
Net balance recorded in other liabilities	(26.5)	(27.5)
Net amount accrued in the financial statements	$7.8	$22.8

Information for the Non-qualified Plan, which had accumulated benefit obligations in excess of plan assets, was as follows:

	December 31,
Millions	2011	2010
Projected benefit obligation	$26.5	$27.5
Accumulated benefit obligation	$26.5	$27.5
Fair value of plan assets	$—	$—

Information for the Qualified Plan, which had accumulated benefit obligations less than plan assets, was as follows:

	December 31,
Millions	2011	2010
Projected benefit obligation	$86.5	$82.7
Accumulated benefit obligation	$86.5	$82.7
Fair value of plan net assets (1)	$120.8	$133.0

(1)   Includes receivables related to securities sold, interest and dividends as well as payables related to securities purchased.

The amounts recognized in accumulated other comprehensive income (loss) on a pre-tax basis and before noncontrolling interest for the years ended December 31, 2011 and 2010 were as follows:

	December 31,
Millions	2011	2010
Accumulated other comprehensive income (loss) beginning balance	$.5	$(8.5)
Increase (decrease) in accumulated other comprehensive income (loss):
Amortization of net actuarial losses recognized during the year	.5	.6
Net actuarial (losses) gains occurring during the year(1)	(18.2)	8.4
Other adjustments	.5	—
Accumulated other comprehensive (loss) income ending balance	$(16.7)	$.5

(1)   Primarily relates to investment results relating to the overfunded status of the Plans.

The amount in accumulated other comprehensive loss, on a pre-tax basis and before noncontrolling interest, that has not yet been recognized as a component of net periodic benefit cost for the year ended December 31, 2011 is attributable to net losses. During 2012, OneBeacon expects $0.7 million will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost.

The components of net periodic benefit cost (income) for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended December 31,
Millions	2011	2010	2009
Service cost	$.8	$.8	$.5
Interest cost	5.2	6.0	6.5
Expected return on plan assets	(7.6)	(7.3)	(6.3)
Amortization of unrecognized loss	.5	.6	1.6
Net periodic pension cost (income) before settlements, curtailments and special termination benefits	(1.1)	.1	2.3
Settlement gain	.5	(.1)	—
Special termination benefits expense(1)	.8	1.9	1.2
Total net periodic benefit cost	$.2	$1.9	$3.5

(1)   Special termination benefits represent additional payments made from the Qualified Plan to certain vested participants when their employment was terminated due to a reduction in force.

Assumptions

The weighted average discount rate assumptions used to determine benefit obligations was 4.38% and 4.94% at December 31, 2011 and 2010. The weighted average assumptions used to determine net periodic benefit cost included a 4.94% discount rate and 5.75% expected long-term rate of return on plan assets for the year ended December 31, 2011.  The weighted average assumptions used to determine net periodic benefit cost included a 5.16% discount rate and 5.75% expected long-term rate of return on plan assets for the year ended December 31, 2010.

OneBeacon’s discount rate assumptions used to account for the Plans reflect the rates at which the benefit obligations could be effectively settled. For 2011 and 2010, in addition to consideration of published yields for high quality long-term corporate bonds, U.S. Treasuries and insurance company annuity contract pricing, consideration was given to a cash flow matching analysis.

OneBeacon performed an analysis of expected long-term rates of return based on the allocation of its Qualified Plan assets at December 31, 2010 and 2009 to develop expected rates of return for 2011 and 2010 for each significant asset class or economic indicator. A range of returns was developed based both on forecasts and on broad market historical benchmarks for expected return, correlation, and volatility for each asset class.

Plan Assets

The majority of the Qualified Plans’ assets are managed by Prospector Partners, LLC (“Prospector”), a related party (see Note 18). The investment policy places an emphasis on preserving invested assets through a diversified portfolio of high-quality income producing investments and equity investments.

The investment management process integrates the risks and returns available in the investment markets with the risks and returns available to the Qualified Plan in establishing the proper allocation of invested assets. The asset classes include fixed maturity, equity, convertible fixed maturities, and cash and short-term investments. Fixed maturity and convertible fixed maturities include bonds, convertible fixed maturities and convertible preferred stocks of companies from diversified industries. Equity securities primarily include investments in large-cap and mid-cap companies primarily located in the United States. Cash and short-term investments include registered investment companies and common/collective trust funds.

The factors examined in establishing the appropriate investment mix include the outlook for risk and return in the various investment markets and sectors and the long-term need for capital growth.

The Qualified Plan’s investments are stated at fair value. Many factors are considered in arriving at fair market value. In general, fixed maturity investments such as corporate bonds and government securities are valued based on yields currently available on comparable securities of issuers with similar credit ratings. Shares of common and preferred stock are valued at quoted market prices when available.  Convertible fixed maturities are valued based on quoted market prices, analysis of listed markets and use of sensitivity analyses. Registered investment companies are valued at the net asset value as reported by the fund at year-end.

The fair value of the Qualified Plan’s assets and their related inputs at December 31, 2011 by asset category were as follows:

	December 31, 2011				December 31, 2010
Millions	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturity investments	$2.4	$—	$2.4	$—	$.5	$—	$.5	$—
Common equity securities	72.2	72.2	—	—	74.5	74.5	—	—
Convertible fixed maturities	42.8	—	42.8	—	55.7	—	55.7	—
Cash and short-term investments	3.1	3.1	—	—	2.0	2.0	—	—
Total	$120.5	$75.3	$45.2	$—	$132.7	$76.5	$56.2	$—

There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2011 or 2010.

The Qualified Plan’s asset allocations at December 31, 2011 and 2010, by asset category were as follows:

	Plan Assets at December 31,
Asset Category	2011	2010
Fixed maturity investments	2.0%	.4%
Common equity securities	59.9	56.1
Convertible fixed maturities	35.5	42.0
Cash and short-term investments	2.6	1.5
Total	100.0%	100.0%

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

Cash Flows

OneBeacon does not expect to make a contribution to its Qualified Plan in 2012. OneBeacon anticipates contributing $2.4 million to the Non-qualified Plan, for which OneBeacon has assets held in a rabbi trust.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Millions	Expected Benefit Payments
2012	$4.6
2013	5.0
2014	5.3
2015	5.7
2016	6.0
2017—2021	34.0

Other Benefit Plans

OneBeacon sponsors an employee savings plan (defined contribution plan) covering the majority of its employees. The contributory plan provides qualifying employees with matching contributions of 50% up to the first six percent of salary (subject to U.S. federal limits on allowable contributions in a given year). Total expense for the plan was $3.0 million, $3.8 million and $4.6 million in 2011, 2010 and 2009.

OneBeacon had a post-employment benefit liability of $6.7 million and $7.9 million at December 31, 2011 and 2010.

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

Incentive Compensation Plans

White Mountains’ Long-Term Incentive Plan (the “WTM Incentive Plan”) provides for grants of various types of share-based and non share-based incentive awards to key employees and service providers of White Mountains. The WTM Incentive Plan was adopted by the Board, was approved by the Company’s sole shareholder in 1985 and was subsequently amended by its shareholders in 1995, 2001, 2003, 2005 and 2010. Share-based incentive awards that may be granted under the plan include performance shares, restricted shares, Incentive Options and Non-qualified Stock Options (“Non-Qualified Options”). Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Awards generally vest at the end of a three-year period, are subject to the attainment of pre-specified performance goals, and are valued based on the market value of common shares at the time awards are paid. Performance shares earned under the WTM Incentive Plan are typically paid in cash but could be paid in common shares or by deferral into certain non-qualified compensation plans of White Mountains. Compensation expense is recognized on a pro rata basis over the vesting period of the awards.

The OneBeacon Long-Term Incentive Plan (the “OneBeacon Incentive Plan”) provides for granting to key employees of OneBeacon Ltd., and certain of its subsidiaries, various types of share-based incentive awards, including performance shares, restricted shares, restricted stock units and Non-Qualified Options.

The Sirius Group Performance Plan provides for granting phantom White Mountains performance shares (the “WTM Phantom Share Plan”) to certain key employees of Sirius Group. Beginning with the 2011-2013 performance cycle, employees of Sirius Group were granted performance shares from the WTM Incentive Plan.  The performance goals for full payment of performance shares issued under these plans are identical to those of the WTM Incentive Plan. Performance shares earned under the WTM Phantom Share Plan are typically paid in cash but could be paid in common shares or by deferral into certain non-qualified compensation plans of White Mountains.  Compensation expense is recognized on a pro rata basis over the vesting period of the awards.

White Mountains offers certain types of share-based compensation under qualified retirement plans. The defined contribution plans of OneBeacon and Sirius Group (the “401(k) Plans”) offer its participants the ability to invest their balances in several different investment options, including the Company’s or OneBeacon’s common shares. OneBeacon’s employee stock ownership plan (“ESOP”) is a OneBeacon-funded benefit plan that provides all of its participants with an annual base contribution in common shares equal to 3% of their salary, up to the applicable Social Security wage base ($106,800 for 2011). Additionally, those participants not otherwise eligible to receive certain other OneBeacon benefits can earn a variable contribution of up to 6% of their salary, subject to the applicable Social Security wage base and contingent upon OneBeacon’s performance.  In April 2007, the ESOP was merged into the 401(k) Plan to form the OneBeacon 401(k) Savings and ESOP Plan (“KSOP”).  Sirius Group’s profit sharing plan is a Sirius Group-funded benefit plan that provides all of its participants with a variable contribution up to 7% of their salary, contingent upon Sirius Group’s performance.

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

The principal performance measure used for determining performance share payouts is after-tax growth in White Mountains’ intrinsic business value per share. The Compensation Committee historically has considered the growth in intrinsic business value per share to be based equally on the growth of economic value per share and growth in adjusted book value per share, both inclusive of dividends. Economic value is calculated by adjusting the GAAP book value per share for differences between the GAAP carrying values of certain assets and liabilities and White Mountains’ estimate of their underlying economic values (for example, the time value discount in loss reserves).

The following summarizes performance share activity for the years ended December 31, 2011, 2010 and 2009 for performance shares granted under the WTM Incentive Plan and the WTM Phantom Share Plan:

	Year Ended December 31,
	2011		2010		2009
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	163,184	$29.4	172,454	$12.2	156,373	$4.2
Shares expired (1)	(51,131)	—	(49,127)	—	(48,573)	—
New grants	37,675	—	47,880	—	69,092	—
Assumed forfeitures and cancellations (2)	336	(.9)	(8,023)	(.7)	(4,438)	(.3)
Expense recognized	—	37.6	—	17.9	—	8.3
Ending December 31,	150,064	$66.1	163,184	$29.4	172,454	$12.2

(1)  There were no payments made in 2011, 2010 and 2009 for the 2008-2010, 2007-2009 and 2006-2008 performance cycles; those performance shares did not meet the threshold performance goals and expired.

(2)  Amounts include changes in assumed forfeitures, as required under GAAP.

If 100% of the outstanding performance shares had vested on December 31, 2011, the total additional compensation cost to be recognized would have been $19.3 million, based on accrual factors at December 31, 2011 (common share price and payout assumptions).

Performance shares granted under the WTM Incentive Plan

The following table summarizes performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan at December 31, 2011 for each performance cycle:

Millions, except share amounts	Target WTM Performance Shares Outstanding	Accrued Expense
Performance cycle:
2009-2011	60,410	$42.6
2010-2012	42,890	10.9
2011-2013	37,675	6.8
Sub-total	140,975	60.3
Assumed forfeitures	(3,524)	(1.6)
Total at December 31, 2011	137,451	$58.7

The targeted performance goal for full payment of outstanding performance shares granted under the WTM Incentive Plan to non-investment personnel for the 2011-2013 performance cycles is a 10% growth in intrinsic business value per share. Growth of 3% or less would result in no payout and growth of 17% or more would result in a payout of 200%. The targeted performance goal for full payment of outstanding performance shares granted under the WTM Incentive Plan to non-investment personnel for the 2010-2012 performance cycles is an 11% growth in intrinsic business value per share. Growth of 4% or less would result in no payout and growth of 18% or more would result in a payout of 200%. The targeted performance goal for full payment of outstanding performance shares granted under the WTM Incentive Plan to non-investment personnel for the 2009-2011 performance cycles is a 10% growth in intrinsic business value per share. Growth of 3% or less would result in no payout and growth of 17% or more would result in a payout of 200%.

For investment personnel, the targeted performance goal for full payment of outstanding performance shares granted under the WTM Incentive Plan is based in part on growth in intrinsic business value per share (as described above) and in part on achieving a total return on invested assets as measured against metrics based on U.S. Treasury Note and/or industry benchmark returns.

Phantom Performance Shares granted under the WTM Phantom Share Plan

The following summarizes phantom performance shares outstanding and accrued expense for awards made under the WTM Phantom Share Plan at December 31, 2011 for each performance cycle:

Millions, except share amounts	Target WTM Phantom Performance Shares Outstanding	Accrued Expense
Performance cycle:
2009-2011	7,947	$6.0
2010-2012	4,990	1.5
2011-2013(1)	—	—
Sub-total	12,937	7.5
Assumed forfeitures	(324)	(.1)
Total at December 31, 2011	12,613	$7.4

(1)          All performance shares for the 2011-2013 performance cycle were granted from the WTM Incentive Plan.

The performance goals for full payment of performance shares issued under the WTM Phantom Share Plan are identical to those of the WTM Incentive Plan.

Restricted Shares

The following outlines the unrecognized compensation cost associated with the outstanding restricted share awards under the WTM Incentive Plan for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011		2010		2009
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested at beginning of year	46,250	$14.1	91,900	$23.7	53,200	$24.2
Issued	27,250	9.9	19,750	6.7	47,100	9.6
Vested	(1,500)	—	(65,150)	—	(8,400)	—
Forfeited	—	—	(250)	(.1)	—	—
Modified(1)	—	—	—	(3.3)	—	—
Expense recognized	—	(10.7)	—	(12.9)	—	(10.1)
Non-vested at end of year	72,000	$13.3	46,250	$14.1	91,900	$23.7

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

During the second quarter of 2011, White Mountains issued 250 restricted shares that vest on January 1, 2014. During the first quarter of 2011, White Mountains issued 27,000 restricted shares that vest on January 1, 2014. During the first quarter of 2010, White Mountains issued 19,750 restricted shares that vest on December 31, 2012. During 2009, White Mountains issued 2,500 restricted shares that cliff vested in November 2010, 40,100 restricted shares that cliff vested on December 31, 2010 and 4,500 restricted shares that vest in equal installments at December 31, 2011, 2012 and 2013.

The unrecognized compensation cost at December 31, 2011 is expected to be recognized ratably over the remaining vesting periods.

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

For the years ended December 31, 2011, 2010, and 2009 White Mountains recognized a total of $0.1 million, $11.9 million, and $5.4 million of expense related to amortizing the Non-Qualified Options.

Incentive Options

The Company had 2,400 Incentive Options outstanding at December 31, 2009, which were granted to certain key employees on February 28, 2000 (the grant date) under the WTM Incentive Plan. The 81,000 Incentive Options originally granted were issued at an exercise price equal to the market price of the Company’s underlying common shares on February 27, 2000. The exercise price escalated by 6% per annum over the life of the Incentive Options. The Incentive Options vested ratably over a ten-year service period. The grant date fair value of the awards as originally disclosed, adjusted for estimated future forfeitures, became the basis for recognition of compensation expense for the Incentive Options. The fair value of each Incentive Option award at the grant date was estimated using a closed-form option model using an expected volatility assumption of 18.5%, a risk-free interest rate assumption of 6.4% and an expected term of ten years.

The following table summarizes the Company’s Incentive Options activity for the years ended December 31, 2010 and 2009.  There were no Incentive Options issued and outstanding in 2011.

	Year ended December 31,
Millions, except share and per share amounts	2010	2009
Opening balance—outstanding Incentive Options	2,400	6,000
Forfeited	—	—
Exercised	(2,400)	(3,600)
Ending balance—outstanding Incentive Options	—	2,400
Opening balance—exercisable Incentive Options	2,400	3,000
Vested	—	3,000
Exercised	(2,400)	(3,600)
Ending balance—exercisable Incentive Options	—	2,400
Intrinsic value of Incentive Options exercised (1)	$.3	$.5
Exercise price—beginning of year	$188.43	$177.76
Exercise price—end of year	$—	$188.43
Compensation expense (income)	$—	$—

(1)          Amount is equal to the number of options exercised multiplied by amount the ending market value exceeds the strike price on the date of exercise.

Share-Based Compensation Based on OneBeacon Ltd. Common Shares

OneBeacon Performance Shares

The following summarizes activity for the years ended December 31, 2011, 2010, and 2009 for OneBeacon performance shares granted under the OneBeacon Incentive Plan:

	Year Ended December 31,
	2011		2010		2009
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	1,464,295	$18.5	2,224,215	$15.1	2,212,313	$4.6
Payments and deferrals (1)(2)	(936,150)	(10.5)	(889,594)	(4.6)	(137,400)	—
New awards	194,900	—	270,691	—	379,085	—
Forfeitures and cancellations	(80,378)	(.5)	(141,017)	(2.2)	(229,783)	(.5)
Expense recognized	—	2.2	—	10.2	—	11.0
End of period	642,667	$9.7	1,464,295	$18.5	2,224,215	$15.1

(1)          OneBeacon performance share payments in 2011 for the 2008-2010 performance cycle were at 68.5% of target. OneBeacon performance shares payments in 2010 for the 2007-2009 performance cycle were at 14.2% of target. OneBeacon performance share payments in 2009 for the 2007-2008 performance cycle were at 1.4% of target.

(2)          As a result of the Commercial Lines Transaction and the Personal Lines Transaction, payments were made to certain former employees of OneBeacon prior to the end of the performance cycle (2008-2010, 2009-2011, and 2010-2012 performance cycles) on a pro rata basis based upon a performance factor of 100%.

The following summarizes OneBeacon performance shares outstanding awarded under the OneBeacon Incentive Plan at December 31, 2011 for each performance cycle:

Millions, except share amounts	Target OneBeacon Performance Shares Outstanding	Accrued Expense
Performance cycle:
2009-2011	256,751	$7.7
2010-2012	244,248	1.2
2011-2013	151,563.9
Sub-total	652,562	9.8
Assumed forfeitures	(9,895)	(.1)
Total at December 31, 2011	642,667	$9.7

If 100% of the outstanding OneBeacon performance shares had been vested on December 31, 2011, the total additional compensation cost to be recognized would have been $2.3 million, based on December 31, 2011 accrual factors (common share price and payout assumptions).

The targeted performance goal for full payment of the outstanding OneBeacon performance shares granted during 2011 is growth in intrinsic business value per share of 11%. At a growth in intrinsic business value per share of 4% or less, no performance shares would be earned and at a growth in intrinsic business value per share of 18% or more, 200% of performance shares would be earned.  The targeted performance goal for full payment of the outstanding OneBeacon performance shares granted during 2010 is growth in intrinsic business value per share of 12%. At a growth in intrinsic business value per share of 5% or less, no performance shares would be earned and at a growth in intrinsic business value per share of 19% or more, 200% of performance shares would be earned.

Non-Qualified Options

In November 2006, in connection with its initial public offering, OneBeacon Ltd. issued to its key employees 1,420,000 fixed price OneBeacon Non-Qualified Options to acquire OneBeacon Ltd. common shares at an above-market fixed exercise price.  The options vest in equal installments on each of the third, fourth and fifth anniversaries of their issuance and expire 5.5 years from the date of issuance.  The fair value of each option award at grant was estimated using a Black-Scholes option pricing model using an expected volatility assumption of 30%, a risk-free interest rate assumption of 4.6%, a forfeiture assumption of 5%, an expected dividend rate assumption of 3.4% and an expected term assumption of 5.5 years.  The options originally had a per share exercise price of $30.00.  On May 27, 2008, the OneBeacon Compensation Committee of the Board of Directors (the “OB Compensation Committee”) amended the exercise price to $27.97 as a result of the $2.03 per share special dividend paid in the first quarter of 2008. On November 16, 2010, the OB Compensation Committee adjusted the exercise price to $25.47 as a result of the $2.50 per share special dividend paid in the third quarter of 2010.

The compensation expense associated with the options and the incremental fair value of the award modifications is being recognized ratably over the remaining period.

The following table summarizes option activity for the years ended December 31, 2011, 2010 and 2009:

	Year ended December 31,
	2011		2010		2009
Millions	Target Outstanding Options	Expense Amortized	Target Outstanding Options	Expense Amortized	Target Outstanding Options	Expense Amortized
Beginning of period	768,652	$4.5	1,015,610	$3.6	1,237,872	$2.5
New awards	—	—	—	—	—	—
Forfeitures	(27,782)	—	(37,044)	—	(222,262)	—
Vested and expired(1)	—	—	(209,914)	—	—	—
Exercised	—	—	—	—	—	—
Expense recognized	—	.5	—	.9	—	1.1
End of period	740,870	$5.0	768,652	$4.5	1,015,610	$3.6

(1)          During the year ended December 31, 2010, as a result of the Commercial Lines Transaction and Personal Lines Transaction, 209,914 options vested that were unexercised and expired.

OneBeacon Restricted Shares

On May 25, 2011, OneBeacon issued 630,000 restricted shares to its CEO that vest one-fourth on each of February 22, 2014, 2015, 2016 and 2017.  Concurrently with the grant of the restricted shares, 35,000 OneBeacon performance shares issued to OneBeacon’s CEO for the 2011-2013 performance share cycle were forfeited and performance share awards to OneBeacon’s CEO for the each of the next 5 years will also be reduced by 35,000 shares.  The restricted shares contain dividend participation features, and therefore, are considered participating securities.  As of December 31, 2011, there were 630,000 unvested restricted shares.  For the year ended December 31, 2011, OneBeacon recognized $0.9 million of expense.  As of December 31, 2011, $7.7 million is expected to be recognized ratably over the remaining vesting period.

Restricted Stock Units

The Non-Qualified Options granted by OneBeacon Ltd., in connection with its initial public offering, did not include a mechanism in the options to reflect the contribution to total return from the regular quarterly dividend.  As a result, during the first quarter of 2008, OneBeacon granted 116,270 Restricted Stock Units (“RSUs”) to actively employed option holders.  The RSUs were scheduled to vest one-third on each of November 9, 2009, 2010 and 2011 subject to, for each vesting tranche of units, the attainment of 4% growth in OneBeacon’s book value per share from January 1, 2008 through the end of the calendar year immediately following the applicable vesting date.

Consistent with the terms of the RSU plan, all three tranches of RSUs vested and were deferred into a OneBeacon non-qualified deferred compensation plan that will be paid out in May 2012 in cash or shares at the discretion of the OB Compensation Committee.

The expense associated with the RSUs was recognized ratably over the vesting period.  For the years ended December 31, 2011, 2010 and 2009, OneBeacon recognized expense of $0.1 million, $0.5 million and $0.6 million.

Share-based Compensation Under Qualified Retirement Plans

The variable contribution amounts earned by eligible participants of the KSOP constituted approximately 2%, 0% and 4% of salary for the years ended 2011, 2010 and 2009. White Mountains recorded $6.3 million, $3.0 million and $11.0 million in compensation expense to pay benefits and allocate common shares to participant’s accounts for the years ended 2011, 2010 and 2009. The contributions made to the KSOP with respect to the years ended 2011, 2010 and 2009 were made with either the Company’s or OneBeacon Ltd.’s common shares, dependent on the employer.  As of December 31, 2011 and 2010, the plans owned 3% or less of either of the Company’s or OneBeacon Ltd.’s total common shares outstanding.  All White Mountains common shares held by the KSOP are considered outstanding for earnings (loss) per share computations.

NOTE 12. Common Shareholders’ Equity

Common Shares Repurchased and Retired

On November 17, 2006, White Mountains’ Board of Directors authorized the Company to repurchase up to 1 million of its common shares, from time to time, subject to market conditions.  On August 26, 2010, White Mountains’ board of directors authorized the Company to repurchase up to an additional 600,000 common shares under the share repurchase program. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. As of December 31, 2011, the Company had 188,297 shares remaining under its share repurchase authorization.  Since the inception of the program, the Company has repurchased and retired 1,411,703 common shares for $537.5 million. During 2011, the Company repurchased 313,967 common shares for $114.2 million. During 2010, the Company repurchased 677,125 common shares for $222.0 million.  During 2009, the Company did not repurchase any common shares under the Share Repurchase Plan.

In addition to the shares repurchased under the share repurchase program, during 2011, White Mountains completed two “modified Dutch auction” self-tender offers and repurchased 332,346 of its common shares at an average price of $417.55 per share. The total cost of the share repurchases was $138.8 million, including fees and expenses related to the tender offers.

The Company also repurchases its common shares, from time to time, that relate to the administration of its various incentive compensation and deferred compensation programs.  For the years ended December 31, 2011, 2010 and 2009 the Company repurchased 189 common shares, 10,186 common shares and 1,113 common shares that were not subject to the Share Repurchase Plan.

Common Shares Issued

During 2011, the Company issued a total of 29,432 common shares, which consisted of 27,250 restricted shares issued to key management personnel and 2,182 shares issued to directors of the Company. During 2010, the Company issued a total of 23,050 common shares, which consisted of 2,400 shares issued in satisfaction of options exercised, 19,750 restricted shares issued to key management personnel and 900 shares issued to directors of the Company. During 2009, the Company issued a total of 52,420 common shares, which consisted of 3,600 shares issued in satisfaction of options exercised, 47,820 restricted shares issued to key management personnel and 1,000 shares issued to directors of the Company.

Dividends on Common Shares

For the years ended December 31, 2011, 2010, and 2009, the Company declared and paid cash dividends totaling $8.0 million, $8.8 million, and $8.9 million (or $1.00 per common share).

NOTE 13. Statutory Capital and Surplus

White Mountains’ insurance and reinsurance operations are subject to regulation and supervision in each of the jurisdictions where they are domiciled and licensed to conduct business. Generally, regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid loss and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders.  In addition, the NAIC uses risk-based capital (“RBC”) standards for property and casualty insurers as a means of monitoring certain aspects affecting the overall financial condition of insurance companies. At December 31, 2011, White Mountains’ active insurance and reinsurance operating subsidiaries exceeded their respective RBC requirements.

OneBeacon’s consolidated combined policyholders’ surplus of its insurance operating subsidiaries as reported to various regulatory authorities as of December 31, 2011 and 2010 was $1.0 billion and $1.1 billion. OneBeacon’s consolidated combined statutory net income (loss) for the years ended December 31, 2011, 2010 and 2009 was $119.6 million, $257.2 million and $210.5 million. The principal differences between OneBeacon’s combined statutory amounts and the amounts reported in accordance with GAAP include deferred acquisition costs, deferred taxes, market value adjustments for debt securities and recognition of pension plans. OneBeacon’s insurance operating subsidiaries’ statutory policyholders’ surplus at December 31, 2011 was in excess of the minimum requirements of relevant state insurance regulations.

Sirius International’s total regulatory capital at December 31, 2011 was $2.1 billion.  In accordance with Swedish regulations, Sirius International holds restricted equity of $1.6 billion as a component of Swedish statutory regulatory capital. This restricted equity cannot be paid as dividends.

Sirius America’s policyholders’ surplus, as reported to various regulatory authorities as of December 31, 2011 and 2010, was $533.7 million and $742.6 million. Sirius America’s statutory net income (loss) for the years ended December 31, 2011, 2010 and 2009 was $101.4 million, $70.2 million and $46.9 million. The principal differences between Sirius America’s statutory amounts and the amounts reported in accordance with GAAP include deferred acquisition costs, deferred taxes, gains recognized under retroactive reinsurance contracts and market value adjustments for debt securities. Sirius America’s statutory policyholders’ surplus at December 31, 2011 was in excess of the minimum requirements of relevant state insurance regulations.

Central National’s policyholders’ surplus, as reported to various regulatory authorities as of December 31, 2011 and 2010, was $13.4 million and $15.0 million. Central National’s statutory net income (loss) for the years ended December 31, 2011 and 2010 was $0.1 million and $1.6 million.

Scandinavian Re and White Shoals Re are also subject to regulation and supervision by the Bermuda Monetary Authority (“BMA”). Generally, the BMA has broad supervisory and administrative powers over such matters as licenses, standards of solvency, investments, methods of accounting, form and content of financial statements, minimum capital and surplus requirements, and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. As of December 31, 2011, Scandinavian Re and White Shoals Re had statutory capital and surplus of $27.6 million and $15.4 million, which was in excess of the minimum requirements of the BMA.

WM Life Re is subject to regulation and supervision by the BMA. As of December 31, 2011, WM Life Re had statutory capital and surplus of $26.4 million, which was in excess of the minimum requirement of the BMA.

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

OneBeacon:

Generally, OneBeacon’s regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. Based upon OneBeacon’s top tier regulated insurance operating subsidiaries have the ability to pay $103 million of dividends during 2012 without prior approval of regulatory authorities, subject to the availability of unassigned funds. At December 31, 2011, OneBeacon’s top tier regulated insurance operating subsidiaries had $0.7 billion of unassigned funds. During 2011, OneBeacon’s top tier regulated insurance operating subsidiaries distributed $150.0 million in extraordinary dividends to their immediate parent.

During 2011, OneBeacon Ltd. paid $79.7 million of regular quarterly dividends and a $95.1 million special dividend to its common shareholders. White Mountains received $132.0 million of these dividends. At December 31, 2011, OneBeacon Ltd. and its intermediate holding companies had $16.9 million of net unrestricted cash, short-term investments and fixed maturity investments outside of its regulated and unregulated insurance operating subsidiaries.

During 2011, OneBeacon’s unregulated insurance operating subsidiaries paid $4.3 million of dividends to their immediate parent. At December 31, 2011, OneBeacon’s unregulated insurance operating subsidiaries had approximately $183.0 million of net unrestricted cash, short-term investments and fixed maturity investments and approximately $30.0 million of common equity securities and convertible fixed maturities.

Sirius Group:

Subject to certain limitations under Swedish law, Sirius International is permitted to transfer all or a portion of its pre-tax income to its Swedish parent companies to minimize taxes (referred to as a group contribution). In 2011, Sirius International transferred $74.0 million of its 2010 pre-tax income to its Swedish parent companies as a group contribution. In 2012, Sirius International intends to transfer approximately $80.0 million (based on December 31, 2011 SEK to USD exchange rate) of its 2011 pre-tax income to its Swedish parent companies as a group contribution.

Sirius International has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, Sirius International has allocated the majority of its pre-tax income, after group contributions to its Swedish parent companies, to the Safety Reserve (see “Safety Reserve” below). At December 31, 2011, Sirius International had $514.9 million (based on December 31, 2011 SEK to USD exchange rate) of unrestricted statutory surplus, which is available for distribution in 2012. During 2011, Sirius International paid $177 million of dividends to its immediate parent. In connection with the Reorganization, Sirius International’s unrestricted statutory surplus increased by $436.3 million due to the contribution of the remaining shares of Sirius America.

Sirius America has the ability to pay dividends to its intermediate parent, which is an indirect subsidiary wholly-owned subsidiary of Sirius International, during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. Based upon December 31, 2011 statutory surplus of $533.7 million, Sirius America has the ability to pay $53.4 million of dividends during 2012 without prior approval of regulatory authorities, subject to the availability of earned surplus.  At December 31, 2011, Sirius America had $75.5 million of earned surplus.

During 2011, Sirius Group distributed a total of $169.0 million to its immediate parent in addition to the $425.0 million distribution that was made as part of the Reorganization for a total of $594.0 million

At December 31, 2011, Sirius Group and its intermediate holding companies had $75.1 million of net unrestricted cash, short-term investments and fixed maturity investments and $16.3 million of other long-term investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries.

Safety Reserve

Subject to certain limitations under Swedish law, Sirius International is permitted to transfer pre-tax amounts into an untaxed reserve referred to as a safety reserve. At December 31, 2011, Sirius International’s safety reserve amounted to SEK 9.6 billion or $1.4 billion at the December 31, 2011 exchange rate of 6.86 USD to SEK. Under GAAP, an amount equal to the safety reserve, net of a related deferred tax liability established at the Swedish tax rate of 26.3%, is classified as common shareholders’ equity. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain predetermined levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International’s safety reserve ($369.6 million at December 31, 2011) is included in solvency capital. Access to the safety reserve is restricted to coverage of insurance losses. Access for any other purpose requires the approval of Swedish regulatory authorities. Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the $1.4 billion balance of the safety reserve, without any provision for deferred taxes, in Sirius International’s capital when assessing Sirius International’s financial strength.

Other Operations:

During 2011, WM Advisors paid a $5.0 million dividend to its immediate parent.  At December 31, 2011, WM Advisors had $25.8 million of net unrestricted cash, short-term investments and fixed maturity investments.

At December 31, 2011, the Company and its intermediate holding companies had $1,554.3 million of net unrestricted cash, short-term investments and fixed maturity investments, $316.6 million of common equity securities and $33.4 million of other long-term investments included in its Other Operations segment.

NOTE 14. Segment Information

White Mountains has determined that its reportable segments are OneBeacon, Sirius Group, and Other Operations. As a result of the Esurance Sale, the results of operations for Esurance have been classified as discontinued operations and are now presented, net of related income taxes, as such in the statement of comprehensive income. Prior year amounts have been reclassified to conform to the current period’s presentation (see Note 20).

White Mountains has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the chief operating decision makers and the Board of Directors.

Historically, OneBeacon offered a range of specialty, commercial and personal products and services. However, OneBeacon has completed two transactions that have transformed it into a specialty insurance company. On December 3, 2009, OneBeacon sold the renewal rights to its non-specialty commercial lines (the “Commercial Lines Transaction”) business and on July 1, 2010, OneBeacon completed the sale of its traditional personal lines business (the “Personal Lines Transaction”). OneBeacon specialty lines coverage is comprised of a collection of niche insurance business lines including professional liability products, marine insurance, collector cars and boats, property and inland marine, tuition reimbursement, excess property and accident and health products as well as property and casualty insurance coverages tailored to industry groups such as technology, financial services, entertainment, sports and leisure industries and government entities.

Sirius Group provides insurance and reinsurance products for property, accident and health, aviation and space, trade credit, marine, agriculture and certain other exposures on a worldwide basis.

Other Operations consists of the Company, the Company’s intermediate holding companies, WM Advisors and WM Life Re as well as and various other entities not included in other segments.

Significant intercompany transactions among White Mountains’ segments have been eliminated herein.

Financial information for White Mountains’ segments follows:

Millions	OneBeacon	Sirius Group	Other Operations	Total
Year ended December 31, 2011:
Earned insurance and reinsurance premiums	$1,015.5	$912.3	$—	$1,927.8
Net investment income	71.4	89.9	23.2	184.5
Net realized and unrealized investment gains (losses)	10.6	101.9	10.3	122.8
Other revenue	(10.7)	(44.6)	(1.7)	(57.0)
Total revenues	1,086.8	1,059.5	31.8	2,178.1
Losses and LAE	580.9	626.0	—	1,206.9
Insurance and reinsurance acquisition expenses	219.0	181.0	—	400.0
Other underwriting expenses	173.3	105.8	—	279.1
General and administrative expenses	9.8	34.1	131.4	175.3
Interest expense on debt	20.5	31.6	3.1	55.2
Total expenses	1,003.5	978.5	134.5	2,116.5
Pre-tax income (loss)	$83.3	$81.0	$(102.7)	$61.6

Millions	OneBeacon	Sirius Group	Other Operations	Total
Year ended December 31, 2010:
Earned insurance and reinsurance premiums	$1,403.9	$847.9	$—	$2,251.8
Net investment income	96.6	96.5	15.8	208.9
Net realized and unrealized investment gains (losses)	74.6	(9.8)	17.8	82.6
Other revenue	9.6	35.9	(22.1)	23.4
Total revenues	1,584.7	970.5	11.5	2,566.7
Losses and LAE	858.2	531.0	—	1,389.2
Insurance and reinsurance acquisition expenses	311.6	167.5	—	479.1
Other underwriting expenses	233.1	99.8	—	332.9
General and administrative expenses	13.0	31.6	110.5	155.1
Interest expense on debt	29.6	26.6	1.1	57.3
Total expenses	1,445.5	856.5	111.6	2,413.6
Pre-tax income (loss)	$139.2	$114.0	$(100.1)	$153.1

Millions	OneBeacon	Sirius Group	Other Operations	Total
Year ended December 31, 2009:
Earned insurance and reinsurance premiums	$1,858.8	$858.8	$—	$2,717.6
Net investment income	125.5	110.3	14.3	250.1
Net realized and unrealized investment gains	248.6	112.6	.5	361.7
Other revenue	23.1	106.5	(15.7)	113.9
Total revenues	2,256.0	1,188.2	(.9)	3,443.3
Losses and LAE	1,005.3	418.8	—	1,424.1
Insurance and reinsurance acquisition expenses	376.3	170.9	—	547.2
Other underwriting expenses	308.5	98.1	—	406.6
General and administrative expenses	18.5	74.4	104.5	197.4
Interest expense on debt	39.7	26.3	4.8	70.8
Total expenses	1,748.3	788.5	109.3	2,646.1
Pre-tax income (loss)	$507.7	$399.7	$(110.2)	$797.2

Selected Balance Sheet Data Millions	OneBeacon	Sirius Group	Other Operations	Discontinued Operations	Total
December 31, 2011:
Total investments	$2,707.6	$3,640.5	$1,919.9	$—	$8,268.0
Reinsurance recoverable on paid and unpaid losses	2,184.1	353.7	—	—	2,537.8
Assets held for sale	132.6	—	—	—	132.6
Total assets	5,792.4	5,337.9	2,933.7	—	14,064.0
Loss and LAE reserves	3,358.6	2,343.7	—	—	5,702.3
Liabilities held for sale	107.6	—	—	—	107.6
Total liabilities	4,678.5	3,784.1	933.5	—	9,396.1
Noncontrolling interest	287.2	289.5	3.5	—	580.2
Total White Mountains’ common shareholders’ equity	826.7	1,264.3	1,996.7	—	4,087.7
December 31, 2010:
Total investments	$3,266.0	$4,116.2	$561.3	$—	$7,943.5
Reinsurance recoverable on paid and unpaid losses	1,937.7	469.4	—	—	2,407.1
Assets held for sale	—	—	—	1,122.8	1,122.8
Total assets	6,138.3	5,618.7	1,654.3	1,122.8	14,534.1
Loss and LAE reserves	3,295.5	2,441.3	—	—	5,736.8
Liabilities held for sale	—	—	—	751.5	751.5
Total liabilities	4,889.4	3,863.0	769.4	751.5	10,273.3
Noncontrolling interest	314.9	290.6	2.3	—	607.8
Total White Mountains’ common shareholders’ equity	934.0	1,465.1	882.6	371.3	3,653.0

NOTE 15. Investments in Unconsolidated Affiliates

White Mountains’ investments in unconsolidated affiliates represent investments in other companies in which White Mountains has a significant voting and economic interest but does not control the entity.

Millions	December 31, 2011	December 31, 2010
Symetra common shares	$261.0	$350.4
Symetra warrants	12.6	37.1
Total investment in Symetra	273.6	387.5

Pentelia Capital Management	1.7	2.2
Total investments in unconsolidated affiliates	$275.3	$389.7

Symetra

At December 31, 2011, White Mountains owned 17.4 million common shares of Symetra and warrants to acquire an additional 9.5 million common shares. In January 2010, Symetra completed an initial public offering at a price of $12.00 per share, with 25.3 million shares sold by Symetra and 9.7 million shares sold by existing shareholders. White Mountains did not sell any of its shares in the offering. As a result of the offering, White Mountains’ fully converted ownership in Symetra decreased from 24% to approximately 20% during the first quarter of 2010. The issuance of the new Symetra shares at a price below its adjusted book value per share diluted White Mountains’ investment in Symetra’s common shares, resulting in a $16.0 million decrease to White Mountains’ carrying value in Symetra.

White Mountains accounts for its investment in common shares of Symetra using the equity method. Under the equity method, the GAAP carrying value of White Mountains’ investment in Symetra common shares is normally equal to the percentage of Symetra’s GAAP book value represented by White Mountains’ common share ownership, which was 15% at December 31, 2011. Under GAAP, a decline in the fair value of an investment is considered to be other-than-temporary when the fair value of the investment is not expected to recover to its GAAP carrying value in the near term.  Declines in the fair value of an investment that are considered to be other-than-temporary are recognized as a write-down to the GAAP carrying value of the investment.  At December 31, 2011, due to the prolonged low interest rate environment in which life insurance companies currently operate, White Mountains concluded that its investment in Symetra common shares was other-than-temporarily impaired and wrote down the GAAP book value of the investment to its estimated fair value of $261.0 million, or $15 per share at December 31, 2011.  White Mountains recorded $45.9 million of after-tax equity in losses of unconsolidated affiliates and $136.6 million of after-tax equity in net unrealized losses of unconsolidated affiliates.  The GAAP fair value of an investment is the price that would be paid by a market participant to acquire it in the investment’s principal (or most advantageous) market. For investments that are publicly traded, quoted market prices generally provide the best measurement of GAAP fair value. However, a decline in the quoted market price of an investment below its GAAP carrying value is not necessarily indicative of a loss in value that is other-than-temporary, and in circumstances where the characteristics of the investment being measured are not the same as those for which quoted market prices are available, unadjusted quoted market prices do not represent GAAP fair value. White Mountains’ investment in Symetra common shares is different than the shares that are traded on the public stock exchange, principally due to the size of its position and its representation on Symetra’s Board of Directors. In circumstances like this, GAAP requires that fair value be determined giving consideration to multiple valuation techniques. Management considered three different valuation techniques to determine the GAAP fair value of White Mountains’ investment in Symetra common shares at December 31, 2011.

Valuation techniques based on actuarial appraisal

When determining the value of life insurance holding companies that are acquisition targets, market participants commonly utilize an approach that values the company as the sum of (A) adjusted statutory net worth of any regulated life insurance companies (i.e. statutory surplus plus asset valuation reserve) plus the GAAP net assets of any non-life businesses, less holding company debt and (B) the present value of future earnings related to business in force as of the valuation date plus the present value of future earnings related to business written after the valuation date. Part A of the calculation can be performed using observable inputs from the statutory and GAAP financial statements. Part B of the calculation requires a large number of actuarial calculations including assumptions such as discount rates, mortality, persistency and future investment results that, while based on historical data and are supportable, are nonetheless judgmental and largely unobservable. For Symetra, part A is approximately $15 per share as of December 31, 2011. Symetra management provided its Board of Directors (of which White Mountains has 2 representatives) with an internal actuarial appraisal that demonstrates that part B would be a meaningful positive value in most reasonable scenarios. When determining the GAAP fair value of White Mountains’ investment in Symetra common shares at December 31, 2011, management ascribed the greatest weight to part A, as it is observable and less subjective.

Valuation techniques based on multiples from recent transactions

White Mountains uses growth in adjusted book value to assess Symetra’s financial performance. Adjusted book value excludes unrealized gains and losses from Symetra’s fixed maturity investment portfolio. Life insurance industry analysts and market participants commonly use multiples of adjusted book value per share to determine relative values of companies in the life insurance industry. Applying this approach to Symetra at December 31, 2011, utilizing multiples which were observed in a recently announced transaction within the life insurance industry provides an estimated fair value range from $16 to $30 per share. However, the range of fair value estimates generated by applying the adjusted book value per share multiple and market premium observed in the recently announced transaction is wide, and there have been no other significant acquisitions of life insurance companies in 2011. Therefore, management did not ascribe significant weight to valuations determined using the adjusted book value per share multiple or market price premium observed in recent acquisition activity when determining the GAAP fair value of White Mountains’ investment in Symetra common shares at December 31, 2011.

Valuation techniques based on quoted market prices

White Mountains’ representation on Symetra’s Board of Directors gives it the ability to exercise significant influence over Symetra’s operations and policies. Generally, market participants are willing to pay a premium to obtain the ability to exert influence over the operations and policies of an investee, which is not reflected in the quoted market price of Symetra’s common shares. There is no reliable means to calculate the value of this premium for an investment in a life insurance company. The actuarial appraisals used by market participants described above implicitly consider the ability to influence an investee’s operations and policies in the actuarial assumptions underlying projected future earnings, but the value associated with the ability to exert influence is not explicitly calculated separately from other components of value. As a result, management did not ascribe significant weight to valuations based on quoted market prices when determining the GAAP fair value of White Mountains’ investment in Symetra common shares at December 31, 2011, as the premium associated with the ability to exert influence over the operations and policies of Symetra is unobservable and highly subjective.

After considering these valuation techniques, management determined that the best estimate of the GAAP fair value of White Mountains’ investment in Symetra’s common shares at December 31, 2011 was $15 per share. Given the scarcity of relevant observable inputs and the wide range of estimates developed under the approaches used, the estimated GAAP fair value of White Mountains’ investment in Symetra’s common shares involved a significant degree of judgment, is very subjective in nature and, accordingly, is considered a Level 3 fair value measurement.

White Mountains accounts for its Symetra warrants as derivatives with changes in fair value recognized through the income statement as a gain or loss recognized through other revenues.  White Mountains uses a Black Scholes valuation model to determine the fair value of the Symetra warrants. The major assumptions used in valuing the Symetra warrants at December 31, 2011 were a risk free rate of 0.31%, volatility of 36%, an expected life of 2.58 years, a strike price of $11.49 per share and a share price of $9.07 per share.

During 2011, White Mountains received cash dividends from Symetra of $4.0 million on its common share investment which is accounted for as a reduction of White Mountains’ investment in Symetra in accordance with equity accounting. During 2011, White Mountains also received cash dividends from Symetra of $2.2 million on its investment in Symetra warrants that was recorded as net investment income.

The following table summarizes amounts recorded by White Mountains relating to its investment in Symetra:

Millions	Common shares	Warrants	Total
Carrying value of investment in Symetra as of January 1, 2009	$54.0	$27.3	$81.3
Equity in earnings of Symetra(1)(8)	23.9	—	23.9
Net unrealized losses from Symetra’s fixed maturity portfolio(5)	191.3	—	191.3
Increase in value of warrants	—	11.2	11.2
Carrying value of investment in Symetra as of December 31, 2009(2)	269.2	38.5	307.7
Equity in earnings of Symetra(1)(3)(8)	11.1	—	11.1
Net unrealized gains from Symetra’s fixed maturity portfolio(6)(7)	72.7	—	72.7
Dividends received	(2.6)	—	(2.6)
Decrease in value of warrants	—	(1.4)	(1.4)
Carrying value of investment in Symetra as of December 31, 2010(2)	350.4	37.1	387.5
Equity in earnings of Symetra(1)(8)	28.2	—	28.2
Impairment of equity in earnings of Symetra(4)	(50.0)	—	(50.0)
Net unrealized gains from Symetra’s fixed maturity portfolio(7)	85.0	—	85.0
Impairment of net unrealized gains from Symetra’s fixed maturity portfolio (5)	(148.6)	—	(148.6)
Dividends received	(4.0)	—	(4.0)
Decrease in value of warrants	—	(24.5)	(24.5)
Carrying value of investment in Symetra as of December 31, 2011(2)	$261.0	$12.6	$273.6

(1)         Equity in earnings for the years end December 31, 2011, 2010, and 2009 excludes tax expense of $2.3, $1.4, and $0.

(2)         Includes White Mountains’ equity in net unrealized gains (losses) from Symetra’s fixed maturity portfolio of $0, $63.7, and $(9.0) as of December 31, 2011, 2010, and 2009, which excludes tax expense of $0, $5.2 and $0.

(3)         Includes a $17.9 loss from the dilutive effect of Symetra’s public offering

(4)         Impairment of equity in earnings of Symetra excludes tax benefit of $4.1

(5)         Impairment of net unrealized gains from Symetra’s fixed maturity portfolio excludes tax benefit of $12.0

(6)         Includes a $1.9 gain from the dilutive effect of Symetra’s public offering.

(7)         Net unrealized gains (losses) from Symetra’s fixed maturity portfolio excludes tax (expense) benefit of $(6.9), $0.8, and $0 for the years ended December 31, 2011, 2010, and 2009.

(8)         Equity in earnings for the years end December 31, 2011, 2010, and 2009 includes $1.0, $0.8, and $0 loss from the dilutive effect of Symetra’s yearly dividend and the issuance of restricted shares by Symetra

The following table summarizes financial information for Symetra as of December 31, 2011 and 2010:

	December 31,
Millions	2011	2010
Symetra balance sheet data:
Total investments	$26,171.7	$23,500.2
Separate account assets	795.8	881.7
Total assets	28,212.7	25,636.9
Policyholder liabilities	23,140.6	21,591.5
Long-term debt	449.2	449.0
Separate account liabilities	795.8	881.7
Total liabilities	25,078.7	23,256.3
Common shareholders’ equity	3,134.0	2,380.6

The following table summarizes financial information for Symetra for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
Millions	2011	2010	2009
Symetra income statement data:
Net premiums earned	$540.5	$473.0	$470.1
Net investment income	1,270.9	1,199.4	1,113.6
Total revenues	1,999.0	1,878.5	1,714.3
Policy benefits	1,307.3	1,234.6	1,197.3
Total expenses	1,720.0	1,589.4	1,533.2
Net income	199.6	200.9	128.3
Comprehensive net income	780.6	683.1	1,018.6

Pentelia

White Mountains obtained an equity interest of 33% in Pentelia Capital Management (“PCM”) for $1.6 million in April 2007. This investment is accounted for under the equity method. For the year ended December 31, 2011, 2010, and 2009, White Mountains recorded $(0.2) million, $0.5 million, and $0.1 million of equity in earnings in PCM.  As of December 31, 2011 and 2010, White Mountains investment in PCM was $1.7 million and $2.2 million.

Delos

In August 2006, Sirius Group sold a wholly-owned subsidiary to an investor group led by Lightyear Capital for $138.8 million in cash and recognized a pre-tax gain of $14.0 million in other revenue. As part of this transaction, White Mountains acquired an equity interest of approximately 18% for $32.0 million in the acquiring entity, Delos, and accounted for its investment in Delos under the equity method. In December 2010, White Mountains sold its investment in Delos for $21.7 million and recognized a pre-tax loss of $10.9 million in other revenue.

NOTE 16. Variable Interest Entities

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

Subsequent to the Personal Lines Transaction, Houston General Insurance is OneBeacon’s only reciprocal. At December 31, 2011 and December 31, 2010, consolidated amounts related to Houston General Insurance included total assets of $105.9 million and $118.0 million, respectively, and total liabilities of $126.2 million and $136.2 million, respectively. At December 31, 2011, the net amount of capital at risk is equal to the surplus note of $23.7 million less the accumulated losses of $20.3 million which includes accrued interest on the surplus note of $17.0 million which eliminates in consolidation.

Prospector Offshore Fund

White Mountains has determined that the Prospector Offshore Fund, Ltd. (“the Prospector Fund”) is a VIE for which White Mountains is the primary beneficiary and is required to consolidate the Prospector Fund. At December 31, 2011 and 2010, White Mountains consolidated total assets of $135.8 million and $145.3 million and total liabilities of $31.6 million and $39.1 million of the Prospector Fund. In addition, at December 31, 2011 and 2010, White Mountains recorded noncontrolling interest of $38.9 million and $40.6 million in the Prospector Fund. For the years ended December 31, 2011, 2010 and 2009 White Mountains recorded $0.2 million, $(3.2) million and $(5.0) million of noncontrolling interest income (expense) related to the Fund. At December 31, 2011, the net amount of capital at risk is equal to White Mountains’ investment in the Fund of $65.3 million, which represents White Mountains’ ownership interest of 62.65% in the Prospector Fund.

Tuckerman Fund I

On December 31, 2011, Tuckerman Capital, LP fund (the “Tuckerman Fund I”) was dissolved and all of the net assets of the fund were distributed to the owners of the fund, of which White Mountains owned approximately 94%.  In conjunction with the dissolution, White Mountains received common shares of the two small manufacturing companies that were owned by Tuckerman Fund I. At December 31, 2011, White Mountains consolidated assets of $17.6 million, liabilities of $9.9 million, noncontrolling interests of $3.5 million and $2.2 million of noncontrolling interest expense related to the companies distributed by Tuckerman Fund I.

Prior to the dissolution, White Mountains had determined that Tuckerman Fund I was a VIE for which White Mountains was the primary beneficiary and was required to consolidate Tuckerman Fund I. At December 31, 2010, White Mountains consolidated total assets of $19.4 million and total liabilities of $12.3 million of Tuckerman Fund I.  In addition, at December 31, 2010, White Mountains recorded noncontrolling interest of $2.4 million in Tuckerman Fund I.  For the years ended December 31, 2010 and 2009 White Mountains recorded $1.0 million and $0.7 million of noncontrolling interest expense related to Tuckerman Fund I.

NOTE 17. Fair Value of Financial Instruments

White Mountains carries its financial instruments on its balance sheet at fair value with the exception of its fixed-rate, long-term indebtedness and the SIG Preference Shares, which are recorded as noncontrolling interest. For certain financial instruments where quoted market prices are not available, the fair values of these financial instruments were estimated using quoted market prices. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. The following summarizes the carrying value and fair value of financial instruments that are not accounted for at fair value.

	December 31, 2011		December 31, 2010
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
OBH Senior Notes	$277.4	$269.8	$435.1	$419.6
SIG Senior Notes	418.6	399.3	390.9	399.2
SIG Preference Shares	217.5	250.0	212.5	250.0

NOTE 18. Transactions with Related Persons

Prospector

Mr. John Gillespie is the founder and Managing Member of Prospector.  Prospector serves as a discretionary adviser with respect to specified assets, primarily equity securities, managed by WM Advisors on behalf of White Mountains and other clients of WM Advisors.

Pursuant to an investment management agreement with WM Advisors (the “WMA Agreement”), Prospector charges WM Advisors fees based on the following schedule: 100 basis points on the first $200 million of assets under management; 50 basis points on the next $200 million; and 25 basis points on amounts over $400 million.  At December 31, 2011, Prospector managed a total of $408.2 million of assets for White Mountains (excluding OneBeacon and Symetra) under this arrangement.  Prospector has a separate investment management agreement with Symetra that began on July 1, 2010.  Until that date, Symetra was a party to the WMA Agreement and subject to the above fee schedule.

Prospector has separate investment management agreements with OneBeacon (the “OneBeacon Agreements”) pursuant to which Prospector supervises and directs specified assets, primarily equity securities, including assets in OneBeacon’s defined benefit and defined contribution plans (the “ERISA Assets”).  All assets managed under the OneBeacon Agreements are subject to a single fee schedule that is substantially similar to the terms of the WMA Agreement fee schedule.  At December 31, 2011, Prospector managed $558.2 million of assets for OneBeacon under this arrangement, including $216.6 million of ERISA Assets.

During 2011, 2010, and 2009, Prospector earned $6.0 million, $6.6 million, and $6.5 million in total fees pursuant to the WMA Agreement and the OneBeacon Agreements.

Prospector also advises White Mountains on matters including capital management, asset allocation, private equity investments and mergers and acquisitions. Pursuant to a Consulting Agreement for those services, Prospector was granted 7,750 performance shares for the 2012-2014 cycle, 8,500 performance shares for the 2011-2013 performance cycle and 9,200 performance shares for the 2010-2012 performance cycle.  In accordance with the terms of the WTM Incentive Plan, performance against target governing the performance shares will be confirmed by the Compensation Committee of the Board following the end of each performance cycle and the number of performance shares actually awarded at that time will range from 0% to 200% of the target number granted.  Based on the Company’s performance, Prospector received 151% of the 10,800 performance shares granted for the 2009-2011 performance cycle for a total payout of $7.7 million.  Unless and until the Consulting Agreement has been terminated, and subject to the approval of the Compensation Committee, at the beginning of each performance cycle Prospector is to be granted performance shares with a value of approximately $4.5 million.  The Compensation Committee establishes the performance target for such performance shares.

Pursuant to a revenue sharing agreement, Prospector has agreed to pay White Mountains 6% of the revenues in excess of $500,000 of certain of Prospector’s funds in return for White Mountains having made a founding investment in 1997.  During 2011, 2010, and 2009, White Mountains earned $0.2 million, $0.7 million, and $0.2 million under this arrangement.

At December 31, 2011, White Mountains had $109.1 million invested in limited partnership investment interests managed by Prospector (the “Funds”).  This total includes $42.9 million of OneBeacon assets.  Under the limited partnership agreements, Prospector serves as general partner and general manager of the Funds and is paid management and incentive performance fees by White Mountains and OneBeacon.  For the year ended December 31, 2011, White Mountains and OneBeacon incurred $1.1 million in management fees and $0 in incentive fees.  In addition, Messrs. Barrette, Davis, Gillespie and Waters, each a director of the Company, and Mr. Campbell, an executive officer of the Company, owned limited partnership investment interests managed by Prospector as of such date.

Other Relationships and Transactions

WMA provides investment advisory and management services to Symetra.  At December 31, 2011 and 2010, WMA had $26.3 billion and $23.6 billion of assets under management from Symetra.  During 2011, 2010 and 2009, WMA earned $15.2 million, $13.8 million and $13.7 million in fees from Symetra.

On January 7, 2011, the Company agreed to repurchase 140,000 WTM common shares from mutual funds managed by Franklin Mutual Advisers, a beneficial owner of the Company.  The price per share was $342.50, which was $2.50 less than the market price at the time the agreement was reached.

Mr. Clark, a director of the Company, was the Vice Chairman of Barclays Capital from 2008 until his retirement in 2011. Barclays has, from time to time, provided various services to White Mountains including investment banking services, brokerage services, underwriting of debt and equity securities and financial consulting services.

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

NOTE 19. Commitments and Contingencies

White Mountains leases certain office space under non-cancellable operating leases that expired on various dates through 2011. Rental expense for all of White Mountains’ locations was $22.8 million, $28.1 million and $35.2 million for the years ended December 31, 2011, 2010 and 2009. White Mountains also has various other lease obligations that are immaterial in the aggregate.  White Mountains’ future annual minimum rental payments required under non-cancellable leases, which are primarily for office space, are $17.5 million, $13.8 million, $10.3 million and $25.4 million for 2012, 2013, 2014 and 2015 and thereafter, respectively.

White Mountains also has future binding commitments to fund certain other-long term investments, these commitments which total $91.7 million do not have fixed funding dates.

Capital Lease

OBIC sold the majority of its fixed assets and capitalized software to OneBeacon Services LLC (“OB Services”) at a cost equal to book value with no gain or loss recorded on the sale. Subsequent to purchasing the fixed assets and capitalized software from OBIC, OB Services entered into lease financing arrangements with US Bancorp and Fifth Third whereby OB Services sold its furniture and equipment and its capitalized software, respectively, to US Bancorp and Fifth Third. The assets were sold at a cost equal to net book value. OB Services then leased the fixed assets back from US Bancorp for a lease term of five years and leased the capitalized software back from Fifth Third for a lease term of four years. OB Services received cash proceeds of $23.1 million as a result of entering into the sale-leaseback transactions. At the end of the lease terms, OB Services will be obligated to purchase the leased assets for a nominal fee, after which all rights, title and interest would transfer to OB Services. In accordance with ASC 840, OBIC recorded the sale of the assets with no gain or loss recognized while OB Services has recorded a capital lease obligation of $23.1 million included within other liabilities and a capital lease asset of $22.9 million included within other assets as of December 31, 2011. The underlying assets will continue to be depreciated over their respective useful lives. OB Services’ future annual minimum rental payments are $5.3 million for each of the years ended December 31, 2012, 2013, 2014 and 2015 and $1.9 million for the year ended December 31, 2016.

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

Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. White Mountains accrues any significant insolvencies when the loss is probable and the assessment amount can be reasonably estimated. The actual amount of such assessments will depend upon the final outcome of rehabilitation proceedings and will be paid over several years. At December 31, 2011, the reserve for such assessments totaled $16.0 million.

Esurance

On October 7, 2011, the Company completed the sale of its Esurance and Answer Financial subsidiaries (the “Transferred Subsidiaries”) to Allstate pursuant a Stock Purchase Agreement dated as of May 17, 2011 (filed as an exhibit to the Company’s current report on Form 8-K on May 18, 2011, the “Agreement”).  The Company has certain contingent liabilities under the Agreement as follows:  (i) the final purchase price payable by Allstate under the Agreement, which is based upon the book value of the Transferred Subsidiaries at the closing date, is subject to a true-up process that has not yet been concluded, (ii) subject to specified thresholds and limits, the Company generally indemnifies Allstate for breaches of its representations and warranties in the Agreement for a period of eighteen months (although longer for specified representations and warranties) from the closing, (iii) the Company indemnifies Allstate for breaches of certain covenants in the Agreement, including certain agreements by the Company not to engage in certain competing business activities for two years after the closing and not to solicit certain employees of the Transferred Subsidiaries for three years after the closing, and (iv) subject to specified thresholds and limits, the Company indemnifies Allstate for specified matters related to the pre-closing period, including (a) specified litigation matters, (b) losses of the Transferred Subsidiaries arising from extra-contractual claims and claims in excess of policy limits (“ECO/EPL losses”), (c) certain corporate reorganizations effected to remove entities from the Transferred Subsidiaries that were not being sold in the transaction, and (d) certain tax matters, including certain net operating losses being less than stated levels.  In addition, the Company retains 90% of positive or negative development in the loss reserves of the Transferred Subsidiaries as of the closing date (net of ECO/EPL losses), to be computed annually on the first three anniversaries of the closing date.

Legal Contingencies

White Mountains, and the insurance and reinsurance industry in general, are routinely subject to claims related litigation and arbitration in the normal course of business, as well as litigation and arbitration that do not arise from, or are directly related to, claims activity. White Mountains’ estimates of the costs of settling matters routinely encountered in claims activity are reflected in the reserves for unpaid loss and LAE.  See Note 3.

White Mountains is not a party to any material non-claims litigation or arbitration. White Mountains considers the requirements of ASC 450 when evaluating its exposure to non-claims related litigation and arbitration.  ASC 450 requires that accruals be established for litigation and arbitration if it is probable that a loss has been incurred and it can be reasonably estimated.  ASC 450 also requires that litigation and arbitration be disclosed if it is probable that a loss has been incurred or it there is a reasonable possibility that a loss may have been incurred.

Although the ultimate outcome of claims and non-claims related litigation and arbitration, and the amount or range of potential loss at any particular time, is often inherently uncertain, management does not believe that the ultimate outcome of such claims and non-claims related litigation and arbitration will have a material adverse effect on White Mountains’ financial condition, results of operations or cash flows.

Tribune Company

In June 2011, Deutsche Bank Trust Company Americas, Law Debenture Company of New York and Wilmington Trust Company (collectively referred to as the “Plaintiff”), in their capacity as trustees for certain senior notes issued by the Tribune Company (the “Tribune”), filed lawsuits in various jurisdictions against numerous defendants including certain of White Mountains’ subsidiaries in their capacity as former shareholders of the Tribune seeking recovery of the proceeds from the sale of common stock of the Tribune in connection with the Tribune’s leveraged buyout in 2007 (the “LBO”). The Plaintiff seeks recovery of the proceeds received by the former Tribune shareholders on the basis that the Tribune purchased or repurchased its common shares without receiving fair consideration at a time when it was, or as a result of the purchases of shares, was rendered, insolvent.  Certain subsidiaries of White Mountains, received a total of approximately $39 million for the Tribune common stock it tendered in connection with the leveraged buyout. The various cases are now pending before a Multi District Litigation panel (“MDL”) in the federal district court in New York.

In December 2011, the MDL granted a motion to consolidate all of the lawsuits brought by Plaintiffs for pretrial matters and transfer all such proceedings to the United States District Court for the Southern District of New York. The consolidated cases are currently stayed pending further order of the Bankruptcy Court.

In addition OneBeacon, OBIC-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company, on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer. The adversary proceeding is currently pending in Bankruptcy Court.  That case is also stayed pending further order of the Bankruptcy Court.  In the event that White Mountains does not obtain a favorable outcome, management does not believe that the outcome of such litigation will have a material adverse effect on White Mountains’ financial condition, results of operations or cash flows.

NOTE 20. Discontinued Operations

Esurance

On October 7, 2011, White Mountains completed the sale of Esurance Insurance and AFI to Allstate (see Note 2).  As a result of the transaction, Esurance Insurance, AFI and the business Esurance Insurance cedes to Sirius Group (collectively, “the Esurance Disposal Group”) are reported as discontinued operations.  White Mountains recognized a gain of $677.5 million on the Esurance Sale which is recorded net of tax in discontinued operations.  Effective as of December 31, 2011, the results of operations for the Esurance Disposal Group have been classified as discontinued operations and are presented, net of related income taxes, in the statement of comprehensive income. The assets and liabilities of the Esurance Disposal Group have been presented in the balance sheet as held for sale.  Prior year amounts have been reclassified to conform to the current period’s presentation.

AutoOne

On August 30, 2011, OneBeacon entered into an agreement to sell the AutoOne business to Interboro. AutoOne operates as a division within OneBeacon, offering products and services to automobile assigned risk markets. The transaction includes the sale of two insurance entities, AOIC and AOSIC, through which substantially all of the AutoOne business is written on a direct basis. During the year ended December 31, 2011, OneBeacon recorded a net charge of $29.6 million pre-tax, $19.2 million after tax, reflecting the estimated loss on sale of the AutoOne business, which includes the $25.0 million of net assets held for sale as well as estimates for transaction costs. As of December 31, 2011, the results of operations for the AutoOne business have been classified as discontinued operations and are presented, net of related income taxes, in the statement of comprehensive income. Prior year results of operations have been reclassified to conform to the current period’s presentation.

The AutoOne disposal group excludes investing and financing activities from amounts classified as discontinued operations. OneBeacon’s investing and financing operations are conducted on an overall consolidated level and accordingly, there were no separately identifiable cash investing or financing cash flows associated with AutoOne.  The assets and liabilities associated with the AutoOne business as of December 31, 2011 have been presented in the balance sheet as held for sale assuming the investing and financing steps required to affect the sale were completed as of the current balance sheet date. The prior year balance sheet has not been reclassified to conform to the current period’s presentation because the assets and liabilities associated with AutoOne in the prior year would not provide a meaningful comparison to the assets and liabilities presented as held for sale at December 31, 2011.

The following summarizes the assets and liabilities associated with the businesses classified as held for sale:

Millions	December 31, 2011	December 31, 2010
Assets held for sale
Fixed maturity investments, at fair value	$111.8	$593.8
Short-term investments, at amortized cost (which approximates fair value)	—	131.0
Common equity securities, at fair value	—	43.0
Convertible fixed maturity investments, at fair value	—	17.2
Other long-term investments	—	4.0
Total investments	111.8	789.0
Cash	5.5	39.8
Reinsurance recoverable on paid and unpaid losses	—	34.4
Insurance premiums receivable	8.8	102.9
Deferred acquisition costs	2.2	34.7
Deferred tax asset	1.9	67.8
Other assets	2.4	54.2
Total assets held for sale	$132.6	$1,122.8
Liabilities held for sale
Loss and loss adjustment expense reserves	$64.7	$450.4
Unearned insurance premiums	34.1	201.6
Accrued incentive compensation	—	19.1
Other liabilities	8.8	80.4
Total liabilities held for sale	107.6	751.5
Net assets held for sale	$25.0	$371.3

The following summarizes the results of operations, including related income taxes associated with the businesses classified as discontinued operations:

	Year Ended December 31,
Millions, except per share amounts	2011	2010	2009
Revenues
Earned insurance premiums	$727.9	$910.6	$882.8
Net investment income	12.0	19.6	22.3
Net realized and unrealized investment gains	.7	13.3	22.9
Other revenue	53.5	60.9	55.2
Total revenues	794.1	1,004.4	983.2
Expenses
Loss and loss adjustment expenses	542.3	678.8	695.0
Insurance and reinsurance acquisition expenses	159.2	191.7	170.1
Other underwriting expenses	80.4	87.9	98.7
General and administrative expenses	38.3	48.6	52.6
Total expenses	820.2	1,007.0	1,016.4
Pre-tax loss	(26.1)	(2.6)	(33.2)
Income tax benefit (expense)	13.1	(4.0)	5.4
Loss from discontinued operations	(13.0)	(6.6)	(27.8)
Gain on sale of Esurance and AFI, net of tax	677.5	—	—
Loss on sale of AutoOne, net of tax	(19.2)	—	—
Net income (loss) from discontinued operations	$645.3	$(6.6)	$(27.8)

Earnings (Loss) Per Share

Basic earnings (loss) per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities.  Diluted earnings (loss) per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.  The following table outlines the computation of earnings (loss) per share for discontinued operations for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Basic and diluted earnings (loss) per share numerators (in millions):
Net income (loss) attributable to White Mountains’ common shareholders	$645.3	$(6.6)	$(27.8)
Allocation of income for participating unvested restricted common shares	(5.7)	.1	.3
Net income (loss) attributable to White Mountains’ common shareholders, net of restricted common share amounts(3)	$639.6	$(6.5)	$(27.5)
Basic earnings (loss) per share denominators (in thousands):
Total average common shares outstanding during the period	7,881.0	8,548.4	8,849.4
Average unvested restricted common shares (1)	(69.4)	(97.3)	(85.3)
Basic earnings (loss) per share denominator	7,811.6	8,451.1	8,764.1
Diluted earnings (loss) per share denominator (in thousands):
Total average common shares outstanding during the period	7,881.0	8,548.4	8,849.4
Average unvested restricted common shares (1)	(69.4)	(97.3)	(85.3)
Average outstanding dilutive options to acquire common shares (2)	—	.5	1.5
Diluted earnings (loss) per share denominator	7,811.6	8,451.6	8,765.6
Basic and diluted earnings (loss) per share (in dollars):	$81.88	$(.77)	$(3.14)

(1) Restricted common shares outstanding vest either in equal annual installments or upon a stated date (see Note 11).

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

(3) Net income (loss) attributable to White Mountains’ common shareholders, net of restricted share amounts, is equal to undistributed earnings (loss) for the years ended December 31, 2011, 2010, and 2009.

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

We assessed the effectiveness of White Mountains’ internal control over financial reporting as of December 31, 2011. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, we have concluded that White Mountains maintained effective internal control over financial reporting as of December 31, 2011.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of White Mountains’ internal control over financial reporting as of December 31, 2011 as stated in their report which appears on page F-72.

February 28, 2012

/s/ RAYMOND BARRETTE	/s/ DAVID T. FOY
Chairman and CEO	Executive Vice President and CFO
(Principal Executive Officer)	(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of White Mountains Insurance Group, Ltd:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of White Mountains Insurance Group, Ltd. and its subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers
New York, New York
February 28, 2012

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

Selected quarterly financial data for 2011 and 2010 is shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for the interim periods. As a result of the Esurance Sale and AutoOne Sale, the results of operations for Esurance and AutoOne have been classified as discontinued operations and are now presented, net of related income taxes, as such in the statement of comprehensive income. Prior year amounts have been reclassified to conform to the current period’s presentation (see Note 20).

	2011 Three Months Ended				2010 Three Months Ended
Millions, except per share amounts	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Revenues	$593.6	$501.3	$553.6	$529.6	$552.8	$551.0	$670.8	$792.1
Expenses	535.6	500.1	517.5	563.3	457.2	475.8	664.9	815.7
Pre-tax income (loss)	58.0	1.2	36.1	(33.7)	95.6	75.2	5.9	(23.6)
Tax benefit (expense)	124.6	.6	(10.0)	7.7	(6.6)	(11.7)	1.4	—
Income (loss) from continuing operations	182.6	1.8	26.1	(26.0)	89.0	63.5	7.3	(23.6)
Income (loss) from discontinued operations, net of tax	674.2	(30.1)	(1.5)	2.5	(7.8)	3.6	.6	(3.0)
Noncontrolling interest in consolidated subsidiaries	(20.3)	11.0	(20.8)	(11.4)	(16.6)	(24.3)	(10.7)	(1.4)
Equity in (loss) earnings of unconsolidated affiliates	(36.3)	1.5	7.9	6.7	8.3	7.9	5.3	(11.6)
Income (loss) attributable to White Mountains’ common shareholders	$800.2	$(15.8)	$11.7	$(28.2)	$72.9	$50.7	$2.5	$(39.6)
Income (loss) attributable to White Mountains’ common shareholders:
Basic
Continuing operations	$16.54	$1.81	$1.66	$(3.82)	$9.77	$5.58	$.21	$(4.14)
Discontinued operations	88.50	(3.81)	(.18)	.31	(.94)	.43	.07	(.34)
Total consolidated operations	105.04	(2.00)	1.48	(3.51)	8.83	6.01	.28	(4.48)
Diluted
Continuing operations	$16.54	$1.81	$1.66	$(3.82)	$9.77	$5.58	$.21	$(4.14)
Discontinued operations	88.50	(3.81)	(.18)	.31	(.94)	.43	.07	(.34)
Total consolidated operations	105.04	(2.00)	1.48	(3.51)	8.83	6.01	.28	(4.48)
Adjusted book value per share	$542.11	$436.18	$447.69	$446.70	$440.59	$428.79	$405.94	$410.59

SCHEDULE I

WHITE MOUNTAINS INSURANCE GROUP, LTD.

SUMMARY OF INVESTMENTS—OTHER THAN

INVESTMENTS IN RELATED PARTIES

At December 31, 2011

Millions	Cost	Carrying Value(1)	Fair Value
Fixed maturities:
Bonds:
U.S. Government and government agencies and authorities	$299.4	$305.0	$305.0
Debt securities issued by industrial corporations	2,072.1	2,135.1	2,135.1
Mortgage-backed and asset-backed securities	3,190.5	3,222.9	3,222.9
States, municipalities and political subdivisions	2.7	2.7	2.7
Foreign governments	581.2	589.2	589.2
Redeemable preferred stocks	82.3	78.8	78.8
Total fixed maturities(1)	6,228.2	6,333.7	6,333.7
Short-term investments	846.0	846.0	846.0
Common equity securities:
Banks, trust and insurance companies	205.3	219.2	219.2
Public utilities	39.4	42.0	42.0
Industrial, miscellaneous and other	447.0	493.8	493.8
Total common equity securities	691.7	755.0	755.0
Convertible fixed maturities	139.2	143.8	143.8
Other long-term investments	274.4	301.3	301.3
Total investments(1)	$8,179.5	$8,379.8	$8,379.8

(1) Carrying value and fair value includes $111.8 that is classified as assets held for sale relating to AutoOne discontinued operations.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED BALANCE SHEETS

	December 31,
Millions	2011	2010
Assets:
Cash	$.7	$.3
Fixed maturity investments, at fair value	1,334.5	5.8
Common equity securities, at fair value	1.9	1.8
Short-term investments, at amortized cost	72.3	54.9
Other assets	5.1	4.5
Investments in consolidated and unconsolidated affiliates (1)	2,687.3	3,821.2
Total assets	$4,101.8	$3,888.5
Liabilities:
Payable to subsidiary	$(2.8)	$221.7
Accounts payable and other liabilities	16.9	13.8
Total liabilities	14.1	235.5
White Mountains’ common shareholders’ equity	4,087.7	3,653.0
Total liabilities and equity (1)	$4,101.8	$3,888.5

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
Millions	2011	2010	2009
Revenues (including realized gains and losses)	$6.4	$1.1	$—
Expenses	51.7	42.2	38.3
Pre-tax loss	(45.3)	(41.1)	(38.3)
Income tax benefit (expense)	6.5	(.6)	(3.6)
Net loss	(38.8)	(41.7)	(41.9)
Equity in earnings (losses) from consolidated and unconsolidated affiliates (1)	806.7	128.2	511.9
Net income (loss) attributable to White Mountains’ common shareholders	767.9	86.5	470.0
Other comprehensive (loss) income items, after-tax	(81.7)	127.9	280.8
Comprehensive income attributable to White Mountains’ common shareholders	$686.2	$214.4	$750.8
Computation of net income (loss) available to common shareholders:
Net income available to common shareholders	$767.9	$86.5	$470.0

(1)   In 2011, the Company revised the presentation of investments in consolidated and unconsolidated affiliates, total liabilities and equity and equity in earnings (losses) from consolidated and unconsolidated affiliates to be net of noncontrolling interests for all periods presented.

SCHEDULE II

(continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions	2011	2010	2009
Net income attributable to White Mountains’ common shareholders (2)	$767.9	$86.5	$470.0
Charges (credits) to reconcile net income to net cash from operations:
Net realized and unrealized losses (gains) on sales of investments	(3.1)	.1	1.7
Undistributed current (earnings) losses from subsidiaries (2)	(806.7)	(128.2)	(511.9)
Dividends received from subsidiaries	—	—	8.4
Net federal income tax (payments) receipts	—	—	—
Net change in other assets and other liabilities	13.7	27.9	18.6
Net cash used for operations	(28.2)	(13.7)	(13.2)
Cash flows from investing activities:
Net decrease in short-term investments	267.3	166.5	20.8
Purchases of investment securities	(237.3)	(5.8)	(28.4)
Sales and maturities of investment securities	59.0	—	—
Issuance of debt (to) from subsidiaries	—	86.8	—
Repayment of debt (to) from subsidiaries	192.5	—	200.0
Contributions to subsidiaries	—	—	—
Distributions from subsidiaries	7.2	—	29.0
Net change in unsettled investment purchases and sales	—	—	—
Net cash provided from investing activities	288.7	247.5	221.4
Cash flows from financing activities:
Issuance of debt	—	—	—
Repayment of debt	—	—	(200.0)
Proceeds from issuances of common shares	.9	.7	.9
Repurchases and retirement of common shares	(253.0)	(225.6)	(.4)
Dividends paid on common shares	(8.0)	(8.8)	(8.9)
Net cash used for financing activities	(260.1)	(233.7)	(208.4)
Net increase (decrease) in cash during the year	.4	.1	(.2)
Cash balance at beginning of year	.3	.2	.4
Cash balance at end of year	$.7	$.3	$.2

(2)   In 2011, the Company revised the presentation of net income attributable to White Mountains’ common shareholders and undistributed current (earnings) losses from subsidiaries to be net of noncontrolling interests for all periods presented.

SCHEDULE III

WHITE MOUNTAINS INSURANCE GROUP, LTD.

SUPPLEMENTARY INSURANCE INFORMATION

(Millions)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premiums earned	Net investment income(1)	Benefits, claims, losses, and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Years ended:
December 31, 2011:
OneBeacon	$123.5	$3,358.6	$528.0	$—	$1,015.5	$66.8	$580.9	$219.0	$173.3	$1,062.9
Sirius Group	63.5	2,343.7	319.0	—	912.3	89.9	626.0	181.0	105.8	915.7
Other operations	—	—	—	—	—	8.0	—	—	—	—
December 31, 2010:
OneBeacon	$114.5	$3,295.5	$627.5	$—	$1,487.7	$96.3	$930.2	$320.7	$246.5	$1,236.3
Sirius Group	61.6	2,441.3	311.2	—	847.9	90.5	531.0	167.5	99.8	865.8
Other operations	—	—	—	—	—	1.3	—	—	—	—
December 31, 2009:
OneBeacon	$215.0	$3,934.8	$1,018.3	$—	$1,959.5	$127.4	$1,121.9	$398.3	$330.0	$1,906.7
Sirius Group	57.2	2,444.4	287.5	—	858.8	107.7	418.8	170.9	98.1	806.8
Other operations	—	—	—	—	—	(.1)	—	—	—	—

(1)         The amounts shown exclude net investment income (expense) relating to non-insurance operations in the other operations segment of $19.8, $14.8 and $12.5 for the twelve months ended December 31, 2011, 2010 and 2009, respectively.

SCHEDULE IV

WHITE MOUNTAINS INSURANCE GROUP, LTD.

REINSURANCE

(Millions)

Column A	Column B	Column C	Column D	Column E	Column F
Premiums earned	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Years ended:
December 31, 2011:
OneBeacon	$1,138.5	$(166.1)	$43.1	$1,015.5	4.2%
Sirius Group	128.5	(205.9)	989.8	912.4	108.5%
Other operations	—	—	—	—	—%
December 31, 2010:
OneBeacon	$1,732.5	$(309.0)	$64.2	$1,487.7	4.3%
Sirius Group	117.9	(199.7)	929.7	847.9	109.6%
Other operations	—	—	—	—	—%
December 31, 2009:
OneBeacon	$2,122.4	$(229.7)	$66.8	$1,959.5	3.4%
Sirius Group	107.2	(175.9)	927.5	858.8	108.0%
Other operations	—	—	—	—	—%

SCHEDULE V

WHITE MOUNTAINS INSURANCE GROUP, LTD.

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
	Balance at	Additions (subtractions)
Millions	beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions described(1)	Balance at end of period
Years ended:

December 31, 2011:
Reinsurance recoverable on paid losses:
Allowance for reinsurance balances	$29.4	$8.5	$—	$(3.9)	$34.0
Property and casualty insurance and reinsurance premiums receivable:
Allowance for uncollectible accounts	3.9	—	(.5)	—	3.4

December 31, 2010:
Reinsurance recoverable on paid losses:
Allowance for reinsurance balances	$30.0	$(.4)	$—	$(.2)	$29.4
Property and casualty insurance and reinsurance premiums receivable:
Allowance for uncollectible accounts	6.3	.2	(1.0)	(1.6)	3.9

December 31, 2009:
Reinsurance recoverable on paid losses:
Allowance for reinsurance balances	$29.5	$2.3	$—	$(1.8)	$30.0
Property and casualty insurance and reinsurance premiums receivable:
Allowance for uncollectible accounts	7.1	1.5	(1.8)	(.5)	6.3

(1)  Represents net reinstatements (charge-offs) of balances receivables and foreign exchange.

SCHEDULE VI

WHITE MOUNTAINS INSURANCE GROUP, LTD.

SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS

(Millions)

Column A	Column B	Column C	Column D		Column E	Column F	Column G	Column H		Column I	Column J	Column K
	Deferred	Reserves for Unpaid Claims and Claims	Discount, if any,				Net	Claims and Claims Adjustment Expenses Incurred Related to		Amortization of deferred policy	Paid Claims and Claims
Affiliation with registrant	acquisition costs	Adjustment Expenses	deducted in Column C		Unearned Premiums	Earned Premiums	investment income	(1) Current Year	(2) Prior Year	acquisition costs	Adjustment Expenses	Premiums written
OneBeacon:
2011	$123.5	$3,358.6	$271.6	(1)	$528.0	$1,015.5	$71.4	$583.8	$(2.9)	$219.0	$714.8	$1,062.9
2010	114.5	3,295.5	295.9	(1)	627.5	1,487.7	96.6	981.4	(51.2)	320.7	1,038.8	1,236.3
2009	215.0	3,934.8	317.5	(1)	1,018.3	1,959.5	125.5	1,205.3	(83.4)	398.3	1,176.1	1,906.7
Sirius Group:
2011	$63.5	$2,343.7	$12.8	(2)	$319.0	$912.3	$89.9	$672.9	$(46.9)	$181.0	$642.0	$915.7
2010	61.6	2,441.3	21.1	(2)	311.2	847.9	90.5	588.1	(57.1)	167.5	437.0	865.8
2009	57.2	2,444.4	29.5	(2)	287.5	858.8	107.7	449.1	(30.4)	170.9	772.9	806.8
Other operations:
2011	$—	$—	$—		$—	$—	$—	$—	$—	$—	$—	$—
2010	—	—	—		—	—	—	—	—	—	—	—
2009	—	—	—		—	—	—	—	—	—	—	—
50%-or-less owned property and casualty investees:(3)
Delos(4):
2011	$—	$—	$—		$—	$—	$—	$—	$—	$—	$—	$—
2010	—	—	—		—	—	—	—	—	—	—	—
2009	3.9	73.3	—		26.1	33.3	1.7	24.3	—	—	18.2	31.7

(1)         The amounts shown represent OneBeacon’s discount on its long-term workers compensation loss and LAE reserves, as such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual basis. OneBeacon discounts these reserves using a discount rate which is determined based on the facts and circumstances applicable at the time the claims are settled (4.5%, 5.0% and 5.3% at December 31, 2011, 2010 and 2009). Also the amounts shown include unamortized fair value adjustments to reserves for unpaid claims and claims adjustment expenses made in purchase accounting as a result of White Mountains’ purchase of OneBeacon for the years ended December 31, 2011, 2010 and 2009.

(2)         The amount shown represents unamortized fair value adjustments to reserves for unpaid claims and claims adjustment expenses made in purchase accounting as a result of White Mountains’ purchase of Sirius International during 2004.

(3)         The amounts shown represent White Mountains’ share of its 50% owned unconsolidated property and casualty insurance affiliates.

(4)         In August 2006, White Mountains acquired an equity interest of approximately 18% in Delos.  During the fourth quarter of 2010, White Mountains sold its entire interest in Delos.