Form 10-Q
period 2012-03-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2012-04-27
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2012

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

As of April 26, 2012, 6,638,873 common shares with a par value of $1.00 per share were outstanding (which includes 93,460 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Millions, except share amounts)	2012	2011
	Unaudited
Assets
Fixed maturity investments, at fair value	$5,411.3	$6,221.9
Short-term investments, at amortized cost (which approximates fair value)	877.5	846.0
Common equity securities, at fair value	868.7	755.0
Convertible fixed maturity investments, at fair value	152.8	143.8
Other long-term investments	306.7	301.3
Total investments	7,617.0	8,268.0
Cash (restricted: $360.1 and $453.5)	605.4	705.4
Reinsurance recoverable on unpaid losses	2,465.4	2,507.3
Reinsurance recoverable on paid losses	39.1	30.5
Insurance and reinsurance premiums receivable	737.3	489.2
Funds held by ceding companies	111.1	106.5
Investments in unconsolidated affiliates	294.9	275.3
Deferred acquisition costs	198.8	187.0
Deferred tax asset	524.7	536.9
Ceded unearned insurance and reinsurance premiums	145.5	87.3
Accrued investment income	52.0	51.4
Accounts receivable on unsettled investment sales	6.5	4.7
Other assets	580.9	681.9
Assets held for sale	—	132.6
Total assets	$13,378.6	$14,064.0
Liabilities
Loss and loss adjustment expense reserves	$5,510.8	$5,702.3
Unearned insurance and reinsurance premiums	1,074.4	846.9
Variable annuity benefit guarantee	548.5	768.5
Debt	677.2	677.5
Deferred tax liability	384.1	365.5
Accrued incentive compensation	90.0	187.9
Ceded reinsurance payable	194.0	134.6
Funds held under reinsurance treaties	45.2	42.9
Accounts payable on unsettled investment purchases	103.5	34.6
Other liabilities	441.4	527.8
Liabilities held for sale	—	107.6
Total liabilities	9,069.1	9,396.1
Equity
White Mountains’ common shareholders’ equity
White Mountains’ common shares at $1 par value per share - authorized 50,000,000 shares;
issued and outstanding 6,638,873 and 7,577,855 shares	6.6	7.6
Paid-in surplus	1,099.5	1,253.7
Retained earnings	2,553.7	2,789.7
Accumulated other comprehensive income, after-tax:
Equity in net unrealized losses from investments in unconsolidated affiliates	(1.2)	—
Net unrealized foreign currency translation gains	69.4	46.1
Pension liability and other	(9.2)	(9.4)
Total White Mountains’ common shareholders’ equity	3,718.8	4,087.7
Noncontrolling interests
Noncontrolling interest - OneBeacon Ltd.	281.9	273.1
Noncontrolling interest - SIG Preference Shares	250.0	250.0
Noncontrolling interest - other	58.8	57.1
Total noncontrolling interests	590.7	580.2
Total equity	4,309.5	4,667.9
Total liabilities and equity	$13,378.6	$14,064.0

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Unaudited

	Three Months Ended
	March 31,
(Millions, except per share amounts)	2012	2011
Revenues:
Earned insurance and reinsurance premiums	$499.0	$467.8
Net investment income	41.8	49.5
Net realized and unrealized investment gains (losses)	58.6	(9.2)
Other revenue	31.2	21.5

Total revenues	630.6	529.6
Expenses:
Loss and loss adjustment expenses	262.7	358.4
Insurance and reinsurance acquisition expenses	108.4	90.7
Other underwriting expenses	74.8	73.1
General and administrative expenses	45.5	28.0
Interest expense on debt	10.9	13.1

Total expenses	502.3	563.3

Pre-tax income (loss) from continuing operations	128.3	(33.7)

Income tax (expense) benefit	(28.0)	7.7

Net income (loss) from continuing operations	100.3	(26.0)

Net income from discontinued operations, net of tax	.1	2.5

Income (loss) before equity in earnings of unconsolidated affiliates	100.4	(23.5)

Equity in earnings of unconsolidated affiliates	10.2	6.7

Net income (loss)	110.6	(16.8)
Net income attributable to noncontrolling interests	(16.8)	(11.4)

Net income (loss) attributable to White Mountains’ common shareholders	93.8	(28.2)

Comprehensive income (loss), net of tax:
Change in equity in net unrealized losses from investments in unconsolidated affiliates	(1.2)	—
Change in foreign currency translation and other	23.5	62.0

Comprehensive income	116.1	33.8
Comprehensive income attributable to noncontrolling interests	—	—
Comprehensive income attributable to White Mountains’ common shareholders	$116.1	$33.8

Income (loss) per share attributable to White Mountains’ common shareholders Basic income (loss) per share
Continuing operations	$12.59	$(3.82)
Discontinued operations	.02	.31
Total consolidated operations	$12.61	$(3.51)

Diluted income (loss) per share
Continuing operations	$12.59	$(3.82)
Discontinued operations	.02	.31
Total consolidated operations	$12.61	$(3.51)

Dividends declared per White Mountains’ common share	$1.00	$1.00

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Unaudited

	White Mountains’ Common Shareholders’ Equity
		Common		Accum. other
	Common	shares and		comprehensive	Non-
	shareholders’	paid-in	Retained	income (loss),	controlling
(Millions)	equity	surplus	earnings	after-tax	interest

Balances at January 1, 2012	$4,087.7	$1,261.3	$2,789.7	$36.7	$580.2

Net income	93.8	—	93.8	—	16.8
Other comprehensive income, after-tax	22.3	—	—	22.3	—
Dividends declared on common shares	(6.6)	—	(6.6)	—	—
Dividends to noncontrolling interests	—	—	—	—	(5.0)
Repurchases and retirements of common shares	(485.8)	(162.6)	(323.2)	—	—
Issuances of common shares	4.6	4.6	—	—	—
Net distributions to noncontrolling interests	—	—	—	—	(1.5)
Amortization of restricted share and option awards	2.8	2.8	—	—	.2

Balances at March 31, 2012	$3,718.8	$1,106.1	$2,553.7	$59.0	$590.7

	White Mountains’ Common Shareholders’ Equity
		Common		Accum. other
	Common	shares and		comprehensive	Non-
	shareholders’	paid-in	Retained	income (loss),	controlling
(Millions)	equity	surplus	earnings	after-tax	interest

Balances at January 1, 2011	$3,653.0	$1,359.0	$2,175.6	$118.4	$607.8

Net (loss) income	(28.2)	—	(28.2)	—	11.4
Other comprehensive income, after-tax	62.0	—	—	62.0	—
Dividends declared on common shares	(8.0)	—	(8.0)	—	—
Dividends to noncontrolling interests	—	—	—	—	(4.8)
Repurchases and retirements of common shares	(86.1)	(40.9)	(45.2)	—	—
Net distributions to noncontrolling interests	—	—	—	—	(.6)
Amortization of restricted share and option awards	2.5	2.5	—	—	.1

Balances at March 31, 2011	$3,595.2	$1,320.6	$2,094.2	$180.4	$613.9

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended
	March 31,
(Millions)	2012	2011

Cash flows from operations:
Net income (loss)	$110.6	$(16.8)
Charges (credits) to reconcile net income to net cash (used for) provided from operations:
Net realized and unrealized investment gains (losses)	(58.6)	9.2
Net income from discontinued operations	(0.1)	(2.5)
Deferred income tax expense (benefit)	26.3	(32.8)
Undistributed equity in earnings from unconsolidated affiliates, after-tax	(10.2)	(6.7)
Other operating items:
Net change in loss and loss adjustment expense reserves	(226.5)	(40.5)
Net change in reinsurance recoverable on paid and unpaid losses	40.2	86.1
Net change in unearned insurance and reinsurance premiums	214.9	115.7
Net change in funds held by ceding companies	(0.6)	22.0
Net change in variable annuity benefit guarantee liabilities	(220.0)	(55.3)
Net change in deferred acquisition costs	(10.0)	(6.0)
Net change in ceded unearned premiums	(54.4)	2.0
Net change in funds held under reinsurance treaties	1.3	(4.9)
Net change in insurance and reinsurance premiums receivable	(235.6)	(165.4)
Net change in ceded reinsurance payable	54.5	(1.5)
Net change in other assets and liabilities, net	35.8	(39.9)

Net cash used for operations - continuing operations	(332.4)	(137.3)
Net cash (used for) provided from operations - discontinued operations	(2.0)	7.7

Net cash used for operations	(334.4)	(129.6)

Cash flows from investing activities:
Net change in short-term investments	(88.1)	88.4
Sales of fixed maturity and convertible fixed maturity investments	2,450.2	1,040.7
Maturities, calls and paydowns of fixed maturity and convertible fixed maturity investments	194.9	460.5
Sales of common equity securities	22.2	58.0
Distributions and redemptions of other long-term investments	11.1	54.0
Purchases of other long-term investments	(6.1)	(6.9)
Contributions to discontinued operations	—	(56.4)
Purchases of common equity securities	(98.7)	(65.5)
Purchases of fixed maturity and convertible fixed maturity investments	(1,737.1)	(1,398.4)
Net change in unsettled investment purchases and sales	67.1	64.3
Net acquisitions of property and equipment	(0.6)	(2.2)

Net cash provided from investing activities - continuing operations	814.9	236.5
Net cash used for investing activities - discontinued operations	—	(3.5)

Net cash provided from investing activities	814.9	233.0

Cash flows from financing activities:
Cash dividends paid to the Company’s common shareholders	—	(8.0)
Cash dividends paid to OneBeacon Ltd.’s noncontrolling common shareholders	(5.0)	(4.8)
Common shares repurchased	(485.8)	(86.1)
Net cash used for financing activities - continuing operations	(490.8)	(98.9)
Net cash provided from financing activities - discontinued operations	—	—

Net cash used for financing activities	(490.8)	(98.9)

Effect of exchange rate changes on cash	1.7	2.3

Net change in cash during the period	(6.6)	2.6
Net change in cash from discontinued operations	(2.0)	4.2
Cash reclassified from assets held for sale (net of cash sold of $3.5)	2.0	—
Cash balances at beginning of period (excludes restricted cash balances of $453.5 and $286.7)	251.9	148.1
Cash balances at end of period (excludes restricted cash balances of $360.1 and $297.6)	$245.3	$154.9

Supplemental cash flows information:
Interest paid	$(12.8)	$(12.8)
Net income tax payments to national governments	$(8.7)	$(10.8)

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

These interim consolidated financial statements include the accounts of White Mountains Insurance Group, Ltd. (the “Company” or the “Registrant”) and its subsidiaries (collectively, with the Company, “White Mountains”) and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Company is an exempted Bermuda limited liability company whose principal businesses are conducted through its property and casualty insurance and reinsurance subsidiaries and affiliates. The Company’s headquarters is located at 14 Wesley Street, Hamilton, Bermuda HM 11, its principal executive office is located at 80 South Main Street, Hanover, New Hampshire 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM 11.  White Mountains’ reportable segments are OneBeacon, Sirius Group (formerly White Mountains Re) and Other Operations.  As discussed further in Note 2, on October 7, 2011, White Mountains completed its sale of Esurance Holdings, Inc. and its subsidiaries (“Esurance Insurance”) and Answer Financial Inc. and its subsidiaries (“AFI”) (collectively, “Esurance”).  Esurance has been presented as discontinued operations. Prior year amounts have been reclassified to conform to the current year’s presentation.  (See Note 14 for discontinued operations).

The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of U.S. based property and casualty insurance companies (collectively “OneBeacon”), most of which operate in a multi-company pool. OneBeacon is a specialty property and casualty insurance writer that offers a wide range of insurance products through independent agencies, regional and national brokers, wholesalers and managing general agencies. As of March 31, 2012 and December 31, 2011, White Mountains owned 75.2% and 75.5% of OneBeacon Ltd.’s outstanding common shares.  As discussed further in Note 2, OneBeacon sold the AutoOne business (“AutoOne”) in February 2012.  Accordingly, effective for March 31, 2012, AutoOne is presented as discontinued operations and assets and liabilities held for sale in the financial statements (see Note 14). Prior year income statement and cash flow amounts have been reclassified to conform to the current year’s presentation.

The Sirius Group segment consists of Sirius International Insurance Group, Ltd. (formerly White Mountains Re Ltd.), an exempted Bermuda limited liability company, and its subsidiaries (collectively, “Sirius Group”). Sirius Group provides insurance and reinsurance products for property, accident and health, aviation and space, trade credit, marine, agriculture and certain other exposures on a worldwide basis through its subsidiaries, Sirius International Insurance Corporation (“Sirius International”), Sirius America Insurance Company (“Sirius America”) and Lloyds Syndicate 1945 (“Syndicate 1945”). Sirius Group also specializes in the acquisition and management of run-off insurance and reinsurance companies both in the United States and internationally through its White Mountains Solutions division.  On December 30, 2011, Sirius Group completed a transaction led by White Mountains Solutions to acquire the run-off loss reserve portfolio of Old Lyme Insurance Company Ltd. (“Old Lyme”).  Sirius Group also includes Scandinavian Reinsurance Company, Ltd. (“Scandinavian Re”) and Central National Insurance Company of Omaha (“Central National”), which are both in run-off.

White Mountains’ Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), , White Mountains’ variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd. (“WM Life Re”), which is in run-off, as well as various other entities not included in other segments. For 2011, the Other Operations segment also includes the consolidated results of the Tuckerman Capital, LP fund (“Tuckerman Fund I”). On December 31, 2011, the Tuckerman Fund I liquidated and distributed all of its assets, which consisted of shares two small manufacturing companies, Hamer, LLC (“Hamer”) and Bri-Mar Manufacturing, LLC (“Bri-Mar”), to White Mountains. Commencing on January 1, 2012, the consolidated results of Hamer and Bri-Mar are included in the Other Operations segment.

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

All significant intercompany transactions have been eliminated in consolidation. These interim financial statements include all adjustments considered necessary by management to fairly present the financial position, results of operations and cash flows of White Mountains that are of a normal recurring nature. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Refer to the Company’s 2011 Annual Report on Form 10-K for a complete discussion regarding White Mountains’ significant accounting policies.

Noncontrolling Interests

Noncontrolling interests consist of the ownership interests of noncontrolling parties in consolidated subsidiaries and are presented separately as a component of equity on the balance sheet.

The percentage of the noncontrolling equity interests in OneBeacon Ltd. at March 31, 2012 and December 31, 2011 was 24.8% and 24.5%.

On May 24, 2007, Sirius International Group, Ltd. (“SIG”), an intermediate holding company of Sirius Group, issued 250.0 million non-cumulative perpetual preference shares with a $1,000 per share liquidation preference (the “SIG Preference Shares”). Proceeds of $245.7 million, net of $4.3 million of issuance costs and commissions, were received from the issuance.  The SIG Preference Shares are included in noncontrolling interests on the balance sheet.

At March 31, 2012 and December 31, 2011, the noncontrolling equity interest in limited partnerships that are consolidated with White Mountains (the Prospector Offshore Fund, the Prospector Turtle Fund and Tuckerman Fund I prior to December 31, 2011) was $52.3 million and $54.2 million.  On December, 31, 2011, Tuckerman Fund I was dissolved and all of the net assets of the fund, which consisted of common stock of Hamer and Bri-Mar, were distributed.  At March 31, 2012, the noncontrolling equity interest in Hamer and Bri-Mar was $3.9 million.  At March 31, 2012 and December 31, 2011, the noncontrolling equity interest in A.W.G. Dewar Inc, a subsidiary of OneBeacon, was $2.2 million and $2.3 million. At March 31, 2012 and December 31, 2011, the noncontrolling equity interest in Passage2Health Limited, a subsidiary of Sirius Group, was $0.5 million and $0.6 million.

.

Recently Adopted Changes in Accounting Principles

Policy Acquisition Costs

On January 1, 2012, White Mountains adopted ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (ASC 944). The new standard changes the types of policy acquisition costs that are eligible for deferral. Specifically, the new guidance limits deferrable costs to those that are incremental direct costs of contract acquisition and certain costs related to acquisition activities performed by the insurer, such as underwriting, policy issuance and processing, medical and inspection costs and sales force contract selling. The ASU defines incremental direct costs as those costs that result directly from and were essential to the contract acquisition and would not have been incurred absent the acquisition. Accordingly, under the new guidance, deferrable acquisition costs are limited to costs related to successful contract acquisitions. Acquisition costs that are not eligible for deferral are to be charged to expense in the period incurred.

White Mountains adopted ASU 2010-26 prospectively. Upon adoption, certain acquisition costs, primarily a portion of the profit sharing commissions associated with OneBeacon’s collector car and boats business, no longer meet the criteria for deferral.  Deferred aquisition costs of $5.6 million at January 1, 2012 that no longer meet the criteria for deferral under ASU 2010-26 will be recognized in expense over the original amortization periods.  For the three months ended March 31, 2012, White Mountains recognized $2.4 million of expense related to such previously deferrable acquisition costs.  If White Mountains had adopted ASU 2010-26 retrospectively, $1.8 million of acquisition costs that were deferred would have been recognized in expense for the three month period ended March 31, 2011.

Fair Value Measurements

On January 1, 2012, White Mountains adopted ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The ASU clarifies existing guidance with respect to the concepts of highest and best use and valuation premise and measuring instruments classified within a reporting entity’s shareholders’ equity.  The ASU also clarifies disclosure requirements, requiring disclosure of quantitative information about unobservable inputs used in Level 3 fair value measurements. The ASU also amends existing guidance. In circumstances where a reporting entity manages a portfolio of financial assets and liabilities based on the net market and counterparty credit risk exposures, the ASU permits determination of the fair value of those instruments to be based on the net risk exposure. In addition, the ASU permits the application of premiums or discounts to be applied in a fair value measurement to the extent that market participants would consider them in valuing the financial instruments. The ASU also expands the required disclosures for Level 3 measurements, requiring that reporting entities provide a narrative description of the sensitivity of Level 3 fair value measurements to changes in unobservable inputs and the interrelationships between those inputs, if any.  As a result of adopting ASU 2011-04, White Mountains expanded its fair value disclosures. (See Note 5).

Comprehensive Income

On January 1, 2012, White Mountains adopted ASU 2011-05, Comprehensive Income which requires all components of comprehensive income to be reported in a continuous financial statement or in two consecutive statements displaying the components of net income and the components of other comprehensive income.  Since White Mountains already presents comprehensive income in a continuous financial statement, adoption of ASU 2011-05 had no effect on White Mountains’ financial statement presentation.

Recently Issued Accounting Pronouncements

Offsetting Assets and Liabilities

On December 16, 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (ASC 210).The new standard expands the required disclosures in circumstances where either balances have been offset or the right of offset exists. The required disclosures are intended to provide information to enable financial statement users to evaluate the effect or potential effect of netting arrangements on a reporting entity’s financial position. Disclosures required under the new standard include the gross amount of assets and liabilities recognized; the amounts that have been offset to arrive at the amounts presented in the statement of financial position; and any amounts subject to an enforceable master netting arrangement, whether or not such amounts have been offset. In addition, a description of the rights of set off should be disclosed. ASU 2011-11 is effective for periods beginning on or after January 1, 2013. White Mountains is party to master netting arrangements in connection with the derivative instruments held by WM Life Re and is currently evaluating the effect of adoption will have on its disclosures, but does not expect adoption to have a material effect on its financial position, results of operations or cash flows.

Note 2. Significant Transactions

Sale of Esurance

On October 7, 2011, White Mountains completed the sale of Esurance Insurance and AFI to The Allstate Corporation (“Allstate”) for $700 million in excess of tangible book value.  White Mountains recorded a gain on the sale of $677.5 million in discontinued operations in the fourth quarter of 2011.  The transaction is subject to a true-up of the estimated tangible book value of the entities sold through the date of closing and certain other contingencies.

Tender Offers

On March 22, 2012, White Mountains completed a fixed-price tender offer and repurchased 816,829 of its common shares at $500 per share.  The total cost of the share repurchase was $408.6 million, including fees and expenses.  During 2011, White Mountains completed two “modified Dutch auction” self-tender offers and repurchased 332,346 of its common shares at an average price of $418 per share.  The total cost of the share repurchases was $138.8 million, including fees and expenses.

Sale of AutoOne

On February 22, 2012, OneBeacon sold AutoOne to Interboro Holdings, Inc. (“Interboro”). OneBeacon formed AutoOne in 2001 to provide products and services to automobile assigned risk markets primarily in New York and New Jersey. OneBeacon transferred to the buyer AutoOne Insurance Company (“AOIC”) and AutoOne Select Insurance Company (“AOSIC”), which contained the assets, liabilities (including loss reserves and unearned premiums), and the capital of the business, and transferred substantially all of the AutoOne infrastructure including systems and office space as well as certain staff.  As a result of the sale, AutoOne is now reported as discontinued operations (see Note 14).

Acquisition of Old Lyme

On December 30, 2011, Sirius Group acquired the run-off loss reserve portfolio of Old Lyme, a Bermuda-based reinsurer in run-off, for $6.0 million in cash and a purchase note for $2.1 million (see Note 6).

Share Repurchase Program

In addition to the tender offers, which were separately authorized, the board of directors has authorized the Company to repurchase its common shares, from time to time, subject to market conditions.  In 2006, White Mountains’ board of directors authorized the Company to repurchase up to 1 million of its common shares and in 2010 White Mountains’ board of directors authorized the Company to repurchase an additional 600,000 of its common shares. Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorization does not obligate the Company to acquire any specific number of shares, nor is there a stated expiration date.  During the first three months of 2012 and 2011, the Company repurchased 157,629 and 246,284 common shares for $76.0 million and $86.0 million exclusive of the self tender offers described under “Tender Offers”.  At March 31, 2012, 30,668 shares may still be repurchased under this program.

Note 3.  Loss and Loss Adjustment Expense Reserves

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activities of White Mountains’ insurance and reinsurance subsidiaries for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
Millions	2012	2011
Gross beginning balance	$5,702.3	$5,736.8
Less beginning reinsurance recoverable on unpaid losses	(2,507.3)	(2,344.0)
Net loss and LAE reserves	3,195.0	3,392.8

Less: Beginning net loss and LAE reserves for AutoOne (1)	—	(77.3)

Loss and LAE incurred relating to:
Current year losses	257.9	375.7
Prior year losses	4.8	(17.3)
Total incurred losses and LAE	262.7	358.4

Accretion of fair value adjustment to loss and LAE reserves	7.1	2.1
Foreign currency translation adjustment to loss and LAE reserves	11.8	21.1

Loss and LAE paid relating to:
Current year losses	(46.7)	(44.5)
Prior year losses	(384.5)	(269.7)
Total loss and LAE payments	(431.2)	(314.2)

Plus: Ending net loss and LAE reserves for AutoOne (1)	—	72.7

Net ending balance	3,045.4	3,455.6
Plus ending reinsurance recoverable on unpaid losses	2,465.4	2,304.1
Gross ending balance	$5,510.8	$5,759.7

(1)          Loss and LAE reserve balances for AutoOne prior to December 31, 2011 were not classified as held for sale for the three months ended March 31, 2011.  Adjustment is to present loss and LAE reserve activities from continuing operations.

Loss and LAE incurred relating to prior year losses for the three months ended March 31, 2012

During the three months ended March 31, 2012, White Mountains experienced $4.8 million of net unfavorable loss reserve development.  OneBeacon had net unfavorable loss reserve development of $10.5 million and Sirius Group had net favorable loss reserve development of $5.7 million.

The unfavorable loss reserve development at OneBeacon was primarily driven by unfavorable development in the run-off business, including development related to multiple peril lines and general liability lines and the impact of an adverse court ruling in Mississippi regarding a disputed assessment from an involuntary pool for hurricane Katrina claims in 2005.  The net favorable loss reserve development at Sirius Group included reductions for the 2011 Japan earthquake and tsunami of $8.1 million, partially offset by increases to asbestos and environmental reserves and reserves for other prior period catastrophe losses.

Loss and LAE incurred relating to prior year losses for the three months ended March 31, 2011

During the three months ended March 31, 2011, White Mountains experienced $17.3 million of net favorable loss reserve development.  OneBeacon and Sirius Group had net favorable loss reserve development of $5.1 million and $12.2 million, respectively.

The favorable loss reserve development at OneBeacon was primarily due to lower than expected severity on losses related to professional liability lines, multiple peril liability lines and other general liability lines.  The favorable loss reserve development at Sirius Group was primarily due to a $5.0 million reduction from the 2010 Chilean earthquake and $9.0 million of favorable loss reserve development on a 1999 aviation loss.

Fair value adjustment to loss and LAE reserves

In connection with purchase accounting for acquisitions, White Mountains was required to adjust loss and LAE reserves and the related reinsurance recoverables to fair value on their respective acquired balance sheets.  The net reduction to loss and LAE reserves is being recognized through an income statement charge ratably with and over the period the claims are settled.  White Mountains recognized $7.1 million and $2.1 million of such charges, recorded as loss and LAE for the three months ended March 31, 2012 and 2011.  Accretion of fair value adjustment to losses and LAE reserves increased by $5.0 million in the first quarter of 2012 due to the acceleration of the amortization of the purchase accounting established for the acquisition of Scandinavian Re.  This acceleration was a result of a final settlement and commutation of Scandinavian Re’s multi-year retrocessional Casualty Aggregate Stop Loss Agreement with St. Paul Fire & Marine Insurance Company (“St Paul”). As of March 31, 2012, the remaining unamortized fair value adjustment for Scandinavian Re was $4.0 million.

Note 4. Third Party Reinsurance

In the normal course of business, White Mountains’ insurance and reinsurance subsidiaries may seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. White Mountains remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.

OneBeacon

At March 31, 2012, OneBeacon had $25.9 million of reinsurance recoverables on paid losses and $2,269.0 million (gross of $160.0 million in purchase accounting adjustments) that will become recoverable if claims are paid in accordance with current reserve estimates. The collectability of balances due from OneBeacon’s reinsurers is critical to OneBeacon’s financial strength because reinsurance contracts do not relieve OneBeacon of its primary obligation to its policyholders. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. Uncollectible amounts historically have not been significant.

The following table provides a listing of OneBeacon’s top reinsurers, excluding industry pools and associations, based upon recoverable amounts, the percentage of total paid and unpaid reinsurance recoverables and the reinsurer’s A.M Best Company, Inc. (“A.M. Best”) rating.

Top Reinsurers (Millions)	Balance at March 31, 2012	% of Total	A.M. Best Rating(1)
National Indemnity Company and General Reinsurance Corporation (2)	$1,504.9	66%	A	++
Hanover Insurance Company	79.9	3%	A
Tokio Marine and Nichido Fire (3)	55.0	2%	A	++
Tower Insurance Company	29.9	1%	A	-
Munich Reinsurance America	24.0	1%	A	+

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

(3)     Includes $29.0 of reinsurance recoverables from various third party reinsurers that are guaranteed by Tokio Marine and Nichido Fire under the terms of a 100% quota share reinsurance agreement between Houston General Insurance Company and Tokio Marine and Nichido Fire.

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

Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables (“Third Party Recoverables”) from certain of OneBeacon’s third party reinsurers in existence at the time the NICO Cover was executed. As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. White Mountains estimates that on an incurred basis, net of Third Party Recoverables, as of March 31, 2012 it has used approximately $2.3 billion of the coverage provided by NICO. To the extent that actual experience differs from White Mountains’ estimate of ultimate A&E losses and Third Party Recoverables, future losses could utilize some or all of the protection remaining under the NICO Cover.

Pursuant to the GRC Cover, OneBeacon is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OneBeacon intends to only seek reimbursement from GRC for claims which result in payment patterns similar to those supporting its recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OneBeacon on its own investments. This cost, if any, is expected to be nominal.  As of March 31, 2012, OneBeacon has $423.7 million of reinsurance recoverable on unpaid losses outstanding under the GRC Cover.

Effective May 1, 2011, OneBeacon renewed its property catastrophe reinsurance program through April 30, 2012. The program provides coverage for OneBeacon’s property business as well as certain acts of terrorism. Under the program, the first $50.0 million of losses resulting from any single catastrophe are retained and the next $175.0 million of losses resulting from the catastrophe are reinsured in three layers, although OneBeacon retains a co-participation of 26% of losses from $50.0 million to $100.0 million and 10% of losses from $100.0 million to $175.0 million. Losses from $175.0 million to $225.0 million are fully reinsured. Any loss above $225.0 million would be retained in full. In the event of a catastrophe, OneBeacon’s property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium. OneBeacon is currently placing its new property catastrophe reinsurance program, which it expects to be on substantially similar terms as those contained in its expiring property catastrophe reinsurance program.

Sirius Group

At March 31, 2012 Sirius Group had $13.2 million of reinsurance recoverables on paid losses and $356.4 million of reinsurance that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve Sirius Group of its obligation to its ceding companies, the collectability of balances due from its reinsurers is critical to Sirius Group’s financial strength. Sirius Group monitors the financial strength of its reinsurers on an ongoing basis. The following table provides a listing of Sirius Group’s top reinsurers based upon recoverable amounts, the percentage of total paid and unpaid reinsurance recoverables and the reinsurers’ A.M. Best ratings.

Top Reinsurers (Millions)	Balance at March 31, 2012	% of Total	A.M. Best Rating (1)	% Collateralized
General Reinsurance Corporation	$42.6	12%	A++	1%
Swiss Re Group	41.8	11%	A+	4%
Olympus (2)	33.3	9%	NR-5	100%
Lloyds of London (3)	26.8	7%	A	9%
General Insurance Company of India	14.8	4%	A-	2%

(1)     A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen financial strength ratings), “A+” (Superior, which is the second highest of fifteen financial strength ratings), “A” (Excellent, which is the third highest of fifteen financial strength ratings) and “A-” (Excellent, which is the fourth highest of fifteen financial strength ratings), “NR-5” (Not formally followed).

(2)     Non-U.S. insurance entity. The balance is fully collateralized through funds held, letters of credit or trust agreements.

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

Realized investment gains and losses resulting from sales of investment securities are accounted for using the specific identification method.  Premiums and discounts on all fixed maturity investments are amortized or accreted to income over the anticipated life of the investment.  Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized or accreted cost, which approximated fair value as of March 31, 2012 and December 31, 2011.

Other long-term investments primarily comprise White Mountains’ investments in hedge funds and private equity funds.

Net Investment Income

Pre-tax net investment income for the three months ended March 31, 2012 and 2011 consisted of the following:

	Three Months Ended March 31,
Millions	2012	2011
Investment income:
Fixed maturity investments	$36.7	$46.0
Short-term investments	1.0	.7
Common equity securities	4.4	3.5
Convertible fixed maturity investments	1.9	1.4
Other long-term investments	.8	.8
Interest on funds held under reinsurance treaties	—	(.6)
Total investment income	44.8	51.8
Less third-party investment expenses	(3.0)	(2.3)
Net investment income, pre-tax	$41.8	$49.5

Net Realized and Unrealized Investment Gains and Losses

	Three Months Ended March 31,
Millions	2012	2011
Net realized investment gains (losses), pre-tax	$39.2	$(1.2)
Net unrealized investment gains (losses), pre-tax	19.4	(8.0)
Net realized and unrealized investment gains (losses), pre-tax	58.6	(9.2)
Income taxes attributable to realized and unrealized investment gains (losses)	(14.0)	.9
Net realized and unrealized investment gains (losses), after-tax	$44.6	$(8.3)

Net realized investment gains (losses)

Net realized investment gains (losses) for the three months ended March 31, 2012 and 2011 consisted of the following:

	Three Months Ended March 31,
Millions	2012	2011
Fixed maturity investments	$31.5	$(13.6)
Short-term investments	(.3)	(12.2)
Common equity securities	4.2	2.3
Convertible fixed maturity investments	1.5	4.1
Other long-term investments	2.3	18.2
Net realized investment gains (losses), pre-tax	39.2	(1.2)
Income taxes attributable to realized investment gains (losses)	(11.7)	(5.0)
Net realized investment gains (losses), after-tax	$27.5	$(6.2)

Net unrealized investment gains (losses)

The following table summarizes changes in the carrying value of investments measured at fair value:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
Millions	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings
Fixed maturities	$(2.9)	$(19.3)	$(22.2)	$(8.0)	$(15.3)	$(23.3)
Short-term investments	—	—	—	—	(.6)	(.6)
Common equity securities	32.4	—	32.4	24.7	(.8)	23.9
Convertible fixed maturity investments	4.7	—	4.7	(2.1)	—	(2.1)
Other long-term investments	7.8	(3.3)	4.5	(.8)	(5.1)	(5.9)
Net unrealized investment gains (losses), pre-tax	42.0	(22.6)	19.4	13.8	(21.8)	(8.0)
Income taxes attributable to unrealized investment gains (losses)	(8.2)	5.9	(2.3)	.2	5.7	5.9
Net unrealized investment gains (losses), after-tax	$33.8	$(16.7)	$17.1	$14.0	$(16.1)	$(2.1)

The following table summarizes the amount of total pre-tax gains (losses) included in earnings attributable to unrealized investment gains (losses) for Level 3 investments for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
Millions	2012	2011
Fixed maturities	$7.8	$1.9
Common equity securities	.5	(1.8)
Convertible fixed maturities	—	—
Other long-term investments	7.2	(7.7)
Total unrealized investment gains (losses), pre-tax - Level 3 investments	$15.5	$(7.6)

Investment Holdings

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses and carrying values of White Mountains’ fixed maturity investments as of March 31, 2012 and December 31, 2011, were as follows:

	March 31, 2012
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$265.1	$1.8	$—	$—	$266.9
Debt securities issued by corporations	2,269.8	79.5	(4.5)	(12.4)	2,332.4
Municipal obligations	2.7	—	—	—	2.7
Mortgage-backed and asset-backed securities	2,138.4	15.3	(3.5)	1.0	2,151.2
Foreign government, agency and provincial obligations	569.4	7.5	(1.5)	(3.8)	571.6
Preferred stocks	82.4	4.5	(.3)	(.1)	86.5
Total fixed maturity investments	$5,327.8	$108.6	$(9.8)	$(15.3)	$5,411.3

	December 31, 2011
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$299.4	$5.3	$(.1)	$.4	$305.0
Debt securities issued by corporations	2,072.1	73.7	(7.8)	(2.9)	2,135.1
Municipal obligations	2.7	—	—	—	2.7
Mortgage-backed and asset-backed securities	3,190.5	25.9	(3.9)	10.4	3,222.9
Foreign government, agency and provincial obligations	581.2	11.0	(.1)	(2.9)	589.2
Preferred stocks	82.3	3.2	(6.7)	—	78.8
Total fixed maturity investments including assets held for sale	$6,228.2	$119.1	$(18.6)	$5.0	$6,333.7
Fixed maturity investments reclassified to assets held for sale related to AutoOne					(111.8)
Total fixed maturity investments					$6,221.9

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses and carrying values of White Mountains’ common equity securities, convertible fixed maturities and other long-term investments as of March 31, 2012 and December 31, 2011, were as follows:

	March 31, 2012
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
Common equity securities	$773.0	$108.6	$(12.9)	$—	$868.7
Convertible fixed maturity investments	$143.4	$9.8	$(.4)	$—	$152.8
Other long-term investments	$275.3	$58.6	$(20.5)	$(6.7)	$306.7

	December 31, 2011
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
Common equity securities	$691.7	$72.0	$(8.7)	$—	$755.0
Convertible fixed maturity investments	$139.2	$6.2	$(1.6)	$—	$143.8
Other long-term investments	$274.4	$55.5	$(25.2)	$(3.4)	$301.3

Other long-term investments

White Mountains holds investments in hedge funds and private equity funds, which are included in other long-term investments. The fair value of these investments has been estimated using the net asset value of the funds. At March 31, 2012, White Mountains held investments in 17 hedge funds and 32 private equity funds.  The largest investment in a single fund was $24.4 million at March 31, 2012. The following table summarizes investments in hedge funds and private equity interests by investment objective and sector at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Hedge funds
Long/short equity	$52.8	$—	$48.8	$—
Long/short credit & distressed	33.6	—	32.3	—
Long diversified strategies	16.9	—	16.9	—
Long/short equity REIT	14.2	—	14.5	—
Long/short equity activist	13.5	—	12.3	—
Long bank loan	.4	—	.5	—
Total hedge funds	131.4	—	125.3	—

Private equity funds
Multi-sector	28.3	7.7	26.9	8.2
Energy infrastructure & services	26.4	9.4	28.0	9.9
Distressed residential real estate	24.4	—	27.4	—
Real estate	12.2	3.3	9.5	3.3
Private equity secondaries	10.9	3.6	11.3	4.0
International multi-sector, Europe	6.5	4.9	7.8	4.7
Manufacturing/Industrial	6.5	—	6.2	—
Healthcare	3.5	6.4	2.3	7.0
International multi-sector, Asia	3.3	2.7	3.6	2.6
Insurance	3.3	41.3	3.5	41.3
Venture capital	2.6	.5	2.4	.5
Total private equity funds	127.9	79.8	128.9	81.5

Total hedge and private equity funds included in other long-term investments	$259.3	$79.8	$254.2	$81.5

Redemption of investments in certain hedge funds is subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions.  Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. The following summarizes the March 31, 2012 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Notice Period
Millions Redemption frequency	30-59 days notice	60-89 days notice	90-119 days notice	120+ days notice	Total
Monthly	$—	$—	$—	$6.6	$6.6
Quarterly	27.6	31.8	20.4	—	79.8
Semi-annual	—	5.4	—	14.2	19.6
Annual	16.9	—	8.1	.4	25.4
Total	$44.5	$37.2	$28.5	$21.2	$131.4

Certain of the hedge fund investments in which White Mountains is invested are no longer active and are in process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund’s underlying investments are liquidated.  At March 31, 2012, distributions of $3.2 million were outstanding from these investments. The actual amount of the final distribution remittances remain subject to market fluctuations. The date at which such remittances will be received is not determinable at March 31, 2012.

White Mountains has also submitted redemption requests for certain of its investments in active hedge funds.  At March 31, 2012, redemptions of $2.5 million are outstanding and are subject to market fluctuations. The date at which such remittances will be received is not determinable at March 31, 2012.  Redemptions are recorded as receivables when approved by the hedge funds and no longer subject to market fluctuations.

Investments in private equity funds are generally subject to a “lock-up” period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investments. In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors. At March 31, 2012, investments in private equity funds were subject to lock-up periods as follows:

Millions	1-3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private Equity Funds — expected lock-up period remaining	$38.2	$15.4	$67.8	$6.5	$127.9

Fair value measurements at March 31, 2012

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

White Mountains uses quoted market prices or other observable inputs to estimate fair value for the vast majority of its investment portfolio. Investments valued using Level 1 inputs include fixed maturities, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs consist of fixed maturities including corporate debt, state and other governmental debt, convertible fixed maturity securities and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include White Mountains’ investments in hedge funds and private equity funds, as well as investments in certain debt securities where quoted market prices are unavailable. White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value. The outside pricing services used by White Mountains have indicated that if no observable inputs are available for a security, they will not provide a price. In those circumstances, White Mountains estimates the fair value using industry standard pricing models and observable inputs such as benchmark interest rates, matrix pricing, market comparables, broker quotes, issuer spreads, bids, offers, credit rating, prepayment speeds and other relevant inputs. White Mountains performs procedures to validate the market prices obtained from the outside pricing sources. Such procedures, which cover substantially all of its fixed maturity investments include, but are not limited to, evaluation of model pricing methodologies and review of the pricing services’ quality control processes and procedures on at least an annual basis, comparison of market prices to prices obtained from different independent pricing vendors on at least a semi-annual basis, monthly analytical reviews of certain prices, and review of assumptions utilized by the pricing service for selected measurements on an ad hoc basis throughout the year. White Mountains also performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price on an ad-hoc basis throughout the year. Prices provided by the pricing services that vary by more than 5% and $1 million from the expected price based on these procedures are considered outliers. In circumstances where the results of White Mountains’ review process do not appear to support the market price provided by the pricing services, White Mountains challenges the price. If White Mountains cannot gain satisfactory evidence to support the challenged price, it relies upon its own pricing methodologies to estimate the fair value of the security in question. The fair values of such securities are considered to be Level 3 measurements.

White Mountains’ investments in debt securities are generally valued using matrix and other pricing models. Key inputs include benchmark yields, benchmark securities, reported trades, issuer spreads, bids, offers, credit ratings and prepayment speeds.  Income on mortgage-backed and asset-backed securities is recognized using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the estimated economic life is recalculated and the remaining unamortized premium or discount is amortized or accreted prospectively over the remaining economic life.

White Mountains employs a number of procedures to assess the reasonableness of the fair value measurements for its other long-term investments, including obtaining and reviewing the audited annual financial statements of each hedge fund and private equity fund and periodically discussing each fund’s pricing with the fund manager. However, since the fund managers do not provide sufficient information to evaluate the pricing inputs and methods for each underlying investment, the inputs are considered to be unobservable. Accordingly, the fair values of White Mountains’ investments in hedge funds and private equity funds have been classified as Level 3 measurements. The fair value of White Mountains’ investments in hedge funds and private equity funds has been determined using net asset value.

In addition to the investments described above, White Mountains has $75.5 million and $68.1 million of investment-related liabilities recorded at fair value and included in other liabilities as of March 31, 2012 and December 31, 2011.  These liabilities relate to securities that have been sold short by limited partnerships in which White Mountains has investments and is required to consolidate under GAAP.  All of the liabilities included have a Level 1 designation.

Fair Value Measurements by Level

The following tables summarize White Mountains’ fair value measurements for investments at March 31, 2012 and December 31, 2011, by level.  The fair value measurements for derivative assets associated with White Mountains’ variable annuity reinsurance business are presented in Note 8.

	March 31, 2012
Millions	Fair value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturity investments:
US Government and agency obligations	$266.9	$259.9	$7.0	$—

Debt securities issued by corporations:
Consumer	746.6	—	725.6	21.0
Industrial	436.8	—	436.8	—
Financials	315.2	3.1	312.1	—
Communications	262.7	—	262.7	—
Energy	193.1	—	193.1	—
Basic materials	183.3	—	183.3	—
Utilities	165.9	—	165.9	—
Technology	25.1	—	25.1	—
Diversified	3.7	—	3.7	—
Total debt securities issued by corporations:	2,332.4	3.1	2,308.3	21.0

Municipal obligations	2.7	—	2.7	—
Mortgage-backed and asset-backed securities	2,151.2	—	2,062.9	88.3
Foreign government, agency and provincial obligations	571.6	65.6	506.0	—
Preferred stocks	86.5	—	16.7	69.8
Total fixed maturity investments	5,411.3	328.6	4,903.6	179.1

Short-term investments	877.5	877.5	—	—

Common equity securities:
Financials	296.0	261.9	1.2	32.9
Consumer	197.5	197.1	.4	—
Basic materials	123.4	122.2	1.2	—
Energy	80.1	80.1	—	—
Utilities	44.0	43.8	.2	—
Technology	29.5	29.5	—	—
Other	98.2	42.6	55.6	—
Total common equity securities	868.7	777.2	58.6	32.9

Convertible fixed maturity investments	152.8	—	152.8	—
Other long-term investments(1)	273.5	—	—	273.5
Total investments	$7,583.8	$1,983.3	$5,115.0	$485.5

(1)     Excludes carrying value of $33.2 associated with other long-term investment limited partnerships accounted for using the equity method.

	December 31, 2011
Millions	Fair value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

Fixed maturity investments:
US Government and agency obligations	$305.0	$296.2	$8.8	$—

Debt securities issued by corporations:
Consumer	790.7	—	790.7	—
Industrial	359.4	—	359.4	—
Financials	239.6	3.8	235.8	—
Communications	225.8	—	225.8	—
Basic materials	195.7	—	195.7	—
Utilities	140.1	—	140.1	—
Energy	155.8	—	155.8	—
Technology	24.5	—	24.5	—
Diversified	3.5	—	3.5	—
Total debt securities issued by corporations:	2,135.1	3.8	2,131.3	—

Municipal obligations	2.7	—	2.7	—
Mortgage-backed and asset-backed securities	3,222.9	—	3,207.8	15.1
Foreign government, agency and provincial obligations	589.2	65.7	523.5	—
Preferred stocks	78.8	—	15.0	63.8
Total fixed maturity investments(1)	6,333.7	365.7	5,889.1	78.9

Short-term investments	846.0	846.0	—	—

Common equity securities:
Financials	219.2	185.8	1.5	31.9
Consumer	188.8	188.5	.3	—
Basic materials	121.0	119.9	1.1	—
Energy	72.6	72.6	—	—
Utilities	42.0	41.8	.2	—
Technology	25.8	25.8	—	—
Other	85.6	33.0	52.2	.4
Total common equity securities	755.0	667.4	55.3	32.3

Convertible fixed maturity investments	143.8	—	143.8	—
Other long-term investments(2)	268.3	—	—	268.3
Total investments	$8,346.8	$1,879.1	$6,088.2	$379.5

(1)      Carrying value includes $111.8 that is classified as assets held for sale relating to AutoOne discontinued operations.

(2)      Excludes carrying value of $33.0 associated with other long-term investments accounted for using the equity method.

Debt securities issued by corporations

The following table summarizes the ratings of the corporate debt securities held in White Mountains’ investment portfolio as of March 31, 2012 and December 31, 2011:

Millions	March 31, 2012	December 31, 2011
AAA	$—	$—
AA	210.6	206.8
A	842.4	802.8
BBB	1,262.5	1,110.8
BB	7.4	6.2
Other	9.5	8.5
Debt securities issued by corporations	$2,332.4	$2,135.1

Mortgage-backed, Asset-backed Securities

White Mountains purchases commercial and residential mortgage-backed securities with the goal of maximizing risk adjusted returns in the context of a diversified portfolio. White Mountains’ non-agency commercial mortgage-backed portfolio (“CMBS”) is generally short tenor and structurally senior, with more than 20 points of subordination on average for fixed rate CMBS and more than 45 points of subordination on average for floating rate CMBS as of March 31, 2012.  In general, subordination represents the percentage principal loss on the underlying collateral that would be absorbed by other securities lower in the capital structure before the more senior security incurs a loss. White Mountains believes these levels of protection will mitigate the risk of loss tied to the refinancing challenges facing the commercial real estate market.  As of March 31, 2012, on average less than 1% of the underlying loans were reported as non-performing for all non-agency CMBS held by White Mountains. White Mountains is not an originator of residential mortgage loans and did not hold any residential mortgage-backed securities (“RMBS”) categorized as sub-prime as of March 31, 2012. White Mountains’ investments in hedge funds and private equities contain negligible amounts of sub-prime mortgage-backed securities at March 31, 2012. White Mountains considers sub-prime mortgage-backed securities as those that have underlying loan pools that exhibit weak credit characteristics, or those that are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., White Mountains considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics).

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

	March 31, 2012			December 31, 2011
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
GNMA	$1,200.3	$1,200.3	$—	$1,365.8	$1,365.8	$—
FNMA	308.2	308.2	—	712.6	712.6	—
FHLMC	106.4	33.2	73.2	35.9	35.9	—
Total Agency(1)	1,614.9	1,541.7	73.2	2,114.3	2,114.3	—
Non-agency:
Residential	81.5	66.4	15.1	83.1	68.0	15.1
Commercial	299.1	299.1	—	276.7	276.7	—
Total Non-agency	380.6	365.5	15.1	359.8	344.7	15.1

Total mortgage-backed securities	1,995.5	1,907.2	88.3	2,474.1	2,459.0	15.1
Other asset-backed securities:
Credit card receivables	81.5	81.5	—	380.6	380.6	—
Vehicle receivables	43.0	43.0	—	345.6	345.6	—
Other	31.2	31.2	—	22.6	22.6	—
Total other asset-backed securities	155.7	155.7	—	748.8	748.8	—
Total mortgage and asset-backed securities	$2,151.2	$2,062.9	$88.3	$3,222.9	$3,207.8	$15.1

(1)        Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities

The security issuance years of White Mountains’ investments in non-agency RMBS and non-agency CMBS securities as of March 31, 2012 are as follows:

		Security Issuance Year
Millions	Fair Value	2003	2006	2007	2009	2010	2011	2012
Non-agency RMBS	$81.5	$2.9	$22.7	$25.4	$—	$10.5	$20.0	$—
Non-agency CMBS	299.1	—	—	17.7	11.3	6.3	246.6	17.2
Total	$380.6	$2.9	$22.7	$43.1	$11.3	$16.8	$266.6	$17.2

Non-agency Residential Mortgage-backed Securities

The classification of the underlying collateral quality and the tranche levels of White Mountains’ non-agency RMBS securities are as follows as of March 31, 2012:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate(3)
Prime	$65.7	$18.3	$47.4	$—
Non-prime	15.8	15.1	.7	—
Sub-prime	—	—	—	—
Total	$81.5	$33.4	$48.1	$—

(1)        At issuance, Super Senior were rated AAA by Standard & Poor’s, Aaa by Moody’s or AAA by Fitch and were senior to other AAA or Aaa bonds.

(2)        At issuance, Senior were rated AAA by Standard & Poor’s or Aaa by Moody’s and were senior to non-AAA or non-Aaa bonds.

(3)        At issuance, Subordinate were not rated AAA by Standard & Poor’s or Aaa by Moody’s and were junior to AAA or Aaa bonds.

Non-agency Commercial Mortgage-backed Securities

The amount of fixed and floating rate securities and their tranche levels of White Mountains’ non-agency CMBS securities are as follows as of March 31, 2012:

Millions	Fair Value	Super Senior (1)	Senior(2)	Subordinate(3)
Fixed rate CMBS	$271.5	$62.8	$208.7	$—
Floating rate CMBS	27.6	17.7	9.9	—
Total	$299.1	$80.5	$218.6	$—

(1)        At issuance, Super Senior were rated AAA by Standard & Poor’s, Aaa by Moody’s or AAA by Fitch and were senior to other AAA or Aaa bonds.

(2)        At issuance, Senior were rated AAA by Standard & Poor’s or Aaa by Moody’s and were senior to non-AAA or non-Aaa bonds.

(3)        At issuance, Subordinate were not rated AAA by Standard & Poor’s or Aaa by Moody’s and were junior to AAA or Aaa bonds.

Rollforward of Fair Value Measurements by Level

White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturities, common equity securities, convertible fixed maturities and other long-term investments at March 31, 2012 and 2011 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.

The following tables summarize the changes in White Mountains’ fair value measurements by level for the three months ended March 31, 2012 and 2011:

			Level 3 Investments
Millions	Level 1 Investments	Level 2 Investments	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other long-term investments		Total
Balance at January 1, 2012	$1,879.1	$6,088.2	$78.9	$32.3	$—	$268.3	(1)	$8,346.8	(1)(2)
Total realized and unrealized gains (losses)	33.5	10.1	7.1	.5	—	6.5		57.7
Foreign currency gains (losses) through OCI	6.9	50.4	.7	—	—	2.7		60.7
Amortization/Accretion	(.3)	(12.5)	(1.1)	—	—			(13.9)
Purchases	3,094.4	1,708.2	97.7	—	—	5.7		4,906.0
Sales	(3,030.3)	(2,729.4)	(4.1)	—	—	(9.7)		(5,773.5)
Transfers in	—	—	—	—	—	—		—
Transfers out	—	—	—	—	—	—		—
Balance at March 31, 2012	$1,983.3	$5,115.0	$179.2	$32.8	$—	$273.5	(1)	$7,583.8	(1)

(1)        Excludes carrying value of $33.0 and $33.2 at January 1, 2012 and March 31, 2012 associated with other long-term investments accounted for using the equity method.

(2)        Carrying value includes $111.8 that is classified as assets held for sale relating to AutoOne discontinued operations.

			Level 3 Investments
Millions	Level 1 Investments	Level 2 Investments	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other long-term investments		Total
Balance at January 1, 2011	$1,894.4	$5,477.4	$128.4	$71.2	$—	$330.2	(1)	$7,901.6 (1)
Total realized and unrealized gains (losses)	24.2	(44.1)	1.9	(1.8)	—	10.2		(9.6)
Foreign currency gains (losses) through OCI	10.4	106.6	—	1.0	—	6.6		124.6
Amortization/Accretion	1.0	(14.2)	—	—	—			(13.2)
Purchases	1,975.7	1,523.8	.4	3.9	—	4.7		3,508.5
Sales	(2,079.7)	(1,597.4)	—	(.1)	—	(49.9)		(3,727.1)
Transfers in	—	47.4	1.0	—	—	—		48.4
Transfers out	—	(1.0)	(47.4)	—	—	—		(48.4)
Balance at March 31, 2011	$1,826.0	$5,498.5	$84.3	$74.2	$—	$301.8	(1)	$7,784.8 (1)

(1)   Excludes carrying value of $37.5 and $41.9 at March 31, 2011 and January 1, 2011 associated with other long-term investment limited partnerships accounted for using the equity method.

Fair Value Measurements — transfers between levels - Three-month period ended March 31, 2012 and 2011

During the first three months of 2012, no securities classified as Level 3 measurements in the prior period were recategorized as Level 2 measurements.

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

Significant Unobservable Inputs

The following summarizes significant unobservable inputs used in estimating the fair value of investment securities classified within Level 3 at March 31, 2012:

($ in Millions)	March 31, 2012
Description	Fair Value	Rating	Valuation Technique(s)	Unobservable Input	Range(1)
Agency RMBS	$73.2	AA+	Discounted cash flow	Prepayment Rate Discount Yield	15 CPR(2) 2.1%
Non-agency RMBS	$15.1	CCC	Discounted cash flow	Prepayment rate Probability of default Loss severity Discount yield	10 CPR CDR Vector(3) 40% 8.0%
Preferred Stock	$69.8	NR	Discounted cash flow	Discount yield	8.8%
Corporate Bonds	$21.0	BBB+	Broker pricing	Broker quote	$21.0 million

(1)          For the three month period ended March 31, 2012, each asset type consists of one security.

(2)          CPR refers to “Constant Prepayment Rate”.

(3)          CDR refers to “Constant Default Rate”.

The assumed prepayment rate is a significant unobservable input used to estimate the fair value of investments in agency RMBS. Generally for bonds priced at a premium, increases in prepayment speeds will result in a lower fair value, while decreases in prepayment speeds may result in a higher fair value. Unobservable inputs used to estimate the fair value of investments in non-agency RMBS are the assumed prepayment rate, probability of default and loss severity. These three items can have material, yet varying impacts (either positive or negative) on the value of non-agency RMBS, the direction and severity of which are dependent on the deal structure and collateral performance.

Note 6.  Debt

White Mountains’ debt outstanding as of March 31, 2012 and December 31, 2011 consisted of the following:

Millions	March 31, 2012	December 31, 2011
OBH Senior Notes, at face value	$269.9	$269.9
Unamortized original issue discount	(.1)	(.1)
OBH Senior Notes, carrying value	269.8	269.8

SIG Senior Notes, at face value	400.0	400.0
Unamortized original issue discount	(.7)	(.7)
SIG Senior Notes, carrying value	399.3	399.3

WTM Bank Facility	—	—
Other debt (1)	6.0	6.3
Old Lyme	2.1	2.1
Total debt	$677.2	$677.5

(1)  Other debt relates to White Mountains’ consolidation of Hamer and Bri-Mar.

Bank Facility

On August 12, 2011, White Mountains entered into a new revolving credit facility with a total commitment of $375.0 million (the “WTM Bank Facility”) with a syndicate of lenders administered by Bank of America, N.A.  As of March 31, 2012, the WTM Bank Facility was undrawn.

Debt Covenants

At March 31, 2012, White Mountains was in compliance with all of the covenants under the WTM Bank Facility, the OneBeacon U.S. Holdings, Inc. (“OBH”) Senior Notes and the SIG Senior Notes.

Old Lyme

On December 30, 2011, Sirius Group acquired the run-off loss reserve portfolio of Old Lyme (see Note 2).  As part of the acquisition, Sirius Group entered into a five-year $2.1 million purchase note.  The principal amount of the purchase note is subject to upward adjustments for favorable loss reserve development (up to 50% of $6.0 million) and downward adjustments for any adverse loss reserve development.

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

White Mountains’ income tax (expense) benefit for the three months ended March 31, 2012 and 2011 represented effective tax rates of (21.8)% and 22.8% which differed from the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States.

In arriving at the effective tax rate for the three months ended March 31, 2012 and 2011, White Mountains forecasted the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2012 and 2011 and included these gains (losses) in the effective tax rate calculation pursuant to ASC 740-270.

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

The IRS is conducting an examination of income tax returns for 2005 and 2006 for certain U.S. subsidiaries of OneBeacon.  On January 5, 2011, White Mountains received Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2005 and 2006. The estimated total assessment, including interest and utilization of alternative minimum and foreign tax credit carryovers, is $19.8 million. White Mountains disagrees with the adjustments proposed by the IRS and intends to defend its position. The timing of the resolution of these issues is uncertain, however, it is reasonably possible that the resolution could occur within the next twelve months.  An estimate of the range of potential outcomes cannot be made at this time. When ultimately settled, White Mountains does not expect the resolution of this examination to result in a material change to its financial position.

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

In March 2012, the Ministry of Finance in Sweden issued a proposed rule that, if enacted, would limit the deductibility of interest paid on certain intra-group debt instruments after January 1, 2013.  If the proposed rule is enacted as drafted, it could have a material effect on White Mountains financial condition and results of operations. (See Risk Factors on page 54).

Note 8. Variable Annuity Reinsurance

White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. At March 31, 2012 and December 31, 2011, the total guarantee value was approximately ¥232.7 billion (approximately $2.8 billion at exchange rates on that date) and ¥233.7 billion (approximately $3.0 billion at exchange rates on that date). The collective account values of the underlying variable annuities were approximately 84% and 78% of the guarantee value at March 31, 2012 and December 31, 2011.  The following table summarizes the pre-tax operating results of WM Life Re for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
Millions	2012	2011
Fees, included in other revenues	$8.0	$7.9
Change in fair value of variable annuity liability, included in other revenues	211.2	52.3
Change in fair value of derivatives, included in other revenues	(206.5)	(65.5)
Foreign exchange, included in other revenues	(23.0)	(4.6)
Other investment income and gains (losses)	(2.1)	(.4)
Total revenues	(12.4)	(10.3)
Change in fair value of variable annuity death benefit liabilities, included in other expenses	8.8	3.0
Death benefit claims paid, included in other expenses	(1.8)	(1.0)
General and administrative expenses	(1.3)	(.7)
Pre-tax loss	$(6.7)	$(9.0)

All of White Mountains’ variable annuity reinsurance liabilities were classified as Level 3 measurements at March 31, 2012 and 2011. The following tables summarize the changes in White Mountains’ variable annuity reinsurance liabilities and derivative instruments for the three periods ended March 31, 2012 and 2011:

	Variable Annuity (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total (4)
Balance at January 1, 2012	$(768.5)	$247.1	$39.2	$4.1	$290.4
Purchases	—	6.1	—	—	6.1
Realized and unrealized gains (losses)	220.0	(60.3)	(98.2)	(48.0)	(206.5)
Transfers in (out)	—	—	—	—	—
Sales/settlements	—	(9.1)	58.9	34.5	84.3
Balance at March 31, 2012	$(548.5)	$183.8	$(.1)	$(9.4)	$174.3

	Variable Annuity (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total (4)
Balance at January 1, 2011	$(610.2)	$275.3	$72.2	$—	$347.5
Purchases	—	5.0	—	—	5.0
Realized and unrealized gains (losses)	55.3	(25.2)	(20.7)	(19.6)	(65.5)
Transfers in (out)	—	—	—	—	—
Sales/settlements	—	(29.1)	3.3	26.9	1.1
Balance at March 31, 2011	$(554.9)	$226.0	$54.8	$7.3	$288.1

(1)        Consists of over-the-counter instruments.

(2)        Consists of interest rate swaps, total return swaps, foreign currency forward contracts, and bond forwards. Fair value measurement based upon bid/ask pricing quotes for similar instruments that are actively traded, where available.  Swaps for which an active market does not exist have been priced using observable inputs including the swap curve and the underlying bond index.

(3)        Consists of exchange traded equity index, foreign currency and interest rate futures. Fair value measurements based upon quoted prices for identical instruments that are actively traded.

(4)        In addition to derivative instruments, WM Life Re held cash, short-term and fixed maturity investments of $390.9 and $301.3 at March 31, 2012 and 2011 posted as collateral to its reinsurance counterparties.

The fair value of White Mountains’ variable annuity reinsurance liabilities are estimated using actuarial and capital market assumptions related to the projected discounted cash flows over the term of the reinsurance agreement. Assumptions regarding future policyholder behavior, including surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimates. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as the variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value estimates. Generally, the liabilities associated with these guarantees increase with declines in the equity markets, interest rates and currencies against the Japanese yen, as well as with increases in market volatilities. White Mountains uses derivative instruments, including put options, interest rate swaps, total return swaps on bond and equity indices and forwards and futures contracts on major equity indices, currency pairs and government bonds, to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. The types of inputs used to estimate the fair value of these derivative instruments, with the exception of actuarial assumptions regarding policyholder behavior and risk margins, are generally the same as those used to estimate the fair value of variable annuity liabilities.

The following summarizes quantitative information about significant unobservable inputs associated with the fair value estimates for variable annuity reinsurance liabilities and derivative instruments that have been classified as Level 3 measurements:

	March 31, 2012
($ in Millions) Description	Fair Value	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Variable annuity benefit guarantee liabilities	$548.5	Discounted cash flows	Surrenders	0.1% - 3.0%	0.7%
			Mortality	0.1% - 3.1%	1.3%
			Foreign exchange volatilities	12.1% - 28.7%	16.9%
			Index volatilities	11.9% - 30.2%	22.8%

Foreign exchange and equity index options	$183.8	Black-Scholes option pricing model	Expected equity dividends	1.4% - 6.2%	2.7%
			Foreign exchange volatilities	12.1% - 28.7%	16.9%
			Index volatilities	11.9% - 30.2%	22.8%

The following summarizes realized and unrealized derivative gains (losses) recognized in other revenues for the three months ended March 31, 2012 and 2011 and the carrying values, included in other assets, at March 31, 2012 and December 31, 2011, by type of instrument:

	Gains (Losses)		Carrying Value
	Three Months Ended		As of
	March 31,	March 31,	March 31,	December 31,
Millions	2012	2011	2012	2011
Fixed income/Interest rate	$(79.0)	$(6.2)	$4.0	$31.1
Foreign exchange	(55.0)	(47.4)	109.5	161.3
Equity	(72.5)	(11.9)	60.8	98.0
Total	$(206.5)	$(65.5)	$174.3	$290.4

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

Millions	March 31, 2012	December 31, 2011
Short-term investments	$43.9	$73.2
Fixed maturity securities	—	—
Total	$43.9	$73.2

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

Millions	March 31, 2012	December 31, 2011
OTC derivative instruments(1)	$190.7	$295.4
Collateral held	(43.9)	(73.2)
Collateral provided	115.4	83.0
Net exposure to credit losses on fair value of OTC instruments	$262.2	$305.2

(1)        Value of OTC derivative instruments as of March 31, 2012 and December 31, 2011 excludes adjustments for counterparty credit risk of $(7.0) and $(9.1) included in fair value under GAAP.

The following table summarizes uncollateralized amounts due under WM Life Re’s OTC derivative contracts:

Millions	Uncollateralized balance as of March 31, 2012	S&P Rating(1)
Citigroup(2)	$63.4	A-
Royal Bank of Scotland	59.8	A-
Bank of America	52.8	A-
JP Morgan(2)	35.8	A
Nomura(2)	28.5	BBB+
Barclays	17.9	A
Goldman Sachs(2)	4.0	A-
Total	$262.2

(1)        Standard & Poor’s (“S&P”) ratings as detailed above are: “A” (Strong, which is the sixth highest of twenty-one creditworthiness ratings), “A-” (Strong, which is the seventh highest of twenty-one creditworthiness ratings) and “BBB+” (Adequate, which is the eighth highest of twenty-one creditworthiness ratings).

(2)        Collateral provided (held) calculated under master netting agreement.

The OTC derivative contracts are subject to restrictions on liquidation of the instruments and distribution of proceeds under collateral agreements.  In addition, WM Life Re held cash, short-term and fixed maturity investments posted as collateral to its reinsurance counterparties.  The additional collateral consists of the following:

Millions	March 31, 2012	December 31, 2011
Cash	$360.1	$453.5
Short-term investments	1.5	.6
Fixed maturity investments	29.3	31.2
Total	$390.9	$485.3

Note 9. Earnings (Loss) Per Share

Basic earnings (loss) per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities.  Diluted earnings (loss) per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.  The following table outlines the Company’s computation of earnings (loss) per share from continuing operations for the three ended March 31, 2012 and 2011 (see Note 14 for earnings per share amounts for discontinued operations):

	Three Months Ended March 31,
	2012	2011
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’ common shareholders	$93.7	$(30.7)
Allocation of income for participating unvested restricted common shares	(1.0)	.2
Dividends declared on participating restricted common shares	(.1)	(.1)
Total allocation to restricted common shares	(1.1)	.1
Net income (loss) attributable to White Mountains’ common shareholders, net of restricted share amounts	$92.6	$(30.6)
Undistributed net earnings (in millions):
Net income (loss) attributable to White Mountains’ common shareholders, net of restricted common share amounts	$92.6	$(30.6)
Dividends declared net of restricted common share amounts	(6.6)	(7.9)
Total undistributed net earnings (loss), net of restricted common share amounts	$86.0	(38.5)
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	7,431.7	8,031.8
Average unvested restricted shares (1)	(78.3)	(57.1)
Basic earnings (loss) per share denominator	7,353.4	7,974.7
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	7,431.7	8,031.8
Average unvested restricted common shares (1)	(78.3)	(57.1)
Average outstanding dilutive options to acquire common shares (2)	—	—
Diluted earnings (loss) per share denominator	7,353.4	7,974.7
Basic earnings per share (in dollars):
Net income (loss) attributable to White Mountains’ common shareholders	$12.59	$(3.82)
Dividends declared	(1.00)	(1.00)
Undistributed earnings (loss)	$11.59	$(4.82)
Diluted earnings per share (in dollars)
Net income (loss) attributable to White Mountains’ common shareholders	$12.59	$(3.82)
Dividends declared	(1.00)	(1.00)
Undistributed earnings (loss)	$11.59	$(4.82)

(1)        Restricted shares outstanding vest either in equal annual installments or upon a stated date (see Note 12).

(2)        The diluted earnings (loss) per share denominator for the three months ended March 31, 2012 and 2011 do not include common shares issuable upon exercise of the Non-Qualified Options as they are anti-dilutive to the calculation.

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

Significant intercompany transactions among White Mountains’ segments have been eliminated herein. Financial information for White Mountains’ segments follows:

			Other
Millions	OneBeacon	Sirius Group	Operations	Total
Three months ended March 31, 2012
Earned insurance and reinsurance premiums	$272.8	$226.2	$—	$499.0
Net investment income	14.7	17.1	10.0	41.8
Net realized and unrealized investment gains	29.8	13.7	15.1	58.6
Other revenue	.1	18.3	12.8	31.2
Total revenues	317.4	275.3	37.9	630.6
Losses and loss adjustment expenses	149.3	113.4	—	262.7
Insurance and reinsurance acquisition expenses	57.4	51.0	—	108.4
Other underwriting expenses	48.8	26.0	—	74.8
General and administrative expenses	2.7	18.9	23.9	45.5
Interest expense on debt	4.1	6.5	.3	10.9
Total expenses	262.3	215.8	24.2	502.3
Pre-tax income	$55.1	$59.5	$13.7	$128.3

			Other
Millions	OneBeacon	Sirius Group	Operations	Total
Three months ended March 31, 2011
Earned insurance and reinsurance premiums	$245.1	$222.7	$—	$467.8
Net investment income	21.0	23.5	5.0	49.5
Net realized and unrealized investment gains (losses)	23.1	(36.1)	3.8	(9.2)
Other revenue	.8	24.9	(4.2)	21.5
Total revenues	290.0	235.0	4.6	529.6
Losses and loss adjustment expenses	130.4	228.0	—	358.4
Insurance and reinsurance acquisition expenses	49.0	41.7	—	90.7
Other underwriting expenses	49.3	23.8	—	73.1
General and administrative expenses	2.3	6.7	19.0	28.0
Interest expense on debt	6.3	6.5	.3	13.1
Total expenses	237.3	306.7	19.3	563.3
Pre-tax income (loss)	$52.7	$(71.7)	$(14.7)	$(33.7)

Note 11. Investments in Unconsolidated Affiliates

White Mountains’ investments in unconsolidated affiliates represent investments in other companies in which White Mountains has a significant voting and economic interest but does not control the entity.

Millions	March 31, 2012	December 31, 2011
Symetra common shares	$269.5	$261.0
Symetra warrants	23.7	12.6
Total investment in Symetra	293.2	273.6

Pentelia Capital Management	1.7	1.7
Total investments in unconsolidated affiliates	$294.9	$275.3

Symetra

At March 31, 2012 and December 31, 2011, White Mountains owned 17.4 million common shares of Symetra Financial Corporation (“Symetra”) and warrants to acquire an additional 9.5 million common shares. White Mountains accounts for its investment in common shares of Symetra using the equity method. At December 31, 2011, due to the prolonged low interest rate environment in which life insurance companies currently operate, White Mountains concluded that its investment in Symetra common shares was other-than-temporarily impaired and wrote down the GAAP book value of the investment to its estimated fair value of $261.0 million, or $15 per share at December 31, 2011.  White Mountains recorded $45.9 million of after-tax equity in losses of unconsolidated affiliates and $136.6 million of after-tax equity in net unrealized losses of unconsolidated affiliates.

Under the equity method, the GAAP carrying value of White Mountains’ investment in Symetra common shares is normally equal to the percentage of Symetra’s GAAP book value represented by White Mountains’ common share ownership, which was 15% at March 31, 2012. As a result of recording the write-down, White Mountains’ carrying value of its investment in Symetra differs from the carrying value derived under the equity method applying its ownership share against Symetra’s GAAP equity. The pre-tax basis difference of $195.8 million as of December 31, 2011 is being amortized over a 30 year period pro rata based on estimated future cash flows associated with Symetra’s underlying assets and liabilities to which the basis difference has been attributed. White Mountains continues to record its equity in Symetra’s earnings and net unrealized gains (losses). In addition, White Mountains recognizes the amortization of the basis difference through equity in earnings of unconsolidated affiliates and equity in net unrealized gains (losses) from investments in unconsolidated affiliates consistent with the original attribution of the writedown between equity in earnings and equity in net unrealized gains (losses). For the three months ended March 31, 2012, White Mountains recognized after-tax amortization of $1.0 million through equity in earnings of unconsolidated affiliates and $3.0 million through equity in net unrealized losses from investments in unconsolidated affiliates. At March 31, 2012, the pre-tax unamortized basis difference was $191.5 million.

White Mountains accounts for its Symetra warrants as derivatives with changes in fair value recognized through the income statement as a gain or loss recognized through other revenues.  White Mountains uses a Black Scholes valuation model to determine the fair value of the Symetra warrants.  The major assumptions used in valuing the Symetra warrants at March 31, 2012 were a risk free rate of 0.39%, volatility of 35.2%, an expected life of 2.33 years, a strike price of $11.49 per share and a share price of $11.53 per share.

The following table summarizes amounts recorded by White Mountains relating to its investment in Symetra for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Common			Common
Millions	Shares	Warrants	Total	Shares	Warrants	Total
Carrying value of investment in Symetra as of January 1	$261.0	$12.6	$273.6	$350.4	$37.1	$387.5
Equity in earnings (1)(2)	10.9	—	10.9	7.3	—	7.3
Equity in net unrealized losses from Symetra’s fixed maturity portfolio(3)	(1.2)	—	(1.2)	—	—	—
Dividends received	(1.2)	—	(1.2)	(.8)	—	(.8)
Increase (decrease) in value of warrants	—	11.1	11.1	—	(1.2)	(1.2)
Carrying value of investment in Symetra as March 31(4) (5)	$269.5	$23.7	$293.2	$356.9	$35.9	$392.8

(1)        Equity in earnings excludes tax expense of $0.7 and $0.6.

(2)        Equity in earnings includes $1.1 increase relating to the pre-tax amortization of Symetra common share impairment from December 31, 2011.

(3)        Net unrealized gains includes $3.2 increase relating to the pre-tax amortization of Symetra common share impairment from December 31, 2011.

(4)        Includes White Mountains’ equity in net unrealized (losses) gains from Symetra’s fixed maturity portfolio of $(1.2) and $63.7 as of March 31, 2012 and 2011, which exclude tax expense of $0 and $5.2.

(5)        The aggregate value of White Mountains’ investment in common shares of Symetra was $200.6 based upon the quoted market price of $11.53 per share at March 31, 2012.

During the three months ended March 31, 2012, White Mountains received cash dividends from Symetra of $1.2 million on its common share investment that was recorded as a reduction of White Mountains’ investment in Symetra.  During the three months ended March 31, 2012, White Mountains also received cash dividends from Symetra of $0.7 million on its investment in Symetra warrants that was recorded in net investment income.

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

Share-Based Compensation Based on White Mountains Common Shares

WTM Performance Shares

Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Performance share awards vest, subject to the attainment of performance goals, at the end of a three-year period and are valued based on the market value of common shares at the time awards are paid.  The following table summarizes performance share activity for the three months ended March 31, 2012 and 2011 for performance shares granted under the WTM Incentive Plan and phantom performance shares granted under the Sirius Group Performance Plan (the “WTM Phantom Share Plan”):

	Three Months Ended March 31,
	2012		2011
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	150,064	$66.1	163,184	$29.4
Shares paid or expired (1)	(68,357)	(48.4)	(51,131)	—
New grants	35,932	—	37,425	—
Assumed forfeitures and cancellations (2)	811	1.0	342	(.1)
Expense recognized	—	8.7	—	6.3
Ending March 31,	118,450	$27.4	149,820	$35.6

(1)        WTM performance share payments in 2012 for the 2009-2011 performance cycle ranged from 147% to 155% of target.  There were no payments made in 2011 for the 2008-2010 performance cycle; those performance shares did not meet the threshold performance goals and expired.

(2)        Amounts include changes in assumed forfeitures, as required under GAAP.

For the 2009-2011 performance cycle, the Company issued common shares for 9,577 performance shares earned and all other performance shares earned were settled in cash.

If 100% of the outstanding WTM performance shares had vested on March 31, 2012, the total additional compensation cost to be recognized would have been $34.5 million, based on accrual factors at March 31, 2012 (common share price and payout assumptions).

Performance Shares granted under the WTM Incentive Plan

The following table summarizes performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan at March 31, 2012 for each performance cycle:

	Target WTM
	Performance
	Shares	Accrued
Millions, except share amounts	Outstanding	Expense
Performance cycle:
2010 – 2012	42,890	$15.4
2011 – 2013	37,675	8.9
2012 – 2014	35,932	1.7
Sub-total	116,497	26.0
Assumed forfeitures	(2,912)	(.7)
Total at March 31, 2012	113,585	$25.3

Phantom Performance Shares granted under WTM Phantom Share Plan

The following table summarizes phantom performance shares outstanding and accrued expense for grants made under WTM Phantom Share Plan at March 31, 2012 for each performance cycle:

	Target WTM
	Phantom
	Performance
	Shares	Accrued
Millions, except share amounts	Outstanding	Expense
Performance cycle:
2010 – 2012	4,990	$2.1
2011 – 2013(1)	—	—
2012 – 2014(1)	—	—
Sub-total	4,990	2.1
Assumed forfeitures	(125)	—
Total at March 31, 2012,	4,865	$2.1

(1)        All performance shares for the 2011-2013 and 2012-2014 performance cycles were granted from the WTM Incentive Plan

Restricted Shares

The following outlines the unrecognized compensation cost associated with the outstanding restricted share awards for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012		2011
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	72,000	$13.3	46,250	$14.1
Issued	28,460	13.7	27,000	9.8
Vested	(7,000)	—	—	—
Forfeited	—	—	—	—
Expense recognized	—	(2.5)	—	(2.2)
Non-vested at March 31,	93,460	$24.5	73,250	$21.7

During the first quarter of 2012, White Mountains issued 25,460 restricted shares that vest on January 1, 2015 and 3,000 restricted shares that vest in two equal annual installments beginning in February 2014.  During the first quarter of 2011, White Mountains issued 27,000 restricted shares that vest on January 1, 2014.

The restricted shares contain dividend participation features, and therefore, are considered participating securities. The unrecognized compensation cost at March 31, 2012 is expected to be recognized ratably over the remaining vesting periods.

Non-Qualified Options

In January 2007, the Company issued 200,000 seven-year Non-Qualified Options to the Company’s Chairman and CEO that vested in equal annual installments over five years and that had an initial exercise price of $650 per common share that escalated at an annual rate of 5% less the annual regular dividend rate.  At the 2010 Annual General Meeting of Members held on May 26, 2010,  the Company’s shareholders approved the following amendments to the Non-Qualified Options: (1) extend the term of the Non-Qualified Options by three years to January 20, 2017; (2) freeze the exercise price at $742 per common share, the exercise price on February 24, 2010; (3) extinguish 75,000 of the 200,000 Non-Qualified Options; and (4) limit the potential in-the-money value of the Non-Qualified Options in excess of $100 million to 50% of the amount in excess of $100 million.  For the three months ended March 31, 2011, White Mountains recognized $0.1 million of expense.  As of March 31, 2011 the Non-Qualified Options were fully amortized.

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

OneBeacon Performance Shares

OneBeacon performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash.  OneBeacon performance share awards vest, subject to the attainment of performance goals, at the end of a three-year period and are valued based on the market value of OneBeacon Ltd. common shares at the time awards are paid.  The following table summarizes performance share activity for the three months ended March 31, 2012 and 2011 for OneBeacon performance shares granted under the OneBeacon Incentive Plan:

	Three Months Ended March 31,
	2012		2011
	Target		Target
	Performance		Performance
	Shares	Accrued	Shares	Accrued
Millions, except share amounts	Outstanding	Expense	Outstanding	Expense
Beginning of period	642,667	$9.7	1,464,295	$18.5
Payments and deferrals (1)(2)	(249,733)	(7.5)	(936,150)	(10.5)
New awards	181,290	—	194,900	—
Assumed forfeitures and cancellations (3)	(4,479)	—	(4,873)	—
Expense recognized	—	1.0	—	.4
Ending March 31,	569,745	$3.2	718,172	$8.4

(1)          OneBeacon performance share payments in 2012 for the 2009-2011 performance cycle were at 138.6% of target. OneBeacon performance shares payments in 2011 for the 2008-2010 performance cycle were at 68.5% of target. Amounts include deposits into OneBeacon’s deferred compensation plan.

(2)          OneBeacon performance share payments also include accelerated payments resulting from the OneBeacon Personal Lines and Commercial Lines Transactions. The accelerated OneBeacon performance shares payments for the 2009-2011 and 2010-2012 performance cycles were on a pro rata basis and at a performance factor of 100%.

(3)   Amounts include changes in assumed forfeitures, as required under GAAP.

If 100% of the outstanding OneBeacon performance shares had been vested on March 31, 2012, the total additional compensation cost to be recognized would have been $4.6 million, based on accrual factors at March 31, 2012 (common share price and payout assumptions).

The following table summarizes OneBeacon performance shares outstanding awarded under the OneBeacon Incentive Plan at March 31, 2012 for each performance cycle:

	Target OneBeacon
	Performance
	Shares	Accrued
Millions, except share amounts	Outstanding	Expense
Performance cycle:
2009 – 2011	9,168	$.3
2010 – 2012	242,098	1.6
2011 – 2013	151,563	1.1
2012 – 2014	181,290.3
Sub-total	584,119	3.3
Assumed forfeitures	(14,374)	(.1)
Total at March 31, 2012	569,745	$3.2

OneBeacon Restricted Shares

The following outlines the unrecognized compensation cost associated with the outstanding restricted share awards for the three months ended March 31, 2012:

	Three Months Ended March 31,
	March 31, 2012
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	630,000	$7.7
Issued	300,000	4.6
Vested	—	—
Forfeited	—	—
Expense recognized	—	(.4)
Non-vested at March 31,	930,000	$11.9

On March 1, 2012, OneBeacon issued 300,000 restricted shares that vest in two equal annual installments beginning on February 28, 2014.

On May 25, 2011, OneBeacon issued 630,000 restricted shares to its CEO that vest in four equal annual installments beginning on February 22, 2014.   Concurrently with the grant of the restricted shares, 35,000 OneBeacon performance shares issued to OneBeacon’s CEO for the 2011-2013 performance share cycle were forfeited and performance share awards to OneBeacon’s CEO for the next 5 years will also be reduced by 35,000 shares.

The restricted shares contain dividend participation features, and therefore, are considered participating securities.  The unrecognized compensation cost at March 31, 2012 is expected to be recognized ratably over the remaining vesting periods.

Non-Qualified Options

In November 2006, in connection with its initial public offering, OneBeacon Ltd. issued to its key employees 1,420,000 OneBeacon Non-Qualified Options to acquire OneBeacon Ltd. common shares at an above-market fixed exercise price. The following table summarizes option activity for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012		2011
Millions, except share amounts	Target Options Outstanding	Expense Amortized	Target Options Outstanding	Expense Amortized
Beginning of period	740,870	$5.0	768,652	$4.5
New awards	—	—	—	—
Forfeitures and cancellations	—	—	—	—
Vested and expired	—	—	—	—
Exercised	—	—	—	—
Expense recognized	—	—	—	.1
Ending March 31,	740,870	$5.0	768,652	$4.6

The options vest in equal installments on each of the third, fourth and fifth anniversaries of their issuance and expire 5.5 years from the date of issuance. The fair value of each option award at grant was estimated using a Black-Scholes option pricing model using an expected volatility assumption of 30%, a risk-free interest rate assumption of 4.6%, a forfeiture assumption of 5%, an expected dividend rate assumption of 3.4% and an expected term assumption of 5.5 years. The options originally had a per share exercise price of $30.00. On May 27, 2008, the OneBeacon Compensation Committee of the Board of Directors (the “OB Compensation Committee”) amended the exercise price to $27.97 as a result of the $2.03 per share special dividend paid in the first quarter of 2008.  On November 16, 2010, the OB Compensation Committee adjusted the exercise price to $25.47 as a result of the $2.50 per share special dividend paid in the third quarter of 2010. The compensation expense associated with the options and the incremental fair value of the award modification is being recognized ratably over the remaining period. As of December 31, 2011 the OneBeacon Non-Qualified Options were fully amortized.

Restricted Stock Units

The Non-Qualified Options granted by OneBeacon Ltd., in connection with its initial public offering, did not include a mechanism in the options to reflect the contribution to total return from the regular quarterly dividend.  As a result, during the first quarter of 2008, OneBeacon granted 116,270 Restricted Stock Units (“RSUs”) to actively employed option holders that were scheduled to vest one-third on each of November 9, 2009, 2010 and 2011 subject to, for each vesting tranche of units, the attainment of 4% growth in OneBeacon’s book value per share from January 1, 2008 through the end of the calendar year immediately following the applicable vesting date.  Consistent with the terms of the RSU plan, all three tranches of RSUs vested and were deferred into a OneBeacon non-qualified deferred compensation plan that will be paid out in May 2012 in cash or shares at the discretion of the OB Compensation Committee. The expense associated with the RSUs was recognized over the vesting period.

Note 13. Fair Value of Financial Instruments

White Mountains carries its financial instruments on its balance sheet at fair value with the exception of its fixed-rate, long-term indebtedness and the SIG Preference Shares, which are recorded as noncontrolling interest.  The following table summarizes the fair value and carrying value of financial instruments as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
OBH Senior Notes	$277.7	$269.8	$277.4	$269.8
SIG Senior Notes	417.8	399.3	418.6	399.3
SIG Preference Shares	240.0	250.0	217.5	250.0

The fair value estimate for the OBH Senior Notes has been determined using observable inputs for similar instruments and is considered a Level 2 measurement. The fair value estimates for the SIG Senior Notes and the SIG Preference Shares have been determined based on indicative broker quotes and are considered to be Level 3 measurements.

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

AutoOne

On February 22, 2012, OneBeacon completed the sale of the AutoOne business to Interboro. AutoOne operated as a division within OneBeacon that offered products and services to automobile assigned risk markets. The transaction included the sale of two insurance entities, AOIC and AOSIC, through which substantially all of the AutoOne business was written on a direct basis. For the three months ended March 31, 2012, the results of operations for the AutoOne business have been classified as discontinued operations and are presented, net of related income taxes, in the statement of comprehensive income. Prior year results of operations have been reclassified to conform to the current period’s presentation. The AutoOne disposal group excludes investing and financing activities from amounts classified as discontinued operations. OneBeacon’s investing and financing operations are conducted on an overall consolidated level and accordingly, there were no separately identifiable cash investing or financing cash flows associated with AutoOne. The assets and liabilities associated with the AutoOne business as of December 31, 2011 have been presented in the balance sheet as held for sale.

The following summarizes the assets and liabilities associated with the businesses classified as held for sale:

Millions	December 31, 2011
Assets held for sale
Fixed maturity investments, at fair value	$111.8
Total investments	111.8
Cash	5.5
Insurance premiums receivable	8.8
Deferred acquisition costs	2.2
Deferred tax asset	1.9
Other assets	2.4
Total assets held for sale	$132.6
Liabilities held for sale
Loss and loss adjustment expense reserves	$64.7
Unearned insurance premiums	34.1
Other liabilities	8.8
Total liabilities held for sale	107.6
Net assets held for sale	$25.0

The following summarizes the results of operations, including related income taxes associated with the businesses classified as discontinued operations:

Millions, except per share amounts	Three Months Ended March 31,
	2012	2011
Revenues
Earned insurance premiums	$7.8	$227.7
Net investment income	—	4.0
Net realized and unrealized investment gains (losses)	—	3.4
Other revenue	—	17.7
Total revenues	7.8	252.8
Expenses
Loss and loss adjustment expenses	6.7	168.1
Insurance and reinsurance acquisition expenses	1.0	49.5
Other underwriting expenses	.2	21.5
General and administrative expenses	—	12.5
Total expenses	7.9	251.6
Pre-tax (loss) income	(.1)	1.2
Income tax benefit	.2	1.3
Income from discontinued operations	$.1	$2.5

Earnings Per Share

Basic earnings per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities.  Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding. The following table outlines the computation of earnings per share for discontinued operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Basic and diluted earnings per share numerators (in millions):
Net income attributable to White Mountains’ common shareholders	$.1	$2.5
Allocation of income for participating unvested restricted common shares	—	—
Net income attributable to White Mountains’ common shareholders, net of restricted common share amounts(2)	$.1	$2.5
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	7,431.7	8,031.8
Average unvested restricted common shares (1)	(78.3)	(57.1)
Basic earnings per share denominator	7,353.4	7,974.7
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	7,431.7	8,031.8
Average unvested restricted common shares (1)	(78.3)	(57.1)
Average outstanding dilutive options to acquire common shares	—	—
Diluted earnings per share denominator	7,353.4	7,974.7
Basic and diluted earnings per share (in dollars):	$.02	$.31

(1)        Restricted common shares outstanding vest either in equal annual installments or upon a stated date (see Note 12).

(2)        Net income (loss) attributable to White Mountains’ common shareholders, net of restricted share amounts, is equal to undistributed earnings (loss) for the three months ended March 31, 2012 and 2011.

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

The following discussion also includes three non-GAAP financial measures - adjusted comprehensive income (loss), adjusted book value per share and total adjusted capital - that have been reconciled to their most comparable GAAP financial measures (see page 52). White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Overview

White Mountains ended the first quarter of 2012 with an adjusted book value per share of $565, up 4.5% for the first quarter, including dividends. White Mountains reported adjusted comprehensive income of $117 million for the first quarter of 2012 compared to adjusted comprehensive income of $34 million for the first quarter of 2011.  The increase in adjusted book value per share in the first quarter of 2012 was driven by investment returns, share repurchases and strong underwriting results.

White Mountains’ GAAP pre-tax total return on invested assets was 2.0% for the first quarter of 2012, which included 0.4% of foreign currency gains, compared to 2.0% for the first quarter of 2011, including 0.8% of foreign currency gains. Adjusted book value per share increased $3 in the first quarter of 2012 from foreign currency translation gains, due primarily to the weakening U.S. dollar, compared to an increase of $5 from foreign currency translation gains in the first quarter of 2011.

During the first quarter of 2012, White Mountains repurchased and retired 974,458 of its common shares for $484 million at an average share price of $497, which was approximately 88% of White Mountains’ March 31, 2012 adjusted book value per share. Share repurchases increased adjusted book value per share by $7 in the first quarter of 2012 and $3 in the first quarter of 2011.

OneBeacon grew its book value per share by 5% in the first quarter of 2012, including dividends.  OneBeacon’s total GAAP combined ratio was 94% for the first quarter of 2012 compared to 93% for the first quarter of last year and its specialty lines combined ratio was 89% for the first quarter of 2012 compared to 94% for the first quarter of last year. The improvement in its specialty lines combined ratio was offset by run-off claims, which added 5 points to OneBeacon’s total GAAP combined ratio.  Sirius Group’s GAAP combined ratio was 84% for the first quarter of 2012 compared to 132% for the first quarter of last year.  The decrease was primarily due to lower catastrophe losses, which had minimal impact on the combined ratio for the first quarter of 2012, compared to 56 points for the first quarter of last year, which included $80 million related to the Japan earthquake and tsunami and $42 million related to a New Zealand earthquake.

White Mountains’ total net written premiums increased 10% to $654 million in the first quarter of 2012 compared to $597 million in the first quarter of 2011.  OneBeacon’s specialty lines net written premiums increased 17% to $303 million in the first quarter of 2012 with increases in most lines.  Sirius Group’s net written premiums were $351 million in the first quarter of 2012, an increase of 4% from the comparable 2011 period, primarily due to increases in the property and accident and health lines of business.

Adjusted Book Value Per Share

The following table presents White Mountains’ adjusted book value per share and reconciles this non-GAAP measure to the most comparable GAAP measure. (See NON-GAAP FINANCIAL MEASURES on page 52).

	March 31, 2012	Dec. 31, 2011	March 31, 2011
Book value per share numerators (in millions):
White Mountains’ common shareholders’ equity	$3,718.8	$4,087.7	$3,595.2
Equity in net unrealized losses (gains) from Symetra’s fixed maturity portfolio	1.2	—	(58.5)
Adjusted book value per share numerator(1)	$3,720.0	$4,087.7	$3,536.7
Book value per share denominators (in thousands of shares):
Common shares outstanding	6,638.9	7,577.9	7,975.5
Unearned restricted shares	(59.4)	(37.6)	(58.2)
Adjusted book value per share denominator(1)	6,579.5	7,540.3	7,917.3
Book value per share	$560.16	$539.43	$450.78
Adjusted book value per share	$565.38	$542.11	$446.70
Dividends declared per share	$1.00	$1.00	$1.00

(1)          Excludes out of-the-money stock options.

Review of Consolidated Results

White Mountains’ consolidated financial results for the three months ended March 31, 2012 and 2011 follow:

	Three Months Ended March 31,
Millions	2012	2011
Gross written premiums	$783.5	$717.5
Net written premiums	$654.4	$597.3

Revenues
Earned insurance and reinsurance premiums	$499.0	$467.8
Net investment income	41.8	49.5
Net realized and unrealized investment gains (losses)	58.6	(9.2)
Other revenue — foreign currency translation gains	18.4	24.6
Other revenue — Hamer and Bri-Mar	8.2	4.1
Other revenue — Symetra warrants	11.1	(1.2)
Other revenue — other	(6.5)	(6.0)
Total revenues	630.6	529.6
Expenses
Losses and LAE	262.7	358.4
Insurance and reinsurance acquisition expenses	108.4	90.7
Other underwriting expenses	74.8	73.1
General and administrative expenses	31.2	22.0
General and administrative expenses — Hamer and Bri-Mar	7.2	3.9
Accretion of fair value adjustment to loss and LAE reserves	7.1	2.1
Interest expense on debt	10.9	13.1
Total expenses	502.3	563.3
Pre-tax income (loss)	128.3	(33.7)
Income tax (expense) benefit	(28.0)	7.7
Net income (loss) from continuing operations	100.3	(26.0)
Net income from discontinued operations, net of tax	.1	2.5
Equity in earnings of unconsolidated affiliates, net of tax	10.2	6.7
Net income (loss)	110.6	(16.8)
Net income attributable to noncontrolling interests	(16.8)	(11.4)
Net income (loss) attributable to White Mountains’ common shareholders	93.8	(28.2)
Other comprehensive income, net of tax	22.3	62.0
Comprehensive income attributable to White Mountains’ common shareholders	116.1	33.8
Change in equity in net unrealized losses from Symetra’s fixed maturity portfolio	1.2	—
Adjusted comprehensive income	$117.3	$33.8

Consolidated Results —Three Months Ended March 31, 2012 versus Three Months Ended March 31, 2011

White Mountains’ total revenues increased 19% to $631 million in the first quarter of 2012 compared to $530 million in the first quarter of 2011, primarily due to higher investment gains, earned insurance and reinsurance premiums and mark-to-market gains on the Symetra warrants.  Earned premiums were up 7% to $499 million in the first quarter of 2012 from increases at both OneBeacon and Sirius Group.  Net investment income was down 16% to $42 million in the first quarter of 2012, primarily from lower fixed maturity yields and the gradual shift in White Mountains’ investment portfolio to common equity securities. White Mountains reported net realized and unrealized investment gains of $59 million in the first quarter of 2012 compared to $9 million of losses in the first quarter of 2011 (see Investment Returns on page 42).  Other revenues increased to $31 million in the first quarter of 2012 from $22 million in the first quarter of 2011, due primarily to higher mark-to-market gains on the Symetra warrants.

White Mountains’ total expenses decreased 11% to $502 million in the first quarter of 2012 compared to $563 million in the first quarter of 2011.  White Mountains’ losses and LAE expenses decreased 27%, as the first quarter of 2012 included only $4 million of catastrophe losses compared to $131 million in catastrophe losses in the first quarter of 2011, primarily from the Japan earthquake and tsunami and the New Zealand earthquake. General and administrative expenses increased 42% to $31 million, primarily due to increased incentive compensation expenses as a result of the increase in White Mountains’ share price during the quarter, as well as severance and separation costs at Sirius Group resulting from a recent staff reduction.

White Mountains’ income tax (expense) benefit for the first quarter of 2012 and 2011 represented effective tax rates of (21.8)% and 22.8%, which differed from the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States.

I. Summary of Operations By Segment

White Mountains conducts its operations through three segments: (1) OneBeacon, (2) Sirius Group, and (3) Other Operations. While investment results are included in these segments, because White Mountains manages the majority of its investments through its wholly-owned subsidiary, WM Advisors, a discussion of White Mountains’ consolidated investment operations is included after the discussion of operations by segment. White Mountains’ segment information is presented in Note 10 —“Segment Information” to the Consolidated Financial Statements.

OneBeacon

Financial results for OneBeacon for the three months ended March 31, 2012 and 2011 follow:

	Three Months Ended March 31,
Millions	2012	2011
Gross written premiums	$319.5	$274.1
Net written premiums	$303.6	$259.9

Earned insurance and reinsurance premiums	$272.8	$245.1
Net investment income	14.7	21.0
Net realized and unrealized investment gains	29.8	23.1
Other revenue	.1	.8
Total revenues	317.4	290.0
Losses and LAE	149.3	130.4
Insurance and reinsurance acquisition expenses	57.4	49.0
Other underwriting expenses	48.8	49.3
General and administrative expenses	2.7	2.3
Interest expense on debt	4.1	6.3
Total expenses	262.3	237.3
Pre-tax income	$55.1	$52.7

The following table presents OneBeacon’s book value per share.

	Three Months Ended March 31,	Year Ended Dec. 31,	Three Months Ended March 31,
(Millions, except per share amounts)	2012	2011	2011
OneBeacon book value per share:
OneBeacon common shareholders’ equity	$1,138.4	$1,099.8	$1,251.3
OneBeacon common shares outstanding	95.4	95.1	94.4
OneBeacon book value per common share	$11.93	$11.56	$13.26
Dividends paid per common share	$.21	$1.84	$.21

The following tables provide OneBeacon’s GAAP ratios, net written premiums and earned insurance premiums for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012		2011
($ in millions)	Specialty	Total(1)	Specialty	Total(1)
GAAP Ratios:
Loss and LAE	50%	55%	55%	53%
Expense	39%	39%	39%	40%
Combined	89%	94%	94%	93%
Net written premiums	$303.1	$303.6	$258.3	$259.9
Earned premiums	$271.8	$272.8	$241.9	$245.1

(1)          Includes OneBeacon’s Other business that is primarily businesses that are now in run-off or were sold prior to 2011. Accordingly, GAAP ratios for Other business in 2012 and 2011 are not meaningful.

OneBeacon Results - Three Months Ended March 31, 2012 versus Three Months Ended March 31, 2011

OneBeacon ended the first quarter of 2012 with a book value per share of $11.93, an increase of 5% from December 31, 2011, including dividends. The increase is primarily due to investment returns and strong specialty lines underwriting results, partially offset by run-off claims. The increase also includes a $14 million increase from the sale of OneBeacon Holdings (Luxembourg) S.à r.l. to Sirius Group. The transaction was recorded as an increase in OneBeacon’s equity and was eliminated in White Mountains’ consolidated financial statements.

OneBeacon’s total GAAP combined ratio was 94% for the first quarter of 2012 compared to 93% for the first quarter of 2011. OneBeacon’s specialty lines GAAP combined ratio was 89% for the first quarter of 2012 compared to 94% for the first quarter of 2011, reflecting improved current accident year results that benefited from 2 points less of catastrophe losses compared to the first quarter of 2011. The improvement in the specialty lines GAAP combined ratio was more than offset by higher loss reserve development. The first quarter of 2012 included 4 points of unfavorable loss reserve development, driven by 5 points of unfavorable development in the run-off business, including development related to multiple peril lines and general liability lines and the impact of an adverse court ruling in Mississippi regarding a disputed assessment from an involuntary pool for hurricane Katrina claims in 2005.  The first quarter of 2011 included 2 points of favorable loss reserve development related to lower than expected severity on non-catastrophe losses on professional liability lines, multiple peril liability lines and other general liability lines. The first quarter of 2012 included 1 point of catastrophe losses primarily related to tornados in the midwestern United States, compared to 3 points of catastrophe losses in the first quarter of 2011 primarily related to storms in the eastern, central and western United States.

OneBeacon’s net written premiums increased 17% in the first quarter of 2012 to $304 million, compared to $260 million in the first quarter of 2011. The increase was primarily due to an $11 million increase from OneBeacon Professional Insurance, primarily related to the medical excess line and the management liability line, increases of $9 million from OneBeacon Technology Insurance, $7 million from OneBeacon Accident Group, $4 million from OneBeacon Government Risks, $4 million from OneBeacon Energy Group, $4 million from its collector cars and boats business and $4 million from OneBeacon Entertainment, all primarily related to growth in new business.

On February 22, 2012, OneBeacon completed its previously announced sale of AutoOne to Interboro Holdings, Inc.

In 2008, OneBeacon began writing the collector car and boat business through an exclusive agreement with Hagerty.  Under the agreement, commencing March 28, 2012, either party may give written notice of termination to be effective one year from the date of notice.   In early 2012, Hagerty advised OneBeacon that it had entered into an agreement with another party with whom it expected to work when the agreement with OneBeacon ends.  As of the date hereof, OneBeacon has not received a written termination notice from Hagerty, and Hagerty has recently advised us that they do not intend to deliver a notice of termination during 2012.

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

For the first quarter of 2012, OneBeacon’s net combined ratio was higher than its gross combined ratio by 5 points, primarily due to the impact of the cost of property reinsurance and facultative reinsurance. For the first quarter of 2011, OneBeacon’s net combined ratio was higher than its gross combined ratio by 5 points, primarily due to the cost of property reinsurance and facultative reinsurance.

Sirius Group

Financial results and GAAP combined ratios for Sirius Group for the three months ended March 31, 2012 and 2011 follow:

	Three Months Ended March 31,
($ in millions)	2012	2011
Gross written premiums	$464.0	$443.4
Net written premiums	$350.8	$337.4

Earned insurance and reinsurance premiums	$226.2	$222.7
Net investment income	17.1	23.5
Net realized and unrealized investment gains (losses)	13.7	(36.1)
Other revenue - foreign currency translation gains	18.4	24.6
Other revenue	(.1)	.3
Total revenues	275.3	235.0
Losses and LAE	113.4	228.0
Insurance and reinsurance acquisition expenses	51.0	41.7
Other underwriting expenses	26.0	23.8
General and administrative expenses	11.8	4.6
Accretion of fair value adjustment to loss and LAE reserves	7.1	2.1
Interest expense on debt	6.5	6.5
Total expenses	215.8	306.7
Pre-tax income (loss)	$59.5	$(71.7)
GAAP ratios:
Losses and LAE	50%	102%
Expense	34%	30%
Combined	84%	132%

Sirius Group Results - Three Months Ended March 31, 2012 versus Three Months Ended March 31, 2011

Sirius Group’s GAAP combined ratio was 84% for the first quarter of 2012 compared to 132% for the first quarter of 2011.  The decrease was primarily due to lower catastrophe losses.  Catastrophe losses had minimal impact on the combined ratio for the first quarter of 2012 compared to 56 points for the first quarter of last year, which included $80 million related to the Japan earthquake and tsunami and $42 million related to a New Zealand earthquake.  For the first quarter of 2012, favorable net loss reserve development was 3 points, as reductions of loss reserves for the 2011 Japan earthquake of $8 million and from commutations were partially offset by increases to asbestos and environmental reserves and reserves for other prior period catastrophe losses.  For the first quarter of 2011, favorable net loss reserve development was 5 points, which was primarily from a $5 million reduction of loss reserves for the Chile earthquake and $9 million of favorable loss reserve development on a 1999 aviation loss.

Sirius Group’s gross written premiums increased 5% to $464 million in the first quarter of 2012 from $443 million for the first quarter of 2011, while net written premiums increased 4% to $351 million in the first quarter of 2012 from $337 million in 2011.  These increases were primarily due to the property and accident and health lines of business.  Earned premiums increased 2% to $226 million in the first quarter of 2012 from $223 million for the first quarter of 2011 as increases in the accident and health and trade credit lines of business were offset by decreases in the casualty and agriculture lines.

Sirius Group’s other revenues consisted of $18 million of foreign currency translation gains recorded in the first quarter of 2012 compared to $25 million of foreign currency translation gains in the first quarter of 2011. (See Foreign Currency Translation on page 43).

Sirius Group’s other underwriting expenses increased $2 million in the first quarter of 2012, primarily due to higher professional fees mainly from systems initiatives.  General and administrative expense increased by $7 million, primarily due to severance and separation costs as a result of a recent reduction in staff.  Accretion of fair value adjustment to losses and LAE reserves increased by $5 million in the first quarter of 2012 due to the acceleration of the amortization of the purchase accounting established for the acquisition of Scandinavian Re.  This acceleration was a result of a final settlement and commutation of Scandinavian Re’s multi-year retrocessional Casualty Aggregate Stop Loss Agreement with St. Paul. (See Legal Proceedings in White Mountains’ 2011 Form 10-K for a complete description of this matter).

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

Sirius Group’s gross and net combined ratios for the first quarter of 2012 were both 84%. For the first quarter of 2011, the gross combined ratio was lower than the net combined ratio by 11 points.  The higher net combined ratio for the first quarter of 2011 was primarily due to the losses from the earthquakes in Japan and New Zealand, nearly all of which were not ceded under White Mountains Re’s retrocessional reinsurance coverage.

Other Operations

A summary of White Mountains’ financial results from its Other Operations segment for the three months ended March 31, 2012 and 2011 follows:

	Three Months Ended March 31,
Millions	2012	2011
Net investment income	$10.0	$5.0
Net realized and unrealized investment gains	15.1	3.8
Other revenue - Hamer and Bri-Mar	8.2	4.1
Other revenue — Symetra warrants	11.1	—
Other revenue (losses)	(6.5)	(8.3)
Total revenues	37.9	4.6
General and administrative expenses - Hamer and Bri-mar	7.2	3.9
General and administrative expenses	16.7	15.1
Interest expense — debt	.3	.3
Total expenses	24.2	19.3
Pre-tax income (loss)	$13.7	$(14.7)

Other Operations Results - Three Months Ended March 31, 2012 versus Three Months Ended March 31, 2011

White Mountains’ Other Operations segment reported pre-tax income in the first quarter of 2012 of $14 million, compared to $15 million of pre-tax loss in the first quarter of 2011.  This improvement was driven by increased net investment income and investment gains due to a higher invested asset base, higher mark-to-market gains on the Symetra warrants and slightly lower losses from WM Life Re, somewhat offset by higher incentive compensation expenses that were driven by the increase in White Mountains’ share price during the quarter. The higher invested asset base was primarily the result of the investment of the Esurance Sale proceeds and capital distributed from the Sirius Group in connection with their reorganization in the fourth quarter of 2011, partially offset by amounts used in share repurchases.  WM Life Re reported a pre-tax loss of $7 million in the first quarter of 2012 and a $9 million pre-tax loss in the first three months of 2011.

II. Summary of Investment Results

Investment Returns

For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a better comparison to benchmark returns, while all dollar amounts are presented net of any management fees and trading expenses.  A summary of White Mountains’ consolidated pre-tax investment results for the three months ended March 31, 2012 and 2011 follows:

Pre-tax investment results	Three Months Ended March 31,
Millions	2012	2011
Net investment income	$41.8	$49.5
Net realized and unrealized investment gains (losses) (1)	58.6	(9.2)
Net unrealized foreign currency gains on investments (2)	56.8	122.9
Pre-tax investment gains included in discontinued operations	—	7.4
Total GAAP pre-tax investment gains	$157.2	$170.6

(1)          Includes foreign currency gains (losses) of $(25.1) and $(50.3)

(2)          Amounts recognized through other comprehensive income. Excludes non-investment related foreign currency losses of $(30.6) and $(61.1).

Gross investment returns and benchmark returns

	Three Months Ended March 31,
	2012	2011
Fixed maturity investments	1.7%	1.7%
Short-term investments	0.2%	0.6%
Total fixed income	1.5%	1.6%
Barclay’s U.S. Intermediate Aggregate Index	0.7%	0.5%
Common stocks	5.1%	4.5%
Convertible securities	5.5%	2.5%
Other long-term investments	3.7%	5.6%
Total equities, convertible securities and other long-term investments	4.8%	4.6%
S&P 500 Index (total return)	12.6%	5.9%
Total consolidated portfolio	2.0%	2.0%

White Mountains’ GAAP pre-tax total return on invested assets was 2.0% for the first quarter of 2012, which included 0.4% of foreign currency gains, compared to 2.0% for the first quarter of 2011, including 0.8% of foreign currency gains. White Mountains’ fixed income portfolio returned 1.5%, which included 0.5% of foreign currency gains for the first quarter of 2012. White Mountains’ high-quality, short-duration, fixed income portfolio (a duration of approximately 2.8 years, including short term investments, and an average credit rating of AA at March 31, 2012) outperformed the longer-duration benchmark as interest rates rose during the first quarter of 2012. White Mountains’ value-oriented equity portfolio returned 4.8% for the quarter, which lagged the S&P 500 Index return of 12.6%. This under performance reflects large positions in convertible fixed maturities and other long-term investments (as opposed to common stocks). It also reflects under weight exposure in common stocks to the technology, consumer products and financial services sectors.

WM Advisors has a sub-advisory agreement with Prospector Partners LLC (“Prospector”), a registered investment adviser, under which Prospector manages most of White Mountains’ publicly-traded common equity securities and convertible fixed maturity securities. Total returns for White Mountains’ equity portfolio managed by Prospector compared to the S&P 500 Index are as follows:

	Periods ending March 31, 2012
Long-term returns	1-year	3-years	5-years	7-years
Prospector separate accounts	-1.4%	14.9%	0.2%	6.0%
S&P 500 Index	8.5%	23.4%	2.0%	4.7%

Foreign Currency Translation

A summary of the impact of foreign currency translation on White Mountains’ consolidated financial results for the three months ended March 31, 2012 and 2011 follows:

	Three Months Ended March 31,
Millions	2012	2011
Net unrealized investment gains (losses) — foreign currency	$(22.6)	$(21.8)
Net realized investment gains (losses) — foreign currency	(2.5)	(28.5)
Net realized and unrealized investment gains (losses) — foreign currency	(25.1)	(50.3)
Other revenue — foreign currency translation gains	18.4	24.6
Total foreign currency translation losses recognized through net income, pre-tax	(6.7)	(25.7)
Income tax benefit	.9	4.0
Total foreign currency translation losses recognized through net income, after-tax	(5.8)	(21.7)

Change in foreign currency translation on investments	56.8	122.9
Change in foreign currency translation on non-investment net liabilities	(33.6)	(61.1)
Total foreign currency translation gains recognized through other comprehensive income	23.2	61.8

Total foreign currency gains recognized through comprehensive income	$17.4	$40.1

At March 31, 2012, White Mountains’ investment portfolio included $1.1 billion in non-U.S. dollar-denominated investments, most of which are held at Sirius International and are denominated in Swedish kronor or euros. The value of the investments in this portfolio is impacted by changes in the exchange rate between the U.S. dollar and the krona and between the U.S. dollar and the euro.  During the first quarter of 2012, the U.S. dollar weakened 4% against the kronor and 3% against the euro.  These currency movements resulted in approximately $32 million of pre-tax foreign currency investment gains for the three months ended March 31, 2012, which are recorded as components of net realized and unrealized investment gains and gains in foreign currency translation on investments.  During the first quarter of 2011, the U.S dollar weakened 6% against each of these currencies, which resulted in approximately $73 million of pre-tax foreign currency investment gains.

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

The amount of foreign currency translation on Sirius International’s U.S. dollar denominated investments recognized as an increase of net income and decrease of other comprehensive income was $23 million for the first quarter of 2012.  The amount of foreign currency translation on Sirius International’s U.S. dollar denominated investments recognized as an increase of net income (loss) and a decrease of other comprehensive income was $41 million for the first quarter of 2011.

White Mountains’ investment portfolio consists of debt and equity securities issued in over 30 countries worldwide. The United States represents the country of issue for 74% of White Mountains’ fixed, common equity and convertible investment portfolio. White Mountains has minimal sovereign risk exposure to European peripheral countries such as Ireland, Greece, Portugal, Spain and Italy (“peripheral countries”). White Mountains’ portfolio includes 0.4% of total fixed, convertible fixed maturities and common equity investments issued from peripheral countries at March 31, 2012.  However, White Mountains could still have indirect exposure to peripheral countries through securities issued from non-peripheral countries as the issuers of the securities could have exposure to peripheral countries.

The following tables list White Mountains’ investments in fixed maturities, common equities and convertible fixed maturities at March 31, 2012 categorized as financial or non-financial investments and by country of issue:

March 31, 2012

March 31, 2012
Millions	Fair value
Debt securities issued by corporations:
Non-financial
Australia	$56.1
Canada	192.7
France	67.2
Greece	—
Ireland	—
Italy	10.6
Netherlands	97.9
Portugal	—
Spain	6.0
Sweden	46.1
United Kingdom	100.0
United States	1,353.1
Other	87.5
Total non-financial debt	2,017.2
Financial
Greece	—
Ireland	—
Italy	—
Netherlands	43.6
Portugal	—
Spain	—
United Kingdom	14.6
United States	218.1
Other	38.9
Total financial debt	315.2
Debt securities issued by corporations	2,332.4
Mortgage-backed and asset-backed securities
Sweden	31.1
United Kingdom	47.4
United States	2,072.7
Total mortgage-backed and asset-backed securities	2,151.2
Foreign government, agency and provincial obligations
Canada	65.6
Germany	13.8
Greece	—
France	50.8
Ireland	—
Italy	—
Japan	29.4
New Zealand	51.2
Portugal	—
Spain	—
Sweden	336.6
Other	24.2
Total foreign government, agency and provincial obligations	571.6
US Government and agency obligations(1)	266.9
Municipal obligations(1)	2.7
Preferred stocks(1)	86.5
Total fixed maturities	$5,411.3

(1)          All securities were issued in the United States.

March 31, 2012
Millions	Fair value
Common equity securities:
Non-financial
Canada	$61.7
Greece	.6
Ireland	—
Italy	.5
Japan	14.0
Portugal	.3
South Africa	24.5
Spain	8.8
Switzerland	9.2
United States	422.1
Other	31.0
Total non-financial common equity securities	572.7

Financial
Bermuda	59.7
Cayman Islands	28.5
United States	204.6
Other	3.2
Total financial common equity securities	296.0
Total common equity securities	$868.7

Convertible fixed maturities:
Canada	$8.7
United Kingdom	11.3
United States	132.8
Total convertible fixed maturity investments	$152.8

Investment in Symetra Common Shares

White Mountains recorded a GAAP other-than-temporary impairment write-down on its investment in Symetra common shares during the fourth quarter of 2011.  As a result, White Mountains carried its investment in Symetra common shares at $15 per share at December 31, 2011, the estimate of its GAAP fair value.   During the first quarter of 2012, White Mountains’ recorded $10 million in equity in earnings from its investment in Symetra’s common shares, which increased the value of the investment in Symetra’s common shares used in the calculation of White Mountains’ adjusted book value per share to $15.56 per Symetra common share at March 31, 2012, compared to Symetra’s quoted stock price of $11.53 and Symetra’s book value per share excluding net unrealized gains and losses from its fixed maturity investment portfolio of $18.09.

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

OneBeacon:

Generally, OneBeacon’s top tier regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. OneBeacon’s top tier regulated insurance operating subsidiaries have the ability to pay $103 million of dividends during 2012 without prior approval of regulatory authorities, subject to the availability of unassigned funds. At December 31, 2011, OneBeacon’s top tier regulated insurance operating subsidiaries had $0.7 billion of unassigned funds and statutory surplus of $1.0 billion.  During the first three months of 2012, OneBeacon’s top tier regulated insurance operating subsidiaries paid $45 million of dividends to their immediate parent.

During the first quarter of 2012, OneBeacon’s unregulated insurance operating subsidiaries paid $4 million of dividends to their immediate parent.  At March 31, 2012, OneBeacon’s unregulated insurance operating subsidiaries had $12 million of net unrestricted cash, short-term investments and fixed maturity investments.

During the first quarter of 2012, OneBeacon Ltd. paid $20 million of regular quarterly dividends to its common shareholders. White Mountains received $15 million of these dividends.

At March 31, 2012, OneBeacon Ltd. and its intermediate holding companies had $241 million of net unrestricted cash, short-term investments and fixed maturity investments and $32 million of common equity securities and convertible fixed maturity investments outside of its regulated and unregulated insurance operating subsidiaries.

Sirius Group:

Subject to certain limitations under Swedish law, Sirius International is permitted to transfer all or a portion of its pre-tax income to its Swedish parent companies to minimize taxes (referred to as a group contribution). In 2012, Sirius International intends to transfer approximately $83 million (based on the March 31, 2012 SEK to USD exchange rate) of its 2011 pre-tax income to its Swedish parent companies as a group contribution, of which $31 million was transferred during the first quarter of 2012.

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

Sirius America has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. Based upon December 31, 2011 statutory surplus of $534 million, Sirius America has the ability to pay $53 million of dividends during 2012 without prior approval of regulatory authorities, subject to the availability of earned surplus.  At December 31, 2011, Sirius America had $76 million of earned surplus.  Sirius America did not pay any dividends to its parent in the first quarter of 2012.

At March 31, 2012, Sirius Group and its intermediate holding companies had $66 million of net unrestricted cash, short-term investments and fixed maturity investments and $17 million of other long-term investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries.

Capital Maintenance

In connection with Sirius Group’s reorganization in October 2011, Sirius International and Sirius America entered into a capital maintenance agreement, which obligates Sirius International to make contributions to Sirius America’s surplus in order for Sirius America to maintain surplus equal to at least 125% of the company action level risk based capital as defined in the NAIC Property/Casualty Risk-Based Capital Report. The agreement provides for a maximum contribution to Sirius America of $200 million.  Sirius International also provides Sirius America with accident year stop loss reinsurance, which protects Sirius America’s accident year loss and allocated loss adjustment expense ratio in excess of 70%, with a limit of $110 million.

Safety Reserve

Subject to certain limitations under Swedish law, Sirius International is permitted to transfer pre-tax amounts into an untaxed reserve referred to as a safety reserve. At March 31, 2012, Sirius International’s safety reserve amounted to $1.5 billion. Under GAAP, an amount equal to the safety reserve, net of a related deferred tax liability established at the Swedish tax rate of 26.3%, is classified as common shareholders’ equity. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain prescribed levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International’s safety reserve ($383 million at March 31, 2012) is included in solvency capital. Access to the safety reserve is restricted to coverage of insurance losses. Access for any other purpose requires the approval of Swedish regulatory authorities. Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the $1.5 billion balance of the safety reserve, without any provision for deferred taxes, in Sirius International’s capital when assessing Sirius International’s financial strength.

Other Operations:

During the first three months of 2012, WM Advisors did not pay any dividends to its immediate parent. At March 31, 2012, WM Advisors had approximately $12 million of net unrestricted cash and short-term investments.

At March 31, 2012, the Company and its intermediate holding companies had $936 million of net unrestricted cash, short-term investments and fixed maturity investments, $408 million of common equity securities and $35 million of other long-term investments included in its Other Operations segment. During the first quarter of 2012, White Mountains declared a $7 million common share dividend, which was paid in April 2012.

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

The following table illustrates White Mountains’ consolidated insurance float position as of March 31, 2012 and December 31, 2011:

($ in millions)	March 31, 2012	December 31, 2011
Total investments	$7,617.0	$8,268.0
Consolidated limited partnership investments(1)	(86.8)	(77.2)
Cash	605.4	705.4
Investments in unconsolidated affiliates	294.9	275.3
Equity in net unrealized losses from Symetra’s fixed maturity portfolio	1.3	—
WM Life Re net derivative positions(2)	(418.1)	(551.3)
Net investment assets classified within assets held for sale	—	117.3
Accounts receivable on unsettled investment sales	6.5	4.7
Accounts payable on unsettled investment purchases	(103.5)	(34.6)
Interest-bearing funds held by ceding companies (3)	76.9	73.6
Interest-bearing funds held under reinsurance treaties (4)	(13.9)	(12.7)
Net investment assets	$7,979.7	$8,768.5

Total White Mountains’ common shareholders’ equity	$3,718.8	$4,087.7
Noncontrolling interest—OneBeacon Ltd.	281.9	273.1
Noncontrolling interest— SIG Preference Shares	250.0	250.0
Debt	677.2	677.5
Total capital (1)	4,927.9	5,288.3
Equity in net unrealized losses from Symetra’s fixed maturity portfolio, net of applicable taxes	1.2	—
Total adjusted capital	4,929.1	$5,288.3
Insurance float	$3,050.6	$3,480.2
Insurance float as a multiple of total adjusted capital	0.6x	0.7x
Net investment assets as a multiple of total adjusted capital	1.6x	1.7x
Insurance float as a multiple of White Mountains’ common shareholders’ equity	0.8x	0.9x
Net investment assets as a multiple of White Mountains’ common shareholders’ equity	2.1x	2.1x

(1)          The noncontrolling interest arising from White Mountains’ investments in consolidated limited partnerships has not been included in insurance float or total capital because White Mountains does not benefit from the return on or have the ability to utilize the net assets supporting this noncontrolling interest.

(2)          Consists of WM Life Re’s derivative instruments net of variable annuity liabilities and collateral provided to WM Life Re from counterparties.

(3)          Excludes funds held by ceding companies from which White Mountains does not receive interest credits.

(4)          Excludes funds held by White Mountains under reinsurance treaties for which White Mountains does not provide interest credits.

During the first quarter of 2012, insurance float decreased by $679 million, primarily due to the AutoOne Sale and the continued run-off of reserves as a result of the Commercial Lines Transaction at OneBeacon, the final settlement and commutation of Scandinavian Re’s multi-year retrocessional Casualty Aggregate Stop Loss Agreement with St. Paul, as well as payments of losses incurred in 2010 and 2011 related to major catastrophes, primarily from earthquakes in Chile, Japan and New Zealand.  These catastrophe losses increased White Mountains’ insurance float when they were first recorded, which is now reversing and decreasing insurance float as the catastrophe losses are paid.

Financing

The following table summarizes White Mountains’ capital structure as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
($ in millions)	2011	2011
OBH Senior Notes, carrying value	$269.8	$269.8
SIG Senior Notes, carrying value	399.3	399.3
WTM Bank Facility	—	—
Other debt(1)	6.0	6.3
Old Lyme Note	2.1	2.1
Total debt	677.2	677.5
Noncontrolling interest—OneBeacon Ltd.	281.9	273.1
Noncontrolling interest—SIG Preference Shares	250.0	250.0
Total White Mountains’ common shareholders’ equity	3,718.8	4,087.7
Total capital(2)	4,927.9	5,288.3
Equity in net unrealized losses from Symetra’s fixed maturity portfolio	1.2	—
Total adjusted capital	$4,929.1	$5,288.3
Total debt to total adjusted capital(3)	14%	13%
Total debt and preference shares to total adjusted capital(3)	19%	18%

(1)          Other debt relates to White Mountains’ consolidation of Hamer and Bri-Mar

(2)          The noncontrolling interest arising from White Mountains’ investments in consolidated limited partnerships has not been included in total capital because White Mountains does not benefit from the return on or have the ability to utilize the assets supporting this noncontrolling interest.

(3)          When including the regulatory capital represented by the deferred tax liability on the safety reserve at Sirius International (See “Safety Reserve” on page 47) of $383 and $370 at March 31, 2012 and December 31, 2011, the ratio of total debt to total adjusted capital was 13% and 12% and the ratio of total debt and Preference Shares to total adjusted capital was 17% and 16%.

Management believes that White Mountains generally has the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. White Mountains can provide no assurance that, if needed, it would be able to obtain additional debt or equity financing on satisfactory terms, if at all.

The Company’s 2011 Annual Report on Form 10-K contains a full discussion of White Mountains’ debt obligations as of December 31, 2011.

White Mountains has a revolving credit facility with a syndicate of lenders administered by Bank of America, N.A. with a total commitment of $375 million (the “WTM Bank Facility”). As of March 31, 2012, the WTM Bank Facility was undrawn.

The WTM Bank Facility contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under these facilities and result in acceleration of principal repayment on any amounts outstanding. At March 31, 2012, White Mountains was in compliance with all of the covenants under the WTM Bank Facility and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

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

The OBH Senior Notes and the SIG Senior Notes were issued under indentures that contain restrictive covenants which, among other things, limit the ability of the Company, OBH, SIG and their respective subsidiaries to create liens and enter into sale and leaseback transactions and limits the ability of the Company, OBH, SIG and their respective subsidiaries to consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which the Company, OBH or SIG must adhere. At March 31, 2012, White Mountains was in compliance with all of the covenants under the OBH Senior Notes and the SIG Senior Notes, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

Share Repurchases

In 2006, White Mountains’ board of directors authorized the Company to repurchase up to 1 million of its common shares, from time to time, subject to market conditions. On August 26, 2010, White Mountains’ board of directors authorized the Company to repurchase an additional 600,000 of its common shares. Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorization does not obligate the Company to acquire any specific number of shares, nor is there a stated expiration date.  During the first quarter of 2012, White Mountains repurchased 157,629 of its common shares under this program for $76 million at an average share price of $482. During the first quarter of 2011, White Mountains repurchased 246,284 of its common shares under its share repurchase program for $86 million at an average share price of $349.  Since the inception of this program through March 31, 2012, the Company repurchased 1,569,332 common shares for $614 million.  At March 31, 2012, 30,668 shares may still be repurchased under this program.

In addition to the shares repurchased under the share repurchase program, during the first quarter of 2012, White Mountains completed a fixed-price self-tender offer, though which it repurchased 816,829 of its common shares at a price of $500 per share. The total cost of the share repurchases was $409 million, including fees and expenses related to the tender offer.

Including shares repurchased through its self-tender offer and shares repurchased under its share repurchase program, White Mountains repurchased a total of 974,458 of its common shares during the first quarter of 2012 for $484 million at an average share price of $497, which was 88% of White Mountains’ adjusted book value per share of $565 at March 31, 2012.

Cash Flows

Detailed information concerning White Mountains’ cash flows during three months ended March 31, 2012 and 2011 follows:

Cash flows from operations for the three months ended March 31, 2012 and 2011

Net cash flows from operations was a use of $(334) million and a use of $(130) million in the first three months of 2012 and 2011, respectively.  The decrease in cash flows from operations in the first quarter of 2012 was primarily from the continued run-off of reserves as a result of the Commercial Lines Transaction at OneBeacon, the final settlement and commutation of Scandinavian Re’s multi-year retrocessional Casualty Aggregate Stop Loss Agreement with St. Paul, as well as the payments made on losses related to major catastrophes in 2010 and 2011, primarily from earthquakes in Chile, Japan and New Zealand.  White Mountains does not believe that these trends will have a meaningful impact on its future liquidity or its ability to meet its future cash requirements.

Cash flows from investing and financing activities for the three months ended March 31, 2012

Financing and Other Capital Activities

During the first quarter of 2012, the Company repurchased and retired 974,458 of its common shares for $484 million.

During the first quarter of 2012, OneBeacon Ltd. declared and paid $20 million of cash dividends to its common shareholders. White Mountains received a total of $15 million of these dividends.

During the first quarter of 2012, Sirius Group paid $13 million of interest on the SIG Senior Notes.

During the first quarter of 2012, White Mountains contributed $10 million to WM Life Re.

Cash flows from investing and financing activities for the three months ended March 31, 2011

Financing and Other Capital Activities

During the first quarter of 2011, the Company declared and paid an $8 million cash dividend to its common shareholders.

During the first quarter of 2011, the Company repurchased and retired 246,284 of its common shares for $86 million.

During the first quarter of 2011, OneBeacon Ltd. declared and paid $20 million of cash dividends to its common shareholders. White Mountains received a total of $15 million of these dividends.

During the first quarter of 2011, Sirius Group paid $13 million of interest on the SIG Senior Notes.

During the first quarter of 2011, White Mountains contributed $25 million to the Esurance segment.

During the first quarter of 2011, White Mountains contributed $10 million to WM Life Re.

FAIR VALUE CONSIDERATIONS

White Mountains measures certain financial instruments at fair value with changes therein recognized in earnings. In addition, White Mountains discloses estimated fair value for certain liabilities measured at historical or amortized cost. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price) at a particular measurement date. Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”) Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”).

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

As of March 31, 2012, approximately 94% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturities, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturities including corporate debt, state and other governmental debt, convertible fixed maturity securities and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include White Mountains’ investments in hedge funds and private equity funds, as well as investments in certain debt securities, including asset-backed securities, where quoted market prices are unavailable. White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value. The outside pricing services used by White Mountains have indicated that if no observable inputs are available for a security, they will not provide a price. In those circumstances, White Mountains estimates the fair value using industry standard pricing models and observable inputs such as benchmark interest rates, matrix pricing, market comparables, broker quotes, issuer spreads, bids, offers, credit rating prepayment speeds and other relevant inputs. White Mountains performs procedures to validate the market prices obtained from the outside pricing sources. Such procedures, which cover substantially all of its fixed maturity investments include, but are not limited to, evaluation of model pricing methodologies and review of the pricing services’ quality control processes and procedures on at least an annual basis, comparison of market prices to prices obtained from a different independent pricing vendors on at least a semi-annual basis, monthly analytical reviews of certain prices, and review of assumptions utilized by the pricing service for selected measurements on an ad hoc basis throughout the year. White Mountains also performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price on an ad-hoc basis throughout the year. Prices provided by the pricing services that vary by more than 5% and $1 million from the expected price based on these procedures are considered outliers. In circumstances where the results of White Mountains’ review process do not appear to support the market price provided by the pricing services, White Mountains challenges the price.  The fair values of such securities are considered to be Level 3 measurements.

WM Life Re

White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. White Mountains carries the benefit guarantees at fair value. The fair value of the guarantees is estimated using actuarial and capital market assumptions related to the projected discounted cash flows over the term of the reinsurance agreement. The valuation uses assumptions about surrenders rates, market volatilities and other factors, and includes a risk margin which represents the additional compensation a market participant would require to assume the risks related to the business. The selection of surrender rates, market volatility assumptions, risk margins and other factors require the use of significant management judgment. Assumptions regarding future policyholder behavior, including surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimate. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value of the liabilities associated with these guarantees that could materially affect results of operations. All of White Mountains’ variable annuity reinsurance liabilities ($549 million) were classified as Level 3 measurements at March 31, 2012.

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

As of March 31, 2012, WM Life Re’s annual surrender assumptions vary from 0.1% currently to 3% depending on the level of account value versus guarantee value; at the current levels of account value, the average is approximately 0.7 % per annum.  The potential increase in the fair value of the liability due to a change in current actuarial assumptions is as follows:

	Increase in fair value of liability
Millions	March 31, 2012	December 31, 2011
Decrease 50%	$4	$5
Decrease 100% (to zero surrenders)	$8	$10

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

Adjusted comprehensive income is a non-GAAP financial measure that excludes the change in equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes, from comprehensive income. In the calculation of comprehensive income under GAAP, fixed maturity investments are marked-to-market while the liabilities to which those assets are matched are not. Symetra attempts to earn a “spread” between what it earns on its investments and what it pays out on its products. In order to try to fix this spread, Symetra invests in a manner that tries to match the duration and cash flows of its investments with the required cash outflows associated with its life insurance and structured settlements products. As a result, Symetra typically earns the same spread on in-force business whether interest rates fall or rise. Further, at any given time, some of Symetra’s structured settlement obligations may extend 40 or 50 years into the future, which is further out than the longest maturing fixed maturity investments regularly available for purchase in the market (typically 30 years). For these long-dated products, Symetra is unable to fully match the obligation with assets until the remaining expected payout schedule comes within the duration of securities available in the market. If at that time, these fixed maturity investments have yields that are lower than the yields expected when the structured settlement product was originally priced, the spread for the product will shrink and Symetra will ultimately harvest lower returns for its shareholders. GAAP comprehensive income increases when rates decline, which would suggest an increase in the value of Symetra - the opposite of what is happening to the intrinsic value of the business. Therefore, White Mountains’ management and Board of Directors use adjusted comprehensive income when assessing Symetra’s quarterly financial performance. In addition, this measure is typically the predominant component of change in adjusted book value per share, which is used in calculation of White Mountains’ performance for both short-term (annual bonus) and long-term incentive plans. The reconciliation of adjusted comprehensive income to comprehensive income is included on page 37.

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

CRITICAL ACCOUNTING ESTIMATES

Refer to the Company’s 2011 Annual Report on Form 10-K for a complete discussion regarding White Mountains’ critical accounting estimates.

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

These statements are based on certain assumptions and analyses made by White Mountains in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform with its expectations and predictions is subject to a number of risks and uncertainties that could cause actual results to differ materially from expectations, including:

•                  the risks associated with Item 1A of White Mountains’ 2011 Annual Report on Form 10-K and Risk Factors on page 54.;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Refer to White Mountains’ 2011 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”.  As of March 31, 2012, there were no material changes in the market risks as described in White Mountains’ most recent Annual Report.

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

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2012.

Part II.                                  OTHER INFORMATION

Item 1.                                   Legal Proceedings.

Refer to White Mountains’ 2011 Annual Report on Form 10-K and in particular Item 3. - “Legal Proceedings”.  As of March 31, 2012, there were no material changes in the legal proceedings as described in White Mountains’ most recent Annual Report.

Item 1A.                          Risk Factors.

Other than what is described below, there have been no material changes in the Registrant’s risk factors since the Registrant’s most recently filed Form 10-K.

We have significant deferred tax assets which we may be unable to utilize if we do not generate sufficient future taxable income or if proposed tax legislation becomes effective in Sweden.

We have a deferred tax asset of $146 million related to net operating loss carryforwards, capital loss carryforwards and tax credit carryforwards at March 31, 2012 that are subject to carryforward limitations in the United States.  We also have a deferred tax asset of $280 million related to net operating loss carryforwards in Luxembourg at March 31, 2012 that are not subject to limitation. The loss carryforwards in Luxembourg primarily relate to tax deductible write-downs in 2007 and 2008 of investments in U.S. subsidiaries held by Luxembourg subsidiaries. Utilization of these assets and other assets included in our worldwide net deferred tax asset of $141 million is dependent on generating sufficient future taxable income of the appropriate character (i.e., ordinary income or capital gains) in the appropriate jurisdiction. If it is determined that it is more likely than not that sufficient future taxable income will not be generated, we would be required to increase the valuation allowance in future periods, which would have an adverse effect on our results of operations and financial condition.

In March 2012, the Ministry of Finance in Sweden issued proposed tax legislation that, if enacted, would limit the deductibility of interest paid on certain intra-group debt instruments after January 1, 2013.  The proposed legislation was open to a public comment period that ended on April 20, 2012.  We expect the final determination regarding the proposed legislation to be made in the third quarter of 2012.  If the proposed legislation is enacted as drafted, it could cause us to write down some or all of the $280 million in deferred tax assets related to our internal capital structure, which could have a material effect on our results of operations and financial condition.

Item 2.    Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
January 1 - 31, 2012	44,299		$451.80	41,961	146,336
February 1 - 29, 2012	115,891		$493.29	115,668	30,668
March 1- 31, 2012	816,829	(2)	$500.00	—	30,668
Total	977,019		$497.02	157,629	30,668

(1)          On November 17, 2006, White Mountains’ board of directors authorized the Company to repurchase up to 1 million of its common shares, from time to time, subject to market conditions.  On August 26, 2010, White Mountains’ board of directors authorized the Company to repurchase up to an additional 600,000 common shares, for a total authorization of 1.6 million shares.  Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorization does not have a stated expiration. As of April 26, 2012, the Company had 30,668 shares remaining under its share repurchase authorization.

(2)          On March 28, 2012, White Mountains completed a fixed price, self-tender offer and repurchased 816,829 of its common shares at $500 per share, for a total cost of $409 million, including fees and expenses related to the tender offer. This tender offer was authorized by White Mountains’ board of directors in February 2012 and does not impact the previously announced repurchase authorization referred to above.

Item 3.                                   Defaults Upon Senior Securities.

None.

Item 4.                                   Mine Safety Disclosures

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

The following financial information from White Mountains’ Quarterly Report on Form 10Q for the quarter ended March 31, 2012 formatted in XBRL: (i) Consolidated Balance Sheets, March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations and Comprehensive Income, Three Months Ended March 31, 2012 and 2011; (iii) Consolidated Statements of Changes in Equity, Three Months Ended March 31, 2012 and 2011; (iv) Consolidated Statements of Cash Flows, Three Months Ended March 31, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.*

*	Included herein
**	Not included as an exhibit as the information is contained elsewhere within this report. See Note 9 of the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date: April 27, 2012	By:	/s/ J. Brian Palmer
J. Brian Palmer
Vice President and Chief Accounting Officer