Form 10-Q
period 2012-06-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2012-07-27
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2012

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

As of July 26, 2012, 6,584,718 common shares with a par value of $1.00 per share were outstanding (which includes 97,160 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Part I.FINANCIAL INFORMATION.
Item 1.Financial Statements
WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEET

(Millions, except share amounts)	June 30, 2012	December 31, 2011
Assets	Unaudited
Fixed maturity investments, at fair value	$5,248.7	$6,221.9
Short-term investments, at amortized cost (which approximates fair value)	618.4	846.0
Common equity securities, at fair value	919.2	755.0
Convertible fixed maturity investments, at fair value	145.5	143.8
Other long-term investments	292.5	301.3
Total investments	7,224.3	8,268.0
Cash (restricted: $360.0 and $453.5)	811.6	705.4
Reinsurance recoverable on unpaid losses	2,369.4	2,507.3
Reinsurance recoverable on paid losses	39.7	30.5
Insurance and reinsurance premiums receivable	747.0	489.2
Funds held by ceding companies	107.9	106.5
Investments in unconsolidated affiliates	337.5	275.3
Deferred acquisition costs	200.0	187.0
Deferred tax asset	504.6	536.9
Ceded unearned insurance and reinsurance premiums	135.2	87.3
Accrued investment income	54.1	51.4
Accounts receivable on unsettled investment sales	76.2	4.7
Other assets	673.0	681.9
Assets held for sale	—	132.6
Total assets	$13,280.5	$14,064.0
Liabilities
Loss and loss adjustment expense reserves	$5,329.8	$5,702.3
Unearned insurance and reinsurance premiums	1,065.4	846.9
Variable annuity benefit guarantee	661.8	768.5
Debt	677.6	677.5
Deferred tax liability	368.1	365.5
Accrued incentive compensation	113.6	187.9
Ceded reinsurance payable	175.6	134.6
Funds held under reinsurance treaties	47.7	42.9
Accounts payable on unsettled investment purchases	44.5	34.6
Other liabilities	461.9	527.8
Liabilities held for sale	—	107.6
Total liabilities	8,946.0	9,396.1
Equity
White Mountains’ common shareholders’ equity
White Mountains’ common shares at $1 par value per share - authorized 50,000,000 shares;
issued and outstanding 6,630,318 and 7,577,855 shares	6.6	7.6
Paid-in surplus	1,102.2	1,253.7
Retained earnings	2,576.3	2,789.7
Accumulated other comprehensive income, after-tax:
Equity in net unrealized gains from investments in unconsolidated affiliates	27.0	—
Net unrealized foreign currency translation gains	39.5	46.1
Pension liability and other	(9.1)	(9.4)
Total White Mountains’ common shareholders’ equity	3,742.5	4,087.7
Noncontrolling interests
Noncontrolling interest - OneBeacon Ltd.	280.4	273.1
Noncontrolling interest - SIG Preference Shares	250.0	250.0
Noncontrolling interest - other	61.6	57.1
Total noncontrolling interests	592.0	580.2
Total equity	4,334.5	4,667.9
Total liabilities and equity	$13,280.5	$14,064.0
 See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except per share amounts)	2012	2011	2012	2011
Revenues:
Earned insurance and reinsurance premiums	$512.2	$478.3	$1,011.2	$946.1
Net investment income	40.4	45.8	82.2	95.3
Net realized and unrealized investment (losses) gains	(8.1)	42.8	50.5	33.6
Other revenue	(.5)	(13.3)	30.7	8.2
Total revenues	544.0	553.6	1,174.6	1,083.2
Expenses:
Loss and loss adjustment expenses	265.0	278.5	527.7	636.9
Insurance and reinsurance acquisition expenses	108.7	98.5	217.1	189.2
Other underwriting expenses	79.0	71.4	153.8	144.5
General and administrative expenses	42.1	56.2	87.6	84.2
Interest expense on debt	10.9	12.9	21.8	26.0
Total expenses	505.7	517.5	1,008.0	1,080.8

Pre-tax income from continuing operations	38.3	36.1	166.6	2.4

Income tax expense	(6.6)	(10.0)	(34.6)	(2.3)

Net income from continuing operations	31.7	26.1	132.0	.1

Net (loss) income from discontinued operations, net of tax	—	(1.5)	.1	1.0

Income before equity in earnings of unconsolidated affiliates	31.7	24.6	132.1	1.1

Equity in earnings of unconsolidated affiliates, net of tax	6.5	7.9	16.7	14.6

Net income	38.2	32.5	148.8	15.7
Net income attributable to noncontrolling interests	(12.1)	(20.8)	(28.9)	(32.2)

Net income (loss) attributable to White Mountains’ common shareholders	26.1	11.7	119.9	(16.5)

Comprehensive income, net of tax:
Change in equity in net unrealized gains from investments in unconsolidated affiliates	28.2	22.1	27.0	22.1
Change in foreign currency translation and other	(29.8)	(5.5)	(6.3)	56.5

Comprehensive income	24.5	28.3	140.6	62.1
Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income attributable to White Mountains’ common shareholders	$24.5	$28.3	$140.6	$62.1

Income (loss) per share attributable to White Mountains’ common shareholders
Basic income (loss) per share
Continuing operations	$3.92	$1.66	$17.01	$(2.19)
Discontinued operations	—	(.18)	.02	.13
Total consolidated operations	$3.92	$1.48	$17.03	$(2.06)

Diluted income (loss) per share
Continuing operations	$3.92	$1.66	$17.01	$(2.19)
Discontinued operations	—	(.18)	.02	.13
Total consolidated operations	$3.92	$1.48	$17.03	$(2.06)

Dividends declared per White Mountains’ common share	$—	$—	$1.00	$1.00
 See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited

	White Mountains’ Common Shareholders’ Equity
(Millions)	Common shareholders' equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income, after-tax	Non-controlling interests
Balance at January 1, 2012	$4,087.7	$1,261.3	$2,789.7	$36.7	$580.2

Net income	119.9	—	119.9	—	28.9
Other comprehensive income, after-tax	20.7	—	—	20.7	—
Dividends declared on common shares	(6.6)	—	(6.6)	—	—
Dividends to noncontrolling interests	—	—	—	—	(19.3)
Repurchases and retirements of common shares	(491.0)	(164.3)	(326.7)	—	—
Issuances of common shares	5.5	5.5	—	—	—
Net distributions to noncontrolling interests	—	—	—	—	1.8
Amortization of restricted share and option awards	6.3	6.3	—	—	.4

Balance at June 30, 2012	$3,742.5	$1,108.8	$2,576.3	$57.4	$592.0
	White Mountains’ Common Shareholders’ Equity
(Millions)	Common shareholders' equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income, after-tax	Non-controlling interests
Balance at January 1, 2011	$3,653.0	$1,359.0	$2,175.6	$118.4	$607.8

Net (loss) income	(16.5)	—	(16.5)	—	32.2
Other comprehensive income, after-tax	78.6	—	—	78.6	—
Dividends declared on common shares	(8.0)	—	(8.0)	—	—
Dividends to noncontrolling interests	—	—	—	—	(42.4)
Repurchases and retirements of common shares	(93.2)	(44.1)	(49.1)	—	—
Issuances of common shares	.9	.9	—	—	—
Net distributions to noncontrolling interests	—	—	—	—	(2.6)
Amortization of restricted share and option awards	5.7	5.7	—	—	.3

Balance at June 30, 2011	$3,620.5	$1,321.5	$2,102.0	$197.0	$595.3

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended
	June 30,
(Millions)	2012	2011
Cash flows from operations:
Net income	$148.8	$15.7
Charges (credits) to reconcile net income to net cash (used for) provided from operations:
Net realized and unrealized investment gains	(50.5)	(33.6)
Net income from discontinued operations	(.1)	(1.0)
Undistributed equity in earnings from unconsolidated affiliates, net of tax	(16.7)	(14.6)
Deferred income tax expense (benefit)	31.9	(24.6)
Other operating items:
Net change in loss and loss adjustment expense reserves	(365.5)	(148.7)
Net change in reinsurance recoverable on paid and unpaid losses	126.9	182.2
Net change in unearned insurance and reinsurance premiums	224.9	77.2
Net change in funds held by ceding companies	(1.9)	(7.6)
Net change in variable annuity benefit guarantee liabilities	(106.7)	(18.9)
Net change in variable annuity benefit derivative instruments	(40.1)	78.5
Net change in deferred acquisition costs	(13.9)	(14.9)
Net change in ceded unearned premiums	(49.9)	48.0
Net change in funds held under reinsurance treaties	5.0	(47.7)
Net change in insurance and reinsurance premiums receivable	(263.2)	(127.0)
Net change in ceded reinsurance payable	43.2	(65.3)
Net change in other assets and liabilities, net	54.0	(42.6)
Net cash used for operations - continuing operations	(273.8)	(144.9)
Net cash (used for) provided from operations - discontinued operations	(2.0)	9.3
Net cash used for operations	(275.8)	(135.6)
Cash flows from investing activities:
Net change in short-term investments	171.7	162.7
Sales of fixed maturity and convertible fixed maturity investments	3,239.6	2,110.9
Maturities, calls and paydowns of fixed maturity and convertible fixed maturity investments	296.6	825.7
Sales of common equity securities	58.8	84.9
Distributions and redemptions of other long-term investments	20.0	77.9
Purchases of other long-term investments	(13.9)	(22.7)
Contributions to discontinued operations	—	(58.7)
Purchases of common equity securities	(225.5)	(91.4)
Purchases of fixed maturity and convertible fixed maturity investments	(2,491.7)	(2,647.2)
Net change in unsettled investment purchases and sales	(61.6)	38.5
Net acquisitions of property and equipment	(.8)	(4.1)
Net cash provided from investing activities - continuing operations	993.2	476.5
Net cash provided from investing activities - discontinued operations	—	7.9
Net cash provided from investing activities	993.2	484.4
Cash flows from financing activities:
Repurchase of debt	—	(161.6)
Cash dividends paid to the Company’s common shareholders	(6.6)	(8.0)
Cash dividends paid to OneBeacon Ltd.’s noncontrolling common shareholders	(9.9)	(33.0)
Cash dividends paid on SIG Preference Shares	(9.4)	(9.4)
Common shares repurchased	(491.0)	(93.3)
Proceeds from issuances of common shares	—	1.0
Net cash used for financing activities - continuing operations	(516.9)	(304.3)
Net cash (used for) provided from financing activities - discontinued operations	—	—
Net cash used for financing activities	(516.9)	(304.3)
Effect of exchange rate changes on cash	(.8)	2.4
Net change in cash during the period	199.7	46.9
Net change in cash from discontinued operations	(2.0)	(17.2)
Cash reclassified from assets held for sale (net of cash sold of $3.5)	2.0	—
Cash balances at beginning of period (excludes restricted cash balances of $453.5 and $286.7 and AutoOne cash of $0 and $4.7)	251.9	103.6
Cash balances at end of period (excludes restricted cash balances of $360.0 and $345.9 and AutoOne cash of $0 and $4.5)	$451.6	$133.3
Supplemental cash flows information:
Interest paid	$(20.9)	$(23.7)
Net income tax payments to national governments	$(13.4)	$(25.3)
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
 The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of U.S. based property and casualty insurance companies (collectively “OneBeacon”), most of which operate in a multi-company pool. OneBeacon is a specialty property and casualty insurance writer that offers a wide range of insurance products through independent agencies, regional and national brokers, wholesalers and managing general agencies. As of June 30, 2012 and December 31, 2011, White Mountains owned 75.2% and 75.5% of OneBeacon Ltd.’s outstanding common shares.  As discussed further in Note 2, OneBeacon sold the AutoOne business (“AutoOne”) in February 2012.  Accordingly, AutoOne is presented as discontinued operations. Assets and liabilities associated with the AutoOne business as of December 31, 2011 have been presented as held for sale in the financial statements. Prior year income statement and cash flow amounts have been reclassified to conform to the current year’s presentation. (See Note 14 for discontinued operations).
The Sirius Group segment consists of Sirius International Insurance Group, Ltd. (formerly White Mountains Re Ltd.), an exempted Bermuda limited liability company, and its subsidiaries (collectively, “Sirius Group”). Sirius Group provides insurance and reinsurance products for property, accident and health, aviation and space, trade credit, marine, agriculture and certain other exposures on a worldwide basis through its subsidiaries, Sirius International Insurance Corporation (“Sirius International”), Sirius America Insurance Company (“Sirius America”) and Lloyds Syndicate 1945 (“Syndicate 1945”). Sirius Group also specializes in the acquisition and management of run-off insurance and reinsurance companies both in the United States and internationally through its White Mountains Solutions division.  On December 31, 2011, Sirius Group completed a transaction led by White Mountains Solutions to acquire the run-off loss reserve portfolio of Old Lyme Insurance Company Ltd. (“Old Lyme”).  Sirius Group also includes Scandinavian Reinsurance Company, Ltd. (“Scandinavian Re”) and Central National Insurance Company of Omaha (“Central National”), which are both in run-off.
 White Mountains’ Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), White Mountains’ variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd. (“WM Life Re”), which is in run-off, as well as various other entities not included in other segments. For 2011, the Other Operations segment also includes the consolidated results of the Tuckerman Capital, LP fund (“Tuckerman Fund I”). On December 31, 2011, the Tuckerman Fund I liquidated and distributed all of its assets, which consisted of shares of two small manufacturing companies, Hamer, LLC (“Hamer”) and Bri-Mar Manufacturing, LLC (“Bri-Mar”), to its partners, includingWhite Mountains. Commencing on January 1, 2012, the consolidated results of Hamer and Bri-Mar are included in the Other Operations segment.
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

Noncontrolling Interests
 Noncontrolling interests consist of the ownership interests of noncontrolling parties in consolidated entities and are presented separately as a component of equity on the balance sheet.
 The percentage of the noncontrolling equity interests in OneBeacon Ltd. at June 30, 2012 and December 31, 2011 was 24.8% and 24.5%.
 On May 24, 2007, Sirius International Group, Ltd. (“SIG”), an intermediate holding company of Sirius Group, issued 250 million non-cumulative perpetual preference shares with a $1,000 per share liquidation preference (the “SIG Preference Shares”). Proceeds of $245.7 million, net of $4.3 million of issuance costs and commissions, were received from the issuance.  The SIG Preference Shares are included in noncontrolling interests on the balance sheet.
 At June 30, 2012 and December 31, 2011, the noncontrolling equity interest in limited partnerships that are consolidated with White Mountains (the Prospector Offshore Fund, the Prospector Turtle Fund and Tuckerman Fund I prior to December 31, 2011) was $54.7 million and $54.2 million.  On December 31, 2011, Tuckerman Fund I was dissolved and all of the net assets of the fund, which consisted of common stock of Hamer and Bri-Mar, were distributed.  At June 30, 2012, the noncontrolling equity interest in Hamer and Bri-Mar was $3.9 million.  At June 30, 2012 and December 31, 2011, the noncontrolling equity interest in A.W.G. Dewar Inc, a subsidiary of OneBeacon, was $2.6 million and $2.3 million. At June 30, 2012 and December 31, 2011, the noncontrolling equity interest in Passage2Health Limited, a subsidiary of Sirius Group, was $0.4 million and $0.6 million.

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
 White Mountains adopted ASU 2010-26 prospectively. Upon adoption, certain acquisition costs, primarily a portion of the profit sharing commissions associated with OneBeacon’s collector car and boats business, no longer meet the criteria for deferral.  Deferred acquisition costs of $5.6 million at January 1, 2012 that no longer meet the criteria for deferral under ASU 2010-26 will be recognized in expense over the original amortization periods.  For the three and six months ended June 30, 2012, White Mountains recognized $2.0 million and $4.4 million of expense related to such previously deferrable acquisition costs.  If White Mountains had adopted ASU 2010-26 retrospectively, $2.5 million and $4.3 million of acquisition costs that were deferred would have been recognized in expense for the three and six months ended June 30, 2011.

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

Comprehensive Income
 For fiscal periods beginning after December 15, 2011, ASU 2011-05, Comprehensive Income, became effective, which requires all components of comprehensive income to be reported in a continuous financial statement or in consecutive statements displaying the components of net income and the components of other comprehensive income.  Since White Mountains previously presented comprehensive income in a continuous financial statement, adoption of ASU 2011-05 had no effect on White Mountains’ financial statement presentation.

Recently Issued Accounting Pronouncements

Offsetting Assets and Liabilities
 On December 16, 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (ASC 210). The new standard expands the required disclosures in circumstances where either balances have been offset or the right of offset exists. The required disclosures are intended to provide information to enable financial statement users to evaluate the effect or potential effect of netting arrangements on a reporting entity’s financial position. Disclosures required under the new standard include the gross amount of assets and liabilities recognized; the amounts that have been offset to arrive at the amounts presented in the statement of financial position; and for any amounts subject to an enforceable master netting arrangement, whether such amounts have been offset. In addition, a description of the rights of offset should be disclosed. ASU 2011-11 is effective for periods beginning on or after January 1, 2013. White Mountains is party to master netting arrangements in connection with the derivative instruments held by WM Life Re and is currently evaluating the effect of adoption will have on its disclosures, but does not expect adoption to have a material effect on its financial position, results of operations or cash flows.

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

Sale of AutoOne
On February 22, 2012, OneBeacon sold AutoOne to Interboro Holdings, Inc. (“Interboro”). OneBeacon formed AutoOne in 2001 to provide products and services to automobile assigned risk markets primarily in New York and New Jersey. OneBeacon transferred to the buyer AutoOne Insurance Company (“AOIC”) and AutoOne Select Insurance Company (“AOSIC”), which contained the assets, liabilities (including loss reserves and unearned premiums), and the capital of the business, and transferred substantially all of the AutoOne infrastructure including systems and office space as well as certain staff.  As a result of the sale, AutoOne is reported as discontinued operations (see Note 14).

Acquisition of Old Lyme
On December 31, 2011, Sirius Group acquired the run-off loss reserve portfolio of Old Lyme, a Bermuda-based reinsurer in run-off, for $6.0 million in cash and a purchase note for $2.1 million (see Note 6).

 Share Repurchases
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
In addition to the tender offers, which were separately authorized, the board of directors has authorized the Company to repurchase its common shares, from time to time, subject to market conditions.  In 2006, White Mountains’ board of directors authorized the Company to repurchase up to 1,000,000 of its common shares and in 2010 White Mountains’ board of directors authorized the Company to repurchase an additional 600,000 of its common shares. On May 25, 2012, White Mountains' board of directors authorized the Company to repurchase an additional 1,000,000 of its common shares. Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorization does not obligate the Company to acquire any specific number of shares, nor is there a stated expiration date.
  During the three and six months ended June 30, 2012, the Company repurchased 10,172 and 167,801 common shares for $5.2 million and $81.2 million under this program.  During the three and six months ended June 30, 2011, the Company repurchased 19,295 and 265,768 common shares for $7.2 million and $93.2 million. Since the inception of this program through June 30, 2012, the Company repurchased 1,579,504 common shares for $619 million. At June 30, 2012, 1,020,496 shares may still be repurchased under this program.

Note 3.  Loss and Loss Adjustment Expense Reserves

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activities of White Mountains’ insurance and reinsurance subsidiaries for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2012	2011	2012	2011
Gross beginning balance	$5,510.8	$5,759.8	$5,702.3	$5,736.8
Less beginning reinsurance recoverable on unpaid losses	(2,465.4)	(2,304.2)	(2,507.3)	(2,344.0)
Net loss and LAE reserves	3,045.4	3,455.6	3,195.0	3,392.8

Less: Beginning net loss and LAE reserves for AutoOne (1)	—	(72.7)	—	(77.3)

Loss and LAE incurred relating to:
Current year losses	268.4	288.7	526.3	664.4
Prior year losses	(3.4)	(10.2)	1.4	(27.5)
Total incurred losses and LAE	265.0	278.5	527.7	636.9

Accretion of fair value adjustment to loss and LAE reserves	1.2	2.0	8.3	4.1
Foreign currency translation adjustment to loss and LAE reserves	(12.1)	10.1	(.3)	31.2

Loss and LAE paid relating to:
Current year losses	(80.9)	(80.6)	(127.6)	(125.1)
Prior year losses	(258.2)	(211.3)	(642.7)	(481.0)
Total loss and LAE payments	(339.1)	(291.9)	(770.3)	(606.1)

Plus: Ending net loss and LAE reserves for AutoOne (1)	—	67.7	—	67.7

Net ending balance	2,960.4	3,449.3	2,960.4	3,449.3
Plus ending reinsurance recoverable on unpaid losses	2,369.4	2,193.1	2,369.4	2,193.1
Gross ending balance	$5,329.8	$5,642.4	$5,329.8	$5,642.4
 (1) Loss and LAE reserve balances for AutoOne prior to December 31, 2011 were not classified as held for sale for three months ended March 31, 2011.  Adjustment is to present loss and LAE reserve activities from continuing operations.

Loss and LAE incurred relating to prior year losses for the three and six months ended June 30, 2012
 During the three and six months ended June 30, 2012, White Mountains experienced $3.4 million of net favorable loss reserve development and $1.4 million of net unfavorable loss reserve development, respectively.
For the three months ended June 30, 2012, OneBeacon had $3.3 million of net favorable loss reserve development primarily related to professional liability lines, multiple peril liability lines and other general liability lines. For the six months ended June 30, 2012, OneBeacon had $7.2 million of net unfavorable loss reserve development primarily driven by unfavorable development in the run-off business, including development related to multiple peril lines and general liability lines and the impact of an adverse court ruling in Mississippi regarding a disputed assessment from an involuntary pool for hurricane Katrina claims in 2005 offset by favorable development primarily related to professional liability lines, multiple peril liability lines and other general liability lines.
For the three months ended June 30, 2012, there was no meaningful prior year loss reserve development at Sirius Group. For the six months ended June 30, 2012, Sirius Group had net favorable loss reserve development of $5.8 million that included decreases to property loss reserves mostly offset by increases to accident and health and asbestos loss reserves.

Loss and LAE incurred relating to prior year losses for the three and six months ended June 30, 2011
 During the three and six months ended June 30, 2011, White Mountains experienced $10.2 million and $27.5 million of net favorable loss reserve development.
For the three and six months ended June 30, 2011, OneBeacon had net favorable loss reserve development of $10.0 million million and $15.2 million. The favorable loss reserve development was primarily due to lower than expected severity on losses related to professional liability lines, multiple peril liability lines and other general liability lines.
For the three months ended June 30, 2011, there was no meaningful prior year loss reserve development at Sirius Group. For the six months ended June 30, 2011, Sirius Group had net favorable loss reserve development of $12.3 million, primarily due to a $9.0 million reduction from the 2010 Chilean earthquake and $9.0 million of favorable loss reserve development on a 1999 aviation loss. This favorable loss reserve development was partially offset by $2.0 million of increases to asbestos and environmental reserves and $3.7 million of net unfavorable loss reserve development from other business lines, mainly marine.

Fair value adjustment to loss and LAE reserves
 In connection with purchase accounting for acquisitions, White Mountains was required to adjust loss and LAE reserves and the related reinsurance recoverables to fair value on their respective acquired balance sheets.  The net reduction to loss and LAE reserves is being recognized through an income statement charge ratably with and over the period the claims are settled.  White Mountains recognized $1.2 million and $8.3 million of such charges, recorded as loss and LAE for the three and six months ended June 30, 2012, and $2.0 million and $4.1 million for the three and six months ended June 30, 2011.  Accretion of fair value adjustment to losses and LAE reserves increased by $5.0 million in the first quarter of 2012 due to the acceleration of the amortization of the purchase accounting established for the acquisition of Scandinavian Re.  This acceleration was a result of a final settlement and commutation of Scandinavian Re’s multi-year retrocessional Casualty Aggregate Stop Loss Agreement with St. Paul Fire & Marine Insurance Company (“St Paul”). As of June 30, 2012, the remaining unamortized fair value adjustment for Scandinavian Re was $3.0 million.

Note 4. Third Party Reinsurance

In the normal course of business, White Mountains’ insurance and reinsurance subsidiaries may seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. White Mountains remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.

OneBeacon
At June 30, 2012, OneBeacon had $24.2 million of reinsurance recoverables on paid losses and $2,197.4 million (gross of $156.7 million in purchase accounting adjustments) that will become recoverable if claims are paid in accordance with current reserve estimates. The collectability of balances due from OneBeacon’s reinsurers is critical to OneBeacon’s financial strength because reinsurance contracts do not relieve OneBeacon of its primary obligation to its policyholders. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. Uncollectible amounts historically have not been significant.

The following table provides a listing of OneBeacon’s top reinsurers, excluding industry pools and associations, based upon recoverable amounts, the percentage of total paid and unpaid reinsurance recoverables and the reinsurer’s A.M Best Company, Inc. (“A.M. Best”) rating.

Top Reinsurers (Millions)	Balance at June 30, 2012	% of Total	A.M. Best Rating (1)
National Indemnity Company and General Reinsurance Corporation (2)	$1,475.1	66%	A++
Hanover Insurance Company	74.8	3%	A
Tokio Marine and Nichido Fire (3)	54.4	2%	A++
Tower Insurance Company	26.2	1%	A-
Munich Reinsurance America	25.5	1%	A+
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
(3) Includes $28.3 of reinsurance recoverables from various third party reinsurers that are guaranteed by Tokio Marine and Nichido Fire under the terms of a 100% quota share reinsurance agreement between Houston General Insurance Company and Tokio Marine and Nichido Fire.

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
Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables (“Third Party Recoverables”) from certain of OneBeacon’s third party reinsurers in existence at the time the NICO Cover was executed. As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. OneBeacon estimates that on an incurred basis, net of Third Party Recoverables, as of June 30, 2012 it has used approximately $2.3 billion of the coverage provided by NICO. To the extent that actual experience differs from OneBeacon's estimate of ultimate A&E losses and Third Party Recoverables, future losses could utilize some or all of the protection remaining under the NICO Cover.
 Pursuant to the GRC Cover, OneBeacon is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OneBeacon intends to only seek reimbursement from GRC for claims which result in payment patterns similar to those supporting its recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OneBeacon on its own investments. This cost, if any, is expected to be nominal.  OneBeacon has ceded estimated incurred losses of $562 million to GRC under the GRC Cover. As of June 30, 2012, OneBeacon has $409.3 million of reinsurance recoverable on unpaid losses outstanding under the GRC Cover.
 Effective May 1, 2012, OneBeacon renewed its property catastrophe reinsurance program through April 30, 2013. The program provides coverage for OneBeacon’s property business as well as certain acts of terrorism. Under the program, the first $25 million of losses resulting from any single catastrophe are retained and the next $155 million of losses resulting from the catastrophe are reinsured in three layers, although OneBeacon retains a co-participation of 55% of losses from $25 million to $40 million, 15% of losses from $40 million to $80 million and 10% of losses from $80 million to $180 million. Any loss above $180 million would be retained in full. In the event of a catastrophe, OneBeacon’s property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.

Sirius Group
 At June 30, 2012, Sirius Group had $15.5 million of reinsurance recoverables on paid losses and $328.7 million of reinsurance that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve Sirius Group of its obligation to its ceding companies, the collectability of balances due from its reinsurers is critical to Sirius Group’s financial strength. Sirius Group monitors the financial strength of its reinsurers on an ongoing basis.

The following table provides a listing of Sirius Group’s top reinsurers based upon recoverable amounts, the percentage of total paid and unpaid reinsurance recoverables and the reinsurers’ A.M. Best ratings.

Top Reinsurers (Millions)	Balance at June 30, 2012	% of Total	A.M. Best Rating (1)	% Collateralized
General Reinsurance Corporation	$42.3	12%	A++	1%
Swiss Re Group	39.7	12%	A+	5%
Olympus (2)	29.5	9%	NR-5	100%
Lloyds of London (3)	25.2	7%	A	7%
Michigan Catastrophic Claims Association (4)	14.6	4%	N/A	—%
(1)  A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen financial strength ratings), “A+” (Superior, which is the second highest of fifteen financial strength ratings), “A” (Excellent, which is the third highest of fifteen financial strength ratings) and “NR-5” (Not formally followed).
(2) Non-U.S. insurance entity. The balance is fully collateralized through funds held, letters of credit or trust agreements.
(3) Represents the total of reinsurance recoverables due to Sirius Group from all Lloyds Syndicates.
(4) Michigan Catastrophic Claims Association ("MCCA") is a non-profit unincorporated association to which every insurance company that sells automobile coverage in Michigan is required to be a member. A.M. Best does not rate MCCA. Sirius Group acquired its recoverable from MCCA in the acquisition of Stockbridge.

Note 5.  Investment Securities

White Mountains’ invested assets consist of securities and other long-term investments held for general investment purposes.  The portfolio of investment securities includes short-term investments, fixed maturity investments, convertible fixed maturity investments and equity securities which are all classified as trading securities. Trading securities are reported at fair value as of the balance sheet date.  Realized and unrealized investment gains and losses on trading securities are reported in pre-tax revenues. White Mountains’ investments in debt securities, including mortgage-backed and asset-backed securities, are generally valued using industry standard pricing models. Key inputs include benchmark yields, benchmark securities, reported trades, issuer spreads, bids, offers, credit ratings and prepayment speeds. Income on mortgage-backed and asset-backed securities is recognized using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the estimated economic life is recalculated and the remaining unamortized premium or discount is amortized prospectively over the remaining economic life.
 Realized investment gains and losses resulting from sales of investment securities are accounted for using the specific identification method.  Premiums and discounts on all fixed maturity investments are amortized or accreted to income over the anticipated life of the investment.  Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized or accreted cost, which approximated fair value as of June 30, 2012 and December 31, 2011.
 Other long-term investments primarily comprise White Mountains’ investments in hedge funds and private equity funds.

Net Investment Income
Pre-tax net investment income for the three and six months ended June 30, 2012 and 2011 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2012	2011	2012	2011
Investment income:
Fixed maturity investments	$35.4	$42.6	$72.1	$88.5
Short-term investments	.8	1.6	1.8	2.3
Common equity securities	4.6	3.0	9.0	6.4
Convertible fixed maturity investments	2.0	1.1	3.9	2.6
Other long-term investments	.7	(.2)	1.5	.7
Interest on funds held under reinsurance treaties	—	(.2)	—	(.8)
Total investment income	43.5	47.9	88.3	99.7
Less third-party investment expenses	(3.1)	(2.1)	(6.1)	(4.4)
Net investment income, pre-tax	$40.4	$45.8	$82.2	$95.3

 Net Realized and Unrealized Investment Gains and Losses
Net realized and unrealized investment gains and losses for the three and six months ended June 30, 2012 and 2011 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2012	2011	2012	2011
Net realized investment (losses) gains, pre-tax	$(22.4)	$30.6	$16.8	$29.4
Net unrealized investment gains, pre-tax	14.3	12.2	33.7	4.2
Net realized and unrealized investment (losses) gains, pre-tax	(8.1)	42.8	50.5	33.6
Income tax expense attributable to net realized and unrealized investment gains (losses)	(2.0)	(12.2)	(16.0)	(11.3)
Net realized and unrealized investment (losses) gains, after-tax	$(10.1)	$30.6	$34.5	$22.3

 Net realized investment gains (losses)
 Net realized investment gains (losses) for the three and six months ended June 30, 2012 and 2011 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2012	2011	2012	2011
Fixed maturity investments	$9.0	$2.8	$40.5	$(10.8)
Short-term investments	(.2)	.9	(.5)	(11.3)
Common equity securities	(10.3)	15.6	(6.1)	17.9
Convertible fixed maturity investments	.6	2.9	2.1	7.0
Other long-term investments	(21.5)	8.4	(19.2)	26.6
Net realized investment (losses) gains, pre-tax	(22.4)	30.6	16.8	29.4
Income tax benefit (expense) attributable to net realized investment gains (losses)	6.3	(7.4)	(5.4)	(12.4)
Net realized investment (losses) gains, after-tax	$(16.1)	$23.2	$11.4	$17.0

Net unrealized investment gains (losses)
 The following table summarizes changes in the carrying value of investments measured at fair value:

	Three Months Ended			Six Months Ended
	June 30, 2012			June 30, 2012
Millions	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings
Fixed maturity investments	$11.2	$23.0	$34.2	$8.3	$3.7	$12.0
Short-term investments	—	—	—	—	—	—
Common equity securities	(26.0)	—	(26.0)	6.4	—	6.4
Convertible fixed maturity investments	(7.0)	—	(7.0)	(2.3)	—	(2.3)
Other long-term investments	8.8	4.3	13.1	16.6	1.0	17.6
Net unrealized investment (losses) gains, pre-tax	(13.0)	27.3	14.3	29.0	4.7	33.7
Income tax expense attributable to net unrealized investment gains (losses)	(1.0)	(7.3)	(8.3)	(9.2)	(1.4)	(10.6)
Net unrealized investment (losses) gains, after-tax	$(14.0)	$20.0	$6.0	$19.8	$3.3	$23.1

	Three Months Ended			Six Months Ended
	June 30, 2011			June 30, 2011
Millions	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings
Fixed maturity investments	$17.2	$25.5	$42.7	$9.2	$10.2	$19.4
Short-term investments	—	(.4)	(.4)	—	(1.0)	(1.0)
Common equity securities	(18.8)	(.1)	(18.9)	5.9	(.9)	5.0
Convertible fixed maturity investments	(6.0)	—	(6.0)	(8.1)	—	(8.1)
Other long-term investments	(6.4)	1.2	(5.2)	(7.2)	(3.9)	(11.1)
Net unrealized investment (losses) gains, pre-tax	(14.0)	26.2	12.2	(.2)	4.4	4.2
Income tax benefit (expense) attributable to net unrealized investment gains (losses)	1.9	(6.7)	(4.8)	2.1	(1.0)	1.1
Net unrealized investment (losses) gains, after-tax	$(12.1)	$19.5	$7.4	$1.9	$3.4	$5.3

The following table summarizes the amount of total pre-tax gains (losses) included in earnings attributable to unrealized investment gains (losses) for Level 3 investments for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2012	2011	2012	2011
Fixed maturity investments	$.5	$(3.3)	$8.3	$(1.4)
Common equity securities	.5	1.3	1.0	(.5)
Convertible fixed maturities	—	—	—	—
Other long-term investments	1.2	(2.2)	8.4	(9.9)
Total unrealized investment gains (losses), pre-tax - Level 3 investments	$2.2	$(4.2)	$17.7	$(11.8)

Investment Holdings
The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses and carrying values of White Mountains’ fixed maturity investments as of June 30, 2012 and December 31, 2011, were as follows:

	June 30, 2012
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$260.4	$1.1	$(.1)	$.5	$261.9
Debt securities issued by corporations	2,259.1	82.9	(3.5)	2.1	2,340.6
Municipal obligations	3.8	.1	—	—	3.9
Mortgage-backed and asset-backed securities	1,982.8	19.0	(1.8)	9.0	2,009.0
Foreign government, agency and provincial obligations	542.5	7.5	(.1)	(3.4)	546.5
Preferred stocks	82.3	4.5	—	—	86.8
Total fixed maturity investments	$5,130.9	$115.1	$(5.5)	$8.2	$5,248.7

	December 31, 2011
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$299.4	$5.3	$(.1)	$.4	$305.0
Debt securities issued by corporations	2,072.1	73.7	(7.8)	(2.9)	2,135.1
Municipal obligations	2.7	—	—	—	2.7
Mortgage-backed and asset-backed securities	3,190.5	25.9	(3.9)	10.4	3,222.9
Foreign government, agency and provincial obligations	581.2	11.0	(.1)	(2.9)	589.2
Preferred stocks	82.3	3.2	(6.7)	—	78.8
Total fixed maturity investments including assets held for sale	$6,228.2	$119.1	$(18.6)	$5.0	$6,333.7
Fixed maturity investments reclassified to assets held for sale related to AutoOne					(111.8)
Total fixed maturity investments					$6,221.9

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses and carrying values of White Mountains’ common equity securities, convertible fixed maturities and other long-term investments as of June 30, 2012 and December 31, 2011, were as follows:

	June 30, 2012
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
Common equity securities	$849.5	$87.2	$(17.5)	$—	$919.2
Convertible fixed maturity investments	$143.1	$4.8	$(2.4)	$—	$145.5
Other long-term investments	$248.0	$56.4	$(9.5)	$(2.4)	$292.5

	December 31, 2011
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
Common equity securities	$691.7	$72.0	$(8.7)	$—	$755.0
Convertible fixed maturity investments	$139.2	$6.2	$(1.6)	$—	$143.8
Other long-term investments	$274.4	$55.5	$(25.2)	$(3.4)	$301.3

Other long-term investments
 White Mountains holds investments in hedge funds and private equity funds, which are included in other long-term investments. The fair value of these investments has been estimated using the net asset value of the funds. At June 30, 2012, White Mountains held investments in 17 hedge funds and 34 private equity funds.  The largest investment in a single fund was $21.5 million at June 30, 2012. The following table summarizes investments in hedge funds and private equity interests by investment objective and sector at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Hedge funds
Long/short equity	$52.1	$—	$48.8	$—
Long/short credit & distressed	33.0	—	32.3	—
Long diversified strategies	2.9	—	16.9	—
Long/short equity REIT	14.6	—	14.5	—
Long/short equity activist	13.4	—	12.3	—
Long bank loan	.4	—	.5	—
Total hedge funds	116.4	—	125.3	—
Private equity funds
Multi-sector	29.2	6.7	26.9	8.2
Energy infrastructure & services	30.3	9.4	28.0	9.9
Distressed residential real estate	21.5	—	27.4	—
Real estate	12.2	3.3	9.5	3.3
Private equity secondaries	10.9	3.4	11.3	4.0
International multi-sector, Europe	5.2	4.7	7.8	4.7
Manufacturing/Industrial	6.4	—	6.2	—
Healthcare	3.3	6.4	2.3	7.0
International multi-sector, Asia	3.3	2.7	3.6	2.6
Insurance	3.2	41.3	3.5	41.3
Venture capital	2.5	.5	2.4	.5
Total private equity funds	128.0	78.4	128.9	81.5

Total hedge and private equity funds included in other long-term investments	$244.4	$78.4	$254.2	$81.5

Redemption of investments in certain hedge funds is subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions.  Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. The following summarizes the June 30, 2012 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Notice Period
Millions Redemption frequency	30-59 days notice	60-89 days notice	90-119 days notice	120+ days notice	Total
Monthly	$—	$—	$—	$6.7	$6.7
Quarterly	26.8	31.4	20.2	—	78.4
Semi-annual	—	5.4	—	14.6	20.0
Annual	2.9	—	8.0	.4	11.3
Total	$29.7	$36.8	$28.2	$21.7	$116.4

Certain of the hedge fund investments in which White Mountains is invested are no longer active and are in process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund’s underlying investments are liquidated.  At June 30, 2012, distributions of $3.2 million were outstanding from these investments. The actual amount of the final distribution remittances remain subject to market fluctuations. The date at which such remittances will be received is not determinable at June 30, 2012.
White Mountains has also submitted redemption requests for certain of its investments in active hedge funds.  At June 30, 2012, redemptions of $14.0 million are outstanding and are subject to market fluctuations. The majority of such remittances are expected to be received in the fourth quarter of 2012.  Redemptions are recorded as receivables when approved by the hedge funds and no longer subject to market fluctuations.
Investments in private equity funds are generally subject to a “lock-up” period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investments. In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors. At June 30, 2012, investments in private equity funds were subject to lock-up periods as follows:

Millions	1-3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private Equity Funds — expected lock-up period remaining	$33.9	$15.4	$72.3	$6.4	$128.0

Fair value measurements at June 30, 2012
 White Mountains’ invested assets measured at fair value include fixed maturity investments, common and preferred equity securities, convertible fixed maturity investments and other long-term investments which primarily consist of hedge funds and private equity funds. Fair value measurements reflect management’s best estimate of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements fall into a hierarchy with three levels based on the nature of the inputs. Fair value measurements based on quoted prices in active markets for identical assets are at the top of the hierarchy (“Level 1”), followed by fair value measurements based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar, but not identical instruments (“Level 2”). Measurements based on unobservable inputs, including a reporting entity’s estimates of the assumptions that market participants would use are at the bottom of the hierarchy (“Level 3”).

White Mountains uses quoted market prices or other observable inputs to estimate fair value for the vast majority of its investment portfolio. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs consist of fixed maturity investments including corporate debt, state and other governmental debt, convertible fixed maturity securities and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include White Mountains’ investments in hedge funds and private equity funds, as well as investments in certain debt securities where quoted market prices are unavailable. White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value. The outside pricing services used by White Mountains have indicated that if no observable inputs are available for a security, they will not provide a price. In those circumstances, White Mountains estimates the fair value using industry standard pricing models and observable inputs such as benchmark interest rates, matrix pricing, market comparables, broker quotes, issuer spreads, bids, offers, credit rating, prepayment speeds and other relevant inputs. White Mountains performs procedures to validate the market prices obtained from the outside pricing sources. Such procedures, which cover substantially all of its fixed maturity investments include, but are not limited to, evaluation of model pricing methodologies and review of the pricing services’ quality control processes and procedures on at least an annual basis, comparison of market prices to prices obtained from different independent pricing vendors on at least a semi-annual basis, monthly analytical reviews of certain prices, and review of assumptions utilized by the pricing service for selected measurements on an ad hoc basis throughout the year. White Mountains also performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price on an ad-hoc basis throughout the year. Prices provided by the pricing services that vary by more than 5% and $1.0 million from the expected price based on these procedures are considered outliers. In circumstances where the results of White Mountains’ review process do not appear to support the market price provided by the pricing services, White Mountains challenges the price. If White Mountains cannot gain satisfactory evidence to support the challenged price, it relies upon its own pricing methodologies to estimate the fair value of the security in question. The fair values of such securities are considered to be Level 3 measurements.
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
 In addition to the investments described above, White Mountains has $70.4 million and $68.1 million of investment-related liabilities recorded at fair value and included in other liabilities as of June 30, 2012 and December 31, 2011.  These liabilities relate to securities that have been sold short by limited partnerships in which White Mountains has investments and is required to consolidate under GAAP.  All of the liabilities included have a Level 1 designation.

Fair Value Measurements by Level
The following tables summarize White Mountains’ fair value measurements for investments at June 30, 2012 and December 31, 2011, by level.

	June 30, 2012
Millions	Fair value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturity investments:
US Government and agency obligations	$261.9	$254.9	$7.0	$—

Debt securities issued by corporations:
Consumer	756.4	—	756.4	—
Industrial	430.1	—	430.1	—
Financials	307.1	2.0	305.1	—
Communications	255.8	—	255.8	—
Basic materials	201.1	—	201.1	—
Energy	192.5	—	192.5	—
Utilities	172.3	—	172.3	—
Technology	25.3	—	25.3	—
Diversified	—	—	—	—
Total debt securities issued by corporations:	2,340.6	2.0	2,338.6	—

Municipal obligations	3.9	—	3.9	—
Mortgage-backed and asset-backed securities	2,009.0	—	1,959.4	49.6
Foreign government, agency and provincial obligations	546.5	64.7	481.8	—
Preferred stocks	86.8	—	16.7	70.1
Total fixed maturity investments	5,248.7	321.6	4,807.4	119.7

Short-term investments	618.4	618.4	—	—

Common equity securities:
Financials	301.1	264.0	1.3	35.8
Consumer	230.8	230.7	.1	—
Basic materials	110.3	110.3	—	—
Energy	75.7	75.7	—	—
Technology	46.3	46.3	—	—
Utilities	38.6	38.4	.2	—
Other	116.4	64.5	51.9	—
Total common equity securities	919.2	829.9	53.5	35.8

Convertible fixed maturity investments	145.5	—	145.5	—
Other long-term investments (1)	258.5	—	—	258.5
Total investments	$7,190.3	$1,769.9	$5,006.4	$414.0
 (1) Excludes carrying value of $34.0 associated with other long-term investment limited partnerships accounted for using the equity method.

	December 31, 2011
Millions	Fair value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturity investments:
US Government and agency obligations	$305.0	$296.2	$8.8	$—

Debt securities issued by corporations:
Consumer	790.7	—	790.7	—
Industrial	359.4	—	359.4	—
Financials	239.6	3.8	235.8	—
Communications	225.8	—	225.8	—
Basic materials	195.7	—	195.7	—
Energy	155.8	—	155.8	—
Utilities	140.1	—	140.1	—
Technology	24.5	—	24.5	—
Diversified	3.5	—	3.5	—
Total debt securities issued by corporations:	2,135.1	3.8	2,131.3	—

Municipal obligations	2.7	—	2.7	—
Mortgage-backed and asset-backed securities	3,222.9	—	3,207.8	15.1
Foreign government, agency and provincial obligations	589.2	65.7	523.5	—
Preferred stocks	78.8	—	15.0	63.8
Total fixed maturity investments (1)	6,333.7	365.7	5,889.1	78.9

Short-term investments	846.0	846.0	—	—

Common equity securities:
Financials	219.2	185.8	1.5	31.9
Consumer	188.8	188.5	.3	—
Basic materials	121.0	119.9	1.1	—
Energy	72.6	72.6	—	—
Utilities	42.0	41.8	.2	—
Technology	25.8	25.8	—	—
Other	85.6	33.0	52.2	.4
Total common equity securities	755.0	667.4	55.3	32.3

Convertible fixed maturity investments	143.8	—	143.8	—
Other long-term investments (2)	268.3	—	—	268.3
Total investments	$8,346.8	$1,879.1	$6,088.2	$379.5
(1) Excludes carrying value of $33.0 associated with other long-term investments accounted for using the equity method.
(2) Carrying value includes $111.8 that is classified as assets held for sale relating to AutoOne discontinued operations.

Debt securities issued by corporations
 The following table summarizes the ratings of the corporate debt securities held in White Mountains’ investment portfolio as of June 30, 2012 and December 31, 2011:

Millions	June 30, 2012	December 31, 2011
AAA	$—	$—
AA	210.1	206.8
A	856.3	802.8
BBB	1,259.3	1,110.8
BB	7.4	6.2
Other	7.5	8.5
Debt securities issued by corporations (1)	$2,340.6	$2,135.1
(1) Credit ratings are assigned based on the following hierarchy: 1) Standard & Poor’s, 2) Moody’s and 3) Bloomberg
(Composite rating).

Mortgage-backed, Asset-backed Securities
 White Mountains purchases commercial and residential mortgage-backed securities with the goal of maximizing risk adjusted returns in the context of a diversified portfolio. White Mountains’ non-agency commercial mortgage-backed portfolio (“CMBS”) is generally short tenor and structurally senior, with more than 25 points of subordination on average for fixed rate CMBS and more than 50 points of subordination on average for floating rate CMBS as of June 30, 2012.  In general, subordination represents the percentage principal loss on the underlying collateral that would be absorbed by other securities lower in the capital structure before the more senior security incurs a loss. White Mountains believes these levels of protection will mitigate the risk of loss tied to the refinancing challenges facing the commercial real estate market.  As of June 30, 2012, on average less than 1.0% of the underlying loans were reported as non-performing for all non-agency CMBS held by White Mountains. White Mountains is not an originator of residential mortgage loans and did not hold any residential mortgage-backed securities (“RMBS”) categorized as sub-prime as of June 30, 2012. White Mountains’ investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage-backed securities at June 30, 2012. White Mountains considers sub-prime mortgage-backed securities as those that have underlying loan pools that exhibit weak credit characteristics, or those that are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., White Mountains considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics).
White Mountains categorizes mortgage-backed securities as “non-prime” (also called “Alt A” or “A-”) if they are backed by collateral that has overall credit quality between prime and sub-prime based on White Mountains’ review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. White Mountains’ non-agency residential mortgage-backed portfolio is generally short tenor and structurally senior. White Mountains does not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

The following table summarizes mortgage and asset-backed securities as of June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
GNMA	$1,357.8	$1,322.5	$35.3	$1,365.8	$1,365.8	$—
FNMA	44.4	44.4	—	712.6	712.6	—
FHLMC	16.1	16.1	—	35.9	35.9	—
Total Agency (1)	1,418.3	1,383.0	35.3	2,114.3	2,114.3	—
Non-agency:
Residential	150.9	136.6	14.3	83.1	68.0	15.1
Commercial	375.0	375.0	—	276.7	276.7	—
Total Non-agency	525.9	511.6	14.3	359.8	344.7	15.1

Total mortgage-backed securities	1,944.2	1,894.6	49.6	2,474.1	2,459.0	15.1
Other asset-backed securities:
Credit card receivables	—	—	—	380.6	380.6	—
Vehicle receivables	35.0	35.0	—	345.6	345.6	—
Other	29.8	29.8	—	22.6	22.6	—
Total other asset-backed securities	64.8	64.8	—	748.8	748.8	—
Total mortgage and asset- backed securities	$2,009.0	$1,959.4	$49.6	$3,222.9	$3,207.8	$15.1
 (1)   Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities
 The security issuance years of White Mountains’ investments in non-agency RMBS and non-agency CMBS securities as of June 30, 2012 are as follows:

		Security Issuance Year
Millions	Fair Value	2003	2006	2007	2009	2010	2011	2012
Non-agency RMBS	$150.9	$2.6	$21.9	$22.1	$—	$38.1	$66.2	$—
Non-agency CMBS	375.0	—	4.5	14.9	11.3	6.2	149.7	188.4
Total	$525.9	$2.6	$26.4	$37.0	$11.3	$44.3	$215.9	$188.4

Non-agency Residential Mortgage-backed Securities
 The classification of the underlying collateral quality and the tranche levels of White Mountains’ non-agency RMBS securities are as follows as of June 30, 2012:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate (3)
Prime	$136.0	$40.4	$95.6	$—
Non-prime	14.9	14.3	.6	—
Sub-prime	—	—	—	—
Total	$150.9	$54.7	$96.2	$—
(1)  At issuance, Super Senior were rated AAA by Standard & Poor’s, Aaa by Moody’s or AAA by Fitch and were senior to other AAA or Aaa bonds.
(2) At issuance, Senior were rated AAA by Standard & Poor’s, Aaa by Moody’s or AAA by Fitch and were senior to non-AAA or non-Aaa bonds.
(3) At issuance, Subordinate were not rated AAA by Standard & Poor’s, Aaa by Moody’s or AAA by Fitch and were junior to
AAA or Aaa bonds.

Non-agency Commercial Mortgage-backed Securities
 The amount of fixed and floating rate securities and their tranche levels of White Mountains’ non-agency CMBS securities are as follows as of June 30, 2012:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate (3)
Fixed rate CMBS	$350.1	$217.7	$132.4	$—
Floating rate CMBS	24.9	14.9	10.0	—
Total	$375.0	$232.6	$142.4	$—
(1)      At issuance, Super Senior were rated AAA by Standard & Poor’s, Aaa by Moody’s or AAA by Fitch and were senior to other AAA or Aaa bonds.
(2) At issuance, Senior were rated AAA by Standard & Poor’s, Aaa by Moody’s or AAA by Fitch and were senior to non-AAA or non-Aaa bonds.
(3) At issuance, Subordinate were not rated AAA by Standard & Poor’s, Aaa by Moody’s or AAA by Fitch and were junior to AAA or Aaa bonds.

Rollforward of Fair Value Measurements by Level

White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturity investments, common equity securities, convertible fixed maturity investments and other long-term investments at June 30, 2012 and 2011 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.
The following tables summarize the changes in White Mountains’ fair value measurements by level for the three and six months ended June 30, 2012 and 2011:

			Level 3 Investments
Millions	Level 1 Investments	Level 2 Investments	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other long-term investments	Total
Balance at January 1, 2012	$1,879.1	$6,088.2	$78.9	$32.3	$—	$268.3	$8,346.8	(1)(2)
Total realized and unrealized gains (losses)	—	45.4	7.4	1.0	—	(3.3)	50.5
Foreign currency gains (losses) through OCI	6.5	(11.1)	.7	—	—	(1.3)	(5.2)
Amortization/Accretion	(.2)	(23.3)	(.8)	—	—	—	(24.3)
Purchases	4,559.3	2,758.6	138.8	2.5	—	19.8	7,479.0
Sales	(4,674.8)	(3,872.4)	(84.3)	—	—	(25.0)	(8,656.5)
Transfers in	—	21.0	—	—	—		21.0
Transfers out	—	—	(21.0)	—	—		(21.0)
Balance at June 30, 2012	$1,769.9	$5,006.4	$119.7	$35.8	$—	$258.5	$7,190.3	(1)
(1)  Excludes carrying value of $33.0 and $34.0 at January 1, 2012 and June 30, 2012 associated with other long-term investments accounted for using the equity method.
(2)  Carrying value includes $111.8 that is classified as assets held for sale relating to AutoOne discontinued operations.

			Level 3 Investments
Millions	Level 1 Investments	Level 2 Investments	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other long-term investments		Total
Balance at January 1, 2011	$1,894.4	$5,477.4	$128.4	$71.2	$—	$330.2	(1)	$7,901.6	(1)
Total realized and unrealized gains (losses)	10.6	14.0	(1.6)	(1.6)	—	12.2		33.6
Foreign currency gains (losses) through OCI	17.9	90.5	—	1.0	—	6.8		116.2
Amortization/Accretion	2.3	(27.8)	—	—	—	—		(25.5)
Purchases	4,058.3	2,796.9	52.7	3.9	—	25.8		6,937.6
Sales	(4,315.7)	(3,076.9)	—	—	—	(77.0)		(7,469.6)
Transfers in	—	57.5	1.0	—	—	—		58.5
Transfers out	—	(1.0)	(57.5)	—	—	—		(58.5)
Balance at June 30, 2011	$1,667.8	$5,330.6	$123.0	$74.5	$—	$298.0	(1)	$7,493.9	(1)
 (1) Excludes carrying value of $35.3 and $41.9 at June 30, 2011 and January 1, 2011 associated with other long-term investment limited partnerships accounted for using the equity method.

Fair Value Measurements — transfers between levels - Three-month period ended June 30, 2012 and 2011
 During the first six months of 2012, one security classified as Level 3 measurements in the prior period was recategorized as Level 2 measurements because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available at June 30, 2012.  These measurements comprise “Transfers out” of Level 3 and “Transfers in” to Level 2 of $21.0 million in fixed maturities for the period ended June 30, 2012.
During the first six months of 2011, two securities which had been classified as Level 3 measurements at January 1, 2011 were recategorized as Level 2 measurements because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available at June 30, 2011. These measurements comprise “Transfers out” of Level 3 and “Transfers in” to Level 2 of $57.5 million in fixed maturities for the period ended June 30, 2011.  One security that was classified as a Level 2 investment at January 1, 2011 was priced with unobservable inputs during the current period and represents the “Transfers in” of $1.0 million in Level 3 investments.  The fair value of this security was estimated using industry standard pricing models, in which management selected inputs using its best judgment.  The pricing models used by White Mountains use the same valuation methodology for all Level 3 measurements for fixed maturities. The security is considered to be Level 3 because the measurements are not directly observable. At June 30, 2011, the estimated fair value for this security determined using the industry standard pricing models was $0.8 million less than the estimated fair value based upon quoted prices provided by a third party pricing vendor.

Significant Unobservable Inputs
The following summarizes significant unobservable inputs used in estimating the fair value of investment securities classified within Level 3 at June 30, 2012:

($ in Millions)	June 30, 2012
Description	Fair Value	Rating	Valuation Technique(s)	Unobservable Input	Range(1)
Agency CMBS	$35.3	AA+	Discounted cash flow	Prepayment rate/ default rate	15.0%	CPJ (2)
				Discount yield	1.2%
Non-Agency RMBS	$14.3	CCC	Single broker indication(3)	N/A	N/A
Preferred Stock	$70.1	NR	Discounted cash flow	Discount yield	8.7%
(1) Each asset type consists of one security.
(2) CPJ refers to the market convention for prepayment and default vector assumptions.
(3) White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value and performs procedures to validate the market prices obtained from the outside pricing sources. As a result of these procedures, White Mountains did not use the price provided by a third party pricing vendor and chose to use a single broker indication for this security. At June 30, 2012, the estimated fair value for this security was $1.1 million less than the estimated fair value based upon quoted prices provided by a third party pricing vendor.

The assumed prepayment and default rates are significant unobservable inputs used to estimate the fair value of investments in agency CMBS. Generally for bonds priced at a premium, increases in prepayment speeds will result in a lower fair value, while decreases in prepayment speed may result in a higher fair value.

Note 6.  Debt

White Mountains’ debt outstanding as of June 30, 2012 and December 31, 2011 consisted of the following:

Millions	June 30, 2012	December 31, 2011
OBH Senior Notes, at face value	$269.9	$269.9
Unamortized original issue discount	(.1)	(.1)
OBH Senior Notes, carrying value	269.8	269.8
SIG Senior Notes, at face value	400.0	400.0
Unamortized original issue discount	(.6)	(.7)
SIG Senior Notes, carrying value	399.4	399.3
WTM Bank Facility	—	—
Old Lyme	2.1	2.1
Other debt (1)	6.3	6.3
Total debt	$677.6	$677.5
 (1) Other debt relates to White Mountains’ consolidation of Hamer and Bri-Mar.

Bank Facility
 On August 12, 2011, White Mountains entered into a new revolving credit facility with a total commitment of $375.0 million (the “WTM Bank Facility”) with a syndicate of lenders administered by Bank of America, N.A.  As of June 30, 2012, the WTM Bank Facility was undrawn.

Debt Covenants
 At June 30, 2012, White Mountains was in compliance with all of the covenants under the WTM Bank Facility, the OneBeacon U.S. Holdings, Inc. (“OBH”) Senior Notes and the SIG Senior Notes.

Old Lyme
 On December 31, 2011, Sirius Group acquired the run-off loss reserve portfolio of Old Lyme (see Note 2).  As part of the acquisition, Sirius Group entered into a five year $2.1 million purchase note.  The principal amount of the purchase note is subject to upward adjustments for favorable loss reserve development (up to 50% of $6.0 million) and downward adjustments for any adverse loss reserve development.

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
White Mountains’ income tax expense for the three and six months ended June 30, 2012 represented effective tax rates of 17.2% and 20.8%, which differed from the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States.
White Mountains’ income tax expense for the three months ended June 30, 2011 represented an effective tax rate of 27.7%. which differed from the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States. White Mountains' effective tax rate for the first six months of 2011 was not meaningful as pre-tax income was near break-even.
In arriving at the effective tax rate for the three and six months ended June 30, 2012 and 2011, White Mountains forecasted the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2012 and 2011 and included these gains (losses) in the effective tax rate calculation pursuant to ASC 740-270.

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
 The IRS is conducting an examination of income tax returns for 2005 and 2006 for certain U.S. subsidiaries of OneBeacon.  On January 5, 2011, White Mountains received Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2005 and 2006. The estimated total assessment, including interest and utilization of alternative minimum and foreign tax credit carryovers, is $19.9 million. White Mountains disagrees with the adjustments proposed by the IRS and intends to defend its position. The timing of the resolution of these issues is uncertain, however, it is reasonably possible that the resolution could occur within the next twelve months.  An estimate of the range of potential outcomes cannot be made at this time. When ultimately settled, White Mountains does not expect the resolution of this examination to result in a material change to its financial position.
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

Note 8. Variable Annuity Reinsurance

White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. At June 30, 2012 and December 31, 2011, the total guarantee value was approximately ¥231.4 billion (approximately $2.9 billion at exchange rates on that date) and ¥233.7 billion (approximately $3.0 billion at exchange rates on that date). The collective account values of the underlying variable annuities were approximately 79% and 78% of the guarantee value at June 30, 2012 and December 31, 2011.

The following table summarizes the pre-tax operating results of WM Life Re for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2012	2011	2012	2011
Fees, included in other revenues	$8.0	$8.0	$16.0	$15.9
Change in fair value of variable annuity liability, included in other revenues	(110.5)	(35.9)	100.8	16.4
Change in fair value of derivatives, included in other revenues	95.5	22.0	(111.0)	(43.5)
Foreign exchange, included in other revenues	7.6	6.9	(15.4)	2.3
Other investment income and gains (losses)	1.2	(.2)	(.9)	(.6)
Total revenues	1.8	.8	(10.5)	(9.5)
Change in fair value of variable annuity death benefit liabilities, included in other expenses	(2.8)	(.5)	5.9	2.5
Death benefit claims paid, included in other expenses	(1.7)	(.7)	(3.4)	(1.7)
General and administrative expenses	(1.3)	(1.4)	(2.7)	(2.1)
Pre-tax loss	$(4.0)	$(1.8)	$(10.7)	$(10.8)

All of White Mountains’ variable annuity reinsurance liabilities were classified as Level 3 measurements at June 30, 2012 and 2011. The following tables summarize the changes in White Mountains’ variable annuity reinsurance liabilities and derivative instruments for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012
	Variable Annuity (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total (4)
Beginning of period	$(548.5)	$183.8	$(.1)	$(9.4)	$174.3
Purchases	—	—	—	—	—
Realized and unrealized (losses) gains	(113.3)	29.5	41.7	24.3	95.5
Transfers in	—	—	—	—	—
Sales/settlements	—	(.3)	19.4	(38.6)	(19.5)
End of period	$(661.8)	$213.0	$61.0	$(23.7)	$250.3

	Six Months Ended June 30, 2012
	Variable Annuity (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total (4)
Beginning of period	$(768.5)	$247.1	$39.2	$4.1	$290.4
Purchases	—	6.1	—	—	6.1
Realized and unrealized gains (losses)	106.7	(30.8)	(56.5)	(23.7)	(111.0)
Transfers in	—	—	—	—	—
Sales/settlements	—	(9.4)	78.3	(4.1)	64.8
End of period	$(661.8)	$213.0	$61.0	$(23.7)	$250.3

	Three Months Ended June 30, 2011
	Variable Annuity (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total (4)
Beginning of period	$(554.9)	$226.0	$54.8	$7.3	$288.1
Purchases	—	—	—	—	—
Realized and unrealized (losses) gains	(36.4)	6.7	12.5	2.8	22.0
Transfers in	—	—	—	—	—
Sales/settlements	—	—	(19.1)	(22.0)	(41.1)
End of period	$(591.3)	$232.7	$48.2	$(11.9)	$269.0

	Six Months Ended June 30, 2011
	Variable Annuity (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total (4)
Beginning of period	$(610.2)	$275.3	$72.2	$—	$347.5
Purchases	—	5.0	—	—	5.0
Realized and unrealized gains (losses)	18.9	(18.5)	(8.2)	(16.8)	(43.5)
Transfers in	—	—	—	—	—
Sales/settlements	—	(29.1)	(15.8)	4.9	(40.0)
End of period	$(591.3)	$232.7	$48.2	$(11.9)	$269.0
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
(4) In addition to derivative instruments, WM Life Re held cash, short-term and fixed maturity investments of $471.6 and $370.5 at June 30, 2012 and 2011 posted as collateral to its reinsurance counterparties.

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

The following summarizes quantitative information about significant unobservable inputs associated with the fair value estimates for variable annuity reinsurance liabilities and derivative instruments that have been classified as Level 3 measurements:

	June 30, 2012
($ in Millions) Description	Fair Value	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Variable annuity benefit guarantee liabilities	$661.8	Discounted cash flows	Surrenders	0.1%	-	3.0%	0.7%
			Mortality	—%	-	6.4%	1.0%
			Foreign exchange volatilities	12.3%	-	29.1%	16.5%
			Index volatilities	13.1%	-	32.1%	22.7%

Foreign exchange and equity index options	$213.0	Black-Scholes option pricing model	Expected equity dividends	1.5%	-	4.1%	2.7%
			Foreign exchange volatilities	12.3%	-	29.1%	16.5%
			Index volatilities	13.1%	-	32.1%	22.7%

The following summarizes realized and unrealized derivative gains (losses) recognized in other revenues for the three and six months ended June 30, 2012 and 2011 and the carrying values, included in other assets, at June 30, 2012 and December 31, 2011, by type of instrument:

	Gains (Losses)				Carrying Value
	Three Months Ended		Six Months Ended		As of
	June 30,		June 30,		June 30, 2012	December 31, 2011
Millions	2012	2011	2012	2011
Fixed income/Interest rate	$28.6	$(6.3)	$(50.5)	$(12.5)	$64.8	$31.1
Foreign exchange	27.4	17.1	(27.5)	(30.2)	127.7	161.3
Equity	39.5	11.2	(33.0)	(.8)	57.8	98.0
Total	$95.5	$22.0	$(111.0)	$(43.5)	$250.3	$290.4

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

Millions	June 30, 2012	December 31, 2011
Short-term investments	$86.9	$73.2
Fixed maturity securities	—	—
Total	$86.9	$73.2

Collateral held by or provided by WM Life Re in the form of fixed maturity securities comprise U.S. Treasury securities, which are recorded at fair value. Collateral in the form of short-term investments consists of money-market instruments, carried at amortized cost, which approximates fair value.  The following summarizes the value, collateral (held) provided by WM Life Re and net exposure to credit losses on OTC derivative instruments recorded within other assets:

Millions	June 30, 2012	December 31, 2011
OTC derivative instruments (1)	$282.2	$295.4
Collateral held	(86.9)	(73.2)
Collateral provided	62.6	83.0
Net exposure to credit losses on fair value of OTC instruments	$257.9	$305.2
 (1) Value of OTC derivative instruments as of June 30, 2012 and December 31, 2011 excludes adjustments for counterparty credit risk of $(8.2)
and $(9.1) included in fair value under GAAP.

The following table summarizes uncollateralized amounts due under WM Life Re’s OTC derivative contracts:

	Uncollateralized balance as of
Millions	June 30, 2012	S&P Rating(1)
Citigroup (2)	$55.6	A-
Royal Bank of Scotland	67.4	A-
Bank of America	52.9	A-
JP Morgan (2)	27.8	A
Nomura (2)	30.5	BBB+
Barclays	20.6	A
Goldman Sachs (2)	3.1	A-
Total	$257.9
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

The OTC derivative contracts are subject to restrictions on liquidation of the instruments and distribution of proceeds under collateral agreements.  In addition, WM Life Re held cash, short-term and fixed maturity investments posted as collateral to its reinsurance counterparties.  The additional collateral consists of the following:

Millions	June 30, 2012	December 31, 2011
Cash	$360.0	$453.5
Short-term investments	20.6	.6
Fixed maturity investments	91.0	31.2
Total	$471.6	$485.3

Note 9. Earnings (Loss) Per Share

Basic earnings (loss) per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities.  Diluted earnings (loss) per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.  The following table outlines the Company’s computation of earnings (loss) per share from continuing operations for the three and six months ended June 30, 2012 and 2011 (see Note 14 for earnings per share amounts for discontinued operations):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic and diluted earnings (loss) per share numerators (in millions):
Net income (loss) from continuing operations attributable to White Mountains’ common shareholders	$26.1	$13.2	$119.8	$(17.5)
Allocation of (income) loss for unvested restricted common shares	(.4)	(.1)	(1.5)	.2
Dividends declared on participating restricted common shares (1)	—	—	(.1)	(.1)
Total allocation to restricted common shares	(.4)	(.1)	(1.6)	.1
Net income (loss) attributable to White Mountains’ common shareholders, net of restricted common share amounts	$25.7	$13.1	$118.2	$(17.4)
Undistributed net earnings (loss) (in millions):
Net income (loss) attributable to White Mountains’ common shareholders, net of restricted common share amounts	$25.7	$13.1	$118.2	$(17.4)
Dividends declared net of participating restricted common share amounts (1)	—	—	(6.5)	(6.5)
Total undistributed net earnings (loss), net of restricted common share amounts	$25.7	$13.1	$111.7	$(23.9)
Basic earnings (loss) per share denominators (in thousands):
Total average common shares outstanding during the period	6,638.7	7,958.8	7,033.0	7,995.1
Average unvested restricted shares (2)	(93.5)	(73.3)	(85.9)	(65.2)
Basic earnings (loss) per share denominator	6,545.2	7,885.5	6,947.1	7,929.9
Diluted earnings (loss) per share denominator (in thousands):
Total average common shares outstanding during the period	6,638.7	7,958.8	7,033.0	7,995.1
Average unvested restricted common shares (2)	(93.5)	(73.3)	(85.9)	(65.2)
Average outstanding dilutive options to acquire common shares (3)	—	—	—	—
Diluted earnings (loss) per share denominator	6,545.2	7,885.5	6,947.1	7,929.9
Basic earnings (loss) per share (in dollars):
Net income (loss) attributable to White Mountains’ common shareholders	$3.92	$1.66	$17.01	$(2.19)
Dividends declared	—	—	(1.00)	(1.00)
Undistributed earnings (loss)	$3.92	$1.66	$16.01	$(3.19)
Diluted earnings (loss) per share (in dollars)
Net income (loss) attributable to White Mountains’ common shareholders	$3.92	$1.66	$17.01	$(2.19)
Dividends declared	—	—	(1.00)	(1.00)
Undistributed earnings (loss)	$3.92	$1.66	$16.01	$(3.19)
(1) Restricted shares issued by White Mountains contain dividend participation features, and therefore, are considered participating securities.
(2) Restricted shares outstanding vest either in equal annual installments or upon a stated date (see Note 12).
(3) The diluted earnings (loss) per share denominator for the three and six months ended June 30, 2012 and 2011 do not include common shares issuable upon exercise of the Non-Qualified Options as they are anti-dilutive to the calculation.

Note 10. Segment Information

White Mountains has determined that its reportable segments are OneBeacon, Sirius Group, and Other Operations. As a result of the Esurance Sale, the results of operations for Esurance are classified as discontinued operations and are now presented, net of related income taxes, as such in the statement of comprehensive income. Prior year amounts have been reclassified to conform to the current period’s presentation (see Note 14).
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
 Significant intercompany transactions among White Mountains’ segments have been eliminated herein. Financial information for White Mountains’ segments follows:

Millions	OneBeacon	Sirius Group	Other Operations	Total
Three Months Ended June 30, 2012
Earned insurance and reinsurance premiums	$282.0	$230.2	$—	$512.2
Net investment income	14.0	17.1	9.3	40.4
Net realized and unrealized investment (losses) gains	(11.9)	18.1	(14.3)	(8.1)
Other revenue	.2	(17.6)	16.9	(.5)
Total revenues	284.3	247.8	11.9	544.0
Losses and loss adjustment expenses	152.5	112.5	—	265.0
Insurance and reinsurance acquisition expenses	60.1	48.6	—	108.7
Other underwriting expenses	52.0	27.0	—	79.0
General and administrative expenses	2.6	6.2	33.3	42.1
Interest expense on debt	4.0	6.6	.3	10.9
Total expenses	271.2	200.9	33.6	505.7
Pre-tax income (loss)	$13.1	$46.9	$(21.7)	$38.3

Millions	OneBeacon	Sirius Group	Other Operations	Total
Three Months Ended June 30, 2011
Earned insurance and reinsurance premiums	$247.5	$230.8	$—	$478.3
Net investment income	18.7	22.7	4.4	45.8
Net realized and unrealized investment gains	11.0	31.0	.8	42.8
Other revenue	(11.5)	(9.5)	7.7	(13.3)
Total revenues	265.7	275.0	12.9	553.6
Losses and loss adjustment expenses	137.9	140.6	—	278.5
Insurance and reinsurance acquisition expenses	53.5	45.0	—	98.5
Other underwriting expenses	44.1	27.3	—	71.4
General and administrative expenses	2.6	9.2	44.4	56.2
Interest expense on debt	6.0	6.6	.3	12.9
Total expenses	244.1	228.7	44.7	517.5
Pre-tax income (loss)	$21.6	$46.3	$(31.8)	$36.1

Millions	OneBeacon	Sirius Group	Other Operations	Total
Six Months Ended June 30, 2012
Earned insurance and reinsurance premiums	$554.8	$456.4	$—	$1,011.2
Net investment income	28.7	34.2	19.3	82.2
Net realized and unrealized investment gains	17.9	31.8	.8	50.5
Other revenue	.3	.7	29.7	30.7
Total revenues	601.7	523.1	49.8	1,174.6
Losses and loss adjustment expenses	301.8	225.9	—	527.7
Insurance and reinsurance acquisition expenses	117.5	99.6	—	217.1
Other underwriting expenses	100.8	53.0	—	153.8
General and administrative expenses	5.3	25.1	57.2	87.6
Interest expense on debt	8.1	13.1	.6	21.8
Total expenses	533.5	416.7	57.8	1,008.0
Pre-tax income (loss)	$68.2	$106.4	$(8.0)	$166.6

Millions	OneBeacon	Sirius Group	Other Operations	Total
Six Months Ended June 30, 2011
Earned insurance and reinsurance premiums	$492.6	$453.5	$—	$946.1
Net investment income	39.7	46.2	9.4	95.3
Net realized and unrealized investment gains (losses)	34.1	(5.1)	4.6	33.6
Other revenue	(10.7)	15.4	3.5	8.2
Total revenues	555.7	510.0	17.5	1,083.2
Losses and loss adjustment expenses	268.3	368.6	—	636.9
Insurance and reinsurance acquisition expenses	102.5	86.7	—	189.2
Other underwriting expenses	93.4	51.1	—	144.5
General and administrative expenses	4.9	15.9	63.4	84.2
Interest expense on debt	12.3	13.1	.6	26.0
Total expenses	481.4	535.4	64.0	1,080.8
Pre-tax income (loss)	$74.3	$(25.4)	$(46.5)	$2.4

Note 11. Investments in Unconsolidated Affiliates

White Mountains’ investments in unconsolidated affiliates represent investments in other companies in which White Mountains has a significant voting and economic interest but does not control the entity.

Millions	June 30, 2012	December 31, 2011
Symetra common shares	$305.9	$261.0
Symetra warrants	29.8	12.6
Total investment in Symetra	335.7	273.6
Pentelia Capital Management	1.8	1.7
Total investments in unconsolidated affiliates	$337.5	$275.3

Symetra
 At June 30, 2012 and December 31, 2011, White Mountains owned 17.4 million common shares of Symetra Financial Corporation (“Symetra”) and warrants to acquire an additional 9.5 million common shares. White Mountains accounts for its investment in common shares of Symetra using the equity method. At December 31, 2011, due to the prolonged low interest rate environment in which life insurance companies currently operate, White Mountains concluded that its investment in Symetra common shares was other-than-temporarily impaired and wrote down the GAAP book value of the investment to its estimated fair value of $261.0 million, or $15 per share at December 31, 2011.  White Mountains recorded $45.9 million of after-tax equity in losses of unconsolidated affiliates and $136.6 million of after-tax equity in net unrealized losses of unconsolidated affiliates.
 Under the equity method, the GAAP carrying value of White Mountains’ investment in Symetra common shares is normally equal to the percentage of Symetra’s GAAP book value represented by White Mountains’ common share ownership, which was 15% at June 30, 2012. As a result of recording the write-down, White Mountains’ carrying value of its investment in Symetra differs from the carrying value by applying its ownership share against Symetra’s GAAP equity as normally done under the equity method. The pre-tax basis difference of $195.8 million as of December 31, 2011 is being amortized over a 30 year period pro rata based on estimated future cash flows associated with Symetra’s underlying assets and liabilities to which the basis difference has been attributed. White Mountains continues to record its equity in Symetra’s earnings and net unrealized gains (losses). In addition, White Mountains recognizes the amortization of the basis difference through equity in earnings of unconsolidated affiliates and equity in net unrealized gains (losses) from investments in unconsolidated affiliates consistent with the original attribution of the writedown between equity in earnings and equity in net unrealized gains (losses). For the three and six months ended June 30, 2012, White Mountains recognized after-tax amortization of $0.6 million and $1.6 million through equity in earnings of unconsolidated affiliates and $3.0 million and $6.0 million through equity in net unrealized losses from investments in unconsolidated affiliates. At June 30, 2012, the pre-tax unamortized basis difference was $187.5 million.
 White Mountains accounts for its Symetra warrants as derivatives with changes in fair value recognized through the income statement as a gain or loss recognized through other revenues.  White Mountains uses a Black Scholes valuation model to determine the fair value of the Symetra warrants.  The major assumptions used in valuing the Symetra warrants at June 30, 2012 were a risk free rate of 0.31%, volatility of 36.5%, an expected life of 2.08 years, a strike price of $11.49 per share and a share price of $12.62 per share.

The following table summarizes amounts recorded by White Mountains relating to its investment in Symetra for the three months ended June 30, 2012 and 2011:

	Three Months Ended			Three Months Ended
	June 30, 2012			June 30, 2011
Millions	Common Shares	Warrants	Total	Common Shares	Warrants	Total
Carrying value of investment in Symetra as of March 31	$269.5	$23.7	$293.2	$356.9	$35.9	$392.8
Equity in earnings (1)(2)	7.0	—	7.0	8.6	—	8.6
Equity in net unrealized gains from Symetra’s fixed maturity portfolio (3)	30.6	—	30.6	24.0	—	24.0
Dividends received	(1.2)	—	(1.2)	(1.0)	—	(1.0)
Increase (decrease) in value of warrants	—	6.1	6.1	—	(3.4)	(3.4)
Carrying value of investment in Symetra as June 30(4)(5)	$305.9	$29.8	$335.7	$388.5	$32.5	$421.0
(1) Equity in earnings excludes tax expense of $0.6 and $0.7.
(2) Equity in earnings includes $0.7 increase relating to the pre-tax amortization of Symetra common share impairment from June 30, 2012
(3) Net unrealized gains includes $3.3 increase relating to the pre-tax amortization of Symetra common share impairment from June 30, 2012.
(4) Includes White Mountains’ equity in net unrealized gains from Symetra’s fixed maturity portfolio of $29.4 and $87.7 as of June 30, 2012 and 2011, which exclude tax expense of $2.4 and $7.1.
(5) The aggregate value of White Mountains’ investment in common shares of Symetra was $219.6 based upon the quoted market price of $12.62 per share at June 30, 2012.

The following table summarizes amounts recorded by White Mountains relating to its investment in Symetra for the six months ended June 30, 2012 and 2011:

	Six Months Ended			Six Months Ended
	June 30, 2012			June 30, 2011
Millions	Common Shares	Warrants	Total	Common Shares	Warrants	Total
Carrying value of investment in Symetra as of January 1	$261.0	$12.6	$273.6	$350.4	$37.1	$387.5
Equity in earnings (1)(2)	17.9	—	17.9	15.9	—	15.9
Equity in net unrealized gains from Symetra’s fixed maturity portfolio(3)	29.4	—	29.4	24.1	—	24.1
Dividends received	(2.4)	—	(2.4)	(1.9)	—	(1.9)
Increase (decrease) in value of warrants	—	17.2	17.2	—	(4.6)	(4.6)
Carrying value of investment in Symetra as June 30 (4)(5)	$305.9	$29.8	$335.7	$388.5	$32.5	$421.0
(1) Equity in earnings excludes tax expense of $1.5 and $1.3.
(2) Equity in earnings includes $1.8 increase relating to the pre-tax amortization of Symetra common share impairment from June 30, 2012.
(3) Net unrealized gains includes $6.6 increase relating to the pre-tax amortization of Symetra common share impairment from June 30, 2012.
(4) Includes White Mountains’ equity in net unrealized gains from Symetra’s fixed maturity portfolio of $29.4 and $87.7 as of June 30, 2012 and 2011, which exclude tax expense of $2.4 and $7.1.
(5) The aggregate value of White Mountains’ investment in common shares of Symetra was $219.6 based upon the quoted market price of $12.62 per share at June 30, 2012.

During the three and six months ended June 30, 2012, White Mountains received cash dividends from Symetra of $1.2 million and $2.4 million on its common share investment that was recorded as a reduction of White Mountains’ investment in Symetra.  During the three and six months ended June 30, 2012, White Mountains also received cash dividends of $0.7 million and $1.3 million from Symetra on its investment in Symetra warrants that was recorded in net investment income.

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

Share-Based Compensation Based on White Mountains Common Shares

WTM Performance Shares
 Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Performance share awards vest, subject to the attainment of performance goals, at the end of a three-year period and are valued based on the market value of common shares at the time awards are paid.  The following table summarizes performance share activity for the three and six months ended June 30, 2012 and 2011 for performance shares granted under the WTM Incentive Plan and phantom performance shares granted under the Sirius Group Performance Plan (the “WTM Phantom Share Plan”):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	118,450	$27.4	149,820	$35.6	150,064	$66.1	163,184	$29.4
Shares paid or expired (1)	—	—	—	—	(68,357)	(48.4)	(51,131)	—
New grants	—	—	250	—	35,932	—	37,675	—
Assumed forfeitures and cancellations (2)	—	(.2)	(6)	(.5)	811.8		336	(.6)
Expense recognized	—	5.5	—	21.4	—	14.2	—	27.7
Ending June 30,	118,450	$32.7	150,064	$56.5	118,450	$32.7	150,064	$56.5
(1) WTM performance share payments in 2012 for the 2009-2011 performance cycle ranged from147% to 155% of target.  There were no payments made in 2011 for the 2008-2010 performance cycle; those performance shares did not meet the threshold performance goals and expired.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.

For the 2009-2011 performance cycle, the Company issued common shares for 9,577 performance shares earned and all other performance shares earned were settled in cash.
 If the outstanding WTM performance shares had vested on June 30, 2012, the total additional compensation cost to be recognized would have been $30.4 million, based on accrual factors at June 30, 2012 (common share price and payout assumptions).

Performance Shares granted under the WTM Incentive Plan
The following table summarizes performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan at June 30, 2012 for each performance cycle:

Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2010 – 2012	42,890	$17.2
2011 – 2013	37,675	10.7
2012 – 2014	35,932	3.3
Sub-total	116,497	31.2
Assumed forfeitures	(2,912)	(.9)
Total at June 30, 2012	113,585	$30.3

Phantom Performance Shares granted under WTM Phantom Share Plan
The following table summarizes phantom performance shares outstanding and accrued expense for grants made under WTM Phantom Share Plan at June 30, 2012 for each performance cycle:

Millions, except share amounts	Target WTM Phantom Performance Shares Outstanding	Accrued Expense
Performance cycle:
2010 – 2012	4,990	$2.4
2011 – 2013 (1)	—	—
2012 – 2014 (1)	—	—
Sub-total	4,990	2.4
Assumed forfeitures	(125)	—
Total at June 30, 2012	4,865	$2.4
 (1)  All performance shares for the 2011–2013 and 2012–2014 performance cycles were granted from the
WTM Incentive Plan.

Restricted Shares
 The following outlines the unrecognized compensation cost associated with the outstanding restricted share awards for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,					Six Months Ended June 30,
	2012			2011		2012		2011
Millions, except share amounts	Restricted Shares		Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	93,460		$24.5	73,250	$21.7	72,000	$13.3	46,250	$14.1
Issued	—		—	250.1		28,460	13.7	27,250	9.9
Vested	—		—	—	—	(7,000)	—	—	—
Forfeited	—		—	—	—	—	—	—	—
Expense recognized	—		(3.0)	—	(2.9)	—	(5.5)	—	(5.1)
Non-vested at June 30,	93,460	—	$21.5	73,500	$18.9	93,460	$21.5	73,500	$18.9

During the first quarter of 2012, White Mountains issued 25,460 restricted shares that vest on January 1, 2015 and 3,000 restricted shares that vest in two equal annual installments beginning in February 2014.  During the second quarter of 2011, White Mountains issued 250 restricted shares that vest on January 1, 2014. During the first quarter of 2011, White Mountains issued 27,000 restricted shares that vest on January 1, 2014.  The unrecognized compensation cost at June 30, 2012 is expected to be recognized ratably over the remaining vesting periods.

Non-Qualified Options
In January 2007, the Company issued 200,000 seven-year Non-Qualified Options to the Company’s Chairman and CEO that vested in equal annual installments over five years and that had an initial exercise price of $650 per common share that escalated at an annual rate of 5% less the annual regular dividend rate.  At the 2010 Annual General Meeting of Members held on May 26, 2010,  the Company’s shareholders approved the following amendments to the Non-Qualified Options: (1) extend the term of the Non-Qualified Options by three years to January 20, 2017; (2) freeze the exercise price at $742 per common share, the exercise price on February 24, 2010; (3) extinguish 75,000 of the 200,000 Non-Qualified Options; and (4) limit the potential in-the-money value of the Non-Qualified Options in excess of $100.0 million to 50% of the amount in excess of $100.0 million.  For the six months ended June 30, 2011, White Mountains recognized a total of $0.1 million of expense related to amortizing the Non-Qualified Options. As of the first quarter of 2011 the Non-Qualified Options were fully amortized.

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
The following table summarizes performance share activity for the three and six months ended June 30, 2012 and 2011 for OneBeacon performance shares granted under the OneBeacon Incentive Plan:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	569,745	$3.2	718,172	$8.4	642,667	$9.7	1,464,295	$18.5
Payments and deferrals (1)(2)	(9,168)	(.3)	—	—	(258,901)	(7.8)	(936,150)	(10.5)
New awards	—	—	—	—	181,290	—	194,900	—
Assumed forfeitures and cancellations(3)	—	—	(46,445)	(0.3)	(4,479)	—	(51,318)	(.3)
Expense recognized	—	.2	—	1.9	—	1.2	—	2.3
Ending June 30,	560,577	$3.1	671,727	$10.0	560,577	$3.1	671,727	$10.0
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

If the outstanding OneBeacon performance shares had been vested on June 30, 2012, the total additional compensation cost to be recognized would have been $3.4 million, based on accrual factors at June 30, 2012 (common share price and payout assumptions).
The following table summarizes OneBeacon performance shares outstanding awarded under the OneBeacon Incentive Plan at June 30, 2012 for each performance cycle:

Millions, except share amounts	Target OneBeacon Performance Shares Outstanding	Accrued Expense
Performance cycle:
2010 – 2012	242,098	$1.7
2011 – 2013	151,563	1.1
2012 – 2014	181,290.4
Sub-total	574,951	3.2
Assumed forfeitures	(14,374)	(.1)
Total at June 30, 2012	560,577	$3.1

OneBeacon Restricted Shares
 The following outlines the unrecognized compensation cost associated with the outstanding restricted share awards for the three and six months ended June 30, 2012:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	930,000	$11.9	—	$—	630,000	$7.7	—	$—
Issued	—	—	630,000	8.6	300,000	4.6	630,000	8.6
Vested	—	—	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—	—	—
Expense recognized	—	(.7)	—	(.1)	—	(1.1)	—	(.1)
Non-vested at June 30,	930,000	$11.2	630,000	$8.5	930,000	$11.2	630,000	$8.5

On March 1, 2012, OneBeacon issued 300,000 restricted shares that vest in two equal annual installments beginning on February 28, 2014.
 On May 25, 2011, OneBeacon issued 630,000 restricted shares to its CEO that vest in four equal annual installments beginning on February 22, 2014.   Concurrently with the grant of the restricted shares, 35,000 OneBeacon performance shares issued to OneBeacon’s CEO for the 2011-2013 performance share cycle were forfeited and performance share awards to OneBeacon’s CEO for the next five years will also be reduced by 35,000 shares.
The unrecognized compensation cost at June 30, 2012 is expected to be recognized ratably over the remaining vesting periods.

Non-Qualified Options
 In November 2006, in connection with its initial public offering, OneBeacon Ltd. issued to its key employees 1,420,000 OneBeacon Non-Qualified Options to acquire OneBeacon Ltd. common shares at an above-market fixed exercise price.
The following table summarizes option activity for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Millions, except share amounts	Target Options Outstanding	Expense Amortized	Target Options Outstanding	Expense Amortized	Target Options Outstanding	Expense Amortized	Target Options Outstanding	Expense Amortized
Beginning of period	740,870	$5.0	768,652	$4.6	740,870	$5.0	768,652	$4.5
New awards	—	—	—	—	—	—	—	—
Forfeitures and cancellations	—	—	(18,522)	—	—	—	(18,522)	—
Vested and expired	(740,870)	—	—	—	(740,870)	—	—	—
Exercised	—	—	—	—	—	—	—	—
Expense recognized	—	—	—	.2	—	—	—	.3
Ending June 30,	—	$5.0	750,130	$4.8	—	$5.0	750,130	$4.8

The fair value of each option award at grant was estimated using a Black-Scholes option pricing model using an expected volatility assumption of 30%, a risk-free interest rate assumption of 4.6%, a forfeiture assumption of 5%, an expected dividend rate assumption of 3.4% and an expected term assumption of 5.5 years. The options originally had a per share exercise price of $30.00. On May 27, 2008, the OneBeacon Compensation Committee of the Board of Directors (the “OB Compensation Committee”) amended the exercise price to $27.97 as a result of the $2.03 per share special dividend paid in the first quarter of 2008.  On November 16, 2010, the OB Compensation Committee adjusted the exercise price to $25.47 as a result of the $2.50 per share special dividend paid in the third quarter of 2010. The compensation expense associated with the options and the incremental fair value of the award modifications were recognized ratably over the vesting period. As of December 31, 2011, the OneBeacon Non-Qualified Options were fully amortized. As of June 30, 2012, the options have expired unexercised.

Restricted Stock Units
The Non-Qualified Options granted by OneBeacon Ltd., in connection with its initial public offering, did not include a mechanism in the options to reflect the contribution to total return from the regular quarterly dividend.  As a result, during the first quarter of 2008, OneBeacon granted 116,270 Restricted Stock Units (“RSUs”) to actively employed option holders that were scheduled to vest equally on November 9, 2009, 2010 and 2011 subject to, for each vesting tranche of units, the attainment of 4% growth in OneBeacon’s book value per share from January 1, 2008 through the end of the calendar year immediately following the applicable vesting date.  Consistent with the terms of the RSU plan, all of the RSUs have vested and were deferred into a OneBeacon non-qualified deferred compensation plan that were paid out in May 2012.

Note 13. Fair Value of Financial Instruments

White Mountains carries its financial instruments on its balance sheet at fair value with the exception of its fixed-rate, long-term indebtedness and the SIG Preference Shares, which are recorded as noncontrolling interest.
The following table summarizes the fair value and carrying value of financial instruments as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
OBH Senior Notes	$277.6	$269.8	$277.4	$269.8
SIG Senior Notes	420.0	399.4	418.6	399.3
SIG Preference Shares	240.0	250.0	217.5	250.0

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

AutoOne
 On February 22, 2012, OneBeacon completed the sale of the AutoOne business to Interboro. AutoOne operated as a division within OneBeacon that offered products and services to automobile assigned risk markets. The transaction included the sale of two insurance entities, AOIC and AOSIC, through which substantially all of the AutoOne business was written on a direct basis. For the six months ended June 30, 2012, the results of operations for the AutoOne business have been classified as discontinued operations and are presented, net of related income taxes, in the statement of comprehensive income. Prior year results of operations have been reclassified to conform to the current period’s presentation. The AutoOne disposal group excludes investing and financing activities from amounts classified as discontinued operations. OneBeacon’s investing and financing operations are conducted on an overall consolidated level and accordingly, there were no separately identifiable cash investing or financing cash flows associated with AutoOne. The assets and liabilities associated with the AutoOne business as of December 31, 2011 have been presented in the balance sheet as held for sale.

Net Assets Held for Sale
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

Income (Loss) from Discontinued Operations
The following summarizes the results of operations, including related income taxes associated with the businesses classified as discontinued operations:

	Three Months Ended		Six Months Ended
Millions, except per share amounts	June 30,		June 30,
	2012	2011	2012	2011
Revenues
Earned insurance premiums	$—	$237.2	$7.8	$464.9
Net investment income	—	4.0	—	8.0
Net realized and unrealized investment gains (losses)	—	4.4	—	7.8
Other revenue	—	17.2	—	34.9
Total revenues	—	262.8	7.8	515.6
Expenses
Loss and loss adjustment expenses	—	170.1	6.7	338.2
Insurance and reinsurance acquisition expenses	—	53.6	1.0	103.1
Other underwriting expenses	—	22.5	.2	44.0
General and administrative expenses	—	23.3	—	35.8
Total expenses	—	269.5	7.9	521.1
Pre-tax (loss) income	—	(6.7)	(.1)	(5.5)
Income tax benefit	—	5.2	.2	6.5
Income (loss) from discontinued operations	$—	$(1.5)	$.1	$1.0

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
The following table outlines the computation of earnings per share for discontinued operations for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic and diluted earnings per share numerators (in millions):
Net income (loss) attributable to White Mountains’ common shareholders	$—	$(1.5)	$.1	$1.0
Allocation of income for participating unvested restricted common shares (1)	—	—	—	—
Net income attributable to White Mountains’ common shareholders, net of restricted common share amounts (2)	$—	$(1.5)	$.1	$1.0
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	6,638.7	7,958.8	7,033.0	7,995.1
Average unvested restricted common shares (3)	(93.5)	(73.3)	(85.9)	(65.2)
Basic earnings per share denominator	6,545.2	7,885.5	6,947.1	7,929.9
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	6,638.7	7,958.8	7,033.0	7,995.1
Average unvested restricted common shares	(93.5)	(73.3)	(85.9)	(65.2)
Average outstanding dilutive options to acquire common shares	—	—	—	—
Diluted earnings per share denominator	6,545.2	7,885.5	6,947.1	7,929.9
Basic and diluted earnings per share (in dollars):	$—	$(.18)	$.02	$.13
(1) Restricted shares issued by White Mountains contain dividend participation features, and therefore, are considered participating securities.
(2) Net income (loss) attributable to White Mountains’ common shareholders, net of restricted share amounts, is equal to undistributed earnings (loss) for the three and six months ended June 30, 2012 and 2011.
(3) Restricted common shares outstanding vest either in equal annual installments or upon a stated date (see Note 12)

Note 15. Subsequent Event

In July 2012, White Mountains invested approximately $600 million in HG Global Ltd. ("HG Global"), which will reinsure municipal bond insurance risks written by Build America Mutual Assurance Company ("BAM") through a wholly-owned subsidiary, HG Re Ltd. White Mountains owns 98% of HG Global's preferred equity and 89% of its common equity. White Mountains expects to syndicate approximately $110 million of its investment to interested investors in the near future to broaden the support for BAM.

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

The following discussion also includes three non-GAAP financial measures - adjusted comprehensive income (loss), adjusted book value per share and total adjusted capital - that have been reconciled to their most comparable GAAP financial measures (see page 62). White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Overview
  White Mountains ended the second quarter of 2012 with an adjusted book value per share of $565, which was break-even for the quarter and up 4.4% for the first six months of 2012, including dividends. White Mountains reported an adjusted comprehensive loss of $4 million and adjusted comprehensive income of $114 million for the second quarter and first six months of 2012 compared to adjusted comprehensive income of $6 million and $40 million for the second quarter and first six months of 2011.  In the second quarter of 2012, good underwriting results at both OneBeacon and Sirius Group were offset by losses in the equity portfolio and foreign currency losses resulting from a strengthening U.S. dollar.
In July 2012, White Mountains invested approximately $600 million in HG Global Ltd. ("HG Global"), which will reinsure municipal bond insurance risks written by Build America Mutual Assurance Company ("BAM") through a wholly-owned subsidiary, HG Re Ltd. White Mountains owns 98% of HG Global's preferred equity and 89% of its common equity. White Mountains expects to syndicate approximately $110 million of its investment to interested investors in the near future to broaden the support for BAM.
White Mountains' GAAP pre-tax total return on invested assets was -0.5% and 1.6 % for the second quarter and first six months of 2012, which included 0.5% and 0.1% of foreign currency losses, compared to 1.1% and 3.1% for the second quarter and first six months of 2011, which included 0.2% and 1.0% of foreign currency gains.
OneBeacon's book value per share increased 1.2% for the second quarter and 6.3% for the first six months of 2012, including dividends.  OneBeacon's GAAP combined ratio was 94% for the second quarter of 2012 compared to 95% for the second quarter of 2011, while the GAAP combined ratio was 94% for both the first six months of 2012 and the first six months of 2011. The GAAP combined ratio for both the second quarter and the first six months of 2012 reflected improvement in the current accident year loss ratio that was driven by lower catastrophe losses, partially offset by lower favorable loss reserve development. Catastrophe losses were 2 points in both the second quarter and the first six months of 2012 compared to 6 points in the second quarter and 4 points in the first six months of 2011. Favorable loss reserve development was 1 point in the second quarter of 2012 compared to 4 points in the second quarter of last year. The first six months of 2012 included 1 point of unfavorable loss reserve development compared to 3 points of favorable loss reserve development in the first six months of last year.

Sirius Group's GAAP combined ratio was 82% for the second quarter of 2012 compared to 92% for the second quarter of 2011, while the GAAP combined ratio for the first six months of 2012 was 83% compared to 112% for the first six months of 2011. The improvement in both periods was primarily due to lower catastrophe losses. The combined ratio for the second quarter of 2012 included 3 points ($7 million) of catastrophe losses, mainly due to earthquakes in Italy, compared to 17 points ($39 million) in the second quarter of 2011, which included $25 million of losses from severe weather and tornadoes in the Midwestern United States and $10 million of additional losses from the Japan earthquake and tsunami that occurred in the first quarter of 2011. The combined ratio for the first six months of 2012 included 2 points ($8 million) of catastrophe losses compared to 36 points ($163 million) during the first half of 2011, which were primarily from $90 million of losses from the Japan earthquake and tsunami, and $40 million of losses from the February 2011 New Zealand earthquake.
White Mountains' total net written premiums increased 8% and 9% to $518 million in the second quarter and $1,173 million in the first six months of 2012, compared to $482 million in the second quarter and $1,079 million in the first six months of 2011.  OneBeacon's net written premiums increased 10% and 14% to $293 million and $597 million in the second quarter and first six months of 2012. Sirius Group's net written premiums increased 4% in both the second quarter and first six months of 2012 to $225 million and $576 million (increases of 6% and 7%, respectively, in local currencies).

Adjusted Book Value Per Share
The following table presents White Mountains’ adjusted book value per share and reconciles this non-GAAP measure to the most comparable GAAP measure. (See NON-GAAP FINANCIAL MEASURES on page 62).

	June 30, 2012	March 31, 2012	December 31, 2011	June 30, 2011
Book value per share numerators (in millions):
White Mountains’ common shareholders’ equity	$3,742.5	$3,718.8	$4,087.7	$3,620.5
Equity in net unrealized losses (gains) from Symetra’s fixed maturity portfolio	(27.0)	1.2	—	(80.6)
Adjusted book value per share numerator (1)	$3,715.5	$3,720.0	$4,087.7	$3,539.9
Book value per share denominators (in thousands of shares):
Common shares outstanding	6,630.3	6,638.9	7,577.9	7,958.6
Unearned restricted shares	(51.6)	(59.4)	(37.6)	(51.5)
Adjusted book value per share denominator (1)	6,578.7	6,579.5	7,540.3	7,907.1
Book value per share (2)	$564.45	$560.16	$539.43	$454.92
Adjusted book value per share (2)	$564.77	$565.38	$542.11	$447.69
 (1) Excludes out of-the-money stock options.
(2) During the first quarter and first six months of both 2012 and 2011, White Mountains declared and paid a dividend of $1.00 per common share.

Review of Consolidated Results

White Mountains’ consolidated financial results for the three and six months ended June 30, 2012 and 2011 follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2012	2011	2012	2011
Gross written premiums	$587.8	$536.5	$1,371.4	$1,254.0
Net written premiums	$518.2	$481.6	$1,172.6	$1,078.9
Revenues
Earned insurance and reinsurance premiums	$512.2	$478.3	$1,011.2	$946.1
Net investment income	40.4	45.8	82.2	95.3
Net realized and unrealized investment (losses) gains	(8.1)	42.8	50.5	33.6
Other revenue — foreign currency translation (losses) gains	(18.4)	(10.3)	—	14.3
Other revenue — Hamer and Bri-Mar	7.3	6.8	15.5	10.9
Other revenue — Symetra warrants	6.1	(3.4)	17.2	(4.6)
Other revenue — other	4.5	(6.4)	(2.0)	(12.4)
Total revenues	544.0	553.6	1,174.6	1,083.2
Expenses
Losses and LAE	265.0	278.5	527.7	636.9
Insurance and reinsurance acquisition expenses	108.7	98.5	217.1	189.2
Other underwriting expenses	79.0	71.4	153.8	144.5
General and administrative expenses	34.5	48.4	65.7	70.4
General and administrative expenses — Hamer and Bri-Mar	6.4	5.8	13.6	9.7
Accretion of fair value adjustment to loss and LAE reserves	1.2	2.0	8.3	4.1
Interest expense on debt	10.9	12.9	21.8	26.0
Total expenses	505.7	517.5	1,008.0	1,080.8
Pre-tax income	38.3	36.1	166.6	2.4
Income tax expense	(6.6)	(10.0)	(34.6)	(2.3)
Net income from continuing operations	31.7	26.1	132.0	.1
Net (loss) income from discontinued operations, net of tax	—	(1.5)	.1	1.0
Equity in earnings of unconsolidated affiliates, net of tax	6.5	7.9	16.7	14.6
Net income	38.2	32.5	148.8	15.7
Net income attributable to noncontrolling interests	(12.1)	(20.8)	(28.9)	(32.2)
Net income (loss) attributable to White Mountains’ common shareholders	26.1	11.7	119.9	(16.5)
Other comprehensive (loss) income, net of tax	(1.6)	16.6	20.7	78.6
Comprehensive income attributable to White Mountains’ common shareholders	24.5	28.3	140.6	62.1
Change in equity in net unrealized losses from Symetra’s fixed maturity portfolio	(28.2)	(22.1)	(27.0)	(22.1)
Adjusted comprehensive (loss) income	$(3.7)	$6.2	$113.6	$40.0

Consolidated Results - Three Months Ended June 30, 2012 versus Three Months Ended June 30, 2011

White Mountains' total revenues decreased 2% to $544 million in the second quarter of 2012 compared to $554 million in the second quarter of 2011, primarily due to lower investment gains, lower net investment income and higher foreign currency translation losses, mostly offset by higher earned insurance and reinsurance premiums and higher mark-to-market gains on White Mountains' investment in Symetra warrants.  Earned insurance and reinsurance premiums increased 7% (9% in local currencies) to $512 million in the second quarter of 2012.  Net investment income was down 12% to $40 million in the second quarter of 2012, primarily from lower fixed maturity yields and the gradual shift in White Mountains' investment portfolio toward more common equity securities. White Mountains reported net realized and unrealized investment losses of $8 million in the second quarter of 2012 compared to $43 million of gains in the second quarter of 2011 (see Investment Returns on page 50).  Other revenues improved to a loss of $1 million in the second quarter of 2012 from a loss of $13 million in the second quarter of 2011, as the second quarter of 2011 included a $12 million loss from the repurchase of $150 million of OBH Senior Notes, while in 2012 higher mark-to-market gains on the Symetra warrants were mostly offset by higher foreign currency translation losses.
White Mountains' total expenses decreased 2% to $506 million in the second quarter of 2012 compared to $518 million in the second quarter of 2011.  White Mountains' losses and LAE expenses decreased 5%, as the second quarter of 2012 included $13 million of catastrophe losses compared to $53 million in catastrophe losses in the second quarter of 2011. General and administrative expenses decreased 25% to $42 million, primarily due to lower incentive compensation expenses as the second quarter of 2011 included increased incentive compensation accruals following the agreement to sell Esurance and Answer Financial to Allstate.
 White Mountains' income tax expense for the second quarter of 2012 and 2011 represented effective tax rates of 17.2% and 27.7%, which differed from the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States.

Consolidated Results - Six Months Ended June 30, 2012 versus Six Months Ended June 30, 2011

White Mountains' total revenues increased 8% to $1,175 million in the first six months of 2012 compared to $1,083 million in the first six months of 2011, primarily due to higher earned insurance and reinsurance premiums, higher mark-to-market gains on White Mountains' investment in Symetra warrants and higher investment gains, partially offset by lower net investment income and lower foreign currency translation gains. Earned premiums increased 7% (8% in local currencies) to $1,011 million in the first six months of 2012. Net investment income was down 14% to $82 million in the first six months of 2012, due primarily to lower fixed maturity yields and the gradual shift in White Mountains' investment portfolio to common equity securities. White Mountains reported net realized and unrealized investment gains of $51 million in the first six months of 2012, compared to $34 million in the first six months of 2011 (see Investment Returns on page 50). Other revenues increased to $31 million in the first six months of 2012 from $8 million in the first six months of 2011, primarily due to increased mark-to-market gains on the Symetra warrants, partially offset by lower foreign currency translation gains. Other revenues in the first six months of 2011 also included a $12 million loss from the repurchase of $150 million of OBH Senior Notes.
White Mountains' total expenses decreased 7% to $1,008 million in the first six months of 2012, compared to $1,081 million in the first six months of 2011. Losses and LAE expenses decreased $109 million, or 17%, as the first six months of 2012 included $16 million of catastrophe losses compared to $182 million in catastrophe losses in the first six months of 2011, primarily from the Japan earthquake and tsunami and New Zealand earthquakes. Interest expense on debt decreased 16% to $22 million in the first six months of 2012 compared to $26 million in the first six months of 2011, primarily due to reductions of outstanding debt resulting from repurchases of OBH Senior Notes.
White Mountains' income tax expense for the first six months of 2012 represented an effective tax rate of 20.8%, which differed from the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States.White Mountains' effective tax rate for the first six months of 2011 was not meaningful as pre-tax income was near break-even ($2 million).

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

OneBeacon

Financial results for OneBeacon for the three and six months ended June 30, 2012 and 2011 follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2012	2011	2012	2011
Gross written premiums	$312.9	$286.2	$632.4	$560.3
Net written premiums	$293.4	$265.6	$597.0	$525.5
Earned insurance and reinsurance premiums	$282.0	$247.5	$554.8	$492.6
Net investment income	14.0	18.7	28.7	39.7
Net realized and unrealized investment (losses) gains	(11.9)	11.0	17.9	34.1
Other revenue	.2	(11.5)	.3	(10.7)
Total revenues	284.3	265.7	601.7	555.7
Losses and LAE	152.5	137.9	301.8	268.3
Insurance and reinsurance acquisition expenses	60.1	53.5	117.5	102.5
Other underwriting expenses	52.0	44.1	100.8	93.4
General and administrative expenses	2.6	2.6	5.3	4.9
Interest expense on debt	4.0	6.0	8.1	12.3
Total expenses	271.2	244.1	533.5	481.4
Pre-tax income	$13.1	$21.6	$68.2	$74.3

The following table presents OneBeacon’s book value per share.

(Millions, except per share amounts)	June 30, 2012	March 31, 2012	December 31, 2011	June 30, 2011
OneBeacon book value per share:
OneBeacon's common shareholders’ equity	$1,131.8	$1,138.4	$1,099.8	$1,251.3
OneBeacon common shares outstanding	95.4	95.4	95.1	94.4
OneBeacon book value per common share (1)	$11.86	$11.93	$11.56	$13.26
(1) OneBeacon declared an paid a regularly quarterly dividend of $0.21 per common share in each of the first two quarters of 2012 and the last two quarters of 2011.

The following tables provide OneBeacon’s GAAP ratios, net written premiums and earned insurance premiums for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
($ in millions)	Specialty	Total (1)	Specialty	Total (1)
GAAP Ratios:
Loss and LAE	54%	54%	56%	56%
Expense	40%	40%	39%	39%
Combined	94%	94%	95%	95%
Net written premiums	$292.1	$293.4	$266.0	$265.6
Earned premiums	$280.3	$282.0	$246.9	$247.5
(1) Includes OneBeacon’s Other business that is primarily businesses that are now in run-off or were sold prior to 2011. Accordingly, GAAP ratios for Other business in 2012 and 2011 are not meaningful.

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2012
($ in millions)	Specialty	Total(1)	Specialty	Total(1)
GAAP Ratios:
Loss and LAE	52%	54%	56%	54%
Expense	40%	40%	39%	40%
Combined	92%	94%	95%	94%
Net written premiums	$595.2	$597.0	$524.3	$525.5
Earned premiums	$552.1	$554.8	$488.8	$492.6
(1) Includes OneBeacon’s Other business that is primarily businesses that are now in run-off or were sold prior to 2011. Accordingly, GAAP ratios for Other business in 2012 and 2011 are not meaningful.

OneBeacon Results - Three Months Ended June 30, 2012 versus Three Months Ended June 30, 2011
OneBeacon's GAAP combined ratio was 94% for the second quarter of 2012 compared to 95% for the second quarter of 2011. The decrease in the combined ratio was primarily due to lower catastrophe losses, partially offset by lower favorable loss reserve development. The second quarter of 2012 included 2 points ($6 million) of catastrophe losses compared to 6 points ($14 million) in the second quarter of 2011. The second quarter of 2012 included 1 point ($3 million) of favorable loss reserve development compared to 4 points ($10 million) in the second quarter of 2011. The favorable loss reserve development for both the second quarter of 2012 and the second quarter of 2011 was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines.
 OneBeacon's net written premiums increased 10% in the second quarter of 2012 to $293 million, compared to $266 million in the second quarter of 2011. The increase was primarily due to an $8 million increase from OneBeacon Technology Insurance, a $5 million increase from its collector cars and boats business primarily related to growth in new business, a $4 million increase from OneBeacon Energy Group and a $4 million increase from OneBeacon Specialty Property, partially offset by a $4 million decrease in net written premiums from OneBeacon Property and Inland Marine.
  Reinsurance protection.  OneBeacon purchases reinsurance in order to minimize loss from large risks or catastrophic events. OneBeacon also purchases individual property reinsurance coverage for certain risks to reduce large loss volatility through property-per-risk excess of loss reinsurance programs and individual risk facultative reinsurance. OneBeacon also maintains excess of loss casualty reinsurance programs that provide protection for individual risk or catastrophe losses involving workers compensation, general liability, automobile liability, professional liability or umbrella liability. The availability and cost of reinsurance protection is subject to market conditions, which are outside of management's control. Limiting the risk of loss through reinsurance arrangements serves to mitigate the impact of large losses; however, the cost of this protection in an individual period may exceed the benefit.
For the second quarter of 2012, OneBeacon's net combined ratio was higher than its gross combined ratio by 6 points, primarily due to the impact of favorable development on a large loss that had been previously ceded, and to a lesser extent the cost of facultative reinsurance, property reinsurance and catastrophe reinsurance. For the second quarter of 2011, OneBeacon's net combined ratio was higher than its gross combined ratio by 7 points, primarily due to the cost of property reinsurance and facultative reinsurance.

OneBeacon Results - Six Months Ended June 30, 2012 versus Six Months Ended June 30, 2011
OneBeacon's GAAP combined ratio was 94% for the both the first six months of 2012 and the first six months of 2011. Improved current accident year results and a decrease in catastrophe losses were almost entirely offset by an unfavorable change in loss reserve development. The first six months of 2012 included 2 points ($8 million) of catastrophe losses compared to 4 points ($21 million) points in the first six months of 2011. The first six months of 2012 included 1 point ($7 million) of unfavorable loss reserve development, primarily driven by unfavorable development in the run-off business, including development related to multiple peril lines and general liability lines and the impact of an adverse court ruling in Mississippi regarding a disputed assessment from an involuntary pool for hurricane Katrina claims in 2005, partially offset by favorable loss reserve development within OneBeacon's Specialty lines. The first six months of 2011 included 3 points ($15 million) of favorable loss reserve development, primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines.
OneBeacon's net written premiums increased 14% in the first six months of 2012 to $597 million compared to $526 million in the first six months of 2011. The increase was primarily due to a $17 million increase from OneBeacon Technology Insurance, an $11 million increase from OneBeacon Professional Insurance primarily related to the medical excess line, a $10 million increase from OneBeacon Accident Group, an $8 million increase from its collector cars and boats business primarily related to growth in new business and an $8 million increase from OneBeacon Energy Group, partially offset by a $4 million decrease in net written premiums from OneBeacon Property and Inland Marine.

Reinsurance protection. For the first six months of 2012, OneBeacon's net combined ratio was higher than its gross combined ratio by 5 points, primarily due to favorable development on a large loss that had been previously ceded and also the cost of property reinsurance, facultative reinsurance and catastrophe reinsurance. For the first six months of 2011, OneBeacon's net combined ratio was higher than its gross combined ratio by 6 points, primarily due to the impact of the cost of property reinsurance and facultative reinsurance, and also the cost of catastrophe reinsurance and marine reinsurance.

Sirius Group

Financial results and GAAP combined ratios for Sirius Group for the three and six months ended June 30, 2012 and 2011 follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2012	2011	2012	2011
Gross written premiums	$274.9	$250.3	$739.0	$693.7
Net written premiums	$224.8	$216.0	$575.6	$553.4

Earned insurance and reinsurance premiums	$230.2	$230.8	$456.4	$453.5
Net investment income	17.1	22.7	34.2	46.2
Net realized and unrealized investment gains (losses)	18.1	31.0	31.8	(5.1)
Other revenue - foreign currency translation (losses) gains	(18.4)	(10.3)	—	14.3
Other revenue	.8	.8	.7	1.1
Total revenues	247.8	275.0	523.1	510.0
Losses and LAE	112.5	140.6	225.9	368.6
Insurance and reinsurance acquisition expenses	48.6	45.0	99.6	86.7
Other underwriting expenses	27.0	27.3	53.0	51.1
General and administrative expenses	5.0	7.2	16.8	11.8
Accretion of fair value adjustment to loss and LAE reserves	1.2	2.0	8.3	4.1
Interest expense on debt	6.6	6.6	13.1	13.1
Total expenses	200.9	228.7	416.7	535.4
Pre-tax income (loss)	$46.9	$46.3	$106.4	$(25.4)

GAAP ratios:
Losses and LAE	49%	61%	50%	81%
Expense	33%	31%	33%	31%
Combined	82%	92%	83%	112%

Sirius Group Results - Three Months Ended June 30, 2012 versus Three Months Ended June 30, 2011
Sirius Group's GAAP combined ratio decreased to 82% for the second quarter of 2012 compared to 92% for the second quarter of 2011.  The decrease was primarily due to lower catastrophe losses.  The combined ratio for the second quarter of 2012 included 3 points ($7 million) of catastrophe losses, mainly from earthquakes in Italy, compared to to 17 points ($39 million) for the second quarter of 2011, which included $25 million related to the severe weather and tornadoes in the Midwestern United States and $10 million of additional losses from the Japan earthquake and tsunami.  There was no net prior year loss reserve development in either the second quarter of 2012 or the second quarter of 2011. In the second quarter of 2012, decreases in prior year property loss reserves were primarily offset by increases to prior year accident and health and asbestos loss reserves. In the second quarter of 2011, decreases in prior year property loss reserves were primarily offset by increases in prior year casualty and marine loss reserves.

Sirius Group's gross written premiums increased 10% (13% in local currencies) to $275 million in the second quarter of 2012 from $250 million for the second quarter of 2011, while net written premiums increased 4% (7% in local currencies) to $225 million in the second quarter of 2012 from $216 million in 2011. These increases were primarily from the property and accident and health lines of business somewhat offset by foreign exchange translation.  Net written premiums for the second quarter of 2012 increased less than gross written premiums due to increased retrocessions on the property and accident and health lines of business. Net earned premiums were essentially flat at $230 million in the second quarter of 2012 compared to $231 million in the second quarter of 2011.
Sirius Group's other revenues primarily consisted of $18 million of foreign currency translation losses recorded in the second quarter of 2012 compared to $10 million of foreign currency translation losses in the second quarter of 2011. (See Foreign Currency Translation on page 52).
Reinsurance protection.  Sirius Group's reinsurance protection primarily consists of pro-rata and excess of loss protections to cover aviation, trade credit, and certain property exposures. Sirius Group's proportional reinsurance programs provide protection for part of the non-proportional treaty accounts written in Europe, the Americas, Asia, the Middle East, and Australia.  This reinsurance is designed to increase underwriting capacity where appropriate, and to reduce exposure both to large catastrophe losses and to a frequency of smaller loss events.  Attachment points and coverage limits vary by region around the world.
Sirius Group's gross combined ratio was lower than the net combined ratio by 9 points for the second quarter of 2012 and 8 points for the second quarter of 2011.  The higher net combined ratio for both the second quarter of 2012 and 2011 was primarily due to the cost of property retrocessions with limited ceded property loss recoveries, primarily due to the low level of catastrophe losses.

Sirius Group Results - Six Months Ended June 30, 2012 versus Six Months Ended June 30, 2011
Sirius Group's GAAP combined ratio decreased to 83% for the six months ended June 30, 2012 from 112% for the six months ended June 30, 2011. The decrease was primarily due to lower catastrophe losses.  The combined ratio for the first six months of 2012 included 2 points ($8 million) of catastrophe losses, mainly due to $7 million of losses from earthquakes in Italy, compared to 36 points ($163 million) of catastrophe losses in the first six months of 2011, primarily from $90 million of losses from the Japan earthquake and tsunami, $40 million of losses from the February 2011 New Zealand earthquake and $25 million from the U.S. storms. The first six months of 2012 included 1 point of favorable loss reserve development compared to 3 points for the first six months of 2011. For the first six months of 2012, decreases in prior year property loss reserves were mostly offset by increases to prior year accident and health and asbestos and environmental loss reserves. In the first six months of 2011, decreases in property loss reserves and favorable development from a 1999 aviation loss were partially offset by increases in prior year casualty and marine loss reserves.
  Sirius Group's gross written premiums increased 7% (9% in local currencies) to $739 million in the first six months of 2012 from $694 million for the first six months of 2011, while net written premiums increased 4% (6% in local currencies) to $576 million for the first six months of 2012 from $553 million in the first six months of 2011.  These increases were primarily from the property and accident and health lines of business offset by foreign exchange translation.  Net written premiums for the first six months of 2012 increased less than gross written premiums due to increased retrocessions on the property and accident and health lines of business. Net earned premiums were essentially flat at $456 million in the first six months of 2012 compared to $454 million for the first six months of 2011.
Sirius Group's other revenues were not significant in the first six months of 2012 and consisted primarily of $14 million of foreign currency translation losses in the first six months of 2011 (See Foreign Currency Translation on page 52).
Reinsurance protection.  Sirius Group's gross combined ratio was lower than the net combined ratio by 4 points for the first six months of 2012 and 9 points for the first six months of 2011.  The higher net combined ratio for the first six months of 2012 was primarily due the cost of property retrocessions with limited ceded property loss recoveries, primarily due to the low level of catastrophe losses. The higher net combined ratio for the first six months of 2011 was primarily due to the Japan and New Zealand earthquake losses, very little of which were ceded under Sirius Group's retrocessional reinsurance coverage, in addition to the cost of the property retrocessions.

Other Operations

A summary of White Mountains’ financial results from its Other Operations segment for the three and six months ended June 30, 2012 and 2011 follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2012	2011	2012	2011
Net investment income	$9.3	$4.4	$19.3	$9.4
Net realized and unrealized investment (losses) gains	(14.3)	.8	.8	4.6
Other revenue - Hamer and Bri-Mar (1)	7.3	6.8	15.5	10.9
Other revenue — Symetra warrants	6.1	(3.4)	17.2	(4.6)
Other revenue	3.5	4.3	(3.0)	(2.8)
Total revenues	11.9	12.9	49.8	17.5
General and admin expenses - Hamer and Bri-mar	6.4	5.8	13.6	9.7
General and admin expenses	26.9	38.6	43.6	53.7
Interest expense — debt	.3	.3	.6	.6
Total expenses	33.6	44.7	57.8	64.0
Pre-tax loss	$(21.7)	$(31.8)	$(8.0)	$(46.5)

(1) On December 31, 2011, Tuckerman Fund I was dissolved and all of the net assets of the fund, which consisted of common shares of Hamer and Bri-Mar, two small manufacturing companies, were distributed to White Mountains.

Other Operations Results - Three and Six Months Ended June 30, 2012 versus Three and Six Months Ended June 30, 2011
  White Mountains' Other Operations segment reported pre-tax loss of $22 million and $8 million in the second quarter and first six months of 2012, compared to $32 million and $47 million of pre-tax loss in the second quarter and first six months of 2011.  The improvement in both periods was primarily driven by higher mark-to-market gains on the Symetra warrants, lower incentive compensation expenses and increased net investment income due to a higher invested asset base, somewhat offset by lower investment gains. The higher invested asset base was primarily the result of the investment of the Esurance Sale proceeds and capital distributed from the Sirius Group in connection with their reorganization in the fourth quarter of 2011, partially offset by amounts used in share repurchases.  The value of White Mountains' investment in Symetra warrants increased $6 million and $17 million in the second quarter and first six months of 2012 compared to a decrease of $3 million and $5 million in the second quarter and first six months of 2011. WM Life Re reported pre-tax losses of $4 million and $11 million in the second quarter and first six months of 2012 compared to $2 million and $11 million of pre-tax losses in the second quarter and first six months of 2011.

II. Summary of Investment Results

Investment Returns
For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a better comparison to benchmark returns, while all dollar amounts are presented net of any management fees and trading expenses.  A summary of White Mountains’ consolidated pre-tax investment results for the three and six months ended June 30, 2012 and 2011 follows:

	Three Months Ended		Six Months Ended
Pre-tax investment results	June 30,		June 30,
Millions	2012	2011	2012	2011
Net investment income	$40.4	$45.8	$82.2	$95.3
Net realized and unrealized investment (losses) gains (1)	(8.1)	42.8	50.5	33.6
Net unrealized foreign currency (losses) gains on investments (2)	(69.1)	(3.6)	(11.9)	119.3
Pre-tax investment gains included in discontinued operations	—	8.4	—	15.8
Total GAAP pre-tax investment (losses) gains	$(36.8)	$93.4	$120.8	$264.0
(1) Includes foreign currency gains (losses) of $28.1, $11.6, $3.0, and $(38.6).
(2) Amounts recognized through other comprehensive income. Excludes non-investment related foreign currency gains (losses) of
$39.2, $(1.9), $5.2, and $(63.0).

Gross investment returns and benchmark returns

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Fixed maturity investments	0.3%	1.4%	2.0%	3.2%
Short-term investments	(0.2)%	0.4%	0.1%	1.1%
Total fixed income	0.2%	1.3%	1.8%	2.9%
Barclay’s U.S. Intermediate Aggregate Index	1.3%	2.2%	2.0%	2.7%
Common equity securities	(3.6)%	(0.1)%	1.1%	4.4%
Convertible fixed maturity investments	(3.0)%	(1.6)%	2.6%	1.0%
Other long-term investments	(4.1)%	1.1%	(0.4)%	6.8%
Total equities, convertibles and other long-term investments	(3.6)%	—%	0.9%	4.6%
S&P 500 Index (total return)	(2.8)%	0.1%	9.5%	6.0%
Total consolidated portfolio	(0.5)%	1.1%	1.6%	3.1%

White Mountains’ GAAP pre-tax total return on invested assets was (0.5)% and 1.6% for the second quarter and first six months of 2012, which included 0.5% and 0.1% of foreign currency losses, compared to 1.1% and 3.1% for the second quarter and first six months of 2011, which included 0.2% and 1.0% of foreign currency gains. White Mountains' fixed income portfolio returned 0.2% for the second quarter of 2012, underperforming the Barclays U.S. Intermediate Aggregate return of 1.3%. White Mountains' high-quality, short-duration, fixed income portfolio (a duration of approximately 2.7 years, including short term investments, and an average credit rating of AA at June 30, 2012) trailed the longer-duration benchmark as rates fell during the second quarter of 2012. For the first six months of 2012, the fixed income portfolio return of 1.8% slightly underperformed its benchmark. White Mountains' value-oriented equity portfolio, approximately 19% of GAAP invested assets at June 30, 2012, was down (3.6)% for the quarter compared to the S&P 500 Index return of (2.8)%. For the first six months of 2012, the equity portfolio return of 0.9% lagged the S&P 500 Index return of 9.5%. This underperformance reflects large positions in other long-term investments and convertible fixed maturity investments (as opposed to common equity securities). It also reflects underweight exposure in common equity securities to the technology, consumer discretionary, and industrial sectors and an overweight position in materials, in particular gold mining stocks, relative to the S&P 500 Index.
WM Advisors has a sub-advisory agreement with Prospector Partners LLC (“Prospector”), a registered investment adviser, under which Prospector manages most of White Mountains’ publicly-traded common equity securities and convertible fixed maturity securities. Total returns for White Mountains’ equity portfolio managed by Prospector compared to the S&P 500 Index are as follows:

	Periods ending June 30, 2012
Long-term returns	1-year	3-years	5-years	7-years
Prospector separate accounts	(3.8)%	10.8%	(1.4)%	4.9%
S&P 500 Index	5.4%	16.4%	0.2%	4.1%

Foreign Currency Translation
 A summary of the impact of foreign currency translation on White Mountains’ consolidated financial results for the three and six months ended June 30, 2012 and 2011 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2012	2011	2012	2011
Net unrealized investment gains — foreign currency	$27.3	$26.2	$4.7	$4.4
Net realized investment gains (losses) — foreign currency	.8	(14.6)	(1.7)	(43.0)
Net realized and unrealized investment gains (losses) — foreign currency	28.1	11.6	3.0	(38.6)
Other revenue — foreign currency translation (losses) gains	(18.4)	(10.3)	—	14.3
Total foreign currency translation gains (losses) recognized through net income, pre-tax	9.7	1.3	3.0	(24.3)
Income tax benefit (expense)	(2.4)	.1	(1.3)	4.2
Total foreign currency translation gains (losses) recognized through net income, after-tax	7.3	1.4	1.7	(20.1)

Change in foreign currency translation on investments	(69.1)	(3.6)	(11.9)	119.3
Change in foreign currency translation on non-investment net liabilities	39.2	(1.9)	5.2	(63.0)
Total foreign currency translation (losses) gains recognized through other comprehensive income	(29.9)	(5.5)	(6.7)	56.3

Total foreign currency (losses) gains recognized through comprehensive income	$(22.6)	$(4.1)	$(5.0)	$36.2

At June 30, 2012, White Mountains’ investment portfolio included $1.2 billion in non-U.S. dollar-denominated investments, most of which are held at Sirius International and are denominated in Swedish kronor or euros. The value of the investments in this portfolio is impacted by changes in the exchange rate between the U.S. dollar and the krona and between the U.S. dollar and the euro.  During the second quarter and first six months of 2012, the U.S. dollar strengthened 5% and 1% against the kronor and 5% and 2% against the euro. These currency movements resulted in approximately $41 million and $9 million of pre-tax foreign currency investment losses for the three and six months ended June 30, 2012, which are recorded as components of net realized and unrealized investment gains and change in foreign currency translation on investments (recognized through other comprehensive income).  During the second quarter and first six months of 2011, the U.S dollar weakened 2% and 8% against the euro. The U.S. dollar was flat against the kronor in the second quarter and weakened 6% for the first six months of 2011. These currency movements resulted in approximately $8 million and $81 million of pre-tax foreign currency investment gains for the three and six months ended June 30, 2011.
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
 The amount of foreign currency translation on Sirius International’s U.S. dollar denominated investments recognized as an increase of net income and a decrease of other comprehensive income was $27 million and $4 million for the second quarter and first six months of 2012.  The amount of foreign currency translation on Sirius International’s U.S. dollar denominated investments recognized as a (decrease) increase of other comprehensive income and an (increase) decrease of net income (loss) was $(2) million and $39 million for the second quarter and first six months of 2011.
 White Mountains’ investment portfolio consists of debt and equity securities issued in over 30 countries worldwide. The United States represents the country of issue for 75% of White Mountains’ fixed maturity, common equity and convertible fixed maturity investment portfolio. White Mountains has no direct sovereign risk exposure to European peripheral countries Ireland, Greece, Portugal, Spain and Italy (“peripheral countries”). White Mountains’ portfolio includes 0.5% of total fixed maturity, convertible fixed maturity and common equity investments issued from peripheral countries at June 30, 2012.  However, White Mountains has indirect exposure to peripheral countries through securities issued from non-peripheral countries as the issuers of the securities could have exposure to peripheral countries.

The following tables list White Mountains’ investments in fixed maturities, common equities and convertible fixed maturities at June 30, 2012 categorized as financial or non-financial investments and by country of issue:

June 30, 2012
Millions	Fair value
Debt securities issued by corporations:
Non-financial
Australia	$70.1
Canada	190.5
France	61.8
Greece	—
Ireland	—
Italy	11.7
Netherlands	95.8
Portugal	—
Spain	7.2
Sweden	31.4
United Kingdom	103.5
United States	1,372.5
Other	89.0
Total non-financial debt	2,033.5
Financial
Greece	—
Ireland	—
Italy	—
Netherlands	38.1
Portugal	—
Spain	—
United Kingdom	16.7
United States	218.2
Other	34.1
Total financial debt	307.1
Debt securities issued by corporations	2,340.6
Mortgage-backed and asset-backed securities
France	12.7
Sweden	29.7
United Kingdom	120.9
United States	1,845.7
Total mortgage-backed and asset-backed securities	2,009.0
Foreign government, agency and provincial obligations
Canada	64.9
Germany	12.0
Greece	—
France	48.4
Ireland	—
Italy	—
Japan	30.3
New Zealand	49.6
Portugal	—
Spain	—
Sweden	320.4
Other	20.9
Total foreign government, agency and provincial obligations	546.5
US Government and agency obligations(1)	261.9
Municipal obligations(1)	3.9
Preferred stocks(1)	86.8
Total fixed maturity investments	$5,248.7
 (1)    All securities were issued in the United States.

June 30, 2012
Millions	Fair value
Common equity securities:
Non-financial
Canada	$49.6
Greece	.5
Ireland	7.2
Italy	.4
Japan	13.3
Portugal	.4
South Africa	22.7
Spain	5.7
Switzerland	8.0
United States	477.5
Other	32.7
Total non-financial common equity securities	618.0

Financial
Bermuda	60.2
United States	239.2
Other	1.8
Total financial common equity securities	301.2
Total common equity securities	$919.2

Convertible fixed maturities:
Canada	$6.6
United Kingdom	12.7
United States	126.2
Total convertible fixed maturity investments	$145.5

Investment in Symetra Common Shares
     White Mountains recorded a GAAP other-than-temporary impairment write-down on its investment in Symetra common shares during the fourth quarter of 2011.  As a result, White Mountains carried its investment in Symetra common shares at $15 per share at December 31, 2011, the estimate of its GAAP fair value.   During the second quarter and first six months of 2012, White Mountains’ recorded $6 million and $17 million in equity in earnings from its investment in Symetra’s common shares, which increased the value of the investment in Symetra’s common shares used in the calculation of White Mountains’ adjusted book value per share to $15.89 per Symetra common share at June 30, 2012, compared to Symetra’s quoted stock price of $12.62 and Symetra’s book value per share excluding net unrealized gains and losses from its fixed maturity investment portfolio of $18.39.

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

OneBeacon:
Generally, OneBeacon's top tier regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. OneBeacon's top tier regulated insurance operating subsidiaries have the ability to pay $103 million of dividends during 2012 without prior approval of regulatory authorities, subject to the availability of unassigned funds. At March 31, 2012, OneBeacon's top tier regulated insurance operating subsidiaries had $0.8 billion of unassigned funds and at December 31, 2011, had statutory surplus of $1.0 billion  During the first six months of 2012, OneBeacon's top tier regulated insurance operating subsidiaries paid $79 million of dividends to their immediate parent, which included the distribution of a regulated insurance subsidiary with a value of $34 million.
During the first six months of 2012, OneBeacon's unregulated insurance operating subsidiaries paid $4 million of dividends to their immediate parent.  At June 30, 2012, OneBeacon's unregulated insurance operating subsidiaries had $12 million of net unrestricted cash, short-term investments and fixed maturity investments.
During the first six months of 2012, OneBeacon Ltd. paid $40 million of regular quarterly dividends to its common shareholders. White Mountains received $30 million of these dividends.
At June 30, 2012, OneBeacon Ltd. and its intermediate holding companies had $215 million of net unrestricted cash, short-term investments and fixed maturity investments and $30 million of common equity securities and convertible fixed maturity investments outside of its regulated and unregulated insurance operating subsidiaries.

Sirius Group:
Subject to certain limitations under Swedish law, Sirius International is permitted to transfer all or a portion of its pre-tax income to its Swedish parent companies to minimize taxes (referred to as a group contribution). In 2012, Sirius International intends to transfer approximately $81 million (based on the June 30, 2012 SEK to USD exchange rate) of its 2011 pre-tax income to its Swedish parent companies as a group contribution, $43 million of which was transferred during the first six months of 2012.
Sirius International has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, Sirius International has allocated the majority of its pre-tax income, after group contributions to its Swedish parent companies, to the Safety Reserve (see “Safety Reserve” below). At December 31, 2011, Sirius International had $515 million (based on the December 31, 2011 SEK to USD exchange rate) of unrestricted statutory surplus, which is available for distribution in 2012. During the first six months of 2012, Sirius International has paid $12 million in dividends to its immediate parent.
Sirius America has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. Based upon March 31, 2012 statutory surplus of $568 million, Sirius America has the ability to pay $57 million of dividends during 2012 without prior approval of regulatory authorities, subject to the availability of earned surplus.  At March 31, 2012, Sirius America had $101 million of earned surplus.  Sirius America did not pay any dividends to its parent in the first six months of 2012.
At June 30, 2012, Sirius Group and its intermediate holding companies had $52 million of net unrestricted cash, short-term investments and fixed maturity investments and $17 million of other long-term investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries.

Capital Maintenance
In connection with Sirius Group's reorganization in October 2011, Sirius International and Sirius America entered into a capital maintenance agreement, which obligates Sirius International to make contributions to Sirius America's surplus in order for Sirius America to maintain surplus equal to at least 125% of the company action level risk based capital as defined in the NAIC Property/Casualty Risk-Based Capital Report. The agreement provides for a maximum contribution to Sirius America of $200 million.  Sirius International also provides Sirius America with accident year stop loss reinsurance, which protects Sirius America's accident year loss and allocated loss adjustment expense ratio in excess of 70%, with a limit of $110 million.

Safety Reserve
Subject to certain limitations under Swedish law, Sirius International is permitted to transfer pre-tax amounts into an untaxed reserve referred to as a safety reserve. At June 30, 2012, Sirius International's safety reserve amounted to $1.4 billion. Under GAAP, an amount equal to the safety reserve, net of a related deferred tax liability established at the Swedish tax rate of 26.3%, is classified as common shareholders' equity. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain prescribed levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International's safety reserve ($367 million at June 30, 2012) is included in solvency capital. Access to the safety reserve is restricted to coverage of insurance losses. Access for any other purpose requires the approval of Swedish regulatory authorities. Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the $1.4 billion balance of the safety reserve, without any provision for deferred taxes, in Sirius International's capital when assessing Sirius International's financial strength.

Other Operations:
During the first six months of 2012, WM Advisors did not pay any dividends to its immediate parent. At June 30, 2012, WM Advisors had approximately $19 million of net unrestricted cash and short-term investments.
At June 30, 2012, the Company and its intermediate holding companies had $851 million of net unrestricted cash, short-term investments and fixed maturity investments, $484 million of common equity securities and $40 million of other long-term investments included in its Other Operations segment. During the first six months of 2012, White Mountains paid a $7 million common share dividend.

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
The following table illustrates White Mountains’ consolidated insurance float position as of June 30, 2012 and December 31, 2011:

($ in millions)	June 30, 2012	December 31, 2011
Total investments	$7,224.3	$8,268.0
Consolidated limited partnership investments (1)	(74.8)	(77.2)
Cash	811.6	705.4
Investments in unconsolidated affiliates	337.5	275.3
Equity in net unrealized losses from Symetra’s fixed maturity portfolio	(29.4)	—
WM Life Re net derivative positions (2)	(498.4)	(551.3)
Net investment assets classified within assets held for sale	—	117.3
Accounts receivable on unsettled investment sales	76.2	4.7
Accounts payable on unsettled investment purchases	(44.5)	(34.6)
Interest-bearing funds held by ceding companies (3)	69.9	73.6
Interest-bearing funds held under reinsurance treaties (4)	(14.7)	(12.7)
Net investment assets	$7,857.7	$8,768.5
Total White Mountains’ common shareholders’ equity	$3,742.5	$4,087.7
Noncontrolling interest—OneBeacon Ltd.	280.4	273.1
Noncontrolling interest— SIG Preference Shares	250.0	250.0
Debt	677.6	677.5
Total capital (1)	4,950.5	5,288.3
Equity in net unrealized losses from Symetra’s fixed maturity portfolio, net of applicable taxes	(27.0)	—
Total adjusted capital	4,923.5	$5,288.3
Insurance float	$2,934.2	$3,480.2
Insurance float as a multiple of total adjusted capital	0.6x	0.7x
Net investment assets as a multiple of total adjusted capital	1.6x	1.7x
Insurance float as a multiple of White Mountains’ common shareholders’ equity	0.8x	0.9x
Net investment assets as a multiple of White Mountains’ common shareholders’ equity	2.1x	2.1x
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

During the first six months of 2012, insurance float decreased by $546 million, primarily due to the AutoOne Sale and the continued run-off of reserves as a result of the Commercial Lines Transaction at OneBeacon, the final settlement and commutation of Scandinavian Re’s multi-year retrocessional Casualty Aggregate Stop Loss Agreement with St. Paul, as well as commutations and run-off of Sirius Group's casualty business and payments of losses incurred in 2010 and 2011 related to major catastrophes, primarily from earthquakes in Chile, Japan and New Zealand.  These catastrophe losses increased White Mountains’ insurance float when they were first recorded, which is now reversing and decreasing insurance float as the catastrophe losses are paid.

Financing

The following table summarizes White Mountains’ capital structure as of June 30, 2012 and December 31, 2011:

($ in millions)	June 30, 2012	December 31, 2011
OBH Senior Notes, carrying value	$269.8	$269.8
SIG Senior Notes, carrying value	399.4	399.3
WTM Bank Facility	—	—
Old Lyme Note	2.1	2.1
Other debt (1)	6.3	6.3
Total debt	677.6	677.5
Noncontrolling interest—OneBeacon Ltd.	280.4	273.1
Noncontrolling interest—SIG Preference Shares	250.0	250.0
Total White Mountains’ common shareholders’ equity	3,742.5	4,087.7
Total capital (2)	4,950.5	5,288.3
Equity in net unrealized losses from Symetra’s fixed maturity portfolio	(27.0)	—
Total adjusted capital	$4,923.5	$5,288.3
Total debt to total adjusted capital (3)	14%	13%
Total debt and preference shares to total adjusted capital (3)	19%	18%
(1) Other debt relates to White Mountains’ consolidation of Hamer and Bri-Mar
(2) The noncontrolling interest arising from White Mountains’ investments in consolidated limited partnerships has not been included in total capital because White Mountains does not benefit from the return on or have the ability to utilize the assets supporting this noncontrolling interest.
(3) When including the regulatory capital represented by the deferred tax liability on the safety reserve at Sirius International (See “Safety Reserve” on page 56) of $368 and $370 at June 30, 2012 and December 31, 2011, the ratio of total debt to total adjusted capital was 13% and 12% and the ratio of total debt and Preference Shares to total adjusted capital was 18% and 16%.

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
The Company’s 2011 Annual Report on Form 10-K contains a full discussion of White Mountains’ debt obligations as of December 31, 2011.
White Mountains has a revolving credit facility with a syndicate of lenders administered by Bank of America, N.A. with a total commitment of $375 million (the “WTM Bank Facility”). As of June 30, 2012, the WTM Bank Facility was undrawn.
The WTM Bank Facility contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under these facilities and result in acceleration of principal repayment on any amounts outstanding. At June 30, 2012, White Mountains was in compliance with all of the covenants under the WTM Bank Facility and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.
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

The OBH Senior Notes and the SIG Senior Notes were issued under indentures that contain restrictive covenants which, among other things, limit the ability of the Company, OBH, SIG and their respective subsidiaries to create liens and enter into sale and leaseback transactions and limits the ability of the Company, OBH, SIG and their respective subsidiaries to consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which the Company, OBH or SIG must adhere. At June 30, 2012, White Mountains was in compliance with all of the covenants under the OBH Senior Notes and the SIG Senior Notes, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

Share Repurchases

In 2006, White Mountains' board of directors authorized the Company to repurchase up to 1 million of its common shares, from time to time, subject to market conditions. On August 26, 2010, White Mountains' board of directors authorized the Company to repurchase an additional 600,000 of its common shares. On May 25, 2012, White Mountains' board of directors authorized the Company to repurchase an additional 1,000,000 of its common shares. Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorization does not obligate the Company to acquire any specific number of shares, nor is there a stated expiration date.
During the second quarter of 2012, White Mountains repurchased 10,172 of its common shares under this program for $5 million at an average share price of $508. During the second quarter of 2011, White Mountains repurchased 19,295 of its common shares under this program for $7 million at an average share price of $371. During the first six months of 2012, White Mountains repurchased 167,801 of its common shares under this program for $81 million at an average share price of $484. During the first six months of 2011, White Mountains repurchased 265,579 of its common shares under its share repurchase program for $93 million at an average share price of $351.  Since the inception of this program through June 30, 2012, the Company repurchased 1,579,504 common shares for $619 million at an average share price of $392.  At June 30, 2012, 1,020,496 shares may still be repurchased under this program. In addition, during July 2012, the White Mountains purchased an additional 50,000 common shares in a private transaction for $26 million at a share price of $528.
In addition to the shares repurchased under the share repurchase program, during the first quarter of 2012, White Mountains completed a fixed-price self-tender offer, through which it repurchased 816,829 of its common shares at a price of $500 per share. The total cost of the share repurchases was $409 million, including fees and expenses related to the tender offer. White Mountains also completed two “modified Dutch auction” self-tender offers during the second half of 2011 and repurchased 332,346 of its common shares at an average price of $418 per share. The total cost of the share repurchases was $139 million, including fees and expenses related to these tender offers.
Including shares repurchased through its self-tender offer and shares repurchased under its share repurchase program, White Mountains repurchased a total of 984,630 of its common shares during the first six months of 2012 for $490 million at an average share price of $497, which was 88% of White Mountains' adjusted book value per share of $565 at June 30, 2012.

Cash Flows

Detailed information concerning White Mountains’ cash flows during six months ended June 30, 2012 and 2011 follows:

Cash flows from operations for the six months ended June 30, 2012 and 2011
Net cash flows from operations was a use of $276 million and a use of $136 million in the first six months of 2012 and 2011, respectively.  The decrease in cash flows from operations in the first six months of 2012 was primarily from the continued run-off of reserves as a result of the Commercial Lines Transaction at OneBeacon, the final settlement and commutation of Scandinavian Re’s multi-year retrocessional Casualty Aggregate Stop Loss Agreement with St. Paul, as well as commutations and run-off of Sirius Group's casualty business and payments made on losses related to major catastrophes in 2010 and 2011, primarily from earthquakes in Chile, Japan and New Zealand.  White Mountains does not believe that these trends will have a meaningful impact on its future liquidity or its ability to meet its future cash requirements.

Cash flows from investing and financing activities for the six months ended June 30, 2012
Financing and Other Capital Activities
During the first quarter of 2012, the Company declared and paid a $7 million cash dividend to its common shareholders.
During the first six months of 2012, the Company repurchased and retired 984,630 of its common shares for $490 million.
During the first six months of 2012, OneBeacon Ltd. declared and paid $40 million of cash dividends to its common shareholders. White Mountains received a total of $30 million of these dividends.
During the first six months of 2012, OneBeacon paid a total of $8 million of interest on the OBH Senior Notes.
During the first six months of 2012, Sirius Group paid $13 million of interest on the SIG Senior Notes and $9 million of dividends on the SIG Preference Shares.
During the first six months of 2012, Sirius Group declared and paid $25 million of cash dividends to its immediate parent.
During the first six months of 2012, White Mountains contributed $20 million to WM Life Re.

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
During the first six months of 2011, Sirius Group declared and paid $85 million of cash dividends to its immediate parent.
During the first six months of 2011, Sirius Group paid $13 million of interest on the SIG Senior Notes and $9 million of dividends on the SIG Preference Shares.
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
As of June 30, 2012, approximately 94% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturities, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturities including corporate debt, state and other governmental debt, convertible fixed maturity securities and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include White Mountains’ investments in hedge funds and private equity funds, as well as investments in certain debt securities, including asset-backed securities, where quoted market prices are unavailable. White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value. The outside pricing services used by White Mountains have indicated that if no observable inputs are available for a security, they will not provide a price.

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

WM Life Re
White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. White Mountains carries the benefit guarantees at fair value. The fair value of the guarantees is estimated using actuarial and capital market assumptions related to the projected discounted cash flows over the term of the reinsurance agreement. The valuation uses assumptions about surrenders rates, market volatilities and other factors, and includes a risk margin which represents the additional compensation a market participant would require to assume the risks related to the business. The selection of surrender rates, market volatility assumptions, risk margins and other factors require the use of significant management judgment. Assumptions regarding future policyholder behavior, including surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimate. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value of the liabilities associated with these guarantees that could materially affect results of operations. All of White Mountains’ variable annuity reinsurance liabilities ($662 million) were classified as Level 3 measurements at June 30, 2012.
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
As of June 30, 2012, WM Life Re’s annual surrender assumptions vary from 0.1% currently to 3% depending on the level of account value versus guarantee value; at the current levels of account value, the weighted average is approximately 0.7% per annum.  The potential increase in the fair value of the liability due to a change in current actuarial assumptions is as follows:

	Increase in fair value of liability
Millions	June 30, 2012	December 31, 2011
Decrease 50%	$4	$5
Decrease 100% (to zero surrenders)	$7	$10

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
Adjusted comprehensive income is a non-GAAP financial measure that excludes the change in equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes, from comprehensive income. In the calculation of comprehensive income under GAAP, fixed maturity investments are marked-to-market while the liabilities to which those assets are matched are not. Symetra attempts to earn a “spread” between what it earns on its investments and what it pays out on its products. In order to try to fix this spread, Symetra invests in a manner that tries to match the duration and cash flows of its investments with the required cash outflows associated with its life insurance and structured settlements products. As a result, Symetra typically earns the same spread on in-force business whether interest rates fall or rise. Further, at any given time, some of Symetra’s structured settlement obligations may extend 40 or 50 years into the future, which is further out than the longest maturing fixed maturity investments regularly available for purchase in the market (typically 30 years). For these long-dated products, Symetra is unable to fully match the obligation with assets until the remaining expected payout schedule comes within the duration of securities available in the market. If at that time, these fixed maturity investments have yields that are lower than the yields expected when the structured settlement product was originally priced, the spread for the product will shrink and Symetra will ultimately harvest lower returns for its shareholders. GAAP comprehensive income increases when rates decline, which would suggest an increase in the value of Symetra - the opposite of what is happening to the intrinsic value of the business. Therefore, White Mountains’ management and Board of Directors use adjusted comprehensive income when assessing Symetra’s quarterly financial performance. In addition, this measure is typically the predominant component of change in adjusted book value per share, which is used in calculation of White Mountains’ performance for both short-term (annual bonus) and long-term incentive plans. The reconciliation of adjusted comprehensive income to comprehensive income is included on page 44.
Adjusted book value per share is a non-GAAP measure which is derived by expanding the GAAP calculation of book value per White Mountains common share to exclude equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes. In addition, the number of common shares outstanding used in the calculation of adjusted book value per share are adjusted to exclude unearned restricted common shares, the compensation cost of which, at the date of calculation, has yet to be amortized. The reconciliation of adjusted book value per share to GAAP book value per share is included on page 43.
Total capital at White Mountains is comprised of White Mountains’ common shareholders’ equity, debt and noncontrolling interest in OneBeacon Ltd and the SIG Preference Shares. Total adjusted capital excludes the equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes from total capital. The reconciliation of total capital to total adjusted capital is included on page 57.

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

These statements are based on certain assumptions and analyses made by White Mountains in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform with its expectations and predictions is subject to a number of risks and uncertainties that could cause actual results to differ materially from expectations, including:

•	the risks associated with Item 1A of White Mountains’ 2011 Annual Report on Form 10-K and Item 1A in Part II of White Mountains' March 31, 2012 Quarterly Report on Form 10Q;

•	claims arising from catastrophic events, such as hurricanes, earthquakes, floods or terrorist attacks;

•	the continued availability of capital and financing;

•	general economic, market or business conditions;

•	business opportunities (or lack thereof) that may be presented to it and pursued;

•	competitive forces, including the conduct of other property and casualty insurers and reinsurers;

•	changes in domestic or foreign laws or regulations, or their interpretation, applicable to White Mountains, its competitors or its clients;

•	an economic downturn or other economic conditions adversely affecting its financial position;

•	recorded loss reserves subsequently proving to have been inadequate;

•	actions taken by ratings agencies from time to time, such as financial strength or credit ratings downgrades or placing ratings on negative watch; and

•	other factors, most of which are beyond White Mountains’ control.

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

Refer to White Mountains’ 2011 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”.  As of June 30, 2012, there were no material changes in the market risks as described in White Mountains’ most recent Annual Report.

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
 There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 30, 2012.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

Refer to White Mountains’ 2011 Annual Report on Form 10-K and in particular Item 3. - “Legal Proceedings”.  As of June 30, 2012, there were no material changes in the legal proceedings as described in White Mountains’ most recent Annual Report.

Item 1A.	Risk Factors.

There have been no material changes to any of the risk factors previously disclosed the Registrant’s 2011 Annual Report on Form 10-K or in the Registrant's March 31, 2012 Quarterly Report on Form 10-Q.

Item 2.	Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
June 1- 30, 2012	10,172	$507.72	10,172	1,020,496

Total	10,172	$507.72	10,172	1,020,496
(1) On November 17, 2006, White Mountains’ board of directors authorized the Company to repurchase up to 1 million of its common shares, from time to time, subject to market conditions.  On August 26, 2010 and May 25, 2012, White Mountains’ board of directors authorized the Company to repurchase up to an additional 600,000 and 1,000,000, respectively, common shares, for a total authorization of 2.6 million shares.  Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorization does not have a stated expiration. As of July 26, 2012, the Company had 970,496 shares remaining under its share repurchase authorization.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits
	11	—	Statement Re Computation of Per Share Earnings **
	31.1	—	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. *
	31.2	—	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. *
	32.1	—	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
	32.2	—	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
	101.1	—
The following financial information from White Mountains’ Quarterly Report on Form 10Q for the quarter ended June 30, 2012 formatted in XBRL: (i) Consolidated Balance Sheets, June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations and Comprehensive Income, Three Months and Six Months Ended June 30, 2012 and 2011; (iii) Consolidated Statements of Changes in Equity, Six Months Ended June 30, 2012 and 2011; (iv) Consolidated Statements of Cash Flows, Six Months Ended June 30, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.*

*	Included herein
**	Not included as an exhibit as the information is contained elsewhere within this report. See Note 9 of the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date:	July 27, 2012	By: /s/ J. Brian Palmer
J. Brian Palmer
Vice President and Chief Accounting Officer