Form 10-Q
period 2012-09-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2012-10-30
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2012

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

As of October 30, 2012, 6,583,653 common shares with a par value of $1.00 per share were outstanding (which includes 96,095 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Part I.FINANCIAL INFORMATION.
Item 1.Financial Statements
WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEET

(Millions, except share amounts)	September 30, 2012	December 31, 2011
Assets	Unaudited
Fixed maturity investments, at fair value	$4,912.4	$6,221.9
Short-term investments, at amortized cost (which approximates fair value)	917.3	846.0
Common equity securities, at fair value	1,004.8	755.0
Convertible fixed maturity investments, at fair value	142.0	143.8
Other long-term investments	307.1	301.3
Total investments	7,283.6	8,268.0
Cash (restricted: $341.7 and $453.5)	549.2	705.4
Reinsurance recoverable on unpaid losses	356.8	2,507.3
Reinsurance recoverable on paid losses	14.8	30.5
Insurance and reinsurance premiums receivable	678.1	489.2
Funds held by ceding companies	102.7	106.5
Investments in unconsolidated affiliates	376.3	275.3
Deferred acquisition costs	211.3	187.0
Deferred tax asset	555.0	536.9
Ceded unearned insurance and reinsurance premiums	113.6	87.3
Accrued investment income	45.5	51.4
Accounts receivable on unsettled investment sales	167.2	4.7
Other assets	626.5	681.9
Assets held for sale	2,388.2	132.6
Total assets	$13,468.8	$14,064.0
Liabilities
Loss and loss adjustment expense reserves	$3,059.8	$5,702.3
Unearned insurance and reinsurance premiums	1,067.1	846.9
Variable annuity benefit guarantee	672.4	768.5
Debt	676.6	677.5
Deferred tax liability	399.7	365.5
Accrued incentive compensation	144.7	187.9
Ceded reinsurance payable	138.6	134.6
Funds held under reinsurance treaties	33.8	42.9
Accounts payable on unsettled investment purchases	47.7	34.6
Other liabilities	461.8	527.8
Liabilities held for sale	2,388.2	107.6
Total liabilities	9,090.4	9,396.1
Equity
White Mountains’ common shareholders’ equity
White Mountains’ common shares at $1 par value per share - authorized 50,000,000 shares;
issued and outstanding 6,583,653 and 7,577,855 shares	6.6	7.6
Paid-in surplus	1,095.6	1,253.7
Retained earnings	2,577.4	2,789.7
Accumulated other comprehensive income, after tax:
Equity in net unrealized gains from investments in unconsolidated affiliates	59.3	—
Net unrealized foreign currency translation gains	80.8	46.1
Pension liability and other	(10.4)	(9.4)
Total White Mountains’ common shareholders’ equity	3,809.3	4,087.7
Noncontrolling interests
Noncontrolling interest - OneBeacon Ltd.	259.7	273.1
Noncontrolling interest - SIG Preference Shares	250.0	250.0
Noncontrolling interest - HG Global	16.6	—
Noncontrolling interest - BAM	(18.0)	—
Noncontrolling interest - other	60.8	57.1
Total noncontrolling interests	569.1	580.2
Total equity	4,378.4	4,667.9
Total liabilities and equity	$13,468.8	$14,064.0
 See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except per share amounts)	2012	2011	2012	2011
Revenues:
Earned insurance and reinsurance premiums	$536.8	$491.1	$1,545.3	$1,433.5
Net investment income	37.6	42.8	119.8	138.1
Net realized and unrealized investment gains	72.7	2.9	123.2	36.4
Other revenue	50.3	(35.0)	81.0	(28.3)
Total revenues	697.4	501.8	1,869.3	1,579.7
Expenses:
Loss and loss adjustment expenses	308.1	280.2	821.7	920.4
Insurance and reinsurance acquisition expenses	107.6	107.0	326.2	296.6
Other underwriting expenses	76.6	64.3	228.4	203.9
General and administrative expenses	58.7	36.2	146.3	120.4
Interest expense on debt	11.3	12.8	33.1	38.8
Total expenses	562.3	500.5	1,555.7	1,580.1

Pre-tax income (loss) from continuing operations	135.1	1.3	313.6	(.4)

Income tax (expense) benefit	(47.8)	.6	(85.3)	(.8)

Net income (loss) from continuing operations	87.3	1.9	228.3	(1.2)

Loss from sale of discontinued operations, net of tax	(91.0)	(18.2)	(91.0)	(18.2)
Net loss from discontinued operations, net of tax	(15.8)	(12.0)	(24.5)	(7.8)

(Loss) income before equity in earnings of unconsolidated affiliates	(19.5)	(28.3)	112.8	(27.2)

Equity in earnings of unconsolidated affiliates, net of tax	7.7	1.5	24.4	16.1

Net (loss) income	(11.8)	(26.8)	137.2	(11.1)
Net (income) loss attributable to noncontrolling interests	30.9	11.0	2.0	(21.2)

Net income (loss) attributable to White Mountains’ common shareholders	19.1	(15.8)	139.2	(32.3)

Comprehensive income, net of tax:
Change in equity in net unrealized gains from investments in unconsolidated affiliates	32.3	55.1	59.3	77.2
Change in foreign currency translation and other	39.6	(81.8)	33.3	(25.3)

Comprehensive income (loss)	91.0	(42.5)	231.8	19.6
Comprehensive income attributable to noncontrolling interests	.4	—	.4	—
Comprehensive income (loss) attributable to White Mountains’ common shareholders	$91.4	$(42.5)	$232.2	$19.6

Income (loss) per share attributable to White Mountains’ common shareholders
Basic income (loss) per share
Continuing operations	$19.11	$1.81	$36.96	$(.80)
Discontinued operations	(16.21)	(3.81)	(16.77)	(3.26)
Total consolidated operations	$2.90	$(2.00)	$20.19	$(4.06)

Diluted income (loss) per share
Continuing operations	$19.11	$1.81	$36.96	$(.80)
Discontinued operations	(16.21)	(3.81)	(16.77)	(3.26)
Total consolidated operations	$2.90	$(2.00)	$20.19	$(4.06)

Dividends declared per White Mountains’ common share	$—	$—	$1.00	$1.00
 See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited

	White Mountains’ Common Shareholders’ Equity
(Millions)	Common shareholders' equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income, after tax	Non-controlling interests
Balance at January 1, 2012	$4,087.7	$1,261.3	$2,789.7	$36.7	$580.2

Net income (loss)	139.2	—	139.2	—	(2.0)
Other comprehensive income (loss), after tax	93.0	—	—	93.0	(.4)
Dividends declared on common shares	(6.6)	—	(6.6)	—	—
Dividends to noncontrolling interests	—	—	—	—	(24.5)
Repurchases and retirements of common shares	(517.5)	(172.6)	(344.9)	—	—
Issuances of common shares	5.8	5.8	—	—	—
Net contributions from noncontrolling interests	—	—	—	—	13.0
Amortization of restricted share and option awards	9.9	9.9	—	—	.6
Allocation of fair value of net assets acquired to noncontrolling interests	(2.2)	(2.2)	—	—	2.2

Balance at September 30, 2012	$3,809.3	$1,102.2	$2,577.4	$129.7	$569.1
	White Mountains’ Common Shareholders’ Equity
(Millions)	Common shareholders' equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income, after tax	Non-controlling interests
Balance at January 1, 2011	$3,653.0	$1,359.0	$2,175.6	$118.4	$607.8

Net (loss) income	(32.3)	—	(32.3)	—	21.2
Other comprehensive income, after tax	52.0	—	—	52.0	—
Dividends declared on common shares	(8.0)	—	(8.0)	—	—
Dividends to noncontrolling interests	—	—	—	—	(47.2)
Repurchases and retirements of common shares	(229.8)	(98.5)	(131.3)	—	—
Issuances of common shares	.9	.9	—	—	—
Net distributions to noncontrolling interests	—	—	—	—	(7.7)
Amortization of restricted share and option awards	8.9	8.9	—	—	.3

Balance at September 30, 2011	$3,444.7	$1,270.3	$2,004.0	$170.4	$574.4

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended
	September 30,
(Millions)	2012	2011
Cash flows from operations:
Net income (loss)	$137.2	$(11.1)
Charges (credits) to reconcile net income to net cash (used for) provided from operations:
Net realized and unrealized investment gains	(123.2)	(36.4)
Net loss from discontinued operations	24.5	7.8
Net loss on sale of discontinued operations	91.0	18.2
Undistributed equity in earnings from unconsolidated affiliates, net of tax	(24.4)	(16.1)
Deferred income tax expense (benefit)	50.4	(45.6)
Other operating items:
Net change in loss and loss adjustment expense reserves	(241.6)	46.3
Net change in reinsurance recoverable on paid and unpaid losses	98.1	102.9
Net change in unearned insurance and reinsurance premiums	206.6	190.8
Net change in funds held by ceding companies	5.3	(17.2)
Net change in variable annuity benefit guarantee liabilities	(96.1)	151.1
Net change in variable annuity benefit derivative instruments	48.3	(6.3)
Net change in deferred acquisition costs	(21.9)	(31.2)
Net change in ceded unearned premiums	(22.1)	(25.4)
Net change in funds held under reinsurance treaties	1.9	(46.0)
Net change in insurance and reinsurance premiums receivable	(206.9)	(165.0)
Net change in ceded reinsurance payable	31.5	44.2
Net change in other assets and liabilities, net	68.4	13.5
Net cash provided from operations - continuing operations	27.0	174.5
Net cash used for operations - discontinued operations	(155.6)	(133.9)
Net cash (used for) provided from operations	(128.6)	40.6
Cash flows from investing activities:
Net change in short-term investments	(127.3)	112.6
Sales of fixed maturity and convertible fixed maturity investments	4,918.8	2,905.7
Maturities, calls and paydowns of fixed maturity and convertible fixed maturity investments	408.7	1,015.3
Sales of common equity securities	99.7	125.4
Distributions and redemptions of other long-term investments	20.9	90.0
Sale of unconsolidated affiliates (net of held in escrow)	9.8	—
Purchases of other long-term investments	(28.8)	(30.6)
Contributions to discontinued operations	(155.6)	(248.5)
Purchases of common equity securities	(284.2)	(189.0)
Purchases of fixed maturity and convertible fixed maturity investments	(4,239.0)	(3,497.6)
Net change in unsettled investment purchases and sales	(149.5)	54.0
Net acquisitions of property and equipment	(1.5)	(3.3)
Net cash provided from investing activities - continuing operations	472.0	334.0
Net cash provided from investing activities - discontinued operations	155.6	325.1
Net cash provided from investing activities	627.6	659.1
Cash flows from financing activities:
Repurchase of debt	—	(161.6)
Cash dividends paid to the Company’s common shareholders	(6.6)	(8.0)
Cash dividends paid to OneBeacon Ltd.’s noncontrolling common shareholders	(14.9)	(37.9)
Cash dividends paid on SIG Preference Shares	(9.4)	(9.4)
Common shares repurchased	(517.5)	(229.7)
Proceeds from issuances of common shares	—	.9
Net cash used for financing activities - continuing operations	(548.4)	(445.7)
Net cash (used for) provided from financing activities - discontinued operations	—	—
Net cash used for financing activities	(548.4)	(445.7)
Effect of exchange rate changes on cash	3.0	(2.0)
Net change in cash during the period	(46.4)	252.0
Net change in cash from discontinued operations	—	(191.2)
Cash reclassified from assets held for sale (net of cash sold of $3.5 and $0)	2.0	—
Cash balances at beginning of period (excludes restricted cash balances of $453.5 and $286.7 and AutoOne cash of $0 and $4.7)	251.9	103.6
Cash balances at end of period (excludes restricted cash balances of $341.7 and $393.3)	$207.5	$164.4
Supplemental cash flows information:
Interest paid	$(21.4)	$(38.5)
Net income tax payments to national governments	$(6.5)	$(6.4)
 1 AutoOne cash of $5.5 is included in assets held for sale at September 30, 2011.
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
 The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of U.S.-based property and casualty insurance companies (collectively “OneBeacon”), most of which operate in a multi-company pool. OneBeacon is a specialty property and casualty insurance writer that offers a wide range of insurance products through independent agencies, regional and national brokers, wholesalers and managing general agencies. As of September 30, 2012 and December 31, 2011, White Mountains owned 75.2% and 75.5% of OneBeacon Ltd.’s outstanding common shares.
As discussed further in Note 2, OneBeacon entered into a definitive agreement to sell its runoff business in October 2012 and sold its AutoOne Insurance business (“AutoOne”) in February 2012.  The runoff business and AutoOne are presented as discontinued operations. Assets and liabilities associated with the runoff business as of September 30, 2012 and AutoOne as of December 31, 2011 have been presented as held for sale in the financial statements. Prior year income statement and cash flow amounts have been reclassified to conform to the current year’s presentation. (See Note 14 for discontinued operations).
The Sirius Group segment consists of Sirius International Insurance Group, Ltd., an exempted Bermuda limited liability company, and its subsidiaries (collectively, “Sirius Group”). Sirius Group provides insurance and reinsurance products for property, accident and health, aviation and space, trade credit, marine, agriculture and certain other exposures on a worldwide basis through its subsidiaries, Sirius International Insurance Corporation (“Sirius International”), Sirius America Insurance Company (“Sirius America”) and Lloyds Syndicate 1945 (“Syndicate 1945”). Sirius Group also specializes in the acquisition and management of runoff insurance and reinsurance companies both in the United States and internationally through its White Mountains Solutions division.  On December 31, 2011, Sirius Group completed a transaction led by White Mountains Solutions to acquire the runoff loss reserve portfolio of Old Lyme Insurance Company Ltd. (“Old Lyme”).  Sirius Group also includes Scandinavian Reinsurance Company, Ltd. (“Scandinavian Re”) and Central National Insurance Company of Omaha (“Central National”), which are both in runoff.
 White Mountains’ Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), White Mountains’ variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd. (“WM Life Re”), which is in runoff, as well as various other entities not included in other segments. For 2011, the Other Operations segment also included the consolidated results of the Tuckerman Capital, LP fund (“Tuckerman Fund I”). On December 31, 2011, Tuckerman Fund I liquidated and distributed all of its assets, which consisted of shares of two small manufacturing companies, Hamer, LLC (“Hamer”) and Bri-Mar Manufacturing, LLC (“Bri-Mar”), to its partners, including White Mountains. Commencing on January 1, 2012, the consolidated results of Hamer and Bri-Mar are included in the Other Operations segment.
In July 2012, White Mountains capitalized HG Global Ltd. ("HG Global") to fund Build America Mutual Assurance Company ("BAM"), a newly formed mutual municipal bond insurer, and HG Re, Ltd. ("HG Re"), a wholly-owned subsidiary of HG Global. As of September 30, 2012, White Mountains owned 97% of HG Global's preferred equity and 89% of its common equity. HG Global provided the initial capitalization of BAM through the purchase of surplus notes. Through HG Re, HG Global provides first loss reinsurance protection for policies underwritten by BAM of 15% of par outstanding, on a per policy basis. HG Re's obligations to BAM are collateralized in trusts, and there is an aggregate loss limit that is equal to the total assets in the collateral trusts at any point in time. HG Global and BAM are both included in the Other Operations segment. U.S. GAAP requires White Mountains to consolidate the results of BAM. However, BAM is a mutual insurance company owned by its members and its equity and results of operations are included in noncontrolling interests.

 White Mountains’ discontinued operations consist of Esurance Insurance, AFI, OneBeacon's runoff business and AutoOne.  Esurance Insurance wrote personal auto insurance directly to customers in 30 states through its website and over the phone and also sold other lines of personal insurance for unaffiliated insurance companies.  Esurance Insurance also wrote personal auto policies through select online agents and provided other insurance products through partnerships with industry leading online providers.  Esurance Insurance earned commissions and fees by referring to unaffiliated insurance companies those shoppers that it could not underwrite because of pricing or underwriting eligibility.  AFI sold insurance online and through call centers for both Esurance Insurance and unaffiliated companies utilizing a comparison quoting platform.  AutoOne was formed by OneBeacon in 2001 to provide products and services to automobile assigned risk markets primarily in New York and New Jersey.
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
 The percentage of the noncontrolling equity interests in OneBeacon Ltd. at September 30, 2012 and December 31, 2011 was 24.8% and 24.5%.
In July 2012, HG Global was capitalized with $594.5 million from White Mountains and $14.5 million from certain management members of BAM, the latter of which is included in noncontrolling interest. Upon closing, certain BAM management members also received additional common and preferred shares of HG Global that resulted in a $2.2 million allocation of the carrying value of White Mountains' investment in HG Global to the noncontrolling interest, which was recorded as an adjustment to paid-in surplus in White Mountains' consolidated statement of changes in equity.
White Mountains is required to consolidate BAM in its GAAP financial statements. However, since BAM is a mutual insurance company that is owned by its members and not White Mountains, BAM's results do not affect White Mountains' common shareholders' equity as they are attributable to noncontrolling interests. For the third quarter of 2012, BAM reported $18 million in pre-tax losses that have been allocated to noncontrolling interest.
In May 2007, Sirius International Group, Ltd. (“SIG”), an intermediate holding company of Sirius Group, issued $250 million non-cumulative perpetual preference shares with a $1,000 per share liquidation preference (the “SIG Preference Shares”). Proceeds of $245.7 million, net of $4.3 million of issuance costs and commissions, were received from the issuance.  The SIG Preference Shares are included in noncontrolling interests on the balance sheet.
 At September 30, 2012 and December 31, 2011, the noncontrolling equity interest in limited partnerships that are consolidated with White Mountains (the Prospector Offshore Fund, the Prospector Turtle Fund and Tuckerman Fund I prior to December 31, 2011) was $52.8 million and $54.2 million.  On December 31, 2011, Tuckerman Fund I was dissolved and all of the net assets of the fund, which consisted of common stock of Hamer and Bri-Mar, were distributed.  At September 30, 2012, the noncontrolling equity interest in Hamer and Bri-Mar was $4.5 million.  At September 30, 2012 and December 31, 2011, the noncontrolling equity interest in A.W.G. Dewar Inc, a subsidiary of OneBeacon, was $3.2 million and $2.3 million. At September 30, 2012 and December 31, 2011, the noncontrolling equity interest in Passage2Health Limited, a subsidiary of Sirius Group, was $0.3 million and $0.6 million.

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

 White Mountains adopted ASU 2010-26 prospectively. Upon adoption, certain acquisition costs, primarily a portion of the profit sharing commissions associated with OneBeacon’s collector car and boats business, no longer meet the criteria for deferral.  Deferred acquisition costs of $5.6 million at January 1, 2012 that no longer meet the criteria for deferral under ASU 2010-26 will be recognized in expense over the original amortization periods.  For the three and nine months ended September 30, 2012, White Mountains recognized $0.9 million and $5.3 million of expense related to such previously deferrable acquisition costs.  If White Mountains had adopted ASU 2010-26 retrospectively, $1.4 million and $5.7 million of acquisition costs that were deferred would have been recognized in expense for the three and nine months ended September 30, 2011.

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

Note 2. Significant Transactions

Formation of HG Global and BAM
In July 2012, White Mountains capitalized HG Global with $594.5 million to fund BAM, a newly formed mutual municipal bond insurer. As of September 30, 2012, White Mountains owned 97% of HG Global's preferred equity and 89% of its common equity. HG Global provided the initial capitalization of BAM through the purchase of $503.0 million of BAM surplus notes. Through HG Re, HG Global provides first loss reinsurance protection for policies underwritten by BAM of 15% of par outstanding, on a per policy basis. HG Re's obligations to BAM are collateralized in trusts, and there is an aggregate loss limit that is equal to the total assets in the collateral trusts at any point in time. U.S. GAAP requires White Mountains to consolidate BAM in its financial statements. However, since BAM is a mutual insurance company that is owned by its members and not White Mountains, BAM's results do not affect White Mountains' common shareholders' equity as they are attributable to noncontrolling interests. For the three and nine months ended September 30, 2012, HG Global had pre-tax income of $4.8 million, which included $8.3 million of interest income on the BAM surplus notes. For the three and nine months ended September 30, 2012, BAM had a pre-tax loss of $18.0 million that was recorded in net loss attributable to noncontrolling interests, which included $8.3 million of interest expense on its surplus notes.

Sale of OneBeacon runoff business
On October 17, 2012, one of OneBeacon's indirect wholly-owned subsidiaries, OneBeacon Insurance Group LLC, entered into a definitive agreement with Trebuchet US Holdings, Inc. (“Trebuchet”), a wholly-owned subsidiary of Armour Group Holdings Limited (together with Trebuchet, “Armour”), to sell its runoff business (the "Runoff Transaction"). Pursuant to the terms of the agreement, at closing OneBeacon will transfer to Trebuchet all of the issued and outstanding shares of common stock of certain legal entities that will contain the assets, liabilities (including gross and ceded loss reserves) and capital supporting the runoff business as well as certain elements of the runoff business infrastructure, including staff and office space. Additionally, as part of the Runoff Transaction, OneBeacon may provide financing in the form of surplus notes. The transaction is subject to regulatory approvals and is expected to close in the second half of 2013.
During the third quarter of 2012, OneBeacon recorded $100.5 million in after-tax losses related to the Runoff Transaction. These losses are presented in discontinued operations and are composed of a $91.5 million after-tax loss on sale and a $9.0 million after-tax loss related to an reduction in the workers compensation loss reserve discount rate on reserves being transferred as part of the sale. OneBeacon also recognized $6.5 million of after-tax underwriting losses primarily related to unfavorable loss reserve development from a legacy assumed reinsurance treaty, which is presented in discontinued operations (see Note 14).

Sale of AutoOne
On February 22, 2012, OneBeacon completed the sale of AutoOne to Interboro Holdings, Inc. (“Interboro”). OneBeacon formed AutoOne in 2001 to provide products and services to automobile assigned risk markets primarily in New York and New Jersey. OneBeacon transferred to the buyer AutoOne Insurance Company (“AOIC”) and AutoOne Select Insurance Company (“AOSIC”), which contained the assets, liabilities (including loss reserves and unearned premiums), and the capital of the AutoOne business, and transferred substantially all of the AutoOne infrastructure including systems and office space as well as certain staff.  As a result of the sale, AutoOne is reported as discontinued operations (see Note 14).

Sale of Esurance
On October 7, 2011, White Mountains completed the sale of Esurance Insurance and AFI to The Allstate Corporation (“Allstate”) for $700 million plus tangible book value.  White Mountains recorded a gain on the sale of $677.5 million in discontinued operations in the fourth quarter of 2011.  The transaction is subject to a true-up of the estimated tangible book value of the entities sold through the date of closing and certain other contingencies (see Note 14).

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

During the three and nine months ended September 30, 2012, the Company repurchased 50,000 and 217,801 common shares for $26.4 million and $107.6 million under this program.
During the nine months ended September 30, 2011, the Company repurchased 265,768 common shares for $93.2 million.
Since the inception of this authorization through September 30, 2012, the Company repurchased 1,629,504 common shares for $645.1 million. At September 30, 2012, the Company may repurchase an additional 970,496 shares under this authorization.

Note 3.  Loss and Loss Adjustment Expense Reserves

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activities of White Mountains’ insurance and reinsurance subsidiaries for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2012	2011	2012	2011
Gross beginning balance	$5,329.8	$5,642.4	$5,702.3	$5,736.8
Less beginning reinsurance recoverable on unpaid losses	(2,369.4)	(2,193.0)	(2,507.3)	(2,344.0)
Net loss and LAE reserves	2,960.4	3,449.4	3,195.0	3,392.8

Less: Beginning net loss and LAE reserves for AutoOne and OneBeacon's runoff business (1)	(296.0)	(503.2)	(384.1)	(620.6)

Loss and LAE incurred relating to:
Current year losses	318.2	307.1	842.9	968.0
Prior year losses	(10.1)	(26.9)	(21.2)	(47.6)
Total incurred losses and LAE	308.1	280.2	821.7	920.4

Accretion of fair value adjustment to loss and LAE reserves	1.1	2.1	9.4	6.2
Foreign currency translation adjustment to loss and LAE reserves	12.0	(25.5)	11.7	5.7

Loss and LAE paid relating to:
Current year losses	(101.1)	(109.7)	(223.9)	(226.3)
Prior year losses	(181.5)	(186.9)	(726.8)	(571.8)
Total loss and LAE payments	(282.6)	(296.6)	(950.7)	(798.1)

Plus: Ending net loss and LAE reserves for AutoOne and OneBeacon's runoff business (1)	—	394.4	—	394.4

Net ending balance	2,703.0	3,300.8	2,703.0	3,300.8
Plus ending reinsurance recoverable on unpaid losses	356.8	2,581.2	356.8	2,581.2
Gross ending balance	$3,059.8	$5,882.0	$3,059.8	$5,882.0
(1) Loss and LAE reserve balances for OneBeacon's run-off business prior to September 30, 2012 and AutoOne prior to September 30, 2011 were not classified as held for sale.  Adjustment is to present loss and LAE reserve activities from continuing operations.

Loss and LAE incurred relating to prior year losses for the three and nine months ended September 30, 2012
 During the three and nine months ended September 30, 2012, White Mountains experienced $10.1 million and $21.2 million of net favorable loss reserve development.
For the three and nine months ended September 30, 2012, OneBeacon had net favorable loss reserve development of $2.3 million and $7.6 million, primarily related to professional liability lines, multiple peril liability lines and other general liability lines.
For the three and nine months ended September 30, 2012, Sirius Group had net favorable loss reserve development of $7.8 million and $13.6 million. With the completion of a ground-up asbestos reserve study in the quarter, Sirius Group increased asbestos loss reserves by $33.0 million and $45.0 million in the three and nine months ended September 30, 2012. These increases were more than offset by reductions in liability and property loss reserves.

Loss and LAE incurred relating to prior year losses for the three and nine months ended September 30, 2011
 During the three and nine months ended September 30, 2011, White Mountains experienced $26.9 million and $47.6 million of net favorable loss reserve development.
For the three and nine months ended September 30, 2011, OneBeacon had net favorable loss reserve development of $6.0 million and $14.4 million, primarily related to professional liability lines, multiple peril liability lines and other general liability lines.
For the three and nine months ended September 30, 2011, Sirius Group had net favorable loss reserve development of $20.9 million and $33.2 million, primarily attributable to property lines.

Fair value adjustment to loss and LAE reserves
 In connection with purchase accounting for acquisitions, White Mountains was required to adjust loss and LAE reserves and the related reinsurance recoverables to fair value on their respective acquired balance sheets.  The net reduction to loss and LAE reserves is being recognized through an income statement charge ratably with and over the period the claims are settled. White Mountains recognized $1.1 million and $9.4 million of such charges, recorded as loss and LAE for the three and nine months ended September 30, 2012, and $2.1 million and $6.2 million for the three and nine months ended September 30, 2011.  Accretion of fair value adjustment to losses and LAE reserves for the nine months ended September 30, 2012 included $5.0 million from the first quarter of 2012 due to the acceleration of the amortization of the purchase accounting established for the acquisition of Scandinavian Re.  This acceleration was a result of a final settlement and commutation of Scandinavian Re’s multi-year retrocessional Casualty Aggregate Stop Loss Agreement with St. Paul Fire & Marine Insurance Company (“St Paul”). As of September 30, 2012, the remaining unamortized fair value adjustment for Scandinavian Re was $2.0 million.

Note 4. Third Party Reinsurance

In the normal course of business, White Mountains’ insurance and reinsurance subsidiaries may seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. White Mountains remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.

OneBeacon
At September 30, 2012, OneBeacon had $2.0 million of reinsurance recoverables on paid losses and $41.3 million that will become recoverable if claims are paid in accordance with current reserve estimates. The reinsurance balances associated with the runoff business are included in discontinued operations (see Note 14). OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. Uncollectible amounts historically have not been significant.
  Effective May 1, 2012, OneBeacon renewed its property catastrophe reinsurance program through April 30, 2013. The program provides coverage for OneBeacon’s property business as well as certain acts of terrorism. Under the program, the first $25 million of losses resulting from any single catastrophe are retained and the next $155 million of losses resulting from the catastrophe are reinsured in three layers, OneBeacon retains a co-participation of 55% of losses from $25 million to $40 million, 15% of losses from $40 million to $80 million and 10% of losses from $80 million to $180 million. Thus, for a $180 million loss, OneBeacon would retain $49.3 million. Any loss above $180 million would be retained in full. In the event of a catastrophe, OneBeacon’s property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.
The following table provides a listing of OneBeacon’s top reinsurers, based upon recoverable amounts, the percentage of total paid and unpaid reinsurance recoverables and the reinsurer’s A.M Best Company, Inc. (“A.M. Best”) rating.

Top Reinsurers (Millions)	Balance at September 30, 2012	% of Total	A.M. Best Rating (1)
Hannover Ruckversich	$6.4	15%	A+
Hartford Steam Boiler	4.6	11%	A++
Munich Reinsurance America	4.5	10%	A+
Platinum Underwriters Re	4.1	9%	A
Transatlantic Reinsurance	2.0	5%	A
1)  A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen financial strength ratings), “A+” (Superior, which is the second highest of fifteen financial strength ratings) and “A” (Excellent, which is the third highest of fifteen financial strength ratings).

Sirius Group
 At September 30, 2012, Sirius Group had $12.7 million of reinsurance recoverables on paid losses and $315.5 million of reinsurance that will become recoverable if claims are paid in accordance with current reserve estimates. Because reinsurance contracts do not relieve Sirius Group of its obligation to its ceding companies, the collectability of balances due from its reinsurers is important to Sirius Group’s financial strength. Sirius Group monitors the financial strength of its reinsurers on an ongoing basis.
The following table provides a listing of Sirius Group’s top reinsurers based upon recoverable amounts, the percentage of total paid and unpaid reinsurance recoverables and the reinsurers’ A.M. Best ratings.

Top Reinsurers (Millions)	Balance at September 30, 2012	% of Total	A.M. Best Rating (1)	% Collateralized
General Reinsurance Corporation	$42.3	13%	A++	1%
Swiss Re Group	33.7	10%	A+	5%
Lloyds of London (2)	29.9	9%	A	4%
Olympus (3)	28.8	9%	NR-5	100%
Michigan Catastrophic Claims Association (4)	14.6	4%	N/A	—%
(1)  A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen financial strength ratings), “A+” (Superior, which is the second highest of fifteen financial strength ratings), “A” (Excellent, which is the third highest of fifteen financial strength ratings) and “NR-5” (Not formally followed).
(2) Represents the total of reinsurance recoverables due to Sirius Group from all Lloyds Syndicates.
(3) Non-U.S. insurance entity. The balance is fully collateralized through funds held, letters of credit or trust agreements.
(4) Michigan Catastrophic Claims Association ("MCCA") is a non-profit unincorporated association., established by the State of Michigan with the power to issue and collect assessments, to which every insurance company that sells automobile coverage in Michigan is required to be a member. A.M. Best does not rate MCCA. Sirius Group acquired its recoverable from MCCA in the acquisition of Stockbridge Insurance Company. As part of the acquisition, Sirius Group obtained $25.0 of reinsurance protection from the seller (currently rated A+ by A.M. Best) for unfavorable loss reserve development, including uncollectible reinsurance.

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
 Realized investment gains and losses resulting from sales of investment securities are accounted for using the specific identification method.  Premiums and discounts on all fixed maturity investments are amortized or accreted to income over the anticipated life of the investment.  Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized or accreted cost, which approximated fair value as of September 30, 2012 and December 31, 2011.
 Other long-term investments primarily comprise White Mountains’ investments in hedge funds and private equity funds.

Net Investment Income
Pre-tax net investment income for the three and nine months ended September 30, 2012 and 2011 consisted of the following:

	Three Months Ended		Nine Months Ended
	Sept 30,		Sept 30,
Millions	2012	2011	2012	2011
Investment income:
Fixed maturity investments	$33.0	$38.5	$105.1	$127.0
Short-term investments	.5	.9	2.3	3.2
Common equity securities	4.8	3.6	13.8	10.1
Convertible fixed maturity investments	2.0	1.3	5.9	3.9
Other long-term investments	.7	1.2	2.2	1.9
Interest on funds held under reinsurance treaties	—	.2	—	(.6)
Total investment income	41.0	45.7	129.3	145.5
Less third-party investment expenses	(3.4)	(2.9)	(9.5)	(7.4)
Net investment income, pre-tax	$37.6	$42.8	$119.8	$138.1

Net Realized and Unrealized Investment Gains and Losses
Net realized and unrealized investment gains and losses for the three and nine months ended September 30, 2012 and 2011 consisted of the following:

	Three Months Ended		Nine Months Ended
	Sept 30,		Sept 30,
Millions	2012	2011	2012	2011
Net realized investment gains, pre-tax	$23.7	$38.3	$40.5	$67.7
Net unrealized investment (losses) gains, pre-tax	49.0	(35.4)	82.7	(31.3)
Net realized and unrealized investment gains, pre-tax	72.7	2.9	123.2	36.4
Income tax expense attributable to net realized and unrealized investment gains (losses)	(12.3)	(1.4)	(28.3)	(12.7)
Net realized and unrealized investment gains, after tax	$60.4	$1.5	$94.9	$23.7

 Net realized investment gains (losses)
 Net realized investment gains (losses) for the three and nine months ended September 30, 2012 and 2011 consisted of the following:

	Three Months Ended		Nine Months Ended
	Sept 30,		Sept 30,
Millions	2012	2011	2012	2011
Fixed maturity investments	$29.0	$14.1	$69.5	$3.3
Short-term investments	(3.4)	.4	(3.9)	(10.9)
Common equity securities	3.9	23.1	(2.2)	41.0
Convertible fixed maturity investments	1.1	(.7)	3.2	6.3
Other long-term investments	(7.2)	1.4	(26.4)	28.0
Forward contracts	.3	—	.3	—
Net realized investment gains, pre-tax	23.7	38.3	40.5	67.7
Income tax expense attributable to net realized investment gains	(7.4)	(8.3)	(12.8)	(20.7)
Net realized investment gains, after tax	$16.3	$30.0	$27.7	$47.0

Net unrealized investment gains (losses)
 The following table summarizes changes in the carrying value of investments measured at fair value:

	Three Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2012
Millions	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings
Fixed maturity investments	$27.2	$(40.6)	$(13.4)	$35.5	$(36.9)	$(1.4)
Short-term investments	—	.1	.1	—	.1	.1
Common equity securities	65.1	(.1)	65.0	71.5	(.1)	71.4
Convertible fixed maturity investments	(.6)	—	(.6)	(2.9)	—	(2.9)
Other long-term investments	1.6	(3.7)	(2.1)	18.2	(2.7)	15.5
Net unrealized investment gains (losses), pre-tax	93.3	(44.3)	49.0	122.3	(39.6)	82.7
Income tax expense attributable to net unrealized investment (losses) gains	(16.7)	11.8	(4.9)	(25.9)	10.4	(15.5)
Net unrealized investment gains (losses), after tax	$76.6	$(32.5)	$44.1	$96.4	$(29.2)	$67.2

	Three Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2011
Millions	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings
Fixed maturity investments	$3.5	$67.5	$71.0	$12.6	$77.7	$90.3
Short-term investments	(.1)	(.4)	(.5)	(.1)	(1.4)	(1.5)
Common equity securities	(101.0)	(.9)	(101.9)	(95.1)	(1.8)	(96.9)
Convertible fixed maturity investments	(11.2)	—	(11.2)	(19.3)	—	(19.3)
Other long-term investments	(1.2)	8.4	7.2	(8.4)	4.5	(3.9)
Net unrealized investment (losses) gains, pre-tax	(110.0)	74.6	(35.4)	(110.3)	79.0	(31.3)
Income tax benefit (expense) attributable to net unrealized investment gains (losses)	26.4	(19.5)	6.9	28.5	(20.5)	8.0
Net unrealized investment (losses) gains, after tax	$(83.6)	$55.1	$(28.5)	$(81.8)	$58.5	$(23.3)

The following table summarizes the amount of total pre-tax gains (losses) included in earnings attributable to unrealized investment gains (losses) for Level 3 investments for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	Sept 30,		Sept 30,
Millions	2012	2011	2012	2011
Fixed maturity investments	$(1.0)	$(13.5)	$7.3	$(14.9)
Common equity securities	.8	(17.5)	1.8	(17.0)
Convertible fixed maturities	—	—	—	—
Other long-term investments	2.9	(3.2)	11.3	(6.5)
Total unrealized investment losses, pre-tax - Level 3 investments	$2.7	$(34.2)	$20.4	$(38.4)

Investment Holdings
The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses and carrying values of White Mountains’ fixed maturity investments as of September 30, 2012 and December 31, 2011, were as follows:

	September 30, 2012
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$393.7	$1.2	$(.1)	$(.1)	$394.7
Debt securities issued by corporations	2,213.8	91.6	(3.0)	(21.1)	2,281.3
Municipal obligations	3.8	—	—	—	3.8
Mortgage-backed and asset-backed securities	2,023.3	30.3	(1.1)	(5.1)	2,047.4
Foreign government, agency and provincial obligations	475.2	8.0	(.4)	(6.4)	476.4
Preferred stocks	79.8	6.3	—	—	86.1
Total fixed maturity investments including assets held for sale	$5,189.6	$137.4	$(4.6)	$(32.7)	$5,289.7
Fixed maturity investments reclassified to assets held for sale related the Runoff Transaction					(377.3)
Total fixed maturity investments					$4,912.4

	December 31, 2011
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$299.4	$5.3	$(.1)	$.4	$305.0
Debt securities issued by corporations	2,072.1	73.7	(7.8)	(2.9)	2,135.1
Municipal obligations	2.7	—	—	—	2.7
Mortgage-backed and asset-backed securities	3,190.5	25.9	(3.9)	10.4	3,222.9
Foreign government, agency and provincial obligations	581.2	11.0	(.1)	(2.9)	589.2
Preferred stocks	82.3	3.2	(6.7)	—	78.8
Total fixed maturity investments including assets held for sale	$6,228.2	$119.1	$(18.6)	$5.0	$6,333.7
Fixed maturity investments reclassified to assets held for sale related to AutoOne					(111.8)
Total fixed maturity investments					$6,221.9

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses and carrying values of White Mountains’ common equity securities, convertible fixed maturities and other long-term investments as of September 30, 2012 and December 31, 2011, were as follows:

	September 30, 2012
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
Common equity securities	$870.0	$139.7	$(4.9)	$—	$1,004.8
Convertible fixed maturity investments	$140.2	$7.6	$(5.8)	$—	$142.0
Other long-term investments	$264.8	$57.1	$(8.6)	$(6.2)	$307.1

	December 31, 2011
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
Common equity securities	$691.7	$72.0	$(8.7)	$—	$755.0
Convertible fixed maturity investments	$139.2	$6.2	$(1.6)	$—	$143.8
Other long-term investments	$274.4	$55.5	$(25.2)	$(3.4)	$301.3

Other long-term investments
 White Mountains holds investments in hedge funds and private equity funds, which are included in other long-term investments. The fair value of these investments has been estimated using the net asset value of the funds. At September 30, 2012, White Mountains held investments in 17 hedge funds and 36 private equity funds.  The largest investment in a single fund was $19.2 million at September 30, 2012. The following table summarizes investments in hedge funds and private equity interests by investment objective and sector at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Hedge funds
Long/short equity	$58.6	$—	$48.8	$—
Long/short credit & distressed	33.8	—	32.3	—
Long diversified strategies	2.3	—	16.9	—
Long/short equity REIT	15.2	—	14.5	—
Long/short equity activist	14.0	—	12.3	—
Long bank loan	.4	—	.5	—
Total hedge funds	124.3	—	125.3	—

Private equity funds
Multi-sector	29.3	6.4	26.9	8.2
Energy infrastructure & services	32.9	11.7	28.0	9.9
Distressed residential real estate	19.2	—	27.4	—
Real estate	12.2	3.3	9.5	3.3
Private equity secondaries	11.0	3.2	11.3	4.0
International multi-sector, Europe	4.3	4.9	7.8	4.7
Manufacturing/Industrial	10.6	29.1	6.2	—
Healthcare	4.3	5.4	2.3	7.0
International multi-sector, Asia	.4	2.7	3.6	2.6
Insurance	3.2	41.3	3.5	41.3
Venture capital	2.4	.5	2.4	.5
Total private equity funds	129.8	108.5	128.9	81.5

Total hedge and private equity funds included in other long-term investments	$254.1	$108.5	$254.2	$81.5

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
The following summarizes the September 30, 2012 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Notice Period
Millions Redemption frequency	30-59 days notice	60-89 days notice	90-119 days notice	120+ days notice	Total
Monthly	$—	$—	$—	$6.8	$6.8
Quarterly	27.1	29.3	19.9	9.4	85.7
Semi-annual	—	20.6	—	—	20.6
Annual	2.3	—	8.5	.4	11.2
Total	$29.4	$49.9	$28.4	$16.6	$124.3

Certain of the hedge fund investments in which White Mountains is invested are no longer active and are in process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund’s underlying investments are liquidated.  At September 30, 2012, distributions of $3.3 million were outstanding from these investments. The actual amount of the final distribution remittances remain subject to market fluctuations. The date at which such remittances will be received is not determinable at September 30, 2012.
White Mountains has also submitted redemption requests for certain of its investments in active hedge funds.  At September 30, 2012, redemptions of $13.9 million are outstanding and are subject to market fluctuations. The majority of such remittances are expected to be received in the fourth quarter of 2012.  Redemptions are recorded as receivables when approved by the hedge funds and no longer subject to market fluctuations.
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
At September 30, 2012, investments in private equity funds were subject to lock-up periods as follows:

Millions	1-3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private Equity Funds — expected lock-up period remaining	$27.7	$15.6	$75.9	$10.6	$129.8

Fair value measurements at September 30, 2012
 White Mountains’ invested assets measured at fair value include fixed maturity investments, common and preferred equity securities, convertible fixed maturity investments and other long-term investments which primarily consist of hedge funds and private equity funds. Fair value measurements reflect management’s best estimate of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements fall into a hierarchy with three levels based on the nature of the inputs. Fair value measurements based on quoted prices in active markets for identical assets are at the top of the hierarchy (“Level 1”), followed by fair value measurements based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar, but not identical instruments (“Level 2”). Measurements based on unobservable inputs, including a reporting entity’s estimates of the assumptions that market participants would use are at the bottom of the hierarchy (“Level 3”).

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
 In addition to the investments described above, White Mountains has $77.1 million and $68.1 million of investment-related liabilities recorded at fair value and included in other liabilities as of September 30, 2012 and December 31, 2011.  These liabilities relate to securities that have been sold short by limited partnerships in which White Mountains has investments and is required to consolidate under GAAP.  All of the liabilities included have a Level 1 designation.

Fair Value Measurements by Level

The following tables summarize White Mountains’ fair value measurements for investments at September 30, 2012 and December 31, 2011, by level.

	September 30, 2012
Millions	Fair value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturity investments:
US Government and agency obligations	$394.7	$340.5	$54.2	$—

Debt securities issued by corporations:
Consumer	597.2	—	597.2	—
Industrial	488.1	—	488.1	—
Financials	405.4	1.1	404.3	—
Communications	217.1	—	217.1	—
Basic materials	175.1	—	175.1	—
Energy	172.9	—	172.9	—
Utilities	204.4	—	204.4	—
Technology	21.1	—	21.1	—
Diversified	—	—	—	—
Total debt securities issued by corporations:	2,281.3	1.1	2,280.2	—

Municipal obligations	3.8	—	3.8	—
Mortgage-backed and asset-backed securities	2,047.4	—	2,041.9	5.5
Foreign government, agency and provincial obligations	476.4	56.9	419.5	—
Preferred stocks	86.1	—	15.5	70.6
Total fixed maturity investments (1)	5,289.7	398.5	4,815.1	76.1

Short-term investments	917.3	917.3	—	—

Common equity securities:
Financials	316.1	277.9	2.3	35.9
Consumer	249.7	249.6	.1	—
Basic materials	118.2	118.2	—	—
Energy	96.8	96.8	—	—
Technology	51.6	51.6	—	—
Utilities	42.9	42.7	.2	—
Other	129.5	73.2	56.3	—
Total common equity securities	1,004.8	910.0	58.9	35.9

Convertible fixed maturity investments	142.0	—	142.0	—
Other long-term investments (2)	272.6	—	—	272.6
Total investments	$7,626.4	$2,225.8	$5,016.0	$384.6
(1) Carrying value includes $377.3 that is classified as assets held for sale relating to discontinued operations.
(2) Excludes carrying value of $34.3 associated with other long-term investment limited partnerships accounted for using the equity method and $0.3 related to forward contracts.

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

Debt securities issued by corporations
 The following table summarizes the ratings of the corporate debt securities held in White Mountains’ investment portfolio as of September 30, 2012 and December 31, 2011:

Millions	September 30, 2012	December 31, 2011
AAA	$—	$—
AA	165.5	206.8
A	992.8	802.8
BBB	1,108.5	1,110.8
BB	7.6	6.2
Other	6.9	8.5
Debt securities issued by corporations (1)	$2,281.3	$2,135.1
(1) Credit ratings are assigned based on the following hierarchy: 1) Standard & Poor’s, 2) Moody’s and 3) Bloomberg (Composite rating).

Mortgage-backed, Asset-backed Securities
 White Mountains purchases commercial and residential mortgage-backed securities with the goal of maximizing risk adjusted returns in the context of a diversified portfolio. White Mountains’ non-agency commercial mortgage-backed portfolio (“CMBS”) is generally short tenor and structurally senior, with more than 25 points of subordination on average for fixed rate CMBS and more than 50 points of subordination on average for floating rate CMBS as of September 30, 2012.  In general, subordination represents the percentage principal loss on the underlying collateral that would be absorbed by other securities lower in the capital structure before the more senior security incurs a loss. White Mountains believes these levels of protection will mitigate the risk of loss tied to the refinancing challenges facing the commercial real estate market.  As of September 30, 2012, on average less than 1.0% of the underlying loans were reported as non-performing for all non-agency CMBS held by White Mountains. White Mountains is not an originator of residential mortgage loans and did not hold any residential mortgage-backed securities (“RMBS”) categorized as sub-prime as of September 30, 2012. White Mountains’ investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage-backed securities at September 30, 2012. White Mountains considers sub-prime mortgage-backed securities as those that have underlying loan pools that exhibit weak credit characteristics, or those that are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., White Mountains considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics).
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

The following table summarizes mortgage and asset-backed securities as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
GNMA	$1,165.5	$1,165.5	$—	$1,365.8	$1,365.8	$—
FNMA	97.2	97.2	—	712.6	712.6	—
FHLMC	37.6	37.6	—	35.9	35.9	—
Total Agency (1)	1,300.3	1,300.3	—	2,114.3	2,114.3	—
Non-agency:
Residential	160.5	160.5	—	83.1	68.0	15.1
Commercial	389.3	383.8	5.5	276.7	276.7	—
Total Non-agency	549.8	544.3	5.5	359.8	344.7	15.1

Total mortgage-backed securities	1,850.1	1,844.6	5.5	2,474.1	2,459.0	15.1
Other asset-backed securities:
Credit card receivables	80.8	80.8	—	380.6	380.6	—
Vehicle receivables	80.3	80.3	—	345.6	345.6	—
Other	36.2	36.2	—	22.6	22.6	—
Total other asset-backed securities	197.3	197.3	—	748.8	748.8	—
Total mortgage and asset- backed securities	$2,047.4	$2,041.9	$5.5	$3,222.9	$3,207.8	$15.1
 (1)   Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities
 The security issuance years of White Mountains’ investments in non-agency RMBS and non-agency CMBS securities as of September 30, 2012 are as follows:

		Security Issuance Year
Millions	Fair Value	2003	2006	2007	2009	2010	2011	2012
Non-agency RMBS	$160.5	$2.2	$21.4	$7.1	$1.7	$53.2	$74.9	$—
Non-agency CMBS	389.3	—	4.5	15.3	11.9	6.1	127.4	224.1
Total	$549.8	$2.2	$25.9	$22.4	$13.6	$59.3	$202.3	$224.1

Non-agency Residential Mortgage-backed Securities
 The classification of the underlying collateral quality and the tranche levels of White Mountains’ non-agency RMBS securities are as follows as of September 30, 2012:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate (3)
Prime	$160.0	$13.0	$147.0	$—
Non-prime	.5	—	.5	—
Sub-prime	—	—	—	—
Total	$160.5	$13.0	$147.5	$—
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

Non-agency Commercial Mortgage-backed Securities
 The amount of fixed and floating rate securities and their tranche levels of White Mountains’ non-agency CMBS securities are as follows as of September 30, 2012:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate (3)
Fixed rate CMBS	$367.1	$253.0	$109.6	$4.5
Floating rate CMBS	22.2	15.3	1.4	5.5
Total	$389.3	$268.3	$111.0	$10.0
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

Rollforward of Fair Value Measurements by Level

White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturity investments, common equity securities, convertible fixed maturity investments and other long-term investments at September 30, 2012 and 2011 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.
The following tables summarize the changes in White Mountains’ fair value measurements by level for the three and nine months ended September 30, 2012 and 2011:

			Level 3 Investments
Millions	Level 1 Investments	Level 2 Investments	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other long-term investments	Total
Balance at January 1, 2012	$1,879.1	$6,088.2	$78.9	$32.3	$—	$268.3	$8,346.8	(1)(2)
Total realized and unrealized gains (losses)	57.8	53.8	8.4	11.4	—	(8.2)	123.2
Foreign currency gains (losses) through OCI	13.2	75.5	.7	.1	—	3.1	92.6
Amortization/Accretion	(.7)	(34.0)	(.7)	—	—	—	(35.4)
Purchases	6,712.0	3,823.7	144.3	2.5	—	40.6	10,723.1
Sales	(6,435.6)	(5,048.1)	(99.2)	(9.8)	—	(31.2)	(11,623.9)
Transfers in	—	56.9	—	—	—	—	56.9
Transfers out	—	—	(56.3)	(.6)	—	—	(56.9)
Balance at September 30, 2012	$2,225.8	$5,016.0	$76.1	$35.9	$—	$272.6	$7,626.4	(1)(2)
(1)  Excludes carrying value of $33.0 and $34.3 at January 1, 2012 and September 30, 2012 associated with other long-term investments accounted for using the equity method and $0.3 at September 30, 2012 related to forward contracts.
(2)  Carrying value includes $111.8 and $377.3 at January 1, 2012 and September 30, 2012 that is classified as assets held for sale relating to discontinued operations.

			Level 3 Investments
Millions	Level 1 Investments	Level 2 Investments	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other long-term investments		Total
Balance at January 1, 2011	$1,894.4	$5,477.4	$128.4	$71.2	$—	$330.2	(1)	$7,901.6	(1)
Total realized and unrealized gains (losses)	(50.5)	115.9	(10.6)	(4.9)	—	22.5		72.4
Foreign currency gains (losses) through OCI	.3	(84.4)	(4.4)	1.6	—	(5.0)		(91.9)
Amortization/Accretion	2.4	(40.7)	(.1)	—	—	—		(38.4)
Purchases	6,690.7	3,987.4	212.8	19.7	—	27.9		10,938.5
Sales	(6,782.1)	(4,596.9)	1.6	(55.5)	—	(83.4)		(11,516.3)
Transfers in	—	111.8	1.0	—	—	—		112.8
Transfers out	—	(1.0)	(111.8)	—	—	—		(112.8)
Balance at September 30, 2011	$1,755.2	$4,969.5	$216.9	$32.1	$—	$292.2	(1)	$7,265.9	(1)
 (1) Excludes carrying value of $36.6 and $41.9 at September 30, 2011 and January 1, 2011 associated with other long-term investment limited partnerships accounted for using the equity method.

Fair Value Measurements — transfers between levels - Three-month period ended September 30, 2012 and 2011
 During the first nine months of 2012, one security classified as Level 3 measurements in the prior period was recategorized as Level 2 measurements because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available at September 30, 2012.  These measurements comprise “Transfers out” of Level 3 and “Transfers in” to Level 2 of $56.9 million in fixed maturities for the period ended September 30, 2012.
During the first nine months of 2011, seven securities which had been classified as Level 3 measurements at January 1, 2011 were recategorized as Level 2 measurements because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available at September 30, 2011. These measurements comprise “Transfers out” of Level 3 and “Transfers in” to Level 2 of $111.8 million in fixed maturities for the period ended September 30, 2011.  One security that was classified as a Level 2 investment at January 1, 2011 was priced with unobservable inputs and represents “Transfers in” of $1.0 million in Level 3 investments.  The fair value of this security was estimated using industry standard pricing models, in which management selected inputs using its best judgment.  The pricing models used by White Mountains use the same valuation methodology for all Level 3 measurements for fixed maturities. The security is considered to be Level 3 because the measurements are not directly observable. At September 30, 2011, the estimated fair value for this security determined using the industry standard pricing models was $0.8 million less than the estimated fair value based upon quoted prices provided by a third party pricing vendor.

Significant Unobservable Inputs
The following summarizes significant unobservable inputs used in estimating the fair value of investment securities classified within Level 3 at September 30, 2012:

($ in Millions)	September 30, 2012
Description	Fair Value	Rating (1)	Valuation Technique(s)	Unobservable Input	Range(1)
Non-agency commercial mortgage-backed securities	$5.5	A2	Discounted cash flow	Prepayment Rate	0.0%	CPY (2)
				Discount Margin over LIBOR	2.1%
Preferred Stock	$70.6	NR	Discounted cash flow	Discount yield	8.0%
(1) Each asset type consists of one security.
(2) CPY refers to the market convention for CMBS prepayment.

The assumed prepayment rate is a significant unobservable input used to estimate the fair value of investments in non-agency commercial mortgage-backed securities (“CMBS”). Generally for bonds priced at a premium, increases in prepayment speeds will result in a lower fair value, while decreases in prepayment speed may result in a higher fair value.

Note 6.  Debt

White Mountains’ debt outstanding as of September 30, 2012 and December 31, 2011 consisted of the following:

Millions	September 30, 2012	December 31, 2011
OBH Senior Notes, at face value	$269.9	$269.9
Unamortized original issue discount	(.1)	(.1)
OBH Senior Notes, carrying value	269.8	269.8
SIG Senior Notes, at face value	400.0	400.0
Unamortized original issue discount	(.6)	(.7)
SIG Senior Notes, carrying value	399.4	399.3
WTM Bank Facility	—	—
Old Lyme	2.1	2.1
Other debt (1)	5.3	6.3
Total debt	$676.6	$677.5
 (1) Other debt relates to White Mountains’ consolidation of Hamer and Bri-Mar.

Bank Facility
 White Mountains has a revolving credit facility with a total commitment of $375.0 million (the “WTM Bank Facility”) with a syndicate of lenders administered by Bank of America, N.A.  As of September 30, 2012, the WTM Bank Facility was undrawn.

Debt Covenants
 At September 30, 2012, White Mountains was in compliance with all of the covenants under the WTM Bank Facility, the OneBeacon U.S. Holdings, Inc. (“OBH”) Senior Notes and the SIG Senior Notes.

Old Lyme
 On December 31, 2011, Sirius Group acquired the runoff loss reserve portfolio of Old Lyme.  As part of the acquisition, Sirius Group entered into a five year $2.1 million purchase note.  The principal amount of the purchase note is subject to upward adjustments for favorable loss reserve development (up to 50% of $6.0 million) and downward adjustments for any adverse loss reserve development.

Note 7.  Income Taxes

The Company and its Bermuda domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law.  In the event there is a change in the current law such that taxes are imposed, the Company and its Bermuda domiciled subsidiaries would be exempt from such tax until March 31, 2035, pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966. The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate.  The jurisdictions in which the Company’s subsidiaries and branches are subject to tax are Australia, Belgium, Canada, Denmark, Germany, Gibraltar, Luxembourg, the Netherlands, Singapore, Sweden, Switzerland, the United Kingdom and the United States.
White Mountains' income tax expense for the three months ended September 30, 2012 represented an effective tax rate of 35.4%, which is in line with the U.S. statutory rate of 35%. White Mountains’ income tax expense for the nine months ended September 30, 2012 represented effective tax rate of 27.2%, which differed from the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States.
White Mountains' effective tax rate for the three and nine months ended September 30, 2011 was not meaningful as pre-tax income was near break-even.
In arriving at the effective tax rate for the three and nine months ended September 30, 2012 and 2011, White Mountains forecasted the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2012 and 2011 and included these gains (losses) in the effective tax rate calculation pursuant to ASC 740-270.
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
 Upon completion of the Runoff Transaction, it is expected that the unrecognized tax benefits associated with tax positions where the deductibility is certain but the timing is uncertain, will decrease by approximately $11.5 million. White Mountains does not expect the decrease to result in a material change to its financial position.
With few exceptions, White Mountains is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2005.
 The IRS is conducting an examination of income tax returns for 2005 and 2006 for certain U.S. subsidiaries of OneBeacon.  On January 5, 2011, White Mountains received Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2005 and 2006. The estimated total assessment, including interest and utilization of alternative minimum and foreign tax credit carryovers, is $20.6 million. White Mountains disagrees with the adjustments proposed by the IRS and intends to defend its position. The timing of the resolution of these issues is uncertain, however, it is reasonably possible that the resolution could occur within the next twelve months.  An estimate of the range of potential outcomes cannot be made at this time. When ultimately settled, White Mountains does not expect the resolution of this examination to result in a material change to its financial position.
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
The Ministry of Finance in Sweden has proposed reducing the corporate income tax rate in Sweden to 22.0% from 26.3%.  If this proposal is enacted, the reduction in the Swedish corporate income tax rate would reduce the White Mountains' net deferred tax liability by approximately $60 million.  The Ministry of Finance in Sweden has also proposed tax legislation that, if enacted, would limit the deductibility of interest paid on certain intra-group debt instruments after January 1, 2013.  At September 30, 2012, White Mountains has $272.1 million of deferred tax assets related to net operating loss carryforwards that are being utilized from interest income on intra-group debt instruments that would be affected by the proposed tax legislation. However, management does not expect that the proposed tax legislation will adversely affect the carrying value of these deferred tax assets as management believes it has alternate strategies to utilize the deferred tax assets.

Note 8. Derivatives

Variable Annuity Reinsurance

White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. At September 30, 2012 and December 31, 2011, the total guarantee value was approximately ¥230.5 billion (approximately $3.0 billion at exchange rates on that date) and ¥233.7 billion (approximately $3.0 billion at exchange rates on that date). The collective account values of the underlying variable annuities were approximately 80% and 78% of the guarantee value at September 30, 2012 and December 31, 2011.
The following table summarizes the pre-tax operating results of WM Life Re for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2012	2011	2012	2011
Fees, included in other revenues	$8.1	$8.4	$24.1	$24.3
Change in fair value of variable annuity liability, included in other revenues	(11.3)	(164.4)	89.4	(148.0)
Change in fair value of derivatives, included in other revenues	(11.0)	148.9	(122.0)	105.4
Foreign exchange, included in other revenues	9.0	14.8	(6.4)	17.1
Other investment income and gains (losses)	3.8	.5	2.9	(.1)
Total revenues	(1.4)	8.2	(12.0)	(1.3)
Change in fair value of variable annuity death benefit liabilities, included in other expenses	.7	(5.6)	6.7	(3.1)
Death benefit claims paid, included in other expenses	(1.5)	(.7)	(4.9)	(2.4)
General and administrative expenses	(1.1)	(1.1)	(3.8)	(3.2)
Pre-tax (loss) income	$(3.3)	$.8	$(14.0)	$(10.0)

All of White Mountains’ variable annuity reinsurance liabilities were classified as Level 3 measurements at September 30, 2012 and 2011. The following tables summarize the changes in White Mountains’ variable annuity reinsurance liabilities and derivative instruments for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012
	Variable Annuity (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total (4)
Beginning of period	$(661.8)	$213.0	$61.0	$(23.7)	$250.3
Purchases	—	—	—	—	—
Realized and unrealized (losses) gains	(10.6)	6.7	(15.3)	(2.4)	(11.0)
Transfers in	—	—	—	—	—
Sales/settlements	—	(6.7)	(12.5)	22.0	2.8
End of period	$(672.4)	$213.0	$33.2	$(4.1)	$242.1

	Nine Months Ended September 30, 2012
	Variable Annuity (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total (4)
Beginning of period	$(768.5)	$247.1	$39.2	$4.1	$290.4
Purchases	—	6.1	—	—	6.1
Realized and unrealized gains (losses)	96.1	(24.1)	(71.8)	(26.1)	(122.0)
Transfers in	—	—	—	—	—
Sales/settlements	—	(16.1)	65.8	17.9	67.6
End of period	$(672.4)	$213.0	$33.2	$(4.1)	$242.1

	Three Months Ended September 30, 2011
	Variable Annuity (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total (4)
Beginning of period	$(591.3)	$232.7	$48.2	$(11.9)	$269.0
Purchases	—	—	—	—	—
Realized and unrealized (losses) gains	(170.0)	45.6	75.7	27.6	148.9
Transfers in	—	—	—	—	—
Sales/settlements	—	—	(48.4)	(15.7)	(64.1)
End of period	$(761.3)	$278.3	$75.5	$—	$353.8

	Nine Months Ended September 30, 2011
	Variable Annuity (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total (4)
Beginning of period	$(610.2)	$275.3	$72.2	$—	$347.5
Purchases	—	5.0	—	—	5.0
Realized and unrealized (losses) gains	(151.1)	27.1	67.5	10.8	105.4
Transfers in	—	—	—	—	—
Sales/settlements	—	(29.1)	(64.2)	(10.8)	(104.1)
End of period	$(761.3)	$278.3	$75.5	$—	$353.8
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
(4) In addition to derivative instruments, WM Life Re held cash, short-term and fixed maturity investments of $477.5 and $419.7 at September 30, 2012 and 2011 posted as collateral to its reinsurance counterparties.

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

The following summarizes quantitative information about significant unobservable inputs associated with the fair value estimates for variable annuity reinsurance liabilities and derivative instruments that have been classified as Level 3 measurements:

	September 30, 2012
($ in Millions) Description	Fair Value	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Variable annuity benefit guarantee liabilities	$672.4	Discounted cash flows	Surrenders	0.1%	-	3.0%	0.4%
			Mortality	0.0%	-	6.4%	0.9%
			Foreign exchange volatilities	10.8%	-	17.4%	12.8%
			Index volatilities	13.1%	-	23.9%	19.5%

Foreign exchange and equity index options	$213.0	Black-Scholes option pricing model	Expected equity dividends	1.9%	-	5.2%	3.1%
			Foreign exchange volatilities	10.8%	-	17.4%	12.8%
			Index volatilities	13.1%	-	23.9%	19.5%

The following summarizes realized and unrealized derivative gains (losses) recognized in other revenues for the three and nine months ended September 30, 2012 and 2011 and the carrying values, included in other assets, at September 30, 2012 and December 31, 2011, by type of instrument:

	Gains (Losses)				Carrying Value
	Three Months Ended		Nine Months Ended		As of
	Sept 30,		Sept 30,		Sept 30, 2012	Dec 31, 2011
Millions	2012	2011	2012	2011
Fixed income/Interest rate	$(22.6)	$29.8	$(73.1)	$17.3	$29.1	$31.1
Foreign exchange	6.5	63.0	(21.0)	32.8	127.9	161.3
Equity	5.1	56.1	(27.9)	55.3	85.1	98.0
Total	$(11.0)	$148.9	$(122.0)	$105.4	$242.1	$290.4

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

Millions	September 30, 2012	December 31, 2011
Short-term investments	$63.3	$73.2
Fixed maturity securities	—	—
Total	$63.3	$73.2

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

Millions	September 30, 2012	December 31, 2011
OTC derivative instruments (1)	$251.4	$295.4
Collateral held	(63.3)	(73.2)
Collateral provided	85.6	83.0
Net exposure to credit losses on fair value of OTC instruments	$273.7	$305.2
 (1) Value of OTC derivative instruments as of September 30, 2012 and December 31, 2011 excludes adjustments for counterparty credit risk of $(5.2)
and $(9.1) included in fair value under GAAP.

The following table summarizes uncollateralized amounts due under WM Life Re’s OTC derivative contracts:

	Uncollateralized balance as of
Millions	September 30, 2012	S&P Rating(1)
Citigroup (2)	$63.4	A
Royal Bank of Scotland	58.5	A
Bank of America	50.3	A
JP Morgan (2)	40.8	A+
Nomura (2)	35.9	BBB+
Barclays	20.7	A+
Goldman Sachs (2)	4.1	A-
Total	$273.7
(1) Standard & Poor’s (“S&P”) ratings as detailed above are: “A+” (Strong, which is the fifth highest of twenty-two creditworthiness ratings), “A” (Strong, which is the sixth highest of twenty-two creditworthiness ratings), “A-” (Strong, which is the seventh highest of twenty-two creditworthiness ratings) and “BBB+” (Adequate, which is the eighth highest of twenty-two creditworthiness ratings).
(2) Collateral provided (held) calculated under master netting agreement.

The OTC derivative contracts are subject to restrictions on liquidation of the instruments and distribution of proceeds under collateral agreements.  In addition, WM Life Re held cash, short-term and fixed maturity investments posted as collateral to its reinsurance counterparties.  The additional collateral consists of the following:

Millions	September 30, 2012	December 31, 2011
Cash	$341.7	$453.5
Short-term investments	14.6	.6
Fixed maturity investments	121.2	31.2
Total	$477.5	$485.3

Forward Contracts

Beginning in September 2012, White Mountains has entered into forward contracts as a tool to assist in maintaining currency positions within pre-defined ranges at Sirius Group. White Mountains monitors its exposure to foreign currency and adjusts its forward positions within the risk guidelines and ranges established by senior management for each currency, as necessary. While White Mountains actively manages its forward positions, mismatches between movements in foreign currency rates and its forward contracts may result in currency positions being outside the pre-defined ranges and/or foreign currency losses. At September 30, 2012, White Mountains held approximately $38.8 million (SEK 254.0 million) total gross notional value of foreign currency forward contracts.
All of White Mountains' forward contracts are traded over-the-counter. The fair value of the contracts has been estimated using OTC quotes for similar instruments and accordingly, the measurements have been classified as Level 2 measurements at September 30, 2012.

The following tables summarize the changes in White Mountains' forward contracts for the three and nine months ended September 30, 2012:

Forward contracts
	Three Months Ended	Nine Months Ended
Millions	September 30, 2012	September 30, 2012
Beginning of period	$—	$—
Purchases	—	—
Realized and unrealized gains(losses)	.3	.3
Sales/settlements	—	—
End of period	$.3	$.3

The following summarizes realized and unrealized derivative gains (losses) recognized in net realized and unrealized investment gains for the three and nine months ended September 30, 2012 and the carrying values, included in other long-term investments, at September 30, 2012 by type of currency:

	Gains (Losses)
	Three Months Ended	Nine Months Ended	Carrying Value As of
	September 30,	September 30,	September 30,
Millions	2012	2012	2012
USD	$.4	$.4	$.4
SEK	—	—	—
EUR	(.1)	(.1)	(.1)
GBP	—	—	—
Currency Translation	—	—	—
Total	$.3	$.3	$.3

White Mountains does not hold or provide any collateral for the forward contracts.  The following table summarizes uncollateralized notional amounts associated with forward currency contracts:

	Uncollateralized balance as of
Millions	September 30, 2012	S&P Rating(1)
Deutsche Bank	$5.5	A+
Royal Bank of Canada	8.0	A+
HSBC Bank plc	12.4	AA-
JP Morgan	7.3	A
Goldman Sachs	5.6	AA-
Total	$38.8
(1) Standard & Poor's (“S&P”) ratings as detailed above are: “AA-” (Very Strong, which is the sixth highest of twenty-two creditworthiness ratings), “A+” (Strong, which is the seventh highest of twenty-two creditworthiness ratings) and “A” (Strong, which is the eighth highest of twenty-two creditworthiness ratings).

Note 9. Earnings (Loss) Per Share

Basic earnings (loss) per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities.  Diluted earnings (loss) per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.  The following table outlines the Company’s computation of earnings (loss) per share from continuing operations for the three and nine months ended September 30, 2012 and 2011 (see Note 14 for earnings per share amounts for discontinued operations):

	Three Months Ended		Nine Months Ended
	Sept 30,		Sept 30,
	2012	2011	2012	2011
Basic and diluted earnings (loss) per share numerators (in millions):
Net income (loss) from continuing operations attributable to White Mountains’ common shareholders	$125.9	$14.3	$254.6	$(6.3)
Allocation of (income) loss for unvested restricted common shares	(1.8)	(.1)	(3.3)	.1
Dividends declared on participating restricted common shares (1)	—	—	(.1)	(.1)
Total allocation to restricted common shares	(1.8)	(.1)	(3.4)	—
Net income (loss) attributable to White Mountains’ common shareholders, net of restricted common share amounts	$124.1	$14.2	$251.2	$(6.3)
Undistributed net earnings (loss) (in millions):
Net income (loss) attributable to White Mountains’ common shareholders, net of restricted common share amounts	$124.1	$14.2	$251.2	$(6.3)
Dividends declared net of participating restricted common share amounts (1)	—	—	(6.5)	(7.9)
Total undistributed net earnings (loss), net of restricted common share amounts	$124.1	$14.2	$244.7	$(14.2)
Basic earnings (loss) per share denominators (in thousands):
Total average common shares outstanding during the period	6,590.4	7,919.3	6,885.9	7,970.0
Average unvested restricted shares (2)	(96.5)	(73.5)	(89.5)	(68.0)
Basic earnings (loss) per share denominator	6,493.9	7,845.8	6,796.4	7,902.0
Diluted earnings (loss) per share denominator (in thousands):
Total average common shares outstanding during the period	6,590.4	7,919.3	6,885.9	7,970.0
Average unvested restricted common shares (2)	(96.5)	(73.5)	(89.5)	(68.0)
Average outstanding dilutive options to acquire common shares (3)	—	—	—	—
Diluted earnings (loss) per share denominator	6,493.9	7,845.8	6,796.4	7,902.0
Basic earnings (loss) per share (in dollars):
Net income (loss) attributable to White Mountains’ common shareholders	$19.11	$1.81	$36.96	$(.80)
Dividends declared	—	—	(1.00)	(1.00)
Undistributed earnings (loss)	$19.11	$1.81	$35.96	$(1.80)
Diluted earnings (loss) per share (in dollars)
Net income (loss) attributable to White Mountains’ common shareholders	$19.11	$1.81	$36.96	$(.80)
Dividends declared	—	—	(1.00)	(1.00)
Undistributed earnings (loss)	$19.11	$1.81	$35.96	$(1.80)
(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(2) Restricted shares outstanding vest either in equal annual installments or upon a stated date (see Note 12).
(3) The diluted earnings (loss) per share denominator for the three and nine months ended September 30, 2012 and 2011 do not include common shares issuable upon exercise of the Non-Qualified Options as they are anti-dilutive to the calculation.

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
 Significant intercompany transactions among White Mountains’ segments have been eliminated herein. Financial information for White Mountains’ segments follows:

Millions	OneBeacon	Sirius Group	Other Operations	Total
Three Months Ended September 30, 2012
Earned insurance and reinsurance premiums	$293.9	$242.9	$—	$536.8
Net investment income	12.8	16.7	8.1	37.6
Net realized and unrealized investment gains (losses)	40.0	(8.9)	41.6	72.7
Other revenue	(.4)	48.2	2.5	50.3
Total revenues	346.3	298.9	52.2	697.4
Losses and loss adjustment expenses	164.7	143.4	—	308.1
Insurance and reinsurance acquisition expenses	66.6	41.0	—	107.6
Other underwriting expenses	47.4	29.1	.1	76.6
General and administrative expenses	4.4	10.2	44.1	58.7
Interest expense on debt	4.1	6.5	.7	11.3
Total expenses	287.2	230.2	44.9	562.3
Pre-tax income	$59.1	$68.7	$7.3	$135.1

Millions	OneBeacon	Sirius Group	Other Operations	Total
Three Months Ended September 30, 2011
Earned insurance and reinsurance premiums	$259.1	$232.0	$—	$491.1
Net investment income	16.1	22.1	4.6	42.8
Net realized and unrealized investment gains (losses)	(47.4)	65.9	(15.6)	2.9
Other revenue	.1	(29.3)	(5.8)	(35.0)
Total revenues	227.9	290.7	(16.8)	501.8
Losses and loss adjustment expenses	149.7	130.5	—	280.2
Insurance and reinsurance acquisition expenses	58.6	48.4	—	107.0
Other underwriting expenses	36.0	28.3	—	64.3
General and administrative expenses	2.5	7.4	26.3	36.2
Interest expense on debt	4.1	6.5	2.2	12.8
Total expenses	250.9	221.1	28.5	500.5
Pre-tax (loss) income	$(23.0)	$69.6	$(45.3)	$1.3

Millions	OneBeacon	Sirius Group	Other Operations	Total
Nine Months Ended September 30, 2012
Earned insurance and reinsurance premiums	$846.0	$699.3	$—	$1,545.3
Net investment income	41.5	50.9	27.4	119.8
Net realized and unrealized investment gains (losses)	57.9	22.9	42.4	123.2
Other revenue	(.1)	48.9	32.2	81.0
Total revenues	945.3	822.0	102.0	1,869.3
Losses and loss adjustment expenses	452.5	369.2	—	821.7
Insurance and reinsurance acquisition expenses	185.6	140.6	—	326.2
Other underwriting expenses	146.2	82.1	.1	228.4
General and administrative expenses	9.6	35.4	101.3	146.3
Interest expense on debt	12.2	19.6	1.3	33.1
Total expenses	806.1	646.9	102.7	1,555.7
Pre-tax income (loss)	$139.2	$175.1	$(.7)	$313.6

Millions	OneBeacon	Sirius Group	Other Operations	Total
Nine Months Ended September 30, 2011
Earned insurance and reinsurance premiums	$748.0	$685.5	$—	$1,433.5
Net investment income	55.8	68.3	14.0	138.1
Net realized and unrealized investment gains (losses)	(13.3)	60.7	(11.0)	36.4
Other revenue	(12.2)	(13.8)	(2.3)	(28.3)
Total revenues	778.3	800.7	.7	1,579.7
Losses and loss adjustment expenses	421.3	499.1	—	920.4
Insurance and reinsurance acquisition expenses	161.5	135.1	—	296.6
Other underwriting expenses	124.5	79.4	—	203.9
General and administrative expenses	7.4	23.3	89.7	120.4
Interest expense on debt	16.4	19.6	2.8	38.8
Total expenses	731.1	756.5	92.5	1,580.1
Pre-tax income (loss)	$47.2	$44.2	$(91.8)	$(.4)

Note 11. Investments in Unconsolidated Affiliates

White Mountains’ investments in unconsolidated affiliates represent investments in other companies in which White Mountains has a significant voting and economic interest but does not control the entity.

Millions	September 30, 2012	December 31, 2011
Symetra common shares	$284.0	$261.0
Unrealized gains from Symetra's fixed maturity portfolio	64.6	—
GAAP Carrying value of Symetra common shares	348.6	261.0
Symetra warrants	26.2	12.6
Total investment in Symetra	374.8	273.6
Pentelia Capital Management	1.5	1.7
Total investments in unconsolidated affiliates	$376.3	$275.3

Symetra
 At September 30, 2012 and December 31, 2011, White Mountains owned 17.4 million common shares of Symetra Financial Corporation (“Symetra”) and warrants to acquire an additional 9.5 million common shares. White Mountains accounts for its investment in common shares of Symetra using the equity method. At December 31, 2011, due to the prolonged low interest rate environment in which life insurance companies currently operate, White Mountains concluded that its investment in Symetra common shares was other-than-temporarily impaired and wrote down the GAAP book value of the investment to its estimated fair value of $261.0 million, or $15 per share at December 31, 2011.  White Mountains recorded $45.9 million of after-tax equity in losses of unconsolidated affiliates and $136.6 million of after-tax equity in net unrealized losses of unconsolidated affiliates.
 Under the equity method, the GAAP carrying value of White Mountains’ investment in Symetra common shares is normally equal to the percentage of Symetra’s GAAP book value represented by White Mountains’ common share ownership, which was 15% at September 30, 2012. As a result of recording the write-down, White Mountains’ carrying value of its investment in Symetra differs from the carrying value by applying its ownership share against Symetra’s GAAP equity as normally done under the equity method. The pre-tax basis difference of $195.8 million as of December 31, 2011 is being amortized over a 30 year period pro rata based on estimated future cash flows associated with Symetra’s underlying assets and liabilities to which the basis difference has been attributed. White Mountains continues to record its equity in Symetra’s earnings and net unrealized gains (losses). In addition, White Mountains recognizes the amortization of the basis difference through equity in earnings of unconsolidated affiliates and equity in net unrealized gains (losses) from investments in unconsolidated affiliates consistent with the original attribution of the writedown between equity in earnings and equity in net unrealized gains (losses). For the three and nine months ended September 30, 2012, White Mountains recognized after-tax amortization of $0.8 million and $2.4 million through equity in earnings of unconsolidated affiliates and $3.0 million and $9.1 million through equity in net unrealized gains from investments in unconsolidated affiliates. At September 30, 2012, the pre-tax unamortized basis difference was $183.3 million.
 White Mountains accounts for its Symetra warrants as derivatives with changes in fair value recognized through the income statement as a gain or loss recognized through other revenues.  White Mountains uses a Black Scholes valuation model to determine the fair value of the Symetra warrants.  The major assumptions used in valuing the Symetra warrants at September 30, 2012 were a risk free rate of 0.22%, volatility of 36.5%, an expected life of 1.82 years, a strike price of $11.49 per share and a share price of $12.30 per share.

The following table summarizes amounts recorded by White Mountains relating to its investment in Symetra for the three months ended September 30, 2012 and 2011:

	Three Months Ended			Three Months Ended
	September 30, 2012			September 30, 2011
Millions	Common Shares	Warrants	Total	Common Shares	Warrants	Total
Carrying value of investment in Symetra as of June 30	$305.9	$29.8	$335.7	$388.5	$32.5	$421.0
Equity in earnings (1)(2)	8.8	—	8.8	1.6	—	1.6
Equity in net unrealized gains from Symetra’s fixed maturity portfolio (3)	35.2	—	35.2	59.9	—	59.9
Dividends received	(1.3)	—	(1.3)	(1.0)	—	(1.0)
Increase (decrease) in value of warrants	—	(3.6)	(3.6)	—	(24.8)	(24.8)
Carrying value of investment in Symetra as September 30(4)(5)	$348.6	$26.2	$374.8	$449.0	$7.7	$456.7
(1) Equity in earnings excludes tax expense of $0.7 and $0.1.
(2) Equity in earnings includes $0.9 increase relating to the pre-tax amortization of Symetra common share impairment from September 30, 2012
(3) Net unrealized gains includes $3.3 increase relating to the pre-tax amortization of Symetra common share impairment from September 30, 2012.
(4) Includes White Mountains’ equity in net unrealized gains from Symetra’s fixed maturity portfolio of $35.2 and $147.7 as of September 30, 2012 and 2011, which exclude tax expense of $2.8 and $12.3.
(5) The aggregate value of White Mountains’ investment in common shares of Symetra was $214.0 based upon the quoted market price of $12.30 per share at September 30, 2012.

The following table summarizes amounts recorded by White Mountains relating to its investment in Symetra for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
Millions	Common Shares	Warrants	Total	Common Shares	Warrants	Total
Carrying value of investment in Symetra as of January 1	$261.0	$12.6	$273.6	$350.4	$37.1	$387.5
Equity in earnings (1)(2)	26.7	—	26.7	17.5	—	17.5
Equity in net unrealized gains from Symetra’s fixed maturity portfolio(3)	64.6	—	64.6	84.0	—	84.0
Dividends received	(3.7)	—	(3.7)	(2.9)	—	(2.9)
Increase (decrease) in value of warrants	—	13.6	13.6	—	(29.4)	(29.4)
Carrying value of investment in Symetra as September 30 (4)(5)	$348.6	$26.2	$374.8	$449.0	$7.7	$456.7
(1) Equity in earnings excludes tax expense of $2.2 and $1.4.
(2) Equity in earnings includes $0.9 increase relating to the pre-tax amortization of Symetra common share impairment from September 30, 2012.
(3) Net unrealized gains includes $9.9 increase relating to the pre-tax amortization of Symetra common share impairment from September 30, 2012.
(4) Includes White Mountains’ equity in net unrealized gains from Symetra’s fixed maturity portfolio of $64.6 and $147.7 as of September 30, 2012 and 2011, which exclude tax expense of $5.2 and $24.2.
(5) The aggregate value of White Mountains’ investment in common shares of Symetra was $214.0 based upon the quoted market price of $12.30 per share at
September 30, 2012.

During the three and nine months ended September 30, 2012, White Mountains received cash dividends from Symetra of $1.3 million and $3.7 million on its common share investment that was recorded as a reduction of White Mountains’ investment in Symetra.  During the three and nine months ended September 30, 2012, White Mountains also received cash dividends of $0.7 million and $2.0 million from Symetra on its investment in Symetra warrants that was recorded in net investment income.

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

Share-Based Compensation Based on White Mountains Common Shares

WTM Performance Shares
 Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Performance share awards vest, subject to the attainment of performance goals, at the end of a three-year period and are valued based on the market value of common shares at the time awards are paid.  The following table summarizes performance share activity for the three and nine months ended September 30, 2012 and 2011 for performance shares granted under the WTM Incentive Plan and phantom performance shares granted under the Sirius Group Performance Plan (the “WTM Phantom Share Plan”):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	118,450	$32.7	150,064	$56.5	150,064	$66.1	163,184	$29.4
Shares paid or expired (1)	—	—	—	—	(68,357)	(48.4)	(51,131)	—
New grants	2,500	—	—	—	38,432	—	37,675	—
Assumed forfeitures and cancellations (2)	(1,359)	(.4)	—	—	(548)	.4	336	(.6)
Expense recognized	—	6.6	—	(1.0)	—	20.8	—	26.7
Ending September 30,	119,591	$38.9	150,064	$55.5	119,591	$38.9	150,064	$55.5
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
 If the outstanding WTM performance shares had vested on September 30, 2012, the total additional compensation cost to be recognized would have been $26.6 million, based on accrual factors at September 30, 2012 (common share price and payout assumptions).

Performance Shares granted under the WTM Incentive Plan
The following table summarizes performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan at September 30, 2012 for each performance cycle:

Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2010 – 2012	42,320	$19.0
2011 – 2013	37,255	12.9
2012 – 2014	38,092	5.4
Sub-total	117,667	37.3
Assumed forfeitures	(2,941)	(1.0)
Total at September 30, 2012	114,726	$36.3

Phantom Performance Shares granted under WTM Phantom Share Plan
The following table summarizes phantom performance shares outstanding and accrued expense for grants made under WTM Phantom Share Plan at September 30, 2012 for each performance cycle:

Millions, except share amounts	Target WTM Phantom Performance Shares Outstanding	Accrued Expense
Performance cycle:
2010 – 2012	4,990	$2.7
2011 – 2013 (1)	—	—
2012 – 2014 (1)	—	—
Sub-total	4,990	2.7
Assumed forfeitures	(125)	(.1)
Total at September 30, 2012	4,865	$2.6
 (1)  All performance shares for the 2011–2013 and 2012–2014 performance cycles were granted from the WTM Incentive Plan.

Restricted Shares
 The following outlines the unrecognized compensation cost associated with the outstanding restricted share awards for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	93,460	$21.5	73,500	$18.9	72,000	$13.3	46,250	$14.1
Issued	3,700	2.0	—	—	32,160	15.7	27,250	9.9
Vested	—	—	—	—	(7,000)	—	—	—
Forfeited	(1,065)	(.2)	—	—	(1,065)	(.2)	—	—
Expense recognized	—	(3.2)	—	(2.8)	—	(8.7)	—	(7.9)
Non-vested at September 30,	96,095	$20.1	73,500	$16.1	96,095	$20.1	73,500	$16.1

During the third quarter of 2012, White Mountains issued 2,500 restricted shares that vest on January 1, 2015 and 1,200 restricted shares that vest on July 16, 2015. During the first quarter of 2012, White Mountains issued 25,460 restricted shares that vest on January 1, 2015 and 3,000 restricted shares that vest in two equal annual installments beginning in February 2014.  During the second quarter of 2011, White Mountains issued 250 restricted shares that vest on January 1, 2014. During the first quarter of 2011, White Mountains issued 27,000 restricted shares that vest on January 1, 2014.  During the first quarter of 2010, White Mountains issued 19,750 restricted shares that vest on December 31, 2012. The unrecognized compensation cost at September 30, 2012 is expected to be recognized ratably over the remaining vesting periods.

Non-Qualified Options
In January 2007, the Company issued 200,000 seven year Non-Qualified Options to the Company’s Chairman and CEO that vested in equal annual installments over five years and that had an initial exercise price of $650 per common share that escalated at an annual rate of 5% less the annual regular dividend rate.  At the 2010 Annual General Meeting of Members held on May 26, 2010,  the Company’s shareholders approved the following amendments to the Non-Qualified Options: (1) extend the term of the Non-Qualified Options by three years to January 20, 2017; (2) freeze the exercise price at $742 per common share, the exercise price on February 24, 2010; (3) extinguish 75,000 of the 200,000 Non-Qualified Options; and (4) limit the potential in-the-money value of the Non-Qualified Options in excess of $100.0 million to 50% of the amount in excess of $100.0 million.  For the nine months ended September 30, 2011, White Mountains recognized a total of $0.1 million of expense related to amortizing the Non-Qualified Options. As of the first quarter of 2011 the Non-Qualified Options were fully amortized.

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
The following table summarizes performance share activity for the three and nine months ended September 30, 2012 and 2011 for OneBeacon performance shares granted under the OneBeacon Incentive Plan:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	560,577	$3.1	671,727	$10.0	642,667	$9.7	1,464,295	$18.5
Payments and deferrals (1)(2)	—	—	—	—	(258,901)	(7.8)	(936,150)	(10.5)
New awards	—	—	—	—	181,290	—	194,900	—
Assumed forfeitures and cancellations (3)	(3,354)	—	(19,583)	.1	(7,833)	—	(70,901)	(.2)
Expense recognized	—	(2.2)	—	(.5)	—	(1.0)	—	1.8
Ending September 30,	557,223	$.9	652,144	$9.6	557,223	$.9	652,144	$9.6
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

If the outstanding OneBeacon performance shares had been vested on September 30, 2012, the total additional compensation cost to be recognized would have been $1.7 million, based on accrual factors at September 30, 2012 (common share price and payout assumptions).

The following table summarizes OneBeacon performance shares outstanding awarded under the OneBeacon Incentive Plan at September 30, 2012 for each performance cycle:

Millions, except share amounts	Target OneBeacon Performance Shares Outstanding	Accrued Expense
Performance cycle:
2010 – 2012	238,658	$—
2011 – 2013	151,563.4
2012 – 2014	181,290.5
Sub-total	571,511.9
Assumed forfeitures	(14,288)	—
Total at September 30, 2012	557,223	$.9

OneBeacon Restricted Shares
 The following outlines the unrecognized compensation cost associated with the outstanding restricted share awards for the three and nine months ended September 30, 2012:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	930,000	$11.2	630,000	$8.5	630,000	$7.7	630,000	$8.6
Issued	—	—	—	—	300,000	4.6	—	—
Vested	—	—	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—	—	—
Expense recognized	—	(.8)	—	(.4)	—	(1.9)	—	(.5)
Non-vested at September 30,	930,000	$10.4	630,000	$8.1	930,000	$10.4	630,000	$8.1

On March 1, 2012, OneBeacon issued 300,000 restricted shares that vest in two equal annual installments on February 28, 2014 and 2015.
 On May 25, 2011, OneBeacon issued 630,000 restricted shares to its CEO that vest in four equal annual installments beginning on February 22, 2014.   Concurrently with the grant of the restricted shares, 35,000 OneBeacon performance shares issued to OneBeacon’s CEO for the 2011-2013 performance share cycle were forfeited and performance share awards to OneBeacon’s CEO for the subsequent five years will also be reduced by 35,000 shares.
The unrecognized compensation cost at September 30, 2012 is expected to be recognized ratably over the remaining vesting periods.

Non-Qualified Options
 In November 2006, in connection with its initial public offering, OneBeacon Ltd. issued to its key employees 1,420,000 OneBeacon Non-Qualified Options to acquire OneBeacon Ltd. common shares at an above-market fixed exercise price.
The following table summarizes option activity for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Millions, except share amounts	Target Options Outstanding	Target Options Outstanding	Target Options Outstanding	Target Options Outstanding
Beginning of period	—	750,130	740,870	768,652
New awards	—	—	—	—
Forfeitures and cancellations	—	(9,260)	—	(27,782)
Vested and expired	—	—	(740,870)	—
Exercised	—	—	—	—
Expense recognized	—	—	—	—
Ending September 30,	—	740,870	—	740,870

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
For the three and nine months ended September 30, 2011, White Mountains recognized $0.1 million and $0.4 million of expense related to amortizing the OneBeacon Non-Qualified Options. As of December 31, 2011, the OneBeacon Non-Qualified Options were fully amortized. The options expired unexercised in the second quarter of 2012.

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
The following table summarizes the fair value and carrying value of financial instruments as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
OBH Senior Notes	$276.3	$269.8	$277.4	$269.8
SIG Senior Notes	442.9	399.4	418.6	399.3
SIG Preference Shares	257.5	250.0	217.5	250.0

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
During the third quarter of 2012, OneBeacon and Interboro finalized the post-closing adjustments to the closing balance sheet resulting in OneBeacon recording a net gain of $0.5 million after tax. This after-tax net gain is included in loss from sale of discontinued operations in the statements of comprehensive income (loss) for the three and nine months ended September 30, 2012. During the third quarter of 2011, OneBeacon recorded an after-tax loss of $18.2 million in loss from sale of discontinued operations for the estimated loss on sale of AutoOne.

OneBeacon runoff business
 On October 17, 2012, OneBeacon entered into an agreement to sell its runoff business to Armour. For the nine months ended September 30, 2012, the results of operations for the runoff business have been classified as discontinued operations and are presented, net of related income taxes, in the statement of comprehensive income. Prior year results of operations have been reclassified to conform to the current period’s presentation. The assets and liabilities associated with the runoff business as of September 30, 2012 have been presented in the balance sheet as held for sale. The amounts classified as discontinued operations exclude investing and financing activities that are conducted on an overall consolidated level and, accordingly, there were no separately identifiable investments associated with the runoff business. Therefore, the prior period balance sheet has not been reclassified to conform to the current period's presentation.
During the third quarter of 2012, OneBeacon recorded $100.5 million in after-tax losses related to the Runoff Transaction. These losses are presented in discontinued operations and are composed of a $91.5 million after-tax loss on sale and a $9.0 million after-tax loss related to a reduction in the workers compensation loss reserve discount rate on reserves being transferred as part of the sale. OneBeacon also recognized $6.5 million of after-tax underwriting losses primarily related to unfavorable loss reserve development from a legacy assumed reinsurance treaty, which is presented in discontinued operations.

Reinsurance
Included in the assets held for sale are reinsurance recoverables from two reinsurance contracts with subsidiaries of Berkshire Hathaway Inc. that OneBeacon was required to purchase in connection with White Mountains' acquisition of OneBeacon in 2001: a reinsurance contract with National Indemnity Company (“NICO”) for up to $2.5 billion in old asbestos and environmental (“A&E”) claims and certain other exposures (the “NICO Cover”) and an adverse loss reserve development cover from General Reinsurance Corporation (“GRC”) for up to $570.0 million, comprised of $400.0 million of adverse loss reserve development occurring in years 2000 and prior (the “GRC Cover”) in addition to $170.0 million of reserves ceded as of the date of the OneBeacon Acquisition. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for under GAAP as a seller guarantee. As of September 30, 2012, the total reinsurance recoverables on paid and unpaid losses of $1,449.2 million related to both the NICO cover and the GRC cover has been included in assets held for sale. Both NICO and GRC have an A.M Best rating of A++, Superior, which is the highest of fifteen ratings.
The total reinsurance recoverables on paid and unpaid losses in assets held for sale were $17.6 million and $2,110.0 million as of September 30, 2012. The reinsurance recoverable on unpaid amount is gross of $153.4 million in purchase accounting adjustments that will become recoverable if claims are paid in accordance with current reserve estimates. In addition, $36.7 million of the amount that is currently included in assets held for sale on the balance sheet will be reported in reinsurance recoverables on unpaid losses when the Runoff Transaction closes (at the then current value) as a result of a related reinsurance contract.

Net Assets Held for Sale
The following summarizes the assets and liabilities associated with the businesses classified as held for sale:

Millions	September 30, 2012	December 31, 2011
Assets held for sale
Fixed maturity investments, at fair value	$377.3	$111.8
Cash	—	5.5
Reinsurance recoverable on unpaid losses	1,956.6	—
Reinsurance recoverable on paid losses	17.6	—
Insurance premiums receivable	13.6	8.8
Deferred acquisition costs	—	2.2
Deferred tax asset	6.1	1.9
Other assets	17.0	2.4
Total assets held for sale	$2,388.2	$132.6
Liabilities held for sale
Loss and loss adjustment expense reserves	$2,212.9	$64.7
Unearned insurance premiums	.6	34.1
Ceded reinsurance payable	19.5	—
Other liabilities	155.2	8.8
Total liabilities held for sale	2,388.2	107.6
Net assets held for sale	$—	$25.0
Loss from Discontinued Operations
The following summarizes the results of operations, including related income taxes associated with the businesses classified as discontinued operations:

	Three Months Ended		Nine Months Ended
Millions, except per share amounts	Sept 30,		Sept 30,
	2012	2011	2012	2011
Revenues
Earned insurance premiums	$(.4)	$233.3	$10.0	$701.9
Net investment income	—	3.8	—	11.8
Net realized and unrealized investment gains (losses)	—	(6.4)	—	1.4
Other revenue	—	17.5	—	54.0
Total revenues	(.4)	248.2	10.0	769.1
Expenses
Loss and loss adjustment expenses	27.7	177.4	48.4	512.3
Insurance and reinsurance acquisition expenses	(.8)	51.4	(1.3)	154.1
Other underwriting expenses	(1.1)	35.0	1.1	83.9
General and administrative expenses	—	1.7	—	37.5
Total expenses	25.8	265.5	48.2	787.8
Pre-tax loss	(26.2)	(17.3)	(38.2)	(18.7)
Income tax benefit	10.4	5.3	13.7	10.9
Loss from discontinued operations	(15.8)	(12.0)	(24.5)	(7.8)
Loss from sale of discontinued operations	(91.0)	(18.2)	(91.0)	(18.2)
Net loss from discontinued operations	$(106.8)	$(30.2)	$(115.5)	$(26.0)

Loss Per Share

Basic loss per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities.  Diluted loss per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.
The following table outlines the computation of loss per share for discontinued operations for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	Sept 30,		Sept 30,
	2012	2011	2012	2011
Basic and diluted loss per share numerators (in millions):
Net loss attributable to White Mountains’ common shareholders	$(106.8)	$(30.2)	$(115.5)	$(26.0)
Allocation of income for participating unvested restricted common shares (1)	1.5	.3	1.5	.2
Net loss attributable to White Mountains’ common shareholders, net of restricted common share amounts (2)	$(105.3)	$(29.9)	$(114.0)	$(25.8)
Basic loss per share denominators (in thousands):
Total average common shares outstanding during the period	6,590.4	7,919.3	6,885.9	7,970.0
Average unvested restricted common shares (3)	(96.5)	(73.5)	(89.5)	(68.0)
Basic loss per share denominator	6,493.9	7,845.8	6,796.4	7,902.0
Diluted loss per share denominator (in thousands):
Total average common shares outstanding during the period	6,590.4	7,919.3	6,885.9	7,970.0
Average unvested restricted common shares	(96.5)	(73.5)	(89.5)	(68.0)
Average outstanding dilutive options to acquire common shares	—	—	—	—
Diluted loss per share denominator	6,493.9	7,845.8	6,796.4	7,902.0
Basic and diluted loss per share (in dollars):	$(16.21)	$(3.81)	$(16.77)	$(3.26)
(1) Restricted shares issued by White Mountains contain dividend participation features, and therefore, are considered participating securities.
(2) Net loss attributable to White Mountains’ common shareholders, net of restricted share amounts, is equal to undistributed loss for the three and nine months ended September 30, 2012 and 2011.
(3) Restricted common shares outstanding vest either in equal annual installments or upon a stated date (see Note 12)

Note 15. Contingencies

Legal Contingencies
White Mountains, and the insurance and reinsurance industry in general, are routinely subject to claims related litigation and arbitration in the normal course of business, as well as litigation and arbitration that do not arise from, or are directly related to, claims activity. White Mountains' estimates of the costs of settling matters routinely encountered in claims activity are reflected in the reserves for unpaid loss and LAE. See Note 3.
Except as described below, White Mountains is not a party to any material non-claims litigation or arbitration. White Mountains considers the requirements of ASC 450 when evaluating its exposure to non-claims related litigation and arbitration. ASC 450 requires that accruals be established for litigation and arbitration if it is probable that a loss has been incurred and it can be reasonably estimated. ASC 450 also requires that litigation and arbitration be disclosed if it is probable that a loss has been incurred or if there is a reasonable possibility that a loss may have been incurred.
Although the ultimate outcome of claims and non-claims related litigation and arbitration, and the amount or range of potential loss at any particular time, is often inherently uncertain, management does not believe that the ultimate outcome of such claims and non-claims related litigation and arbitration will have a material adverse effect on White Mountains' financial condition, results of operations or cash flows.

Esurance Sale
In 2011, the Company sold its Esurance and Answer Financial businesses (the "Transferred Companies") to The Allstate Corporation ("Allstate") for a purchase price of approximately $1.01 billion.  The purchase price consisted of $700 million plus the tangible book value of the Transferred Companies at the closing, which was estimated to be $308 million.  Following closing, Allstate was required to prepare a final closing statement, including an audited balance sheet for the Transferred Companies as of the closing date.  The Company believes this final closing statement was required to be prepared and audited no later than January 5, 2012.  Allstate did not deliver the final closing statement to the Company until June 6, 2012, with an audit report dated June 1, 2012.  The Company is disputing Allstate's calculation of tangible book value in the closing statement.  The amount in dispute is approximately $20 million, after tax.  The dispute principally relates to (i) the elimination of $24.7 million (pre-tax) of deferred acquisition costs ($16.0 million, after tax) and (ii) the inclusion of a liability equal to the costs associated with an Esurance extra-contractual (“ECO”) matter settled in April 2012 of $5.2 million ($3.4 million, after tax).
 The Company believes that Allstate's failure to have the final closing statement prepared and audited by the required date constitutes a breach of Allstate's obligations under the agreement governing the sale of the Transferred Companies.  The Company has brought suit in the United States District Court for the Southern District of New York in connection with such breach.

Tribune Company
In June 2011, Deutsche Bank Trust Company Americas, Law Debenture Company of New York and Wilmington Trust Company (collectively referred to as "Plaintiffs"), in their capacity as trustees for certain senior notes issued by the Tribune Company ("Tribune"), filed lawsuits in various jurisdictions (the “Noteholder Actions”) against numerous defendants including OneBeacon, OBIC-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune seeking recovery of the proceeds from the sale of common stock of Tribune in connection with Tribune's leveraged buyout in 2007 (the "LBO"). Tribune filed for bankruptcy in 2008 in the Delaware bankruptcy court (the "Bankruptcy Court"). The Bankruptcy Court granted Plaintiffs permission to commence these LBO-related actions. Plaintiffs seek recovery of the proceeds received by the former Tribune shareholders on a theory of constructive fraudulent transfer asserting that Tribune purchased or repurchased its common shares without receiving fair consideration at a time when it was, or as a result of the purchases of shares, was rendered, insolvent. OneBeacon has entered into a joint defense agreement with other affiliates of White Mountains that are defendants in the action. OneBeacon and OBIC-sponsored benefit plans received approximately $32 million for Tribune common stock tendered in connection with the LBO.
        In December 2011, the Judicial Panel on Multidistrict Litigation granted a motion to consolidate all of the Noteholder Actions for pretrial matters and transfer all such proceedings to the United States District Court for the Southern District of New York.
        In addition, OneBeacon, OBIC-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company, on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). The Committee Action has since been consolidated with the Noteholder Actions.
In September 2012, a case management order was entered in the consolidated cases, setting forth, among other things, a briefing schedule for an omnibus motion to dismiss in the Noteholder Actions. The court is expected to hear oral argument on that motion in March 2013. Discovery and other motion practice (other than motions to amend the complaints) in the Committee Action and the Noteholder Actions is stayed until further order of the court.

Ace American Insurance Company
A subsidiary of OneBeacon, OneBeacon U.S. Holdings, Inc. ("OBH"), was sued in Federal Court in the Eastern District of Pennsylvania on August 17, 2012 by Ace American Insurance Company ("Ace").  The complaint alleges that OBH, through a professional recruiting firm, improperly hired a group of Ace employees from Ace's surety division.  The complaint seeks injunctive relief and unspecified damages.  Upon motions of both parties, the court ordered expedited discovery, which has been completed.  OBH's response to Ace's motion for preliminary injunction is due at the end of October.  OneBeacon believes that Ace's motion is without merit and intends to vigorously defend the lawsuit.

Note 16. Subsequent Event

On October 16, 2012, OneBeacon announced it entered into an agreement to terminate its exclusive underwriting agreement with Hagerty Insurance Agency and to sell one of its insurance entities to Markel Corporation. OneBeacon anticipates recording an after-tax gain of $15 million related to this transaction. The sale is subject to regulatory approvals and is expected to close during the first quarter of 2013. The business associated with this agreement generated written premiums of approximately $179 million, or 16% of OneBeacon's consolidated written premiums for the twelve months prior to September 30, 2012.

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

The following discussion also includes three non-GAAP financial measures - adjusted comprehensive income (loss), adjusted book value per share and total adjusted capital - that have been reconciled to their most comparable GAAP financial measures (see page 70). White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Overview
  White Mountains ended the third quarter of 2012 with an adjusted book value per share of $574, an increase of 1.6% for the quarter and 6.0% for the first nine months of 2012, including dividends. White Mountains reported adjusted comprehensive income of $59 million and $173 million in the third quarter and first nine months of 2012 compared to adjusted comprehensive loss of $98 million and $58 million in the third quarter and first nine months of 2011.  In the third quarter of 2012, strong investment and underwriting results more than offset a $101 million loss at OneBeacon from the sale of its runoff business.
White Mountains' GAAP pre-tax total return on invested assets was 2.8% and 4.3% for the third quarter and first nine months of 2012, which included 0.6% and 0.4% of foreign currency gains, compared to a GAAP total return of -1.5% and 1.7% for the third quarter and first nine months of 2011, which included -1.2% and -0.2% of foreign currency losses.
OneBeacon's book value per share decreased 5.6% for the third quarter of 2012 and increased 0.5% for the first nine months of 2012, including dividends. During the third quarter of 2012, OneBeacon recorded $101 million in after-tax losses related to the sale of its runoff business. These losses are presented in discontinued operations and are composed of a $92 million after-tax loss on sale and a $9 million after-tax loss related to a reduction in the workers compensation loss reserve discount rate on reserves being transferred as part of the sale. OneBeacon's GAAP combined ratio was 95% for the third quarter of 2012 compared to 94% for the third quarter of last year, while the GAAP combined ratio was 93% for the first nine months of 2012 compared to 95% for the first nine months of last year. Both the quarter and first nine month results benefited from lower catastrophe losses partially offset by lower favorable development.  In addition, the third quarter of 2011 had lower expenses due to an adjustment to incentive compensation accruals. Catastrophe losses were 2 points in both the third quarter and first nine months of 2012 compared to 5 points in the comparable periods of last year. Favorable loss reserve development was 1 point in the third quarter and in the first nine months of 2012 compared to 2 points in the comparable periods of last year.
Sirius Group's GAAP combined ratio was 88% for the third quarter of 2012 compared to 89% for the third quarter of 2011, while the GAAP combined ratio was 85% for the first nine months of 2012 compared to 104% for the first nine months of 2011. The combined ratio for the third quarter of 2012 included 19 points ($45 million) of losses from Sirius Group's agricultural line of business, primarily as a result of the drought in the Midwestern United States. These loss estimates are subject to change as the majority of losses are based on both yield and final contractual commodity prices for corn and soybeans, which have not yet been set. Additionally, the combined ratio for the third quarter of 2012 included 3 points ($6 million) of catastrophe losses, mainly due to storm losses in the United States, compared to 11 points ($25 million) in the third quarter of last year, mainly as a result of hurricane Irene. The combined ratio for the first nine months of 2012 included 2 points ($14 million) of catastrophe losses compared to 27 points ($188 million) in the first nine months of last year. The combined ratio for first nine months of 2012 also included 7 points from the aforementioned agricultural losses. There was $8 million of net favorable loss reserve development in the third quarter of 2012 compared to $21 million in the third quarter of last year. With the completion of a ground-up asbestos reserve study in the quarter, Sirius Group increased asbestos loss reserves by $33 million. This increase was more than offset by reductions in liability and property loss reserves. Favorable loss reserve development was 2 points in the first nine months of 2012 compared to 5 points in the first nine months of last year. In addition, in the third quarter of 2012, Sirius Group sold its interest in an equity affiliate investment, International Medical Group ("IMG"), a managing general underwriter in the medical and travel business, for a gain of $15 million.

During the third quarter of 2012, White Mountains capitalized HG Global Ltd. ("HG Global") with $595 million to fund Build America Mutual Assurance Company ("BAM"), a newly formed mutual municipal bond insurer, and HG Re Ltd. ("HG Re"), a wholly-owned subsidiary of HG Global. As of September 30, 2012, White Mountains owned 97% of HG Global's preferred equity and 89% of its common equity. HG Global provided the initial capitalization of BAM through the purchase of $503 million of BAM surplus notes. Through HG Re, HG Global provides first loss reinsurance protection for policies underwritten by BAM of 15% of par outstanding, on a per policy basis. HG Re's obligations to BAM are collateralized in trusts, and there is an aggregate loss limit that is equal to the total assets in the collateral trusts at any point in time. For the third quarter of 2012, HG Global reported pre-tax income of $5 million, which was driven by $8 million of interest income on the BAM surplus notes, partially offset by startup and operational costs. For the third quarter of 2012, BAM reported $18 million in pre-tax losses that were driven by $8 million of interest expense on the BAM surplus notes and startup and operational costs. U.S. GAAP requires White Mountains to consolidate the results of BAM. However, since BAM is a mutual insurance company that is owned by its members and not White Mountains, BAM's results do not affect White Mountains' adjusted book value per share as they are attributed to noncontrolling interests.
White Mountains' total net written premiums increased 9% for both the third quarter and first nine months of 2012 to $559 million and $1,730 million, compared to $511 million and $1,589 million in the third quarter and first nine months of 2011.  OneBeacon's net written premiums increased 13% for both the third quarter and first nine months of 2012 to $335 million and $930 million. A change in the method of estimating written premiums associated with the A.W.G. Dewar ("Dewar") tuition reimbursement insurance product resulted in approximately $9 million in net written premiums being recorded in the third quarter of 2012 that, under the prior method, would have been recorded in the fourth quarter. Excluding this change in estimate, premiums for the three and nine months ended September 30, 2012 would have increased 9% and 12%. Sirius Group's net written premiums increased 5% and 4% for the third quarter and first nine months of 2012 to $224 million and $800 million (increases of 6% for both periods in local currencies).

Adjusted Book Value Per Share
The following table presents White Mountains’ adjusted book value per share and reconciles this non-GAAP measure to the most comparable GAAP measure. (See NON-GAAP FINANCIAL MEASURES on page 70).

	September 30, 2012	June 30, 2012	December 31, 2011	September 30, 2011
Book value per share numerators (in millions):
White Mountains’ common shareholders’ equity	$3,809.3	$3,742.5	$4,087.7	$3,444.7
Equity in net unrealized gains from Symetra’s fixed maturity portfolio	(59.3)	(27.0)	—	(135.7)
Adjusted book value per share numerator (1)	$3,750.0	$3,715.5	$4,087.7	$3,309.0
Book value per share denominators (in thousands of shares):
Common shares outstanding	6,583.7	6,630.3	7,577.9	7,630.7
Unearned restricted shares	(46.8)	(51.6)	(37.6)	(44.5)
Adjusted book value per share denominator (1)	6,536.9	6,578.7	7,540.3	7,586.2
Book value per share (2)	$578.60	$564.45	$539.43	$451.42
Adjusted book value per share (2)	$573.66	$564.77	$542.11	$436.18
 (1) Excludes out of-the-money stock options.
(2) During the first nine months of both 2012 and 2011, White Mountains declared and paid a dividend of $1.00 per common share.

Review of Consolidated Results

White Mountains’ consolidated financial results for the three and nine months ended September 30, 2012 and 2011 follow:

	Three Months Ended		Nine Months Ended
	Sept 30,		Sept 30,
Millions	2012	2011	2012	2011
Gross written premiums	$608.0	$559.2	$1,977.4	$1,813.3
Net written premiums	$559.1	$511.2	$1,729.9	$1,588.9
Revenues
Earned insurance and reinsurance premiums	$536.8	$491.1	$1,545.3	$1,433.5
Net investment income	37.6	42.8	119.8	138.1
Net realized and unrealized investment gains	72.7	2.9	123.2	36.4
Other revenue — foreign currency translation gains (losses)	33.1	(30.4)	33.1	(16.0)
Other revenue — Hamer and Bri-Mar	8.6	8.0	24.1	18.9
Other revenue — Symetra warrants	(3.6)	(24.7)	13.6	(29.3)
Other revenue — other	12.2	12.1	10.2	(1.9)
Total revenues	697.4	501.8	1,869.3	1,579.7
Expenses
Losses and LAE	308.1	280.2	821.7	920.4
Insurance and reinsurance acquisition expenses	107.6	107.0	326.2	296.6
Other underwriting expenses	76.6	64.3	228.4	203.9
General and administrative expenses	39.0	27.1	104.7	97.5
General and administrative expenses — BAM	11.2	—	11.2	—
General and administrative expenses — Hamer and Bri-Mar	7.4	7.0	21.0	16.7
Accretion of fair value adjustment to loss and LAE reserves	1.1	2.1	9.4	6.2
Interest expense on debt	11.3	12.8	33.1	38.8
Total expenses	562.3	500.5	1,555.7	1,580.1
Pre-tax income (loss)	135.1	1.3	313.6	(.4)
Income tax (expense) benefit	(47.8)	.6	(85.3)	(.8)
Net income (loss) from continuing operations	87.3	1.9	228.3	(1.2)
Loss income from sale of discontinued operations, net of tax	(91.0)	(18.2)	(91.0)	(18.2)
Net loss from discontinued operations, net of tax	(15.8)	(12.0)	(24.5)	(7.8)
Equity in earnings of unconsolidated affiliates, net of tax	7.7	1.5	24.4	16.1
Net income (loss)	(11.8)	(26.8)	137.2	(11.1)
Net income (loss) attributable to noncontrolling interests	30.9	11.0	2.0	(21.2)
Net income (loss) attributable to White Mountains’ common shareholders	19.1	(15.8)	139.2	(32.3)
Other comprehensive income (loss), net of tax	71.9	(26.7)	92.6	51.9
Comprehensive income (loss)	91.0	(42.5)	231.8	19.6
Comprehensive income attributable to noncontrolling interests	.4	—	.4	—
Comprehensive income (loss) attributable to White Mountains’ common shareholders	91.4	(42.5)	232.2	19.6
Change in equity in net unrealized gains from Symetra’s fixed maturity portfolio	(32.3)	(55.1)	(59.3)	(77.2)
Adjusted comprehensive income (loss)	$59.1	$(97.6)	$172.9	$(57.6)

Consolidated Results - Three Months Ended September 30, 2012 versus Three Months Ended September 30, 2011

White Mountains' total revenues increased 39% to $697 million in the third quarter of 2012 compared to $502 million in the third quarter of 2011, primarily due to higher investment gains, higher foreign currency translation gains, higher earned insurance and reinsurance premiums and lower mark-to-market losses on White Mountains' investment in Symetra warrants.  Earned insurance and reinsurance premiums increased 9% (10% in local currencies) to $537 million in the third quarter of 2012, with OneBeacon up 13% and Sirius Group up 5% (7% in local currencies).  Net investment income was down 12% to $38 million in the third quarter of 2012, primarily from lower fixed maturity yields and the gradual shift in White Mountains' investment portfolio to common equity securities. White Mountains reported net realized and unrealized investment gains of $73 million in the third quarter of 2012 compared to $3 million of gains in the third quarter of 2011 (see Investment Returns on page 56).  Other revenues improved to a gain of $50 million in the third quarter of 2012 from a loss of $35 million in the third quarter of 2011, as the third quarter of 2012 included $33 million in foreign currency translation gains compared to $30 million of foreign currency losses in the third quarter of 2011. In addition, the third quarter of 2012 included $3 million of mark-to-market losses on the Symetra warrants compared to $25 million of such losses in the third quarter of 2011. The third quarter of 2012 also included a $15 million gain from Sirius Group's sale of its interest in IMG.
White Mountains' total expenses increased 12% to $562 million in the third quarter of 2012 compared to $501 million in the third quarter of 2011.  Losses and LAE, insurance and reinsurance acquisition expenses and other underwriting expenses in total increased 9%, as increases from the growth in business at both OneBeacon and Sirius Group and losses from Sirius Group's agricultural business were partially offset by decreased catastrophe losses. The third quarter of 2012 included $11 million of catastrophe losses compared to $42 million in the third quarter of 2011. General and administrative expenses increased 62% to $59 million, primarily due to $11 million resulting from the consolidation of BAM and higher incentive compensation expenses.
White Mountains' income tax expense for the third quarter of 2012 represented an effective tax rate of 35.4%, which is in line with the U.S. statutory rate of 35%. The effective tax rate for the third quarter of 2011 was not meaningful as pre-tax income was near break-even ($1.3 million).
The Ministry of Finance in Sweden has proposed reducing the corporate income tax rate in Sweden to 22.0% from 26.3%.  If this proposal is enacted, the reduction in the Swedish corporate income tax rate would reduce the White Mountains' net deferred tax liability by approximately $60 million.  The Ministry of Finance in Sweden has also proposed tax legislation that, if enacted, would limit the deductibility of interest paid on certain intra-group debt instruments after January 1, 2013.  At September 30, 2012, White Mountains has $272 million of deferred tax assets related to net operating loss carryforwards that are being utilized from interest income on intra-group debt instruments that would be affected by the proposed tax legislation. However, management does not expect that the proposed tax legislation will adversely affect the carrying value of these deferred tax assets as management believes it has alternate strategies to utilize the deferred tax assets.

Consolidated Results - Nine Months Ended September 30, 2012 versus Nine Months Ended September 30, 2011

White Mountains' total revenues increased 18% to $1,869 million in the first nine months of 2012 compared to $1,580 million in the first nine months of 2011, primarily due to higher earned insurance and reinsurance premiums, higher foreign currency translation gains, higher mark-to-market gains on White Mountains' investment in Symetra warrants and higher investment gains, partially offset by lower net investment income. Earned premiums increased 8% (9% in local currencies) to $1,545 million in the first nine months of 2012, with OneBeacon up 13% and Sirius Group up 2% (4% in local currencies). Net investment income was down 13% to $120 million in the first nine months of 2012, due primarily to lower fixed maturity yields and the gradual shift in White Mountains' investment portfolio to common equity securities. White Mountains reported net realized and unrealized investment gains of $123 million in the first nine months of 2012, compared to $36 million in the first nine months of 2011 (see Investment Returns on page 56). Other revenues increased to a gain of $81 million in the first nine months of 2012 from a loss of $28 million in the first nine months of 2011, as the first nine months of 2012 included $33 million in foreign currency translation gains compared to $16 million of foreign currency losses in the first nine months of 2011. In addition, the first nine months of 2012 included $14 million of mark-to-market gains on the Symetra warrants compared to $29 million of losses in the first nine months of 2011. Other revenues in the first nine months of 2012 also included a $15 million gain reported by the Sirius Group related to the sale of its interest in IMG, while the first nine months of 2011 included a $12 million loss from the repurchase of $150 million of OBH Senior Notes.

White Mountains' total expenses decreased 2% to $1,556 million in the first nine months of 2012, compared to $1,580 million in the first nine months of 2011. Losses and LAE, insurance and reinsurance acquisition expenses and other underwriting expenses in total decreased 3%, as decreased catastrophe losses were partially offset by increased expenses due to the growth in business at OneBeacon and Sirius Group. The first nine months of 2012 included $27 million of catastrophe losses compared to $231 million in catastrophe losses in the first nine months of 2011, primarily from the Japan earthquake and tsunami and New Zealand earthquakes. General and administrative expenses increased 22% to $146 million, primarily due to $11 million resulting from the consolidation of BAM and higher incentive compensation expenses. Interest expense on debt decreased 15% to $33 million in the first nine months of 2012 compared to $39 million in the first nine months of 2011, primarily due to reductions of outstanding debt resulting from repurchases of OBH Senior Notes.
White Mountains' income tax expense for the first nine months of 2012 represented an effective tax rate of 27.2%, which differed from the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States. White Mountains' effective tax rate for the first nine months of 2011 was not meaningful as pre-tax loss was near break-even ($(0.4) million).

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

OneBeacon

Financial results for OneBeacon for the three and nine months ended September 30, 2012 and 2011 follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2012	2011	2012	2011
Gross written premiums	$353.4	$308.8	$983.8	$869.1
Net written premiums	$335.2	$297.2	$930.4	$821.4

Earned insurance and reinsurance premiums	$293.9	$259.1	$846.0	$748.0
Net investment income	12.8	16.1	41.5	55.8
Net realized and unrealized investment (losses) gains	40.0	(47.4)	57.9	(13.3)
Other revenue	(.4)	.1	(.1)	(12.2)
Total revenues	346.3	227.9	945.3	778.3
Losses and LAE	164.7	149.7	452.5	421.3
Insurance and reinsurance acquisition expenses	66.6	58.6	185.6	161.5
Other underwriting expenses	47.4	36.0	146.2	124.5
General and administrative expenses	4.4	2.5	9.6	7.4
Interest expense on debt	4.1	4.1	12.2	16.4
Total expenses	287.2	250.9	806.1	731.1
Pre-tax income (loss)	$59.1	$(23.0)	$139.2	$47.2

The following table presents OneBeacon’s book value per share:

(Millions, except per share amounts)	September 30, 2012	June 30, 2012	December 31, 2011	September 30, 2011
OneBeacon book value per share:
OneBeacon's common shareholders’ equity	$1,048.4	$1,131.8	$1,099.8	$1,100.2
OneBeacon common shares outstanding	95.4	95.4	95.1	95.1
OneBeacon book value per common share (1)	$10.99	$11.86	$11.56	$11.57
(1) OneBeacon declared an paid a regularly quarterly dividend of $0.21 per common share in each of the first three quarters of 2012 and the last quarter of 2011.

The following table provides OneBeacon’s GAAP ratios, net written premiums and earned insurance premiums for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2012	2011	2012	2011
GAAP Ratios:
Loss and LAE	56%	58%	54%	56%
Expense	39%	36%	39%	39%
Combined	95%	94%	93%	95%
Net written premiums	$335.2	$297.2	$930.4	$821.4
Earned premiums	$293.9	$259.1	$846.0	$748.0

Recent Developments
On October 17, 2012, OneBeacon entered into a definitive agreement to sell its runoff business to an affiliate of Armour Group Holdings Limited ("Armour") (the "Runoff Transaction"). At closing, OneBeacon will transfer to Armour certain legal entities within the OneBeacon group, which will contain the assets, liabilities (including gross and ceded loss reserves), and capital supporting the runoff business, as well as certain elements of the runoff business infrastructure including staff and office space. The transaction is subject to regulatory approvals and is expected to close in the second half of 2013.
During the third quarter of 2012, OneBeacon recorded $101 million in after-tax losses related to the Runoff Transaction. These losses are presented in discontinued operations and are composed of a $92 million after-tax loss on sale and a $9 million after-tax loss related to a reduction in the workers compensation loss reserve discount rate on reserves being transferred as part of the sale.
On October 15, 2012, OneBeacon entered into definitive agreement to terminate its exclusive underwriting arrangement with Hagerty Insurance Agency. The business associated with this agreement generated written premiums of approximately $179 million for the twelve months ended September 30, 2012. In connection with this agreement, OneBeacon also agreed to sell its wholly-owned insurance subsidiary Essentia Insurance Company (“Essentia”). OneBeacon anticipates recording a $23 million pre-tax gain on the sale ($15 million after tax) upon closing the transaction. The sale is subject to regulatory approvals and is expected to close during the first quarter of 2013. The termination of the agency agreement will be effective as of the close date of the Essentia sale.

OneBeacon Results - Three Months Ended September 30, 2012 versus Three Months Ended September 30, 2011
OneBeacon's GAAP combined ratio was 95% for the third quarter of 2012 compared to 94% for the third quarter of 2011. The increase in the combined ratio was primarily due to lower favorable prior year development, partially offset by lower catastrophe losses. The third quarter of 2012 included 2 points of catastrophe losses, primarily related to hurricane Isaac, compared to 5 points of catastrophe losses in the third quarter of 2011, primarily related to hurricane Irene. The third quarter of 2012 included 1 point of favorable loss reserve development, as compared to 2 points of favorable loss reserve development in the prior year period. The expense ratio was 39% for the third quarter of 2012 compared to 36% for the third quarter of 2011. The increase was driven by higher incentive compensation expenses and employee costs associated with building new specialty businesses in the third quarter of 2012, primarily OneBeacon Property and Inland Marine and OneBeacon Programs.

OneBeacon's net written premiums increased 13% for the third quarter of 2012 to $335 million, compared to $297 million in the third quarter of 2011. A change in estimating premiums associated with the Dewar tuition reimbursement insurance product resulted in approximately $9 million in net written premiums being recorded in the third quarter of 2012 that, under the prior method, would have been recorded in the fourth quarter. Excluding this change in estimate, premiums for the third quarter of 2012 would have increased 9%. The increase was primarily due to a $10 million increase from OneBeacon Professional Insurance, a $5 million increase from OneBeacon Government Risks, a $5 million increase from OneBeacon Energy Group, a $4 million increase from its collector cars and boats business, and a $4 million increase from OneBeacon Entertainment, partially offset by an $11 million decrease in net written premiums from OneBeacon Property and Inland Marine.
  Reinsurance protection.  OneBeacon purchases reinsurance in order to minimize loss from large risks or catastrophic events. OneBeacon also purchases individual property reinsurance coverage for certain risks to reduce large loss volatility through property-per-risk excess of loss reinsurance programs and individual risk facultative reinsurance. OneBeacon also maintains excess of loss casualty reinsurance programs that provide protection for individual risk or catastrophe losses involving workers compensation, general liability, automobile liability, professional liability or umbrella liability. The availability and cost of reinsurance protection is subject to market conditions, which are outside of OneBeacon's control. Limiting the risk of loss through reinsurance arrangements serves to mitigate the impact of large losses; however, the cost of this protection in an individual period may exceed the benefit.
For the third quarter of 2012, OneBeacon's net combined ratio was higher than its gross combined ratio by 5 points, primarily due to the impact of favorable development on a large loss that had been ceded under the marine reinsurance treaty, and to a lesser extent the cost of facultative reinsurance, property reinsurance and catastrophe reinsurance. For the third quarter of 2011, OneBeacon's net combined ratio was higher than its gross combined ratio by 3 points, primarily due to the impact of the cost of property reinsurance, catastrophe reinsurance, and to a lesser extent the cost of facultative reinsurance and marine reinsurance.

OneBeacon Results - Nine Months Ended September 30, 2012 versus Nine Months Ended September 30, 2011
OneBeacon's GAAP combined ratio was 93% for the first nine months of 2012 compared to 95% for the first nine months of 2011. The decrease in the combined ratio was primarily due to lower catastrophe losses and lower current accident year losses, partially offset by lower favorable loss reserve development. The first nine months of 2012 included 2 points of catastrophe losses, primarily related to hurricane Isaac and storms in the midwestern United States, compared to 5 points of catastrophe losses in the first nine months of 2011, primarily related to hurricane Irene and tornadoes in the southeast and midwestern United States, as well as storms and freezing weather in the northeast and southwest. The first nine months of 2012 included 1 point of favorable loss reserve development compared to 2 points of favorable loss reserve development in the prior year period. The expense ratio for first nine months of 2012 also included one point ($5 million) from the amortization of previously deferred acquisition costs that are no longer eligible for deferral under ASU 2010-26, primarily a portion of the profit sharing commissions associated with OneBeacon’s collector car and boats business.
OneBeacon's net written premiums increased 13% in the first nine months of 2012 to $930 million compared to $821 million in the first nine months of 2011. Excluding the effect of the change in estimate at Dewar's, premiums for the first nine months of 2012 would have increased 12% from the first nine months of 2011. The increase was primarily due to a $21 million increase from OneBeacon Professional Insurance primarily related to the medical excess line, a $20 million increase from OneBeacon Technology Insurance, a $14 million increase from OneBeacon Accident Group, a $13 million increase from OneBeacon Energy Group and a $12 million increase from its collector cars and boats business primarily related to growth in new business, partially offset by a $15 million decrease in net written premiums from OneBeacon Property and Inland Marine.
Reinsurance protection. For the first nine months of 2012, OneBeacon's net combined ratio was higher than its gross combined ratio by 6 points, primarily due to favorable development on a large loss that had been previously ceded and the cost of property reinsurance, facultative reinsurance and catastrophe reinsurance. For the first nine months of 2011, OneBeacon's net combined ratio was higher than its gross combined ratio by 4 points, primarily due to the impact of the cost of property reinsurance, facultative reinsurance, catastrophe reinsurance and marine reinsurance.

Sirius Group

Financial results and GAAP combined ratios for Sirius Group for the three and nine months ended September 30, 2012 and 2011 follow:

	Three Months Ended		Nine Months Ended
	Sept 30,		Sept 30,
($ in millions)	2012	2011	2012	2011
Gross written premiums	$254.6	$250.4	$993.6	$944.2
Net written premiums	$223.9	$214.0	$799.5	$767.5

Earned insurance and reinsurance premiums	$242.9	$232.0	$699.3	$685.5
Net investment income	16.7	22.1	50.9	68.3
Net realized and unrealized investment (losses) gains	(8.9)	65.9	22.9	60.7
Other revenue - foreign currency translation gains (losses)	33.1	(30.4)	33.1	(16.0)
Other revenue	15.1	1.1	15.8	2.2
Total revenues	298.9	290.7	822.0	800.7
Losses and LAE	143.4	130.5	369.2	499.1
Insurance and reinsurance acquisition expenses	41.0	48.4	140.6	135.1
Other underwriting expenses	29.1	28.3	82.1	79.4
General and administrative expenses	9.1	5.3	26.0	17.1
Accretion of fair value adjustment to loss and LAE reserves	1.1	2.1	9.4	6.2
Interest expense on debt	6.5	6.5	19.6	19.6
Total expenses	230.2	221.1	646.9	756.5
Pre-tax income	$68.7	$69.6	$175.1	$44.2

GAAP ratios:
Losses and LAE	59%	56%	53%	73%
Expense	29%	33%	32%	31%
Combined	88%	89%	85%	104%

Sirius Group Results - Three Months Ended September 30, 2012 versus Three Months Ended September 30, 2011
Sirius Group's GAAP combined ratio was 88% for the third quarter of 2012 compared to 89% for the third quarter of 2011.  The combined ratio for the third quarter of 2012 included 19 points ($45 million) of losses from Sirius Group's agricultural line of business, primarily as a result of the drought in the Midwestern United States.  These loss estimates are subject to change as the majority of losses are based on both yield and final contractual commodity prices for corn and soybeans, which have not yet been set. The combined ratio for the third quarter of 2012 also included 3 points ($6 million) of catastrophe losses, mainly due to storm losses in the United States, compared to 11 points ($25 million) for the third quarter of 2011, which included $11 million related to hurricane Irene and $7 million from the June 2011 New Zealand earthquake. Favorable loss reserve development was 3 points the third quarter of 2012 compared to 9 points in the third quarter of last year. With the completion of a ground-up asbestos reserve study in the quarter, Sirius Group increased asbestos loss reserves by $33 million. This increase was more than offset by reductions in liability and property loss reserves. The third quarter of 2011 included favorable loss reserve development primarily attributable to the property lines.
Sirius Group's gross written premiums increased 2% (3% in local currencies) to $255 million in the third quarter of 2012 from $250 million for the third quarter of 2011, while net written premiums increased 5% (6% in local currencies) to $224 million in the third quarter of 2012 from $214 million in 2011. These increases were primarily from the property and accident and health lines of business somewhat offset by decreases in trade credit.  Net earned premiums increased 5% (7% in local currencies) to $243 million in the third quarter of 2012 compared to $232 million in the third quarter of 2011.
Sirius Group's insurance and reinsurance acquisition expenses decreased 15% ($7 million) in the third quarter of 2012 from the third quarter of 2011. The third quarter of 2011 included non-recurring profit commission expenses related to a commutation.
Sirius Group's other revenues primarily consisted of $33 million of foreign currency translation gains recorded in the third quarter of 2012 compared to a loss of $30 million in the third quarter of 2011. (See Foreign Currency Translation on page 57). In addition, in the third quarter of 2012, Sirius Group sold its interest in IMG for a gain of $15 million.

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
Sirius Group's gross combined ratio was lower than the net combined ratio by 5 points for the third quarter of 2012 and 9 points for the third quarter of 2011.  The higher net combined ratio for both the third quarter of 2012 and 2011 was driven by the cost of property retrocessions with limited ceded property loss recoveries, primarily due to the low level of catastrophe losses.

Sirius Group Results - Nine Months Ended September 30, 2012 versus Nine Months Ended September 30, 2011
Sirius Group's GAAP combined ratio decreased to 85% for the nine months ended September 30, 2012 from 104% for the nine months ended September 30, 2011. The decrease was primarily due to lower catastrophe losses, offset by 7 points of agriculture losses, primarily as a result of the drought in the Midwestern United States. The combined ratio for the first nine months of 2012 included 2 points ($14 million) of catastrophe losses, mainly due to $7 million of losses from earthquakes in Italy and $3 million of storm losses in the United States, compared to 27 points ($188 million) of catastrophe losses in the first nine months of 2011, primarily composed of $90 million of losses from the Japan earthquake and tsunami, $49 million of losses from New Zealand earthquakes and $25 million of losses from severe weather and tornadoes in the Midwestern United States. The first nine months of 2012 included 2 points of favorable loss reserve development compared to 5 points for the first nine months of 2011. For the first nine months of 2012, Sirius Group increased asbestos loss reserves by $45 million, which was offset by reductions in casualty and property loss reserves, whereas reductions in the first nine months of 2011 were primarily attributable to property lines.
Sirius Group's gross written premiums increased 5% (8% in local currencies) to $994 million in the first nine months of 2012 from $944 million for the first nine months of 2011, while net written premiums increased 4% (6% in local currencies) to $800 million for the first nine months of 2012 from $768 million in the first nine months of 2011.  These increases were primarily from the property and accident and health lines of business partially offset by decreases in the casualty and trade credit lines.  Net written premiums for the first nine months of 2012 increased less than gross written premiums due to increased retrocessions on the property and accident and health lines of business. Net earned premiums increased 2% (4% in local currencies) to $699 million for the first nine months of 2012 from $686 million in the first nine months of 2011.
Sirius Group's other revenues primarily consisted of $33 million of foreign currency translation gains recorded in the first nine months of 2012 compared to a loss of $16 million in the third quarter of 2011. (See Foreign Currency Translation on page 57). In addition, in the third quarter of 2012, Sirius Group sold its interest in IMG for gain of $15 million.
Reinsurance protection.  Sirius Group's gross combined ratio was lower than the net combined ratio by 5 points for the first nine months of 2012 and 9 points for the first nine months of 2011.  The higher net combined ratio for the first nine months of 2012 was primarily due the cost of property retrocessions with limited ceded property loss recoveries, primarily due to the low level of catastrophe losses. The higher net combined ratio for the first nine months of 2011 was primarily due to the Japan and New Zealand earthquake losses, very little of which were ceded under Sirius Group's retrocessional reinsurance coverage, in addition to the cost of the property retrocessions.

Catastrophe Risk Management
To manage its aggregate exposure to very large catastrophe events, among other measures Sirius Group has been monitoring the largest net financial impact (“NFI”) that third-party models predict it would suffer in the worst modeled aggregate loss year (i.e., the 10,000-year global annual aggregate probable maximum loss (“PML”)).  Sirius Group's NFI at January 31, 2012 was under $750 million.  In 2012, Sirius Group started using a new proprietary property underwriting and pricing tool (“GPI”), which consolidates and reports on all its worldwide property exposures.  GPI is used to calculate individual and aggregate PMLs by statistical blending of multiple third-party and proprietary models.  In October 2012, GPI produced a significantly higher 10,000-year annual aggregate PML than previously estimated, and the resulting NFI increased from $725 million in July 2012 to $950 million.  This increase was primarily driven by the variability of the models at the extreme tail and was not due to changes in Sirius' property portfolio, as limited new and renewal property business is written after July.  Sirius Group monitors multiple indicators of catastrophe tail risk to measure its financial exposure to such scenarios.  Prospectively, Sirius Group will not publish any single indicator of catastrophe tail risk. Sirius Group remains focused on monitoring tail risk in order to manage the potential impact of remote events on Sirius Group's and White Mountains' financial position.

Other Operations

A summary of White Mountains’ financial results from its Other Operations segment for the three and nine months ended September 30, 2012 and 2011 follow:

	Three Months Ended		Nine Months Ended
	Sept 30,		Sept 30,
Millions	2012	2011	2012	2011
Net investment income	$8.1	$4.6	$27.4	$14.0
Net realized and unrealized investment (losses) gains	41.6	(15.6)	42.4	(11.0)
Other revenue - Hamer and Bri-Mar (1)	8.6	8.0	24.1	18.9
Other revenue — Symetra warrants	(3.6)	(24.7)	13.6	(29.3)
Other revenue	(2.5)	10.9	(5.5)	8.1
Total revenues	52.2	(16.8)	102.0	.7
Other underwriting expenses	.1	—	.1	—
General and admin expenses - Hamer and Bri-mar (1)	7.4	7.0	21.0	16.7
General and admin expenses - BAM	11.2	—	11.2	—
General and admin expenses	25.5	19.3	69.1	73.0
Interest expense — debt	.7	2.2	1.3	2.8
Total expenses	44.9	28.5	102.7	92.5
Pre-tax income (loss)	$7.3	$(45.3)	$(.7)	$(91.8)

(1) On December 31, 2011, Tuckerman Fund I was dissolved and all of the net assets of the fund, which consisted of common shares of Hamer and Bri-Mar, two small manufacturing companies, were distributed to White Mountains.

Other Operations Results - Three and Nine Months Ended September 30, 2012 versus Three and Nine Months Ended September 30, 2011

White Mountains' Other Operations segment reported pre-tax income of $7 million and pre-tax loss of $1 million in the third quarter and first nine months of 2012 compared to $45 million and $92 million of pre-tax loss in the third quarter and first nine months of 2011.  The improvement in the third quarter was primarily driven by better investment results and lower mark-to-market losses from the Symetra warrants, partially offset by higher incentive compensation expenses and higher losses from WM Life Re. The improvement in the nine-month period was primarily driven by better investment results and a mark-to-market gain from the Symetra warrants compared to a loss in the 2011 period, partially offset by higher losses from WM Life Re. The increase in net investment income was primarily from the investment of the proceeds from the Esurance Sale in October 2011, partially offset by lower yields. White Mountains' Other Operations segment reported net realized and unrealized investment gains of $42 million in both the third quarter and first nine months of 2012 compared to $16 million and $11 million of losses in the third quarter and first nine months of 2011 (see Investment Returns on page 56).
The value of White Mountains' investment in Symetra warrants decreased $4 million in the third quarter of 2012 and increased $14 million in the first nine months of 2012 compared to a decrease of $25 million and $29 million in the third quarter and first nine months of 2011. WM Life Re reported pre-tax losses of $3 million and $14 million in the third quarter and first nine months of 2012 compared to a $1 million pre-tax gain and a $10 million pre-tax loss in the third quarter and first nine months of 2011.

HG Global and BAM. The following table illustrates the components of pre-tax income included in White Mountains' Other Operations segment results related to the consolidation of HG Global and BAM for the three and nine months ended September 30, 2012:

	Three and Nine Months Ended
	September 30, 2012
Millions	HG Global	BAM	Other Operations

Net investment income	$0.1	$0.6	$0.7
Net investment income - surplus note interest	8.3	(8.3)	—
Net realized and unrealized investment gains	0.2	1.0	1.2
Total revenues	8.6	(6.7)	1.9
Other underwriting expenses	—	0.1	0.1
General and admin expenses - BAM	—	11.2	11.2
General and admin expenses - HG Global	3.8	—	3.8
Total expenses	3.8	11.3	15.1
Pre-tax income (loss)	$4.8	$(18.0)	$(13.2)
For the third quarter of 2012, HG Global reported pre-tax income of $5 million, which was driven by $8 million of interest income on the BAM surplus notes, partially offset by startup and operational costs. For the third quarter of 2012, BAM reported $18 million in pre-tax losses that were driven by $8 million of interest expense on the BAM surplus notes and startup and operational costs.
White Mountains is required to consolidate BAM's results in its GAAP financial statements. However, since BAM is a mutual insurance company that is owned by its members and not White Mountains, BAM's results do not affect White Mountains' adjusted book value per share as they are attributed to noncontrolling interests.

II. Summary of Investment Results

Investment Returns
For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a better comparison to benchmark returns, while all dollar amounts are presented net of any management fees and trading expenses.  A summary of White Mountains’ consolidated pre-tax investment results for the three and nine months ended September 30, 2012 and 2011 follows:

	Three Months Ended		Nine Months Ended
Pre-tax investment results	Sept 30,		Sept 30,
Millions	2012	2011	2012	2011
Net investment income	$37.6	$42.8	$119.8	$138.1
Net realized and unrealized investment gains (1)	72.7	2.9	123.2	36.4
Net unrealized foreign currency gains (losses) on investments (2)	92.5	(172.2)	80.6	(52.8)
Pre-tax investment gains included in discontinued operations	—	(2.6)	—	13.2
Total GAAP pre-tax investment gains (losses)	$202.8	$(129.1)	$323.6	$134.9
(1) Includes foreign currency gains (losses) of $(52.1) , $75.7, $(49.1), and $37.1.
(2) Amounts recognized through other comprehensive income. Excludes non-investment related foreign currency gains (losses) of
$(51.1) , $90.2, $(45.9), and $27.1.

Gross investment returns and benchmark returns

	Three Months Ended		Nine Months Ended
	Sept 30,		Sept 30,
	2012	2011	2012	2011
Fixed maturity investments	2.4%	(0.5)%	4.4%	2.7%
Short-term investments	0.7%	(0.2)%	0.7%	0.8%
Total fixed income	2.2%	(0.5)%	3.9%	2.5%
Barclay’s U.S. Intermediate Aggregate Index	1.4%	2.3%	3.4%	5.0%
Common equity securities	7.7%	(11.3)%	9.4%	(6.7)%
Convertible fixed maturity investments	(0.8)%	(8.5)%	1.8%	(6.8)%
Other long-term investments	—%	(0.1)%	(0.4)%	6.8%
Total equities, convertibles and other long-term investments	5.2%	(7.8)%	6.3%	(2.8)%
S&P 500 Index (total return)	6.3%	(13.9)%	16.4%	(8.7)%
Total consolidated portfolio	2.8%	(1.5)%	4.3%	1.7%

White Mountains’ GAAP pre-tax total return on invested assets was 2.8% and 4.3% for the third quarter and first nine months of 2012, which included 0.6% and 0.4% of foreign currency gains, compared to a total return of -1.5% and 1.7% for the third quarter and first nine months of 2011, which included -1.2% and -0.2% of foreign currency losses. White Mountains' high-quality, short-duration, fixed income portfolio (a duration of approximately 2.4 years, including short term investments at September 30, 2012) returned 2.2% (1.5% in local currencies) and 3.9% (3.3% in local currencies) for the third quarter and first nine months of 2012, which was relatively in line with the Barclays U.S. Intermediate Aggregate return of 1.4% and 3.4%. White Mountains' value-oriented equity portfolio, approximately 20% of GAAP invested assets at September 30, 2012, was up 5.2% for the quarter and 6.3% for the first nine months of 2012 compared to the S&P 500 Index returns of 6.3% and 16.4% for the comparable periods. The underperformance against the benchmark in both periods reflect large positions in other long-term investments and convertible fixed maturity investments (as opposed to common equity securities). It also reflects underweight exposure in common equity and convertible securities to the technology, consumer discretionary, and industrial sectors and an overweight position in materials, in particular gold mining stocks, relative to the S&P 500 Index. The common equity security portfolio managed by Prospector Partners LLC ("Prospector") was up 6.8% in the quarter, outperforming the S&P 500 Index total return of 6.3%.

WM Advisors has a sub-advisory agreement with Prospector, a registered investment adviser, under which Prospector manages most of White Mountains’ publicly-traded common equity securities and convertible fixed maturity securities. Total annualized returns for White Mountains’ equity portfolio managed by Prospector compared to the annualized total returns of the S&P 500 Index are as follows:

	Periods ending September 30, 2012
Annualized returns	1-year	3-years	5-years	7-years
Prospector separate accounts	15.6%	9.5%	(0.1)%	4.6%
S&P 500 Index	30.2%	13.2%	1.1%	4.5%

Foreign Currency Translation
 A summary of the impact of foreign currency translation on White Mountains’ consolidated financial results for the three and nine months ended September 30, 2012 and 2011 follows:

	Three Months Ended		Nine Months Ended
	Sept 30,		Sept 30,
Millions	2012	2011	2012	2011
Net unrealized investment (losses) gains — foreign currency	$(44.3)	$74.6	$(39.6)	$79.0
Net realized investment (losses) gains — foreign currency	(7.8)	3.7	(9.5)	(39.3)
Net realized and unrealized investment (losses) gains — foreign currency	(52.1)	78.3	(49.1)	39.7
Other revenue — foreign currency translation gains (losses)	33.1	(30.4)	33.1	(16.0)
Total foreign currency translation (losses) gains recognized through net income, pre-tax	(19.0)	47.9	(16.0)	23.7
Income tax benefit expense	(.7)	(9.9)	(2.0)	(5.7)
Total foreign currency translation (losses) gains recognized through net income after tax	(19.7)	38.0	(18.0)	18.0

Change in foreign currency translation on investments	92.5	(172.2)	80.6	(52.8)
Change in foreign currency translation on non-investment net liabilities	(51.1)	90.2	(45.9)	27.1
Total foreign currency translation gains (losses) recognized through other comprehensive income	41.4	(82.0)	34.7	(25.7)

Total foreign currency gains (losses) recognized through comprehensive income	$21.7	$(44.0)	$16.7	$(7.7)

At September 30, 2012, White Mountains’ investment portfolio included $1.2 billion in non-U.S. dollar-denominated investments, most of which are held at Sirius International and are denominated in Swedish kronor or euros. The value of the investments in this portfolio is impacted by changes in the exchange rate between the U.S. dollar and the krona and between the U.S. dollar and the euro.  During the third quarter and first nine months of 2012, the U.S. dollar weakened 5% against the kronor. During the third quarter and first nine months of 2012, the U.S. dollar weakened 2% and strengthened 1% against the euro. These currency movements resulted in approximately $40 million and $32 million of pre-tax foreign currency investment gains for the three and nine months ended September 30, 2012, which are recorded as components of net realized and unrealized investment gains and change in foreign currency translation on investments (recognized through other comprehensive income).  During the third quarter and first nine months of 2011, the U.S. dollar strengthened 9% and 2% against the kronor. During the third quarter and first nine months of 2011, the U.S dollar strengthened 8% and was flat against the euro. These currency movements resulted in approximately $94 million and $13 million of pre-tax foreign currency investment losses for the three and nine months ended September 30, 2011.
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
 The amount of foreign currency translation on Sirius International’s U.S. dollar denominated investments recognized as an increase of other comprehensive income and a decrease of net income was $39 million and $35 million for the third quarter and first nine months of 2012.  The amount of foreign currency translation on Sirius International’s U.S. dollar denominated investments recognized as a decrease of other comprehensive income and an increase of net income was $66 million and $27 million for the third quarter and first nine months of 2011.
 White Mountains’ investment portfolio consists of debt and equity securities issued in over 30 countries worldwide. The United States represents the country of issue for 75% of White Mountains’ fixed maturity, common equity and convertible fixed maturity investment portfolio. White Mountains has no direct sovereign risk exposure to European peripheral countries Ireland, Greece, Portugal, Spain and Italy (“peripheral countries”). White Mountains’ portfolio includes .3 % of total fixed maturity, convertible fixed maturity and common equity investments issued from peripheral countries at September 30, 2012.  However, White Mountains has indirect exposure to peripheral countries through securities issued from non-peripheral countries as the issuers of the securities could have exposure to peripheral countries.

The following tables list White Mountains’ investments in fixed maturities, common equities and convertible fixed maturities at September 30, 2012 categorized as financial or non-financial investments and by country of issue:

September 30, 2012
Millions	Fair value
Debt securities issued by corporations:
Non-financial
Australia	$44.9
Canada	166.9
France	56.1
Greece	—
Ireland	—
Italy	13.8
Netherlands	80.4
Portugal	—
Spain	8.3
Sweden	30.3
United Kingdom	115.9
United States	1,294.4
Other	64.9
Total non-financial debt	1,875.9
Financial
Australia	15.8
Greece	—
Ireland	—
Italy	—
Netherlands	47.6
Portugal	—
Spain	—
United Kingdom	17.3
United States	303.6
Other	21.1
Total financial debt	405.4
Debt securities issued by corporations	2,281.3
Mortgage-backed and asset-backed securities
France	13.0
Sweden	31.2
United Kingdom	164.8
United States	1,838.4
Total mortgage-backed and asset-backed securities	2,047.4
Foreign government, agency and provincial obligations
Canada	57.9
Germany	18.9
Greece	—
France	49.4
Ireland	—
Italy	—
Japan	30.9
New Zealand	50.9
Portugal	—
Spain	—
Sweden	246.8
Other	21.6
Total foreign government, agency and provincial obligations	476.4
US Government and agency obligations(1)	394.7
Municipal obligations(1)	3.8
Preferred stocks(1)	86.1
Total fixed maturity investments	$5,289.7
 (1) All securities were issued in the United States.

September 30, 2012
Millions	Fair value
Common equity securities:
Non-financial
Canada	$54.1
Greece	—
Ireland	8.3
Italy	—
Japan	14.5
Portugal	—
South Africa	23.7
Spain	5.0
Switzerland	8.7
United States	539.9
Other	34.5
Total non-financial common equity securities	688.7

Financial
Bermuda	62.1
United States	251.7
Other	2.3
Total financial common equity securities	316.1
Total common equity securities	$1,004.8

Convertible fixed maturities:
Canada	$6.4
United Kingdom	13.6
United States	122.0
Total convertible fixed maturity investments	$142.0

Investment in Symetra Common Shares
White Mountains recorded a GAAP other-than-temporary impairment write-down on its investment in Symetra common shares during the fourth quarter of 2011.  As a result, White Mountains carried its investment in Symetra common shares at $15 per share at December 31, 2011, the estimate of its GAAP fair value. During the third quarter and first nine months of 2012, White Mountains recorded $8 million and $25 million in equity in earnings from its investment in Symetra's common shares, which increased the value of the investment in Symetra's common shares used in the calculation of White Mountains' adjusted book value per share to $16.32 per Symetra common share at September 30, 2012, compared to Symetra's quoted stock price of $12.30 and Symetra's book value per common share excluding unrealized gains and losses from its fixed maturity investment portfolio of $18.76.

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

OneBeacon:
Generally, OneBeacon's top tier regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. OneBeacon's top tier regulated insurance operating subsidiaries have the ability to pay $103 million of dividends during 2012 without prior approval of regulatory authorities, subject to the availability of unassigned funds. At June 30, 2012, OneBeacon's top tier regulated insurance operating subsidiaries had $0.7 billion of unassigned funds and at December 31, 2011, had statutory surplus of $1.0 billion. During the first nine months of 2012, OneBeacon's top tier regulated insurance operating subsidiaries paid $130 million of dividends to their immediate parent, which included the distribution of a regulated insurance subsidiary with a value of $34 million.
During the first nine months of 2012, OneBeacon's unregulated insurance operating subsidiaries paid $4 million of dividends to their immediate parent.  At September 30, 2012, OneBeacon's unregulated insurance operating subsidiaries had $14 million of net unrestricted cash, short-term investments and fixed maturity investments.
During the first nine months of 2012, OneBeacon Ltd. paid $60 million of regular quarterly dividends to its common shareholders. White Mountains received $45 million of these dividends.
At September 30, 2012, OneBeacon Ltd. and its intermediate holding companies had $232 million of net unrestricted cash, short-term investments and fixed maturity investments and $67 million of common equity securities and convertible fixed maturity investments outside of its regulated and unregulated insurance operating subsidiaries.

Sirius Group:
Subject to certain limitations under Swedish law, Sirius International is permitted to transfer all or a portion of its pre-tax income to its Swedish parent companies to minimize taxes (referred to as a group contribution). In 2012, Sirius International intends to transfer approximately $86 million (based on the September 30, 2012 SEK to USD exchange rate) of its 2011 pre-tax income to its Swedish parent companies as a group contribution, $73 million of which was transferred during the first nine months of 2012.
Sirius International has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, Sirius International has allocated the majority of its pre-tax income, after group contributions to its Swedish parent companies, to the Safety Reserve (see “Safety Reserve” below). At December 31, 2011, Sirius International had $515 million (based on the December 31, 2011 SEK to USD exchange rate) of unrestricted statutory surplus, which is available for distribution in 2012. During the first nine months of 2012, Sirius International has paid $12 million in dividends to its immediate parent.
Sirius America has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. Based upon June 30, 2012 statutory surplus of $577 million, Sirius America has the ability to pay $58 million of dividends during 2012 without prior approval of regulatory authorities, subject to the availability of earned surplus.  At June 30, 2012, Sirius America had $109 million of earned surplus.  Sirius America did not pay any dividends to its parent in the first nine months of 2012.
At September 30, 2012, Sirius Group and its intermediate holding companies had $67 million of net unrestricted cash, short-term investments and fixed maturity investments and $18 million of other long-term investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries.

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

Safety Reserve
Subject to certain limitations under Swedish law, Sirius International is permitted to transfer pre-tax amounts into an untaxed reserve referred to as a safety reserve. At September 30, 2012, Sirius International's safety reserve amounted to $1.5 billion. Under GAAP, an amount equal to the safety reserve, net of a related deferred tax liability established at the Swedish tax rate of 26.3%, is classified as common shareholders' equity. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain prescribed levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International's safety reserve ($388 million at September 30, 2012) is included in solvency capital. Access to the safety reserve is restricted to coverage of insurance losses. Access for any other purpose requires the approval of Swedish regulatory authorities. Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the $1.5 billion balance of the safety reserve, without any provision for deferred taxes, in Sirius International's capital when assessing Sirius International's financial strength.

Other Operations:
During the first nine months of 2012 of 2012, WM Advisors did not pay any dividends to its immediate parent. At September 30, 2012, WM Advisors had approximately $21 million of net unrestricted cash and short-term investments.
At September 30, 2012, the Company and its intermediate holding companies had $229 million of net unrestricted cash, short-term investments and fixed maturity investments, $530 million of common equity securities and $48 million of other long-term investments included in its Other Operations segment. During the first nine months of 2012, White Mountains paid a $7 million common share dividend.
Interest on the BAM surplus notes is payable quarterly commencing on December 1, 2012. Interest and principal payments are subject to approval of the New York Department of Insurance.

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
Insurance float can increase in a number of ways, including through acquisitions of insurance and reinsurance operations, organic growth in existing insurance and reinsurance operations and recognition of losses that do not cause a corresponding reduction in investment assets.  Conversely, insurance float can decrease in a number of other ways, including sales of insurance and reinsurance operations, shrinking or runoff of existing insurance and reinsurance operations, the acquisition of operations that do not have substantial investment assets (e.g., an agency) and the recognition of gains that do not cause a corresponding increase in investment assets.  White Mountains has historically obtained its insurance float primarily through acquisitions, as opposed to organic growth. It is White Mountains’ intention to generate low-cost float over time through a combination of acquisitions and organic growth in its existing insurance and reinsurance operations. However, White Mountains will seek to increase its insurance float organically only when market conditions allow for an expectation of generating underwriting profits.
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

The following table illustrates White Mountains’ consolidated insurance float position as of September 30, 2012 and December 31, 2011:

($ in millions)	September 30, 2012	December 31, 2011
Total investments	$7,283.6	$8,268.0
Consolidated limited partnership investments (1)	(84.8)	(77.2)
Cash	549.2	705.4
Investments in unconsolidated affiliates	376.3	275.3
Equity in net unrealized gains from Symetra’s fixed maturity portfolio	(64.6)	—
WM Life Re net derivative positions (2)	(493.6)	(551.3)
Net investment assets classified within assets held for sale	377.3	117.3
Accounts receivable on unsettled investment sales	167.2	4.7
Accounts payable on unsettled investment purchases	(47.7)	(34.6)
Interest-bearing funds held by ceding companies (3)	71.4	73.6
Interest-bearing funds held under reinsurance treaties (4)	(14.8)	(12.7)
Net investment assets	$8,119.5	$8,768.5
Total White Mountains’ common shareholders’ equity	$3,809.3	$4,087.7
Noncontrolling interest—OneBeacon Ltd.	259.7	273.1
Noncontrolling interest— SIG Preference Shares	250.0	250.0
Debt	676.6	677.5
Total capital (1)	4,995.6	5,288.3
Equity in net unrealized gains from Symetra’s fixed maturity portfolio, net of applicable taxes	(59.3)	—
Total adjusted capital	4,936.3	$5,288.3
Insurance float	$3,183.2	$3,480.2
Insurance float as a multiple of total adjusted capital	0.6x	0.7x
Net investment assets as a multiple of total adjusted capital	1.6x	1.7x
Insurance float as a multiple of White Mountains’ common shareholders’ equity	0.8x	0.9x
Net investment assets as a multiple of White Mountains’ common shareholders’ equity	2.1x	2.1x
 (1) Total capital only includes noncontrolling interests that White Mountains benefits from the return on or has the ability to utilize the net assets supporting this noncontrolling interest.
(2) Consists of WM Life Re’s derivative instruments net of variable annuity liabilities and collateral provided to WM Life Re from counterparties.
(3) Excludes funds held by ceding companies from which White Mountains does not receive interest credits.
(4) Excludes funds held by White Mountains under reinsurance treaties for which White Mountains does not provide interest credits.

During the first nine months of 2012, insurance float decreased by $297 million, primarily due to the AutoOne Sale and the continued runoff of reserves related to the commercial lines business that was exited through a renewal rights sale at OneBeacon, the final settlement and commutation of Scandinavian Re’s multi-year retrocessional Casualty Aggregate Stop Loss Agreement with St. Paul, as well as commutations and runoff of Sirius Group's casualty business and payments of losses incurred in 2010 and 2011 related to major catastrophes, primarily from earthquakes in Chile, Japan and New Zealand.  These catastrophe losses increased White Mountains’ insurance float when they were first recorded, which is now reversing and decreasing insurance float as the catastrophe losses are paid. These decreases in insurance float were partially offset by an increase in float resulting from the $101 million in after tax losses recognized at OneBeacon related to the Runoff Transaction. Upon closing of the Runoff Transaction, insurance float is expected to decrease by approximately $375 million.

Financing

The following table summarizes White Mountains’ capital structure as of September 30, 2012 and December 31, 2011:

($ in millions)	September 30, 2012	December 31, 2011
OBH Senior Notes, carrying value	$269.8	$269.8
SIG Senior Notes, carrying value	399.4	399.3
WTM Bank Facility	—	—
Old Lyme Note	2.1	2.1
Other debt (1)	5.3	6.3
Total debt	676.6	677.5
Noncontrolling interest—OneBeacon Ltd.	259.7	273.1
Noncontrolling interest—SIG Preference Shares	250.0	250.0
Total White Mountains’ common shareholders’ equity	3,809.3	4,087.7
Total capital (2)	4,995.6	5,288.3
Equity in net unrealized gains from Symetra’s fixed maturity portfolio	(59.3)	—
Total adjusted capital	$4,936.3	$5,288.3

Total debt to total adjusted capital	14%	13%
Total debt and preference shares to total adjusted capital	19%	18%

Deferred tax on safety reserve ("DTSR")(3)	$388.0	$370.0

Total debt to total adjusted capital, including DTSR (3)	13%	12%
Total debt and preference shares to total adjusted capital, including DTSR (3)	17%	16%
(1) Other debt relates to White Mountains’ consolidation of Hamer and Bri-Mar
(2) Total capital only includes noncontrolling interests that White Mountains benefits from the return on or has the ability to utilize the net assets supporting this noncontrolling interest.
(3) The deferred tax liability on the safety reserve at Sirius International is considered regulatory capital in Sweden (See “Safety Reserve” on page 62) .

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
The Company’s 2011 Annual Report on Form 10-K contains a full discussion of White Mountains’ debt obligations as of December 31, 2011.
White Mountains has a revolving credit facility with a syndicate of lenders administered by Bank of America, N.A. with a total commitment of $375 million (the “WTM Bank Facility”). As of September 30, 2012, the WTM Bank Facility was undrawn.
OneBeacon U.S. Holdings, Inc. ("OBH") has $270 million face value of senior unsecured debt outstanding that carries an interest rate of 5.875% and is scheduled to mature in May 2013 (the "OBH Senior Notes"). OneBeacon anticipates that it will refinance the OBH Senior Notes prior to their maturity.
The WTM Bank Facility contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under these facilities and result in acceleration of principal repayment on any amounts outstanding. At September 30, 2012, White Mountains was in compliance with all of the covenants under the WTM Bank Facility and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.
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

The OBH Senior Notes and the SIG Senior Notes were issued under indentures that contain restrictive covenants which, among other things, limit the ability of the Company, OBH, SIG and their respective subsidiaries to create liens and enter into sale and leaseback transactions and limits the ability of the Company, OBH, SIG and their respective subsidiaries to consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which the Company, OBH or SIG must adhere. At September 30, 2012, White Mountains was in compliance with all of the covenants under the OBH Senior Notes and the SIG Senior Notes, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

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
During the third quarter of 2012, White Mountains repurchased 50,000 of its common shares under this authorization for $26 million at an average share price of $528. White Mountains did not repurchase any of its common shares under this authorization during the third quarter of 2011. During the first nine months of 2012, White Mountains repurchased 217,801 of its common shares under this authorization for $108 million at an average share price of $494. During the first nine months of 2011, White Mountains repurchased 265,579 of its common shares under its share repurchase program for $93 million at an average share price of $351.  Since the inception of this authorization through September 30, 2012, the Company repurchased 1,629,504 common shares for $645 million at an average share price of $396.  At September 30, 2012, White Mountains may repurchase an additional 970,496 shares under this authorization.
In addition to the shares repurchased under the share repurchase authorization referred to above, during the first quarter of 2012, White Mountains completed a fixed-price self-tender offer, through which it repurchased 816,829 of its common shares at a price of $500 per share. The total cost of the share repurchases was $409 million, including fees and expenses related to the tender offer. White Mountains also completed two “modified Dutch auction” self-tender offers during the second half of 2011 and repurchased 332,346 of its common shares at an average price of $418 per share. The total cost of the share repurchases was $139 million, including fees and expenses related to these tender offers.
Including shares repurchased through its self-tender offer and shares repurchased under its share repurchase authorization, White Mountains repurchased a total of 1,034,630 of its common shares during the first nine months of 2012 for $516 million at an average share price of $499, which was 87% of White Mountains' adjusted book value per share of $574 at September 30, 2012.

Cash Flows

Detailed information concerning White Mountains’ cash flows during nine months ended September 30, 2012 and 2011 follows:

Cash flows from operations for the nine months ended September 30, 2012 and 2011
Net cash flows from operations was a use of $128 million and a source of $41 million in the first nine months of 2012 and 2011, respectively.  The decrease in cash flows from operations in the first nine months of 2012 was primarily from the continued runoff of reserves as a result of the Commercial Lines Transaction at OneBeacon, the final settlement and commutation of Scandinavian Re’s multi-year retrocessional Casualty Aggregate Stop Loss Agreement with St. Paul, as well as commutations and runoff of Sirius Group's casualty business and payments made on losses related to major catastrophes in 2010 and 2011, primarily from earthquakes in Chile, Japan and New Zealand.  White Mountains does not believe that these trends will have a meaningful impact on its future liquidity or its ability to meet its future cash requirements.

Cash flows from investing and financing activities for the nine months ended September 30, 2012
Financing and Other Capital Activities
During the first nine months of 2012, the Company declared and paid a $7 million cash dividend to its common shareholders.
During the first nine months of 2012, the Company repurchased and retired 1,037,191 of its common shares for $518 million, which included 2,561 common shares repurchased under employee benefit plans for $1 million.
During the first nine months of 2012, OneBeacon Ltd. declared and paid $60 million of cash dividends to its common shareholders. White Mountains received a total of $45 million of these dividends.
During the first nine months of 2012, OneBeacon paid a total of $8 million of interest on the OBH Senior Notes.
During the first nine months of 2012, Sirius Group paid $26 million of interest on the SIG Senior Notes and $9 million of dividends on the SIG Preference Shares.
During the first nine months of 2012, Sirius Group declared and paid $25 million of cash dividends to its immediate parent.
During the first nine months of 2012, White Mountains contributed $20 million to WM Life Re.

Acquisitions and Dispositions
In July 2012, HG Global was capitalized with $609 million of cash, $595 million of which was contributed by subsidiaries of White Mountains. Subsequently in July 2012, HG Global purchased $503 million of surplus notes from BAM for cash and contributed $100 million in cash to HG Re.

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
During the first nine months of 2011, Sirius Group paid $26 million of interest on the SIG Senior Notes and $9 million of dividends on the SIG Preference Shares.
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
As of September 30, 2012, approximately 95% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturities, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturities including corporate debt, state and other governmental debt, convertible fixed maturity securities and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include White Mountains’ investments in hedge funds and private equity funds, as well as investments in certain debt securities, including asset-backed securities, where quoted market prices are unavailable. White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value. The outside pricing services used by White Mountains have indicated that if no observable inputs are available for a security, they will not provide a price.
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

WM Life Re
White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. White Mountains carries the benefit guarantees at fair value. The fair value of the guarantees is estimated using actuarial and capital market assumptions related to the projected discounted cash flows over the term of the reinsurance agreement. The valuation uses assumptions about surrenders rates, market volatilities and other factors, and includes a risk margin which represents the additional compensation a market participant would require to assume the risks related to the business. The selection of surrender rates, market volatility assumptions, risk margins and other factors require the use of significant management judgment. Assumptions regarding future policyholder behavior, including surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimate. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value of the liabilities associated with these guarantees that could materially affect results of operations. All of White Mountains’ variable annuity reinsurance liabilities ($672 million) were classified as Level 3 measurements at September 30, 2012.
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
As of September 30, 2012, WM Life Re’s annual surrender assumptions vary from 0.1% currently to 3.0% depending on the level of account value versus guarantee value; at the current levels of account value, the weighted average is approximately 0.4% per annum.  The potential increase in the fair value of the liability due to a change in current actuarial assumptions is as follows:

	Increase in fair value of liability
Millions	September 30, 2012	December 31, 2011
Decrease 50%	$3	$5
Decrease 100% (to zero surrenders)	$6	$10

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
Adjusted comprehensive income is a non-GAAP financial measure that excludes the change in equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes, from comprehensive income. In the calculation of comprehensive income under GAAP, fixed maturity investments are marked-to-market while the liabilities to which those assets are matched are not. Symetra attempts to earn a “spread” between what it earns on its investments and what it pays out on its products. In order to try to fix this spread, Symetra invests in a manner that tries to match the duration and cash flows of its investments with the required cash outflows associated with its life insurance and structured settlements products. As a result, Symetra typically earns the same spread on in-force business whether interest rates fall or rise. Further, at any given time, some of Symetra’s structured settlement obligations may extend 40 or 50 years into the future, which is further out than the longest maturing fixed maturity investments regularly available for purchase in the market (typically 30 years). For these long-dated products, Symetra is unable to fully match the obligation with assets until the remaining expected payout schedule comes within the duration of securities available in the market. If at that time, these fixed maturity investments have yields that are lower than the yields expected when the structured settlement product was originally priced, the spread for the product will shrink and Symetra will ultimately harvest lower returns for its shareholders. GAAP comprehensive income increases when rates decline, which would suggest an increase in the value of Symetra - the opposite of what is happening to the intrinsic value of the business. Therefore, White Mountains’ management and Board of Directors use adjusted comprehensive income when assessing Symetra’s quarterly financial performance. In addition, this measure is typically the predominant component of change in adjusted book value per share, which is used in calculation of White Mountains’ performance for both short-term (annual bonus) and long-term incentive plans. The reconciliation of adjusted comprehensive income to comprehensive income is included on page 47.
Adjusted book value per share is a non-GAAP measure which is derived by expanding the GAAP calculation of book value per White Mountains common share to exclude equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes. In addition, the number of common shares outstanding used in the calculation of adjusted book value per share are adjusted to exclude unearned restricted common shares, the compensation cost of which, at the date of calculation, has yet to be amortized. The reconciliation of adjusted book value per share to GAAP book value per share is included on page 46.
Total capital at White Mountains is comprised of White Mountains’ common shareholders’ equity, debt and noncontrolling interest in OneBeacon Ltd and the SIG Preference Shares. Total adjusted capital excludes the equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes from total capital. The reconciliation of total capital to total adjusted capital is included on page 64.

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
page 72;

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

Refer to White Mountains’ 2011 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”.  As of September 30, 2012, there were no material changes in the market risks as described in White Mountains’ most recent Annual Report.

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
 There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 30, 2012.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

Refer to White Mountains’ 2011 Annual Report on Form 10-K and in particular Item 3. - “Legal Proceedings”.  As of September 30, 2012, other than what is described below, there were no material changes in the legal proceedings as described in White Mountains’ most recent Annual Report.

Esurance Sale
In 2011, the Company sold its Esurance and Answer Financial businesses (the "Transferred Companies") to The Allstate Corporation ("Allstate") for a purchase price of approximately $1.01 billion.  The purchase price consisted of $700 million plus the tangible book value of the Transferred Companies at the closing, which was estimated to be $308 million.  Following closing, Allstate was required to prepare a final closing statement, including an audited balance sheet for the Transferred Companies as of the closing date.  The Company believes this final closing statement was required to be prepared and audited no later than January 5, 2012.  Allstate did not deliver the final closing statement to the Company until June 6, 2012, with an audit report dated June 1, 2012.  The Company is disputing Allstate's calculation of tangible book value in the closing statement.  The amount in dispute is approximately $20 million, after tax.  The dispute principally relates to (i) the elimination of $25 million (pre-tax) of deferred acquisition costs ($16 million, after tax) and (ii) the inclusion of a liability equal to the costs associated with an Esurance extra-contractual (“ECO”) matter settled in April 2012 of $5 million ($3 million, after tax).
The Company believes that Allstate's failure to have the final closing statement prepared and audited by the required date constitutes a breach of Allstate's obligations under the agreement governing the sale of the Transferred Companies.  The Company has brought suit in the United States District Court for the Southern District of New York in connection with such breach.

Tribune Company
In June 2011, Deutsche Bank Trust Company Americas, Law Debenture Company of New York and Wilmington Trust Company (collectively referred to as "Plaintiffs"), in their capacity as trustees for certain senior notes issued by the Tribune Company ("Tribune"), filed lawsuits in various jurisdictions (the “Noteholder Actions”) against numerous defendants including OneBeacon, OBIC-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune seeking recovery of the proceeds from the sale of common stock of Tribune in connection with Tribune's leveraged buyout in 2007 (the "LBO"). Tribune filed for bankruptcy in 2008 in the Delaware bankruptcy court (the "Bankruptcy Court"). The Bankruptcy Court granted Plaintiffs permission to commence these LBO-related actions. Plaintiffs seek recovery of the proceeds received by the former Tribune shareholders on a theory of constructive fraudulent transfer asserting that Tribune purchased or repurchased its common shares without receiving fair consideration at a time when it was, or as a result of the purchases of shares, was rendered, insolvent. OneBeacon has entered into a joint defense agreement with other affiliates of White Mountains that are defendants in the action. OneBeacon and OBIC-sponsored benefit plans received approximately $32 million for Tribune common stock tendered in connection with the LBO.
        In December 2011, the Judicial Panel on Multidistrict Litigation granted a motion to consolidate all of the Noteholder Actions for pretrial matters and transfer all such proceedings to the United States District Court for the Southern District of New York.
        In addition, OneBeacon, OBIC-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company, on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). The Committee Action has since been consolidated with the Noteholder Actions.
In September 2012, a case management order was entered in the consolidated cases, setting forth, among other things, a briefing schedule for an omnibus motion to dismiss in the Noteholder Actions. The court is expected to hear oral argument on that motion in March 2013. Discovery and other motion practice (other than motions to amend the complaints) in the Committee Action and the Noteholder Actions is stayed until further order of the court.

 Ace American Insurance Company
A subsidiary of the OneBeacon, OneBeacon U.S. Holdings, Inc. ("OBH"), was sued in Federal Court in the Eastern District of Pennsylvania on August 17, 2012 by Ace American Insurance Company ("Ace").  The complaint alleges that OBH, through a professional recruiting firm, improperly hired a group of Ace employees from Ace's surety division.  The complaint seeks injunctive relief and unspecified damages.  Upon motions of both parties, the court ordered expedited discovery, which has been completed.  OBH's response to Ace's motion for preliminary injunction is due at the end of October.  OneBeacon believes that Ace's motion is without merit and intends to vigorously defend the lawsuit.

Item 1A.	Risk Factors.

Other than what is described below, there have been no material changes to any of the risk factors previously disclosed the Registrant’s 2011 Annual Report on Form 10-K or in the Registrant's March 31, 2012 Quarterly Report on Form 10-Q.

We may not maintain favorable financial strength or creditworthiness ratings which could adversely affect our ability to conduct business.
Third-party rating agencies assess and rate the financial strength, including claims‑paying ability, of insurers and reinsurers. These ratings are based upon criteria established by the rating agencies and are subject to revision at any time at the sole discretion of the agencies. Some of the criteria relate to general economic conditions and other circumstances outside the rated company's control. These financial strength ratings are used by policyholders, agents and brokers as an important means of assessing the suitability of insurers and reinsurers as business counterparties and have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. These financial strength ratings do not refer to our ability to meet non-insurance obligations and are not a recommendation to purchase or discontinue any policy or contract issued by us or to buy, hold or sell our securities. The maintenance of an “A-” or better financial strength rating from A.M. Best and/or Standard & Poor's is particularly important to our ability to write new or renewal business in most markets. General creditworthiness ratings are used by existing or potential investors to assess the likelihood of repayment on a particular debt issue. The maintenance of an investment grade creditworthiness rating (e.g., “BBB-” or better from Standard & Poor's and “Baa3” or better from Moody's) is particularly important to our ability to raise new debt with acceptable terms. We believe that strong creditworthiness ratings are important factors that provide better financial flexibility when issuing new debt or restructuring existing debt.
Rating agencies periodically evaluate us to confirm that we continue to meet the criteria of the ratings previously assigned to us. The current financial strength ratings for OneBeacon's operating subsidiaries which are not being transferred as part of the Runoff Transaction (“Ongoing Subsidiaries”) are "A" (Excellent, third highest of fifteen ratings) by A. M. Best, "A-" (Strong, seventh highest of twenty-one ratings) by Standard & Poor's, "A2" (Good, sixth highest of twenty-one ratings) by Moody's and "A" (Strong, sixth highest of twenty-one ratings) by Fitch. The current financial strength ratings for Sirius Group's principal reinsurance operating subsidiaries are "A" (Excellent, third highest of fifteen ratings) by A. M. Best, "A-" (Strong, seventh highest of twenty-one ratings) by Standard & Poor's, "A3" (Good, seventh highest of twenty-one ratings) by Moody's and "A" (Strong, sixth highest of twenty-one ratings) by Fitch. OneBeacon's Ongoing Subsidiaries and Sirius Group's principal reinsurance operating subsidiaries currently have a "Stable" outlook from each of A.M. Best, Standard & Poor's, Fitch and Moody's. A downgrade, withdrawal or negative watch/outlook of our financial strength ratings could severely limit or prevent our insurance and reinsurance operating subsidiaries from writing new insurance or reinsurance policies or renewing existing policies, which could have a material adverse effect on our results of operations and financial condition. A downgrade, withdrawal or negative watch/outlook of our creditworthiness ratings could limit our ability to raise new debt or could make new debt more costly and/or have more restrictive conditions. See “Brokers, agents or policyholders may react negatively to the announcement of the Runoff Transaction.” in this Section 1A of this Form 10-Q

There is no certainty that the Runoff Transaction will close.
 Consummation of the sale of the OneBeacon's Runoff Business pursuant to the Stock Purchase Agreement is subject to conditions, such as regulatory approval, that are outside of the control of the parties. There can be no assurance as to whether or when such conditions may be satisfied and a closing would occur.

Brokers, agents or policyholders may react negatively to the announcement of the Runoff Transaction.
Following OneBeacon's announcement of the Runoff Transaction, A.M. Best, Fitch, Moody's and Standard & Poor's each issued a press release regarding the ratings implications. A.M. Best placed the subsidiaries being sold in the Runoff Transaction (the "Runoff Subsidiaries") under review with negative implications; Fitch placed the Runoff Subsidiaries on credit watch negative; and Mood's assigned a negative outlook. Standard & Poor's downgraded and subsequently, at the request of OneBeacon, withdrew its rating on the Runoff Subsidiaries. All four rating agencies affirmed the ratings on the Ongoing Subsidiaries with stable outlook. The Runoff Subsidiaries have been underwriting specialty policies, and they will continue to do so up until the closing of the Runoff Transaction and for a limited time following the closing through a fronting and reinsurance agreement with Armour. It is possible that certain brokers, agents or policyholders dealing with specialty policies underwritten by the Runoff Subsidiaries could determine that the Runoff Subsidiaries no longer meet their placement standards and could cease placing business with the Runoff Subsidiaries. While OneBeacon believes that the Runoff Subsidiaries' financial strength is robust notwithstanding the Runoff Transaction, it intends to take various steps to provide assurances to the Runoff Subsidiaries' brokers, agents and policyholders. However, there is no assurance that the Runoff Subsidiaries will be successful in continuing to underwrite the specialty business on an interim basis, which may have an adverse impact on OneBeacon.

Item 2.	Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
July 1- 30, 2012	50,000	$528.45	50,000	970,496

Total	50,000	$528.45	50,000	970,496
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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits
	11	—	Statement Re Computation of Per Share Earnings. **
	10.1	—	Stock Purchase Agreement by and among the OneBeacon Insurance Group Ltd., OneBeacon Insurance Group LLC, Trebuchet and Armour Group Holdings Limited dated as of October 18, 2012. *
	10.2	—	Regulation 114 Trust Agreement by and among Build America Mutual Assurance Company, HG Re Ltd. and The Bank of New York Mellon, dated as of July 20, 2012. *
	10.3	—
Supplemental Trust Agreement by and among Build America Mutual Assurance Company, HGR Patton (Luxembourg) S.à r.l., United States of America Branch, and The Bank of New York Mellon, dated as of July 20, 2012. *

	10.4	—	Surplus Note Purchase Agreement between Build America Mutual Assurance Company, as Issuer and HG Holdings Ltd. and HG Re Ltd. as Purchasers dated as of July 17, 2012. *
	31.1	—	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. *
	31.2	—	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. *
	32.1	—	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
	32.2	—	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
	101.1	—
The following financial information from White Mountains’ Quarterly Report on Form 10Q for the quarter ended September 30, 2012 formatted in XBRL: (i) Consolidated Balance Sheets, September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations and Comprehensive Income, Three Months and Nine Months Ended September 30, 2012 and 2011; (iii) Consolidated Statements of Changes in Equity, Nine Months Ended September 30, 2012 and 2011; (iv) Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.*

*	Included herein
**	Not included as an exhibit as the information is contained elsewhere within this report. See Note 9 of the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date:	October 30, 2012	By: /s/ J. Brian Palmer
J. Brian Palmer
Vice President and Chief Accounting Officer