Form 10-K
period 2012-12-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2013-03-01
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting shares (based on the closing price of those shares listed on the New York Stock Exchange and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates of the Registrant as of June 30, 2012, was $3,254,686,935.

As of February 28, 2013, 6,316,210 common shares, par value of $1.00 per share, were outstanding (which includes 95,380 restricted common shares that were not vested at such date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Registrant’s Annual General Meeting of Members scheduled to be held May 24, 2013 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

PART I

Item 1.  Business

GENERAL

White Mountains Insurance Group, Ltd. (the “Company” or the “Registrant”) is an exempted Bermuda limited liability company whose principal businesses are conducted through its insurance and reinsurance subsidiaries. Within this report, the term “White Mountains” is used to refer to one or more entities within the consolidated organization, as the context requires. The Company’s headquarters is located at 14 Wesley Street, Hamilton, Bermuda HM 11, its principal executive office is located at 80 South Main Street, Hanover, New Hampshire 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM 11. White Mountains’ reportable segments are OneBeacon, Sirius Group, HG Global/BAM and Other Operations.
The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of U.S. based property and casualty insurance companies (collectively, “OneBeacon”). OneBeacon is a specialty property and casualty insurance writer that offers a wide range of insurance products through independent agencies, regional and national brokers, wholesalers and managing general agencies. As of December 31, 2012, White Mountains owned 75.2% of OneBeacon Ltd.’s outstanding common shares.  In October 2012, OneBeacon entered into a definitive agreement to sell its runoff business and in February 2012, OneBeacon sold its AutoOne Insurance business (“AutoOne”). Accordingly, the runoff business and AutoOne are presented as discontinued operations in White Mountains’ financial statements.
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
The HG Global/BAM segment consists of White Mountains’ investment in HG Global Ltd. (“HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”). During the third quarter of 2012, White Mountains capitalized HG Global with approximately $600 million to fund the start-up of BAM. BAM is a municipal bond insurer domiciled in New York that was established to provide insurance on bonds issued to support essential U.S. public purposes such as schools, utilities, core governmental functions and existing transportation facilities. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503 million of surplus notes issued by BAM (the “BAM Surplus Notes”). HG Global, through its wholly-owned subsidiary, HG Re Ltd. (“HG Re”), also provides 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. As of December 31, 2012, White Mountains owned 97.3% of HG Global's preferred equity and 88.7% of its common equity. White Mountains does not have an ownership interest in BAM, which is a mutual insurance company owned by its members. However, accounting principles generally accepted in the United States (“GAAP”) requires White Mountains to consolidate BAM's results in its financial statements. BAM's results do not affect White Mountains' adjusted book value per share and are attributed to non-controlling interests.
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

ONEBEACON

OneBeacon, with its U.S. corporate headquarters in Minnetonka, Minnesota, is a specialty property and casualty insurance writer that offers a wide range of insurance products through independent agencies, regional and national brokers, wholesalers and managing general agencies. As a specialty underwriter, OneBeacon believes that it will generate superior returns as compared to an underwriter that takes a more “generalist” underwriting approach and that its knowledge regarding its specialized insurance products, targeted industries, classes of business and risk characteristics provides it with a competitive edge when determining the terms and conditions on individual accounts. OneBeacon’s products relate to: professional liability, marine, energy, entertainment, sports and leisure, excess property, excess environmental, group accident, property and inland marine, public entities, technology, surety and tuition refund. Additionally, OneBeacon wrote collector cars and boats insurance through an exclusive underwriting agreement with Hagerty Insurance Agency (“Hagerty”) that was terminated effective January 1, 2013. See Collector Cars and Boats on page 5.
OneBeacon also has assets, liabilities and capital related to non-specialty business that it no longer writes, principally non-specialty commercial lines and certain other runoff business, including nearly all of its asbestos and environmental reserves (“Runoff Business”). On October 17, 2012, OneBeacon entered into a definitive agreement to sell the Runoff Business (the “Runoff Transaction”). Upon completion of the Runoff Transaction, which is expected to occur in the second half of 2013 subject to regulatory approval, OneBeacon will be focused exclusively on specialty business. See Discontinued Operations on page 24 for a description of the Runoff Transaction.
At December 31, 2012 and 2011, OneBeacon had $5.4 billion and $5.8 billion of total assets and $1.0 billion and $1.1 billion of common shareholders’ equity, respectively. At December 31, 2012 and 2011, White Mountains reported $251 million and $273 million of non-controlling interest related to its ownership in OneBeacon. OneBeacon wrote $1.2 billion and $1.1 billion in net written premiums in 2012 and 2011, respectively.

The following table presents the financial strength ratings assigned to OneBeacon’s principal insurance operating subsidiaries that support its ongoing specialty insurance operations (the “Ongoing Subsidiaries”), and OneBeacon’s subsidiaries that contain the assets, liabilities (including gross and ceded loss reserves) and capital supporting the Runoff Business (the “Runoff Subsidiaries”) as of February 28, 2013:

	A.M. Best(1)	Standard & Poor’s(2)	Moody’s(3)	Fitch(4)
Ongoing Subsidiaries:
Rating	“A” (Excellent)	“A-” (Strong)	“A2” (Good)	“A” (Strong)
Outlook	Stable	Stable	Stable	Stable

Runoff Subsidiaries (5):
Rating	“A” (Excellent)	Unrated	“A2” (Good)	“A” (Strong)
Outlook	Under Review - Negative	N/A	Negative	Rating Watch - Negative

(1)	“A” is the third highest of sixteen financial strength ratings assigned by A.M. Best Company (“A.M. Best”).

(2)	“A-” is the seventh highest of twenty-one financial strength ratings assigned by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”).

(3)	“A2” is the sixth highest of twenty-one financial strength ratings assigned by Moody’s Investor Service (“Moody’s”).

(4)	“A” is the sixth highest of nineteen international financial strength ratings assigned by Fitch Ratings (“Fitch”).

(5)
Following OneBeacon's announcement of the Runoff Transaction, A.M. Best, Fitch, Moody's and Standard & Poor's each issued a press release regarding the ratings implications. A.M. Best placed the Runoff Subsidiaries under review with negative implications; Fitch placed the Runoff Subsidiaries on credit watch negative; and Moody's assigned a negative outlook. Standard & Poor's downgraded and subsequently, at the request of OneBeacon, withdrew its rating on the Runoff Subsidiaries. All four ratings agencies affirmed the ratings of the Ongoing Subsidiaries with stable outlook.

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
OneBeacon writes both property insurance and casualty insurance. Property insurance generally covers the financial consequences of accidental losses to the insured’s property, such as a business’ building, inventory and equipment or personal property. Casualty insurance (often referred to as liability insurance) generally covers the financial consequences of a legal liability of an individual or an organization resulting from negligent acts and omissions causing bodily injury and/or property damage to a third party. Premiums from ocean and inland marine, private passenger auto, fire and allied lines and certain commercial multiple peril and auto policies generally represent OneBeacon’s property lines of business, and claims from such business are typically reported and settled in a relatively short period of time. Premiums from general liability, workers compensation, commercial and personal auto liability and certain commercial multiple peril policies generally represent OneBeacon’s casualty lines of business, and claims from such business can take years, even decades, to settle.

OneBeacon’s net written premiums by line of business for the years ended December 31, 2012, 2011 and 2010 consist of the following:

Net written premiums by line of business	Year Ended December 31,
Millions	2012	2011	2010 (1)

Property lines:
Ocean and inland marine	$214.2	$210.7	$208.6
Private passenger auto	99.7	92.8	87.1
Commercial multi peril and auto	52.7	39.7	31.5
Fire and allied	50.5	57.7	57.4
Total property lines	417.1	400.9	384.6

Casualty lines:
General liability	$418.1	$372.7	$356.6
Workers compensation	71.9	50.8	42.4
Automobile liability	74.8	63.9	55.0
Other casualty	38.2	30.7	25.4
Total casualty lines	603.0	518.1	479.4

Other lines (2)	$159.1	$143.7	$124.0

Total	$1,179.2	$1,062.7	$988.0

(1)	Excludes $179.7 in net written premiums associated with personal lines that were sold in 2010.

(2)	Consists of group accident & health and credit insurance products.

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
Insurance companies incur a significant amount of their total expenses from policyholder losses, which are commonly referred to as claims. In settling policyholder losses, various loss adjustment expenses (“LAE”) are incurred such as insurance adjusters’ fees and litigation expenses. In addition, insurance companies incur policy acquisition expenses, such as commissions paid to agents and premium taxes, and other expenses related to the underwriting process, including their employees’ compensation and benefits. The key measure of relative underwriting performance for an insurance company is the combined ratio. An insurance company’s combined ratio under GAAP is calculated by adding the ratio of incurred loss and LAE to earned premiums (the “loss and LAE ratio”) and the ratio of policy acquisition and other underwriting expenses to earned premiums (the “expense ratio”). A combined ratio under 100% indicates that an insurance company is generating an underwriting profit. However, when considering investment income and investment gains or losses, insurance companies operating at a combined ratio of greater than 100% can be profitable.

Insurance Business
OneBeacon’s insurance business is comprised of thirteen underwriting units that are aggregated into two insurance divisions: Specialty Products and Specialty Industries. OneBeacon’s Specialty Products division offers distinct products and tailors coverages and services to a broad customer base across the United States. OneBeacon’s Specialty Industries division focuses on solving the unique needs of targeted industry groups on a national scale. OneBeacon has added, and expects to continue to add, new businesses both organically and through acquisition, guided by its focus on profitable growth while prudently managing underwriting risk. OneBeacon’s net written premiums by division for the years ended December 31, 2012, 2011 and 2010 consist of the following:

Division	Year Ended December 31,
Millions	2012	2011	2010 (1)
Specialty Products	$630.9	$571.2	$556.8
Specialty Industries	548.3	491.5	431.2
Total	$1,179.2	$1,062.7	$988.0

(1)	Excludes $179.7 in net written premiums associated with personal lines that were sold in 2010.

Specialty Products
For the years ended December 31, 2012, 2011 and 2010, OneBeacon’s Specialty Products net written premiums by underwriting unit were as follows:

Underwriting Unit	Year Ended December 31,
Millions	2012	2011	2010
Professional Insurance	$340.7	$314.9	$320.7
Collector Cars and Boats	179.7	166.6	153.3
Tuition Reimbursement	65.1	60.6	59.7
Other Specialty Products	45.4	29.1	23.1
Total Specialty Products	$630.9	$571.2	$556.8

A description of business written by each underwriting unit in OneBeacon’s Specialty Products follows:

OneBeacon Professional Insurance (“Professional Insurance”)
Professional Insurance specializes in professional liability products for a specialized customer base, including hospitals, managed care organizations, long-term care facilities, medical facilities, physician groups, media organizations, lawyers, design professionals, financial services and technology providers. Additionally, Professional Insurance provides employment practices liability, management liability and other tailored products for complex organizations including health care provider excess insurance and HMO reinsurance. General liability, property and workers compensation coverages are also available for financial institutions. Professional Insurance policies are primarily issued on a “claims made” basis, which generally covers claims that are made against an insured during the time period when a liability policy is in effect, regardless of when the event causing the loss occurred. This coverage differs from “claims occurrence” basis policies, which generally cover losses on events that occur during a period specified in the policy, regardless of when the claim is reported.

Collector Cars and Boats
Through its exclusive partnership with Hagerty, OneBeacon offered tailored coverages for collectible vehicles and wooden boats, automotive museums and restoration shops. Notable features included agreed value for the insured vehicle or boat, flexible usage, and overseas shipping/foreign touring coverage supported by in-house claims expertise. In January 2013, OneBeacon and Hagerty terminated their relationship and OneBeacon sold Essentia Insurance Company (“Essentia”), an indirect wholly-owned subsidiary that wrote OneBeacon’s Hagerty collector car and boat business, to Markel Corporation. OneBeacon will recognize a $23 million pre-tax gain on sale ($15 million after tax) in the first quarter of 2013.

Tuition Reimbursement
A.W.G. Dewar, Inc. (“Dewar”) has been a leading provider of tuition reimbursement insurance since 1930. Dewar’s product, classified as credit insurance, protects both schools and parents from the financial consequences of a student's withdrawal or dismissal from school. OneBeacon owns approximately 82% of Dewar.

Other Specialty Products:

OneBeacon Specialty Property (“Specialty Property”)
Specialty Property provides excess property and inland marine solutions that augment primary policies or provide coverage in excess of self-insured retentions. Target classes of business include apartments and condominiums, commercial real estate, small-to-medium manufacturing, retail/wholesale, education and public entities. Specialty Property products are sold primarily through surplus lines wholesalers.

OneBeacon Excess and Surplus (“Excess and Surplus”)
Excess and Surplus was established in July 2010 to support OneBeacon’s current businesses and write selectively in the excess and surplus market. Excess and Surplus includes OneBeacon Environmental, which specializes in environmental risk solutions designed to address a variety of exposures for a broad range of businesses, including multiline casualty placements for the environmental industry. The product suite includes commercial general liability, contractors environmental liability, professional services liability, environmental premises liability, products pollution liability, follow-form excess and commercial auto.

OneBeacon Program Group (“Programs”)
Formed in 2012, Programs provides a full range of multi-line package insurance solutions for select specialty programs overseen by dedicated agencies that perform all policy administration functions. Products are available on an admitted and nonadmitted basis. Programs works primarily with managing general agents and managing general underwriters, commonly referred to as program administrators.

OneBeacon Surety Group (“Surety”)
Formed in 2012, Surety offers a broad range of commercial, custom and miscellaneous surety bonds targeting middle-market, Fortune 2500 companies written through a network of independent agencies, brokers and wholesalers. Business is serviced through eight regions throughout the United States.

Specialty Industries
For the years ended December 31, 2012, 2011 and 2010, OneBeacon’s Specialty Industries net written premiums by underwriting unit were as follows:

Underwriting Unit	Year Ended December 31,
Millions	2012	2011	2010
International Marine Underwriters	$160.1	$180.0	$188.9
Technology	121.0	94.3	75.3
Accident	102.0	86.8	66.9
Entertainment	71.4	61.2	56.2
Other Specialty Industries	93.8	69.2	43.9
Total Specialty Industries	$548.3	$491.5	$431.2

A description of business written by each underwriting unit in OneBeacon’s Specialty Industries follows:

International Marine Underwriters (“IMU”)
IMU traces its roots to the early 1900s, and offers a full range of ocean and inland marine insurance solutions. Ocean marine products include, but are not limited to, commercial hull and marine liabilities at both the primary and excess levels; ocean and air cargo with coverage extensions such as inland transit, warehousing and processing; yachts; and several marine “package” products with comprehensive property, auto and liability coverage. Inland marine solutions include builders' risks, contractors' equipment, energy, installation floaters, fine arts, motor truck cargo, transportation, miscellaneous articles floaters, warehousemen's legal liability and other inland marine opportunities. During 2012, OneBeacon merged its Property Inland Marine underwriting unit into IMU.

OneBeacon Technology Insurance (“Technology”)
OneBeacon’s Technology unit provides insurance solutions for specific technology industries including: infotech, medtech, telecommunications, electronic manufacturing, integration contractors, instrument manufacturers and clean tech/solar. Tailored products and coverages include property, general liability, business auto, commercial umbrella, workers compensation, international, technology errors or omissions, data privacy and communications liability. Specialized technology insurance expertise, innovation and service are delivered through dedicated underwriting, risk control and claims staff.

OneBeacon Accident Group (“Accident”)
OneBeacon’s Accident unit provides tailored accident solutions for the transportation industry and corporate accident marketplace, while also developing specialized accident insurance programs. The Accident product suite includes accidental death and dismemberment, occupational accident, sports accident, non-truckers liability, vehicle physical damage and other accident coverages. Accident also provides employers and affinity groups with access to services including a discounted prescription drug program, identity theft management services and travel assistance services.

OneBeacon Entertainment (“Entertainment”)
Entertainment provides specialized commercial insurance, including professional liability protection, for the entertainment, sports and leisure industries. Coverages include film and television portfolio, producers portfolio, theatrical package, event cancellation, premises liability, event liability and participant liability.

Other Specialty Industries:

OneBeacon Government Risks (“Government Risks”)
Government Risks provides solutions for mid-sized municipalities and counties, special districts including water and sanitation, non-rail transit authorities and other publicly funded agencies. Government Risks products cover property and casualty risks, employment practices liability and professional liability for law enforcement and public officials. Government Risks products are offered on a fully insured, deductible, self-insured retention or assumed reinsurance basis.

OneBeacon Energy Group (“Energy”)
Energy, a business OneBeacon decided to exit (except for certain inland marine accounts that were transferred to IMU) commencing in the fourth quarter of 2012, focused on middle-market upstream and midstream conventional energy businesses, alternative and renewable energy producers, alternative fuel producers and related service and manufacturing enterprises. Energy offered a full array of property, inland marine and casualty insurance, including property damage, boiler and machinery breakdown, general liability, auto liability and umbrella liability. Energy did not offer offshore energy products.

Geographic Concentration
Substantially all of OneBeacon’s net written premiums are derived from business produced in the United States. For the years ended December 31, 2012, 2011 and 2010, business was produced in the following states:

	Year Ended December 31,
Net written premiums by state	2012	2011	2010 (2)
California	16%	14%	13%
New York	9	9	9
Texas	7	7	7
Florida	5	5	6
District of Columbia	5	4	2
Massachusetts	4	5	5
Other (1)	54	56	58
Total	100%	100%	100%

(1)	No individual state is greater than 5% of specialty net written premiums for the years ended December 31, 2012, 2011 and 2010.

(2)	Excludes net written premiums associated with personal lines that were sold in 2010.

Marketing and Distribution
OneBeacon offers its products through a network of independent agents, regional and national brokers and wholesalers. Overall, OneBeacon has approximately 2,700 distribution relationships across the country. In recent years, OneBeacon has expanded its distribution channels to include select managing general agencies (“MGAs”), either through acquisitions or exclusive relationships. These MGAs focus on a particular customer group with tailored products and services, and related expertise.
OneBeacon protects the integrity of its franchise value by selectively appointing distribution partners that demonstrate business and industry knowledge and geographic profiles that align with its target markets and specialized capabilities. OneBeacon believes in the added value provided by independent distribution partners as they conduct more complete assessments of their clients’ needs, which result in more appropriate coverages and prudent risk management. OneBeacon also believes that independent insurance agencies and brokers will continue to be a significant force in overall industry premium production.

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
OneBeacon actively monitors pricing activity and measures usage of tiers, credits, debits and limits. In addition, OneBeacon regularly updates base rates to achieve targeted returns on capital and attempts to shift writings away from lines and classes where pricing is inadequate. To the extent changes in premium rates, policy forms or other matters are subject to regulatory approval (see “REGULATION—United States” on page 26 and “Risk Factors—Regulation may restrict our ability to operate” on page 38), OneBeacon proactively monitors its pending regulatory filings to facilitate, to the extent possible, their prompt processing and approval. Lastly, OneBeacon expends considerable effort to measure and verify exposures and insured values.

Competition
Property and casualty insurance is highly competitive. OneBeacon’s businesses each compete against a different subset of companies. In general terms, OneBeacon competes in one or more of its businesses with most of the large multi-line insurance companies, such as ACE, AIG, Chubb Group, CNA, Liberty Mutual, Travelers and Zurich Insurance Group. OneBeacon also competes with most of the specialty companies, such as Allied World Assurance Company, HCC Insurance Holdings, Inc., Ironshore Inc., Markel Corporation, RLI Corp. and W.R. Berkley Corporation. Lastly, OneBeacon competes in certain of its businesses with various local and regional insurance companies.
The more significant competitive factors for most insurance products OneBeacon offers are price, product terms and conditions, agency and broker relationships and claims service. OneBeacon’s underwriting principles and dedication to independent distribution partners are unlikely to make it the low-cost provider in most markets. While it is often difficult for insurance companies to differentiate their products, OneBeacon believes that by providing superior specialty products to satisfy market needs and relying on agents and brokers who value its targeted expertise, superior claims service, and disciplined underwriting, it establishes a competitive advantage. The continued existence of carriers operating with lower cost structures places ongoing pressure on OneBeacon’s pricing and terms and conditions, which may impact its ability to compete.

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
Claims operations are organized into ongoing claims and runoff claims, with specific claims resources supporting the respective operations. This approach allows OneBeacon to better identify and manage claims handling costs. In addition, a shared claims service unit manages costs related to all claims staff and vendors. OneBeacon has adopted a total claims cost management approach that gives equal importance to controlling claims handling expenses, legal expenses and claims payments, enabling it to lower the sum of the three. This approach requires the utilization of a considerable number of conventional metrics to monitor the effectiveness of various programs implemented to lower total loss costs. OneBeacon utilizes the metrics to guard against implementation of expense containment programs that will cost more than it expects to save.

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
OneBeacon seeks to further reduce its potential loss from catastrophe exposures through the purchase of catastrophe reinsurance. Effective May 1, 2012, OneBeacon renewed its property catastrophe reinsurance program through April 30, 2013. The program provides coverage for OneBeacon’s property business as well as certain acts of terrorism. Under the program, the first $25 million of losses resulting from any single catastrophe are retained and the next $155 million of losses resulting from the catastrophe are reinsured in three layers, although OneBeacon retains a co-participation of 55% of losses from $25 million to $40 million, 15% of losses from $40 million to $80 million and 10% of losses from $80 million to $180 million. Thus, for a $180 million loss, OneBeacon would retain $49 million. Any loss above $180 million would be retained in full. In the event of a catastrophe, OneBeacon’s property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium. OneBeacon anticipates that the $180 million limit is sufficient to cover its Northeast windstorm losses with a modeled 0.4% probability of occurrence (1-in-250-year event). This $180 million limit was reduced from the $225 million limit that OneBeacon’s previous catastrophe reinsurance program provided, as a result of lower catastrophe exposure as a specialty-focused company.
In addition to the corporate catastrophe reinsurance protection that it secures, OneBeacon may also purchase dedicated reinsurance protection for specific businesses. In 2012, OneBeacon purchased insurance to protect its collector cars and boats business from catastrophic losses. This treaty covered losses in excess of $2.5 million up to $25 million in two layers. The first layer, $2.5 million in excess of $2.5 million, carried a 5% co-participation. The company had a 20% co-participation on the second layer, $20 million in excess of $5 million. Catastrophe losses above $25 million are retained in full. Reinstatement premiums are paid if the coverage is attached.
OneBeacon also purchased a per-occurrence treaty for IMU that protects against large occurrences, whether a single large claim or a catastrophe. The IMU treaty attaches at $2 million per occurrence. Coverage is provided up to $60 million. The first layer of the marine treaty is $5 million in excess of $2 million, with an annual aggregate deductible of $1.5 million for large losses and $5 million for catastrophes losses. For losses in the second layer, $10 million excess of $50 million, OneBeacon retains half of the loss. Losses above $60 million are retained in full. Reinstatement premiums are paid in full or in part depending on the layer and the occurrence if the coverage is attached. The corporate catastrophe treaty provides coverage for losses retained under both the collector cars and boats and marine reinsurance treaties.
OneBeacon also purchases property-per-risk reinsurance coverage to reduce large loss volatility. The property-per-risk reinsurance program reinsures losses in excess of $10 million up to $100 million. Individual risk facultative reinsurance may be purchased above $100 million where OneBeacon deems it appropriate. Under the property-per-risk program, OneBeacon retains a co-participation of 10% for losses in excess of $20 million up to $50 million and a co-participation of 20% for losses in excess of $50 million. The property-per-risk program also provides one limit of reinsurance protection for losses in excess of $10 million up to $100 million on an individual risk basis for foreign terrorism losses. However, any nuclear events, or biological, chemical or radiological terrorist attacks are not covered.
OneBeacon also maintains a casualty reinsurance program that provides protection for individual policies involving general liability, automobile liability, professional liability or umbrella liability. OneBeacon’s healthcare professional liability treaty covers losses in excess of $5 million up to $20 million in two layers. The first layer, $5 million in excess of $5 million, has a 20% co-participation. All other casualty business is covered in a separate treaty covering losses in excess of $5 million up to $21 million. This treaty has a 22.5% co-participation in the first layer ($6 million in excess of $5 million) and a 10% co-participation in the second layer ($10 million in excess of $11 million). OneBeacon purchases a treaty to protect against large workers compensation losses that covers 100% of the loss in excess of $1 million up to $10 million per person. In addition, for casualty losses involving more than one insured, OneBeacon maintains a treaty that covers up to $40 million in excess of a $10 million retention.

OneBeacon’s property catastrophe reinsurance program does not cover property losses resulting from any nuclear events or biological, chemical or radiological terrorist attacks or losses resulting from acts of terrorism as defined under the Terrorism Risk Insurance Act of 2002 (the “Terrorism Act” or “TRIA”), as amended, committed by an individual or individuals acting on behalf of any foreign person or foreign interest, as well as domestic acts of terrorism. See “Terrorism” below.
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
In December 2007, the U.S. government extended the Terrorism Act until December 31, 2014. The Terrorism Act established a federal “backstop” for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest. As extended, the law now also covers domestic acts of terrorism. The law limits the industry’s aggregate liability by requiring the federal government to share 85% of certified losses once a company meets a specific retention or deductible as determined by its prior year’s direct written premiums and limits the aggregate liability to be paid by the government and industry without further action by Congress at $100 billion. In exchange for this “backstop,” primary insurers are required to make coverage available to commercial insureds for losses from acts of terrorism as specified in the Terrorism Act. The following types of coverage are excluded from the Terrorism Act: commercial automobile, burglary and theft, surety, farmowners multi-peril and all professional liability coverage except directors and officers coverage.
OneBeacon estimates its individual retention level for commercial policies subject to the Terrorism Act to be approximately $100 million in 2013. The federal government will pay 85% of covered terrorism losses that exceed OneBeacon’s or the industry’s retention levels in 2013, up to a total of $100 billion.
OneBeacon’s current property and casualty catastrophe reinsurance programs provide coverage for both “certified” and “non-certified” events as defined under the Terrorism Act provided such losses are not the result of a nuclear, biological, chemical or radiological terrorist attack, or for “certified” acts committed by an individual or individuals acting on behalf of any foreign person or foreign interest. See “Catastrophe Management and Reinsurance Protection” above.
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

Loss and Loss Adjustment Expense Reserves
OneBeacon establishes loss and LAE reserves that are estimates of future amounts needed to pay claims and related expenses for insured events that have already occurred. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain. See “CRITICAL ACCOUNTING ESTIMATES — Loss and LAE Reserves — OneBeacon” on page 75 for a full discussion regarding OneBeacon’s loss reserving process.
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

Section II shows the cumulative amount of net loss and LAE paid relating to recorded liabilities as of the end of each succeeding year. Section III shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid loss and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency (the average number of claims submitted per policy during a given period of time) and severity (the average value of claims submitted per policy during a given period of time) patterns, becomes known. Section IV shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2012. Section V shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2012. Section VI shows the cumulative gross (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2012.

	OneBeacon Loss and LAE (1) Year ended December 31,
($ in millions)	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
I. Liability for unpaid loss and LAE:
Gross balance	$78.9	$130.3	$211.4	$376.7	$436.1	$480.2	$627.1	$702.1	$835.1	$868.5	$1,000.0
Less reinsurance recoverable on unpaid losses and LAE	(12.0)	(15.7)	(14.5)	(46.8)	(30.6)	(24.3)	(49.6)	(43.8)	(53.6)	(61.6)	(107.3)
Net balance	66.9	$114.6	$196.9	$329.9	$405.5	$455.9	$577.5	$658.3	$781.5	$806.9	$892.7
II. Cumulative amount of net liability paid through:
1 year later	32.5	48.7	58.1	126.8	96.6	97.8	154.8	219.4	306.3	339.0
2 years later	49.0	62.3	76.6	168.7	132.3	159.4	235.2	357.0	474.4
3 years later	55.8	74.3	95.4	185.4	167.2	197.3	294.4	436.3
4 years later	61.2	81.2	101.2	205.1	183.9	230.3	331.4
5 years later	64.5	82.5	105.0	214.1	195.3	244.7
6 years later	65.0	84.1	106.6	218.7	199.6
7 years later	65.9	84.5	106.9	221.4
8 years later	66.3	84.3	108.7
9 years later	66.0	82.8
10 years later	64.5
III. Net Liability re-estimated as of:
1 year later	74.7	109.7	179.9	325.9	308.1	391.1	492.9	630.2	751.7	799.5
2 years later	67.9	102.3	152.4	269.6	267.8	335.4	459.3	595.8	743.8
3 years later	69.3	100.0	128.1	243.1	243.2	318.8	416.1	589.6
4 years later	69.5	91.7	119.1	238.8	227.1	297.4	413.5
5 years later	68.1	87.2	118.2	228.8	224.8	294.3
6 years later	67.6	86.2	111.8	229.5	221.6
7 years later	67.3	86.3	110.1	230.2
8 years later	67.4	86.1	111.2
9 years later	66.9	84.5
10 years later	65.3
IV. Cumulative net (deficiency)/redundancy	$1.6	$30.1	$85.7	$99.7	$183.9	$161.6	$164.0	$68.7	$37.7	$7.4
Percent (deficient)/redundant	2.4%	26.3%	43.5%	30.2%	45.4%	35.4%	28.4%	10.4%	4.8%	0.9%
V. Reconciliation of net liability re-estimated as of the end of the latest re-estimation period (see III above):
Gross re-estimated liability	$71.2	$107.9	$130.8	$305.7	$251.2	$328.4	$458.6	$629.5	$787.2	$843.8
Less: gross re-estimated reinsurance recoverable	(5.9)	(23.4)	(19.6)	(75.5)	(29.6)	(34.1)	(45.1)	(39.9)	(43.4)	(44.3)
Net re-estimated liability	$65.3	$84.5	$111.2	$230.2	$221.6	$294.3	$413.5	$589.6	$743.8	$799.5
VI. Cumulative gross (deficiency)/redundancy	$7.7	$22.4	$80.6	$71.0	$184.9	$151.8	$168.5	$72.6	$47.9	$24.7
Percent (deficient)/redundant	9.8%	17.2%	38.1%	18.8%	42.4%	31.6%	26.9%	10.3%	5.7%	2.8%
(1) The 10-year table consists of activity related to OneBeacon’s loss and LAE reserves from Specialty Products and Specialty Industries. As a result, the 10-year table excludes the Runoff Business, AutoOne and loss and LAE reserves related to the personal lines business that OneBeacon sold in 2010.

The following table reconciles loss and LAE reserves determined on a regulatory basis to loss and LAE reserves determined in accordance with GAAP at December 31, as follows:

	Year Ended December 31,
Millions	2012	2011	2010
Regulatory reserves	$2,299.1	$2,604.6	$2,681.7
Reinsurance recoverable on unpaid losses and LAE (1)	107.3	61.6	53.6
Runoff Business (2)	(1,406.4)	(1,717.8)	(1,800.1)
AutoOne (3)	—	(64.7)	(77.3)
Other (4)	—	(15.2)	(22.8)
GAAP reserves	$1,000.0	$868.5	$835.1

(1)	Represents adjustments made to add back reinsurance recoverables included with the presentation of reserves under regulatory accounting.

(2)
Represents loss and LAE reserves related to the Runoff Business which are presented as liabilities held for sale in the December 31, 2012 balance sheet and have been excluded from this table for the prior periods presented to conform to the current presentation. Also includes adjustments made for certain reinsurance recoverables on unpaid losses that have a different presentation for statutory than for GAAP.

(3)
Represents loss and LAE reserves related to AutoOne, which are presented as liabilities held for sale in the December 31, 2011 balance sheet and have been excluded from the 10-year table for all periods presented.

(4)
Represents long-term workers compensation loss and LAE reserve discount recorded in excess of statutorily defined discount. As of December 31, 2012, the GAAP discount on long-term workers compensation loss and LAE reserves was equal to the statutorily defined discount.

OneBeacon’s Senior Notes

2012 OBH Senior Notes
In November 2012, OneBeacon U.S. Holdings, Inc. (“OBH”), an intermediate holding company of OneBeacon, issued $275 million face value of senior unsecured debt (the “2012 OBH Senior Notes”) through a public offering, at an issue price of 99.9%. The net proceeds from the issuance of the 2012 OBH Senior Notes were used to repurchase OBH's existing outstanding senior notes, the 2003 OBH Senior Notes (as defined below). The OBH 2012 Senior Notes, which are fully and unconditionally guaranteed as to the payment of principal and interest by OneBeacon Ltd., bear an annual interest rate of 4.6%, payable semi-annually in arrears on May 9 and November 9 until maturity on November 9, 2022. See Note 6 - Debt for more details regarding the 2012 OBH Senior Notes.

2003 OBH Senior Notes
In May 2003, OBH issued $700 million face value of senior unsecured debt (the “2003 OBH Senior Notes”) through a public offering, at an issue price of 99.7%. The 2003 OBH Senior Notes had an annual interest rate of 5.875%, payable semi-annually in arrears on May 15 and November 15, and were scheduled to mature on May 15, 2013.
From 2008 through 2011, OneBeacon repurchased a total of $430 million of the face value of its outstanding 2003 OBH Senior Notes through various transactions. In the fourth quarter of 2012, in connection with the issuance of the 2012 OBH Senior Notes, OBH purchased and retired the remaining $270 million aggregate principal amount of outstanding 2003 OBH Senior Notes for $276 million.

SIRIUS GROUP

Sirius Group provides insurance and reinsurance products for property, accident and health, aviation and space, trade credit, marine, agriculture, and certain other exposures on a worldwide basis through its subsidiary, Sirius International. Sirius International, which is the largest reinsurance company domiciled in Scandinavia based on gross written premiums, owns Sirius America and sponsors Syndicate 1945.  Sirius Group also specializes in the acquisition and management of runoff liabilities for insurance and reinsurance companies both in the United States and internationally through its White Mountains Solutions division. See “White Mountains Solutions” on page 15.
Sirius Group has offices in Australia, Belgium, Bermuda, Connecticut, Copenhagen, Hamburg, London, Miami, New York, Singapore, Stockholm, Toronto and Zurich. At December 31, 2012 and 2011, the Sirius Group segment had $6.0 billion and $5.3 billion of total assets and $1.6 billion and $1.3 billion of common shareholder’s equity, respectively.  The Sirius Group segment wrote $948 million and $916 million in net written premiums in 2012 and 2011, respectively.

The following table presents the financial strength ratings assigned to the principal reinsurance operating subsidiaries of Sirius Group as of February 28, 2013. On September 25, 2012, Fitch upgraded the insurer financial strength rating of Sirius Group from “A-” (Stable) to “A” (Stable).

	A.M. Best (1)	Standard & Poor’s (2)	Moody’s (3)	Fitch (4)
Rating	“A” (Excellent)	“A-” (Strong)	“A3” (Good)	“A” (Strong)
Outlook	Stable	Stable	Stable	Stable

(1)	“A” is the third highest of sixteen financial strength ratings assigned by A.M. Best.

(2)	“A-” is the seventh highest of twenty-one financial strength ratings assigned by Standard & Poor’s.

(3)	“A3” is the seventh highest of twenty-one financial strength ratings assigned by Moody’s.

(4)	“A” is the sixth highest of nineteen international financial strength ratings assigned by Fitch.

Reinsurance Overview
Reinsurance is an arrangement in which a reinsurance company (the ‘‘reinsurer’’) agrees to indemnify an insurance company (the ‘‘ceding company’’) for insurance risks underwritten by the ceding company. Reinsurance can benefit a ceding company in a number of ways, including reducing exposure on individual risks, providing catastrophe protections from large or multiple losses, and assisting in maintaining acceptable capital levels as well as financial and operating leverage ratios. Reinsurance can also provide a ceding company with additional underwriting capacity by permitting it to accept larger risks and underwrite a greater number of risks without a corresponding increase in its capital. Reinsurers may also purchase reinsurance, known as retrocessional reinsurance, to cover risks assumed from ceding companies. Reinsurance companies often enter into retrocessional agreements for many of the same reasons that ceding companies enter into reinsurance agreements.
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
Sirius Group writes treaty and facultative reinsurance, as well as primary direct business. The majority of Sirius Group's premiums are derived from excess of loss and proportional reinsurance contracts, which in 2012 amounted to 63% and 19%, respectively, of its total net written premiums, while primary direct business represented 18% of total net written premiums.
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

Classes of Business
The following table shows Sirius Group’s net written premiums by class of business for the years ended December 31, 2012, 2011 and 2010:

Business class	Year Ended December 31,
Millions	2012	2011	2010
Accident and health	$270.0	$245.8	$211.4
Other property	248.5	216.8	243.7
Property catastrophe excess	236.5	201.5	185.4
Trade credit	62.5	79.6	51.5
Aviation and space	53.8	60.8	58.1
Marine	42.2	45.3	41.8
Agriculture	21.5	32.8	27.2
Contingency	11.3	15.1	13.9
Casualty	1.4	18.0	32.8
Total	$947.7	$915.7	$865.8

For each of the years ended December 31, 2012, 2011 and 2010, 82%, 85%, and 86%, respectively, of Sirius Group’s net written premiums were for reinsurance products, with the remainder being insurance products. Sirius Group is expanding its primary direct business in the United States for the accident and health line, which could result in increased direct insurance business for years 2013 and forward.

Accident and Health
Sirius Group is an insurer of direct accident and health insurance business in the U.S., either on an admitted or surplus lines basis, as well as international medical business written through International Medical Group, Inc. (“IMG”), which is the largest agent writing on Sirius Group's behalf. In 2012, Sirius Group had $114 million in gross written premiums through IMG. Sirius Group also writes proportional and excess treaties covering employer medical stop loss for per person (specific) and per employer (aggregate) exposures. In addition, Sirius Group writes some medical, health and personal accident coverages written on a treaty and facultative basis.

Other Property
Sirius Group is a leader in the broker market for property treaties written on a proportional and excess of loss basis.  For its international business, the book consists of treaty, written on both a proportional and excess of loss basis, facultative, and direct business, primarily in Europe. In the United States, the book predominantly centers on significant participations on proportional and excess of loss treaties for carefully chosen partners in the excess & surplus lines segment of the market.

Property Catastrophe Excess
Property catastrophe excess of loss treaties cover losses from catastrophic events. Sirius Group writes a worldwide portfolio with the largest concentration of exposure in Europe and the United States, and seeks to set prices and terms on treaties wherever possible. The U.S. book written in Bermuda has a national account focus supporting principally the lower and/or middle layers of large capacity programs. Additionally, Stockholm writes a U.S. portfolio mainly consisting of select small regional and standard lines carriers. The exposures written in the international portfolio are diversified across many countries, regions and perils.

Trade Credit
Sirius Group writes credit and bond reinsurance, mostly on companies with worldwide operations. Most debtors are based in Europe, representing approximately 62% of Sirius Group’s exposure. The bulk of the business is traditional short term commercial credit insurance, covering pre-agreed domestic and export sales of goods and services with typical coverage periods of 60 to 120 days. Losses under these policies (protection of undisputed debts against declared insolvency and protracted default) are correlated to adverse changes in a respective country’s gross national product.

Aviation and Space
Aviation insurance covers loss of or damage to an aircraft and the aircraft operations’ liability to passengers, cargo and hull as well as to third parties. Additionally, liability arising out of non-aircraft operations such as hangars, airports and aircraft products can be covered. Space insurance covers loss of or damage to a satellite during launch and in orbit.  The book consists of treaty, written on both on a proportional and excess of loss basis, facultative, and direct business.

Marine
Sirius Group provides marine reinsurance, primarily written on an excess of loss and proportional basis.  Coverage offered includes damage to ships and goods in transit, marine liability lines, and offshore energy industry insurance. Sirius Group also writes yacht business, both on a reinsurance and a direct basis. The marine portfolio is diversified across many countries and regions.

Agriculture
Sirius Group primarily provides proportional and stop loss coverage to companies writing U.S. government-sponsored Multi-Peril Crop Insurance (“MPCI”). Sirius Group’s participation is net of the government’s stop loss reinsurance protection. Sirius Group also provides coverage for crop-hail and certain named perils when bundled with MPCI business.  Sirius Group also writes some agriculture business outside of the United States.

Contingency
Sirius Group underwrites contingency insurance, primarily for event cancellation and non-appearance, primarily on a direct policy and facultative reinsurance basis.  Additionally, coverage for liabilities arising from contractual bonus, prize redemption and over-redemption is also offered.  The contingency portfolio is diversified across many countries and regions.

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

Lloyd’s Syndicate
In 2011, Sirius Group established Syndicate 1945, and focused on writing accident and health and contingency business.  Effective in 2013, Syndicate 1945 licenses have been approved to include property and marine business. Syndicate 1945 began writing business effective July 1, 2011 and had gross written premiums net of commissions of $58 million and $5 million in 2012 and 2011, respectively.  Syndicate 1945 has Lloyd's approved net capacity for 2013 of £93 million ($150 million based on the December 31, 2012 GBP to USD exchange rate).

White Mountains Solutions
White Mountains Solutions is a Connecticut-based division of Sirius Group specializing in the acquisition and management of runoff liabilities for insurance and reinsurance companies both in the United States and internationally.  The White Mountains Solutions team is comprised of a dedicated group of financial, actuarial and claims professionals experienced in the management and resolution of complex insurance liabilities as well as the structuring of transactions designed to enable owners to exit an insurance business and extract trapped capital. Acquisitions typically involve purchases at a significant discount to book value and undergo an extensive due diligence process. Sirius Group can derive value from these acquisitions not only from the discount purchase price, but also from the investment income on insurance float, the potential settlement of claims below the carried level of reserves and the harvesting of other embedded assets, including the value of shell companies and licenses.
 Since its formation in 2004, White Mountains Solutions has executed eleven transactions, which have resulted in approximately $163 million of cumulative after-tax income through December 31, 2012.
In November 2012, White Mountains Solutions completed the acquisitions of four runoff entities following receipt of regulatory approvals. The transactions entail the acquisition of Physicians Insurance Company of Ohio (“PICO”) and Citation Insurance Company (“Citation”) from PICO Holdings and also the acquisition of two American International Group, Inc. (“AIG”) runoff subsidiaries, American General Indemnity Company (“American General”) and American General Property Insurance Company (“American General Property”). White Mountains Solutions acquired 100% of the stock of PICO and Citation for a purchase price of $15 million and 100% of the stock of American General and American General Property for a purchase price of $35 million. In total, the transactions resulted in an after-tax gain of $14 million recorded in other revenues.
In addition, on December 11, 2012, White Mountains Solutions announced the execution of a definitive agreement to acquire American Fuji Fire and Marine Insurance Company from AIG, and on February 15, 2013 executed a definitive agreement to acquire Empire Insurance Company from Leucadia National Corporation. Both of these transactions are expected to close during the first half of 2013 subject to receipt of regulatory approvals.
On December 30, 2011, Sirius Group completed a transaction led by White Mountains Solutions to acquire the runoff loss reserve portfolio of Old Lyme Insurance Company Ltd. (“Old Lyme”), a Bermuda reinsurer in runoff since 2008. Old Lyme's loss reserves of approximately $23 million were transferred via novation agreements into White Shoals Re Ltd. (“White Shoals”), a wholly-owned Bermuda reinsurance company established by Sirius Group earlier in 2011. The transaction resulted in an after-tax gain of $7 million recorded in other revenues.

 On February 26, 2010, White Mountains Solutions completed the acquisition of Central National from Drum Financial Corporation for $5 million. Central National ceased writing business in 1989 and has operated under the control of the Nebraska Department of Insurance since 1990. The transaction resulted in an after-tax gain of $13 million recorded in other revenues.

Geographic Concentration
     The following table shows Sirius Group’s net written premiums by geographic region based on the location of the ceding company or reinsurer for the years ended December 31, 2012, 2011 and 2010:

Geographic region	Year Ended December 31,
Millions	2012	2011	2010
United States	$433.2	$436.3	$398.9
Europe	293.4	271.8	284.7
Canada, the Caribbean, Bermuda and Latin America	104.7	100.7	102.8
Asia and Other	116.4	106.9	79.4
Total	$947.7	$915.7	$865.8

Marketing and Distribution
Sirius Group obtains most of its reinsurance submissions from reinsurance intermediaries that represent the ceding company. The process of placing an intermediary reinsurance program typically begins when a ceding company enlists the aid of a reinsurance intermediary in structuring a reinsurance program. The ceding company and the reinsurance intermediary will often consult with one or more lead reinsurers as to the pricing and contract terms for the reinsurance protection being sought. Once the ceding company has approved the terms quoted by the lead reinsurer, the reinsurance intermediary will offer participation to qualified reinsurers until the program is fully subscribed. Sirius Group considers both the reinsurance intermediary and the ceding company to be its clients in any placement. Sirius Group has developed strong business relationships over a long period of time with the management of many of its ceding companies and reinsurance intermediaries.
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
During the years ended December 31, 2012, 2011 and 2010, Sirius Group received no more than 10% of its gross written premiums from any individual ceding company. During the years ended December 31, 2012, 2011, and 2010, Sirius Group received a majority of its gross reinsurance premiums written from three major, third-party reinsurance intermediaries as detailed in the following table:

	Year Ended December 31,
Gross written premium by intermediary	2012	2011	2010
AON Re/Benfield	32%	31%	35%
Guy Carpenter	19	19	19
Willis Re	8	10	10
	59%	60%	64%

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
Sirius Group competes for business in Europe, Bermuda, the United States, and other international markets with numerous global competitors. Sirius Group's competitors include other insurance and reinsurance companies and underwriting syndicates at Lloyd's of London. Some of the companies that Sirius Group competes directly with include Allied World Assurance Company Holdings AG, Arch Capital Group Ltd., Aspen Insurance Holdings Ltd., Axis Capital Holdings, Ltd., Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., General Reinsurance Corporation, Hannover Ruckversicherung AG, Montpelier Re Holdings, Ltd., Munich Re Group, Odyssey Re Holdings Corp., PartnerRe Ltd., Platinum Underwriters Holdings Ltd., Renaissance Re Holdings Ltd., Scor Global P&C, Swiss Re Group, Transatlantic Holdings, Inc., Validus Holdings, Ltd., and XL Capital Ltd.
In addition, in recent years the persistent low interest rate environment and ease of entry into the reinsurance sector has led to increased competition in the property catastrophe excess reinsurance line. This alternative capital provides collateralized property catastrophe protection in the form of catastrophe bonds, industry loss warranties, sidecars and other vehicles that facilitate the ability for non-reinsurance entities, such as hedge funds and pension funds, to compete for property catastrophe excess reinsurance business outside of the traditional treaty market. Sirius Group has observed reduced pricing and/or reduced shares in certain property catastrophe excess reinsurance markets as a result.

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
Sirius Group also uses TPAs for certain claims, including claims arising from certain of Sirius Group’s runoff claims related to certain acquired companies. Sirius Group’s claims staff performs on-site claim audits of certain TPAs to ensure the propriety of the controls and processes over claims serviced by the TPAs.

Catastrophe Risk Management
Sirius Group has exposure to losses caused by hurricanes, earthquakes, tornadoes, winter storms, windstorms, floods, tsunamis, terrorist acts and other catastrophic events. In the normal course of business, Sirius Group regularly manages its concentration of exposures to catastrophic events, primarily by limiting concentrations of exposure to what it deems acceptable levels and, if necessary, purchasing reinsurance. In addition, Sirius Group seeks to limit losses that might arise from acts of terrorism in its insurance and reinsurance contracts by exclusionary provisions where available.
Sirius Group licenses third-party global property catastrophe models from AIR Worldwide Corporation (“AIR”) and Risk Management Solutions Inc. (“RMS”), which are two of the leading vendors of industry-standard catastrophe modeling software, as well as utilizing its own proprietary models to calculate expected probable maximum loss (“PML”) from various property natural catastrophe scenarios. Sirius Group prices its property catastrophe contracts using the aforementioned third-party software and internal models and other methods. In 2012, Sirius Group started using a new proprietary property underwriting and pricing tool (“GPI”), which consolidates and reports on all its worldwide property exposures.  GPI is used to calculate individual and aggregate PMLs by statistically blending multiple third-party and proprietary models. For business that Sirius Group determines to have exposure to natural catastrophic perils, as part of its underwriting process it models and assesses the exposure to assess whether there is an appropriate premium for the exposure.

The following table provides an estimate of Sirius Group’s three largest PML zones on a per occurrence basis for 1-in-100 and 1-in-250 year events at January 2013 as measured by net after-tax exposure:

				Sirius Group Net After-Tax Loss
($ in millions)	Modeled Industry Loss	Sirius Group Gross Loss	Net After Reinsurance and Reinstatements	Net After Tax	Net After-Tax as % of Adjusted GAAP Capital(1)	Net After-Tax as % of Adjusted GAAP Common Shareholder’s Equity (1)
	1-in-100 year event
Southeast U.S.	$130,477	$354	$325	$245	11%	15%
Europe	37,736	470	219	171	7%	10%
West Coast U.S.	47,144	215	204	150	7%	9%

	1-in-250 year event
Southeast U.S.	250,892	470	430	324	14%	20%
Northeast U.S.	53,378	424	350	265	11%	16%
West Coast U.S.	158,911	381	348	263	11%	16%
(1) Adjusted GAAP capital and common shareholder’s equity at December 31, 2012 for Sirius Group is determined on a legal-entity basis and excludes $58 of equity in net unrealized gains from Symetra’s fixed maturity portfolio, net of taxes.

In addition to the above, Sirius Group also has significant exposure to United States Gulf Coast windstorms (i.e., Florida to Texas), New Madrid earthquakes, and, to a lesser extent, Japanese, Latin American and Canadian windstorms and earthquakes.
AIR and RMS provide new versions of their models on a periodic basis, usually annually or every other year, which Sirius Group will implement for use upon appropriate testing and achieving comfort with the model enhancements. In 2011, RMS released Version 11, which significantly increased expected losses to the wind models in the United States and Europe.  For example, expected U.S. and European RMS insured industry annual aggregate wind loss increased 35% and 65%, respectively, versus the prior RMS version. Two of the main drivers of the U.S. wind increases were slower inland decay of winds from the coast, which would cause larger losses farther inland, and updates to structure and contents vulnerability, especially for commercial lines. Key drivers of the European model change included a full spectrum of smaller storm events that significantly increased short-term losses and annual aggregate losses, and an improved clustering model. Clustering is defined as the heightened risk that many losses might occur in a single year based on atmospheric conditions.
Prior to January 2012, Sirius Group used AIR Version 12 to estimate its PMLs in the United States. With GPI, Sirius Group enhanced its PML reporting methodology for exposures in the United States to approximate an averaging of AIR and RMS, further adjusted for each treaty by underwriting judgment regarding the specific exposures underlying each cedent's portfolio.  For exposures in countries other than the United States, Sirius Group chooses either AIR or RMS for PML reporting based on underwriting and actuarial assessment as to the integrity of the model by territory and underlying data availability.  The model of choice is then further adjusted in GPI for each treaty by underwriting judgment regarding the specific exposures underlying each cedent's portfolio.
Catastrophe modeling is dependent upon several broad economic and scientific assumptions, such as storm surge (the water that is pushed toward the shore by the force of a windstorm), demand surge (the localized increase in prices of goods and services that often follows a catastrophe) and zone density (the percentage of insured perils that would be affected in a region by a catastrophe). Third-party modeling software also does not provide information for all territories or perils (e.g. tsunami) for which Sirius Group writes business.
Catastrophe modeling is inherently uncertain due to process risk (i.e. the probability and magnitude of the underlying event) and parameter risk (i.e. the probability of making inaccurate model assumptions). In particular, obtaining geographic and policy coverage data on the primary policies reinsured by Sirius Group is essential. Accordingly, Sirius Group’s ability to develop its catastrophe exposure is dependent on the quality and accuracy of data obtained from its clients.
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

Reinsurance Protection
Sirius Group's reinsurance protection primarily consists of pro-rata and excess of loss protections to cover aviation, trade credit, and certain property exposures. Sirius Group's proportional reinsurance programs provide protection for part of the non-proportional treaty accounts written in Europe, the Americas, Asia, the Middle East, and Australia.  These reinsurance protections are designed to increase underwriting capacity where appropriate, and to reduce exposure both to large catastrophe losses and to a frequency of smaller loss events.  Attachment points and coverage limits vary by region around the world. In addition to its proportional reinsurance, Sirius Group also purchases excess of loss reinsurance protection for $15 million in excess of a retention of $5 million for the facultative and direct property portfolios written by the Stockholm, Hamburg and London branches (excluding business written in the United States).  For the facultative and direct property portfolios written by the Hamburg and Stockholm branches, an additional $15 million of reinsurance protection in excess of the $20 million coverage has been purchased for 2013. Sirius Group also has $5 million of protection in excess of a retention of $5 million for the London branch for facultative and direct U.S.-catastrophe exposed business (excluding Florida risks), which was renewed through June 30, 2013. As a result of hurricane Sandy in October 2012, Sirius Group recognized a full $5 million recovery on this account.
In 2012, 2011 and 2010, Sirius Group has had in place group excess of loss retrocessional coverage for its non-U.S. and non-Japan earthquake-related exposures. This cover was renewed for one year at April 1, 2012, providing $17 million of reinsurance protection through partially placed coverage of a $40 million layer in excess of Sirius Group's retention of $35 million. In addition, Sirius Group purchased two industry loss warranty (“ILW”) contracts that provide $10 million of coverage for a first event non-U.S. and non-Japan earthquake loss at a market loss event of $7.5 billion or more, with $5 million of additional coverage for a second market loss event at this level. Sirius Group also has $38 million of New Madrid earthquake ILW coverage through March 2013 that provides reinsurance protection both on a first and second market event of $20 billion.
In addition, Sirius Group has an ILW providing $5 million of coverage for a first loss European windstorm and flood at a market loss event of $5 billion, which expires March 2013. During the fourth quarter 2012, additional ILW protections providing $40 million of reinsurance coverage were purchased at different market loss levels for wind, flood, and all natural perils in Europe or Scandinavia, with the majority of these covers expiring in March 2013.
As of December 31, 2012, losses incurred from the February 2011 New Zealand earthquake totaled $47 million, $2 million of which was covered by Sirius Group’s non U.S. and non-Japan earthquake coverage.  During 2010, as a result of the Chile Earthquake in February 2010 Sirius Group recovered $65 million under its non U.S. and non-Japan earthquake coverage, which was a full limit loss.
Sirius Group's aviation reinsurance program is intended to reduce exposure to a frequency of small losses, a single large loss, or a combination of both.  In 2013, for the proportional and facultative aviation portfolios, reinsurance protection purchases were generally for coverage on losses from events that cause a market loss in excess of $150 million up to a full airline policy limit of $2 billion, including clash coverage. This program is in effect through November 2013. For the non-proportional aviation portfolio, reinsurance protection includes a 15% quota share treaty. In addition, the non-proportional portfolio is protected by $33 million in the form of first event ILWs, and $5 million of available limit in the form of second event ILWs. The first event ILWs attach at industry loss levels between $400 million and $1 billion.
For the marine yacht portfolio written by the London branch, reinsurance coverage is in place for $10 million in excess of a retention of $250,000.
For accident and health, Sirius Group has excess of loss protection covering personal accident and life of €10 million ($13 million based on the December 31, 2012 EUR to USD exchange rate) of protection in excess of a €5 million ($7 million based on the December 31, 2012 EUR to USD exchange rate) retention for the Stockholm, Hamburg, Liege and Singapore branches.
For 2012, Sirius Group ceded 20% and 50% of its trade credit and bond business, respectively, under a quota share retrocession, which supported growth in this line.  The treaty was renewed for 2013.
Almost all of Sirius Group's excess of loss reinsurance protections, excluding ILWs, include provisions that reinstate coverage at a cost of 100% or more of the original reinsurance premium.
 At December 31, 2012, Sirius Group had $15 million of reinsurance recoverables on paid losses and $322 million of reinsurance recoverables on unpaid losses that will become recoverable if claims are paid in accordance with current reserve estimates. Because retrocessional reinsurance contracts do not relieve Sirius Group of its obligation to its insureds, the collectability of balances due from Sirius Group's reinsurers is critical to its financial strength. Sirius Group monitors the financial strength and ratings of retrocessionaires on an ongoing basis. See Note 4 - “Third-party Reinsurance” to the accompanying consolidated financial statements for a discussion of Sirius Group's top reinsurers.

Loss and Loss Adjustment Expense Reserves
Sirius Group establishes loss and LAE reserves that are estimates of future amounts needed to pay claims and related expenses for insured events that have already occurred. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain. See “CRITICAL ACCOUNTING ESTIMATES — Loss and LAE Reserves — Sirius Group” on page 86 for a full discussion regarding Sirius Group’s loss reserving process.
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
Section II shows the cumulative amount of net loss and LAE paid relating to recorded liabilities as of the end of each succeeding year. Section III shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid loss and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency and severity patterns, becomes known. Section IV shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2012. Section V shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2012. Section VI shows the cumulative gross (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2012.

	Sirius Group Loss and LAE
	Year ended December 31,
($ in millions)	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
I. Liability for unpaid loss and LAE:
Gross balance	$1,588.4	$1,699.4	$3,864.3	$4,308.8	$3,708.8	$3,252.3	$2,735.5	$2,444.4	$2,441.3	$2,343.7	$2,168.9
Less reinsurance recoverable on unpaid losses and LAE	(809.8)	(741.1)	(1,149.8)	(1,633.6)	(1,142.5)	(806.4)	(555.0)	(578.6)	(450.5)	(339.7)	(321.6)
Net balance	$778.6	$958.3	$2,714.5	$2,675.2	$2,566.3	$2,445.9	$2,180.5	$1,865.8	$1,990.8	$2,004.0	$1,847.3
II. Cumulative amount of net liability paid through:
1 year later	250.7	321.5	941.0	949.4	721.7	726.2	637.4	276.2	475.3	561.1
2 years later	420.8	521.8	1,369.4	1,442.9	1,302.0	1,164.5	760.8	533.0	794.6
3 years later	559.1	710.8	1,684.9	1,942.5	1,645.2	1,207.4	972.5	789.2
4 years later	690.9	834.7	2,052.4	2,225.6	1,649.2	1,486.6	1,200.3
5 years later	804.5	941.0	2,246.0	2,192.3	1,804.3	1,693.8
6 years later	885.7	1,015.7	2,170.9	2,325.5	1,997.3
7 years later	926.5	901.6	2,265.1	2,499.2
8 years later	807.1	910.7	2,430.7
9 years later	812.3	997.3
10 years later	893.8
III. Net Liability re-estimated as of:
1 year later	828.9	984.9	2,771.9	2,893.2	2,575.4	2,525.7	2,159.4	1,808.5	1,943.9	1,969.5
2 years later	856.9	1,059.6	2,802.9	3,032.5	2,775.8	2,539.8	2,140.6	1,797.5	1,966.8
3 years later	929.8	1,148.1	2,917.9	3,164.9	2,749.3	2,517.2	2,124.6	1,790.4
4 years later	1,023.8	1,270.2	3,063.6	3,133.3	2,743.4	2,510.7	2,129.6
5 years later	1,138.6	1,425.0	3,021.4	3,124.8	2,741.7	2,527.0
6 years later	1,280.5	1,382.7	3,013.1	3,134.3	2,774.4
7 years later	1,228.5	1,379.8	3,017.9	3,174.0
8 years later	1,226.0	1,383.3	3,065.0
9 years later	1,230.5	1,437.6
10 years later	1,286.7
IV. Cumulative net (deficiency)/redundancy	$(508.1)	$(479.3)	$(350.5)	$(498.8)	$(208.1)	$(81.1)	$50.9	$75.4	$24.0	$34.5
Percent (deficient)/redundant	(65.3)%	(50.0)%	(12.9)%	(18.6)%	(8.1)%	(3.3)%	2.3%	4.0%	1.2%	1.7%
V. Reconciliation of net liability re-estimated as of the end of the latest re-estimation period (see III above):
Gross re-estimated liability	$2,234.0	$2,329.1	$4,428.6	$5,049.6	$3,954.1	$3,351.9	$2,678.5	$2,354.3	$2,376.8	$2,332.4
Less: gross re-estimated reinsurance recoverable	(947.3)	(891.5)	(1,363.6)	(1,875.6)	(1,179.7)	(824.9)	(548.9)	(563.9)	(410.0)	(362.9)
Net re-estimated liability	$1,286.7	$1,437.6	$3,065.0	$3,174.0	$2,774.4	$2,527.0	$2,129.6	$1,790.4	$1,966.8	$1,969.5	$—
VI. Cumulative gross (deficiency)/redundancy	$(645.6)	$(629.7)	$(564.3)	$(740.8)	$(245.3)	$(99.6)	$57.0	$90.1	$64.5	$11.3
Percent (deficient)/redundant	(40.6)%	(37.1)%	(14.6)%	(17.2)%	(6.6)%	(3.1)%	2.1%	3.7%	2.6%	0.5%

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

Sirius Group’s net incurred losses from A&E claims have totaled $253 million over the past ten years. Although losses arising from A&E claims were on contracts that were not underwritten by Sirius Group, Sirius Group is liable for any additional losses arising from such contracts. Accordingly, Sirius Group cannot guarantee that it will not incur additional A&E losses in the future. Refer to “CRITICAL ACCOUNTING ESTIMATES” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details of Sirius Group’s A&E reserves.
The following table reconciles loss and LAE reserves determined on a regulatory basis to loss and LAE reserves determined in accordance with GAAP at December 31, as follows:

	December 31,
Millions	2012	2011	2010
Regulatory reserves	$1,847.0	$1,934.4	$2,151.6
Reinsurance recoverable on unpaid losses and LAE (1)	760.4	1,177.4	1,190.4
Discount on loss reserves	3.5	9.1	16.4
Reserves allocated to Esurance	—	—	(286.9)
WM Life Re reserves (2)	(437.8)	(765.2)	(610.2)
Purchase accounting and other	(4.2)	(12.0)	(20.0)
GAAP reserves	$2,168.9	$2,343.7	$2,441.3

(1)	Represents adjustments made to add back reinsurance recoverables included with the presentation of reserves under regulatory accounting.
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

Sirius Group’s Preference Shares and Senior Notes
In May 2007, Sirius International Group, Ltd. (“SIG”), an intermediate holding company of Sirius Group, issued $250 million non-cumulative perpetual preference shares, with a $1,000 per share liquidation preference (the “SIG Preference Shares”), and received $246 million of proceeds, net of $4 million of issuance costs and commissions. These shares were issued in an offering that was exempt from the registration requirements of the Securities Act of 1933. Holders of the SIG Preference Shares receive dividends on a non-cumulative basis when and if declared by SIG. See Note 1 - Significant Accounting Policies - Non-controlling Interest for more details regarding the SIG Preference Shares.
In March 2007, SIG issued $400 million face value of senior unsecured notes (the “SIG Senior Notes”) at an issue price of 99.715%. The SIG Senior Notes, which were issued in an offering that was exempt from the registration requirements of the Securities Act of 1933, bear an annual interest rate of 6.375%, payable semi-annually in arrears on March 20 and September 20, until maturity in March 2017. See Note 6 - Debt for more details regarding the SIG Senior Notes.

HG GLOBAL/BAM

BAM is domiciled in New York and was established to provide insurance on municipal bonds issued to support essential U.S. public purposes such as schools, utilities, core governmental functions and existing transportation facilities. Members of BAM’s senior management team have more than 25 years on average of experience in the bond insurance industry.
HG Global is domiciled in Bermuda and was established to fund the startup of BAM, and through its subsidiary, HG Re, to provide reinsurance to BAM. In 2012, HG Global was capitalized with $609 million to purchase surplus notes in BAM and to fund HG Re.
White Mountains believes that municipal bonds insured by BAM have strong appeal to retail investors, who buy smaller, less liquid issues, have less portfolio diversification and have fewer credit differentiation skills and analytical resources.  BAM focuses on underwriting small-to-medium sized investment grade bonds, primarily in the AA-, A and BBB categories. BAM seeks to provide insurance to the municipal bond market while building a relatively low risk insurance portfolio with conservative single risk limits (initially the aggregate par value of the insured bonds with a common revenue stream is limited to $100 million).
BAM launched in July 2012 after securing an “AA/stable” rating from Standard & Poor's (“AA” is the third highest of twenty-one financial strength ratings assigned by Standard & Poor's).  HG Global, together with its subsidiaries, funded the initial capitalization of BAM through the purchase of $503 million of BAM Surplus Notes.  BAM and HG Re entered into a first loss reinsurance treaty (“FLRT”), under which HG Re will provide first loss protection up to 15% of par outstanding on each bond insured by BAM in exchange for 60% of the premium, net of a ceding commission, charged by BAM.

HG Re's obligations under the FLRT are satisfied by the assets in two collateral trusts: a Regulation 114 Trust and a Supplemental Trust.  Losses required to be reimbursed to BAM by HG Re are subject to an aggregate limit equal to the assets held in the collateral trusts at any point in time.  The Regulation 114 Trust target balance is equal to ceded unearned premiums and unpaid ceded loss and LAE expenses, if any.  The Supplemental Trust target balance is equal to approximately $400 million.  The collateral trust balances must be at target levels before excess capital can be distributed out of the Supplemental Trust to HG Re.  At any point in time, if the sum of the Regulation 114 Trust balance and the Supplemental Trust balance equal zero, BAM may choose to terminate the FLRT on a runoff basis. However, HG Re can elect to continue the FLRT by depositing into the Regulation 114 Trust assets with a fair market value not less than the greater of (i) $100 million or (ii) 10% of the then Regulation 114 Trust target balance.  At inception, the Supplemental Trust contained $300 million of BAM Surplus Notes and $100 million of cash and fixed income securities.  As the BAM Surplus Notes are repaid over time, the BAM Surplus Notes will be replaced in the Supplemental Trust by cash and fixed income securities.
The FLRT is perpetual with an initial term of 10 years. The FLRT can be amended after the first 10-year period and after each subsequent 5-year period on a prospective basis. If the parties are unable to mutually agree to amended terms, the dispute is resolved through arbitration, with the arbitrator determining amendments that would best achieve BAM and HG Global’s joint expectation of certain basic principles including maintenance of BAM’s rating, the provision to BAM of reliable first loss reinsurance, and HG Global achieving an equitable rate of return. Amended contract terms must be approved by the New York Department of Financial Services. Should BAM consider the amended terms to be unacceptable, it has the option to purchase HG Re, or cause another reinsurer to purchase HG Re, at fair value. Pursuant to the FLRT, BAM’s underwriting guidelines may only be amended with the consent of HG Re. In addition, HG Global has the right to designate two directors for election to BAM’s board of directors.
As of December 31, 2012, White Mountains owned 97.3% of HG Global's preferred equity and 88.7% of its common equity. At December 31, 2012, HG Global had $624 million of total assets and $623 million of shareholders' equity, $17 million of which is included in non-controlling interest. At December 31, 2012, BAM had $493 million of total assets and $(36) million of members’ equity, all of which is included in non-controlling interest.

OTHER OPERATIONS

White Mountains’ Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary (WM Advisors) and its variable annuity reinsurance business (WM Life Re), which is in runoff, as well as various other entities not included in other segments.

WM Advisors
WM Advisors is a registered investment adviser that manages White Mountains’ investments in fixed income and equity securities, including hedge funds and private equities. WM Advisors also has investment management agreements with third parties, most notably with Symetra Financial Corporation (“Symetra”). At December 31, 2012, WM Advisors had approximately $33.6 billion in assets under management, $6.2 billion of which related to consolidated subsidiaries of White Mountains.
WM Advisors has a sub-advisory agreement with Prospector Partners LLC (“Prospector”), a registered investment adviser, under which Prospector manages most of White Mountains’ publicly-traded common equity securities and convertible fixed maturity securities. At December 31, 2012, the value of White Mountains’ common equity and convertible fixed maturity securities managed by Prospector totaled $886 million, which represented 77% of White Mountains’ total common equity and convertible fixed maturity portfolio. Prospector also provides consulting and advisory services to White Mountains through a separate agreement on matters such as asset allocation, hedge fund and private equity investments, capital management and mergers and acquisitions.

WM Life Re
WM Life Re reinsures death and living benefit guarantees associated with certain variable annuities issued in Japan.  Sirius Group fronted the reinsurance contracts for and is 100% reinsured by WM Life Re. WM Life Re is in runoff.

WM Life Re has assumed the risk related to a shortfall between the account value and the guaranteed value that must be paid by the ceding company to an annuitant or to an annuitant’s beneficiary in accordance with the underlying annuity contracts.  The guaranteed value of the annuity contracts is equal to the initial single premium paid by the annuitant.  The annuity accounts are invested in four index funds: a Japanese government bond fund indexed to the Nomura Bond Performance Index (“Nomura BPI”) (roughly 35%), a foreign government bond fund indexed to the Citi World Group Government Bond Index, excluding Japan (“WGBI”) (roughly 35%), a Japanese equity fund indexed to the TOPIX Total Return Index (roughly 15%) and a foreign equity fund indexed to the MSCI Kokusai Total Return Index (roughly 15%).  The account is rebalanced monthly to maintain these same investment allocations. As of December 31, 2012, annuity contracts mature within 3 years on average (with a maximum of 3½ years and a minimum of 2½ years remaining).  The guarantee made by the ceding company to its annuitants was economically equivalent to guaranteeing that the underlying investment accounts would earn a return of approximately 2.7% per annum.  The average account value of annuity contracts covered by WM Life Re was approximately 104% of their guarantee value at the inception of the reinsurance contracts.  Accordingly, the guarantee made in WM Life Re’s contracts was economically equivalent to guaranteeing that the underlying investment accounts would earn a return of approximately 2.3% per annum.
WM Life Re reinsured ¥200 billion (approximately $1.7 billion at the then current exchange rate) of guarantees in September 2006 and an additional ¥56 billion (approximately $0.5 billion at the then current exchange rate) in March 2007.  WM Life Re has not subsequently written any additional business and the last policy reinsured under WM Life Re's existing contract will mature on June 30, 2016.  As of December 31, 2012, the total guarantee value was approximately ¥230.0 billion (approximately $2.7 billion at exchange rates on that date).  The average annual premium charged by WM Life Re under these contracts is equal to 1.11% times the total guarantee value.
WM Life Re uses derivative instruments, including put options, interest rate swaps, total return swaps on bond indices, forward contracts and futures contracts on major equity indices, currency pairs and government bonds, to mitigate the market risks associated with changes in the fair value of the reinsured variable annuity guarantees. WM Life Re measures its net exposure to changes in relevant interest rates, foreign exchange rates, implied volatilities and equity markets on a daily basis and adjusts its economic hedge positions within risk guidelines established by a risk committee that contains members of White Mountains’ and WM Life Re’s senior management. WM Life Re continually fair values its liability and the related hedge assets.  The guarantee is economically substantially similar to having sold put options on a basket of the four index funds. WM Life Re also monitors the effects of annuitant related experience against actuarial assumptions (surrender and mortality rates) on a weekly basis and adjusts relevant assumptions and economic hedge positions if required.
Under the terms of its reinsurance contracts, WM Life Re is required to hold eligible assets (generally cash, short-term investments, fixed income securities, and hedge assets such as options and futures) equal to the fair value of the liability, as defined in the reinsurance contracts, for the benefit of the cedant.  Increases in the fair value of the liability in excess of the increase in value of the hedge assets, such as occurs in the case of decreases in surrender assumptions or underperformance of the hedging portfolio, must therefore be funded on a current basis while the actual amounts that must be paid to settle the contracts may not be known and generally will not become payable for a number of years.  White Mountains contributed $25 million, $20 million and $45 million into WM Life Re during 2012, 2011 and 2010, respectively, to fulfill this requirement.
See “CRITICAL ACCOUNTING ESTIMATES - Fair Value Measurements” on page 90 for a discussion of the sensitivity of WM Life Re’s results to changes in market and annuitant-related variables.

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

DISCONTINUED OPERATIONS

OneBeacon
On October 17, 2012, one of OneBeacon's indirect wholly-owned subsidiaries, OneBeacon Insurance Group LLC, entered into the Runoff Transaction to sell the Runoff Business to Trebuchet US Holdings, Inc. (“Trebuchet”), a wholly-owned subsidiary of Armour Group Holdings Limited (together with Trebuchet, “Armour”). Pursuant to the terms of the agreement, at closing, OneBeacon will transfer to Trebuchet all of the issued and outstanding shares of common stock of certain legal entities that will contain the assets, liabilities (including gross and ceded loss reserves) and capital supporting the runoff business as well as certain elements of the runoff business infrastructure, including staff and office space. Additionally, as part of the Runoff Transaction, OneBeacon may provide financing in the form of surplus notes. The transaction is subject to regulatory approvals and is expected to close in the second half of 2013. As a result of the Runoff Transaction, the Runoff Business is reported as discontinued operations in White Mountains’ financial statements.

On February 22, 2012, OneBeacon completed the sale of AutoOne to Interboro Holdings, Inc. (“Interboro”). OneBeacon formed AutoOne in 2001 to provide products and services to automobile assigned risk markets primarily in New York and New Jersey. OneBeacon transferred to the buyer AutoOne Insurance Company (“AOIC”) and AutoOne Select Insurance Company (“AOSIC”), which contained the assets, liabilities, including loss reserves and unearned premiums, and capital supporting the AutoOne business, and transferred substantially all of the AutoOne infrastructure including systems and office space as well as certain staff. As a result of the sale, AutoOne is reported as discontinued operations in White Mountains’ financial statements.

Esurance
On October 7, 2011, White Mountains completed the sale of Esurance to Allstate for a cash payment of $1.01 billion, which was equal to $700 million plus the estimated pro forma tangible book value at closing of the legal entities sold of approximately $310 million. As a result of the sale, Esurance is reported as discontinued operations in White Mountains' financial statements.
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
See Note 20—“Discontinued Operations” of the accompanying consolidated financial statements for details of amounts included in net assets held for sale, net income (loss) from discontinued operations and gains (losses) from sales of discontinued operations.

INVESTMENTS

White Mountains’ investment philosophy is to maximize long-term total returns (after-tax) while taking prudent levels of risk and maintaining a diversified portfolio.  Under White Mountains’ philosophy, each dollar of after-tax investment income or investment gains (realized or unrealized) is valued equally.
White Mountains’ investment portfolio mix as of December 31, 2012 consisted in large part of high-quality, short-duration, fixed maturity investments and short-term investments, but also included common equity securities, convertible fixed maturity securities and other long-term investments, such as hedge funds and private equities. White Mountains’ management believes that prudent levels of investments in common equity securities, convertible fixed maturity securities and other long-term investments are likely to enhance long-term after-tax total returns. See “Portfolio Composition” on page 60.
White Mountains’ overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to their investment risks. White Mountains also actively manages the average duration of the portfolio.  Duration is about 2.4 years including short-term investments and about 2.7 years excluding short-term investments at December 31, 2012.
Prospector’s equity investment strategy is to maximize risk-adjusted absolute return through investments in a variety of equity and equity-related instruments, using a bottom-up, value investing approach. Preservation of capital is of the utmost importance.  Prospector invests in the United States and other developed markets.

Prospector Funds
White Mountains owns approximately 71% of the limited partnership interests in Prospector Offshore Fund, Ltd. and approximately 72% of the limited partnership interests in Prospector Turtle Fund (collectively, the “Prospector Funds”).  These funds are managed by Prospector, a registered investment adviser, and are consolidated within White Mountains’ financial statements. The Prospector Funds are hedge funds that pursue investment opportunities in a variety of equity and equity-related instruments, chiefly in the financial services sector.
At December 31, 2012 and 2011, the Prospector Funds had $239 million and $217 million of total assets and accounted for $103 million and $98 million of White Mountains’ net assets.

Symetra
In 2004, White Mountains, Berkshire and several other private investors capitalized Symetra in order to purchase the life and investment operations of Safeco Corporation for $1.35 billion. The acquired companies focus mainly on group insurance, individual life insurance, structured settlements and retirement services. Symetra had an initial capitalization of approximately $1.4 billion, consisting of $1,065 million of common equity and $315 million of debt. White Mountains invested $195 million in Symetra in exchange for 17.4 million common shares, as adjusted for stock splits, of Symetra. In addition, White Mountains and Berkshire each received warrants to acquire an additional 9.5 million common shares of Symetra at $11.49 per share, as adjusted for stock splits.  One White Mountains designee and one member of White Mountains’ Board of Directors currently serves on Symetra’s seven member board of directors. White Mountains accounts for its investment in common shares of Symetra under the equity method and accounts for its Symetra warrants as a derivative investment at fair value.

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
The following table presents the financial strength ratings assigned to Symetra’s principal insurance operating subsidiaries as of February 28, 2013:

	A.M. Best (1)	Standard & Poor’s (2)	Moody’s (3)	Fitch (4)
Rating	“A” (Excellent)	“A” (Strong)	“A3” (Good)	“A+” (Strong)
Outlook	Stable	Negative	Stable	Negative

(1)	“A” is the third highest of sixteen financial strength ratings assigned by A.M. Best.

(2)	“A” is the sixth highest of twenty-one financial strength ratings assigned by Standard & Poor’s.

(3)	“A3” is the seventh highest of twenty-one financial strength ratings assigned by Moody’s.

(4)	“A+” is the fifth highest of nineteen international financial strength ratings assigned by Fitch.

Symetra’s total revenues and net income for the years ended December 31, 2012, 2011 and 2010 were $2,101 million and $205 million, $1,999 million and $200 million, and $1,879 million and $201 million. As of December 31, 2012 and 2011, Symetra had total assets of $29.5 billion and $28.2 billion and shareholders’ equity of $3.6 billion and $3.1 billion. Symetra’s shareholders’ equity excluding unrealized gains (losses) from its fixed maturity investments was $2.3 billion and $2.1 billion at December 31, 2012 and 2011.
As of December 31, 2012 and 2011, White Mountains’ investment in Symetra common shares was $288 million (excluding $63 million of pre-tax equity in unrealized gains from Symetra’s fixed maturity investments) and $261 million. As of December 31, 2012 and 2011, White Mountains’ investment in Symetra warrants was $30 million and $13 million. Since inception, White Mountains has received cash dividends from Symetra of $58 million on its common share investment and $32 million on its warrant investment.
During the fourth quarter of 2011, White Mountains recorded a GAAP other-than-temporary impairment write-down on its investment in Symetra common shares. White Mountains concluded that the accounting impairment on its investment in Symetra common shares arose due to the prolonged low interest rate environment in which life insurance companies currently operate and not due to reasons specific to Symetra. As a result, White Mountains does not believe that the accounting impairment equates to an impairment in Symetra’s long-term intrinsic business value. See CRITICAL ACCOUNTING ESTIMATES — White Mountains’ Investment in Symetra Common Shares on page 100 for a complete discussion of the methodology used to determine the GAAP other-than-temporary impairment on Symetra at December 31, 2011.

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
Many states have laws and regulations that limit an insurer’s ability to exit a market. For example, certain states prohibit an insurer from withdrawing from one or more lines of insurance business in the state, unless the state regulators approve the company’s withdrawal plans. State regulators may refuse to approve such plans on the grounds that they could lead to market disruption. Such laws and regulations may restrict White Mountains’ ability to exit unprofitable markets.
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
White Mountains’ U.S.-based insurance and reinsurance operating subsidiaries are subject to state laws and regulations that require investment portfolio diversification and that limit the amount of investment in certain categories. Non-compliance may cause non-conforming investments to be non-admitted in measuring statutory surplus and, in some instances, may require divestiture. White Mountains’ investment portfolio at December 31, 2012 complied with such laws and regulations in all material respects.
One of the primary sources of cash inflows for the Company and certain of its intermediate holding companies is dividends received from its insurance and reinsurance operating subsidiaries. Under the insurance laws of the states under which White Mountains’ U.S.-based insurance and reinsurance operating subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. See “Dividend Capacity” on page 64 for further discussion.
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
While the federal government does not directly regulate the insurance business, federal legislation and administrative policies affect the insurance industry. In addition, legislation has been introduced from time to time in recent years that, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted in 2010 and created the Federal Insurance Office (“FIO”) within the Treasury Department, which is responsible for gathering information and monitoring the insurance industry to identify gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or U.S. financial system. The FIO can also recommend changes to state insurance laws and regulations. Although the deadline was in January 2012, the FIO’s “Study and Report on the Regulation of Insurance” in the United States has not yet been released. White Mountains cannot predict whether the FIO will recommend any changes or whether states will adopt any such changes.

In addition, the U.S. government enacted the Terrorism Act in 2002 and established a federal “backstop” for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest.  In December of 2007, the Terrorism Act was extended until December 31, 2014. As extended, the law now covers domestic acts of terrorism. In exchange for this “backstop”, primary insurers are required to make coverage available to commercial insureds for losses from acts of terrorism as specified in the Terrorism Act. OneBeacon is actively complying with the requirements of the Terrorism Act in order to ensure its ability to be reimbursed by the federal government for any losses it may incur as a result of future terrorist acts. (See “ONEBEACON — Terrorism” on page 10 for a further discussion of the Terrorism Act). A number of additional enacted and pending legislative measures could lead to increased consolidation and increased competition for business and for capital in the financial services industry. White Mountains cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect such measures may have on its insurance and reinsurance operations. The Terrorism Act expires in 2014, and there can be no assurance that it will be extended.
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
In accordance with provisions of Swedish law, Sirius International is permitted to transfer up to the full amount of its pre-tax income, subject to certain limitations, into an untaxed reserve referred to as a safety reserve, which equaled SEK 9.6 billion or $1.5 billion at December 31, 2012. Under GAAP, an amount equal to the safety reserve, net of a related deferred tax liability established at the Swedish tax rate, is classified as shareholder’s equity. The tax rate in effect on December 31, 2011 was 26.3%. The tax rate utilized on December 31, 2012 was the new Swedish tax rate of 22.0%. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain predetermined levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International’s safety reserve ($327 million at December 31, 2012) is included in solvency capital. Access to the safety reserve is restricted to coverage of reinsurance losses.  Access for any other purpose requires the approval of Swedish regulatory authorities.  Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the $1.5 billion balance of the safety reserve, without any provision for deferred taxes, in Sirius International’s regulatory capital when assessing Sirius International’s financial strength.

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
Sirius Group participates in the Lloyd’s market through the 100% ownership of White Mountains Sirius Capital Ltd., a Lloyd’s corporate Member, which in turn provides underwriting capacity to Syndicate 1945. Syndicate 1945 commenced underwriting on July 1, 2011 and Asta Capital Ltd. is its managing agent.  The Syndicate 1945 stamp capacity for 2013 is £93 million ($150 million based on the December 31, 2012 GBP to USD exchange rate). Stamp capacity is a measure of the amount of net premium (premiums written less acquisition costs) that a syndicate is authorized by Lloyd’s to write.
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

Solvency II
The European Commission, which is the executive body of the European Union, has proposed a directive on insurance regulation and solvency requirements known as Solvency II. The European Insurance and Occupational Pensions Authority (“EIOPA”) is an independent advisory body to the European Parliament and the Council of the European Union, and EIOPA is drafting the guidelines and standards to support the implementation of Solvency II. The Omnibus II Directive will set the date of entry into force of Solvency II. Many, including EIOPA have in the past adopted a working assumption for the timeline of Solvency II, setting January 1, 2014 as a basis for the entry into force of Solvency II. However, a definitive effective date for Solvency II regulation has not yet been established, but implementation could occur in the next couple of years. Sirius International is continuing to prepare for compliance with the upcoming Solvency II regulation, despite the uncertainty of the implementation date.

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

Bermuda
Insurance Regulation
The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), regulates the insurance businesses of the Bermuda branch of Sirius International, Star Re Ltd., White Shoals, WM Life Re and HG Re, and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (“BMA”). The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise to operate an insurance business. In addition, the BMA is required by the Insurance Act to determine whether a person who proposes to control 10 percent, 20 percent, 33 percent or 50 percent (as applicable) of the voting powers of a Bermuda registered insurer or its parent company is a fit and proper person to exercise such degree of control.
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

Certain Other Bermuda Law Considerations
The Company is an exempted company organized under the Companies Act 1981 of Bermuda (the “Companies Act”). As a result, the Company is required to comply with the provisions of the Companies Act regulating the payment of dividends and making of distributions from contributed surplus. A company is prohibited from declaring or paying a dividend, or making a distribution out of contributed surplus, if there are reasonable grounds for believing that:

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
The following table presents the financial strength ratings assigned to White Mountains’ principal insurance and reinsurance operating subsidiaries as of February 28, 2013:

	A.M. Best (1)	Standard & Poor’s (2)	Moody’s (3)	Fitch (4)
OneBeacon Ongoing Subsidiaries
Rating	“A” (Excellent)	“A-” (Strong)	“A2” (Good)	“A” (Strong)
Outlook	Stable	Stable	Stable	Stable

OneBeacon Runoff Subsidiaries (5)
Rating	“A” (Excellent)	Unrated	“A2” (Good)	“A” (Strong)
Outlook	Under Review - Negative	N/A	Negative	Rating Watch - Negative

Sirius Group
Rating	“A” (Excellent)	“A-” (Strong)	“A3” (Good)	“A” (Strong)
Outlook	Stable	Stable	Stable	Stable

(1)	“A” is the third highest of sixteen financial strength ratings assigned by A.M. Best.

(2)	“A-” is the seventh highest of twenty-one financial strength ratings assigned by Standard & Poor’s.

(3)	“A2” is the sixth highest and “A3” is the seventh highest of twenty-one financial strength ratings assigned by Moody’s.

(4)	“A” is the sixth highest highest of nineteen international financial strength ratings assigned by Fitch.

(5)
Following OneBeacon's announcement of the Runoff transaction, A.M. Best, Fitch, Moody's and Standard & Poor's each issued a press release regarding the ratings implications. A.M. Best placed the Runoff Subsidiaries under review with negative implications; Fitch placed the Runoff Subsidiaries on credit watch negative; and Moody's assigned a negative outlook. Standard & Poor's downgraded and subsequently, at the request of OneBeacon, withdrew its rating on the Runoff Subsidiaries. All four ratings agencies affirmed the ratings of the Ongoing Subsidiaries with stable Outlook.

EMPLOYEES

As of December 31, 2012, White Mountains employed approximately 1,700 people (consisting of 45 people at the Company, its intermediate holding companies, and HG Global, 1,200 people at OneBeacon, 418 people at Sirius Group, 38 people at WM Advisors and 8 people at WM Life Re). Management believes that White Mountains has satisfactory relations with its employees.

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

Item 1A.  Risk Factors
The information contained in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “FORWARD-LOOKING STATEMENTS” (page 102) for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements. The Company’s actual future results and trends may differ materially depending on a variety of factors including, but not limited to, the risks and uncertainties discussed below.

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
Both the investment income we generate and the fair market value of our investment portfolio are affected by general economic and market conditions, including fluctuations in interest rates, foreign currency exchange rates, debt market levels, equity market levels and market volatility. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we attempt to manage the risks of changes in interest rates, we may not be able to do so. In particular, a significant increase in interest rates could result in significant losses in the fair value of our investment portfolio and, consequently, could have an adverse effect on our results of operations and financial condition. We are exposed to changes in equity markets. A significant decline in the equity markets such as that experienced from September 2008 to March 2009 could have a material adverse effect on our results of operations and financial condition. Because a portion of our investment portfolio is invested in securities denominated in currencies other than U.S. dollar, the value of our portfolio is sensitive to changes in foreign currency rates. We are also exposed to changes in the volatility levels of various investment markets. The underlying conditions are outside of our control and could adversely affect the value of our investments and our results of operations and financial condition.
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
We write insurance and reinsurance policies that cover losses from catastrophic events. Our property lines policies cover unpredictable natural and other disasters, such as hurricanes, windstorms, earthquakes, floods, fires and explosions. In recent years, the frequency of major catastrophes has increased.  We have significant exposure to a major earthquake or series of earthquakes in California, the Midwestern United States, Japan or Latin America and to windstorm damage in Northern Europe, the Northeast United States, the United States Atlantic Coast (i.e., Massachusetts to Florida) and the United States Gulf Coast (i.e., Florida to Texas) regions. In addition, we are exposed to losses from terrorist attacks, such as the attacks on the United States on September 11, 2001. We are also exposed to losses caused by the same types of catastrophic events in other lines of business such as marine, aviation, trade credit and accident and health.
The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Increases in the value and concentration of insured property or insured employees, the effects of inflation, changes in cyclical weather patterns and increased terrorism may increase the frequency and/or severity of claims from catastrophic events in the future. Claims from catastrophic events could materially adversely affect our results of operations and financial condition. Our ability to write new insurance and reinsurance policies could also be impacted as a result of corresponding reductions in our capital levels.

We seek to manage our exposure to catastrophic losses by limiting the aggregate insured value of policies in geographic areas with exposure to catastrophic events by estimating a PML for many different catastrophe scenarios and by buying reinsurance. To manage and analyze aggregate insured values and PML, we use a variety of tools, including external and internal catastrophe modeling software packages. Our estimates of PML are dependent on many variables, including assumptions about the demand surge and storm surge, loss adjustment expenses, insurance-to-value and storm intensity in the aftermath of weather- related catastrophes utilized to model the event, the relationship of the actual event to the modeled event and the quality of data provided to us by ceding companies (in the case of our reinsurance operations). Accordingly, if our assumptions about the variables are incorrect, the losses we might incur from an actual catastrophe could be materially higher than our expectation of losses generated from modeled catastrophe scenarios and our results of operations and financial condition could be materially adversely affected.

We may not maintain favorable financial strength or creditworthiness ratings which could adversely affect our ability to conduct business.
Third-party rating agencies assess and rate the financial strength, including claims-paying ability, of insurers and reinsurers. These ratings are based upon criteria established by the rating agencies and are subject to revision at any time at the sole discretion of the agencies. Some of the criteria relate to general economic conditions and other circumstances outside the rated company’s control. These financial strength ratings are used by policyholders, agents and brokers as an important means of assessing the suitability of insurers and reinsurers as business counterparties and have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. These financial strength ratings do not refer to our ability to meet non-insurance obligations and are not a recommendation to purchase or discontinue any policy or contract issued by us or to buy, hold or sell our securities. The maintenance of an “A-” or better financial strength rating from A.M. Best and/or Standard & Poor’s is particularly important to our ability to write new or renewal property and casualty insurance and reinsurance business in most markets, while the maintenance of an “AA” or better financial strength rating from Standard and Poor’s is particularly important to BAM’s ability to write municipal bond insurance.  General creditworthiness ratings are used by existing or potential investors to assess the likelihood of repayment on a particular debt issue. The maintenance of an investment grade creditworthiness rating (e.g., “BBB-” or better from Standard & Poor’s, “Baa3” or better from Moody’s and “BBB-” or better from Fitch) is particularly important to our ability to raise new debt with acceptable terms.  We believe that strong creditworthiness ratings are important factors that provide better financial flexibility when issuing new debt or restructuring existing debt.
Rating agencies periodically evaluate us to confirm that we continue to meet the criteria of the ratings previously assigned to us. See “RATINGS” on page 32 for a summary of financial strength ratings on our significant insurance and reinsurance operating subsidiaries. A downgrade, withdrawal or negative watch/outlook of our financial strength ratings could severely limit or prevent our operating subsidiaries from writing new policies or renewing existing policies, which could have a material adverse effect on our results of operations and financial condition. A downgrade, withdrawal or negative watch/outlook of our creditworthiness ratings could limit our ability to raise new debt or could make new debt more costly and/or have more restrictive conditions.
Additionally, some of Sirius Group’s assumed reinsurance contracts contain optional cancellation, commutation and/or funding provisions that would be triggered if A.M. Best and/or Standard & Poor’s were to downgrade the financial strength ratings of Sirius Group’s significant reinsurance operating subsidiaries ratings below “A-”. A client may choose to exercise these rights depending on, among other things, the reasons for such a downgrade, the extent of the downgrade, the prevailing market conditions, the degree of unexpired coverage, and the pricing and availability of replacement reinsurance coverage. We cannot predict in advance how many of our clients would actually exercise such rights in the event of such a downgrade but widespread exercise of these options could be materially adverse.

There is no certainty that the Runoff Transaction will close.
 Consummation of the sale of the OneBeacon's Runoff Business pursuant is subject to conditions, primarily regulatory approval, that are outside of the control of the parties. There can be no assurance as to whether or when such conditions may be satisfied and a closing would occur. If the Runoff Transaction does not close, there can be no assurance that we will effectively manage the Runoff Business in the future.

The property and casualty insurance and reinsurance industries are highly competitive and cyclical and we may not be able to compete effectively in the future.
The property and casualty insurance and reinsurance industries are highly competitive and have historically been cyclical, experiencing periods of severe price competition and less selective underwriting standards (“soft markets”) followed by periods of relatively high prices and more selective underwriting standards (“hard markets”). In general terms, OneBeacon competes in one or more of its businesses with most of the large multi-line insurance companies, such as ACE, AIG, Chubb Group, CNA, Liberty Mutual, Travelers and Zurich Insurance Group. OneBeacon also competes with most of the specialty companies, such as Allied World Assurance Company, HCC Insurance Holdings, Inc., Ironshore Inc., Markel Corporation, RLI Corp. and W.R. Berkley Corporation. Lastly, OneBeacon competes in certain of its businesses with various local and regional insurance companies. Sirius Group competes with numerous reinsurance companies throughout the world, including Allied World Assurance Company Holdings AG, Arch Capital Group Ltd., Aspen Insurance Holdings Ltd., Axis Capital Holdings, Ltd., Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., General Reinsurance Corporation, Hannover Ruckversicherung AG, Montpelier Re Holdings, Ltd., Munich Re Group, Odyssey Re Holdings Corporation, Partner Re Ltd., Platinum Underwriters Holdings Ltd., Renaissance Re Holdings Ltd., Scor Global P&C, Swiss Re Group, Transatlantic Holdings, Inc., Validus Holdings, Ltd. and XL Capital Ltd. Many of these competitors have greater resources than we do, have established long-term and continuing business relationships throughout the insurance and reinsurance industries and may have higher financial strength ratings, which can be a significant competitive advantage for them.
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
Soft primary insurance market conditions could lead to a significant reduction in reinsurance premium rates, less favorable contract terms and fewer submissions for our reinsurance underwriting capacity. The supply of reinsurance is also related to the level of reinsured losses and the level of industry capital which, in turn, may fluctuate in response to changes in rates of return earned in the reinsurance industry. As a result, the reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excess underwriting capacity as well as periods when shortages of capacity permitted improvements in reinsurance rate levels and terms and conditions. For example, the industry experienced soft casualty market conditions of lower prices and less favorable terms from 1997 to 2001 during which profitability suffered, while the losses incurred from the terrorist attacks of September 11, 2001 and the 2005 U.S. hurricanes triggered price increases. In addition, in recent years the persistent low interest rate environment and ease of entry into the reinsurance sector has led to increased competition from third party capital in the property catastrophe excess reinsurance line. This alternative capital provides collateralized property catastrophe protection in the form of catastrophe bonds, industry loss warranties, sidecars and other vehicles that facilitate the ability for non-reinsurance entities, such as hedge funds and pension funds, to compete for property catastrophe excess reinsurance business outside of the traditional treaty market. We have observed reduced pricing and/or reduced shares in certain property catastrophe excess reinsurance markets as a result.
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
We are required to maintain adequate reserves to cover our estimated ultimate liabilities for loss and loss adjustment expenses. Loss and LAE reserves are typically comprised of (1) case reserves for claims reported and (2) IBNR reserves for losses that have occurred but for which claims have not yet been reported which include a provision for expected future development on case reserves. These reserves are estimates based on actuarial, claims and underwriting assessments of what we believe the settlement and administration of claims will cost based on facts and circumstances then known to us. Because of the uncertainties that surround estimating ultimate loss and LAE reserves, we cannot be certain that our reserves are adequate and actual claims and claim expenses paid might exceed our reserves due to the uncertainties that surround estimating loss and LAE reserves. If we determine in the future that our reserves are insufficient to cover our actual losses and LAE, we would have to add to our reserves, which could have a material adverse effect on our results of operations and financial condition.  For further discussion of our loss and LAE reserves, including our asbestos and environmental reserves, see “CRITICAL ACCOUNTING ESTIMATES - Loss and LAE Reserves” on page 74.

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

Brokers, agents or policyholders may react negatively to the Runoff Transaction.
Following OneBeacon's announcement of the Runoff Transaction, A.M. Best, Fitch, Moody's and Standard & Poor's each issued a press release regarding the ratings implications. A.M. Best placed the Runoff Subsidiaries under review with negative implications; Fitch placed the Runoff Subsidiaries on credit watch negative; and Moody's assigned a negative outlook. Standard & Poor's downgraded and subsequently, at the request of OneBeacon, withdrew its rating on the Runoff Subsidiaries. All four rating agencies affirmed the ratings on the Ongoing Subsidiaries with stable outlook.
The Runoff Subsidiaries have been underwriting specialty policies that have been ceded to the Ongoing Subsidiaries, and they will continue to do so on a limited basis up until the closing of the Runoff Transaction and for a limited time following the closing through a fronting and reinsurance agreement with Armour. It is possible that certain brokers, agents or policyholders dealing with specialty policies underwritten by the Runoff Subsidiaries could determine that the Runoff Subsidiaries no longer meet their placement standards and could cease placing business with the Runoff Subsidiaries. While OneBeacon believes that the Runoff Subsidiaries' financial strength is robust notwithstanding the Runoff Transaction, it intends to take various steps to provide assurances to the Runoff Subsidiaries’ brokers, agents and policyholders. However, there is no assurance that the Runoff Subsidiaries will be successful in continuing to underwrite the specialty business on an interim basis, which may have an adverse impact on OneBeacon.

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
As of December 31, 2012, we had approximately $752 million face value of indebtedness and $250 million face value of non-cumulative perpetual preference shares outstanding.

Our ability to meet our debt, preferred stock and related service obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which are beyond our control.  We are also subject to restrictive financial covenants contained in our revolving credit facility that require us to maintain specified financial ratios and to satisfy financial condition tests.  These covenants can restrict us in several ways, including our ability to incur additional indebtedness.  A breach of these covenants could result in an event of default under our revolving credit facility which would allow lenders to declare any amounts owed under the revolving credit facility to be immediately due and payable.  A failure by certain of our subsidiaries to pay principal and interest on a credit facility, mortgage or similar debt agreement (“covered debt”), where such a default results in the acceleration of at least $75 million principal amount of covered debt, could trigger a cross acceleration provision contained in our revolving credit facility.  A failure by OneBeacon Ltd. subsidiaries to pay principal and interest on covered debt, where such failure results in the acceleration of at least $75 million principal amount of covered debt, could trigger the acceleration of the 2012 OBH Senior Notes. A failure by SIG subsidiaries to pay principal and interest on covered debt, where such failure results in the acceleration of at least $25 million principal amount of covered debt, could trigger the acceleration of the SIG Senior Notes. If we do not have enough cash to repay accelerated debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more cash or sell equity.  We cannot assure you that we will be able to accomplish any of these alternatives on terms acceptable to us, if at all.
We could incur additional indebtedness and issue additional preferred stock in the future. To the extent new debt, new preferred stock and other obligations are added to our and our subsidiaries’ current debt and preferred stock levels, the risks described in the previous paragraph would increase.

We are a holding company with no direct operations, and our insurance and reinsurance subsidiaries’ ability to pay dividends and other distributions to us is restricted by law.
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
Our top tier regulated insurance and reinsurance operating subsidiaries have the ability to pay approximately $1.2 billion of dividends and group contributions to us without prior approval of regulatory authorities during 2013.  At December 31, 2012, the Company and its intermediate holding companies had $132 million of net unrestricted cash, short-term investments and fixed maturity investments and $618 million of common equity securities and other long-term investments outside of OneBeacon and Sirius Group and $300 million available to be drawn from its revolving credit facility.  In addition, at December 31, 2012, OneBeacon Ltd. and its intermediate holding companies had $272 million of net unrestricted cash, short-term investments and fixed maturity investments and $33 million of common equity securities and convertible fixed maturity investments outside of its regulated and unregulated insurance operating subsidiaries; Sirius Group and its intermediate holding companies had $72 million of net unrestricted cash, short-term investments and fixed maturity investments and $18 million of other long-term investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries. See “Dividend Capacity” on page 64. Management believes that our cash balances, cash flows from operations and cash flows from investments are adequate to meet expected cash requirements for the foreseeable future on both a holding company and operating subsidiary level. However, if our insurance and reinsurance subsidiaries cannot pay dividends in future periods or if we contribute additional funds to fulfill our obligations under our life reinsurance contracts, we may have difficulty servicing our debt, paying dividends on our common and preferred shares and meeting our holding company expenses. For additional information relating to insurance and reinsurance regulations governing our operations, see “Regulation” on page 26.

We may suffer losses from unfavorable outcomes from litigation and other legal proceedings.
In the ordinary course of business, we are subject to litigation and other legal proceedings as part of the claims process, the outcomes of which are uncertain. We maintain reserves for these legal proceedings as part of our loss and LAE reserves. We also maintain separate reserves for legal proceedings that are not related to the claims process.  Additionally, we have agreed to indemnify Allstate in respect of certain litigation and other matters arising out of the operations of Esurance prior to the closing of the Esurance Sale.  In the event of an unfavorable outcome in one or more legal matters, our ultimate liability may be in excess of amounts we have currently reserved for and such additional amounts may be material to our results of operations and financial condition. For a description of our significant ongoing non-claims related legal proceedings, see “Legal Proceedings” on page 41 and Note 19 Commitments and Contingencies on page F-74.
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
Our non-U.S. reinsurance companies are subject to foreign regulations, including Solvency II which regulates insurance firms that operate in the EU.  A definitive effective date for Solvency II regulation has not yet been established, but implementation could occur in the next few years. Solvency II was enacted to reduce the risk that insurers would not be able to pay claims to policyholders as well as promote financial stability through minimum capital requirements as well as other requirements for the governance and risk management of insurers and the supervision of insurers.  We cannot predict what regulations will be adopted to implement Solvency II nor the impact of such regulation upon our non-U.S. reinsurers or their wholly owned subsidiaries.  In addition, it is possible that the NAIC could adopt part or all of Solvency II including minimum capital requirements that could be in excess of our current minimum capital requirements established by state regulations.  If the NAIC adopted Solvency II including additional capital requirements, our business and results of operations could be materially impacted.

We could be subject to litigation, regulatory enforcement action and damage to our reputation if confidential personally identifiable information is mishandled or stolen.
Our operating entities collect and store personally identifiable information from consumers.  If our data security measures fail and personally identifiable information is mishandled or stolen, we could be subject to litigation and regulatory enforcement action.  Further, such a failure could damage our reputation, which could have an adverse effect on our business, results of operations and financial condition.

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
We have a deferred tax asset of $146 million (net of a valuation allowance of $36 million) related to net operating loss carryforwards, capital loss carryforwards and tax credit carryforwards at December 31, 2012 that are subject to carryforward limitations in the United States.  We also have a deferred tax asset of $317 million (net of a valuation allowance of $192 million) related to net operating loss carryforwards in Luxembourg at December 31, 2012 that are not subject to limitation. The loss carryforwards in Luxembourg primarily relate to tax deductible write-downs in 2007 and 2008 of investments in U.S. subsidiaries held by Luxembourg subsidiaries. Utilization of these assets and other assets included in our worldwide net deferred tax asset of $228 million (net of a valuation allowance of $254 million) is dependent on generating sufficient future taxable income of the appropriate character (i.e. ordinary income or capital gains) in the appropriate jurisdiction. If it is determined that it is more likely than not that sufficient future taxable income will not be generated, we would be required to increase the valuation allowance in future periods, which would have an adverse effect on our results of operations and financial condition.

Changes in tax laws or tax treaties may cause more of the income of certain non-U.S. companies in our group to become subject to taxes in the United States.
The taxable income of our U.S. subsidiaries is subject to U.S. federal, state and local income tax and other taxes. The income of the non-U.S. companies in our group is generally subject to a lower effective tax rate than that imposed by the United States. Certain of our non-U.S. companies are eligible for the benefits of tax treaties between the United States and other countries. We believe our non-U.S. companies will continue to be eligible for treaty benefits. However, it is possible that factual changes or changes to U.S. tax laws or changes to tax treaties that presently apply to our non-U.S. companies could increase income subject to tax, or the tax rate on income, in the United States.  For example, legislation has been introduced into Congress that would tax a corporation based on the domicile of its officers rather than the domicile of the corporation.  Similarly, changes to the applicable tax laws, treaties or regulations of other countries could subject the income of members of our group to higher rates of tax outside the United States.

We have significant deferred tax assets which we may be unable to utilize pursuant to the newly enacted Swedish tax legislation.
On January 1, 2013, new tax legislation became effective in Sweden that limits the deductibility of interest paid on certain intra-group debt instruments. Uncertainty exists with respect to the interpretation of the legislation. Adverse interpretation of the legislation could cause us to write down some or all of the $55 million in deferred tax assets related to intra-group debt instruments in our internal capital structure, which would have an adverse effect on our results of operations and financial condition.

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

Our corporate affairs are governed by the Companies Act. The Companies Act differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including the provisions relating to interested directors, amalgamations, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of directors. Generally, the duties of directors and officers of a Bermuda company are owed to the company only. Shareholders of Bermuda companies generally do not have rights to take action against directors or officers of the company and may only do so in limited circumstances. Class actions and derivative actions are generally not available to shareholders under Bermuda law. The Bermuda courts, however, would ordinarily be expected to permit a shareholder to commence an action in the name of a company to remedy a wrong to the company where the act complained of is alleged to be beyond the corporate power of the company or illegal, or would result in the violation of the company’s memorandum of association or bye-laws. Furthermore, consideration would be given by a Bermuda court to acts that are alleged to constitute a fraud against non-controlling shareholders or, for instance, where an act requires the approval of a greater percentage of the company’s shareholders than that which actually approved it.
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
OneBeacon Ltd.’s headquarters are located in Hamilton, Bermuda and the headquarters of its U.S. operations and principal executive office are located in Minnetonka, Minnesota. OneBeacon also maintains branch offices in various cities throughout the United States.
Sirius International Insurance Group Ltd.’s headquarters are located in Hamilton, Bermuda and its principal executive office is located in New York, New York.  Sirius International is headquartered in Stockholm, Sweden with various branch offices in Europe, Australia, Asia and Bermuda.  Sirius America is headquartered in New York, New York with various offices in the United States and in Toronto, Canada.
The Company’s headquarters, registered office, principal executive office, and corporate accounting, reporting and internal audit offices are leased.  White Mountains owns its investment and corporate finance office in Connecticut. Sirius Group’s home offices and substantially all of its branch offices are leased.  OneBeacon owns a building in Canton, Massachusetts that houses certain of its shared services functions, while its principal executive office and branch offices are leased. Management considers its office facilities suitable and adequate for its current level of operations.

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

Esurance Sale
In 2011, the Company sold its Esurance and Answer Financial businesses (the "Transferred Companies") to The Allstate Corporation (“Allstate”) for a purchase price of approximately $1.01 billion. The purchase price consisted of $700 million plus the tangible book value of the Transferred Companies at the closing, which was estimated to be $308 million. Following closing, Allstate was required to prepare a final closing statement, including an audited balance sheet for the Transferred Companies as of the closing date.  The Company is disputing Allstate's calculation of tangible book value in the closing statement.  The amount in dispute is approximately $20 million.  The dispute principally relates to (i) the elimination of $25 million (pre-tax) of deferred acquisition costs ($16 million, after tax) and (ii) the inclusion of a liability equal to the costs associated with an Esurance extra-contractual (“ECO”) matter settled in April 2012 of $5 million ($3 million, after tax). Per the agreement governing the sale of the Transferred Companies (the “Sale Agreement”), disputes over the closing statement are to be arbitrated by an independent accountant.
The Company believes this final closing statement was required to be prepared and audited no later than January 5, 2012.  Allstate did not deliver the final closing statement to the Company until June 6, 2012, with an audit report dated June 1, 2012. As a result, in addition to the substantive disputes over the final closing statement, the Company also believes that Allstate's failure to have the final closing statement prepared and audited by the required date constituted a breach of Allstate's obligations under the Sale Agreement. The Company brought suit in the United States District Court for the Southern District of New York in connection with such breach. The court concluded that the Company’s breach claim should also be arbitrated by the independent accountant under the Sale Agreement. That process is proceeding.

Tribune Company
In June 2011, Deutsche Bank Trust Company Americas, Law Debenture Company of New York and Wilmington Trust Company (collectively referred to as “Plaintiffs”), in their capacity as trustees for certain senior notes issued by the Tribune Company (“Tribune”), filed lawsuits in various jurisdictions (the “Noteholder Actions”) against numerous defendants including OneBeacon, OBIC-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune seeking recovery of the proceeds from the sale of common stock of Tribune in connection with Tribune's leveraged buyout in 2007 (the “LBO”). Tribune filed for bankruptcy in 2008 in the Delaware bankruptcy court (the “Bankruptcy Court”) and emerged from bankruptcy at the end of 2012 in a Chapter 11 reorganization. During the bankruptcy proceedings, the Bankruptcy Court granted Plaintiffs permission to commence these LBO-related actions. Plaintiffs seek recovery of the proceeds received by the former Tribune shareholders on a theory of constructive fraudulent transfer asserting that Tribune purchased or repurchased its common shares without receiving fair consideration at a time when it was, or as a result of the purchases of shares, was rendered, insolvent. OneBeacon has entered into a joint defense agreement with other affiliates of White Mountains that are defendants in the action. Certain subsidiaries of White Mountains received a total of approximately $39 million for Tribune common stock tendered in connection with the LBO.
        In December 2011, the Judicial Panel on Multidistrict Litigation granted a motion to consolidate all of the Noteholder Actions for pretrial matters and transfer all such proceedings to the United States District Court for the Southern District of New York.
        In addition, OneBeacon, OBIC-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company, on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). The Committee Action has been consolidated with the Noteholder Actions.
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

 Ace American Insurance Company
A subsidiary of OneBeacon, OBH, was sued in Federal Court in the Eastern District of Pennsylvania on August 17, 2012 by Ace American Insurance Company (“Ace”).  The complaint alleges that OBH, through a professional recruiting firm, improperly hired a group of Ace employees from Ace's surety division.  The complaint sought injunctive relief and unspecified damages. After court-ordered expedited discovery was completed, the claims for injunctive relief were resolved pursuant to a confidential agreement.  The remaining claim against OBH is for damages only and is scheduled to be heard in April.  After the claims against OBH for injunctive relief were resolved, Ace filed a Demand for Arbitration against five of the former Ace surety employees hired by OneBeacon, alleging breach of their duty of loyalty to Ace and misappropriation of Ace trade secrets.  OneBeacon believes that Ace's damages claim against OBH and the claims against the individual employees are without merit and intends to vigorously defend both.

Item 4.   Mine Safety Disclosures

None.

Executive Officers of the Registrant and its Subsidiaries (As of February 28, 2013)

Name	Position	Age	Executive officer since
Raymond Barrette	Chairman and CEO	62	2007
Reid T. Campbell	Managing Director of White Mountains Capital, Inc.	45	2007
David T. Foy	Executive Vice President and Chief Financial Officer	46	2003
T. Michael Miller	President and CEO of OneBeacon Ltd.	54	2005
Kernan V. Oberting	Managing Director of White Mountains Capital, Inc.	43	2013
J. Brian Palmer	Vice President and Chief Accounting Officer	40	2001
G. Manning Rountree	Managing Director of White Mountains Capital, Inc. and President of WM Advisors	40	2009
Robert L. Seelig	Managing Director and General Counsel	44	2002
Allan L. Waters	President and CEO of Sirius Group Ltd.	55	2007

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

Mr. Oberting has served as a Managing Director of White Mountains Capital, Inc. since July 2012. From 2008 to 2012, Mr. Oberting was the founder and Managing Member of Oakum Bay Capital (f/k/a KVO Capital Management) and is presently its Non-Executive Chairman. From 2004 to 2008, Mr. Oberting served as Executive Vice President and Chief Financial Officer of Montpelier Re Holdings, Ltd.. Mr. Oberting previously worked for White Mountains entities from 1995 to 2004 in various capacities. Prior to White Mountains, Mr. Oberting was a trader at CS First Boston (Japan) from 1993 to 1995.
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

PART II

Item 5.  Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

White Mountains’ common shares are listed on the New York Stock Exchange (symbol “WTM”) and the Bermuda Stock Exchange (symbol “WTM-BH”). As of February 27, 2013, there were 320 registered holders of White Mountains common shares, par value $1.00 per share. The quarterly range of the high and low sales price for common shares during 2012 and 2011 is presented below:

	2012		2011
Quarter ended:	High	Low	High	Low
December 31	$526.49	$505.20	$453.79	$395.03
September 30	538.81	504.06	438.25	377.00
June 30	549.98	495.05	428.24	343.63
March 31	518.80	436.54	381.25	338.89
For information on securities authorized for issuance under the Company’s equity compensation plans, see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” on page 106.

The following graph shows the five-year cumulative total return for a shareholder who invested $100 in common shares as of January 1, 2007, assuming re-investment of dividends. Cumulative returns for the five-year period ended December 31, 2012 are also shown for the Standard & Poor’s 500 Stocks (Property & Casualty) Capitalization Weighted Index (“S&P P&C”) and the Standard & Poor’s 500 Stocks Capitalization Weighted Index (“S&P 500”) for comparison.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
Index Value
125
100
75
50
2007
2008
2009
2010
2011
2012
WTM
S&P 500
S&P P&C

Purchases of Equity Securities by the Company
The following table provides information regarding common shares repurchased by the Company during the fourth quarter of 2012:

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
October 1 - 31, 2012	—	—	—	970,496
November 1 - 30, 2012	—	—	—	970,496
December 1 - 31, 2012	292,449	$518.89	285,000	685,496
Total	292,449	$518.89	285,000	685,496

(1)
On November 17, 2006, White Mountains' board of directors authorized the Company to repurchase up to 1,000,000 of its common shares, from time to time, subject to market conditions.  On August 26, 2010 and May 25, 2012, White Mountains' board of directors authorized the Company to repurchase up to an additional 600,000 and 1,000,000, respectively, common shares, for a total authorization of 2,600,000 shares. Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorization does not have a stated expiration.

Item 6.  Selected Financial Data

Selected consolidated income statement data and ending balance sheet data for each of the five years ended through December 31, 2012, follows:

	Year Ended December 31,
$ in millions, except share and per share amounts	2012	2011	2010	2009	2008 (a)
Income Statement Data:
Revenues	$2,436	$2,173	$2,334	$2,926	$1,440
Expenses	2,173	2,075	2,145	2,143	2,456
Pre-tax income (loss)	263	98	189	783	(1,016)
Income tax benefit (expense)	16	110	(30)	(209)	463
Non-controlling interest	14	(42)	(53)	(110)	74
Equity in earnings (losses) of unconsolidated affiliates	29	(20)	11	24	6
Discontinued operations, net of tax (b)	(115)	622	(30)	(18)	(86)
Net income (loss) before extraordinary items	207	768	87	470	(559)
Extraordinary gains	—	—	—	—	4
Net income (loss) attributable to White Mountains’ common shareholders	$207	$768	$87	$470	$(555)
Earnings (loss) before extraordinary items attributable to White Mountains’ common shareholders per share:
Basic — continuing operations	$47.41	$18.56	$13.63	$55.13	$(45.82)
Basic — discontinued operations	(16.91)	78.88	(3.51)	(2.02)	(8.44)
Diluted — continuing operations	$47.41	$18.56	$13.63	$55.13	$(45.82)
Diluted — discontinued operations	(16.91)	78.88	(3.51)	(2.02)	(8.44)
Balance Sheet Data:
Total assets	$12,895	$14,064	$14,534	$15,443	$15,896
Debt (c)	751	678	819	1,051	1,362
Non-controlling interest—OneBeacon Ltd	251	273	295	351	284
Non-controlling interest—SIG Preference Shares	250	250	250	250	250
Non-controlling interest—HG Global (d)	17	—	—	—	—
Non-controlling interest—BAM (d)	(36)	—	—	—	—
Non-controlling interest—consolidated limited partnerships and A.W.G. Dewar	44	57	63	83	80
White Mountains’ common shareholders’ equity	3,732	4,088	3,653	3,657	2,899
Book value per share (e)	$593.20	$539.43	$445.76	$412.73	$328.97
Adjusted book value per share (f)	$587.63	$542.11	$440.59	$416.52	$353.07
Share Data:
Cash dividends paid per common share	$1.00	$1.00	$1.00	$1.00	$4.00
Ending common shares (000’s) (g)	6,291	7,578	8,195	8,860	8,809
Ending equivalent common shares (000’s) (h)	(39)	(38)	(37)	(57)	(37)
Ending common and equivalent common shares (000’s)	6,252	7,540	8,158	8,803	8,772

(a)
Due to the global financial crisis, during 2008 White Mountains experienced significant decreases in: realized and unrealized investment returns reported in revenues; net income; total assets; and adjusted book value per share.

(b)
As a result of the Esurance Sale, the AutoOne Sale, and the Runoff Transaction, White Mountains has reclassified the results from these businesses for the past five years in the table above to discontinued operations, net of tax. In 2012, discontinued operations, net of tax, includes a $91 loss related to the sale of the Runoff Business and a net loss of $24 related to the operations of the Runoff Business. In 2011, discontinued operations, net of tax, includes a $678 gain related to the Esurance Sale, a $19 loss related to the AutoOne Sale, and a $37 net loss related to the Runoff Business.

(c)
At December 31, 2012, White Mountains had $75 outstanding under its credit facility, which was repaid in January 2013. During 2011 and 2010, OneBeacon repurchased $150 and $187 face value of the OBH Senior Notes. At December 31, 2008, White Mountains had $200 outstanding under its credit facility, which was repaid during 2009.

(d)
During 2012, White Mountains capitalized HG Global with approximately $600 to fund the start-up of BAM. At December 31, 2012, White Mountains owned 97.3% of HG Global’s preferred equity and 88.7% of its common equity. White Mountains does not have an ownership interest in BAM, which is a mutual insurance company owned by its members. Accordingly, all of BAM’s results are attributed to non-controlling interest.

(e)
Includes the dilutive effects of outstanding incentive options to acquire common shares. Non-qualified options were not included in the diluted earnings per share denominator as their inclusion would be anti-dilutive for the periods presented.

(f)
Adjusted book value per share is a non-GAAP measure which is derived by expanding the GAAP book value per share calculation to include the effects of assumed conversion of all in-the-money convertible securities and to exclude the net unrealized gains (losses) from Symetra’s fixed maturity portfolio and unearned restricted common shares. See the reconciliation of adjusted book value per share to book value per share on page 47.

(g)
During 2012, 2011 and 2010, White Mountains repurchased 1,329,640, 646,502 and 687,871, respectively, of its common shares through a combination of tender offers, open market transactions and other transactions.

(h)
Includes outstanding options to acquire common shares, when applicable, and excludes unearned shares of restricted stock, the compensation of which, at the date of calculation, has yet to be amortized.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains “forward-looking statements”. White Mountains intends statements that are not historical in nature, which are hereby identified as forward-looking statements, to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. White Mountains cannot promise that its expectations in such forward-looking statements will turn out to be correct. White Mountains’ actual results could be materially different from and worse than its expectations. See “FORWARD-LOOKING STATEMENTS” on page 102 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.
The following discussion also includes three non-GAAP financial measures, adjusted comprehensive income, adjusted book value per share and adjusted capital, that have been reconciled to their most comparable GAAP financial measures (see page 73). White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ financial performance and condition.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

Overview—Year Ended December 31, 2012 versus Year Ended December 31, 2011
White Mountains ended 2012 with an adjusted book value per share of $588, an increase of 8.6%, including dividends, from December 31, 2011. White Mountains reported adjusted comprehensive income of $245 million in 2012 compared to adjusted comprehensive income of $745 million in 2011, which included an after-tax gain of $678 million from the Esurance Sale.
OneBeacon's book value per share decreased 0.8% during 2012, including dividends. OneBeacon's 2012 results included $101 million of after-tax GAAP losses related to the sale of its Runoff Business, which resulted in a decrease of $12 to White Mountains’ adjusted book value per share (net of non-controlling interest). OneBeacon's GAAP combined ratio was 98% for 2012 compared to 92% for 2011. The increase was primarily driven by higher catastrophe losses, mainly from hurricane Sandy, lower favorable loss reserve development and higher expenses. Sirius Group's GAAP combined ratio was 90% for 2012 compared to 100% for 2011. Sirius Group’s combined ratio for 2012 included 13 points of catastrophe losses, 11 points of which were from hurricane Sandy, compared to 24 points of catastrophe losses for 2011. Additionally, Sirius Group’s combined ratio for 2012 included 3 points of losses from its agricultural line of business, primarily as a result of the drought in the midwestern United States.
Total net written premiums increased 8% to $2,127 million in 2012 from $1,978 million in 2011, due to higher net written premiums at both OneBeacon and Sirius Group.  OneBeacon’s net written premiums increased 11% to $1,179 million in 2012, primarily due to new business and improved retention in several lines, particularly within the accident, government risk, energy and technology businesses. In January 2013, OneBeacon terminated its relationship with Hagerty and sold Essentia, the wholly owned subsidiary that wrote OneBeacon’s Hagerty collector car and boat business, to Markel Corporation. Business written through Hagerty generated net written premiums of approximately 8% of White Mountains’ consolidated net written premiums in each of 2012, 2011 and 2010. OneBeacon will recognize a $23 million pre-tax gain on the sale of Essentia ($15 million after tax) in the first quarter of 2013. Sirius Group’s net written premiums increased 3% to $948 million in 2012, primarily due to increases in the accident and health and property lines of business, partially offset by a decrease in the trade credit line of business.
White Mountains’ GAAP investment return was 4.9% in 2012. The fixed income portfolio return (in local currencies) of 3.8% was higher than the Barclay’s Intermediate Aggregate Bond Index return of 3.6%, despite significantly less duration risk, while the equity portfolio return was 7.7% compared to the S&P 500 Index return of 16.0%. In addition, adjusted book value per share increased $10 in 2012 from share repurchases and $3 from foreign currency translation.
Effective January 1, 2013, Sweden reduced its corporate tax rate from 26.3% to 22.0%, and Luxembourg increased its corporate tax rate from 28.8% to 29.2%.  This resulted in a reduction in Sirius Group's net deferred tax liabilities in Sweden and an increase in Sirius Group's net deferred tax assets in Luxembourg at December 31, 2012. In addition, during the quarter Sirius Group had a net release of valuation allowances on deferred tax assets in Luxembourg and White Mountains established a valuation allowance on deferred tax assets of a group of U.S. companies reported in the Other Operations segment. In total, these changes resulted in an increase to adjusted book value per share of $13 in the fourth quarter of 2012.

Overview-Year Ended December 31, 2011 versus Year Ended December 31, 2010
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
OneBeacon’s book value per share increased 3% during 2011, including dividends. OneBeacon's GAAP combined ratio was 92% for 2011 compared to 96% for 2010. The decrease was primarily driven by improved current accident year results, partially offset by higher catastrophe losses. Sirius Group’s GAAP combined ratio was 100% for 2011 compared to 94% for 2010. Both years were impacted by significant catastrophe losses as 2011 included 24 points of catastrophe losses compared to 23 points in 2010.
Total net written premiums decreased 3% to $1,978 million in 2011 from $2,034 million in 2010. Excluding the $180 million of net written premiums in 2010 related to OneBeacon’s personal lines business, net written premiums were up 7% in 2011, due to higher net written premiums at both OneBeacon and Sirius Group. OneBeacon's net written premiums increased 8% to $1,063 million in 2011, primarily due to new business and improved retention in several lines, particularly within the accident, government risk, energy and technology businesses. Sirius Group's net written premiums increased 6% to $916 million in 2011, primarily due to increases in the accident and health and trade credit lines of business and foreign currency translation.
White Mountains’ GAAP investment return was 2.9% in 2011. The fixed income portfolio return (in local currencies) of 3.1% was lower than the Barclay’s Intermediate Aggregate Bond Index return of 6.0%, as the fixed income portfolio trailed the longer-duration benchmark as rates declined. The equity portfolio return was 1.4% compared to the S&P 500 Index return of 2.1%.
In addition, adjusted book value per share increased $17 in 2011 from the release of a valuation allowance against deferred tax assets in two Luxembourg subsidiaries and $5 from share repurchases. Also, adjusted book value per share decreased $6 in 2011 from a GAAP other-than-temporary impairment write-down on the investment in Symetra common shares. White Mountains concluded that the accounting impairment on its investment in Symetra common shares existed due to the prolonged low interest rate environment in which life insurance companies operate and not from reasons specific to Symetra itself. As a result, White Mountains does not believe that the accounting impairment equates to an impairment in Symetra's long-term intrinsic business value. See CRITICAL ACCOUNTING ESTIMATES - White Mountains’ Investment in Symetra Common Shares on page 100 for a more detailed discussion.  Foreign currency translation did not have a significant impact on adjusted book value per share in 2011.

Adjusted Book Value Per Share

The following table presents White Mountains’ adjusted book value per share, a non-GAAP financial measure, for the years ended December 31, 2012, 2011 and 2010 and reconciles this non-GAAP measure to the most comparable GAAP measure (See NON-GAAP FINANCIAL MEASURES on page 73):

	December 31,
	2012	2011	2010
Book value per share numerators (in millions):
White Mountains’ common shareholders’ equity	$3,731.8	$4,087.7	$3,653.0
Equity in net unrealized gains from Symetra’s fixed maturity portfolio	(57.7)	—	(58.5)
Adjusted book value per share numerator	$3,674.1	$4,087.7	$3,594.5
Book value per share denominators (in thousands of shares):
Common shares outstanding	6,291.0	7,577.9	8,194.9
Unearned restricted shares	(38.7)	(37.6)	(36.5)
Adjusted book value per share denominator	6,252.3	7,540.3	8,158.4
Book value per share	$593.20	$539.43	$445.76
Adjusted book value per share	$587.63	$542.11	$440.59
Dividends paid per share	$1.00	$1.00	$1.00

Review of Consolidated Results

A summary of White Mountains’ consolidated financial results for the years ended December 31, 2012, 2011 and 2010 follows:

	Year Ended December 31,
Millions	2012	2011	2010
Gross written premiums	$2,438.0	$2,256.4	$2,371.6
Net written premiums	$2,126.9	$1,978.4	$2,033.5
Revenues
Earned insurance and reinsurance premiums	$2,063.6	$1,924.5	$2,029.0
Net investment income	153.6	184.5	208.9
Net realized and unrealized investment gains	118.2	74.1	77.6
Other revenue — foreign currency translation (losses) gains	39.9	(5.5)	27.6
Other revenue — Tuckerman Fund I (1)	24.1	24.3	23.3
Other revenue — Symetra warrants	17.7	(24.5)	(1.4)
Other revenue — other	18.6	(4.3)	(31.3)
Other revenue (losses)	100.3	(10.0)	18.2
Total revenues	2,435.7	2,173.1	2,333.7
Expenses
Losses and LAE	1,193.9	1,174.3	1,216.6
Insurance and reinsurance acquisition expenses	430.2	402.2	419.6
Other underwriting expenses	321.8	268.1	295.9
General and administrative expenses	131.0	143.5	125.9
General and administrative expenses — Tuckerman Fund I (1)	21.0	23.5	20.6
General and administrative expenses — BAM	19.6	—	—
Accretion of fair value adjustment to loss and LAE reserves	10.6	8.3	8.5
Interest expense on debt	44.8	55.2	57.3
Total expenses	2,172.9	2,075.1	2,144.4
Pre-tax income	262.8	98.0	189.3
Income tax benefit (expense)	15.7	110.0	(29.6)
Net income from continuing operations	278.5	208.0	159.7
Net gain on sale of Esurance, net of tax	—	677.5	—
Net loss on sale of AutoOne, net of tax	(91.0)	(19.2)	—
Net loss from discontinued operations, net of tax	(24.0)	(36.7)	(30.1)
Equity in (losses) earnings of unconsolidated affiliates	29.9	(20.2)	9.9
Net income	193.4	809.4	139.5
Net loss (income) attributable to non-controlling interests	14.0	(41.5)	(53.0)
Net income attributable to White Mountains’ common shareholders	207.4	767.9	86.5
Change in equity in net unrealized (losses) gains from investments in unconsolidated affiliates	57.7	(58.5)	73.5
Change in foreign currency translation and other	36.7	(26.0)	56.1
Comprehensive income	301.8	683.4	216.1
Comprehensive loss (income) attributable to non-controlling interests	.8	2.8	(1.7)
Comprehensive income attributable to White Mountains’ common shareholders	302.6	686.2	214.4
Change in net unrealized losses (gains) from Symetra’s fixed maturity portfolio	(57.7)	58.5	(73.5)
Adjusted comprehensive income (2)	$244.9	$744.7	$140.9
(1) On December 31, 2011, Tuckerman Fund I was dissolved and all of the net assets of the fund, which consisted of the LLC units of Hamer and Bri-Mar, two small manufacturing companies, were distributed. As of October 1, 2012, Hamer and Bri-Mar are no longer consolidated and are accounted for as investments in unconsolidated affiliates.
(2) Adjusted comprehensive income is a non-GAAP measure. For a reconciliation to the most comparable GAAP measure (see NON-GAAP MEASURES on page 73).

Consolidated Results—Year Ended December 31, 2012 versus Year Ended December 31, 2011
White Mountains’ total revenues increased 12% to $2,436 million in 2012 compared to $2,173 million in 2011, primarily due to higher earned insurance and reinsurance premiums, foreign currency translation gains, higher net realized and unrealized investment gains and an improvement of the mark-to-market performance of the Symetra warrants, partially offset by lower net investment income. Earned premiums increased 7% to $2,064 million in 2012, with an 11% increase at OneBeacon and a 3% increase at Sirius Group. Net investment income was down 17% to $154 million in 2012, principally due to a lower invested asset base driven by share repurchases and lower fixed maturity yields. White Mountains reported net realized and unrealized investment gains of $118 million in 2012 compared to $74 million in 2011. Net realized and unrealized investment gains for both periods were impacted by foreign currency translation on U.S. dollar-denominated investments at Sirius International, the effects of which are offset in other comprehensive income (see “Impact of Foreign Currency on Investment Returns” on page 59). Other revenues increased to a gain of $100 million in 2012 from a loss of $10 million in 2011, due primarily to $40 million in foreign currency translation gains and $18 million in mark-to-market gains on the Symetra warrants in 2012, compared to $6 million in foreign currency translation losses and $25 million in mark-to-market losses on the Symetra warrants in 2011.  Other revenues included a $25 million loss from WM Life Re in 2012 compared to a $16 million loss in 2011. See Note 8 - Variable Annuity Reinsurance for details regarding WM Life Re’s total impact on White Mountains’ statement of operations. Other revenues in 2012 also included a $15 million pre-tax gain on Sirius Group’s sale of IMG, $14 million in pre-tax transaction gains from White Mountains Solutions’ acquisitions that closed in 2012, a $5 million pre-tax gain on OneBeacon’s sale of a shell company and a $6 million pre-tax loss from OneBeacon’s repurchase of its remaining 2003 OBH Senior Notes. Other revenues in 2011 included a $7 million pre-tax gain from Sirius Group’s acquisition of Old Lyme.
White Mountains’ total expenses increased 5% to $2,173 million in 2012 compared to $2,075 million in 2011. Losses and LAE expenses increased 2% and insurance and reinsurance acquisition expenses increased by 7%, driven by increased business volume. The increase in loss and LAE expenses was partially offset by lower catastrophe losses. Other underwriting expenses increased 20%, driven by increased business volume, start-up costs for new specialty businesses at OneBeacon and the migration of OneBeacon’s corporate functions to Minnesota. General and administrative expenses were $172 million in 2012, which includes $20 million in expenses from the consolidation of BAM, compared to $167 million in 2011. Excluding the $20 million of expenses related to BAM, general and administrative expenses decreased 9% in 2012, primarily due to lower incentive compensation expenses. 2011 included a higher level of incentive compensation expenses as a result of the gain from the Esurance Sale and a 35% increase in White Mountains’ stock price during 2011 compared to a 14% increase in 2012. Interest expense on debt decreased 19% to $45 million in 2012 compared to $55 million in 2011, primarily due to reductions of outstanding debt resulting from repurchases of the 2003 OBH Senior Notes.

Consolidated Results—Year Ended December 31, 2011 versus Year Ended December 31, 2010
White Mountains’ total revenues decreased 7% to $2,173 million in 2011 compared to $2,334 million in 2010, primarily due to lower earned insurance premiums, net investment income, net investment gains and other revenues. Earned premiums were down 5% to $1,925 million in 2011, due primarily to a 14% decrease at OneBeacon, which was driven by the sale of its personal lines business in 2010. Excluding the $202 million of earned premiums in 2010 related to OneBeacon’s personal lines business, earned premiums were up 5% in 2011, with a 3% increase at OneBeacon and an 8% increase at Sirius Group. Net investment income was down 12% to $185 million in 2011, due primarily to lower fixed maturity yields and a reduction in invested assets from the sale of OneBeacon’s personal lines business in 2010, repurchases of a portion of the 2003 OBH Senior Notes and share repurchases. White Mountains reported net realized and unrealized investment gains of $74 million in 2011 compared to $78 million in 2010. Net realized and unrealized investment gains for both periods were significantly impacted by foreign currency translation on U.S. dollar-denominated investments at Sirius International, the effects of which are offset in other comprehensive income (see “Impact of Foreign Currency on Investment Returns” on page 59). Other revenues decreased to a loss of $10 million in 2011 from a gain of $18 million in 2010, due primarily to foreign currency translation losses and higher mark-to-market losses on the Symetra warrants, partially offset by lower losses reported by WM Life Re.  Other revenues included a $16 million loss from WM Life Re in 2011 compared to a $45 million loss in 2010.  Other revenues in 2011 also included a $7 million pre-tax gain from Sirius Group’s acquisition of Old Lyme, while other revenues in 2010 included a $13 million pre-tax gain from Sirius Group’s acquisition of Central National.
White Mountains’ total expenses decreased 3% to $2,075 million in 2011 compared to $2,144 million in 2010. Excluding the $218 million of expenses reported in 2010 related to OneBeacon’s personal lines business, White Mountains’ total expenses increased 8% in 2011, as losses and LAE expenses, insurance and reinsurance acquisition expenses and other underwriting expenses increased 10%, 6% and 2%, driven by increased business volume. The increase in loss and LAE expenses was also due to higher catastrophe losses. General and administrative expenses increased 14% to $167 million in 2011 compared to $147 million in 2010, due primarily to increased compensation expenses as a result of the gain from the Esurance Sale and to the 35% increase in White Mountains’ stock price during 2011.  Interest expense on debt decreased 4% to $55 million in 2011 compared to $57 million in 2010, primarily due to reductions of outstanding debt resulting from repurchases of the 2003 OBH Senior Notes.

Income Taxes
The Company and its Bermuda-domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law.  In the event there is a change in the current law such that taxes are imposed, the Company and its Bermuda-domiciled subsidiaries would be exempt from such tax until March 31, 2035, pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966. The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The jurisdictions in which the Company’s subsidiaries and branches are subject to tax are Australia, Belgium, Canada, Germany, Gibraltar, Luxembourg, the Netherlands, Singapore, Sweden, Switzerland, the United Kingdom and the United States.
White Mountains reported an income tax benefit of $16 million in 2012 on pre-tax income of $263 million. Effective January 1, 2013, Sweden reduced its corporate tax rate from 26.3% to 22.0% and Luxembourg increased its corporate tax rate from 28.8% to 29.2%. This resulted in a reduction in deferred tax liabilities in Sweden and an increase in deferred tax assets in Luxembourg at December 31, 2012. As a result, Sirius Group recognized $73 million in tax benefits from these changes. In addition, during the quarter Sirius Group had a net release of valuation allowances on deferred tax assets in Luxembourg, resulting in a tax benefit of $41 million, and White Mountains established a valuation allowance on deferred tax assets of a group of U.S. companies reported in the Other Operations segment, resulting in a tax expense of $38 million. In total, White Mountains recognized $76 million in overall net tax benefits from these changes. Excluding the impact of these changes, White Mountains effective tax rate for 2012 was 23%, which was lower than the U.S. statutory rate of 35% due primarily to income generated in jurisdictions other than the United States.
White Mountains reported an income tax benefit of $110 million in 2011 on pre-tax income of $98 million, due primarily to a $130 million tax benefit from the release of a valuation allowance against certain deferred tax assets as a result of the reorganization of Sirius Group. In connection with the reorganization, which included Sirius Group’s acquisition of a Luxembourg holding company from OneBeacon in January 2012, internal debt was contributed to holding companies that had large deferred tax assets offset by full valuation allowances.  Because the reorganization created a future stream of income for these holding companies, White Mountains was required to reduce the valuation allowances by $130 million in the fourth quarter of 2011. White Mountains also recorded a reclassification of $3 million of equity from White Mountains’ common shareholders’ equity to non-controlling interest, which represents OneBeacon’s minority shareholders’ portion of the excess of the purchase price over the net assets of the Luxembourg holding company.  Excluding the valuation allowance reduction, White Mountains effective tax rate for 2011 was 20%, which was lower than the U.S. statutory rate of 35% due primarily to income generated in jurisdictions other than the United States.
The income tax expense related to pre-tax income for 2010 represented an effective tax rate of 16.0%, which was lower than the U.S. statutory rate of 35% due primarily to income generated in jurisdictions other than the United States.

Discontinued Operations
On October 17, 2012, OneBeacon entered into an agreement to sell its runoff business to Armour and recorded $101 million in after-tax losses related to the Runoff Transaction in 2012. These losses are composed of a $92 million after-tax loss on sale and a $9 million after-tax loss related to a reduction in the workers compensation loss reserve discount rate on reserves being transferred as part of the sale. The transaction is expected to close in the second half of 2013. On October 7, 2011, White Mountains completed the sale of Esurance to Allstate for cash equal to $700 million plus the tangible book value at closing of the entities being sold and recorded a gain of $678 million.  In 2011, OneBeacon agreed to sell its AutoOne business to Interboro and recorded a charge of $19 million after tax for the estimated loss on the sale. The AutoOne transaction closed in February 2012.
As a result of these transactions, the results of the Runoff Business, the Esurance and AutoOne businesses and related transaction gains and losses are reported in discontinued operations in White Mountains’ GAAP financial statements.

I. Summary of Operations By Segment

White Mountains conducts its operations through four segments: (1) OneBeacon, (2) Sirius Group, (3) HG Global/BAM and (4) Other Operations. While investment results are included in these segments, because White Mountains manages the majority of its investments through its wholly-owned subsidiary, WM Advisors, a discussion of White Mountains’ consolidated investment operations is included after the discussion of operations by segment. White Mountains’ segment information is presented in Note 14 —“Segment Information” to the Consolidated Financial Statements.

OneBeacon

Financial results and GAAP combined ratios for OneBeacon for the years ended December 31, 2012, 2011 and 2010 follow:

	Year Ended December 31,
Millions	2012	2011	2010
Gross written premiums	$1,259.2	$1,128.3	$1,292.5
Net written premiums	$1,179.2	$1,062.7	$1,167.7

Earned insurance and reinsurance premiums	$1,132.0	$1,012.2	$1,181.1
Net investment income	53.6	71.4	96.6
Net realized and unrealized investment gains	55.7	10.6	74.6
Other revenue	(.5)	(12.4)	(.6)
Total revenues	1,240.8	1,081.8	1,351.7
Losses and LAE	650.0	548.3	685.6
Insurance and reinsurance acquisition expenses	249.4	221.2	252.1
Other underwriting expenses	205.2	162.3	196.1
General and administrative expenses	13.4	9.8	12.9
Interest expense on debt	16.9	20.5	29.6
Total expenses	1,134.9	962.1	1,176.3
Pre-tax income	$105.9	$119.7	$175.4

GAAP Ratios:
Loss and LAE	58%	54%	58%
Expense	40%	38%	38%
Combined	98%	92%	96%

The following table presents OneBeacon’s book value per share.

	December 31,
(Millions, except per share amounts)	2012	2011	2010
OneBeacon common shareholders’ equity	$1,014.5	$1,099.8	$1,229.0
OneBeacon Ltd. common shares outstanding	95.4	95.1	94.4
OneBeacon book value per common share	$10.63	$11.56	$13.02
Dividends paid per common share	$0.84	$1.84	$3.34

OneBeacon Results—Year Ended December 31, 2012 versus Year Ended December 31, 2011
OneBeacon ended 2012 with a book value per share of $10.63, a decrease of 0.8%, including dividends (a quarterly dividend of $0.21 per share) from December 31, 2011. The decrease in book value was driven by a $92 million estimated after-tax loss on the Runoff Transaction and $24 million of net after-tax operating losses from discontinued operations, which included a $9 million after-tax charge related to the Runoff Transaction from a reduction in the workers compensation loss reserve discount rate. This negative impact to book value was partially offset by a $14 million increase from the sale of OneBeacon Holdings (Luxembourg) S.à r.l. to Sirius Group. The transaction was recorded as an increase in OneBeacon’s equity and was eliminated in White Mountains’ consolidated financial statements. OneBeacon’s GAAP return of investments was 4.4% for 2012.
OneBeacon’s GAAP combined ratio increased to 98% for 2012 from 92% for 2011, primarily driven by lower favorable loss reserve development, higher catastrophe losses and higher expenses. Favorable loss reserve development for 2012 was $7 million, or 1 point, compared to $30 million, or 3 points, for 2011. The favorable reserve development for 2012 was primarily in the workers' compensation, multiple peril liability and general liability lines, mostly offset by adverse loss reserve development on excess property claims. The combined ratio for 2012 included 5 points of net catastrophe losses ($56 million, including $8 million of ceded reinstatement premiums), due primarily to the impact of hurricane Sandy, compared to 4 points ($37 million) of catastrophe losses for 2011, primarily related to hurricane Irene, tornados in the southeastern and midwestern United States as well as storms and freezing weather in the northeastern and southwestern United States. The increase in the expense ratio is primarily the result of start up costs for new specialty businesses and costs associated with actions taken to migrate certain corporate functions to Minnesota in 2012.
OneBeacon’s net written premiums increased 11% in 2012 to $1,179 million, compared to $1,063 million in 2011, primarily due to the growth in several underwriting units, particularly within the Professional Insurance, Technology and Accident units. In January 2013, OneBeacon terminated its relationship with Hagerty and sold Essentia, the wholly owned subsidiary that wrote OneBeacon’s Hagerty collector car and boat business, to Markel Corporation. For the years ended December 31, 2012, 2011 and 2010, business written through Hagerty generated net written premiums of approximately 15%, 16% and 13%, respectively, of OneBeacon’s consolidated net written premiums. OneBeacon will recognize a $23 million pre-tax gain on the sale of Essentia ($15 million after tax) in the first quarter of 2013.
OneBeacon’s other revenues in 2012 included a $6 million loss related to the repurchase of its 2003 OBH Senior Notes, offset in part by a $5 million gain on the sale of a shell company, Pennsylvania General Insurance. OneBeacon’s other revenues in 2011 included a $12 million loss related to the partial redemption of a portion of the 2003 OBH Senior Notes.
OneBeacon’s losses and LAE expenses increased 19% and insurance and reinsurance acquisition expenses increased by 13%, driven by increased business volume. The increase in loss and LAE expenses was also partially due to higher catastrophe losses, driven by hurricane Sandy. Other underwriting expenses increased 26%, driven by increased business volume, start-up costs for new specialty businesses at OneBeacon and the migration of OneBeacon’s corporate functions to Minnesota. Interest expense decreased 18% to $17 million in 2012, reflecting lower outstanding debt.
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
OneBeacon’s net combined ratio for 2012 was lower than its gross combined ratio by 1 point, primarily due to the significant amount of reinsurance cessions related to hurricane Sandy, which were partially off-set by the impact of the cost of facultative reinsurance and property reinsurance, and also the cost of catastrophe reinsurance and marine reinsurance. OneBeacon’s net combined ratio for 2011 was higher than its gross combined ratio by 4 points, primarily due to the impact of the cost of facultative reinsurance and property reinsurance, and also the cost of catastrophe reinsurance and marine reinsurance.

OneBeacon Results—Year Ended December 31, 2011 versus Year Ended December 31, 2010
OneBeacon ended 2011 with a book value per share of $11.56, an increase of 3%, including dividends (quarterly dividends of $0.21 per share and a special dividend of $1.00 per share paid in June 2011) from December 31, 2010. OneBeacon’s GAAP investment return was 3.0% for 2011. OneBeacon’s results for 2011 were adversely impacted by a decline in the value of investment assets in OneBeacon’s pension plan, the loss resulting from a debt tender on the 2003 OBH Senior Notes, and the loss on the AutoOne sale.

OneBeacon’s GAAP combined ratio for 2011 decreased to 92% from 96% for 2010, primarily due to better current accident year results, partially offset by higher catastrophe losses. OneBeacon experienced a number of large losses in its property and inland marine business during 2010. The GAAP combined ratio for 2011 included 4 points of catastrophe losses compared to 2 points in 2010.  The GAAP combined ratio included 3 points of favorable loss reserve development for both years.
OneBeacon’s net written premiums decreased 8% in 2011 to $1,063 million from $1,168 million in 2010. Excluding $171 million of net written premiums in 2010 related to OneBeacon’s personal lines business, which was sold in July of 2010, OneBeacon’s net written premiums increased 8% in 2011, primarily due to new business and improved retention in several lines, particularly within the collector cars and boats, accident, government risk, energy and technology businesses.
OneBeacon's other revenues in 2011 included a $12 million loss related to the repurchase of a portion of the 2003 OBH Senior Notes. OneBeacon's other revenues in 2010 included a $9 million net gain on the sale of OneBeacon’s personal lines business, partially offset by an $11 million loss related to the repurchase of a portion of the 2003 OBH Senior Notes.
OneBeacon’s policy acquisition expenses decreased 12% to $221 million and other underwriting expenses decreased 17% to $162 million in 2011. Excluding the personal lines business that OneBeacon sold in 2010, OneBeacon’s policy acquisition expenses increased 4% and other underwriting expenses were essentially flat in 2011. Interest expense decreased 31% to $21 million in 2011, reflective of lower outstanding debt.
Reinsurance protection. OneBeacon’s net combined ratio for 2011 was higher than its gross combined ratio by 4 points, primarily due to the impact of the cost of facultative reinsurance and property reinsurance, and also the cost of catastrophe reinsurance and marine reinsurance. OneBeacon’s net combined ratio for 2010 was higher than its gross combined ratio by 4 points, primarily due to the impact of the cost of catastrophe reinsurance and facultative reinsurance.

Sirius Group

Financial results and GAAP combined ratios for Sirius Group for the years ended December 31, 2012, 2011 and 2010 follows:

	Year Ended December 31,
Millions	2012	2011	2010
Gross written premiums	$1,178.8	$1,128.1	$1,079.1
Net written premiums	$947.7	$915.7	$865.8

Earned insurance and reinsurance premiums	$931.6	$912.3	$847.9
Net investment income	65.0	89.9	96.5
Net realized and unrealized investment gains (losses)	17.3	53.2	(14.8)
Other revenue—foreign currency translation gains (losses)	39.9	(5.5)	27.6
Other revenue	30.7	9.6	13.3
Total revenues	1,084.5	1,059.5	970.5
Losses and LAE	543.9	626.0	531.0
Insurance and reinsurance acquisition expenses	180.8	181.0	167.5
Other underwriting expenses	116.4	105.8	99.8
General and administrative expenses	35.3	25.8	23.1
Accretion of fair value adjustment to loss and LAE reserves	10.6	8.3	8.5
Interest expense on debt	26.2	31.6	26.6
Total expenses	913.2	978.5	856.5
Pre-tax income	$171.3	$81.0	$114.0

GAAP Ratios:
Loss and LAE	58%	69%	63%
Expense	32%	31%	31%
Combined	90%	100%	94%

Sirius Group Results—Year Ended December 31, 2012 versus Year Ended December 31, 2011
Sirius Group's GAAP combined ratio was 90% for 2012 compared to 100% for 2011. The decrease was primarily due to lower catastrophe losses, as the 2012 combined ratio included 13 points ($117 million) of catastrophe losses net of reinsurance and reinstatement premiums, primarily due to $98 million of losses from hurricane Sandy, compared to 24 points ($218 million) in 2011, primarily due to the Japan earthquake and tsunami, the New Zealand earthquakes and the floods in Thailand. Additionally, the 2012 combined ratio included 3 points of agricultural losses principally as a result of the drought in the midwestern United States. Favorable loss reserve development was 4 points for 2012. The major reductions in loss reserve estimates were recognized in casualty runoff ($32 million), property ($28 million), marine/energy ($12 million), trade credit ($7 million) and aviation/space ($5 million) lines, partially offset by a $46 million increase in asbestos and environmental loss reserves and a $4 million increase in accident and health. Favorable loss reserve development was 5 points for 2011 and was primarily attributable to $41 million of favorable development on property lines, partially offset by asbestos and environmental increases of $12 million.
Sirius Group's gross written premiums increased 4% (6% in local currencies) to $1,179 million in 2012 from $1,128 million for 2011, while net written premiums increased 3% (5% in local currencies) to $948 million for 2012 from $916 million in 2011.  These increases were primarily from the property and accident and health lines of business, partially offset by decreases in the casualty and trade credit lines.  Net written premiums for 2012 increased less than gross written premiums due to increased retrocessions on the property and accident and health lines of business. Net earned premiums increased 2% (4% in local currencies) to $932 million for 2012 from $912 million in 2011.
Sirius Group's other revenues primarily consisted of $40 million of foreign currency translation gains recorded in 2012 compared to foreign currency translation losses of $6 million in 2011. (See Impact of Foreign Currency on Investment Returns of on page 59.) Additionally, Sirius Group recorded pre-tax transaction gains of $14 million from White Mountains Solutions’ acquisitions of PICO, Citation, American General and American General Property and $15 million on the sale of its interest in an affiliate, IMG, a managing general underwriter in the medical and travel business. In 2011, Sirius Group recorded a $7 million pre-tax gain from White Mountains Solutions’ acquisition of the loss reserve portfolio of Old Lyme.
 Sirius Group's other underwriting expenses increased $11 million in 2012, primarily due to higher incentive compensation costs and professional fees. General and administrative expenses increased $10 million in 2012, primarily due to higher incentive compensation costs in addition to severance and separation costs as a result of a reduction in staff.
Reinsurance protection.  Sirius Group's reinsurance protection primarily consists of pro-rata and excess of loss protections to cover aviation, trade credit, and certain accident and health and property exposures. Sirius Group's proportional reinsurance programs provide protection for part of the non-proportional treaty accounts written in Europe, the Americas, Asia, the Middle East and Australia.  This reinsurance is designed to increase underwriting capacity where appropriate, and to reduce exposure both to large catastrophe losses and to a frequency of smaller loss events.  Attachment points and coverage limits vary by region around the world.
Sirius Group's gross combined ratio was lower than the net combined ratio by 6 points for 2012 and 7 points for 2011.  The higher net combined ratio for 2012 was primarily due to the cost of property retrocessions with limited ceded property loss recoveries. The higher net combined ratio for 2011 was due to the Japan and New Zealand earthquake losses, very little of which were ceded under Sirius Group's retrocessional reinsurance coverage, in addition to the cost of the property retrocessions.

Sirius Group Results—Year Ended December 31, 2011 versus Year Ended December 31, 2010
Sirius Group's GAAP combined ratio was 100% for 2011 compared to 94% for 2010.  Both years were impacted by significant catastrophe losses as the 2011 GAAP combined ratio included 24 points of catastrophe losses compared to 23 points in 2010. For 2011, catastrophe losses included $81 million (9 points) of losses from the Japan earthquake and tsunami, $51 million (6 points) of losses from the February and June 2011 New Zealand earthquakes, $34 million (4 points) from floods in Thailand, and $25 million (3 points) of losses from severe weather and tornados in the Midwestern United States.  Catastrophe losses for 2010 were primarily due to the Chile and New Zealand earthquakes, European floods and Deepwater Horizon.  Favorable net loss reserve development for 2011 was 5 points, primarily attributable to $41 million of favorable development on property lines, including $13 million of loss reserve reductions for the 2010 Chile earthquake, partially offset by asbestos and environmental increases of $12 million. Favorable loss reserve development for 2010 was 7 points, mostly from short-tailed lines of business, primarily property, accident and health, and marine. The increase in the 2011 GAAP combined ratio also reflects worse current accident year underwriting results in the accident and health, marine, and aviation lines, partially offset by improved underwriting results in the trade credit line.

Sirius Group's gross written premiums increased 5% (2% in local currencies) to $1,128 million in 2011 from $1,079 million in 2010, while net written premiums increased 6% (3% in local currencies) to $916 million in 2011 from $866 million in 2010.  These increases were primarily due to increases in the accident and health and trade credit lines of business and foreign exchange translation.  Earned premiums increased 8% (5% in local currencies) to $912 million in 2011 from $848 million in 2010.  In addition to the changes noted above for written premiums, earned premiums increased due to a change in business mix. Trade credit and accident and health premiums, which have a longer earnings recognition period than Sirius Group's other writings, have been an increasingly higher percentage of Sirius Group's total written premiums in recent years.
Sirius Group's other revenues consisted primarily of $6 million of foreign currency translation losses recorded in 2011 compared to $28 million of foreign currency translation gains in 2010.  Additionally, Sirius Group acquired the loss reserve portfolio of Old Lyme and recorded a pre-tax gain of approximately $7 million in other revenues in 2011, which reflects the excess of the fair value of the net assets acquired over the consideration paid. In 2010, Sirius Group acquired Central National and recorded a pre-tax gain of approximately $13 million in other revenues.
Sirius Group's other underwriting expenses increased $6 million in 2011, primarily due to foreign exchange, higher professional fees mainly from systems initiatives, somewhat offset by lower incentive compensation costs.
Reinsurance protection.  Sirius Group's net combined ratio for 2011 was higher than its gross combined ratio by 7 points and the net combined ratio was lower than the gross combined ratio by 6 points for 2010.  The higher net combined ratio for 2011 was due to the Japan and New Zealand earthquake losses, very little of which were ceded under Sirius Group's retrocessional reinsurance coverage, in addition to the cost of the property retrocessions. The lower net combined ratio for 2010 was primarily due to significant retrocessional recoveries, including recovery of the full $65 million limit under Sirius Group's non-U.S./non-Japan earthquake cover triggered by losses from the Chile earthquake.

HG Global/BAM

HG Global and BAM. The following table presents the components of pre-tax income included in White Mountains' HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the year ended December 31, 2012:

	Year Ended December 31, 2012
Millions	HG Global	BAM	Consolidated
Net investment income	$.3	$1.9	$2.2
Net investment income - surplus note interest	18.4	(18.4)	—
Net realized and unrealized investment gains	—	—	—
Total revenues	18.7	(16.5)	2.2
Other underwriting expenses	—	.2	.2
General and administrative expenses	4.5	19.6	24.1
Total expenses	4.5	19.8	24.3
Pre-tax income (loss)	$14.2	$(36.3)	$(22.1)

HG Global reported pre-tax income of $14 million in 2012, which was driven by $18 million of interest income on the BAM Surplus Notes, partially offset by startup and operational costs. BAM reported $36 million in pre-tax losses in 2012 that were driven by $18 million of interest expense on the BAM Surplus Notes and startup and operational costs. Since BAM is a mutual insurance company owned by its members, BAM's results do not affect White Mountains' adjusted book value per share as they are attributed to non-controlling interests.

The following table presents amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’ consolidated balance sheet as of December 31, 2012:

	As of December 31, 2012
Millions	HG Global	BAM	Consolidated
Assets
Fixed maturity investments	$98.2	$467.3	$565.5
Short-term investments	3.3	5.1	8.4
Total investments	101.5	472.4	573.9
Cash	.1	16.0	16.1
Other assets - BAM Surplus Notes (1)	503.0	(503.0)	—
Other assets - accrued interest on BAM Surplus Notes (2)	18.4	(18.4)	—
Other assets	.6	4.4	5.0
Total assets	$623.6	$(28.6)	$595.0

Liabilities
Preferred dividends payable to non-controlling investors	$.5	$—	$.5
Other liabilities	.4	7.4	7.8
Total liabilities	.9	7.4	8.3

Equity
White Mountains’ common shareholders’ equity	606.1	—	606.1
Non-controlling interests	16.6	(36.0)	(19.4)
Total equity	$622.7	$(36.0)	$586.7
Total liabilities and equity	$623.6	$(28.6)	$595.0
(1) Under GAAP, the BAM Surplus Notes are classified as debt by the issuer. Under Statutory accounting, they are classified as Surplus.
(2) Under GAAP, interest accrues daily on the BAM Surplus Notes. Under Statutory accounting, interest is not accrued on the BAM
Surplus Notes until it has been approved for payment by insurance regulators.

Other Operations

A summary of White Mountains’ financial results from its Other Operations segment for the years ended December 31, 2012, 2011 and 2010 follows:

	Year Ended December 31,
Millions	2012	2011	2010
Net investment income	$32.8	$23.2	$15.8
Net realized and unrealized investment gains	45.2	10.3	17.8
Other revenue—Tuckerman Fund I (1)	24.1	24.3	23.3
Other revenue—Symetra warrants	17.7	(24.5)	(1.4)
Other revenue	(11.6)	(1.5)	(44.0)
Total revenues	108.2	31.8	11.5
General and administrative expenses—Tuckerman Fund I (1)	21.0	23.5	20.6
General and administrative expenses	77.8	107.9	89.9
Interest expense on debt	1.7	3.1	1.1
Total expenses	100.5	134.5	111.6
Pre-tax income (loss)	$7.7	$(102.7)	$(100.1)
(1) On December 31, 2011, Tuckerman Fund I was dissolved and all of the net assets of the fund, which consisted of the LLC units of
Hamer and Bri-Mar, two small manufacturing companies, were distributed. As of October 1, 2012, Hamer and Bri-Mar are no longer consolidated and are accounted for as investments in unconsolidated affiliates.

Other Operations Results—Year December 31, 2012 versus Year Ended December 31, 2011
White Mountains’ Other Operations segment reported pre-tax income of $8 million in 2012 compared to a pre-tax loss of $103 million in 2011.  The improvement in the 2012 results was driven by an improvement in the mark-to-market performance of the Symetra warrants, higher pre-tax income from investments, lower incentive compensation expenses and lower losses from WM Life Re. 2011 included a higher level of incentive compensation expenses as a result of the gain from the Esurance Sale and a 35% increase in White Mountains’ stock price during 2011 compared to a 14% increase in 2012.  The value of White Mountains' investment in Symetra warrants increased $18 million in 2012 compared to a decrease of $25 million in 2011. WM Life Re reported pre-tax loss of $19 million in 2012 compared to pre-tax loss of $27 million in 2011. See Note 8 - Variable Annuity Reinsurance for details regarding WM Life Re’s total impact on White Mountains’ statement of operations.
Share repurchases. White Mountains repurchased and retired 1,329,640 of its common shares for $669 million in 2012 at an average price per share of $503.09, or approximately 86% of White Mountains' December 31, 2012 adjusted book value per share.

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
Share repurchases. White Mountains repurchased and retired 646,502 of its common shares for $253 million in 2011 at an average share price of $390, which was approximately 72% of White Mountains' December 31, 2011 adjusted book value per share.

II. Summary of Investment Results

For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a better comparison to benchmark returns, while all dollar amounts are presented net of any management fees and trading expenses.  A summary of White Mountains’ consolidated pre-tax investment results for the years ended December 31, 2012, 2011 and 2010 follows:

	Year Ended December 31,
Millions	2012	2011	2010
Net investment income	$153.6	$184.5	$208.9
Net realized and unrealized investment gains (1)	118.2	74.1	77.6
Net unrealized foreign currency gains (losses) on investments (2)	95.5	(41.7)	107.9
Pre-tax investment gains included in discontinued operations	—	12.7	32.9
Total GAAP pre-tax investment gains	$367.3	$229.6	$427.3
(1)Includes foreign currency (losses) gains of $(57.2), $20.7 and $(76.0).
(2)Excludes non-investment related foreign currency (losses) gains of $(55.9), $26.5 and $(58.1).

Gross investment returns and benchmarks returns

	Year Ended December 31,
	2012	2011	2010
Fixed maturity investments	4.9%	3.4%	4.8%
Short-term investments	0.3%	1.0%	0.1%
Total fixed maturity investments	4.4%	3.1%	3.8%
Barclays U.S. Intermediate Aggregate Index	3.6%	6.0%	6.1%

Common stocks	9.8%	0.7%	15.6%
Convertible fixed maturity securities	6.0%	(6.2)%	9.4%
Other long-term investments	2.4%	6.2%	9.6%
Total equities, convertible securities, and other long-term investments	7.7%	1.4%	12.6%
S&P 500 Index (total return)	16.0%	2.1%	15.1%

Total consolidated portfolio	4.9%	2.9%	5.0%

Investment Returns—Year Ended December 31, 2012 versus Year Ended December 31, 2011
White Mountains’ GAAP pre-tax total return on invested assets was 4.9% for 2012, which includes 0.5% of foreign currency gains, compared to 2.9% for 2011, which includes 0.2% of foreign currency losses. White Mountains’ high-quality, short-duration, fixed income portfolio returned 4.4% (3.8% in local currencies) for 2012, outperforming the Barclays U.S. Intermediate Aggregate Index return of 3.6%. White Mountains’ fixed income portfolio returned 3.1% for 2011, trailing the benchmark of 6.0% as rates declined during 2011. White Mountains’ value-oriented equity portfolio, approximately 19% of GAAP invested assets at December 31, 2012, returned 7.7% for 2012, compared to the S&P 500 Index return of 16.0%, while the equity portfolio returned 1.4% in 2011, compared to the S&P 500 Index return of 2.1%.  The underperformance against the benchmark in both periods reflects large positions in other long-term investments and convertible fixed maturity investments (as opposed to common equity securities), which tend to lag the index in strong markets. It also reflects underweight exposure in common equity and convertible securities to the technology, consumer discretionary, and industrial sectors and an overweight position in materials, in particular gold mining stocks, relative to the S&P 500 Index.
Net investment income was down 17% to $154 million in 2012, due primarily to a lower invested asset base driven by share repurchases and lower fixed maturity yields.
WM Advisors has a sub-advisory agreement with Prospector, a registered investment adviser, under which Prospector manages most of White Mountains’ publicly-traded common equity securities and convertible fixed maturity securities. Total annualized returns for White Mountains’ equity portfolio managed by Prospector compared to the annualized total returns of the S&P 500 Index are as follows:

	Periods ending December 31, 2012
Annualized returns	1-year	3-years	5-years	7-years
Prospector separate accounts	7.7%	8.2%	(0.2)%	4.2%
S&P 500 Index	16.0%	10.9%	1.7%	4.1%

Investment Returns—Year Ended December 31, 2011 versus Year Ended December 31, 2010
White Mountains’ GAAP pre-tax total return on invested assets was 2.9% for 2011, which includes 0.2% of foreign currency losses, compared to 5.0% for 2010, which includes 0.5% of foreign currency gains. White Mountains’ fixed income portfolio returned 3.1% for 2011, lagging the Barclays U.S. Intermediate Aggregate Index return of 6.0%. White Mountains’ high-quality, short-duration fixed income portfolio trailed the longer-duration benchmark as rates declined during 2011.  White Mountains’ equity portfolio, approximately 14% of GAAP invested assets at December 31, 2011, returned 1.4% for 2011, compared to the S&P 500 Index return of 2.1%, while the equity portfolio returned 12.6% in 2010, compared to the S&P 500 Index return of 15.1%.  White Mountains’ equity portfolio included convertible fixed maturity investments whose returns were hurt by rising credit spreads on the fixed maturity component of the instruments.
Net investment income was down 12% to $185 million in 2011, due primarily to lower fixed maturity yields and a lower invested asset base in the first nine months of 2011, partially offset by the effect of the increase in invested assets during the fourth quarter of 2011 as a result of the Esurance Sale.

Symetra Common Shares
During 2012, White Mountains recorded $30 million in after-tax equity in earnings from its investment in Symetra's common shares, which increased the value of the investment in Symetra's common shares used in the calculation of White Mountains' adjusted book value per share to $16.58 per Symetra common share at December 31, 2012, compared to Symetra's quoted stock price of $12.98 and Symetra's book value per common share excluding unrealized gains and losses from its fixed maturity investment portfolio of $18.97.
White Mountains accounts for its investment in common shares of Symetra using the equity method. Under the equity method, the GAAP carrying value of White Mountains' investment in Symetra common shares is normally equal to the percentage of Symetra's GAAP book value represented by White Mountains' common share ownership, which was 15% at December 31, 2012 and 2011. At December 31, 2011, White Mountains concluded that its investment in Symetra common shares was other-than-temporarily impaired and wrote down the GAAP book value of the investment to its estimated fair value of $261 million, or $15 per share at December 31, 2011, which resulted in $46 million of after-tax equity in losses of unconsolidated affiliates and $137 million of after-tax equity in net unrealized losses of unconsolidated affiliates. The write-down reduced adjusted book value per share by approximately $6. Under GAAP, a decline in the fair value of an investment is considered to be other-than-temporary when the fair value of the investment is not expected to recover to its GAAP carrying value in the near term. White Mountains concluded that the accounting impairment on its investment in Symetra common shares existed due to the prolonged low interest rate environment in which life insurance companies currently operate and not from reasons specific to Symetra itself. As a result, White Mountains does not believe that the accounting impairment equates to an impairment in Symetra's long-term intrinsic business value. See “White Mountains’ Investment in Symetra Common Shares” under CRITICAL ACCOUNTING ESTIMATES on page 100.

Impact of Foreign Currency on Investment Returns
White Mountains’ foreign assets and liabilities are valued using period-end exchange rates, and its foreign revenues and expenses are valued using average exchange rates over the period. Foreign currency exchange rate risk is the risk that White Mountains will incur losses on a U.S. dollar basis due to adverse changes in foreign currency exchange rates. See “Foreign Currency Exchange Risk” on page 105.
A summary of the impact of foreign currency translation on White Mountains’ consolidated financial results for the years ended December 31, 2012, 2011 and 2010 follows:

	Year Ended December 31,
Millions	2012	2011	2010
Net unrealized investment (losses) gains — foreign currency (1)	$(48.6)	$69.4	$(71.0)
Net realized investment (losses) gains — foreign currency (1)	(8.6)	(48.7)	(5.0)
Net realized and unrealized investment (losses) gains — foreign currency (1)	(57.2)	20.7	(76.0)
Other revenue - foreign currency translation gains (losses)	39.9	(5.5)	27.6
Total income tax (expense) benefit	(3.1)	(4.8)	14.8
Total foreign currency translation gains (losses) recognized through net income	(20.4)	10.4	(33.6)
Change in foreign currency translation on investments	95.5	(41.7)	107.9
Change in foreign currency translation on non-investment net liabilities	(55.9)	26.5	(58.1)
Total foreign currency translation (losses) gains recognized through other comprehensive income	39.6	(15.2)	49.8
Total foreign currency gains (losses) recognized through comprehensive income	$19.2	$(4.8)	$16.2
(1) Component of net realized and unrealized investments gains on the income statement.

At December 31, 2012, White Mountains’ investment portfolio included approximately $1.2 billion in non-U.S. dollar-denominated investments, most of which are held at Sirius International and denominated in Swedish kronor or euros. The value of the investments in this portfolio is impacted by changes in the exchange rate between the U.S. dollar and the kronor and between the U.S. dollar and the euro.  During 2012, the U.S. dollar weakened 6% against the kronor and 2% against the euro.  These currency movements resulted in approximately $38 million of pre-tax foreign currency investment gains for the year ended December 31, 2012, which are recorded as components of net realized and unrealized investment gains and unrealized foreign currency gains and losses on investments.  During 2011, the U.S. dollar strengthened 3% against the kronor and 3% against the euro, which resulted in $21 million of pre-tax foreign currency losses for the year.  During 2010, the U.S. dollar weakened 6% against the kronor and strengthened 7% against the euro, which resulted in $32 million of pre-tax foreign currency gains for the year.

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
The amount of foreign currency translation on Sirius International’s U.S. dollar denominated investments recognized as a decrease of net income and an increase of other comprehensive income was $40 million in 2012. The amount of foreign currency translation on Sirius International’s U.S. dollar denominated investments recognized as an increase of net income and decrease of other comprehensive income was $25 million in 2011. The amount of foreign currency translation on Sirius International’s U.S. dollar denominated investments recognized as a decrease of net income and an increase of other comprehensive income was $49 million in 2010.

Portfolio Composition
The following table presents the composition of White Mountains’ investment portfolio as of December 31, 2012 and 2011:

	As of December 31, 2012		As of December 31, 2011
$ in millions	Carrying value	% of total	Carrying value	% of total
Fixed maturity investments (1)	$5,534.3	73%	$6,333.7	76%
Short-term investments	630.6	8%	846.0	10%
Common equity securities	1,029.7	13%	755.0	9%
Convertible fixed maturity investments	127.4	2%	143.8	2%
Other long-term investments	294.2	4%	301.3	3%
Total investments	$7,616.2	100%	$8,379.8	100%
(1) Carrying value includes $338.1 and $111.8 as of December 31, 2012 and 2011 that is classified as assets held for sale relating to discontinued operations.

The breakdown of White Mountains’ fixed maturity and convertible fixed maturity investments at December 31, 2012 by credit class, based upon issue credit ratings provided by Standard & Poor’s, or if unrated by Standard & Poor’s, long term obligation ratings provided by Moody’s, is as follows:

	As of December 31, 2012
$ in millions	Amortized cost	% of total	Carrying (1) Value	% of total
U.S. government and government-sponsored entities (2)	$1,576.2	28%	$1,583.8	28%
AAA/Aaa	1,135.0	20%	1,145.5	20%
AA/Aa	442.3	8%	436.6	8%
A/A	1,112.9	20%	1,137.4	20%
BBB/Baa	1,098.7	20%	1,139.7	20%
Other/not rated	211.2	4%	218.7	4%
Total fixed maturity and convertible fixed maturity investments	$5,576.3	100%	$5,661.7	100%

(1)	Carrying value includes $338.1 that is classified as assets held for sale relating to discontinued operations.

(2)	Includes mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

White Mountains’ overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to their investment risks. White Mountains also actively manages the average duration of the portfolio.  The weighted average duration of White Mountains’ fixed maturity portfolio at December 31, 2012 was approximately 2.4 years, including short-term investments, and approximately 2.7 years excluding short-term investments.
The cost or amortized cost and carrying value of White Mountains’ fixed maturity and convertible fixed maturity investments at December 31, 2012 is presented below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	As of December 31, 2012
Millions	Amortized cost	Carrying Value
Due in one year or less	$395.9	$396.7
Due after one year through five years	2,297.8	2,336.7
Due after five years through ten years	648.9	671.6
Due after ten years	72.8	74.7
Mortgage-backed and asset-backed securities	2,081.0	2,095.6
Preferred stocks	79.9	86.4
Total fixed maturity and convertible fixed maturity investments	$5,576.3	$5,661.7

White Mountains’ investment portfolio consists of debt and equity securities issued in over 30 countries worldwide. The United States represents the country of issue for 76% of White Mountains’ fixed maturity, common equity and convertible fixed maturity investment portfolio. White Mountains has minimal sovereign risk exposure to European peripheral countries such as Ireland, Greece, Portugal, Spain and Italy (“peripheral countries”). White Mountains’ portfolio includes 0.6% of total fixed maturity, convertible fixed maturity and common equity investments issued from these peripheral countries at December 31, 2012.  However, White Mountains may have indirect exposure to peripheral countries through securities issued from non-peripheral countries as the issuers of those securities could have exposure to peripheral countries.

The following tables list White Mountains’ investments in fixed maturities, common equities and convertible fixed maturities at December 31, 2012 categorized as financial or non-financial investments and by country of issue:

December 31, 2012
Millions	Fair value
Debt securities issued by corporations:
Non-financial
Australia	$44.9
Canada	166.1
France	48.8
Greece	—
Ireland	—
Italy	12.2
Netherlands	90.0
Portugal	—
Spain	10.0
United Kingdom	113.6
United States	1,400.2
Other	97.9
Total non-financial debt	1,983.7
Financial
Australia	16.0
Greece	—
Ireland	—
Italy	1.8
Netherlands	46.8
Portugal	—
Spain	—
United Kingdom	19.0
United States	300.0
Other	17.8
Total financial debt	401.4
Debt securities issued by corporations	2,385.1
Mortgage-backed and asset-backed securities
France	31.8
United Kingdom	159.2
United States	1,904.6
Total mortgage-backed and asset-backed securities	2,095.6
Foreign government, agency and provincial obligations
Canada	52.4
Germany	25.6
Greece	—
France	50.5
Ireland	—
Italy	—
Japan	27.8
Portugal	—
Spain	—
Sweden	291.8
United Kingdom	4.3
Other	69.5
Total foreign government, agency and provincial obligations	521.9
U.S. Government and agency obligations (1)	440.1
Municipal obligations (1)	5.2
Preferred stocks (1)	86.4
Total fixed maturities	$5,534.3
(1)All securities were issued in the United States.

December 31, 2012
Millions	Fair value
Common equity securities:
Non-financial
Canada	$49.1
Greece	0.5
Ireland	6.7
Italy	0.5
Japan	15.4
Portugal	0.4
South Africa	21.9
Spain	4.3
Switzerland	10.6
United States	562.7
Other	33.1
Total non-financial common equity securities	705.2

Financial
Bermuda	70.3
Cayman Islands	4.4
United States	247.9
Other	1.9
Total financial common equity securities	324.5
Total common equity securities	$1,029.7

Convertible fixed maturities:
Canada	$6.0
United Kingdom	13.4
United States	108.0
Total convertible fixed maturity investments	$127.4

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash and Short-term Investments
Holding company level.  The primary sources of cash for the Company and certain of its intermediate holding companies are expected to be distributions and tax sharing payments received from its insurance and reinsurance operating subsidiaries, capital raising activities, net investment income and proceeds from sales and maturities of investments. The primary uses of cash are expected to be repurchases of the Company’s common shares, payments on and repurchases/retirements of its debt obligations, dividend payments to holders of the Company’s common shares, to non-controlling interest holders of OneBeacon Ltd.’s common shares and to holders of the SIG Preference Shares, purchases of investments, payments made to tax authorities, contributions to operating subsidiaries and operating expenses.
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

OneBeacon:
Generally, OneBeacon's top tier regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. OneBeacon Insurance Company (“OBIC”), OneBeacon's primary top tier regulated insurance operating subsidiary, has the ability to pay $330 million of dividends during 2013 (based on its 2012 statutory net income of $330 million) without prior approval of regulatory authorities, subject to the availability of unassigned funds. The amount of dividends available to be paid by OBIC in any given year is also subject to cash flow and earnings generated by OBIC's business, which now just comprises the Runoff Business, as well as to dividends received from its subsidiaries, including Atlantic Specialty Insurance Company (“ASIC”). At December 31, 2012, OBIC had $0.7 billion of unassigned funds and $0.9 billion of statutory surplus.
As disclosed in Note 2 - “Significant Transactions” of the accompanying consolidated financial statements, during the fourth quarter of 2012, OneBeacon executed various intercompany reinsurance agreements which, along with other internal capital transactions among our insurance operating subsidiaries, resulted in ASIC becoming the lead insurance company for the ongoing specialty business and OBIC becoming the lead insurance company for the Runoff Business. Notwithstanding these restructuring transactions, OneBeacon continues to manage its statutory capital on a combined basis. Although OBIC remains a top tier regulated insurance operating subsidiary and maintains sufficient statutory capital to support the Runoff Business, the majority of the group's statutory capital is now included in ASIC to support the ongoing specialty business.
ASIC has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. Given the changes in structure noted above, ASIC will likely require prior approval by regulatory authorities in order to pay dividends until it builds up a historical net investment income stream and earned surplus balance under its new structure. At December 31, 2012, ASIC had negative earned surplus and $0.7 billion of statutory surplus.
During 2012, OneBeacon's top tier regulated insurance operating subsidiaries paid $173 million of dividends to their immediate parent, which included the distribution of a regulated insurance subsidiary with a value of $34 million.
During 2012, OneBeacon's unregulated insurance operating subsidiaries paid $5 million of dividends to their immediate parent. At December 31, 2012, OneBeacon's unregulated insurance operating subsidiaries had $29 million of net unrestricted cash, short-term investments and fixed maturity investments.
During 2012, OneBeacon Ltd. paid $80 million of regular quarterly dividends to its common shareholders. White Mountains received $60 million of these dividends.
At December 31, 2012, OneBeacon Ltd. and its intermediate holding companies had $272 million of net unrestricted cash, short-term investments and fixed maturity investments and $33 million of common equity securities and convertible fixed maturity investments outside of its regulated and unregulated insurance operating subsidiaries.

Sirius Group:
Subject to certain limitations under Swedish law, Sirius International is permitted to transfer a portion of its pre-tax income to its Swedish parent companies to minimize taxes (referred to as a group contribution). In 2012, Sirius International transferred $82 million of its 2011 pre-tax income to its Swedish parent companies as a group contribution. In 2013, Sirius International currently intends to transfer approximately $110 million (based on the December 31, 2012 SEK to USD exchange rate) of its 2012 pre-tax income to its Swedish parent companies as a group contribution.
Sirius International has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, Sirius International has allocated the majority of its pre-tax income, after group contributions to its Swedish parent companies, to the Safety Reserve (see “Safety Reserve” below). At December 31, 2012, Sirius International had $852 million (based on the December 31, 2012 SEK to USD exchange rate) of unrestricted statutory surplus, which is available for distribution in 2013. The amount of dividends available to be paid by Sirius International in any given year is also subject to cash flow and earnings generated by Sirius International’s business, as well as to dividends received from its subsidiaries, including Sirius America. During 2012, Sirius International distributed $24 million of dividends to its immediate parent and declared an additional $75 million of dividends at December 31, 2012 (for a total of $99 million). The $75 million was paid in January 2013. In 2013, Sirius International currently intends to distribute an additional $50 million of dividends to its immediate parent.

Sirius America has the ability to pay dividends during any twelve-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. Based upon 2012 statutory net investment income, Sirius America has the ability to pay $15 million of dividends during 2013 without prior approval of regulatory authorities, subject to the availability of earned surplus.  At December 31, 2012, Sirius America had $56 million of earned surplus and $528 million of statutory surplus.  In 2012, Sirius America paid $55 million of dividends to its immediate parent.
During 2012, Sirius Group distributed $40 million to its immediate parent and declared an additional $75 million at December 31, 2012 (for a total of $115 million). The $75 million was paid in January 2013.
At December 31, 2012, Sirius Group and its intermediate holding companies had $72 million of net unrestricted cash, short-term investments and fixed maturity investments and $18 million of other long-term investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries.

Sirius Group 2011 Reorganization
During the fourth quarter of 2011, White Mountains completed a rebranding and reorganization (the “Reorganization”) of its reinsurance business. As part of the Reorganization, White Mountains' reinsurance businesses adopted the Sirius name globally and Sirius America (formerly WMRe America) became a wholly owned subsidiary of Sirius International (formerly WMRe Sirius). In connection with the Reorganization, A.M. Best upgraded the financial strength rating of Sirius America from “A-” (Excellent, the fourth highest of sixteen ratings) to a group “A” (Excellent, the third highest of sixteen ratings), consistent with Sirius International's rating, and all financial strength ratings from the four major ratings agencies were affirmed with stable outlook. Additionally, A.M. Best upgraded the creditworthiness ratings from “bbb-” (Adequate, the tenth highest of twenty-two ratings) on the SIG Senior Notes to “bbb” (Adequate, the ninth highest of twenty-two ratings) and from “bb” (Speculative, the twelfth highest of twenty-two ratings) on the SIG Preference Shares to “bb+” (Speculative, the eleventh highest of twenty-two ratings).  S&P upgraded the creditworthiness ratings from “BBB-” (Adequate, the tenth highest of twenty-two ratings) on the SIG Senior Notes to “BBB” (Adequate, the ninth highest of twenty-two ratings) and from “BB” (Speculative, the twelfth highest of twenty-two ratings) on the SIG Preference Shares to “BB+” (Speculative, the eleventh highest of twenty-two ratings).
In conjunction with the Reorganization, the following capital transactions occurred in October 2011:
·        Sirius America paid $250 million to its immediate parent, which included $67 million of dividends and a $183 million return of capital;
·        Sirius International paid $169 million to an intermediate holding company of Sirius Group for a portion of Sirius America.
·        An intermediate holding company of Sirius Group contributed the remaining shares of Sirius America with a GAAP book value of $436 million to Sirius International, which subsequently owned 100% of the shares of Sirius America;
·        Sirius Group distributed $425 million to White Mountains, which included approximately $300 million that was freed up at Sirius International and Sirius America as a result of the Reorganization and the commutation of quota-share agreements between Sirius Group and Esurance as a result of the Esurance Sale;
·        White Mountains contributed a portion of its common share investment in Symetra to an intermediate holding company of Sirius Group.  At December 31, 2011, White Mountains' entire common share investment in Symetra, which had a carrying value of $261 million, was held by Sirius Group.

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

Safety Reserve
Subject to certain limitations under Swedish law, Sirius International is permitted to transfer pre-tax income amounts into an untaxed reserve referred to as a safety reserve. At December 31, 2012, Sirius International's safety reserve amounted to SEK 9.6 billion, or $1.5 billion (based on the December 31, 2012 SEK to USD exchange rate). Under GAAP, an amount equal to the safety reserve, net of a related deferred tax liability established at the Swedish tax rate, is classified as shareholder’s equity. The tax rate in effect on December 31, 2011 was 26.3%. The tax rate utilized on December 31, 2012 was the new Swedish tax rate of 22.0%. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain prescribed levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International's safety reserve ($327 million at December 31, 2012) is included in solvency capital. Access to the safety reserve is restricted to coverage of reinsurance losses. Access for any other purpose requires the approval of Swedish regulatory authorities. Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the $1.5 billion balance of the safety reserve, without any provision for deferred taxes, in Sirius International's capital when assessing Sirius International's financial strength.

HG Global/BAM:
HG Global has $613 million face value of preferred shares outstanding, of which White Mountains owns 97.3%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. HG Global did not declare or pay any preferred dividends in 2012. As of December 31, 2012, HG Global has accrued $16.8 million of dividends payable to holders of its preferred shares, $16.3 million of which is payable to White Mountains and eliminated in consolidation.
HG Re is a Special Purpose Insurer subject to regulation and supervision by the BMA, but does not require regulatory approval to pay dividends. However, HG Re’s dividend capacity is limited by amounts held in the collateral trusts pursuant to the FLRT with BAM. As of December 31, 2012, HG Re had statutory capital of $412 million, of which $12 million (which partially relates to accrued interest on the BAM Surplus Notes held by HG Re) was available for dividends to HG Global and $400 million was held as collateral in the Supplemental Trust pursuant to the FLRT with BAM.
Interest on the BAM Surplus Notes is payable quarterly at a fixed annual rate of 8.0%. Interest and principal payments are subject to approval of the New York State Department of Financial Services. BAM did not pay any interest on the BAM Surplus Notes in 2012. As of December 31, 2012, HG Global has accrued $18.4 million of interest receivable on the BAM Surplus Notes.

Other Operations:
During 2012, WM Advisors did not pay any dividends to its immediate parent. At December 31, 2012, WM Advisors had approximately $18 million of net unrestricted cash and short-term investments.
At December 31, 2012, the Company and its intermediate holding companies had $132 million of net unrestricted cash, short-term investments and fixed maturity investments, $540 million of common equity securities and $78 million of other long-term investments included in its Other Operations segment. During 2012, White Mountains paid a $7 million common share dividend.

Insurance Float

Insurance float is an important aspect of White Mountains’ insurance operations. Insurance float represents funds that an insurance or reinsurance company holds for a limited time. In an insurance or reinsurance operation, float arises because premiums are collected before losses are paid. This interval can extend over many years. During that time, the insurer or reinsurer invests the funds. When the premiums that an insurer or reinsurer collects do not cover the losses and expenses it eventually must pay, the result is an underwriting loss, which is considered to be the cost of insurance float.  One manner in which White Mountains calculates its insurance float is by taking its net investment assets and subtracting its total adjusted capital. Although insurance float can be calculated using numbers determined under GAAP, insurance float is not a GAAP concept and, therefore, there is no comparable GAAP measure.

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
The following table illustrates White Mountains’ consolidated insurance float position as of December 31, 2012 and 2011:

	December 31,
($ in millions)	2012	2011
Total investments	$7,278.1	$8,268.0
BAM total cash and investments	(488.4)	—
BAM Surplus Notes held by HG Global	503.0	—
Consolidated limited partnership investments (1)	(91.2)	(77.2)
Cash	462.4	705.4
Investments in unconsolidated affiliates	387.9	275.3
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	(62.8)	—
Cash and investments posted as collateral by WM Life Re (2)	(393.6)	(485.3)
Net investment assets classified within assets held for sale	338.1	117.3
Accounts receivable on unsettled investment sales	3.9	4.7
Accounts payable on unsettled investment purchases	(11.4)	(34.6)
Interest-bearing funds held by ceding companies (3)	85.1	73.6
Interest-bearing funds held under reinsurance treaties (4)	(17.7)	(12.7)
Net investment assets	$7,993.4	$8,834.5
Total White Mountains’ common shareholders’ equity	$3,731.8	$4,087.7
Non-controlling interest—OneBeacon Ltd.	251.4	273.1
Non-controlling interest—SIG Preference Shares	250.0	250.0
Debt	751.2	677.5
Total capital (1)	4,984.4	5,288.3
Equity in net unrealized gains from Symetra’s fixed maturity portfolio, net of applicable taxes	(57.7)	—
Total adjusted capital	$4,926.7	$5,288.3
Insurance float	$3,066.7	$3,546.2
Insurance float as a multiple of total adjusted capital	0.6x	0.7x
Net investment assets as a multiple of total adjusted capital	1.6x	1.7x
Insurance float as a multiple of White Mountains’ common shareholders’ equity	0.8x	0.9x
Net investment assets as a multiple of White Mountains’ common shareholders’ equity	2.1x	2.1x
(1) The non-controlling interest arising from White Mountains’ investments in consolidated limited partnerships has not been included in total capital because White Mountains does not have the ability to utilize the assets supporting this non-controlling interest in its insurance operations or in support of its debt obligations.
(2) Consists of cash, fixed maturity and short-term investments held by WM Life Re and posted as collateral to its variable annuity reinsurance counterparties.
(3) Excludes funds held by ceding companies from which White Mountains does not receive interest credits.
(4) Excludes funds held by White Mountains under reinsurance treaties for which White Mountains does not provide interest credits.

During 2012, insurance float decreased by $480 million, primarily due to the AutoOne Sale and the continued runoff of reserves at OneBeacon and Sirius America, the final settlement and commutation of Scandinavian Re’s multi-year retrocessional Casualty Aggregate Stop Loss Agreement with St. Paul, as well as commutations and runoff of Sirius Group's casualty business and payments of losses incurred in 2010 and 2011 related to major catastrophes, primarily from earthquakes in Chile, Japan and New Zealand.  These catastrophe losses increased White Mountains’ insurance float when they were first recorded, which is now reversing and decreasing insurance float as the catastrophe losses are paid. These decreases in insurance float were partially offset by an increase in float resulting from the $101 million in after tax losses recognized at OneBeacon related to the Runoff Transaction and $113 million of after tax catastrophe losses recognized by White Mountains in 2012, primarily due to hurricane Sandy. Based on December 31, 2012 balances, the closing of the Runoff Transaction is expected to decrease insurance float by approximately $340 million.

Financing

The following table summarizes White Mountains’ capital structure at December 31, 2012 and 2011:

	December 31,
($ in millions)	2012	2011
2012 OBH Senior Notes, carrying value	$274.7	$—
2003 OBH Senior Notes, carrying value	—	269.8
SIG Senior Notes, carrying value	399.4	399.3
WTM Bank Facility	75.0	—
Old Lyme Note	2.1	2.1
Other debt	—	6.3
Total debt	751.2	677.5
Non-controlling interest—OneBeacon Ltd.	251.4	273.1
Non-controlling interest—SIG Preference Shares	250.0	250.0
Total White Mountains’ common shareholders’ equity	3,731.8	4,087.7
Total capital (1)	4,984.4	5,288.3
Equity in net unrealized gains from Symetra’s fixed maturity portfolio, net of applicable taxes	(57.7)	—
Total adjusted capital	$4,926.7	$5,288.3
Total debt to total adjusted capital	15%	13%
Total debt and Preference Shares to total adjusted capital	20%	18%
Total debt to total adjusted capital and the deferred tax liability on the safety reserve at Sirius International (2)	14%	12%
Total debt and Preference Shares to total adjusted capital and the deferred tax liability on the safety reserve at Sirius International (2)	19%	16%

(1)	The non-controlling interest arising from White Mountains’ investments in consolidated limited partnerships has not been included in total capital because White Mountains does not have the ability to utilize the assets supporting this non-controlling interest in its insurance operations or in support of its debt obligations.

(2)	Includes the regulatory capital represented by the deferred tax liability on the safety reserve at Sirius International (See “Safety
Reserve” on page 66) of $327 and $370 at December 31, 2012 and 2011,

Management believes that White Mountains has the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. However, White Mountains can provide no assurance that, if needed, it would be able to obtain additional debt or equity financing on satisfactory terms, if at all.
White Mountains has a revolving credit facility with a syndicate of lenders administered by Bank of America, N.A. with a total commitment of $375 million (the “WTM Bank Facility”) that has a maturity date of August 12, 2015. As of December 31, 2012, White Mountains had $75 million outstanding under the WTM Bank Facility, which the Company repaid in January 2013.
The WTM Bank Facility contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under this facility and result in acceleration of principal repayment on any amounts outstanding. At December 31, 2012, White Mountains was in compliance with all of the covenants under the WTM Bank Facility and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

It is possible that, in the future, one or more of the rating agencies may lower White Mountains’ existing ratings. If one or more of its ratings were lowered, White Mountains could incur higher borrowing costs on future borrowings and its ability to access the capital markets could be impacted. In addition, White Mountains’ insurance and reinsurance operating subsidiaries could be adversely impacted by a lowering of their financial strength ratings, including a possible reduction in demand for their products in certain markets.
In November 2012, OBH issued $275 million face value of senior unsecured debt through a public offering, at an issue price of 99.9%. The net proceeds from the issuance of the 2012 OBH Senior Notes were used to repurchase the remaining 2003 OBH Senior Notes. The 2012 OBH Senior Notes, which are fully and unconditionally guaranteed as to the payment of principal and interest by OneBeacon Ltd., bear an annual interest rate of 4.60%, payable semi-annually in arrears on May 9 and November 9, until maturity on November 9, 2022.

The 2012 OBH Senior Notes and the SIG Senior Notes were issued under indentures that contain restrictive covenants which, among other things, limit the ability of OneBeacon, Ltd., OBH, SIG and their respective subsidiaries to create liens and enter into sale and leaseback transactions and limits the ability of OneBeacon, Ltd., OBH, SIG and their respective subsidiaries to consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which OneBeacon, Ltd., OBH or SIG must adhere. At December 31, 2012, OneBeacon, Ltd., OBH and SIG were in compliance with all of the covenants under the 2012 OBH Senior Notes and the SIG Senior Notes, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

Capital Lease
In December 2011, OneBeacon Insurance Company (“OBIC”), an indirect wholly-owned subsidiary of OneBeacon Ltd., sold the majority of its fixed assets and capitalized software to OneBeacon Services LLC (“OB Services”), another indirect wholly-owned subsidiary of OneBeacon Ltd. The fixed assets and capitalized software were sold at a cost equal to book value with no gain or loss recorded on the sale. Subsequent to purchasing the fixed assets and capitalized software from OBIC, OB Services entered into lease financing arrangements with US Bancorp Equipment Finance, Inc. (“US Bancorp”) and Fifth Third Equipment Finance Company (“Fifth Third”) whereby OB Services sold its fixed assets and its capitalized software, respectively, to US Bancorp and Fifth Third. The assets were sold at a cost equal to net book value. OB Services then leased the fixed assets back from US Bancorp for a lease term of five years and leased the capitalized software back from Fifth Third for a lease term of four years. OB Services received cash proceeds of $23 million as a result of entering into the sale-leaseback transactions. At the end of the lease terms, OB Services will be obligated to purchase the leased assets for a nominal fee, after which all rights, title and interest would transfer to OB Services. At December 31, 2012, OB Services has recorded a capital lease obligation of $18 million included within other liabilities and a capital lease asset of $16 million included within other assets.

Contractual Obligations and Commitments
Below is a schedule of White Mountains’ material contractual obligations and commitments as of December 31, 2012:

Millions	Due in One Year or Less	Due in Two to Three Years	Due in Four to Five Years	Due After Five Years	Total
Loss and LAE reserves (1)	$1,092.9	$892.0	$398.1	$785.9	$3,168.9
Debt (2)	—	75.0	402.1	275.0	752.1
Interest on debt	38.6	76.5	63.6	63.2	241.9
Long-term incentive compensation	44.6	81.7	6.8	9.0	142.1
Pension and other benefit plan obligations	27.4	7.9	6.9	36.5	78.7
Capital leases	5.3	10.6	1.9	—	17.8
Operating leases	14.8	25.3	21.5	11.9	73.5
Total contractual obligations	$1,223.6	$1,169.0	$900.9	$1,181.5	$4,475.0

(1)	Represents expected future cash outflows resulting from loss and LAE payments. The amounts presented are gross of reinsurance recoverables on unpaid losses of $429 and include the discount on OneBeacon’s workers compensation loss and LAE reserves of $5 as of
December 31, 2012. These balances exclude amounts included in held for sale as of December 31, 2012 for reinsurance recoverables on unpaid losses of $1,800, loss and LAE reserves of $2,100 and the remaining purchase accounting fair value adjustment of $150 related to the OneBeacon Acquisition.

(2)	At December 31, 2012, White Mountains had $75 outstanding under its credit facility that was repaid in January 2013.

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

The SIG Preference Shares are not included in the table above as these perpetual preferred shares have no stated maturity date and are redeemable only at the option of SIG. See “Sirius Group’s Preference Shares and Senior Notes” on page 22 for more details.
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
The estimated payments reflected in the table are based on current accrual factors (including performance relative to targets and common share price) and assume that all outstanding balances were 100% vested as of December 31, 2012.
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
Through Sirius International, White Mountains has a long-term investment as a stockholder in LUC Holdings, an entity that has entered into a lease to rent the London Underwriting Center (“LUC”) through 2016. LUC Holdings in turn subleases space in the LUC. In the LUC Holdings stockholders agreement, the stockholders have guaranteed any shortfall between the lease and the sub-leases on a joint and several basis. As a consequence, in recent years the stockholders have funded an operating shortfall of LUC. At December 31, 2012, White Mountains has recorded a liability of $4 million for its share of the expected future shortfall between LUC Holdings’ head lease payments and sub-lease receipts. White Mountains does not believe that future shortfalls, if any, will have a material impact on its results of operations.
White Mountains also has future binding commitments to fund certain other long-term investments. These commitments, which total approximately $125 million, do not have fixed funding dates and are therefore excluded from the table above.
WM Life Re reinsures death and living benefit guarantees associated with certain variable annuities issued in Japan.  WM Life Re has assumed the risk related to a shortfall between the account value and the guaranteed value that must be paid by the ceding company to an annuitant or to an annuitant’s beneficiary in accordance with the underlying annuity contracts. WM Life Re uses derivative instruments, including put options, interest rate swaps, total return swaps and futures contracts on major equity indices, currency pairs and government bonds, to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. As of December 31, 2012, the total guarantee value was approximately ¥230 billion (approximately $2.7 billion) and the related account values were approximately 87% of this amount.
The following table represents expected future cash outflows for WM Life Re’s reinsurance contracts.

Cash outflows Millions	Due in One Year or Less	Due in Two to Three Years	Due in Four to Five Years	Due After Five Years	Total
WM Life Re reinsurance contracts	$3	$7	$471	$—	$481

White Mountains purchases derivative instruments, including futures and over-the-counter option contracts on interest rates, major equity indices, and foreign currencies, to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. At December 31, 2012, the fair value of these derivative instruments was $98 million. In addition, WM Life Re held approximately $394 million of cash and fixed maturity investments at December 31, 2012 posted as collateral to its reinsurance counterparties.

Share Repurchases
In 2006, White Mountains' board of directors authorized the Company to repurchase up to 1,000,000 of its common shares, from time to time, subject to market conditions. In 2010 and 2012, White Mountains' board of directors authorized the Company to repurchase an additional 600,000 and 1,000,000, respectively, of its common shares, for a total authorization of 2.6 million shares. Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorizations do not have a stated expiration date. At December 31, 2012, White Mountains may repurchase an additional 685,496 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its board of directors.

During 2012, White Mountains repurchased a total of 1,329,640 of its common shares for $669 million at an average share price of $503, which was 86% of White Mountains' adjusted book value per share of $588 at December 31, 2012. These repurchases were comprised of (1) 502,801 common shares repurchased under the board authorization for $256 million at an average share price of $508; (2) 816,829 common shares repurchased through a fixed-price tender offer for $409 million at a share price of $500; and (3) 10,010 common shares repurchased to satisfy employee income tax withholdings, pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not fall under the board authorization referred to above.
During 2011, White Mountains repurchased a total of 646,502 of its common shares during for $253 million at an average share price of $390, which was 72% of White Mountains' adjusted book value per share of $542 at December 31, 2011. These repurchases were comprised of (1) 313,967 common shares repurchased under the board authorization for $114 million at an average share price of $364; (2) 332,346 common shares repurchased through two “modified Dutch auction” self-tender offers for $139 million at an average share price of $418; and (3) 189 common shares repurchased to satisfy employee income tax withholdings, pursuant to employee benefit plans.

Cash Flows
Detailed information concerning White Mountains’ cash flows during 2012, 2011 and 2010 follows:

Cash flows from operations for the years ended 2012, 2011 and 2010

Net cash flows (used for) provided from continuing operations was $(30) million, $94 million and $29 million in 2012, 2011 and 2010, respectively. Cash flows from continuing operations decreased $124 million from 2011 to 2012 due to declining net investment income, primarily due to a decrease in the overall average invested asset base, the final settlement and commutation of Scandinavian Re’s multi-year retrocessional Casualty Aggregate Stop Loss Agreement with St. Paul, as well as commutations and runoff of Sirius Group's casualty business and payments of losses incurred in 2010 and 2011 related to major catastrophes, primarily from earthquakes in Chile, Japan and New Zealand.  Net cash flows (used for) provided from discontinued operations was $(196) million, $(209) million and $27 million in 2012, 2011 and 2010, respectively. The cash outflows from discontinued operations in 2012 and 2011 were primarily due to the runoff of reserves related to non-specialty commercial lines businesses that OneBeacon has exited since 2010.
White Mountains does not believe that these trends will have a meaningful impact on its future liquidity or its ability to meet its future cash requirements.

Cash flows from investing and financing activities for the year ended December 31, 2012

Financing and Other Capital Activities
During the first quarter of 2012, the Company declared and paid a $7 million cash dividend to its common shareholders and paid $2 million of interest on the WTM Credit Facility.
In December 2012, White Mountains borrowed $150 million under the WTM Bank Facility. White Mountains repaid $75 million of this advance in December 2012 and the remaining $75 million was repaid in January 2013.
During 2012, the Company repurchased and retired 1,329,640 of its common shares for $669 million.
During 2012, OneBeacon Ltd. declared and paid $80 million of cash dividends to its common shareholders. White Mountains received a total of $60 million of these dividends.
During 2012, OBH issued $275 million face value of senior unsecured debt through a public offering, at an issue price of 99.9%. The net proceeds from the issuance of the 2012 OBH Senior Notes were used to repurchase and retire the remaining $270 million principal outstanding on the 2003 OBH Senior Notes.
During 2012, OneBeacon paid a total of $16 million of interest on the 2003 OBH Senior Notes.
During 2012, Sirius Group declared $115 million and paid $40 million of capital distributions to its immediate parent. In January 2013, Sirius Group paid the remaining $75 million capital distribution to its immediate parent.
During 2012, Sirius Group paid $26 million of interest on the SIG Senior Notes, $19 million of dividends on the SIG Preference Shares.
During 2012, White Mountains contributed $25 million to WM Life Re.

Acquisitions and Dispositions
During 2012, White Mountains capitalized HG Global with approximately $600 million in cash and HG Global capitalized BAM by purchasing $503 million of BAM Surplus Notes.
In November 2012, White Mountains Solutions acquired PICO and Citation for a purchase price of $15 million and American General and American General Property for a purchase price of $35 million.
During 2012, OneBeacon completed the sale of a shell company, Pennsylvania General Insurance, and received $15 million as consideration.

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
During 2011, OBH repurchased and retired a portion of the outstanding 2003 OBH Senior Notes for $162 million.
During 2011, OneBeacon paid a total of $20 million of interest on the 2003 OBH Senior Notes.
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
During 2010, the Company repurchased and retired 687,871 of its common shares for $226 million.
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
During 2010, White Mountains contributed $45 million to WM Life Re.
During 2010, White Mountains contributed $70 million to Esurance.

Acquisitions and Dispositions
During the first quarter of 2010, Sirius Group acquired Central National for $5 million in cash.
During the third quarter of 2010, OneBeacon completed the sale of its traditional personal lines business and received consideration of approximately $167 million.
During 2010, OneBeacon received $10 million of additional consideration from the the sale of the renewal rights to its non-specialty commercial lines business.
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
Adjusted comprehensive income is a non-GAAP financial measure that excludes the change in equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes, from comprehensive income. In the calculation of comprehensive income under GAAP, fixed maturity investments are marked-to-market while the liabilities to which those assets are matched are not. Symetra attempts to earn a “spread” between what it earns on its investments and what it pays out on its products. In order to try to fix this spread, Symetra invests in a manner that tries to match the duration and cash flows of its investments with the required cash outflows associated with its life insurance and structured settlements products. As a result, Symetra typically earns the same spread on in-force business whether interest rates fall or rise. Further, at any given time, some of Symetra’s structured settlement obligations may extend 40 or 50 years into the future, which is further out than the longest maturing fixed maturity investments regularly available for purchase in the market (typically 30 years). For these long-dated products, Symetra is unable to fully match the obligation with assets until the remaining expected payout schedule comes within the duration of securities available in the market. If at that time, these fixed maturity investments have yields that are lower than the yields expected when the structured settlement product was originally priced, the spread for the product will shrink and Symetra will ultimately harvest lower returns for its shareholders. GAAP comprehensive income increases when rates decline, which would suggest an increase in the value of Symetra - the opposite of what is happening to the intrinsic value of the business. Therefore, White Mountains’ management and Board of Directors use adjusted comprehensive income when assessing Symetra’s quarterly financial performance. In addition, this measure is typically the predominant component of change in adjusted book value per share, which is used in calculation of White Mountains’ performance for both short-term (annual bonus) and long-term incentive plans. The reconciliation of adjusted comprehensive income to comprehensive income is included on page 48.
Adjusted book value per share is a non-GAAP measure which is derived by expanding the GAAP calculation of book value per White Mountains common share to exclude equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes. In addition, the number of common shares outstanding used in the calculation of adjusted book value per share are adjusted to exclude unearned restricted common shares, the compensation cost of which, at the date of calculation, has yet to be amortized. The reconciliation of adjusted book value per share to GAAP book value per share is included on page 47.
Total capital at White Mountains is comprised of White Mountains’ common shareholders’ equity, debt and non-controlling interest in OneBeacon Ltd and the SIG Preference Shares. Total adjusted capital excludes the equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes from total capital. The reconciliation of total capital to total adjusted capital is included on page 67.

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

Upon completion of each quarterly review, OneBeacon’s actuaries select indicated reserve levels based on the results of the actuarial methods described previously, which are the primary consideration in determining management’s best estimate of required reserves. However, in making its best estimate, management also considers other qualitative factors that may lead to a difference between held reserves and actuarially recommended levels in the future. Typically, these factors exist when management and OneBeacon’s actuaries conclude that there is insufficient historical reported and paid loss information or that trends included in the historical reported and paid loss information are unlikely to repeat in the future. Such factors include, among others, recent entry into new markets or new products, improvements in the claims department that are expected to lessen future ultimate loss costs and legal and regulatory developments. At December 31, 2012 and 2011, total carried reserves, including reserves that are presented as liabilities held for sale in the December 31, 2012 balance sheet related to the Runoff Business, were 6% and 10%, respectively, above the actuarial point estimate.

Loss and LAE Reserves by Line of Business

OneBeacon’s loss and LAE reserves, net of reinsurance recoverables, at December 31, 2012 and 2011 were as follows:

	December 31, 2012 (1)			December 31, 2011
Millions	Case	IBNR	Total	Case	IBNR	Total
Ongoing Business	$324.7	$568.0	$892.7	$296.5	$510.5	$807.0
Runoff Business	164.3	47.5	211.8	225.4	158.7	384.1
Total	$489.0	$615.5	$1,104.5	$521.9	$669.2	$1,191.1
(1) Amounts included in Runoff Business as of December 31, 2012 consist of case and IBNR reserves that have been reclassified to liabilities held for sale in the December 31, 2012 consolidated balance sheet.

OneBeacon’s loss and LAE reserves, net of reinsurance recoverables, for its Ongoing Business by line of business at December 31, 2012 and 2011 were as follows:

	December 31, 2012			December 31, 2011
Millions	Case	IBNR	Total	Case	IBNR	Total
Automobile liability	$33.3	$27.5	$60.8	$28.2	$25.9	$54.1
General liability - occurrence	43.8	123.5	167.3	41.1	108.8	149.9
General liability - claims made	58.3	171.3	229.6	51.4	163.6	215.0
Medical malpractice	57.7	114.9	172.6	45.1	116.1	161.2
Other casualty	51.8	29.5	81.3	48.6	34.6	83.2
Workers compensation	33.3	37.9	71.2	26.0	30.0	56.0
Property	24.8	35.0	59.8	38.1	11.4	49.5
Other	21.7	28.4	50.1	18.0	20.1	38.1
Total	$324.7	$568.0	$892.7	$296.5	$510.5	$807.0

For loss and allocated LAE reserves, excluding A&E, the key assumption as of December 31, 2012 was that the impact of the various reserving factors, as described below, on future paid losses would be similar to the impact of those factors on the historical loss data with the exception of severity trends, which have been relatively stable over the relevant historical period. The actuarial methods used would project losses assuming continued stability in severity trends. Management has considered future increases in loss severity trends, including the impact of inflation, in making its reserve selections.
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

Commercial automobile liability
The commercial automobile product line is a mix of property and liability coverages and, therefore, includes both short and long tail coverages. The payments that are made quickly typically pertain to auto physical damage (property) claims and property damage (liability) claims. The payments that take longer to finalize and are more difficult to estimate relate to bodily injury claims. Commercial automobile reserves are typically analyzed in two components; liability and collision/comprehensive claims. This second component has minimum reserve risk and fast payouts and, accordingly, separate reserving factors are not presented. The liability component includes claims for both bodily injury and property damage. In general, claim reporting lags are minor, claim complexity is not a major issue, and the line is viewed as high frequency, low to moderate severity.

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

OneBeacon Loss and LAE Development - Ongoing Business

Loss and LAE development—2012
During 2012, OneBeacon experienced $7 million of net favorable loss and LAE reserve development on prior accident year reserves. The favorable reserve development was primarily from workers' compensation, multiple peril liability and general liability lines. This favorable development was offset somewhat by unexpected adverse development on excess property claims.

Loss and LAE development—2011
During 2011, OneBeacon experienced $30 million of net favorable loss and LAE reserve development on prior accident year loss reserves. The favorable loss reserve development was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines.
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

Loss and LAE development—2010
In 2010, OneBeacon experienced $36 million of net favorable loss and LAE reserve development on prior accident year loss reserves. The favorable loss reserve development was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines, as well as development on personal lines business. The favorable development also included an $8 million release of commercial catastrophe reserves associated with storms occurring in 2004 and 2005.
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
At December 31, 2009, management had recorded $8 million of reserves for certain claims related to catastrophes from accident years 2004 and 2005 related to OneBeacon’s excess property business. During 2010, these claims were resolved for amounts below OneBeacon’s policy coverage therefore the reserves were no longer necessary. In addition to the development described for the lines of business above, management also recorded a $9 million net decrease in IBNR in other lines of business, primarily personal lines, as a result of its review of loss reserves at December 31, 2010.

OneBeacon Loss and LAE Development - Runoff Business

Loss and LAE development—2012
During 2012, OneBeacon experienced $40 million of net unfavorable loss and LAE development related to the Runoff Business primarily driven by case incurred development on claims related to multiple peril liability lines and general liability lines and also the impact of an adverse court ruling in Mississippi regarding a disputed assessment from an involuntary pool for hurricane Katrina claims. In addition, there was a change in the workers' compensation tabular discount rate from 4.5% to 3.5% that resulted in unfavorable loss reserve development of $15 million.

Loss and LAE development—2011
During 2011, OneBeacon experienced $27 million of net unfavorable loss and LAE reserve development on prior accident year loss reserves relating to the Runoff Business. The net unfavorable loss reserve development resulted from a detailed review of runoff expenses, principally unallocated loss adjustment expenses (“ULAE”), completed during the fourth quarter of 2011. Specifically, OneBeacon completed a detailed review of loss and defense and cost containment expenses (allocated LAE or “ALAE”) and other adjusting expenses (ULAE) during the fourth quarter of 2011. The analysis considered costs, based on current non-staff expenses and staffing projections for the runoff business, as OneBeacon continued efforts to segregate its claims operations between ongoing claims and runoff claims. The analysis also factored in the revised definition of runoff claims to include the non-specialty commercial lines business that was exited via the renewal rights agreement sale beginning with January 1, 2010 effective dates.

Loss and LAE development—2010
During 2010, OneBeacon experienced $23 million of net favorable loss and LAE reserve development on prior accident year loss reserves relating to the Runoff Business. The net favorable loss reserve development was primarily due to lower than expected severity on multiple peril liability lines and other general liability lines, particularly for accident years 2004 through 2009. As a result of the lower than expected case incurred loss and ALAE, actuarial methods based on case incurred losses produced lower estimated ultimate losses, resulting in lower estimates of required IBNR.

Range of Reserves by Line of Business
OneBeacon’s range of reserve estimates at December 31, 2012 was evaluated to consider the strengths and weaknesses of the actuarial methods applied against OneBeacon’s historical claims experience data. The following table shows the recorded unpaid loss and LAE reserves, net of reinsurance recoverables on unpaid losses, and the high and low ends of OneBeacon’s range of reasonable loss reserve estimates for its Ongoing and Runoff Business at December 31, 2012. The high and low ends of OneBeacon’s range of reserve estimates in the table below are based on the results of various actuarial methods described above.

	December 31, 2012
Millions	Low	Recorded	High
Ongoing Business	$740	$892.7	$975
Runoff Business (1)	137	211.8	296
Total	$877	$1,104.5	$1,271
(1) Includes substantially all OneBeacon’s net A&E reserves ($9, net of reinsurance recoverables at December 31, 2012). See A&E Reserves below for a further discussion.

The following table shows the recorded loss and LAE reserves, net of reinsurance recoverable on unpaid losses, and the high and low ends of OneBeacon’s range of reasonable loss reserve estimates for OneBeacon’s Ongoing Business by line of business at December 31, 2012.

	December 31, 2012
Millions	Low	Recorded	High
Automobile liability	$55	$60.8	$63
General liability - occurrence	128	167.3	184
General liability - claims made	184	229.6	264
Medical malpractice	138	172.6	196
Other casualty	75	81.3	83
Workers compensation	57	71.2	72
Property	57	59.8	63
Other	46	50.1	50
Total	$740	$892.7	$975
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

The percentages shown in the following table represent the linear interpolation of where OneBeacon’s recorded loss and LAE reserves, net of reinsurance recoverable on unpaid losses, are within the range of reserve estimates at December 31, 2012 and 2011, where the low end of the range equals zero, the middle of the range equals 50% and the high end of the range equals 100%. The middle of the range (50%) does not necessarily represent the actuarial indication within the range of possible outcomes, provided above. During 2012, OneBeacon modeled the range of reserves for its Ongoing Business at a more refined line of business level than it had previously used; the prior period has been restated to reflect the more refined range.

	December 31,
(expressed as a percentage of the range)	2012	2011
Ongoing Business	65%	73%
Runoff Business	47%	57%
Total	58%	66%

In selecting its best estimate, management continues to monitor the impact of future increases in inflation, including adverse changes in tort liability. These types of changes could result in deterioration in the loss reserves. During 2012, inflation continued to emerge in the loss data for some lines of business which increased the actuarial indications and related estimated range of outcomes. Since these changes in inflation assumptions are now being partially reflected in the actuarial methods, management does not need to select reserves as high in the range of actuarial indications. This has had some impact on most lines but has a particular impact on general liability - claims made and medical malpractice within both OneBeacon’s Ongoing Business and its Runoff Business. Additionally, as OneBeacon continues to pay down the obligations associated with its Runoff Business, the uncertainty and volatility associated with those reserves is also declining such that carried reserves, which continue to exceed actuarial indications, are expectedly closer to the middle of the range.
Also in 2012, management lowered held reserves in several businesses that had been previously managed as part of OneBeacon’s former commercial lines underwriting group. This development was primarily related to workers compensation and general liability occurrence. This favorable development resulted in recorded reserves being lower in the range as of December 31, 2012 compared to December 31, 2011.
The percentages shown in the following table represent the linear interpolation of where OneBeacon’s recorded loss and LAE reserves on its Ongoing Business, net of reinsurance recoverable on unpaid losses, are within the range of reserves estimates by line of business at December 31, 2012 and 2011. Similar to the preceding table, the low end of the range equals zero, the middle of the range equals 50% and the high end of the range equals 100%.

	December 31,
(expressed as a percentage of the range)	2012	2011
Automobile liability	69%	68%
General liability - occurrence	70%	84%
General liability - claims made	57%	64%
Medical malpractice	60%	71%
Other casualty	80%	82%
Workers compensation	97%	100%
Property	49%	88%
Other	92%	35%
Total	65%	73%

Sensitivity Analysis
The following discussion includes disclosure of possible variations from current estimates of loss reserves in OneBeacon’s Ongoing Business due to a change in certain key assumptions. Each of the impacts described below is estimated individually, without consideration for any correlation among key assumptions or among lines of business. Therefore, it would be inappropriate to take each of the amounts described below and add them together in an attempt to estimate volatility for OneBeacon’s reserves in total.
It is important to note that the variations discussed are not meant to be a worst-case scenario, and therefore, it is possible that future variations may be more than amounts discussed below.

•
Workers compensation: Recorded loss and LAE reserves, net of reinsurance recoverable, for Ongoing and Runoff Business workers compensation were $254 million at December 31, 2012. The two most important assumptions for workers compensation reserves are loss development factors and loss cost trends, particularly medical cost inflation. Loss development patterns are dependent on medical cost inflation. Approximately half of the workers compensation net reserves are related to future medical costs. Across the entire reserve base, a 0.5 point change in calendar year medical inflation would have changed the estimated net reserve by approximately $46 million at December 31, 2012, in either direction.

•
Professional liability:  Recorded loss and LAE reserves, net of reinsurance recoverable, for professional liability were $410 million across all lines at December 31, 2012. A key assumption for professional liability is the implicit loss cost trend, particularly the severity inflation trend component of loss costs. Across the entire reserve base, a 5.0 point change in assumed annual severity would have changed the estimated net reserve by approximately $68 million at December 31, 2012, in either direction.

•
Multiple peril liability: Recorded loss and LAE reserves for the Ongoing and Runoff Businesses, net of reinsurance recoverable, excluding that provided under the GRC Cover, for multiple peril were $142 million at December 31, 2012. Reported loss development patterns are a key assumption for this line of business, particularly for more mature accident years. Historically, assumptions on reported loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g. construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. If case reserve adequacy for multiple peril claims changed by 10.0 points this would have changed the estimated net reserve by approximately $14 million at December 31, 2012, in either direction.

A&E Reserves
OneBeacon’s reserves include provisions made for claims that assert damages from A&E related exposures. Substantially all of these reserves have been reclassified to liabilities held for sale as of December 31, 2012, as they relate to the Runoff Business. Asbestos claims relate primarily to injuries asserted by those who allegedly came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up cost obligations, particularly as mandated by federal and state environmental protection agencies. In addition to the factors described above regarding the reserving process, OneBeacon estimates its A&E reserves based upon, among other factors, facts surrounding reported cases and exposures to claims, such as policy limits and deductibles, current law, past and projected claim activity and past settlement values for similar claims, as well as analysis of industry studies and events, such as recent settlements and asbestos-related bankruptcies. The cost of administering A&E claims, which is an important factor in estimating loss and LAE reserves, tends to be higher than in the case of non-A&E claims due to the higher legal costs typically associated with A&E claims.
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

OneBeacon also incurred A&E losses via its participation in industry pools and associations. The most significant of these pools was Excess Casualty Reinsurance Association (“ECRA”), which provided excess liability reinsurance to U.S. insurers from 1950 until the early 1980s. ECRA incurred significant liabilities for A&E, of which OneBeacon bears approximately a 4.6% and 4.7% share, or $67 million and $77 million at December 31, 2012 and 2011, respectively, which is fully reflected in OneBeacon’s loss and LAE reserves.
More recently, since the 1990s, OneBeacon has experienced an influx of claims from commercial insureds, including many non-Fortune 500-sized accounts written during the 1970s and 1980s, who are named as defendants in asbestos lawsuits. As a number of large well-known manufacturers of asbestos and asbestos-containing products have gone into bankruptcy, plaintiffs have sought recoveries from peripheral defendants, such as installers, transporters or sellers of such products, or from owners of premises on which the plaintiffs’ exposure to asbestos allegedly occurred. At December 31, 2012, 481 policyholders had asbestos-related claims against OneBeacon. In 2012, 106 new insureds with such peripheral involvement presented asbestos claims under prior OneBeacon policies.
Historically, most asbestos claims have been asserted as product liability claims. Recently, insureds who have exhausted the available products liability limits of their insurance policies have sought from insurers such as OneBeacon payment for asbestos claims under the premises and operations coverage of their liability policies, which may not be subject to similar aggregate limits. OneBeacon expects this trend to continue. However, to date there have been fewer of these premises and operations coverage claims than product liability coverage claims. This may be due to a variety of factors, including that it may be more difficult for underlying plaintiffs to establish losses as stemming from premises and operations exposures, which requires proof of the defendant’s negligence, rather than products liability under which strict legal liability applies. Premises and operations claims may vary significantly and policyholders may seek large amounts, although such claims frequently settle for a fraction of the initial alleged amount. Accordingly, there is a great deal of variation in damages awarded for the actual injuries. As of December 31, 2012, there were approximately 379 active claims by insureds against OneBeacon without product liability coverage asserting operations or premises coverage, which may not be subject to aggregate limits under the policies.
OneBeacon has a reinsurance contract with NICO under which OneBeacon is entitled to recover from NICO up to $2.5 billion in the future for asbestos claims arising from business written by OneBeacon in 1992 and prior, environmental claims arising from business written by OneBeacon in 1987 and prior, and certain other exposures. Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon’s third-party reinsurers in existence at the time the NICO Cover was executed (“Third-Party Recoverables”). As a result, the Third-Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. Any amounts uncollectible from third-party reinsurers due to dispute or the reinsurers’ financial inability to pay are covered by NICO under its agreement with OneBeacon. Third-Party Recoverables are typically for the amount of loss in excess of a stated level each year. Of claim payments from 2000 through 2012, approximately 47% of asbestos and environmental losses have been recovered under the historical third-party reinsurance.
During 2011, OneBeacon completed a study of its legacy A&E exposures. Reasonable estimates of potential adverse scenarios continue to be within the $2.5 billion reinsurance cover issued by NICO. Based on the results of the study, OneBeacon increased the point estimate of incurred losses ceded to NICO from $2.2 billion to $2.3 billion, an increase of $122 million for asbestos, environmental and other mass tort exposures, net of underlying reinsurance. Due to the NICO Cover, there was no impact to income or equity from the change in the estimate.
As part of its previously described actuarial review process, OneBeacon reviews A&E activity each quarter and compares that activity to what was assumed in the most recently completed study. As of December 31, 2012, OneBeacon noted no change in the range of reasonable outcomes around its best estimate described above.
As noted above, OneBeacon has ceded estimated incurred losses of approximately $2.3 billion to the NICO Cover at December 31, 2012. Since entering into the NICO Cover, approximately 9% of the $2.3 billion of utilized coverage relates to uncollectible Third Party Recoverables and settlements on Third Party Recoverables through December 31, 2012. Net losses paid totaled approximately $1.5 billion as of December 31, 2012. To the extent that actual experience differs from OneBeacon’s estimate of incurred A&E losses and Third Party Recoverables, future losses could exceed the $198 million of protection remaining under the NICO Cover.

OneBeacon’s reserves for A&E losses, net of Third-Party Recoverables but prior to NICO recoveries, were $0.7 billion at December 31, 2012. An industry benchmark of reserve adequacy is the “survival ratio”, computed as a company’s reserves divided by its historical average yearly loss payments. This ratio indicates approximately how many more years of payments the reserves can support, assuming future yearly payments are equal to historical levels. OneBeacon’s survival ratio was 10.4 years at December 31, 2012. This was computed as the ratio of A&E reserves, net of Third-Party Recoverables prior to the NICO Cover of $0.7 billion plus the remaining unused portion of the NICO Cover of $198 million, to the average A&E loss payments over the three-year period ended December 31, 2012, net of Third-Party Recoverables. OneBeacon’s survival ratio was 13.3 years at December 31, 2011. OneBeacon believes that as a result of the NICO Cover and its historical third-party reinsurance programs, OneBeacon should not experience material financial loss from A&E exposures under current coverage interpretations and that its survival ratio compares favorably to industry survival ratios. However, the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid using recent annual average payments subject to adjustments for unusual items. Many factors, such as aggressive settlement procedures, mix of business and coverage provided, have a significant effect on the amount of A&E reserves and payments and the resultant survival ratio. Thus, caution should be exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.
OneBeacon’s reserves for A&E losses at December 31, 2012 represent management’s best estimate of its ultimate liability based on information currently available. However, significant uncertainties, including but not limited to case law developments, medical and clean-up cost increases and industry settlement practices, limit management’s ability to accurately estimate ultimate liability and OneBeacon may be subject to A&E losses beyond currently estimated amounts. In addition, OneBeacon remains liable for risks reinsured in the event that a reinsurer does not honor its obligations under reinsurance contracts. See Note 3—“Reserves for Unpaid Loss and LAE—Asbestos and environmental loss and LAE reserve activity” of the accompanying historical consolidated financial statements for more information regarding its A&E reserves.

OneBeacon A&E Claims Activity
OneBeacon’s A&E claims activity, substantially all of which relates to Runoff Business, the operations of which have been included in discontinued operations and the loss and LAE reserves of which are included in liabilities held for sale on the December 31, 2012 consolidated balance sheet, is illustrated in the table below:

	Year Ended December 31,
A&E Claims Activity	2012	2011
Asbestos
Accounts with asbestos claims at the beginning of the year	460	478
Accounts reporting asbestos claims during the year	106	94
Accounts on which asbestos claims were closed during the year	(85)	(112)
Accounts with asbestos claims at the end of the year	481	460
Environmental
Accounts with environmental claims at the beginning of the year	315	353
Accounts reporting environmental claims during the year	102	57
Accounts on which environmental claims were closed during the year	(111)	(95)
Accounts with environmental claims at the end of the year	306	315
Total
Total accounts with A&E claims at the beginning of the year	775	831
Accounts reporting A&E claims during the year	208	151
Accounts on which A&E claims were closed during the year	(196)	(207)
Total accounts with A&E claims at the end of the year	787	775

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

Loss and LAE Reserves by Class of Business
Sirius Group’s net loss and LAE reserves by class of business at December 31, 2012 and 2011 were as follows:

Net loss and LAE reserves by class of business	December 31, 2012			December 31, 2011
Millions	Case	IBNR	Total	Case	IBNR	Total
Casualty (excluding A&E)	$179.8	$267.5	$447.3	$218.8	$344.4	$563.2
Other property	162.8	150.0	312.8	192.5	100.2	292.7
Property catastrophe excess	146.5	71.2	217.7	121.7	102.6	224.3
A&E (1)	59.0	130.4	189.4	55.6	107.1	162.7
Accident and health	56.8	88.4	145.2	42.6	95.9	138.5
Aviation and space	98.4	41.5	139.9	97.4	51.5	148.9
Marine	71.9	31.1	103.0	79.3	38.7	118.0
Trade Credit	59.1	26.0	85.1	51.5	32.0	83.5
Agriculture	3.0	16.4	19.4	—	15.5	15.5
Contingency	3.6	5.5	9.1	5.4	5.1	10.5
Runoff (2)	84.8	93.6	178.4	86.7	159.5	246.2
Total	$925.7	$921.6	$1,847.3	$951.5	$1,052.5	$2,004.0

(1)	Sirius Group’s A&E exposures are principally the result of runoff of businesses acquired in the 1990s.

(2)	Included in this class are primarily the runoff exposures from various acquisitions.

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
Backlogs in the recording of assumed reinsurance can also complicate the accuracy of loss reserve estimation. As of December 31, 2012, there were no significant backlogs related to the processing of assumed reinsurance information at Sirius Group.
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
In 2012, Sirius Group had net favorable loss reserve development of $34 million. The major reductions in loss reserve estimates were recognized in casualty runoff ($32 million), property ($28 million), marine/energy ($12 million), trade credit ($7 million) and aviation/space ($5 million) lines, partially offset by a $46 million increase in asbestos loss reserves and a $4 million increase in accident and health. In 2011, Sirius Group had net favorable loss reserve development of $47 million, primarily attributable to $41 million of favorable development on property lines, including $13 million of loss reserve reductions for the 2010 Chile earthquake, partially offset by asbestos and environmental increases of $12 million.  In 2010, Sirius Group had net favorable loss reserve development of $57 million, primarily related to short-tailed lines, such as property, accident and health, and marine, from recent underwriting years. Included in the $57 million favorable loss reserve development was the recognition of $16 million in deferred gains from a retrocessional reinsurance contract that incepted in 2000 and was fully collected in 2010.
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
The actuarial analysis is a primary consideration for management in determining its best estimate of loss and LAE reserves. In making its best estimate, management also considers other qualitative factors that may lead to a difference between its best estimate of loss and LAE reserves and the actuarial point estimate. Typically, these factors exist when management and the company’s actuaries conclude that there is insufficient historical incurred and paid loss information or that trends included in the historical incurred and paid loss information are unlikely to repeat in the future. These factors may include, among others, changes in the techniques used to assess underwriting risk, more accurate and detailed levels of data submitted with reinsurance applications, the uncertainty of the current reinsurance pricing environment, the level of inflation in loss costs, changes in ceding company reserving practices, and legal and regulatory developments. At December 31, 2012 and 2011, total carried net reserves were 2.4% and 2.7% above the actuarial point estimate, respectively.

The following table illustrates Sirius Group’s recorded net loss and LAE reserves and high and low estimates for those classes of business for which a range is calculated, at December 31, 2012.

Net loss and LAE reserves by class of business	December 31, 2012
Millions	Low	Recorded	High
Casualty (excluding A&E)	$402	$447.3	$478
Other property	289	312.8	339
Property catastrophe excess	181	217.7	219
A&E	172	189.4	208
Accident and health	132	145.2	155
Aviation and space	130	139.9	150
Marine	96	103.0	111
Trade Credit	74	85.1	89
Agriculture	18	19.4	21
Contingency	8	9.1	10
Runoff	148	178.4	188
Total	$1,650	$1,847.3	$1,968

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

Sirius Group A&E Reserves
Sirius Group's A&E exposure is primarily from reinsurance contracts written between 1974 through 1985 by acquired companies, mainly MONY Reinsurance Company and Christiania General Insurance Company. The exposures are mostly higher layer excess of loss treaty and facultative coverages with relatively low limits exposed for each claim. In 2012, Sirius Group increased its net A&E exposure through two incoming runoff portfolios acquired by White Mountains Solutions. These acquisitions added $11 million in net asbestos reserves and $1 million in net environmental reserves.
The acquisition of companies having modest portfolios of A&E exposure has been typical of several prior White Mountains Solutions transactions and is likely to be an element of at least some future acquisitions. However, the acquisitions of new A&E liabilities is undertaken only after careful due diligence and utilizing conservative reserving assumptions in relation to industry benchmarks. In the case of those portfolios acquired during 2012, the exposures arise almost entirely from old assumed reinsurance contracts having small limits of liability.
In addition to the $11 million increase in asbestos reserves from the two incoming portfolios acquired by White Mountains Solutions mentioned above, Sirius Group recorded $46 million and $10 million of asbestos-related incurred losses and LAE on its already existing asbestos reserves in 2012 and 2011, respectively.  In the first six months of 2012, Sirius Group increased net asbestos reserves by $12 million in response to its quarterly monitoring of newly reported claims. Based on the monitoring trends noted in the first six months 2012, Sirius Group conducted an in-depth analysis of its asbestos exposure, which was completed in third quarter. The main focus of the analysis was on the internal claims analysis of all treaty and facultative contracts likely to have asbestos exposure.  An external expert with extensive asbestos claims experience was utilized to enhance the review.  This analysis entailed examining total expected asbestos losses and LAE from a variety of information sources, including previous asbestos studies, reported client data and external benchmarking scenarios.  The analysis resulted in a net asbestos loss reserve increase of $33 million recognized in third quarter. An additional $2 million of asbestos losses were recognized in fourth quarter 2012. The 2011 incurred losses were primarily the result of management's monitoring of a variety of metrics including: actual paid and reported claims activity; net survival ratios; peer comparisons; and industry benchmarks.
Offsetting the $1 million increase in environmental reserves mentioned above, Sirius Group recorded a decrease of $1 million in 2012 of environmental-related losses on its already existing reserves in 2012. In 2011, Sirius Group recorded $2 million of environmental losses.

Net incurred loss activity for asbestos and environmental in the last two years was as follows:

Net incurred loss and LAE activity	Year Ended December 31,
Millions	2012	2011
Asbestos	$46.4	$10.3
Environmental	(0.5)	2.0
Total	$45.9	$12.3

Sirius Group’s net reserves for A&E losses were $189 million and $163 million at December 31, 2012 and 2011, respectively. Sirius Group’s A&E three-year net loss paid survival ratio was approximately 9.0 years and 11.1 years at December 31, 2012 and 2011. The decrease in the paid survival ratio in 2012 was driven by an unusually high net paid loss of $9 million made in first quarter 2012 to commute one of Sirius Group's top five asbestos exposures.
The following tables show gross and net loss and LAE payments for A&E exposures for the years ending December 31, 2003 through December 31, 2012:

Millions	Asbestos paid loss and LAE		Environmental paid loss and LAE
Year ended December 31,	Gross	Net	Gross	Net
2003	$10.7	$7.4	$1.7	$1.1
2004	19.3	14.3	1.5	1.4
2005	11.7	12.2	4.8	4.0
2006	9.8	7.9	0.6	0.5
2007	12.3	10.7	2.0	1.7
2008	19.7	14.3	2.2	1.6
2009	11.4	10.3	1.5	1.5
2010	14.5	12.1	0.8	0.9
2011	20.4	15.6	3.2	3.6
2012	34.7	29.4	2.3	1.5

Sirius Group A&E Claims Activity
 Sirius Group has a specialized unit that handles claims relating to A&E exposures. The issues presented by these types of claims require expertise and an awareness of the various trends and developments in relevant jurisdictions. Generally, Sirius Group sets up claim files for each reported claim by cedent for each individual insured. In many instances, a single claim notification from a cedent could involve several years and layers of coverage resulting in a file being set up for each involvement. Precautionary claim notices are submitted by the ceding companies in order to preserve their right to pursue coverage under the reinsurance contract. Such notices do not contain an incurred loss amount. Accordingly, an open claim file is not established. As of December 31, 2012, Sirius Group had 1,859 open claim files for asbestos and 281 open claim files for environmental exposures.

Sirius Group’s A&E claim activity for the last two years is illustrated in the table below.

	Year Ended December 31,
A&E Claims Activity	2012	2011
Asbestos
Total asbestos claims at the beginning of the year	1,261	1,223
Asbestos claims acquired during the year	642	—
Asbestos claims reported during the year	242	358
Asbestos claims closed during the year	(286)	(320)
Total asbestos claims at the end of the year	1,859	1,261
Environmental
Total environmental claims at the beginning of the year	266	268
Environmental claims reported during the year	76	87
Environmental claims closed during the year	(61)	(89)
Total environmental claims at the end of the year	281	266
Total
Total A&E claims at the beginning of the year	1,527	1,491
A&E claims acquired during the year	642	—
A&E claims reported during the year	318	445
A&E claims closed during the year	(347)	(409)
Total A&E claims at the end of the year	2,140	1,527

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
As of December 31, 2012, approximately 95.0% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturities, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturities including corporate debt, state and other governmental debt, convertible fixed maturity securities and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include White Mountains’ investments in hedge funds and private equity funds, as well as investments in certain debt securities, including asset-backed securities, where quoted market prices are unavailable. White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value. The outside pricing services used by White Mountains have indicated that if no observable inputs are available for a security, they will not provide a price. In those circumstances, White Mountains estimates the fair value using industry standard pricing models and observable inputs such as benchmark interest rates, matrix pricing, market comparables, broker quotes, issuer spreads, bids, offers, credit rating prepayment speeds and other relevant inputs. White Mountains performs procedures to validate the market prices obtained from the outside pricing sources. Such procedures, which cover substantially all of its fixed maturity investments include, but are not limited to, evaluation of model pricing methodologies and review of the pricing services’ quality control processes and procedures on at least an annual basis, comparison of market prices to prices obtained from a different independent pricing vendors on at least a semi-annual basis, monthly analytical reviews of certain prices, and review of assumptions utilized by the pricing service for selected measurements on an ad hoc basis throughout the year. White Mountains also performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price on an ad-hoc basis throughout the year. Prices provided by the pricing services that vary by more than 5% and $1 million from the expected price based on these procedures are considered outliers. In circumstances where the results of White Mountains’ review process do not appear to support the market price provided by the pricing services, White Mountains challenges the price.  During the past year, approximately fifteen securities fell outside White Mountains’ expected results, thereby triggering the challenge with the pricing service. If White Mountains cannot gain satisfactory evidence to support the challenged price, it relies upon its own pricing methodologies to estimate the fair value of the security in question. The fair values of such securities are considered to be Level 3 measurements.

The following table summarizes White Mountains’ fair value measurements and the percentage of Level 3 investments at December 31, 2012:

	December 31, 2012
Millions	Fair value	Level 3 Inputs	Level 3 Inputs as a % of total fair value
U.S. Government and agency obligations	$440.1	$—	—
Debt securities issued by industrial corporations	2,385.1	—	—
Municipal obligations	5.2	—	—
Mortgage-backed and asset-backed securities	2,095.6	22.1	1%
Foreign government, agency and provincial obligations	521.9	—	—
Preferred stocks	86.4	70.8	82%
Fixed maturities (1)	5,534.3	92.9	2%
Common equity securities	1,029.7	37.3	4%
Convertible fixed maturity investments	127.4	—	—
Short-term investments	630.6	—	—
Other long-term investments (2)	259.3	259.3	100%
Total investments	$7,581.3	$389.5	5%

(1)	Carrying value includes $338.1 that is classified as assets held for sale relating to discontinued operations.

(2)	Excludes carrying value of $35.0 associated with other long-term investments accounted for using the equity method and $(.1) related to currency forward contracts.

White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturities at December 31, 2012 comprise securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.
The following tables summarize the changes in White Mountains’ fair value measurements by level for the year ended December 31, 2012 and December 31, 2011:

			Level 3 Investments
Millions	Level 1 Investments	Level 2 Investments	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other long- term investments	Total
Balance at January 1, 2012	$1,879.1	$6,088.2	$78.9	$32.3	$—	$268.3	$8,346.8	(1)(2)
Total realized and unrealized gains (losses)	46.8	53.6	8.7	12.4	—	(3.3)	118.2
Foreign currency gains through OCI and other revenue	8.9	81.9	0.8	0.2	—	3.7	95.5
Amortization/Accretion	(0.8)	(48.0)	(0.8)	—	—	—	(49.6)
Purchases	7,266.5	4,927.1	144.4	3.1	—	39.4	12,380.5
Sales	(7,214.8)	(5,937.0)	(99.4)	(10.1)	—	(48.8)	(13,310.1)
Transfers in	—	62.4	22.1	—	—	—	84.5
Transfers out	—	(22.1)	(61.8)	(0.6)	—	—	(84.5)
Balance at December 31, 2012	$1,985.7	$5,206.1	$92.9	$37.3	$—	$259.3	$7,581.3	(1)(2)
(1)  Excludes carrying value of $33.0 and $35.0 at January 1, 2012 and December 31, 2012 associated with other long-term investments accounted for using the equity method and $(0.1) at December 31, 2012 related to forward contracts.
(2)  Carrying value includes $111.8 and $338.1 at January 1, 2012 and December 31, 2012 that is classified as assets held for sale relating to discontinued operations.

			Level 3 Investments
Millions	Level 1 Investments	Level 2 Investments	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other long-term investments		Total
Balance at January 1, 2011	$1,894.4	$5,477.4	$128.4	$71.2	$—	$330.2	(1)	$7,901.6	(1)
Total realized and unrealized (losses) gains	(1.4)	113.2	(8.1)	(4.7)	—	19.5		118.5
Foreign currency gains (losses) through OCI and other revenue	4.6	(76.1)	(4.4)	1.6	—	(5.0)		(79.3)
Amortization/Accretion	2.3	(54.2)	0.3	—	—	—		(51.6)
Purchases	10,653.6	8,905.6	213.7	19.7	—	58.4		19,851.0
Sales	(10,674.4)	(8,528.7)		(55.5)	—	(134.8)		(19,393.4)
Transfers in	—	269.2	18.2	—	—	—		287.4
Transfers out	—	(18.2)	(269.2)	—	—	—		(287.4)
Balance at December 31, 2011	$1,879.1	$6,088.2	$78.9	$32.3	$—	$268.3	(1)	$8,346.8	(1)(2)
(1) Excludes carrying value of $33.0 and $41.9 at December 31, 2011 and January 1, 2011 associated with other long-term investment limited partnerships accounted for using the equity method.
(2) Carrying value includes $111.8 that is classified as assets held for sale relating to AutoOne discontinued operations.

Fair Value Measurements — transfers between levels
 During 2012, two fixed maturity securities classified as Level 3 measurements in the prior period were recategorized as Level 2 measurements because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available at December 31, 2012.  These measurements comprise “Transfers out” of Level 3 and “Transfers in” to Level 2 of $61.8 million for the period ended December 31, 2012. For the year-ended December 31, 2012, “Transfers out” of Level 2 and “Transfers in” to Level 3 fixed maturity investments of $22.1 million consists of one asset-backed security for which the estimated fair value was determined using a single broker quote.
At December 31, 2011, ten fixed maturity securities which had been classified as Level 3 measurements at January 1, 2011 were recategorized as Level 2 measurements because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available at December 31, 2011. These measurements comprise “Transfers out” of Level 3 and “Transfers in” to Level 2 of $269.2 million for the period ended December 31, 2011.  One security that was classified as a Level 2 investment at January 1, 2011 was priced with unobservable inputs and represents “Transfers in” of $18.2 million in Level 3 investments.  The fair value of this security was estimated using industry standard pricing models, in which management selected inputs using its best judgment.  The pricing models used by White Mountains use the same valuation methodology for all Level 3 measurements for fixed maturities. The security is considered to be Level 3 because the measurements are not directly observable. At December 31, 2011, the estimated fair value for this security determined using the industry standard pricing models was $1.6 million less than the estimated fair value based upon quoted prices provided by a third party pricing vendor.
The following table summarizes the amount of total gains (losses) included in earnings attributable to unrealized investment gains (losses) for Level 3 investments for years ended December 31, 2012, 2011, and 2010:

	Year Ended December 31,
Millions	2012	2011	2010
Fixed maturities	$7.7	$(12.2)	$10.2
Common equity securities	3.0	(16.6)	(19.2)
Convertible fixed maturities	—	—	—
Other long-term investments	7.0	(16.8)	39.0
Total unrealized investment (losses) gains, pre-tax - Level 3 investments	$17.7	$(45.6)	$30.0

Symetra Warrants
White Mountains holds warrants to acquire common shares of Symetra. The warrants are recorded at fair value. White Mountains uses a Black-Scholes valuation model to determine the fair value of the Symetra warrants. The major assumptions used in valuing the Symetra warrants at December 31, 2012 were a risk free rate of 0.21%, volatility of 38.9%, an expected life of 1.6 years, a strike price of $11.49 per share and a share price of $12.98 per share. The major assumptions used in valuing the Symetra warrants at December 31, 2011 were a risk free rate of 0.31%, volatility of 36.0%, an expected life of 2.6 years, a strike price of $11.49 per share and a share price of $9.07 per share.  The inputs used in the valuation model are observable inputs. However, since a quoted market price is not available for the warrants themselves, they are categorized as a Level 2 measurement.

Other Long-Term Investments
Other long-term investments accounted for at fair value at December 31, 2012 consist of $115 million in hedge funds and $125 million in private equity funds.  At December 31, 2012, White Mountains held investments in 16 hedge funds and 38 private equity funds.  The largest investment in a single fund was $16.0 million and $27.4 million at December 31, 2012 and 2011.
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
In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fund manager uses current market prices to determine fair value. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers generally consider the need for a liquidity discount on each of the underlying investments when determining the fund’s net asset value.  In circumstances where White Mountains’ portion of a fund’s net asset value is deemed to differ from fair value due to illiquidity or other factors associated with White Mountains’ investment in the fund, the net asset value is adjusted accordingly.  At December 31, 2012, there were no circumstances where illiquidity or other factors required an adjustment to the net asset value related to any of its investments in hedge funds or private equity funds.

Sensitivity analysis of likely returns on hedge fund and private equity fund investments
White Mountains’ investment portfolio includes investments in hedge funds and private equity funds. At December 31, 2012, the value of investments in hedge funds and in private equity funds was $115 million and $125 million, respectively.  The underlying investments are typically publicly traded and private common equity investments, and, as such, are subject to market risks that are similar to White Mountains’ common equity securities. The following illustrates the estimated effect on December 31, 2012 fair value resulting from a 10% change and a 30% change in market value:

	December 31, 2012
	Change in fair value		Change in fair value
Millions	10% decline	10% increase	30% decline	30% increase
Hedge funds	$(11.5)	$11.5	$(34.5)	$34.5
Private equity funds	$(12.5)	$12.5	$(37.5)	$37.5

Hedge fund and private equity fund returns are commonly measured against the benchmark returns of hedge fund indices and/or the S&P 500 Index.  The historical returns for each index in the past five years are listed below:

	Year Ended December 31,
	2012	2011	2010	2009	2008
HFRX Equal Weighted Strategies Index	2.5%	(6.2)%	5.3%	11.4%	(21.9)%
S&P 500 Index	16.0%	2.1%	15.1%	26.5%	(37.0)%

Variable Annuity Reinsurance Liabilities
White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. White Mountains carries the benefit guarantees at fair value. The fair value of the guarantees is estimated using actuarial and capital market assumptions related to the projected discounted cash flows over the term of the reinsurance agreement. The valuation uses assumptions about surrenders rates, market volatilities and other factors, and includes a risk margin which represents the additional compensation a market participant would require to assume the risks related to the business. The selection of surrender rates, market volatility assumptions, risk margins and other factors require the use of significant management judgment. Assumptions regarding future policyholder behavior, including surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimate. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value of the liabilities associated with these guarantees that could materially affect results of operations. All of White Mountains' variable annuity reinsurance liabilities ($442 million) were classified as Level 3 measurements at December 31, 2012.
Generally, the liabilities associated with these guarantees increase with declines in the equity markets, interest rates and currencies against the Japanese yen, as well as with increases in market volatilities. In 2008, particularly in the fourth quarter, as a result of worldwide declines in equity markets, interest rates and the strengthening of the Japanese yen, the underlying investment accounts declined substantially and have stayed low. The collective account values were approximately 87% and 78% of the guarantee value at December 31, 2012 and December 31, 2011. The liability is also affected by annuitant related behavioral and actuarial assumptions, including surrender and mortality rates. WM Life Re lowered its projected surrender rates in 2011 and 2010 to reflect the behavior observed during the turbulent markets experienced throughout those years.
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
As of December 31, 2012, the value of bond funds tracking the WGBI was approximately ¥68 billion ($786 million). By country, the largest exposures, together comprising over 90% of the WGBI, were the United States (42%), France (10%), Germany (9%), the United Kingdom (8%), Italy (9%), Spain (4%), Canada (3%), the Netherlands (3%), and Belgium (3%). Eurozone countries together comprised approximately 41%. To reduce hedging basis risk (i.e., the risk that changes in the WGBI will cause WM Life Re's variable annuity guarantee liabilities to change in value at a different rate than the derivative hedges), in December 2009 WM Life Re entered into a series of total return swap contracts on the performance of the WGBI. As of December 31, 2010, approximately 49% of WM Life Re's WGBI-related liability was hedged with WGBI swaps. Because these swaps were denominated in US dollars, WM Life Re continued to hedge the results into Japanese yen to match the benchmark denominated in Japanese yen. In 2011, driven in large part by instability of Eurozone markets, WM Life Re significantly increased coverage of its WGBI exposure. Because the market for WGBI total return swaps was, and continues to be illiquid, WM Life Re entered into a series of total return swaps on the JP Morgan European Government Bond Index (JPM European GBI). Although the JPM European GBI is not an exact match for the European component of the WGBI, its construction rules and holdings are substantially similar. These swaps are denominated in Japanese yen and, therefore, need not be hedged into Japanese yen. As of December 31, 2012, the total notional amounts of WGBI and JPM European GBI swaps were $75 million and ¥28 billion ($324 million), respectively. At that date, approximately 64% and 96% of the total WGBI and European component of the WGBI, respectively, were hedged with total return swaps. All $75 million notional amount of WGBI swaps matured in January 2013, reducing coverage on the total WGBI by 3% to approximately 61%. The JPM European GBI total return swaps have maturities laddered during 2015 and 2016 to approximate the maturities of the policies reinsured. The residual WGBI exposure is hedged primarily with bond futures.
Under the terms of these swap contracts, WM Life Re receives cash flows based on a fixed return, reset at the beginning of each month based on current LIBOR and is required to pay cash flows based on the performance of the WGBI or JPM European GBI during that month plus a fixed amount.
WM Life Re hedges the remaining WGBI-related liability exposure with the limited types of available derivatives that most closely fit the country and term exposures of the WGBI. Since liability exposures are determined by the performance of the overall account value, including the funds that track the Nomura BPI, TOPIX, and MSCI Kokusai, periodic portfolio rebalancing may be required. At such times and within limits, exchange-traded futures may be used to maintain overall neutral exposure as opposed to entering into new, or unwinding existing, swaps.

As of December 31, 2012, the value of bond funds tracking the Nomura BPI was approximately ¥73 billion ($844 million). In January 2010, because the types and tenors of liquid Japanese bond futures currently available are extremely limited, to more closely track the performance of bond funds tracking the Nomura BPI, WM Life Re entered into its first total return swap contract on the performance of that index. As of December 31, 2012, the total notional amount of Nomura BPI swaps was ¥57 billion ($662 million), covering approximately 90% of WM Life Re's Nomura BPI-related liability exposure. Of these swaps, ¥13 billion ($159 million), which mature between 2015 and 2016, track the government bond component of the index only (approximately 76% of the index), leaving WM Life Re exposed to credit spread risk on the non-government portion. However, WM Life Re was able to temporarily convert these swaps into swaps that track the complete index through August 2013, at which time they will revert back to swaps that track the government bond component only unless WM Life Re is able to roll the conversion for another period of time. The remaining ¥44 billion ($511 million) track the complete index. Of these, one with a notional amount of ¥10 billion ($130 million) matured in January 2013 and was replaced with a swap of equal size maturing January 2014. The remaining swaps on the complete index mature during 2013. WM Life Re will look for opportunities to replace these swaps as they mature; however, the market is extremely illiquid and there is no guaranty that WM Life Re will be able to do so. Under the contracts, WM Life Re receives cash flows based on a fixed return, reset at the beginning of each period (monthly for the complete index swaps and semi-annually for the government bond only swaps) based on current LIBOR and is required to pay cash flows based on the performance of the Nomura BPI during that period plus a fixed amount. Remaining Nomura BPI exposure is hedged with liquid Japanese bond futures and is subject to basis risk relating to the difference between the tenor of the bond futures and the tenor of the assets in the annuity funds covered by WM Life Re’s variable annuity guarantees.
As of December 31, 2012, the value of equity funds tracking the MSCI Kokusai was approximately ¥30 billion ($346 million). To reduce hedging basis risk, in 2011 WM Life Re entered into a series of total return swaps on the MSCI Kokusai, denominated in Japanese yen with maturities laddered during 2015 and 2016 to approximate the maturities of the policies reinsured. As of December 31, 2012, the total notional amount of MSCI Kokusai swaps was ¥14.5 billion ($177 million) and the percent of MSCI Kokusai fund exposure hedged by these swaps was approximately 60%. The remaining 40% of this exposure continues to be hedged with a variety of more liquid instruments, including exchange-traded futures. WM Life Re continues to assess ways to increase its coverage with total return swaps but there is no guaranty that WM Life Re will be able to do so.
During 2009, WM Life Re entered into long term Japanese interest rate swaps, largely replacing its use of short term Japanese Government Bond (“JGB”) futures to hedge its discount rate exposure.  By doing so, WM Life Re better matched the term structure of its discount rate exposure, substantially reduced its exposure to changes in Japanese interest rate swap spreads and significantly reduced the potential costs associated with rolling JGB futures contracts during times of relative market illiquidity.  During December 2012, after the relevant Japanese interest rate swap rates fell to their lowest level in many years, the resulting potential benefit, net of cost, to WM Life Re of maintaining its Japanese interest rate swap hedge portfolio was deemed to be limited. Therefore, the decision was made to unwind or offset these Japanese interest rate swaps. During December 2012, approximately 24% of the notional amount of Japanese interest rate swap contracts was unwound and during January 2013 the remaining 76% was unwound or offset. As of December 31, 2012 and 2011, the notional amount of Japanese interest rate swaps was ¥153 billion ($1.8 billion) and ¥183 billion ($2.4 billion), respectively.
The following table summarizes the estimated financial impact on WM Life Re's derivatives and benefit guarantee liabilities of instantaneous changes in individual market variables as of December 31, 2012, proforma for the unwinding or offsetting of Japanese interest rate swaps in January of 2013. Remaining hedging coverage of Japanese interest rate swap exposure was 12%, primarily from WM Life Re’s put option portfolio. The table below assumes that all other market variables are constant and does not reflect the inter-dependencies between individual variables.

	Equity Market Returns		Foreign Currency Exchange (1)		Interest Rates (2)		Market Volatility (3)
Millions	20%	(20)%	15%	(15)%	Favorable	Unfavorable	Decrease	Increase
Liabilities	$(117)	$124	$(191)	$235	$(61)	$38	$(7)	$24
Hedge Assets	(120)	125	(188)	227	(15)	26	(10)	15
Net	$(3)	$1	$3	$(8)	$46	$(12)	$(3)	$(9)

(1)	The value of foreign currencies in Japanese yen terms.

(2)
In the unfavorable scenario, Japanese interest rates are decreased 70 bps, Japanese swap spreads are tightened by 25 bps, and foreign bond fund yields are increased 70 bps.  Conversely, in the favorable scenario, Japanese interest rates are increased 70 bps, Japanese swap spreads are widened 25 bps and foreign bond fund yields are decreased 70 bps. Without taking into account the proforma effect of Japanese interest rate swaps that were unwound or offset in January of 2013, the favorable interest rate change scenario results in an increase of the net value of WM Life Re’s derivative assets and variable annuity guarantee liability of $10, while the unfavorable scenario results in a decrease of $1.

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

To test the impact of multiple variables moving simultaneously, WM Life Re performs capital market “shock” testing. Prior to 2009, in performing this testing, WM Life Re had not incorporated basis risk and other hedge underperformance relative to expectations in its models; it had assumed that its hedges would behave as modeled. However, the financial market turmoil of late 2008 and early 2009 demonstrated that, in periods of severe financial market disruption, various aspects of WM Life Re's hedging program may underperform or over-perform. As a result, WM Life Re now also estimates the efficacy of its hedging program in its “shock” testing. Estimated hedge effectiveness is based on actual results during the recent stressed market environment encompassing the fourth quarter of 2008 and the first quarter of 2009. Hedge effectiveness assumptions also incorporate any subsequent changes to the hedging program that were not in place during this stress period. Although this period captures a historically volatile period that included large market movements over short time periods, hedges may be less effective than the current assumptions to the extent future market movements of the magnitude of these “shocks” occur more quickly than during this recent stress period.
The table below summarizes as of December 31, 2012 and 2011, the estimated financial impact of simultaneous market events, as well as December 31, 2012 on a proforma basis, adjusted for the unwinding or offsetting of the remaining Japanese interest rate swaps during January 2013. Unlike the individual sensitivity analysis illustrated above, the analysis in the table below reflects the inter-dependencies between individual variables.

	Proforma As of December 31, 2012		As of December 31, 2012		As of December 31, 2011
Change in Millions	Down Market	Up Market	Down Market	Up Market	Down Market	Up Market
Liabilities	$420	$(367)	$420	$(367)	$487	$(454)
Hedge Assets (1)	376	(357)	389	(384)	453	(486)
Net	$(44)	$10	$(31)	$(17)	$(34)	$(32)

(1)
Assumed hedge effectiveness in down and up markets of 93% and 106%, respectively, as of December 31, 2012 and 93% and 107%, respectively, as of December 31, 2011. Hedge effectiveness as of December 31, 2012 has been adjusted for 24% reduction in Japan interest rate swap coverage due to the unwinding of Japanese interest rate swaps at the end of December. Proforma hedge effectiveness as of December 31, 2012 has been adjusted for the unwinding or offsetting of the remaining Japanese interest rate swaps during January 2013. Some Japanese interest rate swap coverage remains primarily through WM Life Re's put option portfolio.

WM Life Re applies shocks to the Japanese interest rates and foreign bond fund yields in opposite directions. In the down market scenario, Japanese interest rates are decreased 70 bps, Japanese interest rate swap spreads are tightened by 25 bps, and foreign bond fund yields are increased 70 bps. The “up market” scenario assumes opposite movements in the same variables. For other variables, the “down market” scenario assumes equity indices decrease 20%, foreign currencies depreciate by 15% against the Japanese yen and implied market volatility increases as described in footnote 3 to the table above.  The “up market” scenario assumes opposite movements in the same variables. Through December 31, 2012, both the up and down scenarios produce an expected net loss due to the convexity of the liability value, coupled with the assumption that the shock scenarios happen instantaneously without adjustment of the hedging portfolio. The proforma 2012 sensitivity analysis up market scenario results in a positive $10 million due to the reduction in the liability from higher discount rates that is no longer offset by losses from the Japanese interest rate swaps that have been unwound. However, this also causes the proforma 2012 down market scenario to be $13 million worse than the down market scenario as of December 31, 2012.
WM Life Re projects future surrender rates by year for policies based on a combination of actual experience and expected policyholder behavior. Actual policyholder behavior, either individually or collectively, may differ from projected behavior as a result of a number of factors such as the level of the account value versus guarantee value and applicable surrender charge, views of the primary insurance company's financial strength and ability to pay the guarantee at maturity, annuitants' need for money in a prolonged recession and time remaining to receive the guarantee at maturity. Policyholder behavior is especially difficult to predict given that WM Life Re's reinsurance contracts are relatively new and the recent financial turmoil is unprecedented for this type of product in the Japanese market. Actual policyholder behavior may differ materially from WM Life Re's projections.
During the third quarter of 2010, WM Life Re lowered the surrender assumptions that it uses to calculate its variable annuity guarantee liability. WM Life Re’s previous assumptions reflected its expectation that surrenders would rise as the surrender charges in the underlying annuities decline. However, the persistent instability in financial and foreign exchange markets has kept surrenders low. The lower surrender assumptions resulted in a $48 million increase in WM Life Re’s variable annuity guarantee liability, but reduced its exposure to adverse changes in surrender rates in the future. During the fourth quarter of 2011, WM Life Re lowered the surrender assumptions again to reflect the somewhat lower surrenders that emerged versus expected in the policy cohort that rolled into policy year seven, resulting in a $7.2 million increase in the variable annuity guaranty liability. No surrender assumption adjustments were required during 2012.

As of December 31, 2012, WM Life Re's surrender assumptions vary from 0.1% currently to 3.0% depending on the level of account value versus guarantee value; at the account value levels as of December 31, 2012, the average assumed surrender rate was approximately 0.5% per annum. The potential increase in the fair value of the liability due to a change in current actuarial assumptions is as follows:

	Increase in fair value of liability
	December 31,
Millions	2012	2011
Decrease 50%	$3	$5
Decrease 100% (to zero surrenders)	$5	$10

The amounts in the table above could increase in the future if the fair value of the variable annuity guarantee liability changes due to factors other than the surrender assumptions (e.g., a decline in the ratio of the annuitants’ aggregate account values to their aggregate guarantee values).
As of December 31, 2011, WM Life Re increased the variable annuity guaranty liability by $6 million to partially reflect a “basis swap” implied by foreign exchange rates which results in lower projected returns (in Japanese yen) for the portion of funds invested in countries outside of Japan. Since the financial crisis in 2008, there has been a break in expected arbitrage free relationships between swap interest rates and foreign exchange rates (in particular, between the U.S. and Japan). This adjustment recognizes that this anomaly of trading values may be more than temporary. The balance of this reserve was $2.2 million as of December 31, 2012.
The following table summarizes the changes in White Mountains' variable annuity reinsurance liabilities and derivative contracts for the years ended December 31, 2012 and 2011:

	Variable Annuity (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total (4)
Balance at January 1, 2012	$(768.5)	$247.1	$39.2	$4.1	$290.4
Purchases	—	6.1	—	—	6.1
Realized and unrealized gains (losses)	327.0	(84.0)	(186.9)	(68.1)	(339.0)
Transfers in (out)	—	—	—	—	—
Sales/settlements	—	(28.7)	127.2	42.3	140.8
Balance at December 31, 2012	$(441.5)	$140.5	$(20.5)	$(21.7)	$98.3

	Variable Annuity (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total (4)
Balance at January 1, 2011	$(610.2)	$275.3	$72.2	$—	$347.5
Purchases	—	5.0	—	—	5.0
Realized and unrealized gains (losses)	(158.3)	14.5	67.7	10.7	92.9
Transfers in (out)	—	—	—	—	—
Sales/settlements	—	(47.7)	(100.7)	(6.6)	(155.0)
Balance at December 31, 2011	$(768.5)	$247.1	$39.2	$4.1	$290.4

(1)	Includes over-the-counter instruments.

(2)
Includes interest rate swaps, total return swaps and foreign currency forward contracts. Fair value measurement based upon bid/ask pricing quotes for similar instruments that are actively traded, where available.  Swaps for which an active market does not exist have been priced using observable inputs including the swap curve and the underlying bond index.

(3)	Includes exchange traded equity index, foreign currency and interest rate futures. Fair value measurements based upon quoted prices for identical instruments that are actively traded.

(4)	In addition to derivative instruments, WM Life Re held cash, short-term and fixed maturity investments of $393.6 and $485.3 at December 31, 2012 and 2011 posted as collateral to its counterparties.

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
The following table summarizes Sirius Group’s premium estimates and related commissions and expenses:

	December 31, 2012				December 31, 2011
Millions	Gross Premium Estimates	Net Premium Estimates	Net Commission and Expense Estimates	Net Amount Included in Reinsurance Balances Receivable	Gross Premium Estimates	Net Premium Estimates	Net Commission and Expense Estimates	Net Amount Included in Reinsurance Balances Receivable
Property catastrophe excess	$74.1	$60.8	$(5.4)	$55.4	$68.3	$56.0	$(5.0)	$51.0
Other property	69.9	54.2	(22.4)	31.8	64.9	48.7	(17.2)	31.5
Accident and health	100.6	79.2	(29.4)	49.8	72.6	55.1	(25.6)	29.5
Aviation and space	41.7	34.6	(7.1)	27.5	50.1	38.9	(8.5)	30.4
Trade credit	36.3	26.1	(8.7)	17.4	41.9	33.8	(13.1)	20.7
Marine	17.8	16.5	(2.7)	13.8	19.0	17.5	(2.5)	15.0
Casualty	4.2	4.2	.4	4.6	10.1	9.9	(.6)	9.3
Agriculture	10.9	10.8	(1.5)	9.3	20.1	20.0	(2.8)	17.2
Contingency	5.2	5.2	(1.9)	3.3	6.0	6.0	(2.4)	3.6
Total	$360.7	$291.6	$(78.7)	$212.9	$353.0	$285.9	$(77.7)	$208.2

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
In connection with White Mountains’ acquisition of OneBeacon in 2001, Aviva caused OneBeacon to purchase reinsurance contracts with two reinsurance companies rated “AA+” (Very Strong, the second highest of twenty-one financial strength ratings) by Standard & Poor’s and “A++” (Superior, the highest of sixteen financial strength ratings) by A.M. Best. One is a reinsurance cover with NICO which entitles OneBeacon to recover up to $2.5 billion in ultimate loss and LAE incurred related primarily to claims arising from business written by its predecessor prior to 1992 for asbestos claims and 1987 for environmental claims, respectively. As of December 31, 2012, OneBeacon has ceded estimated incurred losses of approximately $2.3 billion to NICO under the NICO Cover. The other contract is a reinsurance cover with GRC for up to $570 million of additional losses on all claims arising from accident years 2000 and prior. As of December 31, 2012, OneBeacon has ceded estimated incurred losses of $562 million to GRC under the GRC Cover. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the acquisition of OneBeacon, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for as a seller guarantee under GAAP in accordance with Emerging Issues Task Force Topic No. D 54. NICO and GRC are wholly-owned subsidiaries of Berkshire. All of these balances relate to the Runoff Business, the results of which are included in discontinued operations and the balances as of
December 31, 2012 of which have been included in assets or liabilities held for sale on the consolidated balance sheet.
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

5. White Mountains’ Investment in Symetra Common Shares

In September 2011, the U.S. Federal Reserve Bank (the “Fed”) began “Operation Twist”, which decreased long-term interest rates on fixed maturity investments. Under Operation Twist, the Fed sold shorter-term U.S. treasury securities, which have maturities of generally 3 years or less, to fund the purchase of longer-term U.S. securities, with maturities between
6 and 30 years. In December 2012, the Fed stated that it expects to continue to take actions to keep long-term interest rates low until unemployment reaches 6.5%. Lower long-term interest rates tend to reduce the return on equity that life insurers earn as they reinvest their cash flows from higher yielding long duration bonds into lower yielding long duration bonds. Quoted stock prices of life insurers tend to be highly correlated with their return on equity. Thus, as long-term interest rates decline, the quoted stock prices of life insurers tend to decline. At the same time, lower interest rates tend to increase the stated GAAP book values of life insurance companies, primarily from unrealized gains on fixed income investments, as the assets are marked-to-market, but the liabilities are not. Thus, the precipitous decline in long-term interest rates that occurred with Operation Twist caused a significant decline in the quoted stock prices of life insurance companies and an even more significant decline in those prices relative to stated GAAP book value. As a result, the quoted stock price of many life insurance companies at December 31, 2011, including Symetra, was well below their stated GAAP book value, a trend inconsistent with historical patterns.
White Mountains accounts for its investment in Symetra common shares using the equity method of accounting. Under the equity method, the GAAP carrying value of White Mountains’ investment in Symetra common shares is normally equal to the percentage of Symetra’s GAAP book value represented by White Mountains’ common share ownership, which was 15% at December 31, 2012 and 2011.  Under GAAP, a decline in the fair value of an investment is considered to be other-than-temporary when the fair value of the investment is not expected to recover to its GAAP carrying value in the near term.  Declines in the fair value of an investment that are considered to be other-than-temporary are recognized as a write-down to the GAAP carrying value of the investment. Having observed the divergence between the quoted market price for Symetra’s common shares and its GAAP carrying value, management evaluated White Mountains’ investment in Symetra common shares to determine whether an other-than-temporary impairment under GAAP existed at December 31, 2011.  As a result of this evaluation, management concluded that White Mountains’ investment in Symetra common shares was other-than-temporarily impaired and wrote down the GAAP book value of the investment to its estimated fair value of $261 million at December 31, 2011, or approximately $15 per Symetra common share.

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

Valuation techniques based on actuarial appraisals
When determining the value of life insurance holding companies that are acquisition targets, market participants commonly utilize an approach that values the company as the sum of (A) adjusted statutory net worth of any regulated life insurance companies (i.e. statutory surplus plus asset valuation reserve) plus the GAAP net assets of any non-life businesses, less holding company debt and (B) the present value of future earnings related to business in force as of the valuation date plus the present value of future earnings related to business written after the valuation date.  White Mountains used this approach when it acquired its initial investment in Symetra in 2004.  Part A of the calculation can be performed using observable inputs from the statutory and GAAP financial statements.  Part B of the calculation requires a large number of actuarial calculations including assumptions such as discount rates, mortality, persistency and future investment results that, while based on historical data and are supportable, are nonetheless judgmental and largely unobservable.  For Symetra, part A is approximately $15 per share as of December 31, 2011.  Symetra management provided White Mountains with an actuarial appraisal that demonstrates that part B would be a meaningful positive value in most reasonable scenarios.  When determining the GAAP fair value of White Mountains’ investment in Symetra common shares at December 31, 2011, management ascribed the greatest weight to part A, as it is observable and less subjective.

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

After considering all of the above, management determined that the best estimate of the GAAP fair value of White Mountains’ investment in Symetra’s common shares at December 31, 2011 was $15 per share, which approximated Symetra’s adjusted statutory-basis net worth. The write down of $199 million to $261 million represented management’s best estimate of the amount by which the value of the investment had been other-than-temporarily impaired for GAAP at that date. After-tax, this represented a reduction of White Mountains adjusted book value per share of $6. Given the scarcity of relevant observable inputs and the wide range of estimates developed under the approaches used, the estimated GAAP fair value of White Mountains’ investment in Symetra’s common shares involved a significant degree of judgment, is very subjective in nature and, accordingly, is considered a Level 3 fair value measurement.
An other-than-temporary impairment for GAAP does not equate to a permanent impairment in value. The reasons why management concluded that an other-than-temporary impairment for GAAP existed at December 31, 2011 related to the environment in which life insurance companies operated and not from reasons specific to Symetra itself.  Symetra has recorded solid growth in adjusted book value per share since the financial crisis at the end of 2008, continues to pay quarterly dividends to its shareholders and has maintained strong financial strength and creditworthiness ratings and capital ratios.  Management does not believe that the write-down in 2011 is an indication of impairment in Symetra’s long-term intrinsic business value. At December 31, 2012 the GAAP carrying value of White Mountains’ investment in the Symetra common shares was $351 million, which reflects White Mountains’ equity in Symetra’s earnings and unrealized investment gains as well as the amortization of the basis difference that arose upon recognition of the impairment in 2011 (see Note 15). Management does not believe that the investment in Symetra’s common shares is other-than-temporarily impaired at December 31, 2012.

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

Interest Rate and Credit Spread Risk
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
The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on White Mountains’ fixed maturity and convertible fixed maturity investments. Size of interest rate decreases may be limited in order to floor interest rates at a de minimis level.

($ in millions)	Fair Value at December 31, 2012	Assumed Change in Relevant Interest Rate	Estimated Fair Value After Change in Interest Rate	After-Tax Increase (Decrease) in Carrying Value
Fixed maturity and convertible fixed maturity investments (1)	$5,661.7	100 bp decrease	$5,735.6	$51.3
		50 bp decrease	5,712.5	32.2
		50 bp increase	5,583.2	(54.4)
		100 bp increase	5,504.2	(109.1)
(1) Assumes no sensitivity to general interest rate movements for $6.8 of defaulted bonds and $36.6 of convertibles whose market values are significantly influenced by the underlying stock.

The magnitude of the fair value decrease in rising rates scenarios may be more significant than the fair value increase in comparable falling rates scenarios. This can occur because (a) the analysis floors interest rates at a de minimis level in falling rate scenarios, muting price increases, (b) portions of the fixed income portfolio may be callable, muting price increases in falling interest rate scenarios and or (c) portions of the fixed income portfolio may experience cash flow extension in higher interest rate environments, which generally results in lower prices.

White Mountains’ overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to their investment risks. Widening and tightening of credit spreads generally translate into decreases and increases in fair values of fixed maturity investments, respectively. Size of credit spread tightening may be limited in order to floor yields of non-government bonds above short term government bond yields. The table below summarizes the estimated effects of hypothetical widening and tightening of pre-tax credit spreads on White Mountains’ fixed maturity and convertible fixed maturity portfolio.

	December 31, 2012
Millions	Fair Value	Tighten 50	Tighten 25	Widen 25	Widen 50
U.S Government and agency obligations	$440.1	$—	$—	$—	$—
Foreign government, agency and provincial obligations	521.9	.1	.1	(.1)	(.1)

		Tighten 100	Tighten 50	Widen 50	Widen 100
Agency mortgage-backed	1,143.8	31.3	18.6	(19.0)	(37.4)
Asset-backed	457.1	4.1	2.8	(4.2)	(8.3)

		Tighten 200	Tighten 100	Widen 100	Widen 200
Debt securities issued by industrial corporations (1)	2,378.3	122.0	81.2	(83.9)	(163.9)
Municipal obligations	5.2	.4	.2	(.2)	(.4)
Convertible fixed maturities (1)	90.8	1.6	1.3	(1.7)	(3.3)

		Tighten 400	Tighten 200	Widen 200	Widen 400
Non-agency commercial mortgage-backed	334.1	4.9	4.7	(15.4)	(29.9)

		Tighten 600	Tighten 300	Widen 300	Widen 600
Preferred stocks	86.4	7.7	6.1	(17.0)	(33.2)
Non-agency residential mortgage-backed	160.6	4.8	3.7	(8.8)	(16.9)
(1) Fair value does not include $6.8 of defaulted bonds and $36.6 of convertibles whose market values are significantly influenced by the underlying stock.
Assumes no sensitivity to general credit spread movements for these securities.

The magnitude of the fair value decrease in wider credit spread scenarios may be more significant than the fair value increase in comparable tighter credit spread scenarios. This can occur because the analysis limits the credit spread tightening in order to floor yields of non-government bonds above short government bond yields, muting price increases.

Equity Price Risk
The carrying values of White Mountains’ common equity securities and other long-term equity investments are based on quoted market prices or management’s estimates of fair value as of the balance sheet date. Market prices of common equity securities, in general, are subject to fluctuations.  These fluctuations could cause the amount realized upon sale or exercise of these instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the investment, the relative price of alternative investments, supply and demand imbalances for a particular security, or other market factors. Assuming a hypothetical 10% increase or decrease in the equity market at December 31, 2012, the carrying value of White Mountains’ equity securities would have increased or decreased by approximately $132 million pre-tax.

Long-term obligations
White Mountains carries its financial instruments on its balance sheet at fair value with the exception of its fixed-rate, long-term indebtedness and the SIG Preference Shares, which are recorded as non-controlling interest.
The following table summarizes the fair value and carrying value of financial instruments as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
2012 OBH Senior Notes	$282.4	$274.7	$—	$—
2003 OBH Senior Notes	—	—	277.4	269.8
SIG Senior Notes	441.9	399.4	418.6	399.3
SIG Preference Shares	257.5	250.0	217.5	250.0

The fair value estimate for the 2003 and 2012 OBH Senior Notes has been determined using quoted market prices and is considered a Level 2 measurement. The fair value estimates for the SIG Senior Notes and the SIG Preference Shares have been determined based on indicative broker quotes and are considered to be Level 3 measurements.

Foreign Currency Exchange Risk
The functional currency of Sirius International is the Swedish kronor. Sirius International also holds net assets denominated in euros and British pound sterling. The following table illustrates the effect that a hypothetical 10% increase (i.e. U.S. dollar strengthening) or decrease (i.e. U.S. dollar weakening) in the rate of exchange from the Swedish kronor, the euro and the British pound sterling currencies to the U.S. dollar would have on the carrying value of White Mountains’ net assets denominated in the respective currencies as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
Millions	10% increase	10% decrease	10% increase	10% decrease
Swedish kronor to U.S. dollar	$(22.6)	$22.6	$(30.9)	$30.9
Euro to U.S. dollar	(10.5)	10.5	(6.4)	6.4
British pound sterling to U.S. dollar	(6.2)	6.2	(6.6)	6.6

Variable Annuity Guarantee Risk
White Mountains entered into an agreement to reinsure death and living benefit guarantees associated with certain variable annuities issued in Japan. The reinsurance agreement assumes risk related to a shortfall between the account value and the guaranteed value that must be paid by the ceding company to an annuitant or to an annuitant’s beneficiary in accordance with the underlying annuity contracts. Generally, the liabilities associated with these guarantees increase with declines in the equity markets, interest rates and currencies against the Japanese yen, as well as with increases in market volatilities. The liability is also affected by annuitant-related actuarial assumptions, including surrender and mortality rates. At December 31, 2012, the total liability for the reinsured variable annuity guarantees was $442 million.
WM Life Re uses derivative instruments, including put options, interest rate swaps, total return swaps on bond indices and forward and futures contracts on currency pairs and government bonds to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. At December 31, 2012, the fair value of these derivative instruments was $98 million. In addition, WM Life Re held approximately $394 million of cash and fixed maturity investments at December 31, 2012.
WM Life Re measures its net exposure to changes in relevant interest rates, foreign exchange rates and equity markets on a daily basis and adjusts its economic hedge positions within risk guidelines established by senior management. WM Life Re also monitors the effects of annuitant-related experience against actuarial assumptions (including surrender and mortality rates) on a weekly basis and adjusts relevant assumptions and economic hedge positions if required. While WM Life Re actively manages its economic hedge positions, several factors, including policyholder behavior and mismatches between underlying variable annuity funds and the hedge indices, may result in the failure of economic hedges to perform as intended. See discussion of fair value measurement of reinsured variable annuity liabilities and derivative instruments and sensitivity analyses of significant inputs in “CRITICAL ACCOUNTING ESTIMATES — Fair Value Measurements” on page 90.

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

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The Principal Executive Officer (“PEO”) and the Principal Financial Officer (“PFO”) of White Mountains have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2012. Based on that evaluation, the PEO and PFO have concluded that White Mountains’ disclosure controls and procedures are adequate and effective.
The PEO and the PFO of White Mountains have evaluated the effectiveness of its internal control over financial reporting as of December 31, 2012. Based on that evaluation, the PEO and PFO have concluded that White Mountains’ internal control over financial reporting is effective. Management’s annual report on internal control over financial reporting is included on page F-81 of this report. The attestation report on the effectiveness of our internal control over financial reporting by PricewaterhouseCoopers LLP is included on page F-82 of this report.
There has been no change in White Mountains’ internal controls over financial reporting that occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect White Mountains’ internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Reported under the captions “The Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance—Committees of the Board—Audit Committee” in the Company’s 2013 Proxy Statement, herein incorporated by reference, and under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.
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
There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors. The procedures for shareholders to nominate directors are reported under the caption “Corporate Governance—Committees of the Board—Nominating and Governance Committee” in the Company’s 2013 Proxy Statement, herein incorporated by reference.

Item 11.    Executive Compensation

Reported under the captions “Executive Compensation” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in the Company’s 2013 Proxy Statement, herein incorporated by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reported under the captions “Voting Securities and Principal Holders Thereof” and “Equity Compensation Plan Information” in the Company’s 2013 Proxy Statement, herein incorporated by reference.

Item 13.      Certain Relationships, Related Transactions and Director Independence

Reported under the caption “Transactions with Related Persons, Promoters and Certain Control Persons” and “Corporate Governance—Director Independence” in the Company’s 2013 Proxy Statement, herein incorporated by reference.

Item 14.     Principal Accountant Fees and Services

Reported under the caption “Principal Accountant Fees and Services” in the Company’s 2013 Proxy Statement, herein incorporated by reference.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

a.                                       Documents Filed as Part of the Report

The financial statements and financial statement schedules and reports of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page F-1 of this report. A listing of exhibits filed as part of the report appear on pages 107 through 109 of this report.

b.                                       Exhibits

Exhibit number	Name
1	Underwriting Agreement dated November 6, 2012, among OneBeacon U.S. Holdings, Inc., the Company, and Barclays Capital Inc., HSBC (USA) Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (*)
2	Plan of Reorganization (incorporated by reference herein to the Company’s Registration Statement on S-4 (No. 333-87649) dated September 23, 1999)
3.1	Memorandum of Continuance of the Company (incorporated by reference herein to Exhibit (3)(i) of the Company’s Current Report on Form 8-K dated November 1, 1999)
3.2	Amended and Restated Bye-Laws of the Company (*)
4.1
Fiscal Agency Agreement between White Mountains Re Group, Ltd. as Issuer and The Bank of New York as Fiscal Agent governing the SIG Senior Notes (incorporated by reference herein to Exhibit 4.1 of the Company’s Report on Form 8-K dated March 14, 2007)

4.2
Certificate of Designation, setting forth the designations, powers, preferences and rights of the SIG Preference Shares (incorporated by reference herein to Exhibit 3.1 of the Company’s Report on Form 8-K dated May 29, 2007)

4.3	Indenture, dated as of November 9, 2012, among OneBeacon U.S. Holdings, Inc., the Company, and The Bank of New York Mellon Trust Company, N.A. (*)
4.4	First Supplemental Indenture, dated as of November 9, 2012, among OneBeacon U.S. Holdings, Inc., the Company and The Bank of New York Mellon Trust Company, N.A. (*)
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
10.7
Investment Management Agreement between White Mountains Advisors, LLC and OneBeacon dated October 1, 2010 (incorporated by reference herein to Exhibit 10.7 of the Company’s 2011 Annual Report on Form 10-K)

10.8
Amendment No. 1 to Investment Management Agreement between White Mountains Advisors, LLC and OneBeacon dated as of August 15, 2011 (incorporated by reference herein to Exhibit 10.8 of the Company’s 2011 Annual Report on Form 10-K)

10.9	Investment Management Agreement between Prospector Partners, LLC and OneBeacon dated March 1, 2011 (incorporated by reference herein to Exhibit 10.9 of the Company’s 2011 Annual Report on Form 10-K)
10.10
Amendment No. 1 to Investment Management Agreement between Prospector Partners, LLC and OneBeacon as of December 22, 2011 (incorporated by reference herein to Exhibit 10.10 of the Company’s 2011 Annual Report on Form 10-K)

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

10.14	White Mountains Bonus Plan (incorporated by reference herein to Exhibit 10.17 of the Company’s 2004 Annual Report on Form 10-K)
10.15	White Mountains Re Long Term Incentive Plan (incorporated by reference herein to Exhibit 10.12 of the Company’s 2009 Annual Report on Form 10-K)
10.16	OneBeacon Deferred Compensation Plan (*)
10.17	OneBeacon 2007 Long-Term Incentive Plan (incorporated by reference herein to Exhibit 10.20 of the Company’s 2009 Annual Report on Form 10-K)
10.18	First Amendment to OneBeacon 2007 Long-Term Incentive Plan (incorporated by reference herein to Exhibit 10.21 of the Company’s 2009 Annual Report on Form 10-K)
10.19	OneBeacon Insurance Group, Ltd. Non-Qualified Stock Option Agreement for T. Michael Miller (incorporated by reference herein to Exhibit 10.25 of the Company’s 2006 Annual Report on Form 10-K)
10.20	OneBeacon’s 2012 Management Incentive Plan (*)
10.21
Restricted Share Award Agreement by and between OneBeacon Insurance Group, Ltd. And T. Michael Miller dated as of May 27, 2011(incorporated by reference herein to Exhibit 10.22 of the Company’s 2011 Annual Report on Form 10-K)

10.22
Amended and Restated Revenue Sharing Agreement among John D. Gillespie, Fund American Companies, Inc. and Folksamerica Reinsurance Company (incorporated by reference herein to Exhibit 10.26 of the Company’s 2004 Annual Report on Form 10-K)

10.23
Nonqualified Stock Option Agreement made as of the 6th day of March 2007, by and between the Company and Raymond Barrette (incorporated by reference herein to Exhibit 99.1 of the Company’s Report on Form 8-K/A dated March 7, 2007)

10.24
Amendment No. 1 to Nonqualified Stock Option Agreement made as of the 10th day of August 2010, by and between the Company and Raymond Barrette (incorporated by reference herein to Exhibit 10.1 of the Company’s Report on Form 10-Q dated October 29, 2010)

10.25
Restricted Share Award Agreement made as of the 6th day of March 2007, by and between the Company and Raymond Barrette (incorporated by reference herein to Exhibit 99.2 of the Company’s Report on Form 8-K/A dated March 7, 2007)

10.26
Amendment No.1 to Restricted Share Award Agreement made as of the 10th day of August 2010, by and between the Company and Raymond Barrette (incorporated by reference herein to Exhibit 10.2 of the Company’s Report on Form 10-Q dated October 29, 2010)

10.27
Stock Purchase Agreement, dated May 17, 2011, between White Mountains Holdings (Luxembourg) S.à r.l. and The Allstate Corporation (incorporated by reference herein to Exhibit 10.1 of the Company’s Report on Form 8-K dated May 18, 2011)

10.28
Stock Purchase Agreement by and among the OneBeacon Insurance Group Ltd., OneBeacon Insurance Group LLC, Trebuchet and Armour Group Holdings Limited dated as of October 18, 2012. (incorporated by reference herein to Exhibit 10.1 of the Company’s Report on 10-Q dated October 30, 2012)

Exhibit number	Name
10.29
Regulation 114 Trust Agreement by and among Build America Mutual Assurance Company, HG Re Ltd. and The Bank of New York Mellon, dated as of July 20, 2012. (incorporated by reference herein to Exhibit 10.2 of the Company’s Report on 10-Q dated October 30, 2012)

10.30
Supplemental Trust Agreement by and among Build America Mutual Assurance Company, HGR Patton (Luxembourg) S.à r.l., United States of America Branch, and The Bank of New York Mellon, dated as of July 20, 2012. (incorporated by reference herein to Exhibit 10.3 of the Company’s Report on 10-Q dated October 30, 2012)

10.31
Surplus Note Purchase Agreement between Build America Mutual Assurance Company, as Issuer and HG Holdings Ltd. and HG Re Ltd. as Purchasers dated as of July 17, 2012.(incorporated by reference herein to Exhibit 10.4 of the Company’s Report on 10-Q dated October 30, 2012)

11	Statement Re Computation of Per Share Earnings (**)
12	Statement Re Computation of Ratio of Earnings to Fixed Charges (*)
14
The Company’s Code of Business Conduct, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company (incorporated by reference herein to Exhibit 14 of the Company’s 2004 Annual Report on Form 10-K)

21	Subsidiaries of the Registrant (*)
23	Consent of PricewaterhouseCoopers LLP dated February 28, 2013 (*)
24	Powers of Attorney (*)
31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934 (*)
31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934 (*)
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.1
The following financial information from White Mountains’ Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL: (i) Consolidated balance sheets at December 31, 2012 and December 31, 2011; (ii) Consolidated statements of operations and comprehensive income for each of the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated statements of common shareholders’ equity for each of the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated statements of cash flows for each of the years ended December 31, 2012, 2011 and 2010; and (v) Notes to consolidated financial statements (*)

(*)                                 Included herein.
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

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Date:	February 28, 2013	By:	/s/ J. BRIAN PALMER
J. Brian Palmer
Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RAYMOND BARRETTE	Chairman, CEO (Principal Executive Officer) and Director	February 28, 2013
Raymond Barrette
YVES BROUILLETTE*	Director	February 27, 2013
Yves Brouillette
HOWARD L. CLARK, JR.*	Director	February 27, 2013
Howard L. Clark, Jr.
MORGAN W. DAVIS*	Director	February 27, 2013
Morgan W. Davis
A. MICHAEL FRINQUELLI*	Director	February 27, 2013
A. Michael Frinquelli
/s/ DAVID T. FOY	Executive Vice President and CFO (Principal Financial Officer)	February 28, 2013
David T. Foy
JOHN D. GILLESPIE*	Director	February 27, 2013
John D. Gillespie
EDITH E. HOLIDAY*	Director	February 27, 2013
Edith E. Holiday
/s/ J. BRIAN PALMER	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2013
Brian Palmer
LOWNDES A. SMITH*	Director	February 27, 2013
Lowndes A. Smith
ALLAN L. WATERS*	Director	February 27, 2013
Allan L. Waters

By:	/s/ RAYMOND BARRETTE
Raymond Barrette, Attorney-in-Fact

WHITE MOUNTAINS INSURANCE GROUP, LTD.
Index to Consolidated Financial Statements and Financial Statement Schedules

CONSOLIDATED BALANCE SHEETS

	December 31,
Millions, except share and per share amounts	2012	2011
Assets
Fixed maturity investments, at fair value	$5,196.2	$6,221.9
Short-term investments, at amortized cost (which approximates fair value)	630.6	846.0
Common equity securities, at fair value	1,029.7	755.0
Convertible fixed maturity investments, at fair value	127.4	143.8
Other long-term investments	294.2	301.3
Total investments	7,278.1	8,268.0
Cash (restricted $249.8 and $453.5)	462.4	705.4
Reinsurance recoverable on unpaid losses	429.1	2,507.3
Reinsurance recoverable on paid losses	17.9	30.5
Insurance and reinsurance premiums receivable	556.3	489.2
Funds held by ceding companies	127.4	106.5
Investments in unconsolidated affiliates	387.9	275.3
Deferred acquisition costs	195.3	187.0
Deferred tax asset	569.6	536.9
Ceded unearned insurance and reinsurance premiums	91.8	87.3
Accrued investment income	45.9	51.4
Accounts receivable on unsettled investment sales	3.9	4.7
Other assets	503.0	681.9
Assets held for sale	2,226.8	132.6
Total assets	$12,895.4	$14,064.0
Liabilities
Loss and loss adjustment expense reserves	$3,168.9	$5,702.3
Unearned insurance and reinsurance premiums	924.1	846.9
Variable annuity benefit guarantee	441.5	768.5
Debt	751.2	677.5
Deferred tax liability	341.3	365.5
Accrued incentive compensation	159.0	187.9
Funds held under reinsurance treaties	43.7	42.9
Ceded reinsurance payable	116.5	134.6
Accounts payable on unsettled investment purchases	11.4	34.6
Other liabilities	452.8	527.8
Liabilities held for sale	2,226.8	107.6
Total liabilities	8,637.2	9,396.1
Equity
White Mountains’ common shareholders’ equity
White Mountains’ common shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 6,290,964 and 7,577,855 shares	6.3	7.6
Paid-in surplus	1,050.9	1,253.7
Retained earnings	2,542.7	2,789.7
Accumulated other comprehensive income (loss), after-tax:
Equity in unrealized gains from investments in Symetra common shares	57.7	—
Net unrealized foreign currency translation gains	85.7	46.1
Pension liability and other	(11.5)	(9.4)
Total White Mountains’ common shareholders’ equity	3,731.8	4,087.7
Non-controlling interests
Non-controlling interest — OneBeacon, Ltd.	251.4	273.1
Non-controlling interest — SIG Preference Shares	250.0	250.0
Non-controlling interest — HG Global	16.6	—
Non-controlling interest — BAM	(36.0)	—
Non-controlling interest — consolidated limited partnerships and A.W.G. Dewar	44.4	57.1
Total Non-controlling interests	526.4	580.2
Total equity	4,258.2	4,667.9
Total liabilities and equity	$12,895.4	$14,064.0
See Notes to Consolidated Financial Statements including Note 19 for Commitments and Contingencies.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
Millions, except per share amounts	2012	2011	2010
Revenues
Earned insurance and reinsurance premiums	$2,063.6	$1,924.5	$2,029.0
Net investment income	153.6	184.5	208.9
Net realized and unrealized investment gains	118.2	74.1	77.6
Other revenue	100.3	(10.0)	18.2
Total revenues	2,435.7	2,173.1	2,333.7
Expenses
Loss and loss adjustment expenses	1,193.9	1,174.3	1,216.6
Insurance and reinsurance acquisition expenses	430.2	402.2	419.6
Other underwriting expenses	321.8	268.1	295.9
General and administrative expenses	182.2	175.3	155.0
Interest expense on debt	44.8	55.2	57.3
Total expenses	2,172.9	2,075.1	2,144.4
Pre-tax income	262.8	98.0	189.3
Income tax benefit (expense)	15.7	110.0	(29.6)
Net income from continuing operations	278.5	208.0	159.7
Gain on sale of Esurance and AFI, net of tax	—	677.5	—
Loss on sale of Runoff Transactions and AutoOne, net of tax	(91.0)	(19.2)	—
Net loss from other discontinued operations, net of tax	(24.0)	(36.7)	(30.1)
Income before equity in earnings of unconsolidated affiliates	163.5	829.6	129.6
Equity in earnings (losses) of unconsolidated affiliates	29.9	(20.2)	9.9
Net income	193.4	809.4	139.5
Net loss (income) attributable to non-controlling interests	14.0	(41.5)	(53.0)
Net income attributable to White Mountains’ common shareholders	207.4	767.9	86.5
Change in equity in net unrealized gains (losses) from investments in Symetra common shares, net of tax	57.7	(58.5)	73.5
Change in foreign currency translation, net of tax	39.6	(15.2)	49.8
Net change in pension liability and other, net of tax	(2.9)	(10.8)	6.3
Comprehensive income	301.8	683.4	216.1
Comprehensive loss (income) attributable to non-controlling interests	.8	2.8	(1.7)
Comprehensive income attributable to White Mountains’ common shareholders	$302.6	$686.2	$214.4
Earnings (loss) per share attributable to White Mountains’ common shareholders
Basic earnings (loss) per share
Continuing operations	$47.41	$18.56	$13.63
Discontinued operations	(16.91)	78.88	(3.51)
Total consolidated operations	$30.50	$97.44	$10.12
Diluted earnings (loss) per share
Continuing operations	$47.41	$18.56	$13.63
Discontinued operations	(16.91)	78.88	(3.51)
Total consolidated operations	$30.50	$97.44	$10.12
Dividends declared and paid per White Mountains’ common share	$1.00	$1.00	$1.00
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	White Mountains’ Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after-tax	Total	Non-controlling Interests	Total Equity
Balances at December 31, 2009	$1,445.0	$2,215.9	$(3.5)	$3,657.4	$684.1	$4,341.5
Cumulative effect adjustment — ASU 2009-17	—	(0.4)	—	(0.4)	(22.8)	(23.2)
Tax basis change due to intercompany transfer	—	(4.4)	(6.0)	(10.4)	—	(10.4)
Net income	—	86.5	—	86.5	53.0	139.5
Net change in unrealized gains from investments in unconsolidated affiliates	—	—	73.5	73.5	—	73.5
Net change in foreign currency translation	—	—	49.8	49.8	—	49.8
Net change in pension liability and other accumulated comprehensive items	—	—	4.6	4.6	1.7	6.3
Comprehensive income	—	86.5	127.9	214.4	54.7	269.1
Dividends declared on common shares	—	(8.8)	—	(8.8)	—	(8.8)
Dividends/distributions to non-controlling interests	—	—	—	—	(94.7)	(94.7)
Issuances of common shares	0.7	—	—	0.7	—	0.7
Repurchase and retirement of common shares	(112.4)	(113.2)	—	(225.6)	—	(225.6)
Distributions to non-controlling interests in limited partnerships	—	—	—	—	(13.6)	(13.6)
Amortization of restricted share and option awards	25.7	—	—	25.7	0.1	25.8
Balances at December 31, 2010	1,359.0	2,175.6	118.4	3,653.0	607.8	4,260.8
Net income	—	767.9	—	767.9	41.5	809.4
Net change in unrealized losses from investments in unconsolidated affiliates	—	—	(58.5)	(58.5)	—	(58.5)
Net change in foreign currency translation	—	—	(15.2)	(15.2)	—	(15.2)
Net change in pension liability and other accumulated comprehensive items	—	—	(8.0)	(8.0)	(2.8)	(10.8)
Comprehensive income	—	767.9	(81.7)	686.2	38.7	724.9
Dividends declared on common shares	—	(8.0)	—	(8.0)	—	(8.0)
Dividends/distributions to non-controlling interests	—	—	—	—	(61.5)	(61.5)
Issuances of common shares	0.9	—	—	0.9	—	0.9
Repurchase and retirement of common shares	(107.2)	(145.8)	—	(253.0)	—	(253.0)
Distributions to non-controlling interests in limited partnerships	—	—	—	—	(8.6)	(8.6)
Amortization of restricted share and option awards	12.0	—	—	12.0	0.4	12.4
Non-controlling interest attributable to intercompany sale of subsidiary	(3.4)	—	—	(3.4)	3.4	—
Balances at December 31, 2011	1,261.3	2,789.7	36.7	4,087.7	580.2	4,667.9
Net income (loss)	—	207.4	—	207.4	(14.0)	193.4
Net change in unrealized gains from investments in unconsolidated affiliates	—	—	57.7	57.7	—	57.7
Net change in foreign currency translation	—	—	39.6	39.6	—	39.6
Net change in pension liability and other accumulated comprehensive items	—	—	(2.1)	(2.1)	(0.8)	(2.9)
Comprehensive income (loss)	—	207.4	95.2	302.6	(14.8)	287.8
Dividends declared on common shares	—	(6.6)	—	(6.6)	—	(6.6)
Dividends/distributions to non-controlling interests	—	—	—	—	(39.1)	(39.1)
Repurchases and retirements of common shares	(221.3)	(447.8)	—	(669.1)	—	(669.1)
Issuances of common shares	5.8	—	—	5.8	—	5.8
Net contributions from non-controlling interests	—	—	—	—	1.6	1.6
Amortization of restricted share and option awards	13.6	—	—	13.6	0.8	14.4
Deconsolidation of Hamer and Bri-Mar	—	—	—	—	(4.5)	(4.5)
Allocation of fair value of net assets acquired to non-controlling interests	(2.2)	—	—	(2.2)	2.2	—
Balances at December 31, 2012	$1,057.2	$2,542.7	$131.9	$3,731.8	$526.4	$4,258.2
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions	2012	2011	2010
Cash flows from operations:
Net income	$193.4	$809.4	$139.5
Charges (credits) to reconcile net income to net cash (used for) provided from operations:
Net realized and unrealized investment gains	(118.2)	(74.1)	(77.6)
Excess of fair value of acquired net assets over cost and gain on sale of subsidiaries	(34.2)	(7.2)	(12.8)
Deferred income tax (benefit) expense	(16.8)	(71.0)	70.7
Undistributed equity in (earnings) loss from unconsolidated affiliates, after-tax	(29.9)	20.2	(9.9)
Net loss from other discontinued operations	24.0	36.7	30.1
Net loss on sale of discontinued operations - Runoff Transaction and AutoOne	91.0	19.2	—
Net gain on sale of discontinued operation - Esurance and AFI	—	(677.5)	—
Other operating items:
Net change in loss and loss adjustment expense reserves	(172.2)	(23.4)	(73.6)
Net change in reinsurance recoverable on paid and unpaid losses	42.4	66.0	115.2
Net change in unearned insurance and reinsurance premiums	63.1	67.0	(24.7)
Net change in ceded reinsurance premiums payable	3.8	39.5	0.5
Net change in ceded unearned insurance and reinsurance premiums	—	(8.6)	4.4
Net change in insurance and reinsurance premiums receivable	(79.2)	(42.4)	(123.4)
Net change in variable annuity benefit guarantee liabilities	(327.1)	158.3	229.5
Net change in variable annuity benefit derivative instruments	192.1	57.1	(153.0)
Net change in deferred acquisition costs	(5.7)	(15.3)	(2.3)
Net change in funds held by ceding companies	(17.7)	11.6	16.4
Net change in funds held under reinsurance treaties	10.6	(42.4)	(10.6)
Net change in other assets and liabilities, net	151.0	(229.0)	(89.5)
Net cash (used for) provided from continuing operations	(29.6)	94.1	28.9
Net cash (used for) provided from discontinuing operations	(196.2)	(208.6)	27.1
Net cash (used for) provided from operations	(225.8)	(114.5)	56.0
Cash flows from investing activities:
Net change in short-term investments	145.3	174.5	475.6
Sales of fixed maturity and convertible fixed maturity investments	6,040.0	3,481.9	2,447.8
Maturities, calls and paydowns of fixed maturities and convertible fixed maturities	678.4	1,163.6	1,744.1
Sales of common equity securities	192.4	237.8	167.5
Distributions and redemptions of other long-term investments	86.7	150.7	133.2
Sales of unconsolidated affiliates, net of cash sold and held in escrow	24.8	1,010.6	188.3
Contributions to other long-term investments	(96.7)	(65.8)	(111.1)
Contributions to discontinued operations	(196.2)	(171.8)	(48.1)
Purchases of common equity securities	(365.2)	(297.8)	(273.6)
Purchases of fixed maturity and convertible fixed maturity investments	(5,810.1)	(5,200.6)	(4,217.7)
Purchases of consolidated and unconsolidated affiliates, net of cash acquired	(41.3)	(3.2)	(4.9)
Net change in unsettled investment purchases and sales	(22.4)	47.0	1.6
Net acquisitions of property and equipment	(2.3)	(5.5)	(5.8)
Net cash provided from investing activities — continuing operations	633.4	521.4	496.9
Net cash provided from (used for) investing activities — discontinued operations	196.2	278.2	(11.6)
Net cash provided from investing activities	829.6	799.6	485.3
Cash flows from financing activities:
Repayment of debt	(75.0)	—	(14.0)
Repurchase of debt	(275.9)	(161.6)	(197.3)
Issuance of debt, net of debt issuance costs	271.9	—	—
Draw down of revolving line of credit	150.0	—	—
Capital lease obligation	(4.9)	23.1	—
Cash dividends paid to the Company’s common shareholders	(6.6)	(8.0)	(8.8)
Cash dividends paid to OneBeacon Ltd.’s non-controlling common shareholders	(19.8)	(42.8)	(75.9)
Cash dividends paid on SIG Preference Shares	(18.8)	(18.8)	(18.8)
Common shares repurchased	(669.1)	(253.0)	(225.6)
OneBeacon Ltd. common shares repurchased and retired	—	—	(10.5)
Proceeds from issuances of common shares	—	.9	.7
Net cash used for financing activities — continuing operations	(648.2)	(460.2)	(550.2)
Net cash provided from financing activities — discontinued operations	—	—	—
Net cash used for financing activities	(648.2)	(460.2)	(550.2)
Effect of exchange rate changes on cash	3.1	(1.5)	8.1
Net change in cash during the period	(41.3)	223.4	(0.8)
Net change in cash from discontinued operations	—	(69.6)	(15.5)
Cash reclassified to assets held for sale (net of cash sold of $3.5, $0, and $0)	2.0	(5.5)	—
Cash balance at beginning of year (excludes restricted cash balances of $453.5, $286.7 and $217.1 and AutoOne cash of $0, $4.7 and $3.9)	251.9	103.6	119.9
Cash balance at end of year (excludes restricted cash balances of $249.8, $453.5, and $286.7 and AutoOne cash of $0, $0, and $4.7)	$212.6	$251.9	$103.6
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of White Mountains Insurance Group, Ltd. (the “Company” or the “Registrant”), its subsidiaries (collectively with the Company, “White Mountains”) and other entities required to be consolidated under GAAP. The Company is an exempted Bermuda limited liability company whose principal businesses are conducted through its property and casualty insurance and reinsurance subsidiaries and affiliates. The Company’s headquarters is located at 14 Wesley Street, Hamilton, Bermuda HM 11, its principal executive office is located at 80 South Main Street, Hanover, New Hampshire 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM 11. White Mountains’ reportable segments are OneBeacon, Sirius Group, HG Global/BAM and Other Operations.
The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of U.S. based property and casualty insurance companies (collectively “OneBeacon”). OneBeacon is a specialty property and casualty insurance writer that offers a wide range of insurance products through independent agencies, regional and national brokers, wholesalers and managing general agencies. As of December 31, 2012 and 2011, White Mountains owned 75.2% and 75.5% of OneBeacon Ltd.’s outstanding common shares.
As discussed further in Note 2, OneBeacon entered into a definitive agreement to sell its runoff business in October 2012 (the “Runoff Transaction”) and sold its AutoOne Insurance business (“AutoOne”) in February 2012.  Accordingly, the runoff business and AutoOne are presented as discontinued operations. Assets and liabilities associated with the runoff business as of December 31, 2012 and AutoOne as of December 31, 2011 have been presented as held for sale in the financial statements. Prior year income statement and cash flow amounts have been reclassified to conform to the current year’s presentation. (See Note 20 for discontinued operations).
The Sirius Group segment consists of Sirius International Insurance Group, Ltd., an exempted Bermuda limited liability company, and its subsidiaries (collectively, “Sirius Group”). Sirius Group provides insurance and reinsurance products for property, accident and health, aviation and space, trade credit, marine, agriculture and certain other exposures on a worldwide basis through its subsidiaries, Sirius International Insurance Corporation (“Sirius International”), Sirius America Insurance Company (“Sirius America”) and Lloyds Syndicate 1945 (“Syndicate 1945”). Sirius Group also specializes in the acquisition and management of runoff insurance and reinsurance companies both in the United States and internationally through its White Mountains Solutions division (“WM Solutions”).
The HG Global/BAM segment consists of White Mountains’ investment in HG Global Ltd. (“HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”). During the third quarter of 2012, White Mountains capitalized HG Global with approximately $600 million to fund the start-up of BAM. BAM is a municipal bond insurer domiciled in New York that was established to provide insurance on bonds issued to support essential U.S. public purposes such as schools, utilities, core governmental functions and existing transportation facilities. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503 million of surplus notes issued by BAM (the “BAM Surplus Notes”). HG Global, through its wholly-owned subsidiary, HG Re Ltd. (“HG Re”), also provides 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. As of December 31, 2012, White Mountains owned 97.3% of HG Global's preferred equity and 88.7% of its common equity. White Mountains does not have an ownership interest in BAM, which is a mutual insurance company owned by its members. However, GAAP requires White Mountains to consolidate BAM's results in its financial statements. BAM's results are attributed to non-controlling interests.
White Mountains’ Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), White Mountains’ variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd. (“WM Life Re”), which is in runoff, as well as various other entities not included in other segments. For 2011, the Other Operations segment also included the consolidated results of the Tuckerman Capital, LP fund (“Tuckerman Fund I”). On December 31, 2011, Tuckerman Fund I was dissolved and all of the net assets of the fund were distributed to the owners of the fund, of which White Mountains owned approximately 94%. In conjunction with the dissolution, White Mountains received a portion of the shares of Hamer, LLC (“Hamer”) and Bri-Mar Manufacturing, LLC (“Bri-Mar”), two small manufacturing companies.  Prior to the dissolution, Tuckerman Fund I was consolidated within White Mountains' financial statements.  The consolidated results of Hamer and Bri-Mar are included in the Other Operations segment from January 1, 2012 through September 30, 2012, from which point these companies are no longer consolidated by White Mountains.

White Mountains’ discontinued operations consist of Esurance Holdings, Inc. and its subsidiaries (“Esurance Insurance”), Answer Financial Inc. and its subsidiaries (“AFI”), the Runoff Transaction and AutoOne.  Esurance Insurance wrote personal auto insurance directly to customers in 30 states through its website and over the phone and also sold other lines of personal insurance for unaffiliated insurance companies.  Esurance Insurance also wrote personal auto policies through select online agents and provided other insurance products through partnerships with industry leading online providers.  Esurance Insurance earned commissions and fees by referring to unaffiliated insurance companies those shoppers that it could not underwrite because of pricing or underwriting eligibility.  AFI sold insurance online and through call centers for both Esurance Insurance and unaffiliated companies utilizing a comparison quoting platform.  The OneBeacon runoff business included assets, liabilities and capital that was principally related to non-specialty commercial lines and certain other runoff business that it no longer writes, including nearly all of of its asbestos and environmental reserves. AutoOne was formed by OneBeacon in 2001 to provide products and services to automobile assigned risk markets primarily in New York and New Jersey.
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

Significant Accounting Policies

Investment Securities
At December 31, 2012, White Mountains’ invested assets consisted of securities and other investments held for general investment purposes.  White Mountains’ portfolio of fixed maturity investments and common equity securities held for general investment purposes are classified as trading and are reported at fair value as of the balance sheet date.  Changes in unrealized gains and losses are reported pre-tax in revenues. Realized investment gains and losses are accounted for using the specific identification method and are reported pre-tax in revenues. Premiums and discounts on all fixed maturity investments are accreted to income over the anticipated life of the investment.
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
As of both December 31, 2012 and 2011, approximately 95% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturities, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturities including corporate debt, state and other governmental debt, convertible fixed maturity securities and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include White Mountains’ investments in hedge funds and private equity funds, as well as investments in certain debt securities, including asset-backed securities, where quoted market prices are unavailable. White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value. The outside pricing services used by White Mountains have indicated that if no observable inputs are available for a security, they will not provide a price. In those circumstances, White Mountains estimates the fair value using industry standard pricing models and observable inputs such as benchmark interest rates, matrix pricing, market comparables, broker quotes, issuer spreads, bids, offers, credit rating prepayment speeds and other relevant inputs. White Mountains performs procedures to validate the market prices obtained from the outside pricing sources. Such procedures, which cover substantially all of its fixed maturity investments include, but are not limited to, evaluation of model pricing methodologies and review of the pricing services’ quality control processes and procedures on at least an annual basis, comparison of market prices to prices obtained from a different independent pricing vendors on at least a semi-annual basis, monthly analytical reviews of certain prices, and review of assumptions utilized by the pricing service for selected measurements on an ad hoc basis throughout the year. White Mountains also performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price on an ad-hoc basis throughout the year. Prices provided by the pricing services that vary by more than 5% and $1 million from the expected price based on these procedures are considered outliers. In circumstances where the results of White Mountains’ review process do not appear to support the market price provided by the pricing services, White Mountains challenges the price.  During the past year, approximately fifteen securities fell outside White Mountains’ expected results, thereby triggering the challenge with the pricing service. If White Mountains cannot gain satisfactory evidence to support the challenged price, it relies upon its own pricing methodologies to estimate the fair value of the security in question. The fair values of such securities are considered to be Level 3 measurements.

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
Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized cost, which approximated fair value as of December 31, 2012 and 2011.

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
 WM Life Re includes the effect of counterparty credit risk when determining the fair value of its derivative contracts and its GMAB and GMDB liabilities.

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
Deferred acquisition costs represent commissions, premium taxes, brokerage expenses and other costs which are directly attributable to and vary with the production of business. These costs are deferred and amortized to the extent they relate to successful contract acquisitions over the applicable premium recognition period as insurance and reinsurance acquisition expenses. Deferred acquisition costs are limited to the amount expected to be recovered from future earned premiums and anticipated investment income. This limitation is referred to as a premium deficiency. A premium deficiency is recognized if the sum of expected loss and loss adjustment expenses (“LAE”), expected dividends to policyholders, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and anticipated investment income. A premium deficiency is recognized by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds unamortized acquisition costs then a liability is accrued for the excess deficiency.
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
OneBeacon discounts certain of its long-term workers compensation loss and LAE reserves when such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual claim basis. OneBeacon discounts these reserves using an average discount rate which is determined based on the various assumptions including consideration of when the claims will be settled (3.5% and 4.5% at December 31, 2012 and 2011). As of December 31, 2012, the discount on OneBeacon’s workers compensation loss and LAE reserves amounted to $4.6 million (excluding $77.9 million on reserves classified as discontinued operations). As of December 31, 2011, the discount on OneBeacon’s workers compensation loss and LAE reserves amounted to $108.3 million.
White Mountains’ insurance and reinsurance subsidiaries enter into ceded reinsurance contracts from time to time to protect their businesses from losses due to concentration of risk, to manage their operating leverage ratios and to limit losses arising from catastrophic events. Such reinsurance contracts are executed through excess of loss treaties and catastrophe contracts under which the reinsurer indemnifies White Mountains for a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. White Mountains has also entered into quota share treaties with reinsurers under which all risks meeting prescribed criteria are covered on a pro-rata basis. The amount of each risk ceded by White Mountains is subject to maximum limits which vary by line of business and type of coverage.
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

Municipal Bond Insurance
All of the contracts issued by BAM are accounted for as insurance contracts under ASC 944-605, Financial Guarantee Insurance Contracts. Premiums are received upfront and an unearned premium revenue liability, equal to the amount of the cash received, is established at contract inception. Premium revenues are recognized in revenue over the period of the contracts in proportion to the amount of insurance protection provided using a constant rate. The constant rate is calculated based on the relationship between the par outstanding in a given reporting period compared with the sum of each of the par amounts outstanding for all periods.
Deferred acquisition costs represent commissions, premium taxes, excise taxes and other costs which are directly attributable to and vary with the production of business. These costs are deferred and amortized to the extent they relate to successful contract acquisitions over the applicable premium recognition period as acquisition expenses. Deferred acquisition costs are limited to the amount expected to be recovered from future earned premiums and anticipated investment income.

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

Insurance-related Assessments
Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. White Mountains records guaranty fund assessments when it is probable that an assessment will be made and the amount can be reasonably estimated.

Deferred Software Costs
White Mountains capitalizes costs related to computer software developed for internal use during the application development stage of software development projects. These costs generally consist of certain external, payroll and payroll-related costs. White Mountains begins amortization of these costs once the project is completed and ready for its intended use. Amortization is on a straight-line basis and over a useful life of three to five years. At December 31, 2012 and 2011, White Mountains had unamortized deferred software costs of $17.1 million and $22.8 million.

Federal and Foreign Income Taxes
A significant portion of White Mountains’ subsidiaries file consolidated tax returns in the United States. Income earned or losses generated by companies outside the United States are generally subject to an overall effective tax rate lower than that imposed by the United States.
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

Assets and liabilities relating to foreign operations are translated into the functional currency using current exchange rates; revenues and expenses are translated into the functional currency using the weighted average exchange rate for the period.  The resulting exchange gains and losses are reported as a component of net income in the period in which they arise. As of December 31, 2012 and 2011, White Mountains had unrealized foreign currency translation gains of $85.7 million and $46.1 million recorded in accumulated other comprehensive income on its consolidated balance sheet.
The following rates of exchange for the U.S. dollar have been used for the most significant operations:

Currency	Opening Rate 2012	Closing Rate 2012	Opening Rate 2011	Closing Rate 2011
Swedish kronor	6.8645	6.4973	6.7030	6.8645
British pound	0.6434	0.6154	0.6420	0.6434
Canadian dollar	1.0193	0.9955	0.9981	1.0193

Non-controlling Interest
Non-controlling interests consist of the ownership interests of non-controlling shareholders in consolidated subsidiaries, and are presented separately on the balance sheet. The portion of comprehensive income attributable to non-controlling interests is presented net of related income taxes in the statement of operations and comprehensive income. The percentage of the non-controlling shareholders’ ownership interest in OneBeacon Ltd. at December 31, 2012 and 2011 was 24.8% and 24.5%.
In 2012, HG Global was capitalized with $594.5 million from White Mountains and $14.5 million from certain management members of BAM, the latter of which is included in non-controlling interest. Upon closing, certain BAM management members also received additional common and preferred shares of HG Global that resulted in a $2.2 million allocation of the carrying value of White Mountains' investment in HG Global to the non-controlling interest, which was recorded as an adjustment to paid-in surplus in White Mountains' consolidated statement of changes in equity.
White Mountains is required to consolidate BAM in its GAAP financial statements. However, since BAM is a mutual insurance company that is owned by its members, BAM's results do not affect White Mountains' common shareholders' equity as they are attributable to non-controlling interests. For the year ended December 31, 2012, BAM reported $36.3 million in pre-tax losses that have been allocated to non-controlling interest.
On May 24, 2007, Sirius International Group, Ltd. (“SIG”), an intermediate holding company of Sirius Group, issued $250.0 million non-cumulative perpetual preference shares, with a $1,000 per share liquidation preference (the “SIG Preference Shares”), and received $245.7 million of proceeds, net of $4.3 million of issuance costs and commissions. These shares were issued in an offering that was exempt from the registration requirements of the Securities Act of 1933. Holders of the SIG Preference Shares receive dividends on a non-cumulative basis when and if declared by SIG. The holders of the SIG Preference Shares have the right to elect two directors to SIG’s board in the event of non-payment of dividends for six quarterly dividend periods. The right ceases upon the payment of dividends for four quarterly periods or the redemption of the SIG Preference Shares. In addition, SIG may not declare or pay dividends on its common shares (other than stock dividends and dividends paid for purposes of any employee benefit plans of SIG and its subsidiaries) unless it is current on its most recent dividend period. The dividend rate is fixed at an annual rate of 7.506% until June 30, 2017 and dividends are paid on a semi-annual basis. After June 30, 2017, the dividend rate will be paid at a floating annual rate, equal to the greater of (1) the 3 month LIBOR plus 3.20% or (2) 7.506% and dividends will be paid on a quarterly basis. The SIG Preference Shares are redeemable solely at the discretion of SIG on or after June 30, 2017 at their liquidation preference of $1,000 per share, plus any declared but unpaid dividends. Prior to June 30, 2017, SIG may elect to redeem the SIG Preference Shares at an amount equal to the greater of (1) the aggregate liquidation preference of the shares to be redeemed and (2) the sum of the present values of the aggregate liquidation preference of the shares to be redeemed and the remaining scheduled dividend payments on the shares to be redeemed (excluding June 30, 2017), discounted to the redemption date on a semi-annual basis at a rate equal to the rate on a comparable treasury issue plus 45 basis points. In the event of liquidation of SIG, the holders of the SIG Preference Shares would have preference over the common shareholders and would receive a distribution equal to the liquidation preference per share, subject to availability of funds. SIG Preference Shares and dividends thereon are included in non-controlling interest on the balance sheet and as non-controlling interest expense on the statement of income and comprehensive income.
At December 31, 2012 and 2011, the non-controlling equity interest in White Mountains, consolidated limited partnerships was $41.5 million and $54.2 million.  At December 31, 2012 and 2011, the non-controlling equity interest in A.W.G. Dewar Inc, a subsidiary of OneBeacon, was $2.8 million and $2.3 million. At December 31, 2012 and December 31, 2011, the non-controlling equity interest in Passage2Health Limited, a subsidiary of Sirius Group, was $0.2 million and $0.6 million.

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
 White Mountains adopted ASU 2010-26 prospectively. Upon adoption, certain acquisition costs, primarily a portion of the profit sharing commissions associated with OneBeacon’s collector car and boats business, no longer met the criteria for deferral.  During the year ended December 31, 2012, White Mountains recognized $5.6 million of expense related to such previously deferrable acquisition costs that, if White Mountains had adopted ASU 2010-26 retrospectively, would have been recognized during 2011.

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

Comprehensive Income
For fiscal periods beginning after December 15, 2011, ASU 2011-05, Comprehensive Income (ASC 220) became effective, which requires all components of comprehensive income to be reported in a continuous financial statement or in consecutive statements displaying the components of net income and the components of other comprehensive income. Since White Mountains presents comprehensive income in a continuous financial statement, adoption of ASU 2011-05 had no effect on White Mountains’ financial statement presentation.

Recent Accounting Pronouncements

Offsetting Assets and Liabilities
On December 16, 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (ASC 210). The new standard expands the required disclosures in circumstance where either balances have been offset or the right of offset exists. The required disclosures are intended to provide information to enable financial statement users to evaluate the effect or potential effect of netting arrangements on a reporting entity’s financial position. Disclosures required under the new standard include the gross amount of assets and liabilities recognized; the amounts that have been offset to arrive at the amounts presented in the statement of financial position; and any amounts subject to an enforceable master netting arrangement, whether or not such amounts have been offset. In addition, a description of the rights of set off should be disclosed. ASU 2011-11 is effective for periods beginning on or after January 1, 2013. White Mountains is party to master netting arrangements in connection with the derivative instruments held by WM Life Re and discloses information regarding the amounts covered under such agreements as well as the amounts of collateral held and provided. Accordingly, White Mountains does not expect any significant changes to its disclosures upon adoption.

NOTE 2. Significant Transactions

Formation of HG Global and BAM
In 2012, White Mountains capitalized HG Global with $594.5 million to fund BAM, a newly formed mutual municipal bond insurer. As of December 31, 2012, White Mountains owned 97.3% of HG Global’s preferred equity and 88.7% of its common equity. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of BAM Surplus Notes. Through HG Re, which had statutory capital of $412.0 million at December 31, 2012, HG Global provides first loss reinsurance protection for policies underwritten by BAM of up to 15% of par outstanding, on a per policy basis. HG Re’s obligations to BAM are collateralized in trusts, and there is an aggregate loss limit that is equal to the total assets in the collateral trusts at any point in time. For the year ended December 31, 2012, HG Global had pre-tax income of $14.2 million, which included $18.4 million of interest income on the BAM Surplus Notes. For the year ended December 31, 2012, BAM had a pre-tax loss of $36.3 million that was recorded in net loss attributable to non-controlling interests, which included $18.4 million of interest expense on the BAM Surplus Notes.

Sale of OneBeacon Runoff Business
On October 17, 2012, one of OneBeacon’s indirect wholly-owned subsidiaries, OneBeacon Insurance Group LLC, entered into a definitive agreement with Trebuchet US Holdings, Inc. (“Trebuchet”), a wholly-owned subsidiary of Armour Group Holdings Limited (together with Trebuchet, “Armour”), to sell its runoff business (the “Runoff Transaction”). Pursuant to the terms of the agreement, at closing OneBeacon will transfer to Trebuchet all of the issued and outstanding shares of common stock of certain legal entities that will contain the assets, liabilities (including gross and ceded loss reserves) and capital supporting the runoff business as well as certain elements of the runoff business infrastructure, including staff and office space. The transaction is subject to regulatory approvals.
For the year ended December 31, 2012, White Mountains recorded $91.5 million after-tax loss on sale and a $24.0 million in loss from operations, which included a $9.0 million after-tax loss related to an reduction in the workers compensation loss reserve discount rate on reserves being transferred as part of the sale (see Note 20).

WM Solutions
On December 3, 2012, WM Solutions acquired four runoff entities including Physicians Insurance Company of Ohio (“PICO”) and Citation Insurance Company (“Citation”) from PICO Holdings and two AIG runoff subsidiaries, American General Indemnity Company (“American General”) and American General Property Insurance Company (“American General Property”). The transactions resulted in a gain of $14.5 million recorded in other revenues.
On December 30, 2011, WM Solutions acquired the runoff loss reserve portfolio of Old Lyme, a Bermuda-based reinsurer in runoff, for $6.0 million in cash and a purchase note for $2.1 million (see Note 6).  The transaction resulted in a gain of $7.2 million recorded in other revenues.
On February 26, 2010, WM Solutions acquired Central National for $5 million in cash. Central National ceased writing business in 1989 and has operated under the control of the Nebraska Department of Insurance since 1990. The transaction resulted in a gain of $12.8 million recorded in other revenues.

Sale of AutoOne
On August 30, 2011, OneBeacon entered into a definitive agreement (the “Purchase Agreement”) to sell the AutoOne business to Interboro Holdings, Inc. (“Interboro”). On February 22, 2012, OneBeacon completed the sale of AutoOne to Interboro Holdings, Inc. (“Interboro”). OneBeacon formed AutoOne in 2001 to provide products and services to automobile assigned risk markets primarily in New York and New Jersey. OneBeacon transferred to the buyer AutoOne Insurance Company (“AOIC”) and AutoOne Select Insurance Company (“AOSIC”), which contained the assets, liabilities (including loss reserves and unearned premiums), and the capital of the AutoOne business, and transferred substantially all of the AutoOne infrastructure including systems and office space as well as certain staff.  As a result of the sale, AutoOne is reported as discontinued operations (see Note 20).

Sale of Esurance
On October 7, 2011, White Mountains completed the sale of Esurance Insurance and AFI to The Allstate Corporation (“Allstate”) for $700.0 million in excess of tangible book value.  White Mountains recorded a gain on the sale of $677.5 million in discontinued operations.  The transaction is subject to a true-up of the estimated tangible book value of the entities sold through the date of closing and certain other contingencies (see Note 19).

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
OneBeacon received $166.6 million as consideration, which was based upon the carrying value of the traditional personal lines business as of July 1, 2010.  For the year ended December 31, 2010, OneBeacon recorded an after-tax net gain of $24.6 million on the sale that is comprised of $8.5 million included in other revenues and a $16.1 million tax benefit. OneBeacon’s second quarter financial statements included $5.6 million of the tax benefit, which related to the difference between the tax basis of the companies sold as part of the Personal Lines Transaction and the net asset value of those entities under GAAP.  Net written premiums for the business sold were approximately $420.0 million for the year ended December 31, 2009.
 On December 3, 2009, OneBeacon sold the renewal rights to approximately $490.0 million in premiums from its non-specialty commercial lines business to The Hanover Insurance Group (“The Hanover”). The transaction includes small commercial accounts and the non-specialty portion of the middle-market business, beginning with January 1, 2010 effective dates (the “Commercial Lines Transaction”). As consideration for the Commercial Lines Transaction, OneBeacon received $23.2 million, reflected in other revenues.  In accordance with the terms of the Commercial Lines Transaction, during the years ended December 31, 2011 and 2010, OneBeacon was paid additional consideration of $0.8 million and $10.2 million, reflected in other revenues, for aggregate premium renewals exceeding $200.0 million.

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

Reinsurance
Sirius Group establishes loss and LAE reserves that are estimates of future amounts needed to pay claims and related expenses for events that have already occurred. Sirius Group also obtains reinsurance whereby another reinsurer contractually agrees to indemnify White Mountains for all or a portion of the reinsurance risks underwritten by White Mountains. Such arrangements, where one reinsurer provides reinsurance to another reinsurer, are usually referred to as “retrocessional reinsurance” arrangements. White Mountains establishes estimates of amounts recoverable from retrocessional reinsurance in a manner consistent with the loss and LAE liability associated with reinsurance contracts offered to its customers (the “ceding companies”), net of an allowance for uncollectible amounts. Net reinsurance loss reserves represent loss and LAE reserves reduced by retrocessional reinsurance recoverable on unpaid losses.
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

Loss and Loss Adjustment Expense Reserve Summary
The following table summarizes the loss and LAE reserve activities of White Mountains’ insurance and reinsurance subsidiaries for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
Millions	2012	2011	2010
Gross beginning balance	$5,702.3	$5,736.8	$6,379.2
Less beginning reinsurance recoverable on unpaid losses	(2,507.3)	(2,344.0)	(2,771.5)
Net loss and LAE reserves	3,195.0	3,392.8	3,607.7

Less: Beginning net loss and LAE reserves for AutoOne and the Runoff Transaction (1)	(383.3)	(619.6)	(759.0)

Loss and LAE reserves acquired (2)	17.0	21.0	17.6
Loss and LAE reserves sold—OneBeacon Personal Lines	—	—	(231.0)

Losses and LAE incurred relating to:
Current year losses	1,235.8	1,251.0	1,309.7
Prior year losses	(41.9)	(76.7)	(93.1)
Total incurred losses and LAE	1,193.9	1,174.3	1,216.6

Accretion of fair value adjustment to net loss and LAE reserves	10.6	8.3	8.5
Foreign currency translation adjustment to net loss and LAE reserves	12.9	.1	4.7

Loss and LAE paid relating to:
Current year losses	(404.7)	(387.9)	(445.9)
Prior year losses	(901.6)	(777.3)	(646.0)
Total loss and LAE payments	(1,306.3)	(1,165.2)	(1,091.9)

Plus: Ending net loss and LAE reserves for AutoOne and the Runoff Transaction (1)	—	383.3	619.6

Net ending balance	2,739.8	3,195.0	3,392.8
Plus ending reinsurance recoverable on unpaid losses	429.1	2,507.3	2,344.0
Gross ending balance	$3,168.9	$5,702.3	$5,736.8

(1)
Loss and LAE reserve balances from OneBeacon’s runoff business prior to December 31, 2012 and AutoOne prior to December 31, 2011 were not classified as held for sale. Adjustment is to present loss and LAE reserve activities for continuing operations.

(2)	Loss and LAE reserves acquired relate to WM Solutions purchases of PICO, Citation, American General and American General Property in 2012, Old Lyme in 2011 and Central National in 2010.

Loss and LAE development —2012
During the year ended December 31, 2012, White Mountains experienced $41.9 million of net favorable loss reserve development, which consisted of $7.4 million of net favorable loss reserve development at OneBeacon and $34.5 million of net favorable loss reserve development at Sirius Group.
During 2012, OneBeacon experienced $7.4 million of net favorable loss and LAE reserve development on prior accident year reserves. The favorable reserve development at OneBeacon was primarily from workers' compensation, multiple peril liability and general liability lines. This favorable development was offset somewhat by adverse development on excess property claims.
In 2012, Sirius Group had net favorable loss reserve development of $34.5 million. The major reductions in loss reserve estimates at Sirius Group were recognized in casualty runoff ($31.5 million), property ($28.4 million), marine/energy ($11.6 million), trade credit ($6.8 million) and aviation/space ($5.3 million) lines, partially offset by a $46.4 million increase in asbestos loss reserves and a $4.3 million increase in accident and health.

Loss and LAE development —2011
During the year ended December 31, 2011, White Mountains experienced $76.7 million of net favorable loss reserve development, which consisted of $29.8 million of net favorable loss and LAE reserve development on prior accident year loss reserves at OneBeacon and $46.9 million of net favorable loss reserve development at Sirius Group.
OneBeacon’s net favorable loss and LAE reserve development was primarily due to lower than expected severity on non catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines. With respect to the favorable loss reserve development in specialty insurance operations, at December 31, 2010, management had revised its expectations downward for future loss emergence in the professional liability business, which had initially been based on market analysis when this business was initiated in 2002 and 2003. However, during 2011, losses continued to be significantly lower than these revised expectations. As a result, management lowered its selected reserves on the earliest years which affected more recent years as total loss expectations for those years are based in part on prior years’ results. The impact of this revised estimate was a decrease to professional liability reserves of $11.5 million.
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
In addition to the development described for the lines of business above, OneBeacon also recorded a $4.3 million net decrease in reserves in other lines of business as a result of its review of loss reserves at December 31, 2011.
The net favorable loss reserve development at Sirius Group was primarily attributable to $41.2 million of favorable development on property lines including, $13.1 million of loss reserve reductions for the 2010 Chile earthquake, partially offset by asbestos and environmental increases of $12.3 million.

Loss and LAE development —2010
During the year ended December 31, 2010, White Mountains experienced $93.1 million of net favorable loss reserve development, which consisted of $36.0 million of net favorable loss and LAE reserve development on prior accident year loss reserves at OneBeacon and $57.1 million of net favorable loss reserve development at Sirius Group.
OneBeacon’s net favorable loss reserve development was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines, as well as development on personal lines business. The favorable development also included a $7.5 million release of commercial catastrophe reserves associated with storms occurring in 2004 and 2005.
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
At December 31, 2009, OneBeacon had recorded $7.5 million of reserves for certain claims related to catastrophes from accident years 2004 and 2005 related to OneBeacon’s excess property business. During 2010, these claims were resolved for amounts below OneBeacon’s policy coverage therefore the reserves were no longer necessary.
In addition to the development described for the lines of business above, OneBeacon also recorded a $9.2 million net decrease in IBNR in other lines of business, primarily personal lines, as a result of its review of loss reserves at December 31, 2010.
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

Fair value adjustment to loss and LAE reserves
In connection with purchase accounting for acquisitions, White Mountains is required to adjust loss and LAE reserves and the related reinsurance recoverables to fair value on their respective acquired balance sheets.  The net reduction to loss and LAE reserves is being recognized through an income statement charge ratably with and over the period the claims are settled.
White Mountains recognized $10.6 million, $8.3 million and $8.5 million of such charges, recorded as loss and LAE during 2012, 2011 and 2010. As of December 31, 2012, the pre-tax un-accreted adjustment was $5.7 million.

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
Substantially all of OneBeacon's reserves for unpaid loss and LAE for asbestos and environmental exposures relates to discontinued operations (see Note 20). As of December 31, 2012, the remaining unpaid loss and LAE loss reserves for asbestos and environmental exposures related to continuing operations is less than $1.0 million on both a gross and net basis at December 31, 2012.
In 2012, Sirius Group increased its net A&E exposure through two incoming runoff portfolios acquired by White Mountains Solutions. These acquisitions added $11.0 million in net asbestos reserves and $0.7 million in net environmental reserves.
The acquisition of companies having modest portfolios of A&E exposure has been typical of several prior White Mountains Solutions transactions and is likely to be an element of at least some future acquisitions. However, the acquisitions of new A&E liabilities is undertaken only after careful due diligence and utilizing conservative reserving assumptions in relation to industry benchmarks. In the case of those portfolios acquired during 2012, the exposures arise almost entirely from old assumed reinsurance contracts having small limits of liability.
In addition to the $11.0 million increase in asbestos reserves from the two incoming portfolios acquired by White Mountains Solutions mentioned above, Sirius Group recorded $46.4 million and $10.3 million of asbestos-related incurred losses and LAE on its already existing asbestos reserves in 2012 and 2011, respectively.  In the first six months of 2012, Sirius Group increased net asbestos reserves by $12.0 million in response to its quarterly monitoring of newly reported claims. Based on the monitoring trends noted in the first six months 2012, Sirius Group conducted an in-depth analysis of its asbestos exposure, which was completed in third quarter. The main focus of the analysis was on the internal claims analysis of all treaty and facultative contracts likely to have asbestos exposure.  An external expert with extensive asbestos claims experience was utilized to enhance the review.  This analysis entailed examining total expected asbestos losses and LAE from a variety of information sources, including previous asbestos studies, reported client data and external benchmarking scenarios.  The analysis resulted in a net asbestos loss reserve increase of $33.0 million recognized in third quarter. An additional $2.0 million of asbestos losses were recognized in fourth quarter 2012. The 2011 incurred losses were primarily the result of management's monitoring of a variety of metrics including: actual paid and reported claims activity; net survival ratios; peer comparisons; and industry benchmarks.
Offsetting the $0.7 million increase in environmental reserves mentioned above, Sirius Group recorded a decrease of $0.5 million in 2012 of environmental-related losses on its already existing reserves in 2012. In 2011, Sirius Group recorded $2.0 million of environmental losses.
Sirius Group’s net reserves for A&E losses were $189.4 million and $162.7 million at December 31, 2012 and 2011, respectively. Sirius Group’s A&E three-year net loss paid survival ratio was approximately 9.0 years and 11.1 years at December 31, 2012 and 2011. The decrease in the paid survival ratio in 2012 was driven by an unusually high net paid loss of $8.5 million made in first quarter 2012 to commute one of Sirius Group's top five asbestos exposures.
White Mountains’ reserves for A&E losses at December 31, 2012 represent management’s best estimate of its ultimate liability based on information currently available. However, as case law expands, and medical and clean-up costs increase and industry settlement practices change, White Mountains may be subject to asbestos and environmental losses beyond currently estimated amounts. White Mountains cannot reasonably estimate at the present time loss reserve additions arising from any such future adverse developments and cannot be sure that allocated loss reserves, plus the remaining capacity under the NICO Cover and other reinsurance contracts, will be sufficient to cover additional liability arising from any such adverse developments.

Sirius Group

Net A&E Loss Reserve Activity	Year Ended December 31,
	2012		2011		2010
Millions	Gross	Net	Gross	Net	Gross	Net
Asbestos:
Beginning balance	$185.1	$146.2	$191.9	$151.5	$187.0	$146.6
Losses and LAE acquired	11.0	11.0	—	—	10.4	9.7
Incurred losses and LAE	46.8	46.4	13.6	10.3	9.0	7.3
Paid losses and LAE	(34.7)	(29.4)	(20.4)	(15.6)	(14.5)	(12.1)
Ending balance	208.2	174.2	185.1	146.2	191.9	151.5
Environmental:
Beginning balance	22.1	16.5	22.4	18.1	22.2	17.9
Losses and LAE acquired	0.7	0.7	—	—	3.5	2.4
Incurred losses and LAE	(0.1)	(0.5)	2.9	2.0	(2.5)	(1.3)
Paid losses and LAE	(2.3)	(1.5)	(3.2)	(3.6)	(.8)	(.9)
Ending balance	20.4	15.2	22.1	16.5	22.4	18.1
Total asbestos and environmental:
Beginning balance	207.2	162.7	214.3	169.6	209.2	164.5
Losses and LAE acquired	11.7	11.7	—	—	13.9	12.1
Incurred losses and LAE	46.7	45.9	16.5	12.3	6.5	6.0
Paid losses and LAE	(37.0)	(30.9)	(23.6)	(19.2)	(15.3)	(13.0)
Ending balance	$228.6	$189.4	$207.2	$162.7	$214.3	$169.6

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

	Year ended December 31, 2012
Millions	OneBeacon	Sirius Group	Total
Written premiums:
Direct	$1,204.0	$186.1	$1,390.1
Assumed	55.2	992.7	1,047.9
Gross written premiums	1,259.2	1,178.8	2,438.0
Ceded	(80.0)	(231.1)	(311.1)
Net written premiums	$1,179.2	$947.7	$2,126.9
Earned premiums:
Direct	$1,158.3	$169.9	$1,328.2
Assumed	52.8	988.3	1,041.1
Gross earned premiums	1,211.1	1,158.2	2,369.3
Ceded	(79.1)	(226.6)	(305.7)
Net earned premiums	$1,132.0	$931.6	$2,063.6
Losses and LAE:
Direct	$687.5	$96.9	$784.4
Assumed	29.6	523.9	553.5
Gross losses and LAE	717.1	620.8	1,337.9
Ceded	(67.1)	(76.9)	(144.0)
Net losses and LAE	$650.0	$543.9	$1,193.9

	Year ended December 31, 2011
Millions	OneBeacon	Sirius Group	Total
Written premiums:
Direct	$1,079.2	$139.5	$1,218.7
Assumed	49.1	988.6	1,037.7
Gross written premiums	1,128.3	1,128.1	2,256.4
Ceded	(65.6)	(212.4)	(278.0)
Net written premiums	$1,062.7	$915.7	$1,978.4
Earned premiums:
Direct	$1,035.9	$128.5	$1,164.4
Assumed	42.3	989.8	1,032.1
Gross earned premiums	1,078.2	1,118.3	2,196.5
Ceded	(66.0)	(206.0)	(272.0)
Net earned premiums	$1,012.2	$912.3	$1,924.5
Losses and LAE:
Direct	$551.8	$80.0	$631.8
Assumed	9.2	627.8	637.0
Gross losses and LAE	561.0	707.8	1,268.8
Ceded	(12.7)	(81.8)	(94.5)
Net losses and LAE	$548.3	$626.0	$1,174.3

	Year ended December 31, 2010
Millions	OneBeacon	Sirius Group	Total
Written premiums:
Direct	$1,236.7	$121.6	$1,358.3
Assumed	55.8	957.5	1,013.3
Gross written premiums	1,292.5	1,079.1	2,371.6
Ceded	(124.8)	(213.3)	(338.1)
Net written premiums	$1,167.7	$865.8	$2,033.5
Earned premiums:
Direct	$1,242.5	$117.9	$1,360.4
Assumed	60.7	929.7	990.4
Gross earned premiums	1,303.2	1,047.6	2,350.8
Ceded	(122.1)	(199.7)	(321.8)
Net earned premiums	$1,181.1	$847.9	$2,029.0
Losses and LAE:
Direct	$677.1	$59.4	$736.5
Assumed	45.1	684.4	729.5
Gross losses and LAE	722.2	743.8	1,466.0
Ceded	(36.6)	(212.8)	(249.4)
Net losses and LAE	$685.6	$531.0	$1,216.6

OneBeacon
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
OneBeacon estimates its individual retention level for commercial policies subject to the Terrorism Act to be approximately $100.0 million in 2013, which is based on 2012 net written premiums. The federal government will pay 85% of covered terrorism losses that exceed OneBeacon’s or the industry’s retention levels in 2013 up to a total of $100.0 billion.
OneBeacon seeks to further reduce its potential loss from catastrophe exposures through the purchase of catastrophe reinsurance. Effective May 1, 2012, OneBeacon renewed its property catastrophe reinsurance program through April 30, 2013. The program provides coverage for OneBeacon’s property business as well as certain acts of terrorism. Under the program, the first $25.0 million of losses resulting from any single catastrophe are retained and the next $155.0 million of losses resulting from the catastrophe are reinsured in three layers, although OneBeacon retains a co-participation of 55% of losses from $25.0 million to $40.0 million, 15% of losses from $40.0 million to $80.0 million and 10% of losses from $80.0 million to $180.0 million. Thus, for a $180.0 million loss, OneBeacon would retain $49.3 million. Any loss above $180.0 million would be retained in full. In the event of a catastrophe, OneBeacon’s property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium. This $180.0 million limit was reduced from the $225.0 million limit that OneBeacon’s previous catastrophe reinsurance program provided, as a result of lower catastrophe exposure as a specialty-focused company. As a result of hurricane Sandy in October 2012, OneBeacon recorded ceded losses of $15.6 million and reinstatement premiums of $1.9 million related to this treaty.
In addition to the corporate catastrophe reinsurance protection that it secures, OneBeacon may also purchase dedicated reinsurance protection for specific businesses. In 2012, OneBeacon purchased insurance to protect its collector cars and boats business from catastrophic losses. This treaty covered losses in excess of $2.5 million up to $25.0 million in two layers. The first layer, $2.5 million in excess of $2.5 million, carried a 5% co-participation. The company had a 20% co-participation on the second layer, $20.0 million in excess of $5 million. Catastrophe losses above $25.0 million are retained by the company in full. Reinstatement premiums are paid if the coverage is attached. As a result of hurricane Sandy in October 2012, OneBeacon recorded ceded losses of $11.9 million and reinstatement premiums of $1.4 million related to this treaty.
OneBeacon also purchased a per-occurrence treaty for its Inland Marine Underwriters business (“IMU”) that protects against large occurrences, whether a single large claim or a catastrophe. The IMU treaty attaches at $2.0 million per occurrence. Coverage is provided up to $60.0 million. The first layer of the marine treaty is $5.0 million in excess of $2.0 million, with an annual aggregate deductible of $1.5 million for large losses and $5.0 million for catastrophes losses. For losses in the layer $10.0 million excess of $50.0 million, the company retains half of the loss. The portion of loss above $60.0 million is retained in full by the company. Reinstatement premiums are paid in full or in part depending on the layer and the occurrence if the coverage is attached. As a result of hurricane Sandy in October 2012, OneBeacon recorded ceded loss of $41.0 million and reinstatement premiums of $5.4 million related to this treaty. Losses retained under both the collector cars and boats and marine reinsurance treaties are subject to the corporate catastrophe treaty.

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
 OneBeacon also purchases property-per-risk reinsurance coverage to reduce large loss volatility. The property-per-risk reinsurance program reinsures losses in excess of $10.0 million up to $100.0 million. Individual risk facultative reinsurance may be purchased above $100.0 million where OneBeacon deems it appropriate. Under the property-per-risk program, OneBeacon retains a co-participation of 10% for losses in excess of $20.0 million up to $50.0 million and a co-participation of 20% for losses in excess of $50.0 million. The property-per-risk treaty also provides one limit of reinsurance protection for losses in excess of $10.0 million up to $100.0 million on an individual risk basis for terrorism losses. However, any nuclear events, or biological, chemical or radiological terrorist attacks are not covered.
OneBeacon also maintains a casualty reinsurance program that provides protection for individual policies involving general liability, automobile liability, professional liability or umbrella liability. OneBeacon's healthcare professional liability treaty covers losses in excess of $5.0 million up to $20.0 million in two layers. The first layer, $5.0 million excess of $5.0 million has a 20% co-participation. All other casualty business is covered in a separate treaty covering losses in excess of $5.0 million up to $21.0 million. This treaty has a 22.5% co-participation in the first layer ($6.0 million excess of $5.0 million) and a 10% co-participation in the second layer of $10.0 million excess of $11.0 million. OneBeacon purchases a treaty to protect against large workers compensation losses that covers 100% of the loss in excess of $1.0 million up to $10.0 million per person. In addition, for casualty losses involving more than one insured, OneBeacon maintains a dedicated treaty that covers up to $40.0 million in excess of a $10.0 million retention.
At December 31, 2012, OneBeacon had $3.3 million and $107.3 million of reinsurance recoverables on paid and unpaid losses. Reinsurance contracts do not relieve OneBeacon of its obligation to its policyholders. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. Uncollectible amounts historically have not been significant. As of December 31, 2012, 90% of reinsurance recoverables on paid and unpaid losses are from reinsurers with an A.M. Best rating of A (Excellent, which is the third highest of 16 financial strength ratings) or better. The largest recoverable from an individual reinsurer was $10.1 million with Hannover Ruckversich, which has an A.M. Best Company (“A.M. Best”) ratings of A++ (Superior, which is the highest of 16 financial strength ratings). The reinsurance balances associated with the runoff business are included in discontinued operations (see Note 20).

Sirius Group
Sirius Group's reinsurance protection primarily consists of pro-rata and excess of loss protections to cover aviation, trade credit, and certain property exposures. Sirius Group's proportional reinsurance programs provide protection for part of the non-proportional treaty accounts written in Europe, the Americas, Asia, the Middle East, and Australia.  These reinsurance protections are designed to increase underwriting capacity where appropriate, and to reduce exposure both to large catastrophe losses and to a frequency of smaller loss events.  Attachment points and coverage limits vary by region around the world. In addition to its proportional reinsurance, Sirius Group also purchases excess of loss reinsurance protection for $15.0 million in excess of a retention of $5.0 million for the facultative and direct property portfolios written by the Stockholm, Hamburg and London branches (excluding business written in the United States).  For the facultative and direct property portfolios written by the Hamburg and Stockholm branches, an additional $15.0 million of reinsurance protection in excess of the $20.0 million coverage has been purchased for 2013. Sirius Group also has $5.0 million of protection in excess of a retention of $5.0 million for the London branch for facultative and direct U.S.-catastrophe exposed business (excluding Florida risks), which was renewed through June 30, 2013. As a result of hurricane Sandy in October 2012, Sirius Group recognized a full $5.0 million recovery on this account.
In 2012, 2011 and 2010, Sirius Group has had in place group excess of loss retrocessional coverage for its non-U.S. and non-Japan earthquake-related exposures. This cover was renewed for one year at April 1, 2012, providing $17.0 million of reinsurance protection through partially placed coverage of a $40.0 million layer in excess of Sirius Group's retention of
$35.0 million. In addition, Sirius Group purchased two industry loss warranty (“ILW”) contracts that provide $10.0 million of coverage for a first event non-U.S. and non-Japan earthquake loss at a market loss event of $7.5 billion or more, with $5.0 million of additional coverage for a second market loss event at this level. Sirius Group also has $37.5 million of New Madrid earthquake ILW coverage through March 2013 that provides reinsurance protection both on a first and second market event of $20.0 billion.

In addition, Sirius Group has an ILW providing $5.0 million of coverage for a first loss European windstorm and flood at a market loss event of $5.0 billion, which expires March 2013. During the fourth quarter 2012, additional ILW protections providing $40.0 million of reinsurance coverage were purchased at different market loss levels for wind, flood, and all natural perils in Europe or Scandinavia, with the majority of these covers expiring in March 2013.
As of December 31, 2012, losses incurred for the February 2011 New Zealand earthquake totaled $47.0 million, $2.0 million of which was covered by Sirius Group’s non-U.S. and non-Japan earthquake coverage.  During 2010, as a result of the Chile Earthquake in February 2010, Sirius Group recovered $65.0 million under its non-U.S. and non-Japan earthquake coverage, which was a full limit loss.
Sirius Group's aviation reinsurance program is intended to reduce exposure to a frequency of small losses, a single large loss, or a combination of both.  In 2013, for the proportional and facultative aviation portfolios, reinsurance protection purchases were generally for coverage on losses from events that cause a market loss in excess of $150.0 million up to a full airline policy limit of $2.25 billion, including clash coverage. This program is in effect through November 2013. For the non-proportional aviation portfolio, reinsurance protection includes a 15% quota share treaty. In addition, the non-proportional portfolio is protected by $33.0 million in the form of first event ILWs, and $5.0 million of available limit in the form of second event ILWs. The first event ILWs attach at industry loss levels between $400.0 million and $1.0 billion.  The majority of the reinsurance protections, excluding ILWs, include a reinstatement of the cover in case of loss.
For the marine yacht portfolio written by the London branch, reinsurance coverage is in place for $9.8 million in excess of a retention of $0.3 million.
For accident and health, Sirius Group has excess of loss protection covering personal accident and life of €10.0 million ($13.0 million based on the December 31, 2012 EUR to USD exchange rate) of protection in excess of a €5.0 million ($7.0 million based on the December 31, 2012 EUR to USD exchange rate) retention for the Stockholm, Hamburg, Liege and Singapore branches.
For 2012, Sirius Group ceded 20% and 50% of its trade credit and bond business, respectively, under a quota share retrocession, which supported growth in this line.  The treaty was renewed for 2013.
Almost all of Sirius Group's excess of loss reinsurance protections, excluding ILWs, include provisions that reinstate coverage at a cost of 100% or more of the original reinsurance premium.
At December 31, 2012, Sirius Group had $14.6 million of reinsurance recoverables on paid losses and $321.8 million of reinsurance recoverables on unpaid losses that will become recoverable if claims are paid in accordance with current reserve estimates. Because retrocessional reinsurance contracts do not relieve Sirius Group of its obligation to its insureds, the collectability of balances due from Sirius Group's reinsurers is critical to its financial strength. Sirius Group monitors the financial strength and ratings of retrocessionaires on an ongoing basis.
  The following table provides a listing of Sirius Group’s top reinsurers based upon recoverable amounts, the percentage of total recoverables and the reinsurer’s A.M. Best Rating.

Top Reinsurers ($ in millions)	Balance at December 31, 2012	% of Total	A.M. Best Rating(1)	% Collateralized
General Reinsurance Corporation	$56.2	17%	A++	—%
Swiss Re Group	36.4	11%	A+	2%
Olympus Re (2)	29.6	9%	NR-5	100%
Lloyds of London (3)	19.4	6%	A	8%
Michigan Catastrophic Claims Association (4)	14.7	4%	N/A	—%
(1)  A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of 16 financial strength ratings), “A+” (Superior, which is the second highest of 16 financial strength ratings), and “A” (Excellent, which is the third highest of 16 financial strength ratings).
(2) Non-U.S. insurance entity. The balance is fully collateralized through funds held, letters of credit or trust agreements.
(3) Represents the total of reinsurance recoverables due to Sirius Group from all Lloyds Syndicates.
(4) Michigan Catastrophic Claims Association (”MCCA”) is a non-profit unincorporated association., established by the State of Michigan with the power to issue and collect assessments, to which every insurance company that sells automobile coverage in Michigan is required to be a member. A.M. Best does not rate MCCA. Sirius Group acquired its recoverable from MCCA in the acquisition of Stockbridge Insurance
Company. As part of the acquisition, Sirius Group obtained $25.0 of reinsurance protection from the seller (currently rated A+ by A.M. Best)
for unfavorable loss reserve development, including uncollectible reinsurance.

NOTE 5. Investment Securities

Net Investment Income
White Mountains’ net investment income is comprised primarily of interest income associated with White Mountains’ fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments.
Pre-tax net investment income for 2012, 2011 and 2010 consisted of the following:

	Year Ended December 31,
Millions	2012	2011	2010
Investment income:
Fixed maturity investments	$132.0	$166.2	$194.7
Short-term investments	3.1	4.5	3.0
Common equity securities	22.2	15.4	10.2
Convertible fixed maturity investments	6.0	5.5	5.6
Other long-term investments	3.1	4.2	6.0
Interest on funds held under reinsurance treaties	.6	(.4)	(1.7)
Total investment income	167.0	195.4	217.8
Third-party investment expenses	(13.4)	(10.9)	(8.9)
Net investment income, pre-tax	$153.6	$184.5	$208.9

Net Realized and Unrealized Investment Gains and Losses
The following table summarizes net realized investment gains (losses) and changes in the carrying value of investments measured at fair value:

	Year Ended December 31, 2012
Millions	Net realized and unrealized gains (losses)	Net foreign currency gains (losses)	Total net realized and unrealized gains (losses) reflected in earnings
Fixed maturity investments	$101.0	$(48.4)	$52.6
Short-term investments	—	(4.2)	(4.2)
Common equity securities	67.2	(.1)	67.1
Convertible fixed maturity investments	2.5	—	2.5
Other long-term investments	5.0	(4.5)	.5
Forward contracts	(.3)	—	(.3)
Net realized and unrealized investment gains (losses), pre-tax	175.4	(57.2)	118.2
Income taxes attributable to realized and unrealized investment gains (losses)	(41.7)	14.9	(26.8)
Net realized and unrealized investment gains (losses), after-tax	$133.7	$(42.3)	$91.4

	Year Ended December 31, 2011
Millions	Net realized and unrealized gains (losses)	Net foreign currency gains (losses)	Total net realized and unrealized gains (losses) reflected in earnings
Fixed maturity investments	$57.0	$30.6	$87.6
Short-term investments	—	(11.0)	(11.0)
Common equity securities	(6.0)	(1.8)	(7.8)
Convertible fixed maturity investments	(13.7)	—	(13.7)
Other long-term investments	16.1	2.9	19.0
Net realized and unrealized investment gains, pre-tax	53.4	20.7	74.1
Income taxes attributable to realized and unrealized investment gains	(13.0)	(5.1)	(18.1)
Net realized and unrealized investment gains, after-tax	$40.4	$15.6	$56.0

	Year Ended December 31, 2010
Millions	Net realized and unrealized gains (losses)	Net foreign currency gains (losses)	Total net realized and unrealized gains (losses) reflected in earnings
Fixed maturity investments	$29.5	$(61.6)	$(32.1)
Short-term investments	—	(9.1)	(9.1)
Common equity securities	79.3	(8.0)	71.3
Convertible fixed maturity investments	11.3	—	11.3
Other long-term investments	33.5	2.7	36.2
Net realized and unrealized investment gains (losses), pre-tax	153.6	(76.0)	77.6
Income taxes attributable to realized and unrealized investment gains (losses)	(41.6)	20.1	(21.5)
Net realized and unrealized investment gains (losses), after-tax	$112.0	$(55.9)	$56.1

White Mountains recognized gross realized investment gains of $162.2 million, $191.6 million and $205.0 million and gross realized investment losses of $94.1 million, $123.3 million and $73.6 million on sales of investment securities during 2012, 2011 and 2010.
As of December 31, 2012 and 2011 White Mountains reported $11.4 million and $34.6 million in accounts payable on unsettled investment purchases and $3.9 million and $4.7 million in accounts receivable on unsettled investment sales.
The following table summarizes the amount of total gains (losses) included in earnings attributable to unrealized investment gains (losses) for Level 3 investments for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
Millions	2012	2011	2010
Fixed maturities	$7.7	$(12.2)	$10.2
Common equity securities	3.0	(16.6)	(19.2)
Convertible fixed maturities	—	—	—
Other long-term investments	7.0	(16.8)	39.0
Total net unrealized investment gains (losses), pre-tax - Level 3 investments	$17.7	$(45.6)	$30.0

The components of White Mountains’ net realized and unrealized investment gains (losses), after-tax, as recorded on the statements of operations and comprehensive income were as follows:

	Year Ended December 31,
Millions	2012	2011	2010
Net change in pre-tax unrealized gains (losses) on investments in unconsolidated affiliates	$62.8	$(63.6)	$72.7
Income taxes	(5.1)	5.1	.8
Net change in unrealized gains (losses) on investments in unconsolidated affiliates, after tax	57.7	(58.5)	73.5
Net realized and unrealized foreign currency gains (losses) on investments through OCI	95.5	(41.7)	107.9
Total investments gains (losses) through accumulated other comprehensive income	153.2	(100.2)	181.4
Net realized and unrealized investment gains, after-tax	91.4	56.0	56.1
Total investment gains (losses) recorded during the period, after-tax	$244.6	$(44.2)	$237.5

Investment Holdings
The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses, and carrying values of White Mountains’ fixed maturity investments as of December 31, 2012 and 2011, were as follows:

	December 31, 2012
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
US Government and agency obligations	$440.4	$1.0	$(0.1)	$(1.2)	$440.1
Debt securities issued by industrial corporations	2,321.4	88.3	(1.6)	(23.0)	2,385.1
Municipal obligations	5.3	—	(0.1)	—	5.2
Mortgage-backed and asset-backed securities	2,081.0	25.1	(1.1)	(9.4)	2,095.6
Foreign government, agency and provincial obligations	526.6	6.9	(3.0)	(8.6)	521.9
Preferred stocks	79.9	6.7	—	(0.2)	86.4
Total fixed maturity investments including assets held for sale	$5,454.6	$128.0	$(5.9)	$(42.4)	$5,534.3
Fixed maturity investments reclassified to assets held for sale (1)					(338.1)
Total fixed maturity investments					$5,196.2
(1) Assets held for sale related to discontinued operations. See Note 20.

	December 31, 2011
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
US Government and agency obligations	$299.4	$5.3	$(0.1)	$0.4	$305.0
Debt securities issued by industrial corporations	2,072.1	73.7	(7.8)	(2.9)	2,135.1
Municipal obligations	2.7	—	—	—	2.7
Mortgage-backed and asset-backed securities	3,190.5	25.9	(3.9)	10.4	3,222.9
Foreign government, agency and provincial obligations	581.2	11.0	(0.1)	(2.9)	589.2
Preferred stocks	82.3	3.2	(6.7)	—	78.8
Total fixed maturity investments including assets held for sale	$6,228.2	$119.1	$(18.6)	$5.0	$6,333.7
Fixed maturity investments reclassified to assets held for sale (1)					(111.8)
Total fixed maturity investments					$6,221.9
(1) Assets held for sale related to discontinued operations. See Note 20.

The weighted average duration of White Mountains’ fixed maturity portfolio at December 31, 2012 was approximately 2.4 years, including short-term investments, and approximately 2.7 years excluding short-term investments.
The cost or amortized cost and carrying value of White Mountains’ fixed maturity investments and convertible fixed maturity investments at December 31, 2012 is presented below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2012
Millions	Cost or amortized cost	Carrying value
Due in one year or less	$395.9	$396.7
Due after one year through five years	2,297.8	2,336.7
Due after five years through ten years	648.9	671.6
Due after ten years	72.8	74.7
Mortgage-backed and asset-backed securities	2,081.0	2,095.6
Preferred stocks	79.9	86.4
Total	$5,576.3	$5,661.7

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses, and carrying values of White Mountains’ common equity securities, convertible fixed maturity investments and other long-term investments as of December 31, 2012 and 2011 were as follows:

	December 31, 2012
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
Common equity securities	$895.2	$143.4	$(8.8)	$(.1)	$1,029.7
Convertible fixed maturity investments	$121.7	$6.1	$(.4)	$—	$127.4
Other long-term investments	$257.2	$65.9	$(22.8)	$(6.1)	$294.2

	December 31, 2011
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
Common equity securities	$691.7	$72.0	$(8.7)	$—	$755.0
Convertible fixed maturity investments	$139.2	$6.2	$(1.6)	$—	143.8
Other long-term investments	$274.4	$55.5	$(25.2)	$(3.4)	$301.3

Sales and maturities of investments, excluding short-term investments, totaled $6,997.5 million, $5,034.0 million and $4,492.6 million for the years ended December 31, 2012, 2011 and 2010. There were no non-cash exchanges or involuntary sales of investment securities during 2012, 2011 and 2010.

Investments Held on Deposit or as Collateral
As of December 31, 2012 and 2011, investments of $169.9 million and $79.2 million, respectively, were held in trusts required to be maintained in relation to various reinsurance agreements. White Mountains’ consolidated insurance and reinsurance operations are required to maintain deposits with certain insurance regulatory agencies in order to maintain their insurance licenses. The fair value of such deposits which are included within total investments totaled $319.3 million and $313.4 million as of December 31, 2012 and 2011.

Fair value measurements at December 31, 2012
White Mountains used quoted market prices or other observable inputs to determine fair value for the 95.0% of its investment portfolio. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs consist of fixed maturity investments including corporate debt, state and other governmental debt, convertible fixed maturity securities and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include White Mountains’ investments in hedge funds and private equity funds, as well as investments in certain debt securities where quoted market prices are unavailable. White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value. The outside pricing services used by White Mountains have indicated that if no observable inputs are available for a security, they will not provide a price. In those circumstances, White Mountains estimates the fair value using industry standard pricing models and observable inputs such as benchmark interest rates, matrix pricing, market comparables, broker quotes, issuer spreads, bids, offers, credit rating, prepayment speeds and other relevant inputs. White Mountains performs procedures to validate the market prices obtained from the outside pricing sources. Such procedures, which cover substantially all of its fixed maturity investments include, but are not limited to, evaluation of model pricing methodologies and review of the pricing services’ quality control processes and procedures on at least an annual basis, comparison of market prices to prices obtained from different independent pricing vendors on at least a semi-annual basis, monthly analytical reviews of certain prices, and review of assumptions utilized by the pricing service for selected measurements on an ad hoc basis throughout the year. White Mountains also performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price on an ad-hoc basis throughout the year. Prices provided by the pricing services that vary by more than 5.0% and $1.0 million from the expected price based on these procedures are considered outliers. In circumstances where the results of White Mountains’ review process do not appear to support the market price provided by the pricing services, White Mountains challenges the price. If White Mountains cannot gain satisfactory evidence to support the challenged price, it relies upon its own pricing methodologies to estimate the fair value of the security in question. The fair values of such securities are considered to be Level 3 measurements.
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
White Mountains employs a number of procedures to assess the reasonableness of the fair value measurements for its other long-term investments, including obtaining and reviewing the audited annual financial statements of each hedge fund and private equity fund and periodically discussing each fund’s pricing with the fund manager. However, since the fund managers do not provide sufficient information to evaluate the pricing inputs and methods for each underlying investment, the inputs are considered to be unobservable. Accordingly, the fair value of White Mountains’ investments in hedge funds and private equity funds has been classified as Level 3 measurements. The fair value of White Mountains’ investments in hedge funds and private equity funds has been determined using net asset value.
 In addition to the investments described above, White Mountains has $79.7 million and $68.1 million of investment-related liabilities recorded at fair value and included in other liabilities as of December 31, 2012 and December 31, 2011.  These liabilities relate to securities that have been sold short by limited partnerships in which White Mountains has investments and is required to consolidate under GAAP.  All of the liabilities included have a Level 1 designation.

Fair Value Measurements by Level
The following tables summarize White Mountains’ fair value measurements for investments at December 31, 2012 and 2011 by level. The fair value measurements for derivative assets associated with White Mountains’ variable annuity business are presented in Note 8.

	December 31, 2012
Millions	Fair value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturity investments:
U.S. Government and agency obligations	$440.1	$369.1	$71.0	$—
Debt securities issued by corporations:
Consumer	727.1	—	727.1	—
Industrial	330.8	—	330.8	—
Financials	401.4	1.0	400.4	—
Communications	276.1	—	276.1	—
Energy	181.5	—	181.5	—
Basic materials	189.1	—	189.1	—
Utilities	204.2	—	204.2	—
Technology	54.0	—	54.0	—
Other	20.9	—	20.9	—
Total debt securities issued by corporations:	2,385.1	1.0	2,384.1	—

Municipal obligations	5.2	—	5.2	—
Mortgage-backed and asset-backed securities	2,095.6	—	2,073.5	22.1
Foreign government, agency and provincial obligations	521.9	52.1	469.8	—
Preferred stocks	86.4	—	15.6	70.8
Total fixed maturity investments (1)	5,534.3	422.2	5,019.2	92.9

Short-term investments	630.6	630.6	—	—

Common equity securities:
Financials	324.5	286.3	.9	37.3
Consumer	255.6	255.6	—	—
Basic materials	103.3	103.3	—	—
Energy	101.0	101.0	—	—
Utilities	43.6	43.4	.2	—
Technology	90.2	90.2	—	—
Other	111.5	53.1	58.4	—
Total common equity securities	1,029.7	932.9	59.5	37.3
Convertible fixed maturity investments	127.4	—	127.4	—
Other long-term investments (2)	259.3	—	—	259.3
Total investments	$7,581.3	$1,985.7	$5,206.1	$389.5
(1) Carrying value includes $338.1 that is classified as assets held for sale relating to discontinued operations.
(2) Excludes carrying value of $35.0 associated with other long-term investment limited partnerships accounted for using the equity method and $(0.1) related to currency forward contracts.

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
(1) Carrying value includes $111.8 that is classified as assets held for sale relating to discontinued operations.
(2) Excludes carrying value of $33.0 associated with other long-term investments accounted for using the equity method.

Debt securities issued by corporations
The following table summarizes the ratings of the corporate debt securities held in White Mountains’ investment portfolio as of December 31, 2012 and 2011:

	Fair Value at
	December 31,
Millions	2012	2011
AAA	$—	$—
AA	193.4	206.8
A	1,061.0	802.8
BBB	1,116.9	1,110.8
BB	7.0	6.2
Other	6.8	8.5
Debt securities issued by corporations (1)	$2,385.1	$2,135.1
(1) Credit ratings are assigned based on the following hierarchy: 1) Standard & Poor’s Financial Services LLC (“Standard & Poor’s”) and 2) Moody’s Investor Service (“Moody’s”).

Mortgage-backed, Asset-backed Securities
White Mountains purchases commercial and residential mortgage-backed securities with the goal of maximizing risk adjusted returns in the context of a diversified portfolio. White Mountains’ non-agency commercial mortgage-backed portfolio (“CMBS”) is generally short-term and structurally senior, with more than 25 points of subordination on average for fixed rate CMBS and more than 50 points of subordination on average for floating rate CMBS as of December 31, 2012.  In general, subordination represents the percentage principal loss on the underlying collateral that would be absorbed by other securities lower in the capital structure before the more senior security incurs a loss. White Mountains believes these levels of protection will mitigate the risk of loss tied to the refinancing challenges facing the commercial real estate market.  As of December 31, 2012, on average less than 1.0% of the underlying loans were reported as non-performing for all non-agency CMBS held by White Mountains. White Mountains is not an originator of residential mortgage loans and did not hold any residential mortgage-backed securities (“RMBS”) categorized as sub-prime as of December 31, 2012. White Mountains’ investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage-backed securities at December 31, 2012. White Mountains considers sub-prime mortgage-backed securities as those that have underlying loan pools that exhibit weak credit characteristics, or those that are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., White Mountains considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics).

White Mountains categorizes mortgage-backed securities as “non-prime” (also called “Alt A” or “A-”) if they are backed by collateral that has overall credit quality between prime and sub-prime based on White Mountains’ review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. White Mountains’ non-agency residential mortgage-backed portfolio is generally moderate-term and structurally senior. White Mountains does not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

	December 31, 2012			December 31, 2011
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
GNMA	$1,013.4	$1,013.4	$—	$1,365.8	$1,365.8	$—
FNMA	74.6	74.6	—	712.6	712.6	—
FHLMC	55.8	55.8	—	35.9	35.9	—
Total Agency (1)	1,143.8	1,143.8	—	2,114.3	2,114.3	—
Non-agency:
Residential	160.6	160.6	—	83.1	68.0	15.1
Commercial	334.1	334.1	—	276.7	276.7	—
Total Non-agency	494.7	494.7	—	359.8	344.7	15.1

Total mortgage-backed securities	1,638.5	1,638.5	—	2,474.1	2,459.0	15.1
Other asset-backed securities:
Credit card receivables	173.5	151.4	22.1	380.6	380.6	—
Vehicle receivables	265.1	265.1	—	345.6	345.6	—
Other	18.5	18.5	—	22.6	22.6	—
Total other asset-backed securities	457.1	435.0	22.1	748.8	748.8	—
Total mortgage and asset-backed securities	$2,095.6	$2,073.5	$22.1	$3,222.9	$3,207.8	$15.1
(1)  Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities
The security issuance years of White Mountains’ investments in non-agency RMBS and non-agency CMBS securities as of December 31, 2012 are as follows:

		Security Issuance Year
Millions	Fair Value	2003	2006	2007	2009	2010	2011	2012
Non-agency RMBS	$160.6	$2.0	$21.4	$5.9	$1.7	$54.0	$75.6	$—
Non-agency CMBS	334.1	—	8.8	15.6	—	13.4	99.8	196.5
Total	494.7	$2.0	$30.2	$21.5	$1.7	$67.4	$175.4	$196.5

Non-agency Residential Mortgage-backed Securities
The classification of the underlying collateral quality and the tranche levels of White Mountains’ non-agency RMBS securities are as follows as of December 31, 2012:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate (3)
Prime	$160.1	$9.7	$150.4	$—
Non-prime	.5	—	.5	—
Sub-prime	—	—	—	—
Total	$160.6	$9.7	$150.9	$—
(1) At issuance, Super Senior were rated AAA by Standard & Poor’s, Aaa by Moody’s or AAA by Fitch Ratings (“Fitch”) and were senior to other AAA or Aaa bonds.
(2) At issuance, Senior were rated AAA by Standard & Poor’s, Aaa by Moody’s or AAA by Fitch and were senior to non-AAA or non-Aaa bonds.
(3) At issuance, Subordinate were not rated AAA by Standard & Poor’s, Aaa by Moody’s or AAA by Fitch and were junior to AAA or Aaa bonds.

Non-agency Commercial Mortgage-backed Securities
The amount of fixed and floating rate securities and their tranche levels of White Mountains’ non-agency CMBS securities are as follows as of December 31, 2012:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate (3)
Fixed rate CMBS	$311.5	$212.3	$90.4	$8.8
Floating rate CMBS	22.6	15.6	1.4	5.6
Total	$334.1	$227.9	$91.8	$14.4
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

Other long-term investments
White Mountains holds investments in hedge funds and private equity funds, which are included in other long-term investments. The fair value of these investments has been estimated using the net asset value of the funds. At December 31, 2012, White Mountains held investments in 16 hedge funds and 38 private equity funds.  The largest investment in a single fund was $16.0 million at December 31, 2012 and $27.4 million at December 31, 2011. The following table summarizes investments in hedge funds and private equity interests by investment objective and sector at December 31, 2012 and December 31, 2011:

	December 31, 2012		December 31, 2011
Millions	Fair Value	Unfunded Commitments (1)	Fair Value	Unfunded Commitments
Hedge funds
Long/short equity	$60.3	$—	$48.8	$—
Long/short credit & distressed	22.7	—	32.3	—
Long diversified strategies	1.7	—	16.9	—
Long/short equity REIT	16.0	—	14.5	—
Long/short equity activist	13.6	—	12.3	—
Long bank loan	.3	—	.5	—
Total hedge funds	114.6	—	125.3	—

Private equity funds
Multi-sector	23.3	5.4	26.9	8.2
Energy infrastructure & services	36.3	15.6	28.0	9.9
Distressed residential real estate	15.8	—	27.4	—
Real estate	11.6	3.3	9.5	3.3
Private equity secondaries	10.5	3.1	11.3	4.0
International multi-sector, Europe	5.1	5.0	7.8	4.7
Manufacturing/Industrial	9.9	15.1	6.2	—
Healthcare	4.3	5.4	2.3	7.0
International multi-sector, Asia	.4	2.7	3.6	2.6
Insurance	3.0	41.3	3.5	41.3
Aerospace/Defense/Government	2.8	22.2	—	—
Venture capital	2.2	.3	2.4	.5
Total private equity funds	125.2	119.4	128.9	81.5

Total hedge and private equity funds included in other long-term investments	$239.8	$119.4	$254.2	$81.5
(1) White Mountains also has unfunded commitments to a tax advantaged federal affordable housing development fund of $5.3 at December 31, 2012.

Redemption of investments in certain hedge funds is subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions.  Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. The following summarizes the December 31, 2012 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Notice Period
Millions Redemption frequency	30-59 days notice	60-89 days notice	90-119 days notice	120+ days notice	Total
Monthly	—	—	—	6.7	6.7
Quarterly	28.4	29.3	8.7	9.9	76.3
Semi-annual	—	21.8	—	—	21.8
Annual	1.7	—	7.8	0.3	9.8
Total	$30.1	$51.1	$16.5	$16.9	$114.6

Certain of the hedge fund investments in which White Mountains is invested are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund’s underlying investments are liquidated. At December 31, 2012, distributions of $3.3 million were outstanding from these investments. The actual amount of the final distribution remittances remain subject to market fluctuations. The date at which such remittances will be received is not determinable at December 31, 2012.
White Mountains has also submitted redemption requests for certain of its investments in active hedge funds.  At December 31, 2012, redemptions of $1.9 million are outstanding and are subject to market fluctuations. Redemptions are recorded as receivables when approved by the hedge funds and no longer subject to market fluctuations.
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
At December 31, 2012, investments in private equity funds were subject to lock-up periods as follows:

Millions	1-3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private Equity Funds — expected lock-up period remaining	$24.6	$11.7	79.0	$9.9	125.2

Rollforward of Fair Value Measurements by Level
White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturity investments, common equity securities, convertible fixed maturity investments and other long-term investments at December 31, 2012 and 2011 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.
The following tables summarize the changes in White Mountains’ fair value measurements by level for the year ended December 31, 2012 and 2011:

			Level 3 Investments
Millions	Level 1 Investments	Level 2 Investments	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other long-term investments	Total
Balance at January 1, 2012	$1,879.1	$6,088.2	$78.9	$32.3	$—	$268.3	$8,346.8	(1)(2)
Total realized and unrealized gains (losses)	46.8	53.6	8.7	12.4	—	(3.3)	118.2
Foreign currency gains (losses) in OCI and other revenue	8.9	81.9	.8	.2	—	3.7	95.5
Amortization/Accretion	(.8)	(48.0)	(.8)	—	—	—	(49.6)
Purchases	7,266.5	4,927.1	144.4	3.1	—	39.4	12,380.5
Sales	(7,214.8)	(5,937.0)	(99.4)	(10.1)	—	(48.8)	(13,310.1)
Transfers in	—	62.4	22.1	—	—	—	84.5
Transfers out	—	(22.1)	(61.8)	(.6)	—	—	(84.5)
Balance at December 31, 2012	$1,985.7	$5,206.1	$92.9	$37.3	$—	$259.3	$7,581.3	(1)(2)
(1)  Excludes carrying value of $33.0 and $35.0 at January 1, 2012 and December 31, 2012 associated with other long-term investments accounted for using the equity method and $(0.1) at December 31, 2012 related to currency forward contracts.
(2)  Carrying value includes $111.8 and $338.1 at January 1, 2012 and December 31, 2012 that is classified as assets held for sale relating to discontinued operations.

			Level 3 Investments
Millions	Level 1 Investments	Level 2 Investments	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other long-term investments		Total
Balance at January 1, 2011	$1,894.4	$5,477.4	$128.4	$71.2	$—	$330.2	(1)	$7,901.6	(1)
Total realized and unrealized (losses) gains	(1.4)	113.2	(8.1)	(4.7)	—	19.5		118.5
Foreign currency gains (losses) in OCI and other revenue	4.6	(76.1)	(4.4)	1.6	—	(5.0)		(79.3)
Amortization/Accretion	2.3	(54.2)	0.3	—	—	—		(51.6)
Purchases	10,653.6	8,905.6	213.7	19.7	—	58.4		19,851.0
Sales	(10,674.4)	(8,528.7)		(55.5)	—	(134.8)		(19,393.4)
Transfers in	—	269.2	18.2	—	—	—		287.4
Transfers out	—	(18.2)	(269.2)	—	—	—		(287.4)
Balance at December 31, 2011	$1,879.1	$6,088.2	$78.9	$32.3	$—	$268.3	(1)	$8,346.8	(1)(2)
(1) Excludes carrying value of $33.0 and $41.9 at December 31, 2011 and January 1, 2011 associated with other long-term investment limited partnerships accounted for using the equity method.
(2)  Carrying value includes $111.8 that is classified as assets held for sale relating to AutoOne discontinued operations.

Fair Value Measurements — transfers between levels
 During 2012, two fixed maturity securities classified as Level 3 measurements in the prior period was recategorized as Level 2 measurements because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available at December 31, 2012.  These measurements comprise “Transfers out” of Level 3 and “Transfers in” to Level 2 of $61.8 million for the period ended December 31, 2012. For the year-ended December 31, 2012, “Transfers out” of Level 2 and “Transfers in” to Level 3 fixed maturity investments of $22.1 million consists of one asset-backed security for which the estimated fair value was determined using a single broker quote.
At December 31, 2011, ten fixed maturity securities which had been classified as Level 3 measurements at January 1, 2011 were recategorized as Level 2 measurements because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available at December 31, 2011. These measurements comprise “Transfers out” of Level 3 and “Transfers in” to Level 2 of $269.2 million for the period ended December 31, 2011.  One security that was classified as a Level 2 investment at January 1, 2011 was priced with unobservable inputs and represents “Transfers in” of $18.2 million in Level 3 investments.  The fair value of this security was estimated using industry standard pricing models, in which management selected inputs using its best judgment.  The pricing models used by White Mountains use the same valuation methodology for all Level 3 measurements for fixed maturities. The security is considered to be Level 3 because the measurements are not directly observable. At December 31, 2011, the estimated fair value for this security determined using the industry standard pricing models was $1.6 million less than the estimated fair value based upon quoted prices provided by a third party pricing vendor.

Significant Unobservable Inputs
The following summarizes significant unobservable inputs used in estimating the fair value of investment securities classified within Level 3 at December 31, 2012:

($ in Millions)	December 31, 2012
Description	Fair Value	Rating	Valuation Technique(s)	Unobservable Input
Asset-backed securities (1)	$22.1	AA+	Broker pricing	Broker quote
Preferred Stock (1)	$70.8	NR	Discounted cash flow	Discount yield	7.6%
Private equity securities	$36.9	NR	Multiple of GAAP book value	Book value multiple	1.0
(1) As of December 31, 2012 each asset type consists of one security.

NOTE 6. Debt

White Mountains’ debt outstanding as of December 31, 2012 and 2011 consisted of the following:

Millions	December 31, 2012	December 31, 2011
2012 OBH Senior Notes, at face value	$275.0	$—
Unamortized original issue discount	(.3)	—
2012 OBH Senior Notes, carrying value	274.7	—
2003 OBH Senior Notes, at face value	—	269.9
Unamortized original issue discount	—	(.1)
2003 OBH Senior Notes, carrying value	—	269.8
SIG Senior Notes, at face value	400.0	400.0
Unamortized original issue discount	(.6)	(.7)
SIG Senior Notes, carrying value	399.4	399.3
WTM Bank Facility	75.0	—
Old Lyme Note	2.1	2.1
Other debt (1)	—	6.3
Total debt	$751.2	$677.5
(1) Other debt represents debt of Hamer and Bri-Mar, which are no longer consolidated as of October 1, 2012. See Note 16.

A schedule of contractual repayments of White Mountains’ debt as of December 31, 2012, follows:

Millions	December 31, 2012
Due in one year or less	$—
Due in two to three years	75.0
Due in four to five years	402.1
Due after five years	275.0
Total	$752.1

2012 OBH Senior Notes
In November 2012, OneBeacon U.S. Holdings, Inc. (“OBH”), an intermediate holding company of OneBeacon, issued $275 million face value of senior unsecured debt (the "2012 OBH Senior Notes") through a public offering, at an issue price of 99.9% and received $272.9 million of proceeds. The 2012 OBH Senior Notes bear an annual interest rate of 4.6% payable semi-annually in arrears on May 9 and November 9, until maturity on November 9, 2022, and are fully and unconditionally guaranteed as to the payment of principal and interest by OneBeacon Ltd.
OBH incurred $2.8 million in expenses related to the issuance of the 2012 OBH Senior Notes (including $1.8 million in underwriting fees), which have been deferred and are being recognized into interest expense over the life of the 2012 OBH Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the 2012 OBH Senior Notes have an effective yield to maturity of approximately 4.7% per annum.
OBH recorded $1.8 million in interest expense on the 2012 OBH Senior Notes for the year ended December 31, 2012.

2003 OBH Senior Notes
In May 2003, OBH issued $700.0 million face value of senior unsecured debt (the “2003 OBH Senior Notes”) through a public offering, at an issue price of 99.7% and received $693.4 million of proceeds. The 2003 OBH Senior Notes had an annual interest rate of 5.875%, payable semi-annually in arrears on May 15 and November 15, until maturity in May 2013. White Mountains fully and unconditionally guaranteed the payment of principal and interest on the 2003 OBH Senior Notes for a fee equal to 25 basis points per annum on the outstanding principal amount of the 2003 OBH Senior Notes.
OBH incurred $7.3 million in expenses related to the issuance of the 2003 OBH Senior Notes (including $4.5 million in underwriting fees), which were recognized into interest expense over the life of the 2003 OBH Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the 2003 OBH Senior Notes had an effective yield to maturity of approximately 6.0% per annum.  OBH recorded $15.1 million, $20.5 million and $29.5 million in interest expense, inclusive of amortization of issuance costs, on the 2003 OBH Senior Notes for the years ended December 31, 2012, 2011 and 2010.
On June 1, 2010, through a cash tender offer, OBH repurchased and retired $156.4 million aggregate principal amount of 2003 OBH Senior Notes for an aggregate purchase price of $165.4 million, which resulted in a $9.6 million loss, including transaction fees.
In addition to the cash tender offer, during 2010 OBH repurchased and retired $29.7 million of outstanding 2003 OBH Senior Notes for $30.8 million, which resulted in a $1.2 million loss and OBIC purchased $1.1 million of outstanding 2003 OBH Senior Notes for $1.1 million.
On April 6, 2011, through a cash tender offer, OBH purchased and retired $150.0 million aggregate principal amount of 2003 OBH Senior Notes for $161.6 million, which resulted in a $12.0 million loss, including transaction fees.
In December 2012, OBH repurchased the remaining $269.8 million of 2003 OBH Senior Notes for $275.9 million, which resulted in a $6.3 million loss, including transaction fees and the write-off of the remaining $0.2 million in unamortized deferred costs and original issue discount at the time of repurchase, in the year ended December 31, 2012.

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

In anticipation of the issuance of the SIG Senior Notes, SIG entered into an interest rate lock agreement to hedge its interest rate exposure from the date of the agreement until the pricing of the SIG Senior Notes. The agreement was terminated on March 15, 2007 with a loss of $2.4 million, which was recorded in other comprehensive income. The loss is being reclassified from accumulated other comprehensive income over the life of the SIG Senior Notes using the interest method and is included in interest expense. At December 31, 2012, the unamortized balance of the loss remaining in accumulated other comprehensive income was $1.2 million.
Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, including the interest rate lock agreement, the SIG Senior Notes yield an effective rate of approximately 6.5% per annum. White Mountains recorded $26.2 million of interest expense, inclusive of amortization of issuance costs and the interest rate lock agreement, on the SIG Senior Notes for the years ended December 31, 2012, 2011, and 2010.

WTM Bank Facility
On August 12, 2011, White Mountains entered into a revolving credit facility with a total commitment of $375.0 million (the “WTM Bank Facility”) with a syndicate of lenders administered by Bank of America, N.A. that has a maturity date of August 12, 2015. The WTM Bank Facility replaces the previous revolving credit facility which had a total commitment of $475.0 million.  White Mountains recorded $1.7 million, $3.1 million and $1.1 million of interest expense on the WTM Bank Facility for the years ended December 31, 2012, 2011 and 2010.
In December 2012, White Mountains borrowed $150.0 million under the WTM Bank Facility at a blended interest rate of 3.53%. White Mountains repaid $75.0 million in December 2012. As of December 31, 2012, White Mountains had a balance of $75.0 million outstanding under the revolving credit facility, which was fully repaid in January 2013.
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

Old Lyme Note
On December 31, 2011 Sirius Group acquired the runoff loss reserve portfolio of Old Lyme (see Note 2).  As part of the acquisition, Sirius Group entered into a five-year $2.1 million purchase note.  The principal amount of the purchase note is subject to upward adjustments for favorable loss reserve development (up to 50% of $6.0 million) and downward adjustments for any adverse loss reserve development.

Sierra Note
In connection with its acquisition of the Sierra Insurance Group Companies (“Sierra Group”) on March 31, 2004, Sirius Group entered into a $62.0 million purchase note (the “Sierra Note”), $58.0 million of which may be adjusted over its six-year term to reflect favorable or adverse loss reserve development on the acquired reserve portfolio and runoff of remaining policies in force (mainly workers compensation business), as well as certain other balance sheet protections. Since inception the principal of the Sierra Note had been reduced by $29.0 million as a result of adverse development on the acquired reserves and runoff of unearned premium, which includes $5.2 million and $22.8 million of adverse development which occurred during 2008 and 2005 and $1.9 million and $9.1 million of favorable development in 2010 and 2007. Interest accrued on the unpaid balance of the Sierra Note at a rate of 4.0% per annum, compounded quarterly, and was payable at its maturity.
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
The Sierra Note matured on March 31, 2010.  However, the final amount due was in dispute with respect to the amount of loss reserve development.  On September 15, 2010, White Mountains paid Sierra the undisputed amounts owed of $42.8 million on the Sierra Note which consisted of $33.0 million for the principal repayment and $9.8 million for accrued interest.  Berkshire reimbursed White Mountains $36.7 million, which consisted of the $33.0 million principal balance and $3.7 million for accrued interest.
During the fourth quarter of 2011, the dispute was settled through arbitration.  White Mountains paid additional interest accrued on the Sierra Note and recognized $5.5 million of interest expense.

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

Debt Covenants
At December 31, 2012, White Mountains was in compliance with all of the covenants under the WTM Bank Facility, the 2012 OBH Senior Notes and the SIG Senior Notes.

Interest
Total interest expense incurred by White Mountains for its indebtedness was $44.8 million, $55.2 million and $57.3 million in 2012, 2011 and 2010. Total interest paid by White Mountains for its indebtedness was $44.6 million, $59.0 million, and $64.1 million in 2012, 2011 and 2010.

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
The total income tax benefit (expense) for the years ended December 31, 2012, 2011 and 2010 consisted of the following:

	Year Ended December 31,
Millions	2012	2011	2010
Current tax benefit (expense):
U.S. federal	$8.2	$36.3	$52.4
State	(3.4)	(2.4)	(2.2)
Non-U.S.	(5.9)	5.1	(9.1)
Total current tax benefit (expense)	(1.1)	39.0	41.1
Deferred tax benefit (expense):
U.S. federal	(55.5)	(43.7)	(74.3)
State	—	—	—
Non-U.S.	72.3	114.7	3.6
Total deferred tax benefit (expense)	16.8	71.0	(70.7)
Total income tax benefit (expense)	$15.7	$110.0	$(29.6)

Effective Rate Reconciliation
A reconciliation of taxes calculated using the 35% U.S. statutory rate (the tax rate at which the majority of White Mountains’ worldwide operations are taxed) to the income tax (expense) benefit on pre-tax income follows:

	Year Ended December 31,
Millions	2012	2011	2010
Tax (expense) benefit at the U.S. statutory rate	$(92.0)	$(34.3)	$(66.2)
Differences in taxes resulting from:
Tax rate change enacted in Sweden	65.4	—	—
Non-U.S. earnings, net of foreign taxes	43.0	6.2	22.8
Change in valuation allowance	(14.1)	128.2	2.6
Tax rate change enacted in Luxembourg	7.2	1.2	2.8
Purchase of subsidiaries	5.1	—	4.5
Tax exempt interest and dividends	3.1	2.9	2.3
Withholding tax	(2.9)	.2	(.2)
Tax reserve adjustments	(1.3)	4.3	(2.8)
Sale of subsidiaries	—	—	4.2
Other, net	2.2	1.3	.4
Total income tax benefit (expense) on pre-tax income	$15.7	$110.0	$(29.6)

In 2012, new tax legislation was enacted in Sweden, which was effective January 1, 2013, that reduces the corporate tax rate from 26.3% to 22.0%. This resulted in a reduction of $65.4 million in Sirius Group’s deferred tax liabilities in Sweden.
The non-U.S. component of pre-tax income was $250.0 million, $65.4 million and $74.4 million for the years ended December 31, 2012, 2011 and 2010.

Tax Payments and Receipts
Net income tax payments to (receipts from) national governments (primarily the United States) totaled $17.5 million, $12.5 million, and $(47.0) million for the years ended December 31, 2012, 2011 and 2010.

Deferred Tax Inventory
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes.
An outline of the significant components of White Mountains’ deferred tax assets and liabilities follows:

	December 31,
Millions	2012	2011
Deferred income tax assets related to:
Non-U.S. net operating loss carryforwards	$509.5	$503.7
U.S. federal net operating and capital loss carryforwards	165.2	102.7
Loss reserve discount	88.6	114.2
Runoff Transaction	49.3	—
Unearned premiums	45.5	41.2
Incentive compensation	36.8	43.4
Tax credit carryforwards	17.0	13.5
Deferred compensation	10.4	11.4
Pension and benefit accruals	10.3	8.0
Accrued interest	8.0	8.0
Fixed assets	2.8	(.1)
Sale of AutoOne	—	10.4
Other items	7.7	6.4
Total gross deferred income tax assets	951.1	862.8
Less: valuation allowances	(254.0)	(232.6)
Total net deferred income tax assets	697.1	630.2
Deferred income tax liabilities related to:
Safety reserve	326.7	369.6
Net unrealized investment gains	54.2	34.8
Deferred acquisition costs	49.8	48.8
Investment basis difference	21.0	(.9)
Purchase accounting	9.5	.6
Other items	7.6	5.9
Total deferred income tax liabilities	468.8	458.8
Net deferred tax asset	$228.3	$171.4

White Mountains’ deferred tax assets are net of U.S. federal, state, and non-U.S. valuation allowances and, to the extent they relate to non-U.S. jurisdictions, they are shown at year-end exchange rates.

Valuation Allowance
White Mountains records a valuation allowance against deferred tax assets if it becomes more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in income tax expense in the period of change. In determining whether or not a valuation allowance, or change therein, is warranted, White Mountains considers factors such as prior earnings history, expected future earnings, carryback and carryforward periods and strategies that if executed would result in the realization of a deferred tax asset.  It is possible that certain planning strategies or projected earnings in certain subsidiaries may not be feasible to utilize the entire deferred tax asset, which could result in material changes to White Mountains' deferred tax assets and tax expense.

Of the $254.0 million valuation allowance at December 31, 2012, $192.0 million relates to deferred tax assets on net operating losses in Luxembourg subsidiaries (discussed below under “Net Operating Loss and Capital Loss Carryforwards”) and $62.0 million relates to deferred tax assets on U.S. losses and other federal deferred tax benefits.  Of the $232.6 million valuation allowance at December 31, 2011, $225.5 million relates to deferred tax assets on net operating losses in Luxembourg subsidiaries (discussed below under “Net Operating Loss and Capital Loss Carryforwards”) and $6.9 million relates to deferred tax assets on U.S. losses and other federal deferred tax benefits.

Luxembourg
During the fourth quarters of 2012 and 2011, White Mountains recorded net tax benefits of $41.3 million and $129.5 million from the net release of valuation allowances against deferred tax assets in Luxembourg-domiciled subsidiaries.  These companies had built up substantial deferred tax assets due to net operating loss carryforwards (“NOLs”).  The loss carryforwards primarily relate to tax deductible write downs in 2007 and 2008 of investments in U.S. subsidiaries. There were partial valuation allowances on these deferred tax assets in periods prior to the fourth quarter of 2012 and 2011 because the companies did not expect sufficient future taxable income to utilize them.
During the fourth quarter of 2012 and 2011, Sirius Group undertook a series of reorganizations to optimize operational and capital efficiency.  As part of the reorganizations, investments and outstanding internal debt instruments were contributed to Luxembourg-domiciled subsidiaries with net operating loss carryforwards. One of the companies, S.I. Holdings (Luxembourg) S.à r.l., (“SI Holdings”) (formerly OneBeacon Holdings (Luxembourg) S.à r.l.), was acquired from OneBeacon on January 24, 2012.  As the plan for the Sirius Group to acquire SI Holdings and contribute the notes was in place on December 31, 2011, and this was a transaction between entities under common control, White Mountains accounted for the tax effects of the transaction as if it had occurred in 2011. An investment portfolio was contributed to SI Holdings in January 2013, pursuant to a plan in place on December 31, 2012, that will generate income utilizing the deferred tax asset over an extended period of time. The deferred tax assets for the remaining NOLs at the companies are offset by a valuation allowance as no additional taxable income is expected.

United States
During the fourth quarter 2012, White Mountains recorded tax expense of $37.8 million to establish a valuation allowance against deferred tax assets of Guilford Holdings, Inc. and subsidiaries (“Guilford”), as White Mountains management determined that the strategies supporting the deferred tax assets were no longer feasible to utilize the assets.  Guilford consists of service companies that are included in the Other Operations segment.
During the fourth quarter 2012, White Mountains recorded tax expense of $3.9 million to establish a valuation allowance against deferred tax assets related to foreign tax credit carryforwards at Sirius Re Holdings, Inc. and subsidiaries (“SRHI”) that expire in 2016 and 2017. SRHI is no longer expected to generate sufficient taxable income to utilize these credits. SRHI has an additional $4.6 million of foreign tax credits that expire in 2018-2022 that are still expected to be utilized.
During 2012, White Mountains recorded tax expense of $13.7 million to establish valuation allowances against deferred tax assets of BAM and Houston General Insurance Exchange (“Houston General Insurance”) as it is uncertain if these companies will have sufficient taxable income to utilize their deferred tax assets. However, since BAM and Houston General Insurance are mutual insurance companies that are owned by their members, their results do not affect White Mountains’ common shareholders’ equity as they are attributable to non-controlling interests.

Net Operating Loss and Capital Loss Carryforwards
Net operating loss and capital loss carryforwards as of December 31, 2012, the expiration dates and the deferred tax assets thereon are as follows:

	December 31, 2012
Millions	United States	Luxembourg	Sweden	Total
2013	$—	$—	$—	$—
2014-2018	—	—	—	—
2019-2023	20.2	—	—	20.2
2024-2033	467.0	—	—	467.0
No expiration date	—	1,743.6	.1	1,743.7
Total	487.2	1,743.6	.1	2,230.9
Gross deferred tax asset	165.2	509.5	—	674.7
Valuation allowance	(32.3)	(192.0)	—	(224.3)
Net deferred tax asset	$132.9	$317.5	$—	$450.4

White Mountains expects to utilize net operating loss carryforwards in Luxembourg of $1,308.5 million but does not expect to utilize the remainder as they belong to companies that are not expected to have sufficient income in the future.  These losses primarily relate to tax deductible write-downs in 2007 and 2008 of investments in U.S. subsidiaries held by Luxembourg subsidiaries.  Included in the U.S. net operating loss carryforwards are losses of $29.0 million subject to an annual limitation on utilization under Internal Revenue Code Section 382.  At December 31, 2012, there were U.S. foreign tax credit carryforwards available of $10.6 million, which begin to expire in 2016.  As discussed above, a deferred tax valuation allowance of $3.9 million has been established for these credits. At December 31, 2012, there were U.S. low-income housing tax credit carryforwards available of $4.8 million, which begin to expire in 2031.  At December 31, 2012, there were U.S. investment tax credit carryforwards available of $0.2 million, which begin to expire in 2031. Also, at December 31, 2012, there were U.S. alternative minimum tax credit carryforwards of $1.5 million which do not expire.
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

Uncertain Tax Positions
Under ASC 740-10, recognition of the benefit of a given tax position is based upon whether a company determines that it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. In evaluating the more-likely-than-not recognition threshold, White Mountains must presume that the tax position will be subject to examination by a taxing authority with full knowledge of all relevant information. If the recognition threshold is met, then the tax position is measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Millions	Permanent Differences (1)	Temporary Differences (2)	Interest and Penalties (3)	Total
Balance at January 1, 2010	$13.9	$78.7	$4.3	$96.9
Changes in prior year tax positions	.5	(8.5)	1.9	(6.1)
Tax positions taken during the current year	.4	5.0	—	5.4
Lapse in statute of limitations	—	—	—	—
Settlements with tax authorities	(.3)	(.1)	—	(.4)
Balance at December 31, 2010	14.5	75.1	6.2	95.8
Changes in prior year tax positions	(.9)	.1	2.0	1.2
Tax positions taken during the current year	—	(20.4)	—	(20.4)
Lapse in statute of limitations	(3.4)	(5.7)	(1.4)	(10.5)
Settlements with tax authorities	(.6)	—	—	(.6)
Balance at December 31, 2011	9.6	49.1	6.8	65.5
Changes in prior year tax positions	.5	—	1.4	1.9
Tax positions taken during the current year	—	(20.2)	—	(20.2)
Lapse in statute of limitations	—	—	—	—
Settlements with tax authorities	(.4)	—	(.2)	(.6)
Balance at December 31, 2012	$9.7	$28.9	$8.0	$46.6

(1)	Represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate.

(2)	Represents the amount of unrecognized tax benefits that, if recognized would create a temporary difference between the reported amount of an item in the Company’s Consolidated Balance Sheet and its tax basis.

(3)	Net of tax benefit.

If White Mountains determines in the future that its reserves for unrecognized tax benefits on permanent differences and interest and penalties are not needed, the reversal of $17.7 million of such reserves at December 31, 2012 would be recorded as an income tax benefit and would impact the effective tax rate. If White Mountains determines in the future that its reserves for unrecognized tax benefits on temporary differences are not needed, the reversal of $28.9 million of such reserves at December 31, 2012 would not impact the effective tax rate due to deferred tax accounting but would accelerate the payment of cash to the taxing authority. The vast majority of White Mountains’ reserves for unrecognized tax benefits on temporary differences relate to deductions for loss reserves that the timing of the deductions is uncertain.

White Mountains classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. During the years ended December 31, 2012, 2011 and 2010 White Mountains recognized $1.2 million, $0.6 million, $1.9 million in interest (benefit) expense, net of any tax benefit. The balance of accrued interest at December 31, 2012 and 2011 is $8.0 million and $6.8 million, net of any tax benefit.

Tax Examinations
With few exceptions, White Mountains is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2005.
The IRS is conducting an examination of income tax returns for 2005 and 2006 for certain U.S. subsidiaries of OneBeacon.  On January 5, 2011, White Mountains received Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2005 and 2006. The estimated total assessment, including interest and utilization of alternative minimum and foreign tax credit carryovers, is $20.8 million. White Mountains disagrees with the adjustments proposed by the IRS and is defending its position. Although the timing of the resolution of these issues is uncertain, it is reasonably possible that the resolution could occur within the next 12 months.  An estimate of the range of potential outcomes cannot be made at this time. When ultimately settled, White Mountains does not expect the resolution of this examination to result in a material change to its financial position.
On July 28, 2011, the IRS commenced an examination of the income tax returns for 2007, 2008 and 2009 for certain U.S. subsidiaries of OneBeacon.  White Mountains has received proposed adjustments but does not expect the resolution of this examination to result in a material change to its financial position.
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

Note 8. Derivatives

Variable Annuity Reinsurance

White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan.  At December 31, 2012, the total guarantee value was approximately ¥230.0 billion (approximately $2.7 billion at exchange rates on that date).  The collective account values of the underlying variable annuities were approximately 87% of the guarantee value at December 31, 2012. The following table summarizes the pre-tax operating results of WM Life Re for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
Millions	2012	2011	2010
Fees, included in other revenues	$31.8	$32.5	$30.2
Change in fair value of variable annuity liability, included in other revenues	312.8	(156.5)	(223.5)
Change in fair value of derivatives, included in other revenues	(339.0)	92.9	127.0
Foreign exchange, included in other revenues	(30.3)	15.1	21.4
Other investment income and gains (losses)	2.5	(.9)	(.9)
Total revenues	(22.2)	(16.9)	(45.8)
Change in fair value of variable annuity death benefit liabilities, included in general and administrative expenses	14.2	(1.8)	(6.0)
Death benefit claims paid, included in general and administrative expenses	(5.7)	(3.8)	(2.7)
General and administrative expenses	(5.2)	(4.7)	(6.3)
Pre-tax loss	$(18.9)	$(27.2)	$(60.8)

For the years ended December 31, 2011 and 2010 the change in the fair value of the variable annuity liability included $7.2 million, and $47.7 million of losses associated with changes in projected surrender assumptions. There was no change in projected surrender assumptions in 2012.

All of White Mountains’ variable annuity reinsurance liabilities were classified as Level 3 measurements at December 31, 2012.
The following table summarizes the changes in White Mountains’ variable annuity reinsurance liabilities and derivative instruments for the year ended December 31, 2012, 2011 and 2010:

	Variable Annuity (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total (4)
Balance at January 1, 2012	$(768.5)	$247.1	$39.2	$4.1	$290.4
Purchases	—	6.1	—	—	6.1
Realized and unrealized gains (losses)	327.0	(84.0)	(186.9)	(68.1)	(339.0)
Transfers in (out)	—	—	—	—	—
Sales/settlements	—	(28.7)	127.2	42.3	140.8
Balance at December 31, 2012	$(441.5)	$140.5	$(20.5)	$(21.7)	$98.3

	Variable Annuity (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total (4)
Balance at January 1, 2011	$(610.2)	$275.3	$72.2	$—	$347.5
Purchases	—	5.0	—	—	5.0
Realized and unrealized (losses) gains	(158.3)	14.5	67.7	10.7	92.9
Transfers in (out)	—	—	—	—	—
Sales/settlements	—	(47.7)	(100.7)	(6.6)	(155.0)
Balance at December 31, 2011	$(768.5)	$247.1	$39.2	$4.1	$290.4

	Variable Annuity (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total (4)
Balance at January 1, 2010	$(380.7)	$208.5	$23.8	$(38.0)	$194.3
Purchases	—	19.4	—	—	19.4
Realized and unrealized (losses) gains	(229.5)	66.4	80.0	(19.4)	127.0
Transfers in (out)	—	—	—	—	—
Sales/settlements	—	(19.0)	(31.6)	57.4	6.8
Balance at December 31, 2010	$(610.2)	$275.3	$72.2	$—	$347.5
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
(4) In addition to derivative instruments, WM Life Re held cash, short-term and fixed maturity investments of , $393.6, $485.3 and $326.0 at December 31, 2012, 2011 and 2010 posted as collateral to its reinsurance counterparties.

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

The following summarizes quantitative information about significant unobservable inputs associated with the fair value estimates for variable annuity reinsurance liabilities and derivative instruments that have been classified as Level 3 measurements:

	December 31, 2012
($ in Millions) Description	Fair Value	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Variable annuity benefit guarantee liabilities	$441.5	Discounted cash flows	Surrenders
			1 year	0.3%	-	3.0%	0.5%
			2 year	0.2%	-	3.0%	0.4%
			3 and more years	0.1%	-	3.0%	0.4%
			Mortality	0.0%	-	4.8%	0.9%
			Foreign exchange volatilities
			1 year	11.3%	-	12.5%	12.2%
			2 year	10.7%	-	13.2%	12.1%
			3 and more years	10.0%	-	15.4%	13.1%
			Index volatilities
			1 year	13.6%	-	19.3%	14.5%
			2 year	17.5%	-	22.7%	19.2%
			3 and more years	19.9%	-	22.7%	21.8%

Foreign Exchange Options	$76.8	Counterparty valuations, adjusted for unwind quote discount	Adjustment to counterparty valuations	(2.2)%	-	(7.9)%	(3.4)%

Equity Index Options	$63.7	Counterparty valuations, adjusted for unwind quote discount	Adjustment to counterparty valuations	(1.1)%	-	(2.5)%	(1.5)%

The following summarizes realized and unrealized gains (losses) recognized in other revenues for the years ended December 31, 2012, 2011 and 2010 and the carrying values at December 31, 2012 and 2011 by type of instrument:

				Carrying Value
	Year Ended December 31,			December 31,
Millions	2012	2011	2010	2012	2011
Fixed income/interest rate	$(149.5)	$8.9	$17.6	$4.3	$31.1
Foreign exchange	(102.3)	29.5	144.6	51.3	161.3
Equity	(87.2)	54.5	(35.2)	42.7	98.0
Total	$(339.0)	$92.9	$127.0	$98.3	$290.4

WM Life Re enters into both over-the-counter (“OTC”) and exchange traded derivative instruments to economically hedge the liability from the variable annuity benefit guarantee. In the case of OTC derivatives, WM Life Re has exposure to credit risk for amounts that are uncollateralized by counterparties. WM Life Re’s internal risk management guidelines establish net counterparty exposure thresholds that take into account over-the-counter counterparties’ credit ratings. WM Life Re has entered into master netting agreements with certain of its OTC counterparties whereby the collateral provided (held) is calculated on a net basis. Collateral held consists of money-market instruments, carried at amortized cost, which approximates fair value.  The OTC derivative contracts are subject to restrictions on liquidation of the instruments and distribution of proceeds under collateral agreements.

The following summarizes the value of collateral provided (held) by WM Life Re and net exposure on OTC derivative instruments recorded within other assets:

Millions	December 31, 2012	December 31, 2011
OTC derivative instruments (1)	$123.5	$295.4
Collateral held	(30.6)	(73.2)
Collateral provided	119.3	83.0
Net exposure on fair value of OTC instruments	$212.2	$305.2
(1)Value of OTC derivative instruments as of December 31, 2012 and 2011 excludes adjustments for counterparty credit risk of $(3.6) and $(9.1) included in fair value under GAAP.

The following table summarizes uncollateralized amounts due under WM Life Re’s OTC derivative contracts as of December 31, 2012 by counterparty:

Millions	Uncollateralized balance as of December 31, 2012	Standard & Poor’s Rating (1)
Citigroup (2)	$54.9	A
Bank of America	49.6	A
Royal Bank of Scotland	34.5	A
JP Morgan Chase (2)	30.9	A+
Nomura (2)	26.9	BBB+
Barclays	12.3	A+
Goldman Sachs	3.1	A-
Total	$212.2

(1)
Standard & Poor’s ratings as detailed above are:  “A+” (Strong, which is the fifth highest of twenty-one creditworthiness ratings),“A” (which is the sixth highest of twenty-one creditworthiness ratings), “A-” (which is the seventh highest of twenty-one creditworthiness ratings), and BBB+ (which is the eighth highest of twenty-one creditworthiness ratings).

(2)	Collateral provided (held) calculated under master netting agreement.

In addition, WM Life Re held cash and short-term investments posted as collateral to its variable annuity reinsurance counterparty. The total collateral comprises the following:

	Year Ended December 31,
Millions	2012	2011
Cash	$249.8	$453.5
Short-term investments	5.1	.6
Fixed maturity investments	138.7	31.2
Total	$393.6	$485.3

Forward Contracts

White Mountains is exposed to foreign currency risk related to Sirius International as its functional currency is the Swedish krona (SEK). In addition, Sirius International holds net assets denominated in euros (EUR), British pound sterling (GBP), and U.S. Dollars (USD). Beginning in September 2012, White Mountains entered into forward contracts through a twelve month trial program with a third-party currency specialist manager to determine whether purchasing external forward currency contracts would improve the management of foreign currency exposure at Sirius Group. White Mountains monitors its exposure to foreign currency and adjusts its forward positions within the risk guidelines and ranges established by senior management for each currency, as necessary. While White Mountains actively manages its forward positions, mismatches between movements in foreign currency rates and its forward contracts may result in currency positions being outside the pre-defined ranges and/or foreign currency losses. At December 31, 2012, White Mountains held approximately $31.2 million (SEK 202.8 million) total gross notional value of foreign currency forward contracts.
All of White Mountains’ forward contracts are traded over-the-counter. The fair value of the contracts has been estimated using OTC quotes for similar instruments and accordingly, the measurements have been classified as Level 2 measurements at December 31, 2012.
The following tables summarize the changes in White Mountains’ forward contracts for the year ended December 31, 2012:

Millions	Year ended December 31, 2012
Beginning of period	$—
Purchases	—
Realized and unrealized gains(losses)	(.3)
Sales/settlements	.2
End of period	$(.1)

The following summarizes realized and unrealized derivative gains (losses) recognized in net realized and unrealized investment gains and the carrying values, included in other long-term investments, at December 31, 2012 by type of currency:

	December 31, 2012
Millions	Gains (Losses)	Carrying Value
USD	$(.2)	$—
SEK	—	—
EUR	(.1)	(.1)
GBP	—	—
Currency Translation	—	—
Total	$(.3)	$(.1)

White Mountains does not hold or provide any collateral for the forward contracts.  The following table summarizes the notional amounts and the uncollateralized balances associated with forward currency contracts by counterparty:

	December 31, 2012
Millions	Notional amount	Uncollateralized Balance	S&P Rating (1)
Deutsche Bank	$11.1	$—	A+
Barclays Bank London	7.7	(.1)	A+
HSBC Bank plc	10.1	—	AA-
JP Morgan	1.9	—	A+
Goldman Sachs	.4	—	A-
Total	$31.2	$(.1)
(1) Standard & Poor’s (“S&P”) ratings as detailed above are: “AA-” (Very Strong, which is the sixth highest of twenty-one creditworthiness ratings), “A+” (Strong, which is the seventh highest of twenty-one creditworthiness ratings) and “A” (Strong, which is the eighth highest of twenty-one creditworthiness ratings).

NOTE 9. Earnings Per Share

Basic earnings per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities. Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding. The following table outlines the Company’s computation of earnings per share for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Basic and diluted earnings per share numerators (in millions):
Net income attributable to White Mountains’ common shareholders	$322.4	$146.3	$116.6
Allocation of income for participating unvested restricted common shares	(4.3)	(1.2)	(1.3)
Dividends declared on participating restricted common shares (1)	(.1)	(.1)	(.1)
Total allocation to restricted common shares	(4.4)	(1.3)	(1.4)
Net income attributable to White Mountains’ common shareholders, net of restricted share amounts	$318.0	$145.0	$115.2
Undistributed net earnings:
Net income attributable to White Mountains’ common shareholders, net of restricted common share amounts	$318.0	$145.0	$115.2
Dividends declared net of restricted common share amounts (1)	(6.5)	(7.9)	(8.7)
Total undistributed net earnings, net of restricted common share amounts	$311.5	$137.1	$106.5
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	6,799.8	7,881.0	8,548.4
Average unvested restricted common shares (2)	(91.1)	(69.4)	(97.3)
Basic earnings per share denominator	6,708.7	7,811.6	8,451.1
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	6,799.8	7,881.0	8,548.4
Average unvested restricted common shares (2)	(91.1)	(69.4)	(97.3)
Average outstanding dilutive options to acquire common shares (3)	—	—	.5
Diluted earnings per share denominator	6,708.7	7,811.6	8,451.6
Basic earnings per share (in dollars):
Net income attributable to White Mountains’ common shareholders	$47.41	$18.56	$13.63
Dividends declared and paid	(1.00)	(1.00)	(1.00)
Undistributed earnings	$46.41	$17.56	$12.63
Diluted earnings per share (in dollars)
Net income attributable to White Mountains’ common shareholders	$47.41	$18.56	$13.63
Dividends declared and paid	(1.00)	(1.00)	(1.00)
Undistributed earnings	$46.41	$17.56	$12.63

(1)	Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.

(2)	Restricted common shares outstanding vest either in equal annual installments or upon a stated date (see Note 11).

(3)
The diluted earnings per share denominator for the year ended December 31, 2010 includes 1,200 common shares issuable upon exercise of incentive options at an average strike price of $189.31 per common share. The non-qualified options were not included in the diluted earnings per share denominator for any of the periods presented as their inclusion would be anti-dilutive.

NOTE 10. Retirement and Postretirement Plans

OneBeacon sponsors qualified and non-qualified, non-contributory, defined benefit pension plans covering substantially all employees who were employed as of December 31, 2001, as well as former employees and retirees that had met the eligibility requirements. Current plans include the OneBeacon qualified pension plan (the “Qualified Plan”) and the OneBeacon non-qualified pension plan (the “Non-qualified Plan”) (collectively the “Plans”). The Plans were frozen and curtailed in 2002 and, as a result, the projected benefit obligation is equal to the accumulated benefit obligation.
The benefits for the Plans are based primarily on years of service and employees’ compensation through December 31, 2002. OneBeacon’s funding policy is consistent with the funding requirements of U.S. federal laws and regulations.
The following tables set forth the obligations and funded status, assumptions, plan assets and cash flows associated with the various pension plans at December 31, 2012 and 2011:

	Pension Benefits
Millions	2012	2011
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$113.0	$110.2
Service cost	.7	.8
Interest cost	4.7	5.2
Settlement gain	(.7)	(.6)
Special termination benefit cost	.6	.8
Assumption changes	11.2	7.7
Actuarial (gain) loss	(.2)	(.3)
Benefits and expenses paid with plan assets, net of participant contributions	(7.5)	(8.4)
Benefits paid directly by OneBeacon	(2.3)	(2.4)
Projected benefit obligation at end of year	$119.5	$113.0
Change in plan assets:
Fair value of plan assets at beginning of year	$120.8	$133.0
Actual return on plan assets	11.4	(3.8)
Benefits and expenses paid, net of participant contributions	(7.5)	(8.4)
Fair value of plan assets at end of year	$124.7	$120.8
Funded status at end of year	$5.2	$7.8

The funded status of the consolidated pension plans at December 31, 2012 was $5.2 million, which represents an over-funding of $32.8 million related to the Qualified Plan and an under-funding of $27.6 million related to the Non-qualified Plan. The Non-qualified Plan, which is unfunded, does not hold any assets. OneBeacon has set aside $13.4 million in an irrevocable rabbi trust for the benefit of Non-qualified Plan participants. In accordance with GAAP, the assets held in the rabbi trust are not reflected in the funded status of the consolidated pension plans as presented.
Amounts recognized in the financial statements as of December 31, 2012 and 2011 consist of:

	December 31,
Millions	2012	2011
Net assets of the Qualified Plan recorded in other assets	$32.8	$34.3
Net liabilities of the Non-qualified Plan recorded in other liabilities	(27.6)	(26.5)
Net amount accrued in the financial statements	$5.2	$7.8

Information for the Non-qualified Plan, which had accumulated benefit obligations in excess of plan assets, was as follows:

	December 31,
Millions	2012	2011
Projected benefit obligation	$27.6	$26.5
Accumulated benefit obligation	$27.6	$26.5
Fair value of plan assets	$—	$—

Information for the Qualified Plan, which had accumulated benefit obligations less than plan assets, was as follows:

	December 31,
Millions	2012	2011
Projected benefit obligation	$91.9	$86.5
Accumulated benefit obligation	$91.9	$86.5
Fair value of plan net assets (1)	$124.7	$120.8

(1)	Includes receivables related to securities sold, interest and dividends as well as payables related to securities purchased.

The amounts recognized in accumulated other comprehensive income (loss) on a pre-tax basis and before non-controlling interest for the years ended December 31, 2012 and 2011 were as follows:

	December 31,
Millions	2012	2011
Accumulated other comprehensive (loss) income beginning balance	$(16.7)	$.5
Increase (decrease) in accumulated other comprehensive income (loss):
Amortization of net actuarial losses recognized during the year	.8	.5
Net actuarial losses occurring during the year (1)	(5.9)	(18.2)
Other adjustments	.6	.5
Accumulated other comprehensive loss ending balance	$(21.2)	$(16.7)

(1)
Net actuarial losses resulted from a decrease in investment returns on plan assets in the year ended December 31, 2011 and changes in assumptions in estimating the projected benefit obligation in the years ended December 31, 2012 and 2011.

During 2012, OneBeacon expects $0.9 million will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost. The components of net periodic benefit cost for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
Millions	2012	2011	2010
Service cost	$.7	$.8	$.8
Interest cost	4.7	5.2	6.0
Expected return on plan assets	(6.9)	(7.6)	(7.3)
Amortization of unrecognized loss	$.8	$.5	$.6
Net periodic pension (income) cost before settlements, curtailments and special termination benefits	$(.7)	$(1.1)	$.1
Settlement gain (loss)	.6	.5	(.1)
Special termination benefits expense (1)	.6	.8	1.9
Total net periodic benefit cost	$.5	$.2	$1.9

(1)	Special termination benefits represent additional payments made from the Qualified Plan to certain vested participants when their employment was terminated due to a reduction in force.

Assumptions
The weighted average discount rate assumptions used to determine benefit obligations was 3.64% and 4.38% at December 31, 2012 and 2011. The weighted average assumptions used to determine net periodic benefit cost included a 4.38% discount rate and 5.75% expected long-term rate of return on plan assets for the year ended December 31, 2012.  The weighted average assumptions used to determine net periodic benefit cost included a 4.94% discount rate and 5.75% expected long-term rate of return on plan assets for the year ended December 31, 2011.
OneBeacon’s discount rate assumptions used to account for the Plans reflect the rates at which the benefit obligations could be effectively settled. For 2012 and 2011, in addition to consideration of published yields for high quality long-term corporate bonds, U.S. Treasuries and insurance company annuity contract pricing, consideration was given to a cash flow matching analysis.
OneBeacon performed an analysis of expected long-term rates of return based on the allocation of its Qualified Plan assets at December 31, 2012 and 2011 to develop expected rates of return for 2012 and 2011 for each significant asset class or economic indicator. A range of returns was developed based both on forecasts and on broad market historical benchmarks for expected return, correlation, and volatility for each asset class.

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
The fair value of the Qualified Plan’s assets and their related inputs at December 31, 2012 by asset category were as follows:

	December 31, 2012				December 31, 2011
Millions	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturity investments	$1.9	$—	$1.9	$—	$2.4	$—	$2.4	$—
Common equity securities	79.5	79.5	—	—	72.2	72.2	—	—
Convertible fixed maturities	34.5	—	34.5	—	42.8	—	42.8	—
Cash and short-term investments	8.1	8.1	—	—	3.1	3.1	—	—
Total	$124.0	$87.6	$36.4	$—	$120.5	$75.3	$45.2	$—

There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2012 or 2011.
The Qualified Plan’s asset allocations at December 31, 2012 and 2011, by asset category were as follows:

	Plan Assets at December 31,
Asset Category	2012	2011
Fixed maturity investments	1.5%	2.0%
Common equity securities	64.2%	59.9%
Convertible fixed maturities	27.8%	35.5%
Cash and short-term investments	6.5%	2.6%
Total	100.0%	100.0%

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

Cash Flows
OneBeacon does not expect to make a contribution to its Qualified Plan in 2013. OneBeacon anticipates contributing $2.4 million to the Non-qualified Plan, for which OneBeacon has assets held in a rabbi trust.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Millions	Expected Benefit Payments
2013	$5.2
2014	5.5
2015	5.8
2016	6.0
2017	6.2
2018-2022	35.0

Other Benefit Plans
OneBeacon sponsors an employee savings plan (defined contribution plan) covering the majority of its employees. The contributory plan provides qualifying employees with matching contributions of 50% up to the first six percent of salary (subject to U.S. federal limits on allowable contributions in a given year). Total expense for the plan was $2.8 million, $3.0 million and $3.8 million in 2012, 2011 and 2010.
OneBeacon’s employee stock ownership plan (“ESOP”) provides all of its participants with an annual base contribution in common shares equal to 3% of their salary, up to the applicable Social Security wage base ($110,100 for 2012). Additionally, those participants not otherwise eligible to receive certain other OneBeacon benefits can earn a variable contribution of up to 6% of their salary, subject to the applicable IRS annual covered compensation limits ($250,000 for 2012) and contingent upon OneBeacon’s performance.  In April 2007, the ESOP was merged into the 401(k) Plan to form the OneBeacon 401(k) Savings and ESOP Plan (“KSOP”). White Mountains recorded $4.8 million, $6.3 million and $3.0 million in compensation expense to pay benefits and allocate common shares to participant’s accounts for the years ended 2012, 2011 and 2010.
OneBeacon had a post-employment benefit liability, which primarily relates to disability coverage for former employees, of $7.1 million and $6.7 million at December 31, 2012 and 2011.
Sirius Group sponsors an employee savings plan (defined contribution plan) covering the majority of its U.S. employees. The contributory plan provides qualifying employees with matching contributions of 100% up to the first two percent and 50% of the next four percent of salary (subject to U.S. federal limits on allowable contributions in a given year). Total expense for the plan was $1.0 million, $1.1 million and $1.0 million in 2012, 2011 and 2010.
Sirius Group provides all of its participants with a variable contribution up to 7% of their salary, contingent upon Sirius Group’s performance.
Sirius Group funds other governmental pension plans and other employee savings plans in various countries for its global employees. The expense for those plans totaled $7.5 million, $9.6 million and $8.1 million in 2012, 2011 and 2010.

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

Incentive Compensation Plans
White Mountains’ Long-Term Incentive Plan (the “WTM Incentive Plan”) provides for grants of various types of share-based and non share-based incentive awards to key employees and service providers of White Mountains. The WTM Incentive Plan was adopted by the Board, was approved by the Company’s sole shareholder in 1985 and was subsequently amended by its shareholders in 1995, 2001, 2003, 2005 and 2010. Share-based incentive awards that may be granted under the plan include performance shares, restricted shares, performance units, incentive stock options and non-qualified stock options (“Non-Qualified Options”). Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Awards generally vest at the end of a three-year period, are subject to the attainment of pre-specified performance goals, and are valued based on the market value of common shares at the time awards are paid. Performance shares earned under the WTM Incentive Plan are typically paid in cash but may be paid in common shares or by deferral into certain non-qualified compensation plans of White Mountains. Compensation expense is recognized on a pro rata basis over the vesting period of the awards.
The OneBeacon Long-Term Incentive Plan (the “OneBeacon Incentive Plan”) provides for grants to key employees of OneBeacon Ltd various types of share-based incentive awards, including performance shares, restricted shares, restricted stock units and Non-Qualified Options.
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
White Mountains offers certain types of share-based compensation under qualified retirement plans. The defined contribution plans of OneBeacon and Sirius Group (the “401(k) Plans”) offer its participants the ability to invest their balances in several different investment options, including the Company’s or OneBeacon’s common shares. OneBeacon’s employee stock ownership plan (“ESOP”) is a OneBeacon-funded benefit plan that provides all of its participants with an annual base contribution in common shares equal to 3% of their salary, up to the applicable Social Security wage base ($110,100 for 2012). Additionally, those participants not otherwise eligible to receive certain other OneBeacon benefits can earn a variable contribution of up to 6% of their salary, subject to the applicable IRS annual covered compensation limits ($250,000 for 2012) and contingent upon OneBeacon’s performance.  In April 2007, the ESOP was merged into the 401(k) Plan to form the OneBeacon 401(k) Savings and ESOP Plan (“KSOP”).  Sirius Group’s profit sharing plan is a Sirius Group-funded benefit plan that provides all of its participants with a variable contribution up to 7% of their salary, contingent upon Sirius Group’s performance.

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

The following summarizes performance share activity for the years ended December 31, 2012, 2011 and 2010 for performance shares granted under the WTM Incentive Plan and the WTM Phantom Share Plan:

	Year Ended December 31,
	2012		2011		2010
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	150,064	$66.1	163,184	$29.4	172,454	$12.2
Shares paid or expired (1)	(68,357)	(58.3)	(51,131)	—	(49,127)	—
New grants	38,432	—	37,675	—	47,880	—
Assumed forfeitures and cancellations (2)	(782)	.6	336	(.9)	(8,023)	(.7)
Expense recognized	—	21.0	—	37.6	—	17.9
Ending December 31,	119,357	$29.4	150,064	$66.1	163,184	$29.4

(1)
WTM performance share payments in 2012 for the 2009-2011 performance cycle ranged from 147% to 155% of target. At December 31, 2012, White Mountains paid $9.9 as a partial payment for the 2010-2012 performance cycle. There were no payments made in 2011 and 2010 for the 2008-2010 and 2007-2009 performance cycles; those performance shares did not meet the threshold performance goals and expired.

(2)	Amounts include changes in assumed forfeitures, as required under GAAP.

For the 2009-2011 performance cycle, the Company issued common shares for 9,577 performance shares earned and all other performance shares earned were settled in cash.
If all outstanding performance shares had vested on December 31, 2012, the total additional compensation cost to be recognized would have been $21.1 million, based on accrual factors at December 31, 2012 (common share price and payout assumptions).

Performance shares granted under the WTM Incentive Plan
The following table summarizes performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan at December 31, 2012 for each performance cycle:

Millions, except share amounts	Target WTM Performance Shares Outstanding	Accrued Expense
Performance cycle:
2012 – 2014	37,977	$7.6
2011 – 2013	37,130	12.7
2010 – 2012	42,320	7.3
Sub-total	117,427	27.6
Assumed forfeitures	(2,935)	(.8)
Total at December 31, 2012	114,492	$26.8

The targeted performance goal for full payment of outstanding performance shares granted under the WTM Incentive Plan to non-investment personnel for the 2012-2014 performance cycles is an 8% growth in intrinsic business value per share. Growth of 2% or less would result in no payout and growth of 14% or more would result in a payout of 200%.
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
For investment personnel, the targeted performance goal for full payment of outstanding performance shares granted under the WTM Incentive Plan is based one-third on growth in intrinsic business value per share (as described above), one-third on achieving a total return on invested assets as measured against metrics based on U.S. Treasury Note returns and one-third on achieving a total return on invested assets as measured against metrics based on the Barclays U.S. Intermediate Aggregate Index returns.

For Prospector Partners, the targeted performance goal for full payment of outstanding performance shares granted under the WTM Incentive Plan is based equally on growth in intrinsic business value per share (as described above) and achieving a total return on invested assets as measured against metrics based on U.S. Treasury Note returns.

Phantom Performance Shares granted under the WTM Phantom Share Plan
The following summarizes phantom performance shares outstanding and accrued expense for awards made under the WTM Phantom Share Plan at December 31, 2012 for each performance cycle:

Millions, except share amounts	Target WTM Phantom Performance Shares Outstanding	Accrued Expense
Performance cycle:
2012 – 2014 (1)	—	$—
2011 – 2013 (1)	—	—
2010 – 2012	4,990	2.6
Sub-total	4,990	2.6
Assumed forfeitures	(125)	—
Total at December 31, 2012	4,865	$2.6
(1)  All performance shares for the 2011–2013 and 2012–2014 performance cycles were granted from the WTM Incentive Plan.

The performance goals for full payment of performance shares issued under the WTM Phantom Share Plan are identical to those of the WTM Incentive Plan.

Restricted Shares
The following outlines the unrecognized compensation cost associated with the outstanding restricted share awards under the WTM Incentive Plan for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012		2011		2010
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	72,000	$13.3	46,250	$14.1	91,900	$23.7
Issued	32,160	15.7	27,250	9.9	19,750	6.7
Vested	(32,945)	—	(1,500)	—	(65,150)	—
Forfeited	(1,305)	(.2)	—	—	(250)	(.1)
Modified (1)	—	—	—	—	—	(3.3)
Expense recognized	—	(12.0)	—	(10.7)	—	(12.9)
Non-vested at December 31,	69,910	$16.8	72,000	$13.3	46,250	$14.1

(1)
During the first quarter of 2007, White Mountains issued 15,000 restricted shares to the Company’s Chairman and CEO in connection with his hiring that would vest in the event of a change in control of the Company before January 20, 2012.  During 2010, the Compensation Committee modified the vesting terms so that the 15,000 restricted shares time vest in three equal annual installments beginning on January 20, 2013. During 2012, the Compensation Committee accelerated the vesting date of the first installment from January 20, 2013 to December 31, 2012.

During the third quarter of 2012, White Mountains issued 2,500 restricted shares that vest on January 1, 2015 and 1,200 restricted shares that vest on July 16, 2015. During the first quarter of 2012, White Mountains issued 25,460 restricted shares that vest on January 1, 2015 and 3,000 restricted shares that vest in two equal annual installments beginning in February 2014.  During the second quarter of 2011, White Mountains issued 250 restricted shares that vest on January 1, 2014. During the first quarter of 2011, White Mountains issued 27,000 restricted shares that vest on January 1, 2014.  During the first quarter of 2010, White Mountains issued 19,750 restricted shares that vested on December 31, 2012. The unrecognized compensation cost associated with outstanding restricted share awards at December 31, 2012 is expected to be recognized ratably over the remaining vesting periods.

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
For the years ended December 31, 2011 and 2010 White Mountains recognized a total of $0.1 million and $11.9 million of expense related to amortizing the Non-Qualified Options.

Share-Based Compensation Based on OneBeacon Ltd. Common Shares

OneBeacon Performance Shares
The following summarizes activity for the years ended December 31, 2012, 2011 and 2010 for OneBeacon performance shares granted under the OneBeacon Incentive Plan:

	Year Ended December 31,
	2012		2011		2010
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	642,667	$9.7	1,464,295	$18.5	2,224,215	$15.1
Payments and deferrals (1)(2)	(258,901)	(7.7)	(936,150)	(10.5)	(889,594)	(4.6)
New awards	181,290	—	194,900	—	270,691	—
Forfeitures and cancellations (3)	(1,866)	—	(80,378)	(.5)	(141,017)	(2.2)
Expense recognized	—	(.8)	—	2.2	—	10.2
End of period	563,190	$1.2	642,667	$9.7	1,464,295	$18.5
(1) OneBeacon performance share payments in 2012 for the 2009-2011 performance cycle were at 138.6% of target. OneBeacon performance shares payments in 2011 for the 2008-2010 performance cycle were at 68.5% of target. OneBeacon performance share payments in 2010 for the 2007-2009 performance cycle were at 14.2% of target. Amounts include deposits into OneBeacon’s deferred compensation plan.
(2) OneBeacon performance share payments in 2010 also include accelerated payments resulting from the OneBeacon Personal Lines and Commercial Lines Transactions to employees of those businesses. The accelerated OneBeacon performance shares payments for the 2009-2011 and 2010-2012 performance cycles were on a pro rata basis and at a performance factor of 100%.
(3) Amounts include changes in assumed forfeitures, as required under GAAP.

The following summarizes OneBeacon performance shares outstanding awarded under the OneBeacon Incentive Plan at December 31, 2012 for each performance cycle:

Millions, except share amounts	Target OneBeacon Performance Shares Outstanding	Accrued Expense
Performance cycle:
2012 – 2014	181,290	$.9
2011 – 2013	151,563.3
2010 – 2012	238,658	—
Sub-total	571,511	1.2
Assumed forfeitures	(8,321)	—
Total at December 31, 2012	563,190	$1.2

If the outstanding OneBeacon performance shares had been vested on December 31, 2012, the total additional compensation cost to be recognized would have been $1.9 million, based on December 31, 2012 accrual factors (common share price and payout assumptions).
The targeted performance goal for full payment of the outstanding OneBeacon performance shares granted during 2012 is growth in intrinsic business value per share of 10%. At a growth in intrinsic business value per share of 3% or less, no performance shares would be earned and at a growth in intrinsic business value per share of 17% or more, 200% of performance shares would be earned.
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

The following table summarizes option activity for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
	2012		2011		2010
Millions	Target Outstanding Options	Expense Recognized	Target Outstanding Options	Expense Recognized	Target Outstanding Options	Expense Recognized
Beginning of period	740,870	$—	768,652	$—	1,015,610	$—
New awards	—	—	—	—	—	—
Forfeitures	—	—	(27,782)	—	(37,044)	—
Vested and expired (1)	(740,870)	—	—	—	(209,914)	—
Exercised	—	—	—	—	—	—
Expense recognized	—	—	—	.5	—	.9
End of period	—	$—	740,870	$.5	768,652	$.9

(1)
During the year ended December 31, 2010, as a result of the Commercial Lines Transaction and Personal Lines Transaction, 209,914 options vested that were unexercised and expired. All remaining options expired in May 2012.

OneBeacon Restricted Shares
The following table summarizes the unrecognized compensation cost associated with the outstanding OneBeacon restricted stock awards for the years ended December 31, 2012 and 2011.

	Year ended December 31,
	2012		2011
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	630,000	$7.7	—	$—
Issued	300,000	4.5	630,000	8.6
Vested	(667)	—	—	—
Forfeited	(2,333)	—	—	—
Expense recognized	—	(2.6)	—	(.9)
End of period	927,000	$9.6	630,000	$7.7

On March 1, 2012, OneBeacon issued 300,000 restricted shares to key employees that vest in two equal installments on February 28, 2014 and 2015. On May 25, 2011, OneBeacon issued 630,000 restricted shares to its CEO that vest four equal annual installments beginning on February 22, 2014, 2015, 2016 and 2017.  Concurrently with the grant of the restricted shares, 35,000 OneBeacon performance shares issued to OneBeacon’s CEO for the 2011-2013 performance share cycle were forfeited and performance share awards to OneBeacon’s CEO for the subsequent 5 years have been or will also be reduced by 35,000 shares.  The restricted shares contain dividend participation features, and therefore, are considered participating securities.  The unrecognized compensation cost associated with outstanding restricted share awards at December 31, 2012 is expected to be recognized ratably over the remaining vesting periods.

Restricted Stock Units
The Non-Qualified Options granted by OneBeacon Ltd., in connection with its initial public offering, did not include a mechanism in the options to reflect the contribution to total return from the regular quarterly dividend.  As a result, during the first quarter of 2008, OneBeacon granted 116,270 Restricted Stock Units (“RSUs”) to actively employed option holders.  The RSUs were scheduled to vest in three equal installments on each of November 9, 2009, 2010 and 2011 subject to, for each vesting tranche of units, the attainment of 4% growth in OneBeacon’s book value per share from January 1, 2008 through the end of the calendar year immediately following the applicable vesting date.
Consistent with the terms of the RSU plan, all of the tranches of RSUs vested and were deferred into a OneBeacon non-qualified deferred compensation plan that was paid out in May 2012.
The expense associated with the RSUs was recognized ratably over the vesting period.  For the years ended December 31, 2011 and 2010, OneBeacon recognized expense of $0.1 million and $0.5 million.

Share-based Compensation Under Qualified Retirement Plans

Contributions to the KSOP with respect to the years ended 2012, 2011 and 2010 were made with either the Company’s or OneBeacon Ltd.’s common shares, dependent on the employer.  The variable contribution amounts for eligible participants of the KSOP constituted approximately 3%, 2% and 1% of salary for the years ended 2012, 2011 and 2010. White Mountains recorded $4.8 million, $6.3 million and $3.0 million in compensation expense to pay benefits and allocate common shares to participant’s accounts for the years ended 2012, 2011 and 2010. As of December 31, 2012 and 2011, the plans owned 3% or less of either of the Company’s or OneBeacon Ltd.’s total common shares outstanding.  All White Mountains common shares held by the KSOP are considered outstanding for earnings (loss) per share computations.

NOTE 12. Common Shareholders’ Equity

Common Shares Repurchased and Retired
In 2006, White Mountains’ Board of Directors authorized the Company to repurchase up to 1,000,000 of its common shares, from time to time, subject to market conditions.  In 2010 and 2012, White Mountains' board of directors authorized the Company to repurchase an additional 600,000 and 1,000,000, respectively, of its common shares, for a total authorization of 2,600,000 shares. Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorizations do not have a stated expiration date. As of December 31, 2012, White Mountains may repurchase an additional 685,496 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its board of directors.
During 2012, the Company repurchased 1,329,640 common shares for $669.1 million at an average share price of $503, which were comprised of (1) 502,801 common shares repurchased under the board authorization for $256.0 million at an average share price of $508; (2) 816,829 common shares repurchased through a fixed-price tender offer for $408.6 million at a share price of $500; and (3) 10,010 common shares repurchased to satisfy employee income tax withholding, pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not fall under the board authorizations referred to above.
During 2011, the Company repurchased 646,502 common shares for $253.0 million at an average share price of $390, which were comprised of (1) 313,967 common shares repurchased under the board authorization for $114.0 million at an average share price of $364; (2) 332,346 common shares repurchased through two “modified Dutch auction” self-tender offers for $138.8 million at an average share price of $418; and (3) 189 common shares repurchased to satisfy employee income tax withholdings, pursuant to employee benefit plans.
During 2010, White Mountains repurchased a total of 687,871 of its common shares for $225.5 million at an average share price of $328, which were comprised of (1) 677,125 common shares repurchased under the board authorization for $222.0 million at an average share price of $264; and (2) 10,746, common shares repurchased to satisfy employee income tax withholdings, pursuant to employee benefit plans.

Common Shares Issued
During 2012, the Company issued a total of 44,054 common shares, which consisted of 32,160 restricted shares issued to key management personnel and 1,617 shares issued to directors of the Company. During 2011, the Company issued a total of 29,432 common shares, which consisted of 27,250 restricted shares issued to key management personnel and 2,182 shares issued to directors of the Company. During 2010, the Company issued a total of 23,050 common shares, which consisted of 2,400 shares issued in satisfaction of options exercised, 19,750 restricted shares issued to key management personnel and 900 shares issued to directors of the Company.

Dividends on Common Shares
For the years ended December 31, 2012, 2011 and 2010, the Company declared and paid cash dividends totaling $6.6 million, $8.0 million, and $8.8 million (or $1.00 per common share).

NOTE 13. Statutory Capital and Surplus

White Mountains’ insurance and reinsurance operations are subject to regulation and supervision in each of the jurisdictions where they are domiciled and licensed to conduct business. Generally, regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid loss and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders.  In addition, the NAIC uses risk-based capital (“RBC”) standards for property and casualty insurers as a means of monitoring certain aspects affecting the overall financial condition of insurance companies. At December 31, 2012, White Mountains’ active insurance and reinsurance operating subsidiaries exceeded their respective RBC requirements.
OneBeacon’s consolidated combined policyholders’ surplus of its insurance operating subsidiaries as reported to regulatory authorities as of December 31, 2012 and 2011 was $0.9 billion and $1.0 billion. OneBeacon’s consolidated combined statutory net income for the years ended December 31, 2012, 2011 and 2010 was $82.0 million, $119.6 million and $257.2 million. The principal differences between OneBeacon’s combined statutory amounts and the amounts reported in accordance with GAAP include deferred acquisition costs, deferred taxes, and market value adjustments for debt securities. The minimum policyholders' surplus necessary to satisfy OneBeacon's regulatory requirements was $207.5 million at December 31, 2012, which equals the authorized control level of the NAIC risk-based capital of OneBeacon’s primary top tier regulated operating subsidiary.
Sirius International is subject to regulation and supervision in Sweden by the Financial Supervisory Authority (“FSA”). Sirius International’s total regulatory capital at December 31, 2012 was $2.5 billion.  In accordance with FSA regulations, Sirius International holds restricted equity of $1.6 billion as a component of Swedish regulatory capital. This restricted equity cannot be paid as dividends. The minimum regulatory capital held by Sirius International necessary to satisfy the requirements established by the FSA was $109.2 million at December 31, 2012.
Sirius America’s policyholders’ surplus, as reported to regulatory authorities as of December 31, 2012 and 2011, was $528.3 million and $533.7 million. Sirius America’s statutory net income for the years ended December 31, 2012, 2011 and 2010 was $26.2 million, $101.4 million and $70.2 million The principal differences between Sirius America’s statutory amounts and the amounts reported in accordance with GAAP include deferred acquisition costs, deferred taxes, gains recognized under retroactive reinsurance contracts and market value adjustments for debt securities. The minimum policyholders’ surplus necessary to satisfy Sirius America’s regulatory requirements was $127.8 million at December 31, 2012, which equals the authorized control level of the NAIC risk-based capital based on Sirius America’s policyholders’ surplus.
Central National’s policyholders’ surplus, as reported to regulatory authorities as of December 31, 2012 and 2011, was $11.2 million and $13.4 million. Central National’s statutory net income for the years ended December 31, 2012 and 2011 was $1.7 million and $0.1 million. The minimum policyholders’ surplus necessary to satisfy Central National’s regulatory requirements was $1.7 million at December 31, 2012, which equals the authorized control level of the NAIC risk-based capital based on Central National’s policyholders’ surplus.
American General's policyholders' surplus, as reported to regulatory authorities as of December 31, 2012 was $8.6 million. The minimum policyholders' surplus necessary to satisfy American General’s regulatory requirements was $0.1 million at December 31, 2012, which equals the authorized control level of the NAIC risk-based capital based on American General’s policyholders' surplus.
American General Property's policyholders' surplus, as reported to regulatory authorities as of December 31, 2012 was $24.5 million. The minimum policyholders' surplus necessary to satisfy American General Property's regulatory requirements was $2.5 million at December 31, 2012, which equals the authorized control level of the NAIC risk-based capital based on American General Property’s policyholders' surplus.
PICO's policyholders' surplus, as reported to regulatory authorities as of December 31, 2012 was $6.3 million. The minimum policyholders' surplus necessary to satisfy PICO's regulatory requirements was $0.2 million at December 31, 2012, which equals the authorized control level of the NAIC risk-based capital based on PICO's policyholders' surplus.
Citation's policyholders' surplus, as reported to regulatory authorities as of December 31, 2012 was $13.1 million. The minimum policyholders' surplus necessary to satisfy Citation's regulatory requirements was $0.9 million at December 31, 2012, which equals the authorized control level of the NAIC risk-based capital based on Citation's policyholders' surplus.
White Shoals Re Ltd. (“White Shoals Re”) is also subject to regulation and supervision by the Bermuda Monetary Authority (“BMA”). Generally, the BMA has broad supervisory and administrative powers over such matters as licenses, standards of solvency, investments, methods of accounting, form and content of financial statements, minimum capital and surplus requirements, and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. As of December 31, 2012, White Shoals Re had statutory capital and surplus of $15.5 million. The minimum regulatory capital held by White Shoals Re necessary to satisfy the requirements established by the BMA was $7.0 million at December 31, 2012.

WM Life Re is subject to regulation and supervision by the BMA. As of December 31, 2012, WM Life Re had statutory capital and surplus of $33.7 million. The minimum regulatory capital held by WM Life Re necessary to satisfy the requirements established by the BMA was $0.4 million at December 31, 2012.
HG Re is a Special Purpose Insurer under Bermuda insurance regulations and is subject to regulation and supervision by the BMA. As of December 31, 2012, HG Re had statutory capital of $412.0 million. As a Special Purpose Insurer, HG Re does not have minimum regulatory capital requirements.
BAM is domiciled in New York and is subject to regulation by the New York Department of Financial Services. New York financial guarantee insurance law establishes single risk and aggregate limits with respect to insured obligations insured by financial guarantee insurers. BAM’s members’ surplus, as reported to regulatory authorities as of December 31, 2012 was $483.7 million, which exceeds the minimum members’ surplus necessary for BAM to maintain its New York State financial guarantee insurance license of $65.0 million.

Dividend Capacity
There are no restrictions under Bermuda law or the law of any other jurisdiction on the payment of dividends from retained earnings by White Mountains. However, under the insurance laws of the states and jurisdictions under which White Mountains' insurance and reinsurance operating subsidiaries are domiciled, an insurer is restricted with respect to the timing and the amount of dividends it may pay without prior approval by regulatory authorities. At December 31, 2012, White Mountains’ top tier insurance and reinsurance subsidiaries have approximately $2.9 billion of GAAP shareholders' equity (net of $268 million of noncontrolling interest at OneBeacon), $1.2 billion of which can be distributed to White Mountains without prior regulatory approval. As a result, at December 31, 2012, $1.7 billion of White Mountains' GAAP shareholders' equity held in its insurance and reinsurance subsidiaries was not available for the payment of dividends without prior regulatory approval, and approximately $800 million of White Mountains’ retained earnings is unrestricted with respect to the payment of dividends to White Mountains’ common shareholders. When determining whether to make distributions from its insurance and reinsurance operating subsidiaries, White Mountains also considers factors such as internal capital targets and rating agency capital requirements. Accordingly, there can be no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future.
Following is a description of the dividend capacity of White Mountains’ insurance and reinsurance operating subsidiaries:

OneBeacon:
Generally, OneBeacon's top tier regulated insurance operating subsidiaries have the ability to pay dividends during any twelve-month period without the prior approval of regulatory authorities in an amount set by formula based on the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. OneBeacon Insurance Company (“OBIC”), OneBeacon's primary top tier regulated insurance operating subsidiary, has the ability to pay $329.9 million of dividends during 2013 (based on its 2012 statutory net income of $329.9 million) without prior approval of regulatory authorities, subject to the availability of unassigned funds. The amount of dividends available to be paid by OBIC in any given year is also subject to cash flow and earnings generated by OBIC's business, which now just comprises the Runoff Business, as well as to dividends received from its subsidiaries, including Atlantic Specialty Insurance Company (“ASIC”). At December 31, 2012, OBIC had $0.7 billion of unassigned funds and $0.9 billion of statutory surplus.
As disclosed in Note 2 - “Significant Transactions”, during the fourth quarter of 2012, OneBeacon executed various intercompany reinsurance agreements which, along with other internal capital transactions among our insurance operating subsidiaries, resulted in ASIC becoming the lead insurance company for the ongoing specialty business and OBIC becoming the lead insurance company for the Runoff Business. As a result of the internal restructuring transactions, OBIC’s 2012 statutory net income was significantly higher than that of the OneBeacon’s consolidated combined statutory net income as statutory net losses at lower-tiered subsidiaries more than offset the income recorded at OBIC. Notwithstanding these restructuring transactions, OneBeacon continues to manage its statutory capital on a combined basis. Although OBIC remains a top tier regulated insurance operating subsidiary and maintains sufficient statutory capital to support the Runoff Business, the majority of the group's statutory capital is now included in ASIC to support the ongoing specialty business.
ASIC has the ability to pay dividends during any twelve-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. Given the changes in structure noted above, ASIC will likely require prior approval by regulatory authorities in order to pay dividends until it builds up a historical net investment income and earned surplus balance under its new structure. At December 31, 2012, ASIC had negative earned surplus and $0.7 billion of statutory surplus.
During 2012, OneBeacon's top tier regulated insurance operating subsidiaries paid $173.1 million of dividends to their immediate parent, which included the distribution of a regulated insurance subsidiary with a value of $34.0 million.
During 2012, OneBeacon's unregulated insurance operating subsidiaries paid $4.9 million of dividends to their immediate parent.  At December 31, 2012, OneBeacon's unregulated insurance operating subsidiaries had $28.6 million of net unrestricted cash, short-term investments and fixed maturity investments.

During 2012, OneBeacon Ltd. paid $80.0 million of regular quarterly dividends to its common shareholders. White Mountains received $60.0 million of these dividends.
At December 31, 2012, OneBeacon Ltd. and its intermediate holding companies had $272.4 million of net unrestricted cash, short-term investments and fixed maturity investments and $33.3 million of common equity securities and convertible fixed maturity investments outside of its regulated and unregulated insurance operating subsidiaries.

Sirius Group:
Subject to certain limitations under Swedish law, Sirius International is permitted to transfer a portion of its pre-tax income to its Swedish parent companies to minimize taxes (referred to as a group contribution). In 2012, Sirius International transferred $82.0 million of its 2011 pre-tax income to its Swedish parent companies as a group contribution. In 2013, Sirius International currently intends to transfer approximately $110.0 million (based on the December 31, 2012 SEK to USD exchange rate) of its 2012 pre-tax income to its Swedish parent companies as a group contribution.
Sirius International has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, Sirius International has allocated the majority of its pre-tax income, after group contributions to its Swedish parent companies, to the Safety Reserve (see “Safety Reserve” below). At December 31, 2012, Sirius International had $852.0 million (based on the December 31, 2012 SEK to USD exchange rate) of unrestricted statutory surplus, which is available for distribution in 2013. The amount of dividends available to be paid by Sirius International in any given year is also subject to cash flow and earnings generated by Sirius International’s business, as well as to dividends received from its subsidiaries, including Sirius America. During 2012, Sirius International distributed $24.0 million of dividends to its immediate parent and declared an additional $75.0 million of dividends at December 31, 2012 (for a total of $99.0 million). The $75.0 million was paid in January 2013. In connection with the Reorganization, Sirius International’s unrestricted statutory surplus increased by $436.3 million due to the contribution of the remaining shares of Sirius America. In 2013, Sirius International currently intends to distribute $50.0 million of dividends to its immediate parent.
Sirius America has the ability to pay dividends during any twelve-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. Based upon 2012 statutory net investment income, Sirius America has the ability to pay $15.0 million of dividends during 2013 without prior approval of regulatory authorities, subject to the availability of earned surplus.  At December 31, 2012, Sirius America had $528.3 million of statutory surplus and $56.1 million of earned surplus.  In 2012, Sirius America paid $55.0 million of dividends to its immediate parent.
During 2012, Sirius Group distributed $40.0 million to its immediate parent and declared an additional $75.0 million at December 31, 2012 (for a total of $115.0 million). The $75.0 million was paid in January 2013.
At December 31, 2012, Sirius Group and its intermediate holding companies had $72.0 million of net unrestricted cash, short-term investments and fixed maturity investments and $18.0 million of other long-term investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries.

Capital Maintenance
In connection with Sirius Group's reorganization in October 2011, Sirius International and Sirius America entered into a capital maintenance agreement, which obligates Sirius International to make contributions to Sirius America's surplus in order for Sirius America to maintain surplus equal to at least 125% of the company action level risk based capital as defined in the NAIC Property/Casualty Risk-Based Capital Report. The agreement provides for a maximum contribution to Sirius America of $200.0 million.  Sirius International also provides Sirius America with accident year stop loss reinsurance, which protects Sirius America's accident year loss and allocated loss adjustment expense ratio in excess of 70%, with a limit of $110.0 million.

Safety Reserve
Subject to certain limitations under Swedish law, Sirius International is permitted to transfer pre-tax amounts into an untaxed reserve referred to as a safety reserve. At December 31, 2012, Sirius International’s safety reserve amounted to SEK 9.6 billion or $1.5 billion at the December 31, 2012 exchange rate of 6.50 USD to SEK. Under GAAP, an amount equal to the safety reserve, net of a related deferred tax liability established at the Swedish tax rate, is classified as shareholder's equity. The tax rate in effect on December 31, 2011 was 26.3%. The tax rate utilized on December 31, 2012 was the new Swedish tax rate of 22.0%. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain predetermined levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International’s safety reserve ($326.7 million at December 31, 2012) is included in solvency capital. Access to the safety reserve is restricted to coverage of reinsurance losses. Access for any other purpose requires the approval of Swedish regulatory authorities. Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the $1.5 billion balance of the safety reserve, without any provision for deferred taxes, in Sirius International’s capital when assessing Sirius International’s financial strength.

HG Global/BAM:
HG Global has $613.0 million face value of preferred shares outstanding, of which White Mountains owns 97.3%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. HG Global did not declare or pay any preferred dividends in 2012. As of December 31, 2012, HG Global has accrued $16.8 million of dividends payable to holders of its preferred shares, $16.3 million of which is payable to White Mountains and eliminated in consolidation.
HG Re is a Special Purpose Insurer subject to regulation and supervision by the BMA, but does not require regulatory approval to pay dividends. However, HG Re’s dividend capacity is limited by amounts held in the collateral trusts pursuant to the FLRT with BAM. As of December 31, 2012, HG Re had statutory capital of $412.0 million, of which $12.0 million (which primarily relates to accrued interest on the BAM Surplus Notes held by HG Re) was available for dividends to HG Global and $400.0 million was held as collateral in the Supplemental Trust pursuant to the FLRT with BAM.
Interest on the BAM Surplus Notes is payable quarterly at a fixed annual rate of 8.0%. Interest and principal payments on the BAM Surplus Notes are subject to approval of the New York State Department of Financial Services. BAM did not pay any interest on the BAM Surplus Notes in 2012. As of December 31, 2012, HG Global has accrued $18.4 million of interest receivable on the BAM Surplus Notes.

Other Operations:
During 2012, WM Advisors did not pay any dividends to its immediate parent. At December 31, 2012, WM Advisors had approximately $18.4 million of net unrestricted cash and short-term investments.
At December 31, 2012, the Company and its intermediate holding companies had $132.1 million of net unrestricted cash, short-term investments and fixed maturity investments, $540.4 million of common equity securities and $77.6 million of other long-term investments included in its Other Operations segment. During 2012, White Mountains paid a $6.6 million common share dividend.

NOTE 14. Segment Information

White Mountains has determined that its reportable segments are OneBeacon, Sirius Group, HG Global/BAM and Other Operations. As a result of the Esurance Sale, the results of operations for Esurance have been classified as discontinued operations and are now presented, net of related income taxes, as such in the statement of comprehensive income. Prior year amounts have been reclassified to conform to the current period’s presentation (see Note 20).
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
The HG Global/BAM segment consists of White Mountains’ investment in HG Global and the consolidated results of BAM. BAM is a municipal bond insurer domiciled in New York that was established to provide insurance on bonds issued to support essential U.S. public purposes such as schools, utilities, core governmental functions and existing transportation facilities. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of BAM Surplus Notes. HG Global also provides 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. BAM's results are attributed to non-controlling interests.
Other Operations consists of the Company, the Company’s intermediate holding companies, WM Advisors and WM Life Re as well as and various other entities not included in other segments. Significant intercompany transactions among White Mountains’ segments have been eliminated herein.

Financial information for White Mountains’ segments follows:

			HG Global/BAM
Millions	OneBeacon	Sirius Group	HG Global	BAM	Other Operations		Total
Year ended December 31, 2012
Earned insurance and reinsurance premiums	$1,132.0	$931.6	$—	$—	$—		$2,063.6
Net investment income	53.6	65.0	.3	1.9	32.8		153.6
Net investment income (loss) - surplus note interest	—	—	18.4	(18.4)	—	—	—
Net realized and unrealized investment gains	55.7	17.3	—	—	45.2		118.2
Other revenue	(.5)	70.6	—	—	30.2		100.3
Total revenues	1,240.8	1,084.5	18.7	(16.5)	108.2		2,435.7
Losses and LAE	650.0	543.9	—	—	—		1,193.9
Insurance and reinsurance acquisition expenses	249.4	180.8	—	—	—		430.2
Other underwriting expenses	205.2	116.4	—	.2	—		321.8
General and administrative expenses	13.4	45.9	4.5	19.6	98.8		182.2
Interest expense on debt	16.9	26.2	—	—	1.7		44.8
Total expenses	1,134.9	913.2	4.5	19.8	100.5		2,172.9
Pre-tax income (loss)	$105.9	$171.3	$14.2	$(36.3)	$7.7		$262.8

Millions	OneBeacon	Sirius Group	Other Operations	Total
Year ended December 31, 2011
Earned insurance and reinsurance premiums	$1,012.2	$912.3	$—	$1,924.5
Net investment income	71.4	89.9	23.2	184.5
Net realized and unrealized investment gains	10.6	53.2	10.3	74.1
Other revenue	(12.4)	4.1	(1.7)	(10.0)
Total revenues	1,081.8	1,059.5	31.8	2,173.1
Losses and LAE	548.3	626.0	—	1,174.3
Insurance and reinsurance acquisition expenses	221.2	181.0	—	402.2
Other underwriting expenses	162.3	105.8	—	268.1
General and administrative expenses	9.8	34.1	131.4	175.3
Interest expense on debt	20.5	31.6	3.1	55.2
Total expenses	962.1	978.5	134.5	2,075.1
Pre-tax income (loss)	$119.7	$81.0	$(102.7)	$98.0

Millions	OneBeacon	Sirius Group	Other Operations	Total
Year ended December 31, 2010
Earned insurance and reinsurance premiums	$1,181.1	$847.9	$—	$2,029.0
Net investment income	96.6	96.5	15.8	208.9
Net realized and unrealized investment gains (losses)	74.6	(14.8)	17.8	77.6
Other revenue	(.6)	40.9	(22.1)	18.2
Total revenues	1,351.7	970.5	11.5	2,333.7
Losses and LAE	685.6	531.0	—	1,216.6
Insurance and reinsurance acquisition expenses	252.1	167.5	—	419.6
Other underwriting expenses	196.1	99.8	—	295.9
General and administrative expenses	12.9	31.6	110.5	155.0
Interest expense on debt	29.6	26.6	1.1	57.3
Total expenses	1,176.3	856.5	111.6	2,144.4
Pre-tax income (loss)	$175.4	$114.0	$(100.1)	$189.3

			HG Global/BAM
Selected Balance Sheet Data Millions	OneBeacon	Sirius Group	HG Global	BAM		Other Operations	Total
December 31, 2012
Total investments	$2,291.5	$3,534.3	$101.5	$472.4		$878.4	$7,278.1
Reinsurance recoverable on paid and unpaid losses	110.7	336.3	—	—		—	447.0
Assets held for sale	2,226.8	—	—	—		—	2,226.8
Total assets	5,382.3	5,962.0	623.6	(28.6)	(1)	956.1	12,895.4
Loss and LAE reserves	1,000.0	2,168.9	—	—		—	3,168.9
Liabilities held for sale	2,226.8	—	—	—		—	2,226.8
Total liabilities	4,365.0	4,123.2	.9	7.4		140.7	8,637.2
Total White Mountains’ common shareholders’ equity	763.1	1,559.7	606.2	—		802.8	3,731.8
Non-controlling interest	254.2	279.1	16.5	(36.0)		12.6	526.4

December 31, 2011
Total investments	$2,707.6	$3,640.5	$—	$—		$1,919.9	$8,268.0
Reinsurance recoverable on paid and unpaid losses	2,184.1	353.7	—	—		—	2,537.8
Assets held for sale	132.6	—	—	—		—	132.6
Total assets	5,792.4	5,337.9	—	—		2,933.7	14,064.0
Loss and LAE reserves	3,358.6	2,343.7	—	—		—	5,702.3
Liabilities held for sale	107.6	—	—	—		—	107.6
Total liabilities	4,678.5	3,784.1	—	—		933.5	9,396.1
Total White Mountains’ common shareholders’ equity	826.7	1,264.3	—	—		1,996.7	4,087.7
Non-controlling interest	287.2	289.5	—	—		3.5	580.2
(1) BAM total assets reflect the elimination of $503.0 in surplus notes issued to HG Global and its subsidiaries, and $18.4 in accrued interest related to those surplus notes.

NOTE 15. Investments in Unconsolidated Affiliates

White Mountains’ investments in unconsolidated affiliates represent investments in other companies in which White Mountains has a significant voting and economic interest but does not control the entity.

	December 31,
Millions	2012	2011
Symetra common shares	$288.4	$261.0
Unrealized gains from Symetra’s fixed maturity portfolio	62.8	—
Carrying value of Symetra common shares	$351.2	$261.0
Symetra warrants	30.3	12.6
Total investment in Symetra	381.5	273.6

Hamer, LLC (1)	4.0	—
Bri-Mar Manufacturing, LLC (1)	1.9	—
Pentelia Capital Management	.5	1.7
Total investments in unconsolidated affiliates	$387.9	$275.3
(1) As of October 1, 2012, Hamer and Bri-Mar are no longer consolidated and are accounted for as investments in unconsolidated affiliates.

Symetra
At December 31, 2012, White Mountains owned 17.4 million common shares of Symetra and warrants to acquire an additional 9.5 million common shares. In January 2010, Symetra completed an initial public offering at a price of $12.00 per share, with 25.3 million shares sold by Symetra and 9.7 million shares sold by existing shareholders. White Mountains did not sell any of its shares in the offering. As a result of the offering, White Mountains’ fully converted ownership in Symetra decreased from 24% to approximately 20% during the first quarter of 2010. The issuance of the new Symetra shares at a price below its adjusted book value per share diluted White Mountains’ investment in Symetra’s common shares, resulting in a $16.0 million decrease to White Mountains’ carrying value in Symetra.
White Mountains accounts for its investment in common shares of Symetra using the equity method. Under the equity method, the GAAP carrying value of White Mountains’ investment in Symetra common shares is normally equal to the percentage of Symetra’s GAAP book value represented by White Mountains’ common share ownership, which was 15% at December 31, 2012. At December 31, 2011, due to the prolonged low interest rate environment in which life insurance companies currently operate, White Mountains concluded that its investment in Symetra common shares was other-than-temporarily impaired and wrote down the GAAP book value of the investment to its estimated fair value of $261.0 million, or $15 per share at December 31, 2011.  White Mountains recorded $45.9 million of after-tax equity in losses of unconsolidated affiliates and $136.6 million of after-tax equity in net unrealized losses of unconsolidated affiliates.
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

Valuation techniques based on actuarial appraisal
When determining the value of life insurance holding companies that are acquisition targets, market participants commonly utilize an approach that values the company as the sum of (A) adjusted statutory net worth of any regulated life insurance companies (i.e. statutory surplus plus asset valuation reserve) plus the GAAP net assets of any non-life businesses, less holding company debt and (B) the present value of future earnings related to business in force as of the valuation date plus the present value of future earnings related to business written after the valuation date. Part A of the calculation can be performed using observable inputs from the statutory and GAAP financial statements. Part B of the calculation requires a large number of actuarial calculations including assumptions such as discount rates, mortality, persistency and future investment results that, while based on historical data and are supportable, are nonetheless judgmental and largely unobservable. For Symetra, part A is approximately $15 per share as of December 31, 2011. Symetra management provided White Mountains with an actuarial appraisal that demonstrates that part B would be a meaningful positive value in most reasonable scenarios. When determining the GAAP fair value of White Mountains’ investment in Symetra common shares at December 31, 2011, management ascribed the greatest weight to part A, as it is observable and less subjective.

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
As a result of recording the write-down, White Mountains’ carrying value of its investment in Symetra differs from the carrying value by applying its ownership share against Symetra’s GAAP equity as normally done under the equity method. The pre-tax basis difference of $195.8 million as of December 31, 2011 is being amortized over a 30 year period pro rata based on estimated future cash flows associated with Symetra’s underlying assets and liabilities to which the basis difference has been attributed. White Mountains continues to record its equity in Symetra’s earnings and net unrealized gains (losses). In addition, White Mountains recognizes the amortization of the basis difference through equity in earnings of unconsolidated affiliates and equity in net unrealized gains (losses) from investments in unconsolidated affiliates consistent with the original attribution of the writedown between equity in earnings and equity in net unrealized gains (losses). For the year ended December 31, 2012, White Mountains recognized after-tax amortization of $3.3 million through equity in earnings of unconsolidated affiliates and $12.1 million through equity in net unrealized gains from investments in unconsolidated affiliates. At December 31, 2012, the pre-tax unamortized basis difference was $179.2 million. Management does not believe that the investment in Symetra’s common shares is other-than-temporarily impaired at December 31, 2012.
White Mountains accounts for its Symetra warrants as derivatives with changes in fair value recognized through the income statement as a gain or loss recognized through other revenues.  White Mountains uses a Black Scholes valuation model to determine the fair value of the Symetra warrants.  The major assumptions used in valuing the Symetra warrants at December 31, 2012 were a risk free rate of 0.21%, volatility of 38.9%, an expected life of 1.6 years, a strike price of $11.49 per share and a share price of $12.98 per share.
During 2012, White Mountains received cash dividends from Symetra of $4.9 million on its common share investment which is accounted for as a reduction of White Mountains’ investment in Symetra in accordance with equity accounting. During 2012, White Mountains also received cash dividends from Symetra of $2.7 million on its investment in Symetra warrants that was recorded as net investment income.

The following table summarizes amounts recorded by White Mountains relating to its investment in Symetra:

Millions	Common shares	Warrants	Total
Carrying value of investment in Symetra as of December 31, 2009 (2)	$269.2	$38.5	$307.7
Equity in earnings (1)(3)(8)	11.1	—	11.1
Net unrealized gains from Symetra’s fixed maturity portfolio (6)(7)	72.7	—	72.7
Dividends received	(2.6)	—	(2.6)
Decrease in value of warrants	—	(1.4)	(1.4)
Carrying value of investment in Symetra as of December 31, 2010 (2)	350.4	37.1	387.5
Equity in earnings (1)(8)	28.2	—	28.2
Impairment of equity in earnings of Symetra (4)	(50.0)	—	(50.0)
Equity in net unrealized gains from Symetra’s fixed maturity portfolio (7)	85.0	—	85.0
Impairment of net unrealized gains from Symetra’s fixed maturity portfolio (5)	(148.6)	—	(148.6)
Dividends received	(4.0)	—	(4.0)
Decrease in value of warrants	—	(24.5)	(24.5)
Carrying value of investment in Symetra as of December 31, 2011 (2)	261.0	12.6	273.6
Equity in earnings (1)(8)(9)	32.3	—	32.3
Equity in net unrealized gains from Symetra’s fixed maturity portfolio (7)	62.8	—	62.8
Dividends received	(4.9)	—	(4.9)
Increase in value of warrants	—	17.7	17.7
Carrying value of investment in Symetra as of December 31, 2012 (2)(11)	$351.2	$30.3	$381.5

(1)	Equity in earnings for the years end December 31, 2012, 2011 and 2010 excludes tax expense of $2.6, $2.3, and $1.4

(2)
Includes White Mountains’ equity in net unrealized gains (losses) from Symetra’s fixed maturity portfolio of $62.8, $0, and $63.7 as of December 31, 2012, 2011 and 2010, which excludes tax expense of $5.1, $0 and $5.2

(3)	Includes a $17.9 loss from the dilutive effect of Symetra’s public offering

(4)	Impairment of equity in earnings of Symetra excludes tax benefit of $4.1

(5)	Impairment of net unrealized gains from Symetra’s fixed maturity portfolio excludes tax benefit of $12.0

(6)	Includes a $1.9 gain from the dilutive effect of Symetra’s public offering.

(7)	Net unrealized gains (losses) from Symetra’s fixed maturity portfolio excludes tax (expense) benefit of $(5.1), $(6.9) and $0.8 for the years ended December 31, 2012, 2011 and 2010.

(8)
Equity in earnings for the years end December 31, 2012, 2011 and 2010 includes $1.3, $1.0, and $0.8 loss from the dilutive effect of Symetra’s yearly dividend and the issuance of restricted shares by Symetra

(9)	Equity in earnings includes $3.5 increase relating to the pre-tax amortization of Symetra common share impairment from December 31, 2012.

(10)	Net unrealized gains includes $13.1 increase relating to the pre-tax amortization of Symetra common share impairment from December 31, 2012.

(11)	The aggregate value of White Mountains’ investment in common shares of Symetra was $225.9 based upon the quoted market price of $12.98 per share at December 31, 2012.

The following table summarizes financial information for Symetra as of December 31, 2012 and 2011:

	December 31,
Millions	2012	2011
Symetra balance sheet data:
Total investments	$27,556.4	$26,171.7
Separate account assets	807.7	795.8
Total assets (1)	29,460.9	28,183.3
Policyholder liabilities	23,735.2	23,140.6
Long-term debt	449.4	449.2
Separate account liabilities	807.7	795.8
Total liabilities (1)	25,830.8	25,068.4
Common shareholders’ equity (1)	3,630.1	3,114.9
(1) 2011 balances have been restated for the effect of Symetra’s adoption of ASU 2010-26.

The following table summarizes financial information for Symetra for the years ended December 31, 2012, 2011 and 2010:

	Years ended December 31,
Millions	2012	2011	2010
Symetra income statement data:
Net premiums earned	$605.0	$540.5	$473.0
Net investment income	1,275.2	1,270.9	1,199.4
Total revenues (1)	2,101.2	1,999.3	1,878.8
Policy benefits	1,371.8	1,307.3	1,234.6
Total expenses (1)	1,831.1	1,726.1	1,600.5
Net income (1)	205.4	195.8	193.8
Comprehensive net income	549.3	785.5	679.0
(1) Amounts for the years ended December 31, 2011 and 2010 have been restated for the effect of Symetra’s adoption of
ASU 2010-26.

Hamer and Bri-Mar
White Mountains received equity interests in Hamer and Bri-Mar, two small manufacturing companies distributed to White Mountains in connection with the dissolution of the Tuckerman Capital, LP fund (see Note 16). Effective October 1, 2012, these investments are accounted for under the equity method. For the three months ended December 31, 2012, White Mountains recorded equity in earnings of $0.4 million for Hamer.  Bri-Mar did not have any earnings for the three months ended December 31, 2012. As of December 31, 2012, White Mountains’ investments in Hamer and Bri-Mar was $4.0 million and $1.9 million, respectively.

Pentelia
White Mountains obtained an equity interest of 33% in Pentelia Capital Management (“PCM”) for $1.6 million in April 2007. This investment is accounted for under the equity method. For the year ended December 31, 2012, 2011 and 2010, White Mountains recorded $(1.3) million, $(0.2) million, and $0.5 million of equity in earnings in PCM.  As of December 31, 2012 and 2011, White Mountains investment in PCM was $0.5 million and $1.7 million.

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

NOTE 16. Variable Interest Entities

BAM
BAM is a newly formed mutual insurance company. As a mutual company BAM is owned by its members and a portion of each member’s charges represents a contribution to member’s surplus. During 2012, White Mountains capitalized HG Global to fund BAM through the purchase of $503.0 million of BAM Surplus Notes. The equity at risk funded by BAM’s members is not sufficient to fund its operations without the additional subordinated financial support provided by the BAM Surplus Notes and accordingly, BAM is considered to be a variable interest entity (“VIE”). The proceeds from the issuance of the BAM Surplus Notes represent substantially all of the equity at risk in BAM at December 31, 2012.
BAM and HG Global, through its wholly-owned subsidiary, HG Re, entered into a first loss reinsurance treaty (“FLRT”), under which HG Re will provide first loss protection up to 15% of par outstanding on each bond insured by BAM in exchange for 60% of the premium, net of a ceding commission, charged by BAM.  HG Re's obligations under the FLRT are satisfied by the assets in two collateral trusts: a Regulation 114 Trust and a Supplemental Trust.  Losses required to be reimbursed to BAM by HG Re are subject to an aggregate limit equal to the assets held in the collateral trusts at any point in time. In addition, HG Global has the right to designate two directors for election to BAM’s board of directors. White Mountains is required to consolidate the results of BAM. Since BAM is owned by its members, its equity and results of operations are included in non-controlling interests.

Reciprocals
Reciprocals are policyholder-owned insurance carriers organized as unincorporated associations. Each policyholder insured by the reciprocal shares risk with the other policyholders. Policyholders share profits and losses in the same proportion as the amount of insurance purchased but are not subject to assessment for net losses of the reciprocal.
OneBeacon had capitalized three reciprocals by loaning funds to them in exchange for surplus notes. In 2002, OneBeacon formed New Jersey Skylands Management LLC (“NJSM”) to provide management services for a fee to New Jersey Skylands Insurance Association, a reciprocal, and its wholly-owned subsidiary New Jersey Skylands Insurance Company (together, “New Jersey Skylands Insurance”). In 2004, OneBeacon formed Houston General Management Company to provide management services for a fee to another reciprocal, Houston General Insurance. In 2006, Adirondack AIF, LLC (“AAIF”), a wholly-owned subsidiary of OneBeacon, entered into an agreement to provide management services for a fee to Adirondack Insurance, a reciprocal. OneBeacon has no ownership interest in the reciprocals.  Under the provisions of ASC 810, OneBeacon had determined that each of the reciprocals qualifies as a VIE. Further, OneBeacon had determined that it is the primary beneficiary as it has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE as a result of the management services provided to the reciprocal and the funds loaned to it. Accordingly, OneBeacon consolidates Houston General Insurance and, until the completion of the Personal Lines Transaction on July 1, 2010, consolidated New Jersey Skylands Insurance and Adirondack Insurance.
As described in Note 2, the Personal Lines Transaction, which was completed on July 1, 2010, included the sale of NJSM and AAIF and the transfer of the surplus notes issued by New Jersey Skylands Insurance and Adirondack Insurance. Completion of the Personal Lines Transaction triggered deconsolidation of New Jersey Skylands Insurance and Adirondack Insurance.
Subsequent to the Personal Lines Transaction, Houston General Insurance is OneBeacon’s only reciprocal. At December 31, 2012 and 2011, consolidated amounts related to Houston General Insurance included total assets of $97.7 million and $105.9 million, respectively, and total liabilities of $120.4 million and $126.2 million, respectively. At December 31, 2012, the net amount of capital at risk is equal to the surplus note of $23.7 million less the accumulated losses of $22.7 million which includes accrued interest on the surplus note of $19.7 million which eliminates in consolidation.

Prospector Offshore Fund
White Mountains has determined that the Prospector Offshore Fund, Ltd. (“the Prospector Fund”) is a VIE for which White Mountains is the primary beneficiary and is required to consolidate the Prospector Fund. At December 31, 2012 and 2011, White Mountains consolidated total assets of $151.0 million and $135.8 million and total liabilities of $51.1 million and $31.6 million of the Prospector Offshore Fund. In addition, at December 31, 2012 and 2011, White Mountains recorded non-controlling interest of $28.9 million and $38.9 million in the Prospector Offshore Fund. For the years ended December 31, 2012, 2011 and 2010 White Mountains recorded $2.6 million, $0.2 million and $(3.2) million of non-controlling interest income (expense) related to the Prospector Offshore Fund. At December 31, 2012, the net amount of capital at risk is equal to White Mountains’ investment in the Fund of $71.1 million, which represents White Mountains’ ownership interest of 71.1% in the Prospector Fund.

Tuckerman Fund I
On December 31, 2011, the Tuckerman Capital, LP fund (“Tuckerman Fund I”) was dissolved and all of the net assets of the fund were distributed to the owners of the fund, of which White Mountains owned approximately 94%. In conjunction with the dissolution, White Mountains received a portion of the shares of Hamer and Bri-Mar, two small manufacturing companies that were owned by the Tuckerman Fund I. The consolidated results of Hamer and Bri-Mar are included in the Other Operations segment from January 1, 2012 through September 30, 2012, at which point the results of these companies were no longer consolidated by White Mountains.
Prior to the dissolution, White Mountains had determined that Tuckerman Fund I was a VIE for which White Mountains was the primary beneficiary and was required to consolidate Tuckerman Fund I. At December 31, 2011, White Mountains consolidated assets of $17.6 million, liabilities of $9.9 million, non-controlling interests of $3.5 million and $2.2 million of non-controlling interest expense related to the companies distributed by Tuckerman Fund I. At December 31, 2010, White Mountains consolidated total assets of $19.4 million and total liabilities of $12.3 million of Tuckerman Fund I.  In addition, at December 31, 2010, White Mountains recorded non-controlling interest of $2.4 million in Tuckerman Fund I.  For the year ended December 31, 2010 White Mountains recorded $1.0 million of non-controlling interest expense related to Tuckerman Fund I.

NOTE 17. Fair Value of Financial Instruments

White Mountains carries its financial instruments on its balance sheet at fair value with the exception of its fixed-rate, long-term indebtedness and the SIG Preference Shares, which are recorded as non-controlling interest.
The following table summarizes the fair value and carrying value of financial instruments as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
2012 OBH Senior Notes	$282.4	$274.7	$—	$—
2003 OBH Senior Notes	—	—	277.4	269.8
SIG Senior Notes	441.9	399.4	418.6	399.3
SIG Preference Shares	257.5	250.0	217.5	250.0

The fair value estimate for the 2012 and 2003 OBH Senior Senior Notes has been determined using quoted market prices and is considered a Level 2 measurement. The fair value estimates for the SIG Senior Notes and the SIG Preference Shares have been determined based on indicative broker quotes and is considered a Level 3 measurement.

NOTE 18. Transactions with Related Persons

Prospector
Mr. John Gillespie is the founder and Managing Member of Prospector.  Prospector serves as a discretionary adviser with respect to specified assets, primarily equity securities, managed by WM Advisors on behalf of White Mountains and other clients of WM Advisors.
Pursuant to an investment management agreement with WM Advisors (the “WMA Agreement”), Prospector charges WM Advisors fees based on the following schedule: 100 basis points on the first $200.0 million of assets under management; 50 basis points on the next $200.0 million; and 25 basis points on amounts over $400.0 million. At December 31, 2012, Prospector managed a total of $465.9 million of assets for White Mountains (excluding OneBeacon and Symetra) under this arrangement.  Prospector has a separate investment management agreement with Symetra that began on July 1, 2010.  Until that date, Symetra was a party to the WMA Agreement and subject to the above fee schedule.
Prospector has separate investment management agreements with OneBeacon (the “OneBeacon Agreements”) pursuant to which Prospector supervises and directs specified assets, primarily equity securities, including assets in OneBeacon’s defined benefit and defined contribution plans (the “ERISA Assets”).  All assets managed under the OneBeacon Agreements are subject to a single fee schedule that is substantially similar to the terms of the WMA Agreement fee schedule.  At December 31, 2012, Prospector managed $533.6 million of assets for OneBeacon under this arrangement, including $205.9 million of ERISA Assets.
During 2012, 2011 and 2010, Prospector earned $6.4 million, $6.0 million, and $6.6 million in total fees pursuant to the WMA Agreement and the OneBeacon Agreements.
Prospector also advises White Mountains on matters including capital management, asset allocation, private equity investments and mergers and acquisitions. Pursuant to a Consulting Agreement for those services, Prospector was granted 7,000 performance shares for the 2013-2015 cycle, 7,750 performance shares for the 2012-2014 cycle and 8,500 performance shares for the 2011-2013 performance cycle. In accordance with the terms of the WTM Incentive Plan, performance against target governing the performance shares will be confirmed by the Compensation Committee of the Board following the end of each performance cycle and the number of performance shares actually awarded at that time will range from 0% to 200% of the target number granted.  Based on the Company’s performance, Prospector received 49% of the 9,200 performance shares granted for the 2010-2012 performance cycle for a total payout of $2.5 million.  Unless and until the Consulting Agreement has been terminated, and subject to the approval of the Compensation Committee, at the beginning of each performance cycle Prospector is to be granted performance shares with a value of approximately $4.5 million.  The Compensation Committee establishes the performance target for such performance shares.
Pursuant to a revenue sharing agreement, Prospector has agreed to pay White Mountains 6% of the revenues in excess of $500,000 of certain of Prospector’s funds in return for White Mountains having made a founding investment in 1997.  During 2012, 2011 and 2010, White Mountains earned $0.5 million, $0.2 million, and $0.7 million under this arrangement.

At December 31, 2012, White Mountains had $117.2 million invested in limited partnership investment interests managed by Prospector (the “Funds”).  This total includes $12.9 million of OneBeacon assets.  Under the limited partnership agreements, Prospector serves as general partner and general manager of the Funds and is paid management and incentive performance fees by White Mountains and OneBeacon.  For the year ended December 31, 2012, White Mountains and OneBeacon incurred $1.1 million in management fees and $1.3 million in incentive fees.  In addition, Messrs. Barrette, Davis, Gillespie and Waters, each a director of the Company, and Mr. Campbell, an executive officer of the Company, owned limited partnership investment interests managed by Prospector as of such date.

Oakum Bay Capital
Mr. Kernan Oberting, a Managing Director of White Mountains Capital, is the Founder, Chairman of the Board and Chairman of the Risk Committee of Oakum Bay Capital (“OBC”). OBC serves as the general manager of, and owns general partnership interests in, the KVO Capital Partners (“KCP”) and the Trimarc Capital Fund (“TCF”), which are hedge funds with an aggregate of $66 million under management as of December 31, 2012. Mr. Brooke Parish, who is Mr. Oberting's brother-in-law, is the CEO of OBC. Mr. David Oberting, who is Mr. Oberting's brother, is the portfolio manager of KCP.
In connection with Mr. Oberting commencing employment with White Mountains Capital, on July 16, 2012, the Company purchased $2 million of preferred equity and received 7.5% of the common equity of OBC. The preferred equity is entitled to dividends at a rate of 5% per annum, increasing to 10% per annum after four years, and is mandatorily redeemable after six years. After giving effect to the common equity investment, Mr. Oberting and Mr. Parish beneficially owned 27.5% and 45%, respectively, of the common equity of OBC.
In addition, at the time it purchased the preferred equity in OBC, the Company invested $6 million in TCF. In 2010, the Company had invested $4 million in TCF. As of December 31, 2012, White Mountains had $9.9 million invested in TCF. Under TCF's limited partnership agreements, OBC is paid management and incentive performance fees by White Mountains.
For the year ended December 31, 2012, White Mountains paid $56,811 of management fees and $88,090 of incentive fees. OBC receives the management fees and 40% of the incentive fees. Mr. Oberting has limited partnership investments in KCP and TCF. Mr. Barrette had a limited partnership investment in KCP that was redeemed in full in September 2012.

Other Relationships and Transactions
WMA provides investment advisory and management services to Symetra.  At December 31, 2012 and 2011, WMA had $27.4 billion and $26.3 billion of assets under management from Symetra.  During 2012, 2011 and 2010, WMA earned $15.9 million, $15.2 million and $13.8 million in fees from Symetra.
On July 12, 2012, the Company repurchased 50,000 WTM common shares from John J. Byrne, a beneficial owner of the Company. The price per share was $528.45, the market price at the time the agreement was reached.
On December 19, 2012, the Company repurchased 285,000 WTM common shares from mutual funds managed by Franklin Mutual Advisers, a beneficial owner of the Company. The price per share was $519.06, the market price at the time the agreement was reached.
On January 7, 2011, the Company repurchased 140,000 WTM common shares from mutual funds managed by Franklin Mutual Advisers at a price per share of $342.50, which was $2.50 less than the market price at the time the agreement was reached.
Mr. Gillespie, a director of the Company, indirectly through general and limited partnership interests holds a 33% interest in Dowling & Partners Connecticut Fund III, LP (“Fund III”).  Two of the Company’s indirect subsidiaries, OneBeacon Professional Insurance (“OB Professional Insurance”) and White Mountains Specialty Underwriting, Inc. (“WMSUI”), had previously borrowed approximately $8.0 million and $7.0 million, respectively, from Fund III in connection with an incentive program sponsored by the State of Connecticut known as the Connecticut Insurance Reinvestment Act (the “CIR Act”).  The CIR Act provides for Connecticut income tax credits to be granted for qualifying investments made by approved fund managers.  Both loans were repaid in full during 2006.  The loans were qualifying investments which generated tax credits to be shared equally between Fund III on the one hand and OB Professional Insurance and WMSUI on the other.  As a result of his interest in Fund III, during 2009, Mr. Gillespie generated approximately $0.5 million in such tax credits.

NOTE 19. Commitments and Contingencies

White Mountains leases certain office space under non-cancellable operating leases that expired on various dates through 2021. Rental expense for all of White Mountains’ locations was $18.8 million, $22.8 million and $28.1 million for the years ended December 31, 2012, 2011 and 2010. White Mountains also has various other lease obligations that are immaterial in the aggregate.  White Mountains’ future annual minimum rental payments required under non-cancellable leases, which are primarily for office space, are $14.8 million, $13.5 million, $11.8 million, and $33.3 million for 2013, 2014, 2015 and 2016 and thereafter, respectively.
White Mountains also has future binding commitments to fund certain other-long term investments. These commitments, which total $124.7 million, do not have fixed funding dates.

Capital Lease
OBIC sold the majority of its fixed assets and capitalized software to OneBeacon Services LLC (“OB Services”) at a cost equal to book value with no gain or loss recorded on the sale. Subsequent to purchasing the fixed assets and capitalized software from OBIC, OB Services entered into lease financing arrangements with US Bancorp and Fifth Third whereby OB Services sold its furniture and equipment and its capitalized software, respectively, to US Bancorp and Fifth Third. The assets were sold at a cost equal to net book value. OB Services then leased the fixed assets back from US Bancorp for a lease term of five years and leased the capitalized software back from Fifth Third for a lease term of four years. OB Services received cash proceeds of $23.1 million as a result of entering into the sale-leaseback transactions. At the end of the lease terms, OB Services will be obligated to purchase the leased assets for a nominal fee, after which all rights, title and interest would transfer to OB Services. In accordance with ASC 840, OBIC recorded the sale of the assets with no gain or loss recognized while OB Services has recorded a capital lease obligation and a capital lease asset. As of December 31, 2012 and 2011, OB Services had a capital lease obligation of $18.2 million and $23.1 million, respectively, included within other liabilities and a capital lease asset of $16.1 million and $22.9 million included within other assets. The underlying assets will continue to be depreciated over their respective useful lives. OB Services’ future annual minimum rental payments are $5.3 million for each of the years ended December 31, 2013, 2014 and 2015 and $1.9 million for the year ended December 31, 2016.

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
Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. White Mountains accrues any significant insolvencies when the loss is probable and the assessment amount can be reasonably estimated. The actual amount of such assessments will depend upon the final outcome of rehabilitation proceedings and will be paid over several years. At December 31, 2012, the reserve for such assessments totaled $12.9 million.

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
The following summarizes significant ongoing non-claims related litigation or arbitration as of December 31, 2012:

Esurance Sale
In 2011, the Company sold its Esurance and Answer Financial businesses (the “Transferred Companies”) to The Allstate Corporation (”Allstate”) for a purchase price of approximately $1.01 billion.  The purchase price consisted of $700.0 million plus the tangible book value of the Transferred Companies at the closing, which was estimated to be $308.0 million.  Following closing, Allstate was required to prepare a final closing statement, including an audited balance sheet for the Transferred Companies as of the closing date.  The Company is disputing Allstate’s calculation of tangible book value in the closing statement.  The amount in dispute is approximately $20.0 million, after tax.  The dispute principally relates to (i) the elimination of $24.7 million (pre-tax) of deferred acquisition costs ($16.0 million, after tax) and (ii) the inclusion of a liability equal to the costs associated with an Esurance extra-contractual (“ECO”) matter settled in April 2012 of $5.2 million ($3.4 million, after tax). Per the agreement governing the sale of the Transferred Companies (the “Sale Agreement”), disputes over the closing statement are to be arbitrated by an independent accountant.
The Company believes this final closing statement was required to be prepared and audited no later than January 5, 2012. Allstate did not deliver the final closing statement to the Company until June 6, 2012, with an audit report dated June 1, 2012. As a result, in addition to the substantive disputes over the final closing statement, the Company also believes that Allstate's failure to have the final closing statement prepared and audited by the required date constituted a breach of Allstate's obligations under the Sale Agreement.  The Company brought suit in the United States District Court for the Southern District of New York in connection with such breach. The court concluded that the Company’s breach claim should also be arbitrated by the independent accountant under the Sale Agreement. That process is proceeding.

Tribune Company
In June 2011, Deutsche Bank Trust Company Americas, Law Debenture Company of New York and Wilmington Trust Company (collectively referred to as “Plaintiffs”), in their capacity as trustees for certain senior notes issued by the Tribune Company (”Tribune”), filed lawsuits in various jurisdictions (the “Noteholder Actions”) against numerous defendants including OneBeacon, OBIC-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune seeking recovery of the proceeds from the sale of common stock of Tribune in connection with Tribune’s leveraged buyout in 2007 (the “LBO”). Tribune filed for bankruptcy in 2008 in the Delaware bankruptcy court (the "Bankruptcy Court") and emerged from bankruptcy at the end of 2012 in a Chapter 11 reorganization.  During the bankruptcy proceedings, the Bankruptcy Court granted Plaintiffs permission to commence these LBO-related actions. Plaintiffs seek recovery of the proceeds received by the former Tribune shareholders on a theory of constructive fraudulent transfer asserting that Tribune purchased or repurchased its common shares without receiving fair consideration at a time when it was, or as a result of the purchases of shares, was rendered, insolvent. OneBeacon has entered into a joint defense agreement with other affiliates of White Mountains that are defendants in the action. Certain subsidiaries of White Mountains received approximately $39 million for Tribune common stock tendered in connection with the LBO.
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

 Ace American Insurance Company
A subsidiary of OneBeacon, OBH, was sued in Federal Court in the Eastern District of Pennsylvania on August 17, 2012 by Ace American Insurance Company (“Ace”).  The complaint alleges that OBH, through a professional recruiting firm, improperly hired a group of Ace employees from Ace's surety division.  The complaint sought injunctive relief and unspecified damages. After court-ordered expedited discovery was completed, the claims for injunctive relief were resolved pursuant to a confidential agreement.  The remaining claim against OBH is for damages only and is scheduled to be heard in April.  After the claims against OBH for injunctive relief were resolved, Ace filed a Demand for Arbitration against five of the former Ace surety employees hired by OneBeacon, alleging breach of their duty of loyalty to Ace and misappropriation of Ace trade secrets.  OneBeacon believes that Ace's damages claim against OBH and the claims against the individual employees are without merit and intends to vigorously defend both.

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
During 2012, OneBeacon and Interboro finalized the post-closing adjustments to the closing balance sheet resulting in OneBeacon recording a net gain of $0.5 million after tax. This after-tax net gain is included in loss from sale of discontinued operations in the statements of comprehensive income (loss) for the year ended December 31, 2012. During 2011, OneBeacon recorded an after-tax loss of $19.2 million in loss from sale of discontinued operations for the estimated loss on sale of AutoOne.

Runoff Transaction
 On October 17, 2012, OneBeacon entered into an agreement to sell its runoff business to Armour. During 2012, the results of operations for the runoff business have been classified as discontinued operations and are presented, net of related income taxes, in the statement of comprehensive income. Prior year results of operations have been reclassified to conform to the current period’s presentation. The assets and liabilities associated with the runoff business as of December 31, 2012 have been presented in the balance sheet as held for sale. The amounts classified as discontinued operations exclude investing and financing activities that are conducted on an overall consolidated level and, accordingly, there were no separately identifiable investments associated with the runoff business. Therefore, the prior period balance sheet has not been reclassified to conform to the current period’s presentation.
For the year ended December 31, 2012, White Mountains recorded a $91.5 million after-tax loss on sale and a $24.0 million loss from operations which included a $9.0 million after-tax loss related to an reduction in the workers compensation loss reserve discount rate on reserves being transferred as part of the sale.

Loss and LAE reserve development. During 2012, OneBeacon experienced $40.0 million of net unfavorable loss reserve development from the runoff business. The net unfavorable loss reserve development was primarily related to related to case incurred development on multiple peril liability and general liability claims and the impact of an adverse court ruling in Mississippi regarding a disputed assessment from an involuntary pool for hurricane Katrina claims. In addition, there was a change in the workers' compensation tabular discount rate from 4.5% to 3.5% that resulted in a charge of $15.2 million.
During 2011, OneBeacon experienced $26.7 million of net unfavorable loss reserve development from the runoff business. The net unfavorable loss reserve development resulted from a detailed review of runoff expenses, principally unallocated loss adjustment expenses (“ULAE”), completed during the fourth quarter of 2011. Specifically, OneBeacon completed a detailed review of loss and defense and cost containment expenses (allocated LAE or “ALAE”) and other adjusting expenses (ULAE) during the fourth quarter of 2011. The analysis considered costs, based on current non-staff expenses and staffing projections for the runoff business, as OneBeacon continued efforts to segregate its claims operations between ongoing claims and runoff claims. The analysis also factored in the revised definition of runoff claims to include the non-specialty commercial lines business that was exited via the renewal rights agreement sale beginning with January 1, 2010 effective dates.
During 2010, OneBeacon experienced $23.1 million of net favorable loss reserve development from the runoff business. The net favorable loss reserve development was primarily due to lower than expected severity on multiple peril liability lines and other general liability lines, particularly for accident years 2004 through 2009. As a result of the lower than expected case incurred loss and ALAE, actuarial methods based on case incurred losses produced lower estimated ultimate losses, resulting in lower estimates of required IBNR.

Reinsurance. Included in the assets held for sale are reinsurance recoverables from two reinsurance contracts with subsidiaries of Berkshire Hathaway Inc. that OneBeacon was required to purchase in connection with White Mountains’ acquisition of OneBeacon in 2001: a reinsurance contract with National Indemnity Company (“NICO”) for up to $2.5 billion in old asbestos and environmental (“A&E”) claims and certain other exposures (the “NICO Cover”) and an adverse loss reserve development cover from General Reinsurance Corporation (“GRC”) for up to $570.0 million, comprised of $400.0 million of adverse loss reserve development occurring in years 2000 and prior in addition to $170.0 million of reserves ceded as of the date of the OneBeacon Acquisition (the “GRC Cover”) . The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for under GAAP as a seller guarantee. As of December 31, 2012, the total reinsurance recoverable on paid and unpaid losses of $1,401.9 million related to both the NICO cover and the GRC cover has been included in assets held for sale. Both NICO and GRC have an A.M Best rating of A++, Superior, which is the highest of fifteen ratings.
The total reinsurance recoverables on paid and unpaid losses in assets held for sale were $15.6 million and $1,840.8 million as of December 31, 2012. The reinsurance recoverable on unpaid amount is gross of $150.1 million in purchase accounting adjustments that will become recoverable if claims are paid in accordance with current reserve estimates. In addition, $36.7 million of the amount that is currently included in assets held for sale on the balance sheet will be reported in reinsurance recoverables on unpaid losses when the Runoff Transaction closes (at the then current value) as a result of a related reinsurance contract.

Asbestos and environmental loss and LAE reserve activity. OneBeacon's reserves include provisions made for claims that assert damages from A&E related exposures. Substantially all of these reserves have been reclassified to liabilities held for sale as of December 31, 2012, as they relate to the runoff business. Asbestos claims relate primarily to injuries asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up obligations, particularly as mandated by Federal and state environmental protection agencies. In addition to the factors regarding the reserving process, OneBeacon estimates its A&E reserves based upon, among other factors, facts surrounding reported cases and exposures to claims, such as policy limits and deductibles, current law, past and projected claim activity and past settlement values for similar claims, as well as analysis of industry studies and events, such as recent settlements and asbestos-related bankruptcies. The cost of administering A&E claims, which is an important factor in estimating loss reserves, tends to be higher than in the case of non-A&E claims due to the higher legal costs typically associated with A&E claims.
OneBeacon's reserves for A&E losses at December 31, 2012 represent management's best estimate of its ultimate liability based on information currently available. However, significant uncertainties, including but not limited to case law developments, medical and clean up cost increases and industry settlement practices, limit OneBeacon's ability to accurately estimate ultimate liability and OneBeacon may be subject to A&E losses beyond currently estimated amounts. In addition,
OneBeacon remains liable for risks reinsured in the event that a reinsurer does not honor its obligations under reinsurance contracts. OneBeacon cannot reasonably estimate at the present time loss reserve additions arising from any such future adverse loss reserve developments and cannot be sure that allocated loss reserves, plus the remaining capacity under the NICO Cover and other reinsurance contracts, will be sufficient to cover additional liability arising from any such adverse loss reserve developments.
The following tables summarize reported A&E loss and LAE reserve activities (gross and net of reinsurance) for
OneBeacon for the years ended December 31, 2012, 2011 and 2010, respectively.

Net A&E Loss	Year Ended December 31,
Reserve Activity	2012			2011			2010
		Pre-NICO			Pre-NICO			Pre-NICO
Millions	Gross	Net (1)	Net (2)	Gross	Net (1)	Net (2)	Gross	Net (1)	Net (2)
Asbestos:
Beginning balance	$1,074.3	$681.2	$2.2	$904.0	$647.3	$6.4	$985.6	$688.8	$6.5
Incurred losses and LAE	(.3)	(.5)	(.5)	256.8	32.2	(4.0)	—	—	—
Paid losses and LAE	(144.6)	(78.2)	.7	(86.5)	1.7	(.2)	(81.6)	(41.5)	(.1)
Ending balance	929.4	602.5	2.4	1,074.3	681.2	2.2	904.0	647.3	6.4
Environmental:
Beginning balance	279.8	151.6	9.0	119.0	93.8	9.2	350.7	218.6	7.6
Incurred losses and LAE	(.9)	(.5)	(.5)	231.8	62.2	10.0	6.2	6.0	6.0
Paid losses and LAE	(45.9)	(25.7)	(2.1)	(71.0)	(4.4)	(10.2)	(237.9)	(130.8)	(4.4)
Ending balance	233.0	125.4	6.4	279.8	151.6	9.0	119.0	93.8	9.2
Total asbestos and environmental:
Beginning balance	1,354.1	832.8	11.2	1,023.0	741.1	15.6	1,336.3	907.4	14.1
Incurred losses and LAE	(1.2)	(1.0)	(1.0)	488.6	94.4	6.0	6.2	6.0	6.0
Paid losses and LAE	(190.5)	(103.9)	(1.4)	(157.5)	(2.7)	(10.4)	(319.5)	(172.3)	(4.5)
Ending balance	$1,162.4	$727.9	$8.8	$1,354.1	$832.8	$11.2	$1,023.0	$741.1	$15.6
(1) Represents A&E reserve activity, net of third-party reinsurance, but prior to the NICO Cover.
(2) Includes NICO cover

Net Assets Held for Sale
The following summarizes the assets and liabilities associated with the businesses classified as held for sale:

	December 31,
Millions	2012	2011
Assets held for sale
Fixed maturity investments, at fair value	$338.1	$111.8
Cash	—	5.5
Reinsurance recoverable on unpaid losses	1,840.8	—
Reinsurance recoverable on paid losses	15.6	—
Insurance premiums receivable	11.0	8.8
Deferred acquisition costs	—	2.2
Deferred tax asset	5.1	1.9
Other assets	16.2	2.4
Total assets held for sale	$2,226.8	$132.6
Liabilities held for sale
Loss and loss adjustment expense reserves	$2,052.6	$64.7
Unearned insurance premiums	.5	34.1
Ceded reinsurance payable	21.9	—
Other liabilities	151.8	8.8
Total liabilities held for sale	2,226.8	107.6
Net assets held for sale	$—	$25.0
Net (Loss) Income from Discontinued Operations
The following summarizes the results of operations, including related income taxes associated with the businesses classified as discontinued operations:

	Year Ended December 31,
Millions, except per share amounts	2012	2011	2010
Revenues
Earned insurance premiums	$10.6	$731.2	$1,133.4
Net investment income	—	12.0	19.6
Net realized and unrealized investment gains	—	.7	13.3
Other revenue	—	55.1	71.1
Total revenues	10.6	799.0	1,237.4
Expenses
Loss and loss adjustment expenses	48.4	574.9	851.4
Insurance and reinsurance acquisition expenses	(2.1)	157.0	251.2
Other underwriting expenses	1.7	91.4	124.9
General and administrative expenses	—	38.3	48.7
Total expenses	48.0	861.6	1,276.2
Pre-tax loss	(37.4)	(62.6)	(38.8)
Income tax benefit	13.4	25.9	8.7
Loss from discontinued operations	(24.0)	(36.7)	(30.1)
Gain on sale of Esurance and AFI, net of tax	—	677.5	—
Loss on sale of AutoOne and Runoff Transaction, net of tax	(91.0)	(19.2)	—
Net (loss) income from discontinued operations	$(115.0)	$621.6	$(30.1)

Earnings (Loss) Per Share
Basic earnings (loss) per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities.  Diluted earnings (loss) per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.  The following table outlines the computation of earnings (loss) per share for discontinued operations for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Basic and diluted earnings (loss) per share numerators (in millions):
Net (loss) income attributable to White Mountains’ common shareholders	$(115.0)	$621.6	$(30.1)
Allocation of income for participating unvested restricted common shares (1)	1.5	(5.4)	.4
Net (loss) income attributable to White Mountains’ common shareholders, net of restricted common share amounts (3)	$(113.5)	$616.2	$(29.7)
Basic earnings (loss) per share denominators (in thousands):
Total average common shares outstanding during the period	6,799.8	7,881.0	8,548.4
Average unvested restricted common shares (1)	(91.1)	(69.4)	(97.3)
Basic earnings (loss) per share denominator	6,708.7	7,811.6	8,451.1
Diluted earnings (loss) per share denominator (in thousands):
Total average common shares outstanding during the period	6,799.8	7,881.0	8,548.4
Average unvested restricted common shares (1)	(91.1)	(69.4)	(97.3)
Average outstanding dilutive options to acquire common shares (2)	—	—	.5
Diluted earnings (loss) per share denominator	6,708.7	7,811.6	8,451.6
Basic and diluted (loss) earnings per share (in dollars):	$(16.91)	$78.88	$(3.51)

(1)	Restricted common shares outstanding vest either in equal annual installments or upon a stated date (see Note 11).

(2)
The diluted earnings per share denominator for the year ended December 31, 2010 includes 1,200 common shares issuable upon exercise of incentive options at an average strike price of $189.31 per common share. The non-qualified options were not included in the diluted earnings per share denominator for any of the periods presented as their inclusion would be anti-dilutive.

(3)	Net income (loss) attributable to White Mountains’ common shareholders, net of restricted share amounts, is equal to undistributed earnings (loss) for the years ended December 31, 2012, 2011 and 2010.

(4)	Restricted shares issued by White Mountains contain dividend participation features, and therefore, are considered participating securities.

NOTE 21. Subsequent Event

Sale of Essentia
On January 2, 2013, OneBeacon completed the sale of Essentia Insurance Company (“Essentia”), an indirect wholly owned subsidiary that wrote policies for the Hagerty collector car and boat business, to Markel Corporation. OneBeacon will recognize a pre-tax gain on sale of approximately $23 million ($15 million after tax) in the first quarter of 2013. The Hagerty business associated with this agreement generated net written premiums of approximately $179.7 million, $166.6 million and $153 million (8.0% of WhiteMountains’ consolidated written premiums for all periods), for the years ended December 31, 2012, 2011 and 2010.

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
We assessed the effectiveness of White Mountains' internal control over financial reporting as of December 31, 2012. Our assessment did not include an assessment of the internal control over financial reporting for certain recent acquisitions. These acquisitions were Physicians Insurance Company of Ohio, Citation Insurance Company, American General Indemnity Company and American General Property Insurance Company which combined represent less than 1% of White Mountains' total assets as of December 31, 2012 and less than 1% of White Mountains' total revenue for the year ended December 31, 2012. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, we have concluded that White Mountains maintained effective internal control over financial reporting as of December 31, 2012.
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of White Mountains’ internal control over financial reporting as of December 31, 2012 as stated in their report which appears on page F-82.

February 28, 2013

/s/ RAYMOND BARRETTE	/s/ DAVID T. FOY
Chairman and CEO (Principal Executive Officer)	Executive Vice President and CFO (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of White Mountains Insurance Group, Ltd.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of White Mountains Insurance Group, Ltd. and its subsidiaries (the "Company") at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Annual Report on Internal Control Over Financial Reporting, management has excluded Physicians Insurance Company of Ohio, Citation Insurance Company, American General Indemnity Company and American General Property Insurance Company from its assessment of internal control over financial reporting as of December 31, 2012 because the entities were recently acquired by the Company. We have also excluded Physicians Insurance Company of Ohio, Citation Insurance Company, American General Indemnity Company and American General Property Insurance Company from our audit of internal control over financial reporting. Physicians Insurance Company of Ohio, Citation Insurance Company, American General Indemnity Company and American General Property Insurance Company are wholly-owned subsidiaries whose combined total assets and combined total revenues represent less than 1% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/s/ PricewaterhouseCoopers
Boston, Massachusetts
February 28, 2013

SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)

Selected quarterly financial data for 2012 and 2011 is shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for the interim periods. As a result of the Esurance Sale and AutoOne Sale, the results of operations for Esurance and AutoOne have been classified as discontinued operations and are now presented, net of related income taxes, as such in the statement of comprehensive income. Prior year amounts have been reclassified to conform to the current period’s presentation (see Note 20).

	2012 Three Months Ended				2011 Three Months Ended
Millions, except per share amounts	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Revenues	$566.4	$697.4	$542.3	$629.7	$593.4	$501.7	$552.4	$525.6
Expenses	617.2	562.3	504.7	488.8	495.0	500.5	516.6	563.0
Pre-tax income (loss)	(50.8)	135.1	37.6	140.9	98.4	1.2	35.8	(37.4)
Tax benefit (expense)	101.0	(47.8)	(6.4)	(31.1)	110.9	0.6	(8.8)	7.3
Income (loss) from continuing operations	50.2	87.3	31.2	109.8	209.3	1.8	27.0	(30.1)
Income (loss) from discontinued operations, net of tax	0.5	(106.8)	0.5	(9.2)	647.6	(30.1)	(2.4)	6.5
Non-controlling interest in consolidated subsidiaries	12.0	30.9	(12.1)	(16.8)	(20.3)	11.0	(20.8)	(11.4)
Equity in (loss) earnings of unconsolidated affiliates	5.5	7.7	6.5	10.2	(36.4)	1.5	7.9	6.8
Income (loss) attributable to White Mountains’ common shareholders	$68.2	$19.1	$26.1	$94.0	$800.2	$(15.8)	$11.7	$(28.2)
Income (loss) attributable to White Mountains’ common shareholders:
Basic
Continuing operations	$10.36	$19.11	$3.85	$13.85	$20.03	$1.80	$1.78	$(4.33)
Discontinued operations	0.07	(16.21)	0.07	(1.24)	85.01	(3.80)	(0.30)	0.82
Total consolidated operations	10.43	2.90	3.92	12.61	105.04	(2.00)	1.48	(3.51)
Diluted
Continuing operations	$10.36	$19.11	$3.85	$13.85	$20.03	$1.80	$1.78	$(4.33)
Discontinued operations	0.07	(16.21)	0.07	(1.24)	85.01	(3.80)	(0.30)	0.82
Total consolidated operations	10.43	2.90	3.92	12.61	105.04	(2.00)	1.48	(3.51)
Adjusted book value per share	$587.63	$573.66	$564.77	$565.38	$542.11	$436.18	$542.11	$446.70

SCHEDULE I

WHITE MOUNTAINS INSURANCE GROUP, LTD.

SUMMARY OF INVESTMENTS—OTHER THAN
INVESTMENTS IN RELATED PARTIES
At December 31, 2012

Millions	Cost	Carrying Value (1)	Fair Value
Fixed maturities:
Bonds:
U.S. Government and government agencies and authorities	$440.4	$440.1	$440.1
Debt securities issued by industrial corporations	2,321.4	2,385.1	2,385.1
Mortgage-backed and asset-backed securities	2,081.0	2,095.6	2,095.6
States, municipalities and political subdivisions	5.3	5.2	5.2
Foreign governments	526.6	521.9	521.9
Redeemable preferred stocks	79.9	86.4	86.4
Total fixed maturities (1)	5,454.6	5,534.3	5,534.3
Short-term investments	630.6	630.6	630.6
Common equity securities:
Banks, trust and insurance companies	268.6	324.5	324.5
Public utilities	39.1	43.6	43.6
Industrial, miscellaneous and other	587.5	661.6	661.6
Total common equity securities	895.2	1,029.7	1,029.7
Convertible fixed maturities	121.7	127.4	127.4
Other long-term investments	257.2	294.2	294.2
Total investments (1)	$7,359.3	$7,616.2	$7,616.2

(1)	Carrying value and fair value includes $338.1 that is classified as assets held for sale relating to discontinued operations.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED BALANCE SHEETS

	December 31,
Millions	2012	2011
Assets:
Cash	$.5	$.7
Fixed maturity investments, at fair value (1) (2)	39.0	1,334.5
Common equity securities, at fair value	—	1.9
Short-term investments, at amortized cost (2)	8.9	72.3
Receivable due from subsidiary (2)	96.6	2.8
Other assets	1.0	5.1
Investments in consolidated and unconsolidated affiliates (1)(3)	3,664.6	2,687.3
Total assets	$3,810.6	$4,104.6
Liabilities:
Debt	$75.0	$—
Accounts payable and other liabilities	3.8	16.9
Total liabilities	78.8	16.9
White Mountains’ common shareholders’ equity	3,731.8	4,087.7
Total liabilities and equity (3)	$3,810.6	$4,104.6

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
Millions	2012	2011	2010
Revenues (including realized gains and losses)	$20.8	$6.4	$1.1
Expenses	32.4	51.7	42.2
Pre-tax loss	(11.6)	(45.3)	(41.1)
Income tax (expense) benefit	(.3)	6.5	(.6)
Net loss	(11.9)	(38.8)	(41.7)
Equity in earnings from consolidated and unconsolidated affiliates (3)	219.3	806.7	128.2
Net income attributable to White Mountains’ common shareholders	207.4	767.9	86.5
Other comprehensive loss items, after-tax	95.2	(81.7)	127.9
Comprehensive income attributable to White Mountains’ common shareholders	$302.6	$686.2	$214.4
Computation of net income available to common shareholders:
Net income available to common shareholders	$207.4	$767.9	$86.5
(1) During 2012, the Company sold the majority of its fixed maturity investments and used the proceeds to (a) contribute $663.0 to its subsidiaries, the majority of which was used to fund HG Global and (b) repurchase 1,329,640 of its common shares for $669.1.
(2) In November 2011, Lone Tree Insurance Group Ltd., a direct wholly-owned subsidiary of the Registrant, was liquidated into the Registrant. Significant non-cash balances that were transferred to the Registrant as part of the liquidation included fixed maturity investments of $1,146.9, short-term investments of $284.7 and a payable to subsidiary of $417.5.
(3) In 2011, the Company revised the presentation of investments in consolidated and unconsolidated affiliates, total liabilities and equity and equity in earnings (losses) from consolidated and unconsolidated affiliates to be net of non-controlling interests for all periods presented.

SCHEDULE II
(continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions	2012	2011	2010
Net income attributable to White Mountains’ common shareholders (2)	$207.4	$767.9	$86.5
Charges (credits) to reconcile net income to net cash from operations:
Net realized and unrealized (gains) losses on sales of investments	(11.0)	(3.1)	.1
Undistributed current earnings from subsidiaries (2)	(219.3)	(806.7)	(128.2)
Net change in other assets and other liabilities	12.1	13.7	27.9
Net cash used for operations	(10.8)	(28.2)	(13.7)
Cash flows from investing activities:
Net decrease in short-term investments (3)	63.3	267.3	166.5
Purchases of investment securities (3)	(706.2)	(237.3)	(5.8)
Sales and maturities of investment securities (1)	2,009.7	59.0	—
Issuance of debt (to) from subsidiaries	(121.0)	—	86.8
Repayment of debt from subsidiaries (3)	28.5	192.5	—
Contributions to subsidiaries (1)	(663.0)	—	—
Distributions from subsidiaries	—	7.2	—
Net cash provided from investing activities	611.3	288.7	247.5
Cash flows from financing activities:
Draw down of revolving line of credit	150.0	—	—
Repayment of debt	(75.0)	—	—
Proceeds from issuances of common shares	—	.9	.7
Repurchases and retirement of common shares (1)	(669.1)	(253.0)	(225.6)
Dividends paid on common shares	(6.6)	(8.0)	(8.8)
Net cash used for financing activities	(600.7)	(260.1)	(233.7)
Net (decrease) increase in cash during the year	(.2)	.4	.1
Cash balance at beginning of year	.7	.3	.2
Cash balance at end of year	$.5	$.7	$.3
(1) During 2012, the Company sold the majority of its fixed maturity investments and used the proceeds to (a) contribute $663.0 to its subsidiaries, the majority of which was used to fund HG Global and (b) repurchase 1,329,640 of its common shares for $669.1.
(2) In 2011, the Company revised the presentation of net income attributable to White Mountains’ common shareholders and undistributed current earnings from subsidiaries to be net of non-controlling interests for all periods presented.
(3) In November 2011, Lone Tree Insurance Group Ltd., a direct wholly-owned subsidiary of the Registrant, was liquidated into the Registrant.
Significant non-cash balances that were transferred to the Registrant as part of the liquidation included fixed maturity investments of $1,146.9, short-term investments of $284.7 and a payable to subsidiary of $417.5

SCHEDULE III

WHITE MOUNTAINS INSURANCE GROUP, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
(Millions)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premiums earned	Net investment income (1)	Benefits, claims, losses, and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Years ended:
December 31, 2012:
OneBeacon	$123.9	$1,000.0	$573.8	$—	$1,132.0	$53.6	$650.0	$249.4	$205.2	$1,179.2
Sirius Group	71.4	2,168.9	350.2	—	931.6	65.0	543.9	180.8	116.4	947.7
HG Global/BAM	—	—	—	—	—	2.2	—	—	.2	—
Other operations	—	—	—	—	—	0.5	—	—	—	—
December 31, 2011:
OneBeacon	$123.5	$3,358.6	$528.0	$—	$1,012.2	$71.4	$548.3	$221.2	$162.3	$1,062.7
Sirius Group	63.5	2,343.7	319.0	—	912.3	89.9	626.0	181.0	105.8	915.7
Other operations	—	—	—	—	—	(0.1)	—	—	—	—
December 31, 2010:
OneBeacon	$114.5	$3,295.5	$627.5	$—	$1,181.1	$96.6	$685.6	$252.1	$196.1	$1,167.7
Sirius Group	61.6	2,441.3	311.2	—	847.9	90.5	531.0	167.5	99.8	865.8
Other operations	—	—	—	—	—	(0.1)	—	—	—	—

(1)
The amounts shown exclude net investment income relating to non-insurance operations in the other operations segment of $32.3, $23.3 and $21.9 for the twelve months ended December 31, 2012, 2011 and 2010, respectively.

SCHEDULE IV

WHITE MOUNTAINS INSURANCE GROUP, LTD.
REINSURANCE
(Millions)

Column A	Column B	Column C	Column D	Column E	Column F
Premiums earned	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Years ended:
December 31, 2012
OneBeacon	$1,158.3	$(79.1)	$52.8	$1,132.0	4.7%
Sirius Group	169.9	(226.6)	988.3	931.6	106.1%
December 31, 2011
OneBeacon	$1,035.9	$(66.0)	$42.3	$1,012.2	4.2%
Sirius Group	128.5	(206.0)	989.8	912.3	108.5%
December 31, 2010
OneBeacon	$1,242.5	$(122.1)	$60.7	$1,181.1	5.1%
Sirius Group	117.9	(199.7)	929.7	847.9	109.6%

SCHEDULE V

WHITE MOUNTAINS INSURANCE GROUP, LTD.
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions (subtractions)
Millions	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions described (1)	Balance at end of period
Years ended:

December 31, 2012
Reinsurance recoverable on paid losses:
Allowance for reinsurance balances	$34.4	$(.6)	$—	$1.7	$35.5
Property and casualty insurance and reinsurance premiums receivable:
Allowance for uncollectible accounts	3.4	1.1	—	(.1)	4.4

December 31, 2011
Reinsurance recoverable on paid losses:
Allowance for reinsurance balances	$29.4	$8.5	$—	$(3.5)	$34.4
Property and casualty insurance and reinsurance premiums receivable:
Allowance for uncollectible accounts	3.9	—	(.5)	—	3.4

December 31, 2010
Reinsurance recoverable on paid losses:
Allowance for reinsurance balances	$30.0	$(.4)	$—	$(.2)	$29.4
Property and casualty insurance and reinsurance premiums receivable:
Allowance for uncollectible accounts	6.3	.2	(1.0)	(1.6)	3.9

(1)	Represents net collections (charge-offs) of balances receivables and foreign currency translation.

SCHEDULE VI

WHITE MOUNTAINS INSURANCE GROUP, LTD.
SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS
(Millions)

Column A	Column B	Column C	Column D		Column E	Column F	Column G	Column H		Column I	Column J	Column K
	Deferred acquisition costs	Reserves for Unpaid Claims and Claims Adjustment Expenses	Discount, if any, deducted in Column C		Unearned Premiums	Earned Premiums	Net investment income	Claims and Claims Adjustment Expenses Incurred Related to		Amortization of deferred policy acquisition costs	Paid Claims and Claims Adjustment Expenses	Premiums written
Affiliation with registrant								(1) Current Year	(2) Prior Year
OneBeacon:
2012	$123.9	$1,000.0	$4.6	(1)	$573.8	$1,132.0	$53.6	$657.4	$(7.4)	$249.4	$565.1	$1,179.2
2011	123.5	3,358.6	271.6	(1)	528.0	1,012.2	71.4	578.1	(29.8)	221.2	523.2	1,062.7
2010	114.5	3,295.5	295.9	(1)	627.5	1,181.1	96.6	721.6	(36.0)	252.1	654.8	1,167.7
Sirius Group:
2012	$71.4	$2,168.9	$2.4	(2)	$350.2	$931.6	$65.0	$578.4	$(34.5)	$180.8	$741.2	$947.7
2011	63.5	2,343.7	12.8	(2)	319.0	912.3	89.9	672.9	(46.9)	181.0	642.0	915.7
2010	61.6	2,441.3	21.1	(2)	311.2	847.9	90.5	588.1	(57.1)	167.5	437.0	865.8

(1)
The amounts shown represent OneBeacon’s discount on its long-term workers compensation loss and LAE reserves, as such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual basis. OneBeacon discounts these reserves using a discount rate which is determined based on the facts and circumstances applicable at the time the claims are settled (3.5%, 4.5% and 5.0% at December 31, 2012, 2011 and 2010). Also the amounts shown include unamortized fair value adjustments to reserves for unpaid claims and claims adjustment expenses made in purchase accounting as a result of White Mountains’ purchase of OneBeacon for the years ended December 31, 2012, 2011 and 2010.

(2)
The amount shown represents unamortized fair value adjustments to reserves for unpaid claims and claims adjustment expenses made in purchase accounting as a result of White Mountains’ purchase of Sirius International during 2004.