Form 10-Q
period 2013-03-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2013-04-29
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2013

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

As of April 29, 2013, 6,176,210 common shares with a par value of $1.00 per share were outstanding (which includes 95,380 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Part I.FINANCIAL INFORMATION.

Item 1.	Financial Statements
WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEET

(Millions, except share amounts)	March 31, 2013	December 31, 2012
Assets	Unaudited
Fixed maturity investments, at fair value	$4,854.4	$5,196.2
Short-term investments, at amortized cost (which approximates fair value)	654.4	630.6
Common equity securities, at fair value	1,073.2	1,029.7
Convertible fixed maturity investments, at fair value	95.6	127.4
Other long-term investments	295.2	294.2
Total investments	6,972.8	7,278.1
Cash (restricted: $188.5 and $249.8)	411.5	462.4
Reinsurance recoverable on unpaid losses	410.8	429.1
Reinsurance recoverable on paid losses	15.6	17.9
Insurance and reinsurance premiums receivable	717.6	556.3
Funds held by ceding companies	110.6	127.4
Investments in unconsolidated affiliates	383.6	387.9
Deferred acquisition costs	190.4	195.3
Deferred tax asset	539.1	569.6
Ceded unearned insurance and reinsurance premiums	144.1	91.8
Accrued investment income	44.7	45.9
Accounts receivable on unsettled investment sales	99.0	3.9
Other assets	416.5	503.0
Assets held for sale	2,155.2	2,226.8
Total assets	$12,611.5	$12,895.4
Liabilities
Loss and loss adjustment expense reserves	$3,100.6	$3,168.9
Unearned insurance and reinsurance premiums	1,064.9	924.1
Variable annuity benefit guarantee	251.6	441.5
Debt	676.2	751.2
Deferred tax liability	337.1	341.3
Accrued incentive compensation	100.8	159.0
Ceded reinsurance payable	175.7	116.5
Funds held under reinsurance treaties	67.3	43.7
Accounts payable on unsettled investment purchases	25.7	11.4
Other liabilities	374.4	452.8
Liabilities held for sale	2,155.2	2,226.8
Total liabilities	8,329.5	8,637.2
Equity
White Mountains’ common shareholders’ equity
White Mountains’ common shares at $1 par value per share - authorized 50,000,000 shares;
issued and outstanding 6,176,210 and 6,290,964 shares	6.2	6.3
Paid-in surplus	1,031.1	1,050.9
Retained earnings	2,601.4	2,542.7
Accumulated other comprehensive income, after tax:
Equity in net unrealized gains from investments in unconsolidated affiliates	49.7	57.7
Net unrealized foreign currency translation gains	82.0	85.7
Pension liability and other	(11.5)	(11.5)
Total White Mountains’ common shareholders’ equity	3,758.9	3,731.8
Non-controlling interests
Non-controlling interest - OneBeacon Ltd.	263.5	251.4
Non-controlling interest - SIG Preference Shares	250.0	250.0
Non-controlling interest - HG Global	16.6	16.6
Non-controlling interest - BAM	(53.8)	(36.0)
Non-controlling interest - other	46.8	44.4
Total non-controlling interests	523.1	526.4
Total equity	4,282.0	4,258.2
Total liabilities and equity	$12,611.5	$12,895.4
 See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Unaudited

	Three Months Ended
	March 31,
(Millions, except per share amounts)	2013	2012
Revenues:
Earned insurance and reinsurance premiums	$495.4	$498.0
Net investment income	28.5	41.8
Net realized and unrealized investment gains	75.2	58.6
Other revenue	28.3	31.2
Total revenues	627.4	629.6
Expenses:
Loss and loss adjustment expenses	244.3	249.8
Insurance and reinsurance acquisition expenses	98.2	109.1
Other underwriting expenses	79.1	73.5
General and administrative expenses	43.8	45.5
Interest expense on debt	10.2	10.9
Total expenses	475.6	488.8

Pre-tax income from continuing operations	151.8	140.8

Income tax expense	(41.6)	(31.1)

Net income from continuing operations	110.2	109.7

Net income (loss) from discontinued operations, net of tax	.5	(9.3)

Income before equity in earnings of unconsolidated affiliates	110.7	100.4

Equity in earnings of unconsolidated affiliates, net of tax	9.2	10.2

Net income	119.9	110.6
Net loss (income) attributable to non-controlling interests	.5	(16.8)

Net income attributable to White Mountains’ common shareholders	120.4	93.8

Other comprehensive income, net of tax:
Change in equity in net unrealized losses from investments in unconsolidated affiliates	(8.0)	(1.2)
Change in foreign currency translation and other	(3.7)	23.5

Comprehensive income	108.7	116.1
Comprehensive income attributable to non-controlling interests	—	—
Comprehensive income attributable to White Mountains’ common shareholders	$108.7	$116.1

Income (loss) per share attributable to White Mountains’ common shareholders
Basic income (loss) per share
Continuing operations	$19.10	$13.86
Discontinued operations	.07	(1.25)
Total consolidated operations	$19.17	$12.61

Diluted income (loss) per share
Continuing operations	$19.10	$13.86
Discontinued operations	.07	(1.25)
Total consolidated operations	$19.17	$12.61

Dividends declared per White Mountains’ common share	$1.00	$1.00
 See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited

	White Mountains’ Common Shareholders’ Equity
(Millions)	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2013	$1,057.2	$2,542.7	$131.9	$3,731.8	$526.4	$4,258.2

Net income (loss)	—	120.4	—	120.4	(.5)	119.9
Net change in unrealized losses from investments in unconsolidated affiliates	—	—	(8.0)	(8.0)	—	(8.0)
Net change in foreign currency translation	—	—	(3.7)	(3.7)	—	(3.7)
Net change in pension liability and other accumulated comprehensive items	—	—	—	—	—	—
Total comprehensive income (loss)	—	120.4	(11.7)	108.7	(0.5)	108.2
Dividends declared on common shares	—	(6.2)	—	(6.2)	—	(6.2)
Dividends to non-controlling interests	—	—	—	—	(5.2)	(5.2)
Repurchases and retirements of common shares	(23.5)	(55.5)	—	(79.0)	—	(79.0)
Issuances of common shares	—	—	—	—	—	—
Net contributions from non-controlling interests	—	—	—	—	2.2	2.2
Amortization of restricted share and option awards	3.6	—	—	3.6	0.2	3.8
Balance at March 31, 2013	$1,037.3	$2,601.4	$120.2	$3,758.9	$523.1	$4,282.0

	White Mountains’ Common Shareholders’ Equity
(Millions)	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2012	$1,261.3	$2,789.7	$36.7	$4,087.7	$580.2	$4,667.9

Net income	—	93.8	—	93.8	16.8	110.6
Net change in unrealized losses from investments in unconsolidated affiliates	—	—	(1.2)	(1.2)	—	(1.2)
Net change in foreign currency translation	—	—	23.5	23.5	—	23.5
Net change in pension liability and other accumulated comprehensive items	—	—	—	—	—	—
Total comprehensive income	—	93.8	22.3	116.1	16.8	132.9
Dividends declared on common shares	—	(6.6)	—	(6.6)	—	(6.6)
Dividends to non-controlling interests	—	—	—	—	(5.0)	(5.0)
Repurchases and retirements of common shares	(162.6)	(323.2)	—	(485.8)	—	(485.8)
Issuances of common shares	4.6	—	—	4.6	—	4.6
Net distributions to non-controlling interests	—	—	—	—	(1.5)	(1.5)
Amortization of restricted share and option awards	2.8	—	—	2.8	.2	3.0
Balance at March 31, 2012	$1,106.1	$2,553.7	$59.0	$3,718.8	$590.7	$4,309.5

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended
	March 31,
(Millions)	2013	2012
Cash flows from operations:
Net income	$119.9	$110.6
Charges (credits) to reconcile net income to net cash (used for) provided from operations:
Net realized and unrealized investment gains	(75.2)	(58.6)
Deferred income tax expense	25.8	26.3
Net (income) loss from discontinued operations	(.5)	9.3
Gain on sale of subsidiary - Essentia	(23.0)	—
Excess of fair value of acquired net assets over cost - American Fuji	(6.9)	—
Undistributed equity in earnings from unconsolidated affiliates, net of tax	(9.2)	(10.2)
Other operating items:
Net change in loss and loss adjustment expense reserves	(86.2)	(172.0)
Net change in reinsurance recoverable on paid and unpaid losses	20.1	43.7
Net change in unearned insurance and reinsurance premiums	146.1	215.3
Net change in variable annuity benefit guarantee liabilities	(189.9)	(220.0)
Net change in variable annuity benefit derivative instruments	22.5	116.1
Net change in deferred acquisition costs	4.5	(10.0)
Net change in funds held by ceding companies	25.2	(.6)
Net change in ceded unearned premiums	(52.4)	(54.4)
Net change in funds held under reinsurance treaties	23.7	1.3
Net change in insurance and reinsurance premiums receivable	(179.7)	(242.1)
Net change in ceded reinsurance payable	75.7	51.2
Net change in other assets and liabilities, net	(24.7)	(78.1)
Net cash used for operations - continuing operations	(184.2)	(272.2)
Net cash used for operations - discontinued operations	(40.7)	(61.1)
Net cash used for operations	(224.9)	(333.3)
Cash flows from investing activities:
Net change in short-term investments	26.3	(88.1)
Sales of fixed maturity and convertible fixed maturity investments	1,962.9	2,450.2
Maturities, calls and paydowns of fixed maturity and convertible fixed maturity investments	176.3	194.9
Sales of common equity securities	181.9	22.2
Distributions and redemptions of other long-term investments	20.9	11.1
Sales of consolidated and unconsolidated affiliates, net of cash sold	31.3	—
Funding of operational cash flows for discontinued operations	(40.7)	(61.1)
Purchases of other long-term investments	(17.4)	(6.1)
Purchases of common equity securities	(143.3)	(98.7)
Purchases of fixed maturity and convertible fixed maturity investments	(1,742.5)	(1,737.1)
Purchases of consolidated and unconsolidated affiliates, net of cash acquired	(9.2)	—
Net change in unsettled investment purchases and sales	(80.8)	67.1
Net acquisitions of property and equipment	(3.5)	(.6)
Net cash provided from investing activities - continuing operations	362.2	753.8
Net cash provided from investing activities - discontinued operations	40.7	61.1
Net cash provided from investing activities	402.9	814.9
Cash flows from financing activities:
Draw down of revolving line of credit	80.0	—
Repayment of revolving line of credit	(155.0)	—
Payments on capital lease obligation	(1.8)	(1.2)
Cash dividends paid to the Company’s common shareholders	(6.2)	—
Cash dividends paid to OneBeacon Ltd.’s non-controlling common shareholders	(5.0)	(5.0)
Common shares repurchased	(79.0)	(485.8)
Net cash used for financing activities - continuing operations	(167.0)	(492.0)
Net cash (used for) provided from financing activities - discontinued operations	—	—
Net cash used for financing activities	(167.0)	(492.0)
Effect of exchange rate changes on cash	(.6)	(1.7)
Net change in cash during the period	10.4	(12.1)
Cash reclassified from assets held for sale (cash sold of $0 and $3.5)	—	5.5
Cash balances at beginning of period (excludes restricted cash balances of $249.8 and $453.5)	212.6	251.9
Cash balances at end of period (excludes restricted cash balances of $188.5 and $360.1)	$223.0	$245.3
Supplemental cash flows information:
Interest paid	$(12.9)	$(12.8)
Net income tax payments to national governments	$(2.2)	$(8.7)

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
The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of U.S.-based property and casualty insurance companies (collectively, “OneBeacon”). OneBeacon is a specialty property and casualty insurance writer that offers a wide range of insurance products through independent agencies, regional and national brokers, wholesalers and managing general agencies. As of both March 31, 2013 and December 31, 2012, White Mountains owned 75.2% of OneBeacon Ltd.’s outstanding common shares.
As discussed further in Note 2, OneBeacon entered into a definitive agreement to sell its runoff business in October 2012 (the “Runoff Transaction”) and sold its AutoOne Insurance business (“AutoOne”) in February 2012.  Accordingly, the runoff business and AutoOne are presented as discontinued operations. Assets and liabilities associated with the runoff business as of March 31, 2013 and December 31, 2012 have been presented as held for sale in the financial statements. Prior year income statement and cash flow amounts have been reclassified to conform to the current year's presentation. (See Note 15 for discontinued operations).
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
The HG Global/BAM segment consists of White Mountains' investment in HG Global Ltd. (“HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”). During the third quarter of 2012, White Mountains capitalized HG Global with approximately $600 million to fund the start-up of BAM. BAM is a municipal bond insurer domiciled in New York that was established to provide insurance on bonds issued to support essential U.S. public purposes such as schools, utilities, core governmental functions and existing transportation facilities. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503 million of surplus notes issued by BAM (the “BAM Surplus Notes”). HG Global, through its wholly-owned subsidiary, HG Re Ltd. (“HG Re”), also provides 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. As of March 31, 2013 and December 31, 2012, White Mountains owned 97.3% of HG Global's preferred equity and 88.7% of its common equity. White Mountains does not have an ownership interest in BAM, which is a mutual insurance company owned by its members. However, GAAP requires White Mountains to consolidate BAM's results in its financial statements. BAM's results are attributed to non-controlling interests.
White Mountains’ Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), White Mountains’ variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd. (“WM Life Re”), which is in runoff, as well as various other entities not included in other segments. Prior to 2012, the Other Operations segment also included the consolidated results of the Tuckerman Capital, LP fund (“Tuckerman Fund I”). On December 31, 2011, Tuckerman Fund I was dissolved and all of the net assets of the fund were distributed to the owners of the fund, of which White Mountains owned approximately 94%. In conjunction with the dissolution, White Mountains received a portion of the shares of Hamer, LLC (“Hamer”) and Bri-Mar Manufacturing, LLC (“Bri-Mar”), two small manufacturing companies.  Prior to the dissolution, Tuckerman Fund I was consolidated within White Mountains' financial statements.  The consolidated results of Hamer and Bri-Mar are included in the Other Operations segment from January 1, 2012 through September 30, 2012, from which point these companies were no longer consolidated by White Mountains.

White Mountains' discontinued operations consist of OneBeacon's runoff business and AutoOne.  The OneBeacon runoff business included assets and liabilities that were principally related to non-specialty commercial lines and certain other runoff business that it no longer writes, including nearly all of its asbestos and environmental reserves. AutoOne was formed by OneBeacon in 2001 to provide products and services to automobile assigned risk markets primarily in New York and New Jersey.
All significant intercompany transactions have been eliminated in consolidation. These interim financial statements include all adjustments considered necessary by management to fairly present the financial position, results of operations and cash flows of White Mountains. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation. Refer to the Company’s 2012 Annual Report on Form 10-K for a complete discussion regarding White Mountains’ significant accounting policies.

Non-controlling Interests
Non-controlling interests consist of the ownership interests of non-controlling shareholders in consolidated subsidiaries and are presented separately on the balance sheet.
The percentage of the non-controlling shareholders' ownership interest in OneBeacon Ltd. at both March 31, 2013 and December 31, 2012 was 24.8%.
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
White Mountains is required to consolidate BAM in its GAAP financial statements. However, since BAM is a mutual insurance company that is owned by its members, BAM's results do not affect White Mountains' common shareholders' equity as they are attributable to non-controlling interests. For the three months ended March 31, 2013, BAM reported $20.1 million in losses that have been allocated to non-controlling interest.
In May 2007, Sirius International Group, Ltd. (“SIG”), an intermediate holding company of Sirius Group, issued $250 million non-cumulative perpetual preference shares, with a $1,000 per share liquidation preference (the “SIG Preference Shares”), and received $245.7 million of proceeds, net of $4.3 million of issuance costs and commissions. SIG Preference Shares and dividends thereon are included in non-controlling interest on the balance sheet and on the statement of income and comprehensive income.
At March 31, 2013 and December 31, 2012, the non-controlling equity interest in White Mountains' consolidated limited partnerships was $44.1 million and $41.5 million.  At March 31, 2013 and December 31, 2012, the non-controlling equity interest in A.W.G. Dewar Inc, a subsidiary of OneBeacon, was $2.5 million and $2.8 million. At both March 31, 2013 and December 31, 2012, the non-controlling equity interest in Passage2Health Limited, a subsidiary of Sirius Group, was $0.2 million.

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
White Mountains adopted ASU 2010-26 prospectively. Upon adoption, certain acquisition costs, primarily a portion of the profit sharing commissions associated with OneBeacon's collector car and boat business, no longer met the criteria for deferral.  During the year ended December 31, 2012, White Mountains recognized $5.6 million of expense related to such previously deferrable acquisition costs that, if White Mountains had adopted ASU 2010-26 retrospectively, would have been recognized during 2011.

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

Recently Issued Accounting Pronouncements

Offsetting Assets and Liabilities
 Effective January 1, 2013, White Mountains adopted ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (ASC 210) and ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The new guidance expands the required disclosures in circumstances where either balances have been offset or the right of offset exists to make it easier for financial statement users to evaluate the effect or potential effect of netting arrangements on a reporting entity’s financial position. White Mountains is party to master netting arrangements in connection with derivative instruments held by WM Life Re and Sirius International. As a result of adoption, White Mountains has expanded its disclosures to present the gross amounts of assets and liabilities subject to master netting arrangements along with any related collateral amounts.

Note 2. Significant Transactions

Sale of Essentia Insurance Company
Effective January 1, 2013, OneBeacon completed the sale of Essentia Insurance Company (“Essentia”), an indirect wholly-owned subsidiary which wrote the collector car and boat business, to Markel Corporation. Concurrently therewith, OneBeacon and Hagerty Insurance Agency (“Hagerty”) terminated their underwriting arrangement with respect to the collector car and boat business. OneBeacon recognized a pre-tax gain on sale of $23.0 million ($15.0 million after tax) in the first quarter of 2013. The business associated with this agreement generated net written premiums of $35.3 million, or 11.7% of consolidated net written premiums, for the three months ended March 31, 2012.

WM Solutions
In the third quarter of 2013, WM Solutions acquired American Fuji Fire (“American Fuji”), an AIG runoff subsidiary. The transaction resulted in a gain of $6.9 million recorded in other revenues.

Sale of OneBeacon Runoff Business
On October 17, 2012, one of OneBeacon’s indirect wholly-owned subsdiaries, OneBeacon Insurance Group LLC, entered into a definitive agreement with Trebuchet US Holdings, Inc. (“Trebuchet”), a wholly-owned subsidiary of Armour Group Holdings Limited (together with Trebuchet, “Armour”), to sell its runoff business. Pursuant to the terms of the agreement, at closing OneBeacon will transfer to Trebuchet all of the issued and outstanding shares of common stock of certain legal entities that will contain the assets, liabilities (including gross and ceded loss reserves) and capital supporting the runoff business as well as certain elements of the runoff business infrastructure, including staff and office space. The transaction is subject to regulatory approvals (see Note 15).

Sale of AutoOne
On February 22, 2012, OneBeacon completed the sale of AutoOne to Interboro Holdings, Inc. (“Interboro”). OneBeacon formed AutoOne in 2001 to provide products and services to automobile assigned risk markets primarily in New York and New Jersey. OneBeacon transferred to the buyer AutoOne Insurance Company (“AOIC”) and AutoOne Select Insurance Company (“AOSIC”), which contained the assets, liabilities (including loss reserves and unearned premiums), and the capital of the AutoOne business, and transferred substantially all of the AutoOne infrastructure including systems and office space as well as certain staff.  As a result of the sale, AutoOne is reported as discontinued operations (see Note 15).

Common Shares Repurchased and Retired
During the past several years, White Mountains' board of directors has authorized the Company to repurchase its common shares, from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. As of March 31, 2013, White Mountains may repurchase an additional 545,496 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its board of directors.
During the three months ended March 31, 2013, the Company repurchased 140,224 common shares for $79.0 million at an average share price of $564, which were comprised of 140,000 common shares repurchased under the board authorization and 224 common shares repurchased pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not fall under the board authorizations referred to above.
During the three months ended March 31, 2012, the Company repurchased 977,019 common shares for $485.8 million at an average share price of $497, which were comprised of (1) 157,629 common shares repurchased under the board authorization for $76.0 million at an average share price of $482; (2) 816,829 common shares repurchased through a fixed-price tender offer for $408.6 million at a share price of $500; and (3) 2,561 common shares repurchased to satisfy employee income tax withholding, pursuant to employee benefit plans.

Note 3.  Loss and Loss Adjustment Expense Reserves

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activities of White Mountains’ insurance and reinsurance subsidiaries for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
Millions	2013	2012
Gross beginning balance	$3,168.9	$5,702.3
Less beginning reinsurance recoverable on unpaid losses	(429.1)	(2,507.3)
Net loss and LAE reserves	2,739.8	3,195.0

Less: Beginning net loss and LAE reserves for OneBeacon's runoff business (1)	—	(383.3)

Loss and LAE reserves acquired - American Fuji	21.3	—

Loss and LAE incurred relating to:
Current year losses	242.9	257.4
Prior year losses	1.4	(7.6)
Total incurred losses and LAE	244.3	249.8

Accretion of fair value adjustment to loss and LAE reserves	1.2	7.1
Foreign currency translation adjustment to loss and LAE reserves	(9.6)	11.8

Loss and LAE paid relating to:
Current year losses	(36.6)	(44.5)
Prior year losses	(270.6)	(322.9)
Total loss and LAE payments	(307.2)	(367.4)

Plus: Ending net loss and LAE reserves for OneBeacon's runoff business (1)	—	332.4

Net ending balance	2,689.8	3,045.4
Plus ending reinsurance recoverable on unpaid losses	410.8	2,465.4
Gross ending balance	$3,100.6	$5,510.8
(1) Loss and LAE reserve balances for OneBeacon's run-off business prior to September 30, 2012 were not classified as held for sale.  Adjustment is to present loss and LAE reserve activities from continuing operations.

Loss and LAE incurred relating to prior year losses for the three months ended March 31, 2013
During the three months ended March 31, 2013, White Mountains experienced $1.4 million of net unfavorable loss reserve development.  OneBeacon had net favorable loss reserve development of $2.9 million primarily driven by medical facilities and managed care errors and omissions lines in its healthcare business, which is included in OneBeacon's Professional Insurance underwriting unit. Sirius Group had net unfavorable loss reserve development of $4.3 million primarily due to a late reported agricultural claim related to the 2012 U.S. drought.

Loss and LAE incurred relating to prior year losses for the three months ended March 31, 2012
During the three months ended March 31, 2012, White Mountains experienced $7.6 million of net favorable loss reserve development. OneBeacon had net favorable loss reserve development of $1.9 million, primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines. Sirius Group had net favorable loss reserve development of $5.7 million included reductions for the 2011 Japan earthquake and tsunami of $8.1 million, partially offset by increases to asbestos and environmental reserves and reserves for other prior period catastrophe losses.

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
White Mountains recognized $1.2 million of such charges, recorded as loss and LAE for the three months ended March 31, 2013, and $7.1 million for the three months ended March 31, 2012.  Accretion of fair value adjustment to losses and LAE reserves increased by $5.0 million in the first quarter of 2012 due to the acceleration of the amortization of the purchase accounting established for the acquisition of Scandinavian Re. This acceleration was a result of a final settlement and commutation of Scandinavian Re's multi-year retrocessional Casualty Aggregate Stop Loss Agreement with St. Paul Fire & Marine Insurance Company (“St Paul”). As of March 31, 2013, the remaining pre-tax un-accreted adjustment was $4.5 million.

Note 4. Third Party Reinsurance

In the normal course of business, White Mountains’ insurance and reinsurance subsidiaries may seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. White Mountains remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.

OneBeacon
At March 31, 2013, OneBeacon had $2.4 million and $105.8 million of reinsurance recoverables on paid and unpaid losses. Reinsurance contracts do not relieve OneBeacon of its obligation to its policyholders. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. Uncollectible amounts historically have not been significant. As of March 31, 2013, greater than 90% of reinsurance recoverables on paid and unpaid losses are from reinsurers with an A.M. Best Company ("A.M. Best") rating of A (Excellent, which is the third highest of 16 financial strength ratings) or better. The largest recoverable from an individual reinsurer was $11.0 million with Hannover Ruckversich, which has an A.M. Best rating of A+ (Superior, which is the second highest of 16 financial strength ratings). The reinsurance balances associated with the runoff business are included in discontinued operations (see Note 15).

Sirius Group
At March 31, 2013, Sirius Group had $13.2 million of reinsurance recoverables on paid losses and $305.0 million of reinsurance recoverables on unpaid losses that will become recoverable if claims are paid in accordance with current reserve estimates. Because retrocessional reinsurance contracts do not relieve Sirius Group of its obligation to its insureds, the collectability of balances due from Sirius Group's reinsurers is critical to its financial strength. Sirius Group monitors the financial strength and ratings of retrocessionaires on an ongoing basis.
The following table provides a listing of Sirius Group’s top reinsurers based upon recoverable amounts, the percentage of total recoverables and the reinsurers’ A.M. Best Rating.

Top Reinsurers (Millions)	Balance at March 31, 2013	% of Total	A.M. Best Rating(1)	% Collateralized
Berkshire Hathaway	$56.9	18%	A++	—%
Swiss Re Group	34.8	11%	A+	—%
Olympus Reinsurance Company(2)	24.9	8%	NR-5	100%
Lloyds of London(3)	17.0	5%	A	9%
Michigan Catastrophic Claims Association(4)	14.7	5%	N/A	—%
(1)  A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of sixteen financial strength ratings), “A+” (Superior, which is the second highest of sixteen financial strength ratings), “A” (Excellent, which is the third highest of sixteen financial strength ratings) and “NR-5” (Not formally followed).
(2) Non-U.S. insurance entity. The balance is fully collateralized through funds held, letters of credit or trust agreements.
(3) Represents the total of reinsurance recoverables due to Sirius Group from all Lloyds Syndicates.
(4) Michigan Catastrophic Claims Association (“MCCA”) is a non-profit unincorporated association, established by the State of Michigan with the power to issue and collect assessments, to which every insurance company that sells automobile coverage in Michigan is required to be a member. A.M. Best does not rate MCCA. Sirius Group acquired its recoverable from MCCA in the acquisition of Stockbridge Insurance Company. As part of the acquisition, Sirius Group obtained $25.0 of reinsurance protection from the seller (currently rated A+ by A.M. Best) for unfavorable loss reserve development, including uncollectible reinsurance.

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
Realized investment gains and losses resulting from sales of investment securities are accounted for using the specific identification method.  Premiums and discounts on all fixed maturity investments are amortized or accreted to income over the anticipated life of the investment.  Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized or accreted cost, which approximated fair value as of March 31, 2013 and December 31, 2012.
Other long-term investments primarily comprise White Mountains’ investments in hedge funds and private equity funds.

Net Investment Income
Pre-tax net investment income for the three months ended March 31, 2013 and 2012 consisted of the following:

	Three Months Ended
	March 31,
Millions	2013	2012
Investment income:
Fixed maturity investments	$26.0	$36.7
Short-term investments	.8	1.0
Common equity securities	4.7	4.4
Convertible fixed maturity investments	.8	1.9
Other long-term investments	.7	.8
Interest on funds held under reinsurance treaties	—	—
Total investment income	33.0	44.8
Less third-party investment expenses	(4.5)	(3.0)
Net investment income, pre-tax	$28.5	$41.8

Net Realized and Unrealized Investment Gains and Losses

The following table summarizes net realized and unrealized investment gains (losses) for the three months ended March 31, 2013 and 2012:

	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
Millions	Net realized and unrealized gains (losses)	Net foreign exchange gains (losses)	Total net realized and unrealized gains (losses) reflected in earnings	Net realized and unrealized gains (losses)	Net foreign currency gains (losses)	Total net realized and unrealized gains (losses) reflected in earnings
Fixed maturity investments	$(8.0)	$(10.0)	$(18.0)	$30.7	$(21.4)	$9.3
Short-term investments	—	.1	.1	—	(.3)	(.3)
Common equity securities	84.5	(.2)	84.3	36.6	—	36.6
Convertible fixed maturity investments	1.6	(.2)	1.4	6.2	—	6.2
Other long-term investments	6.5	.5	7.0	10.2	(3.4)	6.8
Forward Contracts	.4	—	.4	—	—	—
Net realized and unrealized investment gains (losses), pre-tax	85.0	(9.8)	75.2	83.7	(25.1)	58.6
Income tax expense attributable to net realized and unrealized investment (losses) gains	(15.9)	2.2	(13.7)	(20.6)	6.6	(14.0)
Net realized and unrealized investment gains (losses), after tax	$69.1	$(7.6)	$61.5	$63.1	$(18.5)	$44.6

The following table summarizes the amount of total pre-tax gains included in earnings attributable to unrealized investment gains for Level 3 investments for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
Millions	2013	2012
Fixed maturity investments	$.2	$7.8
Common equity securities	(.1)	.5
Other long-term investments	6.4	7.2
Total unrealized investment gains, pre-tax - Level 3 investments	$6.5	$15.5

Investment Holdings
The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses, and carrying values of White Mountains’ fixed maturity investments as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$435.9	$.9	$(.1)	$(1.2)	$435.5
Debt securities issued by corporations	2,361.2	75.7	(2.6)	(24.6)	2,409.7
Municipal obligations	5.3	—	(.1)	—	5.2
Mortgage-backed and asset-backed securities	1,698.7	12.6	(1.9)	(2.1)	1,707.3
Foreign government, agency and provincial obligations	516.4	5.4	(6.3)	(9.4)	506.1
Preferred stocks	79.9	7.7	—	(.1)	87.5
Total fixed maturity investments including assets held for sale	$5,097.4	$102.3	$(11.0)	$(37.4)	$5,151.3
Fixed maturity investments reclassified to assets held for sale related to the Runoff Transaction					(296.9)
Total fixed maturity investments					$4,854.4

	December 31, 2012
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$440.4	$1.0	$(.1)	$(1.2)	$440.1
Debt securities issued by corporations	2,321.4	88.3	(1.6)	(23.0)	2,385.1
Municipal obligations	5.3	—	(.1)	—	5.2
Mortgage-backed and asset-backed securities	2,081.0	25.1	(1.1)	(9.4)	2,095.6
Foreign government, agency and provincial obligations	526.6	6.9	(3.0)	(8.6)	521.9
Preferred stocks	79.9	6.7	—	(.2)	86.4
Total fixed maturity investments including assets held for sale	$5,454.6	$128.0	$(5.9)	$(42.4)	$5,534.3
Fixed maturity investments reclassified to assets held for sale related to the Runoff Transaction					(338.1)
Total fixed maturity investments					$5,196.2

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses, and carrying values of White Mountains’ common equity securities, convertible fixed maturities and other long-term investments as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
Common equity securities	$876.8	$201.7	$(5.2)	$(.1)	$1,073.2
Convertible fixed maturity investments	$91.2	$5.9	$(1.3)	$(.2)	$95.6
Other long-term investments	$254.5	$57.0	$(10.3)	$(6.0)	$295.2

	December 31, 2012
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
Common equity securities	$895.2	$143.4	$(8.8)	$(.1)	$1,029.7
Convertible fixed maturity investments	$121.7	$6.1	$(.4)	$—	$127.4
Other long-term investments	$257.2	$65.9	$(22.8)	$(6.1)	$294.2

Hedge Funds and Private Equity Funds
 White Mountains holds investments in hedge funds and private equity funds, which are included in other long-term investments. The fair value of these investments has been estimated using the net asset value of the funds. At March 31, 2013, White Mountains held investments in 15 hedge funds and 38 private equity funds.  The largest investment in a single fund was $16.7 million at March 31, 2013. The following table summarizes investments in hedge funds and private equity interests by investment objective and sector at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Hedge funds
Long/short equity	$60.0	$—	$60.3	$—
Long/short credit & distressed	24.5	—	22.7	—
Long diversified strategies	1.7	—	1.7	—
Long/short equity REIT	16.7	—	16.0	—
Long/short equity activist	14.5	—	13.6	—
Long bank loan	.3	—	.3	—
Total hedge funds	117.7	—	114.6	—

Private equity funds
Multi-sector	25.9	8.9	23.3	5.4
Energy infrastructure & services	35.0	14.8	36.3	15.6
Distressed residential real estate	14.6	—	15.8	—
Real estate	10.9	3.3	11.6	3.3
Private equity secondaries	10.6	3.1	10.5	3.1
International multi-sector, Europe	4.2	5.0	5.1	5.0
Manufacturing/Industrial	9.0	28.7	9.9	29.1
Healthcare	4.2	5.0	4.3	5.4
International multi-sector, Asia	—	2.7	.4	2.7
Insurance	2.5	41.3	3.0	41.3
Aerospace/Defense/Government	3.0	21.8	2.8	22.2
Venture capital	2.2	.3	2.2	.3
Total private equity funds	122.1	134.9	125.2	133.4

Total hedge and private equity funds included in other long-term investments(1)	$239.8	$134.9	$239.8	$133.4
(1)  Excludes carrying value of $35.0 and $34.9 at January 1, 2013 and March 31, 2013 associated with hedge funds and private equity funds accounted for using the equity method.

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

The following summarizes the March 31, 2013 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Notice Period
Millions Redemption frequency	30-59 days notice	60-89 days notice	90-119 days notice	120+ days notice	Total
Monthly	$—	$—	$—	$6.8	$6.8
Quarterly	27.9	31.2	9.0	9.6	77.7
Semi-annual	—	22.7	—	—	22.7
Annual	1.7	—	8.5	.3	10.5
Total	$29.6	$53.9	$17.5	$16.7	$117.7

Certain of the hedge fund investments in which White Mountains is invested are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund’s underlying investments are liquidated.  At March 31, 2013, distributions of $2.6 million were outstanding from these investments. The actual amount of the final distribution remittances remain subject to market fluctuations. The date at which such remittances will be received is not determinable at March 31, 2013.
White Mountains has also submitted redemption requests for certain of its investments in active hedge funds.  At March 31, 2013, redemptions of $7.1 million are outstanding and are subject to market fluctuations. The majority of such remittances are expected to be received in the second quarter of 2013.  Redemptions are recorded as receivables when the investment is no longer subject to market fluctuations.
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
At March 31, 2013, investments in private equity funds were subject to lock-up periods as follows:

Millions	1-3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private Equity Funds — expected lock-up period remaining	$21.6	$34.0	$57.4	$9.1	$122.1

Fair value measurements at March 31, 2013
White Mountains’ invested assets that are measured at fair value include fixed maturity investments, common and preferred equity securities, convertible fixed maturity securities and other long-term investments, such as interests in hedge funds and private equity funds. Fair value measurements reflect management’s best estimate of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements fall into a hierarchy with three levels based on the nature of the inputs. Fair value measurements based on quoted prices in active markets for identical assets are at the top of the hierarchy (“Level 1”), followed by fair value measurements based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar, but not identical instruments (“Level 2”). Measurements based on unobservable inputs, including a reporting entity’s estimates of the assumptions that market participants would use are at the bottom of the hierarchy (“Level 3”).

White Mountains uses quoted market prices or other observable inputs to determine fair value for the vast majority of its investment portfolio. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs consist of fixed maturity investments including corporate debt, state and other governmental debt, convertible fixed maturity securities and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include White Mountains’ investments in hedge funds and private equity funds, as well as investments in certain debt and equity securities where quoted market prices are unavailable. White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value. The outside pricing services used by White Mountains have indicated that if no observable inputs are available for a security, they will not provide a price. In those circumstances, White Mountains estimates the fair value using industry standard pricing models and observable inputs such as benchmark interest rates, matrix pricing, market comparables, broker quotes, issuer spreads, bids, offers, credit rating, prepayment speeds and other relevant inputs. White Mountains performs procedures to validate the market prices obtained from the outside pricing sources. Such procedures, which cover substantially all of its fixed maturity investments include, but are not limited to, evaluation of model pricing methodologies and review of the pricing services’ quality control processes and procedures on at least an annual basis, comparison of market prices to prices obtained from different independent pricing vendors on at least a semi-annual basis, monthly analytical reviews of certain prices, and review of assumptions utilized by the pricing service for selected measurements on an ad hoc basis throughout the year. White Mountains also performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price on an ad-hoc basis throughout the year. Prices provided by the pricing services that vary by more than 5% and $1.0 million from the expected price based on these procedures are considered outliers. In circumstances where the results of White Mountains’ review process do not appear to support the market price provided by the pricing services, White Mountains challenges the price. If White Mountains cannot gain satisfactory evidence to support the challenged price, it relies upon its own pricing methodologies to estimate the fair value of the security in question. The fair values of such securities are considered to be Level 3 measurements.
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
In addition to the investments described above, White Mountains has $79.4 million and $79.7 million of investment-related liabilities recorded at fair value and included in other liabilities as of March 31, 2013 and December 31, 2012.  These liabilities relate to securities that have been sold short by limited partnerships in which White Mountains has investments and is required to consolidate under GAAP.  All of the liabilities included have a Level 1 designation.

Fair Value Measurements by Level

The following tables summarize White Mountains’ fair value measurements for investments at March 31, 2013 and December 31, 2012, by level:

	March 31, 2013
Millions	Fair value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturity investments:
U.S. Government and agency obligations	$435.5	$364.6	$70.9	$—

Debt securities issued by corporations:
Consumer	735.5	—	735.5	—
Financials	378.4	—	378.4	—
Communications	331.6	—	331.6	—
Industrial	308.0	—	308.0	—
Basic Materials	211.6	—	211.6	—
Utilities	202.3	—	202.3	—
Energy	183.2	—	183.2	—
Technology	53.0	—	53.0	—
Other	6.1	—	6.1	—
Total debt securities issued by corporations:	2,409.7	—	2,409.7	—

Mortgage-backed and asset-backed securities	1,707.3	—	1,677.2	30.1
Foreign government, agency and provincial obligations	506.1	48.5	457.6	—
Preferred stocks	87.5	—	16.6	70.9
Municipal obligations	5.2	—	5.2	—
Total fixed maturity investments (1)	5,151.3	413.1	4,637.2	101.0

Short-term investments	654.4	654.4	—	—

Common equity securities:
Financials	320.1	283.3	—	36.8
Consumer	305.8	305.8	—	—
Energy	86.2	86.2	—	—
Basic materials	77.6	77.6	—	—
Technology	76.9	76.9	—	—
Communications	39.9	39.9	—	—
Utilities	39.7	39.6	.1	—
Other	127.0	64.0	63.0	—
Total common equity securities	1,073.2	973.3	63.1	36.8

Convertible fixed maturity investments	95.6	—	95.6	—
Other long-term investments (2)	260.5	—	—	260.5
Total investments	$7,235.0	$2,040.8	$4,795.9	$398.3
(1) Carrying value includes $296.9 that is classified as assets held for sale relating to discontinued operations.
(2) Excludes carrying value of $34.9 associated with other long-term investment limited partnerships accounted for using the equity method and $(0.2) related to forward contracts.

	December 31, 2012
Millions	Fair value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturity investments:
U.S. Government and agency obligations	$440.1	$369.1	$71.0	$—

Debt securities issued by corporations:
Consumer	727.1	—	727.1	—
Financials	401.4	1.0	400.4	—
Industrial	330.8	—	330.8	—
Communications	276.1	—	276.1	—
Utilities	204.2	—	204.2	—
Basic materials	189.1	—	189.1	—
Energy	181.5	—	181.5	—
Technology	54.0	—	54.0	—
Other	20.9	—	20.9	—
Total debt securities issued by corporations:	2,385.1	1.0	2,384.1	—

Mortgage-backed and asset-backed securities	2,095.6	—	2,073.5	22.1
Foreign government, agency and provincial obligations	521.9	52.1	469.8	—
Preferred stocks	86.4	—	15.6	70.8
Municipal obligations	5.2	—	5.2	—
Total fixed maturity investments (1)	5,534.3	422.2	5,019.2	92.9

Short-term investments	630.6	630.6	—	—

Common equity securities:
Financials	324.5	286.3	.9	37.3
Consumer	255.6	255.6	—	—
Basic materials	103.3	103.3	—	—
Energy	101.0	101.0	—	—
Technology	55.0	55.0	—	—
Utilities	43.6	43.4	.2	—
Communications	35.2	35.2	—	—
Other	111.5	53.1	58.4	—
Total common equity securities	1,029.7	932.9	59.5	37.3

Convertible fixed maturity investments	127.4	—	127.4	—
Other long-term investments (2)	259.3	—	—	259.3
Total investments	$7,581.3	$1,985.7	$5,206.1	$389.5
(1) Carrying value includes $338.1 that is classified as assets held for sale relating to discontinued operations.
(2) Excludes carrying value of $35.0 associated with other long-term investment limited partnerships accounted for using the equity method and $(0.1) related to currency forward contracts.

Debt securities issued by corporations
The following table summarizes the ratings of the corporate debt securities held in White Mountains’ investment portfolio as of March 31, 2013 and December 31, 2012:

	Fair Value at
Millions	March 31, 2013	December 31, 2012
AAA	$—	$—
AA	164.4	193.4
A	1,132.3	1,061.0
BBB	1,099.4	1,116.9
BB	7.0	7.0
Other	8.0	6.8
Debt securities issued by corporations (1)	$2,411.1	$2,385.1
(1) Credit ratings are assigned based on the following hierarchy: 1) Standard and Poor's Financial Services LLC ("Standard & Poor’s") and 2) Moody’s Investor Service ("Moody's").

Mortgage-backed, Asset-backed Securities
White Mountains purchases commercial and residential mortgage-backed securities with the goal of maximizing risk adjusted returns in the context of a diversified portfolio. White Mountains’ non-agency commercial mortgage-backed portfolio (“CMBS”) is generally short-term and structurally senior, with more than 25 points of subordination on average for fixed rate CMBS and more than 30 points of subordination on average for floating rate CMBS as of March 31, 2013.  In general, subordination represents the percentage principal loss on the underlying collateral that would be absorbed by other securities lower in the capital structure before the more senior security incurs a loss. White Mountains believes these levels of protection will mitigate the risk of loss tied to the refinancing challenges facing the commercial real estate market.  As of March 31, 2013, on average less than 1% of the underlying loans were reported as non-performing for all non-agency CMBS held by White Mountains. White Mountains is not an originator of residential mortgage loans and did not hold any residential mortgage-backed securities (“RMBS”) categorized as sub-prime as of March 31, 2013. White Mountains’ investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage-backed securities at March 31, 2013. White Mountains considers sub-prime mortgage-backed securities as those that have underlying loan pools that exhibit weak credit characteristics, or those that are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., White Mountains considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics).
White Mountains categorizes mortgage-backed securities as “non-prime” (also called “Alt A” or “A-”) if they are backed by collateral that has overall credit quality between prime and sub-prime based on White Mountains’ review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. White Mountains’ non-agency residential mortgage-backed portfolio is generally moderate-term and structurally senior. White Mountains does not own any collateralized loan obligations or collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

The following table summarizes mortgage and asset-backed securities as of March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
GNMA	$805.5	$805.5	$—	$1,013.4	$1,013.4	$—
FNMA	140.2	140.2	—	74.6	74.6	—
FHLMC	55.6	55.6	—	55.8	55.8	—
Total Agency(1)	1,001.3	1,001.3	—	1,143.8	1,143.8	—
Non-agency:
Residential	55.6	55.6	—	160.6	160.6	—
Commercial	284.9	276.9	8.0	334.1	334.1	—
Total Non-agency	340.5	332.5	8.0	494.7	494.7	—

Total mortgage-backed securities	1,341.8	1,333.8	8.0	1,638.5	1,638.5	—
Other asset-backed securities:
Credit card receivables	132.3	110.2	22.1	173.5	151.4	22.1
Vehicle receivables	210.3	210.3	—	265.1	265.1	—
Other	22.9	22.9	—	18.5	18.5	—
Total other asset-backed securities	365.5	343.4	22.1	457.1	435.0	22.1
Total mortgage and asset-backed securities	$1,707.3	$1,677.2	$30.1	$2,095.6	$2,073.5	$22.1
(1)   Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities
The security issuance years of White Mountains’ investments in non-agency RMBS and non-agency CMBS securities as of March 31, 2013 are as follows:

		Security Issuance Year
Millions	Fair Value	2005	2006	2007	2008	2010	2011	2012	2013
Non-agency RMBS	$55.6	$34.9	$11.0	$4.8	$—	$4.9	$—	$—	$—
Non-agency CMBS	284.9	—	8.7	15.0	35.0	12.9	39.8	122.5	51.0
Total	$340.5	$34.9	$19.7	$19.8	$35.0	$17.8	$39.8	$122.5	$51.0

Non-agency Residential Mortgage-backed Securities
The classification of the underlying collateral quality and the tranche levels of White Mountains’ non-agency RMBS securities are as follows as of March 31, 2013:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate (3)
Prime	$55.6	$4.9	$50.7	$—
Non-prime	—	—	—	—
Sub-prime	—	—	—	—
Total	$55.6	$4.9	$50.7	$—
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

Non-agency Commercial Mortgage-backed Securities
 The amount of fixed and floating rate securities and their tranche levels of White Mountains’ non-agency CMBS securities are as follows as of March 31, 2013:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate (3)
Fixed rate CMBS	$206.5	$128.0	$60.7	$17.8
Floating rate CMBS	78.4	14.9	36.4	27.1
Total	$284.9	$142.9	$97.1	$44.9
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

Rollforward of Fair Value Measurements by Level

White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturity investments, common equity securities, convertible fixed maturity investments and other long-term investments at March 31, 2013 and 2012 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.
The following tables summarize the changes in White Mountains’ fair value measurements by level for the three months ended March 31, 2013 and 2012:

			Level 3 Investments
Millions	Level 1 (3) Investments	Level 2 Investments	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other long-term investments	Total
Balance at January 1, 2013	$1,355.1	$5,206.1	$92.9	$37.3	$—	$259.3	$6,950.7	(1)(2)
Total realized and unrealized gains (losses)	80.1	(10.8)	.1	(.1)	—	5.8	75.1
Foreign currency losses through OCI	(.4)	(4.8)	—	—	—	(.4)	(5.6)
Amortization/Accretion	(.4)	(14.0)	—	—	—	—	(14.4)
Purchases	318.6	1,445.8	8.0	—	—	18.9	1,791.3
Sales	(382.3)	(1,828.3)	—	—	—	(23.1)	(2,233.7)
Net change in investments related to purchases and sales of consolidated affiliates	14.5	2.7	—	—	—	—	17.2
Transfers in	1.2	—	—	—	—	—	1.2
Transfers out	—	(.8)	—	(.4)	—	—	(1.2)
Balance at March 31, 2013	$1,386.4	$4,795.9	$101.0	$36.8	$—	$260.5	$6,580.6	(1)(2)
(1)  Excludes carrying value of $35.0 and $34.9 at January 1, 2013 and March 31, 2013 associated with other long-term investments accounted for using the equity method and $(0.1) and $(0.2) at January 1, 2013 and March 31, 2013 related to forward contracts.
(2)  Carrying value includes $338.1 and $296.9 at January 1, 2013 and March 31, 2013 that is classified as assets held for sale relating to discontinued operations.
(3)  Excludes carrying value of $630.6 and $654.4 at January 1, 2013 and March 31, 2013 and realized and unrealized gain for the period of $0.1 associated with short-term investments classified as level 1.

			Level 3 Investments
Millions	Level 1(3) Investments	Level 2 Investments	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other long-term investments		Total
Balance at January 1, 2012	$1,033.1	$6,088.2	$78.9	$32.3	$—	$268.3	(1)	$7,500.8	(1)(2)
Total realized and unrealized gains	34.7	10.1	7.1	.5	—	6.5		58.9
Foreign currency gains through OCI	.7	50.4	.7	—	—	2.7		54.5
Amortization/Accretion	(.3)	(12.5)	(1.1)	—	—			(13.9)
Purchases	166.6	1,708.2	97.7	—	—	5.7		1,978.2
Sales	(129.0)	(2,729.4)	(4.1)	—	—	(9.7)		(2,872.2)
Transfers in	—	—	—	—	—	—		—
Transfers out	—	—	—	—	—	—		—
Balance at March 31, 2012	$1,105.8	$5,115.0	$179.2	$32.8	$—	$273.5	(1)	$6,706.3	(1)(2)
(1) Excludes carrying value of $33.0 and $33.2 at March 31, 2012 and January 1, 2012 associated with other long-term investment limited partnerships accounted for using the equity method.
(2)  Carrying value includes $111.8 that is classified as assets held for sale relating to discontinued operations.
(3) Excludes carrying value of $877.5 and $846.0 at March 31, 2012 and January 1, 2012 and realized and unrealized loss for the period of $0.3 associated with short-term investments classified as level 1.

Fair Value Measurements — transfers between levels - Three-month period ended March 31, 2013 and 2012
During the first three months of 2013 and 2012, no fixed income securities classified as Level 3 measurements in the prior period was recategorized as Level 2 measurements because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available at March 31, 2013.

Significant Unobservable Inputs
The following summarizes significant unobservable inputs used in estimating the fair value of investment securities classified within Level 3 other than hedge funds and private equity funds at March 31, 2013. The fair value of investments in hedge funds and private equity funds, which are classified within Level 3, are estimated using the net asset value of the funds.

($ in Millions)	March 31, 2013
Description	Fair Value	Rating (2)	Valuation Technique(s)	Unobservable Input
Preferred Stock (1)	$70.9	NR	Discounted cash flow	Discount yield	7.4%
Asset-backed securities	$8.0	BBB-	Broker pricing	Broker quote
	$22.1	AA+	Broker pricing	Broker quote
Private equity securities	$36.8	NR	Multiple of GAAP book value	Book value multiple	1.0	x
(1) As of March 31, 2013 asset type consists of one security.
(2) Credit ratings are assigned based on the following hierarchy: 1) Standard and Poor's Financial Services LLC (“Standard & Poor’s”) and 2) Moody’s Investor Service (“Moody's”).

Note 6.  Debt

White Mountains’ debt outstanding as of March 31, 2013 and December 31, 2012 consisted of the following:

Millions	March 31, 2013	December 31, 2012
2012 OBH Senior Notes, at face value	$275.0	$275.0
Unamortized original issue discount	(.3)	(.3)
2012 OBH Senior Notes, carrying value	274.7	274.7
SIG Senior Notes, at face value	400.0	400.0
Unamortized original issue discount	(.6)	(.6)
SIG Senior Notes, carrying value	399.4	399.4
WTM Bank Facility	—	75.0
Old Lyme Note	2.1	2.1
Total debt	$676.2	$751.2

WTM Bank Facility
White Mountains has a revolving credit facility with a total commitment of $375.0 million (the “WTM Bank Facility”) with a syndicate of lenders administered by Bank of America, N.A. that has a maturity date of August 12, 2015.
In December 2012, White Mountains borrowed $150.0 million under the WTM Bank Facility at a blended interest rate of 3.53%. White Mountains repaid $75.0 million in December 2012 and the remaining balance of $75.0 million in January 2013. As of March 31, 2013, the WTM Bank Facility was undrawn.
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

Debt Covenants
 At March 31, 2013, White Mountains was in compliance with all of the covenants under the WTM Bank Facility, the 2012 OBH Senior Notes and the SIG Senior Notes.

Note 7.  Income Taxes

The Company and its Bermuda domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. In the event there is a change in the current law such that taxes are imposed, the Company and its Bermuda domiciled subsidiaries would be exempt from such tax until March 31, 2035, pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966. The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate.  The jurisdictions in which the Company's subsidiaries and branches are subject to tax are Australia, Belgium, Canada, Germany, Gibraltar, Luxembourg, the Netherlands, Singapore, Sweden, Switzerland, the United Kingdom and the United States.
White Mountains' income tax expense for the three months ended March 31, 2013 and 2012, represented an effective tax rate of 27.4% and 22.1%, which was lower than the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States.
In arriving at the effective tax rate for the three months ended March 31, 2013 and 2012, White Mountains forecasted all income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2013 and 2012.
White Mountains records a valuation allowance against deferred tax assets if it becomes more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in income tax expense in the period of change. In determining whether or not a valuation allowance, or change therein, is warranted, White Mountains considers factors such as prior earnings history, expected future earnings, carryback and carryforward periods and strategies that if executed would result in the realization of a deferred tax asset.  During the next twelve months, it is possible that certain planning strategies or projected earnings in certain subsidiaries may not be feasible to utilize the entire deferred tax asset, which could result in material changes to White Mountains’ deferred tax assets and tax expense.
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
On July 28, 2011, the IRS commenced an examination of the income tax returns for 2007, 2008 and 2009 for certain U.S. subsidiaries of OneBeacon.  On April 5, 2013, White Mountains received Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2007, 2008 and 2009. The estimated total assessment, including interest, utilization of alternative minimum and foreign tax credit carryovers and capital loss carrybacks, is $87.0 million. However, $80.6 million of the proposed adjustments relate to items for which the expense deduction has been disallowed in a year being examined, but ultimate deductibility is highly certain to occur in a later period. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of these deductions in the exam period would not affect the effective tax rate, but would accelerate the payment of cash to the taxing authority. White Mountains disagrees with the adjustments proposed by the IRS and is defending its position. Although the timing of the resolution of these issues is uncertain, it is reasonably possible that the resolution could occur within the next twelve months. An estimate of the range of potential outcomes cannot be made at this time. When ultimately settled, White Mountains does not expect the resolution of this examination to result in a material change to its financial position.
On December 15, 2011, the IRS commenced an examination of the income tax returns for 2010 for certain U.S. subsidiaries of Answer Financial Inc.  On March 26, 2013, White Mountains received Form 4549 (Income Tax Examination Changes) from the IRS relating to the examination year 2010. The adjustments on such Form 4549 were not significant.

Note 8. Derivatives

Variable Annuity Reinsurance

White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. At March 31, 2013 and December 31, 2012, the total guarantee value was approximately ¥228.5 billion (approximately $2.4 billion at exchange rates on that date) and ¥230.0 billion (approximately $2.7 billion at exchange rates on that date), respectively. The collective account values of the underlying variable annuities were approximately 94% and 87% of the guarantee value at March 31, 2013 and December 31, 2012, respectively.
The following table summarizes the pre-tax operating results of WM Life Re for the three months ended March 31, 2013 and 2012

	Three Months Ended
	March 31,
Millions	2013	2012
Fees, included in other revenues	$6.8	$8.0
Change in fair value of variable annuity liability, included in other revenues	184.3	211.2
Change in fair value of derivatives, included in other revenues	(181.8)	(206.5)
Foreign exchange, included in other revenues	(14.6)	(23.0)
Other investment income and gains (losses)	(4.0)	(2.1)
Total revenues	(9.3)	(12.4)
Change in fair value of variable annuity death benefit liabilities, included in other general and administrative expenses	5.6	8.8
Death benefit claims paid, included in general and administrative expenses	(1.1)	(1.8)
General and administrative expenses	(1.7)	(1.3)
Pre-tax loss	$(6.5)	$(6.7)

The following summarizes realized and unrealized derivative gains (losses) recognized in other revenues for the three months ended March 31, 2013 and 2012 and the carrying values, included in other assets, at March 31, 2013 and December 31, 2012 by type of instrument:

			Carrying Value
	Three Months Ended		As of
	March 31,		March 31, 2013	December 31, 2012
Millions	2013	2012
Fixed income/interest rate	$(30.9)	$(79.0)	$(16.2)	$27.1
Foreign exchange	(53.6)	(55.0)	74.1	52.8
Equity	(97.3)	(72.5)	17.9	18.4
Total	$(181.8)	$(206.5)	$75.8	$98.3

The following tables summarize the changes in White Mountains’ variable annuity reinsurance liabilities and derivative instruments for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013
	Variable Annuity (Liabilities)		Derivative Instruments
Millions	Level 3		Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total
Beginning of period	$(441.5)		$140.5	$(20.5)	$(21.7)	$98.3
Purchases	—		36.1	—	—	36.1
Realized and unrealized gains (losses)	189.9	(4)	(49.2)	(85.5)	(47.1)	(181.8)
Transfers in	—		—	—	—	—
Sales/settlements	—		—	63.1	60.1	123.2
End of period	$(251.6)		$127.4	$(42.9)	$(8.7)	$75.8

	Three Months Ended March 31, 2012
	Variable Annuity (Liabilities)		Derivative Instruments
Millions	Level 3		Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total
Beginning of period	$(768.5)		$247.1	$39.2	$4.1	$290.4
Purchases	—		6.1	—	—	6.1
Realized and unrealized gains (losses)	220.0	(4)	(60.3)	(98.2)	(48.0)	(206.5)
Transfers in	—		—	—	—	—
Sales/settlements	—		(9.1)	58.9	34.5	84.3
End of period	$(548.5)		$183.8	$(.1)	$(9.4)	$174.3
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
(4) Includes $5.6 and $8.8 for the three months ended March 31, 2013 and 2012, respectively, related to the increase in the fair value of variable annuity death benefit liabilities, which are included in other general and administrative expenses.

The U.S. dollar strengthened significantly against the Japanese Yen during the first quarter of 2013, which contributed to the decrease in the variable annuity liability during the quarter.

In addition to derivative instruments, WM Life Re held cash, short-term and fixed maturity investments posted as collateral to its variable annuity reinsurance counterparties.  The total collateral comprises the following:

Millions	March 31, 2013	December 31, 2012	March 31, 2012
Cash	$188.5	$249.8	$360.1
Short-term investments	15.6	5.1	1.5
Fixed maturity investments	25.7	138.7	29.3
Total	$229.8	$393.6	$390.9

Collateral in the form of fixed maturity securities consists of Government of Japan Bonds, which are recorded at fair value. Collateral in the form of short-term investments consists of money-market instruments, carried at amortized cost, which approximates fair value.

All of White Mountains’ variable annuity reinsurance liabilities were classified as Level 3 measurements at March 31, 2013 and 2012. The fair value of White Mountains’ variable annuity reinsurance liabilities are estimated using actuarial and capital market assumptions related to the projected discounted cash flows over the term of the reinsurance agreement. Actuarial assumptions regarding future policyholder behavior, including surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimates. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as the variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value estimates. Generally, the liabilities associated with these guarantees increase with declines in the equity markets, interest rates and currencies against the Japanese yen, as well as with increases in market volatilities. White Mountains uses derivative instruments, including put options, interest rate swaps, total return swaps on bond and equity indices and forwards and futures contracts on major equity indices, currency pairs and government bonds, to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. The types of inputs used to estimate the fair value of these derivative instruments, with the exception of actuarial assumptions regarding policyholder behavior and risk margins, are generally the same as those used to estimate the fair value of variable annuity liabilities.
The following summarizes quantitative information about significant unobservable inputs associated with the fair value estimates for variable annuity reinsurance liabilities and derivative instruments that have been classified as Level 3 measurements:

($ in Millions)	March 31, 2013
Description	Fair Value	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Variable annuity benefit guarantee liabilities	$251.6	Discounted cash flows	Surrenders
			1 year	0.3%	-	3.0%	0.7%
			2 year	0.2%	-	3.0%	0.8%
			3 and more years	0.1%	-	3.0%	0.7%
			Mortality	0.0%	-	5.3%	0.9%
			Foreign exchange volatilities
			1 year	11.2%	-	13.3%	12.2%
			2 year	11.7%	-	14.0%	12.6%
			3 and more years	12.3%	-	14.6%	13.2%
			Index volatilities
			1 year	11.9%	-	17.9%	13.3%
			2 year	16.5%	-	20.7%	18.0%
			3 and more years	18.6%	-	22.3%	20.9%
Foreign exchange options	$74.2	Counterparty valuations, adjusted for unwind quote discount	Adjustment to counterparty valuations	(0.1)%	-	(3.2)%	(2.1)%

Equity index options	$53.2	Counterparty valuations, adjusted for unwind quote discount	Adjustment to counterparty valuations	(1.7)%	-	(3.0)%	(2.5)%

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
In the case of exchange traded instruments, WM Life Re has exposure to credit risk for amounts uncollateralized by margin balances. WM Life Re has entered into master netting agreements with certain of its counterparties whereby the collateral provided (held) is calculated on a net basis. The following summarizes amounts offset under master netting agreements:

	March 31, 2013			December 31, 2012
Millions	Gross asset amounts before offsets(1)	Gross liability amounts offset under master netting arrangements	Net amounts recognized in Other Assets	Gross asset amounts before offsets(1)	Gross liability amounts offset under master netting arrangements	Net amounts recognized in Other Assets
Interest rate contracts
OTC	$—	$(15.6)	$(15.6)	$52.6	$(26.9)	$25.7
Exchange traded	1.0	(1.6)	(.6)	1.6	(.2)	1.4
Foreign exchange contracts
OTC	89.6	(15.5)	74.1	87.8	(34.4)	53.4
Exchange traded	.6	(.6)	—	.8	(1.4)	(.6)
Equity contracts
OTC	53.2	(27.2)	26.0	63.6	(22.9)	40.7
Exchange traded	.4	(8.5)	(8.1)	.1	(22.4)	(22.3)
Total(2)	$144.8	$(69.0)	$75.8	$206.5	$(108.2)	$98.3
(1) Amount equal to fair value of instrument as recognized in other assets.
(2) All derivative instruments held by WM Life Re are subject to master netting arrangements.

The following summarizes the value, collateral held or provided by WM Life Re and net exposure to credit losses on OTC and exchange traded derivative instruments by counterparty recorded within other assets:

	March 31, 2013
Millions	Net amount of assets reflected in Balance Sheet	Collateral provided - Financial Instruments	Collateral held - Financial Instruments	Collateral provided - Cash	Collateral held - Cash	Net amount of exposure after effect of collateral held	Standard & Poor's Rating(1)
Bank of America	$60.0	$—	$—	$—	$10.8	$49.2	A
Barclays	6.5	—	—	—	—	6.5	A	+
JP Morgan	3.1	—	—	31.3	—	34.4	A	+
Royal Bank of Scotland	26.4	—	—	—	—	26.4	A
Nomura	(6.2)	25.6	—	8.2	—	27.6	BBB	+
Goldman Sachs	—	—	—	—	—	—	A	-
Citigroup - OTC	(5.3)	—	—	25.3	—	20.0	A
Citigroup - Exchange Traded	(8.7)	—	—	24.7	—	16.0	A
Total	$75.8	$25.6	$—	$89.5	$10.8	$180.1

	December 31, 2012
Millions	Net amount of assets reflected in Balance Sheet	Collateral provided - Financial Instruments	Collateral held - Financial Instruments	Collateral provided - Cash	Collateral held - Cash	Net amount of exposure after effect of collateral held	Standard & Poor's Rating(1)
Bank of America	$78.5	$—	$—	$—	$30.6	$47.9	A
Barclays	11.6	—	—	—	—	11.6	A	+
JP Morgan	(22.8)	—	—	55.6	—	32.8	A	+
Royal Bank of Scotland	33.6	—	—	—	—	33.6	A
Nomura	(0.9)	28.1	—	1.7	—	28.9	BBB	+
Goldman Sachs	(0.1)	—	—	3.2	—	3.1	A	-
Citigroup - OTC	19.9	—	—	30.8	—	50.7	A
Citigroup - Exchange Traded	(21.5)	—	—	35.0	—	13.5	A
Total	$98.3	$28.1	$—	$126.3	$30.6	$222.1
(1) Standard & Poor’s (“S&P”) ratings as detailed above are: “A+” (Strong, which is the fifth highest of twenty-one creditworthiness ratings), “A” (Strong, which is the sixth highest of twenty-one creditworthiness ratings), “A-” (Strong, which is the seventh highest of twenty-one creditworthiness ratings) and “BBB+” (Adequate, which is the eighth highest of twenty-one creditworthiness ratings).

Forward Contracts

Beginning in September 2012, White Mountains entered into forward contracts to assist in maintaining currency positions within pre-defined ranges at Sirius Group. White Mountains monitors its exposure to foreign currency and adjusts its forward positions within the risk guidelines and ranges established by senior management for each currency, as necessary. While White Mountains actively manages its forward positions, mismatches between movements in foreign currency rates and its forward contracts may result in currency positions being outside the pre-defined ranges and/or foreign currency losses. At March 31, 2013, White Mountains held approximately $79.3 million (SEK 517.5 million) total gross notional value of foreign currency forward contracts.
All of White Mountains' forward contracts are traded over-the-counter. The fair value of the contracts has been estimated using OTC quotes for similar instruments and accordingly, the measurements have been classified as Level 2 measurements at March 31, 2013.
The following tables summarize the changes in White Mountains' forward contracts for the three months ended March 31, 2013:

Millions	March 31, 2013
Beginning of period	$(.1)
Purchases	—
Net realized and unrealized gains	.4
Sales/settlements	(.5)
End of period	$(.2)

The following summarizes realized and unrealized derivative gains (losses) recognized in net realized and unrealized investment gains for the three months ended March 31, 2013 and the carrying values, included in other long-term investments, at March 31, 2013 by type of currency:

	March 31, 2013
Millions	Gains (Losses)	Carrying Value
USD	$(.3)	$(.3)
SEK	—	—
EUR	—	—
GBP	.7	.1
Total	$.4	$(.2)

All of White Mountains' forward contracts are over the counter instruments subject to master netting agreements. The following summarizes amounts offset under master netting agreements:

	March 31, 2013			December 31, 2012
Millions	Gross asset amounts before offsets(1)	Gross liability amounts offset under master netting arrangements	Net amounts recognized in Other assets	Gross asset amounts before offsets(1)	Gross liability amounts offset under master netting arrangements	Net amounts recognized in Other assets
USD	$.1	$(.4)	$(.3)	$—	$—	$—
EUR	—	—	—	—	(.1)	(.1)
GBP	.2	(.1)	.1	—	—	—
Total	$.3	$(.5)	$(.2)	$—	$(.1)	$(.1)
(1) Amount equal to fair value of instrument as recognized in other assets.

White Mountains does not hold or provide any collateral for the forward contracts.  The following table summarizes the notional amounts and uncollateralized balances associated with forward currency contracts:

	March 31, 2013			December 31, 2012
Millions	Notional Amount	Carrying Value	Standard & Poor's Rating(1)	Notional Amount	Carrying Value
Barclays	24.7	.1	A+	7.7	(.1)
Deutsche Bank	13.8	(.2)	A+	11.1	—
Goldman Sachs	1.1	—	A-	.4	—
HSBC	.1	—	AA-	10.1	—
JP Morgan	22.1	.1	A+	1.9	—
Royal Bank of Canada	17.5	(.2)	AA-	—	—
Total	$79.3	$(.2)		$31.2	$(.1)
(1) Standard & Poor's (“S&P”) ratings as detailed above are: “AA-” (Very Strong, which is the sixth highest of twenty-one creditworthiness ratings), “A+” (Strong, which is the seventh highest of twenty-one creditworthiness ratings) and “A” (Strong, which is the eighth highest of twenty-one creditworthiness ratings).

Note 9. Municipal Bond Guarantee Insurance

In 2012, HG Global was capitalized with $594.5 million from White Mountains and $14.5 million from non-controlling interests to fund BAM, a newly formed mutual municipal bond insurer. As of March 31, 2013, White Mountains owned 97.3% of HG Global's preferred equity and 88.7% of its common equity. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of BAM surplus notes. Through HG Re, which had statutory capital of $417.7 million at March 31, 2013, HG Global provides first loss reinsurance protection for policies underwritten by BAM of up to 15% of par outstanding, on a per policy basis. HG Re’s obligations to BAM are collateralized in trusts, and there is an aggregate loss limit that is equal to the total assets in the collateral trusts at any point in time. For the three months ended March 31, 2013, HG Global had pre-tax income of $9.9 million, which included $10.1 million of interest income on the BAM surplus notes. For the three months ended March 31, 2013, BAM had a pre-tax loss of $18.4 million that was recorded in net loss attributable to non-controlling interests, which included $10.1 million of interest expense on the BAM surplus notes.
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

The following table provides a schedule of BAM's insured obligations:

	March 31, 2013	December 31, 2012
Contracts issued and outstanding	105	3
Remaining weighted average contract period (in years)	13.1	10.4
Contractual debt service outstanding (in millions):
Principal	$698.6	$25.8
Interest	$497.6	$8.9
Unearned premium revenue	$2.0	$.1

Note 10. Earnings Per Share

Basic earnings per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities.  Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.  The following table outlines the Company’s computation of earnings per share from continuing operations for the three months ended March 31, 2013 and 2012 (see Note 15 for earnings per share amounts for discontinued operations):

	Three Months Ended
	March 31,
	2013	2012
Basic and diluted earnings per share numerators (in millions):
Net income from continuing operations attributable to White Mountains’ common shareholders	$119.9	$103.1
Allocation of income for unvested restricted common shares	(1.5)	(1.1)
Dividends declared on participating restricted common shares (1)	(.1)	(.1)
Total allocation to restricted common shares	(1.6)	(1.2)
Net income attributable to White Mountains’ common shareholders, net of restricted common share amounts	$118.3	$101.9
Undistributed net earnings (in millions):
Net income attributable to White Mountains’ common shareholders, net of restricted common share amounts	$118.3	$101.9
Dividends declared on participating restricted common shares(1)	(6.1)	(6.5)
Total undistributed net earnings, net of restricted common share amounts	$112.2	$95.4
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	6,273.5	7,431.7
Average unvested restricted shares (2)	(79.0)	(78.3)
Basic earnings per share denominator	6,194.5	7,353.4
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	6,273.5	7,431.7
Average unvested restricted common shares (2)	(79.0)	(78.3)
Average outstanding dilutive options to acquire common shares(3)	—	—
Diluted earnings per share denominator	6,194.5	7,353.4
Basic earnings per share (in dollars):
Net income attributable to White Mountains’ common shareholders	$19.10	$13.86
Dividends declared	(1.00)	(1.00)
Undistributed earnings	$18.10	$12.86
Diluted earnings per share (in dollars)
Net income attributable to White Mountains’ common shareholders	$19.10	$13.86
Dividends declared	(1.00)	(1.00)
Undistributed earnings	$18.10	$12.86
(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(2) Restricted shares outstanding vest either in equal annual installments or upon a stated date (see Note 13).
(3) The diluted earnings per share denominator for the three months ended March 31, 2013 and 2012 do not include common shares issuable upon exercise of the Non-Qualified Options as they are anti-dilutive to the calculation.

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
Significant intercompany transactions among White Mountains’ segments have been eliminated herein. Financial information for White Mountains’ segments follows:

			HG Global/BAM
Millions	OneBeacon	Sirius Group	HG	BAM	Other Operations	Total
Three Months Ended March 31, 2013
Earned insurance and reinsurance premiums	$286.5	$208.9	$—	$—	$—	$495.4
Net investment income	9.4	13.1	.3	1.1	4.6	28.5
Net investment income - surplus note income	—	—	10.1	(10.1)	—	—
Net realized and unrealized investment gains (losses)	28.4	13.1	(.2)	(1.1)	35.0	75.2
Other revenue	24.0	10.5	—	.1	(6.3)	28.3
Total revenues	348.3	245.6	10.2	(10.0)	33.3	627.4
Losses and loss adjustment expenses	148.9	95.4	—	—	—	244.3
Insurance and reinsurance acquisition expenses	54.8	43.3	—	.1	—	98.2
Other underwriting expenses	49.3	29.7	—	.1	—	79.1
General and administrative expenses	4.0	9.5	.3	8.2	21.8	43.8
Interest expense on debt	3.2	6.6	—	—	.4	10.2
Total expenses	260.2	184.5	.3	8.4	22.2	475.6
Pre-tax income (loss)	$88.1	$61.1	$9.9	$(18.4)	$11.1	$151.8

Millions	OneBeacon	Sirius Group	Other Operations	Total
Three Months Ended March 31, 2012
Earned insurance and reinsurance premiums	$271.8	$226.2	$—	$498.0
Net investment income	14.7	17.1	10.0	41.8
Net realized and unrealized investment gains	29.8	13.7	15.1	58.6
Other revenue	.1	18.3	12.8	31.2
Total revenues	316.4	275.3	37.9	629.6
Losses and loss adjustment expenses	136.4	113.4	—	249.8
Insurance and reinsurance acquisition expenses	58.1	51.0	—	109.1
Other underwriting expenses	47.5	26.0	—	73.5
General and administrative expenses	2.7	18.9	23.9	45.5
Interest expense on debt	4.1	6.5	.3	10.9
Total expenses	248.8	215.8	24.2	488.8
Pre-tax income	$67.6	$59.5	$13.7	$140.8

Note 12. Investments in Unconsolidated Affiliates

White Mountains’ investments in unconsolidated affiliates represent investments in other companies in which White Mountains has a significant voting and economic interest but does not control the entity.

Millions	March 31, 2013	December 31, 2012
Symetra common shares	$296.8	$288.4
Unrealized gains from Symetra's fixed maturity portfolio	54.1	62.8
Carrying value of Symetra common shares	350.9	351.2
Symetra warrants	26.6	30.3
Total investment in Symetra	377.5	381.5
Hamer	3.8	4.0
Bri-Mar	1.8	1.9
Pentelia Capital Management	.5	.5
Total investments in unconsolidated affiliates	$383.6	$387.9

Symetra
At March 31, 2013 and December 31, 2012, White Mountains owned 17.4 million common shares of Symetra Financial Corporation (“Symetra”) and warrants to acquire an additional 9.5 million common shares. White Mountains accounts for its investment in common shares of Symetra using the equity method. At December 31, 2011, due to the prolonged low interest rate environment in which life insurance companies currently operate, White Mountains concluded that its investment in Symetra common shares was other-than-temporarily impaired and wrote down the GAAP book value of the investment to its estimated fair value of $261.0 million, or $15 per share at December 31, 2011.  White Mountains recorded $45.9 million of after-tax equity in losses of unconsolidated affiliates and $136.6 million of after-tax equity in net unrealized losses of unconsolidated affiliates.
Under the equity method, the GAAP carrying value of White Mountains’ investment in Symetra common shares is normally equal to the percentage of Symetra’s GAAP book value represented by White Mountains’ common share ownership, which was 15% at March 31, 2013. As a result of recording the write-down, White Mountains’ carrying value of its investment in Symetra differs from the carrying value by applying its ownership share against Symetra’s GAAP equity as normally done under the equity method. The pre-tax basis difference of $195.8 million as of December 31, 2011 is being amortized over a 30 year period pro rata based on estimated future cash flows associated with Symetra’s underlying assets and liabilities to which the basis difference has been attributed. White Mountains continues to record its equity in Symetra’s earnings and net unrealized gains (losses). In addition, White Mountains recognizes the amortization of the basis difference through equity in earnings of unconsolidated affiliates and equity in net unrealized gains (losses) from investments in unconsolidated affiliates consistent with the original attribution of the writedown between equity in earnings and equity in net unrealized gains (losses). For the three months ended March 31, 2013, White Mountains recognized after-tax amortization of $0.7 million through equity in earnings of unconsolidated affiliates and $2.5 million through equity in net unrealized gains from investments in unconsolidated affiliates. At March 31, 2013, the pre-tax unamortized basis difference was $175.7 million.
 White Mountains accounts for its Symetra warrants as derivatives with changes in fair value recognized through the income statement as a gain or loss recognized through other revenues.  White Mountains uses a Black Scholes valuation model to determine the fair value of the Symetra warrants.  The major assumptions used in valuing the Symetra warrants at March 31, 2013 were a risk free rate of 0.17%, volatility of 29.1%, an expected life of 1.33 years, a strike price of $11.49 per share and a share price of $13.41 per share.

The following table summarizes amounts recorded by White Mountains relating to its investment in Symetra for the three months ended March 31, 2013 and 2012:

	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
Millions	Common Shares	Warrants	Total	Common Shares	Warrants	Total
Carrying value of investment in Symetra as of January 1	$351.2	$30.3	$381.5	$261.0	$12.6	$273.6
Equity in earnings (1)(2)	9.8	—	9.8	10.9	—	10.9
Equity in net unrealized gains from Symetra’s fixed maturity portfolio(3)	(8.7)	—	(8.7)	(1.2)	—	(1.2)
Dividends received	(1.4)	—	(1.4)	(1.2)	—	(1.2)
(Decrease) increase in value of warrants	—	(3.7)	(3.7)	—	11.1	11.1
Carrying value of investment in Symetra as March 31 (4)(5)	$350.9	$26.6	$377.5	$269.5	$23.7	$293.2
(1) Equity in earnings excludes tax expense of $0.8 and $0.7.
(2) Equity in earnings includes $0.7 and $1.1 increase relating to the pre-tax amortization of Symetra common share impairment from March 31, 2013 and 2012.
(3) Net unrealized gains includes $2.7 and $3.2 increase relating to the pre-tax amortization of Symetra common share impairment from March 31, 2013 and 2012.
(4) Includes White Mountains’ equity in net unrealized gains from Symetra’s fixed maturity portfolio of $(8.7) and $(1.2) as of March 31, 2013 and 2012, which exclude tax benefit of $0.7 and $0.0.
(5) The aggregate value of White Mountains’ investment in common shares of Symetra was $233.3 based upon the quoted market price of $13.41 per share at
March 31, 2013.

During the three months ended March 31, 2013, White Mountains received cash dividends from Symetra of $1.4 million on its common share investment that was recorded as a reduction of White Mountains’ investment in Symetra.  During the three months ended March 31, 2013, White Mountains also received cash dividends of $0.8 million from Symetra on its investment in Symetra warrants that was recorded in net investment income.

Hamer and Bri-Mar
White Mountains received equity interests in Hamer and Bri-Mar, two small manufacturing companies distributed to White Mountains in connection with the dissolution of the Tuckerman Capital, LP fund. Effective October 1, 2012, these investments are accounted for under the equity method. For the three months ended March 31, 2013, White Mountains recorded equity in earnings of $0.3 million for Hamer.  Bri-Mar did not have any earnings for the three months ended March 31, 2013. As of March 31, 2013, White Mountains' investments in Hamer and Bri-Mar was $3.8 million and $1.8 million, respectively.

Note 13. Employee Share-Based Incentive Compensation Plans

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

Share-Based Compensation Based on White Mountains Common Shares

WTM Performance Shares
 Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Performance share awards vest, subject to the attainment of performance goals, at the end of a three-year period and are valued based on the market value of common shares at the time awards are paid.  The following table summarizes performance share activity for the three months ended March 31, 2013 and 2012 for performance shares granted under the WTM Incentive Plan and phantom performance shares granted under the Sirius Group Performance Plan (the “WTM Phantom Share Plan”):

	Three Months Ended March 31,
	2013		2012
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	119,357	$29.4	150,064	$66.1
Shares paid (1)	(47,310)	(11.0)	(68,357)	(48.4)
New grants	46,920	—	35,932	—
Assumed forfeitures and cancellations (2)	9.1		811	1.0
Expense recognized	—	10.1	—	8.7
Ending March 31,	118,976	$28.6	118,450	$27.4
(1) WTM performance share payments in 2013 for the 2010-2012 performance cycle ranged from 33% to 98% of target.  WTM performance share payments in 2012 for the 2009-2011 performance cycle ranged from 147% to 155% of target.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.

For the 2009-2011 performance cycle, the Company issued common shares for 9,577 performance shares earned and all other performance shares earned were settled in cash. For the 2010-2012 performance cycle, the Company settled all performance shares earned in cash.
If the outstanding WTM performance shares had vested on March 31, 2013, the total additional compensation cost to be recognized would have been $44.4 million, based on accrual factors at March 31, 2013 (common share price and payout assumptions).

Performance Shares granted under the WTM Incentive Plan
The following table summarizes performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan at March 31, 2013 for each performance cycle:

Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2013 – 2015	46,920	$2.2
2012 – 2014	37,977	11.4
2011 – 2013	37,130	15.8
Sub-total	122,027	29.4
Assumed forfeitures	(3,051)	(.8)
Total at March 31, 2013	118,976	$28.6

Restricted Shares
 The following outlines the unrecognized compensation cost associated with the outstanding restricted share awards for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	69,910	$16.8	72,000	$13.3
Issued	25,470	14.3	28,460	13.7
Vested	—	—	(7,000)	—
Forfeited	—	—	—	—
Expense recognized	—	(2.9)	—	(2.5)
Non-vested at March 31,	95,380	$28.2	93,460	$24.5

During the first quarter of 2013, White Mountains issued 25,470 restricted shares that vest on January 1, 2016. During the first quarter of 2012, White Mountains issued 25,460 restricted shares that vest on January 1, 2015 and 3,000 restricted shares that vest in two equal annual installments beginning in February 2014.  The unrecognized compensation cost at March 31, 2013 is expected to be recognized ratably over the remaining vesting periods.

Share-Based Compensation Based on OneBeacon Ltd. Common Shares

The OneBeacon Long-Term Incentive Plan (the “OneBeacon Incentive Plan”) provides for grants of various types of share-based and non share-based incentive awards to key employees of OneBeacon Ltd. and certain of its subsidiaries.  OneBeacon’s share-based incentive awards include OneBeacon performance shares and restricted shares.

OneBeacon Performance Shares
OneBeacon performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash.  OneBeacon performance share awards vest, subject to the attainment of performance goals, at the end of a three-year period and are valued based on the market value of OneBeacon Ltd. common shares at the time awards are paid.
The following table summarizes performance share activity for the three months ended March 31, 2013 and 2012 for OneBeacon performance shares granted under the OneBeacon Incentive Plan:

	Three Months Ended March 31,
	2013		2012
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	563,190	$1.2	642,667	$9.7
Shares paid or expired (1)	(238,658)	—	(249,733)	(7.5)
New awards	179,000	—	181,290	—
Assumed forfeitures and cancellations (2)	(13,665)	—	(4,479)	—
Expense recognized	—	.4	—	1.0
Ending March 31,	489,867	$1.6	569,745	$3.2
(1) There were no payments made in 2013 for the 2010-2012 performance cycle; those performance shares did not meet the threshold performance goals and expired. OneBeacon performance share payments in 2012 for the 2009-2011 performance cycle were at 138.6% of target. Amounts include deposits into OneBeacon’s deferred compensation plan.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.

If the outstanding OneBeacon performance shares had been vested on March 31, 2013, the total additional compensation cost to be recognized would have been $1.4 million, based on accrual factors at March 31, 2013 (common share price and payout assumptions).

The following table summarizes OneBeacon performance shares outstanding awarded under the OneBeacon Incentive Plan at March 31, 2013 for each performance cycle:

Millions, except share amounts	Target OneBeacon Performance Shares Outstanding	Accrued Expense
Performance cycle:
2013 – 2015	179,000	$.2
2012 – 2014	181,290	1.1
2011 – 2013	142,138.3
Sub-total	502,428	1.6
Assumed forfeitures	(12,561)	—
Total at March 31, 2013	489,867	$1.6

OneBeacon Restricted Shares
 The following summarizes the unrecognized compensation cost associated with the outstanding OneBeacon restricted share awards for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	927,000	$9.6	630,000	$7.7
Issued	—	—	300,000	4.6
Vested	(9,000)	—	—	—
Forfeited	—	—	—	—
Expense recognized	—	(.8)	—	(.4)
Non-vested at March 31,	918,000	$8.8	930,000	$11.9

On March 1, 2012, OneBeacon issued 300,000 restricted shares that vest in two equal annual installments on February 28, 2014 and 2015.
 On May 25, 2011, OneBeacon issued 630,000 restricted shares to its CEO that vest in four equal annual installments beginning on February 22, 2014.  Concurrently with the grant of the restricted shares, 35,000 OneBeacon performance shares issued to OneBeacon’s CEO for the 2011-2013 performance share cycle were forfeited and performance share awards to OneBeacon’s CEO for the subsequent five years have been or will also be reduced by 35,000 shares.
The unrecognized compensation cost at March 31, 2013 is expected to be recognized ratably over the remaining vesting periods.

Note 14. Fair Value of Financial Instruments

White Mountains accounts for its financial instruments at fair value with the exception of 1) the OBH Senior Notes and the SIG Senior Notes, which are recorded as debt liabilities at face value less unamortized original issue discount, and 2) the SIG Preference Shares, which are recorded as non-controlling interest at face value.
The following table summarizes the fair value and book value of financial instruments as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
Millions	Fair Value	Book Value	Fair Value	Book Value
2012 OBH Senior Notes	$287.8	$274.7	$282.4	$274.7
SIG Senior Notes	454.0	399.4	441.9	399.4
SIG Preference Shares	262.5	250.0	257.5	250.0

The fair value estimate for the 2012 OBH Senior Notes has been determined using quoted market prices. The 2012 OBH Senior Notes are considered a Level 2 measurement based upon the volume and frequency of observable transactions. The fair value estimates for the SIG Senior Notes and the SIG Preference Shares have been determined based on indicative broker quotes and are considered to be Level 3 measurements.

Note 15. Discontinued Operations

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

Runoff Transaction
On October 17, 2012, OneBeacon entered into an agreement to sell its runoff business to Armour. During three months ended March 31, 2013 and 2012, the results of operations for the runoff business have been classified as discontinued operations and are presented, net of related income taxes, in the statement of comprehensive income. Prior year results of operations have been reclassified to conform to the current period’s presentation. The assets and liabilities associated with the runoff business as of March 31, 2013 and December 31, 2012 have been presented in the balance sheet as held for sale. The amounts classified as discontinued operations exclude investing and financing activities that are conducted on an overall consolidated level and, accordingly, there were no separately identifiable investments associated with the runoff business.
During the three months ended March 31, 2013 and 2012, OneBeacon recorded $0.5 million in income and a $9.4 million loss from operations related to the Runoff Transaction.

Loss and LAE reserve development
OneBeacon experienced $0.2 million of favorable loss reserve development and $12.4 million of unfavorable loss reserve development in the runoff business during the three months ended March 31, 2013 and 2012. The unfavorable development in 2012 was primarily driven by case incurred development on a small number of claims related to multiple peril liability lines and general liability lines and also the impact of an adverse court ruling in Mississippi regarding a disputed assessment from an involuntary pool for hurricane Katrina claims.

Reinsurance
Included in the assets held for sale are reinsurance recoverables from two reinsurance contracts with subsidiaries of Berkshire Hathaway Inc. that OneBeacon was required to purchase in connection with White Mountains' acquisition of OneBeacon in 2001 (the "OneBeacon Acquisition"): a reinsurance contract with National Indemnity Company (“NICO”) for up to $2.5 billion in old asbestos and environmental (“A&E”) claims and certain other exposures (the “NICO Cover”) and an adverse loss reserve development cover from General Reinsurance Corporation (“GRC”) for up to $570.0 million, comprised of $400.0 million of adverse loss reserve development occurring in years 2000 and prior (the “GRC Cover”) in addition to $170.0 million of reserves ceded as of the date of the OneBeacon Acquisition. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for under GAAP as a seller guarantee. As of March 31, 2013 and December 31, 2012, the total reinsurance recoverables on paid and unpaid losses of $1,381.0 million and $1,401.9 million related to both the NICO cover and the GRC cover have been included in assets held for sale. Both NICO and GRC have an A.M Best rating of A++, Superior, which is the highest of sixteen ratings.
The total reinsurance recoverables on paid and unpaid losses in assets held for sale were $14.1 million and $1,960.9 million as of March 31, 2012. The reinsurance recoverable on unpaid amount is gross of $146.8 million in purchase accounting adjustments that will become recoverable if claims are paid in accordance with current reserve estimates.

Net Assets Held for Sale
The following summarizes the assets and liabilities associated with the businesses classified as held for sale:

Millions	March 31, 2013	December 31, 2012
Assets held for sale
Fixed maturity investments, at fair value	$296.9	$338.1
Cash	—	—
Reinsurance recoverable on unpaid losses	1,814.1	1,840.8
Reinsurance recoverable on paid losses	14.1	15.6
Insurance premiums receivable	9.9	11.0
Deferred acquisition costs	—	—
Deferred tax asset	4.2	5.1
Other assets	16.0	16.2
Total assets held for sale	$2,155.2	$2,226.8
Liabilities held for sale
Loss and loss adjustment expense reserves	$1,980.2	$2,052.6
Unearned insurance premiums	.5	.5
Ceded reinsurance payable	23.5	21.9
Other liabilities	151.0	151.8
Total liabilities held for sale	2,155.2	2,226.8
Net assets held for sale	$—	$—
Net Income (Loss) from Discontinued Operations
The following summarizes the results of operations, including related income taxes associated with the businesses classified as discontinued operations:

	Three Months Ended March 31,
Millions	2013	2012
Revenues
Earned insurance premiums	$.9	$8.8
Net investment income	—	—
Net realized and unrealized investment gains (losses)	—	—
Other revenue	—	—
Total revenues	.9	8.8
Expenses
Loss and loss adjustment expenses	—	19.6
Insurance and reinsurance acquisition expenses	.1	.3
Other underwriting expenses	.1	1.5
General and administrative expenses	—	—
Total expenses	.2	21.4
Pre-tax income (loss)	.7	(12.6)
Income tax (expense) benefit	(.2)	3.3
Income (loss) from discontinued operations	.5	(9.3)
Loss from sale of discontinued operations	—	—
Net income (loss) from discontinued operations	$.5	$(9.3)

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
The following table outlines the computation of earnings (loss) per share for discontinued operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Basic and diluted earnings (loss) per share numerators (in millions):
Net income (loss) attributable to White Mountains’ common shareholders	$.5	$(9.3)
Allocation of income for participating unvested restricted common shares (1)	—	.1
Net income (loss) attributable to White Mountains’ common shareholders, net of restricted common share amounts (2)	$.5	$(9.2)
Basic earnings (loss) per share denominators (in thousands):
Total average common shares outstanding during the period	6,273.5	7,431.7
Average unvested restricted common shares (3)	(79.0)	(78.3)
Basic earnings (loss) per share denominator	6,194.5	7,353.4
Diluted earnings (loss) per share denominator (in thousands):
Total average common shares outstanding during the period	6,273.5	7,431.7
Average unvested restricted common shares (3)	(79.0)	(78.3)
Average outstanding dilutive options to acquire common shares (4)	—	—
Diluted earnings (loss) per share denominator	6,194.5	7,353.4
Basic and diluted earnings (loss) per share (in dollars):	$.07	$(1.25)
(1) Restricted shares issued by White Mountains contain dividend participation features, and therefore, are considered participating securities.
(2) Net earnings (loss) attributable to White Mountains’ common shareholders, net of restricted share amounts, is equal to undistributed earnings (loss) for the three months ended March 31, 2013 and 2012.
(3) Restricted common shares outstanding vest either in equal annual installments or upon a stated date (see Note 13).
(4) The diluted earnings per share denominator for the three months ended March 31, 2013 and 2012 do not include common shares issuable upon exercise of the Non-Qualified Options as they are anti-dilutive to the calculation.

Note 16. Contingencies

Esurance
On October 7, 2011, the Company completed the sale of its Esurance and Answer Financial subsidiaries (the “Transferred Subsidiaries”) to Allstate pursuant a Stock Purchase Agreement dated as of May 17, 2011 (filed as an exhibit to the Company's current report on Form 8-K on May 18, 2011, the “Agreement”).
The Company has certain contingencies under the Agreement as follows:  (i) the final purchase price payable by Allstate under the Agreement, which is based upon the book value of the Transferred Subsidiaries at the closing date, is subject to a true-up process that has not yet been concluded, (ii) subject to specified thresholds and limits, the Company generally indemnifies Allstate for breaches of its representations and warranties in the Agreement for a period of eighteen months (although longer for specified representations and warranties) from the closing, (iii) the Company indemnifies Allstate for breaches of certain covenants in the Agreement, including certain agreements by the Company not to engage in certain competing business activities for two years after the closing and not to solicit certain employees of the Transferred Subsidiaries for three years after the closing, and (iv) subject to specified thresholds and limits, the Company indemnifies Allstate for specified matters related to the pre-closing period, including (a) specified litigation matters, (b) losses of the Transferred Subsidiaries arising from extra-contractual claims and claims in excess of policy limits (“ECO/EPL losses”), (c) certain corporate reorganizations effected to remove entities from the Transferred Subsidiaries that were not being sold in the transaction, and (d) certain tax matters, including certain net operating losses being less than stated levels.  In addition, the Company retains 90% of positive or negative development in the loss reserves of the Transferred Subsidiaries as of the closing date (net of ECO/EPL losses).

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
The following summarizes significant ongoing non-claims related litigation or arbitration as of March 31, 2013:

Esurance Sale
In 2011, the Company sold its Esurance and Answer Financial businesses (the “Transferred Companies”) to The Allstate Corporation (“Allstate”) for a purchase price of approximately $1.01 billion.  The purchase price consisted of $700 million plus the tangible book value of the Transferred Companies at the closing, which was estimated to be $308 million.  Following closing, Allstate was required to prepare a final closing statement, including an audited balance sheet for the Transferred Companies as of the closing date.  The Company is disputing Allstate's calculation of tangible book value in the closing statement. The amount in dispute is approximately $20 million, after tax.  The dispute principally relates to (i) the elimination of $24.7 million (pre-tax) of deferred acquisition costs ($16.0 million, after tax) and (ii) the inclusion of a liability equal to the costs associated with an Esurance extra-contractual (“ECO”) matter settled in April 2012 of $5.2 million ($3.4 million, after tax). Per the agreement governing the sale of the Transferred Companies (the “Sale Agreement”), disputes over the closing statement are to be arbitrated by an independent accountant.
The Company believes this final closing statement was required to be prepared and audited no later than January 5, 2012. Allstate did not deliver the final closing statement to the Company until June 6, 2012, with an audit report dated June 1, 2012. As a result, in addition to the substantive disputes over the final closing statement, the Company also believes that Allstate's failure to have the final closing statement prepared and audited by the required date constituted a breach of Allstate's obligations under the Sale Agreement.  The Company brought suit in the United States District Court for the Southern District of New York in connection with such breach. The court concluded that the Company's breach claim should also be arbitrated by the independent accountant under the Sale Agreement. That process is expected to be completed in the fourth quarter of 2013.

Tribune Company
In June 2011, Deutsche Bank Trust Company Americas, Law Debenture Company of New York and Wilmington Trust Company (collectively referred to as “Plaintiffs”), in their capacity as trustees for certain senior notes issued by the Tribune Company (“Tribune”), filed lawsuits in various jurisdictions (the “Noteholder Actions”) against numerous defendants including OneBeacon, OBIC-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune seeking recovery of the proceeds from the sale of common stock of Tribune in connection with Tribune's leveraged buyout in 2007 (the “LBO”). Tribune filed for bankruptcy in 2008 in the Delaware bankruptcy court (the “Bankruptcy Court”). The Bankruptcy Court granted Plaintiffs permission to commence these LBO-related actions. Plaintiffs seek recovery of the proceeds received by the former Tribune shareholders on a theory of constructive fraudulent transfer asserting that Tribune purchased or repurchased its common shares without receiving fair consideration at a time when it was, or as a result of the purchases of shares, was rendered, insolvent. OneBeacon has entered into a joint defense agreement with other affiliates of White Mountains that are defendants in the action. Certain subsidiaries of White Mountains received approximately $39 million for Tribune common stock tendered in connection with the LBO.
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

In September 2012, a case management order was entered in the consolidated cases, setting forth, among other things, a briefing schedule for an omnibus motion to dismiss in the Noteholder Actions. The court is expected to hear oral argument on that motion in the second quarter of 2013. Discovery and other motion practice (other than motions to amend the complaints) in the Committee Action and the Noteholder Actions is stayed until further order of the court.

Ace American Insurance Company
A subsidiary of OneBeacon, OneBeacon U.S. Holdings, Inc. (“OBH”), was sued in Federal Court in the Eastern District of Pennsylvania on August 17, 2012 by Ace American Insurance Company (“Ace”). The complaint alleged that OBH, through a professional recruiting firm, improperly hired a group of Ace employees from Ace's surety division. The complaint sought injunctive relief and unspecified damages. After court-ordered expedited discovery was completed, the claims for injunctive relief were resolved pursuant to a confidential agreement.  After the claims against OBH for injunctive relief were resolved, Ace filed a Demand for Arbitration against five of the former Ace surety employees hired by OneBeacon, alleging breach of their duty of loyalty to Ace and misappropriation of Ace trade secrets. On March 6, 2013, Ace also filed an Amended Complaint in the Federal Court action, naming OneBeacon Insurance Group, Ltd., OneBeacon Insurance Group, LLC and OneBeacon Services, LLC as additional defendants.  The only remaining claim is for damages and trial is scheduled for June 2013. OneBeacon believes that Ace's damages claim against all of the OneBeacon companies and the claims against the individual employees are without merit and intends to vigorously defend both claims.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

Overview
White Mountains ended the first quarter of 2013 with an adjusted book value per share of $606, an increase of 3.3% for the quarter, including dividends. White Mountains reported adjusted comprehensive income of $117 million in both the first quarter of 2013 and the first quarter of 2012.
OneBeacon's book value per share increased 6.9% for the first quarter of 2013, including dividends. The first quarter results include a $15 million after-tax gain recorded from OneBeacon's sale of Essentia Insurance Company (“Essentia”). OneBeacon's GAAP combined ratio was 88% for the first quarter of 2013 compared to 89% for the first quarter of 2012. Both periods included 1 point of favorable loss reserve development as well as 1 point of catastrophe losses. Sirius Group's GAAP combined ratio was 81% for the first quarter of 2013 compared to 84% for the first quarter of 2012. The decrease is primarily due to improved property, accident and health, and marine current accident year underwriting results. Catastrophe losses did not meaningfully impact the combined ratio in either period. Unfavorable loss reserve development was 2 points for the first quarter of 2013 and was primarily due to an adverse agricultural claim notice related to the 2012 U.S. drought, compared to favorable loss reserve development of 3 points for the first quarter of 2012.
Total net written premiums decreased 8% for the first quarter of 2013 to $599 million compared to $654 million in the first quarter of 2012.  OneBeacon's net written premiums decreased 13% for the first quarter of 2013 to $265 million, compared to $303 million in the first quarter of 2012, primarily related to the OneBeacon's exit from the collector car and boat and energy businesses. Excluding the $42 million of net premiums written in the first quarter of 2012 from these exited businesses, OneBeacon's net written premiums increased 2% for the first quarter of 2013. Sirius Group's net written premiums decreased 5% (6% in local currencies) to $334 million for the first quarter of 2013 from $351 million for the first quarter of 2012, as decreases in the accident and health and trade credit lines of business were partially offset by an increase in property lines.
White Mountains' GAAP total return on invested assets for the first quarter of 2013 was 1.4%, which included 0.4% of currency losses, compared to 2.0% for the first quarter of 2012, which included 0.4% of currency gains. In local currencies, White Mountains' fixed income portfolio was up 0.4%, outperforming the longer duration Barclay's Intermediate Aggregate Bond Index.  White Mountains' value-oriented equity portfolio had strong absolute returns of 7.1%, though it lagged the S&P 500 Index return of 10.6%.

Adjusted Book Value Per Share
The following table presents White Mountains’ adjusted book value per share and reconciles this non-GAAP measure to the most comparable GAAP measure. (See NON-GAAP FINANCIAL MEASURES on page 62).

	March 31, 2013	December 31, 2012	March 31, 2012
Book value per share numerators (in millions):
White Mountains’ common shareholders’ equity	$3,758.9	$3,731.8	$3,718.8
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	(49.7)	(57.7)	1.2
Adjusted book value per share numerator (1)	$3,709.2	$3,674.1	$3,720.0
Book value per share denominators (in thousands of shares):
Common shares outstanding	6,176.2	6,291.0	6,638.9
Unearned restricted shares	(57.4)	(38.7)	(59.4)
Adjusted book value per share denominator (1)	6,118.8	6,252.3	6,579.5
Book value per share (2)	$608.62	$593.20	$560.16
Adjusted book value per share (2)	$606.20	$587.63	$565.38
(1) Excludes out of-the-money stock options.
(2) During the first quarter of both 2013 and 2012, White Mountains declared and paid a dividend of $1.00 per common share

Review of Consolidated Results

White Mountains’ consolidated financial results for the three months ended March 31, 2013 and 2012 follow:

	Three Months Ended
	March 31,
Millions	2013	2012
Gross written premiums	$734.6	$782.7
Net written premiums	$601.2	$653.9
Revenues
Earned insurance and reinsurance premiums	$495.4	$498.0
Net investment income	28.5	41.8
Net realized and unrealized investment gains	75.2	58.6
Other revenue — foreign currency translation gains	3.3	18.4
Other revenue — Hamer and Bri-Mar	—	8.2
Other revenue — Symetra warrants	(3.7)	11.1
Other revenue — other	28.7	(6.5)
Total revenues	627.4	629.6
Expenses
Losses and LAE	244.3	249.8
Insurance and reinsurance acquisition expenses	98.2	109.1
Other underwriting expenses	79.1	73.5
General and administrative expenses	34.4	31.2
General and administrative expenses — BAM	8.2	—
General and administrative expenses — Hamer and Bri-Mar	—	7.2
Accretion of fair value adjustment to loss and LAE reserves	1.2	7.1
Interest expense on debt	10.2	10.9
Total expenses	475.6	488.8
Pre-tax income	151.8	140.8
Income tax expense	(41.6)	(31.1)
Net income from continuing operations	110.2	109.7
Net income (loss) from discontinued operations, net of tax	.5	(9.3)
Equity in earnings of unconsolidated affiliates, net of tax	9.2	10.2
Net income	119.9	110.6
Net income (loss) attributable to non-controlling interests	.5	(16.8)
Net income attributable to White Mountains’ common shareholders	120.4	93.8
Other comprehensive (loss) income, net of tax	(11.7)	22.3
Comprehensive income	108.7	116.1
Comprehensive income attributable to non-controlling interests	—	—
Comprehensive income attributable to White Mountains’ common shareholders	108.7	116.1
Change in equity in net unrealized gains from Symetra’s fixed maturity portfolio	8.0	1.2
Adjusted comprehensive income	$116.7	$117.3

Consolidated Results - Three Months Ended March 31, 2013 versus Three Months Ended March 31, 2012

White Mountains' total revenues were essentially flat at $627 million in the first quarter of 2013 compared to $630 million in the first quarter of 2012.  Earned insurance and reinsurance premiums decreased 1% to $495 million in the first quarter of 2013, with OneBeacon up 5% and Sirius Group down 8% (9% in local currencies).  Net investment income was down 32% to $29 million in the first quarter of 2013, primarily from a lower invested asset base that was driven by share repurchases and lower fixed maturity yields. White Mountains reported net realized and unrealized investment gains of $75 million in the first quarter of 2013, which included $10 million of net realized and unrealized foreign currency losses, compared to $59 million of gains in the first quarter of 2012, which included $25 million of net realized and unrealized foreign currency losses (see “Foreign Currency Translation” on page 51).  Other revenues decreased to $28 million in the first quarter of 2013 from $31 million in the first quarter of 2012, as decreases in foreign currency exchange gains, the valuation of Symetra warrants and the deconsolidation of Hamer and Bri-Mar were partially offset by a $23 million gain on OneBeacon's sale of Essentia. The first quarter of 2013 included $3 million in foreign currency translation gains compared to $18 million of foreign currency gains in the first quarter of 2012. In addition, the first quarter of 2013 included $4 million of mark-to-market losses on the Symetra warrants compared to $11 million of gains in the first quarter of 2012. Effective October 1, 2012, the results of Hamer and Bri-Mar are no longer consolidated in White Mountains' financial statements. In the first quarter of 2012, White Mountains reported other revenues of $8 million related to the consolidation of Hamer and Bri-Mar.
White Mountains' total expenses decreased 3% to $476 million in the first quarter of 2013 compared to $489 million in the first quarter of 2012.  Losses and LAE decreased 2% in the first quarter of 2013, roughly in line with the decrease in earned premiums. Insurance and reinsurance acquisition expenses decreased 10%, primarily due to changes in business mix at both OneBeacon and Sirius Group, while other underwriting expenses increased 8%, primarily due to increases at Sirius Group from costs related to the implementation of a global property underwriting system and higher professional fees relating to Lloyds initiatives. General and administrative expenses, excluding the effects of consolidating BAM in the first quarter of 2013 and Hamer and Bri-Mar in the first quarter of 2012, decreased 7% to $36 million in the first quarter of 2013, as an increase in the Other Operations segment due to higher incentive compensation accruals resulting from an increase in White Mountains' share price was more than offset by a decrease at Sirius Group, primarily due to a reduction in severance and separation costs as a result of a reduction in staff in the first quarter of 2012.
White Mountains' income tax expense for the first quarter of 2013 and 2012 represented effective tax rates of 27.4% and 22.1%, which was lower than the U.S. statutory rate of 35% in both periods due primarily to income generated in jurisdictions other than the United States.

I. Summary of Operations By Segment

White Mountains conducts its operations through four segments: (1) OneBeacon, (2) Sirius Group, (3) HG Global/BAM and (4) Other Operations. While investment results are included in these segments, because White Mountains manages the majority of its investments through its wholly-owned subsidiary, WM Advisors, a discussion of White Mountains’ consolidated investment operations is included after the discussion of operations by segment. White Mountains’ segment information is presented in Note 11 —“Segment Information” to the Consolidated Financial Statements.

OneBeacon

Financial results and GAAP combined ratios for OneBeacon for the three months ended March 31, 2013 and 2012 follow:

	Three Months Ended
	March 31,
Millions	2013	2012
Gross written premiums	$280.9	$318.7
Net written premiums	$265.1	$303.1

Earned insurance and reinsurance premiums	$286.5	$271.8
Net investment income	9.4	14.7
Net realized and unrealized investment gains	28.4	29.8
Other revenue	24.0	.1
Total revenues	348.3	316.4
Losses and LAE	148.9	136.4
Insurance and reinsurance acquisition expenses	54.8	58.1
Other underwriting expenses	49.3	47.5
General and administrative expenses	4.0	2.7
Interest expense on debt	3.2	4.1
Total expenses	260.2	248.8
Pre-tax income	$88.1	$67.6

GAAP ratios:
Losses and LAE	52%	50%
Expense	36%	39%
Combined	88%	89%

The following table presents OneBeacon’s book value per share:

(Millions, except per share amounts)	March 31, 2013	December 31, 2012	March 31, 2012
OneBeacon book value per share:
OneBeacon's common shareholders’ equity	$1,063.8	$1,014.5	$1,138.4
OneBeacon common shares outstanding	95.4	95.4	95.4
OneBeacon book value per common share (1)	$11.15	$10.63	$11.93
(1) OneBeacon declared and paid a regular quarterly dividend of $0.21 per common share in the first quarter of 2013and in each quarter during 2012.

Essentia Sale
Effective January 1, 2013, OneBeacon completed the sale of Essentia, an indirect wholly-owned subsidiary which wrote the collector car and boat business, to Markel Corporation. Concurrently therewith, OneBeacon and Hagerty Insurance Agency (“Hagerty”) terminated their underwriting arrangement with respect to the collector car and boat business. OneBeacon recognized a pre-tax gain on sale of $23 million ($15 million after tax) in the first quarter of 2013. The business associated with this agreement generated net written premiums of $35 million, or 12% of OneBeacon's net written premiums, for the quarter ended March 31, 2012.

OneBeacon Results - Three Months Ended March 31, 2013 versus Three Months Ended March 31, 2012
OneBeacon ended the first quarter of 2013 with a book value per share of $11.15, an increase of 6.9% from December 31, 2012, including dividends. The increase was driven by strong investment and underwriting results and the $15 million after-tax gain from the sale of Essentia.
OneBeacon's GAAP combined ratio was 88% for the first quarter of 2013 compared to 89% for the first quarter of 2012. The decrease in OneBeacon's combined ratio was due to a 3 point decrease in the expense ratio, primarily from lower insurance acquisition expenses due to changes in business mix driven by the termination of the underwriting arrangement with Hagerty, partially offset by a 2 point increase in the loss and LAE ratio from higher current accident year losses. Both periods included 1 point of favorable loss reserve development and 1 point of catastrophe losses.

OneBeacon's net written premiums decreased 13% for the first quarter of 2013 to $265 million, compared to $303 million in the first quarter of 2012, due to the exit from the collector car and boat and energy businesses. Excluding the $42 million of net written premiums from the exited businesses in the first quarter of 2012, net written premiums increased 2%, as increases across most of OneBeacon's underwriting units were mostly offset by a decrease in professional insurance.
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
For the first quarter of 2013 and 2012, OneBeacon's net combined ratio was higher than its gross combined ratio by 1 point and 5 points, respectively. The year over year differential was largely attributable to an increase in the first quarter of 2013 in ceded loss recoveries associated primarily with marine insurance, which largely offset the premiums ceded.

Sirius Group

Financial results and GAAP combined ratios for Sirius Group for the three months ended March 31, 2013 and 2012 follow:

	Three Months Ended
	March 31,
($ in millions)	2013	2012
Gross written premiums	$451.7	$464.0
Net written premiums	$334.1	$350.8

Earned insurance and reinsurance premiums	$208.9	$226.2
Net investment income	13.1	17.1
Net realized and unrealized investment gains	13.1	13.7
Other revenue - foreign currency translation gains	3.3	18.4
Other revenue	7.2	(.1)
Total revenues	245.6	275.3
Losses and LAE	95.4	113.4
Insurance and reinsurance acquisition expenses	43.3	51.0
Other underwriting expenses	29.7	26.0
General and administrative expenses	8.3	11.8
Accretion of fair value adjustment to loss and LAE reserves	1.2	7.1
Interest expense on debt	6.6	6.5
Total expenses	184.5	215.8
Pre-tax income	$61.1	$59.5

GAAP ratios:
Losses and LAE	46%	50%
Expense	35%	34%
Combined	81%	84%

Sirius Group Results - Three Months Ended March 31, 2013 versus Three Months Ended March 31, 2012
Sirius Group's GAAP combined ratio was 81% for the first quarter of 2013 compared to 84% for the first quarter of 2012. The decrease was primarily due to improved property, accident and health, and marine underwriting results in the first quarter of 2013. Catastrophe losses did not meaningfully affect the combined ratio in either period. For the first quarter of 2013, net unfavorable loss reserve development was 2 points ($4 million), primarily due to a $5 million late reported agricultural claim related to the 2012 U.S. drought and a $2 million increase in asbestos reserves, offset by loss estimate reductions in the property and accident and health lines. The first quarter of 2012 included 3 points ($6 million) of favorable loss reserve development, primarily due to reductions of loss estimates for the 2011 Japan earthquake.

Sirius Group's gross written premiums decreased 3% (4% in local currencies) for the first quarter of 2013 to $452 million, compared to $464 million in the first quarter of 2012, while net written premiums decreased 5% (6% in local currencies) for the first quarter of 2013 to $334 million, compared to $351 million in the first quarter of 2012.  These decreases were primarily from the accident and health line of business, partially offset by increased property business.  Net written premiums in the first quarter of 2013 also reflect increased retrocessions on the accident and health and marine lines of business compared to the first quarter of 2012. Net earned premiums decreased 8% (9% in local currencies) for the first quarter of 2013 to $209 million, compared to $226 million in the first quarter of 2012.
Sirius Group's other revenues in the first quarter of 2013 primarily consisted of pre-tax transaction gains of $7 million from White Mountains Solutions' acquisition of American Fuji and $3 million of foreign currency translation gains compared to foreign currency translation gains of $18 million in the first quarter of 2012. (See “Foreign Currency Translation” on page 51)
Sirius Group's other underwriting expenses increased $4 million in the first quarter of 2013, primarily due to costs related to the implementation of a global property underwriting system and higher professional fees relating to Lloyds initiatives. General and administrative expense decreased by $4 million, primarily due to the absence of employee severance and separation costs that were included in the first quarter of 2012.  Accretion of fair value adjustment to losses and LAE reserves decreased by $6 million due to the acceleration of the amortization of the purchase accounting established for the acquisition of Scandinavian Reinsurance Company Ltd. (“Scandinavian Re”) due to a treaty loss commutation in the first quarter of 2012.
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
Sirius Group's gross combined ratio was lower than the net combined ratio by 8 points for the first quarter of 2013 and flat for the first quarter of 2012.  The higher net combined ratio for the first quarter of 2013 was primarily due to the cost of property retrocessions with limited ceded property loss recoveries. For the first quarter of 2012, a higher percentage of Sirius Group's gross property losses were subject to the retrocessional program, resulting in ceded loss recoveries, which in turn lowered Sirius Group's net combined ratio.

HG Global/BAM

HG Global and BAM. The following table presents the components of pre-tax income included in White Mountains' HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$2.0	$—	$2.0
Net written premiums	$1.5	$.5	$—	$2.0

Earned insurance and reinsurance premiums	$—	$—	$—	$—
Net investment income	.3	1.1	—	1.4
Net investment income - BAM Surplus Notes	10.1	—	(10.1)	—
Net realized and unrealized investment gains	(.2)	(1.1)	—	(1.3)
Other revenue	—	.1	—	.1
Total revenues	10.2	.1	(10.1)	.2
Insurance and reinsurance acquisition expenses	—	.1	—	.1
Other underwriting expenses	—	.1	—	.1
General and administrative expenses	.3	8.2	—	8.5
Interest expense - BAM surplus notes	—	10.1	(10.1)	—
Total expenses	.3	18.5	(10.1)	8.7
Pre-tax income (loss)	$9.9	$(18.4)	$—	$(8.5)

HG Global reported pre-tax income of $10 million in the first quarter of 2013, which was driven by $10 million of interest income on the BAM Surplus Notes. BAM reported $18 million in pre-tax losses in the first quarter of 2013 that were driven by $10 million of interest expense on the BAM Surplus Notes and $8 million of operating expenses. Since BAM is a mutual insurance company owned by its members, BAM's results do not affect White Mountains' adjusted book value per share as they are attributed to non-controlling interests.
The following table presents amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’ consolidated balance sheet as of March 31, 2013:

	As of March 31, 2013
Millions	HG Global	BAM	Eliminations	Total
Assets
Fixed maturity investments	$98.5	$466.4	$—	$564.9
Short-term investments	2.3	4.3	—	6.6
Total investments	100.8	470.7	—	571.5
Cash	.4	9.6	—	10.0
BAM Surplus Notes	503.0	—	(503.0)	—
Accrued interest receivable on BAM Surplus Notes	28.4	—	(28.4)	—
Other assets	2.2	4.8	(1.0)	6.0
Total assets	$634.8	$485.1	$(532.4)	$587.5

Liabilities
BAM Surplus Notes(1)	$—	$503.0	$(503.0)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	28.4	(28.4)	—
Preferred dividends payable to White Mountains' subsidiaries(3)	25.3	—	—	25.3
Preferred dividends payable to noncontrolling interests	.7	—	—	.7
Other liabilities	1.8	7.5	(1.0)	8.3
Total liabilities	27.8	538.9	(532.4)	34.3

Equity
White Mountains’ common shareholders’ equity	590.4	—	—	590.4
Non-controlling interests	16.6	(53.8)	—	(37.2)
Total equity	607.0	(53.8)	—	553.2
Total liabilities and equity	$634.8	$485.1	$(532.4)	$587.5

(1)	Under GAAP, the BAM Surplus Notes are classified as debt by the issuer. Under Statutory accounting, they are classified as Surplus.

(2)
Under GAAP, interest accrues daily on the BAM Surplus Notes. Under Statutory accounting, interest is not accrued on the BAM Surplus Notes until it has been approved for payment by insurance regulators.

(3)	Dividends on HG Global preferred shares payable to White Mountains' subsidiaries are eliminated in White Mountains' consolidated financial statements.

Other Operations

A summary of White Mountains’ financial results from its Other Operations segment for the three months ended March 31, 2013 and 2012 follows:

	Three Months Ended
	March 31,
Millions	2013	2012
Net investment income	$4.6	$10.0
Net realized and unrealized investment gains	35.0	15.1
Other revenue - Hamer and Bri-Mar (1)	—	8.2
Other revenue — Symetra warrants	(3.7)	11.1
Other revenue	(2.6)	(6.5)
Total revenues	33.3	37.9
General and administrative expenses - Hamer and Bri-mar (1)	—	7.2
General and administrative expenses	21.8	16.7
Interest expense — debt	.4	.3
Total expenses	22.2	24.2
Pre-tax income	$11.1	$13.7

(1) As of October 1, 2012, Hamer and Bri-Mar are no longer consolidated and are accounted for as investments in unconsolidated affiliates.

Other Operations Results - Three Months Ended March 31, 2013 versus Three Months Ended March 31, 2012
White Mountains' Other Operations segment reported pre-tax income of $11 million in the first quarter of 2013 compared to $14 million in the first quarter 2012.  Higher net realized and unrealized investment gains were more than offset by a decrease in the value of the Symetra warrants, lower net investment income and higher incentive compensation expenses. White Mountains' Other Operations segment reported net realized and unrealized investment gains of $35 million in first quarter of 2013 compared to $15 million in the first quarter of 2012 (see Investment Returns below). The value of White Mountains' investment in Symetra warrants decreased $4 million in the first quarter of 2013 compared to an increase of $11 million in the first quarter of 2012. Net investment income decreased from $10 million in the first quarter of 2012 to $5 million in the first quarter of 2013, primarily due to a lower invested asset base resulting from the funding of HG Global in July 2012 and share repurchases. The increase in general and administrative expenses in 2013 was primarily related to incentive compensation accruals, which were driven by the 10% increase in White Mountains' share price during the first quarter of 2013. WM Life Re reported losses of $7 million in both the first quarter of 2013 and 2012.

II. Summary of Investment Results

Investment Returns
For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a better comparison to benchmark returns, while all dollar amounts are presented net of any management fees and trading expenses.  A summary of White Mountains’ consolidated pre-tax investment results for the three months ended March 31, 2013 and 2012 follows:

	Three Months Ended
Pre-tax investment results	March 31,
Millions	2013	2012
Net investment income	$28.5	$41.8
Net realized and unrealized investment gains (1)	75.2	58.6
Net unrealized foreign currency (losses) gains on investments (2)	(3.3)	56.8
Total GAAP pre-tax investment gains	$100.4	$157.2
(1) Includes foreign currency losses of $9.8 and $25.1.
(2) Amounts recognized through other comprehensive income. Excludes non-investment related foreign currency losses of $0.5 and $33.6.

Gross investment returns and benchmark returns

	Three Months Ended
	March 31,
	2013	2012
Fixed maturity investments	0.0%	1.7%
Short-term investments	(0.2)%	0.2%
Total fixed income	0.0%	1.5%
Barclay’s U.S. Intermediate Aggregate Index	0.2%	0.7%
Common equity securities	9.0%	5.1%
Convertible fixed maturity investments	2.2%	5.5%
Other long-term investments	2.3%	3.7%
Total equities, convertibles and other long-term investments	7.1%	4.8%
S&P 500 Index (total return)	10.6%	12.6%
Total consolidated portfolio	1.4%	2.0%

White Mountains’ GAAP pre-tax total return on invested assets was 1.4% for the first quarter of 2013, which included 0.4% of foreign currency losses, compared to 2.0% for the first quarter of 2012, which included 0.4% of foreign currency gains. White Mountains' high-quality, short-duration, fixed income portfolio (a duration of approximately 2.6 years, including short term investments at March 31, 2013) was flat for the first quarter of 2013, but was up 0.4% in local currencies, compared to the Barclays U.S. Intermediate Aggregate return of 0.2%. White Mountains' value-oriented equity portfolio, approximately 21% of GAAP invested assets at March 31, 2013, was up 7.1% for the quarter compared to the S&P 500 Index return of 10.6%. The underperformance against the benchmark is attributable to an overweight position in gold mining, an underweight exposure to the consumer discretionary sector and the impact of other long-term investments and convertible fixed maturity positions (as opposed to common equity securities), which tend to lag the index in strong markets. The common equity security portfolio managed by Prospector Partners LLC ("Prospector") was up 8.3% in the quarter, underperforming the S&P 500 Index total return of 10.6%.
WM Advisors has a sub-advisory agreement with Prospector, a registered investment adviser, under which Prospector manages most of White Mountains’ publicly-traded common equity securities and convertible fixed maturity securities. Total annualized returns for White Mountains’ equity portfolio managed by Prospector compared to the annualized total returns of the S&P 500 Index are as follows:

	Periods ending March 31, 2013
Annualized returns	1-year	3-years	5-years	Since Inception(1)
Prospector separate accounts	11.4%	9.7%	2.0%	7.2%
S&P 500 Index	14.0%	12.7%	5.8%	5.4%
(1) Prospector separate annualized total returns since 12/2004.

Investment in Symetra Common Shares
White Mountains recorded a GAAP other-than-temporary impairment write-down on its investment in Symetra common shares during the fourth quarter of 2011.  As a result, White Mountains carried its investment in Symetra common shares at $15 per share at December 31, 2011, the estimate of its GAAP fair value.
At December 31, 2012, the carrying value of White Mountains' investment in Symetra common shares used in the calculation of adjusted book value per share was $16.58 per Symetra common share. During the first quarter of 2013, White Mountains recorded $9 million in equity in earnings from its investment in Symetra's common shares, which increased the value of the investment in Symetra's common shares used in the calculation of White Mountains' adjusted book value per share to $17.06 per Symetra common share at March 31, 2013. This compares to Symetra's quoted stock price of $13.41 and Symetra's book value per common share excluding unrealized gains and losses from its fixed maturity investment portfolio of $19.40.

Foreign Currency Translation
A summary of the impact of foreign currency translation on White Mountains’ consolidated financial results for the three months ended March 31, 2013 and 2012 follows:

	Three Months Ended
	March 31,
Millions	2013	2012
Net realized and unrealized investment losses — foreign currency	$(9.8)	$(25.1)
Other revenue — foreign currency translation gains	3.3	18.4
Total foreign currency translation losses recognized through net income, pre-tax	(6.5)	(6.7)
Income tax benefit	1.6	.9
Total foreign currency translation losses recognized through net income after tax	(4.9)	(5.8)

Change in foreign currency translation on investments	(3.3)	56.8
Change in foreign currency translation on non-investment net liabilities	(.5)	(33.6)
Total foreign currency translation (losses) gains recognized through other comprehensive income	(3.8)	23.2

Total foreign currency (losses) gains recognized through comprehensive income	$(8.7)	$17.4

At March 31, 2013, White Mountains’ investment portfolio included $1.0 billion in non-U.S. dollar-denominated investments, most of which are held at Sirius International Insurance Corporation ("Sirius International") and are denominated in Swedish kronor or euros. The value of the investments in this portfolio is impacted by changes in the exchange rate between the U.S. dollar and the kronor and between the U.S. dollar and the euro.  During the first quarter of 2013, the U.S. dollar strengthened .4% against the kronor and 3% against the euro. During the first quarter of 2012, the U.S. dollar weakened 4% against the kronor and 3% against the euro.  These currency movements resulted in approximately $13 million of pre-tax foreign currency investment losses and $32 million of pre-tax foreign currency investment gains in the first quarter of 2013 and 2012, which are recorded as components of net realized and unrealized investment gains and change in foreign currency translation on investments (recognized through other comprehensive income).
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
 The amount of foreign currency translation on Sirius International’s U.S. dollar-denominated investments recognized as a decrease of other comprehensive income and an increase of net income was $3 million for the first quarter of 2013. The amount of foreign currency translation on Sirius International’s U.S. dollar-denominated investments recognized as an increase of other comprehensive income and a decrease of net income was $23 million for the first quarter of 2012.

Investments by Country of Issue

White Mountains’ investment portfolio consists of debt and equity securities issued in over 30 countries worldwide. The United States represents the country of issue for 78% of White Mountains’ fixed maturity, common equity and convertible fixed maturity investment portfolio. White Mountains has no direct sovereign risk exposure to European peripheral countries Ireland, Greece, Portugal, Spain and Italy (“peripheral countries”). White Mountains’ portfolio includes .7% of total fixed maturity, convertible fixed maturity and common equity investments issued from peripheral countries at March 31, 2013. However, White Mountains has indirect exposure to peripheral countries through securities issued from non-peripheral countries as the issuers of the securities could have exposure to peripheral countries.

The following tables list White Mountains’ investments in fixed maturities, common equities and convertible fixed maturities at March 31, 2013 categorized as financial or non-financial investments and by country of issue:

March 31, 2013
Millions	Fair value
Debt securities issued by corporations:
Non-financial
Australia	$44.2
Bermuda	26.9
Canada	164.7
France	41.7
Greece	—
Ireland	1.5
Italy	13.6
Netherlands	122.1
Portugal	—
Spain	11.2
Sweden	28.7
United Kingdom	115.7
United States	1,425.0
Other	36.0
Total non-financial debt	2,031.3
Financial
Australia	16.0
Greece	—
Ireland	—
Italy	—
Netherlands	12.5
Portugal	—
Spain	—
United Kingdom	17.9
United States	313.5
Other	18.5
Total financial debt	378.4
Total debt securities issued by corporations	2,409.7
Mortgage-backed and asset-backed securities:
Sweden	22.8
United Kingdom	4.9
United States	1,679.6
Total mortgage-backed and asset-backed securities	1,707.3
Foreign government, agency and provincial obligations:
Canada	48.4
Germany	25.1
Greece	—
France	48.7
Ireland	—
Italy	—
Japan	25.6
New Zealand	50.3
Portugal	—
Spain	—
Sweden	286.8
Other	21.2
Total foreign government, agency and provincial obligations	506.1
US Government and agency obligations(1)	435.5
Municipal obligations(1)	5.2
Preferred stocks(1)	87.5
Total fixed maturity investments	$5,151.3
(1) All securities were issued in the United States.

March 31, 2013
Millions	Fair value
Common equity securities:
Non-financial
Canada	$26.3
Greece	.6
Ireland	8.3
Italy	.5
Japan	16.5
Portugal	.4
South Africa	13.6
Spain	3.4
Switzerland	12.6
United States	651.8
Other	19.1
Total non-financial common equity securities	753.1

Financial
Bermuda	68.6
United States	243.9
Other	7.6
Total financial common equity securities	320.1
Total common equity securities	$1,073.2

Convertible fixed maturities:
Canada	$1.3
United Kingdom	13.1
United States	81.2
Total convertible fixed maturity investments	$95.6

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash and Short-term Investments

Holding company level.  The primary sources of cash for the Company and certain of its intermediate holding companies are expected to be distributions and tax sharing payments received from its insurance and reinsurance operating subsidiaries, capital raising activities, net investment income and proceeds from sales and maturities of investments. The primary uses of cash are expected to be repurchases of the Company’s common shares, payments on and repurchases/retirements of its debt obligations, dividend payments to holders of the Company’s common shares, to non-controlling interest holders of OneBeacon Ltd.’s common shares and to holders of the SIG Preference Shares, purchases of investments, payments to tax authorities, contributions to operating subsidiaries and operating expenses.
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
During the fourth quarter of 2012, OneBeacon executed various intercompany reinsurance agreements which, along with other internal capital transactions among our insurance operating subsidiaries, resulted in ASIC becoming the lead insurance company for the ongoing specialty business and OBIC becoming the lead insurance company for the runoff business. Notwithstanding these restructuring transactions, OneBeacon continues to manage its statutory capital on a combined basis. Although OBIC remains a top tier regulated insurance operating subsidiary and maintains sufficient statutory capital to support the runoff business, the majority of the group's statutory capital is now included in ASIC, which is currently a subsidiary of OBIC, to support the ongoing specialty business.
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

During the first quarter of 2013, OneBeacon's top tier regulated insurance operating subsidiaries paid $10 million of dividends to their immediate parent.
During the first quarter of 2013, OneBeacon's unregulated insurance operating subsidiaries paid $4 million of dividends to their immediate parent. At March 31, 2013, OneBeacon's unregulated insurance operating subsidiaries had $16 million of net unrestricted cash, short-term investments and fixed maturity investments.
During the first quarter of 2013, OneBeacon Ltd. paid $20 million of regular quarterly dividends to its common shareholders. White Mountains received $15 million of these dividends.
At March 31, 2013, OneBeacon Ltd. and its intermediate holding companies had $326 million of net unrestricted cash, short-term investments and fixed maturity investments and $37 million of common equity securities and convertible fixed maturity investments outside of its regulated and unregulated insurance operating subsidiaries.

Sirius Group:
Subject to certain limitations under Swedish law, Sirius International is permitted to transfer a portion of its pre-tax income to its Swedish parent companies to minimize taxes (referred to as a group contribution). In 2013, Sirius International currently intends to transfer approximately $110 million (based on the March 31, 2013 SEK to USD exchange rate) of its 2012 pre-tax income to its Swedish parent companies as a group contribution, $8 million of which was transferred during the first quarter of 2013.
Sirius International has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, Sirius International has allocated the majority of its pre-tax income, after group contributions to its Swedish parent companies, to the Safety Reserve (see “Safety Reserve” on page 56). At December 31, 2012, Sirius International had $852 million (based on the December 31, 2012 SEK to USD exchange rate) of unrestricted statutory surplus, which is available for distribution in 2013. The amount of dividends available to be paid by Sirius International in any given year is also subject to cash flow and earnings generated by Sirius International’s business, as well as to dividends received from its subsidiaries, including Sirius America Insurance Company (“Sirius America”). During the first quarter of 2013, Sirius International distributed $75 million of dividends to its immediate parent, which had been declared and accrued in December 2012. In 2013, Sirius International currently intends to distribute an additional $50 million of dividends to its immediate parent.
Sirius America has the ability to pay dividends during any twelve-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. Based upon 2012 statutory net investment income, Sirius America has the ability to pay $15 million of dividends during 2013 without prior approval of regulatory authorities, subject to the availability of earned surplus.  At December 31, 2012, Sirius America had $56 million of earned surplus and $528 million of statutory surplus.  Sirius America did not pay any dividends to its immediate parent during the first quarter of 2013.
During the first quarter of 2013, Sirius Group distributed $75 million of dividends to its immediate parent, which had been declared and accrued in December 2012.
At March 31, 2013, Sirius Group and its intermediate holding companies had $64 million of net unrestricted cash, short-term investments and fixed maturity investments and $19 million of other long-term investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries.

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

Safety Reserve
Subject to certain limitations under Swedish law, Sirius International is permitted to transfer pre-tax income amounts into an untaxed reserve referred to as a safety reserve. At March 31, 2013, Sirius International's safety reserve amounted to SEK 9.6 billion, or $1.5 billion (based on the March 31, 2013 SEK to USD exchange rate). Under GAAP, an amount equal to the safety reserve, net of a related deferred tax liability established at the Swedish tax rate of 22.0%, is classified as shareholder’s equity. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain prescribed levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International's safety reserve ($325 million at March 31, 2013) is included in solvency capital. Access to the safety reserve is restricted to coverage of reinsurance losses. Access for any other purpose requires the approval of Swedish regulatory authorities. Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the $1.5 billion balance of the safety reserve, without any provision for deferred taxes, in Sirius International's capital when assessing Sirius International's financial strength.

HG Global/BAM:
HG Global has $613 million face value of preferred shares outstanding, of which White Mountains owns 97.3%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. HG Global did not declare or pay any preferred dividends in 2012 or the first quarter of 2013. As of March 31, 2013, HG Global has accrued $26.0 million of dividends payable to holders of its preferred shares, $25.3 million of which is payable to White Mountains and eliminated in consolidation.
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
Interest on the BAM Surplus Notes is payable quarterly at a fixed annual rate of 8.0%. Interest and principal payments are subject to approval of the New York State Department of Financial Services. BAM did not pay any interest on the BAM Surplus Notes in 2012 or the first quarter of 2013. As of March 31, 2013, HG Global has accrued $28 million of interest receivable on the BAM Surplus Notes.

Other Operations:
During the first quarter of 2013, WM Advisors did not pay any dividends to its immediate parent. At March 31, 2013, WM Advisors had approximately $11 million of net unrestricted cash and short-term investments.
At March 31, 2013, the Company and its intermediate holding companies had $90 million of net unrestricted cash, short-term investments and fixed maturity investments, $510 million of common equity securities and $77 million of other long-term investments included in its Other Operations segment. During the first quarter of 2013, White Mountains paid a $6 million common share dividend.

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
The following table illustrates White Mountains’ consolidated insurance float position as of March 31, 2013 and December 31, 2012:

($ in millions)	March 31, 2013	December 31, 2012
Total investments	$6,972.8	$7,278.1
BAM total cash and investments	(480.3)	(488.4)
BAM Surplus Notes held by HG Global	503.0	503.0
Consolidated limited partnership investments(1)	(128.2)	(91.2)
Cash	411.5	462.4
Investments in unconsolidated affiliates	383.6	387.9
Equity in net unrealized gains from Symetra’s fixed maturity portfolio	(54.1)	(62.8)
Cash and investments posted as collateral by WM Life Re(2)	(229.8)	(393.6)
Net investment assets classified within assets held for sale	296.9	338.1
Accounts receivable on unsettled investment sales	99.0	3.9
Accounts payable on unsettled investment purchases	(25.7)	(11.4)
Interest-bearing funds held by ceding companies(3)	80.8	85.1
Interest-bearing funds held under reinsurance treaties(4)	(17.9)	(17.7)
Net investment assets	$7,811.6	$7,993.4
Total White Mountains’ common shareholders’ equity	$3,758.9	$3,731.8
Non-controlling interest—OneBeacon Ltd.	263.5	251.4
Non-controlling interest—SIG Preference Shares	250.0	250.0
Debt	676.2	751.2
Total capital(1)	4,948.6	4,984.4
Equity in net unrealized gains from Symetra’s fixed maturity portfolio, net of applicable taxes	(49.7)	(57.7)
Total adjusted capital	$4,898.9	$4,926.7
Insurance float	$2,912.7	$3,066.7
Insurance float as a multiple of total adjusted capital	0.6x	0.6x
Net investment assets as a multiple of total adjusted capital	1.6x	1.6x
Insurance float as a multiple of White Mountains’ common shareholders’ equity	0.8x	0.8x
Net investment assets as a multiple of White Mountains’ common shareholders’ equity	2.1x	2.1x

(1)	Total capital only includes noncontrolling interests that White Mountains benefits from the return on or has the ability to utilize the net assets supporting this noncontrolling interest.

(2)	Consists of cash, fixed maturity and short-term investments held by WM Life Re and posted as collateral to its variable annuity reinsurance counterparties.

(3)	Excludes funds held by ceding companies from which White Mountains does not receive interest credits.

(4)	Excludes funds held by White Mountains under reinsurance treaties for which White Mountains does not provide interest credits.

During the first quarter of 2013, insurance float decreased by $154 million, primarily due to the continued runoff of reserves at OneBeacon and Sirius America and runoff of Sirius Group's casualty business and payments of losses incurred in 2010 and 2011 related to major catastrophes, primarily from hurricane Sandy and earthquakes in Chile, Japan and New Zealand.  These catastrophe losses increased White Mountains’ insurance float when they were first recorded, which is now reversing and decreasing insurance float as the catastrophe losses are paid. Based on March 31, 2013 balances, the closing of the Runoff Transaction is expected to decrease insurance float by approximately $297 million.

Financing

The following table summarizes White Mountains’ capital structure as of March 31, 2013 and December 31, 2012:

($ in millions)	March 31, 2013	December 31, 2012
2012 OBH Senior Notes, carrying value	$274.7	$274.7
SIG Senior Notes, carrying value	399.4	399.4
WTM Bank Facility	—	75.0
Old Lyme Note	2.1	2.1
Total debt	676.2	751.2
Non-controlling interest—OneBeacon Ltd.	263.5	251.4
Non-controlling interest—SIG Preference Shares	250.0	250.0
Total White Mountains’ common shareholders’ equity	3,758.9	3,731.8
Total capital (1)	4,948.6	4,984.4
Equity in net unrealized gains from Symetra’s fixed maturity portfolio	(49.7)	(57.7)
Total adjusted capital	$4,898.9	$4,926.7

Total debt to total adjusted capital	14%	15%
Total debt and preference shares to total adjusted capital	19%	20%

Deferred tax on safety reserve (“DTSR”)(2)	$325.4	$327.0

Total debt to total adjusted capital, including DTSR (2)	13%	14%
Total debt and preference shares to total adjusted capital, including DTSR (2)	18%	19%
(1) Total capital only includes non-controlling interests that White Mountains benefits from the return on or has the ability to utilize the net assets supporting this non-controlling interest.
(2) The deferred tax liability on the safety reserve at Sirius International is considered regulatory capital in Sweden (See “Safety Reserve” on page 56) .

Management believes that White Mountains has the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. However, White Mountains can provide no assurance that, if needed, it would be able to obtain additional debt or equity financing on satisfactory terms, if at all.
White Mountains has a revolving credit facility with a syndicate of lenders administered by Bank of America, N.A. with a total commitment of $375 million (the “WTM Bank Facility”) that has a maturity date of August 12, 2015. As of December 31, 2012, White Mountains had $75 million outstanding under the WTM Bank Facility, which the Company repaid in January 2013. As of March 31, 2013, the WTM Bank Facility was undrawn.
The WTM Bank Facility contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under this facility and result in acceleration of principal repayment on any amounts outstanding. At March 31, 2013, White Mountains was in compliance with all of the covenants under the WTM Bank Facility and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.
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
In November 2012, OneBeacon U.S. Holdings, Inc. (“OBH”) issued $275 million face value of senior unsecured debt (the “2012 OBH Senior Notes”) through a public offering, at an issue price of 99.9%. The net proceeds from the issuance of the 2012 OBH Senior Notes were used to repurchase OBH's previously issued Senior Notes. The 2012 OBH Senior Notes, which are fully and unconditionally guaranteed as to the payment of principal and interest by OneBeacon Ltd., bear an annual interest rate of 4.60%, payable semi-annually in arrears on May 9 and November 9, until maturity on November 9, 2022.

The 2012 OBH Senior Notes and the SIG Senior Notes were issued under indentures that contain restrictive covenants which, among other things, limit the ability of OneBeacon, Ltd., OBH, SIG and their respective subsidiaries to create liens and enter into sale and leaseback transactions and limits the ability of OneBeacon, Ltd., OBH, SIG and their respective subsidiaries to consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which OneBeacon, Ltd., OBH or SIG must adhere. At March 31, 2013, OneBeacon, Ltd., OBH and SIG were in compliance with all of the covenants under the 2012 OBH Senior Notes and the SIG Senior Notes, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

Share Repurchases

During the past several years, White Mountains' board of directors has authorized the Company to repurchase its common shares, from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. At March 31, 2013, White Mountains may repurchase an additional 545,496 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its board of directors.
During the first quarter of 2013, White Mountains repurchased a total of 140,224 of its common shares for $79 million at an average share price of $564, which was 93% of White Mountains' adjusted book value per share of $606 at March 31, 2013. These repurchases were comprised of (1) 140,000 common shares repurchased in a private transaction under the board authorization for $79 million at an average share price of $564; and (2) 224 common shares repurchased pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not fall under the board authorization referred to above.

Cash Flows

Detailed information concerning White Mountains’ cash flows during the three months ended March 31, 2013 and 2012 follows:

Cash flows from operations for the three months ended March 31, 2013 and 2012
Net cash flows used for continuing operations was $(184) million and $(272) million in the first quarter of 2013 and the first quarter of 2012, respectively. The net use of cash for continuing operations in both periods is primarily due to payments made on losses related to major catastrophes in 2010 and 2011, primarily from earthquakes in Chile, Japan and New Zealand, as well as commutations and runoff of Sirius Group's casualty business. The first quarter of 2013 also included payments made on losses related to hurricane Sandy, while the first quarter of 2012 also included the final settlement and commutation of Scandinavian Re's multi-year retrocessional Casualty Aggregate Stop Loss Agreement with St. Paul. Net cash flows used for discontinued operations was $(41) million and $(61) million in the first quarter of 2013 and 2012, respectively. The cash outflows from discontinued operations in 2013 and 2012 were primarily due to the runoff of reserves related to non-specialty commercial lines businesses that OneBeacon has exited since 2010.
White Mountains does not believe that these trends will have a meaningful impact on its future liquidity or its ability to meet its future cash requirements.

Cash flows from investing and financing activities for the three months ended March 31, 2013
Financing and Other Capital Activities
During the first quarter of 2013, the Company declared and paid a $6 million cash dividend to its common shareholders.
During the first quarter of 2013, the Company repurchased and retired 140,224 of its common shares for $79 million.
During the first quarter of 2013, White Mountains repaid the $75 million that was outstanding under the WTM Credit Facility at December 31, 2012. White Mountains also borrowed and repaid an additional $80 million under the WTM Credit Facility during the quarter.
During the first quarter of 2013, OneBeacon Ltd. declared and paid $20 million of cash dividends to its common shareholders. White Mountains received a total of $15 million of these dividends.
During the first quarter of 2013, Sirius Group paid a $75 million cash dividends to its immediate parent. This dividend had been declared and accrued in December 2012.
During the first quarter of 2013, Sirius Group paid $13 million of interest on the SIG Senior Notes.
During the first quarter of 2013, White Mountains contributed $20 million to WM Life Re.

Acquisitions and Dispositions
During the first quarter of 2013, White Mountains Solutions closed on the acquisition of American Fuji Fire and Marine Insurance Company, a small runoff subsidiary of American International Group, for a purchase price of $10 million.
During the first quarter of 2013, OneBeacon completed the sale of a Essentia and received $31 million as consideration.

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
During the first quarter of 2012, White Mountains contributed $10 million to WM Life Re.

FAIR VALUE CONSIDERATIONS

White Mountains records certain assets and liabilities at fair value in its consolidated financial statements, with changes therein recognized in earnings. In addition, White Mountains records certain liabilities at historical or amortized cost and discloses the estimated fair value of these liabilities in the notes to the consolidated financial statements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price) at a particular measurement date. Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”).
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
As of March 31, 2013, approximately 95% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturities, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturities including corporate debt, state and other governmental debt, convertible fixed maturity securities and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include White Mountains’ investments in hedge funds and private equity funds, as well as investments in certain debt securities, including asset-backed securities, where quoted market prices are unavailable. White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value. The outside pricing services used by White Mountains have indicated that if no observable inputs are available for a security, they will not provide a price.

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

Variable Annuity Reinsurance Liabilities
White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. White Mountains carries the benefit guarantees at fair value. The fair value of the guarantees is estimated using actuarial and capital market assumptions related to the projected discounted cash flows over the term of the reinsurance agreement. The valuation uses assumptions about surrenders rates, market volatilities and other factors, and includes a risk margin which represents the additional compensation a market participant would require to assume the risks related to the business. The selection of surrender rates, market volatility assumptions, risk margins and other factors require the use of significant management judgment. Assumptions regarding future policyholder behavior, including surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimate. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value of the liabilities associated with these guarantees that could materially affect results of operations. All of White Mountains’ variable annuity reinsurance liabilities ($252 million) were classified as Level 3 measurements at March 31, 2013.
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
As of March 31, 2013, WM Life Re’s annual surrender assumptions vary from 0.1% currently to 3.0% depending on the level of account value versus guarantee value; at the current levels of account value, the weighted average is approximately 0.6% per annum.  The potential increase in the fair value of the liability due to a change in current actuarial assumptions is as follows:

	Increase in fair value of liability
Millions	March 31, 2013	December 31, 2012
Decrease 50%	$2	$3
Decrease 100% (to zero surrenders)	$4	$5

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
Adjusted comprehensive income is a non-GAAP financial measure that excludes the change in equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes, from comprehensive income. In the calculation of comprehensive income under GAAP, fixed maturity investments are marked-to-market while the liabilities to which those assets are matched are not. Symetra attempts to earn a “spread” between what it earns on its investments and what it pays out on its products. In order to try to fix this spread, Symetra invests in a manner that tries to match the duration and cash flows of its investments with the required cash outflows associated with its life insurance and structured settlements products. As a result, Symetra typically earns the same spread on in-force business whether interest rates fall or rise. Further, at any given time, some of Symetra’s structured settlement obligations may extend 40 or 50 years into the future, which is further out than the longest maturing fixed maturity investments regularly available for purchase in the market (typically 30 years). For these long-dated products, Symetra is unable to fully match the obligation with assets until the remaining expected payout schedule comes within the duration of securities available in the market. If at that time, these fixed maturity investments have yields that are lower than the yields expected when the structured settlement product was originally priced, the spread for the product will shrink and Symetra will ultimately harvest lower returns for its shareholders. GAAP comprehensive income increases when rates decline, which would suggest an increase in the value of Symetra - the opposite of what is happening to the intrinsic value of the business. Therefore, White Mountains’ management and Board of Directors use adjusted comprehensive income when assessing Symetra’s quarterly financial performance. In addition, this measure is typically the predominant component of change in adjusted book value per share, which is used in calculation of White Mountains’ performance for both short-term (annual bonus) and long-term incentive plans. The reconciliation of adjusted comprehensive income to comprehensive income is included on page 43.
Adjusted book value per share is a non-GAAP measure which is derived by expanding the GAAP calculation of book value per White Mountains common share to exclude equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes. In addition, the number of common shares outstanding used in the calculation of adjusted book value per share are adjusted to exclude unearned restricted common shares, the compensation cost of which, at the date of calculation, has yet to be amortized. The reconciliation of adjusted book value per share to GAAP book value per share is included on page 42.
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

CRITICAL ACCOUNTING ESTIMATES

Refer to the Company’s 2012 Annual Report on Form 10-K for a complete discussion regarding White Mountains’ critical accounting estimates.

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

These statements are based on certain assumptions and analyses made by White Mountains in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform with its expectations and predictions is subject to a number of risks and uncertainties that could cause actual results to differ materially from expectations, including:

•	the risks associated with Item 1A of White Mountains’ 2012 Annual Report on Form 10-K;

•	claims arising from catastrophic events, such as hurricanes, earthquakes, floods or terrorist attacks;

•	the continued availability of capital and financing;

•	general economic, market or business conditions;

•	business opportunities (or lack thereof) that may be presented to it and pursued;

•	competitive forces, including the conduct of other property and casualty insurers and reinsurers;

•	changes in domestic or foreign laws or regulations, or their interpretation, applicable to White Mountains, its competitors or its clients;

•	an economic downturn or other economic conditions adversely affecting its financial position;

•	recorded loss reserves subsequently proving to have been inadequate;

•	actions taken by ratings agencies from time to time, such as financial strength or credit ratings downgrades or placing ratings on negative watch; and

•	other factors, most of which are beyond White Mountains’ control.

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

Refer to White Mountains’ 2012 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”.  As of March 31, 2013, there were no material changes in the market risks as described in White Mountains’ most recent Annual Report.

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
There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2013.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

Refer to White Mountains’ 2012 Annual Report on Form 10-K and in particular Item 3. - “Legal Proceedings”.  As of March 31, 2013, other than what is described below, there were no material changes in the legal proceedings as described in White Mountains’ most recent Annual Report.

Esurance Sale
In 2011, the Company sold its Esurance and Answer Financial businesses (the “Transferred Companies”) to The Allstate Corporation (“Allstate”) for a purchase price of approximately $1.01 billion. The purchase price consisted of $700 million plus the tangible book value of the Transferred Companies at the closing, which was estimated to be $308 million. Following closing, Allstate was required to prepare a final closing statement, including an audited balance sheet for the Transferred Companies as of the closing date.  The Company is disputing Allstate's calculation of tangible book value in the closing statement.  The amount in dispute is approximately $20 million.  The dispute principally relates to (i) the elimination of $25 million (pre-tax) of deferred acquisition costs ($16 million, after tax) and (ii) the inclusion of a liability equal to the costs associated with an Esurance extra-contractual (“ECO”) matter settled in April 2012 of $5 million ($3 million, after tax). Per the agreement governing the sale of the Transferred Companies (the “Sale Agreement”), disputes over the closing statement are to be arbitrated by an independent accountant.
The Company believes this final closing statement was required to be prepared and audited no later than January 5, 2012.  Allstate did not deliver the final closing statement to the Company until June 6, 2012, with an audit report dated June 1, 2012. As a result, in addition to the substantive disputes over the final closing statement, the Company also believes that Allstate's failure to have the final closing statement prepared and audited by the required date constituted a breach of Allstate's obligations under the Sale Agreement. The Company brought suit in the United States District Court for the Southern District of New York in connection with such breach. The court concluded that the Company’s breach claim should also be arbitrated by the independent accountant under the Sale Agreement. That process is expected to be completed in the fourth quarter of 2013.

Tribune Company
In June 2011, Deutsche Bank Trust Company Americas, Law Debenture Company of New York and Wilmington Trust Company (collectively referred to as “Plaintiffs”), in their capacity as trustees for certain senior notes issued by the Tribune Company (“Tribune”), filed lawsuits in various jurisdictions (the “Noteholder Actions”) against numerous defendants including OneBeacon, OBIC-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune seeking recovery of the proceeds from the sale of common stock of Tribune in connection with Tribune's leveraged buyout in 2007 (the “LBO”). Tribune filed for bankruptcy in 2008 in the Delaware bankruptcy court (the “Bankruptcy Court”). The Bankruptcy Court granted Plaintiffs permission to commence these LBO-related actions. Plaintiffs seek recovery of the proceeds received by the former Tribune shareholders on a theory of constructive fraudulent transfer asserting that Tribune purchased or repurchased its common shares without receiving fair consideration at a time when it was, or as a result of the purchases of shares, was rendered, insolvent. OneBeacon has entered into a joint defense agreement with other affiliates of White Mountains that are defendants in the action. Certain subsidiaries of White Mountains received approximately $39 million for Tribune common stock tendered in connection with the LBO.
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
In September 2012, a case management order was entered in the consolidated cases, setting forth, among other things, a briefing schedule for an omnibus motion to dismiss in the Noteholder Actions. The court is expected to hear oral argument on that motion in the second quarter of 2013. Discovery and other motion practice (other than motions to amend the complaints) in the Committee Action and the Noteholder Actions is stayed until further order of the court.

Ace American Insurance Company
A subsidiary of the OneBeacon, OneBeacon U.S. Holdings, Inc. (“OBH”), was sued in Federal Court in the Eastern District of Pennsylvania on August 17, 2012 by Ace American Insurance Company (“Ace”).  The complaint alleged that OBH, through a professional recruiting firm, improperly hired a group of Ace employees from Ace's surety division. The complaint sought injunctive relief and unspecified damages. After court-ordered expedited discovery was completed, the claims for injunctive relief were resolved pursuant to a confidential agreement. After the claims against OBH for injunctive relief were resolved, Ace filed a Demand for Arbitration against five of the former Ace surety employees hired by OneBeacon, alleging breach of their duty of loyalty to Ace and misappropriation of Ace trade secrets. On March 6, 2013, Ace also filed an Amended Complaint in the Federal Court action, naming OneBeacon Insurance Group, Ltd., OneBeacon Insurance Group, LLC and OneBeacon Services, LLC as additional defendants. The only remaining claim is for damages and trial is scheduled for June 2013. OneBeacon believes that Ace's damages claim against all of the OneBeacon companies and the claims against the individual employees are without merit and intends to vigorously defend both claims. OneBeacon does not expect the resolution of this lawsuit to result in a material change to its financial position.

Item 1A.	Risk Factors.

There have been no material changes to any of the risk factors previously disclosed the Registrant’s 2012 Annual Report on Form 10-K.

Item 2.	Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
March 1 - March 31, 2013	140,224	$563.57	140,000	545,496

Total	140,224	$563.57	140,000	545,496
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
The following financial information from White Mountains’ Quarterly Report on Form 10Q for the quarter ended March 31, 2013 formatted in XBRL: (i) Consolidated Balance Sheets, March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations and Comprehensive Income, Three Months Ended March 31, 2013 and 2012; (iii) Consolidated Statements of Changes in Equity, Three Months Ended March 31, 2013 and 2012; (iv) Consolidated Statements of Cash Flows, Three Months Ended March 31, 2013 and 2012; and (v) Notes to Consolidated Financial Statements. *

*	Included herein
**	Not included as an exhibit as the information is contained elsewhere within this report. See Note 10 of the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date:	April 29, 2013	By: /s/ J. Brian Palmer
J. Brian Palmer
Vice President and Chief Accounting Officer