Form 10-Q
period 2013-06-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2013-07-30
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2013

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

As of July 30, 2013, 6,176,489 common shares with a par value of $1.00 per share were outstanding (which includes 95,380 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Part I.FINANCIAL INFORMATION.

Item 1.	Financial Statements
WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEET

(Millions, except share amounts)	June 30, 2013	December 31, 2012
Assets	Unaudited
Fixed maturity investments, at fair value	$4,931.9	$5,196.2
Short-term investments, at amortized cost (which approximates fair value)	606.8	630.6
Common equity securities, at fair value	1,029.5	1,029.7
Convertible fixed maturity investments, at fair value	74.1	127.4
Other long-term investments	303.3	294.2
Total investments	6,945.6	7,278.1
Cash (restricted: $61.2 and $249.8)	348.3	462.4
Reinsurance recoverable on unpaid losses	388.6	429.1
Reinsurance recoverable on paid losses	16.1	17.9
Insurance and reinsurance premiums receivable	706.7	556.3
Funds held by ceding companies	98.2	127.4
Investments in unconsolidated affiliates	331.9	387.9
Deferred acquisition costs	180.6	195.3
Deferred tax asset	540.5	569.6
Ceded unearned insurance and reinsurance premiums	137.0	91.8
Accrued investment income	45.9	45.9
Accounts receivable on unsettled investment sales	14.0	3.9
Other assets	483.3	503.0
Assets held for sale	2,047.0	2,226.8
Total assets	$12,283.7	$12,895.4
Liabilities
Loss and loss adjustment expense reserves	$3,057.9	$3,168.9
Unearned insurance and reinsurance premiums	1,015.0	924.1
Variable annuity benefit guarantee	194.1	441.5
Debt	676.3	751.2
Deferred tax liability	317.5	341.3
Accrued incentive compensation	125.9	159.0
Ceded reinsurance payable	156.9	116.5
Funds held under reinsurance treaties	75.5	43.7
Accounts payable on unsettled investment purchases	55.7	11.4
Other liabilities	371.5	452.8
Liabilities held for sale	2,047.0	2,226.8
Total liabilities	8,093.3	8,637.2
Equity
White Mountains’ common shareholders’ equity
White Mountains’ common shares at $1 par value per share - authorized 50,000,000 shares;
issued and outstanding 6,176,489 and 6,290,964 shares	6.2	6.3
Paid-in surplus	1,036.2	1,050.9
Retained earnings	2,627.2	2,542.7
Accumulated other comprehensive income, after tax:
Equity in net unrealized (losses) gains from investments in unconsolidated affiliates	(16.3)	57.7
Net unrealized foreign currency translation gains	47.2	85.7
Pension liability and other	(11.3)	(11.5)
Total White Mountains’ common shareholders’ equity	3,689.2	3,731.8
Non-controlling interests
Non-controlling interest - OneBeacon Ltd.	258.4	251.4
Non-controlling interest - SIG Preference Shares	250.0	250.0
Non-controlling interest - HG Global	16.6	16.6
Non-controlling interest - BAM	(71.7)	(36.0)
Non-controlling interest - other	47.9	44.4
Total non-controlling interests	501.2	526.4
Total equity	4,190.4	4,258.2
Total liabilities and equity	$12,283.7	$12,895.4
 See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except per share amounts)	2013	2012	2013	2012
Revenues:
Earned insurance and reinsurance premiums	$497.5	$510.5	$992.9	$1,008.5
Net investment income	28.7	40.4	57.2	82.2
Net realized and unrealized investment (losses) gains	(37.3)	(8.1)	37.9	50.5
Other revenue	.4	(.5)	28.7	30.7
Total revenues	489.3	542.3	1,116.7	1,171.9
Expenses:
Loss and loss adjustment expenses	274.6	263.9	518.9	513.7
Insurance and reinsurance acquisition expenses	76.1	109.5	174.3	218.6
Other underwriting expenses	84.5	78.3	163.6	151.8
General and administrative expenses	40.2	42.1	84.0	87.6
Interest expense on debt	10.3	10.9	20.5	21.8
Total expenses	485.7	504.7	961.3	993.5

Pre-tax income from continuing operations	3.6	37.6	155.4	178.4

Income tax benefit (expense)	.6	(6.4)	(41.0)	(37.5)

Net income from continuing operations	4.2	31.2	114.4	140.9

Net gain (loss) income from discontinued operations, net of tax	3.9	.5	4.4	(8.8)

Income before equity in earnings of unconsolidated affiliates	8.1	31.7	118.8	132.1

Equity in earnings of unconsolidated affiliates, net of tax	7.1	6.5	16.3	16.7

Net income	15.2	38.2	135.1	148.8
Net loss (income) attributable to non-controlling interests	11.1	(12.1)	11.6	(28.9)

Net income attributable to White Mountains’ common shareholders	26.3	26.1	146.7	119.9

Other comprehensive income, net of tax:
Change in equity in net unrealized (losses) gains from investments in unconsolidated affiliates	(66.0)	28.2	(74.0)	27.0
Change in foreign currency translation and other	(34.6)	(29.8)	(38.3)	(6.3)

Comprehensive (loss) income	(74.3)	24.5	34.4	140.6
Comprehensive income attributable to non-controlling interests	—	—	—	—
Comprehensive (loss) income attributable to White Mountains’ common shareholders	$(74.3)	$24.5	$34.4	$140.6

Income (loss) per share attributable to White Mountains’ common shareholders
Basic income (loss) per share
Continuing operations	$3.62	$3.85	$22.84	$18.28
Discontinued operations	.64	.07	.71	(1.25)
Total consolidated operations	$4.26	$3.92	$23.55	$17.03

Diluted income (loss) per share
Continuing operations	$3.62	$3.85	$22.84	$18.28
Discontinued operations	.64	.07	.71	(1.25)
Total consolidated operations	$4.26	$3.92	$23.55	$17.03

Dividends declared per White Mountains’ common share	$—	$—	$1.00	$1.00
 See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited

	White Mountains’ Common Shareholders’ Equity
(Millions)	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2013	$1,057.2	$2,542.7	$131.9	$3,731.8	$526.4	$4,258.2

Net income (loss)	—	146.7	—	146.7	(11.6)	135.1
Net change in unrealized losses from investments in unconsolidated affiliates	—	—	(74.0)	(74.0)	—	(74.0)
Net change in foreign currency translation	—	—	(38.5)	(38.5)	—	(38.5)
Net change in pension liability and other accumulated comprehensive items	—	—	.2	.2	—	.2
Total comprehensive income (loss)	—	146.7	(112.3)	34.4	(11.6)	22.8
Dividends declared on common shares	—	(6.2)	—	(6.2)	—	(6.2)
Dividends to non-controlling interests	—	—	—	—	(19.8)	(19.8)
Repurchases and retirements of common shares	(23.8)	(56.0)	—	(79.8)	—	(79.8)
Issuances of common shares	1.0	—	—	1.0	—	1.0
Net contributions from non-controlling interests	—	—	—	—	5.5	5.5
Amortization of restricted share and option awards	8.0	—	—	8.0	.7	8.7
Balance at June 30, 2013	$1,042.4	$2,627.2	$19.6	$3,689.2	$501.2	$4,190.4

	White Mountains’ Common Shareholders’ Equity
(Millions)	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2012	$1,261.3	$2,789.7	$36.7	$4,087.7	$580.2	$4,667.9

Net income	—	119.9	—	119.9	28.9	148.8
Net change in unrealized losses from investments in unconsolidated affiliates	—	—	27.0	27.0	—	27.0
Net change in foreign currency translation	—	—	(6.3)	(6.3)	—	(6.3)
Net change in pension liability and other accumulated comprehensive items	—	—	—	—	—	—
Total comprehensive income	—	119.9	20.7	140.6	28.9	169.5
Dividends declared on common shares	—	(6.6)	—	(6.6)	—	(6.6)
Dividends to non-controlling interests	—	—	—	—	(19.3)	(19.3)
Repurchases and retirements of common shares	(164.3)	(326.7)	—	(491.0)	—	(491.0)
Issuances of common shares	5.5	—	—	5.5	—	5.5
Net distributions to non-controlling interests	—	—	—	—	1.8	1.8
Amortization of restricted share and option awards	6.3	—	—	6.3	.4	6.7
Balance at June 30, 2012	$1,108.8	$2,576.3	$57.4	$3,742.5	$592.0	$4,334.5

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended
	June 30,
(Millions)	2013	2012
Cash flows from operations:
Net income	$135.1	$148.8
Charges (credits) to reconcile net income to net cash (used for) provided from operations:
Net realized and unrealized investment gains	(37.9)	(50.5)
Deferred income tax expense	8.2	31.9
Net (gain) loss from discontinued operations	(4.4)	8.8
Gain on sale of subsidiary - Essentia	(23.0)	—
Excess of fair value of acquired net assets over cost - American Fuji	(6.9)	—
Undistributed equity in earnings from unconsolidated affiliates, net of tax	(16.3)	(16.7)
Other operating items:
Net change in loss and loss adjustment expense reserves	(99.4)	(213.1)
Net change in reinsurance recoverable on paid and unpaid losses	36.0	69.7
Net change in unearned insurance and reinsurance premiums	112.3	225.9
Net change in variable annuity benefit guarantee liabilities	(247.4)	(106.7)
Net change in variable annuity benefit guarantee derivative instruments	(43.0)	(40.1)
Net change in deferred acquisition costs	12.5	(13.9)
Net change in funds held by ceding companies	35.0	(1.9)
Net change in ceded unearned premiums	(54.5)	(49.9)
Net change in funds held under reinsurance treaties	33.1	5.0
Net change in insurance and reinsurance premiums receivable	(191.7)	(268.4)
Net change in ceded reinsurance payable	70.8	38.7
Net change in other assets and liabilities, net	89.9	43.4
Net cash used for operations - continuing operations	(191.6)	(189.0)
Net cash used for operations - discontinued operations	(72.8)	(94.8)
Net cash used for operations	(264.4)	(283.8)
Cash flows from investing activities:
Net change in short-term investments	24.2	172.8
Sales of fixed maturity and convertible fixed maturity investments	2,639.4	3,239.6
Maturities, calls and paydowns of fixed maturity and convertible fixed maturity investments	310.3	296.6
Sales of common equity securities	348.2	74.0
Distributions and redemptions of other long-term investments	23.3	20.0
Sales of consolidated and unconsolidated affiliates, net of cash sold	31.3	—
Funding of operational cash flows for discontinued operations	(72.8)	(94.8)
Purchases of other long-term investments	(21.9)	(13.9)
Purchases of common equity securities	(251.9)	(233.4)
Purchases of fixed maturity and convertible fixed maturity investments	(2,605.2)	(2,491.7)
Purchases of consolidated and unconsolidated affiliates, net of cash acquired	(9.2)	—
Net change in unsettled investment purchases and sales	34.3	(61.6)
Net acquisitions of property and equipment	(6.2)	(.8)
Net cash provided from investing activities - continuing operations	443.8	906.8
Net cash provided from investing activities - discontinued operations	72.8	94.8
Net cash provided from investing activities	516.6	1,001.6
Cash flows from financing activities:
Draw down of revolving line of credit	130.0	—
Repayment of revolving line of credit	(205.0)	—
Payments on capital lease obligation	(2.7)	(2.4)
Cash dividends paid to the Company’s common shareholders	(6.2)	(6.6)
Cash dividends paid to OneBeacon Ltd.’s non-controlling common shareholders	(9.9)	(9.9)
Cash dividends paid on SIG Preference Shares	(9.4)	(9.4)
Common shares repurchased	(79.8)	(491.0)
Capital contributions from BAM members	8.0	—
Net cash used for financing activities - continuing operations	(175.0)	(519.3)
Net cash (used for) provided from financing activities - discontinued operations	—	—
Net cash used for financing activities	(175.0)	(519.3)
Effect of exchange rate changes on cash	(2.7)	(.8)
Net change in cash during the period	74.5	197.7
Cash reclassified from assets held for sale (cash sold of $0 and $3.5)	—	2.0
Cash balances at beginning of period (excludes restricted cash balances of $249.8 and $453.5)	212.6	251.9
Cash balances at end of period (excludes restricted cash balances of $61.2 and $360.0)	$287.1	$451.6
Supplemental cash flows information:
Interest paid	$(19.3)	$(12.8)
Net income tax payments to national governments	$(8.4)	$(8.7)
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
The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of U.S.-based property and casualty insurance companies (collectively, “OneBeacon”). OneBeacon is a specialty property and casualty insurance writer that offers a wide range of insurance products through independent agencies, regional and national brokers, wholesalers and managing general agencies. As of both June 30, 2013 and December 31, 2012, White Mountains owned 75.2% of OneBeacon Ltd.’s outstanding common shares.
As discussed further in Note 2, OneBeacon entered into a definitive agreement to sell its runoff business in October 2012 (the “Runoff Transaction”) and sold its AutoOne Insurance business (“AutoOne”) in February 2012.  Accordingly, the runoff business and AutoOne are presented as discontinued operations. Assets and liabilities associated with the runoff business as of June 30, 2013 and December 31, 2012 have been presented as held for sale in the financial statements. Prior year income statement and cash flow amounts have been reclassified to conform to the current year's presentation. (See Note 15 for discontinued operations.)
The Sirius Group segment consists of Sirius International Insurance Group, Ltd., an exempted Bermuda limited liability company, and its subsidiaries (collectively, “Sirius Group”). Sirius Group provides insurance and reinsurance products for property, accident and health, aviation and space, trade credit, marine, agriculture and certain other exposures on a worldwide basis through its primary subsidiaries, Sirius International Insurance Corporation (“Sirius International”), Sirius America Insurance Company (“Sirius America”) and Lloyds Syndicate 1945 (“Syndicate 1945”). Sirius Group also specializes in the acquisition and management of runoff insurance and reinsurance companies both in the United States and internationally through its White Mountains Solutions division (“WM Solutions”).
The HG Global/BAM segment consists of White Mountains' investment in HG Global Ltd. (“HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”). During the third quarter of 2012, White Mountains capitalized HG Global with approximately $600 million to fund the start-up of BAM. BAM is a municipal bond insurer domiciled in New York that was established to provide insurance on bonds issued to support essential U.S. public purposes such as schools, utilities, core governmental functions and existing transportation facilities. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503 million of surplus notes issued by BAM (the “BAM Surplus Notes”). HG Global, through its wholly-owned subsidiary, HG Re Ltd. (“HG Re”), also provides 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. As of both June 30, 2013 and December 31, 2012, White Mountains owned 97.3% of HG Global's preferred equity and 88.7% of its common equity. White Mountains does not have an ownership interest in BAM, which is a mutual insurance company owned by its members. However, GAAP requires White Mountains to consolidate BAM's results in its financial statements. BAM's results are attributed to non-controlling interests.
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
The percentage of the non-controlling shareholders' ownership interest in OneBeacon Ltd. at both June 30, 2013 and December 31, 2012 was 24.8%.
In July 2012, HG Global was capitalized with $594.5 million from White Mountains and $14.5 million from certain management personnel of BAM, the latter of which is included in non-controlling interest. Upon closing, certain BAM management personnel also received additional common and preferred shares of HG Global that resulted in a $2.2 million allocation of the carrying value of White Mountains' investment in HG Global to the non-controlling interest, which was recorded as an adjustment to paid-in surplus in White Mountains' consolidated statement of changes in equity.
White Mountains is required to consolidate BAM in its GAAP financial statements. However, since BAM is a mutual insurance company that is owned by its members, BAM's results do not affect White Mountains' common shareholders' equity as they are attributable to non-controlling interests. For the three and six months ended June 30, 2013, BAM reported $20.9 million and $41.0 million in losses that have been allocated to non-controlling interest.
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
At June 30, 2013 and December 31, 2012, the non-controlling equity interest in White Mountains' consolidated limited partnerships was $45.0 million and $41.5 million.  At both June 30, 2013 and December 31, 2012, the non-controlling equity interest in A.W.G. Dewar Inc, a subsidiary of OneBeacon, was $2.8 million. At June 30, 2013 and December 31, 2012, the non-controlling equity interest in Passage2Health Limited, a subsidiary of Sirius Group, was $0.1 million and $0.2 million.

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

Fair Value Measurements
On January 1, 2012, White Mountains adopted ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The ASU clarifies existing guidance with respect to the concepts of highest and best use and valuation premise and measuring instruments classified within a reporting entity’s shareholders’ equity.  The ASU also clarifies disclosure requirements, requiring disclosure of quantitative information about unobservable inputs used in Level 3 fair value measurements. The ASU also amends existing guidance. In circumstances where a reporting entity manages a portfolio of financial assets and liabilities based on the net market and counterparty credit risk exposures, the ASU permits determination of the fair value of those instruments to be based on the net risk exposure. In addition, the ASU permits the application of premiums or discounts to be applied in a fair value measurement to the extent that market participants would consider them in valuing the financial instruments. The ASU also expands the required disclosures for Level 3 measurements, requiring that reporting entities provide a narrative description of the sensitivity of Level 3 fair value measurements to changes in unobservable inputs and the interrelationships between those inputs, if any.  As a result of adopting ASU 2011-04, White Mountains expanded its fair value disclosures. (See Note 5.)

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

Note 2. Significant Transactions

Sale of Essentia Insurance Company
Effective January 1, 2013, OneBeacon completed the sale of Essentia Insurance Company (“Essentia”), an indirect wholly-owned subsidiary which wrote the collector car and boat business, to Markel Corporation. Concurrently therewith, OneBeacon and Hagerty Insurance Agency (“Hagerty”) terminated their underwriting arrangement with respect to the collector car and boat business. OneBeacon recognized a pre-tax gain on sale of $23.0 million ($15.0 million after tax) in the first quarter of 2013. The business associated with this agreement generated net written premiums $58.0 million, or 19.8% of consolidated net written premiums, for the three months ended June 30, 2012 and $93.3 million, or 15.7% of consolidated net written premiums, for the six months ended June 30, 2012.

WM Solutions
In the first quarter of 2013, WM Solutions acquired American Fuji Fire (“American Fuji”), an AIG runoff subsidiary. The transaction resulted in a gain of $6.9 million recorded in other revenue.

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

Common Shares Repurchased and Retired
During the past several years, White Mountains' board of directors has authorized the Company to repurchase its common shares, from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. As of June 30, 2013, White Mountains may repurchase an additional 545,496 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its board of directors.
During the three months ended June 30, 2013, the Company repurchased 1,311 common shares for $0.8 million at an average share price of $600 pursuant to employee benefit plans. During the six months ended June 30, 2013, the Company repurchased 141,535 common shares for $79.8 million at an average share price of $564, which were comprised of 140,000 common shares repurchased under the board authorization and 1,535 common shares repurchased pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not fall under the board authorizations referred to above.
During the three months ended June 30, 2012, the Company repurchased 10,172 common shares under the board authorization for $5.2 million at an average share price of $508. During the six months ended June 30, 2012, the Company repurchased 987,191 common shares for $491.0 million at an average share price of $497, which were comprised of (1) 167,801 common shares repurchased under the board authorization for $81.2 million at an average share price of $484; (2) 816,829 common shares repurchased through a fixed-price tender offer for $408.6 million at a share price of $500; and (3) 2,561 common shares repurchased pursuant to employee benefit plans.

Note 3.  Loss and Loss Adjustment Expense Reserves

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activities of White Mountains’ insurance and reinsurance subsidiaries for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2013	2012	2013	2012
Gross beginning balance	$3,100.6	$5,510.8	$3,168.9	$5,702.3
Less beginning reinsurance recoverable on unpaid losses	(410.8)	(2,465.4)	(429.1)	(2,507.3)
Net loss and LAE reserves	2,689.8	3,045.4	2,739.8	3,195.0

Less: Beginning net loss and LAE reserves for OneBeacon's runoff business (1)	—	(333.1)	—	(384.0)

Loss and LAE reserves acquired - American Fuji	—	—	21.3	—

Loss and LAE incurred relating to:
Current year losses	290.0	267.4	532.9	524.8
Prior year losses	(15.4)	(3.5)	(14.0)	(11.1)
Total incurred losses and LAE	274.6	263.9	518.9	513.7

Accretion of fair value adjustment to loss and LAE reserves	.1	1.2	1.3	8.3
Foreign currency translation adjustment to loss and LAE reserves	(4.6)	(12.1)	(14.2)	(.3)

Loss and LAE paid relating to:
Current year losses	(83.3)	(78.4)	(119.9)	(122.9)
Prior year losses	(207.3)	(222.5)	(477.9)	(545.4)
Total loss and LAE payments	(290.6)	(300.9)	(597.8)	(668.3)

Plus: Ending net loss and LAE reserves for OneBeacon's runoff business (1)	—	296.0	—	296.0

Net ending balance	2,669.3	2,960.4	2,669.3	2,960.4
Plus ending reinsurance recoverable on unpaid losses	388.6	2,369.4	388.6	2,369.4
Gross ending balance	$3,057.9	$5,329.8	$3,057.9	$5,329.8
(1) Loss and LAE reserve balances for OneBeacon's run-off business prior to September 30, 2012 were not classified as held for sale.  Adjustment is to present loss and LAE reserve activities from continuing operations.

Loss and LAE incurred relating to prior year losses for the three and six months ended June 30, 2013
During the three and six months ended June 30, 2013, White Mountains experienced $15.4 million and $14.0 million of net favorable loss reserve development.
For the three and six months ended June 30, 2013, OneBeacon had net favorable loss reserve development of $1.0 million and $3.9 million primarily driven by its healthcare, ocean marine and government risk businesses. For the three and six months ended June 30, 2013, Sirius Group had net favorable loss reserve development of $14.4 million and $10.1 million primarily due to decreases in property loss reserves, including reductions in loss reserves for the Japan earthquake and hurricane Sandy.

Loss and LAE incurred relating to prior year losses for the three and six months ended June 30, 2012
During the three and six months ended June 30, 2012, White Mountains experienced $3.5 million and $11.1 million of net favorable loss reserve development.
For the three and six months ended June 30, 2012, OneBeacon had $3.4 million and $5.3 million of net favorable loss reserve development primarily related to professional liability lines, multiple peril liability lines and other general liability lines.
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
White Mountains recognized $0.1 million and $1.3 million of such charges, recorded as loss and LAE for the three and six months ended June 30, 2013, and $1.2 million and $8.3 million for the three and six months ended June 30, 2012.  Accretion of fair value adjustment to losses and LAE reserves increased by $5.0 million in the first quarter of 2012 due to the acceleration of the amortization of the purchase accounting established for the acquisition of Scandinavian Re. This acceleration was a result of a final settlement and commutation of Scandinavian Re's multi-year retrocessional Casualty Aggregate Stop Loss Agreement with St. Paul Fire & Marine Insurance Company (“St Paul”). As of June 30, 2013, the remaining pre-tax un-accreted adjustment was $4.4 million.

Note 4. Third Party Reinsurance

In the normal course of business, White Mountains’ insurance and reinsurance subsidiaries may seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. White Mountains remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.

OneBeacon
At June 30, 2013, OneBeacon had $2.8 million and $81.8 million of reinsurance recoverables on paid and unpaid losses. Reinsurance contracts do not relieve OneBeacon of its obligation to its policyholders. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. Uncollectible amounts historically have not been significant. As of June 30, 2013, greater than 90% of reinsurance recoverables on paid and unpaid losses are from reinsurers with an A.M. Best Company (“A.M. Best”) rating of A (Excellent, which is the third highest of 16 financial strength ratings) or better.
The following table provides a listing of OneBeacon's top reinsurers, excluding industry pools and associations, based upon recoverable amounts, the percentage of total recoverables and the reinsurers’ A.M. Best Rating. The reinsurance balances associated with the runoff business are included in discontinued operations (see Note 15).

Top Reinsurers (Millions)	Balance at June 30, 2013	% of Total	A.M. Best Rating(1)
Hannover Ruckversich	$10.2	9%	A+
Munich Reinsurance America	6.7	6%	A+
Platinum Underwriters	5.4	5%	A
Swiss Reinsurance America Corp	5.0	4%	A+
Hartford Steam Boiler	4.9	4%	A++
(1)  A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of sixteen financial strength ratings), “A+” (Superior, which is the second highest of sixteen financial strength ratings) and “A” (Excellent, which is the third highest of sixteen financial strength ratings).

Effective May 1, 2013, OneBeacon renewed its property catastrophe reinsurance program through April 30, 2014. The program provides coverage for OneBeacon's property business as well as certain acts of terrorism. Under the program, the first $20.0 million of losses resulting from any single catastrophe are retained and the next $130.0 million of losses resulting from the catastrophe are reinsured in three layers, although OneBeacon retains a co-participation of 50% of losses from $20.0 million to $30.0 million, 10% of losses from $30.0 million to $70.0 million, and 5% of losses from $70.0 million to $150.0 million. Any loss above $150.0 million would be retained in full. In the event of a catastrophe, OneBeacon's property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.

Sirius Group
At June 30, 2013, Sirius Group had $13.3 million of reinsurance recoverables on paid losses and $306.8 million of reinsurance recoverables on unpaid losses that will become recoverable if claims are paid in accordance with current reserve estimates. Because retrocessional reinsurance contracts do not relieve Sirius Group of its obligation to its insureds, the collectability of balances due from Sirius Group's reinsurers is critical to its financial strength. Sirius Group monitors the financial strength and ratings of retrocessionaires on an ongoing basis.
The following table provides a listing of Sirius Group’s top reinsurers based upon recoverable amounts, the percentage of total recoverables and the reinsurers’ A.M. Best Rating.

Top Reinsurers (Millions)	Balance at June 30, 2013	% of Total	A.M. Best Rating(1)	% Collateralized
Berkshire Hathaway	$56.3	18%	A++	—%
Swiss Re Group	34.0	11%	A+	—%
Olympus Reinsurance Company(2)	25.0	8%	NR-5	100%
Lloyds of London(3)	16.1	5%	A	16%
International Medical Insurance Co. Ltd.	12.2	4%	NR-5	31%
(1)  A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of sixteen financial strength ratings), “A+” (Superior, which is the second highest of sixteen financial strength ratings), “A” (Excellent, which is the third highest of sixteen financial strength ratings) and “NR-5” (Not formally followed).
(2) Non-U.S. insurance entity. The balance is fully collateralized through trust agreements or funds held.
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
Realized investment gains and losses resulting from sales of investment securities are accounted for using the specific identification method.  Premiums and discounts on all fixed maturity investments are amortized or accreted to income over the anticipated life of the investment.  Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized or accreted cost, which approximated fair value as of June 30, 2013 and December 31, 2012.
Other long-term investments primarily comprise White Mountains’ investments in hedge funds and private equity funds.

Net Investment Income
Pre-tax net investment income for the three and six months ended June 30, 2013 and 2012 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2013	2012	2013	2012
Investment income:
Fixed maturity investments	$25.2	$35.4	$51.2	$72.1
Short-term investments	1.1	.8	1.8	1.8
Common equity securities	4.9	4.6	9.6	9.0
Convertible fixed maturity investments	.6	2.0	1.4	3.9
Other long-term investments	.8	.7	1.5	1.5
Interest on funds held under reinsurance treaties	.1	—	.2	—
Total investment income	32.7	43.5	65.7	88.3
Less third-party investment expenses	(4.0)	(3.1)	(8.5)	(6.1)
Net investment income, pre-tax	$28.7	$40.4	$57.2	$82.2

Net Realized and Unrealized Investment Gains and Losses

The following table summarizes net realized and unrealized investment gains (losses) for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended			Three Months Ended
	June 30, 2013			June 30, 2012
Millions	Net realized and unrealized gains (losses)	Net foreign exchange gains (losses)	Total net realized and unrealized gains (losses) reflected in earnings	Net realized and unrealized gains (losses)	Net foreign currency gains (losses)	Total net realized and unrealized gains (losses) reflected in earnings
Fixed maturity investments	$(74.0)	$32.5	$(41.5)	$19.0	$24.2	$43.2
Short-term investments	.2	.5	.7	(.1)	(.1)	(.2)
Common equity securities	2.3	1.2	3.5	(36.3)	—	(36.3)
Convertible fixed maturity investments	(5.1)	.3	(4.8)	(6.4)	—	(6.4)
Other long-term investments	3.9	1.1	5.0	(12.4)	4.0	(8.4)
Forward contracts	(.2)	—	(.2)	—	—	—
Net realized and unrealized investment gains (losses), pre-tax	(72.9)	35.6	(37.3)	(36.2)	28.1	(8.1)
Income tax expense attributable to net realized and unrealized investment (losses) gains	20.3	(7.8)	12.5	5.6	(7.6)	(2.0)
Net realized and unrealized investment gains (losses), after tax	$(52.6)	$27.8	$(24.8)	$(30.6)	$20.5	$(10.1)

	Six Months Ended			Six Months Ended
	June 30, 2013			June 30, 2012
Millions	Net realized and unrealized gains (losses)	Net foreign exchange gains (losses)	Total net realized and unrealized gains (losses) reflected in earnings	Net realized and unrealized gains (losses)	Net foreign currency gains (losses)	Total net realized and unrealized gains (losses) reflected in earnings
Fixed maturity investments	$(82.0)	$22.5	$(59.5)	$49.7	$2.8	$52.5
Short-term investments	.2	.6	.8	(.1)	(.4)	(.5)
Common equity securities	86.8	1.0	87.8	.3	—	.3
Convertible fixed maturity investments	(3.5)	.1	(3.4)	(.2)	—	(.2)
Other long-term investments	10.4	1.6	12.0	(2.2)	.6	(1.6)
Forward contracts	.2	—	.2	—	—	—
Net realized and unrealized investment gains (losses), pre-tax	12.1	25.8	37.9	47.5	3.0	50.5
Income tax expense attributable to net realized and unrealized investment (losses) gains	4.4	(5.6)	(1.2)	(15.0)	(1.0)	(16.0)
Net realized and unrealized investment gains (losses), after tax	$16.5	$20.2	$36.7	$32.5	$2.0	$34.5

The following table summarizes the amount of total pre-tax gains included in earnings attributable to unrealized investment gains for Level 3 investments for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2013	2012	2013	2012
Fixed maturity investments	$(.4)	$.5	$(.2)	$8.3
Common equity securities	.8	.5	.7	1.0
Other long-term investments	1.4	1.2	7.8	8.4
Total unrealized investment gains, pre-tax - Level 3 investments	$1.8	$2.2	$8.3	$17.7

Investment Holdings
The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses, and carrying values of White Mountains’ fixed maturity investments as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$514.6	$.4	$(3.9)	$1.2	$512.3
Debt securities issued by corporations	2,295.9	41.6	(20.9)	(1.8)	2,314.8
Municipal obligations	5.3	—	(.3)	—	5.0
Mortgage-backed and asset-backed securities	1,840.2	4.3	(14.0)	4.1	1,834.6
Foreign government, agency and provincial obligations	447.9	4.1	(7.7)	(4.6)	439.7
Preferred stocks	79.8	6.6	—	(.1)	86.3
Total fixed maturity investments including assets held for sale	$5,183.7	$57.0	$(46.8)	$(1.2)	$5,192.7
Fixed maturity investments reclassified to assets held for sale related to the Runoff Transaction					(260.8)
Total fixed maturity investments					$4,931.9

	December 31, 2012
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$440.4	$1.0	$(.1)	$(1.2)	$440.1
Debt securities issued by corporations	2,321.4	88.3	(1.6)	(23.0)	2,385.1
Municipal obligations	5.3	—	(.1)	—	5.2
Mortgage-backed and asset-backed securities	2,081.0	25.1	(1.1)	(9.4)	2,095.6
Foreign government, agency and provincial obligations	526.6	6.9	(3.0)	(8.6)	521.9
Preferred stocks	79.9	6.7	—	(.2)	86.4
Total fixed maturity investments including assets held for sale	$5,454.6	$128.0	$(5.9)	$(42.4)	$5,534.3
Fixed maturity investments reclassified to assets held for sale related to the Runoff Transaction					(338.1)
Total fixed maturity investments					$5,196.2

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses, and carrying values of White Mountains’ common equity securities, convertible fixed maturities and other long-term investments as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
Common equity securities	$852.4	$189.4	$(13.2)	$.9	$1,029.5
Convertible fixed maturity investments	$71.1	$3.4	$(.5)	$.1	$74.1
Other long-term investments	$257.7	$72.6	$(25.4)	$(1.6)	$303.3

	December 31, 2012
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
Common equity securities	$895.2	$143.4	$(8.8)	$(.1)	$1,029.7
Convertible fixed maturity investments	$121.7	$6.1	$(.4)	$—	$127.4
Other long-term investments	$257.2	$65.9	$(22.8)	$(6.1)	$294.2

Hedge Funds and Private Equity Funds
 White Mountains holds investments in hedge funds and private equity funds, which are included in other long-term investments. The fair value of these investments has been estimated using the net asset value of the funds. At June 30, 2013, White Mountains held investments in 15 hedge funds and 39 private equity funds.  The largest investment in a single fund was $16.3 million at June 30, 2013. The following table summarizes investments in hedge funds and private equity interests by investment objective and sector at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Hedge funds
Long/short equity	$60.4	$—	$60.3	$—
Long/short credit & distressed	21.7	—	22.7	—
Long diversified strategies	1.7	—	1.7	—
Long/short equity REIT	16.3	—	16.0	—
Long/short equity activist	15.0	—	13.6	—
Long bank loan	.2	—	.3	—
Total hedge funds	115.3	—	114.6	—

Private equity funds
Multi-sector	25.4	8.1	23.3	5.4
Energy infrastructure & services	44.0	14.6	36.3	15.6
Distressed residential real estate	9.9	—	15.8	—
Real estate	10.7	3.3	11.6	3.3
Private equity secondaries	10.1	3.1	10.5	3.1
International multi-sector, Europe	4.2	4.8	5.1	5.0
Manufacturing/Industrial	14.0	22.2	9.9	29.1
Healthcare	5.3	3.9	4.3	5.4
International multi-sector, Asia	—	2.7	.4	2.7
Insurance	2.4	41.3	3.0	41.3
Aerospace/Defense/Government	4.4	20.5	2.8	22.2
Venture capital	2.2	.3	2.2	.3
Total private equity funds	132.6	124.8	125.2	133.4

Total hedge and private equity funds included in other long-term investments(1)	$247.9	$124.8	$239.8	$133.4
(1)  Excludes carrying value of $35.0 and $34.2 at December 31, 2012 and June 30, 2013 associated with hedge funds and private equity funds accounted for using the equity method.

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

The following summarizes the June 30, 2013 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Notice Period
Millions Redemption frequency	30-59 days notice	60-89 days notice	90-119 days notice	120+ days notice	Total
Monthly	$—	$—	$—	$5.5	$5.5
Quarterly	28.7	28.7	9.6	9.6	76.6
Semi-annual	—	22.7	—	—	22.7
Annual	1.7	—	8.6	.2	10.5
Total	$30.4	$51.4	$18.2	$15.3	$115.3

Certain of the hedge fund investments in which White Mountains is invested are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund’s underlying investments are liquidated.  At June 30, 2013, distributions of $2.5 million were outstanding from these investments. The actual amount of the final distribution remittances remain subject to market fluctuations. The date at which such remittances will be received is not determinable at June 30, 2013.
White Mountains has also submitted redemption requests for certain of its investments in active hedge funds.  At June 30, 2013, redemptions of $2.2 million are outstanding and are subject to market fluctuations. The date at which such redemptions will be received is not determinable at June 30, 2013. Redemptions are recorded as receivables when the investment is no longer subject to market fluctuations.
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
At June 30, 2013, investments in private equity funds were subject to lock-up periods as follows:

Millions	1-3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private Equity Funds — expected lock-up period remaining	$16.8	$34.7	$61.7	$19.4	$132.6

Fair value measurements at June 30, 2013
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
In addition to the investments described above, White Mountains has $81.9 million and $79.7 million of investment-related liabilities recorded at fair value and included in other liabilities as of June 30, 2013 and December 31, 2012.  These liabilities relate to securities that have been sold short by limited partnerships in which White Mountains has investments and is required to consolidate under GAAP.  All of the liabilities included have a Level 1 designation.

Fair Value Measurements by Level

The following tables summarize White Mountains’ fair value measurements for investments at June 30, 2013 and December 31, 2012, by level:

	June 30, 2013
Millions	Fair value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturity investments:
U.S. Government and agency obligations	$512.3	$445.5	$66.8	$—

Debt securities issued by corporations:
Consumer	705.4	—	705.4	—
Financials	393.4	—	393.4	—
Communications	287.4	—	287.4	—
Industrial	268.4	—	268.4	—
Energy	157.9	—	157.9	—
Utilities	188.7	—	188.7	—
Basic Materials	213.5	—	213.5	—
Technology	88.2	—	88.2	—
Other	11.9	—	11.9	—
Total debt securities issued by corporations:	2,314.8	—	2,314.8	—

Mortgage-backed and asset-backed securities	1,834.6	—	1,788.6	46.0
Foreign government, agency and provincial obligations	439.7	46.7	393.0	—
Preferred stocks	86.3	—	15.4	70.9
Municipal obligations	5.0	—	5.0	—
Total fixed maturity investments (1)	5,192.7	492.2	4,583.6	116.9

Short-term investments	606.8	582.1	24.7	—

Common equity securities:
Financials	301.1	263.5	—	37.6
Consumer	289.4	289.4	—	—
Basic materials	62.2	62.2	—	—
Energy	75.7	75.7	—	—
Industrial	69.1	69.1	—	—
Technology	72.7	72.7	—	—
Communications	45.7	45.7	—	—
Utilities	36.7	36.5	.2	—
Other	76.9	13.6	63.3	—
Total common equity securities	1,029.5	928.4	63.5	37.6

Convertible fixed maturity investments	74.1	—	74.1	—
Other long-term investments (2)	269.2	—	—	269.2
Total investments	$7,172.3	$2,002.7	$4,745.9	$423.7
(1) Carrying value includes $260.8 that is classified as assets held for sale relating to discontinued operations.
(2) Excludes carrying value of $34.2 associated with other long-term investment limited partnerships accounted for using the equity method and $(0.1) related to forward contracts.

	December 31, 2012
Millions	Fair value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturity investments:
U.S. Government and agency obligations	$440.1	$369.1	$71.0	$—

Debt securities issued by corporations:
Consumer	727.1	—	727.1	—
Financials	401.4	1.0	400.4	—
Industrial	330.8	—	330.8	—
Communications	276.1	—	276.1	—
Utilities	204.2	—	204.2	—
Basic materials	189.1	—	189.1	—
Energy	181.5	—	181.5	—
Technology	54.0	—	54.0	—
Other	20.9	—	20.9	—
Total debt securities issued by corporations:	2,385.1	1.0	2,384.1	—

Mortgage-backed and asset-backed securities	2,095.6	—	2,073.5	22.1
Foreign government, agency and provincial obligations	521.9	52.1	469.8	—
Preferred stocks	86.4	—	15.6	70.8
Municipal obligations	5.2	—	5.2	—
Total fixed maturity investments (1)	5,534.3	422.2	5,019.2	92.9

Short-term investments	630.6	630.6	—	—

Common equity securities:
Financials	324.5	286.3	.9	37.3
Consumer	255.6	255.6	—	—
Basic materials	103.3	103.3	—	—
Energy	101.0	101.0	—	—
Industrial	41.9	41.9	—	—
Technology	55.0	55.0	—	—
Utilities	43.6	43.4	.2	—
Communications	35.2	35.2	—	—
Other	69.6	11.2	58.4	—
Total common equity securities	1,029.7	932.9	59.5	37.3

Convertible fixed maturity investments	127.4	—	127.4	—
Other long-term investments (2)	259.3	—	—	259.3
Total investments	$7,581.3	$1,985.7	$5,206.1	$389.5
(1) Carrying value includes $338.1 that is classified as assets held for sale relating to discontinued operations.
(2) Excludes carrying value of $35.0 associated with other long-term investment limited partnerships accounted for using the equity method and $(0.1) related to currency forward contracts.

Debt securities issued by corporations
The following table summarizes the ratings of the corporate debt securities held in White Mountains’ investment portfolio as of June 30, 2013 and December 31, 2012:

	Fair Value at
Millions	June 30, 2013	December 31, 2012
AAA	$—	$—
AA	201.9	193.4
A	1,039.6	1,061.0
BBB	1,055.0	1,116.9
BB	6.9	7.0
Other	11.4	6.8
Debt securities issued by corporations (1)	$2,314.8	$2,385.1
(1) Credit ratings are assigned based on the following hierarchy: 1) Standard and Poor's Financial Services LLC ("Standard & Poor’s") and 2) Moody’s Investor Service ("Moody's").

Mortgage-backed, Asset-backed Securities
White Mountains purchases commercial and residential mortgage-backed securities with the goal of maximizing risk adjusted returns in the context of a diversified portfolio. White Mountains’ non-agency commercial mortgage-backed portfolio (“CMBS”) is generally short-term and structurally senior, with more than 25 points of subordination on average for fixed rate CMBS and more than 25 points of subordination on average for floating rate CMBS as of June 30, 2013.  In general, subordination represents the percentage principal loss on the underlying collateral that would be absorbed by other securities lower in the capital structure before the more senior security incurs a loss. White Mountains believes these levels of protection will mitigate the risk of loss tied to the refinancing challenges facing the commercial real estate market.  As of June 30, 2013, on average less than 1% of the underlying loans were reported as non-performing for all non-agency CMBS held by White Mountains. White Mountains is not an originator of residential mortgage loans and did not hold any residential mortgage-backed securities (“RMBS”) categorized as sub-prime as of June 30, 2013. White Mountains’ investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage-backed securities at June 30, 2013. White Mountains considers sub-prime mortgage-backed securities as those that have underlying loan pools that exhibit weak credit characteristics, or those that are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., White Mountains considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics).
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

The following table summarizes mortgage and asset-backed securities as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
GNMA	$818.0	$818.0	$—	$1,013.4	$1,013.4	$—
FNMA	52.5	52.5	—	74.6	74.6	—
FHLMC	47.8	47.8	—	55.8	55.8	—
Total Agency(1)	918.3	918.3	—	1,143.8	1,143.8	—
Non-agency:
Residential	133.6	109.6	24.0	160.6	160.6	—
Commercial	300.3	300.3	—	334.1	334.1	—
Total Non-agency	433.9	409.9	24.0	494.7	494.7	—

Total mortgage-backed securities	1,352.2	1,328.2	24.0	1,638.5	1,638.5	—
Other asset-backed securities:
Credit card receivables	138.0	116.0	22.0	173.5	151.4	22.1
Vehicle receivables	167.1	167.1	—	233.2	233.2	—
Other	177.3	177.3	—	50.4	50.4	—
Total other asset-backed securities	482.4	460.4	22.0	457.1	435.0	22.1
Total mortgage and asset-backed securities	$1,834.6	$1,788.6	$46.0	$2,095.6	$2,073.5	$22.1
(1)   Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities
The security issuance years of White Mountains’ investments in non-agency RMBS and non-agency CMBS securities as of June 30, 2013 are as follows:

			Security Issuance Year
Millions	Fair Value	2004	2005	2006	2007	2008	2010	2011	2012	2013
Non-agency RMBS	$133.6	$13.2	$32.6	$10.7	$3.8	$—	$35.4	$—	$—	$37.9
Non-agency CMBS	300.3	—	—	8.7	11.6	34.9	12.4	38.2	118.6	75.9
Total	$433.9	$13.2	$32.6	$19.4	$15.4	$34.9	$47.8	$38.2	$118.6	$113.8

Non-agency Residential Mortgage-backed Securities
The classification of the underlying collateral quality and the tranche levels of White Mountains’ non-agency RMBS securities are as follows as of June 30, 2013:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate (3)
Prime	$102.7	$27.8	$74.9	$—
Non-prime	30.9	—	30.9	—
Sub-prime	—	—	—	—
Total	$133.6	$27.8	$105.8	$—
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

Non-agency Commercial Mortgage-backed Securities
 The amount of fixed and floating rate securities and their tranche levels of White Mountains’ non-agency CMBS securities are as follows as of June 30, 2013:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate (3)
Fixed rate CMBS	$199.6	$123.5	$58.7	$17.4
Floating rate CMBS	100.7	11.6	36.3	52.8
Total	$300.3	$135.1	$95.0	$70.2
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

Rollforward of Fair Value Measurements by Level

White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturity investments, common equity securities, convertible fixed maturity investments and other long-term investments at June 30, 2013 and 2012 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.
The following tables summarize the changes in White Mountains’ fair value measurements by level for the six months ended June 30, 2013 and 2012:

			Level 3 Investments
Millions	Level 1 (3) Investments	Level 2 Investments	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other long-term investments	Total
Balance at January 1, 2013	$1,355.1	$5,206.1	$92.9	$37.3	$—	$259.3	$6,950.7	(1)(2)
Total realized and unrealized gains (losses)	89.9	(55.3)	(.3)	.8	—	14.2	49.3	(3)(4)
Foreign currency losses through OCI	(5.6)	(44.2)	—	—	—	(1.5)	(51.3)
Amortization/Accretion	(.6)	(27.0)	—	—	—	—	(27.6)
Purchases	549.0	2,345.5	32.3	.5	—	35.9	2,963.2
Sales	(583.4)	(2,713.9)	—	—	—	(38.7)	(3,336.0)
Net change in investments related to purchases and sales of consolidated affiliates	14.5	2.7	—	—	—	—	17.2
Transfers in	1.7	8.0	—	—	—	—	9.7
Transfers out	—	(.7)	(8.0)	(1.0)	—	—	(9.7)
Balance at June 30, 2013	$1,420.6	$4,721.2	$116.9	$37.6	$—	$269.2	$6,565.5	(1)(2)
(1)  Excludes carrying value of $35.0 and $34.2 at January 1, 2013 and June 30, 2013 associated with other long-term investments accounted for using the equity method and $(0.1) and $(0.1) at January 1, 2013 and June 30, 2013 related to forward contracts.
(2)  Carrying value includes $338.1 and $260.8 at January 1, 2013 and June 30, 2013 that is classified as assets held for sale relating to discontinued operations.
(3)  Excludes carrying value of $630.6 and $606.8 at January 1, 2013 and June 30, 2013 and realized and unrealized gain for the periods of $0.1 and $0.8 associated with short-term investments classified.
(4) Excludes $9.9 realized and unrealized losses associated with the Prospector Funds consolidation of investment-related liabilities.

			Level 3 Investments
Millions	Level 1(3) Investments	Level 2 Investments	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other long-term investments		Total
Balance at January 1, 2012	$1,033.1	$6,088.2	$78.9	$32.3	$—	$268.3	(1)	$7,500.8	(1)(2)
Total realized and unrealized gains	3.0	44.8	7.4	1.0	—	(3.3)		52.9	(3)(4)
Foreign currency gains through OCI	.3	(10.2)	.7	—	—	(1.3)		(10.5)
Amortization/Accretion	(.2)	(23.3)	(.8)	—	—			(24.3)
Purchases	596.3	2,757.6	138.8	2.5	—	19.8		3,515.0
Sales	(481.4)	(3,871.3)	(84.3)	—	—	(25.0)		(4,462.0)
Transfers in	.5	21.1	—	—	—	—		21.6
Transfers out	(.1)	(.5)	(21.0)	—	—	—		(21.6)
Balance at June 30, 2012	$1,151.5	$5,006.4	$119.7	$35.8	$—	$258.5	(1)	$6,571.9	(1)(2)
(1) Excludes carrying value of $33.0 and $34.0 at January 1, 2012 and June 30, 2012 associated with other long-term investment limited partnerships accounted for using the equity method.
(2)  Carrying value includes $111.8 that is classified as assets held for sale relating to discontinued operations.
(3) Excludes carrying value of $846.0 and $618.4 January 1, 2012 and June 30, 2012 realized and unrealized loss for the period of $0.5 associated with short-term investments.
(4) Excludes $4.2 realized and unrealized losses associated with the Prospector Funds consolidation of investment-related liabilities.

 Fair Value Measurements — transfers between levels - Six-month period ended June 30, 2013 and 2012
During the first six months of 2013 and 2012, one fixed income securities classified as Level 3 measurements in the prior period was recategorized as Level 2 measurements because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available at June 30, 2013 and June 30, 2012. These measurements comprise “Transfers out” of Level 3 and “Transfers in” to Level 2 of $8.0 million for the period ended June 30, 2013 and $21.0 million in fixed maturities for the period ended June 30, 2012.

Significant Unobservable Inputs
The following summarizes significant unobservable inputs used in estimating the fair value of investment securities classified within Level 3 other than hedge funds and private equity funds at June 30, 2013. The fair value of investments in hedge funds and private equity funds, which are classified within Level 3, are estimated using the net asset value of the funds.

($ in Millions)	June 30, 2013
Description	Fair Value	Rating (2)	Valuation Technique(s)	Unobservable Input
Preferred Stock (1)	$70.9	NR	Discounted cash flow	Discount yield	7.5%
Residential mortgaged-back security	$24.0	AAA	Discounted cash flow	Prepayment rate	15	CPR
				Swap spread	3.05	BPS
Asset-backed securities(1)	$22.0	AA+	Broker pricing	Broker quote
Private equity security	$37.6	NR	Multiple of GAAP book value	Book value multiple	1.0	x
(1) As of June 30, 2013, asset type consists of one security.
(2) Credit ratings are assigned based on the following hierarchy: 1) Standard and Poor's and 2) Moody’s.

The assumed prepayment rate is a significant unobservable input used to estimate the fair value of investments in non-agency residential mortgage-backed securities (“RMBS”). Generally, for bonds priced at a premium, increases in prepayment speeds will result in a lower fair value, while decreases in prepayment speed will result in a higher fair value.

Note 6.  Debt

White Mountains’ debt outstanding as of June 30, 2013 and December 31, 2012 consisted of the following:

Millions	June 30, 2013	December 31, 2012
2012 OBH Senior Notes, at face value	$275.0	$275.0
Unamortized original issue discount	(.3)	(.3)
2012 OBH Senior Notes, carrying value	274.7	274.7
SIG Senior Notes, at face value	400.0	400.0
Unamortized original issue discount	(.5)	(.6)
SIG Senior Notes, carrying value	399.5	399.4
WTM Bank Facility	—	75.0
Old Lyme Note	2.1	2.1
Total debt	$676.3	$751.2

WTM Bank Facility
White Mountains has a revolving credit facility with a total commitment of $375.0 million (the “WTM Bank Facility”) with a syndicate of lenders administered by Bank of America, N.A. that has a maturity date of August 12, 2015.
In December 2012, White Mountains borrowed $150.0 million under the WTM Bank Facility. White Mountains repaid $75.0 million in December 2012 and the remaining balance of $75.0 million in January 2013. During the six months ended June 30, 2013, White Mountains also borrowed and repaid $130.0 million under the WTM Bank Facility at a blended interest rate of 2.71%. As of June 30, 2013, the WTM Bank Facility was undrawn.
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

Debt Covenants
 At June 30, 2013, White Mountains was in compliance with all of the covenants under the WTM Bank Facility, the 2012 OBH Senior Notes and the SIG Senior Notes.

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
White Mountains' income tax expense related to pre-tax income from continuing operations for the three months ended June 30, 2013 and 2012 represented net effective tax rates of (16.7)% and 17.0%. The net effective tax rates for the six months ended June 30, 2013 and 2012 were 26.4% and 21.0%. The effective tax rate for the three months ended June 30, 2013 was negative due to tax benefits on losses generated in the United States that exceeded tax expenses on income generated in other jurisdictions and non-taxable gains in certain countries.  The effective tax rates for the six months ended June 30, 2013 and the three and six months ended June 30, 2012 were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States.
In arriving at the effective tax rate for the three and six months ended June 30, 2013 White Mountains forecasted all income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2013 and 2012.
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
The IRS is conducting an examination of income tax returns for 2005 and 2006 for certain U.S. subsidiaries of OneBeacon.  On January 5, 2011, OneBeacon received Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2005 and 2006. The estimated total assessment, including interest and utilization of alternative minimum and foreign tax credit carryovers, is $18.7 million. White Mountains disagrees with the adjustments proposed by the IRS and is defending its position. Although the timing of the resolution of these issues is uncertain, it is reasonably possible that the resolution could occur within the next twelve months.  An estimate of the range of potential outcomes cannot be made at this time. When ultimately settled, White Mountains does not expect the resolution of this examination to result in a material change to its financial position.
On July 28, 2011, the IRS commenced an examination of the income tax returns for 2007, 2008 and 2009 for certain U.S. subsidiaries of OneBeacon.  On April 5, 2013, OneBeacon received Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2007, 2008 and 2009. The estimated total assessment, including interest, utilization of alternative minimum and foreign tax credit carryovers and capital loss carrybacks, is $87.4 million. However, $80.6 million of the proposed adjustments relate to items for which the expense deduction has been disallowed in a year being examined, but ultimate deductibility is highly certain to occur in a later period. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of these deductions in the exam period would not affect the effective tax rate, but would accelerate the payment of cash to the taxing authority. White Mountains disagrees with the adjustments proposed by the IRS and is defending its position. Although the timing of the resolution of these issues is uncertain, it is reasonably possible that the resolution could occur within the next twelve months. An estimate of the range of potential outcomes cannot be made at this time. When ultimately settled, White Mountains does not expect the resolution of this examination to result in a material change to its financial position.
On December 15, 2011, the IRS commenced an examination of the income tax returns for 2010 for certain U.S. subsidiaries of Answer Financial Inc.  On June 3, 2013, White Mountains received the closing examination letter from the IRS. The adjustments on examination were not significant.

Note 8. Derivatives

Variable Annuity Reinsurance

White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. At June 30, 2013 and December 31, 2012, the total guarantee value was approximately ¥222.2 billion (approximately $2.2 billion at exchange rates on that date) and ¥230.0 billion (approximately $2.7 billion at exchange rates on that date), respectively. The collective account values of the underlying variable annuities were approximately 96% and 87% of the guarantee value at June 30, 2013 and December 31, 2012, respectively.
The following table summarizes the pre-tax operating results of WM Life Re for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2013	2012	2013	2012
Fees, included in other revenue	$6.2	$8.0	$13.0	$16.0
Change in fair value of variable annuity liability, included in other revenue	55.9	(110.5)	240.2	100.8
Change in fair value of derivatives, included in other revenue	(63.5)	95.5	(245.3)	(111.0)
Foreign exchange, included in other revenue	.1	7.6	(14.5)	(15.4)
Other investment income and gains (losses)	(1.5)	1.2	(5.5)	(.9)
Total revenue	(2.8)	1.8	(12.1)	(10.5)
Change in fair value of variable annuity death benefit liabilities, included in other general and administrative expenses	1.6	(2.8)	7.2	5.9
Death benefit claims paid, included in general and administrative expenses	(.3)	(1.7)	(1.4)	(3.4)
General and administrative expenses	(1.1)	(1.3)	(2.8)	(2.7)
Pre-tax loss	$(2.6)	$(4.0)	$(9.1)	$(10.7)

During the first six months of 2013, the ratio of annuitants' aggregate account values to the aggregate guarantee value provided by WM Life Re increased, and as a result, annuitants have been surrendering their policies at higher rates than WM Life Re has observed in the past. In response to this trend, WM Life Re adjusted the projected surrender assumptions used in the valuation of its variable annuity reinsurance liability slightly upward in the second quarter of 2013, which resulted in a gain of $1.5 million.
The following summarizes realized and unrealized derivative gains (losses) recognized in other revenue for the three and six months ended June 30, 2013 and 2012 and the carrying values, included in other assets, at June 30, 2013 and December 31, 2012 by type of instrument:

					Carrying Value
	Three Months Ended		Six Months Ended		As of
	June 30,		June 30,		June 30, 2013	December 31, 2012
Millions	2013	2012	2013	2012
Fixed income/interest rate	$(8.5)	$28.6	$(39.3)	$(50.5)	$11.4	$27.1
Foreign exchange	(22.0)	27.4	(75.6)	(27.5)	70.6	52.8
Equity	(33.0)	39.5	(130.4)	(33.0)	59.3	18.4
Total	$(63.5)	$95.5	$(245.3)	$(111.0)	$141.3	$98.3

The following tables summarize the changes in White Mountains’ variable annuity reinsurance liabilities and derivative instruments for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013
	Variable Annuity (Liabilities)		Derivative Instruments
Millions	Level 3		Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total
Beginning of period	$(251.6)		$127.4	$(42.9)	$(8.7)	$75.8
Purchases	—		23.3	—	—	23.3
Realized and unrealized gains (losses)	57.5	(4)	(24.2)	(30.6)	(8.7)	(63.5)
Transfers in	—		—	—	—	—
Sales/settlements	—		—	91.7	14.0	105.7
End of period	$(194.1)		$126.5	$18.2	$(3.4)	$141.3

	Six Months Ended June 30, 2013
	Variable Annuity (Liabilities)		Derivative Instruments
Millions	Level 3		Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total
Beginning of period	$(441.5)		$140.5	$(20.5)	$(21.7)	$98.3
Purchases	—		59.4	—	—	59.4
Realized and unrealized gains (losses)	247.4	(4)	(73.4)	(116.0)	(55.9)	(245.3)
Transfers in	—		—	—	—	—
Sales/settlements	—		—	154.7	74.2	228.9
End of period	$(194.1)		$126.5	$18.2	$(3.4)	$141.3

	Three Months Ended June 30, 2012
	Variable Annuity (Liabilities)		Derivative Instruments
Millions	Level 3		Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total
Beginning of period	$(548.5)		$183.8	$(.1)	$(9.4)	$174.3
Purchases	—		—	—	—	—
Realized and unrealized (losses) gains	(113.3)	(4)	29.5	41.7	24.3	95.5
Transfers in	—		—	—	—	—
Sales/settlements	—		(.3)	19.4	(38.6)	(19.5)
End of period	$(661.8)		$213.0	$61.0	$(23.7)	$250.3

	Six Months Ended June 30, 2012
	Variable Annuity (Liabilities)		Derivative Instruments
Millions	Level 3		Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total
Beginning of period	$(768.5)		$247.1	$39.2	$4.1	$290.4
Purchases	—		6.1	—	—	6.1
Realized and unrealized gains (losses)	106.7	(4)	(30.8)	(56.5)	(23.7)	(111.0)
Transfers in	—		—	—	—	—
Sales/settlements	—		(9.4)	78.3	(4.1)	64.8
End of period	$(661.8)		$213.0	$61.0	$(23.7)	$250.3
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
(4) Includes $1.6 and $7.2 for the three and six months ended June 30, 2013 and $(2.8) and $5.9 for the three and six months ended June 30, 2012 related to the change in the fair value of variable annuity death benefit liabilities, which are included in general and administrative expenses.

The U.S. dollar strengthened significantly against the Japanese Yen during the second quarter of 2013, which contributed to the decrease in the variable annuity liability during the quarter.
In addition to derivative instruments, WM Life Re held cash, short-term and fixed maturity investments posted as collateral to its variable annuity reinsurance counterparties.  The total collateral comprises the following:

Millions	June 30, 2013	December 31, 2012	June 30, 2012
Cash	$61.2	$249.8	$360.0
Short-term investments	35.1	5.1	20.6
Fixed maturity investments	24.3	138.7	91.0
Total	$120.6	$393.6	$471.6

Collateral in the form of fixed maturity securities consists of Government of Japan Bonds, which are recorded at fair value. Collateral in the form of short-term investments consists of money-market instruments, carried at amortized cost, which approximates fair value.
All of White Mountains’ variable annuity reinsurance liabilities were classified as Level 3 measurements at June 30, 2013 and 2012. The fair value of White Mountains’ variable annuity reinsurance liabilities are estimated using actuarial and capital market assumptions related to the projected discounted cash flows over the term of the reinsurance agreement. Actuarial assumptions regarding future policyholder behavior, including surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimates. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as the variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value estimates. Generally, the liabilities associated with these guarantees increase with declines in the equity markets, interest rates and currencies against the Japanese yen, as well as with increases in market volatilities. White Mountains uses derivative instruments, including put options, interest rate swaps, total return swaps on bond and equity indices and forwards and futures contracts on major equity indices, currency pairs and government bonds, to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. The types of inputs used to estimate the fair value of these derivative instruments, with the exception of actuarial assumptions regarding policyholder behavior and risk margins, are generally the same as those used to estimate the fair value of variable annuity liabilities.

The following summarizes quantitative information about significant unobservable inputs associated with the fair value estimates for variable annuity reinsurance liabilities and derivative instruments that have been classified as Level 3 measurements:

($ in Millions)	June 30, 2013
Description	Fair Value	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Variable annuity benefit guarantee liabilities	$194.1	Discounted cash flows	Surrenders
			1 year	0.3%	-	10.8%	1.3%
			2 year	0.2%	-	8.7%	1.9%
			3 and more years	0.1%	-	6.6%	1.6%
			Mortality	0.0%	-	5.3%	0.9%
			Foreign exchange volatilities
			1 year	13.2%	-	14.8%	13.9%
			2 year	12.8%	-	16.0%	14.6%
			3 and more years	14.1%	-	17.6%	15.3%
			Index volatilities
			1 year	15.5%	-	20.0%	16.7%
			2 year	18.0%	-	21.0%	19.2%
			3 and more years	20.1%	-	24.2%	22.4%
Foreign exchange options	$69.3	Counterparty valuations, adjusted for unwind quote discount	Adjustment to counterparty valuations	0.1%	-	3.2%	2.1%

Equity index options	$57.3	Counterparty valuations, adjusted for unwind quote discount	Adjustment to counterparty valuations	1.7%	-	3.0%	2.5%

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
In the case of exchange traded instruments, WM Life Re has exposure to credit risk for amounts uncollateralized by margin balances. WM Life Re has entered into master netting agreements with certain of its counterparties whereby the collateral provided (held) is calculated on a net basis. The following summarizes amounts offset under master netting agreements:

	June 30, 2013			December 31, 2012
Millions	Gross asset amounts before offsets(1)	Gross liability amounts offset under master netting arrangements	Net amounts recognized in Other Assets	Gross asset amounts before offsets(1)	Gross liability amounts offset under master netting arrangements	Net amounts recognized in Other Assets
Interest rate contracts
OTC	$12.8	$(4.8)	$8.0	$52.6	$(26.9)	$25.7
Exchange traded	4.3	(.8)	3.5	1.6	(.2)	1.4
Foreign exchange contracts
OTC	87.3	(15.4)	71.9	87.8	(34.4)	53.4
Exchange traded	1.2	(2.4)	(1.2)	.8	(1.4)	(.6)
Equity contracts
OTC	64.9	—	64.9	63.6	(22.9)	40.7
Exchange traded	.7	(6.5)	(5.8)	.1	(22.4)	(22.3)
Total(2)	$171.2	$(29.9)	$141.3	$206.5	$(108.2)	$98.3
(1) Amount equal to fair value of instrument as recognized in other assets.
(2) All derivative instruments held by WM Life Re are subject to master netting arrangements.

The following summarizes the value, collateral held or provided by WM Life Re and net exposure to credit losses on OTC and exchange traded derivative instruments by counterparty recorded within other assets:

	June 30, 2013
Millions	Net amount of assets reflected in Balance Sheet	Collateral provided to counterparty - Cash	Collateral provided to counter-party - Financial Instruments	Net amount of exposure after effect of collateral provided	Excess collateral provided to counter-party- Cash	Excess collateral provided - Financial Instruments	Counter-party collateral held by WMLife Re - Cash	Net amount of exposure to counter-party	Standard & Poor's Rating(1)
Bank of America	$52.1	$—	$—	$52.1	$—	$—	$6.3	$45.8	A
Barclays	4.6	—	—	4.6	—	—	—	4.6	A
JP Morgan	34.1	—	—	34.1	—	—	5.9	28.2	A
Royal Bank of Scotland	21.7	—	—	21.7	—	—	—	21.7	A
Nomura	(6.3)	5.7	.6	—	—	23.7	—	23.7	BBB	+
Goldman Sachs	—	—	—	—	—	—	—	—	A	-
Citigroup - OTC	38.5	—	—	38.5	—	—	18.2	20.3	A
Citigroup - Exchange Traded	(3.4)	3.4	—	—	13.6	—	—	13.6	A
Total	$141.3	$9.1	$.6	$151.0	$13.6	$23.7	$30.4	$157.9

	December 31, 2012
Millions	Net amount of assets reflected in Balance Sheet	Collateral provided to counter-party - Cash	Collateral provided to counter-party - Financial Instruments	Net amount of exposure after effect of collateral provided	Excess collateral provided to counter-party- Cash	Excess collateral provided - Financial Instruments	Counter-party collateral held by WMLife Re- Cash	Net amount of exposure to counter-party	Standard & Poor's Rating(1)
Bank of America	$78.5	$—	—	$78.5	$—	$—	$30.6	$47.9	A
Barclays	11.6	—	—	11.6	—	—	—	11.6	A	+
JP Morgan	(22.8)	22.8	—	—	32.8	—	—	32.8	A	+
Royal Bank of Scotland	33.6	—	—	33.6	—	—	—	33.6	A
Nomura	(.9)	.9	—	—	.8	28.0	—	28.8	BBB	+
Goldman Sachs	(.1)	.1	—	—	3.1	—	—	3.1	A	-
Citigroup - OTC	19.9	—	—	19.9	30.8	—	—	50.7	A
Citigroup - Exchange Traded	(21.5)	21.5	—	—	13.6	—	—	13.6	A
Total	$98.3	$45.3	—	$143.6	$81.1	$28.0	$30.6	$222.1
(1) Standard & Poor’s ratings as detailed above are: “A+” (Strong, which is the fifth highest of twenty-one creditworthiness ratings), “A” (Strong, which is the sixth highest of twenty-one creditworthiness ratings), “A-” (Strong, which is the seventh highest of twenty-one creditworthiness ratings) and “BBB+” (Adequate, which is the eighth highest of twenty-one creditworthiness ratings).

Forward Contracts

Beginning in September 2012, White Mountains entered into forward contracts at Sirius Group. White Mountains monitors its exposure to foreign currency and adjusts its forward positions within the risk guidelines and ranges established by senior management for each currency, as necessary. While White Mountains actively manages its forward positions, mismatches between movements in foreign currency rates and its forward contracts may result in currency positions being outside the pre-defined ranges and/or foreign currency losses. At June 30, 2013, White Mountains held approximately $41.0 million (SEK 276.4 million) total gross notional value of foreign currency forward contracts.
All of White Mountains' forward contracts are traded over-the-counter. The fair value of the contracts has been estimated using OTC quotes for similar instruments and accordingly, the measurements have been classified as Level 2 measurements at June 30, 2013.

The following tables summarize the changes in White Mountains' forward contracts for the three and six months ended June 30, 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2013	2012	2013	2012
Beginning of period	$(.2)	$—	$(.1)	$—
Purchases	—	—	—	—
Net realized and unrealized (losses) gains	(.2)	—	.2	—
Sales/settlements	.3	—	(.2)	—
End of period	$(.1)	$—	$(.1)	$—

The following summarizes realized and unrealized derivative gains (losses) recognized in net realized and unrealized investment gains for the three and six months ended June 30, 2013 and the carrying values, included in other long-term investments, at June 30, 2013 and December 31, 2012 by type of currency:

					Carrying Value
	Three Months Ended		Six Months Ended		As of
	June 30,		June 30,		June 30, 2013	December 31, 2012
Millions	2013	2012	2013	2012
USD	$(.4)	$—	$(.7)	$—	$(.2)	$—
SEK	—	—	—	—	—	—
EUR	—	—	—	—	.1	(.1)
GBP	.2	—	.9	—	—	—
Total	$(.2)	$—	$.2	$—	$(.1)	$(.1)

All of White Mountains' forward contracts are over the counter instruments subject to master netting agreements. The following summarizes amounts offset under master netting agreements:

	June 30, 2013			December 31, 2012
Millions	Gross asset amounts before offsets(1)	Gross liability amounts offset under master netting arrangements	Net amounts recognized in Other assets	Gross asset amounts before offsets(1)	Gross liability amounts offset under master netting arrangements	Net amounts recognized in Other assets
USD	$.2	$(.4)	$(.2)	$—	$—	$—
EUR	—	—	—	—	(.1)	(.1)
GBP	.1	—	.1	—	—	—
Total	$.3	$(.4)	$(.1)	$—	$(.1)	$(.1)
(1) Amount equal to fair value of instrument as recognized in other assets.

White Mountains does not hold or provide any collateral for the forward contracts.  The following table summarizes the notional amounts and uncollateralized balances associated with forward currency contracts:

	June 30, 2013			December 31, 2012
Millions	Notional Amount	Carrying Value	Standard & Poor's Rating(1)	Notional Amount	Carrying Value
Barclays	$1.7	$—	A+	$7.7	$(.1)
Deutsche Bank	13.1	—	A+	11.1	—
Goldman Sachs	5.3	(.1)	A-	.4	—
HSBC	7.3	(.1)	AA-	10.1	—
JP Morgan	10.0	.2	A+	1.9	—
Royal Bank of Canada	3.6	(.1)	AA-	—	—
Total	$41.0	$(.1)		$31.2	$(.1)
(1) Standard & Poor's ratings as detailed above are: “AA-” (Very Strong, which is the sixth highest of twenty-one creditworthiness ratings), “A+” (Strong, which is the seventh highest of twenty-one creditworthiness ratings) and “A-” (Strong, which is the ninth highest of twenty-one creditworthiness ratings).

Note 9. Municipal Bond Guarantee Insurance

In 2012, HG Global was capitalized with $594.5 million from White Mountains and $14.5 million from non-controlling interests to fund BAM, a newly formed mutual municipal bond insurer. As of June 30, 2013, White Mountains owned 97.3% of HG Global's preferred equity and 88.7% of its common equity. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of BAM surplus notes. Through HG Re, which had statutory capital of $421.7 million at June 30, 2013, HG Global provides first loss reinsurance protection for policies underwritten by BAM of up to 15% of par outstanding, on a per policy basis. HG Re’s obligations to BAM are collateralized in trusts, and there is an aggregate loss limit that is equal to the total assets in the collateral trusts at any point in time. For the three and six months ended June 30, 2013, HG Global had pre-tax income of $7.8 million and $17.7 million, which included $10.0 million and $20.1 million of interest income on the BAM surplus notes. For the three and six months ended June 30, 2013, BAM had a pre-tax loss of $26.7 million and $45.1 million that was recorded in net loss attributable to non-controlling interests, which included $10.0 million and $20.1 million of interest expense on the BAM surplus notes.
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
The following table provides a schedule of BAM's insured obligations:

	June 30, 2013	December 31, 2012
Contracts issued and outstanding	318	3
Remaining weighted average contract period (in years)	14.2	10.4
Contractual debt service outstanding (in millions):
Principal	$2,125.7	$25.8
Interest	$1,260.3	$8.9
Unearned premium revenue	$5.3	$.1

Note 10. Earnings Per Share

Basic earnings per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities.  Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.  The following table outlines the Company’s computation of earnings per share from continuing operations for the three and six months ended June 30, 2013 and 2012 (see Note 15 for earnings per share amounts for discontinued operations):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic and diluted earnings per share numerators (in millions):
Net income from continuing operations attributable to White Mountains’ common shareholders	$22.4	$25.6	$142.3	$128.7
Allocation of income for unvested restricted common shares	(.4)	(.4)	(2.0)	(1.6)
Dividends declared on participating restricted common shares (1)	—	—	(.1)	(.1)
Total allocation to restricted common shares	(.4)	(.4)	(2.1)	(1.7)
Net income attributable to White Mountains’ common shareholders, net of restricted common share amounts	$22.0	$25.2	$140.2	$127.0
Undistributed net earnings (in millions):
Net income attributable to White Mountains’ common shareholders, net of restricted common share amounts	$22.0	$25.2	$140.2	$127.0
Dividends declared net of restricted common share amounts(1)	—	—	(6.1)	(6.5)
Total undistributed net earnings, net of restricted common share amounts	$22.0	$25.2	$134.1	$120.5
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	6,176.2	6,638.7	6,224.5	7,033.0
Average unvested restricted shares (2)	(95.4)	(93.5)	(87.2)	(85.9)
Basic earnings per share denominator	6,080.8	6,545.2	6,137.3	6,947.1
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	6,176.2	6,638.7	6,224.5	7,033.0
Average unvested restricted common shares (2)	(95.4)	(93.5)	(87.2)	(85.9)
Average outstanding dilutive options to acquire common shares(3)	—	—	—	—
Diluted earnings per share denominator	6,080.8	6,545.2	6,137.3	6,947.1
Basic earnings per share (in dollars):
Net income attributable to White Mountains’ common shareholders	$3.62	$3.85	$22.84	$18.28
Dividends declared	—	—	(1.00)	(1.00)
Undistributed earnings	$3.62	$3.85	$21.84	$17.28
Diluted earnings per share (in dollars):
Net income attributable to White Mountains’ common shareholders	$3.62	$3.85	$22.84	$18.28
Dividends declared	—	—	(1.00)	(1.00)
Undistributed earnings	$3.62	$3.85	$21.84	$17.28
(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(2) Restricted shares outstanding vest either in equal annual installments or upon a stated date (see Note 13).
(3) The diluted earnings per share denominator for the three and six months ended June 30, 2013 and 2012 do not include common shares issuable upon exercise of the Non-Qualified Options as they are anti-dilutive to the calculation.

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
Significant intercompany transactions among White Mountains’ segments have been eliminated herein. Financial information for White Mountains’ segments follows:

			HG Global/BAM
Millions	OneBeacon	Sirius Group	HG	BAM	Other Operations	Total
Three Months Ended June 30, 2013
Earned insurance and reinsurance premiums	$280.8	$216.6	$.1	$—	$—	$497.5
Net investment income	11.4	11.4	.2	1.1	4.6	28.7
Net investment income - surplus note income	—	—	10.0	(10.0)	—	—
Net realized and unrealized investment (losses) gains	(25.5)	6.7	(2.0)	(9.4)	(7.1)	(37.3)
Other revenue	.6	(16.0)	—	—	15.8	.4
Total revenues	267.3	218.7	8.3	(18.3)	13.3	489.3
Losses and loss adjustment expenses	157.0	117.6	—	—	—	274.6
Insurance and reinsurance acquisition expenses	52.5	23.2	—	.4	—	76.1
Other underwriting expenses	54.6	29.8	—	.1	—	84.5
General and administrative expenses	2.9	6.0	.5	7.9	22.9	40.2
Interest expense on debt	3.3	6.5	—	—	.5	10.3
Total expenses	270.3	183.1	.5	8.4	23.4	485.7
Pre-tax (loss) income	$(3.0)	$35.6	$7.8	$(26.7)	$(10.1)	$3.6

			HG Global/BAM
Millions	OneBeacon	Sirius Group	HG	BAM	Other Operations	Total
Six Months Ended June 30, 2013
Earned insurance and reinsurance premiums	$567.3	$425.5	$.1	$—	$—	$992.9
Net investment income	20.8	24.5	.5	2.2	9.2	57.2
Net investment income - surplus note income	—	—	20.1	(20.1)	—	—
Net realized and unrealized investment gains (losses)	2.9	19.8	(2.2)	(10.5)	27.9	37.9
Other revenue	24.6	(5.5)	—	.1	9.5	28.7
Total revenues	615.6	464.3	18.5	(28.3)	46.6	1,116.7
Losses and loss adjustment expenses	305.9	213.0	—	—	—	518.9
Insurance and reinsurance acquisition expenses	107.3	66.5	—	.5	—	174.3
Other underwriting expenses	103.9	59.5	—	.2	—	163.6
General and administrative expenses	6.9	15.5	.8	16.1	44.7	84.0
Interest expense on debt	6.5	13.1	—	—	.9	20.5
Total expenses	530.5	367.6	.8	16.8	45.6	961.3
Pre-tax income (loss)	$85.1	$96.7	$17.7	$(45.1)	$1.0	$155.4

Millions	OneBeacon	Sirius Group	Other Operations	Total
Three Months Ended June 30, 2012
Earned insurance and reinsurance premiums	$280.3	$230.2	$—	$510.5
Net investment income	14.0	17.1	9.3	40.4
Net realized and unrealized investment (losses) gains	(11.9)	18.1	(14.3)	(8.1)
Other revenue	.2	(17.6)	16.9	(.5)
Total revenues	282.6	247.8	11.9	542.3
Losses and loss adjustment expenses	151.4	112.5	—	263.9
Insurance and reinsurance acquisition expenses	60.9	48.6	—	109.5
Other underwriting expenses	51.3	27.0	—	78.3
General and administrative expenses	2.6	6.2	33.3	42.1
Interest expense on debt	4.0	6.6	.3	10.9
Total expenses	270.2	200.9	33.6	504.7
Pre-tax income (loss)	$12.4	$46.9	$(21.7)	$37.6

Millions	OneBeacon	Sirius Group	Other Operations	Total
Six Months Ended June 30, 2012
Earned insurance and reinsurance premiums	$552.1	$456.4	$—	$1,008.5
Net investment income	28.7	34.2	19.3	82.2
Net realized and unrealized investment gains	17.9	31.8	.8	50.5
Other revenue	.3	.7	29.7	30.7
Total revenues	599.0	523.1	49.8	1,171.9
Losses and loss adjustment expenses	287.8	225.9	—	513.7
Insurance and reinsurance acquisition expenses	119.0	99.6	—	218.6
Other underwriting expenses	98.8	53.0	—	151.8
General and administrative expenses	5.3	25.1	57.2	87.6
Interest expense on debt	8.1	13.1	.6	21.8
Total expenses	519.0	416.7	57.8	993.5
Pre-tax income (loss)	$80.0	$106.4	$(8.0)	$178.4

Note 12. Investments in Unconsolidated Affiliates

White Mountains’ investments in unconsolidated affiliates represent investments in other companies in which White Mountains has a significant voting and economic interest but does not control the entity.

Millions	June 30, 2013	December 31, 2012
Symetra common shares	$343.8	$288.4
Unrealized gains from Symetra's fixed maturity portfolio	(17.8)	62.8
Carrying value of Symetra common shares	326.0	351.2
Symetra warrants	—	30.3
Total investment in Symetra	326.0	381.5
Hamer	3.5	4.0
Bri-Mar	2.4	1.9
Pentelia Capital Management	—	.5
Total investments in unconsolidated affiliates	$331.9	$387.9

Symetra
At June 30, 2013 and December 31, 2012, White Mountains owned 20.05 million and 17.40 million common shares of Symetra Financial Corporation (“Symetra”) which represented an approximate 17% and 15% common share ownership. At December 31, 2012, White Mountains also owned warrants to acquire an additional 9.49 million common shares of Symetra. White Mountains accounts for its investment in common shares of Symetra using the equity method. White Mountains accounted for its Symetra warrants as derivatives with changes in fair value recognized through the income statement as a gain or loss recognized through other revenues.  White Mountains used a Black Scholes valuation model to determine the fair value of the Symetra warrants.
On June 20, 2013, both White Mountains and Berkshire Hathaway Inc., which each owned warrants to purchase 9.49 million common shares of Symetra, exercised their warrants in a cashless transaction and each received 2.65 million common shares of Symetra in exchange for their warrants. In addition, Symetra repurchased 6.6 million of its common shares at an average price of $13.44 during the second quarter of 2013. The net effect of Symetra's share repurchases and the warrant exercises resulted in a basis difference between the GAAP carrying value of White Mountains' investment in Symetra common shares and the amount derived by multiplying the percentage of White Mountains common share ownership by Symetra's total GAAP equity. This basis difference totaled $19.3 million, of which $0.4 million is attributable to equity in earnings of unconsolidated affiliates and $18.9 million is attributable to equity in net unrealized gains of unconsolidated affiliates.
At December 31, 2011, due to the prolonged low interest rate environment in which life insurance companies currently operate, White Mountains concluded that its investment in Symetra common shares was other-than-temporarily impaired and wrote down the GAAP book value of the investment to its estimated fair value of $261.0 million, or $15 per share at December 31, 2011.  This impairment also resulted in a basis difference between the GAAP carrying value of White Mountains' investment in Symetra common shares and the amount derived by multiplying the percentage of White Mountains common share ownership by Symetra's total GAAP equity. White Mountains recorded $45.9 million of after-tax equity in losses of unconsolidated affiliates and $136.6 million of after-tax equity in net unrealized losses of unconsolidated affiliates.
As a result of the various basis adjustments, White Mountains' carrying value of its investment in Symetra differs from the carrying value by applying its ownership share against Symetra's GAAP equity as normally done under the equity method. The pre-tax basis difference is being amortized over a 30-year period pro rata based on estimated future cash flows associated with Symetra's underlying assets and liabilities to which the basis differences have been attributed. White Mountains continues to record its equity in Symetra's earnings and net unrealized gains (losses). In addition, White Mountains recognizes the amortization of the basis difference through equity in earnings of unconsolidated affiliates and equity in net unrealized gains (losses) from investments in unconsolidated affiliates consistent with the original attribution of the basis differences between equity in earnings and equity in net unrealized gains (losses). For the three and six months ended June 30, 2013, White Mountains recognized after-tax amortization of $0.7 million and $1.4 million through equity in earnings of unconsolidated affiliates and $2.5 million and $5.0 million through equity in net unrealized gains from investments in unconsolidated affiliates. At June 30, 2013, the pre-tax unamortized basis difference was $191.5 million, of which $40.5 million is attributable to equity in earnings of unconsolidated affiliates and $151.0 million is attributable to equity in net unrealized gains of unconsolidated affiliates.
Immediately prior to the exercise of the warrants, White Mountains recognized a $14.5 million increase in the value of the warrants through other revenues based on the final Black Scholes valuation that was agreed upon between Symetra and White Mountains. The major assumptions used in valuing the Symetra warrants at June 20, 2013 were a risk free rate of 0.34%, volatility of 26.5%, an expected life of 1.11 years, a strike price of $11.49 per share and a share price of $15.53 per share.

The following table summarizes amounts recorded by White Mountains relating to its investment in Symetra for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended			Three Months Ended
	June 30, 2013			June 30, 2012
Millions	Common Shares	Warrants	Total	Common Shares	Warrants	Total
Carrying value of investment in Symetra as of March 31	$350.9	$26.6	$377.5	$269.5	$23.7	$293.2
Equity in earnings (1)(2)	7.2	—	7.2	7.0	—	7.0
Equity in net unrealized gains from Symetra’s fixed maturity portfolio(3)	(71.8)	—	(71.8)	30.6	—	30.6
Dividends received	(1.4)	—	(1.4)	(1.2)	—	(1.2)
Increase in value of warrants	—	14.5	14.5	—	6.1	6.1
Exercise of warrants	41.1	(41.1)	—	—	—	—
Carrying value of investment in Symetra as June(4)(5)	$326.0	$—	$326.0	$305.9	$29.8	$335.7
(1) Equity in earnings excludes tax expense of $0.6 and $0.6.
(2) Equity in earnings includes $0.8 and $0.7 increase relating to the pre-tax amortization of the Symetra common share impairment.
(3) Net unrealized gains includes $2.8 and $3.3 increase relating to the pre-tax amortization of the Symetra common share impairment.
(4) Includes White Mountains’ equity in net unrealized (losses) gains from Symetra’s fixed maturity portfolio of $(17.8) and $29.4 as of June 30, 2013 and 2012, which exclude deferred tax assets (liabilities) of $1.4 and $(2.4).
(5) The aggregate value of White Mountains’ investment in common shares of Symetra was $320.6 based upon the quoted market price of $15.99 per share at June 30, 2013.

	Six Months Ended			Six Months Ended
	June 30, 2013			June 30, 2012
Millions	Common Shares	Warrants	Total	Common Shares	Warrants	Total
Carrying value of investment in Symetra as of January 1	$351.2	$30.3	$381.5	$261.0	$12.6	$273.6
Equity in earnings (1)(2)	17.0	—	17.0	17.9	—	17.9
Equity in net unrealized gains from Symetra’s fixed maturity portfolio(3)	(80.5)	—	(80.5)	29.4	—	29.4
Dividends received	(2.8)	—	(2.8)	(2.4)	—	(2.4)
Increase in value of warrants	—	10.8	10.8	—	17.2	17.2
Exercise of warrants	41.1	(41.1)	—	—	—	—
Carrying value of investment in Symetra as June 30(4)(5)	$326.0	$—	$326.0	$305.9	$29.8	$335.7
(1) Equity in earnings excludes tax expense of $1.4 and $1.5.
(2) Equity in earnings includes $1.5 and $1.8 increase relating to the pre-tax amortization of the Symetra common share impairment.
(3) Net unrealized gains includes $5.5 and $6.6 increase relating to the pre-tax amortization of the Symetra common share impairment.
(4) Includes White Mountains’ equity in net unrealized gains from Symetra’s fixed maturity portfolio of $(17.8) and $29.4 as of June 30, 2013 and 2012, which exclude deferred tax assets (liabilities) of $1.4 and $(2.4).
(5) The aggregate value of White Mountains’ investment in common shares of Symetra was $320.6 based upon the quoted market price of $15.99 per share at June 30, 2013.

During the three and six months ended June 30, 2013, White Mountains received cash dividends from Symetra of $1.4 million and $2.8 million on its common share investment that was recorded as a reduction of White Mountains’ investment in Symetra.  During the three and six months ended June 30, 2013, White Mountains also received cash dividends of $0.7 million and $1.5 million from Symetra on its investment in Symetra warrants that was recorded in net investment income.

Hamer and Bri-Mar
White Mountains received equity interests in Hamer and Bri-Mar, two small manufacturing companies distributed to White Mountains in connection with the dissolution of the Tuckerman Capital, LP fund. Effective October 1, 2012, these investments are accounted for under the equity method. Hamer did not have any earnings for the three months ended June 30, 2013 and had $0.3 million of equity in earnings for the six months ended June 30, 2013. For the three and six months ended June 30, 2013, White Mountains recorded equity in earnings of $0.5 million for Bri-Mar. As of June 30, 2013, White Mountains' investments in Hamer and Bri-Mar were $3.5 million and $2.4 million, respectively.

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

Share-Based Compensation Based on White Mountains Common Shares

WTM Performance Shares
 Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Performance share awards vest, subject to the attainment of performance goals, at the end of a three-year period and are valued based on the market value of common shares at the time awards are paid.  The following table summarizes performance share activity for the three and six months ended June 30, 2013 and 2012 for performance shares granted under the WTM Incentive Plan and phantom performance shares granted under the Sirius Group Performance Plan (the “WTM Phantom Share Plan”):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	118,976	$28.6	118,450	$27.4	119,357	$29.4	150,064	$66.1
Shares paid(1)	—	—	—	—	(47,310)	(11.0)	(68,357)	(48.4)
New grants	—	—	—	—	46,920	—	35,932	—
Assumed forfeitures and cancellations(2)	—	(.1)	—	(.2)	9	—	811.8
Expense recognized	—	6.4	—	5.5	—	16.5	—	14.2
Ending June 30,	118,976	$34.9	118,450	$32.7	118,976	$34.9	118,450	$32.7
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
If the outstanding WTM performance shares had vested on June 30, 2013, the total additional compensation cost to be recognized would have been $38.8 million, based on accrual factors at June 30, 2013 (common share price and payout assumptions).

Performance Shares granted under the WTM Incentive Plan
The following table summarizes performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan at June 30, 2013 for each performance cycle:

Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2013 – 2015	46,920	$4.5
2012 – 2014	37,977	13.7
2011 – 2013	37,130	17.6
Sub-total	122,027	35.8
Assumed forfeitures	(3,051)	(.9)
Total at June 30, 2013	118,976	$34.9

Restricted Shares
 The following outlines the unrecognized compensation cost associated with the outstanding restricted share awards for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	95,380	$28.2	93,460	$24.5	69,910	$16.8	72,000	$13.3
Issued	—	—	—	—	25,470	14.3	28,460	13.7
Vested	—	—	—	—	—	—	(7,000)	—
Forfeited	—	—	—	—	—	—	—	—
Expense recognized	—	(3.7)	—	(3.0)	—	(6.6)	—	(5.5)
Non-vested at June 30,	95,380	$24.5	93,460	$21.5	95,380	$24.5	93,460	$21.5

During the first quarter of 2013, White Mountains issued 25,470 restricted shares that vest on January 1, 2016. During the first quarter of 2012, White Mountains issued 25,460 restricted shares that vest on January 1, 2015 and 3,000 restricted shares that vest in two equal annual installments beginning in February 2014.  The unrecognized compensation cost at June 30, 2013 is expected to be recognized ratably over the remaining vesting periods.

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
The following table summarizes performance share activity for the three and six months ended June 30, 2013 and 2012 for OneBeacon performance shares granted under the OneBeacon Incentive Plan:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	489,867	$1.6	569,745	$3.2	563,190	$1.2	642,667	$9.7
Shares paid or expired(1)	—	—	(9,168)	(.3)	(238,658)	—	(258,901)	(7.8)
New awards	—	—	—	—	179,000	—	181,290	—
Assumed forfeitures and cancellations(2)	—	(.1)	—	—	(13,665)	(.1)	(4,479)	—
Expense recognized	—	.9	—	.2	—	1.3	—	1.2
Ending June 30,	489,867	$2.4	560,577	$3.1	489,867	$2.4	560,577	$3.1
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

If the outstanding OneBeacon performance shares had been vested on June 30, 2013, the total additional compensation cost to be recognized would have been $1.1 million, based on accrual factors at June 30, 2013 (common share price and payout assumptions).

The following table summarizes OneBeacon performance shares outstanding awarded under the OneBeacon Incentive Plan at June 30, 2013 for each performance cycle:

Millions, except share amounts	Target OneBeacon Performance Shares Outstanding	Accrued Expense
Performance cycle:
2013 – 2015	179,000	$.5
2012 – 2014	181,290	1.4
2011 – 2013	142,138.6
Sub-total	502,428	2.5
Assumed forfeitures	(12,561)	(.1)
Total at June 30, 2013	489,867	$2.4

OneBeacon Restricted Shares
 The following summarizes the unrecognized compensation cost associated with the outstanding OneBeacon restricted share awards for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	918,000	$8.8	930,000	$11.9	927,000	$9.6	630,000	$7.7
Issued	—	—	—	—	—	—	300,000	4.6
Vested	—	—	—	—	(9,000)	—	—	—
Forfeited	—	—	—	—	—	—	—	—
Expense recognized	—	(.8)	—	(.7)	—	(1.6)	—	(1.1)
Non-vested at June 30,	918,000	$8.0	930,000	$11.2	918,000	$8.0	930,000	$11.2

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
The unrecognized compensation cost at June 30, 2013 is expected to be recognized ratably over the remaining vesting periods.

Note 14. Fair Value of Financial Instruments

White Mountains accounts for its financial instruments at fair value with the exception of 1) the OBH Senior Notes and the SIG Senior Notes, which are recorded as debt liabilities at face value less unamortized original issue discount, and 2) the SIG Preference Shares, which are recorded as non-controlling interest at face value.
The following table summarizes the fair value and book value of financial instruments as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
Millions	Fair Value	Book Value	Fair Value	Book Value
2012 OBH Senior Notes	$273.6	$274.7	$282.4	$274.7
SIG Senior Notes	440.0	399.5	441.9	399.4
SIG Preference Shares	257.5	250.0	257.5	250.0

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

Runoff Transaction
On October 17, 2012, OneBeacon entered into an agreement to sell its runoff business to Armour. During three and six months ended June 30, 2013 and 2012, the results of operations for the runoff business have been classified as discontinued operations and are presented, net of related income taxes, in the statement of comprehensive income. Prior year results of operations have been reclassified to conform to the current period’s presentation. The assets and liabilities associated with the runoff business as of June 30, 2013 and December 31, 2012 have been presented in the balance sheet as held for sale. The amounts classified as discontinued operations exclude investing and financing activities that are conducted on an overall consolidated level and, accordingly, there were no separately identifiable investments associated with the runoff business.

Results of Discontinued Operations
For the three and six months ended June 30, 2013, the results of discontinued operations included other revenue that was primarily associated with a settlement award in the Safeco v. American International Group, Inc. (“AIG”) class action related to AIG's alleged underreporting of workers' compensation premiums to the National Workers' Compensation Reinsurance Pool. In light of the ongoing regulatory review of the Runoff Transaction, which includes a third party actuarial review, OneBeacon increased loss reserves by approximately the same amount of the benefit resulting from the class action settlement award.
For the three and six months ended June 30, 2012, the results of discontinued operations included $0.1 million and $12.5 million of unfavorable loss reserve development in the runoff business. The unfavorable development in 2012 was primarily driven by case incurred development on a small number of claims related to multiple peril liability lines and general liability lines and also the impact of an adverse court ruling in Mississippi regarding a disputed assessment from an involuntary pool for hurricane Katrina claims.

Reinsurance
Included in the assets held for sale are reinsurance recoverables from two reinsurance contracts with subsidiaries of Berkshire Hathaway Inc. that OneBeacon was required to purchase in connection with White Mountains' acquisition of OneBeacon in 2001 (the “OneBeacon Acquisition”): a reinsurance contract with National Indemnity Company (“NICO”) for up to $2.5 billion in old asbestos and environmental (“A&E”) claims and certain other exposures (the “NICO Cover”) and an adverse loss reserve development cover from General Reinsurance Corporation (“GRC”) for up to $570.0 million, comprised of $400.0 million of adverse loss reserve development occurring in years 2000 and prior (the “GRC Cover”) in addition to $170.0 million of reserves ceded as of the date of the OneBeacon Acquisition. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for under GAAP as a seller guarantee. As of June 30, 2013 and December 31, 2012, the total reinsurance recoverables on paid and unpaid losses of $1,315.4 million and $1,401.9 million related to both the NICO cover and the GRC cover have been included in assets held for sale. Both NICO and GRC have an A.M Best rating of A++, Superior, which is the highest of sixteen ratings.
The total reinsurance recoverables on paid and unpaid losses in assets held for sale were $21.4 million and $1,879.8 million as of June 30, 2012. The reinsurance recoverable on unpaid amount is gross of $143.5 million in purchase accounting adjustments that will become recoverable if claims are paid in accordance with current reserve estimates.

Net Assets Held for Sale
The following summarizes the assets and liabilities associated with the businesses classified as held for sale:

Millions	June 30, 2013	December 31, 2012
Assets held for sale
Fixed maturity investments, at fair value	$260.8	$338.1
Cash	—	—
Reinsurance recoverable on unpaid losses	1,736.3	1,840.8
Reinsurance recoverable on paid losses	21.4	15.6
Insurance premiums receivable	9.8	11.0
Deferred acquisition costs	—	—
Deferred tax asset	3.5	5.1
Other assets	15.2	16.2
Total assets held for sale	$2,047.0	$2,226.8
Liabilities held for sale
Loss and loss adjustment expense reserves	$1,884.2	$2,052.6
Unearned insurance premiums	.4	.5
Ceded reinsurance payable	14.3	21.9
Other liabilities	148.1	151.8
Total liabilities held for sale	2,047.0	2,226.8
Net assets held for sale	$—	$—
Net Income (Loss) from Discontinued Operations
The following summarizes the results of operations, including related income taxes associated with the businesses classified as discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions	2013	2012	2013	2012
Revenues
Earned insurance premiums	$(1.3)	$1.7	$(.4)	$10.5
Net investment income	—	—	—	—
Net realized and unrealized investment gains (losses)	—	—	—	—
Other revenue	12.2	—	12.2	—
Total revenues	10.9	1.7	11.8	10.5
Expenses
Loss and loss adjustment expenses	7.5	1.1	7.5	20.7
Insurance and reinsurance acquisition expenses	(.1)	(.8)	—	(.5)
Other underwriting expenses	(.2)	.7	(.1)	2.2
General and administrative expenses	—	—	—	—
Total expenses	7.2	1.0	7.4	22.4
Pre-tax income (loss)	3.7	.7	4.4	(11.9)
Income tax benefit (expense)	.2	(.2)	—	3.1
Income (loss) from discontinued operations	3.9	.5	4.4	(8.8)
Loss from sale of discontinued operations	—	—	—	—
Net income (loss) from discontinued operations	$3.9	$.5	$4.4	$(8.8)

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
The following table outlines the computation of earnings (loss) per share for discontinued operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic and diluted earnings (loss) per share numerators (in millions):
Net income (loss) attributable to White Mountains’ common shareholders	$3.9	$.5	$4.4	$(8.8)
Allocation of income for participating unvested restricted common shares(1)	—	—	—	.1
Net income (loss) attributable to White Mountains’ common shareholders, net of restricted common share amounts (2)	$3.9	$.5	$4.4	$(8.7)
Basic earnings (loss) per share denominators (in thousands):
Total average common shares outstanding during the period	6,176.2	6,638.7	6,224.5	7,033.0
Average unvested restricted common shares(3)	(95.4)	(93.5)	(87.2)	(85.9)
Basic earnings (loss) per share denominator	6,080.8	6,545.2	6,137.3	6,947.1
Diluted (loss) earnings per share denominator (in thousands):
Total average common shares outstanding during the period	6,176.2	6,638.7	6,224.5	7,033.0
Average unvested restricted common shares(3)	(95.4)	(93.5)	(87.2)	(85.9)
Average outstanding dilutive options to acquire common shares (4)	—	—	—	—
Diluted earnings (loss) per share denominator	6,080.8	6,545.2	6,137.3	6,947.1
Basic and diluted earnings (loss) per share (in dollars):	$.64	$.07	$.71	$(1.25)
(1) Restricted shares issued by White Mountains contain dividend participation features, and therefore, are considered participating securities.
(2) Net earnings (loss) attributable to White Mountains’ common shareholders, net of restricted share amounts, is equal to undistributed earnings (loss) for the three and six months ended June 30, 2013 and 2012.
(3) Restricted common shares outstanding vest either in equal annual installments or upon a stated date (see Note 13).
(4) The diluted earnings (loss) per share denominator for the three and six months ended June 30, 2013 and 2012 do not include common shares issuable upon exercise of the Non-Qualified Options as they are anti-dilutive to the calculation.

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
The following summarizes significant ongoing non-claims related litigation or arbitration as of June 30, 2013:

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
The Company believes this final closing statement was required to be prepared and audited no later than January 5, 2012. Allstate did not deliver the final closing statement to the Company until June 6, 2012, with an audit report dated June 1, 2012. As a result, in addition to the substantive disputes over the final closing statement, the Company also believes that Allstate's failure to have the final closing statement prepared and audited by the required date constituted a breach of Allstate's obligations under the Sale Agreement.  The Company brought suit in the United States District Court for the Southern District of New York in connection with such breach. The court concluded that the Company's breach claim should also be arbitrated by the independent accountant under the Sale Agreement. The dispute resolution process is ongoing.

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
        In addition, OneBeacon, OBIC-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company, on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and the Committee Action has since been consolidated with the Noteholder Actions.

In September 2012, a case management order was entered in the consolidated cases. Oral argument on an omnibus motion to dismiss the Noteholder Actions was heard at the end of May 2013 and the parties are awaiting a ruling from the court. Discovery and other motion practice (other than motions to amend the complaints) in the Committee Action and the Noteholder Actions are stayed until further order of the court.

Ace American Insurance Company
A subsidiary of OneBeacon, OneBeacon U.S. Holdings, Inc. (“OBH”), was sued in Federal Court in the Eastern District of Pennsylvania on August 17, 2012 by Ace American Insurance Company (“Ace”). The complaint alleged that OBH, through a professional recruiting firm, improperly hired a group of Ace employees from Ace's surety division. The complaint sought injunctive relief and unspecified damages. After court-ordered expedited discovery was completed, the claims for injunctive relief were resolved pursuant to a confidential agreement.  After the claims against OBH for injunctive relief were resolved, Ace filed a Demand for Arbitration against five of the former Ace surety employees hired by OneBeacon, alleging breach of their duty of loyalty to Ace and misappropriation of Ace trade secrets. On March 6, 2013, Ace also filed an Amended Complaint in the Federal Court action, naming OneBeacon Insurance Group, Ltd., OneBeacon Insurance Group, LLC and OneBeacon Services, LLC (collectively with OBH, “the OneBeacon parties”) as additional defendants. The only remaining claim for damages was scheduled for trial in June 2013. Prior to commencement of the trial, OneBeacon and Ace entered into a confidential settlement agreement whereby all claims against the OneBeacon Parties were dismissed with prejudice and the claims against the individual employees were withdrawn. The resolution of this lawsuit did not have a material effect on OneBeacon's financial position or results of operations.

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
The following discussion also includes three non-GAAP financial measures - adjusted comprehensive income (loss), adjusted book value per share and total adjusted capital - that have been reconciled to their most comparable GAAP financial measures (see page 67). White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

Overview
White Mountains ended the second quarter of 2013 with an adjusted book value per share of $605, a decrease of 0.2% for the quarter and an increase of 3.1% for the first six months of 2013, including dividends. White Mountains reported adjusted comprehensive loss of $8 million and adjusted comprehensive income of $108 million for the second quarter and first six months of 2013 compared to an adjusted comprehensive loss of $4 million and adjusted comprehensive income of $114 million for the second quarter and first six months of 2012. During the second quarter of 2013, good underwriting performance at both Sirius Group and OneBeacon mostly offset investment losses driven by rising interest rates and foreign currency losses resulting from a strengthening U.S. dollar.
OneBeacon's book value per share decreased 0.2% for the second quarter and increased 6.7% for the first six months of 2013, including dividends. OneBeacon's GAAP combined ratio was 94% for both the second quarter of 2013 and the second quarter of 2012, while the GAAP combined ratio was 91% for the first six months of 2013 compared to 92% for the first six months of 2012. The combined ratios for the second quarter and first six months of 2013 reflect slightly higher current accident year loss ratios, offset by lower expense ratios. Sirius Group's GAAP combined ratio was 79% for the second quarter of 2013 compared to 82% for the second quarter of 2012, while the GAAP combined ratio for the first six months of 2013 was 80% compared to 83% for the first six months of 2012. The improvement in both periods was primarily due to higher profit commissions on retroceded European property treaties from the 2012 and 2013 underwriting years and higher favorable loss reserve development, partially offset by higher catastrophe losses.

White Mountains' total net written premiums decreased 12% and 10% to $455 million and $1,057 million in the second quarter and first six months of 2013, compared to $517 million and $1,171 million in the second quarter and first six months of 2012, primarily related to the OneBeacon's exit from the collector car and boat and energy businesses. Excluding the $67 million and $107 million of net premiums written in the second quarter and first six months of 2012 from these exited businesses, White Mountains' net written premiums increased 1% and decreased 1% for the second quarter and first six months of 2013.  OneBeacon's net written premiums decreased 16% and 14% to $247 million and $512 million in the second quarter and first six months of 2013 compared to $292 million and $595 million in the second quarter and first six months of 2012. Excluding the $67 million and $107 million of net premiums written in the second quarter and first six months of 2012 from exited businesses, OneBeacon's net written premiums increased 9% and 5% for the second quarter and first six months of 2013. Sirius Group's net written premiums decreased 9% (10% in local currencies) to $205 million in the second quarter of 2013 from $225 million and 6% (7% in local currencies) to $539 million in the first six months of 2013 from $576 million, as decreases in the accident and health and trade credit lines of business were partially offset by an increase in property lines.
White Mountains' GAAP total return on invested assets was (0.8)% and 0.6% for the second quarter and first six months of 2013, which included 0.2% and 0.6% of currency losses, compared to (0.5)% and 1.6% for the second quarter and first six months of 2012, which included 0.5% and 0.1% of currency losses. In local currencies, White Mountains' fixed income portfolio was down 0.7%, outperforming the longer duration Barclay's Intermediate Aggregate Bond Index by 1.1%.  White Mountains' value-oriented equity portfolio returned 0.6%, which lagged the S&P 500 Index return of 2.9%. During the second quarter of 2013, White Mountains executed a cashless exercise of its Symetra warrants. The cashless exercise resulted in the issuance of 2,648,879 additional common shares of Symetra in exchange for the warrants to purchase 9,487,872 Symetra common shares.

Adjusted Book Value Per Share
The following table presents White Mountains’ adjusted book value per share and reconciles this non-GAAP measure to the most comparable GAAP measure. (See NON-GAAP FINANCIAL MEASURES on page 67.)

	June 30, 2013	March 31, 2013	December 31, 2012	June 30, 2012
Book value per share numerators (in millions):
White Mountains’ common shareholders’ equity	$3,689.2	$3,758.9	$3,731.8	$3,742.5
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	16.3	(49.7)	(57.7)	(27.0)
Adjusted book value per share numerator (1)	$3,705.5	$3,709.2	$3,674.1	$3,715.5
Book value per share denominators (in thousands of shares):
Common shares outstanding	6,176.5	6,176.2	6,291.0	6,630.3
Unearned restricted shares	(49.2)	(57.4)	(38.7)	(51.6)
Adjusted book value per share denominator (1)	6,127.3	6,118.8	6,252.3	6,578.7
Book value per share (2)	$597.29	$608.62	$593.20	$564.45
Adjusted book value per share (2)	$604.75	$606.20	$587.63	$564.77
(1) Excludes out of-the-money stock options.
(2) During the first quarter and first six months of both 2013 and 2012, White Mountains declared and paid a dividend of $1.00 per common share

Review of Consolidated Results

White Mountains’ consolidated financial results for the three and six months ended June 30, 2013 and 2012 follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2013	2012	2013	2012
Gross written premiums	$526.5	$586.6	$1,261.0	$1,369.4
Net written premiums	$455.4	$517.0	$1,056.6	$1,170.8
Revenues
Earned insurance and reinsurance premiums	$497.5	$510.5	$992.9	$1,008.5
Net investment income	28.7	40.4	57.2	82.2
Net realized and unrealized investment (losses) gains	(37.3)	(8.1)	37.9	50.5
Other revenue — foreign currency translation (losses) gains	(16.7)	(18.4)	(13.4)	—
Other revenue — Hamer and Bri-Mar	—	7.3	—	15.5
Other revenue — Symetra warrants	14.5	6.1	10.8	17.2
Other revenue — other	2.6	4.5	31.3	(2.0)
Total revenues	489.3	542.3	1,116.7	1,171.9
Expenses
Losses and LAE	274.6	263.9	518.9	513.7
Insurance and reinsurance acquisition expenses	76.1	109.5	174.3	218.6
Other underwriting expenses	84.5	78.3	163.6	151.8
General and administrative expenses	40.1	34.5	82.7	65.7
General and administrative expenses — Hamer and Bri-Mar	—	6.4	—	13.6
Accretion of fair value adjustment to loss and LAE reserves	.1	1.2	1.3	8.3
Interest expense on debt	10.3	10.9	20.5	21.8
Total expenses	485.7	504.7	961.3	993.5
Pre-tax income from continuing operations	3.6	37.6	155.4	178.4
Income tax provision (expense)	.6	(6.4)	(41.0)	(37.5)
Net income from continuing operations	4.2	31.2	114.4	140.9
Net income (loss) from discontinued operations, net of tax	3.9	.5	4.4	(8.8)
Equity in earnings of unconsolidated affiliates, net of tax	7.1	6.5	16.3	16.7
Net income	15.2	38.2	135.1	148.8
Net income (loss) attributable to non-controlling interests	11.1	(12.1)	11.6	(28.9)
Net income attributable to White Mountains’ common shareholders	26.3	26.1	146.7	119.9
Other comprehensive (loss) income, net of tax	(100.6)	(1.6)	(112.3)	20.7
Comprehensive (loss) income	(74.3)	24.5	34.4	140.6
Comprehensive income attributable to non-controlling interests	—	—	—	—
Comprehensive (loss) income attributable to White Mountains’ common shareholders	(74.3)	24.5	34.4	140.6
Change in equity in net unrealized gains (losses) from Symetra’s fixed maturity portfolio	66.0	(28.2)	74.0	(27.0)
Adjusted comprehensive (loss) income	$(8.3)	$(3.7)	$108.4	$113.6

Consolidated Results - Three Months Ended June 30, 2013 versus Three Months Ended June 30, 2012

White Mountains' total revenues decreased 10% to $489 million in the second quarter of 2013 compared to $542 million in the second quarter of 2012.  Earned insurance and reinsurance premiums decreased 3% to $498 million in the second quarter of 2013.  Net investment income was down 29% to $29 million in the second quarter of 2013, primarily from a lower invested asset base, resulting from $258 million of share repurchases over the previous twelve months, and lower yielding assets. White Mountains reported net realized and unrealized investment losses of $37 million in the second quarter of 2013, which included $36 million of net realized and unrealized foreign currency gains, compared to $8 million of losses in the second quarter of 2012, which included $28 million of net realized and unrealized foreign currency gains (see “Foreign Currency Translation” on page 55).  Other revenues increased to $1 million in the second quarter of 2013 from a loss of $1 million in the second quarter of 2012. The second quarter of 2013 included $15 million of mark-to-market gains on the Symetra warrants prior to their exercise compared to $6 million of gains in the second quarter of 2012. The second quarter of 2013 also included $17 million in foreign currency translation losses compared to $18 million of foreign currency losses in the second quarter of 2012. In the second quarter of 2012, White Mountains reported other revenues of $7 million related to the consolidation of Hamer and Bri-Mar. Effective October 1, 2012, the results of Hamer and Bri-Mar are no longer consolidated in White Mountains' financial statements.
White Mountains' total expenses decreased 4% to $486 million in the second quarter of 2013 compared to $505 million in the second quarter of 2012.  Losses and LAE increased 4% in the second quarter of 2013, as loss and LAE ratios were up slightly at both OneBeacon, primarily due to an increase in non-catastrophe losses and lower favorable loss reserve development, and Sirius Group, primarily due to higher catastrophe losses, partially offset by higher favorable reserve development. Insurance and reinsurance acquisition expenses decreased 31%, primarily due to $19 million of profit commissions accrued at the Sirius Group on ceded European property business, while other underwriting expenses increased 8%, primarily due to increases at Sirius Group from increased incentive compensation expenses and higher professional fees.
White Mountains' income tax expense for the second quarter of 2013 and 2012 represented effective tax rates of (16.7)% and 17.0%. The effective tax rate for the second quarter of 2013 was negative due to tax benefits on losses generated in the United States that exceeded tax expenses on income generated in other jurisdictions and non-taxable gains in certain countries. The effective rate for the second quarter of 2012 was lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States.

Consolidated Results - Six Months Ended June 30, 2013 versus Six Months Ended June 30, 2012

White Mountains' total revenues decreased 5% to $1,117 million in the first six months of 2013 compared to $1,172 million in the first six months of 2012.  Earned insurance and reinsurance premiums decreased 2% to $993 million in the first six months of 2013 from $1,009 million in the first six months of 2012.  Net investment income was down 30% to $57 million in the first six months of 2013, primarily from a lower invested asset base, resulting from $749 million of share repurchases since the January 2012, and lower yielding assets. White Mountains reported net realized and unrealized investment gains of $38 million in the first six months of 2013, which included $26 million of net realized and unrealized foreign currency gains, compared to $51 million of gains in the first six months of 2012, which included $3 million of net realized and unrealized foreign currency gains (see “Foreign Currency Translation” on page 55).  Other revenues decreased to $29 million in the first six months of 2013 from $31 million in the first six months of 2012. The first six months of 2013 included a $23 million gain on OneBeacon's sale of Essentia and a $7 million gain on Sirius' acquisition of American Fuji. The first six months of 2013 also included $13 million in foreign currency translation losses, while there was no impact of foreign currency translation on other revenues in the first six months of 2012. In addition, the first six months of 2013 included $11 million of mark-to-market gains on the Symetra warrants compared to $17 million of gains in the first six months of 2012. In the first six months of 2012, White Mountains reported other revenues of $16 million related to the consolidation of Hamer and Bri-Mar. Effective October 1, 2012, the results of Hamer and Bri-Mar are no longer consolidated in White Mountains' financial statements.
White Mountains' total expenses decreased 3% to $961 million in the first six months of 2013 compared to $994 million in the first six months of 2012.  Losses and LAE increased 1% in the first six months of 2013, as OneBeacon's loss and LAE ratio was up slightly, primarily due to an increase in current accident year losses. Insurance and reinsurance acquisition expenses decreased 20% in the first six months of 2013, primarily due to $19 million in profit commissions accrued at the Sirius Group on ceded European property business, while other underwriting expenses increased 8%, primarily due to increases at Sirius Group from increased incentive compensation expenses and higher professional fees.
White Mountains' income tax expense for the first six months of 2013 and 2012 represented effective tax rates of 26.4% and 21.0%. The net effective rates for the first six months of 2013 and 2012 were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States.

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

OneBeacon

Financial results and GAAP combined ratios for OneBeacon for the three and six months ended June 30, 2013 and 2012 follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2013	2012	2013	2012
Gross written premiums	$264.2	$311.7	$545.1	$630.4
Net written premiums	$246.9	$292.2	$512.0	$595.2

Earned insurance and reinsurance premiums	$280.8	$280.3	$567.3	$552.1
Net investment income	11.4	14.0	20.8	28.7
Net realized and unrealized investment (losses) gains	(25.5)	(11.9)	2.9	17.9
Other revenue	.6	.2	24.6	.3
Total revenues	267.3	282.6	615.6	599.0
Losses and LAE	157.0	151.4	305.9	287.8
Insurance and reinsurance acquisition expenses	52.5	60.9	107.3	119.0
Other underwriting expenses	54.6	51.3	103.9	98.8
General and administrative expenses	2.9	2.6	6.9	5.3
Interest expense on debt	3.3	4.0	6.5	8.1
Total expenses	270.3	270.2	530.5	519.0
Pre-tax (loss) income	$(3.0)	$12.4	$85.1	$80.0

GAAP ratios:
Losses and LAE	56%	54%	54%	52%
Expense	38%	40%	37%	40%
Combined	94%	94%	91%	92%

The following table presents OneBeacon’s book value per share:

(Millions, except per share amounts)	June 30, 2013	March 31, 2013	December 31, 2012	June 30, 2012
OneBeacon book value per share:
OneBeacon's common shareholders’ equity	$1,042.1	$1,063.8	$1,014.5	$1,131.8
OneBeacon common shares outstanding	95.4	95.4	95.4	95.4
OneBeacon book value per common share (1)	$10.92	$11.15	$10.63	$11.86
(1) OneBeacon declared and paid a regular quarterly dividend of $0.21 per common share in each of the first two quarters of 2013 and the last two quarters of 2012.

OneBeacon ended the second quarter of 2013 with a book value per share of $10.92, a decrease of 0.2% for the quarter and an increase of 6.7% for the first six months of 2013, including dividends. For the second quarter of 2013, strong underwriting results mostly offset losses from investments that were driven by rising interest rates. For the first six months of 2013, strong investment and underwriting results and a $23 million pre-tax ($15 million after-tax) gain from the sale of Essentia Insurance Company ("Essentia") in the first quarter of 2013 contributed to the increase in OneBeacon's book value per share.

OneBeacon Results - Three Months Ended June 30, 2013 versus Three Months Ended June 30, 2012

OneBeacon's GAAP combined ratio was 94% for both the second quarter of 2013 and the second quarter of 2012. OneBeacon's expense ratio decreased 2 points, primarily from lower insurance acquisition expenses due to changes in business mix driven by the termination of the underwriting arrangement with Hagerty Insurance Agency, offset by an increase of 2 points in the loss and LAE ratio, driven by higher current accident year losses related to exited property business within International Marine Underwriters and a large claim within OneBeacon Government Risks. Neither period was significantly impacted by catastrophe losses or loss reserve development. Catastrophe losses impacted OneBeacon's GAAP combined ratios by one point in the second quarter of 2013 and 2 points in the second quarter of 2012. The second quarter of 2013 included less than one half of a point ($1 million) of favorable loss reserve development compared to 1 point ($3 million) of favorable loss reserve development in the second quarter of 2012.
OneBeacon's net written premiums decreased 16% in the second quarter of 2013 to $247 million, compared to $292 million in the second quarter of 2012, due to the exit from the collector car and boat and energy businesses. Excluding the $67 million of net written premiums from the exited businesses in the second quarter of 2012, net written premiums increased 9%, as nearly all business units contributed to the growth.
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
OneBeacon's net combined ratio was higher than the gross combined ratio by 4 points for the second quarter of 2013 and 8 points for the second quarter of 2012. In both periods the net combined ratio was higher than the gross combined ratio as a result of the cost of the reinsurance programs more than off-setting the benefits from ceded losses.  The gross combined ratio for the second quarter of 2012 was also impacted by the favorable resolution of a significant ceded ocean marine loss that was ceded under OneBeacon's IMU reinsurance treaty.

OneBeacon Results - Six Months Ended June 30, 2013 versus Six Months Ended June 30, 2012
OneBeacon's book value per share increased 7% in the first six months of 2013, driven by strong investment and underwriting results and a $23 million pre-tax ($15 million after-tax) gain from the sale of Essentia Insurance Company ("Essentia") in the first quarter of 2013.
OneBeacon's GAAP combined ratio was 91% for the first six months of 2013 compared to 92% for the first six months of 2012. The decrease was due to a 3 point decrease in the expense ratio, primarily from lower insurance acquisition expenses due to changes in business mix driven by the termination of the underwriting arrangement with Hagerty, partially offset by a 2 point increase in the loss and LAE ratio from higher current accident year losses. The first six months of 2013 included 1 point ($7 million) of catastrophe losses compared to 2 points ($8 million) in the first six months of 2012. The first six months of 2013 included 1 point ($4 million) of favorable loss reserve development compared to 1 point ($5 million) in the first six months of 2012.
OneBeacon's net written premiums decreased 14% for the first six months of 2013 to $512 million, compared to $595 million in the first six months of 2012, due to the exit from the collector car and boat and energy businesses. Excluding the $107 million of net written premiums from the exited businesses in the first six months of 2012, net written premiums increased 5%, as all businesses, except professional insurance, contributed to the growth over prior year.
Reinsurance protection. OneBeacon's net combined ratio was higher than the gross combined ratio by 2 points for the first six months of 2013 and 6 points for the first six months of 2012. In both periods the net combined ratio was higher than the gross combined ratio as a result of the cost of the reinsurance programs more than off-setting the benefits from ceded losses.  The gross combined ratio for first six months of 2012 was also favorably impacted by the resolution of a significant ocean marine loss that did not impact the net combined ratio as it was ceded under OneBeacon's IMU reinsurance treaty.

Sirius Group

Financial results and GAAP combined ratios for Sirius Group for the three and six months ended June 30, 2013 and 2012 follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2013	2012	2013	2012
Gross written premiums	$259.0	$274.9	$710.6	$739.0
Net written premiums	$205.2	$224.8	$539.3	$575.6

Earned insurance and reinsurance premiums	$216.6	$230.2	$425.5	$456.4
Net investment income	11.4	17.1	24.5	34.2
Net realized and unrealized investment gains	6.7	18.1	19.8	31.8
Other revenue - foreign currency translation losses	(16.7)	(18.4)	(13.4)	—
Other revenue	.7	.8	7.9	.7
Total revenues	218.7	247.8	464.3	523.1
Losses and LAE	117.6	112.5	213.0	225.9
Insurance and reinsurance acquisition expenses	23.2	48.6	66.5	99.6
Other underwriting expenses	29.8	27.0	59.5	53.0
General and administrative expenses	5.9	5.0	14.2	16.8
Accretion of fair value adjustment to loss and LAE reserves	.1	1.2	1.3	8.3
Interest expense on debt	6.5	6.6	13.1	13.1
Total expenses	183.1	200.9	367.6	416.7
Pre-tax income	$35.6	$46.9	$96.7	$106.4

GAAP ratios:
Losses and LAE	54%	49%	50%	50%
Expense	25%	33%	30%	33%
Combined	79%	82%	80%	83%

Sirius Group Results - Three Months Ended June 30, 2013 versus Three Months Ended June 30, 2012
Sirius Group's GAAP combined ratio was 79% for the second quarter of 2013 compared to 82% for the second quarter of 2012. The improvement was principally due to profit commissions on ceded business and higher favorable loss reserve development, mostly offset by higher catastrophe losses. The profit commissions, which were the result of higher profitability of ceded business covering European property catastrophe excess exposures in primarily the 2012 and 2013 underwriting years, reduced the second quarter 2013 combined ratio by 9 points ($19 million). New process enhancements enabled Sirius Group to better estimate losses by treaty and calculate profit commissions earned earlier and more accurately based on the performance of the underlying assumed risks subject to the cession. The combined ratio for the second quarter of 2013 included 16 points ($35 million) of catastrophe losses, primarily due to $28 million of flood losses in Central Europe and $5 million of tornado losses from the Midwestern United States, compared to 3 points ($7 million) in the second quarter of last year, primarily from losses from earthquakes in Italy. The combined ratio included favorable loss reserve development of 7 points ($14 million) in the second quarter of 2013 primarily due to reductions in loss reserves for the Japan earthquake and hurricane Sandy compared to no significant development the second quarter of last year.
Sirius Group's gross written premiums decreased 6% (7% in local currencies) for the second quarter of 2013 to $259 million, compared to $275 million in the second quarter of 2012, while net written premiums decreased 9% (10% in local currencies) for the second quarter of 2013 to $205 million, compared to $225 million in the second quarter of 2012.  These decreases were primarily from the accident and health line of business, partially offset by increased property business.  Net written premiums in the second quarter of 2013 also reflect increased retrocessions on the property lines of business compared to the second quarter of 2012. Net earned premiums decreased 6% (6% in local currencies) for the second quarter of 2013 to $217 million, compared to $230 million in the second quarter of 2012, primarily due to decreases in the accident and health and trade credit lines of business.
Sirius Group's other revenues in the second quarter of 2013 primarily consisted of $17 million of foreign currency translation losses compared to $18 million of foreign currency translation losses in the second quarter of 2012. (See “Foreign Currency Translation” on page 55.)

Sirius Group's insurance and reinsurance acquisition expenses decreased $25 million in the second quarter of 2013, primarily due to the $19 million of additional profit commissions accrued on ceded European property treaties. Sirius Group's other underwriting expenses increased $3 million to $30 million in the second quarter of 2013, compared to $27 million in the second quarter of 2012 primarily due to increased incentive compensation expenses and higher professional fees.
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
Sirius Group's net combined ratio was lower than the gross combined ratio by 5 points for the second quarter of 2013 and higher than the gross combined ratio by 9 points for the second quarter of 2012.  The lower net combined ratio for the second quarter of 2013 was primarily due to the ceded profit commissions. For the second quarter of 2012, the higher net combined ratio was primarily due the cost of property retrocessions with limited ceded property loss recoveries, primarily due to the low level of catastrophe losses.

Sirius Group Results - Six Months Ended June 30, 2013 versus Six Months Ended June 30, 2012
Sirius Group's GAAP combined ratio was 80% for the first six months of 2013 compared to 83% for the first six months of 2012. The improvement was principally due to additional profit commissions earned on ceded property treaties covering European catastrophe excess exposures and higher favorable loss reserve development, mostly offset by higher catastrophe losses. The combined ratio for the first six months of 2013 included 9 points ($37 million) of catastrophe losses, mainly due to $28 million of flood losses in Central Europe and $5 million of tornado losses from the Midwestern United States, compared to 2 points ($8 million) of catastrophe losses in the first six months of 2012, primarily from $7 million of losses from earthquakes in Italy. The first six months of 2013 included 2 points of favorable loss reserve development compared to 1 point for the first six months of 2012. Favorable loss development for the first six months of 2013 was primarily due to decreases in property loss reserves, including reductions in loss reserves for the Japan earthquake and hurricane Sandy. For the first six months of 2012, decreases in prior year property loss reserves were mostly offset by increases to prior year accident and health and asbestos and environmental loss reserves.
Sirius Group's gross written premiums decreased 4% (5% in local currencies) for the first six months of 2013 to $711 million, compared to $739 million in the first six months of 2012, while net written premiums decreased 6% (7% in local currencies) for the first six months of 2013 to $539 million, compared to $576 million in the first six months of 2012.  These decreases were primarily from the accident and health and trade credit line of business, partially offset by increases in the property lines.  Net written premiums in the first six months of 2013 also reflect increased retrocessions on the property lines of business compared to the first six months of 2012. Net earned premiums decreased 7% (7% in local currencies) for the first six months of 2013 to $426 million, compared to $456 million in the first six months of 2012 due to lower accident and health and trade credit business.
Sirius Group's other revenues in the first six months of 2013 primarily consisted of pre-tax transaction gains of $7 million from White Mountains Solutions' acquisition of American Fuji and $13 million of foreign currency translation losses compared to no significant other revenues in the first six months of 2012. (See “Foreign Currency Translation” on page 55.)
Sirius Group's insurance and reinsurance acquisition expenses decreased $33 million in the first six months of 2013, primarily due to the $19 million of additional profit commissions earned on ceded European property treaties. Sirius Group's other underwriting expenses increased $6 million for the first six months of 2013, primarily due to increased incentive compensation expenses and higher professional fees. General and administrative expense decreased by $3 million, primarily due to severance and separation costs in the first quarter of 2012.  Accretion of fair value adjustment to losses and LAE reserves decreased by $7 million due to the acceleration of the amortization of the purchase accounting established for the acquisition of Scandinavian Reinsurance Company Ltd. (“Scandinavian Re”) due to a treaty commutation in the first quarter of 2012.
Reinsurance protection.  Sirius Group's net combined ratio was higher than the gross combined ratio by 1 point for the first six months of 2013 and 5 points for the first six months of 2012.  The higher net combined ratio for the first six months of 2013 was primarily due the cost of property retrocessions with limited ceded property loss recoveries, partially offset by the increases in ceded profit commissions. The higher net combined ratio for the first six months of 2012 was primarily due the cost of property retrocessions with limited ceded property loss recoveries, primarily due to the low level of catastrophe losses.

HG Global/BAM

HG Global and BAM. The following table presents the components of pre-tax income included in White Mountains' HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the three and six months ended June 30, 2013:

	Three Months Ended June 30, 2013
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$3.3	$—	$3.3
Assumed (ceded) written premiums	2.6	(2.6)	—	—
Net written premiums	$2.6	$.7	$—	$3.3

Earned insurance and reinsurance premiums	$.1	$—	$—	$.1
Net investment income	.2	1.1	—	1.3
Net investment income - BAM Surplus Notes	10.0	—	(10.0)	—
Net realized and unrealized investment losses	(2.0)	(9.4)	—	(11.4)
Other revenue	—	—	—	—
Total revenues	8.3	(8.3)	(10.0)	(10.0)
Insurance and reinsurance acquisition expenses	—	.4	—	.4
Other underwriting expenses	—	.1	—	.1
General and administrative expenses	.5	7.9	—	8.4
Interest expense - BAM surplus notes	—	10.0	(10.0)	—
Total expenses	.5	18.4	(10.0)	8.9
Pre-tax income (loss)	$7.8	$(26.7)	$—	$(18.9)

	Six Months Ended June 30, 2013
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$5.3	$—	$5.3
Assumed (ceded) written premiums	4.1	(4.1)	—	—
Net written premiums	$4.1	$1.2	$—	$5.3

Earned insurance and reinsurance premiums	$.1	$—	$—	$.1
Net investment income	.5	2.2	—	2.7
Net investment income - BAM Surplus Notes	20.1	—	(20.1)	—
Net realized and unrealized investment losses	(2.2)	(10.5)	—	(12.7)
Other revenue	—	.1	—	.1
Total revenues	18.5	(8.2)	(20.1)	(9.8)
Insurance and reinsurance acquisition expenses	—	.5	—	.5
Other underwriting expenses	—	.2	—	.2
General and administrative expenses	.8	16.1	—	16.9
Interest expense - BAM surplus notes	—	20.1	(20.1)	—
Total expenses	.8	36.9	(20.1)	17.6
Pre-tax income (loss)	$17.7	$(45.1)	$—	$(27.4)

HG Global reported pre-tax income of $8 million and $18 million in the second quarter and first six months of 2013, which was driven by $10 million and $20 million of interest income on the BAM Surplus Notes. BAM reported $27 million and $45 million in pre-tax losses in the second quarter and first six months of 2013 that were driven by $10 million and $20 million of interest expense on the BAM Surplus Notes and $8 million and $16 million of operating expenses. BAM also had $9 million in net realized and unrealized investment losses in the second quarter of 2013 as a result of higher interest rates. Since BAM is a mutual insurance company owned by its members, BAM's results do not affect White Mountains' adjusted book value per share as they are attributed to non-controlling interests.

The following table presents amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’ consolidated balance sheet as of June 30, 2013:

	As of June 30, 2013
Millions	HG Global	BAM	Eliminations	Total
Assets
Fixed maturity investments	$97.1	$455.9	$—	$553.0
Short-term investments	4.1	8.7	—	12.8
Total investments	101.2	464.6	—	565.8
Cash	.3	8.2	—	8.5
BAM Surplus Notes	503.0	—	(503.0)	—
Accrued interest receivable on BAM Surplus Notes	38.5	—	(38.5)	—
Other assets	2.3	8.6	(1.0)	9.9
Total assets	$645.3	$481.4	$(542.5)	$584.2

Liabilities
BAM Surplus Notes(1)	$—	$503.0	$(503.0)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	38.5	(38.5)	—
Preferred dividends payable to White Mountains' subsidiaries(3)	34.6	—	—	34.6
Preferred dividends payable to non-controlling interests	1.0	—	—	1.0
Other liabilities	4.4	11.6	(1.0)	15.0
Total liabilities	40.0	553.1	(542.5)	50.6

Equity
White Mountains’ common shareholders’ equity	588.7	—	—	588.7
Non-controlling interests	16.6	(71.7)	—	(55.1)
Total equity	605.3	(71.7)	—	533.6
Total liabilities and equity	$645.3	$481.4	$(542.5)	$584.2

(1)	Under GAAP, the BAM Surplus Notes are classified as debt by the issuer. Under Statutory accounting, they are classified as Surplus.

(2)
Under GAAP, interest accrues daily on the BAM Surplus Notes. Under Statutory accounting, interest is not accrued on the BAM Surplus Notes until it has been approved for payment by insurance regulators.

(3)	Dividends on HG Global preferred shares payable to White Mountains' subsidiaries are eliminated in White Mountains' consolidated financial statements.

The following table presents the gross par value of policies priced and closed by BAM for the three and six months ended June 30, 2013:

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Gross par value of primary market policies priced	$1,262.4	$2,128.9
Gross par value of secondary market policies priced	25.0	93.0
Total gross par value of market policies priced	1,287.4	2,221.9

Less: Gross par value of policies priced yet to close	(124.4)	(124.4)
Gross par value of policies closed that were previously priced	264.7	3.0
Total gross par value of market policies closed	$1,427.7	$2,100.5

Other Operations

A summary of White Mountains’ financial results from its Other Operations segment for the three and six months ended June 30, 2013 and 2012 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2013	2012	2013	2012
Net investment income	$4.6	$9.3	$9.2	$19.3
Net realized and unrealized investment (losses) gains	(7.1)	(14.3)	27.9	.8
Other revenue — Hamer and Bri-Mar (1)	—	7.3	—	15.5
Other revenue — Symetra warrants	14.5	6.1	10.8	17.2
Other revenue	1.3	3.5	(1.3)	(3.0)
Total revenues	13.3	11.9	46.6	49.8
General and administrative expenses — Hamer and Bri-Mar (1)	—	6.4	—	13.6
General and administrative expenses	22.9	26.9	44.7	43.6
Interest expense — debt	.5	.3	.9	.6
Total expenses	23.4	33.6	45.6	57.8
Pre-tax (loss) income	$(10.1)	$(21.7)	$1.0	$(8.0)
(1) As of October 1, 2012, Hamer and Bri-Mar are no longer consolidated and are accounted for as investments in unconsolidated affiliates.

Other Operations Results - Three and Six Months Ended June 30, 2013 versus Three and Six Months Ended June 30, 2012
White Mountains' Other Operations segment reported pre-tax loss of $10 million in the second quarter of 2013 and pre-tax income of $1 million in the first six months of 2013, compared to $22 million and $8 million of pre-tax loss in the second quarter and first six months of 2012.  The improvement in the results for the quarter was due primarily to an increase in the value of the Symetra warrants prior to their exercise (see Investment in Symetra Common Shares on page 55) and lower net realized and unrealized investment losses. The improvement in Other Operations results for the first six months of 2013 was primarily due to higher net realized and unrealized investment gains, partially offset by lower net investment income and a lower increase in the value of the Symetra warrants than in the first six months of 2012.
White Mountains' Other Operations segment reported net realized and unrealized investment losses of $7 million and gains of $28 million in second quarter and first six months of 2013 compared to net realized and unrealized investment losses of $14 million and gains of $1 million in the second quarter and first six months of 2012 (see Investment Returns on page 54). The value of White Mountains' investment in Symetra warrants increased $15 million and $11 million in the second quarter and first six months of 2013 compared to an increase of $6 million and $17 million in the second quarter and first six months of 2012. The Other Operations segment reported net investment income of $5 million and $9 million in second quarter and first six months of 2013 compared to $9 million and $19 million in the second quarter and first six months of 2012, primarily due to a lower invested asset base resulting from the funding of HG Global in July 2012 and share repurchases. WM Life Re reported losses of $3 million and $9 million in the second quarter and first six months of 2013 compared to $4 million and $11 million in the second quarter and first six months of 2012.
During the first six months of 2013, the ratio of annuitants' aggregate account values to the aggregate guarantee value provided by WM Life Re has increased, and as a result, annuitants have been surrendering their policies at higher rates than WM Life Re has observed in the past. In response to this trend, WM Life Re adjusted the projected surrender assumptions used in the valuation of its variable annuity reinsurance liability slightly upward in the second quarter of 2013, which resulted in a gain of $2 million.

II. Summary of Investment Results

Investment Returns
For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a better comparison to benchmark returns, while all dollar amounts are presented net of any management fees and trading expenses.  A summary of White Mountains’ consolidated pre-tax investment results for the three and six months ended June 30, 2013 and 2012 follows:

	Three Months Ended		Six Months Ended
Pre-tax investment results	June 30,		June 30,
Millions	2013	2012	2013	2012
Net investment income	$28.7	$40.4	$57.2	$82.2
Net realized and unrealized investment (losses) gains (1)	(37.3)	(8.1)	37.9	50.5
Net unrealized foreign currency losses on investments (2)	(53.3)	(69.1)	(56.6)	(11.9)
Total GAAP pre-tax investment (losses) gains	$(61.9)	$(36.8)	$38.5	$120.8
(1) Includes foreign currency gains of $35.6, $28.1, $25.8 and $3.0.
(2) Amounts recognized through other comprehensive income. Excludes non-investment related foreign currency gains of $18.7, $39.2, $18.2 and $5.2.

Gross investment returns and benchmark returns

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Fixed maturity investments	(1.2)%	0.3%	(1.1)%	2.0%
Short-term investments	(0.8)%	(0.2)%	(1.0)%	0.1%
Total fixed income	(1.1)%	0.2%	(1.1)%	1.8%
Barclay’s U.S. Intermediate Aggregate Index	(1.8)%	1.3%	(1.6)%	2.0%
Common equity securities	0.7%	(3.6)%	9.7%	1.1%
Convertible fixed maturity investments	(5.2)%	(3.0)%	(2.0)%	2.6%
Other long-term investments	1.7%	(4.1)%	4.0%	(0.4)%
Total equities, convertibles and other long-term investments	0.6%	(3.6)%	7.7%	0.9%
S&P 500 Index (total return)	2.9%	(2.8)%	13.8%	9.5%
Total consolidated portfolio	(0.8)%	(0.5)%	0.6%	1.6%

White Mountains’ GAAP pre-tax total return on invested assets was (0.8)% and 0.6% for the second quarter and first six months of 2013, which included 0.2% and 0.6% of foreign currency losses, compared to (0.5)% and 1.6% for the second quarter and first six months of 2012, which included 0.5% and 0.1% of foreign currency losses. White Mountains' high-quality, short-duration, fixed income portfolio (a duration of approximately 2.6 years, including short term investments at June 30, 2013) was down 1.1% (0.7% in local currencies) in the second quarter of 2013 and 1.1% (0.3% in local currencies) for the first six months of 2013, outperforming the Barclays U.S. Intermediate Aggregate returns of (1.8)% and (1.6%). White Mountains' common equity portfolio, approximately 14% of GAAP invested assets at June 30, 2013, was up 0.7% and 9.7% for the second quarter and first six months of 2013, lagging the S&P 500 Index returns of 2.9% and 13.8%.
White Mountains' fixed income portfolio returned 0.2% and 1.8% for the second quarter of and first six months of 2012, underperforming the Barclays U.S. Intermediate Aggregate returns of 1.3% and 2.0%. White Mountains' high-quality, short-duration, fixed income portfolio (a duration of approximately 2.7 years, including short term investments at June 30, 2012) trailed the longer-duration benchmark as rates fell during the second quarter of 2012. White Mountains' common equity portfolio, approximately 13% of GAAP invested assets at June 30, 2012, was down 3.6% and up 1.1% for the second quarter and first six months of 2012, lagging the S&P 500 Index returns of (2.8)% and 9.5%.

WM Advisors has a sub-advisory agreement with Prospector Partners LLC (“Prospector”), a registered investment adviser, under which Prospector manages most of White Mountains’ publicly-traded common equity securities and convertible fixed maturity securities. The common equity and convertible fixed maturity security portfolio managed by Prospector was down 0.5% in the second quarter of 2013 and up 8.1% in the first six months of 2013, underperforming the S&P 500 Index total return of 2.9% and 13.8%.  Total annualized returns for White Mountains’ equity portfolio managed by Prospector compared to the annualized total returns of the S&P 500 Index are as follows:

	Periods ending June 30, 2013
Annualized returns	1-year	3-years	5-years	Since Inception(1)
Prospector separate accounts	15.6%	11.2%	1.5%	7.0%
S&P 500 Index	20.6%	18.5%	7.0%	5.6%
(1) Annualized total returns since the inception of the Prospector separate account in the beginning of 2005, which was established in connection with an investment management agreement between Prospector and White Mountains whereby Prospector serves as a discretionary adviser with respect to specified assets, primarily equity securities.

Investment in Symetra Common Shares
During the second quarter of 2013, White Mountains executed a cashless exercise of its Symetra warrants. The warrants were marked up to their fair value of $41 million at the date of exercise, June 20, 2013, resulting in a $15 million realized gain reported in the second quarter of 2013. The cashless exercise resulted in the net issuance of 2,648,879 additional common shares of Symetra in exchange for the warrants to purchase 9,487,872 Symetra common shares.
At December 31, 2012, the carrying value of White Mountains' investment in Symetra common shares used in the calculation of adjusted book value per share was $16.58 per Symetra common share. During the second quarter and first six months of 2013, White Mountains recorded $7 million and $16 million in equity in earnings from its investment in Symetra's common shares, which increased the value of the investment in Symetra's common shares used in the calculation of White Mountains' adjusted book value per share to $17.14 per Symetra common share at June 30, 2013. This compares to Symetra's quoted stock price of $15.99 and Symetra's book value per common share excluding unrealized gains and losses from its fixed maturity investment portfolio of $19.17. See Note 12 - Investment in Unconsolidated Subsidiaries.

Foreign Currency Translation
A summary of the impact of foreign currency translation on White Mountains’ consolidated financial results for the three and six months ended June 30, 2013 and 2012 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2013	2012	2013	2012
Net realized and unrealized investment gains — foreign currency	35.6	28.1	$25.8	$3.0
Other revenue — foreign currency translation losses	(16.7)	(18.4)	(13.4)	—
Total foreign currency translation gains recognized through net income, pre-tax	18.9	9.7	12.4	3.0
Income tax benefit	(1.1)	(2.4)	.7	(1.3)
Total foreign currency translation losses recognized through net income after tax	17.8	7.3	13.1	1.7

Change in foreign currency translation on investments	(53.3)	(69.1)	(56.6)	(11.9)
Change in foreign currency translation on non-investment net liabilities	18.7	39.2	18.2	5.2
Total foreign currency translation losses recognized through other comprehensive income	(34.6)	(29.9)	(38.4)	(6.7)

Total foreign currency losses recognized through comprehensive income	$(16.8)	$(22.6)	$(25.3)	$(5.0)

At June 30, 2013, White Mountains’ investment portfolio included $1.0 billion in non-U.S. dollar-denominated investments, most of which are held at Sirius International Insurance Corporation (“Sirius International”) and are denominated in Swedish kronor or euros. The value of the investments in this portfolio is impacted by changes in the exchange rate between the U.S. dollar and the kronor and between the U.S. dollar and the euro.  During the second quarter and first six months of 2013, the U.S. dollar strengthened 3% and 4% against the kronor. During the second quarter and first six months of 2013, the U.S. dollar weakened 2% and strengthened 1% against the euro. These currency movements resulted in approximately $18 million and $31 million of pre-tax foreign currency investment losses in the second quarter and first six months of 2013, which are recorded as components of net realized and unrealized investment gains and change in foreign currency translation on investments (recognized through other comprehensive income).  During the second quarter and first six months of 2012, the U.S. dollar strengthened 5% and 1% against the kronor and 5% and 2% against the euro.  These currency movements resulted in approximately $41 million and $9 million of pre-tax foreign currency investment losses for the three and six months ended June 30, 2012.
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
 The amount of foreign currency translation on Sirius International’s U.S. dollar-denominated investments recognized as a decrease of other comprehensive income and an increase of net income was $20 million and $23 million for the second quarter and first six months of 2013. The amount of foreign currency translation on Sirius International’s U.S. dollar-denominated investments recognized as a decrease of other comprehensive income and an increase of net income was $27 million and $4 million for the second quarter and first six months of 2012.

Investments by Country of Issue

White Mountains’ investment portfolio consists of debt and equity securities issued in over 30 countries worldwide. The United States represents the country of issue for 79% of White Mountains’ fixed maturity, common equity and convertible fixed maturity investment portfolio. White Mountains has no direct sovereign risk exposure to European peripheral countries Ireland, Greece, Portugal, Spain and Italy (“peripheral countries”). White Mountains’ portfolio includes .5% of total fixed maturity, convertible fixed maturity and common equity investments issued from peripheral countries at June 30, 2013. However, White Mountains has indirect exposure to peripheral countries through securities issued from non-peripheral countries as the issuers of the securities could have exposure to peripheral countries.

The following tables list White Mountains’ investments in fixed maturities, common equities and convertible fixed maturities at June 30, 2013 categorized as financial or non-financial investments and by country of issue:

June 30, 2013
Millions	Fair value
Debt securities issued by corporations:
Non-financial
Australia	$42.7
Bermuda	29.5
Canada	159.3
France	32.6
Greece	—
Ireland	1.5
Italy	8.1
Netherlands	115.4
Portugal	—
Spain	9.1
Sweden	25.4
United Kingdom	98.5
United States	1,370.2
Other	29.1
Total non-financial debt	1,921.4
Financial
Australia	15.8
Greece	—
Ireland	—
Italy	—
Netherlands	12.2
Portugal	—
Spain	—
United Kingdom	17.3
United States	333.9
Other	14.2
Total financial debt	393.4
Total debt securities issued by corporations	2,314.8
Mortgage-backed and asset-backed securities:
Sweden	63.1
United Kingdom	4.6
United States	1,766.9
Total mortgage-backed and asset-backed securities	1,834.6
Foreign government, agency and provincial obligations:
Canada	46.7
France	49.3
Germany	27.6
Greece	—
Ireland	—
Italy	—
Japan	24.3
Portugal	—
Spain	—
Sweden	274.7
Other	17.1
Total foreign government, agency and provincial obligations	439.7
US Government and agency obligations(1)	512.3
Municipal obligations(1)	5.0
Preferred stocks(1)	86.3
Total fixed maturity investments(2)	$5,192.7
(1) All securities were issued in the United States.
(2) Carrying value includes $260.8 that is classified as assets held for sale relating to discontinued operations.

June 30, 2013
Millions	Fair value
Common equity securities:
Non-financial
Canada	$14.5
Greece	1.1
Ireland	7.9
Italy	.4
Japan	16.4
Portugal	.4
South Africa	8.9
Spain	2.9
Switzerland	13.6
United Kingdom	10.6
United States	620.6
Other	31.1
Total non-financial common equity securities	728.4

Financial
Bermuda	60.3
Cayman Islands	4.4
Ireland	2.2
United States	231.3
Other	7.3
Total financial common equity securities	305.5
Total common equity securities	$1,033.9

Convertible fixed maturities:
Canada	$1.2
United Kingdom	3.5
United States	69.4
Total convertible fixed maturity investments	$74.1

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

OneBeacon:
OneBeacon Insurance Company (“OBIC”), OneBeacon's primary top tier regulated insurance operating subsidiary, has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. Based upon 2012 statutory net income, OBIC has the ability to pay $330 million of dividends during 2013 without prior approval of regulatory authorities, subject to the availability of unassigned funds. The amount of dividends available to be paid by OBIC in any given year is also subject to cash flow and earnings generated by OBIC's business, which now just comprises the runoff business, as well as to dividends received from its subsidiaries, including Atlantic Specialty Insurance Company (“ASIC”). At December 31, 2012, OBIC had $0.7 billion of unassigned funds and $0.9 billion of statutory surplus.
During the fourth quarter of 2012, OneBeacon executed various intercompany reinsurance agreements which, along with other internal capital transactions among its regulated insurance operating subsidiaries, resulted in ASIC becoming the lead insurance company for the ongoing specialty business and OBIC becoming the lead insurance company for the runoff business. Notwithstanding these restructuring transactions, OneBeacon continues to manage its statutory capital on a combined basis. Although OBIC remains the primary top tier regulated insurance operating subsidiary and maintains sufficient statutory capital to support the runoff business, the majority of the group's statutory capital is now included in ASIC, which is currently a subsidiary of OBIC, to support the ongoing specialty business.
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

During the first six months of 2013, OneBeacon's top tier regulated insurance operating subsidiaries paid no dividends to their immediate parent.
During the first six months of 2013, OneBeacon's unregulated insurance operating subsidiaries paid $14 million of dividends to their immediate parent. At June 30, 2013, OneBeacon's unregulated insurance operating subsidiaries had $29 million of net unrestricted cash, short-term investments and fixed maturity investments.
During the first six months of 2013, OneBeacon Ltd. paid $40 million of regular quarterly dividends to its common shareholders. White Mountains received $30 million of these dividends.
At June 30, 2013, OneBeacon Ltd. and its intermediate holding companies had $264 million of net unrestricted cash, short-term investments and fixed maturity investments and $35 million of common equity securities and convertible fixed maturity investments outside of its regulated and unregulated insurance operating subsidiaries.

Sirius Group:
Subject to certain limitations under Swedish law, Sirius International is permitted to transfer a portion of its pre-tax income to its Swedish parent companies to minimize taxes (referred to as a group contribution). In 2013, Sirius International currently intends to transfer approximately $106 million (based on the June 30, 2013 SEK to USD exchange rate) of its 2012 pre-tax income to its Swedish parent companies as a group contribution, $72 million of which was transferred during the first six months of 2013.
Sirius International has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, Sirius International has allocated the majority of its pre-tax income, after group contributions to its Swedish parent companies, to the Safety Reserve (see “Safety Reserve” on page 61). At December 31, 2012, Sirius International had $852 million (based on the December 31, 2012 SEK to USD exchange rate) of unrestricted statutory surplus, which is available for distribution in 2013. The amount of dividends available to be paid by Sirius International in any given year is also subject to cash flow and earnings generated by Sirius International’s business, as well as to dividends received from its subsidiaries, including Sirius America Insurance Company (“Sirius America”). During the first six months of 2013, Sirius International distributed $79 million of dividends to its immediate parent, $75 million of which had been declared and accrued in December 2012.
Sirius America has the ability to pay dividends during any twelve-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. Based upon 2012 statutory net investment income, Sirius America has the ability to pay $15 million of dividends during 2013 without prior approval of regulatory authorities, subject to the availability of earned surplus.  At December 31, 2012, Sirius America had $56 million of earned surplus and $528 million of statutory surplus.  Sirius America did not pay any dividends to its immediate parent during the first six months of 2013.
During the first six months of 2013, Sirius Group distributed $150 million of dividends to its immediate parent, $75 million of which had been declared and accrued in December 2012.
At June 30, 2013, Sirius Group and its intermediate holding companies had $46 million of net unrestricted cash, short-term investments and fixed maturity investments and $19 million of other long-term investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries.

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

Safety Reserve
Subject to certain limitations under Swedish law, Sirius International is permitted to transfer pre-tax income amounts into an untaxed reserve referred to as a safety reserve. At June 30, 2013, Sirius International's safety reserve amounted to SEK 9.6 billion, or $1.4 billion (based on the June 30, 2013 SEK to USD exchange rate). Under GAAP, an amount equal to the safety reserve, net of a related deferred tax liability established at the Swedish tax rate of 22.0%, is classified as shareholder’s equity. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain prescribed levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities do not apply any taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International's safety reserve ($315 million at June 30, 2013) is included in solvency capital. Access to the safety reserve is restricted to coverage of reinsurance losses. Access for any other purpose requires the approval of Swedish regulatory authorities. Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the $1.4 billion balance of the safety reserve, without any provision for deferred taxes, in Sirius International's capital when assessing Sirius International's financial strength.

HG Global/BAM:
HG Global has $613 million face value of preferred shares outstanding, of which White Mountains owns 97.3%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. HG Global did not declare or pay any preferred dividends in 2012 or the first six months of 2013. As of June 30, 2013, HG Global has accrued $36 million of dividends payable to holders of its preferred shares, $35 million of which is payable to White Mountains and eliminated in consolidation.
HG Re is a Special Purpose Insurer subject to regulation and supervision by the BMA, but does not require regulatory approval to pay dividends. However, HG Re’s dividend capacity is limited by amounts held in the collateral trusts pursuant to the first loss reinsurance treaty (“FLRT”) with BAM. As of December 31, 2012, HG Re had statutory capital of $412 million, of which $12 million (which partially relates to accrued interest on the BAM Surplus Notes held by HG Re) was available for dividends to HG Global and $400 million was held as collateral in the Supplemental Trust pursuant to the FLRT with BAM.
Interest on the BAM Surplus Notes is payable quarterly at a fixed annual rate of 8.0%. Interest and principal payments are subject to approval of the New York State Department of Financial Services. BAM did not pay any interest on the BAM Surplus Notes in 2012 or the first six months of 2013. As of June 30, 2013, HG Global has accrued $38 million of interest receivable on the BAM Surplus Notes.

Other Operations:
During the first six months of 2013, WM Advisors did not pay any dividends to its immediate parent. At June 30, 2013, WM Advisors had approximately $12 million of net unrestricted cash, short-term investments and fixed maturity investments.
At June 30, 2013, the Company and its intermediate holding companies had $206 million of net unrestricted cash, short-term investments and fixed maturity investments, $409 million of common equity securities and $139 million of other long-term investments included in its Other Operations segment. During the first six months of 2013, White Mountains paid a $6 million common share dividend.

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
The following table illustrates White Mountains’ consolidated insurance float position as of June 30, 2013 and December 31, 2012:

($ in millions)	June 30, 2013	December 31, 2012
Total investments	$6,945.6	$7,278.1
BAM total cash and investments	(472.8)	(488.4)
BAM Surplus Notes held by HG Global	503.0	503.0
Consolidated limited partnership investments(1)	(129.7)	(91.2)
Cash	348.3	462.4
Investments in unconsolidated affiliates	331.9	387.9
Equity in net unrealized gains from Symetra’s fixed maturity portfolio	17.8	(62.8)
Cash and investments posted as collateral by WM Life Re(2)	(120.6)	(393.6)
Net investment assets classified within assets held for sale	260.8	338.1
Accounts receivable on unsettled investment sales	14.0	3.9
Accounts payable on unsettled investment purchases	(55.7)	(11.4)
Interest-bearing funds held by ceding companies(3)	77.4	85.1
Interest-bearing funds held under reinsurance treaties(4)	(19.2)	(17.7)
Net investment assets	$7,700.8	$7,993.4
Total White Mountains’ common shareholders’ equity	$3,689.2	$3,731.8
Non-controlling interest—OneBeacon Ltd.	258.4	251.4
Non-controlling interest—SIG Preference Shares	250.0	250.0
Debt	676.3	751.2
Total capital(1)	4,873.9	4,984.4
Equity in net unrealized gains from Symetra’s fixed maturity portfolio, net of applicable taxes	16.3	(57.7)
Total adjusted capital	$4,890.2	$4,926.7
Insurance float	$2,810.6	$3,066.7
Insurance float as a multiple of total adjusted capital	0.6x	0.6x
Net investment assets as a multiple of total adjusted capital	1.6x	1.6x
Insurance float as a multiple of White Mountains’ common shareholders’ equity	0.8x	0.8x
Net investment assets as a multiple of White Mountains’ common shareholders’ equity	2.1x	2.1x

(1)	Total capital only includes non-controlling interests that White Mountains benefits from the return on or has the ability to utilize the net assets supporting this non-controlling interest.

(2)	Consists of cash, fixed maturity and short-term investments held by WM Life Re and posted as collateral to its variable annuity reinsurance counterparties.

(3)	Excludes funds held by ceding companies from which White Mountains does not receive interest credits.

(4)	Excludes funds held by White Mountains under reinsurance treaties for which White Mountains does not provide interest credits.

During the first six months of 2013, insurance float decreased by $256 million, primarily due to the continued runoff of reserves at OneBeacon and runoff of Sirius Group's casualty business and payments of losses incurred in 2010 and 2011 related to major catastrophes, primarily from hurricane Sandy and earthquakes in Chile, Japan and New Zealand.  These catastrophe losses increased White Mountains’ insurance float when they were first recorded, which is now reversing and decreasing insurance float as the catastrophe losses are paid. Based on June 30, 2013 balances, the closing of the Runoff Transaction is expected to decrease insurance float by approximately $261 million.

Financing

The following table summarizes White Mountains’ capital structure as of June 30, 2013 and December 31, 2012:

($ in millions)	June 30, 2013	December 31, 2012
2012 OBH Senior Notes, carrying value	$274.7	$274.7
SIG Senior Notes, carrying value	399.5	399.4
WTM Bank Facility	—	75.0
Old Lyme Note	2.1	2.1
Total debt	676.3	751.2
Non-controlling interest—OneBeacon Ltd.	258.4	251.4
Non-controlling interest—SIG Preference Shares	250.0	250.0
Total White Mountains’ common shareholders’ equity	3,689.2	3,731.8
Total capital (1)	4,873.9	4,984.4
Equity in net unrealized gains from Symetra’s fixed maturity portfolio	16.3	(57.7)
Total adjusted capital	$4,890.2	$4,926.7

Total debt to total adjusted capital	14%	15%
Total debt and preference shares to total adjusted capital	19%	20%
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
White Mountains has a revolving credit facility with a syndicate of lenders administered by Bank of America, N.A. with a total commitment of $375 million (the “WTM Bank Facility”) that has a maturity date of August 12, 2015. As of December 31, 2012, White Mountains had $75 million outstanding under the WTM Bank Facility, which the Company repaid in January 2013. As of June 30, 2013, the WTM Bank Facility was undrawn.
The WTM Bank Facility contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under this facility and result in acceleration of principal repayment on any amounts outstanding. At June 30, 2013, White Mountains was in compliance with all of the covenants under the WTM Bank Facility and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.
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
The 2012 OBH Senior Notes and the SIG Senior Notes were issued under indentures that contain restrictive covenants which, among other things, limit the ability of OneBeacon, Ltd., OBH, SIG and their respective subsidiaries to create liens and enter into sale and leaseback transactions and limits the ability of OneBeacon, Ltd., OBH, SIG and their respective subsidiaries to consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which OneBeacon, Ltd., OBH or SIG must adhere. At June 30, 2013, OneBeacon, Ltd., OBH and SIG were in compliance with all of the covenants under the 2012 OBH Senior Notes and the SIG Senior Notes, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

Interest Rate Cap
In May 2007, SIG issued $250 million non-cumulative perpetual preference shares (the “SIG Preference Shares”), with an initial fixed annual dividend rate of 7.506%. In June 2017, the fixed rate will move to a floating rate equal to the greater of (i) 7.506% and (ii) 3-month LIBOR plus 320 bps. In July 2013, SIG executed a 5-year forward LIBOR cap for the period from June 2017 to June 2022 to protect against a significant increase in interest rates during that 5-year period. The LIBOR cap fixes the annual dividend rate on the SIG Preference Shares from June 2017 to June 2022 at 8.30%. The cost of the cap was an upfront premium of 395 bps of the $250 million notional value, or approximately $10 million for the full notional amount.

Share Repurchases

During the past several years, White Mountains' board of directors has authorized the Company to repurchase its common shares, from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. At June 30, 2013, White Mountains may repurchase an additional 545,496 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its board of directors.
During the second quarter of 2013, White Mountains repurchased a total of 1,311 of its common shares pursuant to employee benefit plans for $1 million at an average share price of $600. During the first six months of 2013, White Mountains repurchased a total of 141,535 of its common shares for $80 million at an average share price of $564, which was 93% of White Mountains' adjusted book value per share of $605 at June 30, 2013. These repurchases were comprised of (1) 140,000 common shares repurchased in a private transaction under the board authorization for $79 million at an average share price of $564; and (2) 1,535 common shares repurchased pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not fall under the board authorization referred to above.

Cash Flows

Detailed information concerning White Mountains’ cash flows during the six months ended June 30, 2013 and 2012 follows:

Cash flows from operations for the six months ended June 30, 2013 and 2012
Net cash flows used for continuing operations was $(192) million and $(189) million in the first six months of 2013 and 2012, respectively. The net use of cash for continuing operations in both periods is primarily due to payments made on losses related to major catastrophes in 2010 and 2011, primarily from earthquakes in Chile, Japan and New Zealand, as well as commutations and runoff of Sirius Group's casualty business. The first six months of 2013 also included payments made on losses related to hurricane Sandy, while the first six months of 2012 also included the final settlement and commutation of Scandinavian Re's multi-year retrocessional Casualty Aggregate Stop Loss Agreement with St. Paul. Net cash flows used for discontinued operations was $(73) million and $(95) million in the first six months of 2013 and 2012, respectively. The cash outflows from discontinued operations in 2013 and 2012 were primarily due to the runoff of reserves related to non-specialty commercial lines businesses that OneBeacon has exited since 2010.
White Mountains does not believe that these trends will have a meaningful impact on its future liquidity or its ability to meet its future cash requirements.

Cash flows from investing and financing activities for the six months ended June 30, 2013
Financing and Other Capital Activities
During the first quarter of 2013, the Company declared and paid a $6 million cash dividend to its common shareholders.
During the first six months of 2013, the Company repurchased and retired 141,535 of its common shares for $80 million.
During the first quarter of 2013, White Mountains repaid $75 million that was outstanding under the WTM Credit Facility at December 31, 2012. White Mountains borrowed and repaid a total of $130 million under the WTM Credit Facility during the first six months of 2013.
During the first six months of 2013, OneBeacon Ltd. declared and paid $40 million of cash dividends to its common shareholders. White Mountains received a total of $30 million of these dividends.
During the first six months of 2013, OneBeacon paid a total of $6 million of interest on the 2012 OBH Senior Notes.
During the first six months of 2013, Sirius Group paid $150 million of dividends to its immediate parent, $75 million of which had been declared and accrued in December 2012.
During the first six months of 2013, Sirius Group paid $13 million of interest on the SIG Senior Notes and $9 million of dividends on the SIG Preference Shares.
During the first six months of 2013, White Mountains contributed $20 million to WM Life Re.

Acquisitions and Dispositions
During the first quarter of 2013, White Mountains Solutions closed on the acquisition of American Fuji Fire and Marine Insurance Company, a small runoff subsidiary of American International Group, for a purchase price of $10 million.
During the first quarter of 2013, OneBeacon completed the sale of Essentia and received $31 million as consideration.

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
White Mountains’ invested assets that are measured at fair value include fixed maturity investments, common and preferred equity securities, convertible fixed maturity securities and interests in hedge funds and private equity funds.
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
As of June 30, 2013, approximately 94% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturities including corporate debt, state and other governmental debt, convertible fixed maturity securities and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include White Mountains’ investments in hedge funds and private equity funds, as well as investments in certain debt securities, including asset-backed securities, where quoted market prices are unavailable. White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value. The outside pricing services used by White Mountains have indicated that if no observable inputs are available for a security, they will not provide a price.

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

Variable Annuity Reinsurance Liabilities
White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. White Mountains carries the benefit guarantees at fair value. The fair value of the guarantees is estimated using actuarial and capital market assumptions related to the projected discounted cash flows over the term of the reinsurance agreement. The valuation uses assumptions about surrenders rates, market volatilities and other factors, and includes a risk margin which represents the additional compensation a market participant would require to assume the risks related to the business. The selection of surrender rates, market volatility assumptions, risk margins and other factors require the use of significant management judgment. Assumptions regarding future policyholder behavior, including surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimate. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value of the liabilities associated with these guarantees that could materially affect results of operations. All of White Mountains’ variable annuity reinsurance liabilities ($194 million) were classified as Level 3 measurements at June 30, 2013.
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
As of June 30, 2013, WM Life Re’s annual surrender assumptions vary from 0.1% currently to 10.8% depending on the level of account value versus guarantee value; at the current levels of account value, the weighted average is approximately 1.3% per annum.  The potential increase in the fair value of the liability due to a change in current surrender assumptions is as follows:

	Increase in fair value of liability
Millions	June 30, 2013	December 31, 2012
Decrease 50%	$3	$3
Decrease 100% (to zero surrenders)	$5	$5

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
Adjusted comprehensive income is a non-GAAP financial measure that excludes the change in equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes, from comprehensive income. In the calculation of comprehensive income under GAAP, fixed maturity investments are marked-to-market while the liabilities to which those assets are matched are not. Symetra attempts to earn a “spread” between what it earns on its investments and what it pays out on its products. In order to try to fix this spread, Symetra invests in a manner that tries to match the duration and cash flows of its investments with the required cash outflows associated with its life insurance and structured settlements products. As a result, Symetra typically earns the same spread on in-force business whether interest rates fall or rise. Further, at any given time, some of Symetra’s structured settlement obligations may extend 40 or 50 years into the future, which is further out than the longest maturing fixed maturity investments regularly available for purchase in the market (typically 30 years). For these long-dated products, Symetra is unable to fully match the obligation with assets until the remaining expected payout schedule comes within the duration of securities available in the market. If at that time, these fixed maturity investments have yields that are lower than the yields expected when the structured settlement product was originally priced, the spread for the product will shrink and Symetra will ultimately harvest lower returns for its shareholders. GAAP comprehensive income increases when rates decline, which would suggest an increase in the value of Symetra - the opposite of what is happening to the intrinsic value of the business. Therefore, White Mountains’ management and Board of Directors use adjusted comprehensive income when assessing Symetra’s quarterly financial performance. In addition, this measure is typically the predominant component of change in adjusted book value per share, which is used in calculation of White Mountains’ performance for both short-term (annual bonus) and long-term incentive plans. The reconciliation of adjusted comprehensive income to comprehensive income is included on page 45.
Adjusted book value per share is a non-GAAP measure which is derived by expanding the GAAP calculation of book value per White Mountains common share to exclude equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes. In addition, the number of common shares outstanding used in the calculation of adjusted book value per share are adjusted to exclude unearned restricted common shares, the compensation cost of which, at the date of calculation, has yet to be amortized. The reconciliation of adjusted book value per share to GAAP book value per share is included on page 44.
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

Refer to White Mountains’ 2012 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”.  As of June 30, 2013, there were no material changes in the market risks as described in White Mountains’ most recent Annual Report.

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
There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 30, 2013.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

Refer to White Mountains’ 2012 Annual Report on Form 10-K and in particular Item 3. - “Legal Proceedings”.  As of June 30, 2013, other than what is described below, there were no material changes in the legal proceedings as described in White Mountains’ most recent Annual Report.

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
The Company believes this final closing statement was required to be prepared and audited no later than January 5, 2012.  Allstate did not deliver the final closing statement to the Company until June 6, 2012, with an audit report dated June 1, 2012. As a result, in addition to the substantive disputes over the final closing statement, the Company also believes that Allstate's failure to have the final closing statement prepared and audited by the required date constituted a breach of Allstate's obligations under the Sale Agreement. The Company brought suit in the United States District Court for the Southern District of New York in connection with such breach. The court concluded that the Company’s breach claim should also be arbitrated by the independent accountant under the Sale Agreement. The dispute resolution process is ongoing.

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
        In addition, OneBeacon, OBIC-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company, on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and the Committee Action has since been consolidated with the Noteholder Actions.
In September 2012, a case management order was entered in the consolidated cases. Oral argument on an omnibus motion to dismiss the Noteholder Actions was heard at the end of May 2013 and the parties are awaiting a ruling from the court. Discovery and other motion practice (other than motions to amend the complaints) in the Committee Action and the Noteholder Actions are stayed until further order of the court.

Ace American Insurance Company
A subsidiary of OneBeacon, OneBeacon U.S. Holdings, Inc. (“OBH”), was sued in Federal Court in the Eastern District of Pennsylvania on August 17, 2012 by Ace American Insurance Company (“Ace”).  The complaint alleged that OBH, through a professional recruiting firm, improperly hired a group of Ace employees from Ace's surety division. The complaint sought injunctive relief and unspecified damages. After court-ordered expedited discovery was completed, the claims for injunctive relief were resolved pursuant to a confidential agreement. After the claims against OBH for injunctive relief were resolved, Ace filed a Demand for Arbitration against five of the former Ace surety employees hired by OneBeacon, alleging breach of their duty of loyalty to Ace and misappropriation of Ace trade secrets. On March 6, 2013, Ace also filed an Amended Complaint in the Federal Court action, naming OneBeacon Insurance Group, Ltd., OneBeacon Insurance Group, LLC and OneBeacon Services, LLC (collectively with OBH, “the OneBeacon parties”) as additional defendants. The only remaining claim for damages was scheduled for trial in June 2013. Prior to commencement of the trial, OneBeacon and Ace entered into a confidential settlement agreement whereby all claims against the OneBeacon Parties were dismissed with prejudice and the claims against the individual employees were withdrawn. The resolution of this lawsuit did not have a material effect on OneBeacon's financial position or results of operations.

Item 1A.	Risk Factors.

There have been no material changes to any of the risk factors previously disclosed the Registrant’s 2012 Annual Report on Form 10-K.

Item 2.	Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
May 1 - May 31, 2013	1,311	$600.09	—	545,496
Total	1,311	$600.09	—	545,496
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
The following financial information from White Mountains’ Quarterly Report on Form 10Q for the quarter ended June 30, 2013 formatted in XBRL: (i) Consolidated Balance Sheets, June 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income, Three and Six Months Ended June 30, 2013 and 2012; (iii) Consolidated Statements of Changes in Equity, Six Months Ended June 30, 2013 and 2012; (iv) Consolidated Statements of Cash Flows, Six Months Ended June 30, 2013 and 2012; and (v) Notes to Consolidated Financial Statements. *

*	Included herein
**	Not included as an exhibit as the information is contained elsewhere within this report. See Note 10 of the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date:	July 30, 2013	By: /s/ J. Brian Palmer
J. Brian Palmer
Vice President and Chief Accounting Officer