Form 10-Q
period 2013-09-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2013-10-28
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2013

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

As of October 28, 2013, 6,176,739 common shares with a par value of $1.00 per share were outstanding (which includes 95,630 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Part I.FINANCIAL INFORMATION.

Item 1.	Financial Statements
WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEET

(Millions, except share amounts)	September 30, 2013	December 31, 2012
Assets	Unaudited
Fixed maturity investments, at fair value	$4,914.0	$5,196.2
Short-term investments, at amortized cost (which approximates fair value)	648.0	630.6
Common equity securities, at fair value	1,110.7	1,029.7
Convertible fixed maturity investments, at fair value	84.8	127.4
Other long-term investments	300.0	294.2
Total investments	7,057.5	7,278.1
Cash (restricted: $74.4 and $249.8)	411.0	462.4
Reinsurance recoverable on unpaid losses	416.0	429.1
Reinsurance recoverable on paid losses	18.8	17.9
Insurance and reinsurance premiums receivable	684.9	556.3
Funds held by ceding companies	101.1	127.4
Investments in unconsolidated affiliates	331.7	387.9
Deferred acquisition costs	188.2	195.3
Deferred tax asset	555.5	569.6
Ceded unearned insurance and reinsurance premiums	116.4	91.8
Accrued investment income	33.7	45.9
Accounts receivable on unsettled investment sales	38.2	3.9
Other assets	397.3	503.0
Assets held for sale	1,957.2	2,226.8
Total assets	$12,307.5	$12,895.4
Liabilities
Loss and loss adjustment expense reserves	$3,108.1	$3,168.9
Unearned insurance and reinsurance premiums	1,010.3	924.1
Variable annuity benefit guarantee	143.7	441.5
Debt	676.3	751.2
Deferred tax liability	329.6	341.3
Accrued incentive compensation	161.6	159.0
Ceded reinsurance payable	153.6	116.5
Funds held under reinsurance treaties	89.1	43.7
Accounts payable on unsettled investment purchases	28.1	11.4
Other liabilities	362.7	452.8
Liabilities held for sale	1,957.2	2,226.8
Total liabilities	8,020.3	8,637.2
Equity
White Mountains’ common shareholders’ equity
White Mountains’ common shares at $1 par value per share - authorized 50,000,000 shares;
issued and outstanding 6,176,739 and 6,290,964 shares	6.2	6.3
Paid-in surplus	1,040.4	1,050.9
Retained earnings	2,684.4	2,542.7
Accumulated other comprehensive income, after tax:
Equity in net unrealized (losses) gains from investments in unconsolidated affiliates	(23.5)	57.7
Net unrealized foreign currency translation gains	93.5	85.7
Pension liability and other	(11.0)	(11.5)
Total White Mountains’ common shareholders’ equity	3,790.0	3,731.8
Non-controlling interests
Non-controlling interest - OneBeacon Ltd.	263.3	251.4
Non-controlling interest - SIG Preference Shares	250.0	250.0
Non-controlling interest - HG Global	16.6	16.6
Non-controlling interest - BAM	(80.7)	(36.0)
Non-controlling interest - other	48.0	44.4
Total non-controlling interests	497.2	526.4
Total equity	4,287.2	4,258.2
Total liabilities and equity	$12,307.5	$12,895.4
 See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except per share amounts)	2013	2012	2013	2012
Revenues:
Earned insurance and reinsurance premiums	$500.4	$536.8	$1,493.3	$1,545.3
Net investment income	27.3	37.6	84.5	119.8
Net realized and unrealized investment gains	28.2	72.7	66.1	123.2
Other revenue	18.2	50.3	46.9	81.0
Total revenues	574.1	697.4	1,690.8	1,869.3
Expenses:
Loss and loss adjustment expenses	278.3	308.1	797.2	821.7
Insurance and reinsurance acquisition expenses	106.7	107.6	281.0	326.2
Other underwriting expenses	80.4	76.6	244.0	228.4
General and administrative expenses	41.5	58.7	125.5	146.3
Interest expense on debt	11.9	11.3	32.4	33.1
Total expenses	518.8	562.3	1,480.1	1,555.7

Pre-tax income from continuing operations	55.3	135.1	210.7	313.6

Income tax expense	(8.2)	(47.8)	(49.2)	(85.3)

Net income from continuing operations	47.1	87.3	161.5	228.3

Loss from sale of discontinued operations, net of tax	—	(91.0)	—	(91.0)

Net income (loss) from discontinued operations, net of tax	.4	(15.8)	4.8	(24.5)

Income (loss) before equity in earnings of unconsolidated affiliates	47.5	(19.5)	166.3	112.8

Equity in earnings of unconsolidated affiliates, net of tax	8.6	7.7	24.9	24.4

Net income (loss)	56.1	(11.8)	191.2	137.2
Net loss attributable to non-controlling interests	1.1	30.9	12.7	2.0

Net income attributable to White Mountains’ common shareholders	57.2	19.1	203.9	139.2

Other comprehensive income, net of tax:
Change in equity in net unrealized (losses) gains from investments in unconsolidated affiliates	(7.2)	32.3	(81.2)	59.3
Change in foreign currency translation and other	46.6	39.6	8.4	33.3

Comprehensive income	96.6	91.0	131.1	231.8
Comprehensive (income) loss attributable to non-controlling interests	(.1)	.4	(.1)	.4
Comprehensive income attributable to White Mountains’ common shareholders	$96.5	$91.4	$131.0	$232.2

Income (loss) per share attributable to White Mountains’ common shareholders
Basic income (loss) per share
Continuing operations	$9.20	$19.11	$32.05	$36.96
Discontinued operations	.06	(16.21)	.78	(16.77)
Total consolidated operations	$9.26	$2.90	$32.83	$20.19

Diluted income (loss) per share
Continuing operations	$9.20	$19.11	$32.05	$36.96
Discontinued operations	.06	(16.21)	.78	(16.77)
Total consolidated operations	$9.26	$2.90	$32.83	$20.19

Dividends declared per White Mountains’ common share	$—	$—	$1.00	$1.00
 See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited

	White Mountains’ Common Shareholders’ Equity
(Millions)	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2013	$1,057.2	$2,542.7	$131.9	$3,731.8	$526.4	$4,258.2

Net income (loss)	—	203.9	—	203.9	(12.7)	191.2
Net change in unrealized losses from investments in unconsolidated affiliates	—	—	(81.2)	(81.2)	—	(81.2)
Net change in foreign currency translation	—	—	7.8	7.8	—	7.8
Net change in pension liability and other accumulated comprehensive items	—	—	.5	.5	0.1	.6
Total comprehensive income (loss)	—	203.9	(72.9)	131.0	(12.6)	118.4
Dividends declared on common shares	—	(6.2)	—	(6.2)	—	(6.2)
Dividends to non-controlling interests	—	—	—	—	(25.1)	(25.1)
Repurchases and retirements of common shares	(23.8)	(56.0)	—	(79.8)	—	(79.8)
Issuances of common shares	1.0	—	—	1.0	—	1.0
Net contributions from non-controlling interests	—	—	—	—	7.7	7.7
Amortization of restricted share awards	12.2	—	—	12.2	.8	13.0
Balance at September 30, 2013	$1,046.6	$2,684.4	$59.0	$3,790.0	$497.2	$4,287.2

	White Mountains’ Common Shareholders’ Equity
(Millions)	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2012	$1,261.3	$2,789.7	$36.7	$4,087.7	$580.2	$4,667.9

Net income (loss)	—	139.2	—	139.2	(2.0)	137.2
Net change in unrealized gains from investments in unconsolidated affiliates	—	—	59.3	59.3	—	59.3
Net change in foreign currency translation	—	—	34.7	34.7	—	34.7
Net change in pension liability and other accumulated comprehensive items	—	—	(1.0)	(1.0)	(.4)	(1.4)
Total comprehensive income (loss)	—	139.2	93.0	232.2	(2.4)	229.8
Dividends declared on common shares	—	(6.6)	—	(6.6)	—	(6.6)
Dividends to non-controlling interests	—	—	—	—	(24.5)	(24.5)
Repurchases and retirements of common shares	(172.6)	(344.9)	—	(517.5)	—	(517.5)
Issuances of common shares	5.8	—	—	5.8	—	5.8
Net contributions from non-controlling interests	—	—	—	—	13.0	13.0
Amortization of restricted share awards	9.9	—	—	9.9	.6	10.5
Allocation of fair value of net assets acquired to noncontrolling interests	$(2.2)	$—	$—	$(2.2)	$2.2	$—
Balance at September 30, 2012	$1,102.2	$2,577.4	$129.7	$3,809.3	$569.1	$4,378.4

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended
	September 30,
(Millions)	2013	2012
Cash flows from operations:
Net income	$191.2	$137.2
Charges (credits) to reconcile net income to net cash (used for) provided from operations:
Net realized and unrealized investment gains	(66.1)	(123.2)
Deferred income tax expense	5.4	50.4
Net (income) loss from discontinued operations	(4.8)	24.5
Net loss on sale of discontinued operation	—	91.0
Gain on sale of subsidiary - Essentia	(23.0)	—
Excess of fair value of acquired net assets over cost - American Fuji	(6.9)	—
Undistributed equity in earnings from unconsolidated affiliates, net of tax	(24.9)	(24.4)
Other operating items:
Net change in loss and loss adjustment expense reserves	(95.1)	(241.6)
Net change in reinsurance recoverable on paid and unpaid losses	15.5	98.1
Net change in unearned insurance and reinsurance premiums	91.2	206.6
Net change in variable annuity benefit guarantee liabilities	(297.8)	(96.1)
Net change in variable annuity benefit guarantee derivative instruments	6.8	48.3
Net change in deferred acquisition costs	7.6	(21.9)
Net change in funds held by ceding companies	36.0	5.3
Net change in ceded unearned premiums	(30.6)	(22.1)
Net change in funds held under reinsurance treaties	44.8	1.9
Net change in insurance and reinsurance premiums receivable	(143.8)	(206.9)
Net change in ceded reinsurance payable	53.2	31.5
Net change in restricted cash	175.4	111.8
Net change in other assets and liabilities, net	88.6	(43.4)
Net cash provided from operations - continuing operations	22.7	27.0
Net cash used for operations - discontinued operations	(93.5)	(155.6)
Net cash used for operations	(70.8)	(128.6)
Cash flows from investing activities:
Net change in short-term investments	(9.9)	(127.3)
Sales of fixed maturity and convertible fixed maturity investments	3,350.9	4,918.8
Maturities, calls and paydowns of fixed maturity and convertible fixed maturity investments	380.0	408.7
Sales of common equity securities	412.5	99.7
Distributions and redemptions of other long-term investments	36.6	20.9
Sales of consolidated and unconsolidated affiliates, net of cash sold	31.3	9.8
Funding of operational cash flows for discontinued operations	(93.5)	(155.6)
Purchases of other long-term investments	(31.7)	(28.8)
Purchases of common equity securities	(357.6)	(284.2)
Purchases of fixed maturity and convertible fixed maturity investments	(3,403.8)	(4,239.0)
Purchases of consolidated and unconsolidated affiliates, net of cash acquired	(9.2)	—
Net change in unsettled investment purchases and sales	(17.8)	(149.5)
Net acquisitions of property and equipment	(10.4)	(1.5)
Net cash provided from investing activities - continuing operations	277.4	472.0
Net cash provided from investing activities - discontinued operations	93.5	155.6
Net cash provided from investing activities	370.9	627.6
Cash flows from financing activities:
Draw down of revolving line of credit	150.0	—
Repayment of revolving line of credit	(225.0)	—
Payments on capital lease obligation	(4.0)	—
Cash dividends paid to the Company’s common shareholders	(6.2)	(6.6)
Cash dividends paid to OneBeacon Ltd.’s non-controlling common shareholders	(14.9)	(14.9)
Cash dividends paid on SIG Preference Shares	(9.4)	(9.4)
Common shares repurchased	(79.8)	(517.5)
Capital contributions from non-controlling interest of consolidated LPs	1.6	—
Redemptions paid to non-controlling interest of consolidated LPs	(.7)	—
Purchase of interest rate cap	(9.9)	—
Collateral provided by interest rate cap counterparties	9.7	—
Capital contributions from BAM members	11.5	—
Net cash used for financing activities - continuing operations	(177.1)	(548.4)
Net cash (used for) provided from financing activities - discontinued operations	—	—
Net cash used for financing activities	(177.1)	(548.4)
Effect of exchange rate changes on cash	1.0	3.0
Net change in cash during the period	124.0	(46.4)
Cash reclassified from assets held for sale (cash sold of $0 and $3.5)	—	2.0
Cash balances at beginning of period (excludes restricted cash balances of $249.8 and $453.5)	212.6	251.9
Cash balances at end of period (excludes restricted cash balances of $74.4 and $341.7)	$336.6	$207.5
Supplemental cash flows information:
Interest paid	$(32.0)	$(21.4)
Net income tax payments to national governments	$(1.5)	$(6.5)
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
The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of property and casualty insurance companies (collectively, “OneBeacon”). OneBeacon is a specialty property and casualty insurance writer that offers a wide range of insurance products in the United States through independent agencies, regional and national brokers, wholesalers and managing general agencies. During the third quarter of 2013, OneBeacon formed Split Rock Insurance, Ltd. (“Split Rock”), a Bermuda-based reinsurance company, to reinsure certain of its risks. As of both September 30, 2013 and December 31, 2012, White Mountains owned 75.2% of OneBeacon Ltd.’s outstanding common shares.
As discussed further in Note 2, OneBeacon entered into a definitive agreement to sell its runoff business in October 2012 (the “Runoff Transaction”) and sold its AutoOne Insurance business (“AutoOne”) in February 2012.  Accordingly, the runoff business and AutoOne are presented as discontinued operations. Assets and liabilities associated with the runoff business as of September 30, 2013 and December 31, 2012 have been presented as held for sale in the financial statements. Prior year income statement and cash flow amounts have been reclassified to conform to the current year's presentation. (See Note 15 for discontinued operations.)
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
The HG Global/BAM segment consists of White Mountains’ investment in HG Global Ltd. (“HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”). During the third quarter of 2012, White Mountains capitalized HG Global with approximately $600 million to fund the start-up of BAM. BAM is a municipal bond insurer domiciled in New York that was established to provide insurance on bonds issued to support essential U.S. public purposes such as schools, utilities, core governmental functions and existing transportation facilities. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503 million of surplus notes issued by BAM (the “BAM Surplus Notes”). HG Global, through its wholly-owned subsidiary, HG Re Ltd. (“HG Re”), also provides 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. As of both September 30, 2013 and December 31, 2012, White Mountains owned 97.3% of HG Global's preferred equity and 88.7% of its common equity. White Mountains does not have an ownership interest in BAM, which is a mutual insurance company owned by its members. However, GAAP requires White Mountains to consolidate BAM's results in its financial statements. BAM's results are attributed to non-controlling interests.
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

White Mountains’ discontinued operations consist of OneBeacon's runoff business and AutoOne.  The OneBeacon runoff business included assets and liabilities that were principally related to non-specialty commercial lines and certain other runoff business that it no longer writes, including nearly all of its asbestos and environmental reserves. AutoOne was formed by OneBeacon in 2001 to provide products and services to automobile assigned risk markets primarily in New York and New Jersey.
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
The percentage of the non-controlling shareholders’ ownership interest in OneBeacon Ltd. at both September 30, 2013 and December 31, 2012 was 24.8%.
In July 2012, HG Global was capitalized with $594.5 million from White Mountains and $14.5 million from certain management personnel of BAM, the latter of which is included in non-controlling interest. Upon closing, certain BAM management personnel also received additional common and preferred shares of HG Global that resulted in a $2.2 million allocation of the carrying value of White Mountains’ investment in HG Global to the non-controlling interest, which was recorded as an adjustment to paid-in surplus in White Mountains’ consolidated statement of changes in equity.
White Mountains is required to consolidate BAM in its GAAP financial statements. However, since BAM is a mutual insurance company that is owned by its members, BAM’s results do not affect White Mountains’ common shareholders’ equity as they are attributable to non-controlling interests. For the three and nine months ended September 30, 2013, BAM reported $11.4 million and $52.4 million in after-tax losses that have been allocated to non-controlling interest.
In May 2007, Sirius International Group, Ltd. (“SIG”), an intermediate holding company of Sirius Group, issued $250 million non-cumulative perpetual preference shares, with a $1,000 per share liquidation preference (the “SIG Preference Shares”), and received $245.7 million of proceeds, net of $4.3 million of issuance costs and commissions. SIG Preference Shares and dividends thereon are included in non-controlling interest on the balance sheet and on the statement of income and comprehensive income. The SIG Preference Shares have an initial fixed annual dividend rate of 7.506%. In June 2017, the fixed rate will move to a floating rate equal to the greater of (i) 7.506% and (ii) 3-month LIBOR plus 320 bps. In July 2013, SIG executed a 5-year forward LIBOR cap (the “Interest Rate Cap”) for the period from June 2017 to June 2022 to protect against a significant increase in interest rates during that 5-year period. The Interest Rate Cap fixes the annual dividend rate on the SIG Preference Shares from June 2017 to June 2022 at 8.30%. The Interest Rate Cap is recorded in other assets at fair value. Changes in fair value are recorded in other revenue.
At September 30, 2013 and December 31, 2012, the non-controlling equity interest in White Mountains’ consolidated limited partnerships was $45.1 million and $41.5 million.  At September 30, 2013 and December 31, 2012, the non-controlling equity interest in A.W.G. Dewar Inc, a subsidiary of OneBeacon, was $2.9 million and $2.8 million. On September 30, 2013, Sirius Group purchased the remaining 25.0% ownership in one of its subsidiaries, Passage2Health Limited, and now owns 100.0%. At December 31, 2012, the non-controlling equity interest in Passage2Health Limited was $0.2 million.

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

Recently Issued Accounting Pronouncements

Unrecognized Tax Benefits
On July 18, 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASC 740). The new ASU requires balance sheet presentation of an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward or tax credit carryforward rather than as a liability. The exception is in circumstances where a carryfoward is not available to settle the additional taxes that might arise upon disallowance of the tax position under the tax law of the applicable jurisdiction. Prior to the issuance of ASU 2013-11, the guidance for unrecognized tax benefits under ASC 740 did not provide explicit guidance on whether an entity should present an unrecognized tax benefit as a liability or as a reduction of NOL carryforwards or other tax credits. In circumstances where an NOL carryforward is not available to offset settlement of any additional taxes arising from a disallowed tax position, the unrecognized tax benefit should be presented as a liability. The new guidance becomes effective for fiscal periods beginning on or after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective adoption is allowed. White Mountains does not expect adoption to significantly affect its balance sheet.

Note 2. Significant Transactions

Sale of Essentia Insurance Company
Effective January 1, 2013, OneBeacon completed the sale of Essentia Insurance Company (“Essentia”), an indirect wholly-owned subsidiary which wrote collector car and boat business, to Markel Corporation. Concurrently therewith, OneBeacon and Hagerty Insurance Agency (“Hagerty”) terminated their underwriting arrangement with respect to the collector car and boat business. OneBeacon recognized a pre-tax gain on sale of $23.0 million ($15.0 million after tax) in the first quarter of 2013. The business associated with this agreement generated net written premiums of $52.5 million and $145.8 million for the three and nine months ended September 30, 2012, or 15.7% of OneBeacon's net written premiums for both periods.

WM Solutions
In the first quarter of 2013, WM Solutions acquired American Fuji Fire and Marine Insurance Company (“American Fuji”), an American International Group, Inc. (“AIG”) runoff subsidiary. The transaction resulted in a gain of $6.9 million recorded in other revenue.

Sale of OneBeacon Runoff Business
On October 17, 2012, one of OneBeacon’s indirect wholly-owned subsidiaries, OneBeacon Insurance Group LLC, entered into a definitive agreement with Trebuchet US Holdings, Inc. (“Trebuchet”), a wholly-owned subsidiary of Armour Group Holdings Limited (together with Trebuchet, “Armour”), to sell its runoff business. Pursuant to the terms of the agreement, at closing OneBeacon will transfer to Trebuchet all of the issued and outstanding shares of common stock of certain legal entities that will contain the assets, liabilities (including gross and ceded loss reserves) and capital supporting the runoff business as well as certain elements of the runoff business infrastructure, including staff and office space. The transaction is subject to regulatory approval and is expected to close in the second quarter of 2014. As a result of the agreement, the OneBeacon runoff business is reported as discontinued operations (see Note 15).

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

Common Shares Repurchased and Retired
During the past several years, White Mountains’ board of directors has authorized the Company to repurchase its common shares, from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. As of September 30, 2013, White Mountains may repurchase an additional 545,496 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its board of directors.
During the three months ended September 30, 2013, no shares were repurchased. During the nine months ended September 30, 2013, the Company repurchased 141,535 common shares for $79.8 million at an average share price of $564, which were comprised of 140,000 common shares repurchased under the board authorization and 1,535 common shares repurchased pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not fall under the board authorizations referred to above.
During the three months ended September 30, 2012, the Company repurchased 50,000 common shares under the board authorization for $26.4 million at an average share price of $528. During the nine months ended September 30, 2012, the Company repurchased 1,037,191 common shares for $517.4 million at an average share price of $499, which were comprised of (1) 217,801 common shares repurchased under the board authorization for $107.6 million at an average share price of $494; (2) 816,829 common shares repurchased through a fixed-price tender offer for $408.6 million at a share price of $500; and (3) 2,561 common shares repurchased pursuant to employee benefit plans.

Note 3.  Loss and Loss Adjustment Expense Reserves

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activities of White Mountains’ insurance and reinsurance subsidiaries for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2013	2012	2013	2012
Gross beginning balance	$3,057.9	$5,329.8	$3,168.9	$5,702.3
Less beginning reinsurance recoverable on unpaid losses	(388.6)	(2,369.4)	(429.1)	(2,507.3)
Net loss and LAE reserves	2,669.3	2,960.4	2,739.8	3,195.0

Less: Beginning net loss and LAE reserves for OneBeacon’s runoff business (1)	—	(296.0)	—	(384.1)

Loss and LAE reserves acquired - American Fuji	—	—	21.3	—

Loss and LAE incurred relating to:
Current year losses	289.9	318.2	822.8	842.9
Prior year losses	(11.6)	(10.1)	(25.6)	(21.2)
Total incurred losses and LAE	278.3	308.1	797.2	821.7

Accretion of fair value adjustment to loss and LAE reserves	.2	1.1	1.5	9.4
Foreign currency translation adjustment to loss and LAE reserves	12.3	12.0	(1.9)	11.7

Loss and LAE paid relating to:
Current year losses	(90.0)	(101.1)	(209.9)	(223.9)
Prior year losses	(178.0)	(181.5)	(655.9)	(726.8)
Total loss and LAE payments	(268.0)	(282.6)	(865.8)	(950.7)

Net ending balance	2,692.1	2,703.0	2,692.1	2,703.0
Plus ending reinsurance recoverable on unpaid losses	416.0	356.8	416.0	356.8
Gross ending balance	$3,108.1	$3,059.8	$3,108.1	$3,059.8
(1) Loss and LAE reserve balances for OneBeacon’s run-off business prior to September 30, 2012 were not classified as held for sale.  Adjustment is to present loss and LAE reserve activities from continuing operations.

Loss and LAE incurred relating to prior year losses for the three and nine months ended September 30, 2013
During the three and nine months ended September 30, 2013, White Mountains experienced $11.6 million and $25.6 million of net favorable loss reserve development.
For the three months ended September 30, 2013, OneBeacon had net unfavorable loss reserve development of $3.8 million primarily driven by its property and entertainment businesses. For the nine months ended September 30, 2013, OneBeacon had net favorable loss reserve development of $0.1 million. For the three and nine months ended September 30, 2013, Sirius Group had net favorable loss reserve development of $15.4 million and $25.5 million primarily due to decreases in property loss reserves, mostly from recent underwriting years, in addition to reductions in loss reserves for the Japan earthquake.

Loss and LAE incurred relating to prior year losses for the three and nine months ended September 30, 2012
During the three and nine months ended September 30, 2012, White Mountains experienced $10.1 million and $21.2 million of net favorable loss reserve development.
For the three and nine months ended September 30, 2012, OneBeacon had net favorable loss reserve development of $2.3 million and $7.6 million primarily related to professional liability lines, multiple peril liability lines and other general liability lines.
For the three and nine months ended September 30, 2012, Sirius Group had net favorable loss reserve development of $7.8 million and $13.6 million. With the completion of a ground-up asbestos reserve study in the third quarter of 2012, Sirius Group increased asbestos loss reserves by $33.0 million and $45.0 million in the three and nine months ended September 30, 2012. These increases were more than offset by reductions in liability and property loss reserves.

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
White Mountains recognized $0.2 million and $1.5 million of such charges, recorded as loss and LAE for the three and nine months ended September 30, 2013, and $1.1 million and $9.4 million for the three and nine months ended September 30, 2012.  Accretion of fair value adjustment to losses and LAE reserves increased by $5.0 million in the first quarter of 2012 due to the acceleration of the amortization of the purchase accounting established for the acquisition of Scandinavian Reinsurance Company, Ltd. (“Scandinavian Re”). This acceleration was a result of a final settlement and commutation of Scandinavian Re’s multi-year retrocessional Casualty Aggregate Stop Loss Agreement with St. Paul Fire & Marine Insurance Company. As of September 30, 2013, the remaining pre-tax un-accreted adjustment was $4.2 million.

Note 4. Third Party Reinsurance

In the normal course of business, White Mountains’ insurance and reinsurance subsidiaries may seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. White Mountains remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.

OneBeacon
At September 30, 2013, OneBeacon had $5.9 million of reinsurance recoverables on paid losses and $80.2 million of reinsurance recoverables on unpaid losses. Reinsurance contracts do not relieve OneBeacon of its obligation to its policyholders. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. Uncollectible amounts historically have not been significant. As of September 30, 2013, greater than 90% of reinsurance recoverables on paid and unpaid losses are from reinsurers with an A.M. Best Company (“A.M. Best”) rating of A (Excellent, which is the third highest of 16 financial strength ratings) or better.
The following table provides a listing of OneBeacon’s largest reinsurance recoverable amounts by reinsurer, the percentage of total recoverables and the reinsurers’ A.M. Best Rating. The reinsurance balances associated with the runoff business are included in discontinued operations (see Note 15).

(Millions)	Balance at September 30, 2013	% of Total	A.M. Best Rating(1)
Hannover Ruckversich	$10.3	12%	A+
Munich Reinsurance America	6.6	8%	A+
Platinum Underwriters	5.6	7%	A
Hartford Steam Boiler	4.8	6%	A++
Swiss Reinsurance America Corp	4.6	5%	A+
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

Sirius Group
At September 30, 2013, Sirius Group had $12.9 million of reinsurance recoverables on paid losses and $335.8 million of reinsurance recoverables on unpaid losses that will become recoverable if claims are paid in accordance with current reserve estimates. Because retrocessional reinsurance contracts do not relieve Sirius Group of its obligation to its insureds, the collectability of balances due from Sirius Group’s reinsurers is critical to its financial strength. Sirius Group monitors the financial strength and ratings of retrocessionaires on an ongoing basis.
The following table provides a listing of Sirius Group’s largest reinsurance recoverable amounts by reinsurer, the percentage of total recoverables and the reinsurers’ A.M. Best Rating.

(Millions)	Balance at September 30, 2013	% of Total	A.M. Best Rating(1)	% Collateralized
Berkshire Hathaway	$56.0	16%	A++	—%
Swiss Re Group	31.3	9%	A+	1%
Olympus Reinsurance Company(2)	23.0	7%	NR-5	100%
Lloyds of London(3)	17.5	5%	A	10%
GIC of India	14.7	4%	A-	1%
(1)  A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of sixteen financial strength ratings), “A+” (Superior, which is the second highest of sixteen financial strength ratings), “A” (Excellent, which is the third highest of sixteen financial strength ratings), “A-” (Excellent, which is the fourth highest of sixteen financial strength ratings) and “NR-5” (Not formally followed).
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
Realized investment gains and losses resulting from sales of investment securities are accounted for using the specific identification method.  Premiums and discounts on all fixed maturity investments are amortized or accreted to income over the anticipated life of the investment.  Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized or accreted cost, which approximated fair value as of September 30, 2013 and December 31, 2012.
Other long-term investments primarily comprise White Mountains’ investments in hedge funds and private equity funds.

Net Investment Income
Pre-tax net investment income for the three and nine months ended September 30, 2013 and 2012 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2013	2012	2013	2012
Investment income:
Fixed maturity investments	$25.1	$33.0	$76.3	$105.1
Short-term investments	1.1	.5	2.9	2.3
Common equity securities	4.4	4.8	14.0	13.8
Convertible fixed maturity investments	.7	2.0	2.1	5.9
Other long-term investments	1.2	.7	2.7	2.2
Interest on funds held under reinsurance treaties	—	—	.2	—
Total investment income	32.5	41.0	98.2	129.3
Less third-party investment expenses	(5.2)	(3.4)	(13.7)	(9.5)
Net investment income, pre-tax	$27.3	$37.6	$84.5	$119.8

Net Realized and Unrealized Investment Gains and Losses
Net realized and unrealized investment gains and losses for the three and nine months ended September 30, 2013 and 2012 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2013	2012	2013	2012
Net realized investment gains, pre-tax	$11.7	$23.7	$60.2	$40.5
Net unrealized investment gains, pre-tax	16.5	49.0	5.9	82.7
Net realized and unrealized investment gains, pre-tax	28.2	72.7	66.1	123.2
Income tax expense attributable to net realized and unrealized investment gains	(1.2)	(12.3)	(2.5)	(28.3)
Net realized and unrealized investment gains, after tax	$27.0	$60.4	$63.6	$94.9

Net realized investment gains (losses)
Net realized investment gains (losses) for the three and nine months ended September 30, 2013 and 2012 consisted of the following:

	Three Months Ended			Three Months Ended
	September 30, 2013			September 30, 2012
Millions	Net realized gains (losses)	Net foreign exchange gains (losses)	Total net realized gains (losses) reflected in earnings	Net realized gains (losses)	Net foreign currency gains (losses)	Total net realized gains (losses) reflected in earnings
Fixed maturity investments	$(9.1)	$(.3)	$(9.4)	$32.2	$(3.2)	$29.0
Short-term investments	—	(.6)	(.6)	—	(3.4)	(3.4)
Common equity securities	23.5	(3.0)	20.5	3.9	—	3.9
Convertible fixed maturity investments	(.2)	—	(.2)	1.1	—	1.1
Other long-term investments	(1.1)	3.0	1.9	(6.0)	(1.2)	(7.2)
Forward contracts	(.5)	—	(.5)	.3	—	.3
Net realized investment gains (losses), pre-tax	12.6	(.9)	11.7	31.5	(7.8)	23.7
Income tax expense attributable to net realized investment (losses) gains	(.4)	.4	—	(9.4)	2.0	(7.4)
Net realized investment gains (losses), after tax	$12.2	$(.5)	$11.7	$22.1	$(5.8)	$16.3

	Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012
Millions	Net realized gains (losses)	Net foreign exchange gains (losses)	Total net realized gains (losses) reflected in earnings	Net realized gains (losses)	Net foreign currency gains (losses)	Total net realized gains (losses) reflected in earnings
Fixed maturity investments	$12.9	$(14.4)	$(1.5)	$73.5	$(4.0)	$69.5
Short-term investments	.2	—	.2	—	(3.9)	(3.9)
Common equity securities	60.7	(3.0)	57.7	(2.2)	—	(2.2)
Convertible fixed maturity investments	(.7)	—	(.7)	3.2	—	3.2
Other long-term investments	4.8	—	4.8	(24.8)	(1.6)	(26.4)
Forward contracts	(.3)	—	(.3)	.3	—	.3
Net realized investment gains (losses), pre-tax	77.6	(17.4)	60.2	50.0	(9.5)	40.5
Income tax expense attributable to net realized investment (losses) gains	(17.8)	5.1	(12.7)	(15.3)	2.5	(12.8)
Net realized investment gains (losses), after tax	$59.8	$(12.3)	$47.5	$34.7	$(7.0)	$27.7

Net unrealized investment gains (losses)
The following table summarizes net unrealized investment gains (losses) for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended			Three Months Ended
	September 30, 2013			September 30, 2012
Millions	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total net unrealized gains (losses) reflected in earnings	Net unrealized gains (losses)	Net foreign currency gains (losses)	Total net unrealized gains (losses) reflected in earnings
Fixed maturity investments	$9.3	$(30.5)	$(21.2)	$27.2	$(40.6)	$(13.4)
Short-term investments	—	.1	.1	—	.1	.1
Common equity securities	35.6	(2.0)	33.6	65.1	(.1)	65.0
Convertible fixed maturity investments	2.4	(.1)	2.3	(.6)	—	(.6)
Other long-term investments	3.1	(1.4)	1.7	1.6	(3.7)	(2.1)
Forward contracts	—	—	—	—	—	—
Net unrealized investment gains (losses), pre-tax	50.4	(33.9)	16.5	93.3	(44.3)	49.0
Income tax expense attributable to net unrealized investment (losses) gains	(8.6)	7.4	(1.2)	(16.7)	11.8	(4.9)
Net unrealized investment gains (losses), after tax	$41.8	$(26.5)	$15.3	$76.6	$(32.5)	$44.1

	Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012
Millions	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total net unrealized gains (losses) reflected in earnings	Net unrealized gains (losses)	Net foreign currency gains (losses)	Total net unrealized gains (losses) reflected in earnings
Fixed maturity investments	$(94.8)	$6.2	$(88.6)	$35.5	$(36.9)	$(1.4)
Short-term investments	—	—	—	—	.1	.1
Common equity securities	85.2	(1.0)	84.2	71.5	(.1)	71.4
Convertible fixed maturity investments	(.5)	—	(.5)	(2.9)	—	(2.9)
Other long-term investments	7.6	3.2	10.8	18.2	(2.7)	15.5
Forward contracts	—	—	—	—	—	—
Net unrealized investment gains (losses), pre-tax	(2.5)	8.4	5.9	122.3	(39.6)	82.7
Income tax expense attributable to net unrealized investment (losses) gains	13.1	(2.9)	10.2	(25.9)	10.4	(15.5)
Net unrealized investment gains (losses), after tax	$10.6	$5.5	$16.1	$96.4	$(29.2)	$67.2

The following table summarizes the amount of total pre-tax gains included in earnings attributable to unrealized investment gains for Level 3 investments for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2013	2012	2013	2012
Fixed maturity investments	$(2.2)	$(1.0)	$(2.4)	$7.3
Common equity securities	(.7)	.8	—	1.8
Other long-term investments	.9	2.9	8.7	11.3
Total unrealized investment gains, pre-tax - Level 3 investments	$(2.0)	$2.7	$6.3	$20.4

Investment Holdings
The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses, and carrying values of White Mountains’ fixed maturity investments as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$390.8	$.6	$(.8)	$(2.4)	$388.2
Debt securities issued by corporations	2,303.1	48.5	(12.7)	(21.7)	2,317.2
Municipal obligations	5.3	.5	(.3)	—	5.5
Mortgage-backed and asset-backed securities	1,931.2	2.8	(12.4)	(5.8)	1,915.8
Foreign government, agency and provincial obligations	452.7	4.0	(7.6)	(6.3)	442.8
Preferred stocks	79.9	4.5	—	(.2)	84.2
Total fixed maturity investments including assets held for sale	$5,163.0	$60.9	$(33.8)	$(36.4)	$5,153.7
Fixed maturity investments reclassified to assets held for sale related to the Runoff Transaction					(239.7)
Total fixed maturity investments					$4,914.0

	December 31, 2012
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$440.4	$1.0	$(.1)	$(1.2)	$440.1
Debt securities issued by corporations	2,321.4	88.3	(1.6)	(23.0)	2,385.1
Municipal obligations	5.3	—	(.1)	—	5.2
Mortgage-backed and asset-backed securities	2,081.0	25.1	(1.1)	(9.4)	2,095.6
Foreign government, agency and provincial obligations	526.6	6.9	(3.0)	(8.6)	521.9
Preferred stocks	79.9	6.7	—	(.2)	86.4
Total fixed maturity investments including assets held for sale	$5,454.6	$128.0	$(5.9)	$(42.4)	$5,534.3
Fixed maturity investments reclassified to assets held for sale related to the Runoff Transaction					(338.1)
Total fixed maturity investments					$5,196.2

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses, and carrying values of White Mountains’ common equity securities, convertible fixed maturities and other long-term investments as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
Common equity securities	$881.5	$233.8	$(3.5)	$(1.1)	$1,110.7
Convertible fixed maturity investments	$79.7	$5.8	$(.6)	$(.1)	$84.8
Other long-term investments	$252.6	$77.8	$(27.4)	$(3.0)	$300.0

	December 31, 2012
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
Common equity securities	$895.2	$143.4	$(8.8)	$(.1)	$1,029.7
Convertible fixed maturity investments	$121.7	$6.1	$(.4)	$—	$127.4
Other long-term investments	$257.2	$65.9	$(22.8)	$(6.1)	$294.2

Hedge Funds and Private Equity Funds
 White Mountains holds investments in hedge funds and private equity funds, which are included in other long-term investments. The fair value of these investments has been estimated using the net asset value of the funds. At September 30, 2013, White Mountains held investments in 15 hedge funds and 39 private equity funds.  The largest investment in a single fund was $16.7 million at September 30, 2013. The following table summarizes investments in hedge funds and private equity interests by investment objective and sector at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Hedge funds
Long/short equity	$61.4	$—	$60.3	$—
Long/short credit & distressed	22.0	—	22.7	—
Long diversified strategies	1.6	—	1.7	—
Long/short equity REIT	16.7	—	16.0	—
Long/short equity activist	15.3	—	13.6	—
Long bank loan	.2	—	.3	—
Total hedge funds	117.2	—	114.6	—

Private equity funds
Multi-sector	26.6	7.2	23.3	5.4
Energy infrastructure & services	45.5	13.4	36.3	15.6
Distressed residential real estate	9.4	—	15.8	—
Real estate	9.4	3.3	11.6	3.3
Private equity secondaries	9.6	3.1	10.5	3.1
International multi-sector, Europe	4.3	4.9	5.1	5.0
Manufacturing/Industrial	12.7	15.5	9.9	29.1
Healthcare	7.0	2.8	4.3	5.4
International multi-sector, Asia	—	2.7	.4	2.7
Insurance	2.4	41.3	3.0	41.3
Aerospace/Defense/Government	4.5	20.5	2.8	22.2
Venture capital	1.6	.3	2.2	.3
Total private equity funds	133.0	115.0	125.2	133.4

Total hedge and private equity funds included in other long-term investments(1)	$250.2	$115.0	$239.8	$133.4
(1)  Excludes carrying value of $26.9 and $35.0 at September 30, 2013 and December 31, 2012 associated with hedge funds and private equity funds accounted for using the equity method.

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

The following summarizes the September 30, 2013 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Notice Period
Millions Redemption frequency	30-59 days notice	60-89 days notice	90-119 days notice	120+ days notice	Total
Monthly	$—	$—	$—	$5.6	$5.6
Quarterly	28.5	29.2	10.8	9.4	77.9
Semi-annual	—	23.2	—	—	23.2
Annual	1.6	—	8.7	.2	10.5
Total	$30.1	$52.4	$19.5	$15.2	$117.2

Certain of the hedge fund investments in which White Mountains is invested are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund’s underlying investments are liquidated.  At September 30, 2013, distributions of $2.5 million were outstanding from these investments. The actual amount of the final distribution remittances remain subject to market fluctuations. The date at which such remittances will be received is not determinable at September 30, 2013.
White Mountains has also submitted redemption requests for certain of its investments in active hedge funds.  At September 30, 2013, redemptions of $2.1 million are outstanding and are subject to market fluctuations. The date at which such redemptions will be received is not determinable at September 30, 2013. Redemptions are recorded as receivables when the investment is no longer subject to market fluctuations.
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
At September 30, 2013, investments in private equity funds were subject to lock-up periods as follows:

Millions	1-3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private Equity Funds — expected lock-up period remaining	$16.3	$33.3	$69.5	$13.9	$133.0

Fair value measurements at September 30, 2013
White Mountains’ invested assets that are measured at fair value include fixed maturity investments, common and preferred equity securities, convertible fixed maturity securities and other long-term investments, such as interests in hedge funds and private equity funds. Fair value measurements reflect management’s best estimate of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements fall into a hierarchy with three levels based on the nature of the inputs. Fair value measurements based on quoted prices in active markets for identical assets are at the top of the hierarchy (“Level 1”), followed by fair value measurements based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar, but not identical instruments (“Level 2”). Measurements based on unobservable inputs, including a reporting entity’s estimates of the assumptions that market participants would use are at the bottom of the hierarchy (“Level 3”).

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
In addition to the investments described above, White Mountains has $81.1 million and $79.7 million of investment-related liabilities recorded at fair value and included in other liabilities as of September 30, 2013 and December 31, 2012.  These liabilities relate to securities that have been sold short by limited partnerships in which White Mountains has investments and is required to consolidate under GAAP.  All of the liabilities included have a Level 1 designation.

Fair Value Measurements by Level

The following tables summarize White Mountains’ fair value measurements for investments at September 30, 2013 and December 31, 2012, by level:

	September 30, 2013
Millions	Fair value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$388.2	$321.3	$66.9	$—

Debt securities issued by corporations:
Consumer	690.2	—	690.2	—
Financials	427.0	—	427.0	—
Communications	273.8	—	273.8	—
Industrial	284.2	—	284.2	—
Energy	162.6	—	162.6	—
Utilities	178.5	—	178.5	—
Basic Materials	200.7	—	200.7	—
Technology	94.2	—	94.2	—
Other	6.0	—	6.0	—
Total debt securities issued by corporations:	2,317.2	—	2,317.2	—

Mortgage-backed and asset-backed securities	1,915.8	—	1,806.5	109.3
Foreign government, agency and provincial obligations	442.8	46.0	396.8	—
Preferred stocks	84.2	—	13.5	70.7
Municipal obligations	5.5	—	5.5	—
Total fixed maturity investments (1)	5,153.7	367.3	4,606.4	180.0

Short-term investments	648.0	628.6	19.4	—

Common equity securities:
Financials	326.4	289.6	—	36.8
Consumer	290.9	290.9	—	—
Basic materials	63.7	63.7	—	—
Energy	82.6	82.6	—	—
Industrial	90.5	90.5	—	—
Technology	60.8	60.8	—	—
Communications	63.7	63.7	—	—
Utilities	35.5	35.5	—	—
Other	96.6	25.9	70.7	—
Total common equity securities	1,110.7	1,003.2	70.7	36.8

Convertible fixed maturity investments	84.8	—	84.8	—
Other long-term investments (2)	273.2	—	—	273.2
Total investments	$7,270.4	$1,999.1	$4,781.3	$490.0
(1) Carrying value includes $239.7 that is classified as assets held for sale relating to discontinued operations.
(2) Excludes carrying value of $26.9 associated with other long-term investment limited partnerships accounted for using the equity method and $(0.1) related to forward contracts.

	December 31, 2012
Millions	Fair value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$440.1	$369.1	$71.0	$—

Debt securities issued by corporations:
Consumer	727.1	—	727.1	—
Financials	401.4	1.0	400.4	—
Industrial	330.8	—	330.8	—
Communications	276.1	—	276.1	—
Utilities	204.2	—	204.2	—
Basic materials	189.1	—	189.1	—
Energy	181.5	—	181.5	—
Technology	54.0	—	54.0	—
Other	20.9	—	20.9	—
Total debt securities issued by corporations:	2,385.1	1.0	2,384.1	—

Mortgage-backed and asset-backed securities	2,095.6	—	2,073.5	22.1
Foreign government, agency and provincial obligations	521.9	52.1	469.8	—
Preferred stocks	86.4	—	15.6	70.8
Municipal obligations	5.2	—	5.2	—
Total fixed maturity investments (1)	5,534.3	422.2	5,019.2	92.9

Short-term investments	630.6	630.6	—	—

Common equity securities:
Financials	324.5	286.3	.9	37.3
Consumer	255.6	255.6	—	—
Basic materials	103.3	103.3	—	—
Energy	101.0	101.0	—	—
Industrial	41.9	41.9	—	—
Technology	55.0	55.0	—	—
Utilities	43.6	43.4	.2	—
Communications	35.2	35.2	—	—
Other	69.6	11.2	58.4	—
Total common equity securities	1,029.7	932.9	59.5	37.3

Convertible fixed maturity investments	127.4	—	127.4	—
Other long-term investments (2)	259.3	—	—	259.3
Total investments	$7,581.3	$1,985.7	$5,206.1	$389.5
(1) Carrying value includes $338.1 that is classified as assets held for sale relating to discontinued operations.
(2) Excludes carrying value of $35.0 associated with other long-term investment limited partnerships accounted for using the equity method and $(0.1) related to currency forward contracts.

Debt securities issued by corporations
The following table summarizes the ratings of the corporate debt securities held in White Mountains’ investment portfolio as of September 30, 2013 and December 31, 2012:

	Fair Value at
Millions	September 30, 2013	December 31, 2012
AAA	$—	$—
AA	216.8	193.4
A	1,074.6	1,061.0
BBB	1,012.8	1,116.9
BB	6.9	7.0
Other	6.1	6.8
Debt securities issued by corporations(1)	$2,317.2	$2,385.1
(1) Credit ratings are assigned based on the following hierarchy: 1) Standard and Poor's Financial Services LLC ("Standard & Poor’s") and 2) Moody’s Investor Service ("Moody's").

Mortgage-backed, Asset-backed Securities
White Mountains purchases commercial and residential mortgage-backed securities with the goal of maximizing risk adjusted returns in the context of a diversified portfolio. White Mountains’ non-agency commercial mortgage-backed portfolio (“CMBS”) is generally short-term and structurally senior, with more than 25 points of subordination on average for both fixed rate CMBS and floating rate CMBS as of September 30, 2013.  In general, subordination represents the percentage principal loss on the underlying collateral that would be absorbed by other securities lower in the capital structure before the more senior security incurs a loss. White Mountains believes these levels of protection will mitigate the risk of loss tied to the refinancing challenges facing the commercial real estate market.  As of September 30, 2013, on average less than 1% of the underlying loans were reported as non-performing for all non-agency CMBS held by White Mountains. White Mountains is not an originator of residential mortgage loans. White Mountains’ investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage-backed securities at September 30, 2013. White Mountains considers sub-prime mortgage-backed securities as those that have underlying loan pools that exhibit weak credit characteristics, or those that are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., White Mountains considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics).
White Mountains categorizes mortgage-backed securities as “non-prime” (also called “Alt A” or “A-”) if they are backed by collateral that has overall credit quality between prime and sub-prime based on White Mountains’ review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. White Mountains’ non-agency residential mortgage-backed portfolio is generally moderate-term and structurally senior. White Mountains does not own any collateralized loan obligations.

The following table summarizes mortgage and asset-backed securities as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
GNMA	$567.0	$479.7	$87.3	$1,013.4	$1,013.4	$—
FNMA	59.8	59.8	—	74.6	74.6	—
FHLMC	40.0	40.0	—	55.8	55.8	—
Total Agency(1)	666.8	579.5	87.3	1,143.8	1,143.8	—
Non-agency:
Residential	130.6	130.6	—	160.6	160.6	—
Commercial	296.4	296.4	—	334.1	334.1	—
Total Non-agency	427.0	427.0	—	494.7	494.7	—

Total mortgage-backed securities	1,093.8	1,006.5	87.3	1,638.5	1,638.5	—
Other asset-backed securities:
Credit card receivables	299.1	299.1	—	173.5	151.4	22.1
Vehicle receivables	287.5	287.5	—	233.2	233.2	—
Other	235.4	213.4	22.0	50.4	50.4	—
Total other asset-backed securities	822.0	800.0	22.0	457.1	435.0	22.1
Total mortgage and asset-backed securities	$1,915.8	$1,806.5	$109.3	$2,095.6	$2,073.5	$22.1
(1)  Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities
The security issuance years of White Mountains’ investments in non-agency RMBS and non-agency CMBS securities as of September 30, 2013 are as follows:

			Security Issuance Year
Millions	Fair Value	2004	2005	2006	2007	2008	2010	2011	2012	2013
Non-agency RMBS	$130.6	$12.6	$29.8	$10.7	$3.0	$—	$38.6	$—	$—	$35.9
Non-agency CMBS	296.4	—	—	8.7	11.5	30.8	12.1	34.6	116.3	82.4
Total	$427.0	$12.6	$29.8	$19.4	$14.5	$30.8	$50.7	$34.6	$116.3	$118.3

Non-agency Residential Mortgage-backed Securities
The classification of the underlying collateral quality and the tranche levels of White Mountains’ non-agency RMBS securities are as follows as of September 30, 2013:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate (3)
Prime	$96.2	$25.9	$70.3	$—
Non-prime	26.0	—	26.0	—
Sub-prime	8.4	8.4	—	—
Total	$130.6	$34.3	$96.3	$—
(1)  At issuance, Super Senior, or in the case of resecuritization, the underlying securities, were rated AAA by Standard & Poor’s, Aaa by Moody’s or AAA by Fitch and were senior to other AAA or Aaa bonds.
(2) At issuance, Senior, or in the case of resecuritization, the underlying securities, were rated AAA by Standard & Poor’s, Aaa by Moody’s or AAA by Fitch and were senior to non-AAA or non-Aaa bonds.
(3) At issuance, Subordinate were not rated AAA by Standard & Poor’s, Aaa by Moody’s or AAA by Fitch and were junior to AAA or Aaa bonds.

Non-agency Commercial Mortgage-backed Securities
 The amount of fixed and floating rate securities and their tranche levels of White Mountains’ non-agency CMBS securities are as follows as of September 30, 2013:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate (3)
Fixed rate CMBS	$193.5	$120.5	$55.5	$17.5
Floating rate CMBS	102.9	11.5	32.2	59.2
Total	$296.4	$132.0	$87.7	$76.7
(1) At issuance, Super Senior, or in the case of resecuritization, the underlying securities, were rated AAA by Standard & Poor’s, Aaa by Moody’s or AAA by Fitch and were senior to other AAA or Aaa bonds.
(2) At issuance, Senior, or in the case of resecuritization, the underlying securities, were rated AAA by Standard & Poor’s, Aaa by Moody’s or AAA by Fitch and were senior to non-AAA or non-Aaa bonds.
(3) At issuance, Subordinate were not rated AAA by Standard & Poor’s, Aaa by Moody’s or AAA by Fitch and were junior to AAA or Aaa bonds.

Rollforward of Fair Value Measurements by Level

White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturity investments, common equity securities, convertible fixed maturity investments and other long-term investments at September 30, 2013 and 2012 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.
The following tables summarize the changes in White Mountains’ fair value measurements by level for the nine months ended September 30, 2013 and 2012:

			Level 3 Investments
Millions	Level 1 Investments	Level 2 Investments	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other long-term investments	Total
Balance at January 1, 2013	$1,355.1	$5,206.1	$92.9	$37.3	$—	$259.3	$6,950.7	(1)(2)(3)
Total realized and unrealized gains (losses)	140.6	(70.7)	(3.3)	—	—	14.0	80.6	(3)(4)
Foreign currency losses through OCI	1.4	17.5	.5	—	—	(.8)	18.6
Amortization/Accretion	(.9)	(39.7)	—	—	—	—	(40.6)
Purchases	735.9	3,014.7	32.4	.5	—	91.8	3,875.3
Sales	(877.9)	(3,309.7)	(.7)	—	—	(91.1)	(4,279.4)
Net change in investments related to purchases and sales of consolidated affiliates	14.5	2.7	—	—	—	—	17.2
Transfers in	1.8	32.1	90.3	—	—	—	124.2
Transfers out	—	(91.1)	(32.1)	(1.0)	—	—	(124.2)
Balance at September 30, 2013	$1,370.5	$4,761.9	$180.0	$36.8	$—	$273.2	$6,622.4	(1)(2)(3)
(1)  Excludes carrying value of $35.0 and $26.9 at January 1, 2013 and September 30, 2013 associated with other long-term investments accounted for using the equity method and $(0.1) and $(0.1) at January 1, 2013 and September 30, 2013 related to forward contracts.
(2)  Carrying value includes $338.1 and $239.7 at January 1, 2013 and September 30, 2013 that is classified as assets held for sale relating to discontinued operations.
(3)  Excludes carrying value of $630.6 and $648.0 at January 1, 2013 and September 30, 2013 and realized and unrealized gains for the periods of $0.2 associated with short-term investments.
(4) Excludes $14.1 realized and unrealized losses associated with the Prospector Funds consolidation of investment-related liabilities.

			Level 3 Investments
Millions	Level 1 Investments	Level 2 Investments	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other long-term investments		Total
Balance at January 1, 2012	$1,033.1	$6,088.2	$78.9	$32.3	$—	$268.3	(1)	$7,500.8	(1)(2)(3)
Total realized and unrealized gains	61.7	58.8	8.4	11.4	—	(8.2)		132.1	(3)
Foreign currency gains through OCI	4.1	70.5	.7	.1	—	3.1		78.5
Amortization/Accretion	(.6)	(34.0)	(.7)	—	—	—		(35.3)
Purchases	891.1	3,823.7	144.3	2.5	—	40.6		4,902.2
Sales	(680.9)	(5,048.1)	(99.2)	(9.8)	—	(31.2)		(5,869.2)
Transfers in	—	56.9	—	—	—	—		56.9
Transfers out	—	—	(56.3)	(.6)	—	—		(56.9)
Balance at September 30, 2012	$1,308.5	$5,016.0	$76.1	$35.9	$—	$272.6	(1)	$6,709.1	(1)(2)(3)
(1) Excludes carrying value of $33.0 and $34.0 at January 1, 2012 and September 30, 2012 associated with other long-term investment limited partnerships accounted for using the equity method.
(2)  Carrying value includes $111.8 that is classified as assets held for sale relating to discontinued operations.
(3) Excludes carrying value of $846.0 and $917.3 at January 1, 2012 and September 30, 2012 and realized and unrealized loss for the period of $3.9 associated with short-term investments.

 Fair Value Measurements — transfers between levels - Nine-month period ended September 30, 2013 and 2012
During the first nine months of 2013, two fixed income securities classified as Level 3 measurements in the prior period were recategorized as Level 2 measurements because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available at September 30, 2013. These measurements comprise “Transfers out” of Level 3 and “Transfers in” to Level 2 of $32.1 million for the period ended September 30, 2013.
During the first nine months of 2012, one fixed income security classified as a Level 3 measurement in the prior period was recategorized as a Level 2 measurement at September 30, 2012. This comprises “Transfers out” of Level 3 and “Transfers in” to Level 2 of $56.3 million in fixed maturities for the period ended September 30, 2012.
During the first nine months of 2013, one fixed income security which had been classified as a Level 2 measurement at June 30, 2013 was recategorized as a Level 3 measurement at September 30, 2013. The security was priced with unobservable inputs and represents “Transfers out” of Level 2 and “Transfers in” to Level 3 of $90.3 million for the period ended September 30, 2013. The fair value of this security was estimated using industry standard pricing methodology, in which management selected inputs using its best judgment. The security is considered to be Level 3 because the measurements are not directly observable. At September 30, 2013, the estimated fair value for this security determined using the industry standard pricing models was $1.3 million less than the estimated fair value based upon quoted prices provided by a third party pricing vendor.

Significant Unobservable Inputs
The following summarizes significant unobservable inputs used in estimating the fair value of investment securities classified within Level 3 other than hedge funds and private equity funds at September 30, 2013. The fair value of investments in hedge funds and private equity funds, which are classified within Level 3, are estimated using the net asset value of the funds.

($ in Millions)	September 30, 2013
Description	Fair Value	Rating (2)	Valuation Technique(s)	Unobservable Input
Preferred Stock(1)	$70.7	NR	Discounted cash flow	Discount yield	7.8%
Agency commercial mortgage-backed securities(1)	$87.3	AA+	Discounted cash flow	Prepayment rate	5	CPJ(3)
				Swap spread	0.7%
Asset-backed securities(1)	$22.0	AA+	Broker pricing	Broker quote
Private equity security	$36.8	NR	Multiple of GAAP book value	Book value multiple
(1) As of September 30, 2013, asset type consists of one security.
(2) Credit ratings are assigned based on the following hierarchy: 1) Standard and Poor's and 2) Moody’s
(3) CPJ refers to the market convention assumptions for prepayment and default vectors.

The assumed prepayment rate is a significant unobservable input used to estimate the fair value of investments in agency commercial mortgage-backed securities (“CMBS”). Generally for bonds priced at a premium, increases in prepayment speeds will result in a lower fair value.

Note 6.  Debt

White Mountains’ debt outstanding as of September 30, 2013 and December 31, 2012 consisted of the following:

Millions	September 30, 2013	December 31, 2012
2012 OBH Senior Notes, at face value	$275.0	$275.0
Unamortized original issue discount	(.3)	(.3)
2012 OBH Senior Notes, carrying value	274.7	274.7
SIG Senior Notes, at face value	400.0	400.0
Unamortized original issue discount	(.5)	(.6)
SIG Senior Notes, carrying value	399.5	399.4
WTM Bank Facility	—	—
Previous WTM Bank Facility	—	75.0
Old Lyme Note	2.1	2.1
Total debt	$676.3	$751.2

WTM Bank Facility
On August 14, 2013, White Mountains entered into a revolving credit facility with a syndicate of lenders administered by Wells Fargo Bank, N.A. which has a total commitment of $425.0 million and has a maturity date of August 14, 2018 (the “WTM Bank Facility”). The WTM Bank Facility replaced White Mountains’ previous revolving credit facility administered by Bank of America, N.A. which had a total commitment of $375.0 million (the “Previous WTM Bank Facility”). As of September 30, 2013, the WTM Bank Facility was undrawn.
In December 2012, White Mountains borrowed $150.0 million under the Previous WTM Bank Facility. White Mountains repaid $75.0 million in December 2012 and the remaining balance of $75.0 million in January 2013. During the nine months ended September 30, 2013, White Mountains also borrowed and repaid a total of $150.0 million under the Previous WTM Bank Facility at a blended interest rate of 2.83%.
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

Debt Covenants
 At September 30, 2013, White Mountains was in compliance with all debt covenants.

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
White Mountains’ income tax expense related to pre-tax income from continuing operations for the three months ended September 30, 2013 and 2012 represented net effective tax rates of 14.8% and 35.4%. The net effective tax rates for the nine months ended September 30, 2013 and 2012 were 23.4% and 27.2%. The effective rate for the third quarter of 2012 was similar to the U.S. statutory rate of 35% due to tax benefits on losses generated in the United States offsetting the tax expenses on income generated in other jurisdictions. The effective tax rates for the three months ended September 30, 2013 and the nine months ended September 30, 2013 and 2012 were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States. In addition, the effective rate for the three and nine months ended September 30, 2013 reflects the benefit of a $6.8 million release of a valuation allowance at OneBeacon related to the restructuring of a surplus note issued to a consolidated insurance reciprocal exchange.
In arriving at the effective tax rate for the three and nine months ended September 30, 2013 White Mountains forecasted all income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2013 and 2012.
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

On July 28, 2011, the IRS commenced an examination of the income tax returns for 2007, 2008 and 2009 for certain U.S. subsidiaries of OneBeacon.  On July 17, 2013, OneBeacon received a revised Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2007, 2008 and 2009. The estimated total assessment, including interest, utilization of alternative minimum and foreign tax credit carryovers and capital loss carrybacks, is $64.5 million. However, $60.2 million of the proposed adjustments relate to items for which the expense deduction has been disallowed in a year being examined, but ultimate deductibility is highly certain to occur in a later period. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of these deductions in the exam period would not affect the effective tax rate, but would accelerate the payment of cash to the taxing authority. White Mountains disagrees with the adjustments proposed by the IRS and is defending its position. Although the timing of the resolution of these issues is uncertain, it is reasonably possible that the resolution could occur within the next twelve months. An estimate of the range of potential outcomes cannot be made at this time. When ultimately settled, White Mountains does not expect the resolution of this examination to result in a material change to its financial position.
On September 2, 2013, the IRS commenced an examination of the income tax returns for 2010, 2011 and 2012 for certain U.S. subsidiaries of OneBeacon. When ultimately settled, White Mountains does not expect the resolution of this examination to result in a material change to its financial position.
On December 15, 2011, the IRS commenced an examination of the income tax returns for 2010 for certain U.S. subsidiaries of Answer Financial Inc.  On June 3, 2013, White Mountains received the closing examination letter from the IRS. The adjustments on examination were not significant.

Note 8. Derivatives

Variable Annuity Reinsurance

White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. At September 30, 2013 and December 31, 2012, the total guarantee value was approximately ¥217.1 billion (approximately $2.2 billion at exchange rates on that date) and ¥230.0 billion (approximately $2.7 billion at exchange rates on that date), respectively. The collective account values of the underlying variable annuities were approximately 98% and 87% of the guarantee value at September 30, 2013 and December 31, 2012, respectively.
The following table summarizes the pre-tax operating results of WM Life Re for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2013	2012	2013	2012
Fees, included in other revenue	$6.2	$8.1	$19.2	$24.1
Change in fair value of variable annuity liability, included in other revenue	49.1	(11.3)	289.3	89.4
Change in fair value of derivatives, included in other revenue	(63.1)	(11.0)	(308.4)	(122.0)
Foreign exchange, included in other revenue	.6	9.0	(13.9)	(6.4)
Other investment income and gains (losses)	.2	3.8	(5.2)	2.9
Total revenue	(7.0)	(1.4)	(19.0)	(12.0)
Change in fair value of variable annuity death benefit liabilities, included in other general and administrative expenses	1.3	.7	8.5	6.7
Death benefit claims paid, included in general and administrative expenses	(.2)	(1.5)	(1.6)	(4.9)
General and administrative expenses	(1.0)	(1.1)	(3.8)	(3.8)
Pre-tax loss	$(6.9)	$(3.3)	$(15.9)	$(14.0)

During the first six months of 2013, the ratio of annuitants’ aggregate account values to the aggregate guarantee value provided by WM Life Re increased, and as a result, annuitants have been surrendering their policies at higher rates than WM Life Re has observed in the past. In response to this trend, WM Life Re adjusted the projected surrender assumptions used in the valuation of its variable annuity reinsurance liability slightly upward in the second quarter of 2013, which resulted in a gain of $1.5 million.

The following summarizes realized and unrealized derivative gains (losses) recognized in other revenue for the three and nine months ended September 30, 2013 and 2012 and the carrying values, included in other assets, at September 30, 2013 and December 31, 2012 by type of instrument:

					Carrying Value
	Three Months Ended		Nine Months Ended		As of
	September 30,		September 30,		September 30, 2013	December 31, 2012
Millions	2013	2012	2013	2012
Fixed income/interest rate	$(24.1)	$(22.6)	$(97.4)	$(73.1)	$102.4	$27.1
Foreign exchange	(28.5)	6.5	(144.5)	(21.0)	(7.1)	52.8
Equity	(10.5)	5.1	(66.5)	(27.9)	(3.8)	18.4
Total	$(63.1)	$(11.0)	$(308.4)	$(122.0)	$91.5	$98.3

The following tables summarize the changes in White Mountains’ variable annuity reinsurance liabilities and derivative instruments for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013
	Variable Annuity (Liabilities)		Derivative Instruments
Millions	Level 3		Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total
Beginning of period	$(194.1)		$126.5	$18.2	$(3.4)	$141.3
Purchases	—		—	—	—	—
Realized and unrealized gains (losses)	50.4	(4)	(24.1)	(28.5)	(10.5)	(63.1)
Transfers in	—		—	—	—	—
Sales/settlements	—		—	3.2	10.1	13.3
End of period	$(143.7)		$102.4	$(7.1)	$(3.8)	$91.5

	Nine Months Ended September 30, 2013
	Variable Annuity (Liabilities)		Derivative Instruments
Millions	Level 3		Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total
Beginning of period	$(441.5)		$140.5	$(20.5)	$(21.7)	$98.3
Purchases	—		59.3	—	—	59.3
Realized and unrealized gains (losses)	297.8	(4)	(97.4)	(144.5)	(66.5)	(308.4)
Transfers in	—		—	—	—	—
Sales/settlements	—		—	157.9	84.4	242.3
End of period	$(143.7)		$102.4	$(7.1)	$(3.8)	$91.5

	Three Months Ended September 30, 2012
	Variable Annuity (Liabilities)		Derivative Instruments
Millions	Level 3		Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total
Beginning of period	$(661.8)		$213.0	$61.0	$(23.7)	$250.3
Purchases	—		—	—	—	—
Realized and unrealized (losses) gains	(10.6)	(4)	6.7	(15.3)	(2.4)	(11.0)
Transfers in	—		—	—	—	—
Sales/settlements	—		(6.7)	(12.5)	22.0	2.8
End of period	$(672.4)		$213.0	$33.2	$(4.1)	$242.1

	Nine Months Ended September 30, 2012
	Variable Annuity (Liabilities)		Derivative Instruments
Millions	Level 3		Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total
Beginning of period	$(768.5)		$247.1	$39.2	$4.1	$290.4
Purchases	—		6.1	—	—	6.1
Realized and unrealized gains (losses)	96.1	(4)	(24.1)	(71.8)	(26.1)	(122.0)
Transfers in	—		—	—	—	—
Sales/settlements	—		(16.1)	65.8	17.9	67.6
End of period	$(672.4)		$213.0	$33.2	$(4.1)	$242.1
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
(4) Includes $(1.3) and $(8.5) for the three and nine months ended September 30, 2013 and $(0.7) and $(6.7) for the three and nine months ended September 30, 2012 related to the change in the fair value of variable annuity death benefit liabilities, which are included in general and administrative expenses.

In addition to derivative instruments, WM Life Re held cash, short-term and fixed maturity investments posted as collateral to its variable annuity reinsurance counterparties.  The total collateral comprises the following:

Millions	September 30, 2013	December 31, 2012	September 30, 2012
Cash	$74.4	$249.8	$341.7
Short-term investments	15.8	5.1	14.6
Fixed maturity investments	24.6	138.7	121.2
Total	$114.8	$393.6	$477.5

Collateral in the form of fixed maturity securities consists of Government of Japan Bonds, which are recorded at fair value. Collateral in the form of short-term investments consists of money-market instruments, carried at amortized cost, which approximates fair value.
All of White Mountains’ variable annuity reinsurance liabilities were classified as Level 3 measurements at September 30, 2013 and 2012. The fair value of White Mountains’ variable annuity reinsurance liabilities are estimated using actuarial and capital market assumptions related to the projected discounted cash flows over the term of the reinsurance agreement. Actuarial assumptions regarding future policyholder behavior, including surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimates. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as the variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value estimates. Generally, the liabilities associated with these guarantees increase with declines in the equity markets, interest rates and currencies against the Japanese yen, as well as with increases in market volatilities. White Mountains uses derivative instruments, including put options, interest rate swaps, total return swaps on bond and equity indices and forwards and futures contracts on major equity indices, currency pairs and government bonds, to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. The types of inputs used to estimate the fair value of these derivative instruments, with the exception of actuarial assumptions regarding policyholder behavior and risk margins, are generally the same as those used to estimate the fair value of variable annuity liabilities.

The following summarizes quantitative information about significant unobservable inputs associated with the fair value estimates for variable annuity reinsurance liabilities and derivative instruments that have been classified as Level 3 measurements:

($ in Millions)	September 30, 2013
Description	Fair Value	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Variable annuity benefit guarantee liabilities	$143.7	Discounted cash flows	Surrenders
			1 year	0.3%	-	10.8%	2.4%
			2 year	0.2%	-	8.7%	2.6%
			3 year	0.1%	-	6.6%	1.9%
			Mortality	0.0%	-	5.3%	1.0%
			Foreign exchange volatilities
			1 year	11.2%	-	13.5%	12.0%
			2 year	12.3%	-	14.5%	13.2%
			3 year	13.8%	-	17.6%	14.7%
			Index volatilities
			1 year	15.6%	-	19.6%	16.6%
			2 year	17.6%	-	21.4%	19.0%
			3 year	19.6%	-	22.4%	21.3%
Foreign exchange options	$57.8	Counterparty valuations, adjusted for unwind quote discount	Adjustment to counterparty valuations	0.1%	-	3.2%	2.1%

Equity index options	$44.6	Counterparty valuations, adjusted for unwind quote discount	Adjustment to counterparty valuations	1.7%	-	3.0%	2.6%

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
In the case of exchange traded instruments, WM Life Re has exposure to credit risk for amounts uncollateralized by margin balances. WM Life Re has entered into master netting agreements with certain of its counterparties whereby the collateral provided (held) is calculated on a net basis. The following summarizes amounts offset under master netting agreements:

	September 30, 2013			December 31, 2012
Millions	Gross asset amounts before offsets(1)	Gross liability amounts offset under master netting arrangements	Net amounts recognized in Other Assets	Gross asset amounts before offsets(1)	Gross liability amounts offset under master netting arrangements	Net amounts recognized in Other Assets
Interest rate contracts
OTC	$.2	$(13.1)	$(12.9)	$52.6	$(26.9)	$25.7
Exchange traded	.7	(3.2)	(2.5)	1.6	(.2)	1.4
Foreign exchange contracts
OTC	80.7	(10.1)	70.6	87.8	(34.4)	53.4
Exchange traded	.7	(.3)	0.4	.8	(1.4)	(.6)
Equity contracts
OTC	44.6	(6.9)	37.7	63.6	(22.9)	40.7
Exchange traded	.6	(2.4)	(1.8)	.1	(22.4)	(22.3)
Total(2)	$127.5	$(36.0)	$91.5	$206.5	$(108.2)	$98.3
(1) Amount equal to fair value of instrument as recognized in other assets.
(2) All derivative instruments held by WM Life Re are subject to master netting arrangements.

The following summarizes the value, collateral held or provided by WM Life Re and net exposure to credit losses on OTC and exchange traded derivative instruments by counterparty recorded within other assets:

	September 30, 2013
Millions	Net amount of assets reflected in Balance Sheet	Collateral provided to counterparty - Cash	Collateral provided to counter-party - Financial Instruments	Net amount of exposure after effect of collateral provided	Excess collateral provided to counter-party- Cash	Excess collateral provided - Financial Instruments	Counter-party collateral held by WMLife Re - Cash	Net amount of exposure to counter-party	Standard & Poor's Rating(1)
Bank of America	$43.1	$—	$—	$43.1	$—	$—	$—	$43.1	A
Barclays	2.6	—	—	2.6	—	—	—	2.6	A
JP Morgan	12.5	—	—	12.5	19.4	—	—	31.9	A	+
Royal Bank of Scotland	18.3	—	—	18.3	—	—	—	18.3	A
Nomura	(4.3)	3.6	.7	—	—	23.8	—	23.8	BBB	+
Goldman Sachs	—	—	—	—	—	—	—	—	A	-
Citigroup - OTC	23.1	—	—	23.1	2.4	—	—	25.5	A
Citigroup - Exchange Traded	(3.8)	3.8	—	—	19.8	—	—	19.8	A
Total	$91.5	$7.4	$.7	$99.6	$41.6	$23.8	$—	$165.0

	December 31, 2012
Millions	Net amount of assets reflected in Balance Sheet	Collateral provided to counter-party - Cash	Collateral provided to counter-party - Financial Instruments	Net amount of exposure after effect of collateral provided	Excess collateral provided to counter-party- Cash	Excess collateral provided - Financial Instruments	Counter-party collateral held by WMLife Re- Cash	Net amount of exposure to counter-party	Standard & Poor's Rating(1)
Bank of America	$78.5	$—	—	$78.5	$—	$—	$30.6	$47.9	A
Barclays	11.6	—	—	11.6	—	—	—	11.6	A	+
JP Morgan	(22.8)	22.8	—	—	32.8	—	—	32.8	A	+
Royal Bank of Scotland	33.6	—	—	33.6	—	—	—	33.6	A
Nomura	(.9)	.9	—	—	.8	28.0	—	28.8	BBB	+
Goldman Sachs	(.1)	.1	—	—	3.1	—	—	3.1	A	-
Citigroup - OTC	19.9	—	—	19.9	30.8	—	—	50.7	A
Citigroup - Exchange Traded	(21.5)	21.5	—	—	13.6	—	—	13.6	A
Total	$98.3	$45.3	$—	$143.6	$81.1	$28.0	$30.6	$222.1
(1) Standard & Poor’s ratings as detailed above are: “A+” (Strong, which is the fifth highest of twenty-one creditworthiness ratings), “A” (Strong, which is the sixth highest of twenty-one creditworthiness ratings), “A-” (Strong, which is the seventh highest of twenty-one creditworthiness ratings) and
“BBB+” (Adequate, which is the eighth highest of twenty-one creditworthiness ratings).

Forward Contracts

Beginning in September 2012, White Mountains entered into forward contracts at Sirius Group. White Mountains monitors its exposure to foreign currency and adjusts its forward positions within the risk guidelines and ranges established by senior management for each currency, as necessary. While White Mountains actively manages its forward positions, mismatches between movements in foreign currency rates and its forward contracts may result in currency positions being outside the pre-defined ranges and/or foreign currency losses. At September 30, 2013, White Mountains held approximately $16.4 million (SEK 105.0 million) total gross notional value of foreign currency forward contracts.
All of White Mountains’ forward contracts are traded over-the-counter. The fair value of the contracts has been estimated using OTC quotes for similar instruments and accordingly, the measurements have been classified as Level 2 measurements at September 30, 2013.
The following tables summarize the changes in White Mountains' forward contracts for the three and nine months ended September 30, 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2013	2012	2013	2012
Beginning of period	$(.1)	$—	$(.1)	$—
Purchases	—	—	—	—
Net realized and unrealized (losses) gains	(.5)	.3	(.3)	.3
Sales/settlements	.5	—	.3	—
End of period	$(.1)	$.3	$(.1)	$.3

The following summarizes realized and unrealized derivative gains (losses) recognized in net realized and unrealized investment gains for the three and nine months ended September 30, 2013 and the carrying values, included in other long-term investments, at September 30, 2013 and December 31, 2012 by type of currency:

					Carrying Value
	Three Months Ended		Nine Months Ended		As of
	September 30,		September 30,		September 30, 2013	December 31, 2012
Millions	2013	2012	2013	2012
USD	$(.4)	$.4	$(1.0)	$.4	$(.1)	$—
SEK	—	—	—	—	—	—
EUR	(.1)	(.1)	(.1)	(.1)	—	(.1)
GBP	—	—	.8	—	—	—
Total	$(.5)	$.3	$(.3)	$.3	$(.1)	$(.1)

All of White Mountains’ forward contracts are subject to master netting agreements. The following summarizes amounts offset under master netting agreements:

	September 30, 2013			December 31, 2012
Millions	Gross asset amounts before offsets(1)	Gross liability amounts offset under master netting arrangements	Net amounts recognized in Other assets	Gross asset amounts before offsets(1)	Gross liability amounts offset under master netting arrangements	Net amounts recognized in Other assets
USD	$(.1)	$—	$(.1)	$—	$—	$—
EUR	—	—	—	—	(.1)	(.1)
GBP	—	—	—	—	—	—
Total	$(.1)	$—	$(.1)	$—	$(.1)	$(.1)
(1) Amount equal to fair value of instrument as recognized in other assets.

White Mountains does not hold or provide any collateral for the forward contracts.  The following table summarizes the notional amounts and uncollateralized balances associated with forward currency contracts:

	September 30, 2013			December 31, 2012
Millions	Notional Amount	Carrying Value	Standard & Poor's Rating(1)	Notional Amount	Carrying Value
Barclays Bank Plc	$3.1	$(.1)	A	$7.7	$(.1)
Deutsche Bank	5.4	—	A	11.1	—
Goldman Sachs	2.5	—	A-	.4	—
HSBC	4.3	—	AA-	10.1	—
JP Morgan	—	—	A+	1.9	—
Royal Bank of Canada	1.1	—	AA-	—	—
Total	$16.4	$(.1)		$31.2	$(.1)
(1) Standard & Poor's ratings as detailed above are: “AA-” (Very Strong, which is the sixth highest of twenty-one creditworthiness ratings), “A+” (Strong, which is the seventh highest of twenty-one creditworthiness ratings) and “A-” (Strong, which is the ninth highest of twenty-one creditworthiness ratings).

Interest Rate Cap

In May 2007, SIG issued the SIG Preference Shares, with an initial fixed annual dividend rate of 7.506%. In June 2017, the fixed rate will move to a floating rate equal to the greater of (i) 7.506% and (ii) 3-month LIBOR plus 320 bps. In July 2013, SIG executed the Interest Rate Cap for the period from June 2017 to June 2022 to protect against a significant increase in interest rates during that 5-year period. The Interest Rate Cap fixes the annual dividend rate on the SIG Preference Shares from June 2017 to June 2022 at 8.30%. The cost of the Interest Rate Cap was an upfront premium of 395 bps of the $250.0 million notional value, or approximately $9.9 million for the full notional amount.
The Interest Rate Cap does not qualify for hedge accounting. It is recorded in other assets at fair value. Changes in fair value are recognized as unrealized gains or losses and are presented within other revenues. Collateral held is recorded within short-term investments with an equal amount recognized as a liability to return collateral. The fair value of the interest rate cap has been estimated using a single broker quote and accordingly, has been classified as a Level 3 measurements at September 30, 2013.
The following tables summarize the changes in the fair value of the Interest Rate Cap for the three and nine months ended September 30, 2013:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Millions	2013	2013
Beginning of period	$—	$—
Purchases	9.9	9.9
Net realized and unrealized (losses) gains	(.3)	(.3)
Sales/settlements	—	—
End of period	$9.6	$9.6

White Mountains does not provide any collateral to the interest rate counterparties. Under the terms of the Interest Rate Cap, White Mountains holds collateral in respect of future amounts due. White Mountains’ liability to return that collateral is based on the amounts provided by the counterparty and investment earnings thereon. The following table summarizes the Interest Rate Cap collateral balances held by White Mountains and ratings by counterparty:

	September 30, 2013
Millions	Collateral Balances Held	Standard & Poor’s Rating(1)
Barclays Bank Plc	$6.8	A
Nordea Bank Finland Plc	2.9	AA-
Total	$9.7
(1) Standard & Poor’s ratings as detailed above are: “A” (Strong, which is the sixth highest of twenty-one creditworthiness ratings) and “AA-” (Very Strong, which is the fourth highest of twenty-one creditworthiness ratings).

Note 9. Municipal Bond Guarantee Insurance

In 2012, HG Global was capitalized with $594.5 million from White Mountains and $14.5 million from non-controlling interests to fund BAM, a newly formed mutual municipal bond insurer. As of September 30, 2013, White Mountains owned 97.3% of HG Global’s preferred equity and 88.7% of its common equity. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of BAM surplus notes. Through HG Re, which had statutory capital of $428.2 million at September 30, 2013, HG Global provides first loss reinsurance protection for policies underwritten by BAM of up to 15% of par outstanding, on a per policy basis. HG Re’s obligations to BAM are collateralized in trusts, and there is an aggregate loss limit that is equal to the total assets in the collateral trusts at any point in time. For the three and nine months ended September 30, 2013, HG Global had pre-tax income of $10.5 million and $28.2 million, which included $10.1 million and $30.2 million of interest income on the BAM surplus notes. For the three and nine months ended September 30, 2013, BAM had a pre-tax loss of $15.1 million and $60.2 million that was recorded in net loss attributable to non-controlling interests, which included $10.1 million and $30.2 million of interest expense on the BAM surplus notes. BAM manages its affairs on a statutory accounting basis. BAM’s statutory surplus includes surplus notes and is not reduced by accruals of interest expense on the surplus notes. BAM’s statutory surplus is reduced only after a payment of principal or interest has been approved by the New York Department of Financial Services.
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
The following table provides a schedule of BAM’s insured obligations:

	September 30, 2013	December 31, 2012
Contracts issued and outstanding	483	3
Remaining weighted average contract period (in years)	13.7	10.4
Contractual debt service outstanding (in millions):
Principal	$3,128.3	$25.8
Interest	$1,824.6	$8.9
Gross unearned insurance premiums	$8.1	$.1

Note 10. Earnings Per Share

Basic earnings per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities.  Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.  The following table outlines the Company’s computation of earnings per share from continuing operations for the three and nine months ended September 30, 2013 and 2012 (see Note 15 for earnings per share amounts for discontinued operations):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic and diluted earnings per share numerators (in millions):
Net income from continuing operations attributable to White Mountains’ common shareholders	$56.8	$125.9	$199.1	$254.6
Allocation of income for unvested restricted common shares	(.9)	(1.8)	(2.9)	(3.3)
Dividends declared on participating restricted common shares (1)	—	—	(.1)	(.1)
Total allocation to restricted common shares	(.9)	(1.8)	(3.0)	(3.4)
Net income attributable to White Mountains’ common shareholders, net of restricted common share amounts	$55.9	$124.1	$196.1	$251.2
Undistributed net earnings (in millions):
Net income attributable to White Mountains’ common shareholders, net of restricted common share amounts	$55.9	$124.1	$196.1	$251.2
Dividends declared net of restricted common share amounts(1)	—	—	(6.1)	(6.5)
Total undistributed net earnings, net of restricted common share amounts	$55.9	$124.1	$190.0	$244.7
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	6,176.6	6,590.4	6,208.4	6,885.9
Average unvested restricted shares (2)	(95.5)	(96.5)	(90.0)	(89.5)
Basic earnings per share denominator	6,081.1	6,493.9	6,118.4	6,796.4
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	6,176.6	6,590.4	6,208.4	6,885.9
Average unvested restricted common shares (2)	(95.5)	(96.5)	(90.0)	(89.5)
Average outstanding dilutive options to acquire common shares(3)	—	—	—	—
Diluted earnings per share denominator	6,081.1	6,493.9	6,118.4	6,796.4
Basic earnings per share (in dollars):
Net income attributable to White Mountains’ common shareholders	$9.20	$19.11	$32.05	$36.96
Dividends declared	—	—	(1.00)	(1.00)
Undistributed earnings	$9.20	$19.11	$31.05	$35.96
Diluted earnings per share (in dollars):
Net income attributable to White Mountains’ common shareholders	$9.20	$19.11	$32.05	$36.96
Dividends declared	—	—	(1.00)	(1.00)
Undistributed earnings	$9.20	$19.11	$31.05	$35.96
(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(2) Restricted shares outstanding vest either in equal annual installments or upon a stated date (see Note 13).
(3) The diluted earnings per share denominator for the three and nine months ended September 30, 2013 and 2012 do not include the impact of 125,000 common shares issuable upon exercise of the non-qualified options outstanding as they are anti-dilutive to the calculation.

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
Significant intercompany transactions among White Mountains’ segments have been eliminated herein. Financial information for White Mountains’ segments follows:

			HG Global/BAM
Millions	OneBeacon	Sirius Group	HG	BAM	Other Operations	Total
Three Months Ended September 30, 2013
Earned insurance and reinsurance premiums	$278.9	$221.4	$.1	$—	$—	$500.4
Net investment income	10.1	13.5	.2	1.1	2.4	27.3
Net investment income (loss) - surplus note interest	—	—	10.1	(10.1)	—	—
Net realized and unrealized investment gains (losses)	17.0	(24.7)	.5	2.4	33.0	28.2
Other revenue	5.5	16.8	—	.2	(4.3)	18.2
Total revenues	311.5	227.0	10.9	(6.4)	31.1	574.1
Losses and loss adjustment expenses	167.8	110.5	—	—	—	278.3
Insurance and reinsurance acquisition expenses	53.6	52.5	.1	.5	—	106.7
Other underwriting expenses	46.8	33.5	—	.1	—	80.4
General and administrative expenses	4.1	7.5	.3	8.1	21.5	41.5
Interest expense on debt	3.3	6.6	—	—	2.0	11.9
Total expenses	275.6	210.6	.4	8.7	23.5	518.8
Pre-tax income (loss)	$35.9	$16.4	$10.5	$(15.1)	$7.6	$55.3

			HG Global/BAM
Millions	OneBeacon	Sirius Group	HG	BAM	Other Operations	Total
Nine Months Ended September 30, 2013
Earned insurance and reinsurance premiums	$846.2	$646.9	$.2	$—	$—	$1,493.3
Net investment income	30.9	38.0	.7	3.3	11.6	84.5
Net investment income (loss) - surplus note interest	—	—	30.2	(30.2)	—	—
Net realized and unrealized investment gains (losses)	19.9	(4.9)	(1.7)	(8.1)	60.9	66.1
Other revenue	30.1	11.3	—	.3	5.2	46.9
Total revenues	927.1	691.3	29.4	(34.7)	77.7	1,690.8
Losses and loss adjustment expenses	473.7	323.5	—	—	—	797.2
Insurance and reinsurance acquisition expenses	160.9	119.0	.1	1.0	—	281.0
Other underwriting expenses	150.7	93.0	—	.3	—	244.0
General and administrative expenses	11.0	23.0	1.1	24.2	66.2	125.5
Interest expense on debt	9.8	19.7	—	—	2.9	32.4
Total expenses	806.1	578.2	1.2	25.5	69.1	1,480.1
Pre-tax income (loss)	$121.0	$113.1	$28.2	$(60.2)	$8.6	$210.7

			HG Global/BAM
Millions	OneBeacon	Sirius Group	HG	BAM	Other Operations	Total
Three Months Ended September 30, 2012
Earned insurance and reinsurance premiums	$293.9	$242.9	$—	$—	$—	$536.8
Net investment income	12.8	16.7	.1	.6	7.4	37.6
Net investment income (loss) - surplus note interest	—	—	8.3	(8.3)	—	—
Net realized and unrealized investment gains (losses)	40.0	(8.9)	.2	1.0	40.4	72.7
Other revenue	(.4)	48.2	—	—	2.5	50.3
Total revenues	346.3	298.9	8.6	(6.7)	50.3	697.4
Losses and loss adjustment expenses	164.7	143.4	—	—	—	308.1
Insurance and reinsurance acquisition expenses	66.6	41.0	—	—	—	107.6
Other underwriting expenses	47.4	29.1	—	.1	—	76.6
General and administrative expenses	4.4	10.2	3.8	11.2	29.1	58.7
Interest expense on debt	4.1	6.5	—	—	.7	11.3
Total expenses	287.2	230.2	3.8	11.3	29.8	562.3
Pre-tax income (loss)	$59.1	$68.7	$4.8	$(18.0)	$20.5	$135.1

			HG Global/BAM
Millions	OneBeacon	Sirius Group	HG	BAM	Other Operations	Total
Nine Months Ended September 30, 2012
Earned insurance and reinsurance premiums	$846.0	$699.3	$—	$—	$—	$1,545.3
Net investment income	41.5	50.9	.1	.6	26.7	119.8
Net investment income (loss) - surplus note interest	—	—	8.3	(8.3)	—	—
Net realized and unrealized investment gains	57.9	22.9	.2	1.0	41.2	123.2
Other revenue	(.1)	48.9	—	—	32.2	81.0
Total revenues	945.3	822.0	8.6	(6.7)	100.1	1,869.3
Losses and loss adjustment expenses	452.5	369.2	—	—	—	821.7
Insurance and reinsurance acquisition expenses	185.6	140.6	—	—	—	326.2
Other underwriting expenses	146.2	82.1	—	.1	—	228.4
General and administrative expenses	9.6	35.4	3.8	11.2	86.3	146.3
Interest expense on debt	12.2	19.6	—	—	1.3	33.1
Total expenses	806.1	646.9	3.8	11.3	87.6	1,555.7
Pre-tax income (loss)	$139.2	$175.1	$4.8	$(18.0)	$12.5	$313.6

Note 12. Investments in Unconsolidated Affiliates

White Mountains’ investments in unconsolidated affiliates represent investments in other companies in which White Mountains has a significant voting and economic interest but does not control the entity.

Millions	September 30, 2013	December 31, 2012
Symetra common shares	$350.7	$288.4
Unrealized (losses) gains from Symetra’s fixed maturity portfolio	(25.5)	62.8
Carrying value of Symetra common shares	325.2	351.2
Symetra warrants	—	30.3
Total investment in Symetra	325.2	381.5
Hamer	3.7	4.0
Bri-Mar	2.8	1.9
Pentelia Capital Management	—	.5
Total investments in unconsolidated affiliates	$331.7	$387.9

Symetra
At September 30, 2013 and December 31, 2012, White Mountains owned 20.05 million and 17.40 million common shares of Symetra Financial Corporation (“Symetra”) which represented an approximate 17% and 15% common share ownership. At December 31, 2012, White Mountains also owned warrants to acquire an additional 9.49 million common shares of Symetra. White Mountains accounts for its investment in common shares of Symetra using the equity method. White Mountains accounted for its Symetra warrants as derivatives with changes in fair value recognized through the income statement as a gain or loss recognized through other revenues.  White Mountains used a Black Scholes valuation model to determine the fair value of the Symetra warrants.
On June 20, 2013, both White Mountains and Berkshire Hathaway Inc., which each owned warrants to purchase 9.49 million common shares of Symetra, exercised their warrants in a cashless transaction and each received 2.65 million common shares of Symetra in exchange for their warrants. In addition, Symetra repurchased 6.6 million of its common shares at an average price of $13.44 during the second quarter of 2013. The net effect of Symetra’s share repurchases and the warrant exercises resulted in a basis difference between the GAAP carrying value of White Mountains’ investment in Symetra common shares and the amount derived by multiplying the percentage of White Mountains common share ownership by Symetra’s total GAAP equity. This basis difference totaled $19.3 million, of which $0.4 million is attributable to equity in earnings of unconsolidated affiliates and $18.9 million is attributable to equity in net unrealized gains of unconsolidated affiliates.
At December 31, 2011, due to the prolonged low interest rate environment in which life insurance companies currently operate, White Mountains concluded that its investment in Symetra common shares was other-than-temporarily impaired and wrote down the GAAP book value of the investment to its estimated fair value of $261.0 million, or $15 per share at December 31, 2011.  This impairment also resulted in a basis difference between the GAAP carrying value of White Mountains’ investment in Symetra common shares and the amount derived by multiplying the percentage of White Mountains common share ownership by Symetra’s total GAAP equity. White Mountains recorded $45.9 million of after-tax equity in losses of unconsolidated affiliates and $136.6 million of after-tax equity in net unrealized losses of unconsolidated affiliates.
As a result of the various basis adjustments, White Mountains’ carrying value of its investment in Symetra differs from the carrying value by applying its ownership share against Symetra’s GAAP equity as normally done under the equity method. The pre-tax basis difference is being amortized over a 30-year period pro rata based on estimated future cash flows associated with Symetra’s underlying assets and liabilities to which the basis differences have been attributed. White Mountains continues to record its equity in Symetra's earnings and net unrealized gains (losses). In addition, White Mountains recognizes the amortization of the basis difference through equity in earnings of unconsolidated affiliates and equity in net unrealized gains (losses) from investments in unconsolidated affiliates consistent with the original attribution of the basis differences between equity in earnings and equity in net unrealized gains (losses). For the three and nine months ended September 30, 2013, White Mountains recognized after-tax amortization of $0.7 million and $2.1 million through equity in earnings of unconsolidated affiliates and $2.9 million and $7.9 million through equity in net unrealized gains from investments in unconsolidated affiliates. At September 30, 2013, the pre-tax unamortized basis difference was $187.6 million, of which $39.8 million is attributable to equity in earnings of unconsolidated affiliates and $147.8 million is attributable to equity in net unrealized gains of unconsolidated affiliates.

Immediately prior to the exercise of the warrants, White Mountains recognized a $14.5 million increase in the value of the warrants through other revenues based on the final Black Scholes valuation that was agreed upon between Symetra and White Mountains. The major assumptions used in valuing the Symetra warrants at June 20, 2013 were a risk free rate of a 0.34%, volatility of 26.5%, an expected life of 1.11 years, a strike price of $11.49 per share and a share price of $15.53 per share. During the six months ended June 30, 2013, White Mountains also received dividends of $1.5 million from Symetra on its investment in Symetra warrants that was recorded in net investment income.
The following table summarizes amounts recorded by White Mountains relating to its investment in Symetra for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended			Three Months Ended
	September 30, 2013			September 30, 2012
Millions	Common Shares	Warrants	Total	Common Shares	Warrants	Total
Carrying value of investment in Symetra at beginning of period	$326.0	$—	$326.0	$305.9	$29.8	$335.7
Equity in earnings (1)(2)	8.7	—	8.7	8.8	—	8.8
Equity in net unrealized (losses) gains from Symetra’s fixed maturity portfolio(3)	(7.7)	—	(7.7)	35.2	—	35.2
Dividends received	(1.8)	—	(1.8)	(1.3)	—	(1.3)
Increase in value of warrants	—	—	—	—	(3.6)	(3.6)
Exercise of warrants	—	—	—	—	—	—
Carrying value of investment in Symetra at end of period(4)(5)	$325.2	$—	$325.2	$348.6	$26.2	$374.8
(1) Equity in earnings excludes tax expense of $0.6 and $0.7.
(2) Equity in earnings includes $0.7 and $0.9 increase relating to the pre-tax amortization of the Symetra common share basis difference.
(3) Net unrealized gains includes $3.1 and $3.3 increase relating to the pre-tax amortization of the Symetra common share basis difference.
(4) Includes White Mountains’ equity in net unrealized (losses) gains from Symetra’s fixed maturity portfolio of $(7.7) and $35.2 as of September 30, 2013 and 2012, which exclude deferred tax assets (liabilities) of $0.5 and $2.8.
(5) The aggregate value of White Mountains’ investment in common shares of Symetra was $357.3 based upon the quoted market price of $17.82 per share at September 30, 2013.

	Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012
Millions	Common Shares	Warrants	Total	Common Shares	Warrants	Total
Carrying value of investment in Symetra at beginning of period	$351.2	$30.3	$381.5	$261.0	$12.6	$273.6
Equity in earnings (1)(2)	25.7	—	25.7	26.7	—	26.7
Equity in net unrealized (losses) gains from Symetra’s fixed maturity portfolio(3)	(88.2)	—	(88.2)	64.6	—	64.6
Dividends received	(4.6)	—	(4.6)	(3.7)	—	(3.7)
Increase in value of warrants	—	10.8	10.8	—	13.6	13.6
Exercise of warrants	41.1	(41.1)	—	—	—	—
Carrying value of investment in Symetra at end of period(4)(5)	$325.2	$—	$325.2	$348.6	$26.2	$374.8
(1) Equity in earnings excludes tax expense of $2.0 and $2.2.
(2) Equity in earnings includes $2.2 and $0.9 increase relating to the pre-tax amortization of the Symetra common share basis difference.
(3) Net unrealized gains includes $8.6 and $9.9 increase relating to the pre-tax amortization of the Symetra common share basis difference.
(4) Includes White Mountains’ equity in net unrealized (losses) gains from Symetra’s fixed maturity portfolio of $(25.5) and $64.6 as of September 30, 2013 and 2012, which exclude deferred tax assets (liabilities) of $2.0 and $(5.2).
(5) The aggregate value of White Mountains’ investment in common shares of Symetra was $357.3 based upon the quoted market price of $17.82 per share at September 30, 2013.

During the three and nine months ended September 30, 2013, White Mountains received cash dividends from Symetra of $1.8 million and $4.6 million on its common share investment that were recorded as a reduction of White Mountains’ investment in Symetra.

Hamer and Bri-Mar
White Mountains received equity interests in Hamer and Bri-Mar, two small manufacturing companies distributed to White Mountains in connection with the dissolution of the Tuckerman Capital, LP fund. Effective October 1, 2012, these investments are accounted for under the equity method. For the three and nine months ended September 30, 2013, White Mountains recorded equity in earnings of $0.1 million and $0.5 million for Hamer. For the nine months ended September 30, 2013, White Mountains also received $0.8 million of cash dividends from Hamer. For the three and nine months ended September 30, 2013, White Mountains recorded equity in earnings of $0.4 million and $0.9 million for Bri-Mar. As of September 30, 2013, White Mountains’ investments in Hamer and Bri-Mar were $3.7 million and $2.8 million, respectively.

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

Share-Based Compensation Based on White Mountains Common Shares

WTM Performance Shares
 Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Performance share awards vest, subject to the attainment of performance goals, at the end of a three-year period and are valued based on the market value of common shares at the time awards are paid.  The following table summarizes performance share activity for the three and nine months ended September 30, 2013 and 2012 for performance shares granted under the WTM Incentive Plan and phantom performance shares granted under the Sirius Group Performance Plan (the “WTM Phantom Share Plan”):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	118,976	$34.9	118,450	$32.7	119,357	$29.4	150,064	$66.1
Shares paid or expired(1)	—	—	—	—	(47,310)	(11.0)	(68,357)	(48.4)
New grants	250	—	2,500	—	47,170	—	38,432	—
Assumed forfeitures and cancellations(2)	(6)	(.2)	(1,359)	(.4)	3	(.2)	(548)	.4
Expense recognized	—	7.1	—	6.6	—	23.6	—	20.8
Ending September 30,	119,220	$41.8	119,591	$38.9	119,220	$41.8	119,591	$38.9
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
If the outstanding WTM performance shares had vested on September 30, 2013, the total additional compensation cost to be recognized would have been $35.5 million, based on accrual factors at September 30, 2013 (common share price and payout assumptions).

Performance Shares granted under the WTM Incentive Plan
The following table summarizes performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan at September 30, 2013 for each performance cycle:

Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2013 – 2015	47,170	$8.0
2012 – 2014	37,977	15.8
2011 – 2013	37,130	19.1
Sub-total	122,277	42.9
Assumed forfeitures	(3,057)	(1.1)
Total at September 30, 2013	119,220	$41.8

Restricted Shares
 The following outlines the unrecognized compensation cost associated with the outstanding restricted share awards for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	95,380	$24.5	93,460	$21.5	69,910	$16.8	72,000	$13.3
Issued	250.1		3,700	2.0	25,720	14.4	32,160	15.7
Vested	—	—	—	—	—	—	(7,000)	—
Forfeited	—	—	(1,065)	(.2)	—	—	(1,065)	(.2)
Expense recognized	—	(3.8)	—	(3.2)	—	(10.4)	—	(8.7)
Non-vested at September 30,	95,630	$20.8	96,095	$20.1	95,630	$20.8	96,095	$20.1

During the first nine months of 2013, White Mountains issued 25,720 restricted shares that vest on January 1, 2016. During the first nine months of 2012, White Mountains issued 27,960 restricted shares that vest on January 1, 2015, 1,200 restricted shares that vest on July 16, 2015 and 3,000 restricted shares that vest in two equal annual installments beginning in February 2014.  The unrecognized compensation cost at September 30, 2013 is expected to be recognized ratably over the remaining vesting periods.

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
The following table summarizes performance share activity for the three and nine months ended September 30, 2013 and 2012 for OneBeacon performance shares granted under the OneBeacon Incentive Plan:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	489,867	$2.4	560,577	$3.1	563,190	$1.2	642,667	$9.7
Shares paid or expired(1)	—	—	—	—	(238,658)	—	(258,901)	(7.8)
New awards	—	—	—	—	179,000	—	181,290	—
Assumed forfeitures and cancellations(2)	—	—	(3,354)	—	(13,665)	(.1)	(7,833)	—
Expense recognized	—	.1	—	(2.2)	—	1.4	—	(1.0)
Ending September 30,	489,867	$2.5	557,223	$.9	489,867	$2.5	557,223	$.9
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

If the outstanding OneBeacon performance shares had been vested on September 30, 2013, the total additional compensation cost to be recognized would have been $3.1 million, based on accrual factors at September 30, 2013 (common share price and payout assumptions).
The following table summarizes OneBeacon performance shares outstanding awarded under the OneBeacon Incentive Plan at September 30, 2013 for each performance cycle:

Millions, except share amounts	Target OneBeacon Performance Shares Outstanding	Accrued Expense
Performance cycle:
2013 – 2015	179,000	$.7
2012 – 2014	181,290	1.4
2011 – 2013	142,138.5
Sub-total	502,428	2.6
Assumed forfeitures	(12,561)	(.1)
Total at September 30, 2013	489,867	$2.5

OneBeacon Restricted Shares
 The following summarizes the unrecognized compensation cost associated with the outstanding OneBeacon restricted share awards for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	918,000	$8.0	930,000	$11.2	927,000	$9.6	630,000	$7.7
Issued	—	—	—	—	—	—	300,000	4.6
Vested	—	—	—	—	(9,000)	—	—	—
Forfeited	(3,000)	—	—	—	(3,000)	—	—	—
Expense recognized	—	(.7)	—	(.8)	—	(2.3)	—	(1.9)
Non-vested at September 30,	915,000	$7.3	930,000	$10.4	915,000	$7.3	930,000	$10.4

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
The unrecognized compensation cost at September 30, 2013 is expected to be recognized ratably over the remaining vesting periods.

Note 14. Fair Value of Financial Instruments

White Mountains accounts for its financial instruments at fair value with the exception of 1) the OBH Senior Notes and the SIG Senior Notes, which are recorded as debt liabilities at face value less unamortized original issue discount, and 2) the SIG Preference Shares, which are recorded as non-controlling interest at face value.
The following table summarizes the fair value and book value of financial instruments as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
Millions	Fair Value	Book Value	Fair Value	Book Value
2012 OBH Senior Notes	$272.2	$274.7	$282.4	$274.7
SIG Senior Notes	437.0	399.5	441.9	399.4
SIG Preference Shares	255.0	250.0	257.5	250.0

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

Runoff Transaction
On October 17, 2012, one of OneBeacon’s indirect wholly-owned subsidiaries, OneBeacon Insurance Group LLC, entered into a definitive agreement with Armour, to sell its runoff business (the “Runoff Business”). During three and nine months ended September 30, 2013 and 2012, the results of operations for the Runoff Business have been classified as discontinued operations and are presented, net of related income taxes, in the statement of comprehensive income. Prior year results of operations have been reclassified to conform to the current period’s presentation. The assets and liabilities associated with the Runoff Business as of September 30, 2013 and December 31, 2012 have been presented in the balance sheet as held for sale. The amounts classified as discontinued operations in the statements of operations and cash flows exclude investing and financing activities that are conducted on an overall consolidated level and, accordingly, there were no separately identifiable investments associated with the Runoff Business.
The Pennsylvania Insurance Department (“PID”) is required to conduct an examination of the Runoff Business as part of its regulatory review of the Runoff Transaction. Pursuant to this examination, the PID required a third party actuarial review to provide an independent actuarial assessment of the loss reserves associated with the Runoff Business, which is a normal requirement associated with such examinations. The independent actuarial review was completed on September 9, 2013; the summary report was filed with the PID on September 17, 2013; and the PID posted the summary report to its public web site on September 19, 2013, which OneBeacon referenced in a Form 8-K filed on the same date. The independent actuarial review produced a range of total statutory net loss and LAE reserves of $215 million to $668 million as of March 31, 2013. This compares to the OneBeacon’s recorded statutory net loss and LAE reserves of $166 million as of March 31, 2013.

Two items cause the majority of the difference between OneBeacon’s recorded net loss and LAE reserves and the low end of the range of estimates produced by the independent actuarial review. First, the independent actuaries did not assume that historically favorable loss experience would repeat in the future, causing the low end estimate to be approximately $46 million higher. Second, the provision for estimated costs to administer the runoff claims, as developed by the independent actuarial review, focused mainly on Armour’s estimated cost structure versus OneBeacon’s cost structure, which would have generated a $17 million lower cost estimate.
The high end of the range produced by the independent actuarial review results from the accumulation of conservative selections in many other key assumptions, such as medical inflation costs, mortality experience, lump sum settlement rates, tail factors, and other judgmental items, which are more fully described in Critical Accounting Estimates on pages 74-85 of White Mountains' 2012 Annual Report on Form 10-K.
As of September 30, 2013, the net loss and LAE reserves associated with the Runoff Business totaled $131 million, a reduction due to normal claim runoff. Management believes that the recorded net loss and LAE reserves continue to reflect a reasonable provision for expected future loss and LAE payments and represent management’s best estimate within a range of reasonable estimates.
During the fourth quarter of 2013, OneBeacon’s actuaries will complete additional analyses of the loss and LAE reserves associated with the Runoff Business. In addition to the internal actuaries taking into account the differing assumptions, methods, and analyses produced by the independent actuarial review and other factors, management will consider other sources of information, including runoff claims staffing models and related costs as well as perspectives provided by the PID during the ongoing regulatory approval process. Management will also consider that, for the two most recent quarters since the date of the independent actuarial review, actual loss emergence on the runoff reserves has continued to be consistent with or lower than the expected losses used to estimate its recorded net loss and LAE reserves. This recent claims experience was not considered in the results of the independent actuarial review described above.
While management believes that the recorded loss and LAE reserves make a reasonable provision for future loss and LAE payments related to the Runoff Business, once all factors are considered, including the information contained in the independent actuarial review and recent claims experience, it is possible that the fourth quarter or subsequent internal actuarial analyses may cause the actuarial indications to increase, which could result in an increase in management’s best estimate of loss and LAE reserves associated with the Runoff Business. In the event that OneBeacon records an increase in the loss and LAE reserves associated with the Runoff Business in the fourth quarter or at any time prior to the closing of the Runoff Transaction, the estimated loss on sale from the Runoff Transaction would be reduced by an equal and offsetting amount in the same period. The offset to the estimated loss on sale would reflect the terms of the stock purchase agreement (“SPA”) with Armour, under which Armour has assumed the risk that loss and LAE reserves develop unfavorably from September 30, 2012 onward.
Though the SPA stipulates the amount of reserves and surplus to be transferred to Armour at closing, the PID may require additional reserves and/or surplus as a closing condition. In that event, and to respond to such a closing condition, the SPA provides that OneBeacon would invest in surplus notes issued by the transferring companies, subject to certain limits on the amount of surplus notes issued. OneBeacon believes that the transferred reserves and surplus plus the funding requirements/limitations agreed to in the SPA cover the full range of claim projections produced in the independent actuarial review. The Runoff Transaction is expected to close in the second quarter of 2014. Accordingly, OneBeacon and Armour have amended the SPA to extend the date on which the SPA may be terminated by the parties to July 31, 2014.

Results of Discontinued Operations
For the nine months ended September 30, 2013, the results of discontinued operations included other revenue that was primarily associated with a settlement award in the Safeco Insurance Company of America v. AIG class action related to AIG’s alleged underreporting of workers’ compensation premiums to the National Workers’ Compensation Reinsurance Pool. In light of the ongoing regulatory review of the Runoff Transaction, which includes a third party actuarial review, OneBeacon increased loss reserves by approximately the same amount of the benefit resulting from the class action settlement award.
For the three and nine months ended September 30, 2012, OneBeacon recorded $100.5 million in after-tax losses related to the Runoff Transaction. These losses are composed of a $91.5 million after-tax loss on sale and a $9.0 million after-tax loss related to a reduction in the workers compensation loss reserve discount rate on reserves being transferred as part of the sale. OneBeacon also recognized $6.5 million of after-tax underwriting losses primarily related to unfavorable loss reserve development. The unfavorable development in 2012 was primarily driven by case incurred development on a small number of claims related to multiple peril liability lines and general liability lines and also the impact of an adverse court ruling in Mississippi regarding a disputed assessment from an involuntary pool for hurricane Katrina claims.

Reinsurance
Included in the assets held for sale are reinsurance recoverables from two reinsurance contracts with subsidiaries of Berkshire Hathaway Inc. that OneBeacon was required to purchase in connection with White Mountains’ acquisition of OneBeacon in 2001 (the “OneBeacon Acquisition”): a reinsurance contract with National Indemnity Company (“NICO”) for up to $2.5 billion in old asbestos and environmental (“A&E”) claims and certain other exposures (the “NICO Cover”) and an adverse loss reserve development cover from General Reinsurance Corporation (“GRC”) for up to $570.0 million, comprised of $400.0 million of adverse loss reserve development occurring in years 2000 and prior (the “GRC Cover”) in addition to $170.0 million of reserves ceded as of the date of the OneBeacon Acquisition. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for under GAAP as a seller guarantee. As of September 30, 2013 and December 31, 2012, the total reinsurance recoverables on paid and unpaid losses of $1,292.2 million and $1,401.9 million related to both the NICO cover and the GRC cover have been included in assets held for sale. Both NICO and GRC have an A.M Best rating of A++, Superior, which is the highest of sixteen ratings.
The total reinsurance recoverables on paid and unpaid losses in assets held for sale were $21.8 million and $1,806.7 million as of September 30, 2013. The reinsurance recoverable on unpaid amount is gross of $140.2 million in purchase accounting adjustments that will become recoverable if claims are paid in accordance with current reserve estimates.

Net Assets Held for Sale
The following summarizes the assets and liabilities associated with the businesses classified as held for sale:

Millions	September 30, 2013	December 31, 2012
Assets held for sale
Fixed maturity investments, at fair value	$239.7	$338.1
Reinsurance recoverable on unpaid losses	1,666.5	1,840.8
Reinsurance recoverable on paid losses	21.8	15.6
Insurance premiums receivable	9.8	11.0
Deferred tax asset	3.2	5.1
Other assets	16.2	16.2
Total assets held for sale	$1,957.2	$2,226.8
Liabilities held for sale
Loss and loss adjustment expense reserves	$1,797.1	$2,052.6
Unearned insurance premiums	.2	.5
Ceded reinsurance payable	12.8	21.9
Other liabilities	147.1	151.8
Total liabilities held for sale	1,957.2	2,226.8
Net assets held for sale	$—	$—

Net Income (Loss) from Discontinued Operations
The following summarizes the results of operations, including related income taxes associated with the businesses classified as discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2013	2012	2013	2012
Revenues
Earned insurance premiums	$1.1	$(.4)	$.7	$10.0
Other revenue	.1	—	12.3	—
Total revenues	1.2	(.4)	13.0	10.0
Expenses
Loss and loss adjustment expenses	.1	27.7	7.6	48.4
Insurance and reinsurance acquisition expenses	.1	(.8)	.1	(1.3)
Other underwriting expenses	.4	(1.1)	.3	1.1
Total expenses	.6	25.8	8.0	48.2
Pre-tax income (loss)	.6	(26.2)	5.0	(38.2)
Income tax (expense) benefit	(.2)	10.4	(.2)	13.7
Income (loss) from discontinued operations	.4	(15.8)	4.8	(24.5)
Loss from sale of discontinued operations	—	(91.0)	—	(91.0)
Net income (loss) from discontinued operations	$.4	$(106.8)	$4.8	$(115.5)

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
The following table outlines the computation of earnings (loss) per share for discontinued operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic and diluted earnings (loss) per share numerators (in millions):
Net income (loss) attributable to White Mountains’ common shareholders	$.4	$(106.8)	$4.8	$(115.5)
Allocation of income for participating unvested restricted common shares(1)	—	1.5	—	1.5
Net income (loss) attributable to White Mountains’ common shareholders, net of restricted common share amounts (2)	$.4	$(105.3)	$4.8	$(114.0)
Basic earnings (loss) per share denominators (in thousands):
Total average common shares outstanding during the period	6,176.6	6,590.4	6,208.4	6,885.9
Average unvested restricted common shares(3)	(95.5)	(96.5)	(90.0)	(89.5)
Basic earnings (loss) per share denominator	6,081.1	6,493.9	6,118.4	6,796.4
Diluted earnings (loss) per share denominator (in thousands):
Total average common shares outstanding during the period	6,176.6	6,590.4	6,208.4	6,885.9
Average unvested restricted common shares(3)	(95.5)	(96.5)	(90.0)	(89.5)
Average outstanding dilutive options to acquire common shares (4)	—	—	—	—
Diluted earnings (loss) per share denominator	6,081.1	6,493.9	6,118.4	6,796.4
Basic and diluted earnings (loss) per share (in dollars):	$.06	$(16.21)	$.78	$(16.77)
(1) Restricted shares issued by White Mountains contain dividend participation features, and therefore, are considered participating securities.
(2) Net earnings (loss) attributable to White Mountains’ common shareholders, net of restricted share amounts, is equal to undistributed earnings (loss) for the three and nine months ended September 30, 2013 and 2012.
(3) Restricted common shares outstanding vest either in equal annual installments or upon a stated date (see Note 13).
(4) The diluted earnings (loss) per share denominator for the three and nine months ended September 30, 2013 and 2012 do not include the impact of 125,000 common shares issuable upon exercise of the non-qualified options outstanding as they are anti-dilutive to the calculation.

Note 16. Contingencies

Esurance
On October 7, 2011, the Company completed the sale of its Esurance and Answer Financial subsidiaries (the “Transferred Subsidiaries”) to The Allstate Corporation (“Allstate”) pursuant a Stock Purchase Agreement dated as of May 17, 2011 (filed as an exhibit to the Company’s current report on Form 8-K on May 18, 2011, the “Agreement”).
The Company has certain contingencies under the Agreement as follows:  (i) subject to specified thresholds and limits, the Company generally indemnifies Allstate for breaches of its representations and warranties in the Agreement for a period of eighteen months (although longer for specified representations and warranties) from the closing, (ii) the Company indemnifies Allstate for breaches of certain covenants in the Agreement, including certain agreements by the Company not to solicit certain employees of the Transferred Subsidiaries for three years after the closing, and (iii) subject to specified thresholds and limits, the Company indemnifies Allstate for specified matters related to the pre-closing period, including (a) specified litigation matters, (b) losses of the Transferred Subsidiaries arising from extra-contractual claims and claims in excess of policy limits (“ECO/EPL losses”), (c) certain corporate reorganizations effected to remove entities from the Transferred Subsidiaries that were not being sold in the transaction, and (d) certain tax matters, including certain net operating losses being less than stated levels.  In addition, the Company retains 90% of positive or negative development in the loss reserves of the Transferred Subsidiaries as of the closing date (net of ECO/EPL losses).

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
The following summarizes significant ongoing non-claims related litigation or arbitration as of September 30, 2013:

Esurance Sale
In 2011, the Company sold its Esurance and Answer Financial businesses (the “Transferred Companies”) to Allstate for a purchase price of approximately $1.01 billion.  The purchase price consisted of $700 million plus the tangible book value of the Transferred Companies at the closing, which was estimated to be $308 million.   Following closing, Allstate was required to prepare a final closing statement, including an audited balance sheet for the Transferred Companies as of the closing date.  The Company disputed Allstate’s calculation of tangible book value in the closing statement. The amount in dispute was approximately $20 million.
On August 27, 2013, White Mountains and Allstate reached an agreement settling all disputes relating to the final calculation of tangible book value in the closing statement, as well as the post-closing reserve adjustment for the first interim settlement date. The settlement of the disputed closing statement amounts and the first interim reserve adjustment did not have a material effect on White Mountains’ financial position or results of operations.

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
The Court granted an omnibus motion to dismiss the Noteholder Actions in September 2013 and Plaintiffs have filed a notice of appeal.
        In addition, OneBeacon, OBIC-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. The Committee Action is proceeding, pending lifting of the stay and entry of a further scheduling order.

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
The following discussion also includes three non-GAAP financial measures - adjusted comprehensive income (loss), adjusted book value per share and total adjusted capital - that have been reconciled to their most comparable GAAP financial measures (see page 77). White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Overview
White Mountains ended the third quarter of 2013 with an adjusted book value per share of $622, an increase of 2.8% for the quarter and an increase of 5.9% for the first nine months of 2013, including dividends. White Mountains reported adjusted comprehensive income of $104 million and $212 million for the third quarter and first nine months of 2013 compared to adjusted comprehensive income of $59 million and $173 million for the third quarter and first nine months of 2012. Good investment results due to a rising stock market, solid underwriting performance at both OneBeacon and Sirius Group, and foreign currency gains resulting from a weakening U.S. dollar all contributed to growth in adjusted book value per share for the third quarter of 2013.
OneBeacon's book value per share increased 3.8% for the third quarter and 10.8% for the first nine months of 2013, including dividends. OneBeacon's GAAP combined ratio was 96% for the third quarter of 2013 compared to 95% for the third quarter of 2012, while the GAAP combined ratio was 93% for the first nine months of both 2013 and 2012. The combined ratios for the third quarter and first nine months of 2013 reflect higher loss ratios, offset by lower expense ratios. The third quarter of 2013 included 1 point of unfavorable loss reserve development compared to 1 point of favorable loss reserve development in the third quarter of 2012, while the first nine months of 2013 included no loss reserve development compared to 1 point of favorable loss reserve development in the first nine months of 2012.
Sirius Group's GAAP combined ratio was 89% for the third quarter of 2013 compared to 88% for the third quarter of 2012, while the GAAP combined ratio for the first nine months of 2013 was 83% compared to 85% for the first nine months of 2012. The increase in the third quarter of 2013 was primarily due to higher catastrophe losses, mostly offset by higher favorable loss reserve development and lower agricultural losses. The improvement in the combined ratio for the first nine months was driven by lower agricultural losses and higher favorable loss reserve development, mostly offset by higher catastrophe losses. The third quarter and first nine months of 2012 included $45 million of agriculture losses, primarily as a result of the drought in the Midwestern United States.
White Mountains' total net written premiums decreased 8% and 9% to $513 million and $1,570 million in the third quarter and first nine months of 2013, primarily related to the OneBeacon's exit from the collector car and boat and energy businesses and lower accident and health premiums at Sirius Group. OneBeacon's net written premiums decreased 6% and 11% to $314 million and $826 million in the third quarter and first nine months of 2013. Excluding the $60 million and $167 million of net premiums written in the third quarter and first nine months of 2012 from the exited businesses, White Mountains' net written premiums increased 3% and remained flat for the third quarter and first nine months of 2013 and OneBeacon's net written premiums increased 14% and 8% for the third quarter and first nine months of 2013. Sirius Group's net written premiums decreased 12% and 8% to $196 million and $736 million in the third quarter and first nine months of 2013, mainly due to a decrease in the accident and health line, partially offset by an increase in property lines.

White Mountains' GAAP total return on invested assets was 1.9% and 2.5% for the third quarter and first nine months of 2013, which included 0.6% and 0.0% of currency gains, compared to 2.7% and 4.3% for the third quarter and first nine months of 2012, which included 0.6% and 0.4% of currency gains. In local currencies, White Mountains' fixed income portfolio was up 0.4% in the third quarter of 2013, lagging the longer duration Barclay's Intermediate Aggregate Bond Index of 0.8% as rates fell in the quarter.  For the first nine months of 2013, White Mountains' fixed income portfolio return was 0.0% in local currencies, outperforming the Barclays U.S. Intermediate Aggregate return of (0.9)%. White Mountains' fixed income portfolio returned 2.2% in U.S. dollars (1.5% in local currencies) and 3.9% in U.S. dollars (3.3% in local currencies) for the third quarter and first nine months of 2012, compared to the Barclays U.S. Intermediate Aggregate returns of 1.4% and 3.4%.
White Mountains' value-oriented equity portfolio returned 4.8% and 12.5% for the third quarter and first nine months of 2013, compared to the S&P 500 Index returns of 5.2% and 19.8% for the same periods. In the third quarter of 2013, the two largest separately managed equity accounts, Prospector and Lateef, both outperformed the S&P 500 Index. For the first nine months of 2013, White Mountain's equity return underperformed the S&P index due to an overweight position in gold mining, an underweight position in the consumer discretionary and industrial sectors and the impact of convertible fixed maturity positions (as opposed to common equity securities), which tend to lag the index in strong up markets.
White Mountains' long-term investments returned 1.1% for the third quarter and 5.0% for the first nine months of 2013, which were in line with the HFRX Equal Weighted Strategies Index which returned 1.0% for the third quarter and 4.4% for the first nine months of 2013.
White Mountains' equity portfolio returned 5.1% and 6.3% for the third quarter and first nine months of 2012 compared to the S&P 500 Index returns of 6.3% and 16.4% for the comparable periods.

Adjusted Book Value Per Share
The following table presents White Mountains’ adjusted book value per share and reconciles this non-GAAP measure to the most comparable GAAP measure. (See NON-GAAP FINANCIAL MEASURES on page 77).

	September 30, 2013	June 30, 2013	December 31, 2012	September 30, 2012
Book value per share numerators (in millions):
White Mountains’ common shareholders’ equity	$3,790.0	$3,689.2	$3,731.8	$3,809.3
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	23.5	16.3	(57.7)	(59.3)
Adjusted book value per share numerator (1)	$3,813.5	$3,705.5	$3,674.1	$3,750.0
Book value per share denominators (in thousands of shares):
Common shares outstanding	6,176.7	6,176.5	6,291.0	6,583.7
Unearned restricted shares	(41.2)	(49.2)	(38.7)	(46.8)
Adjusted book value per share denominator (1)	6,135.5	6,127.3	6,252.3	6,536.9
Book value per share (2)	$613.60	$597.29	$593.20	$578.60
Adjusted book value per share (2)	$621.56	$604.75	$587.63	$573.66
(1) Excludes out of-the-money stock options.
(2) During the first nine months of both 2013 and 2012, White Mountains declared and paid a dividend of $1.00 per common share

Review of Consolidated Results

White Mountains’ consolidated financial results for the three and nine months ended September 30, 2013 and 2012 follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2013	2012	2013	2012
Gross written premiums	$573.0	$608.0	$1,838.1	$1,977.4
Net written premiums	$513.3	$559.1	$1,569.9	$1,729.9
Revenues
Earned insurance and reinsurance premiums	$500.4	$536.8	$1,493.3	$1,545.3
Net investment income	27.3	37.6	84.5	119.8
Net realized and unrealized investment gains	28.2	72.7	66.1	123.2
Other revenue — foreign currency translation gains	16.8	33.1	3.4	33.1
Other revenue — Hamer and Bri-Mar	—	8.6	—	24.1
Other revenue — Symetra warrants	—	(3.6)	10.8	13.6
Other revenue — other	1.4	12.2	32.7	10.2
Total revenues	574.1	697.4	1,690.8	1,869.3
Expenses
Losses and LAE	278.3	308.1	797.2	821.7
Insurance and reinsurance acquisition expenses	106.7	107.6	281.0	326.2
Other underwriting expenses	80.4	76.6	244.0	228.4
General and administrative expenses	41.3	50.2	124.0	115.9
General and administrative expenses — Hamer and Bri-Mar	—	7.4	—	21.0
Accretion of fair value adjustment to loss and LAE reserves	.2	1.1	1.5	9.4
Interest expense on debt	11.9	11.3	32.4	33.1
Total expenses	518.8	562.3	1,480.1	1,555.7
Pre-tax income from continuing operations	55.3	135.1	210.7	313.6
Income tax expense	(8.2)	(47.8)	(49.2)	(85.3)
Net income from continuing operations	47.1	87.3	161.5	228.3
Loss from sale of discontinued operations, net of tax	—	(91.0)	—	(91.0)
Net income (loss) from discontinued operations, net of tax	.4	(15.8)	4.8	(24.5)
Equity in earnings of unconsolidated affiliates, net of tax	8.6	7.7	24.9	24.4
Net income (loss)	56.1	(11.8)	191.2	137.2
Net loss attributable to non-controlling interests	1.1	30.9	12.7	2.0
Net income attributable to White Mountains’ common shareholders	57.2	19.1	203.9	139.2
Other comprehensive income (loss), net of tax	39.4	71.9	(72.8)	92.6
Comprehensive income	96.6	91.0	131.1	231.8
Comprehensive (income) loss attributable to non-controlling interests	(.1)	.4	(.1)	.4
Comprehensive income attributable to White Mountains’ common shareholders	96.5	91.4	131.0	232.2
Change in equity in net unrealized losses (gains) from Symetra’s fixed maturity portfolio	7.2	(32.3)	81.2	(59.3)
Adjusted comprehensive income	$103.7	$59.1	$212.2	$172.9

Consolidated Results - Three Months Ended September 30, 2013 versus Three Months Ended September 30, 2012

White Mountains' total revenues decreased 18% to $574 million in the third quarter of 2013.  Earned insurance and reinsurance premiums decreased 7% to $500 million in the third quarter of 2013.  Net investment income was down 27% to $27 million in the third quarter of 2013, primarily from a lower invested asset base, resulting from $232 million of share repurchases over the previous twelve months, and lower investment yields. White Mountains reported net realized and unrealized investment gains of $28 million in the third quarter of 2013, which included $35 million of net realized and unrealized foreign currency losses on investments, compared to $73 million of gains in the third quarter of 2012, which included $52 million of net realized and unrealized foreign currency losses. Most of the net realized and unrealized foreign currency losses on investments are related to GAAP foreign currency translation and are more than offset by gains recognized in other comprehensive income (see “Foreign Currency Translation” on page 64).  Other revenues decreased to $18 million in the third quarter of 2013 from $50 million in the third quarter of 2012. Other revenues in the third quarter of 2013 included $4 million from the extension of the transition service agreement for services provided by OneBeacon on business sold to the Tower Group, Inc. ("Tower") in the personal lines transaction in 2010, while the third quarter of 2012 included a $15 million gain from Sirius Group's sale of its interest in an equity affiliate investment, International Medical Group (“IMG”), a managing general underwriting in the medical and travel business. The third quarter of 2013 also included $17 million in foreign currency translation gains compared to $33 million of foreign currency gains in the third quarter of 2012. The third quarter of 2012 also included $9 million of other revenue related to the consolidation of Hamer and Bri-Mar. Effective October 1, 2012, the results of Hamer and Bri-Mar are no longer consolidated in White Mountains' financial statements.
White Mountains' total expenses decreased 8% to $519 million in the third quarter of 2013.  Losses and LAE decreased 10% in the third quarter of 2013, primarily from lower agricultural losses and higher favorable reserve development at Sirius Group, partially offset by higher catastrophe losses. Insurance and reinsurance acquisition expenses decreased 1%. Other underwriting expenses increased 4%, primarily due to higher incentive compensation expenses and professional fees at Sirius Group.
White Mountains' income tax expense for the third quarter of 2013 and 2012 represented effective tax rates of 14.8% and 35.4%. The effective tax rate for the third quarter of 2013 was lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States. In addition, the effective rate for the third quarter of 2013 reflects the $7 million release of a valuation allowance at OneBeacon related to the restructuring of a surplus note issued to a consolidated insurance reciprocal exchange. The effective tax rate for the third quarter of 2012 was similar to the U.S. statutory rate of 35% due to tax benefits on losses generated in the United States offsetting the tax expenses on income generated in other jurisdictions.

Consolidated Results - Nine Months Ended September 30, 2013 versus Nine Months Ended September 30, 2012

White Mountains' total revenues decreased 10% to $1,691 million in the first nine months of 2013.  Earned insurance and reinsurance premiums decreased 3% to $1,493 million in the first nine months of 2013.  Net investment income was down 29% to $85 million in the first nine months of 2013, primarily from a lower invested asset base, resulting from $749 million of share repurchases since January 2012, and lower investment yields. White Mountains reported net realized and unrealized investment gains of $66 million in the first nine months of 2013, which included $9 million of net realized and unrealized foreign currency losses, compared to $123 million of gains in the first nine months of 2012, which included $49 million of net realized and unrealized foreign currency losses. Most of the net realized and unrealized foreign currency losses on investments are related to GAAP foreign currency translation and are more than offset by gains recognized in other comprehensive income (see “Foreign Currency Translation” on page 64).  Other revenues decreased to $47 million in the first nine months of 2013 from $81 million in the first nine months of 2012. Other revenues in the first nine months of 2013 included $4 million from the extension of the transition service agreement for services provided by OneBeacon on business sold to Tower in the personal lines transaction in 2010, a $23 million gain on OneBeacon's sale of Essentia and a $7 million gain on Sirius' acquisition of American Fuji, while the first nine months of 2012 included a $15 million gain reported by the Sirius Group related to the sale of its interest in IMG. The first nine months of 2013 also included $3 million in foreign currency translation gains, compared to $33 million in foreign currency translation gains in the first nine months of 2012. In addition, the first nine months of 2012 included $11 million of mark-to-market gains on the Symetra warrants compared to $14 million of gains in the first nine months of 2012. In the first nine months of 2012, White Mountains reported other revenues of $24 million related to the consolidation of Hamer and Bri-Mar. Effective October 1, 2012, the results of Hamer and Bri-Mar are no longer consolidated in White Mountains' financial statements.

White Mountains' total expenses decreased 5% to $1,480 million in the first nine months of 2013.  Losses and LAE decreased 3% in the first nine months of 2013, primarily driven by lower business volume and lower losses and LAE at Sirius Group, where lower agricultural losses and higher favorable loss reserve development were mostly offset by higher catastrophe losses. The decrease at Sirius Group was offset somewhat by higher losses and LAE at OneBeacon, driven by lower favorable loss reserve development and a few large losses in OneBeacon's Specialty Property and Entertainment businesses. Insurance and reinsurance acquisition expenses decreased 14% in the first nine months of 2013, primarily due to higher profit commissions accrued at the Sirius Group on ceded European property business and changes in business mix driven by the termination of the underwriting arrangement with Hagerty Insurance Agency, while other underwriting expenses increased 7%, primarily due to higher incentive compensation expenses and professional fees at Sirius Group.
White Mountains' income tax expense for the first nine months of 2013 and 2012 represented effective tax rates of 23.4% and 27.2%. The net effective rates for the first nine months of 2013 and 2012 were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States. In addition, the effective rate for the first nine months of 2013 reflects the $7 million release of a valuation allowance at OneBeacon related to the restructuring of a surplus note issued to a consolidated insurance reciprocal exchange.

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

OneBeacon

Financial results and GAAP combined ratios for OneBeacon for the three and nine months ended September 30, 2013 and 2012 follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2013	2012	2013	2012
Gross written premiums	$331.4	$353.4	$876.5	$983.8
Net written premiums	$314.1	$335.2	$826.1	$930.4

Earned insurance and reinsurance premiums	$278.9	$293.9	$846.2	$846.0
Net investment income	10.1	12.8	30.9	41.5
Net realized and unrealized investment gains	17.0	40.0	19.9	57.9
Other revenue	5.5	(.4)	30.1	(.1)
Total revenues	311.5	346.3	927.1	945.3
Losses and LAE	167.8	164.7	473.7	452.5
Insurance and reinsurance acquisition expenses	53.6	66.6	160.9	185.6
Other underwriting expenses	46.8	47.4	150.7	146.2
General and administrative expenses	4.1	4.4	11.0	9.6
Interest expense on debt	3.3	4.1	9.8	12.2
Total expenses	275.6	287.2	806.1	806.1
Pre-tax income	$35.9	$59.1	$121.0	$139.2

GAAP ratios:
Losses and LAE	60%	56%	56%	54%
Expense	36%	39%	37%	39%
Combined	96%	95%	93%	93%

The following table presents OneBeacon’s book value per share:

(Millions, except per share amounts)	September 30, 2013	June 30, 2013	December 31, 2012	September 30, 2012
OneBeacon book value per share:
OneBeacon's common shareholders’ equity	$1,062.1	$1,042.1	$1,014.5	$1,048.4
OneBeacon common shares outstanding	95.4	95.4	95.4	95.4
OneBeacon book value per common share (1)	$11.13	$10.92	$10.63	$10.99
(1) OneBeacon declared and paid a regular quarterly dividend of $0.21 per common share in each of the first three quarters of 2013 and the last quarter of 2012.

OneBeacon ended the third quarter of 2013 with a book value per share of $11.13, an increase of 3.8% for the quarter and 10.8% for the first nine months of 2013, including dividends. Investment and underwriting results both contributed to the increase in OneBeacon's book value per share for the third quarter and first nine months of 2013. The third quarter of 2013 also includes a $7 million tax benefit related to the release of a valuation allowance at OneBeacon related to the restructuring of a surplus note issued to a consolidated insurance reciprocal exchange and a $4 million pre-tax ($3 million after-tax) benefit from the extension of the transition service agreement for services provided by OneBeacon on business sold to Tower in the personal lines transaction in 2010, while the first nine months of 2013 includes a $23 million pre-tax ($15 million after-tax) gain from the sale of Essentia Insurance Company (“Essentia”) in the first quarter of 2013.

OneBeacon Results - Three Months Ended September 30, 2013 versus Three Months Ended September 30, 2012
OneBeacon's GAAP combined ratio was 96% for the third quarter of 2013 compared to 95% for the third quarter of 2012, as a 4 point increase in the loss and LAE ratio was mostly offset by a 3 point decrease in the expense ratio. The increase in the loss and LAE ratio was driven by losses related to the exited Collector Cars and Boats business and a 2 point unfavorable change in loss reserve development, primarily within the Specialty Property and Entertainment businesses. The third quarter of 2013 included 1 point of unfavorable loss reserve development compared to 1 point of favorable loss reserve development in the third quarter of 2012. Catastrophe losses impacted OneBeacon's GAAP combined ratios by 1 point ($4 million) in the third quarter of 2013 and 2 points ($5 million) in the third quarter of 2012. The decrease in the expense ratio was primarily from lower insurance acquisition expenses due to changes in business mix driven by the termination of the underwriting arrangement with Hagerty Insurance Agency.
OneBeacon's net written premiums decreased 6% in the third quarter of 2013 to $314 million due to the exit from the collector car and boat and energy businesses. Excluding the $60 million of net written premiums from the exited businesses in the third quarter of 2012, net written premiums increased 14%, as all business units contributed to the growth.
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
OneBeacon's net combined ratio was higher than the gross combined ratio by 3 points for the third quarter of 2013 and 5 points for the third quarter of 2012. In both periods the net combined ratio was higher than the gross combined ratio as a result of the cost of the reinsurance programs more than offsetting the benefits from ceded losses.  The gross combined ratio for the third quarter of 2012 was also favorably impacted by the resolution of a significant ocean marine loss that did not impact the net combined ratio as it was ceded under OneBeacon's IMU reinsurance treaty.

OneBeacon Results - Nine Months Ended September 30, 2013 versus Nine Months Ended September 30, 2012
OneBeacon's GAAP combined ratio was 93% for the first nine months of both 2013 and 2012, as a 2 point increase in the loss and LAE ratio was offset by a 2 point decrease in the expense ratio. The increase in the loss LAE ratio was driven by a few large losses in OneBeacon's Specialty Property and Entertainment businesses, as well as several large non-catastrophe losses related to property and inland marine business within IMU and a few large claims in Government Risks. The first nine months of 2013 included 1 point ($10 million) of catastrophe losses compared to 2 points ($13 million) in the first nine months of 2012. The first nine months of 2013 included no loss reserve development compared to 1 point ($8 million) of favorable loss reserve development in the first nine months of 2012. The decrease in the expense ratio for the first nine months of 2013 was primarily from lower insurance acquisition expenses due to changes in business mix driven by the termination of the underwriting arrangement with Hagerty Insurance Agency, partially offset by higher non-claims litigation expenses.

OneBeacon's net written premiums decreased 11% for the first nine months of 2013 to $826 million due to the exit from the collector car and boat and energy businesses. Excluding the $167 million of net written premiums from the exited businesses in the first nine months of 2012, net written premiums increased 8%, as all business units contributed to the growth.
Reinsurance protection. OneBeacon's net combined ratio was higher than the gross combined ratio by 3 points for the first nine months of 2013 and 6 points for the first nine months of 2012. In both periods the net combined ratio was higher than the gross combined ratio as a result of the cost of the reinsurance programs more than off-setting the benefits from ceded losses.  The gross combined ratio for first nine months of 2012 was also favorably impacted by the resolution of a significant ocean marine loss that did not impact the net combined ratio as it was ceded under OneBeacon's IMU reinsurance treaty.

Runoff Transaction
On October 17, 2012, one of OneBeacon’s indirect wholly-owned subsidiaries, OneBeacon Insurance Group LLC, entered into a definitive agreement (the “Runoff Transaction”) with Trebuchet US Holdings, Inc., a wholly-owned subsidiary of Armour Group Holdings Limited (together with Trebuchet, “Armour”), to sell its runoff business (the “Runoff Business”). The Pennsylvania Insurance Department (“PID”) is required to conduct an examination of the Runoff Business as part of its regulatory review of the Runoff Transaction. Pursuant to this examination, the PID required a third party actuarial review to provide an independent actuarial assessment of the loss reserves associated with the Runoff Business, which is a normal requirement associated with such examinations. The independent actuarial review was completed on September 9, 2013; the summary report was filed with the PID on September 17, 2013; and the PID posted the summary report to its public web site on September 19, 2013, which OneBeacon referenced in a Form 8-K filed on the same date. The independent actuarial review produced a range of total statutory net loss and LAE reserves of $215 million to $668 million as of March 31, 2013. This compares to the OneBeacon’s recorded statutory net loss and LAE reserves of $166 million as of March 31, 2013.
Two items cause the majority of the difference between OneBeacon’s recorded net loss and LAE reserves and the low end of the range of estimates produced by the independent actuarial review. First, the independent actuaries did not assume that historically favorable loss experience would repeat in the future, causing the low end estimate to be approximately $46 million higher. Second, the provision for estimated costs to administer the runoff claims, as developed by the independent actuarial review, focused mainly on Armour’s estimated cost structure versus OneBeacon’s cost structure, which would have generated a $17 million lower cost estimate.
The high end of the range produced by the independent actuarial review results from the accumulation of conservative selections in many other key assumptions, such as medical inflation costs, mortality experience, lump sum settlement rates, tail factors, and other judgmental items, which are more fully described in Critical Accounting Estimates on pages 74-85 of White Mountains' 2012 Annual Report on Form 10-K.
As of September 30, 2013, the net loss and LAE reserves associated with the Runoff Business totaled $131 million, a reduction due to normal claim runoff. Management believes that the recorded net loss and LAE reserves continue to reflect a reasonable provision for expected future loss and LAE payments and represent management’s best estimate within a range of reasonable estimates.
During the fourth quarter of 2013, OneBeacon's actuaries will complete additional analyses of the loss and LAE reserves associated with the Runoff Business. In addition to the internal actuaries taking into account the differing assumptions, methods, and analyses produced by the independent actuarial review and other factors, management will consider other sources of information, including runoff claims staffing models and related costs as well as perspectives provided by the PID during the ongoing regulatory approval process. Management will also consider that, for the two most recent quarters since the date of the independent actuarial review, actual loss emergence on the runoff reserves has continued to be consistent with or lower than the expected losses used to estimate its recorded net loss and LAE reserves. This recent claims experience was not considered in the results of the independent actuarial review described above.
While management believes that the recorded loss and LAE reserves make a reasonable provision for future loss and LAE payments related to the Runoff Business, once all factors are considered, including the information contained in the independent actuarial review and recent claims experience, it is possible that the fourth quarter or subsequent internal actuarial analyses may cause the actuarial indications to increase, which could result in an increase in management’s best estimate of loss and LAE reserves associated with the Runoff Business. In the event that OneBeacon records an increase in the loss and LAE reserves associated with the Runoff Business in the fourth quarter or at any time prior to the closing of the Runoff Transaction, the estimated loss on sale from the Runoff Transaction would be reduced by an equal and offsetting amount in the same period. The offset to the estimated loss on sale would reflect the terms of the stock purchase agreement (“SPA”) with Armour, under which Armour has assumed the risk that loss and LAE reserves develop unfavorably from September 30, 2012 onward.

Though the SPA stipulates the amount of reserves and surplus to be transferred to Armour at closing, the PID may require additional reserves and/or surplus as a closing condition. In that event, and to respond to such a closing condition, the SPA provides that OneBeacon would invest in surplus notes issued by the transferring companies, subject to certain limits on the amount of surplus notes issued. OneBeacon believes that the transferred reserves and surplus plus the funding requirements/limitations agreed to in the SPA cover the full range of claim projections produced in the independent actuarial review. OneBeacon now expects the closing date of the Runoff Transaction to occur in the second quarter of 2014. Accordingly, OneBeacon and Armour have amended the SPA to extend the date on which the SPA may be terminated by the parties to July 31, 2014.

Sirius Group

Financial results and GAAP combined ratios for Sirius Group for the three and nine months ended September 30, 2013 and 2012 follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2013	2012	2013	2012
Gross written premiums	$236.4	$254.6	$947.0	$993.6
Net written premiums	$196.3	$223.9	$735.6	$799.5

Earned insurance and reinsurance premiums	$221.4	$242.9	$646.9	$699.3
Net investment income	13.5	16.7	38.0	50.9
Net realized and unrealized investment (losses) gains	(24.7)	(8.9)	(4.9)	22.9
Other revenue - foreign currency translation losses	16.8	33.1	3.4	33.1
Other revenue	—	15.1	7.9	15.8
Total revenues	227.0	298.9	691.3	822.0
Losses and LAE	110.5	143.4	323.5	369.2
Insurance and reinsurance acquisition expenses	52.5	41.0	119.0	140.6
Other underwriting expenses	33.5	29.1	93.0	82.1
General and administrative expenses	7.3	9.1	21.5	26.0
Accretion of fair value adjustment to loss and LAE reserves	.2	1.1	1.5	9.4
Interest expense on debt	6.6	6.5	19.7	19.6
Total expenses	210.6	230.2	578.2	646.9
Pre-tax income	$16.4	$68.7	$113.1	$175.1

GAAP ratios:
Losses and LAE	50%	59%	50%	53%
Expense	39%	29%	33%	32%
Combined	89%	88%	83%	85%

Sirius Group Results - Three Months Ended September 30, 2013 versus Three Months Ended September 30, 2012
Sirius Group's GAAP combined ratio was 89% for the third quarter of 2013 compared to 88% for the third quarter of 2012. The increase in the third quarter of 2013 was primarily due to higher catastrophe losses, mostly offset by higher favorable loss reserve development and lower agricultural losses. The combined ratio for the third quarter of 2013 included 14 points ($31 million) of catastrophe losses, primarily due to $18 million of hail storm losses in Germany and $6 million of flood losses in India, compared to 3 points ($6 million) in the third quarter of last year, mainly due to storm losses in the United States. The combined ratio for the third quarter of 2012 also included 19 points ($45 million) of losses from Sirius Group's agricultural line of business, primarily as a result of the drought in the Midwestern United States. The combined ratio for the third quarter of 2013 included favorable loss reserve development of 7 points ($15 million), primarily due to reductions in property loss reserves from recent underwriting years, compared to favorable loss reserve development of 3 points ($8 million) in the third quarter of 2012, primarily due to reductions in liability and property loss reserves partially offset by increases in asbestos loss reserves.

Sirius Group's gross written premiums decreased 7% for the third quarter of 2013 to $236 million, while net written premiums decreased 12% for the third quarter of 2013 to $196 million.  These decreases were primarily from the accident and health line of business, partially offset by increased property business.  Net earned premiums decreased 9% for the third quarter of 2013 to $221 million primarily due to decreases in the accident and health and aviation lines of business.
Sirius Group's other revenues in the third quarter of 2013 primarily consisted of $17 million of foreign currency translation gains compared to $33 million of foreign currency translation gains in the third quarter of 2012. (See “Foreign Currency Translation” on page 64) In addition, in the third quarter of 2012, Sirius Group sold its interest in IMG for a gain of $15 million.
Sirius Group's insurance and reinsurance acquisition expenses increased $11 million in the third quarter of 2013, primarily due to an $8 million reduction of commission expense that was recorded in the third quarter of 2012 for profit commissions on ceded European property treaties. Sirius Group's other underwriting expenses increased $5 million to $34 million in the third quarter of 2013 compared to $29 million in the third quarter of 2012, primarily due to increased incentive compensation expenses and higher professional fees, primarily related to Lloyd's Syndicate 1945.
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
Sirius Group's net combined ratio was lower than the gross combined ratio by 4 points for the third quarter of 2013 and higher than the gross combined ratio by 5 points for the third quarter of 2012.  For the third quarter of 2013, the lower net combined ratio for the third quarter of 2013 was primarily due to the ceded loss recoveries on hail storm losses in Germany. For the third quarter of 2012, the higher net combined ratio was primarily due to the cost of property retrocessions with limited ceded property loss recoveries, primarily due to the low level of catastrophe losses.

Sirius Group Results - Nine Months Ended September 30, 2013 versus Nine Months Ended September 30, 2012
Sirius Group's GAAP combined ratio was 83% for the first nine months of 2013 compared to 85% for the first nine months of 2012. The improvement was principally due to higher profit commissions earned on ceded property treaties covering European catastrophe excess exposures, higher favorable loss reserve development and lower agricultural losses, mostly offset by higher catastrophe losses. The combined ratio for the first nine months of 2013 included 11 points ($68 million) of catastrophe losses, mainly due to $31 million of flood losses in Central Europe, $18 million of hail storm losses in Germany, $6 million of flood losses in India and $5 million of tornado losses in the Midwestern United States, compared to 2 points ($14 million) of catastrophe losses in the first nine months of 2012, primarily from $7 million of losses from earthquakes in Italy and $3 million of storm losses in the United States. The combined ratio for the first nine months of 2012 also included 7 points of agricultural losses, primarily as a result of a drought in the Midwestern United States. The first nine months of 2013 included 4 points ($26 million) of favorable loss reserve development compared to 2 points for the first nine months of 2012. Favorable loss development for the first nine months of 2013 was primarily due to decreases in property loss reserves, mostly from recent underwriting years, in addition to reductions in loss reserves for the Japan earthquake. For the first nine months of 2012, decreases in prior year property loss reserves were mostly offset by increases to prior year accident and health and asbestos loss reserves.
Sirius Group's gross written premiums decreased 5% for the first nine months of 2013 to $947 million, while net written premiums decreased 8% for the first nine months of 2013 to $736 million.  These decreases were primarily from the accident and health and trade credit lines of business, partially offset by increases in the property lines.  Net written premiums in the first nine months of 2013 also reflect increased retrocessions on the property lines of business compared to the first nine months of 2012. Net earned premiums decreased 8% for the first nine months of 2013 to $647 million due to lower accident and health and trade credit business.
Sirius Group's other revenues in the first nine months of 2013 primarily consisted of pre-tax transaction gains of $7 million from White Mountains Solutions' acquisition of American Fuji and $3 million of foreign currency translation gains compared to $33 million of foreign currency translation gains in the first nine months of 2012. (See “Foreign Currency Translation” on page 64.) In addition, in the third quarter of 2012, Sirius Group sold its interest in IMG for a gain of $15 million.
Sirius Group's insurance and reinsurance acquisition expenses decreased $22 million in the first nine months of 2013, primarily due to lower business volume and higher profit commissions earned on ceded European property treaties. Sirius Group's other underwriting expenses increased $11 million for the first nine months of 2013, primarily due to increased incentive compensation expenses and higher professional fees, primarily related to Lloyd's Syndicate 1945. General and administrative expense decreased by $5 million, primarily due to severance and separation costs reported in the first quarter of 2012.  Accretion of fair value adjustment to losses and LAE reserves decreased by $8 million due to the acceleration of the amortization of the purchase accounting established for the acquisition of Scandinavian Reinsurance Company Ltd. (“Scandinavian Re”) due to a treaty commutation in the first quarter of 2012.

Reinsurance protection.  Sirius Group's net combined ratio equaled the gross combined ratio for the first nine months of 2013 and was 5 points than the gross combined ratio for the first nine months of 2012.  The net and gross combined ratios were the same for the first nine months of 2013 as the cost of property retrocessions was offset by loss recoveries on hail storms in Germany and profit commissions on ceded business. The higher net combined ratio for the first nine months of 2012 was primarily due to the cost of property retrocessions with limited ceded property loss recoveries, primarily due to the low level of catastrophe losses.

HG Global/BAM

The following table presents the components of pre-tax income included in White Mountains' HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$2.9	$—	$2.9
Assumed (ceded) written premiums	2.3	(2.3)	—	—
Net written premiums	$2.3	$.6	$—	$2.9

Earned insurance and reinsurance premiums	$.1	$—	$—	$.1
Net investment income	.2	1.1	—	1.3
Net investment income - BAM Surplus Notes	10.1	—	(10.1)	—
Net realized and unrealized investment gains	.5	2.4	—	2.9
Other revenue	—	.2	—	.2
Total revenues	10.9	3.7	(10.1)	4.5
Insurance and reinsurance acquisition expenses	.1	.5	—	.6
Other underwriting expenses	—	.1	—	.1
General and administrative expenses	.3	8.1	—	8.4
Interest expense - BAM surplus notes	—	10.1	(10.1)	—
Total expenses	.4	18.8	(10.1)	9.1
Pre-tax income (loss)	$10.5	$(15.1)	$—	$(4.6)

	Three Months Ended September 30, 2012
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$—	$—	$—
Assumed (ceded) written premiums	—	—	—	—
Net written premiums	$—	$—	$—	$—

Earned insurance and reinsurance premiums	$—	$—	$—	$—
Net investment income	.1	.6	—	.7
Net investment income - BAM Surplus Notes	8.3	—	(8.3)	—
Net realized and unrealized investment gains	.2	1.0	—	1.2
Other revenue	—	—	—	—
Total revenues	8.6	1.6	(8.3)	1.9
Insurance and reinsurance acquisition expenses	—	—	—	—
Other underwriting expenses	—	.1	—	.1
General and administrative expenses	3.8	11.2	—	15.0
Interest expense - BAM surplus notes	—	8.3	(8.3)	—
Total expenses	3.8	19.6	(8.3)	15.1
Pre-tax income (loss)	$4.8	$(18.0)	$—	$(13.2)

	Nine Months Ended September 30, 2013
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$8.2	$—	$8.2
Assumed (ceded) written premiums	6.4	(6.4)	—	—
Net written premiums	$6.4	$1.8	$—	$8.2

Earned insurance and reinsurance premiums	$.2	$—	$—	$.2
Net investment income	.7	3.3	—	4.0
Net investment income - BAM Surplus Notes	30.2	—	(30.2)	—
Net realized and unrealized investment losses	(1.7)	(8.1)	—	(9.8)
Other revenue	—	.3	—	.3
Total revenues	29.4	(4.5)	(30.2)	(5.3)
Insurance and reinsurance acquisition expenses	.1	1.0	—	1.1
Other underwriting expenses	—	.3	—	.3
General and administrative expenses	1.1	24.2	—	25.3
Interest expense - BAM surplus notes	—	30.2	(30.2)	—
Total expenses	1.2	55.7	(30.2)	26.7
Pre-tax income (loss)	$28.2	$(60.2)	$—	$(32.0)

	Nine Months Ended September 30, 2012
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$—	$—	$—
Assumed (ceded) written premiums	—	—	—	—
Net written premiums	$—	$—	$—	$—

Earned insurance and reinsurance premiums	$—	$—	$—	$—
Net investment income	.1	.6	—	.7
Net investment income - BAM Surplus Notes	8.3	—	(8.3)	—
Net realized and unrealized investment gains	.2	1.0	—	1.2
Other revenue	—	—	—	—
Total revenues	8.6	1.6	(8.3)	1.9
Insurance and reinsurance acquisition expenses	—	—	—	—
Other underwriting expenses	—	.1	—	.1
General and administrative expenses	3.8	11.2	—	15.0
Interest expense - BAM surplus notes	—	8.3	(8.3)	—
Total expenses	3.8	19.6	(8.3)	15.1
Pre-tax income (loss)	$4.8	$(18.0)	$—	$(13.2)

HG Global/BAM Results - Three and Nine Months Ended September 30, 2013 versus Three and Nine Months Ended September 30, 2012
HG Global reported pre-tax income of $11 million and $28 million in the third quarter and first nine months of 2013, which was driven by $10 million and $30 million of interest income on the BAM Surplus Notes. HG Global reported pre-tax income of $5 million in both the third quarter and first nine months of 2012, which was driven by $8 million of interest income on the BAM Surplus Notes, partially offset by startup and operational costs.
BAM reported pre-tax losses of $15 million and $60 million in the third quarter and first nine months of 2013, driven by $10 million and $30 million of interest expense on the BAM Surplus Notes and $8 million and $24 million of operating expenses. BAM's results for the first nine months of 2013 were also impacted by $8 million of unrealized investment losses, most of which were reported in the second quarter due to an increase in interest rates. BAM reported $18 million in pre-tax losses in both the third quarter and first nine months of 2012 that were driven by startup and operational costs and interest expense on the BAM Surplus Notes. (See LIQUIDITY AND CAPITAL RESOURCES, HG Global/BAM, on page 70).

The following table presents amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’ consolidated balance sheet as of September 30, 2013:

	As of September 30, 2013
Millions	HG Global	BAM	Eliminations	Total
Assets
Fixed maturity investments	$97.8	$460.7	$—	$558.5
Short-term investments	6.1	8.2	—	14.3
Total investments	103.9	468.9	—	572.8
Cash	.2	4.4	—	4.6
BAM Surplus Notes	503.0	—	(503.0)	—
Accrued interest receivable on BAM Surplus Notes	48.6	—	(48.6)	—
Other assets	2.4	12.9	(.7)	14.6
Total assets	$658.1	$486.2	$(552.3)	$592.0

Liabilities
BAM Surplus Notes(1)	$—	$503.0	$(503.0)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	48.6	(48.6)	—
Preferred dividends payable to White Mountains' subsidiaries(3)	44.1	—	—	44.1
Preferred dividends payable to non-controlling interests	1.2	—	—	1.2
Other liabilities	6.7	15.3	(.7)	21.3
Total liabilities	52.0	566.9	(552.3)	66.6

Equity
White Mountains’ common shareholders’ equity	589.5	—	—	589.5
Non-controlling interests	16.6	(80.7)	—	(64.1)
Total equity	606.1	(80.7)	—	525.4
Total liabilities and equity	$658.1	$486.2	$(552.3)	$592.0

(1)	Under GAAP, the BAM Surplus Notes are classified as debt by the issuer. Under Statutory accounting, they are classified as Surplus.

(2)
Under GAAP, interest accrues daily on the BAM Surplus Notes. Under Statutory accounting, interest is not accrued on the BAM Surplus Notes until it has been approved for payment by insurance regulators.

(3)	Dividends on HG Global preferred shares payable to White Mountains' subsidiaries are eliminated in White Mountains' consolidated financial statements.

The following table presents the gross par value of policies priced and closed by BAM for the three and nine months ended September 30, 2013:

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Gross par value of primary market policies priced	$1,086.2	$3,215.1
Gross par value of secondary market policies priced	80.9	174.0
Total gross par value of market policies priced	1,167.1	3,389.1

Less: Gross par value of policies priced yet to close	(276.3)	(276.3)
Gross par value of policies closed that were previously priced	124.8	3.3
Total gross par value of market policies closed	$1,015.6	$3,116.1

Other Operations

A summary of White Mountains’ financial results from its Other Operations segment for the three and nine months ended September 30, 2013 and 2012 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2013	2012	2013	2012
Net investment income	$2.4	$7.4	$11.6	$26.7
Net realized and unrealized investment gains	33.0	40.4	60.9	41.2
Other revenue — Hamer and Bri-Mar (1)	—	8.6	—	24.1
Other revenue — Symetra warrants	—	(3.6)	10.8	13.6
Other revenue	(4.3)	(2.5)	(5.6)	(5.5)
Total revenues	31.1	50.3	77.7	100.1
General and administrative expenses — Hamer and Bri-Mar (1)	—	7.4	—	21.0
General and administrative expenses	21.5	21.7	66.2	65.3
Interest expense — debt	2.0	.7	2.9	1.3
Total expenses	23.5	29.8	69.1	87.6
Pre-tax income	$7.6	$20.5	$8.6	$12.5
(1) As of October 1, 2012, Hamer and Bri-Mar are no longer consolidated and are accounted for as investments in unconsolidated affiliates.

Other Operations Results - Three and Nine Months Ended September 30, 2013 versus Three and Nine Months Ended September 30, 2012
White Mountains' Other Operations segment reported pre-tax income of $8 million and $9 million in the third quarter and first nine months of 2013, compared to pre-tax income of $21 million and $13 million in the third quarter and first nine months of 2012. White Mountains' Other Operations segment reported net realized and unrealized investment gains of $33 million and $61 million in third quarter and first nine months of 2013 compared to net realized and unrealized investment gains of $40 million and $41 million in the third quarter and first nine months of 2012 (see Investment Returns on page 62). The Other Operations segment reported net investment income of $2 million and $12 million in third quarter and first nine months of 2013 compared to $7 million and $27 million in the third quarter and first nine months of 2012, primarily due to a lower invested asset base resulting from share repurchases, and lower investment yields. The value of White Mountains' investment in Symetra warrants prior to their exercise during the second quarter of 2013 (see Investment in Symetra Common Shares on page 64) increased $11 million in the first nine months of 2013 compared to a decrease of $4 million and an increase of $14 million in the third quarter and first nine months of 2012. WM Life Re reported losses of $7 million and $16 million in the third quarter and first nine months of 2013 compared to $3 million and $14 million in the third quarter and first nine months of 2012.
On October 17, 2013, White Mountains and Tokio Marine completed a novation whereby Sirius International’s obligations on its reinsurance contract covering guaranteed living and death benefits of Japanese variable annuity contracts were transferred to WM Life Re.  As a result, Sirius International no longer has any obligation or liability relating to these agreements.  White Mountains has made a maximum capital commitment of $202 million to WM Life Re, which includes up to $127 million in the form of a keep-well agreement.

II. Summary of Investment Results

Investment Returns
For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a better comparison to benchmark returns, while all dollar amounts are presented net of any management fees and trading expenses.  A summary of White Mountains’ consolidated pre-tax investment results for the three and nine months ended September 30, 2013 and 2012 follows:

	Three Months Ended		Nine Months Ended
Pre-tax investment results	September 30,		September 30,
Millions	2013	2012	2013	2012
Net investment income	$27.3	$37.6	$84.5	$119.8
Net realized and unrealized investment gains (1)	28.2	72.7	66.1	123.2
Change in foreign currency translation on investments recognized through other comprehensive income (2)	75.6	92.5	19.0	80.6
Total GAAP pre-tax investment gains	$131.1	$202.8	$169.6	$323.6
(1) Includes foreign currency losses of $34.8, $52.1, $9.0, and $49.1.
(2) Excludes non-investment related foreign currency losses of $29.3, $48.3, $11.1 and $43.5.

Gross investment returns and benchmark returns

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Fixed maturity investments	1.2%	2.4%	0.0%	4.3%
Short-term investments	1.1%	0.6%	0.1%	0.7%
Total fixed income	1.1%	2.2%	0.0%	3.9%
Barclay’s U.S. Intermediate Aggregate Index	0.8%	1.4%	(0.9)%	3.4%
Common equity securities	6.0%	7.7%	15.6%	9.3%
Convertible fixed maturity investments	3.9%	1.7%	1.2%	4.3%
Other long-term investments	1.1%	(1.4)%	5.0%	(1.7)%
Total equities, convertibles and other long-term investments	4.8%	5.1%	12.5%	6.3%
S&P 500 Index (total return)	5.2%	6.3%	19.8%	16.4%
Total consolidated portfolio	1.9%	2.7%	2.5%	4.3%

White Mountains’ GAAP pre-tax total return on invested assets was 1.9% and 2.5% for the third quarter and first nine months of 2013, which included 0.6% and 0.0% of foreign currency gains, compared to 2.7% and 4.3% for the third quarter and first nine months of 2012, which included 0.6% and 0.4% of foreign currency gains.

Fixed income results
White Mountains maintains a high-quality, short-duration fixed income portfolio. At September 30, 2013, the fixed income portfolio duration was approximately 2.2 years, including short term investments, compared to 2.4 years at September 30, 2012. In U.S. dollars, White Mountains fixed income portfolio returned 1.1% in the third quarter of 2013. In local currencies, White Mountains' fixed income portfolio returned 0.4% in the third quarter of 2013, lagging the longer duration Barclay's Intermediate Aggregate Bond Index by 0.4% as rates fell.  White Mountains' fixed income portfolio returned 0.0% in U.S. dollars (0.0% in local currencies) for the first nine months of 2013, outperforming the Barclay's Intermediate Aggregate return of (0.9)%.
White Mountains' fixed income portfolio returned 2.2% in U.S. dollars (1.5% in local currencies) and 3.9% in U.S. dollars (3.3% in local currencies) for the third quarter and first nine months of 2012, compared to the Barclays U.S. Intermediate Aggregate returns of 1.4% and 3.4%.

Equities, convertibles and other long-term investments results
White Mountains maintains a value-oriented common equity portfolio, approximately 16% of GAAP invested assets at September 30, 2013. White Mountains' common equity portfolio returned 6.0% for the third quarter and 15.6% for first nine months of 2013, outperforming the S&P 500 Index return of 5.2% for the quarter and lagging the S&P 500 Index return of 19.8% for the first nine months of 2013.

WM Advisors has a sub-advisory agreement with Prospector Partners LLC (“Prospector”), a registered investment adviser, under which Prospector manages most of White Mountains’ publicly-traded common equity securities and convertible fixed maturity securities. White Mountains also has separate equity portfolios managed by Lateef Investment Management (“Lateef”) and Silchester International Investors ("Silchester"). The following table summarizes the performance in local currencies of each of White Mountains’ separately managed equity portfolios for the third quarter and first nine months of 2013:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Separate Accounts(1)	2013	2013
Prospector Capital Appreciation	5.9%	12.5%
Prospector All Cap Value	4.5%	19.1%
Lateef Multi-Cap Growth Equity	10.3%	19.3%
Silchester International Equities	7.7%	25.4%

S&P 500 Index	5.2%	19.8%
(1) Separate account portfolios include common equities, convertible fixed maturities and cash available for reinvestment.

Prospector’s performance in the third quarter of 2013 reflects overweight positions in the materials and financials sectors and underweight positions in the consumer discretionary, industrials and technology sectors, relative to the S&P 500 Index.  Prospector’s performance for the first nine months of 2013 reflects an overweight position in gold mining, an underweight position in the consumer discretionary and industrial sectors and the impact of convertible fixed maturity positions (as opposed to common equity securities), which tend to lag the index in strong up markets.
Total annualized returns for White Mountains’ separate accounts managed by Prospector compared to the annualized total returns of the S&P 500 Index are as follows:

	Periods ending September 30, 2013
Annualized returns	1-year	3-years	5-years	Since Inception(1)
Prospector separate accounts	14.1%	9.7%	5.6%	7.4%
S&P 500 Index	19.3%	16.2%	10.0%	6.0%
(1) Annualized total returns since the inception of the Prospector separate account in the beginning of 2005, which was established in connection with an investment management agreement between Prospector and White Mountains whereby Prospector serves as a discretionary adviser with respect to specified assets, primarily equity securities.

The Lateef separate account is a highly concentrated portfolio, and relative performance is often influenced positively or negatively by one or two positions.  Lateef’s performance in the third quarter of 2013 reflects specific positions in the industrial and consumer discretionary sectors.
White Mountains maintains a portfolio of other long-term investments, mainly investments in hedge funds (primarily equity long/short) and private equity funds. The portfolio is positioned to underperform in up markets and outperform in down markets.  White Mountains' long-term investments returned 1.1% for the third quarter and 5.0% for the first nine months of 2013. These returns lagged the S&P 500 Index return during both periods and were in line with the HFRX Equal Weighted Strategies Index which returned 1.0% for the quarter and 4.4% for the first nine months of 2013.
White Mountains' common equity portfolio represented approximately 14% of GAAP invested assets at September 30, 2012. The common equity portfolio returned 7.7% and 9.3% for the third quarter and first nine months of 2012 compared to the S&P 500 Index returns of 6.3% and 16.4% for the comparable periods.

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
At December 31, 2012, the carrying value of White Mountains' investment in Symetra common shares used in the calculation of adjusted book value per share was $16.58 per Symetra common share. During the third quarter and first nine months of 2013, White Mountains recorded $8 million and $24 million in equity in earnings from its investment in Symetra's common shares, which increased the value of the investment in Symetra's common shares used in the calculation of White Mountains' adjusted book value per share to $17.49 per Symetra common share at September 30, 2013. This compares to Symetra's quoted stock price of $17.82 and Symetra's book value per common share excluding unrealized gains and losses from its fixed maturity investment portfolio of $19.47. See Note 12 - Investment in Unconsolidated Subsidiaries.

Foreign Currency Translation
A summary of the impact of foreign currency translation on White Mountains’ consolidated financial results for the three and nine months ended September 30, 2013 and 2012 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2013	2012	2013	2012
Net realized and unrealized investment losses — foreign currency	$(34.8)	$(52.1)	$(9.0)	$(49.1)
Other revenue — foreign currency translation gains	16.8	33.1	3.4	33.1
Total foreign currency translation losses recognized through net income, pre-tax	(18.0)	(19.0)	(5.6)	(16.0)
Income tax expense	(1.6)	(.7)	(.9)	(2.0)
Total foreign currency translation losses recognized through net income, after tax	(19.6)	(19.7)	(6.5)	(18.0)

Change in foreign currency translation on investments	75.6	92.5	19.0	80.6
Change in foreign currency translation on non-investment net liabilities	(29.3)	(51.1)	(11.1)	(45.9)
Total foreign currency translation gains recognized through other comprehensive income	46.3	41.4	7.9	34.7

Total foreign currency gains recognized through comprehensive income	$26.7	$21.7	$1.4	$16.7

At September 30, 2013, White Mountains’ investment portfolio included $1.1 billion in non-U.S. dollar-denominated investments, most of which are held at Sirius International Insurance Corporation (“Sirius International”) and are denominated in Swedish kronor or euros. The value of the investments in this portfolio is impacted by changes in the exchange rate between the U.S. dollar and the kronor and between the U.S. dollar and the euro.  During the third quarter and first nine months of 2013, the U.S. dollar weakened 5% and 1% against the kronor. During the third quarter and first nine months of 2013, the U.S. dollar weakened 3% and 2% against the euro. These currency movements resulted in approximately $41 million and $10 million of pre-tax foreign currency investment gains in the third quarter and first nine months of 2013, which are recorded as components of net realized and unrealized investment gains and change in foreign currency translation on investments (recognized through other comprehensive income).  During the third quarter and first nine months of 2012, the U.S. dollar weakened 5% against the kronor and weakened 2% and strengthened 1% against the euro.  These currency movements resulted in approximately $40 million and $32 million of pre-tax foreign currency investment gains for the three and nine months ended September 30, 2012.
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
 The amount of foreign currency translation on Sirius International’s U.S. dollar-denominated investments recognized as an increase of other comprehensive income and a decrease of net income was $34 million and $11 million for the third quarter and first nine months of 2013. The amount of foreign currency translation on Sirius International’s U.S. dollar-denominated investments recognized as an increase of other comprehensive income and a decrease of net income was $39 million and $35 million for the third quarter and first nine months of 2012.

Investments by Country of Issue
White Mountains’ investment portfolio consists of debt and equity securities issued in over 30 countries worldwide. The United States represents the country of issue for 79% of White Mountains’ fixed maturity, common equity and convertible fixed maturity investment portfolio. White Mountains has no direct sovereign risk exposure to European peripheral countries Ireland, Greece, Portugal, Spain and Italy (“peripheral countries”). White Mountains’ portfolio includes 0.4% of total fixed maturity, convertible fixed maturity and common equity investments issued from peripheral countries at September 30, 2013. However, White Mountains has indirect exposure to peripheral countries through securities issued from non-peripheral countries as the issuers of the securities could have exposure to peripheral countries.

The following tables list White Mountains’ investments in fixed maturities, common equities and convertible fixed maturities at September 30, 2013 categorized as financial or non-financial investments and by country of issue:

September 30, 2013
Millions	Fair value
Debt securities issued by corporations:
Non-financial
Australia	$42.5
Bermuda	21.9
Canada	158.9
France	37.0
Greece	—
Ireland	1.6
Italy	10.9
Netherlands	121.1
Portugal	—
Spain	7.4
Sweden	26.6
United Kingdom	95.2
United States	1,343.1
Other	24.0
Total non-financial debt	1,890.2
Financial
Australia	15.8
Greece	—
Ireland	—
Italy	—
Netherlands	10.2
Portugal	—
Spain	—
United Kingdom	20.2
United States	357.0
Other	23.8
Total financial debt	427.0
Total debt securities issued by corporations	2,317.2
Mortgage-backed and asset-backed securities:
Sweden	66.0
United Kingdom	4.2
United States	1,845.6
Total mortgage-backed and asset-backed securities	1,915.8
Foreign government, agency and provincial obligations:
Canada	46.0
France	50.7
Germany	25.8
Greece	—
Ireland	—
Italy	—
Japan	24.6
Portugal	—
Spain	—
Sweden	285.7
Other	10.0
Total foreign government, agency and provincial obligations	442.8
US Government and agency obligations(1)	388.2
Municipal obligations(1)	5.5
Preferred stocks(1)	84.2
Total fixed maturity investments(2)	$5,153.7
(1) All securities were issued in the United States.
(2) Carrying value includes $239.7 that is classified as assets held for sale relating to discontinued operations.

September 30, 2013
Millions	Fair value
Common equity securities:
Non-financial
Canada	$18.1
Greece	1.2
Ireland	—
Italy	—
Japan	18.3
Portugal	.4
South Africa	8.5
Spain	1.8
Switzerland	7.5
United Kingdom	11.9
United States	662.4
Other	54.2
Total non-financial common equity securities	784.3

Financial
Bermuda	56.8
Cayman Islands	4.4
Ireland	3.0
United States	260.9
Other	1.3
Total financial common equity securities	326.4
Total common equity securities	$1,110.7

Convertible fixed maturities:
Canada	$2.1
United States	76.6
Other	6.1
Total convertible fixed maturity investments	$84.8

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

During the first nine months of 2013, ASIC paid a $190 million extraordinary return of capital to OBIC. During the first nine months of 2013, OBIC paid $190 million of dividends to its immediate parent.
During the first nine months of 2013, OneBeacon's unregulated insurance operating subsidiaries paid $17 million of dividends to their immediate parent. At September 30, 2013, OneBeacon's unregulated insurance operating subsidiaries had $67 million of net unrestricted cash, short-term investments and fixed maturity investments. During the third quarter of 2013, OneBeacon contributed $55 million to Split Rock.
During the first nine months of 2013, OneBeacon Ltd. paid $60 million of regular quarterly dividends to its common shareholders. White Mountains received $45 million of these dividends.
At September 30, 2013, OneBeacon Ltd. and its intermediate holding companies had $392 million of net unrestricted cash, short-term investments and fixed maturity investments and $37 million of common equity securities and convertible fixed maturity investments outside of its regulated and unregulated insurance operating subsidiaries.

Sirius Group:
Subject to certain limitations under Swedish law, Sirius International is permitted to transfer a portion of its pre-tax income to its Swedish parent companies to minimize taxes (referred to as a group contribution). In 2013, Sirius International currently intends to transfer approximately $103 million (based on the September 30, 2013 SEK to USD exchange rate) of its 2012 pre-tax income to its Swedish parent companies as a group contribution, $72 million of which was transferred during the first nine months of 2013.
Sirius International has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, Sirius International has allocated the majority of its pre-tax income, after group contributions to its Swedish parent companies, to the Safety Reserve (see “Safety Reserve” on page 70). At December 31, 2012, Sirius International had $852 million (based on the December 31, 2012 SEK to USD exchange rate) of unrestricted statutory surplus, which is available for distribution in 2013. The amount of dividends available to be paid by Sirius International in any given year is also subject to cash flow and earnings generated by Sirius International’s business, as well as to dividends received from its subsidiaries, including Sirius America Insurance Company (“Sirius America”). During the first nine months of 2013, Sirius International distributed $79 million of dividends to its immediate parent, $75 million of which had been declared and accrued in December 2012.
Sirius America has the ability to pay dividends during any twelve-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. Based upon 2012 statutory net investment income, Sirius America has the ability to pay $15 million of dividends during 2013 without prior approval of regulatory authorities, subject to the availability of earned surplus.  At December 31, 2012, Sirius America had $56 million of earned surplus and $528 million of statutory surplus.  Sirius America did not pay any dividends to its immediate parent during the first nine months of 2013.
During the first nine months of 2013, Sirius Group distributed $150 million of dividends to its immediate parent, $75 million of which had been declared and accrued in December 2012.
At September 30, 2013, Sirius Group and its intermediate holding companies had $22 million of net unrestricted cash, short-term investments and fixed maturity investments and $20 million of other long-term investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries.

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

Safety Reserve
Subject to certain limitations under Swedish law, Sirius International is permitted to transfer pre-tax income amounts into an untaxed reserve referred to as a safety reserve. At September 30, 2013, Sirius International's safety reserve amounted to SEK 9.7 billion, or $1.5 billion (based on the September 30, 2013 SEK to USD exchange rate). Under GAAP, an amount equal to the safety reserve, net of a related deferred tax liability established at the Swedish tax rate of 22.0%, is classified as shareholder’s equity. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain prescribed levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities apply no taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International's safety reserve ($331 million at September 30, 2013) is included in solvency capital. Access to the safety reserve is restricted to coverage of insurance and reinsurance losses. Access for any other purpose requires the approval of Swedish regulatory authorities. Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the $1.5 billion balance of the safety reserve, without any provision for deferred taxes, in Sirius International's capital when assessing Sirius International's financial strength.

HG Global/BAM:
HG Global has $613 million face value of preferred shares outstanding, of which White Mountains owns 97.3%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. HG Global did not declare or pay any preferred dividends in 2012 or the first nine months of 2013. As of September 30, 2013, HG Global has accrued $45 million of dividends payable to holders of its preferred shares, $44 million of which is payable to White Mountains and eliminated in consolidation.
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
Interest on the BAM Surplus Notes is payable quarterly at a fixed annual rate of 8.0%. BAM manages its affairs on a statutory accounting basis. BAM's statutory surplus includes surplus notes and is not reduced by accruals of interest expense on the surplus notes. Interest and principal payments are subject to approval of the New York Department of Financial Services (“NYDFS”). Interest expense on the BAM Surplus Notes does not reduce BAM's statutory surplus until the payment of the interest is approved by the NYDFS. BAM did not pay any interest on the BAM Surplus Notes in 2012 or the first nine months of 2013. As of September 30, 2013, BAM has accrued $49 million of interest payable to HG Global on the BAM Surplus Notes. BAM’s members’ surplus, as reported to regulatory authorities as of December 31, 2012 was $484 million.

Other Operations:
During the first nine months of 2013, WM Advisors did not pay any dividends to its immediate parent. At September 30, 2013, WM Advisors had approximately $15 million of net unrestricted cash, short-term investments and fixed maturity investments.
At September 30, 2013, the Company and its intermediate holding companies had $173 million of net unrestricted cash, short-term investments and fixed maturity investments, $453 million of common equity securities and $141 million of other long-term investments included in its Other Operations segment. During the first nine months of 2013, White Mountains paid a $6 million common share dividend.

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
The following table illustrates White Mountains’ consolidated insurance float position as of September 30, 2013 and December 31, 2012:

($ in millions)	September 30, 2013	December 31, 2012
Total investments	$7,057.5	$7,278.1
BAM total cash and investments	(473.3)	(488.4)
BAM Surplus Notes held by HG Global	503.0	503.0
Consolidated limited partnership investments(1)	(47.0)	(91.2)
Cash	411.0	462.4
Investments in unconsolidated affiliates	331.7	387.9
Equity in net unrealized losses (gains) from Symetra’s fixed maturity portfolio	25.5	(62.8)
Cash and investments posted as collateral by WM Life Re(2)	(114.8)	(393.6)
Net investment assets classified within assets held for sale	239.7	338.1
Accounts receivable on unsettled investment sales	38.2	3.9
Accounts payable on unsettled investment purchases	(28.1)	(11.4)
Interest-bearing funds held by ceding companies(3)	78.9	85.1
Interest-bearing funds held under reinsurance treaties(4)	(21.0)	(17.7)
Net investment assets	$8,001.3	$7,993.4
Total White Mountains’ common shareholders’ equity	$3,790.0	$3,731.8
Non-controlling interest—OneBeacon Ltd.	263.3	251.4
Non-controlling interest—SIG Preference Shares	250.0	250.0
Debt	676.3	751.2
Total capital(1)	4,979.6	4,984.4
Equity in net unrealized losses (gains) from Symetra’s fixed maturity portfolio, net of applicable taxes	23.5	(57.7)
Total adjusted capital	$5,003.1	$4,926.7
Insurance float	$2,998.2	$3,066.7
Insurance float as a multiple of total adjusted capital	0.6x	0.6x
Net investment assets as a multiple of total adjusted capital	1.6x	1.6x
Insurance float as a multiple of White Mountains’ common shareholders’ equity	0.8x	0.8x
Net investment assets as a multiple of White Mountains’ common shareholders’ equity	2.1x	2.1x

(1)	Total capital only includes non-controlling interests that White Mountains benefits from the return on or has the ability to utilize the net assets supporting this non-controlling interest.

(2)	Consists of cash, fixed maturity and short-term investments held by WM Life Re and posted as collateral to its variable annuity reinsurance counterparties.

(3)	Excludes funds held by ceding companies from which White Mountains does not receive interest credits.

(4)	Excludes funds held by White Mountains under reinsurance treaties for which White Mountains does not provide interest credits.

During the first nine months of 2013, insurance float decreased by $69 million, primarily due to the continued runoff of reserves at OneBeacon and runoff of Sirius Group's casualty business and payments of losses incurred in 2010 and 2011 related to major catastrophes, primarily from hurricane Sandy and earthquakes in Chile, Japan and New Zealand.  These catastrophe losses increased White Mountains’ insurance float when they were first recorded, which is now reversing and decreasing insurance float as the catastrophe losses are paid. Based on September 30, 2013 balances, the closing of the Runoff Transaction is expected to decrease insurance float by approximately $240 million.

Financing

The following table summarizes White Mountains’ capital structure as of September 30, 2013 and December 31, 2012:

($ in millions)	September 30, 2013	December 31, 2012
2012 OBH Senior Notes, carrying value	$274.7	$274.7
SIG Senior Notes, carrying value	399.5	399.4
WTM Bank Facility	—	—
Previous WTM Bank Facility	—	75.0
Old Lyme Note	2.1	2.1
Total debt	676.3	751.2
Non-controlling interest—OneBeacon Ltd.	263.3	251.4
Non-controlling interest—SIG Preference Shares	250.0	250.0
Total White Mountains’ common shareholders’ equity	3,790.0	3,731.8
Total capital (1)	4,979.6	4,984.4
Equity in net unrealized gains from Symetra’s fixed maturity portfolio	23.5	(57.7)
Total adjusted capital	$5,003.1	$4,926.7

Total debt to total adjusted capital	14%	15%
Total debt and preference shares to total adjusted capital	19%	20%
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
On August 14, 2013, White Mountains entered into a revolving credit facility with a syndicate of lenders administered by Wells Fargo Bank, N.A. which has a total commitment of $425 million and a maturity date of August 14, 2018 (the “WTM Bank Facility”). The WTM Bank Facility replaced White Mountains' previous revolving credit facility administered by Bank of America, N.A., which had a total commitment of $375 million (the “Previous WTM Bank Facility”). As of December 31, 2012, White Mountains had $75 million outstanding under the Previous WTM Bank Facility, which the Company repaid in January 2013. As of September 30, 2013, the WTM Bank Facility was undrawn.
The WTM Bank Facility contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under this facility and result in acceleration of principal repayment on any amounts outstanding. At September 30, 2013, White Mountains was in compliance with all of the covenants under the WTM Bank Facility and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.
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

The 2012 OBH Senior Notes and the SIG Senior Notes were issued under indentures that contain restrictive covenants which, among other things, limit the ability of OneBeacon, Ltd., OBH, SIG and their respective subsidiaries to create liens and enter into sale and leaseback transactions and limits the ability of OneBeacon, Ltd., OBH, SIG and their respective subsidiaries to consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which OneBeacon, Ltd., OBH or SIG must adhere. At September 30, 2013, OneBeacon, Ltd., OBH and SIG were in compliance with all of the covenants under the 2012 OBH Senior Notes and the SIG Senior Notes, and anticipate they will continue to remain in compliance with these covenants for the foreseeable future.

Interest Rate Cap
In May 2007, SIG issued $250 million non-cumulative perpetual preference shares (the “SIG Preference Shares”), with an initial fixed annual dividend rate of 7.506%. In June 2017, the fixed rate will move to a floating rate equal to the greater of (i) 7.506% and (ii) 3-month LIBOR plus 320 bps. In July 2013, SIG executed a 5-year forward LIBOR cap (the “Interest Rate Cap”) for the period from June 2017 to June 2022 to protect against a significant increase in interest rates during that 5-year period. The Interest Rate Cap fixes the annual dividend rate on the SIG Preference Shares from June 2017 to June 2022 at 8.30%. The cost of the Interest Rate Cap was an upfront premium of 395 bps of the $250 million notional value, or $10 million for the full notional amount.

Share Repurchases

During the past several years, White Mountains' board of directors has authorized the Company to repurchase its common shares, from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. At September 30, 2013, White Mountains may repurchase an additional 545,496 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its board of directors.
White Mountains did not repurchase any of its common shares during the third quarter of 2013. During the first nine months of 2013, White Mountains repurchased a total of 141,535 of its common shares for $80 million at an average share price of $564, which was 91% of White Mountains' adjusted book value per share of $622 at September 30, 2013. These repurchases were comprised of (1) 140,000 common shares repurchased in a private transaction under the board authorization for $79 million at an average share price of $564; and (2) 1,535 common shares repurchased pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not fall under the board authorization referred to above.

Cash Flows

Detailed information concerning White Mountains’ cash flows during the nine months ended September 30, 2013 and 2012 follows:

Cash flows from operations for the nine months ended September 30, 2013 and 2012
Net cash flows from continuing operations was a source of $23 million and $27 million in the first nine months of 2013 and 2012, respectively. A decrease in cash flows from continuing operations in the first nine months of 2013 from the settlements and purchases of derivative instruments at WM Life Re and payments made on losses related to hurricane Sandy was mostly offset by an increase in cash provided by continuing operations at OneBeacon, primarily due to an increase in unrestricted cash collateral held in respect of its surety business. Net cash flows used for discontinued operations was $94 million and $156 million in the first nine months of 2013 and 2012, respectively. The cash outflows from discontinued operations in the first nine months of 2013 and 2012 were primarily due to the runoff of reserves related to businesses that OneBeacon has agreed to sell to Armour.
White Mountains does not believe that these trends will have a meaningful impact on its future liquidity or its ability to meet its future cash requirements.

Cash flows from investing and financing activities for the nine months ended September 30, 2013
Financing and Other Capital Activities
During the first quarter of 2013, the Company declared and paid a $6 million cash dividend to its common shareholders.
During the first nine months of 2013, the Company repurchased and retired 141,535 of its common shares for $80 million, which included 1,535 common shares repurchased under employee benefit plans for $1 million.
During the first quarter of 2013, White Mountains repaid $75 million that was outstanding under the Previous WTM Credit Facility at December 31, 2012. White Mountains borrowed and repaid a total of $150 million under the Previous WTM Credit Facility during the first nine months of 2013.
During the first nine months of 2013, OneBeacon Ltd. declared and paid $60 million of cash dividends to its common shareholders. White Mountains received a total of $45 million of these dividends.
During the first nine months of 2013, OneBeacon paid a total of $6 million of interest on the 2012 OBH Senior Notes.
During the third quarter of 2013, OneBeacon contributed $55 million to Split Rock Insurance, Ltd.
During the first nine months of 2013, Sirius Group paid $150 million of dividends to its immediate parent, $75 million of which had been declared and accrued in December 2012.
During the first nine months of 2013, Sirius Group paid $26 million of interest on the SIG Senior Notes and $9 million of dividends on the SIG Preference Shares.
During the third quarter of 2013, SIG executed the Interest Rate Cap for $10 million.
During the first nine months of 2013, White Mountains contributed $20 million to WM Life Re.

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
During the first nine months of 2012, Sirius Group paid $25 million of dividends to its immediate parent.
During the first nine months of 2012, Sirius Group paid $26 million of interest on the SIG Senior Notes and $9 million of dividends on the SIG Preference Shares.
During the first nine months of 2012, White Mountains contributed $20 million to WM Life Re.

Acquisitions and Dispositions
In July 2012, HG Global was capitalized with $609 million of cash, $595 million of which was contributed by subsidiaries of White Mountains. Subsequently in July 2012, HG Global purchased $503 million of surplus notes from BAM for cash and contributed $100 million in cash to HG Re Ltd.

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
As of September 30, 2013, approximately 93% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturities including corporate debt, state and other governmental debt, convertible fixed maturity securities and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include White Mountains’ investments in hedge funds and private equity funds, as well as investments in certain debt securities, including asset-backed securities, where quoted market prices are unavailable. White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value. The outside pricing services used by White Mountains have indicated that if no observable inputs are available for a security, they will not provide a price.
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

Variable Annuity Reinsurance Liabilities
White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. White Mountains carries the benefit guarantees at fair value. The fair value of the guarantees is estimated using actuarial and capital market assumptions related to the projected discounted cash flows over the term of the reinsurance agreement. The valuation uses assumptions about surrenders rates, market volatilities and other factors, and includes a risk margin which represents the additional compensation a market participant would require to assume the risks related to the business. The selection of surrender rates, market volatility assumptions, risk margins and other factors require the use of significant management judgment. Assumptions regarding future policyholder behavior, including surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimate. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value of the liabilities associated with these guarantees that could materially affect results of operations. All of White Mountains’ variable annuity reinsurance liabilities ($144 million) were classified as Level 3 measurements at September 30, 2013.
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
As of September 30, 2013, WM Life Re’s annual surrender assumptions vary from 0.1% currently to 10.8% depending on the level of account value versus guarantee value; at the current levels of account value, the weighted average is approximately 2.4% per annum.  The potential increase in the fair value of the liability due to a change in current surrender assumptions is as follows:

	Increase in fair value of liability
Millions	September 30, 2013	December 31, 2012
Decrease 50%	$3	$3
Decrease 100% (to zero surrenders)	$6	$5

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
Adjusted comprehensive income is a non-GAAP financial measure that excludes the change in equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes, from comprehensive income. In the calculation of comprehensive income under GAAP, fixed maturity investments are marked-to-market while the liabilities to which those assets are matched are not. Symetra attempts to earn a “spread” between what it earns on its investments and what it pays out on its products. In order to try to fix this spread, Symetra invests in a manner that tries to match the duration and cash flows of its investments with the required cash outflows associated with its life insurance and structured settlements products. As a result, Symetra typically earns the same spread on in-force business whether interest rates fall or rise. Further, at any given time, some of Symetra’s structured settlement obligations may extend 40 or 50 years into the future, which is further out than the longest maturing fixed maturity investments regularly available for purchase in the market (typically 30 years). For these long-dated products, Symetra is unable to fully match the obligation with assets until the remaining expected payout schedule comes within the duration of securities available in the market. If at that time, these fixed maturity investments have yields that are lower than the yields expected when the structured settlement product was originally priced, the spread for the product will shrink and Symetra will ultimately harvest lower returns for its shareholders. GAAP comprehensive income increases when rates decline, which would suggest an increase in the value of Symetra - the opposite of what is happening to the intrinsic value of the business. Therefore, White Mountains’ management and Board of Directors use adjusted comprehensive income when assessing Symetra’s quarterly financial performance. In addition, this measure is typically the predominant component of change in adjusted book value per share, which is used in calculation of White Mountains’ performance for both short-term (annual bonus) and long-term incentive plans. The reconciliation of adjusted comprehensive income to comprehensive income is included on page 51.
Adjusted book value per share is a non-GAAP measure which is derived by expanding the GAAP calculation of book value per White Mountains common share to exclude equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes. In addition, the number of common shares outstanding used in the calculation of adjusted book value per share are adjusted to exclude unearned restricted common shares, the compensation cost of which, at the date of calculation, has yet to be amortized. The reconciliation of adjusted book value per share to GAAP book value per share is included on page 50.
Total capital at White Mountains is comprised of White Mountains’ common shareholders’ equity, debt and non-controlling interest in OneBeacon Ltd and the SIG Preference Shares. Total adjusted capital excludes the equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes from total capital. The reconciliation of total capital to total adjusted capital is included on page 71.

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

Refer to White Mountains’ 2012 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”.  As of September 30, 2013, there were no material changes in the market risks as described in White Mountains’ most recent Annual Report.

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
There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 30, 2013.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

Refer to White Mountains’ 2012 Annual Report on Form 10-K and in particular Item 3. - “Legal Proceedings”.  As of September 30, 2013, other than what is described below, there were no material changes in the legal proceedings as described in White Mountains’ most recent Annual Report.

Esurance Sale
In 2011, the Company sold its Esurance and Answer Financial businesses (the “Transferred Companies”) to The Allstate Corporation (“Allstate”) for a purchase price of approximately $1.01 billion. The purchase price consisted of $700 million plus the tangible book value of the Transferred Companies at the closing, which was estimated to be $308 million. Following closing, Allstate was required to prepare a final closing statement, including an audited balance sheet for the Transferred Companies as of the closing date.  The Company disputed Allstate’s calculation of tangible book value in the closing statement. The amount in dispute was approximately $20 million.
On August 27, 2013, White Mountains and Allstate reached an agreement settling all disputes relating to the final calculation of tangible book value in the closing statement, as well as the post-closing reserve adjustment for the first interim settlement date. The settlement of the disputed closing statement amounts and the first interim reserve adjustment did not have a material effect on White Mountains’ financial position or results of operations.

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
The Court granted an omnibus motion to dismiss the Noteholder Actions in September 2013 and Plaintiffs have filed a notice of appeal.
        In addition, OneBeacon, OBIC-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. The Committee Action is proceeding, pending lifting of the stay and entry of a further scheduling order.

Item 1A.	Risk Factors.

There have been no material changes to any of the risk factors previously disclosed the Registrant’s 2012 Annual Report on Form 10-K.

Item 2.	Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
July 1 - September 30, 2013	—	$—	—	—
Total	—	$—	—	545,496
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

On October 25, 2013, OneBeacon Insurance Group, Ltd. and one of its wholly-owned subsidiaries, OneBeacon Insurance Group LLC, entered into an amendment to the Stock Purchase Agreement dated as of October 17, 2012 with Trebuchet US Holdings, Inc., a wholly-owned subsidiary of Armour Group Holdings Limited (the “Stock Purchase Agreement”), which extended the date on which the parties may terminate the Stock Purchase Agreement from December 31, 2013 to July 31, 2014.

Item 6.	Exhibits.

(a)	Exhibits
	10.1	—
$425,000,000 Credit Agreement, dated August 14, 2013 among the Company, as the Borrower, Wells Fargo Bank, N.A., as Administrative Agent, Swing Line Lender and an Issuing Lender, and the other lenders party hereto.*

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
The following financial information from White Mountains’ Quarterly Report on Form 10Q for the quarter ended September 30, 2013 formatted in XBRL: (i) Consolidated Balance Sheets, September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations and Comprehensive Income, Three and Nine Months Ended September 30, 2013 and 2012; (iii) Consolidated Statements of Changes in Equity, Nine Months Ended September 30, 2013 and 2012; (iv) Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2013 and 2012; and (v) Notes to Consolidated Financial Statements. *

*	Included herein
**	Not included as an exhibit as the information is contained elsewhere within this report. See Note 10 of the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date:	October 28, 2013	By: /s/ J. Brian Palmer
J. Brian Palmer
Vice President and Chief Accounting Officer