Form 10-K
period 2013-12-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2014-02-28
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting shares (based on the closing price of those shares listed on the New York Stock Exchange and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates of the Registrant as of June 30, 2013, was $3,324,933,214.

As of February 28, 2014, 6,179,986 common shares, par value of $1.00 per share, were outstanding (which includes 81,325 restricted common shares that were not vested at such date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Registrant’s Annual General Meeting of Members scheduled to be held May 22, 2014 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

TABLE OF CONTENTS

	PART I
ITEM 1.	Business...........................................................................................................................................................	1
	General..........................................................................................................................................................	1
	OneBeacon....................................................................................................................................................	2
	Sirius Group..................................................................................................................................................	12
	HG Global/BAM...........................................................................................................................................	21
	Other Operations...........................................................................................................................................	24
	Discontinued Operations...............................................................................................................................	25
	Investments....................................................................................................................................................	26
	Regulation.....................................................................................................................................................	27
	Ratings...........................................................................................................................................................	33
	Employees....................................................................................................................................................	33
	Available Information...................................................................................................................................	33
ITEM 1A.	Risk Factors.....................................................................................................................................................	34
ITEM 1B.	Unresolved Staff Comments............................................................................................................................	41
ITEM 2.	Properties.........................................................................................................................................................	41
ITEM 3.	Legal Proceedings............................................................................................................................................	42
ITEM 4.	Mine Safety Disclosures..................................................................................................................................	42
	Executive Officers of the Registrant and its Subsidiaries................................................................................	43
	PART II
ITEM 5.	Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities......................................................................................................................................................	44
ITEM 6.	Selected Financial Data...................................................................................................................................	45
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations..........................	46
	Results of Operations....................................................................................................................................	46
	Liquidity and Capital Resources...................................................................................................................	67
	Non-GAAP Financial Measures....................................................................................................................	78
	Critical Accounting Estimates.......................................................................................................................	78
	Forward Looking Statements........................................................................................................................	108
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.........................................................................	108
ITEM 8.	Financial Statements and Supplementary Data...............................................................................................	111
ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.........................	111
ITEM 9A.	Controls and Procedures..................................................................................................................................	112
ITEM 9B.	Other Information............................................................................................................................................	112
	PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance..............................................................................	112
ITEM 11.	Executive Compensation.................................................................................................................................	112
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.......	112
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence................................................	112
ITEM 14.	Principal Accountant Fees and Services..........................................................................................................	112
	PART IV
ITEM 15.	Exhibits and Financial Statement Schedules...................................................................................................	113
	CERTIFICATIONS..........................................................................................................................................	C-1

PART I

Item 1.  Business

GENERAL

White Mountains Insurance Group, Ltd. (the “Company” or the “Registrant”) is an exempted Bermuda limited liability company whose principal businesses are conducted through its insurance and reinsurance subsidiaries and affiliates. Within this report, the term “White Mountains” is used to refer to one or more entities within the consolidated organization, as the context requires. The Company’s headquarters is located at 14 Wesley Street, Hamilton, Bermuda HM 11, its principal executive office is located at 80 South Main Street, Hanover, New Hampshire 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM 11. White Mountains’ reportable segments are OneBeacon, Sirius Group, HG Global/BAM and Other Operations.
The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of property and casualty insurance companies (collectively, “OneBeacon”). OneBeacon is a specialty property and casualty insurance writer that offers a wide range of insurance products in the United States primarily through independent agencies, regional and national brokers, wholesalers and managing general agencies. During the third quarter of 2013, OneBeacon formed Split Rock Insurance, Ltd. (“Split Rock”), a Bermuda-based reinsurance company. As of December 31, 2013, White Mountains owned 75.2% of OneBeacon Ltd.’s outstanding common shares.  OneBeacon entered into a definitive agreement to sell its runoff business in October 2012 (the “Runoff Transaction”) and sold its AutoOne Insurance business (“AutoOne”) in February 2012. Accordingly, the runoff business and AutoOne are presented as discontinued operations in White Mountains’ financial statements.
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
The HG Global/BAM segment consists of White Mountains’ investment in HG Global Ltd. (“HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”). BAM is a municipal bond insurer domiciled in New York that was established in 2012 to provide insurance on bonds issued to support essential U.S. public purposes such as schools, utilities, core governmental functions and existing transportation facilities. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503 million of surplus notes issued by BAM (the “BAM Surplus Notes”). HG Global, through its wholly-owned subsidiary, HG Re Ltd. (“HG Re”), also provides 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. As of December 31, 2013, White Mountains owned 97.3% of HG Global's preferred equity and 88.7% of its common equity. White Mountains does not have an ownership interest in BAM, which is a mutual insurance company owned by its members. However, generally accepted accounting principles in the United States (“GAAP”) require White Mountains to consolidate BAM's results in its financial statements. BAM's results do not affect White Mountains' adjusted book value per share and are attributed to non-controlling interests.
White Mountains’ Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), White Mountains’ variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd. (“Life Re Bermuda”), which is in runoff, and Life Re Bermuda’s U.S.-based service provider, White Mountains Financial Services LLC (collectively, “WM Life Re”), as well as various other entities and investments not included in other segments.
In October 2011, White Mountains completed its sale of Esurance Holdings, Inc. and its subsidiaries (“Esurance Insurance”) and Answer Financial Inc. and its subsidiaries (“AFI”) (collectively, “Esurance”). Accordingly, Esurance is no longer a reportable segment and is included in discontinued operations in White Mountains’ financial statements.

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

Invest for Total Return. Historically, GAAP accounting has tended to hide unrealized gains and losses on the investment portfolio and over reward reported investment income (interest and dividends). Regardless of the accounting, White Mountains must invest for the best growth in value over time. In addition to investing our bond portfolios for total after-tax return, that will mean prudent investment in equities consistent with leverage and insurance risk considerations.

Think Like Owners. Thinking like owners has a value all its own. There are stakeholders in a business enterprise and doing good work requires more than this quarter’s profit. But thinking like an owner embraces all that without losing the touchstone of a capitalist enterprise.

ONEBEACON

OneBeacon, with its U.S. corporate headquarters in Minnetonka, Minnesota, is a specialty property and casualty insurance writer that offers a wide range of insurance products in the United States primarily through independent agencies, regional and national brokers, wholesalers and managing general agencies. As a specialty underwriter, OneBeacon believes that it will generate superior returns as compared to an underwriter that takes a more “generalist” underwriting approach and that its knowledge regarding its specialized insurance products, targeted industries, classes of business and risk characteristics provides it with a competitive edge when determining the terms and conditions on individual accounts.
During 2013, OneBeacon received approval to provide multiple peril crop insurance through the federal crop insurance program administered by the U.S. Department of Agriculture's Risk Management Agency. OneBeacon has entered into an exclusive agreement with a managing general agency, Climate Crop Insurance Agency, LLC (“The Climate Corporation”), to provide coverages through the federal program and other supplemental coverages, including crop-hail. OneBeacon began writing crop business in the fourth quarter of 2013.
At December 31, 2013 and 2012, OneBeacon had $5.2 billion and $5.4 billion of total assets and $1.1 billion and $1.0 billion of common shareholders’ equity, respectively. At December 31, 2013 and 2012, White Mountains reported $274 million and $251 million of non-controlling interest related to its ownership in OneBeacon. As of both December 31, 2013 and 2012, White Mountains owned 75.2% of OneBeacon Ltd.’s outstanding common shares. OneBeacon wrote $1.1 billion and $1.2 billion in net written premiums in 2013 and 2012, respectively.
OneBeacon also has assets, liabilities and capital related to non-specialty business that it no longer writes, principally non-specialty commercial lines and certain other runoff business, including the vast majority of its asbestos and environmental reserves (“Runoff Business”). In October 2012, OneBeacon entered into a definitive agreement (as amended, the “Runoff SPA”) to sell the Runoff Business. Upon completion of the Runoff Transaction, which is expected to close in mid-2014, subject to regulatory approval, OneBeacon will be focused exclusively on specialty business. See Discontinued Operations on page 25 for a description of the Runoff Transaction.

The following table presents the financial strength ratings assigned to OneBeacon’s principal insurance operating subsidiaries that support its ongoing specialty insurance operations (the “Ongoing Subsidiaries”), and OneBeacon’s subsidiaries that contain the assets, liabilities (including gross and ceded loss reserves) and capital supporting the Runoff Business (the “Runoff Subsidiaries”) as of February 28, 2014:

	A.M. Best(1)	Fitch(2)	Moody’s(3)	Standard & Poor’s(4)
Ongoing Subsidiaries:
Rating	“A” (Excellent)	“A” (Strong)	“A2” (Good)	“A-” (Strong)
Outlook	Stable	Stable	Stable	Stable
Runoff Subsidiaries:
Rating	“A” (Excellent)	“A” (Strong)	“A2” (Good)	Unrated
Outlook	Under Review - Negative	Rating Watch - Negative	Negative	N/A

(1)	“A” is the third highest of sixteen financial strength ratings assigned by A.M. Best Company (“A.M. Best”).

(2)	“A” is the sixth highest of nineteen international financial strength ratings assigned by Fitch Ratings (“Fitch”).

(3)	“A2” is the sixth highest of twenty-one financial strength ratings assigned by Moody’s Investor Service (“Moody’s”).

(4)	“A-” is the seventh highest of twenty-one financial strength ratings assigned by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”).

Property and Casualty Insurance Overview
Generally, property and casualty insurance companies write insurance policies in exchange for premiums paid by their customers (the insured). An insurance policy is a contract between the insurance company and the insured where the insurance company agrees to pay for losses suffered by the insured or a third party claimant that are covered under the contract. Such contracts often are subject to subsequent legal interpretation by courts, legislative action and arbitration.
OneBeacon writes both property insurance and casualty insurance. Property insurance generally covers the financial consequences of accidental losses to the insured’s property, such as a business’ building, inventory and equipment or personal property. Casualty insurance (often referred to as liability insurance) generally covers the financial consequences of a legal liability of an individual or an organization resulting from negligent acts and omissions causing bodily injury and/or property damage to a third party. Premiums from ocean and inland marine, certain commercial multiple peril, fire and allied lines and private passenger auto policies generally represent OneBeacon’s property lines of business, and claims from such business are typically reported and settled in a relatively short period of time. Premiums from general liability, workers compensation, commercial and personal auto liability and certain commercial multiple peril policies generally represent OneBeacon’s casualty lines of business, and claims from such business can take years, even decades, to settle.
OneBeacon’s net written premiums by line of business for the years ended December 31, 2013, 2012 and 2011 consist of the following:

Net written premiums by line of business	Year Ended December 31,
Millions	2013	2012	2011

Property lines:
Ocean and inland marine	$187.1	$214.2	$210.7
Commercial multi-peril and auto	70.1	52.7	39.7
Fire and allied	51.9	50.5	57.7
Private passenger auto (1)	2.4	99.7	92.8
Total property lines	311.5	417.1	400.9

Casualty lines:
General liability	428.6	418.1	372.7
Workers compensation	79.4	71.9	50.8
Automobile liability	55.8	74.8	63.9
Other casualty	53.1	38.2	30.7
Total casualty lines	616.9	603.0	518.1

Other lines
Accident and health	104.6	105.8	92.4
Credit and other	55.6	53.3	51.3
Total other lines	160.2	159.1	143.7
Total	$1,088.6	$1,179.2	$1,062.7
(1) The decline in Private Passenger Auto net written premiums in 2013 is due to OneBeacon’s exit from the collector car and boat business on January 1, 2013.

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

Insurance Business
OneBeacon’s insurance business is comprised of fourteen underwriting units that are aggregated into two insurance divisions: Specialty Products and Specialty Industries. OneBeacon’s Specialty Products division offers distinct products and tailors coverages and services to a broad customer base across the United States. OneBeacon’s Specialty Industries division focuses on solving the unique needs of targeted industry groups on a national scale. OneBeacon has added, and expects to continue to add, new businesses both organically and through acquisition, guided by its focus on profitable growth while prudently managing underwriting risk. OneBeacon’s net written premiums by division for the years ended December 31, 2013, 2012 and 2011 consist of the following:

Division	Year Ended December 31,
Millions	2013	2012	2011
Specialty Products	$509.6	$630.9	$571.2
Specialty Industries	579.0	548.3	491.5
Total	$1,088.6	$1,179.2	$1,062.7

Specialty Products
For the years ended December 31, 2013, 2012 and 2011, OneBeacon’s Specialty Products net written premiums by underwriting unit were as follows:

Underwriting Unit	Year Ended December 31,
Millions	2013	2012	2011
Professional Insurance	$348.9	$340.7	$314.9
Tuition Reimbursement	65.9	65.1	60.6
Specialty Property	40.4	34.0	25.6
Programs	20.5	.3	—
Collector Cars and Boats	(.6)	179.7	166.6
Other Specialty Products	34.5	11.1	3.5
Total Specialty Products	$509.6	$630.9	$571.2

A description of business written by each underwriting unit in OneBeacon’s Specialty Products follows:

OneBeacon Professional Insurance (“Professional Insurance”)
Professional Insurance specializes in professional liability products for a specialized customer base, including hospitals, managed care organizations, long-term care facilities, medical facilities, physician groups, media organizations, lawyers, design professionals, financial services and technology providers. Additionally, Professional Insurance provides employment practices liability, management liability and other tailored products for complex organizations including health care provider excess insurance and HMO reinsurance. General liability, property and workers compensation coverages are also available for financial institutions. Professional Insurance policies are primarily issued on a "claims made" basis, which generally covers claims that are made against an insured during the time period when a liability policy is in effect, regardless of when the event causing the loss occurred. This coverage differs from “claims occurrence” basis policies, which generally cover losses on events that occur during a period specified in the policy, regardless of when the claim is reported.

Tuition Reimbursement
A.W.G. Dewar, Inc. (“Dewar”) has been a leading provider of tuition reimbursement insurance since 1930. Dewar’s product, classified as credit insurance, protects both schools and parents from the financial consequences of a student's withdrawal or dismissal from school. OneBeacon owns 82% of Dewar.

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

OneBeacon Program Group (“Programs”)
Formed in 2012, Programs provides multi-line package insurance for select specialty programs overseen by dedicated agencies that perform all policy administration functions. Products are available on an admitted and nonadmitted basis with sufficient capacity to match most programs. Programs works primarily with managing general agents and managing general underwriters, commonly referred to as program administrators.

Collector Cars and Boats
Prior to January 1, 2013, OneBeacon offered tailored coverages for collectible vehicles and wooden boats, automotive museums and restoration shops through an exclusive partnership with Hagerty. Notable features included agreed value for the insured vehicle or boat, flexible usage, and overseas shipping/foreign touring coverage supported by in-house claims expertise. In January 2013, OneBeacon and Hagerty terminated their relationship and OneBeacon sold Essentia Insurance Company (“Essentia”), an indirect wholly-owned subsidiary that wrote OneBeacon’s Hagerty collector cars and boats business, to Markel Corporation. OneBeacon recognized a $23 million pre-tax gain on sale ($15 million after-tax) in the first quarter of 2013.

Other Specialty Products:

OneBeacon Environmental (“Environmental”)
Environmental specializes in environmental risk solutions designed to address a variety of exposures for a broad range of businesses, including multiline casualty placements for the environmental industry. The product suite includes commercial general liability, contractors environmental liability, professional services liability, environmental premises liability, products pollution liability, follow-form excess and business auto.

OneBeacon Surety Group (“Surety”)
Surety offers a broad range of commercial bonds targeting Fortune 2500 companies and large private companies written through a network of independent agencies, brokers and wholesalers. Business is serviced through eight regions throughout the United States.

OneBeacon Crop Insurance (“Crop”)
Beginning in 2013, through OneBeacon’s exclusive relationship with The Climate Corporation, Crop offers multi-peril crop insurance through the federal crop insurance program administered by the U.S. Department of Agriculture’s Risk Management Agency. OneBeacon and The Climate Corporation also offer crop-hail products to supplement the federal crop insurance program.

Specialty Industries
For the years ended December 31, 2013, 2012 and 2011, OneBeacon’s Specialty Industries net written premiums by underwriting unit were as follows:

Underwriting Unit	Year Ended December 31,
Millions	2013	2012	2011
International Marine Underwriters	$181.0	$160.1	$180.0
Technology	131.8	121.0	94.3
Accident	105.9	102.0	86.8
Government Risks	83.4	62.3	48.8
Entertainment	76.8	71.4	61.2
Energy	.1	31.5	20.4
Total Specialty Industries	$579.0	$548.3	$491.5

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

OneBeacon Technology Insurance (“Technology”)
OneBeacon’s Technology unit provides insurance solutions for specific technology segments including: information technology, telecommunications, electronic manufacturing, integration contractors, instrument manufacturers and clean tech/solar. Tailored products and coverages include property, general liability, business auto, commercial umbrella, workers compensation, international, technology errors or omissions, data privacy and communications liability. Specialized technology insurance expertise, innovation and service are delivered through dedicated underwriting, risk control and claims staff.

OneBeacon Accident Group (“Accident”)
OneBeacon Accident focuses on analyzing and developing unique accident solutions for the transportation, non-subscription and corporate accident marketplace, while also developing specialized accident insurance programs. The Accident product suite includes accidental death and dismemberment, occupational accident, sports accident, non-truckers liability, vehicle physical damage and other accident coverages. Accident also provides employers and affinity groups with access to unique services including a discounted prescription drug program, identity theft management services and travel assistance services.

OneBeacon Government Risks (“Government Risks”)
Government Risks provides solutions for mid-sized municipalities and counties, special districts including water and sanitation, non-rail transit authorities and other publicly funded agencies. Government Risks products include property, casualty, and professional liability (comprised of law enforcement, public officials and employment practices liability coverages) offered on a fully insured, deductible, self-insured retention or assumed reinsurance basis.

OneBeacon Entertainment (“Entertainment”)
Entertainment provides specialized commercial insurance, including professional liability protection, for the entertainment, sports and leisure industries. Coverages include film and television portfolio, producers portfolio, theatrical package, event cancellation, premises liability, event liability and participant liability.

OneBeacon Energy Group (“Energy”)
Energy, a business OneBeacon exited (except for certain inland marine accounts that were transferred to IMU) in the fourth quarter of 2012, focused on middle-market upstream and midstream conventional energy businesses, alternative and renewable energy producers, alternative fuel producers and related service and manufacturing enterprises. Energy offered a full array of property, inland marine and casualty insurance, including property damage, boiler and machinery breakdown, general liability, auto liability and umbrella liability. Energy did not offer offshore energy products.

Geographic Concentration
Substantially all of OneBeacon’s net written premiums are derived from business produced in the United States. For the years ended December 31, 2013, 2012 and 2011, business was produced in the following states:

	Year Ended December 31,
Net written premiums by state	2013	2012	2011
California	16%	16%	14%
New York	10	9	9
Texas	7	7	7
District of Columbia	6	5	4
Florida	5	5	5
Massachusetts	4	4	5
Other	52	54	56
Total	100%	100%	100%

Marketing and Distribution
OneBeacon offers its products and services through a network of approximately 2,500 independent agents, regional and national brokers, wholesalers and managing general agencies. OneBeacon selectively enters these relationships with producers who demonstrate an understanding of OneBeacon’s target markets, capabilities and the specialized needs of clients. OneBeacon believes this selective distribution approach creates greater insight into the underwriting and management of the risks associated with OneBeacon’s particular lines of business. Further, OneBeacon believes that agents and brokers will continue to represent a significant share of the business OneBeacon desires going forward.

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
OneBeacon actively monitors pricing activity and measures usage of tiers, credits, debits and limits. In addition, OneBeacon regularly updates base rates to achieve targeted returns on capital and attempts to shift writings away from lines and classes where pricing is inadequate. To the extent changes in premium rates, policy forms or other matters are subject to regulatory approval (see “REGULATION—United States” on page 27 and “Risk Factors—Regulation may restrict our ability to operate” on page 39), OneBeacon proactively monitors its pending regulatory filings to facilitate, to the extent possible, their prompt processing and approval. Lastly, OneBeacon expends considerable effort to measure and verify exposures and insured values.

Competition
Property and casualty insurance is highly competitive. OneBeacon’s businesses each compete against a different subset of companies. In general terms, OneBeacon competes in one or more of its businesses with most of the large multi-line insurance companies, such as ACE, AIG, Chubb Group, CNA, Liberty Mutual, Travelers and Zurich Insurance Group. OneBeacon also competes with most of the specialty companies, such as Allied World Assurance Company, HCC Insurance Holdings, Inc., The Navigators Group, Inc., Ironshore Inc., Markel Corporation, RLI Corp. and W.R. Berkley Corporation. Lastly, OneBeacon competes in certain of its businesses with various local and regional insurance companies.
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

Claims Management
Effective claims management is a critical factor in achieving satisfactory underwriting results. OneBeacon maintains an experienced staff of claims handlers and managers strategically located throughout its operating territories. OneBeacon also maintains a special investigative unit designed to detect insurance fraud and abuse and support efforts by regulatory bodies and trade associations to curtail fraud.
OneBeacon’s claims operations are organized into ongoing claims and runoff claims, with specific claims resources supporting the respective operations. This approach allows OneBeacon to better identify and manage claims handling costs. In addition, a shared claims service unit manages costs related to all claims staff and vendors. OneBeacon has adopted a total claims cost management approach that gives equal importance to controlling claims handling expenses, legal expenses and claims payments, enabling it to lower the sum of the three. This approach requires the utilization of a considerable number of conventional metrics to monitor the effectiveness of various programs implemented to lower total loss costs. OneBeacon utilizes the metrics to prevent the implementation of expense containment programs that will cost more than it expects to save.
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

Catastrophe Risk Management and Reinsurance Protection
In the normal course of business, OneBeacon seeks to limit losses that may arise from catastrophes or other events by reinsuring with third-party reinsurers. OneBeacon remains liable for risks reinsured even if the reinsurer does not honor its obligations under reinsurance contracts.
The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could be material to OneBeacon’s operating results and financial condition. Examples of catastrophes include losses caused by earthquakes, wildfires, hurricanes and other types of storms and terrorist acts. The extent of losses caused by catastrophes is a function of the amount and type of insured exposure in the area affected by the event as well as the severity of the event. OneBeacon uses models (primarily AIR Worldwide (“AIR”) Classic/2 version 15.0) to estimate the potential losses from catastrophes. OneBeacon uses this model output in conjunction with other data to manage its exposure to catastrophe losses through individual risk selection and by limiting its concentration of insurance written in catastrophe-prone areas such as coastal regions. In addition, OneBeacon imposes wind deductibles on existing coastal windstorm exposures.
OneBeacon seeks to further reduce its potential loss from catastrophe exposures through the purchase of catastrophe reinsurance. Effective May 1, 2013, OneBeacon renewed its property catastrophe reinsurance program through April 30, 2014. The program provides coverage for OneBeacon’s property business as well as certain acts of terrorism. Under the program, the first $20 million of losses resulting from any single catastrophe are retained and $117 million of the next $130 million of losses resulting from the catastrophe are reinsured in three layers. OneBeacon retains 50% of losses from $20 million to $30 million, 10% of losses from $30 million to $70 million, and 5% of losses from $70 million to $150 million. Thus, for a $150 million loss, OneBeacon would retain $33 million. Losses above $150 million are not covered by the property catastrophe program. In the event of a catastrophe, OneBeacon’s property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium. OneBeacon anticipates that the $150 million limit is more than sufficient to cover the maximum hurricane and earthquake losses with a modeled 0.4% probability of occurrence (1-in-250-year). This $150 million limit was reduced from the $180 million limit that our previous catastrophe reinsurance program provided, as a result of lower catastrophe exposure as a specialty-focused company.
OneBeacon’s property catastrophe reinsurance program does not cover property losses resulting from any nuclear events or biological, chemical or radiological terrorist attacks. Also excluded are losses resulting from acts of terrorism committed by an individual or individuals acting on behalf of any foreign person or foreign interest as defined under the Terrorism Risk Insurance Program Reauthorization Act (the “Terrorism Act”, or “TRIPRA”), as amended. See “Terrorism” on page 9.
In addition to the corporate catastrophe reinsurance protection, OneBeacon also purchases dedicated reinsurance protection for certain specific lines of business and property-per-risk reinsurance coverage to reduce large loss volatility. The property-per-risk reinsurance program reinsures losses in excess of $10 million up to $100 million on certain risks. Individual risk facultative reinsurance is purchased above $100 million. OneBeacon retains 5% of losses in excess of $20 million up to $40 million and 10% of losses in excess of $40 million. The property-per-risk treaty also provides one limit of reinsurance protection for losses in excess of $10 million up to $100 million for acts of foreign terrorism. However, any nuclear events, or biological, chemical or radiological terrorist attacks are not covered.

OneBeacon also maintains a casualty reinsurance program that provides protection for individual policies involving general liability, automobile liability, professional liability or umbrella liability. OneBeacon’s healthcare professional liability treaty covers losses in excess of $5 million up to $20 million in two layers. The first layer, $5 million in excess of $5 million, has a 10% co-participation. All other casualty business is covered in a separate treaty covering losses in excess of $5 million up to $21 million. This treaty has a 10% co-participation in the first layer ($6 million in excess of $5 million) as well as a $3 million annual aggregate deductible, and a 5% co-participation in the second layer ($10 million in excess of $11 million). OneBeacon also purchases a treaty to protect against large workers compensation losses that covers 100% of the loss in excess of $1 million up to $10 million per occurrence. Additionally, for casualty and/or workers compensation catastrophe losses, OneBeacon maintains a dedicated clash treaty, which provides coverage in the event that one loss event results in two or more claims, that covers up to $60 million in excess of a $10 million retention.
OneBeacon purchases a per occurrence treaty for inland and ocean marine business that protects against large occurrences, whether a single large claim or a catastrophe. The marine treaty attaches at $2 million per occurrence. The first layer of the marine treaty is $5 million in excess of $2 million, with annual aggregate deductibles of $2 million for individual ocean marine large claims, $2 million for individual inland marine large claims and $5 million for catastrophe losses. OneBeacon retains 60% of the loss from $2 million up to $7 million. Catastrophe coverage is provided up to $60 million. Retained catastrophe losses are subject to the corporate catastrophe treaty. Individual risk losses from inland marine exceeding $20 million are subject to the corporate property per risk treaty. Reinstatement premiums are paid in full or in part depending on the layer and the occurrence if the coverage is attached. OneBeacon also purchases reinsurance for the Surety underwriting unit, which covers 100% of losses in excess of $5 million up to $30 million per bond and up to $60 million in aggregate.
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
OneBeacon estimates its individual retention level for commercial policies subject to the Terrorism Act to be approximately $100 million in 2014. The federal government will pay 85% of covered terrorism losses that exceed OneBeacon’s or the industry’s retention levels in 2014, up to a total of $100 billion.
OneBeacon’s current reinsurance programs provide varying degrees of coverage for “certified” and “non-certified” terrorism events as defined under the Terrorism Act. All losses that result from a nuclear, biological, chemical or radiological terrorist attack are excluded. OneBeacon’s property catastrophe treaty also excludes “certified” acts of terrorism committed by an individual or individuals acting on behalf of any foreign person or foreign interest. OneBeacon’s casualty clash treaty provides coverage for both “certified” and “non-certified” terrorism losses on an aggregated basis, subject to a maximum of one full treaty limit. OneBeacon’s property per risk, casualty and workers compensation treaties each provide full coverage for “certified” acts of terrorism on behalf of a non-foreign person or interest, but are sublimited to one full treaty limit for “certified” acts of terrorism committed on behalf of any foreign person or foreign interest. OneBeacon’s healthcare treaty is sublimited to one full treaty limit of coverage for all acts of terrorism. See “Catastrophe Risk Management and Reinsurance Protection” on page 8.

OneBeacon closely monitors and manages its concentration of risk by geographic area. OneBeacon’s guideline is to control its exposures so that its total maximum expected loss from a terrorism event within any half-mile radius in a metropolitan area or around a target risk will not exceed $200 million, or $300 million in all other areas, before considering the Terrorism Act. Reports monitoring OneBeacon’s terrorism exposures are generated quarterly. The exposure of potential new business located in areas of existing concentration or that individually present significant exposure is evaluated during the underwriting process. As a result, OneBeacon believes that it has taken appropriate actions to limit its exposure to losses from terrorist attacks and will continue to monitor its terrorism exposure in the future. Nonetheless, risks insured by OneBeacon, including those covered by the Terrorism Act, remain exposed to terrorist attacks and the possibility remains that losses resulting from future terrorist attacks could prove to be material.

Loss and Loss Adjustment Expense Reserves
OneBeacon establishes loss and LAE reserves that are estimates of future amounts needed to pay claims and related expenses for insured events that have already occurred. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain. See “CRITICAL ACCOUNTING ESTIMATES — Loss and LAE Reserves — OneBeacon” on page 80 for a full discussion regarding OneBeacon’s loss reserving process.
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
Section II shows the cumulative amount of net loss and LAE paid relating to recorded liabilities as of the end of each succeeding year. Section III shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid loss and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency (the average number of claims submitted per policy during a given period of time) and severity (the average value per claim during a given period of time) patterns, becomes known. Section IV shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2013. Section V shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2013. Section VI shows the cumulative gross (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2013.

	OneBeacon Loss and LAE(1) Year Ended December 31,
($ in millions)	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
I. Liability for unpaid loss and LAE:
Gross balance	$130.3	$211.4	$376.7	$436.1	$480.2	$627.1	$702.1	$835.1	$868.5	$1,000.0	$1,054.3
Less reinsurance recoverable on unpaid losses and LAE	(15.7)	(14.5)	(46.8)	(30.6)	(24.3)	(49.6)	(43.8)	(53.6)	(61.6)	(107.3)	(80.2)
Net balance	$114.6	$196.9	$329.9	$405.5	$455.9	$577.5	$658.3	$781.5	$806.9	$892.7	$974.1
II. Cumulative amount of net liability paid through:
1 year later	48.7	58.1	126.8	96.6	97.8	154.8	219.4	306.3	339.0	332.7
2 years later	62.3	76.6	168.7	132.3	159.4	235.2	357.0	474.4	505.7
3 years later	74.3	95.4	185.4	167.2	197.3	294.4	436.3	560.1
4 years later	81.2	101.2	205.1	183.9	230.3	331.4	477.1
5 years later	82.5	105.0	214.1	195.3	244.7	346.8
6 years later	84.1	106.6	218.7	199.6	252.6
7 years later	84.5	106.9	221.4	201.9
8 years later	84.3	108.7	222.2
9 years later	82.8	109.0
10 years later	83.1
III. Net Liability re-estimated as of:
1 year later	109.7	179.9	325.9	308.1	391.1	492.9	630.2	751.7	799.5	892.7
2 years later	102.3	152.4	269.6	267.8	335.4	459.3	595.8	743.8	806.9
3 years later	100.0	128.1	243.1	243.2	318.8	416.1	589.6	733.2
4 years later	91.7	119.1	238.8	227.1	297.4	413.5	576.9
5 years later	87.2	118.2	228.8	224.8	294.3	396.9
6 years later	86.2	111.8	229.5	221.6	280.8
7 years later	86.3	110.1	230.2	216.0
8 years later	86.1	111.2	227.6
9 years later	84.5	109.9
10 years later	83.7
IV. Cumulative net redundancy/ (deficiency)	$30.9	$87.0	$102.3	$189.5	$175.1	$180.6	$81.4	$48.3	$—	$—
Percent redundant/(deficient)	27.0%	44.2%	31.0%	46.7%	38.4%	31.3%	12.4%	6.2%	—%	—%
V. Reconciliation of net liability re- estimated as of the end of the latest re-estimation period (see III above):
Gross re-estimated liability	$102.9	$129.4	$303.0	$245.5	$316.7	$443.4	$618.3	$776.0	$849.4	$1,016.1
Less: gross re-estimated reinsurance recoverable	(19.2)	(19.5)	(75.4)	(29.5)	(35.9)	(46.5)	(41.4)	(42.8)	(42.5)	(123.4)
Net re-estimated liability	$83.7	$109.9	$227.6	$216.0	$280.8	$396.9	$576.9	$733.2	$806.9	$892.7
VI. Cumulative gross (deficiency)/ redundancy	$27.4	$82.0	$73.7	$190.6	$163.5	$183.7	$83.8	$59.1	$19.1	($16.1)
Percent (deficient)/redundant	21.0%	38.8%	19.6%	43.7%	34.0%	29.3%	11.9%	7.1%	2.2%	(1.6)%
(1) The 10-year table consists of activity related to OneBeacon’s loss and LAE reserves from Specialty Products and Specialty Industries. As a result, the 10-year table excludes the Runoff Business, AutoOne and loss and LAE reserves related to the personal lines business that OneBeacon sold in 2010, which are treated as Discontinued Operations in the GAAP financial statements.

The following table reconciles loss and LAE reserves determined on a regulatory basis to loss and LAE reserves determined in accordance with GAAP at December 31, as follows:

	December 31,
Millions	2013	2012
Regulatory reserves	$2,199.9	$2,299.1
Reinsurance recoverable on unpaid losses and LAE(1)	80.2	107.3
Runoff Business(2)	(1,225.8)	(1,406.4)
GAAP reserves	$1,054.3	$1,000.0

(1)	Represents adjustments made to add back reinsurance recoverables included with the presentation of reserves under regulatory accounting.

(2)
Represents loss and LAE reserves related to the Runoff Business which are presented as liabilities held for sale in the December 31, 2013 and 2012 balance sheets and have been excluded from this table and the 10-year table to conform to the current presentation. Also includes adjustments made for certain reinsurance recoverables on unpaid losses that have a different presentation for statutory than for GAAP.

OneBeacon’s Senior Notes

2012 OBH Senior Notes
In November 2012, OneBeacon U.S. Holdings, Inc. (“OBH”), an intermediate holding company of OneBeacon, issued $275 million face value of senior unsecured notes (the “2012 OBH Senior Notes”) through a public offering, at an issue price of 99.9%. The net proceeds from the issuance of the 2012 OBH Senior Notes were used to repurchase OBH's existing outstanding senior notes that were issued in May 2003. The OBH 2012 Senior Notes, which are fully and unconditionally guaranteed as to the payment of principal and interest by OneBeacon Ltd., bear an annual interest rate of 4.6%, payable semi-annually in arrears on May 9 and November 9 until maturity on November 9, 2022. See Note 6 - “Debt” for more details regarding the 2012 OBH Senior Notes.

SIRIUS GROUP

Sirius Group provides insurance and reinsurance products for property, accident and health, aviation and space, trade credit, marine, agriculture, and certain other exposures on a worldwide basis through its subsidiary, Sirius International. Sirius International, which is the largest reinsurance company domiciled in Scandinavia based on gross written premiums, owns Sirius America and sponsors Syndicate 1945.  Sirius Group also specializes in the acquisition and management of runoff liabilities for insurance and reinsurance companies both in the United States and internationally through its White Mountains Solutions division. See “White Mountains Solutions” on page 14. In 2013, Sirius Group formed a dedicated team to lead its strategic initiative in the Insurance Linked Securities (“ILS”) and reinsurance capital markets convergence arena. See “Sirius Capital Markets” on page 15.
Sirius Group has offices in Australia, Belgium, Bermuda, Connecticut, Copenhagen, Hamburg, London, Miami, New York, Singapore, Stockholm, Toronto and Zurich. At December 31, 2013 and 2012, the Sirius Group segment had $5.1 billion and $6.0 billion of total assets and $1.5 billion and $1.6 billion of common shareholder’s equity, respectively.  The Sirius Group segment wrote $877 million and $948 million in net written premiums in 2013 and 2012, respectively.
The following table presents the financial strength ratings assigned to Sirius Group’s principal reinsurance operating subsidiaries as of February 28, 2014:

	A.M. Best(1)	Fitch(2)	Moody’s(3)	Standard & Poor’s(4)
Rating	“A” (Excellent)	“A” (Strong)	“A3” (Good)	“A-” (Strong)
Outlook	Stable	Stable	Stable	Stable

(1)	“A” is the third highest of sixteen financial strength ratings assigned by A.M. Best.

(2)	“A” is the sixth highest of nineteen international financial strength ratings assigned by Fitch.

(3)	“A3” is the seventh highest of twenty-one financial strength ratings assigned by Moody’s.

(4)	“A-” is the seventh highest of twenty-one financial strength ratings assigned by Standard & Poor’s.

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

Sirius Group writes treaty and facultative reinsurance, as well as primary direct business. The majority of Sirius Group's premiums are derived from excess of loss and proportional reinsurance contracts, which in 2013 amounted to 63% and 17%, respectively, of its total net written premiums, while primary direct business represented 20% of total net written premiums. In 2013, Sirius Group obtained $120 million, or 11%, of its gross written premiums through International Medical Group, Inc. (“IMG”), which is the largest agent writing medical business on Sirius Group’s behalf.
A significant period of time normally elapses between the receipt of reinsurance premiums and the payment of reinsurance claims. While premiums are generally paid to the reinsurer following inception of the underlying coverage, the claims process is delayed and generally begins upon the occurrence of an event causing an insured loss followed by: (1) the reporting of the loss by the insured to its broker or agent; (2) the reporting by the broker or agent to the ceding company; (3) the reporting by the ceding company to its reinsurance intermediary or agent; (4) the reporting by the reinsurance intermediary or agent to the reinsurer; (5) the ceding company’s adjustment and payment of the loss; and (6) the payment to the ceding company by the reinsurer. During this time, reinsurers invest the premiums and earn investment income and generate net realized and unrealized investment gains and losses on investments. The period of time between the receipt of premiums and the payment of claims is typically longer for a reinsurer than for a primary insurer.

Classes of Business
The following table shows Sirius Group’s net written premiums by class of business for the years ended December 31, 2013, 2012 and 2011:

Business class	Year Ended December 31,
Millions	2013	2012	2011
Other property	$275.2	$248.5	$216.8
Property catastrophe excess	231.3	236.5	201.5
Accident and health	203.1	270.0	245.8
Trade credit	50.4	62.5	79.6
Aviation and space	46.4	53.8	60.8
Marine	45.3	42.2	45.3
Agriculture	13.9	21.5	32.8
Contingency	8.8	11.3	15.1
Casualty	2.2	1.4	18.0
Total	$876.6	$947.7	$915.7

For each of the years ended December 31, 2013, 2012 and 2011, 80%, 82%, and 85%, respectively, of Sirius Group’s net written premiums were for reinsurance products, with the remainder being insurance products. Sirius Group expanded its primary direct business capabilities in the United States for the accident and health line, which could result in increased direct insurance business beginning in 2014.

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

Property Catastrophe Excess
Property catastrophe excess of loss treaties cover losses from catastrophic events. Sirius Group writes a worldwide portfolio with the largest concentration of exposure in Europe and the United States, and seeks to set prices and terms on treaties wherever possible. The U.S. book written in Bermuda has a national account focus supporting principally the lower and/or middle layers of large capacity programs. Additionally, Stockholm writes a U.S. portfolio mainly consisting of select small regional and standard lines carriers. The exposures written in the international portfolio are diversified across many countries, regions, perils and layers.

Accident and Health
Sirius Group is an insurer of accident and health (“A&H”) insurance business in the United States, either on an admitted or surplus lines basis, as well as international business written through IMG. Sirius Group also writes proportional and excess treaties covering employer medical stop loss for per person (specific) and per employer (aggregate) exposures. In addition, Sirius Group writes some medical, health and personal accident coverages written on a treaty and facultative basis.

Trade Credit
Sirius Group writes credit and bond reinsurance, mostly on companies with worldwide operations. Most debtors are based in Europe, representing approximately 57% of Sirius Group’s net exposure. The bulk of the business is traditional short term commercial credit insurance, covering pre-agreed domestic and export sales of goods and services with typical coverage periods of 60 to 120 days. Losses under these policies (protection of undisputed debts against declared insolvency and protracted default) are correlated to adverse changes in a respective country’s gross national product.

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

Agriculture
Sirius Group primarily provides stop loss coverage to companies writing U.S. government-sponsored Multi-Peril Crop Insurance (“MPCI”). Sirius Group’s participation is net of the government’s stop loss reinsurance protection. Sirius Group also provides coverage for crop-hail and certain named perils when bundled with MPCI business.  Sirius Group also writes some agriculture business outside of the United States.

Contingency
Sirius Group underwrites contingency insurance, primarily for event cancellation and non-appearance, primarily on a direct policy and facultative reinsurance basis.  Additionally, coverage for liabilities arising from contractual bonus, prize redemption and over-redemption is also offered.  The contingency portfolio is diversified across many countries and regions.

Casualty
Through 2011, Sirius Group’s casualty treaty division accepted reinsurance submissions for all lines of general casualty and professional liability business.  Due to insufficient U.S. casualty premium rates and the low global interest rates, the overall casualty book of business had decreased over time and effective January 1, 2012, Sirius Group no longer writes casualty business other than incidental exposures. Sirius Group could resume writing casualty business if premium rates and contract terms improve to favorable levels.

Lloyd’s Syndicate 1945
Sirius Group established Syndicate 1945 in 2011, with licenses for writing accident and health and contingency business.  Effective in 2013, Syndicate 1945 licenses were expanded to include property and marine business. Syndicate 1945 began writing business effective July 1, 2011 and had gross written premiums net of commissions of $80 million, $58 million and $5 million in 2013, 2012 and 2011, respectively.  Syndicate 1945 has Lloyd’s approved net capacity for 2014 of $150 million and the license has been further expanded to include both the bloodstock (which principally covers the value of an animal if it dies as a result of accident, disease or illness) and terrorism lines. Sirius Group expects that the Syndicate 1945 will have its own Managing Agency in 2014 with a planned commencement date of July 1, 2014, subject to Lloyd’s and UK regulatory approval.

White Mountains Solutions
White Mountains Solutions is a Connecticut-based division of Sirius Group specializing in the acquisition and management of runoff liabilities for insurance and reinsurance companies both in the United States and internationally.  The White Mountains Solutions team is comprised of a dedicated group of financial, actuarial and claims professionals experienced in the management and resolution of complex insurance liabilities as well as the structuring of transactions designed to enable owners to exit an insurance business and extract trapped capital. Acquisitions typically involve purchases at a significant discount to book value and undergo an extensive due diligence process. Sirius Group can derive value from these acquisitions not only from the discounted purchase price, but also from the investment income on insurance float, the potential settlement of claims below the carried level of reserves and the harvesting of other embedded assets, including the value of shell companies and licenses.

Since its formation in 2000, White Mountains Solutions has executed thirteen transactions, which have resulted in approximately $178 million of cumulative after-tax income through December 31, 2013. A description of the transactions that White Mountains Solutions has executed since January 1, 2009 follows below.
In 2013, White Mountains Solutions completed the acquisitions of Ashmere Insurance Company (“Ashmere”, formerly known as American Fuji Fire and Marine Insurance Company) from American International Group, Inc. (“AIG”) for an after-tax gain of $7 million and Empire Insurance Company (“Empire”) from Leucadia National Corporation for an after-tax gain of $7 million.
In 2012, White Mountains Solutions completed the acquisitions of four runoff entities, including the acquisition of 100% of the stock of Physicians Insurance Company of Ohio (“PICO”) and Citation Insurance Company (“Citation”) from PICO Holdings for $15 million and the acquisition of 100% of the stock of two AIG runoff subsidiaries, Woodridge Insurance Company (“Woodridge”, formerly known as American General Indemnity Company) and Oakwood Insurance Company (“Oakwood”, formerly known as American General Property Insurance Company) for $35 million. In 2013, the net assets of PICO were transferred to Oakwood and PICO was subsequently dissolved. In July 2013, White Mountains Solutions entered into an agreement to sell Citation as a “shell company” to CopperPoint Mutual Insurance Company for $1 million in excess of statutory surplus. The sale was completed on January 2, 2014 following the transfer of the Citation reserves to a Sirius Group affiliate.
In 2011, Sirius Group completed a transaction led by White Mountains Solutions to acquire the runoff loss reserve portfolio of Old Lyme Insurance Company Ltd. (“Old Lyme”), a Bermuda reinsurer in runoff since 2008. Old Lyme's loss reserves of approximately $23 million were transferred via novation agreements into White Shoals Re Ltd. (“White Shoals”), a wholly-owned Bermuda reinsurance company established by Sirius Group earlier in 2011. The transaction resulted in an after-tax gain of $7 million.
In 2010, White Mountains Solutions completed the acquisition of Central National Insurance Company of Omaha (“Central National”) from Drum Financial Corporation for $5 million. Central National ceased writing business in 1989 and had operated under the control of the Nebraska Department of Insurance since 1990. The transaction resulted in an after-tax gain of $13 million.

Sirius Capital Markets
In response to the growing trend of capital markets participation in business traditionally written by the reinsurance industry, in May 2013, Sirius Group formed Sirius Capital Markets to offer products linked to property catastrophe risk to institutional investors. Sirius Capital Markets (Bermuda) Ltd., (the “Investment Manager”) was licensed in August 2013 as an insurance manager under Section 10 of the Bermuda Insurance Act. The Investment Manager is responsible for managing the investment portfolio of certain ILS funds and also serves as the insurance manager for Alstead Reinsurance (SAC) Ltd., a Bermuda exempted company through which the ILS funds will transact collateralized reinsurance and retrocessional transactions. The ILS funds may also invest directly in risk-linked securities such as catastrophe bonds, principal-at-risk event-linked notes, and/or swaps and derivatives linked to catastrophe insurance risk. Sirius Capital Markets, LLC, a Delaware limited liability company (the “Advisor”) that together with the Investment Manager is registered as an investment adviser with the SEC (with effect in November 2013), provides portfolio, investment and strategic advice and other services to the Investment Manager. Both the Investment Manager and the Advisor are indirect wholly-owned subsidiaries of Sirius Group.
The Investment Manager and Advisor, as affiliates of Sirius International, will have access to and rely on the resources of Sirius International, seeking to leverage its market access expertise, proprietary modeling processes and tools and active risk management in furtherance of their execution of the ILS funds investment strategy. The Investment Manager was seeded with $25 million of capital in December 2013.

Geographic Concentration
     The following table shows Sirius Group’s net written premiums by geographic region based on the location of the ceding company or reinsurer for the years ended December 31, 2013, 2012 and 2011:

Geographic region	Year Ended December 31,
Millions	2013	2012	2011
United States	$371.9	$433.2	$436.3
Europe	313.0	293.4	271.8
Canada, the Caribbean, Bermuda and Latin America	94.9	104.7	100.7
Asia and Other	96.8	116.4	106.9
Total	$876.6	$947.7	$915.7

Marketing and Distribution
Sirius Group obtains most of its reinsurance submissions from reinsurance intermediaries that represent the ceding company. The process of placing an intermediary reinsurance program typically begins when a ceding company enlists the aid of a reinsurance intermediary in structuring a reinsurance program. The ceding company and the reinsurance intermediary will often consult with one or more lead reinsurers as to the pricing and contract terms for the reinsurance protection being sought. Once the ceding company has approved the terms quoted by the lead reinsurer, the reinsurance intermediary will offer participation to qualified reinsurers until the program is fully subscribed. Sirius Group considers both the reinsurance intermediary and the ceding company to be its clients. Sirius Group has developed strong business relationships over a long period of time with the management of many of its ceding companies and reinsurance intermediaries.
Sirius Group pays ceding companies a ceding commission under most proportional reinsurance treaties and some excess of loss reinsurance treaties. The ceding commission is generally based on the ceding company’s cost of acquiring and administering the business being reinsured (e.g., agent commissions, premium taxes and certain miscellaneous expenses). The ceding commissions paid to ceding companies constitute the majority of Sirius Group’s total acquisition costs. Additionally, Sirius Group pays reinsurance intermediaries commissions based on negotiated percentages of the premium they produce on a per treaty or certificate basis.
During the year ended December 31, 2013, Sirius Group obtained $120 million, or 11%, of its gross written premiums through IMG. During the years ended December 31, 2012 and 2011, Sirius Group received no more than 10% of its gross written premiums from any individual ceding company. During the years ended December 31, 2013, 2012 and 2011, Sirius Group received a majority of its gross reinsurance premiums written from three major, third-party reinsurance intermediaries as detailed in the following table:

	Year Ended December 31,
Gross written premium by intermediary	2013	2012	2011
AON Re/Benfield	29%	32%	31%
Guy Carpenter	20	19	19
Willis Re	11	8	10
	60%	59%	60%

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
Sirius Group derives its reinsurance business from a broad spectrum of ceding companies, including national, regional, specialty, and excess and surplus lines writers, both internationally and in the United States. Sirius Group prices its products by assessing the desired return on the expected capital needed to write a given contract and on the expected underwriting results of the contract. Sirius Group’s pricing indications are based on a number of underwriting factors including historical results, analysis of exposure and estimates of future loss costs, a review of other programs displaying similar exposure characteristics and the ceding company’s underwriting and claims experience. Additionally, in the United States, Sirius Group’s underwriters, actuaries and claims personnel perform audits of certain ceding companies. Generally, ceding company audits are not customary outside the United States. Additionally, Sirius Group’s staff reviews the financial stability and creditworthiness of ceding companies. Such reviews provide important input to support underwriting decisions.
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
Sirius Group competes for business in Europe, Bermuda, the United States, and other international markets with numerous global competitors. Sirius Group's competitors include other insurance and reinsurance companies and underwriting syndicates at Lloyd's of London. Some of the companies that Sirius Group competes directly with include Alleghany Corporation, Allied World Assurance Company Holdings AG, Arch Capital Group Ltd., Aspen Insurance Holdings Ltd., Axis Capital Holdings, Ltd., Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., General Reinsurance Corporation, Hannover Ruckversicherung AG, Montpelier Re Holdings, Ltd., Munich Re Group, Odyssey Re Holdings Corp., PartnerRe Ltd., Platinum Underwriters Holdings Ltd., Renaissance Re Holdings Ltd., Scor Global P&C, Swiss Re Group, Validus Holdings, Ltd., and XL Capital Ltd.
In addition, in recent years the persistent low interest rate environment and ease of entry into the reinsurance sector has led to increased third-party alternative capital competition in the property catastrophe excess reinsurance line. This alternative capital provides collateralized property catastrophe protection in the form of catastrophe bonds, industry loss warranties, sidecars and other vehicles that facilitate the ability for non-reinsurance entities, such as hedge funds and pension funds, to compete for property catastrophe excess reinsurance business outside of the traditional treaty market. Sirius Group has observed reduced pricing and/or reduced shares in certain property catastrophe excess reinsurance markets as a result. This alternative capacity may expand into lines of business other than property catastrophe.

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
Sirius Group also uses third-party administrators (“TPAs”) for certain claims, including claims arising from certain of Sirius Group’s runoff claims related to certain acquired companies. In addition, Sirius Group uses agents that manage the administration for direct accident and health claims. Sirius Group’s claims staff performs on-site claim audits of certain TPAs to ensure the propriety of the controls and processes over claims serviced by the TPAs.

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
Sirius Group licenses third-party global property catastrophe models from AIR, EQECAT, Inc. (“EQE”) and Risk Management Solutions Inc. (“RMS”), which are three of the leading vendors of industry-standard catastrophe modeling software, as well as utilizing its own proprietary models to calculate expected probable maximum loss (“PML”) from various property natural catastrophe scenarios. Sirius Group prices its property catastrophe contracts using the aforementioned third-party software and internal models and other methods. In 2012, Sirius Group started using a new proprietary property underwriting and pricing tool (“GPI”), which consolidates and reports on all its worldwide property exposures.  GPI is used to calculate individual and aggregate PMLs by statistically blending multiple third-party and proprietary models for property, A&H and marine. For business that Sirius Group determines to have exposure to natural catastrophic perils, as part of its underwriting process it models and assesses the exposure to assess whether there is an appropriate premium for the exposure.

The following table provides an estimate of Sirius Group’s three largest PML zones on a per occurrence basis for 1-in-100 and 1-in-250 year events at January 2014 as measured by net after-tax exposure:

				Sirius Group Net After-Tax Loss
($ in millions)	Modeled Industry Loss	Sirius Group Gross Loss	Net After Reinsurance and Reinstatements	Net After Tax	Net After-Tax as % of Adjusted GAAP Capital(1)	Net After-Tax as % of Adjusted GAAP Common Shareholder’s Equity(1)
	1-in-100 year event
Southeast U.S.	$59,477	$382	$349	$263	10%	16%
West Coast U.S.	$43,123	$254	$235	$175	7%	11%
Europe	$45,550	$474	$220	$172	6%	10%

	1-in-250 year event
Southeast U.S.	$338,713	$511	$477	$361	14%	22%
West Coast U.S.	$76,867	$432	$408	$306	11%	18%
Northeast U.S.	$72,612	$440	$376	$288	11%	17%

(1)
Adjusted GAAP capital and common shareholder’s equity at December 31, 2013 for Sirius Group is determined on a legal-entity basis and excludes $36 of equity in net unrealized losses from Symetra’s fixed maturity portfolio, net of taxes.

In addition to the above, Sirius Group also has significant exposure to United States Gulf Coast windstorms (i.e., Florida to Texas), New Madrid earthquakes, and, to a lesser extent, Japanese, Latin American, Canadian and Chinese windstorms and earthquakes.
AIR, EQE and RMS provide new versions of their models on a periodic basis, usually annually or every other year, which Sirius Group may implement for use after having engaged in appropriate testing and achieving comfort with the model enhancements. With GPI, Sirius Group’s PML reporting methodology for exposures in the United States approximates an averaging of AIR and RMS, further adjusted for each treaty by underwriting judgment regarding the specific exposures underlying each cedent's portfolio. For exposures in countries other than the United States, Sirius Group chooses either AIR, EQE, or RMS for PML reporting based on underwriting and actuarial assessment as to the integrity of the model by territory and underlying data availability. The model of choice is then further adjusted in GPI for each treaty by underwriting judgment regarding the specific exposures underlying each cedent's portfolio.
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

Reinsurance Protection
Sirius Group’s reinsurance protection primarily consists of pro-rata and excess of loss protections to cover A&H, aviation, trade credit, and certain property exposures. Sirius Group’s core proportional property reinsurance programs provide protection for parts of the non-proportional treaty accounts written in Europe, the Americas, Asia, the Middle East, and Australia. These reinsurance protections are designed to increase underwriting capacity where appropriate, and to reduce exposure both to large catastrophe losses and to a frequency of smaller loss events. Attachment points and coverage limits vary by region around the world. In addition to its proportional reinsurance, Sirius Group also purchases excess of loss reinsurance protection for $15 million in excess of a retention of $5 million for the facultative and direct property portfolios written by the Stockholm, Hamburg and London branches (excluding business written in the United States).  An additional $15 million of reinsurance protection in excess of the $20 million coverage is in place for the facultative and direct property portfolios written by the Hamburg and Stockholm branches. In addition, Syndicate 1945 has a reinsurance cover of $10 million in excess of $5 million for the facultative and direct property portfolio. At January 1, 2014, an additional $3 million of second loss coverage was purchased for the facultative and direct property portfolios written by the Hamburg, Stockholm, and London branches in excess of a retention of $3 million. Sirius Group also has $5 million of protection in excess of a retention of $5 million for the London branch and Syndicate 1945 for facultative and direct U.S.-catastrophe exposed business, which was renewed through June 30, 2014.
Sirius Group has in place excess of loss retrocessional coverage for its non-U.S. and non-Japan earthquake-related exposures. This cover was renewed for one year at April 1, 2013, providing $40 million of reinsurance protection in excess of Sirius Group’s retention of $35 million and a further $16 million of partially placed coverage in excess of $75 million.
In addition, Sirius Group periodically purchases industry loss warranty (“ILW”) contracts to augment its overall retrocessional program.  A European windstorm and flood ILW totaling $8 million in coverage and attaching at a market event level of €5 billion or greater ($7 billion based on the December 31, 2012 EUR to USD exchange rate) was purchased in October 2013 and remains in force throughout 2014.  Two additional ILWs were purchased at January 1, 2014, in force through March 31, 2014, totaling $10 million in coverage for European windstorm and flood attaching at a market event level of $8 billion.
Sirius Group’s aviation reinsurance program is intended to reduce exposure to a frequency of small losses, a single large loss, or a combination of both. In 2014, for the proportional and facultative aviation portfolios, reinsurance protection purchases were generally for coverage on losses from events that cause a market loss in excess of $150 million up to a full policy limit of $2 billion. This program is in effect through November 2014. For the non-proportional aviation portfolio, reinsurance protection includes a 15% quota share treaty. In addition, the non-proportional portfolio is protected by ILWs with a limit of $31 million. The ILWs attach at industry loss levels between $350 million and $1 billion.
For the marine yacht portfolio written by the London branch and Syndicate 1945, reinsurance coverage is in place for $10 million in excess of a retention of $0.3 million.
For accident and health, Sirius Group has excess of loss protection covering personal accident and life of €10 million ($14 million based on the December 31, 2013 EUR to USD exchange rate) of protection in excess of a €5 million ($7 million based on the December 31, 2013 EUR to USD exchange rate) retention for the Stockholm, Hamburg, Liege and Singapore branches. In addition, the Sirius America’s direct insurance portfolio includes quota share reinsurance of various percentages.
For 2013, Sirius Group ceded 20% and 50% of its trade credit and bond business, respectively, under a quota share retrocession, which supported growth in this line. The treaty was renewed for 2014 at the same cession percentages.
For 2013, Sirius Group also ceded 30% of the direct contingency business written by the London branch and Syndicate 1945 on a proportional basis. The treaty was renewed at January 1, 2014.
Almost all of Sirius Group's excess of loss reinsurance protections, excluding ILWs which tend to only cover one loss event, include provisions that reinstate coverage at a cost of 100% or more of the original reinsurance premium.
At December 31, 2013, Sirius Group had $16 million of reinsurance recoverables on paid losses and $348 million of reinsurance recoverables on unpaid losses that will become recoverable if claims are paid in accordance with current reserve estimates. Because retrocessional reinsurance contracts do not relieve Sirius Group of its obligation to its insureds, the collectability of balances due from Sirius Group's reinsurers is critical to its financial strength. Sirius Group monitors the financial strength and ratings of retrocessionaires on an ongoing basis. See Note 4 - “Third-party Reinsurance” to the accompanying consolidated financial statements for a discussion of Sirius Group's top reinsurers.

Loss and Loss Adjustment Expense Reserves
Sirius Group establishes loss and LAE reserves that are estimates of future amounts needed to pay claims and related expenses for insured events that have already occurred. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain. See “CRITICAL ACCOUNTING ESTIMATES — Loss and LAE Reserves — Sirius Group” on page 90 for a full discussion regarding Sirius Group’s loss reserving process.
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
Section II shows the cumulative amount of net loss and LAE paid relating to recorded liabilities as of the end of each succeeding year. Section III shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid loss and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency and severity patterns, becomes known. Section IV shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2013. Section V shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2013. Section VI shows the cumulative gross (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2013.

	Sirius Group Loss and LAE
	Year Ended December 31,
($ in millions)	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
I. Liability for unpaid loss and LAE:
Gross balance	$1,699.4	$3,864.3	$4,308.8	$3,708.8	$3,252.3	$2,735.5	$2,444.4	$2,441.3	$2,343.7	$2,168.9	$2,025.0
Less reinsurance recoverable on unpaid losses and LAE	(741.1)	(1,149.8)	(1,633.6)	(1,142.5)	(806.4)	(555.0)	(578.6)	(450.5)	(339.7)	(321.6)	(347.9)
Net balance	$958.3	$2,714.5	$2,675.2	$2,566.3	$2,445.9	$2,180.5	$1,865.8	$1,990.8	$2,004.0	$1,847.3	$1,677.1
II. Cumulative amount of net liability paid through:
1 year later	321.5	941.0	949.4	721.7	726.2	637.4	276.2	475.3	561.1	479.6
2 years later	521.8	1,369.4	1,442.9	1,302.0	1,164.5	760.8	533.0	794.6	826.6
3 years later	710.8	1,684.9	1,942.5	1,645.2	1,207.4	972.5	789.2	945.1
4 years later	834.7	2,052.4	2,225.6	1,649.2	1,486.6	1,200.3	910.6
5 years later	941.0	2,246.0	2,192.3	1,804.3	1,693.8	1,307.0
6 years later	1,015.7	2,170.9	2,325.5	1,997.3	1,784.8
7 years later	901.6	2,265.1	2,499.2	2,077.8
8 years later	910.7	2,430.7	2,570.5
9 years later	997.3	2,495.5
10 years later	1,049.1
III. Net Liability re-estimated as of:
1 year later	984.9	2,771.9	2,893.2	2,575.4	2,525.7	2,159.4	1,808.5	1,943.9	1,969.5	1,798.9
2 years later	1,059.6	2,802.9	3,032.5	2,775.8	2,539.8	2,140.6	1,797.5	1,966.8	1,939.2
3 years later	1,148.1	2,917.9	3,164.9	2,749.3	2,517.2	2,124.6	1,790.4	1,965.0
4 years later	1,270.2	3,063.6	3,133.3	2,743.4	2,510.7	2,129.6	1,795.2
5 years later	1,425.0	3,021.4	3,124.8	2,741.7	2,527.0	2,136.5
6 years later	1,382.7	3,013.1	3,134.3	2,774.4	2,533.2
7 years later	1,379.8	3,017.9	3,174.0	2,782.9
8 years later	1,383.3	3,065.0	3,184.6
9 years later	1,437.6	3,076.3
10 years later	1,449.0
IV. Cumulative net (deficiency)/ redundancy	($490.7)	($361.8)	($509.4)	($216.6)	($87.3)	$44.0	$70.6	$25.8	$64.8	$48.4
Percent (deficient)/redundant	(51.2)%	(13.3)%	(19.0)%	(8.4)%	(3.6)%	2.0%	3.8%	1.3%	3.2%	2.6%
V. Reconciliation of net liability re-estimated as of the end of the latest re-estimation period (see III above):
Gross re-estimated liability	$2,338.2	$4,437.7	$5,054.0	$3,945.6	$3,353.2	$2,696.0	$2,353.2	$2,368.2	$2,298.1	$2,103.7
Less: gross re-estimated reinsurance recoverable	(889.2)	(1,361.4)	(1,869.4)	(1,162.8)	(820.0)	(559.5)	(558.0)	(403.3)	(359.0)	(304.9)
Net re-estimated liability	$1,449.0	$3,076.3	$3,184.6	$2,782.8	$2,533.2	$2,136.5	$1,795.2	$1,964.9	$1,939.1	$1,798.8
VI. Cumulative gross (deficiency)/ redundancy	$(638.8)	$(573.4)	$(745.2)	$(236.8)	$(100.9)	$39.5	$91.2	$73.1	$45.6	$65.2
Percent (deficient)/redundant	(37.6)%	(14.8)%	(17.3)%	(6.4)%	(3.1)%	1.4%	3.7%	3.0%	1.9%	3.0%

The cumulative net (deficiency)/redundancy in the table above includes adverse development from asbestos and environmental (“A&E”) claims. Sirius Group’s exposure to A&E claims results mainly from asbestos claims arising from treaty and facultative contracts written prior to 1985 at two companies acquired by Sirius America—MONY Reinsurance Corporation in 1991 and Christiania General Insurance Corporation in 1996. As a result, the table above reflects reserve development on A&E business that was not underwritten by Sirius Group.
Sirius Group’s net incurred losses from A&E claims have totaled $230 million over the past ten years. Although losses arising from A&E claims were on contracts that were not underwritten by Sirius Group, Sirius Group is liable for any additional losses arising from such contracts. Accordingly, Sirius Group cannot guarantee that it will not incur additional A&E losses in the future. Refer to “CRITICAL ACCOUNTING ESTIMATES” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details of Sirius Group’s A&E reserves.
The following table reconciles loss and LAE reserves determined on a regulatory basis to loss and LAE reserves determined in accordance with GAAP at December 31, as follows:

	December 31,
Millions	2013	2012
Regulatory reserves	$1,673.4	$1,847.0
Reinsurance recoverable on unpaid losses and LAE(1)	349.3	760.4
Discount on loss reserves	2.5	3.5
WM Life Re reserves(2)	—	(437.8)
Purchase accounting and other	(.2)	(4.2)
GAAP reserves	$2,025.0	$2,168.9

(1)
Represents adjustments made to add back reinsurance recoverables included with the presentation of reserves under regulatory accounting. Includes recoverables from WM Life Re business in 2012 and recoverables on intercompany treaties that are eliminated in consolidation.

(2)
Sirius Group fronted the reinsurance contracts for, and was 100% reinsured by, WM Life Re until October 17, 2013, at which time White Mountains and Tokio Marine completed a novation whereby Sirius Group’s obligations under these contracts were transferred to WM Life Re. These instruments were reported as reinsurance contracts under Swedish statutory regulations.  For GAAP purposes, the liabilities were transferred to WM Life Re and are reported as derivative instruments.

Sirius Group’s Preference Shares and Senior Notes
In May 2007, Sirius International Group, Ltd. (“SIG”), an intermediate holding company of Sirius Group, issued $250 million non-cumulative perpetual preference shares, with a $1,000 per share liquidation preference (the “SIG Preference Shares”), and received $246 million of proceeds, net of $4 million of issuance costs and commissions. These shares were issued in an offering that was exempt from the registration requirements of the Securities Act of 1933. Holders of the SIG Preference Shares receive dividends on a non-cumulative basis when and if declared by SIG. See Note 1 - “Significant Accounting Policies - Non-controlling Interest” for more details regarding the SIG Preference Shares.
The SIG Preference Shares included an initial fixed annual dividend rate of 7.506%. In June 2017, the fixed rate will move to a floating rate equal to the greater of (i) 7.506% and (ii) 3-month LIBOR plus 320 bps. In July 2013, SIG executed a 5-year forward LIBOR cap (the “Interest Rate Cap”) for the period from June 2017 to June 2022 to protect against a significant increase in interest rates during that 5-year period. The Interest Rate Cap economically fixes the annual dividend rate on the SIG Preference Shares from June 2017 to June 2022 at 8.30%. The cost of the Interest Rate Cap was an upfront premium of 395 bps of the $250 million notional value, or $10 million for the full notional amount. See Note 8 - “Derivatives - Interest Rate Cap” for more details regarding the Interest Rate Cap.
In March 2007, SIG issued $400 million face value of senior unsecured notes (the “SIG Senior Notes”) at an issue price of 99.715%. The SIG Senior Notes, which were issued in an offering that was exempt from the registration requirements of the Securities Act of 1933, bear an annual interest rate of 6.375%, payable semi-annually in arrears on March 20 and September 20, until maturity in March 2017. See Note 6 - “Debt” for more details regarding the SIG Senior Notes.

HG GLOBAL/BAM

BAM is domiciled in New York and was established to provide insurance on municipal bonds issued to support essential U.S. public purposes such as schools, utilities, core governmental functions and existing transportation facilities. Members of BAM’s senior management team have more than 25 years on average of experience in the municipal bond insurance industry.
HG Global is domiciled in Bermuda and was established to fund the startup of BAM, and through its subsidiary, HG Re, to provide reinsurance to BAM. In 2012, HG Global was capitalized with $609 million to purchase surplus notes from BAM and to fund HG Re.

White Mountains believes that municipal bonds insured by BAM have strong appeal to retail investors, who buy smaller, less liquid issues, have less portfolio diversification and have fewer credit differentiation skills and analytical resources.  BAM focuses on underwriting small-to-medium sized investment grade bonds, primarily in the AA-, A and BBB categories. BAM seeks to provide insurance to the municipal bond market while building a relatively low risk insurance portfolio with conservative single risk limits (initially the aggregate par value of the insured bonds with a common revenue stream is limited to $100 million or less, depending on rating).
BAM launched in July 2012 after securing an “AA/stable” rating from Standard & Poor's (“AA” is the third highest of twenty-one financial strength ratings assigned by Standard & Poor's).  HG Global, together with its subsidiaries, funded the initial capitalization of BAM through the purchase of $503 million of BAM Surplus Notes.  BAM and HG Re entered into a first loss reinsurance treaty (“FLRT”), under which HG Re will provide first loss protection up to 15% of par outstanding on each bond insured by BAM in exchange for 60% of the risk premium, net of a ceding commission, charged by BAM.
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
The FLRT is perpetual with an initial term of 10 years. The FLRT can be amended after the first 10-year period and after each subsequent 5-year period on a prospective basis. If the parties are unable to mutually agree to amended terms, the dispute is resolved through arbitration, with the arbitrator determining amendments that would best achieve BAM and HG Global’s joint expectation of certain basic principles including maintenance of BAM’s rating, the provision to BAM of reliable first loss reinsurance, and HG Global achieving an equitable rate of return. Amended contract terms must be approved by the New York State Department of Financial Services (“NYDFS”). Should BAM consider the amended terms to be unacceptable, it has the option to purchase HG Re, or cause another reinsurer to purchase HG Re, at fair value. Pursuant to the FLRT, BAM’s underwriting guidelines may only be amended with the consent of HG Re. In addition, HG Global has the right to designate two directors for election to BAM’s board of directors.
As of December 31, 2013 and 2012, White Mountains owned 97.3% of HG Global's preferred equity and 88.7% of its common equity. At December 31, 2013 and 2012, HG Global had $675 million and $624 million of total assets and $606 million and $623 million of shareholders’ equity, $17 million and $17 million of which is included in non-controlling interest. At December 31, 2013 and 2012, BAM had $486 million and $493 million of total assets and $(98) million and $(36) million of members’ equity, all of which is included in non-controlling interest.

Insured Portfolio
The following tables present BAM’s insured portfolio by asset class. It includes all financial guaranty insurance contracts outstanding as of December 31, 2013 and 2012:

Gross Par Outstanding and Average Credit Rating by Asset Class
Millions	December 31, 2013		December 31, 2012
Sector	Gross Par Outstanding	Average Credit Rating(1)	Gross Par Outstanding	Average Credit Rating(1)
General Obligation	$3,191.8	A	$20.0	A
Utility	671.9	A	5.8	BBB
General Fund	388.6	A+	—
Dedicated Tax	192.4	A-	—
Transportation	154.9	A-	—
Public Higher Education	73.6	A	—
Other Public Finance	30.5	A	—
Total gross par outstanding	$4,703.7	A	$25.8	A-
(1) The average credit ratings are based on Standard & Poor’s credit ratings, or if unrated by Standard & Poor’s, the Standard & Poor’s equivalent of credit ratings provided by Moody’s

The following tables presents BAM’s ten largest direct exposures based upon gross par outstanding, the percentage of total gross par outstanding, and Standard & Poor’s credit ratings, or if unrated by Standard & Poor’s, credit ratings provided by Moody’s, as of December 31, 2013:

Millions	Gross Par Outstanding	Percent of Total Gross Par Outstanding	Credit Rating
Sweetwater Union High School District Public Financing Authority, CA, (San Diego County)	$72.1	1.5%	A (1)
Plum Borough SD, PA (Allegheny County)	67.4	1.4%	A+ (1)
Allegheny County Sanitary Authority, PA, (Allegheny County), Sewer Revenue	64.8	1.4%	A (1)
Roosevelt UFSD, NY (Nassau County)	59.4	1.3%	A+ (1)
Chicago Board of Education, IL (Cook County)	58.6	1.2%	A+ (1)
Tehachapi Valley Healthcare District, CA (Kern County)	57.9	1.2%	A2 (2)
Texas Southern University System, TX (state-wide)	54.8	1.2%	Baa1 (2)
Hesperia USD, CA (San Bernardino County)	52.7	1.1%	A- (1)
Polk County, FL, (Polk County), Combined Water & Sewer	51.1	1.1%	A+ (1)
Palmdale SD, CA (Los Angeles County)	45.1	1.0%	A+ (1)
Total of top ten exposures	$583.9	12.4%
(1) “A+” is the fifth highest, “A” is the sixth highest and “A-“ is the seventh highest of twenty-eight credit ratings assigned by Standard & Poor’s.
(2) “A2” is the sixth highest and “Baa1” is the eighth highest of twenty-one credit ratings assigned by Moody’s.

The following table presents the geographic distribution of the BAM's insured portfolio as of December 31, 2013:

Millions	Number of Risks	Gross Par Outstanding	Percent of Total Gross Par Outstanding
California	85	$1,231.6	26.2%
Texas	157	1,010.4	21.5%
Pennsylvania	99	912.0	19.4%
New York	62	550.2	11.7%
Illinois	17	220.9	4.7%
Michigan	10	110.4	2.3%
Florida	2	86.3	1.8%
Arizona	8	81.6	1.7%
Alabama	6	70.1	1.5%
New Jersey	7	65.2	1.4%
Other states	40	365.0	7.8%
Total insured portfolio	493	$4,703.7	100.0%

The following table sets forth BAM's insured portfolio by issue size of exposure as of December 31, 2013:

Original Par Amount Per Issue	Number of Risks	Gross Par Outstanding	Percent of Total Gross Par Outstanding
Less than $5 million	193	$595.3	12.6%
$5 to $10 million	178	1,325.6	28.2%
$10 to $50 million	113	2,244.1	47.7%
$50 to $100 million	9	538.7	11.5%
Total insured portfolio	493	$4,703.7	100.0%

OTHER OPERATIONS

White Mountains’ Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary (WM Advisors) and its variable annuity reinsurance business (WM Life Re), which is in runoff, as well as various other entities not included in other segments.

WM Advisors
WM Advisors is a registered investment adviser that manages White Mountains’ investments in fixed income and equity securities, including hedge funds and private equities. WM Advisors also has investment management agreements with third parties, most notably with Symetra Financial Corporation (“Symetra”). At December 31, 2013, WM Advisors had approximately $34 billion in assets under management, $6 billion of which related to consolidated subsidiaries of White Mountains.
WM Advisors has a sub-advisory agreement with Prospector Partners LLC (“Prospector”), a registered investment adviser, under which Prospector manages a majority of White Mountains’ publicly-traded common equity securities and convertible fixed maturity securities. At December 31, 2013, the value of White Mountains’ common equity and convertible fixed maturity securities managed by Prospector totaled approximately $900 million, which represented 73% of White Mountains’ total common equity and convertible fixed maturity portfolio. Prospector also provides consulting and advisory services to White Mountains through a separate agreement on matters such as asset allocation, hedge fund and private equity investments, capital management, and mergers and acquisitions.

WM Life Re
WM Life Re reinsures death and living benefit guarantees associated with certain variable annuities issued in Japan.  Sirius Group fronted the reinsurance contracts for and was 100% reinsured by WM Life Re until October 17, 2013, when White Mountains and Tokio Marine completed a novation whereby Sirius Group’s obligations on the reinsurance contracts were transferred to WM Life Re. As a result, Sirius Group no longer has any obligation or liability relating to these agreements. In connection with this novation, White Mountains and Life Re Bermuda entered into a keep-well agreement, which obligates White Mountains to make capital contributions to Life Re Bermuda in the event that Life Re Bermuda’s shareholder’s equity falls below $75 million, provided however that in no event shall the amount of all capital contributions made by White Mountains under this agreement exceed $127 million. At December 31, 2013, Life Re Bermuda had $86 million of shareholder’s equity and White Mountains’ maximum capital commitment under the keep-well agreement was $118 million. WM Life Re is in runoff and all of its contracts will have matured by June 30, 2016.
WM Life Re has assumed the risk related to a shortfall between the account value and the guaranteed value that must be paid by the ceding company to an annuitant or to an annuitant’s beneficiary in accordance with the underlying annuity contracts.  The guaranteed value of the annuity contracts is equal to the initial single premium paid by the annuitant.  The annuity accounts are invested in four index funds: a Japanese government bond fund indexed to the Nomura Bond Performance Index (“Nomura BPI”) (roughly 35%), a foreign government bond fund indexed to the Citi World Group Government Bond Index, excluding Japan (“WGBI”) (roughly 35%), a Japanese equity fund indexed to the TOPIX Total Return Index (roughly 15%) and a foreign equity fund indexed to the MSCI Kokusai Total Return Index (roughly 15%).  The account is rebalanced monthly to maintain these same investment allocations. As of December 31, 2013, annuity contracts mature within 2 years on average (with a maximum of 2½ years and a minimum of 1½ years remaining).  The guarantee made by the ceding company to its annuitants was economically equivalent to guaranteeing that the underlying investment accounts would earn a return of approximately 2.7% per annum.  The average account value of annuity contracts covered by WM Life Re was approximately 104% of their guarantee value at the inception of the reinsurance contracts.  Accordingly, the guarantee made in WM Life Re’s contracts was economically equivalent to guaranteeing that the underlying investment accounts would earn a return of approximately 2.3% per annum.
WM Life Re reinsured ¥200 billion (approximately $1.7 billion at the then current exchange rate) of guarantees in September 2006 and an additional ¥56 billion (approximately $0.5 billion at the then current exchange rate) in March 2007.  WM Life Re has not subsequently written any additional business and the last policy reinsured under WM Life Re's existing contract will mature on June 30, 2016.  As of December 31, 2013, the total guarantee value was approximately ¥204 billion (approximately $1.9 billion at exchange rates on that date).  The average annual premium charged by WM Life Re under these contracts is equal to 1.13% times the total guarantee value.

WM Life Re uses derivative instruments, including put options, interest rate swaps, total return swaps on bond and equity indices, forward contracts and futures contracts on major equity indices, currency pairs and government bonds, to mitigate the market risks associated with changes in the fair value of the reinsured variable annuity guarantees. WM Life Re measures its net exposure to changes in relevant interest rates, foreign exchange rates, implied volatilities and equity markets on a daily basis and adjusts its economic hedge positions within risk guidelines established by a risk committee that contains members of White Mountains’ and WM Life Re’s senior management. WM Life Re continually fair values its liability and the related hedge assets.  The guarantee is economically substantially similar to having sold put options on a basket of the four index funds. WM Life Re also monitors the effects of annuitant related experience against actuarial assumptions (surrender and mortality rates) on a weekly basis and adjusts relevant assumptions and economic hedge positions if required.
Under the terms of its reinsurance contracts, WM Life Re is required to hold eligible assets (generally cash, short-term investments, fixed income securities, and hedge assets such as options and futures) equal to the fair value of the liability, as defined in the reinsurance contracts, for the benefit of the cedent.  Increases in the fair value of the liability in excess of the increase in value of the hedge assets, such as occurs in the case of decreases in surrender assumptions or underperformance of the hedging portfolio, must therefore be funded on a current basis while the actual amounts that must be paid to settle the contracts may not be known and generally will not become payable for a number of years.  White Mountains contributed $70 million, $25 million and $20 million into WM Life Re during 2013, 2012 and 2011, respectively, to fulfill this requirement.
See “CRITICAL ACCOUNTING ESTIMATES - Fair Value Measurements” on page 96 for a discussion of the sensitivity of WM Life Re’s results to changes in market and annuitant-related variables.

DISCONTINUED OPERATIONS

OneBeacon
In October 2012, one of OneBeacon's indirect wholly-owned subsidiaries, OneBeacon Insurance Group LLC, entered into the Runoff Transaction to sell the Runoff Business to Trebuchet US Holdings, Inc. (“Trebuchet”), a wholly-owned subsidiary of Armour Group Holdings Limited (together with Trebuchet, “Armour”). Pursuant to the terms of the Runoff SPA, at closing, OneBeacon will transfer to Trebuchet all of the issued and outstanding shares of common stock of certain legal entities that will contain the assets, liabilities (including gross and ceded loss reserves) and capital supporting the Runoff Business as well as certain elements of the Runoff Business infrastructure, including staff and office space. Additionally, as part of the Runoff Transaction, OneBeacon may provide financing in the form of surplus notes. The transaction is subject to regulatory approvals and is expected to close in mid-2014. As a result of the Runoff Transaction, the Runoff Business is reported as discontinued operations in White Mountains’ financial statements.
On February 22, 2012, OneBeacon completed the sale of AutoOne to Interboro Holdings, Inc. (“Interboro”). OneBeacon formed AutoOne in 2001 to provide products and services to automobile assigned risk markets primarily in New York and New Jersey. OneBeacon transferred to the buyer AutoOne Insurance Company and AutoOne Select Insurance Company, which contained the assets, liabilities, including loss reserves and unearned premiums, and capital supporting the AutoOne business, and transferred substantially all of the AutoOne infrastructure including systems and office space as well as certain staff. As a result of the sale, AutoOne is reported as discontinued operations in White Mountains’ financial statements.

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
See Note 21—“Discontinued Operations” of the accompanying consolidated financial statements for details of amounts included in net assets held for sale, net income (loss) from discontinued operations and gains (losses) from sales of discontinued operations.

INVESTMENTS

White Mountains’ investment philosophy is to maximize long-term total returns (after-tax) while taking prudent levels of risk and maintaining a diversified portfolio.  Under White Mountains’ philosophy, each dollar of after-tax investment income or investment gains (realized or unrealized) is valued equally.
White Mountains’ investment portfolio mix as of December 31, 2013 consisted in large part of high-quality, short-duration, fixed maturity investments and short-term investments, but also included common equity securities, convertible fixed maturity securities and other long-term investments, such as hedge funds and private equities. White Mountains’ management believes that prudent levels of investments in common equity securities, convertible fixed maturity securities and other long-term investments are likely to enhance long-term after-tax total returns. See “Portfolio Composition” on page 64.
White Mountains’ overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to their investment risks. White Mountains also actively manages the average duration of the portfolio.  Duration was about 2.1 years including short-term investments and about 2.4 years excluding short-term investments at December 31, 2013.
White Mountains’ overall equity investment strategy is to maximize risk-adjusted absolute return through investments in a variety of equity and equity-related instruments, using a bottom-up, value investing approach. Preservation of capital is of the utmost importance.  White Mountains’ equity sub-advisors, most notably Prospector, invest predominantly in the United States and other developed markets.

Prospector Funds
White Mountains owns approximately 72% of the limited partnership interests in Prospector Offshore Fund, Ltd. and approximately 69% of the limited partnership interests in Prospector Turtle Fund (collectively, the “Prospector Funds”).  These funds are managed by Prospector, a registered investment adviser, and are consolidated within White Mountains’ financial statements. The Prospector Funds are hedge funds that pursue investment opportunities in a variety of equity and equity-related instruments, chiefly in the financial services sector.
At December 31, 2013 and 2012, the Prospector Funds had $249 million and $239 million of total assets and accounted for $112 million and $103 million of White Mountains’ net assets.

Symetra
In 2004, White Mountains, Berkshire Hathaway, Inc. (“Berkshire”) and several other private investors capitalized Symetra in order to purchase the life and investment operations of Safeco Corporation for $1.35 billion. The acquired companies focus mainly on group insurance, individual life insurance, structured settlements and retirement services. Symetra had an initial capitalization of approximately $1.4 billion, consisting of $1,065 million of common equity and $315 million of debt. White Mountains invested $195 million in Symetra in exchange for 17.4 million common shares, as adjusted for stock splits, of Symetra. In addition, White Mountains and Berkshire each received warrants to acquire an additional 9.5 million common shares of Symetra at $11.49 per share, as adjusted for stock splits.
In 2010, Symetra completed an initial public offering at a price of $12 per share, whereby 25.3 million primary shares were sold to the public and 9.7 million secondary shares were sold by existing shareholders. White Mountains did not sell any of its shares of Symetra in the offering. In June 2013, White Mountains executed a cashless exercise of its Symetra warrants, which resulted in the net issuance of 2.65 million common shares of Symetra in exchange for the warrants. As of December 31, 2013, White Mountains owned 20.05 million, or 17%, of Symetra’s outstanding common shares.
One White Mountains designee and one member of White Mountains’ Board of Directors currently serve on Symetra’s seven member board of directors. White Mountains accounts for its investment in common shares of Symetra under the equity method.
The following table presents the financial strength ratings assigned to Symetra’s principal insurance operating subsidiaries as of February 28, 2014:

	A.M. Best(1)	Fitch(2)	Moody’s(3)	Standard & Poor’s(4)
Rating	“A” (Excellent)	“A+” (Strong)	“A3” (Good)	“A” (Strong)
Outlook	Stable	Stable	Stable	Stable

(1)	“A” is the third highest of sixteen financial strength ratings assigned by A.M. Best.

(2)	“A+” is the fifth highest of twenty-one financial strength ratings assigned by Fitch.

(3)	“A3” is the seventh highest of twenty-one financial strength ratings assigned by Moody’s.

(4)	“A” is the sixth highest of twenty-one financial strength ratings assigned by Standard & Poor’s.

Symetra’s total revenues and net income for the years ended December 31, 2013, 2012 and 2011 were $2,104 million and $221 million, $2,101 million and $205 million, and $1,999 million and $200 million. As of December 31, 2013 and 2012, Symetra had total assets of $30.1 billion and $29.5 billion and shareholders’ equity of $2.9 billion and $3.6 billion. Symetra’s shareholders’ equity excluding unrealized gains (losses) from its fixed maturity investments was $2.3 billion at both December 31, 2013 and 2012.
As of December 31, 2013 and 2012, White Mountains’ investment in Symetra common shares was $361 million and $288 million, excluding $(44) million and $63 million of pre-tax equity in unrealized (losses)/gains from Symetra’s fixed maturity investments. As of December 31, 2012, White Mountains’ investment in Symetra warrants was $30 million. Since inception, White Mountains has received cash dividends from Symetra of $65 million on its common share investment and $33 million on its warrant investment.
During the fourth quarter of 2011, White Mountains recorded a GAAP other-than-temporary impairment write-down on its investment in Symetra common shares. White Mountains concluded that the accounting impairment on its investment in Symetra common shares arose due to the prolonged low interest rate environment in which life insurance companies were operating and not due to reasons specific to Symetra. As a result, White Mountains does not believe that the accounting impairment equates to an impairment in Symetra’s long-term intrinsic business value. See “CRITICAL ACCOUNTING ESTIMATES — White Mountains’ Investment in Symetra Common Shares” on page 106 for a complete discussion of the methodology used to determine the GAAP other-than-temporary impairment on Symetra at December 31, 2011.

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
All states have laws establishing standards than an insurer must meet. In addition, the National Association of Insurance Commissioners (“NAIC”) has risk-based capital (“RBC”) standards for property and casualty insurers as a means of monitoring certain aspects affecting the overall financial condition of insurance companies. The current RBC ratios of White Mountains’ active U.S.-based insurance and reinsurance operating subsidiaries are satisfactory and such ratios are not expected to result in any adverse regulatory action. White Mountains is not aware of any current recommendations by regulatory authorities that would be expected to have a material effect on its results of operations or liquidity.
The NAIC’s Annual Financial Reporting Model Regulation, or the Model Audit Rule (“MAR”), which includes provisions that are similar to certain Sarbanes-Oxley requirements for public companies, requires certain insurance companies to appoint audit committees to oversee accounting and financial reporting processes as well as oversee the audit of the insurer’s statutory financial statements.  Audit committees also are required to appoint independent auditors, among other things.  The appointed audit committee receives reports regarding significant deficiencies, material weaknesses and solvency concerns at the insurance company level.  Certain insurance companies are also required to annually file a management report on internal control over financial reporting.
Regulators in states that adopted the NAIC's 2010 amendment to the Model Insurance Holding Company System Regulatory Act (the “Model Holding Company Act”) have enhanced authority to regulate insurers as well as their affiliated entities. The amendment to the Model Holding Company Act requires the ultimate controlling person in an insurer’s holding company structure to identify and report to state insurance regulators material risks within the structure that could pose enterprise risk to the insurer. While some states have substantially adopted the Model Holding Company Act, others have not yet passed the legislation.

State regulators also continue to adopt measures related to the NAIC’s Solvency Modernization Initiative (“SMI”). Initiated in 2008 with the goal of modernizing the U.S. insurance solvency framework, SMI focuses on capital requirements, governance and risk management, group supervision, statutory accounting and financial reporting, and reinsurance. One key regulatory change that emerged from SMI is a requirement that insurers summarize their key risks and risk management strategies in a report to regulators. This insurer-created, risk-focused summary report is called the Own Risk Solvency Assessment (“ORSA”). The ORSA is defined by the NAIC’s Risk Management and ORSA Model Act (the “ORSA Model Act”) and a related ORSA Guidance Manual, both of which were adopted by the NAIC in 2012. The ORSA Model Act requires an insurer, reinsurer and/or the insurance group to complete an ORSA “at least annually to assess the adequacy of its risk management and current, and likely future, solvency position.” The ORSA requirement will apply to individual U.S. insurers and reinsurers that write more than $500 million of annual direct written and assumed premium, and/or insurance groups that collectively write more than $1 billion of annual direct written and assumed premium. The ORSA Model Act requires insurers and reinsurers to first provide their ORSAs to regulators in 2015, so it is expected that all states will adopt the ORSA Model Act before the end of 2014. OneBeacon and Sirius America are assessing the potential for ORSA implementation and determining the overall impact of this regulation.
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
White Mountains’ U.S.-based insurance and reinsurance operating subsidiaries are subject to state laws and regulations that require investment portfolio diversification and that limit the amount of investment in certain categories. Non-compliance may cause non-conforming investments to be non-admitted in measuring statutory surplus and, in some instances, may require divestiture. White Mountains’ investment portfolio at December 31, 2013 complied with such laws and regulations in all material respects.
One of the primary sources of cash inflows for the Company and certain of its intermediate holding companies is dividends received from its insurance and reinsurance operating subsidiaries. Under the insurance laws of the states under which White Mountains’ U.S.-based insurance and reinsurance operating subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. See “Dividend Capacity” on page 68 for further discussion.
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

While the federal government does not directly regulate the insurance business, federal legislation and administrative policies affect the insurance industry. In addition, legislation has been introduced from time to time in recent years that, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted in 2010 and created the Federal Insurance Office (“FIO”) within the Treasury Department, which is responsible for gathering information and monitoring the insurance industry to identify gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or U.S. financial system. The FIO also provides advice to the Financial Stability Oversight Council (“FSOC”) and represents the United States on international insurance matters. On December 12, 2013, the FIO released its report on “How to Modernize and Improve the System of Insurance Regulation in the United States” (“FIO Report”). The FIO Report, which was mandated by the Dodd-Frank Act, examined all segments of the insurance industry (except health insurance) and contained recommendations for improvement in the current state regulatory system (e.g., capital adequacy, market regulation) as well as opportunities for direct federal intervention (e.g., oversight over mortgage insurers, reforms related to market conduct examination, and oversight over rate related practices and other issues affecting consumers). White Mountains will continue to monitor reaction to and implementation of the recommendations in the FIO Report and its potential impact, if any, on White Mountains.
In addition, the U.S. government enacted the Terrorism Act in 2002 and established a federal “backstop” for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest.  In December of 2007, the Terrorism Act was extended until December 31, 2014. As extended, the law now covers domestic acts of terrorism. In exchange for this “backstop”, primary insurers are required to make coverage available to commercial insureds for losses from acts of terrorism as specified in the Terrorism Act. OneBeacon is actively complying with the requirements of the Terrorism Act in order to ensure its ability to be reimbursed by the federal government for any losses it may incur as a result of future terrorist acts. (See “ONEBEACON — Terrorism” on page 9 for a further discussion of the Terrorism Act). The Terrorism Act expires December 31, 2014, and, while there is an on-going debate to extend the Act “as is” or with modifications, there can be no assurance that Congress will take any action before it expires. A number of additional enacted and pending legislative measures could lead to increased consolidation and increased competition for business and for capital in the financial services industry. White Mountains cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect such measures may have on its insurance and reinsurance operations.
Given that OneBeacon is now authorized to write federal crop insurance, White Mountains could be impacted by regulatory and legislative developments affecting the federal crop insurance program. For example, the generally applicable levels of reinsurance support that the federal government provides to authorized carriers could be reduced by legislation re-authorizing the federal crop insurance program.
Environmental cleanup of polluted waste sites is subject to both federal and state regulation. The Comprehensive Environmental Response Compensation and Liability Act of 1980 (“Superfund”) and comparable state statutes govern the cleanup and restoration of waste sites by potentially responsible parties (“PRPs”). These laws can impose liability for the entire cost of clean-up upon any PRP, regardless of fault. The insurance industry in general is involved in extensive litigation regarding coverage issues arising out of the cleanup of waste sites by insured PRPs and as a result has disputed many such claims. From time to time, comprehensive Superfund reform proposals are introduced in Congress, but none has yet been enacted. At this time, it remains unclear as to whether Superfund reform legislation will be enacted or that any such legislation will provide for a fair, effective and cost-efficient system for settlement of Superfund related claims. The NICO Cover (as defined in “Critical Accounting Estimates—1. Loss and LAE” in Item 7) includes coverage for such exposures at OneBeacon; however, there can be no assurance that the coverage provided under the NICO Cover will ultimately prove to be adequate.
WM Advisors is a registered investment adviser and is regulated by the United States Securities and Exchange Commission under the United States Investment Advisers Act of 1940.

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

Subject to certain limitations under Swedish law, Sirius International is permitted to transfer pre-tax income amounts into an untaxed reserve referred to as a safety reserve. At December 31, 2013, Sirius International’s safety reserve amounted to SEK 10.4 billion, or $1.6 billion (based on the December 31, 2013 SEK to USD exchange rate). Under GAAP, an amount equal to the safety reserve, net of a related deferred tax liability established at the Swedish tax rate of 22.0%, is classified as shareholders’ equity. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain prescribed levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities apply no taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International’s safety reserve ($357 million at December 31, 2013) is included in solvency capital. Access to the safety reserve is restricted to coverage of reinsurance losses.  Access for any other purpose requires the approval of Swedish regulatory authorities.  Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the $1.6 billion balance of the safety reserve, without any provision for deferred taxes, in Sirius International’s regulatory capital when assessing Sirius International’s financial strength.

United Kingdom
The financial services industry in the United Kingdom is dual-regulated by the Financial Conduct Authority and the Prudential Regulation Authority (collectively, the “UK Regulators”). The UK Regulators regulate insurers, insurance intermediaries and Lloyd’s.  The UK Regulators and Lloyd’s have common objectives in ensuring that the Lloyd’s market is appropriately regulated. Lloyd’s is required to implement certain rules prescribed by the UK Regulators by the powers it has under the Lloyd’s Act of 1982 (“Lloyd’s Act”) relating to the operation of the Lloyd’s market. In addition, each year the UK Regulators require Lloyd’s to satisfy an annual solvency test that measures whether Lloyd’s has sufficient assets in the aggregate to meet all the outstanding liabilities of its members.
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
Sirius Group participates in the Lloyd’s market through the 100% ownership of White Mountains Re Sirius Capital Ltd., a Lloyd’s corporate Member, which in turn provides underwriting capacity to Syndicate 1945. Syndicate 1945 commenced underwriting on July 1, 2011 and Asta Capital Ltd. is its managing agent.  Effective July 1, 2014, Sirius Group will establish its own Lloyd’s managing agent. The Syndicate 1945 stamp capacity for 2014 is $150 million. Stamp capacity is a measure of the amount of net premium (premiums written less acquisition costs) that a syndicate is authorized by Lloyd’s to write.
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
The underwriting capacity of a Member of Lloyd’s must be supported by providing a deposit in the form of cash, securities or letters of credit (“Funds at Lloyd’s”) in an amount to be determined pursuant to the capital adequacy requirements set by the UK Regulators. The amount of such deposit is calculated for each member through the completion of an annual capital adequacy exercise. Pursuant to these requirements Lloyd’s must demonstrate that each Member has sufficient assets to meet its underwriting liabilities plus a required solvency margin.
At the syndicate level, managing agents are required to calculate the capital resources requirement of the members of each syndicate they manage. They perform an Individual Capital Assessment (“ICA”) in accordance with the UK Regulators’ criteria. During the ICA process the managing agent evaluates the risks faced by the syndicate, including insurance, operational, market, liquidity, and credit risks and assesses the amount of capital syndicate Members should hold against that risk. The ICA is reviewed annually by Lloyd’s. Each syndicate is also required to submit a business plan to Lloyd’s on an annual basis, which is subject to the review and approval of the Lloyd’s Performance Management Directorate.
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

Solvency II
The European Commission, which is the executive body of the European Union, has proposed a directive on insurance regulation and solvency requirements known as Solvency II. Solvency II has set the framework for the next generation of supervisory rules for insurance and reinsurance companies in the EU, and will impose economic risk-based solvency requirements across all EU Member States.  The aim of the Solvency II framework is to ensure that insurance and reinsurance undertakings are financially sound and can withstand adverse events in order to protect policyholders and the stability of the financial system as a whole. In addition to quantitative requirements, such as capital requirements (Pillar 1), insurance and reinsurance companies will be required to meet qualitative requirements relating to governance and risk-management (Pillar 2), as well as to regularly disclose information to supervisors and to the public (Pillar 3). Sirius International and its wholly-owned subsidiary, Sirius America will be required, when and where applicable, to comply with Solvency II requirements.
The European Insurance and Occupational Pensions Authority (“EIOPA”) is an independent advisory body to the European Parliament, the European Union, and the European Commission. EIOPA is drafting the guidelines and technical standards to support the implementation of Solvency II. In October 2013, the European Commission issued a draft directive where January 1, 2016 was established as the application date of Solvency II. In addition, in October 2013, EIOPA issued guidelines for preparation for Solvency II, which aim to ensure that local and regional regulators and insurance companies take active steps towards implementation of key elements of Solvency II. The guidelines became effective on January 1, 2014 and they address an insurer’s system of governance, assessment of its own risk and solvency (“ORSA”), standards for appropriate submission of information, and the process for pre-application for internal solvency models.

European Markets Infrastructure Regulation (“EMIR”)
During 2012, the European Commission adopted the European Markets Infrastructure Regulation (“EMIR”) related to over-the-counter derivatives, central counterparties, and trade repositories. In 2013, EMIR was implemented through a number of secondary measures, which are expected to continue into 2014. The main objectives under EMIR are: (a) central clearing for certain classes of over the counter (“OTC”) derivatives; (b) the application of risk mitigation techniques for non-centrally cleared OTC derivatives; (c) reporting to trade repositories; (d) the application of appropriate conduct of business and requirements for central counterparties, and (e) the application of requirements for trade repositories, including the duty to make certain data available to the public and relevant authorities. Risk mitigation techniques that may apply, depending upon the size and attributes of the derivatives and counterparties include:

•	timely confirmation

•	portfolio reconciliation

•	dispute resolution

•	portfolio compression

•	daily mark-to-market valuation

•	exchange of collateral obligations

Sirius Group is completing its EMIR implementation and determining the overall impact of this regulation.

Bermuda

Insurance Regulation
The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), regulates the insurance businesses of the Bermuda branch of Sirius International, Star Re Ltd., White Shoals, Split Rock, Life Re Bermuda and HG Re, and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (“BMA”). The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise to operate an insurance business. In addition, the BMA is required by the Insurance Act to determine whether a person who proposes to control 10 percent, 20 percent, 33 percent or 50 percent (as applicable) of the voting powers of a Bermuda registered insurer or its parent company is a fit and proper person to exercise such degree of control.
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

Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of permanent resident certificates and holders of working resident certificates) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian or a holder of a permanent resident’s certificate or holder of a working resident’s certificate) is available who meets the minimum standard requirements for the advertised position. The Bermuda government’s policy limits the duration of work permits to six years, with certain exemptions for key employees.

Sirius Capital Markets
Sirius Capital Markets LLC and Sirius Capital Markets (Bermuda) Ltd. are both registered investment advisers and are regulated by the United States Securities and Exchange Commission under the United States Investment Advisers Act of 1940. Sirius Capital Markets (Bermuda) Ltd. is also regulated as a Bermuda insurance manager pursuant to section 10 of the Insurance Act. Sirius Capital Markets (Bermuda) Ltd. provides insurance management services to its affiliate, Alstead Reinsurance (SAC) Ltd., a Bermuda exempted company and a Class 3 insurer under section 10 of the Insurance Act and is a registered segregated accounts company under the Segregated Accounts Companies Act of 2000 (“SAC Act”). The Sirius Capital Markets funds that were established in 2013 are Bermuda exempted mutual fund companies incorporated under the laws of Bermuda and are segregated accounts companies under the SAC Act.

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
The following table presents the financial strength ratings assigned to White Mountains’ principal insurance and reinsurance operating subsidiaries as of February 28, 2014:

	A.M. Best(1)	Fitch(2)	Moody’s(3)	Standard & Poor’s(4)
OneBeacon Ongoing Subsidiaries
Rating	“A” (Excellent)	“A” (Strong)	“A2” (Good)	“A-” (Strong)
Outlook	Stable	Stable	Stable	Stable
OneBeacon Runoff Subsidiaries
Rating	“A” (Excellent)	“A” (Strong)	“A2” (Good)	Unrated
Outlook	Under Review - Negative	Rating Watch - Negative	Negative	N/A
Sirius Group
Rating	“A” (Excellent)	“A” (Strong)	“A3” (Good)	“A-” (Strong)
Outlook	Stable	Stable	Stable	Stable

(1)	“A” is the third highest of sixteen financial strength ratings assigned by A.M. Best.

(2)	“A” is the sixth highest of nineteen international financial strength ratings assigned by Fitch.

(3)	“A2” is the sixth highest and “A3” is the seventh highest of twenty-one financial strength ratings assigned by Moody’s.

(4)	“A-” is the seventh highest of twenty-one financial strength ratings assigned by Standard & Poor’s.

EMPLOYEES

As of December 31, 2013, White Mountains employed approximately 1,700 people (consisting of 46 people at the Company, its intermediate holding companies, and HG Global, 1,200 people at OneBeacon, 428 people at Sirius Group, 43 people at WM Advisors and 6 people at WM Life Re). Management believes that White Mountains has satisfactory relations with its employees.

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

Item 1A.  Risk Factors
The information contained in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “FORWARD-LOOKING STATEMENTS” (page 108) for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements. The Company’s actual future results and trends may differ materially depending on a variety of factors including, but not limited to, the risks and uncertainties discussed below.

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
Our investment portfolio consists of fixed maturity securities, convertible fixed maturity securities, short-term investments, common equity securities and other long-term investments such as hedge funds and private equities. We invest to maximize long-term after-tax total risk-adjusted return subject to our investment guidelines and various regulatory restrictions. However, investing entails substantial risks. We may not achieve our investment objectives, and our investment performance may vary substantially over time. Investment returns are an important part of our strategy to grow adjusted book value per share, and fluctuations in the fixed income or equity markets could impair our results of operations and financial condition.
Both the investment income we generate and the fair market value of our investment portfolio are affected by general economic and market conditions, including fluctuations in interest rates, foreign currency exchange rates, debt market levels, equity market levels and market volatility. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. In particular, a significant increase in interest rates could result in significant losses in the fair value of our investment portfolio and, consequently, could adversely affect our results of operations and financial condition. We are exposed to changes in equity markets. A significant decline in the equity markets such as that experienced from September 2008 to March 2009 could have a material adverse effect on our results of operations and financial condition. Because a portion of our investment portfolio is invested in securities denominated in currencies other than U.S. dollar, the value of our portfolio is sensitive to changes in foreign currency rates. We are also exposed to changes in the volatility levels of various investment markets. The underlying conditions prompting such changes are outside of our control and could adversely affect the value of our investments and our results of operations and financial condition.
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
We write insurance and reinsurance policies that cover unpredictable catastrophic events. Covered unpredictable catastrophic events include natural and other disasters, such as hurricanes, windstorms, earthquakes, floods, wildfires and severe winter weather. Catastrophes can also include terrorist attacks, explosions and infrastructure failures. We have significant exposure to a major earthquake or series of earthquakes in California, the Midwestern United States, Japan or Latin America and to windstorm damage in Northern Europe, the Northeast United States, the United States Atlantic Coast (i.e., Massachusetts to Florida) and the United States Gulf Coast (i.e., Florida to Texas) regions. In addition, we are exposed to losses from terrorist attacks, such as the attacks on the United States on September 11, 2001. We are also exposed to losses caused by the same types of catastrophic events in other lines of business such as marine, aviation, trade credit and accident and health.
The extent of catastrophe losses is a function of both the severity of the event and total amount of insured exposure affected by the event. Increases in the value and concentration of insured property or insured employees, the effects of inflation, changes in weather patterns and increased terrorism could increase the future frequency and/or severity of claims from catastrophic events. Claims from catastrophic events could materially adversely affect our results of operations and financial condition. Our ability to write new insurance and reinsurance policies could also be impacted as a result of corresponding reductions in our capital levels.
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
Third-party rating agencies assess and rate the financial strength, including claims-paying ability, of insurers and reinsurers. These ratings are based upon criteria established by the rating agencies and are subject to revision at any time at the sole discretion of the agencies. Some of the criteria relate to general economic conditions and other circumstances outside the rated company’s control. These financial strength ratings are used by policyholders, agents and brokers to assess the suitability of insurers and reinsurers as business counterparties and are an important factor in establishing the competitive position of insurance and reinsurance companies.
The maintenance of an “A-” or better financial strength rating from A.M. Best and/or Standard & Poor’s is particularly important to our ability to write new or renewal property and casualty insurance and reinsurance business in most markets, while the maintenance of an “AA” or better financial strength rating from Standard & Poor’s is particularly important to BAM’s ability to write municipal bond insurance.  General creditworthiness ratings are used by existing or potential investors to assess the likelihood of repayment on a particular debt issue. The maintenance of an investment grade creditworthiness rating (e.g., “BBB-” or better from Standard & Poor’s, “Baa3” or better from Moody’s and “BBB-” or better from Fitch) is particularly important to our ability to raise new debt with acceptable terms.  We believe that strong creditworthiness ratings are important factors that provide better financial flexibility when issuing new debt or restructuring existing debt.
Rating agencies periodically evaluate us to confirm that we continue to meet the criteria of the ratings previously assigned to us. See “RATINGS” on page 33 for a summary of financial strength ratings on our significant insurance and reinsurance operating subsidiaries. A downgrade, withdrawal or negative watch/outlook of our financial strength ratings could severely limit or prevent our operating subsidiaries from writing new policies or renewing existing policies, which could have a material adverse effect on our results of operations and financial condition. A downgrade, withdrawal or negative watch/outlook of our creditworthiness ratings could limit our ability to raise new debt or could make new debt more costly and/or have more restrictive conditions.
Additionally, some of Sirius Group’s assumed reinsurance contracts contain optional cancellation, commutation and/or funding provisions that would be triggered if A.M. Best and/or Standard & Poor’s were to downgrade the financial strength ratings of Sirius Group’s principal reinsurance operating subsidiaries ratings below “A-”. A client may choose to exercise these rights depending on, among other things, the reasons for such a downgrade, the extent of the downgrade, the prevailing market conditions, the degree of unexpired coverage, and the pricing and availability of replacement reinsurance coverage. We cannot predict in advance how many of our clients would actually exercise such rights in the event of such a downgrade but widespread exercise of these options could be materially adverse.

There is no certainty that the Runoff Transaction will close.
Completion of the sale of the OneBeacon's Runoff Business is subject to conditions, primarily regulatory approval, that are outside of the control of the parties. There can be no assurance as to whether or when the regulatory approval might be obtained and a closing would occur.

The property and casualty insurance and reinsurance industries are highly competitive and cyclical and we may not be able to compete effectively in the future.
The property and casualty insurance and reinsurance industries are highly competitive and have historically been cyclical, experiencing periods of severe price competition and less selective underwriting standards (“soft markets”) followed by periods of relatively high prices and more selective underwriting standards (“hard markets”). In general terms, OneBeacon competes in one or more of its businesses with most of the large multi-line insurance companies, most of the specialty companies and various local and regional insurance companies. Sirius Group competes with numerous reinsurance companies throughout the world, including Alleghany Corporation, Allied World Assurance Company Holdings AG, Arch Capital Group Ltd., Aspen Insurance Holdings Ltd., Axis Capital Holdings, Ltd., Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., General Reinsurance Corporation, Hannover Ruckversicherung AG, Montpelier Re Holdings, Ltd., Munich Re Group, Odyssey Re Holdings Corporation, Partner Re Ltd., Platinum Underwriters Holdings Ltd., Renaissance Re Holdings Ltd., Scor Global P&C, Swiss Re Group, Validus Holdings, Ltd. and XL Capital Ltd. Many of these competitors have greater resources than we do, have established long-term and continuing business relationships throughout the insurance and reinsurance industries and may have higher financial strength ratings, which can be a significant competitive advantage for them.
OneBeacon could fail to build and sustain the kind of business relationships, including distribution relationships, that are necessary to compete. To compete, OneBeacon offers its products through a select network of independent agents, regional and national brokers, wholesalers and managing general agencies, or MGAs. Additionally, OneBeacon’s distribution partners compete with other independent agents, regional and national brokers, wholesalers and MGAs to place insurance products. If OneBeacon’s distribution partners place more of their business with OneBeacon’s competitors as a result of price competition, commission rates or other factors, or if OneBeacon’s distribution partners are unable to maintain a competitive position in their respective markets, our results of operations and financial condition could be adversely impacted.
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
We must maintain reserves adequate to cover our estimated ultimate liabilities for loss and loss adjustment expenses. Loss and LAE reserves are typically comprised of (1) case reserves for claims reported and (2) IBNR reserves for losses that have occurred but for which claims have not yet been reported and for expected future development on case reserves. These reserves are estimates based on actuarial, claims and underwriting assessments of what we believe the settlement and administration of claims will cost based on facts and circumstances then known to us. Because of uncertainties associated with estimating ultimate loss and LAE reserves, we cannot be certain that our reserves are adequate. In the event that our reserves become insufficient to cover our actual losses and LAE, we may need to add to our reserves, which could have a material adverse effect on our results of operations and financial condition.  For further discussion of our loss and LAE reserves, including our asbestos and environmental reserves, see “CRITICAL ACCOUNTING ESTIMATES - Loss and LAE Reserves” on page 79.

We may not successfully alleviate risk through reinsurance and retrocessional arrangements. Additionally, we may not collect all amounts due from our reinsurers under our existing reinsurance and retrocessional arrangements.
We attempt to limit our risk of loss through reinsurance and retrocessional arrangements. Retrocessional arrangements refer to reinsurance purchased by a reinsurer to cover its own risks assumed from ceding companies. The availability and cost of reinsurance and retrocessional protection is subject to market conditions, which are outside of our control. In addition, the coverage provided by our reinsurance and retrocessional arrangements may be inadequate to cover our future liabilities. As a result, we may not be able to successfully alleviate risk through these arrangements, which could have a material adverse effect on our results of operations and financial condition.
Purchasing reinsurance does not relieve us of our underlying obligations to policyholders or ceding companies, so any inability to collect amounts due from reinsurers could adversely affect our financial condition and results of operations. Inability to collect amounts due from reinsurers can result from a number of scenarios, including: (1) reinsurers choosing to withhold payment due to a dispute or other factors beyond our control; and (2) reinsurers becoming unable to pay amounts owed to us as a result of a deterioration in their financial condition. While we regularly review the financial condition of our reinsurers and currently believe their condition is strong, it is possible that one or more of our reinsurers will be adversely affected by future significant losses or economic events, causing them to be unable or unwilling to pay amounts owed to us.
In addition, based on factors such as the price or availability of reinsurance coverage, we sometimes decide to increase the amount of risk we retain by purchasing less reinsurance. Such determinations have the effect of increasing our financial exposure to losses associated with such risks and, in the event of significant losses associated with a given risk, could have a material adverse effect on our financial condition and results of operations.

If BAM does not pay some or all of the interest and principal due on the BAM Surplus Notes, our adjusted book value per share, results of operations and financial condition could be materially adversely affected.
At December 31, 2013, White Mountains owns $503 million in BAM Surplus Notes and has accrued $59 million in interest due thereon.  No payment of the interest or principal on the BAM Surplus Notes may be made without the approval of the New York State Department of Financial Services. In addition, BAM’s ability to pay the interest and principal on the BAM Surplus Notes is dependent upon, among other things, whether BAM collects sufficient premiums and member surplus contributions (“MSC”). Interest payments on the BAM Surplus Notes are due quarterly but are subject to deferral, without penalty or default and without compounding, for repayment in the future. No principal is due on the BAM Surplus Notes prior to their stated maturity of 2042. BAM has the right at any time to prepay principal in whole or in part.
BAM’s premiums and MSC are dependent on several factors, many of which are beyond BAM’s control.  In particular, BAM’s premiums and MSC are dependent upon the size of the primary municipal bond market, investors’ demand for municipal bond insurance, which generally fluctuates with changes in credit spreads, and BAM’s share of the municipal bond insurance market.  Credit spread is the difference between interest rates for highly rated bonds and interest rates for lower rated bonds.  When credit spreads are narrow, as has been the case in recent years, municipal bond insurance provides a lower interest cost savings to issuers than it would during periods of relatively wider credit spreads, which results in decreased demand and/or lower premium levels for municipal bond insurance.
During 2013, its first full year of operations, BAM’s gross written premiums were $14 million and MSC were $17 million.  BAM must grow these amounts in the future to be able to pay all of the amounts due on the BAM Surplus Notes.  If BAM does not pay some or all of the amounts due on the BAM Surplus Notes for any reason, our adjusted book value per share, results of operations and financial condition could be materially adversely impacted.

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
As of December 31, 2013, we had approximately $677 million face value of indebtedness and $250 million face value of non-cumulative perpetual preference shares outstanding.
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
Our top tier regulated insurance and reinsurance operating subsidiaries have the ability to pay approximately $0.8 billion of dividends and group contributions to us without prior approval of regulatory authorities during 2014.  At December 31, 2013, the Company and its intermediate holding companies had $231 million of net unrestricted cash, short-term investments and fixed maturity investments and $629 million of common equity securities and other long-term investments outside of OneBeacon and Sirius Group and $425 million available to be drawn from White Mountains’ revolving credit facility.  In addition, at December 31, 2013, OneBeacon Ltd. and its intermediate holding companies had $218 million of net unrestricted cash, short-term investments and fixed maturity investments and $90 million of common equity securities and convertible fixed maturity investments outside of its regulated and unregulated insurance operating subsidiaries; Sirius Group and its intermediate holding companies had $67 million of net unrestricted cash, short-term investments and fixed maturity investments and $20 million of other long-term investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries. See “Dividend Capacity” on page 68. Management believes that our cash balances, cash flows from operations and cash flows from investments are adequate to meet expected cash requirements for the foreseeable future on both a holding company and operating subsidiary level. However, if our insurance and reinsurance subsidiaries cannot pay dividends in future periods or if we contribute additional funds to fulfill our obligations under our life reinsurance contracts, we may have difficulty servicing our debt, paying dividends on our common and preferred shares and meeting our holding company expenses. For additional information relating to insurance and reinsurance regulations governing our operations, see “Regulation” on page 27.

We may suffer losses from unfavorable outcomes from litigation and other legal proceedings.
In the ordinary course of business, we are subject to litigation and other legal proceedings as part of the claims process, the outcomes of which are uncertain. We maintain reserves for claims-related legal proceedings as part of our loss and LAE reserves. Adverse outcomes are possible and could negatively impact our financial condition. We also maintain separate reserves for legal proceedings that are not related to the claims process.  Additionally, we have agreed to indemnify Allstate in respect of certain litigation and other matters arising out of the operations of Esurance prior to the closing of the Esurance Sale.  In the event of an unfavorable outcome in one or more non-claims legal matters, our ultimate liability may be in excess of amounts we have currently reserved and such additional amounts may be material to our results of operations and financial condition. For a description of our significant ongoing non-claims related legal proceedings, see “Legal Proceedings” on page 42 and Note 20 - “Commitments and Contingencies”.

As industry practices and legal, judicial, social and other conditions change, unexpected issues related to claims and coverage may emerge. For example, our claims exposure is subject to new theories of liability and disputes regarding medical causation with respect to certain diseases. These issues may adversely affect our results of operations and financial condition by either extending coverage beyond our underwriting intent or by increasing the number and size of claims. In some instances, these changes may not become apparent until sometime after we have issued the affected insurance contracts.

Regulation may restrict our ability to operate.
Our insurance and reinsurance subsidiaries are subject to extensive regulation under the laws of the jurisdictions in which they operate. The primary goal of the regulation is the protection of policyholders rather than shareholders. For example, in order to protect insurer solvency, state insurance regulations impose restrictions on the amount and type of investments, establish detail minimum capital standards and require the maintenance of reserves. Our insurance underwriting is heavily dependent on information gathered from third parties such as highly regulated credit report agencies and other data aggregators. Regulatory changes related to the availability or use of this information could materially affect how we underwrite and price premiums.
Changes in laws and regulations may restrict our ability to operate and/or have an adverse effect upon the profitability of our business within a given jurisdiction. In addition, U.S. Federal and state legislation has been proposed to establish catastrophe funds and underwriting in coastal areas which could impact our business.
In addition, the U.S. Federal Insurance Office recently released a report that recommended ways to “modernize” the state-based system for regulating insurance, which among other things, could pressure states to alter or harmonize regulations regarding insurer solvency.
Our non-U.S. reinsurance companies are subject to foreign regulations, including Solvency II which regulates insurance firms that operate in the EU.  A definitive effective date for Solvency II regulation has not yet been established, but implementation could occur in the next few years. In October 2013, the European Commission issued a draft directive where January 1, 2016 was established as the application date of the Solvency II. Solvency II was enacted to reduce the risk that insurers would not be able to pay claims to policyholders as well as promote financial stability through minimum capital requirements as well as other requirements for the governance and risk management of insurers and the supervision of insurers.  We cannot predict what regulations will be adopted to implement Solvency II nor the impact of such regulation upon our non-U.S. reinsurers or their wholly owned subsidiaries.  In addition, it is possible that the NAIC could adopt part or all of Solvency II including minimum capital requirements that could be in excess of our current minimum capital requirements established by state regulations.  If the NAIC adopted Solvency II including additional capital requirements, our business and results of operations could be materially impacted.

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
The effects of inflation could cause claim costs to rise in the future. In addition, legislative actions and judicial decisions continue to broaden liability and policy definitions and increase the severity of claim payments. To the extent inflation and these legislative actions and judicial decisions cause claim costs to increase above reserves established for these claims, we will be required to increase our loss and LAE reserves with a corresponding reduction in our net income in the period in which the deficiency is identified.
Legislative actions can also negatively impact non-claims parts of our business. For example, given that one of our insurance company subsidiaries is now authorized to write federal crop insurance, we could be impacted by legislative developments affecting the federal crop insurance program, including provisions in the recently enacted Agricultural Act of 2014 (the “Farm Bill”). For example, the Farm Bill requires authorized carriers to offer new federal crop insurance coverage options, which can affect potential liabilities. Future legislation could also alter or reduce the generally applicable levels of reinsurance support that the federal government provides to authorized insurers. These and other legislative actions could materially and adversely impact our results of operations and financial condition.

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
We have a deferred tax asset of $109 million (net of a valuation allowance of $62 million) related to net operating loss carryforwards, capital loss carryforwards and tax credit carryforwards at December 31, 2013 that is subject to carryforward limitations in the United States.  We also have a deferred tax asset of $316 million (net of a valuation allowance of $196 million) related to net operating loss carryforwards in Luxembourg at December 31, 2013 that is not subject to limitation. Utilization of these assets and other assets included in our worldwide net deferred tax asset of $156 million (net of a valuation allowance of $290 million) is dependent on generating sufficient future taxable income of the appropriate character (i.e. ordinary income or capital gains) in the appropriate jurisdiction. If it is determined that it is more likely than not that sufficient future taxable income will not be generated, we would be required to increase the valuation allowance in future periods, which would have an adverse effect on our results of operations and financial condition.

We have significant deferred tax assets which we may be unable to utilize pursuant to newly enacted Swedish tax legislation.
On January 1, 2013, new tax legislation became effective in Sweden that limits the deductibility of interest paid on certain intra-group debt instruments. Uncertainty exists with respect to the interpretation of the legislation. Adverse interpretation of the legislation could cause us to write down some or all of the $51 million in deferred tax assets related to intra-group debt instruments in our internal capital structure, which would have an adverse effect on our results of operations and financial condition.

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

The Company and our non-U.S. subsidiaries may become subject to U.S. tax, which may have an adverse effect on our results of operations and our shareholders’ investments.
The Company and our non-U.S. subsidiaries operate in a manner so that none of these companies should be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on some types of U.S. source investment income), because none of these companies should be treated as engaged in a trade or business within the United States. However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States, we cannot be certain that the Internal Revenue Service (“IRS”) will not contend successfully that the Company or its non-U.S. subsidiaries are engaged in a trade or business in the United States. If the Company or any of its non-U.S. subsidiaries were considered to be engaged in a trade or business in the United States, such entity could be subject to U.S. corporate income and branch profits taxes on the portion of its earnings effectively connected to such U.S. business, which could adversely affect our results of operations and financial condition.

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

Item 3.  Legal Proceedings

White Mountains, and the insurance and reinsurance industry in general, are routinely subject to claims-related litigation and arbitration in the normal course of business, as well as litigation and arbitration that do not arise from, or are directly related to, claims activity. Other than those items listed below, White Mountains was not a party to any material litigation or arbitration other than as routinely encountered in claims activity, none of which is expected by management to have a material adverse effect on its financial condition, results of operations or cash flows.

Tribune Company
In June 2011, Deutsche Bank Trust Company Americas, Law Debenture Company of New York and Wilmington Trust Company (collectively referred to as “Plaintiffs”), in their capacity as trustees for certain senior notes issued by the Tribune Company (“Tribune”), filed lawsuits in various jurisdictions (the “Noteholder Actions”) against numerous defendants including OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune seeking recovery of the proceeds from the sale of common stock of Tribune in connection with Tribune's leveraged buyout in 2007 (the “LBO”). Tribune filed for bankruptcy in 2008 in the Delaware bankruptcy court (the “Bankruptcy Court”). The Bankruptcy Court granted Plaintiffs permission to commence these LBO-related actions, and in 2011, the Judicial Panel on Multidistrict Litigation granted a motion to consolidate the actions for pretrial matters and transferred all such proceedings to the United States District Court for the Southern District of New York. Plaintiffs seek recovery of the proceeds received by the former Tribune shareholders on a theory of constructive fraudulent transfer asserting that Tribune purchased or repurchased its common shares without receiving fair consideration at a time when it was, or as a result of the purchases of shares, was rendered, insolvent. OneBeacon has entered into a joint defense agreement with other affiliates of White Mountains that are defendants in the action. Certain subsidiaries of White Mountains received approximately $39 million for Tribune common stock tendered in connection with the LBO.
The Court granted an omnibus motion to dismiss the Noteholder Actions in September 2013 and Plaintiffs have filed a notice of appeal.
In addition, OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. This matter was consolidated for pretrial matters with the Noteholder Actions in the United States District Court for the Southern District of New York and was stayed pending the motion to dismiss in the Noteholder Action. The Committee Action will proceed upon the lifting of the stay and a scheduling order from the court.

Item 4.  Mine Safety Disclosures

None.

Executive Officers of the Registrant and its Subsidiaries (As of February 28, 2014)

Name	Position	Age	Executive officer since
Raymond Barrette	Chairman and CEO	63	2007
Reid T. Campbell	Managing Director of White Mountains Capital, Inc.	46	2007
David T. Foy	Executive Vice President and Chief Financial Officer	47	2003
T. Michael Miller	President and CEO of OneBeacon Ltd.	55	2005
Kernan V. Oberting	Managing Director of White Mountains Capital, Inc.	44	2013
J. Brian Palmer	Vice President and Chief Accounting Officer	41	2001
G. Manning Rountree	Managing Director of White Mountains Capital, Inc. and President of WM Advisors	41	2009
Robert L. Seelig	Managing Director and General Counsel	45	2002
Allan L. Waters	President and CEO of Sirius International Insurance Group, Ltd.	56	2007

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
Mr. Oberting has served as a Managing Director of White Mountains Capital, Inc. since July 2012. From 2008 to 2012, Mr. Oberting was the founder and Managing Member of Oakum Bay Capital (f/k/a KVO Capital Management). From 2004 to 2008, Mr. Oberting served as Executive Vice President and Chief Financial Officer of Montpelier Re Holdings, Ltd. Mr. Oberting previously worked for White Mountains entities from 1995 to 2004 in various capacities. Prior to White Mountains, Mr. Oberting was a trader at CS First Boston (Japan) from 1993 to 1995.
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
Mr. Waters was appointed President and CEO of Sirius Group in March 2007. Mr. Waters served as a director of White Mountains from 2003 to 2004 and was re-elected as a director in November 2005.  From 1998 to 2007, Mr. Waters was the founder and Managing Member of Mulherrin Capital Advisors, LLC. Mr. Waters formerly served as Senior Vice President and Chief Financial Officer of White Mountains from 1993 to 1997, and originally joined the Company in 1985.

PART II

Item 5.  Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

White Mountains’ common shares are listed on the New York Stock Exchange (symbol “WTM”) and the Bermuda Stock Exchange (symbol “WTM-BH”). As of February 27, 2014, there were 305 registered holders of White Mountains common shares, par value $1.00 per share. The quarterly range of the high and low sales price for common shares during 2013 and 2012 is presented below:

	2013		2012
Quarter ended:	High	Low	High	Low
December 31	$606.94	$566.30	$526.49	$505.20
September 30	615.88	555.51	538.81	504.06
June 30	615.00	561.79	549.98	495.05
March 31	581.44	515.03	518.80	436.54

For information on securities authorized for issuance under the Company’s equity compensation plans, see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” on page 112.
The following graph shows the five-year cumulative total return for a shareholder who invested $100 in common shares as of January 1, 2008, assuming re-investment of dividends. Cumulative returns for the five-year period ended December 31, 2013 are also shown for the Standard & Poor’s 500 Stocks (Property & Casualty) Capitalization Weighted Index (“S&P P&C”) and the Standard & Poor’s 500 Stocks Capitalization Weighted Index (“S&P 500”) for comparison.

Item 6.  Selected Financial Data

Selected consolidated income statement data and ending balance sheet data for each of the five years ended through December 31, 2013, follows:

	Year Ended December 31,
$ in millions, except share and per share amounts	2013	2012	2011	2010	2009
Income Statement Data:
Revenues	$2,317	$2,436	$2,173	$2,334	$2,926
Expenses	1,972	2,173	2,075	2,145	2,143
Pre-tax income	345	263	98	189	783
Income tax (expense) benefit	(77)	16	110	(30)	(209)
Non-controlling interest	12	14	(42)	(53)	(110)
Equity in earnings (losses) of unconsolidated affiliates	37	29	(20)	11	24
Discontinued operations, net of tax(a)	5	(115)	622	(30)	(18)
Net income attributable to White Mountains’ common shareholders	$322	$207	$768	$87	$470
Earnings (loss) attributable to White Mountains’ common shareholders per share:
Basic — continuing operations	$51.15	$47.41	$18.56	$13.63	$55.13
Basic — discontinued operations	.74	(16.91)	78.88	(3.51)	(2.02)
Diluted — continuing operations	$51.15	$47.41	$18.56	$13.63	$55.13
Diluted — discontinued operations	.74	(16.91)	78.88	(3.51)	(2.02)
Balance Sheet Data:
Total assets	$12,144	$12,895	$14,064	$14,534	$15,443
Debt (b)	676	751	678	819	1,051
Non-controlling interest—OneBeacon Ltd.	274	251	273	295	351
Non-controlling interest—SIG Preference Shares	250	250	250	250	250
Non-controlling interest—HG Global(c)	17	17	—	—	—
Non-controlling interest—BAM(c)	(98)	(36)	—	—	—
Non-controlling interest—consolidated limited partnerships and A.W.G. Dewar	49	44	57	63	83
White Mountains’ common shareholders’ equity	3,906	3,732	4,088	3,653	3,657
Book value per share(d)	$632.30	$593.20	$539.43	$445.76	$412.73
Adjusted book value per share(e)	$642.27	$587.63	$542.11	$440.59	$416.52
Share Data:
Cash dividends paid per common share	$1.00	$1.00	$1.00	$1.00	$1.00
Ending common shares (000’s)(f)	6,177	6,291	7,578	8,195	8,860
Ending equivalent common shares (000’s)(g)	(33)	(39)	(38)	(37)	(57)
Ending common and equivalent common shares (000’s)	6,144	6,252	7,540	8,158	8,803

(a)
As a result of the Esurance Sale, the AutoOne Sale, and the Runoff Transaction, White Mountains has reclassified the results from these businesses for the past five years in the table above to discontinued operations, net of tax. In 2013, discontinued operations, net of tax, includes a $47 gain related to the sale of the Runoff Business and a net loss of $42 related to the operations of the Runoff Business. In 2012, discontinued operations, net of tax, includes a $91 loss related to the sale of the Runoff Business and a net loss of $24 related to the operations of the Runoff Business. In 2011, discontinued operations, net of tax, includes a $678 gain related to the Esurance Sale, a $19 loss related to the AutoOne Sale, and a $37 net loss related to the Runoff Business.

(b)
At December 31, 2012, White Mountains had $75 outstanding under its credit facility, which was repaid in January 2013. During 2011 and 2010, OneBeacon repurchased $150 and $187 face value of the OBH Senior Notes.

(c)
During 2012, White Mountains capitalized HG Global to fund the start-up of BAM. At December 31, 2013 and 2012, White Mountains owned 97.3% of HG Global’s preferred equity and 88.7% of its common equity. White Mountains does not have an ownership interest in BAM, which is a mutual insurance company owned by its members. Accordingly, all of BAM’s results are attributed to non-controlling interest.

(d)
Includes the dilutive effects of outstanding incentive options to acquire common shares, the last of which were exercised in 2010. Non-qualified options were not included in the diluted earnings per share denominator as their inclusion would be anti-dilutive for the periods presented.

(e)
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

(f)
During 2013, 2012, 2011 and 2010, White Mountains repurchased 141,535, 1,329,640, 646,502 and 687,871, respectively, of its common shares through a combination of tender offers, open market transactions and other transactions.

(g)
Includes outstanding options to acquire common shares, when applicable, and excludes unearned shares of restricted stock, the compensation of which, at the date of calculation, has yet to be amortized.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains “forward-looking statements”. White Mountains intends statements that are not historical in nature, which are hereby identified as forward-looking statements, to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. White Mountains cannot promise that its expectations in such forward-looking statements will turn out to be correct. White Mountains’ actual results could be materially different from and worse than its expectations. See “FORWARD-LOOKING STATEMENTS” on page 108 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.
The following discussion also includes three non-GAAP financial measures, adjusted comprehensive income, adjusted book value per share and adjusted capital, that have been reconciled to their most comparable GAAP financial measures (see page 78). White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’ financial performance and condition.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

Overview—Year Ended December 31, 2013 versus Year Ended December 31, 2012
White Mountains ended 2013 with an adjusted book value per share of $642, an increase of 9.5% during the year, including dividends, compared to an increase of 8.6% during 2012, including dividends. White Mountains reported adjusted comprehensive income of $340 million in 2013 compared to adjusted comprehensive income of $245 million in 2012. Good investment results driven by the effects of a rising stock market and White Mountains’ high-quality, short-duration fixed income portfolio, which performed well as interest rates rose in 2013, as well as solid underwriting performance at both OneBeacon and Sirius Group, contributed to growth in adjusted book value per share for 2013.
OneBeacon's book value per share increased 17.3% during 2013, including dividends, compared to a decrease of 0.8% during 2012, including dividends. OneBeacon's GAAP combined ratio was 92% for 2013 compared to 98% for 2012. The combined ratio for 2013 reflects lower catastrophe losses, which were negligible in 2013 while contributing 5 points to OneBeacon’s combined ratio in 2012, and a lower expense ratio. Sirius Group's GAAP combined ratio was 82% for 2013 compared to 90% for 2012. The improvement in the combined ratio for 2013 was driven by lower catastrophe losses and higher favorable loss reserve development. Sirius Group’s combined ratio includes 10 points of catastrophe losses in 2013 compared to 13 points in 2012 and includes 6 points of favorable loss reserve development in 2013 compared to 4 points in 2012.
White Mountains' total net written premiums decreased 7% to $1,979 million in 2013, primarily related to OneBeacon's exit from the collector car and boat and energy businesses and lower premiums in the accident and health and trade credit lines at Sirius Group, partially offset by growth in all of OneBeacon’s ongoing specialty lines and an increase in property lines at Sirius Group. OneBeacon's net written premiums decreased 8% to $1,089 million in 2013. Excluding the $206 million of net premiums written in 2012 from the exited businesses, White Mountains' net written premiums decreased 3% and OneBeacon's net written premiums increased 12% in 2013. Sirius Group's net written premiums decreased 8% to $877 million in 2013.
White Mountains' GAAP total return on invested assets was 4.1% in 2013, compared to 4.9% in 2012. Currency translation did not meaningfully impact investment returns in 2013, while 2012 included 0.5% of foreign currency gains. White Mountains' fixed income portfolio was up 0.4% in U.S. dollars (0.5% in local currencies) in 2013, outperforming the longer duration Barclay's Intermediate Aggregate Bond Index of (1.0)% as interest rates rose during 2013. White Mountains' fixed income portfolio returned 4.4% in U.S. dollars (3.8% in local currencies) in 2012, compared to the Barclays U.S. Intermediate Aggregate return of 3.6%.
White Mountains’ value-oriented equity portfolio returned 18.9% in 2013, which includes the effect of a 23.2% return on its common stock portfolio, compared to the S&P 500 Index return of 32.4%. White Mountains’ equity portfolio underperformed the S&P 500 Index due to an overweight position in gold mining, an underweight position in the consumer discretionary and industrial sectors and the impact of convertible fixed maturity positions (as opposed to common equity securities), which tend to lag the index in strong up markets.

Overview—Year Ended December 31, 2012 versus Year Ended December 31, 2011
White Mountains ended 2012 with an adjusted book value per share of $588, an increase of 8.6% during the year, including dividends, compared to an increase of 23.3% during 2011, including dividends. White Mountains reported adjusted comprehensive income of $245 million in 2012 compared to adjusted comprehensive income of $745 million in 2011, which included an after-tax gain of $678 million from the Esurance Sale.
OneBeacon's book value per share decreased 0.8% during 2012, including dividends, compared to an increase of 3% during 2011, including dividends. OneBeacon's 2012 results included $101 million of after-tax GAAP losses related to the sale of the Runoff Business, which resulted in a decrease of $12 to White Mountains’ adjusted book value per share (net of non-controlling interest). OneBeacon's GAAP combined ratio was 98% for 2012 compared to 92% for 2011. The increase was primarily driven by higher catastrophe losses, mainly from hurricane Sandy, lower favorable loss reserve development and higher expenses. Sirius Group's GAAP combined ratio was 90% for 2012 compared to 100% for 2011. Sirius Group’s combined ratio for 2012 included 13 points of catastrophe losses, 11 points of which were from hurricane Sandy, compared to 24 points of catastrophe losses for 2011. Additionally, Sirius Group’s combined ratio for 2012 included 3 points of losses from its agricultural line of business, primarily as a result of the drought in the midwestern United States.
Total net written premiums increased 8% to $2,127 million in 2012, due to higher net written premiums at both OneBeacon and Sirius Group.  OneBeacon’s net written premiums increased 11% to $1,179 million in 2012, primarily due to new business and improved retention in several lines, particularly within the accident, government risk, energy and technology businesses. Sirius Group’s net written premiums increased 3% to $948 million in 2012, primarily due to increases in the accident and health and property lines of business, partially offset by a decrease in the trade credit line of business.
White Mountains’ GAAP total return on invested assets was 4.9% in 2012, compared to 2.9% for 2011. The fixed income portfolio return (in local currencies) of 3.8% was higher than the Barclay’s Intermediate Aggregate Bond Index return of 3.6%, despite significantly less duration risk, while the equity portfolio return was 7.7%, which includes the effect of a 9.8% return on the common stock portfolio, compared to the S&P 500 Index return of 16.0%. In addition, adjusted book value per share increased $10 in 2012 from share repurchases and $3 from foreign currency translation.
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

Adjusted Book Value Per Share

The following table presents White Mountains’ adjusted book value per share, a non-GAAP financial measure, for the years ended December 31, 2013, 2012 and 2011 and reconciles this non-GAAP measure to the most comparable GAAP measure. (See “NON-GAAP FINANCIAL MEASURES” on page 78.)

	December 31,
	2013	2012	2011
Book value per share numerators (in millions):
White Mountains’ common shareholders’ equity(1)	$3,905.5	$3,731.8	$4,087.7
Equity in net unrealized losses (gains) from Symetra’s fixed maturity portfolio	40.4	(57.7)	—
Adjusted book value per share numerator(1)	$3,945.9	$3,674.1	$4,087.7
Book value per share denominators (in thousands of shares):
Common shares outstanding(1)	6,176.7	6,291.0	7,577.9
Unearned restricted shares	(33.0)	(38.7)	(37.6)
Adjusted book value per share denominator(1)	6,143.7	6,252.3	7,540.3
Book value per share	$632.30	$593.20	$539.43
Adjusted book value per share	$642.27	$587.63	$542.11
Dividends paid per share	$1.00	$1.00	$1.00

(1)	Excludes out-of-the-money stock options.

Review of Consolidated Results

A summary of White Mountains’ consolidated financial results for the years ended December 31, 2013, 2012 and 2011 follows:

	Year Ended December 31,
Millions	2013	2012	2011
Gross written premiums	$2,296.9	$2,438.0	$2,256.4
Net written premiums	$1,978.8	$2,126.9	$1,978.4
Revenues
Earned insurance and reinsurance premiums	$1,987.3	$2,063.6	$1,924.5
Net investment income	110.9	153.6	184.5
Net realized and unrealized investment gains	161.7	118.2	74.1
Other revenue — foreign currency translation (losses) gains	(1.0)	39.9	(5.5)
Other revenue — Tuckerman Fund I(1)	—	24.1	24.3
Other revenue — Symetra warrants	10.8	17.7	(24.5)
Other revenue — other	47.7	18.6	(4.3)
Other revenue (losses)	57.5	100.3	(10.0)
Total revenues	2,317.4	2,435.7	2,173.1
Expenses
Losses and LAE	1,040.5	1,193.9	1,174.3
Insurance and reinsurance acquisition expenses	376.9	430.2	402.2
Other underwriting expenses	331.3	321.8	268.1
General and administrative expenses	179.6	150.6	143.5
General and administrative expenses — Tuckerman Fund I(1)	—	21.0	23.5
Accretion of fair value adjustment to loss and LAE reserves	1.7	10.6	8.3
Interest expense on debt	42.5	44.8	55.2
Total expenses	1,972.5	2,172.9	2,075.1
Pre-tax income	344.9	262.8	98.0
Income tax (expense) benefit	(76.6)	15.7	110.0
Net income from continuing operations	268.3	278.5	208.0
Net gain (loss) on sale of discontinued operations, net of tax	46.6	(91.0)	658.3
Net loss from discontinued operations, net of tax	(42.1)	(24.0)	(36.7)
Equity in earnings (losses) of unconsolidated affiliates	36.6	29.9	(20.2)
Net income	309.4	193.4	809.4
Net loss (income) attributable to non-controlling interests	12.4	14.0	(41.5)
Net income attributable to White Mountains’ common shareholders	321.8	207.4	767.9
Change in equity in net unrealized (losses) gains from investments in unconsolidated affiliates	(98.1)	57.7	(58.5)
Change in foreign currency translation and other	23.5	36.7	(26.0)
Comprehensive income	247.2	301.8	683.4
Comprehensive (income) loss attributable to non-controlling interests	(5.2)	.8	2.8
Comprehensive income attributable to White Mountains’ common shareholders	242.0	302.6	686.2
Change in net unrealized losses (gains) from Symetra’s fixed maturity portfolio	98.1	(57.7)	58.5
Adjusted comprehensive income(2)	$340.1	$244.9	$744.7

(1)
On December 31, 2011, Tuckerman Fund I was dissolved and all of the net assets of the fund, which consisted of the LLC units of Hamer and Bri-Mar, two small manufacturing companies, were distributed. As of October 1, 2012, Hamer and Bri-Mar are no longer consolidated and are accounted for as investments in unconsolidated affiliates.

(2)	Adjusted comprehensive income is a non-GAAP measure. For a reconciliation to the most comparable GAAP measure (see NON-GAAP FINANCIAL MEASURES on page 78).

Consolidated Results—Year Ended December 31, 2013 versus Year Ended December 31, 2012
White Mountains’ total revenues decreased 5% to $2,317 million in 2013, primarily due to lower earned insurance and reinsurance premiums, net investment income and other revenues, partially offset by higher net realized and unrealized investment gains.  Earned insurance and reinsurance premiums decreased 4% to $1,987 million in 2013.  Net investment income was down 28% to $111 million in 2013, primarily from a lower invested asset base, resulting from $749 million of share repurchases since January 2012, and lower investment yields. White Mountains reported net realized and unrealized investment gains of $162 million in 2013, which included $1 million of net realized and unrealized foreign currency gains, compared to $118 million of gains in 2012, which included $57 million of net realized and unrealized foreign currency losses. Most of the net realized and unrealized foreign currency gains (losses) on investments are related to GAAP foreign currency translation and are offset by amounts recognized in other comprehensive income (see “Foreign Currency Translation” on page 63).  Other revenue decreased to $58 million in 2013 from $100 million in 2012. Other revenue in 2013 included transaction gains of $42 million, compared to $28 million of net transaction gains in 2012. Transaction gains in 2013 included a $23 million gain on OneBeacon’s sale of Essentia, a $7 million gain on Sirius Group’s acquisition of Empire, a $7 million gain on Sirius Group’s acquisition of Ashmere and a $4 million gain from the extension of the transition service agreement for services provided by OneBeacon on business sold to Tower in the personal lines transaction in 2010, while 2012 included a $15 million gain on Sirius Group’s sale of IMG, $14 million of gains from Sirius Group’s acquisitions that closed in 2012, a $5 million gain on OneBeacon’s sale of a shell company and a $6 million loss from OneBeacon’s repurchase of its remaining 2003 OBH Senior Notes. Other revenue in 2013 also included $1 million in foreign currency translation losses, compared to $40 million in foreign currency translation gains in 2012. In addition, 2013 included $11 million of mark-to-market gains on the Symetra warrants compared to $18 million of gains in 2012. Other revenue included a $17 million loss from WM Life Re in 2013 compared to a $25 million loss in 2012. See Note 8 - “Derivatives” for details regarding WM Life Re’s total impact on White Mountains’ statement of operations. In 2012, White Mountains reported other revenue of $24 million related to the consolidation of Hamer and Bri-Mar. Effective October 1, 2012, the results of Hamer and Bri-Mar are no longer consolidated in White Mountains' financial statements.
White Mountains' total expenses decreased 9% to $1,973 million in 2013.  Losses and LAE decreased 13% in 2013, exceeding the 4% decrease in earned insurance and reinsurance premiums primarily as a result of lower catastrophe losses and higher favorable loss reserve development in 2013. Insurance and reinsurance acquisition expenses decreased 12% in 2013, exceeding the 9% decrease in net written premiums primarily due to changes in business mix at OneBeacon driven by the termination of the underwriting arrangement with Hagerty Insurance Agency and higher profit commissions accrued at Sirius Group on ceded European property business, while other underwriting expenses increased 3%, primarily due to higher incentive compensation expenses at Sirius Group.

Consolidated Results—Year Ended December 31, 2012 versus Year Ended December 31, 2011
White Mountains’ total revenues increased 12% to $2,436 million in 2012, primarily due to higher earned insurance and reinsurance premiums, foreign currency translation gains, higher net realized and unrealized investment gains and an improvement of the mark-to-market performance of the Symetra warrants, partially offset by lower net investment income. Earned premiums increased 7% to $2,064 million in 2012, with an 11% increase at OneBeacon and a 3% increase at Sirius Group. Net investment income was down 17% to $154 million in 2012, principally due to a lower invested asset base driven by share repurchases and lower fixed maturity yields. White Mountains reported net realized and unrealized investment gains of $118 million in 2012 compared to $74 million in 2011. Net realized and unrealized investment gains for both periods were impacted by foreign currency translation on U.S. dollar-denominated investments at Sirius International, the effects of which are offset in other comprehensive income (see “Foreign Currency Translation” on page 63). Other revenue increased to a gain of $100 million in 2012 from a loss of $10 million in 2011, due primarily to $40 million in foreign currency translation gains and $18 million in mark-to-market gains on the Symetra warrants in 2012, compared to $6 million in foreign currency translation losses and $25 million in mark-to-market losses on the Symetra warrants in 2011.  Other revenue included a $25 million loss from WM Life Re in 2012 compared to a $16 million loss in 2011. Other revenue in 2012 also included a $15 million pre-tax gain on Sirius Group’s sale of IMG, $14 million in pre-tax transaction gains from White Mountains Solutions’ acquisitions that closed in 2012, a $5 million pre-tax gain on OneBeacon’s sale of a shell company and a $6 million pre-tax loss from OneBeacon’s repurchase of its remaining 2003 OBH Senior Notes. Other revenue in 2011 included a $7 million pre-tax gain from Sirius Group’s acquisition of Old Lyme.

White Mountains’ total expenses increased 5% to $2,173 million in 2012. Losses and LAE expenses increased 2% and insurance and reinsurance acquisition expenses increased by 7%, driven by increased business volume. The increase in loss and LAE expenses was partially offset by lower catastrophe losses. Other underwriting expenses increased 20%, driven by increased business volume, start-up costs for new specialty businesses at OneBeacon and the migration of OneBeacon’s corporate functions to Minnesota. General and administrative expenses were $172 million in 2012, which includes $20 million in expenses from the consolidation of BAM, compared to $167 million in 2011. Excluding the $20 million of expenses related to BAM, general and administrative expenses decreased 9% in 2012, primarily due to lower incentive compensation expenses. 2011 included a higher level of incentive compensation expenses as a result of the gain from the Esurance Sale and a 35% increase in White Mountains’ stock price during 2011 compared to a 14% increase in 2012. Interest expense on debt decreased 19% to $45 million in 2012, primarily due to reductions of outstanding debt resulting from repurchases of the 2003 OBH Senior Notes.

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
White Mountains reported income tax expense of $77 million in 2013 on pre-tax income of $345 million. White Mountains effective tax rate for 2013 was 22%, which was lower than the U.S. statutory rate of 35% due primarily to income generated in jurisdictions other than the United States. In addition, the effective tax rate reflects a $7 million release of a valuation allowance at OneBeacon related to the restructuring of a surplus note issued to a consolidated insurance reciprocal exchange.
White Mountains reported an income tax benefit of $16 million in 2012 on pre-tax income of $263 million. Effective January 1, 2013, Sweden reduced its corporate tax rate from 26.3% to 22.0% and Luxembourg increased its corporate tax rate from 28.8% to 29.2%. This resulted in a reduction in deferred tax liabilities in Sweden and an increase in deferred tax assets in Luxembourg at December 31, 2012. As a result, Sirius Group recognized $73 million in tax benefits from these changes. During 2012, Sirius Group also had a net release of valuation allowances on deferred tax assets in Luxembourg, resulting in a tax benefit of $41 million, and White Mountains established a valuation allowance on deferred tax assets of a group of U.S. companies reported in the Other Operations segment, resulting in a tax expense of $38 million. In total, White Mountains recognized $76 million in overall net tax benefits from these changes. Excluding the impact of these changes, White Mountains effective tax rate for 2012 was 23%, which was lower than the U.S. statutory rate of 35% due primarily to income generated in jurisdictions other than the United States.
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

Discontinued Operations
In October 2012, OneBeacon entered into an agreement to sell the Runoff Business to Armour and recorded $101 million in after-tax losses related to the Runoff Transaction in 2012. These losses are composed of a $92 million after-tax loss on sale and a $9 million after-tax loss related to a reduction in the workers compensation loss reserve discount rate on reserves being transferred as part of the sale. During the fourth quarter of 2013, OneBeacon completed additional analysis of its runoff loss reserves. As a result of its analysis, OneBeacon increased its runoff loss reserves by $72 million ($47 million after tax), which was offset by an equal reduction of the estimated loss on sale, both reported within discontinued operations.  The sale of the Runoff Business is pending the completion of regulatory review and is anticipated to close in mid-2014 (See Runoff Transaction on page 53). On October 7, 2011, White Mountains completed the sale of Esurance to Allstate for cash equal to $700 million plus the tangible book value at closing of the entities being sold and recorded a gain of $678 million.  In 2011, OneBeacon agreed to sell its AutoOne business to Interboro and recorded a charge of $19 million after tax for the estimated loss on the sale. The AutoOne transaction closed in February 2012.
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

OneBeacon

Financial results and GAAP combined ratios for OneBeacon for the years ended December 31, 2013, 2012 and 2011 follow:

	Year Ended December 31,
Millions	2013	2012	2011
Gross written premiums	$1,162.9	$1,259.2	$1,128.3
Net written premiums	$1,088.6	$1,179.2	$1,062.7

Earned insurance and reinsurance premiums	$1,120.4	$1,132.0	$1,012.2
Net investment income	41.1	53.6	71.4
Net realized and unrealized investment gains	49.4	55.7	10.6
Other revenue	31.2	(.5)	(12.4)
Total revenues	1,242.1	1,240.8	1,081.8
Losses and LAE	622.1	650.0	548.3
Insurance and reinsurance acquisition expenses	208.9	249.4	221.2
Other underwriting expenses	204.8	205.2	162.3
General and administrative expenses	12.0	13.4	9.8
Interest expense on debt	13.0	16.9	20.5
Total expenses	1,060.8	1,134.9	962.1
Pre-tax income	$181.3	$105.9	$119.7

GAAP Ratios:
Loss and LAE	56%	58%	54%
Expense	36	40	38
Combined	92%	98%	92%

The following table presents OneBeacon’s book value per share.

	December 31,
(Millions, except per share amounts)	2013	2012	2011
OneBeacon common shareholders’ equity	$1,104.3	$1,014.5	$1,099.8
OneBeacon common shares outstanding	95.4	95.4	95.1
OneBeacon book value per common share	$11.58	$10.63	$11.56
Dividends paid per common share	$.84	$.84	$1.84

OneBeacon Results—Year Ended December 31, 2013 versus Year Ended December 31, 2012
OneBeacon ended 2013 with a book value per share of $11.58, an increase of 17.3% during 2013, including dividends, compared to a decrease of 0.8% during 2012, including dividends. Investment and underwriting results both contributed to the increase in OneBeacon’s book value per share for 2013. OneBeacon’s 2013 results also included a $23 million pre-tax ($15 million after-tax) gain from the sale of Essentia Insurance Company (“Essentia”), a $7 million tax benefit related to the release of a valuation allowance at OneBeacon related to the restructuring of a surplus note issued to a consolidated insurance reciprocal exchange and a $4 million pre-tax ($3 million after-tax) benefit from the extension of the transition service agreement for services provided by OneBeacon on business sold to Tower in the personal lines transaction in 2010. OneBeacon’s GAAP return on investments was 3.8% for 2013, compared to a return of 4.4% for 2012.
OneBeacon's GAAP combined ratio decreased to 92% for 2013 from 98% for 2012, which reflects both lower loss and expense ratios as compared to 2012. The decrease in the loss ratio was driven by a decrease in catastrophe losses which were negligible in 2013 compared to 5 points of net catastrophe losses ($56 million, including $8 million of ceded reinstatement premiums) for 2012, due primarily to the impact of hurricane Sandy. Favorable loss reserve development for 2013 was negligible, compared to 1 point ($7 million) for 2012. The decrease in the expense ratio for 2013 was primarily from lower insurance acquisition expenses due to changes in business mix driven by the termination of the underwriting arrangement with Hagerty Insurance Agency, partially offset by higher non-claims litigation expenses.
OneBeacon's net written premiums decreased 8% in 2013 to $1,089 million, primarily due to the exit from the collector car and boat and energy businesses, partially offset by growth in nearly all of OneBeacon’s ongoing specialty lines. In January 2013, OneBeacon terminated its relationship with Hagerty and sold Essentia, the wholly owned subsidiary that wrote OneBeacon’s Hagerty collector car and boat business, to Markel Corporation. Excluding the $206 million of net written premiums from the exited businesses in 2012, net written premiums increased 12%.
OneBeacon’s other revenue in 2013 included a $23 million gain from the sale of Essentia and a $4 million benefit from the extension of the transition service agreement.
OneBeacon’s losses and LAE expenses decreased 4%, driven by lower catastrophe losses and lower earned premiums, while insurance and reinsurance acquisition expenses decreased 16%, primarily due to changes in business mix and lower net written premiums driven by the termination of the underwriting arrangement with Hagerty Insurance Agency. Other underwriting expenses were consistent with prior year. Interest expense decreased 23% to $13 million in 2013, reflecting a lower interest rate on outstanding debt.
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
OneBeacon's net combined ratio was higher than the gross combined ratio by 2 points for 2013 as a result of the cost of the reinsurance programs more than offsetting the benefits from ceded losses.  OneBeacon’s net combined ratio for 2012 was lower than its gross combined ratio by 1 point, primarily due to the significant amount of reinsurance cessions related to hurricane Sandy, which were partially offset by the impact of the cost of facultative reinsurance and property reinsurance, and also the cost of catastrophe reinsurance and marine reinsurance.

OneBeacon Results—Year Ended December 31, 2012 versus Year Ended December 31, 2011
OneBeacon ended 2012 with a book value per share of $10.63, a decrease of 0.8% during 2013, including dividends, compared to an increase of 3% during 2011, including dividends. The decrease in book value was driven by a $92 million estimated after-tax loss on the Runoff Transaction and $24 million of net after-tax operating losses from discontinued operations, which included a $9 million after-tax charge related to the Runoff Transaction from a reduction in the workers compensation loss reserve discount rate. This negative impact to book value was partially offset by a $14 million increase from the sale of OneBeacon Holdings (Luxembourg) S.à r.l. to Sirius Group. The transaction was recorded as an increase in OneBeacon’s equity and was eliminated in White Mountains’ consolidated financial statements. OneBeacon’s GAAP return on investments was 4.4% for 2012, compared to a return of 3.0% for 2011.
OneBeacon’s GAAP combined ratio increased to 98% for 2012 from 92% for 2011, primarily driven by lower favorable loss reserve development, higher catastrophe losses and higher expenses. Favorable loss reserve development for 2012 was $7 million, or 1 point, compared to $30 million, or 3 points, for 2011. The favorable reserve development for 2012 was primarily in the workers' compensation, multiple peril liability and general liability lines, mostly offset by adverse loss reserve development on excess property claims. The combined ratio for 2012 included 5 points of net catastrophe losses ($56 million, including $8 million of ceded reinstatement premiums), due primarily to the impact of hurricane Sandy, compared to 4 points ($37 million) of catastrophe losses for 2011, primarily related to hurricane Irene, tornados in the southeastern and midwestern United States as well as storms and freezing weather in the northeastern and southwestern United States. The increase in the expense ratio is primarily the result of startup costs for new specialty businesses and costs associated with actions taken to migrate certain corporate functions to Minnesota in 2012.
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

OneBeacon Discontinued Operations - Runoff Transaction
In October 2012, OneBeacon entered into a definitive agreement to sell its Runoff Business to Armour. The Pennsylvania Insurance Department (“PID”) is required to conduct an examination of the Runoff Business as part of its regulatory review of the Runoff Transaction. Pursuant to this examination, the PID required a third party actuarial review to provide an independent actuarial assessment of the loss reserves associated with the Runoff Business, which is a normal requirement associated with such examinations. The independent actuarial review was completed in September 2013, at which time the PID posted the summary review to its website. The independent actuarial review produced a range of total statutory net loss and LAE reserves of $215 million to $668 million as of March 31, 2013, compared to OneBeacon’s recorded statutory net loss and LAE reserves of $166 million as of March 31, 2013. Since March 31, 2013, and as discussed further below, OneBeacon has increased the Runoff Business loss and LAE reserves by $79 million.
During the fourth quarter of 2013, and as part of its annual actuarial certification process, OneBeacon completed a comprehensive actuarial analysis of the non-A&E loss and LAE reserves associated with the Runoff Business. In addition to OneBeacon’s internal actuaries taking into account the differing assumptions, methods, and analyses produced by the independent actuarial review and other factors, management considered other sources of information, including runoff claims staffing models and related costs. For A&E reserve estimates associated with the Runoff Business, OneBeacon primarily relies on the internal study of its legacy A&E exposures completed in 2011 and on subsequent monitoring of quarterly A&E activity, including the comparison of that activity against what was assumed in that most recent study.

As a result of the comprehensive actuarial analysis conducted by OneBeacon during the fourth quarter of 2013, OneBeacon recorded $72 million of unfavorable prior year non-A&E loss and LAE development related to the Runoff Business. The increase in loss reserves was concentrated in the workers compensation, personal auto liability and excess liability lines of business. In addition, OneBeacon increased its estimate of adjusting and other expenses, a component of LAE reserves. OneBeacon has not revised its estimate of net ultimate A&E payments.
Workers compensation unpaid loss reserves increased by $37 million due to changes in how OneBeacon evaluates various estimated settlement rates, mortality and medical inflation assumptions. These three key assumptions, which were previously evaluated implicitly as part of overall case incurred activity, were separately analyzed and then reviewed under varying assumptions and an array of resulting reserve estimates to generate an actuarial indication that management selected for its best estimate. For personal auto liability, a $17 million loss provision was recorded based on a ground-up analysis of unlimited medical automobile no-fault claims from the 1970s and 1980s, which produced a range of estimates at varying medical inflation rates. The remaining $5 million loss reserve increase was driven by adverse prior year loss development recorded on a few large excess liability claims. Finally, OneBeacon recorded a provision to increase its LAE reserves by $13 million for adjusting and other expenses due to a change in assumptions of staff efficiency associated with handling and settling runoff claims.
For the full year 2013, OneBeacon recorded a $79 million loss and LAE provision for the Runoff Business. The $79 million loss and LAE adverse development recorded in 2013 was partially offset by other revenue of $8 million associated with a settlement award in the second quarter of 2013 in the Safeco v. American International Group, Inc. (“AIG”) class action related to AIG’s alleged underreporting of workers' compensation premiums to the National Workers' Compensation Reinsurance Pool.
As of December 31, 2013, the recorded net unpaid loss and LAE reserves associated with the Runoff Business totaled $188 million. Management believes that the recorded net loss and LAE reserves reflect a reasonable provision for expected future loss and LAE payments and represent management’s best estimate within a range of reasonable estimates.
The $72 million ($47 million after-tax) increase in Runoff Business loss and LAE reserves was recorded in the fourth quarter of 2013 as a component of discontinued operations and offset by an equal after-tax amount which decreased the estimated ultimate loss on sale of the Runoff Business. The terms of the Runoff SPA prescribe that the buyer has assumed the risk that loss and LAE reserves develop unfavorably from September 30, 2012 onward, resulting in the offset.
During the fourth quarter of 2013, OneBeacon also increased the estimated pre-tax transaction costs associated with the Runoff Transaction, which was partially offset by the accretion of interest on the original sales price and, coupled with the $47 million after-tax provision for loss and LAE, resulted in a $46 million after-tax reduction in the ultimate loss on sale from discontinued operations. This reduction in the ultimate loss on sale was essentially offset by a $46 million after-tax loss from discontinued operations, driven by the unfavorable loss reserve development, that was also recorded in OneBeacon’s fourth quarter and full year results. The current estimated ultimate loss on sale of the Runoff Business is $69 million pre-tax, or $45 million after-tax.
Although the Runoff SPA stipulates the amount of reserves and surplus to be transferred to Armour at closing, the PID may require additional reserves and/or surplus as a closing condition. In that event, and to respond to such a closing condition, the Runoff SPA provides that OneBeacon would invest in surplus notes issued by the transferring companies, subject to certain limits on the amount of surplus notes issued. OneBeacon believes that the transferred reserves and surplus plus the funding requirements/limitations agreed to in the Runoff SPA cover the full range of claim projections produced in the independent actuarial review. Currently, OneBeacon expects to provide financing by way of surplus notes in an amount that falls within the provisions of the Runoff SPA.
In October 2013, OneBeacon and Armour amended the Runoff SPA to extend the date at which either party may terminate the Runoff SPA to July 31, 2014.  If the required regulatory approval to close the Runoff Transaction has not been obtained on or prior to July 31, 2014, either OneBeacon or Armour may unilaterally extend the termination date of the Runoff SPA by up to 90 days. OneBeacon expects the Runoff Transaction to close in mid-2014.

Sirius Group

Financial results and GAAP combined ratios for Sirius Group for the years ended December 31, 2013, 2012 and 2011 follows:

	Year Ended December 31,
Millions	2013	2012	2011
Gross written premiums	$1,120.4	$1,178.8	$1,128.1
Net written premiums	$876.6	$947.7	$915.7

Earned insurance and reinsurance premiums	$866.4	$931.6	$912.3
Net investment income	48.8	65.0	89.9
Net realized and unrealized investment gains	26.7	17.3	53.2
Other revenue—foreign currency translation (losses) gains	(1.0)	39.9	(5.5)
Other revenue	17.8	30.7	9.6
Total revenues	958.7	1,084.5	1,059.5
Losses and LAE	418.4	543.9	626.0
Insurance and reinsurance acquisition expenses	166.5	180.8	181.0
Other underwriting expenses	126.1	116.4	105.8
General and administrative expenses	30.5	35.3	25.8
Accretion of fair value adjustment to loss and LAE reserves	1.7	10.6	8.3
Interest expense on debt	26.3	26.2	31.6
Total expenses	769.5	913.2	978.5
Pre-tax income	$189.2	$171.3	$81.0

GAAP Ratios:
Loss and LAE	48%	58%	69%
Expense	34	32	31
Combined	82%	90%	100%

Sirius Group Results—Year Ended December 31, 2013 versus Year Ended December 31, 2012
Sirius Group's GAAP combined ratio was 82% for 2013 compared to 90% for 2012. The decrease was primarily due to lower catastrophe losses, higher favorable loss reserve development and lower agricultural losses. The 2013 combined ratio included 10 points ($85 million) of catastrophe losses, net of reinsurance and reinstatement premiums, primarily comprised of $27 million of flood losses in Central Europe, $20 million of hail storm losses in Germany and France, and $8 million of losses from typhoon Fitow in China, while the 2012 combined ratio included 13 points ($117 million) of catastrophe losses, comprised mainly of $98 million of losses from hurricane Sandy. Favorable loss reserve development was 6 points ($48 million) in 2013, which included $24 million of favorable loss reserve development on prior year’s catastrophe losses. Other major reductions in loss reserve estimates recognized included property ($17 million), aviation/space ($10 million) and accident and health ($9 million), partially offset by a $12 million increase in asbestos loss reserves. Favorable loss reserve development was 4 points ($34 million) for 2012, primarily attributable to favorable development in property and casualty lines, offset by a $46 million increase in asbestos reserves. Additionally, the combined ratio for 2012 included 3 points of agricultural losses, primarily as a result of a drought in the Midwestern United States.
Sirius Group's gross written premiums decreased 5% for 2013 to $1,120 million, while net written premiums decreased 8% for 2013 to $877 million.  These decreases were primarily from the accident and health and trade credit lines of business, partially offset by increases in the property lines.  Net earned premiums decreased 7% for 2013 to $866 million due to lower accident and health and trade credit premiums. The effects of foreign currency translation on premiums were not material in 2013.
In 2013, Sirius Group's other revenue primarily consisted of pre-tax transaction gains of $14 million from White Mountains Solutions’ acquisitions of Ashmere and Empire compared to pre-tax transaction gains of $14 million in 2012 from White Mountains Solutions’ acquisitions of PICO, Citation, Woodridge and Oakwood. Other revenues in 2012 also included $15 million on the sale of Sirius Group’s interest in an affiliate, IMG, a managing general underwriter in the medical and travel business. Additionally, Sirius Group recorded $1 million of foreign currency translation losses in 2013 compared to $40 million of foreign currency translation gains in 2012. (See “Foreign Currency Translation” on page 63.)

Sirius Group's insurance and reinsurance acquisition expenses decreased $14 million in 2013, primarily due to lower business volume and higher profit commissions earned on ceded European property treaties. Sirius Group's other underwriting expenses increased $10 million in 2013, primarily due to increased incentive compensation expenses and higher professional fees, primarily related to Lloyd's Syndicate 1945. General and administrative expenses decreased by $5 million, primarily due to lower severance and separation costs in 2013 as a result of reductions in staff in 2012.  Accretion of fair value adjustment to losses and LAE reserves decreased by $9 million due to the acceleration of the amortization of the purchase accounting established for the acquisition of Scandinavian Reinsurance Company Ltd. (“Scandinavian Re”) due to a treaty commutation in the first quarter of 2012.
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
Sirius Group's net combined ratio equaled the gross combined ratio for 2013 and was 6 points higher than the gross combined ratio for 2012.  The net and gross combined ratios were the same for 2013 as the cost of property retrocessions was offset by loss recoveries on catastrophe losses in Europe and Asia and profit commissions on ceded business. In 2012, the gross combined ratio was lower than the net combined ratio primarily due to the cost of property retrocessions with limited ceded property loss recoveries.

Sirius Group Results—Year Ended December 31, 2012 versus Year Ended December 31, 2011
Sirius Group's GAAP combined ratio was 90% for 2012 compared to 100% for 2011. The decrease was primarily due to lower catastrophe losses, as the 2012 combined ratio included 13 points ($117 million) of catastrophe losses net of reinsurance and reinstatement premiums, primarily due to $98 million of losses from hurricane Sandy, compared to 24 points ($218 million) in 2011, primarily due to the Japan earthquake and tsunami, the New Zealand earthquakes and the floods in Thailand. Additionally, the 2012 combined ratio included 3 points of agricultural losses principally as a result of the drought in the midwestern United States. Favorable loss reserve development was 4 points ($34 million) for 2012. The major reductions in loss reserve estimates were recognized in casualty runoff ($32 million), property ($28 million), marine/energy ($12 million), trade credit ($7 million) and aviation/space ($5 million) lines, partially offset by a $46 million increase in asbestos and environmental loss reserves and a $4 million increase in accident and health. Favorable loss reserve development was 5 points ($47 million) for 2011 and was primarily attributable to $41 million of favorable development on property lines, partially offset by asbestos and environmental increases of $12 million.
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
Sirius Group's other revenues primarily consisted of $40 million of foreign currency translation gains recorded in 2012 compared to foreign currency translation losses of $6 million in 2011. (See “Foreign Currency Translation” on page 63.) Additionally, Sirius Group recorded pre-tax transaction gains of $14 million from White Mountains Solutions’ acquisitions of PICO, Citation, Woodridge and Oakwood and $15 million on the sale of its interest in IMG. In 2011, Sirius Group recorded a $7 million pre-tax gain from White Mountains Solutions’ acquisition of the loss reserve portfolio of Old Lyme.
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

HG Global/BAM

The following table presents the components of pre-tax income included in White Mountains' HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$13.6	$—	$13.6
Assumed (ceded) written premiums	10.6	(10.6)	—	—
Net written premiums	$10.6	$3.0	$—	$13.6

Earned insurance and reinsurance premiums	$.4	$.1	$—	$.5
Net investment income	1.0	4.7	—	5.7
Net investment income - BAM Surplus Notes	40.2	—	(40.2)	—
Net realized and unrealized investment losses	(2.0)	(9.3)	—	(11.3)
Other revenue	—	.4	—	.4
Total revenues	39.6	(4.1)	(40.2)	(4.7)
Insurance and reinsurance acquisition expenses	.1	1.4	—	1.5
Other underwriting expenses	—	.4	—	.4
General and administrative expenses	1.4	32.5	—	33.9
Interest expense - BAM surplus notes	—	40.2	(40.2)	—
Total expenses	1.5	74.5	(40.2)	35.8
Pre-tax income (loss)	$38.1	$(78.6)	$—	$(40.5)

	Year Ended December 31, 2012
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$—	$—	$—
Assumed (ceded) written premiums	—	—	—	—
Net written premiums	$—	$—	$—	$—

Earned insurance and reinsurance premiums	$—	$—	$—	$—
Net investment income	.3	1.9	—	2.2
Net investment income - BAM Surplus Notes	18.4	—	(18.4)	—
Net realized and unrealized investment gains	—	—	—	—
Other revenue	—	—	—	—
Total revenues	18.7	1.9	(18.4)	2.2
Insurance and reinsurance acquisition expenses	—	—	—	—
Other underwriting expenses	—	.2	—	.2
General and administrative expenses	4.5	19.6	—	24.1
Interest expense - BAM surplus notes	—	18.4	(18.4)	—
Total expenses	4.5	38.2	(18.4)	24.3
Pre-tax income (loss)	$14.2	$(36.3)	$—	$(22.1)

HG Global/BAM Results—Year Ended December 31, 2013 versus Year Ended December 31, 2012
HG Global reported pre-tax income of $38 million in 2013, which was driven by $40 million of interest income on the BAM Surplus Notes, compared to $14 million in 2012, which was driven by $18 million of interest income on the BAM Surplus Notes, partially offset by startup and operational costs.
BAM reported pre-tax losses of $79 million in 2013, driven by $40 million of interest expense on the BAM Surplus Notes and $33 million of operating expenses, compared to $36 million in pre-tax losses in 2012 that were driven by $18 million of interest expense on the BAM Surplus Notes and startup and operational costs. BAM’s results for 2013 were also impacted by $9 million of unrealized investment losses, most of which were reported in the second quarter due to an increase in interest rates. (See LIQUIDITY AND CAPITAL RESOURCES, HG Global/BAM, on page 70.) Since BAM is a mutual insurance company owned by its members, BAM's results do not affect White Mountains' adjusted book value per share as they are attributed to non-controlling interests.
The following table presents amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’ consolidated balance sheet as of December 31, 2013:

	As of December 31, 2013
Millions	HG Global	BAM	Eliminations	Total
Assets
Fixed maturity investments	$96.7	$441.7	$—	$538.4
Short-term investments	11.2	26.9	—	38.1
Total investments	107.9	468.6	—	576.5
Cash	.6	6.7	—	7.3
BAM Surplus Notes	503.0	—	(503.0)	—
Accrued interest receivable on BAM Surplus Notes	58.6	—	(58.6)	—
Other assets	4.9	11.0	(2.6)	13.3
Total assets	$675.0	$486.3	$(564.2)	$597.1

Liabilities
BAM Surplus Notes(1)	$—	$503.0	$(503.0)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	58.6	(58.6)	—
Preferred dividends payable to White Mountains' subsidiaries(3)	53.7	—	—	53.7
Preferred dividends payable to non-controlling interests	1.5	—	—	1.5
Other liabilities	13.7	22.3	(2.6)	33.4
Total liabilities	68.9	583.9	(564.2)	88.6

Equity
White Mountains’ common shareholders’ equity	589.5	—	—	589.5
Non-controlling interests	16.6	(97.6)	—	(81.0)
Total equity	606.1	(97.6)	—	508.5
Total liabilities and equity	$675.0	$486.3	$(564.2)	$597.1

(1)	Under GAAP, the BAM Surplus Notes are classified as debt by the issuer. Under U.S. Statutory accounting, they are classified as Surplus.

(2)
Under GAAP, interest accrues daily on the BAM Surplus Notes. Under U.S. Statutory accounting, interest is not accrued on the BAM Surplus Notes until it has been approved for payment by insurance regulators.

(3)	Dividends on HG Global preferred shares payable to White Mountains’ subsidiaries are eliminated in White Mountains’ consolidated financial statements.

The following table presents the gross par value of policies priced and closed by BAM for the year ended December 31, 2013:

Year Ended
December 31, 2013
Gross par value of primary market policies priced	$4,451.5
Gross par value of secondary market policies priced	351.0
Total gross par value of market policies priced	4,802.5

Less: Gross par value of policies priced yet to close	(97.6)
Gross par value of policies closed in 2013 that were priced in 2012	3.3
Total gross par value of market policies closed	$4,708.2

Other Operations
A summary of White Mountains’ financial results from its Other Operations segment for the years ended December 31, 2013, 2012 and 2011 follows:

	Year Ended December 31,
Millions	2013	2012	2011
Net investment income	$15.3	$32.8	$23.2
Net realized and unrealized investment gains	96.9	45.2	10.3
Other revenue—Tuckerman Fund I(1)	—	24.1	24.3
Other revenue—Symetra warrants	10.8	17.7	(24.5)
Other revenue	(1.7)	(11.6)	(1.5)
Total revenues	121.3	108.2	31.8
General and administrative expenses—Tuckerman Fund I(1)	—	21.0	23.5
General and administrative expenses	103.2	77.8	107.9
Interest expense on debt	3.2	1.7	3.1
Total expenses	106.4	100.5	134.5
Pre-tax income (loss)	$14.9	$7.7	$(102.7)

(1)
On December 31, 2011, Tuckerman Fund I was dissolved and all of the net assets of the fund, which consisted of the LLC units of Hamer and Bri-Mar, two small manufacturing companies, were distributed. As of October 1, 2012, Hamer and Bri-Mar are no longer consolidated and are accounted for as investments in unconsolidated affiliates.

Other Operations Results—Year Ended December 31, 2013 versus Year Ended December 31, 2012
White Mountains’ Other Operations segment reported pre-tax income of $15 million in 2013 compared to pre-tax income of $8 million in 2012.  White Mountains’ Other Operations segment reported net realized and unrealized investment gains of $97 million in 2013 compared to $45 million in 2012. (See Summary of Investment Results on page 60.) The Other Operations segment reported net investment income of $15 million in 2013 compared to $33 million in 2012, primarily due to a lower average invested asset base, mainly a result of White Mountains’ investment of approximately $600 million in HG Global in July 2012 and share repurchases, and a shift in the investment portfolio from fixed maturities towards common equity securities. The value of White Mountains’ investment in Symetra warrants prior to their exercise during the second quarter of 2013 increased $11 million in 2013 compared to an increase of $18 million in 2012. (See Investment in Symetra Common Shares on page 62.) WM Life Re reported losses of $17 million in 2013 compared to $19 million in 2012. The improvement in WM Life Re’s results was primarily due to $7 million of gains in 2013 associated with changes in projected surrender assumptions, partially offset by increased trading expenses. See Note 8 - “Derivatives” for details regarding WM Life Re’s total impact on White Mountains’ statement of operations.
Share repurchases. White Mountains repurchased and retired 141,535 of its common shares for $80 million in 2013 at an average price per share of $563.91, or approximately 88% of White Mountains’ December 31, 2013 adjusted book value per share.

Other Operations Results—Year Ended December 31, 2012 versus Year Ended December 31, 2011
White Mountains’ Other Operations segment reported pre-tax income of $8 million in 2012 compared to a pre-tax loss of $103 million in 2011.  The improvement in the 2012 results was driven by an improvement in the mark-to-market performance of the Symetra warrants, higher pre-tax income from investments, lower incentive compensation expenses and lower losses from WM Life Re. 2011 included a higher level of incentive compensation expenses as a result of the gain from the Esurance Sale and a 35% increase in White Mountains’ stock price during 2011 compared to a 14% increase in 2012.  The value of White Mountains' investment in Symetra warrants increased $18 million in 2012 compared to a decrease of $25 million in 2011. WM Life Re reported pre-tax loss of $19 million in 2012 compared to pre-tax loss of $27 million in 2011. See Note 8 - “Derivatives” for details regarding WM Life Re’s total impact on White Mountains’ statement of operations.
Share repurchases. White Mountains repurchased and retired 1,329,640 of its common shares for $669 million in 2012 at an average price per share of $503.09, or approximately 86% of White Mountains' December 31, 2012 adjusted book value per share.

II. Summary of Investment Results

For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a better comparison to benchmark returns, while all dollar amounts are presented net of any management fees and trading expenses.  A summary of White Mountains’ consolidated pre-tax investment results for the years ended December 31, 2013, 2012 and 2011 follows:

Pre-tax investment results	Year Ended December 31,
Millions	2013	2012	2011
Net investment income	$110.9	$153.6	$184.5
Net realized and unrealized investment gains(1)	161.7	118.2	74.1
Change in foreign currency translation on investments recognized through other comprehensive income(2)	11.3	95.5	(41.7)
Pre-tax investment gains included in discontinued operations	—	—	12.7
Total GAAP pre-tax investment gains	$283.9	$367.3	$229.6

(1)	Includes foreign currency gains (losses) of $1.0, $(57.2) and $20.7.

(2)	Excludes non-investment related foreign currency (losses) gains that are also recognized through other comprehensive income of $(8.7), $(55.9) and $26.5.

Gross investment returns and benchmarks returns

	Year Ended December 31,
	2013	2012	2011
Fixed maturity investments	0.5%	4.9%	3.4%
Short-term investments	0.1%	0.3%	1.0%
Total fixed income investments	0.4%	4.4%	3.1%
Barclays U.S. Intermediate Aggregate Index	(1.0)%	3.6%	6.0%

Common equity securities	23.2%	9.8%	0.7%
Convertible fixed maturity investments	7.8%	6.0%	(6.2)%
Other long-term investments	6.9%	2.4%	6.2%
Total common equity securities, convertible securities, and other long-term investments	18.9%	7.7%	1.4%
S&P 500 Index (total return)	32.4%	16.0%	2.1%

Total consolidated portfolio	4.1%	4.9%	2.9%

Investment Returns—Year Ended December 31, 2013 versus Year Ended December 31, 2012
White Mountains’ GAAP pre-tax total return on invested assets was 4.1% for 2013 compared to 4.9% for 2012. Currency translation did not meaningfully impact total investment returns in 2013, while 2012 included 0.5% of foreign currency gains.

Fixed income results
White Mountains maintains a high-quality, short-duration fixed income portfolio. At December 31, 2013, the fixed income portfolio duration was approximately 2.1 years, including short term investments, compared to 2.4 years at December 31, 2012. White Mountains’ fixed income portfolio returned 0.4% in U.S. dollars (0.5% in local currencies) in 2013, outperforming the longer duration Barclay's Intermediate Aggregate Bond Index of (1.0)%, as interest rates rose during the year. White Mountains' fixed income portfolio returned 4.4% in U.S. dollars (3.8% in local currencies) in 2012, compared to the Barclays U.S. Intermediate Aggregate Bond Index return of 3.6%.

Common equity securities, convertibles and other long-term investments results
White Mountains maintains an equity portfolio that consists of common equity securities, convertible fixed maturity investments and other long-term investments and represents approximately 20% of GAAP invested assets at December 31, 2013. White Mountains' total equity portfolio returned 18.9% for 2013, lagging the S&P 500 Index return of 32.4%. White Mountains' total equity portfolio, which represented approximately 20% of GAAP invested assets at December 31, 2012, returned 7.7% for 2012, lagging the S&P 500 Index return of 16.0%.
WM Advisors has a sub-advisory agreement with Prospector, a registered investment adviser, under which Prospector manages the majority of White Mountains’ publicly-traded common equity securities and convertible fixed maturity securities. White Mountains also has separate equity portfolios managed by Lateef Investment Management (“Lateef”) and Silchester International Investors (“Silchester”). The following table summarizes the performance in local currencies of each of White Mountains’ separately managed equity portfolios for 2013, 2012 and 2011:

	Year Ended December 31,
Separate Accounts(1)	2013	2012	2011
Prospector Capital Appreciation	21.2%	6.5%	(1.1)%
Prospector All Cap Value	29.0%	14.6%	(0.3)%
Lateef Multi-Cap Growth Equity(2)	30.5%	7.0%	-
Silchester International Equities	32.6%	16.5%	(3.5)%

S&P 500 Index	32.4%	16.0%	2.1%

(1)	Separate account portfolios include common equity securities, convertible fixed maturity investments and cash available for reinvestment.

(2)	Lateef commenced managing a portion of White Mountains’ equity portfolio in May 2012 and performance is measured from that point forward in the table above.

Relative to the 2013 and 2012 S&P 500 Index returns, Prospector’s performance for both periods reflects an overweight position in gold mining, an underweight position in the consumer discretionary, technology and industrial sectors and the impact of convertible fixed maturity investments (as opposed to common equity securities), which tend to lag the index in strong up markets.
Total annualized returns for White Mountains’ separate accounts managed by Prospector compared to the annualized total returns of the S&P 500 Index are as follows:

	Periods ending December 31, 2013
Annualized returns	1-year	3-years	5-years	Since Inception(1)
Prospector separate accounts	23.2%	9.4%	12.5%	8.1%
S&P 500 Index	32.4%	16.2%	17.9%	7.0%
(1) Annualized total returns since the inception of the Prospector separate account in the beginning of 2005, which was established in connection with an investment management agreement between Prospector and White Mountains whereby Prospector serves as a discretionary adviser with respect to specified assets, primarily equity securities.

The Lateef separate account is a highly concentrated portfolio, and relative performance is often influenced positively or negatively by one or two positions.  Lateef’s performance in 2013 reflects specific positions in the industrial, technology and consumer discretionary sectors.
White Mountains maintains a portfolio of other long-term investments, mainly investments in hedge funds (primarily equity long/short) and private equity funds. The portfolio is positioned to underperform in up markets and outperform in down markets.  White Mountains’ other long-term investments returned 6.9% for 2013, which outperformed the HFRX Equal Weighted Strategies Index return of 6.3% for 2013.  White Mountains’ other long-term investments returned 2.4% for 2012 which was in line with the HFRX Equal Weighted Strategies Index return of 2.5% for 2012.

Investment Returns—Year Ended December 31, 2012 versus Year Ended December 31, 2011
White Mountains’ GAAP pre-tax total return on invested assets was 4.9% for 2012, which includes 0.5% of foreign currency gains, compared to 2.9% for 2011, which includes 0.2% of foreign currency losses.

Fixed income results
At December 31, 2012, the fixed income portfolio duration was approximately 2.4 years, including short term investments, compared to 2.2 years at December 31, 2011. White Mountains fixed income portfolio returned 4.4% (3.8% in local currencies) for 2012, outperforming the longer duration Barclays U.S. Intermediate Aggregate Index return of 3.6%. White Mountains’ fixed income portfolio returned 3.1% for 2011 (3.3% in local currencies), trailing the benchmark return of 6.0%, as interest rates declined during 2011.

Common equity securities, convertibles and other long-term investments results
White Mountains’ total equity portfolio, which represented approximately 20% of GAAP invested assets at December 31, 2012, returned 7.7% for 2012, compared to the S&P 500 Index return of 16.0%, while the total equity portfolio returned 1.4% in 2011, compared to the S&P 500 Index return of 2.1%. The underperformance against the benchmark in both periods reflects large positions in convertible fixed maturity investments (as opposed to common equity securities) and other long-term investments, which tend to lag the index in strong markets. It also reflects underweight exposure in common equity securities and convertible fixed maturity investments to the technology, consumer discretionary, and industrial sectors and an overweight position in materials, in particular gold mining stocks, relative to the S&P 500 Index.
White Mountains’ other long-term investments returned 2.4% for 2012, in line with the HFRX Equal Weighted Strategies Index which returned 2.5% for the period, compared to other long-term investment returns of 6.2% in 2011.

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
During 2013, 2012 and 2011, White Mountains recorded $35 million, $30 million and $26 million in after-tax equity in earnings from its investment in Symetra’s common shares. The table below illustrates (1) the per-Symetra common share value of the investment in Symetra's common shares used in the calculation of White Mountains' adjusted book value per share (2) Symetra's quoted stock price and (3) Symetra's book value per common share excluding unrealized gains and losses from its fixed maturity investment portfolio:

	As of December 31,
Value per Symetra Common Share	2013	2012	2011
Value of the investment in Symetra’s common shares used in the calculation of White Mountains’ adjusted book value per share	$18.00	$16.58	$15.00

Symetra’s quoted stock price	$18.96	$12.98	$9.07

Symetra’s book value per common share excluding unrealized gains and losses from its fixed maturity investment portfolio	$19.95	$18.97	$17.87

White Mountains accounts for its investment in common shares of Symetra using the equity method. Prior to December 31, 2011, the GAAP carrying value of White Mountains' investment in Symetra common shares was equal to the percentage of Symetra's GAAP book value represented by White Mountains' common share ownership. At December 31, 2013, 2012 and 2011, White Mountains’ common share ownership was 17%, 15% and 15%. At December 31, 2011, White Mountains concluded that its investment in Symetra common shares was other-than-temporarily impaired and wrote down the GAAP book value of the investment to its estimated fair value of $261 million, or $15 per share at December 31, 2011, which resulted in $46 million of after-tax equity in losses of unconsolidated affiliates and $137 million of after-tax equity in net unrealized losses of unconsolidated affiliates. The write-down reduced adjusted book value per share by approximately $6. Under GAAP, a decline in the fair value of an investment is considered to be other-than-temporary when the fair value of the investment is not expected to recover to its GAAP carrying value in the near term. White Mountains concluded that the accounting impairment on its investment in Symetra common shares existed due to the prolonged low interest rate environment in which life insurance companies currently operate and not from reasons specific to Symetra itself. As a result, White Mountains does not believe that the accounting impairment equates to an impairment in Symetra's long-term intrinsic business value. See “White Mountains’ Investment in Symetra Common Shares” under “CRITICAL ACCOUNTING ESTIMATES” on page 106.

Foreign Currency Translation
White Mountains’ foreign assets and liabilities are valued using period-end exchange rates, and its foreign revenues and expenses are valued using average exchange rates over the period. Foreign currency exchange rate risk is the risk that White Mountains will incur losses on a U.S. dollar basis due to adverse changes in foreign currency exchange rates. See “Foreign Currency Exchange Risk” on page 111.
A summary of the impact of foreign currency translation on White Mountains’ consolidated financial results for the years ended December 31, 2013, 2012 and 2011 follows:

	Year Ended December 31,
Millions	2013	2012	2011
Net unrealized investment gains (losses) — foreign currency(1)	$18.3	$(48.6)	$69.4
Net realized investment (losses) gains — foreign currency(1)	(17.3)	(8.6)	(48.7)
Net realized and unrealized investment gains (losses) — foreign currency(1)	1.0	(57.2)	20.7
Other revenue - foreign currency translation (losses) gains	(1.0)	39.9	(5.5)
Income tax (expense)	(2.4)	(3.1)	(4.8)
Total foreign currency translation (losses) gains recognized through net income, after tax	(2.4)	(20.4)	10.4

Change in foreign currency translation on investments recognized through other comprehensive income, after tax	11.3	95.5	(41.7)
Change in foreign currency translation on non-investment net liabilities recognized through other comprehensive income, after tax	(8.7)	(55.9)	26.5
Total foreign currency translation gains (losses) recognized through other comprehensive income, after tax	2.6	39.6	(15.2)
Total foreign currency gains (losses) recognized through comprehensive income, after tax	$.2	$19.2	$(4.8)

(1)	Component of net realized and unrealized investments gains on the income statement.

At December 31, 2013, White Mountains’ investment portfolio included approximately $1.1 billion in non-U.S. dollar-denominated investments, most of which are held at Sirius International and are denominated in Swedish kronor or euros. The value of the investments in this portfolio is impacted by changes in the exchange rate between the U.S. dollar and the kronor and between the U.S. dollar and the euro.  During 2013, the U.S. dollar weakened 1% against the kronor and 4% against the euro.  These currency movements resulted in approximately $12 million of pre-tax foreign currency investment gains for the year ended December 31, 2013, which are recorded as components of net realized and unrealized investment gains (recognized in pre-tax income) and change in foreign currency translation on investments (recognized in other comprehensive income).  During 2012, the U.S. dollar weakened 6% against the kronor and 2% against the euro, which resulted in $38 million of pre-tax foreign currency gains for the year. During 2011, the U.S. dollar strengthened 3% against the kronor and 3% against the euro, which resulted in $21 million of pre-tax foreign currency losses for the year.
Sirius International holds a large portfolio of investments that are denominated in U.S. dollars, but its functional currency is the Swedish kronor. When Sirius International prepares its stand-alone GAAP financial statements, it translates its U.S. dollar-denominated investments to Swedish kronor and recognizes the related foreign currency translation gains or losses through pre-tax income. When White Mountains consolidates Sirius International, it translates Sirius International’s stand-alone GAAP financial statements to U.S. dollars and recognizes the foreign currency gains or losses arising from this translation, including those associated with Sirius International’s U.S. dollar-denominated investments, through other comprehensive income.  Since White Mountains reports its financial statements in U.S. dollars, there is no net effect to adjusted book value per share or to investment returns from foreign currency translation on its U.S. dollar-denominated investments at Sirius International.  However, net realized and unrealized investment gains, other revenues and other comprehensive income can be significantly affected during periods of high volatility in the foreign exchange rate between the U.S. dollar and other currencies, especially the Swedish kronor.
The amount of foreign currency translation on Sirius International’s U.S. dollar denominated investments recognized as an increase of other comprehensive income and a decrease of net income was $10 million in 2013. The amount of foreign currency translation on Sirius International’s U.S. dollar denominated investments recognized as an increase of other comprehensive income and a decrease of net income was $40 million in 2012. The amount of foreign currency translation on Sirius International’s U.S. dollar denominated investments recognized as a decrease of other comprehensive income and an increase of net income was $25 million in 2011.

Portfolio Composition
The following table presents the composition of White Mountains’ investment portfolio as of December 31, 2013 and 2012:

	As of December 31, 2013		As of December 31, 2012
$ in millions	Carrying value	% of total	Carrying value	% of total
Fixed maturity investments(1)	$5,266.8	71%	$5,534.3	73%
Short-term investments	635.9	9	630.6	8
Common equity securities	1,156.8	16	1,029.7	13
Convertible fixed maturity investments	80.5	1	127.4	2
Other long-term investments	288.9	3	294.2	4
Total investments	$7,428.9	100%	$7,616.2	100%

(1)	Carrying value includes $236.3 and $338.1 as of December 31, 2013 and 2012 that is classified as assets held for sale relating to discontinued operations.

The breakdown of White Mountains’ fixed maturity and convertible fixed maturity investments at December 31, 2013 by credit class, based upon issue credit ratings provided by Standard & Poor’s, or if unrated by Standard & Poor’s, long term obligation ratings provided by Moody’s, is as follows:

	As of December 31, 2013
$ in millions	Amortized cost	% of total	Carrying(1) Value	% of total
U.S. government and government-sponsored entities(2)	$1,058.1	20%	$1,047.4	20%
AAA/Aaa	1,138.2	22	1,136.3	21
AA/Aa	537.3	10	529.5	10
A/A	1,250.5	23	1,252.0	23
BBB/Baa	1,124.3	21	1,140.5	21
Other/not rated	229.2	4	241.6	5
Total fixed maturity and convertible fixed maturity investments	$5,337.6	100%	$5,347.3	100%

(1)	Carrying value includes $236.3 that is classified as assets held for sale relating to discontinued operations.

(2)	Includes mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

White Mountains’ overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to their investment risks. White Mountains also actively manages the average duration of the portfolio.  The weighted average duration of White Mountains’ fixed income portfolio at December 31, 2013 was approximately 2.1 years, including short-term investments, and approximately 2.4 years excluding short-term investments.
The cost or amortized cost and carrying value of White Mountains’ fixed maturity and convertible fixed maturity investments at December 31, 2013 is presented below by contractual maturity. Actual maturities could differ from contractual maturities because certain borrowers may call or prepay their obligations with or without call or prepayment penalties.

	As of December 31, 2013
Millions	Amortized cost	Carrying Value
Due in one year or less	$491.2	$490.7
Due after one year through five years	2,376.7	2,389.3
Due after five years through ten years	321.0	322.2
Due after ten years	41.5	45.8
Mortgage-backed and asset-backed securities	2,027.3	2,014.5
Preferred stocks	79.9	84.8
Total fixed maturity and convertible fixed maturity investments	$5,337.6	$5,347.3

Investments by Country of Issue
White Mountains’ investment portfolio consists of debt and equity securities issued in over 30 countries worldwide. The United States represents the country of issue for 79% of White Mountains’ fixed maturity, common equity security and convertible fixed maturity investment portfolios. White Mountains has minimal sovereign risk exposure to European peripheral countries such as Ireland, Greece, Portugal, Spain and Italy (“peripheral countries”). White Mountains’ portfolio includes 0.7% of total fixed maturity, convertible fixed maturity and common equity security investments issued from these peripheral countries at December 31, 2013.  However, White Mountains may have indirect exposure to peripheral countries through securities issued from non-peripheral countries as the issuers of those securities could have exposure to peripheral countries.

The following tables list White Mountains’ investments in fixed maturity investments, common equity securities and convertible fixed maturity investments at December 31, 2013 categorized as financial or non-financial investments and by country of issue:

December 31, 2013
Millions	Fair value
Debt securities issued by corporations:
Non-financial
Australia	$3.5
Canada	157.7
France	45.1
Greece	—
Ireland	7.9
Italy	10.3
Netherlands	126.7
Portugal	—
Spain	8.2
Sweden	26.7
United Kingdom	90.7
United States	1,345.9
Other	90.1
Total non-financial debt	1,912.8
Financial
Australia	15.8
Greece	—
Ireland	—
Italy	1.7
Netherlands	10.5
Portugal	—
Spain	—
United Kingdom	9.3
United States	376.0
Other	21.1
Total financial debt	434.4
Total debt securities issued by corporations	2,347.2
Mortgage-backed and asset-backed securities:
Luxembourg	20.6
Netherlands	14.2
Sweden	72.4
United Kingdom	3.8
United States	1,899.1
Other	4.4
Total mortgage-backed and asset-backed securities	2,014.5
Foreign government, agency and provincial obligations:
Canada	44.6
Germany	27.7
Greece	—
France	51.5
Ireland	—
Italy	—
Japan	23.2
Portugal	—
Spain	—
Sweden	279.9
United Kingdom	6.1
Other	6.9
Total foreign government, agency and provincial obligations	439.9
U.S. Government and agency obligations(1)	362.5
Municipal obligations(1)	17.9
Preferred stocks(1)	84.8
Total fixed maturity investments	$5,266.8
Convertible fixed maturity investments:
Canada	$2.7
United States	77.8
Total convertible fixed maturity investments	$80.5
Total fixed maturity and convertible fixed maturity investments	$5,347.3
(1)All securities were issued in the United States.

December 31, 2013
Millions	Fair value
Common equity securities:
Non-financial
Canada	$19.2
France	12.9
Greece	1.5
Ireland	9.4
Italy	1.0
Japan	18.1
Portugal	.7
South Africa	4.7
Spain	.5
Switzerland	22.1
United Kingdom	14.3
United States	667.9
Other	24.1
Total non-financial common equity securities	796.4

Financial
Bermuda	51.4
Cayman Islands	4.4
Ireland	4.5
United Kingdom	9.8
United States	288.9
Other	1.4
Total financial common equity securities	360.4
Total common equity securities	$1,156.8

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash and Short-term Investments
Holding company level.  The primary sources of cash for the Company and certain of its intermediate holding companies are expected to be distributions and tax sharing payments received from its insurance and reinsurance operating subsidiaries, capital raising activities, net investment income, proceeds from sales and maturities of investments and, from time to time, proceeds from the sales of operating subsidiaries. The primary uses of cash are expected to be repurchases of the Company’s common shares, payments on and repurchases/retirements of its debt obligations, dividend payments to holders of the Company’s common shares, to non-controlling interest holders of OneBeacon Ltd.’s common shares and to holders of the SIG Preference Shares, purchases of investments, payments to tax authorities, contributions to operating subsidiaries, operating expenses and, from time to time, purchases of operating subsidiaries.
Operating subsidiary level.  The primary sources of cash for White Mountains’ insurance and reinsurance operating subsidiaries are expected to be premium collections, net investment income, proceeds from sales and maturities of investments, contributions from holding companies, capital raising activities and, from time to time, proceeds from the sales of operating subsidiaries. The primary uses of cash are expected to be claim payments, policy acquisition costs, purchases of investments, payments on and repurchases/retirements of its debt obligations, distributions and tax sharing payments made to holding companies and operating expenses and, from time to time, purchases of operating subsidiaries.
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

OneBeacon:
OneBeacon’s combined statutory surplus (including U.S. statutory surplus and Bermuda statutory capital and surplus for Split Rock) was $1.0 billion and $0.9 billion as of December 31, 2013 and 2012. OneBeacon’s combined U.S. statutory surplus as of both December 31, 2013 and 2012 was $0.9 billion. Split Rock’s statutory capital and surplus was $96.4 million as of December 31, 2013.
OneBeacon Insurance Company (“OBIC”), OneBeacon's primary top tier regulated U.S. insurance operating subsidiary, has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. OBIC has the ability to pay $87 million of dividends during 2014 without prior approval of regulatory authorities, subject to the availability of unassigned funds. The amount of dividends available to be paid by OBIC in any given year is also subject to cash flow and earnings generated by OBIC’s business, which now just comprises the Runoff Business, as well as to dividends received from its subsidiaries, including Atlantic Specialty Insurance Company (“ASIC”), the lead U.S. insurance operating subsidiary for the Ongoing Business. At December 31, 2013, OBIC had $0.6 billion of unassigned funds and $0.9 billion of statutory surplus.
As disclosed in Note 21 - “Discontinued Operations” of the accompanying consolidated financial statements, during the fourth quarter of 2012, OneBeacon executed various intercompany reinsurance agreements which, along with other internal capital transactions among its regulated U.S. insurance operating subsidiaries, resulted in ASIC becoming the lead insurance company for the ongoing specialty business and OBIC becoming the lead insurance company for the Runoff Business. Notwithstanding these restructuring transactions, OneBeacon continues to manage its statutory capital on a combined basis. Although OBIC remains the primary top tier regulated U.S. insurance operating subsidiary and maintains sufficient statutory capital to support the Runoff Business, the majority of the group's statutory capital is now included in ASIC, which is currently a subsidiary of OBIC, to support the ongoing specialty business. Prior to the closing of the Runoff Transaction and subject to regulatory approval, OBIC will distribute ASIC to its immediate parent, OneBeacon LLC.
ASIC has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. ASIC has the ability to pay $24 million of dividends during 2014 without prior approval of regulatory authorities, subject to the availability of earned surplus. Given the changes in structure noted above, and in order for ASIC to pay dividends consistent with being the lead insurance company for the Ongoing Business, ASIC may require prior approval by regulatory authorities in order to make additional distributions until it builds up a historical net investment income stream and earned surplus balance under its new structure. At December 31, 2013, ASIC had $95 million of earned surplus and $0.7 billion of statutory surplus. During 2013, ASIC paid a $190 million extraordinary return of capital to OBIC, which, in turn, distributed the $190 million to its immediate parent. During 2013, OneBeacon also contributed $35.0 million to OBIC.
Split Rock has the ability to declare or pay dividends during any 12-month period without the prior approval of Bermuda regulatory authorities on condition that any such declaration or payment of dividends does not cause a breach of any of its regulatory solvency and liquidity requirements. If Split Rock fails to meet its regulatory solvency or liquidity requirements on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA.
In addition, under the Companies Act, Split Rock is prohibited from declaring or paying a dividend or making a distribution out of contributed surplus if there are reasonable grounds for believing that after such payment is made, Split Rock would be unable to pay its liabilities as they become due or the realizable value of the its assets would be less than its liabilities.
During 2014, Split Rock has the ability to make capital distributions without the prior approval of regulatory authorities, subject to meeting all appropriate liquidity and solvency requirements, of up to $20 million, which is equal to 15% of its December 31, 2013 statutory capital, excluding earned surplus. During 2013, OneBeacon contributed $135 million to Split Rock. Split Rock did not pay any dividends in 2013.
During 2013, OneBeacon's unregulated insurance operating subsidiaries paid $17 million of dividends to their immediate parent. At December 31, 2013, OneBeacon’s unregulated insurance operating subsidiaries had $58 million of net unrestricted cash, short-term investments and fixed maturity investments.
During 2013, OneBeacon Ltd. paid $80 million of regular quarterly dividends to its common shareholders. White Mountains received $60 million of these dividends.

At December 31, 2013, OneBeacon Ltd. and its intermediate holding companies held $218 million of net unrestricted cash, short-term investments and fixed maturity investments and $90 million of common equity securities and convertible fixed maturity investments outside of its regulated and unregulated insurance operating subsidiaries.

Sirius Group:
Subject to certain limitations under Swedish law, Sirius International is permitted to transfer a portion of its pre-tax income to its Swedish parent companies to minimize taxes (referred to as a group contribution). In 2013, Sirius International transferred $102 million of its 2012 pre-tax income to its Swedish parent companies as a group contribution.
Sirius International has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, Sirius International has allocated the majority of its pre-tax income, after group contributions to its Swedish parent companies, to the Safety Reserve (see “Safety Reserve” below). At December 31, 2013, Sirius International had $587 million (based on the December 31, 2013 SEK to USD exchange rate) of unrestricted statutory surplus, which is available for distribution in 2014. The amount of dividends available to be paid by Sirius International in any given year is also subject to cash flow and earnings generated by Sirius International’s business, as well as to dividends received from its subsidiaries, including Sirius America. During 2013, Sirius International distributed $326 million of dividends to its immediate parent, $75 million of which had been declared and accrued in December 2012.
Sirius America has the ability to pay dividends during any twelve-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based upon 2013 statutory net investment income and dividends paid in 2013, Sirius America has no ability to pay any dividends during 2014 without prior approval of regulatory authorities.  At December 31, 2013, Sirius America had $548 million of statutory surplus and $33 million of earned surplus.  In 2013, Sirius America paid $75 million of dividends to its immediate parent.
During 2013, Sirius Group distributed $250 million to its immediate parent, $75 million of which had been declared and accrued in December 2012.
At December 31, 2013, Sirius Group and its intermediate holding companies held $67 million of net unrestricted cash, short-term investments and fixed maturity investments and $20 million of other long-term investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries.

Capital Maintenance
There is a capital maintenance agreement between Sirius International and Sirius America which obligates Sirius International to make contributions to Sirius America's surplus in order for Sirius America to maintain surplus equal to at least 125% of the company action level risk based capital as defined in the NAIC Property/Casualty Risk-Based Capital Report. The agreement provides for a maximum contribution to Sirius America of $200 million.  Sirius International also provides Sirius America with accident year stop loss reinsurance, which protects Sirius America's accident year loss and allocated loss adjustment expense ratio in excess of 70%, with a limit of $90 million. This stop loss contract was in effect for all of 2013 and has been renewed for all of 2014 with the same terms.

Safety Reserve
Subject to certain limitations under Swedish law, Sirius International is permitted to transfer pre-tax income amounts into an untaxed reserve referred to as a safety reserve. At December 31, 2013, Sirius International’s safety reserve amounted to SEK 10.4 billion, or $1.6 billion (based on the December 31, 2013 SEK to USD exchange rate). Under GAAP, an amount equal to the safety reserve, net of a related deferred tax liability established at the Swedish tax rate of 22.0%, is classified as shareholders’ equity. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain prescribed levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities apply no taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International’s safety reserve ($357 million at December 31, 2013) is included in solvency capital. Access to the safety reserve is restricted to coverage of reinsurance losses. Access for any other purpose requires the approval of Swedish regulatory authorities. Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the $1.6 billion balance of the safety reserve, without any provision for deferred taxes, in Sirius International’s regulatory capital when assessing Sirius International's financial strength.

HG Global/BAM:
At December 31, 2013, HG Global had $613 million face value of preferred shares outstanding, of which White Mountains owned 97.3%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. HG Global did not declare or pay any preferred dividends in 2013. As of December 31, 2013, HG Global has accrued $55 million of dividends payable to holders of its preferred shares, $54 million of which is payable to White Mountains and eliminated in consolidation.
HG Re is a Special Purpose Insurer subject to regulation and supervision by the BMA, but does not require regulatory approval to pay dividends. However, HG Re’s dividend capacity is limited by amounts held in the collateral trusts pursuant to the FLRT with BAM. As of December 31, 2013, HG Re had statutory capital of $437 million, of which $35 million primarily relates to accrued interest on the BAM Surplus Notes held by HG Re, and $400 million was held as collateral in the Supplemental Trust pursuant to the FLRT with BAM.
Interest on the BAM Surplus Notes is payable quarterly at a fixed annual rate of 8.0%. BAM manages its affairs on a statutory accounting basis. BAM’s statutory surplus includes surplus notes and is not reduced by accruals of interest expense on the surplus notes. Interest and principal payments are subject to approval of the NYDFS. Interest expense on the BAM Surplus Notes does not reduce BAM’s statutory surplus until the payment of the interest is approved by the NYDFS. BAM did not pay any interest on the BAM Surplus Notes in 2013. BAM’s members’ surplus, as reported to regulatory authorities as of December 31, 2013 was $469 million.

Other Operations:
During 2013, WM Advisors did not pay any dividends to its immediate parent. At December 31, 2013, WM Advisors held $17 million of net unrestricted cash, short-term investments and fixed maturity investments.
At December 31, 2013, the Company and its intermediate holding companies held $231 million of net unrestricted cash, short-term investments and fixed maturity investments, $490 million of common equity securities and $139 million of other long-term investments included in its Other Operations segment. During 2013, White Mountains paid a $6 million common share dividend.

WM Life Re Keep-Well Agreement
Sirius Group initially fronted the reinsurance contracts covering guaranteed living and death benefits of Japanese variable annuity contracts for, and was 100% reinsured by, WM Life Re. In October 2013, White Mountains and Tokio Marine completed a novation whereby Sirius Group’s obligations on the reinsurance contracts were transferred to WM Life Re. As a result, Sirius Group no longer has any obligation or liability relating to these agreements. In connection with this novation agreement, White Mountains and Life Re Bermuda entered into a keep-well agreement, which obligates White Mountains to make capital contributions to Life Re Bermuda in the event that Life Re Bermuda’s shareholder’s equity falls below $75 million, provided however that in no event shall the amount of all capital contributions made by White Mountains under this agreement exceed $127 million. At December 31, 2013, Life Re Bermuda had $86 million of shareholder’s equity and White Mountains’ maximum capital commitment under the keep-well agreement was $118 million. White Mountains made capital contributions totaling $70 million to Life Re Bermuda during 2013, of which $20 million was contributed prior to the execution of the keep-well agreement.

The balance sheet below presents Life Re Bermuda’s net assets at December 31, 2013 reported to Tokio Marine as required under the terms of the novation agreement:

December 31,
Millions	2013
Cash and short-term investments	$75.8
Direct obligations of the government of Japan	23.2
Reinsurance premium receivable	1.8
Settlements due from brokers and dealers	—
Derivative instruments	69.2
Total assets	170.0
Variable annuity liabilities	52.8
Death benefit payable	—
Counterparty collateral held	.8
Intercompany line of credit outstanding	30.0
Accounts payable and accrued expenses	.5
Total liabilities	84.1
Total shareholder’s equity	$85.9

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

The following table illustrates White Mountains’ consolidated insurance float position as of December 31, 2013 and 2012:

	December 31,
($ in millions)	2013	2012
Total investments	$7,192.6	$7,278.1
BAM total cash and investments	(475.3)	(488.4)
BAM Surplus Notes held by HG Global	503.0	503.0
Consolidated limited partnership investments(1)	(73.1)	(91.2)
Cash	382.8	462.4
Net investment assets classified within assets held for sale	236.3	338.1
Investments in unconsolidated affiliates	321.4	387.9
Equity in net unrealized losses (gains) from Symetra’s fixed maturity portfolio	43.6	(62.8)
Cash and investments posted as collateral by WM Life Re(2)	(81.3)	(393.6)
Accounts receivable on unsettled investment sales	12.1	3.9
Accounts payable on unsettled investment purchases	(20.5)	(11.4)
Interest-bearing funds held by ceding companies(3)	78.1	85.1
Interest-bearing funds held under insurance and reinsurance contracts(4)	(31.1)	(17.7)
Net investment assets	$8,088.6	$7,993.4
Total White Mountains’ common shareholders’ equity	$3,905.5	$3,731.8
Non-controlling interest—OneBeacon Ltd.	273.7	251.4
Non-controlling interest—SIG Preference Shares	250.0	250.0
Non-controlling interest—HG Global	16.6	16.6
Debt	676.4	751.2
Total capital(1)	5,122.2	5,001.0
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio, net of applicable taxes	40.4	(57.7)
Total adjusted capital	$5,162.6	$4,943.3
Insurance float	$2,926.0	$3,050.1
Insurance float as a multiple of total adjusted capital	0.6x	0.6x
Net investment assets as a multiple of total adjusted capital	1.6x	1.6x
Insurance float as a multiple of White Mountains’ common shareholders’ equity	0.7x	0.8x
Net investment assets as a multiple of White Mountains’ common shareholders’ equity	2.1x	2.1x

(1)	Total capital only includes non-controlling interests that White Mountains (i) benefits from the return on or (ii) has the ability to utilize the net assets supporting the non-controlling interest.

(2)	Consists of cash, fixed maturity and short-term investments held by WM Life Re and posted as collateral to its variable annuity reinsurance counterparties.

(3)	Excludes funds held by ceding companies from which White Mountains does not receive interest credits.

(4)	Excludes funds held by White Mountains under reinsurance treaties for which White Mountains does not provide interest credits.
During 2013, insurance float decreased by $124 million, primarily due to the continued runoff of reserves at OneBeacon, the runoff of Sirius Group’s casualty business and payments of losses incurred in 2010, 2011 and 2012 related to major catastrophes, primarily from hurricane Sandy and earthquakes in Chile, Japan and New Zealand.  These catastrophe losses increased White Mountains’ insurance float when they were first recorded, which is now reversing and decreasing insurance float as the catastrophe losses are paid. Based on December 31, 2013 balances, the closing of the Runoff Transaction is expected to decrease insurance float by approximately $236 million.

Financing

The following table summarizes White Mountains’ capital structure at December 31, 2013 and 2012:

	December 31,
($ in millions)	2013	2012
2012 OBH Senior Notes, carrying value	$274.7	$274.7
SIG Senior Notes, carrying value	399.6	399.4
WTM Bank Facility	—	—
Previous WTM Bank Facility	—	75.0
Old Lyme Note	2.1	2.1
Total debt	676.4	751.2
Non-controlling interest—SIG Preference Shares	250.0	250.0
Non-controlling interest—OneBeacon Ltd.	273.7	251.4
Non-controlling interest—HG Global	16.6	16.6
Total White Mountains’ common shareholders’ equity	3,905.5	3,731.8
Total capital(1)	5,122.2	5,001.0
Equity in net unrealized gains from Symetra’s fixed maturity portfolio, net of applicable taxes	40.4	(57.7)
Total adjusted capital	$5,162.6	$4,943.3
Total debt to total adjusted capital	13%	15%
Total debt and SIG Preference Shares to total adjusted capital	18%	20%

(1)	Total capital only includes non-controlling interests that White Mountains (i) benefits from the return on or (ii) has the ability to utilize the net assets supporting the non-controlling interest.

Management believes that White Mountains has the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. However, White Mountains can provide no assurance that, if needed, it would be able to obtain additional debt or equity financing on satisfactory terms, if at all.
On August 14, 2013, White Mountains entered into a revolving credit facility with a syndicate of lenders administered by Wells Fargo Bank, N.A. which has a total commitment of $425 million and a maturity date of August 14, 2018 (the “WTM Bank Facility”). The WTM Bank Facility replaced White Mountains' previous revolving credit facility administered by Bank of America, N.A., which had a total commitment of $375 million (the “Previous WTM Bank Facility”). As of December 31, 2012, White Mountains had $75 million outstanding under the Previous WTM Bank Facility, which the Company repaid in January 2013. As of December 31, 2013, the WTM Bank Facility was undrawn.
The WTM Bank Facility contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under this facility and result in acceleration of principal repayment on any amounts outstanding. At December 31, 2013, White Mountains was in compliance with all of the covenants under the WTM Bank Facility and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.
In addition, a failure by certain of White Mountains’ subsidiaries to pay principal and interest on a credit facility, mortgage or similar debt agreement (“covered debt”), where such a default results in the acceleration of at least $75 million of the principal amount of covered debt, could trigger a cross acceleration provision contained in the WTM Bank Facility.
It is possible that, in the future, one or more of the rating agencies may lower White Mountains’ credit existing ratings. If one or more of its ratings were lowered, White Mountains could incur higher borrowing costs on future borrowings and its ability to access the capital markets could be impacted. In addition, White Mountains’ insurance and reinsurance operating subsidiaries could be adversely impacted by a lowering of their financial strength ratings, including a possible reduction in demand for their products in certain markets.
In November 2012, OBH issued $275 million face value of senior unsecured notes through a public offering, at an issue price of 99.9%. The net proceeds from the issuance of the 2012 OBH Senior Notes were used to repurchase the remaining 2003 OBH Senior Notes. The 2012 OBH Senior Notes, which are fully and unconditionally guaranteed as to the payment of principal and interest by OneBeacon Ltd., bear an annual interest rate of 4.60%, payable semi-annually in arrears on May 9 and November 9, until maturity on November 9, 2022.

The 2012 OBH Senior Notes and the SIG Senior Notes were issued under indentures that contain restrictive covenants which, among other things, limit the ability of OneBeacon Ltd., OBH, SIG and their respective subsidiaries to create liens and enter into sale and leaseback transactions and limits the ability of OneBeacon Ltd., OBH, SIG and their respective subsidiaries to consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which OneBeacon Ltd., OBH or SIG must adhere. At December 31, 2013, OneBeacon Ltd., OBH and SIG were in compliance with all of the covenants under the 2012 OBH Senior Notes and the SIG Senior Notes, and anticipate they will continue to remain in compliance with these covenants for the foreseeable future.
In addition, a failure by OneBeacon Ltd. subsidiaries to pay principal and interest on covered debt, where such failure results in the acceleration of at least $75 million of the principal amount of covered debt, could trigger the acceleration of the 2012 OBH Senior Notes. A failure by SIG subsidiaries to pay principal and interest on covered debt, where such failure results in the acceleration of at least $25 million principal amount of covered debt, could trigger the acceleration of the SIG Senior Notes.

Interest Rate Cap
In May 2007, SIG issued $250 million non-cumulative perpetual preference shares, with an initial fixed annual dividend rate of 7.506%. In June 2017, the fixed rate will move to a floating rate equal to the greater of (i) 7.506% and (ii) 3-month LIBOR plus 320 bps. In July 2013, SIG executed a 5-year forward LIBOR cap for the period from June 2017 to June 2022 to protect against a significant increase in interest rates during that 5-year period. The Interest Rate Cap economically fixes the annual dividend rate on the SIG Preference Shares from June 2017 to June 2022 at 8.30%. The cost of the Interest Rate Cap was an upfront premium of 395 bps of the $250 million notional value, or $10 million for the full notional amount.

Capital Lease
In December 2011, OBIC, an indirect wholly-owned subsidiary of OneBeacon Ltd., sold the majority of its fixed assets and capitalized software to OneBeacon Services LLC (“OB Services”), another indirect wholly-owned subsidiary of OneBeacon Ltd. The fixed assets and capitalized software were sold at a cost equal to book value with no gain or loss recorded on the sale. Subsequent to purchasing the fixed assets and capitalized software from OBIC, OB Services entered into lease financing arrangements with US Bancorp Equipment Finance, Inc. (“US Bancorp”) and Fifth Third Equipment Finance Company (“Fifth Third”) whereby OB Services sold its fixed assets to US Bancorp and its capitalized software to Fifth Third. The assets were sold at a cost equal to net book value. OB Services then leased the fixed assets back from US Bancorp for a lease term of five years and leased the capitalized software back from Fifth Third for a lease term of four years. OB Services received cash proceeds of $23 million as a result of entering into the sale-leaseback transactions. At the end of the lease terms, OB Services will be obligated to purchase the leased assets for a nominal fee, after which all rights, title and interest would transfer to OB Services. At December 31, 2013, OB Services has recorded a capital lease obligation of $13 million included within other liabilities and a capital lease asset of $11 million included within other assets.

Contractual Obligations and Commitments
Below is a schedule of White Mountains’ material contractual obligations and commitments as of December 31, 2013:

Millions	Due in Less Than One Year	Due in One to Three Years	Due in Three to Five Years	Due After Five Years	Total
Loss and LAE reserves(1)	$957.4	$874.9	$416.0	$831.0	$3,079.3
Debt	—	2.1	400.0	275.0	677.1
Interest on debt	38.3	76.4	38.1	50.6	203.4
Long-term incentive compensation	79.8	110.9	3.5	9.1	203.3
Pension and other benefit plan obligations	14.6	7.2	6.8	42.8	71.4
Operating leases	15.3	26.4	10.0	17.8	69.5
Capital leases	5.3	7.2	—	—	12.5
Total contractual obligations	$1,110.7	$1,105.1	$874.4	$1,226.3	$4,316.5

(1)
Represents expected future cash outflows resulting from loss and LAE payments. The amounts presented are gross of reinsurance recoverables on unpaid losses of $428 and net of the discount on OneBeacon’s workers compensation loss and LAE reserves of $3 as of December 31, 2013. These balances exclude amounts included in held for sale as of December 31, 2013 for reinsurance recoverables on unpaid losses of $1,605, loss and LAE reserves of $1,793 and the remaining purchase accounting fair value adjustment of $137 related to the OneBeacon Acquisition.

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

The SIG Preference Shares are not included in the table above as these perpetual preferred shares have no stated maturity date and are redeemable only at the option of SIG. See “Sirius Group’s Preference Shares and Senior Notes” on page 21 for more details.
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
The estimated payments reflected in the table are based on current accrual factors (including performance relative to targets and common share price) and assume that all outstanding balances were 100% vested as of December 31, 2013.
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
Through Sirius International, White Mountains has a long-term investment as a stockholder in LUC Holdings, an entity that has entered into a lease to rent the London Underwriting Center (“LUC”) through 2016. LUC Holdings in turn subleases space in the LUC. In the LUC Holdings stockholders agreement, the stockholders have guaranteed any shortfall between the lease and the sub-leases on a joint and several basis. As a consequence, in recent years the stockholders have funded an operating shortfall of LUC. At December 31, 2013, White Mountains has recorded a liability of $3 million for its share of the expected future shortfall between LUC Holdings’ head lease payments and sub-lease receipts. White Mountains does not believe that future shortfalls, if any, will have a material impact on its results of operations.
White Mountains also has future binding commitments to fund certain other long-term investments. These commitments, which total approximately $116 million, do not have fixed funding dates and are therefore excluded from the table above.
WM Life Re reinsures death and living benefit guarantees associated with certain variable annuities issued in Japan.  WM Life Re has assumed the risk related to a shortfall between the account value and the guaranteed value that must be paid by the ceding company to an annuitant or to an annuitant’s beneficiary in accordance with the underlying annuity contracts. WM Life Re uses derivative instruments, including put options, interest rate swaps, total return swaps and futures contracts on major equity indices, currency pairs and government bonds, to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. As of December 31, 2013, the total guarantee value was approximately ¥203.6 billion (approximately $1.9 billion) and the related account values were approximately 104% of this amount.
The following table represents expected future cash outflows for WM Life Re’s reinsurance contracts.

Cash outflows Millions	Due in Less Than One Year	Due in One to Three Years	Due in Three to Five Years	Due After Five Years	Total
WM Life Re reinsurance contracts	$—	$87	$—	$—	$87

White Mountains purchases derivative instruments, including futures and over-the-counter option contracts on interest rates, major equity indices, and foreign currencies, to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. At December 31, 2013, the fair value of these derivative instruments was $69 million. In addition, WM Life Re held approximately $81 million of cash and fixed maturity investments at December 31, 2013 posted as collateral to its reinsurance and derivatives counterparties.

Share Repurchases
In 2006, White Mountains' Board of Directors authorized the Company to repurchase up to 1,000,000 of its common shares, from time to time, subject to market conditions. In 2010 and 2012, White Mountains' Board of Directors authorized the Company to repurchase an additional 600,000 and 1,000,000, respectively, of its common shares, for a total authorization of 2.6 million shares. Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorizations do not have a stated expiration date. At December 31, 2013, White Mountains may repurchase an additional 545,496 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its Board of Directors.

During 2013, White Mountains repurchased a total of 141,535 of its common shares for $80 million at an average share price of $564, which was 88% of White Mountains’ adjusted book value per share of $642 at December 31, 2013. These repurchases were comprised of 140,000 common shares repurchased in a private transaction under the board authorization for $79 million at an average share price of $564 and 1,535 common shares repurchased pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not fall under the board authorization referred to above.
During 2012, White Mountains repurchased a total of 1,329,640 of its common shares for $669 million at an average share price of $503, which was 86% of White Mountains' adjusted book value per share of $588 at December 31, 2012. These repurchases were comprised of (1) 502,801 common shares repurchased under the board authorization for $256 million at an average share price of $508; (2) 816,829 common shares repurchased through a fixed-price tender offer for $409 million at a share price of $500; and (3) 10,010 common shares repurchased pursuant to employee benefit plans.
During 2011, White Mountains repurchased a total of 646,502 of its common shares for $253 million at an average share price of $390, which was 72% of White Mountains' adjusted book value per share of $542 at December 31, 2011. These repurchases were comprised of (1) 313,967 common shares repurchased under the board authorization for $114 million at an average share price of $364; (2) 332,346 common shares repurchased through two “modified Dutch auction” self-tender offers for $139 million at an average share price of $418; and (3) 189 common shares repurchased pursuant to employee benefit plans.

Cash Flows
Detailed information concerning White Mountains’ cash flows during 2013, 2012 and 2011 follows:

Cash flows from operations for the years ended 2013, 2012 and 2011

Net cash flows (used for) provided from continuing operations was $(29) million, $(30) million and $94 million in 2013, 2012 and 2011, respectively. An increase in cash provided by continuing operations during 2013, primarily due to an increase at OneBeacon due to inflows from premiums exceeding loss and LAE payments and an increase in unrestricted cash collateral held in respect of its surety business, was partially offset by cash used for the settlements and purchases of derivative instruments at WM Life Re and payments made on losses related to hurricane Sandy. Cash flows from continuing operations decreased $124 million from 2011 to 2012 due to declining net investment income, primarily due to a decrease in the overall average invested asset base, the final settlement and commutation of Scandinavian Re’s multi-year retrocessional Casualty Aggregate Stop Loss Agreement with St. Paul, as well as commutations and runoff of Sirius Group's casualty business and payments of losses incurred in 2010 and 2011 related to major catastrophes, primarily from earthquakes in Chile, Japan and New Zealand.  Net cash flows used for discontinued operations was $72 million, $196 million and $209 million in 2013, 2012 and 2011, respectively. The cash outflows from discontinued operations in 2013 were primarily due to the runoff of reserves related to businesses that OneBeacon has agreed to sell to Armour. The cash outflows from discontinued operations in 2012 and 2011 were primarily due to the runoff of reserves related to the Runoff Business.
White Mountains does not believe that these trends will have a meaningful impact on its future liquidity or its ability to meet its future cash requirements.

Cash flows from investing and financing activities for the year ended December 31, 2013

Financing and Other Capital Activities
During the first quarter of 2013, the Company declared and paid a $6 million cash dividend to its common shareholders.
During 2013, the Company repurchased and retired 141,535 of its common shares for $80 million, which included 1,535 common shares repurchased under employee benefit plans.
During the first quarter of 2013, White Mountains repaid $75 million that was outstanding under the Previous WTM Bank Facility at December 31, 2012. In addition, White Mountains borrowed and repaid a total of $200 million under its revolving credit facilities during 2013 and paid $4 million of interest on the revolving credit facilities.
During 2013, OneBeacon Ltd. declared and paid $80 million of cash dividends to its common shareholders. White Mountains received a total of $60 million of these dividends.
During 2013, OneBeacon paid a total of $13 million of interest on the 2012 OBH Senior Notes.
During 2013, OneBeacon contributed $135 million to Split Rock and $35 million to OBIC.
During 2013, Sirius Group paid $250 million of dividends to its immediate parent, $75 million of which had been declared and accrued in December 2012.
During 2013, Sirius Group paid $26 million of interest on the SIG Senior Notes and $19 million of dividends on the SIG Preference Shares.
During 2013, Sirius Group executed the Interest Rate Cap for $10 million.
During 2013, White Mountains contributed $70 million to WM Life Re.
During 2013, BAM received $17 million in surplus contributions from its members.

Acquisitions and Dispositions
During 2013, OneBeacon completed the sale of Essentia and received $31 million as consideration.
During 2013, White Mountains Solutions acquired Ashmere for a purchase price of $10 million and Empire for a purchase price of $3 million.

Cash flows from investing and financing activities for the year ended December 31, 2012

Financing and Other Capital Activities
During the first quarter of 2012, the Company declared and paid a $7 million cash dividend to its common shareholders.
During 2012, the Company repurchased and retired 1,329,640 of its common shares for $669 million, which included 10,010 common shares repurchased under employee benefit plans.
In December 2012, White Mountains borrowed $150 million under the Previous WTM Bank Facility. White Mountains repaid $75 million of this advance in December 2012 and the remaining $75 million was repaid in January 2013 and paid $2 million of interest on the Previous WTM Bank Facility.
During 2012, OneBeacon Ltd. declared and paid $80 million of cash dividends to its common shareholders. White Mountains received a total of $60 million of these dividends.
During 2012, OBH issued $275 million face value of senior unsecured notes through a public offering, at an issue price of 99.9%. The net proceeds from the issuance of the 2012 OBH Senior Notes were used to repurchase and retire the remaining $270 million principal outstanding on the 2003 OBH Senior Notes.
During 2012, OneBeacon paid a total of $16 million of interest on the 2003 OBH Senior Notes.
During 2012, Sirius Group declared $115 million and paid $40 million of dividends to its immediate parent. In January 2013, Sirius Group paid the remaining $75 million of dividends to its immediate parent.
During 2012, Sirius Group paid $26 million of interest on the SIG Senior Notes and $19 million of dividends on the SIG Preference Shares.
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
During 2012, White Mountains Solutions acquired PICO and Citation for a purchase price of $15 million and Woodridge and Oakwood for a purchase price of $35 million.

Cash flows from investing and financing activities for the year ended December 31, 2011

Financing and Other Capital Activities
During the first quarter of 2011, the Company declared and paid an $8 million cash dividend to its common shareholders.
During 2011, the Company repurchased and retired 646,502 of its common shares for $253 million, which included 189 common shares repurchased under employee benefit plans.
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
During 2011, Sirius Group declared and paid $594 million of capital distributions to its immediate parent, which included $300 million received in connection with the 2011 rebranding and reorganization of White Mountains’ reinsurance businesses.
During 2011, Sirius Group paid $26 million of interest on the SIG Senior Notes and $19 million of dividends on the SIG Preference Shares.
During 2011, White Mountains contributed $20 million to WM Life Re.
During 2011, WM Advisors declared and paid $5 million of capital distributions to its immediate parent.
During 2011, White Mountains contributed $104 million to Esurance and received $95 million of capital distributions from Esurance.

Acquisitions and Dispositions
During 2011, White Mountains completed the sale of Esurance and received $1.01 billion in cash proceeds from Allstate.
During 2011, Sirius Group acquired Old Lyme for $6 million in cash and a note of $2 million.

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
Total capital at White Mountains is comprised of White Mountains’ common shareholders’ equity, debt and non-controlling interest in OneBeacon Ltd., HG Global and the SIG Preference Shares. Total adjusted capital excludes the equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes from total capital. The reconciliation of total capital to total adjusted capital is included on page 72.

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

Upon completion of each quarterly review, OneBeacon’s actuaries select indicated reserve levels based on the results of the actuarial methods described previously, which are the primary consideration in determining management’s best estimate of required reserves. However, in making its best estimate, management also considers other qualitative factors that may lead to a difference between held reserves and actuarially recommended levels in the future. Typically, these factors exist when management and OneBeacon’s actuaries conclude that there is insufficient historical reported and paid loss information or that trends included in the historical reported and paid loss information are unlikely to repeat in the future. Such factors include, among others, recent entry into new markets or new products, improvements in the claims department that are expected to lessen future ultimate loss costs and legal and regulatory developments. At December 31, 2013 and 2012, carried reserves that are related to the Ongoing Business were 5% and 6% above the actuarial central estimate. Loss and LAE reserves related to the Runoff Business that are presented in liabilities held for sale in the December 31, 2013 and 2012 balance sheets were at the actuarial central indications and 4% above the actuarial central estimate, respectively.

Loss and LAE Reserves by Line of Business

OneBeacon’s loss and LAE reserves, net of reinsurance recoverables, at December 31, 2013 and 2012 were as follows:

	December 31, 2013			December 31, 2012
Millions	Case	IBNR	Total	Case	IBNR	Total
Ongoing Business	$356.9	$617.2	$974.1	$324.7	$568.0	$892.7
Runoff Business(1)	76.1	112.3	188.4	164.3	47.5	211.8
Total	$433.0	$729.5	$1,162.5	$489.0	$615.5	$1,104.5

(1)	Amounts included in Runoff Business have been reclassified to liabilities held for sale in the December 31, 2013 and 2012 consolidated balance sheets.

OneBeacon’s loss and LAE reserves, net of reinsurance recoverables, for its Ongoing Business by line of business at December 31, 2013 and 2012 were as follows:

	December 31, 2013			December 31, 2012
Millions	Case	IBNR	Total	Case	IBNR	Total
Automobile liability	$32.3	$32.8	$65.1	$33.3	$27.5	$60.8
General liability - occurrence	42.7	143.6	186.3	43.8	123.5	167.3
General liability - claims made	64.7	173.1	237.8	58.3	171.3	229.6
Medical malpractice	67.1	124.6	191.7	57.7	114.9	172.6
Other casualty	49.8	29.3	79.1	51.8	29.5	81.3
Workers compensation	39.0	50.4	89.4	33.3	37.9	71.2
Property	39.1	31.3	70.4	24.8	35.0	59.8
Other	22.2	32.1	54.3	21.7	28.4	50.1
Total Ongoing Business	$356.9	$617.2	$974.1	$324.7	$568.0	$892.7

For loss and allocated LAE reserves, excluding A&E, the key assumption as of December 31, 2013 was that the impact of the various reserving factors, as described below, on future paid losses would be similar to the impact of those factors on the historical loss data with the exception of severity trends, which have been relatively stable over the relevant historical period. The actuarial methods used would project losses assuming continued stability in severity trends. Management has considered future increases in loss severity trends, including the impact of inflation, in making its reserve selections.
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
Multiple peril liability reserves generally include two components: bodily injury and property damage. Bodily injury payments reimburse the claimant for damages pertaining to physical injury as a result of the policyholder's legal obligation arising from non-intentional acts such as negligence, subject to the insurance policy provisions. In some cases the damages can include future wage loss (which is a function of future earnings power and wage inflation) and future medical treatment costs. Property damage payments result from damages to the claimant's private property arising from the policyholder's legal obligation for non-intentional acts. In most cases, property damage losses are a function of costs as of the loss date, or soon thereafter. Defense costs are also a part of the insured costs covered by liability policies and can be significant, sometimes greater than the cost of the actual paid claims, though for some products this risk is mitigated by policy language such that the insured portion of defense costs erodes the amount of policy limit available to pay the claim.
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

OneBeacon Loss and LAE Development - Ongoing Business

Loss and LAE development—2013
During 2013, OneBeacon experienced no net loss and LAE reserve development on prior accident year reserves. OneBeacon experienced unfavorable development primarily related to its property, general liability and accident and health lines, which was offset by favorable development in its other liability and ocean marine lines.

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

OneBeacon Loss and LAE Development - Runoff Business

Loss and LAE development—2013
As a result of the comprehensive actuarial analysis conducted by OneBeacon during the fourth quarter of 2013, OneBeacon recorded $72 million of unfavorable prior year non A&E loss and LAE development related to the Runoff Business. The increase in loss reserves was concentrated in the workers compensation, personal auto liability, and excess liability lines of business. In addition, OneBeacon increased its estimate of adjusting and other expenses, a component of LAE reserves. OneBeacon has not revised its estimate of net ultimate A&E payments.
Workers compensation unpaid loss reserves increased by $37 million due to changes in how OneBeacon evaluates various estimated settlement rates, mortality, and medical inflation assumptions. These three key assumptions, which were previously evaluated implicitly as part of overall case incurred activity, were separately analyzed and then explicitly reviewed under varying assumptions and an array of resulting reserve estimates, to generate an actuarial indication which management selected for its best estimate. For personal auto liability, a $17 million loss provision was recorded based on a ground-up analysis of unlimited medical automobile no-fault claims from the 1970s and 1980s, which produced a range of estimates at varying medical inflation rates. The remaining $5 million loss reserve increase was driven by adverse prior year loss development recorded on a few large excess liability claims. Finally, OneBeacon recorded a provision to increase its LAE reserves by $13 million for adjusting and other expenses due to a change in assumptions of staff efficiency associated with handling and settling runoff claims.
During 2013, OneBeacon recorded $79 million loss and LAE provision for the Runoff Business, which includes a $7 million of increase in loss and LAE reserves recorded in the second quarter of 2013. The $79 million loss and LAE adverse development recorded in 2013 was partially offset by other revenue of $8 million associated with a settlement award in the second quarter of 2013 in the Safeco v. AIG class action related to AIG’s alleged underreporting of workers' compensation premiums to the National Workers' Compensation Reinsurance Pool.
As of December 31, 2013, the recorded net unpaid loss and LAE reserves associated with the Runoff Business totaled $188 million. Management believes that the recorded net loss and LAE reserves reflect a reasonable provision for expected future loss and LAE payments and represent management’s best estimate within a range of reasonable estimates.

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

Range of Reserves by Line of Business
OneBeacon’s range of reserve estimates at December 31, 2013 was evaluated to consider the strengths and weaknesses of the various actuarial methods applied against OneBeacon’s historical claims experience data. The following table shows the recorded unpaid loss and LAE reserves, net of reinsurance recoverables on unpaid losses, and the high and low ends of OneBeacon’s range of reasonable loss reserve estimates at December 31, 2013 and 2012. For the Runoff Business, the range of reasonable reserve estimates provided below reflects A&E reserves at a net zero across the entire range. The high and low ends of OneBeacon’s range of reserve estimates in the table below are based on the results of various actuarial methods described above.

	December 31, 2013			December 31, 2012
Millions	Low	Recorded	High	Low	Recorded	High
Ongoing Business	$812	$974.1	$1,087	$740	$892.7	$975
Runoff Business(1)	121	188.4	330	137	211.8	296
Total	$933	$1,162.5	$1,417	$877	$1,104.5	$1,271

(1)	Includes substantially all OneBeacon’s net A&E reserves ($6, net of reinsurance recoverables at December 31, 2013). See A&E Reserves on page 88 for a further discussion.

The following table shows the recorded loss and LAE reserves and the high and low ends of OneBeacon’s range of reasonable loss reserve estimates, net of reinsurance recoverable on unpaid losses, for OneBeacon’s Ongoing Business by line of business at December 31, 2013 and 2012.

	December 31, 2013			December 31, 2012
Millions	Low	Recorded	High	Low	Recorded	High
Automobile liability	$63	$65.1	$73	$55	$60.8	$63
General liability - occurrence	154	186.3	220	128	167.3	184
General liability - claims made	190	237.8	272	184	229.6	264
Medical malpractice	148	191.7	212	138	172.6	196
Other casualty	75	79.1	82	75	81.3	83
Workers compensation	66	89.4	90	57	71.2	72
Property	64	70.4	73	57	59.8	63
Other	52	54.3	65	46	50.1	50
Total Ongoing Business	$812	$974.1	$1,087	$740	$892.7	$975

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

The percentages shown in the following table represent the linear interpolation of where OneBeacon’s recorded loss and LAE reserves, net of reinsurance recoverable on unpaid losses, are within the range of reserve estimates at December 31, 2013 and 2012, where the low end of the range equals zero, the middle of the range equals 50% and the high end of the range equals 100%. The middle of the range (50%) does not necessarily represent the actuarial central estimate within the range of possible outcomes, provided above. During 2013, OneBeacon modeled the range of reserves for its Ongoing Business at a more refined line of business level than it had previously used; the prior period has been revised to reflect the more refined range.

	December 31,
(expressed as a percentage of the range)	2013	2012
Ongoing Business	59%	65%
Runoff Business	32%	47%
Total	47%	58%

As part of the comprehensive actuarial analysis conducted by its actuaries during the fourth quarter of 2013, OneBeacon updated its view of the range of reasonable estimates for the Runoff Business. This review resulted in a wider, more highly skewed range for reserves other than A&E, driven primarily by the impact of varying inflation assumptions on the workers’ compensation and unlimited medical automobile no-fault lines of business. As a result, the runoff percentage in the range is lower in 2013 despite recording runoff reserves at the actuarial central estimate.
For OneBeacon’s A&E reserves, which have a net zero balance after the NICO Cover (defined below) and Third-Party Recoverables, OneBeacon reviews A&E activity each quarter and compares that activity to what was assumed in the most recent A&E study, which was completed in 2011. Through December 31, 2013, that activity has been in line with expectations, generally, so OneBeacon has not revised its estimate of ultimate A&E payments. Accordingly, the net amount of A&E reserves included in the Runoff Business are zero across the entire range of reasonable reserve estimates.
The percentages shown in the following table represent the linear interpolation of where OneBeacon’s recorded loss and LAE reserves on its Ongoing Business, net of reinsurance recoverable on unpaid losses, are within the range of reserves estimates by line of business at December 31, 2013 and 2012. Similar to the preceding table, the low end of the range equals zero, the middle of the range equals 50%, which does not necessarily represent the actuarial central estimate, and the high end of the range equals 100%.

	December 31,
(expressed as a percentage of the range)	2013	2012
Automobile liability	18%	69%
General liability - occurrence	49%	70%
General liability - claims made	58%	57%
Medical malpractice	68%	60%
Other casualty	59%	80%
Workers compensation	95%	97%
Property	73%	49%
Other	18%	92%
Total Ongoing Business	59%	65%

During 2013, in Ongoing Business, OneBeacon experienced unexpected adverse development in underlying case incurred and paid data in some of its newer business segments.  This emergence has resulted in an upward shift in the actuarial range for the general liability, automobile liability and other lines.  As this emergence is relatively recent, and in light of evaluating less seasoned data associated with the new businesses relative to expected results, management has not revised its best estimate of reserves and therefore OneBeacon’s carried reserves are lower in the range of reserves.

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

•
Workers compensation: Recorded workers compensation loss and LAE reserves, net of reinsurance recoverable, were $89 million for Ongoing Business and $196 million for Runoff Business, excluding the GRC Cover (as defined in “4. Reinsurance Transactions” below), at December 31, 2013. The two most important assumptions for workers compensation reserves are loss development factors and loss cost trends, particularly medical cost inflation. Loss development patterns are dependent on medical cost inflation. Approximately half of the workers compensation net reserves are related to future medical costs. Across the entire reserve base, a 0.5 point change in calendar year medical inflation would have changed the estimated net reserve by approximately $6 million for Ongoing Business and by approximately $26 million for Runoff Business at December 31, 2013, in either direction.

•
Professional liability:  Recorded loss and LAE reserves, net of reinsurance recoverable, for professional liability were $455 million for Ongoing Business at December 31, 2013. The Runoff Business had no professional liability reserves at December 31, 2013. A key assumption for professional liability is the implicit loss cost trend, particularly the severity inflation trend component of loss costs. Across the entire reserve base, a 5.0 point change in assumed annual severity would have changed the estimated net reserve by approximately $71 million for Ongoing Business at December 31, 2013, in either direction.

•
Multiple peril liability: Recorded loss and LAE reserves, net of reinsurance recoverable, excluding that provided under the GRC Cover, for multiple peril were $51 million for Ongoing Business and $82 million for Runoff Business at December 31, 2013. Reported loss development patterns are a key assumption for this line of business, particularly for more mature accident years. Historically, assumptions on reported loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g. construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. If case reserve adequacy for multiple peril claims changed by 10.0 points this would have changed the estimated net reserve by approximately $2 million for Ongoing Business and by approximately $7 million for Runoff Business at December 31, 2013, in either direction.

A&E Reserves
OneBeacon’s reserves include provisions made for claims that assert damages from A&E related exposures. Substantially all of these reserves have been reclassified to liabilities held for sale as of December 31, 2013 and 2012, as they relate to the Runoff Business. Asbestos claims relate primarily to injuries asserted by those who allegedly came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up cost obligations, particularly as mandated by federal and state environmental protection agencies. In addition to the factors described above regarding the reserving process, OneBeacon estimates its A&E reserves based upon, among other factors, facts surrounding reported cases and exposures to claims, such as policy limits and deductibles, current law, past and projected claim activity and past settlement values for similar claims, as well as analysis of industry studies and events, such as recent settlements and asbestos-related bankruptcies. The cost of administering A&E claims, which is an important factor in estimating loss and LAE reserves, tends to be higher than in the case of non-A&E claims due to the higher legal costs typically associated with A&E claims.
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
OneBeacon also incurred A&E losses via its participation in industry pools and associations. The most significant of these pools was Excess Casualty Reinsurance Association (“ECRA”), which provided excess liability reinsurance to U.S. insurers from 1950 until the early 1980s. ECRA incurred significant liabilities for A&E, of which OneBeacon bears approximately a 4.6% share, or $68 million and $67 million at December 31, 2013 and 2012, which is fully reflected in OneBeacon’s loss and LAE reserves.

More recently, since the 1990s, OneBeacon has experienced an influx of claims from commercial insureds, including many non-Fortune 500-sized accounts written during the 1970s and 1980s, who are named as defendants in asbestos lawsuits. As a number of large well-known manufacturers of asbestos and asbestos-containing products have gone into bankruptcy, plaintiffs have sought recoveries from peripheral defendants, such as installers, transporters or sellers of such products, or from owners of premises on which the plaintiffs’ exposure to asbestos allegedly occurred. At December 31, 2013, 547 policyholders had asbestos-related claims against OneBeacon. In 2013, 94 new insureds with such peripheral involvement presented asbestos claims under prior OneBeacon policies.
Historically, most asbestos claims have been asserted as product liability claims. Recently, insureds who have exhausted the available products liability limits of their insurance policies have sought from insurers such as OneBeacon payment for asbestos claims under the premises and operations coverage of their liability policies, which may not be subject to similar aggregate limits. OneBeacon expects this trend to continue. However, to date there have been fewer of these premises and operations coverage claims than product liability coverage claims. This may be due to a variety of factors, including that it may be more difficult for underlying plaintiffs to establish losses as stemming from premises and operations exposures, which requires proof of the defendant’s negligence, rather than products liability under which strict legal liability applies. Premises and operations claims may vary significantly and policyholders may seek large amounts, although such claims frequently settle for a fraction of the initial alleged amount. Accordingly, there is a great deal of variation in damages awarded for the actual injuries. As of December 31, 2013, there were approximately 407 active claims by insureds against OneBeacon without product liability coverage asserting operations or premises coverage, which may not be subject to aggregate limits under the policies.
OneBeacon has a reinsurance contract with National Indemnity Company (“NICO”) under which OneBeacon is entitled to recover from NICO up to $2.5 billion in the future for asbestos claims arising from business written by OneBeacon in 1992 and prior, environmental claims arising from business written by OneBeacon in 1987 and prior, and certain other exposures (the “NICO Cover”). Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon’s third-party reinsurers in existence at the time the NICO Cover was executed (“Third-Party Recoverables”). As a result, the Third-Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. Any amounts uncollectible from third-party reinsurers due to dispute or the reinsurers’ financial inability to pay are covered by NICO under its agreement with OneBeacon. Third-Party Recoverables are typically for the amount of loss in excess of a stated level each year. Of claim payments from 2000 through 2013, approximately 46% of asbestos and environmental losses have been recovered under the historical third-party reinsurance.
During 2011, OneBeacon completed a study of its legacy A&E exposures. Based on the results of the study, OneBeacon increased the central estimate of incurred losses ceded to NICO from $2.2 billion to $2.3 billion, an increase of $122 million for asbestos, environmental and other mass tort exposures, net of underlying reinsurance. Due to the NICO Cover, there was no impact to income or equity from the change in the estimate. OneBeacon reviews A&E activity each quarter and compares that activity to what was assumed in the most recently completed A&E study. Through December 31, 2013, that activity has been in line with expectations, generally, so OneBeacon has not revised its estimate of ultimate payments.
As noted above, OneBeacon has ceded estimated incurred losses of approximately $2.3 billion to the NICO Cover at December 31, 2013. Since entering into the NICO Cover, approximately 10% of the $2.3 billion of utilized coverage relates to uncollectible Third Party Recoverables and settlements on Third Party Recoverables through December 31, 2013. Net losses paid totaled approximately $1.6 billion as of December 31, 2013. To the extent that actual experience differs from OneBeacon’s estimate of incurred A&E losses and Third Party Recoverables, future losses could exceed the $198 million of protection remaining under the NICO Cover.
OneBeacon’s reserves for A&E losses, net of Third-Party Recoverables but prior to NICO recoveries, were $0.6 billion at December 31, 2013. An industry benchmark of reserve adequacy is the “survival ratio”, computed as a company’s reserves divided by its historical average yearly loss payments. This ratio indicates approximately how many more years of payments the reserves can support, assuming future yearly payments are equal to historical levels. OneBeacon’s survival ratio was 7.8 years at December 31, 2013. This was computed as the ratio of A&E reserves, net of Third-Party Recoverables prior to the NICO Cover of $0.6 billion plus the remaining unused portion of the NICO Cover of $198 million, to the average A&E loss payments over the three-year period ended December 31, 2013, net of Third-Party Recoverables. OneBeacon’s survival ratio was 10.4 years at December 31, 2012. OneBeacon believes that as a result of the NICO Cover and its historical third-party reinsurance programs, OneBeacon should not experience material financial loss from A&E exposures under current coverage interpretations and that its survival ratio is consistent with industry survival ratios. However, the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid using recent annual average payments subject to adjustments for unusual items. Many factors, such as aggressive settlement procedures, mix of business and coverage provided, have a significant effect on the amount of A&E reserves and payments and the resultant survival ratio. Thus, caution should be exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.

OneBeacon’s reserves for A&E losses at December 31, 2013 represent management’s best estimate of its ultimate liability based on information currently available. However, significant uncertainties, including but not limited to case law developments, medical and clean-up cost increases and industry settlement practices, limit management’s ability to accurately estimate ultimate liability and OneBeacon may be subject to A&E losses beyond currently estimated amounts. In addition, OneBeacon remains liable for risks reinsured in the event that a reinsurer does not honor its obligations under reinsurance contracts. See Note 3—“Reserves for Unpaid Loss and LAE—Asbestos and environmental loss and LAE reserve activity” of the accompanying historical consolidated financial statements for more information regarding its A&E reserves.

OneBeacon A&E Claims Activity.
OneBeacon’s A&E claims activity, substantially all of which relates to Runoff Business, the operations of which have been included in discontinued operations and the loss and LAE reserves of which are included in liabilities held for sale on the December 31, 2013 and 2012 consolidated balance sheets, is illustrated in the table below:

	Year Ended December 31,
A&E Claims Activity	2013	2012
Asbestos
Accounts with asbestos claims at the beginning of the year	536	509
Accounts reporting asbestos claims during the year	94	108
Accounts on which asbestos claims were closed during the year	(83)	(81)
Accounts with asbestos claims at the end of the year	547	536
Environmental
Accounts with environmental claims at the beginning of the year	348	350
Accounts reporting environmental claims during the year	69	105
Accounts on which environmental claims were closed during the year	(88)	(107)
Accounts with environmental claims at the end of the year	329	348
Total
Total accounts with A&E claims at the beginning of the year	884	859
Accounts reporting A&E claims during the year	163	213
Accounts on which A&E claims were closed during the year	(171)	(188)
Total accounts with A&E claims at the end of the year	876	884

(1)
During 2013, OneBeacon changed its method of measuring claim activity within its A&E claim counts. Prior to 2013, claims which were reported by a single insured and included a claim within each of the Asbestos and Environmental categories were counted as one claim. Starting in 2013, such claim activity is reported as multiple claims. OneBeacon has revised the 2012 A&E claim activity table to report consistent claim activity in both years presented.

Sirius Group

The estimation of net reinsurance loss and LAE reserves is subject to the same risk as the estimation of insurance loss and LAE reserves. In addition to those risk factors which give rise to inherent uncertainties in establishing insurance loss and LAE reserves, the inherent uncertainties of estimating such reserves are even greater for the reinsurer, due primarily to: (1) the claim-tail for reinsurers being further extended because claims are first reported to the original primary insurance company and then through one or more intermediaries or reinsurers, (2) the diversity of loss development patterns among different types of reinsurance treaties or facultative contracts, (3) the necessary reliance on the ceding companies and intermediaries for information regarding reported claims and (4) the differing reserving practices among ceding companies.

Loss and LAE Reserves by Class of Business
Sirius Group’s net loss and LAE reserves by class of business at December 31, 2013 and 2012 were as follows:

Net loss and LAE reserves by class of business	December 31, 2013			December 31, 2012
Millions	Case	IBNR	Total	Case	IBNR	Total
Casualty (excluding A&E)	$168.4	$221.4	$389.8	$179.8	$267.5	$447.3
Other property	183.5	94.6	278.1	162.8	150.0	312.8
Property catastrophe excess	145.1	53.5	198.6	146.5	71.2	217.7
A&E(1)	61.1	132.7	193.8	59.0	130.4	189.4
Aviation and space	88.9	37.6	126.5	98.4	41.5	139.9
Accident and health	32.2	76.8	109.0	56.8	88.4	145.2
Marine	74.2	26.8	101.0	71.9	31.1	103.0
Trade Credit	66.9	22.9	89.8	59.1	26.0	85.1
Contingency	3.1	4.9	8.0	3.6	5.5	9.1
Agriculture	1.9	4.1	6.0	3.0	16.4	19.4
Runoff(2)	82.4	94.1	176.5	84.8	93.6	178.4
Total	$907.7	$769.4	$1,677.1	$925.7	$921.6	$1,847.3

(1)	Sirius Group’s A&E exposures are principally the result of runoff of businesses acquired in the 1990s.

(2)	Included in this class are primarily the runoff exposures from various acquisitions.

In order to reduce the potential uncertainty of loss reserve estimation, Sirius Group obtains information from numerous sources to assist in the reserving process. Sirius Group’s underwriting and pricing actuaries devote considerable effort to understanding and analyzing each insured’s operations and loss history during the underwriting of the business, using a combination of insured and industry statistics. Such statistics normally include historical premium and loss data by class of business, individual claim information for larger claims, distributions of insurance limits provided and the risk characteristics of the underlying insureds, loss reporting and payment patterns, and rate change history. This analysis is used to project expected loss ratios for each treaty during the upcoming contract period. These expected ultimate loss ratios are aggregated across all treaties and are input directly into the loss reserving process. For primary insured business, a similar portfolio analysis is performed for each program taking into account expected changes in the aggregated risk profile of the policyholders within each program. The aggregation of risks yields a more stable indication of expected losses that is used to estimate IBNR for recently written business.
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

Backlogs in the recording of assumed reinsurance can also complicate the accuracy of loss reserve estimation. As of December 31, 2013, there were no significant backlogs related to the processing of assumed reinsurance information at Sirius Group.
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
In 2013, Sirius Group had net favorable loss reserve development of $48 million, which included $(24) million of favorable loss reserve development on prior years’ catastrophe losses. Other major reductions in loss reserve estimates recognized included property ($17 million), aviation/space ($10 million), and accident and health ($9 million) lines, partially offset by a $12 million increase in asbestos loss reserves. In 2012, Sirius Group had net favorable loss reserve development of $34 million. The major reductions in loss reserve estimates were recognized in casualty runoff ($32 million), property ($28 million), marine/energy ($12 million), trade credit ($7 million) and aviation/space ($5 million) lines, partially offset by a $46 million increase in asbestos loss reserves and a $4 million increase in accident and health. In 2011, Sirius Group had net favorable loss reserve development of $47 million, primarily attributable to $41 million of favorable development on property lines, including $13 million of loss reserve reductions for the 2010 Chile earthquake, partially offset by asbestos and environmental increases of $12 million.
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
The actuarial analysis is a primary consideration for management in determining its best estimate of loss and LAE reserves. In making its best estimate, management also considers other qualitative factors that may lead to a difference between its best estimate of loss and LAE reserves and the actuarial point estimate. Typically, these factors exist when management and the company’s actuaries conclude that there is insufficient historical incurred and paid loss information or that trends included in the historical incurred and paid loss information are unlikely to repeat in the future. These factors may include, among others, changes in the techniques used to assess underwriting risk, more accurate and detailed levels of data submitted with reinsurance applications, the uncertainty of the current reinsurance pricing environment, the level of inflation in loss costs, changes in ceding company reserving practices, and legal and regulatory developments. At December 31, 2013 and 2012, total carried net reserves were 3.1% and 2.4% above the actuarial central estimate, respectively.

The following table illustrates Sirius Group’s recorded net loss and LAE reserves and high and low estimates for those classes of business for which a range is calculated, at December 31, 2013 and 2012.

Net loss and LAE reserves by class of business	December 31, 2013			December 31, 2012
Millions	Low	Recorded	High	Low	Recorded	High
Casualty (excluding A&E)	$351	$389.8	$419	$402	$447.3	$478
Other property	256	278.1	301	289	312.8	339
Property catastrophe excess	160	198.6	200	181	217.7	219
A&E	174	193.8	214	172	189.4	208
Aviation and space	117	126.5	135	130	139.9	150
Accident and health	101	109.0	118	132	145.2	155
Marine	93	101.0	109	96	103.0	111
Trade credit	77	89.8	93	74	85.1	89
Contingency	8	8.0	9	8	9.1	10
Agriculture	5	6.0	6	18	19.4	21
Runoff	144	176.5	186	148	178.4	188
Total	$1,486	$1,677.1	$1,790	$1,650	$1,847.3	$1,968

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
The percentages shown in the following table represent the linear interpolation of where Sirius Group’s recorded loss and LAE reserves, net of reinsurance recoverable on unpaid losses, are within the range of reserves estimates by line of business at December 31, 2013 and 2012, where the low end of the range equals zero, the middle of the range equals 50% and the high end of the range equals 100%. The middle of the range (50%) does not necessarily represent the actuarial central estimate within the range of possible outcomes, provided above.

	December 31,
(expressed as a percentage of the range)	2013	2012
Casualty (excluding A&E)	56%	59%
Other property	50%	48%
Property catastrophe excess	97%	97%
A&E	50%	49%
Aviation and space	52%	48%
Accident & health	49%	56%
Marine	50%	48%
Trade credit	77%	75%
Contingency	53%	65%
Agriculture	47%	47%
Run-off	77%	76%
Total	63%	62%

Management books reserves in the upper portion of the actuarial range of central estimates in response to potential volatility in the actuarial indications and estimates for large claims.  For property catastrophe excess reserves, the emerging claims information for recent catastrophe events has been better than initially expected.  However, management has not booked carried reserves to the actuarial central estimate for the events from 2010 to 2013 since the reinsured cedents are still settling their claims obligations, and as such, the actuarial central estimate may be subject to future change.

Sirius Group A&E Reserves
Sirius Group's A&E exposure is primarily from reinsurance contracts written between 1974 through 1985 by acquired companies, mainly MONY Reinsurance Company and Christiania General Insurance Company. The exposures are mostly higher layer excess of loss treaty and facultative coverages with relatively low limits exposed for each claim. In 2013 and 2012, Sirius Group increased its net A&E exposure through incoming runoff portfolios acquired by White Mountains Solutions. These acquisitions added $13 million in net asbestos reserves and $1 million in net environmental reserves in 2013, and $11 million in net asbestos reserves and $1 million in net environmental reserves in 2012. The acquisition of companies having modest portfolios of A&E exposure has been typical of several prior White Mountains Solutions transactions and is likely to be an element of at least some future acquisitions. However, the acquisition of new A&E liabilities is undertaken only after careful due diligence and utilizing conservative reserving assumptions in relation to industry benchmarks. In the case of the portfolios acquired during 2013 and 2012, the exposures arise almost entirely from old assumed reinsurance contracts having small limits of liability.
Sirius Group recorded $12 million and $46 million of asbestos-related incurred losses and LAE on its already existing asbestos reserves in 2013 and 2012.  The 2013 incurred losses were primarily the result of management’s monitoring of a variety of metrics including actual paid and reported claims activity as compared to the most recent in-depth analysis performed in 2012, net paid and reported survival ratios, peer comparisons, and industry benchmarks. In 2012, the increase in net asbestos losses included $14 million in response to Sirius Group’s quarterly monitoring of newly reported claims and $33 million as a result of an in-depth analysis of all treaty and facultative contracts likely to have asbestos exposure which examined total expected asbestos losses and LAE from a variety of information sources, including previous asbestos studies, reported client data and external benchmarking scenarios.
Sirius Group recorded an increase of $1 million and a decrease of $(1) million of environmental losses in 2013 and 2012 on its already existing reserves.
Net incurred loss activity for asbestos and environmental in the last two years was as follows:

Net incurred loss and LAE activity	Year Ended December 31,
Millions	2013	2012
Asbestos	$11.8	$46.4
Environmental	.8	(.5)
Total	$12.6	$45.9

Sirius Group’s net reserves for A&E losses were $194 million and $189 million at December 31, 2013 and 2012, respectively. Sirius Group’s A&E three-year net paid survival ratio was approximately 8.0 years and 9.0 years at December 31, 2013 and 2012 which are consistent with industry survival ratios.
The following tables show gross and net loss and LAE payments for A&E exposures for the years ending December 31, 2004 through December 31, 2013:

Millions	Asbestos paid loss and LAE		Environmental paid loss and LAE
Year Ended December 31,	Gross	Net	Gross	Net
2004	$19.3	$14.3	$1.5	$1.4
2005	11.7	12.2	4.8	4.0
2006	9.8	7.9	.6	.5
2007	12.3	10.7	2.0	1.7
2008	19.7	14.3	2.2	1.6
2009	11.4	10.3	1.5	1.5
2010	14.5	12.1	.8	.9
2011	20.4	15.6	3.2	3.6
2012	34.7	29.4	2.3	1.5
2013	25.9	20.3	1.9	1.8

Sirius Group A&E Claims Activity
Sirius Group utilizes specialized claims handling processes on A&E exposures. The issues presented by these types of claims require expertise and an awareness of the various trends and developments in relevant jurisdictions. Generally, Sirius Group sets up claim files for each reported claim by each cedent for each individual insured. In many instances, a single claim notification from a cedent could involve several years and layers of coverage resulting in a file being set up for each involvement. Precautionary claim notices are submitted by the ceding companies in order to preserve their right to pursue coverage under the reinsurance contract. Such notices do not contain an incurred loss amount. Accordingly, an open claim file is not established. As of December 31, 2013, Sirius Group had 2,023 open claim files for asbestos and 399 open claim files for environmental exposures.
Sirius Group’s A&E claim activity for the last two years is illustrated in the table below.

	Year Ended December 31,
A&E Claims Activity	2013	2012
Asbestos
Total asbestos claims at the beginning of the year	1,859	1,261
Asbestos claims acquired during the year	247	642
Asbestos claims reported during the year	211	242
Asbestos claims closed during the year	(294)	(286)
Total asbestos claims at the end of the year	2,023	1,859
Environmental
Total environmental claims at the beginning of the year	281	266
Environmental claims acquired during the year	141	—
Environmental claims reported during the year	94	76
Environmental claims closed during the year	(117)	(61)
Total environmental claims at the end of the year	399	281
Total
Total A&E claims at the beginning of the year	2,140	1,527
A&E claims acquired during the year	388	642
A&E claims reported during the year	305	318
A&E claims closed during the year	(411)	(347)
Total A&E claims at the end of the year	2,422	2,140

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
As of December 31, 2013, approximately 95% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturities, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturities including corporate debt, state and other governmental debt, convertible fixed maturity securities and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include White Mountains’ investments in hedge funds and private equity funds, as well as investments in certain debt securities, including asset-backed securities, where quoted market prices are unavailable. White Mountains determines when transfers between levels have occurred as of the beginning of the period. White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value. The outside pricing services used by White Mountains have indicated that if no observable inputs are available for a security, they will not provide a price.

In those circumstances, White Mountains estimates the fair value using industry standard pricing models and observable inputs such as benchmark interest rates, market comparables, broker quotes, issuer spreads, bids, offers, credit rating prepayment speeds and other relevant inputs. White Mountains performs procedures to validate the market prices obtained from the outside pricing sources. Such procedures, which cover substantially all of its fixed maturity investments include, but are not limited to, evaluation of model pricing methodologies and a review of the pricing services’ quality control processes and procedures on at least an annual basis, comparison of market prices to prices obtained from a different independent pricing vendors on at least a semi-annual basis, monthly analytical reviews of certain prices, and review of assumptions utilized by the pricing service for selected measurements on an ad hoc basis throughout the year. White Mountains also performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price on an ad-hoc basis throughout the year. Prices provided by the pricing services that vary by more than 5% and $1 million from the expected price based on these procedures are considered outliers. Also considered outliers are prices that haven’t changed from period to period and prices that have trended unusually compared to market conditions.
In circumstances where the results of White Mountains’ review process do not appear to support the market price provided by the pricing services, White Mountains challenges the price.  During the past year, approximately 35 securities fell outside White Mountains’ expected results, thereby triggering the challenge with the pricing service. If White Mountains cannot gain satisfactory evidence to support the challenged price, it relies upon its own pricing methodologies to estimate the fair value of the security in question. The fair values of such securities are considered to be Level 3 measurements.
The following table summarizes White Mountains’ fair value measurements and the percentage of Level 3 investments at December 31, 2013:

	December 31, 2013
Millions	Fair value	Level 3 Inputs	Level 3 Inputs as a % of total fair value
U.S. Government and agency obligations	$362.5	$—	—
Debt securities issued by industrial corporations	2,347.2	—	—
Municipal obligations	17.9	—	—
Mortgage-backed and asset-backed securities	2,014.5	22.0	1%
Foreign government, agency and provincial obligations	439.9	—	—
Preferred stocks	84.8	71.0	84%
Fixed maturity investments(1)	5,266.8	93.0	2%
Common equity securities	1,156.8	46.1	4%
Convertible fixed maturity investments	80.5	6.1	8%
Short-term investments	635.9	—	—
Other long-term investments(2)	262.4	262.4	100%
Total investments	$7,402.4	$407.6	5%

(1)	Carrying value includes $236.3 that is classified as assets held for sale relating to discontinued operations.

(2)	Excludes carrying value of $26.6 associated with other long-term investment limited partnerships accounted for using the equity method and $(.1) related to currency forward contracts.

White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturities at December 31, 2013 comprise securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.

The following tables summarize the changes in White Mountains’ fair value measurements by level for the years ended December 31, 2013 and 2012:

			Level 3 Investments
Millions	Level 1 Investments	Level 2 Investments	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other long-term investments		Total
Balance at January 1, 2013	$1,355.1	$5,206.1	$92.9	$37.3	$—	$259.3	(1)	$6,950.7	(1)(2)(3)
Total realized and unrealized gains (losses)	221.9	(56.9)	(2.7)	1.0	—	18.7		182.0	(4)
Foreign currency gains (losses) through OCI	(.3)	12.5	.3	—	—	(.9)		11.6
Amortization/Accretion	(1.0)	(51.2)	—	—	—	—		(52.2)
Purchases	862.1	3,689.6	37.9	8.8	—	37.1		4,635.5
Sales	(1,078.9)	(3,842.8)	(6.3)	—	—	(51.8)		(4,979.8)
Net change in investments related to purchases and sales of consolidated affiliates	16.0	2.7	—	—	—	—		18.7
Transfers in	1.8	119.4	90.3	—	6.1	—		217.6
Transfers out	—	(97.2)	(119.4)	(1.0)	—	—		(217.6)
Balance at December 31, 2013	$1,376.7	$4,982.2	$93.0	$46.1	$6.1	$262.4	(1)	$6,766.5	(1)(2)(3)

(1)
Excludes carrying value of $26.6 and $35.0 at December 31, 2013 and January 1, 2013 associated with other long-term investments accounted for using the equity method and $(.1) at December 31, 2013 related to currency forward contracts.

(2)	Carrying value includes $236.3 and $338.1 at December 31, 2013 and January 1, 2013 that is classified as assets held for sale relating to discontinued operations.

(3)	Excludes carrying value of $635.9 and $630.6 at December 31, 2013 and January 1, 2013 classified as short-term investments.

(4)
Excludes $20.6 of realized and unrealized losses associated with the Prospector Funds consolidation of investment-related liabilities and $.2 of realized and unrealized gains associated with short-term investments.

			Level 3 Investments
Millions	Level 1 Investments	Level 2 Investments	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other long-term investments		Total
Balance at January 1, 2012	$1,033.1	$6,088.2	$78.9	$32.3	$—	$268.3	(1)	$7,500.8	(1)(2)(3)
Total realized and unrealized (losses) gains	52.0	53.6	8.7	12.4	—	(3.3)		123.4
Foreign currency gains (losses) through OCI	4.4	81.9	0.8	0.2	—	3.7		91.0
Amortization/Accretion	(0.8)	(48.0)	(.8)	—	—	—		(49.6)
Purchases	1,216.9	4,927.1	144.4	3.1	—	39.4		6,330.9
Sales	(950.5)	(5,937.0)	(99.4)	(10.1)	—	(48.8)		(7,045.8)
Transfers in	—	62.4	22.1	—	—	—		84.5
Transfers out	—	(22.1)	(61.8)	(0.6)	—	—		(84.5)
Balance at December 31, 2012	$1,355.1	$5,206.1	$92.9	$37.3	$—	$259.3	(1)	$6,950.7	(1)(2)(3)

(1)
Excludes carrying value of $35.0 and $33.0 at December 31, 2012 and January 1, 2012 associated with other long-term investment limited partnerships accounted for using the equity method and $(.1) at December 31, 2012 related to currency forward contracts.

(2)	Carrying value includes $338.1 and $111.8 at December 31, 2012 and January 1, 2012 that is classified as assets held for sale relating to AutoOne discontinued operations.

(3)	Excludes carrying value of $630.6 and $846.0 at December 31, 2012 and January 1, 2012 classified as short-term investments.

Fair Value Measurements — Transfers Between Levels
During 2013, three fixed maturity securities classified as Level 3 measurements in the prior period were recategorized as Level 2 measurements because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available at December 31, 2013.  These measurements comprise “Transfers out” of Level 3 and “Transfers in” to Level 2 of $119.4 million for the period ended December 31, 2013. Included in these transfers is one asset-backed fixed maturity security classified within Level 2 as of June 30, 2013 that was recategorized to Level 3 as of September 30, 2013. The security represents “Transfers out” of Level 2 and “Transfer in” to Level 3 of $90.3 million as of September 30, 2013. As of September 30, 2013, the estimated fair value for this security determined using the industry standard pricing models was $1.3 million less than the estimated fair value based upon quoted prices provided by a third party pricing vendor. As of December 31, 2013, reliable quoted market prices provided by a third party pricing vendor were available for the security and the security was transferred back to Level 2.
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
The following table summarizes the amount of total gains (losses) included in earnings attributable to unrealized investment gains (losses) for Level 3 investments for years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
Millions	2013	2012	2011
Fixed maturity investments	$(2.3)	$7.7	$(12.2)
Common equity securities	.9	3.0	(16.6)
Convertible fixed maturity investments	—	—	—
Other long-term investments	11.2	7.0	(16.8)
Total unrealized investment gains (losses), pre-tax - Level 3 investments	$9.8	$17.7	$(45.6)

Symetra Warrants
White Mountains held warrants to acquire common shares of Symetra. The warrants were recorded at fair value. White Mountains used a Black-Scholes valuation model to determine the fair value of the Symetra warrants. On June 20, 2013, White Mountains exercised its warrants in a cashless transaction and received 2.65 million common shares of Symetra in exchange for the warrants. The major assumptions used in valuing the Symetra warrants at June 20, 2013 were a risk free rate of a 0.34%, volatility of 26.5%, an expected life of 1.11 years, a strike price of $11.49 per share and a share price of $15.53 per share. The major assumptions used in valuing the Symetra warrants at December 31, 2012 were a risk free rate of 0.21%, volatility of 38.9%, an expected life of 1.6 years, a strike price of $11.49 per share and a share price of $12.98 per share. The inputs used in the valuation model were observable inputs. However, since a quoted market price was not available for the warrants themselves, they were categorized as a Level 2 measurement.

Other Long-Term Investments
Other long-term investments accounted for at fair value at December 31, 2013 consist of $121 million in hedge funds and $118 million in private equity funds.  At December 31, 2013, White Mountains held investments in 15 hedge funds and 39 private equity funds.  The largest investment in a single fund was $18.3 million and $16.0 million at December 31, 2013 and 2012.
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

In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fund manager uses current market prices to determine fair value. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers generally consider the need for a liquidity discount on each of the underlying investments when determining the fund’s net asset value.  In circumstances where White Mountains’ portion of a fund’s net asset value is deemed to differ from fair value due to illiquidity or other factors associated with White Mountains’ investment in the fund, the net asset value is adjusted accordingly.  At December 31, 2013, there were no circumstances where illiquidity or other factors required an adjustment to the net asset value related to any of its investments in hedge funds or private equity funds.

Sensitivity analysis of likely returns on hedge fund and private equity fund investments
White Mountains’ investment portfolio includes investments in hedge funds and private equity funds. At December 31, 2013, the value of investments in hedge funds and in private equity funds was $121 million and $118 million, respectively.  The underlying investments are typically publicly traded and private common equity investments, and, as such, are subject to market risks that are similar to White Mountains’ common equity securities. The following illustrates the estimated effect on December 31, 2013 fair value resulting from a 10% change and a 30% change in market value:

	December 31, 2013
	Change in fair value		Change in fair value
Millions	10% decline	10% increase	30% decline	30% increase
Hedge funds	$(12.1)	$12.1	$(36.3)	$36.3
Private equity funds	$(11.8)	$11.8	$(35.4)	$35.4

Hedge fund and private equity fund returns are commonly measured against the benchmark returns of hedge fund indices and/or the S&P 500 Index.  The historical returns for each index in the past five years are listed below:

	Year Ended December 31,
	2013	2012	2011	2010	2010
HFRX Equal Weighted Strategies Index	6.3%	2.5%	(6.2)%	5.3%	11.4%
S&P 500 Index	32.4%	16.0%	2.1%	15.1%	26.5%

Variable Annuity Reinsurance Liabilities
White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. White Mountains carries the benefit guarantees at fair value. The fair value of the guarantees is estimated using actuarial and capital market assumptions related to the projected discounted cash flows over the term of the reinsurance agreement. The valuation uses assumptions about surrenders rates, market volatilities and other factors, and includes a risk margin which represents the additional compensation a market participant would require to assume the risks related to the business. The selection of surrender rates, market volatility assumptions, risk margins and other factors require the use of significant management judgment. Assumptions regarding future policyholder behavior, including surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimate. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value of the liabilities associated with these guarantees that could materially affect results of operations. All of White Mountains' variable annuity reinsurance liabilities ($53 million) were classified as Level 3 measurements at December 31, 2013.
Generally, the liabilities associated with these guarantees increase with declines in the equity markets, interest rates and currencies against the Japanese yen, as well as with increases in market volatilities. The collective account values were approximately 104% and 87% of the guarantee value at December 31, 2013 and 2012. In 2008, particularly in the fourth quarter, as a result of worldwide declines in equity markets, interest rates and the strengthening of the Japanese yen, the underlying investment accounts declined substantially and the collective account values were significantly lower than the guarantee value for several years. The liability is also affected by annuitant related behavioral and actuarial assumptions, including surrender and mortality rates. WM Life Re lowered its projected surrender rates in 2011 and 2010 to reflect the behavior observed during the turbulent markets experienced throughout those years. During 2013, equity markets rallied, most of the surrender charges in the underlying annuities expired and observed surrender rates increased to higher than expected levels, which caused WM Life Re to increase its projected surrender rates used in the valuation of its variable annuity reinsurance liability.

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
As of December 31, 2013, the value of bond funds tracking the WGBI was approximately ¥71 billion ($681 million). By country, the largest exposures, together comprising approximately 89% of the WGBI, were the United States (39%), France (10%), Italy (10%), Germany (9%), the United Kingdom (8%), Spain (5%), the Netherlands (3%), Belgium (3%) and Canada (2%). Eurozone countries together comprised approximately 44%. To reduce hedging basis risk (i.e., the risk that changes in the WGBI will cause WM Life Re's variable annuity guarantee liabilities to change in value at a different rate than the derivative hedges), in December 2009 WM Life Re entered into a series of total return swap contracts on the performance of the WGBI. As of December 31, 2010, approximately 49% of WM Life Re's WGBI-related liability was hedged with WGBI swaps. Because these swaps were denominated in US dollars, WM Life Re continued to hedge the results into Japanese yen to match the benchmark denominated in Japanese yen. In 2011, driven in large part by instability of Eurozone markets, WM Life Re significantly increased coverage of its WGBI exposure. Because the market for WGBI total return swaps was, and continues to be illiquid, WM Life Re entered into a series of total return swaps on the JP Morgan European Government Bond Index (JPM European GBI). Although the JPM European GBI is not an exact match for the European component of the WGBI, its structure and holdings are substantially similar. These swaps are denominated in Japanese yen. As of December 31, 2013, the total notional amounts of JPM European GBI swaps were ¥31 billion ($294 million). At that date, over 100% of the total exposure the European component of the WGBI was hedged with total return swaps. The JPM European GBI total return swaps have maturities laddered to approximate the maturities of the policies reinsured.
Under the terms of these swap contracts, WM Life Re receives cash flows based on a fixed return, reset at the beginning of each month based on current LIBOR and is required to pay cash flows based on the performance of the JPM European GBI during that month plus a fixed amount.
WM Life Re hedges the residual WGBI-related liability exposure with the limited types of available derivatives that most closely fit the country and term exposures of the WGBI. Since liability exposures are determined by the performance of the overall account value, including the funds that track the Nomura BPI, TOPIX, and MSCI Kokusai, periodic portfolio rebalancing may be required. At such times and within limits, exchange-traded futures may be used to maintain overall neutral exposure as opposed to entering into new, or unwinding existing, swaps.
As of December 31, 2013, the value of bond funds tracking the Nomura BPI was approximately ¥77 billion ($732 million). In January 2010, because the types and tenors of liquid Japanese bond futures currently available are extremely limited, to more closely track the performance of bond funds tracking the Nomura BPI, WM Life Re entered into its first total return swap contract on the performance of that index. As of December 31, 2013, the total notional amount of Nomura BPI swaps was ¥57 billion ($543 million), covering over 100% of WM Life Re's Nomura BPI-related liability exposure. Of these swaps, ¥13 billion ($124 million), which mature between 2015 and 2016, track the government bond component of the index only (approximately 78% of the index), leaving WM Life Re exposed to credit spread risk on the non-government portion. However, WM Life Re was able to temporarily convert these swaps into swaps that track the complete index through August 2013 and again through July 2014, at which time they will revert back to swaps that track the government bond component only unless WM Life Re is able to roll the conversion for another period of time. The remaining ¥44 billion ($419 million) track the complete index. Of these, one with a notional amount of ¥10 billion ($95 million) matured in January 2014 and was replaced with a swap of half the size (¥5 billion) maturing January 2015. The remaining swaps on the complete index mature during 2014. WM Life Re will look for opportunities to replace these swaps as they mature; however, the market is extremely illiquid and there is no guaranty that WM Life Re will be able to do so. Under the contracts, WM Life Re receives cash flows based on a fixed return, reset at the beginning of each month based on current LIBOR and is required to pay cash flows based on the performance of the Nomura BPI during that period plus a fixed amount. Any residual Nomura BPI exposure is hedged with liquid Japanese bond futures and is subject to basis risk relating to the difference between the tenor of the bond futures and the tenor of the assets in the annuity funds covered by WM Life Re’s variable annuity guarantees.
As of December 31, 2013, the value of equity funds tracking the MSCI Kokusai was approximately ¥32 billion ($300 million). To reduce hedging basis risk, in 2011 WM Life Re entered into a series of total return swaps on the MSCI Kokusai, denominated in Japanese yen with maturities laddered during 2015 and 2016 to approximate the maturities of the policies reinsured. As of December 31, 2013, the total notional amount of MSCI Kokusai swaps was ¥15 billion ($138 million) and the percent of MSCI Kokusai fund exposure hedged by these swaps was approximately 98%. Residual MSCI Kokusai exposure is hedged with a variety of more liquid instruments, including exchange-traded futures.

During 2009, WM Life Re entered into long term Japanese interest rate swaps, largely replacing its use of short term Japanese Government Bond (“JGB”) futures to hedge its discount rate exposure.  By doing so, WM Life Re better matched the term structure of its discount rate exposure, substantially reduced its exposure to changes in Japanese interest rate swap spreads and significantly reduced the potential costs associated with rolling JGB futures contracts during times of relative market illiquidity.  During December 2012, after the relevant Japanese interest rate swap rates fell to their lowest level in many years, the resulting potential benefit, net of cost, to WM Life Re of maintaining its Japanese interest rate swap hedge portfolio was deemed to be limited. Therefore, the decision was made to unwind or offset these Japanese interest rate swaps. During December 2012, approximately 24% of the notional amount of Japanese interest rate swap contracts was unwound and during January 2013 the remaining 76% was unwound or offset. As of December 31, 2013 and 2012, the notional amount of Japanese interest rate swaps hedging against a drop in Japanese discount rates was ¥0 billion and ¥153 billion ($1.8 billion), respectively.
The following table summarizes the estimated financial impact on WM Life Re's derivatives and benefit guarantee liabilities of instantaneous changes in individual market variables as of December 31, 2013. Remaining hedging coverage of Japanese interest rate swap exposure was 15%, primarily from WM Life Re’s put option portfolio. The table below assumes that all other market variables are constant and does not reflect the inter-dependencies between individual variables.

	Equity Market Returns		Foreign Currency Exchange(1)		Interest Rates(2)		Market Volatility(3)
Millions	20%	(20)%	15%	(15)%	Favorable	Unfavorable	Decrease	Increase
Liabilities	$(39)	$72	$(46)	$106	$(14)	$15	$(31)	$37
Hedge Assets	(50)	63	(57)	98	(4)	11	(28)	32
Net	$(11)	$(9)	$(11)	$(8)	$10	$(4)	$3	$(5)

(1)	The value of foreign currencies in Japanese yen terms.

(2)
In the unfavorable scenario, Japanese interest rates are decreased 70 bps, Japanese swap spreads are tightened by 25 bps, and foreign bond fund yields are increased 70 bps.  Conversely, in the favorable scenario, Japanese interest rates are increased 70 bps, Japanese swap spreads are widened 25 bps and foreign bond fund yields are decreased 70 bps.

(3)
White Mountains’ sensitivities for market implied volatilities vary by term. For equity implied volatilities, White Mountains changes implied volatilities by 15%, 13% and 11% for each of the terms to maturity for years one through three, respectively. For foreign currency implied volatilities, White Mountains changes implied volatilities by 6%, 5.5% and 5% for each of the terms to maturity for years one through three, respectively.

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
The table below summarizes as of December 31, 2013 and 2012, the estimated financial impact of simultaneous market events, as well as December 31, 2012 on a proforma basis, adjusted for the unwinding or offsetting of the remaining Japanese interest rate swaps during January 2013. Unlike the individual sensitivity analysis illustrated above, the analysis in the table below reflects the inter-dependencies between individual variables.

	As of December 31, 2013		Proforma As of December 31, 2012		As of December 31, 2012
Change in Millions	Down Market	Up Market	Down Market	Up Market	Down Market	Up Market
Liabilities	$260	$(67)	$420	$(367)	$420	$(367)
Hedge Assets(1)	236	(71)	376	(357)	389	(384)
Net	$(24)	$(4)	$(44)	$10	$(31)	$(17)

(1)
Assumed hedge effectiveness in down and up markets of 93% and 106%, respectively, as of December 31, 2013 and 2012, adjusted for the unhedged portion of Japanese discount rate exposure. Proforma hedge effectiveness as of December 31, 2012 was adjusted for the unwinding of the remaining Japanese interest rate swaps during January 2013. Some Japanese discount rate coverage remains primarily through WM Life Re's put option portfolio.

WM Life Re applies shocks to the Japanese interest rates and foreign bond fund yields in opposite directions. In the down market scenario, Japanese interest rates are decreased 70 bps, Japanese interest rate swap spreads are tightened by 25 bps, and foreign bond fund yields are increased 70 bps. The “up market” scenario assumes opposite movements in the same variables. For other variables, the “down market” scenario assumes equity indices decrease 20%, foreign currencies depreciate by 15% against the Japanese yen and implied market volatility increases as described in footnote 3 to the table above.  The “up market” scenario assumes opposite movements in the same variables. The size of the estimated impact on the liability of simultaneous market events, in both the “up market” and “down market” scenarios, is impacted by several factors, including the applicable account value to guaranty value ratios, term to maturity and surrender assumptions of policies reinsured. Through December 31, 2013, both the up and down scenarios produce an expected net loss due to the convexity of the liability value, coupled with the assumption that the shock scenarios happen instantaneously without adjustment of the hedging portfolio. The proforma 2012 sensitivity analysis up market scenario resulted in a positive $10 million due to the reduction in the liability from higher discount rates that is no longer offset by losses from the Japanese interest rate swaps that have been unwound subsequent to December 2012. However, this also caused the proforma 2012 down market scenario to be $13 million worse than the down market scenario as of December 31, 2012. The December 2013 up market scenario resulted in a negative $4 million, which was worse that the positive $10 million in the proforma December 2012 up market scenario, primarily because the net benefit in the “up market” shock scenario from unwinding the Japanese interest rate swaps decreases over time as the policies reinsured are closer to maturity and the discounting term shortens. The decrease in magnitude of both the “up market” and “down market” shocks as at December 2013 versus the prior year was driven by the substantial decrease in WM Life Re’s liability, owing primarily to higher account values, shorter terms to maturity and lower implied volatilities.
WM Life Re projects future surrender rates by year for policies based on a combination of actual experience and expected policyholder behavior. Actual policyholder behavior, either individually or collectively, may differ from projected behavior as a result of a number of factors such as the level of the account value versus guarantee value and applicable surrender charge, views of the primary insurance company's financial strength and ability to pay the guarantee at maturity, annuitants' need for money in a prolonged recession and time remaining to receive the guarantee at maturity. Policyholder behavior is especially difficult to predict given that WM Life Re’s reinsurance contracts are relatively new and the market turmoil seen over the last several years is unprecedented for this type of product in the Japanese market. Actual policyholder behavior may differ materially from WM Life Re's projections.
During the third quarter of 2010, WM Life Re lowered the surrender assumptions that it uses to calculate its variable annuity guarantee liability. WM Life Re’s previous assumptions reflected its expectation that surrenders would rise as the surrender charges in the underlying annuities decline. However, the persistent instability in financial and foreign exchange markets has kept surrenders low. The lower surrender assumptions resulted in a $48 million increase in WM Life Re’s variable annuity guarantee liability, but reduced its exposure to adverse changes in surrender rates in the future. During the fourth quarter of 2011, WM Life Re lowered the surrender assumptions again to reflect the somewhat lower surrenders that emerged versus expected in the policy cohort that rolled into policy year seven, resulting in a $7.2 million increase in the variable annuity guaranty liability. No surrender assumption adjustments were required during 2012. During 2013, improved markets led to significantly higher ratios of annuitants’ account values to guarantee values and, as a result, annuitants have been surrendering their policies at higher rates than WM Life Re has observed in the past. In response to this trend, WM Life Re adjusted the projected surrender assumptions used in the valuation of its variable annuity reinsurance liability upward in the second quarter of 2013, which resulted in a gain of $2 million and again in the fourth quarter of 2013, which resulted in a gain of $5 million.
At the account value levels as of December 31, 2013, the average assumed surrender rate was approximately 20% per annum. The potential change in the fair value of the liability due to a change in current surrender assumptions is as follows:

	Change in fair value of liability
	December 31,
Millions	2013	2012
Decrease 100% (to zero surrenders)	$8	$5
Increase 100%	$(7)	$(5)

The amounts in the table above could increase in the future if the fair value of the variable annuity guarantee liability changes due to factors other than the surrender assumptions (e.g., a decline in the ratio of the annuitants’ aggregate account values to their aggregate guarantee values).
As of December 31, 2011, WM Life Re increased the variable annuity guaranty liability by $6 million to partially reflect a “basis swap” implied by foreign exchange rates which results in lower projected returns (in Japanese yen) for the portion of funds invested in countries outside of Japan. Since the financial crisis in 2008, there has been a break in expected arbitrage free relationships between swap interest rates and foreign exchange rates (in particular, between the U.S. and Japan). This adjustment recognizes that this anomaly of trading values may be more than temporary. The balance of this reserve was $0.6 million as of December 31, 2013.

The following table summarizes the changes in White Mountains’ variable annuity reinsurance liabilities and derivative instruments for the year ended December 31, 2013 and 2012:

	Variable Annuity (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3(1)	Level 2(1)(2)	Level 1(3)	Total(4)
Balance at January 1, 2013	$(441.5)	$140.5	$(20.5)	$(21.7)	$98.3
Purchases	—	59.4	—	—	59.4
Realized and unrealized gains (losses)	388.7	(136.5)	(196.1)	(69.4)	(402.0)
Transfers in (out)	—	—	—	—	—
Sales/settlements	—	—	221.3	92.2	313.5
Balance at December 31, 2013	$(52.8)	$63.4	$4.7	$1.1	$69.2

	Variable Annuity (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3(1)	Level 2(1)(2)	Level 1(3)	Total(4)
Balance at January 1, 2012	$(768.5)	$247.1	$39.2	$4.1	$290.4
Purchases	—	6.1	—	—	6.1
Realized and unrealized (losses) gains	327.0	(84.0)	(186.9)	(68.1)	(339.0)
Transfers in (out)	—	—	—	—	—
Sales/settlements	—	(28.7)	127.2	42.3	140.8
Balance at December 31, 2012	$(441.5)	$140.5	$(20.5)	$(21.7)	$98.3

(1)	Includes over-the-counter instruments.

(2)
Includes interest rate swaps, total return swaps and foreign currency forward contracts. Fair value measurement based upon bid/ask pricing quotes for similar instruments that are actively traded, where available.  Swaps for which an active market does not exist have been priced using observable inputs including the swap curve and the underlying bond index.

(3)	Includes exchange traded equity index, foreign currency and interest rate futures. Fair value measurements based upon quoted prices for identical instruments that are actively traded.

(4)	In addition to derivative instruments, WM Life Re held cash, short-term and fixed maturity investments of $81.3 and $393.6 at December 31, 2013 and 2012 posted as collateral to its counterparties.

3. Sirius Group Reinsurance Estimates

There is a time lag from the point when premium and related commission and expense activity is recorded by a ceding company to the point when such information is reported by the ceding company to Sirius Group. This time lag can vary from one to several contractual reporting periods (i.e. quarterly/monthly). This lag is common in the reinsurance business, and slightly longer when a reinsurance intermediary is involved.
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

The following table summarizes Sirius Group’s premium estimates and related commissions and expenses:

	December 31, 2013				December 31, 2012
Millions	Gross Premium Estimates	Net Premium Estimates	Net Commission and Expense Estimates	Net Amount Included in Reinsurance Balances Receivable	Gross Premium Estimates	Net Premium Estimates	Net Commission and Expense Estimates	Net Amount Included in Reinsurance Balances Receivable
Property catastrophe excess	$82.1	$65.2	$(5.5)	$59.7	$74.1	$60.8	$(5.4)	$55.4
Other property	90.5	73.7	(28.7)	45.0	69.9	54.2	(22.4)	31.8
Accident and health	76.9	56.4	(22.2)	34.2	100.6	79.2	(29.4)	49.8
Aviation and space	34.4	28.7	(5.8)	22.9	41.7	34.6	(7.1)	27.5
Trade credit	36.8	27.2	(10.9)	16.3	36.3	26.1	(8.7)	17.4
Marine	17.3	16.0	(3.0)	13.0	17.8	16.5	(2.7)	13.8
Casualty	4.6	4.6	1.5	6.1	4.2	4.2	.4	4.6
Agriculture	3.1	2.7	(0.3)	2.4	10.9	10.8	(1.5)	9.3
Contingency	4.3	2.9	(1.2)	1.7	5.2	5.2	(1.9)	3.3
Total	$350.0	$277.4	$(76.1)	$201.3	$360.7	$291.6	$(78.7)	$212.9

The net amounts recorded in reinsurance balances receivable may not yet be due from the ceding company at the time of the estimate since actual reporting from the ceding company has not yet occurred. Therefore, based on the process described above, Sirius Group believes its estimated balances are collectible.

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
In connection with White Mountains’ acquisition of OneBeacon in 2001, Aviva caused OneBeacon to purchase reinsurance contracts with two reinsurance companies rated “AA+” (Very Strong, the second highest of twenty-one financial strength ratings) by Standard & Poor’s and “A++” (Superior, the highest of sixteen financial strength ratings) by A.M. Best. One is a reinsurance cover with NICO which entitles OneBeacon to recover up to $2.5 billion in ultimate loss and LAE incurred related primarily to claims arising from business written by its predecessor prior to 1992 for asbestos claims and 1987 for environmental claims, respectively. As of December 31, 2013, OneBeacon has ceded estimated incurred losses of approximately $2.3 billion to NICO under the NICO Cover. The other contract is a reinsurance cover with General Reinsurance Corporation (“GRC”) for up to $570 million of additional losses on all claims arising from accident years 2000 and prior (the “GRC Cover”). As of December 31, 2013, OneBeacon has ceded estimated incurred losses of $562 million to GRC under the GRC Cover. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the acquisition of OneBeacon, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for as a seller guarantee under GAAP in accordance with Emerging Issues Task Force Topic No. D 54. NICO and GRC are wholly-owned subsidiaries of Berkshire. All of these balances relate to the Runoff Business, the results of which are included in discontinued operations and the balances as of December 31, 2013 and 2012 of which have been included in assets or liabilities held for sale on the consolidated balance sheet.
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

5. White Mountains’ Investment in Symetra Common Shares

In September 2011, the U.S. Federal Reserve Bank (the “Fed”) began “Operation Twist”, which decreased long-term interest rates on fixed maturity investments. Under Operation Twist, the Fed sold shorter-term U.S. treasury securities, which have maturities of generally 3 years or less, to fund the purchase of longer-term U.S. securities, with maturities between
6 and 30 years. In December 2012, the Fed stated that it expects to continue to take actions to keep long-term interest rates low until unemployment reaches 6.5%. Lower long-term interest rates tend to reduce the return on equity that life insurers earn as they reinvest their cash flows from higher yielding long duration bonds into lower yielding long duration bonds. Quoted stock prices of life insurers tend to be highly correlated with their return on equity. Thus, as long-term interest rates decline, the quoted stock prices of life insurers tend to decline. At the same time, lower interest rates tend to increase the stated GAAP book values of life insurance companies, primarily from unrealized gains on fixed income investments, as the assets are marked-to-market, but the liabilities are not. Thus, the precipitous decline in long-term interest rates that occurred with Operation Twist caused a significant decline in the quoted stock prices of life insurance companies and an even more significant decline in those prices relative to stated GAAP book value. As a result, the quoted stock price of many life insurance companies at December 31, 2011, including Symetra, was well below their stated GAAP book value, a trend inconsistent with historical patterns. This trend has reversed somewhat in recent years as the quoted stock prices of many life insurance companies, including Symetra, have risen to levels more consistent with their stated GAAP book values at December 31, 2013.
White Mountains accounts for its investment in Symetra common shares using the equity method of accounting. Under the equity method, the GAAP carrying value of White Mountains’ investment in Symetra common shares is normally equal to the percentage of Symetra’s GAAP book value represented by White Mountains’ common share ownership, which was 17% and 15% at December 31, 2013 and 2012.  Under GAAP, a decline in the fair value of an investment is considered to be other-than-temporary when the fair value of the investment is not expected to recover to its GAAP carrying value in the near term.  Declines in the fair value of an investment that are considered to be other-than-temporary are recognized as a write-down to the GAAP carrying value of the investment. Having observed the divergence between the quoted market price for Symetra’s common shares and its GAAP carrying value, management evaluated White Mountains’ investment in Symetra common shares to determine whether an other-than-temporary impairment under GAAP existed at December 31, 2011.  As a result of this evaluation, management concluded that White Mountains’ investment in Symetra common shares was other-than-temporarily impaired and wrote down the GAAP book value of the investment to its estimated fair value of $261 million at December 31, 2011, or approximately $15 per Symetra common share.
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
An other-than-temporary impairment for GAAP does not equate to a permanent impairment in value. The reasons why management concluded that an other-than-temporary impairment for GAAP existed at December 31, 2011 related to the environment in which life insurance companies operated and not from reasons specific to Symetra itself.  Symetra has recorded solid growth in adjusted book value per share since the financial crisis at the end of 2008, continues to pay quarterly dividends to its shareholders and has maintained strong financial strength and creditworthiness ratings and capital ratios.  Management does not believe that the write-down in 2011 is an indication of impairment in Symetra’s long-term intrinsic business value. At December 31, 2013, the GAAP carrying value of White Mountains’ investment in the Symetra common shares was $317 million, or $15.83 per share, which reflects White Mountains’ equity in Symetra’s earnings and unrealized investment gains as well as the amortization of the basis difference that arose upon recognition of the impairment in 2011 (see Note 16). At December 31, 2013, Symetra’s common share price of $18.96 was greater than the GAAP carrying value of White Mountains’ investment in the Symetra common shares. Management does not believe that the investment in Symetra’s common shares is other-than-temporarily impaired at December 31, 2013.

FORWARD-LOOKING STATEMENTS

This report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or referenced in this report which address activities, events or developments which White Mountains expects or anticipates will or may occur in the future are forward-looking statements. The words “will”, “believe”, “intend”, “expect”, “anticipate”, “project”, “estimate”, “predict” and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, statements with respect to White Mountains’:

•	change in adjusted book value per share or return on equity;

•	business strategy;

•	financial and operating targets or plans;

•	incurred loss and loss adjustment expenses and the adequacy of its loss and loss adjustment expense reserves and related reinsurance;

•	projections of revenues, income (or loss), earnings (or loss) per share, dividends, market share or other financial forecasts;

•	expansion and growth of its business and operations; and

•	future capital expenditures.

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

($ in millions)	Fair Value at December 31, 2013	Assumed Change in Relevant Interest Rate	Estimated Fair Value After Change in Interest Rate	After-Tax Increase (Decrease) in Carrying Value
Fixed maturity and convertible fixed maturity investments(1)(2)	$5,347.3	100 bp decrease	$5,424.6	$54.8
		50 bp decrease	5,393.1	32.5
		50 bp increase	5,282.9	(45.2)
		100 bp increase	5,218.3	(90.6)

(1)	Assumes no sensitivity to general interest rate movements for $49.0 of convertibles whose market values are significantly influenced by the underlying stock.

(2)	Carrying value includes $236.3 as of December 31, 2013 that is classified as assets held for sale relating to discontinued operations.

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

White Mountains’ overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to their investment risks. Widening and tightening of credit spreads generally translate into decreases and increases in fair values of fixed maturity investments, respectively. The table below summarizes the estimated pre-tax effects of hypothetical widening and tightening of credit spreads on White Mountains’ fixed maturity and convertible fixed maturity portfolio.

	December 31, 2013
Millions	Fair Value	Tighten 50	Tighten 25	Widen 25	Widen 50
U.S Government and agency obligations	$362.5	$—	$—	$—	$—
Foreign government, agency and provincial obligations	439.9	—	—	—	—

		Tighten 100	Tighten 50	Widen 50	Widen 100
Agency mortgage-backed	684.8	20.0	11.4	(11.2)	(22.2)
Asset-backed	921.7	10.6	6.0	(8.0)	(15.9)

		Tighten 200	Tighten 100	Widen 100	Widen 200
Debt securities issued by corporations	2,347.2	97.4	64.0	(72.6)	(142.2)
Municipal obligations	17.9	1.8	.9	(.9)	(1.7)
Convertible fixed maturity investments (1)	80.5	1.0	0.5	(1.1)	(2.1)

		Tighten 400	Tighten 200	Widen 200	Widen 400
Non-agency commercial mortgage-backed	282.3	14.2	9.8	(14.8)	(28.7)

		Tighten 600	Tighten 300	Widen 300	Widen 600
Preferred stocks	84.8	8.8	8.2	(18.7)	(33.5)
Non-agency residential mortgage-backed	125.7	12.0	9.4	(8.6)	(15.9)

(1)	Assumes no sensitivity to general interest rate movements for $49.0 of convertibles whose market values are significantly influenced by the underlying stock.

The magnitude of the fair value decrease in wider credit spread scenarios may be more significant than the fair value increase in comparable tighter credit spread scenarios. This can occur because the analysis limits the credit spread tightening in order to floor yields of non-government bonds above short government bond yields, muting price increases.

Equity Price Risk
The carrying values of White Mountains’ common equity securities and other long-term equity investments are based on quoted market prices or management’s estimates of fair value as of the balance sheet date. Market prices of common equity securities, in general, are subject to fluctuations.  These fluctuations could cause the amount realized upon sale or exercise of these instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the investment, the relative price of alternative investments, supply and demand imbalances for a particular security, or other market factors. Assuming a hypothetical 10% increase or decrease in the value of White Mountains’ equity securities at December 31, 2013, the carrying value of White Mountains’ equity securities (which excludes convertible bonds whose market values are significantly influenced by the underlying stock) would have increased or decreased by approximately $145 million pre-tax.

Long-term obligations
White Mountains carries its financial instruments on its balance sheet at fair value with the exception of its fixed-rate, long-term indebtedness and the SIG Preference Shares, which are recorded as non-controlling interest.
The following table summarizes the fair value and carrying value of financial instruments as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
2012 OBH Senior Notes	$269.8	$274.7	$282.4	$274.7
SIG Senior Notes	438.1	399.6	441.9	399.4
SIG Preference Shares	260.0	250.0	257.5	250.0

The fair value estimate for the 2012 OBH Senior Notes has been determined using quoted market prices and is considered a Level 2 measurement. The fair value estimates for the SIG Senior Notes and the SIG Preference Shares have been determined based on indicative broker quotes and are considered to be Level 3 measurements.

Foreign Currency Exchange Risk
The functional currency of Sirius International is the Swedish kronor. Sirius International also holds net assets denominated in euros and British pound sterling. The following table illustrates the effect that a hypothetical 10% increase (i.e. U.S. dollar strengthening) or decrease (i.e. U.S. dollar weakening) in the rate of exchange from the Swedish kronor, the euro and the British pound sterling currencies to the U.S. dollar would have on the carrying value of White Mountains’ net assets denominated in the respective currencies as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
Millions	10% increase	10% decrease	10% increase	10% decrease
Swedish kronor to U.S. dollar	$(43.3)	$43.3	$(22.6)	$22.6
Euro to U.S. dollar	(5.8)	5.8	(10.5)	10.5
British pound sterling to U.S. dollar	(5.8)	5.8	(6.2)	6.2

Variable Annuity Guarantee Risk
White Mountains entered into an agreement to reinsure death and living benefit guarantees associated with certain variable annuities issued in Japan. The reinsurance agreement assumes risk related to a shortfall between the account value and the guaranteed value that must be paid by the ceding company to an annuitant or to an annuitant’s beneficiary in accordance with the underlying annuity contracts. Generally, the liabilities associated with these guarantees increase with declines in the equity markets, interest rates and currencies against the Japanese yen, as well as with increases in market volatilities. The liability is also affected by annuitant-related actuarial assumptions, including surrender and mortality rates. At December 31, 2013, the total liability for the reinsured variable annuity guarantees was $53 million.
WM Life Re uses derivative instruments, including put options, interest rate swaps, total return swaps on bond indices and forward and futures contracts on currency pairs and government bonds to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. At December 31, 2013, the fair value of these derivative instruments was $69 million. In addition, WM Life Re held approximately $81 million of cash and fixed maturity investments at December 31, 2013 posted as collateral to its reinsurance and derivatives counterparties.
WM Life Re measures its net exposure to changes in relevant interest rates, foreign exchange rates and equity markets on a daily basis and adjusts its economic hedge positions within risk guidelines established by senior management. WM Life Re also monitors the effects of annuitant-related experience against actuarial assumptions (including surrender and mortality rates) on a weekly basis and adjusts relevant assumptions and economic hedge positions if required. While WM Life Re actively manages its economic hedge positions, several factors, including policyholder behavior and mismatches between underlying variable annuity funds and the hedge indices, may result in the failure of economic hedges to perform as intended. See discussion of fair value measurement of reinsured variable annuity liabilities and derivative instruments and sensitivity analyses of significant inputs in “CRITICAL ACCOUNTING ESTIMATES — Fair Value Measurements” on page 96.

Item 8.       Financial Statements and Supplementary Data

The financial statements and supplementary data have been filed as a part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 117 of this report.

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The Principal Executive Officer (“PEO”) and the Principal Financial Officer (“PFO”) of White Mountains have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2013. Based on that evaluation, the PEO and PFO have concluded that White Mountains’ disclosure controls and procedures are adequate and effective.
The PEO and the PFO of White Mountains have evaluated the effectiveness of its internal control over financial reporting as of December 31, 2013. Based on that evaluation, the PEO and PFO have concluded that White Mountains’ internal control over financial reporting is effective. Management’s annual report on internal control over financial reporting is included on page F-86 of this report. The attestation report on the effectiveness of our internal control over financial reporting by PricewaterhouseCoopers LLP is included on page F-87 of this report.
There has been no change in White Mountains’ internal controls over financial reporting that occurred during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect White Mountains’ internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Reported under the captions “The Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance—Committees of the Board—Audit Committee” in the Company’s 2014 Proxy Statement, herein incorporated by reference, and under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.
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
There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors. The procedures for shareholders to nominate directors are reported under the caption “Corporate Governance—Committees of the Board—Nominating and Governance Committee” in the Company’s 2014 Proxy Statement, herein incorporated by reference.

Item 11.    Executive Compensation

Reported under the captions “Executive Compensation” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in the Company’s 2014 Proxy Statement, herein incorporated by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reported under the captions “Voting Securities and Principal Holders Thereof” and “Equity Compensation Plan Information” in the Company’s 2014 Proxy Statement, herein incorporated by reference.

Item 13.      Certain Relationships, Related Transactions and Director Independence

Reported under the caption “Transactions with Related Persons, Promoters and Certain Control Persons” and “Corporate Governance—Director Independence” in the Company’s 2014 Proxy Statement, herein incorporated by reference.

Item 14.     Principal Accountant Fees and Services

Reported under the caption “Principal Accountant Fees and Services” in the Company’s 2014 Proxy Statement, herein incorporated by reference.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

a.                                       Documents Filed as Part of the Report

The financial statements and financial statement schedules and reports of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 117 of this report. A listing of exhibits filed as part of the report appear on pages 113 through 115 of this report.

b.                                       Exhibits

Exhibit number	Name
1
Underwriting Agreement dated November 6, 2012, among OneBeacon U.S. Holdings, Inc., the Company, and Barclays Capital Inc., HSBC (USA) Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (incorporated by reference herein to Exhibit 1 of the Company’s 2012 Annual Report on Form 10-K)

2	Plan of Reorganization (incorporated by reference herein to the Company’s Registration Statement on S-4 (No. 333-87649) dated September 23, 1999)
3.1	Memorandum of Continuance of the Company (incorporated by reference herein to Exhibit (3)(i) of the Company’s Current Report on Form 8-K dated November 1, 1999)
3.2	Amended and Restated Bye-Laws of the Company (incorporated by reference herein to Exhibit 3.2 of the Company’s 2012 Annual Report on Form 10-K)
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

4.3
Indenture, dated as of November 9, 2012, among OneBeacon U.S. Holdings, Inc., the Company, and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference herein to Exhibit 4.3 of the Company’s 2012 Annual Report on Form 10-K)

4.4
First Supplemental Indenture, dated as of November 9, 2012, among OneBeacon U.S. Holdings, Inc., the Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference herein to Exhibit 4.4 of the Company’s 2012 Annual Report on Form 10-K)

10.1
Exchange Agreement dated as of March 8, 2008, by and among Berkshire Hathaway Inc., General Reinsurance Corporation, the Company and Railsplitter Holdings Corporation (incorporated by reference herein to Exhibit 2.1 of the Company’s Report on Form 8-K dated March 10, 2008)

10.2
$425,000,000 Credit Agreement, dated August 14, 2013 among the Company, as the Borrower, Wells Fargo Bank, N.A., as Administrative Agent, Swing Line Lender and Issuing Lender, and the other lenders party hereto.(incorporated by reference herein to Exhibit 10.1 of the Company’s Report on Form 10-Q dated
October 28, 2013)

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

Exhibit number	Name
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
10.13
White Mountains Long-Term Incentive Plan, as amended, (incorporated by reference to Appendix A of the Company’s Notice of 2010 Annual General Meeting of Members and Proxy Statement dated March 29, 2010)

10.14
White Mountains Long-Term Incentive Plan, as amended, (incorporated by reference to Appendix A of the Company’s Notice of 2013 Annual General Meeting of Members and Proxy Statement dated April 10, 2013)

10.15	White Mountains Bonus Plan (incorporated by reference herein to Exhibit 10.17 of the Company’s 2004 Annual Report on Form 10-K)
10.16	White Mountains Re Long Term Incentive Plan (incorporated by reference herein to Exhibit 10.12 of the Company’s 2009 Annual Report on Form 10-K)
10.17	OneBeacon Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.16 of the Company’s 2012 Annual Report on Form 10-K)
10.18	OneBeacon 2007 Long-Term Incentive Plan (incorporated by reference herein to Exhibit 10.20 of the Company’s 2009 Annual Report on Form 10-K)
10.19	First Amendment to OneBeacon 2007 Long-Term Incentive Plan (incorporated by reference herein to Exhibit 10.21 of the Company’s 2009 Annual Report on Form 10-K)
10.20	OneBeacon Insurance Group, Ltd. Non-Qualified Stock Option Agreement for T. Michael Miller (incorporated by reference herein to Exhibit 10.25 of the Company’s 2006 Annual Report on Form 10-K)
10.21	OneBeacon’s 2013 Management Incentive Plan (*)
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

10.29
Stock Purchase Agreement by and among the OneBeacon Insurance Group Ltd., OneBeacon Insurance Group LLC, Trebuchet and Armour Group Holdings Limited dated as of October 18, 2012. (incorporated by reference herein to Exhibit 10.1 of the Company’s Report on 10-Q dated October 30, 2012)

Exhibit number	Name
10.30
Amendment dated as of October 25, 2013 to Stock Purchase Agreement by and among OneBeacon Insurance Group Ltd., OneBeacon Insurance Group LLC, Trebuchet US Holdings, Inc. and Armour Group
Holdings Limited (*)

10.31
Regulation 114 Trust Agreement by and among Build America Mutual Assurance Company, HG Re Ltd. and The Bank of New York Mellon, dated as of July 20, 2012. (incorporated by reference herein to Exhibit 10.2 of the Company’s Report on 10-Q dated October 30, 2012)

10.32
Supplemental Trust Agreement by and among Build America Mutual Assurance Company, HGR Patton (Luxembourg) S.à r.l., United States of America Branch, and The Bank of New York Mellon, dated as of July 20, 2012. (incorporated by reference herein to Exhibit 10.3 of the Company’s Report on 10-Q dated
October 30, 2012)

10.33
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
101.1
The following financial information from White Mountains’ Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL: (i) Consolidated balance sheets at December 31, 2013 and December 31, 2012; (ii) Consolidated statements of operations and comprehensive income for each of the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated statements of shareholders’ equity for each of the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated statements of cash flows for each of the years ended December 31, 2013, 2012 and 2011; and (v) Notes to consolidated financial statements (*)

(*)                                Included herein.
(**)                         Not included herein as the information is contained elsewhere within report. See Note 10—“Earnings Per Share” of the accompanying consolidated financial statements.

c.                                       Financial Statement Schedules

The financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 117 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Date:	February 28, 2014	By:	/s/ J. BRIAN PALMER
J. Brian Palmer
Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RAYMOND BARRETTE	Chairman, CEO (Principal Executive Officer) and Director	February 28, 2014
Raymond Barrette
YVES BROUILLETTE*	Director	February 26, 2014
Yves Brouillette
MORGAN W. DAVIS*	Director	February 26, 2014
Morgan W. Davis
A. MICHAEL FRINQUELLI*	Director	February 26, 2014
A. Michael Frinquelli
/s/ DAVID T. FOY	Executive Vice President and CFO (Principal Financial Officer)	February 28, 2014
David T. Foy
JOHN D. GILLESPIE*	Director	February 26, 2014
John D. Gillespie
EDITH E. HOLIDAY*	Director	February 26, 2014
Edith E. Holiday
/s/ J. BRIAN PALMER	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2014
Brian Palmer
LOWNDES A. SMITH*	Director	February 26, 2014
Lowndes A. Smith
ALLAN L. WATERS*	Director	February 26, 2014
Allan L. Waters

By:	/s/ RAYMOND BARRETTE
Raymond Barrette, Attorney-in-Fact

WHITE MOUNTAINS INSURANCE GROUP, LTD.
Index to Consolidated Financial Statements and Financial Statement Schedules

CONSOLIDATED BALANCE SHEETS

	December 31,
Millions, except share and per share amounts	2013	2012
Assets
Fixed maturity investments, at fair value	$5,030.5	$5,196.2
Short-term investments, at amortized cost (which approximates fair value)	635.9	630.6
Common equity securities, at fair value	1,156.8	1,029.7
Convertible fixed maturity investments, at fair value	80.5	127.4
Other long-term investments	288.9	294.2
Total investments	7,192.6	7,278.1
Cash (restricted $56.1 and $249.8)	382.8	462.4
Reinsurance recoverable on unpaid losses	428.1	429.1
Reinsurance recoverable on paid losses	25.4	17.9
Insurance and reinsurance premiums receivable	518.9	556.3
Funds held by ceding companies	106.3	127.4
Investments in unconsolidated affiliates	321.4	387.9
Deferred acquisition costs	174.7	195.3
Deferred tax asset	512.1	569.6
Ceded unearned insurance and reinsurance premiums	92.4	91.8
Accrued investment income	39.3	45.9
Accounts receivable on unsettled investment sales	12.1	3.9
Other assets	458.1	503.0
Assets held for sale	1,880.1	2,226.8
Total assets	$12,144.3	$12,895.4
Liabilities
Loss and loss adjustment expense reserves	$3,079.3	$3,168.9
Unearned insurance and reinsurance premiums	901.4	924.1
Variable annuity benefit guarantee	52.8	441.5
Debt	676.4	751.2
Deferred tax liability	356.2	341.3
Accrued incentive compensation	218.3	159.0
Ceded reinsurance payable	71.9	116.5
Funds held under insurance and reinsurance contracts	127.1	43.7
Accounts payable on unsettled investment purchases	20.5	11.4
Other liabilities	362.9	452.8
Liabilities held for sale	1,880.1	2,226.8
Total liabilities	7,746.9	8,637.2
Equity
White Mountains’ common shareholders’ equity
White Mountains’ common shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 6,176,739 and 6,290,964 shares	6.2	6.3
Paid-in surplus	1,044.9	1,050.9
Retained earnings	2,802.3	2,542.7
Accumulated other comprehensive income (loss), after-tax:
Equity in net unrealized (losses) gains from investments in Symetra common shares	(40.4)	57.7
Net unrealized foreign currency translation gains	88.4	85.7
Pension liability and other	4.1	(11.5)
Total White Mountains’ common shareholders’ equity	3,905.5	3,731.8
Non-controlling interests
Non-controlling interest — OneBeacon Ltd.	273.7	251.4
Non-controlling interest — SIG Preference Shares	250.0	250.0
Non-controlling interest — HG Global	16.6	16.6
Non-controlling interest — BAM	(97.6)	(36.0)
Non-controlling interest — consolidated limited partnerships and A.W.G. Dewar	49.2	44.4
Total non-controlling interests	491.9	526.4
Total equity	4,397.4	4,258.2
Total liabilities and equity	$12,144.3	$12,895.4
See Notes to Consolidated Financial Statements including Note 20 for Commitments and Contingencies.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
Millions, except per share amounts	2013	2012	2011
Revenues
Earned insurance and reinsurance premiums	$1,987.3	$2,063.6	$1,924.5
Net investment income	110.9	153.6	184.5
Net realized and unrealized investment gains	161.7	118.2	74.1
Other revenue	57.5	100.3	(10.0)
Total revenues	2,317.4	2,435.7	2,173.1
Expenses
Loss and loss adjustment expenses	1,040.5	1,193.9	1,174.3
Insurance and reinsurance acquisition expenses	376.9	430.2	402.2
Other underwriting expenses	331.3	321.8	268.1
General and administrative expenses	181.3	182.2	175.3
Interest expense on debt	42.5	44.8	55.2
Total expenses	1,972.5	2,172.9	2,075.1
Pre-tax income	344.9	262.8	98.0
Income tax (expense) benefit	(76.6)	15.7	110.0
Net income from continuing operations	268.3	278.5	208.0
Gain (loss) on sale of discontinued operations, net of tax	46.6	(91.0)	658.3
Net loss from discontinued operations, net of tax	(42.1)	(24.0)	(36.7)
Income before equity in earnings of unconsolidated affiliates	272.8	163.5	829.6
Equity in earnings (losses) of unconsolidated affiliates, net of tax	36.6	29.9	(20.2)
Net income	309.4	193.4	809.4
Net loss (income) attributable to non-controlling interests	12.4	14.0	(41.5)
Net income attributable to White Mountains’ common shareholders	321.8	207.4	767.9
Other comprehensive income, net of tax:
Change in equity in net unrealized (losses) gains from investments in Symetra common shares, net of tax	(98.1)	57.7	(58.5)
Change in foreign currency translation, net of tax	2.7	39.6	(15.2)
Net change in pension liability and other, net of tax	20.8	(2.9)	(10.8)
Comprehensive income	247.2	301.8	683.4
Comprehensive (income) loss attributable to non-controlling interests	(5.2)	.8	2.8
Comprehensive income attributable to White Mountains’ common shareholders	$242.0	$302.6	$686.2
Earnings (loss) per share attributable to White Mountains’ common shareholders
Basic earnings (loss) per share
Continuing operations	$51.15	$47.41	$18.56
Discontinued operations	.74	(16.91)	78.88
Total consolidated operations	$51.89	$30.50	$97.44
Diluted earnings (loss) per share
Continuing operations	$51.15	$47.41	$18.56
Discontinued operations	.74	(16.91)	78.88
Total consolidated operations	$51.89	$30.50	$97.44
Dividends declared and paid per White Mountains’ common share	$1.00	$1.00	$1.00
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	White Mountains’ Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after-tax	Total	Non-controlling Interests	Total Equity
Balances at December 31, 2010	$1,359.0	$2,175.6	$118.4	$3,653.0	$607.8	$4,260.8
Net income	—	767.9	—	767.9	41.5	809.4
Net change in unrealized gains (losses) from investments in unconsolidated affiliates	—	—	(58.5)	(58.5)	—	(58.5)
Net change in foreign currency translation	—	—	(15.2)	(15.2)	—	(15.2)
Net change in pension liability and other accumulated comprehensive items	—	—	(8.0)	(8.0)	(2.8)	(10.8)
Comprehensive income	—	767.9	(81.7)	686.2	38.7	724.9
Dividends declared on common shares	—	(8.0)	—	(8.0)	—	(8.0)
Dividends/distributions to non-controlling interests	—	—	—	—	(61.5)	(61.5)
Issuances of common shares	0.9	—	—	0.9	—	0.9
Repurchases and retirements of common shares	(107.2)	(145.8)	—	(253.0)	—	(253.0)
Distributions to non-controlling interests in limited partnerships	—	—	—	—	(8.6)	(8.6)
Non-controlling interest attributable to intercompany sale of subsidiary	(3.4)	—	—	(3.4)	3.4	—
Amortization of restricted share and option awards	12.0	—	—	12.0	0.4	12.4
Balances at December 31, 2011	1,261.3	2,789.7	36.7	4,087.7	580.2	4,667.9
Net income (loss)	—	207.4	—	207.4	(14.0)	193.4
Net change in unrealized gains (losses) from investments in unconsolidated affiliates	—	—	57.7	57.7	—	57.7
Net change in foreign currency translation	—	—	39.6	39.6	—	39.6
Net change in pension liability and other accumulated comprehensive items	—	—	(2.1)	(2.1)	(0.8)	(2.9)
Comprehensive income (loss)	—	207.4	95.2	302.6	(14.8)	287.8
Dividends declared on common shares	—	(6.6)	—	(6.6)	—	(6.6)
Dividends/distributions to non-controlling interests	—	—	—	—	(39.1)	(39.1)
Issuances of common shares	5.8	—	—	5.8	—	5.8
Repurchases and retirements of common shares	(221.3)	(447.8)	—	(669.1)	—	(669.1)
Net contributions from non-controlling interests	—	—	—	—	1.6	1.6
Amortization of restricted share and option awards	13.6	—	—	13.6	0.8	14.4
Deconsolidation of Hamer and Bri-Mar	—	—	—	—	(4.5)	(4.5)
Allocation of fair value of net assets acquired to non-controlling interests	(2.2)	—	—	(2.2)	2.2	—
Balances at December 31, 2012	1,057.2	2,542.7	131.9	3,731.8	526.4	4,258.2
Net income (loss)	—	321.8	—	321.8	(12.4)	309.4
Net change in unrealized losses from investments in unconsolidated affiliates	—	—	(98.1)	(98.1)	—	(98.1)
Net change in foreign currency translation	—	—	2.7	2.7	—	2.7
Net change in pension liability and other accumulated comprehensive items	—	—	15.6	15.6	5.2	20.8
Comprehensive income (loss)	—	321.8	(79.8)	242.0	(7.2)	234.8
Dividends declared on common shares	—	(6.2)	—	(6.2)	—	(6.2)
Dividends/distributions to non-controlling interests	—	—	—	—	(39.7)	(39.7)
Issuances of common shares	1.0	—	—	1.0	—	1.0
Repurchases and retirements of common shares	(23.8)	(56.0)	—	(79.8)	—	(79.8)
Net contributions from non-controlling interests	—	—	—	—	11.5	11.5
Amortization of restricted share and option awards	16.7	—	—	16.7	0.9	17.6
Balances at December 31, 2013	$1,051.1	$2,802.3	$52.1	$3,905.5	$491.9	$4,397.4
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions	2013	2012	2011
Cash flows from operations:
Net income	$309.4	$193.4	$809.4
Charges (credits) to reconcile net income to net cash (used for) provided from operations:
Net realized and unrealized investment gains	(161.7)	(118.2)	(74.1)
Net (gain) loss on sale of consolidated and unconsolidated affiliates	(21.3)	—	—
Excess of fair value of acquired net assets over cost	(15.2)	(34.2)	(7.2)
Deferred income tax expense (benefit)	39.7	(16.8)	(71.0)
Undistributed equity in (earnings) loss from unconsolidated affiliates, after-tax	(36.6)	(29.9)	20.2
Net loss from discontinued operations	42.1	24.0	36.7
Net (gain) loss on sale of other discontinued operations	(46.6)	91.0	(658.3)
Other operating items:
Net change in loss and loss adjustment expense reserves	(164.6)	(172.2)	(23.4)
Net change in reinsurance recoverable on paid and unpaid losses	25.0	42.4	66.0
Net change in unearned insurance and reinsurance premiums	(12.5)	63.1	67.0
Net change in ceded reinsurance premiums payable	(28.1)	3.8	39.5
Net change in ceded unearned insurance and reinsurance premiums	1.4	—	(8.6)
Net change in insurance and reinsurance premiums receivable	12.7	(79.2)	(42.4)
Net change in variable annuity benefit guarantee liabilities	(388.7)	(327.1)	158.3
Net change in variable annuity benefit derivative instruments	29.1	192.1	57.1
Net change in deferred acquisition costs	17.1	(5.7)	(15.3)
Net change in funds held by ceding companies	14.4	(17.7)	11.6
Net change in funds held under reinsurance treaties	98.8	10.6	(42.4)
Net change in restricted cash	193.7	203.7	(166.8)
Net change in other assets and liabilities, net	63.2	(52.7)	(62.2)
Net cash (used for) provided from continuing operations	(28.7)	(29.6)	94.1
Net cash used for discontinued operations	(72.3)	(196.2)	(208.6)
Net cash used for operations	(101.0)	(225.8)	(114.5)
Cash flows from investing activities:
Net change in short-term investments	34.8	145.3	174.5
Sales of fixed maturity and convertible fixed maturity investments	3,879.8	6,040.0	3,481.9
Maturities, calls and paydowns of fixed maturity and convertible fixed maturity investments	465.8	678.4	1,163.6
Sales of common equity securities	521.1	192.4	237.8
Distributions and redemptions of other long-term investments	58.1	86.7	150.7
Sales of unconsolidated affiliates, net of cash sold and held in escrow	32.4	24.8	1,010.6
Contributions to other long-term investments	(36.3)	(96.7)	(65.8)
Funding of operational cash flows for discontinued operations	(72.3)	(196.2)	(171.8)
Purchases of common equity securities	(432.2)	(365.2)	(297.8)
Purchases of fixed maturity and convertible fixed maturity investments	(4,132.0)	(5,810.1)	(5,200.6)
Purchases of consolidated and unconsolidated affiliates (net of cash acquired of $28.5, $9.0 and $2.0)	15.9	(41.3)	(3.2)
Net change in unsettled investment purchases and sales	7.5	(22.4)	47.0
Net acquisitions of property and equipment	(13.1)	(2.3)	(5.5)
Net cash provided from investing activities — continuing operations	329.5	633.4	521.4
Net cash provided from investing activities — discontinued operations	72.3	196.2	278.2
Net cash provided from investing activities	401.8	829.6	799.6
Cash flows from financing activities:
Draw down of revolving line of credit	200.0	150.0	—
Repayment of revolving line of credit	(275.0)	(75.0)	—
Repurchase of debt	—	(275.9)	(161.6)
Issuance of debt, net of debt issuance costs	—	271.9	—
Change in capital lease obligation	(5.7)	(4.9)	23.1
Cash dividends paid to the Company’s common shareholders	(6.2)	(6.6)	(8.0)
Cash dividends paid to OneBeacon Ltd.’s non-controlling common shareholders	(19.9)	(19.8)	(42.8)
Cash dividends paid on SIG Preference Shares	(18.8)	(18.8)	(18.8)
Common shares repurchased	(79.8)	(669.1)	(253.0)
Proceeds from issuances of common shares	—	—	.9
Capital contributions from non-controlling interest of consolidated LPs	1.6	—	—
Redemptions paid to non-controlling interest of consolidated LPs	(0.7)	—	—
Purchase of interest rate cap	(9.9)	—	—
Collateral provided by interest rate cap counterparties	10.8	—	—
Capital contributions from BAM members	17.1	—	—
Net cash used for financing activities — continuing operations	(186.5)	(648.2)	(460.2)
Net cash (used for) provided from financing activities — discontinued operations	—	—	—
Net cash used for financing activities	(186.5)	(648.2)	(460.2)
Effect of exchange rate changes on cash	(0.2)	3.1	(1.5)
Net change in cash during the period	114.1	(41.3)	223.4
Net change in cash from discontinued operations	—	—	(69.6)
Cash reclassified to assets held for sale (net of cash sold of $0, $3.5, and $0)	—	2.0	(5.5)
Cash balance at beginning of year (excludes restricted cash balances of $249.8, $453.5 and $286.7 and AutoOne cash of $0, $0 and $4.7)	212.6	251.9	103.6
Cash balance at end of year (excludes restricted cash balances of $56.1, $249.8, and $453.5)	$326.7	$212.6	$251.9

See Notes to Consolidated Financial Statements.	F-4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of White Mountains Insurance Group, Ltd. (the “Company” or the “Registrant”), its subsidiaries (collectively with the Company, “White Mountains”) and other entities required to be consolidated under GAAP. The Company is an exempted Bermuda limited liability company whose principal businesses are conducted through its insurance and reinsurance subsidiaries and affiliates. The Company’s headquarters is located at 14 Wesley Street, Hamilton, Bermuda HM 11, its principal executive office is located at 80 South Main Street, Hanover, New Hampshire 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM 11. White Mountains’ reportable segments are OneBeacon, Sirius Group, HG Global/BAM and Other Operations.
The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of property and casualty insurance companies (collectively “OneBeacon”). OneBeacon is a specialty property and casualty insurance writer that offers a wide range of insurance products in the United States primarily through independent agencies, regional and national brokers, wholesalers and managing general agencies. During the third quarter of 2013, OneBeacon formed Split Rock Insurance, Ltd. (“Split Rock”), a Bermuda-based reinsurance company. As of both December 31, 2013 and 2012, White Mountains owned 75.2% of OneBeacon Ltd.’s outstanding common shares.
As discussed further in Note 2, OneBeacon entered into a definitive agreement to sell its runoff business in October 2012 (the “Runoff Transaction”) and sold its AutoOne Insurance business (“AutoOne”) in February 2012.  Accordingly, the runoff business and AutoOne are presented as discontinued operations. Assets and liabilities associated with the runoff business as of December 31, 2013 and 2012 have been presented as held for sale in the financial statements. (See Note 21 for discontinued operations.)
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
The HG Global/BAM segment consists of White Mountains’ investment in HG Global Ltd. (“HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”). During the third quarter of 2012, White Mountains capitalized HG Global with approximately $600 million to fund the start-up of BAM. BAM is a municipal bond insurer domiciled in New York that was established to provide insurance on bonds issued to support essential U.S. public purposes such as schools, utilities, core governmental functions and existing transportation facilities. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503 million of surplus notes issued by BAM (the “BAM Surplus Notes”). HG Global, through its wholly-owned subsidiary, HG Re Ltd. (“HG Re”), also provides 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. As of both December 31, 2013 and 2012, White Mountains owned 97.3% of HG Global's preferred equity and 88.7% of its common equity. White Mountains does not have an ownership interest in BAM, which is a mutual insurance company owned by its members. However, GAAP requires White Mountains to consolidate BAM’s results in its financial statements. BAM’s results are attributed to non-controlling interests.
White Mountains’ Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), White Mountains’ variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd., which is in runoff, and its U.S.-based service provider, White Mountains Financial Services LLC (collectively, “WM Life Re”), as well as various other entities not included in other segments. For 2011, the Other Operations segment also included the consolidated results of the Tuckerman Capital, LP fund (“Tuckerman Fund I”). On December 31, 2011, Tuckerman Fund I was dissolved and all of the net assets of the fund were distributed to the owners of the fund, of which White Mountains owned approximately 94%. In conjunction with the dissolution, White Mountains received a portion of the shares of Hamer, LLC (“Hamer”) and Bri-Mar Manufacturing, LLC (“Bri-Mar”), two small manufacturing companies.  Prior to the dissolution, Tuckerman Fund I was consolidated within White Mountains' financial statements.  The consolidated results of Hamer and Bri-Mar are included in the Other Operations segment from January 1, 2012 through September 30, 2012, from which point these companies are no longer consolidated by White Mountains.

White Mountains’ discontinued operations consist of Esurance Holdings, Inc. and its subsidiaries (“Esurance Insurance”), Answer Financial Inc. and its subsidiaries (“AFI”), the Runoff Transaction and AutoOne.  Esurance Insurance wrote personal auto insurance directly to customers in 30 states through its website and over the phone and also sold other lines of personal insurance for unaffiliated insurance companies.  Esurance Insurance also wrote personal auto policies through select online agents and provided other insurance products through partnerships with industry leading online providers.  Esurance Insurance earned commissions and fees by referring to unaffiliated insurance companies those shoppers that it could not underwrite because of pricing or underwriting eligibility.  AFI sold insurance online and through call centers for both Esurance Insurance and unaffiliated companies utilizing a comparison quoting platform.  The OneBeacon runoff business included assets, liabilities and capital that was principally related to non-specialty commercial lines and certain other runoff business that it no longer writes, including nearly all of its asbestos and environmental reserves (the “Runoff Business”). AutoOne was formed by OneBeacon in 2001 to provide products and services to automobile assigned risk markets primarily in New York and New Jersey.
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

Significant Accounting Policies

Investment Securities
At December 31, 2013, White Mountains’ invested assets consisted of securities and other investments held for general investment purposes.  White Mountains’ portfolio of fixed maturity investments and common equity securities held for general investment purposes are classified as trading and are reported at fair value as of the balance sheet date.  Changes in unrealized gains and losses are reported pre-tax in revenues. Realized investment gains and losses are accounted for using the specific identification method and are reported pre-tax in revenues. Premiums and discounts on all fixed maturity investments are accreted to income over the anticipated life of the investment.
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
As of December 31, 2013 and 2012, approximately 95% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturities, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturities including corporate debt, state and other governmental debt, convertible fixed maturity securities and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include White Mountains’ investments in hedge funds and private equity funds, as well as investments in certain debt securities, including asset-backed securities, where quoted market prices are unavailable. White Mountains determines when transfers between levels have occurred as of the beginning of the period. White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value. The outside pricing services used by White Mountains have indicated that if no observable inputs are available for a security, they will not provide a price. In those circumstances, White Mountains estimates the fair value using industry standard pricing models and observable inputs such as benchmark interest rates, market comparables, broker quotes, issuer spreads, bids, offers, credit rating prepayment speeds and other relevant inputs. White Mountains performs procedures to validate the market prices obtained from the outside pricing sources. Such procedures, which cover substantially all of its fixed maturity investments include, but are not limited to, evaluation of model pricing methodologies and a review of the pricing services’ quality control processes and procedures on at least an annual basis, comparison of market prices to prices obtained from a different independent pricing vendors on at least a semi-annual basis, monthly analytical reviews of certain prices, and review of assumptions utilized by the pricing service for selected measurements on an ad hoc basis throughout the year. White Mountains also performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price on an ad-hoc basis throughout the year. Prices provided by the pricing services that vary by more than 5% and $1 million from the expected price based on these procedures are considered outliers. Prices that have not changed from period to period and prices that have trended unusually compared to market conditions are also considered outliers.

In circumstances where the results of White Mountains’ review process do not appear to support the market price provided by the pricing services, White Mountains challenges the price.  During the past year, approximately thirty-five securities fell outside White Mountains’ expected results, thereby triggering the challenge with the pricing service. If White Mountains cannot gain satisfactory evidence to support the challenged price, it relies upon its own pricing methodologies to estimate the fair value of the security in question. The fair values of such securities are considered to be Level 3 measurements.
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
Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized cost, which approximated fair value as of December 31, 2013 and 2012.

Other Long-term Investments
White Mountains’ other long-term investments consist primarily of hedge funds, private equity funds and other investments in limited partnerships. White Mountains has taken the fair value option for most of its investments in hedge funds, private equity funds and other limited partnership investments. For the investments for which White Mountains has taken the fair value option, changes in fair value are reported in revenues on a pre-tax basis. For those hedge fund and private equity investments for which White Mountains has not made the fair value election, White Mountains accounts for its interests under the equity method.

Derivative Financial Instruments
White Mountains holds a variety of derivative financial instruments for both risk management and investment purposes. White Mountains recognizes all derivatives as either assets or liabilities, measured at fair value, in the consolidated balance sheets. Changes in the fair value of derivative instruments are recognized in current period pre-tax income.

Warrants
At December 31, 2012, White Mountains held warrants to purchase 9.49 million common shares of Symetra which were included as investments in unconsolidated affiliates. The Symetra warrants held by White Mountains were entitled to dividends declared to common shareholders. On June 20, 2013, White Mountains exercised its warrants in a cashless transaction and received 2.65 million common shares of Symetra in exchange for the warrants.
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
OneBeacon discounts certain of its long-term workers compensation loss and LAE reserves when such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual claim basis. OneBeacon discounts these reserves using an average discount rate which is determined based on the various assumptions including consideration of when the claims will be settled (3.5% at both December 31, 2013 and 2012). As of December 31, 2013, the discount on OneBeacon’s workers compensation loss and LAE reserves amounted to $3.0 million (excluding $61.7 million which relates to reserves classified as held for sale). As of December 31, 2012, the discount on OneBeacon’s workers compensation loss and LAE reserves amounted to $4.6 million, (excluding $77.9 million on reserves classified as discontinued operations).
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

Reinsurance premiums, commissions, expense reimbursements and reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies are reported as a reduction of premiums written. Expense allowances received in connection with reinsurance ceded have been accounted for as a reduction of the related policy acquisition costs and are deferred and amortized accordingly. Funds held by ceding companies represent amounts due to White Mountains in connection with certain assumed reinsurance agreements in which the ceding company retains a portion of the premium to provide security against future loss payments. The funds held by ceding companies are generally invested by the ceding company and a contractually agreed interest amount is credited to the Company and recognized as investment income. Funds held under insurance and reinsurance contracts represent contractual payments due to White Mountains that have been retained to secure such obligations. Such amounts are recorded as liabilities in the consolidated financial statements.
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

Municipal Bond Insurance
All of the contracts issued by BAM are accounted for as insurance contracts under ASC 944-605, Financial Guarantee Insurance Contracts. Premiums are generally received upfront and an unearned premium revenue liability, equal to the amount of the cash received, is established at contract inception. Premium revenues are recognized in revenue over the period of the contracts in proportion to the amount of insurance protection provided using a constant rate. The constant rate is calculated based on the relationship between the par outstanding in a given reporting period compared with the sum of each of the par amounts outstanding for all periods.
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

Deferred Software Costs
White Mountains capitalizes costs related to computer software developed for internal use during the application development stage of software development projects. These costs generally consist of certain external, payroll and payroll-related costs. White Mountains begins amortization of these costs once the project is completed and ready for its intended use. Amortization is on a straight-line basis and over a useful life of three to five years. At December 31, 2013 and 2012, White Mountains had unamortized deferred software costs of $23.8 million and $17.1 million.

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
Assets and liabilities relating to foreign operations are translated into the functional currency using current exchange rates; revenues and expenses are translated into the functional currency using the weighted average exchange rate for the period.  The resulting exchange gains and losses are reported as a component of net income in the period in which they arise. As of December 31, 2013 and 2012, White Mountains had unrealized foreign currency translation gains of $88.4 million and $85.7 million recorded in accumulated other comprehensive income on its consolidated balance sheet.
The following rates of exchange for the U.S. dollar have been used for the most significant operations:

Currency	Opening Rate 2013	Closing Rate 2013	Opening Rate 2012	Closing Rate 2012
Swedish kronor	6.4973	6.4339	6.8645	6.4973
British pound	0.6154	0.6044	0.6434	0.6154
Canadian dollar	0.9955	1.0625	1.0193	0.9955

Non-controlling Interest
Non-controlling interests consist of the ownership interests of non-controlling shareholders in consolidated subsidiaries, and are presented separately on the balance sheet. The portion of comprehensive income attributable to non-controlling interests is presented net of related income taxes in the statement of operations and comprehensive income. The percentage of the non-controlling shareholders’ ownership interest in OneBeacon Ltd. at both December 31, 2013 and 2012 was 24.8%.
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
White Mountains is required to consolidate BAM in its GAAP financial statements. However, since BAM is a mutual insurance company that is owned by its members, BAM's results do not affect White Mountains' common shareholders' equity as they are attributable to non-controlling interests. For the years ended December 31, 2013 and 2012, BAM reported $78.6 million and $36.3 million in pre-tax losses that have been allocated to non-controlling interest.
On May 24, 2007, Sirius International Group, Ltd. (“SIG”), an intermediate holding company of Sirius Group, issued $250.0 million non-cumulative perpetual preference shares, with a $1,000 per share liquidation preference (the “SIG Preference Shares”), and received $245.7 million of proceeds, net of $4.3 million of issuance costs and commissions. These shares were issued in an offering that was exempt from the registration requirements of the Securities Act of 1933. Holders of the SIG Preference Shares receive dividends on a non-cumulative basis when and if declared by SIG. The holders of the SIG Preference Shares have the right to elect two directors to SIG’s board in the event of non-payment of dividends for six quarterly dividend periods. The right ceases upon the payment of dividends for four quarterly periods or the redemption of the SIG Preference Shares. In addition, SIG may not declare or pay dividends on its common shares (other than stock dividends and dividends paid for purposes of any employee benefit plans of SIG and its subsidiaries) unless it is current on its most recent dividend period. The dividend rate is fixed at an annual rate of 7.506% until June 30, 2017 and dividends are paid on a semi-annual basis. After June 30, 2017, the dividend rate will be paid at a floating annual rate, equal to the greater of (1) the 3 month LIBOR plus 320 bps or (2) 7.506% and dividends will be paid on a quarterly basis. The SIG Preference Shares are redeemable solely at the discretion of SIG on or after June 30, 2017 at their liquidation preference of $1,000 per share, plus any declared but unpaid dividends. In July 2013, SIG executed a 5-year forward LIBOR cap (the “Interest Rate Cap”) for the period from June 2017 to June 2022 to protect against a significant increase in interest rates during that 5-year period. The Interest Rate Cap fixes the annual dividend rate on the SIG Preference Shares from June 2017 to June 2022 at 8.30%. The Interest Rate Cap is recorded in other assets at fair value. Changes in fair value are recorded in other revenue.

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
At December 31, 2013 and 2012, the non-controlling equity interest in White Mountains’ consolidated limited partnerships was $46.1 million and $41.5 million. At December 31, 2013 and 2012, the non-controlling equity interest in A.W.G. Dewar Inc, a subsidiary of OneBeacon, was $3.1 million and $2.8 million. On September 30, 2013, Sirius Group purchased the remaining 25.0% ownership in one of its subsidiaries, Passage2Health Limited. At December 31, 2012, the non-controlling equity interest in Passage2Health Limited was $0.2 million.

Variable Interest Entities
White Mountains consolidates a variable interest entity (“VIE”) when it has both the power to direct the activities of the VIE that most significantly impact its economic performance and either the obligation to absorb losses or the right to receive returns from the VIE that could potentially be significant to the VIE (See Note 17).

Recently Adopted Changes in Accounting Principles

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

Recent Accounting Pronouncements

Qualified Affordable Housing Projects
On January 15, 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects ("QAHP") (ASC 323). The new guidance eases the requirements for an investor to elect to account for its investment in a QAHP using the effective yield method. Prior to the issuance of the new guidance, investors had to have a letter of credit guaranteeing the availability of the tax credit allocable to the investor, had to demonstrate that the projected yield based solely on the cash flows from the guaranteed tax credits was positive and had to be a limited partner in the QAHP for both legal and tax purposes. Under the new guidance, the letter of credit requirement has been eliminated and instead, the investor must simply be able to demonstrate that the tax credit allocable to the investor will be available. Investments in QAHP not meeting the criteria in the new guidance would be accounted for under the equity method or the cost method. The election to use the effective yield method is considered an accounting policy decision that should be applied consistently to all QAHP investments. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2014. The guidance should be applied retrospectively, with early adoption permitted. White Mountains holds an investment in a QAHP which is accounted for under the equity method and is still in the process of assessing the potential effect of adoption.

Unrecognized Tax Benefits
On July 18, 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASC 740). The new ASU requires balance sheet presentation of an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward or tax credit carryforward rather than as a liability. The exception is in circumstances where a carryforward is not available to settle the additional taxes that might arise upon disallowance of the tax position under the tax law of the applicable jurisdiction. Prior to the issuance of ASU 2013-11, the guidance for unrecognized tax benefits under ASC 740 did not provide explicit guidance on whether an entity should present an unrecognized tax benefit as a liability or as a reduction of NOL carryforwards or other tax credits. In circumstances where an NOL carryforward is not available to offset settlement of any additional taxes arising from a disallowed tax position, the unrecognized tax benefit should be presented as a liability. The new guidance becomes effective for fiscal periods beginning on or after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective adoption is allowed. White Mountains will adopt ASU 2013-11 effective January 1, 2014. White Mountains is still in the process of assessing the effect of adoption, but believes adoption may result in a reclassification between taxes payable and deferred tax assets.

NOTE 2. Significant Transactions

Sale of Essentia Insurance Company
Effective January 1, 2013, OneBeacon completed the sale of Essentia Insurance Company (“Essentia”), an indirect wholly-owned subsidiary which wrote the collector cars and boats business, to Markel Corporation. Concurrently therewith, OneBeacon and Hagerty Insurance Agency (“Hagerty”) terminated their underwriting arrangement with respect to the collector cars and boats business. OneBeacon recognized a pre-tax gain on sale of $23.0 million ($15.0 million after tax) in the first quarter of 2013. The business associated with this agreement generated net written premiums of $179.7 million and $166.6 million for December 31, 2012 and 2011, or 8.0% of White Mountains’ net written premiums for both periods.

Formation of HG Global and BAM
In 2012, White Mountains capitalized HG Global with $594.5 million to fund BAM, a newly formed mutual municipal bond insurer. As of December 31, 2013, White Mountains owned 97.3% of HG Global’s preferred equity and 88.7% of its common equity. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of BAM Surplus Notes. HG Global provides first loss reinsurance protection for policies underwritten by BAM of up to 15% of par outstanding on a per policy basis through HG Re, which had statutory capital of $436.9 million and $412.0 million at December 31, 2013 and 2012. HG Re’s obligations to BAM are collateralized in trusts, and there is an aggregate loss limit that is equal to the total assets in the collateral trusts at any point in time.

Sale of OneBeacon Runoff Business
On October 17, 2012, one of OneBeacon’s indirect wholly-owned subsidiaries, OneBeacon Insurance Group LLC, entered into a definitive agreement (as amended, the “Runoff SPA”) with Trebuchet US Holdings, Inc. (“Trebuchet”), a wholly-owned subsidiary of Armour Group Holdings Limited (together with Trebuchet, “Armour”), to sell the Runoff Business (the “Runoff Transaction”). Pursuant to the terms of the Runoff SPA, at closing OneBeacon will transfer to Trebuchet all of the issued and outstanding shares of common stock of certain legal entities that will contain the assets, liabilities (including gross and ceded loss reserves) and capital supporting the Runoff Business as well as certain elements of the Runoff Business infrastructure, including staff and office space. The transaction is subject to regulatory approvals and is expected to close in mid-2014 (see Note 21).

WM Solutions
On October 15, 2013, WM Solutions acquired Empire Insurance Company (“Empire”), a runoff insurance subsidiary of Leucadia National Corporation. The transaction resulted in a gain of $7.3 million recorded in other revenue.
In the first quarter of 2013, WM Solutions acquired Ashmere Insurance Company (“Ashmere”, formerly known as American Fuji Fire and Marine Insurance Company), an American International Group, Inc. (“AIG”) runoff subsidiary. The transaction resulted in a gain of $6.9 million recorded in other revenue.
On December 3, 2012, WM Solutions acquired four runoff entities including Physicians Insurance Company of Ohio (“PICO”) and Citation Insurance Company (“Citation”) from PICO Holdings and two AIG runoff subsidiaries, Woodridge Insurance Company (“Woodridge”, formerly known as American General Indemnity Company) and Oakwood Insurance Company (“Oakwood”, formerly known as American General Property Insurance Company). The transactions resulted in a gain of $14.5 million recorded in other revenue.
On December 30, 2011, WM Solutions acquired the runoff loss reserve portfolio of Old Lyme, a Bermuda-based reinsurer in runoff, for $6.0 million in cash and a purchase note for $2.1 million (see Note 6).  The transaction resulted in a gain of $7.2 million recorded in other revenue.

Sale of AutoOne
On August 30, 2011, OneBeacon entered into a definitive agreement (the “Purchase Agreement”) to sell the AutoOne business to Interboro Holdings, Inc. (“Interboro”). On February 22, 2012, OneBeacon completed the sale of AutoOne to Interboro Holdings, Inc. (“Interboro”). OneBeacon formed AutoOne in 2001 to provide products and services to automobile assigned risk markets primarily in New York and New Jersey. OneBeacon transferred to the buyer AutoOne Insurance Company (“AOIC”) and AutoOne Select Insurance Company (“AOSIC”), which contained the assets, liabilities (including loss reserves and unearned premiums), and the capital of the AutoOne business, and transferred substantially all of the AutoOne infrastructure including systems and office space as well as certain staff.  As a result of the sale, AutoOne is reported as discontinued operations (see Note 21).

Sale of Esurance
On October 7, 2011, White Mountains completed the sale of Esurance Insurance and AFI to The Allstate Corporation (“Allstate”) for $700.0 million in excess of tangible book value.  White Mountains recorded a gain on the sale of $677.5 million in discontinued operations (see Note 21). The transaction is subject to a true-up of the estimated tangible book value of the entities sold through the date of closing and certain other contingencies (see Note 20).

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

Loss and Loss Adjustment Expense Reserve Summary
The following table summarizes the loss and LAE reserve activities of White Mountains’ insurance and reinsurance subsidiaries for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
Millions	2013	2012	2011
Gross beginning balance	$3,168.9	$5,702.3	$5,736.8
Less beginning reinsurance recoverable on unpaid losses	(429.1)	(2,507.3)	(2,344.0)
Net loss and LAE reserves	2,739.8	3,195.0	3,392.8

Less: Beginning net loss and LAE reserves for AutoOne and the Runoff Transaction(1)	—	(383.3)	(619.6)

Loss and LAE reserves acquired(2)	37.7	17.0	21.0

Losses and LAE incurred relating to:
Current year losses	1,088.9	1,235.8	1,251.0
Prior year losses	(48.4)	(41.9)	(76.7)
Total incurred losses and LAE	1,040.5	1,193.9	1,174.3

Accretion of fair value adjustment to net loss and LAE reserves	1.7	10.6	8.3
Foreign currency translation adjustment to net loss and LAE reserves	.3	12.9	.1

Loss and LAE paid relating to:
Current year losses	(336.2)	(404.7)	(387.9)
Prior year losses	(832.6)	(901.6)	(777.3)
Total loss and LAE payments	(1,168.8)	(1,306.3)	(1,165.2)

Plus: Ending net loss and LAE reserves for AutoOne and the Runoff Transaction(1)	—	—	383.3

Net ending balance	2,651.2	2,739.8	3,195.0
Plus ending reinsurance recoverable on unpaid losses	428.1	429.1	2,507.3
Gross ending balance	$3,079.3	$3,168.9	$5,702.3

(1)
Loss and LAE reserve balances from OneBeacon’s Runoff Business prior to December 31, 2012 and AutoOne prior to December 31, 2011 were not classified as held for sale. Adjustment is to present loss and LAE reserve activities for continuing operations.

(2)	Loss and LAE reserves acquired relate to WM Solutions purchases of Empire and Ashmere in 2013, PICO, Citation, Woodridge and Oakwood in 2012 and Old Lyme in 2011.

Loss and LAE development —2013
During the year ended December 31, 2013, White Mountains experienced $48.4 million of net favorable loss reserve development, which related entirely to Sirius Group. Sirius Group’s net favorable loss reserve development included $23.9 million of favorable loss reserve development on prior years’ catastrophe losses. Other major reductions in loss reserve estimates recognized included property ($16.6 million), aviation/space ($10.1 million), and accident and health ($9.2 million) lines, partially offset by an $11.8 million increase in asbestos loss reserves.
During 2013, OneBeacon experienced no net loss and LAE reserve development on prior accident year reserves. OneBeacon experienced unfavorable development primarily related to property, general liability and accident and health lines, which was offset by favorable development in its other liability and ocean marine lines.

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
OneBeacon’s net favorable loss and LAE reserve development was primarily due to lower than expected severity on losses related to professional liability lines, multiple peril liability lines and other general liability lines. With respect to the favorable loss reserve development in specialty insurance operations, at December 31, 2010, management had revised its expectations downward for future loss emergence in the professional liability business, which had initially been based on market analysis when this business was initiated in 2002 and 2003. However, during 2011, losses continued to be significantly lower than these revised expectations. As a result, management lowered its selected reserves on the earliest years which affected more recent years as total loss expectations for those years are based in part on prior years’ results. The impact of this revised estimate was a decrease to professional liability reserves of $11.5 million.
During 2010, management began separately reviewing loss reserves for some business which had been previously managed as a part of OneBeacon’s former commercial lines underwriting unit. As of December 31, 2010, the reserves for these businesses had been selected based on expected emergence that was based on the historic loss development of former commercial lines underwriting unit. However, during 2011 the actual emerged experience for these businesses was significantly lower than the expected emergence. As a result of this favorable emergence, management lowered the loss reserves for these businesses by $(14.0) million during 2011.
In addition to the development described for the lines of business above, OneBeacon also recorded a $4.3 million net decrease in reserves in other lines of business as a result of its review of loss reserves at December 31, 2011.
The net favorable loss reserve development at Sirius Group was primarily attributable to $41.2 million of favorable development on property lines including, $(13.1) million of loss reserve reductions for the 2010 Chile earthquake, partially offset by asbestos and environmental increases of $12.3 million.

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
White Mountains recognized $1.7 million, $10.6 million and $8.3 million of such charges, recorded as loss and LAE during 2013, 2012 and 2011. As of December 31, 2013, the pre-tax un-accreted adjustment was $4.7 million.

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
Substantially all of OneBeacon's reserves for unpaid loss and LAE for asbestos and environmental exposures relates to discontinued operations (see Note 21). As of December 31, 2013, the remaining unpaid loss and LAE loss reserves for asbestos and environmental exposures related to continuing operations is less than $1.0 million on both a gross and net basis at December 31, 2013.
Sirius Group's A&E exposure is primarily from reinsurance contracts written between 1974 through 1985 by acquired companies, mainly MONY Reinsurance Company and Christiania General Insurance Company. The exposures are mostly higher layer excess of loss treaty and facultative coverages with relatively low limits exposed for each claim. In 2013 and 2012, Sirius Group increased its net A&E exposure through incoming runoff portfolios acquired by White Mountains Solutions. These acquisitions added $13.0 million in net asbestos reserves and $1.0 million in net environmental reserves in 2013, and $11.0 million in net asbestos reserves and $0.7 million in net environmental reserves in 2012. The acquisition of companies having modest portfolios of A&E exposure has been typical of several prior White Mountains Solutions transactions and is likely to be an element of at least some future acquisitions. However, the acquisition of new A&E liabilities is undertaken only after careful due diligence and utilizing conservative reserving assumptions in relation to industry benchmarks. In the case of the portfolios acquired during 2013 and 2012, the exposures arise almost entirely from old assumed reinsurance contracts having small limits of liability.
Sirius Group recorded $11.8 million, $46.4 million and $10.3 million of asbestos-related incurred losses and LAE on its already existing asbestos reserves in 2013, 2012 and 2011.  The 2013 incurred losses were primarily the result of management’s monitoring of a variety of metrics including actual paid and reported claims activity as compared to the most recent in-depth analysis performed in 2012, net paid and reported survival ratios, peer comparisons, and industry benchmarks. In 2012, the increase in net asbestos losses included $14.0 million in response to Sirius Group’s quarterly monitoring of newly reported claims and $33.0 million as a result of an in-depth analysis of all treaty and facultative contracts likely to have asbestos exposure which examined total expected asbestos losses and LAE from a variety of information sources, including previous asbestos studies, reported client data and external benchmarking scenarios.  The 2011 incurred losses were primarily the result of management's monitoring of a variety of metrics including actual paid and reported claims activity, net survival ratios, peer comparisons, and industry benchmarks.
Sirius Group recorded an increase of $0.8 million and $2.0 million of environmental losses in 2013 and 2011, and a decrease of $0.5 million of environmental losses in 2012 on its already existing reserves.
Sirius Group’s net reserves for A&E losses were $193.9 million and $189.4 million at December 31, 2013 and 2012, respectively. Sirius Group’s A&E three-year net paid survival ratio was approximately 8.0 years and 9.0 years at December 31, 2013 and 2012.
White Mountains’ reserves for A&E losses at December 31, 2013 represent management’s best estimate of its ultimate liability based on information currently available. However, as case law expands, and medical and clean-up costs increase and industry settlement practices change, White Mountains may be subject to asbestos and environmental losses beyond currently estimated amounts. White Mountains cannot reasonably estimate at the present time loss reserve additions arising from any such future adverse developments and cannot be sure that allocated loss reserves, plus the remaining capacity under the NICO Cover and other reinsurance contracts, will be sufficient to cover additional liability arising from any such adverse developments.

Sirius Group

Net A&E Loss Reserve Activity	Year Ended December 31,
	2013		2012		2011
Millions	Gross	Net	Gross	Net	Gross	Net
Asbestos:
Beginning balance	$208.2	$174.2	$185.1	$146.2	$191.9	$151.5
Losses and LAE acquired	13.0	13.0	11.0	11.0	—	—
Incurred losses and LAE	12.1	11.8	46.8	46.4	13.6	10.3
Paid losses and LAE	(25.9)	(20.3)	(34.7)	(29.4)	(20.4)	(15.6)
Ending balance	207.4	178.7	208.2	174.2	185.1	146.2
Environmental:
Beginning balance	20.4	15.2	22.1	16.5	22.4	18.1
Losses and LAE acquired	1.0	1.0	.7	.7	—	—
Incurred losses and LAE	.8	.8	(.1)	(.5)	2.9	2.0
Paid losses and LAE	(1.8)	(1.8)	(2.3)	(1.5)	(3.2)	(3.6)
Ending balance	20.4	15.2	20.4	15.2	22.1	16.5
Total asbestos and environmental:
Beginning balance	228.6	189.4	207.2	162.7	214.3	169.6
Losses and LAE acquired	14.0	14.0	11.7	11.7	—	—
Incurred losses and LAE	12.9	12.6	46.7	45.9	16.5	12.3
Paid losses and LAE	(27.7)	(22.1)	(37.0)	(30.9)	(23.6)	(19.2)
Ending balance	$227.8	$193.9	$228.6	$189.4	$207.2	$162.7

NOTE 4. Third-Party Reinsurance

In the normal course of business, White Mountains’ insurance and reinsurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third-party reinsurers. White Mountains remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts. The effects of reinsurance on White Mountains’ insurance and reinsurance subsidiaries’ written and earned premiums and on losses and LAE were as follows (see Note 9 for balances related to White Mountains financial guarantee business):

	Year Ended December 31, 2013
Millions	OneBeacon	Sirius Group	Total
Written premiums:
Direct	$1,103.1	$177.3	$1,280.4
Assumed	59.8	943.1	1,002.9
Gross written premiums	1,162.9	1,120.4	2,283.3
Ceded	(74.3)	(243.8)	(318.1)
Net written premiums	$1,088.6	$876.6	$1,965.2
Earned premiums:
Direct	$1,043.3	$174.0	$1,217.3
Assumed	148.5	938.6	1,087.1
Gross earned premiums	1,191.8	1,112.6	2,304.4
Ceded	(71.4)	(246.2)	(317.6)
Net earned premiums	$1,120.4	$866.4	$1,986.8
Losses and LAE:
Direct	$584.9	$98.1	$683.0
Assumed	76.3	455.5	531.8
Gross losses and LAE	661.2	553.6	1,214.8
Ceded	(39.1)	(135.2)	(174.3)
Net losses and LAE	$622.1	$418.4	$1,040.5

	Year Ended December 31, 2012
Millions	OneBeacon	Sirius Group	Total
Written premiums:
Direct	$1,204.0	$186.1	$1,390.1
Assumed	55.2	992.7	1,047.9
Gross written premiums	1,259.2	1,178.8	2,438.0
Ceded	(80.0)	(231.1)	(311.1)
Net written premiums	$1,179.2	$947.7	$2,126.9
Earned premiums:
Direct	$1,158.3	$169.9	$1,328.2
Assumed	52.8	988.3	1,041.1
Gross earned premiums	1,211.1	1,158.2	2,369.3
Ceded	(79.1)	(226.6)	(305.7)
Net earned premiums	$1,132.0	$931.6	$2,063.6
Losses and LAE:
Direct	$687.5	$96.9	$784.4
Assumed	29.6	523.9	553.5
Gross losses and LAE	717.1	620.8	1,337.9
Ceded	(67.1)	(76.9)	(144.0)
Net losses and LAE	$650.0	$543.9	$1,193.9

	Year Ended December 31, 2011
Millions	OneBeacon	Sirius Group	Total
Written premiums:
Direct	$1,079.2	$139.5	$1,218.7
Assumed	49.1	988.6	1,037.7
Gross written premiums	1,128.3	1,128.1	2,256.4
Ceded	(65.6)	(212.4)	(278.0)
Net written premiums	$1,062.7	$915.7	$1,978.4
Earned premiums:
Direct	$1,035.9	$128.5	$1,164.4
Assumed	42.3	989.8	1,032.1
Gross earned premiums	1,078.2	1,118.3	2,196.5
Ceded	(66.0)	(206.0)	(272.0)
Net earned premiums	$1,012.2	$912.3	$1,924.5
Losses and LAE:
Direct	$551.8	$80.0	$631.8
Assumed	9.2	627.8	637.0
Gross losses and LAE	561.0	707.8	1,268.8
Ceded	(12.7)	(81.8)	(94.5)
Net losses and LAE	$548.3	$626.0	$1,174.3

OneBeacon
In the normal course of business, OneBeacon purchases reinsurance from high-quality, highly rated, third-party reinsurers in order to minimize loss from large losses or catastrophic events.
The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could be material to OneBeacon’s operating results and financial position. Examples of catastrophes include losses caused by earthquakes, wildfires, hurricanes and other types of storms and terrorist acts. The extent of losses caused by catastrophes is a function of the amount and type of insured exposure in the area affected by the event as well as the severity of the event. OneBeacon uses models (primarily AIR Worldwide (“AIR”) Classic/2 version 15.0) to estimate the potential losses from catastrophes. OneBeacon uses this model output in conjunction with other data to manage its exposure to catastrophe losses through individual risk selection and by limiting its concentration of insurance written in catastrophe-prone areas such as coastal regions. In addition, OneBeacon imposes wind deductibles on existing coastal windstorm exposures.
Since the terrorist attacks of September 11, 2001, OneBeacon has sought to mitigate the risk associated with any future terrorist attacks by limiting the aggregate insured value of policies in geographic areas with exposure to losses from terrorist attacks. This is accomplished by either limiting the total insured values exposed, or, where applicable, through the use of terrorism exclusions.
In December 2007, the U.S. government extended the Terrorism Risk Insurance Program Reauthorization Act (the “Terrorism Act” or “TRIPRA”) until December 31, 2014. The Terrorism Act established a federal “backstop” for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest. As extended, the law now also covers domestic acts of terrorism. The law limits the industry’s aggregate liability by requiring the federal government to share 85% of certified losses once a company meets a specific retention or deductible as determined by its prior year’s direct written premiums and limits the aggregate liability to be paid by the government and industry without further action by Congress at $100.0 billion. In exchange for this “backstop,” primary insurers are required to make coverage available to commercial insureds for losses from acts of terrorism as specified in the Terrorism Act. The following types of coverage are excluded from the program: commercial automobile, burglary and theft, surety, farmowners multi-peril and all professional liability coverage except directors and officers coverage.
OneBeacon estimates its individual retention level for commercial policies subject to the Terrorism Act to be approximately $100.0 million in 2014. The federal government will pay 85% of covered terrorism losses that exceed OneBeacon’s or the industry’s retention levels in 2014, up to a total of $100.0 billion.
OneBeacon seeks to further reduce its potential loss from catastrophe exposures through the purchase of catastrophe reinsurance. Effective May 1, 2013, OneBeacon renewed its property catastrophe reinsurance program through April 30, 2014. The program provides coverage for OneBeacon’s property business as well as certain acts of terrorism. Under the program, the first $20.0 million of losses resulting from any single catastrophe are retained and $117.0 million of the next $130.0 million of losses resulting from the catastrophe are reinsured in three layers. OneBeacon retains 50% of losses from $20.0 million to $30.0 million, 10% of losses from $30.0 million to $70.0 million, and 5% of losses from $70.0 million to $150.0 million. Thus, for a $150.0 million loss, OneBeacon would retain $33.0 million. Losses above $150.0 million are not covered by the property catastrophe program. In the event of a catastrophe, OneBeacon’s property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium. This $150.0 million limit was reduced from the $180.0 million limit that OneBeacon’s previous catastrophe reinsurance program provided, as a result of lower catastrophe exposure as a specialty-focused company.
OneBeacon’s property catastrophe reinsurance program does not cover property losses resulting from any nuclear events or biological, chemical or radiological terrorist attacks or losses resulting from acts of terrorism as defined under the Terrorism Act, committed by an individual or individuals acting on behalf of any foreign person or foreign interest, as well as domestic acts of terrorism. Such losses are subject to coverage provided to insurance companies by TRIPRA.
OneBeacon purchases property-per-risk reinsurance coverage to reduce large loss volatility. The property-per-risk reinsurance program reinsures losses in excess of $10.0 million up to $100.0 million on certain risks. Individual risk facultative reinsurance is purchased above $100.0 million. OneBeacon retains 5% for losses in excess of $20.0 million up to $40.0 million and 10% of losses in excess of $40.0 million. The property-per-risk treaty also provides one limit of reinsurance protection for losses in excess of $10.0 million up to $100.0 million for acts of foreign terrorism. However, any nuclear events, or biological, chemical or radiological terrorist attacks are not covered.

OneBeacon also maintains a casualty reinsurance program that provides protection for individual policies involving general liability, automobile liability, professional liability or umbrella liability. OneBeacon's healthcare professional liability treaty covers losses in excess of $5.0 million up to $20.0 million in two layers. The first layer, $5.0 million excess of $5.0 million, has a 10% co-participation. All other casualty business is covered in a separate treaty covering losses in excess of $5.0 million up to $21.0 million. This treaty has a 10.0% co-participation in the first layer ($6.0 million in excess of $5.0 million) as well as a $3.0 million aggregate deductible, and a 5% co-participation in the second layer ($10.0 million in excess of $11.0 million). OneBeacon also purchases a treaty to protect against large workers compensation losses that covers 100% of the loss in excess of $1.0 million up to $10.0 million per occurrence. Additionally, for casualty and/or workers compensation catastrophe losses, OneBeacon maintains a dedicated clash treaty that covers up to $60.0 million in excess of a $10.0 million retention.
OneBeacon purchases a per-occurrence treaty for inland and ocean marine business that protects against large occurrences, whether a single large claim or a catastrophe. The marine treaty attaches at $2.0 million per occurrence. The first layer of the marine treaty is $5.0 million in excess of $2.0 million, with annual aggregate deductibles of $1.5 million for individual ocean marine large claims, $1.5 million for individual inland marine large claims and $5.0 million for catastrophe losses. OneBeacon retains 60% of the loss from $2.0 million up to $7.0 million. Catastrophe coverage is provided up to $60.0 million. Retained catastrophe losses are subject to the corporate catastrophe treaty. Individual risk losses from inland marine exceeding $20.0 million are subject to the corporate property per risk treaty. Reinstatement premiums are paid in full or in part depending on the layer and the occurrence if the coverage is attached. OneBeacon also purchases reinsurance for its surety underwriting operating segment which covers 100% of losses in excess of $5.0 million up to $30.0 million per bond and up to $60.0 million in aggregate.
At December 31, 2013, OneBeacon had $9.7 million and $80.2 million of reinsurance recoverables on paid and unpaid losses. Reinsurance contracts do not relieve OneBeacon of its obligation to its policyholders. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. Uncollectible amounts historically have not been significant.
The following table summarizes Standard & Poor’s Financial Services LLC (“Standard & Poor’s”) ratings for OneBeacon’s reinsurers. The reinsurance balances associated with the Runoff Business are included in discontinued operations (see Note 21).

Standard & Poor’s Rating(1)	Balance at December 31, 2013	% of Total
AA	$26.4	30%
A	56.1	62%
BBB+, Not rated and other	7.4	8%
Total	$89.9	100%
(1)  Standard & Poor’s ratings as detailed above are: “AA” (Very strong), “A” (Strong) and “BBB+” (Adequate).

Sirius Group
Sirius Group's reinsurance protection primarily consists of pro-rata and excess of loss protections to cover A&H, aviation, trade credit, and certain property exposures. Sirius Group's core proportional property reinsurance programs provide protection for parts of the non-proportional treaty accounts written in Europe, the Americas, Asia, the Middle East, and Australia.  These reinsurance protections are designed to increase underwriting capacity where appropriate, and to reduce exposure both to large catastrophe losses and to a frequency of smaller loss events.  Attachment points and coverage limits vary by region around the world. In addition to its proportional reinsurance, Sirius Group also purchases excess of loss reinsurance protection for $15.0 million in excess of a retention of $5.0 million for the facultative and direct property portfolios written by the Stockholm, Hamburg and London branches (excluding business written in the United States).  Syndicate 1945 has a reinsurance cover of $10.0 million in excess of $5.0 million for the facultative and direct property portfolio. An additional $15.0 million of reinsurance protection in excess of the $20.0 million coverage is in place for the facultative and direct property portfolios written by the Hamburg and Stockholm branches. At January 1, 2014, an additional $2.5 million of second loss coverage was purchased for the facultative and direct property portfolios written by the Hamburg, Stockholm and London branches in excess of a retention of $2.5 million. Sirius Group also has $5.0 million of protection in excess of a retention of $5.0 million for the London branch and Syndicate 1945 for facultative and direct U.S.-catastrophe exposed business, which was renewed through June 30, 2014.

Sirius Group has in place excess of loss retrocessional coverage for its non-U.S. and non-Japan earthquake-related exposures. This cover was renewed for one year at April 1, 2013, providing $40.0 million of reinsurance protection in excess of Sirius Group's retention of $35.0 million and a further $15.8 million of partially placed coverage in excess of $75.0 million.
In addition, Sirius Group periodically purchases industry loss warranty (“ILW”) contracts to augment its overall retrocessional program. A European windstorm and flood ILW totaling $7.5 million in coverage and attaching at a market event level of €5.0 billion or greater ($6.9 billion based on the December 31, 2013 EUR to USD exchange rate) was purchased in October 2013 and remains in force throughout 2014. Two additional ILWs were purchased at January 1, 2014, in force through March 31, 2014, totaling $10.0 million in coverage for European windstorm and flood attaching at a market event level of $7.5 billion.
Sirius Group's aviation reinsurance program is intended to reduce exposure to a frequency of small losses, a single large loss, or a combination of both.  For the proportional and facultative aviation portfolios, reinsurance protection purchases are generally for coverage on losses from events that cause a market loss in excess of $150.0 million up to a full policy limit of $2.25 billion. This program is in effect through November 2014. For the non-proportional aviation portfolio, reinsurance protection includes a 15% quota share treaty. In addition, the non-proportional portfolio is protected by ILWs with a limit of $30.5 million. The ILWs attach at industry loss levels between $350.0 million and $1.0 billion.
For the marine yacht portfolio written by the London branch and Syndicate 1945, reinsurance coverage is in place for $9.8 million in excess of a retention of $0.3 million.
For accident and health, Sirius Group has excess of loss protection covering personal accident and life of €10.0 million ($13.8 million based on the December 31, 2013 EUR to USD exchange rate) of protection in excess of a €5.0 million ($6.9 million based on the December 31, 2013 EUR to USD exchange rate) retention for the Stockholm, Hamburg, Liege and Singapore branches. In addition, the Sirius America’s direct insurance portfolio includes quota share reinsurance of various percentages.
For 2013, Sirius Group ceded 20% and 50% of its trade credit and bond business, respectively, under a quota share retrocession, which supported growth in this line.  The treaty was renewed for 2014 at the same cession percentages.
For 2013, Sirius Group also ceded 30% of the direct contingency business written in the London branch and Syndicate 1945 on a proportional basis. The treaty was renewed at January 1, 2014.
Almost all of Sirius Group's excess of loss reinsurance protections, excluding ILWs which tend to cover only one loss event, include provisions that reinstate coverage at a cost of 100% or more of the original reinsurance premium.
At December 31, 2013, Sirius Group had $15.7 million of reinsurance recoverables on paid losses and $347.9 million of reinsurance recoverables on unpaid losses that will become recoverable if claims are paid in accordance with current reserve estimates. Because retrocessional reinsurance contracts do not relieve Sirius Group of its obligation to its insureds, the collectability of balances due from Sirius Group's reinsurers is critical to its financial strength. Sirius Group monitors the financial strength and ratings of retrocessionaires on an ongoing basis.
The following table provides a listing of Sirius Group’s gross and net recoverable amounts by the reinsurer’s Standard & Poor’s rating and the percentage of total recoverables.

Rating(1)	Gross	Collateral	Net	% of Net Total
AAA	$62.9	$—	$62.9	19%
AA	60.6	4.5	56.1	17%
A	127.5	1.6	125.9	39%
BBB+	21.0	—	21.0	7%
BBB or lower	16.6	—	16.6	5%
Not rated	75.0	31.5	43.5	13%
Total	$363.6	$37.6	$326.0	100%
(1) Standard & Poor’s ratings as detailed above are: “AAA” (Extremely strong), “AA” (Very strong), “A” (Strong), and “BBB+” and “BBB” (Adequate).

NOTE 5. Investment Securities

Net Investment Income
White Mountains’ net investment income is comprised primarily of interest income associated with White Mountains’ fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments.
Pre-tax net investment income for 2013, 2012 and 2011 consisted of the following:

	Year Ended December 31,
Millions	2013	2012	2011
Investment income:
Fixed maturity investments	$100.5	$132.0	$166.2
Short-term investments	3.4	3.1	4.5
Common equity securities	20.5	22.2	15.4
Convertible fixed maturity investments	2.9	6.0	5.5
Other long-term investments	3.0	3.1	4.2
Interest on funds held under reinsurance treaties	.3	.6	(.4)
Total investment income	130.6	167.0	195.4
Third-party investment expenses	(19.7)	(13.4)	(10.9)
Net investment income, pre-tax	$110.9	$153.6	$184.5
Net Realized and Unrealized Investment Gains and Losses
Net realized and unrealized investment gains and losses consisted of the following:

	Year Ended December 31,
Millions	2013	2012	2011
Net realized investment gains, pre-tax	$104.5	$68.1	$68.3
Net unrealized investment gains, pre-tax	57.2	50.1	5.8
Net realized and unrealized investment gains, pre-tax	161.7	118.2	74.1
Income tax expense attributable to net realized and unrealized investment gains	(21.9)	(26.8)	(18.1)
Net realized and unrealized investment gains, after tax	$139.8	$91.4	$56.0

Net realized investment gains (losses)
Net realized investment gains (losses) for 2013, 2012 and 2011 consisted of the following:

	Year ended December 31, 2013
Millions	Net realized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings
Fixed maturity investments	$8.6	$(15.0)	$(6.4)
Short-term investments	.1	—	.1
Common equity securities	104.5	(3.7)	100.8
Convertible fixed maturity investments	1.0	—	1.0
Other long-term investments	7.5	1.4	8.9
Forward contracts	.1	—	.1
Net realized investment gains (losses), pre-tax	121.8	(17.3)	104.5
Income taxes attributable to realized investment gains (losses)	(30.0)	5.5	(24.5)
Net realized investment gains (losses), after-tax	$91.8	$(11.8)	$80.0

	Year ended December 31, 2012
Millions	Net realized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings
Fixed maturity investments	$82.5	$(2.5)	$80.0
Short-term investments	—	(4.3)	(4.3)
Common equity securities	1.3	—	1.3
Convertible fixed maturity investments	(8.2)	(1.8)	(10.0)
Other long-term investments	1.4	—	1.4
Forward contracts	(.3)	—	(.3)
Net realized investment gains (losses), pre-tax	76.7	(8.6)	68.1
Income taxes attributable to realized investment gains (losses)	(23.8)	2.2	(21.6)
Net realized investment gains (losses), after-tax	$52.9	$(6.4)	$46.5

	Year ended December 31, 2011
Millions	Net realized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings
Fixed maturity investments	$49.4	$(38.3)	$11.1
Short-term investments	—	(9.9)	(9.9)
Common equity securities	34.6	—	34.6
Convertible fixed maturity investments	(2.2)	—	(2.2)
Other long-term investments	35.2	(0.5)	34.7
Net realized investment gains (losses), pre-tax	117.0	(48.7)	68.3
Income taxes attributable to realized investment gains (losses)	(37.0)	12.8	(24.2)
Net realized investment gains (losses), after-tax	$80.0	$(35.9)	$44.1

Net unrealized investment gains (losses)
The following table summarizes net unrealized investment gains (losses) and changes in the carrying value of investments measured at fair value:

	Year ended December 31, 2013
Millions	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total net unrealized gains (losses) reflected in earnings
Fixed maturity investments	$(93.9)	$15.3	$(78.6)
Short-term investments	.1	—	.1
Common equity securities	119.2	(0.4)	118.8
Convertible fixed maturity investments	3.2	—	3.2
Other long-term investments	10.3	3.4	13.7
Forward contracts	—	—	—
Net unrealized investment gains (losses), pre-tax	38.9	18.3	57.2
Income taxes attributable to unrealized investment gains (losses)	8.2	(5.6)	2.6
Net unrealized investment gains (losses), after-tax	$47.1	$12.7	$59.8

	Year ended December 31, 2012
Millions	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total net unrealized gains (losses) reflected in earnings
Fixed maturity investments	$18.5	$(45.9)	$(27.4)
Short-term investments	—	.1	.1
Common equity securities	65.9	(.1)	65.8
Convertible fixed maturity investments	1.1	—	1.1
Other long-term investments	13.2	(2.7)	10.5
Net unrealized investment gains (losses), pre-tax	98.7	(48.6)	50.1
Income taxes attributable to unrealized investment gains (losses)	(17.9)	12.7	(5.2)
Net unrealized investment gains (losses), after-tax	$80.8	$(35.9)	$44.9

	Year ended December 31, 2011
Millions	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total net unrealized gains (losses) reflected in earnings
Fixed maturity investments	$7.6	$68.9	$76.5
Short-term investments	—	(1.1)	(1.1)
Common equity securities	(40.6)	(1.8)	(42.4)
Convertible fixed maturity investments	(11.5)	—	(11.5)
Other long-term investments	(19.1)	3.4	(15.7)
Net unrealized investment gains (losses), pre-tax	(63.6)	69.4	5.8
Income taxes attributable to unrealized investment gains (losses)	24.0	(17.9)	6.1
Net unrealized investment gains (losses), after-tax	$(39.6)	$51.5	$11.9

White Mountains recognized gross realized investment gains of $221.4 million, $162.2 million and $191.6 million and gross realized investment losses of $116.9 million, $94.1 million and $123.3 million on sales of investment securities during 2013, 2012 and 2011. As of December 31, 2013 and 2012, White Mountains reported $20.5 million and $11.4 million in accounts payable on unsettled investment purchases and $12.1 million and $3.9 million in accounts receivable on unsettled investment sales.
The following table summarizes the amount of total gains (losses) included in earnings attributable to unrealized investment gains (losses) for Level 3 investments for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
Millions	2013	2012	2011
Fixed maturity investments	$(2.3)	$7.7	$(12.2)
Common equity securities	.9	3.0	(16.6)
Convertible fixed maturity investments	—	—	—
Other long-term investments	11.2	7.0	(16.8)
Total net unrealized investment gains (losses), pre-tax - Level 3 investments	$9.8	$17.7	$(45.6)

The components of White Mountains’ net realized and unrealized investment gains (losses), after-tax, as recorded on the statements of operations and comprehensive income were as follows:

	Year Ended December 31,
Millions	2013	2012	2011
Net change in pre-tax unrealized gains (losses) on investments in unconsolidated affiliates	$(106.4)	$62.8	$(63.6)
Income taxes	8.3	(5.1)	5.1
Net change in unrealized gains (losses) on investments in unconsolidated affiliates, after tax	(98.1)	57.7	(58.5)
Net realized and unrealized foreign currency gains (losses) on investments through OCI	11.3	95.5	(41.7)
Total investments gains (losses) through accumulated other comprehensive income	(86.8)	153.2	(100.2)
Net realized and unrealized investment gains, after-tax	139.8	$91.4	$56.0
Total investment gains (losses) recorded during the period, after-tax	$53.0	$244.6	$(44.2)

Investment Holdings
The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses, and carrying values of White Mountains’ fixed maturity investments as of December 31, 2013 and 2012, were as follows:

	December 31, 2013
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
US Government and agency obligations	$365.5	$.5	$(1.0)	$(2.5)	$362.5
Debt securities issued by corporations	2,330.7	44.0	(13.2)	(14.3)	2,347.2
Municipal obligations	18.3	—	(.4)	—	17.9
Mortgage-backed and asset-backed securities	2,027.3	2.4	(9.9)	(5.3)	2,014.5
Foreign government, agency and provincial obligations	444.2	3.7	(3.2)	(4.8)	439.9
Preferred stocks	79.9	5.1	—	(.2)	84.8
Total fixed maturity investments including assets held for sale	$5,265.9	$55.7	$(27.7)	$(27.1)	$5,266.8
Fixed maturity investments reclassified to assets held for sale (1)					(236.3)
Total fixed maturity investments					$5,030.5

(1)	Assets held for sale related to discontinued operations. See Note 21.

	December 31, 2012
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
US Government and agency obligations	$440.4	$1.0	$(.1)	$(1.2)	$440.1
Debt securities issued by corporations	2,321.4	88.3	(1.6)	(23.0)	2,385.1
Municipal obligations	5.3	—	(0.1)	—	5.2
Mortgage-backed and asset-backed securities	2,081.0	25.1	(1.1)	(9.4)	2,095.6
Foreign government, agency and provincial obligations	526.6	6.9	(3.0)	(8.6)	521.9
Preferred stocks	79.9	6.7	—	(.2)	86.4
Total fixed maturity investments including assets held for sale	$5,454.6	$128.0	$(5.9)	$(42.4)	$5,534.3
Fixed maturity investments reclassified to assets held for sale (1)					(338.1)
Total fixed maturity investments					$5,196.2

(1)	Assets held for sale related to discontinued operations. See Note 21.

The weighted average duration of White Mountains’ fixed income portfolio at December 31, 2013 was approximately 2.1 years, including short-term investments, and approximately 2.4 years excluding short-term investments.
The cost or amortized cost and carrying value of White Mountains’ fixed maturity investments and convertible fixed maturity investments at December 31, 2013 is presented below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2013
Millions	Cost or amortized cost	Carrying value
Due in one year or less	$491.2	$490.7
Due after one year through five years	2,376.7	2,389.3
Due after five years through ten years	321.0	322.2
Due after ten years	41.5	45.8
Mortgage-backed and asset-backed securities	2,027.3	2,014.5
Preferred stocks	79.9	84.8
Total	$5,337.6	$5,347.3

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses, and carrying values of White Mountains’ common equity securities, convertible fixed maturity investments and other long-term investments as of December 31, 2013 and 2012 were as follows:

	December 31, 2013
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
Common equity securities	$890.2	$271.0	$(3.6)	$(.8)	$1,156.8
Convertible fixed maturity investments	$71.7	$9.9	$(.9)	$(.2)	$80.5
Other long-term investments	$238.3	$79.6	$(26.6)	$(2.4)	$288.9

	December 31, 2012
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
Common equity securities	$895.2	$143.4	$(8.8)	$(.1)	$1,029.7
Convertible fixed maturity investments	$121.7	$6.1	$(.4)	$—	$127.4
Other long-term investments	$257.2	$65.9	$(22.8)	$(6.1)	$294.2

Proceeds from the sales and maturities of investments, excluding short-term investments, totaled $4,924.8 million, $6,997.5 million and $5,034.0 million for the years ended December 31, 2013, 2012 and 2011.

Investments Held on Deposit or as Collateral
As of December 31, 2013 and 2012, investments of $170.4 million and $169.9 million, respectively, were held in trusts required to be maintained in relation to various reinsurance agreements. White Mountains’ consolidated insurance and reinsurance operations are required to maintain deposits with certain insurance regulatory agencies in order to maintain their insurance licenses. The fair value of such deposits which are included within total investments totaled $290.7 million and $319.3 million as of December 31, 2013 and 2012.
As of December 31, 2013 and 2012, OneBeacon held unrestricted collateral from its customers, which is included in cash and invested assets, relating to its surety business of $63.3 million and $5.9 million. The obligation to return these funds is included in funds held under insurance and reinsurance contracts in the consolidated balance sheets.
As of December 31, 2013 and 2012, White Mountains held $23.2 million and $138.7 million of restricted collateral in the form of fixed maturities and $2.0 million and $5.1 million of restricted collateral in the form of short-term investments associated with variable annuity reinsurance and interest rate cap agreements. See Note 8.

Fair value measurements at December 31, 2013
White Mountains used quoted market prices or other observable inputs to determine fair value for the 95% of its investment portfolio. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs consist of fixed maturity investments including corporate debt, state and other governmental debt, convertible fixed maturity securities and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include White Mountains’ investments in hedge funds and private equity funds, as well as investments in certain debt securities where quoted market prices are unavailable. White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value. The outside pricing services used by White Mountains have indicated that if no observable inputs are available for a security, they will not provide a price. In those circumstances, White Mountains estimates the fair value using industry standard pricing models and observable inputs such as benchmark interest rates, market comparables, broker quotes, issuer spreads, bids, offers, credit rating, prepayment speeds and other relevant inputs. White Mountains performs procedures to validate the market prices obtained from the outside pricing sources. Such procedures, which cover substantially all of its fixed maturity investments include, but are not limited to, evaluation of model pricing methodologies and review of the pricing services’ quality control processes and procedures on at least an annual basis, comparison of market prices to prices obtained from different independent pricing vendors on at least a semi-annual basis, monthly analytical reviews of certain prices, and review of assumptions utilized by the pricing service for selected measurements on an ad hoc basis throughout the year. White Mountains also performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price on an ad-hoc basis throughout the year. Prices provided by the pricing services that vary by more than 5% and $1.0 million from the expected price based on these procedures are considered outliers. In circumstances where the results of White Mountains’ review process do not appear to support the market price provided by the pricing services, White Mountains challenges the price. If White Mountains cannot gain satisfactory evidence to support the challenged price, it relies upon its own pricing methodologies to estimate the fair value of the security in question. The fair values of such securities are considered to be Level 3 measurements.
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
In addition to the investments described above, White Mountains has $86.3 million and $79.7 million of investment-related liabilities recorded at fair value and included in other liabilities as of December 31, 2013 and 2012.  These liabilities relate to securities that have been sold short by limited partnerships in which White Mountains has investments and is required to consolidate under GAAP.  All of the liabilities included have a Level 1 designation.

Fair Value Measurements by Level
The following tables summarize White Mountains’ fair value measurements for investments at December 31, 2013 and 2012 by level. The fair value measurements for derivative assets associated with White Mountains’ variable annuity business are presented in Note 8.

	December 31, 2013
Millions	Fair value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturity investments:
U.S. Government and agency obligations	$362.5	$295.8	$66.7	$—
Debt securities issued by corporations:
Consumer	754.4	—	754.4	—
Financials	434.4	—	434.4	—
Industrial	281.1	—	281.1	—
Communications	265.0	—	265.0	—
Utilities	173.6	—	173.6	—
Energy	159.7	—	159.7	—
Basic Materials	149.1	—	149.1	—
Technology	91.2	—	91.2	—
Other	38.7	—	38.7	—
Total debt securities issued by corporations:	2,347.2	—	2,347.2	—

Mortgage-backed and asset-backed securities	2,014.5	—	1,992.5	22.0
Foreign government, agency and provincial obligations	439.9	44.5	395.4	—
Preferred stocks	84.8	—	13.8	71.0
Municipal obligations	17.9	—	17.9	—
Total fixed maturity investments (1)	5,266.8	340.3	4,833.5	93.0

Short-term investments	635.9	621.5	14.4	—

Common equity securities:
Financials	360.4	314.3	—	46.1
Consumer	308.2	308.2	—	—
Industrial	105.4	105.4	—	—
Energy	78.6	78.6	—	—
Technology	60.6	60.6	—	—
Communications	57.1	57.1	—	—
Basic materials	53.4	53.4	—	—
Utilities	34.3	34.3	—	—
Other	98.8	24.5	74.3	—
Total common equity securities	1,156.8	1,036.4	74.3	46.1
Convertible fixed maturity investments	80.5	—	74.4	6.1
Other long-term investments (2)	262.4	—	—	262.4
Total investments	$7,402.4	$1,998.2	$4,996.6	$407.6

(1)	Carrying value includes $236.3 that is classified as assets held for sale relating to discontinued operations.

(2)	Excludes carrying value of $26.6 associated with other long-term investment limited partnerships accounted for using the equity method and $(.1) related to currency forward contracts.

	December 31, 2012
Millions	Fair value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturity investments:
U.S. Government and agency obligations	$440.1	$369.1	$71.0	$—
Debt securities issued by corporations:
Consumer	727.1	—	727.1	—
Financials	401.4	1.0	400.4	—
Industrial	330.8	—	330.8	—
Communications	276.1	—	276.1	—
Utilities	204.2	—	204.2	—
Basic materials	189.1	—	189.1	—
Energy	181.5	—	181.5	—
Technology	54.0	—	54.0	—
Other	20.9	—	20.9	—
Total debt securities issued by corporations:	2,385.1	1.0	2,384.1	—

Mortgage-backed and asset-backed securities	2,095.6	—	2,073.5	22.1
Foreign government, agency and provincial obligations	521.9	52.1	469.8	—
Preferred stocks	86.4	—	15.6	70.8
Municipal obligations	5.2	—	5.2	—
Total fixed maturity investments(1)	5,534.3	422.2	5,019.2	92.9

Short-term investments	630.6	630.6	—	—

Common equity securities:
Financials	324.5	286.3	.9	37.3
Consumer	255.6	255.6	—	—
Basic materials	103.3	103.3	—	—
Energy	101.0	101.0	—	—
Technology	55.0	55.0	—	—
Utilities	43.6	43.4	.2	—
Industrial	41.9	41.9	—	—
Communications	35.2	35.2	—	—
Other	69.6	11.2	58.4	—
Total common equity securities	1,029.7	932.9	59.5	37.3
Convertible fixed maturity investments	127.4	—	127.4	—
Other long-term investments(2)	259.3	—	—	259.3
Total investments	$7,581.3	$1,985.7	$5,206.1	$389.5

(1)	Carrying value includes $338.1 that is classified as assets held for sale relating to discontinued operations.

(2)	Excludes carrying value of $35.0 associated with other long-term investment limited partnerships accounted for using the equity method and $(.1) related to currency forward contracts.

Debt securities issued by corporations
The following table summarizes the ratings of the corporate debt securities held in White Mountains’ investment portfolio as of December 31, 2013 and 2012:

	Fair Value at
	December 31,
Millions	2013	2012
AAA	$—	$—
AA	228.8	193.4
A	1,039.5	1,061.0
BBB	1,075.5	1,116.9
BB	—	7.0
Other	3.4	6.8
Debt securities issued by corporations(1)	$2,347.2	$2,385.1

(1)	Credit ratings are assigned based on the following hierarchy: 1) Standard & Poor’s and 2) Moody’s.

Mortgage-backed, Asset-backed Securities
White Mountains purchases commercial and residential mortgage-backed securities with the goal of maximizing risk adjusted returns in the context of a diversified portfolio. White Mountains’ non-agency commercial mortgage-backed portfolio (“CMBS”) is generally short-term and structurally senior, with more than 25 points of subordination on average for both fixed rate CMBS and floating rate CMBS as of December 31, 2013.  In general, subordination represents the percentage principal loss on the underlying collateral that would be absorbed by other securities lower in the capital structure before the more senior security incurs a loss. White Mountains believes these levels of protection will mitigate the risk of loss.  As of December 31, 2013, on average less than 1% of the underlying loans were reported as non-performing for all non-agency CMBS held by White Mountains. White Mountains is not an originator of residential mortgage loans. White Mountains’ investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage-backed securities at December 31, 2013. White Mountains considers sub-prime mortgage-backed securities as those that have underlying loan pools that exhibit weak credit characteristics, or those that are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., White Mountains considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics).

White Mountains categorizes mortgage-backed securities as “non-prime” (also called “Alt A” or “A-”) if they are backed by collateral that has overall credit quality between prime and sub-prime based on White Mountains’ review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. White Mountains’ non-agency residential mortgage-backed portfolio is generally moderate-term and structurally senior. White Mountains does not own any collateralized loan obligations. White Mountains does not own any collateralized debt obligations, with the exception of $41.8 million of non-agency residential mortgage resecuritization tranches, each a senior tranche in its own right and each collateralized by a single earlier vintage Super Senior or Senior non-agency residential mortgage backed security.

	December 31, 2013			December 31, 2012
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
GNMA	$512.3	$512.3	$—	$1,013.4	$1,013.4	$—
FNMA	81.2	81.2	—	74.6	74.6	—
FHLMC	91.3	91.3	—	55.8	55.8	—
Total Agency(1)	684.8	684.8	—	1,143.8	1,143.8	—
Non-agency:
Residential	125.7	125.7	—	160.6	160.6	—
Commercial	282.3	282.3	—	334.1	334.1	—
Total Non-agency	408.0	408.0	—	494.7	494.7	—

Total mortgage-backed securities	1,092.8	1,092.8	—	1,638.5	1,638.5	—
Asset-backed securities:
Credit card receivables	311.4	289.4	22.0	173.5	151.4	22.1
Vehicle receivables	365.0	365.0	—	233.2	233.2	—
Other	245.3	245.3	—	50.4	50.4	—
Total asset-backed securities	921.7	899.7	22.0	457.1	435.0	22.1
Total mortgage and asset-backed securities	$2,014.5	$1,992.5	$22.0	$2,095.6	$2,073.5	$22.1

(1)
Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities
The security issuance years of White Mountains’ investments in non-agency RMBS and non-agency CMBS securities as of December 31, 2013 are as follows:

			Security Issuance Year
Millions	Fair Value	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Non-agency RMBS	$125.7	$11.9	$33.4	$10.8	$2.1	$—	$—	$33.4	$—	$—	$34.1
Non-agency CMBS	282.3	—	—	8.6	5.7	28.1	—	11.5	31.9	113.8	82.7
Total	$408.0	$11.9	$33.4	$19.4	$7.8	$28.1	$—	$44.9	$31.9	$113.8	$116.8

Non-agency Residential Mortgage-backed Securities
The classification of the underlying collateral quality and the tranche levels of White Mountains’ non-agency RMBS securities are as follows as of December 31, 2013:

Millions	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
Prime	$96.1	$24.1	$72.0	$—
Non-prime	21.9	—	21.9	—
Sub-prime	7.7	7.7	—	—
Total	$125.7	$31.8	$93.9	$—

(1)
At issuance, Super Senior, or in the case of resecuritization, the underlying securities, were rated “AAA” by Standard & Poor’s, “Aaa” by Moody’s or “AAA” by Fitch Ratings (“Fitch”) and were senior to other “AAA” or “Aaa” bonds.

(2)
At issuance, Senior, or in the case of resecuritization, the underlying securities, were rated “AAA” by Standard & Poor’s, “Aaa” by Moody’s or “AAA” by Fitch and were senior to non-“AAA” or non-“Aaa” bonds.

(3)	At issuance, Subordinate were not rated “AAA” by Standard & Poor’s, “Aaa” by Moody’s or “AAA” by Fitch and were junior to “AAA” or “Aaa” bonds.

Non-agency Commercial Mortgage-backed Securities
The amount of fixed and floating rate securities and their tranche levels of White Mountains’ non-agency CMBS securities are as follows as of December 31, 2013:

Millions	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
Fixed rate CMBS	$189.0	$117.2	$54.4	$17.4
Floating rate CMBS	93.3	5.7	28.0	59.6
Total	$282.3	$122.9	$82.4	$77.0

(1)
At issuance, Super Senior, or in the case of resecuritization, the underlying securities, were rated “AAA” by Standard & Poor’s, “Aaa” by Moody’s or “AAA” by Fitch and were senior to other “AAA” or “Aaa” bonds.

(2)
At issuance, Senior, or in the case of resecuritization, the underlying securities, were rated “AAA” by Standard & Poor’s, “Aaa” by Moody’s or “AAA” by Fitch and were senior to non-“AAA” or non-“Aaa” bonds.

(3)	At issuance, Subordinate were not rated “AAA” by Standard & Poor’s, “Aaa” by Moody’s or “AAA” by Fitch and were junior to “AAA” or “Aaa” bonds.

Hedge Funds and Private Equity Funds
White Mountains holds investments in hedge funds and private equity funds, which are included in other long-term investments. The fair value of these investments has been estimated using the net asset value of the funds. At December 31, 2013, White Mountains held investments in 15 hedge funds and 39 private equity funds.  The largest investment in a single fund was $18.3 million at December 31, 2013 and $16.0 million at December 31, 2012. The following table summarizes investments in hedge funds and private equity interests by investment objective and sector at December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Hedge funds
Long/short equity	$62.6	$—	$60.3	$—
Long/short credit & distressed	22.8	—	22.7	—
Long/short equity REIT	18.3	—	16.0	—
Long/short equity activist	16.8	—	13.6	—
Long bank loan	.2	—	.3	—
Long diversified strategies	.1	—	1.7	—
Total hedge funds	120.8	—	114.6	—

Private equity funds
Energy infrastructure & services	45.9	13.1	36.3	15.6
Multi-sector	23.8	6.5	23.3	5.4
Manufacturing/Industrial	11.2	15.5	9.9	15.1
Private equity secondaries	9.5	3.1	10.5	3.1
Real estate	8.2	3.3	11.6	3.3
Aerospace/Defense/Government	5.8	19.2	2.8	22.2
Healthcare	5.6	2.8	4.3	5.4
International multi-sector, Europe	3.9	2.8	5.1	5.0
Insurance	2.3	41.3	3.0	41.3
Venture capital	1.6	.3	2.2	.3
Distressed residential real estate	.4	—	15.8	—
International multi-sector, Asia	—	2.7	.4	2.7
Total private equity funds	118.2	110.6	125.2	119.4

Total hedge and private equity funds included in other long-term investments	$239.0	$110.6	$239.8	$119.4

Redemption of investments in certain hedge funds is subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions.  Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. The following summarizes the December 31, 2013 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Notice Period
Millions Redemption frequency	30-59 days notice	60-89 days notice	90-119 days notice	120+ days notice	Total
Monthly	$—	$—	$—	$5.8	$5.8
Quarterly	29.1	30.2	11.8	8.6	79.7
Semi-annual	—	25.4	—	—	25.4
Annual	.1	—	9.6	.2	9.9
Total	$29.2	$55.6	$21.4	$14.6	$120.8

Certain of the hedge fund and private equity fund investments in which White Mountains is invested are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund’s underlying investments are liquidated. At December 31, 2013, distributions of $3.0 million were outstanding from these investments. The actual amount of the final distribution remittances remain subject to market fluctuations. The date at which such remittances will be received is not determinable at December 31, 2013.
White Mountains has also submitted redemption requests for certain of its investments in active hedge funds.  At December 31, 2013, redemptions of $2.1 million are outstanding and are subject to market fluctuations. The date at which such redemptions will be received is not determinable at December 31, 2013. Redemptions are recorded as receivables when the investment is no longer subject to market fluctuations.
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
At December 31, 2013, investments in private equity funds were subject to lock-up periods as follows:

Millions	1-3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private Equity Funds — expected lock-up period remaining	$6.9	$30.8	$67.6	$12.9	$118.2

Rollforward of Fair Value Measurements by Level
White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturity investments, common equity securities, convertible fixed maturity investments and other long-term investments at December 31, 2013 and 2012 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.
The following tables summarize the changes in White Mountains’ fair value measurements by level for the years ended December 31, 2013 and 2012:

			Level 3 Investments
Millions	Level 1 Investments	Level 2 Investments	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other long-term investments		Total
Balance at January 1, 2013	$1,355.1	$5,206.1	$92.9	$37.3	$—	$259.3	(1)	$6,950.7	(1)(2)(3)
Total realized and unrealized gains (losses)	221.9	(56.9)	(2.7)	1.0	—	18.7		182.0	(4)
Foreign currency gains (losses) in OCI	(.3)	12.5	.3	—	—	(.9)		11.6
Amortization/Accretion	(1.0)	(51.2)	—	—	—	—		(52.2)
Purchases	862.1	3,689.6	37.9	8.8	—	37.1		4,635.5
Sales	(1,078.9)	(3,842.8)	(6.3)	—	—	(51.8)		(4,979.8)
Net change in investments related to purchases and sales of consolidated affiliates	16.0	2.7	—	—	—	—		18.7
Transfers in	1.8	119.4	90.3	—	6.1	—		217.6
Transfers out	—	(97.2)	(119.4)	(1.0)	—	—		(217.6)
Balance at December 31, 2013	$1,376.7	$4,982.2	$93.0	$46.1	$6.1	$262.4	(1)	$6,766.5	(1)(2)(3)

(1)
Excludes carrying value of $26.6 and $35.0 at December 31, 2013 and January 1, 2013 associated with other long-term investments accounted for using the equity method and $(.1) at December 31, 2013 related to currency forward contracts.

(2)	Carrying value includes $236.3 and $338.1 at December 31, 2013 and January 1, 2013 that is classified as assets held for sale relating to discontinued operations.

(3)	Excludes carrying value of $635.9 and $630.6 at December 31, 2013 and January 1, 2013 classified as short-term investments.

(4)
Excludes $20.6 of realized and unrealized losses associated with the Prospector Funds consolidation of investment-related liabilities and $.2 of realized and unrealized gains associated with short-term investments.

			Level 3 Investments
Millions	Level 1 Investments	Level 2 Investments	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other long-term investments		Total
Balance at January 1, 2012	$1,033.1	$6,088.2	$78.9	$32.3	$—	$268.3	(1)	$7,500.8	(1)(2)(3)
Total realized and unrealized (losses) gains	52.0	53.6	8.7	12.4	—	(3.3)		123.4
Foreign currency gains (losses) in OCI	4.4	81.9	.8	.2	—	3.7		91.0
Amortization/Accretion	(.8)	(48.0)	(.8)	—	—	—		(49.6)
Purchases	1,216.9	4,927.1	144.4	3.1	—	39.4		6,330.9
Sales	(950.5)	(5,937.0)	(99.4)	(10.1)	—	(48.8)		(7,045.8)
Transfers in	—	62.4	22.1	—	—	—		84.5
Transfers out	—	(22.1)	(61.8)	(.6)	—	—		(84.5)
Balance at December 31, 2012	$1,355.1	$5,206.1	$92.9	$37.3	$—	$259.3	(1)	$6,950.7	(1)(2)(3)

(1)
Excludes carrying value of $35.0 and $33.0 at December 31, 2012 and January 1, 2012 associated with other long-term investment limited partnerships accounted for using the equity method and $(.1) at December 31, 2012 related to currency forward contracts.

(2)	Carrying value includes $338.1 and $111.8 at December 31, 2012 and January 1, 2012 that is classified as assets held for sale relating to AutoOne discontinued operations.

(3)	Excludes carrying value of $630.6 and $846.0 at December 31, 2012 and January 1, 2012 classified as short-term investments.

Fair Value Measurements — transfers between levels
During 2013, three fixed maturity securities classified as Level 3 measurements in the prior period were recategorized as Level 2 measurements because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available at December 31, 2013.  These measurements comprise “Transfers out” of Level 3 and “Transfers in” to Level 2 of $119.4 million for the period ended December 31, 2013. Included in these transfers is one asset-backed fixed maturity security classified within Level 2 as of June 30, 2013 that was recategorized to Level 3 as of September 30, 2013. The security represents “Transfers out” of Level 2 and “Transfer in” to Level 3 of $90.3 million as of September 30, 2013. As of September 30, 2013, the estimated fair value for this security determined using the industry standard pricing models was $1.3 million less than the estimated fair value based upon quoted prices provided by a third party pricing vendor. As of December 31, 2013, reliable quoted market prices provided by a third party pricing vendor were available for the security and the security was transferred back to Level 2.
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

Significant Unobservable Inputs

The following summarizes significant unobservable inputs used in estimating the fair value of investment securities classified within Level 3 other than hedge funds and private equities at December 31, 2013. The fair value of investments in hedge funds and private equity funds, which are classified within Level 3, are estimated using the net asset value of the funds.

($ in Millions)	December 31, 2013
Description	Fair Value	Rating(2)	Valuation Technique(s)	Unobservable Input
Preferred Stock(1)	$71.0	NR	Discounted cash flow	Discount yield	-	7.4%
Private equity security	$35.6	NR	Multiple of GAAP book value	Book value multiple	-	1.0
Private equity security	$10.5	NR	Share price of recent transaction	Average share price	-	$1.10
Convertible preferred securities	$6.1	NR	Share price of recent transaction	Share price of recent transaction	-	$6.1
Asset-backed securities (1)	$22.0	AA+	Broker pricing	Broker quote

(1)	As of December 31, 2013 each asset type consists of one security.

(2)	Credit ratings are assigned based on the following hierarchy: 1) Standard & Poor’s and 2) Moody’s.

NOTE 6. Debt

White Mountains’ debt outstanding as of December 31, 2013 and 2012 consisted of the following:

	December 31,
Millions	2013	2012
2012 OBH Senior Notes, at face value	$275.0	$275.0
Unamortized original issue discount	(.3)	(.3)
2012 OBH Senior Notes, carrying value	274.7	274.7
SIG Senior Notes, at face value	400.0	400.0
Unamortized original issue discount	(.4)	(.6)
SIG Senior Notes, carrying value	399.6	399.4
WTM Bank Facility	—	—
Previous WTM Bank Facility	—	75.0
Old Lyme Note	2.1	2.1
Total debt	$676.4	$751.2

 A schedule of contractual repayments of White Mountains’ debt as of December 31, 2013, follows:

Millions	December 31, 2013
Due in one year or less	$—
Due in two to three years	2.1
Due in four to five years	400.0
Due after five years	275.0
Total	$677.1

OBH Senior Notes
In November 2012, OneBeacon U.S. Holdings, Inc. (“OBH”), an intermediate holding company of OneBeacon, issued $275.0 million face value of senior unsecured notes (“2012 OBH Senior Notes”) through a public offering, at an issue price of 99.9% and received $272.9 million of proceeds. The 2012 OBH Senior Notes bear an annual interest rate of 4.6% payable semi-annually in arrears on May 9 and November 9, until maturity on November 9, 2022, and are fully and unconditionally guaranteed as to the payment of principal and interest by OneBeacon Ltd. OBH incurred $2.8 million in expenses related to the issuance of the 2012 OBH Senior Notes (including $1.8 million in underwriting fees), which have been deferred and are being recognized into interest expense over the life of the 2012 OBH Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the 2012 OBH Senior Notes have an effective yield to maturity of approximately 4.7% per annum.
In May 2003, OBH issued $700.0 million face value of senior unsecured notes (the “2003 OBH Senior Notes”) through a public offering, at an issue price of 99.7% and received $693.4 million of proceeds. The 2003 OBH Senior Notes had an annual interest rate of 5.875%, payable semi-annually in arrears on May 15 and November 15, until maturity in May 2013. White Mountains fully and unconditionally guaranteed the payment of principal and interest on the 2003 OBH Senior Notes for a fee equal to 25 basis points per annum on the outstanding principal amount of the 2003 OBH Senior Notes. OBH incurred $7.3 million in expenses related to the issuance of the 2003 OBH Senior Notes (including $4.5 million in underwriting fees), which were recognized into interest expense over the life of the 2003 OBH Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the 2003 OBH Senior Notes had an effective yield to maturity of approximately 6.0% per annum.
In December 2012, the proceeds from the 2012 OBH Senior Notes were utilized to repurchase the remaining $269.8 million of 2003 OBH Senior Notes for $275.9 million, which resulted in a $6.3 million loss, including transaction fees and the write-off of the remaining $0.2 million in unamortized deferred costs and original issue discount at the time of repurchase.
On April 6, 2011, through a cash tender offer, OBH purchased and retired $150.0 million aggregate principal amount of 2003 OBH Senior Notes for $161.6 million, which resulted in a $12.0 million loss, including transaction fees.
OBH recorded $13.0 million, $16.9 million and $20.5 million in interest expense on the OBH Senior Notes for the years ended December 31, 2013, 2012 and 2011.

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
In anticipation of the issuance of the SIG Senior Notes, SIG entered into an interest rate lock agreement to hedge its interest rate exposure from the date of the agreement until the pricing of the SIG Senior Notes. The agreement was terminated on March 15, 2007 with a loss of $2.4 million, which was recorded in other comprehensive income. The loss is being reclassified from accumulated other comprehensive income over the life of the SIG Senior Notes using the interest method and is included in interest expense. At December 31, 2013, the unamortized balance of the loss remaining in accumulated other comprehensive income was $1.0 million.
Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, including the interest rate lock agreement, the SIG Senior Notes yield an effective rate of approximately 6.5% per annum. White Mountains recorded $26.2 million of interest expense, inclusive of amortization of issuance costs and the interest rate lock agreement, on the SIG Senior Notes for each of the years ended December 31, 2013, 2012 and 2011.

WTM Bank Facility
On August 14, 2013, White Mountains entered into a revolving credit facility with a syndicate of lenders administered by Wells Fargo Bank, N.A. which has a total commitment of $425.0 million (the “WTM Bank Facility”) and has a maturity date of August 14, 2018 (the “WTM Bank Facility”). The WTM Bank Facility replaced White Mountains’ previous revolving credit facility administered by Bank of America, N.A. which had a total commitment of $375.0 million (the “Previous WTM Bank Facility”).  During 2013, White Mountains borrowed and repaid a total of $50.0 million under the WTM Bank Facility at a blended interest rate of 3.65%. As of December 31, 2013, the WTM Bank Facility was undrawn. White Mountains recorded $0.3 million of interest expense on the WTM Bank Facility for the year ended December 31, 2013.
During 2013, White Mountains also borrowed and repaid a total of $150.0 million under the Previous WTM Bank Facility at a blended interest rate of 2.83%. White Mountains recorded $2.9 million, $1.7 million and $3.1 million of interest expense on the Previous WTM Bank Facility for the years ended December 31, 2013, 2012 and 2011.

In December 2012, White Mountains borrowed $150.0 million under the Previous WTM Bank Facility at a blended interest rate of 3.53%. White Mountains repaid $75.0 million in December 2012 and the remaining balance of $75.0 million in January 2013.
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
On October 31, 2008, White Mountains transferred its interest in the Sierra Group to Berkshire Hathaway Inc. (“Berkshire”). White Mountains was still obligated to repay the Sierra Note, but Berkshire provided White Mountains an indemnity, whereby Berkshire reimbursed White Mountains all amounts due under the Sierra Note at its maturity, as adjusted for future reserve development, except for the portion of interest on the Sierra Note that accrued from its issue date through December 31, 2007, plus interest on this accrued amount through the date of repayment.
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

Debt Covenants
At December 31, 2013, White Mountains was in compliance with all of the covenants under the WTM Bank Facility, the 2012 OBH Senior Notes and the SIG Senior Notes.

Interest
Total interest expense incurred by White Mountains for its indebtedness was $42.5 million, $44.8 million and $55.2 million in 2013, 2012 and 2011. Total interest paid by White Mountains for its indebtedness was $42.6 million, $44.6 million, and $59.0 million in 2013, 2012 and 2011.

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
The total income tax benefit (expense) for the years ended December 31, 2013, 2012 and 2011 consisted of the following:

	Year Ended December 31,
Millions	2013	2012	2011
Current tax (expense) benefit:
U.S. federal	$(19.0)	$8.2	$36.3
State	(1.4)	(3.4)	(2.4)
Non-U.S.	(16.5)	(5.9)	5.1
Total current tax (expense) benefit	(36.9)	(1.1)	39.0
Deferred tax (expense) benefit:
U.S. federal	(24.4)	(55.5)	(43.7)
State	—	—	—
Non-U.S.	(15.3)	72.3	114.7
Total deferred tax (expense) benefit	(39.7)	16.8	71.0
Total income tax (expense) benefit	$(76.6)	$15.7	$110.0

Effective Rate Reconciliation
A reconciliation of taxes calculated using the 35% U.S. statutory rate (the tax rate at which the majority of White Mountains’ worldwide operations are taxed) to the income tax (expense) benefit on pre-tax income follows:

	Year Ended December 31,
Millions	2013	2012	2011
Tax (expense) benefit at the U.S. statutory rate	$(120.7)	$(92.0)	$(34.3)
Differences in taxes resulting from:
Non-U.S. earnings, net of foreign taxes	82.9	43.0	6.2
Change in valuation allowance	(33.6)	(14.1)	128.2
Tax reserve adjustments	(10.2)	(1.3)	4.3
Purchase of subsidiaries	5.3	5.1	—
Tax exempt interest and dividends	3.2	3.1	2.9
Withholding tax	(1.7)	(2.9)	0.2
Tax rate change enacted in Sweden	—	65.4	—
Tax rate change enacted in Luxembourg	—	7.2	1.2
Other, net	(1.8)	2.2	1.3
Total income tax (expense) benefit on pre-tax income	$(76.6)	$15.7	$110.0

In 2012, new tax legislation was enacted in Sweden, which was effective January 1, 2013, that reduces the corporate tax rate from 26.3% to 22.0%. This resulted in a reduction of $65.4 million in Sirius Group’s net deferred tax liabilities in Sweden.
The non-U.S. component of pre-tax income was $294.3 million, $250.0 million and $65.4 million for the years ended December 31, 2013, 2012 and 2011.

Tax Payments and Receipts
Net income tax payments to (receipts from) national governments (primarily the United States) totaled $13.9 million, $17.5 million, and $12.5 million for the years ended December 31, 2013, 2012 and 2011.

Deferred Tax Inventory
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes.
An outline of the significant components of White Mountains’ deferred tax assets and liabilities follows:

	December 31,
Millions	2013	2012
Deferred income tax assets related to:
Non-U.S. net operating loss carryforwards	$520.6	$511.9
U.S. federal net operating and capital loss carryforwards	148.6	164.8
Loss reserve discount	74.9	88.6
Incentive compensation	53.9	36.8
Unearned premiums	38.9	45.5
Runoff Transaction	24.2	49.3
Tax credit carryforwards	23.1	17.0
Deferred compensation	10.3	10.4
Fixed assets	4.9	2.8
Accrued interest	1.1	8.0
Pension and benefit accruals	—	10.3
Other items	6.9	5.7
Total gross deferred income tax assets	907.4	951.1
Less: valuation allowances	(289.8)	(254.0)
Total net deferred income tax assets	617.6	697.1
Deferred income tax liabilities related to:
Safety reserve	357.2	326.7
Net unrealized investment gains	44.6	54.2
Deferred acquisition costs	33.0	49.8
Purchase accounting	7.2	9.5
Members surplus contributions	5.4	.1
Pension and benefit accruals	3.4	—
Investment basis difference	3.0	21.0
Other items	7.9	7.5
Total deferred income tax liabilities	461.7	468.8
Net deferred tax asset	$155.9	$228.3

White Mountains’ deferred tax assets are net of U.S. federal, state, and non-U.S. valuation allowances and, to the extent they relate to non-U.S. jurisdictions, they are shown at year-end exchange rates.
Of the $155.9 million net deferred tax asset at December 31, 2013, $193.1 million relates to net deferred tax assets in U.S. subsidiaries, $315.7 million relates to net deferred tax assets in Luxembourg subsidiaries, $3.3 million relates to net deferred tax assets in United Kingdom subsidiaries and $356.2 million relates to net deferred tax liabilities in Sweden subsidiaries.

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
Of the $289.8 million valuation allowance at December 31, 2013, $195.8 million relates to deferred tax assets on net operating losses in Luxembourg subsidiaries (discussed under “Net Operating Loss and Capital Loss Carryforwards”), $93.7 million relates to deferred tax assets on U.S. losses and other federal deferred tax benefits, and $0.3 million relates to net operating losses in the Netherlands subsidiaries. Of the $254.0 million valuation allowance at December 31, 2012, $192.0 million relates to deferred tax assets on net operating losses in Luxembourg subsidiaries and $62.0 million relates to deferred tax assets on U.S. losses and other federal deferred tax benefits.

Luxembourg
During 2013, White Mountains recorded a net tax expense of $1.4 million which consisted of a tax benefit of $16.7 million from the release of valuation allowances against deferred tax assets and a tax expense of $18.1 million to establish valuation allowances against deferred tax assets related to additional net operating loss carryforwards at certain Luxembourg-domiciled subsidiaries.
During the fourth quarter of 2012, White Mountains recorded net tax benefits of $41.3 million from the net release of valuation allowances against deferred tax assets in Luxembourg-domiciled subsidiaries.  These companies had built up substantial deferred tax assets due to net operating loss carryforwards.  The loss carryforwards primarily relate to tax deductible write downs in 2007 and 2008 of investments in U.S. subsidiaries. There were partial valuation allowances on these deferred tax assets in periods prior to the fourth quarter of 2012 because the companies did not expect sufficient future taxable income to utilize them.
During the fourth quarter of 2012, Sirius Group undertook a series of reorganizations to optimize operational and capital efficiency.  As part of the reorganizations, investments and outstanding internal debt instruments were contributed to Luxembourg-domiciled subsidiaries with net operating loss carryforwards. One of the companies, S.I. Holdings (Luxembourg) S.à r.l., (“SI Holdings”) (formerly OneBeacon Holdings (Luxembourg) S.à r.l.), was acquired from OneBeacon on January 24, 2012.  As the plan for the Sirius Group to acquire SI Holdings and contribute the notes was in place on December 31, 2011, and this was a transaction between entities under common control, White Mountains accounted for the tax effects of the transaction as if it had occurred in 2011. An investment portfolio was contributed to SI Holdings in January 2013, pursuant to a plan in place on December 31, 2012, that will generate income utilizing the deferred tax asset over an extended period of time. The deferred tax assets for the remaining net operating loss carryforwards at the companies are offset by a valuation allowance as no additional taxable income is expected.

United States
During 2013, White Mountains recorded tax expense of $16.6 million to establish a valuation allowance against deferred tax assets of Guilford Holdings, Inc. and subsidiaries (“Guilford”), as White Mountains management does not anticipate sufficient taxable income to utilize the deferred tax assets.  Guilford consists of service companies that are included in the Other Operations segment.
During the fourth quarter 2012, White Mountains recorded tax expense of $3.9 million to establish a valuation allowance against deferred tax assets related to foreign tax credit carryforwards at Sirius Re Holdings, Inc. and subsidiaries (“SRHI”) that expire in 2016 and 2017. SRHI is no longer expected to generate sufficient taxable income to utilize these credits. SRHI has an additional $5.2 million of foreign tax credits that expire in 2018-2022 that are still expected to be utilized.
During 2013, White Mountains recorded tax expense of $21.3 million to establish valuation allowances against deferred tax assets of BAM as it is uncertain if these companies will have sufficient taxable income to utilize their deferred tax assets. Also during 2013, BAM has income in other comprehensive income that is available to offset its loss from continuing operations, as a result, BAM recorded a tax benefit of $5.4 million in continuing operations, with an offsetting tax expense in other comprehensive income. However, since BAM is a mutual insurance company that is owned by its members, its results do not affect White Mountains’ common shareholders’ equity as they are attributable to non-controlling interests.
During 2013, Houston General Insurance Exchange (“Houston General Insurance”) recorded tax benefit of $6.0 million to reduce a valuation allowance primarily due to the restructuring of a surplus note. Houston General Insurance is a reciprocal which is included in the Company’s consolidated results as a variable interest entity. See Note 17.

Net Operating Loss and Capital Loss Carryforwards
Net operating loss and capital loss carryforwards as of December 31, 2013, the expiration dates and the deferred tax assets thereon are as follows:

	December 31, 2013
Millions	United States	Luxembourg	Sweden	Netherlands	UK	Total
2013	$—	$—	$—	$—	$—	$—
2014 - 2018	—	—	—	0.5	—	0.5
2019 - 2023	11.2	—	—	0.6	—	11.8
2024 - 2033	429.8	—	—	—	—	429.8
No expiration date	—	1,750.0	62.3	—	15.6	1,827.9
Total	$441.0	$1,750.0	$62.3	$1.1	$15.6	$2,270.0
Gross deferred tax asset	$148.6	$511.3	$5.8	$.3	$3.2	$669.2
Valuation allowance	(58.3)	(195.7)	—	(.3)	—	(254.3)
Net deferred tax asset	$90.3	$315.6	$5.8	$—	$3.2	$414.9

White Mountains expects to utilize net operating loss carryforwards in Luxembourg of $1,284.1 million but does not expect to utilize the remainder as they belong to companies that are not expected to have sufficient income in the future.  These losses primarily relate to tax deductible write-downs in 2007 and 2008 of investments in U.S. subsidiaries held by Luxembourg subsidiaries.  Included in the U.S. net operating loss carryforwards are losses of $18.2 million subject to an annual limitation on utilization under Internal Revenue Code Section 382.  At December 31, 2013, there are U.S. foreign tax credit carryforwards available of $11.6 million, which begin to expire in 2016.  As discussed above, a deferred tax valuation allowance of $3.9 million is established against these credits. At December 31, 2013, there are U.S. alternative minimum tax credit carryforwards of $11.5 million which do not expire.

Uncertain Tax Positions
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Millions	Permanent Differences(1)	Temporary Differences(2)	Interest and Penalties(3)	Total
Balance at January 1, 2011	$14.5	$75.1	$6.2	$95.8
Changes in prior year tax positions	(.9)	.1	2.0	1.2
Tax positions taken during the current year	—	(20.4)	—	(20.4)
Lapse in statute of limitations	(3.4)	(5.7)	(1.4)	(10.5)
Settlements with tax authorities	(.6)	—	—	(.6)
Balance at December 31, 2011	9.6	49.1	6.8	65.5
Changes in prior year tax positions	.5	—	1.4	1.9
Tax positions taken during the current year	—	(20.2)	—	(20.2)
Settlements with tax authorities	(.4)	—	(.2)	(.6)
Balance at December 31, 2012	9.7	28.9	8.0	46.6
Changes in prior year tax positions	.6	(7.1)	1.7	(4.8)
Tax positions taken during the current year	7.9	.7	—	8.6
Settlements with tax authorities	—	—	(.4)	(.4)
Balance at December 31, 2013	$18.2	$22.5	$9.3	$50.0

(1)	Represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate.

(2)
Represents the amount of unrecognized tax benefits that, if recognized would create a temporary difference between the reported amount of an item in the Company’s Consolidated Balance Sheet and its tax basis.

(3)	Net of tax benefit.

If White Mountains determines in the future that its reserves for unrecognized tax benefits on permanent differences and interest and penalties are not needed, the reversal of $27.5 million of such reserves at December 31, 2013 would be recorded as an income tax benefit and would impact the effective tax rate. If White Mountains determines in the future that its reserves for unrecognized tax benefits on temporary differences are not needed, the reversal of $22.5 million of such reserves at December 31, 2013 would not impact the effective tax rate due to deferred tax accounting but would accelerate the payment of cash to the taxing authority. The vast majority of White Mountains’ reserves for unrecognized tax benefits on temporary differences relate to deductions for loss reserves where the timing of the deductions is uncertain. The Company expects that the gross amount of unrecognized tax benefits will decrease by $5.2 million within the next twelve months due to the Company’s resolution of its 2005 and 2006 IRS examination for certain subsidiaries of OneBeacon.
White Mountains classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. During the years ended December 31, 2013, 2012 and 2011, White Mountains recognized $1.3 million, $1.2 million, $0.6 million in interest expense, net of any tax benefit. The balance of accrued interest at December 31, 2013 and 2012 is $9.3 million and $8.0 million, net of any tax benefit.

Tax Examinations
With few exceptions, White Mountains is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2005.
The IRS concluded an examination of income tax returns for 2005 and 2006 for certain U.S. subsidiaries of OneBeacon. On February 14, 2014, White Mountains received Form 870-AD (Offer to Waive Restrictions on Assessment and Collection Tax Deficiency and to Accept Over Assessment) from the IRS Appeals Office relating to the examination of tax years 2005 and 2006. All disputed items have been agreed to and resolved with the Joint Committee. The total assessment, including interest, is $3.3 million. However, $2.7 million of the adjustments relate to items for which the expense deduction has been disallowed in a year being examined, but ultimate deductibility is highly certain to occur in a later period. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the deduction in the exam period will not affect the effective tax rate. As the receipt of the Form 870-AD described above represents formal settlement, White Mountains expects to record a tax benefit of approximately $5.0 million in the first quarter of 2014 relating to the settlement of the IRS examination for tax years 2005 and 2006.
On July 28, 2011, the IRS commenced an examination of the income tax returns 2007, 2008 and 2009 for certain U.S. subsidiaries of OneBeacon. On July 17, 2013, White Mountains received a revised Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2007, 2008 and 2009. The estimated total assessment, including interest, utilization of alternative minimum and foreign tax credit carryovers and capital loss carrybacks, is $68.3 million. However, $60.2 million of the proposed adjustments relate to items for which the expense deduction has been disallowed in a year being examined, but ultimate deductibility is highly certain to occur in a later period. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the deduction in the exam period would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority. White Mountains disagrees with the adjustments proposed by the IRS and is defending its position. Although the timing of the resolution of these issues is uncertain, it is reasonably possible that the resolution could occur within the next twelve months. An estimate of the range of potential outcomes cannot be made at this time. When ultimately settled, White Mountains does not expect the resolution of this examination to result in a material change to its financial position.
On September 2, 2013, the IRS commenced an examination of the income tax returns 2010, 2011 and 2012 for certain U.S. subsidiaries of OneBeacon. White Mountains does not expect the resolution of this examination to result in a material change to its financial position, results of operations and cash flows.

Note 8. Derivatives

Variable Annuity Reinsurance

White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan.  At December 31, 2013, the total guarantee value was approximately ¥203.6 billion (approximately $1.9 billion at exchange rates on that date).  The collective account values of the underlying variable annuities were approximately 104% of the guarantee value at December 31, 2013.
The following table summarizes the pre-tax operating results of WM Life Re for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
Millions	2013	2012	2011
Fees, included in other revenue	$25.0	$31.8	$32.5
Change in fair value of variable annuity liability, included in other revenue	378.5	312.8	(156.5)
Change in fair value of derivatives, included in other revenue	(402.0)	(339.0)	92.9
Foreign exchange, included in other revenue	(14.5)	(30.3)	15.1
Other investment income and (losses) gains	(7.1)	2.5	(.9)
Total revenues	(20.1)	(22.2)	(16.9)
Change in fair value of variable annuity death benefit liabilities, included in general and administrative expenses	10.2	14.2	(1.8)
Death benefit claims paid, included in general and administrative expenses	(1.9)	(5.7)	(3.8)
General and administrative expenses	(4.9)	(5.2)	(4.7)
Pre-tax loss	$(16.7)	$(18.9)	$(27.2)

During 2013, the ratio of annuitants’ aggregate account values to the aggregate guarantee value provided by WM Life Re increased, and as a result, annuitants have been surrendering their policies at higher rates than WM Life Re has observed in the past. In response to this trend, WM Life Re adjusted the projected surrender assumptions used in the valuation of its variable annuity reinsurance liability upward. For the year ended December 31, 2013, the change in the fair value of the variable annuity liability included $6.5 million of gains associated with changes in projected surrender assumptions. There was no change in projected surrender assumptions in 2012. For the year ended December 31, 2011, the change in the fair value of the variable annuity liability included $7.2 million of losses associated with changes in projected surrender assumptions.
All of White Mountains’ variable annuity reinsurance liabilities were classified as Level 3 measurements at December 31, 2013.
The following summarizes realized and unrealized gains (losses) recognized in other revenues for the years ended December 31, 2013, 2012 and 2011 and the carrying values at December 31, 2013 and 2012 by type of derivative instrument:

				Carrying Value
	Year Ended December 31,			December 31,
Millions	2013	2012	2011	2013	2012
Fixed income/interest rate	$(108.7)	$(149.5)	$8.9	$(9.7)	$27.1
Foreign exchange	(96.7)	(102.3)	29.5	58.0	52.8
Equity	(196.6)	(87.2)	54.5	20.9	18.4
Total	$(402.0)	$(339.0)	$92.9	$69.2	$98.3

The following table summarizes the changes in White Mountains’ variable annuity reinsurance liabilities and derivative instruments for the year ended December 31, 2013, 2012 and 2011:

	Variable Annuity (Liabilities)		Derivative Instruments
Millions	Level 3		Level 3(1)	Level 2(1)(2)	Level 1(3)	Total(4)
Balance at January 1, 2013	$(441.5)		$140.5	$(20.5)	$(21.7)	$98.3
Purchases	—		59.4	—	—	59.4
Realized and unrealized gains (losses)	388.7	(5)	(136.5)	(196.1)	(69.4)	(402.0)
Transfers in (out)	—		—	—	—	—
Sales/settlements	—		—	221.3	92.2	313.5
Balance at December 31, 2013	$(52.8)		$63.4	$4.7	$1.1	$69.2

	Variable Annuity (Liabilities)		Derivative Instruments
Millions	Level 3		Level 3(1)	Level 2(1)(2)	Level 1(3)	Total(4)
Balance at January 1, 2012	$(768.5)		$247.1	$39.2	$4.1	$290.4
Purchases	—		6.1	—	—	6.1
Realized and unrealized (losses) gains	327.0	(5)	(84.0)	(186.9)	(68.1)	(339.0)
Transfers in (out)	—		—	—	—	—
Sales/settlements	—		(28.7)	127.2	42.3	140.8
Balance at December 31, 2012	$(441.5)		$140.5	$(20.5)	$(21.7)	$98.3

	Variable Annuity (Liabilities)		Derivative Instruments
Millions	Level 3		Level 3(1)	Level 2(1)(2)	Level 1(3)	Total(4)
Balance at January 1, 2011	$(610.2)		$275.3	$72.2	$—	$347.5
Purchases	—		5.0	—	—	5.0
Realized and unrealized (losses) gains	(158.3)	(5)	14.5	67.7	10.7	92.9
Transfers in (out)	—		—	—	—	—
Sales/settlements	—		(47.7)	(100.7)	(6.6)	(155.0)
Balance at December 31, 2011	$(768.5)		$247.1	$39.2	$4.1	$290.4

(1)	Consists of over-the-counter instruments.

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

(4)
In addition to derivative instruments, WM Life Re held cash, short-term and fixed maturity investments of $81.3, $393.6 and $485.3 at December 31, 2013, 2012 and 2011 posted as collateral to its reinsurance counterparties.

(5)
Includes $10.2, $14.2, $(1.8) for December 31, 2013, 2012 and 2011 related to the change in the fair value of variable annuity death benefit liabilities, which are included in general and administrative expenses.

In addition, WM Life Re held cash and short-term investments posted as collateral to its variable annuity reinsurance and derivatives counterparties. The total collateral includes the following:

	December 31,
Millions	2013	2012
Cash	$56.1	$249.8
Short-term investments	2.0	5.1
Fixed maturity investments	23.2	138.7
Total	$81.3	$393.6

Collateral in the form of fixed maturity securities consists of Government of Japan Bonds, which are recorded at fair value. Collateral in the form of short-term investments consists of money-market instruments, carried at amortized cost, which approximates fair value.
All of White Mountains’ variable annuity reinsurance liabilities were classified as Level 3 measurements at December 31, 2013 and 2012. The fair value of White Mountains’ variable annuity reinsurance liabilities are estimated using actuarial and capital market assumptions related to the projected discounted cash flows over the term of the reinsurance agreement. Assumptions regarding future policyholder behavior, including surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimates. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as the variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value estimates. Generally, the liabilities associated with these guarantees increase with declines in the equity markets, interest rates and currencies against the Japanese yen, as well as with increases in market volatilities. White Mountains uses derivative instruments, including put options, interest rate swaps, total return swaps on bond and equity indices and forwards and futures contracts on major equity indices, currency pairs and government bonds, to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. The types of inputs used to estimate the fair value of these derivative instruments, with the exception of actuarial assumptions regarding policyholder behavior and risk margins, are generally the same as those used to estimate the fair value of variable annuity liabilities.

The following summarizes quantitative information about significant unobservable inputs associated with the fair value estimates for variable annuity reinsurance liabilities and derivative instruments that have been classified as Level 3 measurements:

($ in Millions)	December 31, 2013
Description	Fair Value	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Variable annuity benefit guarantee liabilities	$52.8	Discounted cash flows	Surrenders
			0-1 year	0.3%	-	30.0%	21.0%
			1-2 years	0.2%	-	32.0%	15.8%
			2-3 years	0.1%	-	14.0%	6.2%
			Mortality	0.0%	-	5.3%	1.0%
			Foreign exchange volatilities
			0-1 year	11.6%	-	14.0%	12.5%
			1-2 years	12.9%	-	15.0%	13.7%
			2-3 years	13.5%	-	16.3%	14.3%
			Index volatilities
			0-1 year	16.4%	-	19.5%	17.9%
			1-2 years	17.6%	-	20.1%	19.4%
			2-3 years	18.9%	-	21.9%	21.9%
Foreign Exchange Options	$32.6	Counterparty valuations, adjusted for unwind quote discount	Adjustment to counterparty valuations	(1.2)%	-	8.0%	2.4%

Equity Index Options	$30.8	Counterparty valuations, adjusted for unwind quote discount	Adjustment to counterparty valuations	0.5%	-	9.7%	3.4%

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
In the case of exchange traded instruments, WM Life Re has exposure to credit risk for amounts uncollateralized by margin balances. WM Life Re has entered into master netting agreements with certain of its counterparties whereby the collateral provided (held) is calculated on a net basis. The following summarizes amounts offset under master netting agreements:

	December 31, 2013			December 31, 2012
Millions	Gross asset amounts before offsets(1)	Gross liability amounts offset under master netting arrangements	Net amounts recognized in Other Assets	Gross asset amounts before offsets(1)	Gross liability amounts offset under master netting arrangements	Net amounts recognized in Other Assets
Interest rate contracts
OTC	$2.4	$(11.7)	$(9.3)	$52.6	$(26.9)	$25.7
Exchange traded	1.0	(1.6)	(.6)	1.6	(.2)	1.4
Foreign exchange contracts
OTC	67.8	(12.0)	55.8	87.8	(34.4)	53.4
Exchange traded	2.3	—	2.3	.8	(1.4)	(.6)
Equity contracts
OTC	30.7	(9.2)	21.5	63.6	(22.9)	40.7
Exchange traded	1.8	(2.3)	(.5)	.1	(22.4)	(22.3)
Total(2)	$106.0	$(36.8)	$69.2	$206.5	$(108.2)	$98.3
(1) Amount equal to fair value of instrument as recognized in other assets.
(2) All derivative instruments held by WM Life Re are subject to master netting arrangements.

The following summarizes the value, collateral held or provided by WM Life Re and net exposure to credit losses on OTC and exchange traded derivative instruments by counterparty recorded within other assets:

	December 31, 2013
Millions	Net amount of assets reflected in Balance Sheet	Collateral provided to counterparty - Cash	Collateral provided to counter-party - Financial Instruments	Net amount of exposure after effect of collateral provided	Excess collateral provided to counter-party- Cash	Excess collateral provided - Financial Instruments	Counter-party collateral held by WM Life Re - Cash	Net amount of exposure to counter-party	Standard & Poor's Rating(1)
JP Morgan	$9.1	$—	$—	$9.1	$22.0	$—	$—	$31.1	A	+
Bank of America	27.2	—	—	27.2	—	—	—	27.2	A
Nomura	(.4)	—	.4	—	—	22.8	.8	22.0	BBB	+
Citigroup - OTC	19.4	—	—	19.4	2.3	—	—	21.7	A
Citigroup - Exchange Traded	1.2	—	—	1.2	19.8	—	—	21.0	A
Royal Bank of Scotland	11.3	—	—	11.3	—	—	—	11.3	A	-
Barclays	1.4	—	—	1.4	—	—	—	1.4	A
Total	$69.2	$—	$.4	$69.6	$44.1	$22.8	$.8	$135.7

	December 31, 2012
Millions	Net amount of assets reflected in Balance Sheet	Collateral provided to counter-party - Cash	Collateral provided to counter-party - Financial Instruments	Net amount of exposure after effect of collateral provided	Excess collateral provided to counter-party- Cash	Excess collateral provided - Financial Instruments	Counter-party collateral held by WM Life Re- Cash	Net amount of exposure to counter-party	Standard & Poor's Rating(1)
Citigroup - OTC	$19.9	$—	$—	$19.9	$30.8	$—	$—	$50.7	A
Bank of America	78.5	—	—	78.5	—	—	30.6	47.9	A
Royal Bank of Scotland	33.6	—	—	33.6	—	—	—	33.6	A
JP Morgan	(22.8)	22.8	—	—	32.8	—	—	32.8	A	+
Nomura	(.9)	.9	—	—	.8	28.0	—	28.8	BBB	+
Citigroup - Exchange Traded	(21.5)	21.5	—	—	13.6	—	—	13.6	A
Barclays	11.6	—	—	11.6	—	—	—	11.6	A	+
Goldman Sachs	(.1)	.1	—	—	3.1	—	—	3.1	A	-
Total	$98.3	$45.3	$—	$143.6	$81.1	$28.0	$30.6	$222.1

(1)
Standard & Poor’s ratings as detailed above are:  “A+” (Strong, which is the fifth highest of twenty-one creditworthiness ratings),“A” (which is the sixth highest of twenty-one creditworthiness ratings), “A-” (which is the seventh highest of twenty-one creditworthiness ratings), and BBB+ (which is the eighth highest of twenty-one creditworthiness ratings).

Forward Contracts

White Mountains is exposed to foreign currency risk related to Sirius International as its functional currency is the Swedish krona (SEK). In addition, Sirius International holds net assets denominated in euros (EUR), British pound sterling (GBP), and U.S. Dollars (USD). Beginning in September 2012, White Mountains entered into forward contracts through a twelve month trial program with a third-party currency specialist manager to determine whether purchasing external forward currency contracts would improve the management of foreign currency exposure at Sirius Group. White Mountains monitors its exposure to foreign currency and adjusts its forward positions within the risk guidelines and ranges established by senior management for each currency, as necessary. While White Mountains actively manages its forward positions, mismatches between movements in foreign currency rates and its forward contracts may result in currency positions being outside the pre-defined ranges and/or foreign currency losses. At December 31, 2013, White Mountains held approximately $20.4 million (SEK 131.3 million) total gross notional value of foreign currency forward contracts.
All of White Mountains’ forward contracts are traded over-the-counter. The fair value of the contracts has been estimated using OTC quotes for similar instruments and accordingly, the measurements have been classified as Level 2 measurements at December 31, 2013.

The following tables summarize the changes in White Mountains’ forward contracts for the year ended December 31, 2013 and 2012:

Millions	December 31, 2013	December 31, 2012
Beginning of period	$(.1)	$—
Purchases	—	—
Realized and unrealized losses	(.1)	(.3)
Sales/settlements	.1	.2
End of period	$(.1)	$(.1)

The following summarizes realized and unrealized derivative gains (losses) recognized in net realized and unrealized investment gains and the carrying values, included in other long-term investments, at December 31, 2013 and 2012 by type of currency:

	December 31, 2013		December 31, 2012
Millions	Gains (Losses)	Carrying Value	Gains (Losses)	Carrying Value
USD	$(.2)	$—	$(.2)	$—
SEK	—	—	—	—
EUR	.1	(.1)	(.1)	(.1)
GBP	—	—	—	—
Total	$(.1)	$(.1)	$(.3)	$(.1)

All of White Mountains’ forward contracts are subject to master netting agreements. The following summarizes amounts offset under master netting agreements:

	December 31, 2013			December 31, 2012
Millions	Gross asset amounts before offsets(1)	Gross liability amounts offset under master netting arrangements	Net amounts recognized in investments	Gross asset amounts before offsets(1)	Gross liability amounts offset under master netting arrangements	Net amounts recognized in investments
USD	$—	$—	$—	$—	$—	$—
EUR	—	(.1)	(.1)	—	(.1)	(.1)
GBP	—	—	—	—	—	—
Total	$—	$(.1)	$(.1)	$—	$(.1)	$(.1)

(1)	Amount equal to fair value of instrument as recognized in investments.

White Mountains does not hold or provide any collateral for the forward contracts.  The following table summarizes the notional amounts and the uncollateralized balances associated with forward currency contracts by counterparty:

	December 31, 2013			December 31, 2012
Millions	Notional Amount	Carrying Value	Standard & Poor's Rating(1)	Notional Amount	Carrying Value
Barclays Bank Plc	$5.8	$—	A	$7.7	$(.1)
Deutsche Bank	7.7	—	A	11.1	—
Goldman Sachs	2.1	—	A-	.4	—
HSBC	3.3	(.1)	AA-	10.1	—
JP Morgan	1.3	—	A+	1.9	—
Royal Bank of Canada	.2	—	AA-	—	—
Total	$20.4	$(.1)		$31.2	$(.1)

(1)
Standard & Poor’s (“S&P”) ratings as detailed above are: “AA-” (Very Strong, which is the sixth highest of twenty-one creditworthiness ratings), “A+” (Strong, which is the seventh highest of twenty-one creditworthiness ratings) and “A” (Strong, which is the eighth highest of twenty-one creditworthiness ratings).

Interest Rate Cap

In May 2007, SIG issued the SIG Preference Shares, with an initial fixed annual dividend rate of 7.506%. In June 2017, the fixed rate will move to a floating rate equal to the greater of (i) 7.506% or (ii) 3 month LIBOR plus 320 bps. In July 2013, SIG executed an interest rate cap for the period from June 2017 to June 2022 to protect against a significant increase in interest rates during that 5-year period (the “Interest Rate Cap”). The Interest Rate Cap economically fixes the annual dividend rate on the SIG Preference Shares from June 2017 to June 2022 at 8.30%. The cost of the Interest Rate Cap was an upfront premium of 395 bps of the $250.0 million notional value, or approximately $9.9 million for the full notional amount.
The Interest Rate Cap does not qualify for hedge accounting. It is recorded in other assets at fair value. Changes in fair value are recognized as unrealized gains or losses and are presented within other revenues. Collateral held is recorded within short-term investments with an equal amount recognized as a liability to return collateral. The fair value of the interest rate cap has been estimated using a single broker quote and accordingly, has been classified as a Level 3 measurement at December 31, 2013.
The following table summarizes the change in the fair value of the Interest Rate Cap for the year ended December 31, 2013:

Millions	December 31, 2013
Beginning of period	$—
Purchases	9.9
Net realized and unrealized gains	1.2
Sales/settlements	—
End of period	$11.1

White Mountains does not provide any collateral to the interest rate counterparties. Under the terms of the Interest Rate Cap, White Mountains holds collateral in respect of future amounts due. White Mountains’ liability to return that collateral is based on the amounts provided by the counterparties and investment earnings thereon. The following table summarizes the Interest Rate Cap collateral balances held by White Mountains and ratings by counterparty:

	December 31, 2013
Millions	Collateral Balances Held	Standard & Poor’s Rating(1)
Barclays Bank Plc	$7.5	A
Nordea Bank Finland Plc	3.3	AA-
Total	$10.8

(1)
Standard & Poor’s ratings as detailed above are: “A” (Strong, which is the sixth highest of twenty-one creditworthiness ratings) and “AA-” (Very Strong, which is the fourth highest of twenty-one creditworthiness ratings).

Weather Derivatives
For the year ended December 31, 2013, Sirius Group recognized $0.6 million of net gains on its weather and weather contingent derivatives portfolio. The fair values of the assumed contracts are subject to change in the near-term and reflect management’s best estimate based on various factors including, but not limited to, observed and forecasted weather conditions, changes in interest or foreign currency exchange rates and other market factors. Estimating the fair value of derivative instruments that do not have quoted market prices requires management’s judgment in determining amounts that could reasonably be expected to be received from or paid to a third party to settle the contracts. Such amounts could be materially different from the amounts that might be realized in an actual transaction to settle the contract with a third party. Because of the significance of the unobservable inputs used to estimate the fair value of Sirius Group’s weather risk contracts, the fair value measurements of the contracts are deemed to be Level 3 measurements in the fair value hierarchy.

Note 9. Municipal Bond Guarantee Insurance

In 2012, HG Global was capitalized with $594.5 million from White Mountains and $14.5 million from non-controlling interests to fund BAM, a newly formed mutual municipal bond insurer. As of December 31, 2013, White Mountains owned 97.3% of HG Global’s preferred equity and 88.7% of its common equity. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of BAM surplus notes. HG Global provides first loss reinsurance protection for policies underwritten by BAM of up to 15% of par outstanding on a per policy basis through HG Re, which had statutory capital of $436.9 million at December 31, 2013. HG Re’s obligations to BAM are collateralized in trusts, and there is an aggregate loss limit that is equal to the total assets in the collateral trusts at any point in time. At December 31, 2013 and 2012, HG Global had pre-tax income of $38.1 million and $14.2 million, which included $40.2 million and $18.4 million of interest income on the BAM surplus notes. At December 31, 2013 and 2012, BAM had a pre-tax loss of $78.6 million and $36.3 million that was recorded in net loss attributable to non-controlling interests, which included $40.2 million and $18.4 million of interest expense on the BAM surplus notes. As of December 31, 2013, HG Global has accrued $58.6 million of interest receivable on the BAM surplus notes.
The following table provides a schedule of BAM’s insured obligations:

	December 31, 2013	December 31, 2012
Contracts issued and outstanding	218	3
Remaining weighted average contract period (in years)	13.8	10.4
Contractual debt service outstanding (in millions):
Principal	$4,703.7	$25.8
Interest	$3,264.4	$8.9
Gross unearned insurance premiums	$13.2	$.1

NOTE 10. Earnings Per Share

Basic earnings per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities. Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding. The following table outlines the Company’s computation of earnings per share from continuing operations for the years ended December 31, 2013, 2012 and 2011 (see Note 21 for earnings per share amounts for discontinued operations):

	Year Ended December 31,
	2013	2012	2011
Basic and diluted earnings per share numerators (in millions):
Net income from continuing operations attributable to White Mountains’ common shareholders	$317.3	$322.4	$146.3
Allocation of income for unvested restricted common shares	(4.7)	(4.3)	(1.2)
Dividends declared on participating restricted common shares(1)	(.1)	(.1)	(.1)
Total allocation to restricted common shares	(4.8)	(4.4)	(1.3)
Net income attributable to White Mountains’ common shareholders, net of restricted share amounts	$312.5	$318.0	$145.0
Undistributed net earnings (in millions):
Net income attributable to White Mountains’ common shareholders, net of restricted common share amounts	$312.5	$318.0	$145.0
Dividends declared net of restricted common share amounts(1)	(6.1)	(6.5)	(7.9)
Total undistributed net earnings, net of restricted common share amounts	$306.4	$311.5	$137.1
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	6,200.4	6,799.8	7,881.0
Average unvested restricted common shares(2)	(91.4)	(91.1)	(69.4)
Basic earnings per share denominator	6,109.0	6,708.7	7,811.6
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	6,200.4	6,799.8	7,881.0
Average unvested restricted common shares(2)	(91.4)	(91.1)	(69.4)
Average outstanding dilutive options to acquire common shares(3)	—	—	—
Diluted earnings per share denominator	6,109.0	6,708.7	7,811.6
Basic earnings per share (in dollars):
Net income attributable to White Mountains’ common shareholders	$51.15	$47.41	$18.56
Dividends declared and paid	(1.00)	(1.00)	(1.00)
Undistributed earnings	$50.15	$46.41	$17.56
Diluted earnings per share (in dollars)
Net income attributable to White Mountains’ common shareholders	$51.15	$47.41	$18.56
Dividends declared and paid	(1.00)	(1.00)	(1.00)
Undistributed earnings	$50.15	$46.41	$17.56

(1)	Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.

(2)	Restricted common shares outstanding vest either in equal annual installments or upon a stated date (see Note 12).

(3)
The diluted earnings per share denominator for the years ended December 31, 2013, 2012 and 2011 do not include the impact of 125,000 common shares issuable upon exercise of the non-qualified options outstanding as they are anti-dilutive to the calculation.

NOTE 11. Retirement and Postretirement Plans

OneBeacon sponsors qualified and non-qualified, non-contributory, defined benefit pension plans covering substantially all employees who were employed as of December 31, 2001 and former employees who had met the eligibility requirements, as well as retirees. Current plans include the OneBeacon qualified pension plan (the “Qualified Plan”) and the OneBeacon non-qualified pension plan (the “Non-qualified Plan”) (collectively the “Plans”). The Plans were frozen and curtailed in 2002 and, as a result, the projected benefit obligation is equal to the accumulated benefit obligation.
The benefits for the Plans are based primarily on years of service and employees’ compensation through December 31, 2002. OneBeacon’s funding policy is consistent with the funding requirements of U.S. federal laws and regulations.
The following tables set forth the obligations and funded status, assumptions, plan assets and cash flows associated with the Plans at December 31, 2013 and 2012:

	Pension Benefits December 31,
Millions	2013	2012
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$119.5	$113.0
Service cost	.8	.7
Interest cost	4.2	4.7
Settlement gain	—	(.7)
Special termination benefit cost	.3	.6
Assumption changes	(13.0)	11.2
Actuarial gain	(.5)	(.2)
Benefits and expenses paid with plan assets	(6.2)	(7.5)
Benefits paid directly by OneBeacon	(2.2)	(2.3)
Projected benefit obligation at end of year	$102.9	$119.5
Change in plan assets:
Fair value of plan assets at beginning of year	$124.7	$120.8
Actual return on plan assets	24.3	11.4
Benefits and expenses paid	(6.2)	(7.5)
Fair value of plan assets at end of year	$142.8	$124.7
Funded status at end of year	$39.9	$5.2

The funded status of the consolidated pension plans at December 31, 2013 was $39.9 million, which represents an over-funding of $64.1 million related to the Qualified Plan and an under-funding of $24.2 million related to the Non-qualified Plan. The Non-qualified Plan, which is unfunded, does not hold any assets. OneBeacon has set aside $16.2 million in an irrevocable rabbi trust for the benefit of Non-qualified Plan participants. Assets held in the rabbi trust are not reflected in the funded status of the consolidated pension plans as presented.
Amounts recognized in the financial statements as of December 31, 2013 and 2012 consist of:

	December 31,
Millions	2013	2012
Net assets of the Qualified Plan recorded in other assets	$64.1	$32.8
Net liabilities of the Non-qualified Plan recorded in other liabilities	(24.2)	(27.6)
Net amount accrued in the financial statements	$39.9	$5.2

Information for the Non-qualified Plan, which had accumulated benefit obligations in excess of plan assets, was as follows:

	December 31,
Millions	2013	2012
Projected benefit obligation	$24.2	$27.6
Accumulated benefit obligation	$24.2	$27.6
Fair value of plan assets	$—	$—

Information for the Qualified Plan, which had accumulated benefit obligations less than plan assets, was as follows:

	December 31,
Millions	2013	2012
Projected benefit obligation	$78.7	$91.9
Accumulated benefit obligation	$78.7	$91.9
Fair value of plan net assets(1)	$142.8	$124.7

(1)	Includes receivables related to securities sold, interest and dividends as well as payables related to securities purchased.

The amounts recognized in accumulated other comprehensive income (loss) on a pre-tax basis and before non-controlling interest for the years ended December 31, 2013 and 2012 were as follows:

	December 31,
Millions	2013	2012
Accumulated other comprehensive loss beginning balance	$(21.2)	$(16.7)
Increase (decrease) in accumulated other comprehensive income (loss):
Amortization of net actuarial losses recognized during the year	.9	.8
Net actuarial gains (losses) occurring during the year(1)	30.8	(5.9)
Other adjustments	—	.6
Accumulated other comprehensive income (loss) ending balance	$10.5	$(21.2)

(1)
Net actuarial gains (losses) resulted from investment returns and demographic experience different than assumed, as well as changes in assumptions in estimating the projected benefit obligation in the years ended December 31, 2013 and 2012.

During 2013, OneBeacon expects $0.3 million will be amortized from accumulated other comprehensive income into net periodic benefit cost. The components of net periodic benefit (income) cost for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
Millions	2013	2012	2011
Service cost	$.8	$.7	$.8
Interest cost	4.2	4.7	5.2
Expected return on plan assets	(7.1)	(6.9)	(7.6)
Amortization of unrecognized loss	.9	.8	.5
Net periodic pension income before settlements, curtailments and special termination benefits	(1.2)	(.7)	(1.1)
Settlement loss	—	.6	.5
Special termination benefits expense(1)	.3	.6	.8
Total net periodic benefit (income) cost	$(.9)	$.5	$.2

(1)	Special termination benefits represent additional payments made from the Qualified Plan to certain vested participants when their employment was terminated due to a reduction in force.

Assumptions
The weighted average discount rate assumptions used to determine benefit obligations was 4.66% and 3.64% at December 31, 2013 and 2012. The weighted average assumptions used to determine net periodic benefit cost included a 3.64% discount rate and 5.75% expected long-term rate of return on plan assets for the year ended December 31, 2013.  The weighted average assumptions used to determine net periodic benefit cost included a 4.38% discount rate and 5.75% expected long-term rate of return on plan assets for the year ended December 31, 2012.
OneBeacon’s discount rate assumptions used to account for the Plans reflect the rates at which the benefit obligations could be effectively settled. In addition to consideration of published yields for high quality long-term corporate bonds, U.S. Treasuries and insurance company annuity contract pricing, consideration was given to cash flow matching analyses.
OneBeacon performed an analysis of expected long-term rates of return based on the allocation of its Qualified Plan assets at December 31, 2012 and 2011 to develop expected rates of return for 2013 and 2012 for each significant asset class or economic indicator. A range of returns was developed based both on forecasts and on broad market historical benchmarks for expected return, correlation, and volatility for each asset class.

Plan Assets
The majority of the Qualified Plans’ assets are managed by Prospector Partners, LLC (“Prospector”), a related party (see Note 19). The investment policy places an emphasis on preserving invested assets through a diversified portfolio of high-quality income producing investments and equity investments.
The investment management process integrates the risks and returns available in the investment markets with the risks and returns available to the Qualified Plan in establishing the proper allocation of invested assets. The asset classes may include fixed maturity, equity, convertible fixed maturities, and cash and short-term investments. Fixed maturity and convertible fixed maturities may include bonds, convertible fixed maturities and convertible preferred stocks of companies from diversified industries. Equity securities primarily include investments in large-cap and mid-cap companies primarily located in the United States. Cash and short-term investments include registered investment companies and common/collective trust funds.
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
The fair value of the Qualified Plan’s assets and their related inputs at December 31, 2013 and 2012 by asset category were as follows:

	December 31, 2013				December 31, 2012
Millions	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturity investments	$—	$—	$—	$—	$1.9	$—	$1.9	$—
Common equity securities	103.3	103.3	—	—	79.5	79.5	—	—
Convertible fixed maturity investments	29.9	—	29.9	—	34.5	—	34.5	—
Cash and short-term investments	8.9	8.8	.1	—	8.1	8.1	—	—
Total	$142.1	$112.1	$30.0	$—	$124.0	$87.6	$36.4	$—

There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2013 and 2012.
The Qualified Plan’s asset allocations at December 31, 2013 and 2012, by asset category were as follows:

	Plan Assets at December 31,
Asset Category	2013	2012
Fixed maturity investments	—%	1.5%
Common equity securities	72.7	64.2
Convertible fixed maturity investments	21.1	27.8
Cash and short-term investments	6.2	6.5
Total	100.0%	100.0%

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

Cash Flows
OneBeacon does not expect to make a contribution to its Qualified Plan in 2013. OneBeacon anticipates contributing $2.2 million to the Non-qualified Plan, for which OneBeacon has assets held in a rabbi trust.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Millions	Expected Benefit Payments
2014	$5.1
2015	5.4
2016	5.6
2017	5.8
2018	6.1
2019-2023	33.9

Other Benefit Plans
OneBeacon sponsors a defined contribution plan, the OneBeacon 401(k) Savings and Employee Stock Ownership Plan (“KSOP”), covering the majority of its employees. The contributory plan provides qualifying employees with matching contributions of 50% up to the first six percent of salary (subject to U.S. federal limits on allowable contributions in a given year). Total expense for matching contributions to the plan was $2.3 million, $2.8 million and $3.0 million in 2013, 2012 and 2011.
The employee stock ownership component of the KSOP provides all of its participants with an annual base contribution in common shares equal to 3% of their salary, up to the applicable Social Security wage base ($113,700 for 2013). Additionally, those participants not otherwise eligible to receive certain other OneBeacon benefits can earn a variable contribution of up to 6% of their salary, subject to the applicable IRS annual covered compensation limits ($255,000 for 2013) and contingent upon OneBeacon’s performance.  White Mountains recorded $6.3 million, $4.8 million and $6.3 million in compensation expense to pay benefits and allocate common shares to participant’s accounts for the years ended 2013, 2012 and 2011.
OneBeacon had a post-employment benefit liability, which primarily relates to disability coverage for former employees, of $5.8 million and $7.1 million at December 31, 2013 and 2012.
Sirius Group sponsors an employee savings plan (defined contribution plan) covering the majority of its U.S. employees. The contributory plan provides qualifying employees with matching contributions of 100% up to the first 2% and 50% of the next 4% of salary (subject to U.S. federal limits on allowable contributions in a given year). Total expense for matching contributions to the plan was $0.6 million, $0.6 million and $0.7 million in 2013, 2012 and 2011. Additionally, all participants in the plan can earn a variable contribution of up to 7% of their salary, subject to the applicable IRS annual covered compensation limits ($255,000 for 2013) and contingent upon Sirius Group’s performance. Total expense for variable contributions to the plan was $0.7 million, $0.4 million and $0.3 million in 2013, 2012 and 2011.
Sirius Group funds other governmental pension plans and other employee savings plans in various countries for its global employees. As of December 31, 2013 and 2012, the projected benefit obligation of Sirius Group’s other governmental pension plans was $13.1 million and $12.4 million, and the funded status was $1.0 million and $1.7 million. The expense for those plans totaled $9.7 million, $7.5 million and $9.6 million in 2013, 2012 and 2011.

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

Incentive Compensation Plans
White Mountains’ Long-Term Incentive Plan (the “WTM Incentive Plan”) provides for grants of various types of share-based and non-share-based incentive awards to key employees and service providers of White Mountains. The WTM Incentive Plan was adopted by the Board, was approved by the Company’s sole shareholder in 1985 and was subsequently amended by its shareholders in 1995, 2001, 2003, 2005, 2010 and 2013. Share-based incentive awards that may be granted under the plan include performance shares, restricted shares, performance units, incentive stock options and non-qualified stock options (“Non-Qualified Options”). Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Awards generally vest at the end of a three-year period, are subject to the attainment of pre-specified performance goals, and are valued based on the market value of common shares at the time awards are paid. Performance shares earned under the WTM Incentive Plan are typically paid in cash but may be paid in common shares or by deferral into certain non-qualified compensation plans of White Mountains. Compensation expense is recognized on a pro rata basis over the vesting period of the awards.
The OneBeacon Long-Term Incentive Plan (the “OneBeacon Incentive Plan”) provides for grants to key employees of OneBeacon various types of share-based incentive awards, including performance shares, restricted shares, restricted stock units and Non-Qualified Options.
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
White Mountains offers certain types of share-based compensation under qualified retirement plans. The defined contribution plans of OneBeacon and Sirius Group (the “401(k) Plans”) offer its U.S.-domiciled participants the ability to invest their balances in several different investment options, including the Company’s or OneBeacon’s common shares.
OneBeacon’s KSOP is an employer-funded benefit plan that provides all of its participants with an annual base contribution in common shares equal to 3% of their salary, up to the applicable Social Security wage base ($113,700 for 2013). Additionally, those participants not otherwise eligible to receive certain other OneBeacon benefits can earn a variable contribution of up to 6% of their salary, subject to the applicable IRS annual covered compensation limits ($255,000 for 2013) and contingent upon OneBeacon’s performance.

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

The following summarizes performance share activity for the years ended December 31, 2013, 2012 and 2011 for performance shares granted under the WTM Incentive Plan and the WTM Phantom Share Plan:

	Year Ended December 31,
	2013		2012		2011
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	119,357	$29.4	150,064	$66.1	163,184	$29.4
Shares paid or expired(1)	(47,310)	(11.0)	(68,357)	(58.3)	(51,131)	—
New grants	47,170	—	38,432	—	37,675	—
Assumed forfeitures and cancellations(2)	3	(.6)	(782)	.6	336	(.9)
Expense recognized	—	42.4	—	21.0	—	37.6
Ending December 31,	119,220	$60.2	119,357	$29.4	150,064	$66.1

(1)
WTM performance shares payments in 2013 for the 2010-2012 performance cycle ranged from 33% to 98% of target. WTM performance share payments in 2012 for the 2009-2011 performance cycle ranged from 147% to 155% of target. At December 31, 2012, White Mountains paid $9.9 as a partial payment for the 2010-2012 performance cycle. There were no payments made in 2011 for the 2008-2010 performance cycle; those performance shares did not meet the threshold performance goal and expired.

(2)	Amounts include changes in assumed forfeitures, as required under GAAP.

For the 2009-2011 performance cycle, the Company issued common shares for 9,577 performance shares earned and all other performance shares earned were settled in cash.
If all outstanding performance shares had vested on December 31, 2013, the total additional compensation cost to be recognized would have been $33.8 million, based on accrual factors at December 31, 2013 (common share price and payout assumptions).

Performance shares granted under the WTM Incentive Plan
The following table summarizes performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan at December 31, 2013 for each performance cycle:

Millions, except share amounts	Target WTM Performance Shares Outstanding	Accrued Expense
Performance cycle:
2013 – 2015	47,170	$12.1
2012 – 2014	37,977	21.4
2011 – 2013	37,130	28.2
Sub-total	122,277	61.7
Assumed forfeitures	(3,057)	(1.5)
Total at December 31, 2013	119,220	$60.2

The targeted performance goal for full payment of outstanding performance shares granted under the WTM Incentive Plan to non-investment personnel for the 2013-2015 performance cycles is an 8% growth in intrinsic business value per share. Growth of 2% or less would result in no payout and growth of 14% or more would result in a payout of 200%.
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

Restricted Shares
The following outlines the unrecognized compensation cost associated with the outstanding restricted share awards under the WTM Incentive Plan for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013		2012		2011
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	69,910	$16.8	72,000	$13.3	46,250	$14.1
Issued	25,720	14.4	32,160	15.7	27,250	9.9
Vested(1)	(1,500)	—	(32,945)	—	(1,500)	—
Forfeited	—	—	(1,305)	(.2)	—	—
Expense recognized	—	(14.2)	—	(12.0)	—	(10.7)
Non-vested at December 31,	94,130	$17.0	69,910	$16.8	72,000	$13.3

(1)	During 2012, the Compensation Committee accelerated the vesting date for an installment of 5,000 restricted shares from January 20, 2013 to December 31, 2012.

During 2013, White Mountains issued 25,720 restricted shares that vest on January 1, 2016. During 2012, White Mountains issued 27,960 restricted shares that vest on January 1, 2015, 3,000 restricted shares that vest in two equal annual installments beginning on February 22, 2014 and 1,200 restricted shares that vest on July 16, 2015. During 2011, White Mountains issued 27,250 restricted shares that vest on January 1, 2014.  The unrecognized compensation cost at December 31, 2013 is expected to be recognized ratably over the remaining vesting periods.

Stock Options

Non-Qualified Options
The Company’s Chairman and CEO holds 125,000 Non-Qualified Options, which are exercisable at $742 per common share and expire on January 20, 2017. The potential in-the-money value of the Non-Qualified Options in excess of $100 million is limited to 50% of the excess amount. The Non-Qualified Options were fully amortized as of the first quarter in 2011. For the year ended December 31, 2011, White Mountains recognized $0.1 million of amortization expense.

Share-Based Compensation Based on OneBeacon Ltd. Common Shares

OneBeacon Performance Shares
The following summarizes activity for the years ended December 31, 2013, 2012 and 2011 for OneBeacon performance shares granted under the OneBeacon Incentive Plan:

	Year Ended December 31,
	2013		2012		2011
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	563,190	$1.2	642,667	$9.7	1,464,295	$18.5
Payments and deferrals(1)	(238,658)	—	(258,901)	(7.7)	(936,150)	(10.5)
New awards	179,000	—	181,290	—	194,900	—
Forfeitures and cancellations(2)	(10,111)	(0.1)	(1,866)	—	(80,378)	(0.5)
Expense recognized	—	2.9	—	(0.8)	—	2.2
End of period	493,421	$4.0	563,190	$1.2	642,667	$9.7

(1)
No payments were made in 2013 for the 2010-2012 OneBeacon performance cycle as the performance factor was zero. OneBeacon performance share payments in 2012 for the 2009-2011 performance cycle were at 138.6% of target. OneBeacon performance shares payments in 2011 for the 2008-2010 performance cycle were at 68.5% of target. Amounts include deposits into OneBeacon’s deferred compensation plan.

(2)	Amounts include changes in assumed forfeitures, as required under GAAP.

The following summarizes OneBeacon performance shares outstanding awarded under the OneBeacon Incentive Plan at December 31, 2013 for each performance cycle:

Millions, except share amounts	Target OneBeacon Performance Shares Outstanding	Accrued Expense
Performance cycle:
2013 – 2015	179,000	$1.0
2012 – 2014	181,290	2.1
2011 – 2013	142,138	1.0
Sub-total	502,428	4.1
Assumed forfeitures	(9,007)	(.1)
Total at December 31, 2013	493,421	$4.0

If the outstanding OneBeacon performance shares had been vested on December 31, 2013, the total additional compensation cost to be recognized would have been $2.9 million, based on December 31, 2013 accrual factors (common share price and payout assumptions).
The targeted performance goal for full payment of the outstanding OneBeacon performance shares granted during 2013 is growth in book value per share of 13%. At a growth in book value per share of 6% or less, no performance shares would be earned and at a growth in book value per share of 20% or more, 200% of performance shares would be earned.
The targeted performance goal for full payment of the outstanding OneBeacon performance shares granted during 2012 is growth in book value per share of 10%. At a growth in book value per share of 3% or less, no performance shares would be earned and at a growth in book value per share of 17% or more, 200% of performance shares would be earned.
The targeted performance goal for full payment of the outstanding OneBeacon performance shares granted during 2011 is growth in book value per share of 11%. At a growth in book value per share of 4% or less, no performance shares would be earned and at a growth in book value per share of 18% or more, 200% of performance shares would be earned.

OneBeacon Restricted Shares
The following table summarizes the unrecognized compensation cost associated with the outstanding OneBeacon restricted stock awards for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013		2012		2011
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	927,000	$9.6	630,000	$7.7	—	$—
Issued	—	—	300,000	4.5	630,000	8.6
Vested	(9,000)	—	(667)	—	—	—
Forfeited	(3,000)	—	(2,333)	—	—	—
Expense recognized	—	(3.1)	—	(2.6)	—	(.9)
End of period	915,000	$6.5	927,000	$9.6	630,000	$7.7

On March 1, 2012, OneBeacon issued 300,000 restricted shares to key employees that vest in two equal installments on February 28, 2014 and 2015. On May 25, 2011, OneBeacon issued 630,000 restricted shares to its CEO that vest in four equal annual installments beginning on February 22, 2014, 2015, 2016 and 2017.  Concurrently with the grant of the restricted shares, 35,000 OneBeacon performance shares issued to OneBeacon’s CEO for the 2011-2013 performance share cycle were forfeited and performance share awards to OneBeacon’s CEO for the subsequent 5 years have been or will also be reduced by 35,000 shares.  The restricted shares contain dividend participation features, and therefore, are considered participating securities.  The unrecognized compensation cost associated with outstanding restricted share awards at December 31, 2013 is expected to be recognized ratably over the remaining vesting periods.

Share-based Compensation Under Qualified Retirement Plans
Contributions to the KSOP with respect to the years ended 2013, 2012 and 2011 were made with either the Company’s or OneBeacon Ltd.’s common shares, dependent on the employer.  The variable contribution amounts for eligible participants of the KSOP constituted approximately 4%, 3% and 2% of salary for the years ended 2013, 2012 and 2011. White Mountains recorded $6.3 million, $4.8 million and $6.3 million in compensation expense to pay benefits and allocate common shares to participant’s accounts for the years ended 2013, 2012 and 2011. As of December 31, 2013 and 2012, the plans owned 3% or less of either of the Company’s or OneBeacon Ltd.’s total common shares outstanding.  All White Mountains common shares held by the KSOP are considered outstanding for earnings (loss) per share computations.

NOTE 13. Common Shareholders’ Equity

Common Shares Repurchased and Retired
In 2006, White Mountains’ Board of Directors authorized the Company to repurchase up to 1,000,000 of its common shares, from time to time, subject to market conditions.  In 2010 and 2012, White Mountains’ Board of Directors authorized the Company to repurchase an additional 600,000 and 1,000,000, respectively, of its common shares, for a total authorization of 2,600,000 shares. Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorizations do not have a stated expiration date. As of December 31, 2013, White Mountains may repurchase an additional 545,496 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its Board of Directors. Shares repurchased pursuant to employee benefit plans do not fall under the board authorizations referred to above.
During 2013, the Company repurchased 141,535 common shares for $79.8 million at an average share price of $564, which were comprised of 140,000 common shares repurchased in a private transaction under the board authorization for $78.9 million at an average share price of $564 and 1,535 common shares repurchased pursuant to employee benefit plans.
During 2012, the Company repurchased 1,329,640 common shares for $669.1 million at an average share price of $503, which were comprised of (1) 502,801 common shares repurchased under the board authorization for $256.0 million at an average share price of $508; (2) 816,829 common shares repurchased through a fixed-price tender offer for $408.6 million at a share price of $500; and (3) 10,010 common shares repurchased pursuant to employee benefit plans.
During 2011, the Company repurchased 646,502 common shares for $253.0 million at an average share price of $390, which were comprised of (1) 313,967 common shares repurchased under the board authorization for $114.0 million at an average share price of $364; (2) 332,346 common shares repurchased through two “modified Dutch auction” self-tender offers for $138.8 million at an average share price of $418; and (3) 189 common shares repurchased pursuant to employee benefit plans.

Common Shares Issued
During 2013, the Company issued a total of 27,310 common shares, which consisted of 25,720 restricted shares issued to key management personnel and 1,590 shares issued to directors of the Company. During 2012, the Company issued a total of 44,054 common shares, which consisted of 32,160 restricted shares and 700 shares issued to key management personnel, 9,577 shares issued in satisfaction of performance shares and 1,617 shares issued to directors of the Company. During 2011, the Company issued a total of 29,432 common shares, which consisted of 27,250 restricted shares issued to key management personnel and 2,182 shares issued to directors of the Company.

Dividends on Common Shares
For the years ended December 31, 2013, 2012 and 2011, the Company declared and paid cash dividends totaling $6.2 million, $6.6 million, and $8.0 million (or $1.00 per common share).

NOTE 14. Statutory Capital and Surplus

White Mountains’ insurance and reinsurance operations are subject to regulation and supervision in each of the jurisdictions where they are domiciled and licensed to conduct business. Generally, regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid loss and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders.  In addition, the NAIC uses risk-based capital (“RBC”) standards for property and casualty insurers as a means of monitoring certain aspects affecting the overall financial condition of insurance companies. At December 31, 2013, White Mountains’ active insurance and reinsurance operating subsidiaries exceeded their respective RBC requirements.
The Insurance Act 1978 of Bermuda and related regulations, as amended (“Insurance Act”), regulates the insurance business of Split Rock. Under the Insurance Act, Split Rock is required to maintain available statutory capital and surplus at a level equal to or in excess of its enhanced capital requirement which is established by reference to either a Bermuda Solvency Capital Requirement (“BSCR”) model or an approved internal capital model. At December 31, 2013, Split Rock Insurance Ltd. met Bermuda’s statutory capital and surplus requirements.
OneBeacon’s combined statutory surplus (including U.S. statutory surplus and Bermuda statutory capital and surplus for Split Rock) was $1.0 billion and $0.9 billion as of December 31, 2013 and 2012. OneBeacon’s combined U.S. statutory surplus was $0.9 billion as of both December 31, 2013 and 2012. OneBeacon’s combined U.S. statutory net income for the years ended December 31, 2013, 2012 and 2011 was $100.1 million, $82.0 million and $119.6 million. The minimum policyholders' surplus necessary to satisfy OneBeacon's regulatory requirements was $164.7 million at December 31, 2013, which equals the authorized control level of the NAIC risk-based capital of OneBeacon’s primary top tier regulated operating subsidiary.

Split Rock’s statutory capital and surplus was $96.4 million as of December 31, 2013.
The principal differences between OneBeacon’s combined U.S. statutory amounts and Split Rock, and the amounts reported in accordance with GAAP include deferred acquisition costs, deferred taxes, and market value adjustments for debt securities. OneBeacon's insurance subsidiaries' statutory policyholders' surplus at December 31, 2013 was in excess of the minimum requirements of relevant state and Bermuda insurance regulations.
Sirius International is subject to regulation and supervision in Sweden by the Financial Supervisory Authority (“FSA”). Sirius International’s total regulatory capital at December 31, 2013 was $2.5 billion.  In accordance with FSA regulations, Sirius International holds restricted equity of $1.7 billion as a component of Swedish regulatory capital. This restricted equity cannot be paid as dividends. The minimum regulatory capital held by Sirius International necessary to satisfy the requirements established by the FSA was $132.4 million at December 31, 2013.
Sirius America’s policyholders’ surplus, as reported to regulatory authorities as of December 31, 2013 and 2012, was $548.4 million and $528.3 million. Sirius America’s statutory net income for the years ended December 31, 2013, 2012 and 2011 was $55.9 million, $26.2 million and $101.4 million The principal differences between Sirius America’s statutory amounts and the amounts reported in accordance with GAAP include deferred acquisition costs, deferred taxes, gains recognized under retroactive reinsurance contracts and market value adjustments for debt securities. The minimum policyholders’ surplus necessary to satisfy Sirius America’s regulatory requirements was $113.9 million at December 31, 2013, which equals the authorized control level of the NAIC risk-based capital based on Sirius America’s policyholders’ surplus.
Central National’s policyholders’ surplus, as reported to regulatory authorities as of December 31, 2013 and 2012, was $9.3 million and $11.2 million. Central National’s statutory net (loss) income for the years ended December 31, 2013 and 2012 was $(0.5) million and $1.7 million. The minimum policyholders’ surplus necessary to satisfy Central National’s regulatory requirements was $1.5 million at December 31, 2013, which equals the authorized control level of the NAIC risk-based capital based on Central National’s policyholders’ surplus.
Woodridge’s policyholders' surplus, as reported to regulatory authorities as of December 31, 2013 and 2012, was $8.4 million and $8.6 million. Woodridge’s statutory net (loss) income for the years ended December 31, 2013 and 2012 was $(0.1) million and $0.1 million. The minimum policyholders' surplus necessary to satisfy Woodridge’s regulatory requirements was $0 million at December 31, 2013, which equals the authorized control level of the NAIC risk-based capital based on Woodridge’s policyholders' surplus.
Oakwood's policyholders' surplus, as reported to regulatory authorities as of December 31, 2013 and 2012, was $20.7 million and $24.5 million. Oakwood’s statutory net (loss) income for the years ended December 31, 2013 and 2012 was $(0.9) million and $3.9 million. The minimum policyholders' surplus necessary to satisfy Oakwood’s regulatory requirements was $2.2 million at December 31, 2013, which equals the authorized control level of the NAIC risk-based capital based on Oakwood’s policyholders' surplus. PICO’s policyholders’ surplus, as reported to regulatory authorities as of December 31, 2012, was $6.3 million. In 2013, the net assets of PICO were transferred to Oakwood and PICO was subsequently dissolved.
Citation’s policyholders' surplus, as reported to regulatory authorities as of December 31, 2013 and 2012, was $11.9 million and $13.1 million. Citation’s statutory net loss for the years ended December 31, 2013 and 2012 was $0.3 million and $4.2 million. The minimum policyholders' surplus necessary to satisfy Citation’s regulatory requirements was $0.1 million at December 31, 2013, which equals the authorized control level of the NAIC risk-based capital based on Citation’s policyholders' surplus.
Ashmere’s policyholders' surplus, as reported to regulatory authorities as of December 31, 2013, was $12.7 million. Ashmere’s statutory net loss for the year ended December 31, 2013 was $0.4 million. The minimum policyholders' surplus necessary to satisfy Ashmere’s regulatory requirements was $4.6 million at December 31, 2013, which equals the authorized control level of the NAIC risk-based capital based on Ashmere’s policyholders' surplus.
Empire’s policyholders' surplus, as reported to regulatory authorities as of December 31, 2013, was $10.7 million. Empire’s statutory net loss for the year ended December 31, 2013 was $10.4 million. The minimum policyholders' surplus necessary to satisfy Empire’s regulatory requirements was $1.4 million at December 31, 2013, which equals the authorized control level of the NAIC risk-based capital based on Empire’s policyholders' surplus.
White Shoals Re Ltd. (“White Shoals Re”) is also subject to regulation and supervision by the Bermuda Monetary Authority (“BMA”). Generally, the BMA has broad supervisory and administrative powers over such matters as licenses, standards of solvency, investments, methods of accounting, form and content of financial statements, minimum capital and surplus requirements, and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. As of December 31, 2013, White Shoals Re had statutory capital and surplus of $14.6 million. The minimum regulatory capital held by White Shoals Re necessary to satisfy the requirements established by the BMA was $6.2 million at December 31, 2013.
WM Life Re is subject to regulation and supervision by the BMA. As of December 31, 2013, WM Life Re had statutory capital and surplus of $85.9 million. The minimum regulatory capital held by WM Life Re necessary to satisfy the requirements established by the BMA was $0.7 million at December 31, 2013.
HG Re is a Special Purpose Insurer under Bermuda insurance regulations and is subject to regulation and supervision by the BMA. As of December 31, 2013, HG Re had statutory capital of $436.9 million. As a Special Purpose Insurer, HG Re does not have minimum regulatory capital requirements.

BAM is domiciled in New York and is subject to regulation by the New York State Department of Financial Services (“NYDFS”). New York financial guarantee insurance law establishes single risk and aggregate limits with respect to insured obligations insured by financial guarantee insurers. BAM’s members’ surplus, as reported to regulatory authorities as of December 31, 2013 was $469.0 million, which exceeds the minimum members’ surplus necessary for BAM to maintain its New York State financial guarantee insurance license of $66.0 million.

Dividend Capacity
There are no restrictions under Bermuda law or the law of any other jurisdiction on the payment of dividends from retained earnings by White Mountains. However, under the insurance laws of the states and jurisdictions under which White Mountains' insurance and reinsurance operating subsidiaries are domiciled, an insurer is restricted with respect to the timing and the amount of dividends it may pay without prior approval by regulatory authorities. At December 31, 2013, White Mountains’ top tier insurance and reinsurance subsidiaries have approximately $2.8 billion of GAAP shareholders’ equity (net of $246 million of non-controlling interest at OneBeacon), $0.8 billion of which can be distributed to White Mountains without prior regulatory approval. As a result, at December 31, 2013, $2.0 billion of White Mountains’ GAAP shareholders' equity held in its insurance and reinsurance subsidiaries was not available for the payment of dividends without prior regulatory approval, and approximately $755 million of White Mountains’ retained earnings is unrestricted with respect to the payment of dividends to White Mountains’ common shareholders. When determining whether to make distributions from its insurance and reinsurance operating subsidiaries, White Mountains also considers factors such as internal capital targets and rating agency capital requirements. Accordingly, there can be no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future.
Following is a description of the dividend capacity of White Mountains’ insurance and reinsurance operating subsidiaries:

OneBeacon:
Generally, OneBeacon's top tier regulated insurance operating subsidiaries have the ability to pay dividends during any twelve-month period without the prior approval of regulatory authorities in an amount set by formula based on the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. OneBeacon Insurance Company (“OBIC”), OneBeacon's primary top tier regulated U.S. insurance operating subsidiary, has the ability to pay $86.6 million of dividends during 2014 (based on its 2013 statutory surplus of $866.2 million) without prior approval of regulatory authorities, subject to the availability of unassigned funds. The amount of dividends available to be paid by OBIC in any given year is also subject to cash flow and earnings generated by OBIC’s business, which now just comprises the Runoff Business, as well as to dividends received from its subsidiaries, including Atlantic Specialty Insurance Company (“ASIC”), the lead U.S. insurance operating subsidiary for the Ongoing Business. At December 31, 2013, OBIC had $0.6 billion of unassigned funds and $0.9 billion of statutory surplus.
As disclosed in Note 21 - “Discontinued Operations”, during the fourth quarter of 2012, OneBeacon executed various intercompany reinsurance agreements which, along with other internal capital transactions among its regulated U.S. insurance operating subsidiaries, resulted in ASIC becoming the lead insurance company for the ongoing specialty business and OBIC becoming the lead insurance company for the Runoff Business. Notwithstanding these restructuring transactions, OneBeacon continues to manage its statutory capital on a combined basis. Although OBIC remains the primary top tier regulated U.S. insurance operating subsidiary and maintains sufficient statutory capital to support the Runoff Business, the majority of the group's statutory capital is now included in ASIC, which is currently a subsidiary of OBIC, to support the ongoing specialty business. Prior to the closing of the Runoff Transaction and subject to regulatory approval, OBIC will distribute ASIC to its immediate parent, OneBeacon LLC.
ASIC has the ability to pay dividends during any twelve-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. ASIC has the ability to pay $23.9 million of dividends during 2014 without prior approval of regulatory authorities, subject to the availability of earned surplus. Given the changes in structure noted above, and in order for ASIC to pay dividends consistent with being the lead insurance company for the Ongoing Business, ASIC may require prior approval by regulatory authorities in order to make additional distributions until it builds up a historical net investment income stream and earned surplus balance under its new structure. At December 31, 2013, ASIC had $94.6 million of earned surplus and $0.7 billion of statutory surplus. During 2013, ASIC paid a $190.0 million extraordinary return of capital to OBIC, which, in turn, distributed the $190.0 million to its immediate parent. During 2013, OneBeacon also contributed $35.0 million to OBIC.
Split Rock has the ability to declare or pay dividends during any twelve-month period without the prior approval of Bermuda regulatory authorities on condition that any such declaration or payment of dividends does not cause a breach of any of its regulatory solvency and liquidity requirements. If Split Rock fails to meet its regulatory solvency or liquidity requirements on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA.

In addition, under the Companies Act 1981 of Bermuda (the “Companies Act”), Split Rock is prohibited from declaring or paying a dividend or making a distribution out of contributed surplus if there are reasonable grounds for believing that after such payment is made, Split Rock would be unable to pay its liabilities as they become due or the realizable value of its assets would be less than its liabilities.
During 2014, Split Rock has the ability to make capital distributions without the prior approval of regulatory authorities, subject to meeting all appropriate liquidity and solvency requirements, of up to $20.3 million, which is equal to 15% of its December 31, 2013 statutory capital, excluding earned surplus. During 2013, OneBeacon contributed $135.1 million to Split Rock. Split Rock did not pay any dividends in 2013.
During 2013, OneBeacon's unregulated insurance operating subsidiaries paid $17.3 million of dividends to their immediate parent.  At December 31, 2013, OneBeacon's unregulated insurance operating subsidiaries had $57.9 million of net unrestricted cash, short-term investments and fixed maturity investments.
During 2013, OneBeacon Ltd. paid $80.2 million of regular quarterly dividends to its common shareholders. White Mountains received $60.3 million of these dividends.
At December 31, 2013, OneBeacon Ltd. and its intermediate holding companies held $217.5 million of net unrestricted cash, short-term investments and fixed maturity investments and $89.8 million of common equity securities and convertible fixed maturity investments outside of its regulated and unregulated insurance operating subsidiaries.

Sirius Group:
Subject to certain limitations under Swedish law, Sirius International is permitted to transfer a portion of its pre-tax income to its Swedish parent companies to minimize taxes (referred to as a group contribution). In 2013, Sirius International transferred $101.9 million of its 2012 pre-tax income to its Swedish parent companies as a group contribution.
Sirius International has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, Sirius International has allocated the majority of its pre-tax income, after group contributions to its Swedish parent companies, to the Safety Reserve (see “Safety Reserve” on next page). At December 31, 2013, Sirius International had $587.0 million (based on the December 31, 2013 SEK to USD exchange rate) of unrestricted statutory surplus, which is available for distribution in 2014. The amount of dividends available to be paid by Sirius International in any given year is also subject to cash flow and earnings generated by Sirius International’s business, as well as to dividends received from its subsidiaries, including Sirius America. During 2013, Sirius International distributed $326.4 million of dividends to its immediate parent, $75.0 million of which had been declared and accrued in December 2012.
Sirius America has the ability to pay dividends during any twelve-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based upon 2013 statutory net investment income and dividends paid in 2013, Sirius America has no ability to pay any dividends during 2014 without prior approval of regulatory authorities.  At December 31, 2013, Sirius America had $548.4 million of statutory surplus and $33.0 million of earned surplus.  In 2013, Sirius America paid $75.0 million of dividends to its immediate parent.
During 2013, Sirius Group distributed $250.0 million to its immediate parent, $75.0 million of which had been declared and accrued in December 2012.
At December 31, 2013, Sirius Group and its intermediate holding companies held $67.0 million of net unrestricted cash, short-term investments and fixed maturity investments and $20.3 million of other long-term investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries.

Capital Maintenance
There is a capital maintenance agreement between Sirius International and Sirius America which obligates Sirius International to make contributions to Sirius America's surplus in order for Sirius America to maintain surplus equal to at least 125% of the company action level risk based capital as defined in the NAIC Property/Casualty Risk-Based Capital Report. The agreement provides for a maximum contribution to Sirius America of $200.0 million.  Sirius International also provides Sirius America with accident year stop loss reinsurance, which protects Sirius America's accident year loss and allocated loss adjustment expense ratio in excess of 70%, with a limit of $90.0 million.

Safety Reserve
Subject to certain limitations under Swedish law, Sirius International is permitted to transfer pre-tax amounts into an untaxed reserve referred to as a safety reserve. At December 31, 2013, Sirius International’s safety reserve amounted to SEK 10.4 billion or $1.6 billion at the December 31, 2013 exchange rate of 6.43 USD to SEK. Under GAAP, an amount equal to the safety reserve, net of a related deferred tax liability established at the Swedish tax rate of 22.0%, is classified as shareholder’s equity. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain prescribed levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities apply no taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International’s safety reserve ($357.2 million at December 31, 2013) is included in solvency capital. Access to the safety reserve is restricted to coverage of reinsurance losses. Access for any other purpose requires the approval of Swedish regulatory authorities. Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the $1.6 billion balance of the safety reserve, without any provision for deferred taxes, in Sirius International’s capital when assessing Sirius International’s financial strength.

HG Global/BAM:
At December 31, 2013, HG Global has $613.0 million face value of preferred shares outstanding, of which White Mountains owned 97.3%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. HG Global did not declare or pay any preferred dividends in 2013. As of December 31, 2013, HG Global has accrued $55.2 million of dividends payable to holders of its preferred shares, $53.7 million of which is payable to White Mountains and eliminated in consolidation.
HG Re is a Special Purpose Insurer subject to regulation and supervision by the BMA, but does not require regulatory approval to pay dividends. However, HG Re’s dividend capacity is limited by amounts held in the collateral trusts pursuant to the first loss reinsurance treaty (“FLRT”) with BAM. As of December 31, 2013, HG Re had statutory capital of $436.9 million, of which $35.0 million primarily relates to accrued interest on the BAM Surplus Notes held by HG Re, and $400.0 million was held as collateral in the supplemental trust pursuant to the FLRT with BAM.
Interest on the BAM Surplus Notes is payable quarterly at a fixed annual rate of 8.0%. Interest and principal payments on the BAM Surplus Notes are subject to approval of the NYDFS. BAM did not pay any interest on the BAM Surplus Notes in 2013 or 2012.

Other Operations:
During 2013, WM Advisors did not pay any dividends to its immediate parent. At December 31, 2013, WM Advisors held $17.3 million of net unrestricted cash and short-term investments.
At December 31, 2013, the Company and its intermediate holding companies held $231.0 million of net unrestricted cash, short-term investments and fixed maturity investments, $490.2 million of common equity securities and $139.2 million of other long-term investments included in its Other Operations segment. During 2013, White Mountains paid a $6.2 million common share dividend.

NOTE 15. Segment Information

White Mountains has determined that its reportable segments are OneBeacon, Sirius Group, HG Global/BAM and Other Operations. As a result of the Esurance Sale, the AutoOne Sale and the Runoff Business sale, the results of operations for Esurance, AutoOne and the Runoff Business have been classified as discontinued operations and are now presented, net of related income taxes, as such in the statement of comprehensive income. Prior year amounts have been reclassified to conform to the current period’s presentation (see Note 21).
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
Financial information for White Mountains’ segments follows:

			HG Global/BAM
Millions	OneBeacon	Sirius Group	HG Global	BAM(1)	Other Operations	Total
Year Ended December 31, 2013
Earned insurance and reinsurance premiums	$1,120.4	$866.4	$.4	$.1	$—	$1,987.3
Net investment income	41.1	48.8	1.0	4.7	15.3	110.9
Net investment income (loss) - surplus note interest	—	—	40.2	(40.2)	—	—
Net realized and unrealized investment gains (losses)	49.4	26.7	(2.0)	(9.3)	96.9	161.7
Other revenue	31.2	16.8	—	0.4	9.1	57.5
Total revenues	1,242.1	958.7	39.6	(44.3)	121.3	2,317.4
Losses and LAE	622.1	418.4	—	—	—	1,040.5
Insurance and reinsurance acquisition expenses	208.9	166.5	0.1	1.4	—	376.9
Other underwriting expenses	204.8	126.1	—	.4	—	331.3
General and administrative expenses	12.0	32.2	1.4	32.5	103.2	181.3
Interest expense on debt	13.0	26.3	—	—	3.2	42.5
Total expenses	1,060.8	769.5	1.5	34.3	106.4	1,972.5
Pre-tax income (loss)	$181.3	$189.2	$38.1	$(78.6)	$14.9	$344.9

			HG Global/BAM
Millions	OneBeacon	Sirius Group	HG Global	BAM(1)	Other Operations	Total
Year Ended December 31, 2012
Earned insurance and reinsurance premiums	$1,132.0	$931.6	$—	$—	$—	$2,063.6
Net investment income	53.6	65.0	.3	1.9	32.8	153.6
Net investment income (loss) - surplus note interest	—	—	18.4	(18.4)	—	—
Net realized and unrealized investment gains	55.7	17.3	—	—	45.2	118.2
Other (loss) revenue	(.5)	70.6	—	—	30.2	100.3
Total revenues	1,240.8	1,084.5	18.7	(16.5)	108.2	2,435.7
Losses and LAE	650.0	543.9	—	—	—	1,193.9
Insurance and reinsurance acquisition expenses	249.4	180.8	—	—	—	430.2
Other underwriting expenses	205.2	116.4	—	.2	—	321.8
General and administrative expenses	13.4	45.9	4.5	19.6	98.8	182.2
Interest expense on debt	16.9	26.2	—	—	1.7	44.8
Total expenses	1,134.9	913.2	4.5	19.8	100.5	2,172.9
Pre-tax income (loss)	$105.9	$171.3	$14.2	$(36.3)	$7.7	$262.8

Millions	OneBeacon	Sirius Group	Other Operations	Total
Year Ended December 31, 2011
Earned insurance and reinsurance premiums	$1,012.2	$912.3	$—	$1,924.5
Net investment income	71.4	89.9	23.2	184.5
Net realized and unrealized investment gains	10.6	53.2	10.3	74.1
Other (loss) revenue	(12.4)	4.1	(1.7)	(10.0)
Total revenues	1,081.8	1,059.5	31.8	2,173.1
Losses and LAE	548.3	626.0	—	1,174.3
Insurance and reinsurance acquisition expenses	221.2	181.0	—	402.2
Other underwriting expenses	162.3	105.8	—	268.1
General and administrative expenses	9.8	34.1	131.4	175.3
Interest expense on debt	20.5	31.6	3.1	55.2
Total expenses	962.1	978.5	134.5	2,075.1
Pre-tax income (loss)	$119.7	$81.0	$(102.7)	$98.0

			HG Global/BAM
Selected Balance Sheet Data Millions	OneBeacon	Sirius Group	HG Global	BAM		Other Operations	Total
December 31, 2013:
Total investments	$2,364.9	$3,251.4	$107.9	$468.6		$999.8	$7,192.6
Reinsurance recoverable on paid and unpaid losses	89.9	363.6	—	—		—	453.5
Assets held for sale	1,880.1	—	—	—		—	1,880.1
Total assets	5,191.3	5,124.1	675.0	(77.9)	(2)	1,231.8	12,144.3
Loss and LAE reserves	1,054.3	2,025.0	—	—		—	3,079.3
Liabilities held for sale	1,880.1	—	—	—		—	1,880.1
Total liabilities	4,083.9	3,414.5	68.9	19.7		159.9	7,746.9
Total White Mountains’ common shareholders’ equity	830.6	1,459.6	589.5	—		1,025.8	3,905.5
Non-controlling interest	276.8	250.0	16.6	(97.6)		46.1	491.9
December 31, 2012:
Total investments	$2,291.5	$3,534.3	$101.5	$472.4		$878.4	$7,278.1
Reinsurance recoverable on paid and unpaid losses	110.7	336.3	—	—		—	447.0
Assets held for sale	2,226.8	—	—	—		—	2,226.8
Total assets	5,382.3	5,962.0	623.6	(28.6)	(2)	956.1	12,895.4
Loss and LAE reserves	1,000.0	2,168.9	—	—		—	3,168.9
Liabilities held for sale	2,226.8	—	—	—		—	2,226.8
Total liabilities	4,365.0	4,123.2	0.9	7.4		140.7	8,637.2
Total White Mountains’ common shareholders’ equity	763.1	1,559.7	606.2	—		802.8	3,731.8
Non-controlling interest	254.2	279.1	16.6	(36.0)		12.5	526.4

(1)
BAM manages its affairs on a statutory accounting basis. BAM’s statutory surplus includes surplus notes and is not reduced by accruals of interest expense on the surplus notes. BAM’s statutory surplus is reduced only after a payment of principal or interest has been approved by the New York Department of Financial Services.

(2)
BAM total assets reflect the elimination of $503.0 in surplus notes issued to HG Global and its subsidiaries, and $58.6 and $18.4 in accrued interest related to those surplus notes as of December 31, 2013 and 2012.

NOTE 16. Investments in Unconsolidated Affiliates

White Mountains’ investments in unconsolidated affiliates represent investments in other companies in which White Mountains has a significant voting and economic interest but does not control the entity.

	December 31,
Millions	2013	2012
Symetra common shares	$360.9	$288.4
Unrealized (losses) gains from Symetra’s fixed maturity portfolio	(43.6)	62.8
Carrying value of Symetra common shares	317.3	351.2
Symetra warrants	—	30.3
Total investment in Symetra	317.3	381.5

Hamer(1)	4.1	4.0
Bri-Mar(1)	—	1.9
Pentelia Capital Management	—	0.5
Total investments in unconsolidated affiliates	$321.4	$387.9
(1) As of October 1, 2012, Hamer and Bri-Mar are no longer consolidated and are accounted for as investments in unconsolidated affiliates.
Symetra
At December 31, 2013 and 2012, White Mountains owned 20.05 million and 17.40 million common shares of Symetra, which represented 17.03% and 14.60% of Symetra’s common share ownership. At December 31, 2012, White Mountains also owned warrants to acquire an additional 9.49 million common shares of Symetra. White Mountains accounts for its investment in common shares of Symetra using the equity method. White Mountains accounted for its Symetra warrants as derivatives with changes in fair value recognized as a gain or loss through other revenue in the income statement.  White Mountains used a Black Scholes valuation model to determine the fair value of the Symetra warrants.
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
On June 20, 2013, White Mountains exercised its warrants in a cashless transaction and received 2.65 million common shares of Symetra in exchange for the warrants. In addition, Symetra repurchased 6.6 million of its common shares at an average price of $13.44 during the second quarter of 2013. The net effect of Symetra’s share repurchases and the warrant exercises resulted in a basis difference between the GAAP carrying value of White Mountains’ investment in Symetra common shares and the amount derived by multiplying the percentage of White Mountains’ common share ownership by Symetra’s total GAAP equity. This basis difference totaled $19.3 million, of which $0.4 million is attributable to equity in earnings of unconsolidated affiliates and $18.9 million is attributable to equity in net unrealized gains of unconsolidated affiliates.
During the three and six months ended June 30, 2013, White Mountains recognized a $14.5 million and $10.8 million increase in the value of the warrants through other revenues based on the final Black Scholes valuation that was agreed upon between Symetra and White Mountains. The major assumptions used in valuing the Symetra warrants at June 20, 2013 were a risk free rate of a 0.34%, volatility of 26.5%, an expected life of 1.11 years, a strike price of $11.49 per share and a share price of $15.53 per share. During the six months ended June 30, 2013, White Mountains also received dividends of $1.5 million from Symetra on its investment in Symetra warrants that were recorded in net investment income.
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

Valuation techniques based on actuarial appraisal
When determining the value of life insurance holding companies that are acquisition targets, market participants commonly utilize an approach that values the company as the sum of (A) adjusted statutory net worth of any regulated life insurance companies (i.e. statutory surplus plus asset valuation reserve) plus the GAAP net assets of any non-life businesses, less holding company debt and (B) the present value of future earnings related to business in force as of the valuation date plus the present value of future earnings related to business written after the valuation date. Part A of the calculation can be performed using observable inputs from the statutory and GAAP financial statements. Part B of the calculation requires a large number of actuarial calculations including assumptions such as discount rates, mortality, persistency and future investment results that, while based on historical data and are supportable, are nonetheless judgmental and largely unobservable. For Symetra, part A was approximately $15 per share as of December 31, 2011. Symetra management provided White Mountains with an actuarial appraisal that demonstrates that part B would be a meaningful positive value in most reasonable scenarios. When determining the GAAP fair value of White Mountains’ investment in Symetra common shares at December 31, 2011, management ascribed the greatest weight to part A, as it is observable and less subjective.

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

As a result of the various basis adjustments, White Mountains’ carrying value of its investment in Symetra differs from the carrying value by applying its ownership share against Symetra’s GAAP equity as normally done under the equity method. The pre-tax basis differences are being amortized over a 30-year period with a weighted average 29 years remaining. The amortization is based on estimated future cash flows associated with Symetra’s underlying assets and liabilities to which the basis differences have been attributed. White Mountains continues to record its equity in Symetra's earnings and net unrealized gains (losses). In addition, White Mountains recognizes the amortization of the basis differences through equity in earnings of unconsolidated affiliates and equity in net unrealized gains (losses) from investments in unconsolidated affiliates consistent with the original attribution of the basis differences between equity in earnings and equity in net unrealized gains (losses). For the year ended December 31, 2013, White Mountains recognized after-tax amortization of $2.7 million through equity in earnings of unconsolidated affiliates and $10.8 million through equity in net unrealized gains from investments in unconsolidated affiliates. At December 31, 2013, the pre-tax unamortized basis difference was $183.7 million. Management does not believe that the investment in Symetra’s common shares is other-than-temporarily impaired at December 31, 2013.
During 2013, White Mountains received cash dividends from Symetra of $6.4 million on its common share investment which is accounted for as a reduction of White Mountains’ investment in Symetra in accordance with equity accounting.
The following table summarizes amounts recorded by White Mountains relating to its investment in Symetra:

Millions	Common shares	Warrants	Total
Carrying value of investment in Symetra as of December 31, 2010	$350.4	$37.1	$387.5
Equity in earnings(1)(8)	28.2	—	28.2
Impairment of equity in earnings of Symetra(3)	(50.0)	—	(50.0)
Equity in net unrealized gains from Symetra’s fixed maturity portfolio(7)	85.0	—	85.0
Impairment of net unrealized gains from Symetra’s fixed maturity portfolio(4)	(148.6)	—	(148.6)
Dividends received	(4.0)	—	(4.0)
Decrease in value of warrants	—	(24.5)	(24.5)
Carrying value of investment in Symetra as of December 31, 2011(2)	261.0	12.6	273.6
Equity in earnings(1)(5)(8)	32.3	—	32.3
Equity in net unrealized gains from Symetra’s fixed maturity portfolio(6)(7)	62.8	—	62.8
Dividends received	(4.9)	—	(4.9)
Increase in value of warrants	—	17.7	17.7
Carrying value of investment in Symetra as of December 31, 2012(2)	351.2	30.3	381.5
Equity in earnings(1)(5)(8)	37.8	—	37.8
Equity in net unrealized losses from Symetra’s fixed maturity portfolio(6)(7)	(106.4)	—	(106.4)
Dividends received	(6.4)	—	(6.4)
Increase in value of warrants	—	10.8	10.8
Exercise of warrants	41.1	(41.1)	—
Carrying value of investment in Symetra as of December 31, 2013(2)(9)	$317.3	$—	$317.3

(1)	Equity in earnings for the years end December 31, 2013, 2012 and 2011 excludes tax expense of $2.8, $2.6, and $2.3

(2)
Includes White Mountains’ equity in net unrealized (losses) gains from Symetra’s fixed maturity portfolio of $(43.6), $62.8, and $0 as of December 31, 2013, 2012 and 2011, which excludes tax benefit (expense) of $3.2, $(5.1) and $0

(3)	Impairment of equity in earnings of Symetra excludes tax benefit of $4.1

(4)	Impairment of net unrealized gains from Symetra’s fixed maturity portfolio excludes tax benefit $12.0

(5)	Equity in earnings for the years ended December 31, 2013 and 2012 includes $3.0 and $3.5 increases relating to the pre-tax amortization of the Symetra common share basis difference.

(6)	Net unrealized gains for the years ended December 31, 2013 and 2012 includes $11.8 and $13.1 increases relating to the pre-tax amortization of the Symetra common share basis difference.

(7)	Net unrealized (losses) gains from Symetra’s fixed maturity portfolio excludes tax benefit (expense) of $8.3, $(5.1) and $(6.9) for the years ended December 31, 2013, 2012 and 2011.

(8)
Equity in earnings for the years end December 31, 2013, 2012 and 2011 includes $.2, $1.3, and $1.0 loss from the dilutive effect of Symetra’s yearly dividend and the issuance of restricted shares by Symetra

(9)	The aggregate value of White Mountains’ investment in common shares of Symetra was $380.1 based upon the quoted market price of $18.96 per share at December 31, 2013.

The following table summarizes financial information for Symetra as of December 31, 2013 and 2012:

	December 31,
Millions	2013	2012
Symetra balance sheet data:
Total investments	$27,901.1	$27,556.4
Separate account assets	978.4	807.7
Total assets	30,129.5	29,460.9
Policyholder liabilities	25,328.8	23,735.2
Long-term debt	449.5	449.4
Separate account liabilities	978.4	807.7
Total liabilities	27,187.6	25,830.8
Common shareholders’ equity	2,941.9	3,630.1

The following table summarizes financial information for Symetra for the years ended December 31, 2013, 2012 and 2011:

	Years ended December 31,
Millions	2013	2012	2011
Symetra income statement data:
Net premiums earned	$627.2	$605.0	$540.5
Net investment income	1,285.0	1,275.2	1,270.9
Total revenues(1)	2,103.9	2,101.2	1,999.3
Policy benefits	1,394.9	1,371.8	1,307.3
Total expenses(1)	1,865.3	1,831.1	1,726.1
Net income(1)	220.7	205.4	195.8
Comprehensive net income	(777.6)	549.3	785.5

(1)	Amounts for the years ended December 31, 2011 have been restated for the effect of Symetra’s adoption of ASU 2010-26.

Hamer and Bri-Mar
White Mountains received equity interests in Hamer and Bri-Mar, two small manufacturing companies distributed to White Mountains in connection with the dissolution of the Tuckerman Capital, LP fund (see Note 16). Effective October 1, 2012, these investments are accounted for under the equity method. For the years ended December 31, 2013 and 2012, White Mountains recorded equity in earnings of $0.9 million and $0.4 million for Hamer.  For December 31, 2013, White Mountains also received $0.8 million of cash dividends from Hamer. As of December 31, 2013, White Mountains’ investments in Hamer was $4.1 million.
On October 10, 2013, White Mountains sold its interest in Bri-Mar under an asset purchase agreement. For the year ended December 31, 2013, White Mountains recorded $1.1 million of cash proceeds from the sale and a $1.7 million loss on sale. Prior to the sale, White Mountains recorded equity in earnings of $0.9 million for Bri-Mar for the nine months ended September 31, 2013. Bri-Mar did not have any equity in earnings for December 31, 2012.

Pentelia
White Mountains obtained an equity interest of 33% in Pentelia Capital Management (“PCM”) for $1.6 million in April 2007. This investment is accounted for under the equity method. During the years ended December 31, 2013, 2012 and 2011, White Mountains recorded $0.1 million, $(1.3) million and $(0.2) million of equity in earnings in PCM.  During the year ended December 31, 2013, White Mountains received $.4 million of cash dividends from PCM which liquidated White Mountains equity interest. As of December 31, 2012, White Mountains investment in PCM was $0.5 million.

NOTE 17. Variable Interest Entities

BAM
BAM is a newly formed mutual insurance company. As a mutual company BAM is owned by its members and a portion of each member’s policy payments represents a contribution to member’s surplus. During 2012, White Mountains capitalized HG Global to fund BAM through the purchase of $503.0 million of BAM Surplus Notes. The equity at risk funded by BAM’s members is not sufficient to fund its operations without the additional subordinated financial support provided by the BAM Surplus Notes and accordingly, BAM is considered to be a variable interest entity (“VIE”).
BAM and HG Global, through its wholly-owned subsidiary, HG Re, entered into a first loss reinsurance treaty (“FLRT”), under which HG Re will provide first loss protection up to 15% of par outstanding on each bond insured by BAM in exchange for 60% of the premium, net of a ceding commission, charged by BAM.  HG Re's obligations under the FLRT are satisfied by the assets in two collateral trusts: a Regulation 114 Trust and a Supplemental Trust.  Losses required to be reimbursed to BAM by HG Re are subject to an aggregate limit equal to the assets held in the collateral trusts at any point in time. In addition, HG Global has the right to designate two directors for election to BAM’s board of directors. White Mountains is required to consolidate the results of BAM. Since BAM is owned by its members, its equity and results of operations are included in non-controlling interests (see Note 9).

Reciprocals
Reciprocals are policyholder-owned insurance carriers organized as unincorporated associations. Each policyholder insured by the reciprocal shares risk with the other policyholders. Policyholders share profits and losses in the same proportion as the amount of insurance purchased but are not subject to assessment for net losses of the reciprocal.
In 2004, OneBeacon formed Houston General Management Company to provide management services for a fee to a reciprocal, Houston General Insurance Exchange (“HGIE”). During 2004, OneBeacon contributed $2.0 million of capital to HGIE and in 2005, contributed one of its subsidiaries, Houston General Insurance Company (“HGIC”) with assets of $149.4 million and liabilities of $127.6 million, to HGIE. Subsequent to the contribution of HGIC, HGIE issued a surplus note for $23.7 million to OneBeacon. During 2013, HGIE repaid $19.0 million of the interest owed on the surplus note, as well as $1.0 million of the outstanding principal balance. Subsequent to this payment, the surplus note was amended such that the remaining balance was reduced to $4.0 million. The principal and interest on the remaining surplus note is repayable to OneBeacon only with regulatory approval. The obligation to repay principal on the note is subordinated to all other liabilities including obligations to policyholders and claimants for benefits under insurance policies. OneBeacon has no ownership interest in the reciprocal.
OneBeacon has determined that HGIE qualifies as a VIE. Furthermore, OneBeacon has determined that it is the primary beneficiary as it has both the power to direct the activities of the VIE that most significantly impact the entity's economic performance and the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE as a result of the management services provided to the reciprocal and the funds loaned to it. Accordingly, OneBeacon consolidates HGIE.
At December 31, 2013 and 2012, consolidated amounts related to HGIE included total assets of $2.6 million and $22.6 million and total liabilities of $4.2 million and $43.8 million. At December 31, 2013, the net amount of capital at risk is equal to the surplus note of $4.0 million less the accumulated losses of $1.6 million which includes accrued interest on the surplus note of $0.1 million that eliminates in consolidation.

Prospector Funds
White Mountains has determined that the Prospector Offshore Fund, Ltd. and Prospector Turtle Fund, Ltd. (collectively, the “Prospector Funds”) are VIEs for which White Mountains is the primary beneficiary and is required to consolidate. At December 31, 2013 and 2012, White Mountains consolidated total assets of $249.2 million and $238.6 million and total liabilities of $90.6 million and $94.4 million of the Prospector Funds. In addition, at December 31, 2013 and 2012, White Mountains recorded non-controlling interest of $46.2 million and $41.5 million in the Prospector Funds. For the years ended December 31, 2013, 2012 and 2011, White Mountains recorded $14.5 million, $9.3 million, and $(1.0) million of income (loss) and $4.0 million, $2.7 million and $(0.2) million of non-controlling interest income (loss) related to the Prospector Funds. At December 31, 2013, the net amount of capital at risk is equal to White Mountains’ investment in the Funds of $112.5 million, which represents White Mountains’ ownership interest of 71.7% in the Prospector Offshore Fund and 68.9% in the Prospector Turtle Fund.

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

NOTE 18. Fair Value of Financial Instruments

White Mountains accounts for its financial instruments at fair value with the exception of the OBH Senior Notes and the SIG Senior Notes, which are recorded as debt liabilities at face value less unamortized original issue discount, and the SIG Preference Shares, which are recorded as non-controlling interest at face value.
The following table summarizes the fair value and carrying value of financial instruments as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
2012 OBH Senior Notes	$269.8	$274.7	$282.4	$274.7
SIG Senior Notes	438.1	399.6	441.9	399.4
SIG Preference Shares	260.0	250.0	257.5	250.0

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

NOTE 19. Transactions with Related Persons

Prospector
Mr. John Gillespie, a director of White Mountains, is the founder and Managing Member of Prospector.  Prospector serves as a discretionary adviser with respect to specified assets, primarily equity securities, managed by WM Advisors on behalf of White Mountains and other clients of WM Advisors.
Pursuant to an investment management agreement with WM Advisors (the “WMA Agreement”), Prospector charges WM Advisors fees based on the following schedule: 100 basis points on the first $200.0 million of assets under management; 50 basis points on the next $200.0 million and 25 basis points on amounts over $400.0 million. At December 31, 2013, Prospector managed a total of $461.0 million of assets for White Mountains (excluding OneBeacon and Symetra) under this arrangement.  Prospector has a separate investment management agreement with Symetra that began on July 1, 2010.  Until that date, Symetra was a party to the WMA Agreement and subject to the above fee schedule.
Prospector has separate investment management agreements with OneBeacon (the “OneBeacon Agreements”) pursuant to which Prospector supervises and directs specified assets, primarily equity securities, including assets in OneBeacon’s defined benefit and defined contribution plans (the “ERISA Assets”).  All assets managed under the OneBeacon Agreements are subject to a single fee schedule that is substantially similar to the terms of the WMA Agreement fee schedule.  At December 31, 2013, Prospector managed $556.8 million of assets for OneBeacon under this arrangement, including $215.6 million of ERISA Assets.
During 2013, 2012 and 2011, Prospector earned $6.5 million, $6.4 million, and $6.0 million in total fees pursuant to the WMA Agreement and the OneBeacon Agreements.

Prospector also advises White Mountains on matters including capital management, asset allocation, private equity investments and mergers and acquisitions. Pursuant to a Consulting Agreement for those services, Prospector was granted 6,250 performance shares for the 2014-2016 cycle, 7,000 performance shares for the 2013-2015 cycle and 7,750 performance shares for the 2012-2014 cycle. In accordance with the terms of the WTM Incentive Plan, performance against target governing the performance shares will be confirmed by the Compensation Committee of the Board following the end of each performance cycle and the number of performance shares actually awarded at that time will range from 0% to 200% of the target number granted.  Based on the Company’s performance, Prospector received 131.5% of the 8,500 performance shares granted for the 2011-2013 performance cycle for a total payout of $6.5 million.  Unless and until the Consulting Agreement has been terminated, and subject to the approval of the Compensation Committee, at the beginning of each performance cycle Prospector is to be granted performance shares with a value of approximately $4.5 million.  The Compensation Committee establishes the performance target for such performance shares.
Pursuant to a revenue sharing agreement, Prospector has agreed to pay White Mountains 6% of the revenues in excess of $500,000 of certain of Prospector’s funds in return for White Mountains having made a founding investment in 1997.  During 2013, 2012 and 2011, White Mountains earned $0.9 million, $0.5 million, and $0.2 million under this arrangement.
At December 31, 2013, White Mountains had $108.4 million invested in limited partnership investment interests managed by Prospector (the “Funds”).  This total includes $14.9 million of OneBeacon assets.  Under the limited partnership agreements, Prospector serves as general partner and general manager of the Funds and is paid management and incentive performance fees by White Mountains and OneBeacon.  For the year ended December 31, 2013, 2012 and 2011, White Mountains and OneBeacon incurred $1.3 million, $1.1 million and $1.1 million in management fees and $3.2 million, $1.3 million and $0 in incentive fees.  In addition, Messrs. Barrette, Davis, Gillespie and Waters, each a director of the Company, and Mr. Campbell, an executive officer of the Company, owned limited partnership investment interests managed by Prospector as of such date.

Oakum Bay Capital
Mr. Kernan Oberting, a Managing Director of White Mountains Capital, founded Oakum Bay Capital (“OBC”). OBC serves as the general manager and owns general partnership interests in KVO Capital Partners (“KCP”) and the Trimarc Capital Fund (“TCF”) hedge funds.
In connection with Mr. Oberting commencing employment with White Mountains Capital, on July 16, 2012, White Mountains purchased $2 million of preferred stock and received 7.5% of the common equity of OBC. After giving effect to the White Mountains’ investment, Mr. Oberting and his family beneficially owned 67.5% of the common equity of OBC. During 2013, Mr. Oberting and his family assigned all of their common equity interests to unaffiliated OBC management with effect from January 1, 2013.
In September 2013, White Mountains exchanged its preferred stock and common equity interest in OBC for $500,000 in cash and a portion of OBC’s revenue for the next ten years.
As of December 31, 2013, White Mountains investment in TCF was $8.6 million. Mr. Oberting is a limited partner in KCP and TCF. Mr. Barrette had a limited partnership investment in KCP that was redeemed in full in September 2012.
For the years ended December 31, 2013 and 2012, White Mountains paid investment management fees of $0.1 million and $0.1 million to OBC.

Other Relationships and Transactions
WMA provides investment advisory and management services to Symetra.  At December 31, 2013 and 2012, WMA had $27.8 billion and $27.4 billion of assets under management from Symetra.  During 2013, 2012 and 2011, WMA earned $16.5 million, $15.9 million and $15.2 million in fees from Symetra.
On March 15, 2013, the Company repurchased 140,000 WTM common shares from the estate of John J. Byrne, a beneficial owner of the Company. The price per share was $563.57, the market price at the time the agreement was reached.

NOTE 20. Commitments and Contingencies

White Mountains leases certain office space under non-cancellable operating leases that expired on various dates through 2021. Rental expense for all of White Mountains’ locations was $20.2 million, $18.8 million and $22.8 million for the years ended December 31, 2013, 2012 and 2011. White Mountains also has various other lease obligations that are immaterial in the aggregate.  White Mountains’ future annual minimum rental payments required under non-cancellable leases, which are primarily for office space, are $15.3 million, $13.9 million, $12.6 million, and $27.7 million for 2014, 2015, 2016 and 2017 and thereafter, respectively.
White Mountains also has future binding commitments to fund certain other-long term investments. These commitments, which total $115.9 million, do not have fixed funding dates.

Capital Lease
OBIC sold the majority of its fixed assets and capitalized software to OneBeacon Services LLC (“OB Services”) at a cost equal to book value with no gain or loss recorded on the sale. Subsequent to purchasing the fixed assets and capitalized software from OBIC, OB Services entered into lease financing arrangements with US Bancorp and Fifth Third whereby OB Services sold its furniture and equipment and its capitalized software, respectively, to US Bancorp and Fifth Third. The assets were sold at a cost equal to net book value. OB Services then leased the fixed assets back from US Bancorp for a lease term of five years and leased the capitalized software back from Fifth Third for a lease term of four years. OB Services received cash proceeds of $23.1 million as a result of entering into the sale-leaseback transactions. At the end of the lease terms, OB Services will be obligated to purchase the leased assets for a nominal fee, after which all rights, title and interest would transfer to OB Services. In accordance with ASC 840, OBIC recorded the sale of the assets with no gain or loss recognized while OB Services has recorded a capital lease obligation and a capital lease asset. As of December 31, 2013 and 2012, OB Services had a capital lease obligation of $12.5 million and $18.2 million, respectively, included within other liabilities and a capital lease asset of $10.9 million and $16.1 million included within other assets. The underlying assets will continue to be depreciated over their respective useful lives. OB Services’ future annual minimum rental payments are $5.3 million for each of the years ended December 31, 2014 and 2015 and $1.9 million for the year ended December 31, 2016.

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
Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. White Mountains accrues any significant insolvencies when the loss is probable and the assessment amount can be reasonably estimated. The actual amount of such assessments will depend upon the final outcome of rehabilitation proceedings and will be paid over several years. At December 31, 2013, the reserve for such assessments totaled $13.0 million.

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

The following summarizes significant ongoing non-claims related litigation or arbitration as of December 31, 2013:

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

Tribune Company
In June 2011, Deutsche Bank Trust Company Americas, Law Debenture Company of New York and Wilmington Trust Company (collectively referred to as “Plaintiffs”), in their capacity as trustees for certain senior notes issued by the Tribune Company (“Tribune”), filed lawsuits in various jurisdictions (the “Noteholder Actions”) against numerous defendants including OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune seeking recovery of the proceeds from the sale of common stock of Tribune in connection with Tribune’s leveraged buyout in 2007 (the “LBO”). Tribune filed for bankruptcy in 2008 in the Delaware bankruptcy court (the “Bankruptcy Court”) and emerged from bankruptcy at the end of 2012 in a Chapter 11 reorganization.  During the bankruptcy proceedings, the Bankruptcy Court granted Plaintiffs permission to commence these LBO-related actions, and in 2011, the Judicial Panel on Multidistrict Litigation granted a motion to consolidate the actions for pretrial matters and transferred all such proceedings to the United States District Court for the Southern District of New York. Plaintiffs seek recovery of the proceeds received by the former Tribune shareholders on a theory of constructive fraudulent transfer asserting that Tribune purchased or repurchased its common shares without receiving fair consideration at a time when it was, or as a result of the purchases of shares, was rendered, insolvent. OneBeacon has entered into a joint defense agreement with other affiliates of White Mountains that are defendants in the action. Certain subsidiaries of White Mountains received approximately $39 million for Tribune common stock tendered in connection with the LBO.
       The Court granted an omnibus motion to dismiss the Noteholder Actions in September 2013 and Plaintiffs have filed a notice of appeal.
        In addition, OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. This matter was consolidated for pretrial matters with the Noteholder Actions in the United States District Court for the Southern District of New York and was stayed pending the motion to dismiss in the Noteholder Action. The Committee Action will proceed upon the lifting of the stay and a scheduling order from the court.

NOTE 21. Discontinued Operations

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

Runoff Transaction
In October 2012, OneBeacon entered into an agreement to sell the Runoff Business to Armour. During 2012, the results of operations for the Runoff Business were classified as discontinued operations and are presented, net of related income taxes, in the statement of comprehensive income. Prior year results of operations have been reclassified to conform to the current period’s presentation. The assets and liabilities associated with the Runoff Business as of December 31, 2013 and 2012 have been presented in the balance sheet as held for sale. The amounts classified as discontinued operations exclude investing and financing activities that are conducted on an overall consolidated level and, accordingly, there were no separately identifiable investments associated with the Runoff Business.
The Pennsylvania Insurance Department (“PID”) is required to conduct an examination of the Runoff Business as part of its regulatory review of the Runoff Transaction. Pursuant to this examination, the PID required a third party actuarial review to provide an independent actuarial assessment of the loss reserves associated with the Runoff Business, which is a normal requirement associated with such examinations. The independent actuarial review was completed in September 2013, at which time the PID posted the summary review to its website. The independent actuarial review produced a range of total statutory net loss and LAE reserves of $215 million to $668 million as of March 31, 2013, compared to the OneBeacon’s recorded statutory net loss and LAE reserves of $166 million as of March 31, 2013. Since March 31, 2013, OneBeacon increased the Runoff Business loss and LAE reserves by $78.9 million.
During the fourth quarter of 2013, and as part of its annual actuarial certification process, OneBeacon completed a comprehensive actuarial analysis of the non-A&E loss and LAE reserves associated with the Runoff Business. In addition to OneBeacon’s internal actuaries taking into account the differing assumptions, methods, and analyses produced by the independent actuarial review and other factors, management considered other sources of information, including runoff claims staffing models and related costs. For A&E reserve estimates associated with the Runoff Business, OneBeacon primarily relies on the internal study of its legacy A&E exposures completed in 2011 and on subsequent monitoring of quarterly A&E activity, including the comparison of that activity against what was assumed in that most recent study.
As a result of the comprehensive actuarial analysis conducted by OneBeacon during the fourth quarter of 2013, OneBeacon recorded $71.5 million of unfavorable prior year non-A&E loss and LAE development related to the Runoff Business. The increase in loss reserves was concentrated in the workers compensation, personal auto liability and excess liability lines of business. In addition, OneBeacon increased its estimate of adjusting and other expenses, a component of LAE reserves. OneBeacon has not revised its estimate of net ultimate A&E payments.
Workers compensation unpaid loss reserves increased by $36.6 million due to changes in how OneBeacon evaluates various estimated settlement rates, mortality and medical inflation assumptions. These three key assumptions, which were previously evaluated implicitly as part of overall case incurred activity, were separately analyzed and then explicitly reviewed under varying assumptions and an array of resulting reserve estimates, to generate an actuarial indication which management selected for its best estimate. For personal auto liability, a $16.9 million loss provision was recorded based on a ground-up analysis of unlimited medical automobile no-fault claims from the 1970s and 1980s, which produced a range of estimates at varying medical inflation rates. The remaining $5.4 million loss reserve increase was driven by adverse prior year loss development recorded on a few large excess liability claims. Finally, OneBeacon recorded a provision to increase its LAE reserves by $12.6 million for adjusting and other expenses due to a change in assumptions of staff efficiency associated with handling and settling runoff claims.

For the full year 2013, the OneBeacon recorded $78.9 million loss and LAE provision for the Runoff Business, which includes a $7.4 million of increase in loss and LAE reserves recorded in the second quarter of 2013. The $78.9 million loss and LAE adverse development recorded in 2013 was partially offset by other revenue of $7.8 million associated with a settlement award in the second quarter of 2013 in the Safeco v. American International Group, Inc. (“AIG”) class action related to AIG's alleged underreporting of workers' compensation premiums to the National Workers' Compensation Reinsurance Pool.
As of December 31, 2013, the recorded net unpaid loss and LAE reserves associated with the Runoff Business totaled $188.4 million. Management believes that the recorded net loss and LAE reserves reflect a reasonable provision for expected future loss and LAE payments and represent management’s best estimate within a range of reasonable estimates.
The $71.5 million ($46.5 million after-tax) increase in Runoff Business loss and LAE reserves was recorded in the fourth quarter of 2013 as a component of discontinued operations and offset by an equal after-tax amount which decreased the estimated ultimate loss on sale of the Runoff Business. The terms of the Runoff SPA prescribe that the buyer has assumed the risk that loss and LAE reserves develop unfavorably from September 30, 2012 onward, resulting in the offset.
During the fourth quarter of 2013, OneBeacon also increased the estimated pre-tax transaction costs associated with the Runoff Transaction, which was partially offset by the accretion of interest on the original sales price and, coupled with the $46.5 million after tax provision for loss and LAE, resulted in a $46.6 million after-tax reduction in the ultimate loss from discontinued operations. This reduction in the ultimate loss on sale was essentially offset by a $46.6 million after-tax gain on sale that was also recorded in OneBeacon’s fourth quarter and full year results. The estimated ultimate loss on sale of the Runoff Business is $69.0 million, pre-tax ($44.9 million after-tax).
Although the Runoff SPA stipulates the amount of reserves and surplus to be transferred to Armour at closing, the PID may require additional reserves and/or surplus as a closing condition. In that event, and to respond to such a closing condition, the Runoff SPA provides that OneBeacon would invest in surplus notes issued by the transferring companies, subject to certain limits on the amount of surplus notes issued. OneBeacon believes that the transferred reserves and surplus plus the funding requirements/limitations agreed to in the Runoff SPA cover the full range of claim projections produced in the independent actuarial review. Currently, OneBeacon expects to provide financing by way of surplus notes in an amount that falls within the provisions of the Runoff SPA.
In October 2013, OneBeacon and Armour amended the Runoff SPA to extend the date by which either party may terminate the Runoff SPA to July 31, 2014.  If the required regulatory approval to close the Runoff Transaction has not been obtained on or prior to July 31, 2014, either OneBeacon or Armour may unilaterally extend the termination date of the Runoff SPA by up to 90 days. OneBeacon expects the Runoff Transaction to close in mid-2014.

Results of Discontinued Operations
Loss from discontinued operations, net of tax, for the year ended December 31, 2013 was $42.1 million. During 2013, OneBeacon recognized a $71.5 million pre-tax ($46.5 million after tax) increase in Runoff Business loss and LAE reserves which was offset by an equal after tax amount which decreased the estimated ultimate loss on sale of the Runoff Transaction. The terms of the Runoff SPA prescribe that the buyer has assumed the risk that loss and LAE reserves develop unfavorably from September 30, 2012 onward, resulting in the offset. OneBeacon also increased the estimated pre-tax transaction costs associated with the Runoff Transaction which was partially offset by the accretion of interest on the original purchase price. The estimated ultimate loss on sale of the Runoff Business is $69.0 million pre-tax, ($44.9 million after-tax).
During 2013, the results of discontinued operations included other revenue that was primarily associated with a settlement award in the Safeco Insurance Company of America v. AIG class action related to AIG’s alleged underreporting of workers’ compensation premiums to the National Workers’ Compensation Reinsurance Pool. OneBeacon increased loss reserves by approximately the same amount of the benefit resulting from the class action settlement award.
For the year ended December 31, 2012, White Mountains recorded a $91.5 million after-tax loss on sale and a $24.0 million loss from operations which included a $9.0 million after-tax loss related to a reduction in the workers compensation loss reserve discount rate on reserves being transferred as part of the sale. OneBeacon also recognized $6.5 million of after-tax underwriting losses primarily related to unfavorable loss reserve development. The unfavorable development in 2012 was primarily driven by case incurred development on a small number of claims related to multiple peril liability lines and general liability lines and also the impact of an adverse court ruling in Mississippi regarding a disputed assessment from an involuntary pool for hurricane Katrina claims.

Loss and LAE reserve development. During 2013, OneBeacon experienced $78.9 million of net unfavorable loss reserve development from the Runoff Business, primarily related to workers compensation, personal auto liability and excess liability lines, as well as the estimate of adjusting and other expenses.
During 2012, OneBeacon experienced $40.0 million of net unfavorable loss reserve development from the Runoff Business. The net unfavorable loss reserve development was primarily related to case incurred development on multiple peril liability and general liability claims and the impact of an adverse court ruling in Mississippi regarding a disputed assessment from an involuntary pool for hurricane Katrina claims. In addition, there was a change in the workers' compensation tabular discount rate from 4.5% to 3.5% that resulted in a charge of $15.2 million.
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

Reinsurance. Included in the assets held for sale are reinsurance recoverables from two reinsurance contracts with subsidiaries of Berkshire Hathaway Inc. that OneBeacon was required to purchase in connection with White Mountains’ acquisition of OneBeacon in 2001: a reinsurance contract with National Indemnity Company (“NICO”) for up to $2.5 billion in old asbestos and environmental (“A&E”) claims and certain other exposures (the “NICO Cover”) and an adverse loss reserve development cover from General Reinsurance Corporation (“GRC”) for up to $570.0 million, comprised of $400.0 million of adverse loss reserve development occurring in years 2000 and prior in addition to $170.0 million of reserves ceded as of the date of the OneBeacon Acquisition (the “GRC Cover”) . The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for under GAAP as a seller guarantee. As of December 31, 2013, the total reinsurance recoverable on paid and unpaid losses of $1,243.7 million related to both the NICO cover and the GRC cover has been included in assets held for sale. Both NICO and GRC have an A.M Best rating of A++, Superior, which is the highest of sixteen ratings.
The total reinsurance recoverables on paid and unpaid losses in assets held for sale were $10.7 million and $1,741.6 million as of December 31, 2013. The reinsurance recoverable on unpaid amount is gross of $136.9 million in purchase accounting adjustments that will become recoverable if claims are paid in accordance with current reserve estimates.

Asbestos and environmental loss and LAE reserve activity. OneBeacon's reserves include provisions made for claims that assert damages from A&E related exposures. Substantially all of these reserves have been reclassified to liabilities held for sale as of December 31, 2013, as they relate to the Runoff Business. Asbestos claims relate primarily to injuries asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up obligations, particularly as mandated by Federal and state environmental protection agencies. In addition to the factors regarding the reserving process, OneBeacon estimates its A&E reserves based upon, among other factors, facts surrounding reported cases and exposures to claims, such as policy limits and deductibles, current law, past and projected claim activity and past settlement values for similar claims, as well as analysis of industry studies and events, such as recent settlements and asbestos-related bankruptcies. The cost of administering A&E claims, which is an important factor in estimating loss reserves, tends to be higher than in the case of non-A&E claims due to the higher legal costs typically associated with A&E claims.
OneBeacon's reserves for A&E losses at December 31, 2013 represent management's best estimate of its ultimate liability based on information currently available. However, significant uncertainties, including but not limited to case law developments, medical and cleanup cost increases and industry settlement practices, limit OneBeacon's ability to accurately estimate ultimate liability and OneBeacon may be subject to A&E losses beyond currently estimated amounts. In addition, OneBeacon remains liable for risks reinsured in the event that a reinsurer does not honor its obligations under reinsurance contracts. OneBeacon cannot reasonably estimate at the present time loss reserve additions arising from any such future adverse loss reserve developments and cannot be sure that allocated loss reserves, plus the remaining capacity under the NICO Cover and other reinsurance contracts, will be sufficient to cover additional liability arising from any such adverse loss reserve developments.

The following tables summarize reported A&E loss and LAE reserve activities (gross and net of reinsurance) for OneBeacon for the years ended December 31, 2013, 2012 and 2011, respectively.

Net A&E Loss	Year Ended December 31,
Reserve Activity	2013			2012			2011
		Pre-NICO			Pre-NICO			Pre-NICO
Millions	Gross	Net(1)	Net(2)	Gross	Net(1)	Net(2)	Gross	Net(1)	Net(2)
Asbestos:
Beginning balance	$929.4	$602.5	$2.4	$1,074.3	$681.2	$2.2	$904.0	$647.3	$6.4
Incurred losses and LAE	—	—	—	(.3)	(.5)	(.5)	256.8	32.2	(4.0)
Paid losses and LAE	(84.3)	(79.3)	(.5)	(144.6)	(78.2)	.7	(86.5)	1.7	(.2)
Ending balance	845.1	523.2	1.9	929.4	602.5	2.4	1,074.3	681.2	2.2
Environmental:
Beginning balance	233.0	125.4	6.4	279.8	151.6	9.0	119.0	93.8	9.2
Incurred losses and LAE	—	—	—	(.9)	(.5)	(.5)	231.8	62.2	10.0
Paid losses and LAE	(64.3)	(33.0)	(2.6)	(45.9)	(25.7)	(2.1)	(71.0)	(4.4)	(10.2)
Ending balance	168.7	92.4	3.8	233.0	125.4	6.4	279.8	151.6	9.0
Total asbestos and environmental:
Beginning balance	1,162.4	727.9	8.8	1,354.1	832.8	11.2	1,023.0	741.1	15.6
Incurred losses and LAE	—	—	—	(1.2)	(1.0)	(1.0)	488.6	94.4	6.0
Paid losses and LAE	(148.6)	(112.3)	(3.1)	(190.5)	(103.9)	(1.4)	(157.5)	(2.7)	(10.4)
Ending balance	$1,013.8	$615.6	$5.7	$1,162.4	$727.9	$8.8	$1,354.1	$832.8	$11.2

(1)	Represents A&E reserve activity, net of third-party reinsurance, but prior to the NICO Cover.

(2)	Includes NICO cover.

Net Assets Held for Sale
The following summarizes the assets and liabilities associated with the businesses classified as held for sale:

	December 31,
Millions	2013	2012
Assets held for sale
Fixed maturity investments, at fair value	$236.3	$338.1
Cash	—	—
Reinsurance recoverable on unpaid losses	1,604.7	1,840.8
Reinsurance recoverable on paid losses	10.7	15.6
Insurance premiums receivable	9.1	11.0
Deferred acquisition costs	—	—
Deferred tax asset	3.3	5.1
Other assets	16.0	16.2
Total assets held for sale	$1,880.1	$2,226.8
Liabilities held for sale
Loss and loss adjustment expense reserves	$1,793.1	$2,052.6
Unearned insurance premiums	.2	.5
Ceded reinsurance payable	12.3	21.9
Other liabilities	74.5	151.8
Total liabilities held for sale	1,880.1	2,226.8
Net assets held for sale	$—	$—
Net Income (Loss) from Discontinued Operations
The following summarizes the results of operations, including related income taxes associated with the businesses classified as discontinued operations:

	Year Ended December 31,
Millions, except per share amounts	2013	2012	2011
Revenues
Earned insurance premiums	$.8	$10.6	$731.2
Net investment income	—	—	12.0
Net realized and unrealized investment gains	—	—	.7
Other revenue	10.8	—	55.1
Total revenues	11.6	10.6	799.0
Expenses
Loss and loss adjustment expenses	78.9	48.4	574.9
Insurance and reinsurance acquisition expenses	—	(2.1)	157.0
Other underwriting expenses	(.2)	1.7	91.4
General and administrative expenses	—	—	38.3
Total expenses	78.7	48.0	861.6
Pre-tax loss	(67.1)	(37.4)	(62.6)
Income tax benefit	25.0	13.4	25.9
Loss from discontinued operations	(42.1)	(24.0)	(36.7)
Gain (loss) on sale of discontinued operations, net of tax	46.6	(91.0)	658.3
Net income (loss) from discontinued operations	$4.5	$(115.0)	$621.6

Earnings (Loss) Per Share
Basic earnings (loss) per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities.  Diluted earnings (loss) per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.  The following table outlines the computation of earnings (loss) per share for discontinued operations for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Basic and diluted earnings (loss) per share numerators (in millions):
Net income (loss) attributable to White Mountains’ common shareholders	$4.5	$(115.0)	$621.6
Allocation of income for participating unvested restricted common shares (1)	—	1.5	(5.4)
Net income (loss) attributable to White Mountains’ common shareholders, net of restricted common share amounts (3)	$4.5	$(113.5)	$616.2
Basic earnings (loss) per share denominators (in thousands):
Total average common shares outstanding during the period	6,200.4	6,799.8	7,881.0
Average unvested restricted common shares (1)	(91.4)	(91.1)	(69.4)
Basic earnings (loss) per share denominator	6,109.0	6,708.7	7,811.6
Diluted earnings (loss) per share denominator (in thousands):
Total average common shares outstanding during the period	6,200.4	6,799.8	7,881.0
Average unvested restricted common shares (1)	(91.4)	(91.1)	(69.4)
Average outstanding dilutive options to acquire common shares (2)	—	—	—
Diluted earnings (loss) per share denominator	6,109.0	6,708.7	7,811.6
Basic and diluted earnings (loss) per share (in dollars):	$.74	$(16.91)	$78.88

(1)	Restricted common shares outstanding vest either in equal annual installments or upon a stated date (see Note 12).

(2)
The diluted earnings per share denominator for the years ended December 31, 2013, 2012 and 2011 do not include the impact of 125,000 common shares issuable upon exercise of the non-qualified options outstanding as they are anti-dilutive to the calculation.

(3)	Net income (loss) attributable to White Mountains’ common shareholders, net of restricted share amounts, is equal to undistributed earnings (loss) for the years ended December 31, 2013, 2012 and 2011.

NOTE 22. Subsequent Events

Wobi
On February 19, 2014, White Mountains acquired 54% of the outstanding common shares of Wobi Insurance Agency Ltd. (“Wobi”), an Israeli online personal lines price comparison business, for NIS 14.4 million (approximately $4.1 million based upon the foreign exchange spot rate at the date of acquisition).  In addition to the common shares, White Mountains also purchased NIS 12.7 million (approximately $3.6 million based upon the foreign exchange spot rate at the date of acquisition) of newly-issued convertible preferred shares of Wobi.

Star & Shield
On January 31, 2014, White Mountains acquired certain assets and liabilities of Star & Shield Holdings LLC, including Star & Shield Risk Management LLC, the attorney-in-fact for Star & Shield Insurance Exchange (“SSIE”), for a purchase price of $1.8 million. SSIE is a Florida-domiciled reciprocal insurance exchange providing private passenger auto insurance to members of the public safety community and their families. In connection with the acquisition, White Mountains also purchased $12.0 million of surplus notes issued by SSIE.

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
We assessed the effectiveness of White Mountains’ internal control over financial reporting as of December 31, 2013. Our assessment did not include an assessment of the internal control over financial reporting for certain recent acquisitions. These acquisitions were Ashmere Insurance Company (formerly known as American Fuji Fire and Marine Insurance Company) and Empire Insurance Company which combined represent less than 1% of White Mountains’ total assets as of December 31, 2013 and less than 1% of White Mountains’ total revenue for the year ended December 31, 2013. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on this assessment, we have concluded that White Mountains maintained effective internal control over financial reporting as of December 31, 2013.
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of White Mountains’ internal control over financial reporting as of December 31, 2013 as stated in their report which appears on page F-87.

February 28, 2014

/s/ RAYMOND BARRETTE	/s/ DAVID T. FOY
Chairman and CEO (Principal Executive Officer)	Executive Vice President and CFO (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of White Mountains Insurance Group, Ltd.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of White Mountains Insurance Group, Ltd. and its subsidiaries (the “Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded Ashmere Insurance Company (formerly known as American Fuji Fire and Marine Insurance Company) (“Ashmere”) and Empire Insurance Company (“Empire”) from its assessment of internal control over financial reporting as of December 31, 2013 because the entities were recently acquired by the Company. We have also excluded Ashmere and Empire from our audit of internal control over financial reporting. Ashmere and Empire are wholly-owned subsidiaries whose combined total assets and combined total revenues represent less than 1% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 28, 2014

SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)

Selected quarterly financial data for 2013 and 2012 is shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for the interim periods. As a result of the Esurance Sale, AutoOne Sale and the Runoff Business sale, the results of operations for Esurance, AutoOne and the Runoff Business have been classified as discontinued operations and are now presented, net of related income taxes, as such in the statement of comprehensive income. Prior year amounts have been reclassified to conform to the current period’s presentation (see Note 21).

	2013 Three Months Ended				2012 Three Months Ended
Millions, except per share amounts	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Revenues	$626.6	$574.1	$489.3	$627.4	$566.4	$697.4	$542.3	$629.7
Expenses	492.4	518.8	485.7	475.6	617.2	562.3	504.7	488.8
Pre-tax income (loss)	134.2	55.3	3.6	151.8	(50.8)	135.1	37.6	140.9
Tax benefit (expense)	(27.4)	(8.2)	.6	(41.6)	101.0	(47.8)	(6.4)	(31.1)
Income (loss) from continuing operations	106.8	47.1	4.2	110.2	50.2	87.3	31.2	109.8
Income (loss) from discontinued operations, net of tax	(.3)	.4	3.9	.5	.5	(106.8)	.5	(9.2)
Non-controlling interest in consolidated subsidiaries	(.3)	1.1	11.1	.5	12.0	30.9	(12.1)	(16.8)
Equity in (loss) earnings of unconsolidated affiliates	11.7	8.6	7.1	9.2	5.5	7.7	6.5	10.2
Income (loss) attributable to White Mountains’ common shareholders	$117.9	$57.2	$26.3	$120.4	$68.2	$19.1	$26.1	$94.0
Income (loss) attributable to White Mountains’ common shareholders:
Basic
Continuing operations	$19.14	$9.20	$3.62	$19.10	$10.36	$19.11	$3.85	$13.85
Discontinued operations	(.05)	.06	.64	.07	.07	(16.21)	.07	(1.24)
Total consolidated operations	$19.09	$9.26	$4.26	$19.17	$10.43	$2.90	$3.92	$12.61
Diluted
Continuing operations	$19.14	$9.20	$3.62	$19.10	$10.36	$19.11	$3.85	$13.85
Discontinued operations	(.05)	.06	.64	.07	.07	(16.21)	.07	(1.24)
Total consolidated operations	$19.09	$9.26	$4.26	$19.17	$10.43	$2.90	$3.92	$12.61
Adjusted book value per share	$642.27	$621.56	$604.75	$606.20	$587.63	$573.66	$564.77	$565.38

SCHEDULE I

WHITE MOUNTAINS INSURANCE GROUP, LTD.

SUMMARY OF INVESTMENTS—OTHER THAN
INVESTMENTS IN RELATED PARTIES
At December 31, 2013

Millions	Cost	Carrying Value (1)	Fair Value
Fixed maturity investments:
Bonds:
U.S. Government and government agencies and authorities	$365.5	$362.5	$362.5
Debt securities issued by corporations	2,330.7	2,347.2	2,347.2
Mortgage-backed and asset-backed securities	2,027.3	2,014.5	2,014.5
States, municipalities and political subdivisions	18.3	17.9	17.9
Foreign governments	444.2	439.9	439.9
Redeemable preferred stocks	79.9	84.8	84.8
Total fixed maturity investments(1)	5,265.9	5,266.8	5,266.8
Short-term investments	635.9	635.9	635.9
Common equity securities:
Banks, trust and insurance companies	274.2	360.4	360.4
Public utilities	32.1	34.3	34.3
Industrial, miscellaneous and other	583.9	762.1	762.1
Total common equity securities	890.2	1,156.8	1,156.8
Convertible fixed maturity investments	71.7	80.5	80.5
Other long-term investments	238.3	288.9	288.9
Total investments(1)	$7,102.0	$7,428.9	$7,428.9

(1)	Carrying value and fair value includes $236.3 classified as assets held for sale relating to discontinued operations. See Note 21 - “Discontinued Operations”.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED BALANCE SHEETS

	December 31,
Millions	2013	2012
Assets:
Cash	$.2	$.5
Fixed maturity investments, at fair value	31.8	39.0
Short-term investments, at amortized cost	1.4	8.9
Receivable due from subsidiary	—	96.6
Other assets	.4	1.0
Investments in consolidated and unconsolidated affiliates	3,919.1	3,664.6
Total assets	$3,952.9	$3,810.6
Liabilities:
Revolving line of credit	$—	$75.0
Payable to subsidiary	47.0	—
Other liabilities	.4	3.8
Total liabilities	47.4	78.8
White Mountains’ common shareholders’ equity	3,905.5	3,731.8
Total liabilities and equity	$3,952.9	$3,810.6

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
Millions	2013	2012	2011
Revenues (including realized gains and losses)	$1.2	$20.8	$6.4
Expenses	39.0	32.4	51.7
Pre-tax loss	(37.8)	(11.6)	(45.3)
Income tax (expense) benefit	(.1)	(.3)	6.5
Net loss	(37.9)	(11.9)	(38.8)
Equity in earnings from consolidated and unconsolidated affiliates	359.7	219.3	806.7
Net income attributable to White Mountains’ common shareholders	321.8	207.4	767.9
Other comprehensive (loss) income items, after-tax	(79.8)	95.2	(81.7)
Comprehensive income attributable to White Mountains’ common shareholders	$242.0	$302.6	$686.2
Computation of net income available to common shareholders:
Net income available to common shareholders	$321.8	$207.4	$767.9

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE II
(continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions	2013	2012	2011
Net income attributable to White Mountains’ common shareholders	$321.8	$207.4	$767.9
Charges (credits) to reconcile net income to net cash from operations:
Net realized and unrealized (gains) losses on sales of investments	(.2)	(11.0)	(3.1)
Undistributed current earnings from subsidiaries	(359.7)	(219.3)	(806.7)
Other non-cash reconciling items including restricted share and option amortization	15.6	22.1	7.2
Net change in other assets and liabilities, net	(2.9)	(10.0)	6.5
Net cash used for operations	(25.4)	(10.8)	(28.2)
Cash flows from investing activities:
Net decrease in short-term investments(4)	7.5	63.3	267.3
Purchases of investment securities(1)(4)	(26.2)	(706.2)	(237.3)
Sales and maturities of investment securities(3)	61.1	2,009.7	59.0
Issuance of debt from (to) subsidiaries(2)	153.9	(121.0)	—
Repayment of debt (to) from subsidiaries(4)	(10.3)	28.5	192.5
Contributions to subsidiaries(3)	—	(663.0)	—
Distributions from subsidiaries(1)	.1	—	7.2
Net cash provided from investing activities	186.1	611.3	288.7
Cash flows from financing activities:
Draw down of revolving line of credit(5)	200.0	150.0	—
Repayment of revolving line of credit(2)(5)	(275.0)	(75.0)	—
Proceeds from issuances of common shares	—	—	.9
Repurchases and retirement of common shares(2)(3)	(79.8)	(669.1)	(253.0)
Dividends paid on common shares	(6.2)	(6.6)	(8.0)
Net cash used for financing activities	(161.0)	(600.7)	(260.1)
Net (decrease) increase in cash during the year	(.3)	(.2)	.4
Cash balance at beginning of year	.5	.7	.3
Cash balance at end of year	$.2	$.5	$.7
Supplemental cash flow information:
Interest paid	$3.7	$2.0	$12.4

(1)
During 2013, the Company received a distribution of $28.0 from its direct wholly-owned subsidiary Lone Tree Holdings, Ltd. The distribution included $27.9 of fixed maturities and $.1 of cash. Purchases of investment securities excludes the non-cash distribution of $27.9.

(2)	During 2013, the Company used cash proceeds received from the issuance of debt to repurchase $79.8 of its common shares and repay $75.0 of its revolving line of credit.

(3)
During 2012, the Company sold the majority of its fixed maturity investments and used the proceeds to (a) contribute $663.0 to its subsidiaries, the majority of which was used to fund HG Global and (b) repurchase 1,329,640 of its common shares for $669.1.

(4)
In November 2011, Lone Tree Insurance Group Ltd., a direct wholly-owned subsidiary of the Registrant, was liquidated into the Registrant. Significant non-cash balances that were transferred to the Registrant as part of the liquidation included fixed maturity investments of $1,146.9, short-term investments of $284.7 and a payable to subsidiary of $417.5.

(5)	The WTM Bank Facility presented in Note 6 - “Debt” is a direct obligation of the Registrant.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE III

WHITE MOUNTAINS INSURANCE GROUP, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
(Millions)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premiums earned	Net investment income (1)	Benefits, claims, losses, and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Years ended:
December 31, 2013
OneBeacon(2)	$103.7	$1,054.3	$544.9	$—	$1,120.4	$41.1	$622.1	$208.9	$204.8	$1,088.6
Sirius Group	69.3	2,025.0	343.3	—	866.4	30.3	418.4	166.5	126.1	876.6
HG Global/BAM	1.7	—	13.2	—	.5	5.7	—	1.5	.4	13.6
Other operations	—	—	—	—	—	.1	—	—	—	—
December 31, 2012
OneBeacon(2)	$123.9	$1,000.0	$573.8	$—	$1,132.0	$53.6	$650.0	$249.4	$205.2	$1,179.2
Sirius Group	71.4	2,168.9	350.2	—	931.6	65.0	543.9	180.8	116.4	947.7
HG Global/BAM	—	—	—	—	—	2.2	—	—	.2	—
Other operations	—	—	—	—	—	.5	—	—	—	—
December 31, 2011
OneBeacon(2)	$123.5	$3,358.6	$528.0	$—	$1,012.2	$71.4	$548.3	$221.2	$162.3	$1,062.7
Sirius Group	63.5	2,343.7	319.0	—	912.3	89.9	626.0	181.0	105.8	915.7
Other operations	—	—	—	—	—	(.1)	—	—	—	—

(1)	The amounts shown exclude net investment income relating to non-insurance operations of $33.7, $32.3 and $23.3 for the twelve months ended December 31, 2013, 2012 and 2011, respectively.

(2)
The amounts shown excludes balances reclassified to held for sale in the consolidated balance sheets related to the Runoff Transaction as of December 31, 2013 and 2012 and to AutoOne as of December 31, 2011. See Note 21 - “Discontinued Operations”.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE IV

WHITE MOUNTAINS INSURANCE GROUP, LTD.
REINSURANCE
(Millions)

Column A	Column B	Column C	Column D	Column E	Column F
Premiums earned	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Years ended:
December 31, 2013
OneBeacon (1)	$1,043.3	$(71.4)	$148.5	$1,120.4	13.3%
Sirius Group	174.0	(246.2)	938.6	866.4	108.3%
December 31, 2012
OneBeacon(1)	$1,158.3	$(79.1)	$52.8	$1,132.0	4.7%
Sirius Group	169.9	(226.6)	988.3	931.6	106.1%
December 31, 2011
OneBeacon(1)	$1,035.9	$(66.0)	$42.3	$1,012.2	4.2%
Sirius Group	128.5	(206.0)	989.8	912.3	108.5%

(1)
The amounts shown excludes balances reclassified to held for sale in the consolidated balance sheets related to the Runoff Transaction as of December 31, 2013 and 2012 and to AutoOne as of December 31, 2011. See Note 21 - “Discontinued Operations”.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE V

WHITE MOUNTAINS INSURANCE GROUP, LTD.
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions (subtractions)
Millions	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions described (1)	Balance at end of period
Years ended:

December 31, 2013
Reinsurance recoverable on paid losses:
Allowance for reinsurance balances	$35.5	$(.6)	$—	$(11.2)	$23.7
Property and casualty insurance and reinsurance premiums receivable:
Allowance for uncollectible accounts	4.4	1.0	—	(1.4)	4.0

December 31, 2012
Reinsurance recoverable on paid losses:
Allowance for reinsurance balances	$34.4	$(.6)	$—	$1.7	$35.5
Property and casualty insurance and reinsurance premiums receivable:
Allowance for uncollectible accounts	3.4	1.1	—	(.1)	4.4

December 31, 2011
Reinsurance recoverable on paid losses:
Allowance for reinsurance balances	$29.4	$8.5	$—	$(3.5)	$34.4
Property and casualty insurance and reinsurance premiums receivable:
Allowance for uncollectible accounts	3.9	—	(.5)	—	3.4

(1)	Represents net collections (charge-offs) of balances receivable and foreign currency translation.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE VI

WHITE MOUNTAINS INSURANCE GROUP, LTD.
SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS
(Millions)

Column A	Column B	Column C	Column D		Column E	Column F	Column G	Column H		Column I	Column J	Column K
	Deferred acquisition costs(4)	Reserves for Unpaid Claims and Claims Adjustment Expenses	Discount, if any, deducted in Column C		Unearned Premiums	Earned Premiums	Net investment income	Claims and Claims Adjustment Expenses Incurred Related to		Amortization of deferred policy acquisition(4) costs	Paid Claims and Claims Adjustment Expenses	Premiums written
Affiliation with registrant								(1) Current Year	(2) Prior Year
OneBeacon(3):
2013	$103.7	$1,054.3	$3.0	(1)	$544.9	$1,120.4	$41.1	$622.1	$—	$208.9	$540.7	$1,088.6
2012	123.9	1,000.0	4.6	(1)	573.8	1,132.0	53.6	657.4	(7.4)	249.4	565.1	1,179.2
2011	123.5	3,358.6	271.6	(1)	528.0	1,012.2	71.4	578.1	(29.8)	221.2	523.2	1,062.7
Sirius Group:
2013	$69.3	$2,025.0	$1.7	(2)	$343.3	$866.4	$30.3	$466.8	$(48.4)	$166.5	$628.1	$876.6
2012	71.4	2,168.9	2.4	(2)	350.2	931.6	65.0	578.4	(34.5)	180.8	741.2	947.7
2011	63.5	2,343.7	12.8	(2)	319.0	912.3	89.9	672.9	(46.9)	181.0	642.0	915.7

(1)
The amounts shown represent OneBeacon’s discount on its long-term workers compensation loss and LAE reserves, as such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual basis. OneBeacon discounts these reserves using a discount rate which is determined based on the facts and circumstances applicable at the time the claims are settled (3.5%, 3.5% and 5.0% at December 31, 2013, 2012 and 2011). Also the amounts shown include unamortized fair value adjustments to reserves for unpaid claims and claims adjustment expenses made in purchase accounting as a result of White Mountains’ purchase of OneBeacon for the years ended December 31, 2013, 2012 and 2011.

(2)
The amount shown represents unamortized fair value adjustments to reserves for unpaid claims and claims adjustment expenses made in purchase accounting as a result of White Mountains’ purchase of Sirius International during 2004.

(3)
The amounts shown excludes balances reclassified to held for sale in the consolidated balance sheets related to the Runoff Transaction as of December 31, 2013 and 2012 and to AutoOne as of December 31, 2011. See Note 21 - “Discontinued Operations”.

(4)	In 2012, the Company adopted ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (ASC 944). See Note 1 - “Summary of Significant Accounting Policies”.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.