Form 10-Q
period 2014-03-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2014-04-28
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2014

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

As of April 28, 2014, 6,174,386 common shares with a par value of $1.00 per share were outstanding (which includes 81,325 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Part I.FINANCIAL INFORMATION.

Item 1.	Financial Statements
WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

(Millions, except share amounts)	March 31, 2014	December 31, 2013
Assets	Unaudited
Fixed maturity investments, at fair value	$4,988.7	$5,030.5
Short-term investments, at amortized cost (which approximates fair value)	674.0	635.9
Common equity securities, at fair value	1,174.6	1,156.8
Convertible fixed maturity investments, at fair value	73.8	80.5
Other long-term investments	302.3	288.9
Total investments	7,213.4	7,192.6
Cash (restricted: $22.2 and $56.1)	338.6	382.8
Reinsurance recoverable on unpaid losses	425.2	428.1
Reinsurance recoverable on paid losses	15.2	25.4
Insurance and reinsurance premiums receivable	734.8	518.9
Funds held by ceding companies	93.8	106.3
Investments in unconsolidated affiliates	373.3	321.4
Deferred acquisition costs	190.0	174.7
Deferred tax asset	484.9	512.1
Ceded unearned insurance and reinsurance premiums	149.5	92.4
Accrued investment income	37.0	39.3
Accounts receivable on unsettled investment sales	19.9	12.1
Other assets	537.7	458.1
Assets held for sale	1,803.1	1,880.1
Total assets	$12,416.4	$12,144.3
Liabilities
Loss and loss adjustment expense reserves	$3,048.4	$3,079.3
Unearned insurance and reinsurance premiums	1,116.6	901.4
Variable annuity benefit guarantee	54.1	52.8
Debt	677.6	676.4
Deferred tax liability	353.9	356.2
Accrued incentive compensation	124.9	218.3
Ceded reinsurance payable	157.9	71.9
Funds held under insurance and reinsurance contracts	127.8	127.1
Accounts payable on unsettled investment purchases	80.9	20.5
Other liabilities	343.3	362.9
Liabilities held for sale	1,803.1	1,880.1
Total liabilities	7,888.5	7,746.9
Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share - authorized 50,000,000 shares;
issued and outstanding 6,174,386 and 6,176,739 shares	6.2	6.2
Paid-in surplus	1,046.7	1,044.9
Retained earnings	2,880.8	2,802.3
Accumulated other comprehensive income (loss), after tax:
Equity in net unrealized losses from investments in Symetra common shares	(3.9)	(40.4)
Net unrealized foreign currency translation gains	80.5	88.4
Pension liability and other	4.2	4.1
Total White Mountains’s common shareholders’ equity	4,014.5	3,905.5
Non-controlling interests
Non-controlling interest - OneBeacon Ltd.	279.2	273.7
Non-controlling interest - SIG Preference Shares	250.0	250.0
Non-controlling interest - HG Global	18.4	16.6
Non-controlling interest - BAM	(102.7)	(97.6)
Non-controlling interest - other	68.5	49.2
Total non-controlling interests	513.4	491.9
Total equity	4,527.9	4,397.4
Total liabilities and equity	$12,416.4	$12,144.3
 See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Unaudited

	Three Months Ended
	March 31,
(Millions, except per share amounts)	2014	2013
Revenues:
Earned insurance and reinsurance premiums	$493.6	$495.4
Net investment income	24.3	28.5
Net realized and unrealized investment gains	63.8	75.2
Other revenue	(3.4)	28.3
Total revenues	578.3	627.4
Expenses:
Loss and loss adjustment expenses	229.3	244.3
Insurance and reinsurance acquisition expenses	95.1	98.2
Other underwriting expenses	81.4	79.1
General and administrative expenses	50.3	43.8
Interest expense	10.1	10.2
Total expenses	466.2	475.6

Pre-tax income from continuing operations	112.1	151.8

Income tax expense	(30.3)	(41.6)

Net income from continuing operations	81.8	110.2

Net (loss) income from discontinued operations, net of tax	(.5)	.5

Income before equity in earnings of unconsolidated affiliates	81.3	110.7

Equity in earnings of unconsolidated affiliates, net of tax	13.8	9.2

Net income	95.1	119.9
Net loss attributable to non-controlling interests	.5	.5

Net income attributable to White Mountains’s common shareholders	95.6	120.4

Other comprehensive income, net of tax:
Change in equity in net unrealized gains (losses) from investments in Symetra common shares, net of tax	36.5	(8.0)
Change in foreign currency translation, pension liability and other	(7.8)	(3.7)

Comprehensive income	124.3	108.7
Comprehensive income attributable to non-controlling interests	—	—
Comprehensive income attributable to White Mountains’s common shareholders	$124.3	$108.7

Income (loss) per share attributable to White Mountains’s common shareholders
Basic income (loss) per share
Continuing operations	$15.56	$19.10
Discontinued operations	(.08)	.07
Total consolidated operations	$15.48	$19.17

Diluted income (loss) per share
Continuing operations	$15.56	$19.10
Discontinued operations	(.08)	.07
Total consolidated operations	$15.48	$19.17

Dividends declared per White Mountains’s common share	$1.00	$1.00
 See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited

	White Mountains’s Common Shareholders’ Equity
(Millions)	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2014	$1,051.1	$2,802.3	$52.1	$3,905.5	$491.9	$4,397.4

Net income (loss)	—	95.6	—	95.6	(.5)	95.1
Net change in unrealized gains from investments in unconsolidated affiliates	—	—	36.5	36.5	—	36.5
Net change in foreign currency translation	—	—	(7.9)	(7.9)	—	(7.9)
Net change in pension liability and other accumulated comprehensive items	—	—	.1	.1	—	.1
Total comprehensive income (loss)	—	95.6	28.7	124.3	(.5)	123.8
Dividends declared on common shares	—	(6.2)	—	(6.2)	—	(6.2)
Dividends to non-controlling interests	—	—	—	—	(5.2)	(5.2)
Repurchases and retirements of common shares	(4.5)	(10.9)	—	(15.4)	—	(15.4)
Issuances of common shares	2.1	—	—	2.1	—	2.1
Net contributions from non-controlling interests	—	—	—	—	27.0	27.0
Amortization of restricted share awards	4.2	—	—	4.2	.2	4.4
Balance at March 31, 2014	$1,052.9	$2,880.8	$80.8	$4,014.5	$513.4	$4,527.9

	White Mountains’s Common Shareholders’ Equity
(Millions)	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2013	$1,057.2	$2,542.7	$131.9	$3,731.8	$526.4	$4,258.2

Net income (loss)	—	120.4	—	120.4	(.5)	119.9
Net change in unrealized losses from investments in unconsolidated affiliates	—	—	(8.0)	(8.0)	—	(8.0)
Net change in foreign currency translation	—	—	(3.7)	(3.7)	—	(3.7)
Total comprehensive income (loss)	—	120.4	(11.7)	108.7	(.5)	108.2
Dividends declared on common shares	—	(6.2)	—	(6.2)	—	(6.2)
Dividends to non-controlling interests	—	—	—	—	(5.2)	(5.2)
Repurchases and retirements of common shares	(23.5)	(55.5)	—	(79.0)	—	(79.0)
Net contributions from non-controlling interests	—	—	—	—	2.2	2.2
Amortization of restricted share awards	3.6	—	—	3.6	.2	3.8
Balance at March 31, 2013	$1,037.3	$2,601.4	$120.2	$3,758.9	$523.1	$4,282.0

See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended
	March 31,
(Millions)	2014	2013
Cash flows from operations:
Net income	$95.1	$119.9
Charges (credits) to reconcile net income to net cash (used for) provided from operations:
Net realized and unrealized investment gains	(63.8)	(75.2)
Deferred income tax expense	21.7	25.8
Net loss (income) from discontinued operations	.5	(.5)
Gain on sale of subsidiary - Citation and Essentia	(.7)	(23.0)
Excess of fair value of acquired net assets over cost - American Fuji	—	(6.9)
Undistributed equity in earnings from unconsolidated affiliates, net of tax	(13.8)	(9.2)
Other operating items:
Net change in loss and loss adjustment expense reserves	(44.6)	(86.2)
Net change in reinsurance recoverable on paid and unpaid losses	13.9	20.1
Net change in unearned insurance and reinsurance premiums	217.7	146.1
Net change in variable annuity benefit guarantee liabilities	1.3	(189.9)
Net change in variable annuity benefit guarantee derivative instruments	(20.4)	22.5
Net change in deferred acquisition costs	(15.3)	4.5
Net change in funds held by ceding companies	12.6	25.2
Net change in ceded unearned premiums	(60.6)	(52.4)
Net change in funds held under reinsurance treaties	.7	23.7
Net change in insurance and reinsurance premiums receivable	(212.4)	(179.7)
Net change in ceded reinsurance payable	78.6	75.7
Net change in restricted cash	33.9	61.3
Net change in other assets and liabilities, net	(77.0)	(86.0)
Net cash used for operations - continuing operations	(32.6)	(184.2)
Net cash used for operations - discontinued operations	(14.6)	(40.7)
Net cash used for operations	(47.2)	(224.9)
Cash flows from investing activities:
Net change in short-term investments	(61.5)	26.3
Sales of fixed maturity and convertible fixed maturity investments	1,026.3	1,962.9
Maturities, calls and paydowns of fixed maturity and convertible fixed maturity investments	189.7	176.3
Sales of common equity securities	63.4	181.9
Distributions and redemptions of other long-term investments	23.9	20.9
Sales of consolidated and unconsolidated affiliates, net of cash sold	12.8	31.3
Funding of operational cash flows for discontinued operations	(14.6)	(40.7)
Purchases of other long-term investments	(13.0)	(17.4)
Purchases of common equity securities	(65.0)	(143.3)
Purchases of fixed maturity and convertible fixed maturity investments	(1,138.3)	(1,742.5)
Purchases of consolidated and unconsolidated affiliates, net of cash acquired	(32.2)	(9.2)
Net change in unsettled investment purchases and sales	52.6	(80.8)
Net acquisitions of property and equipment	(.5)	(3.5)
Net cash provided from investing activities - continuing operations	43.6	362.2
Net cash provided from investing activities - discontinued operations	14.6	40.7
Net cash provided from investing activities	58.2	402.9
Cash flows from financing activities:
Draw down of revolving line of credit	—	80.0
Repayment of revolving line of credit	—	(155.0)
Payments on capital lease obligation	(1.3)	(1.8)
Cash dividends paid to the Company’s common shareholders	(6.2)	(6.2)
Cash dividends paid to OneBeacon Ltd.’s non-controlling common shareholders	(4.9)	(5.0)
Common shares repurchased	(10.9)	(79.0)
Collateral provided by interest rate cap counterparties	(2.6)	—
Capital contributions from BAM members	4.8	—
Net cash used for financing activities - continuing operations	(21.1)	(167.0)
Net cash (used for) provided from financing activities - discontinued operations	—	—
Net cash used for financing activities	(21.1)	(167.0)
Effect of exchange rate changes on cash	(.2)	(.6)
Net change in cash during the period	(10.3)	10.4
Cash balances at beginning of period (excludes restricted cash balances of $56.1 and $249.8)	326.7	212.6
Cash balances at end of period (excludes restricted cash balances of $22.2 and $188.5)	$316.4	$223.0
Supplemental cash flows information:
Interest paid	$(12.8)	$(12.9)
Net income tax refund (payment) to national governments	$3.8	$(2.2)
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation
These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of White Mountains Insurance Group, Ltd. (the “Company” or the “Registrant”), its subsidiaries (collectively, with the Company, “White Mountains”) and other entities required to be consolidated under GAAP. The Company is an exempted Bermuda limited liability company whose principal businesses are conducted through its insurance and reinsurance subsidiaries and affiliates. The Company’s headquarters is located at 14 Wesley Street, Hamilton, Bermuda HM 11, its principal executive office is located at 80 South Main Street, Hanover, New Hampshire 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM 11.  White Mountains’s reportable segments are OneBeacon, Sirius Group, HG Global/BAM and Other Operations.
The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of property and casualty insurance companies (collectively, “OneBeacon”). OneBeacon is a specialty property and casualty insurance writer that offers a wide range of insurance products in the United States through independent agencies, regional and national brokers, wholesalers and managing general agencies. During the third quarter of 2013, OneBeacon formed Split Rock Insurance, Ltd. (“Split Rock”), a Bermuda-based reinsurance company. As of March 31, 2014 and December 31, 2013, White Mountains owned 75.3% and 75.2% of OneBeacon Ltd.’s outstanding common shares.
As discussed further in Note 2, OneBeacon entered into a definitive agreement to sell its runoff business (the “Runoff Business”) in October 2012 (the “Runoff Transaction”).  Accordingly, the Runoff Business is presented as discontinued operations. The OneBeacon Runoff Business includes assets and liabilities that are principally related to non-specialty commercial lines and certain other runoff business that it no longer writes, including nearly all of its asbestos and environmental reserves. Assets and liabilities associated with the Runoff Business as of March 31, 2014 and December 31, 2013 have been presented as held for sale in the financial statements (See Note 15 for discontinued operations).
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
The HG Global/BAM segment consists of HG Global Ltd. (“HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”). In 2012, White Mountains capitalized HG Global with $594.5 million to fund the start-up of BAM. BAM is a municipal bond insurer domiciled in New York that was established to provide insurance on bonds issued to support essential U.S. public purposes such as schools, utilities, core governmental functions and existing transportation facilities. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of surplus notes issued by BAM (the “BAM Surplus Notes”). HG Global, through its wholly-owned subsidiary, HG Re Ltd. (“HG Re”), also provides 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. As of March 31, 2014 and December 31, 2013, White Mountains owned 96.9% and 97.3% of HG Global's preferred equity and 88.4% and 88.7% of its common equity. White Mountains does not have an ownership interest in BAM, which is a mutual insurance company owned by its members. However, GAAP requires White Mountains to consolidate BAM's results in its financial statements. BAM's results are attributed to non-controlling interests.
White Mountains’s Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), White Mountains’s variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd. (“Life Re Bermuda”), which is in runoff, and its U.S.-based service provider, White Mountains Financial Services LLC (collectively, “WM Life Re”), and White Mountains’s investments in Wobi Insurance Agency Ltd. (“Wobi”), QuoteLab Holdings LLC (“QuoteLab”) and Star & Shield Risk Management LLC (“SSRM”). At March 31, 2014, White Mountains holds $12.0 million of Star & Shield Insurance Exchange’s (“SSIE”) surplus notes but does not have an ownership interest in SSIE, which is a reciprocal and is owned by its policyholders. However, as a result of SSRM’s role as the attorney-in-fact to SSIE and the investment in SSIE’s surplus notes, White Mountains is required to consolidate SSIE in its GAAP financial statements. SSIE’s results do not affect White Mountains’s common shareholders’ equity as they are attributable to non-controlling interests.
All significant intercompany transactions have been eliminated in consolidation. These interim financial statements include all adjustments considered necessary by management to fairly present the financial position, results of operations and cash flows of White Mountains. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation. Refer to the Company’s 2013 Annual Report on Form 10-K for a complete discussion regarding White Mountains’s significant accounting policies.

Non-controlling Interests
Non-controlling interests consist of the ownership interests of non-controlling shareholders in consolidated subsidiaries and are presented separately on the balance sheet.
The percentage of the non-controlling shareholders’ ownership interest in OneBeacon Ltd. at March 31, 2014 and December 31, 2013 was 24.7% and 24.8%.
In 2012, HG Global was capitalized with $594.5 million from White Mountains and $14.5 million from certain management members of BAM, the latter of which is included in non-controlling interest. Upon closing, certain BAM management members also received additional common and preferred shares of HG Global that resulted in a $2.2 million allocation of the carrying value of White Mountains’s investment in HG Global to the non-controlling interest, which was recorded as an adjustment to paid-in surplus in White Mountains’s consolidated statement of changes in equity.
White Mountains is required to consolidate BAM in its GAAP financial statements. However, since BAM is a mutual insurance company that is owned by its members, BAM’s results do not affect White Mountains’s common shareholders’ equity as they are attributable to non-controlling interests. For the three months ended March 31, 2014 and 2013, White Mountains reported $8.6 million and $18.4 million in pre-tax losses from BAM that have been allocated to non-controlling interest.
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
At March 31, 2014 and December 31, 2013, the non-controlling equity interest in White Mountains’s consolidated limited partnerships was $46.7 million and $46.1 million.  At March 31, 2014, the non-controlling equity interest in Wobi was $5.0 million. At March 31, 2014, the non-controlling equity interest in QuoteLab was $18.8 million. For the three months ended March 31, 2014, SSIE reported $4.7 million in pre-tax losses that have been allocated to non-controlling interest. At March 31, 2014 and December 31, 2013, the non-controlling equity interest in A.W.G. Dewar Inc, a subsidiary of OneBeacon, was $2.7 million and $3.1 million.

Recently Adopted Changes in Accounting Principles

Unrecognized Tax Benefits
Effective January 1, 2014, White Mountains adopted ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASC 740). The new ASU requires balance sheet presentation of an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward or tax credit carryforward rather than as a liability. The exception is in circumstances where a carryforward is not available to settle the additional taxes that might arise upon disallowance of the tax position under the tax law of the applicable jurisdiction. Prior to the issuance of ASU 2013-11, the guidance for unrecognized tax benefits under ASC 740 did not provide explicit guidance on whether an entity should present an unrecognized tax benefit as a liability or as a reduction of NOL carryforwards or other tax credits. In circumstances where an NOL carryforward is not available to offset settlement of any additional taxes arising from a disallowed tax position, the unrecognized tax benefit should be presented as a liability. The new guidance becomes effective for fiscal periods beginning on or after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective adoption is not allowed. Adoption did not have any impact on White Mountains's financial statements.

Recently Issued Accounting Pronouncements

Qualified Affordable Housing Projects
On January 15, 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects (“QAHP”) (ASC 323), which permits companies to make an accounting policy election to account for its investment in a QAHP using the proportional amortization method, if certain conditions are met. Under this method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received, with the net investment performance recognized in the income statement as a component of income tax expense. The new guidance also requires certain new disclosures for all QAHP investments. ASU 2014-01 is effective for annual and interim reporting periods beginning after December 15, 2014 and must be applied retrospectively to all periods presented upon adoption. White Mountains currently holds an investment in a QAHP that is accounted for under the equity method and does not expect the adoption to have a material impact on its financial position, results of operations or cash flows.

Note 2. Significant Transactions

QuoteLab
On March 14, 2014, White Mountains acquired 60% of the outstanding Class A common units of QuoteLab. QuoteLab is an advertising technology company that operates a transparent online advertising exchange that facilitates transactions between buyers and sellers of insurance media, including advertising inventory on QuoteLab’s owned and operated websites. On a fully converted basis, White Mountains owns 54.3% of QuoteLab. White Mountains paid an initial purchase price of $28.1 million and will pay additional consideration to the sellers equal to 62.5% of the 2015 gross profit in excess of the 2013 gross profit. At acquisition, QuoteLab had total assets of $56.9 million, including $43.7 million of intangible assets, and total liabilities of $10.0 million.

Wobi
On February 19, 2014, White Mountains acquired 54% of the outstanding common shares of Wobi for NIS 14.4 million (approximately $4.1 million based upon the foreign exchange spot rate at the date of acquisition).  In addition to the common shares, White Mountains also purchased NIS 12.7 million (approximately $3.6 million based upon the foreign exchange spot rate at the date of acquisition) of newly-issued convertible preferred shares of Wobi.  Wobi is the only price comparison/aggregation business in Israel, with an insurance carrier panel that represents 85% of the premiums written in the Israeli insurance market. Wobi sells four lines of business, primarily personal auto, and operates as an agency, charging upfront commissions on all policy sales. On a fully converted basis, White Mountains owns 60.7% of Wobi. At acquisition, Wobi had total assets of $15.3 million, including $15.0 million of intangible assets, and total liabilities of $2.6 million.

Star & Shield
On January 31, 2014, White Mountains acquired certain assets and liabilities of Star & Shield Holdings LLC, including SSRM, the attorney-in-fact for SSIE, for a purchase price of $1.8 million.
White Mountains also purchased $12.0 million of surplus notes issued by SSIE. Principal and interest on the surplus notes are payable to White Mountains only with approval from the Florida Office of Insurance Regulation.
SSIE is a Florida-domiciled reciprocal insurance exchange providing private passenger auto insurance to the public safety community and their families. SSIE is a variable interest entity (“VIE”). As a result of SSRM’s role as the attorney-in-fact to SSIE and the investment in SSIE’s surplus notes, White Mountains is required to consolidate SSIE. At March 31, 2014, consolidated amounts included total assets of $27.1 million and total liabilities of $31.7 million of SSIE. For the quarter ended March 31, 2014, SSIE had a pre-tax loss of $4.7 million that was recorded in net loss attributable to non-controlling interests.

WM Solutions
In the first quarter of 2014, WM Solutions completed the shell sale of Citation Insurance Company, which resulted in a gain of $0.7 million recorded in other revenue.
In the first quarter of 2013, WM Solutions acquired Ashmere Insurance Company (“Ashmere”, formerly known as American Fuji Fire and Marine Insurance Company), an American International Group, Inc. (“AIG”) runoff subsidiary. The transaction resulted in a gain of $6.9 million recorded in other revenue.

Sale of Essentia Insurance Company
Effective January 1, 2013, OneBeacon completed the sale of Essentia Insurance Company (“Essentia”), an indirect wholly-owned subsidiary which wrote the collector car and boat business, to Markel Corporation. Concurrently, OneBeacon and Hagerty Insurance Agency (“Hagerty”) terminated their underwriting arrangement with respect to the collector car and boat business. OneBeacon recognized a pre-tax gain on sale of $23.0 million ($15.0 million after tax) in the first quarter of 2013.

Sale of OneBeacon Runoff Business
On October 17, 2012, one of OneBeacon’s indirect wholly-owned subsidiaries, OneBeacon Insurance Group LLC, entered into a definitive agreement (as amended, the “Runoff SPA”) with Trebuchet US Holdings, Inc. (“Trebuchet”), a wholly-owned subsidiary of Armour Group Holdings Limited (together with Trebuchet, “Armour”), to sell the Runoff Business. Pursuant to the terms of the agreement, at closing OneBeacon will transfer to Trebuchet all of the issued and outstanding shares of common stock of certain legal entities that will contain the assets, liabilities (including gross and ceded loss reserves) and capital supporting the Runoff Business as well as certain elements of the Runoff Business infrastructure, including staff and office space. The transaction is subject to regulatory approval and is expected to close in the second half of 2014. As a result of the agreement, the OneBeacon Runoff Business is reported as discontinued operations (see Note 15).

Common Shares Repurchased and Retired
During the past several years, White Mountains's board of directors has authorized the Company to repurchase its common shares, from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. As of March 31, 2014, White Mountains may repurchase an additional 529,648 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its board of directors.
During the three months ended March 31, 2014, the Company repurchased 26,323 common shares for $15.4 million at an average share price of $586, which was comprised of 15,848 common shares repurchased under the board authorization and 10,475 common shares repurchased pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not fall under the board authorizations referred to above.
During the three months ended March 31, 2013, the Company repurchased 140,224 common shares for $79.0 million at an average share price of $564, which was comprised of 140,000 common shares repurchased under the board authorization and 224 common shares repurchased pursuant to employee benefit plans.

Note 3.  Loss and Loss Adjustment Expense Reserves

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activities of White Mountains’s insurance and reinsurance subsidiaries for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
Millions	2014	2013
Gross beginning balance	$3,079.3	$3,168.9
Less beginning reinsurance recoverable on unpaid losses	(428.1)	(429.1)
Net loss and LAE reserves	2,651.2	2,739.8

Loss and LAE reserves acquired (1)	—	21.3
Loss and LAE reserves consolidated — SSIE	13.6	—

Loss and LAE incurred relating to:
Current year losses	240.5	242.9
Prior year losses	(11.2)	1.4
Total incurred losses and LAE	229.3	244.3

Accretion of fair value adjustment to loss and LAE reserves	.2	1.2
Foreign currency translation adjustment to loss and LAE reserves	1.8	(9.6)

Loss and LAE paid relating to:
Current year losses	(35.0)	(36.6)
Prior year losses	(237.9)	(270.6)
Total loss and LAE payments	(272.9)	(307.2)

Net ending balance	2,623.2	2,689.8
Plus ending reinsurance recoverable on unpaid losses	425.2	410.8
Gross ending balance	$3,048.4	$3,100.6
(1) Loss and LAE reserves acquired relate to WM Solutions purchase of Ashmere in the first quarter of 2013.

Loss and LAE incurred relating to prior year losses for the three months ended March 31, 2014
During the three months ended March 31, 2014, White Mountains experienced $11.2 million of net favorable loss reserve development.
For the three months ended March 31, 2014, OneBeacon had net favorable loss reserve development of $1.4 million primarily related to its ocean marine business and its technology business. For the three months ended March 31, 2014, Sirius Group had net favorable loss reserve development of $9.8 million primarily related to its casualty and accident and health lines of business.

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
White Mountains recognized $0.2 million of such charges, recorded as loss and LAE for the three months ended March 31, 2014, and $1.2 million for the three months ended March 31, 2013.  As of March 31, 2014, the remaining pre-tax un-accreted adjustment was $4.5 million.

Note 4. Third Party Reinsurance

In the normal course of business, White Mountains’s insurance and reinsurance subsidiaries may seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. White Mountains remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.

OneBeacon
At March 31, 2014, OneBeacon had $3.0 million and $80.1 million of reinsurance recoverables on paid and unpaid losses. At December 31, 2013, OneBeacon had $9.7 million and $80.2 million of reinsurance recoverables on paid and unpaid losses. The reinsurance balances associated with the Runoff Business are included in discontinued operations (see Note 15). Reinsurance contracts do not relieve OneBeacon of its obligation to its policyholders. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength and ratings of its reinsurers on an ongoing basis. Uncollectible amounts related to the ongoing specialty business historically have not been significant.
Effective January 1, 2014, OneBeacon entered into reinsurance treaties to provide coverage for the 2014 crop year. OneBeacon purchased an aggregate stop loss on its multiple peril crop insurance portfolio, providing 48.5% of coverage in excess of a 101.5% loss ratio on premiums covered by the contract and a separate aggregate stop loss providing 80.0% of coverage in excess of a 100.0% loss ratio on its crop-hail portfolio.

Sirius Group
At March 31, 2014, Sirius Group had $12.2 million and $344.8 million of reinsurance recoverables on paid and unpaid losses that will become recoverable if claims are paid in accordance with current reserve estimates. At December 31, 2013, Sirius Group had $15.7 million and $347.9 million of reinsurance recoverables on paid and unpaid losses. Because retrocessional reinsurance contracts do not relieve Sirius Group of its obligation to its insureds, the collectability of balances due from Sirius Group’s reinsurers is important to its financial strength. Sirius Group monitors the financial strength and ratings of retrocessionaires on an ongoing basis. Uncollectible amounts historically have not been significant.

Note 5.  Investment Securities

White Mountains’s invested assets consist of securities and other long-term investments held for general investment purposes.  The portfolio of investment securities includes short-term investments, fixed maturity investments, convertible fixed maturity investments and equity securities which are all classified as trading securities. Trading securities are reported at fair value as of the balance sheet date.  Realized and unrealized investment gains and losses on trading securities are reported in pre-tax revenues. White Mountains’s investments in debt securities, including mortgage-backed and asset-backed securities, are generally valued using industry standard pricing models. Key inputs include benchmark yields, benchmark securities, reported trades, issuer spreads, bids, offers, credit ratings and prepayment speeds. Income on mortgage-backed and asset-backed securities is recognized using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the estimated economic life is recalculated and the remaining unamortized premium or discount is amortized prospectively over the remaining economic life.
Realized investment gains and losses resulting from sales of investment securities are accounted for using the specific identification method.  Premiums and discounts on all fixed maturity investments are amortized or accreted to income over the anticipated life of the investment.  Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized or accreted cost, which approximated fair value as of March 31, 2014 and December 31, 2013.
Other long-term investments primarily comprise White Mountains’s investments in hedge funds and private equity funds.

Net Investment Income
Pre-tax net investment income for the three months ended March 31, 2014 and 2013 consisted of the following:

	Three Months Ended
	March 31,
Millions	2014	2013
Investment income:
Fixed maturity investments	$22.4	$26.0
Short-term investments	.6	.8
Common equity securities	5.4	4.7
Convertible fixed maturity investments	.4	.8
Other long-term investments	.3	.7
Total investment income	29.1	33.0
Less third-party investment expenses	(4.8)	(4.5)
Net investment income, pre-tax	$24.3	$28.5

Net Realized and Unrealized Investment Gains and Losses
Net realized and unrealized investment gains and losses for the three months ended March 31, 2014 and 2013 consisted of the following:

	Three Months Ended
	March 31,
Millions	2014	2013
Net realized investment gains, pre-tax	$21.7	$36.5
Net unrealized investment gains, pre-tax	42.1	38.7
Net realized and unrealized investment gains, pre-tax	63.8	75.2
Income tax expense attributable to net realized and unrealized investment gains	(15.7)	(13.7)
Net realized and unrealized investment gains, after tax	$48.1	$61.5

Net realized investment gains (losses)
Net realized investment gains (losses) for the three months ended March 31, 2014 and 2013 consisted of the following:

	Three Months Ended			Three Months Ended
	March 31, 2014			March 31, 2013
Millions	Net realized gains (losses)	Net foreign exchange gains (losses)	Total net realized gains (losses) reflected in earnings	Net realized gains (losses)	Net foreign currency gains (losses)	Total net realized gains (losses) reflected in earnings
Fixed maturity investments	$4.4	$(3.5)	$.9	$22.6	$(14.6)	$8.0
Short-term investments	—	—	—	—	.1	.1
Common equity securities	18.9	(.1)	18.8	22.6	(.2)	22.4
Convertible fixed maturity investments	2.4	—	2.4	2.7	—	2.7
Other long-term investments	(.3)	—	(.3)	2.9	—	2.9
Forward contracts	(.1)	—	(.1)	.4	—	.4
Net realized investment gains (losses), pre-tax	25.3	(3.6)	21.7	51.2	(14.7)	36.5
Income tax expense attributable to net realized investment (losses) gains	(4.6)	.9	(3.7)	(11.8)	3.3	(8.5)
Net realized investment gains (losses), after tax	$20.7	$(2.7)	$18.0	$39.4	$(11.4)	$28.0

Net unrealized investment gains (losses)
The following table summarizes net unrealized investment gains (losses) for the three months ended March 31, 2014 and 2013:

	Three Months Ended			Three Months Ended
	March 31, 2014			March 31, 2013
Millions	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total net unrealized gains (losses) reflected in earnings	Net unrealized gains (losses)	Net foreign currency gains (losses)	Total net unrealized gains (losses) reflected in earnings
Fixed maturity investments	$19.4	$12.2	$31.6	$(30.6)	$4.6	$(26.0)
Short-term investments	—	—	—	—	—	—
Common equity securities	4.0	.5	4.5	61.9	—	61.9
Convertible fixed maturity investments	.7	—	.7	(1.1)	(.2)	(1.3)
Other long-term investments	4.9	.4	5.3	3.6	.5	4.1
Forward contracts	—	—	—	—	—	—
Net unrealized investment gains (losses), pre-tax	29.0	13.1	42.1	33.8	4.9	38.7
Income tax expense attributable to net unrealized investment (losses) gains	(9.1)	(2.9)	(12.0)	(4.1)	(1.1)	(5.2)
Net unrealized investment gains (losses), after tax	$19.9	$10.2	$30.1	$29.7	$3.8	$33.5

The following table summarizes the amount of total pre-tax gains included in earnings attributable to unrealized investment gains for Level 3 investments for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
Millions	2014	2013
Fixed maturity investments	$.2	$.2
Common equity securities	.8	(.1)
Other long-term investments	6.1	6.4
Total unrealized investment gains, pre-tax - Level 3 investments	$7.1	$6.5

Investment Holdings
The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses, and carrying values of White Mountains’s fixed maturity investments as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$539.2	$.6	$(.8)	$(.6)	$538.4
Debt securities issued by corporations	2,311.6	48.3	(7.1)	(6.3)	2,346.5
Municipal obligations	33.5	.2	(.2)	—	33.5
Mortgage-backed and asset-backed securities	1,847.9	4.1	(6.3)	(3.5)	1,842.2
Foreign government, agency and provincial obligations	366.4	3.4	(1.1)	(4.3)	364.4
Preferred stocks	79.9	6.1	—	(.1)	85.9
Total fixed maturity investments including assets held for sale	$5,178.5	$62.7	$(15.5)	$(14.8)	$5,210.9
Fixed maturity investments reclassified to assets held for sale related to the Runoff Transaction					(222.2)
Total fixed maturity investments					$4,988.7

	December 31, 2013
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$365.5	$.5	$(1.0)	$(2.5)	$362.5
Debt securities issued by corporations	2,330.7	44.0	(13.2)	(14.3)	2,347.2
Municipal obligations	18.3	—	(.4)	—	17.9
Mortgage-backed and asset-backed securities	2,027.3	2.4	(9.9)	(5.3)	2,014.5
Foreign government, agency and provincial obligations	444.2	3.7	(3.2)	(4.8)	439.9
Preferred stocks	79.9	5.1	—	(.2)	84.8
Total fixed maturity investments including assets held for sale	$5,265.9	$55.7	$(27.7)	$(27.1)	$5,266.8
Fixed maturity investments reclassified to assets held for sale related to the Runoff Transaction					(236.3)
Total fixed maturity investments					$5,030.5

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses, and carrying values of White Mountains’s common equity securities, convertible fixed maturities and other long-term investments as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
Common equity securities	$905.6	$273.9	$(4.5)	$(.4)	$1,174.6
Convertible fixed maturity investments	$64.3	$10.6	$(1.0)	$(.1)	$73.8
Other long-term investments	$246.4	$83.4	$(25.5)	$(2.0)	$302.3

	December 31, 2013
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
Common equity securities	$890.2	$271.0	$(3.6)	$(.8)	$1,156.8
Convertible fixed maturity investments	$71.7	$9.9	$(.9)	$(.2)	$80.5
Other long-term investments	$238.3	$79.6	$(26.6)	$(2.4)	$288.9

Hedge Funds and Private Equity Funds
White Mountains holds investments in hedge funds and private equity funds, which are included in other long-term investments. The fair value of these investments has been estimated using the net asset value of the funds. At March 31, 2014, White Mountains held investments in 16 hedge funds and 39 private equity funds.  The largest investment in a single fund was $18.8 million at March 31, 2014. The following table summarizes investments in hedge funds and private equity interests by investment objective and sector at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Hedge funds
Long/short equity	$67.6	$—	$62.6	$—
Long/short credit & distressed	23.3	—	22.8	—
Long/short equity REIT	18.8	—	18.3	—
Long/short equity activist	16.3	—	16.8	—
Long bank loan	.2	—	.2	—
Long diversified strategies	—	—	.1	—
Total hedge funds	126.2	—	120.8	—

Private equity funds
Energy infrastructure & services	46.8	12.7	45.9	13.1
Multi-sector	24.1	6.4	23.8	6.5
Manufacturing/Industrial	11.5	15.2	11.2	15.5
Aerospace/Defense/Government	10.6	15.5	5.8	19.2
Private equity secondaries	9.2	3.1	9.5	3.1
Healthcare	7.8	2.8	5.6	2.8
Real estate	7.1	3.3	8.2	3.3
Insurance	2.4	41.3	2.3	41.3
Venture capital	1.6	.3	1.6	.3
International multi-sector, Asia	—	2.7	—	2.7
International multi-sector, Europe	3.8	2.8	3.9	2.8
Total private equity funds	124.9	106.1	118.2	110.6

Total hedge and private equity funds included in other long-term investments(1)	$251.1	$106.1	$239.0	$110.6
(1)  Excludes carrying value of $25.0 and $26.6 at March 31, 2014 and December 31, 2013 associated with hedge funds and private equity funds accounted for using the equity method.

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

The following summarizes the March 31, 2014 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Notice Period
Millions Redemption frequency	30-59 days notice	60-89 days notice	90-119 days notice	120+ days notice	Total
Monthly	$4.9	$—	$—	$5.5	$10.4
Quarterly	29.4	30.4	11.9	8.8	80.5
Semi-annual	—	25.8	—	—	25.8
Annual	—	—	9.3	.2	9.5
Total	$34.3	$56.2	$21.2	$14.5	$126.2

Certain of the hedge fund investments in which White Mountains is invested are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund’s underlying investments are liquidated.  At March 31, 2014, distributions of $2.1 million were outstanding from these investments. The actual amount of the final distribution remittances remain subject to market fluctuations. The date at which such remittances will be received is not determinable at March 31, 2014.
White Mountains has also submitted redemption requests for certain of its investments in active hedge funds.  At March 31, 2014, redemptions of $2.2 million are outstanding and are subject to market fluctuations. The date at which such redemptions will be received is not determinable at March 31, 2014. Redemptions are recorded as receivables when the investment is no longer subject to market fluctuations.
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
At March 31, 2014, investments in private equity funds were subject to lock-up periods as follows:

Millions	1-3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private Equity Funds — expected lock-up period remaining	$6.5	$29.5	$75.7	$13.2	$124.9

Fair value measurements at March 31, 2014
White Mountains’s invested assets that are measured at fair value include fixed maturity investments, common and preferred equity securities, convertible fixed maturity securities and other long-term investments, such as interests in hedge funds and private equity funds. Fair value measurements reflect management’s best estimate of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements fall into a hierarchy with three levels based on the nature of the inputs. Fair value measurements based on quoted prices in active markets for identical assets are at the top of the hierarchy (“Level 1”), followed by fair value measurements based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar, but not identical instruments (“Level 2”). Measurements based on unobservable inputs, including a reporting entity’s estimates of the assumptions that market participants would use are at the bottom of the hierarchy (“Level 3”).

White Mountains uses quoted market prices or other observable inputs to determine fair value for the vast majority of its investment portfolio. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs consist of fixed maturity investments including corporate debt, state and other governmental debt, convertible fixed maturity securities and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include White Mountains’s investments in hedge funds and private equity funds, as well as investments in certain debt and equity securities where quoted market prices are unavailable. White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value. The outside pricing services used by White Mountains have indicated that if no observable inputs are available for a security, they will not provide a price. In those circumstances, White Mountains estimates the fair value using industry standard pricing models and observable inputs such as benchmark interest rates, matrix pricing, market comparables, broker quotes, issuer spreads, bids, offers, credit rating, prepayment speeds and other relevant inputs. White Mountains performs procedures to validate the market prices obtained from the outside pricing sources. Such procedures, which cover substantially all of its fixed maturity investments include, but are not limited to, evaluation of model pricing methodologies and review of the pricing services’ quality control processes and procedures on at least an annual basis, comparison of market prices to prices obtained from different independent pricing vendors on at least a semi-annual basis, monthly analytical reviews of certain prices, and review of assumptions utilized by the pricing service for selected measurements on an ad hoc basis throughout the year. White Mountains also performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price on an ad-hoc basis throughout the year. Prices provided by the pricing services that vary by more than 5% and $1.0 million from the expected price based on these procedures are considered outliers. In circumstances where the results of White Mountains’s review process do not appear to support the market price provided by the pricing services, White Mountains challenges the price. If White Mountains cannot gain satisfactory evidence to support the challenged price, it relies upon its own pricing methodologies to estimate the fair value of the security in question. The fair values of such securities are considered to be Level 3 measurements.
White Mountains’s investments in debt securities are generally valued using matrix and other pricing models. Key inputs include benchmark yields, benchmark securities, reported trades, issuer spreads, bids, offers, credit ratings and prepayment speeds.  Income on mortgage-backed and asset-backed securities is recognized using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the estimated economic life is recalculated and the remaining unamortized premium or discount is amortized or accreted prospectively over the remaining economic life.
White Mountains employs a number of procedures to assess the reasonableness of the fair value measurements for its other long-term investments, including obtaining and reviewing the audited annual financial statements of each hedge fund and private equity fund and periodically discussing each fund’s pricing with the fund manager. However, since the fund managers do not provide sufficient information to evaluate the pricing inputs and methods for each underlying investment, the inputs are considered to be unobservable. Accordingly, the fair values of White Mountains’s investments in hedge funds and private equity funds have been classified as Level 3 measurements. The fair value of White Mountains’s investments in hedge funds and private equity funds has been determined using net asset value.
In addition to the investments described above, White Mountains has $84.6 million and $86.3 million of investment-related liabilities recorded at fair value and included in other liabilities as of March 31, 2014 and December 31, 2013.  These liabilities relate to securities that have been sold short by limited partnerships in which White Mountains has investments and is required to consolidate under GAAP.  All of the liabilities included have a Level 1 designation.

Fair Value Measurements by Level
The following tables summarize White Mountains’s fair value measurements for investments at March 31, 2014 and December 31, 2013, by level:

	March 31, 2014
Millions	Fair value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$538.4	$471.7	$66.7	$—

Debt securities issued by corporations:
Consumer	741.0	—	741.0	—
Financials	446.0	—	446.0	—
Communications	267.5	—	267.5	—
Industrial	251.5	—	251.5	—
Energy	194.2	—	194.2	—
Utilities	132.7	—	132.7	—
Basic Materials	140.1	—	140.1	—
Technology	91.5	—	91.5	—
Other	82.0	—	82.0	—
Total debt securities issued by corporations:	2,346.5	—	2,346.5	—

Mortgage-backed and asset-backed securities	1,842.2	—	1,800.6	41.6
Foreign government, agency and provincial obligations	364.4	42.8	321.6	—
Preferred stocks	85.9	—	14.6	71.3
Municipal obligations	33.5	—	33.5	—
Total fixed maturity investments (1)	5,210.9	514.5	4,583.5	112.9

Short-term investments	674.0	666.6	7.4	—

Common equity securities:
Financials	359.8	312.9	—	46.9
Consumer	313.8	313.8	—	—
Industrial	106.5	106.5	—	—
Energy	81.1	81.1	—	—
Communications	56.5	56.5	—	—
Basic materials	56.0	56.0	—	—
Technology	44.9	44.9	—	—
Utilities	36.7	36.7	—	—
Other	119.3	42.7	76.3	.3
Total common equity securities	1,174.6	1,051.1	76.3	47.2

Convertible fixed maturity investments	73.8	—	67.7	6.1
Other long-term investments (2)	277.4	—	—	277.4
Total investments	$7,410.7	$2,232.2	$4,734.9	$443.6
(1) Carrying value includes $222.2 that is classified as assets held for sale relating to discontinued operations.
(2) Excludes carrying value of $25.0 associated with other long-term investment limited partnerships accounted for using the equity method and $(0.1) related to forward contracts.

	December 31, 2013
Millions	Fair value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$362.5	$295.8	$66.7	$—

Debt securities issued by corporations:
Consumer	754.4	—	754.4	—
Industrial	434.4	—	434.4	—
Communications	281.1	—	281.1	—
Financials	265.0	—	265.0	—
Basic materials	173.6	—	173.6	—
Energy	159.7	—	159.7	—
Utilities	149.1	—	149.1	—
Technology	91.2	—	91.2	—
Other	38.7	—	38.7	—
Total debt securities issued by corporations:	2,347.2	—	2,347.2	—

Mortgage-backed and asset-backed securities	2,014.5	—	1,992.5	22.0
Foreign government, agency and provincial obligations	439.9	44.5	395.4	—
Preferred stocks	84.8	—	13.8	71.0
Municipal obligations	17.9	—	17.9	—
Total fixed maturity investments (1)	5,266.8	340.3	4,833.5	93.0

Short-term investments	635.9	621.5	14.4	—

Common equity securities:
Financials	360.4	314.3	—	46.1
Consumer	308.2	308.2	—	—
Industrial	105.4	105.4	—	—
Energy	78.6	78.6	—	—
Utilities	60.6	60.6	—	—
Communications	57.1	57.1	—	—
Basic materials	53.4	53.4	—	—
Technology	34.3	34.3	—	—
Other	98.8	24.5	74.3	—
Total common equity securities	1,156.8	1,036.4	74.3	46.1

Convertible fixed maturity investments	80.5	—	74.4	6.1
Other long-term investments (2)	262.4	—	—	262.4
Total investments	$7,402.4	$1,998.2	$4,996.6	$407.6
(1) Carrying value includes $236.3 that is classified as assets held for sale relating to discontinued operations.
(2) Excludes carrying value of $26.6 associated with other long-term investment limited partnerships accounted for using the equity method and $(0.1) related to currency forward contracts.

Debt securities issued by corporations
The following table summarizes the ratings of the corporate debt securities held in White Mountains’s investment portfolio as of March 31, 2014 and December 31, 2013:

	Fair Value at
Millions	March 31, 2014	December 31, 2013
AAA	$—	$—
AA	221.3	228.8
A	1,028.9	1,039.5
BBB	1,089.9	1,075.5
BB	—	—
Other	6.4	3.4
Debt securities issued by corporations(1)	$2,346.5	$2,347.2
(1) Credit ratings are assigned based on the following hierarchy: 1) Standard and Poor's Financial Services LLC ("Standard & Poor’s") and 2) Moody’s Investor Service ("Moody's").

Mortgage-backed, Asset-backed Securities
White Mountains purchases commercial and residential mortgage-backed securities with the goal of maximizing risk adjusted returns in the context of a diversified portfolio. White Mountains’s non-agency commercial mortgage-backed portfolio (“CMBS”) is generally short-term and structurally senior, with more than 25 points of subordination on average for both fixed rate CMBS and floating rate CMBS as of March 31, 2014.  In general, subordination represents the percentage principal loss on the underlying collateral that would be absorbed by other securities lower in the capital structure before the more senior security incurs a loss. White Mountains believes these levels of protection will mitigate the risk of loss tied to the refinancing challenges facing the commercial real estate market.  As of March 31, 2014, on average less than 1% of the underlying loans were reported as non-performing for all non-agency CMBS held by White Mountains. White Mountains is not an originator of residential mortgage loans. White Mountains’s investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage-backed securities at March 31, 2014. White Mountains considers sub-prime mortgage-backed securities as those that have underlying loan pools that exhibit weak credit characteristics, or those that are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., White Mountains considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics).
White Mountains categorizes mortgage-backed securities as “non-prime” (also called “Alt A” or “A-”) if they are backed by collateral that has overall credit quality between prime and sub-prime based on White Mountains’s review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. White Mountains’s non-agency residential mortgage-backed portfolio is generally moderate-term and structurally senior. White Mountains does not own any collateralized loan obligations. White Mountains does not own any collateralized debt obligations, with the exception of $37.8 million of non-agency residential mortgage resecuritization tranches, each a senior tranche in its own right and each collateralized by a single earlier vintage Super Senior or Senior non-agency residential mortgage backed security.

The following table summarizes mortgage and asset-backed securities as of March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
GNMA	$464.8	$464.8	$—	$512.3	$512.3	$—
FNMA	167.3	167.3	—	81.2	81.2	—
FHLMC	85.6	85.6	—	91.3	91.3	—
Total Agency(1)	717.7	717.7	—	684.8	684.8	—
Non-agency:
Residential	132.3	132.3	—	125.7	125.7	—
Commercial	329.7	310.1	19.6	282.3	282.3	—
Total Non-agency	462.0	442.4	19.6	408.0	408.0	—

Total mortgage-backed securities	1,179.7	1,160.1	19.6	1,092.8	1,092.8	—
Other asset-backed securities:
Credit card receivables	229.7	207.7	22.0	311.4	289.4	22.0
Vehicle receivables	231.5	231.5	—	365.0	365.0	—
Other	201.3	201.3	—	245.3	245.3	—
Total other asset-backed securities	662.5	640.5	22.0	921.7	899.7	22.0
Total mortgage and asset-backed securities	$1,842.2	$1,800.6	$41.6	$2,014.5	$1,992.5	$22.0
(1)  Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities
The security issuance years of White Mountains’s investments in non-agency RMBS and non-agency CMBS securities as of March 31, 2014 are as follows:

			Security Issuance Year
Millions	Fair Value	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Non-agency RMBS	$132.3	$11.3	$20.2	$11.0	$—	$19.6	$—	$26.4	$—	$—	$32.8	$11.0
Non-agency CMBS	329.7	—	—	8.5	5.0	26.4	—	13.0	27.0	131.8	94.3	23.7
Total	$462.0	$11.3	$20.2	$19.5	$5.0	$46.0	$—	$39.4	$27.0	$131.8	$127.1	$34.7

Non-agency Residential Mortgage-backed Securities
The classification of the underlying collateral quality and the tranche levels of White Mountains’s non-agency RMBS securities are as follows as of March 31, 2014:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate (3)
Prime	$105.9	$32.4	$73.5	$—
Non-prime	19.2	—	19.2	—
Sub-prime	7.2	7.2	—	—
Total	$132.3	$39.6	$92.7	$—
(1)  At issuance, Super Senior, or in the case of resecuritization, the underlying securities, were rated "AAA" by Standard & Poor’s, "Aaa" by Moody’s or "AAA" by Fitch and were senior to other "AAA" or "Aaa" bonds.
(2) At issuance, Senior, or in the case of resecuritization, the underlying securities, were rated "AAA" by Standard & Poor’s, "Aaa" by Moody’s or "AAA" by Fitch and were senior to non-"AAA" or non-"Aaa" bonds.
(3) At issuance, Subordinate were not rated "AAA" by Standard & Poor’s, "Aaa" by Moody’s or "AAA" by Fitch and were junior to "AAA" or "Aaa" bonds.

Non-agency Commercial Mortgage-backed Securities
 The amount of fixed and floating rate securities and their tranche levels of White Mountains’s non-agency CMBS securities are as follows as of March 31, 2014:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate (3)
Fixed rate CMBS	$225.1	$123.5	$76.0	$25.6
Floating rate CMBS	104.6	5.0	26.4	73.2
Total	$329.7	$128.5	$102.4	$98.8
(1)  At issuance, Super Senior, or in the case of resecuritization, the underlying securities, were rated "AAA" by Standard & Poor’s, "Aaa" by Moody’s or "AAA" by Fitch and were senior to other "AAA" or "Aaa" bonds.
(2) At issuance, Senior, or in the case of resecuritization, the underlying securities, were rated "AAA" by Standard & Poor’s, "Aaa" by Moody’s or "AAA" by Fitch and were senior to non-"AAA" or non-"Aaa" bonds.
(3) At issuance, Subordinate were not rated "AAA" by Standard & Poor’s, "Aaa" by Moody’s or "AAA" by Fitch and were junior to "AAA" or "Aaa" bonds.

Rollforward of Fair Value Measurements by Level
 White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturity investments, common equity securities, convertible fixed maturity investments and other long-term investments at March 31, 2014 and 2013 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.
The following tables summarize the changes in White Mountains’s fair value measurements by level for the three months ended March 31, 2014 and 2013:

			Level 3 Investments
Millions	Level 1 Investments	Level 2 Investments	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other long-term investments	Total
Balance at January 1, 2014	$1,376.7	$4,982.2	$93.0	$46.1	$6.1	$262.4	$6,766.5	(1)(2)(3)
Total realized and unrealized gains (losses)	22.2	34.7	.4	.8	—	6.3	64.4	(4)
Foreign currency losses through OCI	(2.9)	(10.5)	(.1)	—	—	(.3)	(13.8)
Amortization/Accretion	(.2)	(11.1)	—	—	—	—	(11.3)
Purchases	352.6	840.4	19.6	.3	—	12.7	1,225.6
Sales	(180.1)	(1,115.5)	—	—	—	(3.7)	(1,299.3)
Net change in investments related to (sales) purchases of consolidated affiliates	(2.7)	7.3	—	—	—	—	4.6
Transfers in	—	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—	—
Balance at March 31, 2014	$1,565.6	$4,727.5	$112.9	$47.2	$6.1	$277.4	$6,736.7	(1)(2)(3)(4)
(1)  Excludes carrying value of $26.6 and $25.0 at January 1, 2014 and March 31, 2014 associated with other long-term investments accounted for using the equity method and $(0.1) and $(0.1) at January 1, 2014 and March 31, 2014 related to forward contracts.
(2)  Carrying value includes $236.3 and $222.2 at January 1, 2014 and March 31, 2014 that is classified as assets held for sale relating to discontinued operations.
(3)  Excludes carrying value of $635.9 and $674.0 at January 1, 2014 and March 31, 2014 associated with short-term investments.
(4) Excludes $0.7 realized and unrealized gains associated with the Prospector Funds consolidation of investment-related liabilities and $1.2 realized and unrealized losses associated with other long-term investments accounted for using the equity method.

			Level 3 Investments
Millions	Level 1 Investments	Level 2 Investments	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other long-term investments	Total
Balance at January 1, 2013	$1,355.1	$5,206.1	$92.9	$37.3	$—	$259.3	$6,950.7	(1)(2)(3)
Total realized and unrealized gains (losses)	80.1	(10.8)	.1	(.1)	—	5.8	75.1	(3)
Foreign currency losses through OCI	(.4)	(4.8)	—	—	—	(.4)	(5.6)
Amortization/Accretion	(.4)	(14.0)	—	—	—	—	(14.4)
Purchases	318.6	1,445.8	8.0	—	—	18.9	1,791.3
Sales	(382.3)	(1,828.3)	—	—	—	(23.1)	(2,233.7)
Net change in investments related to purchases (sales) of consolidated affiliates	14.5	2.7	—	—	—	—	17.2
Transfers in	1.2	—	—	—	—	—	1.2
Transfers out	—	(.8)	—	(.4)	—	—	(1.2)
Balance at March 31, 2013	1,386.4	4,795.9	101.0	36.8	—	260.5	6,580.6	(1)(2)(3)
(1) Excludes carrying value of $35.0 and $34.9 at January 1, 2013 and March 31, 2013 associated with other long-term investment limited partnerships accounted for using the equity method and $(0.1) and $(0.2) at January 1, 2013 and March 31, 2013 related to forward contracts.
(2)  Carrying value includes $338.1 and 296.9 at January 1, 2013 and March 31, 2013 that is classified as assets held for sale relating to discontinued operations.
(3) Excludes carrying value of $630.6 and $654.4 at January 1, 2013 and March 31, 2013 and realized and unrealized loss for the period of $0.1 associated with short-term investments.

Fair Value Measurements — transfers between levels - Three-month period ended March 31, 2014 and 2013
During the first three months of 2014 and 2013, no fixed income securities classified as Level 3 measurements in the prior period were recategorized as Level 2 measurements.

Significant Unobservable Inputs
The following summarizes significant unobservable inputs used in estimating the fair value of investment securities classified within Level 3 other than hedge funds and private equity funds. The fair value of investments in hedge funds and private equity funds, which are classified within Level 3, are estimated using the net asset value of the funds.

($ in Millions)	March 31, 2014
Description	Fair Value	Rating (2)	Valuation Technique(s)	Unobservable Input
Non-agency commercial mortgage backed securities(1)	$13.3	AAA	Discounted cash flow	Discount Spread over Swap	0.8%
				Prepayment rate	0.0%	CPY
				Default rate	0.0%	CDR
Asset-backed securities(1)	$22.0	AA+	Broker pricing	Broker quote
Non-agency commercial mortgage backed securities(1)	$6.3	BBB-	Broker pricing	Broker quote
Preferred stock(1)	$71.3	NR	Discounted cash flow	Discount yield	6.9%
Private equity security(1)	$36.4	NR	Multiple of GAAP book value	Book value multiple	1.0
Private equity security(1)	$10.5	NR	Share price of recent transaction	Average share price	$1.10
Convertible preferred securities	$6.1	NR	Share price of recent transaction	Recent market transaction	$6.1
(1) As of March 31, 2014, consists of one security.
(2) Credit ratings are assigned based on the following hierarchy: 1) Standard and Poor's and 2) Moody’s.

($ in Millions)	December 31, 2013
Description	Fair Value	Rating (2)	Valuation Technique(s)	Unobservable Input
Asset-backed securities(1)	$22.0	AA+	Broker pricing	Broker quote
Preferred stock(1)	$71.0	NR	Discounted cash flow	Discount yield	7.4%
Private equity security(1)	$35.6	NR	Multiple of GAAP book value	Book value multiple	1.0
Private equity security(1)	$10.5	NR	Share price of recent transaction	Average share price	$1.10
Convertible preferred securities	$6.1	NR	Share price of recent transaction	Recent market transaction	$6.1
(1) As of December 31, 2013, consists of one security.
(2) Credit ratings are assigned based on the following hierarchy: 1) Standard and Poor's and 2) Moody’s.

The assumed prepayment rate is a significant unobservable input used to estimate the fair value of investments in non-agency CMBS. Generally for bonds priced at a premium, increases in prepayment speeds will result in a lower fair value, while decreases in prepayment speed may result in a higher fair value, with the inverse for bonds priced at a discount.

Note 6.  Debt

White Mountains’s debt outstanding as of March 31, 2014 and December 31, 2013 consisted of the following:

Millions	March 31, 2014	December 31, 2013
2012 OBH Senior Notes, at face value	$275.0	$275.0
Unamortized original issue discount	(.3)	(.3)
2012 OBH Senior Notes, carrying value	274.7	274.7
SIG Senior Notes, at face value	400.0	400.0
Unamortized original issue discount	(.4)	(.4)
SIG Senior Notes, carrying value	399.6	399.6
WTM Bank Facility	—	—
Old Lyme Note	2.1	2.1
Other	1.2	—
Total debt	$677.6	$676.4

WTM Bank Facility
On August 14, 2013, White Mountains entered into a revolving credit facility with a syndicate of lenders administered by Wells Fargo Bank, N.A., which has a total commitment of $425.0 million and has a maturity date of August 14, 2018 (the “WTM Bank Facility”). As of March 31, 2014, the WTM Bank Facility was undrawn.
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

Debt Covenants
At March 31, 2014, White Mountains was in compliance with all debt covenants.

Note 7.  Income Taxes

The Company and its Bermuda domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. In the event there is a change in the current law such that taxes are imposed, the Company and its Bermuda domiciled subsidiaries would be exempt from such tax until March 31, 2035, pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966. The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate.  The jurisdictions in which the Company’s subsidiaries and branches are subject to tax are Australia, Belgium, Canada, Germany, Gibraltar, Israel, Luxembourg, the Netherlands, Singapore, Sweden, Switzerland, the United Kingdom and the United States.
White Mountains’s income tax expense related to pre-tax income from continuing operations for the three months ended March 31, 2014 and 2013 represented net effective tax rates of 27.0% and 27.4%. The effective tax rates for the three months ended March 31, 2014 and 2013 were lower than the U.S. statutory rate of 35% due primarily to income generated in jurisdictions other than the United States.
In arriving at the effective tax rate for the three months ended March 31, 2014 and 2013, White Mountains forecasted all income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2014 and 2013.
White Mountains records a valuation allowance against deferred tax assets if it becomes more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in income tax expense in the period of change. In determining whether or not a valuation allowance, or change therein, is warranted, White Mountains considers factors such as prior earnings history, expected future earnings, carryback and carryforward periods and strategies that if executed would result in the realization of a deferred tax asset.  During the next twelve months, it is possible that certain planning strategies or projected earnings in certain subsidiaries may not be feasible to utilize the entire deferred tax asset, which could result in material changes to White Mountains’s deferred tax assets and tax expense.
With few exceptions, White Mountains is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2005.
On February 14, 2014, OneBeacon received Form 870-AD (Offer to Waive Restrictions on Assessment and Collection Tax Deficiency and to Accept Overassessment) from the IRS Appeals Office relating to the examination of tax years 2005 and 2006. All disputed items have now been agreed and resolved with the Joint Committee. OneBeacon recorded a tax benefit of $5.0 million in the first quarter of 2014 relating to the settlement of the IRS examination for tax years 2005 and 2006.
On July 28, 2011, the IRS commenced an examination of the income tax returns for 2007, 2008 and 2009 for certain U.S. subsidiaries of OneBeacon.  On July 17, 2013, OneBeacon received a revised Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2007, 2008 and 2009. The estimated total assessment, including interest, utilization of alternative minimum and foreign tax credit carryovers and capital loss carrybacks, is $69.3 million. However, $60.2 million of the proposed adjustments relate to items for which the expense deduction has been disallowed in a year being examined, but ultimate deductibility is highly certain to occur in a later period. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of these deductions in the exam period would not affect the effective tax rate, but would accelerate the payment of cash to the taxing authority. White Mountains disagrees with the adjustments proposed by the IRS and is defending its position. Although the timing of the resolution of these issues is uncertain, it is reasonably possible that the resolution could occur within the next twelve months. An estimate of the range of potential outcomes cannot be made at this time. White Mountains does not expect the resolution of this examination to result in a material change to its financial position.
On September 2, 2013, the IRS commenced an examination of the income tax returns for 2010, 2011 and 2012 for certain U.S. subsidiaries of OneBeacon. White Mountains does not expect the resolution of this examination to result in a material change to its financial position.

Note 8. Derivatives

Variable Annuity Reinsurance
White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. At March 31, 2014 and December 31, 2013, the total guarantee value was approximately ¥187.9 billion (approximately $1.8 billion at exchange rates on that date) and ¥203.6 billion (approximately $1.9 billion at exchange rates on that date), respectively. The collective account values of the underlying variable annuities were approximately 103% and 104% of the guarantee value at March 31, 2014 and December 31, 2013, respectively.  WM Life Re is in runoff, and all of its contracts will mature by June 30, 2016.
The following table summarizes the pre-tax operating results of WM Life Re for the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31,
Millions	2014	2013
Fees, included in other revenue	$5.4	$6.8
Change in fair value of variable annuity liability, included in other revenue	(1.3)	184.3
Change in fair value of derivatives, included in other revenue	(6.6)	(181.8)
Foreign exchange, included in other revenue	.2	(14.6)
Other investment income and gains (losses)	.4	(4.0)
Total revenue	(1.9)	(9.3)
Change in fair value of variable annuity death benefit liabilities, included in other general and administrative expenses	—	5.6
Death benefit claims paid, included in general and administrative expenses	—	(1.1)
General and administrative expenses	(1.3)	(1.7)
Pre-tax loss	$(3.2)	$(6.5)

The following summarizes realized and unrealized derivative gains (losses) recognized in other revenue for the three months ended March 31, 2014 and 2013 and the carrying values, included in other assets, at March 31, 2014 and December 31, 2013 by type of instrument:

	Gains (losses)		Carrying Value
	Three Months Ended		As of
	March 31,		March 31, 2014	December 31, 2013
Millions	2014	2013
Fixed income/interest rate	$(6.4)	$(30.9)	$(5.3)	$(9.7)
Foreign exchange	(6.5)	(53.6)	63.9	58.0
Equity	6.3	(97.3)	31.0	20.9
Total	$(6.6)	$(181.8)	$89.6	$69.2

The following tables summarize the changes in White Mountains’s variable annuity reinsurance liabilities and derivative instruments for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014
	Variable Annuity (Liabilities)		Derivative Instruments
Millions	Level 3		Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total
Beginning of period	$(52.8)		$63.4	$4.7	$1.1	$69.2
Purchases	—		—	—	—	—
Realized and unrealized (losses) gains	(1.3)	(4)	.7	(7.1)	(.2)	(6.6)
Transfers in	—		—	—	—	—
Sales/settlements	—		—	27.5	(.5)	27.0
End of period	$(54.1)		$64.1	$25.1	$.4	$89.6

	Three Months Ended March 31, 2013
	Variable Annuity (Liabilities)		Derivative Instruments
Millions	Level 3		Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total
Beginning of period	$(441.5)		$140.5	$(20.5)	$(21.7)	$98.3
Purchases	—		36.1	—	—	36.1
Realized and unrealized gains (losses)	189.9	(4)	(49.2)	(85.5)	(47.1)	(181.8)
Transfers in	—		—	—	—	—
Sales/settlements	—		—	63.1	60.1	123.2
End of period	$(251.6)		$127.4	$(42.9)	$(8.7)	$75.8
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
(4) Includes $0.0 and $5.6 for the three months ended March 31, 2014 and 2013 related to the change in the fair value of variable annuity death benefit liabilities, which are included in general and administrative expenses.

In addition to derivative instruments, WM Life Re held cash, short-term and fixed maturity investments posted as collateral to its variable annuity reinsurance hedging counterparties.  The total collateral comprises the following:

Millions	March 31, 2014	December 31, 2013	March 31, 2013
Cash	$22.2	$56.1	$188.5
Short-term investments	—	2.0	15.6
Fixed maturity investments	14.3	23.2	25.7
Total	$36.5	$81.3	$229.8

Collateral in the form of fixed maturity securities consists of Government of Japan Bonds, which are recorded at fair value. Collateral in the form of short-term investments consists of money-market instruments, carried at amortized cost, which approximates fair value.

All of White Mountains’s variable annuity reinsurance liabilities were classified as Level 3 measurements at March 31, 2014 and 2013. The fair value of White Mountains’s variable annuity reinsurance liabilities are estimated using actuarial and capital market assumptions related to the projected discounted cash flows over the term of the reinsurance agreement. Actuarial assumptions regarding future policyholder behavior, including surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimates. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as the variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value estimates. Generally, the liabilities associated with these guarantees increase with declines in the equity markets, interest rates and currencies against the Japanese yen, as well as with increases in market volatilities. White Mountains uses derivative instruments, including put options, interest rate swaps, total return swaps on bond and equity indices and forwards and futures contracts on major equity indices, currency pairs and government bonds, to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. The types of inputs used to estimate the fair value of these derivative instruments, with the exception of actuarial assumptions regarding policyholder behavior and risk margins, are generally the same as those used to estimate the fair value of variable annuity liabilities.
The following summarizes quantitative information about significant unobservable inputs associated with the fair value estimates for variable annuity reinsurance liabilities and derivative instruments that have been classified as Level 3 measurements:

($ in Millions)	March 31, 2014
Description	Fair Value	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Variable annuity benefit guarantee liabilities	$54.1	Discounted cash flows	Surrenders
			1 year	0.3%	-	30.0%	18.0%
			2 year	0.2%	-	32.0%	13.6%
			Mortality	0.0%	-	5.9%	1.0%
			Foreign exchange volatilities
			1 year	10.5%	-	13.5%	11.4%
			2 year	11.7%	-	14.6%	12.6%
			Index volatilities
			1 year	16.1%	-	19.7%	17.8%
			2 year	17.0%	-	19.4%	18.3%
Foreign exchange options	$31.5	Counterparty valuations, adjusted for unwind quote discount	Adjustment to counterparty valuations	(1.2)%	-	8.0%	2.4%

Equity index options	$32.5	Counterparty valuations, adjusted for unwind quote discount	Adjustment to counterparty valuations	0.5%	-	9.7%	3.5%

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

In the case of exchange traded instruments, WM Life Re has exposure to credit risk for amounts uncollateralized by margin balances. WM Life Re has entered into master netting agreements with certain of its counterparties whereby the collateral provided (held) is calculated on a net basis. The following summarizes amounts offset under master netting agreements:

	March 31, 2014			December 31, 2013
Millions	Gross asset amounts before offsets(1)	Gross liability amounts offset under master netting arrangements	Net amounts recognized in Other Assets	Gross asset amounts before offsets(1)	Gross liability amounts offset under master netting arrangements	Net amounts recognized in Other Assets
Interest rate contracts
OTC	$1.2	$(6.4)	$(5.2)	$2.4	$(11.7)	$(9.3)
Exchange traded	.5	(.6)	(.1)	1.0	(1.6)	(.6)
Foreign exchange contracts
OTC	64.4	—	64.4	67.8	(12.0)	55.8
Exchange traded	.1	(.6)	(.5)	2.3	—	2.3
Equity contracts
OTC	32.6	(2.5)	30.1	30.7	(9.2)	21.5
Exchange traded	.9	—	.9	1.8	(2.3)	(.5)
Total(2)	$99.7	$(10.1)	$89.6	$106.0	$(36.8)	$69.2
(1) Amount equal to fair value of instrument as recognized in other assets.
(2) All derivative instruments held by WM Life Re are subject to master netting arrangements.

The following summarizes the value, collateral held or provided by WM Life Re and net exposure to credit losses on OTC and exchange traded derivative instruments by counterparty recorded within other assets:

	March 31, 2014
Millions	Net amount of assets reflected in Balance Sheet	Collateral provided to counterparty - Cash	Collateral provided to counter-party - Financial Instruments	Net amount of exposure after effect of collateral provided	Excess collateral provided to counter-party- Cash	Excess collateral provided - Financial Instruments	Counter-party collateral held by WMLife Re - Cash	Net amount of exposure to counter-party	Standard & Poor's Rating(1)
Bank of America	$29.1	$—	$—	$29.1	$—	$—	$—	$29.1	A
Barclays	1.2	—	—	1.2	—	—	—	1.2	A
JP Morgan	22.6	—	—	22.6	4.7	—	—	27.3	A	+
Royal Bank of Scotland	11.4	—	—	11.4	—	—	—	11.4	A	-
Nomura	.7	—	—	.7	4.8	14.3	—	19.8	BBB	+
Citigroup - OTC	24.2	—	—	24.2	—	—	3.8	20.4	A
Citigroup - Exchange Traded	.4	—	—	.4	10.9	—	—	11.3	A
Total	$89.6	$—	$—	$89.6	$20.4	$14.3	$3.8	$120.5

	December 31, 2013
Millions	Net amount of assets reflected in Balance Sheet	Collateral provided to counter-party - Cash	Collateral provided to counter-party - Financial Instruments	Net amount of exposure after effect of collateral provided	Excess collateral provided to counter-party- Cash	Excess collateral provided - Financial Instruments	Counter-party collateral held by WMLife Re- Cash	Net amount of exposure to counter-party	Standard & Poor's Rating(1)
Bank of America	$27.2	$—	—	$27.2	$—	$—	$—	$27.2	A
Barclays	1.4	—	—	1.4	—	—	—	1.4	A	+
JP Morgan	9.1	—	—	9.1	22.0	—	—	31.1	A	+
Royal Bank of Scotland	11.3	—	—	11.3	—	—	—	11.3	A
Nomura	(.4)	—	.4	—	—	22.8	.8	22.0	BBB	+
Citigroup - OTC	19.4	—	—	19.4	2.3	—	—	21.7	A
Citigroup - Exchange Traded	1.2	—	—	1.2	19.8	—	—	21.0	A
Total	$69.2	$—	$0.4	$69.6	$44.1	$22.8	$0.8	$135.7
(1) Standard & Poor’s ratings as detailed above are: “A+” (Strong, which is the fifth highest of twenty-one creditworthiness ratings), “A” (Strong, which is the sixth highest of twenty-one creditworthiness ratings), “A-” (Strong, which is the seventh highest of twenty-one creditworthiness ratings) and
“BBB+” (Adequate, which is the eighth highest of twenty-one creditworthiness ratings).

Forward Contracts
Beginning in September 2012, White Mountains entered into currency forward contracts at Sirius Group. White Mountains monitors its exposure to foreign currency and adjusts its forward positions within the risk guidelines and ranges established by senior management for each currency, as necessary. While White Mountains actively manages its forward positions, mismatches between movements in foreign currency rates and its forward contracts may result in currency positions being outside the pre-defined ranges and/or foreign currency losses. At March 31, 2014, White Mountains held approximately $23.2 million (SEK 150.5 million) total gross notional value of foreign currency forward contracts.
All of White Mountains’s forward contracts are traded over-the-counter. The fair value of the contracts has been estimated using OTC quotes for similar instruments and accordingly, the measurements have been classified as Level 2 measurements at March 31, 2014.
The following tables summarize the changes in White Mountains’s forward contracts for the three months ended March 31, 2014:

	Three Months Ended
	March 31,
Millions	2014	2013
Beginning of period	$(.1)	$(.1)
Purchases	—	—
Net realized and unrealized (losses) gains	(.1)	.4
Sales/settlements	.1	(.5)
End of period	$(.1)	$(.2)

The following summarizes realized and unrealized derivative gains (losses) recognized in net realized and unrealized investment gains for the three months ended March 31, 2014 and the carrying values, included in other long-term investments, at March 31, 2014 and December 31, 2012 by type of currency:

	Gains (Losses)		Carrying Value
	Three Months Ended		As of
	March 31,		March 31, 2014	December 31, 2013
Millions	2014	2013
USD	$—	$(.3)	$—	$—
SEK	—	—	—	—
EUR	(.1)		(.1)	(.1)
GBP	—	.7	—	—
Total	$(.1)	$.4	$(.1)	$(.1)

All of White Mountains’s forward contracts are subject to master netting agreements. The following summarizes amounts offset under master netting agreements:

	March 31, 2014			December 31, 2013
Millions	Gross asset amounts before offsets(1)	Gross liability amounts offset under master netting arrangements	Net amounts recognized in Other assets	Gross asset amounts before offsets(1)	Gross liability amounts offset under master netting arrangements	Net amounts recognized in Other assets
USD	$—	$—	$—	$—	$—	$—
EUR	—	(.1)	(.1)	—	(.1)	(.1)
GBP	—	—	—	—	—	—
Total	$—	$(.1)	$(.1)	$—	$(.1)	$(.1)
(1) Amount equal to fair value of instrument as recognized in other assets.

White Mountains does not hold or provide any collateral for the forward contracts.  The following table summarizes the notional amounts and uncollateralized balances associated with forward currency contracts:

	March 31, 2014			December 31, 2013
Millions	Notional Amount	Carrying Value	Standard & Poor's Rating(1)	Notional Amount	Carrying Value
Barclays Bank Plc	$8.1	$(.1)	A	$5.8	$—
Deutsche Bank	7.1		A	7.7	—
Goldman Sachs	4.4	—	AA-	2.1	—
HSBC Bank Plc	3.6	—	AA-	3.3	(.1)
JP Morgan	—	—	A+	1.3	—
Royal Bank of Canada	—	—	AA-	.2	—
Total	$23.2	$(.1)		$20.4	$(.1)
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
The Interest Rate Cap does not qualify for hedge accounting. It is recorded in other assets at fair value. Changes in fair value are recognized within other revenue. Collateral held is recorded within short-term investments with an equal amount recognized as a liability to return collateral. The fair value of the Interest Rate Cap has been estimated using a single broker quote and accordingly, has been classified as a Level 3 measurement at March 31, 2014.
The following tables summarize the changes in the fair value of the Interest Rate Cap for the three months ended March 31, 2014:

Three Months Ended
March 31,
Millions	2014
Beginning of period	$11.1
Purchases	—
Net realized and unrealized losses	(2.9)
Sales/settlements	—
End of period	$8.2

White Mountains does not provide any collateral to the interest rate counterparties. Under the terms of the Interest Rate Cap, White Mountains holds collateral in respect of future amounts due. White Mountains’s liability to return that collateral is based on the amounts provided by the counterparty and investment earnings thereon. The following table summarizes the Interest Rate Cap collateral balances held by White Mountains and ratings by counterparty:

	March 31, 2014
Millions	Collateral Balances Held	Standard & Poor’s Rating(1)
Barclays Bank Plc	$5.7	A
Nordea Bank Finland Plc	2.5	AA-
Total	$8.2
(1) Standard & Poor’s ratings as detailed above are: “AA-” (Very Strong, which is the fourth highest of twenty-one creditworthiness ratings) and “A” (Strong, which is the sixth highest of twenty-one creditworthiness ratings).

Weather Derivatives
For the three months ended March 31, 2014, Sirius Group recognized $0.4 million of net gains on its weather and weather contingent derivatives portfolio. The fair values of the assumed contracts are subject to change in the near-term and reflect management’s best estimate based on various factors including, but not limited to, observed and forecasted weather conditions, changes in interest or foreign currency exchange rates and other market factors. Estimating the fair value of derivative instruments that do not have quoted market prices requires management’s judgment in determining amounts that could reasonably be expected to be received from or paid to a third party to settle the contracts. Such amounts could be materially different from the amounts that might be realized in an actual transaction to settle the contract with a third party. Because of the significance of the unobservable inputs used to estimate the fair value of Sirius Group’s weather risk contracts, the fair value measurements of the contracts are deemed to be Level 3 measurements in the fair value hierarchy.

Note 9. Municipal Bond Guarantee Insurance

In 2012, HG Global was capitalized with $594.5 million from White Mountains and $14.5 million from non-controlling interests to fund BAM, a newly formed mutual municipal bond insurer. As of March 31, 2014, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of BAM surplus notes. Through HG Re, which had statutory capital of $439.9 million at March 31, 2014, HG Global provides first loss reinsurance protection for policies underwritten by BAM of up to 15% of par outstanding, on a per policy basis. HG Re’s obligations to BAM are collateralized in trusts, and there is an aggregate loss limit that is equal to the total assets in the collateral trusts at any point in time.
For the three months ended March 31, 2014 and 2013, HG Global had pre-tax income of $4.6 million and $9.9 million, which included $3.9 million and $10.1 million of interest income on the BAM surplus notes. For the three months ended March 31, 2014 and 2013, White Mountains reported pre-tax losses of $8.6 million and $18.4 million on BAM that were recorded in net loss attributable to non-controlling interests, which included $3.9 million and $10.1 million of interest expense on the BAM surplus notes.
Effective January 1, 2014, HG Global and BAM agreed to change the interest rate on the BAM surplus notes for the five years ending December 31, 2018 from a fixed rate of 8% to a variable rate equal to the one-year U.S. treasury rate plus 300 basis points, set annually, which is 3.13% for 2014. Prior to the end of 2018, BAM has the option to extend the variable rate period for an additional three years.  At the end of the variable rate period, the interest rate will be fixed at the higher of the then current variable rate or 8%.  BAM is required to seek regulatory approval to pay interest and principal on its surplus notes only when adequate capital resources have accumulated beyond BAM’s initial capitalization and a level that continues to support its outstanding obligations, business plan and ratings.
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

The following table provides a schedule of BAM’s insured obligations:

	March 31, 2014	December 31, 2013
Contracts outstanding	907	701
Remaining weighted average contract period outstanding (in years)	13.6	13.8
Contractual debt service outstanding (in millions):
Par	$6,015.0	$4,703.7
Interest	4,140.9	3,264.4
Total debt service outstanding	$10,155.9	$7,968.1

Gross unearned insurance premiums (in millions)	$17.7	$13.2

Note 10. Earnings Per Share

Basic earnings per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities.  Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.  The following table outlines the Company’s computation of earnings per share from continuing operations for the three months ended March 31, 2014 and 2013 (see Note 15 for earnings per share amounts for discontinued operations):

	Three Months Ended
	March 31,
	2014	2013
Basic and diluted earnings per share numerators (in millions):
Net income from continuing operations attributable to White Mountains’s common shareholders	$96.1	$119.9
Allocation of income for unvested restricted common shares	(1.1)	(1.5)
Dividends declared on participating restricted common shares(1)	(.1)	(.1)
Total allocation to restricted common shares	(1.2)	(1.6)
Net income attributable to White Mountains’s common shareholders, net of restricted common share amounts	$94.9	$118.3
Undistributed net earnings (in millions):
Net income attributable to White Mountains’s common shareholders, net of restricted common share amounts	$94.9	$118.3
Dividends declared net of restricted common share amounts(1)	(6.1)	(6.1)
Total undistributed net earnings, net of restricted common share amounts	$88.8	$112.2
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	6,169.9	6,273.5
Average unvested restricted shares(2)	(70.4)	(79.0)
Basic earnings per share denominator	6,099.5	6,194.5
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	6,169.9	6,273.5
Average unvested restricted common shares(2)	(70.4)	(79.0)
Average outstanding dilutive options to acquire common shares(3)	—	—
Diluted earnings per share denominator	6,099.5	6,194.5
Basic earnings per share (in dollars):
Net income attributable to White Mountains’s common shareholders	$15.56	$19.10
Dividends declared and paid	(1.00)	(1.00)
Undistributed earnings	$14.56	$18.10
Diluted earnings per share (in dollars):
Net income attributable to White Mountains’s common shareholders	$15.56	$19.10
Dividends declared and paid	(1.00)	(1.00)
Undistributed earnings	$14.56	$18.10
(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(2) Restricted shares outstanding vest either in equal annual installments or upon a stated date (see Note 13).
(3) The diluted earnings per share denominator for the three months ended March 31, 2014 and 2013 does not include the impact of 125,000 common shares issuable upon exercise of the non-qualified options outstanding as they are anti-dilutive to the calculation.

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
Significant intercompany transactions among White Mountains’s segments have been eliminated herein. Financial information for White Mountains’s segments follows:

			HG Global/BAM
Millions	OneBeacon	Sirius Group	HG	BAM	Other Operations	Total
Three Months Ended March 31, 2014
Earned insurance and reinsurance premiums	$276.5	$215.5	$.2	$.1	$1.3	$493.6
Net investment income	10.0	8.7	.3	1.4	3.9	24.3
Net investment income (loss) - surplus note interest	—	—	3.9	(3.9)	—	—
Net realized and unrealized investment gains	18.9	28.1	.7	3.0	13.1	63.8
Other revenue	1.0	(5.3)	—	.2	.7	(3.4)
Total revenues	306.4	247.0	5.1	.8	19.0	578.3
Losses and LAE	149.4	78.8	—	—	1.1	229.3
Insurance and reinsurance acquisition expenses	46.7	47.4	.1	.4	.5	95.1
Other underwriting expenses	49.4	31.8	—	.1	.1	81.4
General and administrative expenses	3.3	8.4	.4	8.9	29.3	50.3
Interest expense	3.2	6.6	—	—	.3	10.1
Total expenses	252.0	173.0	.5	9.4	31.3	466.2
Pre-tax income (loss)	$54.4	$74.0	$4.6	$(8.6)	$(12.3)	$112.1

			HG Global/BAM
Millions	OneBeacon	Sirius Group	HG	BAM	Other Operations	Total
Three Months Ended March 31, 2013
Earned insurance and reinsurance premiums	$286.5	$208.9	$—	$—	$—	$495.4
Net investment income	9.4	13.1	.3	1.1	4.6	28.5
Net investment income (loss) - surplus note interest	—	—	10.1	(10.1)	—	—
Net realized and unrealized investment gains (losses)	28.4	13.1	(.2)	(1.1)	35.0	75.2
Other revenue	24.0	10.5	—	.1	(6.3)	28.3
Total revenues	348.3	245.6	10.2	(10.0)	33.3	627.4
Losses and LAE	148.9	95.4	—	—	—	244.3
Insurance and reinsurance acquisition expenses	54.8	43.3	—	.1	—	98.2
Other underwriting expenses	49.3	29.7	—	.1	—	79.1
General and administrative expenses	4.0	9.5	.3	8.2	21.8	43.8
Interest expense	3.2	6.6	—	—	.4	10.2
Total expenses	260.2	184.5	.3	8.4	22.2	475.6
Pre-tax income (loss)	$88.1	$61.1	$9.9	$(18.4)	$11.1	$151.8

Note 12. Investments in Unconsolidated Affiliates

White Mountains’s investments in unconsolidated affiliates represent investments in other companies in which White Mountains has a significant voting and economic interest but does not control the entity.

Millions	March 31, 2014	December 31, 2013
Symetra common shares	$373.2	$360.9
Unrealized losses from Symetra’s fixed maturity portfolio	(4.2)	(43.6)
Carrying value of Symetra common shares	369.0	317.3
Hamer	4.3	4.1
Total investments in unconsolidated affiliates	$373.3	$321.4

Symetra
At March 31, 2014 and December 31, 2013, White Mountains owned 20.05 million common shares of Symetra Financial Corporation (“Symetra”), about a 17% common share ownership. White Mountains accounts for its investment in common shares of Symetra using the equity method.
On June 20, 2013, both White Mountains and Berkshire Hathaway Inc., which each owned warrants to purchase 9.49 million common shares of Symetra, exercised their warrants in a cashless transaction and each received 2.65 million common shares of Symetra in exchange for the warrants. During 2013, Symetra also repurchased 6.6 million of its common shares at an average price of $13.44. The net effect of Symetra’s share repurchases and the warrant exercises resulted in a basis difference between the GAAP carrying value of White Mountains’s investment in Symetra common shares and the amount derived by multiplying the percentage of White Mountains common share ownership by Symetra’s total GAAP equity. This basis difference totaled $19.3 million, of which $0.4 million was attributable to equity in earnings of unconsolidated affiliates and $18.9 million is attributable to equity in net unrealized gains of unconsolidated affiliates.
At December 31, 2011, due to the prolonged low interest rate environment in which life insurance companies currently operate, White Mountains concluded that its investment in Symetra common shares was other-than-temporarily impaired and wrote down the GAAP book value of the investment to its estimated fair value of $261.0 million, or $15 per share at December 31, 2011.  This impairment also resulted in a basis difference between the GAAP carrying value of White Mountains’s investment in Symetra common shares and the amount derived by multiplying the percentage of White Mountains common share ownership by Symetra’s total GAAP equity. White Mountains recorded $45.9 million of after-tax equity in losses of unconsolidated affiliates and $136.6 million of after-tax equity in net unrealized losses of unconsolidated affiliates.
As a result of the various basis adjustments, White Mountains’s carrying value of its investment in Symetra differs from the carrying value by applying its ownership share against Symetra’s GAAP equity as normally done under the equity method. The pre-tax basis difference is being amortized over a 30-year period with a weighted average of 29-years remaining. The amortization is based on estimated future cash flows associated with Symetra’s underlying assets and liabilities to which the basis differences have been attributed. White Mountains continues to record its equity in Symetra's earnings and net unrealized gains (losses). In addition, White Mountains recognizes the amortization of the basis difference through equity in earnings of unconsolidated affiliates and equity in net unrealized gains (losses) from investments in unconsolidated affiliates consistent with the original attribution of the basis differences between equity in earnings and equity in net unrealized gains (losses). For the three months ended March 31, 2014, White Mountains recognized after-tax amortization of $0.7 million through equity in earnings of unconsolidated affiliates and $2.9 million through equity in net unrealized gains from investments in unconsolidated affiliates. At March 31, 2014, the pre-tax unamortized basis difference was $183.3 million, of which $39.0 million is attributable to equity in earnings of unconsolidated affiliates and $144.3 million is attributable to equity in net unrealized gains of unconsolidated affiliates.

Prior to the exercise of the warrants, White Mountains accounted for its Symetra warrants as derivatives with changes in fair value recognized through the income statement as a gain or loss recognized through other revenue in the income statement.  White Mountains used a Black Scholes valuation model to determine the fair value of the Symetra warrants. The major assumptions used in valuing the Symetra warrants at March 31, 2013 were a risk free rate of a 0.17%, volatility of 29.1%, an expected life of 1.33 years, a strike price of $11.49 per share and a share price of $13.41 per share.
The following table summarizes amounts recorded by White Mountains relating to its investment in Symetra for the three months ended March 31, 2014 and 2013:

	Three Months Ended			Three Months Ended
	March 31, 2014			March 31, 2013
Millions	Common Shares	Warrants	Total	Common Shares	Warrants	Total
Carrying value of investment in Symetra at beginning of period	$317.3	$—	$317.3	$351.2	$30.3	$381.5
Equity in earnings (1)(2)	14.4	—	14.4	9.8	—	9.8
Equity in net unrealized gains (losses) from Symetra’s fixed maturity portfolio(3)	39.3	—	39.3	(8.7)	—	(8.7)
Dividends received	(2.0)	—	(2.0)	(1.4)	—	(1.4)
Decrease in value of warrants	—	—	—	—	(3.7)	(3.7)
Carrying value of investment in Symetra at end of period(4)(5)	$369.0	$—	$369.0	$350.9	$26.6	$377.5
(1) Equity in earnings excludes tax expense of $1.0 and $0.8.
(2) Equity in earnings includes $0.7 and $0.7 increase relating to the pre-tax amortization of the Symetra common share basis difference.
(3) Net unrealized gains includes $3.1 and $2.7 increase relating to the pre-tax amortization of the Symetra common share basis difference.
(4) Includes White Mountains’s equity in net unrealized gains (losses) from Symetra’s fixed maturity portfolio of $39.3 and $(8.7) as of March 31, 2014 and 2013, which excludes tax (expense) benefit of $(2.8) and $0.7.
(5) The aggregate value of White Mountains’s investment in common shares of Symetra was $397.4 based upon the quoted market price of $19.82 per share at March 31, 2014.

During the three months ended March 31, 2014 and 2013, White Mountains received cash dividends from Symetra of $2.0 million and $1.4 million on its common share investment that were recorded as a reduction of White Mountains’s investment in Symetra. During the three months ended March 31, 2013, White Mountains also received dividends of $0.8 million from Symetra on its investment in Symetra warrants that was recorded in net investment income.

Hamer
White Mountains received an equity interest in Hamer, a small manufacturing company distributed to White Mountains in connection with the dissolution of the Tuckerman Capital, LP fund. Effective October 1, 2012, this investment has been accounted for under the equity method. For the three months ended March 31, 2014 and 2013, White Mountains recorded equity in earnings of $0.4 million and $0.3 million. For March 31, 2014, White Mountains also received $0.2 million of cash dividends.

Note 13. Employee Share-Based Incentive Compensation Plans

White Mountains’s Long-Term Incentive Plan (the “WTM Incentive Plan”) provides for grants of various types of share-based and non share-based incentive awards to key employees and service providers of White Mountains. White Mountains’s share-based compensation incentive awards consist of performance shares, restricted shares and stock options.

Share-Based Compensation Based on White Mountains Common Shares

WTM Performance Shares
Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Awards generally vest at the end of a three-year period, are subject to the attainment of pre-specified performance goals, and are valued based on the market value of common shares at the time awards are paid.  The following table summarizes performance share activity for the three months ended March 31, 2014 and 2013 for performance shares granted under the WTM Incentive Plan:

	Three Months Ended March 31,
	2014		2013
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	119,220	$60.2	119,357	$29.4
Shares paid or expired(1)	(37,130)	(26.7)	(47,310)	(11.0)
New grants	45,660	—	46,920	—
Assumed forfeitures and cancellations(2)	(213)	.4	9.1
Expense recognized	—	8.4	—	10.1
Ending March 31,	127,537	$42.3	118,976	$28.6
(1) WTM performance share payments in 2014 for the 2011-2013 performance cycle ranged from 88% to 131.5% of target.  WTM performance share payments in 2013 for the 2010-2012 performance cycle ranged from 33% to 98% of target.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.

For the 2011-2013 performance cycle, the Company issued common shares for 3,570 performance shares earned and all other performance shares earned were settled in cash. For the 2010-2012 performance cycle, the Company settled all performance shares earned in cash.
If the outstanding WTM performance shares had vested on March 31, 2014, the total additional compensation cost to be recognized would have been $54.1 million, based on accrual factors at March 31, 2014 (common share price and payout assumptions).

Performance Shares granted under the WTM Incentive Plan
The following table summarizes performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan at March 31, 2014 for each performance cycle:

Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2014 – 2016	45,660	$2.5
2013 – 2015	47,170	15.9
2012 – 2014	37,977	25.0
Sub-total	130,807	43.4
Assumed forfeitures	(3,270)	(1.1)
Total at March 31, 2014	127,537	$42.3

Restricted Shares
The following table summarizes the unrecognized compensation cost associated with the outstanding restricted share awards for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	94,130	$17.0	69,910	$16.8
Issued	20,400	11.8	25,470	14.3
Vested	(33,205)	—	—	—
Forfeited	—	—	—	—
Expense recognized	—	(4.0)	—	(2.9)
Non-vested at March 31,	81,325	$24.8	95,380	$28.2

During the first quarter of 2014, White Mountains issued 20,400 restricted shares that vest on January 1, 2017. During the first quarter of 2013, White Mountains issued 25,470 restricted shares that vest on January 1, 2016. The unrecognized compensation cost at March 31, 2014 is expected to be recognized ratably over the remaining vesting periods.

Share-Based Compensation Based on OneBeacon Ltd. Common Shares

The OneBeacon Long-Term Incentive Plan (the “OneBeacon Incentive Plan”) provides for grants to key employees of OneBeacon various types of share-based and non share-based incentive awards.  OneBeacon’s share-based incentive awards include OneBeacon performance shares and restricted shares.

OneBeacon Performance Shares
OneBeacon performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash.  OneBeacon performance share awards generally vest at the end of a three-year period, are subject to the attainment of pre-specified performance goals, and are valued based on the market value of OneBeacon Ltd. common shares at the time awards are paid.  The following table summarizes performance share activity for the three months ended March 31, 2014 and 2013 for OneBeacon performance shares granted under the OneBeacon Incentive Plan:

	Three Months Ended March 31,
	2014		2013
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	493,421	$4.0	563,190	$1.2
Shares paid or expired(1)	(142,138)	(1.0)	(238,658)	—
New grants	165,800	—	179,000	—
Assumed forfeitures and cancellations(2)	(4,145)	—	(13,665)	—
Expense recognized	—	.6	—	.4
Ending March 31,	512,938	$3.6	489,867	$1.6
(1) OneBeacon performance share payments in 2014 for the 2011-2013 performance cycle were at 37.1% of target. No payments were made in 2013 for the 2010-2012 OneBeacon performance cycle as the performance factor was zero. Amounts include deposits into OneBeacon’s deferred compensation plan.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.

If the outstanding OneBeacon performance shares had been vested on March 31, 2014, the total additional compensation cost to be recognized would have been $4.7 million, based on accrual factors at March 31, 2014 (common share price and payout assumptions).

The following table summarizes OneBeacon performance shares outstanding awarded under the OneBeacon Incentive Plan at March 31, 2014 for each performance cycle:

Millions, except share amounts	Target OneBeacon Performance Shares Outstanding	Accrued Expense
Performance cycle:
2014 – 2016	165,800	$.2
2013 – 2015	179,000	1.2
2012 – 2014	181,290	2.3
Sub-total	526,090	3.7
Assumed forfeitures	(13,152)	(.1)
Total at March 31, 2014	512,938	$3.6

OneBeacon Restricted Shares
 The following table summarizes the unrecognized compensation cost associated with the outstanding OneBeacon restricted stock awards for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	915,000	$6.5	927,000	$9.6
Issued	—	—	—	—
Vested	(300,000)	—	(9,000)	—
Forfeited	(2,500)	—	—	—
Expense recognized	—	(.8)	—	(.8)
Non-vested at March 31,	612,500	$5.7	918,000	$8.8

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
The unrecognized compensation cost at March 31, 2014 is expected to be recognized ratably over the remaining vesting periods.

Note 14. Fair Value of Financial Instruments

White Mountains accounts for its financial instruments at fair value with the exception of the OBH Senior Notes and the SIG Senior Notes, which are recorded as debt liabilities at face value less unamortized original issue discount, and the SIG Preference Shares, which are recorded as non-controlling interest at face value.
The following table summarizes the fair value and book value of financial instruments as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
2012 OBH Senior Notes	$275.1	$274.7	$269.8	$274.7
SIG Senior Notes	438.0	399.6	438.1	399.6
SIG Preference Shares	262.5	250.0	260.0	250.0

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

Note 15. Discontinued Operations

Runoff Transaction
As described in Note 1 and Note 2, in October 2012, OneBeacon entered into an agreement to sell the Runoff Business to Armour. During three months ended March 31, 2014 and 2013, the results of operations for the Runoff Business have been classified as discontinued operations and are presented, net of related income taxes, in the statement of comprehensive income. The assets and liabilities associated with the Runoff Business as of March 31, 2014 and December 31, 2013 have been presented in the balance sheet as held for sale. The amounts classified as discontinued operations exclude investing and financing activities that are conducted on an overall consolidated level and, accordingly, there were no separately identifiable investments associated with the Runoff Business.
The Pennsylvania Insurance Department is currently conducting a required examination of the Runoff Business as part of its regulatory review of the Runoff Transaction. OneBeacon expects the Runoff Transaction to close in the second half of 2014.

Results of Discontinued Operations
For the three months ended March 31, 2014, White Mountains recorded a loss from discontinued operations of $.5 million substantially all a result of non-claims expenses related to the Runoff Business, including dedicated staff. For the three months ended March 31, 2013, White Mountains recorded income from discontinued operations of $.5 million primarily related to earned premiums from involuntary pools in the Runoff Business.

Reinsurance
Included in the assets held for sale are reinsurance recoverables from two reinsurance contracts with subsidiaries of Berkshire Hathaway Inc. that OneBeacon was required to purchase in connection with White Mountains’s acquisition of OneBeacon in 2001 (the “OneBeacon Acquisition”): a reinsurance contract with National Indemnity Company (“NICO”) for up to $2.5 billion in old asbestos and environmental (“A&E”) claims and certain other exposures (the “NICO Cover”) and an adverse loss reserve development cover from General Reinsurance Corporation (“GRC”) for up to $570.0 million, comprised of $400.0 million of adverse loss reserve development occurring in years 2000 and prior in addition to $170.0 million of reserves ceded as of the date of the OneBeacon Acquisition (the “GRC Cover”). The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for under GAAP as a seller guarantee. As of March 31, 2014 and December 31, 2013, the total reinsurance recoverables on paid and unpaid losses of $1,188.8 million and $1,243.7 million related to both the NICO cover and the GRC cover have been included in assets held for sale. Both NICO and GRC have an A.M Best rating of A++, Superior, which is the highest of sixteen ratings.
The total reinsurance recoverables on paid and unpaid losses in assets held for sale were $9.5 million and $1,673.6 million as of March 31, 2014. The reinsurance recoverable on unpaid amount is gross of $133.6 million in purchase accounting adjustments that will become recoverable if claims are paid in accordance with current reserve estimates.

Net Assets Held for Sale
The following summarizes the assets and liabilities associated with the business classified as held for sale:

Millions	March 31, 2014	December 31, 2013
Assets held for sale
Fixed maturity investments, at fair value	$222.2	$236.3
Reinsurance recoverable on unpaid losses	1,540.0	1,604.7
Reinsurance recoverable on paid losses	9.5	10.7
Insurance premiums receivable	12.8	9.1
Deferred tax asset	3.2	3.3
Other assets	15.4	16.0
Total assets held for sale	$1,803.1	$1,880.1
Liabilities held for sale
Loss and loss adjustment expense reserves	$1,717.3	$1,793.1
Unearned insurance premiums	.2	.2
Ceded reinsurance payable	12.1	12.3
Other liabilities	73.5	74.5
Total liabilities held for sale	1,803.1	1,880.1
Net assets held for sale	$—	$—
Net (Loss) Income from Discontinued Operations
The following summarizes the results of operations, including related income taxes associated with the business classified as discontinued operations:

	Three Months Ended
	March 31,
Millions	2014	2013
Revenues
Earned insurance premiums	$(.1)	$.9
Other revenue	—	—
Total revenues	(.1)	.9
Expenses
Loss and loss adjustment expenses	—	—
Insurance and reinsurance acquisition expenses	—	.1
Other underwriting expenses	.7	.1
Total expenses	.7	.2
Pre-tax (loss) income	(.8)	.7
Income tax benefit (expense)	.3	(.2)
Net (loss) income from discontinued operations	$(.5)	$.5

(Loss) Earnings Per Share
Basic (loss) earnings per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities.  Diluted (loss) earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding. The following table outlines the computation of (loss) earnings per share for discontinued operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
Basic and diluted (loss) earnings per share numerators (in millions):
Net (loss) income attributable to White Mountains’s common shareholders	$(.5)	$.5
Allocation of income for participating unvested restricted common shares (1)	—	—
Net (loss) income attributable to White Mountains’s common shareholders, net of restricted common share amounts (2)	$(.5)	$.5
Basic (loss) earnings per share denominators (in thousands):
Total average common shares outstanding during the period	6,169.9	6,273.5
Average unvested restricted common shares (3)	(70.4)	(79.0)
Basic (loss) earnings per share denominator	6,099.5	6,194.5
Diluted (loss) earnings per share denominator (in thousands):
Total average common shares outstanding during the period	6,169.9	6,273.5
Average unvested restricted common shares (3)	(70.4)	(79.0)
Average outstanding dilutive options to acquire common shares (4)	—	—
Diluted (loss) earnings per share denominator	6,099.5	6,194.5
Basic and diluted (loss) earnings per share (in dollars):	$(.08)	$.07
(1) Restricted shares issued by White Mountains contain dividend participation features, and therefore, are considered participating securities.
(2) Net (loss) earnings attributable to White Mountains’s common shareholders, net of restricted share amounts, is equal to undistributed (loss) earnings for the three months ended March 31, 2014 and 2013.
(3) Restricted common shares outstanding vest either in equal annual installments or upon a stated date (see Note 13).
(4) The diluted (loss) earnings per share denominator for the three months ended March 31, 2014 and 2013 do not include the impact of 125,000 common shares issuable upon exercise of the non-qualified options outstanding as they are anti-dilutive to the calculation.

Note 16. Contingencies

Legal Contingencies
White Mountains, and the insurance and reinsurance industry in general, are routinely subject to claims related litigation and arbitration in the normal course of business, as well as litigation and arbitration that do not arise from, or are directly related to, claims activity. White Mountains’s estimates of the costs of settling matters routinely encountered in claims activity are reflected in the reserves for unpaid loss and LAE. See Note 3.
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
Although the ultimate outcome of claims and non-claims related litigation and arbitration, and the amount or range of potential loss at any particular time, is often inherently uncertain, management does not believe that the ultimate outcome of such claims and non-claims related litigation and arbitration will have a material adverse effect on White Mountains’s financial condition, results of operations or cash flows.

The following summarizes significant legal contingencies, ongoing non-claims related litigation or arbitration as of March 31, 2014:

Esurance
On October 7, 2011, the Company completed the sale of its Esurance and Answer Financial subsidiaries (the “Transferred Subsidiaries”) to The Allstate Corporation (“Allstate”) pursuant to a Stock Purchase Agreement dated as of May 17, 2011 (filed as an exhibit to the Company’s current report on Form 8-K on May 18, 2011, the “Agreement”).  The Company has certain contingencies under the Agreement as follows:  (i) subject to specified thresholds and limits, the Company generally indemnifies Allstate for breaches of its representations and warranties in the Agreement for a period of eighteen months (although longer for specified representations and warranties) from the closing, (ii) the Company indemnifies Allstate for breaches of certain covenants in the Agreement, including certain agreements by the Company not to solicit certain employees of the Transferred Subsidiaries for three years after the closing, and (iii) subject to specified thresholds and limits, the Company indemnifies Allstate for specified matters related to the pre-closing period, including (a) specified litigation matters, (b) losses of the Transferred Subsidiaries arising from extra-contractual claims and claims in excess of policy limits (“ECO/EPL losses”), (c) certain corporate reorganizations effected to remove entities from the Transferred Subsidiaries that were not being sold in the transaction, and (d) certain tax matters, including certain net operating losses being less than stated levels.  In addition, the Company retains 90% of positive or negative development in the loss reserves of the Transferred Subsidiaries as of the closing date (net of ECO/EPL losses).

Tribune Company
In June 2011, Deutsche Bank Trust Company Americas, Law Debenture Company of New York and Wilmington Trust Company (collectively referred to as “Plaintiffs”), in their capacity as trustees for certain senior notes issued by the Tribune Company (“Tribune”), filed lawsuits in various jurisdictions (the “Noteholder Actions”) against numerous defendants including OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune seeking recovery of the proceeds from the sale of common stock of Tribune in connection with Tribune's leveraged buyout in 2007 (the “LBO”). Tribune filed for bankruptcy in 2008 in the Delaware bankruptcy court (the “Bankruptcy Court”). The Bankruptcy Court granted Plaintiffs permission to commence these LBO-related actions, and in 2011, the Judicial Panel on Multidistrict Litigation granted a motion to consolidate the actions for pretrial matters and transferred all such proceedings to the United States District Court for the Southern District of New York. Plaintiffs seek recovery of the proceeds received by the former Tribune shareholders on a theory of constructive fraudulent transfer asserting that Tribune purchased or repurchased its common shares without receiving fair consideration at a time when it was, or as a result of the purchases of shares, was rendered, insolvent. OneBeacon has entered into a joint defense agreement with other affiliates of White Mountains that are defendants in the action. Certain subsidiaries of White Mountains received approximately $39.0 million for Tribune common stock tendered in connection with the LBO.
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

The following discussion contains “forward-looking statements”. White Mountains intends statements that are not historical in nature, which are hereby identified as forward-looking statements, to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. White Mountains cannot promise that its expectations in such forward-looking statements will turn out to be correct. White Mountains’s actual results could be materially different from and worse than its expectations. See “FORWARD-LOOKING STATEMENTS” for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.
The following discussion also includes three non-GAAP financial measures - adjusted comprehensive income (loss), adjusted book value per share and total adjusted capital - that have been reconciled to their most comparable GAAP financial measures (see page 68). White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’s financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Overview
White Mountains ended the first quarter of 2014 with an adjusted book value per share of $656, an increase of 2.2% for the quarter, including dividends. White Mountains reported adjusted comprehensive income of $88 million for the first quarter of 2014 compared to adjusted comprehensive income of $117 million for the first quarter of 2013.
OneBeacon's book value per share increased 4.2% for the first quarter of 2014, including dividends. OneBeacon's GAAP combined ratio was 89% for the first quarter of 2014 compared to 88% for the first quarter of 2013. There was one point of favorable loss reserve development in each period. The first quarter of 2014 also included a $5 million tax benefit relating to the settlement of the IRS examination for tax years 2005 and 2006.
Sirius Group's GAAP combined ratio was 73% for the first quarter of 2014 compared to 81% for the first quarter of 2013. The decrease was driven by better loss reserve development. Favorable loss reserve development was 5 points in the first quarter of 2014, primarily due to reductions in casualty and accident and health loss reserves, compared to unfavorable development of 2 points in the first quarter of 2013, which was driven by a late reported agricultural claim related to the 2012 U.S. drought. Catastrophe losses did not meaningfully impact the combined ratio in either period.
White Mountains's total net written premiums increased 8% to $651 million in the first quarter of 2014, primarily driven by growth at OneBeacon. OneBeacon's net written premiums increased 17% to $311 million in the first quarter of 2014, while Sirius Group's net written premiums were relatively flat at $333 million in the first quarter of 2014.
White Mountains's GAAP total return on invested assets was 1.1%, compared to 1.4% for the first quarter of 2013. Currency translation did not impact the first quarter of 2014, while the first quarter of 2013 results included 0.4% of currency losses. White Mountains's short-duration fixed income portfolio returned 0.8%, lagging the Barclays Intermediate Aggregate index return as interest rates fell in the quarter. White Mountains's value-oriented equity portfolio returned 2.4% for the first quarter of 2014, compared to the S&P 500 Index return of 1.8%. Strong relative results in the Prospector separate accounts (up 3.4%) and solid relative results in the alternative asset portfolio (up 1.7%) were partially offset by weak relative results in the Lateef separate accounts (up 0.1%).
White Mountains completed the acquisitions of three insurance marketing/technology service businesses during the first quarter of 2014: (i) QuoteLab, a marketing and technology company focused on the insurance industry, (ii) Wobi, an Israeli online personal lines price comparison business, and (iii) SSRM, the attorney-in-fact for SSIE, a Florida-domiciled reciprocal insurance exchange providing private passenger auto insurance to members of the public safety community and their families (see “Other Operations” on page 51).

Adjusted Book Value Per Share
The following table presents White Mountains’s adjusted book value per share and reconciles this non-GAAP measure to the most comparable GAAP measure. (See NON-GAAP FINANCIAL MEASURES on page 68).

	March 31, 2014	December 31, 2013	March 31, 2013
Book value per share numerators (in millions):
White Mountains’s common shareholders’ equity	$4,014.5	$3,905.5	$3,758.9
Equity in net unrealized losses (gains) from Symetra’s fixed maturity portfolio, net of applicable taxes	3.9	40.4	(49.7)
Adjusted book value per share numerator (1)	$4,018.4	$3,945.9	$3,709.2
Book value per share denominators (in thousands of shares):
Common shares outstanding	6,174.4	6,176.7	6,176.2
Unearned restricted shares	(45.7)	(33.0)	(57.4)
Adjusted book value per share denominator (1)	6,128.7	6,143.7	6,118.8
Book value per share (2)	$650.18	$632.30	$608.62
Adjusted book value per share (2)	$655.67	$642.27	$606.20
(1) Excludes out of-the-money stock options.
(2) During the first quarter of both 2014 and 2013, White Mountains declared and paid a dividend of $1.00 per common share

Review of Consolidated Results

White Mountains’s consolidated financial results for the three months ended March 31, 2014 and 2013 follow:

	Three Months Ended
	March 31,
Millions	2014	2013
Gross written premiums	$801.1	$734.6
Net written premiums	$650.6	$601.2
Revenues
Earned insurance and reinsurance premiums	$493.6	$495.4
Net investment income	24.3	28.5
Net realized and unrealized investment gains	63.8	75.2
Other revenue — foreign currency translation (losses) gains	(3.9)	3.3
Other revenue — Symetra warrants	—	(3.7)
Other revenue — other	.5	28.7
Total revenues	578.3	627.4
Expenses
Losses and LAE	229.3	244.3
Insurance and reinsurance acquisition expenses	95.1	98.2
Other underwriting expenses	81.4	79.1
General and administrative expenses	50.1	42.6
Accretion of fair value adjustment to loss and LAE reserves	.2	1.2
Interest expense	10.1	10.2
Total expenses	466.2	475.6
Pre-tax income from continuing operations	112.1	151.8
Income tax expense	(30.3)	(41.6)
Net income from continuing operations	81.8	110.2
Net (loss) income from discontinued operations, net of tax	(.5)	.5
Equity in earnings of unconsolidated affiliates, net of tax	13.8	9.2
Net income	95.1	119.9
Net loss attributable to non-controlling interests	.5	.5
Net income attributable to White Mountains’s common shareholders	95.6	120.4
Other comprehensive income (loss), net of tax	28.7	(11.7)
Comprehensive income	124.3	108.7
Comprehensive income attributable to non-controlling interests	—	—
Comprehensive income attributable to White Mountains’s common shareholders	124.3	108.7
Change in net unrealized (gains) losses from Symetra’s fixed maturity portfolio, net of tax	(36.5)	8.0
Adjusted comprehensive income	$87.8	$116.7

Consolidated Results - Three Months Ended March 31, 2014 versus Three Months Ended March 31, 2013

White Mountains's total revenues decreased 8% to $578 million in the first quarter of 2014.  Earned insurance and reinsurance premiums were relatively flat.  Net investment income was down 15% to $24 million, primarily due to lower investment yields. White Mountains reported net realized and unrealized investment gains of $64 million in the first quarter of 2014, which included $10 million of net realized and unrealized foreign currency gains on investments, compared to $75 million of gains in the first quarter of 2013, which included $10 million of net realized and unrealized foreign currency losses. Net realized and unrealized foreign currency gains (losses) on investments are related to GAAP foreign currency translation and are partially offset in comprehensive net income and adjusted book value per share by (losses) gains recognized in other comprehensive income (see “Foreign Currency Translation” on page 55).  Other revenue decreased to a loss of $3 million in the first quarter of 2014 from a gain of $28 million in the first quarter of 2013. The first quarter of 2014 included $4 million in foreign currency translation losses compared to $3 million of foreign currency gains in the first quarter of 2013. Other revenue in the first quarter of 2013 included a $23 million gain on OneBeacon's sale of Essentia and a $7 million gain on WM Solutions's acquisition of Ashmere. In addition, the first quarter of 2013 included $4 million of mark-to-market losses on the Symetra warrants, which were exercised in the second quarter of 2013.
White Mountains's total expenses decreased 2% to $466 million in the first quarter of 2014.  Losses and LAE decreased 6% in the first quarter of 2014, primarily from favorable loss reserve development at Sirius Group. Insurance and reinsurance acquisition expenses decreased 3%, primarily due to changes in business mix at OneBeacon driven by the exit from the collector car and boat business. General and administrative expenses increased 18%, as the first quarter of 2013 included a $6 million reduction in general and administrative expenses related to an adjustment to the fair value of variable annuity death benefit expenses at WM Life Re, which was mostly offset in other revenues by a component of the change in the fair value of WM Life Re's derivative assets and liabilities (See Note 8 — “Derivatives” for a summary of WM Life Re's results).
White Mountains's income tax expense for the first quarter of 2014 and 2013 represented effective tax rates of 27.0% and 27.4%. The effective tax rate for the first quarter of 2014 and 2013 was lower than the U.S. statutory rate of 35% due primarily to income generated in jurisdictions other than the United States.

I. Summary of Operations By Segment

White Mountains conducts its operations through four segments: (1) OneBeacon, (2) Sirius Group, (3) HG Global/BAM and (4) Other Operations. While investment results are included in these segments, because White Mountains manages the majority of its investments through its wholly-owned subsidiary, WM Advisors, a discussion of White Mountains’s consolidated investment operations is included after the discussion of operations by segment. White Mountains’s segment information is presented in Note 11 — “Segment Information” to the Consolidated Financial Statements.

OneBeacon

Financial results and GAAP combined ratios for OneBeacon for the three months ended March 31, 2014 and 2013 follow:

	Three Months Ended
	March 31,
Millions	2014	2013
Gross written premiums	$331.9	$280.9
Net written premiums	$311.1	$265.1

Earned insurance and reinsurance premiums	$276.5	$286.5
Net investment income	10.0	9.4
Net realized and unrealized investment gains	18.9	28.4
Other revenue	1.0	24.0
Total revenues	306.4	348.3
Losses and LAE	149.4	148.9
Insurance and reinsurance acquisition expenses	46.7	54.8
Other underwriting expenses	49.4	49.3
General and administrative expenses	3.3	4.0
Interest expense	3.2	3.2
Total expenses	252.0	260.2
Pre-tax income	$54.4	$88.1

GAAP ratios:
Losses and LAE	54%	52%
Expense	35%	36%
Combined	89%	88%

The following table presents OneBeacon’s book value per share:

(Millions, except per share amounts)	March 31, 2014	December 31, 2013	March 31, 2013
OneBeacon book value per share:
OneBeacon's common shareholders’ equity	$1,130.3	$1,104.3	$1,063.8
OneBeacon common shares outstanding	95.3	95.4	95.4
OneBeacon book value per common share (1)	$11.86	$11.58	$11.15
(1) OneBeacon declared and paid a regular quarterly dividend of $0.21 per common share in the first quarter of 2014 and in each quarter during 2013.

OneBeacon Results—Three Months Ended March 31, 2014 versus Three Months Ended March 31, 2013
OneBeacon ended the first quarter of 2014 with a book value per share of $11.86, an increase of 4.2% for the quarter, including dividends. The increase was driven by strong underwriting results and also included a $5 million tax benefit relating to the settlement of the IRS examination for tax years 2005 and 2006. The first quarter of 2013 included a $23 million pre-tax gain on the sale of Essentia.
OneBeacon's GAAP combined ratio increased to 89% for the first quarter of 2014 compared to 88% for the first quarter of 2013. For the first quarter of 2014, the loss ratio was slightly higher and the expense ratio slightly lower as compared to the first quarter of 2013, primarily due to change in business mix driven by the exit from the collector car and boat business in the first quarter of 2013. There was one point of favorable loss reserve development in each period, offset by one point of catastrophe losses in each period.
OneBeacon's net written premiums increased 17% in the first quarter of 2014 to $311 million as most business units contributed to the growth, with particularly strong contributions from its newer units - OneBeacon Program Group, OneBeacon Surety Group and OneBeacon Crop Insurance - as well as from OneBeacon Technology Insurance.

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
OneBeacon's net combined ratio was higher than the gross combined ratio by 4 points for the first quarter of 2014 and 1 point for the first quarter of 2013. In both periods, the net combined ratio was higher than the gross combined ratio as a result of the cost of the reinsurance programs more than offsetting the benefits from ceded losses.

Runoff Transaction
In October 2012, OneBeacon entered into a definitive agreement with Trebuchet US Holdings, Inc., a wholly-owned subsidiary of Armour Group Holdings Limited (together with Trebuchet, “Armour”), to sell its Runoff Business. The Pennsylvania Insurance Department is currently conducting a required examination of the Runoff Business as part of its regulatory review of the Runoff Transaction. OneBeacon expects the Runoff Transaction to close in the second half of 2014.

Sirius Group

Financial results and GAAP combined ratios for Sirius Group for the three months ended March 31, 2014 and 2013 follow:

	Three Months Ended
	March 31,
($ in millions)	2014	2013
Gross written premiums	$452.7	$451.7
Net written premiums	$333.3	$334.1

Earned insurance and reinsurance premiums	$215.5	$208.9
Net investment income	8.7	13.1
Net realized and unrealized investment gains	28.1	13.1
Other revenue—foreign currency translation (losses) gains	(3.9)	3.3
Other revenue	(1.4)	7.2
Total revenues	247.0	245.6
Losses and LAE	78.8	95.4
Insurance and reinsurance acquisition expenses	47.4	43.3
Other underwriting expenses	31.8	29.7
General and administrative expenses	8.2	8.3
Accretion of fair value adjustment to loss and LAE reserves	.2	1.2
Interest expense	6.6	6.6
Total expenses	173.0	184.5
Pre-tax income	$74.0	$61.1

GAAP ratios:
Losses and LAE	36%	46%
Expense	37%	35%
Combined	73%	81%

Sirius Group Results—Three Months Ended March 31, 2014 versus Three Months Ended March 31, 2013
Sirius Group's GAAP combined ratio was 73% for the first quarter of 2014 compared to 81% for first quarter of 2013. The decrease was primarily due to better loss reserve development. Favorable loss reserve development was 5 points ($10 million) in the first quarter of 2014 primarily due to the casualty and accident and health lines of business. For the first quarter of 2013, net unfavorable loss reserve development was 2 points ($4 million), primarily due to a $5 million agricultural claim and a $2 million increase in asbestos reserves, partially offset by reductions in the property and accident and health reserves. In addition, in the first quarter of 2014, Sirius Group recorded 1 point ($2 million) of losses as a result of the disappearance of Malaysia Airlines Flight MH370. Catastrophe losses did not meaningfully affect the combined ratio in either period.
Sirius Group's gross and net written premiums were essentially flat for the first quarter of 2014 compared to the first quarter of 2013. Increases in the accident and health line was offset by decreases in the property and trade credit lines.  Net earned premiums increased 3% for 2014 to $216 million due to higher property and accident and health earned premiums. The effects of foreign currency translation on premiums were not material in either the first quarter of 2014 or the first quarter of 2013.
In the first quarter of 2014, Sirius Group's other revenue was a loss of $1 million, which was primarily due to a $3 million loss on the interest rate cap associated with the SIG Preference Shares, somewhat offset by a $1 million gain on the sale of Citation as a “shell company.” In the first quarter of 2013, Sirius Group's other revenues included a gain of $7 million from White Mountains Solutions's acquisition of Ashmere. Additionally, Sirius Group recorded $4 million of foreign currency translation losses in the first quarter of 2014 compared to $3 million of foreign currency translation gains in the first quarter of 2013 (See “Foreign Currency Translation” on page 55).
Sirius Group's insurance and reinsurance acquisition expenses increased $4 million in the first quarter of 2014, due to both higher earned premiums and higher commissions on the pro rata property and accident and health lines of business. Sirius Group's other underwriting expenses increased $2 million in the first quarter of 2014, primarily due to increased incentive compensation expenses.
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
Sirius Group's net combined ratio was 1 point higher than the gross combined ratio for the first quarter of 2014 and was 8 points higher than the gross combined ratio for the first quarter of 2013.  For the first quarter of 2014, recoveries on prior underwriting years in the accident and health line reduced the gross combined ratio more than the net combined ratio. In addition, ceded aviation recoveries on the Malaysian Air disappearance and favorable loss reserve development on reserves that had no reinsurance protection also reduced the gross combined ratio in the first quarter of 2014.  For the first quarter of 2013, the higher net combined ratio was primarily due to the cost of retrocessional protections with limited ceded loss recoveries.

HG Global/BAM

The following table presents the components of pre-tax income included in White Mountains's HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$4.8	$—	$4.8
Assumed (ceded) written premiums	3.7	(3.7)	—	—
Net written premiums	$3.7	$1.1	$—	$4.8

Earned insurance and reinsurance premiums	$.2	$.1	$—	$.3
Net investment income	.3	1.4	—	1.7
Net investment income - BAM Surplus Notes	3.9	—	(3.9)	—
Net realized and unrealized investment gains	.7	3.0	—	3.7
Other revenue	—	.2	—	.2
Total revenues	5.1	4.7	(3.9)	5.9
Insurance and reinsurance acquisition expenses	.1	.4	—	.5
Other underwriting expenses	—	.1	—	.1
General and administrative expenses	.4	8.9	—	9.3
Interest expense—BAM surplus notes	—	3.9	(3.9)	—
Total expenses	.5	13.3	(3.9)	9.9
Pre-tax income (loss)	$4.6	$(8.6)	$—	$(4.0)

	Three Months Ended March 31, 2013
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$2.0	$—	$2.0
Assumed (ceded) written premiums	1.5	(1.5)	—	—
Net written premiums	$1.5	$.5	$—	$2.0

Earned insurance and reinsurance premiums	$—	$—	$—	$—
Net investment income	.3	1.1	—	1.4
Net investment income—BAM Surplus Notes	10.1	—	(10.1)	—
Net realized and unrealized investment losses	(.2)	(1.1)	—	(1.3)
Other revenue	—	.1	—	.1
Total revenues	10.2	.1	(10.1)	.2
Insurance and reinsurance acquisition expenses	—	.1	—	.1
Other underwriting expenses	—	.1	—	.1
General and administrative expenses	.3	8.2	—	8.5
Interest expense—BAM surplus notes	—	10.1	(10.1)	—
Total expenses	.3	18.5	(10.1)	8.7
Pre-tax income (loss)	$9.9	$(18.4)	$—	$(8.5)

HG Global/BAM Results—Three Months Ended March 31, 2014 versus Three Months Ended March 31, 2013

In the first quarter of 2014, BAM guaranteed more than $1.5 billion of municipal bonds, $1.3 billion of which were in the primary market, up more than 50% from the first quarter of 2013. As of March 31, 2014, BAM’s total claims paying resources were approximately $583 million on total insured par outstanding (including policies priced but not yet closed) of $6.2 billion.
HG Global reported pre-tax income of $5 million in the first quarter of 2014, which was driven by $4 million of interest income on the BAM Surplus Notes, compared to $10 million in the first quarter of 2013, which was driven by $10 million of interest income on the BAM Surplus Notes. The decrease in interest income on the BAM Surplus Notes was due to the change in interest rate discussed below.

White Mountains reported $9 million of pre-tax losses on BAM in the first quarter of 2014, driven by $4 million of interest expense on the BAM Surplus Notes and $9 million of operating expenses, partially offset by unrealized investment gains, compared to $18 million in pre-tax losses in the first quarter of 2013, driven by $10 million of interest expense on the BAM Surplus Notes and $8 million of operating expenses. (See LIQUIDITY AND CAPITAL RESOURCES, HG Global/BAM, on page 60). BAM's affairs are managed on a statutory accounting basis, and it does not report stand-alone GAAP financial results. BAM's statutory net loss was $8 million in the first quarter of 2014 and $7 million in the first quarter of 2013. As a mutual insurance company that is owned by its members, BAM’s results do not affect White Mountains’s adjusted book value per share. However, White Mountains is required to consolidate BAM’s results in its GAAP financial statements and its results are attributed to non-controlling interests.
Effective January 1, 2014, HG Global and BAM agreed to change the interest rate on the BAM surplus notes for the five years ending December 31, 2018 from a fixed rate of 8% to a variable rate equal to the one-year U.S. treasury rate plus 300 basis points, set annually, which is 3.13% for 2014. Prior to the end of 2018, BAM has the option to extend the variable rate period for an additional three years.  At the end of the variable rate period, the interest rate will be fixed at the higher of the then current variable rate or 8%.
The following table presents amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’s consolidated balance sheet as of March 31, 2014:

	As of March 31, 2014
Millions	HG Global	BAM	Eliminations	Total
Assets
Fixed maturity investments	$96.8	$438.1	$—	$534.9
Short-term investments	16.2	28.7	—	44.9
Total investments	113.0	466.8	—	579.8
Cash	.5	4.2	—	4.7
BAM Surplus Notes	503.0	—	(503.0)	—
Accrued interest receivable on BAM Surplus Notes	62.5	—	(62.5)	—
Other assets	3.5	10.1	(.4)	13.2
Total assets	$682.5	$481.1	$(565.9)	$597.7

Liabilities
BAM Surplus Notes(1)	$—	$503.0	$(503.0)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	62.5	(62.5)	—
Preferred dividends payable to White Mountains’s subsidiaries(3)	63.4	—	—	63.4
Preferred dividends payable to non-controlling interests	1.8	—	—	1.8
Other liabilities	16.6	18.3	(.4)	34.5
Total liabilities	81.8	583.8	(565.9)	99.7

Equity
White Mountains’s common shareholders’ equity	582.3	—	—	582.3
Non-controlling interests	18.4	(102.7)	—	(84.3)
Total equity	600.7	(102.7)	—	498.0
Total liabilities and equity	$682.5	$481.1	$(565.9)	$597.7

(1)	Under GAAP, the BAM Surplus Notes are classified as debt by the issuer. Under U.S. Statutory accounting, they are classified as Surplus.

(2)
Under GAAP, interest accrues daily on the BAM Surplus Notes. Under U.S. Statutory accounting, interest is not accrued on the BAM Surplus Notes until it has been approved for payment by insurance regulators.

(3)	Dividends on HG Global preferred shares payable to White Mountains's subsidiaries are eliminated in White Mountains's consolidated financial statements.

The following table presents the gross par value of policies priced and closed by BAM for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
Millions	2014	2013
Gross par value of primary market policies priced	$1,335.2	$866.5
Gross par value of secondary market policies priced	177.8	67.9
Total gross par value of market policies priced	1,513.0	934.4

Less: Gross par value of policies priced yet to close	(281.5)	(264.7)
Gross par value of policies closed that were previously priced	97.5	3.3
Total gross par value of market policies closed	$1,329.0	$673.0

Millions	As of March 31, 2014
Policyholders’ surplus	$465.7
Contingency reserve	1.7
Qualified statutory capital	467.4
Net unearned premiums	4.0
Present value of future installment premiums	0.9
Collateral trusts	110.9
Claims paying resources	$583.2

Other Operations

A summary of White Mountains’s financial results from its Other Operations segment for the three months ended March 31, 2014 and 2013 follows:

	Three Months Ended
	March 31,
Millions	2014	2013
Earned insurance and reinsurance premiums	$1.3	$—
Net investment income	3.9	4.6
Net realized and unrealized investment gains	13.1	35.0
Other revenue—Symetra warrants	—	(3.7)
Other revenue	.7	(2.6)
Total revenues	19.0	33.3
Loss and loss adjustment expenses	1.1	—
Insurance and reinsurance acquisition expenses	.5	—
Other underwriting expenses	.1	—
General and administrative expenses	29.3	21.8
Interest expense	.3	.4
Total expenses	31.3	22.2
Pre-tax (loss) income	$(12.3)	$11.1

Other Operations Results—Three Months Ended March 31, 2014 versus Three Months Ended March 31, 2013
White Mountains’s Other Operations segment reported a pre-tax loss of $12 million in the first quarter of 2014 compared to pre-tax income of $11 million in the first quarter of 2013. The results for White Mountains’s Other Operations segment for both periods were primarily driven by the results of investment assets contained within the segment. White Mountains’s Other Operations segment reported net realized and unrealized investment gains of $13 million in the first quarter of 2014 compared to net realized and unrealized investment gains of $35 million in the first quarter of 2013. (See Summary of Investment Results on page 53). The value of White Mountains’s investment in Symetra warrants decreased $4 million in the first quarter of 2013. White Mountains exercised these warrants in June 2013 by converting them into common shares of Symetra (See Investment in Symetra Common Shares on page 54). General and administrative expenses increased $8 million, as the first quarter of 2013 included a $6 million reduction in general and administrative expenses related to an adjustment to the fair value of variable annuity death benefit expenses at WM Life Re, which was mostly offset in other revenues by a component of the change in the fair value of WM Life Re's derivative assets and liabilities. WM Life Re reported losses of $3 million in the first quarter of 2014 compared to losses of $7 million in the first quarter of 2013. (See Note 8 — “Derivatives” for a summary of WM Life Re's results.)

Recent Acquisitions
White Mountains completed the acquisitions of three insurance service businesses during the first quarter of 2014 that are consolidated within the Other Operations segment. These acquisitions, the results of which did not have a material impact on White Mountains’s financial results in the first quarter of 2014, are summarized below.

QuoteLab
On March 14, 2014, White Mountains acquired 60% of the outstanding Class A common units of QuoteLab. QuoteLab is an advertising technology company that operates a transparent online advertising exchange that facilitates transactions between buyers and sellers of insurance media, including advertising inventory on QuoteLab's owned and operated websites.
White Mountains paid an initial purchase price of $28 million and will pay additional consideration to the sellers equal to 62.5% of the 2015 gross profit in excess of the 2013 gross profit.

Wobi
On February 19, 2014, White Mountains acquired 54% of the outstanding common shares of Wobi for NIS 14 million (approximately $4 million based upon the foreign exchange spot rate at the date of acquisition).  In addition to the common shares, White Mountains also purchased NIS 13 million (approximately $4 million based upon the foreign exchange spot rate at the date of acquisition) of newly-issued convertible preferred shares of Wobi. Wobi is the only price comparison/aggregation business in Israel, with an insurance carrier panel that represents 85% of the premiums written in the Israeli insurance market. Wobi sells four lines of business, primarily personal auto, and operates as an agency, charging upfront commissions on all policy sales. On a fully converted basis, White Mountains owns 60.7% of Wobi.

Star & Shield
On January 31, 2014, White Mountains acquired certain assets and liabilities of Star & Shield Holdings LLC, including SSRM, the attorney-in-fact for SSIE, for a purchase price of $2 million. SSIE is a Florida-domiciled reciprocal insurance exchange providing private passenger auto insurance to the public safety community and their families. White Mountains purchased $12 million of surplus notes issued by SSIE but does not have an ownership interest in SSIE, which is owned by its policyholders. GAAP requires White Mountains to consolidate SSIE’s results in its financial statements. However, since SSIE is a reciprocal insurance exchange owned by its policyholders, its results do not affect White Mountains’s adjusted book value per share as they are attributed to non-controlling interests.

II. Summary of Investment Results

For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a better comparison to benchmark returns, while all dollar amounts are presented net of any management fees and trading expenses.  A summary of White Mountains’s consolidated pre-tax investment results for the three months ended March 31, 2014 and 2013 follows:

	Three Months Ended
Pre-tax investment results	March 31,
Millions	2014	2013
Net investment income	$24.3	$28.5
Net realized and unrealized investment gains (1)	63.8	75.2
Change in foreign currency translation on investments recognized through other comprehensive income (2)	(12.2)	(3.3)
Total GAAP pre-tax investment gains	$75.9	$100.4
(1) Includes foreign currency gains (losses) of $9.5 and ($9.8).
(2) Excludes non-investment related foreign currency gains (losses) that are also recognized through other comprehensive income of $4.5 and ($0.5).

Gross investment returns and benchmark returns

	Three Months Ended
	March 31,
	2014	2013
Fixed maturity investments	0.8%	0.0%
Short-term investments	0.5%	(0.2)%
Total fixed income	0.8%	0.0%
Barclay’s U.S. Intermediate Aggregate Index	1.2%	0.2%
Common equity securities	2.4%	9.0%
Convertible fixed maturity investments	4.4%	2.2%
Other long-term investments	1.7%	2.3%
Total equities, convertibles and other long-term investments	2.4%	7.1%
S&P 500 Index (total return)	1.8%	10.6%
Total consolidated portfolio	1.1%	1.4%

Investment Returns—Three Months Ended March 31, 2014 versus Three Months Ended March 31, 2013
White Mountains’s GAAP pre-tax total return on invested assets was 1.1% for the first quarter of 2014 compared to 1.4% for the first quarter of 2013. Currency translation did not meaningfully impact total investment returns in the first quarter of 2014, while the first quarter of 2013 included 0.4% of foreign currency losses.

Fixed income results
White Mountains maintains a high-quality, short-duration fixed income portfolio. At March 31, 2014, the fixed income portfolio duration was approximately 2.3 years, including short-term investments, compared to 2.6 years at March 31, 2013. White Mountains fixed income portfolio returned 0.8% in U.S. dollars and local currencies in the first quarter of 2014, lagging the longer duration Barclay's Intermediate Aggregate Bond Index of 1.2% as rates declined.  White Mountains’s fixed income portfolio return was flat for the first quarter of 2013, but was up 0.4% in local currencies compared to the Barclay's U.S. Intermediate Aggregate return of 0.2%.

Common equity securities, convertibles and other long-term investments results
White Mountains maintains an equity portfolio that consists of common equity securities, convertible fixed maturity investments and other long-term investments. White Mountains’s equity portfolio represented approximately 21% of GAAP invested assets as of both March 31, 2014 and December 31, 2013. Including its investment in Symetra common shares, White Mountains’s equity investments represented 48% and 47% of White Mountains’s common shareholders' equity at March 31, 2014 and December 31, 2013. White Mountains’s total equity portfolio returned 2.4% for the first quarter of 2014, outperforming the S&P 500 Index return of 1.8%. White Mountains’s total equity portfolio returned 7.1% for the first quarter of 2013, lagging the S&P 500 Index return of 10.6%.

WM Advisors has a sub-advisory agreement with Prospector Partners LLC (“Prospector”), a registered investment adviser, under which Prospector manages the majority of White Mountains’s publicly-traded common equity securities and convertible fixed maturity securities. White Mountains also has separate equity portfolios managed by Lateef Investment Management (“Lateef”) and Silchester International Investors (“Silchester”). The following table summarizes the performance in local currencies of each of White Mountains’s separately managed equity portfolios for the first quarter of 2014:

Three Months Ended
Separate Accounts(1)	March 31, 2014
Prospector Capital Appreciation	3.9%
Prospector All Cap Value	2.8%
Lateef Multi-Cap Growth Equity	.1%
Silchester International Equities	1.9%

S&P 500 Index	1.8%
(1) Separate account portfolios include common equity securities, convertible fixed maturity investments and cash available for reinvestment.

Prospector’s strong performance in the first quarter of 2014 was positively impacted by individual security selection, as well as the broad stock market rotation out of growth and into value stocks. During the quarter, the portfolio outperformed the S&P 500 Index in eight of the ten sectors that comprise the S&P 500 Index and was favorably impacted by merger and acquisition activity.
Total annualized returns for White Mountains’s separate accounts managed by Prospector compared to the annualized total returns of the S&P 500 Index are as follows:

	Periods ending March 31, 2014
Annualized returns	1-year	3-years	5-years	Since Inception(1)
Prospector separate accounts	17.2%	8.9%	14.7%	8.3%
S&P 500 Index	21.8%	14.6%	21.2%	7.0%
(1) Annualized total returns since the inception of the Prospector separate account in the beginning of 2005, which was established in connection with an investment management agreement between Prospector and White Mountains whereby Prospector serves as a discretionary adviser with respect to specified assets, primarily equity securities.

The Lateef separate account is a highly concentrated portfolio, and relative performance is often influenced positively or negatively by one or two positions.  Lateef’s performance in the first quarter of 2014 reflects specific positions held in the financial and consumer discretionary sectors as well as certain positions heavily exposed to emerging markets.
White Mountains maintains a portfolio of other long-term investments, mainly investments in hedge funds (primarily equity long/short) and private equity funds. The portfolio is positioned to underperform in up markets and outperform in down markets.  White Mountains’s long-term investments returned 1.7% for the first quarter of 2014, outperforming the HFRX Equal Weighted Strategies Index of 1.5% for the quarter.

Investment in Symetra Common Shares
During the first quarter of 2014, White Mountains recorded $13 million in equity in earnings from its investment in Symetra's common shares. The table below illustrates (1) the per-Symetra common share value of the investment in Symetra's common shares used in the calculation of White Mountains’s adjusted book value per share (2) Symetra's quoted stock price and (3) Symetra's book value per common share excluding unrealized gains and losses from its fixed maturity portfolio:

	March 31,	December 31,
Value per Symetra Common Share	2014	2013
Value of the investment in Symetra’s common shares used in the calculation of White Mountains’s adjusted book value per share	$18.62	$18.00

Symetra’s quoted stock price	$19.82	$18.96

Symetra’s book value per common share excluding unrealized gains and losses from its fixed maturity portfolio	$20.50	$19.95

Foreign Currency Translation
A summary of the impact of foreign currency translation on White Mountains’s consolidated financial results for the three months ended March 31, 2014 and 2013 follows:

	Three Months Ended
	March 31,
Millions	2014	2013
Net unrealized investment gains— foreign currency(1)	$13.1	$4.9
Net realized investment losses — foreign currency(1)	(3.6)	(14.7)
Net realized and unrealized investment gains (losses) — foreign currency(1)	9.5	(9.8)
Other revenue — foreign currency translation (losses) gains	(3.9)	3.3
Income tax (expense) benefit	(.6)	1.6
Total foreign currency translation gains (losses) recognized through net income, after tax	5.0	(4.9)

Change in foreign currency translation on investments recognized through other comprehensive income, after tax	(12.2)	(3.3)
Change in foreign currency translation on non-investment net liabilities recognized through other comprehensive income, after tax	4.3	(.5)
Total foreign currency translation losses recognized through other comprehensive income, after tax	(7.9)	(3.8)

Total foreign currency losses recognized through comprehensive income, after tax	$(2.9)	$(8.7)
(1) Component of net realized and unrealized investment gains (losses) on the income statement.

At March 31, 2014, White Mountains’s investment portfolio included $1.0 billion in non-U.S. dollar-denominated investments, most of which are held at Sirius International and are denominated in Swedish kronor or euros. The value of the investments in this portfolio is impacted by changes in the exchange rate between the U.S. dollar and the kronor and between the U.S. dollar and the euro.  During the first quarter of 2014, the U.S. dollar strengthened 0.8% against the kronor and 0.1% against the euro. These currency movements resulted in approximately $3 million of pre-tax foreign currency investment losses for the first quarter of 2014, which are recorded as components of net realized and unrealized investment gains (recognized in pre-tax income) and change in foreign currency translation on investments (recognized in other comprehensive income).  During the first quarter of 2013, the U.S. dollar strengthened 0.4% against the kronor and 2.9% against the euro.  These currency movements resulted in approximately $13 million of pre-tax foreign currency investment losses for the first quarter of 2013.
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
The amount of foreign currency translation on Sirius International’s U.S. dollar-denominated investments recognized as a decrease of other comprehensive income and an increase of net income was $6 million for the first quarter of 2014. The amount of foreign currency translation on Sirius International’s U.S. dollar-denominated investments recognized as a decrease of other comprehensive income and an increase of net income was $3 million for the first quarter of 2013.

Investments by Country of Issue
White Mountains’s investment portfolio consists of debt and equity securities issued in over 30 countries worldwide. The United States represents the country of issue for 74% of White Mountains’s fixed maturity, common equity security and convertible fixed maturity portfolio. White Mountains has minimal sovereign risk exposure to European peripheral countries Ireland, Greece, Portugal, Spain and Italy (“peripheral countries”). White Mountains’s portfolio includes 0.7% of total fixed maturity, convertible fixed maturity and common equity security investments issued from these peripheral countries at March 31, 2014. However, White Mountains may have indirect exposure to peripheral countries through securities issued from non-peripheral countries as the issuers of those securities could have exposure to peripheral countries.

The following tables list White Mountains’s investments in fixed maturity investments, common equity securities and convertible fixed maturity investments at March 31, 2014 categorized as financial or non-financial investments and by country of issue:

Fair value as of
Millions	March 31, 2014
Debt securities issued by corporations:
Non-financial
Australia	$4.6
Bermuda	26.6
Canada	159.3
France	50.8
Greece	—
Ireland	6.4
Italy	10.3
Mexico	67.8
Netherlands	123.0
Portugal	—
Spain	11.7
Sweden	22.2
United Kingdom	67.9
United States	1,316.9
Other	33.0
Total non-financial debt	1,900.5
Financial
Australia	15.7
Greece	—
Ireland	—
Italy	—
Netherlands	2.8
Portugal	—
Spain	—
United Kingdom	10.0
United States	394.5
Other	23.0
Total financial debt	446.0
Total debt securities issued by corporations	2,346.5
Mortgage-backed and asset-backed securities:
Mexico	4.5
Sweden	72.7
United States	1,765.0
Total mortgage-backed and asset-backed securities	1,842.2
Foreign government, agency and provincial obligations:
Canada	42.9
France	51.3
Germany	10.3
Greece	—
Ireland	—
Italy	—
Japan	14.3
Portugal	—
Spain	—
Sweden	232.6
United Kingdom	6.1
Other	6.9
Total foreign government, agency and provincial obligations	364.4
US Government and agency obligations(1)	538.4
Municipal obligations(1)	33.5
Preferred stocks(1)	85.9
Total fixed maturity investments(2)	$5,210.9
(1) All securities were issued in the United States.
(2) Carrying value includes $222.2 that is classified as assets held for sale relating to discontinued operations.

Fair value as of
Millions	March 31, 2014
Common equity securities:
Non-financial
Canada	$21.3
France	17.8
Greece	1.5
Ireland	9.9
Italy	1.0
Netherlands	4.0
Portugal	.7
Spain	.5
Sweden	.9
Switzerland	25.8
United Kingdom	14.7
United States	672.0
Other	44.7
Total non-financial common equity securities	814.8

Financial
Bermuda	41.5
Cayman Islands	4.4
Greece	—
Ireland	6.3
Italy	—
Portugal	—
Spain	—
United Kingdom	9.9
United States	296.5
Other	1.2
Total financial common equity securities	359.8
Total common equity securities	$1,174.6

Convertible fixed maturities:
Canada	$2.5
United States	71.3
Total convertible fixed maturity investments	$73.8

LIQUIDITY AND CAPITAL RESOURCES

Cash and Short-term Investments

 Holding company level.  The primary sources of cash for the Company and certain of its intermediate holding companies are expected to be distributions and tax sharing payments received from its insurance and reinsurance operating subsidiaries, capital raising activities, net investment income, proceeds from sales and maturities of investments and, from time to time, proceeds from sales of operating subsidiaries. The primary uses of cash are expected to be repurchases of the Company’s common shares, payments on and repurchases/retirements of its debt obligations, dividend payments to holders of the Company’s common shares, to non-controlling interest holders of OneBeacon Ltd.’s common shares and to holders of the SIG Preference Shares, purchases of investments, payments to tax authorities, contributions to operating subsidiaries, operating expenses and, from time to time, purchases of operating subsidiaries.
Operating subsidiary level.  The primary sources of cash for White Mountains’s insurance and reinsurance operating subsidiaries are expected to be premium collections, net investment income, proceeds from sales and maturities of investments, contributions from holding companies, capital raising activities and, from time to time, proceeds from the sales of operating subsidiaries. The primary uses of cash are expected to be claim payments, policy acquisition costs, purchases of investments, payments on and repurchases/retirements of its debt obligations, distributions and tax sharing payments made to holding companies, operating expenses and, from time to time, purchases of operating subsidiaries.
Both internal and external forces influence White Mountains’s financial condition, results of operations and cash flows. Claim settlements, premium levels and investment returns may be impacted by changing rates of inflation and other economic conditions. In many cases, significant periods of time, sometimes several years or more, may lapse between the occurrence of an insured loss, the reporting of the loss to White Mountains and the settlement of the liability for that loss. The exact timing of the payment of claims and benefits cannot be predicted with certainty. White Mountains’s insurance and reinsurance operating subsidiaries maintain portfolios of invested assets with varying maturities and a substantial amount of cash and short-term investments to provide adequate liquidity for the payment of claims.
Management believes that White Mountains’s cash balances, cash flows from operations, routine sales and maturities of investments and the liquidity provided by the WTM Bank Facility are adequate to meet expected cash requirements for the foreseeable future on both a holding company and insurance and reinsurance operating subsidiary level.

 Dividend Capacity

Under the insurance laws of the states and jurisdictions that White Mountains’s insurance and reinsurance operating subsidiaries are domiciled, an insurer is restricted with respect to the timing and the amount of dividends it may pay without prior approval by regulatory authorities. Accordingly, there can be no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future. Following is a description of the dividend capacity of White Mountains’s principal insurance and reinsurance operating subsidiaries:

OneBeacon:
OneBeacon's combined statutory surplus (including U.S. statutory surplus and Bermuda statutory capital and surplus for Split Rock) was $1.0 billion as of December 31, 2013. OneBeacon's combined U.S. statutory surplus as of December 31, 2013 was $0.9 billion. Split Rock's statutory capital and surplus was $96.4 million as of December 31, 2013.
OneBeacon Insurance Company (“OBIC”), OneBeacon's primary top tier regulated U.S. insurance operating subsidiary, has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. Based on prior year end statutory surplus, OBIC has the ability to pay $87 million of dividends during 2014 without prior approval of regulatory authorities, subject to the availability of unassigned funds. The amount of dividends available to be paid by OBIC in any given year is also subject to cash flow and earnings generated by OBIC's business, which now only comprises the Runoff Business, as well as to dividends received from its subsidiaries, including Atlantic Specialty Insurance Company (“ASIC”), the lead U.S. insurance operating subsidiary for the ongoing specialty business. At December 31, 2013, OBIC had $0.6 billion of unassigned funds and $0.9 billion of statutory surplus.
During the fourth quarter of 2012, OneBeacon executed various intercompany reinsurance agreements which, along with other internal capital transactions among its regulated U.S. insurance operating subsidiaries, resulted in ASIC becoming the lead insurance company for the ongoing specialty business and OBIC becoming the lead insurance company for the Runoff Business. Notwithstanding these restructuring transactions, OneBeacon continues to manage its statutory capital on a combined basis. Although OBIC remains the primary top tier regulated U.S. insurance operating subsidiary and maintains sufficient statutory capital to support the Runoff Business, the majority of the group's statutory capital is now included in ASIC, which is currently a subsidiary of OBIC, to support the ongoing specialty business. Prior to the closing of the Runoff Transaction and subject to regulatory approval, OBIC will distribute ASIC to its immediate parent, OneBeacon Insurance Group, LLC.

ASIC has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based on net investment income, as defined by statute, ASIC had the ability to pay $24 million of dividends during 2014 without prior approval of regulatory authorities, subject to the availability of earned surplus. Given the changes in structure noted above, and in order for ASIC to pay dividends consistent with being the lead insurance company for the ongoing specialty business, ASIC may require prior approval by regulatory authorities in order to make additional distributions until it builds up a historical net investment income stream and earned surplus balance under its new structure. At December 31, 2013, ASIC had $95 million of earned surplus and $0.7 billion of statutory surplus.
During the first quarter of 2014, OneBeacon's top tier regulated U.S. insurance operating subsidiaries paid no distributions to their immediate parent.
Split Rock has the ability to declare or pay dividends during any 12-month period without the prior approval of Bermuda regulatory authorities on condition that any such declaration or payment of dividends does not cause a breach of any of its regulatory solvency and liquidity requirements. If Split Rock fails to meet its regulatory solvency or liquidity requirements on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the Bermuda Monetary Authority ("BMA").
In addition, under the Companies Act 1981 of Bermuda, Split Rock is prohibited from declaring or paying a dividend or making a distribution out of contributed surplus if there are reasonable grounds for believing that, after such payment is made, Split Rock would be unable to pay its liabilities as they become due or the realizable value of its assets would be less than its liabilities.
During 2014, Split Rock has the ability to make capital distributions without the prior approval of regulatory authorities, subject to meeting all appropriate liquidity and solvency requirements, of $20 million, which is equal to 15% of its December 31, 2013 statutory capital, excluding earned surplus. During the first quarter of 2014, Split Rock paid no dividends or distributions to its immediate parent.
During the first quarter of 2014, OneBeacon's unregulated insurance operating subsidiaries paid $4 million of dividends to their immediate parent. At March 31, 2014, OneBeacon's unregulated insurance operating subsidiaries had $71 million of net unrestricted cash, short-term investments and fixed maturity investments.
During the first quarter of 2014, OneBeacon Ltd. paid $20 million of regular quarterly dividends to its common shareholders. White Mountains received $15 million of these dividends.
At March 31, 2014, OneBeacon Ltd. and its intermediate holding companies had $199 million of net unrestricted cash, short-term investments and fixed maturity investments and $94 million of common equity securities, convertible fixed maturity investments and other long-term investments outside of its regulated and unregulated insurance operating subsidiaries.

Sirius Group:
Subject to certain limitations under Swedish law, Sirius International is permitted to transfer a portion of its pre-tax income to its Swedish parent companies to minimize taxes (referred to as a group contribution).
Sirius International has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, Sirius International has allocated the majority of its pre-tax income, after group contributions to its Swedish parent companies, to the Safety Reserve (see “Safety Reserve” on page 60). At December 31, 2013, Sirius International had $587 million (based on the December 31, 2013 SEK to USD exchange rate) of unrestricted statutory surplus, which is available for distribution in 2014. The amount of dividends available to be paid by Sirius International in any given year is also subject to cash flow and earnings generated by Sirius International’s business, as well as to dividends received from its subsidiaries, including Sirius America Insurance Company (“Sirius America”). During the first quarter of 2014, Sirius International paid no dividends to its immediate parent.
Sirius America has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based upon 2013 statutory net investment income and dividends paid in 2013, Sirius America has no ability to pay any dividends during 2014 without prior approval of regulatory authorities.  At December 31, 2013, Sirius America had $33 million of earned surplus and $548 million of statutory surplus.  During the first quarter of 2014, Sirius America paid no dividends to its immediate parent.
At March 31, 2014, Sirius Group and its intermediate holding companies had $65 million of net unrestricted cash, short-term investments and fixed maturity investments and $15 million of other long-term investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries. During the first quarter of 2014, Sirius Group paid no dividends to its immediate parent.

Capital Maintenance
There is a capital maintenance agreement between Sirius International and Sirius America, which obligates Sirius International to make contributions to Sirius America's surplus in order for Sirius America to maintain surplus equal to at least 125% of the company action level risk based capital as defined in the NAIC Property/Casualty Risk-Based Capital Report. The agreement provides for a maximum contribution to Sirius America of $200 million.  Sirius International also provides Sirius America with accident year stop loss reinsurance, which protects Sirius America's accident year loss and allocated loss adjustment expense ratio in excess of 70%, with a limit of $90 million. This stop loss contract was in effect for all of 2013 and has been renewed for all of 2014 with similar terms.

Safety Reserve
Subject to certain limitations under Swedish law, Sirius International is permitted to transfer pre-tax income amounts into an untaxed reserve referred to as a safety reserve. At March 31, 2014, Sirius International's safety reserve amounted to SEK 10.4 billion, or $1.6 billion (based on the March 31, 2014 SEK to USD exchange rate). Under GAAP, an amount equal to the safety reserve, net of a related deferred tax liability established at the Swedish tax rate of 22.0%, is classified as shareholder’s equity. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain prescribed levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities apply no taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International's safety reserve ($354 million at March 31, 2014) is included in solvency capital. Access to the safety reserve is restricted to coverage of reinsurance losses. Access for any other purpose requires the approval of Swedish regulatory authorities. Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the $1.6 billion balance of the safety reserve, without any provision for deferred taxes, in Sirius International's regulatory capital when assessing Sirius International's financial strength.

HG Global/BAM:
At March 31, 2014, HG Global had $613 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. HG Global did not declare or pay any preferred dividends in 2013 or the first quarter of 2014. As of March 31, 2014, HG Global has accrued $65 million of dividends payable to holders of its preferred shares, $63 million of which is payable to White Mountains and eliminated in consolidation.
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
Effective January 1, 2014, HG Global and BAM agreed to change the interest rate on the BAM surplus notes for the five years ending December 31, 2018 from a fixed rate of 8% to a variable rate equal to the one-year U.S. treasury rate plus 300 basis points, set annually, which is 3.13% for 2014. Prior to the end of 2018, BAM has the option to extend the variable rate period for an additional three years.  At the end of the variable rate period, the interest rate will be fixed at the higher of the then current variable rate or 8%.  BAM is required to seek regulatory approval to pay interest and principal on its surplus notes only when adequate capital resources have accumulated beyond BAM’s initial capitalization and a level that continues to support its outstanding obligations, business plan and ratings.

Other Operations:
During the first quarter of 2014, White Mountains contributed $15 million to WM Advisors. During the first quarter of 2014, WM Advisors paid no dividends to its immediate parent. At March 31, 2014, WM Advisors had $18 million of net unrestricted cash, short-term investments and fixed maturity investments.
At March 31, 2014, the Company and its intermediate holding companies held $160 million of net unrestricted cash, short-term investments and fixed maturity investments, $495 million of common equity securities and $135 million of other long-term investments included in its Other Operations segment. During the first quarter of 2014, White Mountains paid a $6 million common share dividend.

WM Life Re Keep-Well Agreement
Sirius Group initially fronted the reinsurance contracts covering guaranteed living and death benefits of Japanese variable annuity contracts for, and was 100% reinsured by, WM Life Re. In October 2013, White Mountains and Tokio Marine completed a novation whereby Sirius Group’s obligations on the reinsurance contracts were transferred to WM Life Re. As a result, Sirius Group no longer has any obligation or liability relating to these agreements. In connection with this novation agreement, White Mountains and Life Re Bermuda entered into a keep-well agreement, which obligates White Mountains to make capital contributions to Life Re Bermuda in the event that Life Re Bermuda’s shareholder’s equity falls below $75 million, provided however that in no event shall the amount of all capital contributions made by White Mountains under this agreement exceed $127 million. At March 31, 2014, Life Re Bermuda had $83 million of shareholder’s equity and White Mountains’s maximum capital commitment under the keep-well agreement was $118 million. WM Life Re is in runoff and all of its contracts will mature by June 30, 2016.
The summary balance sheet below presents Life Re Bermuda’s net assets at March 31, 2014 reported to Tokio Marine as required under the terms of the novation agreement:

March 31,
Millions	2014
Cash and short-term investments	$50.7
Direct obligations of the government of Japan	14.3
Reinsurance premium receivable	1.7
Derivative instruments	89.6
Total assets	156.3

Variable annuity liabilities	54.1
Counterparty collateral held	3.8
Intercompany line of credit outstanding	15.0
Accounts payable and accrued expenses	.8
Total liabilities	73.7
Total shareholder’s equity	$82.6

 Insurance Float

Insurance float is an important aspect of White Mountains’s insurance operations. Insurance float represents funds that an insurance or reinsurance company holds for a limited time. In an insurance or reinsurance operation, float arises because premiums are collected before losses are paid. This interval can extend over many years. During that time, the insurer or reinsurer invests the funds. When the premiums that an insurer or reinsurer collects do not cover the losses and expenses it eventually must pay, the result is an underwriting loss, which is considered to be the cost of insurance float.  One manner in which White Mountains calculates its insurance float is by taking its net investment assets and subtracting its total adjusted capital. Although insurance float can be calculated using numbers determined under GAAP, insurance float is not a GAAP concept and, therefore, there is no comparable GAAP measure.
Insurance float can increase in a number of ways, including through acquisitions of insurance and reinsurance operations, organic growth in existing insurance and reinsurance operations and recognition of losses that do not cause a corresponding reduction in investment assets.  Conversely, insurance float can decrease in a number of other ways, including sales of insurance and reinsurance operations, shrinking or runoff of existing insurance and reinsurance operations, the acquisition of operations that do not have substantial investment assets (e.g., an agency) and the recognition of gains that do not cause a corresponding increase in investment assets.  White Mountains has historically obtained its insurance float primarily through acquisitions, as opposed to organic growth. It is White Mountains’s intention to generate low-cost float over time through a combination of acquisitions and organic growth in its existing insurance and reinsurance operations. However, White Mountains will seek to increase its insurance float organically only when market conditions allow for an expectation of generating underwriting profits.
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

The following table illustrates White Mountains’s consolidated insurance float position as of March 31, 2014 and December 31, 2013:

($ in millions)	March 31, 2014	December 31, 2013
Total investments	$7,213.4	$7,192.6
BAM total cash and investments	(471.0)	(475.3)
BAM Surplus Notes held by HG Global	503.0	503.0
SSIE total cash and investments	(21.2)	—
SSIE Surplus Notes held by White Mountains	12.0	—
Consolidated limited partnership investments(1)	(66.4)	(73.1)
Cash	338.6	382.8
Net investment assets classified within assets held for sale	222.2	236.3
Investments in unconsolidated affiliates	373.3	321.4
Equity in net unrealized losses from Symetra’s fixed maturity portfolio	4.3	43.6
Cash and investments posted as collateral by WM Life Re(2)	(36.5)	(81.3)
Accounts receivable on unsettled investment sales	19.9	12.1
Accounts payable on unsettled investment purchases	(80.9)	(20.5)
Interest-bearing funds held by ceding companies(3)	68.3	78.1
Interest-bearing funds held under insurance and reinsurance contracts(4)	(30.5)	(31.1)
Net investment assets	$8,048.5	$8,088.6
Total White Mountains’s common shareholders’ equity	$4,014.5	$3,905.5
Non-controlling interest—OneBeacon Ltd.	279.2	273.7
Non-controlling interest—SIG Preference Shares	250.0	250.0
Non-controlling interest—HG Global	18.4	16.6
Debt	677.6	676.4
Total capital(1)	5,239.7	5,122.2
Equity in net unrealized losses from Symetra’s fixed maturity portfolio, net of applicable taxes	3.9	40.4
Total adjusted capital	$5,243.6	$5,162.6
Insurance float	$2,804.9	$2,926.0
Insurance float as a multiple of total adjusted capital	0.5x	0.6x
Net investment assets as a multiple of total adjusted capital	1.5x	1.6x
Insurance float as a multiple of White Mountains’s common shareholders’ equity	0.7x	0.7x
Net investment assets as a multiple of White Mountains’s common shareholders’ equity	2.0x	2.1x

(1)	Total capital only includes non-controlling interests that White Mountains (i) benefits from the return on or (ii) has the ability to utilize the net assets supporting the non-controlling interest.

(2)	Consists of cash, fixed maturity and short-term investments held by WM Life Re and posted as collateral to its variable annuity reinsurance counterparties.

(3)	Excludes funds held by ceding companies from which White Mountains does not receive interest credits.

(4)	Excludes funds held by White Mountains under reinsurance treaties for which White Mountains does not provide interest credits.

During the first quarter of 2014, insurance float decreased by $121 million, primarily due to White Mountains’s acquisition of three insurance services businesses during the quarter, the continued runoff of reserves at OneBeacon, the runoff of Sirius Group's casualty business and payments of losses incurred in 2010, 2011 and 2012 related to major catastrophes, primarily from hurricane Sandy and earthquakes in Chile, Japan and New Zealand.  These catastrophe losses increased White Mountains’s insurance float when they were first recorded, which is now reversing and decreasing insurance float as the catastrophe losses are paid. Based on March 31, 2014 balances, the closing of the Runoff Transaction is expected to decrease insurance float by approximately $222 million.

Financing

The following table summarizes White Mountains’s capital structure as of March 31, 2014 and December 31, 2013:

($ in millions)	March 31, 2014	December 31, 2013
2012 OBH Senior Notes, carrying value	$274.7	$274.7
SIG Senior Notes, carrying value	399.6	399.6
WTM Bank Facility	—	—
Old Lyme Note	2.1	2.1
Other	1.2	—
Total debt	677.6	676.4
Non-controlling interest—OneBeacon Ltd.	279.2	273.7
Non-controlling interest—SIG Preference Shares	250.0	250.0
Non-controlling interest—HG Global	18.4	16.6
Total White Mountains’s common shareholders’ equity	4,014.5	3,905.5
Total capital (1)	5,239.7	5,122.2
Equity in net unrealized gains from Symetra’s fixed maturity portfolio, net of applicable taxes	3.9	40.4
Total adjusted capital	$5,243.6	$5,162.6

Total debt to total adjusted capital	13%	13%
Total debt and SIG Preference Shares to total adjusted capital	18%	18%
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
On August 14, 2013, White Mountains entered into a revolving credit facility with a syndicate of lenders administered by Wells Fargo Bank, N.A. which has a total commitment of $425 million and a maturity date of August 14, 2018 (the “WTM Bank Facility”). As of March 31, 2014 and December 31, 2013, the WTM Bank Facility was undrawn.
The WTM Bank Facility contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under this facility and result in acceleration of principal repayment on any amounts outstanding. At March 31, 2014, White Mountains was in compliance with all of the covenants under the WTM Bank Facility and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.
In addition, a failure by certain of White Mountains’s subsidiaries to pay principal and interest on a credit facility, mortgage or similar debt agreement (“covered debt”), where such a default results in the acceleration of at least $75 million of the principal amount of covered debt, could trigger a cross acceleration provision contained in the WTM Bank Facility.
It is possible that, in the future, one or more of the rating agencies may lower White Mountains’s existing ratings. If one or more of its ratings were lowered, White Mountains could incur higher borrowing costs on future borrowings and its ability to access the capital markets could be impacted. In addition, White Mountains’s insurance and reinsurance operating subsidiaries could be adversely impacted by a lowering of their financial strength ratings, including a possible reduction in demand for their products in certain markets.
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

The 2012 OBH Senior Notes and the SIG Senior Notes were issued under indentures that contain restrictive covenants which, among other things, limit the ability of OneBeacon Ltd., OBH, SIG and their respective subsidiaries to create liens and enter into sale and leaseback transactions and limits the ability of OneBeacon Ltd., OBH, SIG and their respective subsidiaries to consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which OneBeacon Ltd., OBH or SIG must adhere. At March 31, 2014, OneBeacon Ltd., OBH and SIG were in compliance with all of the covenants under the 2012 OBH Senior Notes and the SIG Senior Notes, and anticipate they will continue to remain in compliance with these covenants for the foreseeable future.
In addition, a failure by OneBeacon Ltd. subsidiaries to pay principal and interest on covered debt, where such failure results in the acceleration of at least $75 million of the principal amount of covered debt, could trigger the acceleration of the 2012 OBH Senior Notes. A failure by SIG subsidiaries to pay principal and interest on covered debt, where such failure results in the acceleration of at least $25 million of the principal amount of covered debt, could trigger the acceleration of the SIG Senior Notes.

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

Capital Lease
In December 2011, OneBeacon sold the majority of its fixed assets and capitalized software. OneBeacon entered into lease financing arrangements with US Bancorp Equipment Finance, Inc. (“US Bancorp”) and Fifth Third Equipment Finance Company (“Fifth Third”) whereby OneBeacon sold furniture and equipment and capitalized software, respectively, at a cost equal to net book value. OneBeacon then leased the fixed assets back from US Bancorp for a lease term of five years and leased the capitalized software back from Fifth Third for a lease term of four years. OneBeacon received cash proceeds of $23 million as a result of entering into the sale-leaseback transactions. At the end of the lease terms, OneBeacon will have the obligation to purchase the leased assets for a nominal fee, after which all rights, title and interest would transfer back. As of March 31, 2014, OneBeacon had a capital lease obligation of $11 million included within other liabilities and a capital lease asset of $10 million included within other assets.

Share Repurchases

During the past several years, White Mountains’s board of directors has authorized the Company to repurchase its common shares, from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. As of March 31, 2014, White Mountains may repurchase an additional 529,648 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its board of directors.
During the three months ended March 31, 2014, the Company repurchased 26,323 common shares for $15 million at an average share price of $586, which was 89% of White Mountains’s adjusted book value per share of $656 at March 31, 2014. These repurchases were comprised of 15,848 common shares repurchased under the board authorization for $9 million at an average share price of $577 and 10,475 common shares repurchased pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not fall under the board authorizations referred to above.

Cash Flows

 Detailed information concerning White Mountains’s cash flows during the three months ended March 31, 2014 and 2013 follows:

Cash flows from operations for the three months ended March 31, 2014 and 2013
Net cash flows used for continuing operations were $33 million and $184 million in the first three months of 2014 and 2013, respectively. A decrease in cash flows from continuing operations in the first three months of 2014 from the settlements and purchases of derivative instruments at WM Life Re and payments made on losses related to hurricane Sandy was partially offset by an increase at OneBeacon due to net cash flows driven by new business. The net use of cash for continuing operations for the first three months of 2013 was primarily due to payments made on losses related to hurricane Sandy and major catastrophes in 2010 and 2011, primarily from earthquakes in Chile, Japan and New Zealand, as well as commutations and runoff of Sirius Group's casualty business. Net cash flows used for discontinued operations was $15 million and $41 million in the first three months of 2014 and 2013, respectively. The cash outflows from discontinued operations in the first three months of 2014 and 2013 were primarily due to the runoff of reserves related to businesses that OneBeacon has agreed to sell to Armour.
White Mountains does not believe that these trends will have a meaningful impact on its future liquidity or its ability to meet its future cash requirements.

Cash flows from investing and financing activities for the three months ended March 31, 2014
Financing and Other Capital Activities
During the first quarter of 2014, the Company declared and paid a $6 million cash dividend to its common shareholders.
During the first quarter of 2014, the Company repurchased and retired 26,323 of its common shares for $15 million, which included 10,475 common shares repurchased under employee benefit plans.
During the first quarter of 2014, OneBeacon Ltd. declared and paid $20 million of cash dividends to its common shareholders. White Mountains received a total of $15 million of these dividends.
During the first quarter of 2014, White Mountains contributed $15 million to WM Advisors.
During the first quarter of 2014, Sirius Group paid $13 million of interest on the SIG Senior Notes.

Acquisitions and Dispositions
During the first quarter of 2014, White Mountains Solutions completed the shell sale of Citation and received $13 million as consideration.
On March 14, 2014, White Mountains acquired 60% of the outstanding Class A common units of QuoteLab for an initial purchase price of $28 million.
On February 19, 2014, White Mountains acquired 54% of the outstanding common shares of Wobi for NIS 14 million (approximately $4 million based upon the foreign exchange spot rate at the date of acquisition).  In addition to the common shares, White Mountains also purchased NIS 13 million (approximately $4 million based upon the foreign exchange spot rate at the date of acquisition) of newly-issued convertible preferred shares of Wobi.
On January 31, 2014, White Mountains acquired certain assets and liabilities of Star & Shield Holdings LLC, including SSRM, the attorney-in-fact for SSIE, for a purchase price of $2 million. White Mountains also purchased $12 million of surplus notes issued by SSIE.

Cash flows from investing and financing activities for the three months ended March 31, 2013
Financing and Other Capital Activities
During the first quarter of 2013, the Company declared and paid a $6 million cash dividend to its common shareholders.
During the first quarter of 2013, the Company repurchased and retired 140,224 of its common shares for $79 million, which included 224 common shares repurchased under employee benefit plans.
During the first quarter of 2013, White Mountains repaid the $75 million that was outstanding under its previous credit facility at December 31, 2012. White Mountains also borrowed and repaid an additional $80 million under its previous credit facility during the quarter.
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
During the first quarter of 2013, White Mountains contributed $20 million to WM Life Re.

Acquisitions and Dispositions
During the first quarter of 2013, White Mountains Solutions closed on the acquisition of Ashmere, a small runoff subsidiary of American International Group, for a purchase price of $10 million.
During the first quarter of 2013, OneBeacon completed the sale of Essentia and received $31 million as consideration.

FAIR VALUE CONSIDERATIONS

General
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

Invested Assets
White Mountains’s invested assets that are measured at fair value include fixed maturity securities, common and preferred equity securities, convertible fixed maturity securities and interests in hedge funds and private equity funds.
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
As of March 31, 2014, approximately 94% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturity securities, primarily investments in U.S. Treasuries, common equity securities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturity securities including corporate debt, state and other governmental debt, convertible fixed maturity securities and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include White Mountains’s investments in hedge funds and private equity funds, as well as investments in certain debt securities, including asset-backed securities, where quoted market prices are unavailable. White Mountains determines when transfers between levels have occurred as of the beginning of the period. White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value. The outside pricing services used by White Mountains have indicated that if no observable inputs are available for a security, they will not provide a price.

In those circumstances, White Mountains estimates the fair value using industry standard pricing models and observable inputs such as benchmark interest rates, market comparables, broker quotes, issuer spreads, bids, offers, credit rating prepayment speeds and other relevant inputs. White Mountains performs procedures to validate the market prices obtained from the outside pricing sources. Such procedures, which cover substantially all of its fixed maturity investments include, but are not limited to, evaluation of model pricing methodologies and review of the pricing services’ quality control processes and procedures on at least an annual basis, comparison of market prices to prices obtained from different independent pricing vendors on at least a semi-annual basis, monthly analytical reviews of certain prices, and review of assumptions utilized by the pricing service for selected measurements on an ad hoc basis throughout the year. White Mountains also performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price on an ad-hoc basis throughout the year. Prices provided by the pricing services that vary by more than 5% and $1 million from the expected price based on these procedures are considered outliers. Also considered outliers are prices that have not changed from period to period and prices that have trended unusually compared to market conditions. In circumstances where the results of White Mountains’s review process do not appear to support the market price provided by the pricing services, White Mountains challenges the price.  The fair values of such securities are considered to be Level 3 measurements.

Variable Annuity Reinsurance Liabilities
White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. White Mountains carries the benefit guarantees at fair value. The fair value of the guarantees is estimated using actuarial and capital market assumptions related to the projected discounted cash flows over the term of the reinsurance agreement. The valuation uses assumptions about surrenders rates, market volatilities and other factors, and includes a risk margin which represents the additional compensation a market participant would require to assume the risks related to the business. The selection of surrender rates, market volatility assumptions, risk margins and other factors require the use of significant management judgment. Assumptions regarding future policyholder behavior, including surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimate. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value of the liabilities associated with these guarantees that could materially affect results of operations. All of White Mountains’s variable annuity reinsurance liabilities ($54 million) were classified as Level 3 measurements at March 31, 2014.
WM Life Re projects future surrender rates by year for policies based on a combination of actual experience and expected policyholder behavior.  Actual policyholder behavior, either individually or collectively, may differ from projected behavior as a result of a number of factors such as the level of the account value versus guarantee value and applicable surrender charge, views of the primary insurance company’s financial strength and ability to pay the guarantee at maturity, annuitants’ need for money in a prolonged recession and time remaining to receive the guarantee at maturity.  Policyholder behavior is especially difficult to predict given that WM Life Re's reinsurance contracts are relatively new and the market turmoil seen over the last several years is unprecedented for this type of product in the Japanese market.  Actual policyholder behavior may differ materially from WM Life Re’s projections.
At the account value levels as of March 31, 2014, the average assumed surrender rate was approximately 17% per annum. The potential change in the fair value of the liability due to a change in current surrender assumptions is as follows:

	Change in fair value of liability
Millions	March 31, 2014	December 31, 2013
Decrease 100% (to zero surrenders)	$6	$8
Increase 100%	$(4)	$(7)

The amounts in the table above could increase in the future if the fair value of the variable annuity guarantee liability changes due to factors other than the surrender assumptions (e.g., a decline in the ratio of the annuitants’ aggregate account values to their aggregate guarantee values).

NON-GAAP FINANCIAL MEASURES

This report includes three non-GAAP financial measures that have been reconciled to their most comparable GAAP financial measures. White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’s results of operations and financial condition.
Adjusted comprehensive income is a non-GAAP financial measure that excludes the change in equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes, from comprehensive income. In the calculation of comprehensive income under GAAP, fixed maturity investments are marked-to-market while the liabilities to which those assets are matched are not. Symetra attempts to earn a “spread” between what it earns on its investments and what it pays out on its products. In order to try to fix this spread, Symetra invests in a manner that tries to match the duration and cash flows of its investments with the required cash outflows associated with its life insurance and structured settlements products. As a result, Symetra typically earns the same spread on in-force business whether interest rates fall or rise. Further, at any given time, some of Symetra’s structured settlement obligations may extend 40 or 50 years into the future, which is further out than the longest maturing fixed maturity investments regularly available for purchase in the market (typically 30 years). For these long-dated products, Symetra is unable to fully match the obligation with assets until the remaining expected payout schedule comes within the duration of securities available in the market. If at that time, these fixed maturity investments have yields that are lower than the yields expected when the structured settlement product was originally priced, the spread for the product will shrink and Symetra will ultimately harvest lower returns for its shareholders. GAAP comprehensive income increases when rates decline, which would suggest an increase in the value of Symetra - the opposite of what is happening to the intrinsic value of the business. Therefore, White Mountains’s management and Board of Directors use adjusted comprehensive income when assessing Symetra’s quarterly financial performance. In addition, this measure is typically the predominant component of change in adjusted book value per share, which is used in calculation of White Mountains’s performance for both short-term (annual bonus) and long-term incentive plans. The reconciliation of adjusted comprehensive income to comprehensive income is included on page 44.
Adjusted book value per share is a non-GAAP measure which is derived by expanding the GAAP calculation of book value per White Mountains common share to exclude equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes. In addition, the number of common shares outstanding used in the calculation of adjusted book value per share is adjusted to exclude unearned restricted common shares, the compensation cost of which, at the date of calculation, has yet to be amortized. The reconciliation of adjusted book value per share to GAAP book value per share is included on page 44.
Total capital at White Mountains is comprised of White Mountains’s common shareholders’ equity, debt and non-controlling interest in OneBeacon Ltd., HG Global and the SIG Preference Shares. Total adjusted capital excludes the equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes from total capital. The reconciliation of total capital to total adjusted capital is included on page 62.

CRITICAL ACCOUNTING ESTIMATES

Refer to the Company’s 2013 Annual Report on Form 10-K for a complete discussion regarding White Mountains’s critical accounting estimates.

FORWARD-LOOKING STATEMENTS

This report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or referenced in this report which address activities, events or developments which White Mountains expects or anticipates will or may occur in the future are forward-looking statements. The words “will”, “believe”, “intend”, “expect”, “anticipate”, “project”, “estimate”, “predict” and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, statements with respect to White Mountains’s:

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

These statements are based on certain assumptions and analyses made by White Mountains in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform with its expectations and predictions is subject to a number of risks and uncertainties that could cause actual results to differ materially from expectations, including:

•	the risks associated with Item 1A of White Mountains’s 2013 Annual Report on Form 10-K;

•	claims arising from catastrophic events, such as hurricanes, earthquakes, floods, fires, terrorist attacks or severe winter weather;

•	the continued availability of capital and financing;

•	general economic, market or business conditions;

•	business opportunities (or lack thereof) that may be presented to it and pursued;

•	competitive forces, including the conduct of other property and casualty insurers and reinsurers;

•	changes in domestic or foreign laws or regulations, or their interpretation, applicable to White Mountains, its competitors or its customers;

•	an economic downturn or other economic conditions adversely affecting its financial position;

•	recorded loss reserves subsequently proving to have been inadequate;

•	actions taken by ratings agencies from time to time, such as financial strength or credit ratings downgrades or placing ratings on negative watch; and

•	other factors, most of which are beyond White Mountains’s control.

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

Refer to White Mountains’s 2013 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”.  As of March 31, 2014, there were no material changes in the market risks as described in White Mountains’s most recent Annual Report.

Item 4.	Controls and Procedures.

The Principal Executive Officer (“PEO”) and the Principal Financial Officer (“PFO”) of White Mountains have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the PEO and PFO have concluded that White Mountains’s disclosure controls and procedures are adequate and effective.
There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2014.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

Refer to White Mountains’s 2013 Annual Report on Form 10-K and in particular Item 3. - “Legal Proceedings”.  As of March 31, 2014, there were no material changes in the legal proceedings as described in White Mountains’s most recent Annual Report.

Item 1A.	Risk Factors.

There have been no material changes to any of the risk factors previously disclosed the Registrant’s 2013 Annual Report on Form 10-K.

Item 2.	Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
January 1-January 31, 2014	9,622	$603.08	—	545,496
February 1-February 28, 2014	7,464	$575.61	6,611	538,885
March 1-March 31, 2014	9,237	$577.82	9,237	529,648
Total	26,323	$586.42	15,848	529,648
(1) On November 17, 2006, White Mountains’s board of directors authorized the Company to repurchase up to 1 million of its common shares, from time to time, subject to market conditions.  On August 26, 2010 and May 25, 2012, White Mountains’s board of directors authorized the Company to repurchase up to an additional 600,000 and 1,000,000, respectively, common shares, for a total authorization of 2.6 million shares.  Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorization does not have a stated expiration.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits
	10.1	—	Amended and Restated Surplus Note Purchase Agreement Between Build America Mutual Assurance Company, as Issuer and HG Holdings Ltd. and HG Re Ltd. as Purchasers Dated as of January 1, 2014. *
	11	—	Statement Re Computation of Per Share Earnings. **
	31.1	—	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. *
	31.2	—	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. *
	32.1	—	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
	32.2	—	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
	101.1	—
The following financial information from White Mountains’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets, March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations and Comprehensive Income, Three Months Ended March 31, 2014 and 2013; (iii) Consolidated Statements of Changes in Equity, Three Months Ended March 31, 2014 and 2013; (iv) Consolidated Statements of Cash Flows, Three Months Ended March 31, 2014 and 2013; and (v) Notes to Consolidated Financial Statements. *

*	Included herein
**	Not included as an exhibit as the information is contained elsewhere within this report. See Note 10 of the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date:	April 28, 2014	By: /s/ J. Brian Palmer
J. Brian Palmer
Vice President and Chief Accounting Officer