Form 10-Q
period 2014-06-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2014-07-29
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2014

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

As of July 29, 2014, 6,140,701 common shares with a par value of $1.00 per share were outstanding (which includes 81,325 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Part I.FINANCIAL INFORMATION.

Item 1.	Financial Statements
WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

(Millions, except share amounts)	June 30, 2014	December 31, 2013
Assets	Unaudited
Fixed maturity investments, at fair value	$5,008.0	$5,030.5
Short-term investments, at amortized cost (which approximates fair value)	564.0	635.9
Common equity securities, at fair value	1,206.1	1,156.8
Convertible fixed maturity investments, at fair value	70.7	80.5
Other long-term investments	313.0	288.9
Total investments	7,161.8	7,192.6
Cash (restricted: $27.8 and $56.1)	331.0	382.8
Reinsurance recoverable on unpaid losses	433.2	428.1
Reinsurance recoverable on paid losses	18.9	25.4
Insurance and reinsurance premiums receivable	717.9	518.9
Funds held by ceding companies	89.0	106.3
Investments in unconsolidated affiliates	419.1	321.4
Deferred acquisition costs	191.2	174.7
Deferred tax asset	462.8	512.1
Ceded unearned insurance and reinsurance premiums	142.0	92.4
Accrued investment income	43.6	39.3
Accounts receivable on unsettled investment sales	76.6	12.1
Other assets	520.1	458.1
Assets held for sale	1,750.7	1,880.1
Total assets	$12,357.9	$12,144.3
Liabilities
Loss and loss adjustment expense reserves	$3,053.3	$3,079.3
Unearned insurance and reinsurance premiums	1,093.4	901.4
Variable annuity benefit guarantee	31.8	52.8
Debt	677.5	676.4
Deferred tax liability	336.5	356.2
Accrued incentive compensation	157.9	218.3
Ceded reinsurance payable	159.2	71.9
Funds held under insurance and reinsurance contracts	124.0	127.1
Accounts payable on unsettled investment purchases	28.2	20.5
Other liabilities	336.8	362.9
Liabilities held for sale	1,750.7	1,880.1
Total liabilities	7,749.3	7,746.9
Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share - authorized 50,000,000 shares;
issued and outstanding 6,150,515 and 6,176,739 shares	6.2	6.2
Paid-in surplus	1,047.7	1,044.9
Retained earnings	2,965.8	2,802.3
Accumulated other comprehensive income (loss), after tax:
Equity in net unrealized gains (losses) from investments in Symetra common shares	29.0	(40.4)
Net unrealized foreign currency translation gains	52.5	88.4
Pension liability and other	4.3	4.1
Total White Mountains’s common shareholders’ equity	4,105.5	3,905.5
Non-controlling interests
Non-controlling interest - OneBeacon Ltd.	280.6	273.7
Non-controlling interest - SIG Preference Shares	250.0	250.0
Non-controlling interest - HG Global	18.2	16.6
Non-controlling interest - BAM	(107.2)	(97.6)
Non-controlling interest - other	61.5	49.2
Total non-controlling interests	503.1	491.9
Total equity	4,608.6	4,397.4
Total liabilities and equity	$12,357.9	$12,144.3
 See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except per share amounts)	2014	2013	2014	2013
Revenues:
Earned insurance and reinsurance premiums	$503.4	$497.5	$997.0	$992.9
Net investment income	29.1	28.7	53.4	57.2
Net realized and unrealized investment gains (losses)	113.9	(37.3)	177.7	37.9
Other revenue	6.4	.4	3.0	28.7
Total revenues	652.8	489.3	1,231.1	1,116.7
Expenses:
Loss and loss adjustment expenses	282.7	274.6	512.0	518.9
Insurance and reinsurance acquisition expenses	98.9	76.1	194.0	174.3
Other underwriting expenses	81.9	84.5	163.3	163.6
General and administrative expenses	70.3	40.2	120.6	84.0
Interest expense	10.0	10.3	20.1	20.5
Total expenses	543.8	485.7	1,010.0	961.3

Pre-tax income from continuing operations	109.0	3.6	221.1	155.4

Income tax (expense) benefit	(23.9)	.6	(54.2)	(41.0)

Net income from continuing operations	85.1	4.2	166.9	114.4

Net income from discontinued operations, net of tax	2.6	3.9	2.1	4.4

Income before equity in earnings of unconsolidated affiliates	87.7	8.1	169.0	118.8

Equity in earnings of unconsolidated affiliates, net of tax	12.5	7.1	26.3	16.3

Net income	100.2	15.2	195.3	135.1
Net (income) loss attributable to non-controlling interests	(4.6)	11.1	(4.1)	11.6

Net income attributable to White Mountains’s common shareholders	95.6	26.3	191.2	146.7

Other comprehensive income, net of tax:
Change in equity in net unrealized gains (losses) from investments in Symetra common shares, net of tax	32.9	(66.0)	69.4	(74.0)
Change in foreign currency translation, pension liability and other	(27.9)	(34.6)	(35.7)	(38.3)

Comprehensive income (loss) attributable to White Mountains’s common shareholders	$100.6	$(74.3)	$224.9	$34.4

Income per share attributable to White Mountains’s common shareholders
Basic income per share
Continuing operations	$15.10	$3.62	$30.66	$22.84
Discontinued operations	.43	.64	.34	.71
Total consolidated operations	$15.53	$4.26	$31.00	$23.55

Diluted income per share
Continuing operations	$15.10	$3.62	$30.66	$22.84
Discontinued operations	.43	.64	.34	.71
Total consolidated operations	$15.53	$4.26	$31.00	$23.55

Dividends declared per White Mountains’s common share	$—	$—	$1.00	$1.00
 See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited

	White Mountains’s Common Shareholders’ Equity
(Millions)	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2014	$1,051.1	$2,802.3	$52.1	$3,905.5	$491.9	$4,397.4

Net income	—	191.2	—	191.2	4.1	195.3
Net change in unrealized gains from investments in unconsolidated affiliates	—	—	69.4	69.4	—	69.4
Net change in foreign currency translation	—	—	(35.9)	(35.9)	—	(35.9)
Net change in pension liability and other accumulated comprehensive items	—	—	.2	.2	—	.2
Total comprehensive income	—	191.2	33.7	224.9	4.1	229.0
Dividends declared on common shares	—	(6.2)	—	(6.2)	—	(6.2)
Dividends to non-controlling interests	—	—	—	—	(19.9)	(19.9)
Repurchases and retirements of common shares	(8.8)	(21.5)	—	(30.3)	—	(30.3)
Issuances of common shares	2.9	—	—	2.9	—	2.9
Net contributions from non-controlling interests	—	—	—	—	26.6	26.6
Amortization of restricted share awards	8.7	—	—	8.7	.4	9.1
Balance at June 30, 2014	$1,053.9	$2,965.8	$85.8	$4,105.5	$503.1	$4,608.6

	White Mountains’s Common Shareholders’ Equity
(Millions)	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2013	$1,057.2	$2,542.7	$131.9	$3,731.8	$526.4	$4,258.2

Net income (loss)	—	146.7	—	146.7	(11.6)	135.1
Net change in unrealized losses from investments in unconsolidated affiliates	—	—	(74.0)	(74.0)	—	(74.0)
Net change in foreign currency translation	—	—	(38.5)	(38.5)	—	(38.5)
Net change in pension liability and other accumulated comprehensive items	—	—	.2	.2	—	.2
Total comprehensive income (loss)	—	146.7	(112.3)	34.4	(11.6)	22.8
Dividends declared on common shares	—	(6.2)	—	(6.2)	—	(6.2)
Dividends to non-controlling interests	—	—	—	—	(19.8)	(19.8)
Repurchases and retirements of common shares	(23.8)	(56.0)	—	(79.8)	—	(79.8)
Issuances of common shares	1.0	—	—	1.0	—	1.0
Net contributions from non-controlling interests	—	—	—	—	5.5	5.5
Amortization of restricted share awards	8.0	—	—	8.0	.7	8.7
Balance at June 30, 2013	$1,042.4	$2,627.2	$19.6	$3,689.2	$501.2	$4,190.4
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended
	June 30,
(Millions)	2014	2013
Cash flows from operations:
Net income	$195.3	$135.1
Charges (credits) to reconcile net income to net cash (used for) provided from operations:
Net realized and unrealized investment gains	(177.7)	(37.9)
Deferred income tax expense	22.6	8.2
Net income from discontinued operations	(2.1)	(4.4)
Gain on sale of subsidiary - Citation and Essentia	(.7)	(23.0)
Excess of fair value of acquired net assets over cost - Ashmere	—	(6.9)
Undistributed equity in earnings from unconsolidated affiliates, net of tax	(26.3)	(16.3)
Other operating items:
Net change in loss and loss adjustment expense reserves	(39.7)	(99.4)
Net change in reinsurance recoverable on paid and unpaid losses	2.2	36.0
Net change in unearned insurance and reinsurance premiums	191.0	112.3
Net change in variable annuity benefit guarantee liabilities	(21.0)	(247.4)
Net change in variable annuity benefit guarantee derivative instruments	(5.6)	(43.0)
Net change in deferred acquisition costs	(16.5)	12.5
Net change in funds held by ceding companies	17.3	35.0
Net change in ceded unearned premiums	(49.6)	(54.5)
Net change in funds held under reinsurance treaties	(3.2)	33.1
Net change in insurance and reinsurance premiums receivable	(195.6)	(191.7)
Net change in ceded reinsurance payable	80.0	70.8
Net change in restricted cash	28.3	188.6
Net change in other assets and liabilities, net	(10.4)	(98.7)
Net cash used for operations - continuing operations	(11.7)	(191.6)
Net cash used for operations - discontinued operations	(30.7)	(72.8)
Net cash used for operations	(42.4)	(264.4)
Cash flows from investing activities:
Net change in short-term investments	50.3	24.2
Sales of fixed maturity and convertible fixed maturity investments	2,340.9	2,639.4
Maturities, calls and paydowns of fixed maturity and convertible fixed maturity investments	277.6	310.3
Sales of common equity securities	127.6	348.2
Distributions and redemptions of other long-term investments	26.9	23.3
Sales of consolidated and unconsolidated affiliates, net of cash sold	12.8	31.3
Funding of operational cash flows for discontinued operations	(30.7)	(72.8)
Purchases of other long-term investments	(17.7)	(21.9)
Purchases of common equity securities	(124.0)	(251.9)
Purchases of fixed maturity and convertible fixed maturity investments	(2,531.6)	(2,605.2)
Purchases of consolidated and unconsolidated affiliates, net of cash acquired	(32.2)	(9.2)
Net change in unsettled investment purchases and sales	(57.8)	34.3
Net acquisitions of property and equipment	(3.9)	(6.2)
Net cash provided from investing activities - continuing operations	38.2	443.8
Net cash provided from investing activities - discontinued operations	30.7	72.8
Net cash provided from investing activities	68.9	516.6
Cash flows from financing activities:
Draw down of revolving line of credit	—	130.0
Repayment of revolving line of credit	(.2)	(205.0)
Payments on capital lease obligation	(2.6)	(2.7)
Cash dividends paid to the Company’s common shareholders	(6.2)	(6.2)
Cash dividends paid to OneBeacon Ltd.’s non-controlling common shareholders	(9.9)	(9.9)
Cash dividends paid on SIG Preference Shares	(9.4)	(9.4)
Common shares repurchased	(25.7)	(79.8)
Capital contributions from non-controlling interest of consolidated LPs	2.5	—
Redemptions paid to non-controlling interest of consolidated LPs	(4.9)	—
Collateral provided by interest rate cap counterparties	(4.5)	—
Capital contributions from BAM members	7.7	8.0
Net cash used for financing activities - continuing operations	(53.2)	(175.0)
Net cash (used for) provided from financing activities - discontinued operations	—	—
Net cash used for financing activities	(53.2)	(175.0)
Effect of exchange rate changes on cash	3.2	(2.7)
Net change in cash during the period	(23.5)	74.5
Cash balances at beginning of period (excludes restricted cash balances of $56.1 and $249.8)	326.7	212.6
Cash balances at end of period (excludes restricted cash balances of $27.8 and $61.2)	$303.2	$287.1
Supplemental cash flows information:
Interest paid	$(19.1)	$(19.3)
Net income tax refund (payment) to national governments	$1.6	$(8.4)
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
The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of property and casualty insurance companies (collectively, “OneBeacon”). OneBeacon is a specialty property and casualty insurance writer that offers a wide range of insurance products in the United States through independent agencies, regional and national brokers, wholesalers and managing general agencies. During the third quarter of 2013, OneBeacon formed Split Rock Insurance, Ltd. (“Split Rock”), a Bermuda-based reinsurance company. As of June 30, 2014 and December 31, 2013, White Mountains owned 75.3% and 75.2% of OneBeacon Ltd.’s outstanding common shares.
As discussed further in Note 2, OneBeacon entered into a definitive agreement to sell its runoff business (the “Runoff Business”) in October 2012 (the “Runoff Transaction”).  Accordingly, the Runoff Business is presented as discontinued operations. The OneBeacon Runoff Business includes assets and liabilities that are principally related to non-specialty commercial lines and certain other runoff business that it no longer writes, including nearly all of its asbestos and environmental reserves. Assets and liabilities associated with the Runoff Business as of June 30, 2014 and December 31, 2013 have been presented as held for sale in the financial statements (See Note 15 for discontinued operations).
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
The HG Global/BAM segment consists of HG Global Ltd. (“HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”). In 2012, White Mountains capitalized HG Global with $594.5 million to fund the start-up of BAM. BAM is a municipal bond insurer domiciled in New York that was established to provide insurance on bonds issued to support essential U.S. public purposes such as schools, utilities, core governmental functions and existing transportation facilities. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of surplus notes issued by BAM (the “BAM Surplus Notes”). HG Global, through its wholly-owned subsidiary, HG Re Ltd. (“HG Re”), also provides 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. As of June 30, 2014 and December 31, 2013, White Mountains owned 96.9% and 97.3% of HG Global's preferred equity and 88.4% and 88.7% of its common equity. White Mountains does not have an ownership interest in BAM, which is a mutual insurance company owned by its members. However, GAAP requires White Mountains to consolidate BAM's results in its financial statements. BAM's results are attributed to non-controlling interests.
White Mountains’s Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), White Mountains’s variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd. (“Life Re Bermuda”), which is in runoff, and its U.S.-based service provider, White Mountains Financial Services LLC (collectively, “WM Life Re”), and White Mountains’s investments in Wobi Insurance Agency Ltd. (“Wobi”), QuoteLab Holdings LLC (“QuoteLab”) and Star & Shield Risk Management LLC (“SSRM”). At June 30, 2014, White Mountains holds $17.0 million of Star & Shield Insurance Exchange’s (“SSIE”) surplus notes but does not have an ownership interest in SSIE, which is a reciprocal and is owned by its policyholders. However, as a result of SSRM’s role as the attorney-in-fact to SSIE and the investment in SSIE’s surplus notes, White Mountains is required to consolidate SSIE in its GAAP financial statements. SSIE’s results do not affect White Mountains’s common shareholders’ equity as they are attributable to non-controlling interests.
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
The percentage of the non-controlling shareholders’ ownership interest in OneBeacon Ltd. at June 30, 2014 and December 31, 2013 was 24.7% and 24.8%.
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
White Mountains is required to consolidate BAM in its GAAP financial statements. However, since BAM is a mutual insurance company that is owned by its members, BAM’s results do not affect White Mountains’s common shareholders’ equity as they are attributable to non-controlling interests. For the three and six months ended June 30, 2014, White Mountains reported $8.0 million and $16.6 million in pre-tax losses from BAM that have been allocated to non-controlling interest. For the three and six months ended June 30, 2013, White Mountains reported $26.7 million and $45.1 million in pre-tax losses from BAM that have been allocated to non-controlling interest.
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
At June 30, 2014 and December 31, 2013, the non-controlling equity interest in White Mountains’s consolidated limited partnerships was $44.7 million and $46.1 million.  At June 30, 2014, the non-controlling equity interest in Wobi was $4.5 million. At June 30, 2014, the non-controlling equity interest in QuoteLab was $18.8 million. At June 30, 2014, the non-controlling equity interest in SSIE was $(9.7) million. At June 30, 2014 and December 31, 2013, the non-controlling equity interest in A.W.G. Dewar Inc, a subsidiary of OneBeacon, was $3.2 million and $3.1 million.

Recently Adopted Changes in Accounting Principles

Unrecognized Tax Benefits
Effective January 1, 2014, White Mountains adopted ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASC 740). The new ASU requires balance sheet presentation of an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward or tax credit carryforward rather than as a liability. The exception is in circumstances where a carryforward is not available to settle the additional taxes that might arise upon disallowance of the tax position under the tax law of the applicable jurisdiction. Prior to the issuance of ASU 2013-11, the guidance for unrecognized tax benefits under ASC 740 did not provide explicit guidance on whether an entity should present an unrecognized tax benefit as a liability or as a reduction of NOL carryforwards or other tax credits. In circumstances where an NOL carryforward is not available to offset settlement of any additional taxes arising from a disallowed tax position, the unrecognized tax benefit should be presented as a liability. The new guidance became effective for White Mountains on January 1, 2014. Adoption did not have any impact on White Mountains's financial condition, results of operations or cash flows.

Recently Issued Accounting Pronouncements

Revenue Recognition
On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606) which modifies the guidance for revenue recognition. The scope of the new ASU excludes insurance contracts but is applicable to certain fee arrangements, such as investment management fees. White Mountains is in the process of evaluating the new guidance and has not yet determined the potential effect of adoption on its financial position, results of operations, or cash flows. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2016.

Share-Based Compensation Awards
On June 19, 2014, the FASB issued ASU 2014-12, Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance is intended to eliminate diversity in practice for employee share-based awards containing performance targets that could be achieved after the requisite service period. Some reporting entities account for performance targets that can be achieved after the requisite service period as performance conditions that affect the vesting of the award while other reporting entities treat those performance targets as nonvesting conditions that affect the grant-date fair value of the award. The updated guidance requires that a performance target that affects vesting and that can be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which service has been rendered. White Mountains is in the process of evaluating the new guidance and has not yet determined the potential effect of adoption on its financial position, results of operations, or cash flows. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015.

Qualified Affordable Housing Projects
On January 15, 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects (“QAHP”) (ASC 323), which permits companies to make an accounting policy election to account for its investment in a QAHP using the proportional amortization method, if certain conditions are met. Under this method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received, with the net investment performance recognized in the income statement as a component of income tax expense. The new guidance also requires certain new disclosures for all QAHP investments. ASU 2014-01 is effective for annual and interim reporting periods beginning after December 15, 2014 and may be applied retrospectively to all periods presented upon adoption. White Mountains currently holds an investment in a QAHP that is accounted for under the equity method and does not expect the adoption to have a material impact on its financial position, results of operations or cash flows.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
On April 10, 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity to reduce diversity in practice for reporting discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The updated guidance is effective for transactions entered into after December 15, 2014.

Note 2. Significant Transactions

DavidShield
In June 2014, White Mountains committed $21.0 million to fund a 50/50 joint venture with DavidShield Group (“DavidShield”) for the development, marketing and distribution of PassportCard travel insurance. The transaction is expected to close in the fourth quarter of 2014, subject to regulatory approvals.

QuoteLab
On March 14, 2014, White Mountains acquired 60% of the outstanding Class A common units of QuoteLab. As of June 30, 2014, White Mountains owned 58.9% of the equity of QuoteLab. QuoteLab is an advertising technology company that operates a transparent online advertising exchange that facilitates transactions between buyers and sellers of insurance media, including advertising inventory on QuoteLab’s owned and operated websites. White Mountains paid an initial purchase price of $28.1 million and will pay additional consideration to the sellers equal to 62.5% of the 2015 gross profit in excess of the 2013 gross profit. At acquisition, QuoteLab had total assets of $56.9 million, including $43.7 million of intangible assets, and total liabilities of $10.0 million.

Wobi
On February 19, 2014, White Mountains acquired 54% of the outstanding common shares of Wobi for NIS 14.4 million (approximately $4.1 million based upon the foreign exchange spot rate at the date of acquisition).  In addition to the common shares, White Mountains also purchased NIS 12.7 million (approximately $3.6 million based upon the foreign exchange spot rate at the date of acquisition) of newly-issued convertible preferred shares of Wobi.  Wobi is the only price comparison/aggregation business in Israel, with an insurance carrier panel that represents 85% of the premiums written in the Israeli insurance market. Wobi sells four lines of business, primarily personal auto, and operates as an agency, charging upfront commissions on all policy sales. On a fully converted basis, White Mountains owns 60.7% of Wobi. At acquisition, Wobi had total assets of $13.4 million, including $8.4 million of intangible assets, and total liabilities of $0.7 million.

Star & Shield
On January 31, 2014, White Mountains acquired certain assets and liabilities of Star & Shield Holdings LLC, including SSRM, the attorney-in-fact for SSIE, for a purchase price of $1.8 million.
White Mountains also purchased $17.0 million of surplus notes issued by SSIE. Principal and interest on the surplus notes are payable to White Mountains only with approval from the Florida Office of Insurance Regulation.
SSIE is a Florida-domiciled reciprocal insurance exchange providing private passenger auto insurance to the public safety community and their families. SSIE is a variable interest entity (“VIE”). As a result of SSRM’s role as the attorney-in-fact to SSIE and the investment in SSIE’s surplus notes, White Mountains is required to consolidate SSIE. At June 30, 2014, consolidated amounts included total assets of $14.5 million and total liabilities of $24.2 million of SSIE. For the three and six months ended June 30, 2014, SSIE had pre-tax losses of $5.0 million and $9.7 million that were recorded in net loss attributable to non-controlling interests.

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

Sale of OneBeacon Runoff Business
On October 17, 2012, one of OneBeacon’s indirect wholly-owned subsidiaries, OneBeacon Insurance Group LLC, entered into a definitive agreement (as amended, the “Runoff SPA”) with Trebuchet US Holdings, Inc. (“Trebuchet”), a wholly-owned subsidiary of Armour Group Holdings Limited (together with Trebuchet, “Armour”), to sell the Runoff Business. Pursuant to the terms of the agreement, at closing OneBeacon will transfer to Trebuchet all of the issued and outstanding shares of common stock of certain legal entities that will contain the assets, liabilities (including gross and ceded loss reserves) and capital supporting the Runoff Business as well as certain elements of the Runoff Business infrastructure, including staff and office space. The transaction is subject to regulatory approval. A public hearing regarding the transaction was held by the Pennsylvania Insurance Department on July 23, 2014. OneBeacon expects the transaction to close in the second half of 2014. As a result of the agreement, the OneBeacon Runoff Business is reported as discontinued operations (see Note 15).

Common Shares Repurchased and Retired
During the past several years, White Mountains's board of directors has authorized the Company to repurchase its common shares, from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. As of June 30, 2014, White Mountains may repurchase an additional 504,382 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its board of directors.
During the three months ended June 30, 2014, the Company repurchased 25,266 common shares for $14.9 million at an average share price of $589, all of which were repurchased under the board authorization. During the six months ended June 30, 2014, the Company repurchased 51,589 common shares for $30.3 million at an average share price of $588, which was comprised of 41,114 common shares repurchased under the board authorization and 10,475 common shares repurchased pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not reduce the board authorizations referred to above.
During the three months ended June 30, 2013, the Company repurchased 1,311 common shares for $0.8 million at an average share price of $600 pursuant to employee benefit plans. During the six months ended June 30, 2013, the Company repurchased 141,535 common shares for $79.8 million at an average share price of $564, which was comprised of 140,000 common shares repurchased under the board authorization and 1,535 common shares repurchased pursuant to employee benefit plans.

Note 3.  Loss and Loss Adjustment Expense Reserves

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activities of White Mountains’s insurance and reinsurance subsidiaries for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2014	2013	2014	2013
Gross beginning balance	$3,048.4	$3,100.6	$3,079.3	$3,168.9
Less beginning reinsurance recoverable on unpaid losses	(425.2)	(410.8)	(428.1)	(429.1)
Net loss and LAE reserves	2,623.2	2,689.8	2,651.2	2,739.8

Loss and LAE reserves acquired (1)	—	—	—	21.3
Loss and LAE reserves consolidated — SSIE	—	—	13.6	—

Loss and LAE incurred relating to:
Current year losses	278.4	290.0	518.9	532.9
Prior year losses	4.3	(15.4)	(6.9)	(14.0)
Total incurred losses and LAE	282.7	274.6	512.0	518.9

Accretion of fair value adjustment to loss and LAE reserves	.2	.1	.4	1.3
Foreign currency translation adjustment to loss and LAE reserves	(.5)	(4.6)	1.3	(14.2)

Loss and LAE paid relating to:
Current year losses	(65.8)	(83.3)	(100.8)	(119.9)
Prior year losses	(219.7)	(207.3)	(457.6)	(477.9)
Total loss and LAE payments	(285.5)	(290.6)	(558.4)	(597.8)

Net ending balance	2,620.1	2,669.3	2,620.1	2,669.3
Plus ending reinsurance recoverable on unpaid losses	433.2	388.6	433.2	388.6
Gross ending balance	$3,053.3	$3,057.9	$3,053.3	$3,057.9
(1) Loss and LAE reserves acquired relate to WM Solutions purchase of Ashmere in the first quarter of 2013.

Loss and LAE incurred relating to prior year losses for the three and six months ended June 30, 2014
For the three and six months ended June 30, 2014, White Mountains experienced net unfavorable loss reserve development of $4.3 million and net favorable loss reserve development of $6.9 million.
For the three and six months ended June 30, 2014, OneBeacon had net unfavorable loss reserve development of $8.4 million and $7.0 million primarily related to a few large losses in OneBeacon Professional Insurance, as well as OneBeacon Entertainment, OneBeacon Government Risks and OneBeacon Accident Group, partially offset by favorable loss reserve development in OneBeacon Specialty Property. For the three and six months ended June 30, 2014, Sirius Group had net favorable loss reserve development of $6.3 million and $16.1 million primarily due to decreases in property loss reserves, including reductions for prior period catastrophe losses. For both the three and six months ended June 30, 2014, SSIE had net unfavorable loss reserve development of $2.2 million.

Loss and LAE incurred relating to prior year losses for the three and six months ended June 30, 2013
For the three and six months ended June 30, 2013, White Mountains experienced $15.4 million and $14.0 million of net favorable loss reserve development.
For the three and six months ended June 30, 2013, OneBeacon had net favorable loss reserve development of $1.0 million and $3.9 million primarily related to the healthcare business within Professional Insurance, the ocean marine business within International Marine Underwriters, and OneBeacon Government Risks, offset in part by unfavorable loss reserve development for Collector Cars and Boats in the three months ended June 30, 2013. For the three and six months ended June 30, 2013, Sirius Group had net favorable loss reserve development of $14.4 million and $10.1 million primarily due to decreases in property loss reserves, including reductions in loss reserves for the Japan earthquake and hurricane Sandy.

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
White Mountains recognized $0.2 million and $0.4 million of such charges, recorded as loss and LAE for the three and six months ended June 30, 2014, and $0.1 million and $1.3 million for the three and six months ended June 30, 2013.  As of June 30, 2014, the remaining pre-tax un-accreted adjustment was $4.3 million.

Note 4. Third Party Reinsurance

In the normal course of business, White Mountains’s insurance and reinsurance subsidiaries may seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. White Mountains remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.

OneBeacon
At June 30, 2014, OneBeacon had $3.3 million and $92.0 million of reinsurance recoverables on paid and unpaid losses. At December 31, 2013, OneBeacon had $9.7 million and $80.2 million of reinsurance recoverables on paid and unpaid losses. The reinsurance balances associated with the Runoff Business are included in discontinued operations (see Note 15). Reinsurance contracts do not relieve OneBeacon of its obligation to its policyholders. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength and ratings of its reinsurers on an ongoing basis. Uncollectible amounts related to the ongoing specialty business historically have not been significant.
Except as discussed below, there have been no material changes to OneBeacon's reinsurance coverage as discussed in Note 4 —“Reinsurance” in White Mountains’s 2013 Annual Report on Form 10-K.
Effective May 1, 2014, OneBeacon renewed its property catastrophe reinsurance program through April 30, 2015. The program provides coverage for OneBeacon's property business as well as certain acts of terrorism. Under the program, the first $20.0 million of losses resulting from any single catastrophe are retained and 100% of the next $110.0 million of losses resulting from the catastrophe are reinsured. Any loss above $130.0 million would be retained in full. In the event of a catastrophe, OneBeacon's property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.
Also effective May 1, 2014, OneBeacon lowered its retention on its property-per-risk reinsurance program from $10.0 million to $5.0 million.
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

Sirius Group
At June 30, 2014, Sirius Group had $15.6 million and $341.1 million of reinsurance recoverables on paid and unpaid losses that will become recoverable if claims are paid in accordance with current reserve estimates. At December 31, 2013, Sirius Group had $15.7 million and $347.9 million of reinsurance recoverables on paid and unpaid losses. Because retrocessional reinsurance contracts do not relieve Sirius Group of its obligation to its insureds, the collectability of balances due from Sirius Group’s reinsurers is important to its financial strength. Sirius Group monitors the financial strength and ratings of retrocessionaires on an ongoing basis. Uncollectible amounts historically have not been significant.

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
Realized investment gains and losses resulting from sales of investment securities are accounted for using the specific identification method.  Premiums and discounts on all fixed maturity investments are amortized or accreted to income over the anticipated life of the investment.  Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized or accreted cost, which approximated fair value as of June 30, 2014 and December 31, 2013.
Other long-term investments primarily comprise White Mountains’s investments in hedge funds and private equity funds.

Net Investment Income
Pre-tax net investment income for the three and six months ended June 30, 2014 and 2013 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2014	2013	2014	2013
Investment income:
Fixed maturity investments	$25.6	$25.2	$48.0	$51.2
Short-term investments	.6	1.1	1.2	1.8
Common equity securities	5.5	4.9	10.9	9.6
Convertible fixed maturity investments	.8	.6	1.2	1.4
Other long-term investments	1.4	.8	1.7	1.5
Interest on funds held under reinsurance treaties	—	.1	—	.2
Total investment income	33.9	32.7	63.0	65.7
Less third-party investment expenses	(4.8)	(4.0)	(9.6)	(8.5)
Net investment income, pre-tax	$29.1	$28.7	$53.4	$57.2

Net Realized and Unrealized Investment Gains and Losses
Net realized and unrealized investment gains and losses for the three and six months ended June 30, 2014 and 2013 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2014	2013	2014	2013
Net realized investment gains, pre-tax	$30.5	$22.8	$52.2	$59.4
Net unrealized investment gains (losses), pre-tax	83.4	(60.1)	125.5	(21.5)
Net realized and unrealized investment gains (losses), pre-tax	113.9	(37.3)	177.7	37.9
Income tax (expense) benefit attributable to net realized and unrealized investment gains (losses)	(23.0)	12.5	(38.7)	(1.2)
Net realized and unrealized investment gains (losses), after tax	$90.9	$(24.8)	$139.0	$36.7

Net realized investment gains (losses)
Net realized investment gains (losses) for the three and six months ended June 30, 2014 and 2013 consisted of the following:

	Three Months Ended			Three Months Ended
	June 30, 2014			June 30, 2013
Millions	Net realized gains (losses)	Net foreign exchange gains (losses)	Total net realized gains (losses) reflected in earnings	Net realized gains (losses)	Net foreign currency gains (losses)	Total net realized gains (losses) reflected in earnings
Fixed maturity investments	$5.7	$3.0	$8.7	$6.8	$(4.0)	$2.8
Short-term investments	—	—	—	.2	.5	.7
Common equity securities	19.4	—	19.4	22.7	.2	22.9
Convertible fixed maturity investments	1.5	—	1.5	(3.4)	—	(3.4)
Other long-term investments	.6	.3	.9	3.0	(3.0)	—
Forward contracts	—	—	—	(.2)	—	(.2)
Net realized investment gains (losses), pre-tax	27.2	3.3	30.5	29.1	(6.3)	22.8
Income tax (expense) benefit attributable to net realized investment gains (losses)	(5.3)	(1.0)	(6.3)	(5.5)	1.4	(4.1)
Net realized investment gains (losses), after tax	$21.9	$2.3	$24.2	$23.6	$(4.9)	$18.7

	Six Months Ended			Six Months Ended
	June 30, 2014			June 30, 2013
Millions	Net realized gains (losses)	Net foreign exchange gains (losses)	Total net realized gains (losses) reflected in earnings	Net realized gains (losses)	Net foreign currency gains (losses)	Total net realized gains (losses) reflected in earnings
Fixed maturity investments	$10.1	$(.5)	$9.6	$29.4	$(18.6)	$10.8
Short-term investments	—	—	—	.1	.7	.8
Common equity securities	38.3	(.1)	38.2	45.3	—	45.3
Convertible fixed maturity investments	3.9	—	3.9	(.6)	—	(.6)
Other long-term investments	.3	.3	.6	5.9	(3.0)	2.9
Forward contracts	(.1)	—	(.1)	.2	—	.2
Net realized investment gains (losses), pre-tax	52.5	(.3)	52.2	80.3	(20.9)	59.4
Income tax (expense) benefit attributable to net realized investment gains (losses)	(9.9)	(.1)	(10.0)	(17.3)	4.7	(12.6)
Net realized investment gains (losses), after tax	$42.6	$(.4)	$42.2	$63.0	$(16.2)	$46.8

Net unrealized investment gains (losses)
The following table summarizes net unrealized investment gains (losses) for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended			Three Months Ended
	June 30, 2014			June 30, 2013
Millions	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total net unrealized gains (losses) reflected in earnings	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total net unrealized gains (losses) reflected in earnings
Fixed maturity investments	$24.9	$28.2	$53.1	$(80.8)	$36.5	$(44.3)
Common equity securities	21.0	1.4	22.4	(20.4)	1.0	(19.4)
Convertible fixed maturity investments	(2.4)	0.3	(2.1)	(1.7)	0.3	(1.4)
Other long-term investments	8.7	1.3	10.0	0.9	4.1	5.0
Net unrealized investment gains (losses), pre-tax	52.2	31.2	83.4	(102.0)	41.9	(60.1)
Income tax (expense) benefit attributable to net unrealized investment gains (losses)	(9.8)	(6.9)	(16.7)	25.8	(9.2)	16.6
Net unrealized investment gains (losses), after tax	$42.4	$24.3	$66.7	$(76.2)	$32.7	$(43.5)

	Six Months Ended			Six Months Ended
	June 30, 2014			June 30, 2013
Millions	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total net unrealized gains (losses) reflected in earnings	Net unrealized gains (losses)	Net foreign currency gains (losses)	Total net unrealized gains (losses) reflected in earnings
Fixed maturity investments	$44.3	$40.4	$84.7	$(111.4)	$41.1	$(70.3)
Common equity securities	25.0	1.9	26.9	41.6	.9	42.5
Convertible fixed maturity investments	(1.7)	.3	(1.4)	(2.9)	.1	(2.8)
Other long-term investments	13.6	1.7	15.3	4.5	4.6	9.1
Net unrealized investment gains (losses), pre-tax	81.2	44.3	125.5	(68.2)	46.7	(21.5)
Income tax (expense) benefit attributable to net unrealized investment gains (losses)	(18.9)	(9.8)	(28.7)	21.7	(10.3)	11.4
Net unrealized investment gains (losses), after tax	$62.3	$34.5	$96.8	$(46.5)	$36.4	$(10.1)

The following table summarizes the amount of total pre-tax gains included in earnings attributable to unrealized investment gains for Level 3 investments for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2014	2013	2014	2013
Fixed maturity investments	$.2	$(.4)	$.4	$(.2)
Common equity securities	2.0	.8	2.8	.7
Convertible fixed maturity investments	3.2	—	3.2	—
Other long-term investments	8.9	1.4	15.0	7.8
Total unrealized investment gains, pre-tax - Level 3 investments	$14.3	$1.8	$21.4	$8.3

Investment Holdings
The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses, and carrying values of White Mountains’s fixed maturity investments as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$438.4	$.7	$(.4)	$.5	$439.2
Debt securities issued by corporations	2,364.2	58.2	(3.2)	12.2	2,431.4
Municipal obligations	64.5	.8	(.2)	—	65.1
Mortgage-backed and asset-backed securities	1,818.2	8.3	(3.3)	2.9	1,826.1
Foreign government, agency and provincial obligations	362.1	3.7	(.2)	(2.1)	363.5
Preferred stocks	79.8	6.8	—	(.1)	86.5
Total fixed maturity investments including assets held for sale	$5,127.2	$78.5	$(7.3)	$13.4	$5,211.8
Fixed maturity investments reclassified to assets held for sale related to the Runoff Transaction					(203.8)
Total fixed maturity investments					$5,008.0

	December 31, 2013
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
U.S. Government and agency obligations	$365.5	$.5	$(1.0)	$(2.5)	$362.5
Debt securities issued by corporations	2,330.7	44.0	(13.2)	(14.3)	2,347.2
Municipal obligations	18.3	—	(.4)	—	17.9
Mortgage-backed and asset-backed securities	2,027.3	2.4	(9.9)	(5.3)	2,014.5
Foreign government, agency and provincial obligations	444.2	3.7	(3.2)	(4.8)	439.9
Preferred stocks	79.9	5.1	—	(.2)	84.8
Total fixed maturity investments including assets held for sale	$5,265.9	$55.7	$(27.7)	$(27.1)	$5,266.8
Fixed maturity investments reclassified to assets held for sale related to the Runoff Transaction					(236.3)
Total fixed maturity investments					$5,030.5

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses, and carrying values of White Mountains’s common equity securities, convertible fixed maturities and other long-term investments as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
Common equity securities	$913.5	$296.2	$(4.7)	$1.1	$1,206.1
Convertible fixed maturity investments	$63.2	$7.7	$(.4)	$.2	$70.7
Other long-term investments	$242.4	$89.5	$(18.2)	$(.7)	$313.0

	December 31, 2013
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
Common equity securities	$890.2	$271.0	$(3.6)	$(.8)	$1,156.8
Convertible fixed maturity investments	$71.7	$9.9	$(.9)	$(.2)	$80.5
Other long-term investments	$238.3	$79.6	$(26.6)	$(2.4)	$288.9

Other Long-term Investments
Other long-term investments consist of the following at June 30, 2014 and December 31, 2013:

	Fair Value at
Millions	June 30, 2014	December 31, 2013
Hedge funds and private equity funds, at fair value(1)	$260.8	$239.0
Partnership investments accounted for under the equity method	24.5	26.6
Limited liability companies, at fair value(1)	22.3	20.3
Other(1)	5.3	3.1
Forward contracts at fair value (see Note 8)	.1	(.1)
Total other-long term investments	$313.0	$288.9
(1) See Fair Value Measurements by Level table.

Hedge Funds and Private Equity Funds
White Mountains holds investments in hedge funds and private equity funds, which are included in other long-term investments. The fair value of these investments has been estimated using the net asset value of the funds. At June 30, 2014, White Mountains held investments in 16 hedge funds and 36 private equity funds.  The largest investment in a single fund was $19.3 million at June 30, 2014. The following table summarizes investments in hedge funds and private equity interests by investment objective and sector at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Hedge funds
Long/short equity	$68.4	$—	$62.6	$—
Long/short credit & distressed	24.2	—	22.8	—
Long/short equity REIT	19.3	—	18.3	—
Long/short equity activist	16.9	—	16.8	—
Long bank loan	.2	—	.2	—
Long diversified strategies	—	—	.1	—
Total hedge funds	129.0	—	120.8	—

Private equity funds
Energy infrastructure & services	47.2	11.4	45.9	13.1
Multi-sector	24.8	6.2	23.8	6.5
Manufacturing/Industrial	18.3	15.2	11.2	15.5
Aerospace/Defense/Government	12.2	13.4	5.8	19.2
Private equity secondaries	9.4	3.1	9.5	3.1
Healthcare	7.8	2.8	5.6	2.8
Real estate	4.4	3.3	8.2	3.3
Insurance	2.3	41.3	2.3	41.3
Venture capital	1.6	.3	1.6	.3
International multi-sector, Asia	—	—	—	2.7
International multi-sector, Europe	3.8	2.7	3.9	2.8
Distressed residential real estate	—	—	.4	—
Total private equity funds	131.8	99.7	118.2	110.6

Total hedge and private equity funds included in other long-term investments	$260.8	$99.7	$239.0	$110.6

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

The following summarizes the June 30, 2014 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Notice Period
Millions Redemption frequency	30-59 days notice	60-89 days notice	90-119 days notice	120+ days notice	Total
Monthly	$4.5	$—	$—	$5.8	$10.3
Quarterly	30.4	31.5	12.0	8.4	82.3
Semi-annual	—	26.4	—	—	26.4
Annual	—	—	9.8	.2	10.0
Total	$34.9	$57.9	$21.8	$14.4	$129.0

Certain of the hedge fund investments in which White Mountains is invested are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund’s underlying investments are liquidated.  At June 30, 2014, distributions of $2.1 million were outstanding from these investments. The actual amount of the final distribution remittances remain subject to market fluctuations. The date at which such remittances will be received is not determinable at June 30, 2014.
White Mountains has also submitted redemption requests for certain of its investments in active hedge funds.  At June 30, 2014, redemptions of $2.5 million are outstanding and are subject to market fluctuations. The date at which such redemptions will be received is not determinable at June 30, 2014. Redemptions are recorded as receivables when the investment is no longer subject to market fluctuations.
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
At June 30, 2014, investments in private equity funds were subject to lock-up periods as follows:

Millions	1-3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private Equity Funds — expected lock-up period remaining	$6.4	$26.3	$79.1	$20.0	$131.8

Fair value measurements at June 30, 2014
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
In addition to the investments described above, White Mountains has $82.1 million and $86.3 million of investment-related liabilities recorded at fair value and included in other liabilities as of June 30, 2014 and December 31, 2013.  These liabilities relate to securities that have been sold short by limited partnerships in which White Mountains has investments and is required to consolidate under GAAP.  These liabilities have a Level 1 designation.

Fair Value Measurements by Level
The following tables summarize White Mountains’s fair value measurements for investments at June 30, 2014 and December 31, 2013, by level:

	June 30, 2014
Millions	Fair value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$439.2	$375.7	$63.5	$—

Debt securities issued by corporations:
Consumer	751.2	—	751.2	—
Financials	483.1	—	483.1	—
Communications	289.8	—	289.8	—
Industrial	255.3	—	255.3	—
Energy	188.9	—	188.9	—
Utilities	149.6	—	149.6	—
Basic Materials	141.9	—	141.9	—
Technology	90.5	—	90.5	—
Other	81.1	—	81.1	—
Total debt securities issued by corporations:	2,431.4	—	2,431.4	—

Mortgage-backed and asset-backed securities	1,826.1	—	1,739.2	86.9
Foreign government, agency and provincial obligations	363.5	43.0	320.5	—
Preferred stocks	86.5	—	15.0	71.5
Municipal obligations	65.1	—	65.1	—
Total fixed maturity investments (1)	5,211.8	418.7	4,634.7	158.4

Short-term investments	564.0	537.7	26.3	—

Common equity securities:
Financials	362.3	308.8	—	53.5
Consumer	327.0	327.0	—	—
Industrial	119.3	119.3	—	—
Energy	94.4	94.4	—	—
Communications	64.8	64.8	—	—
Basic materials	55.2	55.2	—	—
Technology	41.9	41.9	—	—
Utilities	37.2	37.2	—	—
Other	104.0	24.3	79.4	.3
Total common equity securities	1,206.1	1,072.9	79.4	53.8

Convertible fixed maturity investments	70.7	—	59.9	10.8
Other long-term investments (2)	288.4	—	—	288.4
Total investments	$7,341.0	$2,029.3	$4,800.3	$511.4
(1) Carrying value includes $203.8 that is classified as assets held for sale relating to discontinued operations.
(2) Excludes carrying value of $24.5 associated with other long-term investment limited partnerships accounted for using the equity method and $0.1 related to forward contracts.

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

Debt securities issued by corporations
The following table summarizes the ratings of the corporate debt securities held in White Mountains’s investment portfolio as of June 30, 2014 and December 31, 2013:

	Fair Value at
Millions	June 30, 2014	December 31, 2013
AAA	$—	$—
AA	220.6	228.8
A	1,037.6	1,039.5
BBB	1,167.1	1,075.5
BB	—	—
Other	6.1	3.4
Debt securities issued by corporations(1)	$2,431.4	$2,347.2
(1) Credit ratings are assigned based on the following hierarchy: 1) Standard and Poor's Financial Services LLC ("Standard & Poor’s") and 2) Moody’s Investor Service ("Moody's").

Mortgage-backed, Asset-backed Securities
White Mountains purchases commercial and residential mortgage-backed securities with the goal of maximizing risk adjusted returns in the context of a diversified portfolio. White Mountains’s non-agency commercial mortgage-backed portfolio (“CMBS”) is generally short-term and structurally senior, with more than 20 points of subordination on average for both fixed rate CMBS and floating rate CMBS as of June 30, 2014.  In general, subordination represents the percentage principal loss on the underlying collateral that would be absorbed by other securities lower in the capital structure before the more senior security incurs a loss. White Mountains believes these levels of protection will mitigate the risk of loss tied to the refinancing challenges facing the commercial real estate market.  As of June 30, 2014, on average less than 1% of the underlying loans were reported as non-performing for all non-agency CMBS held by White Mountains. White Mountains is not an originator of residential mortgage loans. White Mountains’s investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage-backed securities at June 30, 2014. White Mountains considers sub-prime mortgage-backed securities as those that have underlying loan pools that exhibit weak credit characteristics, or those that are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., White Mountains considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics).
White Mountains categorizes mortgage-backed securities as “non-prime” (also called “Alt A” or “A-”) if they are backed by collateral that has overall credit quality between prime and sub-prime based on White Mountains’s review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. White Mountains’s non-agency residential mortgage-backed portfolio is generally moderate-term and structurally senior. White Mountains does not own any collateralized loan obligations. White Mountains does not own any collateralized debt obligations, with the exception of $57.6 million of non-agency residential mortgage resecuritization tranches, each a senior tranche in its own right and each collateralized by a single earlier vintage Super Senior or Senior non-agency residential mortgage backed security.

The following table summarizes mortgage and asset-backed securities as of June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
GNMA	$437.7	$437.7	$—	$512.3	$512.3	$—
FNMA	57.6	57.6	—	81.2	81.2	—
FHLMC	39.5	39.5	—	91.3	91.3	—
Total Agency(1)	534.8	534.8	—	684.8	684.8	—
Non-agency:
Residential	191.6	146.4	45.2	125.7	125.7	—
Commercial	343.2	323.5	19.7	282.3	282.3	—
Total Non-agency	534.8	469.9	64.9	408.0	408.0	—

Total mortgage-backed securities	1,069.6	1,004.7	64.9	1,092.8	1,092.8	—
Other asset-backed securities:
Credit card receivables	396.7	374.7	22.0	311.4	289.4	22.0
Vehicle receivables	159.2	159.2	—	365.0	365.0	—
Other	200.6	200.6	—	245.3	245.3	—
Total other asset-backed securities	756.5	734.5	22.0	921.7	899.7	22.0
Total mortgage and asset-backed securities	$1,826.1	$1,739.2	$86.9	$2,014.5	$1,992.5	$22.0
(1)  Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities
The security issuance years of White Mountains’s investments in non-agency RMBS and non-agency CMBS securities as of June 30, 2014 are as follows:

			Security Issuance Year
Millions	Fair Value	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Non-agency RMBS	$191.6	$10.5	$17.6	$11.0	$—	$18.3	$—	$22.0	$25.0	$—	$31.0	$56.2
Non-agency CMBS	343.2	—	—	8.6	4.9	—	—	12.6	26.2	127.8	94.7	68.4
Total	$534.8	$10.5	$17.6	$19.6	$4.9	$18.3	$—	$34.6	$51.2	$127.8	$125.7	$124.6

Non-agency Residential Mortgage-backed Securities
The classification of the underlying collateral quality and the tranche levels of White Mountains’s non-agency RMBS securities are as follows as of June 30, 2014:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate (3)
Prime	$169.6	$74.7	$94.9	$—
Non-prime	16.3	—	16.3	—
Sub-prime	5.7	5.7	—	—
Total	$191.6	$80.4	$111.2	$—
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

Non-agency Commercial Mortgage-backed Securities
 The amount of fixed and floating rate securities and their tranche levels of White Mountains’s non-agency CMBS securities are as follows as of June 30, 2014:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate (3)
Fixed rate CMBS	$231.5	$119.1	$75.5	$36.9
Floating rate CMBS	111.7	4.9	—	106.8
Total	$343.2	$124.0	$75.5	$143.7
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

Rollforward of Fair Value Measurements by Level
 White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturity investments, common equity securities, convertible fixed maturity investments and other long-term investments at June 30, 2014 and 2013 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.
The following tables summarize the changes in White Mountains’s fair value measurements by level for the six months ended June 30, 2014 and 2013:

			Level 3 Investments
Millions	Level 1 Investments	Level 2 Investments	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other long-term investments	Total
Balance at January 1, 2014	$1,376.7	$4,982.2	$93.0	$46.1	$6.1	$262.4	$6,766.5	(1)(2)(3)
Total realized and unrealized gains	67.3	89.8	.9	2.7	3.2	16.8	180.7	(4)
Foreign currency losses through OCI	(6.8)	(50.8)	(.4)	—	—	(1.4)	(59.4)
Amortization/Accretion	(.3)	(22.0)	(.1)	—	—	—	(22.4)
Purchases	953.5	1,632.0	76.1	5.0	1.5	17.4	2,685.5
Sales	(896.1)	(1,875.6)	—	—	—	(6.8)	(2,778.5)
Net change in investments related to (sales) purchases of consolidated affiliates	(2.7)	7.3	—	—	—	—	4.6
Transfers in	—	19.6	8.5	—	—	—	28.1
Transfers out	—	(8.5)	(19.6)	—	—	—	(28.1)
Balance at June 30, 2014	$1,491.6	$4,774.0	$158.4	$53.8	$10.8	$288.4	$6,777.0	(1)(2)(3)(4)
(1)  Excludes carrying value of $26.6 and $24.5 at January 1, 2014 and June 30, 2014 associated with other long-term investments accounted for using the equity method and $(0.1) and $0.1 at January 1, 2014 and June 30, 2014 related to forward contracts.
(2)  Carrying value includes $236.3 and $203.8 at January 1, 2014 and June 30, 2014 that is classified as assets held for sale relating to discontinued operations.
(3)  Excludes carrying value of $635.9 and $564.0 at January 1, 2014 and June 30, 2014 associated with short-term investments.
(4) Excludes $1.8 realized and unrealized losses associated with the Prospector Funds consolidation of investment-related liabilities.

			Level 3 Investments
Millions	Level 1 Investments	Level 2 Investments	Fixed Maturities	Common equity securities	Convertible fixed maturities	Other long-term investments	Total
Balance at January 1, 2013	$1,355.1	$5,206.1	$92.9	$37.3	$—	$259.3	$6,950.7	(1)(2)(3)
Total realized and unrealized gains (losses)	89.9	(55.3)	(.3)	.8	—	14.2	49.3	(4)
Foreign currency losses through OCI	(5.6)	(44.2)	—	—	—	(1.5)	(51.3)
Amortization/Accretion	(.6)	(27.0)	—	—	—	—	(27.6)
Purchases	549.0	2,345.5	32.3	.5	—	35.9	2,963.2
Sales	(583.4)	(2,713.9)	—	—	—	(38.7)	(3,336.0)
Net change in investments related to purchases of consolidated affiliates	14.5	2.7	—	—	—	—	17.2
Transfers in	1.7	8.0	—	—	—	—	9.7
Transfers out	—	(.7)	(8.0)	(1.0)	—	—	(9.7)
Balance at June 30, 2013	$1,420.6	$4,721.2	$116.9	$37.6	$—	$269.2	$6,565.5	(1)(2)(3)
(1) Excludes carrying value of $35.0 and $34.2 at January 1, 2013 and June 30, 2013 associated with other long-term investment limited partnerships accounted for using the equity method and $(0.1) and $(0.1) at January 1, 2013 and June 30, 2013 related to forward contracts.
(2)  Carrying value includes $338.1 and 260.8 at January 1, 2013 and June 30, 2013 that is classified as assets held for sale relating to discontinued operations.
(3) Excludes carrying value of $630.6 and $606.8 at January 1, 2013 and June 30, 2013 and realized and unrealized loss for the period of $0.8 associated with short-term investments.
(4) Excludes $9.9 realized and unrealized gains associated with the Prospector Funds consolidation of investment-related liabilities.

Fair Value Measurements — transfers between levels - Six-month period ended June 30, 2014 and 2013
During the first six months of 2014, two fixed income securities classified as Level 3 measurements in the prior period were recategorized as Level 2 measurements because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available at June 30, 2014. During the first six months of 2013, one fixed income securities classified as Level 3 measurements in the prior period was recategorized as Level 2 measurements. These measurements comprise “Transfers out” of Level 3 and “Transfers in” to Level 2 of $19.6 million and $8.0 million for the periods ended June 30, 2014 and June 30, 2013.
During the first six months of 2014, two fixed income securities which had been classified as a Level 2 measurements in the prior period were recategorized as Level 3 measurements. The securities were priced with unobservable inputs and represent "Transfers out" of Level 2 and “Transfers in” to Level 3 of $8.5 million for the period ended June 30, 2014. The fair value of these securities was estimated using industry standard pricing methodology, in which management selected inputs using its best judgment. At June 30, 2014, the estimated fair value for these securities determined using the industry standard pricing models was $1.0 million less than the estimated fair value based upon quoted prices provided by a third party pricing vendor. During the first six months of 2013, no fixed income securities which had been classified as a Level 2 measurements in the prior period were recategorized as Level 3 measurements.

Significant Unobservable Inputs
The following summarizes significant unobservable inputs used in estimating the fair value of investment securities classified within Level 3 other than hedge funds and private equity funds as of June 30, 2014 and December 31, 2013. The fair value of investments in hedge funds and private equity funds, which are classified within Level 3, are estimated using the net asset value of the funds.

($ in Millions)	June 30, 2014
Description	Fair Value	Rating (2)	Valuation Technique(s)	Unobservable Input
Non-agency commercial mortgage backed securities(1)	$11.1	NR	Discounted cash flow	Discount spread over swap	1.2%
				Prepayment rate	0.0%	CPY
				Default rate	0.0%	CDR
Asset-backed securities(1)	$22.0	AA+	Broker pricing	Broker quote
Non-agency residential mortgage backed securities(1)	$45.3	AAA	Broker pricing	Broker quote
Non-agency residential mortgage backed securities(1)	$8.6	NR	Broker pricing	Broker quotes
Preferred stock(1)	$71.5	NR	Discounted cash flow	Discount yield	6.6%
Private equity security(1)	$37.4	NR	Multiple of GAAP book value	Book value multiple	1.0
Private equity security(1)	$15.7	NR	Share price of recent transaction	Share price	$1.10
Convertible preferred security(1)	$6.3	NR	Multiple of EBITDA	EBITDA multiple	6X
Convertible preferred security(1)	$4.5	NR	Share price of recent transaction	Share price	$0.71
(1) As of June 30, 2014, consists of one security.
(2) Credit ratings are assigned based on the following hierarchy: 1) Standard and Poor's and 2) Moody’s.

($ in Millions)	December 31, 2013
Description	Fair Value	Rating (2)	Valuation Technique(s)	Unobservable Input
Asset-backed securities(1)	$22.0	AA+	Broker pricing	Broker quote
Preferred stock(1)	$71.0	NR	Discounted cash flow	Discount yield	7.4%
Private equity security(1)	$35.6	NR	Multiple of GAAP book value	Book value multiple	1.0
Private equity security(1)	$10.5	NR	Share price of recent transaction	Share price	$1.10
Convertible preferred securities	$6.1	NR	Share price of recent transaction	Recent market transaction	$6.1
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

Note 6.  Debt

White Mountains’s debt outstanding as of June 30, 2014 and December 31, 2013 consisted of the following:

Millions	June 30, 2014	December 31, 2013
2012 OBH Senior Notes, at face value	$275.0	$275.0
Unamortized original issue discount	(.3)	(.3)
2012 OBH Senior Notes, carrying value	274.7	274.7
SIG Senior Notes, at face value	400.0	400.0
Unamortized original issue discount	(.4)	(.4)
SIG Senior Notes, carrying value	399.6	399.6
WTM Bank Facility	—	—
Old Lyme Note	2.1	2.1
Other	1.1	—
Total debt	$677.5	$676.4

WTM Bank Facility
On August 14, 2013, White Mountains entered into a revolving credit facility with a syndicate of lenders administered by Wells Fargo Bank, N.A., which has a total commitment of $425.0 million and has a maturity date of August 14, 2018 (the “WTM Bank Facility”). As of June 30, 2014, the WTM Bank Facility was undrawn.
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

Debt Covenants
At June 30, 2014, White Mountains was in compliance with all debt covenants.

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
White Mountains’s income tax expense related to pre-tax income from continuing operations for the three months ended June 30, 2014 and 2013 represented net effective tax rates of 21.9% and (16.7)%. The effective tax rates for the six months ended June 30, 2014 and 2013 were 24.5% and 26.4%. The effective rate for the three months ended June 30, 2013 was negative due to tax benefits on losses generated in the United States that exceeded tax expenses on income generated in other jurisdictions. The effective tax rates for the three months ended June 30, 2014 and the six months ended June 30, 2014 and 2013 were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions with lower tax rates than the United States.
In arriving at the effective tax rate for the three and six months ended June 30, 2014 and 2013, White Mountains forecasted all income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2014 and 2013.
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
White Mountains is no longer subject to U.S. federal or state tax examinations by tax authorities for years before 2007. With few exceptions, White Mountains is no longer subject to non-U.S. income tax examinations by tax authorities for years before 2005.

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
On July 28, 2011, the IRS commenced an examination of the income tax returns for 2007, 2008 and 2009 for certain U.S. subsidiaries of OneBeacon.  On July 17, 2013, OneBeacon received a revised Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2007, 2008 and 2009. The estimated total assessment, including interest, utilization of alternative minimum and foreign tax credit carryovers and capital loss carrybacks, is $71.0 million. However, $60.2 million of the proposed adjustments relate to items for which the expense deduction has been disallowed in a year being examined, but ultimate deductibility is highly certain to occur in a later period. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of these deductions in the exam period would not affect the effective tax rate, but would accelerate the payment of cash to the taxing authority. White Mountains disagrees with the adjustments proposed by the IRS and is defending its position. Although the timing of the resolution of these issues is uncertain, it is reasonably possible that the resolution could occur within the next twelve months. An estimate of the range of potential outcomes cannot be made at this time. White Mountains does not expect the resolution of this examination to result in a material change to its financial position.
On September 2, 2013, the IRS commenced an examination of the income tax returns for 2010, 2011 and 2012 for certain U.S. subsidiaries of OneBeacon. White Mountains does not expect the resolution of this examination to result in a material change to its financial position.

Note 8. Derivatives

Variable Annuity Reinsurance
White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. WM Life Re reinsured ¥200 billion (approximately $1.7 billion at the then current exchange rate) of guarantees in September 2006 and an additional ¥56 billion (approximately $0.5 billion at the then current exchange rate) in March 2007. At June 30, 2014 and December 31, 2013, the total guarantee value was approximately ¥176.2 billion (approximately $1.7 billion at exchange rates on that date) and ¥203.6 billion (approximately $1.9 billion at exchange rates on that date), respectively. The collective account values of the underlying variable annuities were approximately 103% and 104% of the guarantee value at June 30, 2014 and December 31, 2013, respectively.  WM Life Re is in runoff, and all of its contracts will mature by June 30, 2016.
The following table summarizes the pre-tax operating results of WM Life Re for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2014	2013	2014	2013
Fees, included in other revenue	$5.1	$6.2	$10.5	$13.0
Change in fair value of variable annuity liability, included in other revenue	22.0	55.9	20.7	240.2
Change in fair value of derivatives, included in other revenue	(26.2)	(63.5)	(32.7)	(245.3)
Foreign exchange, included in other revenue	.2	.1	.5	(14.5)
Other investment income and gains (losses)	.2	(1.5)	.5	(5.5)
Total revenue	1.3	(2.8)	(.5)	(12.1)
Change in fair value of variable annuity death benefit liabilities, included in other general and administrative expenses	.3	1.6	.3	7.2
Death benefit claims paid, included in general and administrative expenses	(.1)	(.3)	(.1)	(1.4)
General and administrative expenses	(1.0)	(1.1)	(2.4)	(2.8)
Pre-tax gain (loss)	$.5	$(2.6)	$(2.7)	$(9.1)

The following summarizes realized and unrealized derivative gains (losses) recognized in other revenue for the three and six months ended June 30, 2014 and 2013 and the carrying values, included in other assets, at June 30, 2014 and December 31, 2013 by type of instrument:

	Gains (losses)				Carrying Value
	Three Months Ended		Six Months Ended		As of
	June 30,		June 30,		June 30, 2014	December 31, 2013
Millions	2014	2013	2014	2013
Fixed income/interest rate	$(5.6)	$(8.5)	$(12.0)	$(39.3)	$(3.3)	$(9.7)
Foreign exchange	(6.4)	(22.0)	(12.9)	(75.6)	58.2	58.0
Equity	(14.2)	(33.0)	(7.8)	(130.4)	19.9	20.9
Total	$(26.2)	$(63.5)	$(32.7)	$(245.3)	$74.8	$69.2

The following tables summarize the changes in White Mountains’s variable annuity reinsurance liabilities and derivative instruments for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014
	Variable Annuity (Liabilities)		Derivative Instruments
Millions	Level 3		Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total
Beginning of period	$(54.1)		$64.1	$25.1	$.4	$89.6
Purchases	—		—	—	—	—
Realized and unrealized (losses) gains	22.3	(4)	(10.6)	(15.5)	(.1)	(26.2)
Transfers in	—		—	—	—	—
Sales/settlements	—		(.2)	12.7	(1.1)	11.4
End of period	$(31.8)		$53.3	$22.3	$(.8)	$74.8

	Six Months Ended June 30, 2014
	Variable Annuity (Liabilities)		Derivative Instruments
Millions	Level 3		Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total
Beginning of period	$(52.8)		$63.4	$4.7	$1.1	$69.2
Purchases	—		—	—	—	—
Realized and unrealized (losses) gains	21.0	(4)	(9.9)	(22.5)	(.3)	(32.7)
Transfers in	—		—	—	—	—
Sales/settlements	—		(.2)	40.1	(1.6)	38.3
End of period	$(31.8)		$53.3	$22.3	$(.8)	$74.8

	Three Months Ended June 30, 2013
	Variable Annuity (Liabilities)		Derivative Instruments
Millions	Level 3		Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total
Beginning of period	$(251.6)		$127.4	$(42.9)	$(8.7)	$75.8
Purchases	—		23.3	—	—	23.3
Realized and unrealized gains (losses)	57.5	(4)	(24.2)	(30.6)	(8.7)	(63.5)
Transfers in	—		—	—	—	—
Sales/settlements	—		—	91.7	14.0	105.7
End of period	$(194.1)		$126.5	$18.2	$(3.4)	$141.3

	Six Months Ended June 30, 2013
	Variable Annuity (Liabilities)		Derivative Instruments
Millions	Level 3		Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total
Beginning of period	$(441.5)		$140.5	$(20.5)	$(21.7)	$98.3
Purchases	—		59.4	—	—	59.4
Realized and unrealized gains (losses)	247.4	(4)	(73.4)	(116.0)	(55.9)	(245.3)
Transfers in	—		—	—	—	—
Sales/settlements	—		—	154.7	74.2	228.9
End of period	$(194.1)		$126.5	$18.2	$(3.4)	$141.3
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
(4) Includes $0.3 and $0.3 for the three and six months ended June 30, 2014 and $1.6 and $7.2 for the three and six months ended June 30, 2013 related to the change in the fair value of variable annuity death benefit liabilities, which are included in general and administrative expenses.

In addition to derivative instruments, WM Life Re held cash, short-term and fixed maturity investments posted as collateral to its variable annuity reinsurance hedging counterparties.  The total collateral includes the following:

Millions	June 30, 2014	December 31, 2013	June 30, 2013
Cash	$27.8	$56.1	$61.2
Short-term investments	—	2.0	35.1
Fixed maturity investments	14.5	23.2	24.3
Total	$42.3	$81.3	$120.6

Collateral in the form of fixed maturity securities consists of Government of Japan Bonds, which are recorded at fair value. Collateral in the form of short-term investments consists of money-market instruments, carried at amortized cost, which approximates fair value.
All of White Mountains’s variable annuity reinsurance liabilities were classified as Level 3 measurements at June 30, 2014 and 2013. The fair value of White Mountains’s variable annuity reinsurance liabilities are estimated using actuarial and capital market assumptions related to the projected discounted cash flows over the term of the reinsurance agreement. Actuarial assumptions regarding future policyholder behavior, including surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimates. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as the variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value estimates. Generally, the liabilities associated with these guarantees increase with declines in the equity markets, interest rates and currencies against the Japanese yen, as well as with increases in market volatilities. White Mountains uses derivative instruments, including put options, interest rate swaps, total return swaps on bond and equity indices and forwards and futures contracts on major equity indices, currency pairs and government bonds, to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. The types of inputs used to estimate the fair value of these derivative instruments, with the exception of actuarial assumptions regarding policyholder behavior and risk margins, are generally the same as those used to estimate the fair value of variable annuity liabilities.

The following summarizes quantitative information about significant unobservable inputs associated with the fair value estimates for variable annuity reinsurance liabilities and derivative instruments that have been classified as Level 3 measurements:

($ in Millions)	June 30, 2014
Description	Fair Value	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Variable annuity benefit guarantee liabilities	$31.8	Discounted cash flows	Surrenders
			1 year	0.2%	-	32.0%	26.0%
			2 year	0.1%	-	14.0%	7.2%
			Mortality	0.0%	-	5.9%	1.0%
			Foreign exchange volatilities
			1 year	8.4%	-	10.5%	8.9%
			2 year	10.0%	-	11.8%	10.5%
			Index volatilities
			1 year	15.4%	-	18.4%	17.0%
			2 year	16.9%	-	19.7%	18.2%
Foreign exchange options	$28.0	Counterparty valuations, adjusted for unwind quote discount	Adjustment to counterparty valuations	(1.2)%	-	8.0%	2.5%

Equity index options	$25.3	Counterparty valuations, adjusted for unwind quote discount	Adjustment to counterparty valuations	0.5%	-	9.7%	3.4%

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
In the case of exchange traded instruments, WM Life Re has exposure to credit risk for amounts uncollateralized by margin balances. WM Life Re has entered into master netting agreements with certain of its counterparties whereby the collateral provided (held) is calculated on a net basis. The following summarizes amounts offset under master netting agreements:

	June 30, 2014			December 31, 2013
Millions	Gross asset amounts before offsets(1)	Gross liability amounts offset under master netting arrangements	Net amounts recognized in Other Assets	Gross asset amounts before offsets(1)	Gross liability amounts offset under master netting arrangements	Net amounts recognized in Other Assets
Interest rate contracts
OTC	$.1	$(4.2)	$(4.1)	$2.4	$(11.7)	$(9.3)
Exchange traded	1.2	(.4)	.8	1.0	(1.6)	(.6)
Foreign exchange contracts
OTC	59.2	—	59.2	67.8	(12.0)	55.8
Exchange traded	.7	(1.7)	(1.0)	2.3	—	2.3
Equity contracts
OTC	25.2	(4.7)	20.5	30.7	(9.2)	21.5
Exchange traded	.4	(1.0)	(.6)	1.8	(2.3)	(.5)
Total(2)	$86.8	$(12.0)	$74.8	$106.0	$(36.8)	$69.2
(1) Amount equal to fair value of instrument as recognized in other assets
(2) All derivative instruments held by WM Life Re are subject to master netting arrangements.

The following summarizes the value, collateral held or provided by WM Life Re and net exposure to credit losses on OTC and exchange traded derivative instruments by counterparty recorded within other assets:

	June 30, 2014
Millions	Net amount of assets reflected in Balance Sheet	Collateral provided to counterparty - Cash	Collateral provided to counter-party - Financial Instruments	Net amount of exposure after effect of collateral provided	Excess collateral provided to counter-party- Cash	Excess collateral provided - Financial Instruments	Counter-party collateral held by WMLife Re - Cash	Net amount of exposure to counter-party	Standard & Poor's Rating(1)
Bank of America	$24.9	$—	$—	$24.9	$—	$—	$—	$24.9	A
Barclays	.9	—	—	.9	—	—	—	.9	A
JP Morgan	23.4	—	—	23.4	2.3	—	—	25.7	A	+
Royal Bank of Scotland	10.7	—	—	10.7	—	—	—	10.7	A	-
Nomura	(1.6)	1.6	—	—	4.5	14.5	—	19.0	BBB	+
Citigroup - OTC	17.4	—	—	17.4	6.1	—	—	23.5	A
Citigroup - Exchange Traded	(.9)	.9	—	—	12.3	—	—	12.3	A
Total	$74.8	$2.5	$—	$77.3	$25.2	$14.5	$—	$117.0

	December 31, 2013
Millions	Net amount of assets reflected in Balance Sheet	Collateral provided to counter-party - Cash	Collateral provided to counter-party - Financial Instruments	Net amount of exposure after effect of collateral provided	Excess collateral provided to counter-party- Cash	Excess collateral provided - Financial Instruments	Counter-party collateral held by WMLife Re- Cash	Net amount of exposure to counter-party	Standard & Poor's Rating(1)
Bank of America	$27.2	$—	—	$27.2	$—	$—	$—	$27.2	A
Barclays	1.4	—	—	1.4	—	—	—	1.4	A	+
JP Morgan	9.1	—	—	9.1	22.0	—	—	31.1	A	+
Royal Bank of Scotland	11.3	—	—	11.3	—	—	—	11.3	A
Nomura	(.4)	—	.4	—	—	22.8	(.8)	22.0	BBB	+
Citigroup - OTC	19.4	—	—	19.4	2.3	—	—	21.7	A
Citigroup - Exchange Traded	1.2	—	—	1.2	19.8	—	—	21.0	A
Total	$69.2	$—	$0.4	$69.6	$44.1	$22.8	$(.8)	$135.7
(1) Standard & Poor’s ratings as detailed above are: “A+” (Strong, which is the fifth highest of twenty-one creditworthiness ratings), “A” (Strong, which is the sixth highest of twenty-one creditworthiness ratings), “A-” (Strong, which is the seventh highest of twenty-one creditworthiness ratings) and
“BBB+” (Adequate, which is the eighth highest of twenty-one creditworthiness ratings).

Forward Contracts
Beginning in September 2012, White Mountains entered into currency forward contracts at Sirius Group. White Mountains monitors its exposure to foreign currency and adjusts its forward positions within the risk guidelines and ranges established by senior management for each currency, as necessary. While White Mountains actively manages its forward positions, mismatches between movements in foreign currency rates and its forward contracts may result in currency positions being outside the pre-defined ranges and/or foreign currency losses. At June 30, 2014, White Mountains held approximately $7.0 million (SEK 47.0 million) total gross notional value of foreign currency forward contracts.
All of White Mountains’s forward contracts are traded over-the-counter. The fair value of the contracts has been estimated using OTC quotes for similar instruments and accordingly, the measurements have been classified as Level 2 measurements at June 30, 2014.
As of June 30, 2014 and December 31, 2013, the carrying value of the forward contracts, included in other long-term investments, was $0.1 million and $(0.1) million. The net realized and unrealized derivative gains (losses) recognized in net realized and unrealized investment gains (losses) for the six months ended June 30, 2014 was $(0.1) million. The realized and unrealized derivative gains (losses) recognized in net realized and unrealized investment gains (losses) for the three and six months ended June 30, 2013 were $(0.2) million and $0.2 million.

All of White Mountains’s forward contracts are subject to master netting agreements. As of June 30, 2014, the gross liability amount offset under master netting arrangements and net amounts recognized in other investments was $0.1 million. As of December 31, 2013, the gross liability amount offset under master netting arrangements and the net amount recognized in other investments was $(0.1) million.
White Mountains does not hold or provide any collateral for the forward contracts.  The following table summarizes the notional amounts and uncollateralized balances associated with forward currency contracts:

	June 30, 2014			December 31, 2013
Millions	Notional Amount	Carrying Value	Standard & Poor's Rating(1)	Notional Amount	Carrying Value
Barclays Bank Plc	$2.0	$.1	A	$5.8	$—
Deutsche Bank	1.7	—	A	7.7	—
Goldman Sachs	1.7	—	A-	2.1	—
HSBC Bank Plc	.7	—	AA-	3.3	(.1)
JP Morgan	.9	—	A+	1.3	—
Royal Bank of Canada	—	—	AA-	.2	—
Total	$7.0	$.1		$20.4	$(.1)
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
The Interest Rate Cap does not qualify for hedge accounting. It is recorded in other assets at fair value. Changes in fair value are recognized within other revenue. Collateral held is recorded within short-term investments with an equal amount recognized as a liability to return collateral. The fair value of the Interest Rate Cap has been estimated using a single broker quote and accordingly, has been classified as a Level 3 measurement at June 30, 2014.
The following tables summarize the changes in the fair value of the Interest Rate Cap for the three and six months ended June 30, 2014:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Millions	2014	2014
Beginning of period	$8.2	$11.1
Net realized and unrealized losses	(2.0)	(4.9)
End of period	$6.2	$6.2

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

	June 30, 2014
Millions	Collateral Balances Held	Standard & Poor’s Rating(1)
Barclays Bank Plc	$4.3	A
Nordea Bank Finland Plc	2.0	AA-
Total	$6.3
(1) Standard & Poor’s ratings as detailed above are: “AA-” (Very Strong, which is the fourth highest of twenty-one creditworthiness ratings) and “A” (Strong, which is the sixth highest of twenty-one creditworthiness ratings).

Weather Derivatives
For the three and six months ended June 30, 2014, Sirius Group recognized $1.0 million and $0.6 million of net losses on its weather and weather contingent derivatives portfolio. The fair values of the assumed contracts are subject to change in the near-term and reflect management’s best estimate based on various factors including, but not limited to, observed and forecasted weather conditions, changes in interest or foreign currency exchange rates and other market factors. Estimating the fair value of derivative instruments that do not have quoted market prices requires management’s judgment in determining amounts that could reasonably be expected to be received from or paid to a third party to settle the contracts. Such amounts could be materially different from the amounts that might be realized in an actual transaction to settle the contract with a third party. Because of the significance of the unobservable inputs used to estimate the fair value of Sirius Group’s weather risk contracts, the fair value measurements of the contracts are deemed to be Level 3 measurements in the fair value hierarchy.

Note 9. Municipal Bond Guarantee Insurance

In 2012, HG Global was capitalized with $594.5 million from White Mountains and $14.5 million from non-controlling interests to fund BAM, a newly formed mutual municipal bond insurer. As of June 30, 2014, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of BAM surplus notes. Through HG Re, which had statutory capital of $443.5 million at June 30, 2014, HG Global provides first loss reinsurance protection for policies underwritten by BAM of up to 15% of par outstanding, on a per policy basis. HG Re’s obligations to BAM are collateralized in trusts, and there is an aggregate loss limit that is equal to the total assets in the collateral trusts at any point in time.
For the three and six months ended June 30, 2014, HG Global had pre-tax income of $5.0 million and $9.6 million, which included $4.0 million and $7.9 million of interest income on the BAM surplus notes. For the three and six months ended June 30, 2013, HG Global had pre-tax income of $7.8 million and $17.7 million, which included $10.0 million and $20.1 million of interest income on the BAM surplus notes.
For the three and six months ended June 30, 2014, White Mountains reported pre-tax losses of $8.0 million and $16.6 million on BAM that were recorded in net loss attributable to non-controlling interests, which included $4.0 million and $7.9 million of interest expense on the BAM surplus notes. For the three and six months ended June 30, 2013, White Mountains reported pre-tax losses of $26.7 million and $45.1 million on BAM that were recorded in net loss attributable to non-controlling interests, which included $10.0 million and $20.1 million of interest expense on the BAM surplus notes.
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
The following table provides a schedule of BAM’s insured obligations:

	June 30, 2014	December 31, 2013
Contracts outstanding	1,144	701
Remaining weighted average contract period outstanding (in years)	13.1	13.8
Contractual debt service outstanding (in millions):
Par	$7,767.7	$4,703.7
Interest	4,897.2	3,264.4
Total debt service outstanding	$12,664.9	$7,968.1

Gross unearned insurance premiums (in millions)	$19.7	$13.2

Note 10. Earnings Per Share

Basic earnings per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities.  Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.  The following table outlines the Company’s computation of earnings per share from continuing operations for the three and six months ended June 30, 2014 and 2013 (see Note 15 for earnings per share amounts for discontinued operations):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic and diluted earnings per share numerators (in millions):
Net income from continuing operations attributable to White Mountains’s common shareholders	$93.0	$22.4	$189.1	$142.3
Allocation of income for unvested restricted common shares	(1.2)	(.4)	(2.3)	(2.0)
Dividends declared on participating restricted common shares(1)	—	—	(.1)	(.1)
Total allocation to restricted common shares	(1.2)	(.4)	(2.4)	(2.1)
Net income attributable to White Mountains’s common shareholders, net of restricted common share amounts	$91.8	$22.0	$186.7	$140.2
Undistributed net earnings (in millions):
Net income attributable to White Mountains’s common shareholders, net of restricted common share amounts	$91.8	$22.0	$186.7	$140.2
Dividends declared net of restricted common share amounts(1)	—	—	(6.1)	(6.1)
Total undistributed net earnings, net of restricted common share amounts	$91.8	$22.0	$180.6	$134.1
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	6,162.2	6,176.2	6,166.0	6,224.5
Average unvested restricted shares(2)	(81.3)	(95.4)	(75.9)	(87.2)
Basic earnings per share denominator	6,080.9	6,080.8	6,090.1	6,137.3
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	6,162.2	6,176.2	6,166.0	6,224.5
Average unvested restricted common shares(2)	(81.3)	(95.4)	(75.9)	(87.2)
Average outstanding dilutive options to acquire common shares(3)	—	—	—	—
Diluted earnings per share denominator	6,080.9	6,080.8	6,090.1	6,137.3
Basic earnings per share (in dollars):
Net income attributable to White Mountains’s common shareholders	$15.10	$3.62	$30.66	$22.84
Dividends declared and paid	—	—	(1.00)	(1.00)
Undistributed earnings	$15.10	$3.62	$29.66	$21.84
Diluted earnings per share (in dollars):
Net income attributable to White Mountains’s common shareholders	$15.10	$3.62	$30.66	$22.84
Dividends declared and paid	—	—	(1.00)	(1.00)
Undistributed earnings	$15.10	$3.62	$29.66	$21.84
(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(2) Restricted shares outstanding vest either in equal annual installments or upon a stated date (see Note 13).
(3) The diluted earnings per share denominator for the three and six months ended June 30, 2014 and 2013 does not include the impact of 125,000 common shares issuable upon exercise of the non-qualified options outstanding as they are anti-dilutive to the calculation.

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
Significant intercompany transactions among White Mountains’s segments have been eliminated herein. Financial information for White Mountains’s segments follows:

			HG Global/BAM
Millions	OneBeacon	Sirius Group	HG	BAM	Other Operations	Total
Three Months Ended June 30, 2014
Earned insurance and reinsurance premiums	$290.9	$209.6	$.3	$.1	$2.5	$503.4
Net investment income	11.7	11.8	.3	1.4	3.9	29.1
Net investment income (loss) - surplus note interest	—	—	4.0	(4.0)	—	—
Net realized and unrealized investment gains	21.9	58.4	.9	3.8	28.9	113.9
Other revenue	1.0	(19.2)	—	.1	24.5	6.4
Total revenues	325.5	260.6	5.5	1.4	59.8	652.8
Losses and LAE	186.1	91.4	—	—	5.2	282.7
Insurance and reinsurance acquisition expenses	49.6	48.8	.1	.5	(.1)	98.9
Other underwriting expenses	51.7	30.2	—	.1	(.1)	81.9
General and administrative expenses	3.6	6.9	.4	8.8	50.6	70.3
Interest expense	3.3	6.6	—	—	.1	10.0
Total expenses	294.3	183.9	.5	9.4	55.7	543.8
Pre-tax income (loss)	$31.2	$76.7	$5.0	$(8.0)	$4.1	$109.0

			HG Global/BAM
Millions	OneBeacon	Sirius Group	HG	BAM	Other Operations	Total
Six Months Ended June 30, 2014
Earned insurance and reinsurance premiums	$567.4	$425.1	$.5	$.2	$3.8	$997.0
Net investment income	21.7	20.5	.6	2.8	7.8	53.4
Net investment income (loss) - surplus note interest	—	—	7.9	(7.9)	—	—
Net realized and unrealized investment gains	40.8	86.5	1.6	6.8	42.0	177.7
Other revenue	2.0	(24.5)	—	.3	25.2	3.0
Total revenues	631.9	507.6	10.6	2.2	78.8	1,231.1
Losses and LAE	335.5	170.2	—	—	6.3	512.0
Insurance and reinsurance acquisition expenses	96.3	96.2	.2	.9	.4	194.0
Other underwriting expenses	101.1	62.0	—	.2	—	163.3
General and administrative expenses	6.9	15.3	.8	17.7	79.9	120.6
Interest expense	6.5	13.2	—	—	.4	20.1
Total expenses	546.3	356.9	1.0	18.8	87.0	1,010.0
Pre-tax income (loss)	$85.6	$150.7	$9.6	$(16.6)	$(8.2)	$221.1

			HG Global/BAM
Millions	OneBeacon	Sirius Group	HG	BAM	Other Operations	Total
Three Months Ended June 30, 2013
Earned insurance and reinsurance premiums	$280.8	$216.6	$.1	$—	$—	$497.5
Net investment income	11.4	11.4	.2	1.1	4.6	28.7
Net investment income (loss) - surplus note interest	—	—	10.0	(10.0)	—	—
Net realized and unrealized investment (losses) gains	(25.5)	6.7	(2.0)	(9.4)	(7.1)	(37.3)
Other revenue	.6	(16.0)	—	—	15.8	.4
Total revenues	267.3	218.7	8.3	(18.3)	13.3	489.3
Losses and LAE	157.0	117.6	—	—	—	274.6
Insurance and reinsurance acquisition expenses	52.5	23.2	—	.4	—	76.1
Other underwriting expenses	54.6	29.8	—	.1	—	84.5
General and administrative expenses	2.9	6.0	.5	7.9	22.9	40.2
Interest expense	3.3	6.5	—	—	.5	10.3
Total expenses	270.3	183.1	.5	8.4	23.4	485.7
Pre-tax (loss) income	$(3.0)	$35.6	$7.8	$(26.7)	$(10.1)	$3.6

			HG Global/BAM
Millions	OneBeacon	Sirius Group	HG	BAM	Other Operations	Total
Six Months Ended June 30, 2013
Earned insurance and reinsurance premiums	$567.3	$425.5	$.1	$—	$—	$992.9
Net investment income	20.8	24.5	.5	2.2	9.2	57.2
Net investment income (loss) - surplus note interest	—	—	20.1	(20.1)	—	—
Net realized and unrealized investment gains (losses)	2.9	19.8	(2.2)	(10.5)	27.9	37.9
Other revenue	24.6	(5.5)	—	.1	9.5	28.7
Total revenues	615.6	464.3	18.5	(28.3)	46.6	1,116.7
Losses and LAE	305.9	213.0	—	—	—	518.9
Insurance and reinsurance acquisition expenses	107.3	66.5	—	.5	—	174.3
Other underwriting expenses	103.9	59.5	—	.2	—	163.6
General and administrative expenses	6.9	15.5	.8	16.1	44.7	84.0
Interest expense	6.5	13.1	—	—	.9	20.5
Total expenses	530.5	367.6	.8	16.8	45.6	961.3
Pre-tax income (loss)	$85.1	$96.7	$17.7	$(45.1)	$1.0	$155.4

Note 12. Investments in Unconsolidated Affiliates

White Mountains’s investments in unconsolidated affiliates represent investments in other companies in which White Mountains has a significant voting and economic interest but does not control the entity.

Millions	June 30, 2014	December 31, 2013
Symetra common shares	$384.4	$360.9
Unrealized gains (losses) from Symetra’s fixed maturity portfolio	31.1	(43.6)
Carrying value of Symetra common shares	415.5	317.3
Hamer	3.6	4.1
Total investments in unconsolidated affiliates	$419.1	$321.4

Symetra
At June 30, 2014 and December 31, 2013, White Mountains owned 20.05 million common shares of Symetra Financial Corporation (“Symetra”), about a 17.3% common share ownership. White Mountains accounts for its investment in common shares of Symetra using the equity method.
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
At December 31, 2011, White Mountains wrote down the GAAP book value of the investment to its estimated fair value of $261.0 million.  This write down resulted in a basis difference between the GAAP carrying value of White Mountains’s investment in Symetra common shares and the amount derived by multiplying the percentage of White Mountains common share ownership by Symetra’s total GAAP equity.
As a result of the various basis adjustments, White Mountains’s carrying value of its investment in Symetra differs from the carrying value by applying its ownership share against Symetra’s GAAP equity as normally done under the equity method. The pre-tax basis difference is being amortized over a 30-year period with a weighted average of 29-years remaining. The amortization is based on estimated future cash flows associated with Symetra’s underlying assets and liabilities to which the basis differences have been attributed. White Mountains continues to record its equity in Symetra's earnings and net unrealized gains (losses). In addition, White Mountains recognizes the amortization of the basis difference through equity in earnings of unconsolidated affiliates and equity in net unrealized gains (losses) from investments in unconsolidated affiliates consistent with the original attribution of the basis differences between equity in earnings and equity in net unrealized gains (losses). For the three and six months ended June 30, 2014, White Mountains recognized after-tax amortization of $0.7 million and $1.4 million through equity in earnings of unconsolidated affiliates and $2.9 million and $5.8 million through equity in net unrealized gains from investments in unconsolidated affiliates. At June 30, 2014, the pre-tax unamortized basis difference was $177.7 million, of which $37.4 million is attributable to equity in earnings of unconsolidated affiliates and $140.3 million is attributable to equity in net unrealized gains of unconsolidated affiliates.
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

The following table summarizes amounts recorded by White Mountains relating to its investment in Symetra for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended			Three Months Ended
	June 30, 2014			June 30, 2013
Millions	Common Shares	Warrants	Total	Common Shares	Warrants	Total
Carrying value of investment in Symetra at beginning of period	$369.0	$—	$369.0	$350.9	$26.6	$377.5
Equity in earnings (1)(2)	13.1	—	13.1	7.2	—	7.2
Equity in net unrealized gains (losses) from Symetra’s fixed maturity portfolio(3)	35.4	—	35.4	(71.8)	—	(71.8)
Dividends received	(2.0)	—	(2.0)	(1.4)	—	(1.4)
Increase in value of warrants	—	—	—	—	14.5	14.5
Exercise of warrants	—	—	—	41.1	(41.1)	—
Carrying value of investment in Symetra at end of period(4)(5)	$415.5	$—	$415.5	$326.0	$—	$326.0
(1) Equity in earnings excludes tax expense of $0.9 and $0.6.
(2) Equity in earnings includes $0.7 and $0.7 increase relating to the pre-tax amortization of the Symetra common share basis difference.
(3) Net unrealized gains includes $3.1 and $2.7 increase relating to the pre-tax amortization of the Symetra common share basis difference.
(4) Includes White Mountains’s equity in net unrealized gains (losses) from Symetra’s fixed maturity portfolio of $31.1 and $(17.8) as of June 30, 2014 and 2013, which excludes tax (expense) benefit of $(2.1) and $1.4.
(5) The aggregate value of White Mountains’s investment in common shares of Symetra was $455.9 based upon the quoted market price of $22.74 per share at June 30, 2014.

	Six Months Ended			Six Months Ended
	June 30, 2014			June 30, 2013
Millions	Common Shares	Warrants	Total	Common Shares	Warrants	Total
Carrying value of investment in Symetra at beginning of period	$317.3	$—	$317.3	$351.2	$30.3	$381.5
Equity in earnings (1)(2)	27.5	—	27.5	17.0	—	17.0
Equity in net unrealized gains (losses) from Symetra’s fixed maturity portfolio(3)	74.7	—	74.7	(80.5)	—	(80.5)
Dividends received	(4.0)	—	(4.0)	(2.8)	—	(2.8)
Increase in value of warrants	—	—	—	—	10.8	10.8
Exercise of warrants	—	—	—	41.1	(41.1)	—
Carrying value of investment in Symetra at end of period(4)(5)	$415.5	$—	$415.5	$326.0	$—	$326.0
(1) Equity in earnings excludes tax expense of $1.9 and $1.4.
(2) Equity in earnings includes $1.5 and $1.5 increase relating to the pre-tax amortization of the Symetra common share basis difference.
(3) Net unrealized gains includes $6.3 and $5.5 increase relating to the pre-tax amortization of the Symetra common share basis difference.
(4) Includes White Mountains’s equity in net unrealized gains (losses) from Symetra’s fixed maturity portfolio of $31.1 and $(17.8) as of June 30, 2014 and 2013, which excludes tax (expense) benefit of $(2.1) and $1.4.
(5) The aggregate value of White Mountains’s investment in common shares of Symetra was $455.9 based upon the quoted market price of $22.74 per share at June 30, 2014.

During the three and six months ended June 30, 2014, White Mountains received cash dividends from Symetra of $2.0 million and $4.0 million on its common share investment that were recorded as a reduction of White Mountains’s investment in Symetra.

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

Share-Based Compensation Based on White Mountains Common Shares

WTM Performance Shares
Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Awards generally vest at the end of a three-year period, are subject to the attainment of pre-specified performance goals, and are valued based on the market value of common shares at the time awards are paid.  The following table summarizes performance share activity for the three and six months ended June 30, 2014 and 2013 for performance shares granted under the WTM Incentive Plan:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	127,537	$42.3	118,976	$28.6	119,220	$60.2	119,357	$29.4
Shares paid or expired(1)	—	—	—	—	(37,130)	(26.7)	(47,310)	(11.0)
New grants	—	—	—	—	45,660	—	46,920	—
Assumed forfeitures and cancellations(2)	—	(.2)	—	(.1)	(213)	.2	9	—
Expense recognized	—	8.4	—	6.4	—	16.8	—	16.5
Ending of period	127,537	$50.5	118,976	$34.9	127,537	$50.5	118,976	$34.9
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
If the outstanding WTM performance shares had vested on June 30, 2014, the total additional compensation cost to be recognized would have been $46.4 million, based on accrual factors at June 30, 2014 (common share price and payout assumptions).

Performance Shares granted under the WTM Incentive Plan
The following table summarizes performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan at June 30, 2014 for each performance cycle:

Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2014 – 2016	45,660	$4.6
2013 – 2015	47,170	19.2
2012 – 2014	37,977	28.0
Sub-total	130,807	51.8
Assumed forfeitures	(3,270)	(1.3)
Total at June 30, 2014	127,537	$50.5

Restricted Shares
The following table summarizes the unrecognized compensation cost associated with the outstanding restricted share awards for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	81,325	$24.8	95,380	$28.2	94,130	$17.0	69,910	$16.8
Issued	—	—	—	—	20,400	11.8	25,470	14.3
Vested	—	—	—	—	(33,205)	—	—	—
Forfeited	—	—	—	—	—	—	—	—
Expense recognized	—	(3.9)	—	(3.7)	—	(7.9)	—	(6.6)
Non-vested at June 30,	81,325	$20.9	95,380	$24.5	81,325	$20.9	95,380	$24.5

During the first quarter of 2014, White Mountains issued 20,400 restricted shares that vest on January 1, 2017. During the first quarter of 2013, White Mountains issued 25,470 restricted shares that vest on January 1, 2016. The unrecognized compensation cost at June 30, 2014 is expected to be recognized ratably over the remaining vesting periods.

Share-Based Compensation Based on OneBeacon Ltd. Common Shares

The OneBeacon Long-Term Incentive Plan (the “OneBeacon Incentive Plan”) provides for grants to key employees of OneBeacon various types of share-based and non share-based incentive awards.  OneBeacon’s share-based incentive awards include OneBeacon performance shares and restricted shares.

OneBeacon Performance Shares
OneBeacon performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash.  OneBeacon performance share awards generally vest at the end of a three-year period, are subject to the attainment of pre-specified performance goals, and are valued based on the market value of OneBeacon Ltd. common shares at the time awards are paid.  The following table summarizes performance share activity for the three and six months ended June 30, 2014 and 2013 for OneBeacon performance shares granted under the OneBeacon Incentive Plan:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	512,938	$3.6	489,867	$1.6	493,421	$4.0	563,190	$1.2
Shares paid or expired(1)	—	—	—	—	(142,138)	(1.0)	(238,658)	—
New grants	—	—	—	—	165,800	—	179,000	—
Assumed forfeitures and cancellations(2)	—	—	—	(.1)	(4,145)	—	(13,665)	(.1)
Expense recognized	—	.8	—	.9	—	1.4	—	1.3
Ending of period	512,938	$4.4	489,867	$2.4	512,938	$4.4	489,867	$2.4
(1) OneBeacon performance share payments in 2014 for the 2011-2013 performance cycle were at 37.1% of target. No payments were made in 2013 for the 2010-2012 OneBeacon performance cycle as the performance factor was zero. Amounts include deposits into OneBeacon’s deferred compensation plan.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.

If the outstanding OneBeacon performance shares had been vested on June 30, 2014, the total additional compensation cost to be recognized would have been $4.1 million, based on accrual factors at June 30, 2014 (common share price and payout assumptions).

The following table summarizes OneBeacon performance shares outstanding awarded under the OneBeacon Incentive Plan at June 30, 2014 for each performance cycle:

Millions, except share amounts	Target OneBeacon Performance Shares Outstanding	Accrued Expense
Performance cycle:
2014 – 2016	165,800	$.4
2013 – 2015	179,000	1.5
2012 – 2014	181,290	2.6
Sub-total	526,090	4.5
Assumed forfeitures	(13,152)	(.1)
Total at June 30, 2014	512,938	$4.4

OneBeacon Restricted Shares
 The following table summarizes the unrecognized compensation cost associated with the outstanding OneBeacon restricted stock awards for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	612,500	$5.7	918,000	$8.8	915,000	$6.5	927,000	$9.6
Issued	—	—	—	—	—	—	—	—
Vested	—	—	—	—	(300,000)	—	(9,000)	—
Forfeited	—	—	—	—	(2,500)	—	—	—
Expense recognized	—	(.8)	—	(.8)	—	(1.6)	—	(1.6)
Non-vested at June 30,	612,500	$4.9	918,000	$8.0	612,500	$4.9	918,000	$8.0

On March 1, 2012, OneBeacon issued 300,000 restricted shares that vest in two equal annual installments. The first installment vested on February 28, 2014.
On May 25, 2011, OneBeacon issued 630,000 restricted shares to its CEO that vest in four equal annual installments. The first installment vested on February 22, 2014.  Concurrently with the grant of the restricted shares, 35,000 OneBeacon performance shares issued to OneBeacon’s CEO for the 2011-2013 performance share cycle were forfeited and performance share awards to OneBeacon’s CEO for the subsequent five years have been or will also be reduced by 35,000 shares.
The unrecognized compensation cost at June 30, 2014 is expected to be recognized ratably over the remaining vesting periods.

Note 14. Fair Value of Financial Instruments

White Mountains accounts for its financial instruments at fair value with the exception of the OBH Senior Notes and the SIG Senior Notes, which are recorded as debt liabilities at face value less unamortized original issue discount, and the SIG Preference Shares, which are recorded as non-controlling interest at face value.
The following table summarizes the fair value and book value of financial instruments as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
2012 OBH Senior Notes	$283.9	$274.7	$269.8	$274.7
SIG Senior Notes	438.2	399.6	438.1	399.6
SIG Preference Shares	262.5	250.0	260.0	250.0

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

Note 15. Discontinued Operations

For the three and six months ended June 30, 2014, White Mountains recorded income from discontinued operations of $2.6 million and $2.1 million primarily due to an interim payment on the favorable development on loss reserves transferred with the sale of Esurance and Answer Financial. The final payment is expected in the second quarter of 2015. (See Note 16).
For the three and six months ended June 30, 2013, White Mountains recorded income from discontinued operations of $3.9 million and $4.4 million primarily related to the sale of Esurance and Answer Financial.
The results of discontinued operations for the three and six months ended June 30, 2013 also included other revenue that was related to a $7.4 million settlement award in the Safeco v. American International Group, Inc. (“AIG”) class action related to AIG's alleged underreporting of workers' compensation premiums to the National Workers' Compensation Reinsurance Pool. In light of the ongoing regulatory review of the Runoff Transaction, which included a third party actuarial review, OneBeacon increased loss reserves by approximately the same amount of the benefit resulting from the class action settlement award, which resulted in no net impact to results of discontinued operations.

Runoff Transaction
As described in Note 1 and Note 2, in October 2012, OneBeacon entered into an agreement to sell the Runoff Business to Armour. During three and six months ended June 30, 2014 and 2013, the results of operations for the Runoff Business have been classified as discontinued operations and are presented, net of related income taxes, in the statement of comprehensive income. The assets and liabilities associated with the Runoff Business as of June 30, 2014 and December 31, 2013 have been presented in the balance sheet as held for sale. The amounts classified as discontinued operations exclude investing and financing activities that are conducted on an overall consolidated level and, accordingly, there were no separately identifiable investments associated with the Runoff Business.
The Pennsylvania Insurance Department is currently conducting its regulatory review of the Runoff Transaction, which included a public hearing on July 23, 2014. The regulatory review process included a third party actuarial review of the Runoff Business loss and LAE reserves, completed in September 2013 and, subsequently, an independent stochastic modeling of the future cash flows of the Runoff Business, which was completed in June 2014. OneBeacon expects the Runoff Transaction to close in the second half of 2014.
During the second quarter of 2014, OneBeacon amended the Runoff SPA, primarily to increase the cap on seller financing by $6.7 million to $80.9 million, as well as to extend the termination date to December 31, 2014. Consistent with the proposed closing balance sheet, pro forma as of June 30, 2014, OneBeacon expects to provide seller financing at closing in the form of surplus notes with an estimated par value of $80.9 million. When issued, OneBeacon will record these surplus notes at their estimated fair value which, based on current internal valuation models, is expected to be less than their par value. As a result, in the second quarter of 2014, OneBeacon recorded an increase of $8.2 million ($5.3 million after tax) in the estimated loss on sale of the Runoff Business to reflect the estimated difference between the fair value and par value of the surplus notes upon issuance.

Additionally, during the second quarter of 2014, OneBeacon's expectation of the treatment under the Runoff SPA of the $7.4 million reserve charge recorded during the second quarter of 2013 changed. Previously, OneBeacon expected that the Runoff SPA would be amended to provide for the transfer of $7.4 million of additional assets to support the reserve charge. As previously noted, the Runoff SPA was instead revised to increase the cap on seller financing. As a result, the $7.4 million reserve charge ($4.8 million after-tax) was recorded as a reduction to the estimated loss on sale during the second quarter of 2014.
These changes resulted in a net increase in the estimated loss on sale of $0.8 million ($0.5 million after tax) during the second quarter of 2014. The estimated loss on sale may change prior to closing as a result of, among other factors, changes in the estimated fair value of these surplus notes.
The loss from discontinued operations of $0.1 million and $0.6 million for the three and six months ended June 30, 2014 was a result of non-claims expenses related to the Runoff Business, including dedicated staff, partially offset by favorable activity in loss and LAE.

Reinsurance
Included in the assets held for sale are reinsurance recoverables from two reinsurance contracts with subsidiaries of Berkshire Hathaway Inc. that OneBeacon was required to purchase in connection with White Mountains’s acquisition of OneBeacon in 2001 (the “OneBeacon Acquisition”): a reinsurance contract with National Indemnity Company (“NICO”) for up to $2.5 billion in old asbestos and environmental (“A&E”) claims and certain other exposures (the “NICO Cover”) and an adverse loss reserve development cover from General Reinsurance Corporation (“GRC”) for up to $570.0 million, comprised of $400.0 million of adverse loss reserve development occurring in years 2000 and prior in addition to $170.0 million of reserves ceded as of the date of the OneBeacon Acquisition (the “GRC Cover”). The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for under GAAP as a seller guarantee. As of June 30, 2014 and December 31, 2013, the total reinsurance recoverables on paid and unpaid losses of $1,157.8 million and $1,243.7 million related to both the NICO cover and the GRC cover have been included in assets held for sale. Both NICO and GRC have an A.M Best rating of A++, Superior, which is the highest of sixteen ratings.
The total reinsurance recoverables on paid and unpaid losses in assets held for sale were $7.9 million and $1,637.7 million as of June 30, 2014. The reinsurance recoverable on unpaid amount is gross of $130.3 million in purchase accounting adjustments that will become recoverable if claims are paid in accordance with current reserve estimates.

Net Assets Held for Sale
The following summarizes the assets and liabilities associated with the business classified as held for sale:

Millions	June 30, 2014	December 31, 2013
Assets held for sale
Fixed maturity investments, at fair value	$203.8	$236.3
Reinsurance recoverable on unpaid losses	1,507.4	1,604.7
Reinsurance recoverable on paid losses	7.9	10.7
Insurance premiums receivable	13.2	9.1
Deferred tax asset	2.8	3.3
Other assets	15.6	16.0
Total assets held for sale	$1,750.7	$1,880.1
Liabilities held for sale
Loss and loss adjustment expense reserves	$1,666.3	$1,793.1
Unearned insurance premiums	.3	.2
Ceded reinsurance payable	11.9	12.3
Other liabilities	72.2	74.5
Total liabilities held for sale	1,750.7	1,880.1
Net assets held for sale	$—	$—

Net Income from Discontinued Operations
The following summarizes the results of operations, including related income taxes associated with the business classified as discontinued operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2014	2013	2014	2013
Revenues
Earned insurance premiums	$(.1)	$(1.3)	$(.2)	$(.4)
Other revenue	—	12.2	—	12.2
Total revenues	(.1)	10.9	(.2)	11.8
Expenses
Loss and loss adjustment expenses	(.7)	7.5	(.7)	7.5
Insurance and reinsurance acquisition expenses	—	(.1)	—	—
Other underwriting expenses	.7	(.2)	1.4	(.1)
Total expenses	—	7.2	.7	7.4
Pre-tax (loss) income	(.1)	3.7	(.9)	4.4
Income tax benefit	—	.2	.3	—
Net (loss) income from discontinued operations	(.1)	3.9	$(.6)	$4.4
Gain on sale of Esurance, net of tax	3.2	—	3.2	—
Loss from sale of discontinued operations	(.5)	—	(.5)	—
Net income from discontinued operations	$2.6	$3.9	$2.1	$4.4

Earnings Per Share
Basic earnings per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities.  Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding. The following table outlines the computation of earnings per share for discontinued operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic and diluted earnings per share numerators (in millions):
Net income attributable to White Mountains’s common shareholders	$2.6	$3.9	$2.1	$4.4
Allocation of income for participating unvested restricted common shares(1)	—	—	—	—
Net income attributable to White Mountains’s common shareholders, net of restricted common share amounts (2)	$2.6	$3.9	$2.1	$4.4
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	6,162.2	6,176.2	6,166.0	6,224.5
Average unvested restricted common shares(3)	(81.3)	(95.4)	(75.9)	(87.2)
Basic earnings per share denominator	6,080.9	6,080.8	6,090.1	6,137.3
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	6,162.2	6,176.2	6,166.0	6,224.5
Average unvested restricted common shares(3)	(81.3)	(95.4)	(75.9)	(87.2)
Average outstanding dilutive options to acquire common shares(4)	—	—	—	—
Diluted earnings per share denominator	6,080.9	6,080.8	6,090.1	6,137.3
Basic and diluted earnings per share (in dollars):	$.43	$.64	$.34	$.71
(1) Restricted shares issued by White Mountains contain dividend participation features, and therefore, are considered participating securities.
(2) Net earnings attributable to White Mountains’s common shareholders, net of restricted share amounts, is equal to undistributed earnings for the three and six months ended June 30, 2014 and 2013.
(3) Restricted common shares outstanding vest either in equal annual installments or upon a stated date (see Note 13).
(4) The diluted earnings per share denominator for the three and six months ended June 30, 2014 and 2013 does not include the impact of 125,000 common shares issuable upon exercise of the non-qualified options outstanding as they are anti-dilutive to the calculation.

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

The following summarizes significant legal contingencies, ongoing non-claims related litigation or arbitration as of June 30, 2014:

Esurance
On October 7, 2011, the Company completed the sale of its Esurance and Answer Financial subsidiaries (the “Transferred Subsidiaries”) to The Allstate Corporation (“Allstate”) pursuant to a Stock Purchase Agreement dated as of May 17, 2011 (filed as an exhibit to the Company’s current report on Form 8-K on May 18, 2011, the “Agreement”).  The Company has certain contingencies under the Agreement as follows:  (i) subject to specified thresholds and limits, the Company generally indemnifies Allstate for breaches of its representations and warranties in the Agreement for a period of eighteen months (although longer for specified representations and warranties) from the closing, (ii) the Company indemnifies Allstate for breaches of certain covenants in the Agreement, including certain agreements by the Company not to solicit certain employees of the Transferred Subsidiaries for three years after the closing, and (iii) subject to specified thresholds and limits, the Company indemnifies Allstate for specified matters related to the pre-closing period, including (a) specified litigation matters, (b) losses of the Transferred Subsidiaries arising from extra-contractual claims and claims in excess of policy limits (“ECO/EPL losses”), (c) certain corporate reorganizations effected to remove entities from the Transferred Subsidiaries that were not being sold in the transaction, and (d) certain tax matters, including certain net operating losses being less than stated levels.  In addition, the Company retains 90% of positive or negative development in the loss reserves of the Transferred Subsidiaries as of the closing date (net of ECO/EPL losses) through December 31, 2014.

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
        In addition, OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. This matter was consolidated for pretrial matters with the Noteholder Actions in the United States District Court for the Southern District of New York and was stayed pending the motion to dismiss in the Noteholder Action. An omnibus motion to dismiss the shareholder defendants in the Committee Action was filed in May 2014.

Note 17. Subsequent Events

durchblicker.at
In July 2014, White Mountains acquired approximately 45% of durchblicker.at, Austria's first independent price comparison portal for insurance, gas/electricity and finance services, for EUR 8.5 million (approximately $11.6 million based upon the foreign exchange spot rate at the date of acquisition).

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

Overview
White Mountains ended the second quarter of 2014 with an adjusted book value per share of $667, an increase of 1.7% for the quarter and 4.0% for the first six months of 2014, including dividends. White Mountains reported adjusted comprehensive income of $68 million and $156 million for the second quarter and first six months of 2014, compared to an adjusted comprehensive loss of $8 million and adjusted comprehensive income of $108 million for the second quarter and first six months of 2013.
OneBeacon’s book value per share increased 2.3% for the second quarter and 6.6% for the first six month of 2014, including dividends. OneBeacon’s GAAP combined ratio was 99% for the second quarter of 2014, compared to 94% for the second quarter of 2013, while the GAAP combined ratio was 94% for the first six months of 2014, compared to 91% for the first six months of 2013. The combined ratios for the second quarter and first six months of 2014 reflect higher loss ratios, driven by an elevated level of large loss activity, partially offset by lower expense ratios. Unfavorable loss reserve development, primarily related to the large loss activity, was 3 points and 1 point in the second quarter and first six months of 2014, compared to one point of favorable loss reserve development in both the second quarter and first six months of 2013.
Sirius Group’s GAAP combined ratio was 81% for the second quarter of 2014, compared to 79% for the second quarter of 2013, while the GAAP combined ratio was 77% for the first six months of 2014 compared to 80% for the first six months of 2013. The combined ratios for the 2014 periods benefited from lower catastrophe losses compared to the 2013 periods, while the 2013 periods benefited from profit commissions earned on European property retrocessional treaties. The second quarter of 2014 included 6 points of catastrophe losses, compared to 16 points of catastrophe losses in the second quarter of 2013, while the first six months of 2014 included 3 points of catastrophe losses, compared to 9 points in the first six months of 2013. The combined ratios for the second quarter and the first six months of 2013 included 9 points and 5 points of profit commissions from European property retrocessional treaties.
White Mountains’s total net written premiums increased 7% and 8% to $487 million and $1,138 million in the second quarter and first six months of 2014, primarily driven by growth at OneBeacon, offset somewhat by lower premiums at Sirius Group. OneBeacon's net written premiums increased 20% and 19% to $296 million and $607 million in the second quarter and first six months of 2014. Excluding the $36 million and $65 million increase in net premiums written for these new businesses, premiums increased 5% and 6% for the second quarter and first six months of 2014. Sirius Group's net written premiums decreased 9% and 3% to $187 million and $521 million in the second quarter and first six months of 2014.

White Mountains’s GAAP pre-tax total return on invested assets was 1.5% and 2.6% for the second quarter and first six months of 2014, which included 0.1% of foreign currency losses for each period, compared to (0.8)% and 0.6% for the second quarter and first six months of 2013, which included 0.2% and 0.6% of foreign currency losses. White Mountains’s short-duration fixed income portfolio returned 0.9% in U.S. dollars (1.0% in local currencies) in the second quarter of 2014 and 1.6% in U.S. dollars (1.7% in local currencies) for the first six months of 2014, lagging the longer duration Barclay's Intermediate Aggregate Bond Index of 1.6% and 2.8% for the comparable periods.  White Mountains’s value-oriented equity portfolio returned 3.7% and 6.0% for the second quarter and first six months of 2014, lagging the S&P 500 Index return of 5.2% and 7.1% for the comparable periods.
During the first quarter of 2014, White Mountains completed the acquisitions of three insurance marketing/technology service businesses: (i) QuoteLab, a marketing and technology company focused on the insurance industry, (ii) Wobi, an Israeli online personal lines price comparison business, and (iii) SSRM, the attorney-in-fact for Star & Shield Insurance Exchange, a Florida-domiciled reciprocal insurance exchange providing private passenger auto insurance to members of the public safety community and their families. Additionally, in June 2014, White Mountains committed $21 million to fund a 50/50 joint venture with DavidShield for the development, marketing and distribution of PassportCard travel insurance, and in July 2014, White Mountains acquired approximately 45% of durchblicker.at, Austria's first independent price comparison portal for insurance, gas/electricity and finance services, for EUR 9 million (approximately $12 million based upon the foreign exchange spot rate at the date of acquisition). The transaction with DavidShield is expected to close in the fourth quarter of 2014, subject to regulatory approvals. See “Other Operations” on page 59.

Adjusted Book Value Per Share
The following table presents White Mountains’s adjusted book value per share and reconciles this non-GAAP measure to the most comparable GAAP measure. (See NON-GAAP FINANCIAL MEASURES on page 77).

	June 30, 2014	March 31, 2014	December 31, 2013	June 30, 2013
Book value per share numerators (in millions):
White Mountains’s common shareholders’ equity	$4,105.5	$4,014.5	$3,905.5	$3,689.2
Equity in net unrealized losses (gains) from Symetra’s fixed maturity portfolio, net of applicable taxes	(29.0)	3.9	40.4	16.3
Adjusted book value per share numerator (1)	$4,076.5	$4,018.4	$3,945.9	$3,705.5
Book value per share denominators (in thousands of shares):
Common shares outstanding	6,150.5	6,174.4	6,176.7	6,176.5
Unearned restricted shares	(38.1)	(45.7)	(33.0)	(49.2)
Adjusted book value per share denominator (1)	6,112.4	6,128.7	6,143.7	6,127.3
Book value per share (2)	$667.51	$650.18	$632.30	$597.29
Adjusted book value per share (2)	$666.92	$655.67	$642.27	$604.75
(1) Excludes out of-the-money stock options.
(2) During the first quarter and first six months of both 2014 and 2013, White Mountains declared and paid a dividend of $1.00 per common share

Review of Consolidated Results

White Mountains’s consolidated financial results for the three and six months ended June 30, 2014 and 2013 follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2014	2013	2014	2013
Gross written premiums	$572.1	$526.5	$1,373.2	$1,261.0
Net written premiums	$487.4	$455.4	$1,138.0	$1,056.6
Revenues
Earned insurance and reinsurance premiums	$503.4	$497.5	$997.0	$992.9
Net investment income	29.1	28.7	53.4	57.2
Net realized and unrealized investment gains (losses)	113.9	(37.3)	177.7	37.9
Other revenue — foreign currency translation losses	(16.3)	(16.7)	(20.2)	(13.4)
Other revenue — Symetra warrants	—	14.5	—	10.8
Other revenue — other	22.7	2.6	23.2	31.3
Total revenues	652.8	489.3	1,231.1	1,116.7
Expenses
Losses and LAE	282.7	274.6	512.0	518.9
Insurance and reinsurance acquisition expenses	98.9	76.1	194.0	174.3
Other underwriting expenses	81.9	84.5	163.3	163.6
General and administrative expenses	70.1	40.1	120.2	82.7
Accretion of fair value adjustment to loss and LAE reserves	.2	.1	.4	1.3
Interest expense	10.0	10.3	20.1	20.5
Total expenses	543.8	485.7	1,010.0	961.3
Pre-tax income from continuing operations	109.0	3.6	221.1	155.4
Income tax (expense) benefit	(23.9)	.6	(54.2)	(41.0)
Net income from continuing operations	85.1	4.2	166.9	114.4
Net income from discontinued operations, net of tax	2.6	3.9	2.1	4.4
Equity in earnings of unconsolidated affiliates, net of tax	12.5	7.1	26.3	16.3
Net income	100.2	15.2	195.3	135.1
Net (income) loss attributable to non-controlling interests	(4.6)	11.1	(4.1)	11.6
Net income attributable to White Mountains’s common shareholders	95.6	26.3	191.2	146.7
Other comprehensive income (loss), net of tax	5.0	(100.6)	33.7	(112.3)
Comprehensive income (loss) attributable to White Mountains’s common shareholders	100.6	(74.3)	224.9	34.4
Change in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of tax	(32.9)	66.0	(69.4)	74.0
Adjusted comprehensive income (loss)	$67.7	$(8.3)	$155.5	$108.4

Consolidated Results - Three Months Ended June 30, 2014 versus Three Months Ended June 30, 2013
White Mountains’s total revenues increased 33% to $653 million in the second quarter of 2014, which was driven by net unrealized gains from the investment portfolio.  Earned insurance and reinsurance premiums and net investment income were relatively flat.  Net realized and unrealized investment gains of $114 million in the second quarter of 2014, which included $35 million of net realized and unrealized foreign currency gains on investments, compared to $37 million of net realized and unrealized investment losses in the second quarter of 2013, which included $36 million of net realized and unrealized foreign currency gains. Net realized and unrealized foreign currency gains (losses) on investments are related to GAAP foreign currency translation and are mostly offset in comprehensive net income and adjusted book value per share by (losses) gains recognized in other comprehensive income (see “Foreign Currency Translation” on page 63).  Other revenue increased to $6 million in the second quarter of 2014 from $1 million in the second quarter of 2013. The second quarter of 2014 included $16 million in foreign currency translation losses compared to $17 million in the second quarter of 2013. Other revenue in the second quarter of 2014 also included $20 million from QuoteLab, which was acquired by White Mountains during the first quarter of 2014, while other revenue in the second quarter of 2013 included $15 million of mark-to-market gains on the Symetra warrants prior to their exercise in the June 2013.

White Mountains’s total expenses increased 12% to $544 million in the second quarter of 2014.  Losses and LAE increased 3% in the second quarter of 2014, primarily driven by an elevated level of large loss activity at OneBeacon. Insurance and reinsurance acquisition expenses increased 30%, as the second quarter of 2013 included the benefit from $19 million of profit commissions accrued at Sirius Group on ceded European property business, compared to $1 million in the second quarter of 2014. This increase was partially offset by a 6% decrease in insurance acquisition expenses at OneBeacon, primarily due to changes in business mix driven by the exit from the collector car and boat business. General and administrative expenses in the second quarter of 2014 included $18 million from QuoteLab, which was acquired by White Mountains during the first quarter of 2014.
White Mountains’s income tax expense for the second quarter of 2014 and 2013 represented effective tax rates of 21.9% and (16.7)%. The effective tax rate for the second quarter of 2014 was lower than the U.S. statutory rate of 35% due primarily to income generated in jurisdictions with lower tax rates than the United States. The effective tax rate for the second quarter of 2013 was negative due to tax benefits on losses generated in the United States that exceeded tax expense on income generated in other jurisdictions and non-taxable gains in certain countries.

Consolidated Results - Six Months Ended June 30, 2014 versus Six Months Ended June 30, 2013
White Mountains’s total revenues increased 10% to $1,231 million in the first six months of 2014, which was driven by net unrealized gains from the investment portfolio.  Earned insurance and reinsurance premiums were relatively flat.  Net investment income was down 7% to $53 million, primarily due to lower investment yields. White Mountains reported net realized and unrealized investment gains of $178 million in the first six months of 2014, which included $44 million of net realized and unrealized foreign currency gains on investments, compared to $38 million of net realized and unrealized investment gains in the first six months of 2013, which included $26 million of net realized and unrealized foreign currency gains. Net realized and unrealized foreign currency gains (losses) on investments are related to GAAP foreign currency translation and are mostly offset in comprehensive net income and adjusted book value per share by (losses) gains recognized in other comprehensive income (see “Foreign Currency Translation” on page 63).  Other revenue decreased to $3 million in the first six months of 2014 from $29 million in the first six months of 2013. The first six months of 2014 included $20 million in foreign currency translation losses compared to $13 million of foreign currency losses in the first six months of 2013. Other revenue in the first six months of 2014 included $20 million from QuoteLab. Other revenue in the first six months of 2013 included a $23 million gain on OneBeacon's sale of Essentia and a $7 million gain on WM Solutions's acquisition of Ashmere. In addition, the first six months of 2013 included $11 million of mark-to-market gains on the Symetra warrants, which were exercised in the June 2013.
White Mountains’s total expenses increased 5% to $1,010 million in the first six months of 2014.  Losses and LAE decreased 1% in the first six months of 2014, primarily from lower catastrophe losses at Sirius Group, partially offset by an elevated level of large loss activity at OneBeacon. Insurance and reinsurance acquisition expenses increased 11%, as the first six months of 2013 included the benefit from $19 million of profit commissions accrued at Sirius Group on ceded European property business, compared to $2 million in the first six months of 2014. This increase was partially offset by a 10% decrease in insurance acquisition expenses at OneBeacon, primarily due to changes in business mix driven by the exit from the collector car and boat business. General and administrative expenses in the first six months of 2014 included $18 million from QuoteLab. General and administrative expenses in the first six months of 2013 included a $7 million reduction in general and administrative expenses related to an adjustment to the fair value of variable annuity death benefit expenses at WM Life Re, which was mostly offset in other revenues by a component of the change in the fair value of WM Life Re's derivative assets and liabilities (See Note 8 — “Derivatives” for a summary of WM Life Re's results).
White Mountains’s income tax expense for the first six months of 2014 and 2013 represented effective tax rates of 24.5% and 26.4%. The effective tax rate for the first six months of 2014 and 2013 was lower than the U.S. statutory rate of 35% due primarily to income generated in jurisdictions with lower tax rates than the United States.

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

OneBeacon

Financial results and GAAP combined ratios for OneBeacon for the three and six months ended June 30, 2014 and 2013 follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2014	2013	2014	2013
Gross written premiums	$331.5	$264.2	$663.4	$545.1
Net written premiums	$295.9	$246.9	$607.0	$512.0

Earned insurance and reinsurance premiums	$290.9	$280.8	$567.4	$567.3
Net investment income	11.7	11.4	21.7	20.8
Net realized and unrealized investment gains (losses)	21.9	(25.5)	40.8	2.9
Other revenue	1.0	.6	2.0	24.6
Total revenues	325.5	267.3	631.9	615.6
Losses and LAE	186.1	157.0	335.5	305.9
Insurance and reinsurance acquisition expenses	49.6	52.5	96.3	107.3
Other underwriting expenses	51.7	54.6	101.1	103.9
General and administrative expenses	3.6	2.9	6.9	6.9
Interest expense	3.3	3.3	6.5	6.5
Total expenses	294.3	270.3	546.3	530.5
Pre-tax income	$31.2	$(3.0)	$85.6	$85.1

GAAP ratios:
Losses and LAE	64%	56%	59%	54%
Expense	35%	38%	35%	37%
Combined	99%	94%	94%	91%

The following table presents OneBeacon’s book value per share:

(Millions, except per share amounts)	June 30, 2014	March 31, 2014	December 31, 2013	June 30, 2013
OneBeacon book value per share:
OneBeacon's common shareholders’ equity	$1,136.0	$1,130.3	$1,104.3	$1,042.1
OneBeacon common shares outstanding	95.3	95.3	95.4	95.4
OneBeacon book value per common share (1)	$11.92	$11.86	$11.58	$10.92
(1) OneBeacon declared and paid a regular quarterly dividend of $0.21 per common share in each of the first two quarters of 2014 and in each quarter during 2013.

OneBeacon ended the second quarter of 2014 with a book value per share of $11.92, an increase of 2.3% for the quarter and 6.6% for the first six months of 2014, including dividends. The increase in the second quarter of 2014 was primarily driven by good absolute investment portfolio returns in a strong quarter for the fixed income and equity markets. The increase in the first six months of 2014 also included a $5 million tax benefit reported in the first quarter of 2014 relating to the settlement of the IRS examination for tax years 2005 and 2006.

OneBeacon Results—Three Months Ended June 30, 2014 versus Three Months Ended June 30, 2013
OneBeacon's GAAP combined ratio increased to 99% for the second quarter of 2014 compared to 94% for the second quarter of 2013. The increase in the combined ratio was primarily driven by a large loss (3 points) in the Specialty Property line and a 3 point unfavorable change in prior year loss reserve development, partially offset by a 3 point improvement in the expense ratio, driven by lower non-claims litigation expense. The second quarter of 2014 included 3 points ($8 million) of net unfavorable loss reserve development, driven by a few large losses in OneBeacon Professional Insurance, partially offset by favorable loss reserve development in OneBeacon Specialty Property. This compared to net favorable loss reserve development of less than one point ($1 million) for the second quarter of 2013.

OneBeacon's net written premiums increased 20% in the second quarter of 2014 to $296 million, primarily from increases from its newer businesses, particularly OneBeacon Crop Insurance, OneBeacon Program Group and OneBeacon Surety Group. Excluding the $36 million increase in net premiums written by these new businesses, premiums increased 5% for the second quarter of 2014.
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
OneBeacon's net combined ratio was higher than the gross combined ratio by 4 points for both the second quarter of 2014 and 2013. In both periods, the net combined ratio was higher than the gross combined ratio as a result of the cost of the reinsurance programs more than offsetting the benefits from ceded losses.

OneBeacon Results—Six Months Ended June 30, 2014 versus Six Months Ended June 30, 2013
OneBeacon's GAAP combined ratio increased to 94% for the first six months of 2014 compared to 91% for the first six months of 2013. The increase was primarily driven by a large loss (2 points) in the Specialty Property line and a 2 point unfavorable change in prior year loss reserve development, partially offset by a 2 point improvement in the expense ratio driven by lower non-claims litigation expense. The loss ratio for the first six months of 2014 included 1 point ($7 million) of net unfavorable loss reserve development, primarily related to large loss activity in OneBeacon Professional Insurance, OneBeacon Entertainment, OneBeacon Government Risks and OneBeacon Accident Group, partially offset by favorable loss reserve development in OneBeacon Specialty Property and International Marine Underwriters (“IMU”). This compared to net favorable loss reserve development of 1 point ($4 million) for the first six months of 2013, primarily related to the healthcare business within Professional Insurance, the ocean marine business within IMU, and OneBeacon Government Risks, offset in part by unfavorable loss reserve development for Collector Cars and Boats.
OneBeacon's net written premiums increased 19% in the first six months of 2014 to $607 million, primarily from increases from its newer businesses, particularly OneBeacon Crop Insurance, OneBeacon Program Group and OneBeacon Surety Group. Excluding the $65 million increase in net premiums written by these new businesses, premiums increased 6% for the first six months of 2014.
Reinsurance protection.  OneBeacon's net combined ratio was higher than the gross combined ratio by 4 points for the first six months of 2014 and 2 points for the first six months of 2013. In both periods, the net combined ratio was higher than the gross combined ratio as a result of the cost of the reinsurance programs more than offsetting the benefits from ceded losses.

Runoff Transaction
In October 2012, OneBeacon entered into a definitive agreement with Trebuchet US Holdings, Inc., a wholly-owned subsidiary of Armour Group Holdings Limited (together with Trebuchet, “Armour”), to sell its Runoff Business. The Pennsylvania Insurance Department is currently conducting its regulatory review of the Runoff Transaction, which included a public hearing on July 23, 2014. During the second quarter of 2014, OneBeacon amended the Runoff SPA, primarily to increase the cap on seller financing by $7 million to $81 million, as well as to extend the termination date to December 31, 2014. Consistent with the proposed closing balance sheet, pro forma as of June 30, 2014, OneBeacon expects to provide seller financing at closing in the form of surplus notes with an estimated par value of $81 million. OneBeacon expects the Runoff Transaction to close in the second half of 2014. See Note 15 — “Discontinued Operations” for more details regarding the Runoff Transaction.

Sirius Group

Financial results and GAAP combined ratios for Sirius Group for the three and six months ended June 30, 2014 and 2013 follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2014	2013	2014	2013
Gross written premiums	$238.6	$259.0	$691.3	$710.6
Net written premiums	$187.2	$205.2	$520.5	$539.3

Earned insurance and reinsurance premiums	$209.6	$216.6	$425.1	$425.5
Net investment income	11.8	11.4	20.5	24.5
Net realized and unrealized investment gains	58.4	6.7	86.5	19.8
Other revenue—foreign currency translation losses	(16.3)	(16.7)	(20.2)	(13.4)
Other revenue	(2.9)	.7	(4.3)	7.9
Total revenues	260.6	218.7	507.6	464.3
Losses and LAE	91.4	117.6	170.2	213.0
Insurance and reinsurance acquisition expenses	48.8	23.2	96.2	66.5
Other underwriting expenses	30.2	29.8	62.0	59.5
General and administrative expenses	6.7	5.9	14.9	14.2
Accretion of fair value adjustment to loss and LAE reserves	.2	.1	.4	1.3
Interest expense	6.6	6.5	13.2	13.1
Total expenses	183.9	183.1	356.9	367.6
Pre-tax income	$76.7	$35.6	$150.7	$96.7

GAAP ratios:
Losses and LAE	44%	54%	40%	50%
Expense	37%	25%	37%	30%
Combined	81%	79%	77%	80%

Sirius Group Results—Three Months Ended June 30, 2014 versus Three Months Ended June 30, 2013
Sirius Group's GAAP combined ratio was 81% for the second quarter of 2014 compared to 79% for second quarter of 2013. The second quarter of 2014 benefited from lower catastrophe losses compared to the prior year period, while the second quarter of 2013 benefited from higher profit commissions on ceded business and higher favorable loss reserve development. The second quarter of 2014 included 6 points ($12 million) of catastrophe losses, primarily due to $10 million of storm and flood losses in Europe, compared to 16 points ($35 million) of catastrophe losses in the second quarter of 2013, primarily due to $28 million of flood losses in Europe and $5 million of tornado losses from the Midwestern United States. The profit commissions, which were the result of higher profitability of ceded business covering European property catastrophe excess exposures in primarily the 2012 and 2013 underwriting years, reduced the second quarter 2013 combined ratio by 9 points ($19 million), compared to a 1 point ($1 million) reduction in the second quarter of 2014. Favorable loss reserve development was 3 points ($6 million) in the second quarter of 2014, primarily due to decreases in property loss reserves, including reductions for prior period catastrophe losses. Favorable loss reserve development was 7 points ($14 million) in the second quarter of 2013, primarily due to reductions in loss reserves for the Japan earthquake and hurricane Sandy.
Sirius Group's gross written premiums decreased 8% to $239 million, while net written premiums decreased 9% to $187 million for the second quarter of 2014 compared to the second quarter of 2013. Decreases in the property catastrophe excess line were partially offset by increases in the accident and health line.  Net earned premiums decreased 3% for the second quarter of 2014 to $210 million due to lower property premiums. The effects of foreign currency translation on premiums were not material in the second quarter of 2014.
In the second quarter of 2014, Sirius Group's other revenue was a loss of $3 million, which was primarily due to a $2 million mark-to-market loss on the interest rate cap associated with the SIG Preference Shares. Additionally, Sirius Group recorded $16 million of foreign currency translation losses in the second quarter of 2014 compared to $17 million of foreign currency translation losses in the second quarter of 2013 (See “Foreign Currency Translation” on page 63).

Sirius Group's insurance and reinsurance acquisition expenses increased $26 million in the second quarter of 2014, as the second quarter of 2013 included the benefit from $19 million of profit commissions accrued by Sirius Group on ceded European property treaties, compared to $1 million in the second quarter of 2014.
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
Sirius Group's net combined ratio was 3 points lower than the gross combined ratio for the second quarter of 2014 and was 5 points lower than the gross combined ratio for the second quarter of 2013.  For the second quarter of 2014, the net combined ratio was lower than the gross combined ratio because ceded loss recoveries in the aviation and accident and health lines more than offset the cost of such cessions. For the second quarter of 2013, the lower net combined ratio was primarily due to the ceded profit commissions.

Sirius Group Results—Six Months Ended June 30, 2014 versus Six Months Ended June 30, 2013
Sirius Group's GAAP combined ratio was 77% for the first six months of 2014 compared to 80% for first six months of 2013. The first six months of 2014 benefited from lower catastrophe losses and higher favorable loss reserve development compared to the first six months of 2013, while the first six months of 2013 benefited from higher profit commissions due to Sirius Group on European property retrocessional treaties. The combined ratio for the first six months of 2014 included 3 points ($14 million) of catastrophe losses, primarily due to $10 million of storm and flood losses in Europe, compared to 9 points ($37 million) of catastrophe losses in the first six months of 2013, mainly due to $28 million of flood losses in Europe and $5 million of tornado losses from the Midwestern United States. Favorable loss reserve development was 4 points ($16 million) in the first six months of 2014 primarily due to decreases in property loss reserves, including reductions for prior period catastrophe losses. Favorable loss reserve development was 2 points ($10 million) in the first six months of 2013 primarily due to reductions in property loss reserves, including reductions in loss reserves for the Japan earthquake and hurricane Sandy.
Sirius Group's gross written premiums decreased 3% to $691 million, while net written premiums decreased 3% to $521 million for the first six months of 2014 compared to the first six months of 2013. Decreases in the property catastrophe excess line were partially offset by increases in the accident and health line.  Net earned premiums were flat as compared to the prior period. The effects of foreign currency translation on premiums were not material in the first six months of 2014.
In the first six months of 2014, Sirius Group's other revenue was a loss of $4 million, which was primarily due to a $5 million mark-to-market loss on the interest rate cap associated with the SIG Preference Shares, somewhat offset by a $1 million gain on the sale of Citation as a “shell company.” In the first six months of 2013, Sirius Group's other revenues included a gain of $7 million from WM Solutions's acquisition of Ashmere. Additionally, Sirius Group recorded $20 million of foreign currency translation losses in the first six months of 2014 compared to $13 million of foreign currency translation losses in the first six months of 2013 (See “Foreign Currency Translation” on page 63).
Sirius Group's insurance and reinsurance acquisition expenses increased $30 million in the first six months of 2014, as the first six months of 2013 included the benefit from $19 million of profit commissions accrued by Sirius Group accrued on ceded European property treaties, compared to $2 million in the first six months of 2014. In addition, in the first six months of 2014, additional profit commissions of $5 million were due from Sirius Group for prior accident year treaties as a result of favorable loss reserve development on prior accident years. Sirius Group's other underwriting expenses increased $3 million in the first six months of 2014, primarily due to increased incentive compensation expenses.
Reinsurance protection. Sirius Group's net combined ratio was 1 point lower than the gross combined ratio for the first six months of 2014 and was 1 point higher than the gross combined ratio for the first six months of 2013.  For the first six months of 2014, the net combined ratio was lower than the gross combined ratio because ceded loss recoveries in the accident and health line more than offset the cost of such cessions. For the first six months of 2013, the higher net combined ratio was primarily due to the cost of property retrocessions with limited ceded property loss recoveries, partially offset by the increases in ceded profit commissions.

HG Global/BAM

The following table presents the components of pre-tax income included in White Mountains’s HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$2.4	$—	$2.4
Assumed (ceded) written premiums	1.9	(1.9)	—	—
Net written premiums	$1.9	$.5	$—	$2.4

Earned insurance and reinsurance premiums	$.3	$.1	$—	$.4
Net investment income	.3	1.4	—	1.7
Net investment income - BAM Surplus Notes	4.0	—	(4.0)	—
Net realized and unrealized investment gains	.9	3.8	—	4.7
Other revenue	—	.1	—	.1
Total revenues	5.5	5.4	(4.0)	6.9
Insurance and reinsurance acquisition expenses	.1	.5	—	.6
Other underwriting expenses	—	.1	—	.1
General and administrative expenses	.4	8.8	—	9.2
Interest expense—BAM surplus notes	—	4.0	(4.0)	—
Total expenses	.5	13.4	(4.0)	9.9
Pre-tax income (loss)	$5.0	$(8.0)	$—	$(3.0)

	Three Months Ended June 30, 2013
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$3.3	$—	$3.3
Assumed (ceded) written premiums	2.6	(2.6)	—	—
Net written premiums	2.6	$.7	$—	$3.3

Earned insurance and reinsurance premiums	$.1	$—	$—	$.1
Net investment income	.2	1.1	—	1.3
Net investment income—BAM Surplus Notes	10.0	—	(10.0)	—
Net realized and unrealized investment losses	(2.0)	(9.4)	—	(11.4)
Other revenue	—	—	—	—
Total revenues	8.3	(8.3)	(10.0)	(10.0)
Insurance and reinsurance acquisition expenses	—	.4	—	.4
Other underwriting expenses	—	.1	—	.1
General and administrative expenses	.5	7.9	—	8.4
Interest expense—BAM surplus notes	—	10.0	(10.0)	—
Total expenses	.5	18.4	(10.0)	8.9
Pre-tax income (loss)	$7.8	$(26.7)	$—	$(18.9)

	Six Months Ended June 30, 2014
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$7.2	$—	$7.2
Assumed (ceded) written premiums	5.6	(5.6)	—	—
Net written premiums	$5.6	$1.6	$—	$7.2

Earned insurance and reinsurance premiums	$.5	$.2	$—	$.7
Net investment income	.6	2.8	—	3.4
Net investment income - BAM Surplus Notes	7.9	—	(7.9)	—
Net realized and unrealized investment gains	1.6	6.8	—	8.4
Other revenue	—	.3	—	.3
Total revenues	10.6	10.1	(7.9)	12.8
Insurance and reinsurance acquisition expenses	.2	.9	—	1.1
Other underwriting expenses	—	.2	—	.2
General and administrative expenses	.8	17.7	—	18.5
Interest expense—BAM surplus notes	—	7.9	(7.9)	—
Total expenses	1.0	26.7	(7.9)	19.8
Pre-tax income (loss)	$9.6	$(16.6)	$—	$(7.0)

	Six Months Ended June 30, 2013
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$5.3	$—	$5.3
Assumed (ceded) written premiums	4.1	(4.1)	—	—
Net written premiums	$4.1	$1.2	$—	$5.3

Earned insurance and reinsurance premiums	$.1	$—	$—	$.1
Net investment income	.5	2.2	—	2.7
Net investment income—BAM Surplus Notes	20.1	—	(20.1)	—
Net realized and unrealized investment losses	(2.2)	(10.5)	—	(12.7)
Other revenue	—	.1	—	.1
Total revenues	18.5	(8.2)	(20.1)	(9.8)
Insurance and reinsurance acquisition expenses	—	.5	—	.5
Other underwriting expenses	—	.2	—	.2
General and administrative expenses	.8	16.1	—	16.9
Interest expense—BAM surplus notes	—	20.1	(20.1)	—
Total expenses	.8	36.9	(20.1)	17.6
Pre-tax income (loss)	$17.7	$(45.1)	$—	$(27.4)

HG Global/BAM Results—Three Months Ended June 30, 2014 versus Three Months Ended June 30, 2013
In the second quarter of 2014, BAM guaranteed $2.2 billion of municipal bonds, $2.1 billion of which were in the primary market, up more than 70% from the second quarter of 2013. As of June 30, 2014, BAM’s total claims paying resources were approximately $582 million on total insured par (including policies priced but not yet closed) of $8.4 billion.
HG Global reported pre-tax income of $5 million in the second quarter of 2014, which was driven by $4 million of interest income on the BAM Surplus Notes, compared to $8 million in the second quarter of 2013, which was driven by $10 million of interest income on the BAM Surplus Notes. The decrease in interest income on the BAM Surplus Notes was due to the change in interest rate discussed below.
White Mountains reported $8 million of pre-tax losses on BAM in the second quarter of 2014, driven by $4 million of interest expense on the BAM Surplus Notes and $9 million of operating expenses, partially offset by $4 million of net realized and unrealized investment gains, compared to $27 million in pre-tax losses in the second quarter of 2013, driven by $10 million of interest expense on the BAM Surplus Notes, $8 million of operating expenses and $9 million of net realized and unrealized investment losses. (See LIQUIDITY AND CAPITAL RESOURCES, HG Global/BAM, on page 69). BAM's affairs are managed on a statutory accounting basis, and it does not report stand-alone GAAP financial results. BAM's statutory net loss was $8 million in the second quarter of 2014 and $7 million in the second quarter of 2013. As a mutual insurance company that is owned by its members, BAM’s results do not affect White Mountains’s adjusted book value per share. However, White Mountains is required to consolidate BAM’s results in its GAAP financial statements and its results are attributed to non-controlling interests.
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

HG Global/BAM Results—Six Months Ended June 30, 2014 versus Six Months Ended June 30, 2013
In the first six months of 2014, BAM guaranteed $3.7 billion of municipal bonds, $3.4 billion of which were in the primary market, up more than 66% from the first six months of 2013.
HG Global reported pre-tax income of $10 million in the first six months of 2014, which was driven by $8 million of interest income on the BAM Surplus Notes, compared to $18 million in the first six months 2013, which was driven by $20 million of interest income on the BAM Surplus Notes. The decrease in interest income on the BAM Surplus Notes was due to the change in interest rate discussed above.
White Mountains reported $17 million of pre-tax losses on BAM in the first six months of 2014, driven by $8 million of interest expense on the BAM Surplus Notes and $18 million of operating expenses, partially offset by $7 million of net realized and unrealized investment gains, compared to $45 million in pre-tax losses in the first six months of 2013, driven by $20 million of interest expense on the BAM Surplus Notes, $16 million of operating expenses and $11 million of net realized and unrealized investment losses. (See LIQUIDITY AND CAPITAL RESOURCES, HG Global/BAM, on page 69). BAM's affairs are managed on a statutory accounting basis, and it does not report stand-alone GAAP financial results. BAM's statutory net loss was $16 million in the first six months of 2014 and $15 million in the first six months of 2013.

The following table presents amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’s consolidated balance sheet as of June 30, 2014:

	As of June 30, 2014
Millions	HG Global	BAM	Eliminations	Total
Assets
Fixed maturity investments	$108.8	$435.1	$—	$543.9
Short-term investments	6.8	32.2	—	39.0
Total investments	115.6	467.3	—	582.9
Cash	.3	6.4	—	6.7
BAM Surplus Notes	503.0	—	(503.0)	—
Accrued interest receivable on BAM Surplus Notes	66.5	—	(66.5)	—
Other assets	4.6	12.3	(.3)	16.6
Total assets	$690.0	$486.0	$(569.8)	$606.2

Liabilities
BAM Surplus Notes(1)	$—	$503.0	$(503.0)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	66.5	(66.5)	—
Preferred dividends payable to White Mountains’s subsidiaries(3)	73.4	—	—	73.4
Preferred dividends payable to non-controlling interests	2.0	—	—	2.0
Other liabilities	19.1	23.7	(.3)	42.5
Total liabilities	94.5	593.2	(569.8)	117.9

Equity
White Mountains’s common shareholders’ equity	577.3	—	—	577.3
Non-controlling interests	18.2	(107.2)	—	(89.0)
Total equity	595.5	(107.2)	—	488.3
Total liabilities and equity	$690.0	$486.0	$(569.8)	$606.2

(1)	Under GAAP, the BAM Surplus Notes are classified as debt by the issuer. Under U.S. Statutory accounting, they are classified as Surplus.

(2)
Under GAAP, interest accrues daily on the BAM Surplus Notes. Under U.S. Statutory accounting, interest is not accrued on the BAM Surplus Notes until it has been approved for payment by insurance regulators.

(3)	Dividends on HG Global preferred shares payable to White Mountains's subsidiaries are eliminated in White Mountains's consolidated financial statements.

The following table presents the gross par value of policies priced and closed by BAM for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2014	2013	2014	2013
Gross par value of primary market policies priced	$2,113.3	$1,262.4	$3,448.5	$2,128.9
Gross par value of secondary market policies priced	77.5	25.0	255.3	93.0
Total gross par value of market policies priced	2,190.8	1,287.4	3,703.8	2,221.9

Less: Gross par value of policies priced yet to close	(691.2)	(124.4)	(691.2)	(124.4)
Gross par value of policies closed that were previously priced	281.5	264.7	97.5	3.0
Total gross par value of market policies closed	$1,781.1	$1,427.7	$3,110.1	$2,100.5

The following table presents BAM's total claims paying resources as of June 30, 2014:

Millions	As of June 30, 2014
Policyholders’ surplus	$459.9
Contingency reserve	2.5
Qualified statutory capital	462.4
Net unearned premiums	4.4
Present value of future installment premiums	1.0
Collateral trusts	113.8
Claims paying resources	$581.6

Other Operations

A summary of White Mountains’s financial results from its Other Operations segment for the three and six months ended June 30, 2014 and 2013 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2014	2013	2014	2013
Earned insurance and reinsurance premiums	$2.5	$—	$3.8	$—
Net investment income	3.9	4.6	7.8	9.2
Net realized and unrealized investment gains (losses)	28.9	(7.1)	42.0	27.9
Other revenue—Symetra warrants	—	14.5	—	10.8
Other revenue	24.5	1.3	25.2	(1.3)
Total revenues	59.8	13.3	78.8	46.6
Loss and loss adjustment expenses	5.2	—	6.3	—
Insurance and reinsurance acquisition expenses	(.1)	—	.4	—
Other underwriting expenses	(.1)	—	—	—
General and administrative expenses	50.6	22.9	79.9	44.7
Interest expense	.1	.5	.4	.9
Total expenses	55.7	23.4	87.0	45.6
Pre-tax income (loss)	$4.1	$(10.1)	$(8.2)	$1.0

Recent Acquisitions
White Mountains recently made investments in several insurance service businesses that are summarized below.

QuoteLab
On March 14, 2014, White Mountains acquired 60% of the outstanding Class A common units of QuoteLab. As of June 30, 2014, White Mountains owned 58.9% of the equity of QuoteLab. QuoteLab is an advertising technology company that operates a transparent online advertising exchange that facilitates transactions between buyers and sellers of insurance media, including advertising inventory on QuoteLab's owned and operated websites. White Mountains paid an initial purchase price of $28 million and will pay additional consideration to the sellers equal to 62.5% of the 2015 gross profit in excess of the 2013 gross profit.

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

Star & Shield
On January 31, 2014, White Mountains acquired certain assets and liabilities of Star & Shield Holdings LLC, including SSRM, the attorney-in-fact for SSIE, for a purchase price of $2 million. SSIE is a Florida-domiciled reciprocal insurance exchange providing private passenger auto insurance to the public safety community and their families. White Mountains has also purchased $17 million of surplus notes issued by SSIE but does not have an ownership interest in SSIE, which is owned by its policyholders. GAAP requires White Mountains to consolidate SSIE’s results in its financial statements. However, since SSIE is a reciprocal insurance exchange owned by its policyholders, its results do not affect White Mountains’s adjusted book value per share as they are attributed to non-controlling interests.

DavidShield
In June 2014, White Mountains committed $21 million to fund a 50/50 joint venture with DavidShield for the development, marketing and distribution of PassportCard travel insurance. The transaction is expected to close in the fourth quarter of 2014, subject to regulatory approvals.

durchblicker.at
In July 2014, White Mountains acquired approximately 45% of durchblicker.at, Austria's first independent price comparison portal for insurance, gas/electricity and finance services, for EUR 9 million (approximately $12 million based upon the foreign exchange spot rate at the date of acquisition).

Other Operations Results—Three and Six Months Ended June 30, 2014 versus Three and Six Months Ended June 30, 2013
White Mountains’s Other Operations segment reported pre-tax income of $4 million in the second quarter of 2014 and a pre-tax loss of $8 million in the first six months of 2014, compared to a pre-tax loss of $10 million and pre-tax income of $1 million in the second quarter and first six months of 2013. The results for White Mountains’s Other Operations segment for both periods were primarily driven by the results of investment assets contained within the segment. White Mountains’s Other Operations segment reported net realized and unrealized investment gains of $29 million and $42 million in the second quarter and first six months of 2014 compared to net realized and unrealized investment losses of $7 million and gains of $28 million in the second quarter and first six months of 2013. (See Summary of Investment Results on page 61). Other revenue included $20 million in both the second quarter and first six months of 2014 from QuoteLab, while other revenue in the second quarter and first six months of 2013 included $15 million and $11 million of mark-to-market gains on the Symetra warrants prior to their exercise in the second quarter of 2013. (See Investment in Symetra Common Shares on page 63).
General and administrative expenses included $18 million in both the second quarter and first six months of 2014 from QuoteLab. In addition, the first six months of 2013 included a $7 million reduction in general and administrative expenses related to an adjustment to the fair value of variable annuity death benefit expenses at WM Life Re, which was mostly offset in other revenues by a component of the change in the fair value of WM Life Re's derivative assets and liabilities. WM Life Re reported break-even results in the second quarter and $3 million of losses in the first six months of 2014 compared to $3 million and $9 million of losses in the second quarter and first six months of last year. (See Note 8 — “Derivatives” for a summary of WM Life Re's results.)

White Mountains’s Other Operation segment reported $5 million and $10 million of GAAP pre-tax losses relating to SSIE in the second quarter and first six months of 2014, which included $2 million of unfavorable loss reserve development reported in the second quarter, as well as a $3 million goodwill impairment charge reported in the first six months of 2014. As a reciprocal insurance exchange that is owned by its policyholders, SSIE's results are attributed to non-controlling interests and do not affect White Mountains’s adjusted book value per share.

II. Summary of Investment Results

For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a better comparison to benchmark returns, while all dollar amounts are presented net of any management fees and trading expenses.  A summary of White Mountains’s consolidated pre-tax investment results for the three and six months ended June 30, 2014 and 2013 follows:

	Three Months Ended		Six Months Ended
Pre-tax investment results	June 30,		June 30,
Millions	2014	2013	2014	2013
Net investment income	$29.1	$28.7	$53.4	$57.2
Net realized and unrealized investment gains (losses) (1)	113.9	(37.3)	177.7	37.9
Change in foreign currency translation on investments recognized through other comprehensive income (2)	(39.0)	(53.3)	(51.3)	(56.6)
Total GAAP pre-tax investment gains (loss)	$104.0	$(61.9)	$179.8	$38.5
(1) Includes foreign currency gains of $34.5, $35.6, $44.0 and $25.8.
(2) Excludes non-investment related foreign currency gains (losses) that are also recognized through other comprehensive income of $10.9, $18.7, $15.3 and $18.2.

Gross investment returns and benchmark returns

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Fixed maturity investments	1.0%	(1.2)%	1.8%	(1.1)%
Short-term investments	(0.1)%	(0.8)%	0.4%	(1.0)%
Total fixed income	0.9%	(1.1)%	1.6%	(1.1)%
Barclay’s U.S. Intermediate Aggregate Index	1.6%	(1.8)%	2.8%	(1.6)%
Common equity securities	3.8%	0.7%	6.3%	9.7%
Convertible fixed maturity investments	0.2%	(5.2)%	4.7%	(2.0)%
Other long-term investments	3.8%	1.7%	5.5%	4.0%
Total equities, convertibles and other long-term investments	3.7%	0.6%	6.0%	7.7%
S&P 500 Index (total return)	5.2%	2.9%	7.1%	13.8%
Total consolidated portfolio	1.5%	(0.8)%	2.6%	0.6%

Investment Returns—Three and Six Months Ended June 30, 2014 versus Three and Six Months Ended June 30, 2013
White Mountains’s GAAP pre-tax total return on invested assets was 1.5% and 2.6% for the second quarter and first six months of 2014, which included 0.1% of foreign currency losses in each period, compared to (0.8)% and 0.6% for the second quarter and first six months of 2013, which included 0.2% and 0.6% of foreign currency losses.

Fixed income results
White Mountains maintains a high-quality, short-duration fixed income portfolio. At June 30, 2014, the fixed income portfolio duration was approximately 2.3 years, including short-term investments, compared to 2.6 years at June 30, 2013. White Mountains fixed income portfolio returned 0.9% in U.S. dollars (1.0% in local currencies) in the second quarter of 2014 and 1.6% (1.7% in local currencies) for the first six months of 2014, lagging the longer duration Barclay's Intermediate Aggregate Bond Index of 1.6% and 2.8% for the comparable periods, as rates declined.  White Mountains’s fixed income portfolio return was down 1.1% (0.7% in local currencies) in the second quarter of 2013 and down 1.1% (0.3% in local currencies) for the first six months of 2013, outperforming the Barclay's U.S. Intermediate Aggregate returns of (1.8)% and (1.6)%.

Common equity securities, convertibles and other long-term investments results
White Mountains maintains an equity portfolio that consists of common equity securities, convertible fixed maturity investments and other long-term investments. White Mountains’s equity portfolio represented approximately 22% and 21% of GAAP invested assets as of June 30, 2014 and December 31, 2013. Including its investment in Symetra common shares, White Mountains’s equity investments represented 49% and 47% of White Mountains’s common shareholders' equity at June 30, 2014 and December 31, 2013. White Mountains’s total equity portfolio returned 3.7% and 6.0% for the second quarter and first six months of 2014, lagging the S&P 500 Index return of 5.2% and 7.1%. White Mountains’s total equity portfolio returned 0.6% and 7.7% for the second quarter and first six months of 2013, lagging the S&P 500 Index returns of 2.9% and 13.8%
WM Advisors has a sub-advisory agreement with Prospector Partners LLC (“Prospector”), a registered investment adviser, under which Prospector manages the majority of White Mountains’s publicly-traded common equity securities and convertible fixed maturity securities. White Mountains also has separate equity portfolios managed by Lateef Investment Management (“Lateef”) and Silchester International Investors (“Silchester”). The following table summarizes the performance in local currencies of each of White Mountains’s separately managed equity portfolios for the second quarter and first six months of 2014:

	Three Months Ended	Six Months Ended
Separate Accounts(1)	June 30, 2014	June 30, 2014
Prospector Capital Appreciation	3.6%	7.7%
Prospector All Cap Value	2.7%	5.6%
Lateef Multi-Cap Growth Equity	3.7%	3.8%
Silchester International Equities	3.0%	5.0%

S&P 500 Index	5.2%	7.1%
(1) Separate account portfolios include common equity securities, convertible fixed maturity investments and cash available for reinvestment.

Prospector Capital Appreciation’s performance in the second quarter and first six months of 2014 versus the S&P 500 Index was primarily driven by underperformance in the basic materials and technology sectors, partially offset by outperformance in the energy (oil and gas) and consumer staples sectors, where merger activity from two holdings aided performance. During the quarter, portfolio results were negatively impacted by two large underperforming positions in the energy and basic materials (paper) sectors. Prospector All Cap Value’s performance in the second quarter and first six months of 2014 versus the S&P 500 Index was primarily driven by underperformance in the technology and communications sectors and overweight cash levels in a strong investment cycle, which dragged down performance.
The Prospector portfolios returned (0.5)% and 8.1% for the second quarter and first six months of 2013, lagging the S&P 500 Index returns of 2.9% and 13.8%. Prospector’s underperformance in these periods reflect overweight positions in the materials (gold mining) and financials sectors, underweight positions in the consumer discretionary and industrial sectors and the impact of convertible fixed maturity positions (as opposed to common equity securities), which tend to lag the index in strong up markets.
Total annualized returns for White Mountains’s separate accounts managed by Prospector compared to the annualized total returns of the S&P 500 Index are as follows:

	Periods ending June 30, 2014
Annualized returns	1-year	3-years	5-years	Since Inception(1)
Prospector separate accounts	21.6%	10.6%	13.8%	8.4%
S&P 500 Index	24.6%	16.6%	18.8%	7.4%
(1) Annualized total returns since the inception of the Prospector separate account in the beginning of 2005, which was established in connection with an investment management agreement between Prospector and White Mountains whereby Prospector serves as a discretionary adviser with respect to specified assets, primarily equity securities.

The Lateef separate account is a highly concentrated portfolio, and relative performance is often influenced positively or negatively by certain positions or sectors.  Lateef’s performance in the second quarter and first six months of 2014 was primarily impacted by the broad stock market’s rotation away from growth stocks and into sectors such as utilities and energy where the portfolio had no exposure. The Lateef separate account returned 0.3% and 8.2% for the second quarter and first six months of 2013, lagging the S&P 500 Index returns of 2.9% and 13.8%. Lateef’s performance versus the S&P 500 in these periods was impacted by specific positions in the energy, industrials and technology sectors.
White Mountains maintains a portfolio of other long-term investments, mainly investments in hedge funds (primarily equity long/short) and private equity funds. The portfolio is positioned to underperform in up markets and outperform in down markets.  White Mountains’s long-term investments returned 3.8% and 5.5% for the second quarter and first six months of 2014, outperforming the HFRX Equal Weighted Strategies Index of .4% and 1.9%.

Investment in Symetra Common Shares
During the second quarter and first six months of 2014, White Mountains recorded $12 million and $26 million in equity in earnings from its investment in Symetra's common shares. The table below illustrates (1) the per-Symetra common share value of the investment in Symetra's common shares used in the calculation of White Mountains’s adjusted book value per share, (2) Symetra's quoted stock price and (3) Symetra's book value per common share excluding unrealized gains and losses from its fixed maturity portfolio:

	June 30,	March 31,	December 31,
Value per Symetra Common Share	2014	2014	2013
Value of the investment in Symetra’s common shares used in the calculation of White Mountains’s adjusted book value per share	$19.17	$18.62	$18.00

Symetra’s quoted stock price	$22.74	$19.82	$18.96

Symetra’s book value per common share excluding unrealized gains and losses from its fixed maturity portfolio	$21.04	$20.50	$19.95

Foreign Currency Translation
A summary of the impact of foreign currency translation on White Mountains’s consolidated financial results for the three and six months ended June 30, 2014 and 2013 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2014	2013	2014	2013
Net unrealized investment gains— foreign currency(1)	$31.2	$41.9	$44.3	$46.7
Net realized investment gains (losses) — foreign currency(1)	3.3	(6.3)	(0.3)	(20.9)
Net realized and unrealized investment gains — foreign currency(1)	34.5	35.6	44.0	25.8
Other revenue — foreign currency translation losses	(16.3)	(16.7)	(20.2)	(13.4)
Income tax (expense) benefit	(2.2)	(1.1)	(2.8)	.7
Total foreign currency translation gains recognized through net income, after tax	16.0	17.8	21.0	13.1

Change in foreign currency translation on investments recognized through other comprehensive income, after tax	(39.0)	(53.3)	(51.3)	(56.6)
Change in foreign currency translation on non-investment net liabilities recognized through other comprehensive income, after tax	10.9	18.7	15.3	18.2
Total foreign currency translation losses recognized through other comprehensive income, after tax	(28.1)	(34.6)	(36.0)	(38.4)

Total foreign currency losses recognized through comprehensive income, after tax	$(12.1)	$(16.8)	$(15.0)	$(25.3)
(1) Component of net realized and unrealized investment gains (losses) on the income statement.

At June 30, 2014, White Mountains’s investment portfolio included $1.0 billion in non-U.S. dollar-denominated investments, most of which are held at Sirius International and are denominated in Swedish kronor or euros. The value of the investments in this portfolio is impacted by changes in the exchange rate between the U.S. dollar and the kronor and between the U.S. dollar and the euro.  During the second quarter and first six months of 2014, the U.S. dollar strengthened 3% and 4% against the kronor, and strengthened 1% for both periods against the euro. These currency movements resulted in approximately $5 million and $7 million of pre-tax foreign currency investment losses for the second quarter and first six months of 2014, which are recorded as components of net realized and unrealized investment gains (recognized in pre-tax income) and change in foreign currency translation on investments (recognized in other comprehensive income).  During the second quarter and first six months of 2013, the U.S. dollar strengthened 3% and 4% against the kronor. During the second quarter and first six months of 2013, the U.S. dollar weakened 2% and strengthened 1% against the euro.  These currency movements resulted in approximately $18 million and $31 million of pre-tax foreign currency investment losses for the second quarter and first six months of 2013.
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
The amount of foreign currency translation on Sirius International’s U.S. dollar-denominated investments recognized as a decrease of other comprehensive income and an increase of net income was $22 million and $28 million for the second quarter and first six months of 2014. The amount of foreign currency translation on Sirius International’s U.S. dollar-denominated investments recognized as a decrease of other comprehensive income and an increase of net income was $20 million and $23 million for the second quarter and first six months of 2013.

Investments by Country of Issue
White Mountains’s investment portfolio consists of debt and equity securities issued in over 30 countries worldwide. The United States represents the country of issue for 80% of White Mountains’s fixed maturity, common equity security and convertible fixed maturity portfolio. White Mountains has minimal sovereign risk exposure to European peripheral countries Ireland, Greece, Portugal, Spain and Italy (“peripheral countries”). White Mountains’s portfolio includes 0.6% of total fixed maturity, convertible fixed maturity and common equity security investments issued from these peripheral countries at June 30, 2014. However, White Mountains may have indirect exposure to peripheral countries through securities issued from non-peripheral countries as the issuers of those securities could have exposure to peripheral countries.

The following tables list White Mountains’s investments in fixed maturity investments, common equity securities and convertible fixed maturity investments at June 30, 2014 categorized as financial or non-financial investments and by country of issue:

Fair value as of
Millions	June 30, 2014
Debt securities issued by corporations:
Non-financial
Australia	$—
Bermuda	5.0
Canada	154.6
France	58.2
Greece	—
Ireland	6.5
Italy	5.0
Luxembourg	14.8
Mexico	68.7
Netherlands	94.4
Portugal	—
Spain	7.5
Sweden	21.4
United Kingdom	85.8
United States	1,391.1
Other	35.3
Total non-financial debt	1,948.3
Financial
Australia	15.7
Canada	6.3
France	7.7
Greece	—
Ireland	—
Italy	—
Netherlands	2.5
Portugal	—
Spain	—
United Kingdom	21.5
United States	418.2
Other	11.2
Total financial debt	483.1
Total debt securities issued by corporations	2,431.4
Mortgage-backed and asset-backed securities:
Mexico	9.2
Sweden	71.8
United States	1,745.1
Total mortgage-backed and asset-backed securities	1,826.1
Foreign government, agency and provincial obligations:
Canada	43.1
France	50.5
Germany	15.8
Greece	—
Ireland	—
Italy	—
Japan	14.5
Portugal	—
Spain	—
Sweden	225.1
United Kingdom	6.2
Other	8.3
Total foreign government, agency and provincial obligations	363.5
US Government and agency obligations(1)	439.2
Municipal obligations(1)	65.1
Preferred stocks(1)	86.5
Total fixed maturity investments(2)	$5,211.8
(1) All securities were issued in the United States.
(2) Carrying value includes $203.8 that is classified as assets held for sale relating to discontinued operations.

Fair value as of
Millions	June 30, 2014
Common equity securities:
Non-financial
Canada	$24.7
France	19.7
Greece	1.6
Ireland	10.0
Italy	1.0
Japan	19.3
Netherlands	4.1
Portugal	.7
Spain	.6
Sweden	1.0
Switzerland	26.3
United Kingdom	15.2
United States	691.9
Other	27.7
Total non-financial common equity securities	843.8

Financial
Bermuda	46.1
Cayman Islands	4.4
Greece	—
Ireland	6.6
Italy	—
Portugal	—
Spain	—
United Kingdom	10.6
United States	293.4
Other	1.2
Total financial common equity securities	362.3
Total common equity securities	$1,206.1

Convertible fixed maturities:
Canada	$.2
Cayman Islands	6.3
Netherlands	4.5
United States	59.7
Total convertible fixed maturity investments	$70.7

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

OneBeacon:
Generally, OneBeacon Insurance Company (“OBIC”), OneBeacon's primary top tier regulated U.S. insurance operating subsidiary, has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. Based on prior year end statutory surplus, OBIC has the ability to pay $87 million of dividends during 2014 without prior approval of regulatory authorities, subject to the availability of unassigned funds. The amount of dividends available to be paid by OBIC in any given year is also subject to cash flow and earnings generated by OBIC's business, which is comprised of the Runoff Business, as well as to dividends received from its subsidiaries, including Atlantic Specialty Insurance Company (“ASIC”), the lead U.S. insurance operating subsidiary for the ongoing specialty business. At December 31, 2013, OBIC had $0.6 billion of unassigned funds and $0.9 billion of statutory surplus.
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

ASIC has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based on net investment income, as defined by statute, ASIC had the ability to pay $24 million of dividends during 2014 without prior approval of regulatory authorities, subject to the availability of earned surplus. Given the changes in structure noted above, and in order for ASIC to pay dividends consistent with being the lead insurance company for the ongoing specialty business, ASIC may require prior approval by regulatory authorities in order to make additional distributions until it builds up a historical net investment income stream and earned surplus balance under its new structure. At March 31, 2014, ASIC had $118 million of earned surplus and $0.7 billion of statutory surplus.
During the first six months of 2014, OneBeacon's top tier regulated U.S. insurance operating subsidiaries paid no distributions to their immediate parent.
Split Rock has the ability to declare or pay dividends during any 12-month period without the prior approval of Bermuda regulatory authorities on condition that any such declaration or payment of dividends does not cause a breach of any of its regulatory solvency and liquidity requirements. During 2014, Split Rock has the ability to make capital distributions without the prior approval of regulatory authorities, subject to meeting all appropriate liquidity and solvency requirements, of $20 million, which is equal to 15% of its December 31, 2013 statutory capital, excluding earned surplus. During the first six months of 2014, Split Rock paid no dividends or distributions to its immediate parent.
During the first six months of 2014, OneBeacon's unregulated insurance operating subsidiaries paid $4 million of dividends to their immediate parent. At June 30, 2014, OneBeacon's unregulated insurance operating subsidiaries had $68 million of net unrestricted cash, short-term investments and fixed maturity investments.
During the first six months of 2014, OneBeacon Ltd. paid $40 million of regular quarterly dividends to its common shareholders. White Mountains received $30 million of these dividends.
At June 30, 2014, OneBeacon Ltd. and its intermediate holding companies had $178 million of net unrestricted cash, short-term investments and fixed maturity investments and $95 million of common equity securities, convertible fixed maturity investments and other long-term investments outside of its regulated and unregulated insurance operating subsidiaries.

Sirius Group:
Subject to certain limitations under Swedish law, Sirius International is permitted to transfer a portion of its pre-tax income to its Swedish parent companies to minimize taxes (referred to as a group contribution).
Sirius International has the ability to pay dividends subject to the availability of unrestricted statutory surplus. Historically, Sirius International has allocated the majority of its pre-tax income, after group contributions to its Swedish parent companies, to the Safety Reserve (see “Safety Reserve” on next page). At December 31, 2013, Sirius International had $587 million (based on the December 31, 2013 SEK to USD exchange rate) of unrestricted statutory surplus, which is available for distribution in 2014. The amount of dividends available to be paid by Sirius International in any given year is also subject to cash flow and earnings generated by Sirius International’s business, as well as to dividends received from its subsidiaries, including Sirius America Insurance Company (“Sirius America”). During the first six months of 2014, Sirius International paid $97 million of dividends to its immediate parent.
Sirius America has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based upon 2013 statutory net investment income and dividends paid in 2013, Sirius America has no ability to pay any dividends during 2014 without prior approval of regulatory authorities.  At March 31, 2014, Sirius America had $51 million of earned surplus and $571 million of statutory surplus.  During the first six months of 2014, Sirius America paid no dividends to its immediate parent.
At June 30, 2014, Sirius Group and its intermediate holding companies had $148 million of net unrestricted cash, short-term investments and fixed maturity investments and $16 million of other long-term investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries. During the first six months of 2014, Sirius Group paid no dividends to its immediate parent.

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

Safety Reserve
Subject to certain limitations under Swedish law, Sirius International is permitted to transfer pre-tax income amounts into an untaxed reserve referred to as a safety reserve. At June 30, 2014, Sirius International's safety reserve amounted to SEK 10.4 billion, or $1.6 billion (based on the June 30, 2014 SEK to USD exchange rate). Under GAAP, an amount equal to the safety reserve, net of a related deferred tax liability established at the Swedish tax rate of 22.0%, is classified as shareholder’s equity. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain prescribed levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities apply no taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International's safety reserve ($343 million at June 30, 2014) is included in solvency capital. Access to the safety reserve is restricted to coverage of reinsurance losses. Access for any other purpose requires the approval of Swedish regulatory authorities. Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the $1.6 billion balance of the safety reserve, without any provision for deferred taxes, in Sirius International's regulatory capital when assessing Sirius International's financial strength.

HG Global/BAM:
At June 30, 2014, HG Global had $613 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. HG Global did not declare or pay any preferred dividends in 2013 or the first six months of 2014. As of June 30, 2014, HG Global has accrued $75 million of dividends payable to holders of its preferred shares, $73 million of which is payable to White Mountains and eliminated in consolidation.
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

Other Operations:
During the first six months of 2014, White Mountains contributed $15 million to WM Advisors. During the first six months of 2014, WM Advisors paid no dividends to its immediate parent. At June 30, 2014, WM Advisors had $21 million of net unrestricted cash, short-term investments and fixed maturity investments.
During the first six months of 2014, White Mountains paid a $6 million common share dividend. At June 30, 2014, the Company and its intermediate holding companies held $128 million of net unrestricted cash, short-term investments and fixed maturity investments, $514 million of common equity securities and $144 million of other long-term investments included in its Other Operations segment.

WM Life Re Keep-Well Agreement
Sirius Group initially fronted the reinsurance contracts covering guaranteed living and death benefits of Japanese variable annuity contracts for, and was 100% reinsured by, WM Life Re. In October 2013, White Mountains and Tokio Marine completed a novation whereby Sirius Group’s obligations on the reinsurance contracts were transferred to WM Life Re. As a result, Sirius Group no longer has any obligation or liability relating to these agreements. In connection with this novation agreement, White Mountains and Life Re Bermuda entered into a keep-well agreement, which obligates White Mountains to make capital contributions to Life Re Bermuda in the event that Life Re Bermuda’s shareholder’s equity falls below $75 million, provided however that in no event shall the amount of all capital contributions made by White Mountains under this agreement exceed $127 million. At June 30, 2014, Life Re Bermuda had $83 million of shareholder’s equity and White Mountains’s maximum capital commitment under the keep-well agreement was $118 million. WM Life Re is in runoff and all of its contracts will mature by June 30, 2016.

The summary balance sheet below presents Life Re Bermuda’s net assets at June 30, 2014 reported to Tokio Marine as required under the terms of the novation agreement:

June 30,
Millions	2014
Cash and short-term investments	$54.3
Direct obligations of the government of Japan	14.5
Reinsurance premium receivable	1.7
Derivative instruments	74.8
Total assets	145.3

Variable annuity liabilities	31.8
Counterparty collateral held	—
Intercompany line of credit outstanding	30.0
Accounts payable and accrued expenses	.4
Total liabilities	62.2
Total shareholder’s equity	$83.1

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

The following table illustrates White Mountains’s consolidated insurance float position as of June 30, 2014 and December 31, 2013:

($ in millions)	June 30, 2014	December 31, 2013
Total investments	$7,161.8	$7,192.6
BAM total cash and investments	(473.7)	(475.3)
BAM Surplus Notes held by HG Global	503.0	503.0
SSIE total cash and investments	(19.8)	—
SSIE Surplus Notes held by White Mountains	17.0	—
Consolidated limited partnership investments	(63.1)	(73.1)
Cash	331.0	382.8
Net investment assets classified within assets held for sale	203.8	236.3
Investments in unconsolidated affiliates	419.1	321.4
Equity in net unrealized losses from Symetra’s fixed maturity portfolio	(31.1)	43.6
Cash and investments posted as collateral by WM Life Re(2)	(42.3)	(81.3)
Accounts receivable on unsettled investment sales	76.6	12.1
Accounts payable on unsettled investment purchases	(28.2)	(20.5)
Interest-bearing funds held by ceding companies(3)	69.9	78.1
Interest-bearing funds held under insurance and reinsurance contracts(4)	(29.4)	(31.1)
Net investment assets	$8,094.6	$8,088.6
Total White Mountains’s common shareholders’ equity	$4,105.5	$3,905.5
Non-controlling interest—OneBeacon Ltd.	280.6	273.7
Non-controlling interest—SIG Preference Shares	250.0	250.0
Non-controlling interest—HG Global	18.2	16.6
Debt	677.5	676.4
Total capital(1)	5,331.8	5,122.2
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio, net of applicable taxes	(29.0)	40.4
Total adjusted capital	$5,302.8	$5,162.6
Insurance float	$2,791.8	$2,926.0
Insurance float as a multiple of total adjusted capital	0.5x	0.6x
Net investment assets as a multiple of total adjusted capital	1.5x	1.6x
Insurance float as a multiple of White Mountains’s common shareholders’ equity	0.7x	0.7x
Net investment assets as a multiple of White Mountains’s common shareholders’ equity	2.0x	2.1x

(1)	Total capital only includes non-controlling interests that White Mountains (i) benefits from the return on or (ii) has the ability to utilize the net assets supporting the non-controlling interest.

(2)	Consists of cash, fixed maturity and short-term investments held by WM Life Re and posted as collateral to its variable annuity reinsurance counterparties.

(3)	Excludes funds held by ceding companies from which White Mountains does not receive interest credits.

(4)	Excludes funds held by White Mountains under reinsurance treaties for which White Mountains does not provide interest credits.

During the first six months of 2014, insurance float decreased by $134 million, primarily due to White Mountains’s acquisition of three insurance services businesses during the first quarter, the continued runoff of reserves at OneBeacon, the runoff of Sirius Group's casualty business and payments of losses incurred in 2010, 2011 and 2012 related to major catastrophes, primarily from hurricane Sandy and earthquakes in Chile, Japan and New Zealand.  These catastrophe losses increased White Mountains’s insurance float when they were first recorded, which is now reversing and decreasing insurance float as the catastrophe losses are paid. Based on June 30, 2014 balances, the closing of the Runoff Transaction is expected to decrease insurance float by approximately $204 million.

Financing

The following table summarizes White Mountains’s capital structure as of June 30, 2014 and December 31, 2013:

($ in millions)	June 30, 2014	December 31, 2013
2012 OBH Senior Notes, carrying value	$274.7	$274.7
SIG Senior Notes, carrying value	399.6	399.6
WTM Bank Facility	—	—
Old Lyme Note	2.1	2.1
Other	1.1	—
Total debt	677.5	676.4
Non-controlling interest—OneBeacon Ltd.	280.6	273.7
Non-controlling interest—SIG Preference Shares	250.0	250.0
Non-controlling interest—HG Global	18.2	16.6
Total White Mountains’s common shareholders’ equity	4,105.5	3,905.5
Total capital (1)	5,331.8	5,122.2
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio, net of applicable taxes	(29.0)	40.4
Total adjusted capital	$5,302.8	$5,162.6

Total debt to total adjusted capital	13%	13%
Total debt and SIG Preference Shares to total adjusted capital	17%	18%
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
On August 14, 2013, White Mountains entered into a revolving credit facility with a syndicate of lenders administered by Wells Fargo Bank, N.A. which has a total commitment of $425 million and a maturity date of August 14, 2018 (the “WTM Bank Facility”). As of June 30, 2014 and December 31, 2013, the WTM Bank Facility was undrawn.
The WTM Bank Facility contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under this facility and result in acceleration of principal repayment on any amounts outstanding. At June 30, 2014, White Mountains was in compliance with all of the covenants under the WTM Bank Facility and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.
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

The 2012 OBH Senior Notes and the SIG Senior Notes were issued under indentures that contain restrictive covenants which, among other things, limit the ability of OneBeacon Ltd., OBH, SIG and their respective subsidiaries to create liens and enter into sale and leaseback transactions and limits the ability of OneBeacon Ltd., OBH, SIG and their respective subsidiaries to consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which OneBeacon Ltd., OBH or SIG must adhere. At June 30, 2014, OneBeacon Ltd., OBH and SIG were in compliance with all of the covenants under the 2012 OBH Senior Notes and the SIG Senior Notes, and anticipate they will continue to remain in compliance with these covenants for the foreseeable future.
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

Capital Lease
In December 2011, OneBeacon sold the majority of its fixed assets and capitalized software. OneBeacon entered into lease financing arrangements with US Bancorp Equipment Finance, Inc. (“US Bancorp”) and Fifth Third Equipment Finance Company (“Fifth Third”) whereby OneBeacon sold furniture and equipment and capitalized software, respectively, at a cost equal to net book value. OneBeacon then leased the fixed assets back from US Bancorp for a lease term of five years and leased the capitalized software back from Fifth Third for a lease term of four years. OneBeacon received cash proceeds of $23 million as a result of entering into the sale-leaseback transactions. At the end of the lease terms, OneBeacon will have the obligation to purchase the leased assets for a nominal fee, after which all rights, title and interest would transfer back. As of June 30, 2014, OneBeacon had a capital lease obligation of $10 million included within other liabilities and a capital lease asset of $9 million included within other assets.

Share Repurchases

During the past several years, White Mountains’s board of directors has authorized the Company to repurchase its common shares, from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. As of June 30, 2014, White Mountains may repurchase an additional 504,382 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its board of directors.
During the three months ended June 30, 2014, the Company repurchased 25,266 common shares for $15 million at an average share price of $589. During the six months ended June 30, 2014, the Company repurchased 51,589 common shares for $30 million at an average share price of $588, which was 88% of White Mountains’s adjusted book value per share of $667 at June 30, 2014. These repurchases were comprised of 41,114 common shares repurchased under the board authorization for $24 million at an average share price of $584 and 10,475 common shares repurchased pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not reduce the board authorizations referred to above.
Additionally, in July 2014, the Company repurchased 9,814 common shares for $6 million at an average share price of $611.

Cash Flows

 Detailed information concerning White Mountains’s cash flows during the six months ended June 30, 2014 and 2013 follows:

Cash flows from operations for the six months ended June 30, 2014 and 2013
Net cash flows used for continuing operations were $12 million and $192 million in the first six months of 2014 and 2013. A decrease in cash flows from continuing operations in the first six months of 2014 from the settlements and purchases of derivative instruments at WM Life Re and payments made on losses related to casualty and asbestos run-off at Sirius Group was partially offset by an increase at OneBeacon due to net cash flows driven by new business. The net use of cash for continuing operations for the first six months of 2013 was primarily due to payments made on losses related to hurricane Sandy and major catastrophes in 2010 and 2011, primarily from earthquakes in Chile, Japan and New Zealand, as well as commutations and runoff of Sirius Group's casualty business. Net cash flows used for discontinued operations was $31 million and $73 million in the first six months of 2014 and 2013. The cash outflows from discontinued operations in 2014 and 2013 were primarily due to the runoff of reserves related to businesses that OneBeacon has agreed to sell to Armour.
White Mountains does not believe that these trends will have a meaningful impact on its future liquidity or its ability to meet its future cash requirements.

Cash flows from investing and financing activities for the six months ended June 30, 2014
Financing and Other Capital Activities
During the first quarter of 2014, the Company declared and paid a $6 million cash dividend to its common shareholders.
During the first six months of 2014, the Company repurchased and retired 51,589 of its common shares for $30 million, which included 10,475 common shares repurchased under employee benefit plans.
During the first quarter of 2014, White Mountains made payments totaling $27 million on the WTM Performance Shares.
During the first six months of 2014, OneBeacon Ltd. declared and paid $40 million of cash dividends to its common shareholders. White Mountains received a total of $30 million of these dividends.
During the first six months of 2014, OneBeacon paid a total of $6 million of interest on the 2012 OBH Senior Notes.
During the first six months of 2014, Sirius Group paid $13 million of interest on the SIG Senior Notes and $9 million of dividends on the SIG Preference Shares.
During the first six months of 2014, White Mountains contributed $15 million to WM Advisors.

Acquisitions and Dispositions
During the first quarter of 2014, WM Solutions completed the shell sale of Citation and received $13 million as consideration.
During the first quarter of 2014, White Mountains acquired 60% of the outstanding Class A common units of QuoteLab for an initial purchase price of $28 million.
During the first quarter of 2014, White Mountains acquired 54% of the outstanding common shares of Wobi for NIS 14 million (approximately $4 million based upon the foreign exchange spot rate at the date of acquisition).  In addition to the common shares, White Mountains also purchased NIS 13 million (approximately $4 million based upon the foreign exchange spot rate at the date of acquisition) of newly-issued convertible preferred shares of Wobi.
During the first quarter of 2014, White Mountains acquired certain assets and liabilities of Star & Shield Holdings LLC, including SSRM, the attorney-in-fact for SSIE, for a purchase price of $2 million. During the first six months of 2014, White Mountains also purchased $17 million of surplus notes issued by SSIE.

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
During the first quarter of 2013, White Mountains made payments totaling $11 million on the WTM Performance Shares.

During the first quarter of 2013, White Mountains repaid the $75 million that was outstanding under its previous credit facility at December 31, 2012. White Mountains also borrowed and repaid an additional $130 million under its previous credit facility during the first six months of 2013.
During the first six months of 2013, OneBeacon Ltd. declared and paid $40 million of cash dividends to its common shareholders. White Mountains received a total of $30 million of these dividends.
During the first six months of 2013, OneBeacon paid $6 million of interest on the 2012 OBH Senior Notes.
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
Acquisitions and Dispositions
During the first quarter of 2013, WM Solutions closed on the acquisition of Ashmere, a small runoff subsidiary of American International Group, for a purchase price of $10 million.
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
As of June 30, 2014, approximately 93% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturity securities, primarily investments in U.S. Treasuries, common equity securities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturity securities including corporate debt, state and other governmental debt, convertible fixed maturity securities and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include White Mountains’s investments in hedge funds and private equity funds, as well as investments in certain debt securities, including asset-backed securities, where quoted market prices are unavailable. White Mountains determines when transfers between levels have occurred as of the beginning of the period. White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value. The outside pricing services used by White Mountains have indicated that if no observable inputs are available for a security, they will not provide a price.

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

Variable Annuity Reinsurance Liabilities
White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. White Mountains carries the benefit guarantees at fair value. The fair value of the guarantees is estimated using actuarial and capital market assumptions related to the projected discounted cash flows over the term of the reinsurance agreement. The valuation uses assumptions about surrenders rates, market volatilities and other factors, and includes a risk margin which represents the additional compensation a market participant would require to assume the risks related to the business. The selection of surrender rates, market volatility assumptions, risk margins and other factors require the use of significant management judgment. Assumptions regarding future policyholder behavior, including surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimate. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value of the liabilities associated with these guarantees that could materially affect results of operations. All of White Mountains’s variable annuity reinsurance liabilities ($32 million) were classified as Level 3 measurements at June 30, 2014.
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
At the account value levels as of June 30, 2014, the average assumed surrender rate was approximately 18% per annum. The potential change in the fair value of the liability due to a change in current surrender assumptions is as follows:

	Change in fair value of liability
Millions	June 30, 2014	December 31, 2013
Decrease 100% (to zero surrenders)	$4	$8
Increase 100%	$(3)	$(7)

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
Adjusted comprehensive income is a non-GAAP financial measure that excludes the change in equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes, from comprehensive income. In the calculation of comprehensive income under GAAP, fixed maturity investments are marked-to-market while the liabilities to which those assets are matched are not. Symetra attempts to earn a “spread” between what it earns on its investments and what it pays out on its products. In order to try to fix this spread, Symetra invests in a manner that tries to match the duration and cash flows of its investments with the required cash outflows associated with its life insurance and structured settlements products. As a result, Symetra typically earns the same spread on in-force business whether interest rates fall or rise. Further, at any given time, some of Symetra’s structured settlement obligations may extend 40 or 50 years into the future, which is further out than the longest maturing fixed maturity investments regularly available for purchase in the market (typically 30 years). For these long-dated products, Symetra is unable to fully match the obligation with assets until the remaining expected payout schedule comes within the duration of securities available in the market. If at that time, these fixed maturity investments have yields that are lower than the yields expected when the structured settlement product was originally priced, the spread for the product will shrink and Symetra will ultimately harvest lower returns for its shareholders. GAAP comprehensive income increases when rates decline, which would suggest an increase in the value of Symetra - the opposite of what is happening to the intrinsic value of the business. Therefore, White Mountains’s management and Board of Directors use adjusted comprehensive income when assessing Symetra’s quarterly financial performance. In addition, this measure is typically the predominant component of change in adjusted book value per share, which is used in calculation of White Mountains’s performance for both short-term (annual bonus) and long-term incentive plans. The reconciliation of adjusted comprehensive income to comprehensive income is included on page 49.
Adjusted book value per share is a non-GAAP measure which is derived by expanding the GAAP calculation of book value per White Mountains common share to exclude equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes. In addition, the number of common shares outstanding used in the calculation of adjusted book value per share is adjusted to exclude unearned restricted common shares, the compensation cost of which, at the date of calculation, has yet to be amortized. The reconciliation of adjusted book value per share to GAAP book value per share is included on page 48.
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

Refer to White Mountains’s 2013 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”.  As of June 30, 2014, there were no material changes in the market risks as described in White Mountains’s most recent Annual Report.

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
There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 30, 2014.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

Refer to White Mountains’s 2013 Annual Report on Form 10-K and in particular Item 3. - “Legal Proceedings”.  As of June 30, 2014, there were no material changes in the legal proceedings as described in White Mountains’s most recent Annual Report.

Item 1A.	Risk Factors.

There have been no material changes to any of the risk factors previously disclosed the Registrant’s 2013 Annual Report on Form 10-K.

Item 2.	Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
April 1-April 30, 2014	3,200	$587.94	3,200	526,448
May 1-May 31, 2014	20,514	$589.36	20,514	505,934
June 1-June 30, 2014	1,552	$590.08	1,552	504,382
Total	25,266	$589.22	25,266	504,382
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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits
	10.1	—
Amendment dated as of June 19, 2014 to the Stock Purchase Agreement by and among OneBeacon Insurance Group Ltd., OneBeacon Insurance Group LLC, Trebuchet US Holdings, Inc. and Armour Group Holdings Limited. *

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
The following financial information from White Mountains’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL: (i) Consolidated Balance Sheets, June 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations and Comprehensive Income, Three Months and Six Months Ended June 30, 2014 and 2013; (iii) Consolidated Statements of Changes in Equity, Six Months Ended June 30, 2014 and 2013; (iv) Consolidated Statements of Cash Flows, Six Months Ended June 30, 2014 and 2013; and (v) Notes to Consolidated Financial Statements. *

*	Included herein
**	Not included as an exhibit as the information is contained elsewhere within this report. See Note 10 of the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date:	July 29, 2014	By: /s/ J. Brian Palmer
J. Brian Palmer
Vice President and Chief Accounting Officer