Form 10-Q
period 2014-09-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2014-10-29
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2014

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

As of October 29, 2014, 6,004,776 common shares with a par value of $1.00 per share were outstanding (which includes 81,325 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Part I.FINANCIAL INFORMATION.

Item 1.	Financial Statements
WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

(Millions, except share amounts)	September 30, 2014	December 31, 2013
Assets	Unaudited
Fixed maturity investments, at fair value	$4,785.5	$5,030.5
Short-term investments, at amortized cost (which approximates fair value)	834.9	635.9
Common equity securities, at fair value	986.1	1,156.8
Convertible fixed maturity investments, at fair value	48.9	80.5
Other long-term investments	320.9	288.9
Total investments	6,976.3	7,192.6
Cash (restricted: $23.8 and $56.1)	543.5	382.8
Reinsurance recoverable on unpaid losses	430.7	428.1
Reinsurance recoverable on paid losses	27.2	25.4
Insurance and reinsurance premiums receivable	677.8	518.9
Funds held by ceding entities	123.9	106.3
Investments in unconsolidated affiliates	413.5	321.4
Deferred acquisition costs	204.4	174.7
Deferred tax asset	439.1	512.1
Ceded unearned insurance and reinsurance premiums	114.3	92.4
Accrued investment income	32.7	39.3
Accounts receivable on unsettled investment sales	39.0	12.1
Other assets	466.7	458.1
Assets held for sale	1,699.2	1,880.1
Total assets	$12,188.3	$12,144.3
Liabilities
Loss and loss adjustment expense reserves	$3,022.9	$3,079.3
Unearned insurance and reinsurance premiums	1,089.5	901.4
Variable annuity benefit guarantee	11.7	52.8
Debt	678.1	676.4
Deferred tax liability	303.0	356.2
Accrued incentive compensation	187.5	218.3
Ceded reinsurance payable	134.0	71.9
Funds held under insurance and reinsurance contracts	132.2	127.1
Accounts payable on unsettled investment purchases	76.0	20.5
Other liabilities	355.4	362.9
Liabilities held for sale	1,699.2	1,880.1
Total liabilities	7,689.5	7,746.9
Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share - authorized 50,000,000 shares;
issued and outstanding 6,028,251 and 6,176,739 shares	6.0	6.2
Paid-in surplus	1,030.9	1,044.9
Retained earnings	2,961.5	2,802.3
Accumulated other comprehensive income (loss), after tax:
Equity in net unrealized gains (losses) from investments in Symetra common shares	19.1	(40.4)
Net unrealized foreign currency translation (losses) gains	(11.9)	88.4
Pension liability and other	4.5	4.1
Total White Mountains’s common shareholders’ equity	4,010.1	3,905.5
Non-controlling interests
Non-controlling interest - OneBeacon Ltd.	275.6	273.7
Non-controlling interest - SIG Preference Shares	250.0	250.0
Non-controlling interest - HG Global	18.0	16.6
Non-controlling interest - BAM	(114.3)	(97.6)
Non-controlling interest - other	59.4	49.2
Total non-controlling interests	488.7	491.9
Total equity	4,498.8	4,397.4
Total liabilities and equity	$12,188.3	$12,144.3
 See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except per share amounts)	2014	2013	2014	2013
Revenues:
Earned insurance and reinsurance premiums	$538.6	$500.4	$1,535.6	$1,493.3
Net investment income	24.7	27.3	78.1	84.5
Net realized and unrealized investment gains	20.8	28.2	198.5	66.1
Other revenue	5.3	18.2	8.3	46.9
Total revenues	589.4	574.1	1,820.5	1,690.8
Expenses:
Loss and loss adjustment expenses	289.1	278.3	801.1	797.2
Insurance and reinsurance acquisition expenses	105.3	106.7	299.3	281.0
Other underwriting expenses	81.0	80.4	244.3	244.0
General and administrative expenses	69.3	41.5	189.9	125.5
Interest expense	10.3	11.9	30.4	32.4
Total expenses	555.0	518.8	1,565.0	1,480.1

Pre-tax income from continuing operations	34.4	55.3	255.5	210.7

Income tax expense	(7.8)	(8.2)	(62.0)	(49.2)

Net income from continuing operations	26.6	47.1	193.5	161.5

Net income from discontinued operations, net of tax	6.7	.4	8.8	4.8

Income before equity in earnings of unconsolidated affiliates	33.3	47.5	202.3	166.3

Equity in earnings of unconsolidated affiliates, net of tax	7.0	8.6	33.3	24.9

Net income	40.3	56.1	235.6	191.2
Net loss attributable to non-controlling interests	11.2	1.1	7.1	12.7

Net income attributable to White Mountains’s common shareholders	51.5	57.2	242.7	203.9

Other comprehensive (loss) income, net of tax:
Change in equity in net unrealized (losses) gains from investments in Symetra common shares, net of tax	(9.9)	(7.2)	59.5	(81.2)
Change in foreign currency translation, pension liability and other	(64.3)	46.6	(100.0)	8.4

Comprehensive (loss) income	(22.7)	96.6	202.2	131.1
Comprehensive loss (income) attributable to non-controlling interests	.1	(.1)	.1	(.1)
Comprehensive (loss) income attributable to White Mountains’s common shareholders	$(22.6)	$96.5	$202.3	$131.0

Income per share attributable to White Mountains’s common shareholders
Basic income per share
Continuing operations	$7.35	$9.20	$38.07	$32.05
Discontinued operations	1.10	.06	1.43	.78
Total consolidated operations	$8.45	$9.26	$39.50	$32.83

Diluted income per share
Continuing operations	$7.35	$9.20	$38.07	$32.05
Discontinued operations	1.10	.06	1.43	.78
Total consolidated operations	$8.45	$9.26	$39.50	$32.83

Dividends declared per White Mountains’s common share	$—	$—	$1.00	$1.00
 See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited

	White Mountains’s Common Shareholders’ Equity
(Millions)	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2014	$1,051.1	$2,802.3	$52.1	$3,905.5	$491.9	$4,397.4

Net income (loss)	—	242.7	—	242.7	(7.1)	235.6
Net change in unrealized gains from investments in unconsolidated affiliates	—	—	59.5	59.5	—	59.5
Net change in foreign currency translation	—	—	(100.3)	(100.3)	(.1)	(100.4)
Net change in pension liability and other accumulated comprehensive items	—	—	.4	.4	—	.4
Total comprehensive income (loss)	—	242.7	(40.4)	202.3	(7.2)	195.1
Dividends declared on common shares	—	(6.2)	—	(6.2)	—	(6.2)
Dividends to non-controlling interests	—	—	—	—	(26.0)	(26.0)
Repurchases and retirements of common shares	(29.6)	(77.3)	—	(106.9)	—	(106.9)
Issuances of common shares	2.9	—	—	2.9	—	2.9
Net contributions from non-controlling interests	—	—	—	—	29.4	29.4
Amortization of restricted share awards	12.5	—	—	12.5	.6	13.1
Balance at September 30, 2014	$1,036.9	$2,961.5	$11.7	$4,010.1	$488.7	$4,498.8

	White Mountains’s Common Shareholders’ Equity
(Millions)	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2013	$1,057.2	$2,542.7	$131.9	$3,731.8	$526.4	$4,258.2

Net income (loss)	—	203.9	—	203.9	(12.7)	191.2
Net change in unrealized losses from investments in unconsolidated affiliates	—	—	(81.2)	(81.2)	—	(81.2)
Net change in foreign currency translation	—	—	7.8	7.8	—	7.8
Net change in pension liability and other accumulated comprehensive items	—	—	.5	.5	.1	.6
Total comprehensive income (loss)	—	203.9	(72.9)	131.0	(12.6)	118.4
Dividends declared on common shares	—	(6.2)	—	(6.2)	—	(6.2)
Dividends to non-controlling interests	—	—	—	—	(25.1)	(25.1)
Repurchases and retirements of common shares	(23.8)	(56.0)	—	(79.8)	—	(79.8)
Issuances of common shares	1.0	—	—	1.0	—	1.0
Net contributions from non-controlling interests	—	—	—	—	7.7	7.7
Amortization of restricted share awards	12.2	—	—	12.2	.8	13.0
Balance at September 30, 2013	$1,046.6	$2,684.4	$59.0	$3,790.0	$497.2	$4,287.2
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended
	September 30,
(Millions)	2014	2013
Cash flows from operations:
Net income	$235.6	$191.2
Charges (credits) to reconcile net income to net cash (used for) provided from operations:
Net realized and unrealized investment gains	(198.5)	(66.1)
Deferred income tax expense	19.7	5.4
Net income from discontinued operations	(8.8)	(4.8)
Gain on sale of subsidiary - Citation and Essentia	(.7)	(23.0)
Excess of fair value of acquired net assets over cost - Ashmere	—	(6.9)
Undistributed equity in earnings from unconsolidated affiliates, net of tax	(33.3)	(24.9)
Other operating items:
Net change in loss and loss adjustment expense reserves	2.3	(95.1)
Net change in reinsurance recoverable on paid and unpaid losses	(28.3)	15.5
Net change in unearned insurance and reinsurance premiums	232.8	91.2
Net change in variable annuity benefit guarantee liabilities	(41.1)	(297.8)
Net change in variable annuity benefit guarantee derivative instruments	3.9	6.8
Net change in deferred acquisition costs	(36.3)	7.6
Net change in funds held by ceding entities	(24.7)	36.0
Net change in ceded unearned premiums	(35.3)	(30.6)
Net change in funds held under reinsurance treaties	11.8	44.8
Net change in insurance and reinsurance premiums receivable	(197.5)	(143.8)
Net change in ceded reinsurance payable	63.9	53.2
Net change in restricted cash	32.3	175.4
Net change in other assets and liabilities, net	153.1	88.6
Net cash provided from operations - continuing operations	150.9	22.7
Net cash used for operations - discontinued operations	(27.6)	(93.5)
Net cash provided from (used for) operations	123.3	(70.8)
Cash flows from investing activities:
Net change in short-term investments	(240.8)	(9.9)
Sales of fixed maturity and convertible fixed maturity investments	3,654.4	3,350.9
Maturities, calls and paydowns of fixed maturity and convertible fixed maturity investments	368.3	380.0
Sales of common equity securities	344.7	412.5
Distributions and redemptions of other long-term investments	45.1	36.6
Sales of consolidated and unconsolidated affiliates, net of cash sold	12.8	31.3
Funding of operational cash flows for discontinued operations	(27.6)	(93.5)
Purchases of other long-term investments	(31.6)	(31.7)
Purchases of common equity securities	(163.4)	(357.6)
Purchases of fixed maturity and convertible fixed maturity investments	(3,764.2)	(3,403.8)
Purchases of consolidated and unconsolidated affiliates, net of cash acquired	(32.2)	(9.2)
Net change in unsettled investment purchases and sales	28.9	(17.8)
Net acquisitions of property and equipment	(8.5)	(10.4)
Net cash provided from investing activities - continuing operations	185.9	277.4
Net cash provided from investing activities - discontinued operations	27.6	93.5
Net cash provided from investing activities	213.5	370.9
Cash flows from financing activities:
Draw down of revolving line of credit	40.0	150.0
Repayment of revolving line of credit	(40.2)	(225.0)
Payments on capital lease obligation	(4.0)	(4.0)
Cash dividends paid to the Company’s common shareholders	(6.2)	(6.2)
Cash dividends paid to OneBeacon Ltd.’s non-controlling common shareholders	(14.8)	(14.9)
Cash dividends paid on SIG Preference Shares	(9.4)	(9.4)
Common shares repurchased	(100.6)	(79.8)
OneBeacon Ltd. common shares repurchased and retired	(1.8)	—
Capital contributions from non-controlling interest of consolidated LPs	2.5	1.6
Redemptions paid to non-controlling interest of consolidated LPs	(4.9)	(.7)
Purchase of interest rate cap	—	(9.9)
Collateral provided by interest rate cap counterparties	(5.4)	9.7
Capital contributions from BAM members	11.6	11.5
Net cash used for financing activities - continuing operations	(133.2)	(177.1)
Net cash (used for) provided from financing activities - discontinued operations	—	—
Net cash used for financing activities	(133.2)	(177.1)
Effect of exchange rate changes on cash	(10.6)	1.0
Net change in cash during the period	193.0	124.0
Cash balances at beginning of period (excludes restricted cash balances of $56.1 and $249.8)	326.7	212.6
Cash balances at end of period (excludes restricted cash balances of $23.8 and $74.4)	$519.7	$336.6
Supplemental cash flows information:
Interest paid	$(41.3)	$(32.0)
Net income tax refund (payment) to national governments	$7.8	$(1.5)
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
The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of property and casualty insurance companies (collectively, “OneBeacon”). OneBeacon is a specialty property and casualty insurance writer that offers a wide range of insurance products in the United States through independent agencies, regional and national brokers, wholesalers and managing general agencies. During the third quarter of 2013, OneBeacon formed Split Rock Insurance, Ltd. (“Split Rock”), a Bermuda-based reinsurance company. As of September 30, 2014 and December 31, 2013, White Mountains owned 75.3% and 75.2% of OneBeacon Ltd.’s outstanding common shares.
As discussed further in Note 2, OneBeacon entered into a definitive agreement to sell its runoff business (the “Runoff Business”) in October 2012 (the “Runoff Transaction”).  Accordingly, the Runoff Business is presented as discontinued operations. The OneBeacon Runoff Business includes assets and liabilities that are principally related to non-specialty commercial lines and certain other runoff business that it no longer writes, including nearly all of its asbestos and environmental reserves. Assets and liabilities associated with the Runoff Business as of September 30, 2014 and December 31, 2013 have been presented as held for sale in the financial statements (See Note 15 for discontinued operations).
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
The HG Global/BAM segment consists of HG Global Ltd. (“HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”). In 2012, White Mountains capitalized HG Global with $594.5 million to fund the start-up of BAM. BAM is a municipal bond insurer domiciled in New York that was established to provide insurance on bonds issued to support essential U.S. public purposes such as schools, utilities, core governmental functions and existing transportation facilities. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of surplus notes issued by BAM (the “BAM Surplus Notes”). HG Global, through its wholly-owned subsidiary, HG Re Ltd. (“HG Re”), also provides 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. As of September 30, 2014 and December 31, 2013, White Mountains owned 96.9% and 97.3% of HG Global's preferred equity and 88.4% and 88.7% of its common equity. White Mountains does not have an ownership interest in BAM, which is a mutual insurance company owned by its members. However, GAAP requires White Mountains to consolidate BAM's results in its financial statements. BAM's results are attributed to non-controlling interests.
White Mountains’s Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), White Mountains’s variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd. (“Life Re Bermuda”), which is in runoff, and its U.S.-based service provider, White Mountains Financial Services LLC (collectively, “WM Life Re”), and White Mountains’s investments in Wobi Insurance Agency Ltd. (“Wobi”), QL Holdings LLC (“QuoteLab”) and Star & Shield Risk Management LLC (“SSRM”). At September 30, 2014, White Mountains holds $17.0 million of Star & Shield Insurance Exchange’s (“SSIE”) surplus notes but does not have an ownership interest in SSIE, which is a reciprocal and is owned by its policyholders. However, as a result of SSRM’s role as the attorney-in-fact to SSIE and the investment in SSIE’s surplus notes, White Mountains is required to consolidate SSIE in its GAAP financial statements. SSIE’s results do not affect White Mountains’s common shareholders’ equity as they are attributable to non-controlling interests.
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
The percentage of the non-controlling shareholders’ ownership interest in OneBeacon Ltd. at September 30, 2014 and December 31, 2013 was 24.7% and 24.8%.
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
White Mountains is required to consolidate BAM in its GAAP financial statements. However, since BAM is a mutual insurance company that is owned by its members, BAM’s results do not affect White Mountains’s common shareholders’ equity as they are attributable to non-controlling interests. For the three and nine months ended September 30, 2014, White Mountains reported $13.1 million and $29.7 million in pre-tax losses from BAM that have been allocated to non-controlling interest. For the three and nine months ended September 30, 2013, White Mountains reported $15.1 million and $60.2 million in pre-tax losses from BAM that have been allocated to non-controlling interest.
In May 2007, Sirius International Group, Ltd. (“SIG”), an intermediate holding company of Sirius Group, issued $250.0 million non-cumulative perpetual preference shares, with a $1,000 per share liquidation preference (the “SIG Preference Shares”), and received $245.7 million of proceeds, net of $4.3 million of issuance costs and commissions. SIG Preference Shares and dividends thereon are included in non-controlling interest on the balance sheet and on the statement of income and comprehensive income. The SIG Preference Shares have an initial fixed annual dividend rate of 7.506%. In June 2017, the fixed rate will move to a floating rate equal to the greater of (i) 7.506% and (ii) 3-month LIBOR plus 320 basis points. In July 2013, SIG executed a 5-year forward LIBOR cap (the “Interest Rate Cap”) for the period from June 2017 to June 2022 to protect against a significant increase in interest rates during that 5-year period. The Interest Rate Cap economically fixes the annual dividend rate on the SIG Preference Shares from June 2017 to June 2022 at 8.30%. The Interest Rate Cap is recorded in other assets at fair value. Changes in fair value are recorded in other revenue.
At September 30, 2014 and December 31, 2013, the non-controlling equity interest in White Mountains’s consolidated limited partnerships was $45.5 million and $46.1 million.  At September 30, 2014, the non-controlling equity interests in Wobi, QuoteLab and SSIE were $3.8 million, $18.0 million and $(11.1) million, respecively. At September 30, 2014 and December 31, 2013, the non-controlling equity interest in A.W.G. Dewar Inc, a subsidiary of OneBeacon, was $3.2 million and $3.1 million.

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

Note 2. Significant Transactions

durchblicker.at
In July 2014, White Mountains acquired 45% of the outstanding common shares of durchblicker.at, Austria's first independent price comparison portal for insurance, gas/electricity and financial services, for EUR 8.5 million (approximately $11.7 million based upon the foreign exchange spot rate at the date of acquisition).

PassportCard
In June 2014, White Mountains committed $21.0 million to fund a 50/50 joint venture with DavidShield Group (“DavidShield”) for the development, marketing and distribution of PassportCard travel insurance. The transaction is expected to close in the fourth quarter of 2014, subject to regulatory approvals.

QuoteLab
On March 14, 2014, White Mountains acquired 60% of the outstanding Class A common units of QuoteLab. As of September 30, 2014, White Mountains owned 58.4% of the equity of QuoteLab. QuoteLab is an advertising technology company that operates a transparent online advertising exchange that facilitates transactions between buyers and sellers of insurance media, including advertising inventory on QuoteLab’s owned and operated websites. White Mountains paid an initial purchase price of $28.1 million and will pay additional consideration to the sellers equal to 62.5% of the 2015 gross profit in excess of the 2013 gross profit. At acquisition, QuoteLab had total assets of $56.9 million, including $43.7 million of intangible assets, and total liabilities of $10.0 million.

Wobi
On February 19, 2014, White Mountains acquired 54% of the outstanding common shares of Wobi for NIS 14.4 million (approximately $4.1 million based upon the foreign exchange spot rate at the date of acquisition).  In addition to the common shares, White Mountains also purchased NIS 12.7 million (approximately $3.6 million based upon the foreign exchange spot rate at the date of acquisition) of newly-issued convertible preferred shares of Wobi.  Wobi is the only price comparison/aggregation business in Israel, with an insurance carrier panel that represents 85% of the premiums written in the Israeli insurance market. Wobi sells four lines of business, primarily personal auto, and operates as an agency, charging upfront commissions on all policy sales. As of September 30, 2014, on a fully converted basis, White Mountains owned 60.7% of Wobi. At acquisition, Wobi had total assets of $13.4 million, including $8.4 million of intangible assets, and total liabilities of $0.7 million.

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
SSIE is a Florida-domiciled reciprocal insurance exchange providing private passenger auto insurance to the public safety community and their families. SSIE is a variable interest entity (“VIE”). As a result of SSRM’s role as the attorney-in-fact to SSIE and the investment in SSIE’s surplus notes, White Mountains is required to consolidate SSIE. At September 30, 2014, consolidated amounts included total assets of $11.8 million and total liabilities of $22.8 million of SSIE. For the three and nine months ended September 30, 2014, SSIE had pre-tax losses of $1.4 million and $11.1 million that were recorded in net loss attributable to non-controlling interests.

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

Common Shares Repurchased and Retired
During the past several years, White Mountains's board of directors has authorized the Company to repurchase its common shares, from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. As of September 30, 2014, White Mountains may repurchase an additional 382,118 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its board of directors.
During the three months ended September 30, 2014, the Company repurchased 122,264 common shares for $76.5 million at an average share price of $626.13, all of which were repurchased under the board authorization. During the nine months ended September 30, 2014, the Company repurchased 173,853 common shares for $106.9 million at an average share price of $614.78, which was comprised of 163,378 common shares repurchased under the board authorization and 10,475 common shares repurchased pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not reduce the board authorizations referred to above.
During the three months ended September 30, 2013, no shares were purchased. During the nine months ended September 30, 2013, the Company repurchased 141,535 common shares for $79.8 million at an average share price of $564, which was comprised of 140,000 common shares repurchased under the board authorization and 1,535 common shares repurchased pursuant to employee benefit plans.

Note 3.  Loss and Loss Adjustment Expense Reserves

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activities of White Mountains’s insurance and reinsurance subsidiaries for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2014	2013	2014	2013
Gross beginning balance	$3,053.3	$3,057.9	$3,079.3	$3,168.9
Less beginning reinsurance recoverable on unpaid losses	(433.2)	(388.6)	(428.1)	(429.1)
Net loss and LAE reserves	2,620.1	2,669.3	2,651.2	2,739.8

Loss and LAE reserves acquired (1)	—	—	—	21.3
Loss and LAE reserves consolidated — SSIE	—	—	13.6	—

Loss and LAE incurred relating to:
Current year losses	301.2	289.9	820.1	822.8
Prior year losses	(12.1)	(11.6)	(19.0)	(25.6)
Total incurred losses and LAE	289.1	278.3	801.1	797.2

Accretion of fair value adjustment to loss and LAE reserves	.1	.2	.5	1.5
Foreign currency translation adjustment to loss and LAE reserves	(23.5)	12.3	(22.2)	(1.9)

Loss and LAE paid relating to:
Current year losses	(86.2)	(90.0)	(187.0)	(209.9)
Prior year losses	(207.4)	(178.0)	(665.0)	(655.9)
Total loss and LAE payments	(293.6)	(268.0)	(852.0)	(865.8)

Net ending balance	2,592.2	2,692.1	2,592.2	2,692.1
Plus ending reinsurance recoverable on unpaid losses	430.7	416.0	430.7	416.0
Gross ending balance	$3,022.9	$3,108.1	$3,022.9	$3,108.1
(1) Loss and LAE reserves acquired relate to WM Solutions purchase of Ashmere in the first quarter of 2013.

Loss and LAE incurred relating to prior year losses for the three and nine months ended September 30, 2014
For the three and nine months ended September 30, 2014, White Mountains experienced net favorable loss reserve development of $12.1 million and $19.0 million.
For the three months ended September 30, 2014, OneBeacon had net unfavorable loss reserve development of $7.3 million primarily related to unfavorable development in professional liability, management liability and financial services businesses included within OneBeacon Professional Insurance (“OBPI”), in OneBeacon Accident and in the inland marine business within International Marine Underwriters (“IMU”), partially offset by favorable development in the healthcare business within OBPI and in OneBeacon Technology. For the nine months ended September 30, 2014, OneBeacon had net unfavorable loss reserve development of $14.3 million primarily related to unfavorable development in professional liability and management liability businesses included within OBPI, in OneBeacon Accident and in the inland marine business within IMU, partially offset by favorable development in the healthcare business within OBPI, in OneBeacon Specialty Property and in the ocean marine business within IMU.
For the three months ended September 30, 2014, Sirius Group had net favorable loss reserve development of $19.2 million primarily due to decreases in property loss reserves, including reductions for prior period catastrophe losses, in addition to decreases in aviation and accident and health loss reserves. For the nine months ended September 30, 2014, Sirius Group had net favorable loss reserve development of $35.3 million primarily due to decreases in property loss reserves, including reductions for prior period catastrophe losses, in addition to decreases in aviation, accident and health, and trade credit loss reserves.
For the three and nine months ended September 30, 2014, SSIE had net favorable loss reserve development of $0.2 million and net unfavorable loss reserve development of $2.0 million.

Loss and LAE incurred relating to prior year losses for the three and nine months ended September 30, 2013
For the three and nine months ended September 30, 2013, White Mountains experienced $11.6 million and $25.6 million of net favorable loss reserve development.
For the three months ended September 30, 2013, OneBeacon had net unfavorable loss reserve development of $3.8 million primarily driven by its property and entertainment business. For the nine months ended September 30, 2013, OneBeacon had net favorable loss reserve development of $0.1 million. For the three and nine months ended September 30, 2013, Sirius Group had net favorable loss reserve development of $15.4 million and $25.5 million primarily due to decreases in property loss reserves, mostly from recent underwriting years, in addition to reductions in loss reserves for the Japan earthquake.

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
White Mountains recognized $0.1 million and $0.5 million of such charges, recorded as loss and LAE for the three and nine months ended September 30, 2014, and $0.2 million and $1.5 million for the three and nine months ended September 30, 2013.  As of September 30, 2014, the remaining pre-tax un-accreted adjustment was $4.2 million.

Note 4. Third Party Reinsurance

In the normal course of business, White Mountains’s insurance and reinsurance subsidiaries may seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. White Mountains remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.

OneBeacon
At September 30, 2014, OneBeacon had $12.7 million and $101.4 million of reinsurance recoverables on paid and unpaid losses. At December 31, 2013, OneBeacon had $9.7 million and $80.2 million of reinsurance recoverables on paid and unpaid losses. The reinsurance balances associated with the Runoff Business are included in discontinued operations (see Note 15). Reinsurance contracts do not relieve OneBeacon of its obligation to its policyholders. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength and ratings of its reinsurers on an ongoing basis. Uncollectible amounts related to the ongoing specialty business historically have not been significant.
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

Sirius Group
At September 30, 2014, Sirius Group had $14.5 million and $329.3 million of reinsurance recoverables on paid and unpaid losses that will become recoverable if claims are paid in accordance with current reserve estimates. At December 31, 2013, Sirius Group had $15.7 million and $347.9 million of reinsurance recoverables on paid and unpaid losses. Because retrocessional reinsurance contracts do not relieve Sirius Group of its obligation to its insureds, the collectability of balances due from Sirius Group’s reinsurers is important to its financial strength. Sirius Group monitors the financial strength and ratings of retrocessionaires on an ongoing basis. Uncollectible amounts historically have not been significant.
Except as discussed below, there have been no material changes to Sirius Group's reinsurance coverage as discussed in Note 4 -“Reinsurance” in White Mountains’s 2013 Annual Report on Form 10-K.
Effective January 1, 2014, Sirius Group entered into a reinsurance agreement to provide excess of loss coverage for losses under medical stop loss policies produced, underwritten and administered on behalf of Sirius Group by various managing general underwriters in the United States. The coverage is in excess of a $1 million retention and consists of multiple layers with limits dependent on the individual policies produced by the managing general underwriters. The coverage is for all losses occurring on or after January 1, 2014 on policies written or renewed with effective dates in 2014.

Note 5.  Investment Securities

White Mountains’s invested assets consist of securities and other long-term investments held for general investment purposes.  The portfolio of investment securities includes short-term investments, fixed maturity investments, convertible fixed maturity investments and common equity securities which are all classified as trading securities. Trading securities are reported at fair value as of the balance sheet date.  Realized and unrealized investment gains and losses on trading securities are reported in pre-tax revenues. White Mountains’s investments in fixed maturity investments, including mortgage-backed and asset-backed securities, are generally valued using industry standard pricing models. Key inputs include benchmark yields, benchmark securities, reported trades, issuer spreads, bids, offers, credit ratings and prepayment speeds. Income on mortgage-backed and asset-backed securities is recognized using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the estimated economic life is recalculated and the remaining unamortized premium or discount is amortized prospectively over the remaining economic life.
Realized investment gains and losses resulting from sales of investment securities are accounted for using the specific identification method.  Premiums and discounts on all fixed maturity investments are amortized or accreted to income over the anticipated life of the investment.  Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized or accreted cost, which approximated fair value as of September 30, 2014 and December 31, 2013.
Other long-term investments are primarily comprised of White Mountains’s investments in hedge funds and private equity funds.

Net Investment Income
Pre-tax net investment income for the three and nine months ended September 30, 2014 and 2013 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2014	2013	2014	2013
Investment income:
Fixed maturity investments	$24.4	$25.1	$72.4	$76.3
Short-term investments	.8	1.1	2.0	2.9
Common equity securities	4.3	4.4	15.2	14.0
Convertible fixed maturity investments	1.1	.7	2.3	2.1
Other long-term investments	.1	1.2	1.8	2.7
Interest on funds held under reinsurance treaties	(.1)	—	(.1)	.2
Total investment income	30.6	32.5	93.6	98.2
Less third-party investment expenses	(5.9)	(5.2)	(15.5)	(13.7)
Net investment income, pre-tax	$24.7	$27.3	$78.1	$84.5

Net Realized and Unrealized Investment Gains and Losses
Net realized and unrealized investment gains and losses for the three and nine months ended September 30, 2014 and 2013 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2014	2013	2014	2013
Net realized investment gains, pre-tax	$76.0	$11.7	$128.3	$60.2
Net unrealized investment (losses) gains, pre-tax	(55.2)	16.5	70.2	5.9
Net realized and unrealized investment gains, pre-tax	20.8	28.2	198.5	66.1
Income tax expense attributable to net realized and unrealized investment gains	(6.6)	(1.2)	(45.4)	(2.5)
Net realized and unrealized investment gains, after tax	$14.2	$27.0	$153.1	$63.6

Net realized investment gains (losses)
Net realized investment gains (losses) for the three and nine months ended September 30, 2014 and 2013 consisted of the following:

	Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013
Millions	Net realized gains (losses)	Net foreign exchange gains (losses)	Total net realized gains (losses) reflected in earnings	Net realized gains (losses)	Net foreign currency gains (losses)	Total net realized gains (losses) reflected in earnings
Fixed maturity investments	$6.9	$7.6	$14.5	$(9.1)	$(.3)	$(9.4)
Short-term investments	—	1.1	1.1	—	(.6)	(.6)
Common equity securities	54.6	.1	54.7	23.5	(3.0)	20.5
Convertible fixed maturity investments	2.1	—	2.1	(.2)	—	(.2)
Other long-term investments	3.9	(.6)	3.3	(1.1)	3.0	1.9
Forward contracts	.3	—	.3	(.5)	—	(.5)
Net realized investment gains (losses), pre-tax	67.8	8.2	76.0	12.6	(.9)	11.7
Income tax (expense) benefit attributable to net realized investment gains (losses)	(9.6)	(2.0)	(11.6)	(.4)	.4	—
Net realized investment gains (losses), after tax	$58.2	$6.2	$64.4	$12.2	$(.5)	$11.7

	Nine Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2013
Millions	Net realized gains (losses)	Net foreign exchange gains (losses)	Total net realized gains (losses) reflected in earnings	Net realized gains (losses)	Net foreign currency gains (losses)	Total net realized gains (losses) reflected in earnings
Fixed maturity investments	$17.1	$7.1	$24.2	$12.9	$(14.4)	$(1.5)
Short-term investments	—	1.1	1.1	.2	—	.2
Common equity securities	92.9	—	92.9	60.7	(3.0)	57.7
Convertible fixed maturity investments	5.9	—	5.9	(.7)	—	(.7)
Other long-term investments	4.2	(.2)	4.0	4.8	—	4.8
Forward contracts	.2	—	.2	(.3)	—	(.3)
Net realized investment gains (losses), pre-tax	120.3	8.0	128.3	77.6	(17.4)	60.2
Income tax (expense) benefit attributable to net realized investment gains (losses)	(19.6)	(2.1)	(21.7)	(17.8)	5.1	(12.7)
Net realized investment gains (losses), after tax	$100.7	$5.9	$106.6	$59.8	$(12.3)	$47.5

Net unrealized investment gains (losses)
The following table summarizes net unrealized investment gains (losses) for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013
Millions	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total net unrealized gains (losses) reflected in earnings	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total net unrealized gains (losses) reflected in earnings
Fixed maturity investments	$(14.3)	$37.6	$23.3	$9.3	$(30.5)	$(21.2)
Short-term investments	—	—	—	—	.1	.1
Common equity securities	(67.8)	(2.1)	(69.9)	35.6	(2.0)	33.6
Convertible fixed maturity investments	(4.0)	.1	(3.9)	2.4	(.1)	2.3
Other long-term investments	(6.4)	1.7	(4.7)	3.1	(1.4)	1.7
Net unrealized investment (losses) gains, pre-tax	(92.5)	37.3	(55.2)	50.4	(33.9)	16.5
Income tax benefit (expense) attributable to net unrealized investment (losses) gains	15.8	(10.8)	5.0	(8.6)	7.4	(1.2)
Net unrealized investment (losses) gains, after tax	$(76.7)	$26.5	$(50.2)	$41.8	$(26.5)	$15.3

	Nine Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2013
Millions	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total net unrealized gains (losses) reflected in earnings	Net unrealized gains (losses)	Net foreign currency gains (losses)	Total net unrealized gains (losses) reflected in earnings
Fixed maturity investments	$30.0	$78.0	$108.0	$(94.8)	$6.2	$(88.6)
Common equity securities	(42.8)	(.2)	(43.0)	85.2	(1.0)	84.2
Convertible fixed maturity investments	(5.8)	.4	(5.4)	(.5)	—	(.5)
Other long-term investments	7.2	3.4	10.6	7.6	3.2	10.8
Net unrealized investment (losses) gains, pre-tax	(11.4)	81.6	70.2	(2.5)	8.4	5.9
Income tax (expense) benefit attributable to net unrealized investment (losses) gains	(3.1)	(20.6)	(23.7)	13.1	(2.9)	10.2
Net unrealized investment (losses) gains, after tax	$(14.5)	$61.0	$46.5	$10.6	$5.5	$16.1

The following table summarizes the amount of total pre-tax (losses) gains included in earnings attributable to unrealized investment (losses) gains for Level 3 investments for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2014	2013	2014	2013
Fixed maturity investments	$1.8	$(2.2)	$2.2	$(2.4)
Common equity securities	.9	(.7)	3.7	—
Convertible fixed maturity investments	.1	—	3.3	—
Other long-term investments	(6.7)	.9	8.3	8.7
Total unrealized investment (losses) gains, pre-tax - Level 3 investments	$(3.9)	$(2.0)	$17.5	$6.3

Investment Holdings
The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses, and carrying values of White Mountains’s fixed maturity investments as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$254.4	$.2	$(.5)	$5.6	$259.7
Debt securities issued by corporations	2,314.6	48.9	(6.3)	30.1	2,387.3
Municipal obligations	78.9	1.3	(.3)	—	79.9
Mortgage-backed and asset-backed securities	1,846.7	6.8	(4.6)	16.0	1,864.9
Foreign government, agency and provincial obligations	311.6	3.7	(.8)	(3.3)	311.2
Preferred stocks	79.7	6.7	—	—	86.4
Total fixed maturity investments including assets held for sale	$4,885.9	$67.6	$(12.5)	$48.4	$4,989.4
Fixed maturity investments reclassified to assets held for sale related to the Runoff Transaction					(203.9)
Total fixed maturity investments					$4,785.5

	December 31, 2013
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
U.S. Government and agency obligations	$365.5	$.5	$(1.0)	$(2.5)	$362.5
Debt securities issued by corporations	2,330.7	44.0	(13.2)	(14.3)	2,347.2
Municipal obligations	18.3	—	(.4)	—	17.9
Mortgage-backed and asset-backed securities	2,027.3	2.4	(9.9)	(5.3)	2,014.5
Foreign government, agency and provincial obligations	444.2	3.7	(3.2)	(4.8)	439.9
Preferred stocks	79.9	5.1	—	(.2)	84.8
Total fixed maturity investments including assets held for sale	$5,265.9	$55.7	$(27.7)	$(27.1)	$5,266.8
Fixed maturity investments reclassified to assets held for sale related to the Runoff Transaction					(236.3)
Total fixed maturity investments					$5,030.5

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses, and carrying values of White Mountains’s common equity securities, convertible fixed maturity investments and other long-term investments as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
Common equity securities	$766.7	$229.9	$(9.1)	$(1.4)	$986.1
Convertible fixed maturity investments	$45.0	$4.4	$(1.1)	$.6	$48.9
Other long-term investments	$256.1	$85.5	$(21.6)	$.9	$320.9

	December 31, 2013
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
Common equity securities	$890.2	$271.0	$(3.6)	$(.8)	$1,156.8
Convertible fixed maturity investments	$71.7	$9.9	$(.9)	$(.2)	$80.5
Other long-term investments	$238.3	$79.6	$(26.6)	$(2.4)	$288.9

Other Long-term Investments
Other long-term investments consist of the following at September 30, 2014 and December 31, 2013:

	Fair Value at
Millions	September 30, 2014	December 31, 2013
Hedge funds and private equity funds, at fair value(1)	$241.9	$239.0
Partnership investments accounted for under the equity method	23.5	26.6
Limited liability companies and private equity securities, at fair value(1)	50.1	20.3
Other(1)	5.2	3.1
Forward contracts at fair value (see Note 8)	.2	(.1)
Total other-long term investments	$320.9	$288.9
(1) See Fair Value Measurements by Level table.

Hedge Funds and Private Equity Funds
White Mountains owns 67% of the limited partnership interests in Prospector Offshore Fund, Ltd. and 69% of the limited partnership interests in Prospector Turtle Fund (collectively, the “Prospector Funds”).  At September 30, 2014 and December 31, 2013, White Mountains’s investment in the Prospector Funds was $95.4 million and $112.4 million. The Prospector Funds are hedge funds that pursue investment opportunities in a variety of equity and equity-related instruments, primarily in the financial services sector. White Mountains has determined that the Prospector Funds are VIEs that White Mountains is required to consolidate. At September 30, 2014 and December 31, 2013, White Mountains consolidated total assets of $223.5 million and $249.2 million and total liabilities of $82.7 million and $90.6 million of the Prospector Funds. At September 30, 2014 and December 31, 2013, White Mountains also recorded non-controlling interest of $45.4 million and $46.2 million in the Prospector Funds.
In addition to the Prospector Funds, White Mountains holds investments in hedge funds and private equity funds, which are included in other long-term investments. The fair value of these investments has been estimated using the net asset value of the funds. At September 30, 2014, White Mountains held investments in 14 hedge funds and 32 private equity funds.  The largest investment in a single fund was $19.5 million at September 30, 2014. The following table summarizes investments in hedge funds and private equity funds by investment objective and sector at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Hedge funds
Long/short equity	$54.8	$—	$62.6	$—
Long/short credit & distressed	22.9	—	22.8	—
Long/short equity REIT	19.5	—	18.3	—
Long/short equity activist	17.2	—	16.8	—
Long bank loan	.2	—	.2	—
Long diversified strategies	—	—	.1	—
Total hedge funds	114.6	—	120.8	—

Private equity funds
Energy infrastructure & services	46.8	11.0	45.9	13.1
Multi-sector	24.5	5.9	23.8	6.5
Manufacturing/Industrial	18.8	14.8	11.2	15.5
Aerospace/Defense/Government	12.1	13.4	5.8	19.2
Private equity secondaries	9.4	3.1	9.5	3.1
Healthcare	5.8	2.8	5.6	2.8
Real estate	3.5	3.3	8.2	3.3
Insurance	2.2	41.3	2.3	41.3
Venture capital	1.4	.3	1.6	.3
International multi-sector, Asia	—	—	—	2.7
International multi-sector, Europe	2.8	2.5	3.9	2.8
Distressed residential real estate	—	—	.4	—
Total private equity funds	127.3	98.4	118.2	110.6

Total hedge funds and private equity funds included in other long-term investments	$241.9	$98.4	$239.0	$110.6

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

The following summarizes the September 30, 2014 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Notice Period
Millions Redemption frequency	30-59 days notice	60-89 days notice	90-119 days notice	120+ days notice	Total
Monthly	$4.5	$—	$—	$—	$4.5
Quarterly	30.7	22.9	11.1	8.4	73.1
Semi-annual	—	26.9	—	—	26.9
Annual	—	—	9.9	.2	10.1
Total	$35.2	$49.8	$21.0	$8.6	$114.6

Certain of the hedge fund investments in which White Mountains is invested are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund’s underlying investments are liquidated.  At September 30, 2014, distributions of $2.1 million were outstanding from these investments. The actual amount of the final distribution remittances remain subject to market fluctuations. The date at which such remittances will be received is not determinable at September 30, 2014.
White Mountains has also submitted redemption requests for certain of its investments in active hedge funds.  At September 30, 2014, redemptions of $28.3 million are outstanding and are subject to market fluctuations. Such redemptions are expected to be received in the first quarter of 2015. Redemptions are recorded as receivables when the investment is no longer subject to market fluctuations.
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
At September 30, 2014, investments in private equity funds were subject to lock-up periods as follows:

Millions	1-3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private Equity Funds — expected lock-up period remaining	$14.4	$31.6	$60.6	$20.7	$127.3

Fair value measurements at September 30, 2014
White Mountains’s invested assets that are measured at fair value include fixed maturity investments, common equity securities, convertible fixed maturity securities and other long-term investments, such as interests in hedge funds and private equity funds. Fair value measurements reflect management’s best estimate of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements fall into a hierarchy with three levels based on the nature of the inputs. Fair value measurements based on quoted prices in active markets for identical assets are at the top of the hierarchy (“Level 1”), followed by fair value measurements based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar, but not identical instruments (“Level 2”). Measurements based on unobservable inputs, including a reporting entity’s estimates of the assumptions that market participants would use are at the bottom of the hierarchy (“Level 3”).

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
White Mountains’s fixed maturity investments are generally valued using matrix and other pricing models. Key inputs include benchmark yields, benchmark securities, reported trades, issuer spreads, bids, offers, credit ratings and prepayment speeds.  Income on mortgage-backed and asset-backed securities is recognized using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the estimated economic life is recalculated and the remaining unamortized premium or discount is amortized or accreted prospectively over the remaining economic life.
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
In addition to the investments described above, White Mountains has $81.0 million and $86.3 million of investment-related liabilities recorded at fair value and included in other liabilities as of September 30, 2014 and December 31, 2013.  These liabilities relate to securities that have been sold short by limited partnerships in which White Mountains has investments and is required to consolidate under GAAP.  These liabilities have a Level 1 designation.

Fair Value Measurements by Level
The following tables summarize White Mountains’s fair value measurements for investments at September 30, 2014 and December 31, 2013, by level:

	September 30, 2014
Millions	Fair value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$259.7	$197.1	$62.6	$—

Debt securities issued by corporations:
Consumer	680.5	—	680.5	—
Financials	476.4	—	476.4	—
Communications	260.3	—	260.3	—
Industrial	407.8	—	407.8	—
Energy	179.8	—	179.8	—
Utilities	161.1	—	161.1	—
Basic Materials	140.7	—	134.7	6.0
Technology	56.8	—	56.8	—
Other	23.9	—	23.9	—
Total debt securities issued by corporations:	2,387.3	—	2,381.3	6.0

Mortgage-backed and asset-backed securities	1,864.9	—	1,842.9	22.0
Foreign government, agency and provincial obligations	311.2	22.1	289.1	—
Preferred stocks	86.4	—	14.9	71.5
Municipal obligations	79.9	—	79.9	—
Total fixed maturity investments (1)	4,989.4	219.2	4,670.7	99.5

Short-term investments	834.9	833.9	1.0	—

Common equity securities:
Financials	296.4	257.5	—	38.9
Consumer	277.5	277.2	.3	—
Industrial	97.1	97.1	—	—
Energy	58.8	58.8	—	—
Communications	54.6	54.6	—	—
Basic materials	38.9	38.9	—	—
Technology	36.8	36.8	—	—
Utilities	22.3	22.3	—	—
Other	103.7	27.5	76.2	—
Total common equity securities	986.1	870.7	76.5	38.9

Convertible fixed maturity investments	48.9	—	38.0	10.9
Other long-term investments (2)	297.2	—	—	297.2
Total investments	$7,156.5	$1,923.8	$4,786.2	$446.5
(1) Carrying value includes $203.9 that is classified as assets held for sale relating to discontinued operations.
(2) Excludes carrying value of $23.5 associated with other long-term investment limited partnerships accounted for using the equity method and $0.2 related to forward contracts.

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

Debt securities issued by corporations
The following table summarizes the ratings of the corporate debt securities held in White Mountains’s investment portfolio as of September 30, 2014 and December 31, 2013:

	Fair Value at
Millions	September 30, 2014	December 31, 2013
AAA	$—	$—
AA	233.3	228.8
A	974.6	1,039.5
BBB	1,167.9	1,075.5
BB	—	—
Other	11.5	3.4
Debt securities issued by corporations(1)	$2,387.3	$2,347.2
(1) Credit ratings are assigned based on the following hierarchy: 1) Standard and Poor's Financial Services LLC ("Standard & Poor’s") and 2) Moody’s Investor Service ("Moody's").

Mortgage-backed, Asset-backed Securities
White Mountains purchases commercial and residential mortgage-backed securities with the goal of maximizing risk adjusted returns in the context of a diversified portfolio. White Mountains’s non-agency commercial mortgage-backed portfolio (“CMBS”) is generally short-term and structurally subordinate. In general, subordination represents the percentage principal loss on the underlying collateral that would be absorbed by other securities lower in the capital structure before the more senior security incurs a loss.  As of September 30, 2014, on average less than 1% of the underlying loans were reported as non-performing for all non-agency CMBS held by White Mountains. White Mountains is not an originator of residential mortgage loans. White Mountains’s investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage-backed securities at September 30, 2014. White Mountains considers sub-prime mortgage-backed securities as those that have underlying loan pools that exhibit weak credit characteristics, or those that are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., White Mountains considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics).
White Mountains categorizes mortgage-backed securities as “non-prime” (also called “Alt A” or “A-”) if they are backed by collateral that has overall credit quality between prime and sub-prime based on White Mountains’s review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. White Mountains’s non-agency residential mortgage-backed portfolio is generally moderate-term and structurally senior. White Mountains does not own any collateralized loan obligations. White Mountains does not own any collateralized debt obligations, with the exception of $49.8 million of non-agency residential mortgage resecuritization tranches, each a senior tranche in its own right and each collateralized by a single earlier vintage Super Senior or Senior non-agency residential mortgage backed security.

The following table summarizes mortgage and asset-backed securities as of September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
GNMA	$429.6	$429.6	$—	$512.3	$512.3	$—
FNMA	56.6	56.6	—	81.2	81.2	—
FHLMC	45.0	45.0	—	91.3	91.3	—
Total Agency(1)	531.2	531.2	—	684.8	684.8	—
Non-agency:
Residential	196.6	196.6	—	125.7	125.7	—
Commercial	256.2	256.2	—	282.3	282.3	—
Total Non-agency	452.8	452.8	—	408.0	408.0	—

Total mortgage-backed securities	984.0	984.0	—	1,092.8	1,092.8	—
Other asset-backed securities:
Credit card receivables	385.7	363.7	22.0	311.4	289.4	22.0
Vehicle receivables	305.9	305.9	—	365.0	365.0	—
Other	189.3	189.3	—	245.3	245.3	—
Total other asset-backed securities	880.9	858.9	22.0	921.7	899.7	22.0
Total mortgage and asset-backed securities	$1,864.9	$1,842.9	$22.0	$2,014.5	$1,992.5	$22.0
(1)  Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities
The security issuance years of White Mountains’s investments in non-agency residential mortgage-backed securities ("RMBS") and non-agency CMBS securities as of September 30, 2014 are as follows:

			Security Issuance Year
Millions	Fair Value	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Non-agency RMBS	$196.6	$9.5	$16.1	$10.6	$—	$17.2	$—	$16.3	$23.5	$6.2	$42.6	$54.6
Non-agency CMBS	256.2	—	—	8.5	2.8	—	—	12.0	—	20.6	94.5	117.8
Total	$452.8	$9.5	$16.1	$19.1	$2.8	$17.2	$—	$28.3	$23.5	$26.8	$137.1	$172.4

Non-agency Residential Mortgage-backed Securities
The classification of the underlying collateral quality and the tranche levels of White Mountains’s non-agency RMBS securities are as follows as of September 30, 2014:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate (3)
Prime	$180.3	$71.7	$108.6	$—
Non-prime	12.1	—	12.1	—
Sub-prime	4.2	4.2	—	—
Total	$196.6	$75.9	$120.7	$—
(1)  At issuance, Super Senior, or in the case of resecuritization, the underlying securities, were rated "AAA" by Standard & Poor’s, "Aaa" by Moody’s or "AAA" by Fitch Ratings ("Fitch") and were senior to other "AAA" or "Aaa" securities.
(2) At issuance, Senior, or in the case of resecuritization, the underlying securities, were rated "AAA" by Standard & Poor’s, "Aaa" by Moody’s or "AAA" by Fitch and were senior to non-"AAA" or non-"Aaa" securities.
(3) At issuance, Subordinate were not rated "AAA" by Standard & Poor’s, "Aaa" by Moody’s or "AAA" by Fitch and were junior to "AAA" or "Aaa" securities.

Non-agency Commercial Mortgage-backed Securities
 The amount of fixed and floating rate securities and their tranche levels of White Mountains’s non-agency CMBS securities are as follows as of September 30, 2014:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate (3)
Fixed rate CMBS	$149.3	$55.4	$52.3	$41.6
Floating rate CMBS	106.9	2.8	—	104.1
Total	$256.2	$58.2	$52.3	$145.7
(1)  At issuance, Super Senior, or in the case of resecuritization, the underlying securities, were rated "AAA" by Standard & Poor’s, "Aaa" by Moody’s or "AAA" by Fitch and were senior to other "AAA" or "Aaa" securities.
(2) At issuance, Senior, or in the case of resecuritization, the underlying securities, were rated "AAA" by Standard & Poor’s, "Aaa" by Moody’s or "AAA" by Fitch and were senior to non-"AAA" or non-"Aaa" securities.
(3) At issuance, Subordinate were not rated "AAA" by Standard & Poor’s, "Aaa" by Moody’s or "AAA" by Fitch and were junior to "AAA" or "Aaa" securities.

Rollforward of Fair Value Measurements by Level
 White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturity investments, common equity securities, convertible fixed maturity investments and other long-term investments at September 30, 2014 and 2013 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.
The following tables summarize the changes in White Mountains’s fair value measurements by level for the nine months ended September 30, 2014 and 2013:

			Level 3 Investments
Millions	Level 1 investments	Level 2 investments	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other long-term investments	Total
Balance at January 1, 2014	$1,376.7	$4,982.2	$93.0	$46.1	$6.1	$262.4	$6,766.5	(1)(2)(3)
Total realized and unrealized gains	57.5	115.0	3.1	3.7	3.3	15.6	198.2	(4)
Foreign currency losses through OCI	(16.8)	(142.1)	(.9)	—	—	(3.5)	(163.3)
Amortization/Accretion	(.4)	(33.2)	(.1)	—	—	—	(33.7)
Purchases	1,261.6	2,595.3	80.0	—	1.5	47.1	3,985.5
Sales	(1,585.8)	(2,815.2)	—	(10.9)	—	(24.4)	(4,436.3)
Net change in investments related to (sales) purchases of consolidated affiliates	(2.7)	7.4	—	—	—	—	4.7
Transfers in	—	75.8	—	—	—	—	75.8
Transfers out	(.2)	—	(75.6)	—	—	—	(75.8)
Balance at September 30, 2014	$1,089.9	$4,785.2	$99.5	$38.9	$10.9	$297.2	$6,321.6	(1)(2)(3)
(1)  Excludes carrying value of $26.6 and $23.5 at January 1, 2014 and September 30, 2014 associated with other long-term investments accounted for using the equity method and $(0.1) and $0.2 at January 1, 2014 and September 30, 2014 related to forward contracts.
(2)  Carrying value includes $236.3 and $203.9 at January 1, 2014 and September 30, 2014 that is classified as assets held for sale relating to discontinued operations.
(3)  Excludes carrying value of $635.9 and $834.9 at January 1, 2014 and September 30, 2014 associated with short-term investments.
(4) Excludes $0.6 realized and unrealized gains associated with the Prospector Funds consolidation of investment-related liabilities.

			Level 3 Investments
Millions	Level 1 investments	Level 2 investments	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other long-term investments	Total
Balance at January 1, 2013	$1,355.1	$5,206.1	$92.9	$37.3	$—	$259.3	$6,950.7	(1)(2)(3)
Total realized and unrealized gains (losses)	140.6	(70.7)	(3.3)	—	—	14.0	80.6	(4)
Foreign currency gains through OCI	1.4	17.5	.5	—	—	(.8)	18.6
Amortization/Accretion	(.9)	(39.7)	—	—	—	—	(40.6)
Purchases	735.9	3,014.7	32.4	.5	—	91.8	3,875.3
Sales	(877.9)	(3,309.7)	(.7)	—	—	(91.1)	(4,279.4)
Net change in investments related to purchases of consolidated affiliates	14.5	2.7	—	—	—	—	17.2
Transfers in	1.8	32.1	90.3	—	—	—	124.2
Transfers out	—	(91.1)	(32.1)	(1.0)	—	—	(124.2)
Balance at September 30, 2013	$1,370.5	$4,761.9	$180.0	$36.8	$—	$273.2	$6,622.4	(1)(2)(3)
(1) Excludes carrying value of $35.0 and $26.9 at January 1, 2013 and September 30, 2013 associated with other long-term investment limited partnerships accounted for using the equity method and $(0.1) and $(0.1) at January 1, 2013 and September 30, 2013 related to forward contracts.
(2)  Carrying value includes $338.1 and 239.7 at January 1, 2013 and September 30, 2013 that is classified as assets held for sale relating to discontinued operations.
(3) Excludes carrying value of $630.6 and $648.0 at January 1, 2013 and September 30, 2013 and realized and unrealized loss for the period of $0.2 associated with short-term investments.
(4) Excludes $14.1 realized and unrealized losses associated with the Prospector Funds consolidation of investment-related liabilities.

Fair Value Measurements — transfers between levels - Nine-month period ended September 30, 2014 and 2013
During the first nine months of 2014, four fixed maturity investments classified as Level 3 measurements in the prior period were recategorized as Level 2 measurements because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available at September 30, 2014. These measurements comprise “Transfers out” of Level 3 and “Transfers in” to Level 2 of $75.6 million for the period ended September 30, 2014.
During the first nine months of 2013, two fixed maturity investments classified as Level 3 measurements in the prior period were recategorized as Level 2 measurements because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available at September 30, 2013. These measurements comprise “Transfers out” of Level 3 and “Transfers in” to Level 2 of $32.1 million for the period ended September 30, 2013.
During the first nine months of 2014, no fixed maturity investment which had been classified as a Level 2 measurements in the prior period were recategorized as Level 3 measurements.
During the first nine months of 2013, one fixed maturity investment, which had been classified as a Level 2 measurement at June 30, 2013 was recategorized as a Level 3 measurement at September 30, 2013. The security was priced with unobservable inputs and represents "Transfers out" of Level 2 and “Transfers in” to Level 3 of $90.3 million for the period ended September 30, 2013. The fair value of this security was estimated using industry standard pricing methodology, in which management selected inputs using its best judgment. The security is considered to be Level 3 because the measurements are not directly observable. At September 30, 2013, the estimated fair value for this security determined using the industry standard pricing models was $1.3 million less than the estimated fair value based upon quoted prices provided by a third party pricing vendor.

Significant Unobservable Inputs
The following summarizes significant unobservable inputs used in estimating the fair value of investment securities classified within Level 3 other than hedge funds and private equity funds as of September 30, 2014 and December 31, 2013. The fair value of investments in hedge funds and private equity funds, which are classified within Level 3, are estimated using the net asset value of the funds.

($ in Millions)	September 30, 2014
Description	Fair Value	Rating (2)	Valuation Technique(s)	Unobservable Input
Debt securities issued by corporations(1)(3)	$6.0	NR	Exchange Transaction
Asset-backed securities(1)	$22.0	AA+	Broker pricing	Broker quote
Preferred stock(1)	$71.5	NR	Discounted cash flow	Discount yield	6.6%
Private equity security(1)	$38.4	NR	Multiple of GAAP book value	Book value multiple	1.0
Private equity security(1)	$15.7	NR	Share price of recent transaction	Share price	$1.10
Convertible fixed maturity investment (1)	$6.4	NR	Multiple of EBITDA	EBITDA multiple	6X
Convertible fixed maturity investment (1)	$4.5	NR	Share price of recent transaction	Share price	$0.71
Private equity security(1)	$11.7	NR	Share price of recent transaction	Share price	$290.96
(1) As of September 30, 2014, consists of one security.
(2) Credit ratings are assigned based on the following hierarchy: 1) Standard and Poor's and 2) Moody’s.
(3) Derived from the exchange of a convertible fixed maturity investment, where the valuation of the debt security issued by a corporation represents a portion of the total exchange price after taking into consideration the cash and value of the common equity security that was also received in the exchange transaction.

($ in Millions)	December 31, 2013
Description	Fair Value	Rating (2)	Valuation Technique(s)	Unobservable Input
Asset-backed securities(1)	$22.0	AA+	Broker pricing	Broker quote
Preferred stock(1)	$71.0	NR	Discounted cash flow	Discount yield	7.4%
Private equity security(1)	$35.6	NR	Multiple of GAAP book value	Book value multiple	1.0
Private equity security(1)	$10.5	NR	Share price of recent transaction	Share price	$1.10
Convertible fixed maturity investments	$6.1	NR	Share price of recent transaction	Recent market transaction	$6.1
(1) As of December 31, 2013, consists of one security.
(2) Credit ratings are assigned based on the following hierarchy: 1) Standard and Poor's and 2) Moody’s.

Note 6.  Debt

White Mountains’s debt outstanding as of September 30, 2014 and December 31, 2013 consisted of the following:

Millions	September 30, 2014	December 31, 2013
2012 OBH Senior Notes, at face value	$275.0	$275.0
Unamortized original issue discount	(.3)	(.3)
2012 OBH Senior Notes, carrying value	274.7	274.7
SIG Senior Notes, at face value	400.0	400.0
Unamortized original issue discount	(.4)	(.4)
SIG Senior Notes, carrying value	399.6	399.6
WTM Bank Facility	—	—
Old Lyme Note	2.8	2.1
QuoteLab	1.0	—
Total debt	$678.1	$676.4

WTM Bank Facility
On August 14, 2013, White Mountains entered into a revolving credit facility with a syndicate of lenders administered by Wells Fargo Bank, N.A., which has a total commitment of $425.0 million and has a maturity date of August 14, 2018 (the “WTM Bank Facility”). As of September 30, 2014, the WTM Bank Facility was undrawn.
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

Debt Covenants
At September 30, 2014, White Mountains was in compliance with all debt covenants.

Note 7.  Income Taxes

The Company and its Bermuda domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. In the event there is a change in the current law such that taxes are imposed, the Company and its Bermuda domiciled subsidiaries would be exempt from such tax until March 31, 2035, pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966. The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate.  The jurisdictions in which the Company’s consolidated subsidiaries and branches are subject to tax are Australia, Belgium, Canada, Germany, Gibraltar, Israel, Luxembourg, the Netherlands, Singapore, Sweden, Switzerland, the United Kingdom and the United States.
White Mountains’s income tax expense related to pre-tax income from continuing operations for the three months ended September 30, 2014 and 2013 represented net effective tax rates of 22.7% and 14.8%. The effective tax rates for the nine months ended September 30, 2014 and 2013 were 24.3% and 23.4%. The effective tax rates for the three months and nine months ended September 30, 2014 and 2013 were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions with lower tax rates than the United States.
In arriving at the effective tax rate for the three and nine months ended September 30, 2014 and 2013, White Mountains forecasted all income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2014 and 2013.
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
On July 28, 2011, the IRS commenced an examination of the income tax returns for 2007, 2008 and 2009 for certain U.S. subsidiaries of OneBeacon.  On July 17, 2013, OneBeacon received a revised Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2007, 2008 and 2009. The estimated total assessment, including interest, utilization of alternative minimum and foreign tax credit carryovers and capital loss carrybacks, is $72.0 million. However, $60.2 million of the proposed adjustments relate to items for which the expense deduction has been disallowed in a year being examined, but ultimate deductibility is highly certain to occur in a later period. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of these deductions in the exam period would not affect the effective tax rate, but would accelerate the payment of cash to the taxing authority. White Mountains disagrees with the adjustments proposed by the IRS and is defending its position. Although the timing of the resolution of these issues is uncertain, it is reasonably possible that the resolution could occur within the next twelve months. An estimate of the range of potential outcomes cannot be made at this time. White Mountains does not expect the resolution of this examination to result in a material change to its financial position.
On September 2, 2013, the IRS commenced an examination of the income tax returns for 2010, 2011 and 2012 for certain U.S. subsidiaries of OneBeacon. White Mountains does not expect the resolution of this examination to result in a material change to its financial position.

Note 8. Derivatives

Variable Annuity Reinsurance
White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. WM Life Re reinsured ¥200 billion (approximately $1.7 billion at the then current exchange rate) of guarantees in September 2006 and an additional ¥56 billion (approximately $0.5 billion at the then current exchange rate) in March 2007. At September 30, 2014 and December 31, 2013, the total guarantee value was approximately ¥156.8 billion (approximately $1.4 billion at exchange rates on that date) and ¥203.6 billion (approximately $1.9 billion at exchange rates on that date), respectively. The collective account values of the underlying variable annuities were approximately 107% and 104% of the guarantee value at September 30, 2014 and December 31, 2013, respectively.  WM Life Re is in runoff, and all of its contracts will mature by June 30, 2016.
The following table summarizes the pre-tax operating results of WM Life Re for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2014	2013	2014	2013
Fees, included in other revenue	$4.5	$6.2	$15.0	$19.2
Change in fair value of variable annuity liability, included in other revenue	19.9	49.1	40.5	289.3
Change in fair value of derivatives, included in other revenue	(23.8)	(63.1)	(56.5)	(308.4)
Foreign exchange, included in other revenue	(1.7)	.6	(1.2)	(13.9)
Other investment income and (losses) gains	(.9)	.2	(.4)	(5.2)
Total revenue	(2.0)	(7.0)	(2.6)	(19.0)
Change in fair value of variable annuity death benefit liabilities, included in other general and administrative expenses	.2	1.3	.6	8.5
Death benefit claims paid, included in general and administrative expenses	—	(.2)	(.1)	(1.6)
General and administrative expenses	(.9)	(1.0)	(3.3)	(3.8)
Pre-tax loss	$(2.7)	$(6.9)	$(5.4)	$(15.9)

The following summarizes realized and unrealized derivative gains (losses) recognized in other revenue for the three and nine months ended September 30, 2014 and 2013 and the carrying values, included in other assets, at September 30, 2014 and December 31, 2013 by type of instrument:

	Gains (losses)				Carrying Value
	Three Months Ended		Nine Months Ended		As of
	September 30,		September 30,		September 30, 2014	December 31, 2013
Millions	2014	2013	2014	2013
Fixed income/interest rate	$(8.4)	$(24.1)	$(20.4)	$(97.4)	$(2.1)	$(9.7)
Foreign exchange	(.4)	(28.5)	(13.3)	(144.5)	52.3	58.0
Equity	(15.0)	(10.5)	(22.8)	(66.5)	15.1	20.9
Total	$(23.8)	$(63.1)	$(56.5)	$(308.4)	$65.3	$69.2

The following tables summarize the changes in White Mountains’s variable annuity reinsurance liabilities and derivative instruments for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014
	Variable Annuity (Liabilities)		Derivative Instruments
Millions	Level 3		Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total
Beginning of period	$(31.8)		$53.3	$22.3	$(.8)	$74.8
Purchases	—		—	—	—	—
Realized and unrealized gains (losses)	20.1	(4)	(17.4)	(19.8)	13.4	(23.8)
Transfers in	—		—	—	—	—
Sales/settlements	—		—	22.5	(8.2)	14.3
End of period	$(11.7)		$35.9	$25.0	$4.4	$65.3

	Nine Months Ended September 30, 2014
	Variable Annuity (Liabilities)		Derivative Instruments
Millions	Level 3		Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total
Beginning of period	$(52.8)		$63.4	$4.7	$1.1	$69.2
Purchases	—		—	—	—	—
Realized and unrealized gains (losses)	41.1	(4)	(27.5)	(42.1)	13.1	(56.5)
Transfers in	—		—	—	—	—
Sales/settlements	—		—	62.4	(9.8)	52.6
End of period	$(11.7)		$35.9	$25.0	$4.4	$65.3

	Three Months Ended September 30, 2013
	Variable Annuity (Liabilities)		Derivative Instruments
Millions	Level 3		Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total
Beginning of period	$(194.1)		$126.5	$18.2	$(3.4)	$141.3
Purchases	—		—	—	—	—
Realized and unrealized gains (losses)	50.4	(4)	(24.1)	(28.5)	(10.5)	(63.1)
Transfers in	—		—	—	—	—
Sales/settlements	—		—	3.2	10.1	13.3
End of period	$(143.7)		$102.4	$(7.1)	$(3.8)	$91.5

	Nine Months Ended September 30, 2013
	Variable Annuity (Liabilities)		Derivative Instruments
Millions	Level 3		Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total
Beginning of period	$(441.5)		$140.5	$(20.5)	$(21.7)	$98.3
Purchases	—		59.3	—	—	59.3
Realized and unrealized gains (losses)	297.8	(4)	(97.4)	(144.5)	(66.5)	(308.4)
Transfers in	—		—	—	—	—
Sales/settlements	—		—	157.9	84.4	242.3
End of period	$(143.7)		$102.4	$(7.1)	$(3.8)	$91.5
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
(4) Includes $0.2 and $0.6 for the three and nine months ended September 30, 2014 and $1.3and $8.5 for the three and nine months ended September 30, 2013 related to the change in the fair value of variable annuity death benefit liabilities, which are included in general and administrative expenses.

In addition to derivative instruments, WM Life Re held cash, short-term and fixed maturity investments posted as collateral to its variable annuity reinsurance counterparties.  The total collateral includes the following:

Millions	September 30, 2014	December 31, 2013	September 30, 2013
Cash	$23.8	$56.1	$74.4
Short-term investments	—	2.0	15.8
Fixed maturity investments	10.4	23.2	24.6
Total	$34.2	$81.3	$114.8

Collateral in the form of fixed maturity securities consists of Government of Japan Bonds, which are recorded at fair value. Collateral in the form of short-term investments consists of money-market instruments, carried at amortized cost, which approximates fair value.
All of White Mountains’s variable annuity reinsurance liabilities were classified as Level 3 measurements at September 30, 2014 and 2013. The fair value of White Mountains’s variable annuity reinsurance liabilities are estimated using actuarial and capital market assumptions related to the projected discounted cash flows over the term of the reinsurance agreement. Actuarial assumptions regarding future policyholder behavior, including surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimates. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as the variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value estimates. Generally, the liabilities associated with these guarantees increase with declines in the equity markets, interest rates and currencies against the Japanese yen, as well as with increases in market volatilities. White Mountains uses derivative instruments, including put options, interest rate swaps, total return swaps on bond and equity indices and forwards and futures contracts on major equity indices, currency pairs and government bonds, to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. The types of inputs used to estimate the fair value of these derivative instruments, with the exception of actuarial assumptions regarding policyholder behavior and risk margins, are generally the same as those used to estimate the fair value of variable annuity liabilities.

The following summarizes quantitative information about significant unobservable inputs associated with the fair value estimates for variable annuity reinsurance liabilities and derivative instruments that have been classified as Level 3 measurements:

($ in Millions)	September 30, 2014
Description	Fair Value	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Variable annuity benefit guarantee liabilities	$11.7	Discounted cash flows	Surrenders
			1 year	0.2%	-	32.0%	26.0%
			2 year	0.1%	-	14.0%	7.2%
			Mortality	0.0%	-	5.9%	1.0%
			Foreign exchange volatilities
			1 year	10.3%	-	13.0%	10.9%
			2 year	10.6%	-	12.6%	11.4%
			Index volatilities
			1 year	18.3%	-	21.0%	20.3%
			2 year	18.2%	-	21.1%	20.3%
Foreign exchange options	$15.4	Counterparty valuations, adjusted for unwind quote discount	Adjustment to counterparty valuations	(1.2)%	-	8.0%	2.6%

Equity index options	$20.5	Counterparty valuations, adjusted for unwind quote discount	Adjustment to counterparty valuations	0.5%	-	9.7%	3.2%

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
In the case of exchange traded instruments, WM Life Re has exposure to credit risk for amounts uncollateralized by margin balances. WM Life Re has entered into master netting agreements with certain of its counterparties whereby the collateral provided (held) is calculated on a net basis. The following summarizes amounts offset under master netting agreements:

	September 30, 2014			December 31, 2013
Millions	Gross asset amounts before offsets(1)	Gross liability amounts offset under master netting arrangements	Net amounts recognized in Other Assets	Gross asset amounts before offsets(1)	Gross liability amounts offset under master netting arrangements	Net amounts recognized in Other Assets
Interest rate contracts
OTC	$.2	$(3.1)	$(2.9)	$2.4	$(11.7)	$(9.3)
Exchange traded	.8	—	.8	1.0	(1.6)	(.6)
Foreign exchange contracts
OTC	48.0	—	48.0	67.8	(12.0)	55.8
Exchange traded	5.0	(.7)	4.3	2.3	—	2.3
Equity contracts
OTC	20.5	(4.7)	15.8	30.7	(9.2)	21.5
Exchange traded	.6	(1.3)	(.7)	1.8	(2.3)	(.5)
Total(2)	$75.1	$(9.8)	$65.3	$106.0	$(36.8)	$69.2
(1) Amount equal to fair value of instrument as recognized in other assets
(2) All derivative instruments held by WM Life Re are subject to master netting arrangements.

The following summarizes the value, collateral held or provided by WM Life Re and net exposure to credit losses on OTC and exchange traded derivative instruments by counterparty recorded within other assets:

	September 30, 2014
Millions	Net amount of assets reflected in Balance Sheet	Collateral provided to counterparty - Cash	Collateral provided to counter-party - Financial Instruments	Net amount of exposure after effect of collateral provided	Excess collateral provided to counter-party- Cash	Excess collateral provided - Financial Instruments	Counter-party collateral held by WMLife Re - Cash	Net amount of exposure to counter-party	Standard & Poor's Rating(1)
Bank of America	$16.5	$—	$—	$16.5	$—	$—	$—	$16.5	A
Barclays	.5	—	—	.5	—	—	—	.5	A
JP Morgan	21.7	—	—	21.7	—	—	—	21.7	A	+
Royal Bank of Scotland	7.1	—	—	7.1	—	—	—	7.1	A	-
Nomura	(.3)	.3	—	—	2.6	10.4	—	13.0	BBB	+
Citigroup - OTC	15.5	—	—	15.5	6.9	—	—	22.4	A
Citigroup - Exchange Traded	4.3	—	—	4.3	13.9	—	—	18.2	A
Total	$65.3	$.3	$—	$65.6	$23.4	$10.4	$—	$99.4

	December 31, 2013
Millions	Net amount of assets reflected in Balance Sheet	Collateral provided to counter-party - Cash	Collateral provided to counter-party - Financial Instruments	Net amount of exposure after effect of collateral provided	Excess collateral provided to counter-party- Cash	Excess collateral provided - Financial Instruments	Counter-party collateral held by WMLife Re- Cash	Net amount of exposure to counter-party	Standard & Poor's Rating(1)
Bank of America	$27.2	$—	—	$27.2	$—	$—	$—	$27.2	A
Barclays	1.4	—	—	1.4	—	—	—	1.4	A
JP Morgan	9.1	—	—	9.1	22.0	—	—	31.1	A	+
Royal Bank of Scotland	11.3	—	—	11.3	—	—	—	11.3	A
Nomura	(.4)	—	.4	—	—	22.8	(.8)	22.0	BBB	+
Citigroup - OTC	19.4	—	—	19.4	2.3	—	—	21.7	A
Citigroup - Exchange Traded	1.2	—	—	1.2	19.8	—	—	21.0	A
Total	$69.2	$—	$.4	$69.6	$44.1	$22.8	$(.8)	$135.7
(1) Standard & Poor’s ratings as detailed above are: “A+” (Strong, which is the fifth highest of twenty-one creditworthiness ratings), “A” (Strong, which is the sixth highest of twenty-one creditworthiness ratings), “A-” (Strong, which is the seventh highest of twenty-one creditworthiness ratings) and
“BBB+” (Adequate, which is the eighth highest of twenty-one creditworthiness ratings).

Forward Contracts
Beginning in September 2012, White Mountains entered into currency forward contracts at Sirius Group. White Mountains monitors its exposure to foreign currency and adjusts its forward positions within the risk guidelines and ranges established by senior management for each currency, as necessary. While White Mountains actively manages its forward positions, mismatches between movements in foreign currency rates and its forward contracts may result in currency positions being outside the pre-defined ranges and/or foreign currency losses. At September 30, 2014, White Mountains held approximately $9.4 million (SEK 68.0 million) total gross notional value of foreign currency forward contracts.
All of White Mountains’s forward contracts are traded over-the-counter. The fair value of the contracts has been estimated using OTC quotes for similar instruments and accordingly, the measurements have been classified as Level 2 measurements at September 30, 2014.
As of September 30, 2014 and December 31, 2013, the carrying value of the forward contracts, included in other long-term investments, was $0.2 million and $(0.1) million. The net realized and unrealized derivative gains (losses) recognized in net realized and unrealized investment gains (losses) for the three and nine months ended September 30, 2014 were $0.3 million and $0.2 million. The realized and unrealized derivative gains (losses) recognized in net realized and unrealized investment gains (losses) for the three and nine months ended September 30, 2013 were $(0.5) million and $(0.3) million.

All of White Mountains’s forward contracts are subject to master netting agreements. As of September 30, 2014, the gross liability amount offset under master netting arrangements and net amounts recognized in other investments was $0.2 million. As of December 31, 2013, the gross liability amount offset under master netting arrangements and the net amount recognized in other investments was $(0.1) million.
White Mountains does not hold or provide any collateral for the forward contracts.  The following table summarizes the notional amounts and uncollateralized balances associated with forward currency contracts:

	September 30, 2014			December 31, 2013
Millions	Notional Amount	Carrying Value	Standard & Poor's Rating(1)	Notional Amount	Carrying Value
Barclays Bank Plc	$1.3	$—	A	$5.8	$—
Deutsche Bank	2.2	.1	A	7.7	—
Goldman Sachs	3.6	.1	A	2.1	—
HSBC Bank Plc	1.1	—	AA-	3.3	(.1)
JP Morgan	1.2	—	A+	1.3	—
Royal Bank of Canada	—	—	AA-	.2	—
Total	$9.4	$.2		$20.4	$(.1)
(1) Standard & Poor's ratings as detailed above are: “AA-” (Very Strong, which is the sixth highest of twenty-one creditworthiness ratings), “A+” (Strong, which is the seventh highest of twenty-one creditworthiness ratings) and “A” (Strong, which is the eighth highest of twenty-one creditworthiness ratings).

Interest Rate Cap
In May 2007, SIG issued the SIG Preference Shares, with an initial fixed annual dividend rate of 7.506%. In June 2017, the fixed rate will move to a floating rate equal to the greater of (i) 7.506% and (ii) 3-month LIBOR plus 320 basis points. In July 2013, SIG executed the Interest Rate Cap for the period from June 2017 to June 2022 to protect against a significant increase in interest rates during that 5-year period. The Interest Rate Cap economically fixes the annual dividend rate on the SIG Preference Shares from June 2017 to June 2022 at 8.30%. The cost of the Interest Rate Cap was an upfront premium of 395 basis points of the $250.0 million notional value, or approximately $9.9 million for the full notional amount.
The Interest Rate Cap does not qualify for hedge accounting. It is recorded in other assets at fair value. Changes in fair value are recognized within other revenue. Collateral held is recorded within short-term investments with an equal amount recognized as a liability to return collateral. The fair value of the Interest Rate Cap has been estimated using a single broker quote and accordingly, has been classified as a Level 3 measurement at September 30, 2014.
The following tables summarize the changes in the fair value of the Interest Rate Cap for the three and nine months ended September 30, 2014:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Millions	2014	2014
Beginning of period	$6.2	$11.1
Net realized and unrealized losses	(.8)	(5.7)
End of period	$5.4	$5.4

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

	September 30, 2014
Millions	Collateral Balances Held	Standard & Poor’s Rating(1)
Barclays Bank Plc	$3.7	A
Nordea Bank Finland Plc	1.7	AA-
Total	$5.4
(1) Standard & Poor’s ratings as detailed above are: “AA-” (Very Strong, which is the fourth highest of twenty-one creditworthiness ratings) and “A” (Strong, which is the sixth highest of twenty-one creditworthiness ratings).

Weather Derivatives
For the three and nine months ended September 30, 2014, Sirius Group recognized $0.8 million and $0.2 million of net gains on its weather and weather contingent derivatives portfolio. The fair values of the assumed contracts are subject to change in the near-term and reflect management’s best estimate based on various factors including, but not limited to, observed and forecasted weather conditions, changes in interest or foreign currency exchange rates and other market factors. Estimating the fair value of derivative instruments that do not have quoted market prices requires management’s judgment in determining amounts that could reasonably be expected to be received from or paid to a third party to settle the contracts. Such amounts could be materially different from the amounts that might be realized in an actual transaction to settle the contract with a third party. Because of the significance of the unobservable inputs used to estimate the fair value of Sirius Group’s weather risk contracts, the fair value measurements of the contracts are deemed to be Level 3 measurements in the fair value hierarchy.

Note 9. Municipal Bond Guarantee Insurance

In 2012, HG Global was capitalized with $594.5 million from White Mountains and $14.5 million from non-controlling interests to fund BAM, a newly formed mutual municipal bond insurer. As of September 30, 2014, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of BAM surplus notes. Through HG Re, which had statutory capital of $445.7 million at September 30, 2014, HG Global provides first loss reinsurance protection for policies underwritten by BAM of up to 15% of par outstanding, on a per policy basis. HG Re’s obligations to BAM are collateralized in trusts, and there is an aggregate loss limit that is equal to the total assets in the collateral trusts at any point in time.
For the three and nine months ended September 30, 2014, HG Global had pre-tax income of $3.8 million and $13.4 million, which included $3.9 million and $11.8 million of interest income on the BAM surplus notes. For the three and nine months ended September 30, 2013, HG Global had pre-tax income of $10.5 million and $28.2 million, which included $10.1 million and $30.2 million of interest income on the BAM surplus notes.
For the three and nine months ended September 30, 2014, White Mountains reported pre-tax losses of $13.1 million and $29.7 million on BAM that were recorded in net loss attributable to non-controlling interests, which included $3.9 million and $11.8 million of interest expense on the BAM surplus notes. For the three and nine months ended September 30, 2013, White Mountains reported pre-tax losses of $15.1 million and $60.2 million on BAM that were recorded in net loss attributable to non-controlling interests, which included $10.1 million and $30.2 million of interest expense on the BAM surplus notes.
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
The following table provides a schedule of BAM’s insured obligations:

	September 30, 2014	December 31, 2013
Contracts outstanding	1,431	701
Remaining weighted average contract period outstanding (in years)	12.9	13.8
Contractual debt service outstanding (in millions):
Par	$9,963.6	$4,703.7
Interest	5,945.5	3,264.4
Total debt service outstanding	$15,909.1	$7,968.1

Gross unearned insurance premiums (in millions)	$23.4	$13.2

Note 10. Earnings Per Share

Basic earnings per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities.  Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.  The following table outlines the Company’s computation of earnings per share from continuing operations for the three and nine months ended September 30, 2014 and 2013 (see Note 15 for earnings per share amounts for discontinued operations):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic and diluted earnings per share numerators (in millions):
Net income from continuing operations attributable to White Mountains’s common shareholders	$44.8	$56.8	$233.9	$199.1
Allocation of income for unvested restricted common shares	(.6)	(.9)	(3.0)	(2.9)
Dividends declared on participating restricted common shares(1)	—	—	(.1)	(.1)
Total allocation to restricted common shares	(.6)	(.9)	(3.1)	(3.0)
Net income attributable to White Mountains’s common shareholders, net of restricted common share amounts	$44.2	$55.9	$230.8	$196.1
Undistributed net earnings (in millions):
Net income attributable to White Mountains’s common shareholders, net of restricted common share amounts	$44.2	$55.9	$230.8	$196.1
Dividends declared net of restricted common share amounts(1)	—	—	(6.0)	(6.1)
Total undistributed net earnings, net of restricted common share amounts	$44.2	$55.9	$224.8	$190.0
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	6,091.5	6,176.6	6,140.9	6,208.4
Average unvested restricted shares(2)	(81.3)	(95.5)	(77.7)	(90.0)
Basic earnings per share denominator	6,010.2	6,081.1	6,063.2	6,118.4
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	6,091.5	6,176.6	6,140.9	6,208.4
Average unvested restricted common shares(2)	(81.3)	(95.5)	(77.7)	(90.0)
Average outstanding dilutive options to acquire common shares(3)	—	—	—	—
Diluted earnings per share denominator	6,010.2	6,081.1	6,063.2	6,118.4
Basic earnings per share (in dollars):
Net income attributable to White Mountains’s common shareholders	$7.35	$9.20	$38.07	$32.05
Dividends declared and paid	—	—	(1.00)	(1.00)
Undistributed earnings	$7.35	$9.20	$37.07	$31.05
Diluted earnings per share (in dollars):
Net income attributable to White Mountains’s common shareholders	$7.35	$9.20	$38.07	$32.05
Dividends declared and paid	—	—	(1.00)	(1.00)
Undistributed earnings	$7.35	$9.20	$37.07	$31.05
(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(2) Restricted shares outstanding vest either in equal annual installments or upon a stated date (see Note 13).
(3) The diluted earnings per share denominator for the three and nine months ended September 30, 2014 and 2013 does not include the impact of 125,000 common shares issuable upon exercise of the non-qualified options outstanding as they are anti-dilutive to the calculation.

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
Significant intercompany transactions among White Mountains’s segments have been eliminated herein. Financial information for White Mountains’s segments follows:

			HG Global/BAM
Millions	OneBeacon	Sirius Group	HG	BAM	Other Operations	Total
Three Months Ended September 30, 2014
Earned insurance and reinsurance premiums	$305.4	$231.4	$.4	$.1	$1.3	$538.6
Net investment income	10.4	9.8	.4	1.4	2.7	24.7
Net investment income (loss) - surplus note interest	—	—	3.9	(3.9)	—	—
Net realized and unrealized investment (losses) gains	(16.0)	49.1	(.5)	(1.4)	(10.4)	20.8
Other revenue	1.3	(22.8)	—	.2	26.6	5.3
Total revenues	301.1	267.5	4.2	(3.6)	20.2	589.4
Losses and LAE	185.2	103.6	—	—	.3	289.1
Insurance and reinsurance acquisition expenses	54.6	50.1	—	.5	.1	105.3
Other underwriting expenses	51.2	29.7	—	.1	—	81.0
General and administrative expenses	2.4	6.3	.4	8.9	51.3	69.3
Interest expense	3.2	6.6	—	—	.5	10.3
Total expenses	296.6	196.3	.4	9.5	52.2	555.0
Pre-tax income (loss)	$4.5	$71.2	$3.8	$(13.1)	$(32.0)	$34.4

			HG Global/BAM
Millions	OneBeacon	Sirius Group	HG	BAM	Other Operations	Total
Nine Months Ended September 30, 2014
Earned insurance and reinsurance premiums	$872.8	$656.5	$.9	$.3	$5.1	$1,535.6
Net investment income	32.1	30.3	1.0	4.2	10.5	78.1
Net investment income (loss) - surplus note interest	—	—	11.8	(11.8)	—	—
Net realized and unrealized investment gains	24.8	135.6	1.1	5.4	31.6	198.5
Other revenue	3.3	(47.3)	—	.5	51.8	8.3
Total revenues	933.0	775.1	14.8	(1.4)	99.0	1,820.5
Losses and LAE	520.7	273.8	—	—	6.6	801.1
Insurance and reinsurance acquisition expenses	150.9	146.3	.2	1.4	.5	299.3
Other underwriting expenses	152.3	91.7	—	.3	—	244.3
General and administrative expenses	9.3	21.6	1.2	26.6	131.2	189.9
Interest expense	9.7	19.8	—	—	.9	30.4
Total expenses	842.9	553.2	1.4	28.3	139.2	1,565.0
Pre-tax income (loss)	$90.1	$221.9	$13.4	$(29.7)	$(40.2)	$255.5

			HG Global/BAM
Millions	OneBeacon	Sirius Group	HG	BAM	Other Operations	Total
Three Months Ended September 30, 2013
Earned insurance and reinsurance premiums	$278.9	$221.4	$.1	$—	$—	$500.4
Net investment income	10.1	13.5	.2	1.1	2.4	27.3
Net investment income (loss) - surplus note interest	—	—	10.1	(10.1)	—	—
Net realized and unrealized investment gains (losses)	17.0	(24.7)	.5	2.4	33.0	28.2
Other revenue	5.5	16.8	—	.2	(4.3)	18.2
Total revenues	311.5	227.0	10.9	(6.4)	31.1	574.1
Losses and LAE	167.8	110.5	—	—	—	278.3
Insurance and reinsurance acquisition expenses	53.6	52.5	.1	.5	—	106.7
Other underwriting expenses	46.8	33.5	—	.1	—	80.4
General and administrative expenses	4.1	7.5	.3	8.1	21.5	41.5
Interest expense	3.3	6.6	—	—	2.0	11.9
Total expenses	275.6	210.6	.4	8.7	23.5	518.8
Pre-tax income (loss)	$35.9	$16.4	$10.5	$(15.1)	$7.6	$55.3

			HG Global/BAM
Millions	OneBeacon	Sirius Group	HG	BAM	Other Operations	Total
Nine Months Ended September 30, 2013
Earned insurance and reinsurance premiums	$846.2	$646.9	$.2	$—	$—	$1,493.3
Net investment income	30.9	38.0	.7	3.3	11.6	84.5
Net investment income (loss) - surplus note interest	—	—	30.2	(30.2)	—	—
Net realized and unrealized investment gains (losses)	19.9	(4.9)	(1.7)	(8.1)	60.9	66.1
Other revenue	30.1	11.3	—	.3	5.2	46.9
Total revenues	927.1	691.3	29.4	(34.7)	77.7	1,690.8
Losses and LAE	473.7	323.5	—	—	—	797.2
Insurance and reinsurance acquisition expenses	160.9	119.0	.1	1.0	—	281.0
Other underwriting expenses	150.7	93.0	—	.3	—	244.0
General and administrative expenses	11.0	23.0	1.1	24.2	66.2	125.5
Interest expense	9.8	19.7	—	—	2.9	32.4
Total expenses	806.1	578.2	1.2	25.5	69.1	1,480.1
Pre-tax income (loss)	$121.0	$113.1	$28.2	$(60.2)	$8.6	$210.7

Note 12. Investments in Unconsolidated Affiliates

White Mountains’s investments in unconsolidated affiliates represent investments in other companies in which White Mountains has a significant voting and economic interest but does not control the entity.

Millions	September 30, 2014	December 31, 2013
Symetra common shares	$389.3	$360.9
Unrealized gains (losses) from Symetra’s fixed maturity portfolio	20.5	(43.6)
Carrying value of Symetra common shares	409.8	317.3
Hamer	3.7	4.1
Total investments in unconsolidated affiliates	$413.5	$321.4

Symetra
At September 30, 2014 and December 31, 2013, White Mountains owned 20.05 million common shares of Symetra Financial Corporation (“Symetra”), a 17.3% and 17.0% common share ownership. White Mountains accounts for its investment in common shares of Symetra using the equity method.
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
As a result of the various basis adjustments, White Mountains’s carrying value of its investment in Symetra differs from the carrying value by applying its ownership share against Symetra’s GAAP equity as normally done under the equity method. The pre-tax basis difference is being amortized over a 30-year period with a weighted average of 27-years remaining. The amortization is based on estimated future cash flows associated with Symetra’s underlying assets and liabilities to which the basis differences have been attributed. White Mountains continues to record its equity in Symetra's earnings and net unrealized gains (losses). In addition, White Mountains recognizes the amortization of the basis difference through equity in earnings of unconsolidated affiliates and equity in net unrealized gains (losses) from investments in unconsolidated affiliates consistent with the original attribution of the basis differences between equity in earnings and equity in net unrealized gains (losses). For the three and nine months ended September 30, 2014, White Mountains recognized after-tax amortization of $0.7 million and $2.1 million through equity in earnings of unconsolidated affiliates and $2.9 million and $8.7 million through equity in net unrealized gains from investments in unconsolidated affiliates. At September 30, 2014, the pre-tax unamortized basis difference was $174.0 million, of which $36.9 million is attributable to equity in earnings of unconsolidated affiliates and $137.1 million is attributable to equity in net unrealized gains of unconsolidated affiliates.
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

The following table summarizes amounts recorded by White Mountains relating to its investment in Symetra for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013
Millions	Common Shares	Warrants	Total	Common Shares	Warrants	Total
Carrying value of investment in Symetra at beginning of period	$415.5	$—	$415.5	$326.0	$—	$326.0
Equity in earnings (1)(2)	7.0	—	7.0	8.7	—	8.7
Equity in net unrealized losses from Symetra’s fixed maturity portfolio(3)	(10.7)	—	(10.7)	(7.7)	—	(7.7)
Dividends received	(2.0)	—	(2.0)	(1.8)	—	(1.8)
Increase in value of warrants	—	—	—	—	—	—
Exercise of warrants	—	—	—	—	—	—
Carrying value of investment in Symetra at end of period(4)(5)	$409.8	$—	$409.8	$325.2	$—	$325.2
(1) Equity in earnings excludes tax expense of $0.5 and $0.6.
(2) Equity in earnings includes $0.7 and $0.7 increase relating to the pre-tax amortization of the Symetra common share basis difference.
(3) Net unrealized gains includes $3.1 and $3.1 increase relating to the pre-tax amortization of the Symetra common share basis difference.
(4) Includes White Mountains’s equity in net unrealized gains (losses) from Symetra’s fixed maturity portfolio of $20.5 and $(25.5) as of September 30, 2014 and 2013, which excludes tax (expense) benefit of $(1.4) and $2.0.
(5) The aggregate value of White Mountains’s investment in common shares of Symetra was $455.1 based upon the quoted market price of $22.70 per share at September 30, 2014.

	Nine Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2013
Millions	Common Shares	Warrants	Total	Common Shares	Warrants	Total
Carrying value of investment in Symetra at beginning of period	$317.3	$—	$317.3	$351.2	$30.3	$381.5
Equity in earnings (1)(2)	34.5	—	34.5	25.7	—	25.7
Equity in net unrealized gains (losses) from Symetra’s fixed maturity portfolio(3)	64.0	—	64.0	(88.2)	—	(88.2)
Dividends received	(6.0)	—	(6.0)	(4.6)	—	(4.6)
Increase in value of warrants	—	—	—	—	10.8	10.8
Exercise of warrants	—	—	—	41.1	(41.1)	—
Carrying value of investment in Symetra at end of period(4)(5)	$409.8	$—	$409.8	$325.2	$—	$325.2
(1) Equity in earnings excludes tax expense of $2.4 and $2.0.
(2) Equity in earnings includes $2.2 and $2.2 increase relating to the pre-tax amortization of the Symetra common share basis difference.
(3) Net unrealized gains includes $9.4 and $8.6 increase relating to the pre-tax amortization of the Symetra common share basis difference.
(4) Includes White Mountains’s equity in net unrealized gains (losses) from Symetra’s fixed maturity portfolio of $20.5 and $(25.5) as of September 30, 2014 and 2013, which excludes tax (expense) benefit of $(1.4) and $2.0.
(5) The aggregate value of White Mountains’s investment in common shares of Symetra was $455.1 based upon the quoted market price of $22.70 per share at September 30, 2014.

During the three and nine months ended September 30, 2014, White Mountains received cash dividends from Symetra of $2.0 million and $6.0 million on its common share investment that were recorded as a reduction of White Mountains’s investment in Symetra.

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

Share-Based Compensation Based on White Mountains Common Shares

WTM Performance Shares
Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Awards generally vest at the end of a three-year period, are subject to the attainment of pre-specified performance goals, and are valued based on the market value of common shares at the time awards are paid.  The following table summarizes performance share activity for the three and nine months ended September 30, 2014 and 2013 for performance shares granted under the WTM Incentive Plan:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	127,537	$50.5	118,976	$34.9	119,220	$60.2	119,357	$29.4
Shares paid or expired(1)	—	—	—	—	(37,130)	(26.7)	(47,310)	(11.0)
New grants	—	—	250	—	45,660	—	47,170	—
Assumed forfeitures and cancellations(2)	—	(.2)	(6)	(.2)	(213)	—	3	(.2)
Expense recognized	—	6.8	—	7.1	—	23.6	—	23.6
Ending of period	127,537	$57.1	119,220	$41.8	127,537	$57.1	119,220	$41.8
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
If the outstanding WTM performance shares had vested on September 30, 2014, the total additional compensation cost to be recognized would have been $38.6 million, based on accrual factors at September 30, 2014 (common share price and payout assumptions).

Performance Shares granted under the WTM Incentive Plan
The following table summarizes performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan at September 30, 2014 for each performance cycle:

Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2014 – 2016	45,660	$7.2
2013 – 2015	47,170	21.6
2012 – 2014	37,977	29.8
Sub-total	130,807	58.6
Assumed forfeitures	(3,270)	(1.5)
Total at September 30, 2014	127,537	$57.1

Restricted Shares
The following table summarizes the unrecognized compensation cost associated with the outstanding restricted share awards for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	81,325	$20.9	95,380	$24.5	94,130	$17.0	69,910	$16.8
Issued	—	—	250.1		20,400	11.8	25,720	14.4
Vested	—	—	—	—	(33,205)	—	—	—
Forfeited	—	—	—	—	—	—	—	—
Expense recognized	—	(3.3)	—	(3.8)	—	(11.2)	—	(10.4)
Non-vested at September 30,	81,325	$17.6	95,630	$20.8	81,325	$17.6	95,630	$20.8

During the first nine months of 2014, White Mountains issued 20,400 restricted shares that vest on January 1, 2017. During the first nine months of 2013, White Mountains issued 25,720 restricted shares that vest on January 1, 2016. The unrecognized compensation cost at September 30, 2014 is expected to be recognized ratably over the remaining vesting periods.

Share-Based Compensation Based on OneBeacon Ltd. Common Shares

The OneBeacon Long-Term Incentive Plan (the “OneBeacon Incentive Plan”) provides for grants to key employees of OneBeacon various types of share-based and non share-based incentive awards.  OneBeacon’s share-based incentive awards include OneBeacon performance shares and restricted shares.

OneBeacon Performance Shares
OneBeacon performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash.  OneBeacon performance share awards generally vest at the end of a three-year period, are subject to the attainment of pre-specified performance goals, and are valued based on the market value of OneBeacon Ltd. common shares at the time awards are paid.  The following table summarizes performance share activity for the three and nine months ended September 30, 2014 and 2013 for OneBeacon performance shares granted under the OneBeacon Incentive Plan:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	512,938	$4.4	489,867	$2.4	493,421	$4.0	563,190	$1.2
Shares paid or expired(1)	—	—	—	—	(142,138)	(1.0)	(238,658)	—
New grants	—	—	—	—	165,800	—	179,000	—
Assumed forfeitures and cancellations(2)	—	—	—	—	(4,145)	—	(13,665)	(.1)
Expense recognized	—	1.1	—	.1	—	2.5	—	1.4
Ending of period	512,938	$5.5	489,867	$2.5	512,938	$5.5	489,867	$2.5
(1) OneBeacon performance share payments in 2014 for the 2011-2013 performance cycle were at 37.1% of target. No payments were made in 2013 for the 2010-2012 OneBeacon performance cycle as the performance factor was zero.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.

If the outstanding OneBeacon performance shares had been vested on September 30, 2014, the total additional compensation cost to be recognized would have been $3.7 million, based on accrual factors at September 30, 2014 (common share price, accumulated dividends and payout assumptions).

The following table summarizes OneBeacon performance shares outstanding awarded under the OneBeacon Incentive Plan at September 30, 2014 for each performance cycle:

Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2014 – 2016	165,800	$.6
2013 – 2015	179,000	2.2
2012 – 2014	181,290	2.8
Sub-total	526,090	5.6
Assumed forfeitures	(13,152)	(.1)
Total at September 30, 2014	512,938	$5.5

OneBeacon Restricted Shares
 The following table summarizes the unrecognized compensation cost associated with the outstanding OneBeacon restricted stock awards for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	612,500	$4.9	918,000	$8.0	915,000	$6.5	927,000	$9.6
Issued	—	—	—	—	—	—	—	—
Vested	—	—	—	—	(300,000)	—	(9,000)	—
Forfeited	—	—	(3,000)	—	(2,500)	—	(3,000)	—
Expense recognized	—	(.7)	—	(.7)	—	(2.3)	—	(2.3)
Non-vested at September 30,	612,500	$4.2	915,000	$7.3	612,500	$4.2	915,000	$7.3

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
The unrecognized compensation cost at September 30, 2014 is expected to be recognized ratably over the remaining vesting periods.

Note 14. Fair Value of Financial Instruments

White Mountains accounts for its financial instruments at fair value with the exception of the OBH Senior Notes and the SIG Senior Notes, which are recorded as debt liabilities at face value less unamortized original issue discount, and the SIG Preference Shares, which are recorded as non-controlling interest at face value.
The following table summarizes the fair value and book value of financial instruments as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
2012 OBH Senior Notes	$281.4	$274.7	$269.8	$274.7
SIG Senior Notes	441.9	399.6	438.1	399.6
SIG Preference Shares	264.4	250.0	260.0	250.0

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

Note 15. Discontinued Operations

For the three and nine months ended September 30, 2014, White Mountains recorded income from discontinued operations of $6.7 million and $8.8 million. During the third quarter of 2014, White Mountains recorded a gain in discontinued operations of $14.0 million from a payment received from Allianz, the purchaser of White Mountains's former subsidiary Fireman’s Fund Insurance Company (“FFIC”), related to the utilization of alternative minimum tax credits associated with the tax loss on the sale of FFIC in 1991. During the third quarter of 2014, White Mountains also recorded a $6.7 million after-tax loss in discontinued operations from a change in the estimated value of the surplus notes OneBeacon expects to issue with the Runoff Transaction. Income from discontinued operations for the nine months ended September 30, 2014 also included an interim payment from Allstate that primarily relates to the favorable development on loss reserves transferred in the sale of Esurance and Answer Financial.
For the three and nine months ended September 30, 2013, White Mountains recorded income from discontinued operations of $0.4 million and $4.8 million. The results of discontinued operations for the nine months ended September 30, 2013 primarily related to the sale of Esurance and Answer Financial.

Runoff Transaction
As described in Note 1 and Note 2, in October 2012, OneBeacon entered into an agreement to sell the Runoff Business to Armour. During the three and nine months ended September 30, 2014 and 2013, the results of operations for the Runoff Business have been classified as discontinued operations and are presented, net of related income taxes, in the statement of comprehensive income. The assets and liabilities associated with the Runoff Business as of September 30, 2014 and December 31, 2013 have been presented in the balance sheet as held for sale. The amounts classified as discontinued operations exclude investing and financing activities that are conducted on an overall consolidated level and, accordingly, there were no separately identifiable investments associated with the Runoff Business.
The Pennsylvania Insurance Department is currently conducting its regulatory review of the Runoff Transaction, which included a public hearing on July 23, 2014. Subsequent to the public hearing, the Pennsylvania Insurance Department re-opened the public comment period, which then ended on October 17, 2014. The regulatory review process included a third party actuarial review of the Runoff Business loss and LAE reserves, completed in September 2013 and, subsequently, an independent stochastic modeling of the future cash flows of the Runoff Business, which was completed in June 2014. OneBeacon expects the Runoff Transaction to close in the fourth quarter of 2014.
During the second quarter of 2014, OneBeacon amended the Runoff SPA, primarily to increase the cap on seller financing by $6.7 million to $80.9 million, as well as to extend the termination date to December 31, 2014. Consistent with the proposed closing balance sheet, pro forma as of June 30, 2014, OneBeacon expects to provide seller financing at closing in the form of surplus notes with an estimated par value of $80.9 million. As a result, OneBeacon recorded an increase of $8.2 million ($5.3 million after-tax) in the estimated loss on sale of the Runoff Business during the second quarter of 2014 to reflect the estimated difference between the fair value and par value of the surplus notes upon issuance.

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
During the third quarter of 2014, OneBeacon updated its estimated loss on sale to reflect the change in the valuation of the surplus notes expected to be issued in conjunction with the closing of the Runoff Transaction. The change in the valuation estimate resulted in a loss of $10.3 million ($6.7 million after-tax), which was a result of widening credit spreads during the quarter, as well as an increase to the estimated discount rate related to the private nature of the notes and the related lack of liquidity.
The estimated loss on sale may change prior to closing as a result of, among other factors, changes in the estimated fair value of the surplus notes. The internal valuation model used to estimate the fair value of the surplus notes is sensitive to changes in treasury rates and credit spreads, and to changes in estimates with respect to other variables including a discount to reflect the private nature of the notes (and the related lack of liquidity), the credit quality of the notes and the timing and likelihood of interest and principal payments on the notes, which are subject to regulatory approval and therefore may vary from the contractual terms.  Although these variables involve considerable judgment, OneBeacon does not currently expect any resulting change in the estimated value of the surplus notes to be material to its financial position, results of operations and cash flows.

Reinsurance
Included in the assets held for sale are reinsurance recoverables from two reinsurance contracts with subsidiaries of Berkshire Hathaway Inc. that OneBeacon was required to purchase in connection with White Mountains’s acquisition of OneBeacon in 2001 (the “OneBeacon Acquisition”): a reinsurance contract with National Indemnity Company (“NICO”) for up to $2.5 billion in old asbestos and environmental (“A&E”) claims and certain other exposures (the “NICO Cover”) and an adverse loss reserve development cover from General Reinsurance Corporation (“GRC”) for up to $570.0 million, comprised of $400.0 million of adverse loss reserve development occurring in years 2000 and prior in addition to $170.0 million of reserves ceded as of the date of the OneBeacon Acquisition (the “GRC Cover”). The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for under GAAP as a seller guarantee. As of September 30, 2014 and December 31, 2013, the total reinsurance recoverables on paid and unpaid losses of $1,127.4 million and $1,243.7 million related to both the NICO cover and the GRC cover have been included in assets held for sale. Both NICO and GRC have an A.M Best rating of A++, Superior, which is the highest of sixteen ratings.
The total reinsurance recoverables on paid and unpaid losses in assets held for sale were $7.4 million and $1,585.4 million as of September 30, 2014. The reinsurance recoverable on unpaid amount is gross of $127.0 million in purchase accounting adjustments that will become recoverable if claims are paid in accordance with current reserve estimates.

Net Assets Held for Sale
The following summarizes the assets and liabilities associated with the business classified as held for sale:

Millions	September 30, 2014	December 31, 2013
Assets held for sale
Fixed maturity investments, at fair value	$203.9	$236.3
Reinsurance recoverable on unpaid losses	1,458.4	1,604.7
Reinsurance recoverable on paid losses	7.4	10.7
Insurance premiums receivable	11.6	9.1
Deferred tax asset	2.5	3.3
Other assets	15.4	16.0
Total assets held for sale	$1,699.2	$1,880.1
Liabilities held for sale
Loss and loss adjustment expense reserves	$1,600.9	$1,793.1
Unearned insurance premiums	—	.2
Ceded reinsurance payable	12.1	12.3
Other liabilities	86.2	74.5
Total liabilities held for sale	1,699.2	1,880.1
Net assets held for sale	$—	$—
Net Income from Discontinued Operations
The following summarizes the results of operations, including related income taxes associated with the business classified as discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2014	2013	2014	2013
Revenues
Earned insurance premiums	$.3	$1.1	$.1	$.7
Other revenue	—	.1	—	12.3
Total revenues	.3	1.2	.1	13.0
Expenses
Loss and loss adjustment expenses	—	.1	(.7)	7.6
Insurance and reinsurance acquisition expenses	.1	.1	.1	.1
Other underwriting expenses	.8	.4	2.2	.3
Total expenses	.9	.6	1.6	8.0
Pre-tax (loss) income	(.6)	.6	(1.5)	5.0
Income tax benefit (expense)	.3	(.2)	.6	(.2)
Net (loss) income from discontinued operations	(.3)	.4	$(.9)	$4.8
Net gain from sales of discontinued operations	7.0	—	9.7	—
Net income from discontinued operations	$6.7	$.4	$8.8	$4.8

Earnings Per Share
Basic earnings per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities.  Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding. The following table outlines the computation of earnings per share for discontinued operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic and diluted earnings per share numerators (in millions):
Net income attributable to White Mountains’s common shareholders	$6.7	$.4	$8.8	$4.8
Allocation of income for participating unvested restricted common shares(1)	(.1)	—	(.1)	—
Net income attributable to White Mountains’s common shareholders, net of restricted common share amounts (2)	$6.6	$.4	$8.7	$4.8
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	6,091.5	6,176.6	6,140.9	6,208.4
Average unvested restricted common shares(3)	(81.3)	(95.5)	(77.7)	(90.0)
Basic earnings per share denominator	6,010.2	6,081.1	6,063.2	6,118.4
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	6,091.5	6,176.6	6,140.9	6,208.4
Average unvested restricted common shares(3)	(81.3)	(95.5)	(77.7)	(90.0)
Average outstanding dilutive options to acquire common shares(4)	—	—	—	—
Diluted earnings per share denominator	6,010.2	6,081.1	6,063.2	6,118.4
Basic and diluted earnings per share (in dollars):	$1.10	$.06	$1.43	$.78
(1) Restricted shares issued by White Mountains contain dividend participation features, and therefore, are considered participating securities.
(2) Net earnings attributable to White Mountains’s common shareholders, net of restricted share amounts, is equal to undistributed earnings for the three and nine months ended September 30, 2014 and 2013.
(3) Restricted common shares outstanding vest either in equal annual installments or upon a stated date (see Note 13).
(4) The diluted earnings per share denominator for the three and nine months ended September 30, 2014 and 2013 does not include the impact of 125,000 common shares issuable upon exercise of the non-qualified options outstanding as they are anti-dilutive to the calculation.

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

The following summarizes significant legal contingencies, ongoing non-claims related litigation or arbitration as of September 30, 2014:

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
The Court granted an omnibus motion to dismiss the Noteholder Actions in September 2013 and Plaintiffs have filed a notice of appeal. Oral argument is scheduled for November 5, 2014.
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

Note 17. Subsequent Events

Tranzact
On October 10, 2014, White Mountains Insurance Group, Ltd. (“White Mountains”) made a majority investment in Tranzact Holdings, LLC (“Tranzact”), a leading provider of end-to-end, performance-driven customer acquisition solutions to the insurance sector. White Mountains acquired 63.2% of Tranzact for a purchase price of $177.7 million, representing an enterprise value of $281.2 million. Immediately following the closing, Tranzact completed a recapitalization that allowed for the return of $44.2 million in capital to White Mountains.

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
The following discussion also includes three non-GAAP financial measures - adjusted comprehensive income (loss), adjusted book value per share and total adjusted capital - that have been reconciled to their most comparable GAAP financial measures (see page 79). White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’s financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Overview
White Mountains ended the third quarter of 2014 with an adjusted book value per share of $666, a decrease of 0.2% for the quarter and an increase of 3.8% for the first nine months of 2014, including dividends. White Mountains reported adjusted comprehensive loss of $13 million for the third quarter and adjusted comprehensive income of $143 million for the first nine months of 2014, compared to adjusted comprehensive income of $104 million and $212 million for the third quarter and first nine months of 2013. For the third quarter of 2014, good underwriting results principally were offset by $7 per share of foreign currency losses from the strengthening U.S. dollar. Excluding the effects of foreign currency translation, investment returns for the quarter were essentially flat. For the first nine months of 2014, underwriting results and investment results both contributed to the growth in adjusted book value per share, partially offset by $10 per share in foreign currency losses.
OneBeacon’s book value per share was flat for the third quarter and increased 6.7% for the first nine months of 2014, including dividends. OneBeacon’s GAAP combined ratio was 95% for the third quarter of 2014, compared to 96% for the third quarter of 2013, while the GAAP combined ratio was 94% for the first nine months of 2014, compared to 93% for the first nine months of 2013. There were 2 points of unfavorable loss reserve development in both the third quarter and first nine months of 2014 compared to one point of unfavorable loss reserve development in the third quarter and no loss reserve development in the first nine months of 2013.
Sirius Group’s GAAP combined ratio was 79% for the third quarter of 2014 compared to 89% for the third quarter of 2013, while the GAAP combined ratio was 78% for the first nine months of 2014 compared to 83% for the first nine months of 2013. The combined ratios for the 2014 periods benefited from lower catastrophe losses compared to the 2013 periods. The third quarter of 2014 included 6 points ($15 million) of catastrophe losses, including $4 million from hurricane Odile and $4 million from hailstorms in Bulgaria, compared to 14 points ($31 million) of catastrophe losses in the third quarter of last year, primarily from hailstorm losses in Germany. The first nine months of 2014 included 4 points ($29 million) of catastrophe losses compared to 11 points ($68 million) in the first nine months of last year. Favorable loss reserve development was 8 points ($19 million) and 5 points ($35 million) in the third quarter and first nine months of 2014 and was primarily due to reductions in property loss reserves, including reductions for prior period catastrophe losses, compared to 7 points ($15 million) and 4 points ($26 million) in the third quarter and first nine months of 2013.
White Mountains’s total net written premiums increased 11% and 9% to $570 million and $1,708 million in the third quarter and first nine months of 2014, driven by growth at both OneBeacon and Sirius Group. OneBeacon’s net written premiums increased 10% and 15% to $346 million and $953 million in the third quarter and first nine months of 2014, primarily from increases in OneBeacon’s newer businesses, particularly OneBeacon Crop Insurance, OneBeacon Program Group and OneBeacon Surety Group. Excluding the $6 million and $71 million increase in net premiums written for these new businesses, OneBeacon’s premiums increased 9% and 7% for the third quarter and first nine months of 2014. Sirius Group’s net written premiums increased 11% to $218 million in the third quarter of 2014, primarily reflecting increases in the accident and health, other property and aviation lines, somewhat offset by a decrease in property catastrophe excess business. Sirius Group’s net written premiums of $738 million increased slightly in the first nine months of 2014 compared to the first nine months of 2013, as increases in the accident and health, other property and aviation lines were offset by decreases in property catastrophe excess and trade credit business.

White Mountains’s GAAP pre-tax total return on invested assets was -1.0% and 1.6% for the third quarter and first nine months of 2014, which included 1.1% and 1.2% of foreign currency losses, compared to 1.9% and 2.5% for the third quarter and first nine months of 2013, which included 0.6% and 0.0% of foreign currency gains. White Mountains’s short-duration fixed income portfolio returned -0.9% in U.S. dollars (0.3% in local currencies) in the third quarter of 2014 and 0.7% in U.S. dollars (2.2% in local currencies) for the first nine months of 2014, lagging the longer duration Barclay's Intermediate Aggregate Bond Index of 0.0% and 2.9% for the comparable periods.  White Mountains’s value-oriented equity portfolio returned -1.4% and 4.9% for the third quarter and first nine months of 2014, lagging the S&P 500 Index return of 1.1% and 8.3% for the comparable periods.
During the first nine months of 2014, White Mountains completed the acquisitions of four insurance marketing/technology service businesses: (i) QuoteLab, an advertising technology company focused on the insurance industry, (ii) Wobi, an Israeli online personal lines price comparison business, (iii) SSRM, the attorney-in-fact for Star & Shield Insurance Exchange, a Florida-domiciled reciprocal insurance exchange providing private passenger auto insurance to members of the public safety community and their families, and (iv) durchblicker.at, Austria’s first independent price comparison portal for insurance, gas/electricity and financial services.
In October 2014, White Mountains purchased 63% of Tranzact Holdings LLC (“Tranzact”), a leading provider of end-to-end customer acquisition solutions to the insurance sector, for a purchase price of $178 million. Immediately after the closing, Tranzact completed a recapitalization that allowed for the return of $44 million to White Mountains. Additionally, in June 2014, White Mountains committed $21 million to fund a 50/50 joint venture with DavidShield for the development, marketing and distribution of PassportCard travel insurance. The transaction with DavidShield is expected to close in the fourth quarter of 2014, subject to regulatory approvals. See “Other Operations” on page 60.

Adjusted Book Value Per Share
The following table presents White Mountains’s adjusted book value per share and reconciles this non-GAAP measure to the most comparable GAAP measure. (See NON-GAAP FINANCIAL MEASURES on page 79).

	September 30, 2014	June 30, 2014	December 31, 2013	September 30, 2013
Book value per share numerators (in millions):
White Mountains’s common shareholders’ equity	$4,010.1	$4,105.5	$3,905.5	$3,790.0
Equity in net unrealized losses (gains) from Symetra’s fixed maturity portfolio, net of applicable taxes	(19.1)	(29.0)	40.4	23.5
Adjusted book value per share numerator (1)	$3,991.0	$4,076.5	$3,945.9	$3,813.5
Book value per share denominators (in thousands of shares):
Common shares outstanding	6,028.3	6,150.5	6,176.7	6,176.7
Unearned restricted shares	(31.7)	(38.1)	(33.0)	(41.2)
Adjusted book value per share denominator (1)	5,996.6	6,112.4	6,143.7	6,135.5
Book value per share (2)	$665.22	$667.51	$632.30	$613.60
Adjusted book value per share (2)	$665.55	$666.92	$642.27	$621.56
(1) Excludes out of-the-money stock options.
(2) During the first quarter and first nine months of both 2014 and 2013, White Mountains declared and paid a dividend of $1.00 per common share.

Review of Consolidated Results

White Mountains’s consolidated financial results for the three and nine months ended September 30, 2014 and 2013 follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2014	2013	2014	2013
Gross written premiums	$636.2	$570.7	$2,009.4	$1,831.7
Net written premiums	$569.8	$513.3	$1,707.8	$1,569.9
Revenues
Earned insurance and reinsurance premiums	$538.6	$500.4	$1,535.6	$1,493.3
Net investment income	24.7	27.3	78.1	84.5
Net realized and unrealized investment gains	20.8	28.2	198.5	66.1
Other revenue — foreign currency translation (losses) gains	(22.7)	16.8	(42.9)	3.4
Other revenue — Symetra warrants	—	—	—	10.8
Other revenue — other	28.0	1.4	51.2	32.7
Total revenues	589.4	574.1	1,820.5	1,690.8
Expenses
Losses and LAE	289.1	278.3	801.1	797.2
Insurance and reinsurance acquisition expenses	105.3	106.7	299.3	281.0
Other underwriting expenses	81.0	80.4	244.3	244.0
General and administrative expenses	69.2	41.3	189.4	124.0
Accretion of fair value adjustment to loss and LAE reserves	.1	.2	.5	1.5
Interest expense	10.3	11.9	30.4	32.4
Total expenses	555.0	518.8	1,565.0	1,480.1
Pre-tax income from continuing operations	34.4	55.3	255.5	210.7
Income tax expense	(7.8)	(8.2)	(62.0)	(49.2)
Net income from continuing operations	26.6	47.1	193.5	161.5
Net income from discontinued operations, net of tax	6.7	.4	8.8	4.8
Equity in earnings of unconsolidated affiliates, net of tax	7.0	8.6	33.3	24.9
Net income	40.3	56.1	235.6	191.2
Net loss attributable to non-controlling interests	11.2	1.1	7.1	12.7
Net income attributable to White Mountains’s common shareholders	51.5	57.2	242.7	203.9
Other comprehensive (loss) income, net of tax	(74.2)	39.4	(40.5)	(72.8)
Comprehensive (loss) income	(22.7)	96.6	202.2	131.1
Comprehensive loss (income) attributable to non-controlling interests	.1	(.1)	.1	(.1)
Comprehensive (loss) income attributable to White Mountains’s common shareholders	(22.6)	96.5	202.3	131.0
Change in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of tax	9.9	7.2	(59.5)	81.2
Adjusted comprehensive (loss) income	$(12.7)	$103.7	$142.8	$212.2

Consolidated Results - Three Months Ended September 30, 2014 versus Three Months Ended September 30, 2013
White Mountains’s total revenues increased 3% to $589 million in the third quarter of 2014, as increases from earned insurance and reinsurance premiums and an increase in other revenues from QuoteLab, which was acquired in the first quarter of 2014, were partially offset by an increase in foreign currency translation losses reported in other revenues.  Earned insurance and reinsurance premiums increased 8%, with both OneBeacon and Sirius Group up over the third quarter of 2013. Net investment income decreased 10% in the third quarter, due to a lower fixed maturity asset base invested at lower average coupon rates.  Net realized and unrealized investment gains were $21 million in the third quarter of 2014, which included $46 million of net realized and unrealized foreign currency gains on investments, compared to $28 million of net realized and unrealized investment gains in the third quarter of 2013, which included $35 million of net realized and unrealized foreign currency losses. Net realized and unrealized foreign currency gains (losses) on investments are primarily related to GAAP foreign currency translation and are mostly offset in comprehensive net income and adjusted book value per share by (losses) gains recognized in other comprehensive income (see “Foreign Currency Translation” on page 65).  Other revenue decreased to $5 million in the third quarter of 2014 from $18 million in the third quarter of 2013. The third quarter of 2014 included $23 million in foreign currency translation losses compared to $17 million of foreign currency translation gains in the third quarter of 2013. Other revenue in the third quarter of 2014 also included $24 million from QuoteLab, which was acquired by White Mountains during the first quarter of 2014, while other revenue in the third quarter of 2013 included $4 million from the extension of the transition service agreement for services provided by OneBeacon on business sold to the Tower Group, Inc. (“Tower”) in the personal lines transaction in 2010.

White Mountains’s total expenses increased 7% to $555 million in the third quarter of 2014.  Losses and LAE increased 4% in the third quarter of 2014, which was lower than the 8% increase in earned insurance and reinsurance premiums in the quarter primarily due to lower catastrophe losses at Sirius Group, while insurance and reinsurance acquisition expenses and other underwriting expenses were relatively flat for the third quarter of 2014, reflecting improved expense ratios at both OneBeacon and Sirius Group (see “Summary of Operations by Segment” below). General and administrative expenses in the third quarter of 2014 included $22 million from QuoteLab, which was acquired by White Mountains during the first quarter of 2014.
White Mountains’s income tax expense for the third quarter of 2014 and 2013 represented effective tax rates of 22.7% and 14.8%. The effective tax rate for the third quarter of 2014 and 2013 was lower than the U.S. statutory rate of 35% due primarily to income generated in jurisdictions with lower tax rates than the United States. In addition, the effective rate for the third quarter of 2013 reflects the $7 million release of a deferred tax valuation allowance at OneBeacon related to the restructuring of a surplus note issued to a consolidated insurance reciprocal exchange.

Consolidated Results - Nine Months Ended September 30, 2014 versus Nine Months Ended September 30, 2013
White Mountains’s total revenues increased 8% to $1,821 million in the first nine months of 2014, which was driven by an increase in net unrealized gains from the investment portfolio.  Earned insurance and reinsurance premiums increased 3%, with both OneBeacon and Sirius Group up over the first nine months of 2013. Net investment income was down 8% to $78 million, due to a lower fixed maturity asset base invested at lower average coupon rates. White Mountains reported net realized and unrealized investment gains of $199 million in the first nine months of 2014, which included $90 million of net realized and unrealized foreign currency gains on investments, compared to $66 million of net realized and unrealized investment gains in the first nine months of 2013, which included $9 million of net realized and unrealized foreign currency losses. Net realized and unrealized foreign currency gains (losses) on investments are primarily related to GAAP foreign currency translation and are mostly offset in comprehensive net income and adjusted book value per share by (losses) gains recognized in other comprehensive income (see “Foreign Currency Translation” on page 65).  Other revenue decreased to $8 million in the first nine months of 2014 from $47 million in the first nine months of 2013. The first nine months of 2014 included $43 million in foreign currency translation losses compared to $3 million of foreign currency translation gains in the first nine months of 2013. Other revenue in the first nine months of 2014 included $44 million from QuoteLab. Other revenue in the first nine months of 2013 included $4 million from the extension of the transition service agreement for services provided by OneBeacon on business sold to Tower in the personal lines transaction in 2010, a $23 million gain on OneBeacon's sale of Essentia and a $7 million gain on WM Solutions's acquisition of Ashmere. In addition, the first nine months of 2013 included $11 million of mark-to-market gains on the Symetra warrants, which were exercised in the June 2013.
White Mountains’s total expenses increased 6% to $1,565 million in the first nine months of 2014.  Losses and LAE, insurance and reinsurance acquisition expenses and other underwriting expenses were all essentially flat in the first nine months of 2013 as an increase in the loss ratio at OneBeacon was substantially offset by a decrease in the loss ratio at Sirius Group, while a decrease in the expense ratio at OneBeacon was essentially offset by an increase in the expense ratio at Sirius Group (see “Summary of Operations by Segment” below). General and administrative expenses in the first nine months of 2014 included $40 million from QuoteLab.
White Mountains’s income tax expense for the first nine months of 2014 and 2013 represented effective tax rates of 24.3% and 23.4%. The effective tax rate for the first nine months of 2014 and 2013 was lower than the U.S. statutory rate of 35% due primarily to income generated in jurisdictions with lower tax rates than the United States.

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

OneBeacon

Financial results and GAAP ratios for OneBeacon for the three and nine months ended September 30, 2014 and 2013 follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2014	2013	2014	2013
Gross written premiums	$365.3	$331.4	$1,028.7	$876.5
Net written premiums	$345.6	$314.1	$952.6	$826.1

Earned insurance and reinsurance premiums	$305.4	$278.9	$872.8	$846.2
Net investment income	10.4	10.1	32.1	30.9
Net realized and unrealized investment (losses) gains	(16.0)	17.0	24.8	19.9
Other revenue	1.3	5.5	3.3	30.1
Total revenues	301.1	311.5	933.0	927.1
Losses and LAE	185.2	167.8	520.7	473.7
Insurance and reinsurance acquisition expenses	54.6	53.6	150.9	160.9
Other underwriting expenses	51.2	46.8	152.3	150.7
General and administrative expenses	2.4	4.1	9.3	11.0
Interest expense	3.2	3.3	9.7	9.8
Total expenses	296.6	275.6	842.9	806.1
Pre-tax income	$4.5	$35.9	$90.1	$121.0

GAAP ratios:
Losses and LAE	61%	60%	60%	56%
Expense	34%	36%	34%	37%
Combined	95%	96%	94%	93%

The following table presents OneBeacon’s book value per share:

(Millions, except per share amounts)	September 30, 2014	June 30, 2014	December 31, 2013	September 30, 2013
OneBeacon book value per share:
OneBeacon's common shareholders’ equity	$1,115.6	$1,136.0	$1,104.3	$1,062.1
OneBeacon common shares outstanding	95.3	95.3	95.4	95.4
OneBeacon book value per common share (1)	$11.71	$11.92	$11.58	$11.13
(1) OneBeacon declared and paid a regular quarterly dividend of $0.21 per common share in each of the first three quarters of 2014 and in each quarter during 2013.

OneBeacon ended the third quarter of 2014 with a book value per share of $11.71, which was flat for the quarter and an increase of 6.7% for the first nine months of 2014, including dividends.

OneBeacon Results—Three Months Ended September 30, 2014 versus Three Months Ended September 30, 2013
OneBeacon's GAAP combined ratio was 95% for the third quarter of 2014 compared to 96% for the third quarter of 2013. The decrease in the combined ratio was primarily driven by a 2 point reduction in the expense ratio, partially offset by a one point increase in the loss ratio, which included the adverse impact of declining corn prices on the Crop business. The third quarter of 2014 included 2 points ($7 million) of net unfavorable loss reserve development, driven by unfavorable development in professional liability, management liability and financial services businesses included within OneBeacon Professional Insurance (“OBPI”), in OneBeacon Accident and in the inland marine business within International Marine Underwriters (“IMU”), partially offset by favorable development in the healthcare business within OBPI and in OneBeacon Technology. This compared to net unfavorable loss reserve development of 1 point ($4 million) for the third quarter of 2013. The third quarter of 2014 included 2 points ($5 million) of catastrophe losses, primarily related to wind and thunderstorms in the central and eastern United States, compared to 1 point ($4 million) of catastrophe losses for the third quarter of 2013.
OneBeacon’s net written premiums increased 10% in the third quarter of 2014 to $346 million. Excluding the $6 million increase in net premiums written by newer businesses, particularly OneBeacon Crop Insurance, OneBeacon Program Group and OneBeacon Surety Group, premiums increased 9% for the third quarter of 2014 compared to the third quarter of 2013.

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
OneBeacon’s net combined ratio was higher than the gross combined ratio by less than one point for the third quarter of 2014 and and 3 points for the third quarter of 2013. In both periods, the net combined ratio was higher than the gross combined ratio as a result of the cost of the reinsurance programs more than offsetting the benefits from ceded losses.

OneBeacon Results—Nine Months Ended September 30, 2014 versus Nine Months Ended September 30, 2013
OneBeacon's GAAP combined ratio was 94% for the first nine months of 2014 compared to 93% for the first nine months of 2013. The increase was primarily driven by a 4 point increase in the loss ratio, due primarily to a large loss (2 points) in the Specialty Property line and a 2 point increase in unfavorable loss reserve development, partially offset by a 3 point improvement in the expense ratio, driven by lower litigation expense. The loss ratio for the first nine months of 2014 included 2 points ($14 million) of net unfavorable loss reserve development, driven by unfavorable development in professional liability and management liability businesses included within OBPI, in OneBeacon Accident and in the inland marine business within IMU, partially offset by favorable development in the healthcare business within OBPI, in OneBeacon Specialty Property and in the ocean marine business within IMU. This compared to no net loss reserve development for the first nine months of 2013. Catastrophe losses contributed 1 point to OneBeacon's GAAP combined ratio in the first nine months of both 2014 and 2013.
OneBeacon’s net written premiums increased 15% in the first nine months of 2014 to $953 million, primarily from increases from its newer businesses, particularly OneBeacon Crop Insurance, OneBeacon Program Group and OneBeacon Surety Group. Excluding the $71 million increase in net premiums written by these new businesses, net written premiums increased 7% for the first nine months of 2014.
Reinsurance protection.  OneBeacon’s net combined ratio was higher than the gross combined ratio by 3 points for both the first nine months of 2014 and the first nine months of 2013. In both periods, the net combined ratio was higher than the gross combined ratio as a result of the cost of the reinsurance programs more than offsetting the benefits from ceded losses.

Runoff Transaction
In October 2012, OneBeacon entered into a definitive agreement with Trebuchet US Holdings, Inc., a wholly-owned subsidiary of Armour Group Holdings Limited (together with Trebuchet, “Armour”), to sell its Runoff Business. The Pennsylvania Insurance Department is currently conducting its regulatory review of the Runoff Transaction, which included a public hearing on July 23, 2014. Subsequent to the public hearing, the Pennsylvania Insurance Department re-opened the public comment period, which expired October 17, 2014. During the second quarter of 2014, OneBeacon amended the Runoff SPA, primarily to increase the cap on seller financing by $7 million to $81 million, as well as to extend the termination date to December 31, 2014. Consistent with the proposed closing balance sheet, pro forma as of June 30, 2014, OneBeacon expects to provide seller financing at closing in the form of surplus notes with an estimated par value of $81 million. OneBeacon expects the Runoff Transaction to close in the fourth quarter of 2014. See Note 15 — “Discontinued Operations” for more details regarding the Runoff Transaction.

Sirius Group

Financial results and GAAP combined ratios for Sirius Group for the three and nine months ended September 30, 2014 and 2013 follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2014	2013	2014	2013
Gross written premiums	$260.6	$236.4	$951.9	$947.0
Net written premiums	$217.9	$196.3	$738.4	$735.6

Earned insurance and reinsurance premiums	$231.4	$221.4	$656.5	$646.9
Net investment income	9.8	13.5	30.3	38.0
Net realized and unrealized investment gains (losses)	49.1	(24.7)	135.6	(4.9)
Other revenue—foreign currency translation (losses) gains	(22.7)	16.8	(42.9)	3.4
Other revenue	(.1)	—	(4.4)	7.9
Total revenues	267.5	227.0	775.1	691.3
Losses and LAE	103.6	110.5	273.8	323.5
Insurance and reinsurance acquisition expenses	50.1	52.5	146.3	119.0
Other underwriting expenses	29.7	33.5	91.7	93.0
General and administrative expenses	6.2	7.3	21.1	21.5
Accretion of fair value adjustment to loss and LAE reserves	.1	.2	.5	1.5
Interest expense	6.6	6.6	19.8	19.7
Total expenses	196.3	210.6	553.2	578.2
Pre-tax income	$71.2	$16.4	$221.9	$113.1

GAAP ratios:
Losses and LAE	45%	50%	42%	50%
Expense	34%	39%	36%	33%
Combined	79%	89%	78%	83%

Sirius Group Results—Three Months Ended September 30, 2014 versus Three Months Ended September 30, 2013
Sirius Group’s GAAP combined ratio was 79% for the third quarter of 2014 compared to 89% for third quarter of 2013. The third quarter of 2014 benefited from lower catastrophe losses compared to the prior year period. The third quarter of 2014 included 6 points ($15 million) of catastrophe losses, including $4 million from hurricane Odile and $4 million from hailstorms in Bulgaria, compared to 14 points ($31 million) of catastrophe losses in the third quarter of 2013, primarily due to $18 million of hail storm losses in Germany and $6 million of flood losses in India. Favorable loss reserve development was 8 points ($19 million) in the third quarter of 2014, primarily due to decreases in property loss reserves, including reductions for prior period catastrophe losses, in addition to decreases in aviation and accident and health loss reserves. Favorable loss reserve development was 7 points ($15 million) in the third quarter of 2013, primarily due to reductions in property loss reserves from recent underwriting years.
Sirius Group’s gross written premiums increased 10% to $261 million, while net written premiums increased 11% to $218 million for the third quarter of 2014 compared to the third quarter of 2013. Increases in the accident and health, other property and aviation lines were somewhat offset by a decrease in the property catastrophe excess and trade credit lines.  Net earned premiums increased 5% for the third quarter of 2014 to $231 million due to increases in other property and accident and health premiums.
Sirius Group recorded $23 million of foreign currency translation losses in the third quarter of 2014 compared to $17 million of foreign currency translation gains in the third quarter of 2013 (See “Foreign Currency Translation” on page 65).
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

Sirius Group’s net combined ratio was 1 point lower than the gross combined ratio for the third quarter of 2014 and was 4 points lower than the gross combined ratio for the third quarter of 2013.  For the third quarter of 2014, the net combined ratio was lower than the gross combined ratio because ceded loss recoveries in the aviation and accident and health lines more than offset the cost of Sirius Group’s reinsurance protection programs. For the third quarter of 2013, the lower net combined ratio was primarily due to the ceded loss recoveries on hail storm losses in Germany.

Sirius Group Results—Nine Months Ended September 30, 2014 versus Nine Months Ended September 30, 2013
Sirius Group’s GAAP combined ratio was 78% for the first nine months of 2014 compared to 83% for first nine months of 2013. The first nine months of 2014 benefited from lower catastrophe losses and higher favorable loss reserve development compared to the first nine months of 2013, while the first nine months of 2013 benefited from 2 points of higher profit commissions due to Sirius Group on European property retrocessional treaties. The combined ratio for the first nine months of 2014 included 4 points ($29 million) of catastrophe losses, primarily due to $7 million of storm and flood losses in Europe, $7 million from hailstorms in Europe and $4 million of losses from hurricane Odile, compared to 11 points ($68 million) of catastrophe losses in the first nine months of 2013, mainly due to $31 million of flood losses in Central Europe, $18 million of hail storm losses in Germany, $6 million of flood losses in India and $5 million of tornado losses in the Midwestern United States. Favorable loss reserve development was 5 points ($35 million) in the first nine months of 2014 primarily due to decreases in property loss reserves, including reductions for prior period catastrophe losses, in addition to decreases in aviation, accident and health and trade credit loss reserves. Favorable loss reserve development was 4 points ($26 million) in the first nine months of 2013 primarily due to reductions in property loss reserves, including reductions in loss reserves for the Japan earthquake.
Sirius Group’s gross written premiums increased 1% to $952 million, while net written premiums increased less than 1% to $738 million for the first nine months of 2014 compared to the first nine months of 2013. Increases in the accident and health, other property and aviation lines were mostly offset by a decrease in the property catastrophe excess line.  Net earned premiums increased 2% as compared to the prior period.
In the first nine months of 2014, Sirius Group’s other revenue was a loss of $4 million, which was primarily due to a $6 million mark-to-market loss on the interest rate cap associated with the SIG Preference Shares, somewhat offset by a $1 million gain on the sale of Citation as a “shell company.” In the first nine months of 2013, Sirius Group’s other revenue included a gain of $7 million from WM Solutions's acquisition of Ashmere. Additionally, Sirius Group recorded $43 million of foreign currency translation losses in the first nine months of 2014 compared to $3 million of foreign currency translation gains in the first nine months of 2013 (See “Foreign Currency Translation” on page 65).
Sirius Group’s insurance and reinsurance acquisition expenses increased $27 million in the first nine months of 2014, as the first nine months of 2013 included the benefit from $19 million of profit commissions accrued by Sirius Group on ceded European property treaties, compared to $5 million in the first nine months of 2014. In addition, in the first nine months of 2014, additional profit commissions of $5 million were due from Sirius Group for prior accident year treaties as a result of favorable loss reserve development. Sirius Group is also experiencing higher acquisition expenses on certain treaty renewals due to overall market conditions. Sirius Group’s other underwriting expenses were down slightly in the first nine months of 2014, primarily due to lower professional fees related to Lloyds 1945.
Reinsurance protection. Sirius Group’s net combined ratio was 1 point lower than the gross combined ratio for the first nine months of 2014 and equaled the gross combined ratio for the first nine months of 2013.  For the first nine months of 2014, the net combined ratio was lower than the gross combined ratio because ceded loss recoveries in the accident and health line more than offset the cost of Sirius Group’s reinsurance protection programs. For the first nine months of 2013, the net and gross combined ratios were the same as the cost of property retrocessions was offset by loss recoveries on hail storms in Germany and ceded profit commissions.

HG Global/BAM

The following table presents the components of pre-tax income included in White Mountains’s HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$4.2	$—	$4.2
Assumed (ceded) written premiums	3.1	(3.1)	—	—
Net written premiums	$3.1	$1.1	$—	$4.2

Earned insurance and reinsurance premiums	$.4	$.1	$—	$.5
Net investment income	.4	1.4	—	1.8
Net investment income - BAM Surplus Notes	3.9	—	(3.9)	—
Net realized and unrealized investment losses	(.5)	(1.4)	—	(1.9)
Other revenue	—	.2	—	.2
Total revenues	4.2	.3	(3.9)	.6
Insurance and reinsurance acquisition expenses	—	.5	—	.5
Other underwriting expenses	—	.1	—	.1
General and administrative expenses	.4	8.9	—	9.3
Interest expense—BAM surplus notes	—	3.9	(3.9)	—
Total expenses	.4	13.4	(3.9)	9.9
Pre-tax income (loss)	$3.8	$(13.1)	$—	$(9.3)

	Three Months Ended September 30, 2013
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$2.9	$—	$2.9
Assumed (ceded) written premiums	2.3	(2.3)	—	—
Net written premiums	$2.3	$.6	$—	$2.9

Earned insurance and reinsurance premiums	$.1	$—	$—	$.1
Net investment income	.2	1.1	—	1.3
Net investment income—BAM Surplus Notes	10.1	—	(10.1)	—
Net realized and unrealized investment gains	.5	2.4	—	2.9
Other revenue	—	.2	—	.2
Total revenues	10.9	3.7	(10.1)	4.5
Insurance and reinsurance acquisition expenses	.1	.5	—	.6
Other underwriting expenses	—	.1	—	.1
General and administrative expenses	.3	8.1	—	8.4
Interest expense—BAM surplus notes	—	10.1	(10.1)	—
Total expenses	.4	18.8	(10.1)	9.1
Pre-tax income (loss)	$10.5	$(15.1)	$—	$(4.6)

	Nine Months Ended September 30, 2014
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$11.4	$—	$11.4
Assumed (ceded) written premiums	8.7	(8.7)	—	—
Net written premiums	$8.7	$2.7	$—	$11.4

Earned insurance and reinsurance premiums	$.9	$.3	$—	$1.2
Net investment income	1.0	4.2	—	5.2
Net investment income - BAM Surplus Notes	11.8	—	(11.8)	—
Net realized and unrealized investment gains	1.1	5.4	—	6.5
Other revenue	—	.5	—	.5
Total revenues	14.8	10.4	(11.8)	13.4
Insurance and reinsurance acquisition expenses	.2	1.4	—	1.6
Other underwriting expenses	—	.3	—	.3
General and administrative expenses	1.2	26.6	—	27.8
Interest expense—BAM surplus notes	—	11.8	(11.8)	—
Total expenses	1.4	40.1	(11.8)	29.7
Pre-tax income (loss)	$13.4	$(29.7)	$—	$(16.3)

	Nine Months Ended September 30, 2013
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$8.2	$—	$8.2
Assumed (ceded) written premiums	6.4	(6.4)	—	—
Net written premiums	$6.4	$1.8	$—	$8.2

Earned insurance and reinsurance premiums	$.2	$—	$—	$.2
Net investment income	.7	3.3	—	4.0
Net investment income—BAM Surplus Notes	30.2	—	(30.2)	—
Net realized and unrealized investment losses	(1.7)	(8.1)	—	(9.8)
Other revenue	—	.3	—	.3
Total revenues	29.4	(4.5)	(30.2)	(5.3)
Insurance and reinsurance acquisition expenses	.1	1.0	—	1.1
Other underwriting expenses	—	.3	—	.3
General and administrative expenses	1.1	24.2	—	25.3
Interest expense—BAM surplus notes	—	30.2	(30.2)	—
Total expenses	1.2	55.7	(30.2)	26.7
Pre-tax income (loss)	$28.2	$(60.2)	$—	$(32.0)

HG Global/BAM Results—Three Months Ended September 30, 2014 versus Three Months Ended September 30, 2013
In the third quarter of 2014, BAM insured $1.9 billion of municipal bonds, $1.8 billion of which were in the primary market, up more than 60% from the third quarter of 2013. As of September 30, 2014, BAM’s total claims paying resources were approximately $581 million on total insured par (including policies priced but not yet closed) of $10.3 billion.
HG Global reported pre-tax income of $4 million in the third quarter of 2014, which was driven by $4 million of interest income on the BAM Surplus Notes, compared to $11 million in the third quarter of 2013, which was driven by $10 million of interest income on the BAM Surplus Notes. The decrease in interest income on the BAM Surplus Notes was due to a change in interest rate. (See LIQUIDITY AND CAPITAL RESOURCES, HG Global/BAM, on page 71.)
White Mountains reported $13 million of pre-tax losses on BAM in the third quarter of 2014, driven by $4 million of interest expense on the BAM Surplus Notes and $9 million of operating expenses, compared to $15 million in pre-tax losses in the third quarter of 2013, driven by $10 million of interest expense on the BAM Surplus Notes and $8 million of operating expenses, partially offset by $2 million of net realized and unrealized investment gains. BAM’s affairs are managed on a statutory accounting basis, and it does not report stand-alone GAAP financial results. BAM’s statutory net loss was $8 million in both the third quarter of 2014 and 2013. As a mutual insurance company that is owned by its members, BAM’s results do not affect White Mountains’s adjusted book value per share. However, White Mountains is required to consolidate BAM’s results in its GAAP financial statements and its results are attributed to non-controlling interests.

HG Global/BAM Results—Nine Months Ended September 30, 2014 versus Nine Months Ended September 30, 2013
In the first nine months of 2014, BAM insured $5.6 billion of municipal bonds, $5.2 billion of which were in the primary market, up more than 65% from the first nine months of 2013.
HG Global reported pre-tax income of $13 million in the first nine months of 2014, which was driven by $12 million of interest income on the BAM Surplus Notes, compared to $28 million in the first nine months 2013, which was driven by $30 million of interest income on the BAM Surplus Notes. The decrease in interest income on the BAM Surplus Notes was due to a change in interest rate. (See LIQUIDITY AND CAPITAL RESOURCES, HG Global/BAM, on page 71.)
White Mountains reported $30 million of pre-tax losses on BAM in the first nine months of 2014, driven by $12 million of interest expense on the BAM Surplus Notes and $27 million of operating expenses, partially offset by $5 million of net realized and unrealized investment gains, compared to $60 million in pre-tax losses in the first nine months of 2013, driven by $30 million of interest expense on the BAM Surplus Notes, $24 million of operating expenses and $8 million of net realized and unrealized investment losses. BAM’s affairs are managed on a statutory accounting basis, and it does not report stand-alone GAAP financial results. BAM’s statutory net loss was $24 million in the first nine months of 2014 and $23 million in the first nine months of 2013.

The following table presents amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’s consolidated balance sheet as of September 30, 2014:

	As of September 30, 2014
Millions	HG Global	BAM	Eliminations	Total
Assets
Fixed maturity investments	$114.0	$445.2	$—	$559.2
Short-term investments	3.6	37.8	—	41.4
Total investments	117.6	483.0	—	600.6
Cash	.3	4.0	—	4.3
BAM Surplus Notes	503.0	—	(503.0)	—
Accrued interest receivable on BAM Surplus Notes	70.4	—	(70.4)	—
Other assets	5.0	16.5	(.5)	21.0
Total assets	$696.3	$503.5	$(573.9)	$625.9

Liabilities
BAM Surplus Notes(1)	$—	$503.0	$(503.0)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	70.4	(70.4)	—
Preferred dividends payable to White Mountains’s subsidiaries(3)	83.2	—	—	83.2
Preferred dividends payable to non-controlling interests	2.5	—	—	2.5
Other liabilities	21.6	44.4	(.5)	65.5
Total liabilities	107.3	617.8	(573.9)	151.2

Equity
White Mountains’s common shareholders’ equity	571.0	—	—	571.0
Non-controlling interests	18.0	(114.3)	—	(96.3)
Total equity	589.0	(114.3)	—	474.7
Total liabilities and equity	$696.3	$503.5	$(573.9)	$625.9

(1)	Under GAAP, the BAM Surplus Notes are classified as debt by the issuer. Under U.S. Statutory accounting, they are classified as Surplus.

(2)
Under GAAP, interest accrues daily on the BAM Surplus Notes. Under U.S. Statutory accounting, interest is not accrued on the BAM Surplus Notes until it has been approved for payment by insurance regulators.

(3)	Dividends on HG Global preferred shares payable to White Mountains's subsidiaries are eliminated in White Mountains's consolidated financial statements.

The following table presents the gross par value of policies priced and closed by BAM for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2014	2013	2014	2013
Gross par value of primary market policies priced	$1,761.3	$1,086.2	$5,209.8	$3,215.1
Gross par value of secondary market policies priced	125.7	80.9	381.0	174.0
Total gross par value of market policies priced	1,887.0	1,167.1	5,590.8	3,389.1

Less: Gross par value of policies priced yet to close	(335.1)	(276.3)	(335.1)	(276.3)
Gross par value of policies closed that were previously priced	691.3	124.8	97.5	3.3
Total gross par value of market policies closed	$2,243.2	$1,015.6	$5,353.2	$3,116.1

The following table presents BAM’s total claims paying resources as of September 30, 2014:

Millions	As of September 30, 2014	As of December 31, 2013
Policyholders’ surplus	$454.2	$469.0
Contingency reserve	3.5	1.1
Qualified statutory capital	457.7	470.1
Net unearned premiums	5.3	3.0
Present value of future installment premiums	1.4	—
Collateral trusts	116.9	105.4
Claims paying resources	$581.3	$578.5

Other Operations

A summary of White Mountains’s financial results from its Other Operations segment for the three and nine months ended September 30, 2014 and 2013 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2014	2013	2014	2013
Earned insurance and reinsurance premiums	$1.3	$—	$5.1	$—
Net investment income	2.7	2.4	10.5	11.6
Net realized and unrealized investment (losses) gains	(10.4)	33.0	31.6	60.9
Other revenue—Symetra warrants	—	—	—	10.8
Other revenue—QuoteLab	23.6	—	43.9	—
Other revenue	3.0	(4.3)	7.9	(5.6)
Total revenues	20.2	31.1	99.0	77.7
Loss and loss adjustment expenses	.3	—	6.6	—
Insurance and reinsurance acquisition expenses	.1	—	.5	—
Other underwriting expenses	—	—	—	—
General and administrative expenses	29.4	21.5	90.9	66.2
General and administrative expenses—QuoteLab	21.9	—	40.3	—
Interest expense	.5	2.0	.9	2.9
Total expenses	52.2	23.5	139.2	69.1
Pre-tax (loss) income	$(32.0)	$7.6	$(40.2)	$8.6

Recent Acquisitions
White Mountains recently made investments in several insurance service businesses that are summarized below.

durchblicker.at
In July 2014, White Mountains acquired approximately 45% of the outstanding common shares of durchblicker.at, Austria's first independent price comparison portal for insurance, gas/electricity and financial services, for EUR 9 million (approximately $12 million based upon the foreign exchange spot rate at the date of acquisition).

QuoteLab
On March 14, 2014, White Mountains acquired 60% of the outstanding Class A common units of QuoteLab. As of September 30, 2014, White Mountains owned 58.4% of the equity of QuoteLab. QuoteLab is an advertising technology company that operates a transparent online advertising exchange that facilitates transactions between buyers and sellers of insurance media, including advertising inventory on QuoteLab's owned and operated websites. White Mountains paid an initial purchase price of $28 million and will pay additional consideration to the sellers equal to 62.5% of the 2015 gross profit in excess of the 2013 gross profit.

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

Tranzact
In October 2014, White Mountains purchased 63% of Tranzact, a leading provider of end-to-end customer acquisition solutions to the insurance sector, for a purchase price of $178 million. Immediately after the closing, Tranzact completed a recapitalization that allowed for the return of $44 million to White Mountains.

PassportCard
In June 2014, White Mountains committed $21 million to fund a 50/50 joint venture with DavidShield for the development, marketing and distribution of PassportCard travel insurance. The transaction is expected to close in the fourth quarter of 2014, subject to regulatory approvals.

Other Operations Results—Three and Nine Months Ended September 30, 2014 versus Three and Nine Months Ended September 30, 2013
White Mountains’s Other Operations segment reported pre-tax losses of $32 million and $40 million in the third quarter and first nine months of 2014, compared to pre-tax income of $8 million and $9 million in the third quarter and first nine months of 2013. The results for White Mountains’s Other Operations segment for both periods were primarily driven by the results of investment assets contained within the segment. White Mountains’s Other Operations segment reported net realized and unrealized investment losses of $10 million and gains of $32 million in the third quarter and first nine months of 2014 compared to net realized and unrealized investment gains of $33 million and $61 million in the third quarter and first nine months of 2013. (See Summary of Investment Results on page 62.) Other revenue in the first nine months of 2013 included $11 million of mark-to-market gains on the Symetra warrants prior to their exercise in the second quarter of 2013. (See Investment in Symetra Common Shares on page 65.)

General and administrative expenses increased 37% in both the third quarter and first nine months of 2014, primarily due to expenses related to White Mountains’s newly acquired insurance service businesses, which are substantially offset in pre-tax income by other revenues. In addition, the first nine months of 2013 included a $9 million reduction in general and administrative expenses related to an adjustment to the fair value of variable annuity death benefit expenses at WM Life Re, which was mostly offset in other revenues by a component of the change in the fair value of WM Life Re's derivative assets and liabilities. WM Life Re reported losses of $3 million and $5 million in the third quarter and first nine months of 2014 compared to $7 million and $16 million of losses in the third quarter and first nine months of last year. (See Note 8 — “Derivatives” for a summary of WM Life Re's results.)
White Mountains’s Other Operations segment reported $1 million and $11 million of GAAP pre-tax losses relating to SSIE in the third quarter and first nine months of 2014, which included $2 million of unfavorable loss reserve development reported in the second quarter, as well as a $3 million goodwill impairment charge reported in the first nine months of 2014. As a reciprocal insurance exchange that is owned by its policyholders, SSIE's results are attributed to non-controlling interests and do not affect White Mountains’s adjusted book value per share.

Discontinued Operations
In the third quarter of 2014, White Mountains’s Other Operations segment reported a $14.0 million gain through discontinued operations for a payment from Allianz, the purchaser of Fireman’s Fund Insurance Company (“FFIC”), White Mountains’s former subsidiary, related to the utilization of alternative minimum tax credits associated with the tax loss on the sale of FFIC in 1991. See Note 15 — “Discontinued Operations”.

II. Summary of Investment Results

For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a better comparison to benchmark returns, while all dollar amounts are presented net of any management fees and trading expenses.  A summary of White Mountains’s consolidated pre-tax investment results for the three and nine months ended September 30, 2014 and 2013 follows:

	Three Months Ended		Nine Months Ended
Pre-tax investment results	September 30,		September 30,
Millions	2014	2013	2014	2013
Net investment income	$24.7	$27.3	$78.1	$84.5
Net realized and unrealized investment gains (1)	20.8	28.2	198.5	66.1
Change in foreign currency translation on investments recognized through other comprehensive income (2)	(123.9)	75.6	(175.1)	19.0
Total GAAP pre-tax investment (loss) gains	$(78.4)	$131.1	$101.5	$169.6
(1) Includes foreign currency gains (losses) of $45.5, $(34.8), $89.6 and $(9.0).
(2) Excludes non-investment related foreign currency gains (losses) that are also recognized through other comprehensive income of $59.8, $(29.3), $75.0 and $(11.1).

Gross investment returns and benchmark returns

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Fixed maturity investments	-0.9%	1.2%	1.0%	0.0%
Short-term investments	-1.2%	1.1%	-0.9%	0.1%
Total fixed income investments	-0.9%	1.1%	0.7%	0.0%
Barclay’s U.S. Intermediate Aggregate Index	0.0%	0.8%	2.9%	-0.9%
Common equity securities	-1.5%	6.0%	5.1%	15.6%
Convertible fixed maturity investments	-1.3%	3.9%	3.8%	1.2%
Other long-term investments	-1.2%	1.1%	4.2%	5.0%
Total equities, convertibles and other long-term investments	-1.4%	4.8%	4.9%	12.5%
S&P 500 Index (total return)	1.1%	5.2%	8.3%	19.8%
Total consolidated portfolio	-1.0%	1.9%	1.6%	2.5%

Investment Returns—Three and Nine Months Ended September 30, 2014 versus Three and Nine Months Ended September 30, 2013
White Mountains’s GAAP pre-tax total return on invested assets was -1.0% and 1.6% for the third quarter and first nine months of 2014, which included 1.1% and 1.2% of foreign currency losses, compared to 1.9% and 2.5% for the third quarter and first nine months of 2013, which included 0.6% and 0.0% of foreign currency gains.

Fixed income results
White Mountains maintains a high-quality, short-duration fixed income portfolio. At September 30, 2014, the fixed income portfolio duration was approximately 2.3 years, including short-term investments, compared to 2.2 years at September 30, 2013. White Mountains's fixed income portfolio returned -0.9% in U.S. dollars (0.3% in local currencies) in the third quarter of 2014 and 0.7% in U.S. dollars (2.2% in local currencies) for the first nine months of 2014. In local currencies, White Mountains's fixed income portfolio outperformed the longer duration Barclay's Intermediate Aggregate Bond Index of 0.0% for the quarter and lagged the Index return of 2.9% for the first nine months of 2014. White Mountains’s fixed income portfolio returned 1.1% (0.4% in local currencies) in the third quarter of 2013 and 0.0% (0.0% in local currencies) for the first nine months of 2013, outperforming the Barclay's U.S. Intermediate Aggregate returns of 0.8% and -0.9%.

Common equity securities, convertibles and other long-term investments results
White Mountains maintains a value-oriented equity portfolio that consists of common equity securities, convertible fixed maturity investments and other long-term investments, such as hedge funds and private equity funds. White Mountains’s management believes that prudent levels of investments in common equity securities, convertible fixed maturity investments and other long-term investments are likely to enhance long-term after-tax total returns.
White Mountains’s portfolio of common equity securities, convertible fixed maturity investments and other long-term investments, which represented 19% and 21% of GAAP invested assets as of September 30, 2014 and December 31, 2013, returned -1.4% and 4.9% for the third quarter and first nine months of 2014, lagging the S&P 500 Index return of 1.1% and 8.3%. White Mountains’s portfolio of common equity securities, convertible fixed maturity investments and other long-term investments returned 4.8% and 12.5% for the third quarter and first nine months of 2013, lagging the S&P 500 Index returns of 5.2% and 19.8%.
White Mountains’s equity investment style is generally value-oriented. The portfolio is constructed to provide an element of downside protection; management expects the portfolio to underperform indices in strong up markets but outperform those indices in down markets.
White Mountains has established separate accounts with third party registered investment advisers to manage its publicly-traded common equity securities and convertible fixed maturity securities. The largest of these separate account relationships are with Prospector Partners LLC (“Prospector”), Lateef Investment Management (“Lateef”) and Silchester International Investors (“Silchester”).
Using a value orientation, Prospector invests in positions in the United States and other developed markets. Prospector’s investment strategy consists of a bottom-up fundamental value analysis with an emphasis on balance sheet strength. Prospector puts particular emphasis on (i) private market value, (ii) free cash flow yield and (iii) absolute and relative valuation. Prospector invests across the capital structure and often invests in convertible fixed maturity securities that it believes provide better risk/return tradeoffs given their income and redemption features.
The Prospector separate accounts, which account for approximately 45% of White Mountains’s common equity securities, convertible fixed maturity investments and other long-term investments, returned -1.3% and 5.3% in local currencies for the third quarter and first nine months of 2014, lagging the S&P 500 Index returns of 1.1% and 8.3% over the same periods. Prospector’s underperformance in these periods was primarily driven by an underweight position in the technology sector and relative underperformance in financials and materials.  Like many managers, Prospector's underweight position in large cap stocks was also a driver of underperformance relative to the S&P 500 Index. For reference, the Russell 2000 Index returned -7.4% for the third quarter and -4.4% for the first nine months of 2014. For the third quarter and first nine months of 2013, the Prospector portfolios returned 5.5% and 14.0%, compared to the S&P 500 Index return of 5.2% and 19.8% over the same periods. Prospector’s performance in these periods versus the S&P 500 Index reflect underweight exposure in the consumer discretionary, industrial and technology sectors and an overweight position in the materials sector, in particular gold mining stocks.

Total annualized returns for White Mountains’s separate accounts managed by Prospector compared to the annualized total returns of the S&P 500 Index are as follows:

	Periods ending September 30, 2014
Annualized returns	1-year	3-years	5-years	Since Inception(1)
Prospector separate accounts	13.7%	14.5%	11.2%	8.0%
S&P 500 Index	19.8%	23.0%	15.7%	7.3%
(1) Annualized total returns since the inception of the Prospector separate account in the beginning of 2005, which was established in connection with an investment management agreement between Prospector and White Mountains whereby Prospector serves as a discretionary adviser with respect to specified assets, primarily equity securities.

The Lateef separate account is a highly concentrated portfolio of high quality mid- and large-cap growth companies. Lateef is a growth at a reasonable price manager focused on investing in high return on invested capital businesses at reasonable valuations. Lateef uses a bottom up, fundamental research-driven investment process that is focused on absolute returns, low turnover and a long-term investment horizon. With a highly concentrated portfolio of 15 to 20 positions, relative performance to the S&P 500 Index is often driven, positively or negatively, by individual positions, especially in the short term. In the third quarter and first nine months of 2014, the Lateef separate account returned -3.1% and 0.6%, lagging the S&P 500 Index return of 1.1% and 8.3%. The Lateef portfolio returned 10.3% and 19.3% for the third quarter and first nine months of 2013, compared to the S&P 500 Index return of 5.2% and 19.8%.
White Mountains has an investment in the Calleva Trust, an open-ended unit trust managed by Silchester. Silchester invests primarily in value-oriented non-U.S. equity securities. Silchester’s investment strategy focuses on companies with low market multiples of earnings, cash flow, asset value or dividends. The Silchester portfolio returned 2.2% and 7.2% in local currencies in the third quarter and first nine months of 2014. In local currencies, the Silchester portfolio returned 7.7% for the third quarter and 25.4% for the first nine months of 2013.
White Mountains also maintains a portfolio of other long-term investments. Approximately two-thirds of these long-term investments are in hedge funds, with a general emphasis on long-short equity funds. Roughly one-third of these long-term investments are in private equity funds, with a general emphasis on narrow, sector-focused funds. White Mountains’s long-term investments returned -1.2% and 4.2% for the third quarter and first nine months of 2014, compared to the HFRX Equal Weighted Strategies Index return of -0.6% and 1.3% over the same periods.   In the third quarter and first nine months of 2013, the long-term investment portfolio returned 1.1% and 5.0%, outperforming the HFRX Equal Weighted Strategies Index of 1.0% for the quarter and 4.4% for the first nine months of 2013.

Investment in Symetra Common Shares
During the third quarter and first nine months of 2014, White Mountains recorded $6 million and $32 million in equity in earnings from its investment in Symetra's common shares. The table below illustrates (1) the per-Symetra common share value used in the calculation of White Mountains’s adjusted book value per share, (2) Symetra's quoted stock price and (3) Symetra's book value per common share excluding unrealized gains and losses from its fixed maturity portfolio:

	September 30,	June 30,	December 31,
Value per Symetra Common Share	2014	2014	2013
Value of the investment in Symetra’s common shares used in the calculation of White Mountains’s adjusted book value per share	$19.42	$19.17	$18.00
Symetra’s quoted stock price	$23.33	$22.74	$18.96
Symetra’s book value per common share excluding unrealized gains and losses from its fixed maturity portfolio	$21.26	$21.04	$19.95

Foreign Currency Translation
A summary of the impact of foreign currency translation on White Mountains’s consolidated financial results for the three and nine months ended September 30, 2014 and 2013 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2014	2013	2014	2013
Net realized investment gains (losses) — foreign currency(1)	$8.2	$(.9)	$8.0	$(17.4)
Net unrealized investment gains (losses) — foreign currency(1)	37.3	(33.9)	81.6	8.4
Net realized and unrealized investment gains (losses) — foreign currency(1)	45.5	(34.8)	89.6	(9.0)
Other revenue — foreign currency translation (losses) gains	(22.7)	16.8	(42.9)	3.4
Income tax expense	(1.7)	(1.6)	(4.4)	(.9)
Total foreign currency translation gains (losses) recognized through net income, after tax	21.1	(19.6)	42.3	(6.5)
Change in foreign currency translation on investments recognized through other comprehensive income, after tax	(123.9)	75.6	(175.1)	19.0
Change in foreign currency translation on non-investment net liabilities recognized through other comprehensive income, after tax	59.8	(29.3)	75.0	(11.1)
Total foreign currency translation (losses) gains recognized through other comprehensive income, after tax	(64.1)	46.3	(100.1)	7.9
Total foreign currency (losses) gains recognized through comprehensive income, after tax	$(43.0)	$26.7	$(57.8)	$1.4
(1) Component of net realized and unrealized investment gains (losses) on the income statement.

At September 30, 2014, White Mountains’s investment portfolio included $1.0 billion in non-U.S. dollar-denominated investments, most of which are held at Sirius International and are denominated in Swedish krona, British pound sterling or euros. The value of the investments in this portfolio is impacted by changes in the exchange rate between the U.S. dollar and the krona and between the U.S. dollar and the euro.  During the third quarter and first nine months of 2014, the U.S. dollar strengthened 8% and 12% against the krona, strengthened 5% and 2% against the pound sterling and strengthened 8% and 9% against the euro. These currency movements resulted in approximately $78 million and $86 million of foreign currency investment losses for the third quarter and first nine months of 2014, which are recorded as components of net realized and unrealized investment gains (recognized in pre-tax income) and change in foreign currency translation on investments (recognized in other comprehensive income).  During the third quarter and first nine months of 2013, the U.S. dollar weakened 5% and 1% against the krona, weakened 6% and was flat against the pound sterling and weakened 3% and 2% against the euro. These currency movements resulted in approximately $41 million and $10 million of foreign currency investment gains for the third quarter and first nine months of 2013.
Sirius International holds a large portfolio of investments that are denominated in U.S. dollars, but its functional currency is the Swedish krona. When Sirius International prepares its stand-alone GAAP financial statements, it translates its U.S. dollar-denominated investments to Swedish krona and recognizes the related foreign currency translation gains or losses through pre-tax income. When White Mountains consolidates Sirius International, it translates Sirius International’s stand-alone GAAP financial statements to U.S. dollars and recognizes the foreign currency gains or losses arising from this translation, including those associated with Sirius International’s U.S. dollar-denominated investments, through other comprehensive income.  Since White Mountains reports its financial statements in U.S. dollars, there is no net effect to adjusted book value per share or to investment returns from foreign currency translation on its U.S. dollar-denominated investments at Sirius International.  However, net realized and unrealized investment gains, other revenues and other comprehensive income can be significantly affected during periods of high volatility in the foreign exchange rate between the U.S. dollar and other currencies, especially the Swedish krona.
The amount of foreign currency translation on Sirius International’s U.S. dollar-denominated investments recognized as a decrease of other comprehensive income and an increase of net income was $49 million and $76 million for the third quarter and first nine months of 2014. The amount of foreign currency translation on Sirius International’s U.S. dollar-denominated investments recognized as an increase of other comprehensive income and a decrease of net income was $34 million and $11 million for the third quarter and first nine months of 2013.

Investments by Country of Issue
White Mountains’s investment portfolio consists of debt and equity securities issued in over 30 countries worldwide. The United States represents the country of issue for 80% of White Mountains’s fixed maturity, common equity security and convertible fixed maturity portfolio. White Mountains has minimal sovereign risk exposure to European peripheral countries Ireland, Greece, Portugal, Spain and Italy (“peripheral countries”). White Mountains’s portfolio includes 0.6% of total fixed maturity, convertible fixed maturity and common equity security investments issued from these peripheral countries at September 30, 2014. However, White Mountains may have indirect exposure to peripheral countries through securities issued from non-peripheral countries as the issuers of those securities could have exposure to peripheral countries.

The following tables list White Mountains’s investments in fixed maturity investments, common equity securities and convertible fixed maturity investments at September 30, 2014 categorized as financial or non-financial investments and by country of issue:

Fair value as of
Millions	September 30, 2014
Debt securities issued by corporations:
Non-financial
Australia	$—
Bermuda	—
Canada	159.5
France	58.4
Germany	17.5
Greece	—
Ireland	9.3
Italy	4.6
Luxembourg	15.9
Mexico	77.3
Netherlands	57.6
Portugal	—
Spain	6.9
Sweden	19.8
United Kingdom	86.0
United States	1,381.5
Other	16.6
Total non-financial debt	1,910.9
Financial
Australia	15.6
Canada	19.8
France	7.1
Greece	—
Ireland	—
Italy	—
Netherlands	3.6
Portugal	—
Spain	—
United Kingdom	17.3
United States	398.0
Other	15.0
Total financial debt	476.4
Total debt securities issued by corporations	2,387.3
Mortgage-backed and asset-backed securities:
Luxembourg	8.8
Sweden	67.4
United States	1,788.7
Total mortgage-backed and asset-backed securities	1,864.9
Foreign government, agency and provincial obligations:
Canada	22.1
France	46.4
Germany	10.3
Greece	—
Ireland	—
Italy	—
Japan	10.4
Portugal	—
Spain	—
Sweden	209.1
United Kingdom	5.9
Other	7.0
Total foreign government, agency and provincial obligations	311.2
US Government and agency obligations(1)	259.7
Municipal obligations(1)	79.9
Preferred stocks(1)	86.4
Total fixed maturity investments(2)	$4,989.4
(1) All securities were issued in the United States.
(2) Carrying value includes $203.9 that is classified as assets held for sale relating to discontinued operations.

Fair value as of
Millions	September 30, 2014
Common equity securities:
Non-financial
Canada	$17.2
France	16.3
Greece	.9
Ireland	10.1
Italy	.8
Japan	21.8
Netherlands	3.5
Portugal	—
Spain	.3
Sweden	.5
Switzerland	24.0
United Kingdom	16.2
United States	551.6
Other	26.5
Total non-financial common equity securities	689.7

Financial
Bermuda	38.5
Cayman Islands	4.4
Greece	—
Ireland	5.2
Italy	—
Portugal	—
Spain	—
United Kingdom	10.3
United States	236.8
Other	1.2
Total financial common equity securities	296.4
Total common equity securities	$986.1

Convertible fixed maturity investments:
Canada	$.2
Cayman Islands	6.4
Netherlands	4.5
United States	37.8
Total convertible fixed maturity investments	$48.9

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

OneBeacon:
Generally, OneBeacon Insurance Company (“OBIC”), OneBeacon's primary top tier regulated U.S. insurance operating subsidiary, has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. Based on prior year end statutory surplus, OBIC has the ability to pay $87 million of dividends during 2014 without prior approval of regulatory authorities, subject to the availability of unassigned funds. The amount of dividends available to be paid by OBIC in any given year is also subject to cash flow and earnings generated by OBIC’s business, which is comprised of the Runoff Business, as well as to dividends received from its subsidiaries, including Atlantic Specialty Insurance Company (“ASIC”), the lead U.S. insurance operating subsidiary for the ongoing specialty business. At December 31, 2013, OBIC had $0.6 billion of unassigned funds and $0.9 billion of statutory surplus. During the first nine months of 2014, OBIC paid no dividends to its immediate parent.
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

ASIC has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based on net investment income, as defined by statute, ASIC has the ability to pay $34 million of dividends during the twelve months following June 30, 2014 without prior approval of regulatory authorities, subject to the availability of earned surplus. Given the changes in structure noted above, and in order for ASIC to pay dividends consistent with being the lead insurance company for the ongoing specialty business, ASIC may require prior approval by regulatory authorities in order to make additional distributions until it builds up a historical net investment income stream and earned surplus balance under its new structure. At June 30, 2014, ASIC had $115 million of earned surplus and $0.7 billion of statutory surplus. During the first nine months of 2014, ASIC paid no dividends to its immediate parent.
Split Rock has the ability to declare or pay dividends or make capital distributions during any 12-month period without the prior approval of Bermuda regulatory authorities on the condition that any such declaration or payment of dividends or capital distributions does not cause a breach of any of its regulatory solvency and liquidity requirements. During 2014, Split Rock has the ability to make dividend or capital distributions without the prior approval of regulatory authorities, subject to meeting all appropriate liquidity and solvency requirements, of $20 million, which is equal to 15% of its December 31, 2013 statutory capital, excluding earned surplus. During the first nine months of 2014, Split Rock paid $10 million of capital distributions to its immediate parent.
During the first nine months of 2014, OneBeacon’s unregulated insurance operating subsidiaries paid $5 million of dividends to their immediate parent. At September 30, 2014, OneBeacon's unregulated insurance operating subsidiaries had $101 million of net unrestricted cash, short-term investments and fixed maturity investments.
During the first nine months of 2014, OneBeacon Ltd. paid $60 million of regular quarterly dividends to its common shareholders. White Mountains received $45 million of these dividends.
At September 30, 2014, OneBeacon Ltd. and its intermediate holding companies had $180 million of net unrestricted cash, short-term investments and fixed maturity investments and $89 million of common equity securities, convertible fixed maturity investments and other long-term investments outside of its regulated and unregulated insurance operating subsidiaries.

Sirius Group:
Subject to certain limitations under Swedish law, Sirius International is permitted to transfer a portion of its pre-tax income to its Swedish parent companies to minimize taxes (referred to as a group contribution).
Sirius International has the ability to pay dividends subject to the availability of unrestricted statutory retained earnings. Historically, Sirius International has allocated the majority of its pre-tax income, after group contributions to its Swedish parent companies, to the Safety Reserve (see “Safety Reserve” on next page). At December 31, 2013, Sirius International had $587 million (based on the December 31, 2013 SEK to USD exchange rate) of unrestricted statutory retained earnings, which is available for distribution in 2014. The amount of dividends available to be paid by Sirius International in any given year is also subject to cash flow and earnings generated by Sirius International’s business, as well as to dividends received from its subsidiaries, including Sirius America Insurance Company (“Sirius America”). During the first nine months of 2014, Sirius International paid $97 million of dividends to its immediate parent.
Sirius America has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based upon 2013 statutory net investment income and dividends paid in 2013, Sirius America has no ability to pay dividends during 2014 without prior approval of regulatory authorities.  At June 30, 2014, Sirius America had $58 million of earned surplus and $597 million of statutory surplus.  During the first nine months of 2014, Sirius America paid no dividends to its immediate parent.
At September 30, 2014, Sirius Group and its intermediate holding companies had $86 million of net unrestricted cash, short-term investments and fixed maturity investments and $16 million of other long-term investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries. During the first nine months of 2014, Sirius Group paid $50 million of dividends to its immediate parent.

Capital Maintenance
There is a capital maintenance agreement between Sirius International and Sirius America, which obligates Sirius International to make contributions to Sirius America’s surplus in order for Sirius America to maintain surplus equal to at least 125% of the company action level risk based capital as defined in the NAIC Property/Casualty Risk-Based Capital Report. The agreement provides for a maximum contribution to Sirius America of $200 million.  Sirius International also provides Sirius America with accident year stop loss reinsurance, which protects Sirius America's accident year loss and allocated loss adjustment expense ratio in excess of 70%, with a limit of $90 million.

Safety Reserve
Subject to certain limitations under Swedish law, Sirius International is permitted to transfer pre-tax income amounts into an untaxed reserve referred to as a safety reserve. At September 30, 2014, Sirius International's safety reserve amounted to SEK 10.4 billion, or $1.4 billion (based on the September 30, 2014 SEK to USD exchange rate). Under GAAP, an amount equal to the safety reserve, net of a related deferred tax liability established at the Swedish tax rate of 22.0%, is classified as shareholder’s equity. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain prescribed levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities apply no taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International’s safety reserve ($318 million at September 30, 2014) is included in solvency capital. Access to the safety reserve is restricted to coverage of reinsurance losses. Access for any other purpose requires the approval of Swedish regulatory authorities. Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the $1.4 billion balance of the safety reserve, without any provision for deferred taxes, in Sirius International’s regulatory capital when assessing Sirius International’s financial strength.

HG Global/BAM:
At September 30, 2014, HG Global had $613 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. HG Global did not declare or pay any preferred dividends in 2013 or the first nine months of 2014. As of September 30, 2014, HG Global has accrued $86 million of dividends payable to holders of its preferred shares, $83 million of which is payable to White Mountains and eliminated in consolidation.
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

Other Operations:
During the first nine months of 2014, White Mountains contributed $15 million to WM Advisors. During the first nine months of 2014, WM Advisors paid no dividends to its immediate parent. At September 30, 2014, WM Advisors had $23 million of net unrestricted cash, short-term investments and fixed maturity investments.
During the first nine months of 2014, White Mountains paid a $6 million common share dividend. At September 30, 2014, the Company and its intermediate holding companies held $258 million of net unrestricted cash, short-term investments and fixed maturity investments, $337 million of common equity securities and $174 million of other long-term investments included in its Other Operations segment.

WM Life Re Keep-Well Agreement
Sirius Group initially fronted the reinsurance contracts covering guaranteed living and death benefits of Japanese variable annuity contracts for, and was 100% reinsured by, WM Life Re. In October 2013, White Mountains and Tokio Marine completed a novation whereby Sirius Group’s obligations on the reinsurance contracts were transferred to WM Life Re. As a result, Sirius Group no longer has any obligation or liability relating to these agreements. In connection with this novation agreement, White Mountains and Life Re Bermuda entered into a keep-well agreement, which obligates White Mountains to make capital contributions to Life Re Bermuda in the event that Life Re Bermuda’s shareholder’s equity falls below $75 million, provided however that in no event shall the amount of all capital contributions made by White Mountains under this agreement exceed $127 million. At September 30, 2014, Life Re Bermuda had $80 million of shareholder’s equity and White Mountains’s maximum capital commitment under the keep-well agreement was $118 million. WM Life Re is in runoff and all of its contracts will mature by June 30, 2016.

The summary balance sheet below presents Life Re Bermuda’s net assets at September 30, 2014 reported to Tokio Marine as required under the terms of the novation agreement:

September 30,
Millions	2014
Cash and short-term investments	$48.5
Direct obligations of the government of Japan	10.4
Reinsurance premium receivable	1.4
Settlements due from brokers and dealers	(.2)
Derivative instruments	65.3
Total assets	125.4

Variable annuity liabilities	11.7
Counterparty collateral held	3.0
Intercompany line of credit outstanding	30.2
Accounts payable and accrued expenses	.4
Total liabilities	45.3
Total shareholder’s equity	$80.1

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

The following table illustrates White Mountains’s consolidated insurance float position as of September 30, 2014 and December 31, 2013:

($ in millions)	September 30, 2014	December 31, 2013
Total investments	$6,976.3	$7,192.6
BAM total cash and investments	(487.0)	(475.3)
BAM Surplus Notes held by HG Global	503.0	503.0
SSIE total cash and investments	(17.3)	—
SSIE Surplus Notes held by White Mountains	17.0	—
Consolidated limited partnership investments	(127.9)	(73.1)
Cash	543.5	382.8
Net investment assets classified within assets held for sale	203.9	236.3
Investments in unconsolidated affiliates	413.5	321.4
Equity in net unrealized losses from Symetra’s fixed maturity portfolio	(20.5)	43.6
Cash and investments posted as collateral by WM Life Re(2)	(34.2)	(81.3)
Accounts receivable on unsettled investment sales	39.0	12.1
Accounts payable on unsettled investment purchases	(76.0)	(20.5)
Interest-bearing funds held by ceding entities(3)	67.1	78.1
Interest-bearing funds held under insurance and reinsurance contracts(4)	(26.4)	(31.1)
Net investment assets	$7,974.0	$8,088.6
Total White Mountains’s common shareholders’ equity	$4,010.1	$3,905.5
Non-controlling interest—OneBeacon Ltd.	275.6	273.7
Non-controlling interest—SIG Preference Shares	250.0	250.0
Non-controlling interest—HG Global	18.0	16.6
Debt	678.1	676.4
Total capital(1)	5,231.8	5,122.2
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio, net of applicable taxes	(19.1)	40.4
Total adjusted capital	$5,212.7	$5,162.6
Insurance float	$2,761.3	$2,926.0
Insurance float as a multiple of total adjusted capital	0.5x	0.6x
Net investment assets as a multiple of total adjusted capital	1.5x	1.6x
Insurance float as a multiple of White Mountains’s common shareholders’ equity	0.7x	0.7x
Net investment assets as a multiple of White Mountains’s common shareholders’ equity	2.0x	2.1x

(1)	Total capital only includes non-controlling interests that White Mountains (i) benefits from the return on or (ii) has the ability to utilize the net assets supporting the non-controlling interest.

(2)	Consists of cash, fixed maturity and short-term investments held by WM Life Re and posted as collateral to its variable annuity reinsurance counterparties.

(3)	Excludes funds held by ceding entities from which White Mountains does not receive interest credits.

(4)	Excludes funds held by White Mountains under reinsurance treaties for which White Mountains does not provide interest credits.

During the first nine months of 2014, insurance float decreased by $165 million, primarily due to White Mountains’s acquisition of four insurance services businesses during the first nine months of 2014 and the runoff of Sirius Group's casualty business and payments of losses incurred in 2010, 2011 and 2012 related to major catastrophes, primarily from hurricane Sandy and earthquakes in Chile, Japan and New Zealand.  These catastrophe losses increased White Mountains’s insurance float when they were first recorded, which is now reversing and decreasing insurance float as the catastrophe losses are paid. Based on September 30, 2014 balances, the closing of the Runoff Transaction and White Mountains’s investment in Tranzact are expected to decrease insurance float by a total of approximately $340 million in the fourth quarter of 2014.

Financing

The following table summarizes White Mountains’s capital structure as of September 30, 2014 and December 31, 2013:

($ in millions)	September 30, 2014	December 31, 2013
2012 OBH Senior Notes, carrying value	$274.7	$274.7
SIG Senior Notes, carrying value	399.6	399.6
WTM Bank Facility	—	—
Old Lyme Note	2.8	2.1
QuoteLab	1.0	—
Total debt	678.1	676.4
Non-controlling interest—OneBeacon Ltd.	275.6	273.7
Non-controlling interest—SIG Preference Shares	250.0	250.0
Non-controlling interest—HG Global	18.0	16.6
Total White Mountains’s common shareholders’ equity	4,010.1	3,905.5
Total capital (1)	5,231.8	5,122.2
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio, net of applicable taxes	(19.1)	40.4
Total adjusted capital	$5,212.7	$5,162.6

Total debt to total adjusted capital	13%	13%
Total debt and SIG Preference Shares to total adjusted capital	18%	18%
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
On August 14, 2013, White Mountains entered into a revolving credit facility with a syndicate of lenders administered by Wells Fargo Bank, N.A. which has a total commitment of $425 million and a maturity date of August 14, 2018 (the “WTM Bank Facility”). As of September 30, 2014 and December 31, 2013, the WTM Bank Facility was undrawn.
The WTM Bank Facility contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under this facility and result in acceleration of principal repayment on any amounts outstanding. At September 30, 2014, White Mountains was in compliance with all of the covenants under the WTM Bank Facility and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.
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

The 2012 OBH Senior Notes and the SIG Senior Notes were issued under indentures that contain restrictive covenants which, among other things, limit the ability of OneBeacon Ltd., OBH, SIG and their respective subsidiaries to create liens and enter into sale and leaseback transactions and limits the ability of OneBeacon Ltd., OBH, SIG and their respective subsidiaries to consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which OneBeacon Ltd., OBH or SIG must adhere. At September 30, 2014, OneBeacon Ltd., OBH and SIG were in compliance with all of the covenants under the 2012 OBH Senior Notes and the SIG Senior Notes, and anticipate they will continue to remain in compliance with these covenants for the foreseeable future.
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

Interest Rate Cap
In May 2007, SIG issued the SIG Preference Shares, with an initial fixed annual dividend rate of 7.506%. In June 2017, the fixed rate will move to a floating rate equal to the greater of (i) 7.506% and (ii) 3-month LIBOR plus 320 basis points. In July 2013, SIG executed a 5-year forward LIBOR cap (the “Interest Rate Cap”) for the period from June 2017 to June 2022 to protect against a significant increase in interest rates during that 5-year period. The Interest Rate Cap economically fixes the annual dividend rate on the SIG Preference Shares from June 2017 to June 2022 at 8.30%. The cost of the Interest Rate Cap was an upfront premium of 395 basis points of the $250 million notional value, or $10 million for the full notional amount.

Capital Lease
In December 2011, OneBeacon sold the majority of its fixed assets and capitalized software. OneBeacon entered into lease financing arrangements with US Bancorp Equipment Finance, Inc. (“US Bancorp”) and Fifth Third Equipment Finance Company (“Fifth Third”) whereby OneBeacon sold furniture and equipment and capitalized software, respectively, at a cost equal to net book value. OneBeacon then leased the fixed assets back from US Bancorp for a lease term of five years and leased the capitalized software back from Fifth Third for a lease term of four years. OneBeacon received cash proceeds of $23 million as a result of entering into the sale-leaseback transactions. At the end of the lease terms, OneBeacon will have the obligation to purchase the leased assets for a nominal fee, after which all rights, title and interest would transfer back. As of September 30, 2014, OneBeacon had a capital lease obligation of $9 million included within other liabilities and a capital lease asset of $8 million included within other assets.

Share Repurchases

During the past several years, White Mountains’s board of directors has authorized the Company to repurchase its common shares, from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. As of September 30, 2014, White Mountains may repurchase an additional 382,118 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its board of directors.
During the three months ended September 30, 2014, the Company repurchased 122,264 common shares for $77 million at an average share price of $626.13. During the nine months ended September 30, 2014, the Company repurchased 173,853 common shares for $107 million at an average share price of $614.78. The average price of the shares repurchased in the third quarter and first nine months of 2014 represented 94% and 92% of White Mountains’s adjusted book value per share of $666 at September 30, 2014. These repurchases were comprised of 163,378 common shares repurchased under the board authorization for $101 million at an average share price of $615.63 and 10,475 common shares repurchased pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not reduce the board authorizations referred to above.

Cash Flows

 Detailed information concerning White Mountains’s cash flows during the nine months ended September 30, 2014 and 2013 follows:

Cash flows from operations for the nine months ended September 30, 2014 and 2013
Net cash flows provided by continuing operations were $151 million and $23 million in the first nine months of 2014 and 2013. Cash flows from continuing operations increased in the first nine months of 2014 compared to the first nine months of 2013 primarily due to lower amounts of cash used for the settlement and purchase of derivative instruments at WM Life Re in the first nine months of 2014 compared to the first nine months of 2013. Net cash flows used for discontinued operations was $28 million and $94 million in the first nine months of 2014 and 2013. The cash outflows from discontinued operations in 2014 and 2013 were primarily due to the runoff of reserves related to businesses that OneBeacon has agreed to sell to Armour.
White Mountains does not believe that these trends will have a meaningful impact on its future liquidity or its ability to meet its future cash requirements.

Cash flows from investing and financing activities for the nine months ended September 30, 2014
Financing and Other Capital Activities
During the first quarter of 2014, the Company declared and paid a $6 million cash dividend to its common shareholders.
During the first nine months of 2014, the Company repurchased and retired 173,853 of its common shares for $107 million, which included 10,475 common shares repurchased under employee benefit plans.
During the first quarter of 2014, White Mountains made payments totaling $27 million on WTM Performance Shares.
During the first nine months of 2014, White Mountains borrowed and repaid a total of $40 million under the WTM Bank Facility.
During the first nine months of 2014, OneBeacon Ltd. declared and paid $60 million of cash dividends to its common shareholders. White Mountains received a total of $45 million of these dividends.
During the first nine months of 2014, OneBeacon paid a total of $6 million of interest on the 2012 OBH Senior Notes.
During the first nine months of 2014, Sirius Group paid $50 million of dividends to its immediate parent.
During the first nine months of 2014, Sirius Group paid $9 million of dividends on the SIG Preference Shares and $26 million of interest on the SIG Senior Notes.
During the first nine months of 2014, White Mountains contributed $15 million to WM Advisors.

Acquisitions and Dispositions
In July 2014, White Mountains acquired approximately 45% of the outstanding common shares of durchblicker.at, for EUR 9 million (approximately $12 million based upon the foreign exchange spot rate at the date of acquisition).
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
During the first quarter of 2014, White Mountains acquired certain assets and liabilities of Star & Shield Holdings LLC, including SSRM, the attorney-in-fact for SSIE, for a purchase price of $2 million. During the first nine months of 2014, White Mountains also purchased $17 million of surplus notes issued by SSIE.

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
During the first quarter of 2013, White Mountains made payments totaling $11 million on WTM Performance Shares.
During the first quarter of 2013, White Mountains repaid $75 million that was outstanding under its previous credit facility at December 31, 2012. White Mountains borrowed and repaid a total of $150 million under its previous credit facility during the first nine months of 2013.
During the first nine months of 2013, OneBeacon Ltd. declared and paid $60 million of cash dividends to its common shareholders. White Mountains received a total of $45 million of these dividends.
During the first nine months of 2013, OneBeacon paid $6 million of interest on the 2012 OBH Senior Notes.
During the third quarter of 2013, OneBeacon contributed $55 million to Split Rock Insurance, Ltd.
During the first nine months of 2013, Sirius Group paid $150 million of dividends to its immediate parent, $75 million of which had been declared and accrued in December 2012.
During the first nine months of 2013, Sirius Group paid $9 million of dividends on the SIG Preference Shares and $26 million of interest on the SIG Senior Notes.
During the third quarter of 2013, Sirius Group executed the Interest Rate Cap for $10 million.
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
As of September 30, 2014, approximately 94% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturity securities, primarily investments in U.S. Treasuries, common equity securities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturity securities including corporate debt, state and other governmental debt, convertible fixed maturity securities and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include White Mountains’s investments in hedge funds and private equity funds, as well as investments in certain debt securities, including asset-backed securities, where quoted market prices are unavailable. White Mountains determines when transfers between levels have occurred as of the beginning of the period. White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value. The outside pricing services used by White Mountains have indicated that if no observable inputs are available for a security, they will not provide a price.
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

Variable Annuity Reinsurance Liabilities
White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. White Mountains carries the benefit guarantees at fair value. The fair value of the guarantees is estimated using actuarial and capital market assumptions related to the projected discounted cash flows over the term of the reinsurance agreement. The valuation uses assumptions about surrenders rates, market volatilities and other factors, and includes a risk margin which represents the additional compensation a market participant would require to assume the risks related to the business. The selection of surrender rates, market volatility assumptions, risk margins and other factors require the use of significant management judgment. Assumptions regarding future policyholder behavior, including surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimate. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value of the liabilities associated with these guarantees that could materially affect results of operations. All of White Mountains’s variable annuity reinsurance liabilities ($12 million) were classified as Level 3 measurements at September 30, 2014.
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

At the account value levels as of September 30, 2014, the average assumed surrender rate was approximately 18% per annum. The potential change in the fair value of the liability due to a change in current surrender assumptions is as follows:

	Change in fair value of liability
Millions	September 30, 2014	December 31, 2013
Decrease 100% (to zero surrenders)	$2	$8
Increase 100%	$(1)	$(7)

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
Adjusted book value per share is a non-GAAP measure which is derived by expanding the GAAP calculation of book value per White Mountains common share to exclude equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes. In addition, the number of common shares outstanding used in the calculation of adjusted book value per share is adjusted to exclude unearned restricted common shares, the compensation cost of which, at the date of calculation, has yet to be amortized. The reconciliation of adjusted book value per share to GAAP book value per share is included on page 49.
Total capital at White Mountains is comprised of White Mountains’s common shareholders’ equity, debt and non-controlling interest in OneBeacon Ltd., HG Global and the SIG Preference Shares. Total adjusted capital excludes the equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes from total capital. The reconciliation of total capital to total adjusted capital is included on page 73.

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

Refer to White Mountains’s 2013 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”.  As of September 30, 2014, there were no material changes in the market risks as described in White Mountains’s most recent Annual Report.

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
There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 30, 2014.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

Refer to White Mountains’s 2013 Annual Report on Form 10-K and in particular Item 3. - “Legal Proceedings”.  As of September 30, 2014, there were no material changes in the legal proceedings as described in White Mountains’s most recent Annual Report.

Item 1A.	Risk Factors.

There have been no material changes to any of the risk factors previously disclosed the Registrant’s 2013 Annual Report on Form 10-K.

Item 2.	Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
July 1-July 31, 2014	14,068	$611.56	14,068	490,314
August 1-August 31, 2014	82,408	$627.13	82,408	407,906
September 1-September 30, 2014	25,788	$630.44	25,788	382,118
Total	122,264	$626.13	122,264	382,118
(1) On May 25, 2012, White Mountains’s board of directors authorized the Company to repurchase up to 1 million of its common shares, from time to time, subject to market conditions.   Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorization does not have a stated expiration.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits
	10.1	—
Amendment No. 1 to the $425,000,000 Credit Agreement, dated August 14, 2013 among the Company, as the Borrower, Wells Fargo Bank, N.A., as Administrative Agent, Swing Line Lender and an Issuing Lender, and the other lenders party hereto.*

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
The following financial information from White Mountains’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL: (i) Consolidated Balance Sheets, September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income, Three Months and Nine Months Ended September 30, 2014 and 2013; (iii) Consolidated Statements of Changes in Equity, Nine Months Ended September 30, 2014 and 2013; (iv) Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2014 and 2013; and (v) Notes to Consolidated Financial Statements. *

*	Included herein
**	Not included as an exhibit as the information is contained elsewhere within this report. See Note 10 of the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date:	October 29, 2014	By: /s/ J. Brian Palmer
J. Brian Palmer
Vice President and Chief Accounting Officer