Form 10-K
period 2014-12-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2015-02-27
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting shares (based on the closing price of those shares listed on the New York Stock Exchange and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates of the Registrant as of June 30, 2014, was $3,502,863,310.

As of February 27, 2015, 5,991,549 common shares, par value of $1.00 per share, were outstanding (which includes 71,089 restricted common shares that were not vested at such date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Registrant’s Annual General Meeting of Members scheduled to be held May 28, 2015 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

TABLE OF CONTENTS

	PART I
ITEM 1.	Business...........................................................................................................................................................	1
	General..........................................................................................................................................................	1
	OneBeacon....................................................................................................................................................	2
	Sirius Group..................................................................................................................................................	11
	HG Global/BAM...........................................................................................................................................	21
	Other Operations...........................................................................................................................................	24
	Discontinued Operations...............................................................................................................................	27
	Investments....................................................................................................................................................	27
	Regulation.....................................................................................................................................................	29
	Ratings...........................................................................................................................................................	35
	Employees....................................................................................................................................................	35
	Available Information...................................................................................................................................	36
ITEM 1A.	Risk Factors.....................................................................................................................................................	36
ITEM 1B.	Unresolved Staff Comments............................................................................................................................	45
ITEM 2.	Properties.........................................................................................................................................................	45
ITEM 3.	Legal Proceedings............................................................................................................................................	46
ITEM 4.	Mine Safety Disclosures..................................................................................................................................	46
	Executive Officers of the Registrant and its Subsidiaries................................................................................	47
	PART II
ITEM 5.	Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities......................................................................................................................................................	48
ITEM 6.	Selected Financial Data...................................................................................................................................	49
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations..........................	50
	Results of Operations....................................................................................................................................	50
	Liquidity and Capital Resources...................................................................................................................	75
	Non-GAAP Financial Measures....................................................................................................................	86
	Critical Accounting Estimates.......................................................................................................................	87
	Forward Looking Statements........................................................................................................................	109
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.........................................................................	110
ITEM 8.	Financial Statements and Supplementary Data...............................................................................................	112
ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.........................	113
ITEM 9A.	Controls and Procedures..................................................................................................................................	113
ITEM 9B.	Other Information............................................................................................................................................	113
	PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance..............................................................................	113
ITEM 11.	Executive Compensation.................................................................................................................................	113
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.......	113
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence................................................	113
ITEM 14.	Principal Accountant Fees and Services..........................................................................................................	113
	PART IV
ITEM 15.	Exhibits and Financial Statement Schedules...................................................................................................	114
	CERTIFICATIONS..........................................................................................................................................	C-1

PART I

Item 1.  Business

GENERAL

White Mountains Insurance Group, Ltd. (the “Company” or the “Registrant”) is an exempted Bermuda limited liability company whose principal businesses are conducted through its insurance, reinsurance and insurance services subsidiaries and affiliates. Within this report, the term “White Mountains” is used to refer to one or more entities within the consolidated organization, as the context requires. The Company’s headquarters is located at 14 Wesley Street, Hamilton, Bermuda HM 11, its principal executive office is located at 80 South Main Street, Hanover, New Hampshire 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM 11. White Mountains’s reportable segments are OneBeacon, Sirius Group, HG Global/BAM and Other Operations.
The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of property and casualty insurance companies (collectively, “OneBeacon”). OneBeacon is a specialty property and casualty insurance writer that offers a wide range of insurance products in the United States primarily through independent agencies, regional and national brokers, wholesalers and managing general agencies. As of December 31, 2014, White Mountains owned 75.3% of OneBeacon Ltd.’s outstanding common shares.  In December 2014, OneBeacon completed the sale of its runoff business, and in February 2012, OneBeacon sold its AutoOne Insurance business (“AutoOne”). Accordingly, OneBeacon’s runoff business and AutoOne are presented as discontinued operations in White Mountains’s financial statements.
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
The HG Global/BAM segment consists of HG Global Ltd. (“HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”). BAM is a municipal bond insurer domiciled in New York that was established in 2012 to provide insurance on bonds issued to support essential U.S. public purposes such as schools, utilities, core governmental functions and existing transportation facilities. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503 million of surplus notes issued by BAM (the “BAM Surplus Notes”). HG Global, through its wholly-owned subsidiary, HG Re Ltd. (“HG Re”), also provides 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. As of December 31, 2014, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. White Mountains does not have an ownership interest in BAM, which is a mutual insurance company owned by its members. However, generally accepted accounting principles in the United States (“GAAP”) require White Mountains to consolidate BAM’s results in its financial statements. BAM’s results do not affect White Mountains’s adjusted book value per share and are attributed to non-controlling interests.
White Mountains’s Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), White Mountains’s variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd. (“Life Re Bermuda”), which is in runoff with all of its contracts maturing by June 30, 2016, and Life Re Bermuda’s U.S.-based service provider, White Mountains Financial Services LLC (collectively, “WM Life Re”), White Mountains’s ownership positions in Tranzact Holdings, LLC (“Tranzact”), QL Holdings LLC (“QuoteLab”) and Wobi Insurance Agency Ltd. (“Wobi”), as well as various other entities and investments. The Other Operations segment also includes Star & Shield Services LLC, Star & Shield Risk Management LLC, and Star & Shield Claims Services LLC (collectively “Star & Shield”). Star & Shield provides management services for a fee to Star & Shield Insurance Exchange (“SSIE”), a reciprocal that is owned by its members, who are policyholders. As of December 31, 2014, White Mountains held $17 million of surplus notes issued by SSIE (the “SSIE Surplus Notes”) but does not have an ownership interest in SSIE. However, as a result of Star & Shield’s role as the attorney-in-fact to SSIE and the investment in SSIE Surplus Notes, White Mountains is required to consolidate SSIE in its GAAP financial statements. SSIE’s results do not affect White Mountains’s common shareholders’ equity, as they are attributable to non-controlling interests.
In October 2011, White Mountains completed its sale of Esurance Holdings, Inc. and its subsidiaries (“Esurance Insurance”) and Answer Financial Inc. and its subsidiaries (“AFI”) (collectively, “Esurance”) to The Allstate Corporation (“Allstate”) for a cash payment of $1.01 billion, which was equal to $700 million plus the estimated pro forma tangible book value at closing of the legal entities sold of approximately $310 million.

White Mountains’s Operating Principles

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

ONEBEACON

OneBeacon, with its U.S. corporate headquarters in Minnetonka, Minnesota, is a specialty property and casualty insurance writer that offers a wide range of insurance products in the United States primarily through independent agencies, regional and national brokers, wholesalers and managing general agencies. As a specialty underwriter, OneBeacon believes that it will generate superior returns as compared to an underwriter that takes a more “generalist” underwriting approach and that its knowledge regarding its specialized insurance products, targeted industries, classes of business, risk characteristics and limited number of specialized competitors provides it with a competitive edge when determining the terms and conditions on individual accounts.
Historically, OneBeacon offered a range of specialty, commercial and personal products and services. However, as a result of a series of transactions over the past several years, OneBeacon is now focused exclusively on specialty businesses. The most recent of these transactions was the sale of runoff business to an affiliate of Armour Group Holdings Limited, which closed on December 23, 2014 (the “Runoff Transaction”). The runoff business consisted of assets, liabilities and capital related to non-specialty business, comprised principally of non-specialty commercial lines and certain other runoff business, including the vast majority of OneBeacon’s asbestos and environmental reserves (the “Runoff Business”), as well as an agreed amount of invested assets and capital supporting that business, and certain elements of the Runoff Business infrastructure, including staff and office space. The Runoff Transaction was effected pursuant to a stock purchase agreement (as amended, the “Runoff SPA”) with Trebuchet US Holdings, Inc. (“Trebuchet”), a wholly-owned subsidiary of Armour Ltd (together with Trebuchet, “Armour”). In conjunction with the Runoff Transaction, OneBeacon provided financing in the form of surplus notes with a par value of $101 million, which have a fair value of $65 million as of the date of close. See Note 2 - “Significant Transactions” of the accompanying consolidated financial statements.
With the closing of the Runoff Transaction, OneBeacon has completed its transformation into a specialty insurance company and its balance sheet and risk profile have changed significantly. Its exposure to claims from policies related to the Runoff Business, such as commercial general liability, including asbestos and environmental exposures and workers compensation policies, is now limited to the value of the surplus notes. Post Runoff Transaction, OneBeacon’s total outstanding reserves for accident years 2003 and prior total $300,000, and less than $9 million for accident years 2006 and prior.
As of December 31, 2014 and 2013, OneBeacon had $3.6 billion and $5.2 billion of total assets, with the decrease due to the Runoff Transaction. At both dates, OneBeacon had $1.1 billion of common shareholders’ equity. As of December 31, 2014 and 2013, White Mountains reported $259 million and $274 million of non-controlling interest related to its ownership in OneBeacon. As of December 31, 2014 and 2013, White Mountains owned 75.3% and 75.2% of OneBeacon Ltd.’s outstanding common shares. OneBeacon wrote $1.2 billion and $1.1 billion in net written premiums in 2014 and 2013, respectively.

Business Overview
Generally, property and casualty insurance companies write insurance policies in exchange for premiums paid by their customers (the insureds). An insurance policy is a contract between the insurance company and the insured where the insurance company agrees to pay for losses suffered by the insured or a third party claimant that are covered under the contract. Such contracts are often subject to subsequent legal interpretation by courts, legislative action and arbitration.
OneBeacon writes both property insurance and casualty insurance. Property insurance generally covers the financial consequences of accidental losses to the insured’s property, such as a business’s building, inventory and equipment or personal property. Casualty insurance (often referred to as liability insurance) generally covers the financial consequences of a legal liability of an individual or an organization resulting from negligent acts and omissions causing bodily injury and/or property damage to a third party. Premiums from ocean and inland marine, certain commercial multiple peril and fire and allied lines generally represent OneBeacon’s property lines of business, and claims from such business are typically reported and settled in a relatively short period of time. Premiums from general liability, workers compensation, commercial auto liability and certain commercial multiple peril policies generally represent OneBeacon’s casualty lines of business, and claims from such business can take years, even decades, to settle. OneBeacon’s Specialty Products and Specialty Industry divisions each write business in both the property and casualty lines, as well as other lines of business such as accident and health insurance and credit insurance. In addition, OneBeacon began writing multiple peril crop insurance (“MPCI”) in 2013, which has a short time between premium collection and claim payments, and surety business in 2012, which typically has few losses, but those can be very severe.
OneBeacon’s net written premiums by line of business for the years ended December 31, 2014, 2013 and 2012 consist of the following:

Net written premiums by line of business	Year Ended December 31,
Millions	2014	2013	2012

Property lines
Ocean and inland marine	$201.9	$187.1	$214.2
Commercial multi-peril and auto	82.0	70.1	52.7
Fire and allied	44.7	51.9	50.5
Private passenger auto (1)	—	2.4	99.7
Total property lines	328.6	311.5	417.1

Casualty lines
General liability	402.1	391.8	371.2
Automobile liability	91.4	55.8	74.8
Workers compensation	83.7	79.4	71.9
Other casualty	40.3	38.5	36.5
Total casualty lines	617.5	565.5	554.4

Other lines
Accident and health	149.8	141.4	152.7
Credit and other	58.0	55.6	53.3
Crop	34.1	4.0	—
Surety	28.9	10.6	1.7
Total other lines	270.8	211.6	207.7
Total	$1,216.9	$1,088.6	$1,179.2
(1) The decline in Private Passenger Auto net written premiums in 2013 is due to OneBeacon’s exit from the collector car and boat business on January 1, 2013.

OneBeacon derives substantially all of its revenues from premiums, investment income and net realized and unrealized investment gains and losses on investment securities. Premiums received from insureds are recognized as revenue over the period of time that insurance coverage is provided (i.e., ratably over the life of the policy). Unearned premiums represent the potion of premiums written that are applicable to future insurance coverage provided by policies. A significant period of time often elapses between receipt of insurance premiums and payment of insurance claims. During this time, OneBeacon invests the premiums, earns investment income and generates net realized and unrealized gains and losses on investment activities.

Insurance companies incur a significant amount of their total expenses from policy obligations, which are commonly referred to as claims. In settling claims, various loss adjustment expenses (“LAE”) are incurred such as insurance adjusters’ fees and litigation expenses. Loss and LAE are categorized by the year in which the claim is incurred, or “accident year.” In the following calendar years, as OneBeacon increases or decreases its estimate for the ultimate loss and LAE for claims incurred in prior accident years, they will record favorable or unfavorable loss reserve development, which is recorded in the current calendar year period. In addition, insurance companies incur policy acquisition expenses, such as commissions paid to agents and premium taxes, and other expenses related to the underwriting process, including employee compensation and benefits. The key measure of relative underwriting performance for an insurance company is the combined ratio. An insurance company’s GAAP combined ratio is calculated by adding the ratio of incurred loss and LAE to earned premiums (the “loss and LAE ratio”) and the ratio of policy acquisition and other underwriting expenses to earned premiums (the “expense ratio”). A combined ratio under 100% indicates that an insurance company is generating an underwriting profit. However, when considering investment returns, insurance companies operating at a combined ratio of greater than 100% can be profitable.

Insurance Business
OneBeacon’s insurance business is comprised of fourteen underwriting units that are aggregated into two insurance divisions: Specialty Products and Specialty Industries. OneBeacon’s Specialty Products division offers distinct products and tailors coverages and services to a broad customer base across the United States. OneBeacon’s Specialty Industries division focuses on solving the unique needs of targeted industry groups on a national scale. OneBeacon has added, and expects to continue to add, new businesses both organically and through acquisition, guided by its focus on profitable growth while prudently managing underwriting risk. OneBeacon’s net written premiums by division for the years ended December 31, 2014, 2013 and 2012 consist of the following:

Division	Year Ended December 31,
Millions	2014	2013	2012
Specialty Products	$606.9	$509.6	$630.9
Specialty Industries	610.0	579.0	548.3
Total	$1,216.9	$1,088.6	$1,179.2

Specialty Products
For the years ended December 31, 2014, 2013 and 2012, OneBeacon’s Specialty Products net written premiums by underwriting unit were as follows:

Underwriting Unit	Year Ended December 31,
Millions	2014	2013	2012
Professional Insurance	$351.7	$348.9	$340.7
Tuition Reimbursement	70.5	65.9	65.1
Programs	50.8	20.5	.3
Crop	35.1	4.3	—
Specialty Property	32.2	40.4	34.0
Collector Cars and Boats	—	—	179.7
Other Specialty Products	66.6	29.6	11.1
Total Specialty Products	$606.9	$509.6	$630.9

A description of business written by each underwriting unit in OneBeacon’s Specialty Products follows:

OneBeacon Professional Insurance (“Professional Insurance”)
Professional Insurance writes professional liability products for a specialized customer base, including hospitals, managed care organizations, long-term care facilities, medical facilities, physician groups, media organizations, design professionals, financial services and technology providers. Additionally, Professional Insurance provides employment practices liability, management liability and other tailored products for complex organizations including health care provider excess insurance and HMO reinsurance. General liability, property and workers compensation coverages are also available for financial institutions. Professional Insurance policies are primarily issued on a “claims made” basis, which generally covers claims that are made against an insured during the time period when a liability policy is in effect, regardless of when the event causing the loss occurred. This coverage differs from “claims occurrence” basis policies, which generally cover losses on events that occur during a period specified in the policy, regardless of when the claim is reported. In December 2014, OneBeacon sold the renewal rights to its lawyers’ professional liability business to Argo Group US, Inc., a member of Argo Group International Holdings, Ltd. (the “LPL Transaction”). The LPL Transaction included policies expiring on or after January 1, 2015 on approximately $30 million of expiring premium.

Tuition Reimbursement
A.W.G. Dewar, Inc. (“Dewar”) has been a leading provider of tuition reimbursement insurance since 1930. Dewar’s product protects both schools and parents from the financial consequences of a student's withdrawal or dismissal from school. OneBeacon owns 82% of Dewar.

OneBeacon Program Group (“Programs”)
Programs provides a full range of multi-line package insurance for select specialty programs overseen by dedicated agencies that perform all policy administration functions. Products are available on an admitted and nonadmitted basis. Programs works primarily with managing general agents and managing general underwriters, commonly referred to as program administrators.

OneBeacon Crop Insurance (“Crop”)
Beginning in 2013, through OneBeacon’s exclusive relationship with a managing general agency, Climate Crop Insurance Agency, LLC (“The Climate Corporation”), Crop offers MPCI through the federal crop insurance program administered by the U.S. Department of Agriculture’s Risk Management Agency. OneBeacon and The Climate Corporation also offer crop-hail products to supplement the federal crop insurance program.

OneBeacon Specialty Property (“Specialty Property”)
Specialty Property provides excess property and inland marine solutions for layered insurance policies. Target classes of business include apartments and condominiums, commercial real estate, small-to-medium manufacturing, retail/wholesale, education and public entities. Specialty Property products are provided primarily through surplus lines wholesalers.

Collector Cars and Boats
Prior to January 1, 2013, OneBeacon offered tailored coverages primarily for collector vehicles through an exclusive partnership with Hagerty Insurance Agency (“Hagerty”). In January 2013, OneBeacon and Hagerty terminated their relationship.

Other Specialty Products:

OneBeacon Environmental (“Environmental”)
Environmental specializes in environmental risk solutions designed to address a variety of exposures for a broad range of businesses, including multiline casualty placements for the environmental industry. The product suite includes commercial general liability, contractors environmental liability, professional services liability, environmental premises liability, products pollution liability, follow-form excess, environmental excess and business auto.

OneBeacon Surety Group (“Surety”)
OneBeacon Surety Group offers a broad range of commercial bonds targeting Fortune 2500 and large private companies written through a network of independent agencies, brokers and wholesalers. Business is serviced through eight regions throughout the United States.

Other Specialty
Effective as of November 1, 2013, OneBeacon entered into a quota share agreement with SSIE, under which OneBeacon reinsured certain private passenger auto business from SSIE. Effective January 1, 2015, this business from SSIE was placed with Sirius Group.

Specialty Industries
For the years ended December 31, 2014, 2013 and 2012, OneBeacon’s Specialty Industries net written premiums by underwriting unit were as follows:

Underwriting Unit	Year Ended December 31,
Millions	2014	2013	2012
International Marine Underwriters	$192.6	$181.0	$160.1
Technology	133.1	131.8	121.0
Accident	113.4	105.9	102.0
Entertainment	88.6	76.8	71.4
Government Risks	82.3	83.4	62.3
Energy	—	.1	31.5
Total Specialty Industries	$610.0	$579.0	$548.3

A description of business written by each underwriting unit in OneBeacon’s Specialty Industries follows:

International Marine Underwriters (“IMU”)
IMU traces its roots to the early 1900s, and offers a full range of ocean and inland marine insurance solutions. Ocean marine products include, but are not limited to: commercial hull and marine liabilities at both the primary and excess levels; ocean and air cargo with coverage extensions such as inland transit, warehousing and processing; yachts; and several marine “package” products with comprehensive property, auto and liability coverage. Inland marine solutions include builders' risks, contractors' equipment, energy, installation floaters, fine arts, motor truck cargo, transportation, miscellaneous articles floaters, warehousemen's legal liability and other inland marine opportunities.

OneBeacon Technology Insurance (“Technology”)
OneBeacon’s Technology unit provides insurance solutions for specific technology segments including information technology, telecommunications, electronic manufacturing, integration contractors, instrument manufacturers and clean tech/solar. Tailored products and coverages include property, general liability, business auto, commercial umbrella, workers compensation, international, technology errors or omissions, information risks, data privacy and communications liability. Specialized technology insurance expertise, innovation and service are delivered through dedicated underwriting, risk control and claims staff.

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

OneBeacon Energy Group (“Energy”)
OneBeacon exited Energy in the fourth quarter of 2013, except for certain inland marine accounts that were transferred into IMU. Energy had been focused on middle-market upstream and midstream conventional energy businesses, alternative and renewable energy producers, alternative fuel producers and related service and manufacturing enterprises.

Geographic Concentration
Substantially all of OneBeacon’s net written premiums are derived from business produced in the United States. For the years ended December 31, 2014, 2013 and 2012, business was produced in the following states:

	Year Ended December 31,
Net written premiums by state	2014	2013	2012
California	16%	16%	16%
New York	10	10	9
Texas	7	7	7
Florida	6	5	5
District of Columbia	5	6	5
Other	56	56	58
Total	100%	100%	100%

Marketing and Distribution
OneBeacon offers its products and services through a network of approximately 2,400 independent agents, regional and national brokers, wholesalers and managing general agencies. OneBeacon selectively enters these relationships with producers who demonstrate an understanding of OneBeacon’s target markets, capabilities and the specialized needs of their clients. OneBeacon believes this selective distribution approach creates greater insight into the underwriting and management of the risks associated with OneBeacon’s particular lines of business. Further, OneBeacon believes that agents and brokers will continue to represent a significant share of the business OneBeacon desires going forward.

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
OneBeacon actively monitors pricing activity and measures its use of tiers, credits, debits and limits. In addition, OneBeacon regularly updates base rates to achieve targeted returns on capital and attempts to shift writings away from lines and classes where pricing is inadequate. To the extent changes in premium rates, policy forms or other matters are subject to regulatory approval (see “REGULATION—United States” on page 29 and “Risk Factors—Regulation may restrict our ability to operate” on page 42), OneBeacon proactively monitors its pending regulatory filings to facilitate, to the extent possible, their prompt processing and approval. Lastly, OneBeacon expends considerable effort to measure and verify exposures and insured values.

Competition
Property and casualty insurance is highly competitive. OneBeacon’s businesses each compete against a different subset of companies. In general, OneBeacon competes in one or more of its businesses with most of the large multi-line insurance companies, such as ACE, AIG, Chubb Group, CNA, Liberty Mutual, Travelers and Zurich Insurance Group. OneBeacon also competes with most of the specialty companies, such as HCC Insurance Holdings, Inc., The Navigators Group, Inc., Markel Corporation, RLI Corp. and W.R. Berkley Corporation. Lastly, some of OneBeacon’s businesses compete with various local and regional insurance companies.
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
OneBeacon has adopted a total claims cost management approach that gives equal importance to controlling claims handling expenses, legal expenses and claims payments, enabling it to lower the sum of the three. This approach requires the utilization of a considerable number of conventional metrics to monitor the effectiveness of various programs designed to lower total loss costs. OneBeacon uses the metrics to prevent the implementation of expense containment programs that will cost more than it expects to save.
OneBeacon’s claims department uses an online claims system to record reserves, payments and adjuster activity. The system also helps claim handlers identify recovery potential, estimate property damage, evaluate claims and identify fraud. OneBeacon’s commitment and performance in fighting insurance fraud has reduced claim costs and aided law enforcement investigations.

Catastrophe Risk Management and Reinsurance Protection
OneBeacon’s insurance subsidiaries enter into ceded reinsurance contracts from time to time to protect their businesses from losses due to concentration of risk, to manage their operating leverage ratios and to limit losses arising from catastrophic events. Catastrophes are severe losses resulting from a wide variety of events. While its exposure to catastrophe losses has decreased meaningfully as a result of its repositioning in recent years as a specialty-only company, OneBeacon is still exposed to catastrophe losses. The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could be material to OneBeacon’s operating results and financial condition. Examples of catastrophes include losses caused by earthquakes, wildfires, hurricanes and other types of storms and terrorist acts. The extent of losses caused by a catastrophic event is a function of severity and the amount and type of insured exposure in the affected area. In the normal course of business, OneBeacon's insurance subsidiaries seek to limit losses that may arise from catastrophes or other events through individual risk selection, imposing deductibles and limits, limiting its concentration of insurance in catastrophe-prone areas, such as coastal regions, and reinsuring with third-party reinsurers.
OneBeacon uses models (primarily AIR Worldwide (“AIR”) Touchstone version 2.0) to estimate potential losses from catastrophes. OneBeacon uses this model output in conjunction with other data to manage its exposure to catastrophe losses based on a probable maximum loss (“PML”) forecast to quantify its exposure to a 1-in-250-year catastrophe event.
OneBeacon purchases a general catastrophe reinsurance treaty with unaffiliated reinsurers to manage its exposure to large catastrophe losses. Effective May 1, 2014, OneBeacon renewed its property catastrophe reinsurance program through April 30, 2015. The program provides coverage for OneBeacon’s property business as well as certain acts of terrorism. Under the program, the first $20 million of losses resulting from any single catastrophe are retained and 100% of the next $110 million of losses resulting from the catastrophe are reinsured. The part of a catastrophe loss in excess of $130 million would be retained in full. In the event of a catastrophe, OneBeacon’s property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium. OneBeacon anticipates that the $130 million limit is more than sufficient to cover the maximum hurricane and earthquake losses with a modeled 0.4% probability of occurrence (1-in-250-year). This $130 million limit was reduced from the $150 million limit that OneBeacon’s previous catastrophe reinsurance program provided, as a result of lower catastrophe exposure as a specialty-focused company.
In addition to the corporate catastrophe reinsurance protection, OneBeacon also purchases dedicated reinsurance protection for certain lines of business. OneBeacon’s specialty property business purchases a dedicated property catastrophe program providing 100% coverage for $30 million of loss in excess of $10 million, which inures to the benefit of the property catastrophe reinsurance program described previously. This treaty limit cannot be reinstated.
OneBeacon also purchases property-per-risk reinsurance coverage to reduce large loss volatility. The property-per-risk reinsurance program reinsures 100% of losses in excess of $5 million, down from $10 million for 2013, up to $100 million. Individual risk facultative reinsurance is purchased above $100 million. The property-per-risk treaty provides one limit of reinsurance protection for losses in excess of $5 million up to $100 million on an individual risk basis for certified acts of foreign terrorism committed on behalf of any foreign person or foreign interest. However, any nuclear events, or biological, chemical or radiological terrorist attacks are not covered.
In addition to the coverage provided under these treaties, OneBeacon utilizes a number of other catastrophe and general insurance treaties covering specific lines of business. See Note 4—“Third-Party Reinsurance” of the accompanying consolidated financial statements for descriptions of the significant types of our reinsurance agreements.
As reinsurance contracts do not relieve OneBeacon of its obligation to its policyholders, collectability of balances due from reinsurers is important to OneBeacon’s financial strength.

Terrorism
OneBeacon’s current third party reinsurance programs provide varying degrees of coverage for terrorism events. OneBeacon’s overall terrorism exposure is reduced by the Terrorism Act, which is a federal program administered by the Department of the Treasury that provides for a shared system of public and private compensation for commercial property and casualty losses resulting from events that reach the threshold for losses ($100 million in 2015 and increasing $20 million per year in subsequent years until the threshold becomes $200 million in 2020) and are certified as an act of terrorism by the U.S. Secretary of the Treasury, in concurrence with the Secretary of Homeland Security and the Attorney General of the United States. The current program was signed into law on January 12, 2015 and is authorized through December 31, 2020. See Note 4—“Third-Party Reinsurance” of the accompanying consolidated financial statements for a further description of the Terrorism Act, including OneBeacon’s estimated retention level.
All losses that result from a nuclear, biological, chemical or radiological terrorist attack are excluded from the Company's current third party reinsurance program. OneBeacon's property catastrophe treaty also excludes acts of terrorism certified pursuant to the Terrorism Act and committed by an individual or individuals acting on behalf of any foreign person or foreign interest. OneBeacon's casualty clash treaty provides coverage for losses that result from certified and non-certified acts of terrorism, on an aggregated basis, subject to a maximum of one full treaty limit. OneBeacon's property per risk, casualty and workers compensation treaties each provide full coverage for certified acts of terrorism on behalf of a non-foreign person or interest, but are sublimited to one full treaty limit for certified acts of terrorism committed on behalf of any foreign person or foreign interest. OneBeacon's healthcare treaty is sublimited to one full treaty limit of coverage for all acts of terrorism.
OneBeacon closely monitors and manages its concentration of risk for terrorism losses by geographic area. OneBeacon controls its exposures so that the total maximum expected loss from a terrorism event within any half-mile radius in a metropolitan area or around a target risk will not exceed $450 million on a pre-tax basis before considering the federal government participation under the Terrorism Act. Reports monitoring OneBeacon’s terrorism exposures are generated quarterly. In addition, OneBeacon’s underwriting process evaluates all potential new business to determine if it would add exposure to an already existing concentration of risk or would individually add significant risk. As a result, OneBeacon believes that it has appropriately limited its exposure to losses from terrorist attacks. Nonetheless, risks insured by OneBeacon remain exposed to terrorist attacks and, even considering the coverage provided by the Terrorism Act, the possibility remains that losses resulting from future terrorist attacks could prove to be material.

Loss and LAE Reserves
OneBeacon establishes loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain. See “CRITICAL ACCOUNTING ESTIMATES — Loss and LAE Reserves — OneBeacon” on page 87 for a full discussion regarding OneBeacon’s loss reserving process.
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
Section II shows the cumulative amount of net loss and LAE paid relating to recorded liabilities as of the end of each succeeding year. Section III shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid loss and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency (the average number of claims submitted per policy during a given period of time) and severity (the average value per claim during a given period of time) patterns, becomes known. Section IV shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2014. Section V shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2014. Section VI shows the cumulative gross (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2014.

	OneBeacon Loss and LAE(1) Year Ended December 31,
($ in millions)	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
I. Liability for unpaid loss and LAE:
Gross balance	$211.4	$376.7	$436.1	$480.2	$627.1	$702.1	$835.1	$868.5	$1,000.0	$1,054.3	$1,342.2
Less reinsurance recoverable on unpaid losses and LAE	(14.5)	(46.8)	(30.6)	(24.3)	(49.6)	(43.8)	(53.6)	(61.6)	(107.3)	(80.2)	(161.6)
Net balance	$196.9	$329.9	$405.5	$455.9	$577.5	$658.3	$781.5	$806.9	$892.7	$974.1	$1,180.6
II. Cumulative amount of net liability paid through:
1 year later	58.1	126.8	96.6	97.8	154.8	219.4	306.3	339.0	332.7	380.2
2 years later	76.6	168.7	132.3	159.4	235.2	357.0	474.4	505.7	561.6
3 years later	95.4	185.4	167.2	197.3	294.4	436.3	560.1	616.7
4 years later	101.2	205.1	183.9	230.3	331.4	477.1	611.2
5 years later	105.0	214.1	195.3	244.7	346.8	501.6
6 years later	106.6	218.7	199.6	252.6	354.7
7 years later	106.9	221.4	201.9	256.2
8 years later	108.7	222.2	202.6
9 years later	109.0	222.5
10 years later	109.0
III. Net Liability re-estimated as of:
1 year later	179.9	325.9	308.1	391.1	492.9	630.2	751.7	799.5	892.7	1,063.8
2 years later	152.4	269.6	267.8	335.4	459.3	595.8	743.8	806.9	950.0
3 years later	128.1	243.1	243.2	318.8	416.1	589.6	733.2	830.3
4 years later	119.1	238.8	227.1	297.4	413.5	576.9	733.6
5 years later	118.2	228.8	224.8	294.3	396.9	567.1
6 years later	111.8	229.5	221.6	280.8	385.0
7 years later	110.1	230.2	216.0	272.9
8 years later	111.2	227.6	211.3
9 years later	109.9	227.0
10 years later	109.3
IV. Cumulative net redundancy/ (deficiency)	$87.6	$102.9	$194.2	$183.0	$192.5	$91.2	$47.9	($23.4)	($57.3)	($89.7)
Percent redundant/(deficient)	44.5%	31.2%	47.9%	40.1%	33.3%	13.9%	6.1%	(2.9)%	(6.4)%	(9.2)%
V. Reconciliation of net liability re- estimated as of the end of the latest re-estimation period (see III above):
Gross re-estimated liability	$128.9	$302.2	$240.6	$308.2	$425.2	$602.1	$768.1	$861.6	$1,098.9	$1,177.6
Less: gross re-estimated reinsurance recoverable	(19.6)	(75.2)	(29.3)	(35.3)	(40.2)	(35.0)	(34.5)	(31.3)	(148.9)	(113.8)
Net re-estimated liability	$109.3	$227.0	$211.3	$272.9	$385.0	$567.1	$733.6	$830.3	$950.0	$1,063.8
VI. Cumulative gross redundancy/(deficiency)	$82.5	$74.5	$195.5	$172.0	$201.9	$100.0	$67.0	$6.9	($98.9)	($123.3)
Percent redundant/(deficient)	39.0%	19.8%	44.8%	35.8%	32.2%	14.2%	8.0%	0.8%	(9.9)%	(11.7)%
(1) The 10-year table consists of activity related to OneBeacon’s loss and LAE reserves from Specialty Products and Specialty Industries, as well as $23.8 in losses ceded to OBIC, one of the entities sold as part of the Runoff Transaction and excludes other balances and activity related to the Runoff Business, AutoOne and loss and LAE reserves related to the personal lines business that OneBeacon sold in 2010, which are treated as Discontinued Operations in the GAAP financial statements.

The following table reconciles loss and LAE reserves determined on a statutory basis to loss and LAE reserves determined in accordance with GAAP as of December 31, as follows:

	December 31,
Millions	2014	2013
Statutory reserves	$1,180.6	$2,199.9
Reinsurance recoverable on unpaid losses and LAE(1)	161.6	80.2
Runoff Business(2)	—	(1,225.8)
GAAP reserves	$1,342.2	$1,054.3

(1)	Represents adjustments made to add back reinsurance recoverables included with the presentation of reserves under regulatory accounting.

(2)
Represents loss and LAE reserves related to the Runoff Business, which are presented as liabilities held for sale in the December 31, 2013 GAAP balance sheet. Also includes adjustments made for certain reinsurance recoverables on unpaid losses that have a different presentation for statutory than for GAAP.

OneBeacon’s Senior Notes
In November 2012, OneBeacon U.S. Holdings, Inc. (“OBH”), an intermediate holding company of OneBeacon, issued $275 million face value of senior unsecured notes (the “OBH Senior Notes”) through a public offering, at an issue price of 99.9%. The net proceeds from the issuance of the OBH Senior Notes were used to repurchase OBH’s existing outstanding senior notes that were issued in May 2003. The OBH Senior Notes, which are fully and unconditionally guaranteed as to the payment of principal and interest by OneBeacon Ltd., bear an annual interest rate of 4.6%, payable semi-annually in arrears on May 9 and November 9 until maturity on November 9, 2022. See Note 7 - “Debt” for more details regarding the OBH Senior Notes.

SIRIUS GROUP

Sirius Group provides reinsurance and insurance products for property, accident and health, aviation and space, trade credit, marine, agriculture, and certain other exposures on a worldwide basis through its subsidiary, Sirius International. Sirius International, which is the largest reinsurance company domiciled in Scandinavia based on gross written premiums, owns Sirius America and sponsors Syndicate 1945.  Sirius Group’s White Mountains Solutions division also specializes in the acquisition and management of runoff liabilities for insurance and reinsurance companies both in the United States and internationally. See “White Mountains Solutions” on page 13. In 2014, Sirius Group established Sirius Bermuda Insurance Ltd. (“Sirius Bermuda”) as a class 3A licensed Bermuda insurer.
Sirius Group has offices in Australia, Belgium, Bermuda, Connecticut, Copenhagen, Hamburg, London, Miami, New York, Singapore, Stockholm, Toronto and Zurich. As of December 31, 2014 and 2013, the Sirius Group segment had $5.0 billion and $5.1 billion of total assets and $1.6 billion and $1.5 billion of common shareholder’s equity, respectively.  The Sirius Group segment wrote $1,137 million and $1,120 million in gross written premiums and $883 million and $877 million in net written premiums in 2014 and 2013, respectively.

Business Overview
Sirius Group writes reinsurance business that covers property, trade credit, marine, agriculture, and certain other exposures and writes direct insurance business in accident and health, aviation and space and other lines.
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
Sirius Group writes direct insurance business through several managing general underwriters (“MGUs”). Sirius Group has narrowly defined underwriting standards in place for these MGUs that are closely monitored by Sirius Group staff. In addition to the day-to-day interactions that Sirius Group has with the MGUs, audits are performed on a regular basis.
The majority of Sirius Group's premiums are derived from excess of loss and proportional reinsurance contracts, which in 2014 amounted to 58% and 20%, respectively, of its total net written premiums, while primary direct business represented 22% of total net written premiums. In 2014, Sirius Group obtained $127 million, or 11%, of its gross written premiums through International Medical Group, Inc. (“IMG”), which is the largest MGU writing direct medical insurance business on Sirius Group’s behalf.

A significant period of time normally elapses between the receipt of reinsurance premiums from ceding companies and insurance premiums for MGUs and the payment of claims. While premiums are generally paid to the reinsurer or insurer following inception of the underlying coverage, the claims process is delayed and generally begins upon the occurrence of an event causing an insured loss followed by: (1) the reporting of the loss by the insured to its broker or agent; (2) the reporting by the broker or agent to the ceding company or MGU; (3) the reporting by the ceding company to its reinsurance intermediary or agent; (4) the reporting by the reinsurance intermediary or agent to the reinsurer; (5) the ceding company’s or MGU’s adjustment and payment of the loss; and (6) the payment to the ceding company or MGU by the reinsurer. During this time, reinsurers or insurers invest the premiums and earn investment income and generate net realized and unrealized investment gains and losses on investments. The period of time between the receipt of premiums and the payment of claims is typically longer for a reinsurer and an insurer working through MGUs than for a primary insurer.

Classes of Business
The following table shows Sirius Group’s net written premiums by class of business for the years ended December 31, 2014, 2013 and 2012:

Business class	Year Ended December 31,
Millions	2014	2013	2012
Property	$292.5	$275.2	$248.5
Accident and health	230.3	203.1	270.0
Property catastrophe excess	200.9	231.3	236.5
Aviation and space	51.2	46.4	53.8
Marine	42.3	45.3	42.2
Trade credit	36.2	50.4	62.5
Agriculture	16.1	13.9	21.5
Contingency	11.8	8.8	11.3
Casualty	1.2	2.2	1.4
Total	$882.5	$876.6	$947.7

For each of the years ended December 31, 2014, 2013 and 2012, 78%, 80%, and 82%, respectively, of Sirius Group’s net written premiums were for reinsurance products, with the remainder being insurance products. Sirius Group expanded its direct business capabilities in the United States for the accident and health line, which has resulted in increased direct insurance business.

Property
Sirius Group is a leader in the broker market for property reinsurance treaties written on a proportional and excess of loss basis.  For its international business, the book consists of treaty, written on both a proportional and excess of loss basis, facultative, and direct business, primarily in Europe, Asia and Latin America. In the United States, the book predominantly centers on significant participations on proportional and excess of loss treaties for carefully chosen partners in the excess & surplus lines segment of the market.

Accident and Health
Sirius Group is a direct insurer of accident and health (“A&H”) insurance business in the United States, either on an admitted or surplus lines basis, as well as international business written through IMG. Sirius Group also writes proportional and excess treaties covering employer medical stop loss for per person (specific) and per employer (aggregate) exposures. In addition, Sirius Group writes some medical, health and personal accident coverages written on a treaty, facultative and direct basis.

Property Catastrophe Excess
Property catastrophe excess of loss reinsurance treaties cover losses from catastrophic events. Sirius Group writes a worldwide portfolio with the largest concentration of exposure in Europe and the United States, and seeks to set prices and terms on treaties wherever possible. The U.S. book written in Bermuda has a national account focus supporting principally the lower and/or middle layers of large capacity programs. Additionally, Stockholm writes a U.S. portfolio mainly consisting of select small regional and standard lines carriers. The exposures written in the international portfolio are diversified across many countries, regions, perils and layers.

Aviation and Space
Aviation insurance covers loss of or damage to an aircraft and the aircraft operations’ liability to passengers, cargo and hull as well as to third parties. Additionally, liability arising out of non-aircraft operations such as hangars, airports and aircraft products can be covered. Space insurance primarily covers loss of or damage to a satellite during launch and in orbit.  The book consists of treaty, written on both a proportional and excess of loss basis, facultative, and direct business.

Marine
Sirius Group provides marine reinsurance, primarily written on an excess of loss and proportional basis.  Coverage offered includes damage to ships and goods in transit, marine liability lines, and offshore energy industry insurance. Sirius Group also writes yacht business, both on a reinsurance and a direct basis. The marine portfolio is diversified across many countries and regions.

Trade Credit
Sirius Group writes credit and bond reinsurance, mostly on companies with worldwide operations. Debtors are primarily based in Europe and Asia (including China), with Europe representing approximately 49% of Sirius Group’s net exposure. The bulk of the business is traditional short-term commercial credit insurance, covering pre-agreed domestic and export sales of goods and services with typical coverage periods of 60 to 120 days. Losses under these policies are correlated to adverse changes in a respective country’s gross national product.

Agriculture
Sirius Group provides stop loss reinsurance coverage to companies writing U.S. government-sponsored MPCI. Sirius Group’s participation is net of the government’s stop loss reinsurance protection. Sirius Group also provides coverage for crop-hail and certain named perils when bundled with MPCI business.  Sirius Group also writes agriculture business outside of the United States.

Contingency
Sirius Group underwrites contingency insurance for event cancellation and non-appearance, primarily on a direct policy and facultative reinsurance basis.  Additionally, coverage for liabilities arising from contractual bonus, prize redemption and over-redemption is also offered.  The contingency portfolio is diversified across many countries and regions.

Lloyd’s Syndicate 1945
Syndicate 1945 was established by Sirius Group and began writing business on July 1, 2011. Initially, Syndicate 1945 was authorized by Lloyd’s to write accident and health and contingency business. In 2013, this was extended to include the other core lines of property and marine business.  On July 1, 2014, Sirius Group established its own Lloyd’s managing agent, Sirius International Managing Agency, to manage Syndicate 1945. Syndicate 1945 underwrote premiums of $109 million in 2014 and $89 million in 2013.  The business now authorized by Lloyd’s to be written by Syndicate 1945 also includes bloodstock (which principally covers the value of an animal if it dies as a result of accident, disease or illness) and terrorism lines, in addition to marine energy and cargo lines, which are new for 2015. Lloyd’s approved stamp capacity for Syndicate 1945 in 2015 is £105 million, or approximately $164 million (based on the December 31, 2014 GBP to USD exchange rate).

White Mountains Solutions
White Mountains Solutions is a Connecticut-based division of Sirius Group specializing in the acquisition and management of runoff liabilities for insurance and reinsurance companies both in the United States and internationally.  The White Mountains Solutions team is comprised of a dedicated group of financial, actuarial and claims professionals experienced in the management and resolution of complex insurance liabilities as well as the structuring of transactions designed to enable owners to exit an insurance business and extract trapped capital. Acquisitions typically involve transactions at a significant discount to book value and/or retrospective reinsurance agreements, including loss portfolio transfers (“LPTs”), and undergo an extensive due diligence process. Sirius Group can derive value from these transactions not only from the discounted purchase price, but also from the investment income on insurance float, the potential settlement of claims below the carried level of reserves and the harvesting of other embedded assets, including the value of shell companies and licenses.

Since its formation in 2000, White Mountains Solutions has executed fourteen transactions, which have resulted in approximately $179 million of cumulative after-tax income through December 31, 2014. A description of the transactions executed by White Mountains Solutions from 2010 through 2014 follows below.
In 2014, White Mountains Solutions completed an LPT from the U.S. insurance subsidiary of a major international financial services company. Loss reserves and cash consideration of approximately $37 million were assumed by White Shoals Re, Ltd. (“White Shoals”), a wholly-owned Bermuda reinsurance company.
In 2013, White Mountains Solutions completed the acquisitions of Ashmere Insurance Company (“Ashmere”, formerly known as American Fuji Fire and Marine Insurance Company) from American International Group, Inc. (“AIG”) for an after-tax gain of $7 million and Empire Insurance Company (“Empire”) from Leucadia National Corporation for an after-tax gain of $7 million. In October 2014, White Mountains Solutions entered into an agreement to sell Ashmere to Agency Bonding Captives, Inc. as a “shell company” for $6 million in excess of statutory surplus, which is expected to result in a GAAP pre-tax gain of under $1 million. The liabilities of Ashmere were transferred to a Sirius Group affiliate during the fourth quarter of 2014 and the transaction is expected to close during the first quarter of 2015 subject to receipt of all necessary regulatory approvals.
In 2012, White Mountains Solutions completed the acquisitions of four runoff entities, including Physicians Insurance Company of Ohio (“PICO”) and Citation Insurance Company (“Citation”) from PICO Holdings for $15 million and the acquisition of 100% of the stock of two AIG runoff subsidiaries, Woodridge Insurance Company (“Woodridge”, formerly known as American General Indemnity Company) and Oakwood Insurance Company (“Oakwood”, formerly known as American General Property Insurance Company) for $35 million. In 2013, the net assets of PICO were transferred to Oakwood and PICO was subsequently dissolved. In July 2013, White Mountains Solutions entered into an agreement to sell Citation as a “shell company” to CopperPoint Mutual Insurance Company for $1 million in excess of statutory surplus. The sale was completed on January 2, 2014 following the transfer of the Citation reserves to a Sirius Group affiliate.
In 2011, Sirius Group completed a transaction led by White Mountains Solutions to acquire the runoff loss reserve portfolio of Old Lyme Insurance Company Ltd. (“Old Lyme”), a Bermuda reinsurer in runoff since 2008. Old Lyme’s loss reserves of approximately $23 million were transferred via novation agreements into White Shoals. The transaction resulted in an after-tax gain of $7 million.
In 2010, White Mountains Solutions completed the acquisition of Central National Insurance Company of Omaha (“Central National”) from Drum Financial Corporation for $5 million. Central National ceased writing business in 1989 and had operated under the control of the Nebraska Department of Insurance since 1990. The transaction resulted in an after-tax gain of $13 million.

Sirius Capital Markets
In May 2013, Sirius Group formed Sirius Capital Markets to offer property catastrophe insurance linked security products to third party institutional investors. In the fourth quarter of 2014, Sirius Group decided to change the strategic direction of Sirius Capital Markets and, as a result, entities that were formed for this initiative are being dissolved or redeployed.

Geographic Concentration
The following table shows Sirius Group’s net written premiums by geographic region based on the location of the ceding company or reinsurer for the years ended December 31, 2014, 2013 and 2012:

Geographic region	Year Ended December 31,
Millions	2014	2013	2012
United States (1)	$402.6	$371.9	$433.2
Europe	277.7	313.0	293.4
Canada, the Caribbean, Bermuda and Latin America	99.8	94.9	104.7
Asia and Other	102.4	96.8	116.4
Total	$882.5	$876.6	$947.7
(1) The increase in net premiums written in the United States in 2014 was primarily due to an increase in direct accident and health premiums.

Marketing and Distribution
For reinsurance business, Sirius Group obtains most of its submissions from reinsurance intermediaries that represent the ceding company. The process of placing an intermediary reinsurance program typically begins when a ceding company enlists the aid of a reinsurance intermediary in structuring a reinsurance program. The ceding company and the reinsurance intermediary will often consult with one or more lead reinsurers as to the pricing and contract terms for the reinsurance protection being sought. Once the ceding company has approved the terms quoted by the lead reinsurer, the reinsurance intermediary will offer participation to qualified reinsurers until the program is fully subscribed. Sirius Group considers both the reinsurance intermediary and the ceding company to be its clients. Sirius Group has developed strong business relationships over a long period of time with the management of many of its ceding companies and reinsurance intermediaries.
Sirius Group pays ceding companies a ceding commission under most proportional reinsurance treaties and some excess of loss reinsurance treaties. The ceding commission is generally based on the ceding company’s cost of acquiring and administering the business being reinsured (e.g., agent commissions, premium taxes and certain miscellaneous expenses). The ceding commissions paid to ceding companies constitute the majority of Sirius Group’s total acquisition costs. Additionally, Sirius Group pays reinsurance intermediaries commissions based on negotiated percentages of the premium they produce on a per treaty or certificate basis. In addition, Sirius Group pays certain MGUs profit commissions based upon the underwriting profit of the business they produce.
For direct insurance business, Sirius Group enters into agreements with select MGUs, who then market Sirius Group’s insurance products to the general public.
During 2014, Sirius Group obtained $127 million, or 11%, of its gross written premiums through IMG. During 2013, Sirius Group received 11% of its gross written premiums through IMG. During 2012, Sirius Group received no more than 10% of its gross written premiums from any individual ceding company. During the years ended December 31, 2014, 2013 and 2012, Sirius Group received a majority of its gross reinsurance premiums written from three major, third-party reinsurance intermediaries as detailed in the following table:

	Year Ended December 31,
Gross written premium by intermediary	2014	2013	2012
AON Re/Benfield	26%	29%	32%
Guy Carpenter	19	20	19
Willis Re	10	11	8
	55%	60%	59%

Underwriting and Pricing
Sirius Group maintains a disciplined underwriting strategy which, while considering overall exposure, focuses on writing more business when market terms and conditions are favorable and reducing business volume during soft markets when terms and conditions become less favorable. Sirius Group offers clients a wide range of insurance and reinsurance products across multiple lines of business to satisfy their risk management needs.
Sirius Group derives its reinsurance business from a broad spectrum of ceding companies, including national, regional, specialty, and excess and surplus lines writers, both internationally and in the United States. Sirius Group derives its direct insurance business through several MGUs, which source business internationally and in the United States. Sirius Group prices its products by assessing the desired return on the expected capital needed to write a given contract and on the expected underwriting results of the contract. Sirius Group’s pricing indications are based on a number of underwriting factors including historical results, analysis of exposure and estimates of future loss costs, a review of other programs displaying similar exposure characteristics and the MGU’s or ceding company’s underwriting and claims experience. Additionally, in the United States, Sirius Group’s underwriters, actuaries and claims personnel perform audits of all MGUs and certain ceding companies. Generally, ceding company audits are not customary outside the United States.
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
Sirius Group competes for business in Europe, Bermuda, the United States, and other international markets with numerous global competitors. Sirius Group's competitors include other insurance and reinsurance companies and underwriting syndicates at Lloyd’s of London, as well as London Market Companies. Some of the companies that Sirius Group competes directly with include Alleghany Corporation, Allied World Assurance Company Holdings AG, Arch Capital Group Ltd., Aspen Insurance Holdings Ltd., Axis Capital Holdings, Ltd., Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., General Reinsurance Corporation, Hannover Ruckversicherung AG, Montpelier Re Holdings, Ltd., Munich Re Group, Odyssey Re Holdings Corp., PartnerRe Ltd., Platinum Underwriters Holdings Ltd., Renaissance Re Holdings Ltd., Scor Global P&C, Swiss Re Group, Validus Holdings, Ltd., and XL Capital Ltd. A number of these competitors have recently announced acquisition and merger plans. These acquisition/merger plans may have effects on the reinsurance market in the future, including items such as the availability of displaced underwriting teams and/or submission line share allocations.
In addition, in recent years the persistent low interest rate environment and ease of entry into the reinsurance sector has led to increased third-party alternative capital competition in the property catastrophe excess reinsurance line. This alternative capital provides collateralized property catastrophe protection in the form of catastrophe bonds, industry loss warranties, sidecars and other vehicles that facilitate the ability for non-reinsurance entities, such as hedge funds and pension funds, to compete for property catastrophe excess reinsurance business outside of the traditional treaty market. Sirius Group has observed reduced pricing and/or reduced shares in certain property catastrophe excess reinsurance markets as a result. This alternative capacity is expanding into lines of business other than property catastrophe.

Claims Management
Sirius Group maintains a staff of experienced reinsurance and insurance claim specialists. Its claims specialists work closely with reinsurance intermediaries and MGUs to obtain specific claims information on reinsurance claims from reinsurers and on submitted direct claims from MGUs. Where customary or appropriate, Sirius Group’s claims staff performs selective on-site claim reviews to assess an MGU’s claim handling abilities and, where customary or appropriate, a ceding company’s claim handling abilities and reserve techniques. In addition, Sirius Group’s claims specialists review loss information provided by ceding companies and MGUs for adequacy and accuracy. The results of these claim reviews are shared with the underwriters and actuaries to assist them in pricing products and establishing loss reserves.
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
Sirius Group licenses third-party global property catastrophe models from AIR, EQECAT, Inc. (“EQE”) and Risk Management Solutions Inc. (“RMS”), which are three of the leading vendors of industry-standard catastrophe modeling software, as well as utilizing its own proprietary models to calculate expected probable maximum loss estimates (“PML”) from various property natural catastrophe scenarios. Sirius Group prices its property catastrophe contracts using the aforementioned third-party software and internal models and other methods. In 2012, Sirius Group started using a new proprietary property underwriting and pricing tool (“GPI”), which consolidates and reports on all its worldwide property exposures.  GPI is used to calculate individual and aggregate PMLs by statistically blending multiple third-party and proprietary models for property, A&H and marine. For business that Sirius Group determines to have exposure to natural catastrophic perils, as part of its underwriting process it models and assesses the exposure to assess whether there is an appropriate premium for the exposure.

The following table provides an estimate of Sirius Group’s three largest PML zones on a per occurrence basis for 1-in-100 and 1-in-250 year events at January 2015 as measured by net after-tax exposure:

				Sirius Group Net After-Tax Loss
($ in millions)	Modeled Industry Loss	Sirius Group Gross Loss	Net After Reinsurance and Reinstatements	Net After Tax	Net After-Tax as % of Adjusted GAAP Capital(1)	Net After-Tax as % of Adjusted GAAP Common Shareholder’s Equity(1)
	1-in-100 year event
Southeast U.S.	$154,928	$324	$289	$216	9%	12%
West Coast U.S.	$44,283	$247	$218	$160	7%	9%
Europe	$41,534	$411	$165	$129	5%	7%

	1-in-250 year event
Southeast U.S.	$173,492	$487	$427	$323	14%	19%
West Coast U.S.	$76,726	$419	$379	$285	12%	16%
Northeast U.S.	$51,962	$434	$346	$265	11%	15%

(1)
Adjusted GAAP capital and common shareholder’s equity as of December 31, 2014 for Sirius Group is determined on a legal-entity basis and excludes $30 of equity in net unrealized gains from Symetra’s fixed maturity portfolio, net of taxes.

In addition to the above, Sirius Group also has significant exposure to United States Gulf Coast windstorms (i.e., Florida to Texas), New Madrid earthquakes, and, to a lesser extent, Asia/Pacific, Latin American and Canadian windstorms and earthquakes.
AIR, EQE and RMS provide new versions of their models on a periodic basis, usually annually or every other year, which Sirius Group may implement for use after having engaged in appropriate testing and achieving comfort with the model enhancements. With GPI, Sirius Group’s PML reporting methodology for exposures in the United States approximates an averaging of AIR and RMS, further adjusted for each treaty by underwriting judgment regarding the specific exposures underlying each cedant's portfolio. For exposures in countries other than the United States, Sirius Group chooses either AIR, EQE, or RMS for PML reporting based on underwriting and actuarial assessment as to the integrity of the model by territory and underlying data availability. The model of choice is then further adjusted in GPI for each treaty by underwriting judgment regarding the specific exposures underlying each cedant's portfolio.
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
Catastrophe modeling is inherently uncertain due to process risk (i.e. the probability and magnitude of the underlying event) and parameter risk (i.e. the probability of making inaccurate model assumptions). See “Risk Factors - Unpredictable catastrophic events could adversely affect our results of operations and financial condition” for a further discussion.
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

Reinsurance Protection
Sirius Group’s reinsurance protection primarily consists of proportional and excess of loss protections to cover A&H, aviation, trade credit, energy & marine and property exposures. Attachment points and coverage limits vary by region around the world. Sirius Group’s core proportional property reinsurance programs provide protection for parts of the non-proportional treaty accounts written in Europe, the Americas, Asia, the Middle East, and Australia. These reinsurance protections are designed to increase underwriting capacity where appropriate, and to reduce exposure both to large catastrophe losses and to a frequency of smaller loss events. At January 1, 2015, the protection provided by the proportional program for the United States has been enhanced with an additional quota share treaty covering non-proportional property catastrophe exposures, through which 20% of this business is ceded up to a per program limit of $15 million per cedant.
Sirius Group purchases excess of loss reinsurance protection for its facultative and direct property portfolios. The protection has been renewed at January 1, 2015 with the same structure as for 2014, with a $15 million excess of a $5 million retention for business written in Stockholm, Hamburg, London and Syndicate 1945. An additional $15 million of reinsurance protection in excess of a $20 million retention is in place for the facultative and direct property portfolios written in Stockholm and Hamburg, as well as a further $2.5 million of second loss coverage in excess of a retention of $2.5 million. Sirius Group also has $5 million of protection in excess of retention of $5 million for the London branch and Syndicate 1945 for facultative and direct U.S. catastrophe exposed business, which is in force through June 30, 2015.
Sirius Group has in place excess of loss retrocessional coverage for its non-U.S. and non-Japan earthquake-related exposures. This cover was renewed for one year at April 1, 2014, providing $40 million of reinsurance protection in excess of Sirius Group’s retention of $35 million and a further $17.5 million of partially placed coverage in excess of $75 million.
In addition to the above, Sirius Group periodically purchases industry loss warranty (“ILW”) contracts to augment its overall retrocessional program.  The following ILW contracts are currently in force:

Scope	Limit	Industry Loss Trigger	Expiration Date
European wind & flood	$5 million	$7.5 billion	March 31, 2015
European wind & flood	$5 million	$5 billion	March 31, 2015
European all natural perils	$15 million	$15 billion	December 31, 2015 (second event aggregate excess cover)
European wind & earthquake	$7.5 million	$5-$7.5 billion	March 31, 2016
United States all natural peril	$5 million	$20 billion	June 30, 2015
United States, European, Japan wind & earthquake	$30 million	$5-$10 billion	December 31, 2015 (multiple layer covers)

Sirius Group’s aviation reinsurance program is intended to reduce exposure to a frequency of small losses, a single large loss, or a combination of both. For the proportional and facultative aviation portfolios, reinsurance protection generally covers losses from events that cause a market loss in excess of $250 million up to a full policy limit of $2 billion. This program is in effect through November 2015. For the non-proportional aviation portfolio, reinsurance protection includes a 15% quota share treaty. In addition, the non-proportional portfolio is protected by ILWs totaling limits of $29.5 million. The ILWs attach at industry loss levels between $350 million and $1 billion.
For the marine yacht portfolio written by the London branch and Syndicate 1945, reinsurance coverage is in place for $14.75 million in excess of a retention of $250,000. Also, an energy & marine excess of loss coverage for Syndicate 1945 is in place for $16 million in excess of retention of $1.5 million, protecting both risk and catastrophe losses. These programs are in effect through April 30, 2015.
For accident and health, Sirius Group has excess of loss protection for 2015 covering personal accident and life of €10 million ($12 million based on the December 31, 2014 EUR to USD exchange rate) of protection in excess of a €5 million ($6 million based on the December 31, 2014 EUR to USD exchange rate) retention for the Stockholm, Hamburg, Liege and Singapore branches. In addition, Sirius America’s direct insurance portfolio includes quota share reinsurance of various percentages and a per claim high excess of loss cover, which has no limit for losses in excess of $1 million.
For 2014, Sirius Group ceded 20% and 50% of its trade credit and bond business, respectively, under a quota share retrocession, which supported growth in this line. The treaty was renewed for 2015 with a reduced cession of 10% for trade credit and 25% for the bond business.
For 2014, Sirius Group also ceded 30% of the direct contingency account written in the London branch and Syndicate 1945 on a proportional basis. The treaty was renewed at January 1, 2015. In addition, at January 1, 2015, a 20% variable quota share treaty cession was placed for risks exceeding $10 million.

Almost all of Sirius Group's excess of loss reinsurance protections, excluding ILWs which tend to only cover one loss event, include provisions that reinstate coverage at a cost of 100% or more of the original reinsurance premium.
As of December 31, 2014, Sirius Group had $322 million of reinsurance recoverables on paid losses and $11 million of reinsurance recoverables on unpaid losses that will become recoverable if claims are paid in accordance with current reserve estimates. Because retrocessional reinsurance contracts do not relieve Sirius Group of its obligation to its insureds, the collectability of balances due from Sirius Group's reinsurers is critical to its financial strength. Sirius Group monitors the financial strength and ratings of retrocessionaires on an ongoing basis. See Note 4 - “Third-party Reinsurance” to the accompanying consolidated financial statements for a discussion of Sirius Group's top reinsurers.

Loss and LAE Reserves
Sirius Group establishes loss and LAE reserves that are estimates of future amounts needed to pay claims and related expenses for insured events that have already occurred. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain. See “CRITICAL ACCOUNTING ESTIMATES — Loss and LAE Reserves — Sirius Group” on page 93 for a full discussion regarding Sirius Group’s loss reserving process.
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
Section II shows the cumulative amount of net loss and LAE paid relating to recorded liabilities as of the end of each succeeding year. Section III shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid loss and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency and severity patterns, becomes known. Section IV shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2014. Section V shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2014. Section VI shows the cumulative gross (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2014.

	Sirius Group Loss and LAE
	Year Ended December 31,
($ in millions)	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
I. Liability for unpaid loss and LAE:
Gross balance	$3,864.3	$4,308.8	$3,708.8	$3,252.3	$2,735.5	$2,444.4	$2,441.3	$2,343.7	$2,168.9	$2,025.0	$1,809.8
Less reinsurance recoverable on unpaid losses and LAE	(1,149.8)	(1,633.6)	(1,142.5)	(806.4)	(555.0)	(578.6)	(450.5)	(339.7)	(321.6)	(347.9)	(322.2)
Net balance	$2,714.5	$2,675.2	$2,566.3	$2,445.9	$2,180.5	$1,865.8	$1,990.8	$2,004.0	$1,847.3	$1,677.1	$1,487.6
II. Cumulative amount of net liability paid through:
1 year later	941.0	949.4	721.7	726.2	637.4	276.2	475.3	561.1	479.6	402.2
2 years later	1,369.4	1,442.9	1,302.0	1,164.5	760.8	533.0	794.6	826.6	707.7
3 years later	1,684.9	1,942.5	1,645.2	1,207.4	972.5	789.2	945.1	995.0
4 years later	2,052.4	2,225.6	1,649.2	1,486.6	1,200.3	910.6	1,058.9
5 years later	2,246.0	2,192.3	1,804.3	1,693.8	1,307.0	1,009.3
6 years later	2,170.9	2,325.5	1,997.3	1,784.8	1,397.1
7 years later	2,265.1	2,499.2	2,077.8	1,867.5
8 years later	2,430.7	2,570.5	2,156.3
9 years later	2,495.5	2,642.8
10 years later	2,561.4
III. Net Liability re-estimated as of:
1 year later	2,771.9	2,893.2	2,575.4	2,525.7	2,159.4	1,808.5	1,943.9	1,969.5	1,798.9	1,579.3
2 years later	2,802.9	3,032.5	2,775.8	2,539.8	2,140.6	1,797.5	1,966.8	1,939.2	1,691.3
3 years later	2,917.9	3,164.9	2,749.3	2,517.2	2,124.6	1,790.4	1,965.0	1,857.5
4 years later	3,063.6	3,133.3	2,743.4	2,510.7	2,129.6	1,795.2	1,909.7
5 years later	3,021.4	3,124.8	2,741.7	2,527.0	2,136.5	1,758.2
6 years later	3,013.1	3,134.3	2,774.4	2,533.2	2,107.1
7 years later	3,017.9	3,174.0	2,782.9	2,512.7
8 years later	3,065.0	3,184.6	2,766.6
9 years later	3,076.3	3,178.1
10 years later	3,065.3
IV. Cumulative net (deficiency)/ redundancy	($350.8)	($502.9)	($200.3)	($66.8)	$73.4	$107.6	$81.1	$146.5	$156.0	$97.8
Percent (deficient)/redundant	(12.9)%	(18.8)%	(7.8)%	(2.7)%	3.4%	5.8%	4.1%	7.3%	8.4%	5.8%
V. Reconciliation of net liability re-estimated as of the end of the latest re-estimation period (see III above):
Gross re-estimated liability	$3,714.6	$5,049.2	$3,868.9	$3,282.3	$2,625.1	$2,280.5	$2,277.7	$2,175.3	$1,943.7	$1,877.4
Less: gross re-estimated reinsurance recoverable	(649.3)	(1,871.1)	(1,102.3)	(769.6)	(518.0)	(522.4)	(367.9)	(317.7)	(252.4)	(298.1)
Net re-estimated liability	$3,065.3	$3,178.1	$2,766.6	$2,512.7	$2,107.1	$1,758.1	$1,909.8	$1,857.6	$1,691.3	$1,579.3
VI. Cumulative gross redundancy/(deficiency)	$149.7	$(740.4)	$(160.1)	$(30.0)	$110.4	$163.9	$163.6	$168.4	$225.2	$147.6
Percent redundant/(deficient)	3.9%	(17.2)%	(4.3)%	(0.9)%	4.0%	6.7%	6.7%	7.2%	10.4%	7.3%

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
Sirius Group’s net incurred losses from A&E claims have totaled $237 million over the past ten years. Although losses arising from A&E claims were on contracts that were not underwritten by Sirius Group but rather assumed by Sirius Group through acquisitions, Sirius Group is liable for any additional losses arising from such contracts. Accordingly, Sirius Group cannot guarantee that it will not incur additional A&E losses in the future. Refer to “CRITICAL ACCOUNTING ESTIMATES” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details of Sirius Group’s A&E reserves.

The following table reconciles loss and LAE reserves determined on a regulatory basis to loss and LAE reserves determined in accordance with GAAP as of December 31, as follows:

	December 31,
Millions	2014	2013
Regulatory reserves	$1,481.9	$1,673.4
Reinsurance recoverable on unpaid losses and LAE(1)	327.5	349.3
Discount on loss reserves	.9	2.5
Purchase accounting and other	(.5)	(.2)
GAAP reserves	$1,809.8	$2,025.0

(1)
Represents adjustments made to add back reinsurance recoverables included with the presentation of reserves under regulatory accounting. Includes recoverables on intercompany treaties that are eliminated in consolidation.

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
The SIG Preference Shares included an initial fixed annual dividend rate of 7.506%. In June 2017, the fixed rate will move to a floating rate equal to the greater of (i) 7.506% and (ii) 3-month LIBOR plus 320 bps. In July 2013, SIG executed a 5-year forward LIBOR cap (the “Interest Rate Cap”) for the period from June 2017 to June 2022 to protect against a significant increase in interest rates during that 5-year period. The Interest Rate Cap economically fixes the annual dividend rate on the SIG Preference Shares from June 2017 to June 2022 at 8.30%. The cost of the Interest Rate Cap was an upfront premium of 395 bps of the $250 million notional value, or $10 million for the full notional amount. See Note 9 - “Derivatives - Interest Rate Cap” for more details regarding the Interest Rate Cap.
In March 2007, SIG issued $400 million face value of senior unsecured notes (the “SIG Senior Notes”) at an issue price of 99.715%. The SIG Senior Notes, which were issued in an offering that was exempt from the registration requirements of the Securities Act of 1933, bear an annual interest rate of 6.375%, payable semi-annually in arrears on March 20 and September 20, until maturity in March 2017. See Note 7 - “Debt” for more details regarding the SIG Senior Notes.

HG GLOBAL/BAM

The first mutual bond insurance company in the United States, BAM is owned by and operated for the benefit of the municipal issuers that use its municipal bond insurance. BAM, which is domiciled in New York, provides insurance on municipal bonds issued to support essential U.S. public purposes such as schools, utilities, core governmental functions and existing transportation facilities. BAM’s mission is to deliver market access and substantial interest cost savings for issuers of municipal bonds and durable protection against loss for municipal bondholders. HG Global is domiciled in Bermuda and was established to fund the startup of BAM, and through its subsidiary, HG Re, to provide reinsurance to BAM. In 2012, HG Global was capitalized with $609 million to purchase surplus notes from BAM and to fund HG Re.
BAM charges a premium for the issuance of each municipal bond insurance policy. A portion of the premium is a member’s surplus contribution (“MSC”), which gives the issuer the right to receive dividends (subject to regulatory approval), and the remainder is a risk premium to compensate for the cost of risk. In the event of a refunding, the MSC from the original issuance will be reutilized and serve as a credit toward the insurance cost on the refunding bonds.
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
BAM launched in July 2012 after securing an “AA/stable” rating from Standard & Poor’s Financial Services LLC (“Standard & Poor’s”) (“AA” is the third highest of twenty-one financial strength ratings assigned by Standard & Poor’s).  HG Global, together with its subsidiaries, funded the initial capitalization of BAM through the purchase of $503 million of BAM Surplus Notes.  BAM and HG Re entered into a first loss reinsurance treaty (“FLRT”), under which HG Re will provide first loss protection up to 15% of par outstanding on each bond insured by BAM in exchange for 60% of the risk premium, net of a ceding commission, charged by BAM.

HG Re’s obligations under the FLRT are satisfied by the assets in two collateral trusts: a Regulation 114 Trust and a Supplemental Trust.  Losses required to be reimbursed to BAM by HG Re are subject to an aggregate limit equal to the assets held in the collateral trusts at any point in time.  The Regulation 114 Trust target balance is equal to ceded unearned premiums and unpaid ceded loss and LAE expenses, if any.  The Supplemental Trust target balance is equal to approximately $400 million.  The collateral trust balances must be at target levels before excess capital can be distributed out of the Supplemental Trust to HG Re.  At any point in time, if the sum of the Regulation 114 Trust balance and the Supplemental Trust balance equal zero, BAM may choose to terminate the FLRT on a runoff basis. However, HG Re can elect to continue the FLRT by depositing into the Regulation 114 Trust assets with a fair market value not less than the greater of (i) $100 million or (ii) 10% of the then Regulation 114 Trust target balance.  At inception, the Supplemental Trust contained $300 million of BAM Surplus Notes and $100 million of cash and fixed income securities.  As the BAM Surplus Notes are repaid over time, the BAM Surplus Notes will be replaced in the Supplemental Trust by cash and fixed income securities.
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
As of December 31, 2014 and 2013, White Mountains owned 96.9% and 97.3% of HG Global's preferred equity and 88.4% and 88.7% of its common equity. As of December 31, 2014 and 2013, HG Global had $704 million and $675 million of total assets and $583 million and $606 million of shareholders’ equity, $18 million and $17 million of which is included in non-controlling interest. As of December 31, 2014 and 2013, White Mountains reported $488 million and $486 million of total assets and $(122) million and $(98) million of members’ equity related to BAM, all of which is included in non-controlling interest.

Competition
The municipal bond insurance industry is highly competitive. BAM competes for business with Assured Guaranty (“Assured”), National Public Finance Guarantee (“National”), the dedicated municipal insurance subsidiary of MBIA, Inc., and Berkshire Hathaway Assurance, although it has not been active recently.
Pricing is heavily influenced by competition. BAM, Assured and National participate in a competitive marketplace and seek to differentiate themselves from one another in a number of ways, including financial strength ratings, claims paying resources and underwriting strategies. Over time, the strength of the mutual model gives BAM the ability to become the low cost industry utility, serving the municipal market exclusively. BAM believes it has a competitive advantage because, unlike its competitors, it has no legacy exposure to Puerto Rico and other troubled issuers, mortgage-backed bonds, derivatives or other structured financings. In addition, BAM seeks to increase the level of transparency with respect to its insured portfolio and each insured issuer. In order to allow issuers and investors in BAM-insured bonds to monitor financial strength first-hand, BAM periodically publishes Obligor Disclosure Briefs (“ODB”) on every insured issuer. ODBs are accessible by CUSIP, obligor, state or sector on BAM’s website.
Pricing is also driven by credit spreads.  Credit spread is the incremental yield that investors demand for taking credit risk.  When the difference in credit spreads is narrow between higher and lower rated bonds, municipal bond insurance provides less cost savings to issuers than it would during periods when the difference in credit spreads between higher and lower rated bonds is wide, which results in decreased demand and/or lower premium levels for municipal bond insurance.

Insured Portfolio
The following tables present BAM’s insured portfolio by asset class. It includes all financial guaranty insurance contracts outstanding as of December 31, 2014 and 2013:

Gross Par Outstanding and Average Credit Rating by Asset Class
Millions	December 31, 2014		December 31, 2013
Sector	Gross Par Outstanding	Average Credit Rating(1)	Gross Par Outstanding	Average Credit Rating(1)
General Obligation	$8,188.9	A	$3,191.8	A
Utility	1,615.3	A	671.9	A
Dedicated Tax	1,222.0	A	192.4	A-
General Fund	736.4	A	388.6	A+
Public Higher Education	311.7	A	73.6	A
Transportation	257.8	A	154.9	A-
Other Public Finance	30.4	A	30.5	A
Total gross par outstanding	$12,362.5	A	$4,703.7	A
(1) The average credit ratings are based on Standard & Poor’s credit ratings, or if unrated by Standard & Poor’s, the Standard & Poor’s equivalent of credit ratings provided by Moody’s Investor Service (“Moody’s”)

The following tables presents BAM’s ten largest direct exposures based upon gross par outstanding, the percentage of total gross par outstanding, and Standard & Poor’s credit ratings, or if unrated by Standard & Poor’s, credit ratings provided by Moody’s, as of December 31, 2014:

Millions	Gross Par Outstanding	Percent of Total Gross Par Outstanding	Credit Rating
New Jersey Transportation Trust Fund Authority, Gas Tax - State	$110.0	0.9%	A- (1)
Shreveport, City of, LA (Caddo Parish), Water & Sewer	109.1	0.9	BBB+ (1)
Chicago, City of, IL (Cook County)	103.0	0.8	A+ (1)
Jersey City, City of, NJ (Hudson County)	103.0	0.8	A1 (2)
Illinois, State of, IL	94.4	0.8	A- (1)
Chicago Board of Education, IL (Cook County)	90.0	0.7	A+ (1)
Sweetwater Union HSD, CA (San Diego County)	82.3	0.7	A+ (1)
Oyster Bay, Town of, NY (Nassau County)	81.4	0.7	BBB (1)
Natomas USD, CA (Sacramento County)	78.7	0.6	A (1)
Twin Rivers USD, CA, (Sacramento & Placer Counties)	77.4	0.6	A+ (1)
Total of top ten exposures	$929.3	7.5%
(1) “A+” is the fifth highest, “A” is the sixth highest, “A-“ is the seventh highest, “BBB+” is the eighth highest and “BBB” is the ninth highest of twenty-eight credit ratings assigned by Standard & Poor’s.
(2) “A1” is the fifth highest of twenty-one credit ratings assigned by Moody’s.

The following table presents the geographic distribution of the BAM’s insured portfolio as of December 31, 2014:

Millions	Number of Risks	Gross Par Outstanding	Percent of Total Gross Par Outstanding
California	158	$2,701.9	21.9%
Texas	291	2,370.2	19.2
Pennsylvania	157	1,894.2	15.3
New York	124	1,207.9	9.8
Illinois	70	813.9	6.6
New Jersey	32	502.5	4.1
Louisiana	16	325.5	2.6
Michigan	27	318.3	2.6
Arizona	17	191.8	1.6
Florida	10	189.6	1.5
Other states	180	1,846.7	14.8
Total insured portfolio	1,082	$12,362.5	100.0%

The following table sets forth BAM’s insured portfolio by issue size of exposure as of December 31, 2014:

Original Par Amount Per Issue	Number of Risks	Gross Par Outstanding	Percent of Total Gross Par Outstanding
Less than $10 million	734	$3,640.6	29.4%
$10 to $50 million	317	6,543.6	53.0%
$50 to $100 million	27	1,753.2	14.2%
$100 to $200 million	4	425.1	3.4%
Total insured portfolio	1,082	$12,362.5	100.0%

OTHER OPERATIONS

White Mountains’s Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary (WM Advisors), its variable annuity reinsurance business (WM Life Re), which is in runoff, its ownership positions in Tranzact, QuoteLab, Wobi and Star & Shield, as well as various other investments and entities.

WM Advisors
WM Advisors is a registered investment adviser that manages White Mountains’s investment portfolio, which consists of fixed maturity investments, short-term investments, common equity securities, convertible fixed maturity and preferred investments (collectively “ convertibles”) and other long-term investments, including hedge funds and private equity funds. WM Advisors also has investment management agreements with third parties, most notably with Symetra Financial Corporation (“Symetra”). As of December 31, 2014, WM Advisors had approximately $36 billion in assets under management, $5 billion of which related to consolidated subsidiaries of White Mountains and $31 billion of which related to Symetra.
On January 1, 2015, WM Advisors restructured its investment management agreement with Symetra and transitioned the management of certain investment functions to an in-house team at Symetra, which is composed principally of individuals formerly employed by WM Advisors. WM Advisors will continue to manage a portfolio of core fixed income investments on a going-forward basis. As of December 31, 2014, this portfolio had a fair value of $22 billion.

Tranzact
Tranzact is a New Jersey-based provider of end-to-end customer acquisition solutions to the insurance sector. Tranzact leverages and integrates sophisticated digital, data and direct marketing solutions to deliver qualified leads, fully-provisioned sales and robust customer management systems to brands seeking to acquire and manage large numbers of customers. Tranzact derives its revenues from a brand-focused business model that supports the direct-to-consumer distribution capabilities of large insurance companies and from online choice platforms, such as medicaresupplement.com and autoinsurance.com, where consumers can shop for their insurance needs.
In October 2014, White Mountains purchased 63.2% of Tranzact for a purchase price of $178 million. Immediately after the closing, Tranzact completed a recapitalization that allowed for the return of $44 million to White Mountains. As of December 31, 2014, White Mountains reported total assets of $326 million related to Tranzact, including $288 million of goodwill and intangible assets ($170 million net of non-controlling interests), and common shareholders’ equity of $224 million ($136 million net of non-controlling interests).

QuoteLab
QuoteLab, which also does business as MediaAlpha, is a California-based advertising technology company offering a transparent online exchange and sophisticated analytical tools that facilitate transactions between buyers (advertisers) and sellers (publishers) of insurance media (clicks and calls), including its own media inventory generated by owned-and-operated websites. Its exchange operates in four verticals: auto, home, health and life. In March 2014, White Mountains acquired 60% of the outstanding Class A common units of QuoteLab for an initial purchase price of $28 million, with additional consideration payable to the sellers in an amount equal to 62.5% of the 2015 gross profit in excess of the 2013 gross profit. As of December 31, 2104, White Mountains reported total assets of $66 million related to QuoteLab, including $51 million of intangible assets ($30 million net of non-controlling interests), and shareholders’ equity of $57 million ($34 million net of non-controlling interests). In 2014, QuoteLab was cash flow positive and dividends of $2 million to its owners, including White Mountains.

Wobi
Wobi is the leading insurance price comparison/aggregation business in Israel, with a carrier panel that represents 85% of the premiums written in the Israeli insurance market. Wobi sells four lines of business, primarily personal auto, and operates as an agency, charging upfront commissions on all policy sales. In February 2014, White Mountains acquired 54% of the outstanding common shares of Wobi for NIS 14.4 million ($4 million based upon the foreign exchange spot rate at the date of acquisition). During 2014, in addition to the common shares, White Mountains also purchased NIS 31.5 million ($9 million based upon the foreign exchange spot rates at the dates of acquisition) of newly-issued convertible preferred shares of Wobi. As of December 31, 2014, on a fully converted basis, White Mountains owned 63.3% of Wobi. As of December 31, 2014, White Mountains reported total assets of $16 million related to Wobi, including $8 million of intangible assets ($5 million net of non-controlling interests), and shareholders’ equity of $15 million ($9 million net of non-controlling interests).
On February 23, 2015, Wobi purchased 56% of Tnuva Financit Ltd., the owner of Cashboard, an Israeli company that provides online price comparisons of pension products, for total consideration of NIS 10 million (approximately $3 million).

Star & Shield
In January 2014, White Mountains acquired certain assets and liabilities of Star & Shield Holdings LLC, including Star & Shield Services LLC, Star & Shield Risk Management LLC and Star & Shield Claims Services LLC (collectively “Star & Shield”) for a purchase price of $2 million. Star & Shield provides management services for a fee to SSIE, a Florida-domiciled reciprocal insurance exchange that provides competitively priced private passenger auto insurance with specific coverage and discounts designed for public safety professionals.
During 2014, White Mountains also purchased $17 million of surplus notes issued by SSIE. Principal and interest on the SSIE Surplus Notes are payable to White Mountains only with approval from the Florida Office of Insurance Regulation. GAAP requires White Mountains to consolidate SSIE’s results in its financial statements. However, since SSIE is a reciprocal insurance exchange owned by its policyholders, its results do not affect White Mountains’s adjusted book value per share as they are attributed to non-controlling interests. As of December 31, 2014, Star & Shield had $2 million of total assets and $1 million of common shareholder’s equity. In addition, White Mountains reported $13 million of assets and ($12) million of members’ equity related to SSIE as of December 31, 2014, all of which is included in non-controlling interest.

WM Life Re
WM Life Re reinsures death and living benefit guarantees associated with certain variable annuities issued in Japan.  Sirius Group initially fronted the reinsurance contracts for, and was 100% reinsured by, WM Life Re. In October 2013, White Mountains and Tokio Marine completed a novation whereby Sirius Group’s obligations on the reinsurance contracts were transferred to WM Life Re. As a result, Sirius Group no longer has any obligation or liability relating to these agreements. In connection with this novation, White Mountains and Life Re Bermuda entered into a keep-well agreement, which obligates White Mountains to make capital contributions to Life Re Bermuda in the event that Life Re Bermuda’s shareholder’s equity falls below $75 million, provided however that in no event shall the amount of all capital contributions made by White Mountains under this agreement exceed $127 million. As of December 31, 2014, Life Re Bermuda had $76 million of shareholder’s equity and White Mountains’s maximum capital commitment under the keep-well agreement was $118 million. WM Life Re is in runoff and all of its contracts will mature by June 30, 2016.
WM Life Re has assumed the risk related to a shortfall between the account value and the guaranteed value that must be paid by the ceding company to an annuitant or to an annuitant’s beneficiary in accordance with the underlying annuity contracts.  The guaranteed value of the annuity contracts is equal to the initial single premium paid by the annuitant.  The annuity accounts are invested in four index funds: a Japanese government bond fund indexed to the Nomura Bond Performance Index (“Nomura BPI”) (roughly 35%), a foreign government bond fund indexed to the Citi World Group Government Bond Index, excluding Japan (“WGBI”) (roughly 35%), a Japanese equity fund indexed to the TOPIX Total Return Index (roughly 15%) and a foreign equity fund indexed to the MSCI Kokusai Total Return Index (roughly 15%).  The account is rebalanced monthly to maintain these same investment allocations. As of December 31, 2014, annuity contracts mature within 1 year on average (with a maximum of 1½ years and a minimum of ½ year remaining).  The guarantee made by the ceding company to its annuitants was economically equivalent to guaranteeing that the underlying investment accounts would earn a return of approximately 2.7% per annum.  The average account value of annuity contracts covered by WM Life Re was approximately 104% of their guarantee value at the inception of the reinsurance contracts.  Accordingly, the guarantee made in WM Life Re’s contracts was economically equivalent to guaranteeing that the underlying investment accounts would earn a return of approximately 2.3% per annum.
WM Life Re reinsured ¥200 billion (approximately $1.7 billion at the then current exchange rate) of guarantees in September 2006 and an additional ¥56 billion (approximately $0.5 billion at the then current exchange rate) in March 2007.  WM Life Re has not subsequently written any additional business and the last policy reinsured under WM Life Re’s existing contract will mature on June 30, 2016.  As of December 31, 2014, the total guarantee value was approximately ¥134 billion (approximately $1.1 billion at exchange rates on that date).  The average annual premium charged by WM Life Re under these contracts is equal to 113% times the total guarantee value.
WM Life Re uses derivative instruments, including put options, interest rate swaps, total return swaps on bond and equity indices, forward contracts and futures contracts on major equity indices, currency pairs and government bonds, to mitigate the market risks associated with changes in the fair value of the reinsured variable annuity guarantees. WM Life Re measures its net exposure to changes in relevant interest rates, foreign exchange rates, implied volatilities and equity markets on a daily basis and adjusts its economic hedge positions within risk guidelines established by a risk committee that contains members of White Mountains’s and WM Life Re’s senior management. WM Life Re continually fair values its liability and the related hedge assets.  The guarantee is economically substantially similar to having sold put options on a basket of the four index funds. WM Life Re also monitors the effects of annuitant related experience against actuarial assumptions (surrender and mortality rates) on a weekly basis and adjusts relevant assumptions and economic hedge positions if required.
Under the terms of its reinsurance contracts, WM Life Re is required to hold eligible assets (generally cash, short-term investments, fixed income securities, and hedge assets such as options and futures) equal to the fair value of the liability, as defined in the reinsurance contracts, for the benefit of the cedant.  Increases in the fair value of the liability in excess of the increase in value of the hedge assets, such as occurs in the case of decreases in surrender assumptions or underperformance of the hedging portfolio, must therefore be funded on a current basis while the actual amounts that must be paid to settle the contracts may not be known and generally will not become payable for a number of months.  White Mountains contributed $70 million and $25 million into WM Life Re during 2013 and 2012, respectively, to fulfill this requirement. White Mountains did not contribute any capital into WM Life Re during 2014.
See “CRITICAL ACCOUNTING ESTIMATES - Fair Value Measurements” on page 98 for a discussion of the sensitivity of WM Life Re’s results to changes in market and annuitant-related variables.

DISCONTINUED OPERATIONS

In December 2014, OneBeacon completed the Runoff Transaction and sold the Runoff Business to Armour. The sale included the transfer of certain legal entities that contain the assets, liabilities (including gross and ceded loss reserves) and capital supporting the Runoff Business as well as certain infrastructure, such as staff and office space. Additionally, as part of the Runoff Transaction, OneBeacon provided financing in the form of surplus notes.
In February 2012, OneBeacon completed the sale of AutoOne to Interboro Holdings, Inc. (“Interboro”). OneBeacon transferred to the buyer AutoOne Insurance Company and AutoOne Select Insurance Company, which contained the assets, liabilities, including loss reserves and unearned premiums, and capital supporting the AutoOne business, and transferred substantially all of the AutoOne infrastructure including systems and office space as well as certain staff.
Discontinued operations in White Mountains’s financial statements also included gains resulting from (1) a payment received from Allianz, the purchaser of White Mountains’s former subsidiary Fireman’s Fund Insurance Company (“FFIC”), related to the utilization of alternative minimum tax credits associated with the tax loss on the sale of FFIC in 1991, and (2) an interim payment from Allstate that primarily relates to the favorable development on loss reserves transferred in the sale of Esurance and Answer Financial.
See Note 22—“Discontinued Operations” of the accompanying consolidated financial statements for details of amounts included in net assets held for sale, net income (loss) from discontinued operations and gains (losses) from sales of discontinued operations.

INVESTMENTS

White Mountains’s investment philosophy is to maximize long-term total returns (after-tax) while taking prudent levels of risk and maintaining a diversified portfolio, and subject to White Mountains’s investment guidelines and various regulatory restrictions.  Under White Mountains’s philosophy, each dollar of after-tax investment income or investment gains (realized or unrealized) is valued equally.
White Mountains’s investment portfolio mix as of December 31, 2014 consisted in large part of high-quality, short-duration, fixed maturity investments and short-term investments. White Mountains also maintains a value-oriented equity portfolio that consists of common equity securities, convertibles and other long-term investments, including hedge funds and private equity funds. White Mountains’s management believes that prudent levels of investments in common equity securities, convertibles and other long-term investments are likely to enhance long-term after-tax total returns. See “Portfolio Composition” on page 72.
White Mountains’s fixed maturity investment strategy is to purchase securities that are attractively priced in relation to their investment risks. White Mountains also actively manages the average duration of the portfolio.  Duration was about 2.0 years including short-term investments and about 2.3 years excluding short-term investments as of December 31, 2014.
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

Prospector
WM Advisors has a sub-advisory agreement with Prospector, under which Prospector manages a large portion of White Mountains’s publicly-traded common equity securities and convertible fixed maturity securities. As of December 31, 2014, the value of White Mountains’s common equity and convertible fixed maturity securities managed by Prospector totaled $376 million, which represented 31% of White Mountains’s total common equity securities, convertible fixed maturity and preferred investments and other long-term investments. Prospector also provides consulting and advisory services to White Mountains through a separate agreement on matters such as asset allocation, hedge fund and private equity investments, capital management, and mergers and acquisitions.
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

Prospector Funds
White Mountains has also invested in Prospector Offshore Fund, Ltd. and Prospector Turtle Fund (collectively, the “Prospector Funds”), which are hedge funds, managed by Prospector, that pursue investment opportunities in a variety of equity and equity-related instruments, with a principal focus on the financial services sector and a special emphasis on the insurance industry.
As of December 31, 2014 and 2013, White Mountains owned approximately 68% and 72% of the limited partnership interests in Prospector Offshore Fund, Ltd. and as of December 31, 2013, owned approximately 69% of the limited partnership interests in Prospector Turtle Fund. In December 2014, White Mountains redeemed its entire interest in the Prospector Turtle Fund.  The Prospector Funds are consolidated within White Mountains’s financial statements for the periods that White Mountains was invested in the funds.
As of December 31, 2014 and 2013, the Prospector Offshore Fund had $136 million and $154 million of total assets and accounted for $65 million and $81 million of White Mountains’s net assets. As of December 31, 2013, the Prospector Turtle Fund had $95 million of total assets and accounted for $31 million of White Mountains’s net assets.

Symetra
In 2004, White Mountains, Berkshire Hathaway, Inc. (“Berkshire”) and several other private investors capitalized Symetra in order to purchase the life and investment operations of Safeco Corporation for $1.35 billion. The acquired companies focus mainly on group insurance, individual life insurance, structured settlements and retirement services. Symetra had an initial capitalization of approximately $1.4 billion, consisting of $1,065 million of common equity and $315 million of debt. White Mountains invested $195 million in Symetra in exchange for 17.4 million common shares, as adjusted for stock splits, of Symetra. In addition, White Mountains and Berkshire each received warrants to acquire an additional 9.5 million common shares of Symetra at $11.49 per share, as adjusted for stock splits. In June 2013, White Mountains executed a cashless exercise of its Symetra warrants, which resulted in the net issuance of 2.65 million common shares of Symetra in exchange for the warrants. As of December 31, 2014, White Mountains owned 20.05 million, or 17%, of Symetra’s outstanding common shares. Symetra’s common shares are traded under the symbol “SYA” on the New York Stock Exchange.
One White Mountains designee and one member of White Mountains’s Board of Directors currently serve on Symetra’s seven member board of directors. White Mountains accounts for its investment in common shares of Symetra under the equity method.
The following table presents the financial strength ratings assigned to Symetra’s principal insurance operating subsidiaries as of February 27, 2015:

	A.M. Best(1)	Fitch(2)	Moody’s(3)	Standard & Poor’s(4)
Rating	“A” (Excellent)	“A+” (Strong)	“A3” (Good)	“A” (Strong)
Outlook	Stable	Stable	Stable	Stable

(1)	“A” is the third highest of sixteen financial strength ratings assigned by A.M. Best Company (“A.M. Best”).

(2)	“A+” is the fifth highest of twenty-one financial strength ratings assigned by Fitch Ratings (“Fitch”).

(3)	“A3” is the seventh highest of twenty-one financial strength ratings assigned by Moody’s.

(4)	“A” is the sixth highest of twenty-one financial strength ratings assigned by Standard & Poor’s.

Symetra’s total revenues and net income for the years ended December 31, 2014, 2013 and 2012 were $2,182 million and $254 million, $2,104 million and $221 million, and $2,101 million and $205 million. As of December 31, 2014 and 2013, Symetra had total assets of $33.0 billion and $30.1 billion and shareholders’ equity of $3.4 billion and $2.9 billion. Symetra’s shareholders’ equity excluding unrealized gains (losses) from its fixed maturity investments was $2.4 billion and $2.3 billion as of December 31, 2014 and 2013.
As of December 31, 2014 and 2013, White Mountains’s investment in Symetra common shares was $374 million and $361 million, excluding $38 million and $(44) million of pre-tax equity in unrealized gains/(losses) from Symetra’s fixed maturity investments. Since inception, White Mountains has received a total of $132 million in cash dividends from Symetra.

REGULATION

United States
White Mountains’s U.S.-based insurance and reinsurance operating subsidiaries are subject to regulation and supervision in each of the states where they are domiciled and licensed to conduct business. Generally, state regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, statutory deposits, methods of accounting, form and content of financial statements, reserves for unpaid loss and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, annual and other report filings and other market conduct. In general, such regulation is for the protection of policyholders rather than shareholders. White Mountains believes that it is in compliance with all applicable laws and regulations pertaining to its business that would have a material effect on its financial position in the event of non-compliance.

State Accreditation and Monitoring
All states have laws establishing standards than an insurer must meet to maintain its license to write business. In addition, all states have enacted laws substantially similar to the National Association of Insurance Commissioners’ (“NAIC”) risk-based capital (“RBC”) standards for property and casualty insurers, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. The current RBC ratios of White Mountains’s active U.S.-based insurance and reinsurance operating subsidiaries are satisfactory and such ratios are not expected to result in any adverse regulatory action. White Mountains is not aware of any current recommendations by regulatory authorities that would be expected to have a material effect on its results of operations or liquidity.
The NAIC has a set of financial relationships or tests known as the Insurance Regulatory Information System (“IRIS”) to assist state insurance regulators in monitoring the financial condition of insurance companies and identifying companies that require special regulatory attention. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios (“IRIS ratios”), each with defined "usual ranges." Generally, regulators will begin to investigate or monitor an insurance company if its IRIS ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue or, in severe situations, assume control of the company. White Mountains currently believes that all of its U.S.-based insurance and reinsurance subsidiaries are within the normal IRIS range, and is not aware of any IRIS-related regulatory investigations related to its U.S.-based insurance and reinsurance operating subsidiaries.
Many states have laws and regulations that limit an insurer's ability to exit a market. For example, certain states prohibit an insurer from withdrawing from one or more lines of insurance business in the state without providing prior notice to or obtaining the state regulator's approval. State regulators may refuse to approve withdrawal plans on the grounds that they could lead to market disruption, or for other reasons, including political and tax-related reasons. Some states also limit canceling or non-renewing certain policies for specific reasons.
State insurance laws and regulations include numerous provisions governing marketplace activities of insurers, including provisions governing marketing and sales practices, policyholder services, claims management and complaint handling. State regulatory authorities generally test and enforce these provisions through periodic market conduct examinations.
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
Regulators in states that adopted the NAIC’s 2010 amendment to the Model Insurance Holding Company System Regulatory Act (the “Model Holding Company Act”) have enhanced authority to regulate insurers as well as their affiliated entities. The amendment to the Model Holding Company Act requires the ultimate controlling person in an insurer’s holding company structure to identify and report to state insurance regulators material risks within the structure that could pose enterprise risk to the insurer. While some states have substantially adopted the Model Holding Company Act, others have not yet passed the legislation.

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

Guaranty Funds and Mandatory Shared Market Mechanisms
As a condition of their license to do business in certain states, White Mountains’s U.S.-based insurance and reinsurance operating subsidiaries are required to participate in guaranty funds, in which licensed insurers within the state bear a portion of the loss suffered by some claimants due to the insolvency of other insurers in that state. Certain states also impose mandatory shared market mechanisms, with each state dictating the types of insurance and the level of coverage that must be provided. The most common type of shared market mechanism in which White Mountains is required to participate is an assigned risk plan. Many states operate assigned risk plans. These plans require insurers licensed within the applicable state to accept the applications for insurance policies of customers who are unable to obtain insurance in the voluntary market. The total number of such policies an insurer is required to accept is based on its market share of voluntary business in the state. Underwriting results related to assigned risk plans are typically adverse. Accordingly, White Mountains may be required to underwrite policies with a higher risk of loss than it would otherwise accept.
Reinsurance facilities are another type of shared market mechanism. Reinsurance facilities require an insurance company to accept all applications submitted by certain state designated agents. The reinsurance facility then allows the insurer to cede some of its business to the reinsurance facility and the facility will reimburse the insurer for claims paid on ceded business. Typically, however, reinsurance facilities operate at a deficit, which is funded through assessments against the same insurers. As a result, White Mountains could be required to underwrite policies with a higher risk of loss than it would otherwise voluntarily accept.

Pricing, Investments and Dividends
Nearly all states have insurance laws requiring property and casualty insurance companies to file their rates, rules and policy or coverage forms with the state’s regulatory authority. In most cases, such rates, rules and forms must be approved prior to use. While pricing laws vary from state to state, their objectives are generally to ensure that rates are not excessive, unfairly discriminatory or used to engage in unfair price competition. The ability and timing of White Mountains’s U.S.-based insurance and reinsurance subsidiaries to increase rates are dependent upon the regulatory requirements in each state.
White Mountains’s U.S.-based insurance and reinsurance operating subsidiaries are subject to state laws and regulations that require investment portfolio diversification and that dictate the quality, quantity and general types of investments they may hold. Non-compliance may cause non-conforming investments to be non-admitted when measuring statutory surplus and, in some instances, may require divestiture. White Mountains’s investment portfolio as of December 31, 2014 complied with such laws and regulations in all material respects.
One of the primary sources of cash inflows for the Company and certain of its intermediate holding companies is dividends received from its insurance and reinsurance operating subsidiaries. Under the insurance laws of the states under which White Mountains’s U.S.-based insurance and reinsurance operating subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. See “Dividend Capacity” on page 75 for further discussion.

Holding Company Structure
White Mountains is subject to regulation under certain state insurance holding company acts. These regulations contain reporting requirements relating to the capital structure, ownership, financial condition and general business operations of White Mountains’s insurance and reinsurance operating subsidiaries. These regulations also contain special reporting and prior approval requirements with respect to certain transactions among affiliates. Since the Company is an insurance holding company, the domiciliary states of its insurance and reinsurance operating subsidiaries impose regulatory application and approval requirements on acquisitions of White Mountains’s common shares which may be deemed to confer control over those subsidiaries, as that concept is defined under the applicable state laws. Acquisition of 10% of White Mountains’s common shares, or in some states as little as 5%, may be deemed to confer control under the insurance laws of some jurisdictions, and the application process for approval can be extensive and time consuming.

Legislation
Although the federal government does not directly regulate the insurance business, federal legislation and administrative policies impact the industry. In addition, legislation has been introduced in recent years that, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry. Notably, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) created the Federal Insurance Office (“FIO”) within the Treasury Department, which is responsible for gathering information and monitoring the insurance industry to identify gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or U.S. financial system.
White Mountains’s U.S.-based insurance and reinsurance subsidiaries are impacted by other federal regulations targeted at the insurance industry, such as the Terrorism Act, which established a federal “backstop” for commercial property and casualty losses. (See “ONEBEACON — Terrorism” on page 9 for a further discussion of the Terrorism Act). Furthermore, given that OneBeacon is authorized to write federal crop insurance, White Mountains could be impacted by regulatory and legislative developments affecting the federal crop insurance program. For example, the generally applicable levels of reinsurance support that the federal government provides to authorized carriers could be reduced by legislation. A number of additional enacted and pending legislative measures could lead to increased consolidation and increased competition for business and for capital in the financial services industry. White Mountains cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect such measures may have on its insurance and reinsurance operations.
In addition to emerging federal regulation, many states are adopting laws that attempt to strengthen the ability of regulators to understand and regulate the risk management practices of insurers and insurance groups. For example, many states have adopted measures related to the NAIC’s Solvency Modernization Initiative (“SMI”), which requires insurers to summarize their key risks and risk management strategies to regulators. The SMI resulted in a 2010 amendment to the NAIC’s Model Insurance Company Holding Company System Regulatory Act (the “Model Holding Company Act”), which requires the ultimate controlling person in an insurer’s holding company structure to identify and report material enterprise risks to the state insurance regulator. This insurer-created, risk-focused summary report is called the Own Risk Solvency Assessment (“ORSA”) and is required to be completed at least annually, commencing in 2015. The ORSA is a comprehensive report designed to assess the adequacy of an insurer’s risk management practices, including risks related to the insurer’s future solvency position. Because some state regulators have adopted the ORSA Model Act, certain of White Mountains’s U.S.-based insurance and reinsurance operating subsidiaries will submit an OSRA report to certain state insurance departments in 2015.
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
Subject to certain limitations under Swedish law, Sirius International is permitted to transfer pre-tax income amounts into an untaxed reserve referred to as a safety reserve. As of December 31, 2014, Sirius International’s safety reserve amounted to SEK 10.4 billion, or $1.3 billion (based on the December 31, 2014 SEK to USD exchange rate). Under GAAP, an amount equal to the safety reserve, net of a related deferred tax liability established at the Swedish tax rate of 22.0%, is classified as shareholders’ equity. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain prescribed levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities apply no taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International’s safety reserve ($296 million as of December 31, 2014) is included in solvency capital. Access to the safety reserve is restricted to coverage of insurance or reinsurance underwriting losses.  Access for any other purpose requires the approval of Swedish regulatory authorities.  Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the $1.3 billion balance of the safety reserve, without any provision for deferred taxes, in Sirius International’s regulatory capital when assessing Sirius International’s financial strength.

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
Sirius Group participates in the Lloyd’s market through the 100% ownership of White Mountains Re Sirius Capital Ltd., a Lloyd’s corporate Member, which in turn provides underwriting capacity to Syndicate 1945. Syndicate 1945 commenced underwriting on July 1, 2011.  Effective July 1, 2014, Sirius Group established its own Lloyd’s managing agent, Sirius International Managing Agency, which manages Syndicate 1945. Lloyd’s approved stamp capacity for Syndicate 1945 in 2015 is £105 million, or approximately $164 million (based on the December 31, 2014 GBP to USD exchange rate). Stamp capacity is a measure of the amount of net premium (premiums written less acquisition costs) that a syndicate is authorized by Lloyd’s to write.
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

At the syndicate level, managing agents are required to calculate the capital resources requirement of the members of each syndicate they manage. They perform an Individual Capital Assessment (“ICA”) in accordance with the UK Regulators’ criteria. During the ICA capital setting process the managing agent evaluates the risks faced by the syndicate, including insurance, operational, market, liquidity, and credit risks and assesses the amount of capital syndicate Members should hold against that risk. The ICA is reviewed annually by Lloyd’s. In the lead-up to the implementation of Solvency II (as further described below) at January 1, 2016, the UK Regulators have encouraged the use of Solvency II models and balance sheets to meet ICA requirements, with which Syndicate 1945 has complied. Each syndicate is also required to submit a business plan to Lloyd’s on an annual basis, which is subject to the review and approval of the Lloyd’s Performance Management Directorate.
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

Solvency II
In November 2009, the Council of the European Union and the European Parliament adopted a directive on insurance regulation and solvency requirements known as Solvency II. Solvency II has set the framework for the next generation of supervisory rules for insurance and reinsurance companies in the EU, and will impose economic risk-based solvency requirements across all EU Member States.  The aim of the Solvency II framework is to ensure that insurance and reinsurance undertakings are financially sound and can withstand adverse events in order to protect policyholders and the stability of the financial system as a whole. In addition to quantitative requirements, such as capital requirements (Pillar 1), insurance and reinsurance companies will be required to meet qualitative requirements relating to governance and risk-management (Pillar 2), as well as to regularly disclose information to supervisors and to the public (Pillar 3). Sirius International and its wholly-owned insurance subsidiaries, such as Sirius America, Star Re or any other insurance subsidiaries, will be required, when and where applicable, to comply with Solvency II requirements.
The European Insurance and Occupational Pensions Authority (“EIOPA”) is an independent advisory body to the European Parliament, the Council of the European Union, and the European Commission, which is the executive body of the European Union. EIOPA is drafting the guidelines and technical standards to support the implementation of Solvency II. In October 2013, the European Commission issued a draft directive where January 1, 2016 was established as the application date of Solvency II. In addition, in October 2013, EIOPA issued guidelines for preparation for Solvency II, which aim to ensure that local and regional regulators and insurance companies take active steps towards implementation of key elements of Solvency II. The guidelines became effective on January 1, 2014 and they address an insurer’s system of governance, assessment of its own risk and solvency (“ORSA”), standards for appropriate submission of information, and the process for pre-application for internal solvency models.
In March and April 2014, the European Parliament and Council of the European Union adopted the Omnibus II Directive that complements the Solvency II directive and finalizes the new framework for the insurance sector.
In October 2014, the European Commission adopted a Delegated Act containing implementation rules for Solvency II. These rules will become effective when approval is obtained from the European Parliament and the Council of the European Union.

European Markets Infrastructure Regulation (“EMIR”)
During 2012, the European Commission adopted the European Markets Infrastructure Regulation (“EMIR”) related to over-the-counter derivatives, central counterparties, and trade repositories. In 2013, EMIR was implemented through a number of secondary measures, which continued into 2014. The main objectives under EMIR are: (a) central clearing for certain classes of over the counter (“OTC”) derivatives; (b) the application of risk mitigation techniques for non-centrally cleared OTC derivatives; (c) reporting to trade repositories; (d) the application of appropriate conduct of business and requirements for central counterparties, and (e) the application of requirements for trade repositories, including the duty to make certain data available to the public and relevant authorities. Risk mitigation techniques that may apply, depending upon the size and attributes of the derivatives and counterparties include:

•	timely confirmation

•	portfolio reconciliation

•	dispute resolution

•	portfolio compression

•	daily mark-to-market valuation

•	exchange of collateral obligations

Bermuda

Insurance Regulation
The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), regulates the insurance businesses of Sirius Bermuda, Alstead Reinsurance Ltd. (“Alstead Re”), Olympus Reinsurance Company Ltd. (“Olympus Re”), the Bermuda branch of Sirius International, Star Re Ltd., White Shoals, Split Rock, Life Re Bermuda and HG Re, and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (“BMA”). The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise to operate an insurance business. In addition, the BMA is required by the Insurance Act to determine whether a person who proposes to control 10 percent, 20 percent, 33 percent or 50 percent (as applicable) of the voting powers of a Bermuda registered insurer or its parent company is a fit and proper person to exercise such degree of control.
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

RATINGS

Insurance and reinsurance companies are evaluated by various rating agencies in order to measure each company’s financial strength. Higher ratings generally indicate financial stability and a stronger ability to pay claims. White Mountains believes that strong ratings are important factors in the marketing and sale of insurance and reinsurance products and services to agents and consumers and ceding companies.
The following table presents the financial strength ratings assigned to White Mountains’s principal insurance and reinsurance operating subsidiaries within OneBeacon and Sirius Group as of February 27, 2015:

	A.M. Best(1)	Fitch(2)	Moody’s(3)	Standard & Poor’s(4)
OneBeacon
Rating	“A” (Excellent)	“A” (Strong)	“A3” (Good)	“A-” (Strong)
Outlook	Stable	Negative	Stable	Stable
Sirius Group
Rating	“A” (Excellent)	“A” (Strong)	“A3” (Good)	“A-” (Strong)
Outlook	Stable	Stable	Stable	Stable

(1)	“A” is the third highest of sixteen financial strength ratings assigned by A.M. Best.

(2)	“A” is the sixth highest of nineteen international financial strength ratings assigned by Fitch Ratings.

(3)	“A3” is the seventh highest of twenty-one financial strength ratings assigned by Moody’s

(4)	“A-” is the seventh highest of twenty-one financial strength ratings assigned by Standard & Poor’s.

EMPLOYEES

As of December 31, 2014, White Mountains employed approximately 2,635 people (consisting of 47 people at the Company, its intermediate holding companies and HG Global, 1,200 people at OneBeacon, 430 people at Sirius Group, 820 people at Tranzact, 44 people at WM Advisors, 14 people at QuoteLab, 51 people at Star & Shield, 24 people at Wobi and 6 people at WM Life Re). Management believes that White Mountains has satisfactory relations with its employees.

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

Item 1A.  Risk Factors
The information contained in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “FORWARD-LOOKING STATEMENTS” (page 109) for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements. The Company’s actual future results and trends may differ materially depending on a variety of factors including, but not limited to, the risks and uncertainties discussed below.

Our investment portfolio may suffer reduced returns or losses, which could adversely affect our results of operations and financial condition. Adverse changes in interest rates, foreign currency exchange rates, equity markets, debt markets or market volatility could result in significant losses to the fair value of our investment portfolio and could generate significant losses in our life reinsurance business.
Our investment portfolio consists of fixed maturity investments, short-term investments, common equity securities, convertibles and other long-term investments, including hedge funds and private equity funds. We invest to maximize long-term total returns (after-tax) while taking prudent levels of risk and maintaining a diversified portfolio subject to our investment guidelines and various regulatory restrictions. However, investing entails substantial risks. We may not achieve our investment objectives, and our investment performance may vary substantially over time. Investment returns are an important part of our strategy to grow adjusted book value per share, and fluctuations in the fixed income or equity markets could impair our results of operations and financial condition.
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
We write insurance and reinsurance policies that cover unpredictable catastrophic events. Covered unpredictable catastrophic events include natural and other disasters, such as hurricanes, windstorms, earthquakes, floods, wildfires and severe winter weather. Catastrophes can also include terrorist attacks, explosions and infrastructure failures. We have significant exposure to a major earthquake or series of earthquakes in California, the Midwestern United States, Japan and Latin America and to windstorm damage in Northern Europe, the Northeast United States, the United States Atlantic Coast (i.e., Massachusetts to Florida) and the United States Gulf Coast (i.e., Florida to Texas) regions. In addition, we are exposed to losses from terrorist attacks, such as the attacks on the United States on September 11, 2001. We are also exposed to losses caused by the same types of catastrophic events in other lines of business such as marine, aviation, trade credit and accident and health.
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

We may not maintain favorable financial strength or creditworthiness ratings, which could adversely affect our ability to conduct business.
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
The maintenance of an “A-” or better financial strength rating from A.M. Best and/or Standard & Poor’s is particularly important to our ability to write new or renewal property and casualty insurance and reinsurance business in most markets, while the maintenance of an “AA” or better financial strength rating from Standard & Poor’s is particularly important to BAM’s ability to write municipal bond insurance.  General creditworthiness ratings are used by existing or potential investors to assess the likelihood of repayment on a particular debt issue. The maintenance of an investment grade creditworthiness rating (e.g., “BBB-” or better from Standard & Poor’s, “Baa3” or better from Moody’s and “BBB-” or better from Fitch) is important to our ability to raise new debt with acceptable terms.  We believe that strong creditworthiness ratings are important factors that provide better financial flexibility when issuing new debt or restructuring existing debt.
Rating agencies periodically evaluate us to confirm that we continue to meet the criteria of the ratings previously assigned to us. See “RATINGS” on page 35 for a summary of financial strength ratings on our significant insurance and reinsurance operating subsidiaries. A downgrade, withdrawal or negative watch/outlook of our financial strength ratings could severely limit or prevent our operating subsidiaries from writing new policies or renewing existing policies, which could have a material adverse effect on our results of operations and financial condition. A downgrade, withdrawal or negative watch/outlook of our creditworthiness ratings could limit our ability to raise new debt or could make new debt more costly and/or have more restrictive conditions.
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
The property and casualty insurance and reinsurance industries are highly competitive and have historically been cyclical, experiencing periods of severe price competition and less selective underwriting standards (“soft markets”) followed by periods of relatively high prices and more selective underwriting standards (“hard markets”). In general terms, OneBeacon competes in one or more of its businesses with most of the large multi-line insurance companies, most of the specialty companies and various local and regional insurance companies. Sirius Group competes with numerous reinsurance companies throughout the world and Syndicate 1945 also competes with other Lloyd’s syndicates and London Market Companies. Many of these competitors have greater resources than we do, have established long-term and continuing business relationships throughout the insurance and reinsurance industries and may have higher financial strength ratings, which can be a significant competitive advantage for them. In addition, number of Sirius Group’s competitors have recently announced acquisition and merger plans. These acquisition/merger plans may have effects on the reinsurance market in the future, including items such as the availability of displaced underwriting teams and/or submission line share allocations.  We cannot predict how these mergers will impact Sirius Group’s and/or its competitors’ ability to compete in the worldwide reinsurance marketplace.
OneBeacon could fail to build and sustain the kind of business relationships, including distribution relationships, that are necessary to compete. To compete, OneBeacon offers its products through a select network of independent agents, regional and national brokers, wholesalers and managing general agencies, or MGAs. Additionally, OneBeacon’s distribution partners compete with other independent agents, regional and national brokers, wholesalers and MGAs to place insurance products. If OneBeacon’s distribution partners place more of their business with OneBeacon’s competitors as a result of price competition, commission rates or other factors, or if OneBeacon’s distribution partners are unable to maintain a competitive position in their respective markets, our results of operations and financial condition could be adversely impacted. OneBeacon could also fail to successfully manage risks associated with the general cyclicality of the property and casualty market. Any significant decrease in the rates OneBeacon can charge for property and casualty insurance would adversely affect its results. OneBeacon also expects to continue to experience the effects of cyclicality which, during down periods, could materially adversely affect our results of operations and financial condition.
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

Our loss and LAE reserves may be inadequate to cover our ultimate liability for losses and as a result our financial results could be adversely affected.
We must maintain reserves adequate to cover our estimated ultimate liabilities for loss and loss adjustment expenses. Loss and LAE reserves are typically comprised of (1) case reserves for claims reported and (2) IBNR reserves for losses that have occurred but for which claims have not yet been reported and for expected future development on case reserves. These reserves are estimates based on actuarial, claims and underwriting assessments of what we believe the settlement and administration of claims will cost based on facts and circumstances then known to us. Because of uncertainties associated with estimating ultimate loss and LAE reserves, we cannot be certain that our reserves are adequate. In the event that our reserves become insufficient to cover our actual losses and LAE, we may need to add to our reserves, which could have a material adverse effect on our results of operations and financial condition.  For further discussion of our loss and LAE reserves, including our asbestos and environmental reserves, see “CRITICAL ACCOUNTING ESTIMATES - Loss and LAE Reserves” on page 87.

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
Because the Terrorism Act has greatly influenced the way in which insurers define, offer and price coverage, changes to the Terrorism Act or any other legislative or court-imposed requirements could fundamentally change the risks associated with terrorism coverage, including the reinsurance we purchase to protect us against losses related to terrorist acts.
In addition, due to factors such as the price or availability of reinsurance or retrocessional coverage, we sometimes decide to increase the amount of risk we retain by purchasing less reinsurance. Such determinations have the effect of increasing our financial exposure to losses associated with such risks and, in the event of significant losses associated with a given risk, could have a material adverse effect on our financial condition and results of operations.

If BAM does not pay some or all of the interest and principal due on the BAM Surplus Notes, our adjusted book value per share, results of operations and financial condition could be materially adversely affected.
As of December 31, 2014, White Mountains owns $503 million in BAM Surplus Notes and has accrued $74 million in interest due thereon.  No payment of the interest or principal on the BAM Surplus Notes may be made without the approval of the New York State Department of Financial Services. In addition, BAM’s ability to pay the interest and principal on the BAM Surplus Notes is dependent upon, among other things, whether BAM collects sufficient premiums and member surplus contributions (“MSC”). Interest payments on the BAM Surplus Notes are due quarterly but are subject to deferral, without penalty or default and without compounding, for repayment in the future. No principal is due on the BAM Surplus Notes prior to their stated maturity of 2042. BAM has the right at any time to prepay principal in whole or in part.
BAM’s premiums and MSC are dependent on several factors, many of which are beyond BAM’s control.  BAM’s premiums and MSC are dependent upon the size of the primary municipal bond market, investors’ demand for municipal bond insurance, which generally fluctuates with changes in credit spreads, and BAM’s share of the municipal bond insurance market. Pricing is also driven by credit spreads.  Credit spread is the incremental yield that investors demand for taking credit risk.  When the difference in credit spreads is narrow between higher and lower rated bonds, municipal bond insurance provides less cost savings to issuers than it would during periods when the difference in credit spreads between higher and lower rated bonds is wide, which results in decreased demand and/or lower premium levels for municipal bond insurance. BAM’s pricing, and therefore its premiums, are also affected by competition. BAM competes with Assured and National in a highly competitive marketplace.
During 2014, BAM’s gross written premiums were $16 million and MSC were $16 million.  BAM must grow these amounts in the future to be able to pay all of the amounts due on the BAM Surplus Notes.  If BAM does not pay some or all of the amounts due on the BAM Surplus Notes for any reason, our adjusted book value per share, results of operations and financial condition could be materially adversely impacted.

Our reinsurance operations are largely dependent upon ceding companies’ evaluation of risk.
Sirius Group, like other reinsurance companies that write treaty reinsurance, generally does not evaluate separately each of the assumed individual insurance risks under our reinsurance contracts. As such, we are largely dependent upon the cedants’ original underwriting decisions. We are subject to the risk that the cedants may not have adequately or accurately evaluated the risks that they have insured, and we have reinsured, and that the premiums ceded may not adequately compensate us for the risks we assume. If our reserves are insufficient to cover our actual loss and LAE arising from our treaty reinsurance business, we would have to strengthen our reserves and incur charges to our earnings. These charges could be significant and could have a material adverse effect on our results of operations and financial condition.

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

Our debt, preferred stock, unsecured letters of credit and related service obligations could adversely affect our business.
As of December 31, 2014, we had approximately $747 million face value of indebtedness and $250 million face value of non-cumulative perpetual preference shares outstanding. We also had an undrawn $425 million revolving credit facility and $125 million of issued but undrawn unsecured letters of credit (“LOCs”). Our ability to meet our debt, preferred stock, unsecured LOCs and related service obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which are beyond our control.
We are also subject to restrictive financial covenants contained in our revolving credit facility. These covenants require us to maintain specified financial ratios and to satisfy certain financial condition tests.  These covenants can restrict us in several ways, including our ability to incur additional indebtedness.  An uncured breach of these covenants could result in an event of default under our revolving credit facility which would allow lenders to declare any amounts owed under our revolving credit facility to be immediately due and payable.  In addition, a default under our revolving credit facility could occur if certain of our subsidiaries fail to pay principal and interest on a credit facility, mortgage or similar debt agreement (collectively, “covered debt”), or fail to otherwise comply with obligations in such covered debt agreements where such a default gives the holder of the covered debt the right to accelerate at least $75 million of principal amount of covered debt.  A failure by OneBeacon Ltd. or its subsidiaries to pay principal and interest on covered debt or to comply with obligations in covered debt agreements that results in the acceleration of at least $75 million of principal amount of covered debt could trigger the acceleration of the OBH Senior Notes. A failure by SIG to pay principal and interest on covered debt or to comply with obligations in covered debt agreements that results in the acceleration of at least $25 million of principal amount of covered debt could trigger the acceleration of the SIG Senior Notes.
We are also subject to restrictive financial covenants contained in our unsecured LOCs. These covenants require us to maintain specified financial ratios and to satisfy certain financial condition tests. These covenants can restrict us in several ways, including our ability to incur additional indebtedness and/or issue additional unsecured LOCs. An uncured breach of these covenants could result in an event of default under our unsecured LOCs, which would allow providers to demand cash collateralization of the unsecured LOCs and/or cancel and return the issued LOCs. In addition, a default under the unsecured LOCs could occur if certain of our subsidiaries fail to pay principal and interest on covered debt, or fail to otherwise comply with obligations in such covered debt agreements where such a default gives the holder of the covered debt the right to accelerate at least $75 million of principal amount of covered debt.
If we do not have enough cash to repay accelerated debt or cash collateralize unsecured LOCs, we may be required to refinance all or part of our existing debt or unsecured LOCs, sell assets, borrow more cash or sell equity.  We cannot assure you that we will be able to accomplish any of these alternatives on terms acceptable to us, if at all.
We could incur additional indebtedness, issue additional preferred stock and issue additional unsecured LOCs in the future. To the extent new debt, new preferred stock, new unsecured LOCs and other obligations are added to our and our subsidiaries’ current debt, preferred stock and unsecured LOC levels, the risks described in the previous paragraph would increase.

We are a holding company with no direct operations, and our insurance and reinsurance subsidiaries’ ability to pay dividends and other distributions to us is restricted by law.
As a holding company with no direct operations, we rely in large part on dividends, tax sharing payments and other permitted payments from our subsidiaries to pay our expenses. Our subsidiaries may not be able to generate cash flow sufficient to pay a dividend or distribute funds to us. In addition, under the insurance laws of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled, an insurer or reinsurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities.
Our top tier regulated insurance and reinsurance operating subsidiaries have the ability to pay $500 million of dividends to us without prior approval of regulatory authorities during 2015.  As of December 31, 2014, the Company and its intermediate holding companies had $275 million of net unrestricted cash, short-term investments and fixed maturity investments and $279 million of common equity securities, convertibles and other long-term investments outside of OneBeacon and Sirius Group and $425 million available to be drawn from our revolving credit facility.  In addition, as of December 31, 2014, OneBeacon Ltd. and its intermediate holding companies had $107 million of net unrestricted cash, short-term investments and fixed maturity investments and $89 million of common equity securities and convertibles outside of its regulated and unregulated insurance operating subsidiaries; Sirius Group and its intermediate holding companies had $20 million of net unrestricted cash, short-term investments and fixed maturity investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries. See “Dividend Capacity” on page 75. Management believes that our cash balances, cash flows from operations and cash flows from investments are adequate to meet expected cash requirements for the foreseeable future on both a holding company and operating subsidiary level. However, if our insurance and reinsurance subsidiaries cannot pay dividends, tax sharing and other permitted payments in future periods or if we contribute additional funds to fulfill our obligations under our life reinsurance contracts, we may have difficulty servicing our debt, paying dividends on our common and preferred shares and paying our holding company expenses. For additional information relating to insurance and reinsurance regulations governing our operations, see “Regulation” on page 29.

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
Furthermore, as industry practices and legal, judicial, social and other conditions change, unexpected issues related to claims and coverage may emerge. These issues may adversely affect our results of operations and financial condition by either extending coverage beyond our underwriting intent or by increasing the number and size of claims. In some instances, these changes may not become apparent until sometime after we have issued the affected insurance contracts. Examples of emerging claims and coverage issues include, but are not limited to:

•	New theories of liability and disputes regarding medical causation with respect to certain diseases;

•	Claims related to data security breaches, information system failures or cyber-attacks; and

•	Claims related to blackouts caused by space weather.

In addition, from time to time we are subject to legal proceedings that are not related to the claims process. In the event of an unfavorable outcome in one or more non-claims legal matters, our ultimate liability may be in excess of amounts we have reserved and such additional amounts may be material to our results of operations and financial condition. Furthermore, it is possible that these non-claims legal proceedings could result in equitable remedies or other unexpected outcomes that may materially impact our business or operations.
Subsequent to the December 23, 2014 closing of the Runoff Transaction, on January 22, 2015, three holders of insurance policies issued by the companies OneBeacon sold to Armour in the Runoff Transaction filed a Petition for Review with the Commonwealth Court of Pennsylvania (“Commonwealth Court”) requesting that the Commonwealth Court vacate the Pennsylvania Insurance Department’s (“PID”) orders approving the Runoff Transaction and denying their right to intervene in the PID’s regulatory review of the Runoff Transaction.

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
Changes in laws and regulations may restrict our ability to operate and/or have an adverse effect upon the profitability of our business within a given jurisdiction. For example, as a result of various state, federal and international regulatory efforts to modernize and harmonize insurer solvency regulations in the wake of the recent financial crisis, the states could further restrict allowable investments or increase our capital requirements, both of which could materially impact our business results and results of operations. In addition, U.S. Federal and state legislation has been proposed to establish catastrophe funds and underwriting in coastal areas which could impact our business.
Our non-U.S. reinsurance companies are subject to foreign regulations, including Solvency II which regulates insurance firms that operate in the EU.  The effective date for Solvency II regulation is January 1, 2016. Solvency II was enacted to reduce the risk that insurers would not be able to pay claims to policyholders as well as promote financial stability through minimum capital requirements as well as other requirements for the governance and risk management of insurers and the supervision of insurers.  We cannot predict what regulations will be adopted to implement Solvency II nor the impact of such regulation upon our non-U.S. reinsurers or their wholly owned subsidiaries.  In addition, it is possible that the NAIC could adopt part or all of Solvency II including minimum capital requirements that could be in excess of our current minimum capital requirements established by state regulations.  If the NAIC adopted Solvency II including additional capital requirements, our business and results of operations could be materially impacted.

If we are unable to adequately maintain our systems and safeguard the security of our data, we may be subject to litigation, regulatory enforcement action and damage to our reputation, which would adversely impact our ability to operate our business and cause financial loss.
The protection, use, storage, transmission, safeguarding and disposal of sensitive personally identifiable information (“PII”) are subject to laws and regulations in many jurisdictions, including but not limited to U.S. federal consumer protection laws, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the UK Data Protection Act of 1998, European Union Data Protection Directive 95/46/EC and regulations in the United States at the state governmental level. In addition, we have additional requirements imposed on us by industry standards. For example, many of our businesses are subject to the Payment Card Industry Data Security Standards, which are designed to protect credit card account information. Our operating businesses depend on our ability to securely process, store, transmit and safeguard confidential and proprietary information that is in our possession including PII belonging to us, to our employees, and to our customers and business partners. Because our systems may be vulnerable to a variety of forms of unauthorized access that could result in a data breach, including hackers, computer viruses, and other cyber-attacks, as well as breaches that result from dishonest employees, errors by employees or lost or stolen computer devices, we may not be able to protect the confidentiality of such information, which could lead to litigation and/or regulatory enforcement action.
Because our operating businesses rely on secure and efficient information technology systems, we depend on our ability, and the ability of certain third parties, including vendors and business partners, to access our computer systems to perform necessary functions such as providing quotes and product pricing, billing and processing premiums, administering claims, and reporting our financial results. The functioning of these systems may be impacted by any number of events, including power outages, natural and man-made catastrophes, and cyber-attacks. In the event we are unable to access any of our systems, or any third party system that we rely upon, our ability to operate our business effectively may be significantly impaired.
Third parties present an additional risk of cyber-related events. We outsource certain technological and business process functions to third-party providers. We rely on these third parties to maintain and store PII and other confidential information on their systems. We also routinely transmit such information by e-mail and other electronic means. Although we attempt to establish sufficient controls and secure capabilities to transmit such information and to prevent unauthorized disclosure, these controls may not be sufficient. Furthermore, third-party providers may not have appropriate controls in place to protect such information.
Our computer systems have been and will continue to be the target of cyber-attacks, although we are not aware that we have experienced a material cybersecurity breach. We are also not aware of any third-party vendor having experienced a material cybersecurity breach that impacted our data. The risk of cyber-attack may increase, and we may experience more significant attacks in the future.

The risks identified above could expose us to data breaches, disruptions of service, financial losses and significant increases in compliance costs and reputational harm to us, any of which could affect our business and results of operations. In addition, a data breach that involves the compromise of PII, could subject us to legal liability or regulatory action under data protection and privacy laws and regulations enacted by federal, state and foreign governments, or other regulatory bodies. As a result, our ability to conduct our business and our results of operations might be materially and adversely affected.

Our profitability may be adversely impacted by inflation and legislative actions.
The effects of inflation could cause claim costs to rise in the future. In addition, legislative actions can broaden liability and policy definitions and increase the frequency and severity of claim payments. To the extent inflation and these legislative actions and judicial decisions cause claim costs to increase above reserves established for these claims, we will be required to increase our loss and LAE reserves with a corresponding reduction in our net income in the period in which the deficiency is identified.
Legislative actions can also negatively impact non-claims parts of our business. For example, given that one of our insurance company subsidiaries is now authorized to write federal crop insurance, we could be impacted by developments affecting the federal crop insurance program, including provisions in the recently enacted Agricultural Act of 2014 (the “Farm Bill”). For example, the Farm Bill requires authorized carriers to offer new federal crop insurance coverage options, which can affect potential liabilities. Future legislation could also alter or reduce the generally applicable levels of reinsurance support that the federal government provides to authorized insurers. These and other legislative actions could materially and adversely impact our results of operations and financial condition.

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

U.S. Treasury Regulations may limit our ability to make acquisitions of U.S.-domiciled companies using corporate stock.
On September 23, 2014, the IRS issued Notice 2014-52, which describes regulations the Treasury Department intends to issue on corporate inversions. Among other provisions, the notice introduces a “cash box rule” that in general reduces a foreign corporation’s value by the percentage of passive assets it holds for the purpose of applying the inversion ownership test. Failure of such test would result in the acquiring corporation being taxed as a U.S. corporation. Should the regulations be enacted as outlined in the Notice, the size of any U.S. company we could acquire for stock would be dramatically reduced without severe adverse tax consequences.

We have significant deferred tax assets, which we may be unable to utilize if we do not generate sufficient future taxable income.
We have a deferred tax asset of $142 million (net of a valuation allowance of $97 million) related to net operating loss carryforwards, capital loss carryforwards and tax credit carryforwards as of December 31, 2014 that is subject to carryforward limitations in the United States.  We also have a deferred tax asset of $241 million (net of a valuation allowance of $165 million) related to net operating loss carryforwards and unrealized gains and losses in Luxembourg as of December 31, 2014 that is not subject to limitation. Utilization of these assets and other assets included in our worldwide net deferred tax asset of $173 million (net of a valuation allowance of $275 million) is dependent on generating sufficient future taxable income of the appropriate character (i.e. ordinary income or capital gains) in the appropriate jurisdiction. If it is determined that it is more likely than not that sufficient future taxable income will not be generated, we would be required to increase the valuation allowance in future periods, which would have an adverse effect on our results of operations and financial condition.

We have significant deferred tax assets, which we may be unable to utilize pursuant to newly enacted Swedish tax legislation.
On January 1, 2013, new tax legislation became effective in Sweden that limits the deductibility of interest paid on certain intra-group debt instruments. Uncertainty exists with respect to the interpretation of the legislation. Adverse interpretation of the legislation could cause us to write down some or all of the $37 million in deferred tax assets related to intra-group debt instruments in our internal capital structure, which would have an adverse effect on our results of operations and financial condition.

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

Item 2.  Properties

The Company maintains two professional offices in Hamilton, Bermuda, which serve as its headquarters and its registered office. The Company’s principal executive office is in Hanover, New Hampshire. In addition, White Mountains maintains professional offices in Guilford, Connecticut, which house its investment and corporate finance functions, and Boston, Massachusetts, which house its corporate accounting, reporting and internal audit functions.
OneBeacon Ltd.’s headquarters are located in Hamilton, Bermuda and the headquarters of its U.S. operations and principal executive office are currently located in Minnetonka, Minnesota. OneBeacon also maintains branch offices in various cities throughout the United States.
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
HG Global is headquartered in Hamilton, Bermuda and BAM’s headquarters are in New York, New York.
Tranzact is headquartered in Fort Lee, New Jersey with various call centers throughout the United States. QuoteLab’s headquarters are located in Santa Monica, California, Wobi’s headquarters are located in Tel Aviv, Israel, Star & Shield Services LLC’s and Star & Shield Claims Services LLC’s headquarters are located in Alpharetta, Georgia and Star & Shield Risk Management LLC’s headquarters are located in Orlando, Florida.
The Company’s headquarters, registered office, principal executive office, and corporate accounting, reporting and internal audit offices are leased.  White Mountains owns its investment and corporate finance office in Connecticut. OneBeacon’s headquarters, U.S. corporate headquarters and branch offices are leased. OneBeacon owns a building in Canton, Massachusetts, which is under agreement to be sold to a third party. Pursuant to the terms of the purchase and sale agreement, following the closing of the sale, OneBeacon intends to lease back the portion of the building it currently occupies, which houses certain limited corporate functions, as well as field and business operations personnel. The property is classified as held for sale on White Mountains’s December 31, 2014 consolidated balance sheet. Sirius Group’s home offices and substantially all of its branch offices are leased. HG Global’s and BAM’s offices are leased, as are Tranzact’s home office and substantially all of its call centers, and QuoteLab’s, Wobi’s and Star & Shield’s offices. Management considers its office facilities suitable and adequate for its current level of operations.

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

Runoff Transaction
Subsequent to the closing of the Runoff Transaction, on January 22, 2015, three holders of insurance policies issued by the companies OneBeacon sold to Armour filed a Petition for Review with the Commonwealth Court of Pennsylvania (“Commonwealth Court”) requesting that the Commonwealth Court vacate the Pennsylvania Insurance Department’s (“PID”) orders approving the Runoff Transaction and denying their right to intervene in the PID’s regulatory review of the Runoff Transaction. White Mountains believes the claims made by the petitioners are without merit and intends to intervene in the proceedings before the Commonwealth Court to vigorously defend the propriety of the PID’s orders in their entirety. White Mountains believes that the possibility is remote that these proceedings could result in an adverse outcome or have a material financial impact on the Company’s results of operations or financial position in the future.

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
The Court granted an omnibus motion to dismiss the Noteholder Actions in September 2013 and Plaintiffs’ appeal is pending.
In addition, OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. This matter was consolidated for pretrial matters with the Noteholder Actions in the United States District Court for the Southern District of New York and was stayed pending the motion to dismiss in the Noteholder Action. An omnibus motion to dismiss the shareholder defendants in the Committee Action was filed in May 2014. No amount has been accrued in connection with this matter as of December 31, 2014, as the amount of loss, if any, cannot be reasonably estimated.

Item 4.  Mine Safety Disclosures

None.

Executive Officers of the Registrant and its Subsidiaries (As of February 27, 2015)

Name	Position	Age	Executive Officer since
Raymond Barrette	Chairman and CEO	64	2007
Reid T. Campbell	Managing Director of White Mountains Capital, Inc. and President of WM Advisors	47	2007
David T. Foy	Executive Vice President and Chief Financial Officer	48	2003
T. Michael Miller	President and CEO of OneBeacon Ltd.	56	2005
Kernan V. Oberting	Managing Director of White Mountains Capital, Inc. and President of Sirius Capital Markets	45	2013
J. Brian Palmer	Managing Director and Chief Accounting Officer	42	2001
G. Manning Rountree	Managing Director of White Mountains Capital, Inc.	42	2009
Robert L. Seelig	Managing Director and General Counsel	46	2002
Allan L. Waters	President and CEO of Sirius International Insurance Group, Ltd.	57	2007

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
Mr. Campbell has served as a Managing Director of White Mountains Capital, Inc. since January 2004 and as the President of WM Advisors since January 2015. He joined White Mountains in 1994 and has served in a variety of financial management positions with the Company and its subsidiaries. Prior to joining White Mountains, Mr. Campbell spent three years with KPMG LLP. Mr. Campbell also serves as a director of OneBeacon Ltd.
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
Mr. Oberting has served as a Managing Director of White Mountains Capital, Inc. since July 2012 and as the President of Sirius Capital Markets since January 2015. From 2008 to 2012, Mr. Oberting was the founder and Managing Member of Oakum Bay Capital (f/k/a KVO Capital Management). From 2004 to 2008, Mr. Oberting served as Executive Vice President and Chief Financial Officer of Montpelier Re Holdings, Ltd. Mr. Oberting previously worked for White Mountains entities from 1995 to 2004 in various capacities. Prior to White Mountains, Mr. Oberting was a trader at CS First Boston (Japan) from 1993 to 1995.
Mr. Palmer has served as Chief Accounting Officer of the Company since 2001 and previously served as Controller of a subsidiary of White Mountains from 1999 to 2001. Prior to joining White Mountains in 1999, Mr. Palmer spent four years with PricewaterhouseCoopers LLP.
Mr. Rountree is a Managing Director of White Mountains Capital, Inc. Mr. Rountree served as the President of WM Advisors from 2009 to 2014. He joined White Mountains in 2004.  Prior to joining White Mountains, Mr. Rountree worked with both Putnam Investments and McKinsey & Company.
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

PART II

Item 5.  Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

White Mountains’s common shares are listed on the New York Stock Exchange (symbol “WTM”) and the Bermuda Stock Exchange (symbol “WTM-BH”). As of February 23, 2015, there were 295 registered holders of White Mountains common shares, par value $1.00 per share. The quarterly range of the high and low sales price for common shares during 2014 and 2013 is presented below:

	2014		2013
Quarter ended:	High	Low	High	Low
December 31	$682.87	$610.00	$606.94	$566.30
September 30	645.00	599.35	615.88	555.51
June 30	608.63	583.51	615.00	561.79
March 31	603.88	557.26	581.44	515.03

For information on securities authorized for issuance under the Company’s equity compensation plans, see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” on page 113.
The following graph shows the five-year cumulative total return for a shareholder who invested $100 in common shares as of January 1, 2009, assuming re-investment of dividends. Cumulative returns for the five-year period ended December 31, 2014 are also shown for the Standard & Poor’s 500 Stocks (Property & Casualty) Capitalization Weighted Index (“S&P P&C”) and the Standard & Poor’s 500 Stocks Capitalization Weighted Index (“S&P 500”) for comparison.
Purchases of Equity Securities by the Company
The following table provides information regarding common shares repurchased by the Company during the fourth quarter of 2014:

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)
October 1 - 31, 2014	27,768	$626.90	27,768	354,350
November 1 - 30, 2014	12,588	$627.11	12,588	341,762
December 1 - 31, 2014	3,670	$628.56	3,670	338,092
Total	44,026	$627.10	44,026	338,092

(1)
On May 25, 2012, White Mountains’s board of directors authorized the Company to repurchase up to 1 million of its common shares, from time to time, subject to market conditions.   Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorization does not have a stated expiration.

Item 6.  Selected Financial Data

Selected consolidated income statement data and ending balance sheet data for each of the five years ended through December 31, 2014, follows:

	Year Ended December 31,
$ in millions, except share and per share amounts	2014	2013	2012	2011	2010
Income Statement Data:
Revenues	$2,510	$2,317	$2,436	$2,173	$2,334
Expenses	2,208	1,972	2,173	2,075	2,145
Pre-tax income	302	345	263	98	189
Income tax (expense) benefit	(53)	(77)	16	110	(30)
Non-controlling interest	22	12	14	(42)	(53)
Equity in earnings (losses) of unconsolidated affiliates	45	37	29	(20)	11
Discontinued operations, net of tax(a)	(3)	5	(115)	622	(30)
Net income attributable to White Mountains’s common shareholders	$313	$322	$207	$768	$87
Earnings (loss) attributable to White Mountains’s common shareholders per share:
Basic — continuing operations	$51.77	$51.15	$47.41	$18.56	$13.63
Basic — discontinued operations	(.56)	.74	(16.91)	78.88	(3.51)
Diluted — continuing operations	$51.77	$51.15	$47.41	$18.56	$13.63
Diluted — discontinued operations	(.56)	.74	(16.91)	78.88	(3.51)
Balance Sheet Data:
Total assets	$10,457	$12,144	$12,895	$14,064	$14,534
Debt (b)	747	676	751	678	819
Non-controlling interests(c)	543	492	526	580	608
White Mountains’s common shareholders’ equity	3,997	3,906	3,732	4,088	3,653
Book value per share(d)	$667.63	$632.30	$593.20	$539.43	$445.76
Adjusted book value per share(e)	$664.66	$642.27	$587.63	$542.11	$440.59
Share Data:
Cash dividends paid per common share	$1.00	$1.00	$1.00	$1.00	$1.00
Ending common shares (000’s)(f)	5,986	6,177	6,291	7,578	8,195
Ending equivalent common shares (000’s)(g)	(26)	(33)	(39)	(38)	(37)
Ending common and equivalent common shares (000’s)	5,961	6,144	6,252	7,540	8,158

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

(b)
As of December 31, 2012, White Mountains had $75 outstanding under its credit facility, which was repaid in January 2013. During 2011 and 2010, OneBeacon repurchased $150 and $187 face value of the OBH Senior Notes.

(c)	See Note 14 - “Common Shareholders’ Equity and Non-controlling Interests” for a detailed breakdown of non-controlling interests by consolidated entity.

(d)
Includes the dilutive effects of outstanding incentive options to acquire common shares, the last of which were exercised in 2010. Non-qualified options were not included in the diluted earnings per share denominator as their inclusion would be anti-dilutive for the periods presented.

(e)
Adjusted book value per share is a non-GAAP measure which is derived by expanding the GAAP book value per share calculation to include the effects of assumed conversion of all in-the-money convertible securities and to exclude the net unrealized gains (losses) from Symetra’s fixed maturity portfolio and unearned restricted common shares. See the reconciliation of adjusted book value per share to book value per share on page 52.

(f)
During 2014, 2013, 2012, 2011 and 2010, White Mountains repurchased 217,879, 141,535, 1,329,640, 646,502 and 687,871, respectively, of its common shares through a combination of tender offers, open market transactions and other transactions.

(g)
Includes outstanding options to acquire common shares, when applicable, and excludes unearned shares of restricted stock, the compensation of which, at the date of calculation, has yet to be amortized.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains “forward-looking statements”. White Mountains intends statements that are not historical in nature, which are hereby identified as forward-looking statements, to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. White Mountains cannot promise that its expectations in such forward-looking statements will turn out to be correct. White Mountains’s actual results could be materially different from and worse than its expectations. See “FORWARD-LOOKING STATEMENTS” on page 109 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.
The following discussion also includes three non-GAAP financial measures, adjusted comprehensive income, adjusted book value per share and adjusted capital, that have been reconciled to their most comparable GAAP financial measures (see page 86). White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’s financial performance and condition.

RESULTS OF OPERATIONS FOR THE YEARS ENDED December 31, 2014, 2013 and 2012

Overview—Year Ended December 31, 2014 versus Year Ended December 31, 2013
White Mountains ended 2014 with an adjusted book value per share of $665, an increase of 3.6% during the year, including dividends, compared to an increase of 9.5% during 2013, including dividends. White Mountains reported adjusted comprehensive income of $136 million in 2014 compared to adjusted comprehensive income of $340 million in 2013. The decrease was driven by $87 million of after-tax foreign currency exchange losses, $58 million of after-tax adverse prior year loss reserve development at OneBeacon and lower investment returns, partially offset by strong underwriting performance at Sirius Group.
OneBeacon’s book value per share increased 2.2% during 2014, including dividends, compared to an increase of 17.3% during 2013, including dividends. OneBeacon’s GAAP combined ratio was 102% for 2014 compared to 92% for 2013. OneBeacon’s results reflect a $109 million pre-tax increase to loss reserves in the fourth quarter, of which $75 million is related to prior accident years and $34 million related to the current accident year.  Full year 2014 results reflect a $90 million pre-tax increase to prior accident year reserves.  The reserve increases were driven primarily by professional liability (including lawyers’ professional liability) and management liability within the Professional Insurance business, and to a lesser extent the Entertainment and Government Risks businesses.
Sirius Group’s GAAP combined ratio was 76% for 2014 compared to 82% for 2013. The improvement in the combined ratio for 2014 was driven by lower catastrophe losses and higher favorable loss reserve development, partially offset by higher acquisition expenses. Sirius Group’s combined ratio includes 7 points of catastrophe losses in 2014 compared to 10 points in 2013 and includes 11 points of favorable loss reserve development in 2014 compared to 6 points in 2013.
White Mountains’s total net written premiums increased 7% to $2,122 million in 2014, driven by growth at both OneBeacon and Sirius Group. OneBeacon’s net written premiums increased 12% to $1,217 million in 2014, primarily related to OneBeacon’s newer businesses, particularly OneBeacon Crop Insurance, OneBeacon Program Group and OneBeacon Surety Group. Sirius Group’s net written premiums increased 1% to $883 million in 2014, as increases in the accident and health, property (excluding property catastrophe excess) and aviation lines were mostly offset by decreases in property catastrophe excess and trade credit business.
White Mountains’s GAAP pre-tax total return on invested assets was 1.9% for 2014, compared to 4.1% for 2013. 2014 included 1.9% of foreign currency losses, while foreign currency translation did not meaningfully impact investment returns in 2013. In local currencies, the fixed income portfolio was up 2.7% for 2014, a decent absolute result for the year but behind the longer duration Barclays Intermediate Aggregate Index as interest rates fell. In local currencies, the fixed income portfolio was up 0.5% for 2013. In local currencies, the equity portfolio (common equity securities, convertibles and other long-term investments) was up 8.0% for 2014, a strong absolute result for the year but mixed against benchmarks, underperforming the S&P 500 and outperforming the small-cap Russell 2000. In local currencies, the equity portfolio was up 18.9% for 2013.
WM Life Re reported losses of $9 million in 2014 compared to $17 million of losses in 2013.
During 2014, White Mountains completed the acquisitions of four insurance marketing/technology service businesses: (i) Tranzact, a leading provider of end-to-end customer acquisition solutions to the insurance sector, (ii) QuoteLab, an advertising technology company focused on the insurance industry, (iii) Wobi, an Israeli online insurance price comparison business, and (iv) Star & Shield, which includes the attorney-in-fact for SSIE, a Florida-domiciled reciprocal insurance exchange providing private passenger auto insurance to members of the public safety community and their families. In addition, White Mountains purchased a 45% interest in durchblicker.at, Austria’s first independent price comparison portal for insurance, gas/electricity and financial services. In 2014, White Mountains deployed almost $400 million of capital, including approximately $235 million through the purchase of insurance service businesses and $134 million through share repurchases.
Additionally, in June 2014, White Mountains committed $21 million to fund a 50/50 joint venture with DavidShield for the international development, marketing and distribution of PassportCard travel insurance. The transaction with DavidShield is expected to close in the first quarter of 2015, subject to Israeli regulatory approvals.

Overview—Year Ended December 31, 2013 versus Year Ended December 31, 2012
White Mountains ended 2013 with an adjusted book value per share of $642, an increase of 9.5% during the year, including dividends, compared to an increase of 8.6% during 2012, including dividends. White Mountains reported adjusted comprehensive income of $340 million in 2013 compared to adjusted comprehensive income of $245 million in 2012. Good investment results driven by the effects of a rising stock market and White Mountains’s high-quality, short-duration fixed income portfolio, which performed well as interest rates rose in 2013, as well as solid underwriting performance at both OneBeacon and Sirius Group, contributed to growth in adjusted book value per share for 2013.
OneBeacon’s book value per share increased 17.3% during 2013, including dividends, compared to a decrease of 0.8% during 2012, including dividends. OneBeacon’s GAAP combined ratio was 92% for 2013 compared to 98% for 2012. The combined ratio for 2013 reflects lower catastrophe losses, which were negligible in 2013 while contributing 5 points to OneBeacon’s combined ratio in 2012, and a lower expense ratio. Sirius Group’s GAAP combined ratio was 82% for 2013 compared to 90% for 2012. The improvement in the combined ratio for 2013 was driven by lower catastrophe losses and higher favorable loss reserve development. Sirius Group’s combined ratio includes 10 points of catastrophe losses in 2013 compared to 13 points in 2012 and includes 6 points of favorable loss reserve development in 2013 compared to 4 points in 2012.
White Mountains’s total net written premiums decreased 7% to $1,979 million in 2013, primarily related to OneBeacon’s exit from the collector car and boat and energy businesses and lower premiums in the accident and health and trade credit lines at Sirius Group, partially offset by growth in all of OneBeacon’s ongoing specialty lines and an increase in property lines at Sirius Group. OneBeacon’s net written premiums decreased 8% to $1,089 million in 2013. Excluding the $206 million of net premiums written in 2012 from the exited businesses, White Mountains’s net written premiums decreased 3% and OneBeacon’s net written premiums increased 12% in 2013. Sirius Group’s net written premiums decreased 8% to $877 million in 2013.
White Mountains’s GAAP pre-tax total return on invested assets was 4.1% for 2013, compared to 4.9% for 2012. Foreign currency translation did not meaningfully impact investment returns in 2013, while 2012 included 0.5% of foreign currency gains. In local currencies, the fixed income portfolio was up 0.5% for 2013, outperforming the longer duration Barclays Intermediate Aggregate Bond Index of (1.0)% as interest rates rose. In local currencies, the fixed income portfolio was up 3.8% for 2012.
In local currencies, the equity portfolio was up 18.9% for 2013, a strong absolute result for the year but behind benchmarks. The shortfall against benchmarks was due primarily to underperformance in White Mountains’s value oriented common equity security portfolio (up 23.2% versus the S&P 500 return of 32.4%) and the impact of convertible fixed maturity investments in the equity portfolio (as opposed to common equity securities), which tend to lag benchmarks in strong up markets.
WM Life Re reported losses of $17 million in 2013 compared to $19 million of losses in 2012.

Adjusted Book Value Per Share
The following table presents White Mountains’s adjusted book value per share, a non-GAAP financial measure, for the years ended December 31, 2014, 2013 and 2012 and reconciles this non-GAAP measure to the most comparable GAAP measure. (See “NON-GAAP FINANCIAL MEASURES” on page 86.)

	December 31,
	2014	2013	2012
Book value per share numerators (in millions):
White Mountains’s common shareholders’ equity(1)	$3,996.6	$3,905.5	$3,731.8
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	(34.9)	40.4	(57.7)
Adjusted book value per share numerator(1)	$3,961.7	$3,945.9	$3,674.1
Book value per share denominators (in thousands of shares):
Common shares outstanding(1)	5,986.2	6,176.7	6,291.0
Unearned restricted shares	(25.7)	(33.0)	(38.7)
Adjusted book value per share denominator(1)	5,960.5	6,143.7	6,252.3
Book value per share	$667.63	$632.30	$593.20
Adjusted book value per share	$664.66	$642.27	$587.63
Dividends paid per share	$1.00	$1.00	$1.00

(1)	Excludes out-of-the-money stock options.

The following table is a summary of goodwill and intangible assets that are included in White Mountains’s adjusted book value as of December 31, 2014, 2013 and 2012:

	December 31,
Millions	2014	2013	2012
Goodwill
Tranzact	$145.1	$—	$—
QuoteLab	18.3	—	—
Wobi	5.5	—	—
Total goodwill	168.9	—	—

Intangible assets
Tranzact	142.8	—	—
QuoteLab	32.5	—	—
Other	22.2	20.7	18.1
Total intangible assets	197.5	20.7	18.1

Total goodwill and intangible assets (1)	366.4	20.7	18.1

Goodwill and intangible assets attributed to non-controlling interests	(141.8)	(1.3)	(1.9)

Goodwill and intangible assets included in adjusted book value	$224.6	$19.4	$16.2
(1) See Note 6 - “Goodwill and Other Intangible Assets” for details of other intangible assets.

Review of Consolidated Results

A summary of White Mountains’s consolidated financial results for the years ended December 31, 2014, 2013 and 2012 follows:

	Year Ended December 31,
Millions	2014	2013	2012
Gross written premiums	$2,498.8	$2,296.9	$2,438.0
Net written premiums	$2,121.5	$1,978.8	$2,126.9
Revenues
Earned insurance and reinsurance premiums	$2,058.9	$1,987.3	$2,063.6
Net investment income	105.0	110.9	153.6
Net realized and unrealized investment gains	283.9	161.7	118.2
Other revenue — foreign currency translation (losses) gains	(56.5)	(1.0)	39.9
Other revenue — Tuckerman Fund I(1)	—	—	24.1
Other revenue — Symetra warrants	—	10.8	17.7
Other revenue — other	118.9	47.7	18.6
Other revenue	62.4	57.5	100.3
Total revenues	2,510.2	2,317.4	2,435.7
Expenses
Losses and LAE	1,169.3	1,040.5	1,193.9
Insurance and reinsurance acquisition expenses	399.8	376.9	430.2
Other underwriting expenses	309.3	331.3	321.8
General and administrative expenses	287.5	179.6	150.6
General and administrative expenses — Tuckerman Fund I(1)	—	—	21.0
Accretion of fair value adjustment to loss and LAE reserves	.7	1.7	10.6
Interest expense	41.9	42.5	44.8
Total expenses	2,208.5	1,972.5	2,172.9
Pre-tax income	301.7	344.9	262.8
Income tax (expense) benefit	(53.3)	(76.6)	15.7
Net income from continuing operations	248.4	268.3	278.5
Net (loss) gain on sale of discontinued operations, net of tax	(1.6)	46.6	(91.0)
Net loss from discontinued operations, net of tax	(1.8)	(42.1)	(24.0)
Equity in earnings of unconsolidated affiliates, net of tax	45.6	36.6	29.9
Net income	290.6	309.4	193.4
Net loss attributable to non-controlling interests	22.1	12.4	14.0
Net income attributable to White Mountains’s common shareholders	312.7	321.8	207.4
Change in equity in net unrealized gains (losses) from investments in Symetra common shares, net of tax	75.3	(98.1)	57.7
Change in foreign currency translation and other, net of tax	(180.2)	23.5	36.7
Comprehensive income	207.8	247.2	301.8
Comprehensive loss (income) attributable to non-controlling interests	3.3	(5.2)	0.8
Comprehensive income attributable to White Mountains’s common shareholders	211.1	242.0	302.6
Change in net unrealized (losses) gains from Symetra’s fixed maturity portfolio, net of tax	(75.3)	98.1	(57.7)
Adjusted comprehensive income(2)	$135.8	$340.1	$244.9

(1)
On December 31, 2011, Tuckerman Fund I was dissolved and all of the net assets of the fund, which consisted of the LLC units of Hamer and Bri-Mar, two small manufacturing companies, were distributed. As of October 1, 2012, Hamer and Bri-Mar are no longer consolidated and are accounted for as investments in unconsolidated affiliates.

(2)	Adjusted comprehensive income is a non-GAAP measure. For a description of the most comparable GAAP measure (see NON-GAAP FINANCIAL MEASURES on page 86).

Consolidated Results—Year Ended December 31, 2014 versus Year Ended December 31, 2013
White Mountains’s total revenues increased 8% to $2,510 million in 2014, which was driven by an increase in net unrealized gains from the investment portfolio and other revenues from the newly-acquired insurance service businesses. Earned insurance and reinsurance premiums increased 4%, with OneBeacon up 5% and Sirius Group up 1% over 2013. Net investment income was down 5% to $105 million, due to a lower fixed maturity asset base and lower investment yields. White Mountains reported net realized and unrealized investment gains of $284 million in 2014, which included $141 million of net realized and unrealized foreign currency gains, compared to $162 million of gains in 2013, which included $1 million of net realized and unrealized foreign currency gains. Net realized and unrealized foreign currency gains on investments are primarily related to GAAP foreign currency translation and are more than offset in comprehensive net income and adjusted book value per share by foreign currency losses recognized in other comprehensive income in 2014 (see “Foreign Currency Translation” on page 73).  Other revenue increased to $62 million in 2014 from $58 million in 2013. Other revenue in 2014 included $57 million in foreign currency translation losses compared to $1 million in foreign currency translation losses in 2013. Other revenue in 2014 included $65 million from QuoteLab and $43 million from Tranzact. Other revenue in 2013 included transaction gains of $42 million, composed of a $23 million gain on OneBeacon’s sale of Essentia, a $7 million gain on Sirius Group’s acquisition of Empire, a $7 million gain on Sirius Group’s acquisition of Ashmere and a $4 million gain from the extension of the transition service agreement for services provided by OneBeacon on business sold to Tower in the personal lines transaction in 2010. In addition, 2013 included $11 million of mark-to-market gains on the Symetra warrants, which were exercised in June 2013. Other revenue included $4 million of WM Life Re’s losses in 2014 compared to $13 million of WM Life Re’s losses in 2013. See Note 9 - “Derivatives” for details regarding WM Life Re’s total impact on White Mountains’s statement of operations. Other revenues in 2014 also included third-party investment management fee income at WM Advisors of $12 million, compared to $11 million in 2013.
White Mountains’s total expenses increased 12% to $2,209 million in 2014.  Losses and LAE, insurance and reinsurance acquisition expenses increased 12% and 6% in 2014, while other underwriting expenses decreased 7% in 2014. The increase in loss and LAE includes the $109 million reserve charge recorded by OneBeacon related to the actuarial analysis performed in the fourth quarter of 2014, which was partially offset by a $28 million decrease in OneBeacon’s incentive compensation expense accrual, contributing to the decrease in other underwriting expenses in 2014 (see “Summary of Operations by Segment” on page 56). General and administrative expenses in 2014 included $61 million from QuoteLab and $37 million from Tranzact.

Consolidated Results—Year Ended December 31, 2013 versus Year Ended December 31, 2012
White Mountains’s total revenues decreased 5% to $2,317 million in 2013, primarily due to lower earned insurance and reinsurance premiums, net investment income and other revenues, partially offset by higher net realized and unrealized investment gains.  Earned insurance and reinsurance premiums decreased 4% to $1,987 million in 2013.  Net investment income was down 28% to $111 million in 2013, due to a lower fixed maturity asset base, resulting primarily from $749 million of share repurchases since January 2012, and lower investment yields. White Mountains reported net realized and unrealized investment gains of $162 million in 2013, which included $1 million of net realized and unrealized foreign currency gains, compared to $118 million of gains in 2012, which included $57 million of net realized and unrealized foreign currency losses. Most of the net realized and unrealized foreign currency gains (losses) on investments are related to GAAP foreign currency translation and are offset by amounts recognized in other comprehensive income (see “Foreign Currency Translation” on page 73).  Other revenue decreased to $58 million in 2013 from $100 million in 2012. Other revenue in 2013 included transaction gains of $42 million, compared to $28 million of net transaction gains in 2012. Transaction gains in 2013 included a $23 million gain on OneBeacon’s sale of Essentia, a $7 million gain on Sirius Group’s acquisition of Empire, a $7 million gain on Sirius Group’s acquisition of Ashmere and a $4 million gain from the extension of the transition service agreement for services provided by OneBeacon on business sold to Tower in the personal lines transaction in 2010, while 2012 included a $15 million gain on Sirius Group’s sale of IMG, $14 million of gains from Sirius Group’s acquisitions that closed in 2012, a $5 million gain on OneBeacon’s sale of a shell company and a $6 million loss from OneBeacon’s repurchase of its senior notes. Other revenue in 2013 also included $1 million in foreign currency translation losses, compared to $40 million in foreign currency translation gains in 2012. In addition, 2013 included $11 million of mark-to-market gains on the Symetra warrants compared to $18 million of gains in 2012. Other revenue included $13 million of WM Life Re’s losses in 2013 compared to $25 million of WM Life Re’s losses in 2012. See Note 9 - “Derivatives” for details regarding WM Life Re’s total impact on White Mountains’s statement of operations. Other revenues also included third-party investment management fee income at WM Advisors of $11 million in both 2013 and 2012. In 2012, White Mountains reported other revenue of $24 million related to the consolidation of Hamer and Bri-Mar. Effective October 1, 2012, the results of Hamer and Bri-Mar are no longer consolidated in White Mountains’s financial statements.

White Mountains’s total expenses decreased 9% to $1,973 million in 2013.  Losses and LAE decreased 13% in 2013, exceeding the 4% decrease in earned insurance and reinsurance premiums primarily as a result of lower catastrophe losses and higher favorable loss reserve development in 2013. Insurance and reinsurance acquisition expenses decreased 12% in 2013, exceeding the 9% decrease in net written premiums primarily due to changes in business mix at OneBeacon driven by the termination of the underwriting arrangement with Hagerty Insurance Agency and higher profit commissions accrued at Sirius Group on ceded European property business, while other underwriting expenses increased 3%, primarily due to higher incentive compensation expenses at Sirius Group.

Income Taxes
The Company and its Bermuda-domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law.  In the event there is a change in the current law such that taxes are imposed, the Company and its Bermuda-domiciled subsidiaries would be exempt from such tax until March 31, 2035, pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966. The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The jurisdictions in which the Company’s subsidiaries and branches are subject to tax are Australia, Belgium, Canada, Denmark, Germany, Gibraltar, Israel, Luxembourg, Malaysia, the Netherlands, Peru, Singapore, Sweden, Switzerland, the United Kingdom and the United States.
White Mountains reported income tax expense of $53 million in 2014 on pre-tax income of $302 million. White Mountains’s effective tax rate for 2014 was 18%, which was lower than the U.S. statutory rate of 35% due primarily to income generated in jurisdictions with lower tax rates than the United States.
White Mountains reported income tax expense of $77 million in 2013 on pre-tax income of $345 million. White Mountains’s effective tax rate for 2013 was 22%, which was lower than the U.S. statutory rate of 35% due primarily to income generated in jurisdictions with lower tax rates than the United States. In addition, the effective tax rate reflects a $7 million release of a valuation allowance at OneBeacon related to the restructuring of a surplus note issued to a consolidated insurance reciprocal exchange.
White Mountains reported an income tax benefit of $16 million in 2012 on pre-tax income of $263 million. Effective January 1, 2013, Sweden reduced its corporate tax rate from 26.3% to 22.0% and Luxembourg increased its corporate tax rate from 28.8% to 29.2%. This resulted in a reduction in deferred tax liabilities in Sweden and an increase in deferred tax assets in Luxembourg as of December 31, 2012. As a result, Sirius Group recognized $73 million in tax benefits from these changes. During 2012, Sirius Group also had a net release of valuation allowances on deferred tax assets in Luxembourg, resulting in a tax benefit of $41 million, and White Mountains established a valuation allowance on deferred tax assets of a group of U.S. companies reported in the Other Operations segment, resulting in a tax expense of $38 million. In total, White Mountains recognized $76 million in overall net tax benefits from these changes. Excluding the impact of these changes, White Mountains’s effective tax rate for 2012 was 23%, which was lower than the U.S. statutory rate of 35% due primarily to income generated in jurisdictions with lower tax rates than the United States.

Discontinued Operations
During 2014, White Mountains recorded a net loss on sale of discontinued operations of $2 million and a net loss from discontinued operations of $2 million. The net loss on sale of discontinued operations included a $19 million loss at OneBeacon on the Runoff Transaction, which included a $24 million after-tax loss from the change in the estimated value of the surplus notes issued with the Runoff Transaction, partially offset by a $5 million after-tax reduction in the loss on sale from the Runoff Transaction related to the change in the treatment of the $7 million pre-tax ($5 million after-tax) reserve charge recorded during the second quarter of 2013 (as described below). Previously, OneBeacon expected that the Runoff SPA would be amended to provide for the transfer of $7 million of additional assets to support the reserve charge. The Runoff SPA was instead revised to increase the cap on seller financing. The $19 million net loss on sale recorded in 2014 from the Runoff Transaction was partially offset by a $14 million gain from a payment received from Allianz, the purchaser of White Mountains’s former subsidiary Fireman’s Fund Insurance Company (“FFIC”), related to the utilization of alternative minimum tax credits associated with the tax loss on the sale of FFIC in 1991 and a $3 million gain from an interim payment from Allstate that primarily related to the favorable development on loss reserves transferred in the sale of Esurance and Answer Financial. The $2 million net loss from discontinued operations in 2014 related entirely to the Runoff Business.
During 2013, White Mountains recorded a net gain on sale of discontinued operations of $46 million and a net loss from discontinued operations of $42 million. During 2013, OneBeacon recorded a $79 million pre-tax loss and LAE provision for the Runoff Business. This reserve charge included a $7 million increase in loss and LAE reserves recorded in the second quarter of 2013, which partially offset $8 million of other revenue associated with a settlement award in the second quarter of 2013 in the Safeco v. American International Group, Inc. (“AIG”) class action related to AIG's alleged underreporting of workers' compensation premiums to the National Workers’ Compensation Reinsurance Pool. The net $71 million pre-tax ($46 million after-tax) of net losses from discontinued operations were fully offset by a $46 million after-tax reduction in the loss on sale of discontinued operations, as prescribed by the terms of the Runoff SPA, which stated that the buyer assumed the risk that loss and LAE reserves develop unfavorably from September 30, 2012 onward.
During 2012, White Mountains recorded a net loss from discontinued operations of $24 million and a net loss on sale of discontinued operations of $92 million, substantially all of which related to the Runoff Transaction and the results of the Runoff Business.

I. Summary of Operations By Segment

White Mountains conducts its operations through four segments: (1) OneBeacon, (2) Sirius Group, (3) HG Global/BAM and (4) Other Operations. While investment results are included in these segments, because White Mountains manages the majority of its investments through its wholly-owned subsidiary, WM Advisors, a discussion of White Mountains’s consolidated investment operations is included after the discussion of operations by segment. White Mountains’s segment information is presented in Note 15 —“Segment Information” to the Consolidated Financial Statements.

OneBeacon

Financial results and GAAP combined ratios for OneBeacon for the years ended December 31, 2014, 2013 and 2012 follow:

	Year Ended December 31,
Millions	2014	2013	2012
Gross written premiums	$1,323.4	$1,162.9	$1,259.2
Net written premiums	$1,216.9	$1,088.6	$1,179.2

Earned insurance and reinsurance premiums	$1,177.1	$1,120.4	$1,132.0
Net investment income	41.7	41.1	53.6
Net realized and unrealized investment gains	40.4	49.4	55.7
Other revenue (losses)	5.8	31.2	(.5)
Total revenues	1,265.0	1,242.1	1,240.8
Losses and LAE	815.1	622.1	650.0
Insurance and reinsurance acquisition expenses	203.3	208.9	249.4
Other underwriting expenses	179.2	204.8	205.2
General and administrative expenses	13.8	12.0	13.4
Interest expense on debt	13.0	13.0	16.9
Total expenses	1,224.4	1,060.8	1,134.9
Pre-tax income	$40.6	$181.3	$105.9

GAAP Ratios:
Losses and LAE	69%	56%	58%
Expense	33	36	40
Combined	102%	92%	98%

The following table presents OneBeacon’s book value per share.

	December 31,
(Millions, except per share amounts)	2014	2013	2012
OneBeacon’s common shareholders’ equity	$1,047.0	$1,104.3	$1,014.5
OneBeacon common shares outstanding	95.3	95.4	95.4
OneBeacon book value per common share	$10.99	$11.58	$10.63
Dividends paid per common share	$.84	$.84	$.84

OneBeacon Results—Year Ended December 31, 2014 versus Year Ended December 31, 2013
OneBeacon ended 2014 with a book value per share of $10.99, an increase of 2.2% during 2014, including dividends, compared to an increase of 17.3% during 2013, including dividends. During 2014, OneBeacon’s book value per share was significantly impacted by (1) a fourth quarter increase in loss and LAE reserves of $109 million ($71 million after-tax) resulting from an actuarial and claims analysis of its ongoing specialty loss reserves, as further described below; (2) a $21 million after-tax loss from discontinued operations, driven primarily by valuation adjustments related to the surplus notes provided in conjunction with the seller financing of the Runoff Transaction; and (3) an after-tax other comprehensive loss of $12 million, primarily due to a decrease in the weighted average discount rate (from 4.7% to 3.9%), as well as a change in the mortality assumptions, used for the annual remeasurement of OneBeacon’s legacy pension plan.
OneBeacon’s GAAP combined ratio increased to 102% for 2014 from 92% for 2013. The increase was primarily driven by a 13 point increase in the loss ratio (primarily due to the fourth quarter reserve increase described below), partially offset by a 3 point improvement in the expense ratio. Net unfavorable loss and LAE reserve development was 8 points ($90 million) for 2014, driven primarily by professional liability, especially lawyers’ liability claims, which OneBeacon put into runoff and sold the renewal rights to in December 2014, and management liability businesses. Net loss reserve development for 2013 was negligible. A large loss in Specialty Property and elevated Crop losses due to lower corn prices also contributed to the increase in OneBeacon’s 2014 loss ratio. Catastrophe losses contributed 1 point to OneBeacon’s GAAP combined ratios for both 2014 and 2013. The decrease in the expense ratio was driven by lower incentive compensation expenses.
OneBeacon’s net written premiums increased 12% in 2014 to $1,217 million, primarily due to an $80 million increase from its newer businesses, particularly OneBeacon Crop Insurance, OneBeacon Program Group and OneBeacon Surety Group.

2014 Fourth Quarter Loss and LAE Reserve Increase
Through the first nine months of 2014, OneBeacon recorded $14.3 million of unfavorable loss and LAE reserve development, driven by greater-than-expected large losses in several underwriting units, primarily in the professional and management liability lines within Professional Insurance. This large loss activity, which occurred mostly during the second and third quarters of 2014, also impacted the current accident year loss and LAE estimates. Additionally, OneBeacon incurred higher-than-usual claim coverage determination costs, a component of LAE expenses, during the first nine months of 2014. Other underwriting units also reported increased claim activity, including Entertainment, Government Risks, and Accident.
Since the increased level of loss and LAE activity continued into the early part of the fourth quarter, the high level of activity in the second and third quarters no longer seemed to be isolated occurrences. As such, during the fourth quarter of 2014, OneBeacon enhanced its actuarial and claims review in several areas. OneBeacon isolated the recent large loss activity in each of its underwriting units and examined the emergence of large losses relative to the timing and amounts of expected large losses. OneBeacon also conducted additional analyses in the lawyers’ professional liability line within the Professional Insurance underwriting unit. These new analyses included a claim level review and the application of additional actuarial methods and loss development assumptions. The results of these analyses indicated that the assumed tail risk included in the loss development patterns used to record IBNR reserves for this line were insufficient and needed to be increased for remaining long-tail exposures. OneBeacon’s claims and actuarial staff also conducted an in-depth review of coverage determination, litigation and other claim-specific adjusting expenses as a result of an emerging trend of increased expenses in these areas over recent quarters, particularly coverage determination expenses. This review concluded that the ultimate costs of these loss adjustment expenses were larger than previously estimated, causing management to record an increase in estimated LAE expenses, primarily in Professional Insurance. Finally, OneBeacon also recorded unfavorable prior year development in other underwriting units, including Entertainment and Government Risks. The unfavorable loss development in Entertainment and Government Risks resulted from heavier than expected claim activity during the fourth quarter, predominantly in the general liability and commercial auto liability lines.

In order to fully reflect these recent trends, OneBeacon recorded a $109.2 million increase in loss and LAE reserves, which included a $75.5 million increase in prior accident year loss and LAE reserves and a $33.7 million increase in the current accident year loss and LAE reserves recorded at September 30, 2014. The components of the 2014 fourth quarter loss and LAE reserve increase and the net loss and LAE development for the full year are provided below:

Millions	2014 Fourth Quarter Reserve Increases			Full Year 2014
Underwriting Unit	Current Accident Year	Prior Accident Year	Total	Net Prior Year Development
Professional Insurance	$22.9	$46.4	$69.3	$59.1
Specialty Property	(1.1)	5.7	4.6	1.1
Crop	3.8	—	3.8	—
Other	2.8	(.4)	2.4	1.6
Specialty Products	28.4	51.7	80.1	61.8

Entertainment	1.5	11.6	13.1	13.5
Government Risks	1.2	7.1	8.3	8.5
Accident	—	3.5	3.5	6.0
Other	2.6	1.6	4.2	—
Specialty Industries	5.3	23.8	29.1	28.0

Total	$33.7	$75.5	$109.2	$89.8

As noted above, OneBeacon increased its provision for current accident year losses and LAE by $33.7 million in the fourth quarter of 2014. In making its loss and LAE reserve picks for the 2014 accident year, OneBeacon considered the results of the enhanced actuarial and claim review and the fact that reported large claims were approaching estimated ultimate held reserves for large losses sooner than originally expected. $3.8 million of the increase is related to higher-than-expected reports of crop losses that emerged in the fourth quarter. The remaining $29.9 million of the increase reflects an increase in management’s best estimate of current losses and LAE as of December 31, 2014 from those recorded in the first nine months of 2014. This increase primarily affected the Professional Insurance underwriting unit, which represented $22.9 million of the total provision.
Reinsurance protection.  OneBeacon purchases reinsurance in order to minimize the loss from large risks or catastrophic events. OneBeacon also purchases individual property reinsurance coverage for certain risks to reduce large loss volatility through property-per-risk excess of loss reinsurance programs and individual risk facultative reinsurance. OneBeacon also maintains excess of loss casualty reinsurance programs that provide protection for individual risk or catastrophe losses involving workers compensation, general liability, automobile liability, professional liability or umbrella liability. The availability and cost of reinsurance protection is subject to market conditions, which are outside of management’s control. Limiting risk of loss through reinsurance arrangements serves to mitigate the impact of large losses; however, the cost of this protection in an individual period may exceed the benefit.
OneBeacon’s net combined ratio was higher than the gross combined ratio by 2 points for both 2014 and 2013 as a result of the cost of the reinsurance programs more than offsetting the benefits from ceded losses.

OneBeacon Discontinued Operations - Runoff Transaction
In October 2012, OneBeacon entered into a definitive agreement to sell its Runoff Business to Armour. The Runoff Transaction closed in the fourth quarter of 2014. See Note 22 — “Discontinued Operations” for more details regarding the Runoff Transaction. During 2014, OneBeacon reported a $21 million after-tax net loss in discontinued operations related to the Runoff Transaction, which included a $19 million after-tax loss from sale of the Runoff Business (further described below) and a $2 million after-tax loss from the underwriting results of the Runoff Business.
As part of closing the Runoff Transaction on December 23, 2014, OneBeacon provided financing in the form of surplus notes with a par value of $101 million issued by OneBeacon Insurance Company (“OBIC”), one of the entities that were transferred from OneBeacon to Armour as part of the transaction (the “OBIC Surplus Notes”). As of December 31, 2014, the OBIC Surplus Notes had a fair value of $65 million, based on a discounted cash flow model, resulting in a total valuation adjustment of $36 million pre-tax ($23 million after tax) included in loss from sale of discontinued operations. Subsequent to closing, the OBIC Surplus Notes are included in OneBeacon’s investment portfolio, categorized within other long-term investments, and subsequent changes in value thereon will be reflected in continuing operations. See “Critical Accounting Estimates” for a sensitivity analysis of potential changes in these key variables that can impact the estimated fair value of the OBIC Surplus Notes.

Also during 2014, OneBeacon’s expectation of the treatment of a $7 million reserve charge related to the Runoff Business and recorded during 2013 changed. Previously, OneBeacon had expected that the Runoff SPA would be amended to provide for the transfer of $7 million of additional assets to support this reserve charge; the Runoff SPA was instead revised, in part, to increase the cap on seller financing. As a result, the $7 million reserve charge ($5 million after-tax) was recorded as a reduction to the estimated loss on sale of discontinued operations.
These changes, along with certain other adjustments, resulted in a net increase in the estimated loss on the sale of the Runoff Business of $29 million ($19 million after tax) for the full year 2014, resulting in a pre-tax loss on sale at closing of $98 million ($64 million after tax) recognized since the third quarter of 2012.
Subsequent to the closing of the Runoff Transaction, on January 22, 2015, three holders of insurance policies issued by the companies we sold to Armour in the Runoff Transaction filed a Petition for Review with the Commonwealth Court of Pennsylvania (“Commonwealth Court”) requesting that the Commonwealth Court vacate the PID’s orders approving the Runoff Transaction and denying their right to intervene in the PID’s regulatory review of the Runoff Transaction. OneBeacon believes the claims made by the petitioners are without merit and intends to intervene in the proceedings before the Commonwealth Court to vigorously defend the propriety of the PID’s orders in their entirety.

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
OneBeacon’s GAAP combined ratio decreased to 92% for 2013 from 98% for 2012, which reflects both lower loss and expense ratios as compared to 2012. The decrease in the loss ratio was driven by a decrease in catastrophe losses which were negligible in 2013 compared to 5 points of net catastrophe losses ($56 million, including $8 million of ceded reinstatement premiums) for 2012, due primarily to the impact of hurricane Sandy. Favorable loss reserve development for 2013 was negligible, compared to 1 point ($7 million) for 2012. The decrease in the expense ratio for 2013 was primarily from lower insurance acquisition expenses due to changes in business mix driven by the termination of the underwriting arrangement with Hagerty Insurance Agency, partially offset by higher non-claims litigation expenses.
OneBeacon’s net written premiums decreased 8% in 2013 to $1,089 million, primarily due to the exit from the collector car and boat and energy businesses, partially offset by growth in nearly all of OneBeacon’s ongoing specialty lines. In January 2013, OneBeacon terminated its relationship with Hagerty and sold Essentia, the wholly owned subsidiary that wrote OneBeacon’s Hagerty collector car and boat business, to Markel Corporation. Excluding the $206 million of net written premiums from the exited businesses in 2012, net written premiums increased 12%.
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

OneBeacon Discontinued Operations - Runoff Transaction
As a result of a comprehensive actuarial analysis conducted by OneBeacon during the fourth quarter of 2013, OneBeacon recorded $72 million of unfavorable prior year non-A&E loss and LAE development related to the Runoff Business. The increase in loss reserves was concentrated in the workers compensation, personal auto liability and excess liability lines of business. In addition, OneBeacon increased its estimate of adjusting and other expenses, a component of LAE reserves.
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
During the fourth quarter of 2013, OneBeacon also increased the estimated pre-tax transaction costs associated with the Runoff Transaction, which was partially offset by the accretion of interest on the original sales price and, coupled with the $47 million after-tax provision for loss and LAE, resulted in a $46 million after-tax reduction in the ultimate loss on sale from discontinued operations. This reduction in the ultimate loss on sale was essentially offset by a $46 million after-tax loss from discontinued operations, driven by the unfavorable loss reserve development.

Sirius Group

Financial results and GAAP combined ratios for Sirius Group for the years ended December 31, 2014, 2013 and 2012 follows:

	Year Ended December 31,
Millions	2014	2013	2012
Gross written premiums	$1,136.6	$1,120.4	$1,178.8
Net written premiums	$882.5	$876.6	$947.7

Earned insurance and reinsurance premiums	$873.9	$866.4	$931.6
Net investment income	41.1	48.8	65.0
Net realized and unrealized investment gains	209.2	26.7	17.3
Other revenue—foreign currency translation (losses) gains	(56.5)	(1.0)	39.9
Other (losses) revenue	(5.9)	17.8	30.7
Total revenues	1,061.8	958.7	1,084.5
Losses and LAE	345.3	418.4	543.9
Insurance and reinsurance acquisition expenses	193.6	166.5	180.8
Other underwriting expenses	129.7	126.1	116.4
General and administrative expenses	29.8	30.5	35.3
Accretion of fair value adjustment to loss and LAE reserves	.7	1.7	10.6
Interest expense on debt	26.3	26.3	26.2
Total expenses	725.4	769.5	913.2
Pre-tax income	$336.4	$189.2	$171.3

GAAP Ratios:
Loss and LAE	39%	48%	58%
Expense	37	34	32
Combined	76%	82%	90%

Sirius Group Results—Year Ended December 31, 2014 versus Year Ended December 31, 2013
Sirius Group’s GAAP combined ratio was 76% for 2014 compared to 82% for 2013. The decrease was due to lower catastrophe losses and higher favorable loss reserve development, partially offset by higher acquisition and incentive compensation expenses. The 2014 combined ratio included 7 points ($59 million) of catastrophe losses, including $18 million from flooding in the Jammu and Kashmir regions in India and $8 million from Cyclone Hudhud in eastern India and Nepal, compared to 10 points ($85 million) of catastrophe losses in 2013. Favorable loss reserve development was 11 points ($98 million) in 2014 primarily due to decreases in property loss reserves, including reductions for prior period catastrophe losses, in addition to decreases in aviation, accident and health, and casualty loss reserves. Favorable loss reserve development was 6 points ($48 million) in 2013 primarily due to reductions in property loss reserves, including $24 million of favorable loss reserve development on prior year’s catastrophe losses.
Sirius Group’s gross and net written premiums each increased 1% to $1,137 million and $883 million for 2014. Increases in the accident and health, property (excluding property catastrophe excess), and aviation lines were partially offset by decreases in the property catastrophe excess and trade credit lines.  Net earned premiums also increased 1% for 2014.
In 2014, Sirius Group’s other revenue was a loss of $6 million, which was primarily due to a $7 million mark-to-market loss on the interest rate cap associated with the SIG Preference Shares, somewhat offset by a $1 million gain on the sale of Citation as a “shell company.” In 2013, Sirius Group’s other revenue primarily consisted of pre-tax transaction gains of $14 million from White Mountains Solutions’ acquisitions of Ashmere and Empire. Additionally, Sirius Group recorded $57 million of foreign currency translation losses in 2014 compared to $1 million of foreign currency translation losses in 2013. (See “Foreign Currency Translation” on page 73.)
Sirius Group’s insurance and reinsurance acquisition expenses increased $27 million in 2014, as 2013 included the benefit from $19 million of profit commissions accrued by Sirius Group on ceded European property treaties, compared to $6 million on these European treaties in 2014. In addition, in 2014, additional profit commissions of $6 million were due from Sirius Group for prior accident year assumed treaties as a result of favorable loss reserve development on these treaties. Sirius Group is also experiencing higher up front acquisition expenses on certain treaty renewals due to overall softening market conditions. Sirius Group’s other underwriting expenses were up 3% in 2014, primarily due to higher incentive compensation expenses.

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
Sirius Group’s net combined ratio was 1 point lower than the gross combined ratio for 2014 and equaled the gross combined ratio for 2013.  For 2014, the net combined ratio was lower than the gross combined ratio as ceded loss recoveries, primarily in the accident and health and aviation lines, mostly offset the premiums ceded under Sirius Group’s reinsurance protection programs. The net and gross combined ratios were the same for 2013 as the cost of property retrocessions was offset by loss recoveries on catastrophe losses in Europe and Asia and profit commissions on ceded business.

Sirius Group Results—Year Ended December 31, 2013 versus Year Ended December 31, 2012
Sirius Group’s GAAP combined ratio was 82% for 2013 compared to 90% for 2012. The decrease was primarily due to lower catastrophe losses, higher favorable loss reserve development and lower agricultural losses. The 2013 combined ratio included 10 points ($85 million) of catastrophe losses, net of reinsurance and reinstatement premiums, primarily comprised of $27 million of flood losses in Central Europe, $20 million of hail storm losses in Germany and France, and $8 million of losses from typhoon Fitow in China, while the 2012 combined ratio included 13 points ($117 million) of catastrophe losses, comprised mainly of $98 million of losses from hurricane Sandy. Favorable loss reserve development was 6 points ($48 million) in 2013, which included $24 million of favorable loss reserve development on prior year’s catastrophe losses. Other major reductions in loss reserve estimates recognized included property ($17 million), aviation/space ($10 million) and accident and health ($9 million), partially offset by a $12 million increase in asbestos loss reserves. Favorable loss reserve development was 4 points ($34 million) for 2012, primarily attributable to favorable development in property and casualty lines, offset by a $46 million increase in asbestos reserves. Additionally, the combined ratio for 2012 included 3 points of agricultural losses, primarily as a result of a drought in the Midwestern United States.
Sirius Group’s gross written premiums decreased 5% for 2013 to $1,120 million, while net written premiums decreased 8% for 2013 to $877 million.  These decreases were primarily from the accident and health and trade credit lines of business, partially offset by increases in the property lines.  Net earned premiums decreased 7% for 2013 to $866 million due to lower accident and health and trade credit premiums. The effects of foreign currency translation on premiums were not material in 2013.
In 2013, Sirius Group’s other revenue primarily consisted of pre-tax transaction gains of $14 million from White Mountains Solutions’s acquisitions of Ashmere and Empire, compared to pre-tax transaction gains of $14 million in 2012 from White Mountains Solutions’s acquisitions of PICO, Citation, Woodridge and Oakwood. Other revenues in 2012 also included $15 million on the sale of Sirius Group’s interest in an affiliate, IMG, a managing general underwriter in the medical and travel business. Additionally, Sirius Group recorded $1 million of foreign currency translation losses in 2013 compared to $40 million of foreign currency translation gains in 2012. (See “Foreign Currency Translation” on page 73.)
Sirius Group’s insurance and reinsurance acquisition expenses decreased $14 million in 2013, primarily due to lower business volume and higher profit commissions earned on ceded European property treaties. Sirius Group’s other underwriting expenses increased $10 million in 2013, primarily due to increased incentive compensation expenses and higher professional fees, primarily related to Lloyd’s Syndicate 1945. General and administrative expenses decreased by $5 million, primarily due to lower severance and separation costs in 2013 as a result of reductions in staff in 2012.  Accretion of fair value adjustment to losses and LAE reserves decreased by $9 million due to the acceleration of the amortization of the purchase accounting established for the acquisition of Scandinavian Reinsurance Company Ltd. (“Scandinavian Re”) due to a treaty commutation in the first quarter of 2012.
Reinsurance protection.  Sirius Group’s net combined ratio equaled the gross combined ratio for 2013 and was 6 points higher than the gross combined ratio for 2012.  The net and gross combined ratios were the same for 2013 as the cost of property retrocessions was offset by loss recoveries on catastrophe losses in Europe and Asia and profit commissions on ceded business. In 2012, the gross combined ratio was lower than the net combined ratio primarily due to the cost of property retrocessions with limited ceded property loss recoveries.

HG Global/BAM

The following table presents the components of pre-tax income included in White Mountains’s HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$16.2	$—	$16.2
Assumed (ceded) written premiums	12.3	(12.3)	—	—
Net written premiums	$12.3	$3.9	$—	$16.2

Earned insurance and reinsurance premiums	$1.4	$.4	$—	$1.8
Net investment income	1.4	5.7	—	7.1
Net investment income - BAM Surplus Notes	15.7	—	(15.7)	—
Net realized and unrealized investment gains	1.7	6.6	—	8.3
Other revenue	—	.6	—	.6
Total revenues	20.2	13.3	(15.7)	17.8
Insurance and reinsurance acquisition expenses	.3	1.8	—	2.1
Other underwriting expenses	—	.4	—	.4
General and administrative expenses	1.6	35.9	—	37.5
Interest expense - BAM Surplus Notes	—	15.7	(15.7)	—
Total expenses	1.9	53.8	(15.7)	40.0
Pre-tax income (loss)	$18.3	$(40.5)	$—	$(22.2)

	Year Ended December 31, 2013
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$13.6	$—	$13.6
Assumed (ceded) written premiums	10.6	(10.6)	—	—
Net written premiums	$10.6	$3.0	$—	$13.6

Earned insurance and reinsurance premiums	$.4	$.1	$—	$.5
Net investment income	1.0	4.7	—	5.7
Net investment income - BAM Surplus Notes	40.2	—	(40.2)	—
Net realized and unrealized investment losses	(2.0)	(9.3)	—	(11.3)
Other revenue	—	.4	—	.4
Total revenues	39.6	(4.1)	(40.2)	(4.7)
Insurance and reinsurance acquisition expenses	.1	1.4	—	1.5
Other underwriting expenses	—	.4	—	.4
General and administrative expenses	1.4	32.5	—	33.9
Interest expense - BAM Surplus Notes	—	40.2	(40.2)	—
Total expenses	1.5	74.5	(40.2)	35.8
Pre-tax income (loss)	$38.1	$(78.6)	$—	$(40.5)

	Year Ended December 31, 2012
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$—	$—	$—
Assumed (ceded) written premiums	—	—	—	—
Net written premiums	$—	$—	$—	$—

Earned insurance and reinsurance premiums	$—	$—	$—	$—
Net investment income	.3	1.9	—	2.2
Net investment income - BAM Surplus Notes	18.4	—	(18.4)	—
Net realized and unrealized investment gains	—	—	—	—
Other revenue	—	—	—	—
Total revenues	18.7	1.9	(18.4)	2.2
Insurance and reinsurance acquisition expenses	—	—	—	—
Other underwriting expenses	—	.2	—	.2
General and administrative expenses	4.5	19.6	—	24.1
Interest expense - BAM Surplus Notes	—	18.4	(18.4)	—
Total expenses	4.5	38.2	(18.4)	24.3
Pre-tax income (loss)	$14.2	$(36.3)	$—	$(22.1)

HG Global/BAM Results—Year Ended December 31, 2014 versus Year Ended December 31, 2013
In 2014, BAM insured $7.8 billion of municipal bonds, $7.4 billion of which were in the primary market, up 66% from 2013. As of December 31, 2014, BAM’s total claims paying resources were approximately $581 million on total insured par of $12.4 billion.
HG Global reported pre-tax income of $18 million in 2014, which was driven by $16 million of interest income on the BAM Surplus Notes, compared to $38 million in 2013, which was driven by $40 million of interest income on the BAM Surplus Notes. The decrease in interest income on the BAM Surplus Notes was due to a change in the interest rate. (See LIQUIDITY AND CAPITAL RESOURCES, HG Global/BAM, on page 77.)
White Mountains reported $41 million of pre-tax losses on BAM in 2014, driven by $16 million of interest expense on the BAM Surplus Notes and $36 million of operating expenses, partially offset by $7 million of net realized and unrealized investment gains, compared to $79 million in pre-tax losses in 2013, driven by $40 million of interest expense on the BAM Surplus Notes, $33 million of operating expenses and $9 million of net realized and unrealized investment losses. BAM’s affairs are managed on a statutory accounting basis, and it does not report stand-alone GAAP financial results. BAM’s statutory net loss was $32 million for 2014, compared to $29 million for 2013. As a mutual insurance company that is owned by its members, BAM’s results do not affect White Mountains’s adjusted book value per share. However, White Mountains is required to consolidate BAM’s results in its GAAP financial statements and its results are attributed to non-controlling interests.

HG Global/BAM Results—Year Ended December 31, 2013 versus Year Ended December 31, 2012
HG Global reported pre-tax income of $38 million in 2013, which was driven by $40 million of interest income on the BAM Surplus Notes, compared to $14 million in 2012, which was driven by $18 million of interest income on the BAM Surplus Notes, partially offset by startup and operational costs.
White Mountains reported $79 million of pre-tax losses on BAM in 2013, driven by $40 million of interest expense on the BAM Surplus Notes and $33 million of operating expenses, compared to $36 million in pre-tax losses in 2012 that were driven by $18 million of interest expense on the BAM Surplus Notes and startup and operational costs. BAM’s results for 2013 were also impacted by $9 million of realized and unrealized investment losses resulting from an increase in interest rates. BAM’s statutory net loss was $29 million in 2013 and $18 million in 2012.

The following table presents amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’s consolidated balance sheet as of December 31, 2014:

	As of December 31, 2014
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total Segment
Assets
Fixed maturity investments	$114.4	$419.4	$—	$533.8
Short-term investments	6.6	34.8	—	41.4
Total investments	121.0	454.2	—	575.2
Cash	.3	17.3	—	17.6
BAM Surplus Notes	503.0	—	(503.0)	—
Accrued interest receivable on BAM Surplus Notes	74.4	—	(74.4)	—
Other assets	5.7	17.0	(.5)	22.2
Total assets	$704.4	$488.5	$(577.9)	$615.0

Liabilities
BAM Surplus Notes(1)	$—	$503.0	$(503.0)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	74.4	(74.4)	—
Preferred dividends payable to White Mountains's subsidiaries(3)	93.3	—	—	93.3
Preferred dividends payable to non-controlling interests	2.9	—	—	2.9
Other liabilities	24.7	33.0	(.5)	57.2
Total liabilities	120.9	610.4	(577.9)	153.4

Equity
White Mountains’s common shareholders’ equity	565.5	—	—	565.5
Non-controlling interests	17.9	(121.9)	—	(104.0)
Total equity	583.4	(121.9)	—	461.5
Total liabilities and equity	$704.3	$488.5	$(577.9)	$614.9

(1)	Under GAAP, the BAM Surplus Notes are classified as debt by the issuer. Under U.S. Statutory accounting, they are classified as Surplus.

(2)
Under GAAP, interest accrues daily on the BAM Surplus Notes. Under U.S. Statutory accounting, interest is not accrued on the BAM Surplus Notes until it has been approved for payment by insurance regulators.

(3)
For segment reporting, the HG Global preferred dividend receivable at White Mountains is reclassified from the Other Operations segment to the HG Global/BAM segment. Dividends on HG Global preferred shares payable to White Mountains’s subsidiaries are eliminated in White Mountains’s consolidated financial statements.

The following table presents the gross par value of policies priced and closed by BAM for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
Millions	2014	2013
Gross par value of primary market policies priced	$7,641.1	$4,451.5
Gross par value of secondary market policies priced	470.9	351.0
Total gross par value of market policies priced	8,112.0	4,802.5

Less: Gross par value of policies priced yet to close	(379.5)	(97.6)
Gross par value of policies closed that were previously priced	97.5	3.3
Total gross par value of market policies closed	$7,830.0	$4,708.2

The following table presents BAM’s total claims paying resources as of December 31, 2014 and 2013:

	As of December 31,
Millions	2014	2013
Policyholders’ surplus	$448.7	$469.0
Contingency reserve	4.7	1.1
Qualified statutory capital	453.4	470.1
Net unearned premiums	6.4	3.0
Present value of future installment premiums	1.4	—
Collateral trusts	120.0	105.4
Claims paying resources	$581.2	$578.5

Other Operations
A summary of White Mountains’s financial results from its Other Operations segment for the years ended December 31, 2014, 2013 and 2012 follows:

	Year Ended December 31,
Millions	2014	2013	2012
Earned insurance premiums	$6.1	$—	$—
Net investment income	15.1	15.3	32.8
Net realized and unrealized investment gains	26.0	96.9	45.2
Other revenue—QuoteLab	65.3	—	—
Other revenue—Tranzact	43.2	—	—
Other revenue—Tuckerman Fund I(1)	—	—	24.1
Other revenue—Symetra warrants	—	10.8	17.7
Other revenue	9.9	(1.7)	(11.6)
Total revenues	165.6	121.3	108.2
Losses and LAE	8.9	—	—
Insurance and reinsurance acquisition expenses	.8	—	—
General and administrative expenses—QuoteLab	60.6	—	—
General and administrative expenses—Tranzact	37.4	—	—
General and administrative expenses—Tuckerman Fund I(1)	—	—	21.0
General and administrative expenses	108.4	103.2	77.8
Interest expense on debt	2.6	3.2	1.7
Total expenses	218.7	106.4	100.5
Pre-tax (loss) income	$(53.1)	$14.9	$7.7

(1)
On December 31, 2011, Tuckerman Fund I was dissolved and all of the net assets of the fund, which consisted of the LLC units of Hamer and Bri-Mar, two small manufacturing companies, were distributed. As of October 1, 2012, Hamer and Bri-Mar are no longer consolidated and are accounted for as investments in unconsolidated affiliates.

Other Operations Results—Year Ended December 31, 2014 versus Year Ended December 31, 2013
White Mountains’s Other Operations segment reported pre-tax loss of $(53) million in 2014 compared to pre-tax income of $15 million in 2013.  White Mountains’s Other Operations segment reported net realized and unrealized investment gains of $26 million in 2014 compared to $97 million in 2013. (See Summary of Investment Results on page 69.) The Other Operations segment reported net investment income of $15 million in both 2014 and 2013. Other revenues in 2014 included $65 million from QuoteLab and $43 million from Tranzact, which are revenues recorded since their acquisition in 2014. Other revenues in 2014 also included third-party investment management fee income at WM Advisors of $12 million, compared to $11 million in 2013. Other revenue in 2013 included $11 million of mark-to-market gains on the Symetra warrants prior to their exercise in the second quarter of 2013. (See Investment in Symetra Common Shares on page 72.)
General and administrative expenses increased 100% in 2014 primarily due to expenses related to QuoteLab and Tranzact, including amortization of intangible assets, which substantially offset their revenues in pre-tax income. The increase from these new businesses was partially offset by a decrease in incentive compensation accruals in 2014. General and administrative expenses in 2013 included a $10 million reduction related to an adjustment to the fair value of variable annuity death benefit expenses at WM Life Re, which was mostly offset in other revenues by a component of the change in the fair value of WM Life Re's derivative assets and liabilities. WM Life Re reported losses of $9 million in 2014 compared to $17 million in 2013. WM Life Re’s results in 2013 included $7 million of gains associated with changes in projected surrender assumptions, partially offset by increased trading expenses. See Note 9 - “Derivatives” for details regarding WM Life Re’s total impact on White Mountains’s statement of operations.
White Mountains’s Other Operations segment reported $12 million of GAAP pre-tax losses relating to SSIE in 2014, which included $2 million of unfavorable loss reserve development reported in the second quarter, as well as a $3 million goodwill impairment charge. As a reciprocal insurance exchange that is owned by its policyholders, SSIE’s results are attributed to non-controlling interests and do not affect White Mountains’s adjusted book value per share.
Share repurchases. White Mountains repurchased and retired 217,879 of its common shares for $134 million in 2014 at an average price per share of $617.29, or approximately 93% of White Mountains’s December 31, 2014 adjusted book value per share.

Other Operations Results—Year Ended December 31, 2013 versus Year Ended December 31, 2012
White Mountains’s Other Operations segment reported pre-tax income of $15 million in 2013 compared to pre-tax income of $8 million in 2012.  White Mountains’s Other Operations segment reported net realized and unrealized investment gains of $97 million in 2013 compared to $45 million in 2012. (See Summary of Investment Results on page 69.) The Other Operations segment reported net investment income of $15 million in 2013 compared to $33 million in 2012, primarily due to a lower average invested asset base, mainly a result of White Mountains’s investment of approximately $600 million in HG Global in July 2012 and share repurchases, and a shift in the investment portfolio from fixed maturity investments towards common equity securities. The value of White Mountains’s investment in Symetra warrants prior to their exercise during the second quarter of 2013 increased $11 million in 2013 compared to an increase of $18 million in 2012. (See Investment in Symetra Common Shares on page 72.) WM Life Re reported losses of $17 million in 2013 compared to $19 million in 2012. The improvement in WM Life Re’s results was primarily due to $7 million of gains in 2013 associated with changes in projected surrender assumptions, partially offset by increased trading expenses. See Note 9 — “Derivatives” for details regarding WM Life Re’s total impact on White Mountains’s statement of operations.
Share repurchases. White Mountains repurchased and retired 141,535 of its common shares for $80 million in 2013 at an average price per share of $563.91, or approximately 88% of White Mountains’s December 31, 2013 adjusted book value per share.

II. Summary of Investment Results

For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a better comparison to benchmark returns, while all dollar amounts are presented net of any management fees and trading expenses.  A summary of White Mountains’s consolidated pre-tax investment results for the years ended December 31, 2014, 2013 and 2012 follows:

Pre-tax investment results	Year Ended December 31,
Millions	2014	2013	2012
Net investment income	$105.0	$110.9	$153.6
Net realized and unrealized investment gains(1)	283.9	161.7	118.2
Change in foreign currency translation on investments recognized through other comprehensive income(2)	(274.3)	11.3	95.5
Total GAAP pre-tax investment gains	$114.6	$283.9	$367.3

(1)	Includes foreign currency gains (losses) of $141.4, $1.0 and $(57.2).

(2)	Excludes non-investment related foreign currency gains (losses) that are also recognized through other comprehensive income of $105.8, $(8.6) and $(55.9).

Gross investment returns and benchmarks returns

	Year Ended December 31,
	2014	2013	2012
Fixed maturity investments	0.9%	0.5%	4.9%
Short-term investments	(2.0)%	0.1%	0.3%
Total fixed income investment returns:
In U.S. dollars	0.5%	0.4%	4.4%
Barclays U.S. Intermediate Aggregate Index	4.1%	(1.0)%	3.6%

Common equity securities	7.5%	23.2%	9.8%
Convertible fixed maturity and preferred investments	0.3%	7.8%	6.0%
Other long-term investments	7.0%	6.9%	2.4%
Total common equity securities, convertible fixed maturity and preferred investments and other long-term investments returns:
In U.S. dollars	7.1%	18.9%	7.7%
S&P 500 Index (total return)	13.7%	32.4%	16.0%

Total consolidated portfolio	1.9%	4.1%	4.9%

Investment Returns—Year Ended December 31, 2014 versus Year Ended December 31, 2013
White Mountains’s GAAP pre-tax total return on invested assets was 1.9% for 2014, compared to 4.1% for 2013. 2014 included 1.9% of foreign currency losses, while foreign currency translation did not meaningfully impact investment returns in 2013.

Fixed income results
White Mountains maintains a high-quality, short-duration fixed income portfolio. As of December 31, 2014, the fixed income portfolio duration was approximately 2.0 years, including short-term investments, compared to 2.1 years as of December 31, 2013. In local currencies, the fixed income portfolio was up 2.7% for 2014, a decent absolute result for the year but behind the longer duration Barclays U.S. Intermediate Aggregate Bond Index return of 4.1%. The portfolio’s short duration positioning contributed to the underperformance versus the benchmark as interest rates fell in 2014. Including foreign currency losses, the fixed income portfolio was up 0.5% for 2014. In local currencies, the fixed income portfolio was up 0.5% for 2013, outperforming the longer duration Barclays U.S. Intermediate Aggregate Bond Index return of -1.0%. The portfolio’s short duration positioning contributed to the outperformance versus the benchmark as interest rates rose in 2013. Including foreign currency losses, the fixed income portfolio was up 0.4% for 2013.

Common equity securities, convertibles and other long-term investments results
White Mountains maintains a value-oriented equity portfolio that consists of common equity securities, convertibles and other long-term investments, including hedge funds and private equity funds. White Mountains’s management believes that prudent levels of investments in common equity securities, convertibles and other long-term investments are likely to enhance long-term after-tax total returns.
White Mountains’s portfolio of common equity securities, convertibles and other long-term investments represented approximately 18% of GAAP invested assets as of December 31, 2014. In local currencies, the equity portfolio was up 8.0% for 2014, a strong absolute result for the year but mixed against benchmarks, underperforming the S&P 500 return of 13.7% and outperforming the small-cap Russell 2000 return of 4.9%. Including foreign currency losses, the equity portfolio was up 7.1% for 2014.
White Mountains’s portfolio of common equity securities, convertibles and other long-term investments represented approximately 20% of GAAP invested assets as of December 31, 2013. In local currencies, the equity portfolio was up 18.9% for 2013, a strong absolute result for the year but behind benchmarks. The shortfall against benchmarks was due primarily to underperformance in White Mountains’s value oriented common equity security portfolio (up 23.2% vs. the S&P 500 return of 32.4%) and the impact of convertibles in the equity portfolio (as opposed to common equity securities), which tend to lag benchmarks in strong up markets. Foreign currency translation did not meaningfully impact equity returns in 2013.
White Mountains’s equity investment style is generally value-oriented. The portfolio is constructed to provide an element of downside protection; management expects the portfolio to underperform indices in strong up markets but outperform those indices in down markets.
White Mountains has established separate accounts with third party registered investment advisers to manage its publicly-traded common equity securities and convertibles. The largest of these separate account relationships are with Prospector, Lateef and Silchester.
Using a value orientation, Prospector invests in positions in the United States and other developed markets. Prospector’s investment strategy consists of a bottom-up fundamental value analysis with an emphasis on balance sheet strength. Prospector puts particular emphasis on (i) private market value, (ii) free cash flow yield and (iii) absolute and relative valuation. Prospector invests across the capital structure and often invests in convertibles that it believes provide better risk/return tradeoffs, given their income and redemption features.
The Prospector portfolio accounted for approximately 30% of White Mountains’s common equity securities, convertibles and other long-term investments as of December 31, 2014. The Prospector portfolio returned 6.6% for 2014, lagging the S&P 500 return of 13.7%. Prospector’s underperformance relative to the S&P 500 in 2014 reflected an underweight position and underperformance in the technology and healthcare sectors.  Like many managers, Prospector’s underweight position in large cap stocks also negatively impacted its performance relative to the S&P 500 in 2014. For reference, the small cap Russell 2000 Index returned 4.9% for 2014. The Prospector portfolio accounted for approximately 50% of White Mountains’s common equity securities, convertibles and other long-term investments as of December 31, 2013. The Prospector portfolio returned 23.2% for 2013, lagging the S&P 500 return of 32.4%. Prospector’s underperformance relative to the S&P 500 return in 2013 reflected an overweight position in gold mining, an underweight position in the consumer discretionary, technology and industrial sectors and the impact of convertible fixed maturity positions (as opposed to common equity securities), which tend to lag the index in strong up markets.
Total annualized total returns for White Mountains’s separate accounts managed by Prospector compared to the annualized total returns of the S&P 500 Index are as follows:

	Periods ending December 31, 2014
Annualized returns	1-year	3-years	5-years	10-years(1)
Prospector separate accounts	6.6%	12.2%	10.7%	8.0%
S&P 500 Index	13.7%	20.4%	15.4%	7.7%
(1) Represents the inception of the Prospector separate account in the beginning of 2005, which was established in connection with an investment management agreement between Prospector and White Mountains whereby Prospector serves as a discretionary adviser with respect to specified assets, primarily equity securities.

The Lateef separate account is a highly concentrated portfolio of high quality mid- and large-cap growth companies. Lateef is a growth at a reasonable price manager focused on investing in high return on invested capital businesses at reasonable valuations. Lateef uses a bottom up, fundamental research-driven investment process that is focused on absolute returns, low turnover and a long-term investment horizon. As a highly concentrated portfolio of 15 to 20 positions, relative performance to the S&P 500 is often driven, positively or negatively, by individual positions, especially in the short-term. The Lateef separate account returned 6.5% for 2014, lagging the S&P 500 return of 13.7%. The Lateef separate account returned 30.5% for 2013, compared to the S&P 500 return of 32.4%.

White Mountains has an investment in the Calleva Trust, an open-ended unit trust established as an Undertaking for Collective Investment in Transferable Securities (“UCITS”) under the European Communities Regulations and is managed by Silchester. Silchester invests primarily in value-oriented non-U.S. equity securities. Silchester’s investment strategy focuses on companies with low market multiples of earnings, cash flow, asset value or dividends. In local currencies, the Silchester portfolio returned 8.6% for 2014 and 32.6% for 2013.
White Mountains also maintains a portfolio of other long-term investments that consists of private equity partnerships, hedge funds, certain unconsolidated insurance service businesses and surplus note investments. Approximately 60% of these long-term investments as of December 31, 2014 are in private equity funds, with a general emphasis on narrow, sector-focused funds and hedge funds, with a general emphasis on long-short equity funds. White Mountains’s other long-term investments returned 7.0% for 2014, outperforming the HFRX Equal Weighted Strategies Index return of -0.5%. White Mountains’s other long-term investments returned 6.9% for 2013, which outperformed the HFRX Equal Weighted Strategies Index return of 6.3%.

Investment Returns—Year Ended December 31, 2013 versus Year Ended December 31, 2012
White Mountains’s GAAP pre-tax total return on invested assets was 4.1% for 2013 compared to 4.9% for 2012. Foreign currency translation did not meaningfully impact investment returns in 2013, while 2012 included 0.5% of foreign currency gains.

Fixed income results
White Mountains maintains a high-quality, short-duration fixed income portfolio. As of December 31, 2013, the fixed income portfolio duration was approximately 2.1 years, including short-term investments, compared to 2.4 years as of December 31, 2012. In local currencies, the fixed income portfolio was up 0.5% for 2013, outperforming the longer duration Barclays U.S. Intermediate Aggregate Bond Index return of -1.0%. The portfolio’s short duration positioning contributed to the outperformance versus the benchmark as interest rates rose in 2013. Including foreign currency losses, the fixed income portfolio was up 0.4% for 2013. In local currencies, the fixed income portfolio was up 3.8% for 2012, compared to the Barclays U.S. Intermediate Aggregate Bond Index return of 3.6%. Including foreign currency gains, the fixed income portfolio was up 4.4% for 2012.

Common equity securities, convertibles and other long-term investments results
White Mountains’s portfolio of common equity securities, convertibles and other long-term investments represented approximately 20% of GAAP invested assets as of December 31, 2013. In local currencies, the equity portfolio was up 18.9% for 2013, a strong absolute result for the year but behind benchmarks. The shortfall against benchmarks was due primarily to underperformance in White Mountains’s value oriented common equity security portfolio (up 23.2% vs. the S&P 500 return of 32.4%) and the impact of convertible fixed maturity investments in the equity portfolio (as opposed to common equity securities), which tend to lag benchmarks in strong up markets. Foreign currency translation did not meaningfully impact equity returns in 2013.
White Mountains’s portfolio of common equity securities, convertibles and other long-term investments represented approximately 20% of GAAP invested assets as of December 31, 2012. In local currencies, the equity portfolio was up 7.8% in 2012, underperforming the S&P 500 return of 16.0%. Foreign currency translation did not meaningfully impact equity returns in 2012.
The Prospector portfolio returned 23.2% for 2013 and 7.7% for 2012, lagging the S&P 500 return of 32.4% and 16.0%, respectively, in both periods. Prospector’s underperformance relative to the S&P 500 returns for both periods reflected an overweight position in gold mining, an underweight position in the consumer discretionary, technology and industrial sectors and the impact of convertible fixed maturity investments (as opposed to common equity securities), which tend to lag benchmarks in strong up markets.
The Lateef separate account, which consists of a highly concentrated portfolio where relative performance is often influenced by one or two positions, returned 32.6% for 2013 compared to the S&P 500 return of 32.4%.  Lateef’s performance in 2013 reflects specific positions in the industrial, technology and consumer discretionary sectors. The Lateef separate account, which was established on May 11, 2012, returned 7.0% for 2012, outperforming the S&P 500 return of 6.6%.
In local currencies, the Silchester portfolio, which invests primarily in value-oriented non-U.S. equity securities, returned 32.6% for 2013, compared to the S&P 500 return of 32.4%. In local currencies, the Silchester portfolio returned 15.9% for 2012 compared to the S&P 500 return of 16.0%.
White Mountains’s other long-term investments returned 6.9% for 2013, which outperformed the HFRX Equal Weighted Strategies Index return of 6.3% for 2013. White Mountains’s other long-term investments returned 2.4% for 2012, which was essentially in line with the HFRX Equal Weighted Strategies Index return of 2.5%.

Investment in Symetra Common Shares
During 2014, 2013 and 2012, White Mountains recorded $44 million, $35 million and $30 million in after-tax equity in earnings from its investment in Symetra’s common shares. The table below illustrates (1) the per-Symetra common share value used in the calculation of White Mountains’s adjusted book value per share, (2) Symetra’s quoted stock price and (3) Symetra’s book value per common share excluding unrealized gains and losses from its fixed maturity portfolio:

	As of December 31,
Value per Symetra Common Share	2014	2013	2012
Value of the investment in Symetra’s common shares used in the calculation of White Mountains’s adjusted book value per share	$18.65	$18.00	$16.58

Symetra’s quoted stock price	$23.05	$18.96	$12.98

Symetra’s book value per common share excluding unrealized gains and losses from its fixed maturity portfolio	$20.47	$19.95	$18.97

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

Portfolio Composition
The following table presents the composition of White Mountains’s investment portfolio as of December 31, 2014 and 2013:

	As of December 31, 2014		As of December 31, 2013
$ in millions	Carrying value	% of total	Carrying value (1)	% of total
Fixed maturity investments	$4,784.3	69.5%	$5,266.8	71.0%
Short-term investments	871.7	12.7	635.9	9.0
Common equity securities	801.6	11.6	1,156.8	16.0
Convertible fixed maturity and preferred investments	20.5	0.3	80.5	1.0
Other long-term investments	408.2	5.9	288.9	3.0
Total investments	$6,886.3	100%	$7,428.9	100%

(1)	Carrying value includes $236.3 as of December 31, 2013 that is classified as assets held for sale relating to discontinued operations.

The breakdown of White Mountains’s fixed maturity and convertibles as of December 31, 2014 by credit class, based upon issue credit ratings provided by Standard & Poor’s, or if unrated by Standard & Poor’s, long term obligation ratings provided by Moody’s, is as follows:

	As of December 31, 2014
$ in millions	Amortized cost	% of total	Carrying Value	% of total
U.S. government and government-sponsored entities(1)	$679.7	14.5%	$685.5	14.3%
AAA/Aaa	690.6	14.8	704.0	14.7
AA/Aa	766.5	16.4	778.4	16.2
A/A	1,148.1	24.6	1,183.3	24.6
BBB/Baa	1,177.5	25.2	1,235.9	25.7
Other/not rated	210.0	4.5	217.7	4.5
Total fixed maturity investments and convertible fixed maturity and preferred investments	$4,672.4	100%	$4,804.8	100%

(1)	Includes mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

The cost or amortized cost and carrying value of White Mountains’s fixed maturity investments and convertible fixed maturity investments as of December 31, 2014 is presented below by contractual maturity. Actual maturities could differ from contractual maturities because certain borrowers may call or prepay their obligations with or without call or prepayment penalties.

	As of December 31, 2014
Millions	Amortized cost	Carrying Value
Due in one year or less	$331.2	$337.5
Due after one year through five years	1,968.3	2,032.3
Due after five years through ten years	434.4	453.9
Due after ten years	40.2	46.1
Mortgage-backed and asset-backed securities	1,811.1	1,840.9
Preferred stocks	79.6	85.8
Total fixed maturity and convertible fixed maturity investments	$4,664.8	$4,796.5

Foreign Currency Translation
White Mountains’s non-U.S. dollar-denominated assets and liabilities are valued using period-end exchange rates, and its non-U.S. dollar-denominated foreign revenues and expenses are valued using average exchange rates over the period. Foreign currency exchange rate risk is the risk that White Mountains will incur losses on a U.S. dollar basis due to adverse changes in foreign currency exchange rates. As of December 31, 2014, the following currencies represented the largest exposure to foreign currency risk as a percent of White Mountains’s common shareholders’ equity; the Swedish krona (6.2%), the British pound sterling (4.1%), the euro (1.2%) and the Canadian dollar (1.2%). See “Foreign Currency Exchange Risk” on page 112.
A summary of the impact of foreign currency translation on White Mountains’s consolidated financial results for the years ended December 31, 2014, 2013 and 2012 follows:

	Year Ended December 31,
Millions	2014	2013	2012
Net realized investment gains (losses) — foreign currency(1)	$25.1	$(17.3)	$(8.6)
Net unrealized investment gains (losses) — foreign currency(1)	116.3	18.3	(48.6)
Net realized and unrealized investment gains (losses) — foreign currency(1)	141.4	1.0	(57.2)
Other revenue - foreign currency translation (losses) gains	(56.5)	(1.0)	39.9
Income tax expense	(3.6)	(2.4)	(3.1)
Total foreign currency translation gains (losses) recognized through net income, after tax	81.3	(2.4)	(20.4)

Change in foreign currency translation on investments recognized through other comprehensive income, after tax	(274.3)	11.3	95.5
Change in foreign currency translation on non-investment net liabilities recognized through other comprehensive income, after tax	105.8	(8.6)	(55.9)
Total foreign currency translation (losses) gains recognized through other comprehensive income, after tax	(168.5)	2.7	39.6
Total foreign currency (losses) gains recognized through comprehensive income, after tax	$(87.2)	$.3	$19.2

(1)	Component of net realized and unrealized investments gains on the income statement.

Portfolio Composition by Currency
The following table provides detail of White Mountains’s total investment portfolio denominated in various currencies and their corresponding U.S. dollar carrying values, as converted using spot exchange rates as of December 31, 2014 and 2013:

	Carrying Value at		Carrying Value at
	December 31, 2014		December 31, 2013
Millions	Local Currency	USD	Local Currency	USD(1)
U.S. Dollar	5,950.2	$5,950.2	6,315.4	$6,315.4
Swedish Krona	2,664.0	342.7	3,151.3	489.8
Euro	181.6	220.2	191.4	263.7
British Pound Sterling	117.5	182.8	69.6	115.1
Canadian Dollar	73.3	63.2	74.1	69.7
Other	—	127.2	—	175.2
Total Investments		$6,886.3		$7,428.9

(1)	Carrying value includes $236.3 that is classified as assets held for sale relating to discontinued operations.

As of December 31, 2014, White Mountains’s investment portfolio included approximately $0.9 billion in non-U.S. dollar-denominated investments, most of which are held at Sirius International and are denominated in Swedish krona, British pound sterling or euro. The value of the investments in this portfolio is impacted by changes in the exchange rate between the U.S. dollar and those currencies.  During 2014, the U.S. dollar strengthened 21% against the Swedish krona, 6% against the British pound sterling and 14% against the euro.  These foreign currency movements resulted in approximately $133 million of foreign currency investment losses for the year ended December 31, 2014, which are recorded as components of net realized and unrealized investment gains (recognized in pre-tax income) and change in foreign currency translation on investments (recognized in other comprehensive income).  During 2013, the U.S. dollar weakened 1% against the Swedish krona, 2% against the British pound sterling and 4% against the euro, which resulted in $12 million of foreign currency investment gains for the year. During 2012, the U.S. dollar weakened 6% against the Swedish krona, 5% against the British pound sterling and 2% against the euro, which resulted in $38 million of foreign currency investment gains for the year.
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
The amount of foreign currency translation on Sirius International’s U.S. dollar denominated investments recognized as a decrease of other comprehensive income and an increase of net income was $116 million in 2014. The amount of foreign currency translation on Sirius International’s U.S. dollar denominated investments recognized as an increase of other comprehensive income and a decrease of net income was $10 million in 2013. The amount of foreign currency translation on Sirius International’s U.S. dollar denominated investments recognized as an increase of other comprehensive income and a decrease of net income was $40 million in 2012.

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
Operating subsidiary level.  The primary sources of cash for White Mountains’s insurance and reinsurance operating subsidiaries are expected to be premium collections, net investment income, proceeds from sales and maturities of investments, contributions from holding companies, capital raising activities and, from time to time, proceeds from the sales of operating subsidiaries. The primary uses of cash are expected to be claim payments, policy acquisition costs, purchases of investments, payments on and repurchases/retirements of its debt obligations, distributions and tax sharing payments made to holding companies, distributions to non-controlling interest holders, operating expenses and, from time to time, purchases of operating subsidiaries.
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

Dividend Capacity
Under the insurance laws of the states and jurisdictions that White Mountains’s insurance and reinsurance operating subsidiaries are domiciled, an insurer is restricted with respect to the timing and the amount of dividends it may pay without prior approval by regulatory authorities. Accordingly, there can be no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future. Following is a description of the dividend capacity of White Mountains’s insurance and reinsurance operating subsidiaries:

OneBeacon:
On December 23, 2014, OBIC distributed Atlantic Specialty Insurance Company (“ASIC”) to its immediate parent at a value of $701 million as part of the Runoff Transaction. OBIC also distributed $151 million of cash and investments to its immediate parent in accordance with the prescribed minimum capital to be included in the company at the time of its sale to Armour, as approved by the PID.
ASIC is now OneBeacon’s top-tier regulated U.S. insurance operating subsidiary and has the ability to pay dividends to its immediate parent during any twelve-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based upon the formula above, ASIC has the ability to pay $45 million of dividends during 2015 without prior approval of regulatory authorities. As of December 31, 2014, ASIC had $722 million of statutory surplus and $88 million of earned surplus. During 2014, ASIC did not pay any dividends to its immediate parent. Also in 2014, OneBeacon contributed $67 million to ASIC.
Split Rock has the ability to declare or pay dividends or make capital distributions during any 12-month period without the prior approval of Bermuda regulatory authorities on the condition that any such declaration or payment of dividends or capital distributions does not cause a breach of any of its regulatory solvency and liquidity requirements. During 2015, Split Rock has the ability to make capital distributions without the prior approval of regulatory authorities, subject to meeting all appropriate liquidity and solvency requirements, of $19 million, which is equal to 15% of its December 31, 2014 statutory capital (excluding earned surplus). During 2014, Split Rock paid $10 million of dividends and $10 million of capital distributions to its immediate parent.

During 2014, OneBeacon’s unregulated insurance operating subsidiaries paid $5 million of dividends to their immediate parent. As of December 31, 2014, OneBeacon’s unregulated insurance operating subsidiaries had $78 million of net unrestricted cash, short-term investments, and fixed maturity investments. As of December 31, 2014, OneBeacon’s unregulated insurance operating subsidiaries also had $101 million in par value of OBIC Surplus Notes, with a carrying value of $65 million classified as other long-term investments.
During 2014, OneBeacon Ltd. paid $80 million of regular quarterly dividends to its common shareholders. White Mountains received $60 million of these dividends.
As of December 31, 2014, OneBeacon Ltd. and its intermediate holding companies had $107 million of net unrestricted cash, short-term investments and fixed maturity investments and $89 million of common equity securities, convertibles and other long-term investments outside of its regulated and unregulated insurance operating subsidiaries.

Sirius Group:
In 2014, Sirius Group established Sirius Bermuda as a class 3A licensed Bermuda insurer. Sirius Bermuda, which owns Sirius International, has the ability to declare or pay dividends or make capital distributions during any 12-month period without the prior approval of Bermuda regulatory authorities on the condition that any such declaration or payment of dividends or capital distributions does not cause a breach of any of its regulatory solvency and liquidity requirements. During 2015, Sirius Bermuda has the ability, subject to meeting all appropriate liquidity and solvency requirements, to make dividend or capital distributions without the prior approval of regulatory authorities, subject to meeting all appropriate liquidity and solvency requirements, of $350 million, which is equal to 15% of its December 31, 2014 statutory capital, excluding earned surplus. The amount of dividends available to be paid by Sirius Bermuda in any given year is also subject to cash flow and earnings generated by Sirius International’s business, as well as to dividends received from its subsidiaries, including Sirius International.
Sirius International has the ability to pay dividends to Sirius Bermuda subject to the availability of unrestricted equity, calculated in accordance with the Swedish Act on Annual Accounts in Insurance Companies and the Swedish Supervisor Authorities (“Swedish FSA”). Unrestricted equity is calculated on a consolidated group account basis and on a parent account basis. Differences between the two include but are not limited to accounting for goodwill, subsidiaries (with parent accounts stated at original foreign exchange rates), taxes and pensions. Sirius International’s ability to pay dividends is limited to the “lower of” unrestricted equity as calculated within the group and parent accounts. As of December 31, 2014, Sirius International had $467 million (based on the December 31, 2014 SEK to USD exchange rate) of unrestricted equity on a parent account basis (the lower of the two) available to pay dividends in 2015. The amount of dividends available to be paid by Sirius International in any given year is also subject to cash flow and earnings generated by Sirius International’s business, as well as to dividends received from its subsidiaries, including Sirius America. Earnings generated by Sirius International’s business that are allocated to the Safety Reserve are not available to pay dividends (see “Safety Reserve” on the next page). During 2014, Sirius International distributed $221 million of dividends to its immediate parent.
Subject to certain limitations under Swedish law, Sirius International is permitted to transfer certain portions of its pre-tax income to its Swedish parent companies to minimize taxes (referred to as a group contribution). On January 1, 2013, new tax legislation became effective in Sweden that limits the deductibility of interest paid on certain intra-group debt instruments. Uncertainty exists with respect to the interpretation of the legislation on existing intra-group debt instruments within the Sirius Group structure. In 2014 Sirius International did not transfer any of its 2013 pre-tax income to its Swedish parent companies.
Sirius America has the ability to pay dividends to Sirius International during any twelve-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based upon the formula above, Sirius America does not have the ability to pay dividends during 2015 without prior approval of regulatory authorities.  As of December 31, 2014, Sirius America had $621 million of statutory surplus and $82 million of earned surplus.  During 2014, Sirius America did not pay any dividends to its immediate parent.
As of December 31, 2014, Sirius Group and its intermediate holding companies had $20 million of net unrestricted cash, short-term investments and fixed maturity investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries. During 2014, Sirius Group distributed $50 million to its immediate parent.

Capital Maintenance
There is a capital maintenance agreement between Sirius International and Sirius America which obligates Sirius International to make contributions to Sirius America’s surplus in order for Sirius America to maintain surplus equal to at least 125% of the company action level risk based capital as defined in the NAIC Property/Casualty Risk-Based Capital Report. The agreement provides for a maximum contribution to Sirius America of $200 million.  Sirius International also provides Sirius America with accident year stop loss reinsurance, which protects Sirius America’s accident year loss and allocated loss adjustment expense ratio in excess of 70%, with a limit of $90 million. This stop loss contract was in effect for all of 2014 and has been renewed for all of 2015 with the same terms.

Safety Reserve
Subject to certain limitations under Swedish law, Sirius International is permitted to transfer pre-tax income amounts into an untaxed reserve referred to as a safety reserve. As of December 31, 2014, Sirius International’s safety reserve amounted to SEK 10.4 billion, or $1.3 billion (based on the December 31, 2014 SEK to USD exchange rate). Under GAAP, an amount equal to the safety reserve, net of a related deferred tax liability established at the Swedish tax rate of 22.0%, is classified as shareholder’s equity. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain prescribed levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities apply no taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International’s safety reserve ($296 million as of December 31, 2014) is included in solvency capital. Access to the safety reserve is restricted to coverage of insurance or reinsurance underwriting losses. Access for any other purpose requires the approval of Swedish regulatory authorities. Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the $1.3 billion balance of the safety reserve, without any provision for deferred taxes, in Sirius International’s regulatory capital when assessing Sirius International’s financial strength.

Stand By Letter of Credit Facilities
On November 25, 2014, Sirius International entered into two stand by letter of credit facility agreements totaling $200 million to provide capital support for its Lloyds Syndicate 1945. One letter of credit is a $125 million facility from Nordea Bank Finland plc (“the Nordea facility”), $100 million of which is issued on an unsecured basis. The second letter of credit is a $75 million facility with Lloyds Bank plc (“the Lloyds Bank facility”), $25 million of which is issued on an unsecured basis. The Nordea facility and the Lloyds Bank facility are renewable annually.
The unsecured portions of the Nordea and Lloyds Bank facilities are subject to various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards. An uncured breach of these covenants could result in an event of default under the Nordea and the Lloyds Bank facilities, which would allow providers to demand cash collateralization of the unsecured LOCs and/or cancel and return the issued LOCs. In addition, a failure by Sirius International or its subsidiaries to pay principal and interest on a credit facility, mortgage or similar debt agreement (collectively “covered debt”), where such failure results in the acceleration of at least $75 million principal amount of covered debt, could trigger cash collateralization of the unsecured portions of the Nordea and the Lloyds Bank facilities and/or cancellation and return of the issued LOCs. As of December 31, 2014, Sirius International and SIG were in compliance with all of the covenants under the Nordea and the Lloyds Bank facilities and anticipate they will continue to remain in compliance with these covenants for the foreseeable future.
Sirius International has other secured letter of credit and trust arrangements with various financial institutions to support its insurance operations.

HG Global/BAM:
As of December 31, 2014, HG Global had $613 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. HG Global did not declare or pay any preferred dividends in 2014 or 2013. As of December 31, 2014, HG Global has accrued $96 million of dividends payable to holders of its preferred shares, $93 million of which is payable to White Mountains and eliminated in consolidation.
HG Re is a Special Purpose Insurer subject to regulation and supervision by the BMA, but does not require regulatory approval to pay dividends. However, HG Re’s dividend capacity is limited by amounts held in the collateral trusts pursuant to the FLRT with BAM. As of December 31, 2014, HG Re had statutory capital of $445 million, of which $403 million was held as collateral in the Supplemental Trust pursuant to the FLRT with BAM and $44 million relates to accrued interest on the BAM Surplus Notes held by HG Re.
Effective January 1, 2014, HG Global and BAM agreed to change the interest rate on the BAM Surplus Notes for the five years ending December 31, 2018 from a fixed rate of 8.0% to a variable rate equal to the one-year U.S. treasury rate plus 300 basis points, set annually, which was 3.13% for 2014 and is 3.15% for 2015. Prior to the end of 2018, BAM has the option to extend the variable rate period for an additional three years. At the end of the variable rate period, the interest rate will be fixed at the higher of the then current variable rate or 8.0%. BAM is required to seek regulatory approval to pay interest and principal on its surplus notes only when adequate capital resources have accumulated beyond BAM’s initial capitalization and a level that continues to support its outstanding obligations, business plan and ratings.

Other Operations:
During 2014, White Mountains contributed $15 million to WM Advisors. During 2014, WM Advisors did not pay any dividends to its immediate parent. As of December 31, 2014, WM Advisors held $26 million of net unrestricted cash, short-term investments and fixed maturity investments.
As of December 31, 2014, the Company and its intermediate holding companies had $275 million of net unrestricted cash, short-term investments and fixed maturity investments, $173 million of common equity securities and convertibles and $106 million of other long-term investments included in its Other Operations segment. During 2014, White Mountains paid a $6 million common share dividend.

WM Life Re Keep-Well Agreement
Sirius Group initially fronted the reinsurance contracts covering guaranteed living and death benefits of Japanese variable annuity contracts for, and was 100% reinsured by, WM Life Re. In October 2013, White Mountains and Tokio Marine completed a novation whereby Sirius Group’s obligations on the reinsurance contracts were transferred to WM Life Re. As a result, Sirius Group no longer has any obligation or liability relating to these agreements. In connection with this novation agreement, White Mountains and Life Re Bermuda entered into a keep-well agreement, which obligates White Mountains to make capital contributions to Life Re Bermuda in the event that Life Re Bermuda’s shareholder’s equity falls below $75 million, provided however that in no event shall the amount of all capital contributions made by White Mountains under this agreement exceed $127 million. As of December 31, 2014, Life Re Bermuda had $76 million of shareholder’s equity and White Mountains’s maximum capital commitment under the keep-well agreement was $118 million. WM Life Re is in runoff and all of its contracts will mature by June 30, 2016.
In addition, from time to time WM Life Re borrows funds under an internal revolving credit facility with an intermediate holding company of White Mountains. $23 million was outstanding under this facility as of December 31, 2014.
The summary balance sheet below presents Life Re Bermuda’s net assets as of December 31, 2014 reported to Tokio Marine as required under the terms of the novation agreement:

December 31,
Millions	2014
Cash and short-term investments	$41.7
Direct obligations of the government of Japan	9.5
Reinsurance premium receivable	1.1
Settlements due from brokers and dealers	—
Derivative instruments	56.4
Total assets	108.7
Variable annuity liabilities	(.8)
Counterparty collateral held	9.9
Intercompany line of credit outstanding	23.0
Accounts payable and accrued expenses	.6
Total liabilities	32.7
Total shareholder’s equity	$76.0

Insurance Float
Insurance float is an important aspect of White Mountains’s insurance operations. Insurance float represents funds that an insurance or reinsurance company holds for a limited time. In an insurance or reinsurance operation, float arises because premiums are collected before losses are paid. This interval can extend over many years. During that time, the insurer or reinsurer invests the funds. When the premiums that an insurer or reinsurer collects do not cover the losses and expenses it eventually must pay, the result is an underwriting loss, which can be considered as the cost of insurance float.  One manner in which White Mountains calculates its insurance float is by taking its insurance liabilities and subtracting its insurance assets. In prior periods, White Mountains had calculated its insurance float by taking its net investment assets and subtracting its total adjusted capital. With the acquisitions of Tranzact, QuoteLab and Wobi in 2014, the previous presentation had become less meaningful. The current presentation simplifies the insurance float calculation by including only insurance assets and liabilities, which is also more consistent with traditional insurance float presentations. Although insurance float can be calculated using numbers determined under GAAP, insurance float is not a GAAP concept and, therefore, there is no comparable GAAP measure.

Insurance float can increase in a number of ways, including through acquisitions of insurance and reinsurance operations, organic growth in existing insurance and reinsurance operations and recognition of losses that do not immediately cause a corresponding reduction in investment assets.  Conversely, insurance float can decrease in a number of other ways, including sales of insurance and reinsurance operations, shrinking or runoff of existing insurance and reinsurance operations, the acquisition of operations that do not have substantial investment assets (e.g., an agency) and the recognition of gains that do not cause a corresponding increase in investment assets.  It is White Mountains’s intention to generate low-cost float over time through a combination of acquisitions and organic growth in its existing insurance and reinsurance operations. However, White Mountains seeks to increase overall profits sometimes by reducing insurance float, such as in the Runoff Transaction.
Certain operational leverage metrics can be measured with ratios that are calculated using insurance float.  There are many activities that do not change the amount of insurance float at an insurance or reinsurance company but can have a significant impact on the company’s operational leverage metrics.  For example, investment gains and losses, foreign currency gains and losses, debt issuances and repurchases/repayments, common and preferred share issuances and repurchases and dividends paid to shareholders are all activities that do not change insurance float but that can meaningfully impact operational leverage metrics that are calculated using insurance float.
The following table illustrates White Mountains’s consolidated insurance float position as of December 31, 2014 and 2013:

	December 31,
($ in millions)	2014	2013
Loss and LAE reserves	$3,159.8	$3,079.3
Unearned insurance and reinsurance premiums	955.3	901.4
Ceded reinsurance payable	105.7	71.9
Funds held under insurance and reinsurance contracts	138.9	127.1
Deferred tax on safety reserve (1)	295.7	357.2
Insurance liabilities	4,655.4	4,536.9

Cash in regulated insurance and reinsurance subsidiaries	$120.0	$194.0
Reinsurance recoverable on paid and unpaid losses	507.5	453.5
Insurance and reinsurance premiums receivable	547.7	518.9
Funds held by ceding entities	129.0	106.3
Deferred acquisition costs	177.1	174.7
Ceded unearned insurance and reinsurance premiums	94.0	92.4
Insurance assets	1,575.3	1,539.8

Insurance float	$3,080.1	$2,997.1
Insurance float as a multiple of total adjusted capital	0.6x	0.6x
Insurance float as a multiple of White Mountains’s common shareholders’ equity	0.8x	0.8x
(1) While classified as a liability for GAAP purposes, as a result of the indefinite deferral of these taxes, Swedish regulatory authorities apply no taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International’s safety reserve is included in solvency capital (see “Safety Reserve” on page 77).

During 2014, insurance float increased by $83 million, primarily due to growth in OneBeacon’s specialty business, partially offset by the continued runoff of Sirius Group’s casualty business and payments of losses incurred in 2010, 2011 and 2012 related to major catastrophes, primarily from hurricane Sandy and earthquakes in Chile, Japan and New Zealand.  These catastrophe losses increased White Mountains’s insurance float when they were first recorded, which is now reversing and decreasing insurance float as the catastrophe losses are paid or reserves reduced.

Financing
The following table summarizes White Mountains’s capital structure as of December 31, 2014 and 2013:

	December 31,
($ in millions)	2014	2013
OBH Senior Notes, carrying value	$274.7	$274.7
SIG Senior Notes, carrying value	399.7	399.6
WTM Bank Facility	—	—
Tranzact Bank Facility, carrying value	67.4	—
Other debt	4.8	2.1
Total debt	746.6	676.4

Total White Mountains’s common shareholders’ equity	3,996.6	3,905.5
Non-controlling interest - OneBeacon Ltd.	258.7	273.7
Non-controlling interest - SIG Preference Shares	250.0	250.0
Non-controlling interests - other, excluding reciprocals	168.6	65.8
Total capital(1)	5,420.5	5,171.4
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio, net of applicable taxes	(34.9)	40.4
Total adjusted capital	$5,385.6	$5,211.8
Total debt to total adjusted capital	14%	13%
Total debt and SIG Preference Shares to total adjusted capital	19%	18%

(1)
The non-controlling interests in reciprocals are not included in total capital. See Note 14 - “Common Shareholders’ Equity and Non-controlling Interests” for further breakdown of non-controlling interests.

Management believes that White Mountains has the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. However, White Mountains can provide no assurance that, if needed, it would be able to obtain additional debt or equity financing on satisfactory terms, if at all.
On August 14, 2013, White Mountains entered into an unsecured revolving credit facility with a syndicate of lenders administered by Wells Fargo Bank, N.A., which has a total commitment of $425 million and a maturity date of August 14, 2018 (the “WTM Bank Facility”). As of December 31, 2014, the WTM Bank Facility was undrawn.
The WTM Bank Facility contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards. These covenants can restrict White Mountains in several ways, including its ability to incur additional indebtedness.  An uncured breach of these covenants could result in an event of default under the WTM Bank Facility, which would allow lenders to declare any amounts owed under the WTM Bank Facility to be immediately due and payable.  In addition, a default under the WTM Bank Facility could occur if certain of White Mountains’s subsidiaries fail to pay principal and interest on “covered debt”, or fail to otherwise comply with obligations in such covered debt agreements where such a default gives the holder of the covered debt the right to accelerate at least $75 million of the principal amount of covered debt.  As of December 31, 2014, White Mountains was in compliance with all of the covenants under the WTM Bank Facility and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.
It is possible that, in the future, one or more of the rating agencies may lower White Mountains’s existing ratings. If one or more of its ratings were lowered, White Mountains could incur higher borrowing costs on future borrowings and its ability to access the capital markets could be impacted.
On October 10, 2014, Tranzact entered into a secured credit facility with a syndicate of lenders administered by The PrivateBank and Trust Company (the “Tranzact Bank Facility”). The Tranzact Bank Facility consists of a $70 million term loan facility, which was fully drawn at closing and had an outstanding balance of $69 million as of December 31, 2014, and a revolving credit facility for an additional $4.5 million, which was undrawn as of December 31, 2014. The Tranzact Bank Facility is secured by intellectual property and the common stock of Tranzact and its subsidiaries. The Tranzact Bank Facility carries a variable interest rate, based on the U.S. dollar LIBOR rate. Tranzact has entered into an interest rate swap agreement to effectively fix the rate it pays on the $70 million term loan portion of the facility (see Note 9 - Derivatives for details).
The Tranzact Bank Facility contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings, including a minimum fixed charge coverage ratio and a minimum leverage ratio.  Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under these facilities and result in acceleration of principal repayment on any amounts outstanding.  As of December 31, 2014, Tranzact was in compliance with all of the covenants under the Tranzact Bank Facility and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

In November 2012, OBH issued $275 million face value of senior unsecured debt through a public offering, at an issue price of 99.9%. The net proceeds from the issuance of the OBH Senior Notes were used to repurchase OBH’s previously issued Senior Notes. The OBH Senior Notes, which are fully and unconditionally guaranteed as to the payment of principal and interest by OneBeacon Ltd., bear an annual interest rate of 4.60%, payable semi-annually in arrears on May 9 and November 9, until maturity on November 9, 2022.
In March 2007, SIG issued $400 million face value of senior unsecured notes at an issue price of 99.715%. The SIG Senior Notes bear an annual interest rate of 6.375%, payable semi-annually in arrears on March 20 and September 20, until maturity in March 2017.
The OBH Senior Notes and the SIG Senior Notes were issued under an indenture and fiscal agency agreement, respectively, that contain restrictive covenants which, among other things, limit the ability of OneBeacon Ltd., OBH, SIG and their respective subsidiaries to create liens and enter into sale and leaseback transactions and limits the ability of OneBeacon Ltd., OBH, SIG and their respective subsidiaries to consolidate, merge or transfer their properties and assets. The indenture and fiscal agency agreement do not contain any financial ratios or specified levels of net worth or liquidity to which OneBeacon Ltd., OBH or SIG must adhere. As of December 31, 2014, OneBeacon Ltd., OBH and SIG were in compliance with all of the covenants under the OBH Senior Notes and the SIG Senior Notes, and anticipate they will continue to remain in compliance with these covenants for the foreseeable future.
In addition, a failure by OneBeacon Ltd. or its subsidiaries to pay principal and interest on covered debt or to comply with obligations in covered debt agreements that results in the acceleration of at least $75 million of principal amount of covered debt, could trigger the acceleration of the OBH Senior Notes. A failure by SIG to pay principal and interest on covered debt or to comply with obligations in covered debt agreements that results in the acceleration of at least $25 million of the principal amount of covered debt, could trigger the acceleration of the SIG Senior Notes.

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

Capital Lease
In December 2011, OneBeacon sold the majority of its fixed assets and capitalized software. OneBeacon entered into lease financing arrangements with US Bancorp Equipment Finance, Inc. (“US Bancorp”) and Fifth Third Equipment Finance Company (“Fifth Third”) whereby OneBeacon sold furniture and equipment and capitalized software, respectively, at a cost equal to net book value. OneBeacon then leased the fixed assets back from US Bancorp for a lease term of five years and leased the capitalized software back from Fifth Third for a lease term of four years. OneBeacon received cash proceeds of $23 million as a result of entering into the sale-leaseback transactions. At the end of the lease terms, OneBeacon will have the obligation to purchase the leased assets for a nominal fee, after which all rights, title and interest would transfer back. As of December 31, 2014, OneBeacon had a capital lease obligation of $7 million included within other liabilities and a capital lease asset of $7 million included within other assets.

Contractual Obligations and Commitments
Below is a schedule of White Mountains’s material contractual obligations and commitments as of December 31, 2014:

Millions	Due in Less Than One Year	Due in One to Three Years	Due in Three to Five Years	Due After Five Years	Total
Loss and LAE reserves(1)	$987.6	$912.1	$435.4	$824.7	$3,159.8
Debt	6.0	424.6	42.9	275.0	748.5
Interest on debt	40.9	68.0	27.7	38.0	174.6
Long-term incentive compensation	78.4	76.3	3.3	8.5	166.5
Pension and other benefit plan obligations	10.3	6.8	6.4	39.5	63.0
Operating leases	16.5	28.8	25.8	28.9	100.0
Capital leases	5.3	1.8	—	—	7.1
Total contractual obligations	$1,145.0	$1,518.4	$541.5	$1,214.6	$4,419.5

(1)
Represents expected future cash outflows resulting from loss and LAE payments. The amounts presented are gross of reinsurance recoverables on unpaid losses of $484 and net of the discount on OneBeacon’s workers compensation loss and LAE reserves of $1 as of December 31, 2014.

White Mountains’s loss reserves do not have contractual maturity dates. However, based on historical payment patterns, the preceding table includes an estimate of when management expects White Mountains’s loss reserves to be paid. The timing of claim payments is subject to significant uncertainty. White Mountains maintains a portfolio of marketable investments with varying maturities and a substantial amount of short-term investments to provide adequate liquidity for the payment of claims.
The SIG Preference Shares are not included in the table above, as these perpetual preferred shares have no stated maturity date and are redeemable only at the option of SIG. See “Sirius Group’s Preference Shares and Senior Notes” on page 21 for more details.
The balances included in the table above regarding White Mountains’s long-term incentive compensation plans include amounts payable for performance shares and units, as well as deferred compensation balances. Exact amounts to be paid for performance shares cannot be predicted with certainty, as the ultimate amounts of these liabilities are based on the future performance of White Mountains and in some cases the market price of the Company’s and OneBeacon Ltd.’s common shares at the time the payments are made.
The estimated payments reflected in the table are based on current accrual factors (including performance relative to targets and common share price) and assume that all outstanding balances were 100% vested as of December 31, 2014.
There are no provisions within White Mountains’s operating leasing agreements that would trigger acceleration of future lease payments. The capital lease that OneBeacon entered into in conjunction with the sale-leaseback of certain of OneBeacon’s fixed assets and capitalized software contains provisions that could trigger an event of default, including a failure to make payments when due under the capital lease. If an event of default were to occur, the lessor would have a number of remedies available including the acceleration of future lease payments or the possession of the property covered under the lease agreement.
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
White Mountains also has future binding commitments to fund certain other long-term investments. These commitments, which total approximately $82 million, do not have fixed funding dates and are therefore excluded from the table above.
WM Life Re reinsures death and living benefit guarantees associated with certain variable annuities issued in Japan.  WM Life Re has assumed the risk related to a shortfall between the account value and the guaranteed value that must be paid by the ceding company to an annuitant or to an annuitant’s beneficiary in accordance with the underlying annuity contracts. WM Life Re uses derivative instruments, including put options, interest rate swaps, total return swaps and futures contracts on major equity indices, currency pairs and government bonds, to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. As of December 31, 2014, the total guarantee value was approximately ¥134.2 billion (approximately $1.1 billion) and the related account values were approximately 113% of this amount.
Based on current account value to guaranty value ratio in the annuities reinsured by WM Life Re as of December 31, 2014, WM Life Re expects $9 million of future cash outflows related to its reinsurance contracts, commencing in June 2015 through June 2016.
White Mountains purchases derivative instruments, including futures and over-the-counter option contracts on interest rates, major equity indices, and foreign currencies, to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. As of December 31, 2014, the fair value of these derivative instruments was $56 million. In addition, WM Life Re held approximately $33 million of cash and fixed maturity investments as of December 31, 2014 posted as collateral to its reinsurance and derivatives counterparties.

Share Repurchases
During the past several years, White Mountains’s board of directors authorized the Company to repurchase its common shares, from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorizations do not have a stated expiration date. As of December 31, 2014, White Mountains may repurchase an additional 338,092 shares under these board authorizations. In addition, from time to time White Mountains has repurchased its common shares through tender offers that were separately approved by its board of directors.
During 2014, the Company repurchased 217,879 common shares for $134 million at an average share price of $617, which was 93% of White Mountains’s adjusted book value per share of $665 as of December 31, 2014. These share repurchases were comprised of 207,404 common shares repurchased under the board authorization for $128 million at an average share price of $618 and 10,475 common shares repurchased pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not fall under the board authorizations referred to above.
During 2013, the Company repurchased 141,535 common shares for $80 million at an average share price of $564, which was 88% of White Mountains’s adjusted book value per share of $642 as of December 31, 2013. These repurchases were comprised of 140,000 common shares repurchased in a private transaction under the board authorization for $79 million at an average share price of $564 and 1,535 common shares repurchased pursuant to employee benefit plans.
During 2012, the Company repurchased 1,329,640 common shares for $669 million at an average share price of $503, which was 86% of White Mountains’s adjusted book value per share of $588 as of December 31, 2012. These repurchases were comprised of (1) 502,801 common shares repurchased under the board authorization for $256 million at an average share price of $508; (2) 816,829 common shares repurchased through a fixed-price tender offer for $409 million at a share price of $500; and (3) 10,010 common shares repurchased pursuant to employee benefit plans.

Cash Flows
Detailed information concerning White Mountains’s cash flows during 2014, 2013 and 2012 follows:

Cash flows from operations for the years ended 2014, 2013 and 2012
Net cash flows provided from (used for) continuing operations was $207 million, $(29) million and $(30) million in 2014, 2013 and 2012, respectively. Cash flows from continuing operations increased $236 million in 2014 compared to 2013 primarily due to lower amounts of cash used for the settlement and purchase of derivative instruments at WM Life Re in 2014 compared to 2013. Cash used for continuing operations was relatively flat in 2013 when compared to 2012 as an increase at OneBeacon due to inflows from premiums exceeding loss and LAE payments and an increase in unrestricted cash collateral held in respect of its surety business, was partially offset by cash used for the settlements and purchases of derivative instruments at WM Life Re and payments made on losses related to hurricane Sandy.  Net cash flows used for discontinued operations was $88 million, $72 million and $196 million in 2014, 2013 and 2012, respectively. The cash outflows from discontinued operations in all years presented were primarily due to the runoff of reserves related to the Runoff Business.
White Mountains does not believe that these trends will have a meaningful impact on its future liquidity or its ability to meet its future cash requirements.

Cash flows from investing and financing activities for the year ended December 31, 2014
Financing and Other Capital Activities
During the first quarter of 2014, the Company declared and paid a $6 million cash dividend to its common shareholders.
During 2014, the Company repurchased and retired 217,879 of its common shares for $134 million, which included 10,475 common shares repurchased under employee benefit plans.
During the first quarter of 2014, White Mountains made payments totaling $27 million on WTM Performance Shares.
During 2014, White Mountains borrowed and repaid a total of $65 million under the WTM Bank Facility and paid $1 million of interest on the WTM Bank Facility.
During 2014, OneBeacon Ltd. declared and paid $80 million of cash dividends to its common shareholders. White Mountains received a total of $60 million of these dividends.
During 2014, OneBeacon paid a total of $13 million of interest on the OBH Senior Notes.
During 2014, OneBeacon contributed $67 million to ASIC.
During 2014, Sirius Group paid $50 million of dividends to its immediate parent.
During 2014, Sirius Group paid $19 million of dividends on the SIG Preference Shares and $26 million of interest on the SIG Senior Notes.
During 2014, White Mountains contributed $15 million to WM Advisors.
During 2014, WTM Life Re borrowed a total of $82 million and repaid a total of $89 million under an internal revolving credit facility with an intermediate holding company of White Mountains.
During 2014, BAM received $16 million in surplus contributions from its members.
During 2014, QuoteLab paid $2 million of dividends, of which $1 million was paid to White Mountains.

Acquisitions and Dispositions
During 2014, White Mountains purchased 63% of Tranzact for a purchase price of $178 million. Immediately after the closing, Tranzact completed a recapitalization that allowed for the return of $44 million to White Mountains.
During 2014, White Mountains acquired approximately 45% of the outstanding common shares of durchblicker.at, for EUR 9 million (approximately $12 million based upon the foreign exchange spot rate at the date of acquisition).
During 2014, White Mountains acquired 60% of the outstanding Class A common units of QuoteLab for an initial purchase price of $28 million.
During 2014, White Mountains acquired 54% of the outstanding common shares of Wobi for NIS 14 million (approximately $4 million based upon the foreign exchange spot rate at the date of acquisition).  In addition to the common shares, White Mountains also purchased NIS 13 million (approximately $4 million based upon the foreign exchange spot rate at the date of acquisition) of newly-issued convertible preferred shares of Wobi.
During 2014, White Mountains acquired certain assets and liabilities of Star & Shield Holdings LLC, including SSRM, the attorney-in-fact for SSIE, for a purchase price of $2 million. During the first nine months of 2014, White Mountains also purchased $17 million of surplus notes issued by SSIE.
During 2014, OneBeacon transferred $51 million of cash in connection with the sale of the Runoff Business.
During 2014, Sirius Group purchased all of the outstanding shares of Olympus Re for $12 million in cash.
During 2014, WM Solutions completed the shell sale of Citation and received $13 million as consideration.

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
During the first quarter of 2013, White Mountains repaid $75 million that was outstanding under a previous revolving credit facility as of December 31, 2012. In addition, during 2013, White Mountains borrowed and repaid a total of $200 million under its revolving credit facilities and paid $4 million of interest on its revolving credit facilities.
During 2013, OneBeacon Ltd. declared and paid $80 million of cash dividends to its common shareholders. White Mountains received a total of $60 million of these dividends.
During 2013, OneBeacon paid a total of $13 million of interest on the OBH Senior Notes.
During 2013, OneBeacon contributed $135 million to Split Rock and $35 million to OBIC.
During 2013, Sirius Group paid $250 million of dividends to its immediate parent, $75 million of which had been declared and accrued in December 2012.
During 2013, Sirius Group paid $19 million of dividends on the SIG Preference Shares and $26 million of interest on the SIG Senior Notes.
During 2013, Sirius Group executed the Interest Rate Cap for $10 million.
During 2013, White Mountains contributed $70 million to WM Life Re.
During 2013, WTM Life Re borrowed a total of $145 million and repaid a total of $115 million under an internal revolving credit facility with an intermediate holding company of White Mountains.
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
During the first quarter of 2012, White Mountains made payments totaling $58 million on WTM Performance Shares.
In December 2012, White Mountains borrowed $150 million under a previous revolving credit facility. White Mountains repaid $75 million of this amount in December 2012 and the remaining $75 million in January 2013. During 2012, White Mountains paid $2 million of interest on its previous revolving credit facility.
During 2012, OneBeacon Ltd. declared and paid $80 million of cash dividends to its common shareholders. White Mountains received a total of $60 million of these dividends.
During 2012, OBH issued $275 million face value of senior unsecured notes through a public offering, at an issue price of 99.9%. The net proceeds from the issuance of the OBH Senior Notes were used to repurchase and retire the remaining $270 million principal outstanding on OBH’s previously issued senior notes.
During 2012, OneBeacon paid a total of $16 million of interest on OBH’s previously issued senior notes.
During 2012, Sirius Group declared $115 million and paid $40 million of dividends to its immediate parent. In January 2013, Sirius Group paid the remaining $75 million of accrued dividends to its immediate parent.
During 2012, Sirius Group paid $19 million of dividends on the SIG Preference Shares and $26 million of interest on the SIG Senior Notes.
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
Adjusted comprehensive income is a non-GAAP financial measure that excludes the change in equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes, from comprehensive income. In the calculation of comprehensive income under GAAP, fixed maturity investments are marked-to-market while the liabilities to which those assets are matched are not. Symetra attempts to earn a “spread” between what it earns on its investments and what it pays out on its products. In order to try to fix this spread, Symetra invests in a manner that tries to match the duration and cash flows of its investments with the required cash outflows associated with its life insurance and structured settlements products. As a result, Symetra typically earns the same spread on in-force business whether interest rates fall or rise. Further, at any given time, some of Symetra’s structured settlement obligations may extend 40 or 50 years into the future, which is further out than the longest maturing fixed maturity investments regularly available for purchase in the market (typically 30 years). For these long-dated products, Symetra is unable to fully match the obligation with assets until the remaining expected payout schedule comes within the duration of securities available in the market. If at that time, these fixed maturity investments have yields that are lower than the yields expected when the structured settlement product was originally priced, the spread for the product will shrink and Symetra will ultimately harvest lower returns for its shareholders. GAAP comprehensive income increases when rates decline, which would suggest an increase in the value of Symetra - the opposite of what is happening to the intrinsic value of the business. Therefore, White Mountains’s management and Board of Directors use adjusted comprehensive income when assessing Symetra’s quarterly financial performance. In addition, this measure is typically the predominant component of change in adjusted book value per share, which is used in calculation of White Mountains’s performance for both short-term (annual bonus) and long-term incentive plans. The reconciliation of adjusted comprehensive income to comprehensive income is included on page 53.
Adjusted book value per share is a non-GAAP measure which is derived by expanding the GAAP calculation of book value per White Mountains common share to exclude equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes. In addition, the number of common shares outstanding used in the calculation of adjusted book value per share are adjusted to exclude unearned restricted common shares, the compensation cost of which, at the date of calculation, has yet to be amortized. The reconciliation of adjusted book value per share to GAAP book value per share is included on page 52.
Total capital at White Mountains is comprised of White Mountains’s common shareholders’ equity, debt and non-controlling interests that White Mountains (i) benefits from the return on or (ii) has the ability to utilize the net assets supporting the non-controlling interest. As such, non-controlling interests attributable to reciprocals are excluded from total adjusted capital. Total adjusted capital also excludes the equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes from total capital. The reconciliation of total capital to total adjusted capital is included on page 79.

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

1. Loss and LAE Reserves

General
White Mountains establishes loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain. See Note 3—“Reserves for Unpaid Loss and Loss Adjustment Expenses” for a description of White Mountains’s loss and LAE reserves and actuarial methods.
White Mountains performs an actuarial review of its recorded reserves each quarter. White Mountains’s actuaries compare the previous quarter’s estimates of paid loss and LAE, case reserves and IBNR to amounts indicated by actual experience. Differences between previous estimates and actual experience are evaluated to determine whether a given actuarial method for estimating loss and LAE should be relied upon to a greater or lesser extent than it had been in the past. While some variance is expected each quarter due to the inherent uncertainty in loss and LAE, persistent or large variances would indicate that prior assumptions and/or reliance on certain reserving methods may need to be revised going forward.

OneBeacon
OneBeacon, like other insurance companies, categorizes and tracks its insurance reserves by “line of business”, such as general liability, automobile liability and workers compensation. Furthermore, OneBeacon regularly reviews the appropriateness of reserve levels at the line of business level, taking into consideration the variety of trends that impact the ultimate settlement of claims for the subsets of claims in each particular line of business.
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
Upon completion of each quarterly review, OneBeacon’s actuaries select indicated reserve levels based on the results of the actuarial methods described previously, which are the primary consideration in determining management’s best estimate of required reserves. However, in making its best estimate, management also considers other qualitative factors that may lead to a difference between held reserves and actuarially indicated reserves in the future. Typically, these factors exist when management and OneBeacon’s actuaries conclude that there is insufficient historical incurred and paid loss information or that trends included in the historical incurred and paid loss information are unlikely to repeat in the future. Such factors include, among others, recent entry into new markets or new products, improvements in the claims department that are expected to lessen future ultimate loss costs, legal and regulatory developments, or other volatilities that may arise.

Loss and LAE Reserves by Line of Business

OneBeacon’s loss and LAE reserves, net of reinsurance recoverables, as of December 31, 2014 and 2013 were as follows:

	December 31, 2014			December 31, 2013
Millions	Case	IBNR	Total	Case(1)	IBNR(1)	Total(1)
Automobile liability	$42.2	$45.4	$87.6	$32.3	$32.8	$65.1
General liability - occurrence	50.8	184.2	235.0	42.1	140.3	182.4
General liability - claims made	89.8	205.1	294.9	65.3	176.4	241.7
Medical malpractice	86.8	102.7	189.5	67.1	124.6	191.7
Other casualty	44.3	36.3	80.6	49.8	29.3	79.1
Workers compensation	47.1	65.2	112.3	39.0	50.4	89.4
Property	53.4	38.3	91.7	35.3	22.7	58.0
Other	27.7	61.3	89.0	26.0	40.7	66.7
Total	$442.1	$738.5	$1,180.6	$356.9	$617.2	$974.1
(1) During 2014, OneBeacon changed its presentation of line of business reserves and restated the 2013 case reserves, IBNR and total reserves to report consistent line of business activity for both years presented. As a result, for "General liability – claims made," case reserves increased $0.6 million, IBNR increased $3.3 million, and total reserves increased by $3.9 million, with corresponding decreases to "General liability – occurrence", and for "Other," case reserves increases increased by $3.8 million, IBNR increased $8.6 million, and total reserves increased by $12.4 million, with corresponding decreases to "Property," compared to the previous presentation for 2013.

For loss and allocated LAE reserves, the key assumption as of December 31, 2014 was that the impact of the various reserving factors, as described below, on future paid losses would be similar to the impact of those factors on the historical loss data with the exception of severity trends, which have been relatively stable over the relevant historical period. The actuarial methods used would project losses assuming continued stability in severity trends. Management has considered future increases in loss severity trends, including the impact of expected inflation, in making its reserve selections.
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
Additional causes of material uncertainty exist in most product lines and may impact the types of claims that could occur within a particular operating segment or book of business. Examples where reserving factors, within an underwriting unit or book of business, are subject to change include changing types of insured (e.g. type of insured vehicle, size of account, industry insured, jurisdiction, etc.), changing underwriting standards, or changing policy provisions (e.g. deductibles, policy limits, or endorsements).

General liability
General liability policies are written on a claims made or occurrence or form.
General liability claims made policies provide professional and management liability coverage. Professional liability policies cover the defense expenses and damages related to negligence claims brought against the insured professional services firm or government entity. The coverage focuses on damages resulting from an alleged failure to perform, error or omission in the product or service provided by the policyholder. Management liability policies cover the defense expenses and damages related to alleged wrongful acts committed by the directors and officers of the insured organization.

General liability occurrence policies cover businesses for any liability resulting from bodily injury and property damage arising from general business operations, accidents on a premises and the products manufactured or sold. General liability–occurrence reserves generally include two components: bodily injury and property damage. Bodily injury payments reimburse the claimant for damages pertaining to physical injury as a result of the policyholder's legal obligation arising from nonintentional acts such as negligence, subject to the insurance policy provisions. In some cases the damages can include future wage loss (which is a function of future earnings power and wage inflation) and future medical treatment costs. Property damage payments result from damages to the claimant's private property arising from the policyholder's legal obligation for non-intentional acts. In most cases, property damage losses are a function of costs as of the loss date, or soon thereafter. Defense costs are also a part of the insured costs covered by liability policies and can be significant, sometimes greater than the cost of the actual paid claims, though for some products this risk is mitigated by policy language such that the insured portion of defense costs erodes the amount of policy limit available to pay the claim.
General liability is generally considered a long tail line of business, as it takes a relatively long period of time to finalize and settle claims from a given accident year. The speed of claim reporting and claim settlement is a function of the specific coverage provided and the jurisdiction, among other factors. There are numerous components underlying the general liability product line. Some of these have relatively moderate payment patterns (with most of the claims for a given accident year closed within 5 to 7 years), while others can have extreme lags in both reporting and payment of claims (e.g., a reporting lag of a decade for “construction defect” claims).
Examples of common reserving factors that can change and, thus, affect estimated general liability reserves include:

•	Changes in claim handling philosophies (e.g., case reserving standards), including the use of third-party claims administrators

•	Changes in policy provisions or court interpretations of such provisions

•	New theories of liability (e.g., cyber-related claims)

•	Trends in litigation or jury awards

•	Changes in the propensity to sue, in general with specificity to particular issues

•	Changes in statutes of limitations

•	Changes in the underlying court system

•	Distortions from losses resulting from large single accounts or single issues

•	Changes in tort or case law

•	Subrogation opportunities

•	Shifts in lawsuit mix between federal and state courts

•	Changes in settlement patterns, including frequency and severity

Property
Property covers losses to a business' premises, inventory and equipment as a result of weather, fire, theft and other causes. For property coverage, it generally takes a relatively short period of time to close claims. The relatively high attachment points and insured values of the property policies underwritten in the Specialty Property underwriting operating segment present a potentially longer tail and greater uncertainty than our standard property business.

Commercial multiple peril
The general liability occurrence and property coverages described above are often provided under a multiple peril package policy sold to insureds includes general liability and property insurance. Because commercial multiple peril provides a combination of property and liability coverage, typically for small businesses, it includes both short- and long-tail coverages. The reserving risk for this line is dominated by the liability coverage portion of this product, except occasionally in the event of catastrophic or large single losses.

Medical malpractice
Medical professional liability policies cover the defense expenses and damages related to negligence claims brought against the insured health care institution or provider. The coverage focuses on damages resulting from an alleged failure to perform, error or omission in the service provided by the policyholder. See the above discussions with regard to reserving factors for general liability, which are similar to the reserving factors for medical malpractice.

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
Examples of common reserving factors that can change and, thus, affect the estimated workers compensation reserves include:

•
Changes in the type, frequency of utilization or cost of medical treatments (e.g., changes in the use of pharmaceutical drugs, types of health providers used, use of preferred provider networks and other medical cost containment practices)

•	Availability of new medical processes and equipment

•	Degree of patient responsiveness to treatment

•	Mortality trends of injured workers with lifetime indemnity and medical treatment benefits

•	Degree of cost shifting between workers compensation and health insurance

•	Time required to recover from the injury and return to regular or transitional work

•	Future wage inflation for states that index benefits

•	Changes in claims handling philosophies (e.g., case reserving standards)

Commercial automobile liability
The commercial automobile product line is a mix of property and liability coverages and, therefore, includes both short and long tail coverages. The payments that are made quickly typically pertain to auto physical damage (included in the property line) claims and property damage (liability) claims. The payments that take longer to finalize and are more difficult to estimate relate to bodily injury claims. Commercial automobile reserves are typically analyzed in two components; liability and collision/comprehensive claims. This second component has minimum reserve risk and fast payouts and, accordingly, separate reserving factors are not presented. The liability component includes claims for both bodily injury and property damage. In general, claim reporting lags are minor, claim complexity is not a major issue, and the line is viewed as high frequency, low to moderate severity.
In addition to the examples of common reserving factors related to general liability described above, other examples of common reserving factors that can change and, thus, also affect estimated commercial automobile liability reserves include:

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

Crop Insurance
Multiperil crop and crop-hail is generally considered a very short tailed coverage yet the reserve estimate often contains a fair amount of uncertainty. As a new business, a lack of historical data means external data is heavily relied upon where available and applicable. Crop reserving factors that can change and, thus, affect estimated crop reserves include changes in crop prices, estimated acreage covered, claim reporting or payment patterns, or claim handling philosophies (e.g., case reserving standards).

Surety
Surety is generally considered a short tailed coverage. As a new business, a lack of historical data means external data is heavily relied upon where available and applicable. Surety reserving factors that can change and, thus, affect estimated surety reserves include probability of default of the bond which can be impacted by general economic conditions, size of payment
(severity) which is impacted by the bond limit, or amount and collectability of assets or other collateral available to mitigate loss.

OneBeacon Loss and LAE Development

Loss and LAE development—2014
During 2014, OneBeacon experienced $90 million of net unfavorable loss and LAE reserve development on prior accident year reserves, of which $75 million related to the 2014 fourth quarter reserving increase and the remaining amount primarily driven by unfavorable development in the professional liability and management liability businesses included within Professional Insurance. See “RESULTS OF OPERATIONS - OneBeacon” on page 57.

Loss and LAE development—2013
During 2013, OneBeacon experienced no net loss and LAE reserve development on prior accident year reserves. OneBeacon experienced unfavorable development primarily related to its property, general liability and accident and health lines, which was offset by favorable development in its other liability and ocean marine lines.

Loss and LAE development—2012
During 2012, OneBeacon experienced $7 million of net favorable loss and LAE reserve development on prior accident year reserves. The favorable reserve development was primarily from workers' compensation, multiple peril liability and general liability lines. This favorable development was partially offset by unexpected adverse development on excess property claims.

Range of Reserves

OneBeacon’s range of loss and LAE reserve estimates was evaluated to consider the strengths and weaknesses of the various actuarial methods applied against OneBeacon’s historical claims experience data. The following table shows the recorded loss and LAE reserves and the high and low ends of OneBeacon’s range of reasonable loss reserve estimates, net of reinsurance recoverable on unpaid losses, as of December 31, 2014 and 2013. The high and low ends of the range of reserve estimates in the table below are based on the results of various actuarial methods described above.

	December 31, 2014			December 31, 2013
Millions	Low	Recorded	High	Low	Recorded	High
Total	$970	$1,180.6	$1,308	$812	$974.1	$1,087

As a result of the loss and LAE reserve increases recorded in the fourth quarter of 2014 (see “Management's Discussion and Analysis of Financial Condition and Results of Operations-OneBeacon”), and in recognition of the various sensitivities and volatilities associated with loss and LAE reserves described below, particularly the risks and uncertainties associated with large losses and OneBeacon’s newer businesses, management has recorded its best estimate of loss and LAE reserves at a higher level with the actuarial range of reasonable outcomes as compared to the prior year.
The recorded reserves represent management’s best estimate of unpaid loss and LAE reserves. OneBeacon uses the results of several different actuarial methods to develop its estimate of ultimate reserves. While it has not determined the statistical probability of actual ultimate paid losses falling within the range, OneBeacon believes that it is reasonably likely that actual ultimate paid losses will fall within the range noted above because the range was developed by using several different generally accepted actuarial methods.
Although OneBeacon believes its reserves are reasonably stated, ultimate losses may deviate, perhaps materially, from the recorded reserve amounts and could be above the high end of the range of actuarial projections. This is because the ranges are developed based on known events as of the valuation date, whereas the ultimate disposition of losses is subject to the outcome of events and circumstances that may be unknown as of the valuation date.

Sensitivity Analysis
The following discussion includes disclosure of possible variations from current estimates of loss reserves due to changes in a few of the many key assumptions. Each of the impacts described below is estimated individually, without consideration for any correlation among key assumptions. Further, there is uncertainty around other assumptions not explicitly quantified in the discussion below. Therefore, it would be inappropriate to take each of the amounts described below and add them together in an attempt to estimate volatility for OneBeacon’s reserves in total. It is important to note that the volatilities and variations discussed below are not meant to be a worst-case scenario, and therefore it is possible that future volatilities and variations may be more than amounts discussed below.

•
Various sources of inflation volatility impact all of OneBeacon’s reserves in different ways. Using its internal economic capital model, OneBeacon has derived a distribution of future loss payments under the range of inflation scenarios and related claim cost trends in its economic scenario set, holding all other sources of reserve volatility constant. At the 75th percentile of modeled outcomes, the estimated impact of claim cost inflation above OneBeacon’s actuarially indicated reserves is $39 million, net of reinsurance.

•
The volatility associated with the frequency and severity of large losses, defined as net claims greater than or equal to $2.5 million, can have a material impact on OneBeacon’s results. The frequency and severity of large claims is driven primarily by the random nature of the insurance process but also by claim cost inflation and parameter risk. These large losses often emerge over a long time period potentially leading to a material impact on OneBeacon’s reserves. One way OneBeacon considers this sensitivity is by examining the volatility of large losses in the current accident year using its economic capital model. At the 75th percentile of modeled outcomes, OneBeacon estimates that large losses could exceed the mean by $19 million, net of reinsurance.

•
As OneBeacon starts up new businesses, its initial loss estimates and development patterns are often based on industry data. As actual losses develop OneBeacon will revise its initial expectations with its actual experience. However, depending on the tail for the specific business, it can be a few years before OneBeacon has sufficient internal data to rely on. As of December 31, 2014, OneBeacon has $168 million of inception-to-date premium from its newer businesses (Programs, Crop, Environmental and Surety). A 10% error in OneBeacon’s initial loss ratio estimates could result in approximately $17 million adverse net variance in loss reserves.

OneBeacon also considers variations and sensitivities for certain lines of business, such as:

•
Professional liability:  Recorded loss and allocated LAE reserves, net of reinsurance recoverable, for professional liability were $527 million as of December 31, 2014. A key assumption for professional liability is the implicit loss cost trend, particularly the severity inflation trend component of loss costs. Across the entire reserve base, a 5.0 point change in assumed annual severity would have changed the estimated net reserve by approximately $82 million as of December 31, 2014, in either direction.

•
Multiple peril liability: Recorded loss and LAE reserves, net of reinsurance recoverable for multiple peril were $62 million as of December 31, 2014. Reported loss development patterns are a key assumption for this line of business, particularly for more mature accident years. Historically, assumptions on reported loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g. construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. If case reserve adequacy for multiple peril claims changed by 10.0 points this would have changed the estimated net reserve by approximately $2 million as of December 31, 2014, in either direction.

•
Workers compensation: Recorded workers compensation loss and LAE reserves, net of reinsurance recoverable, were $112 million as of December 31, 2014. The two most important assumptions for workers compensation reserves are loss development factors and loss cost trends, particularly medical cost inflation. Loss development patterns are dependent on medical cost inflation. Approximately half of the workers compensation net reserves are related to future medical costs. Across the entire reserve base, a 0.5 point change in calendar year medical inflation would have changed the estimated net reserve by approximately $8 million as of December 31, 2014, in either direction.

Sirius Group

The estimation of net reinsurance loss and LAE reserves is subject to the same risk as the estimation of insurance loss and LAE reserves. In addition to those risk factors which give rise to inherent uncertainties in establishing insurance loss and LAE reserves, the inherent uncertainties of estimating such reserves are even greater for the reinsurer, due primarily to: (1) the claim-tail for reinsurers and insurers working through MGUs being further extended because claims are first reported to either the original primary insurance company or the MGU and then through one or more intermediaries or reinsurers, (2) the diversity of loss development patterns among different types of direct insurance contracts, reinsurance treaties or facultative contracts, (3) the necessary reliance on the ceding companies, intermediaries and MGUs for information regarding reported claims and (4) the differing reserving practices among ceding companies and MGUs.

Loss and LAE Reserves by Class of Business

Sirius Group’s net loss and LAE reserves by class of business as of December 31, 2014 and 2013 were as follows:

Net loss and LAE reserves by class of business	December 31, 2014			December 31, 2013
Millions	Case	IBNR	Total	Case	IBNR	Total
Casualty (excluding A&E)	$139.0	$193.3	$332.3	$168.4	$221.4	$389.8
Property (excluding catastrophe excess)	170.9	92.4	263.3	183.5	94.6	278.1
A&E(1)	69.4	140.8	210.2	61.1	132.7	193.8
Property catastrophe excess	111.2	20.5	131.7	145.1	53.5	198.6
Aviation and space	85.0	34.0	119.0	88.9	37.6	126.5
Accident and health	38.3	61.4	99.7	32.2	76.8	109.0
Marine	65.5	28.6	94.1	74.2	26.8	101.0
Trade Credit	57.4	22.0	79.4	66.9	22.9	89.8
Contingency	2.5	3.1	5.6	3.1	4.9	8.0
Agriculture	1.2	3.4	4.6	1.9	4.1	6.0
Runoff(2)	73.9	73.8	147.7	82.4	94.1	176.5
Total	$814.3	$673.3	$1,487.6	$907.7	$769.4	$1,677.1

(1)	Sirius Group’s A&E exposures are principally the result of runoff of businesses acquired in the 1990s.

(2)	Included in this class are primarily the runoff exposures from various acquisitions.

In order to reduce the potential uncertainty of loss reserve estimation, Sirius Group obtains information from numerous sources to assist in the reserving process. Sirius Group’s underwriting and pricing actuaries devote considerable effort to understanding and analyzing each ceding company’s operations and loss history during the underwriting of the business, using a combination of client and industry statistics. Such statistics normally include historical premium and loss data by class of business, individual claim information for larger claims, distributions of insurance limits provided and the risk characteristics of the underlying insureds, loss reporting and payment patterns, and rate change history. This analysis is used to project expected loss ratios for each treaty during the upcoming contract period. These expected ultimate loss ratios are aggregated across all treaties and are input directly into the loss reserving process. For primary insured business, a similar portfolio analysis is performed for each MGU program taking into account expected changes in the aggregated risk profile of the policyholders within each program. The aggregation of risks yields a more stable indication of expected losses that is used to estimate ultimate losses and thus IBNR for recently written business.
Sirius Group’s expected annual loss reporting assumptions are updated at least once a year. Expected loss ratios underlying the current accident year are updated quarterly, to reflect new business that is underwritten by the company.
Backlogs in the recording of assumed reinsurance can also complicate the accuracy of loss reserve estimation. As of December 31, 2014, there were no significant backlogs related to the processing of assumed reinsurance information at Sirius Group.
Sirius Group relies heavily on information reported by MGUs and ceding companies, as discussed above. In order to determine the accuracy and completeness of such information, Sirius Group underwriters, actuaries, and claims personnel perform audits of certain MGUs and ceding companies where customary. Generally, ceding company audits are not customary outside the United States. In such cases, Sirius Group reviews information from ceding companies for unusual or unexpected results. Any material findings are discussed with the ceding companies. Sirius Group sometimes encounters situations where it is determined that a claim presentation from a ceding company is not in accordance with contract terms.  Most situations are resolved amicably and without the need for litigation or arbitration. However, in the infrequent situations where a resolution is not possible, Sirius Group will vigorously defend its position in such disputes.

Sirius Group also obtains reinsurance whereby another reinsurer contractually agrees to indemnify Sirius Group for all or a portion of the risks underwritten by Sirius Group. Such arrangements, where one reinsurer provides reinsurance to another reinsurer, are usually referred to as “retrocessional reinsurance” arrangements. Sirius Group establishes estimates of amounts recoverable from reinsurers on its direct business and retrocessional reinsurance on its reinsurance business in a manner consistent with the loss and LAE liability associated with reinsurance contracts offered to its customers, net of an allowance for uncollectible amounts, if any. Net reinsurance loss reserves represent loss and LAE reserves reduced by ceded reinsurance recoverable on unpaid losses.

Sirius Group Loss and LAE Development

Loss and LAE development—2014
In 2014, Sirius Group had net favorable loss reserve development of $98 million. The major reductions in loss reserve estimates were recognized in property ($54 million), aviation and space ($13 million), accident and health ($13 million) lines and casualty ($13 million). The casualty reduction is net of a $10 million increase in asbestos and environmental loss reserves. For the property loss estimates decrease, $24 million represented reduction of loss reserves previously held above the actuarial central estimate. This amount represented an IBNR provision established between 2010-2012 in response to the large catastrophe events, including the 2010 earthquake in Chile, the 2010/2011 earthquakes in New Zealand, the 2011 earthquake in Japan, and hurricane Sandy in 2012, and the inherent uncertainty associated with deriving initial loss estimates. When examined in 2014, the loss estimates for these events had stabilized and had proven to be redundant in aggregate; as a result, the additional amount above the actuarial central estimate was reversed.

Loss and LAE development—2013
In 2013, Sirius Group had net favorable loss reserve development of $48 million, which included $24 million of favorable loss reserve development on prior years’ catastrophe losses. Other major reductions in loss reserve estimates recognized included property ($17 million), aviation and space ($10 million), and accident and health ($9 million) lines, partially offset by a $12 million increase in asbestos loss reserves.

Loss and LAE development—2012
In 2012, Sirius Group had net favorable loss reserve development of $34 million. The major reductions in loss reserve estimates were recognized in casualty runoff ($32 million), property ($28 million), marine/energy ($12 million), trade credit ($7 million) and aviation and space ($5 million) lines, partially offset by a $46 million increase in asbestos loss reserves and a $4 million increase in accident and health.

Range of Reserves

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
The actuarial analysis is a primary consideration for management in determining its best estimate of loss and LAE reserves. Management records reserves in the upper portion of the actuarial range of central estimates in response to potential volatility in the actuarial indications and estimates for large claims.

The following table illustrates Sirius Group’s recorded net loss and LAE reserves and high and low estimates as of December 31, 2014 and 2013.

Net loss and LAE reserves	December 31, 2014			December 31, 2013
Millions	Low	Recorded	High	Low	Recorded	High
Total	$1,351	$1,487.6	$1,572	$1,486	$1,677.1	$1,790

As mentioned previously, a $24 million decrease in the property reserves in 2014 represented a reduction of loss reserves previously held above the actuarial central estimate. When examined in 2014, the loss estimates for the major catastrophe events that occurred in 2010 to 2012 had stabilized and had proven to be redundant in aggregate; as a result, the additional amount above the actuarial central estimate was reversed. This is the primary reason why the recorded reserves are lower in the range of actuarial estimates in 2014 as compared to 2013.
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

Sensitivity Analysis
The following discussion includes disclosure of possible variations from current estimates of loss reserves due to changes in a few of the many key assumptions. Each of the impacts described below is estimated individually, without consideration for any correlation among key assumptions. Further, there is uncertainty around other assumptions not explicitly quantified in the discussion below. Therefore, it would be inappropriate to take each of the amounts described below and add them together in an attempt to estimate volatility for Sirius Group’s reserves in total. It is important to note that the volatilities and variations discussed below are not meant to be best-case or worst-case scenarios, and therefore it is possible that future volatilities and variations may be more than amounts discussed below.

•
Sustained Economic and Tort Inflation. Future inflation beyond the recent historical levels could impact the required reserves. For example, Sirius America has casualty and runoff loss reserves of roughly $385 million excluding asbestos and environmental at the end of fourth quarter 2014. The estimated additional claim payments for Sirius America due to hypothetical increases in the inflation rate of 200 to 800 basis points beginning in 2017 and continuing through 2021 is estimated to be $36 to $182 million.

•
Catastrophe Losses. As time has passed, the emerging claims information for major events including natural catastrophes has been better than expected. There is $185 million in net reserves remaining for major events which occurred during 2010-2014, of which $44 million is held as net IBNR above client estimates formally rendered. Some, but perhaps not all, of this additional IBNR may be needed to handle adverse reporting from clients.

•
Asbestos and Environmental (A&E). The internal actuarial and claims analysis suggests that Sirius Group’s A&E losses are covered by its previous paid activity and current reserves. However, the ongoing nature of the litigation surrounding these complex exposures can significantly affect Sirius Group’s liabilities. Sirius Group ended 2014 with $210 million in net reserves for A&E claims. Applying varying assumptions and industry benchmarks yielded a net range of A&E reserves from $160 million to $255 million. Further information is detailed below about Sirius Group’s A&E exposure.

Sirius Group A&E Reserves
Sirius Group's A&E exposure is primarily from reinsurance contracts written between 1974 through 1985 by acquired companies, mainly MONY Reinsurance Company and Christiania General Insurance Company. The exposures are mostly higher layer excess of loss treaty and facultative coverages with relatively low limits exposed for each claim. In 2014 and 2013, Sirius Group increased its net A&E exposure through incoming runoff portfolios acquired by White Mountains Solutions. These acquisitions added $23 million in net asbestos reserves and $2 million in net environmental reserves in 2014 and $13 million in net asbestos reserves and $1 million in net environmental reserves in 2013. The acquisition of companies having modest portfolios of A&E exposure has been typical of several prior White Mountains Solutions transactions and is likely to be an element of at least some future acquisitions. However, the acquisition of new A&E liabilities is undertaken only after careful due diligence and utilizing conservative reserving assumptions in relation to industry benchmarks. In the case of the portfolios acquired during 2014 and 2013, the exposures arise almost entirely from old assumed reinsurance contracts having small limits of liability.
Sirius Group recorded $8 million and $12 million of asbestos-related incurred losses and LAE on its already existing asbestos reserves in 2014 and 2013.  The 2014 and 2013 incurred losses were primarily the result of management’s monitoring of a variety of metrics including actual paid and reported claims activity as compared to the most recent in-depth analysis performed in 2012, net paid and reported survival ratios, peer comparisons, and industry benchmarks.
Sirius Group recorded an increase of $2 million and an increase of $1 million of environmental losses in 2014 and 2013 on its already existing reserves.
Net incurred loss activity for asbestos and environmental in the last two years was as follows:

Net incurred loss and LAE activity	Year Ended December 31,
Millions	2014	2013
Asbestos	$8.0	$11.8
Environmental	1.6	.8
Total	$9.6	$12.6

Sirius Group’s net reserves for A&E losses were $210 million and $194 million as of December 31, 2014 and 2013, respectively. Sirius Group’s A&E three-year net paid survival ratio was approximately 8.8 years and 8.0 years as of December 31, 2014 and 2013 which are fairly consistent with industry survival ratios.
The following tables show gross and net loss and LAE payments for A&E exposures for the years ending December 31, 2005 through December 31, 2014:

Millions	Asbestos paid loss and LAE		Environmental paid loss and LAE
Year Ended December 31,	Gross	Net	Gross	Net
2005	$11.7	$12.2	$4.8	$4.0
2006	9.8	7.9	.6	.5
2007	12.3	10.7	2.0	1.7
2008	19.7	14.3	2.2	1.6
2009	11.4	10.3	1.5	1.5
2010	14.5	12.1	.8	.9
2011	20.4	15.6	3.2	3.6
2012	34.7	29.4	2.3	1.5
2013	25.9	20.3	1.9	1.8
2014	21.9	16.9	1.4	1.6

Sirius Group A&E Claims Activity
Sirius Group utilizes specialized claims handling processes on A&E exposures. The issues presented by these types of claims require expertise and an awareness of the various trends and developments in relevant jurisdictions. Generally, Sirius Group sets up claim files for each reported claim by each cedant for each individual insured. In many instances, a single claim notification from a cedant could involve several years and layers of coverage resulting in a file being set up for each involvement. Precautionary claim notices are submitted by the ceding companies in order to preserve their right to pursue coverage under the reinsurance contract. Such notices do not contain an incurred loss amount. Accordingly, an open claim file is not established. As of December 31, 2014, Sirius Group had 2,492 open claim files for asbestos and 490 open claim files for environmental exposures.
Sirius Group’s A&E claim activity for the last two years is illustrated in the table below.

	Year Ended December 31,
A&E Claims Activity	2014	2013
Asbestos
Total asbestos claims at the beginning of the year	2,023	1,859
Asbestos claims acquired during the year	304	247
Asbestos claims reported during the year	416	211
Asbestos claims closed during the year	(251)	(294)
Total asbestos claims at the end of the year	2,492	2,023
Environmental
Total environmental claims at the beginning of the year	399	281
Environmental claims acquired during the year	64	141
Environmental claims reported during the year	61	94
Environmental claims closed during the year	(34)	(117)
Total environmental claims at the end of the year	490	399
Total
Total A&E claims at the beginning of the year	2,422	2,140
A&E claims acquired during the year	368	388
A&E claims reported during the year	477	305
A&E claims closed during the year	(285)	(411)
Total A&E claims at the end of the year	2,982	2,422

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

Invested Assets
White Mountains’s invested assets that are measured at fair value include fixed maturity investments, common equity securities, convertibles and other long-term investments, including hedge funds and private equity funds.
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
As of December 31, 2014, approximately 93% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equity securities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturity investments including corporate debt, state and other governmental debt, convertible fixed maturity investments and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include White Mountains’s investments in hedge funds and private equity funds, as well as investments in certain fixed maturity securities where quoted market prices are unavailable. White Mountains determines when transfers between levels have occurred as of the beginning of the period. White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value. The outside pricing services used by White Mountains have indicated that if no observable inputs are available for a security, they will not provide a price.

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
In circumstances where the results of White Mountains’s review process do not appear to support the market price provided by the pricing services, White Mountains challenges the price.  During the past year, approximately 21 securities fell outside White Mountains’s expected results, thereby triggering the challenge with the pricing service. If White Mountains cannot gain satisfactory evidence to support the challenged price, it relies upon its own pricing methodologies to estimate the fair value of the security in question. The fair values of such securities are considered to be Level 3 measurements.
The following table summarizes White Mountains’s fair value measurements and the percentage of Level 3 investments as of December 31, 2014:

	December 31, 2014
Millions	Fair value	Level 3 Inputs	Level 3 Inputs as a % of total fair value
U.S. Government and agency obligations	$188.1	$—	—
Debt securities issued by industrial corporations	2,311.2	5.6	—
Municipal obligations	83.2	—	—
Mortgage-backed and asset-backed securities	1,840.9	—	—
Foreign government, agency and provincial obligations	275.1	—	—
Preferred stocks	85.8	71.1	83%
Fixed maturity investments	4,784.3	76.7	2%
Common equity securities	801.6	40.2	5%
Convertible fixed maturity and preferred investments	20.5	8.2	40%
Short-term investments	871.7	—	—
Other long-term investments(1)	385.0	385.0	100%
Total investments	$6,863.1	$510.1	7%

(1)	Excludes carrying value of $23.2 associated with other long-term investment limited partnerships accounted for using the equity method.

White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturity investments as of December 31, 2014 include securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities. See Note 5 for tables that summarize the changes in White Mountains’s fair value measurements by level for the years ended December 31, 2014 and 2013 and for amount of total gains (losses) included in earnings attributable to unrealized investment gains (losses) for Level 3 investments for years ended December 31, 2014, 2013 and 2012.

Other Long-Term Investments
Other long-term investments accounted for at fair value as of December 31, 2014 include $92 million in hedge funds and $151 million in private equity funds.  As of December 31, 2014, White Mountains held investments in 12 hedge funds and 32 private equity funds.  The largest investment in a single fund was $22 million and $18 million as of December 31, 2014 and 2013.
The fair value of White Mountains’s investments in hedge funds and private equity funds is based upon White Mountains’s proportionate interest in the underlying fund’s net asset value, which is deemed to approximate fair value.  White Mountains employs a number of procedures to assess the reasonableness of the fair value measurements for its other long-term investments including obtaining and reviewing each fund’s audited financial statements and discussing each fund’s pricing with the fund’s manager.  However, since the fund managers do not provide sufficient information to independently evaluate the pricing inputs and methods for each underlying investment, the inputs are considered to be unobservable.  Accordingly, the fair values of White Mountains’s investments in hedge funds and private equity funds have been classified as Level 3.
In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fund manager uses current market prices to determine fair value. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers generally consider the need for a liquidity discount on each of the underlying investments when determining the fund’s net asset value.  In circumstances where White Mountains’s portion of a fund’s net asset value is deemed to differ from fair value due to illiquidity or other factors associated with White Mountains’s investment in the fund, the net asset value is adjusted accordingly.  As of December 31, 2014, there were no circumstances where illiquidity or other factors required an adjustment to the net asset value related to any of its investments in hedge funds or private equity funds.

Sensitivity analysis of likely returns on hedge fund and private equity fund investments
White Mountains’s investment portfolio includes investments in hedge funds and private equity funds. As of December 31, 2014, the value of investments in hedge funds and in private equity funds was $92 million and $151 million, respectively.  The underlying investments are typically publicly traded and private common equity securities and investments, and, as such, are subject to market risks that are similar to White Mountains’s common equity securities. The following illustrates the estimated effect on December 31, 2014 fair value resulting from a 10% change and a 30% change in market value:

	December 31, 2014
	Change in fair value		Change in fair value
Millions	10% decline	10% increase	30% decline	30% increase
Hedge funds	$(9.2)	$9.2	$(27.6)	$27.6
Private equity funds	$(15.1)	$15.1	$(45.3)	$45.3

Hedge fund and private equity fund returns are commonly measured against the benchmark returns of hedge fund indices and/or the S&P 500 Index.  The historical returns for each index in the past five years are listed below:

	Year Ended December 31,
	2014	2013	2012	2011	2010
HFRX Equal Weighted Strategies Index	(0.5)%	6.3%	2.5%	(6.2)%	5.3%
S&P 500 Index	13.7%	32.4%	16.0%	2.1%	15.1%

Variable Annuity Reinsurance Liabilities
White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. White Mountains carries the benefit guarantees at fair value. The fair value of the guarantees is estimated using actuarial and capital market assumptions related to the projected discounted cash flows over the term of the reinsurance agreement. The valuation uses assumptions about surrenders rates, market volatilities and other factors, and includes a risk margin which represents the additional compensation a market participant would require to assume the risks related to the business. The selection of surrender rates, market volatility assumptions, risk margins and other factors require the use of significant management judgment. Assumptions regarding future policyholder behavior, including surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimate. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value of the liabilities associated with these guarantees that could materially affect results of operations. All of White Mountains’s variable annuity reinsurance liabilities ($0.7 million) were classified as Level 3 measurements as of December 31, 2014.
Generally, the liabilities associated with these guarantees increase with declines in the equity markets, interest rates and currencies against the Japanese yen, as well as with increases in market volatilities. The collective account values were approximately 113% and 104% of the guarantee value as of December 31, 2014 and 2013. In 2008, particularly in the fourth quarter, as a result of worldwide declines in equity markets, interest rates and the strengthening of the Japanese yen, the underlying investment accounts declined substantially and the collective account values were significantly lower than the guarantee value for several years. The liability is also affected by annuitant related behavioral and actuarial assumptions, including surrender and mortality rates. WM Life Re lowered its projected surrender rates in 2011 and 2010 to reflect the behavior observed during the turbulent markets experienced throughout those years. During 2014 and 2013, policyholder account values rallied, as surrender charges in the underlying annuities expired and observed surrender rates increased to higher than expected levels. WM Life Re, as a result, increased its projected surrender rates used in the valuation of its variable annuity reinsurance liability at the end of 2013 and again at the end of 2014.
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
As of December 31, 2014, the value of bond funds tracking the WGBI was approximately ¥51 billion ($426 million). By country, the largest exposures, together comprising approximately 90% of the WGBI, were the United States (40%), France (10%), Italy (10%), Germany (9%), the United Kingdom (8%), Spain (6%), the Netherlands (3%), Belgium (3%) and Canada (2%). Eurozone countries together comprised approximately 43%. To reduce hedging basis risk (i.e., the risk that changes in the WGBI will cause WM Life Re's variable annuity guarantee liabilities to change in value at a different rate than the derivative hedges), in December 2009 WM Life Re entered into a series of total return swap contracts on the performance of the WGBI. As of December 31, 2010, approximately 49% of WM Life Re's WGBI-related liability was hedged with WGBI swaps. Because these swaps were denominated in US dollars, WM Life Re continued to hedge the results into Japanese yen to match the benchmark denominated in Japanese yen. In 2011, driven in large part by instability of Eurozone markets, WM Life Re significantly increased coverage of its WGBI exposure. Because the market for WGBI total return swaps was, and continues to be illiquid, WM Life Re entered into a series of total return swaps on the JP Morgan European Government Bond Index (JPM European GBI). Although the JPM European GBI is not an exact match for the European component of the WGBI, its structure and holdings are substantially similar. These swaps are denominated in Japanese yen. As of December 31, 2014, the total notional amounts of JPM European GBI swaps were ¥15 billion ($125 million). At that date, over 100% of the total exposure the European component of the WGBI was hedged with total return swaps. The JPM European GBI total return swaps have maturities laddered to approximate the maturities of the policies reinsured.
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

As of December 31, 2014, the value of bond funds tracking the Nomura BPI was approximately ¥56 billion ($466 million). In January 2010, because the types and tenors of liquid Japanese bond futures currently available are extremely limited, to more closely track the performance of bond funds tracking the Nomura BPI, WM Life Re entered into its first total return swap contract on the performance of that index. As of December 31, 2014, the total notional amount of Nomura BPI swaps was ¥36 billion ($301 million), covering over 100% of WM Life Re's Nomura BPI-related liability exposure. Of these swaps, ¥13 billion ($109 million), which mature between 2015 and 2016, track the government bond component of the index only (approximately 80% of the index), leaving WM Life Re exposed to credit spread risk on the non-government portion. However, WM Life Re was able to temporarily convert these swaps into swaps that track the complete index through August 2014 and again through August 2015, at which time they will revert back to swaps that track the government bond component only unless WM Life Re is able to roll the conversion for another period of time. The remaining ¥33 billion ($276 million) track the complete index. Of these, one with a notional amount of ¥5 billion ($42 million) matured in February 2015. The market for these swaps is extremely illiquid and there is no guaranty that WM Life Re will be able to, if appropriate, add to or unwind its position at a reasonable cost. Under the contracts, WM Life Re receives cash flows based on a fixed return, reset at the beginning of each month based on current LIBOR and is required to pay cash flows based on the performance of the Nomura BPI during that period plus a fixed amount. Residual Nomura BPI exposure is hedged with liquid Japanese bond futures and is subject to basis risk relating to the difference between the tenor of the bond futures and the tenor of the assets in the annuity funds covered by WM Life Re’s variable annuity guarantees.
As of December 31, 2014, the value of equity funds tracking the MSCI Kokusai was approximately ¥23 billion ($189 million). To reduce hedging basis risk, in 2011 WM Life Re entered into a series of total return swaps on the MSCI Kokusai, denominated in Japanese yen with maturities laddered during 2015 and 2016 to approximate the maturities of the policies reinsured. As of December 31, 2014, the total notional amount of MSCI Kokusai swaps was ¥15 billion ($125 million) and the percent of MSCI Kokusai fund exposure hedged by these swaps was over 100%. Residual MSCI Kokusai exposure is hedged with a variety of more liquid instruments, including exchange-traded futures.
During 2009, WM Life Re entered into long term Japanese interest rate swaps, largely replacing its use of short-term Japanese Government Bond (“JGB”) futures to hedge its discount rate exposure.  By doing so, WM Life Re better matched the term structure of its discount rate exposure, substantially reduced its exposure to changes in Japanese interest rate swap spreads and significantly reduced the potential costs associated with rolling JGB futures contracts during times of relative market illiquidity.  During December 2012, after the relevant Japanese interest rate swap rates fell to their lowest level in many years, the resulting potential benefit, net of cost, to WM Life Re of maintaining its Japanese interest rate swap hedge portfolio was deemed to be limited. Therefore, the decision was made to unwind or offset these Japanese interest rate swaps. During December 2012, approximately 24% of the notional amount of Japanese interest rate swap contracts was unwound and during January 2013 the remaining 76% was unwound or offset. Because the valuation of WM Life Re’s put options and foreign exchange forwards incorporate Japanese interest rates, WM Life Re does continue to have minimal exposure to Japanese swap rates.
The following table summarizes the estimated financial impact on WM Life Re's derivatives and benefit guarantee liabilities of instantaneous changes in individual market variables as of December 31, 2014. The table below assumes that all other market variables are constant and does not reflect the inter-dependencies between individual variables.

	Equity Market Returns		Foreign Currency Exchange(1)		Interest Rates(2)		Market Volatility(3)
Millions	20%	(20)%	15%	(15)%	Favorable	Unfavorable	Decrease	Increase
Liabilities	$(5)	$15	$(5)	$20	$(1)	$4	$(6)	$11
Hedge Assets	(5)	16	3	29	1	4	(10)	17
Net	$—	$1	$8	$9	$2	$—	$(4)	$6

(1)	The value of foreign currencies in Japanese yen terms.

(2)
In the unfavorable scenario, Japanese interest rates are decreased 70 bps, Japanese swap spreads are tightened by 25 bps, and foreign bond fund yields are increased 70 bps.  Conversely, in the favorable scenario, Japanese interest rates are increased 70 bps, Japanese swap spreads are widened 25 bps and foreign bond fund yields are decreased 70 bps.

(3)
White Mountains’s sensitivities for market implied volatilities vary by term. For equity implied volatilities, White Mountains changes implied volatilities by 15% and 13% for years one and two, respectively. For foreign currency implied volatilities, White Mountains changes implied volatilities by 6% and 5.5% for years one and two, respectively.

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
The table below summarizes as of December 31, 2014 and 2013, the estimated financial impact of simultaneous market events. Unlike the individual sensitivity analysis illustrated above, the analysis in the table below reflects the inter-dependencies between individual variables.

	As of December 31, 2014		As of December 31, 2013
Change in Millions	Down Market	Up Market	Down Market	Up Market
Liabilities	$96	$(6)	$260	$(67)
Hedge Assets(1)	87	(6)	236	(71)
Net	$(9)	$—	$(24)	$(4)

(1)
Assumed hedge effectiveness in down and up markets of 93% and 106%, respectively, as of December 31, 2014 and 2013, adjusted for the unhedged portion of Japanese discount rate exposure. Some Japanese discount rate coverage remains primarily through WM Life Re's put option portfolio.

WM Life Re applies shocks to the Japanese interest rates and foreign bond fund yields in opposite directions. In the down market scenario, Japanese interest rates are decreased 70 bps, Japanese interest rate swap spreads are tightened by 25 bps, and foreign bond fund yields are increased 70 bps. The “up market” scenario assumes opposite movements in the same variables. For other variables, the “down market” scenario assumes equity indices decrease 20%, foreign currencies depreciate by 15% against the Japanese yen and implied market volatility increases as described in footnote 3 to the table above.  The “up market” scenario assumes opposite movements in the same variables. The size of the estimated impact on the liability of simultaneous market events, in both the “up market” and “down market” scenarios, is impacted by several factors, including the applicable account value to guaranty value ratios, term to maturity and surrender assumptions of policies reinsured. The decrease in magnitude of both the “up market” and “down market” shocks as of December 2014 versus the prior year was driven by the substantial decrease in WM Life Re’s liability, owing primarily to higher account values, shorter terms to maturity and lower implied volatilities.
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
During 2013, improved markets led to significantly higher ratios of annuitants’ account values to guarantee values and, as a result, annuitants have been surrendering their policies at higher rates than WM Life Re has observed in the past. In response to this trend, WM Life Re adjusted the projected surrender assumptions used in the valuation of its variable annuity reinsurance liability upward in the second quarter of 2013, which resulted in a gain of $2 million and again in the fourth quarter of 2013, which resulted in a gain of $5 million. In 2014 surrender rates continued to outpace assumptions and another adjustment was made in the fourth quarter of 2014. This adjustment resulted in a loss of $0.2 million because the policies most impacted have account values that are significantly higher than their guaranty values.

At the account value levels as of December 31, 2014, the average assumed surrender rate was approximately 40% per annum. The potential change in the fair value of the liability due to a change in current surrender assumptions is as follows:

	Change in fair value of liability
	December 31,
Millions	2014	2013
Decrease 100% (to zero surrenders)	$—	$8
Increase 100%	$—	$(7)

The amounts in the table above could increase in the future if the fair value of the variable annuity guarantee liability changes due to factors other than the surrender assumptions (e.g., a decline in the ratio of the annuitants’ aggregate account values to their aggregate guarantee values).
As of December 31, 2011, WM Life Re increased the variable annuity guaranty liability by $6 million to partially reflect a “basis swap” implied by foreign exchange rates which results in lower projected returns (in Japanese yen) for the portion of funds invested in countries outside of Japan. Since the financial crisis in 2008, there has been a break in expected arbitrage free relationships between swap interest rates and foreign exchange rates (in particular, between the U.S. and Japan). This adjustment recognizes that this anomaly of trading values may be more than temporary. The balance of this reserve was $0.1 million as of December 31, 2014.
The following table summarizes the changes in White Mountains’s variable annuity reinsurance liabilities and derivative instruments for the year ended December 31, 2014 and 2013:

	Variable Annuity (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3(1)	Level 2(1)(2)	Level 1(3)	Total(4)
Balance at January 1, 2014	$(52.8)	$63.4	$4.7	$1.1	$69.2
Purchases	—	—	—	—	—
Realized and unrealized gains (losses)	53.5	(38.6)	(71.0)	37.2	(72.4)
Transfers in (out)	—	—	—	—	—
Sales/settlements	—	(5.9)	100.1	(34.6)	59.6
Balance at December 31, 2014	$.7	$18.9	$33.8	$3.7	$56.4

	Variable Annuity (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3(1)	Level 2(1)(2)	Level 1(3)	Total(4)
Balance at January 1, 2013	$(441.5)	$140.5	$(20.5)	$(21.7)	$98.3
Purchases	—	59.4	—	—	59.4
Realized and unrealized gains (losses)	388.7	(136.5)	(196.1)	(69.4)	(402.0)
Transfers in (out)	—	—	—	—	—
Sales/settlements	—	—	221.3	92.2	313.5
Balance at December 31, 2013	$(52.8)	$63.4	$4.7	$1.1	$69.2

(1)	Includes over-the-counter instruments.

(2)
Includes interest rate swaps, total return swaps and foreign currency forward contracts. Fair value measurement based upon bid/ask pricing quotes for similar instruments that are actively traded, where available.  Swaps for which an active market does not exist have been priced using observable inputs including the swap curve and the underlying bond index.

(3)	Includes exchange traded equity index, foreign currency and interest rate futures. Fair value measurements based upon quoted prices for identical instruments that are actively traded.

(4)	In addition to derivative instruments, WM Life Re held cash, short-term and fixed maturity investments of $33.2 and $81.3 as of December 31, 2014 and 2013 posted as collateral to its counterparties.

3. Surplus Note Valuation

BAM Surplus Notes
As of December 31, 2014, White Mountains owned $503 million of surplus notes issued by BAM and has accrued $74 million in interest due thereon. Because BAM is consolidated in White Mountains’s financial statements, the BAM Surplus Notes and accrued interest are classified as intercompany notes, carried at face value and eliminated in consolidation. However, the BAM Surplus Notes and accrued interest are carried as assets at HG Global, of which White Mountains owns 97% of the equity, while the BAM Surplus Notes are carried as liabilities at BAM, which White Mountains has no ownership interest in and is completely attributed to non-controlling interests.
Periodically, White Mountains’s management reviews the recoverability of amounts recorded from the BAM Surplus Notes and, as of December 31, 2014, believes such notes and interest thereon to be fully recoverable. However, the determination of future recoverability is judgmental, as BAM was recently established and the ability of BAM to repay the principal and interest due on the BAM Surplus Notes is dependent upon BAM’s expected results, particularly premium and MSC collections, years into the future. Any write-off of the carried amount of the BAM Surplus Notes and/or the accrued interest thereon would adversely impact White Mountains’s adjusted book value per share. See Item 1A., Risk Factors, “If BAM does not pay some or all of the interest and principal due on the BAM Surplus Notes, our adjusted book value per share, results of operations and financial condition could be materially adversely affected.” on page 39.
No payment of the interest or principal on the BAM Surplus Notes may be made without the approval of the New York State Department of Financial Services. BAM is required to seek regulatory approval to pay interest and principal on its surplus notes only when adequate capital resources have accumulated beyond BAM’s initial capitalization and a level that continues to support its outstanding obligations, business plan and ratings. In addition, BAM’s ability to pay the interest and principal on the BAM Surplus Notes is dependent upon, among other things, whether BAM collects sufficient premiums and member surplus contributions. Interest payments on the BAM Surplus Notes are due quarterly but are subject to deferral, without penalty or default and without compounding, for repayment in the future. BAM has the right at any time to prepay principal in whole or in part.

OneBeacon Runoff Transaction
In the fourth quarter of 2014, in conjunction with the Runoff Transaction, OneBeacon provided financing in the form of surplus notes with a par value of $101 million, which had a fair value of $65 million at the date of closing and as of December 31, 2014. The OBIC Surplus Notes, issued by one of the transferred entities, OBIC (“Issuer”), were in the form of both seller priority and pari passu notes.
Under the contractual terms of both the seller priority and pari passu notes, scheduled interest payments accrue at 6.0% until the scheduled maturity date of March 15, 2020 and at a floating interest rate thereafter, should any principal remain outstanding. All interest and principal due on the seller priority note must first be paid before any interest or principal can be paid on the pari passu note. As required by the PID, interest on the notes does not compound. The notes restrict the Issuer’s ability to make distributions to holders of its equity interest. All such distributions are prohibited while the seller priority note is outstanding, and while the pari passu note is outstanding, distributions are permitted only if the Issuer concurrently repays a pro rata amount of any outstanding principal on the pari passu note.
Pursuant to the notes, the Issuer shall seek to redeem the notes annually each March 15 at a requested redemption amount such that the Issuer’s total adjusted capital following the proposed redemption payment would equal 200% of the Issuer’s “authorized control level RBC”, as such term is defined by the insurance laws of the Commonwealth of Pennsylvania and as prescribed by the PID. All redemptions or repayments of principal and payments of interest on the notes are subject to approval by the PID.
Below is a table illustrating the valuation adjustments taken to arrive at the estimated fair value of the OBIC Surplus Notes as of December 31, 2014:

	Type of Surplus Note
Millions	Seller Priority	Pari Passu	Total
Par Value	$57.9	$43.1	$101.0
Fair value adjustments to reflect:
Current market rates on public debt and contract-based repayments(1)	1.6	(8.2)	(6.6)
Regulatory approval (2)	(4.6)	(8.0)	(12.6)
Liquidity adjustment (3)	(11.0)	(5.7)	(16.7)
Total adjustments	(14.0)	(21.9)	(35.9)
Fair value	$43.9	$21.2	$65.1

(1)
Represents the value of the OBIC Surplus Notes, at current market yields on publicly traded debt, and assuming issuer is allowed to make principal and interest payments when its financial capacity is available, as measured by statutory capital in excess of a 250% RBC score.

(2)	Represents anticipated delay in securing regulatory approvals of interest and principal payments to reflect graduated changes in Issuer’s statutory surplus.

(3)	Represents impact of liquidity spread to account for OneBeacon’s sole ownership of the surplus notes, lack of a trading market and ongoing regulatory approval risk.

The internal valuation model used to estimate the fair value is based on discounted expected cash flows. The estimated fair value of the OBIC Surplus Notes is sensitive to changes in treasury rates and public debt credit spreads, as well as changes in estimates with respect to other variables including a discount to reflect the private nature of the notes (and the related lack of liquidity), the credit quality of the notes - based on the financial performance of the Issuer relative to expectations, and the timing, amount, and likelihood of interest and principal payments on the notes, which are subject to regulatory approval and therefore may vary from the contractual terms. OneBeacon has assumed for estimating the fair value that interest payouts begin in year five and principal repayments begin on a graduating basis in year ten for the seller priority note and year fifteen for the pari passu note. Although these variables involve considerable judgment, the Company does not currently expect any resulting changes in the estimated value of the surplus notes to be material to its financial position.

As a means to provide the degree of variability for each of the key assumptions that affect the fair value of the OBIC Surplus Notes, below is a table of sensitivities which measure hypothetical changes in such variables and the resulting pre-tax increase (or decrease) impact on the valuation of the OBIC Surplus Notes as of December 31, 2014.

Estimates affecting fair value ($ in millions)	Pre-tax increase (decrease) in fair value
Liquidity Spread (1)	-100 bp	-50 bp	+50 bp	+100 bp
Seller priority note	$4.0	$2.0	$(1.9)	$(3.6)
Pari passu note	2.1	1.0	(.9)	(1.9)
Total OBIC Surplus Notes	$6.1	$3.0	$(2.8)	$(5.5)

Credit Assignment (2)	+2 Notches	+1 Notch	-1 Notch	-2 Notches
Seller priority note	$5.7	$2.8	$(2.6)	$(4.9)
Pari passu note	3.0	1.4	(1.3)	(2.5)
Total OBIC Surplus Notes	$8.7	$4.2	$(3.9)	$(7.4)

Principal Repayments (3)	-3 Years	-1 Year	+1 Year	+3 Years
Seller priority note	$1.7	$0.5	$(.4)	$(1.3)
Pari passu note	.9	.2	(.2)	(.6)
Total OBIC Surplus Notes	$2.6	$0.7	$(0.6)	$(1.9)

Interest Repayments (4)	-3 Years	-1 Year	+1 Year	+3 Years
Seller priority note	$5.2	$2.4	$(3.1)	$(12.2)
Pari passu note	5.6	2.5	(3.0)	(11.0)
Total OBIC Surplus Notes	$10.8	$4.9	$(6.1)	$(23.2)
(1) Represents the sensitivity to changes in the estimate of the liquidity spread added to account for OneBeacon’s sole ownership of the OBIC Surplus Notes, lack of a liquid trading market, and ongoing regulatory approval risk.
(2) Represents the sensitivity to changes in the estimate of the underlying equivalent credit quality of the OBIC Surplus Notes. Such credit quality is approximated by comparing the expected percentage of discounted payments missed, as calculated in a proprietary Stochastic simulation, to a series of benchmarks derived from data published by Standard & Poor’s. Note that “notch” is defined as the difference between, for example. a “B” and “B+” rated instrument.
(3) Represents the sensitivity to changes in the estimate of timing of the first principal payment received by OneBeacon. The fair value model assumes a delay in the receipt of principal cash flows as a result of the regulatory approval required before such payments may occur; and assuming repayments are made with a graduated impact on statutory surplus.
(4) Represents the sensitivity to changes in the estimate of timing of the first interest payment received by OneBeacon. The fair value model assumes a delay in the receipt of interest cash flows as a result of the regulatory approval required before such payments may occur; and assuming repayments are made with a graduated impact on statutory surplus.

4. Sirius Group Reinsurance Estimates

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
The following table summarizes Sirius Group’s premium estimates and related commissions and expenses:

	December 31, 2014				December 31, 2013
Millions	Gross Premium Estimates	Net Premium Estimates	Net Commission and Expense Estimates	Net Amount Included in Reinsurance Balances Receivable	Gross Premium Estimates	Net Premium Estimates	Net Commission and Expense Estimates	Net Amount Included in Reinsurance Balances Receivable
Property	$106.7	$94.3	$(34.0)	$60.3	$90.5	$73.7	$(28.7)	$45.0
Property catastrophe excess	68.6	54.4	(5.0)	49.4	82.1	65.2	(5.5)	59.7
Accident and health	89.5	71.8	(30.8)	41.0	76.9	56.4	(22.2)	34.2
Aviation and space	37.5	30.7	(6.3)	24.4	34.4	28.7	(5.8)	22.9
Trade credit	22.7	19.2	(9.3)	9.9	36.8	27.2	(10.9)	16.3
Marine	15.2	13.6	(2.7)	10.9	17.3	16.0	(3.0)	13.0
Casualty	4.5	4.5	1.9	6.4	4.6	4.6	1.5	6.1
Agriculture	9.5	9.0	(2.3)	6.7	3.1	2.7	(0.3)	2.4
Contingency	6.7	5.9	(1.7)	4.2	4.3	2.9	(1.2)	1.7
Total	$360.9	$303.4	$(90.2)	$213.2	$350.0	$277.4	$(76.1)	$201.3

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

White Mountains’s consolidated balance sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risk. The term market risk refers to the risk of loss arising from adverse changes in interest rates, credit spreads, equity markets prices and other relevant market rates and prices. Due to White Mountains’s sizable investment portfolio market risk can have a significant effect on White Mountains’s consolidated financial position.

Interest Rate and Credit Spread Risk

Fixed Maturity Portfolios.  In connection with the Company’s consolidated insurance and reinsurance subsidiaries, White Mountains invests in interest rate sensitive securities, primarily debt securities. White Mountains generally manages the interest rate risk associated with its portfolio of fixed maturity investments and convertible fixed maturity investments by monitoring the average duration of the portfolio. White Mountains’s fixed maturity investments and convertible fixed maturity investments are comprised primarily of investment grade corporate securities; U.S. government and agency securities; foreign government, agency and provincial obligations; preferred stocks; asset-backed and mortgage-backed securities; and municipal obligations.
Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of fixed maturity investments and convertible fixed maturity investments, respectively. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other market factors.
The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on White Mountains’s fixed maturity investments and convertible fixed maturity investments. Size of interest rate decreases may be limited in order to floor interest rates at a de minimis level.

($ in millions)	Fair Value at December 31, 2014	Assumed Change in Relevant Interest Rate	Estimated Fair Value After Change in Interest Rate	After-Tax Increase (Decrease) in Carrying Value
Fixed maturity investments and convertible fixed maturity investments(1)	$4,796.5	100 bp decrease	$4,868.9	$50.1
		50 bp decrease	4,837.8	28.6
		50 bp increase	4,737.6	(41.3)
		100 bp increase	4,678.7	(82.5)

(1)	Assumes no sensitivity to general interest rate movements for $1.3 of convertible fixed maturity investments whose market values are significantly influenced by the underlying stock.

The magnitude of the fair value decrease in rising rates scenarios may be more significant than the fair value increase in comparable falling rates scenarios. This can occur because (a) the analysis floors interest rates at a de minimis level in falling rate scenarios, muting price increases, (b) portions of the fixed maturity investment portfolio may be callable, muting price increases in falling interest rate scenarios and or (c) portions of the fixed maturity investment portfolio may experience cash flow extension in higher interest rate environments, which generally results in lower prices.

White Mountains’s overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to their investment risks. Widening and tightening of credit spreads generally translate into decreases and increases in fair values of fixed maturity investments, respectively. The table below summarizes the estimated pre-tax effects of hypothetical widening and tightening of credit spreads on White Mountains’s fixed maturity investment and convertible fixed maturity portfolio.

	December 31, 2014
Millions	Fair Value	Tighten 50	Tighten 25	Widen 25	Widen 50
U.S. Government and agency obligations	$188.1	$—	$—	$—	$—
Foreign government, agency and provincial obligations	275.1	—	—	—	—

		Tighten 100	Tighten 50	Widen 50	Widen 100
Agency mortgage-backed	497.4	10.1	7.1	(7.4)	(14.7)
Asset-backed	975.4	8.8	6.6	(9.9)	(19.7)

		Tighten 200	Tighten 100	Widen 100	Widen 200
Debt securities issued by corporations	2,311.2	78.1	55.1	(71.5)	(139.9)
Municipal obligations	83.2	6.1	3.6	(3.8)	(7.4)
Convertible fixed maturity investments(1)	12.2	.7	.4	(.4)	(.9)

		Tighten 400	Tighten 200	Widen 200	Widen 400
Non-agency commercial mortgage-backed	236.9	24.7	18.1	(19.0)	(36.1)

		Tighten 600	Tighten 300	Widen 300	Widen 600
Preferred stocks	85.8	7.6	6.8	(16.2)	(32.8)
Non-agency residential mortgage-backed	131.2	9.0	8.7	(10.2)	(18.7)

(1)	Assumes no sensitivity to general interest rate movements for $1.3 of convertible fixed maturity investments whose market values are significantly influenced by the underlying stock.

The magnitude of the fair value decrease in wider credit spread scenarios may be more significant than the fair value increase in comparable tighter credit spread scenarios. This can occur because the analysis limits the credit spread tightening in order to floor yields of non-government bonds above short government bond yields, muting price increases.

Common Equity, Convertible Preferred Investments and Other Long-term Investments Price Risk
The carrying values of White Mountains’s common equity securities, convertible preferred investments and other long-term investments are based on quoted market prices or management’s estimates of fair value as of the balance sheet date. Market prices of equity securities, in general, are subject to fluctuations.  These fluctuations could cause the amount realized upon sale or exercise of these instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the investment, the relative price of alternative investments, supply and demand imbalances for a particular security, or other market factors. Assuming a hypothetical 10% and 30% increase or decrease in the value of White Mountains’s equity securities as of December 31, 2014, the carrying value of White Mountains’s common equity securities, convertible preferred investments and other long-term investments would have increased or decreased by approximately $120 million and $359 million pre-tax.

Long-term obligations
White Mountains carries its financial instruments on its balance sheet at fair value with the exception of its fixed-rate, long-term indebtedness and the SIG Preference Shares, which are recorded as non-controlling interest.
The following table summarizes the fair value and carrying value of financial instruments as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
OBH Senior Notes	$286.0	$274.7	$269.8	$274.7
SIG Senior Notes	437.8	399.7	438.1	399.6
SIG Preference Shares	260.0	250.0	260.0	250.0

The fair value estimate for the OBH Senior Notes has been determined using quoted market prices and is considered a Level 2 measurement. The fair value estimates for the SIG Senior Notes and the SIG Preference Shares have been determined based on indicative broker quotes and are considered to be Level 3 measurements.

Foreign Currency Exchange Risk
The functional currency of Sirius International is the Swedish kronor. Sirius International also holds sizable assets and liabilities denominated in British pound sterling, Canadian dollars and euros. The following table illustrates the pre-tax effect that a hypothetical 10% increase (i.e. U.S. dollar strengthening) or decrease (i.e. U.S. dollar weakening) in the rate of exchange from the Swedish kronor, the British pound sterling, the Canadian dollar and the euro to the U.S. dollar would have on the carrying value of White Mountains’s net assets denominated in the respective currencies as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
Millions	10% increase	10% decrease	10% increase	10% decrease
Swedish kronor to U.S. dollar	$(24.8)	$24.8	$(48.0)	$48.0
British pound sterling to U.S. dollar	(16.6)	16.6	(10.0)	10.0
Canadian dollar to U.S. dollar	(4.9)	4.9	(4.6)	4.6
Euro to U.S. dollar	(4.8)	4.8	(8.0)	8.0

Variable Annuity Guarantee Risk
White Mountains entered into an agreement to reinsure death and living benefit guarantees associated with certain variable annuities issued in Japan. The reinsurance agreement assumes risk related to a shortfall between the account value and the guaranteed value that must be paid by the ceding company to an annuitant or to an annuitant’s beneficiary in accordance with the underlying annuity contracts. Generally, the liabilities associated with these guarantees increase with declines in the equity markets, interest rates and currencies against the Japanese yen, as well as with increases in market volatilities. The liability is also affected by annuitant-related actuarial assumptions, including surrender and mortality rates. As of December 31, 2014, the total asset for the reinsured variable annuity guarantees was $1 million.
WM Life Re uses derivative instruments, including put options, interest rate swaps, total return swaps on bond indices and forward and futures contracts on currency pairs and government bonds to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. As of December 31, 2014, the fair value of these derivative instruments was $56 million. In addition, WM Life Re held approximately $33 million of cash and fixed maturity investments as of December 31, 2014 posted as collateral to its reinsurance and derivatives counterparties.
WM Life Re measures its net exposure to changes in relevant interest rates, foreign exchange rates and equity markets on a daily basis and adjusts its economic hedge positions within risk guidelines established by senior management. WM Life Re also monitors the effects of annuitant-related experience against actuarial assumptions (including surrender and mortality rates) on a weekly basis and adjusts relevant assumptions and economic hedge positions if required. While WM Life Re actively manages its economic hedge positions, several factors, including policyholder behavior and mismatches between underlying variable annuity funds and the hedge indices, may result in the failure of economic hedges to perform as intended. See discussion of fair value measurement of reinsured variable annuity liabilities and derivative instruments and sensitivity analyses of significant inputs in “CRITICAL ACCOUNTING ESTIMATES — Fair Value Measurements” on page 98.

Item 8.       Financial Statements and Supplementary Data

The financial statements and supplementary data have been filed as a part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 118 of this report.

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The Principal Executive Officer (“PEO”) and the Principal Financial Officer (“PFO”) of White Mountains have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2014. Based on that evaluation, the PEO and PFO have concluded that White Mountains’s disclosure controls and procedures are adequate and effective.
The PEO and the PFO of White Mountains have evaluated the effectiveness of its internal control over financial reporting as of December 31, 2014. Based on that evaluation, the PEO and PFO have concluded that White Mountains’s internal control over financial reporting is effective. Management’s annual report on internal control over financial reporting is included on page F-89 of this report. The attestation report on the effectiveness of our internal control over financial reporting by PricewaterhouseCoopers LLP is included on page F-90 of this report.
There has been no change in White Mountains’s internal controls over financial reporting that occurred during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect White Mountains’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Reported under the captions “The Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance—Committees of the Board—Audit Committee” in the Company’s 2015 Proxy Statement, herein incorporated by reference, and under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.
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
There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors. The procedures for shareholders to nominate directors are reported under the caption “Corporate Governance—Committees of the Board—Nominating and Governance Committee” in the Company’s 2015 Proxy Statement, herein incorporated by reference.

Item 11.    Executive Compensation

Reported under the captions “Executive Compensation” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in the Company’s 2015 Proxy Statement, herein incorporated by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reported under the captions “Voting Securities and Principal Holders Thereof” and “Equity Compensation Plan Information” in the Company’s 2015 Proxy Statement, herein incorporated by reference.

Item 13.      Certain Relationships, Related Transactions and Director Independence

Reported under the caption “Transactions with Related Persons, Promoters and Certain Control Persons” and “Corporate Governance—Director Independence” in the Company’s 2015 Proxy Statement, herein incorporated by reference.

Item 14.     Principal Accountant Fees and Services

Reported under the caption “Principal Accountant Fees and Services” in the Company’s 2015 Proxy Statement, herein incorporated by reference.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

a.                                       Documents Filed as Part of the Report

The financial statements and financial statement schedules and reports of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 118 of this report. A listing of exhibits filed as part of the report appear on pages 114 through 116 of this report.

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

10.3
Amendment No.1 to the $425,000,000 Credit Agreement, dated August 14, 2013 among the Company, as the Borrower, Wells Fargo Bank, N.A., as Administrative Agent, Swing Line Lender and Issuing Lender, and the other lenders party hereto.(incorporated by reference herein to Exhibit 10.1 of the Company’s Report on Form 10-Q dated October 29, 2014)

10.4
Investment Management Agreement between Prospector Partners, LLC and White Mountains Advisors LLC (incorporated by reference herein to Exhibit 99.1 of the Company’s Report on Form 8-K dated June 20, 2005)

10.5
Amendment to the Investment Management Agreement between Prospector Partners, LLC and White Mountains Advisors, LLC dated February 23, 2006 (incorporated by reference herein to the Company’s Report on Form 8-K dated February 28, 2006)

10.6	Amended and restated Investment Management Agreement between White Mountains Advisors, LLC and OneBeacon dated December 23, 2014 (*)

Exhibit number	Name
10.7	Investment Management Agreement between Prospector Partners, LLC and OneBeacon dated February 25, 2015 (*)
10.8	Consulting Letter Agreement between Prospector Partners, LLC and White Mountains Advisors LLC (incorporated by reference herein to Exhibit 99.2 of the Company’s Report on Form 8-K dated June 20, 2005)
10.9	White Mountains Long-Term Incentive Plan, as amended, (incorporated by reference herein to Exhibit 10.15 of the Company’s 2006 Annual Report on Form 10-K)
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

10.12	White Mountains Bonus Plan (incorporated by reference herein to Exhibit 10.17 of the Company’s 2004 Annual Report on Form 10-K)
10.13	White Mountains Re Long Term Incentive Plan (incorporated by reference herein to Exhibit 10.12 of the Company’s 2009 Annual Report on Form 10-K)
10.14	OneBeacon Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.16 of the Company’s 2012 Annual Report on Form 10-K)
10.15	OneBeacon Long-Term Incentive Plan (2007) (*)
10.16	OneBeacon’s 2014 Management Incentive Plan (*)
10.17
Restricted Share Award Agreement by and between OneBeacon Insurance Group, Ltd. And T. Michael Miller dated as of May 27, 2011(incorporated by reference herein to Exhibit 10.22 of the Company’s 2011 Annual Report on Form 10-K)

10.18
Amended and Restated Revenue Sharing Agreement among John D. Gillespie, Fund American Companies, Inc. and Folksamerica Reinsurance Company (incorporated by reference herein to Exhibit 10.26 of the Company’s 2004 Annual Report on Form 10-K)

10.19
Nonqualified Stock Option Agreement made as of the 6th day of March 2007, by and between the Company and Raymond Barrette (incorporated by reference herein to Exhibit 99.1 of the Company’s Report on Form 8-K/A dated March 7, 2007)

10.20
Amendment No. 1 to Nonqualified Stock Option Agreement made as of the 10th day of August 2010, by and between the Company and Raymond Barrette (incorporated by reference herein to Exhibit 10.1 of the Company’s Report on Form 10-Q dated October 29, 2010)

10.21
Restricted Share Award Agreement made as of the 6th day of March 2007, by and between the Company and Raymond Barrette (incorporated by reference herein to Exhibit 99.2 of the Company’s Report on Form 8-K/A dated March 7, 2007)

10.22
Amendment No.1 to Restricted Share Award Agreement made as of the 10th day of August 2010, by and between the Company and Raymond Barrette (incorporated by reference herein to Exhibit 10.2 of the Company’s Report on Form 10-Q dated October 29, 2010)

10.23
Stock Purchase Agreement, dated May 17, 2011, between White Mountains Holdings (Luxembourg) S.à r.l. and The Allstate Corporation (incorporated by reference herein to Exhibit 10.1 of the Company’s Report on Form 8-K dated May 18, 2011)

10.24
Stock Purchase Agreement by and among the OneBeacon Insurance Group Ltd., OneBeacon Insurance Group LLC, Trebuchet and Armour Group Holdings Limited dated as of October 18, 2012. (incorporated by reference herein to Exhibit 10.1 of the Company’s Report on 10-Q dated October 30, 2012)

10.25
Amendment No.1 dated as of February 1, 2013 to Stock Purchase Agreement by and among OneBeacon Insurance Group Ltd., OneBeacon Insurance Group LLC, Trebuchet US Holdings, Inc. and Armour Group
Holdings Limited (*)

Exhibit number	Name
10.26
Amendment No. 2 dated as of October 25, 2013 to Stock Purchase Agreement by and among OneBeacon Insurance Group Ltd., OneBeacon Insurance Group LLC, Trebuchet US Holdings, Inc. and Armour Group
Holdings Limited (incorporated by reference herein to Exhibit 10.30 of the Company’s Annual Report on 10-K dated February 28, 2014)

10.27
Amendment No. 3 dated as of June 19, 2014 to Stock Purchase Agreement by and among OneBeacon Insurance Group Ltd., OneBeacon Insurance Group LLC, Trebuchet US Holdings, Inc. and Armour Group Holdings Limited (incorporated by reference herein to Exhibit 10.1 of the Company’s Report on 10-Q dated July 29, 2014)

10.28
Amendment No. 4 dated as of November 3, 2014 to Stock Purchase Agreement by and among OneBeacon Insurance Group Ltd., OneBeacon Insurance Group LLC, Trebuchet US Holdings, Inc. and Armour Group Holdings Limited (*).

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

10.31
Surplus Note Purchase Agreement between Build America Mutual Assurance Company, as Issuer and HG Holdings Ltd. and HG Re Ltd. as Purchasers dated as of July 17, 2012.(incorporated by reference herein to Exhibit 10.4 of the Company’s Report on 10-Q dated October 30, 2012)

10.32
Amended and Restated Surplus Note Purchase Agreement between Build America Mutual Assurance Company, as Issuer and HG Holdings Ltd. and HG Re Ltd. as Purchasers dated as of January 1, 2014.(incorporated by reference herein to Exhibit 10.1 of the Company’s Report on 10-Q dated April 28, 2014)

11	Statement Re Computation of Per Share Earnings (**)
12	Statement Re Computation of Ratio of Earnings to Fixed Charges (*)
14
The Company’s Code of Business Conduct, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company (incorporated by reference herein to Exhibit 14 of the Company’s 2004 Annual Report on Form 10-K)

21	Subsidiaries of the Registrant (*)
23	Consent of PricewaterhouseCoopers LLP dated February 27, 2015 (*)
24	Powers of Attorney (*)
31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934 (*)
31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934 (*)
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.1
The following financial information from White Mountains’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL: (i) Consolidated balance sheets as of December 31, 2014 and December 31, 2013; (ii) Consolidated statements of operations and comprehensive income for each of the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated statements of shareholders’ equity for each of the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated statements of cash flows for each of the years ended December 31, 2014, 2013 and 2012; and (v) Notes to consolidated financial statements (*).

(*)                                Included herein.
(**)                         Not included herein as the information is contained elsewhere within report. See Note 11—“Earnings Per Share” of the accompanying consolidated financial statements.

c.                                       Financial Statement Schedules

The financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 118 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Date:	February 27, 2015	By:	/s/ J. BRIAN PALMER
J. Brian Palmer
Managing Director and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RAYMOND BARRETTE	Chairman, CEO (Principal Executive Officer) and Director	February 27, 2015
Raymond Barrette
YVES BROUILLETTE*	Director	February 26, 2015
Yves Brouillette
MORGAN W. DAVIS*	Director	February 26, 2015
Morgan W. Davis
A. MICHAEL FRINQUELLI*	Director	February 26, 2015
A. Michael Frinquelli
/s/ DAVID T. FOY	Executive Vice President and CFO (Principal Financial Officer)	February 27, 2015
David T. Foy
JOHN D. GILLESPIE*	Director	February 26, 2015
John D. Gillespie
EDITH E. HOLIDAY*	Director	February 26, 2015
Edith E. Holiday
/s/ J. BRIAN PALMER	Managing Director and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2015
Brian Palmer
LOWNDES A. SMITH*	Director	February 26, 2015
Lowndes A. Smith
ALLAN L. WATERS*	Director	February 26, 2015
Allan L. Waters

By:	/s/ RAYMOND BARRETTE
Raymond Barrette, Attorney-in-Fact

WHITE MOUNTAINS INSURANCE GROUP, LTD.
Index to Consolidated Financial Statements and Financial Statement Schedules

CONSOLIDATED BALANCE SHEETS

	December 31,
Millions, except share and per share amounts	2014	2013
Assets
Fixed maturity investments, at fair value	$4,784.3	$5,030.5
Short-term investments, at amortized cost (which approximates fair value)	871.7	635.9
Common equity securities, at fair value	801.6	1,156.8
Convertible fixed maturity and preferred investments, at fair value	20.5	80.5
Other long-term investments	408.2	288.9
Total investments	6,886.3	7,192.6
Cash (restricted $23.7 and $56.1)	373.2	382.8
Reinsurance recoverable on unpaid losses	483.9	428.1
Reinsurance recoverable on paid losses	23.6	25.4
Insurance and reinsurance premiums receivable	547.7	518.9
Funds held by ceding entities	129.0	106.3
Investments in unconsolidated affiliates	414.4	321.4
Deferred acquisition costs	177.1	174.7
Deferred tax asset	456.1	512.1
Ceded unearned insurance and reinsurance premiums	94.0	92.4
Accrued investment income	34.5	39.3
Accounts receivable on unsettled investment sales	56.5	12.1
Goodwill and intangible assets	366.4	20.7
Other assets	356.1	437.4
Assets held for sale	58.1	1,880.1
Total assets	$10,456.9	$12,144.3
Liabilities
Loss and loss adjustment expense reserves	$3,159.8	$3,079.3
Unearned insurance and reinsurance premiums	955.3	901.4
Debt	746.6	676.4
Deferred tax liability	282.8	356.2
Accrued incentive compensation	184.6	218.3
Ceded reinsurance payable	105.7	71.9
Funds held under insurance and reinsurance contracts	138.9	127.1
Accounts payable on unsettled investment purchases	2.6	20.5
Other liabilities	341.0	415.7
Liabilities held for sale	—	1,880.1
Total liabilities	5,917.3	7,746.9
Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 5,986,214 and 6,176,739 shares	6.0	6.2
Paid-in surplus	1,028.7	1,044.9
Retained earnings	3,011.4	2,802.3
Accumulated other comprehensive income (loss), after-tax:
Equity in net unrealized (losses) gains from investments in Symetra common shares	34.9	(40.4)
Net unrealized foreign currency translation (losses) gains	(79.8)	88.4
Pension liability and other	(4.6)	4.1
Total White Mountains’s common shareholders’ equity	3,996.6	3,905.5
Non-controlling interests	543.0	491.9
Total equity	4,539.6	4,397.4
Total liabilities and equity	$10,456.9	$12,144.3
See Notes to Consolidated Financial Statements including Note 14 for non-controlling interests and Note 21 for Commitments and Contingencies.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
Millions, except per share amounts	2014	2013	2012
Revenues
Earned insurance and reinsurance premiums	$2,058.9	$1,987.3	$2,063.6
Net investment income	105.0	110.9	153.6
Net realized and unrealized investment gains	283.9	161.7	118.2
Other revenue	62.4	57.5	100.3
Total revenues	2,510.2	2,317.4	2,435.7
Expenses
Loss and loss adjustment expenses	1,169.3	1,040.5	1,193.9
Insurance and reinsurance acquisition expenses	399.8	376.9	430.2
Other underwriting expenses	309.3	331.3	321.8
General and administrative expenses	288.2	181.3	182.2
Interest expense on debt	41.9	42.5	44.8
Total expenses	2,208.5	1,972.5	2,172.9
Pre-tax income	301.7	344.9	262.8
Income tax (expense) benefit	(53.3)	(76.6)	15.7
Net income from continuing operations	248.4	268.3	278.5
(Loss) gain on sale of discontinued operations, net of tax	(1.6)	46.6	(91.0)
Net loss from discontinued operations, net of tax	(1.8)	(42.1)	(24.0)
Income before equity in earnings of unconsolidated affiliates	245.0	272.8	163.5
Equity in earnings of unconsolidated affiliates, net of tax	45.6	36.6	29.9
Net income	290.6	309.4	193.4
Net loss attributable to non-controlling interests	22.1	12.4	14.0
Net income attributable to White Mountains’s common shareholders	312.7	321.8	207.4
Other comprehensive income, net of tax:
Change in equity in net unrealized gains (losses) from investments in Symetra common shares, net of tax	75.3	(98.1)	57.7
Change in foreign currency translation, net of tax	(168.5)	2.7	39.6
Net change in pension liability and other, net of tax	(11.7)	20.8	(2.9)
Comprehensive income	207.8	247.2	301.8
Comprehensive loss (income) attributable to non-controlling interests	3.3	(5.2)	.8
Comprehensive income attributable to White Mountains’s common shareholders	$211.1	$242.0	$302.6
Earnings (loss) per share attributable to White Mountains’s common shareholders
Basic earnings (loss) per share
Continuing operations	$51.77	$51.15	$47.41
Discontinued operations	(.56)	.74	(16.91)
Total consolidated operations	$51.21	$51.89	$30.50
Diluted earnings (loss) per share
Continuing operations	$51.77	$51.15	$47.41
Discontinued operations	(.56)	.74	(16.91)
Total consolidated operations	$51.21	$51.89	$30.50
Dividends declared and paid per White Mountains’s common share	$1.00	$1.00	$1.00
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after-tax	Total	Non-controlling Interests	Total Equity
Balances at December 31, 2011	$1,261.3	$2,789.7	$36.7	$4,087.7	$580.2	$4,667.9
Net income (loss)	—	207.4	—	207.4	(14.0)	193.4
Net change in unrealized gains from investments in unconsolidated affiliates	—	—	57.7	57.7	—	57.7
Net change in foreign currency translation	—	—	39.6	39.6	—	39.6
Net change in pension liability and other accumulated comprehensive items	—	—	(2.1)	(2.1)	(0.8)	(2.9)
Comprehensive income (loss)	—	207.4	95.2	302.6	(14.8)	287.8
Dividends declared on common shares	—	(6.6)	—	(6.6)	—	(6.6)
Dividends/distributions to non-controlling interests	—	—	—	—	(39.1)	(39.1)
Issuances of common shares	5.8	—	—	5.8	—	5.8
Repurchases and retirements of common shares	(221.3)	(447.8)	—	(669.1)	—	(669.1)
Net contributions from non-controlling interests	—	—	—	—	1.6	1.6
Deconsolidation of Hamer and Bri-Mar	—	—	—	—	(4.5)	(4.5)
Allocation of fair value of net assets acquired to non-controlling interests	(2.2)	—	—	(2.2)	2.2	—
Amortization of restricted share and option awards	13.6	—	—	13.6	.8	14.4
Balances at December 31, 2012	1,057.2	2,542.7	131.9	3,731.8	526.4	4,258.2
Net income (loss)	—	321.8	—	321.8	(12.4)	309.4
Net change in unrealized losses from investments in unconsolidated affiliates	—	—	(98.1)	(98.1)	—	(98.1)
Net change in foreign currency translation	—	—	2.7	2.7	—	2.7
Net change in pension liability and other accumulated comprehensive items	—	—	15.6	15.6	5.2	20.8
Comprehensive income (loss)	—	321.8	(79.8)	242.0	(7.2)	234.8
Dividends declared on common shares	—	(6.2)	—	(6.2)	—	(6.2)
Dividends/distributions to non-controlling interests	—	—	—	—	(39.7)	(39.7)
Issuances of common shares	1.0	—	—	1.0	—	1.0
Repurchases and retirements of common shares	(23.8)	(56.0)	—	(79.8)	—	(79.8)
Net contributions from non-controlling interests	—	—	—	—	11.5	11.5
Amortization of restricted share and option awards	16.7	—	—	16.7	.9	17.6
Balances at December 31, 2013	1,051.1	2,802.3	52.1	3,905.5	491.9	4,397.4
Net income (loss)	—	312.7	—	312.7	(22.1)	290.6
Net change in unrealized gains from investments in unconsolidated affiliates	—	—	75.3	75.3	—	75.3
Net change in foreign currency translation	—	—	(168.2)	(168.2)	(0.3)	(168.5)
Net change in pension liability and other accumulated comprehensive items	—	—	(8.7)	(8.7)	(3.0)	(11.7)
Comprehensive income (loss)	—	312.7	(101.6)	211.1	(25.4)	185.7
Dividends declared on common shares	—	(6.2)	—	(6.2)	—	(6.2)
Dividends/distributions to non-controlling interests	—	—	—	—	(40.7)	(40.7)
Issuances of common shares	4.8	—	—	4.8	—	4.8
Repurchases and retirements of common shares	(37.1)	(97.4)	—	(134.5)	—	(134.5)
Net contributions from non-controlling interests	—	—	—	—	8.3	8.3
Non-controlling interests from acquisitions	—	—	—	—	122.1	122.1
Redemption of Prospector Turtle Fund	—	—	—	—	(14.0)	(14.0)
Amortization of restricted share and option awards	15.9	—	—	15.9	.8	16.7
Balances at December 31, 2014	$1,034.7	$3,011.4	$(49.5)	$3,996.6	$543.0	$4,539.6
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions	2014	2013	2012
Cash flows from operations:
Net income	$290.6	$309.4	$193.4
Charges (credits) to reconcile net income to net cash (used for) provided from operations:
Net realized and unrealized investment gains	(283.9)	(161.7)	(118.2)
Net gain on sale of consolidated and unconsolidated affiliates	(.7)	(21.3)	—
Amortization and depreciation	69.7	60.6	50.8
Excess of fair value of acquired net assets over cost	—	(15.2)	(34.2)
Deferred income tax (benefit) expense	(2.7)	39.7	(16.8)
Undistributed equity in earnings from unconsolidated affiliates, after-tax	(45.6)	(36.6)	(29.9)
Net loss from discontinued operations	1.8	42.1	24.0
Net loss (gain) on sale of other discontinued operations	1.6	(46.6)	91.0
Other operating items:
Net change in loss and loss adjustment expense reserves	189.6	(164.6)	(172.2)
Net change in reinsurance recoverable on paid and unpaid losses	(93.0)	25.0	42.4
Net change in unearned insurance and reinsurance premiums	119.6	(12.5)	63.1
Net change in ceded reinsurance premiums payable	46.1	(28.1)	3.8
Net change in ceded unearned insurance and reinsurance premiums	(21.2)	1.4	—
Net change in insurance and reinsurance premiums receivable	(88.0)	12.7	(79.2)
Net change in variable annuity benefit guarantee liabilities	(53.5)	(388.7)	(327.1)
Net change in variable annuity benefit derivative instruments	12.7	29.1	192.1
Net change in deferred acquisition costs	(12.6)	17.1	(5.7)
Net change in funds held by ceding companies	(35.5)	14.4	(17.7)
Net change in funds held under reinsurance treaties	22.4	98.8	10.6
Net change in restricted cash	32.4	193.7	203.7
Net change in other assets and liabilities, net	57.1	2.6	(103.5)
Net cash provided from (used for) continuing operations	206.9	(28.7)	(29.6)
Net cash used for discontinued operations	(88.1)	(72.3)	(196.2)
Net cash provided from (used for) operations	118.8	(101.0)	(225.8)
Cash flows from investing activities:
Net change in short-term investments	(351.5)	34.8	145.3
Sales of fixed maturity and convertible investments	4,845.1	3,879.8	6,040.0
Maturities, calls and paydowns of fixed maturity and convertible investments	629.2	465.8	678.4
Sales of common equity securities	660.9	521.1	192.4
Distributions and redemptions of other long-term investments	102.9	58.1	86.7
Sales of unconsolidated affiliates, net of cash sold and held in escrow	12.8	32.4	24.8
Contributions to other long-term investments	(137.0)	(36.3)	(96.7)
Funding of operational cash flows for discontinued operations	(88.1)	(72.3)	(196.2)
Purchases of common equity securities	(328.8)	(432.2)	(365.2)
Purchases of fixed maturity and convertible investments	(5,112.8)	(4,132.0)	(5,810.1)
Purchases of consolidated and unconsolidated affiliates (net of cash acquired)	(199.2)	15.9	(41.3)
Net change in unsettled investment purchases and sales	(62.1)	7.5	(22.4)
Net acquisitions of property and equipment	(11.6)	(13.1)	(2.3)
Net cash (used for) provided from investing activities — continuing operations	(40.2)	329.5	633.4
Net cash provided from investing activities — discontinued operations	88.1	72.3	196.2
Net cash provided from investing activities	47.9	401.8	829.6
Cash flows from financing activities:
Draw down of revolving line of credit	—	200.0	150.0
Repayment of revolving line of credit	(66.5)	(275.0)	(75.0)
Repurchase of debt	65.0	—	(275.9)
Issuance of debt, net of debt issuance costs	68.6	—	271.9
Change in capital lease obligation	(5.3)	(5.7)	(4.9)
Cash dividends paid to the Company’s common shareholders	(6.2)	(6.2)	(6.6)
Cash dividends paid to OneBeacon Ltd.’s non-controlling common shareholders	(19.8)	(19.9)	(19.8)
Cash dividends paid on SIG Preference Shares	(18.8)	(18.8)	(18.8)
Common shares repurchased	(128.2)	(79.8)	(669.1)
OneBeacon Ltd. common shares repurchased and retired	(1.7)	—	—
Capital contributions from non-controlling interest of consolidated LPs	4.9	1.6	—
Redemptions paid to non-controlling interest of consolidated LPs	(5.5)	(.7)	—
Distribution to non-controlling interest shareholders of Tranzact	(25.8)	—	—
Purchase of interest rate cap	—	(9.9)	—
Collateral provided by interest rate cap counterparties	(6.5)	10.8	—
Capital contributions from BAM members	16.2	17.1	—
Net cash used for financing activities	(129.6)	(186.5)	(648.2)
Effect of exchange rate changes on cash	(14.3)	(0.2)	3.1
Net change in cash during the period	22.8	114.1	(41.3)
Cash reclassified to assets held for sale (net of cash sold of $0, $0, and $3.5)	—	—	2.0
Cash balance at beginning of year (excludes restricted cash balances of $56.1, $249.8 and $453.5)	326.7	212.6	251.9
Cash balance at end of year (excludes restricted cash balances of $23.7, $56.1, and $249.8)	$349.5	$326.7	$212.6

See Notes to Consolidated Financial Statements.	F-4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of White Mountains Insurance Group, Ltd. (the “Company” or the “Registrant”), its subsidiaries (collectively with the Company, “White Mountains”) and other entities required to be consolidated under GAAP. The Company is an exempted Bermuda limited liability company whose principal businesses are conducted through its insurance, reinsurance and insurance services subsidiaries and affiliates. The Company’s headquarters is located at 14 Wesley Street, Hamilton, Bermuda HM 11, its principal executive office is located at 80 South Main Street, Hanover, New Hampshire 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM 11. White Mountains’s reportable segments are OneBeacon, Sirius Group, HG Global/BAM and Other Operations.
The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of property and casualty insurance companies (collectively “OneBeacon”). OneBeacon is a specialty property and casualty insurance writer that offers a wide range of insurance products in the United States primarily through independent agencies, regional and national brokers, wholesalers and managing general agencies. As of December 31, 2014 and 2013, White Mountains owned 75.3% and 75.2% of OneBeacon Ltd.’s outstanding common shares. As discussed further in Note 2, in December 2014, OneBeacon completed the sale of its runoff business (the “Runoff Transaction”) and in February 2012, OneBeacon sold its AutoOne Insurance business (“AutoOne”).  Accordingly, OneBeacon’s runoff business and AutoOne are presented as discontinued operations. (See Note 22 for discontinued operations.) OneBeacon currently owns property in Canton, MA, with a carrying value of $58.1 million for which it has entered into an agreement to sell and which is presented as held for sale in the December 31, 2014 balance sheet.
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
The HG Global/BAM segment consists of White Mountains’s investment in HG Global Ltd. (“HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”). BAM is a municipal bond insurer domiciled in New York that was established in 2012 to provide insurance on bonds issued to support essential U.S. public purposes such as schools, utilities, core governmental functions and existing transportation facilities. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503 million of surplus notes issued by BAM (the “BAM Surplus Notes”). HG Global, through its wholly-owned subsidiary, HG Re Ltd. (“HG Re”), also provides 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. As of December 31, 2014 and 2013, White Mountains owned 96.9% and 97.3% of HG Global's preferred equity and 88.4% and 88.7% of its common equity. White Mountains does not have an ownership interest in BAM, which is a mutual insurance company owned by its members. However, GAAP requires White Mountains to consolidate BAM’s results in its financial statements. BAM’s results are attributed to non-controlling interests.
White Mountains’s Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), White Mountains’s variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd. (“Life Re Bermuda”), which is in runoff with all of its contracts maturing by June 30, 2016, and Life Re Bermuda’s U.S.-based service provider, White Mountains Financial Services LLC (collectively, “WM Life Re”), White Mountains’s ownership positions in Tranzact Holdings, LLC, QL Holdings LLC (“QuoteLab”) and Wobi Insurance Agency Ltd. (“Wobi”), as well as various other entities and investments. The Other Operations segment also includes Star & Shield Services LLC, Star & Shield Risk Management LLC, and Star & Shield Claims Services LLC (collectively “Star & Shield”). Star & Shield provides management services for a fee to Star & Shield Insurance Exchange (“SSIE”), a reciprocal that is owned by its members, who are policyholders. As of December 31, 2014, White Mountains held $17.0 million of surplus notes issued by SSIE (the “SSIE Surplus Notes”) but does not have an ownership interest in SSIE. However, as a result of Star & Shield’s role as the attorney-in-fact to SSIE and the investment in SSIE Surplus Notes, White Mountains is required to consolidate SSIE in its GAAP financial statements. SSIE’s results do not affect White Mountains’s common shareholders’ equity as they are attributable to non-controlling interests. The consolidated results of Hamer and Bri-Mar are also included in the Other Operations segment from January 1, 2012 through September 30, 2012, from which point these companies are no longer consolidated by White Mountains.

All significant intercompany transactions have been eliminated in consolidation. Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant Accounting Policies

Investment Securities
As of December 31, 2014, White Mountains’s invested assets consisted of securities and other investments held for general investment purposes.  White Mountains’s portfolio of fixed maturity investments and common equity securities held for general investment purposes are classified as trading and are reported at fair value as of the balance sheet date.  Changes in unrealized gains and losses are reported pre-tax in revenues. Realized investment gains and losses are accounted for using the specific identification method and are reported pre-tax in revenues. Premiums and discounts on all fixed maturity investments are amortized and accreted to income over the anticipated life of the investment.
White Mountains’s invested assets that are measured at fair value include fixed maturity securities, common and preferred equity securities, convertible fixed maturity and preferred investments and other long-term investments, such as interests in hedge funds and private equities. In determining its estimates of fair value, White Mountains uses a variety of valuation approaches and inputs. Whenever possible, White Mountains estimates fair value using valuation methods that maximize the use of quoted prices and other observable inputs.
As of December 31, 2014 and 2013, approximately 93% and 95% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturities, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturities including corporate debt, state and other governmental debt, convertible fixed maturity and preferred investments and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include White Mountains’s investments in hedge funds and private equity funds, as well as investments in certain debt securities, including asset-backed securities, where quoted market prices are unavailable. White Mountains determines when transfers between levels have occurred as of the beginning of the period. White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value. The outside pricing services used by White Mountains have indicated that if no observable inputs are available for a security, they will not provide a price. In those circumstances, White Mountains estimates the fair value using industry standard pricing models and observable inputs such as benchmark interest rates, market comparables, broker quotes, issuer spreads, bids, offers, credit rating prepayment speeds and other relevant inputs. White Mountains performs procedures to validate the market prices obtained from the outside pricing sources. Such procedures, which cover substantially all of its fixed maturity investments include, but are not limited to, evaluation of model pricing methodologies and a review of the pricing services’ quality control processes and procedures on at least an annual basis, comparison of market prices to prices obtained from different independent pricing vendors on at least a semi-annual basis, monthly analytical reviews of certain prices, and review of assumptions utilized by the pricing service for selected measurements on an ad hoc basis throughout the year. White Mountains also performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price on an ad-hoc basis throughout the year. Prices provided by the pricing services that vary by more than 5% and $1.0 million from the expected price based on these procedures are considered outliers. Prices that have not changed from period to period and prices that have trended unusually compared to market conditions are also considered outliers.
In circumstances where the results of White Mountains’s review process do not appear to support the market price provided by the pricing services, White Mountains challenges the price.  During the past year, approximately 21 securities fell outside White Mountains’s expected results, thereby triggering the challenge with the pricing service. If White Mountains cannot gain satisfactory evidence to support the challenged price, it relies upon its own pricing methodologies to estimate the fair value of the security in question. The fair values of such securities are considered to be Level 3 measurements.
White Mountains’s investments in debt securities, including asset-backed securities, are generally valued using matrix and other pricing models. Key inputs include benchmark yields, benchmark securities, reported trades, issuer spreads, bids, offers, credit ratings and prepayment speeds.  Income on mortgage-backed and asset-backed securities is recognized using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the estimated economic life is recalculated and the remaining unamortized premium or discount is amortized prospectively over the remaining economic life.
Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized cost, which approximated fair value as of December 31, 2014 and 2013.

Other Long-term Investments
Other long-term investments consist primarily of hedge funds, private equity funds, other investments in limited partnerships, private equity securities and surplus note investments (see Note 5). White Mountains has taken the fair value option for most of its investments in hedge funds, private equity funds and other limited partnership investments as well as for the OBIC surplus notes. For the investments for which White Mountains has taken the fair value option, changes in fair value are reported in revenues on a pre-tax basis. For those long-term investments for which White Mountains has not made the fair value election, White Mountains accounts for its interests under the equity method.

Derivative Financial Instruments
White Mountains holds a variety of derivative financial instruments for both risk management and investment purposes. White Mountains recognizes all derivatives as either assets or liabilities, measured at fair value, in the consolidated balance sheets. Changes in the fair value of derivative instruments are recognized in current period pre-tax income.

Warrants
As of December 31, 2012, White Mountains held warrants to purchase 9.49 million common shares of Symetra, which were included as investments in unconsolidated affiliates. The Symetra warrants held by White Mountains were entitled to dividends declared to common shareholders. On June 20, 2013, White Mountains exercised its warrants in a cashless transaction and received 2.65 million common shares of Symetra in exchange for the warrants.
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

Cash
Cash includes amounts on hand and demand deposits with banks and other financial institutions. Amounts presented in the statement of cash flows are shown net of balances acquired and sold in the purchase or sale of the Company’s consolidated subsidiaries and exclude changes in amounts of restricted cash (See Note 9).

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
Deferred acquisition costs represent commissions, premium taxes, brokerage expenses and other costs which are directly attributable to and vary with the production of business. These costs are deferred and amortized to the extent they relate to successful contract acquisitions over the applicable premium recognition period as insurance and reinsurance acquisition expenses. Amortization of deferred acquisition costs are presented within insurance and reinsurance acquisition expenses.  Deferred acquisition costs are limited to the amount expected to be recovered from future earned premiums and anticipated investment income. This limitation is referred to as a premium deficiency. A premium deficiency is recognized if the sum of expected loss and loss adjustment expenses (“LAE”), expected dividends to policyholders, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and anticipated investment income. A premium deficiency is recognized by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds unamortized acquisition costs then a liability is accrued for the excess deficiency.
Losses and LAE are charged against income as incurred. Unpaid insurance losses and LAE are based on estimates (generally determined by claims adjusters, legal counsel and actuarial staff) of the ultimate costs of settling claims, including the effects of inflation and other societal and economic factors. Unpaid reinsurance losses and LAE are based primarily on reports received from ceding companies and actuarial projections. Unpaid loss and LAE reserves represent management’s best estimate of ultimate losses and LAE, net of estimated salvage and subrogation recoveries, if applicable. Such estimates are regularly reviewed and updated and any resulting adjustments are reflected in current operations. The process of estimating loss and LAE involves a considerable degree of judgment by management and the ultimate amount of expense to be incurred could be considerably greater than or less than the amounts currently reflected in the financial statements.
OneBeacon discounts certain of its long-term workers compensation loss and LAE reserves when such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual claim basis. OneBeacon discounts these reserves using an average discount rate which is determined based on the various assumptions including consideration of when the claims will be settled (2.5% and 3.5% as of December 31, 2014 and 2013). As of December 31, 2014 and 2013, the discount on OneBeacon’s workers compensation loss and LAE reserves amounted to $1.0 million and $3.0 million (excluding $61.7 million which relates to reserves classified as held for sale as of December 31, 2013).
White Mountains’s insurance and reinsurance subsidiaries enter into ceded reinsurance contracts from time to time to protect their businesses from losses due to concentration of risk, to manage their operating leverage ratios and to limit losses arising from catastrophic events. Such reinsurance contracts are executed through excess of loss treaties and catastrophe contracts under which the reinsurer indemnifies White Mountains for a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. White Mountains has also entered into quota share treaties with reinsurers under which all risks meeting prescribed criteria are covered on a pro-rata basis. The amount of each risk ceded by White Mountains is subject to maximum limits which vary by line of business and type of coverage.
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

Municipal Bond Insurance
All of the contracts issued by BAM are accounted for as insurance contracts under ASC 944-605, Financial Guarantee Insurance Contracts. Premiums are generally received upfront and an unearned premium revenue liability, equal to the amount of the premium received, is established at contract inception. Premium revenues are recognized in revenue over the period of the contracts in proportion to the amount of insurance protection provided using a constant rate. The constant rate is calculated based on the relationship between the par outstanding in a given reporting period compared with the sum of each of the par amounts outstanding for all periods.
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

Funds Held
Funds held under reinsurance contracts primarily represent amounts due to White Mountains in connection with the Standard Reinsurance Agreement (“SRA”) with the Federal Crop Insurance Corporation (“FCIC”), which is managed by an agency of the U.S. Department of Agriculture. The SRA governs the relationship, including the exchange of funds, between private insurance companies, including White Mountains, and the FCIC relating to our MPCI crop insurance business. Funds held under insurance contracts represents unrestricted collateral held by White Mountains primarily relating to the surety business.

Mandatory Shared Market Mechanisms
As a condition to its licenses to do business in certain states, White Mountains’s insurance operations must participate in various mandatory shared market mechanisms commonly referred to as “residual” or “involuntary” markets. These markets generally consist of risks considered to be undesirable from a standard or routine underwriting perspective. Each state dictates the levels of insurance coverage that are mandatorily assigned to participating insurers within these markets. The total amount of such business an insurer must accept in a particular state is generally based on that insurer’s market share of voluntary business written within that state. In certain cases, White Mountains is obligated to write business from shared market mechanisms at a future date based on its historical market share of all voluntary policies written within that state. Involuntary business generated from mandatory shared market mechanisms is accounted for as direct insurance business or as assumed reinsurance depending upon the structure of the mechanism.
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

Deferred Software Costs
White Mountains capitalizes costs related to computer software developed for internal use during the application development stage of software development projects. These costs generally consist of certain external, payroll and payroll-related costs. White Mountains begins amortization of these costs once the project is completed and ready for its intended use. Amortization is on a straight-line basis and over a useful life of three to five years. As of December 31, 2014 and 2013, White Mountains had unamortized deferred software costs of $26.0 million and $23.8 million.

Federal and Foreign Income Taxes
A significant portion of White Mountains’s subsidiaries file consolidated tax returns in the United States. Income earned or losses generated by companies outside the United States are generally subject to an overall effective tax rate lower than that imposed by the United States.
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

Foreign Currency Exchange
The U.S. dollar is the functional currency for all of White Mountains’s businesses except for Sirius International, the Canadian reinsurance operations of Sirius America and certain other smaller international activities.  White Mountains also invests in securities denominated in foreign currencies. Assets and liabilities recorded in these foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are converted using the average exchange rates for the period. Net foreign exchange gains and losses arising from the translation of functional currencies are generally reported in shareholders’ equity, in accumulated other comprehensive income or loss.
Assets and liabilities relating to foreign operations are translated into the functional currency using current exchange rates; revenues and expenses are translated into the functional currency using the weighted average exchange rate for the period.  The resulting exchange gains and losses are reported as a component of net income in the period in which they arise. As of December 31, 2014 and 2013, White Mountains had unrealized foreign currency translation (losses) gains of $(79.8) million and $88.4 million recorded in accumulated other comprehensive income on its consolidated balance sheet.
The following rates of exchange for the U.S. dollar have been used for the most significant operations:

Currency	Opening Rate 2014	Closing Rate 2014	Opening Rate 2013	Closing Rate 2013
Swedish kronor	6.4339	7.7737	6.4973	6.4339
British pound	0.6044	0.6426	0.6154	0.6044
Euro	0.7259	0.8245	0.7564	0.7259

Goodwill and Other Intangible Assets
Goodwill represents the excess of the amount paid to acquire subsidiaries over the fair value of identifiable net assets at the date of acquisition. Other intangible assets consist primarily of trademarks, URL and online names, customer relationships, information technology and insurance licenses. Finite-life intangible assets are measured at their acquisition date fair values, are amortized over their economic lives and presented net of accumulated amortization on the balance sheet. Other intangible assets with indefinite lives consist primarily of insurance licenses.
Goodwill and other intangible assets with indefinite lives are not amortized, but rather are evaluated for impairment on at least an annual basis. Other intangible assets with finite lives are evaluated for impairment at least annually and when events or changes in circumstances indicate that it is more likely than not that the asset is impaired. White Mountains did not recognize any impairment losses for goodwill or other intangible assets for any of the years ended December 31, 2014, 2013 and 2012     (See Note 6).

Non-controlling Interest
Non-controlling interests consist of the ownership interests of non-controlling shareholders in consolidated subsidiaries, and are presented separately on the balance sheet. The portion of comprehensive income attributable to non-controlling interests is presented net of related income taxes in the statement of operations and comprehensive income (See Note 14).

Variable Interest Entities
White Mountains consolidates a variable interest entity (“VIE”) when it has both the power to direct the activities of the VIE that most significantly impact its economic performance and either the obligation to absorb losses or the right to receive returns from the VIE that could potentially be significant to the VIE (See Note 18).

Recently Adopted Changes in Accounting Principles

Unrecognized Tax Benefits
Effective January 1, 2014, White Mountains adopted ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASC 740). The new ASU requires balance sheet presentation of an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward or tax credit carryforward rather than as a liability. The exception is in circumstances where a carryforward is not available to settle the additional taxes that might arise upon disallowance of the tax position under the tax law of the applicable jurisdiction. Prior to the issuance of ASU 2013-11, the guidance for unrecognized tax benefits under ASC 740 did not provide explicit guidance on whether an entity should present an unrecognized tax benefit as a liability or as a reduction of NOL carryforwards or other tax credits. In circumstances where an NOL carryforward is not available to offset settlement of any additional taxes arising from a disallowed tax position, the unrecognized tax benefit should be presented as a liability. The new guidance became effective for White Mountains on January 1, 2014. Adoption did not have any impact on White Mountains's financial condition, results of operations, cash flows or financial statement presentation.

Recent Accounting Pronouncements

Pushdown Accounting
On November 18, 2014, the FASB issued ASU 2014-17, Pushdown Accounting, a consensus of the FASB Emerging Issues Task Force. The new guidance gives an acquired non-public company the option to apply pushdown accounting in its separate company financial statements in the period in which it is acquired in a change of control transaction. Once pushdown accounting has been applied, the election is irreversible. Acquired entities that chose not to apply pushdown accounting at the time of acquisition, may apply pushdown accounting in a subsequent period as a change in accounting principle under ASC 250, Accounting Changes and Error Corrections. ASU 2014-17 became effective at issuance and will apply prospectively. All of White Mountains’s acquisitions in 2014 were made before ASU 2014-17 became effective.

Share-Based Compensation Awards
On June 19, 2014, the FASB issued ASU 2014-12, Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance is intended to eliminate diversity in practice for employee share-based awards containing performance targets that could be achieved after the requisite service period. Some reporting entities account for performance targets that can be achieved after the requisite service period as performance conditions that affect the vesting of the award while other reporting entities treat those performance targets as non-vesting conditions that affect the grant-date fair value of the award. The updated guidance requires that a performance target that affects vesting and that can be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which service has been rendered. White Mountains does not expect adoption to have a significant effect on its financial position, results of operations, or cash flows. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015.

Revenue Recognition
On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606), which modifies the guidance for revenue recognition. The scope of the new ASU excludes insurance contracts but is applicable to certain fee arrangements, such as third-party investment management fees charged by White Mountains Advisors, which were $18.4 million, $16.6 million and $15.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. White Mountains is in the process of evaluating the new guidance and has not yet determined the potential effect of adoption on its financial position, results of operations, or cash flows. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2016.

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

Qualified Affordable Housing Projects
On January 15, 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects ("QAHP") (ASC 323). The new guidance eases the requirements for an investor to elect to account for its investment in a QAHP using the effective yield method. Prior to the issuance of the new guidance, investors had to have a letter of credit guaranteeing the availability of the tax credit allocable to the investor, had to demonstrate that the projected yield based solely on the cash flows from the guaranteed tax credits was positive and had to be a limited partner in the QAHP for both legal and tax purposes. Under the new guidance, the letter of credit requirement has been eliminated and instead, the investor must simply be able to demonstrate that the tax credit allocable to the investor will be available. Investments in QAHP not meeting the criteria in the new guidance would be accounted for under the equity method or the cost method. The election to use the effective yield method is considered an accounting policy decision that should be applied consistently to all QAHP investments. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2014.White Mountains holds an investment in a QAHP which is accounted for under the equity method and intends to adopt ASU 2014-01 during the first quarter of 2015, with retrospective application. White Mountains does not expect adoption to have a material effect on its consolidated financial statements.

NOTE 2. Significant Transactions

Acquisitions

The following acquisitions are included in White Mountains’s consolidated financial statements from the date of acquisition. The total assets acquired and liabilities assumed have been measured at their acquisition date fair values.

Olympus
In December 2014, Sirius Group acquired 100% of Olympus Reinsurance Company, Ltd. (“Olympus Re”) for $11.5 million. Olympus Re is a Bermuda-domiciled insurance and reinsurance company that assumed property and marine business from Sirius Group from 2001 to 2007 and has been in runoff since then. At acquisition, Sirius Group recognized total assets acquired of $24.6 million and total liabilities assumed of $13.1 million at their estimated fair values.

Tranzact
On October 10, 2014, White Mountains acquired majority ownership of Tranzact, a leading provider of end-to-end, performance-driven customer acquisition solutions to the insurance sector. White Mountains acquired 63.2% of Tranzact for a purchase price of $177.7 million, representing an enterprise value of $281.2 million. Immediately following the closing, Tranzact completed a recapitalization that allowed for the return of $44.2 million in capital to White Mountains. As of the acquisition date, White Mountains recognized total assets acquired related to Tranzact of $332.8 million, including $41.4 million of tangible assets, $145.1 million of goodwill, and $146.3 million of other intangible assets; and total liabilities assumed of $108.7 million at their estimated fair values. The liabilities assumed include a contingent consideration liability of $7.4 million associated with a prior acquisition by Tranzact. The contingent consideration is payable if earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) of the acquiree exceed amounts defined in the purchase agreement.

QuoteLab
On March 14, 2014, White Mountains acquired 60.0% of the outstanding Class A common units of QuoteLab. QuoteLab is a California-based advertising technology company offering a transparent online exchange and sophisticated analytical tools that facilitate transactions between buyers (advertisers) and sellers (publishers) of insurance media (clicks and calls), including its own media inventory generated by owned and operated websites. Its exchange operates in four verticles: auto, home, health and life. White Mountains paid an initial purchase price of $28.1 million. The purchase price is subject to adjustment equal to 62.5% of the 2015 gross profit in excess of the 2013 gross profit. As of December 31, 2014, White Mountains has recognized a $7.9 million liability for the contingent purchase price adjustment. After adjustment for the estimated contingent purchase price adjustment, White Mountains recognized total assets acquired related to QuoteLab of $70.1 million, including $18.3 million of goodwill and $38.5 million of other intangible assets; and total liabilities assumed of $10.0 million, reflecting acquisition date fair values.

Wobi
On February 19, 2014, White Mountains acquired 54.0% of the outstanding common shares of Wobi for NIS 14.4 million (approximately $4.1 million based upon the foreign exchange spot rate at the date of acquisition).  During 2014, in addition to the common shares, White Mountains also purchased NIS 31.5 million (approximately $9.0 million based upon the foreign exchange spot rate at the dates of acquisition) of newly-issued convertible preferred shares of Wobi.  As of December 31, 2014 White Mountains’s ownership share was 63.3% on a fully converted basis. Wobi is the only insurance price comparison/aggregation business in Israel, with a carrier panel that represents 85% of the premiums written in the Israeli insurance market. Wobi sells four lines of business, primarily personal auto, and operates as an agency, charging upfront commissions on all policy sales. As of the acquisition date, White Mountains recognized total assets acquired related to Wobi of $13.4 million, including $5.5 million of goodwill and $2.9 million of other intangible assets; and total liabilities assumed of $0.7 million at their estimated fair values.

WM Solutions
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
During 2014, White Mountains also purchased $17.0 million of surplus notes issued by SSIE. Principal and interest on the surplus notes are payable to White Mountains only with approval from the Florida Office of Insurance Regulation.
SSIE is a Florida-domiciled reciprocal insurance exchange providing private passenger auto insurance to the public safety community and their families. SSIE is a VIE. As a result of SSRM’s role as the attorney-in-fact to SSIE and the investment in SSIE’s surplus notes, White Mountains is required to consolidate SSIE. As of December 31, 2014, consolidated amounts included total assets of $13.5 million and total liabilities of $25.9 million of SSIE. For the twelve months ended December 31, 2014, SSIE had pre-tax losses of $12.4 million that were recorded in net loss attributable to non-controlling interests.

Formation of HG Global and BAM
In 2012, White Mountains capitalized HG Global with $594.5 million to fund BAM, a newly formed mutual municipal bond insurer. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of BAM Surplus Notes. (See Note 10 and Note 18)

Dispositions

Sale of OneBeacon Runoff Business
On December 23, 2014, OneBeacon completed the sale of its Runoff Business to Trebuchet US Holdings, Inc., a wholly-owned subsidiary of Armour Group Holdings Limited (“Armour”). Financing was provided in the form of surplus notes of $101.0 million that had a fair value of $64.9 million. These surplus notes are presented within other investments (see Note 5). The difference of $36.1 million between the par value and the fair value of the surplus notes at the date of sale is included in the loss from sale of discontinued operations (see Note 22).

WM Solutions
In October 2014, White Mountains Solutions entered into an agreement to sell Ashmere to Agency Bonding Captives, Inc. as a “shell company” for $6.0 million in excess of statutory surplus, which is expected to result in a GAAP pre-tax gain of under $1.0 million. The liabilities of Ashmere were transferred to a Sirius Group affiliate during the fourth quarter of 2014 and the transaction is expected to close during the first quarter of 2015 subject to receipt of all necessary regulatory approvals.
In the first quarter of 2014, WM Solutions completed the shell sale of Citation Insurance Company, which resulted in a gain of $0.7 million recorded in other revenue.

Sale of Essentia Insurance Company
Effective January 1, 2013, OneBeacon completed the sale of Essentia Insurance Company (“Essentia”), an indirect wholly-owned subsidiary which wrote the collector cars and boats business, to Markel Corporation. Concurrently therewith, OneBeacon and Hagerty Insurance Agency (“Hagerty”) terminated their underwriting arrangement with respect to the collector cars and boats business. OneBeacon recognized a pre-tax gain on sale of $23.0 million ($15.0 million after tax) in the first quarter of 2013. The business associated with this agreement generated net written premiums of $179.7 million or 8.0% of White Mountains’s net written premiums for December 31, 2012.

Sale of AutoOne
On August 30, 2011, OneBeacon entered into a definitive agreement (the “Purchase Agreement”) to sell the AutoOne business to Interboro Holdings, Inc. (“Interboro”). On February 22, 2012, OneBeacon completed the sale of AutoOne to Interboro Holdings, Inc. (“Interboro”). OneBeacon formed AutoOne in 2001 to provide products and services to automobile assigned risk markets primarily in New York and New Jersey. OneBeacon transferred to the buyer AutoOne Insurance Company (“AOIC”) and AutoOne Select Insurance Company (“AOSIC”), which contained the assets, liabilities (including loss reserves and unearned premiums), and the capital of the AutoOne business, and transferred substantially all of the AutoOne infrastructure including systems and office space as well as certain staff.  As a result of the sale, AutoOne is reported as discontinued operations (see Note 22).

NOTE 3. Reserves for Unpaid Losses and Loss Adjustment Expenses

Insurance Operations
White Mountains establishes loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain.
Loss and LAE reserves are typically comprised of (1) case reserves for claims reported and (2) reserves for losses that have occurred but for which claims have not yet been reported, referred to as incurred but not reported (“IBNR”) reserves, which include a provision for expected future development on case reserves. Case reserves are estimated based on the experience and knowledge of claims staff regarding the nature and potential cost of each claim and are adjusted as additional information becomes known or payments are made. IBNR reserves are typically derived by subtracting paid loss and LAE and case reserves from estimates of ultimate loss and LAE. Actuaries estimate ultimate loss and LAE using various generally accepted actuarial methods applied to known losses and other relevant information. Like case reserves, IBNR reserves are adjusted as additional information becomes known or payments are made.
Ultimate loss and LAE are generally determined by extrapolation of claim emergence and settlement patterns observed in the past that can reasonably be expected to persist into the future. In forecasting ultimate loss and LAE with respect to any line of business, past experience with respect to that line of business is the primary resource, but cannot be relied upon in isolation. White Mountains’s own experience, particularly claims development experience, such as trends in case reserves, payments on and closings of claims, as well as changes in business mix and coverage limits, is the most important information for estimating its reserves. External data, available from organizations such as statistical bureaus, consulting firms and reinsurance companies, is sometimes used to supplement or corroborate White Mountains’s own experience. External data can be especially useful for estimating costs on new lines of business. Ultimate loss and LAE for major losses and catastrophes are estimated based on the known and expected exposures to the loss event, rather than simply relying on the extrapolation of reported and settled claims.
For some lines of business, such as “long-tail” coverages discussed below, claims data reported in the most recent accident or report year is often too limited to provide a meaningful basis for analysis due to the typical delay in reporting and settling of claims. For this type of business, White Mountains uses an expected loss ratio method for the initial accident year or years. This is a standard and accepted actuarial reserve estimation method in these circumstances in which the loss ratio is selected based upon information used in pricing policies for that line of business, as well as any publicly available industry data, such as industry pricing, experience and trends, for that line of business.
Uncertainties in estimating ultimate loss and LAE are magnified by the time lag between when a claim actually occurs and when it is reported and eventually settled. This time lag is sometimes referred to as the “claim-tail”. The claim-tail for most property coverages is typically short (usually a few days up to a few months). The claim-tail for liability/casualty coverages, such as automobile liability, general liability, products liability, multiple peril coverage, and workers compensation, can be especially long as claims are often reported and ultimately paid or settled years, even decades, after the related loss events occur. During the long claims reporting and settlement period, additional facts regarding coverages written in prior accident years, as well as about actual claims and trends may become known and, as a result, White Mountains may adjust its reserves. If management determines that an adjustment is appropriate, the adjustment is booked in the accounting period in which such determination is made in accordance with GAAP. Accordingly, should reserves need to be increased or decreased in the future from amounts currently established, future results of operations would be negatively or positively impacted, respectively.

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
White Mountains’s actuaries use several generally accepted actuarial methods to evaluate its loss reserves, each of which has its own strengths and weaknesses. Management places more or less reliance on a particular method based on the facts and circumstances at the time the reserve estimates are made. These methods generally fall into one of the following categories or are hybrids of one or more of the following categories:

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

•
Expected loss ratio methods:  These methods are based on the assumption that ultimate losses vary proportionately with premiums. Expected loss ratios are typically developed based upon the information used in pricing, and are multiplied by the total amount of premiums earned to calculate ultimate losses. Expected loss ratio methods are useful for estimating ultimate losses in the early years of long-tailed lines of business, when little or no paid or incurred loss information is available.

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

White Mountains performs an actuarial review of its recorded reserves each quarter. White Mountains’s actuaries compare the previous quarter’s estimates of paid loss and LAE, case reserves and IBNR to amounts indicated by actual experience. Differences between previous estimates and actual experience are evaluated to determine whether a given actuarial method for estimating loss and LAE should be relied upon to a greater or lesser extent than it had been in the past. While some variance is expected each quarter due to the inherent uncertainty in loss and LAE, persistent or large variances would indicate that prior assumptions and/or reliance on certain reserving methods may need to be revised going forward.

Upon completion of each quarterly review, White Mountains’s actuaries select indicated reserve levels based on the results of the actuarial methods described previously, which are the primary consideration in determining management's best estimate of required reserves. However, in making its best estimate, management also considers other qualitative factors that may lead to a difference between held reserves and actuarially indicated reserves levels in the future. Typically, these factors exist when management and our actuaries conclude that there is insufficient historical incurred and paid loss information or that trends included in the historical incurred and paid loss information are unlikely to repeat in the future. Such factors include, among others, recent entry into new markets or new products, improvements in the claims department that are expected to lessen future ultimate loss costs, legal and regulatory developments, or other volatilities that may arise.

Reinsurance Operations
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
The estimation of net reinsurance loss and LAE reserves is subject to the same risk as the estimation of insurance loss and LAE reserves. In addition to those risk factors which give rise to inherent uncertainties in establishing insurance loss and LAE reserves, the inherent uncertainties of estimating such reserves are even greater for the reinsurer, due primarily to: (1) the claim-tail for reinsurers and insurers working through MGUs being further extended because claims are first reported to either the original primary insurance company or the MGU and then through one or more intermediaries or reinsurers, (2) the diversity of loss development patterns among different types of reinsurance treaties, facultative contracts or direct insurance contracts, (3) the necessary reliance on the ceding companies, intermediaries and MGUs for information regarding reported claims and (4) the differing reserving practices among ceding companies and MGUs.
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

Loss and Loss Adjustment Expense Reserve Summary
The following table summarizes the loss and LAE reserve activities of White Mountains’s insurance and reinsurance subsidiaries for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
Millions	2014	2013	2012
Gross beginning balance	$3,079.3	$3,168.9	$5,702.3
Less beginning reinsurance recoverable on unpaid losses	(428.1)	(429.1)	(2,507.3)
Net loss and LAE reserves	2,651.2	2,739.8	3,195.0

Less: Beginning net loss and LAE reserves for AutoOne and the Runoff Transaction(1)	—	—	(383.3)

Loss and LAE reserves acquired(2)	45.4	37.7	17.0
Loss and LAE reserves consolidated — SSIE	13.6	—	—

Losses and LAE incurred relating to:
Current year losses	1,175.3	1,088.9	1,235.8
Prior year losses	(6.0)	(48.4)	(41.9)
Total incurred losses and LAE	1,169.3	1,040.5	1,193.9

Accretion of fair value adjustment to net loss and LAE reserves	0.7	1.7	10.6
Foreign currency translation adjustment to net loss and LAE reserves	(36.0)	.3	12.9

Loss and LAE paid relating to:
Current year losses	(345.3)	(336.2)	(404.7)
Prior year losses	(823.0)	(832.6)	(901.6)
Total loss and LAE payments	(1,168.3)	(1,168.8)	(1,306.3)

Net ending balance	2,675.9	2,651.2	2,739.8
Plus ending reinsurance recoverable on unpaid losses	483.9	428.1	429.1
Gross ending balance	$3,159.8	$3,079.3	$3,168.9

(1)
Loss and LAE reserve balances from OneBeacon’s Runoff Business prior to December 31, 2012 were not classified as held for sale. Adjustment is to present loss and LAE reserve activities for continuing operations.

(2)
Loss and LAE reserves acquired in 2014 relate to Sirius Group’s purchase of Olympus Re and loss portfolio transfer from Transamerica. Loss and LAE reserves acquired in 2013 relate to WM Solutions’s purchases of Empire and Ashmere. Loss and LAE reserves acquired in 2012 relate to WM Solutions’s purchases of PICO, Citation, Woodridge and Oakwood.

Loss and LAE development —2014
During the year ended December 31, 2014, White Mountains experienced $6.0 million of net favorable loss reserve development, which consisted of $98.0 million of net favorable loss reserve development at Sirius Group, $89.8 million of net unfavorable loss reserve development at OneBeacon and $2.2 million of net unfavorable loss reserve development at SSIE.
Sirius Group’s net favorable loss reserve development primarily related to property ($54.0 million), aviation and space ($13.0 million), accident and health ($13.0 million) lines and casualty ($13.0 million). The casualty reduction is net of a $10.0 million increase in asbestos and environmental loss reserves. For the property loss estimates decrease, $24.0 million represented reduction of loss reserves previously held above the actuarial central estimate. This amount represented an IBNR provision established between 2010-2012 in response to the large catastrophe events, including the 2010 earthquake in Chile, the 2010/2011 earthquakes in New Zealand, the 2011 earthquake in Japan, and hurricane Sandy in 2012, and the inherent uncertainty associated with deriving initial loss estimates. When examined in 2014, the loss estimates for these events had stabilized and had proven to be redundant in aggregate; as a result, the additional amount above the actuarial central estimate was reversed.

OneBeacon 2014 Fourth Quarter Loss and LAE Reserve Increase
Through the first nine months of 2014, OneBeacon recorded $14.3 million of unfavorable loss and LAE reserve development, driven by greater-than-expected large losses in several underwriting units, primarily in the professional and management liability lines within Professional Insurance. This large loss activity, which occurred mostly during the second and third quarters of 2014, also impacted the current accident year loss and LAE estimates. Additionally, OneBeacon incurred higher-than-usual claim coverage determination costs, a component of LAE expenses, during the first nine months of 2014. Other underwriting units also reported increased claim activity, including the Entertainment, Government Risks, and Accident underwriting units.
Since the increased level of loss and LAE activity continued into the early part of the fourth quarter, the high level of activity in the second and third quarters no longer seemed to be isolated occurrences. As such, during the fourth quarter of 2014, OneBeacon enhanced its actuarial and claims review in several areas. OneBeacon isolated the recent large loss activity in each of its underwriting units and examined the emergence of large losses relative to the timing and amounts of expected large losses. OneBeacon also conducted additional analyses in the lawyers’ professional liability line within the Professional Insurance underwriting unit. These new analyses included a claim level review and the application of additional actuarial methods and loss development assumptions. The results of these analyses indicated that the assumed tail risk included in the loss development patterns used to record IBNR reserves for this line were insufficient and needed to be increased for remaining long-tail exposures. OneBeacon’s claims and actuarial staff also conducted an in-depth review of coverage determination, litigation and other claim-specific adjusting expenses as a result of an emerging trend of increased expenses in these areas over recent quarters, particularly coverage determination expenses. This review concluded that the ultimate costs of these loss adjustment expenses were larger than previously estimated, causing management to record an increase in estimated LAE expenses, primarily in Professional Insurance. Finally, OneBeacon also recorded unfavorable prior year development in other underwriting units, including Entertainment and Government Risks. The unfavorable loss development in Entertainment and Government Risks resulted from heavier than expected claim activity during the fourth quarter, predominantly in the general liability and commercial auto liability lines.
In order to fully reflect these recent trends, OneBeacon recorded a $109.2 million increase in loss and LAE reserves, which included a $75.5 million increase in prior accident year loss and LAE reserves and a $33.7 million increase in the current accident year loss and LAE reserves recorded at September 30, 2014. The components of the 2014 fourth quarter loss and LAE reserve increase and the net loss and LAE development for the full year are provided below:

Millions	2014 Fourth Quarter Reserve Increases			Full Year 2014
Underwriting Unit	Current Accident Year	Prior Accident Year	Total	Net Prior Year Development
Professional Insurance	$22.9	$46.4	$69.3	$59.1
Specialty Property	(1.1)	5.7	4.6	1.1
Crop	3.8	—	3.8	—
Other	2.8	(.4)	2.4	1.6
Specialty Products	28.4	51.7	80.1	61.8

Entertainment	1.5	11.6	13.1	13.5
Accident	—	3.5	3.5	6.0
Government Risks	1.2	7.1	8.3	8.5
Other	2.6	1.6	4.2	—
Specialty Industries	5.3	23.8	29.1	28.0

Total	$33.7	$75.5	$109.2	$89.8

As noted above, OneBeacon increased its provision for current accident year losses and LAE by $33.7 million in the fourth quarter of 2014. In making its loss and LAE reserve picks for the 2014 accident year, OneBeacon considered the results of the enhanced actuarial and claim review and the fact that reported large claims were approaching estimated ultimate held reserves for large losses sooner than originally expected. $3.8 million of the increase is related to higher-than-expected reports of crop losses that emerged in the fourth quarter. The remaining $29.9 million of the increase reflects an increase in management’s best estimate of current losses and LAE as of December 31, 2014 from those recorded in the first nine months of 2014. This increase primarily affected the Professional Insurance underwriting unit, which represented $22.9 million of the total provision.

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
White Mountains recognized $0.7 million, $1.7 million and $10.6 million of such charges during 2014, 2013 and 2012. As of December 31, 2014, the pre-tax un-accreted adjustment was $4.0 million.

Asbestos and Environmental Loss and Loss Adjustment Expense Reserve Activity
White Mountains’s reserves include provisions made for claims that assert damages from asbestos and environmental related exposures. Asbestos claims relate primarily to injuries asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up cost obligations, particularly as mandated by U.S. federal and state environmental protection agencies. In addition to the factors described above regarding the reserving process, White Mountains estimates its A&E reserves based upon, among other factors, facts surrounding reported cases and exposures to claims, such as policy limits and deductibles, current law, past and projected claim activity and past settlement values for similar claims, as well as analysis of industry studies and events, such as recent settlements and asbestos-related bankruptcies. The cost of administering A&E claims, which is an important factor in estimating loss reserves, tends to be higher than in the case of non-A&E claims due to the higher legal costs typically associated with A&E claims.
Substantially all of OneBeacon's reserves for unpaid loss and LAE for asbestos and environmental exposures were transferred to Armour at the closing of the Runoff Transaction (see Note 22). As of December 31, 2014, the remaining unpaid loss and LAE loss reserves for asbestos and environmental exposures related to continuing operations is less than $1.0 million on both a gross and net basis.
Sirius Group's A&E exposure is primarily from reinsurance contracts written between 1974 through 1985 by acquired companies, mainly MONY Reinsurance Company and Christiania General Insurance Company. The exposures are mostly higher layer excess of loss treaty and facultative coverages with relatively low limits exposed for each claim. In 2013 and 2012, Sirius Group increased its net A&E exposure through incoming runoff portfolios acquired by White Mountains Solutions. These acquisitions added $22.9 million in net asbestos reserves and $2.1 million in net environmental reserves in 2014, $13.0 million in net asbestos reserves and $1.0 million in net environmental reserves in 2013, and $11.0 million in net asbestos reserves and $0.7 million in net environmental reserves in 2012. The acquisition of companies having modest portfolios of A&E exposure has been typical of several prior White Mountains Solutions transactions and is likely to be an element of at least some future acquisitions. However, the acquisition of new A&E liabilities is undertaken only after careful due diligence and utilizing conservative reserving assumptions in relation to industry benchmarks. In the case of the portfolios acquired during 2013 and 2012, the exposures arise almost entirely from old assumed reinsurance contracts having small limits of liability.

Sirius Group recorded $8.0 million, $11.8 million and $46.4 million of asbestos-related incurred losses and LAE on its already existing asbestos reserves in 2014, 2013 and 2012.  The 2013 incurred losses were primarily the result of management’s monitoring of a variety of metrics including actual paid and reported claims activity as compared to the most recent in-depth analysis performed in 2012, net paid and reported survival ratios, peer comparisons, and industry benchmarks. In 2012, the increase in net asbestos losses included $14.0 million in response to Sirius Group’s quarterly monitoring of newly reported claims and $33.0 million as a result of an in-depth analysis of all treaty and facultative contracts likely to have asbestos exposure which examined total expected asbestos losses and LAE from a variety of information sources, including previous asbestos studies, reported client data and external benchmarking scenarios.
Sirius Group recorded an increase of $1.6 million and $0.8 million of environmental losses in 2014 and 2013, and a decrease of $0.5 million of environmental losses in 2012 on its already existing reserves.
Sirius Group’s net reserves for A&E losses were $210.2 million and $193.9 million as of December 31, 2014 and 2013, respectively. Sirius Group’s A&E three-year net paid survival ratio was approximately 9.0 years and 8.0 years as of December 31, 2014 and 2013.
White Mountains’s reserves for A&E losses as of December 31, 2014 represent management’s best estimate of its ultimate liability based on information currently available. However, as case law expands, and medical and clean-up costs increase and industry settlement practices change, White Mountains may be subject to asbestos and environmental losses beyond currently estimated amounts. White Mountains cannot reasonably estimate at the present time loss reserve additions arising from any such future adverse developments and cannot be sure that allocated loss reserves, plus the remaining capacity under the NICO Cover and other reinsurance contracts, will be sufficient to cover additional liability arising from any such adverse developments.

Sirius Group

Net A&E Loss Reserve Activity	Year Ended December 31,
	2014		2013		2012
Millions	Gross	Net	Gross	Net	Gross	Net
Asbestos:
Beginning balance	$207.4	$178.7	$208.2	$174.2	$185.1	$146.2
Losses and LAE acquired	22.9	22.9	13.0	13.0	11.0	11.0
Incurred losses and LAE	7.4	8.0	12.1	11.8	46.8	46.4
Paid losses and LAE	(21.9)	(16.8)	(25.9)	(20.3)	(34.7)	(29.4)
Ending balance	215.8	192.8	207.4	178.7	208.2	174.2
Environmental:
Beginning balance	20.4	15.2	20.4	15.2	22.1	16.5
Losses and LAE acquired	2.1	2.1	1.0	1.0	0.7	0.7
Incurred losses and LAE	1.6	1.6	.8	.8	(0.1)	(0.5)
Paid losses and LAE	(1.4)	(1.5)	(1.8)	(1.8)	(2.3)	(1.5)
Ending balance	22.7	17.4	20.4	15.2	20.4	15.2
Total asbestos and environmental:
Beginning balance	227.8	193.9	228.6	189.4	207.2	162.7
Losses and LAE acquired	25.0	25.0	14.0	14.0	11.7	11.7
Incurred losses and LAE	9.0	9.6	12.9	12.6	46.7	45.9
Paid losses and LAE	(23.3)	(18.3)	(27.7)	(22.1)	(37.0)	(30.9)
Ending balance	$238.5	$210.2	$227.8	$193.9	$228.6	$189.4

NOTE 4. Third-Party Reinsurance

In the normal course of business, White Mountains’s insurance and reinsurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third-party reinsurers. White Mountains remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts. The effects of reinsurance on White Mountains’s insurance and reinsurance subsidiaries’ written and earned premiums and on losses and LAE were as follows (see Note 10 for balances related to White Mountains financial guarantee business):

	Year ended December 31, 2014
Millions	OneBeacon	Sirius Group	HG/BAM (1)	Other (2)	Total
Written premiums:
Direct	$1,257.5	$208.7	$16.2	$22.6	$1,505.0
Assumed	65.9	927.9	—	—	993.8
Gross written premiums	1,323.4	1,136.6	16.2	22.6	2,498.8
Ceded	(106.5)	(254.1)	—	(16.7)	(377.3)
Net written premiums	$1,216.9	$882.5	$16.2	$5.9	$2,121.5
Earned premiums:
Direct	$1,209.1	$200.2	$1.8	$22.6	$1,433.7
Assumed	70.9	925.4	—	—	996.3
Gross earned premiums	1,280.0	1,125.6	1.8	22.6	2,430.0
Ceded	(102.9)	(251.7)	—	(16.5)	(371.1)
Net earned premiums	$1,177.1	$873.9	1.8	$6.1	$2,058.9
Losses and LAE:
Direct	$830.7	$117.8	$—	$24.1	$972.6
Assumed	63.7	378.1	—	—	441.8
Gross losses and LAE	894.4	495.9	—	24.1	1,414.4
Ceded	(79.3)	(150.6)	—	(15.2)	(245.1)
Net losses and LAE	$815.1	$345.3	$—	$8.9	$1,169.3
(1) During 2014, BAM ceded $12.3 in written premiums ($1.4 in earned premiums) to HG Global, which have been eliminated within the HG/BAM segment.
(2) During 2014, SSIE ceded $16.0 in written premiums ($15.7 in earned premiums) to OneBeacon, which have been eliminated in consolidation.

	Year ended December 31, 2013
Millions	OneBeacon	Sirius Group	Total
Written premiums:
Direct	$1,103.1	$177.3	$1,280.4
Assumed	59.8	943.1	1,002.9
Gross written premiums	1,162.9	1,120.4	2,283.3
Ceded	(74.3)	(243.8)	(318.1)
Net written premiums	$1,088.6	$876.6	$1,965.2
Earned premiums:
Direct	$1,043.3	$174.0	$1,217.3
Assumed	148.5	938.6	1,087.1
Gross earned premiums	1,191.8	1,112.6	2,304.4
Ceded	(71.4)	(246.2)	(317.6)
Net earned premiums	$1,120.4	$866.4	$1,986.8
Losses and LAE:
Direct	$584.9	$98.1	$683.0
Assumed	76.3	455.5	531.8
Gross losses and LAE	661.2	553.6	1,214.8
Ceded	(39.1)	(135.2)	(174.3)
Net losses and LAE	$622.1	$418.4	$1,040.5

	Year ended December 31, 2012
Millions	OneBeacon	Sirius Group	Total
Written premiums:
Direct	$1,204.0	$186.1	$1,390.1
Assumed	55.2	992.7	1,047.9
Gross written premiums	1,259.2	1,178.8	2,438.0
Ceded	(80.0)	(231.1)	(311.1)
Net written premiums	$1,179.2	$947.7	$2,126.9
Earned premiums:
Direct	$1,158.3	$169.9	$1,328.2
Assumed	52.8	988.3	1,041.1
Gross earned premiums	1,211.1	1,158.2	2,369.3
Ceded	(79.1)	(226.6)	(305.7)
Net earned premiums	$1,132.0	$931.6	$2,063.6
Losses and LAE:
Direct	$687.5	$96.9	$784.4
Assumed	29.6	523.9	553.5
Gross losses and LAE	717.1	620.8	1,337.9
Ceded	(67.1)	(76.9)	(144.0)
Net losses and LAE	$650.0	$543.9	$1,193.9

OneBeacon
The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could be material to OneBeacon’s operating results and financial condition. Examples of catastrophes include losses caused by earthquakes, wildfires, hurricanes and other types of storms and terrorist acts. The extent of losses caused by a catastrophic event is a function of severity and the amount and type of insured exposure in the affected area. In the normal course of business, OneBeacon's insurance subsidiaries seek to limit losses that may arise from catastrophes or other events through individual risk selection, imposing deductibles and limits, limiting its concentration of insurance in catastrophe-prone areas, such as coastal regions, and reinsuring with third-party reinsurers.
OneBeacon uses models (primarily AIR Worldwide (“AIR”) Touchstone version 2.0) to estimate potential losses from catastrophes. OneBeacon uses this model output in conjunction with other data to manage its exposure to catastrophe losses based on a probable maximum loss (“PML”) forecast to quantify its exposure to a 1-in-250-year catastrophe event.
OneBeacon purchases a general catastrophe reinsurance treaty with unaffiliated reinsurers to manage its exposure to large catastrophe losses. Effective May 1, 2014, OneBeacon renewed its property catastrophe reinsurance program through April 30, 2015. The program provides coverage for OneBeacon’s property business as well as certain acts of terrorism. Under the program, the first $20.0 million of losses resulting from any single catastrophe are retained and 100% of the next $110.0 million of losses resulting from the catastrophe are reinsured. The part of a catastrophe loss in excess of $130.0 million would be retained in full. In the event of a catastrophe, OneBeacon’s property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.
OneBeacon's current third party reinsurance programs provide varying degrees of coverage for terrorism events. The Company's overall terrorism exposure is impacted by the Terrorism Risk Insurance Program (the “Terrorism Act”), which is a federal program administered by the Department of the Treasury that provides for a shared system of public and private compensation for commercial property and casualty losses resulting from events that reach the threshold for losses
($100.0 million in 2015 and increasing $20.0 million in subsequent years until the threshold becomes $200.0 million in 2020). The Terrorism Act limits the industry's aggregate liability for losses from certified terrorist acts by requiring the federal government to share a set amount of losses (85% in 2015 and decreasing 1% in subsequent years until it reaches a floor of 80% in 2020) once a company meets a specific retention or deductible as determined by its prior year's direct written premiums. It also limits the aggregate liability to be paid by the government and industry without further action by Congress to $100.0 billion. In exchange for this “backstop,” primary insurers are required to make coverage available to commercial insureds for losses from acts of terrorism as specified in the Terrorism Act. The following types of coverage are excluded from the program: commercial automobile, burglary and theft, surety, farmowners multi-peril and all professional liability coverage except directors and officers coverage.

All losses that result from a nuclear, biological, chemical or radiological terrorist attack are excluded from the Company's current third party reinsurance program. OneBeacon's property catastrophe treaty also excludes acts of terrorism certified pursuant to the Terrorism Act and committed by an individual or individuals acting on behalf of any foreign person or foreign interest. OneBeacon's casualty clash treaty provides coverage for losses that result from certified and non-certified acts of terrorism, on an aggregated basis, subject to a maximum of one full treaty limit. OneBeacon's property per risk, casualty and workers compensation treaties each provide full coverage for certified acts of terrorism on behalf of a non-foreign person or interest, but are sublimited to one full treaty limit for certified acts of terrorism committed on behalf of any foreign person or foreign interest. OneBeacon's healthcare treaty is sublimited to one full treaty limit of coverage for all acts of terrorism.
OneBeacon estimates its individual retention level for commercial policies subject to the Terrorism Act to be approximately $120.0 million in 2015. The federal government will pay 85% of covered terrorism losses that exceed OneBeacon’s or the industry’s retention levels in 2015, up to a total of $100.0 billion. As indicated above, OneBeacon’s 15% copay will increase annually beginning in 2016 by 1% until it reaches a limit of 20% in 2020.
In addition to the corporate catastrophe reinsurance protection, OneBeacon also purchases dedicated reinsurance protection for certain lines of business. OneBeacon’s specialty property business purchases a dedicated property catastrophe program providing 100% coverage for $30.0 million of loss in excess of $10.0 million, which inures to the benefit of the property catastrophe reinsurance program described previously. This treaty limit cannot be reinstated.
OneBeacon also purchases property-per-risk reinsurance coverage to reduce large loss volatility. The property-per-risk reinsurance program reinsures 100% of losses in excess of $5.0 million, down from $10.0 million for 2013, up to $100.0 million. Individual risk facultative reinsurance is purchased above $100.0 million. The property-per-risk treaty provides one limit of reinsurance protection for losses in excess of $5.0 million up to $100.0 million on an individual risk basis for certified acts of terrorism committed on behalf of any foreign person or foreign interest. However, any nuclear events, or biological, chemical or radiological terrorist attacks are not covered.
OneBeacon also maintains a casualty reinsurance program that provides protection for individual policies involving general liability, automobile liability, professional liability or umbrella liability. OneBeacon's healthcare professional liability treaty covers losses in excess of $5.0 million up to $10.0 million with a 10% co-participation. All other casualty business is covered in a separate treaty covering losses in excess of $5.0 million up to $11.0 million with a 10.0% co-participation. Losses in excess of $10.0 million for business subject to the healthcare professional liability treaty up to $20.0 million, and losses in excess of $11.0 million for all other casualty business up to $21.0 million are 100% reinsured by a combined Second Casualty Excess of Loss treaty layer. OneBeacon also purchases a treaty to protect against large workers compensation losses that covers 100% of the loss in excess of $2.0 million up to $10.0 million per occurrence. Additionally, for casualty and/or workers compensation catastrophe losses, OneBeacon maintains a dedicated clash treaty, which provides coverage in the event that one loss event results in two or more claims, that covers losses up to $60.0 million in excess of a $10.0 million retention.
OneBeacon purchases a per-occurrence treaty for marine business, both inland and ocean, that protects against large occurrences, whether a single large claim or a catastrophe. The marine treaty attaches at $2.0 million per occurrence. The first layer of the marine treaty is $5.0 million in excess of $2.0 million, with annual aggregate deductibles of $1.5 million for individual ocean marine large claims, $1.5 million for individual inland marine large claims and $5.0 million for catastrophe losses. OneBeacon retains 60% of the loss from $2.0 million up to $7.0 million. Catastrophe coverage is provided up to $60.0 million. Retained catastrophe losses are subject to the corporate catastrophe treaty. Individual risk losses from inland marine exceeding $20.0 million are subject to the corporate property per risk treaty. Reinstatement premiums are paid in full or in part depending on the layer and the occurrence if the coverage is attached.
OneBeacon also purchases reinsurance for its surety underwriting operating segment. Effective October 1, 2014, this treaty covers 100% of losses in excess of $5.0 million up to $40.0 million per bond and up to $80.0 million in aggregate.
Additionally, effective January 1, 2014, OneBeacon placed an HMO/Provider Excess reinsurance agreement providing unlimited coverage excess of $5.0 million per member in two layers with no aggregate coverage maximum.
Effective January 1, 2014, OneBeacon entered into reinsurance treaties to provide coverage for the 2014 crop year. OneBeacon purchased an aggregate stop loss on its MPCI portfolio, providing 48.5% of coverage in excess of a 101.5% loss ratio on premiums covered by the contract and a separate aggregate stop loss providing 80% of coverage in excess of a 100% loss ratio on its crop-hail portfolio.
Effective June 1, 2014, OneBeacon also purchased reinsurance on its film completion bond business in excess of $2.0 million up to $30.0 million in three layers, with a facultative treaty layer providing coverage up to $50.0 million as needed.
As of December 31, 2014, OneBeacon had $12.2 million and $161.6 million of reinsurance recoverables on paid and unpaid losses. As reinsurance contracts do not relieve OneBeacon of its obligation to its policyholders, collectability of balances due from reinsurers is important to OneBeacon’s financial strength. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. Uncollectible amounts historically have not been significant.

The following table summarizes Standard & Poor’s Financial Services LLC (“Standard & Poor’s”) ratings for OneBeacon’s reinsurers. The reinsurance balances associated with the Runoff Business are included in discontinued operations (see Note 22).

Standard & Poor’s Rating(1)	Balance at December 31, 2014	% of Total
AA	$53.8	31%
A	93.2	54%
BBB+, Not rated and other (2)	26.8	15%
Total	$173.8	100%
(1)  Standard & Poor’s ratings as detailed above are: “AA” (Very strong), “A” (Strong) and “BBB+” (Adequate).
(2) Includes $23.8 related to OBIC, an unrated entity sold to Armour as part of the Runoff Transaction.

Sirius Group
Sirius Group's reinsurance protection primarily consists of pro-rata and excess of loss protections to cover A&H, aviation, trade credit, and certain property exposures. Sirius Group's core proportional property reinsurance programs provide protection for parts of the non-proportional treaty accounts written in Europe, the Americas, Asia, the Middle East, and Australia.  These reinsurance protections are designed to increase underwriting capacity where appropriate, and to reduce exposure both to large catastrophe losses and to a frequency of smaller loss events.  At January 1, 2015, the protection provided by the proportional program for the United States has been enhanced with an additional quota share treaty covering non-proportional property catastrophe exposures, through which 20% of this business is ceded up to a per program limit of $15 million per cedant.
Sirius Group purchases excess of loss reinsurance protection for its facultative and direct property portfolios. The protection has been renewed at January 1, 2015 with the same structure as for 2014, with a $15.0 million in excess of a retention of $5.0 million for business written in Stockholm, Hamburg, London and Syndicate 1945. An additional $15.0 million of reinsurance protection in excess of the $20.0 million coverage is in place for the facultative and direct property portfolios written in Stockholm and Hamburg, as well as a further $2.5 million of second loss coverage in excess of a retention of $2.5 million. Sirius Group also has $5.0 million of protection in excess of a retention of $5.0 million for the London branch and Syndicate 1945 for facultative and direct U.S. catastrophe exposed business, which is in force through June 30, 2015.
Sirius Group has in place excess of loss retrocessional coverage for its non-U.S. and non-Japan earthquake-related exposures. This cover was renewed for one year at April 1, 2014, providing $40.0 million of reinsurance protection in excess of Sirius Group's retention of $35.0 million and a further $17.5 million of partially placed coverage in excess of $75.0 million.
In addition to the above, Sirius Group periodically purchases industry loss warranty (“ILW”) contracts to augment its overall retrocessional program.  The following ILW contracts are currently in force:

Scope	Limit	Trigger	Expiration Date
European wind & flood	$5 million	$7.5 billion	March 31, 2015
European wind & flood	$5 million	$5 billion	March 31, 2015
European all natural perils	$15 million	$15 billion	December 31, 2015 (second event aggregate excess cover)
European wind & earthquake	$7.5 million	$5-$7.5 billion	March 31, 2016
United States all natural peril	$5 million	$20 billion	June 30, 2015
United States, European, Japan wind & earthquake	$30 million	$5-$10 billion	December 31, 2015 (multiple layer covers)

Sirius Group's aviation reinsurance program is intended to reduce exposure to a frequency of small losses, a single large loss or a combination of both.  For the proportional and facultative aviation portfolios, reinsurance protection generally covers losses from events that cause a market loss in excess of $250.0 million up to a full policy limit of $2.0 billion. This program is in effect through November 2015. For the non-proportional aviation portfolio, reinsurance protection includes a 15% quota share treaty. In addition, the non-proportional portfolio is protected by ILWs with a limit of $29.5 million. The ILWs attach at industry loss levels between $350.0 million and $1.0 billion.
For the marine yacht portfolio written by the London branch and Syndicate 1945, reinsurance coverage is in place for $14.75 million in excess of a retention of $250,000. Also, an energy & marine excess of loss coverage for Syndicate 1945 is in place for $16.0 million in excess of retention of $1.5 million, protecting both risk and catastrophe losses. These programs are in effect through April 30, 2015.
For accident and health, Sirius Group has excess of loss protection for 2015 covering personal accident and life of €10.0 million ($12.0 million based on the December 31, 2014 EUR to USD exchange rate) of protection in excess of a €5.0 million ($6.0 million based on the December 31, 2014 EUR to USD exchange rate) retention for the Stockholm, Hamburg, Liege and Singapore branches. In addition, the Sirius America’s direct insurance portfolio includes quota share reinsurance of various percentages and a per claim high excess of loss cover, which has no limit for losses in excess of $1.0 million.
For 2014, Sirius Group ceded 20% and 50% of its trade credit and bond business, respectively, under a quota share retrocession, which supported growth in this line.  The treaty was renewed for 2015 with a reduced cession of 10% for trade credit and 25% for the bond business.
For 2014, Sirius Group also ceded 30% of the direct contingency business written in the London branch and Syndicate 1945 on a proportional basis. The treaty was renewed at January 1, 2015. In addition, at January 1, 2015, a 20% variable quota share treaty cession was placed for risks exceeding $10.0 million.
Almost all of Sirius Group's excess of loss reinsurance protections, excluding ILWs which tend to cover only one loss event, include provisions that reinstate coverage at a cost of 100% or more of the original reinsurance premium.
As of December 31, 2014, Sirius Group had $11.4 million of reinsurance recoverables on paid losses and $322.2 million of reinsurance recoverables on unpaid losses that will become recoverable if claims are paid in accordance with current reserve estimates. Because retrocessional reinsurance contracts do not relieve Sirius Group of its obligation to its insureds, the collectability of balances due from Sirius Group's reinsurers is critical to its financial strength. Sirius Group monitors the financial strength and ratings of retrocessionaires on an ongoing basis.
The following table provides a listing of Sirius Group’s gross and net recoverable amounts by the reinsurer’s Standard & Poor’s rating and the percentage of total recoverables.

Rating(1)	Gross	Collateral	Net	% of Net Total
AA	$114.6	$1.6	$113.0	34%
A	138.8	7.1	131.7	42%
BBB+	8.9	—	8.9	3%
BBB or lower	9.6	—	9.6	3%
Not rated	61.7	21.5	40.2	18%
Total	$333.6	$30.2	$303.4	100%
(1) Standard & Poor’s ratings as detailed above are: “AAA” (Extremely strong), “AA” (Very strong), “A” (Strong), and “BBB+” and “BBB” (Adequate).

NOTE 5. Investment Securities

Net Investment Income
White Mountains’s net investment income is comprised primarily of interest income associated with White Mountains’s fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments.
Pre-tax net investment income for 2014, 2013 and 2012 consisted of the following:

	Year Ended December 31,
Millions	2014	2013	2012
Investment income:
Fixed maturity investments	$98.9	$100.5	$132.0
Short-term investments	1.5	3.4	3.1
Common equity securities	21.0	20.5	22.2
Convertible fixed maturity and preferred investments	2.5	2.9	6.0
Other long-term investments	1.9	3.0	3.1
Interest on funds held under reinsurance treaties	(.2)	.3	.6
Total investment income	125.6	130.6	167.0
Third-party investment expenses	(20.6)	(19.7)	(13.4)
Net investment income, pre-tax	$105.0	$110.9	$153.6

Net Realized and Unrealized Investment Gains and Losses
Net realized and unrealized investment gains and losses consisted of the following:

	Year Ended December 31,
Millions	2014	2013	2012
Net realized investment gains, pre-tax	$233.8	$104.5	$68.1
Net unrealized investment gains, pre-tax	50.1	57.2	50.1
Net realized and unrealized investment gains, pre-tax	283.9	161.7	118.2
Income tax expense attributable to net realized and unrealized investment gains	(69.7)	(21.9)	(26.8)
Net realized and unrealized investment gains, after tax	$214.2	$139.8	$91.4

Net realized investment gains (losses)
Net realized investment gains (losses) for 2014, 2013 and 2012 consisted of the following:

	Year ended December 31, 2014
Millions	Net realized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings
Fixed maturity investments	$23.9	$21.0	$44.9
Short-term investments	—	2.9	2.9
Common equity securities	150.9	.9	151.8
Convertible fixed maturity and preferred investments	5.9	—	5.9
Other long-term investments	27.7	.3	28.0
Forward contracts	.3	—	.3
Net realized investment gains (losses), pre-tax	208.7	25.1	233.8
Income taxes attributable to realized investment gains (losses)	(39.7)	(8.0)	(47.7)
Net realized investment gains (losses), after-tax	$169.0	$17.1	$186.1

	Year ended December 31, 2013
Millions	Net realized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings
Fixed maturity investments	$8.6	$(15.0)	$(6.4)
Short-term investments	.1	—	.1
Common equity securities	104.5	(3.7)	100.8
Convertible fixed maturity and preferred investments	1.0	—	1.0
Other long-term investments	7.5	1.4	8.9
Forward contracts	.1	—	.1
Net realized investment gains (losses), pre-tax	121.8	(17.3)	104.5
Income taxes attributable to realized investment gains (losses)	(30.0)	5.5	(24.5)
Net realized investment gains (losses), after-tax	$91.8	$(11.8)	$80.0

	Year ended December 31, 2012
Millions	Net realized gains (losses)	Net foreign exchange gains (losses)	Total changes in fair value reflected in earnings
Fixed maturity investments	$82.5	$(2.5)	$80.0
Short-term investments	—	(4.3)	(4.3)
Common equity securities	1.3	—	1.3
Convertible fixed maturity and preferred investments	(8.2)	(1.8)	(10.0)
Other long-term investments	1.4	—	1.4
Forward contracts	(.3)	—	(.3)
Net realized investment gains (losses), pre-tax	76.7	(8.6)	68.1
Income taxes attributable to realized investment gains (losses)	(23.8)	2.2	(21.6)
Net realized investment gains (losses), after-tax	$52.9	$(6.4)	$46.5

Net unrealized investment gains (losses)
The following table summarizes net unrealized investment gains (losses) and changes in the carrying value of investments measured at fair value:

	Year ended December 31, 2014
Millions	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total net unrealized gains (losses) reflected in earnings
Fixed maturity investments	$30.9	$111.7	$142.6
Short-term investments	(.2)	.1	(.1)
Common equity securities	(83.0)	(.1)	(83.1)
Convertible fixed maturity and preferred investments	(8.2)	.4	(7.8)
Other long-term investments	(5.7)	4.2	(1.5)
Net unrealized investment gains (losses), pre-tax	(66.2)	116.3	50.1
Income taxes attributable to unrealized investment gains (losses)	6.0	(28.0)	(22.0)
Net unrealized investment gains (losses), after-tax	$(60.2)	$88.3	$28.1

	Year ended December 31, 2013
Millions	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total net unrealized gains (losses) reflected in earnings
Fixed maturity investments	$(93.9)	$15.3	$(78.6)
Short-term investments	.1	—	.1
Common equity securities	119.2	(.4)	118.8
Convertible fixed maturity and preferred investments	3.2	—	3.2
Other long-term investments	10.3	3.4	13.7
Net unrealized investment gains (losses), pre-tax	38.9	18.3	57.2
Income taxes attributable to unrealized investment gains (losses)	8.2	(5.6)	2.6
Net unrealized investment gains (losses), after-tax	$47.1	$12.7	$59.8

	Year ended December 31, 2012
Millions	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total net unrealized gains (losses) reflected in earnings
Fixed maturity investments	$18.5	$(45.9)	$(27.4)
Short-term investments	—	.1	.1
Common equity securities	65.9	(.1)	65.8
Convertible fixed maturity and preferred investments	1.1	—	1.1
Other long-term investments	13.2	(2.7)	10.5
Net unrealized investment gains (losses), pre-tax	98.7	(48.6)	50.1
Income taxes attributable to unrealized investment gains (losses)	(17.9)	12.7	(5.2)
Net unrealized investment gains (losses), after-tax	$80.8	$(35.9)	$44.9
White Mountains recognized gross realized investment gains of $270.0 million, $221.4 million and $162.2 million and gross realized investment losses of $36.2 million, $116.9 million and $94.1 million on sales of investment securities during 2014, 2013 and 2012.
The following table summarizes the amount of total gains (losses) included in earnings attributable to unrealized investment gains (losses) for Level 3 investments for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
Millions	2014	2013	2012
Fixed maturity investments	$1.2	$(2.3)	$7.7
Common equity securities	5.9	.9	3.0
Convertible fixed maturity and preferred investments	.7	—	—
Other long-term investments	(4.1)	11.2	7.0
Total net unrealized investment gains (losses), pre-tax - Level 3 investments	$3.7	$9.8	$17.7

The components of White Mountains’s net realized and unrealized investment gains (losses), after-tax, as recorded on the statements of operations and comprehensive income were as follows:

	Year Ended December 31,
Millions	2014	2013	2012
Net change in pre-tax unrealized gains (losses) on investments in unconsolidated affiliates	$81.2	$(106.4)	$62.8
Income taxes	(5.9)	8.3	(5.1)
Net change in unrealized gains (losses) on investments in unconsolidated affiliates, after tax	75.3	(98.1)	57.7
Net realized and unrealized foreign currency (losses) gains on investments through OCI	(274.3)	11.3	95.5
Total investment (losses) gains through accumulated other comprehensive income	(199.0)	(86.8)	153.2
Net realized and unrealized investment gains, after-tax	214.2	139.8	91.4
Total investment gains recorded during the period, after-tax	$15.2	$53.0	$244.6

Investment Holdings
The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses, and carrying values of White Mountains’s fixed maturity investments as of December 31, 2014 and 2013, were as follows:

	December 31, 2014
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
US Government and agency obligations	$184.7	$.1	$(.3)	$3.6	$188.1
Debt securities issued by corporations	2,221.3	45.2	(5.1)	49.8	2,311.2
Municipal obligations	82.0	1.4	(.2)	—	83.2
Mortgage-backed and asset-backed securities	1,811.1	7.6	(3.5)	25.7	1,840.9
Foreign government, agency and provincial obligations	274.6	4.2	(1.0)	(2.7)	275.1
Preferred stocks	79.6	6.1	—	.1	85.8
Total fixed maturity investments	$4,653.3	$64.6	$(10.1)	$76.5	$4,784.3

	December 31, 2013
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
US Government and agency obligations	$365.5	$.5	$(1.0)	$(2.5)	$362.5
Debt securities issued by corporations	2,330.7	44.0	(13.2)	(14.3)	2,347.2
Municipal obligations	18.3	—	(.4)	—	17.9
Mortgage-backed and asset-backed securities	2,027.3	2.4	(9.9)	(5.3)	2,014.5
Foreign government, agency and provincial obligations	444.2	3.7	(3.2)	(4.8)	439.9
Preferred stocks	79.9	5.1	—	(.2)	84.8
Total fixed maturity investments including assets held for sale	$5,265.9	$55.7	$(27.7)	$(27.1)	$5,266.8
Fixed maturity investments reclassified to assets held for sale (1)					(236.3)
Total fixed maturity investments					$5,030.5

(1)	Assets held for sale related to discontinued operations. See Note 22.

The weighted average duration of White Mountains’s fixed income portfolio as of December 31, 2014 was approximately 2.0 years, including short-term investments, and approximately 2.3 years excluding short-term investments.
The cost or amortized cost and carrying value of White Mountains’s fixed maturity and convertible fixed maturity investments as of December 31, 2014 is presented below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2014
Millions	Cost or amortized cost	Carrying value
Due in one year or less	$331.2	$337.5
Due after one year through five years	1,968.3	2,032.3
Due after five years through ten years	434.4	453.9
Due after ten years	40.2	46.1
Mortgage-backed and asset-backed securities	1,811.1	1,840.9
Preferred stocks	79.6	85.8
Total	$4,664.8	$4,796.5

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses, and carrying values of White Mountains’s common equity securities, convertible fixed maturity and preferred investments and other long-term investments as of December 31, 2014 and 2013 were as follows:

	December 31, 2014
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
Common equity securities	$633.6	$175.1	$(5.2)	$(1.9)	$801.6
Convertible fixed maturity and preferred investments	$19.1	$.9	$(.2)	$.7	$20.5
Other long-term investments	$344.5	$73.0	$(10.9)	$1.6	$408.2

	December 31, 2013
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
Common equity securities	$890.2	$271.0	$(3.6)	$(.8)	$1,156.8
Convertible fixed maturity and preferred investments	$71.7	$9.9	$(.9)	$(.2)	$80.5
Other long-term investments	$238.3	$79.6	$(26.6)	$(2.4)	$288.9

Proceeds from the sales and maturities of investments, excluding short-term investments, totaled $6,238.1 million, $4,924.8 million and $6,997.5 million for the years ended December 31, 2014, 2013 and 2012.

Investments Held on Deposit or as Collateral
As of December 31, 2014 and 2013, investments of $171.5 million and $170.4 million, respectively, were held in trusts required to be maintained in relation to various reinsurance agreements. White Mountains’s consolidated insurance and reinsurance operations are required to maintain deposits with certain insurance regulatory agencies in order to maintain their insurance licenses. The fair value of such deposits which are included within total investments totaled $130.3 million and $290.7 million as of December 31, 2014 and 2013.
As of December 31, 2014 and 2013, OneBeacon held unrestricted collateral from its customers, which is included in cash and invested assets, relating to its surety business of $81.0 million and $63.3 million. The obligation to return these funds is included in funds held under insurance and reinsurance contracts in the consolidated balance sheets.
As of December 31, 2014 and 2013, White Mountains held $9.5 million and $23.2 million of restricted collateral in the form of fixed maturities and $4.3 million and $2.0 million of restricted collateral in the form of short-term investments associated with variable annuity reinsurance and interest rate cap agreements. See Note 9.

Fair value measurements as of December 31, 2014
White Mountains used quoted market prices or other observable inputs to determine fair value for the 93% of its investment portfolio. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs consist of fixed maturity investments including corporate debt, state and other governmental debt, convertible fixed maturity securities and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include White Mountains’s investments in hedge funds and private equity funds, as well as investments in certain debt securities where quoted market prices are unavailable. White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value. The outside pricing services used by White Mountains have indicated that if no observable inputs are available for a security, they will not provide a price. In those circumstances, White Mountains estimates the fair value using industry standard pricing models and observable inputs such as benchmark interest rates, market comparables, broker quotes, issuer spreads, bids, offers, credit rating, prepayment speeds and other relevant inputs. White Mountains performs procedures to validate the market prices obtained from the outside pricing sources. Such procedures, which cover substantially all of its fixed maturity investments include, but are not limited to, evaluation of model pricing methodologies and review of the pricing services’ quality control processes and procedures on at least an annual basis, comparison of market prices to prices obtained from different independent pricing vendors on at least a semi-annual basis, monthly analytical reviews of certain prices, and review of assumptions utilized by the pricing service for selected measurements on an ad hoc basis throughout the year. White Mountains also performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price on an ad-hoc basis throughout the year. Prices provided by the pricing services that vary by more than 5% and $1.0 million from the expected price based on these procedures are considered outliers. In circumstances where the results of White Mountains’s review process do not appear to support the market price provided by the pricing services, White Mountains challenges the price. If White Mountains cannot gain satisfactory evidence to support the challenged price, it relies upon its own pricing methodologies to estimate the fair value of the security in question. The fair values of such securities are considered to be Level 3 measurements.
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
White Mountains employs a number of procedures to assess the reasonableness of the fair value measurements for its other long-term investments, including obtaining and reviewing the audited annual financial statements of each hedge fund and private equity fund and periodically discussing each fund’s pricing with the fund manager. However, since the fund managers do not provide sufficient information to evaluate the pricing inputs and methods for each underlying investment, the inputs are considered to be unobservable. Accordingly, the fair value of White Mountains’s investments in hedge funds and private equity funds has been classified as Level 3 measurements. The fair value of White Mountains’s investments in hedge funds and private equity funds has been determined using net asset value.
In addition to the investments described above, White Mountains has $38.0 million and $86.3 million of investment-related liabilities recorded at fair value and included in other liabilities as of December 31, 2014 and 2013.  These liabilities relate to securities that have been sold short by limited partnerships in which White Mountains has investments and is required to consolidate under GAAP.  All of the liabilities included have a Level 1 designation.

Fair Value Measurements by Level
The following tables summarize White Mountains’s fair value measurements for investments as of December 31, 2014 and 2013 by level. The fair value measurements for derivative assets associated with White Mountains’s variable annuity business are presented in Note 9.

	December 31, 2014
Millions	Fair value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturity investments:
U.S. Government and agency obligations	$188.1	$134.1	$54.0	$—
Debt securities issued by corporations:
Consumer	777.6	—	777.6	—
Financials	456.6	—	456.6	—
Industrial	285.0	—	285.0	—
Communications	237.5	—	237.5	—
Utilities	169.8	—	169.8	—
Energy	181.8	—	181.8	—
Basic Materials	108.6	—	103.0	5.6
Technology	87.9	—	87.9	—
Other	6.4	—	6.4	—
Total debt securities issued by corporations:	2,311.2	—	2,305.6	5.6

Mortgage-backed and asset-backed securities	1,840.9	—	1,840.9	—
Foreign government, agency and provincial obligations	275.1	21.3	253.8	—
Preferred stocks	85.8	—	14.7	71.1
Municipal obligations	83.2	—	83.2	—
Total fixed maturity investments	4,784.3	155.4	4,552.2	76.7

Short-term investments	871.7	868.8	2.9	—

Common equity securities:
Financials	233.9	193.7	—	40.2
Consumer	238.4	238.3	.1	—
Industrial	91.7	91.7	—	—
Energy	32.7	32.7	—	—
Technology	36.6	36.6	—	—
Communications	45.1	45.1	—	—
Basic materials	21.5	21.5	—	—
Utilities	9.5	9.4	.1	—
Other	92.2	18.9	73.3	—
Total common equity securities	801.6	687.9	73.5	40.2
Convertible fixed maturity and preferred investments	20.5	—	12.3	8.2
Other long-term investments (1)	385.0	—	—	385.0
Total investments (1)	$6,863.1	$1,712.1	$4,640.9	$510.1

(1)	Excludes carrying value of $23.2 associated with other long-term investment limited partnerships accounted for using the equity method.

	December 31, 2013
Millions	Fair value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturity investments:
U.S. Government and agency obligations	$362.5	$295.8	$66.7	$—
Debt securities issued by corporations:
Consumer	754.4	—	754.4	—
Communications	265.0	—	265.0	—
Financials	434.4	—	434.4	—
Industrial	281.1	—	281.1	—
Basic Materials	149.1	—	149.1	—
Utilities	173.6	—	173.6	—
Energy	159.7	—	159.7	—
Technology	91.2	—	91.2	—
Other	38.7	—	38.7	—
Total debt securities issued by corporations:	2,347.2	—	2,347.2	—

Mortgage-backed and asset-backed securities	2,014.5	—	1,992.5	22.0
Foreign government, agency and provincial obligations	439.9	44.5	395.4	—
Preferred stocks	84.8	—	13.8	71.0
Municipal obligations	17.9	—	17.9	—
Total fixed maturity investments(1)	5,266.8	340.3	4,833.5	93.0

Short-term investments	635.9	621.5	14.4	—

Common equity securities:
Financials	360.4	314.3	—	46.1
Consumer	308.2	308.2	—	—
Basic materials	53.4	53.4	—	—
Energy	78.6	78.6	—	—
Utilities	34.3	34.3	—	—
Technology	60.6	60.6	—	—
Industrial	105.4	105.4	—	—
Communications	57.1	57.1	—	—
Other	98.8	24.5	74.3	—
Total common equity securities	1,156.8	1,036.4	74.3	46.1
Convertible fixed maturity and preferred investments	80.5	—	74.4	6.1
Other long-term investments (2)	262.4	—	—	262.4
Total investments	$7,402.4	$1,998.2	$4,996.6	$407.6

(1)	Carrying value includes $236.3 that is classified as assets held for sale relating to discontinued operations.

(2)	Excludes carrying value of $26.6 associated with other long-term investment limited partnerships accounted for using the equity method and $(.1) related to foreign currency forward contracts.

Debt securities issued by corporations
The following table summarizes the ratings of the corporate debt securities held in White Mountains’s investment portfolio as of December 31, 2014 and 2013:

	Fair Value at
	December 31,
Millions	2014	2013
AAA	$—	$—
AA	236.9	228.8
A	957.8	1,039.5
BBB	1,105.9	1,075.5
BB	—	—
Other	10.6	3.4
Debt securities issued by corporations(1)	$2,311.2	$2,347.2

(1)	Credit ratings are assigned based on the following hierarchy: 1) Standard & Poor’s and 2) Moody’s.

Mortgage-backed, Asset-backed Securities
White Mountains purchases commercial and residential mortgage-backed securities with the goal of maximizing risk adjusted returns in the context of a diversified portfolio. White Mountains’s investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage-backed securities as of December 31, 2014. White Mountains considers sub-prime mortgage-backed securities as those that have underlying loan pools that exhibit weak credit characteristics, or those that are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., White Mountains considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics).
White Mountains categorizes mortgage-backed securities as “non-prime” (also called “Alt A” or “A-”) if they are backed by collateral that has overall credit quality between prime and sub-prime based on White Mountains’s review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. White Mountains’s non-agency residential mortgage-backed portfolio is generally moderate-term and structurally senior. White Mountains does not own any collateralized loan obligations. White Mountains does not own any collateralized debt obligations, with the exception of $45.1 million of non-agency residential mortgage resecuritization tranches, each a senior tranche in its own right and each collateralized by a single earlier vintage Super Senior or Senior non-agency residential mortgage backed security.

	December 31, 2014			December 31, 2013
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
GNMA	$411.2	$411.2	$—	$512.3	$512.3	$—
FNMA	36.6	36.6	—	81.2	81.2	—
FHLMC	49.6	49.6	—	91.3	91.3	—
Total Agency(1)	497.4	497.4	—	684.8	684.8	—
Non-agency:
Residential	131.2	131.2	—	125.7	125.7	—
Commercial	236.9	236.9	—	282.3	282.3	—
Total Non-agency	368.1	368.1	—	408.0	408.0	—

Total mortgage-backed securities	865.5	865.5	—	1,092.8	1,092.8	—
Asset-backed securities:
Credit card receivables	522.2	522.2	—	311.4	289.4	22.0
Vehicle receivables	289.4	289.4	—	365.0	365.0	—
Other	163.8	163.8	—	245.3	245.3	—
Total asset-backed securities	975.4	975.4	—	921.7	899.7	22.0
Total mortgage and asset-backed securities	$1,840.9	$1,840.9	$—	$2,014.5	$1,992.5	$22.0

(1)
Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities
The security issuance years of White Mountains’s investments in non-agency RMBS and non-agency CMBS securities as of December 31, 2014 are as follows:

			Security Issuance Year
Millions	Fair Value	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Non-agency RMBS	$131.2	$14.2	$14.7	$9.9	$—	$16.5	$—	$14.7	$21.4	$—	$29.7	$10.1
Non-agency CMBS	236.9	—	—	8.5	—	—	—	11.7	—	20.7	79.9	116.1
Total	$368.1	$14.2	$14.7	$18.4	$—	$16.5	$—	$26.4	$21.4	$20.7	$109.6	$126.2

Non-agency Residential Mortgage-backed Securities
The classification of the underlying collateral quality and the tranche levels of White Mountains’s non-agency RMBS securities are as follows as of December 31, 2014:

Millions	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
Prime	$119.4	$71.6	$47.8	$—
Non-prime	9.3	—	9.3	—
Sub-prime	2.5	2.5	—	—
Total	$131.2	$74.1	$57.1	$—

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

Non-agency Commercial Mortgage-backed Securities
White Mountains’s non-agency commercial mortgage-backed portfolio (“CMBS”) is generally short-term and structurally subordinate, with more than 25 points of subordination on average for both fixed rate CMBS and floating rate CMBS as of December 31, 2014.  In general, subordination represents the percentage principal loss on the underlying collateral that would be absorbed by other securities lower in the capital structure before the more senior security incurs a loss.  As of December 31, 2014, on average less than 1% of the underlying loans were reported as non-performing for all non-agency CMBS held by White Mountains.
The amount of fixed and floating rate securities and their tranche levels of White Mountains’s non-agency CMBS securities are as follows as of December 31, 2014:

Millions	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
Fixed rate CMBS	$116.2	$13.1	$61.6	$41.5
Floating rate CMBS	120.7	—	—	120.7
Total	$236.9	$13.1	$61.6	$162.2

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

(3)	At issuance, Subordinate were not rated “AAA” by Standard & Poor’s, “Aaa” by Moody’s or “AAA” by Fitch and were junior to “AAA” or “Aaa” bonds.

Other Long-term Investments
Other long-term investments consist of the following as of December 31, 2014 and 2013:

	Fair Value at
Millions	December 31, 2014	December 31, 2013
Hedge funds and private equity funds(1)	$242.9	$239.0
Limited liability companies and private equity securities(1)	69.7	20.3
OBIC Surplus Notes(1)	65.1	—
Other(1)	7.3	3.1
Forward contracts (see Note 9)	—	(.1)
Total other-long term investments(2)	$385.0	$262.3
(1) See Fair Value Measurements by Level table.
(2) Excludes carrying value of $23.2 and $26.6 associated with other long-term investment limited partnerships accounted for using the equity method.

Hedge Funds and Private Equity Funds
White Mountains holds investments in hedge funds and private equity funds, which are included in other long-term investments. The fair value of these investments has been estimated using the net asset value of the funds. As of December 31, 2014, White Mountains held investments in 12 hedge funds and 32 private equity funds.  The largest investment in a single fund was $22.0 million as of December 31, 2014 and $18.3 million as of December 31, 2013. The following table summarizes investments in hedge funds and private equity interests by investment objective and sector as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Hedge funds
Long/short equity	$43.9	$—	$62.6	$—
Long/short credit & distressed	21.4	—	22.8	—
Long/short equity REIT	20.3	—	18.3	—
Long/short equity activist	6.2	—	16.8	—
Long bank loan	.2	—	.2	—
Long diversified strategies	—	—	.1	—
Total hedge funds	92.0	—	120.8	—

Private equity funds
Energy infrastructure & services	59.6	11.0	45.9	13.1
Multi-sector	24.2	5.3	23.8	6.5
Manufacturing/Industrial	23.2	7.3	11.2	15.5
Private equity secondaries	8.5	3.1	9.5	3.1
Real estate	3.6	3.3	8.2	3.3
Aerospace/Defense/Government	20.7	5.1	5.8	19.2
Healthcare	6.1	2.8	5.6	2.8
International multi-sector, Europe	1.5	2.3	3.9	2.8
Insurance	2.1	41.2	2.3	41.3
Venture capital	1.4	.3	1.6	.3
Distressed residential real estate	—	—	.4	—
International multi-sector, Asia	—	—	—	2.7
Total private equity funds	150.9	81.7	118.2	110.6
Total hedge and private equity funds included in other long-term investments	$242.9	$81.7	$239.0	$110.6

In June 2014, White Mountains committed $21.0 million to fund a 50/50 joint venture with DavidShield Group(“DavidShield”) for the development, marketing and distribution of PassportCard travel insurance. The transaction is expected to close in the first quarter of 2015, subject to regulatory approvals.
Redemption of investments in certain hedge funds is subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions.  Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. The following summarizes the December 31, 2014 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Notice Period
Millions Redemption frequency	30-59 days notice	60-89 days notice	90-119 days notice	120+ days notice	Total
Monthly	$4.3	$—	$—	$—	$4.3
Quarterly	31.8	21.4	—	7.8	61
Semi-annual	—	22.1	—	—	22.1
Annual	—	—	4.4	.2	4.6
Total	$36.1	$43.5	$4.4	$8.0	$92.0

Certain of the hedge fund and private equity fund investments in which White Mountains is invested are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund’s underlying investments are liquidated. As of December 31, 2014, distributions of $2.1 million were outstanding from these investments. The actual amount of the final distribution remittances remain subject to market fluctuations. The date at which such remittances will be received is not determinable as of December 31, 2014.
White Mountains has also submitted redemption requests for certain of its investments in active hedge funds.  As of December 31, 2014, redemptions of $6.7 million are outstanding that would be subject to market fluctuations. The date at which such redemptions will be received is not determinable as of December 31, 2014. Redemptions are recorded as receivables when the investment is no longer subject to market fluctuations.
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
As of December 31, 2014, investments in private equity funds were subject to lock-up periods as follows:

Millions	1-3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private Equity Funds — expected lock-up period remaining	$12.7	$33.5	$79.0	$25.7	$150.9

Rollforward of Fair Value Measurements by Level
White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturity investments, common equity securities, convertibles and other long-term investments as of December 31, 2014 and 2013 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.
The following tables summarize the changes in White Mountains’s fair value measurements by level for the years ended December 31, 2014 and 2013:

			Level 3 Investments
Millions	Level 1 Investments	Level 2 Investments	Fixed maturity investments	Common equity securities	Convertible Fixed Maturity and Preferred Investments	Other long-term investments		Total
Balance at January 1, 2014	$1,376.7	$4,982.2	$93.0	$46.1	$6.1	$262.4	(1)	$6,766.5	(1)(2)(3)
Total realized and unrealized gains	88.1	163.4	2.2	6.2	.6	26.0		286.5	(4)
Foreign currency losses in OCI	(24.8)	(222.8)	(1.0)	—	—	(5.0)		(253.6)
Amortization/Accretion	(.6)	(43.6)	.1	—	—	—		(44.1)
Purchases	1,599.2	3,772.4	71.7	5.0	1.5	152.3		5,602.1
Sales	(2,197.1)	(4,122.6)	—	(17.1)	—	(50.7)		(6,387.5)
Net change in investments related to purchases and sales of consolidated affiliates	(2.7)	24.2	—	—	—	—		21.5
Exchange	4.7	(13.0)	8.3	—	—	—		—
Transfers in	—	97.8	—	—	—	—		97.8
Transfers out	(.2)	—	(97.6)	—	—	—		(97.8)
Balance at December 31, 2014	$843.3	$4,638.0	$76.7	$40.2	$8.2	$385.0	(1)	$5,991.4	(1)(2)(3)

(1)	Excludes carrying value of $23.2 and $26.6 as of December 31, 2014 and January 1, 2014 associated with other long-term investments accounted for using the equity method.

(2)	Carrying value includes $236.3 as of January 1, 2014 that is classified as assets held for sale relating to discontinued operations.

(3)	Excludes carrying value of $871.7 and $635.9 as of December 31, 2014 and January 1, 2014 classified as short-term investments.

(4)
Excludes $4.3 of realized and unrealized losses associated with the Prospector Funds consolidation of investment-related liabilities and $2.8 of realized and unrealized gains associated with short-term investments.

			Level 3 Investments
Millions	Level 1 Investments	Level 2 Investments	Fixed maturity investments	Common equity securities	Convertible Fixed Maturity and Preferred Investments	Other long-term investments		Total
Balance at January 1, 2013	$1,355.1	$5,206.1	$92.9	$37.3	$—	$259.3	(1)	$6,950.7	(1)(2)(3)
Total realized and unrealized gains (losses)	221.9	(56.9)	(2.7)	1.0	—	18.7		182.0
Foreign currency (losses) gains in OCI	(.3)	12.5	.3	—	—	(0.9)		11.6
Amortization/Accretion	(1.0)	(51.2)	—	—	—	—		(52.2)
Purchases	862.1	3,689.6	37.9	8.8	—	37.1		4,635.5
Sales	(1,078.9)	(3,842.8)	(6.3)	—	—	(51.8)		(4,979.8)
Net change in investments related to purchases and sales of consolidated affiliates	16.0	2.7	—	—	—	—		18.7
Transfers in	1.8	119.4	90.3	—	6.1	—		217.6
Transfers out	—	(97.2)	(119.4)	(1.0)	—	—		(217.6)
Balance at December 31, 2013	$1,376.7	$4,982.2	$93.0	$46.1	$6.1	$262.4	(1)	$6,766.5	(1)(2)(3)

(1)
Excludes carrying value of $26.6 and $35.0 as of December 31, 2013 and January 1, 2013 associated with other long-term investment limited partnerships accounted for using the equity method and $(.1) as of December 31, 2013 related to foreign currency forward contracts.

(2)	Carrying value includes $236.3 and $338.1 as of December 31, 2013 and January 1, 2013 that is classified as assets held for sale relating to AutoOne discontinued operations.

(3)	Excludes carrying value of $635.9 and $630.6 as of December 31, 2013 and January 1, 2013 classified as short-term investments.

(4)
Excludes $20.6 of realized and unrealized losses associated with the Prospector Funds consolidation of investment-related liabilities and $.2 of realized and unrealized gains associated with short-term investments.

Fair Value Measurements — transfers between levels
During 2014, six fixed maturity securities classified as Level 3 measurements in the prior period were recategorized as Level 2 measurements because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available as of December 31, 2014.  These measurements comprise “Transfers out” of Level 3 and “Transfers in” to Level 2 of $(97.6) million for the period ended December 31, 2014. During the third quarter of 2014, one convertible fixed maturity investment that was classified within level two was exchanged for common shares and a corporate debt security of the same entity. As of December 31, 2014, the common shares are classified within Level 1 since a quoted market price was available. As of December 31, 2014, the corporate debt security is classified within Level 3 since the fair value based upon observable market inputs has been adjusted to reflect a liquidity discount.
During 2013, three fixed maturity securities classified as Level 3 measurements in the prior period were recategorized as Level 2 measurements because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available as of December 31, 2013. These measurements comprise “Transfers out” of Level 3 and “Transfers in” to Level 2 of $119.4 million for the period ended December 31, 2013. Included in these transfers is one asset-backed fixed maturity security classified within Level 2 as of June 30, 2013 that was recategorized to Level 3 as of September 30, 2013. The security represents “Transfers out” of Level 2 and “Transfer in” to Level 3 of $90.3 million as of September 30, 2013. As of September 30, 2013, the estimated fair value for this security determined using the industry standard pricing models was $1.3 million less than the estimated fair value based upon quoted prices provided by a third party pricing vendor. As of December 31, 2013, reliable quoted market prices provided by a third party pricing vendor were available for the security and the security was transferred back to Level 2.

Significant Unobservable Inputs
The following summarizes significant unobservable inputs used in estimating the fair value of investment securities classified within Level 3 other than hedge funds and private equities as December 31, 2014 and December 31, 2013. The fair value of investments in hedge funds and private equity funds, which are classified within Level 3, are estimated using the net asset value of the funds.

($ in Millions)			December 31, 2014				December 31, 2013
Description	Rating(2)	Valuation Technique(s)	Fair Value	Unobservable Input			Fair Value	Unobservable Input
Preferred Stock(1)	NR	Discounted cash flow	$71.1	Discount yield	-	7.1%	$71.0	Discount yield	-	7.4%
Private equity security(1)	NR	Multiple of GAAP book value	$40.2	Book value multiple	-	1.10	$35.6	Book value multiple	-	1.00
Private equity security(1)	NR	Share price of recent transaction	$20.1	Share price	-	$1.06	$10.5	Share price	-	$1.10
Private equity security(1)	NR	Share price of recent transaction	$10.4	Share price	-	$290.96	N/A	N/A		N/A
Private equity security(1)	NR	Share price of recent transaction	$15.8	Share price	-	$0.13	N/A	N/A		N/A
Convertible preferred security(1)	NR	Share price of recent transaction	$4.5	Share price	-	$0.71	$3.0	Share price	-	$0.71
Convertible preferred security(1)	NR	Multiple of EBITDA	$3.8	EBITDA multiple	-	6.00	$3.1	EBITDA multiple	-	6.00
Debt security issued by corporation(1)	NR	Discounted cash flow	$5.6	Illiquidity discount(3)	-	10%	N/A	N/A		N/A
Asset-backed securities(1)	AA+	Broker pricing	N/A	Broker quote			$22.0	Broker quote
Seller priority surplus note	NR	Discounted cash flow	$44.0	Discount rate (4)	-	9.3%	N/A	N/A		N/A
			Timing of interest payments(6)		-	5 years	N/A	N/A		N/A
			Timing of interest payments(6)		-	10 years	N/A	N/A		N/A
Pari passu surplus note	NR	Discounted cash flow	$21.1	Discount rate(5)	-	13.5%	N/A	N/A		N/A
			Timing of interest payments(6)		-	5 years	N/A	N/A		N/A
			Timing of interest payments(6)		-	10 years	N/A	N/A		N/A

(1)	As of December 31, 2014 each asset type consists of one security.

(2)	Credit ratings are assigned based on the following hierarchy: 1) Standard & Poor’s and 2) Moody’s.

(3)	Judgmentally determined based on the Company’s limited trading ability of the issuer.

(4)
Stochastic modeling supporting the fair value estimation indicates that the average percentage of discounted payments missed on the seller priority note is roughly equivalent to that of a conventional debt security with a credit rating of ‘B’. The corresponding credit spread increased by an additional 250 bps to reflect both a liquidity discount for a private debt instrument and regulatory payment approval uncertainty, was added to the treasury rate to determine the discount rate for the seller priority note.

(5)
Stochastic modeling supporting the fair value estimation indicates that the average percentage of discounted payments missed on the pari passu note is roughly equivalent to that of a conventional debt security with a credit rating of ‘CCC’. The corresponding credit spread increased by an additional 250 bps to reflect both a liquidity discount for a private debt instrument and regulatory payment approval uncertainty, was added to the treasury rate to determine the discount rate for the seller priority note.

(6)
For estimated value purposes, the assumption has been made that interest payouts begin in year five and that principal repayments being on a graduated basis in year ten for the seller priority notes and year fifteen for the pari passu note.

NOTE 6. Goodwill and Other Intangible Assets

White Mountains has recognized goodwill and other identifiable intangible assets at the acquisition date fair values in connection with its purchases of subsidiaries. The following table shows the economic lives, acquisition date values, accumulated amortization and net carrying values for other intangible assets and goodwill, for each company acquired:

Millions	Weighted Average Economic life (in years)	December 31, 2014			December 31, 2013
		Acquisition date fair value	Accumulated amortization	Net carrying value	Acquisition date fair value	Accumulated amortization	Net carrying value
Tranzact:
Domain and trade names	6	$25.6	$.9	$24.7	$—	$—	$—
Customer relationships	10	107.5	2.1	105.4	—	—	—
Information technology	5	12.7	.5	12.2	—	—	—
Other	7.5		—	.5	—	—	—
Subtotal		146.3	3.5	142.8	—	—	—

QuoteLab:
Customer relationships	4	6.5	1.2	5.3	—	—	—
Information technology	5	32.0	4.8	27.2	—	—	—
Subtotal		38.5	6.0	32.5	—	—	—

Wobi:
Trademark	8	2.1	.2	1.9	—	—	—
Information technology	3.8		.2	.6	—	—	—
Subtotal		2.9	.4	2.5	—	—	—

Star & Shield:
Customer relationship	3	1.2	.4	.8	—	—	—

OneBeacon (EBI)	10	9.4	5.7	3.7	9.4	4.3	5.1

Sirius (WM Solutions) - Licenses	Indefinite	15.2	—	15.2	15.6	—	15.6

Total other intangible assets		213.5	16.0	197.5	25.0	4.3	20.7

Goodwill:
Tranzact	N/A	145.1	—	145.1	—	—	—
Quote Lab	N/A	18.3	—	18.3	—	—	—
Wobi	N/A	5.5	—	5.5	—	—	—
Total goodwill		168.9	—	168.9	—	—	—

Total goodwill and other intangible assets		$382.4	$16.0	$366.4	$25.0	$4.3	$20.7

The goodwill recognized for the above acquisitions is attributed to expected future cash flows. The acquisition date fair values of other intangible assets with finite lives are estimated using income approach techniques, which use future expected cash flows to develop a discounted present value amount.
The multiperiod-excess-earnings method estimates fair value using the present value of the incremental after-tax cash flows attributable solely to the intangible asset over its remaining life. This approach was used to estimate the fair value of intangible assets associated with trademarks, brand names, customer relationships and contracts and information technology.
The relief-from-royalty method was used to estimate fair value for intangible assets that relate to rights that could be obtained via a license from a third-party owner. Under this method, the fair value is estimated using the present value of license fees avoided by owning rather than leasing the asset. This technique was used to estimate the fair value of domain names.
The with-or-without method estimates the fair value of an intangible asset that provides an incremental benefit. Under this method, the fair value of the intangible asset is calculated by comparing the value of the entity with and without the intangible asset. This approach was used to estimate the fair value of favorable lease terms, which is included in other.

The following table shows the change in goodwill and other intangible assets:

	December 31,
Millions	2014		2013
	Goodwill	Other intangible assets	Goodwill	Other intangible assets
Beginning balance	$—	$20.7	$—	$16.9
Acquisitions of businesses	168.9	188.9	—	5.2
Dispositions of businesses	—	(.4)	—	—
Amortization, including foreign currency translation	—	(11.7)	—	(1.4)
Ending balance	$168.9	$197.5	$—	$20.7

Amortization expense was $11.7 million, $1.4 million and $1.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
White Mountains expects to recognize amortization expense in each of the next five years as follows:

Millions	Amortization expense
2015	$27.1
2016	27.0
2017	26.4
2018	24.6
2019	16.5
Total	$121.6

NOTE 7. Debt and Standby Letter of Credit Facilities

White Mountains’s debt outstanding as of December 31, 2014 and 2013 consisted of the following:

	December 31,
Millions	2014	2013
OBH Senior Notes, at face value	$275.0	$275.0
Unamortized original issue discount	(.3)	(.3)
OBH Senior Notes, carrying value	274.7	274.7
SIG Senior Notes, at face value	400.0	400.0
Unamortized original issue discount	(.3)	(.4)
SIG Senior Notes, carrying value	399.7	399.6
WTM Bank Facility	—	—
Tranzact Bank Facility	68.7	—
Unamortized issuance cost	(1.3)	—
Tranzact Bank Facility, carrying value	67.4	—
Other debt	4.8	2.1
Total debt	$746.6	$676.4

A schedule of contractual repayments of White Mountains’s debt as of December 31, 2014, follows:

Millions	December 31, 2014
Due in one year or less	$6.0
Due in two to three years	424.6
Due in four to five years	42.9
Due after five years	275.0
Total	$748.5

OBH Senior Notes
In November 2012, OneBeacon U.S. Holdings, Inc. (“OBH”), an intermediate holding company of OneBeacon, issued $275.0 million face value of senior unsecured notes (“OBH Senior Notes”) through a public offering, at an issue price of 99.9% and received $272.9 million of proceeds. The OBH Senior Notes bear an annual interest rate of 4.6% payable semi-annually in arrears on May 9 and November 9, until maturity on November 9, 2022, and are fully and unconditionally guaranteed as to the payment of principal and interest by OneBeacon Ltd. OBH incurred $2.8 million in expenses related to the issuance of the OBH Senior Notes (including $1.8 million in underwriting fees), which have been deferred and are being recognized as interest expense over the life of the OBH Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the OBH Senior Notes have an effective yield to maturity of approximately 4.7% per annum.
In December 2012, the proceeds from the OBH Senior Notes were utilized to repurchase the remaining $269.8 million of outstanding senior notes issued in 2003 by OBH with an annual interest rate of 5.875% for $275.9 million. The repurchase resulted in a $6.3 million loss, including transaction fees and the write-off of the remaining $0.2 million in unamortized deferred costs and original issue discount at the time of repurchase.
OBH recorded $13.0 million, $13.0 million and $16.9 million in interest expense on the OBH Senior Notes for the years ended December 31, 2014, 2013 and 2012.

SIG Senior Notes
In March 2007, Sirius International Group, Ltd. (“SIG”), an intermediate holding company of Sirius Group, issued $400.0 million face value of senior unsecured notes (“SIG Senior Notes”) at an issue price of 99.715% for net proceeds of $392.0 million after taking into effect both deferrable and non-deferrable issuance costs, including the interest rate lock agreement described below. The SIG Senior Notes were issued in an offering that was exempt from the registration requirements of the Securities Act of 1933. The SIG Senior Notes bear an annual interest rate of 6.375%, payable semi-annually in arrears on March 20 and September 20, until maturity in March 2017.
SIG incurred $3.6 million in expenses related to the issuance of the SIG Senior Notes (including $2.6 million in underwriting fees), which have been deferred and are being recognized into interest expense over the life of the SIG Senior Notes.
In anticipation of the issuance of the SIG Senior Notes, SIG entered into an interest rate lock agreement to hedge its interest rate exposure from the date of the agreement until the pricing of the SIG Senior Notes. The agreement was terminated on March 15, 2007 with a loss of $2.4 million, which was recorded in other comprehensive income. The loss is being reclassified from accumulated other comprehensive income over the life of the SIG Senior Notes using the interest method and is included in interest expense. As of December 31, 2014, the unamortized balance of the loss remaining in accumulated other comprehensive income was $1.0 million.
Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, including the interest rate lock agreement, the SIG Senior Notes yield an effective rate of approximately 6.5% per annum. White Mountains recorded $26.2 million of interest expense, inclusive of amortization of issuance costs and the interest rate lock agreement, on the SIG Senior Notes for each of the years ended December 31, 2014, 2013 and 2012.

WTM Bank Facility
On August 14, 2013, White Mountains entered into a revolving credit facility with a syndicate of lenders administered by Wells Fargo Bank, N.A. which has a total commitment of $425.0 million (the “WTM Bank Facility”) and has a maturity date of August 14, 2018 (the “WTM Bank Facility”). The WTM Bank Facility replaced White Mountains’s previous revolving credit facility administered by Bank of America, N.A. which had a total commitment of $375.0 million (the “Previous WTM Bank Facility”).  During 2014, White Mountains borrowed and repaid a total of $65.0 million under the WTM Bank Facility at a blended interest rate of 3.65%. During 2013, White Mountains borrowed and repaid a total of $50.0 million under the WTM Bank Facility at a blended interest rate of 3.65%. As of December 31, 2014, the WTM Bank Facility was undrawn. White Mountains recorded $0.3 million of interest expense on the WTM Bank Facility for both the years ended December 31, 2014 and 2013.
During 2013, White Mountains also borrowed $150.0 million and repaid a total of $225.0 million under the Previous WTM Bank Facility at a blended interest rate of 2.83%. In December 2012, White Mountains borrowed $150.0 million under the Previous WTM Bank Facility at a blended interest rate of 3.53%. White Mountains repaid $75.0 million in December 2012 and the remaining balance in January 2013. White Mountains recorded $2.9 million and $1.7 million of interest expense on the Previous WTM Bank Facility for the years ended December 31, 2013 and 2012.
The WTM Bank Facility contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards. These covenants can restrict White Mountains in several ways, including its ability to incur additional indebtedness.

Tranzact Bank Facility
On October 10, 2014, Tranzact entered into a secured credit facility with a syndicate of lenders administered by The PrivateBank and Trust Company (the “Tranzact Bank Facility”). The term of the credit facility ends on October 10, 2019. The Tranzact Bank Facility consists of a $70.0 million term loan facility, which was fully drawn at closing and had an outstanding balance of $68.7 million as of December 31, 2014, and a revolving credit facility for an additional $4.5 million, which was undrawn as of December 31, 2014. The Tranzact Bank Facility is secured by intellectual property and the common stock of Tranzact and its subsidiaries. White Mountains recorded $0.7 million of interest expense on the Tranzact Bank Facility for the year ended December 31, 2014. The Tranzact Bank Facility carries a variable interest rate, at a margin over the U.S. dollar LIBOR rate. The margin over LIBOR may vary between 2.5% to 4.5%. At December 31, 2014 the variable interest rate on the debt was 4.15575%, including a margin over LIBOR of 2.5%. On October 10, 2014, Tranzact entered into an interest rate swap agreement to effectively fix the rate it pays on the $70.0 million term loan portion of the facility (see Note 9 for details).
The Tranzact Bank Facility contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings, including a minimum fixed charge coverage ratio and a minimum leverage ratio.  Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under these facilities and result in acceleration of principal repayment on any amounts outstanding.

Stand By Letter of Credit Facilities
On November 25, 2014, Sirius International entered into two stand by letter of credit facility agreements totaling $200.0 million to provide capital support for its Lloyds Syndicate 1945. One letter of credit is a $125.0 million facility from Nordea Bank Finland plc (the “Nordea facility”), $100.0 million of which is issued on an unsecured basis. The second letter of credit is a $75.0 million facility with Lloyds Bank plc (the “Lloyds Bank facility”), $25.0 million of which is issued on an unsecured basis. The Nordea facility and the Lloyds Bank facility are renewable annually.
The unsecured portions of the Nordea facility and the Lloyds Bank facility are subject to various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards.
Sirius International has other secured letter of credit and trust arrangements with various financial institutions to support its insurance operations.

Debt and Standby Letter of Credit Facility Covenants
As of December 31, 2014, White Mountains was in compliance with all of the covenants under the WTM Bank Facility, the OBH Senior Notes, the SIG Senior Notes, the Tranzact Bank Facility, the Nordea facility and the Lloyd’s Bank Facility.

Interest
Total interest expense incurred by White Mountains for its indebtedness was $41.9 million, $42.5 million and $44.8 million in 2014, 2013 and 2012. Total interest paid by White Mountains for its indebtedness was $42.0 million, $42.6 million, and $44.6 million in 2014, 2013 and 2012.

NOTE 8. Income Taxes

The Company and its Bermuda domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law.  In the event there is a change in the current law such that taxes are imposed, the Company and its Bermuda domiciled subsidiaries would be exempt from such tax until March 31, 2035, pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966. The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate.  The jurisdictions in which the Company’s subsidiaries and branches are subject to tax are Australia, Belgium, Canada, Denmark, Germany, Gibraltar, Israel, Luxembourg, Malaysia, the Netherlands, Peru, Singapore, Sweden, Switzerland, the United Kingdom and the United States.
The total income tax (expense) benefit for the years ended December 31, 2014, 2013 and 2012 consisted of the following:

	Year Ended December 31,
Millions	2014	2013	2012
Current tax (expense) benefit:
U.S. federal	$(6.2)	$(19.0)	$8.2
State	(4.8)	(1.4)	(3.4)
Non-U.S.	(45.0)	(16.5)	(5.9)
Total current tax expense	(56.0)	(36.9)	(1.1)
Deferred tax (expense) benefit:
U.S. federal	13.6	(24.4)	(55.5)
State	—	—	—
Non-U.S.	(10.9)	(15.3)	72.3
Total deferred tax benefit (expense)	2.7	(39.7)	16.8
Total income tax (expense) benefit	$(53.3)	$(76.6)	$15.7

Effective Rate Reconciliation
A reconciliation of taxes calculated using the 35% U.S. statutory rate (the tax rate at which the majority of White Mountains’s worldwide operations are taxed) to the income tax (expense) benefit on pre-tax income follows:

	Year Ended December 31,
Millions	2014	2013	2012
Tax (expense) benefit at the U.S. statutory rate	$(105.6)	$(120.7)	$(92.0)
Differences in taxes resulting from:
Non-U.S. earnings, net of foreign taxes	77.7	82.9	43.0
Change in valuation allowance	(18.1)	(33.6)	(14.1)
Withholding tax	(5.6)	(1.7)	(2.9)
Tax exempt interest and dividends	4.4	3.2	3.1
Tax reserve adjustments	(2.2)	(10.2)	(1.3)
Purchase of subsidiaries	(.3)	5.3	5.1
Tax rate change enacted in Sweden	—	—	65.4
Tax rate change enacted in Luxembourg	—	—	7.2
Other, net	(3.6)	(1.8)	2.2
Total income tax (expense) benefit on pre-tax income	$(53.3)	$(76.6)	$15.7
In 2012, new tax legislation was enacted in Sweden, which was effective January 1, 2013, that reduces the corporate tax rate from 26.3% to 22.0%. This resulted in a reduction of $65.4 million in Sirius Group’s net deferred tax liabilities in Sweden.
The non-U.S. component of pre-tax income was $338.5 million, $294.3 million and $250.0 million for the years ended December 31, 2014, 2013 and 2012.

Tax Payments and Receipts
Net income tax payments to (receipts from) national governments (primarily the United States) totaled $9.4 million, $13.9 million, and $17.5 million for the years ended December 31, 2014, 2013 and 2012.

Deferred Tax Inventory
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes.
An outline of the significant components of White Mountains’s deferred tax assets and liabilities follows:

	December 31,
Millions	2014	2013
Deferred income tax assets related to:
Non-U.S. net operating loss carryforwards	$427.4	$520.6
U.S. federal net operating and capital loss carryforwards	213.4	148.6
Loss reserve discount	79.3	74.9
Unearned premiums	46.0	38.9
Incentive compensation	42.0	53.9
Tax credit carryforwards	25.8	23.1
Runoff Transaction	12.6	24.2
Deferred compensation	8.9	10.3
Accrued interest	5.3	1.1
Fixed assets	3.6	4.9
Other items	8.4	6.9
Total gross deferred income tax assets	872.7	907.4
Less: valuation allowances	(274.6)	(289.8)
Total net deferred income tax assets	598.1	617.6
Deferred income tax liabilities related to:
Safety reserve	295.7	357.2
Net unrealized investment gains	45.3	44.6
Deferred acquisition costs	40.5	33.0
Investment basis difference	22.9	3.0
Members surplus contributions	10.3	5.4
Purchase accounting	7.0	7.2
Pension and benefit accruals	—	3.4
Other items	3.1	7.9
Total deferred income tax liabilities	424.8	461.7
Net deferred tax asset	$173.3	$155.9

White Mountains’s deferred tax assets are net of U.S. federal, state, and non-U.S. valuation allowances and, to the extent they relate to non-U.S. jurisdictions, they are shown at year-end exchange rates.
Of the $173.3 million net deferred tax asset as of December 31, 2014, $214.0 million relates to net deferred tax assets in U.S. subsidiaries, $240.5 million relates to net deferred tax assets in Luxembourg subsidiaries, $1.6 million relates to net deferred tax assets in United Kingdom subsidiaries and $282.8 million relates to net deferred tax liabilities in Sweden subsidiaries.

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
Of the $274.6 million valuation allowance as of December 31, 2014, $164.8 million relates to deferred tax assets on net operating losses and unrealized gains and losses in Luxembourg subsidiaries (discussed under “Net Operating Loss and Capital Loss Carryforwards”), $107.6 million relates to deferred tax assets on U.S. losses and other federal deferred tax benefits, $1.9 million relates to net operating losses in the Israel subsidiaries and $0.3 million relates to net operating losses in the Netherlands subsidiaries. Of the $289.8 million valuation allowance as of December 31, 2013, $195.8 million relates to deferred tax assets on net operating losses in Luxembourg subsidiaries (discussed under “Net Operating Loss and Capital Loss Carryforwards”), $93.7 million relates to deferred tax assets on U.S. losses and other federal deferred tax benefits; and $0.3 million relates to net operating losses in the Netherlands subsidiaries.

Luxembourg
During 2014 and 2013, White Mountains recorded a net tax expense of $1.2 million and $1.4 million which consisted of a tax benefit of $14.3 million and $16.7 million from the release of valuation allowances against deferred tax assets and a tax expense of $15.5 million and $18.1 million to establish valuation allowances against deferred tax assets related to additional net operating loss carryforwards at certain Luxembourg-domiciled subsidiaries.
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

United States
During 2014 and 2013, White Mountains recorded tax expense of $7.2 million and $16.6 million to establish a valuation allowance against deferred tax assets of Guilford Holdings, Inc. and subsidiaries (“Guilford”), as White Mountains management does not anticipate sufficient taxable income to utilize the deferred tax assets.  Guilford consists of service companies and certain other investments that are included in the Other Operations segment.
During the fourth quarter 2012, White Mountains recorded tax expense of $3.9 million to establish a valuation allowance against deferred tax assets related to foreign tax credit carryforwards at Sirius Re Holdings, Inc. and subsidiaries (“SRHI”) that expire in 2016 and 2017. At that time, SRHI was no longer expected to generate sufficient taxable income to utilize these credits before they expired. The majority of these credits of $3.8 million related to taxes paid by the Canadian branch of SRHI.
During 2014, SRHI amended Canadian tax returns for the years 2006 through 2012. This resulted in the Canadian taxes between 2006 and 2011 being reduced to zero with an increase in Canadian taxes for 2012. The majority of tax credits associated with the Canadian tax expire in 2022. SRHI projects there will be sufficient taxable income to utilize the foreign tax credits before they expire. As a result, the valuation allowance related to the $3.8 million was reversed. SRHI still has $0.1 million of a valuation allowance on foreign tax credits, which will expire in 2016 and 2017. SRHI has an additional $12.1 million of foreign tax credits that will expire between the years 2018 and 2024, which are expected to be fully utilized.

During 2014 and 2013, White Mountains recorded tax expense of $8.5 million and $21.3 million to establish valuation allowances against deferred tax assets of BAM, as it is uncertain if it will have sufficient taxable income to utilize its deferred tax assets. Also during 2014 and 2013, BAM has income in other comprehensive income that is available to offset its loss from continuing operations, as a result, BAM recorded a tax benefit of $4.9 million and $5.4 million, respectively, in continuing operations, with an offsetting tax expense in other comprehensive income. However, since BAM is a mutual insurance company that is owned by its members, its results do not affect White Mountains’s common shareholders’ equity, as they are attributable to non-controlling interests.
During 2014, Houston General Insurance Exchange (“Houston General Insurance”) recorded tax expense of $0.1 million, as it is uncertain if it will have sufficient taxable income to utilize its deferred tax assets. During 2013, Houston General Insurance recorded a tax benefit of $6.0 million to reduce a valuation allowance primarily due to the restructuring of a surplus note. Houston General Insurance is a reciprocal, which is included in the Company’s consolidated results as a variable interest entity. See Note 18.
During 2014, SSIE recorded tax expense of $3.2 million, as it is uncertain if it will have sufficient taxable income to utilize its deferred tax assets. SSIE is a reciprocal, which is included in the Company’s consolidated results as a variable interest entity. See Note 18.

Net Operating Loss and Capital Loss Carryforwards
Net operating loss and capital loss carryforwards as of December 31, 2014, the expiration dates and the deferred tax assets thereon are as follows:

	December 31, 2014
Millions	United States	Luxembourg	Sweden	Netherlands	UK	Israel	Total
2014	$—	$—	$—	$—	$—	$—	$—
2015 - 2019	1.1	—	—	.5	—	—	1.6
2020 - 2024	9.6	—	—	.8	—	—	10.4
2025 - 2034	621.6	—	—	—	—	—	621.6
No expiration date	—	1,417.5	106.0	—	5.8	7.1	1,536.4
Total	$632.3	$1,417.5	$106.0	$1.3	$5.8	$7.1	$2,170.0
Gross deferred tax asset	$213.4	$414.2	$9.8	$.3	$1.2	$1.9	$640.8
Valuation allowance	(97.2)	(166.1)	—	(.3)	—	(1.9)	(265.5)
Net deferred tax asset	$116.2	$248.1	$9.8	$—	$1.2	$—	$375.3

White Mountains expects to utilize net operating loss carryforwards in Luxembourg of $983.4 million but does not expect to utilize the remainder as they belong to companies that are not expected to have sufficient income in the future.  These losses primarily relate to tax deductible write-downs in 2007 and 2008 of investments in U.S. subsidiaries held by Luxembourg subsidiaries.  Included in the U.S. net operating loss carryforwards are losses of $32.2 million subject to an annual limitation on utilization under Internal Revenue Code Section 382.  These loss carryforwards will begin to expire in 2021. As of December 31, 2014, there are U.S. foreign tax credit carryforwards available of $12.7 million, which begin to expire in 2016.  As of December 31, 2014, there are U.S. alternative minimum tax credit carryforwards of $2.0 million which do not expire. As of December 31, 2014, there are U.S. low income housing credit carryforwards of $11.1 million, which begin to expire in 2031.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Millions	Permanent Differences(1)	Temporary Differences(2)	Interest and Penalties(3)	Total
Balance at January 1, 2012	$9.6	$49.1	$6.8	$65.5
Changes in prior year tax positions	.5	—	1.4	1.9
Tax positions taken during the current year	—	(20.2)	—	(20.2)
Lapse in statute of limitations	—	—	—	—
Settlements with tax authorities	(.4)	—	(.2)	(.6)
Balance at December 31, 2012	9.7	28.9	8.0	46.6
Changes in prior year tax positions	.6	(7.1)	1.7	(4.8)
Tax positions taken during the current year	7.9	.7	—	8.6
Settlements with tax authorities	—	—	(.4)	(.4)
Balance at December 31, 2013	18.2	22.5	9.3	50.0
Changes in prior year tax positions	(2.0)	(.8)	(2.0)	(4.8)
Tax positions taken during the current year	5.6	8.1	—	13.7
Lapse in statute of limitations	(.8)	—	(.3)	(1.1)
Settlements with tax authorities	(.6)	—	(.3)	(.9)
Balance at December 31, 2014	$20.4	$29.8	$6.7	$56.9

(1)	Represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate.

(2)
Represents the amount of unrecognized tax benefits that, if recognized would create a temporary difference between the reported amount of an item in the Company’s Consolidated Balance Sheet and its tax basis.

(3)	Net of tax benefit.

If White Mountains determines in the future that its reserves for unrecognized tax benefits on permanent differences and interest and penalties are not needed, the reversal of $27.1 million of such reserves as of December 31, 2014 would be recorded as an income tax benefit and would impact the effective tax rate. If White Mountains determines in the future that its reserves for unrecognized tax benefits on temporary differences are not needed, the reversal of $29.8 million of such reserves as of December 31, 2014 would not impact the effective tax rate due to deferred tax accounting but would accelerate the payment of cash to the taxing authority. The vast majority of White Mountains’s reserves for unrecognized tax benefits on temporary differences relate to deductions for loss reserves where the timing of the deductions is uncertain.
White Mountains classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. During the years ended December 31, 2014, 2013 and 2012, White Mountains recognized $(2.6) million, $1.3 million, $1.2 million in net interest (income) expense. The balance of accrued interest as of December 31, 2014 and 2013 is $6.7 million and $9.3 million, net of any tax benefit.

Tax Examinations
With few exceptions, White Mountains is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2005.
The IRS concluded an examination of income tax returns for 2005 and 2006 for certain U.S. subsidiaries of OneBeacon. On February 14, 2014, White Mountains received Form 870-AD (Offer to Waive Restrictions on Assessment and Collection Tax Deficiency and to Accept Over Assessment) from the IRS Appeals Office relating to the examination of tax years 2005 and 2006. All disputed items have now been agreed to and resolved with the Joint Committee. The total assessment, including interest, is $3.3 million. As the receipt of the Form 870-AD described above represents formal settlement, White Mountains recorded a tax benefit of approximately $5.0 million in the first quarter of 2014 relating to the settlement of the IRS examination for tax years 2005 and 2006.

On July 28, 2011, the IRS commenced an examination of the income tax returns 2007, 2008 and 2009 for certain U.S. subsidiaries of OneBeacon. On July 17, 2013, White Mountains received a revised Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2007, 2008 and 2009. The estimated total assessment, including interest, utilization of alternative minimum and foreign tax credit carryovers and capital loss carrybacks, is $72.9 million. However, $60.2 million of the proposed adjustments relate to items for which the expense deduction has been disallowed in a year being examined, but ultimate deductibility is highly certain to occur in a later period. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the deduction in the exam period would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority. White Mountains disagrees with the adjustments proposed by the IRS and is defending its position. Although the timing of the resolution of these issues is uncertain, it is reasonably possible that the resolution could occur within the next twelve months. An estimate of the range of potential outcomes cannot be made at this time. When ultimately settled, White Mountains does not expect the resolution of this examination to result in a material change to its financial position, results of operations and cash flows.
On September 2, 2013, the IRS commenced an examination of the income tax returns 2010, 2011 and 2012 for certain U.S. subsidiaries of OneBeacon. White Mountains does not expect the resolution of this examination to result in a material change to its financial position, results of operations and cash flows.
On December 18, 2014, the IRS commenced an examination of the 2012 income tax return for Guilford Holdings, Inc. and subsidiaries. White Mountains does not expect the resolution of this examination to result in a material change to its financial position, results of operations and cash flows.

Note 9. Derivatives

Variable Annuity Reinsurance

White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan.  As of December 31, 2014, the total guarantee value was approximately ¥134.2 billion (approximately $1.1 billion at exchange rates on that date).  The collective account values of the underlying variable annuities were approximately 113% of the guarantee value as of December 31, 2014.
The following table summarizes the pre-tax operating results of WM Life Re for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
Millions	2014	2013	2012
Fees, included in other revenue	$18.6	$25.0	$31.8
Change in fair value of variable annuity liability, included in other revenue	52.9	378.5	312.8
Change in fair value of derivatives, included in other revenue	(72.4)	(402.0)	(339.0)
Foreign exchange, included in other revenue	(3.2)	(14.5)	(30.3)
Other investment income and (losses) gains	(1.4)	(7.1)	2.5
Total revenues	(5.5)	(20.1)	(22.2)
Change in fair value of variable annuity death benefit liabilities, included in general and administrative expenses	.6	10.2	14.2
Death benefit claims paid, included in general and administrative expenses	(.1)	(1.9)	(5.7)
General and administrative expenses	(4.3)	(4.9)	(5.2)
Pre-tax loss	$(9.3)	$(16.7)	$(18.9)

During 2013, the ratio of annuitants’ aggregate account values to the aggregate guarantee value provided by WM Life Re increased, and as a result, annuitants surrendered their policies at higher rates than WM Life Re observed in the past. In response to this trend, WM Life Re adjusted the projected surrender assumptions used in the valuation of its variable annuity reinsurance liability upward. In 2014, surrender rates continued to outpace assumptions and WM Life Re again adjusted the projected surrender assumptions. For the years ended December 31, 2014 and 2013, the change in the fair value of the variable annuity liability included $0.2 million of losses and $7.2 million of gains, respectively, associated with changes in projected surrender assumptions. There was no change in projected surrender assumptions in 2012.
All of White Mountains’s variable annuity reinsurance liabilities were classified as Level 3 measurements as of December 31, 2014.

The following summarizes realized and unrealized gains (losses) recognized in other revenues for the years ended December 31, 2014, 2013 and 2012 and the carrying values as of December 31, 2014 and 2013 by type of derivative instrument:

				Carrying Value
	Year Ended December 31,			December 31,
Millions	2014	2013	2012	2014	2013
Fixed income/interest rate	$(33.7)	$(108.7)	$(149.5)	$(1.7)	$(9.7)
Foreign exchange	(1.3)	(96.7)	(102.3)	44.1	58.0
Equity	(37.4)	(196.6)	(87.2)	14.0	20.9
Total	$(72.4)	$(402.0)	$(339.0)	$56.4	$69.2

The following table summarizes the changes in White Mountains’s variable annuity reinsurance liabilities and derivative instruments for the year ended December 31, 2014, 2013 and 2012:

	Variable Annuity (Liabilities)		Derivative Instruments
Millions	Level 3		Level 3(1)(6)	Level 2(1)(2)	Level 1(3)	Total(4)
Balance at January 1, 2014	$(52.8)		$63.4	$4.7	$1.1	$69.2
Purchases	—		—	—	—	—
Realized and unrealized gains (losses)	53.5	(5)	(38.6)	(71.0)	37.2	(72.4)
Transfers in (out)	—		—	—	—	—
Sales/settlements	—		(5.9)	100.1	(34.6)	59.6
Balance at December 31, 2014	$.7		$18.9	$33.8	$3.7	$56.4

	Variable Annuity (Liabilities)		Derivative Instruments
Millions	Level 3		Level 3(1)(6)	Level 2(1)(2)	Level 1(3)	Total(4)
Balance at January 1, 2013	$(441.5)		$140.5	$(20.5)	$(21.7)	$98.3
Purchases	—		59.4	—	—	59.4
Realized and unrealized gains (losses)	388.7	(5)	(136.5)	(196.1)	(69.4)	(402.0)
Transfers in (out)	—		—	—	—	—
Sales/settlements	—		—	221.3	92.2	313.5
Balance at December 31, 2013	$(52.8)		$63.4	$4.7	$1.1	$69.2

	Variable Annuity (Liabilities)		Derivative Instruments
Millions	Level 3		Level 3(1)(6)	Level 2(1)(2)	Level 1(3)	Total(4)
Balance at January 1, 2012	$(768.5)		$247.1	$39.2	$4.1	$290.4
Purchases	—		6.1	—	—	6.1
Realized and unrealized gains (losses)	327.0	(5)	(84.0)	(186.9)	(68.1)	(339.0)
Transfers in (out)	—		—	—	—	—
Sales/settlements	—		(28.7)	127.2	42.3	140.8
Balance at December 31, 2012	$(441.5)		$140.5	$(20.5)	$(21.7)	$98.3

(1)	Consists of over-the-counter instruments.

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

(4)
In addition to derivative instruments, WM Life Re held cash, short-term and fixed maturity investments of $33.2, $81.3 and $393.6 as of December 31, 2014, 2013 and 2012 posted as collateral to its reinsurance counterparties.

(5)
Includes $0.6, $10.2, $14.2 for December 31, 2014, 2013 and 2012 related to the change in the fair value of variable annuity death benefit liabilities, which are included in general and administrative expenses.

(6) Consists of foreign currency options and equity options.

In addition, WM Life Re held cash and short-term investments posted as collateral to its variable annuity reinsurance and derivatives counterparties. The total collateral includes the following:

	December 31,
Millions	2014	2013
Cash	$23.7	$56.1
Short-term investments	—	2.0
Fixed maturity investments	9.5	23.2
Total	$33.2	$81.3

Collateral in the form of fixed maturity securities consists of Government of Japan Bonds, which are recorded at fair value. Collateral in the form of short-term investments consists of money-market instruments, carried at amortized cost, which approximates fair value.
All of White Mountains’s variable annuity reinsurance liabilities were classified as Level 3 measurements as of December 31, 2014 and 2013. The fair value of White Mountains’s variable annuity reinsurance liabilities are estimated using actuarial and capital market assumptions related to the projected discounted cash flows over the term of the reinsurance agreement. Assumptions regarding future policyholder behavior, including surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimates. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as the variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value estimates. Generally, the liabilities associated with these guarantees increase with declines in the equity markets, interest rates and currencies against the Japanese yen, as well as with increases in market volatilities. White Mountains uses derivative instruments, including put options, interest rate swaps, total return swaps on bond and equity indices and forwards and futures contracts on major equity indices, currency pairs and government bonds, to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. The types of inputs used to estimate the fair value of these derivative instruments, with the exception of actuarial assumptions regarding policyholder behavior and risk margins, are generally the same as those used to estimate the fair value of variable annuity liabilities.
The following summarizes quantitative information about significant unobservable inputs associated with the fair value estimates for variable annuity reinsurance liabilities and derivative instruments that have been classified as Level 3 measurements:

($ in Millions)	December 31, 2014
Description	Fair Value	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Variable annuity benefit guarantee asset	$.7	Discounted cash flows	Surrenders
			0-1 year	0.2%	-	40.0%	40.0%
			1-2 years	0.1%	-	40.0%	32.1%
			Mortality	0.0%	-	5.9%	1.0%
			Foreign exchange volatilities
			0-1 year	12.6%	-	15.1%	13.3%
			1-2 years	11.7%	-	13.8%	12.6%
			Index volatilities
			0-1 year	24.0%	-	26.6%	25.6%
			1-2 years	19.4%	-	23.1%	21.8%
Foreign Exchange Options	$7.2	Counterparty valuations, adjusted for unwind quote discount	Adjustment to counterparty valuations	(0.5)%	-	11.6%	3.6%

Equity Index Options	$11.7	Counterparty valuations, adjusted for unwind quote discount	Adjustment to counterparty valuations	0.7%	-	6.5%	2.0%

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
In the case of exchange traded instruments, WM Life Re has exposure to credit risk for amounts uncollateralized by margin balances. WM Life Re has entered into master netting agreements with certain of its counterparties whereby the collateral provided (held) is calculated on a net basis. The following summarizes amounts offset under master netting agreements:

	December 31, 2014			December 31, 2013
Millions	Gross asset amounts before offsets(1)	Gross liability amounts offset under master netting arrangements	Net amounts recognized in Other Assets	Gross asset amounts before offsets(1)	Gross liability amounts offset under master netting arrangements	Net amounts recognized in Other Assets
Interest rate contracts
OTC	$1.0	$(5.4)	$(4.4)	$2.4	$(11.7)	$(9.3)
Exchange traded	2.8	(.1)	2.7	1.0	(1.6)	(.6)
Foreign exchange contracts
OTC	45.5	—	45.5	67.8	(12.0)	55.8
Exchange traded	—	(1.4)	(1.4)	2.3	—	2.3
Equity contracts
OTC	11.7	(.2)	11.5	30.7	(9.2)	21.5
Exchange traded	3.4	(.9)	2.5	1.8	(2.3)	(.5)
Total(2)	$64.4	$(8.0)	$56.4	$106.0	$(36.8)	$69.2
(1) Amount equal to fair value of instrument as recognized in other assets.
(2) All derivative instruments held by WM Life Re are subject to master netting arrangements.

The following summarizes the value, collateral held or provided by WM Life Re and net exposure to credit losses on OTC and exchange traded derivative instruments by counterparty recorded within other assets:

	December 31, 2014
Millions	Net amount of assets reflected in Balance Sheet	Collateral provided to counterparty - Cash	Collateral provided to counter-party - Financial Instruments	Net amount of exposure after effect of collateral provided	Excess collateral provided to counter-party- Cash	Excess collateral provided - Financial Instruments	Counter-party collateral held by WM Life Re - Cash	Net amount of exposure to counter-party	Standard & Poor's Rating(1)
JP Morgan	$24.3	$—	$—	$24.3	$—	$—	$8.8	$15.5	A	+
Bank of America	5.6	—	—	5.6	—	—	—	5.6	A
Nomura	(3.5)	3.5	—	—	1.7	9.5	—	11.2	BBB	+
Citigroup - OTC	22.2	—	—	22.2	—	—	1.1	21.1	A
Citigroup - Exchange Traded	3.7	—	—	3.7	16.0	—	—	19.7	A
Royal Bank of Scotland	4.0	—	—	4.0	—	—	—	4.0	A	-
Barclays	.1	—	—	.1	—	—	—	.1	A
Total	$56.4	$3.5	$—	$59.9	$17.7	$9.5	$9.9	$77.2

	December 31, 2013
Millions	Net amount of assets reflected in Balance Sheet	Collateral provided to counterparty - Cash	Collateral provided to counter-party - Financial Instruments	Net amount of exposure after effect of collateral provided	Excess collateral provided to counter-party- Cash	Excess collateral provided - Financial Instruments	Counter-party collateral held by WM Life Re- Cash	Net amount of exposure to counter-party	Standard & Poor's Rating(1)
JP Morgan	$9.1	$—	$—	$9.1	$22.0	$—	$—	$31.1	A	+
Bank of America	27.2	—	—	27.2	—	—	—	27.2	A
Nomura	(.4)	—	.4	—	—	22.8	.8	22.0	BBB	+
Citigroup - OTC	19.4	—	—	19.4	2.3	—	—	21.7	A
Citigroup - Exchange Traded	1.2	—	—	1.2	19.8	—	—	21.0	A
Royal Bank of Scotland	11.3	—	—	11.3	—	—	—	11.3	A	-
Barclays	1.4	—	—	1.4	—	—	—	1.4	A
Total	$69.2	$—	$.4	$69.6	$44.1	$22.8	$.8	$135.7

(1)
Standard & Poor’s ratings as detailed above are:  “A+” (Strong, which is the fifth highest of twenty-one creditworthiness ratings),“A” (which is the sixth highest of twenty-one creditworthiness ratings), “A-” (which is the seventh highest of twenty-one creditworthiness ratings), and BBB+ (which is the eighth highest of twenty-one creditworthiness ratings).

Forward Contracts

Beginning in September 2012, White Mountains entered into foreign currency forward contracts at Sirius Group. White Mountains monitors its exposure to foreign currency and adjusts its forward positions within the risk guidelines and ranges established by senior management for each foreign currency, as necessary. While White Mountains actively manages its forward positions, mismatches between movements in foreign currency rates and its forward contracts may result in foreign currency positions being outside the pre-defined ranges and/or foreign currency losses. As of December 31, 2014, White Mountains held approximately $33.1 million (SEK 257.5 million) total gross notional value of foreign currency forward contracts.
All of White Mountains’s forward contracts are traded over-the-counter. The fair value of the contracts has been estimated using OTC quotes for similar instruments and accordingly, the measurements have been classified as Level 2 measurements as of December 31, 2014.
The net realized and unrealized derivative gains (losses) recognized in net realized and unrealized investment gains (losses) for the years ended December 31, 2014 and 2013 were 0.3 million and (0.1) million.
All of White Mountains’s forward contracts are subject to master netting agreements. The following summarizes amounts offset under master netting agreements. As of December 31, 2014, the gross liability amount offset under master netting arrangements and net amounts recognized in other investments approximately offset each other. As of December 31, 2013, the gross liability amount offset under master netting arrangements and the net amount recognized in other investments was $(0.1) million.
White Mountains does not hold or provide any collateral for the forward contracts.  The following table summarizes the notional amounts and the uncollateralized balances associated with foreign currency forward contracts:

	December 31, 2014			December 31, 2013
Millions	Notional Amount	Carrying Value	Standard & Poor's Rating(1)	Notional Amount	Carrying Value
Barclays Bank Plc	$2.1	$—	A	$5.8	$—
Deutsche Bank	—	—	A	7.7	—
Goldman Sachs	8.7	—	A	2.1	—
HSBC Bank Plc	11.2	—	AA-	3.3	(.1)
JP Morgan	5.7	—	A+	1.3	—
Royal Bank of Canada	5.4	—	AA-	.2	—
Total	$33.1	$—		$20.4	$(.1)

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
The Interest Rate Cap does not qualify for hedge accounting. It is recorded in other assets at fair value. Changes in fair value are recognized as unrealized gains or losses and are presented within other revenues. Collateral held is recorded within short-term investments with an equal amount recognized as a liability to return collateral. The fair value of the interest rate cap has been estimated using a single broker quote and accordingly, has been classified as a Level 3 measurement as of December 31, 2014.
The following table summarizes the change in the fair value of the Interest Rate Cap for the year ended December 31, 2014:

	December 31,
Millions	2014	2013
Beginning of period	$11.1	$—
Purchases	—	9.9
Net realized and unrealized gains	(7.0)	1.2
Sales/settlements	—	—
End of period	$4.1	$11.1

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

	December 31, 2014
Millions	Collateral Balances Held	Standard & Poor’s Rating(1)
Barclays Bank Plc	$3.0	A
Nordea Bank Finland Plc	1.3	AA-
Total	$4.3

(1)
Standard & Poor’s ratings as detailed above are: “A” (Strong, which is the sixth highest of twenty-one creditworthiness ratings) and “AA-” (Very Strong, which is the fourth highest of twenty-one creditworthiness ratings).

Weather Derivatives
For the year ended December 31, 2014 and 2013, Sirius Group recognized $0.2 million and $0.6 million of net gains on its weather and weather contingent derivatives portfolio. The fair values of the assumed contracts are subject to change in the near-term and reflect management’s best estimate based on various factors including, but not limited to, observed and forecasted weather conditions, changes in interest or foreign currency exchange rates and other market factors. Estimating the fair value of derivative instruments that do not have quoted market prices requires management’s judgment in determining amounts that could reasonably be expected to be received from or paid to a third party to settle the contracts. Such amounts could be materially different from the amounts that might be realized in an actual transaction to settle the contract with a third party. Because of the significance of the unobservable inputs used to estimate the fair value of Sirius Group’s weather risk contracts, the fair value measurements of the contracts are deemed to be Level 3 measurements in the fair value hierarchy.

Tranzact Interest Rate Swap

Tranzact has a $70.0 million term loan facility (see Note 7) that carries a variable rate equal to the U.S. dollar LIBOR rate, plus an applicable margin. At December 31, 2014 the variable interest rate on the term loan was 4.15575%, including a margin over LIBOR of 2.5%. Effective October 10, 2014, to effectively fix the rate it pays on this term loan, Tranzact entered into an interest rate swap agreement with a notional amount of $70.0 million at inception, which decreases over the term of the swap by amounts equivalent to scheduled principal repayments made on Tranzact’s term loan. As of December 31, 2014, the notional amount was $68.7 million, which was equal to the amount then outstanding under the $70.0 million term loan. Under the terms of the swap agreement, Tranzact pays a fixed rate of 1.34% and receives a variable rate, which is reset monthly, based on the then-current U.S. dollar LIBOR rate. The variable rate received by Tranzact under the swap agreement was 0.1518% at inception and 0.1558% at December 31, 2014.
The swap is measured at fair value with changes therein recognized within other revenues and is accounted for as a non-hedge derivative instrument. As of December 31, 2014, the estimated fair value of the swap was less than $0.1 million. There are no collateral arrangements associated with the swap.

Note 10. Municipal Bond Guarantee Insurance

In 2012, HG Global was capitalized with $594.5 million from White Mountains and $14.5 million from non-controlling interests to fund BAM, a newly formed mutual municipal bond insurer. As of December 31, 2014, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of BAM surplus notes. HG Global provides first loss reinsurance protection for policies underwritten by BAM of up to 15% of par outstanding on a per policy basis through HG Re, which had statutory capital of $449.1 million and $436.9 million as of December 31, 2014 and 2013. HG Re’s obligations to BAM are collateralized in trusts, and there is an aggregate loss limit that is equal to the total assets in the collateral trusts at any point in time. At December 31, 2014 and 2013, the collateral trusts held assets of $120.0 million and $105.4 million. As of December 31, 2014 and 2013, HG Global had pre-tax income of $18.3 million and $38.1 million, which included $15.7 million and $40.2 million of interest income on the BAM surplus notes. As of December 31, 2014 and 2013, BAM had a pre-tax loss of $40.5 million and $78.6 million that was recorded in net loss attributable to non-controlling interests, which included $15.7 million and $40.2 million of interest expense on the BAM surplus notes. As of December 31, 2014, HG Global has accrued $74.4 million of interest receivable on the BAM surplus notes.
The following table provides a schedule of BAM’s insured obligations:

	December 31, 2014	December 31, 2013
Contracts outstanding	1,750	701
Remaining weighted average contract period (in years)	12.8	13.8
Contractual debt service outstanding (in millions):
Principal	$12,362.5	$4,703.7
Interest	$7,086.9	$3,264.4
Gross unearned insurance premiums	$27.6	$13.2

NOTE 11. Earnings Per Share

Basic earnings per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities. Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding. The following table outlines the Company’s computation of earnings per share from continuing operations for the years ended December 31, 2014, 2013 and 2012 (see Note 22 for earnings per share amounts for discontinued operations):

	Year Ended December 31,
	2014	2013	2012
Basic and diluted earnings per share numerators (in millions):
Net income from continuing operations attributable to White Mountains’s common shareholders	$316.1	$317.3	$322.4
Allocation of income for unvested restricted common shares(1)	(4.1)	(4.7)	(4.3)
Dividends declared on participating restricted common shares(1)	(.1)	(.1)	(.1)
Total allocation to restricted common shares	(4.2)	(4.8)	(4.4)
Net income attributable to White Mountains’s common shareholders, net of restricted share amounts	$311.9	$312.5	$318.0
Undistributed net earnings (in millions):
Net income attributable to White Mountains’s common shareholders, net of restricted common share amounts	$311.9	$312.5	$318.0
Dividends declared net of restricted common share amounts(1)	(6.1)	(6.1)	(6.5)
Total undistributed net earnings, net of restricted common share amounts	$305.8	$306.4	$311.5
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	6,104.9	6,200.4	6,799.8
Average unvested restricted common shares(2)	(78.9)	(91.4)	(91.1)
Basic earnings per share denominator	6,026.0	6,109.0	6,708.7
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	6,104.9	6,200.4	6,799.8
Average unvested restricted common shares(2)	(78.9)	(91.4)	(91.1)
Average outstanding dilutive options to acquire common shares(3)	—	—	—
Diluted earnings per share denominator	6,026.0	6,109.0	6,708.7
Basic earnings per share (in dollars):
Net income attributable to White Mountains’s common shareholders	$51.77	$51.15	$47.41
Dividends declared and paid	(1.00)	(1.00)	(1.00)
Undistributed earnings	$50.77	$50.15	$46.41
Diluted earnings per share (in dollars)
Net income attributable to White Mountains’s common shareholders	$51.77	$51.15	$47.41
Dividends declared and paid	(1.00)	(1.00)	(1.00)
Undistributed earnings	$50.77	$50.15	$46.41

(1)	Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.

(2)	Restricted common shares outstanding vest either in equal annual installments or upon a stated date (see Note 13).

(3)
The diluted earnings per share denominator for the years ended December 31, 2014, 2013 and 2012 do not include the impact of 125,000 common shares issuable upon exercise of the non-qualified options outstanding as they are anti-dilutive to the calculation.

NOTE 12. Retirement and Postretirement Plans

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
The following tables set forth the obligations and funded status, assumptions, plan assets and cash flows associated with the Plans as of December 31, 2014 and 2013:

	Pension Benefits December 31,
Millions	2014	2013
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$102.9	$119.5
Service cost	.6	.8
Interest cost	4.7	4.2
Special termination benefits expense	.3	.3
Assumption changes	17.5	(13.0)
Actuarial loss (gain)	1.1	(.5)
Benefits and expenses paid with plan assets	(5.2)	(6.2)
Benefits paid directly by OneBeacon	(2.2)	(2.2)
Projected benefit obligation at end of year	$119.7	$102.9
Change in plan assets:
Fair value of plan assets at beginning of year	$142.8	$124.7
Actual return on plan assets	8.4	24.3
Benefits and expenses paid	(5.2)	(6.2)
Fair value of plan assets at end of year	$146.0	$142.8
Funded status at end of year	$26.3	$39.9

The funded status of the consolidated pension plans as of December 31, 2014 was $26.3 million, which represents an over-funding of $53.4 million related to the Qualified Plan and an under-funding of $27.1 million related to the Non-qualified Plan. The Non-qualified Plan, which is unfunded, does not hold any assets. OneBeacon has set aside $18.2 million in an irrevocable rabbi trust for the benefit of Non-qualified Plan participants. Assets held in the rabbi trust are not reflected in the funded status of the consolidated pension plans as presented.
Amounts recognized in the financial statements as of December 31, 2014 and 2013 consist of:

	December 31,
Millions	2014	2013
Net assets of the Qualified Plan recorded in other assets	$53.4	$64.1
Net liabilities of the Non-qualified Plan recorded in other liabilities	(27.1)	(24.2)
Net amount accrued in the financial statements	$26.3	$39.9

Information for the Non-qualified Plan, which had accumulated benefit obligations in excess of plan assets, was as follows:

	December 31,
Millions	2014	2013
Projected benefit obligation	$27.1	$24.2
Accumulated benefit obligation	$27.1	$24.2
Fair value of plan assets	$—	$—

Information for the Qualified Plan, which had accumulated benefit obligations less than plan assets, was as follows:

	December 31,
Millions	2014	2013
Projected benefit obligation	$92.6	$78.7
Accumulated benefit obligation	$92.6	$78.7
Fair value of plan net assets	$146.0	$142.8

The amounts recognized in accumulated other comprehensive income (loss) on a pre-tax basis and before non-controlling interest for the years ended December 31, 2014 and 2013 were as follows:

	December 31,
Millions	2014	2013
Accumulated other comprehensive income (loss) beginning balance	$10.5	$(21.2)
Increase (decrease) in accumulated other comprehensive income (loss):
Amortization of net actuarial losses recognized during the year	.3	.9
Net actuarial (losses) gains occurring during the year(1)	(18.8)	30.8
Accumulated other comprehensive (loss) income ending balance	$(8.0)	$10.5

(1)
Net actuarial gains (losses) resulted from investment returns and demographic experience different than assumed, as well as changes in assumptions in estimating the projected benefit obligation in the years ended December 31, 2014 and 2013.

During 2015, OneBeacon expects $1.2 million will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost. The components of net periodic benefit (income) cost for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
Millions	2014	2013	2012
Service cost	$.6	$.8	$.7
Interest cost	4.7	4.2	4.7
Expected return on plan assets	(8.5)	(7.1)	(6.9)
Amortization of unrecognized loss	.3	.9	.8
Net periodic pension income before settlements, curtailments and special termination benefits	(2.9)	(1.2)	(.7)
Settlement loss	—	—	.6
Special termination benefits expense(1)	.3	.3	.6
Total net periodic (income) benefit cost	$(2.6)	$(.9)	$.5

(1)	Special termination benefits represent additional payments made from the Qualified Plan to certain vested participants when their employment was terminated due to a reduction in force.

Assumptions
The weighted average discount rate assumptions used to determine benefit obligations was 3.91% and 4.66% as of December 31, 2014 and 2013. The weighted average assumptions used to determine net periodic benefit cost included a 4.66% discount rate and 6.00% expected long-term rate of return on plan assets for the year ended December 31, 2014.  The weighted average assumptions used to determine net periodic benefit cost included a 3.64% discount rate and 5.75% expected long-term rate of return on plan assets for the year ended December 31, 2013.
OneBeacon’s discount rate assumptions used to account for the Plans reflect the rates at which the benefit obligations could be effectively settled. In addition to consideration of published yields for high quality long-term corporate bonds, U.S. Treasuries and insurance company annuity contract pricings, consideration was given to cash flow matching analyses.
OneBeacon performed an analysis of expected long-term rates of return based on the allocation of its Qualified Plan assets as of December 31, 2013 and 2012 to develop expected rates of return for 2014 and 2013 for each significant asset class or economic indicator. A range of returns was developed based both on forecasts and on broad market historical benchmarks for expected return, correlation, and volatility for each asset class.

Plan Assets
The majority of the Qualified Plans’ invested assets are managed by Prospector Partners, LLC (“Prospector”), a related party (see Note 20). The investment policy places an emphasis on preserving invested assets through a diversified portfolio of high-quality income producing investments and equity investments.
The investment management process integrates the risks and returns available in the investment markets with the risks and returns available to the Qualified Plan in establishing the proper allocation of invested assets. The asset classes may include fixed maturity, equity, convertible fixed maturity investments, and cash and short-term investments.
The factors examined in establishing the appropriate investment mix include the outlook for risk and return in the various investment markets and sectors and the long-term need for capital growth.
The Qualified Plan’s investments are stated at fair value. Many factors are considered in arriving at fair market value. In general, fixed maturity investments such as corporate bonds and government securities are valued based on yields currently available on comparable securities of issuers with similar credit ratings. Shares of common and preferred stock are valued at quoted market prices when available.  Convertible fixed maturity investments are valued based on quoted market prices, analysis of listed markets and use of sensitivity analyses. Registered investment companies are valued at the net asset value as reported by the fund at year-end.
The fair value of the Qualified Plan’s assets and their related inputs as of December 31, 2014 and 2013 by asset category were as follows:

	December 31, 2014				December 31, 2013
Millions	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturity investments	$24.2	$—	$24.2	$—	$—	$—	$—	$—
Common equity securities	101.0	101.0	—	—	103.3	103.3	—	—
Convertible fixed maturity investments	12.8	—	12.8	—	29.9	—	29.9	—
Cash and short-term investments	5.2	4.8	.4	—	8.9	8.8	.1	—
Total	$143.2	$105.8	$37.4	$—	$142.1	$112.1	$30.0	$—

There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2014 and 2013.
The Qualified Plan’s asset allocations as of December 31, 2014 and 2013, by asset category were as follows:

	Plan Assets at December 31,
Asset Category	2014	2013
Fixed maturity investments	16.9%	—%
Common equity securities	70.6	72.7
Convertible fixed maturity investments	8.9	21.1
Cash and short-term investments	3.6	6.2
Total	100.0%	100.0%

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

Cash Flows
OneBeacon does not expect to make a contribution to its Qualified Plan in 2015. OneBeacon anticipates contributing $2.2 million to the Non-qualified Plan in 2015, for which OneBeacon has assets held in a rabbi trust.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Millions	Expected Benefit Payments
2015	$4.9
2016	5.3
2017	5.6
2018	5.9
2019	6.1
2020-2024	34.4

Other Benefit Plans
OneBeacon sponsors a defined contribution plan, the OneBeacon 401(k) Savings and Employee Stock Ownership Plan (“KSOP”), covering the majority of its employees. The contributory plan provides qualifying employees with matching contributions of 50% up to the first six percent of salary (subject to U.S. federal limits on allowable contributions in a given year). Total expense for matching contributions to the plan was $2.7 million, $2.3 million and $2.8 million in 2014, 2013 and 2012.
The employee stock ownership component of the KSOP provides all of its participants with an annual base contribution in common shares equal to 3% of their salary, up to the applicable Social Security wage base ($117,000 for 2014). Additionally, those participants not otherwise eligible to receive certain other OneBeacon benefits can earn a variable contribution of up to 6% of their salary, subject to the applicable IRS annual covered compensation limits ($260,000 for 2014) and contingent upon OneBeacon’s performance.  White Mountains recorded $4.4 million, $6.3 million and $4.8 million in compensation expense to pay benefits and allocate common shares to participant’s accounts for the years ended 2014, 2013 and 2012.
OneBeacon had a post-employment benefit liability, which primarily relates to disability coverage for former employees, of $4.8 million and $5.8 million as of December 31, 2014 and 2013.
Sirius Group sponsors an employee savings plan (defined contribution plan) covering the majority of its U.S. employees. The contributory plan provides qualifying employees with matching contributions of 100% up to the first 2% and 50% of the next 4% of salary (subject to U.S. federal limits on allowable contributions in a given year). Total expense for matching contributions to the plan was $0.7 million, $0.6 million and $0.6 million in 2014, 2013 and 2012. Additionally, all participants in the plan can earn a variable contribution of up to 7% of their salary, subject to the applicable IRS annual covered compensation limits ($260,000 for 2014) and contingent upon Sirius Group’s performance. Total expense for variable contributions to the plan was $0.5 million, $0.7 million and $0.4 million in 2014, 2013 and 2012.
Sirius Group funds other governmental pension plans and other employee savings plans in various countries for its global employees. As of December 31, 2014 and 2013, the projected benefit obligation of Sirius Group’s other governmental pension plans was $14.1 million and $13.1 million, and the funded status was $(1.8) million and $(1.0) million. The expense for those plans totaled $10.3 million, $9.7 million and $7.5 million in 2014, 2013 and 2012.

NOTE 13. Employee Share-Based Incentive Compensation Plans

White Mountains’s share-based incentive compensation plans are designed to incentivize key employees and service providers to maximize shareholder value over long periods of time. White Mountains believes that this is best pursued by utilizing a pay-for-performance program that closely aligns the financial interests of management with those of its shareholders. White Mountains accomplishes this by emphasizing highly variable long-term compensation that is contingent on performance over a number of years rather than entitlements. White Mountains expenses all its share-based compensation. As a result, White Mountains’s calculation of its owners’ returns includes the expense of all outstanding share-based compensation awards.

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
OneBeacon’s KSOP is an employer-funded benefit plan that provides all of its participants with an annual base contribution in common shares equal to 3% of their salary, up to the applicable Social Security wage base ($117,000 for 2014). Additionally, those participants not otherwise eligible to receive certain other OneBeacon benefits can earn a variable contribution of up to 6% of their salary, subject to the applicable IRS annual covered compensation limits ($260,000 for 2014) and contingent upon OneBeacon’s performance.

Performance Shares
Performance shares are designed to reward company-wide performance. The level of payout ranges from zero to two times the number of shares initially granted, depending on White Mountains’s financial performance. Performance shares become payable at the conclusion of a performance cycle (typically three years) if pre-defined financial targets are met.
The principal performance measure used for determining performance share payouts is after-tax growth in White Mountains’s intrinsic business value per share. The Compensation Committee historically has considered the growth in intrinsic business value per share to be based equally on the growth of economic value per share and growth in adjusted book value per share, both inclusive of dividends. Economic value is calculated by adjusting the GAAP book value per share for differences between the GAAP carrying values of certain assets and liabilities and White Mountains’s estimate of their underlying economic values (for example, the time value discount in loss reserves).

The following summarizes performance share activity for the years ended December 31, 2014, 2013 and 2012 for performance shares granted under the WTM Incentive Plan and the WTM Phantom Share Plan:

	Year Ended December 31,
	2014		2013		2012
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	119,220	$60.2	119,357	$29.4	150,064	$66.1
Shares paid or expired(1)	(37,130)	(26.7)	(47,310)	(11.0)	(68,357)	(58.3)
New grants	45,660	—	47,170	—	38,432	—
Assumed forfeitures and cancellations(2)(3)	(4,201)	(.7)	3	(.6)	(782)	.6
Expense recognized	—	15.3	—	42.4	—	21.0
Ending December 31,	123,549	$48.1	119,220	$60.2	119,357	$29.4

(1)
WTM performance shares payments in 2014 for the 2011-2013 performance cycle ranged from 88% to 131.5% of target. WTM performance shares payments in 2013 for the 2010-2012 performance cycle ranged from 33% to 98% of target. WTM performance share payments in 2012 for the 2009-2011 performance cycle ranged from 147% to 155% of target. As of December 31, 2012, White Mountains paid $9.9 as a partial payment for the 2010-2012 performance cycle.

(2)	On November 19, 2014, the Compensation Committee canceled 3,040 WTM performance shares for the 2014-2016 performance cycle and issued the same number of WTM restricted shares.

(3)	Amounts include changes in assumed forfeitures, as required under GAAP.

For the 2011-2013 performance cycle, the Company issued common shares for 3,570 performance shares earned and all other performance shares earned were settled in cash. For the 2009-2011 performance cycle, the Company issued common shares for 9,577 performance shares earned and all other performance shares earned were settled in cash.
If the outstanding WTM performance shares had vested on December 31, 2014, the total additional compensation cost to be recognized would have been $16.9 million, based on accrual factors as of December 31, 2014 (common share price and payout assumptions).

Performance shares granted under the WTM Incentive Plan
The following table summarizes performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan as of December 31, 2014 for each performance cycle:

Millions, except share amounts	Target WTM Performance Shares Outstanding	Accrued Expense
Performance cycle:
2014 – 2016	41,937	$4.1
2013 – 2015	46,803	18.9
2012 – 2014	37,977	26.4
Sub-total	126,717	49.4
Assumed forfeitures	(3,168)	(1.3)
Total at December 31, 2014	123,549	$48.1

The targeted performance goal for full payment of outstanding performance shares granted under the WTM Incentive Plan to non-investment personnel for the 2014-2016 performance cycles is an 9% growth in intrinsic business value per share. Growth of 3% or less would result in no payout and growth of 15% or more would result in a payout of 200%.
The targeted performance goal for full payment of outstanding performance shares granted under the WTM Incentive Plan to non-investment personnel for the 2013-2015 performance cycles is an 8% growth in intrinsic business value per share. Growth of 2% or less would result in no payout and growth of 14% or more would result in a payout of 200%.
The targeted performance goal for full payment of outstanding performance shares granted under the WTM Incentive Plan to non-investment personnel for the 2012-2014 performance cycles is a 8% growth in intrinsic business value per share. Growth of 2% or less would result in no payout and growth of 14% or more would result in a payout of 200%.

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

Restricted Shares
The following outlines the unrecognized compensation cost associated with the outstanding restricted share awards under the WTM Incentive Plan for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014		2013		2012
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	94,130	$17.0	69,910	$16.8	72,000	$13.3
Issued (1)	23,440	13.1	25,720	14.4	32,160	15.7
Vested (2)	(33,205)	—	(1,500)	—	(32,945)	—
Forfeited	(1,051)	(.5)	—	—	(1,305)	(.2)
Expense recognized	—	(15.3)	—	(14.2)	—	(12.0)
Non-vested at December 31,	83,314	$14.3	94,130	$17.0	69,910	$16.8

(1)	During 2012, the Compensation Committee accelerated the vesting date for an installment of 5,000 restricted shares from January 20, 2013 to December 31, 2012.

(2)	On November 19, 2014, the Compensation Committee canceled 3,040 WTM performance shares for the 2014-2016 performance cycle and issued the same number of WTM restricted shares.

During 2014, White Mountains issued 23,440 restricted shares that vest on January 1, 2017. During 2013, White Mountains issued 25,720 restricted shares that vest on January 1, 2016. During 2012, White Mountains issued 27,960 restricted shares that vest on January 1, 2015, 3,000 restricted shares that vest in two equal annual installments that began on February 22, 2014 and 1,200 restricted shares that vest on July 16, 2015. The unrecognized compensation cost as of December 31, 2014 is expected to be recognized ratably over the remaining vesting periods.

Stock Options

Non-Qualified Options
The Company’s Chairman and CEO holds 125,000 Non-Qualified Options, which are exercisable at $742 per common share and expire on January 20, 2017. The Non-Qualified Options have been fully amortized.

Share-Based Compensation Based on OneBeacon Ltd. Common Shares

OneBeacon Performance Shares
The following summarizes activity for the years ended December 31, 2014, 2013 and 2012 for OneBeacon performance shares granted under the OneBeacon Incentive Plan:

	Year Ended December 31,
	2014		2013		2012
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	493,421	$4.0	563,190	$1.2	642,667	$9.7
Payments and deferrals(1)	(142,138)	(1.0)	(238,658)	—	(258,901)	(7.7)
New awards	165,800	—	179,000	—	181,290	—
Forfeitures and cancellations(2)	387	—	(10,111)	(.1)	(1,866)	—
Expense recognized	—	.4	—	2.9	—	(.8)
End of period	517,470	$3.4	493,421	$4.0	563,190	$1.2

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

The following summarizes OneBeacon performance shares outstanding awarded under the OneBeacon Incentive Plan as of December 31, 2014 for each performance cycle:

Millions, except share amounts	Target OneBeacon Performance Shares Outstanding	Accrued Expense
Performance cycle:
2014 – 2016	165,800	$.5
2013 – 2015	179,000	1.4
2012 – 2014	181,290	1.5
Sub-total	526,090	3.4
Assumed forfeitures	(8,620)	—
Total at December 31, 2014	517,470	$3.4

If the outstanding OneBeacon performance shares had been vested on December 31, 2014, the total additional compensation cost to be recognized would have been $1.6 million, based on December 31, 2014 accrual factors (common share price and payout assumptions).
The targeted performance goal for full payment of the outstanding OneBeacon performance shares granted during 2014 is growth in book value per share of 14%. At a growth in book value per share of 7% or less, no performance shares would be earned and at a growth in book value per share of 21% or more, 200% of performance shares would be earned.
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

OneBeacon Restricted Shares
The following table summarizes the unrecognized compensation cost associated with the outstanding OneBeacon restricted stock awards for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014		2013		2012
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	915,000	$6.5	927,000	$9.6	630,000	$7.7
Issued	—	—	—	—	300,000	4.5
Vested	(300,000)	—	(9,000)	—	(667)	—
Forfeited	(2,500)	—	(3,000)	—	(2,333)	—
Expense recognized	—	(3.0)	—	(3.1)	—	(2.6)
End of period	612,500	$3.5	915,000	$6.5	927,000	$9.6

On March 1, 2012, OneBeacon issued 300,000 restricted shares to key employees that vest in two equal installments on February 28, 2014 and 2015. On May 25, 2011, OneBeacon issued 630,000 restricted shares to its CEO that vest in four equal annual installments beginning on February 22, 2014, 2015, 2016 and 2017.  Concurrently with the grant of the restricted shares, 35,000 OneBeacon performance shares issued to OneBeacon’s CEO for the 2011-2013 performance share cycle were forfeited and performance share awards to OneBeacon’s CEO for the subsequent 5 years have been or will also be reduced by 35,000 shares.  The restricted shares contain dividend participation features, and therefore, are considered participating securities.  The unrecognized compensation cost associated with outstanding restricted share awards as of December 31, 2014 is expected to be recognized ratably over the remaining vesting periods.

Share-based Compensation Under Qualified Retirement Plans
Contributions to the KSOP with respect to the years ended 2014, 2013 and 2012 were made with either the Company’s or OneBeacon Ltd.’s common shares, dependent on the employer.  The variable contribution amounts for eligible participants of the KSOP constituted approximately 2%, 4% and 3% of salary for the years ended 2014, 2013 and 2012. White Mountains recorded $4.4 million, $6.3 million and $4.8 million in compensation expense to pay benefits and allocate common shares to participant’s accounts for the years ended 2014, 2013 and 2012. As of December 31, 2014 and 2013, the plans owned 3% or less of either of the Company’s or OneBeacon Ltd.’s total common shares outstanding.  All White Mountains common shares held by the KSOP are considered outstanding for earnings (loss) per share computations.

NOTE 14. Common Shareholders’ Equity and Non-controlling Interests

Common Shares Repurchased and Retired
During the past several years, White Mountains’s board of directors authorized the Company to repurchase its common shares, from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorizations do not have a stated expiration date. As of December 31, 2014, White Mountains may repurchase an additional 338,092 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its board of directors.
During 2014, the Company repurchased 217,879 common shares for $134.5 million at an average share price of $617, which were comprised of 207,404 common shares repurchased under the board authorization for $128.2 million at an average share price of $618 and 10,475 common shares repurchased pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not fall under the board authorizations referred to above.
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

Common Shares Issued
During 2014, the Company issued a total of 28,405 common shares, which consisted of 23,440 restricted shares issued to key management personnel, 3,570 shares issued in satisfaction of performance shares and 1,395 shares issued to directors of the Company. During 2013, the Company issued a total of 27,310 common shares, which consisted of 25,720 restricted shares issued to key management personnel and 1,590 shares issued to directors of the Company. During 2012, the Company issued a total of 44,054 common shares, which consisted of 32,160 restricted shares and 700 shares issued to key management personnel, 9,577 shares issued in satisfaction of performance shares and 1,617 shares issued to directors of the Company.

Dividends on Common Shares
For the years ended December 31, 2014, 2013 and 2012, the Company declared and paid cash dividends totaling $6.2 million, $6.2 million and $6.6 million (or $1.00 per common share).

Non-controlling Interests
Non-controlling interests consist of the ownership interests of non-controlling shareholders in consolidated entities and are presented separately on the balance sheet. The following table details the balance of non-controlling interests included in White Mountains’s total equity and the related percentage of each consolidated entity’s total equity owned by non-controlling shareholders as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
Millions	Non-controlling Percentage	Non-controlling Equity	Non-controlling Percentage	Non-controlling Equity
OneBeacon Ltd.	24.7%	$258.7	24.8%	$273.7
SIG Preference Shares	100.0	250.0	100.0	250.0

Other, excluding reciprocals
HG Global	3.1	17.9	2.7	16.6
QuoteLab	40.0	22.6	—	—
Tranzact	36.8	88.2	—	—
Wobi	36.7	5.4	—	—
Prospector Offshore Fund	23.4	31.1	28.3	32.1
Prospector Turtle Fund	—	—	31.1	14.1
Dewar	18.0	3.4	18.0	3.0
Total other, excluding reciprocals		168.6		65.8

Reciprocals
BAM	100.0	(121.9)	100.0	(97.6)
SSIE	100.0	(12.4)	—	—
Total non-controlling interests		$543.0		$491.9

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
On May 24, 2007, SIG issued $250.0 million non-cumulative perpetual preference shares, with a $1,000 per share liquidation preference (the “SIG Preference Shares”), and received $245.7 million of proceeds, net of $4.3 million of issuance costs and commissions. These shares were issued in an offering that was exempt from the registration requirements of the Securities Act of 1933. Holders of the SIG Preference Shares receive dividends on a non-cumulative basis when and if declared by SIG. The holders of the SIG Preference Shares have the right to elect two directors to SIG’s board in the event of non-payment of dividends for six quarterly dividend periods. The right ceases upon the payment of dividends for four quarterly periods or the redemption of the SIG Preference Shares. In addition, SIG may not declare or pay dividends on its common shares (other than stock dividends and dividends paid for purposes of any employee benefit plans of SIG and its subsidiaries) unless it is current on its most recent dividend period. The dividend rate is fixed at an annual rate of 7.506% until June 30, 2017 and dividends are paid on a semi-annual basis. After June 30, 2017, the dividend rate will be paid at a floating annual rate, equal to the greater of (1) the 3 month LIBOR plus 320 bps or (2) 7.506% and dividends will be paid on a quarterly basis. The SIG Preference Shares are redeemable solely at the discretion of SIG on or after June 30, 2017 at their liquidation preference of $1,000 per share, plus any declared but unpaid dividends. In July 2013, SIG executed a 5-year forward LIBOR cap (the “Interest Rate Cap”) for the period from June 2017 to June 2022 to protect against a significant increase in interest rates during that 5-year period. The Interest Rate Cap fixes the annual dividend rate on the SIG Preference Shares from June 2017 to June 2022 at 8.30%. The Interest Rate Cap is recorded in other assets at fair value. Changes in fair value are recorded in other revenue.
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

NOTE 15. Statutory Capital and Surplus

White Mountains’s insurance and reinsurance operations are subject to regulation and supervision in each of the jurisdictions where they are domiciled and licensed to conduct business. Generally, regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid loss and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders.
The NAIC uses risk-based capital (“RBC”) standards for U.S. property and casualty insurers as a means of monitoring certain aspects affecting the overall financial condition of insurance companies. As of December 31, 2014, White Mountains’s active U.S. insurance and reinsurance operating subsidiaries exceeded their respective RBC requirements.
The Insurance Act 1978 of Bermuda and related regulations, as amended (“Insurance Act”), regulates the insurance business of Bermuda-domiciled insurers and reinsurers. Under the Insurance Act, insurers and reinsurers are required to maintain available statutory capital and surplus at a level equal to or in excess of its enhanced capital requirement which is established by reference to either a Bermuda Solvency Capital Requirement (“BSCR”) model or an approved internal capital model. Generally, the Bermuda Monetary Authority (“BMA”) has broad supervisory and administrative powers over such matters as licenses, standards of solvency, investments, methods of accounting, form and content of financial statements, minimum capital and surplus requirements, and annual and other report filings.

OneBeacon:
OneBeacon’s U.S. combined statutory surplus was $721.5 million and $866.2 million as of December 31, 2014 and 2013. OneBeacon’s combined U.S. statutory net (loss) income ended December 31, 2014, 2013 and 2012 was $(14.2) million, $100.1 million and $82.0 million. The minimum policyholders' surplus necessary to satisfy OneBeacon’s top tier regulated U.S. insurance operating subsidiary, Atlantic Specialty Insurance Company (“ASIC”), regulatory requirements was $136.0 million as of December 31, 2014, which equals the authorized control level of the NAIC risk-based capital of ASIC’s policyholders’ surplus.
Split Rock’s statutory capital and surplus was $122.6 million and $96.4 million as of December 31, 2014 and 2013, which met Bermuda’s statutory capital and surplus requirements. Split Rock reported $46.2 million of statutory net income for the year ended December 31, 2014 and $38.7 million of statutory net loss for the year ended December 31, 2013.
The principal differences between OneBeacon’s combined U.S. statutory amounts and Split Rock, and the amounts reported in accordance with GAAP include deferred acquisition costs, deferred taxes, and market value adjustments for debt securities. OneBeacon’s insurance subsidiaries' statutory policyholders’ surplus as of December 31, 2014 was in excess of the minimum requirements of relevant state and Bermuda insurance regulations.

Sirius Group:
In 2014, Sirius Group established Sirius Bermuda Insurance Ltd. (“Sirius Bermuda”) as a class 3A licensed Bermuda insurer, which is subject to the regulation and supervision of the BMA. Sirius Bermuda’s statutory capital and surplus was $2.4 billion as of December 31, 2014, which met Bermuda’s statutory capital and surplus requirements. The minimum regulatory capital held by Sirius Bermuda necessary to satisfy the requirements established by the BMA was $1.0 million as of December 31, 2014.
Sirius International is subject to regulation and supervision in Sweden by the Financial Supervisory Authority (“FSA”). Sirius International’s total regulatory capital as of December 31, 2014 was $2.3 billion.  In accordance with FSA regulations, Sirius International holds restricted equity of $1.4 billion as a component of Swedish regulatory capital. This restricted equity cannot be paid as dividends. The minimum regulatory capital held by Sirius International necessary to satisfy the requirements established by the FSA was $158.2 million as of December 31, 2014.
Sirius America’s policyholders’ surplus, as reported to regulatory authorities as of December 31, 2014 and 2013, was $620.6 million and $548.4 million. Sirius America’s statutory net income for the years ended December 31, 2014, 2013 and 2012 was $56.1 million, $55.9 million and $26.2 million. The principal differences between Sirius America’s statutory amounts and the amounts reported in accordance with GAAP include deferred acquisition costs, deferred taxes, gains recognized under retroactive reinsurance contracts and market value adjustments for debt securities. The minimum policyholders’ surplus necessary to satisfy Sirius America’s regulatory requirements was $106.5 million as of December 31, 2014, which equals the authorized control level of the NAIC risk-based capital based on Sirius America’s policyholders’ surplus.
Woodridge’s policyholders’ surplus, as reported to regulatory authorities as of December 31, 2014 and 2013, was $8.3 million and $8.4 million. Woodridge’s statutory net (loss) income for the years ended December 31, 2014, 2013 and 2012 was $(0.2) million, $(0.1) million, and $0.1 million. The minimum policyholders’ surplus necessary to satisfy Woodridge’s regulatory requirements was $2.0 million as of December 31, 2014, which equals the authorized control level of the NAIC risk-based capital based on Woodridge’s policyholders’ surplus.
Oakwood’s policyholders’ surplus, as reported to regulatory authorities as of December 31, 2014 and 2013, was $29.4 million and $20.7 million. Oakwood’s statutory net (loss) income for the years ended December 31, 2014, 2013 and 2012 was $(0.8) million, $(0.9) million, and $3.9 million. The minimum policyholders’ surplus necessary to satisfy Oakwood’s regulatory requirements was $8.1 million as of December 31, 2014, which equals the authorized control level of the NAIC risk-based capital based on Oakwood’s policyholders’ surplus. Central National’s policyholders’ surplus, as reported to regulatory authorities as of December 31, 2013, was $9.3 million. The net assets of Central National were transferred to Oakwood and Central National was subsequently dissolved in 2014.
Ashmere’s policyholders’ surplus, as reported to regulatory authorities as of December 31, 2014 and 2013, was $12.5 million and $12.7 million. Ashmere’s statutory net loss for the year ended December 31, 2014 and 2013 was $0.5 million and $0.4 million. The minimum policyholders’ surplus necessary to satisfy Ashmere’s regulatory requirements was $2.0 million as of December 31, 2014, and the NAIC risk-based capital authorized control level was $0.1 million.
Empire’s policyholders’ surplus, as reported to regulatory authorities as of December 31, 2014 and 2013, was $10.5 million and $10.7 million. Empire’s statutory net loss for the year ended December 31, 2014 and 2013 was $0.6 million and 10.4 million. The minimum policyholders’ surplus necessary to satisfy Empire’s regulatory requirements was $3.4 million as of December 31, 2014, and the NAIC risk-based capital authorized control level was $1.2 million.
White Shoals Re Ltd. (“White Shoals Re”) is also subject to regulation and supervision by the BMA. As of December 31, 2014 and 2013, White Shoals Re had statutory capital and surplus of $22.4 million and $14.6 million. The minimum regulatory capital held by White Shoals Re necessary to satisfy the requirements established by the BMA was $8.2 million and $6.2 million as of December 31, 2014 and 2013.

Alstead Reinsurance Ltd. (“Alstead Re”) is also subject to regulation and supervision by the BMA. As of December 31, 2014, Alstead Re had statutory capital and surplus of $25.5 million. The minimum regulatory capital held by Alstead Re necessary to satisfy the requirements established by the BMA was $1.1 million as of December 31, 2014.
Olympus Re is also subject to regulation and supervision by the BMA. As of December 31, 2014, Olympus Re had statutory capital and surplus of $12.3 million. The minimum regulatory capital held by Olympus Re necessary to satisfy the requirements established by the BMA was $2.6 million as of December 31, 2014.

HG Global/BAM:
HG Re is a Special Purpose Insurer under Bermuda insurance regulations and is subject to regulation and supervision by the BMA. As of December 31, 2014, HG Re had statutory capital of $444.5 million. As a Special Purpose Insurer, HG Re does not have minimum regulatory capital requirements.
BAM is domiciled in New York and is subject to regulation by the New York State Department of Financial Services (“NYDFS”). New York financial guarantee insurance law establishes single risk and aggregate limits with respect to insured obligations insured by financial guarantee insurers. BAM’s members’ surplus, as reported to regulatory authorities as of December 31, 2014 was $448.7 million, which exceeds the minimum members’ surplus necessary for BAM to maintain its New York State financial guarantee insurance license of $66.0 million.

Other Operations:
WM Life Re is subject to regulation and supervision by the BMA. As of December 31, 2014 and 2013, WM Life Re had statutory capital and surplus of $76.0 million and $85.9 million. The minimum regulatory capital held by WM Life Re necessary to satisfy the requirements established by the BMA was $0.4 million as of December 31, 2014.
SSIE’s policyholders’ surplus, as reported to regulatory authorities as of December 31, 2014, was $6.5 million. SSIE’s statutory net loss for the year ended December 31, 2014 was $9.5 million. The minimum policyholders’ surplus necessary to satisfy SSIE’s regulatory requirements was $2.8 million as of December 31, 2014, which equals the authorized control level of the NAIC risk-based capital based on SSIE’s policyholders’ surplus.

Dividend Capacity
There are no restrictions under Bermuda law or the law of any other jurisdiction on the payment of dividends from retained earnings by White Mountains. However, under the insurance laws of the states and jurisdictions under which White Mountains’s insurance and reinsurance operating subsidiaries are domiciled, an insurer is restricted with respect to the timing and the amount of dividends it may pay without prior approval by regulatory authorities. As of December 31, 2014, White Mountains’s top tier insurance and reinsurance subsidiaries have approximately $2.6 billion of GAAP shareholders’ equity (net of $199 million of non-controlling interest at OneBeacon), $0.5 billion of which can be distributed to White Mountains without prior regulatory approval. As a result, as of December 31, 2014, $2.1 billion of White Mountains’s GAAP shareholders’ equity held in its insurance and reinsurance subsidiaries was not available for the payment of dividends without prior regulatory approval, and approximately $958 million of White Mountains’s retained earnings is unrestricted with respect to the payment of dividends to White Mountains’s common shareholders. When determining whether to make distributions from its insurance and reinsurance operating subsidiaries, White Mountains also considers factors such as internal capital targets and rating agency capital requirements. Accordingly, there can be no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future.
Following is a description of the dividend capacity of White Mountains’s insurance and reinsurance operating subsidiaries:

OneBeacon:
On December 23, 2014, OneBeacon Insurance Company (“OBIC”) distributed ASIC to its immediate parent at a value of $700.5 million as part of the Runoff Transaction. OBIC also distributed $151.2 million of cash and other securities to its immediate parent in accordance with the prescribed minimum capital to be included in the company at the time of its sale to Armour, as approved by the PID.
ASIC has the ability to pay dividends to its immediate parent during any twelve-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based upon the formula above, ASIC has the ability to pay $44.9 million of dividends during 2015 without prior approval of regulatory authorities. As of December 31, 2014, ASIC had $721.5 million of statutory surplus and $87.8 million of earned surplus. Also in 2014, OneBeacon contributed $67.0 million to ASIC.
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
During 2015, Split Rock has the ability to make capital distributions without the prior approval of regulatory authorities, subject to meeting all appropriate liquidity and solvency requirements, of $18.8 million, which is equal to 15% of its December 31, 2014 statutory capital (excluding earned surplus). During 2014, Split Rock paid $10.0 million of dividends and $10.0 million of capital distributions to its immediate parent. During 2013, OneBeacon contributed $135.1 million to Split Rock. Split Rock did not pay any dividends in 2013.
During 2014 and 2013, OneBeacon’s unregulated insurance operating subsidiaries paid $4.8 million and $17.3 million of dividends to their immediate parent.  As of December 31, 2014, OneBeacon’s unregulated insurance operating subsidiaries had $78.1 million of net unrestricted cash, short-term investments and fixed maturity investments. As of December 31, 2014, OneBeacon’s unregulated insurance operating subsidiaries also held $101.0 million in par value of OBIC Surplus Notes, with a fair value of $65.1 million classified as other long-term investments.
During 2014, OneBeacon Ltd. paid $80.0 million of regular quarterly dividends to its common shareholders. White Mountains received $60.3 million of these dividends.
As of December 31, 2014, OneBeacon Ltd. and its intermediate holding companies held $107.0 million of net unrestricted cash, short-term investments and fixed maturity investments and $89.4 million of common equity securities, convertible fixed maturity and preferred investments and other long-term investments outside of its regulated and unregulated insurance operating subsidiaries.

Sirius Group:
Sirius Bermuda has the ability to declare or pay dividends or make capital distributions during any 12-month period without the prior approval of Bermuda regulatory authorities on the condition that any such declaration or payment of dividends or capital distributions does not cause a breach of any of its regulatory solvency and liquidity requirements. During 2015, Sirius Bermuda has the ability, subject to meeting all appropriate liquidity and solvency requirements, to make dividend or capital distributions without the prior approval of regulatory authorities, subject to meeting all appropriate liquidity and solvency requirements, of $350.0 million, which is equal to 15% of its December 31, 2014 statutory capital, excluding earned surplus. The amount of dividends available to be paid by Sirius Bermuda in any given year is also subject to cash flow and earnings generated by Sirius International’s business, as well as to dividends received from its subsidiaries, including Sirius International.
Sirius International has the ability to pay dividends to Sirius Bermuda subject to the availability of unrestricted equity, calculated in accordance with the Swedish Act on Annual Accounts in Insurance Companies and the Swedish Supervisor Authorities (“Swedish FSA”). Unrestricted equity is calculated on a consolidated group account basis and on a parent account basis. Differences between the bases include but are not limited to accounting for goodwill, subsidiaries (with parent accounts stated at original foreign exchange rates), taxes and pensions. Sirius International’s ability to pay dividends is limited to the “lower of” unrestricted equity as calculated within the group and parent accounts. As of December 31, 2014, Sirius International had $467.0 million (based on the December 31, 2014 SEK to USD exchange rate) of unrestricted equity on a parent account basis (the lower of the two) available to pay dividends in 2015. The amount of dividends available to be paid by Sirius International in any given year is also subject to cash flow and earnings generated by Sirius International’s business, as well as to dividends received from its subsidiaries, including Sirius America. Earnings generated by Sirius International’s business that are allocated to the Safety Reserve are not available to pay dividends (see “Safety Reserve” on the next page). During 2014, Sirius International distributed $220.9 million of dividends to its immediate parent.
Subject to certain limitations under Swedish law, Sirius International is permitted to transfer certain portions of its pre-tax income to its Swedish parent companies to minimize taxes (referred to as a group contribution). On January 1, 2013, new tax legislation became effective in Sweden that limits the deductibility of interest paid on certain intra-group debt instruments. Uncertainty exists with respect to the interpretation of the legislation on existing intra-group debt instruments within the Sirius Group structure. During 2014, Sirius International did not transfer any of its 2013 pre-tax income to its Swedish parent companies.

Sirius America has the ability to pay dividends to Sirius International during any twelve-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based upon the formula above, Sirius America does not have the ability to pay any dividends during 2015 without prior approval of regulatory authorities.  As of December 31, 2014, Sirius America had $620.6 million of statutory surplus and $81.9 million of earned surplus.  During 2014, Sirius America did not pay any dividends to its immediate parent.
As of December 31, 2014, Sirius Group and its intermediate holding companies held $20.4 million of net unrestricted cash, short-term investments and fixed maturity investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries. During 2014, Sirius Group distributed $50.0 million to its immediate parent.

Capital Maintenance
There is a capital maintenance agreement between Sirius International and Sirius America which obligates Sirius International to make contributions to Sirius America’s surplus in order for Sirius America to maintain surplus equal to at least 125% of the company action level risk based capital as defined in the NAIC Property/Casualty Risk-Based Capital Report. The agreement provides for a maximum contribution to Sirius America of $200.0 million.  Sirius International also provides Sirius America with accident year stop loss reinsurance, which protects Sirius America’s accident year loss and allocated loss adjustment expense ratio in excess of 70%, with a limit of $90.0 million.

Safety Reserve
Subject to certain limitations under Swedish law, Sirius International is permitted to transfer pre-tax amounts into an untaxed reserve referred to as a safety reserve. As of December 31, 2014, Sirius International’s safety reserve amounted to SEK 10.4 billion or $1.3 billion at the December 31, 2014 exchange rate of 7.77 USD to SEK. Under GAAP, an amount equal to the safety reserve, net of a related deferred tax liability established at the Swedish tax rate of 22.0%, is classified as shareholder’s equity. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain prescribed levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities apply no taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International’s safety reserve ($295.7 million as of December 31, 2014) is included in solvency capital. Access to the safety reserve is restricted to coverage of insurance or reinsurance underwriting losses. Access for any other purpose requires the approval of Swedish regulatory authorities. Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the $1.3 billion balance of the safety reserve, without any provision for deferred taxes, in Sirius International’s regulatory capital when assessing Sirius International’s financial strength.

HG Global/BAM:
As of December 31, 2014, HG Global had $613.0 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. HG Global did not declare or pay any preferred dividends in 2014. As of December 31, 2014, HG Global has accrued $96.2 million of dividends payable to holders of its preferred shares, $93.3 million of which is payable to White Mountains and eliminated in consolidation.
HG Re is a Special Purpose Insurer subject to regulation and supervision by the BMA, but does not require regulatory approval to pay dividends. However, HG Re’s dividend capacity is limited by amounts held in the collateral trusts pursuant to the first loss reinsurance treaty (“FLRT”) with BAM. As of December 31, 2014, HG Re had statutory capital of $444.5 million, of which $402.6 million was held as collateral in the supplemental trust pursuant to the FLRT with BAM and $44.3 million relates to accrued interest on the BAM Surplus Notes held by HG Re.
Effective January 1, 2014, HG Global and BAM agreed to change the interest rate on the BAM surplus notes for the five years ending December 31, 2018 from a fixed rate of 8.0% to a variable rate equal to the one-year U.S. treasury rate plus 300 basis points, set annually, which is 3.13% for 2014. Prior to the end of 2018, BAM has the option to extend the variable rate period for an additional three years. At the end of the variable rate period, the interest rate will be fixed at the higher of the then current variable rate or 8.0%. BAM is required to seek regulatory approval to pay interest and principal on its surplus notes only when adequate capital resources have accumulated beyond BAM’s initial capitalization and a level that continues to support its outstanding obligations, business plan and ratings. BAM did not pay any interest on the BAM Surplus Notes in 2013 or 2012.

Other Operations:
During 2014, White Mountains contributed $15.0 million to WM Advisors. During 2014, WM Advisors did not pay any dividends to its immediate parent. As of December 31, 2014, WM Advisors held $25.7 million of net unrestricted cash and short-term investments.
As of December 31, 2014, the Company and its intermediate holding companies held $275.1 million of net unrestricted cash, short-term investments and fixed maturity investments, $172.7 million of common equity securities and and convertible fixed maturity investments and $106.4 million of other long-term investments included in its Other Operations segment. During 2014, White Mountains paid a $6.2 million common share dividend.

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
The HG Global/BAM segment consists of White Mountains’s investment in HG Global and the consolidated results of BAM. BAM is a municipal bond insurer domiciled in New York that was established to provide insurance on bonds issued to support essential U.S. public purposes such as schools, utilities, core governmental functions and existing transportation facilities. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of BAM Surplus Notes. HG Global also provides 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. BAM's results are attributed to non-controlling interests.
Other Operations consists of the Company, the Company’s intermediate holding companies, WM Advisors, WM Life Re, Tranzact, Wobi, QuoteLab, Star & Shield and SSIE as well as and various other entities and investments. Significant intercompany transactions among White Mountains’s segments have been eliminated herein. SSIE’s results are attributed to non-controlling interests.
Financial information for White Mountains’s segments follows:

			HG Global/BAM
Millions	OneBeacon	Sirius Group	HG Global	BAM(1)	Other Operations	Total
Year Ended December 31, 2014
Earned insurance and reinsurance premiums	$1,177.1	$873.9	$1.4	$.4	$6.1	$2,058.9
Net investment income	41.7	41.1	1.4	5.7	15.1	105.0
Net investment income (loss) - surplus note interest	—	—	15.7	(15.7)	—	—
Net realized and unrealized investment gains	40.4	209.2	1.7	6.6	26.0	283.9
Other revenue (loss)	5.8	(62.4)	—	.6	118.4	62.4
Total revenues	1,265.0	1,061.8	20.2	(2.4)	165.6	2,510.2
Losses and LAE	815.1	345.3	—	—	8.9	1,169.3
Insurance and reinsurance acquisition expenses	203.3	193.6	.3	1.8	.8	399.8
Other underwriting expenses	179.2	129.7	—	.4	—	309.3
General and administrative expenses	13.8	30.5	1.6	35.9	206.4	288.2
Interest expense	13.0	26.3	—	—	2.6	41.9
Total expenses	1,224.4	725.4	1.9	38.1	218.7	2,208.5
Pre-tax income (loss)	$40.6	$336.4	$18.3	$(40.5)	$(53.1)	$301.7

			HG Global/BAM
Millions	OneBeacon	Sirius Group	HG Global	BAM(1)	Other Operations	Total
Year Ended December 31, 2013
Earned insurance and reinsurance premiums	$1,120.4	$866.4	$.4	$.1	$—	$1,987.3
Net investment income	41.1	48.8	1.0	4.7	15.3	110.9
Net investment income (loss) - surplus note interest	—	—	40.2	(40.2)	—	—
Net realized and unrealized investment gains (losses)	49.4	26.7	(2.0)	(9.3)	96.9	161.7
Other revenue	31.2	16.8	—	.4	9.1	57.5
Total revenues	1,242.1	958.7	39.6	(44.3)	121.3	2,317.4
Losses and LAE	622.1	418.4	—	—	—	1,040.5
Insurance and reinsurance acquisition expenses	208.9	166.5	.1	1.4	—	376.9
Other underwriting expenses	204.8	126.1	—	.4	—	331.3
General and administrative expenses	12.0	32.2	1.4	32.5	103.2	181.3
Interest expense	13.0	26.3	—	—	3.2	42.5
Total expenses	1,060.8	769.5	1.5	34.3	106.4	1,972.5
Pre-tax income (loss)	$181.3	$189.2	$38.1	$(78.6)	$14.9	$344.9

			HG Global/BAM
Millions	OneBeacon	Sirius Group	HG Global	BAM(1)	Other Operations	Total
Year Ended December 31, 2012
Earned insurance and reinsurance premiums	$1,132.0	$931.6	$—	$—	$—	$2,063.6
Net investment income	53.6	65.0	.3	1.9	32.8	153.6
Net investment income (loss) - surplus note interest	—	—	18.4	(18.4)	—	—
Net realized and unrealized investment gains	55.7	17.3	—	—	45.2	118.2
Other (loss) revenue	(.5)	70.6	—	—	30.2	100.3
Total revenues	1,240.8	1,084.5	18.7	(16.5)	108.2	2,435.7
Losses and LAE	650.0	543.9	—	—	—	1,193.9
Insurance and reinsurance acquisition expenses	249.4	180.8	—	—	—	430.2
Other underwriting expenses	205.2	116.4	—	.2	—	321.8
General and administrative expenses	13.4	45.9	4.5	19.6	98.8	182.2
Interest expense	16.9	26.2	—	—	1.7	44.8
Total expenses	1,134.9	913.2	4.5	19.8	100.5	2,172.9
Pre-tax income (loss)	$105.9	$171.3	$14.2	$(36.3)	$7.7	$262.8

			HG Global/BAM
Selected Balance Sheet Data Millions	OneBeacon	Sirius Group	HG Global	BAM		Other Operations	Total
December 31, 2014:
Total investments	$2,527.0	$3,178.4	$121.0	$454.2		$605.7	$6,886.3
Reinsurance recoverable on paid and unpaid losses	173.8	333.6	—	—		.1	507.5
Assets held for sale	58.1	—	—	—		—	58.1
Total assets	3,561.0	5,034.7	704.4	(89.4)	(2)	1,246.2	10,456.9
Loss and LAE reserves	1,342.2	1,809.8	—	—		7.8	3,159.8
Total liabilities	2,510.5	3,180.6	120.9	32.5		72.8	5,917.3
Total White Mountains’s common shareholders’ equity	788.4	1,604.1	565.5	—		1,038.6	3,996.6
Non-controlling interest	262.1	250.0	17.9	(121.9)		134.9	543.0
December 31, 2013:
Total investments	$2,364.9	$3,251.4	$107.9	$468.6		$999.8	$7,192.6
Reinsurance recoverable on paid and unpaid losses	89.9	363.6	—	—		—	453.5
Assets held for sale	1,880.1	—	—	—		—	1,880.1
Total assets	5,191.3	5,124.1	675.0	(77.9)	(2)	1,231.8	12,144.3
Loss and LAE reserves	1,054.3	2,025.0	—	—		—	3,079.3
Liabilities held for sale	1,880.1	—	—	—		—	1,880.1
Total liabilities	4,083.9	3,414.5	68.9	19.7		159.9	7,746.9
Total White Mountains’s common shareholders’ equity	830.6	1,459.6	589.5	—		1,025.8	3,905.5
Non-controlling interest	276.8	250.0	16.6	(97.6)		46.1	491.9

(1)
BAM manages its affairs on a statutory accounting basis. BAM’s statutory surplus includes surplus notes and is not reduced by accruals of interest expense on the surplus notes. BAM’s statutory surplus is reduced only after a payment of principal or interest has been approved by the New York Department of Financial Services.

(2)
BAM total assets reflect the elimination of $503.0 in surplus notes issued to HG Global and its subsidiaries, and $74.4 and $58.6 in accrued interest related to those surplus notes as of December 31, 2014 and 2013.

NOTE 17. Investments in Unconsolidated Affiliates

White Mountains’s investments in unconsolidated affiliates represent investments in other companies in which White Mountains has a significant voting and economic interest but does not control the entity.

	December 31,
Millions	2014	2013
Symetra common shares	$373.8	$360.9
Unrealized gains (losses) from Symetra’s fixed maturity portfolio	37.6	(43.6)
Carrying value of Symetra common shares	411.4	317.3

Hamer	3.0	4.1
Total investments in unconsolidated affiliates	$414.4	$321.4

Symetra
As of December 31, 2014 and 2013, White Mountains owned 20.05 million common shares of Symetra, a 17.31% and 17.03% common share ownership. White Mountains accounts for its investment in common shares of Symetra using the equity method. During 2014, White Mountains received cash dividends from Symetra of $34.1 million on its common share investment which is accounted for as a reduction of White Mountains’s investment in Symetra in accordance with equity accounting.
White Mountains previously owned warrants to acquire an additional 9.5 million common shares of Symetra at $11.49 per share. On June 20, 2013, White Mountains exercised these warrants in a cashless transaction and received 2.65 million common shares of Symetra in exchange for the warrants. Prior to their exercise, White Mountains accounted for its Symetra warrants as derivatives with changes in fair value recognized as a gain or loss recognized through other revenue in the income statement.  White Mountains used a Black Scholes valuation model to determine the fair value of the Symetra warrants. During the six months ended June 30, 2013, White Mountains recognized a $10.8 million increase in the value of the warrants through other revenues based on the final Black Scholes valuation that was agreed upon between Symetra and White Mountains. During the six months ended June 30, 2013, White Mountains also received $1.5 million of dividends from Symetra on the warrants that were recorded in net investment income.
As of December 31, 2011, White Mountains concluded that its investment in Symetra common shares was other-than-temporarily impaired and wrote down the GAAP book value of the investment to its estimated fair value of $261.0 million or $15 per share.  This impairment resulted in a basis difference between the GAAP carrying value of White Mountains’s investment in Symetra common shares and the amount derived by multiplying the percentage of White Mountains common share ownership by Symetra’s total GAAP equity. White Mountains recorded $45.9 million of after-tax equity in losses of unconsolidated affiliates and $136.6 million of after-tax equity in net unrealized losses of unconsolidated affiliates.
During 2013, Symetra repurchased 6.6 million of its common shares at an average price of $13.44. The net effect of Symetra’s share repurchases and the warrant exercises described above resulted in an additional basis difference between the GAAP carrying value of White Mountains’s investment in Symetra common shares and the amount derived by multiplying the percentage of White Mountains’s common share ownership by Symetra’s total GAAP equity. This basis difference totaled $19.3 million, of which $0.4 million was attributable to equity in earnings of unconsolidated affiliates and $18.9 million was attributable to equity in net unrealized gains of unconsolidated affiliates.
During 2014, further repurchases by Symetra of its common shares resulted in an additional basis difference between the GAAP carrying value of White Mountains’s investment in Symetra common shares and the amount derived by multiplying the percentage of White Mountains’s common share ownership by Symetra’s total GAAP equity. This basis difference totaled $2.4 million, of which $0.5 million was attributable to equity in earnings of unconsolidated affiliates and $1.9 million was attributable to equity in net unrealized gains of affiliates.

As a result of the various basis adjustments, White Mountains’s carrying value of its investment in Symetra differs from the carrying value by applying its ownership share against Symetra’s GAAP equity as normally done under the equity method. The pre-tax basis differences are being amortized over a 30-year period with a weighted average 28-years remaining. The amortization is based on estimated future cash flows associated with Symetra’s underlying assets and liabilities to which the basis differences have been attributed. White Mountains continues to record its equity in Symetra's earnings and net unrealized gains (losses). In addition, White Mountains recognizes the amortization of the basis differences through equity in earnings of unconsolidated affiliates and equity in net unrealized gains (losses) from investments in unconsolidated affiliates consistent with the original attribution of the basis differences between equity in earnings and equity in net unrealized gains (losses). For the year ended December 31, 2014, White Mountains recognized after-tax amortization of $2.8 million through equity in earnings of unconsolidated affiliates and $11.7 million through equity in net unrealized gains from investments in unconsolidated affiliates. As of December 31, 2014, the pre-tax unamortized basis difference was $170.4 million, of which $36.4 million is attributable to equity in earnings of unconsolidated affiliates and $134.0 million is attributable to equity in net unrealized gains of unconsolidated affiliates. Management does not believe that the investment in Symetra’s common shares is other-than-temporarily impaired as of December 31, 2014.
The following table summarizes amounts recorded by White Mountains relating to its investment in Symetra:

Millions	Common shares	Warrants	Total
Carrying value of investment in Symetra as of December 31, 2011(2)	$261.0	$12.6	$273.6
Equity in earnings(1)(3)(6)	32.3	—	32.3
Equity in net unrealized gains from Symetra’s fixed maturity portfolio(4)(5)	62.8	—	62.8
Dividends received	(4.9)	—	(4.9)
Increase in value of warrants	—	17.7	17.7
Carrying value of investment in Symetra as of December 31, 2012(2)	351.2	30.3	381.5
Equity in earnings(1)(3)(6)	37.8	—	37.8
Equity in net unrealized losses from Symetra’s fixed maturity portfolio(4)(5)	(106.4)	—	(106.4)
Dividends received	(6.4)	—	(6.4)
Increase in value of warrants	—	10.8	10.8
Exercise of warrants	41.1	(41.1)	—
Carrying value of investment in Symetra as of December 31, 2013(2)	317.3	—	317.3
Equity in earnings(1)(3)(6)	47.0	—	47.0
Equity in net unrealized gains from Symetra’s fixed maturity portfolio(4)(5)	81.2	—	81.2
Dividends received	(34.1)	—	(34.1)
Carrying value of investment in Symetra as of December 31, 2014(2)(7)	$411.4	$—	$411.4

(1)	Equity in earnings for the years ended December 31, 2014, 2013 and 2012 excludes tax expense of $3.3, $2.8, and $2.6

(2)
Includes White Mountains’s equity in net unrealized gains (losses) from Symetra’s fixed maturity portfolio of $37.6, $(43.6), and $62.8 as of December 31, 2014, 2013 and 2012, which excludes tax (expense) benefit of $(2.7), $3.2 and $(5.1)

(3)	Equity in earnings for the years ended December 31, 2014, 2013 and 2012 includes $3.0, $3.0 and $3.5 increases relating to the pre-tax amortization of the Symetra common share basis difference.

(4)	Net unrealized gains for the years ended December 31, 2014, 2013 and 2012 includes $12.7, $11.8 and $13.1 increases relating to the pre-tax amortization of the Symetra common share basis difference.

(5)	Net unrealized gains (losses) from Symetra’s fixed maturity portfolio excludes tax (expense) benefit of $(5.9), $8.3 and $(5.1) for the years ended December 31, 2014, 2013 and 2012.

(6)
Equity in earnings for the years ended December 31, 2014, 2013 and 2012 includes $(0.1), $0.2, and $1.3 (gain) loss from the dilutive effect of Symetra’s yearly dividend and the issuance of restricted shares by Symetra

(7)	The aggregate value of White Mountains’s investment in common shares of Symetra was $462.1 based upon the quoted market price of $23.05 per share as of December 31, 2014.

The following table summarizes financial information for Symetra as of December 31, 2014 and 2013:

	December 31,
Millions	2014	2013
Symetra balance sheet data:
Total investments	$30,634.3	$27,901.1
Separate account assets	949.8	978.4
Total assets	32,994.2	30,129.5
Policyholder liabilities	27,276.0	25,328.8
Long-term debt	697.2	449.5
Separate account liabilities	949.8	978.4
Total liabilities	29,633.6	27,187.6
Common shareholders’ equity	3,360.6	2,941.9

The following table summarizes financial information for Symetra for the years ended December 31, 2014, 2013 and 2012:

	Years ended December 31,
Millions	2014	2013	2012
Symetra income statement data:
Net premiums earned	$629.1	$627.2	$605.0
Net investment income	1,320.5	1,285.0	1,275.2
Total revenues	2,182.3	2,103.9	2,101.2
Policy benefits	1,399.6	1,394.9	1,371.8
Total expenses	1,882.4	1,865.3	1,831.1
Net income	254.4	220.7	205.4
Comprehensive net income (loss)	397.0	(777.6)	549.3

Hamer and Bri-Mar
White Mountains received equity interests in Hamer and Bri-Mar, two small manufacturing companies distributed to White Mountains in connection with the dissolution of the Tuckerman Capital, LP fund (see Note 18). Effective October 1, 2012, these investments are accounted for under the equity method. For the years ended December 31, 2014, 2013 and 2012, White Mountains recorded equity in earnings of $1.9 million, $0.9 million and $0.4 million for Hamer.  For December 31, 2014 and 2013, White Mountains also received $3.0 million and $0.8 million of cash dividends from Hamer. As of December 31, 2014, White Mountains’s investments in Hamer was $3.0 million.
On October 10, 2013, White Mountains sold its interest in Bri-Mar under an asset purchase agreement. For the year ended December 31, 2013, White Mountains recorded $1.1 million of cash proceeds from the sale and a $1.7 million loss on sale. Prior to the sale, White Mountains recorded equity in earnings of $0.9 million for Bri-Mar for the nine months ended September 30, 2013. White Mountains did not have any equity in earnings for Bri-Mar for the year ended December 31, 2012.

Pentelia
White Mountains obtained an equity interest of 33% in Pentelia Capital Management (“PCM”) for $1.6 million in April 2007. This investment is accounted for under the equity method. During the years ended December 31, 2013 and 2012, White Mountains recorded $0.1 million and $(1.3) million of equity in earnings in PCM.  During the year ended December 31, 2013, White Mountains received $.4 million of cash dividends from PCM which liquidated White Mountains equity interest.

NOTE 18. Variable Interest Entities

BAM
As a mutual insurance company, BAM is owned by its members and a portion of each member’s policy payments represents a contribution to member’s surplus. During 2012, White Mountains capitalized HG Global to fund BAM through the purchase of $503.0 million of BAM Surplus Notes. The equity at risk funded by BAM’s members is not sufficient to fund its operations without the additional subordinated financial support provided by the BAM Surplus Notes and accordingly, BAM is considered to be a VIE.
BAM and HG Global, through its wholly-owned subsidiary, HG Re, entered into a first loss reinsurance treaty (“FLRT”), under which HG Re will provide first loss protection up to 15% of par outstanding on each bond insured by BAM in exchange for 60% of the premium, net of a ceding commission, charged by BAM.  HG Re’s obligations under the FLRT are satisfied by the assets in two collateral trusts: a Regulation 114 Trust and a Supplemental Trust.  Losses required to be reimbursed to BAM by HG Re are subject to an aggregate limit equal to the assets held in the collateral trusts at any point in time.  In addition, HG Global has the right to designate two directors for election to BAM’s board of directors. White Mountains is required to consolidate the results of BAM. Since BAM is owned by its members, its equity and results of operations are included in non-controlling interests.

Reciprocals
Reciprocals are policyholder-owned insurance carriers organized as unincorporated associations. Each policyholder insured by the reciprocal shares risk with the other policyholders. Policyholders share profits and losses in the same proportion as the amount of insurance purchased but are not subject to assessment for net losses of the reciprocal.

Houston General Insurance Exchange
Houston General Management Company, a wholly-owned indirect subsidiary of OneBeacon provides management services for a fee to a reciprocal, Houston General Insurance Exchange (“HGIE”). As of December 31, 2014, OneBeacon holds a surplus note issued by HGIE, the remaining balance of which is $4.0 million as of December 31, 2014. The principal and interest on the surplus note is repayable to OneBeacon only with regulatory approval. The obligation to repay principal on the note is subordinated to all other liabilities including obligations to policyholders and claimants for benefits under insurance policies. OneBeacon has no ownership interest in the reciprocal.
OneBeacon has determined that HGIE qualifies as a VIE. Furthermore, OneBeacon has determined that it is the primary beneficiary as a result of the management services provided to the reciprocal and the funds loaned to it. Accordingly, OneBeacon consolidates HGIE.
As of December 31, 2014 and 2013, consolidated amounts related to HGIE included total assets of $2.4 million and $2.6 million and total liabilities of $4.0 million and $4.2 million. As of December 31, 2014, the net amount of capital at risk is equal to the surplus note of $4.0 million less the accumulated losses of $1.8 million which includes accrued interest on the surplus note of $0.2 million that eliminates in consolidation.

Star & Shield Insurance Exchange
Star & Shield Risk Management LLC, a wholly-owned indirect subsidiary of White Mountains provides management and other services for a fee to a reciprocal, Star & Shield Insurance Exchange (“SSIE”). As of December 31, 2014, White Mountains held $17.0 million of surplus notes issued by SSIE. The principal and interest on the surplus notes are repayable to White Mountains only with regulatory approval. The obligation to repay principal on the note is subordinated to all other liabilities including obligations to policyholders and claimants for benefits under insurance policies. Because SSIE is consolidated in White Mountains’s financial statements, the SSIE Surplus Notes and accrued interest are classified as intercompany notes, carried at face value and eliminated in consolidation. White Mountains has no ownership interest in SSIE.
White Mountains has determined that SSIE qualifies as a VIE. Furthermore, White Mountains has determined that it is the primary beneficiary as a result of the management services provided to the reciprocal and the funds loaned to it. Accordingly, White Mountains consolidates SSIE.
As of December 31, 2014, consolidated amounts related to SSIE included total assets of $13.5 million and total liabilities of $25.9 million. As of December 31, 2014, the net amount of capital at risk is equal to the surplus notes of $17.0 million less the accumulated losses of $12.4 million.

Prospector Funds
White Mountains determined that the Prospector Offshore Fund, Ltd. and Prospector Turtle Fund, Ltd. (collectively, the “Prospector Funds”) are VIEs for which White Mountains is the primary beneficiary and is required to consolidate. In 2014, White Mountains redeemed its interest in the Prospector Turtle Fund. As of December 31, 2014 and 2013, White Mountains consolidated total assets of $135.8 million and $249.2 million and total liabilities of $39.8 million and $90.6 million of the Prospector Funds. In addition, as of December 31, 2014 and 2013, White Mountains recorded non-controlling interest of $31.1 million and $46.2 million in the Prospector Funds. For the years ended December 31, 2014, 2013 and 2012, White Mountains recorded $5.6 million, $14.5 million, and $9.3 million of income and $1.9 million, $4.0 million and $2.7 million of non-controlling interest income related to the Prospector Funds. As of December 31, 2014, the net amount of capital at risk is equal to White Mountains’s investment in Prospector Offshore Fund of $64.9 million, which represents White Mountains’s ownership interest of 67.6% in the Prospector Offshore Fund.

TaClaro
In 2013, White Mountains invested $3.0 million in the convertible preferred shares of TaClaro Holdings B.V. (“TaClaro”), representing a 27% ownership interest on a fully converted basis. TaClaro owns TaCerto.com, a Brazilian online insurance broker. During 2014, White Mountains invested an additional $1.5 million in the convertible preferred shares, increasing the ownership percentage to 39% on a fully converted basis. Also, during 2014, in connection with a restructuring of TaClaro’s equity ownership, White Mountains invested an additional $2.0 million comprising of $1.7 million in loans and $0.3 million in common shares. As of December 31, 2014, White Mountains holds a 49% ownership share on a fully converted basis. The investments in TaClaro are included within other long term investments (see Note 5).
White Mountains has determined that TaClaro is a VIE but White Mountains is not the primary beneficiary because it does not have the power to direct the activities of TaClaro that most significantly impact the entity’s economic performance. White Mountains’s exposure to loss is limited to the carrying value of its investments in TaClaro.

Tranzutary
White Mountains holds a 36.0% ownership interest in Tranzutary Holdings LLC (“Tranzutary”) through its investment in Tranzact Holdings. Tranzact Holdings has entered into a services agreement under which it manages the day-to-day operations of Tranzutary for a fee. White Mountains has determined that Tranzutary is a VIE. Further, White Mountains has determined that Tranzact Holdings is the primary beneficiary as a result of the services provided and Tranzact Holdings’s ownership interest in Tranzutary.
As of December 31, 2014, consolidated amounts related to Tranzutary included total assets of $29.6 million, which includes other intangible assets of $28.9 million, and total liabilities of $4.1 million.

Tuckerman Fund I, Hamer and Bri-Mar
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

NOTE 19. Fair Value of Financial Instruments

White Mountains accounts for its financial instruments at fair value with the exception of the OBH Senior Notes and the SIG Senior Notes, which are recorded as debt liabilities at face value less unamortized original issue discount, and the SIG Preference Shares, which are recorded as non-controlling interest at face value.
The following table summarizes the fair value and book value of financial instruments as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
OBH Senior Notes	$286.0	$274.7	$269.8	$274.7
SIG Senior Notes	437.8	399.7	438.1	399.6
SIG Preference Shares	260.0	250.0	260.0	250.0

The fair value estimate for the OBH Senior Notes has been determined using quoted market prices. The OBH Senior Notes are considered a Level 2 measurement based upon the volume and frequency of observable transactions. The fair value estimates for the SIG Senior Notes and the SIG Preference Shares have been determined based on indicative broker quotes and are considered to be Level 3 measurements.
The Tranzact Bank Facility is a recently issued variable rate instrument. As a result it is considered a Level 2 measurement. As of December 31, 2014, the carrying value of the amount drawn on the Tranzact Debt Facility approximates fair value.

NOTE 20. Transactions with Related Persons

Prospector
Mr. John Gillespie, a director of White Mountains, is the founder and Managing Member of Prospector.  Prospector serves as a discretionary adviser with respect to specified assets, primarily common equity securities and convertible fixed maturity investments, managed directly or through WM Advisors on behalf of White Mountains and other clients of WM Advisors.
Pursuant to an investment management agreement with WM Advisors (the “WMA Agreement”), Prospector charges WM Advisors fees based on the following schedule: 100 basis points on the first $200.0 million of assets under management; 50 basis points on the next $200.0 million and 25 basis points on amounts over $400.0 million. As of December 31, 2014, Prospector managed a total of $195.7 million of assets for White Mountains (excluding OneBeacon and Symetra) under this arrangement.  Prospector has a separate investment management agreement with Symetra that began on July 1, 2010.  Until that date, Symetra was a party to the WMA Agreement and subject to the above fee schedule.
Prospector has separate investment management agreements with OneBeacon (the “OneBeacon Agreements”) pursuant to which Prospector supervises and directs specified assets, primarily common equity securities and convertible fixed maturity investments, including assets in OneBeacon’s defined benefit and defined contribution plans (the “ERISA Assets”).  All assets managed under the OneBeacon Agreements are subject to a single fee schedule that is substantially similar to the terms of the WMA Agreement fee schedule.  As of December 31, 2014, Prospector managed $431.2 million of assets for OneBeacon under this arrangement, including $202.9 million of ERISA Assets.
During 2014, 2013 and 2012, Prospector earned $6.5 million, $6.5 million, and $6.4 million in total fees pursuant to the WMA Agreement and the OneBeacon Agreements.
Prospector also advises White Mountains on matters including capital management, asset allocation, private equity investments and mergers and acquisitions. Pursuant to a Consulting Agreement for those services, Prospector was granted 6,250 performance shares for the 2015-2017 cycle, 6,250 performance shares for the 2014-2016 cycle and 7,000 performance shares for the 2013-2015 cycle. In accordance with the terms of the WTM Incentive Plan, performance against target governing the performance shares will be confirmed by the Compensation Committee of the Board following the end of each performance cycle and the number of performance shares actually awarded at that time will range from 0% to 200% of the target number granted.  Based on the Company’s performance, Prospector received 145.5% of the 7,750 performance shares granted for the 2012-2014 performance cycle for a total payout of $7.5 million.  Unless and until the Consulting Agreement has been terminated, and subject to the approval of the Compensation Committee, at the beginning of each performance cycle Prospector is to be granted performance shares with a value of approximately $4.5 million.  The Compensation Committee establishes the performance target for such performance shares.

Pursuant to a revenue sharing agreement, Prospector has agreed to pay White Mountains 6% of the revenues in excess of $500,000 of certain of Prospector’s funds in return for White Mountains having made a founding investment in 1997.  During 2014, 2013 and 2012, White Mountains earned $0.4 million, $0.9 million, and $0.5 million under this arrangement.
As of December 31, 2014, White Mountains had $82.4 million invested in limited partnership investment interests managed by Prospector (the “Funds”).  This total includes $15.8 million of OneBeacon assets.  Under the limited partnership agreements, Prospector serves as general partner and general manager of the Funds and is paid management and incentive performance fees by White Mountains and OneBeacon.  For the years ended December 31, 2014, 2013 and 2012, White Mountains and OneBeacon incurred $1.1 million, $1.3 million and $1.1 million in management fees and $0.7 million, $3.2 million and $1.3 million in incentive fees.

Oakum Bay Capital
Mr. Kernan Oberting, a Managing Director of White Mountains Capital and President of Sirius Capital Markets, founded Oakum Bay Capital (“OBC”). OBC serves as the general manager and owns general partnership interests in KVO Capital Partners (“KCP”) and the Trimarc Capital Fund (“TCF”) hedge funds.
In connection with Mr. Oberting commencing employment with White Mountains Capital, on July 16, 2012, White Mountains purchased $2.0 million of preferred stock and received 7.5% of the common equity of OBC. After giving effect to the White Mountains’s investment, Mr. Oberting and his family beneficially owned 67.5% of the common equity of OBC. During 2013, Mr. Oberting and his family assigned all of their common equity interests to unaffiliated OBC management with effect from January 1, 2013.
In September 2013, White Mountains exchanged its preferred stock and common equity interest in OBC for $500,000 in cash and a portion of OBC’s revenue for the next ten years.
As of December 31, 2014, White Mountains investment in TCF was $7.8 million. Mr. Oberting is a limited partner in KCP and TCF. Mr. Barrette had a limited partnership investment in KCP that was redeemed in full in September 2012.
For the year ended December 31, 2013, White Mountains paid investment management fees $0.1 million to OBC.

Other Relationships and Transactions
WM Advisors provides investment advisory and management services to Symetra.  As of December 31, 2014 and 2013, WMA had $30.9 billion and $27.8 billion of assets under management from Symetra.  During 2014, 2013 and 2012, WMA earned $18.4 million, $16.5 million and $15.9 million in fees from Symetra.
On March 15, 2013, the Company repurchased 140,000 WTM common shares from the estate of John J. Byrne, a beneficial owner of the Company. The price per share was $563.57, the market price at the time the agreement was reached.

NOTE 21. Commitments and Contingencies

White Mountains leases certain office space under non-cancellable operating leases that expire on various dates through 2021. Rental expense for all of White Mountains’s locations was $19.4 million, $20.2 million and $18.8 million for the years ended December 31, 2014, 2013 and 2012. White Mountains also has various other lease obligations that are immaterial in the aggregate.  White Mountains’s future annual minimum rental payments required under non-cancellable leases, which are primarily for office space, are $16.5 million, $15.2 million, $13.6 million, and $54.7 million for 2015, 2016, 2017 and 2018 and thereafter, respectively.
White Mountains also has future binding commitments to fund certain other-long term investments. These commitments, which total $81.7 million, do not have fixed funding dates.

Capital Lease
In December 2011, OneBeacon sold the majority of its fixed assets and capitalized software. OneBeacon entered into lease financing arrangements with US Bancorp and Fifth Third whereby OneBeacon sold furniture and equipment and capitalized software, respectively, at a cost equal to net book value. OneBeacon then leased the fixed assets back from US Bancorp for a lease term of five years and leased the capitalized software back from Fifth Third for a lease term of four years. OneBeacon received cash proceeds of $23.1 million as a result of entering into the sale-leaseback transactions. At the end of the lease terms, OneBeacon will have the obligation to purchase the leased assets for a nominal fee, after which all rights, title and interest would transfer back. In accordance with ASC 840, OBIC recorded the sale of the assets with no gain or loss recognized while OB Services has recorded a capital lease obligation and a capital lease asset. As of December 31, 2014 and 2013, OneBeacon had a capital lease obligation of $7.1 million and $12.5 million, respectively, included within other liabilities and a capital lease asset of $7.0 million and $10.9 million included within other assets. The underlying assets will continue to be depreciated over their respective useful lives. OneBeacon’s future annual minimum rental payments are $5.3 million for the year ended December 31, 2015 and $1.8 million for the year ended December 31, 2016.

Assigned Risks
As a condition of its license to do business in certain states, White Mountains’s insurance operations are required to participate in mandatory shared market mechanisms. Each state dictates the types of insurance and the level of coverage that must be provided. The total amount of business an insurer is required to accept is based on its market share of voluntary business in the state. In certain cases, White Mountains is obligated to write business from mandatory shared market mechanisms at some time in the future based on the market share of voluntary policies it is currently writing. Underwriting results related to assigned risk plans are typically adverse and are not subject to the predictability associated with White Mountains’s voluntarily written business.
Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. White Mountains accrues any significant insolvencies when the loss is probable and the assessment amount can be reasonably estimated. The actual amount of such assessments will depend upon the final outcome of rehabilitation proceedings and will be paid over several years. As of December 31, 2014, the reserve for such assessments totaled $11.9 million.

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
The following summarizes significant legal contingencies, ongoing non-claims related litigation or arbitration as of December 31, 2014:

Esurance
On October 7, 2011, the Company completed the sale of its Esurance and Answer Financial subsidiaries (the “Transferred Subsidiaries”) to Allstate pursuant to a Stock Purchase Agreement dated as of May 17, 2011 (filed as an exhibit to the Company’s current report on Form 8-K on May 18, 2011, the “Agreement”). The Company has certain contingencies under the Agreement as follows:  (i) subject to specified thresholds and limits, the Company generally indemnifies Allstate for breaches of its representations and warranties in the Agreement for a period of eighteen months (although longer for specified representations and warranties) from the closing, (ii) the Company indemnifies Allstate for breaches of certain covenants in the Agreement, including certain agreements by the Company not to solicit certain employees of the Transferred Subsidiaries for three years after the closing, and (iii) subject to specified thresholds and limits, the Company indemnifies Allstate for specified matters related to the pre-closing period, including (a) specified litigation matters, (b) losses of the Transferred Subsidiaries arising from extra-contractual claims and claims in excess of policy limits (“ECO/EPL losses”), (c) certain corporate reorganizations effected to remove entities from the Transferred Subsidiaries that were not being sold in the transaction, and (d) certain tax matters, including certain net operating losses being less than stated levels.  In addition, the Company retains 90% of positive or negative development in the loss reserves of the Transferred Subsidiaries as of the closing date (net of ECO/EPL losses) through December 31, 2014.

Runoff Transaction
Subsequent to the closing of the Runoff Transaction, on January 22, 2015, three holders of insurance policies issued by the companies OneBeacon sold to Armour filed a Petition for Review with the Commonwealth Court of Pennsylvania (“Commonwealth Court”) requesting that the Commonwealth Court vacate the Pennsylvania Insurance Department’s (“PID”) orders approving the Runoff Transaction and denying their right to intervene in the PID’s regulatory review of the Runoff Transaction. White Mountains believes the claims made by the petitioners are without merit and intends to intervene in the proceedings before the Commonwealth Court to vigorously defend the propriety of the PID’s orders in their entirety. White Mountains believes that the possibility is remote that these proceedings could result in an adverse outcome or have a material financial impact on the Company’s results of operations or financial position in the future.

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
The Court granted an omnibus motion to dismiss the Noteholder Actions in September 2013 and Plaintiffs’ appeal is pending.
In addition, OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. This matter was consolidated for pretrial matters with the Noteholder Actions in the United States District Court for the Southern District of New York and was stayed pending the motion to dismiss in the Noteholder Action. An omnibus motion to dismiss the shareholder defendants in the Committee Action was filed in May 2014. No amount has been accrued in connection with this matter as of December 31, 2014, as the amount of loss, if any, cannot be reasonably estimated.

NOTE 22. Discontinued Operations

During 2014, White Mountains recorded a net loss on sale of discontinued operations of $1.6 million and a net loss from discontinued operations of $1.8 million. The net loss on sale of discontinued operations included a $18.8 million loss at OneBeacon on the Runoff Transaction, which included a $23.5 million after-tax loss from the change in the estimated value of the surplus notes issued with the Runoff Transaction, partially offset by a $4.8 million after-tax reduction in the loss on sale from the Runoff Transaction related to the change in the treatment of the $7.4 million pre-tax reserve charge recorded during the second quarter of 2013 (as described below). Previously, OneBeacon expected that the Runoff SPA would be amended to provide for the transfer of $7.4 million of additional assets to support the reserve charge. The Runoff SPA was instead revised to increase the cap on seller financing. The $18.8 million net loss on sale recorded in 2014 from the Runoff Transaction was partially offset by a $13.9 million gain from a payment received from Allianz, the purchaser of White Mountains’s former subsidiary Fireman’s Fund Insurance Company (“FFIC”), related to the utilization of alternative minimum tax credits associated with the tax loss on the sale of FFIC in 1991 and a $3.2 million gain from an interim payment from Allstate that primarily related to the favorable development on loss reserves transferred in the sale of Esurance and Answer Financial. The $1.8 million net loss from discontinued operations in 2014 related entirely to the Runoff Business.
During 2013, White Mountains recorded a net gain on sale of discontinued operations of $46.6 million and a net loss from discontinued operations of $42.1 million. During 2013, OneBeacon recorded a $78.9 million pre-tax loss and LAE provision for the Runoff Business. This reserve charge included a $7.4 million increase in loss and LAE reserves recorded in the second quarter of 2013, which partially offset $7.8 million of other revenue associated with a settlement award in the second quarter of 2013 in the Safeco v. American International Group, Inc. (“AIG”) class action related to AIG's alleged underreporting of workers' compensation premiums to the National Workers’ Compensation Reinsurance Pool. The net $71.5 million pre-tax ($46.5 million after-tax) of net losses from discontinued operations were fully offset by a $46.6 million after-tax reduction in the loss on sale of discontinued operations, as prescribed by the terms of the Runoff SPA, which stated that the buyer assumed the risk that loss and LAE reserves develop unfavorably from September 30, 2012 onward.
During 2012, White Mountains recorded a net loss from discontinued operations of $24.0 million and a net loss on sale of discontinued operations of $91.5 million, substantially all of which related to the Runoff Transaction and the results of the Runoff Business.

Runoff Transaction
As part of closing the Runoff Transaction on December 23, 2014, OneBeacon provided financing in the form of surplus notes with a par value of $101.0 million issued by OneBeacon Insurance Company (“OBIC”), one of the entities that were transferred from OneBeacon to Armour as part of the transaction (the “OBIC Surplus Notes”). At closing, the OBIC Surplus Notes had a fair value of $64.9 million, based on a discounted cash flow model, resulting in a total valuation adjustment of $36.1 million pre-tax ($23.5 million after-tax) included in loss from sale of discontinued operations. Subsequent to closing, the OBIC Surplus Notes are included in OneBeacon’s investment portfolio, categorized within other long-term investments, and subsequent changes in value thereon will be reflected in continuing operations. The fair value of the OBIC Surplus Notes did not materially change as of December 31, 2014.

AutoOne
On February 22, 2012, OneBeacon completed the sale of the AutoOne business to Interboro, which included the execution of a reinsurance agreement with certain subsidiaries of the Company pursuant to which OneBeacon cedes, on a 100% quota share basis, legacy AutoOne business not directly written by transferred entities.
During the year ended December 31, 2012, OneBeacon and Interboro reached conclusion on post-closing adjustments to the closing balance sheet resulting in OneBeacon recording a net gain of $0.5 million after tax, reflecting a true up of the estimated loss on sale of AutoOne.

Surplus Notes
In the fourth quarter of 2014, in conjunction with the Runoff Transaction, OneBeacon provided financing in the form of surplus notes with a par value of $101.0 million, which had a fair value of $64.9 million at the date of closing and as of December 31, 2014. The OBIC Surplus Notes, issued by one of the transferred entities, OBIC (“Issuer”), were in the form of both seller priority and pari passu notes.
Under the contractual terms of both the seller priority and pari passu notes, scheduled interest payments accrue at 6.0% until the scheduled maturity date of March 15, 2020 and at a floating interest rate thereafter, should any principal remain outstanding. All interest and principal due on the seller priority note must first be paid before any interest or principal can be paid on the pari passu note. As required by the PID, interest on the notes does not compound. The notes restrict the Issuer’s ability to make distributions to holders of its equity interest. All such distributions are prohibited while the seller priority note is outstanding, and while the pari passu note is outstanding, distributions are permitted only if the Issuer concurrently repays a pro rata amount of any outstanding principal on the pari passu note.
Pursuant to the notes, the Issuer shall seek to redeem the notes annually each March 15 at a requested redemption amount such that the Issuer’s total adjusted capital following the proposed redemption payment would equal 200% of the Issuer’s “authorized control level RBC”, as such term is defined by the insurance laws of the Commonwealth of Pennsylvania and as prescribed by the PID. All redemptions or repayments of principal and payments of interest on the notes are subject to approval by the PID.
Below is a table illustrating the valuation adjustments taken to arrive at the estimated fair value of the OBIC Surplus Notes as of December 31, 2014:

	Type of Surplus Note
Millions	Seller Priority	Pari Passu	Total
Par Value	$57.9	$43.1	$101.0
Fair value adjustments to reflect:
Current market rates on public debt and contract-based repayments(1)	1.6	(8.2)	(6.6)
Regulatory approval (2)	(4.6)	(8.0)	(12.6)
Liquidity adjustment (3)	(11.0)	(5.7)	(16.7)
Total adjustments	(14.0)	(21.9)	(35.9)
Fair value	$43.9	$21.2	$65.1

(1)
Represents the value of the OBIC Surplus Notes, at current market yields on publicly traded debt, and assuming issuer is allowed to make principal and interest payments when its financial capacity is available, as measured by statutory capital in excess of a 250% RBC score.

(2)	Represents anticipated delay in securing regulatory approvals of interest and principal payments to reflect graduated changes in Issuer’s statutory surplus.

(3)	Represents impact of liquidity spread to account for OneBeacon’s sole ownership of the surplus notes, lack of a trading market and ongoing regulatory approval risk.

The internal valuation model used to estimate the fair value is based on discounted expected cash flows. The estimated fair value of the OBIC Surplus Notes is sensitive to changes in treasury rates and public debt credit spreads, as well as changes in estimates with respect to other variables including a discount to reflect the private nature of the notes (and the related lack of liquidity), the credit quality of the notes - based on the financial performance of the Issuer relative to expectations, and the timing, amount, and likelihood of interest and principal payments on the notes, which are subject to regulatory approval and therefore may vary from the contractual terms. OneBeacon has assumed for estimating the fair value that interest payouts begin in year five and principal repayments begin on a graduating basis in year ten. Although these variables involve considerable judgment, the Company does not currently expect any resulting changes in the estimated value of the surplus notes to be material to its financial position.

Summary of Reclassified Balances and Related Items
As of December 31, 2013, the Runoff Transaction met the criteria for held for sale accounting. As a result, the assets and liabilities associated with the Runoff Transaction are presented separately as single line items in the asset and liability sections of the December 31, 2013 consolidated balance sheet, the major categories of which are summarized below.
Net Assets Held for Sale
The following summarizes the assets and liabilities associated with the businesses classified as held for sale:

December 31,
Millions	2013
Assets held for sale
Fixed maturity investments, at fair value	$236.3
Reinsurance recoverable on unpaid losses	1,604.7
Reinsurance recoverable on paid losses	10.7
Insurance premiums receivable	9.1
Deferred tax asset	3.3
Other assets	16.0
Total assets held for sale	$1,880.1
Liabilities held for sale
Loss and loss adjustment expense reserves	$1,793.1
Unearned insurance premiums	.2
Ceded reinsurance payable	12.3
Other liabilities	74.5
Total liabilities held for sale	1,880.1
Net assets held for sale	$—
Net Income (Loss) from Discontinued Operations
The following summarizes the results of operations, including related income taxes associated with the businesses classified as discontinued operations:

	Year Ended December 31,
Millions	2014	2013	2012
Revenues
Earned insurance premiums	$.1	$.8	$10.6
Other revenue	—	10.8	—
Total revenues	.1	11.6	10.6
Expenses
Loss and loss adjustment expenses	(.7)	78.9	48.4
Insurance and reinsurance acquisition expenses	.1	—	(2.1)
Other underwriting expenses	3.5	(.2)	1.7
Total expenses	2.9	78.7	48.0
Pre-tax loss	(2.8)	(67.1)	(37.4)
Income tax benefit	1.0	25.0	13.4
Loss from discontinued operations	(1.8)	(42.1)	(24.0)
Net (loss) gain from sales of discontinued operations	(1.6)	46.6	(91.0)
Net (loss) income from discontinued operations	$(3.4)	$4.5	$(115.0)

The loss from sale of discontinued operations is subject to customary post-closing adjustments related to the true-up of the closing balance sheet.

Earnings (Loss) Per Share
Basic earnings (loss) per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities.  Diluted earnings (loss) per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.  The following table outlines the computation of earnings (loss) per share for discontinued operations for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Basic and diluted earnings (loss) per share numerators (in millions):
Net (loss) income attributable to White Mountains’s common shareholders	$(3.4)	$4.5	$(115.0)
Allocation of income for participating unvested restricted common shares (1)	—	—	1.5
Net (loss) income attributable to White Mountains’s common shareholders, net of restricted common share amounts (2)	$(3.4)	$4.5	$(113.5)
Basic earnings (loss) per share denominators (in thousands):
Total average common shares outstanding during the period	6,104.9	6,200.4	6,799.8
Average unvested restricted common shares (3)	(78.9)	(91.4)	(91.1)
Basic earnings (loss) per share denominator	6,026.0	6,109.0	6,708.7
Diluted earnings (loss) per share denominator (in thousands):
Total average common shares outstanding during the period	6,104.9	6,200.4	6,799.8
Average unvested restricted common shares (3)	(78.9)	(91.4)	(91.1)
Average outstanding dilutive options to acquire common shares (4)	—	—	—
Diluted earnings (loss) per share denominator	6,026.0	6,109.0	6,708.7
Basic and diluted earnings (loss) per share (in dollars):	$(.56)	$0.74	$(16.91)

(1)	Restricted shares issued by White Mountains contain dividend participation features, and therefore, are considered participating securities.

(2)	Net income (loss) attributable to White Mountains’s common shareholders, net of restricted share amounts, is equal to undistributed earnings for the years ended December 31, 2014, 2013 and 2012.

(3)	Restricted common shares outstanding vest either in equal annual installments or upon a stated date (see Note 13).

(4)
The diluted earnings (loss) per share denominator for the years ended December 31, 2014, 2013 and 2012 does not include the impact of 125,000 common shares issuable upon exercise of the non-qualified options outstanding as they are anti-dilutive to the calculation.

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
We assessed the effectiveness of White Mountains’s internal control over financial reporting as of December 31, 2014. Our assessment did not include an assessment of the internal control over financial reporting for certain recent acquisitions. These acquisitions were Wobi Insurance Agency Ltd., Star & Shield Holdings LLC, Star & Shield Risk Management LLC, Star & Shield Claims Services LLC, QL Holdings LLC, Olympus Reinsurance Company Ltd., and Tranzact Holdings, LLC and its consolidated investments, including MG LLC and Tranzutary Holdings, LLC (collectively “Tranzact”). Each of these represents less than 1% of White Mountains’s total assets as of December 31, 2014, except Tranzact which represents 3.1% of White Mountains’s total assets as of December 31, 2014. Each of these also represents less than 1% of White Mountains’s total revenue for the year ended December 31, 2014, except QL Holdings LLC and Tranzact, which represent 2.6% and 1.7%, respectively, of White Mountains’s total revenue for the year ended December 31, 2014. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, we have concluded that White Mountains maintained effective internal control over financial reporting as of December 31, 2014.
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of White Mountains’s internal control over financial reporting as of December 31, 2014 as stated in their report which appears on page F-90.

February 27, 2015

/s/ RAYMOND BARRETTE	/s/ DAVID T. FOY
Chairman and CEO (Principal Executive Officer)	Executive Vice President and CFO (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of White Mountains Insurance Group, Ltd.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of White Mountains Insurance Group, Ltd. and its subsidiaries (the “Company”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded Wobi Insurance Agency Ltd. (“Wobi”), Star & Shield Holdings LLC, Star & Shield Risk Management LLC, Star & Shield Claims Services LLC (collectively “Star & Shield”), QL Holdings LLC (“QuoteLab”), Olympus Reinsurance Company Ltd. (“Olympus Re”), and Tranzact Holdings, LLC and its consolidated investments, including MG LLC and Tranzutary Holdings, LLC (collectively “Tranzact”) from its assessment of internal control over financial reporting as of December 31, 2014 because these entities were acquired by the Company during 2014. We have also excluded Wobi, Star & Shield, QuoteLab, Olympus Re and Tranzact from our audit of internal control over financial reporting. Wobi, Star & Shield, QuoteLab, Olympus Re and Tranzact are consolidated subsidiaries whose total assets and total revenues represent 4% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 27, 2015

SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)

Selected quarterly financial data for 2014 and 2013 is shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for the interim periods. As a result of the Esurance Sale, AutoOne Sale and the Runoff Business sale, the results of operations for Esurance, AutoOne and the Runoff Business have been classified as discontinued operations and are now presented, net of related income taxes, as such in the statement of comprehensive income. Prior year amounts have been reclassified to conform to the current period’s presentation (see Note 22).

	2014 Three Months Ended				2013 Three Months Ended
Millions, except per share amounts	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Revenues	$689.7	$589.4	$652.8	$578.3	$626.6	$574.1	$489.3	$627.4
Expenses	643.5	555.0	543.8	466.2	492.4	518.8	485.7	475.6
Pre-tax income	46.2	34.4	109.0	112.1	134.2	55.3	3.6	151.8
Tax benefit (expense)	8.7	(7.8)	(23.9)	(30.3)	(27.4)	(8.2)	.6	(41.6)
Income from continuing operations	54.9	26.6	85.1	81.8	106.8	47.1	4.2	110.2
(Loss) income from discontinued operations, net of tax	(12.2)	6.7	2.6	(.5)	(.3)	.4	3.9	.5
Non-controlling interest in consolidated subsidiaries	15.0	11.2	(4.6)	.5	(.3)	1.1	11.1	.5
Equity in earnings of unconsolidated affiliates	12.3	7.0	12.5	13.8	11.7	8.6	7.1	9.2
Income attributable to White Mountains’s common shareholders	$70.0	$51.5	$95.6	$95.6	$117.9	$57.2	$26.3	$120.4
Income (loss) attributable to White Mountains’s common shareholders per share:
Basic
Continuing operations	$13.71	$7.35	$15.10	$15.56	$19.14	$9.20	$3.62	$19.10
Discontinued operations	(2.03)	1.10	.43	(.08)	(.05)	.06	.64	.07
Total consolidated operations	$11.68	$8.45	$15.53	$15.48	$19.09	$9.26	$4.26	$19.17
Diluted
Continuing operations	$13.71	$7.35	$15.10	$15.56	$19.14	$9.20	$3.62	$19.10
Discontinued operations	(2.03)	1.10	.43	(.08)	(.05)	.06	.64	.07
Total consolidated operations	$11.68	$8.45	$15.53	$15.48	$19.09	$9.26	$4.26	$19.17

SCHEDULE I

WHITE MOUNTAINS INSURANCE GROUP, LTD.

SUMMARY OF INVESTMENTS—OTHER THAN
INVESTMENTS IN RELATED PARTIES
At December 31, 2014

Millions	Cost	Carrying Value	Fair Value
Fixed maturity investments:
Bonds:
U.S. Government and government agencies and authorities	$184.7	$188.1	$188.1
Debt securities issued by corporations	2,221.3	2,311.2	2,311.2
Mortgage-backed and asset-backed securities	1,811.1	1,840.9	1,840.9
States, municipalities and political subdivisions	82.0	83.2	83.2
Foreign governments	274.6	275.1	275.1
Redeemable preferred stocks	79.6	85.8	85.8
Total fixed maturity investments	4,653.3	4,784.3	4,784.3
Short-term investments	871.7	871.7	871.7
Common equity securities:
Banks, trust and insurance companies	167.0	233.9	233.9
Public utilities	7.9	9.5	9.5
Industrial, miscellaneous and other	458.7	558.2	558.2
Total common equity securities	633.6	801.6	801.6
Convertible fixed maturity and preferred investments	19.1	20.5	20.5
Other long-term investments(1)	322.0	385.0	385.0
Total investments	$6,499.7	$6,863.1	$6,863.1
(1) Excludes cost of $22.5 and carrying value of $23.2 associated with investments accounted for under the equity method.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED BALANCE SHEETS

	December 31,
Millions	2014	2013
Assets:
Cash	$.2	$.2
Fixed maturity investments, at fair value	—	31.8
Short-term investments, at amortized cost	31.0	1.4
Other assets	.2	.4
Investments in consolidated and unconsolidated affiliates	4,119.4	3,919.1
Total assets	$4,150.8	$3,952.9
Liabilities:
Revolving line of credit	$—	$—
Payable to subsidiary	161.6	47.0
Other liabilities	(7.4)	.4
Total liabilities	154.2	47.4
White Mountains’s common shareholders’ equity	3,996.6	3,905.5
Total liabilities and equity	$4,150.8	$3,952.9

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
Millions	2014	2013	2012
Revenues (including realized gains and losses)	$.3	$1.2	$20.8
Expenses	32.3	39.0	32.4
Pre-tax loss	(32.0)	(37.8)	(11.6)
Income tax benefit (expense)	.9	(.1)	(.3)
Net loss	(31.1)	(37.9)	(11.9)
Net gain from discontinued operations, net of tax	13.9	—	—
Equity in earnings from consolidated and unconsolidated affiliates	329.9	359.7	219.3
Net income attributable to White Mountains’s common shareholders	312.7	321.8	207.4
Other comprehensive (loss) income items, after-tax	(101.6)	(79.8)	95.2
Comprehensive income attributable to White Mountains’s common shareholders	$211.1	$242.0	$302.6
Computation of net income available to common shareholders:
Net income available to common shareholders	$312.7	$321.8	$207.4

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE II
(continued)
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions	2014	2013	2012
Net income attributable to White Mountains’s common shareholders	$312.7	$321.8	$207.4
Charges (credits) to reconcile net income to net cash from operations:
Net realized and unrealized gains on sales of investments	(.2)	(.2)	(11.0)
Undistributed current earnings from subsidiaries	(329.9)	(359.7)	(219.3)
Net gain on sale of other discontinued operations (6)	(13.9)	—	—
Other non-cash reconciling items including restricted share and option amortization	12.9	15.6	22.1
Net change in other assets and liabilities, net	(7.6)	(2.9)	(10.0)
Net cash used for continuing operations	(26.0)	(25.4)	(10.8)
Net cash provided from discontinued operations(6)	13.9	—	—
Net cash used for operations	(12.1)	(25.4)	(10.8)
Cash flows from investing activities:
Net decrease in short-term investments	(29.6)	7.5	63.3
Purchases of investment securities(2)	(7.6)	(26.2)	(706.2)
Sales and maturities of investment securities(4)	39.4	61.1	2,009.7
Issuance of debt from (to) subsidiaries(3)	144.6	153.9	(121.0)
Repayment of debt (to) from subsidiaries	(30.0)	(10.3)	28.5
Receipt of cash flows from discontinued operations(6)	13.9	—	—
Contributions to subsidiaries(4)	—	—	(663.0)
Distributions from subsidiaries(1)(2)	29.7	.1	—
Net cash provided from investing activities — continuing operations	160.4	186.1	611.3
Net cash used for investing activities — discontinued operations	(13.9)	—	—
Net cash provided from investing activities	146.5	186.1	611.3
Cash flows from financing activities:
Draw down of revolving line of credit(5)	65.0	200.0	150.0
Repayment of revolving line of credit(3)(5)	(65.0)	(275.0)	(75.0)
Proceeds from issuances of common shares	—	—	—
Repurchases and retirement of common shares(3)(4)	(128.2)	(79.8)	(669.1)
Dividends paid on common shares	(6.2)	(6.2)	(6.6)
Net cash used for financing activities — continuing operations	(134.4)	(161.0)	(600.7)
Net cash (used for) provided from financing activities — discontinued operations	—	—	—
Net cash used for financing activities	(134.4)	(161)	(600.7)
Net decrease in cash during the year	—	(.3)	(.2)
Cash balance at beginning of year	.2	.5	.7
Cash balance at end of year	$.2	$.2	$.5
Supplemental cash flow information:
Interest paid	$(.3)	$(2.0)	$(12.4)

(1)	During 2014, the Company received a distribution of $29.7 from Lone Tree Holdings, Ltd, a direct wholly-owned subsidiary.

(2)
During 2013, the Company received a distribution of $28.0 from Lone Tree Holdings, Ltd. The distribution included $27.9 of fixed maturities and $.1 of cash. Purchases of investment securities excludes the non-cash distribution of $27.9.

(3)	During 2013, the Company used cash proceeds received from the issuance of debt to repurchase $79.8 of its common shares and repay $75.0 of its revolving line of credit.

(4)
During 2012, the Company sold the majority of its fixed maturity investments and used the proceeds to (a) contribute $663.0 to its subsidiaries, the majority of which was used to fund HG Global and (b) repurchase 1,329,640 of its common shares for $669.1.

(5)	The WTM Bank Facility presented in Note 7 - “Debt” is a direct obligation of the Registrant.

(6)
During 2014, the Company received a payment from Allianz, the purchaser of White Mountains’s former subsidiary Fireman’s Fund Insurance Company (“FFIC”), related to the utilization of alternative minimum tax credits associated with the tax loss on the sale of FFIC in 1991. See Note 22 - “Discontinued Operations”.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE III

WHITE MOUNTAINS INSURANCE GROUP, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
(Millions)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premiums earned	Net investment income (1)	Benefits, claims, losses, and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Years ended:
December 31, 2014
OneBeacon(2)	$103.2	$1,342.2	$588.3	$—	$1,177.1	$41.7	$815.1	$203.3	$179.2	$1,216.9
Sirius Group	69.9	1,809.8	338.6	—	873.9	41.1	345.3	193.6	129.7	882.5
HG Global/BAM	4.0	—	27.6	—	1.8	7.1	—	2.1	.4	16.2
Other operations(3)	—	7.8	.8	—	6.1	.2	8.9	.8	—	5.9
December 31, 2013
OneBeacon(2)	$103.7	$1,054.3	$544.9	$—	$1,120.4	$41.1	$622.1	$208.9	$204.8	$1,088.6
Sirius Group	69.3	2,025.0	343.3	—	866.4	30.3	418.4	166.5	126.1	876.6
HG Global/BAM	1.7	—	13.2	—	.5	5.7	—	1.5	.4	13.6
Other operations	—	—	—	—	—	.1	—	—	—	—
December 31, 2012
OneBeacon(2)	$123.9	$1,000.0	$573.8	$—	$1,132.0	$53.6	$650.0	$249.4	$205.2	$1,179.2
Sirius Group	71.4	2,168.9	350.2	—	931.6	65.0	543.9	180.8	116.4	947.7
Other operations	—	—	—	—	—	.5	—	—	—	—

(1)	The amounts shown exclude net investment income relating to non-insurance operations of $14.9, $33.7 and $32.3 for the twelve months ended December 31, 2014, 2013 and 2012, respectively.

(2)
The amounts shown excludes balances reclassified to held for sale in the consolidated balance sheets related to the Runoff Transaction as of December 31, 2013 and 2012 and to AutoOne as of December 31, 2011. See Note 22 - “Discontinued Operations”.

(3)	The Other operations amounts shown relate to SSIE. SSIE’s results are attributed to non-controlling interests.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE IV

WHITE MOUNTAINS INSURANCE GROUP, LTD.
REINSURANCE
(Millions)

Column A	Column B	Column C	Column D	Column E	Column F
Premiums earned	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Years ended:
December 31, 2014
OneBeacon (1)	$1,209.1	$(102.9)	$70.9	$1,177.1	6.0%
Sirius Group	200.2	(251.7)	925.4	873.9	105.9%
HG/BAM	1.8	—	—	1.8	—%
Other operations(2)	22.6	(16.5)	—	6.1	—
December 31, 2013
OneBeacon(1)	$1,043.3	$(71.4)	$148.5	$1,120.4	13.3%
Sirius Group	174.0	(246.2)	938.6	866.4	108.3%
December 31, 2012
OneBeacon(1)	$1,158.3	$(79.1)	$52.8	$1,132.0	4.7%
Sirius Group	169.9	(226.6)	988.3	931.6	106.1%

(1)
The amounts shown excludes balances reclassified to discontinued operations in the consolidated income statement related to the Runoff Transaction as of December 31, 2014, 2013 and 2012. See Note 22 - “Discontinued Operations”.

(2)	The Other operations amounts shown relate to SSIE. SSIE’s results are attributed to non-controlling interests.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE V

WHITE MOUNTAINS INSURANCE GROUP, LTD.
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions (subtractions)
Millions	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions described (1)	Balance at end of period
Years ended:

December 31, 2014
Reinsurance recoverable on paid losses:
Allowance for reinsurance balances	$23.7	$(1.1)	$—	$(11.2)	$11.4
Property and casualty insurance and reinsurance premiums receivable:
Allowance for uncollectible accounts	4.0	(.2)	(1.0)	.1	2.9
Accounts receivable:
Allowance for uncollectible accounts	—	3.6	—	(.3)	3.3

December 31, 2013
Reinsurance recoverable on paid losses:
Allowance for reinsurance balances	$35.5	$(.6)	$—	$(11.2)	$23.7
Property and casualty insurance and reinsurance premiums receivable:
Allowance for uncollectible accounts	4.4	1.0	—	(1.4)	4.0

December 31, 2012
Reinsurance recoverable on paid losses:
Allowance for reinsurance balances	$34.4	$(.6)	$—	$1.7	$35.5
Property and casualty insurance and reinsurance premiums receivable:
Allowance for uncollectible accounts	3.4	1.1	—	(0.1)	4.4

(1)	Represents net collections (charge-offs) of balances receivable and foreign currency translation.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE VI

WHITE MOUNTAINS INSURANCE GROUP, LTD.
SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS
(Millions)

Column A	Column B	Column C	Column D		Column E	Column F	Column G	Column H		Column I	Column J	Column K
	Deferred acquisition costs(4)	Reserves for Unpaid Claims and Claims Adjustment Expenses	Discount, if any, deducted in Column C		Unearned Premiums	Earned Premiums	Net investment income	Claims and Claims Adjustment Expenses Incurred Related to		Amortization of deferred policy acquisition(4) costs	Paid Claims and Claims Adjustment Expenses	Premiums written
Affiliation with registrant								Current Year (1)	Prior Year (2)
OneBeacon(3):
2014	$103.2	$1,342.2	$1.0	(1)	$588.3	$1,177.1	$41.7	$725.3	$89.8	$203.3	$608.6	$1,216.9
2013	103.7	1,054.3	3.0	(1)	544.9	1,120.4	41.1	622.1	—	208.9	540.7	1,088.6
2012	123.9	1,000.0	4.6	(1)	573.8	1,132.0	53.6	657.4	(7.4)	249.4	565.1	1,179.2
Sirius Group:
2014	$69.9	$1,809.8	$0.7	(2)	$338.6	$873.9	$41.1	$443.2	$(98.0)	$193.6	$544.9	$882.5
2013	69.3	2,025.0	1.7	(2)	343.3	866.4	30.3	466.8	(48.4)	166.5	628.1	876.6
2012	71.4	2,168.9	2.4	(2)	350.2	931.6	65.0	578.4	(34.5)	180.8	741.2	947.7
Other operations(5):
2014	$—	$7.8	$—		$—	$0.8	$0.2	$6.7	$2.2	$—	$14.8	$5.9
2013	—	—	—		—	—	—	—	—	—	—	—
2012	—	—	—		—	—	—	—	—	—	—	—

(1)
The amounts shown represent OneBeacon’s discount on its long-term workers compensation loss and LAE reserves, as such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual basis. OneBeacon discounts these reserves using a discount rate which is determined based on the facts and circumstances applicable at the time the claims are settled (2.5%, 3.5% and 3.5% as of December 31, 2014, 2013 and 2012).

(2)
The amount shown represents unamortized fair value adjustments to reserves for unpaid claims and claims adjustment expenses made in purchase accounting as a result of White Mountains’s purchase of Sirius International during 2004.

(3)
The amounts shown excludes balances reclassified to held for sale in the consolidated balance sheets related to the Runoff Transaction as of December 31, 2013 and 2012. See Note 22 - “Discontinued Operations”.

(4)	In 2012, the Company adopted ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (ASC 944). See Note 1 - “Summary of Significant Accounting Policies”.

(5)	The Other operations amounts shown relate to SSIE. SSIE’s results are attributed to non-controlling interests.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.