Form 10-Q
period 2015-03-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2015-05-04
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2015

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

As of May 4, 2015, 5,991,584 common shares with a par value of $1.00 per share were outstanding (which includes 71,124 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Part I.FINANCIAL INFORMATION.

Item 1.	Financial Statements
WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

(Millions, except share amounts)	March 31, 2015	December 31, 2014
Assets	Unaudited
Fixed maturity investments, at fair value	$4,771.9	$4,784.3
Short-term investments, at amortized cost (which approximates fair value)	929.2	871.7
Common equity securities, at fair value	786.9	801.6
Convertible fixed maturity and preferred investments, at fair value	15.8	20.5
Other long-term investments	402.6	407.0
Total investments	6,906.4	6,885.1
Cash (restricted: $29.0 and $23.7)	335.8	373.2
Reinsurance recoverable on unpaid losses	436.9	483.9
Reinsurance recoverable on paid losses	29.8	23.6
Insurance and reinsurance premiums receivable	706.9	547.7
Funds held by ceding entities	99.6	129.0
Investments in unconsolidated affiliates	450.8	414.4
Deferred acquisition costs	192.0	177.1
Deferred tax asset	417.9	456.1
Ceded unearned insurance and reinsurance premiums	145.1	94.0
Accrued investment income	30.4	34.5
Accounts receivable on unsettled investment sales	12.0	56.5
Goodwill and intangible assets	362.6	366.4
Other assets	323.6	356.1
Assets held for sale	58.0	58.1
Total assets	$10,507.8	$10,455.7
Liabilities
Loss and loss adjustment expense reserves	$3,035.0	$3,159.8
Unearned insurance and reinsurance premiums	1,102.5	955.3
Debt	749.8	746.6
Deferred tax liability	254.0	282.8
Accrued incentive compensation	100.5	184.6
Ceded reinsurance payable	151.8	105.7
Funds held under insurance and reinsurance contracts	143.3	138.9
Accounts payable on unsettled investment purchases	92.6	2.6
Other liabilities	338.5	341.0
Total liabilities	5,968.0	5,917.3
Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share - authorized 50,000,000 shares;
issued and outstanding 5,991,584 and 5,986,214 shares	6.0	6.0
Paid-in surplus	1,032.7	1,028.7
Retained earnings	3,080.8	3,010.5
Accumulated other comprehensive income (loss), after tax:
Equity in net unrealized gains from investment in Symetra common shares	63.8	34.9
Net unrealized foreign currency translation losses	(167.6)	(79.8)
Pension liability and other	(4.4)	(4.6)
Total White Mountains’s common shareholders’ equity	4,011.3	3,995.7
Non-controlling interests
Non-controlling interest - OneBeacon Ltd.	258.8	258.4
Non-controlling interest - SIG Preference Shares	250.0	250.0
Non-controlling interest - mutuals and reciprocals	(140.5)	(134.3)
Non-controlling interest - other	160.2	168.6
Total non-controlling interests	528.5	542.7
Total equity	4,539.8	4,538.4
Total liabilities and equity	$10,507.8	$10,455.7
 See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Unaudited

	Three Months Ended
	March 31,
(Millions, except per share amounts)	2015	2014
Revenues:
Earned insurance and reinsurance premiums	$494.3	$493.6
Net investment income	23.3	24.7
Net realized and unrealized investment gains	103.4	63.8
Other revenue	35.8	(3.4)
Total revenues	656.8	578.7
Expenses:
Loss and loss adjustment expenses	265.4	229.3
Insurance and reinsurance acquisition expenses	95.6	95.1
Other underwriting expenses	81.5	81.4
General and administrative expenses	116.4	50.3
Interest expense	11.1	10.1
Total expenses	570.0	466.2

Pre-tax income from continuing operations	86.8	112.5

Income tax expense	(25.0)	(30.9)

Net income from continuing operations	61.8	81.6

Gain from sale of discontinued operations, net of tax	8.0	—

Net loss from discontinued operations, net of tax	(.1)	(.5)

Income before equity in earnings of unconsolidated affiliates	69.7	81.1

Equity in earnings of unconsolidated affiliates, net of tax	7.3	13.8

Net income	77.0	94.9
Net loss attributable to non-controlling interests	7.3	.6

Net income attributable to White Mountains’s common shareholders	84.3	95.5

Other comprehensive (loss) income, net of tax:
Change in equity in net unrealized gains from investments in Symetra common shares, net of tax	28.9	36.5
Change in foreign currency translation, pension liability and other	(87.6)	(7.8)

Comprehensive income	25.6	124.2
Comprehensive income attributable to non-controlling interests	—	—
Comprehensive income attributable to White Mountains’s common shareholders	$25.6	$124.2

Income per share attributable to White Mountains’s common shareholders
Basic income per share
Continuing operations	$12.77	$15.56
Discontinued operations	1.32	(.08)
Total consolidated operations	$14.09	$15.48

Diluted income per share
Continuing operations	$12.77	$15.56
Discontinued operations	1.32	(.08)
Total consolidated operations	$14.09	$15.48

Dividends declared per White Mountains’s common share	$1.00	$1.00
 See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited

	White Mountains’s Common Shareholders’ Equity
(Millions)	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2015	$1,034.7	$3,010.5	$(49.5)	$3,995.7	$542.7	$4,538.4

Net income (loss)	—	84.3	—	84.3	(7.3)	77.0
Net change in unrealized gains from investments in unconsolidated affiliates	—	—	28.9	28.9	—	28.9
Net change in foreign currency translation	—	—	(87.8)	(87.8)	—	(87.8)
Net change in pension liability and other accumulated comprehensive items	—	—	.2	.2	—	.2
Total comprehensive income (loss)	—	84.3	(58.7)	25.6	(7.3)	18.3
Dividends declared on common shares	—	(6.0)	—	(6.0)	—	(6.0)
Dividends to non-controlling interests	—	—	—	—	(7.0)	(7.0)
Repurchases and retirements of common shares	(3.0)	(8.0)	—	(11.0)	—	(11.0)
Acquisition from non-controlling interests	4.6	—	—	4.6	(4.6)	—
Net contributions from non-controlling interests	—	—	—	—	5.2	5.2
Amortization of restricted share awards	2.4	—	—	2.4	(.5)	1.9
Balance at March 31, 2015	$1,038.7	$3,080.8	$(108.2)	$4,011.3	$528.5	$4,539.8

	White Mountains’s Common Shareholders’ Equity
(Millions)	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2014	$1,051.1	$2,801.8	$52.1	$3,905.0	$491.8	$4,396.8

Net income (loss)	—	95.5	—	95.5	(.6)	94.9
Net change in unrealized gains from investments in unconsolidated affiliates	—	—	36.5	36.5	—	36.5
Net change in foreign currency translation	—	—	(7.9)	(7.9)	—	(7.9)
Net change in pension liability and other accumulated comprehensive items	—	—	.1	.1	—	.1
Total comprehensive income (loss)	—	95.5	28.7	124.2	(.6)	123.6
Dividends declared on common shares	—	(6.2)	—	(6.2)	—	(6.2)
Dividends to non-controlling interests	—	—	—	—	(5.2)	(5.2)
Repurchases and retirements of common shares	(4.5)	(10.9)	—	(15.4)	—	(15.4)
Issuances of common shares	2.1	—	—	2.1	—	2.1
Net contributions from non-controlling interests	—	—	—	—	27.0	27.0
Amortization of restricted share awards	4.2	—	—	4.2	.2	4.4
Balance at March 31, 2014	$1,052.9	$2,880.2	$80.8	$4,013.9	$513.2	$4,527.1
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended
	March 31,
(Millions)	2015	2014
Cash flows from operations:
Net income	$77.0	$94.9
Charges (credits) to reconcile net income to net cash used for operations:
Net realized and unrealized investment gains	(103.4)	(63.8)
Deferred income tax expense	12.2	21.7
Net income from discontinued operations	7.9	.5
Gain on sale of subsidiary - Citation	—	(.7)
Amortization and depreciation	22.2	15.4
Undistributed equity in earnings from unconsolidated affiliates, net of tax	(7.3)	(13.8)
Other operating items:
Net change in loss and loss adjustment expense reserves	(39.3)	(44.6)
Net change in reinsurance recoverable on paid and unpaid losses	20.0	13.9
Net change in unearned insurance and reinsurance premiums	181.3	217.7
Net change in variable annuity benefit guarantee liabilities	(.4)	1.3
Net change in variable annuity benefit guarantee derivative instruments	9.4	(20.4)
Net change in deferred acquisition costs	(20.2)	(15.3)
Net change in funds held by ceding entities	21.4	12.6
Net change in ceded unearned premiums	(61.5)	(60.6)
Net change in funds held under reinsurance treaties	9.8	.7
Net change in insurance and reinsurance premiums receivable	(190.5)	(212.4)
Net change in ceded reinsurance payable	56.4	78.6
Net change in restricted cash	(5.3)	33.9
Net change in other assets and liabilities, net	(55.3)	(92.2)
Net cash used for operations - continuing operations	(65.6)	(32.6)
Net cash provided from (used for) operations - discontinued operations	7.9	(14.6)
Net cash used for operations	(57.7)	(47.2)
Cash flows from investing activities:
Net change in short-term investments	(86.1)	(61.5)
Sales of fixed maturity and convertible fixed maturity investments	1,110.8	1,026.3
Maturities, calls and paydowns of fixed maturity and convertible fixed maturity investments	138.2	189.7
Sales of common equity securities	80.0	63.4
Distributions and redemptions of other long-term investments	6.4	23.9
Sales of consolidated and unconsolidated affiliates, net of cash sold	—	12.8
Funding from (of) operational cash flows for discontinued operations	7.9	(14.6)
Purchases of other long-term investments	(9.5)	(13.0)
Purchases of common equity securities	(49.5)	(65.0)
Purchases of fixed maturity and convertible fixed maturity investments	(1,282.3)	(1,138.3)
Purchases of consolidated and unconsolidated affiliates, net of cash acquired	(2.4)	(32.2)
Net change in unsettled investment purchases and sales	135.2	52.6
Net acquisitions of property and equipment	(5.0)	(.5)
Net cash provided from investing activities - continuing operations	43.7	43.6
Net cash (used for) provided from investing activities - discontinued operations	(7.9)	14.6
Net cash provided from investing activities	35.8	58.2
Cash flows from financing activities:
Draw down of debt and revolving line of credit	4.5	—
Repayment of debt and revolving line of credit	(1.3)	—
Payments on capital lease obligation	(1.3)	(1.3)
Cash dividends paid to the Company’s common shareholders	(6.0)	(6.2)
Cash dividends paid to OneBeacon Ltd.’s non-controlling common shareholders	(4.9)	(4.9)
Common shares repurchased	(4.3)	(10.9)
OneBeacon Ltd. common shares repurchased and retired	(1.7)	—
Distribution to non-controlling interest shareholders	(.7)	—
Collateral provided by interest rate cap counterparties	(1.2)	(2.6)
Capital contributions from BAM members	4.6	4.8
Net cash used for financing activities - continuing operations	(12.3)	(21.1)
Net cash (used for) provided from financing activities - discontinued operations	—	—
Net cash used for financing activities	(12.3)	(21.1)
Effect of exchange rate changes on cash	(8.5)	(.2)
Net change in cash during the period	(42.7)	(10.3)
Cash balances at beginning of period (excludes restricted cash balances of $23.7 and $56.1)	349.5	326.7
Cash balances at end of period (excludes restricted cash balances of $29.0 and $22.2)	$306.8	$316.4
Supplemental cash flows information:
Interest paid	$(12.8)	$(12.8)
Net income tax (payment) refund to national governments	$(15.0)	$3.8
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
The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of property and casualty insurance companies (collectively, “OneBeacon”). OneBeacon is a specialty property and casualty insurance writer that offers a wide range of insurance products in the United States through independent agencies, regional and national brokers, wholesalers and managing general agencies. During the third quarter of 2013, OneBeacon formed Split Rock Insurance, Ltd. (“Split Rock”), a Bermuda-based reinsurance company. As of March 31, 2015 and December 31, 2014, White Mountains owned 75.3% of OneBeacon Ltd.’s outstanding common shares for both periods.
In December 2014, OneBeacon completed the sale of its runoff business (the “Runoff Transaction”). Accordingly, OneBeacon’s runoff business is presented as discontinued operations. (See Note 17 for discontinued operations.) OneBeacon currently owns property in Canton, MA, for which it has entered into an agreement to sell and which is presented as held for sale. As of March 31, 2015 and December 31, 2014, the carrying value of the property was $58.0 million and $58.1 million.
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
The HG Global/BAM segment consists of HG Global Ltd. (“HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”). BAM is a municipal bond insurer domiciled in New York that was established in 2012 to provide insurance on bonds issued to support essential U.S. public purposes such as schools, utilities, core governmental functions and existing transportation facilities. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of surplus notes issued by BAM (the “BAM Surplus Notes”). HG Global, through its wholly-owned subsidiary, HG Re Ltd. (“HG Re”), also provides 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. As of both March 31, 2015 and December 31, 2014, White Mountains owned 96.9% of HG Global's preferred equity and 88.4% of its common equity. White Mountains does not have an ownership interest in BAM, which is a mutual insurance company owned by its members. However, GAAP requires White Mountains to consolidate BAM's results in its financial statements. BAM's results are attributed to non-controlling interests.
White Mountains’s Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), White Mountains’s variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd. (“Life Re Bermuda”), which is in runoff with all of its contracts maturing by June 30, 2016, and its U.S.-based service provider, White Mountains Financial Services LLC (collectively, “WM Life Re”), and White Mountains’s ownership positions in Tranzact Holdings, LLC, Wobi Insurance Agency Ltd. (“Wobi”) and MediaAlpha Ventures, LLC (“MediaAlpha”, formerly known as “QuoteLab”). The Other Operations segment also includes Star & Shield Services LLC, Star & Shield Risk Management LLC (“SSRM”), and Star & Shield Claims Services LLC (collectively “Star & Shield”). Star & Shield provides management services for a fee to Star & Shield Insurance Exchange (“SSIE”), a reciprocal that is owned by its members, who are policyholders. As of March 31, 2015, White Mountains holds $19.0 million of surplus notes issued by SSIE (the “SSIE Surplus Notes”) but does not have an ownership interest in SSIE. However, as a result of SSRM’s role as the attorney-in-fact to SSIE and the investment in SSIE’s surplus notes, White Mountains is required to consolidate SSIE in its GAAP financial statements. SSIE’s results do not affect White Mountains’s common shareholders’ equity as they are attributable to non-controlling interests.

All significant intercompany transactions have been eliminated in consolidation. Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation. These interim financial statements include all adjustments considered necessary by management to fairly present the financial position, results of operations and cash flows of White Mountains. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company’s 2014 Annual Report on Form 10-K.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Refer to the Company’s 2014 Annual Report on Form 10-K for a complete discussion regarding White Mountains’s significant accounting policies.

Recently Adopted Changes in Accounting Principles

Qualified Affordable Housing Projects
Effective January 1, 2015, White Mountains adopted ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects (“QAHP”) (ASC 323). ASU 2014-01 allows investors in QAHP to make a policy election to use the proportional amortization method. Under the proportional amortization method, the investor amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the investment results, net of the related tax benefits, as a component of income tax expense. Prior to adoption, White Mountains accounted for its QAHP investment under the equity method and recognized its share of its QAHP investment's losses in investment income. White Mountains made the policy election to account for its investment in its QAHP investment using the proportional amortization method, applied retrospectively. Under the proportional amortization method, the cumulative loss recognized through March 31, 2015 increased by $1.2 million. As a result of the retrospective adoption, White Mountains's common shareholders equity has been reduced by $0.5 million as of January 1, 2014. In addition, the retrospective adoption resulted in an increase of $0.4 million to net investment income and a net increase of $0.6 million to income tax expense for the three months ended March 31, 2014. Footnote disclosures for prior year amounts have been amended to be consistent with the restated amounts described above.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
On April 10, 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASC 205 and ASC 360) to reduce diversity in practice for reporting discontinued operations. ASU 2014-08 limits discontinued operations treatment to disposals that represent a strategic shift and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. White Mountains has not had any transactions that occurred since ASU 2014-08 became effective on December 15, 2014.

Pushdown Accounting
ASU 2014-17, Pushdown Accounting, a consensus of the FASB Emerging Issues Task Force (ASC 805) became effective upon its issuance on November 18, 2014. The new guidance, which is applicable prospectively, gives an acquired non-public company the option to apply pushdown accounting in its separate company financial statements in the period in which it is acquired in a change of control transaction. Once pushdown accounting has been applied, the election is irreversible. Acquired entities that chose not to apply pushdown accounting at the time of acquisition, may apply pushdown accounting in a subsequent period as a change in accounting principle under ASC 250, Accounting Changes and Error Corrections. White Mountains has not had any acquisitions since AUS 2014-17 became effective.

Unrecognized Tax Benefits
Effective January 1, 2014, White Mountains adopted ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASC 740). The new ASU requires balance sheet presentation of an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward or tax credit carryforward rather than as a liability. The exception is in circumstances where a carryforward is not available to settle the additional taxes that might arise upon disallowance of the tax position under the tax law of the applicable jurisdiction. Prior to the issuance of ASU 2013-11, the guidance for unrecognized tax benefits under ASC 740 did not provide explicit guidance on whether an entity should present an unrecognized tax benefit as a liability or as a reduction of NOL carryforwards or other tax credits. In circumstances where an NOL carryforward is not available to offset settlement of any additional taxes arising from a disallowed tax position, the unrecognized tax benefit should be presented as a liability. The new guidance became effective for White Mountains on January 1, 2014. Adoption did not have any impact on White Mountains's financial condition, results of operations or cash flows or financial statement presentation.

Recently Issued Accounting Pronouncements

Debt Issuance Costs
On April 7, 2015, the FASB issued ASU 2015-03, Imputation of Interest (ASC 835) which requires debt issuance costs related to a recognized debt liability to be presented as a deduction from the carrying amount of the related debt, consistent with the treatment required for debt discounts. ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015. White Mountains does not expect ASU 2015-03 to impact its financial position, results of operations, cash flows, presentation and disclosures.

Amendments to Consolidation Analysis
On February 18, 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (ASC 810) which amends the guidance for determining whether an entity is a variable interest entity (“VIE”). ASU 2015-02 eliminates the separate consolidation guidance for limited partnerships and with it, the presumption that a general partner should consolidate a limited partnership. In addition, ASU 2015-02 changes the guidance for determining if fee arrangements qualify as variable interests and the effect fee arrangements have on the determination of the primary beneficiary. ASU 2015-02 is effective for annual and interim reporting periods beginning after December 15, 2015 and must be applied retrospectively. White Mountains does not expect ASU 2015-02 to affect the consolidation analysis for any of its existing investments.

Share-Based Compensation Awards
On June 19, 2014, the FASB issued ASU 2014-12, Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASC 718). The new guidance is intended to eliminate diversity in practice for employee share-based awards containing performance targets that could be achieved after the requisite service period. Some reporting entities account for performance targets that can be achieved after the requisite service period as performance conditions that affect the vesting of the award while other reporting entities treat those performance targets as non-vesting conditions that affect the grant-date fair value of the award. The updated guidance requires that a performance target that affects vesting and that can be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which service has been rendered. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. White Mountains does not expect adoption to have a significant effect on its financial position, results of operations, cash flows, presentation or disclosures.

Revenue Recognition
On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606), which modifies the guidance for revenue recognition. The scope of the new ASU excludes insurance contracts but is applicable to certain fee arrangements, such as third-party investment management fees charged by White Mountains Advisors, which were $2.0 million and $4.4 million for the three months ended March 31, 2015 and 2014, respectively. White Mountains is in the process of evaluating the new guidance and has not yet determined the potential effect of adoption on its financial position, results of operations, or cash flows. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2016.

Note 2. Significant Transactions

MediaAlpha
On March 14, 2014, White Mountains acquired 60% of the outstanding Class A common units of MediaAlpha. MediaAlpha is a California-based advertising technology company offering a transparent online exchange and sophisticated analytical tools that facilitate transactions between buyers (advertisers) and sellers (publishers) of insurance media (clicks and calls), including its own media inventory generated by owned and operated websites. Its exchange operates in four verticles: auto, home, health and life. White Mountains paid an initial purchase price of $28.1 million. The purchase price is subject to adjustment equal to 62.5% of the 2015 gross profit in excess of the 2013 gross profit. As of March 31, 2015 and December 31, 2014, White Mountains has recognized a $7.9 million liability for the contingent purchase price adjustment. After adjustment for the estimated contingent purchase price adjustment, White Mountains recognized total assets acquired related to MediaAlpha of $70.1 million, including $18.3 million of goodwill and $38.5 million of other intangible assets, and total liabilities assumed of $10.0 million, reflecting acquisition date fair values.

Wobi
On February 19, 2014, White Mountains acquired 54% of the outstanding common shares of Wobi for NIS 14.4 million (approximately $4.1 million based upon the foreign exchange spot rate at the date of acquisition).  During 2014, in addition to the common shares, White Mountains also purchased NIS 31.5 million (approximately $9.0 million based upon the foreign exchange spot rate at the date of acquisition) of newly-issued convertible preferred shares of Wobi.  Wobi is the only price comparison/aggregation business in Israel, with an insurance carrier panel that represents 85% of the premiums written in the Israeli insurance market. Wobi sells four lines of business, primarily personal auto, and operates as an agency, charging upfront commissions on all policy sales. As of March 31, 2015, White Mountains’s ownership share was 63.3% on a fully converted basis. As of the acquisition date, White Mountains recognized total assets acquired related to Wobi of $13.4 million, including $5.5 million of goodwill and $2.9 million of other intangible assets; and total liabilities assumed of $0.7 million at their estimated fair values.
On February 23, 2015, Wobi acquired 56.2% of the outstanding share capital of Tnuva Finansit Ltd. (“Cashboard”) for NIS 9.5 million (approximately $2.4 million based upon the foreign exchange spot rate at the date of acquisition), representing a controlling financial interest. As of the acquisition date, Wobi recognized total assets acquired of $5.5 million, including $0.3 million of goodwill and $2.8 million of other intangible assets; and total liabilities assumed of $1.2 million at their estimated fair values.

Star & Shield
On January 31, 2014, White Mountains acquired certain assets and liabilities of Star & Shield Holdings LLC, including SSRM, the attorney-in-fact for SSIE, for a purchase price of $1.8 million.
White Mountains owns $19.0 million of surplus notes issued by SSIE. Principal and interest on the surplus notes are payable to White Mountains only with approval from the Florida Office of Insurance Regulation.
SSIE is a Florida-domiciled reciprocal insurance exchange providing private passenger auto insurance to the public safety community and their families. SSIE is a variable interest entity (“VIE”). As a result of SSRM’s role as the attorney-in-fact to SSIE and the investment in SSIE’s surplus notes, White Mountains is required to consolidate SSIE. At March 31, 2015, consolidated amounts included total assets of $16.0 million and total liabilities of $29.5 million of SSIE. The surplus notes purchased by White Mountains and the corresponding liability included in SSIE's liabilities are eliminated in consolidation. For the three months ended March 31, 2015 and 2014, SSIE had pre-tax losses of $1.1 million and $4.6 million that were recorded in net loss attributable to non-controlling interests.

Note 3.  Loss and Loss Adjustment Expense Reserves

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activities of White Mountains’s insurance and reinsurance subsidiaries for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
Millions	2015	2014
Gross beginning balance	$3,159.8	$3,079.3
Less beginning reinsurance recoverable on unpaid losses	(483.9)	(428.1)
Net loss and LAE reserves	2,675.9	2,651.2

Loss and LAE reserves consolidated — SSIE	—	13.6

Loss and LAE incurred relating to:
Current year losses	266.8	240.5
Prior year losses	(1.4)	(11.2)
Total incurred losses and LAE	265.4	229.3

Foreign currency translation adjustment to loss and LAE reserves	(22.4)	1.8

Loss and LAE paid relating to:
Current year losses	(40.6)	(35.0)
Prior year losses	(280.2)	(237.7)
Total loss and LAE payments	(320.8)	(272.7)

Net ending balance	2,598.1	2,623.2
Plus ending reinsurance recoverable on unpaid losses	436.9	425.2
Gross ending balance	$3,035.0	$3,048.4

Loss and LAE incurred relating to prior year losses for the three months ended March 31, 2015
For the three months ended March 31, 2015, White Mountains experienced net favorable loss reserve development of $1.4 million.
For the three months ended March 31, 2015, OneBeacon had net favorable loss reserve development of $1.8 million, Sirius Group had net unfavorable loss reserve development of $0.5 million and SSIE had net favorable loss reserve development of $0.1 million.

Loss and LAE incurred relating to prior year losses for the three months ended March 31, 2014
For the three months ended March 31, 2014, White Mountains experienced $11.2 million of net favorable loss reserve development.
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

OneBeacon
At March 31, 2015, OneBeacon had $18.2 million and $141.6 million of reinsurance recoverables on paid and unpaid losses. At December 31, 2014, OneBeacon had $12.2 million and $161.6 million of reinsurance recoverables on paid and unpaid losses. The reinsurance balances associated with the Runoff Business are included in discontinued operations (see Note 17). Reinsurance contracts do not relieve OneBeacon of its obligation to its policyholders. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength and ratings of its reinsurers on an ongoing basis. Uncollectible amounts related to the ongoing specialty business historically have not been significant.
Except as discussed below, there have been no material changes to OneBeacon's reinsurance coverage as discussed in Note 4 —“Reinsurance” in White Mountains’s 2014 Annual Report on Form 10-K.
Effective January 1, 2015, OneBeacon purchased an aggregate stop loss on its multiple period crop insurance ("MPCI") portfolio, providing 52.0% of coverage in excess of a 98.0% loss ratio on premiums covered by the contract and a separate aggregate stop loss providing 80% of coverage in excess of a 100% loss ratio on its crop-hail portfolio. OneBeacon also purchased a new quota share contract on 30% of its MPCI portfolio.

Sirius Group
At March 31, 2015, Sirius Group had $11.6 million and $295.3 million of reinsurance recoverables on paid and unpaid losses that will become recoverable if claims are paid in accordance with current reserve estimates. At December 31, 2014, Sirius Group had $11.4 million and $322.2 million of reinsurance recoverables on paid and unpaid losses. Because retrocessional reinsurance contracts do not relieve Sirius Group of its obligation to its insureds, the collectability of balances due from Sirius Group’s reinsurers is important to its financial strength. Sirius Group monitors the financial strength and ratings of retrocessionaires on an ongoing basis. Uncollectible amounts historically have not been significant.
There have been no material changes to Sirius Group's reinsurance coverage as discussed in Note 4 -“Reinsurance” in White Mountains’s 2014 Annual Report on Form 10-K.

Note 5.  Investment Securities

White Mountains’s invested assets consist of securities and other long-term investments held for general investment purposes.  The portfolio of investment securities includes fixed maturity investments, short-term investments, common equity securities, and convertible fixed maturity and preferred investments which are all classified as trading securities. Trading securities are reported at fair value as of the balance sheet date.  Realized and unrealized investment gains and losses on trading securities are reported in pre-tax revenues. White Mountains’s investments in fixed maturity investments are generally valued using industry standard pricing models. Key inputs include benchmark yields, benchmark securities, reported trades, issuer spreads, bids, offers, credit ratings and prepayment speeds. Income on mortgage-backed and asset-backed securities is recognized using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the estimated economic life is recalculated and the remaining unamortized premium or discount is amortized prospectively over the remaining economic life.
Realized investment gains and losses resulting from sales of investment securities are accounted for using the specific identification method.  Premiums and discounts on all fixed maturity investments are amortized or accreted to income over the anticipated life of the investment.  Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized or accreted cost, which approximated fair value as of March 31, 2015 and December 31, 2014.
Other long-term investments consist primarily of hedge funds, private equity funds, surplus note investments, private equity securities and limited liability companies and other investments in limited partnerships.

Net Investment Income
Pre-tax net investment income for the three months ended March 31, 2015 and 2014 consisted of the following:

	Three Months Ended
	March 31,
Millions	2015	2014
Investment income:
Fixed maturity investments	$23.1	$22.4
Short-term investments	.6	.6
Common equity securities	3.4	5.4
Convertible fixed maturity and preferred investments	.2	.4
Other long-term investments	(.1)	.7
Interest on funds held under reinsurance treaties	(.1)	—
Total investment income	27.1	29.5
Third-party investment expenses	(3.8)	(4.8)
Net investment income, pre-tax	$23.3	$24.7

Net Realized and Unrealized Investment Gains and Losses
Net realized and unrealized investment gains and losses for the three months ended March 31, 2015 and 2014 consisted of the following:

	Three Months Ended
	March 31,
Millions	2015	2014
Net realized investment gains, pre-tax	$52.8	$21.7
Net unrealized investment gains, pre-tax	50.6	42.1
Net realized and unrealized investment gains, pre-tax	103.4	63.8
Income tax expense attributable to net realized and unrealized investment gains	(26.3)	(15.7)
Net realized and unrealized investment gains, after tax	$77.1	$48.1

Net realized investment gains (losses)
Net realized investment gains (losses) for the three months ended March 31, 2015 and 2014 consisted of the following:

	Three Months Ended			Three Months Ended
	March 31, 2015			March 31, 2014
Millions	Net realized gains (losses)	Net foreign currency gains	Total net realized gains (losses) reflected in earnings	Net realized gains (losses)	Net foreign currency losses	Total net realized gains (losses) reflected in earnings
Fixed maturity investments	$9.8	$21.2	$31.0	$4.4	$(3.5)	$.9
Short-term investments	—	3.5	3.5	—	—	—
Common equity securities	24.4	1.1	25.5	18.9	(.1)	18.8
Convertible fixed maturity and preferred investments	(4.2)	—	(4.2)	2.4	—	2.4
Other long-term investments	(4.1)	1.1	(3.0)	(.3)	—	(.3)
Forward contracts	—	—	—	(.1)	—	(.1)
Net realized investment gains (losses), pre-tax	25.9	26.9	52.8	25.3	(3.6)	21.7
Income tax (expense) benefit attributable to net realized investment gains (losses)	(6.5)	(6.7)	(13.2)	(4.6)	.9	(3.7)
Net realized investment gains (losses), after tax	$19.4	$20.2	$39.6	$20.7	$(2.7)	$18.0

Net unrealized investment gains (losses)
The following table summarizes net unrealized investment gains (losses) for the three months ended March 31, 2015 and 2014:

	Three Months Ended			Three Months Ended
	March 31, 2015			March 31, 2014
Millions	Net unrealized gains (losses)	Net foreign currency gains	Total net unrealized gains (losses) reflected in earnings	Net unrealized gains	Net foreign currency gains	Total net unrealized gains reflected in earnings
Fixed maturity investments	$12.1	$40.2	$52.3	$19.4	$12.2	$31.6
Short-term investments	—	—	—	—	—	—
Common equity securities	(4.2)	.8	(3.4)	4.0	.5	4.5
Convertible fixed maturity and preferred investments	.7	.1	.8	.7	—	.7
Other long-term investments	.9	—	.9	4.9	.4	5.3
Forward contracts	—	—	—	—	—	—
Net unrealized investment gains, pre-tax	9.5	41.1	50.6	29.0	13.1	42.1
Income tax expense attributable to net unrealized investment gains	(2.8)	(10.3)	(13.1)	(9.1)	(2.9)	(12.0)
Net unrealized investment gains, after tax	$6.7	$30.8	$37.5	$19.9	$10.2	$30.1

The following table summarizes the amount of total pre-tax unrealized investment (losses) gains included in earnings for Level 3 investments for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
Millions	2015	2014
Fixed maturity investments	$(.7)	$.2
Common equity securities	(1.8)	.8
Convertible fixed maturity and preferred investments	.1	—
Other long-term investments	(2.8)	6.1
Total unrealized investment (losses) gains, pre-tax - Level 3 investments	$(5.2)	$7.1

Investment Holdings
The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses, and carrying values of White Mountains’s fixed maturity investments as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
U.S. Government and agency obligations	$165.3	$.3	$(.1)	$.2	$165.7
Debt securities issued by corporations	2,103.8	46.7	(1.0)	66.2	2,215.7
Municipal obligations	96.0	1.8	(.2)	—	97.6
Mortgage-backed and asset-backed securities	2,049.3	11.9	(2.6)	39.5	2,098.1
Foreign government, agency and provincial obligations	106.9	1.2	(.2)	.9	108.8
Preferred stocks	79.5	6.3	—	.2	86.0
Total fixed maturity investments	$4,600.8	$68.2	$(4.1)	$107.0	$4,771.9

	December 31, 2014
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
U.S. Government and agency obligations	$184.7	$.1	$(.3)	$3.6	$188.1
Debt securities issued by corporations	2,221.3	45.2	(5.1)	49.8	2,311.2
Municipal obligations	82.0	1.4	(.2)	—	83.2
Mortgage-backed and asset-backed securities	1,811.1	7.6	(3.5)	25.7	1,840.9
Foreign government, agency and provincial obligations	274.6	4.2	(1.0)	(2.7)	275.1
Preferred stocks	79.6	6.1	—	.1	85.8
Total fixed maturity investments	$4,653.3	$64.6	$(10.1)	$76.5	$4,784.3

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses, and carrying values of White Mountains’s common equity securities, convertible fixed maturity and preferred investments and other long-term investments as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
Common equity securities	$623.3	$163.4	$(8.8)	$9.0	$786.9
Convertible fixed maturity and preferred investments	$13.1	$1.8	$(.3)	$1.2	$15.8
Other long-term investments	$339.8	$74.7	$(13.1)	$1.2	$402.6

	December 31, 2014
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency (losses) gains	Carrying value
Common equity securities	$633.6	$175.1	$(5.2)	$(1.9)	$801.6
Convertible fixed maturity and preferred investments	$19.1	$.9	$(.2)	$.7	$20.5
Other long-term investments	$343.3	$73.0	$(10.9)	$1.6	$407.0

Other Long-term Investments
Other long-term investments consist of the following as of March 31, 2015 and December 31, 2014:

	Carrying Value at
Millions	March 31, 2015	December 31, 2014
Hedge funds and private equity funds, at fair value(1)	$242.5	$242.9
Surplus notes investments, at fair value(1)	68.0	65.1
Private equity securities and limited liability companies, at fair value(1)	66.6	69.7
Tax advantaged federal affordable housing development fund(2)	16.2	16.8
Partnership investments accounted for under the equity method	3.8	5.2
Other(1)	5.5	7.3
Total other-long term investments	$402.6	$407.0
(1) See Fair Value Measurements by Level table.
(2) Fund accounted for using the proportional amortization method.

Hedge Funds and Private Equity Funds
White Mountains holds investments in hedge funds and private equity funds, which are included in other long-term investments. The fair value of these investments has been estimated using the net asset value of the funds. As of March 31, 2015, White Mountains held investments in 12 hedge funds and 31 private equity funds.  The largest investment in a single fund was $29.4 million as of March 31, 2015. The following table summarizes investments in hedge funds and private equity funds by investment objective and sector as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Hedge funds
Long/short equity	$44.3	$—	$43.9	$—
Long/short equity REIT	21.0	—	20.3	—
Long/short credit & distressed	20.0	—	21.4	—
Long/short equity activist	6.6	—	6.2	—
Long bank loan	.2	—	.2	—
Total hedge funds	92.1	—	92.0	—

Private equity funds
Energy infrastructure & services	51.3	10.0	59.6	11.0
Manufacturing/Industrial	30.5	2.9	23.2	7.3
Multi-sector	24.3	4.4	24.2	5.3
Aerospace/Defense/Government	20.9	5.1	20.7	5.1
Healthcare	8.7	1.3	6.1	2.8
Private equity secondaries	8.0	3.2	8.5	3.1
Insurance	2.1	41.3	2.1	41.2
Real estate	2.0	.1	3.6	3.3
Venture capital	1.4	.3	1.4	.3
International multi-sector, Europe	1.2	2.1	1.5	2.3
Total private equity funds	150.4	70.7	150.9	81.7

Total hedge funds and private equity funds included in other long-term investments	$242.5	$70.7	$242.9	$81.7

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

The following summarizes the March 31, 2015 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Notice Period
Millions Redemption frequency	30-59 days notice	60-89 days notice	90-119 days notice	120+ days notice	Total
Monthly	$4.5	$—	$—	$—	$4.5
Quarterly	31.8	20.1	—	7.9	59.8
Semi-annual	—	22.9	—	—	22.9
Annual	—	—	4.7	.2	4.9
Total	$36.3	$43.0	$4.7	$8.1	$92.1

Certain of the hedge fund investments in which White Mountains is invested are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund’s underlying investments are liquidated.  As of March 31, 2015, distributions of $2.1 million were outstanding from these investments. The actual amount of the final distribution remittances remain subject to market fluctuations. The date at which such remittances will be received is not determinable as of March 31, 2015.
White Mountains has also submitted redemption requests for certain of its investments in active hedge funds.  As of March 31, 2015, redemptions of $6.9 million are outstanding and are subject to market fluctuations. The date at which such redemptions will be received is not determinable as of March 31, 2015. Redemptions are recorded as receivables when the investment is no longer subject to market fluctuations.
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
As of March 31, 2015, investments in private equity funds were subject to lock-up periods as follows:

Millions	1-3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private Equity Funds — expected lock-up period remaining	$29.7	$32.4	$84.1	$4.2	$150.4

 White Mountains also owns 68% of the limited partnership interests in the Prospector Offshore Fund. As of March 31, 2015 and December 31, 2014, White Mountains’s investment in the Prospector Offshore Fund was $64.7 million and $64.9 million. The Prospector Offshore Fund is a hedge fund that pursues investment opportunities in a variety of equity and equity-related instruments, with a principle focus on the financial services sector and a special emphasis on the insurance industry. White Mountains has determined that the Prospector Offshore Fund is a VIE and is required to consolidate. As of March 31, 2015 and December 31, 2014, White Mountains consolidated total assets of $136.1 million and $135.8 million and total liabilities of $40.4 million and $39.8 million of the Prospector Offshore Fund. As of March 31, 2015 and December 31, 2014, White Mountains also recorded non-controlling interest of $31.0 million and $31.1 million in the Prospector Offshore Fund.

Fair value measurements as of March 31, 2015
White Mountains’s invested assets that are measured at fair value include fixed maturity investments, common equity securities, convertible fixed maturity and preferred investments and other long-term investments, such as interests in hedge funds and private equity funds. Fair value measurements reflect management’s best estimate of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements fall into a hierarchy with three levels based on the nature of the inputs. Fair value measurements based on quoted prices in active markets for identical assets are at the top of the hierarchy (“Level 1”), followed by fair value measurements based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar, but not identical instruments (“Level 2”). Measurements based on unobservable inputs, including a reporting entity’s estimates of the assumptions that market participants would use are at the bottom of the hierarchy (“Level 3”).

White Mountains uses quoted market prices or other observable inputs to determine fair value for the vast majority of its investment portfolio. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equity securities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs consist of fixed maturity investments including corporate debt, state and other governmental debt, convertible fixed maturity and preferred securities and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include White Mountains’s investments in hedge funds and private equity funds, as well as investments in certain debt and equity securities where quoted market prices are unavailable. White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value. The outside pricing services used by White Mountains have indicated that if no observable inputs are available for a security, they will not provide a price. In those circumstances, White Mountains estimates the fair value using industry standard pricing models and observable inputs such as benchmark interest rates, matrix pricing, market comparables, broker quotes, issuer spreads, bids, offers, credit rating, prepayment speeds and other relevant inputs. White Mountains performs procedures to validate the market prices obtained from the outside pricing sources. Such procedures, which cover substantially all of its fixed maturity investments include, but are not limited to, evaluation of model pricing methodologies and review of the pricing services’ quality control processes and procedures on at least an annual basis, comparison of market prices to prices obtained from different independent pricing vendors on at least a semi-annual basis, monthly analytical reviews of certain prices, and review of assumptions utilized by the pricing service for selected measurements on an ad hoc basis throughout the year. White Mountains also performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price on an ad-hoc basis throughout the year. Prices provided by the pricing services that vary by more than 5% and $1.0 million from the expected price based on these procedures are considered outliers. In circumstances where the results of White Mountains’s review process do not appear to support the market price provided by the pricing services, White Mountains challenges the price. If White Mountains cannot gain satisfactory evidence to support the challenged price, it relies upon its own pricing methodologies to estimate the fair value of the security in question. The fair values of such securities are considered to be Level 3 measurements.
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
In addition to the investments described above, White Mountains has $38.8 million and $38.0 million of investment-related liabilities recorded at fair value and included in other liabilities as of March 31, 2015 and December 31, 2014.  These liabilities relate to securities that have been sold short by limited partnerships in which White Mountains has investments and is required to consolidate under GAAP.  These liabilities have a Level 1 designation.

Fair Value Measurements by Level
The following tables summarize White Mountains’s fair value measurements for investments as of March 31, 2015 and December 31, 2014, by level:

	March 31, 2015
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$165.7	$110.8	$54.9	$—

Debt securities issued by corporations:
Consumer	538.6	—	538.6	—
Financials	398.5	—	398.5	—
Health Care	267.3		267.3
Industrial	252.0	—	252.0	—
Communications	203.9	—	203.9	—
Energy	193.7	—	193.7	—
Utilities	159.9	—	159.9	—
Technology	106.7	—	106.7	—
Materials	95.1	—	95.1	—
Other	—	—	—	—
Total debt securities issued by corporations:	2,215.7	—	2,215.7	—

Municipal obligations	97.6	—	97.6	—
Mortgage-backed and asset-backed securities	2,098.1	—	2,030.4	67.7
Foreign government, agency and provincial obligations	108.8	18.5	90.3	—
Preferred stocks	86.0	—	14.6	71.4
Total fixed maturity investments	4,771.9	129.3	4,503.5	139.1

Short-term investments	929.2	926.8	2.4	—

Common equity securities:
Financials	226.8	194.2	—	32.6
Consumer	170.0	170.0	—	—
Health Care	89.7	89.7
Industrial	70.0	70.0	—	—
Technology	54.9	54.9	—	—
Communications	28.4	28.4	—	—
Energy	27.7	27.7	—	—
Materials	21.7	21.7	—	—
Utilities	9.4	9.4	—	—
Other	88.3	9.8	78.5	—
Total common equity securities	786.9	675.8	78.5	32.6

Convertible fixed maturity and preferred investments	15.8	—	11.9	3.9
Other long-term investments (1)	382.6	—	—	382.6
Total investments	$6,886.4	$1,731.9	$4,596.3	$558.2
(1) Excludes carrying value of $3.8 associated with other long-term investment limited partnerships accounted for using the equity method. Excludes carrying value of $16.2 associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.

	December 31, 2014
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$188.1	$134.1	$54.0	$—

Debt securities issued by corporations:
Consumer	575.3	—	575.3	—
Financials	431.4	—	431.4	—
Health Care	284.2	—	284.2
Industrial	225.4		219.8	5.6
Communications	214.3	—	214.3	—
Energy	177.9	—	177.9	—
Utilities	173.6	—	173.6	—
Technology	118.0	—	118.0	—
Materials	103.0	—	103.0
Other	8.1	—	8.1	—
Total debt securities issued by corporations:	2,311.2	—	2,305.6	5.6

Municipal obligations	83.2	—	83.2	—
Mortgage-backed and asset-backed securities	1,840.9	—	1,840.9	—
Foreign government, agency and provincial obligations	275.1	21.3	253.8	—
Preferred stocks	85.8	—	14.7	71.1
Total fixed maturity investments	4,784.3	155.4	4,552.2	76.7

Short-term investments	871.7	868.8	2.9	—

Common equity securities:
Financials	237.5	197.3	—	40.2
Consumer	161.2	161.1	.1	—
Health Care	101.9	101.9	—	—
Industrial	67.5	67.5
Technology	54.3	54.3	—	—
Communications	32.9	32.9	—	—
Energy	32.6	32.6	—	—
Materials	21.2	21.2	—	—
Utilities	9.5	9.4	.1	—
Other	83.0	9.7	73.3	—
Total common equity securities	801.6	687.9	73.5	40.2

Convertible fixed maturity and preferred investments	20.5	—	12.3	8.2
Other long-term investments (1)	385.0	—	—	385.0
Total investments	$6,863.1	$1,712.1	$4,640.9	$510.1
(1) Excludes carrying value of $5.2 associated with other long-term investment limited partnerships accounted for using the equity method. Excludes carrying value of $16.8 associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.

Debt securities issued by corporations
The following table summarizes the ratings of the corporate debt securities held in White Mountains’s investment portfolio as of March 31, 2015 and December 31, 2014:

	Fair Value at
Millions	March 31, 2015	December 31, 2014
AAA	$—	$—
AA	194.1	236.9
A	818.2	957.8
BBB	1,188.8	1,105.9
BB	6.2	—
Other	8.4	10.6
Debt securities issued by corporations(1)	$2,215.7	$2,311.2
(1) Credit ratings are assigned based on the following hierarchy: 1) Standard and Poor's Financial Services LLC ("Standard & Poor’s") and 2) Moody’s Investor Service ("Moody's").

Mortgage-backed, Asset-backed Securities
White Mountains purchases commercial and residential mortgage-backed securities with the goal of maximizing risk adjusted returns in the context of a diversified portfolio. White Mountains’s investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage-backed securities as of March 31, 2015. White Mountains considers sub-prime mortgage-backed securities as those that have underlying loan pools that exhibit weak credit characteristics, or those that are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., White Mountains considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics).
White Mountains categorizes mortgage-backed securities as “non-prime” (also called “Alt A” or “A-”) if they are backed by collateral that has overall credit quality between prime and sub-prime based on White Mountains’s review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios.
The following table summarizes mortgage and asset-backed securities as of March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
GNMA	$373.0	$373.0	$—	$411.2	$411.2	$—
FNMA	35.2	35.2	—	36.6	36.6	—
FHLMC	38.9	38.9	—	49.6	49.6	—
Total Agency(1)	447.1	447.1	—	497.4	497.4	—
Non-agency:
Residential	194.3	147.2	47.1	131.2	131.2	—
Commercial	292.2	271.6	20.6	236.9	236.9	—
Total Non-agency	486.5	418.8	67.7	368.1	368.1	—

Total mortgage-backed securities	933.6	865.9	67.7	865.5	865.5	—
Other asset-backed securities:
Credit card receivables	472.9	472.9	—	522.2	522.2	—
Vehicle receivables	537.2	537.2	—	289.4	289.4	—
Other	154.4	154.4	—	163.8	163.8	—
Total other asset-backed securities	1,164.5	1,164.5	—	975.4	975.4	—
Total mortgage and asset-backed securities	$2,098.1	$2,030.4	$67.7	$1,840.9	$1,840.9	$—
(1)  Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities
The security issuance years of White Mountains’s investments in non-agency residential mortgage-backed securities ("RMBS") and non-agency commercial mortgage-backed securities (“CMBS”) as of March 31, 2015 are as follows:

			Security Issuance Year
Millions	Fair Value	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Non-agency RMBS	$194.3	$35.0	$13.7	$9.3	$—	$15.8	$—	$57.7	$20.1	$4.6	$28.2	$9.9	$—
Non-agency CMBS	292.2	—	—	8.4	—	—	—	11.2	—	26.1	88.6	122.3	35.6
Total	$486.5	$35.0	$13.7	$17.7	$—	$15.8	$—	$68.9	$20.1	$30.7	$116.8	$132.2	$35.6

Non-agency Residential Mortgage-backed Securities
White Mountains’s non-agency RMBS portfolio is generally of moderate-term and structurally senior. White Mountains does not own any collateralized loan obligations. White Mountains does not own any collateralized debt obligations, with the exception of $85.4 million of non-agency RMBS resecuritization tranches, each a senior tranche in its own right and each collateralized by a single earlier vintage Super Senior or Senior non-agency residential mortgage backed security.
The classification of the underlying collateral quality and the tranche levels of White Mountains’s non-agency RMBS securities are as follows as of March 31, 2015:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate (3)
Prime	$186.4	$48.3	$138.1	$—
Non-prime	6.9	—	6.9	—
Sub-prime	1.0	1.0	—	—
Total	$194.3	$49.3	$145.0	$—
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

Non-agency Commercial Mortgage-backed Securities
White Mountains’s non-agency CMBS portfolio is generally short-term and structurally subordinate, with more than 25 points of subordination on average for both fixed rate CMBS and floating rate CMBS as of March 31, 2015. In general, subordination represents the percentage principal loss on the underlying collateral that would be absorbed by other securities lower in the capital structure before the more senior security incurs a loss.  As of March 31, 2015, on average less than 1% of the underlying loans were reported as non-performing for all non-agency CMBS held by White Mountains.

The amount of fixed and floating rate securities and their tranche levels of White Mountains’s non-agency CMBS securities are as follows as of March 31, 2015:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate (3)
Fixed rate CMBS	$165.6	$18.6	$76.2	$70.8
Floating rate CMBS	126.6	—	—	126.6
Total	$292.2	$18.6	$76.2	$197.4
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

Rollforward of Fair Value Measurements by Level
 White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturity investments, common equity securities, convertible fixed maturity and preferred investments and other long-term investments as of March 31, 2015 and 2014 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.
The following tables summarize the changes in White Mountains’s fair value measurements by level for the three months ended March 31, 2015 and 2014:

			Level 3 Investments
Millions	Level 1 investments	Level 2 investments	Fixed maturity investments	Common equity securities	Convertible fixed maturity and preferred investments	Other long-term investments	Total
Balance at January 1, 2015	$843.3	$4,638.0	$76.7	$40.2	$8.2	$385.0	$5,991.4	(1)(2)
Total realized and unrealized gains (losses)	18.3	87.3	.3	1.8	(4.3)	(2.0)	101.4	(3)
Foreign currency losses through OCI	(9.6)	(115.6)	(.9)	—	—	(3.5)	(129.6)
Amortization/Accretion	(.1)	(10.0)	—	—	—	—	(10.1)
Purchases	222.9	1,047.7	68.6	—	—	9.3	1,348.5
Sales	(269.8)	(1,059.0)	—	(9.4)	—	(6.2)	(1,344.4)
Transfers in	—	5.6	—	—	—	—	5.6
Transfers out	—	—	(5.6)	—	—	—	(5.6)
Balance at March 31, 2015	$805.0	$4,594.0	$139.1	$32.6	$3.9	$382.6	$5,957.2	(1)(2)
(1)  Excludes carrying value of $5.2 and $3.8 at January 1, 2015 and March 31, 2015 associated with other long-term investments accounted for using the equity method. Excludes carrying value of $16.8 and $16.2 at January 1, 2015 and March 31, 2015 million associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.
(2)  Excludes carrying value of $871.7 and $929.2 at January 1, 2015 and March 31, 2015 associated with short-term investments.
(3) Excludes $1.0 realized and unrealized losses associated with the Prospector Offshore Fund consolidation of investment-related liabilities and realized and unrealized loss for the period of $3.5 associated with short-term investments.

			Level 3 Investments
Millions	Level 1 investments	Level 2 investments	Fixed maturity investments	Common equity securities	Convertible fixed maturity and preferred investments	Other long-term investments	Total
Balance at January 1, 2014	$1,376.7	$4,982.2	$93.0	$46.1	$6.1	$262.4	$6,766.5	(1)(2)(3)
Total realized and unrealized gains	22.2	34.7	.4	.8	—	6.3	64.4	(4)
Foreign currency gains through OCI	(2.9)	(10.5)	(.1)	—	—	(.3)	(13.8)
Amortization/Accretion	(.2)	(11.1)	—	—	—	—	(11.3)
Purchases	352.6	840.4	19.6	.3	—	12.7	1,225.6
Sales	(180.1)	(1,115.5)	—	—	—	(3.7)	(1,299.3)
Net change in investments related to purchases of consolidated affiliates	(2.7)	7.3	—	—	—	—	4.6
Transfers in	—	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—	—
Balance at March 31, 2014	$1,565.6	$4,727.5	$112.9	$47.2	$6.1	$277.4	$6,736.7	(1)(2)(3)
(1) Excludes carrying value of $6.8 and $5.7 at January 1, 2014 and March 31, 2014 associated with other long-term investment limited partnerships accounted for using the equity method and $(0.1) and $(0.1) at January 1, 2014 and March 31, 2014 related to forward contracts. Excludes carrying value of $19.1 and $18.5 at January 1, 2014 and March 31, 2014 million associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.
(2)  Carrying value includes $236.3 and 222.2 at January 1, 2014 and March 31, 2014 that is classified as assets held for sale relating to discontinued operations.
(3) Excludes carrying value of $635.9 and $674.0 at January 1, 2014 and March 31, 2014 associated with short-term investments.
(4) Excludes $0.7 realized and unrealized losses associated with the Prospector Offshore Fund and Prospector Turtle Fund consolidation of investment-related liabilities. The Prospector Turtle Fund was liquidated as of December 31, 2014.

Fair Value Measurements — transfers between levels - Three-month period ended March 31, 2015 and 2014
During the first three months of 2015, one fixed maturity investment classified as a Level 3 measurement in the prior period was recategorized as a Level 2 measurement because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available as of March 31, 2015. These measurements comprise “Transfers out” of Level 3 and “Transfers in” to Level 2 of $5.6 million for the period March 31, 2015.
During the first three months of 2014, no fixed maturity investments classified as Level 3 measurements in the prior period were recategorized as Level 2 measurements.

Significant Unobservable Inputs
The following summarizes significant unobservable inputs used in estimating the fair value of investment securities classified within Level 3 other than hedge funds and private equity funds as of March 31, 2015 and December 31, 2014. The fair value of investments in hedge funds and private equity funds, which are classified within Level 3, are estimated using the net asset value of the funds.

($ in millions)			March 31, 2015				December 31, 2014
Description	Rating(2)	Valuation Technique(s)	Fair Value(7)	Unobservable Input			Fair Value(7)	Unobservable Input
Preferred Stock(1)	NR	Discounted cash flow	$71.4	Discount yield	-	7.1%	$71.1	Discount yield	-	7.1%
Private equity security(1)	NR	Multiple of GAAP book value	$32.6	Book value multiple	-	1.10	$40.2	Book value multiple	-	1.10
Private equity security(1)	NR	Share price of recent transaction	$20.1	Share price	-	$1.06	$20.1	Share price	-	$1.06
Private equity security(1)	NR	Share price of recent transaction	$9.2	Share price	-	$290.96	$10.4	Share price	-	$290.96
Private equity security(1)	NR	Share price of recent transaction	$14.2	Share price	-	$0.13	$15.8	Share price	-	$0.13
Convertible preferred security(1)	NR	Multiple of EBITDA	$3.9	EBITDA multiple	-	6.00	$3.8	EBITDA multiple	-	6.00
Convertible preferred security(1)	NR	Share price of recent transaction	N/A	N/A		N/A	$4.5	Share price	-	$0.71
Debt security issued by corporation(1)	NR	Discounted cash flow	N/A	N/A		N/A	$5.6	Illiquidity discount(3)	-	10%
Non-agency commercial mortgage backed security(1)	A-	Broker pricing	$20.6	Broker quote		N/A	N/A	N/A		N/A
Non-agency residential mortgage backed securities	NR	Discounted cash flow	$47.1	Prepayment		12 CPR(8)	N/A	N/A		N/A
			Default Rate			2.5-8.75 CDR(9)	N/A	N/A		N/A
			Discount spread/swap			45-180 bps	N/A	N/A		N/A
			Loss severity(10)			50.0%	N/A	N/A		N/A
Surplus notes:	NR		Discount yield			11.3%	Discount yield			11.0%
- Seller priority		Discounted cash flow	$46.5	Discount rate (4)	-	9.4%	$44.0	Discount rate (4)	-	9.3%
			Timing of interest payments(5)		-	5 years	Timing of interest payments(5)		-	5 years
			Timing of principal payments(5)		-	10 years	Timing of principal payments(5)		-	10 years
- Pari passu		Discounted cash flow	$21.6	Discount rate(5)	-	14.4%	$21.1	Discount rate(5)	-	13.5%
			Timing of interest payments(6)		-	5 years	Timing of interest payments(6)		-	5 years
			Timing of principal payments(6)		-	15 years	Timing of principal payments(6)		-	10 years
(1) As of March 31, 2015, consists of 1 security.
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
(6) For estimated value purposes, the assumption has been made that interest payouts begin in year five and principal repayments begin on a graduated basis in year ten for the seller priority note and year fifteen for the pari passu note.
(7) Includes the unrealized gains and losses associated with foreign currency; foreign currency effects based on observable inputs.
(8) Conditional Prepayment Rate (CPR) is an annualized percentage of the existing mortgage pool that is expected to be prepaid in a year.
(9) Constant Default Rate (CDR) is an annualized rate of default of on a pool of mortgage loans, expressed in percentage terms.
(10) Loss severity represents the expected total lifetime losses (both interest and principal losses) as a percentage of the loan principal balance.

The assumed prepayment rate is a significant unobservable input used to estimate the fair value of investments in mortgage backed securities. Generally for bonds priced at a premium, increased in prepayment speeds will result in a lower fair value, while decreases in prepayment speed may result in a higher fair value.

Note 6. Goodwill and Other Intangible Assets

White Mountains has recognized goodwill and other identifiable intangible assets at the acquisition date fair values in connection with its purchases of subsidiaries.
On February 23, 2015, Wobi acquired 56.2% of the outstanding share capital of Tnuva Finansit Ltd. (“Cashboard”) for NIS 9.5 million (approximately $2.4 million based upon the foreign exchange spot rate at the date of acquisition), representing a controlling financial interest. As of the acquisition date, Wobi recognized total assets acquired of $5.5 million, including $0.3 million of goodwill and $2.8 million of other intangible assets; and total liabilities assumed of $1.2 million at their estimated fair values.
The following table shows the change in goodwill and other intangible assets:

	Three Months Ended March 31,
Millions	2015		2014
	Goodwill	Other intangible assets	Goodwill	Other intangible assets
Beginning balance	$168.9	$197.5	$—	$20.7
Acquisitions of businesses	.3	2.8	23.8	42.4
Dispositions of businesses	—	—	—	(.4)
Amortization, including foreign currency translation	—	(6.9)	—	(.3)
Ending balance	$169.2	$193.4	$23.8	$62.4

Note 7.  Debt and Standby Letter of Credit Facilities

White Mountains’s debt outstanding as of March 31, 2015 and December 31, 2014 consisted of the following:

Millions	March 31, 2015	December 31, 2014
2012 OBH Senior Notes, at face value	$275.0	$275.0
Unamortized original issue discount	(.3)	(.3)
2012 OBH Senior Notes, carrying value	274.7	274.7
SIG Senior Notes, at face value	400.0	400.0
Unamortized original issue discount	(.3)	(.3)
SIG Senior Notes, carrying value	399.7	399.7
WTM Bank Facility	—	—
Tranzact Bank Facility	71.9	68.7
Unamortized issuance cost	(1.3)	(1.3)
Tranzact Bank Facility, carrying value	70.6	67.4
Other debt	4.8	4.8
Total debt	$749.8	$746.6

WTM Bank Facility
On August 14, 2013, White Mountains entered into a revolving credit facility with a syndicate of lenders administered by Wells Fargo Bank, N.A., which has a total commitment of $425.0 million and has a maturity date of August 14, 2018 (the “WTM Bank Facility”). As of March 31, 2015, the WTM Bank Facility was undrawn.
The WTM Bank Facility contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards.

Tranzact Bank Facility
On October 10, 2014, Tranzact entered into a secured credit facility with a syndicate of lenders administered by The PrivateBank and Trust Company (the “Tranzact Bank Facility”). The term of the credit facility ends on October 10, 2019. The Tranzact Bank Facility has a total commitment of $74.5 million, which consists of a $70.0 million term loan facility and a $4.5 million revolving facility. During the first quarter of 2015, Tranzact repaid a total of $1.3 million under the term loan portion and borrowed $4.5 million under the revolving portion of the Tranzact Bank Facility. As of March 31, 2015, the total amount outstanding under the Tranzact Bank Facility was $71.9 million.
The Tranzact Bank Facility, which is secured by intellectual property and the common stock of Tranzact and its subsidiaries, contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings, including a minimum fixed charge coverage ratio and a maximum leverage ratio.

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

Debt and Standby Letter of Credit Facility Covenants
At March 31, 2015, White Mountains was in compliance with all of the covenants under the WTM Bank Facility, the OneBeacon U.S. Holdings, Inc. (“OBH”) Senior Notes, the Sirius International Group, Ltd. (“SIG”), Senior Notes, the Tranzact Bank Facility, the Nordea facility and the Lloyd’s Bank facility.

Note 8.  Income Taxes

The Company and its Bermuda domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. In the event there is a change in the current law such that taxes are imposed, the Company and its Bermuda domiciled subsidiaries would be exempt from such tax until March 31, 2035, pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966. The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate.  The jurisdictions in which the Company’s consolidated subsidiaries and branches are subject to tax are Australia, Belgium, Canada, Denmark, Germany, Gibraltar, Israel, Luxembourg, Malaysia, the Netherlands, Peru, Singapore, Sweden, Switzerland, the United Kingdom and the United States.
White Mountains’s income tax expense related to pre-tax income from continuing operations for the three months ended March 31, 2015 and 2014 were 28.8% and 27.5%. The effective tax rates for the three months ended March 31, 2015 and 2014 were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions with lower tax rates than the United States.
In arriving at the effective tax rate for the three months ended March 31, 2015 and 2014, White Mountains forecasted all income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2015 and 2014.
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

On July 28, 2011, the IRS commenced an examination of the income tax returns for 2007, 2008 and 2009 for certain U.S. subsidiaries of OneBeacon.  On July 17, 2013, OneBeacon received a revised Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2007, 2008 and 2009. The estimated total assessment, including interest, utilization of alternative minimum and foreign tax credit carryovers and capital loss carrybacks, is $73.8 million. However, $60.2 million of the proposed adjustments relate to items for which the expense deduction has been disallowed in a year being examined, but ultimate deductibility is highly certain to occur in a later period. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of these deductions in the exam period would not affect the effective tax rate, but would accelerate the payment of cash to the taxing authority. White Mountains disagrees with the adjustments proposed by the IRS and is defending its position. Although the timing of the resolution of these issues is uncertain, it is reasonably possible that the resolution could occur within the next twelve months. An estimate of the range of potential outcomes cannot be made at this time. White Mountains does not expect the resolution of this examination to result in a material change to its financial position.
On September 5, 2013, the IRS commenced an examination of the income tax returns for 2010, 2011 and 2012 for certain U.S. subsidiaries of OneBeacon. White Mountains does not expect the resolution of this examination to result in a material change to its financial position.
On December 18, 2014, the IRS commenced an examination of the 2012 income tax return for Guilford Holdings, Inc. and subsidiaries. White Mountains does not expect the resolution of this examination to result in a material change to its financial position, results of operations and cash flows.

Note 9. Derivatives

Variable Annuity Reinsurance
White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. At March 31, 2015 and December 31, 2014, the total guarantee value was approximately ¥117.8 billion (approximately $1.0 billion at exchange rates on that date) and ¥134.2 billion (approximately $1.1 billion at exchange rates on that date), respectively. The collective account values of the underlying variable annuities were approximately 113% of the guarantee value at both March 31, 2015 and December 31, 2014.  WM Life Re is in runoff, and all of its contracts will mature by June 30, 2016.
The following table summarizes the pre-tax operating results of WM Life Re for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,
Millions	2015	2014
Fees, included in other revenue	$3.0	$5.4
Change in fair value of variable annuity liability, included in other revenue	.4	(1.3)
Change in fair value of derivatives, included in other revenue	(5.5)	(6.6)
Foreign exchange, included in other revenue	(1.1)	.2
Other investment income and (losses) gains	—	.4
Total revenue	(3.2)	(1.9)
Change in fair value of variable annuity death benefit liabilities, included in other general and administrative expenses	—	—
Death benefit claims paid, included in general and administrative expenses	—	—
General and administrative expenses	(1.4)	(1.3)
Pre-tax loss	$(4.6)	$(3.2)

The following summarizes realized and unrealized derivative gains (losses) recognized in other revenue for the three months ended March 31, 2015 and 2014 and the carrying values, included in other assets, at March 31, 2015 and December 31, 2014 by type of instrument:

	Gains (losses)		Carrying Value
	Three Months Ended		As of
	March 31,		March 31, 2015	December 31, 2014
Millions	2015	2014
Fixed income/interest rate	$9.3	$(6.4)	$3.7	$(1.7)
Foreign exchange	(12.1)	(6.5)	35.3	44.1
Equity	(2.7)	6.3	8.0	14.0
Total	$(5.5)	$(6.6)	$47.0	$56.4

The following tables summarize the changes in White Mountains’s variable annuity reinsurance liabilities and derivative instruments for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
	Variable Annuity Assets	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total
Beginning of period	$.7	$18.9	$33.8	$3.7	$56.4
Purchases	—	—	—	—	—
Realized and unrealized gains (losses)	.4	(.6)	(6.5)	1.6	(5.5)
Transfers in	—	—	—	—	—
Sales/settlements	—	(1.3)	3.9	(6.5)	(3.9)
End of period	$1.1	$17.0	$31.2	$(1.2)	$47.0

	Three Months Ended March 31, 2014
	Variable Annuity (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total
Beginning of period	$(52.8)	$63.4	$4.7	$1.1	$69.2
Purchases	—	—	—	—	—
Realized and unrealized gains (losses)	(1.3)	.7	(7.1)	(.2)	(6.6)
Transfers in	—	—	—	—	—
Sales/settlements	—	—	27.5	(.5)	27.0
End of period	$(54.1)	$64.1	$25.1	$.4	$89.6
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

In addition to derivative instruments, WM Life Re held cash and fixed maturity investments posted as collateral to its variable annuity reinsurance counterparties.  The total collateral includes the following:

Millions	March 31, 2015	December 31, 2014	March 31, 2014
Cash	$29.0	$23.7	$22.2
Fixed maturity investments	4.5	9.5	14.3
Total	$33.5	$33.2	$36.5

Collateral in the form of fixed maturity securities consists of Government of Japan Bonds, which are recorded at fair value. Collateral in the form of short-term investments consists of money-market instruments, carried at amortized cost, which approximates fair value.
All of White Mountains’s variable annuity reinsurance liabilities were classified as Level 3 measurements at March 31, 2015 and 2014. The fair value of White Mountains’s variable annuity reinsurance liabilities are estimated using actuarial and capital market assumptions related to the projected discounted cash flows over the term of the reinsurance agreement. Actuarial assumptions regarding future policyholder behavior, including surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimates. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as the variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value estimates. Generally, the liabilities associated with these guarantees increase with declines in the equity markets, interest rates and currencies against the Japanese yen, as well as with increases in market volatilities. White Mountains uses derivative instruments, including put options, interest rate swaps, total return swaps on bond and equity indices and forwards and futures contracts on major equity indices, currency pairs and government bonds, to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. The types of inputs used to estimate the fair value of these derivative instruments, with the exception of actuarial assumptions regarding policyholder behavior and risk margins, are generally the same as those used to estimate the fair value of variable annuity liabilities.
The following summarizes quantitative information about significant unobservable inputs associated with the fair value estimates for variable annuity reinsurance liabilities and derivative instruments that have been classified as Level 3 measurements:

($ in Millions)	March 31, 2015
Description	Fair Value	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Variable annuity benefit guarantee liabilities	$1.1	Discounted cash flows	Surrenders
			0-1 year	0.1%	-	40.0%	40.0%
			1-2 years	0.2%	-	40.0%	32.2%
			Mortality	0.0%	-	6.4%	1.0%
			Foreign exchange volatilities
			0-1 year	10.9%	-	16.2%	13.1%
			1-2 years	10.9%	-	14.1%	12.5%
			Index volatilities
			0-1 year	24.8%	-	27.2%	26.7%
			1-2 years	21.2%	-	23.9%	22.9%
Foreign exchange options	$11.1	Counterparty valuations, adjusted for unwind quote discount	Adjustment to counterparty valuations	0.5%	-	11.6%	5.9%

Equity index options	$5.9	Counterparty valuations, adjusted for unwind quote discount	Adjustment to counterparty valuations	(0.7)%	-	6.5%	2.1%

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

In the case of exchange traded instruments, WM Life Re has exposure to credit risk for amounts uncollateralized by margin balances. WM Life Re has entered into master netting agreements with certain of its counterparties whereby the collateral provided (held) is calculated on a net basis. The following summarizes amounts offset under master netting agreements:

	March 31, 2015			December 31, 2014
Millions	Gross asset amounts before offsets(1)	Gross liability amounts offset under master netting arrangements	Net amounts recognized in Other Assets	Gross asset amounts before offsets(1)	Gross liability amounts offset under master netting arrangements	Net amounts recognized in Other Assets
Interest rate contracts
OTC	$3.4	$(.9)	$2.5	$1.0	$(5.4)	$(4.4)
Exchange traded	1.1	(.3)	.8	2.8	(.1)	2.7
Foreign exchange contracts
OTC	38.9	—	38.9	45.5	—	45.5
Exchange traded	—	(3.6)	(3.6)	—	(1.4)	(1.4)
Equity contracts
OTC	7.3	(.4)	6.9	11.7	(.2)	11.5
Exchange traded	1.6	(.1)	1.5	3.4	(.9)	2.5
Total(2)	$52.3	$(5.3)	$47.0	$64.4	$(8.0)	$56.4
(1) Amount equal to fair value of instrument as recognized in other assets
(2) All derivative instruments held by WM Life Re are subject to master netting arrangements.

The following summarizes the value, collateral held or provided by WM Life Re and net exposure to credit losses on OTC and exchange traded derivative instruments by counterparty recorded within other assets:

	March 31, 2015
Millions	Net amount of assets reflected in Balance Sheet	Collateral provided to counterparty - Cash	Collateral provided to counter-party - Financial Instruments	Net amount of exposure after effect of collateral provided	Excess collateral provided to counter-party- Cash	Excess collateral provided - Financial Instruments	Counter-party collateral held by WMLife Re - Cash	Net amount of exposure to counter-party	Standard & Poor's Rating(1)
Bank of America	$4.9	$—	$—	$4.9	$—	$—	$—	$4.9	A
Barclays	—	—	—	—	—	—	—	—	A
JP Morgan	21.3	—	—	21.3	—	—	7.4	13.9	A	+
Royal Bank of Scotland	3.8	—	—	3.8	—	—	—	3.8	A	-
Nomura	(.4)	.4	—	—	5.6	4.5	—	10.1	BBB	+
Citigroup - OTC	18.6	—	—	18.6	.7	—	—	19.3	A
Citigroup - Exchange Traded	(1.2)	1.2	—	—	21.1	—	—	21.1	A
Total	$47.0	$1.6	$—	$48.6	$27.4	$4.5	$7.4	$73.1

	December 31, 2014
Millions	Net amount of assets reflected in Balance Sheet	Collateral provided to counter-party - Cash	Collateral provided to counter-party - Financial Instruments	Net amount of exposure after effect of collateral provided	Excess collateral provided to counter-party- Cash	Excess collateral provided - Financial Instruments	Counter-party collateral held by WMLife Re- Cash	Net amount of exposure to counter-party	Standard & Poor's Rating(1)
Bank of America	$5.6	$—	$—	$5.6	$—	$—	$—	$5.6	A
Barclays	.1	—	—	.1	—	—	—	.1	A
JP Morgan	24.3	—	—	24.3	—	—	8.8	15.5	A	+
Royal Bank of Scotland	4.0	—	—	4.0	—	—	—	4.0	A
Nomura	(3.5)	3.5	—	—	1.7	9.5	—	11.2	BBB	+
Citigroup - OTC	22.2	—	—	22.2	—	—	1.1	21.1	A
Citigroup - Exchange Traded	3.7	—	—	3.7	16.0	—	—	19.7	A
Total	$56.4	$3.5	$—	$59.9	$17.7	$9.5	$9.9	$77.2
(1) Standard & Poor’s ratings as detailed above are: “A+” (Strong, which is the fifth highest of twenty-three creditworthiness ratings), “A” (Strong, which is the sixth highest of twenty-three creditworthiness ratings), “A-” (Strong, which is the seventh highest of twenty-three creditworthiness ratings) and
“BBB+” (Adequate, which is the eighth highest of twenty-three creditworthiness ratings).

Forward Contracts
White Mountains has entered into currency forward contracts at Sirius Group. White Mountains monitors its exposure to foreign currency and adjusts its forward positions within the risk guidelines and ranges established by senior management for each currency, as necessary. While White Mountains actively manages its forward positions, mismatches between movements in foreign currency rates and its forward contracts may result in currency positions being outside the pre-defined ranges and/or foreign currency losses. At March 31, 2015, White Mountains held approximately $56.5 million (SEK 489.3 million) total gross notional value of foreign currency forward contracts.
All of White Mountains’s forward contracts are traded over-the-counter. The fair value of the contracts has been estimated using OTC quotes for similar instruments and accordingly, the measurements have been classified as Level 2 measurements at March 31, 2015.
The net realized and unrealized derivative gains (losses) recognized in net realized and unrealized investment gains (losses) for the three months ended March 31, 2015 and 2014 were $0.0 million and $(0.1) million.
All of White Mountains’s forward contracts are subject to master netting agreements. As of March 31, 2015 and December 31, 2014, the gross liability amount offset under master netting arrangements and the net amount recognized in other investments approximately offset each other.
White Mountains does not hold or provide any collateral for the forward contracts.  The following table summarizes the notional amounts and uncollateralized balances associated with forward currency contracts:

	March 31, 2015			December 31, 2014
Millions	Notional Amount	Carrying Value	Standard & Poor's Rating(1)	Notional Amount	Carrying Value
Barclays Bank Plc	$6.3	$—	A	$2.1	$—
Deutsche Bank	4.4	.1	A	—	—
Goldman Sachs	10.9	—	A	8.7	—
HSBC Bank Plc	21.7	—	AA-	11.2	—
JP Morgan	7.3	(.1)	A+	5.7	—
Royal Bank of Canada	5.9	—	AA-	5.4	—
Total	$56.5	$—		$33.1	$—
(1) Standard & Poor's ratings as detailed above are: “AA-” (Very Strong, which is the sixth highest of twenty-three creditworthiness ratings), “A+” (Strong, which is the seventh highest of twenty-three creditworthiness ratings) and “A” (Strong, which is the eighth highest of twenty-three creditworthiness ratings).

Interest Rate Cap
In May 2007, Sirius International Group, Ltd. (“SIG”), an intermediate holding company of Sirius Group, issued the SIG Preference Shares, with an initial fixed annual dividend rate of 7.506%. In June 2017, the fixed rate will move to a floating rate equal to the greater of (i) 7.506% and (ii) 3-month LIBOR plus 320 basis points. In July 2013, SIG executed the Interest Rate Cap for the period from June 2017 to June 2022 to protect against a significant increase in interest rates during that 5-year period. The Interest Rate Cap economically fixes the annual dividend rate on the SIG Preference Shares from June 2017 to June 2022 at 8.30%. The cost of the Interest Rate Cap was an upfront premium of 395 basis points of the $250.0 million notional value, or approximately $9.9 million for the full notional amount.
The Interest Rate Cap does not qualify for hedge accounting. It is recorded in other assets at fair value. Changes in fair value are recognized within other revenue. Collateral held is recorded within short-term investments with an equal amount recognized as a liability to return collateral. The fair value of the Interest Rate Cap has been estimated using a single broker quote and accordingly, has been classified as a Level 3 measurement at March 31, 2015.
The following tables summarize the changes in the fair value of the Interest Rate Cap for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
Millions	2015	2014
Beginning of period	$4.1	$11.1
Net realized and unrealized losses	(1.0)	(2.9)
End of period	$3.1	$8.2

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

	March 31, 2015
Millions	Collateral Balances Held	Standard & Poor’s Rating(1)
Barclays Bank Plc	$2.1	A
Nordea Bank Finland Plc	1.0	AA-
Total	$3.1
(1) Standard & Poor’s ratings as detailed above are: “AA-” (Very Strong, which is the fourth highest of twenty-three creditworthiness ratings) and “A” (Strong, which is the sixth highest of twenty-three creditworthiness ratings).

Weather Derivatives
For the three months ended March 31, 2015 and 2014, Sirius Group recognized $0.8 million and $0.4 million of net gains on its weather and weather contingent derivatives portfolio. The fair values of the assumed contracts are subject to change in the near-term and reflect management’s best estimate based on various factors including, but not limited to, observed and forecasted weather conditions, changes in interest or foreign currency exchange rates and other market factors. Estimating the fair value of derivative instruments that do not have quoted market prices requires management’s judgment in determining amounts that could reasonably be expected to be received from or paid to a third party to settle the contracts. Such amounts could be materially different from the amounts that might be realized in an actual transaction to settle the contract with a third party. Because of the significance of the unobservable inputs used to estimate the fair value of Sirius Group’s weather risk contracts, the fair value measurements of the contracts are deemed to be Level 3 measurements in the fair value hierarchy.

Tranzact Interest Rate Swap
Tranzact has a $70.0 million term loan facility that carries a variable rate equal to the U.S. dollar LIBOR rate, plus an applicable margin. At March 31, 2015, the variable interest rate on the term loan was 4.172%, including a margin over LIBOR of 4.0%. Effective October 10, 2014, to effectively fix the rate it pays on this term loan, Tranzact entered into an interest rate swap agreement with a notional amount of $70.0 million at inception, which decreases over the term of the swap by amounts equivalent to scheduled principal repayments made on Tranzact’s term loan. As of March 31, 2015, the notional amount was $67.4 million. Under the terms of the swap agreement, Tranzact pays a fixed rate of 1.34% and receives a variable rate, which is reset monthly, based on the then-current U.S. dollar LIBOR rate. The variable rate received by Tranzact under the swap agreement was 0.1518% at inception and 0.178% at March 31, 2015. The total current effective rate on Tranzact's debt was 5.3% at March 31, 2015.
The swap is measured at fair value with changes therein recognized within other revenues and is accounted for as a non-hedge derivative instrument. As of March 31, 2015, the estimated fair value of the swap was $(0.5) million. There are no collateral arrangements associated with the swap.

Note 10. Municipal Bond Guarantee Insurance

In 2012, HG Global was capitalized with $594.5 million from White Mountains and $14.5 million from non-controlling interests to fund BAM, a newly formed mutual municipal bond insurer. As of March 31, 2015, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of BAM surplus notes. Through HG Re, which had statutory capital of $453.0 million at March 31, 2015, HG Global provides first loss reinsurance protection for policies underwritten by BAM of up to 15% of par outstanding, on a per policy basis. HG Re’s obligations to BAM are collateralized in trusts, and there is an aggregate loss limit that is equal to the total assets in the collateral trusts at any point in time.
For the three months ended March 31, 2015 and 2014, HG Global had pre-tax income of $5.4 million and $4.6 million, which included $4.0 million and $3.9 million of interest income on the BAM surplus notes.
For the three months ended March 31, 2015 and 2014, White Mountains reported pre-tax losses of $8.7 million and $8.6 million on BAM that were recorded in net loss attributable to non-controlling interests, which included $4.0 million and $3.9 million of interest expense on the BAM surplus notes.
Effective January 1, 2014, HG Global and BAM agreed to change the interest rate on the BAM surplus notes for the five years ending December 31, 2018 from a fixed rate of 8% to a variable rate equal to the one-year U.S. treasury rate plus 300 basis points, set annually, which is 3.15% and 3.13% for 2015 and 2014. Prior to the end of 2018, BAM has the option to extend the variable rate period for an additional three years.  At the end of the variable rate period, the interest rate will be fixed at the higher of the then current variable rate or 8%. BAM is required to seek regulatory approval to pay interest and principal on its surplus notes only when adequate capital resources have accumulated beyond BAM’s initial capitalization and a level that continues to support its outstanding obligations, business plan and ratings.
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
The following table provides a schedule of BAM’s insured obligations:

	March 31, 2015	December 31, 2014
Contracts outstanding	2,029	1,750
Remaining weighted average contract period outstanding (in years)	12.8	12.8
Contractual debt service outstanding (in millions):
Par	$14,421.6	$12,362.5
Interest	8,044.7	7,086.9
Total debt service outstanding	$22,466.3	$19,449.4

Gross unearned insurance premiums	$31.2	$27.6

Note 11. Earnings Per Share

Basic earnings per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities.  Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.  The following table outlines the Company’s computation of earnings per share from continuing operations for the three months ended March 31, 2015 and 2014 (see Note 17 for earnings per share amounts for discontinued operations):

	Three Months Ended
	March 31,
	2015	2014
Basic and diluted earnings per share numerators (in millions):
Net income from continuing operations attributable to White Mountains’s common shareholders	$76.4	$96.1
Allocation of income for unvested restricted common shares	(.7)	(1.1)
Dividends declared on participating restricted common shares(1)	(.1)	(.1)
Total allocation to restricted common shares	(.8)	(1.2)
Net income attributable to White Mountains’s common shareholders, net of restricted common share amounts	$75.6	$94.9
Undistributed net earnings (in millions):
Net income attributable to White Mountains’s common shareholders, net of restricted common share amounts	$75.6	$94.9
Dividends declared net of restricted common share amounts(1)	(5.9)	(6.1)
Total undistributed net earnings, net of restricted common share amounts	$69.7	$88.8
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	5,978.4	6,169.9
Average unvested restricted shares(2)	(58.8)	(70.4)
Basic earnings per share denominator	5,919.6	6,099.5
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	5,978.4	6,169.9
Average unvested restricted common shares(2)	(58.8)	(70.4)
Average outstanding dilutive options to acquire common shares(3)	—	—
Diluted earnings per share denominator	5,919.6	6,099.5
Basic earnings per share (in dollars):
Net income attributable to White Mountains’s common shareholders	$12.77	$15.56
Dividends declared and paid	(1.00)	(1.00)
Undistributed earnings	$11.77	$14.56
Diluted earnings per share (in dollars):
Net income attributable to White Mountains’s common shareholders	$12.77	$15.56
Dividends declared and paid	(1.00)	(1.00)
Undistributed earnings	$11.77	$14.56
(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(2) Restricted shares outstanding vest either in equal annual installments or upon a stated date (see Note 15).
(3) The diluted earnings per share denominator for the three months ended March 31, 2015 and 2014 does not include the impact of 125,000 common shares issuable upon exercise of the non-qualified options outstanding as they are anti-dilutive to the calculation.

Note 12. Non-controlling Interests

The following table details the balance of non-controlling interests included in White Mountains’s total equity and the related percentage of each consolidated entity’s total equity owned by non-controlling shareholders as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
$ in millions	Non-controlling Percentage	Non-controlling Equity	Non-controlling Percentage	Non-controlling Equity
OneBeacon Ltd.	24.7%	$258.8	24.7%	$258.4
SIG Preference Shares	100.0	250.0	100.0	250.0

Other, excluding mutuals and reciprocals
HG Global	3.1	17.7	3.1	17.9
MediaAlpha	40.0	22.0	40.0	22.6
Tranzact	36.8	81.8	36.8	88.2
Wobi	36.7	4.7	36.7	5.4
Prospector Offshore Fund	32.4	31.0	23.4	31.1
Dewar	20.3	3.0	18.0	3.4
Total other, excluding mutuals and reciprocals		160.2		168.6

Mutuals and reciprocals
BAM	100.0	(127.0)	100.0	(121.9)
SSIE	100.0	(13.5)	100.0	(12.4)
Total non-controlling interests		$528.5		$542.7

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
Significant intercompany transactions among White Mountains’s segments have been eliminated herein. Financial information for White Mountains’s segments follows:

			HG Global/BAM
Millions	OneBeacon	Sirius Group	HG	BAM	Other Operations	Total
Three Months Ended March 31, 2015
Earned insurance and reinsurance premiums	$286.6	$205.0	$.5	$.2	$2.0	$494.3
Net investment income	10.5	8.0	.4	1.0	3.4	23.3
Net investment income (loss) - surplus note interest	—	—	4.0	(4.0)	—	—
Net realized and unrealized investment gains	14.2	79.9	1.1	3.0	5.2	103.4
Other (loss) revenue	(3.1)	(27.4)	—	.1	66.2	35.8
Total revenues	308.2	265.5	6.0	.3	76.8	656.8
Losses and LAE	165.9	97.5	—	—	2.0	265.4
Insurance and reinsurance acquisition expenses	51.0	42.6	.1	.8	1.1	95.6
Other underwriting expenses	55.9	25.5	—	.1	—	81.5
General and administrative expenses	4.1	6.2	.4	8.2	97.5	116.4
Interest expense	3.2	6.8	—	—	1.1	11.1
Total expenses	280.1	178.6	.5	9.1	101.7	570.0
Pre-tax income (loss)	$28.1	$86.9	$5.5	$(8.8)	$(24.9)	$86.8

			HG Global/BAM
Millions	OneBeacon	Sirius Group	HG	BAM	Other Operations	Total
Three Months Ended March 31, 2014
Earned insurance and reinsurance premiums	$276.5	$215.5	$.2	$.1	$1.3	$493.6
Net investment income	10.4	8.7	.3	1.4	3.9	24.7
Net investment income (loss) - surplus note interest	—	—	3.9	(3.9)	—	—
Net realized and unrealized investment gains	18.9	28.1	.7	3.0	13.1	63.8
Other revenue (loss)	1.0	(5.3)	—	.2	.7	(3.4)
Total revenues	306.8	247.0	5.1	.8	19.0	578.7
Losses and LAE	149.4	78.8	—	—	1.1	229.3
Insurance and reinsurance acquisition expenses	46.7	47.4	.1	.4	.5	95.1
Other underwriting expenses	49.4	31.8	—	.1	.1	81.4
General and administrative expenses	3.3	8.4	.4	8.9	29.3	50.3
Interest expense	3.2	6.6	—	—	.3	10.1
Total expenses	252.0	173.0	.5	9.4	31.3	466.2
Pre-tax income (loss)	$54.8	$74.0	$4.6	$(8.6)	$(12.3)	$112.5

Note 14. Investments in Unconsolidated Affiliates

White Mountains’s investments in unconsolidated affiliates represent investments in other companies in which White Mountains has a significant voting and economic interest but does not control the entity.

Millions	March 31, 2015	December 31, 2014
Symetra common shares	$378.9	$373.8
Unrealized gains from Symetra’s fixed maturity portfolio	68.4	37.6
Carrying value of Symetra common shares	447.3	411.4
Hamer	3.5	3.0
Total investments in unconsolidated affiliates	$450.8	$414.4

Symetra
At March 31, 2015 and December 31, 2014, White Mountains owned 20.05 million common shares of Symetra Financial Corporation (“Symetra”), a 17.27% and 17.31% common share ownership. White Mountains accounts for its investment in common shares of Symetra using the equity method. During the three months ended March 31, 2015 and 2014, White Mountains received cash dividends from Symetra of $2.2 million and $2.0 million on its common share investment that were recorded as a reduction of White Mountains’s investment in Symetra.

As of December 31, 2011, White Mountains concluded that its investment in Symetra common shares was other-than-temporarily impaired and wrote down the GAAP book value of the investment to its estimated fair value of $261.0 million or $15 per share.  This impairment, as well as the effect of Symetra capital transactions, has resulted in a basis difference between the GAAP carrying value of White Mountains’s investment in Symetra common shares and the amount derived by multiplying the percentage of White Mountains common share ownership by Symetra’s total GAAP equity. As of March 31, 2015, the pre-tax unamortized basis difference was $165.7 million, of which $35.1 million is attributable to equity in earnings of unconsolidated affiliates and $130.6 million is attributable to equity in net unrealized gains of unconsolidated affiliates. As of December 31, 2014, the pre-tax unamortized basis difference was $170.4 million, of which $36.4 million is attributable to equity in earnings of unconsolidated affiliates and $134.0 million is attributable to equity in net unrealized gains of unconsolidated affiliates.
The pre-tax basis difference is being amortized over a 30-year period with a weighted average of 28-years remaining. The amortization is based on estimated future cash flows associated with Symetra’s underlying assets and liabilities to which the basis differences have been attributed. White Mountains continues to record its equity in Symetra's earnings and net unrealized gains (losses). In addition, White Mountains recognizes the amortization of the basis difference through equity in earnings of unconsolidated affiliates and equity in net unrealized gains (losses) from investments in unconsolidated affiliates consistent with the original attribution of the basis differences between equity in earnings and equity in net unrealized gains (losses). For the three months ended March 31, 2015 and 2014, White Mountains recognized after-tax amortization of $0.7 million and $0.7 million through equity in earnings of unconsolidated affiliates and $2.8 million and $2.9 million through equity in net unrealized gains from investments in unconsolidated affiliates.
The following table summarizes amounts recorded by White Mountains relating to its investment in Symetra for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
Millions	2015	2014
Carrying value of investment in Symetra at beginning of period	$411.4	$317.3
Equity in earnings (1)(2)	7.2	14.4
Equity in net unrealized gains (losses) from Symetra’s fixed maturity portfolio(3)	30.9	39.3
Dividends received	(2.2)	(2.0)
Carrying value of investment in Symetra at end of period(4)(5)	$447.3	$369.0
(1) Equity in earnings excludes tax expense of $0.4 and $1.0.
(2) Equity in earnings includes $0.7 and $0.7 increase relating to the pre-tax amortization of the Symetra common share basis difference.
(3) Net unrealized gains includes $2.9 and $3.1 increase relating to the pre-tax amortization of the Symetra common share basis difference.
(4) Includes White Mountains’s equity in net unrealized gains from Symetra’s fixed maturity portfolio of $68.4 and $39.3 as of March 31, 2015 and 2014, which excludes tax expense of $4.6 and $2.8.
(5) The aggregate value of White Mountains’s investment in common shares of Symetra was $470.3 based upon the quoted market price of $23.46 per share at March 31, 2015.

Note 15. Employee Share-Based Incentive Compensation Plans

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

Share-Based Compensation Based on White Mountains Common Shares

WTM Performance Shares
Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Awards generally vest at the end of a three-year period, are subject to the attainment of pre-specified performance goals, and are valued based on the market value of common shares at the time awards are paid.  The following table summarizes performance share activity for the three months ended March 31, 2015 and 2014 for performance shares granted under the WTM Incentive Plan:

	Three Months Ended March 31,
	2015		2014
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	123,549	$48.1	119,220	$60.2
Shares paid or expired(1)	(37,977)	(27.3)	(37,130)	(26.7)
New grants	30,640	—	45,660	—
Assumed forfeitures and cancellations(2)	184.6		(213)	.4
Expense recognized	—	6.2	—	8.4
Ending of period	116,396	$27.6	127,537	$42.3
(1) WTM performance share payments in 2015 for the 2012-2014 performance cycle ranged from 91% to 145.5% of target.  WTM performance share payments in 2014 for the 2011-2013 performance cycle ranged from 88% to 131.5% of target.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.

For the 2012-2014 performance cycle, all performance shares earned were settled in cash. For the 2011-2013 performance cycle, the Company issued common shares for 3,570 performance shares earned and all other performance shares earned were settled in cash
If the outstanding WTM performance shares had vested on March 31, 2015, the total additional compensation cost to be recognized would have been $33.1 million, based on accrual factors at March 31, 2015 (common share price and payout assumptions).

Performance Shares granted under the WTM Incentive Plan
The following table summarizes performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan at March 31, 2015 for each performance cycle:

Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2015 – 2017	30,640	$1.8
2014 – 2016	41,937	5.6
2013 – 2015	46,803	20.9
Sub-total	119,380	28.3
Assumed forfeitures	(2,984)	(.7)
Total at March 31, 2015	116,396	$27.6

Restricted Shares
The following table summarizes the unrecognized compensation cost associated with the outstanding restricted share awards for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	83,314	$14.3	94,130	$17.0
Issued	22,890	15.2	20,400	11.8
Vested	(35,079)	—	(33,205)	—
Forfeited	—	—	—	—
Expense recognized	—	(3.0)	—	(4.0)
Non-vested at March 31,	71,125	$26.5	81,325	$24.8

During the first three months of 2015, White Mountains issued 22,890 restricted shares that vest on January 1, 2018. During the first three months of 2014, White Mountains issued 20,400 restricted shares that vest on January 1, 2017. The unrecognized compensation cost at March 31, 2015 is expected to be recognized ratably over the remaining vesting periods.

Share-Based Compensation Based on OneBeacon Ltd. Common Shares

The OneBeacon Long-Term Incentive Plan (the “OneBeacon Incentive Plan”) provides for grants to key employees of OneBeacon various types of share-based and non share-based incentive awards.  OneBeacon’s share-based incentive awards include OneBeacon performance shares and restricted shares.

OneBeacon Performance Shares
OneBeacon performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash.  OneBeacon performance share awards generally vest at the end of a three-year period, are subject to the attainment of pre-specified performance goals, and are valued based on the market value of OneBeacon Ltd. common shares at the time awards are paid.  The following table summarizes performance share activity for the three months ended March 31, 2015 and 2014 for OneBeacon performance shares granted under the OneBeacon Incentive Plan:

	Three Months Ended March 31,
	2015		2014
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	517,470	$3.4	493,421	$4.0
Shares paid or expired(1)	(181,290)	(1.5)	(142,138)	(1.0)
New grants	154,887	—	165,800	—
Assumed forfeitures and cancellations(2)	(28,920)	—	(4,145)	—
Expense recognized	—	.2	—	.6
Ending of period	462,147	$2.1	512,938	$3.6
(1) OneBeacon performance share payments in 2015 for the 2012-2014 performance cycle were at 45.7% of target. OneBeacon performance share payments in 2014 for the 2011-2013 performance cycle were at 37.1% of target.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.

If the outstanding OneBeacon performance shares had been vested on March 31, 2015, the total additional compensation cost to be recognized would have been $3.3 million, based on accrual factors at March 31, 2015 (common share price, accumulated dividends and payout assumptions).

The following table summarizes OneBeacon performance shares outstanding awarded under the OneBeacon Incentive Plan at March 31, 2015 for each performance cycle:

Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2015 – 2017	154,887	$.2
2014 – 2016	151,810.5
2013 – 2015	167,300	1.4
Sub-total	473,997	2.1
Assumed forfeitures	(11,850)	—
Total at March 31, 2015	462,147	$2.1

OneBeacon Restricted Shares
 The following table summarizes the unrecognized compensation cost associated with the outstanding OneBeacon restricted stock awards for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	612,500	$3.5	915,000	$6.5
Issued	75,950	1.1	—	—
Vested	(296,000)	—	(300,000)	—
Forfeited	(1,500)	—	(2,500)	—
Expense recognized	—	(.6)	—	(.8)
Non-vested at March 31,	390,950	$4.0	612,500	$5.7

On February 24, 2015, OneBeacon issued 75,950 restricted shares that fully vest on January 1, 2018.
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
The unrecognized compensation cost at March 31, 2015 is expected to be recognized ratably over the remaining vesting periods.

OneBeacon Restricted Stock Units
On February 24, 2015, the OneBeacon Compensation Committee awarded to certain employees 207,848 restricted stock units (“RSUs”), of which 205,319 remained outstanding as of March 31, 2015. The RSUs are scheduled to vest on January 1, 2018 and will be paid out in cash or shares at the discretion of the OneBeacon Compensation Committee. For the three months ended March 31, 2015, the expense associated with the RSUs was $0.1 million.

Note 16. Fair Value of Financial Instruments

White Mountains accounts for its financial instruments at fair value with the exception of the OBH Senior Notes and the SIG Senior Notes, which are recorded as debt at face value less unamortized original issue discount, and the SIG Preference Shares, which are recorded as non-controlling interest at face value.
The following table summarizes the fair value and carrying value of financial instruments as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
2012 OBH Senior Notes	$291.5	$274.7	$286.0	$274.7
SIG Senior Notes	438.2	399.7	437.8	399.7
SIG Preference Shares	261.0	250.0	260.0	250.0

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
The Tranzact Bank Facility is a recently issued variable rate instrument. As a result it is considered a Level 2 measurement. As of March 31, 2015, the carrying value of the amount drawn on the Tranzact Debt Facility approximates fair value.

Note 17. Discontinued Operations

For the three months ended March 31, 2015, White Mountains recorded a net gain on sale of discontinued operations of $8.0 million, which is primarily related to the favorable loss reserve development on loss reserves transferred in the sale of Esurance and Answer Financial. See “Esurance” in Note 18.
For the three months ended March 31, 2015 and 2014, White Mountains recorded a net loss on discontinued operation of $0.1 million and $0.5 million. The loss from discontinued operations, net of tax, of $0.1 million for the three months ended March 31, 2015, was the result of post-closing expenses incurred in connection with the Runoff Business. The loss from discontinued operations, net of tax, of $0.5 million for the three months ended March 31, 2014, was primarily due to non-claims expenses related to the Runoff Business, including dedicated staff.
The loss from sale of discontinued operations related to the Runoff Business is subject to post-closing adjustments related to the true-up of the final closing balance sheet. Armour has presented its proposed final closing deliverables pursuant to the stock purchase agreement, and OneBeacon is in the process of reviewing and responding.

Earnings Per Share
Basic earnings per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities.  Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding. The following table outlines the computation of earnings per share for discontinued operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
Basic and diluted earnings per share numerators (in millions):
Net income attributable to White Mountains’s common shareholders	$7.9	$(.5)
Allocation of income for participating unvested restricted common shares(1)	(.1)	—
Net income attributable to White Mountains’s common shareholders, net of restricted common share amounts (2)	$7.8	$(.5)
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	5,978.4	6,169.9
Average unvested restricted common shares(3)	(58.8)	(70.4)
Basic earnings per share denominator	5,919.6	6,099.5
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	5,978.4	6,169.9
Average unvested restricted common shares(3)	(58.8)	(70.4)
Average outstanding dilutive options to acquire common shares(4)	—	—
Diluted earnings per share denominator	5,919.6	6,099.5
Basic and diluted earnings per share (in dollars):	$1.32	$(.08)
(1) Restricted shares issued by White Mountains contain dividend participation features, and therefore, are considered participating securities.
(2) Net earnings attributable to White Mountains’s common shareholders, net of restricted share amounts, is equal to undistributed earnings for the three months ended March 31, 2015 and 2014.
(3) Restricted common shares outstanding vest either in equal annual installments or upon a stated date (see Note 15).
(4) The diluted earnings per share denominator for the three months ended March 31, 2015 and 2014 does not include the impact of 125,000 common shares issuable upon exercise of the non-qualified options outstanding as they are anti-dilutive to the calculation.

Note 18. Contingencies

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

The following summarizes significant legal contingencies, ongoing non-claims related litigation or arbitration as of March 31, 2015:

Esurance
On October 7, 2011, the Company completed the sale of its Esurance and Answer Financial subsidiaries (the “Transferred Subsidiaries”) to The Allstate Corporation (“Allstate”) pursuant to a Stock Purchase Agreement dated as of May 17, 2011 (filed as an exhibit to the Company’s current report on Form 8-K on May 18, 2011, the “Agreement”).  The Company has certain contingencies under the Agreement as follows:  (i) subject to specified thresholds and limits, the Company generally indemnifies Allstate for breaches of its representations and warranties in the Agreement for a period of eighteen months (although longer for specified representations and warranties) from the closing, (ii) the Company indemnifies Allstate for breaches of certain covenants in the Agreement, including certain agreements by the Company not to solicit certain employees of the Transferred Subsidiaries for three years after the closing, and (iii) subject to specified thresholds and limits, the Company indemnifies Allstate for specified matters related to the pre-closing period, including (a) specified litigation matters, (b) losses of the Transferred Subsidiaries arising from extra-contractual claims and claims in excess of policy limits (“ECO/EPL losses”), (c) certain corporate reorganizations effected to remove entities from the Transferred Subsidiaries that were not being sold in the transaction, and (d) certain tax matters, including certain net operating losses being less than stated levels.  In addition, the Company retains 90% of positive or negative development in the loss reserves of the Transferred Subsidiaries as of the closing date (net of ECO/EPL losses) through December 31, 2014. During the first quarter of 2015, Allstate informed the Company that they owe $8.0 million to the Company for favorable development in the transferred loss reserves, which the Company has recorded as gain from sale of discontinued operations. The amount is not final and is being reviewed by the Company.

Runoff Transaction
Subsequent to the closing of the Runoff Transaction, on January 22, 2015, three holders of insurance policies issued by the companies OneBeacon sold to Armour filed a Petition for Review with the Commonwealth Court of Pennsylvania (“Commonwealth Court”) requesting that the Commonwealth Court vacate the Pennsylvania Insurance Department’s (“PID”) orders approving the Runoff Transaction and denying their right to intervene in the PID’s regulatory review of the Runoff Transaction. White Mountains believes the claims made by the petitioners are without merit and has intervened in the proceedings before the Commonwealth Court to vigorously defend the propriety of the PID’s orders in their entirety. White Mountains believes that the possibility is remote that these proceedings could result in an adverse outcome or have a material financial impact on the Company’s results of operations or financial position in the future.

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
The Court granted an omnibus motion to dismiss the Noteholder Actions in September 2013 and Plaintiffs appeal is pending.
        In addition, OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. This matter was consolidated for pretrial matters with the Noteholder Actions in the United States District Court for the Southern District of New York and was stayed pending the motion to dismiss in the Noteholder Action. An omnibus motion to dismiss the shareholder defendants in the Committee Action was filed in May 2014. No amount has been accrued in connection with this matter as of March 31, 2015, as the amount of loss, if any, cannot be reasonably estimated.

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

RESULTS OF OPERATIONS FOR THE THREE ENDED MARCH 31, 2015 AND 2014

Overview
White Mountains ended the first quarter of 2015 with an adjusted book value per share of $664, flat for the quarter, including dividends. Foreign currency losses of $8 per share offset solid underwriting and decent investment returns in local currencies. White Mountains reported adjusted comprehensive loss of $3 million for the first quarter of 2015 compared to adjusted comprehensive income of $88 million for the first quarter of 2014.
OneBeacon’s book value per share increased 2.3% for the first quarter of 2015, including dividends. OneBeacon’s GAAP combined ratio was 95% for the first quarter of 2015 compared to 89% for the first quarter of 2014. The first quarter of 2015 included 2 points of catastrophe losses primarily related to winter storms in the Northeast United States, compared to 1 point of catastrophe losses in the prior year. Additionally, the expense ratio was higher by 2 points, as the prior period included the beneficial impact of the transition services agreement associated with the sale of OneBeacon's personal lines business, which was terminated after the second quarter last year. Separation costs from management restructuring incurred in the first quarter of 2015 also contributed to the increase in the expense ratio.
Sirius Group’s GAAP combined ratio was 81% for the first quarter of 2015 compared to 73% for the first quarter of 2014. The increase was driven by lower favorable loss reserve development and change in business mix. Catastrophe losses did not meaningfully impact the combined ratio in either period.
White Mountains’s total net written premiums decreased 8% to $599 million in the first quarter of 2015. OneBeacon’s net written premiums decreased 8% to $287 million in the first quarter of 2015, primarily driven by OneBeacon’s decision to exit its lawyers liability business in December 2014 and a change in the timing of recognizing written premiums in its spring crop business, while Sirius Group’s net written premiums decreased 9% (5% in local currencies) to $303 million, driven by a decrease in property business and increased retrocessional purchases.
White Mountains’s GAAP pre-tax total return on invested assets was -0.1% for the first quarter of 2015, which included 1.0% of currency losses. This compared to a return of 1.1% for the first quarter of 2014. Currency translation did not meaningfully impact the first quarter of 2014. White Mountains’s short-duration fixed income portfolio returned 0.8% in local currencies for the first quarter of 2015, lagging the longer duration Barclays U.S. Intermediate Aggregate Index return as interest rates fell in the quarter. White Mountains’s portfolio of common equity securities, convertible fixed maturity and preferred investments and other long-term investments returned 1.4% in local currencies for the first quarter of 2015, outperforming the S&P 500 Index return of 1.0%.

Adjusted Book Value Per Share
The following table presents White Mountains’s adjusted book value per share and reconciles this non-GAAP measure to the most comparable GAAP measure. (See NON-GAAP FINANCIAL MEASURES on page 68).

	March 31, 2015	December 31, 2014	March 31, 2014
Book value per share numerators (in millions):
White Mountains’s common shareholders’ equity	$4,011.3	$3,995.7	$4,013.9
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio, net of applicable taxes	(63.8)	(34.9)	3.9
Adjusted book value per share numerator (1)	$3,947.5	$3,960.8	$4,017.8
Book value per share denominators (in thousands of shares):
Common shares outstanding	5,991.6	5,986.2	6,174.4
Unearned restricted shares	(43.4)	(25.7)	(45.7)
Adjusted book value per share denominator (1)	5,948.2	5,960.5	6,128.7
Book value per share (2)	$669.48	$667.48	$650.09
Adjusted book value per share (2)	$663.64	$664.50	$655.57
(1) Excludes out of-the-money stock options.
(2) During the first quarter of both 2015 and 2014, White Mountains declared and paid a dividend of $1.00 per common share.

The following table is a summary of goodwill and intangible assets that are included in White Mountains’s adjusted book value as of March 31, 2015, December 31, 2014, and March 31, 2014:

Millions	March 31, 2015	December 31, 2014	March 31, 2014
Goodwill
Tranzact	$145.1	$145.1	$—
MediaAlpha	18.3	18.3	18.3
Wobi	5.8	5.5	5.5
Total goodwill	169.2	168.9	23.8

Intangible assets
Tranzact	138.5	142.8	—
MediaAlpha	30.5	32.5	38.5
Wobi and other	24.4	22.2	23.9
Total intangible assets	193.4	197.5	62.4

Total goodwill and intangible assets	362.6	366.4	86.2

Goodwill and intangible assets attributed to non-controlling interests	(128.8)	(141.8)	(27.2)

Goodwill and intangible assets included in adjusted book value	$233.8	$224.6	$59.0

Review of Consolidated Results

White Mountains’s consolidated financial results for the three months ended March 31, 2015 and 2014 follow:

	Three Months Ended
	March 31,
Millions	2015	2014
Gross written premiums	$749.2	$801.1
Net written premiums	$598.6	$650.6
Revenues
Earned insurance and reinsurance premiums	$494.3	$493.6
Net investment income	23.3	24.7
Net realized and unrealized investment gains	103.4	63.8
Other revenue — foreign currency translation losses	(24.6)	(3.9)
Other revenue — other	60.4	.5
Total revenues	656.8	578.7
Expenses
Losses and LAE	265.4	229.3
Insurance and reinsurance acquisition expenses	95.6	95.1
Other underwriting expenses	81.5	81.4
General and administrative expenses	109.5	50.0
General and administrative expenses—intangible asset amortization	6.9	.3
Interest expense	11.1	10.1
Total expenses	570.0	466.2
Pre-tax income from continuing operations	86.8	112.5
Income tax expense	(25.0)	(30.9)
Net income from continuing operations	61.8	81.6
Net income (loss) from discontinued operations, net of tax	7.9	(.5)
Equity in earnings of unconsolidated affiliates, net of tax	7.3	13.8
Net income	77.0	94.9
Net loss attributable to non-controlling interests	7.3	.6
Net income attributable to White Mountains’s common shareholders	84.3	95.5
Other comprehensive (loss) income, net of tax	(58.7)	28.7
Comprehensive income	25.6	124.2
Comprehensive loss (income) attributable to non-controlling interests	—	—
Comprehensive income attributable to White Mountains’s common shareholders	25.6	124.2
Change in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of tax	(28.9)	(36.5)
Adjusted comprehensive (loss) income	$(3.3)	$87.7

Consolidated Results - Three Months Ended March 31, 2015 versus Three Months Ended March 31, 2014
White Mountains’s total revenues increased 13% to $656.8 million in the first quarter of 2015.  Earned insurance and reinsurance premiums were flat for the quarter. Net investment income decreased 6% in the quarter due to a lower fixed maturity asset base invested at lower average coupon rates.  Net realized and unrealized investment gains were $103 million in the first quarter of 2015, which included $68 million of net realized and unrealized foreign currency gains on investments, compared to $64 million of net realized and unrealized investment gains in the first quarter of 2014, which included $10 million of net realized and unrealized foreign currency losses. Net realized and unrealized foreign currency gains (losses) on investments are primarily related to GAAP foreign currency translation and are mostly offset in comprehensive net income and adjusted book value per share by (losses) gains recognized in other comprehensive income (see “Foreign Currency Translation” on page 55).  Other revenue increased to $36 million in the first quarter of 2015 from a loss of $3 million in the first quarter of 2014. Other revenue in the first quarter of 2015 includes $38 million from Tranzact and $30 million from MediaAlpha, neither of which were included in the first quarter of 2014. Other revenue in the first quarter of 2015 also includes $25 million in foreign currency translation losses compared to $4 million in the first quarter of 2014.
White Mountains’s total expenses increased 22% to $570 million in the first quarter of 2015.  Losses and LAE increased 16% in the first quarter of 2015, reflecting the higher loss ratios reported by both OneBeacon and Sirius Group (see “Summary of Operations by Segment” on next page). Insurance and reinsurance acquisition expenses and other underwriting expenses were flat in the first quarter of 2015, in line with earned premiums. General and administrative expenses in the first quarter of 2015 included $34 million from Tranzact and $28 million from MediaAlpha.
White Mountains’s income tax expense for the first quarter of 2015 and 2014 represented effective tax rates of 28.8% and 27.5%. The effective tax rate for the first quarter of 2015 and 2014 was lower than the U.S. statutory rate of 35% due primarily to income generated in jurisdictions with lower tax rates than the United States.

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

OneBeacon

Financial results and GAAP ratios for OneBeacon for the three months ended March 31, 2015 and 2014 follow:

	Three Months Ended
	March 31,
Millions	2015	2014
Gross written premiums	$316.0	$331.9
Net written premiums	$287.1	$311.1

Earned insurance and reinsurance premiums	$286.6	$276.5
Net investment income	10.5	10.4
Net realized and unrealized investment gains	14.2	18.9
Other revenue	(3.1)	1.0
Total revenues	308.2	306.8
Losses and LAE	165.9	149.4
Insurance and reinsurance acquisition expenses	51.0	46.7
Other underwriting expenses	55.9	49.4
General and administrative expenses	3.8	3.0
General and administrative expenses—intangible asset amortization	.3	.3
Interest expense	3.2	3.2
Total expenses	280.1	252.0
Pre-tax income	$28.1	$54.8

GAAP ratios:
Losses and LAE	58%	54%
Expense	37%	35%
Combined	95%	89%

The following table presents OneBeacon’s book value per share:

(Millions, except per share amounts)	March 31, 2015	December 31, 2014	March 31, 2014
OneBeacon book value per share:
OneBeacon's common shareholders’ equity	$1,049.1	$1,045.8	$1,129.5
OneBeacon common shares outstanding	95.3	95.3	95.3
OneBeacon book value per common share (1)	$11.01	$10.97	$11.85
(1) OneBeacon declared and paid a regular quarterly dividend of $0.21 per common share in the first quarter of 2015 and in each quarter during 2014.

OneBeacon Results—Three Months Ended March 31, 2015 versus Three Months Ended March 31, 2014
OneBeacon ended the first quarter of 2015 with a book value per share of $11.01, an increase of 2.3% for the quarter, including dividends. OneBeacon's GAAP combined ratio was 95% for the first quarter of 2015 compared to 89% for the first quarter of 2014. The increase was partially driven by a higher current accident year loss ratio. The first quarter of 2015 also included 2 points of catastrophe losses, primarily related to winter storms in the Northeast United States, compared to 1 point of catastrophe losses in the first quarter of 2014. There was one point of favorable loss reserve development in each period. Additionally, the expense ratio was higher by 2 points, primarily driven by the prior period benefiting from a transition services agreement with the buyer of OneBeacon's legacy personal lines business, which was terminated on June 30, 2014, and separation costs from management restructuring incurred in the first quarter of 2015.

OneBeacon’s net income for the three months ended March 31, 2015 was adversely impacted by a $4 million negative adjustment to the pre-tax gain on the sale of Essentia Insurance Company (Essentia). OneBeacon previously recognized a pre-tax gain of $23 million on its sale of Essentia, an indirect wholly-owned subsidiary which wrote legacy collector cars and boats business, to Markel Corporation during the first quarter of 2013. During the first quarter of 2015, OneBeacon recognized the loss of $4 million in other revenues in connection with an assessment from the Michigan Catastrophic Claims Association payable to Markel Corporation pursuant to the indemnification provisions in the stock purchase agreement governing the sale of Essentia.
Net written premiums were $287 million in the first quarter of 2015, a decrease of 8% from the first quarter last year, but an increase of 2% for ongoing businesses. The 8% decrease reflects the exit from lawyers liability business ($10 million), the termination of an affiliated reinsurance treaty ($7 million), and the implementation of an earlier cutoff date for recording spring crop premiums ($12 million). The 2% increase for ongoing businesses includes crop at its underlying run rate.
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
OneBeacon’s net combined ratio was higher than the gross combined ratio by 6 points for the first quarter of 2015 and 4 points for the first quarter of 2014. In both periods, the net combined ratio was higher than the gross combined ratio as a result of the cost of the reinsurance programs more than offsetting the benefits from ceded losses.

Sirius Group

Financial results and GAAP combined ratios for Sirius Group for the three months ended March 31, 2015 and 2014 follow:

	Three Months Ended
	March 31,
($ in millions)	2015	2014
Gross written premiums	$423.3	$452.7
Net written premiums	$303.2	$333.3

Earned insurance and reinsurance premiums	$205.0	$215.5
Net investment income	8.0	8.7
Net realized and unrealized investment gains	79.9	28.1
Other revenue—foreign currency translation losses	(24.6)	(3.9)
Other revenue	(2.8)	(1.4)
Total revenues	265.5	247.0
Losses and LAE	97.5	78.8
Insurance and reinsurance acquisition expenses	42.6	47.4
Other underwriting expenses	25.5	31.8
General and administrative expenses	6.2	8.4
Interest expense	6.8	6.6
Total expenses	178.6	173.0
Pre-tax income	$86.9	$74.0

GAAP ratios:
Losses and LAE	48%	36%
Expense	33%	37%
Combined	81%	73%

Sirius Group Results—Three Months Ended March 31, 2015 versus Three Months Ended March 31, 2014
Sirius Group’s GAAP combined ratio was 81% for the first quarter of 2015 compared to 73% for first quarter of 2014. The increase in the combined ratio was driven by lower favorable loss reserve development and change in business mix. Prior period loss development did not meaningfully impact the first quarter of 2015 compared to favorable loss reserve development of 5 points ($10 million) in the first quarter last year, primarily due to decreases in casualty and accident and health loss reserves. Additionally, the first quarter of 2015 included a decrease in property catastrophe excess business, which generally produces lower combined ratios in periods with light catastrophe activity. Both periods included 1 point of catastrophe losses.
In the first quarter of 2015, gross written premiums decreased 6% to $423 million, mainly due to foreign currency effects resulting from a strong U.S. dollar in 2015. In local currencies, gross premiums written were essentially flat compared to the first quarter last year, as decreases in property catastrophe excess were mostly offset by increases in accident and health. Net written premiums decreased 9% (5% in local currencies) to $303 million, driven by a decrease in property business and increased retrocessional purchases.
In the first quarter of 2015, Sirius Group’s other revenue was a loss of $3 million, primarily due to the final settlement from the sale of a former affiliate in 2012, compared to a $1 million loss for the first quarter last year, which was primarily due to a loss on the interest rate cap associated with the SIG Preference Shares. Sirius Group recorded $25 million of foreign currency translation losses in the first quarter of 2015 compared to $4 million of foreign currency translation gains in the first quarter of 2014 (See “Foreign Currency Translation” on page 55).
Sirius Group’s insurance and reinsurance acquisition expenses decreased $5 million in the first quarter of 2015, due to lower net commissions on lower earned premiums for the property lines of business and lower net commission ratios on the accident and health line of business. Sirius Group’s other underwriting expenses decreased $6 million in the first quarter of 2015, primarily due to foreign exchange effects and decreased incentive compensation expenses.
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
Sirius Group’s net combined ratio was 3 points higher than the gross combined ratio for the first quarter of 2015 and was 1 point higher than the gross combined ratio for the first quarter of 2014. For the first quarter of 2015, the higher net combined ratio was primarily due to an increase in property retrocessional protections with limited ceded loss recoveries. For the first quarter of 2014, favorable loss reserve development on loss reserves that had no reinsurance cessions resulted in a lower gross combined ratio as compared to 2015.

HG Global/BAM

The following table presents the components of pre-tax income included in White Mountains’s HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$4.2	$—	$4.2
Assumed (ceded) written premiums	3.2	(3.2)	—	—
Net written premiums	$3.2	$1.0	$—	$4.2

Earned insurance and reinsurance premiums	$.5	$.2	$—	$.7
Net investment income	.4	1.0	—	1.4
Net investment income - BAM Surplus Notes	4.0	—	(4.0)	—
Net realized and unrealized investment gains	1.1	3.0	—	4.1
Other revenue	—	.1	—	.1
Total revenues	6.0	4.3	(4.0)	6.3
Insurance and reinsurance acquisition expenses	.1	.8	—	.9
Other underwriting expenses	—	.1	—	.1
General and administrative expenses	.4	8.2	—	8.6
Interest expense—BAM surplus notes	—	4.0	(4.0)	—
Total expenses	.5	13.1	(4.0)	9.6
Pre-tax income (loss)	$5.5	$(8.8)	$—	$(3.3)

	Three Months Ended March 31, 2014
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$4.8	$—	$4.8
Assumed (ceded) written premiums	3.7	(3.7)	—	—
Net written premiums	$3.7	$1.1	$—	$4.8

Earned insurance and reinsurance premiums	$.2	$.1	$—	$.3
Net investment income	.3	1.4	—	1.7
Net investment income—BAM Surplus Notes	3.9	—	(3.9)	—
Net realized and unrealized investment gains	.7	3.0	—	3.7
Other revenue	—	.2	—	.2
Total revenues	5.1	4.7	(3.9)	5.9
Insurance and reinsurance acquisition expenses	.1	.4	—	.5
Other underwriting expenses	—	.1	—	.1
General and administrative expenses	.4	8.9	—	9.3
Interest expense—BAM surplus notes	—	3.9	(3.9)	—
Total expenses	.5	13.3	(3.9)	9.9
Pre-tax income (loss)	$4.6	$(8.6)	$—	$(4.0)

HG Global/BAM Results—Three Months Ended March 31, 2015 versus Three Months Ended March 31, 2014
In the first quarter of 2015, BAM insured $2.1 billion of municipal bonds, $2.0 billion of which were in the primary market, up 58% from the first quarter of 2014. As of March 31, 2015, BAM’s total claims paying resources were $582 million on total par outstanding of $14.4 billion.
HG Global reported pre-tax income of $6 million in the first quarter of 2015, which was driven by $4 million of interest income on the BAM Surplus Notes, compared to $5 million in the first quarter of 2014, also driven by $4 million of interest income on the BAM Surplus Notes. The increase in pre-tax income was driven by slightly better investment results.
White Mountains reported $9 million of pre-tax losses on BAM in the first quarter of 2015, driven by $4 million of interest expense on the BAM Surplus Notes and $8 million of operating expenses, partially offset by $3 million of net realized and unrealized investment gains. Pre-tax losses were $9 million in the first quarter of 2014, driven by $4 million of interest expense on the BAM Surplus Notes, $9 million of operating expenses and $3 million of net realized and unrealized investment losses. BAM’s affairs are managed on a statutory accounting basis, and it does not report stand-alone GAAP financial results. BAM’s statutory net loss was $8 million in both the first quarter of 2015 and the first quarter of 2014.
The following table presents amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’s consolidated balance sheet as of March 31, 2015:

	As of March 31, 2015
Millions	HG Global	BAM	Eliminations	Total
Assets
Fixed maturity investments	$119.7	$309.4	$—	$429.1
Short-term investments	6.3	150.3	—	156.6
Total investments	126.0	459.7	—	585.7
Cash	.2	6.5	—	6.7
BAM Surplus Notes	503.0	—	(503.0)	—
Accrued interest receivable on BAM Surplus Notes	78.3	—	(78.3)	—
Other assets	6.2	16.5	(.5)	22.2
Total assets	$713.7	$482.7	$(581.8)	$614.6

Liabilities
BAM Surplus Notes(1)	$—	$503.0	$(503.0)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	78.3	(78.3)	—
Preferred dividends payable to White Mountains’s subsidiaries(3)	103.6	—	—	103.6
Preferred dividends payable to non-controlling interests	3.2	—	—	3.2
Other liabilities	28.7	28.4	(.5)	56.6
Total liabilities	135.5	609.7	(581.8)	163.4

Equity
White Mountains’s common shareholders’ equity	560.5	—	—	560.5
Non-controlling interests	17.7	(127.0)	—	(109.3)
Total equity	578.2	(127.0)	—	451.2
Total liabilities and equity	$713.7	$482.7	$(581.8)	$614.6

(1)	Under GAAP, the BAM Surplus Notes are classified as debt by the issuer. Under U.S. Statutory accounting, they are classified as Surplus.

(2)
Under GAAP, interest accrues daily on the BAM Surplus Notes. Under U.S. Statutory accounting, interest is not accrued on the BAM Surplus Notes until it has been approved for payment by insurance regulators.

(3)	Dividends on HG Global preferred shares payable to White Mountains's subsidiaries are eliminated in White Mountains's consolidated financial statements.

The following table presents the gross par value of policies priced and closed by BAM for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
Millions	2015	2014
Gross par value of primary market policies priced	$2,439.8	$1,335.2
Gross par value of secondary market policies priced	85.7	177.8
Total gross par value of market policies priced	2,525.5	1,513.0

Less: Gross par value of policies priced yet to close	(801.2)	(281.5)
Gross par value of policies closed that were previously priced	379.6	97.5
Total gross par value of market policies closed	$2,103.9	$1,329.0

The following table presents BAM’s total claims paying resources as of March 31, 2015 and December 31, 2014:

Millions	As of March 31, 2015	As of December 31, 2014
Policyholders’ surplus	$444.3	$448.7
Contingency reserve	6.2	4.7
Qualified statutory capital	450.5	453.4
Net unearned premiums	7.5	6.4
Present value of future installment premiums	1.4	1.4
Collateral trusts	122.6	120
Claims paying resources	$582.0	$581.2

Other Operations

A summary of White Mountains’s financial results from its Other Operations segment for the three months ended March 31, 2015 and 2014 follows:

	Three Months Ended
	March 31,
Millions	2015	2014
Earned insurance and reinsurance premiums	$2.0	$1.3
Net investment income	3.4	3.9
Net realized and unrealized investment gains	5.2	13.1
Other revenue—Tranzact	37.5	—
Other revenue—MediaAlpha	29.7	—
Other revenue	(1.0)	.7
Total revenues	76.8	19.0
Loss and loss adjustment expenses	2.0	1.1
Insurance and reinsurance acquisition expenses	1.1	.5
Other underwriting expenses	—	.1
General and administrative expenses	29.0	29.3
General and administrative expenses—Tranzact	34.2	—
General and administrative expenses—MediaAlpha	27.7	—
General and administrative expenses—intangible asset amortization	6.6	—
Interest expense	1.1	.3
Total expenses	101.7	31.3
Pre-tax loss	$(24.9)	$(12.3)

Other Operations Results—Three Months Ended March 31, 2015 versus Three Months Ended March 31, 2014
White Mountains’s Other Operations segment reported pre-tax loss of $25 million in the first quarter of 2015, compared to pre-tax loss of $12 million in the first quarter of 2014. White Mountains’s Other Operations segment reported net realized and unrealized investment gains of $5 million in the first quarter of 2015 compared to net realized and unrealized investment gains of $13 million in the first quarter of 2014. (See Summary of Investment Results below)
General and administrative expenses increased to $98 million in the first quarter of 2015 from $29 million in the first quarter of 2014, primarily due to expenses related to White Mountains’s newly acquired insurance service businesses, which are substantially offset in pre-tax income by other revenues. WM Life Re reported losses of $5 million in the first quarter of 2015 compared to $3 million of losses in the first quarter 2014. (See Note 9 — “Derivatives” for a summary of WM Life Re's results.)

PassportCard
On April 2, 2015, White Mountains closed on its 50/50 joint venture transaction with DavidShield for the development, marketing and distribution of PassportCard travel insurance, with each of White Mountains and DavidShield contributing $21 million of assets into the newly formed entity, PPCI Global Ltd.

OneTitle
On February 27, 2015, White Mountains agreed to fund up to $13 million in surplus notes to OneTitle National Guaranty Company, Inc. ("OneTitle") and will take a minority stake in the holding company. OneTitle is a licensed New York title insurance underwriter that works directly with attorneys, lenders, developers and homeowners. The transaction will close upon receipt of regulatory approval.

II. Summary of Investment Results

For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a better comparison to benchmark returns, while all dollar amounts are presented net of any management fees and trading expenses.  A summary of White Mountains’s consolidated pre-tax investment results for the three months ended March 31, 2015 and 2014 follows:

	Three Months Ended
Pre-tax investment results	March 31,
Millions	2015	2014
Net investment income	$23.3	$24.7
Net realized and unrealized investment gains (1)	103.4	63.8
Change in foreign currency translation losses on investments recognized through other comprehensive income (2)	(139.7)	(12.2)
Total GAAP pre-tax investment (losses) gains	$(13.0)	$76.3
(1) Includes foreign currency gains of $68.0 and $9.5.
(2) Excludes non-investment related foreign currency gains that are also recognized through other comprehensive income of $51.9 and $4.3.

Gross investment returns and benchmark returns

	Three Months Ended
	March 31,
	2015	2014
Fixed maturity investments	(0.3)%	0.8%
Short-term investments	(0.8)%	0.5%
Total fixed income investment returns:
In U.S. dollars	(0.4)%	0.8%
In local currencies	0.8%	0.8%
Barclays U.S. Intermediate Aggregate Index	1.3%	1.2%

Common equity securities	2.6%	2.4%
Convertible fixed maturity and preferred investments	(17.6)%	4.4%
Other long-term investments	(1.3)%	1.8%
Total common equity securities, convertible fixed maturity and preferred investments and other long-term investment returns:
In U.S. dollars	1.0%	2.4%
In local currencies	1.4%	2.4%
S&P 500 Index (total return)	1.0%	1.8%

Total consolidated portfolio returns
In U.S. dollars	(0.1)%	1.1%
In local currencies	0.9%	1.1%

Investment Returns—Three Months Ended March 31, 2015 versus Three Months Ended March 31, 2014
White Mountains’s GAAP pre-tax total return on invested assets was -0.1% for the first quarter of 2015, which included 1.0% of foreign currency losses. White Mountains’s GAAP pre-tax total return on invested assets was 1.1% for the first quarter of 2014. Currency translation did not meaningfully impact total investment returns in the first quarter of 2014.

Fixed income results
White Mountains maintains a high-quality, short-duration fixed income portfolio. As of March 31, 2015, the fixed income portfolio duration was approximately 2.1 years, including short-term investments, compared to 2.3 years as of March 31, 2014.
In U.S. dollars, the fixed income portfolio returned -0.4% for the first quarter of 2015. In local currencies, the fixed income portfolio returned 0.8% for the first quarter of 2015, lagging the longer duration Barclays U.S. Intermediate Aggregate Index of 1.3% as interest rates fell in the quarter. White Mountains’s fixed income portfolio returned 0.8% in both U.S.dollars and local currencies for the first quarter of 2014, lagging the Barclays U.S. Intermediate Aggregate Index of 1.2% as interest rates fell in the quarter.

Common equity securities, convertible fixed maturity and preferred investments and other long-term investments results
White Mountains maintains a value-oriented equity portfolio that consists of common equity securities, convertibles and other long-term investments, including hedge funds and private equity funds. White Mountains’s management believes that prudent levels of investments in common equity securities, convertibles and other long-term investments are likely to enhance long-term after-tax total returns. White Mountains’s portfolio of common equity securities, convertibles and other long-term investments represented approximately 17% and 18% of GAAP invested assets as of March 31, 2015 and December 31, 2014.
In U.S. dollars, the equity portfolio returned 1.0% for the first quarter of 2015. In local currencies, the equity portfolio returned 1.4% for the first quarter of 2015, outperforming the S&P 500 Index return of 1.0%. White Mountains’s equity portfolio returned 2.4% in both U.S. dollars and local currencies for the first quarter of 2014, outperforming the S&P 500 Index return of 1.8%.

White Mountains has established separate accounts with third party registered investment advisers to manage its publicly-traded common equity securities and convertibles. The largest of these separate account relationships are with Prospector Partners LLC ("Prospector"), Lateef Investment Management ("Lateef") and Silchester International Investors ("Silchester").
White Mountains’s equity investment style has generally been value-oriented with a significant portion of the assets managed by Prospector.  As of March 31, 2015, the Prospector separate account portfolios accounted for approximately 30% of White Mountains’s common equity securities, convertibles and other long-term investments.  The Prospector separate account portfolios returned 0.8% in local currencies and 1.0% in U.S dollars for the first quarter of 2015, roughly in line with the S&P 500 Index return of 1.0%.  In recent years, the Prospector separate account portfolios have lagged the S&P 500 Index return, however since inception in 2005 the Prospector separate account portfolios produced a 7.7% annualized return in U.S. dollars, roughly in line with the S&P 500 Index annualized return of 7.6%.  The investment management agreements with Prospector will terminate during 2015.  As such, White Mountains intends to liquidate the Prospector separate account portfolios, and redeem Prospector-managed hedge funds during 2015 and invest the majority of the proceeds in passive equity vehicles.  At this time, White Mountains continues to have publicly-traded common equity securities actively managed by Lateef and Silchester.
The Lateef separate account is a highly concentrated portfolio of high quality mid- and large-cap growth companies. Lateef is a growth at a reasonable price manager focused on investing in high return on invested capital businesses at reasonable valuations. Lateef uses a bottom up, fundamental research-driven investment process that is focused on absolute returns, low turnover and a long-term investment horizon. As a highly concentrated portfolio of 15 to 20 positions, relative performance to the S&P 500 Index return is often driven, positively or negatively, by individual positions, especially in the short-term. The Lateef separate account returned 3.8% in U.S. dollars and local currencies for the first quarter of 2015, outperforming the S&P 500 Index return of 1.0%. Lateef’s outperformance relative to the S&P 500 Index return in the quarter reflects positive contributions from merger and acquisition activity in the healthcare sector. The Lateef separate account returned 0.1% in U.S. dollars and local currencies for the first quarter of 2014, underperforming the S&P 500 Index return of 1.8%
White Mountains has an investment in the Calleva Trust, an open-ended unit trust established as an Undertaking for Collective Investment in Transferable Securities (“UCITS”) under the European Communities Regulations that is managed by Silchester. Silchester invests primarily in value-oriented non-U.S. equity securities. Silchester’s investment strategy focuses on companies with low market multiples of earnings, cash flow, asset value or dividends. In local currencies, the Silchester portfolio returned 10.8% for the first quarter of 2015, outperforming the MCSI EAFE Index return of 4.9%. In local currencies, the Silchester portfolio returned 1.9% for the first quarter of 2014, outperforming the MCSI EAFE Index return of 0.7%. In U.S. dollars, the Silchester portfolio returned 7.0% and 2.6% for the first quarter of 2015 and 2014, outperforming the S&P 500 Index returns of 1.0% and 1.8%, respectively.
As of December 31, 2014, White Mountains had investments in TaClaro Holdings B.V., which owns TaCerto.com (“TaCerto”), in the form of convertible preferred shares ($4.5 million), loans ($1.7 million) and common shares ($.3 million). During the first quarter of 2015, TaCerto initiated a wind-down of its business. As a result, White Mountains reduced the carrying value of these investments to $0. The impact of this write-off is reflected in White Mountains’s convertible fixed maturity and preferred investments and other long-term investments portfolios, which returned -17.6% and -1.3%, respectively in the first quarter of 2015.
White Mountains also maintains a portfolio of other long-term investments that consists primarily of hedge funds, private equity funds, surplus note investments, private equity securities and other investments in limited partnerships. Approximately 60% of these long-term investments as of March 31, 2015 are in private equity funds, with a general emphasis on narrow, sector-focused funds and hedge funds, with a general emphasis on long-short equity funds. White Mountains’s other long-term investments returned -1.3% for the first quarter of 2015, underperforming the HFRX Equal Weighted Strategies Index return of 1.9%. The portfolio’s underperformance relative to the index return in the quarter is attributable to the write-off of TaCerto and unfavorable results in the energy sector private equity funds. White Mountains’s long-term investments returned 1.8% for the first quarter of 2014, outperforming the HFRX Equal Weighted Strategies Index of 1.5% for the quarter.

Investment in Symetra Common Shares
During the first three months of 2015, White Mountains recorded $7 million in equity in earnings from its investment in Symetra's common shares. The table below illustrates (1) the per-Symetra common share value used in the calculation of White Mountains’s adjusted book value per share, (2) Symetra's quoted stock price and (3) Symetra's book value per common share excluding unrealized gains and losses from its fixed maturity portfolio:

	March 31,	December 31,
Value per Symetra Common Share	2015	2014
Value of the investment in Symetra’s common shares used in the calculation of White Mountains’s adjusted book value per share	$18.90	$18.65
Symetra’s quoted stock price	$23.46	$23.05
Symetra’s book value per common share excluding unrealized gains and losses from its fixed maturity portfolio	$20.65	$20.47

Foreign Currency Translation
White Mountains’s non-U.S. dollar-denominated assets and liabilities are valued using period-end exchange rates, and its non-U.S. dollar-denominated foreign revenues and expenses are valued using average exchange rates over the period.  Foreign currency exchange rate risk is the risk that White Mountains will incur losses on a U.S. dollar basis due to adverse changes in foreign currency exchange rates.  As of March 31, 2015, the following currencies represented the largest net foreign currency exposures as a percent of White Mountains’s common shareholders’ equity; the British pound sterling (4.7%), the Swedish krona (2.4%), the euro (1.3%) and the Canadian dollar (1.2%).  White Mountains remains focused on defensively positioning its non-U.S. dollar denominated net foreign currency exposures, most of which reside at Sirius International. White Mountains’s net foreign currency exposure decreased $122 million during the first quarter to $481 million at March 31, 2015 from $603 million at December 31, 2014. This was primarily driven by a $153 million reduction in net Swedish krona exposure offset by a $24 million increase in net British pound sterling exposure and a $5 million increase in net euro exposure. The bulk of the decrease in the net Swedish krona exposure is due to sales and maturities of Swedish krona denominated investments during the quarter.
The following table illustrates the pre-tax effect that a hypothetical 10% increase (i.e. U.S. dollar strengthening) or decrease (i.e. U.S. dollar weakening) in the rate of exchange from the British pound sterling, the Swedish krona, the euro and the Canadian dollar to the U.S. dollar would have on the carrying value of White Mountains’s net assets denominated in the respective currencies as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
Millions	10% increase	10% decrease	10% increase	10% decrease
British pound sterling to U.S. dollar	$(19.0)	$19.0	$(16.6)	$16.6
Swedish krona to U.S. dollar	(9.5)	9.5	(24.8)	24.8
Euro to U.S. dollar	(5.3)	5.3	(4.8)	4.8
Canadian dollar to U.S. dollar	(4.9)	4.9	(4.9)	4.9

Foreign Currency Swap
On April 28, 2015, White Mountains executed a swap of $100 million of the cash flows related to the $400 million SIG Senior Notes from U.S. dollars to Swedish krona ($50 million) and euro ($50 million) in an effort to further reduce overall net foreign currency exposure.

A summary of the impact of foreign currency translation on White Mountains’s consolidated financial results for the three months ended March 31, 2015 and 2014 follows:

	Three Months Ended
	March 31,
Millions	2015	2014
Net realized investment gains (losses) — foreign currency(1)	$26.9	$(3.6)
Net unrealized investment gains — foreign currency(1)	41.1	13.1
Net realized and unrealized investment gains — foreign currency(1)	68.0	9.5
Other revenue — foreign currency translation losses	(24.6)	(3.9)
Income tax expense	(1.5)	(.6)
Total foreign currency translation gains recognized through net income, after tax	41.9	5.0
Change in foreign currency translation on investments recognized through other comprehensive income, after tax	(139.7)	(12.2)
Change in foreign currency translation on non-investment net liabilities recognized through other comprehensive income, after tax	51.9	4.3
Total foreign currency translation losses recognized through other comprehensive income, after tax	(87.8)	(7.9)
Total foreign currency losses recognized through comprehensive income, after tax	$(45.9)	$(2.9)
(1) Component of net realized and unrealized investment gains (losses) on the income statement.

As of March 31, 2015, White Mountains’s investment portfolio included $0.8 billion in non-U.S. dollar-denominated investments, most of which are held at Sirius International and are denominated in British pounds sterling, Swedish kronor, or euros. The value of the investments in this portfolio is impacted by changes in the exchange rate between the U.S. dollar and the pound sterling, the U.S. dollar and the krona, and the U.S. dollar and the euro. During the first quarter of 2015, the U.S. dollar strengthened 5.3% against the pound sterling, 11.4% against the krona, and 13.1% against the euro. These currency movements resulted in approximately $72 million of pre-tax foreign currency investment losses for the first quarter of 2015, which are recorded as components of net realized and unrealized investment gains (recognized in pre-tax income) and change in foreign currency translation on investments (recognized in other comprehensive income).  During the first quarter of 2014, the U.S. dollar weakened 0.5% against the pound sterling, strengthened 0.8% against the krona, and strengthened 0.1% against the euro. These currency movements resulted in approximately $3 million of pre-tax foreign currency investment losses.
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
The amount of foreign currency translation on Sirius International’s U.S. dollar-denominated investments recognized as a decrease of other comprehensive income and an increase of net income was $61 million in the first quarter of 2015. The amount of foreign currency translation on Sirius International’s U.S. dollar-denominated investments recognized as a decrease of other comprehensive income and an increase of net income was $6 million in the first quarter of 2014.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash and Short-term Investments
Holding company level.  The primary sources of cash for the Company and certain of its intermediate holding companies are expected to be distributions and tax sharing payments received from its insurance, reinsurance and other operating subsidiaries, capital raising activities, net investment income, proceeds from sales and maturities of investments and, from time to time, proceeds from the sales of operating subsidiaries. The primary uses of cash are expected to be repurchases of the Company’s common shares, payments on and repurchases/retirements of its debt obligations, dividend payments to holders of the Company’s common shares, to non-controlling interest holders of OneBeacon Ltd.’s common shares and to holders of the SIG Preference Shares, purchases of investments, payments to tax authorities, contributions to operating subsidiaries, operating expenses and, from time to time, purchases of operating subsidiaries.
Operating subsidiary level.  The primary sources of cash for White Mountains’s insurance, reinsurance and other operating subsidiaries are expected to be premium and fee collections, net investment income, proceeds from sales and maturities of investments, contributions from holding companies, capital raising activities and, from time to time, proceeds from the sales of operating subsidiaries. The primary uses of cash are expected to be claim payments, policy acquisition costs, purchases of investments, payments on and repurchases/retirements of its debt obligations, distributions and tax sharing payments made to holding companies, distributions to non-controlling interest holders, operating expenses and, from time to time, purchases of operating subsidiaries.
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
Management believes that White Mountains’s cash balances, cash flows from operations, routine sales and maturities of investments and the liquidity provided by the WTM Bank Facility are adequate to meet expected cash requirements for the foreseeable future on both a holding company and insurance, reinsurance and other operating subsidiary level.

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

OneBeacon:
OneBeacon’s top-tier regulated U.S. insurance operating subsidiary, Atlantic Specialty Insurance Company (“ASIC”), has the ability to pay dividends to its immediate parent during any twelve-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based upon the formula above, ASIC currently has the ability to pay $45 million of dividends without prior approval of regulatory authorities. As of December 31, 2014, ASIC had $722 million of statutory surplus and $88 million of earned surplus. During the first quarter of 2015, ASIC did not pay any dividends to its immediate parent.
Split Rock has the ability to declare or pay dividends or make capital distributions during any 12-month period without the prior approval of Bermuda regulatory authorities on the condition that any such declaration or payment of dividends or capital distributions does not cause a breach of any of its regulatory solvency and liquidity requirements. During 2015, Split Rock has the ability to make capital distributions without the prior approval of regulatory authorities, subject to meeting all appropriate liquidity and solvency requirements, of $19 million, which is equal to 15% of its December 31, 2014 statutory capital (excluding earned surplus). During the first quarter of 2015, Split Rock did not pay any dividends to its immediate parent.
During the first quarter of 2015, OneBeacon’s unregulated insurance operating subsidiaries paid $5 million of dividends to their immediate parent. As of March 31, 2015, OneBeacon’s unregulated insurance operating subsidiaries had $52 million of net unrestricted cash, short-term investments, and fixed maturity investments and also had $101 million in par value of surplus notes, with a carrying value of $68 million, classified as other long-term investments.
During the first quarter of 2015, OneBeacon Ltd. paid a $20 million regular quarterly dividend to its common shareholders. White Mountains received $15 million of this dividend.
As of March 31, 2015, OneBeacon Ltd. and its intermediate holding companies had $87 million of net unrestricted cash, short-term investments and fixed maturity investments and $90 million of common equity securities, convertibles and other long-term investments outside of its regulated and unregulated insurance operating subsidiaries.

Sirius Group:
Sirius Bermuda Insurance Ltd. ("Sirius Bermuda"), a class 3A licensed Bermuda insurer which owns Sirius International, has the ability to declare or pay dividends or make capital distributions during any 12-month period without the prior approval of Bermuda regulatory authorities on the condition that any such declaration or payment of dividends or capital distributions does not cause a breach of any of its regulatory solvency and liquidity requirements. During 2015, Sirius Bermuda has the ability, subject to meeting all appropriate liquidity and solvency requirements, to make dividend or capital distributions without the prior approval of regulatory authorities, subject to meeting all appropriate liquidity and solvency requirements, of $350 million, which is equal to 15% of its December 31, 2014 statutory capital, excluding earned surplus. The amount of dividends available to be paid by Sirius Bermuda in any given year is also subject to cash flow and earnings generated by Sirius Bermuda's business, as well as to dividends received from its subsidiaries, including Sirius International.
Sirius International has the ability to pay dividends to Sirius Bermuda subject to the availability of unrestricted equity, calculated in accordance with the Swedish Act on Annual Accounts in Insurance Companies and the Swedish Supervisor Authorities (“Swedish FSA”). Unrestricted equity is calculated on a consolidated group account basis and on a parent account basis. Differences between the two include but are not limited to accounting for goodwill, subsidiaries (with parent accounts stated at original foreign exchange rates), taxes and pensions. Sirius International’s ability to pay dividends is limited to the “lower of” unrestricted equity as calculated within the group and parent accounts. As of December 31, 2014, Sirius International had $467 million (based on the December 31, 2014 SEK to USD exchange rate) of unrestricted equity on a parent account basis (the lower of the two) available to pay dividends in 2015. The amount of dividends available to be paid by Sirius International in any given year is also subject to cash flow and earnings generated by Sirius International’s business, as well as to dividends received from its subsidiaries, including Sirius America. Earnings generated by Sirius International’s business that are allocated to the Safety Reserve are not available to pay dividends (see “Safety Reserve” on the next page). During the first quarter of 2015, Sirius International did not pay any dividends to its immediate parent.

Subject to certain limitations under Swedish law, Sirius International is permitted to transfer certain portions of its pre-tax income to its Swedish parent companies to minimize taxes (referred to as a group contribution). On January 1, 2013, new tax legislation became effective in Sweden that limits the deductibility of interest paid on certain intra-group debt instruments. Uncertainty exists with respect to the interpretation of the legislation on existing intra-group debt instruments within the Sirius Group structure. During the first quarter of 2015, Sirius International did not transfer any of its 2014 pre-tax income to its Swedish parent companies.
Sirius America has the ability to pay dividends to Sirius International during any twelve-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based upon the formula above, Sirius America does not currently have the ability to pay dividends without prior approval of regulatory authorities.  As of December 31, 2014, Sirius America had $621 million of statutory surplus and $82 million of earned surplus.  During the first quarter of 2015, Sirius America did not pay any dividends to its immediate parent.
As of March 31, 2015, Sirius Group and its intermediate holding companies had $30 million of net unrestricted cash, short-term investments and fixed maturity investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries. During the first quarter of 2015, Sirius Group did not pay any dividends to its immediate parent.

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

Safety Reserve
Subject to certain limitations under Swedish law, Sirius International is permitted to transfer pre-tax income amounts into an untaxed reserve referred to as a safety reserve. At March 31, 2015, Sirius International's safety reserve amounted to SEK 10.4 billion, or $1.2 billion (based on the March 31, 2015 SEK to USD exchange rate). Under GAAP, an amount equal to the safety reserve, net of a related deferred tax liability established at the Swedish tax rate of 22.0%, is classified as shareholder’s equity. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain prescribed levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities apply no taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International’s safety reserve ($266 million at March 31, 2015) is included in solvency capital. Access to the safety reserve is restricted to coverage of insurance and reinsurance losses. Access for any other purpose requires the approval of Swedish regulatory authorities. Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the $1.2 billion balance of the safety reserve, without any provision for deferred taxes, in Sirius International’s regulatory capital when assessing Sirius International’s financial strength.

HG Global/BAM:
At March 31, 2015, HG Global had $613 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. HG Global did not declare or pay any preferred dividends in the first quarter of 2015. As of March 31, 2015, HG Global has accrued $107 million of dividends payable to holders of its preferred shares, $104 million of which is payable to White Mountains and eliminated in consolidation.
HG Re is a Special Purpose Insurer subject to regulation and supervision by the BMA, but does not require regulatory approval to pay dividends. However, HG Re’s dividend capacity is limited by amounts held in the collateral trusts pursuant to the first loss reinsurance treaty (“FLRT”) with BAM. As of December 31, 2014, HG Re had statutory capital of $445 million, of which $44 million primarily relates to accrued interest on the BAM Surplus Notes held by HG Re, and $403 million was held as collateral in the Supplemental Trust pursuant to the FLRT with BAM.
Effective January 1, 2014, HG Global and BAM agreed to change the interest rate on the BAM surplus notes for the five years ending December 31, 2018 from a fixed rate of 8% to a variable rate equal to the one-year U.S. treasury rate plus 300 basis points, set annually, which is 3.15% for 2015. Prior to the end of 2018, BAM has the option to extend the variable rate period for an additional three years.  At the end of the variable rate period, the interest rate will be fixed at the higher of the then current variable rate or 8%.  BAM is required to seek regulatory approval to pay interest and principal on its surplus notes only when adequate capital resources have accumulated beyond BAM’s initial capitalization and a level that continues to support its outstanding obligations, business plan and ratings.

Other Operations:
During the first quarter of 2015, WM Advisors did not pay any dividends to its immediate parent. At March 31, 2015, WM Advisors had $12 million of net unrestricted cash, short-term investments and fixed maturity investments.
During the first quarter of 2015, White Mountains paid a $6 million common share dividend. At March 31, 2015, the Company and its intermediate holding companies had $247 million of net unrestricted cash, short-term investments and fixed maturity investments, $173 million of common equity securities and $114 million of other long-term investments included in its Other Operations segment.

WM Life Re Keep-Well Agreement
Sirius Group initially fronted the reinsurance contracts covering guaranteed living and death benefits of Japanese variable annuity contracts for, and was 100% reinsured by, WM Life Re. In October 2013, White Mountains and Tokio Marine completed a novation whereby Sirius Group’s obligations on the reinsurance contracts were transferred to WM Life Re. As a result, Sirius Group no longer has any obligation or liability relating to these agreements. In connection with this novation agreement, White Mountains and Life Re Bermuda entered into a keep-well agreement, which obligates White Mountains to make capital contributions to Life Re Bermuda in the event that Life Re Bermuda’s shareholder’s equity falls below $75 million, provided however that in no event shall the amount of all capital contributions made by White Mountains under this agreement exceed $127 million. During the first quarter of 2015, White Mountains contributed $8 million to Life Re Bermuda. At March 31, 2015, Life Re Bermuda had $79 million of shareholder’s equity and White Mountains’s maximum capital commitment under the keep-well agreement was $111 million. WM Life Re is in runoff and all of its contracts will mature by June 30, 2016.

The summary balance sheet below presents Life Re Bermuda’s net assets at March 31, 2015 reported to Tokio Marine as required under the terms of the novation agreement:

March 31,
Millions	2015
Cash and short-term investments	$53.4
Direct obligations of the government of Japan	4.5
Reinsurance premium receivable	1.0
Settlements due from brokers and dealers	—
Derivative instruments	47.0
Total assets	105.9

Variable annuity liabilities	(1.2)
Counterparty collateral held	7.4
Intercompany line of credit outstanding	20.1
Accounts payable and accrued expenses	.4
Total liabilities	26.7
Total shareholder’s equity	$79.2

 Insurance Float

Insurance float is an important aspect of White Mountains’s insurance operations. Insurance float represents funds that an insurance or reinsurance company holds for a limited time. In an insurance or reinsurance operation, float arises because premiums are collected before losses are paid. This interval can extend over many years. During that time, the insurer or reinsurer invests the funds. When the premiums that an insurer or reinsurer collects do not cover the losses and expenses it eventually must pay, the result is an underwriting loss, which can be considered as the cost of insurance float.  One manner in which White Mountains calculates its insurance float is by taking its insurance liabilities and subtracting its insurance assets. Prior to December 31, 2014, White Mountains had calculated its insurance float by taking its net investment assets and subtracting its total adjusted capital. With the acquisitions of Tranzact, MediaAlpha and Wobi in 2014, the previous presentation had become less meaningful. The current presentation simplifies the insurance float calculation by including only insurance assets and liabilities, which is also more consistent with traditional insurance float presentations. Although insurance float can be calculated using numbers determined under GAAP, insurance float is not a GAAP concept and, therefore, there is no comparable GAAP measure.
Insurance float can increase in a number of ways, including through acquisitions of insurance and reinsurance operations, organic growth in existing insurance and reinsurance operations and recognition of losses that do not immediately cause a corresponding reduction in investment assets.  Conversely, insurance float can decrease in a number of other ways, including sales of insurance and reinsurance operations, shrinking or runoff of existing insurance and reinsurance operations, the acquisition of operations that do not have substantial investment assets (e.g., an agency) and the recognition of gains that do not cause a corresponding increase in investment assets.  It is White Mountains’s intention to generate low-cost float over time through a combination of acquisitions and organic growth in its existing insurance and reinsurance operations. However, White Mountains seeks to increase overall profitability sometimes by reducing insurance float, such as in the Runoff Transaction.

Certain operational leverage metrics can be measured with ratios that are calculated using insurance float.  There are many activities that do not change the amount of insurance float at an insurance or reinsurance company but can have a significant impact on the company’s operational leverage metrics.  For example, investment gains and losses, foreign currency gains and losses, debt issuances and repurchases/retirements, common and preferred share issuances and repurchases and dividends paid to shareholders are all activities that do not change insurance float but that can meaningfully impact operational leverage metrics that are calculated using insurance float.
The following table illustrates White Mountains’s consolidated insurance float position as of March 31, 2015 and December 31, 2014:

($ in millions)	March 31, 2015	December 31, 2014
Loss and LAE reserves	$3,035.0	$3,159.8
Unearned insurance and reinsurance premiums	1,102.5	955.3
Ceded reinsurance payable	151.8	105.7
Funds held under insurance and reinsurance contracts	143.3	138.9
Deferred tax on safety reserve (1)	265.5	295.7
Insurance liabilities	4,698.1	4,655.4

Cash in regulated insurance and reinsurance subsidiaries	$156.2	$120.0
Reinsurance recoverable on paid and unpaid losses	466.7	507.5
Insurance and reinsurance premiums receivable	706.9	547.7
Funds held by ceding entities	99.6	129.0
Deferred acquisition costs	192.0	177.1
Ceded unearned insurance and reinsurance premiums	145.1	94.0
Insurance assets	1,766.5	1,575.3

Insurance float	$2,931.6	$3,080.1
Insurance float as a multiple of total adjusted capital	0.6x	0.6x
Insurance float as a multiple of White Mountains’s common shareholders’ equity	0.8x	0.8x
(1) While classified as a liability for GAAP purposes, as a result of the indefinite deferral of these taxes, Swedish regulatory authorities apply no taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International’s safety reserve is included in solvency capital (see “Safety Reserve” on page 59).

During the first three months of 2015, insurance float decreased by $149 million, primarily due to reduced loss and LAE reserve balances resulting from payments on prior losses exceeding the growth in loss reserves from new business at both OneBeacon and Sirius Group.

Financing

The following table summarizes White Mountains’s capital structure as of March 31, 2015 and December 31, 2014:

($ in millions)	March 31, 2015	December 31, 2014
2012 OBH Senior Notes, carrying value	$274.7	$274.7
SIG Senior Notes, carrying value	399.7	399.7
WTM Bank Facility	—	—
Tranzact Bank Facility, carrying value	70.6	67.4
Other debt	4.8	4.8
Total debt	749.8	746.6
Non-controlling interest—OneBeacon Ltd.	258.8	258.4
Non-controlling interest—SIG Preference Shares	250.0	250.0
Non-controlling interests—other, excluding mutuals and reciprocals	160.2	168.6
Total White Mountains’s common shareholders’ equity	4,011.3	3,995.7
Total capital (1)	5,430.1	5,419.3
Equity in net unrealized gains from Symetra’s fixed maturity portfolio, net of applicable taxes	(63.8)	(34.9)
Total adjusted capital	$5,366.3	$5,384.4

Total debt to total adjusted capital	14%	14%
Total debt and SIG Preference Shares to total adjusted capital	19%	19%
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
White Mountains has an unsecured revolving credit facility with a syndicate of lenders administered by Wells Fargo Bank, N.A., which has a total commitment of $425 million and a maturity date of August 14, 2018 (the “WTM Bank Facility”). As of March 31, 2015, the WTM Bank Facility was undrawn.
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
Tranzact has a secured credit facility with a syndicate of lenders administered by The PrivateBank and Trust Company (the “Tranzact Bank Facility”). The Tranzact Bank Facility consists of a $70 million term loan facility, which had an outstanding balance of $67 million as of March 31, 2015, and a revolving credit facility for an additional $4.5 million, which was fully drawn as of March 31, 2015. During the first quarter of 2015, Tranzact repaid $1 million under the term loan portion and borrowed $4.5 million under the revolving portion of the Tranzact Bank Facility. The Tranzact Bank Facility is secured by intellectual property and the common stock of Tranzact and its subsidiaries and contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings, including a minimum fixed charge coverage ratio and a maximum leverage ratio.  The Tranzact Bank Facility carries a variable interest rate, based on the U.S. dollar LIBOR rate. Tranzact has entered into an interest rate swap agreement to effectively fix the rate it pays on the $70 million term loan portion of the facility (see Note 9 — Derivatives for details).
In November 2012, OBH issued $275 million face value of senior unsecured debt through a public offering, at an issue price of 99.9% (the “OBH Senior Notes”). The net proceeds from the issuance of the OBH Senior Notes were used to repurchase OBH’s previously issued Senior Notes. The OBH Senior Notes, which are fully and unconditionally guaranteed as to the payment of principal and interest by OneBeacon Ltd., bear an annual interest rate of 4.60%, payable semi-annually in arrears on May 9 and November 9, until maturity on November 9, 2022.
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

Covenant Compliance
At March 31, 2015, White Mountains was in compliance with all of the covenants under the WTM Bank Facility, the OBH Senior Notes, the SIG Senior Notes, the Tranzact Bank Facility, the Nordea facility and the Lloyd’s Bank Facility, and expects to remain in compliance with these covenants for the foreseeable future.

Share Repurchases

During the past several years, White Mountains’s board of directors has authorized the Company to repurchase its common shares, from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. As of March 31, 2015, White Mountains may repurchase an additional 331,374 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its board of directors.
During the three months ended March 31, 2015, the Company repurchased 17,520 common shares for $11 million at an average share price of $632, which represented 95% of White Mountains’s adjusted book value per share of $664 at March 31, 2015. These repurchases were comprised of 6,718 common shares repurchased under the board authorization for $4 million at an average share price of $628 and 10,802 common shares repurchased pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not reduce the board authorizations referred to above.
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

Cash Flows

Detailed information concerning White Mountains’s cash flows during the three months ended March 31, 2015 and 2014 follows:

Cash flows from operations for the three months ended March 31, 2015
Net cash flows used by continuing operations was $66 million and in the first three months of 2015.
During the first quarter of 2015, White Mountains made long-term incentive payments totaling $57 million.
During the first quarter of 2015, Sirius Group paid $13 million of interest on the SIG Senior Notes.
White Mountains does not believe that these trends will have a meaningful impact on its future liquidity or its ability to meet its future cash requirements.

Cash flows from investing and financing activities for the three months ended March 31, 2015
Financing and Other Capital Activities
During the first quarter of 2015, the Company declared and paid a $6 million cash dividend to its common shareholders.
During the first quarter of 2015, the Company repurchased and retired 17,520 of its common shares for $11 million, which included 10,802 common shares repurchased under employee benefit plans.
During the first quarter of 2015, OneBeacon Ltd. declared and paid $20 million of cash dividends to its common shareholders. White Mountains received a total of $15 million of these dividends.
During the first quarter of 2015, White Mountains contributed $8 million to WM Life Re.
During the first quarter of 2015, Tranzact repaid a total of $1 million under the term loan portion and borrowed $5 million under the revolving portion of the Tranzact Bank Facility.

Acquisitions and Dispositions
On February 23, 2015, Wobi acquired 56.2% of the outstanding share capital of Cashboard for NIS 9.5 million (approximately $2.4 million based upon the foreign exchange spot rate at the date of acquisition).

Cash flows from operations for the three months ended March 31, 2014
Net cash flows used by continuing operations was $33 million in the first three months of 2014.
During the first quarter of 2014, White Mountains made long-term incentive payments totaling $53 million.
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

Acquisitions and Dispositions
During the first quarter of 2014, White Mountains Solutions completed the sale of the Citation shell and received $13 million as consideration.
On March 14, 2014, White Mountains acquired 60% of the outstanding Class A common units of MediaAlpha for an initial purchase price of $28 million.
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

Invested Assets
White Mountains’s invested assets that are measured at fair value include fixed maturity securities, common and preferred equity securities, convertible fixed maturity and preferred investments and interests in hedge funds and private equity funds.
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
As of March 31, 2015, approximately 92% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturity securities, primarily investments in U.S. Treasuries, common equity securities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturity securities including corporate debt, state and other governmental debt, convertible fixed maturity securities and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include White Mountains’s investments in hedge funds and private equity funds, as well as investments in certain debt securities, including asset-backed securities, where quoted market prices are unavailable. White Mountains determines when transfers between levels have occurred as of the beginning of the period. White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value. The outside pricing services used by White Mountains have indicated that if no observable inputs are available for a security, they will not provide a price.

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

Variable Annuity Reinsurance Liabilities
White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. White Mountains carries the benefit guarantees at fair value. The fair value of the guarantees is estimated using actuarial and capital market assumptions related to the projected discounted cash flows over the term of the reinsurance agreement. The valuation uses assumptions about surrenders rates, market volatilities and other factors, and includes a risk margin which represents the additional compensation a market participant would require to assume the risks related to the business. The selection of surrender rates, market volatility assumptions, risk margins and other factors require the use of significant management judgment. Assumptions regarding future policyholder behavior, including surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimate. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value of the liabilities associated with these guarantees that could materially affect results of operations. All of White Mountains’s variable annuity reinsurance liabilities $(1) million were classified as Level 3 measurements at March 31, 2015.
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
At the account value levels as of March 31, 2015, the average assumed surrender rate was approximately 40% per annum. The potential change in the fair value of the liability due to a change in current surrender assumptions is as follows:

	Change in fair value of liability
Millions	March 31, 2015	December 31, 2014
Decrease 100% (to zero surrenders)	$(0.4)	$(0.2)
Increase 100%	$0.2	$(0.1)

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
Total capital at White Mountains is comprised of White Mountains’s common shareholders’ equity, debt and non-controlling interest in OneBeacon Ltd., HG Global and the SIG Preference Shares. Total adjusted capital excludes the equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes from total capital. The reconciliation of total capital to total adjusted capital is included on page 63.

CRITICAL ACCOUNTING ESTIMATES

Refer to the Company’s 2014 Annual Report on Form 10-K for a complete discussion regarding White Mountains’s critical accounting estimates.

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

These statements are based on certain assumptions and analyses made by White Mountains in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform with its expectations and predictions is subject to a number of risks and uncertainties that could cause actual results to differ materially from expectations, including:

•	the risks associated with Item 1A of White Mountains’s 2014 Annual Report on Form 10-K;

•	claims arising from catastrophic events, such as hurricanes, earthquakes, floods, fires, terrorist attacks or severe winter weather;

•	the continued availability of capital and financing;

•	general economic, market or business conditions;

•	business opportunities (or lack thereof) that may be presented to it and pursued;

•	competitive forces, including the conduct of other property and casualty insurers and reinsurers;

•	changes in domestic or foreign laws or regulations, or their interpretation, applicable to White Mountains, its competitors or its customers;

•	an economic downturn or other economic conditions adversely affecting its financial position;

•	recorded loss reserves subsequently proving to have been inadequate;

•	actions taken by ratings agencies from time to time, such as financial strength or credit ratings downgrades or placing ratings on negative watch; and

•	other factors, most of which are beyond White Mountains’s control.

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

Refer to White Mountains’s 2014 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”.  As of March 31, 2015, there were no material changes in the market risks as described in White Mountains’s most recent Annual Report.

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
There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2015.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

Refer to White Mountains’s 2014 Annual Report on Form 10-K and in particular Item 3. - “Legal Proceedings”.  As of March 31, 2015, there were no material changes in the legal proceedings as described in White Mountains’s most recent Annual Report.

Item 1A.	Risk Factors.

There have been no material changes to any of the risk factors previously disclosed the Registrant’s 2014 Annual Report on Form 10-K.

Item 2.	Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
January 1-January 31, 2015	15,798	$628.94	5,846	332,246
February 1-February 28, 2015	1,722	$655.63	872	331,374
March 1-March 31, 2015	—	$—	—	331,374
Total	17,520	$631.56	6,718	331,374
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
The following financial information from White Mountains’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL: (i) Consolidated Balance Sheets, March 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations and Comprehensive Income, Three Months Ended March 31, 2015 and 2014; (iii) Consolidated Statements of Changes in Equity, Three Months Ended March 31, 2015 and 2014; (iv) Consolidated Statements of Cash Flows, Three Months Ended March 31, 2015 and 2014; and (v) Notes to Consolidated Financial Statements. *

*	Included herein
**	Not included as an exhibit as the information is contained elsewhere within this report. See Note 11 of the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date:	May 4, 2015	By: /s/ J. Brian Palmer
J. Brian Palmer
Managing Director and Chief Accounting Officer