Form 10-Q
period 2015-06-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2015-08-03
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2015

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

As of August 3, 2015, 5,960,542 common shares with a par value of $1.00 per share were outstanding (which includes 71,874 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Part I.FINANCIAL INFORMATION.

Item 1.	Financial Statements
WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

(Millions, except share amounts)	June 30, 2015	December 31, 2014
Assets	Unaudited
Fixed maturity investments, at fair value	$4,874.5	$4,784.3
Short-term investments, at amortized cost (which approximates fair value)	840.5	871.7
Common equity securities, at fair value	713.8	801.6
Convertible fixed maturity and preferred investments, at fair value	4.5	20.5
Other long-term investments	390.1	407.0
Total investments	6,823.4	6,885.1
Cash (restricted: $20.9 and $23.7)	354.2	373.2
Reinsurance recoverable on unpaid losses	427.5	483.9
Reinsurance recoverable on paid losses	31.7	23.6
Insurance and reinsurance premiums receivable	711.9	547.7
Funds held by ceding entities	137.4	129.0
Investments in unconsolidated affiliates	397.2	414.4
Deferred acquisition costs	198.1	177.1
Deferred tax asset	440.2	456.1
Ceded unearned insurance and reinsurance premiums	172.4	94.0
Accrued investment income	33.7	34.5
Accounts receivable on unsettled investment sales	23.3	56.5
Goodwill and intangible assets	355.6	366.4
Other assets	322.7	356.1
Assets held for sale	—	58.1
Total assets	$10,429.3	$10,455.7
Liabilities
Loss and loss adjustment expense reserves	$3,031.8	$3,159.8
Unearned insurance and reinsurance premiums	1,110.8	955.3
Debt	748.5	746.6
Deferred tax liability	264.8	282.8
Accrued incentive compensation	124.9	184.6
Ceded reinsurance payable	189.6	105.7
Funds held under insurance and reinsurance contracts	145.4	138.9
Accounts payable on unsettled investment purchases	57.7	2.6
Other liabilities	297.3	341.0
Total liabilities	5,970.8	5,917.3
Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share - authorized 50,000,000 shares;
issued and outstanding 5,960,542 and 5,986,214 shares	6.0	6.0
Paid-in surplus	1,025.2	1,028.7
Retained earnings	3,069.2	3,010.5
Accumulated other comprehensive income (loss), after tax:
Equity in net unrealized gains from investment in Symetra common shares	2.0	34.9
Net unrealized foreign currency translation losses	(123.7)	(79.8)
Pension liability and other	(4.1)	(4.6)
Total White Mountains’s common shareholders’ equity	3,974.6	3,995.7
Non-controlling interests
Non-controlling interest - OneBeacon Ltd.	255.0	258.4
Non-controlling interest - SIG Preference Shares	250.0	250.0
Non-controlling interest - mutuals and reciprocals	(146.2)	(134.3)
Non-controlling interest - other	125.1	168.6
Total non-controlling interests	483.9	542.7
Total equity	4,458.5	4,538.4
Total liabilities and equity	$10,429.3	$10,455.7
 See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except per share amounts)	2015	2014	2015	2014
Revenues:
Earned insurance and reinsurance premiums	$537.3	$503.4	$1,031.6	$997.0
Net investment income	23.8	29.6	47.1	54.3
Net realized and unrealized investment (losses) gains	(61.1)	113.9	42.3	177.7
Other revenue	87.5	6.4	123.3	3.0
Total revenues	587.5	653.3	1,244.3	1,232.0
Expenses:
Loss and loss adjustment expenses	288.3	282.7	553.7	512.0
Insurance and reinsurance acquisition expenses	105.3	98.9	200.9	194.0
Other underwriting expenses	80.7	81.9	162.2	163.3
General and administrative expenses	108.1	70.3	224.5	120.6
Interest expense	10.9	10.0	22.0	20.1
Total expenses	593.3	543.8	1,163.3	1,010.0

Pre-tax income from continuing operations	(5.8)	109.5	81.0	222.0

Income tax benefit (expense)	2.7	(24.5)	(22.3)	(55.4)

Net income from continuing operations	(3.1)	85.0	58.7	166.6

(Loss) gain from sale of discontinued operations, net of tax	(.1)	2.7	7.9	2.7

Net loss from discontinued operations, net of tax	(.2)	(.1)	(.3)	(.6)

Income before equity in earnings of unconsolidated affiliates	(3.4)	87.6	66.3	168.7

Equity in earnings of unconsolidated affiliates, net of tax	6.8	12.5	14.1	26.3

Net income	3.4	100.1	80.4	195.0
Net loss (income) attributable to non-controlling interests	.9	(4.6)	8.2	(4.0)

Net income attributable to White Mountains’s common shareholders	4.3	95.5	88.6	191.0

Other comprehensive (loss) income, net of tax:
Change in equity in net unrealized (losses) gains from investments in Symetra common shares, net of tax	(61.8)	32.9	(32.9)	69.4
Change in foreign currency translation, pension liability and other	44.2	(27.9)	(43.4)	(35.7)

Comprehensive income	(13.3)	100.5	12.3	224.7
Comprehensive income attributable to non-controlling interests	—	—	—	—
Comprehensive income attributable to White Mountains’s common shareholders	$(13.3)	$100.5	$12.3	$224.7

Income per share attributable to White Mountains’s common shareholders
Basic income per share
Continuing operations	.76	$15.08	$13.53	$30.61
Discontinued operations	(.04)	.43	1.27	.34
Total consolidated operations	$.72	$15.51	$14.80	$30.95

Diluted income per share
Continuing operations	$.76	$15.08	$13.53	$30.61
Discontinued operations	(.04)	.43	1.27	.34
Total consolidated operations	$.72	$15.51	$14.80	$30.95

Dividends declared per White Mountains’s common share	$1.00	$1.00	$1.00	$1.00
 See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited

	White Mountains’s Common Shareholders’ Equity
(Millions)	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2015	$1,034.7	$3,010.5	$(49.5)	$3,995.7	$542.7	$4,538.4

Net income (loss)	—	88.6	—	88.6	(8.2)	80.4
Net change in unrealized gains from investments in unconsolidated affiliates	—	—	(32.9)	(32.9)	—	(32.9)
Net change in foreign currency translation	—	—	(43.8)	(43.8)	(.1)	(43.9)
Net change in pension liability and other accumulated comprehensive items	—	—	.4	.4	.1	.5
Total comprehensive income (loss)	—	88.6	(76.3)	12.3	(8.2)	4.1
Dividends declared on common shares	—	(6.0)	—	(6.0)	—	(6.0)
Dividends to non-controlling interests	—	—	—	—	(21.9)	(21.9)
Repurchases and retirements of common shares	(8.8)	(23.9)	—	(32.7)	—	(32.7)
Issuances of common shares	.9	—	—	.9	—	.9
Redemption of Prospector Offshore Fund	—	—	—	—	(31.5)	(31.5)
Acquisition from non-controlling interests	(2.2)	—	—	(2.2)	(2.7)	(4.9)
Net contributions from non-controlling interests	—	—	—	—	5.8	5.8
Amortization of restricted share awards	6.6	—	—	6.6	(.3)	6.3
Balance at June 30, 2015	$1,031.2	$3,069.2	$(125.8)	$3,974.6	$483.9	$4,458.5

	White Mountains’s Common Shareholders’ Equity
(Millions)	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2014	$1,051.1	$2,801.8	$52.1	$3,905.0	$491.8	$4,396.8

Net income (loss)	—	191.0	—	191.0	4.0	195.0
Net change in unrealized gains from investments in unconsolidated affiliates	—	—	69.4	69.4	—	69.4
Net change in foreign currency translation	—	—	(35.9)	(35.9)	—	(35.9)
Net change in pension liability and other accumulated comprehensive items	—	—	.2	.2	—	.2
Total comprehensive income (loss)	—	191.0	33.7	224.7	4.0	228.7
Dividends declared on common shares	—	(6.2)	—	(6.2)	—	(6.2)
Dividends to non-controlling interests	—	—	—	—	(19.9)	(19.9)
Repurchases and retirements of common shares	(8.8)	(21.5)	—	(30.3)	—	(30.3)
Issuances of common shares	2.9	—	—	2.9	—	2.9
Net contributions from non-controlling interests	—	—	—	—	26.6	26.6
Amortization of restricted share awards	8.7	—	—	8.7	.4	9.1
Balance at June 30, 2014	$1,053.9	$2,965.1	$85.8	$4,104.8	$502.9	$4,607.7
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended
	June 30,
(Millions)	2015	2014
Cash flows from operations:
Net income	$80.4	$195.0
Charges (credits) to reconcile net income to net cash used for operations:
Net realized and unrealized investment gains	(42.3)	(177.7)
Deferred income tax expense	1.8	22.6
Net income from discontinued operations	(7.6)	(2.1)
Gain on sale of subsidiary - Hamer and Citation	(16.1)	(.7)
Amortization and depreciation	45.0	32.5
Undistributed equity in earnings from unconsolidated affiliates, net of tax	(14.1)	(26.3)
Other operating items:
Net change in loss and loss adjustment expense reserves	(79.7)	(39.7)
Net change in reinsurance recoverable on paid and unpaid losses	36.0	2.2
Net change in unearned insurance and reinsurance premiums	170.4	191.0
Net change in variable annuity benefit guarantee liabilities	1.1	(21.0)
Net change in variable annuity benefit guarantee derivative instruments	20.6	(5.6)
Net change in deferred acquisition costs	(23.6)	(16.5)
Net change in funds held by ceding entities	(13.1)	17.3
Net change in ceded unearned premiums	(82.6)	(49.6)
Net change in funds held under reinsurance treaties	9.8	(3.2)
Net change in insurance and reinsurance premiums receivable	(177.8)	(195.6)
Net change in ceded reinsurance payable	91.9	80.0
Net change in restricted cash	2.8	28.3
Net change in other assets and liabilities, net	(45.9)	(42.6)
Net cash used for operations - continuing operations	(43.0)	(11.7)
Net cash provided from (used for) operations - discontinued operations	7.3	(30.7)
Net cash used for operations	(35.7)	(42.4)
Cash flows from investing activities:
Net change in short-term investments	(17.1)	50.3
Sales of fixed maturity and convertible fixed maturity investments	2,076.2	2,340.9
Maturities, calls and paydowns of fixed maturity and convertible fixed maturity investments	256.1	277.6
Sales of common equity securities	576.6	127.6
Distributions and redemptions of other long-term investments	56.1	26.9
Sales of consolidated and unconsolidated affiliates, net of cash sold	24.0	12.8
Funding from (of) operational cash flows for discontinued operations	7.3	(30.7)
Purchases of other long-term investments	(33.3)	(17.7)
Purchases of common equity securities	(541.2)	(124.0)
Purchases of fixed maturity and convertible fixed maturity investments	(2,469.7)	(2,531.6)
Purchases of consolidated and unconsolidated affiliates, net of cash acquired	(2.4)	(32.2)
Net change in unsettled investment purchases and sales	88.4	(57.8)
Net dispositions (acquisitions) of property and equipment	52.0	(3.9)
Net cash provided from investing activities - continuing operations	73.0	38.2
Net cash (used for) provided from investing activities - discontinued operations	(7.3)	30.7
Net cash provided from investing activities	65.7	68.9
Cash flows from financing activities:
Draw down of debt and revolving line of credit	19.5	—
Repayment of debt and revolving line of credit	(17.6)	(.2)
Payments on capital lease obligation	(2.8)	(2.6)
Cash dividends paid to the Company’s common shareholders	(6.0)	(6.2)
Cash dividends paid to OneBeacon Ltd.’s non-controlling common shareholders	(9.9)	(9.9)
Cash dividends paid on SIG Preference Shares	(9.4)	(9.4)
Common shares repurchased	(17.1)	(25.7)
OneBeacon Ltd. common shares repurchased and retired	(1.6)	—
Capital contributions from non-controlling interest of consolidated LPs	—	2.5
Distribution to non-controlling interest shareholders	(1.0)	—
Redemptions paid to non-controlling interest of consolidated LPs	—	(4.9)
Collateral provided by interest rate cap counterparties	(.6)	(4.5)
Acquisition of additional shares from non-controlling interest	(9.1)	—
Capital contributions from BAM members	11.5	7.7
Net cash used for financing activities - continuing operations	(44.1)	(53.2)
Net cash (used for) provided from financing activities - discontinued operations	—	—
Net cash used for financing activities	(44.1)	(53.2)
Effect of exchange rate changes on cash	(2.1)	3.2
Net change in cash during the period	(16.2)	(23.5)
Cash balances at beginning of period (excludes restricted cash balances of $23.7 and $56.1)	349.5	326.7
Cash balances at end of period (excludes restricted cash balances of $20.9 and $27.8)	$333.3	$303.2
Supplemental cash flows information:
Interest paid	$(21.8)	$(19.1)
Net income tax (payment to) refund from national governments	$(17.1)	$1.6
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
The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of property and casualty insurance companies (collectively, “OneBeacon”). OneBeacon is a specialty property and casualty insurance writer that offers a wide range of insurance products in the United States through independent agencies, regional and national brokers, wholesalers and managing general agencies. During the third quarter of 2013, OneBeacon formed Split Rock Insurance, Ltd. (“Split Rock”), a Bermuda-based reinsurance company. As of June 30, 2015 and December 31, 2014, White Mountains owned 75.3% of OneBeacon Ltd.’s outstanding common shares for both periods.
In December 2014, OneBeacon completed the sale of its runoff business (the “Runoff Transaction”). Accordingly, OneBeacon’s runoff business is presented as discontinued operations. (See Note 17 - “Discontinued Operations”). In the second quarter of 2015, OneBeacon completed the sale of its building in Canton, MA for $58.0 million. The building was presented as held for sale at December 31, 2014.
The Sirius Group segment consists of Sirius International Insurance Group, Ltd., an exempted Bermuda limited liability company, and its subsidiaries (collectively, “Sirius Group”). Sirius Group provides insurance and reinsurance products for property, accident and health, aviation and space, trade credit, marine, agriculture and certain other exposures on a worldwide basis through its primary subsidiaries, Sirius International Insurance Corporation (“Sirius International”), Sirius America Insurance Company (“Sirius America”) and Lloyds Syndicate 1945 (“Syndicate 1945”). Sirius Group also specializes in the acquisition and management of runoff insurance and reinsurance companies both in the United States and internationally through its White Mountains Solutions division (“WM Solutions”). On July 27, 2015, White Mountains announced it signed a definitive agreement to sell Sirius Group to CM International Holding PTE Ltd., the Singapore-based investment arm of China Minsheng Investment Corp., Ltd. (“CMI”). The purchase price will be paid in cash in an amount equal to 127.3% of Sirius’s closing date tangible common shareholder’s equity plus $10.0 million. Based on Sirius's tangible common shareholder's equity at December 31, 2014, the purchase price would be $2.2 billion. (See Note 19 - “Subsequent Events”).
The HG Global/BAM segment consists of HG Global Ltd. (“HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”). BAM is a municipal bond insurer domiciled in New York that was established in 2012 to provide insurance on bonds issued to support essential U.S. public purposes such as schools, utilities, core governmental functions and existing transportation facilities. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of surplus notes issued by BAM (the “BAM Surplus Notes”). HG Global, through its wholly-owned subsidiary, HG Re Ltd. (“HG Re”), also provides 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. As of both June 30, 2015 and December 31, 2014, White Mountains owned 96.9% of HG Global's preferred equity and 88.4% of its common equity. White Mountains does not have an ownership interest in BAM, which is a mutual insurance company owned by its members. However, GAAP requires White Mountains to consolidate BAM's results in its financial statements. BAM's results are attributed to non-controlling interests.

White Mountains’s Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), White Mountains’s variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd. (“Life Re Bermuda”), which is in runoff with all of its contracts maturing by June 30, 2016, and its U.S.-based service provider, White Mountains Financial Services LLC (collectively, “WM Life Re”), and White Mountains’s ownership positions in Tranzact Holdings, LLC, Wobi Insurance Agency Ltd. (“Wobi”) and QL Holdings, LLC (together with its subsidiaries “MediaAlpha”). The Other Operations segment also includes Star & Shield Services LLC, Star & Shield Risk Management LLC (“SSRM”), and Star & Shield Claims Services LLC (collectively “Star & Shield”). Star & Shield provides management services for a fee to Star & Shield Insurance Exchange (“SSIE”), a reciprocal that is owned by its members, who are policyholders. As of June 30, 2015, White Mountains holds $20.0 million of surplus notes issued by SSIE (the “SSIE Surplus Notes”) but does not have an ownership interest in SSIE. However, as a result of SSRM’s role as the attorney-in-fact to SSIE and the investment in SSIE’s surplus notes, White Mountains is required to consolidate SSIE in its GAAP financial statements. SSIE’s results do not affect White Mountains’s common shareholders’ equity as they are attributable to non-controlling interests.
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

Recently Adopted Changes in Accounting Principles

Qualified Affordable Housing Projects
Effective January 1, 2015, White Mountains adopted ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects (“QAHP”) (ASC 323). ASU 2014-01 allows investors in QAHP to make a policy election to use the proportional amortization method. Under the proportional amortization method, the investor amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the investment results, net of the related tax benefits, as a component of income tax expense. Prior to adoption, White Mountains accounted for its QAHP investment under the equity method and recognized its share of its QAHP investment's losses in investment income. White Mountains made the policy election to account for its investment in its QAHP investment using the proportional amortization method, applied retrospectively. Under the proportional amortization method, the cumulative loss recognized through December 31, 2014 and December 31, 2013 was $0.9 million and $0.5 million. The retrospective adoption resulted in an increase of $0.5 million and $0.9 million to net investment income and a net increase of $0.6 million and $1.2 million to income tax expense for the three and six months ended June 30, 2014. Footnote disclosures for prior year amounts have been amended to be consistent with the restated amounts described above.

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

Recently Issued Accounting Pronouncements

Short-Duration Contracts
On May 21, 2015, the FASB issued ASU 2015-09, Disclosures about Short Duration Contracts (ASC 944) which requires expanded footnote disclosures about loss and loss adjustment expense (“LAE”) reserves. Under the new guidance, some disclosures currently presented outside of White Mountains’s financial statements, such as loss development tables and a reconciliation of loss development data to the loss and LAE reserves reflected on the balance sheet, will become part of the financial statement footnotes. In addition, the loss development tables required to be presented under the new ASU must be presented on a disaggregated basis by accident year rather than by reporting year as currently presented. Some of the expanded disclosures are new requirements, such as the disclosure of reserves for losses incurred but not reported (“IBNR”) plus expected development on reported claims, which must be presented by accident year on a disaggregated basis. The new guidance also requires new disclosures about claim frequency data together with descriptions of the approach used to measure that data. Qualitative descriptions of methodologies and assumptions used to develop IBNR estimates must be presented together with the disaggregated amounts of IBNR to which they relate, along with a discussion of any significant changes in methodology and assumptions and the related effect upon the loss reserves. The new guidance will be effective for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016 with retrospective restatement of prior periods required. White Mountains will modify its financial statement footnote disclosures to conform to the requirements of ASU 2015-09 upon adoption, including revisions to prior year’s disclosures.

Fair Value Measurements
On May 1, 2015, the FASB issued ASU 2015-07, Fair Value Measurement - Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (ASC 820) which eliminates the requirement to disclose the fair value hierarchy level for investments for which fair value is measured at net asset value using the practical expedient in ASC 820. White Mountains measures the fair value of its investments in hedge funds and private equity funds using this practical expedient and has classified those measurements within Level 3 of the fair value hierarchy. The new guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years.

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

Revenue Recognition
On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606), which modifies the guidance for revenue recognition. The scope of the new ASU excludes insurance contracts but is applicable to certain fee arrangements, such as third-party investment management fees charged by White Mountains Advisors, which were $2.0 million and $4.0 million for the three and six months ended June 30, 2015 and $3.0 million and $6.0 million for the three and six months ended June 30, 2014. White Mountains is in the process of evaluating the new guidance and has not yet determined the potential effect of adoption on its financial position, results of operations, or cash flows. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2016.

Note 2. Significant Transactions

PassportCard
On April 2, 2015, White Mountains closed on its 50/50 joint venture with DavidShield Life Insurance Agency (2000) Ltd. (“DavidShield”) for the development, marketing and distribution of PassportCard travel insurance (“PassportCard”), with White Mountains and DavidShield each contributing $21.0 million of assets to the newly formed entity, PPCI Global Ltd.

OneTitle
On April 22, 2015, White Mountains agreed to provide up to $13.0 million to OneTitle National Guaranty Company, Inc. (“OneTitle”) and will take a minority stake in the company. OneTitle is a licensed New York title insurance underwriter that works directly with attorneys, lenders, developers and homeowners. The transaction will close subject to regulatory approval.

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

MediaAlpha
On March 14, 2014, White Mountains acquired 60% of the outstanding Class A common units of MediaAlpha. MediaAlpha is a California-based advertising technology company offering a transparent online exchange and sophisticated analytical tools that facilitate transactions between buyers (advertisers) and sellers (publishers) of insurance media (clicks and calls), including its own media inventory generated by owned and operated websites. Its exchange operates in four verticals: auto, home, health and life. White Mountains paid an initial purchase price of $28.1 million. The purchase price is subject to adjustment equal to 62.5% of the 2015 gross profit in excess of the 2013 gross profit. As of June 30, 2015 and December 31, 2014, White Mountains has recognized a $7.9 million liability for the contingent purchase price adjustment. After adjustment for the estimated contingent purchase price adjustment, White Mountains recognized total assets acquired related to MediaAlpha of $70.1 million, including $18.3 million of goodwill and $38.5 million of other intangible assets, and total liabilities assumed of $10.0 million, reflecting acquisition date fair values.

Wobi
On February 19, 2014, White Mountains acquired 54% of the outstanding common shares of Wobi for NIS 14.4 million (approximately $4.1 million based upon the foreign exchange spot rate at the date of acquisition).  During 2014, in addition to the common shares, White Mountains also purchased NIS 31.5 million (approximately $8.5 million) of newly-issued convertible preferred shares of Wobi.  Wobi is the only price comparison/aggregation business in Israel, with an insurance carrier panel that represents 85% of the premiums written in the Israeli insurance market. Wobi sells four insurance lines of business, primarily personal auto, and operates as an agency, charging upfront commissions on all insurance policy sales. Wobi also offers a pension products comparison service for Israeli customers and is paid transaction fees when customers use the service to connect to companies that sell those pension products. As of the acquisition date, White Mountains recognized total assets acquired related to Wobi of $13.4 million, including $5.5 million of goodwill and $2.9 million of other intangible assets; and total liabilities assumed of $0.7 million at their estimated fair values. During the second quarter of 2015, White Mountains increased its ownership interest in Wobi through the purchase of shares from a non-controlling interest shareholder for NIS 35.0 million (approximately $9.1 million) and newly-issued convertible preferred shares for NIS 25.0 million (approximately $6.6 million). As of June 30, 2015, White Mountains’s ownership share was 95.3% on a fully converted basis.
On February 23, 2015, Wobi acquired 56.2% of the outstanding share capital of Tnuva Finansit Ltd. (“Cashboard”) for NIS 9.5 million (approximately $2.4 million). The acquisition of Cashboard accelerated Wobi's development of its pension products comparison service. As of the acquisition date, Wobi recognized total assets acquired of $5.5 million, including $0.3 million of goodwill and $2.8 million of other intangible assets; and total liabilities assumed of $1.2 million at their estimated fair values. During the second quarter of 2015, Wobi purchased newly issued common shares of Cashboard for NIS 10.0 million (approximately $2.6 million), which increased its ownership interest in Cashboard to 68.3%.

Star & Shield
On January 31, 2014, White Mountains acquired certain assets and liabilities of Star & Shield Holdings LLC, including SSRM, the attorney-in-fact for SSIE, for a purchase price of $1.8 million.
White Mountains owns $20.0 million of surplus notes issued by SSIE. Principal and interest on the surplus notes are payable to White Mountains only with approval from the Florida Office of Insurance Regulation.
SSIE is a Florida-domiciled reciprocal insurance exchange providing private passenger auto insurance to the public safety community and their families. SSIE is a variable interest entity (“VIE”). As a result of SSRM’s role as the attorney-in-fact to SSIE and the investment in SSIE’s surplus notes, White Mountains is required to consolidate SSIE. At June 30, 2015 and December 31, 2014, consolidated amounts included total assets of $13.4 million and $13.5 million and total liabilities of $27.8 million and $25.9 million, respectively of SSIE. The surplus notes purchased by White Mountains and the corresponding liability included in SSIE's liabilities are eliminated in consolidation. For the three months ended June 30, 2015 and 2014, SSIE had pre-tax losses of $0.8 million and $5.2 million that were recorded in net loss attributable to non-controlling interests. For the six months ended June 30, 2015 and 2014, SSIE had pre-tax losses of $1.9 million and $9.7 million that were recorded in net loss attributable to non-controlling interests.

Note 3.  Loss and Loss Adjustment Expense Reserves

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activities of White Mountains’s insurance and reinsurance subsidiaries for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2015	2014	2015	2014
Gross beginning balance	$3,035.0	$3,048.4	$3,159.8	$3,079.3
Less beginning reinsurance recoverable on unpaid losses	(436.9)	(425.2)	(483.9)	(428.1)
Net loss and LAE reserves	2,598.1	2,623.2	2,675.9	2,651.2

Loss and LAE reserves consolidated — SSIE	—	—	—	13.6

Loss and LAE incurred relating to:
Current year losses	300.0	278.4	566.8	518.9
Prior year losses	(11.7)	4.3	(13.1)	(6.9)
Total incurred losses and LAE	288.3	282.7	553.7	512.0

Foreign currency translation adjustment to loss and LAE reserves	7.5	(.5)	(14.9)	1.3

Loss and LAE paid relating to:
Current year losses	(72.9)	(65.8)	(113.5)	(100.8)
Prior year losses	(216.7)	(219.5)	(496.9)	(457.2)
Total loss and LAE payments	(289.6)	(285.3)	(610.4)	(558.0)

Net ending balance	2,604.3	2,620.1	2,604.3	2,620.1
Plus ending reinsurance recoverable on unpaid losses	427.5	433.2	427.5	433.2
Gross ending balance	$3,031.8	$3,053.3	$3,031.8	$3,053.3

Loss and LAE incurred relating to prior year losses for the three and six months ended June 30, 2015
For the three and six months ended June 30, 2015, White Mountains experienced net favorable loss reserve development of $11.7 million and $13.1 million.
For the three and six months ended June 30, 2015, Sirius Group had net favorable loss reserve development of $11.4 million, and $10.9 million primarily due to reductions in reserves for prior year catastrophes and run-off casualty business. During the three months ended June 30, 2015, OneBeacon experienced no net loss and LAE reserve development. For the six months ended June 30, 2015, OneBeacon had net favorable loss reserve development of $1.8 million. For the three and six months ended June 30, 2015, SSIE had net favorable loss reserve development of $0.3 million and $0.4 million.

Loss and LAE incurred relating to prior year losses for the three and six months ended June 30, 2014
For the three and six months ended June 30, 2014, White Mountains experienced net unfavorable loss reserve development of $4.3 million and net favorable loss reserve development of $6.9 million.
For the three and six months ended June 30, 2014, OneBeacon had net unfavorable loss reserve development of $8.4 million and $7.0 million primarily related to a few large losses in OneBeacon Other Professional Lines and Management Liability, as well as OneBeacon Entertainment, OneBeacon Government Risks and OneBeacon Accident Group, partially offset by favorable loss reserve development in OneBeacon Specialty Property. For the three and six months ended June 30, 2014, Sirius Group had net favorable loss reserve development of $6.3 million and $16.1 million primarily due to decreases in property loss reserves, including reductions for prior period catastrophe losses. For both the three and six months ended June 30, 2014, SSIE had net unfavorable loss reserve development of $2.2 million.

Note 4. Third Party Reinsurance

In the normal course of business, White Mountains’s insurance and reinsurance subsidiaries may seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. White Mountains remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.

OneBeacon
At June 30, 2015, OneBeacon had $20.9 million and $147.1 million of reinsurance recoverables on paid and unpaid losses. At December 31, 2014, OneBeacon had $12.2 million and $161.6 million of reinsurance recoverables on paid and unpaid losses. The reinsurance balances associated with the Runoff Business are included in discontinued operations. (See Note 17 - “Discontinued Operations”). Reinsurance contracts do not relieve OneBeacon of its obligation to its policyholders. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength and ratings of its reinsurers on an ongoing basis. Uncollectible amounts related to the ongoing specialty business historically have not been significant.
Except as discussed below, there have been no material changes to OneBeacon's reinsurance coverage as discussed in Note 4 —“Reinsurance” in White Mountains’s 2014 Annual Report on Form 10-K.
Effective January 1, 2015, OneBeacon purchased an aggregate stop loss on its multiple peril crop insurance (“MPCI”) portfolio, providing 52.0% coverage in excess of a 98.0% loss ratio on premiums covered by the contract and a separate aggregate stop loss providing 80% coverage in excess of a 100% loss ratio on its crop-hail portfolio. OneBeacon also purchased a new quota share contract on 30% of its MPCI portfolio.
Effective May 1, 2015, OneBeacon renewed its property catastrophe reinsurance program through April 30, 2016. The program provides coverage for OneBeacon's property business as well as certain acts of terrorism. Under the program, the first $20.0 million of losses resulting from any single catastrophe are retained, and 95.0% of the next $10.0 million of losses and 100.0% of the next $100.0 million of losses resulting from the catastrophe are reinsured. The part of the catastrophe loss in excess of $130.0 million would be retained in full. In the event of a catastrophe, OneBeacon's property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.
Also effective May 1, 2015, OneBeacon lowered its retention on its property-per-risk reinsurance program from $5.0 million to $3.0 million.
Effective June 1, 2015, OneBeacon lowered its retentions on certain casualty and healthcare treaties from $5.0 million to $3.0 million.

Sirius Group
At June 30, 2015, Sirius Group had $10.8 million and $280.3 million of reinsurance recoverables on paid and unpaid losses that will become recoverable if claims are paid in accordance with current reserve estimates. At December 31, 2014, Sirius Group had $11.4 million and $322.2 million of reinsurance recoverables on paid and unpaid losses. Because retrocessional reinsurance contracts do not relieve Sirius Group of its obligation to its insureds, the collectability of balances due from Sirius Group’s reinsurers is important to its financial strength. Sirius Group monitors the financial strength and ratings of retrocessionaires on an ongoing basis. Uncollectible amounts historically have not been significant.
In connection with the sale of Sirius Group, White Mountains caused Sirius Group to purchase several industry loss warranty (“ILW”) contracts to augment its overall retrocessional program in order to reduce the risk of loss from major catastrophes subsequent to the signing of the definitive agreement to sell Sirius Group. (See Note 19 - “Subsequent Events”).

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
Realized investment gains and losses resulting from sales of investment securities are accounted for using the specific identification method.  Premiums and discounts on all fixed maturity investments are amortized or accreted to income over the anticipated life of the investment.  Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized or accreted cost, which approximated fair value as of June 30, 2015 and December 31, 2014.
Other long-term investments consist primarily of hedge funds, private equity funds, surplus note investments, private equity securities and limited liability companies and other investments in limited partnerships.

Net Investment Income
Pre-tax net investment income for the three and six months ended June 30, 2015 and 2014 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2015	2014	2015	2014
Investment income:
Fixed maturity investments	$23.4	$25.6	$46.5	$48.0
Short-term investments	.7	.6	1.3	1.2
Common equity securities	3.3	5.5	6.7	10.9
Convertible fixed maturity and preferred investments	.1	.8	.3	1.2
Other long-term investments	.9	1.9	.8	2.6
Interest on funds held under reinsurance treaties	—	—	(.1)	—
Total investment income	28.4	34.4	55.5	63.9
Third-party investment expenses	(4.6)	(4.8)	(8.4)	(9.6)
Net investment income, pre-tax	$23.8	$29.6	$47.1	$54.3

Net Realized and Unrealized Investment Gains and Losses
Net realized and unrealized investment gains and losses for the three and six months ended June 30, 2015 and 2014 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2015	2014	2015	2014
Net realized investment gains, pre-tax	$112.9	$30.5	$165.7	$52.2
Net unrealized investment (losses) gains, pre-tax	(174.0)	83.4	(123.4)	125.5
Net realized and unrealized investment (losses) gains, pre-tax	(61.1)	113.9	42.3	177.7
Income tax benefit (expense) attributable to net realized and unrealized investment gains (losses)	16.5	(23.0)	(9.8)	(38.7)
Net realized and unrealized investment (losses) gains, after tax	$(44.6)	$90.9	$32.5	$139.0

Net realized investment gains (losses)
Net realized investment gains (losses) for the three and six months ended June 30, 2015 and 2014 consisted of the following:

	Three Months Ended			Three Months Ended
	June 30, 2015			June 30, 2014
Millions	Net realized gains (losses)	Net foreign currency gains	Total net realized gains (losses) reflected in earnings	Net realized gains	Net foreign currency gains	Total net realized gains reflected in earnings
Fixed maturity investments	$2.7	$14.3	$17.0	$5.7	$3.0	$8.7
Short-term investments	—	5.7	5.7	—	—	—
Common equity securities	65.9	7.2	73.1	19.4	—	19.4
Convertible fixed maturity and preferred investments	.6	—	.6	1.5	—	1.5
Other long-term investments	16.9	—	16.9	.6	.3	.9
Forward contracts	(.4)	—	(.4)	—	—	—
Net realized investment gains, pre-tax	85.7	27.2	112.9	27.2	3.3	30.5
Income tax (expense) attributable to net realized investment gains	(24.6)	(6.4)	(31.0)	(5.3)	(1.0)	(6.3)
Net realized investment gains, after tax	$61.1	$20.8	$81.9	$21.9	$2.3	$24.2

	Six Months Ended			Six Months Ended
	June 30, 2015			June 30, 2014
Millions	Net realized gains (losses)	Net foreign currency gains	Total net realized gains (losses) reflected in earnings	Net realized gains (losses)	Net foreign currency (losses) gains	Total net realized gains (losses) reflected in earnings
Fixed maturity investments	$12.4	$35.5	$47.9	$10.1	$(.5)	$9.6
Short-term investments	—	9.3	9.3	—	—	—
Common equity securities	90.3	8.3	98.6	38.3	(.1)	38.2
Convertible fixed maturity and preferred investments	(3.6)	—	(3.6)	3.9	—	3.9
Other long-term investments	12.8	1.1	13.9	.3	.3	.6
Forward contracts	(.4)	—	(.4)	(.1)	—	(.1)
Net realized investment gains (losses), pre-tax	111.5	54.2	165.7	52.5	(.3)	52.2
Income tax (expense) attributable to net realized investment gains (losses)	(31.1)	(13.1)	(44.2)	(9.9)	(.1)	(10.0)
Net realized investment gains (losses), after tax	$80.4	$41.1	$121.5	$42.6	$(.4)	$42.2

Net unrealized investment gains (losses)
The following table summarizes net unrealized investment gains (losses) for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended			Three Months Ended
	June 30, 2015			June 30, 2014
Millions	Net unrealized (losses)	Net foreign currency (losses) gains	Total net unrealized (losses) reflected in earnings	Net unrealized gains (losses)	Net foreign currency gains	Total net unrealized gains (losses) reflected in earnings
Fixed maturity investments	$(34.7)	$(39.0)	$(73.7)	$24.9	$28.2	$53.1
Short-term investments	—	—	—	—	—	—
Common equity securities	(63.9)	(8.2)	(72.1)	21.0	1.4	22.4
Convertible fixed maturity and preferred investments	—	(.1)	(.1)	(2.4)	.3	(2.1)
Other long-term investments	(29.1)	1.0	(28.1)	8.7	1.3	10.0
Forward contracts	—	—	—	—	—	—
Net unrealized investment (losses) gains, pre-tax	(127.7)	(46.3)	(174.0)	52.2	31.2	83.4
Income tax benefit (expense) attributable to net unrealized investment (losses) gains	36.0	11.5	47.5	(9.8)	(6.9)	(16.7)
Net unrealized investment (losses) gains, after tax	$(91.7)	$(34.8)	$(126.5)	$42.4	$24.3	$66.7

	Six Months Ended			Six Months Ended
	June 30, 2015			June 30, 2014
Millions	Net unrealized (losses) gains	Net foreign currency gains (losses)	Total net unrealized (losses) gains reflected in earnings	Net unrealized gains (losses)	Net foreign currency gains	Total net unrealized gains (losses) reflected in earnings
Fixed maturity investments	$(22.6)	$1.2	$(21.4)	$44.3	$40.4	$84.7
Short-term investments	—	—	—	—	—	—
Common equity securities	(68.1)	(7.5)	(75.6)	25.0	1.9	26.9
Convertible fixed maturity and preferred investments	.7	—	.7	(1.7)	.3	(1.4)
Other long-term investments	(28.2)	1.1	(27.1)	13.6	1.7	15.3
Forward contracts	—	—	—	—	—	—
Net unrealized investment (losses) gains, pre-tax	(118.2)	(5.2)	(123.4)	81.2	44.3	125.5
Income tax benefit (expense) attributable to net unrealized investment (losses) gains	33.2	1.2	34.4	(18.9)	(9.8)	(28.7)
Net unrealized investment (losses) gains, after tax	$(85.0)	$(4.0)	$(89.0)	$62.3	$34.5	$96.8

The following table summarizes the amount of total pre-tax unrealized investment (losses) gains included in earnings for Level 3 investments for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2015	2014	2015	2014
Fixed maturity investments	$.3	$.2	$(.4)	$.4
Common equity securities	4.9	2.0	3.1	2.8
Convertible fixed maturity and preferred investments	.7	3.2	.8	3.2
Other long-term investments	(27.2)	8.9	(30.0)	15.0
Total unrealized investment (losses) gains, pre-tax - Level 3 investments	$(21.3)	$14.3	$(26.5)	$21.4

Investment Holdings
The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses, and carrying values of White Mountains’s fixed maturity investments as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015
Millions	Cost or amortized cost(1)	Gross unrealized gains	Gross unrealized losses	Net foreign currency (losses) gain(1)	Carrying value
U.S. Government and agency obligations	$183.9	$.3	$(.2)	$(.4)	$183.6
Debt securities issued by corporations	2,232.7	27.7	(7.0)	57.7	2,311.1
Municipal obligations	118.0	.8	(1.1)	—	117.7
Mortgage-backed and asset-backed securities	2,057.4	9.2	(4.7)	15.5	2,077.4
Foreign government, agency and provincial obligations	98.9	.3	(1.1)	.6	98.7
Preferred stocks	79.5	6.3	—	.2	86.0
Total fixed maturity investments	$4,770.4	$44.6	$(14.1)	$73.6	$4,874.5
(1) The cost of investment securities is determined using the functional currency of the White Mountains consolidated entity that holds the investment. As a result, the table includes unrealized foreign currency gains from U.S. dollar denominated investments held at Sirius Group.

	December 31, 2014
Millions	Cost or amortized cost(1)	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)(1)	Carrying value
U.S. Government and agency obligations	$184.7	$.1	$(.3)	$3.6	$188.1
Debt securities issued by corporations	2,221.3	45.2	(5.1)	49.8	2,311.2
Municipal obligations	82.0	1.4	(.2)	—	83.2
Mortgage-backed and asset-backed securities	1,811.1	7.6	(3.5)	25.7	1,840.9
Foreign government, agency and provincial obligations	274.6	4.2	(1.0)	(2.7)	275.1
Preferred stocks	79.6	6.1	—	.1	85.8
Total fixed maturity investments	$4,653.3	$64.6	$(10.1)	$76.5	$4,784.3
(1) The cost of investment securities is determined using the functional currency of the White Mountains consolidated entity that holds the investment. As a result, the table includes unrealized foreign currency gains from U.S. dollar denominated investments held at Sirius Group.

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses, and carrying values of White Mountains’s common equity securities, convertible fixed maturity and preferred investments and other long-term investments as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
Common equity securities	$656.7	$69.1	$(12.2)	$.2	$713.8
Convertible fixed maturity and preferred investments	$3.1	$1.4	$—	$—	$4.5
Other long-term investments	$346.0	$54.0	$(11.9)	$2.0	$390.1

	December 31, 2014
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency (losses) gains	Carrying value
Common equity securities	$633.6	$175.1	$(5.2)	$(1.9)	$801.6
Convertible fixed maturity and preferred investments	$19.1	$.9	$(.2)	$.7	$20.5
Other long-term investments	$343.3	$73.0	$(10.9)	$1.6	$407.0

Other Long-term Investments
Other long-term investments consist of the following as of June 30, 2015 and December 31, 2014:

	Carrying Value at
Millions	June 30, 2015	December 31, 2014
Hedge funds and private equity funds, at fair value(1)	$210.8	$242.9
Surplus notes investments, at fair value(1)	66.3	65.1
Private equity securities and limited liability companies, at fair value(1)(2)	89.9	69.7
Tax advantaged federal affordable housing development fund(3)	15.8	16.8
Partnership investments accounted for under the equity method	3.9	5.2
Other(1)	3.4	7.3
Total other-long term investments	$390.1	$407.0
(1) See Fair Value Measurements by Level table.
(2) On April 2, 2015, White Mountains invested $21.0 in PassportCard. White Mountains has chosen to take the fair value election for its investment.
(3) Fund accounted for using the proportional amortization method.

Hedge Funds and Private Equity Funds
White Mountains holds investments in hedge funds and private equity funds, which are included in other long-term investments. The fair value of these investments has been estimated using the net asset value of the funds. As of June 30, 2015, White Mountains held investments in 14 hedge funds and 29 private equity funds.  The largest investment in a single fund was $25.0 million as of June 30, 2015. The following table summarizes investments in hedge funds and private equity funds by investment objective and sector as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Hedge funds
Long/short equity REIT	$20.5	—	$20.3	—
Long/short credit & distressed	19.2	—	21.4	—
Long/short equity banks and financial	15.9	$—	29.9	$—
Other	22.1	—	20.4	—
Total hedge funds	77.7	—	92.0	—

Private equity funds
Energy infrastructure & services	45.7	9.9	59.6	11.0
Manufacturing/Industrial	25.9	2.9	23.2	7.3
Multi-sector	24.5	4.4	24.2	5.3
Aerospace/Defense/Government	18.7	32.2	20.7	5.1
Healthcare	6.3	.8	6.1	2.8
Private equity secondaries	7.4	3.2	8.5	3.1
Insurance	2.1	41.3	2.1	41.2
Real estate	1.8	.1	3.6	3.3
Venture capital	.3	—	1.4	.3
International multi-sector, Europe	.4	—	1.5	2.3
Total private equity funds	133.1	94.8	150.9	81.7

Total hedge funds and private equity funds included in other long-term investments	$210.8	$94.8	$242.9	$81.7

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

The following summarizes the June 30, 2015 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Notice Period
Millions Redemption frequency	30-59 days notice	60-89 days notice	90-119 days notice	120+ days notice	Total
Monthly	$5.2	$—	$—	$—	$5.2
Quarterly	17.8	19.2	—	8.0	45.0
Semi-annual	—	22.5	—	—	22.5
Annual	—	—	4.9	.1	5.0
Total	$23.0	$41.7	$4.9	$8.1	$77.7

Certain of the hedge fund investments in which White Mountains is invested are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund’s underlying investments are liquidated.  As of June 30, 2015, distributions of $2.0 million were outstanding from these investments. The actual amount of the final distribution remittances remain subject to market fluctuations. The date at which such remittances will be received is not determinable as of June 30, 2015.
White Mountains has also submitted redemption requests for certain of its investments in active hedge funds.  As of June 30, 2015, redemptions of $10.2 million are outstanding and are subject to market fluctuations. The date at which such redemptions will be received is not determinable as of June 30, 2015. Redemptions are recorded as receivables when the investment is no longer subject to market fluctuations.
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
As of June 30, 2015, investments in private equity funds were subject to lock-up periods as follows:

Millions	1-3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private Equity Funds — expected lock-up period remaining	$27.0	$29.5	$72.5	$4.1	$133.1

The Prospector Offshore Fund is a hedge fund managed by Prospector Partners LLC (“Prospector”) that pursues investment opportunities in a variety of equity and equity-related instruments, with a principle focus on the financial services sector and a special emphasis on the insurance industry. White Mountains had determined that the Prospector Offshore Fund was a VIE that White Mountains was required to consolidate.  In the second quarter of 2015, White Mountains redeemed the Prospector-managed hedge funds (the Prospector Offshore Fund and the Prospector Partners Fund LP, together the “Prospector Funds”). As of December 31, 2014, White Mountains’s investment in the Prospector Offshore Fund was $64.9 million. As of December 31, 2014, White Mountains consolidated total assets of $135.8 million and total liabilities of $39.8 million of the Prospector Offshore Fund. As of December 31, 2014, White Mountains also recorded non-controlling interest of $31.1 million in the Prospector Offshore Fund.

Fair value measurements as of June 30, 2015
Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity's internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). Quoted prices in active markets for identical assets or liabilities have the highest priority (“Level 1”), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities (“Level 2”) and unobservable inputs, including the reporting entity's estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”).
Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equity securities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs are primarily comprised of fixed maturity investments, which have been disaggregated into classes, including debt securities issued by corporations, municipal obligations, mortgage and asset-backed securities, foreign government obligations and preferred stocks. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include White Mountains's investments in surplus notes, hedge funds and private equity funds, as well as certain investments in fixed maturity investments, common equity securities, and convertible fixed and preferred maturity investments where quoted market prices are unavailable or are not considered reasonable. White Mountains determines when transfers between levels have occurred as of the beginning of the period.
White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value. The outside pricing services White Mountains uses have indicated that they will only provide prices where observable inputs are available. In circumstances where quoted market prices are unavailable or are not considered reasonable, White Mountains estimates the fair value using industry standard pricing models and observable inputs such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, prepayment speeds, reference data including research publications and other relevant inputs. Given that many fixed maturity investments do not trade on a daily basis, the outside pricing services evaluate a wide range of fixed maturity investments by regularly drawing parallels from recent trades and quotes of comparable securities with similar features. The characteristics used to identify comparable fixed maturity investments vary by asset type and take into account market convention.
White Mountains's process to assess the reasonableness of the market prices obtained from the outside pricing sources covers substantially all of its fixed maturity investments and includes, but is not limited to, evaluation of model pricing methodologies, review of the pricing services' quality control processes and procedures on at least an annual basis, comparison of market prices to prices obtained from different independent pricing vendors on at least a semi-annual basis, monthly analytical reviews of certain prices and review of assumptions utilized by the pricing service for selected measurements on an ad hoc basis throughout the year. White Mountains also performs back-testing of selected purchases and sales activity to determine whether there are any significant differences between the market price used to value the security prior to purchase or sale and the actual purchase or sale price on an ad-hoc basis throughout the year. Prices provided by the pricing services that vary by more than 5% and $1.0 million from the expected price based on these procedures are considered outliers. Also considered outliers are prices that haven’t changed from period to period and prices that have trended unusually compared to market conditions. In circumstances where the results of White Mountains's review process does not appear to support the market price provided by the pricing services, White Mountains challenges the price. If White Mountains cannot gain satisfactory evidence to support the challenged price, it relies upon its own pricing methodologies to estimate the fair value of the security in question.
The valuation process above is generally applicable to all of White Mountains’s fixed maturity investments. The techniques and inputs specific to asset classes within White Mountains’s fixed maturity investments for Level 2 securities that use observable inputs are as follow:

Debt securities issued by corporations: The fair value of debt securities issued by corporations is determined from an evaluated pricing model that uses information from market sources and integrates relative credit information, observed market movements, and sector news. Key inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including sector, coupon, credit quality ratings, duration, credit enhancements, early redemption features and market research publications.

Municipal obligations: The fair value of municipal obligations is determined from an evaluated pricing model that uses information from market makers, brokers-dealers, buy-side firms, and analysts along with general market information. Key inputs include benchmark yields, reported trades, issuer financial statements, material event notices and new issue data, as well as broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including type, coupon, credit quality ratings, duration, credit enhancements, geographic location and market research publications.

Mortgage and asset-backed securities: The fair value of mortgage and asset-backed securities is determined from an evaluated pricing model that uses information from market sources and leveraging similar securities. Key inputs include benchmark yields, reported trades, underlying tranche cash flow data, collateral performance, plus new issue data, as well as broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including issuer, vintage, loan type, collateral attributes, prepayment speeds, default rates, recovery rates, cash flow stress testing, credit quality ratings and market research publications.

Foreign government obligations: The fair value of foreign government obligations is determined from an evaluated pricing model that uses feeds from data sources in each respective country, including active market makers and inter-dealer brokers. Key inputs include benchmark yields, reported trades, broker-dealer quotes, two-sided markets, benchmark securities, bids, offers, local exchange prices, foreign exchange rates and reference data including coupon, credit quality ratings, duration and market research publications.

Preferred stocks: The fair value of preferred stocks is determined from an evaluated pricing model that calculates the appropriate spread over a comparable security for each issue. Key inputs include exchange prices (underlying and common stock of same issuer), benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including sector, coupon, credit quality ratings, duration, credit enhancements, early redemption features and market research publications.

Level 3 valuations are generated from techniques that use assumptions not observable in the market. These unobservable assumptions reflect White Mountains’s assumptions that market participants would use in valuing the investment. Generally, certain securities may start out as Level 3 when they are originally issued but as observable inputs become available in the market, they may be reclassified to Level 2.
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
Prior to the liquidation of the Prospector Offshore Fund, in addition to the investments described above, White Mountains had $38.0 million of investment-related liabilities recorded at fair value and included in other liabilities as of December 31, 2014.  These liabilities relate to securities that have been sold short by limited partnerships in which White Mountains has investments and was required to consolidate under GAAP.  These liabilities have a Level 1 designation.

Fair Value Measurements by Level
The following tables summarize White Mountains’s fair value measurements for investments as of June 30, 2015 and December 31, 2014, by major security type and class by level. The major security types were based on the legal form of the securities, with a separate break-out for convertible fixed maturity investments as they may react similar to either debt securities or equity securities, depending on prevailing market conditions. White Mountains has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, foreign governments, municipalities or entities issuing asset-backed securities vary depending on the nature of the issuing entity type. White Mountains further disaggregates debt securities issued by corporations and equity securities by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, White Mountains has further disaggregated these asset classes into subclasses based on the similar sectors and industry classifications it uses to evaluate investment risk and performance against commonly used benchmarks, such as the Barclays Intermediate Aggregate and S&P 500 indices:

	June 30, 2015
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$183.6	$131.5	$52.1	$—

Debt securities issued by corporations:
Consumer	544.0	—	544.0	—
Financials	405.0	—	405.0	—
Health Care	306.2	—	306.2	—
Industrial	281.3	—	281.3	—
Communications	237.2	—	237.2	—
Energy	194.2	—	194.2	—
Utilities	149.0	—	149.0	—
Technology	90.3	—	90.3	—
Materials	98.4	—	98.4	—
Other	5.5	—	5.5	—
Total debt securities issued by corporations	2,311.1	—	2,311.1	—

Municipal obligations	117.7	—	117.7	—
Mortgage-backed and asset-backed securities	2,077.4	—	2,070.0	7.4
Foreign government, agency and provincial obligations	98.7	18.8	79.9	—
Preferred stocks	86.0	—	14.8	71.2
Total fixed maturity investments	4,874.5	150.3	4,645.6	78.6

Short-term investments	840.5	838.3	2.2	—

Common equity securities:
Exchange traded funds(2)	361.5	340.1	21.4	—
Financials	93.7	60.6	—	33.1
Consumer	51.6	51.6	—	—
Health Care	25.8	25.8	—	—
Industrial	32.3	32.3	—	—
Technology	38.2	38.2	—	—
Communications	23.8	23.8	—	—
Energy	2.5	2.5	—	—
Materials	3.6	3.6	—	—
Utilities	1.1	1.1	—	—
Other	79.7	—	79.7	—
Total common equity securities	713.8	579.6	101.1	33.1

Convertible fixed maturity and preferred investments	4.5	—	—	4.5
Other long-term investments (1)	370.6	—	—	370.6
Total investments	$6,803.9	$1,568.2	$4,748.9	$486.8
(1) Excludes carrying value of $3.9 associated with other long-term investment limited partnerships accounted for using the equity method. Excludes carrying value of $15.8 associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method and $(0.2) related to forward contracts.
(2) ETFs traded on foreign exchanges are priced with an adjusted NAV and are therefore included within level 2 measurements.

	December 31, 2014
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$188.1	$134.1	$54.0	$—

Debt securities issued by corporations:
Consumer	575.3	—	575.3	—
Financials	431.4	—	431.4	—
Health Care	284.2	—	284.2	—
Industrial	225.4	—	219.8	5.6
Communications	214.3	—	214.3	—
Energy	177.9	—	177.9	—
Utilities	173.6	—	173.6	—
Technology	118.0	—	118.0	—
Materials	103.0	—	103.0	—
Other	8.1	—	8.1	—
Total debt securities issued by corporations	2,311.2	—	2,305.6	5.6

Municipal obligations	83.2	—	83.2	—
Mortgage-backed and asset-backed securities	1,840.9	—	1,840.9	—
Foreign government, agency and provincial obligations	275.1	21.3	253.8	—
Preferred stocks	85.8	—	14.7	71.1
Total fixed maturity investments	4,784.3	155.4	4,552.2	76.7

Short-term investments	871.7	868.8	2.9	—

Common equity securities:
Financials	237.5	197.3	—	40.2
Consumer	161.2	161.1	.1	—
Health Care	101.9	101.9	—	—
Industrial	67.5	67.5	—	—
Technology	54.3	54.3	—	—
Communications	32.9	32.9	—	—
Energy	32.6	32.6	—	—
Materials	21.2	21.2	—	—
Utilities	9.5	9.4	.1	—
Other	83.0	9.7	73.3	—
Total common equity securities	801.6	687.9	73.5	40.2

Convertible fixed maturity and preferred investments	20.5	—	12.3	8.2
Other long-term investments (1)	385.0	—	—	385.0
Total investments	$6,863.1	$1,712.1	$4,640.9	$510.1
(1) Excludes carrying value of $5.2 associated with other long-term investment limited partnerships accounted for using the equity method. Excludes carrying value of $16.8 associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.

Debt securities issued by corporations
The following table summarizes the ratings of the corporate debt securities held in White Mountains’s investment portfolio as of June 30, 2015 and December 31, 2014:

	Fair Value at
Millions	June 30, 2015	December 31, 2014
AAA	$—	$—
AA	200.5	236.9
A	887.6	957.8
BBB	1,213.5	1,105.9
BB	6.4	—
Other	3.1	10.6
Debt securities issued by corporations(1)	$2,311.1	$2,311.2
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
The following table summarizes mortgage and asset-backed securities as of June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
GNMA	$355.4	$355.4	$—	$411.2	$411.2	$—
FNMA	38.9	38.9	—	36.6	36.6	—
FHLMC	34.8	34.8	—	49.6	49.6	—
Total Agency(1)	429.1	429.1	—	497.4	497.4	—
Non-agency:
Residential	204.5	204.5	—	131.2	131.2	—
Commercial	301.0	301.0	—	236.9	236.9	—
Total Non-agency	505.5	505.5	—	368.1	368.1	—

Total mortgage-backed securities	934.6	934.6	—	865.5	865.5	—
Other asset-backed securities:
Credit card receivables	518.6	518.6	—	522.2	522.2	—
Vehicle receivables	430.0	430.0	—	289.4	289.4	—
Other	194.2	186.8	7.4	163.8	163.8	—
Total other asset-backed securities	1,142.8	1,135.4	7.4	975.4	975.4	—
Total mortgage and asset-backed securities	$2,077.4	$2,070.0	$7.4	$1,840.9	$1,840.9	$—
(1)  Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities
The security issuance years of White Mountains’s investments in non-agency residential mortgage-backed securities ("RMBS") and non-agency commercial mortgage-backed securities (“CMBS”) as of June 30, 2015 are as follows:

			Security Issuance Year
Millions	Fair Value	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Non-agency RMBS	$204.5	$33.0	$12.3	$8.7	$—	$14.0	$—	$47.4	$18.4	$4.1	$25.8	$40.8	$—
Non-agency CMBS	301.0	—	—	8.3	—	—	—	10.7	—	25.8	58.6	121.4	76.2
Total	$505.5	$33.0	$12.3	$17.0	$—	$14.0	$—	$58.1	$18.4	$29.9	$84.4	$162.2	$76.2

Non-agency Residential Mortgage-backed Securities
White Mountains’s non-agency RMBS portfolio is generally of moderate-term and structurally senior. White Mountains does not own any collateralized loan obligations. White Mountains does not own any collateralized debt obligations, with the exception of $73.1 million of non-agency RMBS resecuritization tranches, each a senior tranche in its own right and each collateralized by a single earlier vintage Super Senior or Senior non-agency residential mortgage backed security.
The classification of the underlying collateral quality and the tranche levels of White Mountains’s non-agency RMBS securities are as follows as of June 30, 2015:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate (3)
Prime	$202.5	$69.1	$133.4	$—
Non-prime	2.0	—	2.0	—
Sub-prime	—	—	—	—
Total	$204.5	$69.1	$135.4	$—
(1)  At issuance, Super Senior, or in the case of resecuritization, the underlying securities, were rated “AAA” by Standard & Poor’s, “Aaa” by Moody’s or “AAA” by Fitch Ratings (“Fitch”) and were senior to other “AAA” or “Aaa” securities.
(2) At issuance, Senior, or in the case of resecuritization, the underlying securities, were rated “AAA” by Standard & Poor’s, “Aaa” by Moody’s or “AAA” by Fitch and were senior to non-“AAA” or non-“Aaa” securities.
(3) At issuance, Subordinate were not rated “AAA” by Standard & Poor’s, “Aaa” by Moody’s or "AAA" by Fitch and were junior to “AAA” or “Aaa” securities.

Non-agency Commercial Mortgage-backed Securities
White Mountains’s non-agency CMBS portfolio is generally short-term and structurally subordinate, with more than 25 points of subordination on average for both fixed rate CMBS and floating rate CMBS as of June 30, 2015. In general, subordination represents the percentage principal loss on the underlying collateral that would be absorbed by other securities lower in the capital structure before the more senior security incurs a loss.  As of June 30, 2015, on average less than 1% of the underlying loans were reported as non-performing for all non-agency CMBS held by White Mountains.
The amount of fixed and floating rate securities and their tranche levels of White Mountains’s non-agency CMBS securities are as follows as of June 30, 2015:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate (3)
Fixed rate CMBS	$204.2	$18.4	$84.5	$101.3
Floating rate CMBS	96.8	—	—	96.8
Total	$301.0	$18.4	$84.5	$198.1
(1)  At issuance, Super Senior, or in the case of resecuritization, the underlying securities, were rated “AAA” by Standard & Poor’s, “Aaa” by Moody’s or “AAA” by Fitch Ratings (“Fitch”) and were senior to other “AAA” or “Aaa” securities.
(2) At issuance, Senior, or in the case of resecuritization, the underlying securities, were rated “AAA” by Standard & Poor’s, “Aaa” by Moody’s or “AAA” by Fitch and were senior to non-“AAA” or non-“Aaa” securities.
(3) At issuance, Subordinate were not rated “AAA” by Standard & Poor’s, “Aaa” by Moody’s or "AAA" by Fitch and were junior to “AAA” or “Aaa” securities.

Rollforward of Fair Value Measurements by Level
 White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturity investments, common equity securities, convertible fixed maturity and preferred investments and other long-term investments as of June 30, 2015 and 2014 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.
The following tables summarize the changes in White Mountains’s fair value measurements by level for the three months ended June 30, 2015 and 2014:

			Level 3 Investments
Millions	Level 1 investments	Level 2 investments	Fixed maturity investments	Common equity securities	Convertible fixed maturity and preferred investments	Other long-term investments	Total
Balance at January 1, 2015	$843.3	$4,638.0	$76.7	$40.2	$8.2	$385.0	$5,991.4	(1)(2)
Total realized and unrealized gains (losses)	13.1	31.3	—	6.9	(3.7)	(13.3)	34.3	(3)
Foreign currency losses through OCI	(5.4)	(62.3)	(.2)	—	—	(2.3)	(70.2)
Amortization/Accretion	(.1)	(21.1)	—	—	—	—	(21.2)
Purchases	945.9	2,002.4	76.0	—	—	33.1	3,057.4
Sales	(1,017.8)	(1,915.5)	—	(9.5)	—	(18.0)	(2,960.8)
Effect of redemption of Prospector hedge funds	(49.1)	—	—	(4.5)	—	(13.9)	(67.5)
Transfers in	—	73.9	—	—	—	—	73.9
Transfers out	—	—	(73.9)	—	—	—	(73.9)
Balance at June 30, 2015	$729.9	$4,746.7	$78.6	$33.1	$4.5	$370.6	$5,963.4	(1)(2)
(1)  Excludes carrying value of $5.2 and $3.9 at January 1, 2015 and June 30, 2015 associated with other long-term investments accounted for using the equity method. Excludes carrying value of $16.8 and $15.8 at January 1, 2015 and June 30, 2015 million associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method. Excludes $(0.2) related to forward contracts at June 30. 2015.
(2)  Excludes carrying value of $871.7 and $840.5 at January 1, 2015 and June 30, 2015 associated with short-term investments.
(3) Excludes $0.9 realized and unrealized losses associated with the Prospector Offshore Fund consolidation of investment-related liabilities and realized and unrealized loss for the period of $9.3 associated with short-term investments.

			Level 3 Investments
Millions	Level 1 investments	Level 2 investments	Fixed maturity investments	Common equity securities	Convertible fixed maturity and preferred investments	Other long-term investments	Total
Balance at January 1, 2014	$1,376.7	$4,982.2	$93.0	$46.1	$6.1	$262.4	$6,766.5	(1)(2)(3)
Total realized and unrealized gains	67.3	89.8	.9	2.7	3.2	16.8	180.7	(4)
Foreign currency losses through OCI	(6.8)	(50.8)	(.4)	—	—	(1.4)	(59.4)
Amortization/Accretion	(.3)	(22.0)	(.1)	—	—	—	(22.4)
Purchases	953.5	1,632.0	76.1	5.0	1.5	17.4	2,685.5
Sales	(896.1)	(1,875.6)	—	—	—	(6.8)	(2,778.5)
Net change in investments related to purchases of consolidated affiliates	(2.7)	7.3	—	—	—	—	4.6
Transfers in	—	19.6	8.5	—	—	—	28.1
Transfers out	—	(8.5)	(19.6)	—	—	—	(28.1)
Balance at June 30, 2014	$1,491.6	$4,774.0	$158.4	$53.8	$10.8	$288.4	$6,777.0	(1)(2)(3)
(1) Excludes carrying value of $6.8 and $5.6 at January 1, 2014 and June 30, 2014 associated with other long-term investment limited partnerships accounted for using the equity method and $(0.1) and $0.1 at January 1, 2014 and June 30, 2014 related to forward contracts. Excludes carrying value of $19.1 and $18.0 at January 1, 2014 and June 30, 2014 associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.
(2)  Carrying value includes $236.3 and 203.8 at January 1, 2014 and June 30, 2014 that is classified as assets held for sale relating to discontinued operations.
(3) Excludes carrying value of $635.9 and $564.0 at January 1, 2014 and June 30, 2014 associated with short-term investments.
(4) Excludes $1.8 realized and unrealized losses associated with the Prospector Offshore Fund and Prospector Turtle Fund consolidation of investment-related liabilities. The Prospector Turtle Fund was liquidated as of December 31, 2014.

Fair Value Measurements — transfers between levels - Six-month period ended June 30, 2015 and 2014
During the first six months of 2015, five fixed maturity investments classified as a Level 3 measurement in the prior period were recategorized as a Level 2 measurement because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available as of June 30, 2015. These measurements comprise “Transfers out” of Level 3 and “Transfers in” to Level 2 of $73.9 million for the period June 30, 2015.
During the first six months of 2014, two fixed income securities classified as Level 3 measurements in the prior period were recategorized as Level 2 measurements because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available at June 30, 2014. These measurements comprise “Transfers out” of Level 3 and “Transfers in” to Level 2 of $19.6 million for the period ended June 30, 2014.
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

Significant Unobservable Inputs
The following summarizes significant unobservable inputs used in estimating the fair value of investment securities classified within Level 3 other than hedge funds and private equity funds as of June 30, 2015 and December 31, 2014. The fair value of investments in hedge funds and private equity funds, which are classified within Level 3, are estimated using the net asset value of the funds.

($ in millions)			June 30, 2015				December 31, 2014
Description	Rating(2)	Valuation Technique(s)	Fair Value(7)	Unobservable Input			Fair Value(7)	Unobservable Input
Preferred Stock(1)	NR	Discounted cash flow	$71.2	Discount yield	-	7.1%	$71.1	Discount yield	-	7.1%
Private equity security(1)	NR	Multiple of GAAP book value	$33.1	Book value multiple	-	1.20	$40.2	Book value multiple	-	1.10
Private equity security(1)	NR	Share price of most recent transaction	$20.1	Share price	-	$1.06	$20.1	Share price	-	$1.06
Private equity security(1)	NR	Share price of most recent transaction	$9.5	Share price	-	$290.96	$10.4	Share price	-	$290.96
Private equity security(1)	NR	Share price of most recent transaction	$16.1	Share price	-	$0.13	$15.8	Share price	-	$0.13
Private equity security(1)	NR	Share price of most recent transaction	$21.0	Share price	-	$1.00	N/A	N/A		N/A
Convertible preferred security(1)	NR	Multiple of EBITDA	$4.5	EBITDA multiple	-	6.00	$3.8	EBITDA multiple	-	6.00
Convertible preferred security(1)	NR	Share price of most recent transaction	N/A	N/A		N/A	$4.5	Share price	-	$0.71
Debt security issued by corporation(1)	NR	Discounted cash flow	N/A	N/A		N/A	$5.6	Illiquidity discount(3)	-	10%
Asset-backed security(1)	A	Broker pricing	$7.4	Broker quote		N/A	N/A	N/A		N/A
Surplus notes:	NR
- Seller priority		Discounted cash flow	$45.4	Discount rate (4)	-	10.2%	$44.0	Discount rate (4)	-	9.3%
			Timing of interest payments(5)		-	5 years	Timing of interest payments(5)		-	5 years
			Timing of principal payments(5)		-	10 years	Timing of principal payments(5)		-	10 years
- Pari passu		Discounted cash flow	$20.9	Discount rate(5)	-	15.5%	$21.1	Discount rate(5)	-	13.5%
			Timing of interest payments(6)		-	5 years	Timing of interest payments(6)		-	5 years
			Timing of principal payments(6)		-	15 years	Timing of principal payments(6)		-	10 years
(1) As of June 30, 2015, consists of 1 security.
(2) Credit ratings are assigned based on the following hierarchy: 1) Standard and Poor's and 2) Moody’s.
(3) Judgmentally determined based on the Company’s limited trading ability of the issuer.
(4) Stochastic modeling supporting the fair value estimation indicates that the average percentage of discounted payments missed on the seller priority note is roughly equivalent to that of a conventional debt security with a credit rating of ‘B’. The corresponding credit spread increased by an additional 250 bps to reflect both a liquidity discount for a private debt instrument and regulatory payment approval uncertainty, was added to the treasury rate to determine the discount rate for the pari passu note.
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
The following table shows the change in goodwill and other intangible assets:

	Three Months Ended June 30,
Millions	2015		2014
	Goodwill	Other intangible assets	Goodwill	Other intangible assets
Beginning balance	$169.2	$193.4	$23.8	$62.4
Acquisitions of businesses	—	—	—	—
Dispositions of businesses	—	—	—	—
Amortization, including foreign currency translation	—	(7.0)	—	(2.6)
Ending balance	$169.2	$186.4	$23.8	$59.8

	Six Months Ended June 30,
Millions	2015		2014
	Goodwill	Other intangible assets	Goodwill	Other intangible assets
Beginning balance	$168.9	$197.5	$—	$20.7
Acquisitions of businesses	.3	2.8	23.8	42.4
Dispositions of businesses	—	—	—	(.4)
Amortization, including foreign currency translation	—	(13.9)	—	(2.9)
Ending balance	$169.2	$186.4	$23.8	$59.8

Note 7.  Debt and Standby Letter of Credit Facilities

White Mountains’s debt outstanding as of June 30, 2015 and December 31, 2014 consisted of the following:

Millions	June 30, 2015	December 31, 2014
2012 OBH Senior Notes, at face value	$275.0	$275.0
Unamortized original issue discount	(.3)	(.3)
2012 OBH Senior Notes, carrying value	274.7	274.7
SIG Senior Notes, at face value	400.0	400.0
Unamortized original issue discount	(.3)	(.3)
SIG Senior Notes, carrying value	399.7	399.7
WTM Bank Facility	—	—
Tranzact Bank Facility	70.6	68.7
Unamortized issuance cost	(1.3)	(1.3)
Tranzact Bank Facility, carrying value	69.3	67.4
Other debt	4.8	4.8
Total debt	$748.5	$746.6

WTM Bank Facility
On August 14, 2013, White Mountains entered into a revolving credit facility with a syndicate of lenders administered by Wells Fargo Bank, N.A., which has a total commitment of $425.0 million and has a maturity date of August 14, 2018 (the “WTM Bank Facility”). In June 2015, White Mountains borrowed and repaid a total of $15.0 million under the WTM Bank Facility at a blended interest rate of 3.65%. As of June 30, 2015, the WTM Bank Facility was undrawn.
The WTM Bank Facility contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards.

Tranzact Bank Facility
On October 10, 2014, Tranzact entered into a secured credit facility with a syndicate of lenders administered by the PrivateBank and Trust Company (the “Tranzact Bank Facility”). The term of the credit facility ends on October 10, 2019. The Tranzact Bank Facility has a total commitment of $82.0 million, which consists of a $70.0 million term loan facility and a $12.0 million revolving facility. During the first six months ended June 30, 2015, Tranzact borrowed $4.5 million under the revolving facility and during the three and six months ended June 30, 2015, Tranzact repaid a total of $1.3 million and $2.6 million under the term loan portion. As of June 30, 2015, the total amount outstanding under the Tranzact Bank Facility was $70.6 million.
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

Debt and Standby Letter of Credit Facility Covenants
At June 30, 2015, White Mountains was in compliance with all of the covenants under the WTM Bank Facility, the OneBeacon U.S. Holdings, Inc. (“OBH”) Senior Notes, the Sirius International Group, Ltd. (“SIG”) Senior Notes, the Tranzact Bank Facility, the Nordea facility and the Lloyd’s Bank facility.

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
White Mountains’s income tax benefit for the three months ended June 30, 2015 represented an effective tax rate of 46.6%. White Mountains’s income tax expense for the six months ended for June 30, 2015 represented an effective tax rate of 27.5%. White Mountains’s income tax expense for the three and six months ended for June 30, 2014 represented effective tax rates of 22.4% and 25.0%. The effective tax rate for the three months ended June 30, 2015 was higher than the U.S. statutory rate of 35% primarily due to changes in forecasted earnings by jurisdiction. The effective tax rates for the six months ended June 30, 2015 and the three and six months ended 2014 were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions with lower tax rates than the United States.
In arriving at the effective tax rate for the three and six months ended June 30, 2015 and 2014, White Mountains forecasted all income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2015 and 2014.
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
On July 28, 2011, the IRS commenced an examination of the income tax returns for 2007, 2008 and 2009 for certain U.S. subsidiaries of OneBeacon.  On July 17, 2013, OneBeacon received a revised Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2007, 2008 and 2009. The estimated total assessment, including interest, utilization of alternative minimum and foreign tax credit carryovers and capital loss carrybacks, is $74.8 million. However, $60.2 million of the proposed adjustments relate to items for which the expense deduction has been disallowed in a year being examined, but ultimate deductibility is highly certain to occur in a later period. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of these deductions in the exam period would not affect the effective tax rate, but would accelerate the payment of cash to the taxing authority. White Mountains disagrees with the adjustments proposed by the IRS and is defending its position. Although the timing of the resolution of these issues is uncertain, it is reasonably possible that the resolution could occur within the next twelve months. White Mountains does not expect the resolution of this examination to result in a material adverse change to its financial position results of operations and cash flows.
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

Note 9. Derivatives

Variable Annuity Reinsurance
White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. At June 30, 2015 and December 31, 2014, the total guarantee value was approximately ¥100.7 billion (approximately $0.8 billion at exchange rates on that date) and ¥134.2 billion (approximately $1.1 billion at exchange rates on that date), respectively. The collective account values of the underlying variable annuities were approximately 113% of the guarantee value at both June 30, 2015 and December 31, 2014.  During the second quarter of 2015, the variable annuity contracts reinsured by WM Life Re began to mature.  WMLife Re is in runoff, an all of its contracts will mature by June 30, 2016.
The following table summarizes the pre-tax operating results of WM Life Re for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2015	2014	2015	2014
Fees, included in other revenue	$2.6	$5.1	$5.6	$10.5
Change in fair value of variable annuity liability, included in other revenue	.7	22.0	1.1	20.7
Change in fair value of derivatives, included in other revenue	(2.3)	(26.2)	(7.8)	(32.7)
Foreign exchange, included in other revenue	—	.2	(1.2)	.5
Other investment income and (losses) gains	(.1)	.2	(.2)	.5
Total revenue	.9	1.3	(2.5)	(.5)
Change in fair value of variable annuity death benefit liabilities, included in other general and administrative expenses	—	.3	—	.3
Death benefit claims paid, included in general and administrative expenses	(.1)	(.1)	—	(.1)
General and administrative expenses	(.9)	(1.0)	(2.3)	(2.4)
Pre-tax loss	$(.1)	$.5	$(4.8)	$(2.7)

The following summarizes realized and unrealized derivative gains (losses) recognized in other revenue for the three and six months ended June 30, 2015 and 2014 and the carrying values, included in other assets, at June 30, 2015 and December 31, 2014 by type of instrument:

	Gains (losses)				Carrying Value
	Three Months Ended		Six Months Ended		As of
	June 30,		June 30,		June 30, 2015	December 31, 2014
Millions	2015	2014	2015	2014
Fixed income/interest rate	$(5.9)	$(5.6)	$3.4	$(12.0)	$(.1)	$(1.7)
Foreign exchange	9.2	(6.4)	(2.9)	(12.9)	29.0	44.1
Equity	(5.6)	(14.2)	(8.3)	(7.8)	6.8	14.0
Total	$(2.3)	$(26.2)	$(7.8)	$(32.7)	$35.7	$56.4

The following tables summarize the changes in White Mountains’s variable annuity reinsurance liabilities and derivative instruments for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015
	Variable Annuity Assets	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total
Beginning of period	$1.1	$17.0	$31.2	$(1.2)	$47.0
Purchases	—	—	—	—	—
Realized and unrealized gains (losses)	.7	(8.3)	.6	5.4	(2.3)
Transfers in	—	—	—	—	—
Sales/settlements	—	(.4)	.7	(9.3)	(9.0)
End of period	$1.8	$8.3	$32.5	$(5.1)	$35.7

	Six Months Ended June 30, 2015
	Variable Annuity Assets	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total
Beginning of period	$.7	$18.9	$33.8	$3.7	$56.4
Purchases	—	—	—	—	—
Realized and unrealized gains (losses)	1.1	(9.0)	(5.9)	7.1	(7.8)
Transfers in	—	—	—	—	—
Sales/settlements	—	(1.6)	4.6	(15.9)	(12.9)
End of period	$1.8	$8.3	$32.5	$(5.1)	$35.7

	Three Months Ended June 30, 2014
	Variable Annuity Assets	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total
Beginning of period	$(54.1)	$64.1	$25.1	$.4	$89.6
Purchases	—	—	—	—	—
Realized and unrealized gains (losses)	22.3	(10.6)	(15.5)	(.1)	(26.2)
Transfers in	—	—	—	—	—
Sales/settlements	—	(.2)	12.7	(1.1)	11.4
End of period	$(31.8)	$53.3	$22.3	$(.8)	$74.8

	Six Months Ended June 30, 2014
	Variable Annuity (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total
Beginning of period	$(52.8)	$63.4	$4.7	$1.1	$69.2
Purchases	—	—	—	—	—
Realized and unrealized gains (losses)	21.0	(9.9)	(22.5)	(.3)	(32.7)
Transfers in	—	—	—	—	—
Sales/settlements	—	(.2)	40.1	(1.6)	38.3
End of period	$(31.8)	$53.3	$22.3	$(.8)	$74.8
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

In addition to derivative instruments, WM Life Re held cash and fixed maturity investments posted as collateral to its variable annuity reinsurance counterparties.  The total collateral includes the following:

Millions	June 30, 2015	December 31, 2014	June 30, 2014
Cash	$20.9	$23.7	$27.8
Fixed maturity investments	4.4	9.5	14.5
Total	$25.3	$33.2	$42.3

Collateral in the form of fixed maturity securities consists of Government of Japan Bonds, which are recorded at fair value. Collateral in the form of short-term investments consists of money-market instruments, carried at amortized cost, which approximates fair value.
All of White Mountains’s variable annuity reinsurance liabilities were classified as Level 3 measurements at June 30, 2015 and 2014. The fair value of White Mountains’s variable annuity reinsurance liabilities are estimated using actuarial and capital market assumptions related to the projected discounted cash flows over the term of the reinsurance agreement. Actuarial assumptions regarding future policyholder behavior, including surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimates. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as the variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value estimates. Generally, the liabilities associated with these guarantees increase with declines in the equity markets, interest rates and currencies against the Japanese yen, as well as with increases in market volatilities. White Mountains uses derivative instruments, including put options, interest rate swaps, total return swaps on bond and equity indices and forwards and futures contracts on major equity indices, currency pairs and government bonds, to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. The types of inputs used to estimate the fair value of these derivative instruments, with the exception of actuarial assumptions regarding policyholder behavior and risk margins, are generally the same as those used to estimate the fair value of variable annuity liabilities.
The following summarizes quantitative information about significant unobservable inputs associated with the fair value estimates for variable annuity reinsurance liabilities and derivative instruments that have been classified as Level 3 measurements:

($ in Millions)	June 30, 2015
Description	Fair Value	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Variable annuity benefit guarantee liabilities	$(1.8)	Discounted cash flows	Surrenders
			0-1 year	0.1%	-	40.0%	40.0%
			Mortality	0.0%	-	6.4%	1.1%
			Foreign exchange volatilities
			0-1 year	10.6%	-	16.1%	12.8%
			Index volatilities
			0-1 year	24.5%	-	27.9%	26.3%
Foreign exchange options	$2.7	Counterparty valuations, adjusted for unwind quote discount	Adjustment to counterparty valuations	0.5%	-	11.6%	5.3%

Equity index options	$5.6	Counterparty valuations, adjusted for unwind quote discount	Adjustment to counterparty valuations	(0.7)%	-	6.5%	1.5%

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

In the case of exchange traded instruments, WM Life Re has exposure to credit risk for amounts uncollateralized by margin balances. WM Life Re has entered into master netting agreements with certain of its counterparties whereby the collateral provided (held) is calculated on a net basis. The following summarizes amounts offset under master netting agreements:

	June 30, 2015			December 31, 2014
Millions	Gross asset amounts before offsets(1)	Gross liability amounts offset under master netting arrangements	Net amounts recognized in Other Assets	Gross asset amounts before offsets(1)	Gross liability amounts offset under master netting arrangements	Net amounts recognized in Other Assets
Interest rate contracts
OTC	$2.2	$(2.1)	$0.1	$1.0	$(5.4)	$(4.4)
Exchange traded	.2	(.6)	(.4)	2.8	(.1)	2.7
Foreign exchange contracts
OTC	31.6	—	31.6	45.5	—	45.5
Exchange traded	—	(2.3)	(2.3)	—	(1.4)	(1.4)
Equity contracts
OTC	10.2	(1.2)	9.0	11.7	(.2)	11.5
Exchange traded	—	(2.2)	(2.2)	3.4	(.9)	2.5
Total(2)	$44.2	$(8.4)	$35.8	$64.4	$(8.0)	$56.4
(1) Amount equal to fair value of instrument as recognized in other assets
(2) All derivative instruments held by WM Life Re are subject to master netting arrangements.

The following summarizes the value, collateral held or provided by WM Life Re and net exposure to credit losses on OTC and exchange traded derivative instruments by counterparty recorded within other assets:

	June 30, 2015
Millions	Net amount of assets reflected in Balance Sheet	Collateral provided to counterparty - Cash	Collateral provided to counter-party - Financial Instruments	Net amount of exposure after effect of collateral provided	Excess collateral provided to counter-party- Cash	Excess collateral provided - Financial Instruments	Counter-party collateral held by WMLife Re - Cash	Net amount of exposure to counter-party	Standard & Poor's Rating(1)
Bank of America	$2.0	$—	$—	$2.0	$—	$—	$—	$2.0	A
Barclays	—	—	—	—	—	—	—	—	A
JP Morgan	16.8	—	—	16.8	—	—	6.5	10.3	A	+
Royal Bank of Scotland	1.0	—	—	1.0	—	—	—	1.0	A	-
Nomura	(.3)	.3	—	—	4.9	4.4	—	9.3	BBB	+
Citigroup - OTC	21.3	—	—	21.3	—	—	4.9	16.4	A
Citigroup - Exchange Traded	(5.0)	5.0	—	—	10.7	—	—	10.7	A
Total	$35.8	$5.3	$—	$41.1	$15.6	$4.4	$11.4	$49.7

	December 31, 2014
Millions	Net amount of assets reflected in Balance Sheet	Collateral provided to counter-party - Cash	Collateral provided to counter-party - Financial Instruments	Net amount of exposure after effect of collateral provided	Excess collateral provided to counter-party- Cash	Excess collateral provided - Financial Instruments	Counter-party collateral held by WMLife Re- Cash	Net amount of exposure to counter-party	Standard & Poor's Rating(1)
Bank of America	$5.6	$—	$—	$5.6	$—	$—	$—	$5.6	A
Barclays	.1	—	—	.1	—	—	—	.1	A
JP Morgan	24.3	—	—	24.3	—	—	8.8	15.5	A	+
Royal Bank of Scotland	4.0	—	—	4.0	—	—	—	4.0	A
Nomura	(3.5)	3.5	—	—	1.7	9.5	—	11.2	BBB	+
Citigroup - OTC	22.2	—	—	22.2	—	—	1.1	21.1	A
Citigroup - Exchange Traded	3.7	—	—	3.7	16.0	—	—	19.7	A
Total	$56.4	$3.5	$—	$59.9	$17.7	$9.5	$9.9	$77.2
(1) Standard & Poor’s ratings as detailed above are: “A+” (Strong, which is the fifth highest of twenty-three creditworthiness ratings), “A” (Strong, which is the sixth highest of twenty-three creditworthiness ratings), “A-” (Strong, which is the seventh highest of twenty-three creditworthiness ratings) and
“BBB+” (Adequate, which is the eighth highest of twenty-three creditworthiness ratings).

Forward Contracts
White Mountains has entered into currency forward contracts at Sirius Group. White Mountains monitors its exposure to foreign currency and adjusts its forward positions within the risk guidelines and ranges established by senior management for each currency, as necessary. While White Mountains actively manages its forward positions, mismatches between movements in foreign currency rates and its forward contracts may result in currency positions being outside the pre-defined ranges and/or foreign currency losses. At June 30, 2015, White Mountains held approximately $31.9 million (SEK 262.7 million) total gross notional value of foreign currency forward contracts.
All of White Mountains’s forward contracts are traded over-the-counter. The fair value of the contracts has been estimated using OTC quotes for similar instruments and accordingly, the measurements have been classified as Level 2 measurements at June 30, 2015.
The net realized and unrealized derivative losses recognized in net realized and unrealized investment gains (losses) for both the three and six months ended June 30, 2015 was $0.4 million. The net realized and unrealized derivative losses recognized in net realized and unrealized investment gains (losses) for the three and six months ended June 30, 2014 was break-even million and $(0.1) million.
All of White Mountains’s forward contracts are subject to master netting agreements. As of June 30, 2015 and December 31, 2014, the gross liability amount offset under master netting arrangements and the net amount recognized in other investments approximately offset each other.

White Mountains does not hold or provide any collateral for the forward contracts.  The following table summarizes the notional amounts and uncollateralized balances associated with forward currency contracts:

	June 30, 2015			December 31, 2014
Millions	Notional Amount	Carrying Value	Standard & Poor's Rating(1)	Notional Amount	Carrying Value
Barclays Bank Plc	$.8	$—	A-	$2.1	$—
Deutsche Bank	8.5	—	BBB+	—	—
Goldman Sachs	5.0	(.1)	AA-	8.7	—
HSBC Bank Plc	12.0	(.1)	AA-	11.2	—
JP Morgan	1.2	—	A	5.7	—
Royal Bank of Canada	4.4	—	AA-	5.4	—
Total	$31.9	$(.2)		$33.1	$—
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
The Interest Rate Cap does not qualify for hedge accounting. It is recorded in other assets at fair value. Changes in fair value are recognized within other revenue. Collateral held is recorded within short-term investments with an equal amount recognized as a liability to return collateral. The fair value of the Interest Rate Cap has been estimated using a single broker quote and accordingly, has been classified as a Level 3 measurement at June 30, 2015.
The following tables summarize the changes in the fair value of the Interest Rate Cap for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2015	2014	2015	2014
Beginning of period	$3.1	$8.2	$4.1	$11.1
Net realized and unrealized gains (losses)	.2	(2.0)	(.8)	(4.9)
End of period	$3.3	$6.2	$3.3	$6.2

White Mountains does not provide any collateral to the interest rate counterparties. Under the terms of the Interest Rate Cap, White Mountains holds collateral in respect of future amounts due. White Mountains’s liability to return that collateral is based on the amounts provided by the counterparty and investment earnings thereon.

The following table summarizes the Interest Rate Cap collateral balances held by White Mountains and ratings by counterparty:

	June 30, 2015
Millions	Collateral Balances Held	Standard & Poor’s Rating(1)
Barclays Bank Plc	$2.3	A-
Nordea Bank Finland Plc	1.0	AA-
Total	$3.3
(1) Standard & Poor’s ratings as detailed above are: “AA-” (Very Strong, which is the fourth highest of twenty-three creditworthiness ratings) and “A-” (Strong, which is the seventh highest of twenty-three creditworthiness ratings).

Weather Derivatives
For the three and six months ended June 30, 2015, Sirius Group recognized $2.3 million and $3.1 million of net gains on its weather and weather contingent derivatives portfolio. For the three and six months ended June 30, 2014, Sirius Group recognized $1.0 million and $0.6 million of net losses on its weather and weather contingent derivatives portfolio. The fair values of the assumed contracts are subject to change in the near-term and reflect management’s best estimate based on various factors including, but not limited to, observed and forecasted weather conditions, changes in interest or foreign currency exchange rates and other market factors. Estimating the fair value of derivative instruments that do not have quoted market prices requires management’s judgment in determining amounts that could reasonably be expected to be received from or paid to a third party to settle the contracts. Such amounts could be materially different from the amounts that might be realized in an actual transaction to settle the contract with a third party. Because of the significance of the unobservable inputs used to estimate the fair value of Sirius Group’s weather risk contracts, the fair value measurements of the contracts are deemed to be Level 3 measurements in the fair value hierarchy.

Tranzact Interest Rate Swap
Tranzact has a $70.0 million term loan facility that carries a variable rate equal to the U.S. dollar LIBOR rate, plus an applicable margin. At June 30, 2015, the variable interest rate on the term loan was 4.185%, including a margin over LIBOR of 4.0%. Effective October 10, 2014, to effectively fix the rate it pays on this term loan, Tranzact entered into an interest rate swap agreement with a notional amount of $70.0 million at inception, which decreases over the term of the swap by amounts equivalent to scheduled principal repayments made on Tranzact’s term loan. As of June 30, 2015, the notional amount was $66.1 million. Under the terms of the swap agreement, Tranzact pays a fixed rate of 1.34% and receives a variable rate, which is reset monthly, based on the then-current U.S. dollar LIBOR rate. The variable rate received by Tranzact under the swap agreement was 0.1518% at inception and 0.1866% at June 30, 2015. The total current effective rate on Tranzact's debt was 5.5% at June 30, 2015.
The swap is measured at fair value with changes therein recognized within other revenues and is accounted for as a non-hedge derivative instrument. As of June 30, 2015, the estimated fair value of the swap was $(0.2) million. There are no collateral arrangements associated with the swap.

Foreign Currency Swap
On April 28, 2015, White Mountains executed two foreign currency swaps, each with a notional amount of $50.0 million, maturing on March 20, 2017. Under the first swap, White Mountains pays Swedish krona and receives U.S. dollars. Under the second swap, White Mountains pays Euro and receives U.S. dollars. The swaps, which were executed as part of White Mountains's management of overall foreign currency exposure at Sirius Group, have not been designated or accounted for under hedge accounting. At June 30, 2015, the fair value of the swaps of $(2.7) million was recorded within other assets. Changes in fair value are recognized as unrealized gains or losses and are presented within other revenues. White Mountains does not provide or hold any collateral associated with the swaps.

Note 10. Municipal Bond Guarantee Insurance

In 2012, HG Global was capitalized with $594.5 million from White Mountains and $14.5 million from non-controlling interests to fund BAM, a newly formed mutual municipal bond insurer. As of June 30, 2015, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of BAM surplus notes. Through HG Re, which had statutory capital of $454.6 million at June 30, 2015, HG Global provides first loss reinsurance protection for policies underwritten by BAM of up to 15% of par outstanding, on a per policy basis. HG Re’s obligations to BAM are collateralized in trusts, and there is an aggregate loss limit that is equal to the total assets in the collateral trusts at any point in time.
For the three and six months ended June 30, 2015, HG Global had pre-tax income of $3.1 million and $8.6 million, which included $3.9 million and $7.9 million of interest income on the BAM surplus notes. For the three and six months ended June 30, 2014, HG Global had pre-tax income of $5.0 million and $9.6 million, which included $4.0 million and $7.9 million of interest income on the BAM surplus notes.
For the three and six months ended June 30, 2015, White Mountains reported pre-tax losses of $14.1 million and $22.9 million on BAM that were recorded in net loss attributable to non-controlling interests, which included $3.9 million and $7.9 million of interest expense on the BAM surplus notes. For the three and six months ended June 30, 2014, White Mountains reported pre-tax losses of $8.0 million and $16.6 million on BAM that were recorded in net loss attributable to non-controlling interests, which included $4.0 million and $7.9 million of interest expense on the BAM surplus notes.
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
The following table provides a schedule of BAM’s insured obligations:

	June 30, 2015	December 31, 2014
Contracts outstanding	2,436	1,750
Remaining weighted average contract period outstanding (in years)	12.7	12.8
Contractual debt service outstanding (in millions):
Par	$17,766.6	$12,362.5
Interest	9,588.1	7,086.9
Total debt service outstanding	$27,354.7	$19,449.4

Gross unearned insurance premiums	$37.1	$27.6

Note 11. Earnings Per Share

White Mountains calculates earnings per share on the two-class method and accordingly, the net income allocable to common shareholders, undistributed net earnings and weighted average number of common shares outstanding exclude amounts associated with restricted shares that are considered participating securities.  Diluted earnings per share amounts are based on the weighted average number of common shares, net of the effect of unvested restricted shares and potentially dilutive common shares outstanding.  The following table outlines the Company’s computation of earnings per share from continuing operations for the three and six months ended June 30, 2015 and 2014. (See Note 17 - “Discontinued Operations”).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic and diluted earnings per share numerators (in millions):
Net income from continuing operations attributable to White Mountains’s common shareholders	$4.6	$92.9	$81.0	$188.9
Allocation of income for unvested restricted common shares	(.1)	(1.2)	(.9)	(2.3)
Dividends declared on participating restricted common shares(1)	—	—	(.1)	(.1)
Total allocation to restricted common shares	(.1)	(1.2)	(1.0)	(2.4)
Net income attributable to White Mountains’s common shareholders, net of restricted common share amounts	$4.5	$91.7	$80.0	$186.5
Undistributed net earnings (in millions):
Net income attributable to White Mountains’s common shareholders, net of restricted common share amounts	$4.5	$91.7	$80.0	$186.5
Dividends declared net of restricted common share amounts(1)	—	—	(5.9)	(6.1)
Total undistributed net earnings, net of restricted common share amounts	$4.5	$91.7	$74.1	$180.4
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	5,985.7	6,162.2	5,982.1	6,166.0
Average unvested restricted shares(2)	(71.4)	(81.3)	(65.2)	(75.9)
Basic earnings per share denominator	5,914.3	6,080.9	5,916.9	6,090.1
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	5,985.7	6,162.2	5,982.1	6,166.0
Average unvested restricted common shares(2)	(71.4)	(81.3)	(65.2)	(75.9)
Average outstanding dilutive options to acquire common shares(3)	—	—	—	—
Diluted earnings per share denominator	5,914.3	6,080.9	5,916.9	6,090.1
Basic earnings per share (in dollars):
Net income attributable to White Mountains’s common shareholders	$.76	$15.08	$13.53	$30.61
Dividends declared and paid	—	—	(1.00)	(1.00)
Undistributed earnings	$.76	$15.08	$12.53	$29.61
Diluted earnings per share (in dollars):
Net income attributable to White Mountains’s common shareholders	$.76	$15.08	$13.53	$30.61
Dividends declared and paid	—	—	(1.00)	(1.00)
Undistributed earnings	$.76	$15.08	$12.53	$29.61
(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(2) Restricted shares outstanding vest either in equal annual installments or upon a stated date. (See Note 15 - “Employee Share-Based Compensation Plans”).
(3) The diluted earnings per share denominator for the three and six months ended June 30, 2015 and 2014 does not include the impact of 125,000 common shares issuable upon exercise of the non-qualified options outstanding as they are anti-dilutive to the calculation.

Note 12. Non-controlling Interests

The following table details the balance of non-controlling interests included in White Mountains’s total equity and the related percentage of each consolidated entity’s total equity owned by non-controlling shareholders as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
$ in millions	Non-controlling Percentage	Non-controlling Equity	Non-controlling Percentage	Non-controlling Equity
OneBeacon Ltd.	24.7%	$255.0	24.7%	$258.4
SIG Preference Shares	100.0	250.0	100.0	250.0

Other, excluding mutuals and reciprocals
HG Global	3.1	17.5	3.1	17.9
MediaAlpha	40.0	21.5	40.0	22.6
Tranzact	36.8	80.3	36.8	88.2
Wobi	4.7	2.3	36.7	5.4
Dewar	31.9	3.5	18.0	3.4
Prospector Offshore Fund	—	—	23.4	31.1
Total other, excluding mutuals and reciprocals		125.1		168.6

Mutuals and reciprocals
BAM	100.0	(131.8)	100.0	(121.9)
SSIE	100.0	(14.4)	100.0	(12.4)
Total non-controlling interests		$483.9		$542.7
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
Significant intercompany transactions among White Mountains’s segments have been eliminated herein. Financial information for White Mountains’s segments follows:

			HG Global/BAM
Millions	OneBeacon	Sirius Group	HG	BAM	Other Operations	Total
Three Months Ended June 30, 2015
Earned insurance and reinsurance premiums	$319.3	$215.5	$.6	$.1	$1.8	$537.3
Net investment income	10.1	9.3	.5	.8	3.1	23.8
Net investment income (loss) - surplus note interest	—	—	3.9	(3.9)	—	—
Net realized and unrealized investment losses	(14.0)	(42.7)	(1.4)	(1.9)	(1.1)	(61.1)
Other (loss) revenue	(1.2)	5.4	—	.2	83.1	87.5
Total revenues	314.2	187.5	3.6	(4.7)	86.9	587.5
Losses and LAE	194.5	92.1	—	—	1.7	288.3
Insurance and reinsurance acquisition expenses	56.4	47.5	.1	.6	.7	105.3
Other underwriting expenses	52.9	27.7	—	.1	—	80.7
General and administrative expenses	4.2	6.8	.4	8.7	88.0	108.1
Interest expense	3.3	6.6	—	—	1.0	10.9
Total expenses	311.3	180.7	.5	9.4	91.4	593.3
Pre-tax income (loss)	$2.9	$6.8	$3.1	$(14.1)	$(4.5)	$(5.8)

			HG Global/BAM
Millions	OneBeacon	Sirius Group	HG	BAM	Other Operations	Total
Six Months Ended June 30, 2015
Earned insurance and reinsurance premiums	$605.9	$420.5	$1.1	$.3	$3.8	$1,031.6
Net investment income	20.6	17.3	.9	1.8	6.5	47.1
Net investment income (loss) - surplus note interest	—	—	7.9	(7.9)	—	—
Net realized and unrealized investment gains (loses)	.2	37.2	(.3)	1.1	4.1	42.3
Other revenue (loss)	(4.3)	(22.0)	—	.3	149.3	123.3
Total revenues	622.4	453.0	9.6	(4.4)	163.7	1,244.3
Losses and LAE	360.4	189.6	—	—	3.7	553.7
Insurance and reinsurance acquisition expenses	107.4	90.1	.2	1.4	1.8	200.9
Other underwriting expenses	108.8	53.2	—	.2	—	162.2
General and administrative expenses	8.3	13.0	.8	16.9	185.5	224.5
Interest expense	6.5	13.4	—	—	2.1	22.0
Total expenses	591.4	359.3	1.0	18.5	193.1	1,163.3
Pre-tax income (loss)	$31.0	$93.7	$8.6	$(22.9)	$(29.4)	$81.0

			HG Global/BAM
Millions	OneBeacon	Sirius Group	HG	BAM	Other Operations	Total
Three Months Ended June 30, 2014
Earned insurance and reinsurance premiums	$290.9	$209.6	$.3	$.1	$2.5	$503.4
Net investment income	12.2	11.8	.3	1.4	3.9	29.6
Net investment income (loss) - surplus note interest	—	—	4.0	(4.0)	—	—
Net realized and unrealized investment gains	21.9	58.4	.9	3.8	28.9	113.9
Other revenue (loss)	1.0	(19.2)	—	.1	24.5	6.4
Total revenues	326.0	260.6	5.5	1.4	59.8	653.3
Losses and LAE	186.1	91.4	—	—	5.2	282.7
Insurance and reinsurance acquisition expenses	49.6	48.8	.1	.5	(.1)	98.9
Other underwriting expenses	51.7	30.2	—	.1	(.1)	81.9
General and administrative expenses	3.6	6.9	.4	8.8	50.6	70.3
Interest expense	3.3	6.6	—	—	.1	10.0
Total expenses	294.3	183.9	.5	9.4	55.7	543.8
Pre-tax income (loss)	$31.7	$76.7	$5.0	$(8.0)	$4.1	$109.5

			HG Global/BAM
Millions	OneBeacon	Sirius Group	HG	BAM	Other Operations	Total
Six Months Ended June 30, 2014
Earned insurance and reinsurance premiums	$567.4	$425.1	$.5	$.2	$3.8	$997.0
Net investment income	22.6	20.5	.6	2.8	7.8	54.3
Net investment income (loss) - surplus note interest	—	—	7.9	(7.9)	—	—
Net realized and unrealized investment gains	40.8	86.5	1.6	6.8	42.0	177.7
Other revenue (loss)	2.0	(24.5)	—	.3	25.2	3.0
Total revenues	632.8	507.6	10.6	2.2	78.8	1,232.0
Losses and LAE	335.5	170.2	—	—	6.3	512.0
Insurance and reinsurance acquisition expenses	96.3	96.2	.2	.9	.4	194.0
Other underwriting expenses	101.1	62.0	—	.2	—	163.3
General and administrative expenses	6.9	15.3	.8	17.7	79.9	120.6
Interest expense	6.5	13.2	—	—	.4	20.1
Total expenses	546.3	356.9	1.0	18.8	87.0	1,010.0
Pre-tax income (loss)	$86.5	$150.7	$9.6	$(16.6)	$(8.2)	$222.0

Note 14. Investments in Unconsolidated Affiliates

White Mountains’s investments in unconsolidated affiliates represent investments in other companies in which White Mountains has a significant voting and economic interest but does not control the entity.

Millions	June 30, 2015	December 31, 2014
Symetra common shares	$395.2	$373.8
Unrealized gains from Symetra’s fixed maturity portfolio	2.0	37.6
Carrying value of Symetra common shares	397.2	411.4
Hamer	—	3.0
Total investments in unconsolidated affiliates	$397.2	$414.4

Symetra
On June 30, 2015, pursuant to the redemption of White Mountains's investments in the Prospector Funds, 513,500 common shares of Symetra were distributed to White Mountains. At June 30, 2015 and December 31, 2014, White Mountains owned 20,562,379 and 20,048,879 common shares of Symetra Financial Corporation (“Symetra”), a 17.71% and 17.31% common share ownership. White Mountains accounts for its investment in common shares of Symetra using the equity method. During the three and six months ended June 30, 2015, White Mountains received cash dividends from Symetra of $2.2 million and $4.4 million on its common share investment that were recorded as a reduction of White Mountains’s investment in Symetra. During the three and six months ended June 30, 2014, White Mountains received cash dividends from Symetra of $2.0 million and $4.0 million.

As of December 31, 2011, White Mountains concluded that its investment in Symetra common shares was other-than-temporarily impaired and wrote down the GAAP book value of the investment to its estimated fair value of $261.0 million or $15 per share.  This impairment, as well as the effect of Symetra capital transactions, has resulted in a basis difference between the GAAP carrying value of White Mountains’s investment in Symetra common shares and the amount derived by multiplying the percentage of White Mountains common share ownership by Symetra’s total GAAP equity. As of June 30, 2015, the pre-tax unamortized basis difference was $164.1 million, of which $33.0 million is attributable to equity in earnings of unconsolidated affiliates and $131.1 million is attributable to equity in net unrealized gains of unconsolidated affiliates. As of December 31, 2014, the pre-tax unamortized basis difference was $170.4 million, of which $36.4 million is attributable to equity in earnings of unconsolidated affiliates and $134.0 million is attributable to equity in net unrealized gains of unconsolidated affiliates.
The pre-tax basis difference is being amortized over a 30-year period with a weighted average of 28-years remaining. The amortization is based on estimated future cash flows associated with Symetra’s underlying assets and liabilities to which the basis differences have been attributed. White Mountains continues to record its equity in Symetra's earnings and net unrealized gains (losses). In addition, White Mountains recognizes the amortization of the basis difference through equity in earnings of unconsolidated affiliates and equity in net unrealized gains (losses) from investments in unconsolidated affiliates consistent with the original attribution of the basis differences between equity in earnings and equity in net unrealized gains (losses). For the three and six months ended June 30, 2015, White Mountains recognized after-tax amortization of $0.7 million and $1.4 million through equity in earnings of unconsolidated affiliates and $2.7 million and $5.5 million through equity in net unrealized gains from investments in unconsolidated affiliates. For the three and six months ended June 30, 2014, White Mountains recognized after-tax amortization of $0.7 million and $1.4 million through equity in earnings of unconsolidated affiliates and $2.9 million and $5.8 million through equity in net unrealized gains from investments in unconsolidated affiliates.
The following table summarizes amounts recorded by White Mountains relating to its investment in Symetra for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2015	2014	2015	2014
Carrying value of investment in Symetra at beginning of period	$447.3	$369.0	$411.4	$317.3
Equity in earnings (1)(2)	6.1	13.1	13.3	27.5
Equity in net unrealized (losses) gains from Symetra’s fixed maturity portfolio (3)	(66.4)	35.4	(35.5)	74.7
Dividends received	(2.2)	(2.0)	(4.4)	(4.0)
Distribution from Prospector Offshore Fund	12.4	—	12.4	—
Carrying value of investment in Symetra at end of period(4)(5)	$397.2	$415.5	$397.2	$415.5
(1) For the three months ended June 30, 2015 and 2014, equity in earnings excludes tax expense of $0.4 and $0.9. For the six months ended June 30, 2015 and 2014, equity in earnings excludes tax expense of $0.8 and $1.9.
(2) For the three months ended June 30, 2015 and 2014, equity in earnings includes $0.7 and $0.7 increase relating to the pre-tax amortization of the Symetra common share basis difference. For the six months ended June 30, 2015 and 2014, equity in earnings includes $1.4 and $1.5 increase relating to the pre-tax amortization of the Symetra common share basis difference.
(3) For the three months ended June 30, 2015 and 2014, net unrealized gains includes $2.8 and $3.1 increase relating to the pre-tax amortization of the Symetra common share basis difference. For the six months ended June 30, 2015 and 2014, net unrealized gains includes $5.7 and $6.3 increase relating to the pre-tax amortization of the Symetra common share basis difference.
(4) Includes White Mountains’s equity in net unrealized gains from Symetra’s fixed maturity portfolio of $2.0 and $31.1 as of June 30, 2015 and 2014, which excludes tax expense of $0.0 and $2.1.
(5) The aggregate value of White Mountains’s investment in common shares of Symetra was $497.0 based upon the quoted market price of $24.17 per share at June 30, 2015.

Hamer
On May 27, 2015, White Mountains sold its interest in Hamer LLC, which resulted in a gain of $20.0 million recorded in other revenue. Prior to the sale, White Mountains recorded equity in earnings of $1.1 million and $1.6 million for the three and six months ended June 30, 2015 and $0.4 million and $0.8 million for the three and six months ended June 30, 2014.

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

Share-Based Compensation Based on White Mountains Common Shares

WTM Performance Shares
Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Awards generally vest at the end of a three-year period, are subject to the attainment of pre-specified performance goals, and are valued based on the market value of common shares at the time awards are paid.  The following table summarizes performance share activity for the three and six months ended June 30, 2015 and 2014 for performance shares granted under the WTM Incentive Plan:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	116,396	$27.6	127,537	$42.3	123,549	$48.1	119,220	$60.2
Shares paid or expired(1)	—	—	—	—	(37,977)	(27.3)	(37,130)	(26.7)
New grants	750	—	—	—	31,390	—	45,660	—
Assumed forfeitures and cancellations(2)	(19)	(.1)	—	(.2)	165.5		(213)	.2
Expense recognized	—	3.6	—	8.4	—	9.8	—	16.8
End of period	117,127	$31.1	127,537	$50.5	117,127	$31.1	127,537	$50.5
(1) WTM performance share payments in 2015 for the 2012-2014 performance cycle ranged from 91% to 145.5% of target.  WTM performance share payments in 2014 for the 2011-2013 performance cycle ranged from 88% to 131.5% of target.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.

For the 2012-2014 performance cycle, all performance shares earned were settled in cash. For the 2011-2013 performance cycle, the Company issued common shares for 3,570 performance shares earned and all other performance shares earned were settled in cash
If the outstanding WTM performance shares had vested on June 30, 2015, the total additional compensation cost to be recognized would have been $25.9 million, based on accrual factors at June 30, 2015 (common share price and payout assumptions).

Performance Shares granted under the WTM Incentive Plan
The following table summarizes performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan at June 30, 2015 for each performance cycle:

Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2015 – 2017	31,390	$3.4
2014 – 2016	41,937	5.1
2013 – 2015	46,803	23.4
Sub-total	120,130	31.9
Assumed forfeitures	(3,003)	(.8)
Total at June 30, 2015	117,127	$31.1

Restricted Shares
The following table summarizes the unrecognized compensation cost associated with the outstanding restricted share awards for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	71,125	$26.5	81,325	$24.8	83,314	$14.3	94,130	$17.0
Issued	750.5		—	—	23,640	15.7	20,400	11.8
Vested	—	—	—	—	(35,079)	—	(33,205)	—
Forfeited	—	—	—	—	—	—	—	—
Expense recognized	—	(3.8)	—	(3.9)	—	(6.8)	—	(7.9)
End of period	71,875	$23.2	81,325	$20.9	71,875	$23.2	81,325	$20.9

During the first six months of 2015, White Mountains issued 23,640 restricted shares that vest on January 1, 2018. During the first six months of 2014, White Mountains issued 20,400 restricted shares that vest on January 1, 2017. The unrecognized compensation cost at June 30, 2015 is expected to be recognized ratably over the remaining vesting periods.

Share-Based Compensation Based on OneBeacon Ltd. Common Shares

The OneBeacon Long-Term Incentive Plan (the “OneBeacon Incentive Plan”) provides for grants to key employees of OneBeacon various types of share-based and non share-based incentive awards.  OneBeacon’s share-based incentive awards include OneBeacon performance shares and restricted shares.

OneBeacon Performance Shares
OneBeacon performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash.  OneBeacon performance share awards generally vest at the end of a three-year period, are subject to the attainment of pre-specified performance goals, and are valued based on the market value of OneBeacon Ltd. common shares at the time awards are paid.  The following table summarizes performance share activity for the three and six months ended June 30, 2015 and 2014 for OneBeacon performance shares granted under the OneBeacon Incentive Plan:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	462,147	$2.1	512,938	$3.6	517,470	$3.4	493,421	$4.0
Shares paid or expired(1)	—	—	—	—	(181,290)	(1.5)	(142,138)	(1.0)
New grants	—	—	—	—	154,887	—	165,800	—
Assumed forfeitures and cancellations(2)	—	—	—	—	(28,920)	—	(4,145)	—
Expense recognized	—	.3	—	.8	—	.5	—	1.4
End of period	462,147	$2.4	512,938	$4.4	462,147	$2.4	512,938	$4.4
(1) OneBeacon performance share payments in 2015 for the 2012-2014 performance cycle were at 45.7% of target. OneBeacon performance share payments in 2014 for the 2011-2013 performance cycle were at 37.1% of target.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.

If the outstanding OneBeacon performance shares had been vested on June 30, 2015, the total additional compensation cost to be recognized would have been $2.8 million, based on accrual factors at June 30, 2015 (common share price, accumulated dividends and payout assumptions).

The following table summarizes OneBeacon performance shares outstanding awarded under the OneBeacon Incentive Plan at June 30, 2015 for each performance cycle:

Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2015 – 2017	154,887	$.3
2014 – 2016	151,810.6
2013 – 2015	167,300	1.5
Sub-total	473,997	2.4
Assumed forfeitures	(11,850)	—
Total at June 30, 2015	462,147	$2.4

OneBeacon Restricted Shares
 The following table summarizes the unrecognized compensation cost associated with the outstanding OneBeacon restricted stock awards for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	390,950	$4.0	612,500	$5.7	612,500	$3.5	915,000	$6.5
Issued	—	—	—	—	75,950	1.1	—	—
Vested	—	—	—	—	(296,000)	—	(300,000)	—
Forfeited	—	—	—	—	(1,500)	—	(2,500)	—
Expense recognized	—	(.5)	—	(.8)	—	(1.1)	—	(1.6)
End of period	390,950	$3.5	612,500	$4.9	390,950	$3.5	612,500	$4.9

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
The unrecognized compensation cost at June 30, 2015 is expected to be recognized ratably over the remaining vesting periods.

OneBeacon Restricted Stock Units
During the first six months of 2015, the OneBeacon Compensation Committee awarded to certain employees 214,430 restricted stock units (“RSUs”), of which, net of forfeiture assumptions, 209,369 were outstanding as of June 30, 2015. The RSUs are scheduled to vest on January 1, 2018 and will be paid out in cash or shares at the discretion of the OneBeacon Compensation Committee. For the three and six months ended June 30, 2015, the expense associated with the RSUs was $0.3 million and $0.4 million.

Note 16. Fair Value of Financial Instruments

White Mountains accounts for its financial instruments at fair value with the exception of the OBH Senior Notes and the SIG Senior Notes, which are recorded as debt at face value less unamortized original issue discount, and the SIG Preference Shares, which are recorded as non-controlling interest at face value.
The following table summarizes the fair value and carrying value of financial instruments as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
2012 OBH Senior Notes	$280.4	$274.7	$286.0	$274.7
SIG Senior Notes	437.8	399.7	437.8	399.7
SIG Preference Shares	261.8	250.0	260.0	250.0
Tranzact Bank Facility	70.2	70.6	68.7	68.7

The fair value estimate for the 2012 OBH Senior Notes has been determined using quoted market prices. The 2012 OBH Senior Notes are considered a Level 2 measurement based upon the volume and frequency of observable transactions. The fair value estimates for the SIG Senior Notes and the SIG Preference Shares have been determined based on indicative broker quotes and are considered to be Level 3 measurements. The fair value estimate for the Tranzact Bank Facility has been determined based on a discounted cash flows approach and is considered to be a Level 3 measurement.

Note 17. Discontinued Operations

For the three months ended June 30, 2015, White Mountains recorded a net loss from sale of discontinued operations of $0.1 million, which was primarily related to a tax payment of $0.3 million to Allstate pursuant to the Esurance sale and post-closing expenses incurred in connection with the Runoff Business, offset by a $0.3 million gain related to an adjustment to the estimated loss on sale from the Runoff Transaction, which includes the final settlement of certain post-closing items. The six months ended June 30, 2015 also included a net gain from sale of discontinued operations of $8.0 million, which is primarily related to the favorable loss reserve development on loss reserves transferred in the sale of Esurance and Answer Financial. See “Esurance” in Note 18.
For both the three and six months ended June 30, 2014, White Mountains recorded a net gain from sale of discontinued operations of $2.7 million, primarily due to an interim payment on the favorable development on loss reserves transferred with the sale of Esurance and Answer Financial. The gain from sale of discontinued operations for both the three and six months ended June 30, 2014 also included two offsetting amounts at OneBeacon. First, OneBeacon reduced its estimate of the fair value of the surplus notes expected to be issued at the closing of the Runoff Transaction based on their internal valuation model which, as of June 30, 2014, was $8.2 million, pre-tax, ($5.3 million, after tax) less than par value of the surplus notes, resulting in a corresponding increase to the estimated loss on sale. Second, the stock purchase agreement was revised during the second quarter of 2014 in part to increase the cap on seller financing, which resulted in OneBeacon recording a $7.4 million reserve charge ($4.8 million after tax) as a reduction to the estimated loss on sale of discontinued operations.

Earnings Per Share
Basic earnings per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities.  Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding. The following table outlines the computation of earnings per share for discontinued operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic and diluted earnings per share numerators (in millions):
Net income attributable to White Mountains’s common shareholders	$(.3)	$2.6	$7.6	$2.1
Allocation of income for participating unvested restricted common shares(1)	—	—	(.1)	—
Net income attributable to White Mountains’s common shareholders, net of restricted common share amounts (2)	$(.3)	$2.6	$7.5	$2.1
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	5,985.7	6,162.2	5,982.1	6,166.0
Average unvested restricted common shares(3)	(71.4)	(81.3)	(65.2)	(75.9)
Basic earnings per share denominator	5,914.3	6,080.9	5,916.9	6,090.1
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	5,985.7	6,162.2	5,982.1	6,166.0
Average unvested restricted common shares(3)	(71.4)	(81.3)	(65.2)	(75.9)
Average outstanding dilutive options to acquire common shares(4)	—	—	—	—
Diluted earnings per share denominator	5,914.3	6,080.9	5,916.9	6,090.1
Basic and diluted earnings per share (in dollars):	$(.04)	$.43	$1.27	$.34
(1) Restricted shares issued by White Mountains contain dividend participation features, and therefore, are considered participating securities.
(2) Net earnings attributable to White Mountains’s common shareholders, net of restricted share amounts, is equal to undistributed earnings for the three and six months ended June 30, 2015 and 2014.
(3) Restricted common shares outstanding vest either in equal annual installments or upon a stated date. (See Note 15 - “Employee Share-Based Compensation Plans”).
(4) The diluted earnings per share denominator for the three and six months ended June 30, 2015 and 2014 does not include the impact of 125,000 common shares issuable upon exercise of the non-qualified options outstanding as they are anti-dilutive to the calculation.

Note 18. Contingencies

Legal Contingencies
White Mountains, and the insurance and reinsurance industry in general, are routinely subject to claims related litigation and arbitration in the normal course of business, as well as litigation and arbitration that do not arise from, or are directly related to, claims activity. White Mountains’s estimates of the costs of settling matters routinely encountered in claims activity are reflected in the reserves for unpaid loss and LAE. (See Note 3 - “Loss and Loss Adjustment Expense Reserves”).
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

The following summarizes significant legal contingencies, ongoing non-claims related litigation or arbitration as of June 30, 2015:

Esurance
On October 7, 2011, the Company completed the sale of its Esurance and Answer Financial subsidiaries (the “Transferred Subsidiaries”) to The Allstate Corporation (“Allstate”) pursuant to a Stock Purchase Agreement dated as of May 17, 2011 (filed as an exhibit to the Company’s current report on Form 8-K on May 18, 2011, the “Agreement”).  Subject to specified thresholds and limits, the Company remains contingently liable to Allstate for specified matters related to the pre-closing period, including (a) specified litigation matters, (b) losses of the Transferred Subsidiaries arising from extra-contractual claims and claims in excess of policy limits (“ECO/EPL losses”), (c) certain corporate reorganizations effected to remove entities from the Transferred Subsidiaries that were not being sold in the transaction, and (d) certain tax matters, including certain net operating losses being less than stated levels.  In addition, the Company retains 90% of positive or negative development in the loss reserves of the Transferred Subsidiaries as of the closing date (net of ECO/EPL losses) through December 31, 2014 (the “Reserve Settlement”).  The transferred loss reserves have developed favorably since the closing and, as a result, Allstate has made payments to the Company in the two annual interim settlements since closing.  For the third (and final) reserve settlement, Allstate believes it owes approximately $8.0 million to the Company for favorable development in the transferred loss reserves, which the Company recorded as a gain from sale of discontinued operations in the first quarter of 2015.  The Company believes that it is owed approximately $18.0 million for the final settlement, and the parties have commenced the process of arbitrating the dispute.

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
        In addition, OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. This matter was consolidated for pretrial matters with the Noteholder Actions in the United States District Court for the Southern District of New York and was stayed pending the motion to dismiss in the Noteholder Action. An omnibus motion to dismiss the shareholder defendants in the Committee Action was filed in May 2014. No amount has been accrued in connection with this matter as of June 30, 2015, as the amount of loss, if any, cannot be reasonably estimated.

Note 19. Subsequent Events

Sale of Sirius Group
On July 27, 2015, White Mountains announced it signed a definitive agreement to sell Sirius Group to CM International Holding PTE Ltd., the Singapore-based investment arm of China Minsheng Investment Corp., Ltd. (“CMI”). The purchase price will be paid in cash in an amount equal to 127.3% of Sirius’s closing date tangible common shareholder’s equity plus $10.0 million. Based on Sirius's tangible common shareholder's equity at December 31, 2014, the purchase price would be $2.2 billion. White Mountains has the option to replenish Sirius’s tangible common shareholder’s equity to its December 31, 2014 level should it be below that level at closing. The transaction is expected to close within six months. It is subject to regulatory approval and other customary closing conditions.
In connection with the transaction, White Mountains caused Sirius Group to purchase several industry loss warranty (“ILW”) contracts to augment its overall retrocessional program in order to reduce the risk of loss from major catastrophes subsequent to the signing of the definitive agreement to sell Sirius Group.  The cost and potential economic benefit provided by the coverage under the ILWs inures to White Mountains. The majority of the contracts expire in May or June of 2016. The following summarizes the ILW contracts in force:

Scope	Limit	Industry Loss Trigger
United States first event	$75.0 million	$40.0 billion
United States first event	$22.5 million	$50.0 billion
United States second event	$45.0 million	$15.0 billion
Japan first event	$25.0 million	$12.5 billion

OneBeacon Crop Business
On July 31, 2015, OneBeacon exited its multiple peril crop insurance (“MPCI”) and its related crop-hail businesses (collectively, “Crop Business”), due to the sale of its exclusive partner, Climate Crop Insurance Agency, to an affiliate of AmTrust Financial Services (“AmTrust”). As a result of the sale, OneBeacon and Climate Crop Insurance Agency agreed to terminate the existing 5 year agreement early and OneBeacon received a payment of $3.0 million in consideration. Also related to the sale, OneBeacon has withdrawn its 2016 Plan of Operations from the Federal Crop Insurance Corporation, which previously authorized it to write MPCI for the 2016 Reinsurance Year (July 1, 2015 to June 30, 2016) and affiliates of AmTrust will reinsure OneBeacon's remaining net Crop Business exposure for the 2015 reinsurance year (July 1, 2014 to June 30, 2015) under related 100% quota share reinsurance agreements. During the six months ended June 30, 2015, OneBeacon recorded net written premiums related to the Crop business of $26.6 million and a net pre-tax underwriting loss $1.3 million (excluding allocated other underwriting expenses of $1.5 million). During the year ended December 31, 2014, OneBeacon recorded net written premiums related to the Crop business of $35.1 million and a net pre-tax underwriting loss of $3.5 million (excluding allocated other underwriting expenses of $1.0 million).

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

Overview
White Mountains ended the second quarter of 2015 with an adjusted book value per share of $671, an increase of 1% for both the second quarter and first six months of 2015, including dividends. White Mountains reported adjusted comprehensive income of $49 million and $45 million for the second quarter and first six months of 2015 compared to adjusted comprehensive income of $68 million and $155 million for the second quarter and first six months of 2014.
On July 27, 2015, White Mountains announced it signed a definitive agreement to sell Sirius Group to CM International Holding PTE Ltd., the Singapore-based investment arm of China Minsheng Investment Corp., Ltd. (“CMI”). The purchase price will be paid in cash in an amount equal to 127.3% of Sirius’s closing date tangible common shareholder’s equity plus $10 million. Based on Sirius's tangible common shareholder's equity at December 31, 2014, the purchase price would be $2.2 billion. White Mountains has the option to replenish Sirius’s tangible common shareholder’s equity to its December 31, 2014 level should it be below that level at closing. White Mountains expects that the transaction will increase its adjusted book value by approximately $65 per share, which is subject to Sirius's interim results through closing and reflects transaction costs and compensation accruals, net of any applicable tax effects. The transaction is expected to close within six months. It is subject to regulatory approval and other customary closing conditions. See “Note 19 - Subsequent Events”.
OneBeacon’s book value per share increased 0.5% for the second quarter and 2.8% for the first six months of 2015, including dividends. OneBeacon’s GAAP combined ratio was 95% for the second quarter of 2015 compared to 99% for the second quarter of last year, while the GAAP combined ratio was 95% for the first six months of 2015 compared to 94% for the first six months of last year. Catastrophe losses added 2 points to the combined ratios for both the second quarter and first six months of 2015, primarily related to severe spring weather in the Midwest and Southern United States, as well as winter storms in the Northeast United States in the first quarter, compared to 1 point of catastrophe losses in both the second quarter and first six months of last year. Net loss reserve development did not have a meaningful impact on the second quarter or first six months of 2015, compared to unfavorable loss reserve development of 3 points and 1 point for the second quarter and first six months of last year.
Sirius Group’s GAAP combined ratio was 78% for the second quarter of 2015 compared to 81% for the second quarter of last year, while the GAAP combined ratio was 79% for the first six months of 2015 compared to 77% for the first six months of last year. The combined ratios for the 2015 periods benefited from lower catastrophe losses compared to the 2014 periods. The second quarter of 2015 included 2 points of catastrophe losses, primarily from winter storms in the Northeast United States, compared to 6 points of catastrophe losses in the second quarter of last year. The first six months of 2015 included 2 points of catastrophe losses compared to 3 points in the first six months of last year. Favorable loss reserve development was 5 points and 3 points in the second quarter and first six months of 2015 and was primarily due to reductions in prior year catastrophes and run-off casualty business, compared to 3 points and 4 points in the second quarter and first six months of 2014.
White Mountains’s total net written premiums increased 5% to $514 million in the second quarter of 2015 and decreased 2% to $1,112 million in the first six months of 2015. OneBeacon’s net written premiums increased 9% to $321 million in the second quarter and were flat for the first six months of 2015 at $608 million. The increase in net written premiums for the second quarter at OneBeacon was primarily driven by growth in OneBeacon's newer lines, particularly OneBeacon Program Group. For the first six months of 2015, increases in OneBeacon's newer lines, particularly OneBeacon Program Group and OneBeacon Surety Group, were substantially offset by the absence of lawyers liability business ($18 million), which OneBeacon exited at the end of 2014, and the termination of an affiliated reinsurance treaty ($12 million). Excluding the impact of these items, OneBeacon's net written premiums grew by 5% for the first six months of 2015. Sirius Group’s net written premiums decreased 1% (flat in local currencies) to $184 million, and 6% (3% in local currencies) to $488 million in the second quarter and first six months of 2015, primarily reflecting increased retrocessional purchases on property lines.

White Mountains's GAAP pre-tax total return on invested assets was 0.4% for the second quarter of 2015, which included 0.6% of currency gains, and 0.3% for the first six months of 2015, which included 0.4% of currency losses. This compared to a return of 1.5% and 2.6% for the second quarter and first six months of 2014, which included 0.1% of currency losses in both periods.
Foreign currency translation increased adjusted book value per share by $5 in the second quarter of 2015 and decreased adjusted book value per share by $3 in the first six months of 2015 compared to decreases of $2 and $3 per share in the second quarter and first six months of 2014.

Adjusted Book Value Per Share
The following table presents White Mountains’s adjusted book value per share and reconciles this non-GAAP measure to the most comparable GAAP measure. (See NON-GAAP FINANCIAL MEASURES on page 79).

	June 30, 2015	March 31, 2015	December 31, 2014	June 30, 2014
Book value per share numerators (in millions):
White Mountains’s common shareholders’ equity	$3,974.6	$4,011.3	$3,995.7	$4,104.8
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio, net of applicable taxes	(2.0)	(63.8)	(34.9)	(29.0)
Adjusted book value per share numerator (1)	$3,972.6	$3,947.5	$3,960.8	$4,075.8
Book value per share denominators (in thousands of shares):
Common shares outstanding	5,960.5	5,991.6	5,986.2	6,150.5
Unearned restricted shares	(37.7)	(43.4)	(25.7)	(38.1)
Adjusted book value per share denominator (1)	5,922.8	5,948.2	5,960.5	6,112.4
Book value per share (2)	$666.82	$669.48	$667.48	$667.39
Adjusted book value per share (2)	$670.72	$663.64	$664.50	$666.81
(1) Excludes out of-the-money stock options.
(2) During the first quarter of both 2015 and 2014, White Mountains declared and paid a dividend of $1.00 per common share.

The following table is a summary of goodwill and intangible assets that are included in White Mountains’s adjusted book value as of June 30, 2015, December 31, 2014, and June 30, 2014:

Millions	June 30, 2015	December 31, 2014	June 30, 2014
Goodwill
Tranzact	$145.1	$145.1	$—
MediaAlpha	18.3	18.3	18.3
Wobi	5.8	5.5	5.5
Total goodwill	169.2	168.9	23.8

Intangible assets
Tranzact	134.2	142.8	—
MediaAlpha	28.4	32.5	36.5
Wobi and other	23.8	22.2	23.3
Total intangible assets	186.4	197.5	59.8

Total goodwill and intangible assets	355.6	366.4	83.6

Goodwill and intangible assets attributed to non-controlling interests	(122.8)	(141.8)	(26.2)

Goodwill and intangible assets included in adjusted book value	$232.8	$224.6	$57.4

Review of Consolidated Results

White Mountains’s consolidated financial results for the three and six months ended June 30, 2015 and 2014 follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2015	2014	2015	2014
Gross written premiums	$645.9	$572.1	$1,395.1	$1,373.2
Net written premiums	$513.6	$487.4	$1,112.2	$1,138.0
Revenues
Earned insurance and reinsurance premiums	$537.3	$503.4	$1,031.6	$997.0
Net investment income	23.8	29.6	47.1	54.3
Net realized and unrealized investment (losses) gains	(61.1)	113.9	42.3	177.7
Other revenue — foreign currency translation gains (losses)	5.3	(16.3)	(19.4)	(20.2)
Other revenue — other	82.2	22.7	142.7	23.2
Total revenues	587.5	653.3	1,244.3	1,232.0
Expenses
Losses and LAE	288.3	282.7	553.7	512.0
Insurance and reinsurance acquisition expenses	105.3	98.9	200.9	194.0
Other underwriting expenses	80.7	81.9	162.2	163.3
General and administrative expenses	101.1	67.7	210.6	117.7
General and administrative expenses—intangible asset amortization	7.0	2.6	13.9	2.9
Interest expense	10.9	10.0	22.0	20.1
Total expenses	593.3	543.8	1,163.3	1,010.0
Pre-tax (loss) income from continuing operations	(5.8)	109.5	81.0	222.0
Income benefit (expense)	2.7	(24.5)	(22.3)	(55.4)
Net (loss) income from continuing operations	(3.1)	85.0	58.7	166.6
Net (loss) income from discontinued operations, net of tax	(0.3)	2.6	7.6	2.1
Equity in earnings of unconsolidated affiliates, net of tax	6.8	12.5	14.1	26.3
Net income	3.4	100.1	80.4	195.0
Net loss (gain) attributable to non-controlling interests	.9	(4.6)	8.2	(4.0)
Net income attributable to White Mountains’s common shareholders	4.3	95.5	88.6	191.0
Other comprehensive (loss) income, net of tax	(17.6)	5.0	(76.3)	33.7
Comprehensive (loss) income	(13.3)	100.5	12.3	224.7
Comprehensive income (loss) attributable to non-controlling interests	—	—	—	—
Comprehensive (loss) income attributable to White Mountains’s common shareholders	(13.3)	100.5	12.3	224.7
Change in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of tax	61.8	(32.9)	32.9	(69.4)
Adjusted comprehensive income	$48.5	$67.6	$45.2	$155.3

Consolidated Results - Three Months Ended June 30, 2015 versus Three Months Ended June 30, 2014
White Mountains’s total revenues decreased 10% to 588 million in the second quarter of 2015, which was driven by net unrealized losses from the investment portfolio, somewhat offset by higher earned premiums, higher revenues from Tranzact, which was acquired in the fourth quarter of 2014, and a gain from the sale of an investment in an unconsolidated affiliate. Net realized and unrealized investment losses were $61 million in the second quarter of 2015, which included $19 million of net realized and unrealized foreign currency losses on investments, compared to $114 million of net realized and unrealized investment gains in the second quarter of 2014, which included 35 million of net realized and unrealized foreign currency gains. Net realized and unrealized foreign currency gains (losses) on investments are primarily related to GAAP foreign currency translation and are mostly offset in comprehensive net income and adjusted book value per share by (losses) gains recognized in other comprehensive income (see “Foreign Currency Translation” on page 67). Net investment income decreased 20% in the quarter to $24 million, primarily due to lower average coupon rates on fixed maturity investments and lower dividend income on common equity securities.  Earned insurance and reinsurance premiums increased 7% to $537.3 million, driven by a 10% increase at OneBeacon. Other revenue increased to $88 million in the second quarter of 2015 from $6 million in the second quarter of 2014. Other revenue in the second quarter of 2015 includes $35 million from Tranzact and $23 million from MediaAlpha compared to $20 million from MediaAlpha in the second quarter of 2014. Other revenue in the second quarter of 2015 also includes $5 million in foreign currency translation gains compared to a loss of $16 million in the second quarter of 2014. Additionally, other revenue in the second quarter of 2015 includes a pre-tax gain of $20 million from the sale of Hamer LLC, a small manufacturing company that White Mountains received in 2012 in connection with the liquidation of a limited partnership fund.

White Mountains’s total expenses increased 9% to $593 million in the second quarter of 2015.  Losses and LAE increased 2% in the second quarter of 2015, which was lower than the 7% increase in earned insurance and reinsurance premiums in the quarter primarily due to lower catastrophe losses and higher net favorable loss reserve development at Sirius Group, and no net loss reserve development at OneBeacon compared to $8 million of net unfavorable loss reserve development in the second quarter of 2014. Insurance and reinsurance acquisition expenses and other underwriting expenses were up 6% in the second quarter of 2015, in line with earned premiums. General and administrative expenses in the second quarter of 2015 included $34 million from Tranzact and $22 million from MediaAlpha compared to $18 million from MediaAlpha in the second quarter of 2014.
White Mountains’s income tax benefit for the second quarter of 2015 represented an effective tax rate of 46.6% and White Mountains’s income tax expense for the second quarter of 2014 represented an effective tax rate of 22.4%. The effective tax rate for the second quarter of 2015 was higher than the U.S. statutory rate of 35% due to losses generated in the United States and income in jurisdictions with lower tax rates than the United States, while the effective tax rate for the second quarter of 2014 was lower than the U.S. statutory rate of 35% due primarily to income generated in jurisdictions with lower tax rates than the United States.

Consolidated Results - Six Months Ended June 30, 2015 versus Six Months Ended June 30, 2014
White Mountains’s total revenues increased 1% to $1,244 million in the first six months of 2015, which was driven by other revenues from Tranzact and MediaAlpha, higher earned premiums and a gain from the sale of Hamer LLC, mostly offset by lower net realized and unrealized investment gains.  Earned insurance and reinsurance premiums increased 3% to $1,032 million.  Net investment income decreased 13% to $47 million, primarily due to lower dividend income on common equity securities and lower average coupon rates on fixed maturity investments.
White Mountains reported net realized and unrealized investment gains of $42 million in the first six months of 2015, which included $49 million of net realized and unrealized foreign currency gains on investments, compared to $178 million of net realized and unrealized investment gains in the first six months of 2014, which included $44 million of net realized and unrealized foreign currency gains. Net realized and unrealized foreign currency gains (losses) on investments are related to GAAP foreign currency translation and are mostly offset in comprehensive net income and adjusted book value per share by (losses) gains recognized in other comprehensive income (see “Foreign Currency Translation” on page 67).  Other revenue increased to $123 million in the first six months of 2015 from $3 million in the first six months of 2014. Other revenue in the first six months of 2015 includes $72 million from Tranzact and $53 million from MediaAlpha compared to $20 million in the first six months of 2014. White Mountains acquired its stake in Tranzact in October of 2014 and acquired its stake in MediaAlpha in March of 2014. Other revenue in the first six months of 2015 also includes a pre-tax gain of $20 million from the sale of Hamer LLC. Other revenue in the first six months of 2015 also includes $19 million in foreign currency translation losses compared to a $20 million loss in the second quarter of 2014.
White Mountains’s total expenses increased 15% to $1,163 million in the first six months of 2015.  Losses and LAE increased 8% in the first six months of 2015, which was higher than the 3% increase in earned insurance and reinsurance premiums in the first six months primarily from modestly higher accident year loss ratios at OneBeacon and Sirius Group. Insurance and reinsurance acquisition expenses increased by 4%, in line with earned premiums, while other underwriting expenses were flat in the first six months of 2015. General and administrative expenses in the first six months of 2015 included $69 million from Tranzact and $50 million from MediaAlpha compared to $18 million from MediaAlpha in the first six months of 2014.
White Mountains’s income tax expense for the first six months of 2015 and 2014 represented effective tax rates of 27.5% and 25.0%. The effective tax rate for the first six months of 2015 and 2014 was lower than the U.S. statutory rate of 35% due primarily to income generated in jurisdictions with lower tax rates than the United States.

I. Summary of Operations By Segment

White Mountains conducts its operations through four segments: (1) OneBeacon, (2) Sirius Group, (3) HG Global/BAM and (4) Other Operations. While investment results are included in these segments, because White Mountains manages the majority of its investments through its wholly-owned subsidiary, WM Advisors, a discussion of White Mountains’s consolidated investment operations is included after the discussion of operations by segment. White Mountains’s segment information is presented in Note 13 — “Segment Information” to the Consolidated Financial Statements.

OneBeacon

Financial results and GAAP ratios for OneBeacon for the three and six months ended June 30, 2015 and 2014 follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2015	2014	2015	2014
Gross written premiums	$378.2	$331.5	$694.2	$663.4
Net written premiums	$321.2	$295.9	$608.3	$607.0

Earned insurance and reinsurance premiums	$319.3	$290.9	$605.9	$567.4
Net investment income	10.1	12.2	20.6	22.6
Net realized and unrealized investment (losses) gains	(14.0)	21.9	.2	40.8
Other revenue	(1.2)	1.0	(4.3)	2.0
Total revenues	314.2	326.0	622.4	632.8
Losses and LAE	194.5	186.1	360.4	335.5
Insurance and reinsurance acquisition expenses	56.4	49.6	107.4	96.3
Other underwriting expenses	52.9	51.7	108.8	101.1
General and administrative expenses	3.8	3.2	7.6	6.2
General and administrative expenses—intangible asset amortization	.4	.4	.7	.7
Interest expense	3.3	3.3	6.5	6.5
Total expenses	311.3	294.3	591.4	546.3
Pre-tax income	$2.9	$31.7	$31.0	$86.5

GAAP ratios:
Losses and LAE	61%	64%	59%	59%
Expense	34%	35%	36%	35%
Combined	95%	99%	95%	94%

The following table presents OneBeacon’s book value per share:

(Millions, except per share amounts)	June 30, 2015	March 31, 2015	December 31, 2014	June 30, 2014
OneBeacon book value per share:
OneBeacon's common shareholders’ equity	$1,033.2	$1,049.1	$1,045.8	$1,135.1
OneBeacon common shares outstanding	95.3	95.3	95.3	95.3
OneBeacon book value per common share (1)	$10.85	$11.01	$10.97	$11.91
(1) OneBeacon declared and paid a regular quarterly dividend of $0.21 per common share in each of the first two quarters of 2015 and in each quarter during 2014.

OneBeacon ended the second quarter of 2015 with a book value per share of $10.85, an increase of 0.5% for the quarter and 2.8% for the first six months of 2015, including dividends.

OneBeacon Results—Three Months Ended June 30, 2015 versus Three Months Ended June 30, 2014
OneBeacon's GAAP combined ratio was 95% for the second quarter of 2015 compared to 99% for the second quarter of 2014. The decrease was primarily driven by no net loss reserve development in the second quarter of 2015 compared to 3 points of unfavorable loss reserve development in the second quarter of 2014. The second quarter of 2015 also included 2 points of catastrophe losses, primarily related to wind and thunderstorms in the Midwest and Southern United States, compared to 1 point of catastrophe losses in the second quarter of 2014. OneBeacon's net income for the second quarter was also adversely impacted by a $2 million write-off of capitalized software recorded as a loss in other revenues.
Net written premiums increased 9% in the second quarter of 2015 to $321 million, primarily due to an increase from OneBeacon Program Group ($21 million) and the implementation of an earlier cutoff date for recording spring crop premiums that resulted in more net written premiums in the second quarter of 2015 than in the second quarter of 2014 ($13 million). These increases were partially offset by the exit from the lawyers liability business ($7 million) and the termination of an affiliated reinsurance treaty ($5 million).
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
OneBeacon's net combined ratio was higher than the gross combined ratio by 4 points for both the second quarter of 2015 and 2014. In both periods, the net combined ratio was higher than the gross combined ratio as a result of the cost of the reinsurance programs more than offsetting the benefits from ceded losses.

OneBeacon Results—Six Months Ended June 30, 2015 versus Six Months Ended June 30, 2014
OneBeacon's GAAP combined ratio was 95% for the first six months of 2015 compared to 94% for the first six months of 2014. Net loss reserve development did not have a meaningful effect on the first six months of 2015 compared to 1 point of net unfavorable loss reserve development in the first six months of 2014. The first six months of 2015 also included 2 points of catastrophe losses, primarily related to wind and thunderstorms in the Midwest and Southern United States and winter storms in the Northeast United States in the first quarter, compared to 1 point of catastrophe losses in the second quarter of 2014.
OneBeacon’s net income for the six months ended June 30, 2015 was adversely impacted by a $4 million downward adjustment to the pre-tax gain on the sale of Essentia Insurance Company (Essentia). OneBeacon previously recognized a pre-tax gain of $23 million on its sale of Essentia, an indirect wholly-owned subsidiary which wrote legacy collector cars and boats business, to Markel Corporation during the first quarter of 2013. During the first quarter of 2015, OneBeacon recognized the loss of $4 million in other revenues in connection with an assessment from the Michigan Catastrophic Claims Association payable to Markel Corporation pursuant to the indemnification provisions in the stock purchase agreement governing the sale of Essentia. OneBeacon's net income for the first six months of 2015 was also adversely impacted by a $2 million write-off of capitalized software recorded as a loss in other revenues.
OneBeacon's net written premiums increased slightly to $608 million in the first six months of 2015. Increases from newer businesses, particularly OneBeacon Program Group and OneBeacon Surety Group, were substantially offset by the exit from the lawyers liability business and the termination of an affiliated reinsurance treaty.
OneBeacon’s net combined ratio was higher than the gross combined ratio by 5 points for the first six months of 2015 and 4 points for the first six months of 2014. In both periods, the net combined ratio was higher than the gross combined ratio as a result of the cost of the reinsurance programs more than offsetting the benefits from ceded losses.

Sirius Group

Financial results and GAAP combined ratios for Sirius Group for the three and six months ended June 30, 2015 and 2014 follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2015	2014	2015	2014
Gross written premiums	$256.2	$238.6	$679.6	$691.3
Net written premiums	$184.4	$187.2	$487.6	$520.5

Earned insurance and reinsurance premiums	$215.5	$209.6	$420.5	$425.1
Net investment income	9.3	11.8	17.3	20.5
Net realized and unrealized investment (losses) gains	(42.7)	58.4	37.2	86.5
Other revenue—foreign currency translation gains (losses)	5.5	(16.3)	(19.1)	(20.2)
Other revenue	(.1)	(2.9)	(2.9)	(4.3)
Total revenues	187.5	260.6	453.0	507.6
Losses and LAE	92.1	91.4	189.6	170.2
Insurance and reinsurance acquisition expenses	47.5	48.8	90.1	96.2
Other underwriting expenses	27.7	30.2	53.2	62.0
General and administrative expenses	6.8	6.9	13.0	15.3
Interest expense	6.6	6.6	13.4	13.2
Total expenses	180.7	183.9	359.3	356.9
Pre-tax income	$6.8	$76.7	$93.7	$150.7

GAAP ratios:
Losses and LAE	43%	44%	45%	40%
Expense	35%	37%	34%	37%
Combined	78%	81%	79%	77%

Sirius Group Results—Three Months Ended June 30, 2015 versus Three Months Ended June 30, 2014
Sirius Group's GAAP combined ratio was 78% for the second quarter of 2015 compared to 81% for second quarter of 2014. The decrease in the combined ratio was primarily driven by lower catastrophe losses. The second quarter of 2015 included 2 points ($5 million) of catastrophe losses, primarily from winter storms in the Northeast United States, compared to 6 points ($12 million) of catastrophe losses in the second quarter of 2014, primarily from storms and floods in Europe. Favorable loss reserve development was 5 points ($11 million) in the second quarter of 2015, primarily due to reductions for prior period catastrophe losses and run-off casualty business, compared to 3 points ($6 million) in the second quarter of 2014.
Sirius Group's gross written premiums increased 7% (a 10% increase in local currencies) to $256 million due to an increase in accident and health premiums, partially offset by decreased property writings. Net written premiums decreased 1% (flat in local currencies) to $184 million, reflecting increased retrocessional purchases on property lines. Net earned premiums increased 3% for the second quarter of 2015 to $216 million due to higher accident and health premiums, partially offset by decreased property writings.

In the second quarter of 2015, Sirius Group's other revenue was flat, as a $3 million mark-to-market loss on the swap executed in April of 2015, under which $100 million of the cash flows related to the SIG Senior Notes are swapped from U.S. dollars to Swedish kronor ($50 million) and euros ($50 million), was substantially offset by $2 million of gains on weather derivatives. In the second quarter of 2014, other revenue was a loss of $3 million, primarily due to a $2 million loss on the interest rate cap associated with the SIG Preference Shares. Additionally, Sirius Group recorded $6 million of foreign currency translation gains in the second quarter of 2015 compared to $16 million of foreign currency translation losses in the second quarter of 2014 (See “Foreign Currency Translation” on page 67).
Sirius Group's insurance and reinsurance acquisition expenses decreased $1 million in the second quarter of 2015, primarily due to lower net commission ratios on the accident and health line of business. Sirius Group’s other underwriting expenses decreased $2 million in the second quarter of 2015, primarily due to foreign exchange effects.
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
Sirius Group's net combined ratio was 9 points higher than the gross combined ratio for the second quarter of 2015 and was 3 points lower than the gross combined ratio for the second quarter of 2014. For the second quarter of 2015, the net combined ratio was higher than the gross combined ratio due to property retrocessional coverage with limited loss recoveries. For the second quarter of 2014, the net combined ratio was lower than the gross combined ratio because ceded loss recoveries in the aviation and accident and health lines more than offset the cost of reinsurance protection.

Sirius Group Results—Six Months Ended June 30, 2015 versus Six Months Ended June 30, 2014
Sirius Group’s GAAP combined ratio was 79% for the first six months of 2015 compared to 77% for first six months of 2014. The increase in the combined ratio was driven by change in business mix and lower favorable loss reserve development, partially offset by lower catastrophe losses and lower other underwriting expenses. The first six months of 2015 included a decrease in property catastrophe excess business, which generally produces lower combined ratios in periods with light catastrophe activity. Favorable prior period loss development was 3 points ($11 million) the first six months of 2015 primarily due to decreases in casualty and accident and health loss reserves, compared to 4 points ($16 million) of favorable loss reserve development in the first six months of last year. The first six months of 2015 included 2 points ($7 million) of catastrophe losses primarily from winter storms in the Northeastern United States compared to 3 points ($14 million) in the first six months of last year.
In the first six months of 2015, gross written premiums decreased 2% to $680 million, mainly due to foreign currency effects resulting from a strong U.S. dollar in 2015. In local currencies, gross premiums written increased 3% compared to the first six months of 2014, as increases in accident and health were partially offset by decreases in property catastrophe excess writings. Net written premiums decreased 6% (3% in local currencies) to $488 million, driven by a decrease in property business and increased retrocessional purchases on property lines.
In the first six months of 2015, Sirius Group’s other revenue was a loss of $3 million, primarily due to a $3 million mark-to-market loss on the foreign currency swap executed in April 2015 and a $3 million loss on the final settlement from the sale of a former affiliate, partially offset by $3 million of gains on weather derivatives. In the first six months of 2014, other revenue was a loss of $4 million, primarily due to a $5 million loss on the interest rate cap associated with the SIG preference shares. Sirius Group recorded $19 million of foreign currency translation losses in the first six months of 2015 compared to $20 million of foreign currency translation losses in the first six months of 2014 (See “Foreign Currency Translation” on page 67).
Sirius Group’s insurance and reinsurance acquisition expenses decreased $6 million in the first six months of 2015, due to lower net commissions on lower earned premiums for the property lines of business and lower net commission ratios on the accident and health line of business. Sirius Group’s other underwriting expenses decreased $9 million in the first six months of 2015, primarily due to foreign exchange and decreased incentive compensation expenses..
Reinsurance protection. Sirius Group’s net combined ratio was 6 points higher than the gross combined ratio for the first six months of 2015 and was 1 point higher than the gross combined ratio for the first six months of 2014. For the first six months of 2015, the higher net combined ratio was primarily due to an increase in property retrocessional protections with limited ceded loss recoveries. For the first six months of 2014, the net combined ratio was higher than the gross combined ratio as a result of the cost of the reinsurance programs more than offsetting the benefits from ceded losses, and favorable loss reserve development on loss reserves that had no reinsurance cessions.

HG Global/BAM

The following table presents the components of pre-tax income included in White Mountains’s HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$6.6	$—	$6.6
Assumed (ceded) written premiums	4.9	(4.9)	—	—
Net written premiums	$4.9	$1.7	$—	$6.6

Earned insurance and reinsurance premiums	$.6	$.1	$—	$.7
Net investment income	.5	.8	—	1.3
Net investment income - BAM Surplus Notes	3.9	—	(3.9)	—
Net realized and unrealized investment gains	(1.4)	(1.9)	—	(3.3)
Other revenue	—	.2	—	.2
Total revenues	3.6	(.8)	(3.9)	(1.1)
Insurance and reinsurance acquisition expenses	.1	.6	—	.7
Other underwriting expenses	—	.1	—	.1
General and administrative expenses	.4	8.7	—	9.1
Interest expense—BAM surplus notes	—	3.9	(3.9)	—
Total expenses	.5	13.3	(3.9)	9.9
Pre-tax income (loss)	$3.1	$(14.1)	$—	$(11.0)

	Three Months Ended June 30, 2014
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$2.4	$—	$2.4
Assumed (ceded) written premiums	1.9	(1.9)	—	—
Net written premiums	$1.9	$.5	$—	$2.4

Earned insurance and reinsurance premiums	$.3	$.1	$—	$.4
Net investment income	.3	1.4	—	1.7
Net investment income - BAM Surplus Notes	4.0	—	(4.0)	—
Net realized and unrealized investment gains	.9	3.8	—	4.7
Other revenue	—	.1	—	.1
Total revenues	5.5	5.4	(4.0)	6.9
Insurance and reinsurance acquisition expenses	.1	.5	—	.6
Other underwriting expenses	—	.1	—	.1
General and administrative expenses	.4	8.8	—	9.2
Interest expense—BAM surplus notes	—	4.0	(4.0)	—
Total expenses	.5	13.4	(4.0)	9.9
Pre-tax income (loss)	$5.0	$(8.0)	$—	$(3.0)

	Six Months Ended June 30, 2015
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$10.8	$—	$10.8
Assumed (ceded) written premiums	8.1	(8.1)	—	—
Net written premiums	$8.1	$2.7	$—	$10.8

Earned insurance and reinsurance premiums	$1.1	$.3	$—	$1.4
Net investment income	.9	1.8	—	2.7
Net investment income - BAM Surplus Notes	7.9	—	(7.9)	—
Net realized and unrealized investment (losses) gains	(.3)	1.1	—	.8
Other revenue	—	.3	—	.3
Total revenues	9.6	3.5	(7.9)	5.2
Insurance and reinsurance acquisition expenses	.2	1.4	—	1.6
Other underwriting expenses	—	.2	—	.2
General and administrative expenses	.8	16.9	—	17.7
Interest expense—BAM surplus notes	—	7.9	(7.9)	—
Total expenses	1.0	26.4	(7.9)	19.5
Pre-tax income (loss)	$8.6	$(22.9)	$—	$(14.3)

	Six Months Ended June 30, 2014
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$7.2	$—	$7.2
Assumed (ceded) written premiums	5.6	(5.6)	—	—
Net written premiums	$5.6	$1.6	$—	$7.2

Earned insurance and reinsurance premiums	$.5	$.2	$—	$.7
Net investment income	.6	2.8	—	3.4
Net investment income—BAM Surplus Notes	7.9	—	(7.9)	—
Net realized and unrealized investment gains	1.6	6.8	—	8.4
Other revenue	—	.3	—	.3
Total revenues	10.6	10.1	(7.9)	12.8
Insurance and reinsurance acquisition expenses	.2	.9	—	1.1
Other underwriting expenses	—	.2	—	.2
General and administrative expenses	.8	17.7	—	18.5
Interest expense—BAM surplus notes	—	7.9	(7.9)	—
Total expenses	1.0	26.7	(7.9)	19.8
Pre-tax income (loss)	$9.6	$(16.6)	$—	$(7.0)

HG Global/BAM Results—Three Months Ended June 30, 2015 versus Three Months Ended June 30, 2014
In the second quarter of 2015, BAM insured $3.4 billion of municipal bonds, $3.3 billion of which were in the primary market, up 92% from the second quarter of 2014. As of June 30, 2015, BAM’s total claims paying resources were $587 million on total par insured of $17.8 billion.
HG Global reported pre-tax income of $3 million in the second quarter of 2015, which was driven by $4 million of interest income on the BAM Surplus Notes, compared to $5 million in the second quarter of 2014, also driven by $4 million of interest income on the BAM Surplus Notes. The decrease in pre-tax income was driven by lower investment returns.
White Mountains reported $14 million of pre-tax losses on BAM in the second quarter of 2015, driven by $4 million of interest expense on the BAM Surplus Notes and $9 million of operating expenses. Pre-tax losses were $8 million in the second quarter of 2014, driven by $4 million of interest expense on the BAM Surplus Notes, $9 million of operating expenses, partially offset by $4 million of net realized and unrealized investment gains. BAM’s affairs are managed on a statutory accounting basis, and it does not report stand-alone GAAP financial results. BAM’s statutory net loss was $8 million in both the second quarter of 2015 and 2014.

HG Global/BAM Results—Six Months Ended June 30, 2015 versus Six Months Ended June 30, 2014
In the first six months of 2015, BAM insured $5.5 billion of municipal bonds, $5.3 billion of which were in the primary market, up 78% from the first six months of 2014.
HG Global reported pre-tax income of $9 million in the first six months of 2015, which was driven by $8 million of interest income on the BAM Surplus Notes, compared to $10 million in the first six months of 2014, also driven by $8 million of interest income on the BAM Surplus Notes. The decrease in pre-tax income was driven by lower investment returns.
White Mountains reported $23 million of pre-tax losses on BAM in the first six months of 2015, driven by $8 million of interest expense on the BAM Surplus Notes and $17 million of operating expenses. Pre-tax losses were $17 million in the first six months of 2014, driven by $8 million of interest expense on the BAM Surplus Notes, $18 million of operating expenses, partially offset by $7 million of net realized and unrealized investment gains. BAM’s affairs are managed on a statutory accounting basis, and it does not report stand-alone GAAP financial results. BAM’s statutory net loss was $16 million in both the first six months of 2015 and 2014.
The following table presents amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’s consolidated balance sheet as of June 30, 2015:

	As of June 30, 2015
Millions	HG Global	BAM	Eliminations	Total
Assets
Fixed maturity investments	$121.4	$311.6	$—	$433.0
Short-term investments	5.7	149.4	—	155.1
Total investments	127.1	461.0	—	588.1
Cash	.1	8.7	—	8.8
BAM Surplus Notes	503.0	—	(503.0)	—
Accrued interest receivable on BAM Surplus Notes	82.3	—	(82.3)	—
Other assets	7.2	21.1	(.6)	27.7
Total assets	$719.7	$490.8	$(585.9)	$624.6

Liabilities
BAM Surplus Notes(1)	$—	$503.0	$(503.0)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	82.3	(82.3)	—
Preferred dividends payable to White Mountains’s subsidiaries(3)	114.0	—	—	114.0
Preferred dividends payable to non-controlling interests	3.6	—	—	3.6
Other liabilities	31.6	37.3	(.6)	68.3
Total liabilities	149.2	622.6	(585.9)	185.9

Equity
White Mountains’s common shareholders’ equity	553.0	—	—	553.0
Non-controlling interests	17.5	(131.8)	—	(114.3)
Total equity	570.5	(131.8)	—	438.7
Total liabilities and equity	$719.7	$490.8	$(585.9)	$624.6

(1)	Under GAAP, the BAM Surplus Notes are classified as debt by the issuer. Under U.S. Statutory accounting, they are classified as Surplus.

(2)
Under GAAP, interest accrues daily on the BAM Surplus Notes. Under U.S. Statutory accounting, interest is not accrued on the BAM Surplus Notes until it has been approved for payment by insurance regulators.

(3)	Dividends on HG Global preferred shares payable to White Mountains's subsidiaries are eliminated in White Mountains's consolidated financial statements.

The following table presents the gross par value of policies priced and closed by BAM for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2015	2014	2015	2014
Gross par value of primary market policies priced	$2,991.9	$2,113.3	$5,431.7	$3,448.5
Gross par value of secondary market policies priced	97.6	77.5	183.3	255.3
Total gross par value of market policies priced	3,089.5	2,190.8	5,615.0	3,703.8

Less: Gross par value of policies priced yet to close	(469.2)	(691.2)	(469.2)	(691.2)
Gross par value of policies closed that were previously priced	801.1	281.5	379.5	97.5
Total gross par value of market policies closed	$3,421.4	$1,781.1	$5,525.3	$3,110.1

The following table presents BAM’s total claims paying resources as of June 30, 2015 and December 31, 2014:

Millions	As of June 30, 2015	As of December 31, 2014
Policyholders’ surplus	$441.1	$448.7
Contingency reserve	8.0	4.7
Qualified statutory capital	449.1	453.4
Net unearned premiums	9.0	6.4
Present value of future installment premiums	1.8	1.4
Collateral trusts	126.9	120.0
Claims paying resources	$586.8	$581.2

Other Operations

A summary of White Mountains’s financial results from its Other Operations segment for the three and six months ended June 30, 2015 and 2014 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2015	2014	2015	2014
Earned insurance and reinsurance premiums	$1.8	$2.5	$3.8	$3.8
Net investment income	3.1	3.9	6.5	7.8
Net realized and unrealized investment gains	(1.1)	28.9	4.1	42.0
Other revenue—Tranzact	34.9	—	72.4	—
Other revenue—MediaAlpha	23.2	20.3	52.9	20.3
Other revenue—foreign currency translation losses	(.2)	—	(.3)	—
Other revenue	25.2	4.2	24.3	4.9
Total revenues	86.9	59.8	163.7	78.8
Loss and loss adjustment expenses	1.7	5.2	3.7	6.3
Insurance and reinsurance acquisition expenses	.7	(.1)	1.8	.4
Other underwriting expenses	—	(.1)	—	—
General and administrative expenses	25.8	30.0	54.1	59.3
General and administrative expenses—Tranzact	33.7	—	68.6	—
General and administrative expenses—MediaAlpha	21.9	18.4	49.6	18.4
General and administrative expenses—amortization of intangible assets	6.6	2.2	13.2	2.2
Interest expense	1.0	.1	2.1	.4
Total expenses	91.4	55.7	193.1	87.0
Pre-tax (loss) income	$(4.5)	$4.1	$(29.4)	$(8.2)

Other Operations Results—Three and Six Months Ended June 30, 2015 versus Three and Six Months Ended June 30, 2014
White Mountains’s Other Operations segment reported pre-tax losses of $5 million and $29 million in the second quarter and first six months of 2015, compared to pre-tax income of $4 million and a pre-tax loss of $8 million in the in the second quarter and first six months of 2014. White Mountains’s Other Operations segment reported net realized and unrealized investment losses of $1 million and gains of $4 million in the second quarter and first six months of 2015 compared to net realized and unrealized investment gains of $29 million and $42 million in the second quarter and first six months of 2014. (See Summary of Investment Results below). Other revenue in the second quarter and first six months of 2015 includes $35 million and $72 million from Tranzact and $23 million and $53 million from MediaAlpha compared to $20 million from MediaAlpha in both the second quarter and first six months of 2014. White Mountains acquired its stake in Tranzact in October of 2014 and acquired its stake in MediaAlpha in March 2014. Other revenue also includes a $20 million pre-tax gain in both the second quarter and first six months of 2015 from the sale of Hamer LLC, a small manufacturing company that White Mountains received in 2012 in connection with the liquidation of a limited partnership fund.
General and administrative expenses increased to $88 million and $186 million in the second quarter and first six months of 2015 from $51 million and $80 million in the second quarter and first six months of 2014. General and administrative expenses in the second quarter and first six months of 2015 includes $34 million and $69 million from Tranzact and $22 million and $50 million from MediaAlpha compared to $18 million from MediaAlpha in both the second quarter and first six months of 2014. WM Life Re reported break-even results and $5 million of losses in the second quarter and first six months of 2015 compared to break-even results and $3 million of losses in the second quarter and first six months of 2014. During the second quarter of 2015, the variable annuity contracts reinsured by WM Life Re began to mature.  Since the inception of WM Life Re's reinsurance contracts through the end of the second quarter of 2015, approximately 61% of the guarantee value on annuities covered by the contracts has expired (i.e, by maturity, surrender or death of the annuitant).  At June 30, 2015, approximately $823 million of guarantee value on annuities covered by WM Life Re's reinsurance contracts remains, all of which will run-off by June 30, 2016. (See Note 9 — “Derivatives” for a summary of WM Life Re's results.)

II. Summary of Investment Results

For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a better comparison to benchmark returns, while all dollar amounts are presented net of any management fees and trading expenses.  A summary of White Mountains’s consolidated pre-tax investment results for the three and six months ended June 30, 2015 and 2014 follows:

	Three Months Ended		Six Months Ended
Pre-tax investment results	June 30,		June 30,
Millions	2015	2014	2015	2014
Net investment income	$23.8	$29.6	$47.1	$54.3
Net realized and unrealized investment (losses) gains (1)	(61.1)	113.9	42.3	177.7
Change in foreign currency translation gains (losses) on investments recognized through other comprehensive income (2)	59.2	(39.0)	(80.5)	(51.3)
Total GAAP pre-tax investment gains	$21.9	$104.5	$8.9	$180.7
(1) Includes foreign currency (losses) gains of $(19.1), $34.5, $49.0, and $44.0.
(2) Excludes non-investment related foreign currency (losses) gains that are recognized through other comprehensive income of $(15.3), $10.9, $36.6, and $15.3.

Gross investment returns and benchmark returns

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Fixed maturity investments	0.5%	1.0%	0.2%	1.8%
Short-term investments	0.3%	(0.1)%	(0.5)%	0.4%
Total fixed income investment returns:
In U.S. dollars	0.5%	0.9%	0.1%	1.6%
In local currencies	(0.1)%	1.0%	0.7%	1.7%
Barclays U.S. Intermediate Aggregate Index	(0.7)%	1.6%	0.6%	2.8%

Common equity securities	0.9%	3.8%	3.5%	6.3%
Convertible fixed maturity and preferred investments	5.9%	0.2%	(19.1)%	4.7%
Other long-term investments	(2.3)%	3.9%	(3.5)%	5.5%
Total common equity securities, convertible fixed maturity and preferred investments and other long-term investment returns:
In U.S. dollars	(0.2)%	3.7%	0.9%	6.0%
In local currencies	(0.5)%	3.6%	1.0%	6.0%
S&P 500 Index (total return)	0.3%	5.2%	1.2%	7.1%

Total consolidated portfolio returns
In U.S. dollars	0.4%	1.5%	0.3%	2.6%
In local currencies	(0.2)%	1.6%	0.7%	2.7%

Investment Returns—Three and Six Months Ended June 30, 2015 versus Three and Six Months Ended June 30, 2014
White Mountains’s GAAP pre-tax total return on invested assets was 0.4% and 0.3% for the second quarter and first six months of 2015, which included 0.6% of foreign currency gains and 0.4% of foreign currency losses, respectively. White Mountains’s GAAP pre-tax total return on invested assets was 1.5% and 2.6% for the second quarter and first six months of 2014, which included 0.1% of foreign currency losses in each period.

Fixed income results
White Mountains maintains a high-quality, short-duration fixed income portfolio. As of June 30, 2015, the fixed income portfolio duration was approximately 2.2 years, including short-term investments, compared to 2.0 years as of December 31, 2014 and 2.3 years as of June 30, 2014.
In U.S. dollars, the fixed income portfolio returned 0.5% and 0.1% for the second quarter and first six months of 2015. In local currencies, the fixed income portfolio returned -0.1% for the second quarter of 2015, outperforming the longer duration Barclays U.S. Intermediate Aggregate Index return of -0.7% as interest rates rose during the quarter. In local currencies, the fixed income portfolio returned 0.7% for the first six months of 2015, fairly consistent with the Barclays U.S. Intermediate Aggregate Index return of 0.6%. In U.S. dollars, the fixed income portfolio returned 0.9% and 1.6% for the second quarter and first six months of 2014. In local currencies, the fixed income portfolio returned 1.0% and 1.7% for the second quarter and first six months of 2014, underperforming the longer duration Barclays U.S. Intermediate Aggregate Index return of 1.6% and 2.8% for the comparable periods, as rates declined in both periods.

Common equity securities, convertible fixed maturity and preferred investments and other long-term investments results
White Mountains maintains a value-oriented equity portfolio that consists of common equity securities, convertibles and other long-term investments, including hedge funds and private equity funds. White Mountains’s management believes that prudent levels of investments in common equity securities, convertibles and other long-term investments are likely to enhance long-term after-tax total returns. White Mountains’s portfolio of common equity securities, convertibles and other long-term investments represented approximately 16%, 18%, and 18% of GAAP invested assets as of June 30, 2015, December 31, 2014, and June 30, 2014.

In U.S. dollars, the equity portfolio returned -0.2% and 0.9% for the second quarter and first six months of 2015. In local currencies, the equity portfolio returned -0.5% and 1.0% for the second quarter and first six months of 2015, underperforming the S&P 500 Index return of 0.3% and 1.2% for the comparable periods. The underperformance relative to the S&P 500 Index return for the second quarter of 2015 was primarily due to unfavorable results in energy exposed private equity funds, while the underperformance for the first six months of 2015 was primarily due to a $7 million write-off of White Mountains's investment in common and convertible preferred shares of TaCerto.com during the first quarter of 2015. In U.S. dollars, the equity portfolio returned 3.7% and 6.0% for the second quarter and first six months of 2014, underperforming the S&P 500 Index return of 5.2% and 7.1% for the comparable periods.
White Mountains has established separate accounts with third party registered investment advisers to manage publicly-traded common equity securities and convertibles. The largest of these separate account relationships have been with Prospector Partners LLC ("Prospector"), Lateef Investment Management (“Lateef”) and Silchester International Investors (“Silchester”).
White Mountains’s equity investment style has generally been value-oriented with a significant portion of the assets managed by Prospector.  At March 31, 2015, the Prospector separate account portfolios accounted for approximately 30% of White Mountains’s common equity securities, convertibles and other long-term investments. In U.S. dollars, the Prospector separate account portfolios returned -0.7% and 0.3% during the second quarter and first six months of 2015. In U.S. dollars, the Prospector portfolios returned 3.2% and 6.7% for the second quarter and first six months of 2014.
During the second quarter of 2015, White Mountains instructed Prospector to liquidate its separate account portfolios and redeemed its investments in the Prospector Funds with the intention to reallocate a portion of its equity exposure to passive equity investment vehicles. During the second quarter of 2015, White Mountains purchased exchange traded funds (ETFs) that seek to provide investment results that, before expenses, generally correspond to the performance of the S&P 500, Russell 1000 and Russell 1000 Value Indices. As of June 30, 2015, White Mountains had invested $362 million in ETFs. The following summarizes White Mountains's investments in ETFs by exposure to each index:

Market Value
Index	June 30, 2015
S&P 500	$300.4
Russell 1000 Value	$43.0
Russell 1000	$18.1
Total	$361.5

In the second quarter of 2015, the ETFs earned the effective market return, before expenses, over the period in which White Mountains was invested in each respective fund. White Mountains has since terminated its investment management agreements with Prospector.  White Mountains continues to have publicly-traded common equity securities actively managed by Lateef and Silchester.
The Lateef separate account is a highly concentrated portfolio of high quality mid- and large-cap growth companies. Lateef is a growth at a reasonable price manager focused on investing in high return on invested capital businesses at reasonable valuations. Lateef uses a bottom up, fundamental research-driven investment process that is focused on absolute returns, low turnover and a long-term investment horizon. As a highly concentrated portfolio of 15 to 20 positions, relative performance to the S&P 500 Index return is often driven, positively or negatively, by individual positions, especially in the short-term. The Lateef separate account returned 0.2% and 4.1% in both U.S. dollars and local currencies for the second quarter and first six months of 2015, slightly underperforming the S&P 500 Index return of 0.3% for the second quarter of 2015 but significantly outperforming the S&P 500 Index return of 1.2% for the first six months of 2015. Lateef’s outperformance relative to the S&P 500 Index return in the first six months of 2015 reflects positive contributions from merger and acquisition activity in the healthcare sector. Lateef’s separate account returned 3.7% and 3.8% in both U.S. dollars and local currencies for the second quarter and first six months of 2014. Lateef’s relative underperformance to the S&P 500 Index return in both periods was primarily due to the broad stock market’s rotation away from growth stocks and into sectors such as utilities and energy where the portfolio had no exposure.

White Mountains has an investment in the Calleva Trust, an open-ended unit trust established as an Undertaking for Collective Investment in Transferable Securities (“UCITS”) under the European Communities Regulations that is managed by Silchester. Silchester invests primarily in value-oriented non-U.S. equity securities. Silchester’s investment strategy focuses on companies with low market multiples of earnings, cash flow, asset value or dividends. In local currencies, the Silchester portfolio was flat in the second quarter of 2015, underperforming the MCSI EAFE Index return of 0.6%. In local currencies, the Silchester portfolio returned 10.8% for the first six months of 2015, outperforming the MCSI EAFE Index return of 5.5%. In local currencies, the Silchester portfolio returned 3.0% and 5.0% for the second quarter and first six months of 2014, underperforming the MCSI EAFE Index returns of 4.1% for the second quarter of 2014 and outperforming the MCSI EAFE Index return of 4.8% for the first six months of 2014. In U.S. dollars, the Silchester portfolio returned 1.5% and 8.6% for the second quarter and first six months of 2015, outperforming the S&P 500 Index returns of 0.3% and 1.2% for the comparable periods. In U.S. dollars, the Silchester portfolio returned 4.0% and 6.7% for the second quarter and first six months of 2014, underperforming the S&P 500 Index returns of 5.2% and 7.1%, for the comparable periods.
As of December 31, 2014, White Mountains had investments in TaClaro Holdings B.V., which owns TaCerto.com (“TaCerto”), in the form of convertible preferred shares ($4.5 million), loans ($1.7 million) and common shares ($0.3 million). During the first quarter of 2015, TaCerto initiated a wind-down of its business. As a result, White Mountains reduced the carrying value of these investments to $0. The impact of this write-off is reflected in White Mountains’s convertible fixed maturity and preferred investments and other long-term investments, which returned -19.1% and -3.5%, respectively in the first six months of 2015. During the second quarter of 2015 the TaCerto shares were sold for a nominal amount.
White Mountains also maintains a portfolio of other long-term investments that consists primarily of hedge funds, private equity funds, surplus note investments, private equity securities and other investments in limited partnerships. As of June 30, 2015, approximately 60% of these long-term investments were in private equity funds, with a general emphasis on narrow, sector-focused funds and hedge funds, with a general emphasis on long-short equity funds.
In U.S. dollars, the other long-term investments portfolio returned -2.3% and -3.5% for the second quarter and first six months of 2015, underperforming the HFRX Equal Weighted Strategies Index return of -0.4% and 1.5% for the comparable periods. The portfolio’s underperformance relative to the HFRX Equal Weighted Strategies Index return for the second quarter was attributable to unfavorable results in energy exposed private equity funds. The portfolio’s underperformance relative to the HFRX Equal Weighted Strategies Index return for the first six months of 2015 was primarily due to the write-off of TaCerto and unfavorable results in the hedge fund and private equity fund portfolios. In U.S. dollars, the other long-term investments portfolio returned 3.9% and 5.5% for the second quarter and first six months of 2014, outperforming the HFRX Equal Weighted Strategies Index of 0.4% and 1.9% for the comparable periods.

Investment in Symetra Common Shares
During the second quarter and first six months of 2015, White Mountains recorded $6 million and $13 million in equity in earnings from its investment in Symetra's common shares. The table below illustrates (1) the per-Symetra common share value of the investment in Symetra's common shares used in the calculation of White Mountains’s adjusted book value per share, (2) Symetra's quoted stock price and (3) Symetra's book value per common share excluding unrealized gains and losses from its fixed maturity portfolio:

	June 30,	December 31,
Value per Symetra Common Share	2015	2014
Value of the investment in Symetra’s common shares used in the calculation of White Mountains’s adjusted book value per share	$19.22	$18.65
Symetra’s quoted stock price	$24.17	$23.05
Symetra’s book value per common share excluding unrealized gains and losses from its fixed maturity portfolio	$20.83	$20.47

Foreign Currency Translation
White Mountains’s non-U.S. dollar-denominated assets and liabilities are valued using period-end exchange rates, and its non-U.S. dollar-denominated foreign revenues and expenses are valued using average exchange rates over the period.  Foreign currency exchange rate risk is the risk that White Mountains will incur losses on a U.S. dollar basis due to adverse changes in foreign currency exchange rates.  As of June 30, 2015, the following currencies represented the largest net foreign currency exposures as a percent of White Mountains’s common shareholders’ equity; the British pound sterling (5.3%), the Swedish kronor (2.5%), and the Canadian dollar (1.2%).  White Mountains remains focused on defensively positioning its non-U.S. dollar denominated net foreign currency exposures, most of which reside at Sirius International. White Mountains’s net foreign currency exposure decreased $67 million and $189 million during the second quarter and first six months of 2015, to $414 million at June 30, 2015 from $481 million at March 31, 2015 and from $603 million at December 31, 2014. This was primarily driven by a $100 million foreign currency swap executed in the second quarter (see Foreign Currency Swap below) that reduced overall net foreign currency exposure to Swedish krona ($50 million) and euro ($50 million), offset by a $53 million increase in net Swedish krona exposure and a $34 million reduction in net exposure to other foreign currencies.
The following table illustrates the pre-tax effect that a hypothetical 10% increase (i.e. U.S. dollar strengthening) or decrease (i.e. U.S. dollar weakening) in the rate of exchange from the British pound sterling, the Swedish krona, the Canadian dollar and the euro to the U.S. dollar would have on the carrying value of White Mountains’s net assets denominated in the respective currencies as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
Millions	10% increase	10% decrease	10% increase	10% decrease
British pound sterling to U.S. dollar	$(21.1)	$21.1	$(16.6)	$16.6
Swedish krona to U.S. dollar	(9.8)	9.8	(24.8)	24.8
Canadian dollar to U.S. dollar	(4.9)	4.9	(4.9)	4.9
Euro to U.S. dollar	.4	(.4)	(4.8)	4.8

Foreign Currency Swap
On April 28, 2015, White Mountains executed a swap of $100 million of the cash flows related to the $400 million SIG Senior Notes from U.S. dollars to Swedish kronor ($50 million) and euros ($50 million) in an effort to further reduce overall net foreign currency exposure. During the second quarter, White Mountains recorded a loss of $3 million in other revenue for the change in fair value of the swap.
A summary of the impact of foreign currency translation on White Mountains’s consolidated financial results for the three and six months ended June 30, 2015 and 2014 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2015	2014	2015	2014
Net realized investment gains (losses) — foreign currency(1)	$27.2	$3.3	$54.2	$(.3)
Net unrealized investment (losses) gains — foreign currency(1)	(46.3)	31.2	(5.2)	44.3
Net realized and unrealized investment (losses) gains — foreign currency(1)	(19.1)	34.5	49.0	44.0
Other revenue — foreign currency translation gains (losses)	5.3	(16.3)	(19.4)	(20.2)
Other revenue — foreign currency swap	(2.7)	—	(2.7)	—
Income tax expense	(.8)	(2.2)	(2.3)	(2.8)
Total foreign currency translation (losses) gains recognized through net income, after tax	(17.3)	16.0	24.6	21.0
Change in foreign currency translation on investments recognized through other comprehensive income, after tax	59.2	(39.0)	(80.5)	(51.3)
Change in foreign currency translation on non-investment net liabilities recognized through other comprehensive income, after tax	(15.3)	10.9	36.6	15.3
Total foreign currency translation gains (losses) recognized through other comprehensive income, after tax	43.9	(28.1)	(43.9)	(36.0)
Total foreign currency gains (losses) recognized through comprehensive income, after tax	$26.6	$(12.1)	$(19.3)	$(15.0)
(1) Component of net realized and unrealized investment gains (losses) on the income statement.

As of June 30, 2015, White Mountains’s investment portfolio included $0.8 billion in non-U.S. dollar-denominated investments, most of which were held at Sirius International and were denominated in British pound sterling, Swedish kronor, or euros. The value of the investments in this portfolio is impacted by changes in the exchange rate between the U.S. dollar and the pound sterling, the U.S. dollar and the krona, and the U.S. dollar and the euro. During the second quarter of 2015, the U.S. dollar weakened 6% against the pound sterling, 5% against the krona, 2% against the Canadian dollar and 4% against the euro. During the first six months of 2015, the U.S. dollar weakened 1% against the pound sterling, strengthened 6% against the krona, strengthened 7% against the Canadian dollar and strengthened 8% against the euro. These currency movements resulted in approximately $40 million of pre-tax foreign currency investment gains and $32 million of pre-tax foreign currency losses for the second quarter and first six months of 2015, which are recorded as components of net realized and unrealized investment gains (recognized in pre-tax income) and change in foreign currency translation on investments (recognized in other comprehensive income).  During the second quarter of 2014, the U.S. dollar weakened 3% against the pound sterling, strengthened 3% against the kronor, weakened 3% against the Canadian dollar and strengthened 1% against the euro. During the first six months of 2014, the U.S. dollar weakened 2% against the pound sterling, strengthened 4% against the kronor, strengthened 1% against the Canadian dollar and strengthened 1% against the euro. These currency movements resulted in approximately $5 million and $7 million of pre-tax foreign currency investment losses for the second quarter and first six months of 2014, which are recorded as components of net realized and unrealized investment gains (recognized in pre-tax income) and change in foreign currency translation on investments (recognized in other comprehensive income).
Sirius International holds a large portfolio of investments that are denominated in U.S. dollars, but its functional currency is the Swedish krona. When Sirius International prepares its stand-alone GAAP financial statements, it translates its U.S. dollar-denominated investments to Swedish kronor and recognizes the related foreign currency translation gains or losses through pre-tax income. When White Mountains consolidates Sirius International, it translates Sirius International’s stand-alone GAAP financial statements to U.S. dollars and recognizes the foreign currency gains or losses arising from this translation, including those associated with Sirius International’s U.S. dollar-denominated investments, through other comprehensive income.  Since White Mountains reports its financial statements in U.S. dollars, there is no net effect to adjusted book value per share or to investment returns from foreign currency translation on its U.S. dollar-denominated investments at Sirius International.  However, net realized and unrealized investment gains, other revenues and other comprehensive income can be significantly affected during periods of high volatility in the foreign exchange rate between the U.S. dollar and other currencies.
The amount of foreign currency translation on Sirius International’s U.S. dollar-denominated investments recognized as an increase of other comprehensive income and a decrease of net income was $25 million in the second quarter of 2015. The amount of foreign currency translation on Sirius International’s U.S. dollar-denominated investments recognized as a decrease of other comprehensive income and an increase of net income was $36 million for the first six months of 2015. The amount of foreign currency translation on Sirius International’s U.S. dollar-denominated investments recognized as a decrease of other comprehensive income and an increase of net income was $22 million and $28 million for the second quarter and first six months of 2014.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash and Short-term Investments
Holding company level.  The primary sources of cash for the Company and certain of its intermediate holding companies are expected to be distributions and tax sharing payments received from its insurance, reinsurance and other operating subsidiaries, capital raising activities, net investment income, proceeds from sales and maturities of investments and, from time to time, proceeds from the sales of operating subsidiaries. The primary uses of cash are expected to be repurchases of the Company’s common shares, payments on and repurchases/retirements of its debt obligations, dividend payments to holders of the Company’s common shares, to non-controlling interest holders of OneBeacon Ltd.’s common shares, to holders of the SIG Preference Shares and to non-controlling interest holders of other consolidated subsidiaries, purchases of investments, payments to tax authorities, contributions to operating subsidiaries, operating expenses and, from time to time, purchases of operating subsidiaries.
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

OneBeacon:
OneBeacon’s top-tier regulated U.S. insurance operating subsidiary, Atlantic Specialty Insurance Company (“ASIC”), has the ability to pay dividends to its immediate parent during any twelve-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based upon the formula above, ASIC currently has the ability to pay $45 million of dividends without prior approval of regulatory authorities. As of March 31, 2015, ASIC had $725 million of statutory surplus and $93 million of earned surplus. During the first six months of 2015, ASIC paid $45 million of dividends to its immediate parent.
Split Rock has the ability to declare or pay dividends or make capital distributions during any 12-month period without the prior approval of Bermuda regulatory authorities on the condition that any such declaration or payment of dividends or capital distributions does not cause a breach of any of its regulatory solvency and liquidity requirements. During 2015, Split Rock has the ability to make capital distributions without the prior approval of regulatory authorities, subject to meeting all appropriate liquidity and solvency requirements, of $19 million, which is equal to 15% of its December 31, 2014 statutory capital (excluding earned surplus). During the first six months of 2015, Split Rock did not pay any dividends to its immediate parent.

During the first six months of 2015, OneBeacon’s unregulated insurance operating subsidiaries paid $5 million of dividends to their immediate parent. As of June 30, 2015, OneBeacon’s unregulated insurance operating subsidiaries had $110 million of net unrestricted cash, short-term investments, and fixed maturity investments and also had $101 million in par value of surplus notes, with a carrying value of $66 million, classified as other long-term investments.
During the first six months of 2015, OneBeacon Ltd. paid $40 million of regular quarterly dividends to its common shareholders. White Mountains received $30 million of these dividends.
As of June 30, 2015, OneBeacon Ltd. and its intermediate holding companies had $119 million of net unrestricted cash, short-term investments and fixed maturity investments and $82 million of common equity securities, convertibles and other long-term investments outside of its regulated and unregulated insurance operating subsidiaries.

Sirius Group:
Sirius Bermuda Insurance Ltd. (“Sirius Bermuda”), a class 3A licensed Bermuda insurer which owns Sirius International, has the ability to declare or pay dividends or make capital distributions during any 12-month period without the prior approval of Bermuda regulatory authorities on the condition that any such declaration or payment of dividends or capital distributions does not cause a breach of any of its regulatory solvency and liquidity requirements. During 2015, Sirius Bermuda has the ability, subject to meeting all appropriate liquidity and solvency requirements, to make dividend or capital distributions without the prior approval of regulatory authorities, subject to meeting all appropriate liquidity and solvency requirements, of $350 million, which is equal to 15% of its December 31, 2014 statutory capital, excluding earned surplus. The amount of dividends available to be paid by Sirius Bermuda in any given year is also subject to cash flow and earnings generated by Sirius Bermuda's business, as well as to dividends received from its subsidiaries, including Sirius International. During the first six months of 2015, Sirius Bermuda paid $85 million of dividends to its immediate parent.
Sirius International has the ability to pay dividends to Sirius Bermuda subject to the availability of unrestricted equity, calculated in accordance with the Swedish Act on Annual Accounts in Insurance Companies and the Swedish Supervisor Authorities (“Swedish FSA”). Unrestricted equity is calculated on a consolidated group account basis and on a parent account basis. Differences between the two include but are not limited to accounting for goodwill, subsidiaries (with parent accounts stated at original foreign exchange rates), taxes and pensions. Sirius International’s ability to pay dividends is limited to the “lower of” unrestricted equity as calculated within the group and parent accounts. As of December 31, 2014, Sirius International had $467 million (based on the December 31, 2014 SEK to USD exchange rate) of unrestricted equity on a parent account basis (the lower of the two) available to pay dividends in 2015. The amount of dividends available to be paid by Sirius International in any given year is also subject to cash flow and earnings generated by Sirius International’s business, as well as to dividends received from its subsidiaries, including Sirius America. Earnings generated by Sirius International’s business that are allocated to the Safety Reserve are not available to pay dividends (see “Safety Reserve” on the next page). During the first six months of 2015, Sirius International paid $95 million of dividends to its immediate parent.
Subject to certain limitations under Swedish law, Sirius International is permitted to transfer certain portions of its pre-tax income to its Swedish parent companies to minimize taxes (referred to as a group contribution). On January 1, 2013, new tax legislation became effective in Sweden that limits the deductibility of interest paid on certain intra-group debt instruments. Uncertainty exists with respect to the interpretation of the legislation on existing intra-group debt instruments within the Sirius Group structure. During the first six months of 2015, Sirius International did not transfer any of its 2014 pre-tax income to its Swedish parent companies.
Sirius America has the ability to pay dividends to Sirius International during any twelve-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based upon the formula above, Sirius America does not currently have the ability to pay dividends without prior approval of regulatory authorities.  As of March 31, 2015, Sirius America had $627 million of statutory surplus and $94 million of earned surplus.  During the first six months of 2015, Sirius America did not pay any dividends to its immediate parent.
As of June 30, 2015, Sirius Group and its intermediate holding companies had $70 million of net unrestricted cash, short-term investments and fixed maturity investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries. During the first six months of 2015, Sirius Group did not pay any dividends to its immediate parent.

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

Safety Reserve
Subject to certain limitations under Swedish law, Sirius International is permitted to transfer pre-tax income amounts into an untaxed reserve referred to as a safety reserve. At June 30, 2015, Sirius International's safety reserve amounted to SEK 10.4 billion, or $1.3 billion (based on the June 30, 2015 SEK to USD exchange rate). Under GAAP, an amount equal to the safety reserve, net of a related deferred tax liability established at the Swedish tax rate of 22.0%, is classified as shareholder’s equity. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain prescribed levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities apply no taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International’s safety reserve ($279 million at June 30, 2015) is included in solvency capital. Access to the safety reserve is restricted to coverage of insurance and reinsurance losses. Access for any other purpose requires the approval of Swedish regulatory authorities. Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the $1.3 billion balance of the safety reserve, without any provision for deferred taxes, in Sirius International’s regulatory capital when assessing Sirius International’s financial strength.

HG Global/BAM:
At June 30, 2015, HG Global had $613 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. HG Global did not declare or pay any preferred dividends in the first six months of 2015. As of June 30, 2015, HG Global has accrued $118 million of dividends payable to holders of its preferred shares, $114 million of which is payable to White Mountains and eliminated in consolidation.
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

Other Operations:
During the first six months of 2015, WM Advisors did not pay any dividends to its immediate parent. At June 30, 2015, WM Advisors had $14 million of net unrestricted cash, short-term investments and fixed maturity investments.
During the first six months of 2015, White Mountains paid a $6 million common share dividend. At June 30, 2015, the Company and its intermediate holding companies had $264 million of net unrestricted cash, short-term investments and fixed maturity investments, $195 million of common equity securities and $61 million of other long-term investments included in its Other Operations segment.

WM Life Re Keep-Well Agreement
Sirius Group initially fronted the reinsurance contracts covering guaranteed living and death benefits of Japanese variable annuity contracts for, and was 100% reinsured by, WM Life Re. In October 2013, White Mountains and Tokio Marine completed a novation whereby Sirius Group’s obligations on the reinsurance contracts were transferred to WM Life Re. As a result, Sirius Group no longer has any obligation or liability relating to these agreements. In connection with this novation agreement, White Mountains and Life Re Bermuda entered into a keep-well agreement, which obligates White Mountains to make capital contributions to Life Re Bermuda in the event that Life Re Bermuda’s shareholder’s equity falls below $75 million, provided however that in no event shall the amount of all capital contributions made by White Mountains under this agreement exceed $127 million. During the first six months of 2015, White Mountains contributed $8 million to Life Re Bermuda. At June 30, 2015, Life Re Bermuda had $79 million of shareholder’s equity and White Mountains’s maximum capital commitment under the keep-well agreement was $111 million. WM Life Re is in runoff and all of its contracts will mature by June 30, 2016.
The summary balance sheet below presents Life Re Bermuda’s net assets at June 30, 2015 reported to Tokio Marine as required under the terms of the novation agreement:

June 30,
Millions	2015
Cash and short-term investments	$47.6
Direct obligations of the government of Japan	4.4
Reinsurance premium receivable	.8
Settlements due from brokers and dealers	—
Derivative instruments	35.8
Total assets	88.6

Variable annuity liabilities	(1.8)
Counterparty collateral held	11.4
Intercompany line of credit outstanding	—
Accounts payable and accrued expenses	.4
Total liabilities	10.0
Total shareholder’s equity	$78.6

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
The following table illustrates White Mountains’s consolidated insurance float position as of June 30, 2015 and December 31, 2014:

($ in millions)	June 30, 2015	December 31, 2014
Loss and LAE reserves	$3,031.8	$3,159.8
Unearned insurance and reinsurance premiums	1,110.8	955.3
Ceded reinsurance payable	189.6	105.7
Funds held under insurance and reinsurance contracts	145.4	138.9
Deferred tax on safety reserve (1)	278.8	295.7
Insurance liabilities	4,756.4	4,655.4

Cash in regulated insurance and reinsurance subsidiaries	$195.8	$120.0
Reinsurance recoverable on paid and unpaid losses	459.2	507.5
Insurance and reinsurance premiums receivable	711.9	547.7
Funds held by ceding entities	137.4	129.0
Deferred acquisition costs	198.1	177.1
Ceded unearned insurance and reinsurance premiums	172.4	94.0
Insurance assets	1,874.8	1,575.3

Insurance float	$2,881.6	$3,080.1
Insurance float as a multiple of total adjusted capital	0.5x	0.6x
Insurance float as a multiple of White Mountains’s common shareholders’ equity	0.7x	0.8x
(1) While classified as a liability for GAAP purposes, as a result of the indefinite deferral of these taxes, Swedish regulatory authorities apply no taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International’s safety reserve is included in solvency capital (see “Safety Reserve” on page 71).

During the first six months of 2015, insurance float decreased by $199 million, primarily due to reduced loss and LAE reserve balances resulting from payments on prior losses exceeding the growth in loss reserves from new business at both OneBeacon and Sirius Group. In July 2015, White Mountains reached a definitive agreement to sell the Sirius Group to CMI. If this transaction had closed as of June 30, 2015, White Mountains's insurance float would have decreased by approximately $1.4 billion. Insurance float would have decreased by approximately $1.6 billion had the transaction taken place as of December 31, 2014. (See Note 19 - “Subsequent Events”).

Financing

The following table summarizes White Mountains’s capital structure as of June 30, 2015 and December 31, 2014:

($ in millions)	June 30, 2015	December 31, 2014
2012 OBH Senior Notes, carrying value	$274.7	$274.7
SIG Senior Notes, carrying value	399.7	399.7
WTM Bank Facility	—	—
Tranzact Bank Facility, carrying value	69.3	67.4
Other debt	4.8	4.8
Total debt	748.5	746.6
Non-controlling interest—OneBeacon Ltd.	255.0	258.4
Non-controlling interest—SIG Preference Shares	250.0	250.0
Non-controlling interests—other, excluding mutuals and reciprocals	125.1	168.6
Total White Mountains’s common shareholders’ equity	3,974.6	3,995.7
Total capital (1)	5,353.2	5,419.3
Equity in net unrealized gains from Symetra’s fixed maturity portfolio, net of applicable taxes	(2.0)	(34.9)
Total adjusted capital	$5,351.2	$5,384.4

Total debt to total adjusted capital	14%	14%
Total debt and SIG Preference Shares to total adjusted capital	19%	19%
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
White Mountains has an unsecured revolving credit facility with a syndicate of lenders administered by Wells Fargo Bank, N.A., which has a total commitment of $425 million and a maturity date of August 14, 2018 (the “WTM Bank Facility”). During the second quarter of 2015, White Mountains borrowed and subsequently repaid $15 million under the WTM Credit Facility. As of June 30, 2015, the WTM Bank Facility was undrawn.
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
Tranzact has a secured credit facility with a syndicate of lenders administered by The PrivateBank and Trust Company (the “Tranzact Bank Facility”). The Tranzact Bank Facility consists of a $70 million term loan facility, which had an outstanding balance of $67 million as of June 30, 2015, and a revolving credit facility for an additional $12 million, of which $5 million was drawn as of June 30, 2015. During the first six months of 2015, Tranzact repaid $3 million under the term loan portion and borrowed $5 million under the revolving portion of the Tranzact Bank Facility. The Tranzact Bank Facility is secured by intellectual property and the common stock of Tranzact and its subsidiaries and contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings, including a minimum fixed charge coverage ratio and a maximum leverage ratio.  The Tranzact Bank Facility carries a variable interest rate, based on the U.S. dollar LIBOR rate. Tranzact has entered into an interest rate swap agreement to effectively fix the rate it pays on the $70 million term loan portion of the facility. (See Note 9 - “Derivatives”).
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

Covenant Compliance
At June 30, 2015, White Mountains was in compliance with all of the covenants under the WTM Bank Facility, the OBH Senior Notes, the SIG Senior Notes, the Tranzact Bank Facility, the Nordea facility and the Lloyd’s Bank Facility, and expects to remain in compliance with these covenants for the foreseeable future.

Share Repurchases

During the past several years, White Mountains’s board of directors has authorized the Company to repurchase its common shares, from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. As of June 30, 2015, White Mountains may repurchase an additional 311,706 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its board of directors.
During the second quarter of 2015, the Company repurchased 33,168 common shares for $22 million at an average share price of $652. During the first six months of 2015, the Company repurchased 50,688 common shares for $33 million at an average share price of $645, which represented 96% of White Mountains’s adjusted book value per share of $671 at June 30, 2015. The repurchases through six months were comprised of 26,386 common shares repurchased under the board authorization for $17 million at an average share price of $644, 10,802 common shares repurchased pursuant to employee benefit plans, and 13,500 common shares retired pursuant to the redemption of the Prospector Offshore Fund. Shares repurchased pursuant to employee benefit plans and the shares repurchased from subsidiaries of the Company did not reduce the board authorizations referred to above.
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

Cash Flows

Detailed information concerning White Mountains’s cash flows during the three months ended June 30, 2015 and 2014 follows:

Cash flows from operations for the six months ended June 30, 2015
Net cash flows used by continuing operations was $43 million in the first six months of 2015.
During the first six months of 2015, White Mountains made long-term incentive payments totaling $57 million.
During the first six months of 2015, OneBeacon paid a total of $6 million of interest on the 2012 OBH Senior Notes, Sirius Group paid $13 million of interest on the SIG Senior Notes and Tranzact paid $2 million of interest on the Tranzact Bank Facility.
White Mountains does not believe that these trends will have a meaningful impact on its future liquidity or its ability to meet its future cash requirements.

Cash flows from investing and financing activities for the six months ended June 30, 2015
Financing and Other Capital Activities
During the first quarter of 2015, the Company declared and paid a $6 million cash dividend to its common shareholders.
During the first six months of 2015, the Company repurchased and retired 50,688 of its common shares for $33 million, which included 10,802 common shares repurchased under employee benefit plans and 13,500 common shares from the Prospector Offshore Fund redemption.
During the first six months of 2015, White Mountains borrowed and subsequently repaid a total of $15 million under the WTM Bank Facility.
During the first six months of 2015, OneBeacon Ltd. declared and paid $40 million of cash dividends to its common shareholders. White Mountains received a total of $30 million of these dividends.
During the first six months of 2015, Sirius Group paid $9 million of dividends on the SIG Preference Shares.
During the first six months of 2015, White Mountains contributed $8 million to WM Life Re.
During the first six months of 2015, WM Life Re repaid $23 million under an internal revolving credit facility with an intermediate holding company of White Mountains.
During the first six months of 2015, BAM received $11 million in surplus contributions from its members.
During the first six months of 2015, MediaAlpha paid $2 million of dividends, of which $1 million was paid to White Mountains.
During the first six months of 2015, Tranzact repaid a total of $3 million under the term loan portion and borrowed $5 million under the revolving portion of the Tranzact Bank Facility.

Acquisitions and Dispositions
On April 2, 2015, White Mountains closed on PassportCard, a 50/50 joint venture with DavidShield and contributed $21.0 million of assets to a newly formed entity, PPCI Global Ltd.
During the second quarter of 2015, White Mountains increased its ownership interest in Wobi through the purchase of shares from a non-controlling interest shareholder for NIS 35 million (approximately $9 million) and newly-issued convertible preferred shares for NIS 25 million (approximately $7 million). As of June 30, 2015, White Mountains’s ownership share was 95.3% on a fully converted basis.
On February 23, 2015, Wobi acquired 56.2% of the outstanding share capital of Cashboard for NIS 9.5 million (approximately $2.4 million based upon the foreign exchange spot rate at the date of acquisition). During the second quarter of 2015, Wobi purchased newly issued common shares of Cashboard for NIS 10 million (approximately $2.6 million), which increased its ownership interest in Cashboard to 68.3%.
During the first six months of 2015, White Mountains purchased $3 million of surplus notes issued by SSIE.
On May 27, 2015, White Mountains sold its interest in Hamer LLC and received cash proceeds of $24 million.

Cash flows from operations for the six months ended June 30, 2014
Net cash flows used for continuing operations were $12 million in the first six months of 2014.
During the six months of 2014, White Mountains made payments totaling $27 million on the WTM Performance Shares.
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
During the first six months of 2014, Sirius Group paid $9 million of dividends on the SIG Preference Shares.
During the first six months of 2014, White Mountains contributed $15 million to WM Advisors.
During the first six months of 2014, BAM received $8 million in surplus contributions from its members.
During the first six months of 2014, WM Life Re borrowed a total of $30 million and repaid $5 million under an internal revolving credit facility with an intermediate holding company of White Mountains.

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
On January 31, 2014, White Mountains acquired certain assets and liabilities of Star & Shield Holdings LLC, including SSRM, the attorney-in-fact for SSIE, for a purchase price of $2 million. White Mountains also purchased $17 million of surplus notes issued by SSIE during the first six months of 2014.

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
As of June 30, 2015, approximately 93% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturity securities, primarily investments in U.S. Treasuries, common equity securities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturity securities including corporate debt, state and other governmental debt, convertible fixed maturity securities and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include White Mountains’s investments in hedge funds and private equity funds, as well as investments in certain debt securities, including asset-backed securities, where quoted market prices are unavailable. White Mountains determines when transfers between levels have occurred as of the beginning of the period. White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value. The outside pricing services used by White Mountains have indicated that if no observable inputs are available for a security, they will not provide a price.
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

Variable Annuity Reinsurance Liabilities
White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. White Mountains carries the benefit guarantees at fair value. The fair value of the guarantees is estimated using actuarial and capital market assumptions related to the projected discounted cash flows over the term of the reinsurance agreement. The valuation uses assumptions about surrenders rates, market volatilities and other factors, and includes a risk margin which represents the additional compensation a market participant would require to assume the risks related to the business. The selection of surrender rates, market volatility assumptions, risk margins and other factors require the use of significant management judgment. Assumptions regarding future policyholder behavior, including surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimate. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value of the liabilities associated with these guarantees that could materially affect results of operations. All of White Mountains’s variable annuity reinsurance liabilities $(1.8) million were classified as Level 3 measurements at June 30, 2015.

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
At the account value levels as of June 30, 2015, the average assumed surrender rate was approximately 40% per annum. The potential change in the fair value of the liability due to a change in current surrender assumptions is as follows:

	Change in fair value of liability
Millions	June 30, 2015	December 31, 2014
Decrease 100% (to zero surrenders)	$(0.4)	$(0.2)
Increase 100%	$0.2	$(0.1)

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
Total capital at White Mountains is comprised of White Mountains’s common shareholders’ equity, debt and non-controlling interest in OneBeacon Ltd., HG Global and the SIG Preference Shares. Total adjusted capital excludes the equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes from total capital. The reconciliation of total capital to total adjusted capital is included on page 74.

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

On April 28, 2015, White Mountains executed a swap of $100 million of the cash flows related to the $400 million SIG Senior Notes from U.S. dollars to Swedish kronor ($50 million) and euro ($50 million) in an effort to further reduce overall net foreign currency exposure. See “Foreign Currency Translation” on page 67.
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
There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 30, 2015.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

Refer to White Mountains’s 2014 Annual Report on Form 10-K and in particular Item 3. - “Legal Proceedings”.  As of June 30, 2015, there were no material changes in the legal proceedings as described in White Mountains’s most recent Annual Report.

Item 1A.	Risk Factors.

There have been no material changes to any of the risk factors previously disclosed the Registrant’s 2014 Annual Report on Form 10-K.

Item 2.	Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
April 1-April 30, 2015	—	$—	—	331,374
May 1-May 31, 2015	—	$—	—	331,374
June 1-June 30, 2015	33,168	$652.03	19,668	311,706
Total	33,168	$652.03	19,668	311,706
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
10.1
Stock Purchase Agreement dated July 24, 2015 between Lone Tree Holdings Ltd., Sirius International Insurance Group, Ltd., CM International Holding Pte. Ltd. and CM Bermuda Limited (incorporated by reference herein to Exhibit 10.1 of the Company's Report on Form 8-K dated July 24, 2015)

	10.2		Sabbatical Agreement dated June 1, 2015 between White Mountains Capital, Inc. and G. Manning Rountree. *
	11	—	Statement Re Computation of Per Share Earnings. **
	31.1	—	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. *
	31.2	—	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. *
	32.1	—	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
	32.2	—	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
	101.1	—
The following financial information from White Mountains’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL: (i) Consolidated Balance Sheets, June 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations and Comprehensive Income, Three Months Ended June 30, 2015 and 2014; (iii) Consolidated Statements of Changes in Equity, Three Months Ended June 30, 2015 and 2014; (iv) Consolidated Statements of Cash Flows, Three Months Ended June 30, 2015 and 2014; and (v) Notes to Consolidated Financial Statements. *

*	Included herein
**	Not included as an exhibit as the information is contained elsewhere within this report. See Note 11 - “Earnings Per Share” of the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date:	August 3, 2015	By: /s/ J. Brian Palmer
J. Brian Palmer
Managing Director and Chief Accounting Officer