Form 10-Q
period 2015-09-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2015-11-02
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2015

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

As of November 2, 2015, 5,686,165 common shares with a par value of $1.00 per share were outstanding (which includes 70,674 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Part I.FINANCIAL INFORMATION.

Item 1.	Financial Statements
WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

(Millions, except share amounts)	September 30, 2015	December 31, 2014
Assets	Unaudited
Fixed maturity investments, at fair value	$2,602.2	$2,422.0
Short-term investments, at amortized cost (which approximates fair value)	325.0	376.8
Common equity securities, at fair value	482.1	611.7
Convertible fixed maturity and preferred investments, at fair value	5.6	13.9
Other long-term investments	294.6	318.0
Total investments	3,709.5	3,742.4
Cash (restricted: $16.8 and $23.7)	200.0	261.7
Reinsurance recoverable on unpaid losses	214.6	161.7
Reinsurance recoverable on paid losses	22.6	12.2
Insurance premiums receivable	273.3	241.1
Funds held by ceding entities	4.6	37.1
Investments in unconsolidated affiliates	392.6	414.4
Deferred acquisition costs	110.8	107.2
Deferred tax asset	133.9	114.6
Ceded unearned insurance premiums	41.4	17.8
Accrued investment income	13.7	14.3
Accounts receivable on unsettled investment sales	11.5	37.8
Goodwill and intangible assets	381.7	351.2
Other assets	307.7	311.6
Assets held for sale	4,528.1	4,630.6
Total assets	$10,346.0	$10,455.7
Liabilities
Loss and loss adjustment expense reserves	$1,433.3	$1,350.0
Unearned insurance premiums	671.3	616.7
Debt	383.3	343.1
Accrued incentive compensation	121.0	108.1
Ceded reinsurance payable	46.8	34.2
Funds held under insurance contracts	100.3	81.0
Accounts payable on unsettled investment purchases	46.0	.5
Other liabilities	304.9	278.4
Liabilities held for sale	3,032.8	3,105.3
Total liabilities	6,139.7	5,917.3
Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share - authorized 50,000,000 shares;
issued and outstanding 5,745,002 and 5,986,214 shares	5.7	6.0
Paid-in surplus	992.3	1,028.7
Retained earnings	2,888.3	3,010.5
Accumulated other comprehensive income (loss), after tax:
Equity in net unrealized gains from investment in Symetra common shares	5.5	34.9
Net unrealized foreign currency translation losses	(142.4)	(79.8)
Pension liability and other	(3.9)	(4.6)
Total White Mountains’s common shareholders’ equity	3,745.5	3,995.7
Non-controlling interests
Non-controlling interest - OneBeacon Ltd.	246.9	258.4
Non-controlling interest - SIG Preference Shares	250.0	250.0
Non-controlling interest - mutuals and reciprocals	(149.4)	(134.3)
Non-controlling interest - other	113.3	168.6
Total non-controlling interests	460.8	542.7
Total equity	4,206.3	4,538.4
Total liabilities and equity	$10,346.0	$10,455.7
 See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except per share amounts)	2015	2014	2015	2014
Revenues:
Earned insurance premiums	$284.9	$307.2	$896.0	$879.1
Net investment income	16.8	13.8	42.6	44.7
Net realized and unrealized investment (losses) gains	(43.9)	(27.5)	(33.9)	64.4
Other revenue	76.9	29.7	225.4	60.3
Total revenues	334.7	323.2	1,130.1	1,048.5
Expenses:
Loss and loss adjustment expenses	170.0	185.5	534.1	527.3
Insurance acquisition expenses	55.3	55.2	166.1	153.0
Other underwriting expenses	56.5	51.3	165.5	152.6
General and administrative expenses	142.6	63.0	354.1	168.3
Interest expense	4.9	3.7	13.5	10.6
Total expenses	429.3	358.7	1,233.3	1,011.8

Pre-tax (loss) income from continuing operations	(94.6)	(35.5)	(103.2)	36.7

Income tax benefit (expense)	1.6	4.7	(.8)	(11.4)

Net (loss) income from continuing operations	(93.0)	(30.8)	(104.0)	25.3

Gain from sale of discontinued operations, net of tax	10.3	7.0	18.2	9.7

Net income from discontinued operations, net of tax	3.9	56.9	73.3	166.8

(Loss) Income before equity in earnings of unconsolidated affiliates	(78.8)	33.1	(12.5)	201.8

Equity in earnings of unconsolidated affiliates, net of tax	3.9	7.0	18.0	33.3

Net (loss) income	(74.9)	40.1	5.5	235.1
Net loss attributable to non-controlling interests	16.0	11.2	24.2	7.2

Net (loss) income attributable to White Mountains’s common shareholders	(58.9)	51.3	29.7	242.3

Other comprehensive (loss) income, net of tax:
Change in equity in net unrealized gains (losses) from investments in Symetra common shares, net of tax	3.5	(9.9)	(29.4)	59.5
Change in foreign currency translation, pension liability and other	—	(.2)	.3	(.1)
Change in foreign currency translation and other from discontinued operations	(18.4)	(64.1)	(62.1)	(99.9)

Comprehensive (loss) income	(73.8)	(22.9)	(61.5)	201.8
Other comprehensive (loss) income attributable to non-controlling interests	(.1)	.1	(.1)	.1
Comprehensive (loss) income attributable to White Mountains’s common shareholders	$(73.9)	$(22.8)	$(61.6)	$201.9

Income (loss) per share attributable to White Mountains’s common shareholders
Basic income per share
Continuing operations	$(12.42)	$(2.07)	$(10.40)	$10.70
Discontinued operations	2.41	10.49	15.37	28.74
Total consolidated operations	$(10.01)	$8.42	$4.97	$39.44

Diluted income per share
Continuing operations	$(12.42)	$(2.07)	$(10.40)	$10.70
Discontinued operations	2.41	10.49	15.37	28.74
Total consolidated operations	$(10.01)	$8.42	$4.97	$39.44

Dividends declared per White Mountains’s common share	$1.00	$1.00	$1.00	$1.00
 See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited

	White Mountains’s Common Shareholders’ Equity
(Millions)	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2015	$1,034.7	$3,010.5	$(49.5)	$3,995.7	$542.7	$4,538.4

Net income (loss)	—	29.7	—	29.7	(24.2)	5.5
Net change in unrealized gains (losses) from investments in unconsolidated affiliates	—	—	(29.4)	(29.4)	—	(29.4)
Net change in foreign currency translation	—	—	(62.6)	(62.6)	—	(62.6)
Net change in pension liability and other accumulated comprehensive items	—	—	.7	.7	.1	.8
Total comprehensive income (loss)	—	29.7	(91.3)	(61.6)	(24.1)	(85.7)
Dividends declared on common shares	—	(6.0)	—	(6.0)	—	(6.0)
Dividends to non-controlling interests	—	—	—	—	(35.4)	(35.4)
Repurchases and retirements of common shares	(46.0)	(145.9)	—	(191.9)	—	(191.9)
Issuances of common shares	.9	—	—	.9	—	.9
Redemption of Prospector Offshore Fund	—	—	—	—	(31.5)	(31.5)
Acquisition from non-controlling interests	(2.2)	—	—	(2.2)	(2.7)	(4.9)
Net contributions from non-controlling interests	—	—	—	—	12.1	12.1
Amortization of restricted share awards	10.6	—	—	10.6	(.3)	10.3
Balance at September 30, 2015	$998.0	$2,888.3	$(140.8)	$3,745.5	$460.8	$4,206.3

	White Mountains’s Common Shareholders’ Equity
(Millions)	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2014	$1,051.1	$2,801.8	$52.1	$3,905.0	$491.8	$4,396.8

Net income (loss)	—	242.3	—	242.3	(7.2)	235.1
Net change in unrealized gains (losses) from investments in unconsolidated affiliates	—	—	59.5	59.5	—	59.5
Net change in foreign currency translation	—	—	(100.3)	(100.3)	(.1)	(100.4)
Net change in pension liability and other accumulated comprehensive items	—	—	.4	.4	—	.4
Total comprehensive income (loss)	—	242.3	(40.4)	201.9	(7.3)	194.6
Dividends declared on common shares	—	(6.2)	—	(6.2)	—	(6.2)
Dividends to non-controlling interests	—	—	—	—	(26.0)	(26.0)
Repurchases and retirements of common shares	(29.6)	(77.3)	—	(106.9)	—	(106.9)
Issuances of common shares	2.9	—	—	2.9	—	2.9
Net contributions from non-controlling interests	—	—	—	—	29.4	29.4
Amortization of restricted share awards	12.5	—	—	12.5	.6	13.1
Balance at September 30, 2014	$1,036.9	$2,960.6	$11.7	$4,009.2	$488.5	$4,497.7
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended
	September 30,
(Millions)	2015	2014
Cash flows from operations:
Net income	$5.5	$235.1
Charges (credits) to reconcile net income to net cash used for operations:
Net realized and unrealized investment losses (gains)	33.9	(64.4)
Deferred income tax (benefit) expense	(20.2)	5.8
Net income from discontinued operations	(73.3)	(166.8)
Net gain on sale of discontinued operations	(18.2)	(9.7)
Gain on sale of subsidiaries - Hamer and Essentia	(16.1)	—
Amortization and depreciation	46.8	27.6
Undistributed equity in earnings from unconsolidated affiliates, net of tax	(18.0)	(33.3)
Other operating items:
Net change in loss and loss adjustment expense reserves	83.3	101.7
Net change in reinsurance recoverable on paid and unpaid losses	(63.3)	(23.4)
Net change in unearned insurance premiums	54.6	90.8
Net change in variable annuity benefit guarantee liabilities	(1.7)	(41.1)
Net change in variable annuity benefit guarantee derivative instruments	19.4	3.9
Net change in deferred acquisition costs	(3.6)	(19.7)
Net change in funds held by ceding entities	32.5	(33.3)
Net change in ceded unearned premiums	(23.4)	(.4)
Net change in funds held under insurance treaties	19.3	13.5
Net change in insurance premiums receivable	(32.0)	(50.4)
Net change in ceded reinsurance payable	12.6	3.3
Net change in restricted cash	6.9	32.3
Net change in other assets and liabilities, net	35.6	2.0
Net cash provided from operations - continuing operations	80.6	73.5
Net cash provided from operations - discontinued operations	6.7	49.8
Net cash provided from operations	87.3	123.3
Cash flows from investing activities:
Net change in short-term investments	26.6	(104.2)
Sales of fixed maturity and convertible fixed maturity investments	865.0	1,734.7
Maturities, calls and paydowns of fixed maturity and convertible fixed maturity investments	249.5	241.6
Sales of common equity securities	370.6	312.8
Distributions and redemptions of other long-term investments	56.6	26.2
Sales of consolidated and unconsolidated affiliates, net of cash sold	24.0	—
Funding from (of) operational cash flows for discontinued operations	17.5	(27.6)
Purchases of other long-term investments	(30.5)	(26.8)
Purchases of common equity securities	(329.4)	(141.9)
Purchases of fixed maturity and convertible fixed maturity investments	(1,300.2)	(1,822.6)
Purchases of consolidated and unconsolidated affiliates, net of cash acquired	(33.3)	(32.2)
Net change in unsettled investment purchases and sales	71.8	9.3
Net dispositions (acquisitions) of property and equipment	37.0	(3.3)
Net cash provided from investing activities - continuing operations	25.2	166.0
Net cash provided from investing activities - discontinued operations	35.7	47.5
Net cash provided from investing activities	60.9	213.5
Cash flows from financing activities:
Draw down of debt and revolving line of credit	134.0	40.0
Repayment of debt and revolving line of credit	(92.9)	(40.2)
Payments on capital lease obligation	(3.5)	(4.0)
Cash dividends paid to the Company’s common shareholders	(6.0)	(6.2)
Cash dividends paid to OneBeacon Ltd.’s non-controlling common shareholders	(14.8)	(14.8)
Common shares repurchased	(168.6)	(100.6)
OneBeacon Ltd. common shares repurchased and retired	(1.8)	(1.8)
Capital contributions from non-controlling interest of consolidated LPs	—	2.5
Distribution to non-controlling interest shareholders	(9.1)	—
Redemptions paid to non-controlling interest of consolidated LPs	—	(4.9)
Distributions from (contributions to) discontinued operations	(9.1)	40.8
Acquisition of additional shares from non-controlling interest	(9.1)	—
Capital contributions from BAM members	20.3	11.6
Net cash used for financing activities - continuing operations	(160.6)	(77.6)
Net cash used for financing activities - discontinued operations	(2.4)	(55.6)
Net cash used for financing activities	(163.0)	(133.2)
Effect of exchange rate changes on cash (excludes ($4.1) and ($10.6) related to discontinued operations)	—	—
Net change in cash during the period - continuing operations	(54.8)	161.9
Cash balances at beginning of period (excludes restricted cash balances of $23.7 and $56.1 and discontinued operations cash balances of $111.5 and $93.2)	238.0	233.5
Cash balances at end of period (excludes restricted cash balances of $16.8 and $23.8 and discontinued operations cash balances of $147.4 and $124.3)	$183.2	$395.4
Supplemental cash flows information:
Interest paid	$(8.9)	$(6.4)
Net income tax refund from national governments	$8.0	$.3
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation
These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of White Mountains Insurance Group, Ltd. (the “Company” or the “Registrant”), its subsidiaries (collectively, with the Company, “White Mountains”) and other entities required to be consolidated under GAAP. The Company is an exempted Bermuda limited liability company whose principal businesses are conducted through its insurance and reinsurance subsidiaries and affiliates. The Company’s headquarters is located at 14 Wesley Street, Hamilton, Bermuda HM 11, its principal executive office is located at 80 South Main Street, Hanover, New Hampshire 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM 11.  White Mountains’s reportable segments are OneBeacon, HG Global/BAM and Other Operations.  During the third quarter of 2015, White Mountains signed a definitive agreement to sell Sirius International Insurance Group, Ltd, an exempted Bermuda limited liability company, and its subsidiaries (collectively, “Sirius Group”) to CM International Holding PTE Ltd., the Singapore-based investment arm of China Minsheng Investment Corp., Ltd. (“CMI”). (See Note 2 - “Significant Transactions”). Accordingly, effective for September 30, 2015, Sirius Group has been presented as discontinued operations and assets and liabilities held for sale in the financial statements. Prior year amounts have been reclassified to conform to the current year’s presentation. (See Note 17 - “Discontinued Operations”).
The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of property and casualty insurance companies (collectively, “OneBeacon”). OneBeacon is a specialty property and casualty insurance writer that offers a wide range of insurance products in the United States through independent agencies, regional and national brokers, wholesalers and managing general agencies. During the third quarter of 2013, OneBeacon formed Split Rock Insurance, Ltd. (“Split Rock”), a Bermuda-based reinsurance company. As of September 30, 2015 and December 31, 2014, White Mountains owned 75.3% of OneBeacon Ltd.’s outstanding common shares for both periods.
In December 2014, OneBeacon completed the sale of its runoff business (the “Runoff Transaction”). Accordingly, OneBeacon’s runoff business is presented as discontinued operations. In the second quarter of 2015, OneBeacon completed the sale of its building in Canton, MA for $58.0 million. The building was presented as held for sale at December 31, 2014. (See Note 17 - “Discontinued Operations”).
The HG Global/BAM segment consists of HG Global Ltd. (“HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”). BAM is a municipal bond insurer domiciled in New York that was established in 2012 to provide insurance on bonds issued to support essential U.S. public purposes such as schools, utilities, core governmental functions and existing transportation facilities. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of surplus notes issued by BAM (the “BAM Surplus Notes”). HG Global, through its wholly-owned subsidiary, HG Re Ltd. (“HG Re”), also provides 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. As of September 30, 2015 and December 31, 2014, White Mountains owned 96.9% of HG Global's preferred equity and 88.4% of its common equity. White Mountains does not have an ownership interest in BAM, which is a mutual insurance company owned by its members. However, GAAP requires White Mountains to consolidate BAM's results in its financial statements. BAM's results are attributed to non-controlling interests.
White Mountains’s Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), White Mountains’s variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd. (“Life Re Bermuda”), which is in runoff with all of its contracts maturing by June 30, 2016, and its U.S.-based service provider, White Mountains Financial Services LLC (collectively, “WM Life Re”), and White Mountains’s ownership positions in Tranzact Holdings, LLC, Wobi Insurance Agency Ltd. (“Wobi”) and QL Holdings, LLC (together with its subsidiaries “MediaAlpha”). The Other Operations segment also includes Star & Shield Services LLC, Star & Shield Risk Management LLC (“SSRM”), and Star & Shield Claims Services LLC (collectively “Star & Shield”). Star & Shield provides management services for a fee to Star & Shield Insurance Exchange (“SSIE”), a reciprocal that is owned by its members, who are policyholders. As of September 30, 2015, White Mountains holds $20.0 million of surplus notes issued by SSIE (the “SSIE Surplus Notes”) but does not have an ownership interest in SSIE. However, as a result of SSRM’s role as the attorney-in-fact to SSIE and the investment in SSIE’s surplus notes, White Mountains is required to consolidate SSIE in its GAAP financial statements. SSIE’s results do not affect White Mountains’s common shareholders’ equity as they are attributable to non-controlling interests.
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

Recently Adopted Changes in Accounting Principles

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
On April 10, 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASC 205 and ASC 360) to reduce diversity in practice for reporting discontinued operations. ASU 2014-08 limits discontinued operations treatment to disposals that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation.
As discussed further in Note 2, White Mountains has entered into an agreement to sell Sirius Group, which has been classified as discontinued operations in accordance with ASU 2014-08.

Qualified Affordable Housing Projects
Effective January 1, 2015, White Mountains adopted ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects (“QAHP”) (ASC 323). ASU 2014-01 allows investors in QAHP to make a policy election to use the proportional amortization method. Under the proportional amortization method, the investor amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the investment results, net of the related tax benefits, as a component of income tax expense. Prior to adoption, White Mountains accounted for its QAHP investment under the equity method and recognized its share of its QAHP investment's losses in investment income. White Mountains made the policy election to account for its investment in its QAHP investment using the proportional amortization method, applied retrospectively. Under the proportional amortization method, the cumulative loss recognized through December 31, 2014 and December 31, 2013 was $0.9 million and $0.5 million. The retrospective adoption resulted in an increase of $0.4 million and $1.3 million to net investment income and a net increase of $0.6 million and $1.8 million to income tax expense for the three and nine months ended September 30, 2014. Footnote disclosures for prior year amounts have been amended to be consistent with the restated amounts described above.

Pushdown Accounting
ASU 2014-17, Pushdown Accounting, a consensus of the FASB Emerging Issues Task Force (ASC 805) became effective upon its issuance on November 18, 2014. The new guidance, which is applicable prospectively, gives an acquired non-public company the option to apply pushdown accounting in its separate company financial statements in the period in which it is acquired in a change of control transaction. Once pushdown accounting has been applied, the election is irreversible. Acquired entities that chose not to apply pushdown accounting at the time of acquisition, may apply pushdown accounting in a subsequent period as a change in accounting principle under ASC 250, Accounting Changes and Error Corrections. White Mountains has not had any acquisitions for which it has elected to apply pushdown accounting since ASU 2014-17 became effective.

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

Recently Issued Accounting Pronouncements

Business Combinations - Measurement Period Adjustments
On September 25, 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. At the date of an acquisition, fair value of certain assets and liabilities may not be accurately determinable and are therefore recognized at the acquirer's best estimate. Such amounts may be updated as additional information becomes available in periods subsequent to the acquisition for up to one year. Prior to the issuance of this new ASU, subsequent adjustments had to be pushed back to the acquisition date, which required retroactive adjustments to prior period amounts. Under the new guidance, adjustments to provisional amounts that are identified during the measurement period are to be recorded in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015 and is applied prospectively to adjustments to estimated purchase accounting amounts that occur after the effective date. Early application is permitted. White Mountains has not recognized any adjustments to estimated purchase accounting amounts for the year to date period ended September 30, 2015.

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

Debt Issuance Costs
On April 7, 2015, the FASB issued ASU 2015-03, Imputation of Interest (ASC 835) which requires debt issuance costs related to a recognized debt liability to be presented as a deduction from the carrying amount of the related debt, consistent with the treatment required for debt discounts. On August 18, 2015, the FASB issued ASU 2015-15, Imputation of Interest (ASC 835) which addresses the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-03 and ASU 2-15-15 are effective for annual and interim reporting periods beginning after December 15, 2015. White Mountains does not expect ASU 2015-03 or ASU 2015-15 to impact its financial position, results of operations, cash flows, presentation and disclosures.

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

Revenue Recognition
On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606), which modifies the guidance for revenue recognition. The scope of the new ASU excludes insurance contracts but is applicable to certain fee arrangements, such as third-party investment management fees charged by White Mountains Advisors, which were $2.0 million and $5.9 million for the three and nine months ended September 30, 2015 and $3.2 million and $9.2 million for the three and nine months ended September 30, 2014. White Mountains is in the process of evaluating the new guidance and has not yet determined the potential effect of adoption on its financial position, results of operations, or cash flows. On August 12, 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 to annual and interim reporting periods beginning after December 15, 2017.

Note 2. Significant Transactions

Sale of Sirius Group
On July 27, 2015, White Mountains entered into an agreement to sell Sirius Group to CM International Holding PTE Ltd., the Singapore-based investment arm of CMI. The purchase price will be paid in cash in an amount equal to 127.3% of Sirius Group’s closing date tangible common shareholder’s equity, plus $10.0 million. White Mountains has the option to replenish Sirius’s tangible common shareholder’s equity to its December 31, 2014 level should it be below that level at closing. The transaction is expected to close in the first quarter of 2016 and is subject to regulatory approvals and other customary closing conditions.
As a result of the transaction, Sirius Group’s results are reported as discontinued operations and assets and liabilities held for sale within White Mountains’s GAAP financial statements. Assets held for sale does not include White Mountains's investment in Symetra and certain other investments that are in the Sirius Group legal entities as of September 30, 2015 but will be retained by White Mountains subsequent to the sale. As part of the transaction, White Mountains will transfer assets at closing equal to the value of the investments to be retained. The value of these investments, net of related tax effects, is approximately $510.8 million as of September 30, 2015.
In connection with the transaction, White Mountains caused Sirius Group to purchase several industry loss warranty contracts purchased to mitigate the potential impact of major events on Sirius Group's balance sheet pending the close of the sale to CMI (the “ILW Covers”). The cost and potential economic benefit provided by the coverage under the ILW Covers inure to White Mountains. The majority of the contracts expire in May or June 2016. The following summarizes the ILW Covers:

Scope	Limit	Industry Loss Trigger
United States first event	$75.0 million	$40.0 billion
United States first event	$22.5 million	$50.0 billion
United States second event	$45.0 million	$15.0 billion
Japan first event	$25.0 million	$12.5 billion

Symetra
During the third quarter of 2015, Symetra Financial Corporation (“Symetra”) announced that it entered into a definitive merger agreement with Sumitomo Life Insurance Company (“Sumitomo Life”) pursuant to which Sumitomo Life will acquire all of the outstanding shares of Symetra. White Mountains expects to receive $32.00 per share in cash at closing. White Mountains also received a special dividend of $.50 per share as part of the transaction that was paid in the third quarter of 2015. The transaction is expected to close in the first quarter of 2016 and is subject to regulatory approval and other customary closing conditions.

OneBeacon Crop Business
On July 31, 2015, OneBeacon exited its multiple peril crop insurance (“MPCI”) and its related crop-hail business (collectively, “Crop Business”) as its exclusive managing general agency, Climate Crop Insurance Agency (“CCIA”), exited the business through a sale of the agency to an affiliate of AmTrust. OneBeacon has withdrawn its 2016 Plan of Operations and AmTrust will reinsure OneBeacon’s remaining net Crop Business exposure for the 2015 reinsurance year. As a result of this transaction, OneBeacon has no material net exposure related to the Crop Business. For the three months ended September 30, 2015, OneBeacon recorded ceded written premiums of $35.9 million, ceded earned premiums of $16.8 million, ceded loss and loss adjustment expenses of $15.1 million, ceded insurance acquisition expenses of $2.8 million as a result of this transaction. OneBeacon also received a payment of $3.0 million in connection with the termination of its agreement with CCIA, which has been recorded in other revenue.

PassportCard
On April 2, 2015, White Mountains closed on its 50/50 joint venture with DavidShield Life Insurance Agency (2000) Ltd. (“DavidShield”) for the development, marketing and distribution of PassportCard travel insurance (“PassportCard”), with White Mountains and DavidShield each contributing $21.0 million of assets to the newly formed entity, PassportCard Limited (formerly PPCI Global Limited).

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
On September 1, 2015, Tranzact acquired 100.0% of the outstanding share capital of TruBridge, Inc. and TruBroker, LLC (collectively “TruBridge”) for a purchase price of $31.0 million, representing an enterprise value of $50.2 million. The purchase price is subject to an adjustment linked to the amount of marketing expense reimbursements expected to be received in 2016 and 2017. As of the acquisition date, Tranzact recognized total assets acquired of $53.8 million, which includes $20.1 million of goodwill and $28.1 million of other intangible assets, and total liabilities assumed of $3.6 million at their estimated fair values. At September 30, 2015, Tranzact recognized $9.7 million for the purchase price adjustment.

durchblicker.at
In July 2014, White Mountains acquired 45% of the outstanding common shares of durchblicker.at, Austria's first independent price comparison portal for insurance, gas/electricity and financial services, for EUR 8.5 million (approximately $11.7 million based upon the foreign exchange spot rate at the date of acquisition).

MediaAlpha
On March 14, 2014, White Mountains acquired 60% of the outstanding Class A common units of MediaAlpha. MediaAlpha is a California-based advertising technology company offering a transparent online exchange and sophisticated analytical tools that facilitate transactions between buyers (advertisers) and sellers (publishers) of insurance media (clicks, leads, and calls). Its exchange operates in four verticals: auto, home, health and life. White Mountains paid an initial purchase price of $28.1 million. The purchase price is subject to adjustment equal to 62.5% of the 2015 gross profit in excess of the 2013 gross profit. As of September 30, 2015 and December 31, 2014, White Mountains has recognized a $7.9 million liability for the contingent purchase price adjustment. After adjustment for the estimated contingent purchase price adjustment, White Mountains recognized total assets acquired related to MediaAlpha of $70.1 million, including $18.3 million of goodwill and $38.5 million of other intangible assets, and total liabilities assumed of $10.0 million, reflecting acquisition date fair values.

Wobi
On February 19, 2014, White Mountains acquired 54% of the outstanding common shares of Wobi for NIS 14.4 million (approximately $4.1 million based upon the foreign exchange spot rate at the date of acquisition).  During 2014, in addition to the common shares, White Mountains also purchased NIS 31.5 million (approximately $8.5 million) of newly-issued convertible preferred shares of Wobi.  Wobi is the only price comparison/aggregation business in Israel, with an insurance carrier panel that represents 85% of the premiums written in the Israeli insurance market. Wobi sells four insurance lines of business, primarily personal auto, and operates as an agency, charging upfront commissions on all insurance policy sales. Wobi also offers a pension products comparison service for Israeli customers and is paid transaction fees when customers use the service to connect to companies that sell those pension products. As of the acquisition date, White Mountains recognized total assets acquired related to Wobi of $13.4 million, including $5.5 million of goodwill and $2.9 million of other intangible assets; and total liabilities assumed of $0.7 million at their estimated fair values. During the second quarter of 2015, White Mountains increased its ownership interest in Wobi through the purchase of shares from a non-controlling interest shareholder for NIS 35.0 million (approximately $9.1 million) and newly-issued convertible preferred shares for NIS 25.0 million (approximately $6.6 million). As of September 30, 2015, White Mountains’s ownership share was 95.3% on a fully converted basis.
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
SSIE is a Florida-domiciled reciprocal insurance exchange providing private passenger auto insurance to the public safety community and their families. SSIE is a variable interest entity (“VIE”). As a result of SSRM’s role as the attorney-in-fact to SSIE and the investment in SSIE’s Surplus Notes, White Mountains is required to consolidate SSIE. At September 30, 2015 and December 31, 2014, consolidated amounts included total assets of $16.3 million and $13.5 million and total liabilities of $31.5 million and $25.9 million, respectively of SSIE. The surplus notes purchased by White Mountains and the corresponding liability included in SSIE's liabilities are eliminated in consolidation. For the three months ended September 30, 2015 and 2014, SSIE had pre-tax losses of $0.9 million and $1.4 million that were recorded in net loss attributable to non-controlling interests. For the nine months ended September 30, 2015 and 2014, SSIE had pre-tax losses of $2.8 million and $11.1 million that were recorded in net loss attributable to non-controlling interests.

Note 3.  Loss and Loss Adjustment Expense Reserves

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activities of White Mountains’s insurance subsidiaries for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2015	2014	2015	2014
Gross beginning balance	$1,357.0	$1,137.8	$1,350.0	$1,054.3
Less beginning reinsurance recoverable on unpaid losses	(147.2)	(92.1)	(161.7)	(80.2)
Net loss and LAE reserves	1,209.8	1,045.7	1,188.3	974.1

Loss and LAE reserves consolidated — SSIE	—	—	—	13.6

Loss and LAE incurred relating to:
Current year losses	170.4	178.4	536.7	511.0
Prior year losses	(0.4)	7.1	(2.6)	16.3
Total incurred losses and LAE	170.0	185.5	534.1	527.3

Loss and LAE paid relating to:
Current year losses	(53.0)	(55.9)	(120.2)	(116.5)
Prior year losses	(108.1)	(107.3)	(383.5)	(330.5)
Total loss and LAE payments	(161.1)	(163.2)	(503.7)	(447.0)

Net ending balance	1,218.7	1,068.0	1,218.7	1,068.0
Plus ending reinsurance recoverable on unpaid losses	214.6	101.5	214.6	101.5
Gross ending balance	$1,433.3	$1,169.5	$1,433.3	$1,169.5

Loss and LAE incurred relating to prior year losses for the three and nine months ended September 30, 2015
For the three and nine months ended September 30, 2015, White Mountains experienced net favorable loss reserve development of $0.4 million and $2.6 million.
During the three months ended September 30, 2015, OneBeacon experienced no net loss and LAE reserve development. For the nine months ended September 30, 2015, OneBeacon had net favorable loss reserve development of $1.8 million. For the three and nine months ended September 30, 2015, SSIE had net favorable loss reserve development of $0.4 million and $0.8 million.

Loss and LAE incurred relating to prior year losses for the three and nine months ended September 30, 2014
For the three and nine months ended September 30, 2014, White Mountains experienced net unfavorable loss reserve development of $7.1 million and $16.3 million.
For the three and nine months ended September 30, 2014, OneBeacon had net unfavorable loss reserve development of $7.3 million and $14.3 million primarily related to a few large losses in OneBeacon Other Professional Lines and Management Liability, as well as OneBeacon Entertainment, OneBeacon Government Risks and OneBeacon Accident Group, partially offset by favorable loss reserve development in OneBeacon Specialty Property. For both the three and nine months ended September 30, 2014, SSIE had net favorable loss reserve development of $0.2 million and net unfavorable loss reserve development of $2.0 million.

Note 4. Third Party Reinsurance

In the normal course of business, White Mountains’s insurance subsidiaries may seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. White Mountains remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.

OneBeacon
At September 30, 2015, OneBeacon had $22.6 million and $214.2 million of reinsurance recoverables on paid and unpaid losses. At December 31, 2014, OneBeacon had $12.2 million and $161.6 million of reinsurance recoverables on paid and unpaid losses. Reinsurance contracts do not relieve OneBeacon of its obligation to its policyholders. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength and ratings of its reinsurers on an ongoing basis. Uncollectible amounts related to the ongoing specialty business historically have not been significant.
Except as discussed below, there have been no material changes to OneBeacon's reinsurance coverage as discussed in Note 4 —“Reinsurance” in White Mountains’s 2014 Annual Report on Form 10-K.
Effective January 1, 2015, OneBeacon purchased an aggregate stop loss on its multiple peril crop insurance (“MPCI”) portfolio, providing 52.0% coverage in excess of a 98.0% loss ratio on premiums covered by the contract and a separate aggregate stop loss providing 80% coverage in excess of a 100% loss ratio on its crop-hail portfolio. OneBeacon also purchased a new quota share contract on 30% of its MPCI portfolio. On July 31, 2015, OneBeacon reinsured 100% of its net retained losses for both its MPCI and crop-hail business by entering into a quota share reinsurance agreement with an insurance operating affiliate of AmTrust for the remaining net exposure to the 2015 Crop reinsurance year, which coupled with other transfer and assignment agreements as well as communications with policyholders and agents, had the effect of assumption reinsurance. (See Note 2 -“Significant Transactions”).
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
Realized investment gains and losses resulting from sales of investment securities are accounted for using the specific identification method.  Premiums and discounts on all fixed maturity investments are amortized or accreted to income over the anticipated life of the investment.  Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized or accreted cost, which approximated fair value as of September 30, 2015 and December 31, 2014.
Other long-term investments consist primarily of hedge funds, private equity funds, surplus note investments, private equity securities and limited liability companies and other investments in limited partnerships.

Net Investment Income
Pre-tax net investment income for the three and nine months ended September 30, 2015 and 2014 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2015	2014	2015	2014
Investment income:
Fixed maturity investments	$13.7	$12.7	$38.5	$38.4
Short-term investments	—	.1	.1	.2
Common equity securities	1.4	3.3	5.7	11.9
Convertible fixed maturity and preferred investments	.1	1.0	.4	1.5
Other long-term investments	1.9	.2	2.5	2.2
Total investment income	17.1	17.3	47.2	54.2
External investment expenses	(.3)	(3.5)	(4.6)	(9.5)
Net investment income, pre-tax	$16.8	$13.8	$42.6	$44.7

Net Realized and Unrealized Investment Gains and Losses
Net realized and unrealized investment gains and losses for the three and nine months ended September 30, 2015 and 2014 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2015	2014	2015	2014
Net realized investment (losses) gains, pre-tax	$(7.4)	$57.9	$49.7	$97.0
Net unrealized investment (losses), pre-tax	(36.5)	(85.4)	(83.6)	(32.6)
Net realized and unrealized investment (losses) gains, pre-tax	(43.9)	(27.5)	(33.9)	64.4
Income tax benefit (expense) attributable to net realized and unrealized investment gains (losses)	9.4	5.6	6.9	(12.2)
Net realized and unrealized investment (losses) gains, after tax	$(34.5)	$(21.9)	$(27.0)	$52.2

Net realized investment gains (losses)
Net realized investment gains (losses) for the three and nine months ended September 30, 2015 and 2014 consisted of the following:

	Three Months Ended			Three Months Ended
	September 30, 2015			September 30, 2014
Millions	Net realized (losses)	Net foreign currency gains	Total net realized (losses) reflected in earnings	Net realized gains	Net foreign currency (losses)	Total net realized gains reflected in earnings
Fixed maturity investments	$(.1)	$—	$(.1)	$2.3	$(.1)	$2.2
Short-term investments	—	—	—	—	—	—
Common equity securities	(5.9)	—	(5.9)	51.4	—	51.4
Convertible fixed maturity and preferred investments	—	—	—	1.6	—	1.6
Other long-term investments	(1.4)	—	(1.4)	2.7	—	2.7
Net realized investment (losses) gains, pre-tax	(7.4)	—	(7.4)	58.0	(.1)	57.9
Income tax benefit (expense) attributable to net realized investment gains	1.5	—	1.5	(7.0)	—	(7.0)
Net realized investment (losses) gains, after tax	$(5.9)	$—	$(5.9)	$51.0	$(.1)	$50.9

	Nine Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2014
Millions	Net realized gains (losses)	Net foreign currency gains	Total net realized gains (losses) reflected in earnings	Net realized gains	Net foreign currency (losses)	Total net realized gains reflected in earnings
Fixed maturity investments	$2.0	$—	$2.0	$4.7	$(.1)	$4.6
Short-term investments	—	—	—	—	—	—
Common equity securities	41.6	.4	42.0	83.2	—	83.2
Convertible fixed maturity and preferred investments	(4.3)	—	(4.3)	6.5	—	6.5
Other long-term investments	10.0	—	10.0	2.7	—	2.7
Net realized investment gains (losses), pre-tax	49.3	.4	49.7	97.1	(.1)	97.0
Income tax (expense) attributable to net realized investment gains (losses)	(15.7)	—	(15.7)	(13.3)	—	(13.3)
Net realized investment gains (losses), after tax	$33.6	$.4	$34.0	$83.8	$(.1)	$83.7

Net unrealized investment gains (losses)
The following table summarizes net unrealized investment gains (losses) for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended			Three Months Ended
	September 30, 2015			September 30, 2014
Millions	Net unrealized gains (losses)	Net foreign currency (losses)	Total net unrealized gains (losses) reflected in earnings	Net unrealized (losses)	Net foreign currency (losses)	Total net unrealized (losses) reflected in earnings
Fixed maturity investments	$3.3	$—	$3.3	$(10.0)	$—	$(10.0)
Short-term investments	—	—	—	—	—	—
Common equity securities	(30.6)	(.2)	(30.8)	(63.9)	(5.3)	(69.2)
Convertible fixed maturity and preferred investments	1.1	—	1.1	(3.4)	—	(3.4)
Other long-term investments	(10.1)	—	(10.1)	(2.8)	—	(2.8)
Net unrealized investment (losses), pre-tax	(36.3)	(.2)	(36.5)	(80.1)	(5.3)	(85.4)
Income tax benefit attributable to net unrealized investment (losses)	7.9	—	7.9	12.6	—	12.6
Net unrealized investment (losses), after tax	$(28.4)	$(.2)	$(28.6)	$(67.5)	$(5.3)	$(72.8)

	Nine Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2014
Millions	Net unrealized gains (losses)	Net foreign currency (losses)	Total net unrealized gains (losses) reflected in earnings	Net unrealized gains (losses)	Net foreign currency (losses)	Total net unrealized gains (losses) reflected in earnings
Fixed maturity investments	$1.3	$—	$1.3	$12.3	$—	$12.3
Short-term investments	—	—	—	—	—	—
Common equity securities	(56.0)	(2.5)	(58.5)	(43.2)	(5.3)	(48.5)
Convertible fixed maturity and preferred investments	2.0	—	2.0	(5.1)	—	(5.1)
Other long-term investments	(27.6)	(.8)	(28.4)	8.7	—	8.7
Net unrealized investment (losses), pre-tax	(80.3)	(3.3)	(83.6)	(27.3)	(5.3)	(32.6)
Income tax benefit attributable to net unrealized investment losses	22.6	—	22.6	1.1	—	1.1
Net unrealized investment (losses), after tax	$(57.7)	$(3.3)	$(61.0)	$(26.2)	$(5.3)	$(31.5)

The following table summarizes the amount of total pre-tax unrealized investment (losses) gains included in earnings for Level 3 investments for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2015	2014	2015	2014
Fixed maturity investments	$(1.0)	$2.1	$(.9)	$2.7
Common equity securities	1.1	1.0	4.0	3.8
Convertible fixed maturity and preferred investments	1.1	.1	1.8	3.3
Other long-term investments	(10.0)	(3.5)	(28.1)	(5.7)
Total unrealized investment (losses) gains, pre-tax - Level 3 investments	$(8.8)	$(.3)	$(23.2)	$4.1

Investment Holdings
The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses, and carrying values of White Mountains’s fixed maturity investments as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$99.6	$.2	$—	$—	$99.8
Debt securities issued by corporations	998.6	8.7	(1.5)	—	1,005.8
Municipal obligations	145.8	1.8	(.8)	—	146.8
Mortgage-backed and asset-backed securities	1,261.2	6.4	(2.2)	—	1,265.4
Foreign government, agency and provincial obligations	1.0	.3	—	—	1.3
Preferred stocks	78.3	4.8	—	—	83.1
Total fixed maturity investments	$2,584.5	$22.2	$(4.5)	$—	$2,602.2

	December 31, 2014
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$105.4	$.1	$(.3)	$—	$105.2
Debt securities issued by corporations	1,162.0	13.1	(3.4)	—	1,171.7
Municipal obligations	81.0	1.4	(.2)	—	82.2
Mortgage-backed and asset-backed securities	967.5	2.8	(2.4)	—	967.9
Foreign government, agency and provincial obligations	11.5	.3	(1.0)	—	10.8
Preferred stocks	78.3	5.9	—	—	84.2
Total fixed maturity investments	$2,405.7	$23.6	$(7.3)	$—	$2,422.0

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses, and carrying values of White Mountains’s common equity securities, convertible fixed maturity and preferred investments and other long-term investments as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency (losses)	Carrying value
Common equity securities	$453.0	$52.0	$(22.9)	$—	$482.1
Convertible fixed maturity and preferred investments	$3.1	$2.5	$—	$—	$5.6
Other long-term investments	$271.9	$37.7	$(12.9)	$(2.1)	$294.6

	December 31, 2014
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency (losses)	Carrying value
Common equity securities	$495.3	$127.4	$(3.6)	$(7.4)	$611.7
Convertible fixed maturity and preferred investments	$13.4	$.8	$(.3)	$—	$13.9
Other long-term investments	$273.3	$52.5	$(6.5)	$(1.3)	$318.0

Other Long-term Investments
Other long-term investments consist of the following as of September 30, 2015 and December 31, 2014:

	Carrying Value at
Millions	September 30, 2015	December 31, 2014
Hedge funds and private equity funds, at fair value(1)	$148.6	$178.5
Surplus notes investments, at fair value(1)(4)	58.0	65.1
Private equity securities and limited liability companies, at fair value(1)(2)	65.3	45.3
Tax advantaged federal affordable housing development fund(3)	15.2	16.8
Partnership investments accounted for under the equity method	3.9	5.1
Other(1)	3.6	7.2
Total other-long term investments	$294.6	$318.0
(1) See Fair Value Measurements by Level table.
(2) On April 2, 2015, White Mountains invested $21.0 in PassportCard. White Mountains has chosen to take the fair value election for its investment.
(3) Fund accounted for using the proportional amortization method.
(4) The decrease in the fair value of the surplus notes during the nine months ended September 30, 2015 was primarily due to widening of non-
investment grade credit spreads.

Hedge Funds and Private Equity Funds
White Mountains holds investments in hedge funds and private equity funds, which are included in other long-term investments. The fair value of these investments has been estimated using the net asset value of the funds. As of September 30, 2015, White Mountains held investments in 10 hedge funds and 22 private equity funds.  The largest investment in a single fund was $22.3 million as of September 30, 2015. The following table summarizes investments in hedge funds and private equity funds by investment objective and sector as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Hedge funds
Long/short equity REIT	$20.0	$—	$20.4	$—
Long/short credit & distressed	8.1	—	8.4	—
Long/short equity banks and financial	15.4	—	29.9	—
Other	12.1	—	15.7	—
Total hedge funds	55.6	—	74.4	—

Private equity funds
Energy infrastructure & services	26.3	4.0	33.1	4.8
Manufacturing/Industrial	23.5	2.5	23.2	7.3
Multi-sector	14.9	2.1	14.5	2.2
Aerospace/Defense/Government	17.1	33.6	20.7	5.1
Healthcare	3.9	.4	3.1	1.4
Private equity secondaries	4.5	2.1	5.7	2.1
Insurance	2.0	41.3	2.1	41.3
Real estate	.8	.1	1.7	.1
Total private equity funds	93.0	86.1	104.1	64.3

Total hedge funds and private equity funds included in other long-term investments	$148.6	$86.1	$178.5	$64.3

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

The following summarizes the September 30, 2015 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Notice Period
Millions Redemption frequency	30-59 days notice	60-89 days notice	90-119 days notice	120+ days notice	Total
Monthly	$—	$—	$—	$—	$—
Quarterly	16.4	8.1	—	8.4	32.9
Semi-annual	—	20.0	—	—	20.0
Annual	—	—	2.7	—	2.7
Total	$16.4	$28.1	$2.7	$8.4	$55.6

Certain of the hedge fund investments in which White Mountains is invested are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund’s underlying investments are liquidated.  As of September 30, 2015, distributions of $1.0 million were outstanding from these investments. The actual amount of the final distribution remittances remain subject to market fluctuations. The date at which such remittances will be received is not determinable as of September 30, 2015.
White Mountains has also submitted redemption requests for certain of its investments in active hedge funds.  As of September 30, 2015, redemptions of $22.1 million are outstanding and are subject to market fluctuations. The date at which such redemptions will be received is not determinable as of September 30, 2015. Redemptions are recorded as receivables when the investment is no longer subject to market fluctuations.
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
As of September 30, 2015, investments in private equity funds were subject to lock-up periods as follows:

Millions	1-3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private Equity Funds — expected lock-up period remaining	$25.8	$11.1	$56.1	$—	$93.0

Fair value measurements as of September 30, 2015
Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity's internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). Quoted prices in active markets for identical assets or liabilities have the highest priority (“Level 1”), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities (“Level 2”) and unobservable inputs, including the reporting entity's estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”).

Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equity securities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs are primarily comprised of fixed maturity investments, which have been disaggregated into classes, including debt securities issued by corporations, municipal obligations, mortgage and asset-backed securities, foreign government obligations and preferred stocks. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Investments valued using Level 2 inputs also include certain ETFs that track U.S. stock indices such as the S&P 500 but are traded on foreign exchanges and that management values using the fund's published NAV to account for the difference in market close times. Level 3 fair value estimates based upon unobservable inputs include White Mountains's investments in surplus notes, hedge funds and private equity funds, as well as certain investments in fixed maturity investments, common equity securities, and convertible fixed and preferred maturity investments where quoted market prices are unavailable or are not considered reasonable. White Mountains determines when transfers between levels have occurred as of the beginning of the period.
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
White Mountains employs a number of procedures to assess the reasonableness of the fair value measurements for its other long-term investments, including obtaining and reviewing the audited annual financial statements of hedge funds and private equity funds and periodically discussing each fund’s pricing with the fund manager. However, since the fund managers do not provide sufficient information to evaluate the pricing inputs and methods for each underlying investment, the inputs are considered to be unobservable. Accordingly, the fair values of White Mountains’s investments in hedge funds and private equity funds have been classified as Level 3 measurements. The fair value of White Mountains’s investments in hedge funds and private equity funds has been determined using net asset value.
Prior to the liquidation of the Prospector Offshore Fund, in addition to the investments described above, White Mountains had $31.6 million of investment-related liabilities recorded at fair value and included in other liabilities as of December 31, 2014.  These liabilities relate to securities that have been sold short by limited partnerships in which White Mountains has investments and was required to consolidate under GAAP.  These liabilities have a Level 1 designation.

Fair Value Measurements by Level
The following tables summarize White Mountains’s fair value measurements for investments as of September 30, 2015 and December 31, 2014, by major security type and class by level. The major security types were based on the legal form of the securities, with a separate break-out for convertible fixed maturity investments as they may react similar to either debt securities or equity securities, depending on prevailing market conditions. White Mountains has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, foreign governments, municipalities or entities issuing asset-backed securities vary depending on the nature of the issuing entity type. White Mountains further disaggregates debt securities issued by corporations and equity securities by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, White Mountains has further disaggregated these asset classes into subclasses based on the similar sectors and industry classifications it uses to evaluate investment risk and performance against commonly used benchmarks, such as the Barclays Intermediate Aggregate and S&P 500 indices:

	September 30, 2015
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$99.8	$61.8	$38.0	$—

Debt securities issued by corporations:
Consumer	223.1	—	223.1	—
Financials	201.3	—	201.3	—
Health Care	177.2	—	177.2	—
Industrial	132.8	—	132.8	—
Communications	52.7	—	52.7	—
Energy	57.8	—	57.8	—
Utilities	62.5	—	62.5	—
Technology	64.7	—	64.7	—
Materials	31.4	—	31.4	—
Other	2.3	—	2.3	—
Total debt securities issued by corporations	1,005.8	—	1,005.8	—

Municipal obligations	146.8	—	146.8	—
Mortgage-backed and asset-backed securities	1,265.4	—	1,265.4	—
Foreign government, agency and provincial obligations	1.3	.6	.7	—
Preferred stocks	83.1	—	12.8	70.3
Total fixed maturity investments	2,602.2	62.4	2,469.5	70.3

Short-term investments	325.0	325.0	—	—

Common equity securities:
Exchange traded funds(1)	172.6	152.6	20.0	—
Financials	63.2	29.0	—	34.2
Consumer	56.5	56.5	—	—
Health Care	34.5	34.5	—	—
Industrial	25.2	25.2	—	—
Technology	22.0	22.0	—	—
Communications	36.0	36.0	—	—
Energy	—	—	—	—
Materials	—	—	—	—
Utilities	—	—	—	—
Other	72.1	—	72.1	—
Total common equity securities	482.1	355.8	92.1	34.2

Convertible fixed maturity and preferred investments	5.6	—	—	5.6
Other long-term investments (2)	275.5	—	—	275.5
Total investments	$3,690.4	$743.2	$2,561.6	$385.6
(1) ETF's traded on foreign exchanges are priced using the fund's published NAV to account for the difference in market close times and are therefore designated a level 2 measurement.
(2) Excludes carrying value of $3.9 associated with other long-term investment limited partnerships accounted for using the equity method. Excludes carrying value of $15.2 associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.

	December 31, 2014
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$105.2	$51.2	$54.0	$—

Debt securities issued by corporations:
Consumer	259.2	—	259.2	—
Financials	254.7	—	254.7	—
Health Care	181.8	—	181.8	—
Industrial	107.3	—	102.0	5.3
Communications	71.5	—	71.5	—
Energy	65.6	—	65.6	—
Utilities	84.1	—	84.1	—
Technology	88.3	—	88.3	—
Materials	51.7	—	51.7	—
Other	7.5	—	7.5	—
Total debt securities issued by corporations	1,171.7	—	1,166.4	5.3

Mortgage-backed and asset-backed securities	967.9	—	967.9	—
Foreign government, agency and provincial obligations	10.8	.6	10.2	—
Preferred stocks	84.2	—	13.1	71.1
Municipal obligations	82.2	—	82.2	—
Total fixed maturity investments	2,422.0	51.8	2,293.8	76.4

Short-term investments	376.8	376.3	.5	—

Common equity securities:
Financials	180.7	141.2	—	39.5
Consumer	116.0	115.9	.1	—
Health Care	74.4	74.4	—	—
Industrial	57.1	57.1	—	—
Technology	44.8	44.8	—	—
Communications	28.5	28.5	—	—
Energy	18.1	18.1	—	—
Materials	12.0	12.0	—	—
Utilities	4.9	4.9	—	—
Other	75.2	1.9	73.3	—
Total common equity securities	611.7	498.8	73.4	39.5

Convertible fixed maturity and preferred investments	13.9	—	5.7	8.2
Other long-term investments (1)	296.0	—	—	296.0
Total investments	$3,720.4	$926.9	$2,373.4	$420.1
(1) Excludes carrying value of $5.2 associated with other long-term investment limited partnerships accounted for using the equity method. Excludes carrying value of $16.8 associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.

Debt securities issued by corporations
The following table summarizes the ratings of the corporate debt securities held in White Mountains’s investment portfolio as of September 30, 2015 and December 31, 2014:

	Fair Value at
Millions	September 30, 2015	December 31, 2014
AAA	$—	$—
AA	112.3	144.9
A	439.7	594.9
BBB	453.8	426.5
BB	—	—
Other	—	5.4
Debt securities issued by corporations(1)	$1,005.8	$1,171.7
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
The following table summarizes mortgage and asset-backed securities as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
GNMA	$293.9	$293.9	$—	$308.7	$308.7	$—
FNMA	41.6	41.6	—	33.4	33.4	—
FHLMC	24.8	24.8	—	28.9	28.9	—
Total Agency(1)	360.3	360.3	—	371.0	371.0	—
Non-agency:
Residential	123.7	123.7	—	71.0	71.0	—
Commercial	133.7	133.7	—	109.3	109.3	—
Total Non-agency	257.4	257.4	—	180.3	180.3	—

Total mortgage-backed securities	617.7	617.7	—	551.3	551.3	—
Other asset-backed securities:
Credit card receivables	293.3	293.3	—	218.1	218.1	—
Vehicle receivables	276.4	276.4	—	152.8	152.8	—
Other	78.0	78.0	—	45.7	45.7	—
Total other asset-backed securities	647.7	647.7	—	416.6	416.6	—
Total mortgage and asset-backed securities	$1,265.4	$1,265.4	$—	$967.9	$967.9	$—
(1)  Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities
The security issuance years of White Mountains’s investments in non-agency residential mortgage-backed securities ("RMBS") and non-agency commercial mortgage-backed securities (“CMBS”) as of September 30, 2015 are as follows:

			Security Issuance Year
Millions	Fair Value	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Non-agency RMBS	$123.7	$18.3	$2.9	$4.0	$—	$4.2	$—	$17.1	$14.6	$13.4	$14.7	$34.5	$—
Non-agency CMBS	133.7	—	—	—	—	—	—	5.7	—	8.6	18.4	55.6	45.4
Total	$257.4	$18.3	$2.9	$4.0	$—	$4.2	$—	$22.8	$14.6	$22.0	$33.1	$90.1	$45.4

Non-agency Residential Mortgage-backed Securities
White Mountains’s non-agency RMBS portfolio is generally of moderate-term and structurally senior. White Mountains does not own any collateralized loan obligations. White Mountains does not own any collateralized debt obligations, with the exception of $44.0 million of non-agency RMBS resecuritization tranches, each a senior tranche in its own right and each collateralized by a single earlier vintage Super Senior or Senior non-agency residential mortgage backed security.
The classification of the underlying collateral quality and the tranche levels of White Mountains’s non-agency RMBS securities are as follows as of September 30, 2015:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate (3)
Prime	$123.7	$35.1	$88.6	$—
Non-prime	—	—	—	—
Sub-prime	—	—	—	—
Total	$123.7	$35.1	$88.6	$—
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
(3) At issuance, Subordinate were not rated “AAA” by Standard & Poor’s, “Aaa” by Moody’s or “AAA” by Fitch and were junior to “AAA” or “Aaa” securities.

Non-agency Commercial Mortgage-backed Securities
White Mountains’s non-agency CMBS portfolio is generally short-term and structurally subordinate, with more than 25 points of subordination on average for both fixed rate CMBS and floating rate CMBS as of September 30, 2015. In general, subordination represents the percentage principal loss on the underlying collateral that would be absorbed by other securities lower in the capital structure before the more senior security incurs a loss.  As of September 30, 2015, on average less than 1% of the underlying loans were reported as non-performing for all non-agency CMBS held by White Mountains.
The amount of fixed and floating rate securities and their tranche levels of White Mountains’s non-agency CMBS securities are as follows as of September 30, 2015:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate (3)
Fixed rate CMBS	$93.2	$9.6	$41.4	$42.2
Floating rate CMBS	40.5	—	—	40.5
Total	$133.7	$9.6	$41.4	$82.7
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
(3) At issuance, Subordinate were not rated “AAA” by Standard & Poor’s, “Aaa” by Moody’s or “AAA” by Fitch and were junior to “AAA” or “Aaa” securities.

Rollforward of Fair Value Measurements by Level
 White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturity investments, common equity securities, convertible fixed maturity and preferred investments and other long-term investments as of September 30, 2015 and 2014 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.
The following tables summarize the changes in White Mountains’s fair value measurements by level for the three months ended September 30, 2015 and 2014:

			Level 3 Investments
Millions	Level 1 investments	Level 2 investments	Fixed maturity investments	Common equity securities	Convertible fixed maturity and preferred investments	Other long-term investments	Total
Balance at January 1, 2015	$550.6	$2,372.9	$76.4	$39.5	$8.2	$296.0	$3,343.6	(1)(2)
Total realized and unrealized (losses) gains	(19.5)	.6	(.9)	7.7	(2.6)	(18.0)	(32.7)	(3)
Amortization/Accretion	—	(15.2)	—	—	—	—	(15.2)
Purchases	550.0	1,056.0	35.3	—	—	30.7	1,672.0
Sales	(618.2)	(894.4)	—	(9.4)	—	(18.9)	(1,540.9)
Effect of redemption of Prospector hedge funds	(43.5)	—	—	(3.6)	—	(14.3)	(61.4)
Transfers in	—	41.7	—	—	—	—	41.7
Transfers out	(1.2)	—	(40.5)	—	—	—	(41.7)
Balance at September 30, 2015	$418.2	$2,561.6	$70.3	$34.2	$5.6	$275.5	$3,365.4	(1)(2)
(1)  Excludes carrying value of $5.2 and $3.9 at January 1, 2015 and September 30, 2015 associated with other long-term investments accounted for using the equity method. Excludes carrying value of $16.8 and $15.2 at January 1, 2015 and September 30, 2015 million associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.
(2)  Excludes carrying value of $376.8 and $325.0 at January 1, 2015 and September 30, 2015 associated with short-term investments.
(3) Excludes $0.8 realized and unrealized losses associated with the Prospector Offshore Fund consolidation of investment-related liabilities.

			Level 3 Investments
Millions	Level 1 investments	Level 2 investments	Fixed maturity investments	Common equity securities	Convertible fixed maturity and preferred investments	Other long-term investments	Total
Balance at January 1, 2014	$997.2	$2,575.4	$81.8	$45.4	$6.1	$183.1	$3,889.0	(1)(2)(3)
Total realized and unrealized gains (losses)	30.7	12.5	2.7	3.7	3.3	(3.2)	49.7	(4)
Amortization/Accretion	.1	(14.3)	(.1)	—	—	—	(14.3)
Purchases	661.2	1,265.3	45.5	—	1.5	42.7	2,016.2
Sales	(926.2)	(1,392.5)	—	(10.9)	—	(11.1)	(2,340.7)
Net change in investments related to purchases of consolidated affiliates	3.4	7.4	—	—	—	—	10.8
Transfers in	—	42.1	—	—	—	—	42.1
Transfers out	(.2)	—	(41.9)	—	—	—	(42.1)
Balance at September 30, 2014	$766.2	$2,495.9	$88.0	$38.2	$10.9	$211.5	$3,610.7	(1)(2)(3)
(1) Excludes carrying value of $6.8 and $5.1 at January 1, 2014 and September 30, 2014 associated with other long-term investment limited partnerships accounted for using the equity method. Excludes carrying value of $19.1 and $17.3 at January 1, 2014 and September 30, 2014 associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.
(2)  Carrying value includes $236.3 and 203.9 at January 1, 2014 and September 30, 2014 that is classified as assets held for sale relating to discontinued operations.
(3) Excludes carrying value of $310.4 and $402.7 at January 1, 2014 and September 30, 2014 associated with short-term investments.
(4) Excludes $0.5 realized and unrealized gains associated with the Prospector Offshore Fund and Prospector Turtle Fund consolidation of investment-related liabilities.

Fair Value Measurements — transfers between levels - Nine-month period ended September 30, 2015 and 2014
During the first nine months of 2015, six fixed maturity investments classified as a Level 3 measurement in the prior period were recategorized as a Level 2 measurement because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available as of September 30, 2015. These measurements comprise “Transfers out” of Level 3 and “Transfers in” to Level 2 of $40.5 million for the period September 30, 2015.
During the first nine months of 2014, four fixed maturity investments classified as Level 3 measurements in the prior period were recategorized as Level 2 measurements because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available at September 30, 2014. These measurements comprise “Transfers out” of Level 3 and “Transfers in” to Level 2 of $41.9 million for the period ended September 30, 2014.

Significant Unobservable Inputs
The following summarizes significant unobservable inputs used in estimating the fair value of investment securities classified within Level 3 other than hedge funds and private equity funds as of September 30, 2015 and December 31, 2014. The fair value of investments in hedge funds and private equity funds, which are classified within Level 3, are estimated using the net asset value of the funds.

($ in millions)			September 30, 2015				December 31, 2014
Description	Rating(2)	Valuation Technique(s)	Fair Value(7)	Unobservable Input			Fair Value(7)	Unobservable Input
Preferred Stock(1)	NR	Discounted cash flow	$70.3	Discount yield	-	8.4%	$71.1	Discount yield	-	7.1%
Private equity security(1)(9)	NR	Share price of pending transaction(9)	$34.2	Share price	-	$17.16	$39.5	Multiple of GAAP book value(9)	-	1.10
Private equity security(1)	NR	Share price of most recent transaction	$21.0	Share price	-	$1.00	N/A	N/A	-	N/A
Private equity security(1)	NR	Share price of most recent transaction	$20.1	Share price	-	$1.06	$20.1	Share price	-	$1.06
Private equity security(1)	NR	Share price of most recent transaction	$9.6	Share price	-	$290.96	$10.4	Share price	-	$290.96
Convertible preferred security(1)	NR	Multiple of EBITDA	$5.6	EBITDA multiple	-	6.00	$3.8	EBITDA multiple	-	6.00
Convertible preferred security(1)	NR	Share price of most recent transaction	N/A	N/A		N/A	$4.5	Share price	-	$0.71
Debt security issued by corporation(1)	NR	Discounted cash flow	N/A	N/A		N/A	$5.3	Illiquidity discount(3)	-	10%
Surplus notes(8):	NR
- Seller priority		Discounted cash flow	$41.0	Discount rate (4)	-	11.6%	$44.0	Discount rate (4)	-	9.3%
			Timing of interest payments(5)		-	5 years	Timing of interest payments(5)		-	5 years
			Timing of principal payments(5)		-	10 years	Timing of principal payments(5)		-	10 years
- Pari passu		Discounted cash flow	$17.0	Discount rate(5)	-	18.3%	$21.1	Discount rate(5)	-	13.5%
			Timing of interest payments(6)		-	5 years	Timing of interest payments(6)		-	5 years
			Timing of principal payments(6)		-	15 years	Timing of principal payments(6)		-	10 years
(1) As of September 30, 2015, consists of 1 security.
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
(8) The decrease in the fair value of the surplus notes during the nine months ended September 30, 2015 was primarily due to widening of non-investment grade credit spreads.
(9) As of December 31, 2014, the valuation technique for the private equity security was a multiple of GAAP book value. As of September 30, 2015, the valuation technique was the estimated share price from a pending transaction that is expected to close in the fourth quarter of 2015.

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
On September 1, 2015, Tranzact acquired 100.0% of the outstanding share capital of TruBridge for a purchase price of $31.0 million, representing an enterprise value of $50.2 million. As of the acquisition date, Tranzact recognized total assets acquired of $53.8 million, which includes $20.1 million of goodwill and $28.1 million of other intangible assets, and total liabilities assumed of $3.6 million at their estimated fair values.
The following table shows the change in goodwill and other intangible assets:

	Three Months Ended September 30,
Millions	2015		2014
	Goodwill	Other intangible assets	Goodwill	Other intangible assets
Beginning balance	$169.2	$171.2	$23.8	$44.6
Acquisitions of businesses	20.1	28.1	—	—
Dispositions of businesses	—	—	—	—
Amortization, including foreign currency translation	—	(6.9)	—	(2.6)
Ending balance	$189.3	$192.4	$23.8	$42.0

	Nine Months Ended September 30,
Millions	2015		2014
	Goodwill	Other intangible assets	Goodwill	Other intangible assets
Beginning balance	$168.9	$182.3	$—	$5.1
Acquisitions of businesses	20.4	30.9	23.8	42.4
Dispositions of businesses	—	—	—	—
Amortization, including foreign currency translation	—	(20.8)	—	(5.5)
Ending balance	$189.3	$192.4	$23.8	$42.0

Note 7.  Debt

White Mountains’s debt outstanding as of September 30, 2015 and December 31, 2014 consisted of the following:

Millions	September 30, 2015	December 31, 2014
2012 OBH Senior Notes, at face value	$275.0	$275.0
Unamortized original issue discount	(.2)	(.3)
2012 OBH Senior Notes, carrying value	274.8	274.7
WTM Bank Facility	—	—
OneBeacon Bank Facility	—	—
Tranzact Bank Facility	95.8	68.7
Unamortized issuance cost	(2.0)	(1.3)
Tranzact Bank Facility, carrying value	93.8	67.4
MediaAlpha Bank Facility	15.0	—
Unamortized issuance cost	(.3)	—
MediaAlpha Bank Facility, carrying value	14.7	—
Other debt	—	1.0
Total debt	$383.3	$343.1

WTM Bank Facility
On August 14, 2013, White Mountains entered into a revolving credit facility with a syndicate of lenders administered by Wells Fargo Bank, N.A., which has a total commitment of $425.0 million and has a maturity date of August 14, 2018 (the “WTM Bank Facility”). During the three months ended September 30, 2015, White Mountains borrowed and repaid a total of $60.0 million under the WTM Bank Facility at a blended interest rate of 3.65%. As of September 30, 2015, the WTM Bank Facility was undrawn.
The WTM Bank Facility contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards.

OneBeacon Bank Facility
On September 29, 2015, OneBeacon Ltd. and OneBeacon U.S. Holdings, Inc. (“OBH“), as co-borrowers and co-guarantors, entered into a revolving credit facility administered by U.S. Bank N.A. and also including BMO Harris Bank N.A., which has a total commitment of $65.0 million and has a maturity date of September 29, 2019 (the “OneBeacon Bank Facility”).  As of September 30, 2015, the OneBeacon Bank Facility was undrawn.
The OneBeacon Bank Facility contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards.

Tranzact Bank Facility
On October 10, 2014, Tranzact entered into a secured credit facility with a syndicate of lenders administered by the PrivateBank and Trust Company that has a maturity date of October 10, 2019 (the “Tranzact Bank Facility”). During the third quarter of 2015, Tranzact amended the Tranzact Bank Facility, which now has a total commitment of $116.0 million, consisting of a $101.0 million term loan facility and a $15.0 million revolving facility. The amendment increased the term loan facility by $31.0 million, the proceeds of which were used by Tranzact to finance the acquisition of TruBridge. During the nine months ended September 30, 2015, Tranzact also borrowed and repaid $13.0 million under the revolving facility. During the three and nine months ended September 30, 2015, Tranzact repaid a total of $1.3 million and $3.9 million under the term loan portion. As of September 30, 2015, the total amount outstanding under the Tranzact Bank Facility was $95.8 million. Tranzact has entered into an interest rate swap agreement to effectively fix the rate it pays on $70.0 million of the $101.0 million term loan. (See Note 9 - “Derivatives“)
The Tranzact Bank Facility, which is secured by intellectual property and the common stock of Tranzact and its subsidiaries, contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings, including a minimum fixed charge coverage ratio and a maximum leverage ratio.

MediaAlpha Bank Facility
On July 23, 2015, MediaAlpha entered into a credit facility with Opus Bank, which has a total commitment of $20.0 million and has a maturity date of July 23, 2019 (the “MediaAlpha Bank Facility”).  The MediaAlpha Bank Facility consists of a $15.0 million term loan facility, which was fully drawn as of September 30, 2015, and a revolving credit facility for an additional $5 million, which was undrawn as of September 30, 2015.
The MediaAlpha Bank Facility is secured by intellectual property and the common stock of MediaAlpha's subsidiaries, and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a maximum leverage ratio.  The MediaAlpha Bank Facility carries a variable interest rate that is based on the U.S. dollar LIBOR rate.

Debt
At September 30, 2015, White Mountains was in compliance with all of the covenants under all of its debt facilities.

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
White Mountains’s income tax benefit from continuing operations for the third quarter of 2015 was near zero and White Mountains’s income tax benefit from continuing operations for the third quarter of 2014 represented an effective tax rate of 13.0%.  White Mountains’s income tax expense from continuing operations for the first nine months of 2015 was near zero and White Mountains's income tax expense from continuing operations for the first nine months of 2014 represented an effective tax rate 31.0%.  The effective tax rates for the nine months ended September 30, 2015 and the three and nine months ended 2014 were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions with lower tax rates than the United States.
In arriving at the effective tax rate for the three and nine months ended September 30, 2015 and 2014, White Mountains forecasted all income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2015 and 2014.
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
On July 28, 2011, the IRS commenced an examination of the income tax returns for 2007, 2008 and 2009 for certain U.S. subsidiaries of OneBeacon.  On September 1, 2015, OneBeacon received a revised Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS Appeals Office relating to the examination of tax years 2007, 2008 and 2009. The estimated total overpayment, including interest, utilization of alternative minimum and foreign tax credit carryovers and capital loss carrybacks, is $4.0 million. However, $2.7 million of the proposed overpayment relates to items for which the expense deduction was disallowed in an earlier year and is being allowed in a year being examined. White Mountains agrees with the adjustments proposed by the IRS and is awaiting final review by the Joint Committee on Taxation. Although the timing of the resolution of these issues is uncertain, it is reasonably possible that the resolution could occur within the next twelve months. When ultimately settled, White Mountains does not expect the resolution of this examination to result in a material adverse change to its financial position results of operations and cash flows.
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

Note 9. Derivatives

Variable Annuity Reinsurance
White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. At September 30, 2015 and December 31, 2014, the total guarantee value was approximately ¥76.3 billion (approximately $637.2 million at exchange rates on that date) and ¥134.2 billion (approximately $1.1 billion at exchange rates on that date), respectively. The collective account values of the underlying variable annuities were approximately 107% and 113% of the guarantee value at September 30, 2015 and December 31, 2014.  During the second quarter of 2015, the variable annuity contracts reinsured by WM Life Re began to mature.  WMLife Re is in runoff, and all of its contracts will mature by June 30, 2016.
The following table summarizes the pre-tax operating results of WM Life Re for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2015	2014	2015	2014
Fees, included in other revenue	$2.1	$4.5	$7.7	$15.0
Change in fair value of variable annuity liability, included in other revenue	(2.8)	19.9	(1.7)	40.5
Change in fair value of derivatives, included in other revenue	1.5	(23.8)	(6.3)	(56.5)
Foreign exchange, included in other revenue	.4	(1.7)	(.8)	(1.2)
Other investment income and (losses) gains	(.2)	(.9)	(.3)	(.4)
Total revenue	1.0	(2.0)	(1.4)	(2.6)
Change in fair value of variable annuity death benefit liabilities, included in other general and administrative expenses	—	.2	—	.6
Death benefit claims paid, included in general and administrative expenses	—	—	—	(.1)
General and administrative expenses	(.8)	(.9)	(3.1)	(3.3)
Pre-tax income (loss)	$.2	$(2.7)	$(4.5)	$(5.4)

The following summarizes realized and unrealized derivative gains (losses) recognized in other revenue for the three and nine months ended September 30, 2015 and 2014 and the carrying values, included in other assets, at September 30, 2015 and December 31, 2014 by type of instrument:

	Gains (losses)				Carrying Value
	Three Months Ended		Nine Months Ended		As of
	September 30,		September 30,		September 30, 2015	December 31, 2014
Millions	2015	2014	2015	2014
Fixed income/interest rate	$2.6	$(8.4)	$6.0	$(20.4)	$—	$(1.7)
Foreign exchange	(3.1)	(.4)	(6.0)	(13.3)	27.9	44.1
Equity	2.0	(15.0)	(6.3)	(22.8)	9.1	14.0
Total	$1.5	$(23.8)	$(6.3)	$(56.5)	$37.0	$56.4

The following tables summarize the changes in White Mountains’s variable annuity reinsurance liabilities and derivative instruments for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015
	Variable Annuity Assets	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total
Beginning of period	$1.8	$8.3	$32.5	$(5.1)	$35.7
Purchases	—	—	—	—	—
Realized and unrealized gains (losses)	(2.8)	3.4	3.2	(5.1)	1.5
Transfers in	—	—	—	—	—
Sales/settlements	—	(.5)	(7.8)	8.1	(.2)
End of period	$(1.0)	$11.2	$27.9	$(2.1)	$37.0

	Nine Months Ended September 30, 2015
	Variable Annuity Assets	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total
Beginning of period	$.7	$18.9	$33.8	$3.7	$56.4
Purchases	—	—	—	—	—
Realized and unrealized gains (losses)	(1.7)	(5.5)	(2.7)	1.9	(6.3)
Transfers in	—	—	—	—	—
Sales/settlements	—	(2.2)	(3.2)	(7.7)	(13.1)
End of period	$(1.0)	$11.2	$27.9	$(2.1)	$37.0

	Three Months Ended September 30, 2014
	Variable Annuity Assets	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total
Beginning of period	$(31.8)	$53.3	$22.3	$(.8)	$74.8
Purchases	—	—	—	—	—
Realized and unrealized gains (losses)	20.1	(17.4)	(19.8)	13.4	(23.8)
Transfers in	—	—	—	—	—
Sales/settlements	—	—	22.5	(8.2)	14.3
End of period	$(11.7)	$35.9	$25.0	$4.4	$65.3

	Nine Months Ended September 30, 2014
	Variable Annuity (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total
Beginning of period	$(52.8)	$63.4	$4.7	$1.1	$69.2
Purchases	—	—	—	—	—
Realized and unrealized gains (losses)	41.1	(27.5)	(42.1)	13.1	(56.5)
Transfers in	—	—	—	—	—
Sales/settlements	—	—	62.4	(9.8)	52.6
End of period	$(11.7)	$35.9	$25.0	$4.4	$65.3
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

In addition to derivative instruments, WM Life Re held cash and fixed maturity investments posted as collateral to its variable annuity reinsurance counterparties.  The total collateral includes the following:

Millions	September 30, 2015	December 31, 2014	September 30, 2014
Cash	$16.8	$23.7	$23.8
Fixed maturity investments	—	9.5	10.4
Total	$16.8	$33.2	$34.2

Collateral in the form of fixed maturity securities consists of Government of Japan Bonds, which are recorded at fair value. Collateral in the form of short-term investments consists of money-market instruments, carried at amortized cost, which approximates fair value.
All of White Mountains’s variable annuity reinsurance liabilities were classified as Level 3 measurements at September 30, 2015 and 2014. The fair value of White Mountains’s variable annuity reinsurance liabilities are estimated using actuarial and capital market assumptions related to the projected discounted cash flows over the term of the reinsurance agreement. Actuarial assumptions regarding future policyholder behavior, including surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimates. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as the variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value estimates. Generally, the liabilities associated with these guarantees increase with declines in the equity markets, interest rates and currencies against the Japanese yen, as well as with increases in market volatilities. White Mountains uses derivative instruments, including put options, interest rate swaps, total return swaps on bond and equity indices and forwards and futures contracts on major equity indices, currency pairs and government bonds, to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. The types of inputs used to estimate the fair value of these derivative instruments, with the exception of actuarial assumptions regarding policyholder behavior and risk margins, are generally the same as those used to estimate the fair value of variable annuity liabilities.
The following summarizes quantitative information about significant unobservable inputs associated with the fair value estimates for variable annuity reinsurance liabilities and derivative instruments that have been classified as Level 3 measurements:

($ in Millions)	September 30, 2015
Description	Fair Value	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Variable annuity benefit guarantee liabilities	$1.0	Discounted cash flows	Surrenders
			0-1 year	0.1%	-	40.0%	40.0%
			Mortality	0.0%	-	6.4%	1.0%
			Foreign exchange volatilities
			0-1 year	11.6%	-	18.6%	12.5%
			Index volatilities
			0-1 year	26.2%	-	29.9%	28.2%
Foreign exchange options	$2.6	Counterparty valuations, adjusted for unwind quote discount	Adjustment to counterparty valuations	0.5%	-	11.6%	3.7%

Equity index options	$8.6	Counterparty valuations, adjusted for unwind quote discount	Adjustment to counterparty valuations	(0.7)%	-	6.5%	2.0%

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

In the case of exchange traded instruments, WM Life Re has exposure to credit risk for amounts uncollateralized by margin balances. WM Life Re has entered into master netting agreements with certain of its counterparties whereby the collateral provided (held) is calculated on a net basis. The following summarizes amounts offset under master netting agreements:

	September 30, 2015			December 31, 2014
Millions	Gross asset amounts before offsets (1)	Gross liability amounts offset under master netting arrangements	Net amounts recognized in Other Assets	Gross asset amounts before offsets (1)	Gross liability amounts offset under master netting arrangements	Net amounts recognized in Other Assets
Interest rate contracts
OTC	$.5	$(.8)	$(0.3)	$1.0	$(5.4)	$(4.4)
Exchange traded	.3	(.1)	.2	2.8	(.1)	2.7
Foreign exchange contracts
OTC	27.9	—	27.9	45.5	—	45.5
Exchange traded	.1	(.1)	—	—	(1.4)	(1.4)
Equity contracts
OTC	11.5	—	11.5	11.7	(.2)	11.5
Exchange traded	—	(2.3)	(2.3)	3.4	(.9)	2.5
Total(2)	$40.3	$(3.3)	$37.0	$64.4	$(8.0)	$56.4
(1) Amount equal to fair value of instrument as recognized in other assets
(2) All derivative instruments held by WM Life Re are subject to master netting arrangements.

The following summarizes the value, collateral held or provided by WM Life Re and net exposure to credit losses on OTC and exchange traded derivative instruments by counterparty recorded within other assets:

	September 30, 2015
Millions	Net amount of assets reflected in Balance Sheet	Collateral provided to counterparty - Cash	Collateral provided to counter-party - Financial Instruments	Net amount of exposure after effect of collateral provided	Excess collateral provided to counter-party- Cash	Excess collateral provided - Financial Instruments	Counter-party collateral held by WMLife Re - Cash	Net amount of exposure to counter-party	Standard & Poor's Rating(1)
Bank of America	$3.2	$—	$—	$3.2	$—	$—	$—	$3.2	A
Barclays	—	—	—	—	—	—	—	—	A	-
JP Morgan	15.9	—	—	15.9	—	—	5.9	10.0	A	+
Royal Bank of Scotland	1.5	—	—	1.5	—	—	—	1.5	BBB	+
Nomura	(.1)	.1	—	—	1.4	—	—	1.4	BBB	+
Citigroup - OTC	18.6	—	—	18.6	—	—	5.3	13.3	A
Citigroup - Exchange Traded	(2.1)	2.1	—	—	12.8	—	—	12.8	A
Total	$37.0	$2.2	$—	$39.2	$14.2	$—	$11.2	$42.2

	December 31, 2014
Millions	Net amount of assets reflected in Balance Sheet	Collateral provided to counter-party - Cash	Collateral provided to counter-party - Financial Instruments	Net amount of exposure after effect of collateral provided	Excess collateral provided to counter-party- Cash	Excess collateral provided - Financial Instruments	Counter-party collateral held by WMLife Re- Cash	Net amount of exposure to counter-party	Standard & Poor's Rating(1)
Bank of America	$5.6	$—	$—	$5.6	$—	$—	$—	$5.6	A
Barclays	.1	—	—	.1	—	—	—	.1	A
JP Morgan	24.3	—	—	24.3	—	—	8.8	15.5	A	+
Royal Bank of Scotland	4.0	—	—	4.0	—	—	—	4.0	A	-
Nomura	(3.5)	3.5	—	—	1.7	9.5	—	11.2	BBB	+
Citigroup - OTC	22.2	—	—	22.2	—	—	1.1	21.1	A
Citigroup - Exchange Traded	3.7	—	—	3.7	16.0	—	—	19.7	A
Total	$56.4	$3.5	$—	$59.9	$17.7	$9.5	$9.9	$77.2
(1) Standard & Poor’s ratings as detailed above are: “A+” (Strong, which is the fifth highest of twenty-three creditworthiness ratings), “A” (Strong, which is the sixth highest of twenty-three creditworthiness ratings), “A-” (Strong, which is the seventh highest of twenty-three creditworthiness ratings) and
“BBB+” (Adequate, which is the eighth highest of twenty-three creditworthiness ratings).

Tranzact Interest Rate Swap
Tranzact has a $101.0 million term loan facility that carries a variable rate equal to the U.S. dollar LIBOR rate, plus an applicable margin. At September 30, 2015, the variable interest rate on the term loan was 4.70%, including a margin over LIBOR of 4.50%. Effective October 10, 2014, to effectively fix the rate it pays on this term loan, Tranzact entered into an interest rate swap agreement with an initial notional amount of $70.0 million. The notional amount decreases over the term of the swap by amounts equivalent to scheduled principal repayments made on Tranzact’s term loan. Under the terms of the swap agreement, Tranzact pays a fixed rate of 1.34% and receives a variable rate, which is reset monthly, based on the then-current U.S. dollar LIBOR rate. The variable rate received by Tranzact under the swap agreement was 0.15% at inception and 0.20% at September 30, 2015. The total current effective rate on Tranzact's debt was 6.04% at September 30, 2015.
The swap is measured at fair value with changes therein recognized within other revenues and is accounted for as a non-hedge derivative instrument. As of September 30, 2015, the estimated fair value of the swap was $(0.8) million. There are no collateral arrangements associated with the swap.

Note 10. Municipal Bond Guarantee Insurance

In 2012, HG Global was capitalized with $594.5 million from White Mountains and $14.5 million from non-controlling interests to fund BAM, a newly formed mutual municipal bond insurer. As of September 30, 2015, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of BAM Surplus Notes. Through HG Re, which had statutory capital of $458.3 million at September 30, 2015, HG Global provides first loss reinsurance protection for policies underwritten by BAM of up to 15% of par outstanding, on a per policy basis. HG Re’s obligations to BAM are collateralized in trusts, and there is an aggregate loss limit that is equal to the total assets in the collateral trusts at any point in time.
For the three and nine months ended September 30, 2015, HG Global had pre-tax income of $5.2 million and $13.8 million, which included $4.0 million and $11.9 million of interest income on the BAM Surplus Notes. For the three and nine months ended September 30, 2014, HG Global had pre-tax income of $3.8 million and $13.4 million, which included $3.9 million and $11.8 million of interest income on the BAM Surplus Notes.
For the three and nine months ended September 30, 2015, White Mountains reported pre-tax losses of $10.6 million and $33.5 million on BAM that were recorded in net loss attributable to non-controlling interests, which included $4.0 million and $11.9 million of interest expense on the BAM Surplus Notes. For the three and nine months ended September 30, 2014, White Mountains reported pre-tax losses of $13.1 million and $29.7 million on BAM that were recorded in net loss attributable to non-controlling interests, which included $3.9 million and $11.8 million of interest expense on the BAM Surplus Notes.
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
The following table provides a schedule of BAM’s insured obligations:

	September 30, 2015	December 31, 2014
Contracts outstanding	2,733	1,750
Remaining weighted average contract period outstanding (in years)	12.7	12.8
Contractual debt service outstanding (in millions):
Par	$19,841.0	$12,362.5
Interest	10,574.3	7,086.9
Total debt service outstanding	$30,415.3	$19,449.4

Gross unearned insurance premiums	$43.2	$27.6

Note 11. Earnings Per Share

White Mountains calculates earnings per share on the two-class method and accordingly, the net income allocable to common shareholders, undistributed net earnings and weighted average number of common shares outstanding exclude amounts associated with restricted shares that are considered participating securities. Diluted earnings per share amounts are based on the weighted average number of common shares, net of the effect of unvested restricted shares and potentially dilutive common shares outstanding.  For periods where White Mountains has recognized a net loss, unvested restricted shares are excluded from the calculation of basic and diluted earnings per share because they would be anti-dilutive. The following table outlines the Company’s computation of earnings per share from continuing operations for the three and nine months ended September 30, 2015 and 2014. (See Note 17 - “Discontinued Operations”).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic and diluted earnings per share numerators (in millions):
Net income from continuing operations attributable to White Mountains’s common shareholders	$(73.1)	$(12.6)	$(61.8)	$65.8
Allocation of income for unvested restricted common shares	—	—	—	(.8)
Dividends declared on participating restricted common shares(1)	—	—	(.1)	(.1)
Total allocation to restricted common shares	—	—	(.1)	(.9)
Net income attributable to White Mountains’s common shareholders, net of restricted common share amounts	$(73.1)	$(12.6)	$(61.9)	$64.9
Undistributed net earnings (in millions):
Net income attributable to White Mountains’s common shareholders, net of restricted common share amounts	$(73.1)	$(12.6)	$(61.9)	$64.9
Dividends declared net of restricted common share amounts(1)	—	—	(5.9)	(6.1)
Total undistributed net earnings, net of restricted common share amounts	$(73.1)	$(12.6)	$(67.8)	$58.8
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	5,890.1	6,091.4	5,951.1	6,140.9
Average unvested restricted shares(2)	—	—	—	(77.7)
Basic earnings per share denominator	5,890.1	6,091.4	5,951.1	6,063.2
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	5,890.1	6,091.4	5,951.1	6,140.9
Average unvested restricted common shares(2)	—	—	—	(77.7)
Average outstanding dilutive options to acquire common shares(3)	—	—	—	—
Diluted earnings per share denominator	5,890.1	6,091.4	5,951.1	6,063.2
Basic earnings per share (in dollars):
Net income attributable to White Mountains’s common shareholders	$(12.42)	$(2.07)	$(10.40)	$10.70
Dividends declared and paid	—	—	(1.00)	(1.00)
Undistributed earnings	$(12.42)	$(2.07)	$(11.40)	$9.70
Diluted earnings per share (in dollars):
Net income attributable to White Mountains’s common shareholders	$(12.42)	$(2.07)	$(10.40)	$10.70
Dividends declared and paid	—	—	(1.00)	(1.00)
Undistributed earnings	$(12.42)	$(2.07)	$(11.40)	$9.70
(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(2) Restricted shares outstanding vest either in equal annual installments or upon a stated date. (See Note 15 - “Employee Share-Based Compensation Plans”).
(3) The diluted earnings per share denominator for the three and nine months ended September 30, 2015 and 2014 does not include the impact of 125,000 common shares issuable upon exercise of the non-qualified options outstanding as they are anti-dilutive to the calculation.

Note 12. Non-controlling Interests

The following table details the balance of non-controlling interests included in White Mountains’s total equity and the related percentage of each consolidated entity’s total equity owned by non-controlling shareholders as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
$ in millions	Non-controlling Percentage	Non-controlling Equity	Non-controlling Percentage	Non-controlling Equity
OneBeacon Ltd.	24.7%	$246.9	24.7%	$258.4
SIG Preference Shares	100.0	250.0	100.0	250.0

Other, excluding mutuals and reciprocals
HG Global	3.1	17.3	3.1	17.9
MediaAlpha	40.0	15.1	40.0	22.6
Tranzact	36.8	75.6	36.8	88.2
Wobi	4.7	1.8	36.7	5.4
Dewar	32.2	3.5	18.0	3.4
Prospector Offshore Fund	—	—	23.4	31.1
Total other, excluding mutuals and reciprocals		113.3		168.6

Mutuals and reciprocals
BAM	100.0	(134.2)	100.0	(121.9)
SSIE	100.0	(15.2)	100.0	(12.4)
Total non-controlling interests		$460.8		$542.7

Note 13. Segment Information

White Mountains has determined that its reportable segments are OneBeacon, HG Global/BAM and Other Operations. As a result of the Sirius sale, the results of operations for Sirius Group have been classified as discontinued operations and are now presented, net of related income taxes, as such in the statement of operations and comprehensive income. Prior year amounts have been reclassified to conform to the current period’s presentation (See Note 17).
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
Significant intercompany transactions among White Mountains’s segments have been eliminated herein. Financial information for White Mountains’s segments follows:

		HG Global/BAM
Millions	OneBeacon	HG	BAM	Other Operations	Total
Three Months Ended September 30, 2015
Earned insurance premiums	$281.4	$.6	$.3	$2.6	$284.9
Net investment income	12.4	.5	1.1	2.8	16.8
Net investment income (loss) - surplus note interest	—	4.0	(4.0)	—	—
Net realized and unrealized investment (losses) gains	(29.9)	.6	1.7	(16.3)	(43.9)
Other revenue	3.9	—	.2	72.8	76.9
Total revenues	267.8	5.7	(.7)	61.9	334.7
Losses and LAE	167.5	—	—	2.5	170.0
Insurance acquisition expenses	53.8	.1	.4	1.0	55.3
Other underwriting expenses	56.4	—	.1	—	56.5
General and administrative expenses	3.7	.4	9.4	129.1	142.6
Interest expense	3.2	—	—	1.7	4.9
Total expenses	284.6	.5	9.9	134.3	429.3
Pre-tax (loss) income	$(16.8)	$5.2	$(10.6)	$(72.4)	$(94.6)

		HG Global/BAM
Millions	OneBeacon	HG	BAM	Other Operations	Total
Nine Months Ended September 30, 2015
Earned insurance premiums	$887.3	$1.7	$.6	$6.4	$896.0
Net investment income	33.0	1.4	2.9	5.3	42.6
Net investment income (loss) - surplus note interest	—	11.9	(11.9)	—	—
Net realized and unrealized investment (losses) gains	(29.7)	.3	2.8	(7.3)	(33.9)
Other (loss) revenue	(.4)	—	.5	225.3	225.4
Total revenues	890.2	15.3	(5.1)	229.7	1,130.1
Losses and LAE	527.9	—	—	6.2	534.1
Insurance acquisition expenses	161.2	.3	1.8	2.8	166.1
Other underwriting expenses	165.2	—	.3	—	165.5
General and administrative expenses	12.0	1.2	26.3	314.6	354.1
Interest expense	9.7	—	—	3.8	13.5
Total expenses	876.0	1.5	28.4	327.4	1,233.3
Pre-tax income (loss)	$14.2	$13.8	$(33.5)	$(97.7)	$(103.2)

		HG Global/BAM
Millions	OneBeacon	HG	BAM	Other Operations	Total
Three Months Ended September 30, 2014
Earned insurance premiums	$305.4	$.4	$.1	$1.3	$307.2
Net investment income	10.8	.4	1.4	1.2	13.8
Net investment income (loss) - surplus note interest	—	3.9	(3.9)	—	—
Net realized and unrealized investment losses	(16.0)	(.5)	(1.4)	(9.6)	(27.5)
Other revenue	1.3	—	.2	28.2	29.7
Total revenues	301.5	4.2	(3.6)	21.1	323.2
Losses and LAE	185.2	—	—	.3	185.5
Insurance acquisition expenses	54.6	—	.5	.1	55.2
Other underwriting expenses	51.2	—	.1	—	51.3
General and administrative expenses	2.4	.4	8.9	51.3	63.0
Interest expense	3.2	—	—	.5	3.7
Total expenses	296.6	.4	9.5	52.2	358.7
Pre-tax income (loss)	$4.9	$3.8	$(13.1)	$(31.1)	$(35.5)

		HG Global/BAM
Millions	OneBeacon	HG	BAM	Other Operations	Total
Nine Months Ended September 30, 2014
Earned insurance premiums	$872.8	$.9	$.3	$5.1	$879.1
Net investment income	33.4	1.0	4.2	6.1	44.7
Net investment income (loss) - surplus note interest	—	11.8	(11.8)	—	—
Net realized and unrealized investment gains	24.8	1.1	5.4	33.1	64.4
Other revenue (loss)	3.3	—	.5	56.5	60.3
Total revenues	934.3	14.8	(1.4)	100.8	1,048.5
Losses and LAE	520.7	—	—	6.6	527.3
Insurance acquisition expenses	150.9	.2	1.4	.5	153.0
Other underwriting expenses	152.3	—	.3	—	152.6
General and administrative expenses	9.3	1.2	26.6	131.2	168.3
Interest expense	9.7	—	—	.9	10.6
Total expenses	842.9	1.4	28.3	139.2	1,011.8
Pre-tax income (loss)	$91.4	$13.4	$(29.7)	$(38.4)	$36.7

Note 14. Investments in Unconsolidated Affiliates

White Mountains’s investments in unconsolidated affiliates represent investments in other companies in which White Mountains has a significant voting and economic interest but does not control the entity.

Millions	September 30, 2015	December 31, 2014
Symetra common shares	$386.9	$373.8
Unrealized gains from Symetra’s fixed maturity portfolio	5.7	37.6
Carrying value of Symetra common shares	392.6	411.4
Hamer	—	3.0
Total investments in unconsolidated affiliates	$392.6	$414.4

Symetra
During the third quarter of 2015, Symetra announced that it entered into a definitive merger agreement with Sumitomo Life pursuant to which Sumitomo Life will acquire all of the outstanding shares of Symetra. White Mountains expects to receive $32.00 per share in cash at closing. White Mountains also received a special dividend of $.50 per share as part of the transaction that was paid in the third quarter of 2015. The transaction is expected to close in the first quarter of 2016 and is subject to regulatory approval and other customary closing conditions.
For the nine months ended September 30, 2015, Symetra reported total revenues of $1,605.9 million, total benefits and expenses of $1,543.6 million, pre-tax income of $62.3 million and net income of $89.6 million. For the nine months ended September 30, 2014, Symetra reported total revenues of $1,601.6 million, total benefits and expenses of $1,387.0 million, pre-tax income of $214.6 million and net income of $186.8 million.
On June 30, 2015, pursuant to the redemption of White Mountains's investments in the Prospector Funds, 513,500 common shares of Symetra were distributed to White Mountains. At September 30, 2015 and December 31, 2014, White Mountains owned 20,562,379 and 20,048,879 common shares of Symetra, a 17.70% and 17.31% common share ownership. White Mountains accounts for its investment in common shares of Symetra using the equity method. During the three and nine months ended September 30, 2015, White Mountains received cash dividends from Symetra of $12.5 million and $16.9 million, which included a special dividend of $10.3 million. The dividends were recorded as a reduction of White Mountains’s investment in Symetra. During the three and nine months ended September 30, 2014, White Mountains received cash dividends from Symetra of $2.0 million and $6.0 million.

As of December 31, 2011, White Mountains concluded that its investment in Symetra common shares was other-than-temporarily impaired and wrote down the GAAP book value of the investment to its estimated fair value of $261.0 million or $15 per share.  This impairment, as well as the effect of Symetra capital transactions, has resulted in a basis difference between the GAAP carrying value of White Mountains’s investment in Symetra common shares and the amount derived by multiplying the percentage of White Mountains common share ownership by Symetra’s total GAAP equity. As of September 30, 2015, the pre-tax unamortized basis difference was $160.8 million, of which $32.6 million is attributable to equity in earnings of unconsolidated affiliates and $128.2 million is attributable to equity in net unrealized gains of unconsolidated affiliates. As of December 31, 2014, the pre-tax unamortized basis difference was $170.4 million, of which $36.4 million is attributable to equity in earnings of unconsolidated affiliates and $134.0 million is attributable to equity in net unrealized gains of unconsolidated affiliates.
The pre-tax basis difference is being amortized over a 30-year period with a weighted average of 28-years remaining. The amortization is based on estimated future cash flows associated with Symetra’s underlying assets and liabilities to which the basis differences have been attributed. White Mountains continues to record its equity in Symetra's earnings and net unrealized gains (losses). In addition, White Mountains recognizes the amortization of the basis difference through equity in earnings of unconsolidated affiliates and equity in net unrealized gains (losses) from investments in unconsolidated affiliates consistent with the original attribution of the basis differences between equity in earnings and equity in net unrealized gains (losses). For the three and nine months ended September 30, 2015, White Mountains recognized after-tax amortization of $0.6 million and $2.0 million through equity in earnings of unconsolidated affiliates and $2.6 million and $8.1 million through equity in net unrealized gains from investments in unconsolidated affiliates. For the three and nine months ended September 30, 2014, White Mountains recognized after-tax amortization of $0.7 million and $2.1 million through equity in earnings of unconsolidated affiliates and $2.9 million and $8.7 million through equity in net unrealized gains from investments in unconsolidated affiliates.
The following table summarizes amounts recorded by White Mountains relating to its investment in Symetra for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2015	2014	2015	2014
Carrying value of investment in Symetra at beginning of period	$397.2	$415.5	$411.4	$317.3
Equity in earnings (1)(2)	4.2	7.0	17.5	34.5
Equity in net unrealized gains (losses) from Symetra’s fixed maturity portfolio (3)	3.7	(10.7)	(31.8)	64.0
Dividends received	(12.5)	(2.0)	(16.9)	(6.0)
Distribution from Prospector Offshore Fund	—	—	12.4	—
Carrying value of investment in Symetra at end of period(4)(5)	$392.6	$409.8	$392.6	$409.8
(1) For the three months ended September 30, 2015 and 2014, equity in earnings excludes tax expense of $0.3 and $0.5. For the nine months ended September 30, 2015 and 2014, equity in earnings excludes tax expense of $1.1 and $2.4.
(2) For the three months ended September 30, 2015 and 2014, equity in earnings includes $0.7 and $0.7 increase relating to the pre-tax amortization of the Symetra common share basis difference. For the nine months ended September 30, 2015 and 2014, equity in earnings includes $2.1 and $2.2 increase relating to the pre-tax amortization of the Symetra common share basis difference.
(3) For the three months ended September 30, 2015 and 2014, net unrealized gains includes $2.9 and $3.1 increase relating to the pre-tax amortization of the Symetra common share basis difference. For the nine months ended September 30, 2015 and 2014, net unrealized gains includes $8.6 and $9.4 increase relating to the pre-tax amortization of the Symetra common share basis difference.
(4) Includes White Mountains’s equity in net unrealized gains from Symetra’s fixed maturity portfolio of $5.7 and $20.5 as of September 30, 2015 and 2014, which excludes tax expense of $0.2 and $1.4.
(5) The aggregate value of White Mountains’s investment in common shares of Symetra was $650.6 based upon the quoted market price of $31.64 per share at September 30, 2015.

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

Share-Based Compensation Based on White Mountains Common Shares

WTM Performance Shares
Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Awards generally vest at the end of a three-year period, are subject to the attainment of pre-specified performance goals, and are valued based on the market value of common shares at the time awards are paid.  The following table summarizes performance share activity for the three and nine months ended September 30, 2015 and 2014 for performance shares granted under the WTM Incentive Plan:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	109,129	$28.8	116,259	$46.3	113,198	$44.4	108,605	$54.9
Shares paid or expired(1)	(8,958)	(5.5)	—	—	(42,958)	(30.7)	(33,730)	(24.1)
New grants	—	—	—	—	29,828	—	41,580	—
Assumed forfeitures and cancellations(2)	(3,960)	(.8)	—	(.2)	(3,857)	(.3)	(196)	—
Expense recognized	—	30.0	—	6.3	—	39.1	—	21.6
End of period(3)	96,211	$52.5	116,259	$52.4	96,211	$52.5	116,259	$52.4
(1) WTM performance share payments in 2015 for the 2012-2014 performance cycle ranged from 91% to 145.5% of target.  WTM performance share payments in 2014 for the 2011-2013 performance cycle ranged from 88% to 131.5% of target.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.
(3) Outstanding performance share awards as of September 30, 2015 and 2014 exclude 7,997 and 11,278 performance share awards, net of assumed forfeitures, granted to employees of Sirius Group, which is accounted for as discontinued operations.

For the 2012-2014 performance cycle, all performance shares earned were settled in cash. For the 2011-2013 performance cycle, the Company issued common shares for 1,425 performance shares earned and all other performance shares earned were settled in cash.
If the outstanding WTM performance shares had vested on September 30, 2015, the total additional compensation cost to be recognized would have been $30.2 million, based on accrual factors at September 30, 2015 (common share price and payout assumptions).

Performance Shares granted under the WTM Incentive Plan
The following table summarizes performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan at September 30, 2015 for each performance cycle:

Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2015 – 2017	29,828	$6.3
2014 – 2016	32,557	12.3
2013 – 2015	36,293	35.4
Sub-total	98,678	54.0
Assumed forfeitures	(2,467)	(1.5)
Total at September 30, 2015	96,211	$52.5

Restricted Shares
The following table summarizes the unrecognized compensation cost associated with the outstanding restricted share awards for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	68,303	$21.9	79,011	$20.5	80,050	$13.7	90,341	$16.4
Issued	—	—	—	—	22,078	14.7	20,400	11.8
Vested	(1,200)	—	—	—	(35,025)	—	(31,730)	—
Forfeited	—	—	—	—	—	—	—	—
Expense recognized	—	(3.5)	—	(3.2)	—	(10.0)	—	(10.9)
End of period (1)	67,103	$18.4	79,011	$17.3	67,103	$18.4	79,011	$17.3
(1)  Outstanding restricted share awards as of September 30, 2015 and 2014 exclude 3,571 and 2,314 restricted shares issued to employees of Sirius Group, which is accounted for as discontinued operations.

During the first nine months of 2015, White Mountains issued 22,078 restricted shares that vest on January 1, 2018. During the first nine months of 2014, White Mountains issued 20,400 restricted shares that vest on January 1, 2017. The unrecognized compensation cost at September 30, 2015 is expected to be recognized ratably over the remaining vesting periods.

Share-Based Compensation Based on OneBeacon Ltd. Common Shares

The OneBeacon Long-Term Incentive Plan (the “OneBeacon Incentive Plan”) provides for grants to key employees of OneBeacon various types of share-based and non share-based incentive awards.  OneBeacon’s share-based incentive awards include OneBeacon performance shares and restricted shares.

OneBeacon Performance Shares
OneBeacon performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash.  OneBeacon performance share awards generally vest at the end of a three-year period, are subject to the attainment of pre-specified performance goals, and are valued based on the market value of OneBeacon Ltd. common shares at the time awards are paid.  The following table summarizes performance share activity for the three and nine months ended September 30, 2015 and 2014 for OneBeacon performance shares granted under the OneBeacon Incentive Plan:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	462,147	$2.4	512,938	$4.4	517,470	$3.4	493,421	$4.0
Shares paid or expired(1)	—	—	—	—	(181,290)	(1.5)	(142,138)	(1.0)
New grants	—	—	—	—	154,887	—	165,800	—
Assumed forfeitures and cancellations(2)	—	—	—	—	(28,920)	—	(4,145)	—
Expense recognized	—	(.3)	—	1.1	—	.2	—	2.5
End of period	462,147	$2.1	512,938	$5.5	462,147	$2.1	512,938	$5.5
(1) OneBeacon performance share payments in 2015 for the 2012-2014 performance cycle were at 45.7% of target. OneBeacon performance share payments in 2014 for the 2011-2013 performance cycle were at 37.1% of target.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.

If the outstanding OneBeacon performance shares had been vested on September 30, 2015, the total additional compensation cost to be recognized would have been $2.0 million, based on accrual factors at September 30, 2015 (common share price, accumulated dividends and payout assumptions).

The following table summarizes OneBeacon performance shares outstanding awarded under the OneBeacon Incentive Plan at September 30, 2015 for each performance cycle:

Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2015 – 2017	154,887	$.5
2014 – 2016	151,810.3
2013 – 2015	167,300	1.3
Sub-total	473,997	2.1
Assumed forfeitures	(11,850)	—
Total at September 30, 2015	462,147	$2.1

OneBeacon Restricted Shares
 The following table summarizes the unrecognized compensation cost associated with the outstanding OneBeacon restricted stock awards for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	390,950	$3.5	612,500	$4.9	612,500	$3.5	915,000	$6.5
Issued	—	—	—	—	75,950	1.1	—	—
Vested	—	—	—	—	(296,000)	—	(300,000)	—
Forfeited	—	—	—	—	(1,500)	—	(2,500)	—
Expense recognized	—	(.5)	—	(.7)	—	(1.6)	—	(2.3)
End of period	390,950	$3.0	612,500	$4.2	390,950	$3.0	612,500	$4.2

On February 24, 2015, OneBeacon issued 75,950 restricted shares that vest on January 1, 2018.
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
The unrecognized compensation cost at September 30, 2015 is expected to be recognized ratably over the remaining vesting periods.

OneBeacon Restricted Stock Units
During the first nine months of 2015, the OneBeacon Compensation Committee awarded to certain employees 214,430 restricted stock units (“RSUs”), of which, net of forfeiture assumptions, 204,179 were outstanding as of September 30, 2015. The RSUs are scheduled to vest on January 1, 2018 and will be paid out in cash or shares at the discretion of the OneBeacon Compensation Committee. For the three and nine months ended September 30, 2015, the expense associated with the RSUs was $0.2 million and $0.6 million.

Note 16. Fair Value of Financial Instruments

White Mountains accounts for its financial instruments at fair value with the exception of the OBH Senior Notes and the Tranzact Bank Facility, which are recorded as debt at face value less unamortized original issue discount.
The following table summarizes the fair value and carrying value of these financial instruments as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
2012 OBH Senior Notes	$279.8	$274.8	$286.0	$274.7
Tranzact Bank Facility	94.6	93.8	68.7	67.4

The fair value estimate for the 2012 OBH Senior Notes has been determined using quoted market prices. The 2012 OBH Senior Notes are considered a Level 2 measurement based upon the volume and frequency of observable transactions. The fair value estimate for the Tranzact Bank Facility has been determined based on a discounted cash flows approach and is considered to be a Level 3 measurement.
The MediaAlpha Bank Facility is a recently issued variable rate instrument. As a result it is considered a Level 2 measurement. As of September 30, 2015, the carrying value of the amount drawn on the MediaAlpha Debt Facility approximates fair value.

Note 17. Discontinued Operations

Sirius
On July 27, 2015, White Mountains entered into an agreement to sell Sirius Group to CM International Holding PTE Ltd., the Singapore-based investment arm of CMI. The results of operations for Sirius Group have been classified as discontinued operations in the statement of operations and comprehensive income and the assets and liabilities of Sirius Group have been presented in the balance sheet as held for sale. Prior year amounts have been reclassified to conform to the current period’s presentation.
The amounts reflected within discontinued operations differ from amounts previously presented within the Sirius Group segment. The segment results of operations for Sirius Group reported in previous periods included investment income and realized and unrealized investment gains and losses from certain investments that are to be retained by White Mountains after the completion of the sale. For the three and nine month periods of September 30, 2015, $5.5 million and $1.4 million of net investment income and realized and unrealized investment gains and losses that had been previously included in the Sirius Group segment were excluded from net income (loss) from discontinued operations. For the three and nine months ended September 30, 2014, $0.9 million and $1.8 million of net investment income and realized and unrealized investment gains and losses that had been previously included in the Sirius segment were excluded from net income (loss) from discontinued operations.

OneBeacon Runoff
In December 2014, OneBeacon completed the sale of its runoff business (the “Runoff Transaction”). The results of operations for the Runoff Business have been classified as discontinued operations and are presented, net of related income taxes, in the statement of operations and comprehensive income. The amounts classified as discontinued operations exclude investing and financing activities that are conducted on an overall consolidated level and, accordingly, there were no separately identifiable investments associated with the Runoff Business.

During the second quarter of 2014, OneBeacon amended the Runoff SPA, primarily to increase the cap on seller financing by $6.7 million to $80.9 million, as well as to extend the termination date to December 31, 2014. Consistent with the proposed closing balance sheet, pro forma as of June 30, 2014, OneBeacon expected to provide seller financing at closing in the form of surplus notes with an estimated par value of $80.9 million (the “OBIC Surplus Notes”). As a result, OneBeacon recorded an increase of $8.2 million ($5.3 million after-tax) in the estimated loss on sale of the Runoff Business during the second quarter of 2014 to reflect the estimated difference between the fair value and par value of the surplus notes upon issuance.
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
In the second quarter of 2015, OneBeacon also completed the sale of its building in Canton, MA for $58.0 million. The building was presented as held for sale at December 31, 2014.

Esurance
White Mountains recognized $10.3 million and $18.2 million of net income from discontinued operations in the third quarter and first nine months of 2015 related to the final settlement with The Allstate Corporation for favorable development on loss reserves transferred in the sale of Esurance and Answer Financial. (See Note 18 - “Contingencies”) For the nine months ended September, 2014, White Mountains recorded a net gain from the sale of discontinued operations of $3.2 million, which primarily related to an installment payment from Allstate for the favorable development on loss reserves.

Fireman's Fund
During the third quarter of 2014, White Mountains recorded a gain in discontinued operations of $14.0 million from a payment received from Allianz, the purchaser of White Mountains's former subsidiary Fireman’s Fund Insurance Company (“FFIC”), related to the utilization of alternative minimum tax credits associated with the tax loss on the sale of FFIC in 1991.

Summary of Reclassified Balances and Related Items

Net Assets Held for Sale
The following summarizes the assets and liabilities associated with the business classified as held for sale, which all relate to Sirius Group with the exception of the building held by OneBeacon at December 31, 2014:

Millions	September 30, 2015	December 31, 2014
Assets held for sale
Fixed maturity investments	$2,394.3	$2,362.3
Short-term investments	360.5	494.9
Common equity securities	164.3	189.9
Convertible fixed maturity and preferred investments	—	6.6
Other long-term investments	82.1	89.0
Total investments	3,001.2	3,142.7
Cash	147.4	111.5
Reinsurance recoverable on unpaid losses	276.5	322.2
Reinsurance recoverable on paid losses	11.0	11.4
Reinsurance premiums receivable	416.6	306.6
Funds held by ceding entities	81.1	91.9
Deferred acquisition costs	82.7	69.9
Deferred tax asset	309.6	341.5
Ceded unearned reinsurance premiums	118.4	76.2
Goodwill and intangible assets	10.2	15.2
Other assets	73.4	83.4
Other assets - OneBeacon building	—	58.1
Total assets held for sale	$4,528.1	$4,630.6
Liabilities held for sale
Loss and loss adjustment expense reserves	$1,662.9	$1,809.8
Unearned insurance premiums	429.4	338.6
Debt	403.5	403.5
Deferred tax liability	257.8	282.8
Accrued incentive compensation	55.5	76.5
Ceded reinsurance payable	131.4	71.5
Funds held under reinsurance treaties	45.1	57.9
Other liabilities	47.2	64.7
Total liabilities held for sale	$3,032.8	$3,105.3

Net Income from Discontinued Operations
The following summarizes the results of operations, including related income taxes associated with the business classified as discontinued operations. The results of Sirius Group through the closing date of the transaction inures to White Mountains.

	Three Months Ended			Three Months Ended
	September 30, 2015			September 30, 2014
Millions	Sirius Group	Other Disc Ops	Total	Sirius Group	Other Disc Ops	Total
Revenues
Earned insurance premiums	$202.8	$—	$202.8	$231.4	$.3	$231.7
Net investment income	10.5	—	10.5	9.7	—	9.7
Net realized and unrealized (losses) gains	(.9)	—	(.9)	48.3	—	48.3
Other revenue	1.8	(.1)	1.7	(22.8)	—	—
Total revenues	214.2	(.1)	214.2	266.6	.3	266.9
Expenses
Loss and loss adjustment expenses	121.7	—	121.7	103.6	—	103.6
Insurance and reinsurance acquisition expenses	45.4	—	45.4	50.1	.1	50.2
Other underwriting expenses	24.8	—	24.8	29.7	.8	30.5
General and administrative expenses	9.4	—	9.4	6.3	—	6.3
Interest expense	6.6	—	6.6	6.6	—	6.6
Total expenses	207.9	—	207.9	196.3	.9	197.2
Pre-tax income (loss)	6.3	(.1)	6.2	70.3	(.6)	69.7
Income tax (expense) benefit	(2.3)	—	(2.3)	(13.1)	.3	(12.8)
Net income (loss) from discontinued operations	4.0	(.1)	3.9	57.2	(.3)	56.9
Net gain from sales of discontinued operations - FFIC	—	—	—	—	14.0	14.0
Net losses from sales of discontinued operations - OneBeacon	—	—	—	—	(7.0)	(7.0)
Net gain from sales of discontinued operations - Esurance	—	10.3	10.3	—	—	—
Total income from discontinued operations	$4.0	$10.2	$14.2	$57.2	$6.7	$63.9
Change in foreign currency translation and other from discontinued operations	$(18.4)	$—	$(18.4)	$(64.1)	$—	$(64.1)
Comprehensive income from discontinued operations	$(14.4)	$10.2	$(4.2)	$(6.9)	$6.7	$(.2)

	Nine Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2014
Millions	Sirius Group	Other Disc Ops	Total	Sirius Group	Other Disc Ops	Total
Revenues
Earned insurance premiums	$623.3	$—	$623.3	$656.5	$.1	$656.6
Net investment income	28.6	—	28.6	30.0	—	30.0
Net realized and unrealized gains	31.4	—	31.4	134.1	—	134.1
Other revenue	(20.2)	(.4)	(20.6)	(47.3)	—	(47.3)
Total revenues	663.1	(.4)	662.7	773.3	.1	773.4
Expenses
Loss and loss adjustment expenses	311.3	—	311.3	273.8	(.7)	$273.1
Insurance and reinsurance acquisition expenses	135.5	—	135.5	146.3	.1	$146.4
Other underwriting expenses	78.0	—	78.0	91.7	2.2	$93.9
General and administrative expenses	22.4	—	22.4	21.6	—	$21.6
Interest expense	20.0	—	20.0	19.8	—	$19.8
Total expenses	567.2	—	567.2	553.2	1.6	554.8
Pre-tax income (loss)	95.9	(.4)	95.5	220.1	(1.5)	218.6
Income tax (expense) benefit	(22.2)	—	(22.2)	(52.4)	.6	$(51.8)
Net income (loss) from discontinued operations	73.7	(.4)	73.3	167.7	(.9)	166.8
Net gain from sales of discontinued operations - FFIC	—	—	—	—	14.0	$14.0
Net losses from sales of discontinued operations - OneBeacon	—	.3	.3	—	(7.5)	$(7.5)
Net gain from sales of discontinued operations - Esurance	—	17.9	17.9	—	3.2	$3.2
Total income from discontinued operations	$73.7	$17.8	$91.5	$167.7	$8.8	$176.5
Change in foreign currency translation and other from discontinued operations	$(62.1)	$—	$(62.1)	$(99.9)	$—	$(99.9)
Comprehensive income from discontinued operations	$11.6	$17.8	$29.4	$67.8	$8.8	$76.6

Net Change in Cash from Discontinued Operations
The following summarizes the net change in cash, including income tax (payment to) refund from national governments and interest paid associated with the business classified as discontinued operations:

	Nine Months Ended
	September 30,
(Millions)	2015	2014
Net cash provided from operations	$6.7	$49.8
Net cash provided from investing activities	35.7	47.5
Net cash used for financing activities	(2.4)	(55.6)
Effect of exchange rate changes on cash	(4.1)	(10.6)
Net change in cash during the period	35.9	31.1
Cash balances at beginning of period	111.5	93.2
Cash balances at end of period	$147.4	$124.3
Supplemental cash flows information:
Interest paid	$(25.5)	$(34.9)
Net income tax (payment to) refund from national governments	$(30.3)	$7.5

Earnings Per Share
Basic earnings per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities.  Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding. The following table outlines the computation of earnings per share for discontinued operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic and diluted earnings per share numerators (in millions):
Net income attributable to White Mountains’s common shareholders	$14.2	$63.9	$91.5	$176.5
Allocation of income for participating unvested restricted common shares(1)	(.2)	(.9)	(1.0)	(2.2)
Net income attributable to White Mountains’s common shareholders, net of restricted common share amounts (2)	$14.0	$63.0	$90.5	$174.3
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	5,890.1	6,091.4	5,951.1	6,140.9
Average unvested restricted common shares(3)	(70.9)	(81.3)	(67.1)	(77.7)
Basic earnings per share denominator	5,819.2	6,010.1	5,884.0	6,063.2
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	5,890.1	6,091.4	5,951.1	6,140.9
Average unvested restricted common shares(3)	(70.9)	(81.3)	(67.1)	(77.7)
Average outstanding dilutive options to acquire common shares(4)	—	—	—	—
Diluted earnings per share denominator	5,819.2	6,010.1	5,884.0	6,063.2
Basic and diluted earnings per share (in dollars):	$2.41	$10.49	$15.37	$28.74
(1) Restricted shares issued by White Mountains contain dividend participation features, and therefore, are considered participating securities.
(2) Net earnings attributable to White Mountains’s common shareholders, net of restricted share amounts, is equal to undistributed earnings for the three and nine months ended September 30, 2015 and 2014.
(3) Restricted common shares outstanding vest either in equal annual installments or upon a stated date. (See Note 15 - “Employee Share-Based Compensation Plans”).
(4) The diluted earnings per share denominator for the three and nine months ended September 30, 2015 and 2014 does not include the impact of 125,000 common shares issuable upon exercise of the non-qualified options outstanding as they are anti-dilutive to the calculation.

Fair Value of Financial Instruments
The SIG Senior Notes are recorded as debt at face value less unamortized original issue discount, and the SIG Preference Shares are recorded as non-controlling interest at face value.
The following table summarizes the fair value and carrying value of these financial instruments as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
SIG Senior Notes	$423.6	$399.8	$437.8	$399.7
SIG Preference Shares	252.5	250.0	260.0	250.0

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
The Interest Rate Cap does not qualify for hedge accounting. It is recorded in other assets at fair value. Changes in fair value are recognized within other revenue. Collateral held is recorded within short-term investments with an equal amount recognized as a liability to return collateral. The fair value of the Interest Rate Cap has been estimated using a single broker quote and accordingly, has been classified as a Level 3 measurement at September 30, 2015.
The following tables summarize the changes in the fair value of the Interest Rate Cap for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2015	2014	2015	2014
Beginning of period	$3.3	$6.2	$4.1	$11.1
Net realized and unrealized losses	(1.1)	(.8)	(1.9)	(5.7)
End of period	$2.2	$5.4	$2.2	$5.4

Sirius Group does not provide any collateral to the interest rate counterparties. Under the terms of the Interest Rate Cap, Sirius Group holds collateral in respect of future amounts due. Sirius Group’s liability to return that collateral is based on the amounts provided by the counterparty and investment earnings thereon.

Foreign Currency Swap
On April 28, 2015, Sirius Group executed two foreign currency swaps, each with a notional amount of $50.0 million, maturing on March 20, 2017. Under the first swap, Sirius Group pays Swedish krona and receives U.S. dollars. Under the second swap, White Mountains pays Euros and receives U.S. dollars. The swaps, which were executed as part of Sirius Group's management of overall foreign currency exposure at Sirius Group, have not been designated or accounted for under hedge accounting. At September 30, 2015, the fair value of the swaps of $(2.3) million was recorded within other assets. Changes in fair value are recognized as unrealized gains or losses and are presented within other revenues. Sirius Group does not provide or hold any collateral associated with the swaps.

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
The unsecured portions of the Nordea facility and the Lloyds Bank facility are subject to various affirmative, negative and financial covenants that Sirius Group considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards.
Sirius International has other secured letter of credit and trust arrangements with various financial institutions to support its insurance operations.
At September 30, 2015, Sirius Group was in compliance with all of the covenants under all of its debt and unsecured letter of credit facilities.

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
The following summarizes significant legal contingencies, ongoing non-claims related litigation or arbitration as of September 30, 2015:

Esurance
On October 7, 2011, the Company completed the sale of its Esurance and Answer Financial subsidiaries (the “Transferred Subsidiaries”) to The Allstate Corporation (“Allstate”) pursuant to a Stock Purchase Agreement dated as of May 17, 2011 (filed as an exhibit to the Company’s current report on Form 8-K on May 18, 2011, the “Agreement”).  Subject to specified thresholds and limits, the Company remains contingently liable to Allstate for specified matters related to the pre-closing period, including (a) specified litigation matters, (b) losses of the Transferred Subsidiaries arising from extra-contractual claims and claims in excess of policy limits (“ECO/EPL losses”), (c) certain corporate reorganizations effected to remove entities from the Transferred Subsidiaries that were not being sold in the transaction, and (d) certain tax matters, including certain net operating losses being less than stated levels.  In addition, the Company retained 90% of positive or negative development in the loss reserves of the Transferred Subsidiaries as of the closing date (net of ECO/EPL losses) through December 31, 2014 (the “Reserve Settlement”).  White Mountains recognized $10.3 million and $18.2 million of net income from discontinued operations in the third quarter and first nine months of 2015 related to the final settlement with Allstate for favorable development on loss reserves transferred in the sale of Esurance and Answer Financial. Since the closing of the transaction through September 30, 2015, White Mountains has received a net amount of $28.3 million from Allstate, primarily related to the favorable development on loss reserves.

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

Tribune Company
In June 2011, Deutsche Bank Trust Company Americas, Law Debenture Company of New York and Wilmington Trust Company (collectively referred to as “Plaintiffs”), in their capacity as trustees for certain senior notes issued by the Tribune Company (“Tribune”), filed lawsuits in various jurisdictions (the “Noteholder Actions”) against numerous defendants including OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune seeking recovery of the proceeds from the sale of common stock of Tribune in connection with Tribune's leveraged buyout in 2007 (the “LBO”). Tribune filed for bankruptcy in 2008 in the Delaware bankruptcy court (the “Bankruptcy Court”). The Bankruptcy Court granted Plaintiffs permission to commence these LBO-related actions, and in 2011, the Judicial Panel on Multidistrict Litigation granted a motion to consolidate the actions for pretrial matters and transferred all such proceedings to the United States District Court for the Southern District of New York. Plaintiffs seek recovery of the proceeds received by the former Tribune shareholders on a theory of constructive fraudulent transfer asserting that Tribune purchased or repurchased its common shares without receiving fair consideration at a time when it was, or as a result of the purchases of shares, was rendered, insolvent. OneBeacon has entered into a joint defense agreement with other affiliates of White Mountains that are defendants in the action. OneBeacon received approximately $32.0 million and Sirius Group, which is now included in discontinued operations, received $6.1 million for Tribune common stock tendered in connection with the LBO.
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

Note 19. OneBeacon Pension Plan

OneBeacon sponsors qualified and non-qualified, non-contributory, defined benefit pension plans covering substantially all employees who were employed as of December 31, 2001 and former employees who had met the eligibility requirements, as well as retirees. Current plans include the OneBeacon qualified pension plan (the “Qualified Plan”) and the OneBeacon nonqualified pension plan (the “Non-qualified Plan”) (collectively the “Plans”). OneBeacon's Plans were frozen and curtailed in 2002. The benefits for the Plans are based primarily on years of service and employees’ compensation through December 31, 2002. OneBeacon’s funding policy is consistent with the funding requirements of U.S. federal laws and regulations.
In April 2014, OneBeacon voted to terminate the Qualified Plan as of June 30, 2014 and applied for a determination letter from the Internal Revenue Service (“IRS”) with respect to the Qualified Plan's tax qualified status at termination and received a favorable determination letter from the IRS on July 23, 2015. OneBeacon currently anticipates the majority of plan assets to be distributed within 12 months of the receipt of the favorable determination letter by way of annuity contract purchases and/or lump sum payments to Plan participants. The purchase of annuities is also subject to the availability of such contracts, with creditworthy insurance companies, at negotiated market terms deemed acceptable to the Plan Sponsor. OneBeacon reserves the right to revoke the termination and does not expect the impact of the termination to be material on OneBeacon's financial position.

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
The following discussion also includes four non-GAAP financial measures - adjusted comprehensive income (loss), adjusted book value per share, pro forma adjusted book value per share and total adjusted capital - that have been reconciled to their most comparable GAAP financial measures (see page 83). White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’s financial performance and condition.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Overview
During the third quarter of 2015, White Mountains agreed to sell Sirius Group and its investment in Symetra in two separate transactions. On July 27, 2015, White Mountains signed a definitive agreement to sell Sirius Group to CMI, and on August 11, 2015, Symetra announced that it entered into a definitive merger agreement with Sumitomo Life pursuant to which Sumitomo Life will acquire all of the outstanding shares of Symetra. Both transactions are expected to close in the first quarter of 2016 and are subject to regulatory approvals and other customary closing conditions.
White Mountains ended the third quarter of 2015 with an adjusted book value per share of $655, a decrease of 2% and 1% for the third quarter and first nine months of 2015, including dividends. Pro forma for the Sirius Group and Symetra transactions, adjusted book value per share is approximately $780 at September 30, 2015. Declines in the equity markets and foreign currency exchange losses from the strengthening U.S. dollar contributed to the decreases in reported adjusted book value per share. Additionally, adjusted book value per share was reduced by approximately $5 from incentive compensation accruals made in the third quarter related to the agreements to sell Sirius Group and Symetra, and $3 from share repurchases made in the third quarter at prices above reported adjusted book value per share but below pro forma adjusted book value per share. White Mountains reported adjusted comprehensive loss of $77 million and $32 million for the third quarter and first nine months of 2015 compared to adjusted comprehensive loss of $13 million and income of $142 million for the third quarter and first nine months of last year.
OneBeacon’s book value per share decreased 1.3% for the third quarter and increased 1.5% for the first nine months of 2015, including dividends. OneBeacon’s GAAP combined ratio was 99% for the third quarter of 2015 compared to 95% for the third quarter of last year, while the GAAP combined ratio was 96% for the first nine months of 2015 compared to 94% for the first nine months of last year. During the quarter, OneBeacon transferred its crop insurance exposures to affiliates of AmTrust through a 100% quota share reinsurance agreement, ceding $17 million of earned premiums, $15 million of losses and $3 million of expenses. The combined ratios for the third quarter and first nine months of 2015 reflect higher expense ratios, driven by higher acquisition costs due to changes in business mix and lower net earned premiums from the exit of the crop business. There was no net loss reserve development in either the third quarter or first nine months of 2015, compared to unfavorable net loss reserve development of 2 points in both the third quarter and first nine months of last year.
As a result of the Sirius Group transaction, Sirius Group’s results are reported as discontinued operations within White Mountains’s GAAP financial statements. Sirius Group’s results inure to White Mountains through the closing date of the transaction. Sirius Group reported a GAAP combined ratio of 95% for the third quarter of 2015 compared to 79% for the third quarter of last year, while the GAAP combined ratio was 84% for the first nine months of 2015 compared to 78% for the first nine months of last year. The higher combined ratio for the 2015 periods was driven by a higher frequency of non-catastrophe per risk and pro rata loss events, especially in the third quarter, which primarily impacted the property, aviation, contingency, and marine lines of business. The third quarter results included losses from the Tianjin port explosion, which are estimated at $15 million after reinstatement premiums. Also, the combined ratios for the third quarter and first nine months of 2015 were higher by 3 points and 1 point due to the cost of ILW covers purchased to mitigate the potential impact of major events on Sirius Group's balance sheet pending the close of the sale to CMI (the “ILW Covers”). Catastrophe losses added 2 points to the combined ratios for both the third quarter and first nine months of 2015, primarily from a Chilean earthquake, compared to 6 points and 4 points of catastrophe losses in the third quarter and first nine months of last year. The combined ratios benefited from favorable loss reserve development of 6 points and 4 points in the third quarter and first nine months of 2015, primarily due to reductions in reserves for property and run-off casualty business, compared to favorable loss reserve development of 8 points and 5 points in the third quarter and first nine months of last year.

White Mountains’s total net written premiums decreased 14% and 4% to $303 million and $927 million in third quarter and first nine months of 2015, which were driven by declines at OneBeacon. OneBeacon’s net written premiums decreased 15% and 5% to $293 million and $901 million in the third quarter and first nine months of 2015. Net written premiums in the third quarter of 2015 included $36 million of ceded written premiums associated with the transfer of OneBeacon’s crop business to AmTrust. Excluding the impact of the exited crop and lawyers liability ($23 million) businesses, and the termination of an affiliated reinsurance treaty ($16 million), premiums grew by 3% for the first nine months of 2015.
The GAAP total return on invested assets, including discontinued operations, was -0.5% for the third quarter of 2015, which included -0.1% from currency losses, and -0.3% for the first nine months of 2015, which included -0.7% from currency losses.  This compared to a return of -1.0% and 1.6% for the third quarter and first nine months of 2014, which included -1.1% and -1.2% from currency losses.

Adjusted Book Value Per Share
The following table presents White Mountains’s adjusted book value per share and reconciles this non-GAAP measure to the most comparable GAAP measure. (See NON-GAAP FINANCIAL MEASURES on page 83).

	September 30, 2015	June 30, 2015	December 31, 2014	September 30, 2014
Book value per share numerators (in millions):
White Mountains’s common shareholders’ equity	$3,745.5	$3,974.6	$3,995.7	$4,009.3
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio, net of applicable taxes	(5.5)	(2.0)	(34.9)	(19.1)
Adjusted book value per share numerator (1)	$3,740.0	$3,972.6	$3,960.8	$3,990.2
Book value per share denominators (in thousands of shares):
Common shares outstanding	5,745.0	5,960.5	5,986.2	6,028.3
Unearned restricted shares	(31.4)	(37.7)	(25.7)	(31.7)
Adjusted book value per share denominator (1)	5,713.6	5,922.8	5,960.5	5,996.6
Book value per share (2)	$651.97	$666.82	$667.48	$665.08
Adjusted book value per share (2)	$654.58	$670.72	$664.50	$665.41
(1) Excludes stock options, which are anti-dilutive to book value.
(2) During the first quarter of both 2015 and 2014, White Mountains declared and paid a dividend of $1.00 per common share.

Pro Forma Adjusted Book Value Per Share
The following table presents the additional adjustments to reconcile adjusted book value per share to pro forma adjusted book value per share as of September 30, 2015. (See NON-GAAP FINANCIAL MEASURES on page 83).

Pro forma adjusted book value per share numerator (in millions):
Adjusted book value per share numerator	$3,740.0
Pro forma adjustments:
Gain from sale of Sirius Group	546.1
Gain from sale of Symetra, net of applicable tax	253.0
Estimated compensation expense and transaction costs, net of applicable tax	(80.0)
Proceeds from exercising outstanding options	92.8
Pro forma adjusted book value per share numerator	$4,551.9
Pro forma adjusted book value per share denominator (in thousands of shares):
Adjusted book value per share denominator	5,713.6
Pro forma adjustments:
Shares issued from exercising outstanding options	125.0
Pro forma adjusted book value per share denominator	5,838.6
Pro forma adjusted book value per share	$779.62

The following table presents the pro forma gain from the sale of Sirius Group as of September 30, 2015:

Millions, except per share amounts
Assets held for sale	$4,528.1
Liabilities held for sale	(3,032.8)
Net assets held for sale	1,495.3
Assets to be contributed in exchange for September 30, 2015 carrying value of Symetra and other investments to be retained by White Mountains	510.8	(1)
Assets to be contributed to reflect Symetra at market value	207.7	(2)
Less: SIG Preference Shares	(250.0)
Total net assets	1,963.8
Transaction multiple above total net assets	27.3%
	536.1
Additional consideration	10.0
Gain from the sale of Sirius Group	546.1
Estimated compensation expense and transaction costs, net of applicable tax	(80.0)
Net gain from the sale of Sirius Group	$466.1
Net gain from the sale of Sirius Group per share	$81.58
(1) This amount includes Sirius Group's investment in 17,492,800 common shares of Symetra using the equity method of accounting.
(2) This amount reflects Symetra at $32.00 per common share after tax.

Goodwill and Intangible Assets
The following table is a summary of goodwill and intangible assets that are included in White Mountains’s adjusted book value as of September 30, 2015, December 31, 2014, and September 30, 2014:

Millions	September 30, 2015	December 31, 2014	September 30, 2014
Goodwill
Tranzact	$165.2	$145.1	$—
MediaAlpha	18.3	18.3	18.3
Wobi	5.8	5.5	5.5
Total goodwill	189.3	168.9	23.8

Intangible assets
Tranzact	158.1	142.8	—
MediaAlpha	26.4	32.5	34.5
Wobi and other	7.9	7.0	7.5
Total intangible assets	192.4	182.3	42.0

Total goodwill and intangible assets	381.7	351.2	65.8

Goodwill and intangible assets attributed to non-controlling interests	(138.1)	(141.8)	(25.3)

Goodwill and intangible assets included in adjusted book value	$243.6	$209.4	$40.5

Review of Consolidated Results

White Mountains’s consolidated financial results for the three and nine months ended September 30, 2015 and 2014 follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2015	2014	2015	2014
Gross written premiums	$370.9	$375.6	$1,086.4	$1,057.5
Net written premiums	$302.5	$351.9	$927.1	$969.4
Revenues
Earned insurance premiums	$284.9	$307.2	$896.0	$879.1
Net investment income	16.8	13.8	42.6	44.7
Net realized and unrealized investment (losses) gains	(43.9)	(27.5)	(33.9)	64.4
Other revenue — foreign currency translation gains (losses)	—	—	—	—
Other revenue — other	76.9	29.7	225.4	60.3
Total revenues	334.7	323.2	1,130.1	1,048.5
Expenses
Losses and LAE	170.0	185.5	534.1	527.3
Insurance acquisition expenses	55.3	55.2	166.1	153.0
Other underwriting expenses	56.5	51.3	165.5	152.6
General and administrative expenses	135.7	60.4	333.3	162.8
General and administrative expenses—intangible asset amortization	6.9	2.6	20.8	5.5
Interest expense	4.9	3.7	13.5	10.6
Total expenses	429.3	358.7	1,233.3	1,011.8
Pre-tax (loss) income from continuing operations	(94.6)	(35.5)	(103.2)	36.7
Income benefit (expense)	1.6	4.7	(.8)	(11.4)
Net (loss) income from continuing operations	(93.0)	(30.8)	(104.0)	25.3
Net (loss) income from discontinued operations, net of tax	14.2	63.9	91.5	176.5
Equity in earnings of unconsolidated affiliates, net of tax	3.9	7.0	18.0	33.3
Net (loss) income	(74.9)	40.1	5.5	235.1
Net loss attributable to non-controlling interests	16.0	11.2	24.2	7.2
Net (loss) income attributable to White Mountains’s common shareholders	(58.9)	51.3	29.7	242.3
Change in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of tax	3.5	(9.9)	(29.4)	59.5
Change in foreign currency translation and pension liability, net of tax	—	(.2)	.3	(.1)
Change in foreign currency translation and other from discontinued operations, net of tax	(18.4)	(64.1)	(62.1)	(99.9)
Comprehensive (loss) income	(73.8)	(22.9)	(61.5)	201.8
Comprehensive income (loss) attributable to non-controlling interests	(.1)	.1	(.1)	.1
Comprehensive (loss) income attributable to White Mountains’s common shareholders	(73.9)	(22.8)	(61.6)	201.9
Change in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of tax	(3.5)	9.9	29.4	(59.5)
Adjusted comprehensive (loss) income	$(77.4)	$(12.9)	$(32.2)	$142.4

Consolidated Results - Three Months Ended September 30, 2015 versus Three Months Ended September 30, 2014
White Mountains’s total revenues increased 4% to $335 million in the third quarter of 2015, driven primarily by revenues from Tranzact, which was acquired in the fourth quarter of 2014, somewhat offset by lower earned premiums and higher unrealized losses from the investment portfolio. Other revenue in the third quarter of 2015 includes $39 million from Tranzact and $28 million from MediaAlpha, compared to $24 million from MediaAlpha in the third quarter of 2014. Net investment income increased by 22% to $17 million compared to $14 million in the third quarter of 2014, primarily due to lower investment expenses.  Net realized and unrealized investment losses were $44 million in the third quarter of 2015 compared to $28 million in the third quarter of 2014. (See Summary of Investment Results on page 67). Earned insurance premiums decreased 7% to $285 million, driven by an 8% decrease at OneBeacon, which was primarily from its exit of the crop business.
White Mountains’s total expenses increased 20% to $429 million in the third quarter of 2015.  Losses and LAE decreased 8% in the third quarter of 2015, which was primarily due to OneBeacon's exit from the crop business. Insurance acquisition expenses were flat. Other underwriting expenses were up 10% to $57 million in the third quarter of 2015, which was primarily due to higher compensation and benefit expenses at OneBeacon relative to the prior year period.
OneBeacon. General and administrative expenses in the third quarter of 2015 included $41 million from Tranzact and $26 million from MediaAlpha, compared to $22 million from MediaAlpha in the third quarter of 2014. General and administrative expense also included $36 million of increased incentive compensation expense in the Other Operations segment recorded in connection with the agreements to sell Sirius Group and Symetra.
White Mountains’s income tax benefit from continuing operations for the third quarter of 2015 was near zero and White Mountains’s income tax benefit from continuing operations for the third quarter of 2014 represented an effective tax rate of 13%.  The effective tax rate for the third quarter of 2015 and 2014 was lower than the U.S. statutory rate of 35% due primarily to income generated in jurisdictions with lower tax rates than the United States.

Consolidated Results - Nine Months Ended September 30, 2015 versus Nine Months Ended September 30, 2014
White Mountains’s total revenues increased 8% to $1,130 million in the first nine months of 2015, driven by revenues from Tranzact, which was acquired in the fourth quarter of 2014, higher revenues from MediaAlpha, which was acquired in March 2014, a gain from the sale of Hamer LLC and higher earned premiums, partially offset by higher net realized and unrealized investment losses.  Other revenue in the first nine months of 2015 includes $111 million from Tranzact and $81 million from MediaAlpha, compared to $44 million from MediaAlpha in the first nine months of 2014. Other revenue in the first nine months of 2015 also includes a gain of $20 million from the second quarter sale of Hamer LLC, a small manufacturing company that White Mountains received in 2012 in connection with the liquidation of a limited partnership fund. Earned insurance premiums increased 2% to $896 million.  Net investment income decreased 5% to $43 million compared to $45 million during the the first nine months of 2014, primarily due to lower dividend income on common equity securities, partially offset by lower investment expenses. White Mountains reported net realized and unrealized investment losses of $34 million in the first nine months of 2015 compared to $64 million of net realized and unrealized investment gains in the first nine months of 2014. (See Summary of Investment Results on page 67).
White Mountains’s total expenses increased 22% to $1,233 million in the first nine months of 2015.  General and administrative expenses in the first nine months of 2015 included $110 million from Tranzact and $76 million from MediaAlpha, compared to $40 million from MediaAlpha in the first nine months of 2014. General and administrative expenses also included $36 million of increased compensation expense in the Other Operations segment recorded in connection with the agreement to sell Sirius Group and Symetra. Losses and LAE increased 1% in the first nine months of 2015, roughly in line with the increase in earned premiums. Insurance acquisition expenses increased 9% to $166 million primarily due to higher commissions resulting from a change in business mix at OneBeacon. Other underwriting expenses increased by 8%, driven by the first nine months of 2014 benefiting from a transition services agreement that terminated on June 30, 2014.
White Mountains’s income tax expense from continuing operations for the first nine months of 2015 was near zero and White Mountains's income tax expense from continuing operations for the first nine months of 2014 represented an effective tax rate 31.0%.  The effective tax rate for the first nine months of 2015 and 2014 was lower than the U.S. statutory rate of 35% due primarily to income generated in jurisdictions with lower tax rates than the United States.

I. Summary of Operations By Segment

White Mountains has determined that its reportable segments are OneBeacon, HG Global/BAM and Other Operations. As a result of the Sirius sale, the results of operations for Sirius Group have been classified as discontinued operations and are now presented separately, net of related income taxes, in the statement of comprehensive income. Prior year amounts have been reclassified to conform to the current period’s presentation (See Note 17).
White Mountains conducts its operations through three segments: (1) OneBeacon, (2) HG Global/BAM and (3) Other Operations. While investment results are included in these segments, because White Mountains manages the majority of its investments through its wholly-owned subsidiary, WM Advisors, a discussion of White Mountains’s consolidated investment operations is included after the discussion of operations by segment. White Mountains’s segment information is presented in Note 13 — “Segment Information” to the Consolidated Financial Statements.

OneBeacon

Financial results and GAAP ratios for OneBeacon for the three and nine months ended September 30, 2015 and 2014 follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2015	2014	2015	2014
Gross written premiums	$358.8	$365.3	$1,053.0	$1,028.7
Net written premiums	$292.9	$345.6	$901.2	$952.6

Earned insurance premiums	$281.4	$305.4	$887.3	$872.8
Net investment income	12.4	10.8	33.0	33.4
Net realized and unrealized investment (losses) gains	(29.9)	(16.0)	(29.7)	24.8
Other revenue	3.9	1.3	(.4)	3.3
Total revenues	267.8	301.5	890.2	934.3
Losses and LAE	167.5	185.2	527.9	520.7
Insurance acquisition expenses	53.8	54.6	161.2	150.9
Other underwriting expenses	56.4	51.2	165.2	152.3
General and administrative expenses	3.4	2.0	11.0	8.3
General and administrative expenses—intangible asset amortization	.3	.4	1.0	1.0
Interest expense	3.2	3.2	9.7	9.7
Total expenses	284.6	296.6	876.0	842.9
Pre-tax (loss) income	$(16.8)	$4.9	$14.2	$91.4

GAAP ratios:
Losses and LAE	60%	61%	60%	60%
Expense	39%	34%	36%	34%
Combined	99%	95%	96%	94%

The following table presents OneBeacon’s book value per share:

(Millions, except per share amounts)	September 30, 2015	June 30, 2015	December 31, 2014	September 30, 2014
OneBeacon book value per share:
OneBeacon's common shareholders’ equity	$1,000.4	$1,033.2	$1,045.8	$1,114.5
OneBeacon common shares outstanding	95.3	95.3	95.3	95.3
OneBeacon book value per common share (1)	$10.50	$10.85	$10.97	$11.71
(1) OneBeacon declared and paid a regular quarterly dividend of $.21 per common share in each of the first three quarters of 2015 and in each quarter during 2014.

OneBeacon ended the third quarter of 2015 with a book value per share of $10.50, a decrease of 1.3% for the quarter and an increase of 1.5% for the first nine months of 2015, including dividends.
Crop Exit. On July 31, 2015, OneBeacon exited its multiple peril crop insurance (“MPCI”) and its related crop-hail business (collectively, “Crop Business”) as its exclusive managing general agency, Climate Crop Insurance Agency (“CCIA”), exited the business through a sale of the agency to an affiliate of AmTrust. AmTrust will reinsure OneBeacon’s remaining net Crop Business exposure for the 2015 reinsurance year. As a result of this transaction, OneBeacon has no material net exposure related to the Crop Business. For the three months ended September 30, 2015, OneBeacon recorded ceded written premiums of $36 million, ceded earned premiums of $17 million, ceded loss and loss adjustment expenses of $15 million and ceded insurance acquisition expenses of $3 million as a result of the transaction. OneBeacon also received a payment of $3 million in connection with the termination of its agreement with CCIA, which has been recorded in other revenue.

OneBeacon Results—Three Months Ended September 30, 2015 versus Three Months Ended September 30, 2014
OneBeacon's GAAP combined ratio was 99% for the third quarter of 2015 compared to 95% for the third quarter of 2014. The exit from the crop business favorably impacted the loss ratio by 2 points, which was mostly offset by a 2 point increase to the expense ratio. The combined ratio also reflects higher losses from the Entertainment, Programs, and Ocean Marine lines of businesses and higher other underwriting expenses, primarily due to higher compensation and benefit expenses relative to the prior year period. There was no material net loss reserve development in the third quarter of 2015 compared to 2 points of unfavorable loss reserve development in the third quarter of 2014.
Net written premiums decreased 15% in the third quarter of 2015 to $293 million, primarily due to the decrease from the exit of the Crop Business ($36 million) and decreases in the Healthcare ($20 million) and Other Professional Lines ($6 million) businesses, offset by increases at the newer Programs and Surety businesses ($10 million).
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
OneBeacon's net combined ratio was lower than the gross combined ratio by 7 points for the third quarter of 2015 as a result of the benefit from ceded losses more than offsetting the cost of the reinsurance programs. OneBeacon's net combined ratio was higher than the gross combined ratio by less than one point for the third quarter of 2014 as a result of the cost of the reinsurance programs more than offsetting the benefits from ceded losses.

OneBeacon Results—Nine Months Ended September 30, 2015 versus Nine Months Ended September 30, 2014
OneBeacon's GAAP combined ratio was 96% for the first nine months of 2015 compared to 94% for the first nine months of 2014. The increase to the combined ratio reflects higher losses from the Inland Marine, Ocean Marine and Entertainment lines of business and a higher expense ratio, driven primarily by higher commissions resulting from a change in business mix and the first nine months of 2014 benefiting from a transition services agreement that terminated on June 30, 2014. There was no material net loss reserve development in the first nine months of 2015 compared to 2 points of unfavorable loss reserve development in the third quarter of 2014.
OneBeacon’s net income for the nine months ended September 30, 2015 was adversely impacted by a $4 million negative adjustment to the pre-tax gain on the sale of Essentia Insurance Company (Essentia). OneBeacon previously recognized a pre-tax gain of $23 million on its sale of Essentia, an indirect wholly-owned subsidiary which wrote legacy collector cars and boats business, to Markel Corporation during the first quarter of 2013. During the first quarter of 2015, OneBeacon recognized the loss of $4 million in other revenues in connection with an assessment from the Michigan Catastrophic Claims Association payable to Markel Corporation pursuant to the indemnification provisions in the stock purchase agreement governing the sale of Essentia. OneBeacon's net income for the first nine months of 2015 benefited from its receipt of a $3 million payment related to the exit from the Crop Business, recorded as a gain in other revenues, offset by a $2 million write-off of capitalized software recorded as a loss in other revenues.
OneBeacon's net written premiums decreased 5% to $901 million in the first nine months of 2015, driven primarily by the exits from crop ($36 million) and lawyers liability ($23 million) businesses, a decrease in the Healthcare business ($26 million), and the termination of an affiliated reinsurance treaty ($16 million), offset by increases in the newer Programs and Surety businesses ($54 million).
OneBeacon’s net combined ratio was higher than the gross combined ratio by 1 point for the first nine months of 2015 and 3 points for the first nine months of 2014. In both periods, the net combined ratio was higher than the gross combined ratio as a result of the cost of the reinsurance programs more than offsetting the benefits from ceded losses.

HG Global/BAM

The following table presents the components of pre-tax income included in White Mountains’s HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$7.0	$—	$7.0
Assumed (ceded) written premiums	5.2	(5.2)	—	—
Net written premiums	$5.2	$1.8	$—	$7.0

Earned insurance premiums	$.6	$.3	$—	$.9
Net investment income	.5	1.1	—	1.6
Net investment income - BAM Surplus Notes	4.0	—	(4.0)	—
Net realized and unrealized investment gains	.6	1.7	—	2.3
Other revenue	—	.2	—	.2
Total revenues	5.7	3.3	(4.0)	5.0
Insurance acquisition expenses	.1	.4	—	.5
Other underwriting expenses	—	.1	—	.1
General and administrative expenses	.4	9.4	—	9.8
Interest expense—BAM Surplus Notes	—	4.0	(4.0)	—
Total expenses	.5	13.9	(4.0)	10.4
Pre-tax income (loss)	$5.2	$(10.6)	$—	$(5.4)

	Three Months Ended September 30, 2014
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$4.2	$—	$4.2
Assumed (ceded) written premiums	3.1	(3.1)	—	—
Net written premiums	$3.1	$1.1	$—	$4.2

Earned insurance premiums	$.4	$.1	$—	$.5
Net investment income	.4	1.4	—	1.8
Net investment income - BAM Surplus Notes	3.9	—	(3.9)	—
Net realized and unrealized investment gains	(.5)	(1.4)	—	(1.9)
Other revenue	—	.2	—	.2
Total revenues	4.2	.3	(3.9)	.6
Insurance acquisition expenses	—	.5	—	.5
Other underwriting expenses	—	.1	—	.1
General and administrative expenses	.4	8.9	—	9.3
Interest expense—BAM Surplus Notes	—	3.9	(3.9)	—
Total expenses	.4	13.4	(3.9)	9.9
Pre-tax income (loss)	$3.8	$(13.1)	$—	$(9.3)

	Nine Months Ended September 30, 2015
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$17.8	$—	$17.8
Assumed (ceded) written premiums	13.3	(13.3)	—	—
Net written premiums	$13.3	$4.5	$—	$17.8

Earned insurance premiums	$1.7	$.6	$—	$2.3
Net investment income	1.4	2.9	—	4.3
Net investment income - BAM Surplus Notes	11.9	—	(11.9)	—
Net realized and unrealized investment (losses) gains	.3	2.8	—	3.1
Other revenue	—	.5	—	.5
Total revenues	15.3	6.8	(11.9)	10.2
Insurance acquisition expenses	.3	1.8	—	2.1
Other underwriting expenses	—	.3	—	.3
General and administrative expenses	1.2	26.3	—	27.5
Interest expense—BAM Surplus Notes	—	11.9	(11.9)	—
Total expenses	1.5	40.3	(11.9)	29.9
Pre-tax income (loss)	$13.8	$(33.5)	$—	$(19.7)

	Nine Months Ended September 30, 2014
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$11.4	$—	$11.4
Assumed (ceded) written premiums	8.7	(8.7)	—	—
Net written premiums	$8.7	$2.7	$—	$11.4

Earned insurance premiums	$.9	$.3	$—	$1.2
Net investment income	1.0	4.2	—	5.2
Net investment income—BAM Surplus Notes	11.8	—	(11.8)	—
Net realized and unrealized investment gains	1.1	5.4	—	6.5
Other revenue	—	.5	—	.5
Total revenues	14.8	10.4	(11.8)	13.4
Insurance acquisition expenses	.2	1.4	—	1.6
Other underwriting expenses	—	.3	—	.3
General and administrative expenses	1.2	26.6	—	27.8
Interest expense—BAM Surplus Notes	—	11.8	(11.8)	—
Total expenses	1.4	40.1	(11.8)	29.7
Pre-tax income (loss)	$13.4	$(29.7)	$—	$(16.3)

HG Global/BAM Results—Three Months Ended September 30, 2015 versus Three Months Ended September 30, 2014
In the third quarter of 2015, BAM insured $2.23 billion of municipal bonds, $1.95 billion of which were in the primary market. As of September 30, 2015, BAM’s total claims paying resources were $593 million on total par insured of $19.8 billion.
HG Global reported pre-tax income of $5 million in the third quarter of 2015, compared to $4 million in the third quarter of 2014. Results for both periods were driven by $4 million of interest income on the BAM Surplus Notes. The increase in pre-tax income was primarily due to investment results.
White Mountains reported $11 million of pre-tax loss from BAM in the third quarter of 2015, compared to $13 million in the third quarter of 2014. Results for both periods were driven by $4 million of interest expense on the BAM Surplus Notes and $9 million of operating expenses. The decrease in pre-tax loss in the third quarter of 2015 was primarily due to higher mark-to-market results from BAM’s investment portfolio.
BAM’s affairs are managed on a statutory accounting basis, and it does not report stand-alone GAAP financial results. BAM’s statutory net loss was $8 million in both the third quarter of 2015 and 2014.

HG Global/BAM Results—Nine Months Ended September 30, 2015 versus Nine Months Ended September 30, 2014
In the first nine months of 2015, BAM insured $7.76 billion of municipal bonds, $7.29 billion of which were in the primary market, up 45% from the first nine months of 2014.
HG Global reported pre-tax income of $14 million in the first nine months of 2015, compared to $13 million in the first nine months of 2014. Results for both periods were driven by $12 million of interest income on the BAM Surplus Notes. The increase in pre-tax income was due to higher investment returns.
White Mountains reported $34 million of pre-tax loss on BAM in the first nine months of 2015, driven by $12 million of interest expense on the BAM Surplus Notes and $26 million of operating expenses. Pre-tax loss was $30 million in the first nine months of 2014, driven by $12 million of interest expense on the BAM Surplus Notes and $27 million of operating expenses. The increase in pre-tax loss in the first nine months of 2015 was primarily due to lower net investment income and mark-to-market results from BAM’s investment portfolio.
BAM’s affairs are managed on a statutory accounting basis, and it does not report stand-alone GAAP financial results. BAM’s statutory net loss was $24 million in both the first nine months of 2015 and 2014.
The following table presents amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’s consolidated balance sheet as of September 30, 2015:

	As of September 30, 2015
Millions	HG Global	BAM	Eliminations	Total
Assets
Fixed maturity investments	$126.5	$336.9	$—	$463.4
Short-term investments	21.1	130.4	—	151.5
Total investments	147.6	467.3	—	614.9
Cash	.1	11.9	—	12.0
BAM Surplus Notes	503.0	—	(503.0)	—
Accrued interest receivable on BAM Surplus Notes	86.2	—	(86.2)	—
Other assets	11.5	24.4	(.6)	35.3
Total assets	$748.4	$503.6	$(589.8)	$662.2

Liabilities
BAM Surplus Notes(1)	$—	$503.0	$(503.0)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	86.2	(86.2)	—
Preferred dividends payable to White Mountains’s subsidiaries(3)	124.6	—	—	124.6
Preferred dividends payable to non-controlling interests	4.0	—	—	4.0
Other liabilities	55.0	48.6	(.6)	103.0
Total liabilities	183.6	637.8	(589.8)	231.6

Equity
White Mountains’s common shareholders’ equity	547.5	—	—	547.5
Non-controlling interests	17.3	(134.2)	—	(116.9)
Total equity	564.8	(134.2)	—	430.6
Total liabilities and equity	$748.4	$503.6	$(589.8)	$662.2

(1)	Under GAAP, the BAM Surplus Notes are classified as debt by the issuer. Under U.S. Statutory accounting, they are classified as Surplus.

(2)
Under GAAP, interest accrues daily on the BAM Surplus Notes. Under U.S. Statutory accounting, interest is not accrued on the BAM Surplus Notes until it has been approved for payment by insurance regulators.

(3)	Dividends on HG Global preferred shares payable to White Mountains's subsidiaries are eliminated in White Mountains's consolidated financial statements.

The following table presents the gross par value of policies priced and closed by BAM for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2015	2014	2015	2014
Gross par value of primary market policies priced	$2,228.6	$1,761.3	$7,660.3	$5,209.8
Gross par value of secondary market policies priced	298.3	125.7	481.6	381.0
Total gross par value of market policies priced	2,526.9	1,887.0	8,141.9	5,590.8

Less: Gross par value of policies priced yet to close	(762.7)	(335.1)	(762.7)	(335.1)
Gross par value of policies closed that were previously priced	469.3	691.3	379.6	97.5
Total gross par value of market policies closed	$2,233.5	$2,243.2	$7,758.8	$5,353.2

The following table presents BAM’s total claims paying resources as of September 30, 2015 and December 31, 2014:

Millions	As of September 30, 2015	As of December 31, 2014
Policyholders’ surplus	$438.6	$448.7
Contingency reserve	10.1	4.7
Qualified statutory capital	448.7	453.4
Net unearned premiums	10.6	6.4
Present value of future installment premiums	1.8	1.4
Collateral trusts	131.5	120.0
Claims paying resources	$592.6	$581.2

Other Operations

A summary of White Mountains’s financial results from its Other Operations segment for the three and nine months ended September 30, 2015 and 2014 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2015	2014	2015	2014
Earned insurance premiums	$2.6	$1.3	$6.4	$5.1
Net investment income	2.8	1.2	5.3	6.1
Net realized and unrealized investment (losses) gains	(16.3)	(9.6)	(7.3)	33.1
Other revenue—Tranzact	38.6	—	111.0	—
Other revenue—MediaAlpha	28.3	23.6	81.2	43.9
Other revenue	5.9	4.6	33.1	12.6
Total revenues	61.9	21.1	229.7	100.8
Loss and loss adjustment expenses	2.5	.3	6.2	6.6
Insurance acquisition expenses	1.0	.1	2.8	.5
Other underwriting expenses	—	—	—	—
General and administrative expenses	55.4	27.2	109.5	86.4
General and administrative expenses—Tranzact	40.9	—	109.5	—
General and administrative expenses—MediaAlpha	26.2	21.9	75.8	40.3
General and administrative expenses—amortization of intangible assets	6.6	2.2	19.8	4.5
Interest expense	1.7	.5	3.8	.9
Total expenses	134.3	52.2	327.4	139.2
Pre-tax loss	$(72.4)	$(31.1)	$(97.7)	$(38.4)

Other Operations Results—Three and Nine Months Ended September 30, 2015 versus Three and Nine Months Ended September 30, 2014
White Mountains’s Other Operations segment reported pre-tax loss of $72 million and $98 million in the third quarter and first nine months of 2015, compared to pre-tax loss of $31 million and $38 million in the in the third quarter and first nine months of 2014. White Mountains’s Other Operations segment reported net realized and unrealized investment losses of $16 million and $7 million in the third quarter and first nine months of 2015 compared to net realized and unrealized investment losses of $10 million and gains of $33 million in the third quarter and first nine months of 2014. (See Summary of Investment Results on page 67). Other revenue in the third quarter and first nine months of 2015 includes $39 million and $111 million from Tranzact and $28 million and $81 million from MediaAlpha compared to $24 million and $44 million from MediaAlpha for the third quarter and first nine months of 2014. White Mountains acquired its stake in Tranzact in October 2014 and acquired its stake in MediaAlpha in March 2014. Other revenue also includes a $20 million pre-tax gain in the first nine months of 2015 from the sale of Hamer LLC, a small manufacturing company that White Mountains received in 2012 in connection with the liquidation of a limited partnership fund.
General and administrative expenses increased to $129 million and $315 million in the third quarter and first nine months of 2015 from $51 million and $131 million in the third quarter and first nine months of 2014. General and administrative expenses in the third quarter and first nine months of 2015 includes $41 million and $110 million from Tranzact and $26 million and $76 million from MediaAlpha compared to $22 million and $40 million from MediaAlpha in the third quarter and first nine months of 2014. General and administrative expenses also included $36 million of increased incentive compensation expense recorded in connection with the agreements to sell Sirius Group and Symetra.
WM Life Re reported $1 million of pre-tax income and $4 million of pre-tax loss in the third quarter and first nine months of 2015 compared to $3 million and $5 million of pre-tax loss in the third quarter and first nine months of 2014. During the second quarter of 2015, the variable annuity contracts reinsured by WM Life Re began to mature.  At September 30, 2015, $637 million of guarantee value on annuities covered by WM Life Re's reinsurance contracts remains, all of which will run-off by June 30, 2016. (See Note 9 — “Derivatives” for a summary of WM Life Re's results.)

Discontinued Operations

On July 27, 2015, White Mountains entered into an agreement to sell Sirius Group to CM International Holding PTE Ltd., the Singapore-based investment arm of CMI. The purchase price will be paid in cash in an amount equal to 127.3% of Sirius Group’s closing date tangible common shareholder’s equity, plus $10 million. The transaction is expected to close in the first quarter of 2016 and is subject to regulatory approval and other customary closing conditions. As a result of the transaction, Sirius Group’s results are reported as discontinued operations within White Mountains’s GAAP financial statements. Sirius Group’s results inure to White Mountains through the closing date of the transaction.

Sirius Group Results—Three Months Ended September 30, 2015 versus Three Months Ended September 30, 2014
Sirius Group's GAAP combined ratio was 95% for the third quarter of 2015 compared to 79% for the third quarter of 2014. The higher combined ratio for the 2015 period was primarily due to a higher frequency of non-catastrophe per risk and pro rata loss events, which primarily impacted the property, aviation, contingency, and marine lines of business. The third quarter result included losses from the Tianjin port explosion, which are estimated at $15 million, after reinstatement premiums. Also, the combined ratio for the third quarter of 2015 was higher by 3 points due to the cost of the ILW Covers. Included in the third quarter of 2015 were 2 points of catastrophe losses, primarily from a Chilean earthquake, compared to 6 points of catastrophe losses in the third quarter of 2014. Favorable loss reserve development was 6 points in the third quarter of 2015, primarily due to reductions for property and run-off casualty business, compared to 8 points in the third quarter of 2014.
Reinsurance protection. In addition to the ILW Covers, Sirius Group’s reinsurance protection primarily consists of pro-rata and excess of loss protections to cover aviation, trade credit, and certain accident and health and property exposures. Sirius Group’s proportional reinsurance programs provide protection for part of the non-proportional treaty accounts written in Europe, the Americas, Asia, the Middle East and Australia. This reinsurance is designed to increase underwriting capacity where appropriate, and to reduce exposure both to large catastrophe losses and to a frequency of smaller loss events. Attachment points and coverage limits vary by region around the world.
Sirius Group's net combined ratio was 11 points higher than the gross combined ratio for the third quarter of 2015 and was 1 point lower than the gross combined ratio for the third quarter of 2014. For the third quarter of 2015, the net combined ratio was higher than the gross combined ratio due to property retrocessional coverage, including the ILW Covers, with limited or no loss recoveries. For the third quarter of 2014, the net combined ratio was lower than the gross combined ratio because ceded loss recoveries in the aviation and accident and health lines more than offset the cost of reinsurance protection.

Sirius Group Results—Nine Months Ended September 30, 2015 versus Nine Months Ended September 30, 2014
Sirius Group’s GAAP combined ratio was 84% for the first nine months of 2015 compared to 78% for first nine months of 2014. The increase in the combined ratio was driven by a higher frequency of non-catastrophe per risk and pro rata loss events, which primarily impacted the property (including the Tianjin loss), aviation, contingency, and marine lines of business. Also, the combined ratio for the first nine months of 2015 was higher by 1 point due to the cost of the ILW Covers. The first nine months of 2015 included 2 points of catastrophe losses, primarily from a Chilean earthquake and winter storms in the Northeastern United States, compared to 4 points in the first nine months of last year. Favorable prior period loss development was 4 points the first nine months of 2015 primarily due to decreases in casualty and property loss reserves, compared to 5 points of favorable loss reserve development in the first nine months of last year.
Reinsurance protection. Sirius Group’s net combined ratio was 7 points higher than the gross combined ratio for the first nine months of 2015 and was 1 point lower than the gross combined ratio for the first nine months of 2014. For the first nine months of 2015, the higher net combined ratio was primarily due to an increase in property retrocessional coverage, including the ILW Covers, with limited or no loss recoveries. For the first nine months of 2014, the net combined ratio was lower than the gross combined ratio because ceded loss recoveries in the accident and health line more than offset the cost of Sirius Group’s reinsurance protection programs.

Esurance
White Mountains recognized $10 million and $18 million of net income from discontinued operations in the third quarter and first nine months of 2015 related to the final settlement with The Allstate Corporation for favorable development on loss reserves transferred in the sale of Esurance and Answer Financial.

II. Summary of Investment Results - Total Operations

White Mountains's total operations investment results include continuing operations and discontinued operations. During the third quarter of 2015, White Mountains signed a definitive agreement to sell Sirius Group. Sirius Group’s results inure to White Mountains through the closing date of the transaction. White Mountains will continue to manage Sirius Group's investment portfolio for a transition period after the sale.
For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a better comparison to benchmark returns, while all dollar amounts are presented net of management fees and trading expenses.  A summary of White Mountains’s consolidated total operations' pre-tax investment results, including the returns from discontinued operations, for the three and nine months ended September 30, 2015 and 2014 follows:

Gross investment returns and benchmark returns

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Fixed maturity investments	0.4%	(0.9)%	0.6%	1.0%
Short-term investments	(0.3)%	(1.2)%	(0.8)%	(0.9)%
Total fixed income investment returns:
In U.S. dollars	0.3%	(0.9)%	0.4%	0.7%
In local currencies	0.5%	0.3%	1.2%	2.1%
Barclays U.S. Intermediate Aggregate Index	1.1%	0.0%	1.7%	2.9%

Common equity securities	(6.9)%	(1.5)%	(2.8)%	5.1%
Convertible fixed maturity and preferred investments	23.8%	(1.3)%	(12.1)%	3.8%
Other long-term investments	(2.1)%	(1.2)%	(6.0)%	4.2%
Total common equity securities, convertible fixed maturity and preferred investments and other long-term investment returns:
In U.S. dollars	(5.1)%	(1.4)%	(4.0)%	4.9%
In local currencies	(5.1)%	(0.8)%	(3.8)%	5.5%
S&P 500 Index (total return)	(6.4)%	1.1%	(5.3)%	8.3%

Total consolidated portfolio returns
In U.S. dollars	(0.5)%	(1.0)%	(0.3)%	1.6%
In local currencies	(0.4)%	0.1%	0.4%	2.8%

Investment Returns—Three and Nine Months Ended September 30, 2015 versus Three and Nine Months Ended September 30, 2014
White Mountains’s GAAP pre-tax total return on invested assets was -0.5% and -0.3% for the third quarter and first nine months of 2015, which included -0.1% and -0.7% from foreign currency losses, respectively. White Mountains’s GAAP pre-tax total return on invested assets was -1.0% and 1.6% for the third quarter and first nine months of 2014, which included -1.1% and -1.2% from foreign currency losses, respectively. White Mountains’s total operations after tax realized and unrealized investment (losses) gains were $(34.2) million and $(1.6) million for the third quarter and first nine months of 2015 compared to $14.2 million and $153.1 million for the third quarter and first nine months of last year.

Fixed income results
White Mountains maintains a high-quality, short-duration fixed income portfolio. As of September 30, 2015, the fixed income portfolio duration was approximately 2.1 years, including short-term investments, compared to 2.0 years as of December 31, 2014 and 2.3 years as of September 30, 2014.
In U.S. dollars, the fixed income portfolio returned 0.3% and 0.4% for the third quarter and first nine months of 2015. In local currencies, the fixed income portfolio returned 0.5% and 1.2% for the third quarter and first nine months of 2015, underperforming the longer duration Barclays U.S. Intermediate Aggregate Index returns of 1.1% and 1.7% as rates declined in both periods. In U.S. dollars, the fixed income portfolio returned -0.9% and 0.7% for the third quarter and first nine months of 2014. In local currencies, the fixed income portfolio returned 0.3% for the third quarter of 2014, outperforming a flat return for the longer duration Barclays Intermediate Aggregate Index. In local currencies, the fixed income portfolio returned 2.1% for the first nine months of 2014, underperforming the longer duration Barclays U.S. Intermediate Aggregate Index return of 2.9% as rates declined in the period.

Common equity securities, convertible fixed maturity and preferred investments and other long-term investments results
White Mountains generally maintains a value-oriented equity portfolio that consists of common equity securities, convertibles and other long-term investments, including hedge funds and private equity funds. White Mountains’s management believes that prudent levels of investments in common equity securities, convertibles and other long-term investments are likely to enhance long-term after-tax total returns. White Mountains’s portfolio of common equity securities, convertibles and other long-term investments represented approximately 15%, 18%, and 19% of GAAP invested assets as of September 30, 2015, December 31, 2014, and September 30, 2014.
In U.S. dollars, the equity portfolio returned -5.1% and -4.0% for the third quarter and first nine months of 2015, outperforming the S&P 500 Index return of -6.4% and -5.3% for the comparable periods. The outperformance for the third quarter of 2015 was primarily due to the impact of other long-term investments, which tend to outperform indices in a down equity market, while the outperformance for the first nine months of 2015 was due to favorable publicly traded common equity securities results during the first half of 2015.
In U.S. dollars the equity portfolio returned -1.4% and 4.9% for the third quarter and first nine months of 2014, underperforming the S&P 500 Index returns of 1.1% and 8.3% for the comparable periods.
White Mountains has established separate accounts with third party registered investment advisers to manage publicly-traded common equity securities and convertibles. The largest of these separate account relationships have been with Prospector Partners LLC (“Prospector”), Lateef Investment Management (“Lateef”) and Silchester International Investors (“Silchester”). White Mountains’s equity investment style has generally been value-oriented with a significant portion of the assets managed by Prospector.  During the second quarter of 2015, White Mountains instructed Prospector to liquidate its separate account portfolios and redeemed its investments in the Prospector Funds with the intention to reallocate a portion of its equity exposure to passive equity investment vehicles. White Mountains has since terminated its investment management agreements with Prospector.  White Mountains continues to have publicly-traded common equity securities actively managed by Lateef and Silchester.
During the second quarter of 2015, White Mountains purchased exchange traded funds (ETFs) that seek to provide investment results that, before expenses, generally correspond to the performance of the S&P 500, Russell 1000 and Russell 1000 Value Indices. As of September 30, 2015, White Mountains had $335.1 million invested in ETFs (including discontinued operations). The following summarizes White Mountains's investments in ETFs by exposure to each index:

Market Value
Index	September 30, 2015
S&P 500	$279.5
Russell 1000 Value	38.9
Russell 1000	16.7
Total	$335.1

In the third quarter and for the first nine months of 2015, the ETFs earned the effective market return, before expenses, over the period in which White Mountains was invested in each respective fund. The Lateef separate account is a highly concentrated portfolio of high quality mid- and large-cap growth companies. Lateef is a growth at a reasonable price manager focused on investing in high return on invested capital businesses at reasonable valuations. Lateef uses a bottom up, fundamental research-driven investment process that is focused on absolute returns, low turnover and a long-term investment horizon. As a highly concentrated portfolio of 15 to 20 positions, relative performance to the S&P 500 Index return is often driven, positively or negatively, by individual positions, especially in the short-term. In U.S. dollars, the Lateef separate account returned -7.5% and -3.8% for the third quarter and first nine months of 2015, underperforming the S&P 500 Index return of -6.4% for the third quarter of 2015 but outperforming the S&P 500 Index return of -5.3% for the first nine months of 2015. Lateef’s outperformance relative to the S&P 500 Index return in the first nine months of 2015 reflects positive contributions from merger and acquisition activity in the healthcare sector. In U.S. dollars, Lateef’s separate account returned -3.1% and 0.6% for the third quarter and first nine months of 2014, underperforming the S&P 500 Index returns of 1.1% and 8.3% for the comparable periods.
White Mountains has an investment in the Calleva Trust, an open-ended unit trust established as an Undertaking for Collective Investment in Transferable Securities (“UCITS”) under the European Communities Regulations that is managed by Silchester. Silchester invests primarily in value-oriented non-U.S. equity securities. Silchester’s investment strategy focuses on companies with low market multiples of earnings, cash flow, asset value or dividends. In U.S. dollars, the Silchester portfolio returned -9.6% and -1.9% for the third quarter and first nine months of 2015, underperforming the S&P 500 Index return of -6.4% for the third quarter of 2015 but outperforming the S&P 500 Index return of -5.3% for the first nine months of 2015. In U.S. dollars, the Silchester portfolio returned -4.1% and 2.3% for the third quarter and first nine months of 2014, underperforming the S&P 500 Index returns of 1.1% and 8.3%, for the comparable periods. In local currencies, the Silchester portfolio returned -8.0% and 1.9% for the third quarter and first nine months of 2015, outperforming the MCSI EAFE Index returns of -9.0% and -1.0% for the comparable periods. In local currencies, the Silchester portfolio returned 2.2% and 7.2% for the third quarter and first nine months of 2014, outperforming the MCSI EAFE Index returns of 0.9% and 4.1% for the comparable periods.
As of December 31, 2014, White Mountains had investments in TaClaro Holdings B.V., which owns TaCerto.com (“TaCerto”), in the form of convertible preferred shares ($4.5 million), loans ($1.7 million) and common shares ($0.3 million). During the first quarter of 2015, TaCerto initiated a wind-down of its business. As a result, White Mountains reduced the carrying value of these investments to $0. The impact of this write-off is reflected in White Mountains’s convertible fixed maturity and preferred investments and other long-term investments, which returned -12.1% in the first nine months of 2015. During the second quarter of 2015 the TaCerto shares were sold for a nominal amount.
White Mountains also maintains a portfolio of other long-term investments that consists primarily of hedge funds, private equity funds, surplus note investments, private equity securities and other investments in limited partnerships. As of September 30, 2015, approximately 68% of these long-term investments were in private equity funds, with a general emphasis on narrow, sector-focused funds, and hedge funds, with a general emphasis on long-short equity funds.
In U.S. dollars, the other long-term investments portfolio returned -2.1% and -6.0% for the third quarter and first nine months of 2015, outperforming the HFRX Equal Weighted Strategies Index return of -2.4% for the third quarter of 2015 but underperforming the HFRX Equal Weighted Strategies Index return of -0.9% for the first nine months of 2015. The portfolio’s outperformance relative to the HFRX Equal Weighted Strategies Index return for the third quarter of 2015 was primarily attributable to improved results in certain private equity funds. The portfolio’s underperformance relative to the HFRX Equal Weighted Strategies Index return for the first nine months of 2015 was primarily due to the write-off of TaCerto and unfavorable results from a long/short credit and distressed hedge fund and certain energy exposed private equity funds. In U.S. dollars, the other long-term investments portfolio returned -1.2% and 4.2% for the third quarter and first nine months of 2014, underperforming the HFRX Equal Weighted Strategies Index return of -0.6% for the third quarter of 2014 but outperforming the HRFX Equal Weighted Strategies Index return of 1.3% for the first nine months of 2014.

Foreign Currency Translation
White Mountains’s holds non-U.S. dollar-denominated assets and liabilities, primarily within discontinued operations, which are valued using period-end exchange rates. White Mountains has non-U.S. dollar-denominated foreign revenues and expenses, primarily within discontinued operations, which are valued using average exchange rates over the period. Foreign currency exchange rate risk is the risk that White Mountains will incur losses on a U.S. dollar basis due to adverse changes in foreign currency exchange rates.
The following table illustrates the pre-tax effect that a hypothetical 10% increase (i.e. U.S. dollar strengthening) or decrease (i.e. U.S. dollar weakening) in the rate of exchange from the British pound sterling, the Canadian dollar, the Swedish krona and the euro to the U.S. dollar would have on the carrying value of White Mountains’s total operations net assets, continuing operations net assets, and discontinued operations net assets denominated in the respective currencies as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	10% increase			10% decrease
Millions	Continuing Operations	Discontinued Operations	Total Operations	Continuing Operations	Discontinued Operations	Total Operations
British pound sterling to U.S. dollar	$(1.1)	$(19.4)	$(20.5)	$1.1	$19.4	$20.5
Canadian dollar to U.S. dollar	—	(4.8)	(4.8)	—	4.8	4.8
Swedish krona to U.S. dollar	(0.1)	(4.8)	(4.9)	0.1	4.8	4.9
Euro to U.S. dollar	(5.8)	.2	(5.6)	5.8	(.2)	5.6

	December 31, 2014
	10% increase			10% decrease
Millions	Continuing Operations	Discontinued Operations	Total Operations	Continuing Operations	Discontinued Operations	Total Operations
British pound sterling to U.S. dollar	$(1.6)	$(15.0)	$(16.6)	$1.6	$15.0	$16.6
Canadian dollar to U.S. dollar	—	(4.9)	(4.9)	—	4.9	4.9
Swedish krona to U.S. dollar	—	(24.8)	(24.8)	—	24.8	24.8
Euro to U.S. dollar	(2.5)	(2.3)	(4.8)	2.5	2.3	4.8

Investment in Symetra Common Shares
During the third quarter of 2015, Symetra announced that it entered into a definitive merger agreement with Sumitomo Life Insurance Company (“Sumitomo Life”) pursuant to which Sumitomo Life will acquire all of the outstanding shares of Symetra. White Mountains received a special dividend of $.50 per share in the third quarter of 2015 and expects to receive $32.00 per share in cash at closing. The transaction is expected to close in the first quarter of 2016 and is subject to regulatory approval and other customary closing conditions.
During the third quarter and first nine months of 2015, White Mountains recorded $4 million and $16 million in equity in earnings from its investment in Symetra's common shares. The value used in the calculation of White Mountains’s adjusted book value per share was $18.81 per Symetra common share at September 30, 2015.

Summary of Investment Results - Continuing Operations
 White Mountains's continuing operations pre-tax investment results, as presented in the consolidated statement of operations for the three and nine months ended September 30, 2015 and 2014 are presented below.

	Three Months Ended		Nine Months Ended
Pre-tax investment results	September 30,		September 30,
Millions	2015	2014	2015	2014
Net investment income	$16.8	$13.8	$42.6	$44.7
Net realized and unrealized investment (losses) gains (1)	(43.9)	(27.5)	(33.9)	64.4
Total GAAP continuing operations pre-tax investment (losses) gains	$(27.1)	$(13.7)	$8.7	$109.1
(1) Includes foreign currency (losses) gains of $(0.2), $(5.4), $(2.9), and $(5.2).

A summary of White Mountains’s continuing operations returns for the three and nine months ended September 30, 2015 and 2014 follows:

Gross investment returns and benchmark returns

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Total fixed income investment returns:
In U.S. dollars	0.6%	0.2%	1.5%	1.9%
In local currencies	0.6%	0.2%	1.5%	1.9%
Barclays U.S. Intermediate Aggregate Index	1.1%	0.0%	1.7%	2.9%
Total common equity securities, convertible fixed maturity and preferred investments and other long-term investment returns:
In U.S. dollars	(5.4)%	(1.3)%	(3.2)%	5.2%
In local currencies	(5.3)%	(0.8)%	(2.9)%	5.6%
S&P 500 Index (total return)	(6.4)%	1.1%	(5.3)%	8.3%
Total consolidated portfolio returns
In U.S. dollars	(0.7)%	(0.3)%	0.4%	2.9%
In local currencies	(0.7)%	(0.1)%	0.4%	3.0%

Summary of Investment Results - Discontinued Operations
  A summary of White Mountains’s discontinued operations' pre-tax investment results for the three and nine months ended September 30, 2015 and 2014 follows:

Gross investment returns and benchmark returns

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Total fixed income investment returns:
In U.S. dollars	0.0%	(1.9)%	(0.6)%	(0.5)%
In local currencies	0.5%	0.4%	0.9%	2.3%
Barclays U.S. Intermediate Aggregate Index	1.1%	0.0%	1.7%	2.9%
Total common equity securities, convertible fixed maturity and preferred investments and other long-term investment returns:
In U.S. dollars	(4.1)%	(1.1)%	(6.3)%	4.4%
In local currencies	(4.3)%	(0.6)%	(6.4)%	4.7%
S&P 500 Index (total return)	(6.4)%	1.1%	(5.3)%	8.3%
Total consolidated portfolio returns
In U.S. dollars	(0.3)%	(1.8)%	(1.1)%	0.0%
In local currencies	0.1%	0.4%	0.3%	2.5%

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

OneBeacon:
OneBeacon’s top-tier regulated U.S. insurance operating subsidiary, Atlantic Specialty Insurance Company (“ASIC”), has the ability to pay dividends to its immediate parent during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based upon the formula above, most recently calculated as of June 30, 2015, ASIC has the ability to pay $13 million of dividends without prior approval of regulatory authorities. As of June 30, 2015, ASIC had $689 million of statutory surplus and $64 million of earned surplus. During the first nine months of 2015, ASIC paid $45 million of dividends to its immediate parent.
Split Rock has the ability to declare or pay dividends or make capital distributions to its immediate parent during any 12-month period without the prior approval of Bermuda regulatory authorities on the condition that any such declaration or payment of dividends or capital distributions does not cause a breach of any of its regulatory solvency and liquidity requirements. During 2015, Split Rock has the ability to pay dividends or make capital distributions without the prior approval of regulatory authorities, subject to meeting all appropriate liquidity and solvency requirements, of $19 million, which is equal to 15% of its December 31, 2014 statutory capital (excluding earned surplus). During the first nine months of 2015, Split Rock did not pay any dividends to its immediate parent.

During the first nine months of 2015, OneBeacon’s unregulated insurance operating subsidiaries paid $5 million of dividends to their immediate parent. As of September 30, 2015, OneBeacon’s unregulated insurance operating subsidiaries had $146 million of net unrestricted cash, short-term investments, and fixed maturity investments and also had $101 million in par value of the OBIC Surplus Notes, with a carrying value of $58 million, classified as other long-term investments.
During the first nine months of 2015, OneBeacon Ltd. paid $60 million of regular quarterly dividends to its common shareholders. White Mountains received $45 million of these dividends.
As of September 30, 2015, OneBeacon Ltd. and its intermediate holding companies had $97 million of net unrestricted cash, short-term investments and fixed maturity investments and $75 million of common equity securities and other long-term investments outside of its regulated and unregulated insurance operating subsidiaries.

HG Global/BAM:
At September 30, 2015, HG Global had $613 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. HG Global did not declare or pay any preferred dividends in the first nine months of 2015. As of September 30, 2015, HG Global has accrued $129 million of dividends payable to holders of its preferred shares, $125 million of which is payable to White Mountains and eliminated in consolidation.
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

Other Operations:
During the first nine months of 2015, WM Advisors did not pay any dividends to its immediate parent. At September 30, 2015, WM Advisors had $13 million of net unrestricted cash, short-term investments and fixed maturity investments.
During the first nine months of 2015, White Mountains paid a $6 million common share dividend. At September 30, 2015, the Company and its intermediate holding companies had $156 million of net unrestricted cash, short-term investments and fixed maturity investments, $169 million of common equity securities and $55 million of other long-term investments included in its Other Operations segment.

WM Life Re Keep-Well Agreement
Sirius Group initially fronted the reinsurance contracts covering guaranteed living and death benefits of Japanese variable annuity contracts for, and was 100% reinsured by, WM Life Re. In October 2013, White Mountains and Tokio Marine completed a novation whereby Sirius Group’s obligations on the reinsurance contracts were transferred to WM Life Re. As a result, Sirius Group no longer has any obligation or liability relating to these agreements. In connection with this novation agreement, White Mountains and Life Re Bermuda entered into a keep-well agreement, which obligates White Mountains to make capital contributions to Life Re Bermuda in the event that Life Re Bermuda’s shareholder’s equity falls below $75 million, provided however that in no event shall the amount of all capital contributions made by White Mountains under this agreement exceed $127 million. During the first nine months of 2015, White Mountains contributed $8 million to Life Re Bermuda. At September 30, 2015, Life Re Bermuda had $79 million of shareholder’s equity and White Mountains’s maximum capital commitment under the keep-well agreement was $111 million. WM Life Re is in runoff and all of its contracts will mature by June 30, 2016.

The summary balance sheet below presents Life Re Bermuda’s net assets at September 30, 2015 reported to Tokio Marine as required under the terms of the novation agreement:

September 30,
Millions	2015
Cash and short-term investments	$54.0
Direct obligations of the government of Japan	—
Reinsurance premium receivable	.7
Settlements due from brokers and dealers	.4
Derivative instruments	37.0
Total assets	92.1

Variable annuity liabilities	1.0
Counterparty collateral held	11.1
Intercompany line of credit outstanding	—
Accounts payable and accrued expenses	1.4
Total liabilities	13.5
Total shareholder’s equity	$78.6

Discontinued Operations - Sirius Group:
Sirius Bermuda Insurance Ltd. (“Sirius Bermuda”), a class 3A licensed Bermuda insurer which owns Sirius International, has the ability to declare or pay dividends or make capital distributions to its immediate parent during any 12-month period without the prior approval of Bermuda regulatory authorities on the condition that any such declaration or payment of dividends or capital distributions does not cause a breach of any of its regulatory solvency and liquidity requirements. During 2015, Sirius Bermuda has the ability to pay dividends or make capital distributions without the prior approval of regulatory authorities, subject to meeting all appropriate liquidity and solvency requirements, of $350 million, which is equal to 15% of its December 31, 2014 statutory capital (excluding earned surplus). The amount of dividends available to be paid by Sirius Bermuda in any given year is also subject to cash flow and earnings generated by Sirius Bermuda's business, as well as to dividends received from its subsidiaries, including Sirius International. During the first nine months of 2015, Sirius Bermuda paid $85 million of dividends to its immediate parent.
Sirius International has the ability to pay dividends to Sirius Bermuda subject to the availability of unrestricted equity, calculated in accordance with the Swedish Act on Annual Accounts in Insurance Companies and the Swedish Supervisor Authorities (“Swedish FSA”). Unrestricted equity is calculated on a consolidated group account basis and on a parent account basis. Differences between the two include but are not limited to accounting for goodwill, subsidiaries (with parent accounts stated at original foreign exchange rates), taxes and pensions. Sirius International’s ability to pay dividends is limited to the “lower of” unrestricted equity as calculated within the group and parent accounts. As of December 31, 2014, Sirius International had $467 million (based on the December 31, 2014 SEK to USD exchange rate) of unrestricted equity on a parent account basis (the lower of the two) available to pay dividends in 2015. The amount of dividends available to be paid by Sirius International in any given year is also subject to cash flow and earnings generated by Sirius International’s business, as well as to dividends received from its subsidiaries, including Sirius America. Earnings generated by Sirius International’s business that are allocated to the Safety Reserve are not available to pay dividends (see “Safety Reserve” on the next page). During the first nine months of 2015, Sirius International paid $95 million of dividends to its immediate parent.
Subject to certain limitations under Swedish law, Sirius International is permitted to transfer certain portions of its pre-tax income to its Swedish parent companies to minimize taxes (referred to as a group contribution). On January 1, 2013, new tax legislation became effective in Sweden that limits the deductibility of interest paid on certain intra-group debt instruments. Uncertainty exists with respect to the interpretation of the legislation on existing intra-group debt instruments within the Sirius Group structure. During the first nine months of 2015, Sirius International did not transfer any of its 2014 pre-tax income to its Swedish parent companies.

Sirius America has the ability to pay dividends to its immediate parent during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based upon the formula above, most recently calculated as of June 30, 2015, Sirius America does not currently have the ability to pay dividends without prior approval of regulatory authorities.  As of June 30, 2015, Sirius America had $630 million of statutory surplus and $121 million of earned surplus.  During the first nine months of 2015, Sirius America did not pay any dividends to its immediate parent. In October 2015, Sirius America received approval from the regulators to make a special dividend and return of capital distribution totaling $125 million.
As of September 30, 2015, Sirius Group and its intermediate holding companies had $67 million of net unrestricted cash, short-term investments and fixed maturity investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries. During the first nine months of 2015, Sirius Group did not pay any dividends to its immediate parent.

Capital Maintenance
There is a capital maintenance agreement between Sirius International and Sirius America, which obligates Sirius International to make contributions to Sirius America’s surplus in order for Sirius America to maintain surplus equal to at least 125% of the company action level risk based capital as defined in the NAIC Property/Casualty Risk-Based Capital Report. The agreement provides for a maximum contribution to Sirius America of $200 million.  During 2015, Sirius International has not made any contributions to the surplus of Sirius America. Sirius International also provides Sirius America with accident year stop loss reinsurance, which protects Sirius America's accident year loss and allocated loss adjustment expense ratio in excess of 70%, with a limit of $90 million. This stop loss contract was in effect for all of 2014 and has been renewed for all of 2015 with the same terms.

Safety Reserve
Subject to certain limitations under Swedish law, Sirius International is permitted to transfer pre-tax income amounts into an untaxed reserve referred to as a safety reserve. At September 30, 2015, Sirius International's safety reserve amounted to SEK 10.4 billion, or $1.2 billion (based on the September 30, 2015 SEK to USD exchange rate). Under GAAP, an amount equal to the safety reserve, net of a related deferred tax liability established at the Swedish tax rate of 22.0%, is classified as shareholder’s equity. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain prescribed levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities apply no taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International’s safety reserve ($273 million at September 30, 2015) is included in solvency capital. Access to the safety reserve is restricted to coverage of insurance and reinsurance losses. Access for any other purpose requires the approval of Swedish regulatory authorities. Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the $1.2 billion balance of the safety reserve, without any provision for deferred taxes, in Sirius International’s regulatory capital when assessing Sirius International’s financial strength.

 Insurance Float

Insurance float is an important aspect of White Mountains’s insurance operations. Insurance float represents funds that an insurance or reinsurance company holds for a limited time. In an insurance or reinsurance operation, float arises because premiums are collected before losses are paid. This interval can extend over many years. During that time, the insurer or reinsurer invests the funds. When the premiums that an insurer or reinsurer collects do not cover the losses and expenses it eventually must pay, the result is an underwriting loss, which can be considered as the cost of insurance float.  One manner to calculate insurance float is to take insurance liabilities and subtract insurance assets. Although insurance float can be calculated using numbers determined under GAAP, insurance float is not a GAAP concept and, therefore, there is no comparable GAAP measure.
Insurance float can increase in a number of ways, including through acquisitions of insurance and reinsurance operations, organic growth in existing insurance and reinsurance operations and recognition of losses that do not immediately cause a corresponding reduction in investment assets.  Conversely, insurance float can decrease in a number of other ways, including sales of insurance and reinsurance operations, shrinking or runoff of existing insurance and reinsurance operations, the acquisition of operations that do not have substantial investment assets (e.g., an agency) and the recognition of gains that do not cause a corresponding increase in investment assets.  It is White Mountains’s intention to generate low-cost float over time through a combination of acquisitions and organic growth in its existing insurance and reinsurance operations. However, White Mountains seeks to increase overall profitability, which sometimes reduces insurance float, such as in the Sirius Group transaction and the Runoff Transaction.

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
The following table illustrates White Mountains’s consolidated insurance float position as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
($ in millions)	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Loss and LAE reserves	$1,433.3	$1,662.9	$3,096.2	$1,350.0	$1,809.8	$3,159.8
Unearned insurance and reinsurance premiums	671.3	429.4	1,100.7	616.7	338.6	955.3
Ceded reinsurance payable	46.8	131.4	178.2	34.2	71.5	105.7
Funds held under insurance and reinsurance contracts	100.3	45.1	145.4	81.0	57.9	138.9
Deferred tax on safety reserve (1)	—	273.3	273.3	—	295.7	295.7
Insurance liabilities	2,251.7	2,542.1	4,793.8	2,081.9	2,573.5	4,655.4

Cash in regulated insurance and reinsurance subsidiaries	$10.4	$130.3	$140.7	$17.4	$102.6	$120.0
Reinsurance recoverable on paid and unpaid losses	237.2	287.5	524.7	173.9	333.6	507.5
Insurance and reinsurance premiums receivable	273.3	416.6	689.9	241.1	306.6	547.7
Funds held by ceding entities	4.6	81.1	85.7	37.1	91.9	129.0
Deferred acquisition costs	110.8	82.7	193.5	107.2	69.9	177.1
Ceded unearned insurance and reinsurance premiums	41.4	118.4	159.8	17.8	76.2	94.0
Insurance assets	677.7	1,116.6	1,794.3	594.5	980.8	1,575.3

Insurance float	$1,574.0	$1,425.5	$2,999.5	$1,487.4	$1,592.7	$3,080.1
Insurance float as a multiple of total adjusted capital	0.3x	N/A	0.6x	0.3x	N/A	0.6x
Insurance float as a multiple of White Mountains’s common shareholders’ equity	0.4x	N/A	0.8x	0.4x	N/A	0.8x
(1) While classified as a liability for GAAP purposes, as a result of the indefinite deferral of these taxes, Swedish regulatory authorities apply no taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International’s safety reserve is included in solvency capital (see “Safety Reserve” on page 75).

During the first nine months of 2015, insurance float from continuing operations increased by $87 million, primarily due to growth in loss reserves from new business at OneBeacon. During the first nine months of 2015, insurance float from discontinued operations decreased by $167 million, primarily due to reduced loss and LAE reserve balances at the Sirius Group resulting from payments.

Financing

The following table summarizes White Mountains’s capital structure as of September 30, 2015 and December 31, 2014:

($ in millions)	September 30, 2015	December 31, 2014
2012 OBH Senior Notes, carrying value	$274.8	$274.7
WTM Bank Facility	—	—
OneBeacon Bank Facility	—	—
Tranzact Bank Facility, carrying value	93.8	67.4
MediaAlpha Bank Facility, carrying value	14.7	—
Other debt	—	1.0
Total debt in continuing operations	383.3	343.1
Debt included in discontinued operations (1)	403.5	403.5
Total debt	786.8	746.6
Non-controlling interest—OneBeacon Ltd.	246.9	258.4
Non-controlling interest—SIG Preference Shares	250.0	250.0
Non-controlling interests—other, excluding mutuals and reciprocals	113.3	168.6
Total White Mountains’s common shareholders’ equity	3,745.5	3,995.7
Total capital (2)	5,142.5	5,419.3
Equity in net unrealized gains from Symetra’s fixed maturity portfolio, net of applicable taxes	(5.5)	(34.9)
Total adjusted capital	$5,137.0	$5,384.4

Total debt to total adjusted capital	15%	14%
Total debt and SIG Preference Shares to total adjusted capital	20%	19%
(1) See Note 17 - Discontinued Operations.
(2) Total capital only includes non-controlling interests that White Mountains (i) benefits from the return on or (ii) has the ability to utilize the net assets supporting the non-controlling interest.

Management believes that White Mountains has the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. However, White Mountains can provide no assurance that, if needed, it would be able to obtain additional debt or equity financing on satisfactory terms, if at all.
White Mountains has an unsecured revolving credit facility with a syndicate of lenders administered by Wells Fargo Bank, N.A., which has a total commitment of $425 million and a maturity date of August 14, 2018 (the “WTM Bank Facility”). During the first nine months of 2015, White Mountains borrowed and subsequently repaid $75 million under the WTM Credit Facility. As of September 30, 2015, the WTM Bank Facility was undrawn.
On September 29, 2015, OneBeacon Ltd. and OBH, as co-borrowers and co-guarantors, entered into a revolving credit facility administered by U.S. Bank N.A. and also including BMO Harris Bank N.A., which has a total commitment of $65 million and has a maturity date of September 29, 2019 (the “OneBeacon Bank Facility”).  As of September 30, 2015 the OneBeacon Bank Facility was undrawn.
The WTM and OneBeacon Bank Facilities contain various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards.
Tranzact has a secured credit facility with a syndicate of lenders administered by The PrivateBank and Trust Company that has a maturity date of October 10, 2019 (the “Tranzact Bank Facility”). During the third quarter of 2015, Tranzact amended the The Tranzact Bank Facility, which now consists of a $101 million term loan facility, which had an outstanding balance of $96 million as of September 30, 2015, and a revolving credit facility for an additional $15 million, which was undrawn as of September 30, 2015. The amendment increased the term loan facility by $31 million, the proceeds of which were used by Tranzact to finance its acquisition of TruBridge. During the first nine months of 2015, Tranzact repaid $4 million under the term loan portion and borrowed and repaid $13 million under the revolving portion of the Tranzact Bank Facility.

The Tranzact Bank Facility is secured by intellectual property and the common stock of Tranzact and its subsidiaries and contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings, including a minimum fixed charge coverage ratio and a maximum leverage ratio.  The Tranzact Bank Facility carries a variable interest rate, based on the U.S. dollar LIBOR rate. Tranzact has entered into an interest rate swap agreement to effectively fix the rate it pays on $70 million of the $101 million term loan portion of the facility. (See Note 9 - “Derivatives”).
On July 23, 2015, MediaAlpha entered into a credit facility with Opus Bank, which has a total commitment of $20 million and has a maturity date of July 23, 2019 (the “MediaAlpha Bank Facility”).  The MediaAlpha Bank Facility consists of a $15 million term loan facility, which was fully drawn as of September 30, 2015, and a revolving credit facility for an additional $5 million, which was undrawn as of September 30, 2015.
The MediaAlpha Bank Facility is secured by intellectual property and the common stock of MediaAlpha's subsidiaries and contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings, including a maximum leverage ratio.  The MediaAlpha Bank Facility carries a variable interest rate, based on the U.S. dollar LIBOR rate.
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
The 2012 OBH Senior Notes were issued under indentures that contain restrictive covenants which, among other things, limit the ability of OneBeacon Ltd., OBH and their respective subsidiaries to create liens and enter into sale and leaseback transactions and limits the ability of OneBeacon Ltd., OBH and their respective subsidiaries to consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which OneBeacon Ltd. or OBH must adhere.
It is possible that, in the future, one or more of the rating agencies may lower White Mountains’s existing ratings. If one or more of its ratings were lowered, White Mountains could incur higher borrowing costs on future borrowings and its ability to access the capital markets could be impacted.

Discontinued Operations
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

Covenant Compliance
At September 30, 2015, White Mountains was in compliance with all of the covenants under all of its debt and unsecured letter of credit facilities and expects to remain in compliance with these covenants for the foreseeable future.

Share Repurchases

During the past several years, White Mountains’s board of directors has authorized the Company to repurchase its common shares, from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. As of September 30, 2015, White Mountains may repurchase an additional 596,166 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its board of directors.
The following table presents common shares repurchased by the Company during the third quarter, first nine months and first ten months of 2015 and 2014, as well as the average price per share as a percent of the adjusted book value per share as of September 30, 2015 and 2014. For the 2015 periods, the average price per share as a percent of proforma adjusted book value per share is presented. The calculation of proforma adjusted book value per share appears on page 56.

				Average price per share as % of
			Average		Proforma
	Shares	Cost	price	Adjusted book	adjusted book
Dates	Repurchased	(millions)	per share	value per share (1)	value per share

3rd quarter 2015	215,540	$159.2	$738.51	113%	95%

Year-to-date September 30, 2015	266,228	191.9	720.70	110	92
October 2015	58,837	44.3	753.72	115	97
Year-to-date October 31, 2015	325,065	$236.2	$726.68	111%	93%

3rd quarter 2014	122,264	$76.6	$626.13	94%	N/A

Year-to-date September 30, 2014	173,853	106.9	614.78	92	N/A
October 2014	27,768	17.4	627.00	94	N/A
Year-to-date October 31, 2014	201,621	$124.3	$616.46	93%	N/A
(1) Average price per share is expressed as a percentage of White Mountains's adjusted book value per share as of September 30, 2015 for the 2015 periods presented and as of September 30, 2014 for the 2014 periods presented.

Cash Flows

Detailed information concerning White Mountains’s cash flows during the nine months ended September 30, 2015 and 2014 follows:

Cash flows from continuing operations for the nine months ended September 30, 2015 and September 30, 2014
Net cash provided from continuing operations increased $8 million to $81 million in the first nine months of 2015 from $74 million in the first nine months of 2014. An increase in cash provided from continuing operations at WM Life Re, due to lower net derivative purchases in 2015 relative to the first nine months of 2014, was partially offset by a decrease in cash provided from continuing operations at OneBeacon, due to an increase in claim payments in 2015 relative to the first nine months of 2014.
Other items affecting cash flows from operations:
During the first nine months of 2015 and 2014, White Mountains made long-term incentive payments totaling $57 million and $27 million.
During the first nine months of 2015, OneBeacon paid a total of $6 million of interest on the 2012 OBH Senior Notes and Tranzact paid $3 million of interest on the Tranzact Bank Facility. During the first nine months of 2014, OneBeacon paid a total of $6 million of interest on the 2012 OBH Senior Notes.
White Mountains does not believe that these trends will have a meaningful impact on its future liquidity or its ability to meet its future cash requirements.

Cash flows from investing and financing activities for the nine months ended September 30, 2015
Financing and Other Capital Activities
During the first quarter of 2015, the Company declared and paid a $6 million cash dividend to its common shareholders.
During the first nine months of 2015, the Company repurchased and retired 266,228 of its common shares for $192 million, which included 10,802 common shares repurchased under employee benefit plans and 13,500 common shares from the Prospector Offshore Fund redemption.
During the first nine months of 2015, White Mountains borrowed and subsequently repaid a total of $75 million under the WTM Bank Facility.
During the first nine months of 2015, OneBeacon Ltd. declared and paid $60 million of cash dividends to its common shareholders. White Mountains received a total of $45 million of these dividends.
During the first nine months of 2015, White Mountains contributed $8 million to WM Life Re.
During the first nine months of 2015, WM Life Re repaid $23 million under an internal revolving credit facility with an intermediate holding company of White Mountains.
During the first nine months of 2015, BAM received $20 million in surplus contributions from its members.
During the first nine months of 2015, MediaAlpha paid $3 million of dividends, of which $2 million was paid to White Mountains. During the first nine months of 2015, MediaAlpha borrowed $15 million under the term loan portion of the MediaAlpha Bank Facility and used the proceeds to make a $15 million return of capital payment to its shareholders, of which White Mountains received $9 million.
During the first nine months of 2015, Tranzact paid $5 million of dividends, of which $3 million was paid to White Mountains. During the first nine months of 2015, Tranzact borrowed $31 million and repaid a total of $4 million under the term loan portion and borrowed and repaid $13 million under the revolving portion of the Tranzact Bank Facility.

Acquisitions and Dispositions
On September 1, 2015, Tranzact acquired 100% of the outstanding share capital of TruBridge for a purchase price of $31 million in cash.
On May 27, 2015, White Mountains sold its interest in Hamer LLC and received cash proceeds of $24 million.
On April 2, 2015, White Mountains closed on PassportCard, a 50/50 joint venture with DavidShield and contributed $21 million of assets to a newly formed entity, PassportCard Limited (formerly PPCI Global Limited).
During the second quarter of 2015, White Mountains increased its ownership interest in Wobi through the purchase of shares from a non-controlling interest shareholder for NIS 35 million (approximately $9 million) and newly-issued convertible preferred shares for NIS 25 million (approximately $7 million). As of September 30, 2015, White Mountains’s ownership share was 95.3% on a fully converted basis.
On February 23, 2015, Wobi acquired 56.2% of the outstanding share capital of Cashboard for NIS 9.5 million (approximately $2.4 million based upon the foreign exchange spot rate at the date of acquisition). During the second quarter of 2015, Wobi purchased newly issued common shares of Cashboard for NIS 10 million (approximately $3 million), which increased its ownership interest in Cashboard to 68.3%.
During the first nine months of 2015, White Mountains purchased $3 million of surplus notes issued by SSIE.

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
During the first nine months of 2014, WM Life Re borrowed a total of $52 million and repaid $52 million under an internal revolving credit facility with an intermediate holding company of White Mountains.
During the first nine months of 2014, White Mountains contributed $15 million to WM Advisors.
During the first nine months of 2014, BAM received $12 million in surplus contributions from its members.

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
On January 31, 2014, White Mountains acquired certain assets and liabilities of Star & Shield Holdings LLC, including SSRM, the attorney-in-fact for SSIE, for a purchase price of $2 million. White Mountains also purchased $17 million of surplus notes issued by SSIE during the first nine months of 2014.

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
As of September 30, 2015, approximately 93% of the investment portfolio (including investments in discontinued operations) recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturity securities, primarily investments in U.S. Treasuries, common equity securities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturity securities including corporate debt, state and other governmental debt, convertible fixed maturity securities and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Investments valued using Level 2 inputs also include certain ETFs that track US stock indices such as the S&P 500 but are traded on foreign exchanges and that management values using the fund's published NAV to account for the difference in market close times. Level 3 fair value estimates based upon unobservable inputs include White Mountains’s investments in hedge funds and private equity funds, as well as investments in certain debt securities, including asset-backed securities, where quoted market prices are unavailable. White Mountains determines when transfers between levels have occurred as of the beginning of the period. White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value. The outside pricing services used by White Mountains have indicated that if no observable inputs are available for a security, they will not provide a price.

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

Variable Annuity Reinsurance Liabilities
White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. White Mountains carries the benefit guarantees at fair value. The fair value of the guarantees is estimated using actuarial and capital market assumptions related to the projected discounted cash flows over the term of the reinsurance agreement. The valuation uses assumptions about surrenders rates, market volatilities and other factors, and includes a risk margin which represents the additional compensation a market participant would require to assume the risks related to the business. The selection of surrender rates, market volatility assumptions, risk margins and other factors require the use of significant management judgment. Assumptions regarding future policyholder behavior, including surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimate. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value of the liabilities associated with these guarantees that could materially affect results of operations. White Mountains’s variable annuity reinsurance liability of $1.0 million is classified as a Level 3 measurement at September 30, 2015.
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
At the account value levels as of September 30, 2015, the average assumed surrender rate was approximately 40% per annum. The potential change in the fair value of the liability due to a change in current surrender assumptions is as follows:

	Change in fair value of liability
Millions	September 30, 2015	December 31, 2014
Decrease 100% (to zero surrenders)	$.2	$(.2)
Increase 100%	$.1	$(.1)

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
Adjusted comprehensive income is a non-GAAP financial measure that excludes the change in equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes, from comprehensive income. In the calculation of comprehensive income under GAAP, fixed maturity investments are marked-to-market while the liabilities to which those assets are matched are not. Symetra attempts to earn a “spread” between what it earns on its investments and what it pays out on its products. In order to try to fix this spread, Symetra invests in a manner that tries to match the duration and cash flows of its investments with the required cash outflows associated with its life insurance and structured settlements products. As a result, Symetra typically earns the same spread on in-force business whether interest rates fall or rise. Further, at any given time, some of Symetra’s structured settlement obligations may extend 40 or 50 years into the future, which is further out than the longest maturing fixed maturity investments regularly available for purchase in the market (typically 30 years). For these long-dated products, Symetra is unable to fully match the obligation with assets until the remaining expected payout schedule comes within the duration of securities available in the market. If at that time, these fixed maturity investments have yields that are lower than the yields expected when the structured settlement product was originally priced, the spread for the product will shrink and Symetra will ultimately harvest lower returns for its shareholders. GAAP comprehensive income increases when rates decline, which would suggest an increase in the value of Symetra - the opposite of what is happening to the intrinsic value of the business. Therefore, White Mountains’s management and Board of Directors use adjusted comprehensive income when assessing Symetra’s quarterly financial performance. In addition, this measure is typically the predominant component of change in adjusted book value per share, which is used in calculation of White Mountains’s performance for both short-term (annual bonus) and long-term incentive plans. The reconciliation of adjusted comprehensive income to comprehensive income is included on page 58.
Adjusted book value per share is a non-GAAP measure which is derived by expanding the GAAP calculation of book value per White Mountains common share to exclude equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes. In addition, the number of common shares outstanding used in the calculation of adjusted book value per share is adjusted to exclude unearned restricted common shares, the compensation cost of which, at the date of calculation, has yet to be amortized. The reconciliation of adjusted book value per share to GAAP book value per share is included on page 56.
Pro forma adjusted book value per share as of September 30, 2015 is a non-GAAP financial measure that further adjusts book value per share to include the gains associated with the Sirius Group and Symetra transactions, which have been shown net of compensation expenses and transaction costs expected to be recorded when the transactions close. Pro forma adjusted book value per share also includes the dilution from outstanding stock options caused when adjusted book value per share exceeds the strike price of the options. The term “pro forma” as used in "pro forma adjusted book value per share" is not intended to have the same context as the term "pro forma" used in Article 11 of Regulation S-X. The reconciliation of adjusted book value per share to pro forma adjusted book value per share is is included on page 56.
Total capital at White Mountains is comprised of White Mountains’s common shareholders’ equity, debt and non-controlling interests other than non-controlling interests attributable to mutuals and reciprocals. Total adjusted capital excludes the equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes from total capital. The reconciliation of total capital to total adjusted capital is included on page 77.

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

On April 28, 2015, White Mountains executed a swap of $100 million of the cash flows related to the $400 million SIG Senior Notes from U.S. dollars to Swedish kronor ($50 million) and euro ($50 million) in an effort to further reduce overall net foreign currency exposure. See “Foreign Currency Translation” on page 70.
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
There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 30, 2015.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

Refer to White Mountains’s 2014 Annual Report on Form 10-K and in particular Item 3. - “Legal Proceedings”.  As of September 30, 2015, there were no material changes in the legal proceedings as described in White Mountains’s most recent Annual Report.

Item 1A.	Risk Factors.

There have been no material changes to any of the risk factors previously disclosed the Registrant’s 2014 Annual Report on Form 10-K.

Item 2.	Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
July 1-July 31, 2015	—	$—	—	311,706
August 1-August 31, 2015	127,879	$728.03	127,879	683,827
September 1-September 30, 2015	87,661	$753.81	87,661	596,166
Total	215,540	$738.51	215,540	596,166
(1) On May 25, 2012, White Mountains’s board of directors authorized the Company to repurchase up to 1 million of its common shares, from time to time, subject to market conditions.  On August 27, 2015, White Mountains's board of directors authorized the Company to purchase an additional 500,000 common shares. Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorization does not have a stated expiration.

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

	10.2	—
Sabbatical Agreement dated June 1, 2015 between White Mountains Capital, Inc. and G. Manning Rountree (incorporated by reference herein to Exhibit 10.2 of the Company's Report on Form 10-Q dated August 3, 2015)

	10.3	—	Employment Agreement dated as of July 24, 2015 between Sirius International Insurance Group, Ltd. and Allan L. Waters*
	11	—	Statement Re Computation of Per Share Earnings. **
	31.1	—	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. *
	31.2	—	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. *
	32.1	—	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
	32.2	—	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
	101.1	—
The following financial information from White Mountains’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL: (i) Consolidated Balance Sheets, September 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations and Comprehensive Income, Three and Nine Months Ended September 30, 2015 and 2014; (iii) Consolidated Statements of Changes in Equity, Nine Months Ended September 30, 2015 and 2014; (iv) Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2015 and 2014; and (v) Notes to Consolidated Financial Statements. *

*	Included herein
**	Not included as an exhibit as the information is contained elsewhere within this report. See Note 11 - “Earnings Per Share” of the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date:	November 2, 2015	By: /s/ J. Brian Palmer
J. Brian Palmer
Managing Director and Chief Accounting Officer