Form 10-K
period 2015-12-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2016-02-29
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting shares (based on the closing price of those shares listed on the New York Stock Exchange and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates of the Registrant as of June 30, 2015, was $3,639,859,832.

As of February 25, 2016, 5,553,407 common shares, par value of $1.00 per share, were outstanding (which includes 66,469 restricted common shares that were not vested at such date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Registrant’s Annual General Meeting of Members scheduled to be held May 26, 2016 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

PART I

Item 1.  Business

GENERAL

White Mountains Insurance Group, Ltd. (the “Company” or the “Registrant”) is an exempted Bermuda limited liability company whose principal businesses are conducted through its insurance, reinsurance and insurance services subsidiaries and affiliates. Within this report, the term “White Mountains” is used to refer to one or more entities within the consolidated organization, as the context requires. The Company’s headquarters is located at 14 Wesley Street, Hamilton, Bermuda HM 11, its principal executive office is located at 80 South Main Street, Hanover, New Hampshire 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM 11. White Mountains’s reportable segments are OneBeacon, HG Global/BAM and Other Operations. During the third quarter of 2015, White Mountains signed a definitive agreement to sell Sirius International Insurance Group, Ltd., an exempted Bermuda limited liability company, and its subsidiaries (collectively, “Sirius Group”) to CM International Holding PTE Ltd., the Singapore-based investment arm of China Minsheng Investment Corp., Ltd. (“CMI”) (See Note 2 - “Significant Transactions”). Accordingly, Sirius Group has been presented as discontinued operations and assets and liabilities held for sale in the financial statements. Prior year amounts have been reclassified to conform to the current year’s presentation. (See Note 22 - “Discontinued Operations”).
The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of property and casualty insurance companies (collectively, “OneBeacon”). OneBeacon is a specialty property and casualty insurance writer that offers a wide range of insurance products in the United States primarily through independent agencies, regional and national brokers, wholesalers and managing general agencies. During 2013, OneBeacon formed Split Rock Insurance, Ltd. (“Split Rock”), a Bermuda-based reinsurance company. As of December 31, 2015 and 2014, White Mountains owned 75.5% and 75.3% of OneBeacon Ltd.’s outstanding common shares.  In December 2014, OneBeacon completed the sale of its runoff business. Accordingly, OneBeacon’s runoff business is presented as discontinued operations in White Mountains’s financial statements. (See Note 22 - “Discontinued Operations”).
The HG Global/BAM segment consists of HG Global Ltd. (“HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”). BAM is a municipal bond insurer domiciled in New York that was established in 2012 to provide insurance on bonds issued to support essential U.S. public purposes such as schools, utilities, core governmental functions and existing transportation facilities. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503 million of surplus notes issued by BAM (the “BAM Surplus Notes”). HG Global, through its wholly-owned subsidiary, HG Re Ltd. (“HG Re”), also provides 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. As of both December 31, 2015 and 2014, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. White Mountains does not have an ownership interest in BAM, which is a mutual insurance company owned by its members. However, generally accepted accounting principles in the United States (“GAAP”) require White Mountains to consolidate BAM’s results in its financial statements. BAM’s results do not affect White Mountains’s adjusted book value per share and are attributed to non-controlling interests.
White Mountains’s Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), White Mountains’s variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd. (“Life Re Bermuda”), which is in runoff with all of its contracts maturing by June 30, 2016, and Life Re Bermuda’s U.S.-based service provider, White Mountains Financial Services LLC (collectively, “WM Life Re”), White Mountains’s ownership positions in Tranzact Holdings, LLC (together with its subsidiaries “Tranzact”), QL Holdings, LLC (together with its subsidiaries “MediaAlpha”) and Wobi Insurance Agency Ltd. (“Wobi”), as well as various other entities and investments. The Other Operations segment also includes Star & Shield Services LLC, Star & Shield Risk Management LLC, and Star & Shield Claims Services LLC (collectively “Star & Shield”). Star & Shield provides management services for a fee to Star & Shield Insurance Exchange (“SSIE”), a reciprocal that is owned by its members, who are policyholders. As of December 31, 2015 and 2014, White Mountains held $21 million and $17 million of surplus notes issued by SSIE (the “SSIE Surplus Notes”) but does not have an ownership interest in SSIE. However, as a result of Star & Shield’s role as the attorney-in-fact to SSIE and the investment in SSIE Surplus Notes, White Mountains is required to consolidate SSIE in its GAAP financial statements. SSIE’s results do not affect White Mountains’s common shareholders’ equity, as they are attributable to non-controlling interests.
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

ONEBEACON

OneBeacon, with its U.S. corporate headquarters in Plymouth, Minnesota, is a specialty property and casualty insurance writer that offers a wide range of insurance products in the United States primarily through independent agencies, regional and national brokers, wholesalers and managing general agencies. As a specialty underwriter, OneBeacon believes that it will generate superior returns as compared to an underwriter that takes a more “generalist” underwriting approach and that its knowledge regarding its specialized insurance products, targeted industries, classes of business, risk characteristics and limited number of specialized competitors provides it with a competitive edge when determining the terms and conditions on individual accounts.
Historically, OneBeacon offered a range of specialty, commercial and personal products and services. However, as a result of a series of transactions over the past several years, OneBeacon is now focused exclusively on specialty businesses. The most recent of these transactions was the sale of runoff business consisting of assets, liabilities and capital related principally to OneBeacon’s non-specialty business, including the vast majority of its asbestos and environmental reserves (the “Runoff Business”) to an affiliate of Armour Group Holdings Limited, which closed on December 23, 2014 (the “Runoff Transaction”). See Note 2 - “Significant Transactions” of the accompanying consolidated financial statements.
With the closing of the Runoff Transaction, OneBeacon completed its transformation into a specialty insurance company and its balance sheet and risk profile have changed significantly. Its exposure to claims from policies related to the Runoff Business, such as commercial general liability, including asbestos and environmental exposures and workers compensation policies, is now limited to the value of the surplus notes issued in conjunction with the Runoff Transaction, which have a fair value of $51.5 million as of December 31, 2015. OneBeacon’s total outstanding reserves as of December 31, 2015 for 2004 and prior accident years total $0.1 million and for 2006 and prior accident years total $7.1 million.
As of both December 31, 2015 and 2014, OneBeacon had $3.6 billion of total assets and $1.0 billion of common shareholders’ equity. As of December 31, 2015 and 2014, White Mountains reported $246 million and $259 million of non-controlling interest related to its ownership in OneBeacon. As of December 31, 2015 and 2014, White Mountains owned 75.5% and 75.3% of OneBeacon Ltd.’s outstanding common shares. OneBeacon wrote $1.1 billion, $1.2 billion and $1.1 billion in net written premiums in 2015, 2014 and 2013, respectively.

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
OneBeacon writes both property insurance and casualty insurance. Property insurance generally covers the financial consequences of accidental losses to the insured’s property, such as a business’s building, inventory and equipment or personal property. Premiums from ocean and inland marine, certain commercial multiple peril and fire and allied lines generally represent OneBeacon’s property lines of business, and claims from such business are typically reported and settled in a relatively short period of time. Casualty insurance (often referred to as liability insurance) generally covers the financial consequences of a legal liability of an individual or an organization resulting from negligent acts or omissions causing bodily injury and/or property damage to a third party. Premiums from general liability, workers compensation, commercial auto liability and certain commercial multiple peril policies generally represent OneBeacon’s casualty lines of business, and claims from such business can take years, even decades, to settle. OneBeacon’s Specialty Products and Specialty Industry divisions each write business in both the property and casualty lines, as well as other lines of business such as accident and health insurance, credit insurance and surety business. In July 2015, OneBeacon exited the multiple peril crop insurance (“MPCI”) business and the related crop-hail business (collectively, “Crop Business”) and as a result has no material net exposure related to the Crop Business (See “OneBeacon Crop Insurance” on page 6). Additionally, in 2014 OneBeacon exited its lawyers professional liability business.
OneBeacon’s net written premiums by line of business for the years ended December 31, 2015, 2014 and 2013 consist of the following:

Net written premiums by line of business	Year Ended December 31,
Millions	2015	2014	2013
Property lines
Ocean and inland marine	$190.1	$201.9	$187.1
Commercial multi-peril and auto physical damage	94.6	82.0	72.5
Fire and allied	39.3	44.7	51.9
Total property lines	324.0	328.6	311.5

Casualty lines
General liability	334.8	402.1	391.8
Automobile liability	88.4	91.4	55.8
Workers compensation	86.1	83.7	79.4
Other casualty	51.8	40.3	38.3
Total casualty lines	561.1	617.5	565.3

Other lines
Accident and health	151.1	149.8	141.4
Credit and other	59.0	58.0	55.6
Surety	50.7	28.9	10.5
Crop (1)	(9.3)	34.1	4.3
Total other lines	251.5	270.8	211.8
Total	$1,136.6	$1,216.9	$1,088.6
(1) Crop net written premiums for the year ended December 31, 2015 primarily relates to premiums ceded under a 100% quota-share agreement for the remaining net Crop Business exposure for the 2015 reinsurance year.

OneBeacon derives substantially all of its revenues from premiums, investment income and net realized and unrealized investment gains and losses on investment securities. Premiums received from insureds are recognized as revenue over the period of time that insurance coverage is provided (i.e., ratably over the life of the policy). Unearned premiums represent the portion of premiums written that are applicable to future insurance coverage provided by policies. A significant period of time often elapses between receipt of insurance premiums and payment of insurance claims. During this time, OneBeacon invests the premiums, earns investment income and generates net realized and unrealized gains and losses on investment activities.

Insurance Business
OneBeacon’s insurance business is comprised of sixteen underwriting units that are reported in two insurance divisions: Specialty Products and Specialty Industries. OneBeacon has added, and expects to continue to add, new businesses both organically and through acquisition, guided by its focus on profitable growth while prudently managing underwriting risk. OneBeacon’s net written premiums by division for the years ended December 31, 2015, 2014 and 2013 consist of the following:

Division	Year Ended December 31,
Millions	2015	2014	2013
Specialty Products	$533.0	$606.9	$509.6
Specialty Industries	603.6	610.0	579.0
Total	$1,136.6	$1,216.9	$1,088.6

Specialty Products
For the years ended December 31, 2015, 2014 and 2013, OneBeacon’s Specialty Products net written premiums by underwriting unit were as follows:

Underwriting Unit	Year Ended December 31,
Millions	2015	2014	2013
Healthcare	$147.1	$180.4	$178.5
Programs	99.1	50.8	20.5
Tuition Reimbursement	72.1	70.5	65.9
Surety	47.4	28.9	10.5
Other Professional Lines	46.8	80.4	78.1
Management Liability	40.6	50.1	53.5
Other Specialty Products	79.9	145.8	102.6
Total Specialty Products	$533.0	$606.9	$509.6

A description of business written by each underwriting unit in OneBeacon’s Specialty Products follows:

OneBeacon Healthcare Group (“Healthcare”)
Healthcare provides professional liability and other specialized coverages, including provider excess insurance and excess of loss or HMO reinsurance. Healthcare targets a variety of customer groups, including hospitals, physicians and complex risks, free-standing medical facilities, senior living organizations, and managed care organizations.

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

Tuition Reimbursement
A.W.G. Dewar, Inc. (“Dewar”) has been a leading provider of tuition reimbursement insurance since 1930. Dewar’s product, primarily classified within the credit line of business, protects both schools and parents from the financial consequences of a student's withdrawal or dismissal from school. OneBeacon owns 81% of Dewar.

OneBeacon Surety Group (“Surety”)
Surety offers a broad range of commercial surety bonds targeting Fortune 2500 and large private companies written through a network of independent agencies, brokers and wholesalers. Business is serviced through eight regions throughout the United States.

Other Professional Lines
Other Professional Lines consists primarily of OneBeacon Architects & Engineers, which offers professional liability coverages for various design customer groups including architects, civil engineers, construction managers, and design/build contractors and OneBeacon Media, which offers professional liability coverages for various customer groups including publishers, broadcasters, advertising agencies, authors and producers, with coverage that is customizable for any company or individual that creates content. Other Professional Lines also includes the results of OneBeacon’s lawyers professional liability business which was sold in 2014 to Argo Group US, Inc., a member of Argo Group International Holdings, Ltd., and the renewal rights to OneBeacon’s lawyers professional liability business, which included policies expiring on or after January 1, 2015 on approximately $30 million of expiring premium within Other Professional Lines.

OneBeacon Management Liability (“Management Liability”)
Management Liability offers directors and officers liability, employment practices liability, fiduciary liability and crime insurance to private for-profit and nonprofit organizations of a wide variety of sizes and types, including private nonprofit healthcare organizations. Coverages are available on a modular form approach, allowing for tailored solutions.

Other Specialty Products:

OneBeacon Financial Services (“Financial Services”)
Financial Services offers property and casualty coverages for commercial banks, savings banks, savings and loan institutions, security broker-dealers, investment advisors, insurance companies and credit unions. Specialty coverages, including professional liability, trust errors & omissions, cyber liability and financial institution bond, are also available for institutions with less than $3 billion in assets.

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

OneBeacon Financial Institutions (“Financial Institutions”)
Financial Institutions provides a wide range of coverage solutions to address the insurance needs of financial institutions, including, but not limited to, professional and management liability. Target industries include banks (greater than $5 billion in corporate assets), security broker dealers and captive agents, insurance companies, insurance agents and brokers, investment advisors, mutual funds, hedge funds, real estate investment trusts, business development companies, private equity and venture capital firms, and miscellaneous financial institutions. Products include directors and officers liability, professional liability, fiduciary liability, cyber liability, and financial institutions bonds.

OneBeacon Crop Insurance (“Crop”)
Prior to July 2015, through OneBeacon’s exclusive relationship with a managing general agency, CCIA, Crop offered MPCI through the federal crop insurance program administered by the U.S. Department of Agriculture’s Risk Management Agency. OneBeacon and CCIA also offered crop-hail products to supplement the federal crop insurance program. On July 31, 2015, Monsanto Company sold CCIA to an affiliate of AmTrust. As a result of this sale, OneBeacon exited the Crop Business and has no material net exposure related to the Crop Business.

Specialty Industries
For the years ended December 31, 2015, 2014 and 2013, OneBeacon’s Specialty Industries net written premiums by underwriting unit were as follows:

Underwriting Unit	Year Ended December 31,
Millions	2015	2014	2013
Technology	$127.3	$133.1	$131.8
Ocean Marine	122.7	127.1	125.3
Accident	118.8	113.4	105.9
Entertainment	88.0	88.6	76.8
Government Risks	84.5	82.3	83.4
Inland Marine	62.3	65.5	55.8
Total Specialty Industries	$603.6	$610.0	$579.0

A description of business written by each underwriting unit in OneBeacon’s Specialty Industries follows:

OneBeacon Technology Insurance (“Technology”)
Technology provides all-lines underwriting solutions for the technology, life science and medical technology, and telecommunications industries, as well as content and media companies. The specific capabilities offered include risk control, claims and third-party vendor solutions. Products span property, casualty, cyber, errors & omissions, international, media liability, products liability and professional coverages.

Ocean Marine (“Ocean Marine”)
Ocean Marine traces its roots to the early 1900s, and offers a full range of ocean marine insurance solutions. Ocean Marine products are offered through International Marine Underwriters and include, but are not limited to: commercial hull and marine liabilities at both the primary and excess levels, ocean and air cargo with coverage extensions such as inland transit, warehousing and processing, yachts, and several marine package products with comprehensive property, auto and liability coverage.

OneBeacon Accident Group (“Accident”)
Accident focuses on analyzing and developing specialized accident solutions for the transportation, non-subscription and corporate accident marketplace, while also developing specialized accident insurance programs. The Accident product suite includes accidental death and dismemberment, occupational accident, sports accident, non-truckers liability, vehicle physical damage and other accident coverages. Accident also provides employers and affinity groups with access to services including a discounted prescription drug program, identity theft management services and travel assistance services.

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

Inland Marine (“Inland Marine”)
Inland Marine offers a full range of inland marine insurance solutions. Inland Marine products are offered through International Marine Underwriters and include builders risks, contractors equipment, installation floaters, fine arts, motor truck cargo, transportation, miscellaneous articles floaters, warehousemen’s legal liability and other inland marine opportunities.

Geographic Concentration
Substantially all of OneBeacon’s net written premiums are derived from business produced in the United States. For the years ended December 31, 2015, 2014 and 2013, business was produced in the following states:

	Year Ended December 31,
Net written premiums by state	2015	2014	2013
California	18%	16%	16%
New York	10	10	10
Texas	6	7	7
District of Columbia	6	5	6
Florida	5	6	5
Other	55	56	56
Total	100%	100%	100%

Marketing and Distribution
OneBeacon offers its products and services through a network of approximately 2,400 independent agents, regional and national brokers, wholesalers and managing general agencies. OneBeacon selectively enters these relationships with producers who demonstrate an understanding of OneBeacon’s target markets, capabilities and the specialized needs of their clients. OneBeacon believes this selective distribution approach creates greater insight into the underwriting and management of the risks associated with OneBeacon’s particular lines of business. Further, OneBeacon believes that agents and brokers will continue to represent a significant share of the business OneBeacon seeks to write going forward.

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
OneBeacon actively monitors pricing activity and measures its use of tiers, credits, debits and limits, and expends considerable effort to measure and verify exposures and insured values. In addition, OneBeacon regularly updates base rates to achieve targeted returns on capital and attempts to shift writings away from lines and classes where pricing is inadequate. To the extent changes in premium rates, policy forms or other matters are subject to regulatory approval (see “REGULATION—United States” on page 22 and “Risk Factors—Regulation may restrict our ability to operate” on page 33), OneBeacon proactively monitors its pending regulatory filings to facilitate, to the extent possible, their prompt processing and approval.

Competition
Property and casualty insurance is highly competitive. OneBeacon’s businesses each compete against a different subset of companies. In general, OneBeacon competes in one or more of its businesses with most of the large multi-line insurance companies, such as Chubb, AIG, Beazley, CNA, Hartford, Liberty Mutual, Travelers and Zurich. OneBeacon also competes with most of the specialty companies, such as Tokio Marine HCC, The Navigators Group, Inc., Markel Corporation, RLI Corp. and W.R. Berkley Corporation. Lastly, some of OneBeacon’s businesses compete with various local and regional insurance companies, and niche carriers such as Axis.
The more significant competitive factors for most insurance products OneBeacon offers are price, product terms and conditions, agency and broker relationships, claims service, company scale and financial stability. OneBeacon’s underwriting principles and dedication to independent distribution partners are unlikely to make it the low-cost provider in most markets. While it is often difficult for insurance companies to differentiate their products, OneBeacon believes that by providing superior specialty products to satisfy market needs and relying on agents and brokers who value its targeted expertise, superior claims service, and disciplined underwriting, it establishes a competitive advantage.

Claims Management
Effective claims management is a critical factor in achieving satisfactory underwriting results. OneBeacon maintains an experienced staff of claims handlers and managers strategically located throughout its operating territories.
OneBeacon has dedicated claims managers and adjusters for many of its specialty businesses. These individuals ensure that OneBeacon has the appropriate level of expertise to handle claims involving complex issues. Within the claims organization, OneBeacon also uses various shared services to both more efficiently manage costs and ensure the delivery of superior claims results. These shared services include non-specialty property and casualty insurance claims adjusters, operational and information technology support, subrogation and recovery support, legal bill review, a special investigation unit to detect insurance fraud, and dedicated legal support.
OneBeacon has adopted a total claims cost management approach that gives equal importance to controlling claims handling expenses, legal expenses and claim payments. OneBeacon collects and reviews various metrics to analyze claims handling results.
OneBeacon’s claims department uses an online claims system to record reserves, payments and adjuster activity. The system also helps claim handlers identify recovery potential, estimate property damage, evaluate claims and identify fraud. OneBeacon maintains a paperless claim file system.

Catastrophe Risk Management and Reinsurance Protection
OneBeacon’s insurance subsidiaries enter into reinsurance contracts from time to time to protect their businesses from losses due to concentration of risk, to manage their operating leverage ratios and to limit losses arising from catastrophic events. Catastrophes are severe losses resulting from a wide variety of events. While its exposure to catastrophe losses has decreased meaningfully as a result of its repositioning in recent years as a specialty-only company, OneBeacon is still exposed to catastrophe losses. The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could be material to OneBeacon’s operating results and financial condition. Examples of catastrophes include losses caused by earthquakes, wildfires, hurricanes and other types of storms and terrorist acts. The extent of losses caused by a catastrophic event is a function of severity and the amount and type of insured exposure in the affected area. In the normal course of business, OneBeacon’s insurance subsidiaries seek to limit losses that may arise from catastrophes or other events through individual risk selection, imposing deductibles and limits, limiting its concentration of insurance in catastrophe-prone areas, such as coastal regions, and reinsuring with third-party reinsurers.
OneBeacon uses models (primarily AIR Worldwide (“AIR”) Touchstone version 3.0) to estimate potential losses from catastrophes. OneBeacon uses this model output in conjunction with other data to manage its exposure to catastrophe losses based on a probable maximum loss (“PML”) forecast to quantify its exposure to an extreme catastrophe event.
OneBeacon purchases a general catastrophe reinsurance treaty with unaffiliated reinsurers to manage its exposure to large catastrophe losses. Effective May 1, 2015, OneBeacon renewed its property catastrophe reinsurance program through April 30, 2016. The program provides coverage for OneBeacon’s property business as well as certain acts of terrorism. Under the program, the first $20.0 million of losses resulting from any single catastrophe are retained, with 95.0% of the next $10.0 million of losses and 100.0% of the next $100.0 million of losses resulting from the catastrophe being reinsured. OneBeacon retains all of the catastrophe loss in excess of $130.0 million. In the event of a catastrophe, OneBeacon's property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium. OneBeacon anticipates that the $130.0 million limit is more than sufficient to cover the maximum hurricane and earthquake losses with a modeled 0.4% probability of occurrence (1-in-250-year). This $130.0 million limit is consistent with the limit that OneBeacon’s previous catastrophe reinsurance program provided.
OneBeacon also purchases property-per-risk reinsurance coverage to reduce large loss volatility. The property-per-risk reinsurance program reinsures 100% of losses in excess of $3 million, down from $5 million in the previous property-per-risk reinsurance coverage, up to $100 million. Individual risk facultative reinsurance is purchased above $100 million. The property-per-risk treaty provides one limit of reinsurance protection for losses in excess of $3 million up to $100 million on an individual risk basis for certified acts of foreign terrorism committed on behalf of any foreign person or foreign interest. However, any nuclear events, or biological, chemical or radiological terrorist attacks are not covered.
In addition to the corporate catastrophe and property-per-risk reinsurance protection, OneBeacon also purchases reinsurance protection for certain lines of business. Specialty Property purchases a property catastrophe program providing 100% coverage for $34 million of loss in excess of $6 million of loss, which inures to the benefit of the broader property catastrophe reinsurance program described previously. This treaty limit cannot be reinstated.
OneBeacon’s MPCI portfolio for the 2015 crop year is fully reinsured through a combination of reinsurance programs, mainly the 100% quota share reinsurance agreement with an insurance operating affiliate of AmTrust for the remaining net exposure.
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

Terrorism
OneBeacon’s current third party reinsurance programs provide varying degrees of coverage for terrorism events. OneBeacon’s overall terrorism exposure is reduced by the Terrorism Act, which is a federal program administered by the U.S. Department of the Treasury that provides for a shared system of public and private compensation for commercial property and casualty losses resulting from events that reach the threshold for losses ($120 million in 2016 and increasing $20 million per year in subsequent years until the threshold becomes $200 million in 2020) and are certified as an act of terrorism by the U.S. Secretary of the Treasury, in concurrence with the U.S. Secretary of Homeland Security and the Attorney General of the United States. The current program was signed into law on January 12, 2015 and is authorized through December 31, 2020. See Note 4—“Third-Party Reinsurance” of the accompanying consolidated financial statements for a further description of the Terrorism Act, including OneBeacon’s estimated retention level.
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

Loss and LAE Reserves
OneBeacon establishes loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain. See “CRITICAL ACCOUNTING ESTIMATES — Loss and LAE Reserves — OneBeacon” on page 76 for a full discussion regarding OneBeacon’s loss reserving process.
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
Section II shows the cumulative amount of net loss and LAE paid relating to recorded liabilities as of the end of each succeeding year. Section III shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid loss and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency (the average number of claims submitted per policy during a given period of time) and severity (the average value per claim during a given period of time) patterns, becomes known. Section IV shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2015. Section V shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2015. Section VI shows the cumulative gross (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2015.

	OneBeacon Loss and LAE(1) Year Ended December 31,
$ in millions	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
I. Liability for unpaid loss and LAE:
Gross balance	$376.7	$436.1	$480.2	$627.1	$702.1	$835.1	$868.5	$1,000.0	$1,054.3	$1,342.2	$1,389.8
Less reinsurance recoverable on unpaid losses and LAE	(46.8)	(30.6)	(24.3)	(49.6)	(43.8)	(53.6)	(61.6)	(107.3)	(80.2)	(161.6)	(186.0)
Net balance	$329.9	$405.5	$455.9	$577.5	$658.3	$781.5	$806.9	$892.7	$974.1	$1,180.6	$1,203.8
II. Cumulative amount of net liability paid through:
1 year later	126.8	96.6	97.8	154.8	219.4	306.3	339.0	332.7	380.2	457.1
2 years later	168.7	132.3	159.4	235.2	357.0	474.4	505.7	561.6	653.0
3 years later	185.4	167.2	197.3	294.4	436.3	560.1	616.7	716.7
4 years later	205.1	183.9	230.3	331.4	477.1	611.2	704.4
5 years later	214.1	195.3	244.7	346.8	501.6	654.2
6 years later	218.7	199.6	252.6	354.7	515.5
7 years later	221.4	201.9	256.2	359.1
8 years later	222.2	202.6	258.8
9 years later	222.5	203.4
10 years later	222.8
III. Net Liability re-estimated as of:
1 year later	325.9	308.1	391.1	492.9	630.2	751.7	799.5	892.7	1,063.8	1,178.8
2 years later	269.6	267.8	335.4	459.3	595.8	743.8	806.9	950.0	1,089.2
3 years later	243.1	243.2	318.8	416.1	589.6	733.2	830.3	963.4
4 years later	238.8	227.1	297.4	413.5	576.9	733.6	841.2
5 years later	228.8	224.8	294.3	396.9	567.1	733.8
6 years later	229.5	221.6	280.8	385.0	560.7
7 years later	230.2	216.0	272.9	380.4
8 years later	227.6	211.3	268.9
9 years later	227.0	207.6
10 years later	223.1
IV. Cumulative net redundancy/ (deficiency)	$106.8	$197.9	$187.0	$197.1	$97.6	$47.7	($34.3)	($70.7)	($115.1)	$1.8
Percent redundant/(deficient)	32.4%	48.8%	41.0%	34.1%	14.8%	6.1%	(4.3)%	(7.9)%	(11.8)%	0.2%
V. Reconciliation of net liability re- estimated as of the end of the latest re-estimation period (see III above):
Gross re-estimated liability	$299.7	$239.6	$306.5	$424.4	$601.7	$772.9	$876.1	$1,111.1	$1,202.9	$1,343.4
Less: gross re-estimated reinsurance recoverable	(76.6)	(32.0)	(37.6)	(44.0)	(41.0)	(39.1)	(34.9)	(147.7)	(113.7)	(164.6)
Net re-estimated liability	$223.1	$207.6	$268.9	$380.4	$560.7	$733.8	$841.2	$963.4	$1,089.2	$1,178.8
VI. Cumulative gross redundancy/(deficiency)	$77.0	$196.5	$173.7	$202.7	$100.4	$62.2	($7.6)	($111.1)	($148.6)	($1.2)
Percent redundant/(deficient)	20.4%	45.1%	36.2%	32.3%	14.3%	7.4%	(0.9)%	(11.1)%	(14.1)%	(0.1)%
(1) The 10-year table consists of activity related to OneBeacon’s loss and LAE reserves from Specialty Products and Specialty Industries, as well as $20.4 in losses ceded to OBIC, one of the entities sold as part of the Runoff Transaction and excludes other balances and activity related to the Runoff Business, AutoOne and loss and LAE reserves related to the personal lines business that OneBeacon sold in 2010, which are treated as Discontinued Operations in the GAAP financial statements.

The following table reconciles loss and LAE reserves determined on a statutory basis to loss and LAE reserves determined in accordance with GAAP as of December 31, as follows:

	December 31,
Millions	2015	2014
Statutory reserves	$1,203.8	$1,180.6
Reinsurance recoverable on unpaid losses and LAE(1)	186.0	161.6
GAAP reserves	$1,389.8	$1,342.2

(1)	Represents adjustments made to add back reinsurance recoverables on unpaid losses and LAE included with the presentation of reserves under statutory accounting.

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
BAM charges a premium for the issuance of each municipal bond insurance policy. A portion of the premium is a member’s surplus contribution (“MSC”), which gives the issuer the right to receive dividends (subject to regulatory approval), and the remainder is a risk premium to compensate for the cost of risk. In the event of a refunding, MSC from the original issuance will be reutilized and serve as a credit toward the insurance cost on the refunding bonds.
White Mountains believes that municipal bonds insured by BAM have strong appeal to retail investors, who buy smaller, less liquid issues, have less portfolio diversification and have fewer credit differentiation skills and analytical resources.  BAM focuses on underwriting small-to-medium sized investment grade bonds, primarily in the AA-, A and BBB categories. BAM seeks to provide insurance to the municipal bond market while building a relatively low risk insurance portfolio with conservative single risk limits (initially the aggregate par value of the insured bonds with a common revenue stream is limited to $117 million or less, depending on rating).
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
As of December 31, 2015 and 2014, White Mountains owned 96.9% of HG Global's preferred equity and 88.4% of its common equity. As of December 31, 2015 and 2014, HG Global had $739 million and $704 million of total assets and $558 million and $583 million of shareholders’ equity, $17 million and $18 million of which is included in non-controlling interest.
As of December 31, 2015 and 2014, White Mountains reported $503 million and $488 million of total assets and $(140) million and $(122) million of members’ equity related to BAM, all of which is included in non-controlling interest.

Competition
The municipal bond insurance industry is highly competitive. BAM competes for business with Assured Guaranty (“Assured”), National Public Finance Guarantee (“National”), the dedicated municipal insurance subsidiary of MBIA, Inc., and Berkshire Hathaway Assurance, although it has not been active recently.
Pricing is heavily influenced by competition. BAM, Assured and National participate in a competitive marketplace and seek to differentiate themselves from one another in a number of ways, including financial strength ratings, claims paying resources and underwriting strategies. Over time, the strength of the mutual model gives BAM the ability to become the low cost industry utility, serving the municipal market exclusively. BAM believes it has a competitive advantage because unlike its competitors, it has no insured exposure to mortgage-backed bonds, derivatives or other structured financings and its insured portfolio consists only of essential public purpose U.S. municipal bonds issued by municipalities qualifying under Section 115 of the Internal Revenue Code that are within BAM’s low single risk limits.  In addition, BAM seeks to increase the level of transparency with respect to its insured portfolio and each insured issuer. In order to allow issuers and investors in BAM-insured bonds to monitor financial strength first-hand, BAM periodically publishes Credit Profiles on every insured issuer. Credit Profiles are accessible by CUSIP, obligor, state or sector on BAM’s website.
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

Insured Portfolio
The following tables present BAM’s insured portfolio by asset class. It includes all financial guaranty insurance contracts outstanding as of December 31, 2015 and 2014:

Sector	December 31, 2015		December 31, 2014
Millions	Gross Par Outstanding	Average Credit Rating(1)	Gross Par Outstanding	Average Credit Rating(1)
General Obligation	$13,963.6	A	$8,188.9	A
Utility	3,032.8	A	1,615.3	A
Dedicated Tax	2,503.6	A	1,222.0	A
General Fund	1,786.6	A	736.4	A
Public Higher Education	630.4	A	311.7	A
Transportation	561.5	A	257.8	A
Other Public Finance	77.5	A	30.4	A
Total gross par outstanding	$22,556.0	A	$12,362.5	A
(1) The average credit ratings are based on Standard & Poor’s credit ratings, or if unrated by Standard & Poor’s, the Standard & Poor’s equivalent of credit ratings provided by Moody’s Investor Service (“Moody’s”)

The following tables presents BAM’s ten largest direct exposures based upon gross par outstanding, the percentage of total gross par outstanding, and Standard & Poor’s credit ratings, or if unrated by Standard & Poor’s, credit ratings provided by Moody’s, as of December 31, 2015:

$ in millions	Gross Par Outstanding	Percent of Total Gross Par Outstanding	Credit Rating (1) (2)
Town of Hamden, CT (New Haven County)	$112.5	0.5%	A+
Tulsa Airport, OK, (Tulsa County), Airport GARBs	110.3	0.5	BBB+
New Jersey Transportation Trust Fund Authority, Gas Tax - State	110.0	0.5	A-
Val Verde USD, CA (Riverside County)	105.3	0.5	A-
City of Shreveport, LA (Caddo Parish), Water & Sewer	104.0	0.5	BBB+
Sacramento City FA, CA (Sacramento County)	103.6	0.5	A+
City of Chicago, IL (Cook County)	103.0	0.5	BBB+
City of Jersey City, NJ (Hudson County)	99.5	0.4	A1
West Clermont Local SD, OH (Clermont County)	99.3	0.4	A
State of New Jersey	99.2	0.3	A-
Total of top ten exposures	$1,046.7	4.6%
(1) “A+” is the fifth highest, “A” is the sixth highest, “A-“ is the seventh highest, “BBB+” is the eighth highest and “BBB” is the ninth highest of twenty-eight credit ratings assigned by Standard & Poor’s.
(2) “A1” is the fifth highest of twenty-one credit ratings assigned by Moody’s.

The following table presents the geographic distribution of the BAM’s insured portfolio as of December 31, 2015 and 2014:

	December 31, 2015
$ in millions	Number of Risks	Gross Par Outstanding	Percent of Total Gross Par Outstanding
California	264	$5,204.2	23.1%
Texas	370	3,751.9	16.6
Pennsylvania	232	3,323.8	14.7
New York	177	1,966.6	8.7
Illinois	118	1,256.7	5.6
New Jersey	60	902.6	4.0
Florida	35	623.7	2.8
Ohio	37	568.2	2.5
Michigan	49	525.3	2.3
Louisiana	25	440.7	2.0
Other States	351	3,992.3	17.7
Total insured portfolio	1,718	$22,556.0	100.0%

	December 31, 2014
$ in millions	Number of Risks	Gross Par Outstanding	Percent of Total Gross Par Outstanding
California	158	$2,701.9	21.9%
Texas	291	2,370.2	19.2
Pennsylvania	157	1,894.2	15.3
New York	124	1,207.9	9.8
Illinois	70	813.9	6.6
New Jersey	32	502.5	4.1
Louisiana	16	325.5	2.6
Michigan	27	318.3	2.6
Arizona	17	191.8	1.6
Florida	10	189.6	1.5
Other states	180	1,846.7	14.8
Total insured portfolio	1,082	$12,362.5	100.0%

The following table sets forth BAM’s insured portfolio by issue size of exposure as of December 31, 2015 and 2014:

Original Par Amount Per Issue	December 31, 2015
$ in millions	Number of Risks	Gross Par Outstanding	Percent of Total Gross Par Outstanding
Less than $10 million	1,099	$5,160.6	22.9%
$10 to $50 million	541	11,777.2	52.2
$50 to $100 million	69	4,398.5	19.5
$100 to $200 million	9	1,219.7	5.4
Total insured portfolio	1,718	$22,556.0	100.0%

Original Par Amount Per Issue	December 31, 2014
$ in millions	Number of Risks	Gross Par Outstanding	Percent of Total Gross Par Outstanding
Less than $10 million	734	$3,640.6	29.4%
$10 to $50 million	317	6,543.6	53.0
$50 to $100 million	27	1,753.2	14.2
$100 to $200 million	4	425.1	3.4
Total insured portfolio	1,082	$12,362.5	100.0%

OTHER OPERATIONS

White Mountains’s Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary (WM Advisors), its variable annuity reinsurance business (WM Life Re), which is in runoff, its ownership positions in Tranzact, MediaAlpha, Wobi and Star & Shield, as well as various other investments and entities.

WM Advisors
WM Advisors is a registered investment adviser that manages substantially all of White Mountains’s investment portfolio, which consists of fixed maturity investments, short-term investments, common equity securities and other long-term investments, including hedge funds and private equity funds. Other long-term investments also include direct investments in privately held common and convertible securities and the OneBeacon surplus notes issued in connection with the Runoff Transaction (“OneBeacon Surplus Notes”). WM Advisors also has investment management agreements with third parties, most notably with Symetra Financial Corporation (“Symetra”). As of December 31, 2015, WM Advisors had approximately $28 billion in assets under management, $6 billion of which related to consolidated subsidiaries of White Mountains and $22 billion of which related to Symetra.
On February 1, 2016, Symetra closed its definitive merger agreement with Sumitomo Life. The sale of Sirius Group is expected to close in the first quarter of 2016 and is subject to regulatory approvals and other customary closing conditions.  WM Advisors will continue to manage the investment portfolios of both Symetra and Sirius Group for a transition period after each respective sale.  WM Advisors expects that the assets under management for both Symetra and Sirius Group will decrease in multiple stages over time and eventually result in the termination of the investment management agreements with both Symetra and Sirius Group.

Tranzact
In October 2014, White Mountains purchased 63.2% of Tranzact for a purchase price of $178 million. Immediately after the closing, Tranzact completed a recapitalization that allowed for the return of $44 million to White Mountains.  Tranzact is a New Jersey-based provider of comprehensive direct-to-consumer customer acquisition solutions for leading insurance carriers. Tranzact has developed a technology-enabled platform to provide sophisticated direct marketing solutions, fully-provisioned sales and/or robust customer management systems to brand-focused insurance companies seeking to target and acquire a large number of customers on a direct basis.  Tranzact currently operates in the health, life, and property & casualty insurance verticals. Tranzact generates revenues through commissions and technology licensing, maintenance, and professional fees.  In September 2015, Tranzact acquired 100.0% of the outstanding share capital of TruBridge, Inc. and TruBroker, LLC (collectively “TruBridge”) for a purchase price of $31 million plus an amount that is contingent on the marketing expense reimbursements expected to be received in 2016 and 2017, which as of December 31, 2015 is equal to $10 million. Tranzact acquired TruBridge primarily to expand its presence in the Medicare Advantage segment of the health insurance vertical.
As of December 31, 2015 and 2014, White Mountains reported total assets of $368 million and $326 million related to Tranzact, including $320 million and $288 million of goodwill and intangible assets ($202 million and $170 million net of non-controlling interests), and common shareholders’ equity of $216 million and $224 million ($136 million net of non-controlling interests in both periods).

MediaAlpha
In March 2014, White Mountains acquired 60% of the outstanding Class A common units of MediaAlpha for total consideration of approximately $36 million.  MediaAlpha is an advertising technology company that develops programmatic platforms that bring transparency and efficiency to the buying and selling of insurance and other vertical-specific performance media (clicks, calls and leads). MediaAlpha’s exchange technology and sophisticated analytical tools facilitate transparent, real-time transactions between advertisers (buyers of advertising inventory) and publishers (sellers of advertising inventory).  MediaAlpha works with over 200 advertisers and 200 publishers across a number of insurance (auto, motorcycle, home, renter, health, and life) and non-insurance (travel, education) verticals.
As of December 31, 2015 and 2014, White Mountains reported total assets of $63 million and $66 million related to MediaAlpha, including $43 million and $51 million of goodwill and intangible assets ($25 million and $30 million net of non-controlling interests), and shareholders’ equity of $36 million and $57 million ($22 million and $34 million net of non-controlling interests).

Wobi
Wobi is the only price comparison/aggregation business in Israel, with an insurance carrier panel that represents 85% of the premiums written in the Israeli insurance market. Wobi sells four insurance lines of business, primarily personal auto, and operates as an agency, charging upfront commissions on all insurance policy sales. Wobi also offers a pension products comparison service for Israeli customers and is paid transaction fees when customers use the service to connect to companies that sell those pension products. In February 2014, White Mountains acquired 54% of the outstanding common shares of Wobi for NIS 14 million ($4 million based upon the foreign exchange spot rate at the date of acquisition). During 2014, in addition to the common shares, White Mountains also purchased NIS 32 million ($9 million based upon the foreign exchange spot rates at the dates of acquisition) of newly-issued convertible preferred shares of Wobi.
During 2015, White Mountains purchased NIS 80 million (approximately $21 million based upon the foreign exchange spot rate at the dates of acquisition) of convertible preferred shares of Wobi. In addition, during 2015 White Mountains also purchased NIS 12 million (approximately $3 million based upon the foreign exchange spot rate at the date of acquisition) of common shares of Wobi. As of December 31, 2015 and 2014, White Mountains’s ownership share of Wobi was 96.1% and 63.3% on a fully converted basis.
During 2015, Wobi acquired the outstanding share capital of Tnuva Financit Ltd., the owner of Cashboard, an Israeli company that provides online price comparisons of pension products, for total consideration of NIS 36 million (approximately $9 million). The acquisition of Cashboard accelerated Wobi's development of its pension products comparison service.
As of December 31, 2015 and 2014, White Mountains reported total assets of $23 million and $16 million related to Wobi, including $10 million and $8 million of intangible assets ($10 million and $5 million net of non-controlling interests), and shareholders’ equity of $15 million and $15 million ($14 million and $9 million net of non-controlling interests).

Star & Shield
In January 2014, White Mountains acquired certain assets and liabilities of Star & Shield Holdings LLC, including Star & Shield Services LLC, Star & Shield Risk Management LLC and Star & Shield Claims Services LLC (collectively “Star & Shield”) for a purchase price of $2 million. Star & Shield provides management services for a fee to SSIE, a Florida-domiciled reciprocal insurance exchange that provides private passenger auto insurance to members of the public safety professional community and their families.
During 2015 and 2014, White Mountains also purchased $4 million and $17 million of surplus notes issued by SSIE. Principal and interest on the SSIE Surplus Notes are payable to White Mountains only with approval from the Florida Office of Insurance Regulation. GAAP requires White Mountains to consolidate SSIE’s results in its financial statements. However, since SSIE is a reciprocal insurance exchange owned by its policyholders, its results do not affect White Mountains’s adjusted book value per share as they are attributed to non-controlling interests. As of December 31, 2015 and 2014, Star & Shield had $1 million and $2 million of total assets and $(1) million and $1 million of common shareholder’s equity. In addition, White Mountains reported $14 million and $13 million of assets and $(16) million and $(12) million of members’ equity related to SSIE as of December 31, 2015 and 2014, all of which is included in non-controlling interest.

WM Life Re
WM Life Re reinsures death and living benefit guarantees associated with certain variable annuities issued in Japan.  WM Life Re is in runoff and all of the underlying annuity contracts mature by June 30, 2016. WM Life Re has assumed the risk related to a shortfall between the account value and the guaranteed value that must be paid by the ceding company to an annuitant or to an annuitant’s beneficiary in accordance with the underlying annuity contracts.  The guaranteed value of the annuity contracts is equal to the initial single premium paid by the annuitant.  The annuity accounts are invested in four index funds: a Japanese government bond fund indexed to the Nomura Bond Performance Index (“Nomura BPI”) (roughly 35%), a foreign government bond fund indexed to the Citi World Group Government Bond Index, excluding Japan (“WGBI”) (roughly 35%), a Japanese equity fund indexed to the TOPIX Total Return Index (roughly 15%) and a foreign equity fund indexed to the MSCI Kokusai Total Return Index (roughly 15%).  The account is rebalanced monthly to maintain these same investment allocations. The guarantee made by the ceding company to its annuitants was economically equivalent to guaranteeing that the underlying investment accounts would earn a return of approximately 2.7% per annum.  The average account value of annuity contracts covered by WM Life Re was approximately 104% of their guarantee value at the inception of the reinsurance contracts.  Accordingly, the guarantee made in WM Life Re’s contracts was economically equivalent to guaranteeing that the underlying investment accounts would earn a return of approximately 2.3% per annum.
WM Life Re reinsured ¥200 billion (approximately $1.7 billion at the then current exchange rate) of guarantees in September 2006 and an additional ¥56 billion (approximately $0.5 billion at the then current exchange rate) in March 2007.  WM Life Re has not subsequently written any additional business.  During the second quarter of 2015, the variable annuity contracts reinsured by WM Life Re began to mature. As of December 31, 2015, the total guarantee value was approximately ¥51 billion (approximately $421 million at exchange rates on that date).  The average annual premium charged by WM Life Re under these contracts is equal to 109% times the total guarantee value.

WM Life Re uses derivative instruments, including put options, interest rate swaps, total return swaps on bond and equity indices, forward contracts and futures contracts on major equity indices, currency pairs and government bonds, to mitigate the market risks associated with changes in the fair value of the reinsured variable annuity guarantees. WM Life Re measures its net exposure to changes in relevant interest rates, foreign exchange rates, implied volatilities and equity markets on a daily basis and adjusts its economic hedge positions within risk guidelines established by a risk committee that contains members of White Mountains’s and WM Life Re’s senior management. WM Life Re continually records its liability and the related hedge assets at fair value.  The guarantee is economically substantially similar to having sold put options on a basket of the four index funds. WM Life Re also monitors the effects of annuitant related experience against actuarial assumptions (surrender and mortality rates) on a weekly basis and adjusts relevant assumptions and economic hedge positions if required.
Under the terms of its reinsurance contracts, WM Life Re is required to hold eligible assets (generally cash, short-term investments, fixed income securities, and hedge assets such as options and futures) equal to the fair value of the liability, as defined in the reinsurance contracts, for the benefit of the cedant.  Increases in the fair value of the liability in excess of the increase in value of the hedge assets, such as occurs in the case of decreases in surrender assumptions or underperformance of the hedging portfolio, must therefore be funded on a current basis while the actual amounts that must be paid to settle the contracts may not be known and generally will not become payable for a number of months.  White Mountains and Life Re Bermuda entered into a keep-well agreement, which obligates White Mountains to make capital contributions to Life Re Bermuda in the event that Life Re Bermuda’s shareholder’s equity falls below $75 million, provided however that in no event shall the amount of all capital contributions made by White Mountains under this agreement exceed $127 million. White Mountains contributed $8 million in 2015 and $70 million in 2013 into WM Life Re to fulfill this requirement and did not contribute any capital during 2014. As of December 31, 2015, Life Re Bermuda had $77 million of shareholder’s equity and White Mountains’s maximum capital commitment under the keep-well agreement was $111 million.
See “CRITICAL ACCOUNTING ESTIMATES - Fair Value Measurements” on page 86 for a discussion of the sensitivity of WM Life Re’s results to changes in market and annuitant-related variables.

DISCONTINUED OPERATIONS

On July 24, 2015, White Mountains entered into an agreement to sell Sirius Group to CM International Holding PTE Ltd. (“CMIH”), the Singapore-based investment arm of CMI (“the Sirius Group Transaction”). CMIH has the option to make the purchase through its wholly owned Bermuda subsidiary, CM Bermuda Ltd. The purchase price will be paid in cash in an amount equal to 127.3% of Sirius Group’s closing date tangible common shareholder’s equity, plus $10 million. The Sirius Group Transaction is expected to close in the first quarter of 2016 and is subject to regulatory approval and other customary closing conditions.
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

Sirius Group

Sirius Group provides reinsurance and insurance products for property, accident and health, aviation and space, trade credit, marine, agriculture, and certain other exposures on a worldwide basis through its subsidiary, Sirius International. Sirius International, which is the largest reinsurance company domiciled in Scandinavia based on gross written premiums, owns Sirius America and sponsors Syndicate 1945.  Sirius Global Solutions, formerly known as White Mountains Solutions, also specializes in the acquisition and management of runoff liabilities for insurance and reinsurance companies both in the United States and internationally. In 2014, Sirius Group established Sirius Bermuda Insurance Company Ltd. (“Sirius Bermuda”) as a class 3A licensed Bermuda insurer.
Sirius Group has offices in Australia, Belgium, Bermuda, Connecticut, Hamburg, London, Miami, New York, Singapore, Stockholm, Toronto and Zurich.

Classes of Business
The following table shows Sirius Group’s net written premiums by class of business for the years ended December 31, 2015, 2014 and 2013:

Business class	Year Ended December 31,
Millions	2015	2014	2013
Property	$282.7	$292.5	$275.2
Accident and health	262.3	230.3	203.1
Property catastrophe excess	143.0	200.9	231.3
Aviation and space	55.1	51.2	46.4
Marine	46.5	42.3	45.3
Trade credit	37.5	36.2	50.4
Agriculture	15.0	16.1	13.9
Casualty	14.7	1.2	2.2
Contingency	10.6	11.8	8.8
Parent company industry loss warranty covers (1)	(19.8)	—	—
Total	$847.6	$882.5	$876.6
(1) Represents industry loss warranty covers White Mountains required Sirius Group to purchase to mitigate the potential impact of major natural catastrophe events on Sirius Group's balance sheet pending the close of the sale to CMI.

For each of the years ended December 31, 2015, 2014 and 2013, 75%, 78%, and 80%, respectively, of Sirius Group’s net written premiums were for reinsurance products, with the remainder being insurance products. Sirius Group expanded its direct business capabilities in the United States for the accident and health line, which has resulted in increased direct insurance business.

Geographic Concentration
The following table shows Sirius Group’s net written premiums by geographic region based on the location of the ceding company or reinsurer for the years ended December 31, 2015, 2014 and 2013:

Geographic region	Year Ended December 31,
Millions	2015	2014	2013
United States	$397.5	$402.6	$371.9
Europe	241.9	277.7	313.0
Canada, the Caribbean, Bermuda and Latin America	101.2	99.8	94.9
Asia and Other	107.0	102.4	96.8
Total	$847.6	$882.5	$876.6

Catastrophe Risk Management
Sirius Group has exposure to losses caused by hurricanes, earthquakes, tornadoes, winter storms, windstorms, floods, tsunamis, terrorist acts and other catastrophic events. In the normal course of business, Sirius Group regularly manages its concentration of exposures to catastrophic events, primarily by limiting concentrations of exposure to what it deems acceptable levels and, if necessary, purchasing reinsurance. In addition, Sirius Group seeks to limit losses that might arise from acts of terrorism in its insurance and reinsurance contracts by exclusionary provisions where available. Sirius Group has significant exposure to European weather-related events and United States windstorms and earthquakes.

Sirius Group licenses third-party global property catastrophe models from AIR, EQECAT, Inc. (“EQE”) and Risk Management Solutions Inc. (“RMS”), which are three of the leading vendors of industry-standard catastrophe modeling software and also utilizes its own proprietary models to calculate expected probable maximum loss estimates (“PML”) from various property natural catastrophe scenarios. Sirius Group prices its property catastrophe contracts using the aforementioned third-party software and internal models and other methods. Sirius Group also uses a proprietary property underwriting and pricing tool (“GPI”), which consolidates and reports on all its worldwide property exposures.  GPI is used to calculate individual and aggregate PMLs by statistically blending multiple third-party and proprietary models for property, accident and health, and marine. For business that Sirius Group determines to have exposure to natural catastrophic perils, as part of its underwriting process it models and assesses the exposure to quantify the appropriate premium for the exposure.
The following table provides an estimate of Sirius Group’s three largest PML zones on a per occurrence basis for 1-in-100 and 1-in-250 year events at January 2016 as measured by net after-tax exposure:

				Sirius Group Net After-Tax Loss
$ in millions	Modeled Industry Loss	Sirius Group Gross Loss	Net After Reinsurance and Reinstatements	Net After Tax	Net After-Tax as % of Adjusted GAAP Capital(1)	Net After-Tax as % of Adjusted GAAP Common Shareholder’s Equity(1)
	1-in-100 year event
Europe	$10,935	$342	$164	$128	5%	7%
Southeast U.S.	$69,245	$322	$165	$123	5%	6%
Northeast U.S.	$19,008	$206	$145	$108	4%	6%

	1-in-250 year event
Southeast U.S.	$102,416	$439	$279	$211	8%	11%
West Coast U.S.	$82,537	$439	$272	$204	8%	10%
Florida U.S.	$223,881	$436	$268	$202	8%	10%

(1)	Adjusted GAAP capital and common shareholder’s equity as of December 31, 2015 for Sirius Group is determined on a legal-entity basis.

In addition to the above, Sirius Group also has significant exposure to United States Gulf Coast windstorms (i.e., Florida to Texas), California earthquakes, New Madrid earthquakes, and, to a lesser extent, Asia/Pacific, Latin American and Canadian windstorms and earthquakes.
AIR, EQE and RMS provide new versions of their models on a periodic basis, usually annually or every other year. Sirius Group may implement these new versions for use in the underwriting and risk management process after having engaged in appropriate testing and achieving comfort with the model enhancements. With GPI, Sirius Group’s PML reporting methodology for exposures in the United States approximates an averaging of AIR and RMS, further adjusted for each treaty by underwriting judgment regarding the specific exposures underlying each cedant's portfolio. For exposures in countries other than the United States, Sirius Group chooses either AIR, EQE, or RMS for PML reporting based on underwriting and actuarial assessment as to the integrity of the model by territory and underlying data availability. The model of choice is then further adjusted in GPI for each treaty by underwriting judgment regarding the specific exposures underlying each cedant's portfolio.
Catastrophe modeling is dependent upon several broad economic and scientific assumptions, such as storm surge (the water that is pushed toward the shore by the force of a windstorm), demand surge (the localized increase in prices of goods and services that often follows a catastrophe) and zone density (the percentage of insured perils that would be affected in a region by a catastrophe). Third-party modeling software does not provide information for all territories or perils (e.g., tsunami) for which Sirius Group writes business. Sirius Group uses its own proprietary models in these situations.
Catastrophe modeling is inherently uncertain due to process risk (i.e., the probability and magnitude of the underlying event) and parameter risk (i.e. the probability of making inaccurate model assumptions). See “Risk Factors - Unpredictable catastrophic events could adversely affect our results of operations and financial condition” for a further discussion.
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

Reinsurance Protection
Sirius Group’s ongoing reinsurance program primarily consists of proportional, excess of loss and industry loss warranty (“ILW”) protections to cover accident & health, aviation, trade credit, energy & marine and property exposures. Attachment points and coverage limits vary by region around the world.
Additionally, in connection with the Sirius Group Transaction, White Mountains required Sirius Group to purchase ILW contracts to mitigate the potential impact of major natural catastrophe events on Sirius Group's balance sheet pending the close of the sale to CMI (the “ILW Covers”). The cost and potential economic benefit provided by the coverage under the ILW Covers inure to White Mountains. The majority of the contracts expire in May or June 2016. The following summarizes the ILW Covers:

Scope	Limit	Industry Loss Trigger
United States first event	$75.0 million	$40.0 billion
United States first event	$22.5 million	$50.0 billion
United States second event	$45.0 million	$15.0 billion
Japan first event	$25.0 million	$12.5 billion

INVESTMENTS

White Mountains’s investment philosophy is to maximize long-term total returns (after-tax) while taking prudent levels of risk and maintaining a diversified portfolio, subject to White Mountains’s investment guidelines and various regulatory restrictions.  Under White Mountains’s philosophy, each dollar of after-tax investment income or investment gains (realized or unrealized) is valued equally.
White Mountains’s investment portfolio as of December 31, 2015 and 2014 consisted in large part of high-quality, short-duration, fixed maturity investments and short-term investments. White Mountains also maintains an equity portfolio that consisted of common equity securities and other long-term investments, including hedge funds, private equity funds, direct investments in privately held common and convertible securities and the OneBeacon surplus notes. White Mountains’s management believes that prudent levels of investments in common equity securities and other long-term investments are likely to enhance long-term after-tax total returns. See “Portfolio Composition” on page 62.
White Mountains’s fixed maturity investment strategy is to purchase securities that are attractively priced in relation to their investment risks. White Mountains also actively manages the average duration of the portfolio.  Duration was about 2.2 years including short-term investments and about 2.4 years excluding short-term investments as of December 31, 2015.
White Mountains looks to enhance long-term after tax total returns by investing a portion of the portfolio in common equity securities and other long-term investments. White Mountains has established relationships with third party registered investment advisers to manage its publicly-traded common equity securities. As of December 31, 2015, the largest of these relationships were with Lateef Investment Management (“Lateef”) and Silchester International Investors (“Silchester”). White Mountains also owns exchange traded funds (ETFs) that seek to provide investment results that, before expenses, correspond to the performance of the S&P 500 Index, Russell 1000 and Russell 1000 Value Indices.

Symetra
In 2004, White Mountains, Berkshire Hathaway, Inc. (“Berkshire”) and several other private investors capitalized Symetra in order to purchase the life and investment operations of Safeco Corporation for $1.35 billion. Symetra focuses mainly on group insurance, individual life insurance, structured settlements and retirement services. White Mountains invested $195 million in Symetra in exchange for 17.4 million common shares, as adjusted for stock splits, of Symetra. In addition, White Mountains and Berkshire each received warrants to acquire an additional 9.5 million common shares of Symetra at $11.49 per share, as adjusted for stock splits. In June 2013, White Mountains executed a cashless exercise of its Symetra warrants, which resulted in the net issuance of 2.65 million common shares of Symetra in exchange for the warrants. During 2015, pursuant to the redemption of White Mountains's investments in the Prospector Funds, 513,500 common shares of Symetra were distributed to White Mountains. As of December 31, 2015, White Mountains owned $653.2 million, or 17.7%, of Symetra’s outstanding common shares. Symetra’s common shares were traded under the symbol “SYA” on the New York Stock Exchange.

In August 2015, Symetra announced it had entered into a definitive merger agreement with Sumitomo Life Insurance Company (“Sumitomo Life”) pursuant to which Sumitomo Life would acquire all of the outstanding shares of Symetra. Following the announcement and Symetra shareholders' November 5, 2015 meeting to approve the transaction, White Mountains relinquished its representation on Symetra’s board of directors. As a result, White Mountains changed its accounting for Symetra common shares from the equity method to fair value. The carrying value per Symetra share used in the calculation of White Mountains’s adjusted book value per share rose to $31.77 at December 31, 2015 from $18.65 at December 31, 2014. Including dividends, Symetra produced $264 million of adjusted comprehensive income for White Mountains in 2015, of which $241 million was recognized as an after-tax unrealized investment gain in the fourth quarter.  On February 1, 2016, Symetra closed its definitive merger agreement with Sumitomo Life and White Mountains received proceeds of $658 million, or $32 per common share.
Symetra’s total revenues and net income through September 30, 2015 were $1.6 billion and $90 million.  As of September 30, 2015, Symetra had total assets of $35.0 billion and shareholders’ equity of $3.1 billion. Symetra’s total revenues and net income for the year ended December 31, 2014 were $2.2 billion and $254 million.  Symetra’s total revenues and net income for the year ended December 31, 2013 were $2.1 billion and $221 million.  As of December 31, 2014, Symetra had total assets of $33.0 billion and shareholders’ equity of $3.4 billion.  Symetra’s shareholders’ equity excluding unrealized gains (losses) from its fixed maturity investments was $2.4 billion as of December 31, 2014. Since inception, White Mountains received a total of $149.0 million in cash dividends recorded as a reduction of White Mountains investment in Symetra under the equity method. White Mountains received a cash dividend of $2.3 million in the fourth quarter of 2015 recorded within net investment income.

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

State Accreditation and Monitoring
All states have laws establishing standards that an insurer must meet to maintain its license to write business. In addition, all states have enacted laws substantially similar to the National Association of Insurance Commissioners’ (“NAIC”) risk-based capital (“RBC”) standards for property and casualty companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. The RBC formula for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers: underwriting, which encompasses the risk of adverse loss developments and inadequate pricing; declines in asset values arising from market and/or credit risk; and off-balance sheet risk arising from adverse experience from non-controlled assets, guarantees for affiliates or other contingent liabilities and excessive premium growth. Under laws adopted by individual states, insurers having less total adjusted capital than that required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The current RBC ratios of White Mountains’s active U.S.-based insurance and reinsurance operating subsidiaries are satisfactory and such ratios are not expected to result in any adverse regulatory action. White Mountains is not aware of any current recommendations by regulatory authorities that would be expected to have a material effect on its results of operations or liquidity.
The NAIC has a set of financial relationships or tests known as the Insurance Regulatory Information System (“IRIS”) to assist state insurance regulators in monitoring the financial condition of insurance companies and identifying companies that require special regulatory attention. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios (“IRIS ratios”), each with defined "usual ranges." Generally, regulators will begin to investigate or monitor an insurance company if its IRIS ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue or, in severe situations, assume control of the company. White Mountains currently believes that all of its U.S.-based insurance and reinsurance subsidiaries are within an acceptable IRIS range, and is not aware of any IRIS-related regulatory investigations related to its U.S.-based insurance and reinsurance operating subsidiaries.

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

Guaranty Funds and Mandatory Shared Market Mechanisms
As a condition of their license to do business in certain states, White Mountains’s U.S.-based insurance and reinsurance operating subsidiaries are required to participate in guaranty funds, in which licensed insurers within the state bear a portion of the loss suffered by claimants due to the insolvency of other insurers in that state. Certain states also impose mandatory shared market mechanisms, with each state dictating the types of insurance and the level of coverage that must be provided. The most common type of shared market mechanism in which White Mountains is required to participate is an assigned risk plan. These plans require insurers licensed within the applicable state to accept applications for insurance policies from customers who are unable to obtain insurance in the voluntary market. The total number of such policies an insurer is required to accept is based on its market share of voluntary business in the state. Underwriting results related to assigned risk plans are typically adverse. Accordingly, White Mountains may be required to underwrite policies with a higher risk of loss than it would otherwise accept.
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
White Mountains’s U.S.-based insurance and reinsurance operating subsidiaries are subject to state laws and regulations that require investment portfolio diversification and that dictate the quality, quantity and general types of investments they may hold. Non-compliance may cause non-conforming investments to be non-admitted when measuring statutory surplus and, in some instances, may require divestiture. White Mountains’s investment portfolio as of December 31, 2015 complied with such laws and regulations in all material respects.
One of the primary sources of cash inflows for the Company and certain of its intermediate holding companies is dividends received from its insurance and reinsurance operating subsidiaries. Under the insurance laws of the domiciliary states under which White Mountains’s U.S.-based insurance and reinsurance operating subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. See “Dividend Capacity” on page 64 for further discussion.

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
In addition to emerging federal regulation, many states are adopting laws that attempt to strengthen the ability of regulators to understand and regulate the risk management practices of insurers and insurance groups. For example, many states have adopted measures related to the NAIC’s Solvency Modernization Initiative (“SMI”), which requires insurers to summarize their key risks and risk management strategies to regulators. The SMI resulted in a 2010 amendment to the NAIC’s Model Insurance Holding Company System Regulatory Act (the “Model Holding Company Act”), which requires the ultimate controlling person in an insurer’s holding company structure to identify and report material enterprise risks to the state insurance regulator. The SMI also produced the NAIC Risk Management and Own Risk Solvency Model Act (“ORSA”), which requires insurers meeting premium thresholds to: 1) maintain a risk management framework; and 2) annually submit a comprehensive report designed to assess the adequacy of an insurer’s risk management practices, including risks related to the insurer’s future solvency position. ORSA requirements became effective in 2015 in all of the domiciliary states of White Mountains’s U.S.-based insurance company subsidiaries and the first ORSA report was submitted to the relevant domiciliary regulators in 2015.
WM Advisors is a registered investment adviser and is regulated by the United States Securities and Exchange Commission under the United States Investment Advisers Act of 1940.

Europe

Sweden
Sirius International is subject to regulation and supervision by the Swedish Financial Supervisory Authority (the “Swedish FSA”). As Sweden is a member of the European Union (the “EU”), the Swedish FSA supervision of branches is recognized across all locations within the EU. Generally, the Swedish FSA has broad supervisory and administrative powers over such matters as licenses, governance and internal control, standards of solvency, investments, methods of accounting, form and content of financial statements, minimum capital and surplus requirements, and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. White Mountains believes that it is in compliance with all applicable laws and regulations pertaining to its business that would have a material effect on its financial position in the event of non-compliance.
Subject to certain limitations under Swedish law, Sirius International is permitted to transfer pre-tax income amounts into an untaxed reserve referred to as a safety reserve. See Note 15 - “Statutory Capital and Surplus” of the accompanying consolidated financial statements for further description.

United Kingdom
The financial services industry in the United Kingdom is regulated by two agencies, the Financial Conduct Authority and the Prudential Regulation Authority (collectively, the “UK Regulators”). The UK Regulators regulate insurers, insurance intermediaries and Lloyd’s.  The UK Regulators and Lloyd’s have common objectives in ensuring that the Lloyd’s market is appropriately regulated. Lloyd’s is required to implement certain rules prescribed by the UK Regulators by the powers it has under the Lloyd’s Act of 1982 (“Lloyd’s Act”) relating to the operation of the Lloyd’s market. In addition, each year the UK Regulators require Lloyd’s to satisfy an annual solvency test that measures whether Lloyd’s has sufficient assets in the aggregate to meet all the outstanding liabilities of its members.
Lloyd’s permits its corporate and individual members (“Members”) to underwrite insurance risks through Lloyd’s syndicates. Members of Lloyd’s may participate in a syndicate for one or more underwriting years by providing capital to support the syndicate’s underwriting. All syndicates are managed by Lloyd’s approved managing agents. Managing agents receive fees and profit commissions in respect of the underwriting and administrative services they provide to the syndicates. Lloyd’s prescribes, in respect of its managing agents and Members, certain minimum standards relating to their management and control, solvency and various other requirements. Sirius Group participates in the Lloyd’s market through the 100% ownership of Sirius International Corporate Member Limited, a Lloyd’s Corporate Member, which in turn provides underwriting capacity to Syndicate 1945.

Solvency II
The European Solvency II regulatory framework for insurance business is effective from January 1, 2016. It will impose economic risk-based solvency requirements across all EU Member States.  The aim of the Solvency II framework is to ensure that insurance and reinsurance undertakings are financially sound and can withstand adverse events in order to protect policyholders and the stability of the financial system as a whole. It also aims at the creation of a single European rule book and harmonized supervision. In addition to quantitative requirements, such as capital requirements (Pillar 1), insurance and reinsurance companies will be required to meet qualitative requirements relating to governance and risk-management (Pillar 2), as well as to regularly disclose extensive information to supervisors and to the public (Pillar 3). Sirius International and its wholly-owned insurance subsidiaries, such as Sirius America, Star Re or any other insurance subsidiaries, will be required, when and where applicable, to comply with Solvency II requirements.
The Solvency II framework is set out in a complex structure of regulations headed by an EU Directive. It also includes a Delegated Act and Implementing Technical Standards adopted by the EU Commission and Guidelines issued by the European Insurance and Occupational Pensions Authority (EIOPA). The Solvency II Directive is implemented into local laws and complemented by local regulations and guidelines. Although the Directive was adopted already in 2009, parts of the regulation have not been finalized until late 2015. Sirius International has had an internal project running for many years to prepare for the Solvency II framework.

Bermuda

Insurance Regulation
The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), regulates the insurance businesses of Sirius Bermuda, Alstead Reinsurance Ltd. (“Alstead Re”), the Bermuda branch of Sirius International, Star Re Ltd., White Shoals, Split Rock, Life Re Bermuda and HG Re, and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (“BMA”). The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise to operate an insurance business. In addition, the BMA is required by the Insurance Act to determine whether a person who proposes to control 10 percent, 20 percent, 33 percent or 50 percent (as applicable) of the voting powers of a Bermuda registered insurer or its parent company is a fit and proper person to exercise such degree of control.
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

Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of permanent resident certificates and holders of working resident certificates) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian or a holder of a permanent resident’s certificate or holder of a working resident’s certificate) is available who meets the minimum standard requirements for the advertised position. A waiver from advertising is automatically granted in respect of any chief executive officer position and other chief officer positions.

RATINGS

Insurance companies are evaluated by various rating agencies in order to measure each company’s financial strength. Higher ratings generally indicate financial stability and a stronger ability to pay claims. White Mountains believes that strong ratings are important factors in the marketing and sale of insurance products and services to agents and consumers and ceding companies.
The following table presents the financial strength ratings assigned to White Mountains’s principal insurance operating subsidiaries within OneBeacon as of February 29, 2016:

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

EMPLOYEES

As of December 31, 2015, White Mountains employed approximately 2,973 people (consisting of 53 people at the Company, its intermediate holding companies and HG Global, 1,150 people at OneBeacon, 433 people at Sirius Group, 1,174 people at Tranzact, 35 people at WM Advisors, 26 people at MediaAlpha, 51 people at Star & Shield, 45 people at Wobi and 6 people at WM Life Re). Management believes that White Mountains has satisfactory relations with its employees.

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

Item 1A.  Risk Factors

The information contained in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “FORWARD-LOOKING STATEMENTS” (page 96) for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements. The Company’s actual future results and trends may differ materially depending on a variety of factors including, but not limited to, the risks and uncertainties discussed below.

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
Our investment portfolio consists of fixed maturity investments, short-term investments, common equity securities and other long-term investments, including hedge funds, private equity funds, direct investments in privately held common and convertible securities and the OneBeacon Surplus Notes. We invest to maximize long-term total returns (after-tax) while taking prudent levels of risk and maintaining a diversified portfolio subject to our investment guidelines and various regulatory restrictions. However, investing entails substantial risks. We may not achieve our investment objectives, and our investment performance may vary substantially over time. Investment returns are an important part of our strategy to grow adjusted book value per share, and fluctuations in the fixed income or equity markets could impair our results of operations and financial condition.
Both the investment income we generate and the fair market value of our investment portfolio are affected by general economic and market conditions, including fluctuations in interest rates, foreign currency exchange rates, debt market levels, equity market levels and market volatility. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. In particular, a significant increase in interest rates could result in significant losses in the fair value of our investment portfolio and, consequently, could adversely affect our results of operations and financial condition. We are exposed to changes in equity markets. A significant decline in the equity markets such as that experienced from September 2008 to March 2009 could have a material adverse effect on our results of operations and financial condition. Because a portion of our investment portfolio is invested in securities denominated in currencies other than U.S. dollar, the value of our portfolio is sensitive to changes in foreign currency rates. We are also exposed to changes in the volatility levels of various investment markets. The underlying conditions prompting such changes are outside of our control and could adversely affect the value of our investments and our results of operations and financial condition. We also hold investments, such as hedge funds, private equity funds and surplus notes that are not regularly traded in active investment markets and may be illiquid. These investments can experience greater volatility in their returns or valuation, which could impair our financial performance.
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
We write insurance policies that cover unpredictable catastrophic events. Covered unpredictable catastrophic events include natural disasters, such as hurricanes, windstorms, earthquakes, floods, wildfires and severe winter weather, and other disasters such as terrorist attacks, explosions and infrastructure failures. We have significant exposure to a major earthquake or series of earthquakes in California, the Midwestern United States, Japan and Latin America and to windstorm damage in Northern Europe, the Northeast United States, the United States Atlantic Coast (i.e., Massachusetts to Florida) and the United States Gulf Coast (i.e., Florida to Texas) regions. In addition, we are exposed to losses from terrorist attacks, such as the attacks on the United States on September 11, 2001. We are also exposed to losses caused by the same types of catastrophic events in other lines of business such as marine, aviation, trade credit and accident and health.

The extent of catastrophe losses is a function of the number of events, the severity of each event and total amount of insured exposure affected by the event. Increases in the value and concentration of insured property or insured employees, the effects of inflation, changes in weather patterns and increased terrorism could increase the future frequency and/or severity of claims from catastrophic events. Claims from catastrophic events could materially adversely affect our results of operations and financial condition. Our ability to write new insurance policies could also be impacted as a result of corresponding reductions in our capital levels.
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
The property and casualty insurance and reinsurance industries are highly competitive and have historically been cyclical, experiencing periods of severe price competition and less selective underwriting standards (“soft markets”) followed by periods of relatively high prices and more selective underwriting standards (“hard markets”). In general terms, OneBeacon competes in one or more of its businesses with most of the large multi-line insurance companies, most of the specialty insurance companies and various local and regional insurance companies. OneBeacon also competes with new companies formed to enter insurance markets. Increased competition could result in fewer submissions, lower premium rates and less favorable policy terms and conditions, which could adversely impact our profit margins, net income and book value. Sirius Group competes with numerous reinsurance companies throughout the world and Syndicate 1945 also competes with other Lloyd’s syndicates and London Market Companies. In addition, a number of Sirius Group’s competitors have recently announced acquisition and merger plans. These acquisition/merger plans may have effects on the reinsurance market in the future, including items such as the availability of displaced underwriting teams and/or submission line share allocations.  We cannot predict how these mergers will impact Sirius Group’s and/or its competitors’ ability to compete in the worldwide reinsurance marketplace.
OneBeacon could fail to build and sustain the kind of business relationships, including distribution relationships that are necessary to compete. OneBeacon competes by offering its products through a select network of independent agents, regional and national brokers, wholesalers and managing general agencies, or “MGA”s.
If OneBeacon’s distribution partners find that its competitor insurers offer better priced coverage, OneBeacon may be unable to maintain a competitive position, which in turn may adversely affect our results of operations and financial condition. Additionally, consolidation among brokers and agents may make it more difficult for OneBeacon to distribute its products. Soft primary insurance market conditions could lead to a significant reduction in reinsurance premium rates, less favorable contract terms and fewer submissions for our reinsurance underwriting capacity. The supply of reinsurance is also related to the level of reinsured losses and the level of industry capital which, in turn, may fluctuate in response to changes in rates of return earned in the reinsurance industry. As a result, the reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excess underwriting capacity as well as periods when shortages of capacity permitted improvements in reinsurance rate levels and terms and conditions. For example, the industry experienced soft casualty market conditions of lower prices and less favorable terms from 1997 to 2001 during which profitability suffered, while the losses incurred from the terrorist attacks of September 11, 2001 and the 2005 U.S. hurricanes triggered price increases. In addition, in recent years the persistent low interest rate environment and ease of entry into the reinsurance sector has led to increased competition from third party capital in the property catastrophe excess reinsurance line. This alternative capital provides collateralized property catastrophe protection in the form of catastrophe bonds, industry loss warranties, sidecars and other vehicles that facilitate the ability for non-reinsurance entities, such as hedge funds and pension funds, to compete for property catastrophe excess reinsurance business outside of the traditional treaty market. We have observed reduced pricing and/or reduced shares in certain property catastrophe excess reinsurance markets as a result.
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
We must maintain reserves adequate to cover our estimated ultimate liabilities for loss and LAE. Loss and LAE reserves are typically comprised of (1) case reserves for claims reported and (2) IBNR reserves for losses that have occurred but for which claims have not yet been reported and for expected future development on case reserves. Loss and LAE reserves are estimates of what we believe the settlement and administration of claims will cost based on facts and circumstances then known to us. These estimates involve actuarial and claims assessments, and require us to make a number of assumptions about future events that are subject to unexpected changes and are beyond our control, such as future trends in claim severity, frequency, inflation, legislative and judicial changes and other factors. Because of uncertainties associated with estimating ultimate loss and LAE reserves, we cannot be certain that our reserves are adequate. In the event that our reserves become insufficient to cover our actual losses and LAE, we may need to add to our reserves, which could have a material adverse effect on our results of operations and financial condition.  For further discussion of our loss and LAE reserves, including our asbestos and environmental reserves, see “CRITICAL ACCOUNTING ESTIMATES - Loss and LAE Reserves” on page 76.

We may not maintain favorable financial strength or creditworthiness ratings, which could adversely affect our ability to conduct business.
Third-party rating agencies assess and rate the financial strength, including claims-paying ability, of insurers and reinsurers. These ratings are based upon criteria established by the rating agencies and are subject to revision at any time at the sole discretion of the agencies. Some of the criteria relate to general economic conditions and other circumstances outside the rated company’s control. These financial strength ratings are used by policyholders, agents and brokers to assess the suitability of insurers and reinsurers as business counterparties, and are an important factor in establishing the competitive position of insurance and reinsurance companies.
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
As of December 31, 2015, White Mountains owns $503 million in BAM Surplus Notes and has accrued $90 million in interest due thereon.  No payment of the interest or principal on the BAM Surplus Notes may be made without the approval of the New York State Department of Financial Services. In addition, BAM’s ability to pay the interest and principal on the BAM Surplus Notes is dependent upon, among other things, whether BAM collects sufficient premiums and member surplus contributions (“MSC”). Interest payments on the BAM Surplus Notes are due quarterly but are subject to deferral, without penalty or default and without compounding, for repayment in the future. No principal is due on the BAM Surplus Notes prior to their stated maturity of 2042. BAM has the right at any time to prepay principal in whole or in part.
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

During 2015, BAM’s gross written premiums were $26 million and MSC collected were $29 million.  BAM must grow these amounts in the future to be able to pay all of the amounts due on the BAM Surplus Notes.  If BAM does not pay some or all of the amounts due on the BAM Surplus Notes for any reason, our adjusted book value per share, results of operations and financial condition could be materially adversely impacted.

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
As of December 31, 2015, we had approximately $846 million face value of indebtedness, including $404 million at Sirius Group, and $250 million face value of non-cumulative perpetual preference shares outstanding at Sirius Group. We also had an undrawn $440 million revolving credit facilities at the Company and OneBeacon, and $125 million of issued but undrawn unsecured letters of credit (“LOCs”) at Sirius Group. Our ability to meet our debt, preferred stock, unsecured LOCs and related service obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which are beyond our control.
We are also subject to restrictive financial covenants contained in both White Mountains’s and OneBeacon’s revolving credit facilities. These covenants require us to maintain specified financial ratios and to satisfy certain financial condition tests.  These covenants can restrict us in several ways, including our ability to incur additional indebtedness.  An uncured breach of these covenants could result in an event of default under our revolving credit facilities which would allow lenders to declare any amounts owed under our revolving credit facilities to be immediately due and payable.  In addition, a default under our revolving credit facilities could occur if certain of our subsidiaries fail to pay principal and interest on a credit facility, mortgage or similar debt agreement (collectively, “covered debt”), or fail to otherwise comply with obligations in such covered debt agreements where such a default gives the holder of the covered debt the right to accelerate at least $75 million of principal amount of covered debt.
A failure by OneBeacon Ltd. or its subsidiaries to pay principal and interest on covered debt or to comply with obligations in covered debt agreements that results in the acceleration of at least $75 million of principal amount of covered debt could trigger the acceleration of the OBH Senior Notes. A failure by Sirius Group to pay principal and interest on covered debt or to comply with obligations in covered debt agreements that results in the acceleration of at least $25 million of principal amount of covered debt could trigger the acceleration of Sirius Group’s senior notes.
We are also subject to restrictive financial covenants contained in our unsecured LOCs at Sirius Group. These covenants require us to maintain specified financial ratios and to satisfy certain financial condition tests. These covenants can restrict us in several ways, including our ability to incur additional indebtedness and/or issue additional unsecured LOCs. An uncured breach of these covenants could result in an event of default under our unsecured LOCs, which would allow providers to demand cash collateralization of the unsecured LOCs and/or cancel and return the issued LOCs. In addition, a default under the unsecured LOCs could occur if certain of our subsidiaries fail to pay principal and interest on covered debt, or fail to otherwise comply with obligations in such covered debt agreements where such a default gives the holder of the covered debt the right to accelerate at least $75 million of principal amount of covered debt.
If we do not have enough cash to repay accelerated debt or cash collateralize unsecured LOCs, we may be required to refinance all or part of our existing debt or unsecured LOCs, sell assets, borrow more cash or sell equity.  We cannot assure you that we will be able to accomplish any of these alternatives on terms acceptable to us, if at all.
We could incur additional indebtedness or issue additional preferred stock, issue additional unsecured LOCs or other hybrid instruments in the future. To the extent new debt, preferred stock, unsecured LOCs, hybrid instruments or other obligations are added to our and our subsidiaries’ current debt, preferred stock and unsecured LOC levels, the risks described in the previous paragraph would increase.

We may not successfully alleviate risk through reinsurance arrangements. Additionally, we may not collect all amounts due from our reinsurers under our existing reinsurance arrangements.
We attempt to limit our risk of loss through reinsurance arrangements. The availability and cost of reinsurance protection is subject to market conditions, which are outside of our control. In addition, the coverage provided by our reinsurance arrangements may be inadequate to cover our future liabilities. As a result, we may not be able to successfully alleviate risk through these arrangements, which could have a material adverse effect on our results of operations and financial condition.
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
In addition, due to factors such as the price or availability of reinsurance coverage, we sometimes decide to increase the amount of risk we retain by purchasing less reinsurance. Such determinations have the effect of increasing our financial exposure to losses associated with such risks and, in the event of significant losses associated with a given risk, could have a material adverse effect on our financial condition and results of operations.

We are a holding company with no direct operations, and our insurance and reinsurance subsidiaries’ ability to pay dividends and other distributions to us is restricted by law.
As a holding company with no direct operations, we rely in large part on dividends, tax sharing payments and other permitted payments from our subsidiaries to pay our expenses, interest on debt and dividends to shareholders. Our subsidiaries may not be able to generate cash flow sufficient to pay a dividend or distribute funds to us. In addition, under the insurance laws of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled, an insurer or reinsurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities.
Our top tier regulated insurance and reinsurance operating subsidiaries have the ability to pay $48 million of dividends to us without prior approval of regulatory authorities during 2016.  As of December 31, 2015, the Company and its intermediate holding companies had $74 million of net unrestricted cash, short-term investments and fixed maturity investments, $292 million of common equity securities and $18 million of other long-term investments outside of OneBeacon and Sirius Group and $375 million available to be drawn from our revolving credit facility.  In addition, as of December 31, 2015, OneBeacon Ltd. and its intermediate holding companies had $65 million of net unrestricted cash, short-term investments and fixed maturity investments and $55 million of common equity securities outside of its regulated and unregulated operating subsidiaries and $65 million available to be drawn from OneBeacon’s credit facility. Sirius Group and its intermediate holding companies had $94 million of net unrestricted cash, short-term investments and fixed maturity investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries. See “Dividend Capacity” on page 64. Management believes that our cash balances, cash flows from operations and cash flows from investments are adequate to meet expected cash requirements for the foreseeable future on both a holding company and operating subsidiary level. However, if our insurance and reinsurance subsidiaries cannot pay dividends, tax sharing and other permitted payments in future periods or if we contribute additional funds to fulfill our obligations under our life reinsurance contracts, we may have difficulty servicing our debt, paying dividends to shareholders and paying our holding company expenses. For additional information relating to insurance and reinsurance regulations governing our operations, see “Regulation” on page 22.

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
Our insurance and reinsurance subsidiaries are subject to extensive regulation under the laws of the jurisdictions in which they operate. The primary goal of the regulation is the protection of policyholders rather than shareholders. For example, in order to protect insurer solvency, state insurance regulations impose restrictions on the amount and type of investments, establish detail minimum capital standards and require the maintenance of reserves. Our insurance underwriting is heavily dependent on information gathered from third parties such as insurance rating bureaus, highly regulated credit report agencies and other data aggregators. Regulatory changes related to the availability or use of this information could materially affect how we underwrite and price premiums.
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

We may be unable to adequately maintain our systems and safeguard the security of our data, which may adversely impact our ability to operate our business and cause reputational harm and financial loss.
Because our business and operations rely on secure and efficient information technology systems, we depend on our ability, and the ability of certain third parties, including vendors and business partners, to access our computer systems to perform necessary functions such as providing quotes and product pricing, billing and processing premiums, administering claims, and reporting our financial results. The functioning of these systems may be impacted by any number of events, including power outages, natural and manmade catastrophes, and cyber-attacks. In the event we are unable to access any of our systems, or any third party system that we rely upon, our ability to operate our business effectively may be significantly impaired.
Our business also depends upon our ability to securely process, store, transmit and safeguard confidential and proprietary information that is in our possession. This information includes confidential information relating to our business, and personally identifiable information (“PII”) and protected health information (“PHI”) belonging to our employees, customers, claimants and business partners. Because our systems may be vulnerable to a variety of forms of unauthorized access that could result in a data breach, including hackers, computer viruses, and other cyber-attacks, as well as breaches that result from dishonest employees, errors by employees or lost or stolen computer devices, we may not be able to protect the confidentiality of such information.
Third parties present an additional risk of cyber-related events. We outsource certain technological and business process functions to third-party providers. We rely on these third parties to maintain and store PII and PHI and other confidential information on their systems. We also routinely transmit such information by e-mail and other electronic means. Although we attempt to establish sufficient controls and secure capabilities to transmit such information and to prevent unauthorized disclosure, these controls may not be sufficient. Furthermore, third-party providers may not have appropriate controls in place to protect such information.

Our computer systems have been and will continue to be the target of cyber-attacks, although we are not aware that we have experienced a material cybersecurity breach. We are also not aware of any third-party vendor having experienced a material cybersecurity breach that impacted our data. The risk of cyber-attack may increase, and we may experience more significant attacks in the future.
The risks identified above could expose us to data breaches, disruptions of service, financial losses and significant increases in compliance costs and reputational harm to us, any of which could affect our business and results of operations. In addition, a data breach that involves the compromise of PII or PHI, could subject us to legal liability or regulatory action under data protection and privacy laws and regulations enacted by federal, state and foreign governments, or other regulatory bodies. As a result, our ability to conduct our business and our results of operations might be materially and adversely affected.

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
We have a deferred tax asset of $131 million (net of a valuation allowance of $122 million) related to net operating loss carryforwards, capital loss carryforwards and tax credit carryforwards as of December 31, 2015 that is subject to carryforward limitations in the United States.  We also have a deferred tax asset of $210 million (net of a valuation allowance of $140 million) related to net operating loss carryforwards and unrealized gains and losses in Luxembourg as of December 31, 2015 that is not subject to limitation.  Utilization of these assets and other assets included in our worldwide net deferred tax asset of $145 million (net of a valuation allowance of $269 million) is dependent on generating sufficient future taxable income of the appropriate character (i.e. ordinary income or capital gains) in the appropriate jurisdiction. If it is determined that it is more likely than not that sufficient future taxable income will not be generated, we would be required to increase the valuation allowance in future periods, which would have an adverse effect on our results of operations and financial condition.

We have significant deferred tax assets, which we may be unable to utilize pursuant to Swedish tax legislation.
On January 1, 2013, new tax legislation became effective in Sweden that limits the deductibility of interest paid on certain intra-group debt instruments. Uncertainty exists with respect to the interpretation of the legislation. Adverse interpretation of the legislation could cause us to write down some or all of the $30 million in deferred tax assets related to intra-group debt instruments in our internal capital structure, which would have an adverse effect on our results of operations and financial condition.

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
Our performance substantially depends on the efforts and abilities of our management team and other executive officers and key employees. Furthermore, much of our competitive advantage is based on the expertise, experience and know-how of our key management personnel. We do not have fixed term employment agreements with any of our key employees or key man life insurance and the loss of one or more of these key employees could adversely affect our business, results of operations and financial condition. Our success also depends on the ability to hire and retain additional personnel. Difficulty in hiring or retaining personnel could adversely affect our results of operations and financial condition.

We are exposed to credit risk in certain of our business operations.
In addition to exposure to credit risk related to our investment portfolio and reinsurance recoverables, we are exposed to credit risk in other areas of our business operations.
When policyholders purchase insurance policies from us through independent agents and brokers, the premiums are often first received by the independent agents and brokers, who then route premiums to us. In most jurisdictions, the premiums are deemed paid to us whether or not we receive them. Consequently, we assume a degree of credit risk associated with amounts due from independent agents and brokers.
Under many of our policies, our customers are responsible to reimburse us for an agreed-upon amount per claim. In these circumstances, we are exposed to credit risk because we are typically required under these policies to pay covered claims first and then seek reimbursement from our customers.
We are exposed to credit risk in OneBeacon’s surety business, where we guarantee to a third party that our customer will satisfy certain performance obligations. We sometimes mitigate the surety customer credit risk by requiring customers to post collateral for some or all of their performance obligations, often in the form of pledged securities such as money market funds or letters of credit provided by banks. However, there is credit risk associated with any collateral - if we are holding collateral other than cash and our customer is unable to honor his or her obligations, we may be exposed to credit risks associated with pledged securities or the banks that issued the letter of credit. Economic downturns generally increase these credit risks. If credit risks materialize and control mechanisms like underwriting guidelines and collateral requirements are unsuccessful, we could be left with collateral that has little or no value.
As a result, our exposure to the above credit risks could materially and adversely affect our results of operations.

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

We could be adversely affected if our controls designed to ensure compliance with guidelines, policies and legal and regulatory standards are not effective.
Our business is highly dependent on our ability to successfully execute a large number of transactions, many of which are complex. These processes are often subject to internal guidelines and policies, and government regulation. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. If controls are not effective, it could lead to financial loss, unanticipated risk exposure, or damage to our reputation.

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
OneBeacon Ltd.’s headquarters are located in Hamilton, Bermuda and the headquarters of its U.S. operations and principal executive office are currently located in Plymouth, Minnesota. OneBeacon also maintains branch offices in various cities throughout the United States.
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
HG Global is headquartered in Hamilton, Bermuda and BAM’s headquarters are in New York, New York.
Tranzact is headquartered in Fort Lee, New Jersey with various other offices and call centers throughout the United States. Tranzact has additional offices located in Lima, Peru, Guatemala City, Guatemala and Gothenburg, Sweden. MediaAlpha’s headquarters are located in Los Angeles, California, Wobi’s headquarters are located in Tel Aviv, Israel, Star & Shield Services LLC’s and Star & Shield Claims Services LLC’s headquarters are located in Alpharetta, Georgia and Star & Shield Risk Management LLC’s headquarters are located in Orlando, Florida.

The Company’s headquarters, registered office, principal executive office, and corporate accounting, reporting and internal audit offices are leased.  White Mountains owns its investment and corporate finance office in Connecticut. OneBeacon’s headquarters, U.S. corporate headquarters and branch offices are leased. In 2015, OneBeacon completed the sale of their building in Canton, Massachusetts for $58 million. The building was classified as held for sale on White Mountains’s December 31, 2014 consolidated balance sheet. Sirius Group’s home offices and substantially all of its branch offices are leased. HG Global’s and BAM’s offices are leased, as are Tranzact’s home office and substantially all of its call centers, and MediaAlpha’s, Wobi’s and Star & Shield’s offices. Management considers its office facilities suitable and adequate for its current level of operations.

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

Runoff Transaction
Subsequent to the closing of the Runoff Transaction, on January 22, 2015, three holders of insurance policies issued by the companies OneBeacon sold to Armour in the Runoff Transaction filed a Petition for Review with the Commonwealth Court of Pennsylvania (Commonwealth Court) requesting that the Commonwealth Court vacate the Pennsylvania Insurance Department’s (Department) orders approving the Runoff Transaction and denying their right to intervene in the Department’s regulatory review of the Runoff Transaction. On January 14, 2016, the Commonwealth Court upheld the Department’s December 23, 2014 order approving the Runoff Transaction. The objectors did not appeal the Commonwealth Court's decision and the time for appeal has expired.

Tribune Company
In June 2011, Deutsche Bank Trust Company Americas, Law Debenture Company of New York and Wilmington Trust Company (collectively referred to as “Plaintiffs”), in their capacity as trustees for certain senior notes issued by the Tribune Company (“Tribune”), filed lawsuits in various jurisdictions (the “Noteholder Actions”) against numerous defendants including OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune seeking recovery of the proceeds from the sale of common stock of Tribune in connection with Tribune's leveraged buyout in 2007 (the “LBO”). Tribune filed for bankruptcy in 2008 in the Delaware bankruptcy court (the “Bankruptcy Court”). The Bankruptcy Court granted Plaintiffs permission to commence these LBO-related actions, and in 2011, the Judicial Panel on Multidistrict Litigation granted a motion to consolidate the actions for pretrial matters and transferred all such proceedings to the United States District Court for the Southern District of New York. Plaintiffs seek recovery of the proceeds received by the former Tribune shareholders on a theory of constructive fraudulent transfer asserting that Tribune purchased or repurchased its common shares without receiving fair consideration at a time when it was, or as a result of the purchases of shares, was rendered, insolvent. OneBeacon has entered into a joint defense agreement with other affiliates of White Mountains that are defendants in the action. Certain subsidiaries of White Mountains received approximately $32 million and Sirius Group, which is now included in discontinued operations, received $6 million for Tribune common stock tendered in connection with the LBO.
The Court granted an omnibus motion to dismiss the Noteholder Actions in September 2013 and Plaintiffs’ appeal is pending.
In addition, OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. This matter was consolidated for pretrial matters with the Noteholder Actions in the United States District Court for the Southern District of New York and was stayed pending the motion to dismiss in the Noteholder Action. An omnibus motion to dismiss the shareholder defendants in the Committee Action was filed in May 2014. No amount has been accrued in connection with this matter as of December 31, 2015, as the amount of loss, if any, cannot be reasonably estimated.

On October 7, 2011, the Company completed the sale of its Esurance and Answer Financial subsidiaries (the “Transferred Subsidiaries”) to The Allstate Corporation (“Allstate”) pursuant to a Stock Purchase Agreement dated as of May 17, 2011 (filed as an exhibit to the Company’s current report on Form 8-K on May 18, 2011, the “Agreement”). Subject to specified thresholds and limits, the Company remains contingently liable to Allstate for specified matters related to the pre-closing period, including (a) specified litigation matters, (b) losses of the Transferred Subsidiaries arising from extra-contractual claims and claims in excess of policy limits (“ECO/EPL losses”), (c) certain corporate reorganizations effected to remove entities from the Transferred Subsidiaries that were not being sold in the transaction, and (d) certain tax matters, including certain net operating losses being less than stated levels. In addition, the Company retained 90% of positive or negative development in the loss reserves of the Transferred Subsidiaries as of the closing date (net of ECO/EPL losses) through December 31, 2014 (the “Reserve Settlement”). White Mountains recognized $18.2 million of net income from discontinued operations in 2015 related to the final settlement with Allstate for favorable development on loss reserves transferred in the sale of Esurance and Answer Financial. Since the closing of the transaction through December 31, 2015, White Mountains has received a net amount of $28.3 million from Allstate, primarily related to the favorable development on loss reserves.

Item 4.  Mine Safety Disclosures

None.

Executive Officers of the Registrant and its Subsidiaries (As of February 29, 2016)

Name	Position	Age	Executive Officer since
Raymond Barrette	Chairman and CEO	65	2007
Reid T. Campbell	Managing Director of White Mountains Capital, Inc. and President of WM Advisors	48	2007
David T. Foy	Executive Vice President and Chief Financial Officer	49	2003
T. Michael Miller	President and CEO of OneBeacon Ltd.	57	2005
Kernan V. Oberting	Managing Director of White Mountains Capital, Inc. and President of Sirius Capital Markets	46	2013
J. Brian Palmer	Managing Director and Chief Accounting Officer	43	2001
G. Manning Rountree	Managing Director of White Mountains Capital, Inc.	43	2009
Robert L. Seelig	Managing Director and General Counsel	47	2002
Allan L. Waters	President and CEO of Sirius International Insurance Group, Ltd.	58	2007

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

PART II

Item 5.  Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

White Mountains’s common shares are listed on the New York Stock Exchange (symbol “WTM”) and the Bermuda Stock Exchange (symbol “WTM-BH”). As of February 23, 2016, there were 283 registered holders of White Mountains common shares, par value $1.00 per share. The quarterly range of the high and low sales price for common shares during 2015 and 2014 is presented below:

	2015		2014
Quarter ended:	High	Low	High	Low
December 31	$808.00	$721.00	$682.87	$610.00
September 30	778.19	645.00	645.00	599.35
June 30	704.50	635.00	608.63	583.51
March 31	696.48	618.00	603.88	557.26

For information on securities authorized for issuance under the Company’s equity compensation plans, see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” on page 100.

The following graph shows the five-year cumulative total return for a shareholder who invested $100 in common shares as of January 1, 2010, assuming re-investment of dividends. Cumulative returns for the five-year period ended December 31, 2015 are also shown for the Standard & Poor’s 500 Stocks (Property & Casualty) Capitalization Weighted Index (“S&P P&C”) and the Standard & Poor’s 500 Stocks Capitalization Weighted Index (“S&P 500”) for comparison.

Purchases of Equity Securities by the Company
The following table provides information regarding common shares repurchased by the Company during the fourth quarter of 2015:

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)
October 1 - 31, 2015	58,837	$753.72	57,530	538,636
November 1 - 30, 2015	37,715	$767.58	37,715	500,921
December 1 - 31, 2015	24,715	$769.18	24,668	476,253
Total	121,267	$761.18	119,913	476,253

(1)
During the past several years, White Mountains’s board of directors has authorized the Company to repurchase its common shares, from time to time, subject to market conditions. Most recently, in February 2016, White Mountains’s Board of Directors authorized the Company to repurchase an additional 1 million common shares. The repurchase authorization does not have a stated expiration.

Item 6.  Selected Financial Data

Selected consolidated income statement data and ending balance sheet data for each of the five years ended through December 31, 2015, follows:

	Year Ended December 31,
$ in millions, except share and per share amounts	2015	2014	2013	2012	2011
Income Statement Data:
Revenues (a)	$1,809	$1,454	$1,362	$1,358	$1,152
Expenses	1,654	1,483	1,204	1,260	1,097
Pre-tax income	155	(29)	158	98	55
Income tax (expense) benefit	1	15	(33)	(121)	74
Non-controlling interest	18	22	13	14	(42)
Equity in earnings (losses) of unconsolidated affiliates	25	45	37	29	(20)
Discontinued operations, net of tax(b)	99	259	147	187	701
Net income attributable to White Mountains’s common shareholders	$298	$312	$322	$207	$768
Earnings (loss) attributable to White Mountains’s common shareholders per share:
Basic — continuing operations	$33.80	$8.77	$28.22	$3.03	$8.51
Basic — discontinued operations	16.80	42.36	23.63	27.47	88.93
Diluted — continuing operations	$33.80	$8.77	$28.22	$3.03	$8.51
Diluted — discontinued operations	16.80	42.36	23.63	27.47	88.93
Balance Sheet Data:
Total assets	$10,285	$10,456	$12,144	$12,895	$14,064
Debt (c)	442	343	275	350	276
Non-controlling interests(d)	455	543	492	526	580
White Mountains’s common shareholders’ equity	3,913	3,996	3,905	3,732	4,088
Book value per share(e)	$695.84	$667.48	$632.22	$593.16	$539.40
Adjusted book value per share(f)	$698.95	$664.50	$642.20	$587.60	$542.09
Share Data:
Cash dividends paid per common share	$1.00	$1.00	$1.00	$1.00	$1.00
Ending common shares (000’s)(g)	5,624	5,986	6,177	6,291	7,578
Ending equivalent common shares (000’s)(h)	(25)	(26)	(33)	(39)	(38)
Ending common and equivalent common shares (000’s)	5,599	5,961	6,144	6,252	7,540

(a)
In 2015, White Mountains changed the accounting for its investment in Symetra from the equity method to fair value and recognized $259 of unrealized investment gains through net income. See Note 17 - “Investments in Unconsolidated Affiliates”.

(b)
As a result of the Sirius Group Sale, Esurance Sale, the AutoOne Sale, and the Runoff Transaction, White Mountains has reclassified the results from these businesses for the past five years in the table above to discontinued operations, net of tax. In 2013, discontinued operations, net of tax, includes a $47 gain related to the sale of the Runoff Business and a net loss of $42 related to the operations of the Runoff Business. In 2012, discontinued operations, net of tax, includes a $91 loss related to the sale of the Runoff Business and a net loss of $24 related to the operations of the Runoff Business. In 2011, discontinued operations, net of tax, includes a $678 gain related to the Esurance Sale, a $19 loss related to the AutoOne Sale, and a $37 net loss related to the Runoff Business.

(c)
As of December 31, 2012, White Mountains had $75 outstanding under its credit facility, which was repaid in January 2013. During 2011 and 2010, OneBeacon repurchased $150 and $187 face value of the OBH Senior Notes.

(d)	See Note 14 - “Common Shareholders’ Equity and Non-controlling Interests” for a detailed breakdown of non-controlling interests by consolidated entity.

(e)
Includes the dilutive effects of outstanding incentive options to acquire common shares, the last of which were exercised in 2010. Non-qualified options were not included in the diluted earnings per share denominator as their inclusion would be anti-dilutive for the periods presented.

(f)
Adjusted book value per share is a non-GAAP measure which is derived by expanding the GAAP book value per share calculation to include the effects of assumed conversion of all in-the-money convertible securities and to exclude the net unrealized gains (losses) from Symetra’s fixed maturity portfolio and unearned restricted common shares. See the reconciliation of adjusted book value per share to book value per share on page 43.

(g)
During 2015, 2014, 2013, 2012 and 2011, White Mountains repurchased 387,495, 217,879, 141,535, 1,329,640 and 646,502, respectively, of its common shares through a combination of tender offers, open market transactions and other transactions.

(h)
Includes outstanding options to acquire common shares, when applicable, and excludes unearned shares of restricted stock, the compensation of which, at the date of calculation, has yet to be amortized.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains “forward-looking statements”. White Mountains intends statements that are not historical in nature, which are hereby identified as forward-looking statements, to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. White Mountains cannot promise that its expectations in such forward-looking statements will turn out to be correct. White Mountains’s actual results could be materially different from and worse than its expectations. See “FORWARD-LOOKING STATEMENTS” on page 96 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.
The following discussion also includes five non-GAAP financial measures, adjusted comprehensive income, adjusted book value per share, adjusted capital, consolidated portfolio returns excluding Symetra and common equity securities and other long-term investment returns excluding Symetra that have been reconciled to their most comparable GAAP financial measures (see page 75). White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’s financial performance and condition.

RESULTS OF OPERATIONS FOR THE YEARS ENDED December 31, 2015, 2014 and 2013

Overview—Year Ended December 31, 2015 versus Year Ended December 31, 2014
White Mountains ended 2015 with an adjusted book value per share of $699, an increase of 5.3% during the year, including dividends, compared to an increase of 3.6% during 2014, including dividends. During 2015, White Mountains signed a definitive agreement to sell Sirius Group to CMI, and Symetra announced that it entered into a definitive merger agreement with Sumitomo Life pursuant to which Sumitomo Life will acquire all of the outstanding shares of Symetra. Substantially all of the benefit from the Symetra transaction was recorded in 2015, while the benefit from the Sirius Group transaction will be recorded at closing, which is expected in the first quarter of 2016. Including dividends, Symetra produced $264 million of adjusted comprehensive income for White Mountains in 2015, of which $241 million was recognized as an after-tax unrealized investment gain in the fourth quarter. Including the estimated gain of $84 per share for the Sirius Group sale, adjusted book value per share is approximately $783, an increase of 18.0% for the year ended December 31, 2015, including dividends. See page 44 for the calculation of the estimated gain per share from the Sirius Group transaction.
White Mountains reported adjusted comprehensive income of $232 million in 2015 compared to $135 million in 2014. The increase is driven by $264 million of adjusted comprehensive income from Symetra and lower foreign currency losses, partially offset by lower investment returns excluding Symetra and increased incentive compensation expense recorded in connection with the agreements to sell Sirius Group and Symetra.
OneBeacon’s book value per share increased 3.8% during 2015, including dividends, compared to an increase of 2.1% during 2014, including dividends. OneBeacon’s GAAP combined ratio was 96% for 2015 compared to 102% for 2014. The lower combined ratio is primarily the result of the $109 million loss reserve charge in the fourth quarter of 2014, partially offset by higher expense ratios driven by higher incentive compensation expense, changes in business mix and the impact of exiting the crop business. OneBeacon’s net written premiums decreased 7% to $1.1 billion in 2015, primarily due to the exit from crop and lawyers liability businesses, a decrease in the Healthcare business and the termination of an affiliated reinsurance treaty, partially offset by increases in OneBeacon’s newer Programs and Surety businesses.
As a result of the agreement to sell Sirius Group, its results are reported as discontinued operations within White Mountains’s GAAP financial statements. Sirius Group’s results continue to inure to White Mountains through the closing date of the sale. Sirius Group’s GAAP combined ratio was 85% for 2015 compared to 76% for 2014. The increase was primarily due to lower favorable net loss reserve development and a significantly higher frequency of non-catastrophe per risk and pro rata loss events, including $18 million in losses from the Tianjin port explosions, partially offset by lower catastrophe losses. Additionally, the combined ratio for the year ended December 31, 2015 included 1 point from the cost of ILW covers purchased to mitigate the potential impact of major events on Sirius Group’s balance sheet pending the close of the sale to CMI.
White Mountains’s GAAP pre-tax total return on invested assets was 3.6% for year ended December 31, 2015. Excluding the returns from Symetra, the GAAP pre-tax total return on invested assets was -0.2% for year ended December 31, 2015, which included 0.9% of currency losses, compared to a return of 1.9% for the year ended December 31, 2014, which included 1.9% of currency losses. In local currencies, the fixed income portfolio was up 1.1% for 2015, a decent absolute result for the year and essentially in-line with the Barclays Intermediate Aggregate Index. In local currencies and including Symetra, the equity (common equity securities and other long-term investments) portfolio was up 19.6% for the year; excluding Symetra, the equity portfolio was down 1.4% for the year. White Mountains’s portfolio of common stocks and ETFs, excluding Symetra, was up 3.3%, which was a good result and ahead of the S&P 500 while other long-term investments were down 10.1% reflecting unfavorable mark-to-market adjustments to the OneBeacon runoff surplus notes and losses in energy exposed private equity funds.

In 2015, White Mountains deployed approximately $400 million of capital, including $284 million through share repurchases and approximately $120 million through the purchase of insurance service businesses, both in new investments and additional financings in existing investments to support growth in acquisitions.

Overview—Year Ended December 31, 2014 versus Year Ended December 31, 2013
White Mountains ended 2014 with an adjusted book value per share of $665, an increase of 3.6% during the year, including dividends, compared to an increase of 9.5% during 2013, including dividends. White Mountains reported adjusted comprehensive income of $136 million in 2014 compared to adjusted comprehensive income of $340 million in 2013. The decrease was driven by $87 million of after-tax foreign currency exchange losses, $58 million of after-tax adverse prior year loss reserve development at OneBeacon and lower investment returns.
OneBeacon’s book value per share increased 2.1% during 2014, including dividends, compared to an increase of 17.2% during 2013, including dividends. OneBeacon’s GAAP combined ratio was 102% for 2014 compared to 92% for 2013. OneBeacon’s 2014 results reflect a $109 million pre-tax increase to loss reserves in the fourth quarter of 2014, of which $75 million is related to prior accident years and $34 million related to the current accident year.  Full year 2014 results reflect a $90 million pre-tax increase to prior accident year reserves.  The reserve increases were driven primarily by professional liability (including lawyers’ professional liability) and management liability within Professional Insurance, and to a lesser extent the Entertainment and Government Risks businesses. In 2015, Professional Insurance was reorganized into Other Professional Lines, Management Liability, Financial Services and Healthcare. OneBeacon’s net written premiums increased 12% to $1.2 billion in 2014, primarily related to OneBeacon’s newer businesses, particularly Crop, Programs and Surety.
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
White Mountains’s GAAP pre-tax total return on invested assets was 1.9% for 2014, compared to 4.1% for 2013. 2014 included 1.9% of foreign currency losses, while foreign currency translation did not meaningfully impact investment returns in 2013. In local currencies, the fixed income portfolio was up 2.7% for 2014, a decent absolute result for the year but behind the longer duration Barclays Intermediate Aggregate Index as interest rates fell. In local currencies, the fixed income portfolio was up 0.5% for 2013. In local currencies, the equity portfolio (common equity securities and other long-term investments) was up 8.0% for 2014, a strong absolute result for the year but mixed against benchmarks, underperforming the S&P 500 and outperforming the small-cap Russell 2000. In local currencies, the equity portfolio was up 19.0% for 2013.
During 2014, White Mountains completed the acquisitions of four insurance service businesses: (i) Tranzact, a provider of end-to-end direct-to-consumer customer acquisition solutions to leading insurance carriers, (ii) MediaAlpha, an advertising technology company that develops platforms for the buying and selling of insurance and other vertical-specific performance media, (iii) Wobi, the only price comparison/aggregation business in Israel, and (iv) Star & Shield, which includes the attorney-in-fact for SSIE, a Florida-domiciled reciprocal insurance exchange providing private passenger auto insurance to members of the public safety community and their families. In 2014, White Mountains deployed almost $400 million of capital, including approximately $235 million through the purchase of insurance service businesses and $134 million through share repurchases.

Adjusted Book Value Per Share
The following table presents White Mountains’s adjusted book value per share, a non-GAAP financial measure, for the years ended December 31, 2015, 2014 and 2013 and reconciles this non-GAAP measure to the most comparable GAAP measure. (See “NON-GAAP FINANCIAL MEASURES” on page 75.)

	December 31,
	2015	2014	2013
Book value per share numerators (in millions):
White Mountains’s common shareholders’ equity(1)	$3,913.2	$3,995.7	$3,905.1
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio	—	(34.9)	40.4
Adjusted book value per share numerator(1)	$3,913.2	$3,960.8	$3,945.5
Book value per share denominators (in thousands of shares):
Common shares outstanding(1)	5,623.7	5,986.2	6,176.7
Unearned restricted shares	(25.0)	(25.7)	(33.0)
Adjusted book value per share denominator(1)	5,598.7	5,960.5	6,143.7
Book value per share	$695.84	$667.48	$632.22
Adjusted book value per share	$698.95	$664.50	$642.20
Dividends paid per share	$1.00	$1.00	$1.00

(1)	Excludes stock options, which are anti-dilutive to book value.

The following table presents the estimated net gain from the sale of Sirius Group as of December 31, 2015:

Millions, except per share amounts
Assets held for sale	$4,407.0
Liabilities held for sale	(2,884.0)
Net assets held for sale	1,523.0
Assets to be contributed in exchange for December 31, 2015 carrying value of Symetra and other amounts to be retained by White Mountains	702.8
Assets to be contributed to reflect Symetra at transaction value	3.7	(1)
Less: SIG Preference Shares	(250.0)
Total net assets	1,979.5
Transaction multiple above total net assets	27.3%
	540.4
Additional consideration	10.0
Gain from the sale of Sirius Group	550.4
Estimated compensation expense, transaction costs and other, net of applicable tax	(80.0)
Net gain from the sale of Sirius Group	$470.4
Net gain from the sale of Sirius Group per share	$84.02
(1) The is amount reflects the after-tax increase from the market value of Symetra at December 31, 2015 of $31.77 per share to the transaction value of Symetra of $32.00 per share.

The following table is a summary of goodwill and intangible assets that are included in White Mountains’s adjusted book value as of December 31, 2015, 2014 and 2013:

	December 31,
Millions	2015	2014	2013
Goodwill
Tranzact	$163.8	$145.1	$—
MediaAlpha	18.3	18.3	—
Wobi	5.8	5.5	—
Total goodwill	187.9	168.9	—

Intangible assets
Tranzact	156.1	142.8	—
MediaAlpha	24.4	32.5	—
Wobi and Other	7.3	7.0	5.1
Total intangible assets	187.8	182.3	5.1

Total goodwill and intangible assets (1)	375.7	351.2	5.1

Goodwill and intangible assets attributed to non-controlling interests	(135.8)	(141.8)	(1.3)

Goodwill and intangible assets included in adjusted book value	$239.9	$209.4	$3.8
(1) See Note 6 - “Goodwill and Other Intangible Assets” for details of other intangible assets.

Review of Consolidated Results

A summary of White Mountains’s consolidated financial results for the years ended December 31, 2015, 2014 and 2013 follows:

	Year Ended December 31,
Millions	2015	2014	2013
Gross written premiums	$1,361.7	$1,362.2	$1,176.5
Net written premiums	$1,172.6	$1,239.0	$1,102.2
Revenues
Earned insurance premiums	$1,188.2	$1,185.0	$1,120.9
Net investment income	60.8	59.5	59.8
Net realized and unrealized investment gains	225.4	78.5	133.9
Other revenue — Symetra warrants	—	—	10.8
Other revenue — other	334.2	131.1	36.2
Total revenues	1,808.6	1,454.1	1,361.6
Expenses
Losses and LAE	708.9	824.0	622.1
Insurance acquisition expenses	220.1	206.2	210.4
Other underwriting expenses	218.6	179.6	205.2
General and administrative expenses	458.9	246.0	147.7
General and administrative expenses — amortization of intangible assets	28.6	11.7	1.4
Interest expense	18.6	15.6	16.2
Total expenses	1,653.7	1,483.1	1,203.0
Pre-tax income	154.9	(29.0)	158.6
Income tax benefit (expense)	.7	14.8	(32.6)
Net income from continuing operations	155.6	(14.2)	126.0
Net gain (loss) on sale of discontinued operations, net of tax	18.2	(1.6)	46.6
Net gain from discontinued operations, net of tax	80.6	260.2	99.9
Equity in earnings of unconsolidated affiliates, net of tax	25.1	45.6	36.6
Net income	279.5	290.0	309.1
Net loss attributable to non-controlling interests	18.1	22.2	12.5
Net income attributable to White Mountains’s common shareholders	297.6	312.2	321.6
Change in equity in net unrealized gains (losses) from investments in Symetra common shares, net of tax	(34.9)	75.3	(98.1)
Change in foreign currency translation and pension liability	(.5)	(10.7)	17.4
Change in foreign currency translation and other items from discontinued operations	(65.0)	(169.5)	6.1
Comprehensive income	197.2	207.3	247.0
Comprehensive loss (income) attributable to non-controlling interests	—	3.3	(5.2)
Comprehensive income attributable to White Mountains’s common shareholders	197.2	210.6	241.8
Change in net unrealized (losses) gains from Symetra’s fixed maturity portfolio, net of tax	34.9	(75.3)	98.1
Adjusted comprehensive income(1)	$232.1	$135.3	$339.9

(1)	Adjusted comprehensive income is a non-GAAP measure. For a description of the most comparable GAAP measure (see NON-GAAP FINANCIAL MEASURES on page 75).

Consolidated Results—Year Ended December 31, 2015 versus Year Ended December 31, 2014
White Mountains’s total revenues increased 24% to $1.8 billion in 2015, which was driven by the $259 million unrealized investment gain from Symetra and increases in other revenues from the recently-acquired insurance service businesses. Earned insurance premiums in 2015 were in line with 2014. Net investment income increased 2% to $61 million, as lower investment expenses were mostly offset by lower common stock dividends. White Mountains reported net realized and unrealized investment gains of $225 million in 2015, which included $259 million from Symetra, compared to $79 million of gains in 2014. See “Summary of Investment Results” on page 58 for a discussion and analysis of White Mountains’s investment returns. Other revenue increased to $334 million in 2015 from $131 million in 2014. Other revenue in 2015 included $187 million from Tranzact and $106 million from MediaAlpha compared to $43 million from Tranzact and $65 million from MediaAlpha in 2014. Other revenues also included third-party investment management fee income at WM Advisors of $13 million in 2015, compared to $17 million in 2014. Other revenue included $1 million of WM Life Re’s losses in 2015 compared to $4 million of WM Life Re’s losses in 2014. See Note 9 - “Derivatives” for details regarding WM Life Re’s total impact on White Mountains’s statement of operations. Other revenue also included a $20 million pre-tax gain in 2015 from the sale of Hamer LLC, a small manufacturing company that White Mountains received in 2012 in connection with the liquidation of a limited partnership fund.
White Mountains’s total expenses increased 11% to $1.7 billion in 2015, which was driven by increases in other expenses from the recently-acquired insurance services businesses, partially offset by lower expenses in OneBeacon’s insurance business.  Losses and LAE decreased 14%, primarily due to the $109 million reserve charge recorded by OneBeacon related to the actuarial analysis performed in the fourth quarter of 2014, while insurance acquisition expenses and other underwriting expenses increased 7% and 22% in 2015 due to changes in business mix and higher incentive compensation expense (see “Summary of Operations by Segment” on page 47). General and administrative expenses in 2015 included $167 million from Tranzact and $99 million from MediaAlpha compared to $37 million from Tranzact and $61 million from MediaAlpha in 2014.

Consolidated Results—Year Ended December 31, 2014 versus Year Ended December 31, 2013
White Mountains’s total revenues increased 7% to $1.5 billion in 2014, which was driven by other revenues from the newly-acquired insurance services businesses, offset by a decrease in net unrealized gains from the investment portfolio. Earned insurance premiums increased 6%, driven by an increase from OneBeacon’s newer businesses, particularly OneBeacon Crop Insurance, OneBeacon Program Group and OneBeacon Surety Group. Net investment income was in line with 2013 while net realized and unrealized investment gains decreased to $79 million in 2014 from $134 million in 2013. See “Summary of Investment Results” on page 58 for a discussion and analysis of White Mountains’s investment returns. Other revenue increased to $131 million in 2014 from $47 million in 2013. Other revenue in 2014 included $65 million from MediaAlpha and $43 million from Tranzact. Other revenue in 2013 included transaction gains of $27 million, composed of a $23 million gain on OneBeacon’s sale of Essentia and a $4 million gain from the extension of the transition service agreement for services provided by OneBeacon on business sold to Tower in the personal lines transaction in 2010. In addition, 2013 included $11 million of mark-to-market gains on the Symetra warrants, which were exercised in June 2013. Other revenue included $4 million of WM Life Re’s losses in 2014 compared to $13 million of WM Life Re’s losses in 2013. See Note 9 — “Derivatives” for details regarding WM Life Re’s total impact on White Mountains’s statement of operations. Other revenues in 2014 also included third-party investment management fee income at WM Advisors of $17 million, compared to $16 million in 2013.
White Mountains’s total expenses increased 23% to $1.5 billion in 2014, driven by higher loss and LAE expenses at OneBeacon.  Losses and LAE increased 32%, while insurance acquisition expenses and other underwriting expenses decreased 2% and 12% in 2014. The increase in loss and LAE includes the $109 million reserve charge recorded by OneBeacon related to the actuarial analysis performed in the fourth quarter of 2014, which was partially offset by lower incentive compensation expense accruals, contributing to the decrease in other underwriting expenses in 2014 (see “Summary of Operations by Segment” on page 47). General and administrative expenses in 2014 included $61 million from MediaAlpha and $37 million from Tranzact.

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
White Mountains reported income tax benefit of $1 million in 2015 on pre-tax income of $155 million. White Mountains’s effective tax rate for 2015 was near zero, which was lower than the U.S. statutory rate of 35% due primarily to income generated in jurisdictions with lower tax rates than the United States.

White Mountains reported income tax benefit of $15 million in 2014 on pre-tax loss of $29 million. White Mountains’s effective tax rate for 2014 was 51%, which was higher than the U.S. statutory rate of 35% due primarily to losses generated in the U.S. and income generated in jurisdictions with lower tax rates than the United States.
White Mountains reported an income tax expense of $33 million in 2013 on pre-tax income of $159 million. White Mountains’s effective tax rate for 2013 was 21%, which was lower than the U.S. statutory rate of 35% due primarily to income generated in jurisdictions with lower tax rates than the United States. In addition, the effective tax rate reflects a $7 million release of a valuation allowance at OneBeacon related to the restructuring of a surplus note issued to a consolidated insurance reciprocal exchange.

I. Summary of Operations By Segment

White Mountains conducts its operations through three segments: (1) OneBeacon, (2) HG Global/BAM and (3) Other Operations. While investment results are included in these segments, because White Mountains manages the majority of its investments through its wholly-owned subsidiary, WM Advisors, a discussion of White Mountains’s consolidated investment operations is included after the discussion of operations by segment. White Mountains’s segment information is presented in Note 16 —“Segment Information” to the Consolidated Financial Statements.
As a result of the Sirius Group sale, the results of operations for Sirius Group have been classified as discontinued operations and are now presented separately, net of related income taxes, in the statement of comprehensive income. Prior year amounts have been reclassified to conform to the current period’s presentation (See Note 22 - “Discontinued Operations”.)

OneBeacon

Financial results and GAAP combined ratios for OneBeacon for the years ended December 31, 2015, 2014 and 2013 follow:

	Year Ended December 31,
$ in millions	2015	2014	2013
Gross written premiums	$1,315.9	$1,323.4	$1,162.9
Net written premiums	$1,136.6	$1,216.9	$1,088.6

Earned insurance premiums	$1,176.2	$1,177.1	$1,120.4
Net investment income	45.9	43.4	43.0
Net realized and unrealized investment (losses) gains	(35.1)	40.4	49.4
Other revenue	(.6)	5.8	31.2
Total revenues	1,186.4	1,266.7	1,244.0
Losses and LAE	700.7	815.1	622.1
Insurance acquisition expenses	213.8	203.3	208.9
Other underwriting expenses	218.2	179.2	204.8
General and administrative expenses	14.1	12.4	10.6
Amortization of intangible assets	1.3	1.4	1.4
Interest expense on debt	13.0	13.0	13.0
Total expenses	1,161.1	1,224.4	1,060.8
Pre-tax income	$25.3	$42.3	$183.2

GAAP Ratios:
Losses and LAE	60%	69%	56%
Expense	36	33	36
Combined	96%	102%	92%

The following table presents OneBeacon’s book value per share.

	December 31,
Millions, except per share amounts	2015	2014	2013
OneBeacon’s common shareholders’ equity	$1,000.9	$1,045.8	$1,103.7
OneBeacon common shares outstanding	95.1	95.3	95.4
OneBeacon book value per common share	$10.53	$10.97	$11.57
Dividends paid per common share	$.84	$.84	$.84

OneBeacon Results—Year Ended December 31, 2015 versus Year Ended December 31, 2014
OneBeacon ended 2015 with a book value per share of $10.53, an increase of 3.8% during 2015, including dividends, compared to an increase of 2.1% during 2014, including dividends. Improved underwriting results drove the increase in OneBeacon’s book value per share growth for 2015.
OneBeacon’s GAAP combined ratio decreased to 96% for 2015 from 102% for 2014. The decrease was primarily driven by a 9 point decrease in the loss ratio from non-recurrence of adverse prior accident year loss reserve development in 2015, partially offset by an increase in the expense ratio and the impact of increasingly competitive markets on the current year accident loss ratio. There was no net loss reserve development in 2015, primarily attributable to favorable net loss reserve development from the Technology, Collector Cars and Boats, Specialty Property and Financial Services lines of business, offset by unfavorable net loss reserve development from the Entertainment and Ocean Marine lines of business. In 2014, there was $90 million, or 8 points, of unfavorable net prior accident year adverse loss reserve development (described below in “2014 Fourth Quarter Loss and LAE Reserve Increase.”). The increase in the expense ratio for 2015 was primarily due to higher incentive compensation expense, higher acquisition costs due to changes in business mix and the impact of exiting the crop business.
During 2015, OneBeacon recognized a loss of $4 million in other revenues in connection with an assessment from the Michigan Catastrophic Claims Association payable to Markel Corporation pursuant to the indemnification provisions in the stock purchase agreement governing the sale of Essentia. OneBeacon previously recognized a pretax gain of $23 million in 2013 on its sale of Essentia, an indirect wholly-owned subsidiary which wrote legacy collector cars and boats business, to Markel Corporation.
OneBeacon’s net written premiums decreased 7% in 2015 to $1.1 billion, primarily due to the exit from crop ($44 million) and lawyers liability ($28 million) businesses, a decrease in the Healthcare business ($33 million) and the termination of an affiliated reinsurance treaty ($20 million), partially offset by increases in OneBeacon’s newer Programs and Surety businesses ($67 million). Excluding the impact of OneBeacon’s exit from the Crop and lawyers liability businesses and the affiliated reinsurance treaty termination, consolidated net written premiums increased $13 million, or 1.1%.
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
For 2015 and 2014, OneBeacon’s net combined ratio was higher than the gross combined ratio by 1 point and 2 points as a result of the cost of the reinsurance programs more than offsetting the benefits from ceded losses.

OneBeacon Results—Year Ended December 31, 2014 versus Year Ended December 31, 2013
OneBeacon ended 2014 with a book value per share of $10.97, an increase of 2.1% during 2014, including dividends, compared to an increase of 17.2% during 2013, including dividends. During 2014, OneBeacon’s book value per share was significantly impacted by (1) a fourth quarter increase in loss and LAE reserves of $109 million ($71 million after-tax) resulting from an actuarial and claims analysis of its ongoing specialty loss reserves, as further described below; (2) a $21 million after-tax loss from discontinued operations, driven primarily by valuation adjustments related to the surplus notes provided in conjunction with the seller financing of the Runoff Transaction; and (3) an after-tax other comprehensive loss of $12 million, primarily due to a decrease in the weighted average discount rate (from 4.7% to 3.9%), as well as a change in the mortality assumptions, used for the annual remeasurement of OneBeacon’s legacy pension plan.
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
OneBeacon’s net written premiums increased 12% in 2014 to $1.2 billion, primarily due to an $80 million increase from its newer businesses, particularly OneBeacon Crop Insurance, OneBeacon Program Group and OneBeacon Surety Group.

2014 Fourth Quarter Loss and LAE Reserve Increase
Through the first nine months of 2014, OneBeacon recorded $14.3 million of unfavorable loss and LAE reserve development, driven by greater-than-expected large losses in several underwriting units, primarily in the professional and management liability lines within Professional Insurance. In 2015, Professional Insurance was reorganized into Other Professional Lines, Management Liability, Financial Services and Healthcare. This large loss activity, which occurred mostly during the second and third quarters of 2014, also impacted the current accident year loss and LAE estimates. Additionally, OneBeacon incurred higher-than-usual claim coverage determination costs, a component of LAE expenses, during the first nine months of 2014. Other underwriting units also reported increased claim activity, including Entertainment, Government Risks, and Accident.
Since the increased level of loss and LAE activity continued into the early part of the fourth quarter, the high level of activity in the second and third quarters no longer seemed to be isolated occurrences. As such, during the fourth quarter of 2014, OneBeacon enhanced its actuarial and claims review in several areas. OneBeacon isolated the recent large loss activity in each of its underwriting units and examined the emergence of large losses relative to the timing and amounts of expected large losses. OneBeacon also conducted additional analyses in the lawyers’ professional liability line within Professional Insurance. These new analyses included a claim level review and the application of additional actuarial methods and loss development assumptions. The results of these analyses indicated that the assumed tail risk included in the loss development patterns used to record IBNR reserves for this line were insufficient and needed to be increased for remaining long-tail exposures. OneBeacon’s claims and actuarial staff also conducted an in-depth review of coverage determination, litigation and other claim-specific adjusting expenses as a result of an emerging trend of increased expenses in these areas over recent quarters, particularly coverage determination expenses. This review concluded that the ultimate costs of these loss adjustment expenses were larger than previously estimated, causing management to record an increase in estimated LAE expenses, primarily in Professional Insurance. Finally, OneBeacon also recorded unfavorable prior year development in other underwriting units, including Entertainment and Government Risks. The unfavorable loss development in Entertainment and Government Risks resulted from heavier than expected claim activity during the fourth quarter, predominantly in the general liability and commercial auto liability lines.

In order to fully reflect these recent trends, OneBeacon recorded a $109 million increase in loss and LAE reserves, which included a $75 million increase in prior accident year loss and LAE reserves and a $34 million increase in the current accident year loss and LAE reserves recorded at September 30, 2014. The components of the 2014 fourth quarter loss and LAE reserve increase and the net loss and LAE development for the full year are provided below:

Underwriting Unit	2014 Fourth Quarter Reserve Increases			Full Year 2014
Millions	Current Accident Year	Prior Accident Year	Total	Net Prior Year Development
Professional Insurance	$22.9	$46.4	$69.3	$59.1
Specialty Property	(1.1)	5.7	4.6	1.1
Crop	3.8	—	3.8	—
Other	2.8	(.4)	2.4	1.6
Specialty Products	28.4	51.7	80.1	61.8

Entertainment	1.5	11.6	13.1	13.5
Government Risks	1.2	7.1	8.3	8.5
Accident	—	3.5	3.5	6.0
Other	2.6	1.6	4.2	—
Specialty Industries	5.3	23.8	29.1	28.0

Total	$33.7	$75.5	$109.2	$89.8

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
As part of closing the Runoff Transaction on December 23, 2014, OneBeacon provided financing in the form of surplus notes with a par value of $101 million issued by OneBeacon Insurance Company (“OBIC”), one of the entities that were transferred from OneBeacon to Armour as part of the transaction (the “OneBeacon Surplus Notes”). As of December 31, 2014, the OneBeacon Surplus Notes had a fair value of $65 million, based on a discounted cash flow model, resulting in a total valuation adjustment of $36 million pre-tax ($23 million after tax) included in loss from sale of discontinued operations. Subsequent to closing, the OneBeacon Surplus Notes are included in OneBeacon’s investment portfolio, categorized within other long-term investments, and subsequent changes in value thereon will be reflected in continuing operations. See “Critical Accounting Estimates” on page 76 for a sensitivity analysis of potential changes in these key variables that can impact the estimated fair value of the OneBeacon Surplus Notes.
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

HG Global/BAM

The following table presents the components of pre-tax income included in White Mountains’s HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$25.9	$—	$25.9
Assumed (ceded) written premiums	19.3	(19.3)	—	—
Net written premiums	$19.3	$6.6	$—	$25.9

Earned insurance and reinsurance premiums	$2.5	$.8	$—	$3.3
Net investment income	1.9	4.2	—	6.1
Net investment income - BAM Surplus Notes	15.8	—	(15.8)	—
Net realized and unrealized investment (losses) gains	(.3)	.9	—	.6
Other revenue	—	.7	—	.7
Total revenues	19.9	6.6	(15.8)	10.7
Insurance and reinsurance acquisition expenses	.6	2.3	—	2.9
Other underwriting expenses	—	.4	—	.4
General and administrative expenses	1.4	35.4	—	36.8
Interest expense - BAM Surplus Notes	—	15.8	(15.8)	—
Total expenses	2.0	53.9	(15.8)	40.1
Pre-tax income (loss)	$17.9	$(47.3)	$—	$(29.4)

	Year Ended December 31, 2014
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$16.2	$—	$16.2
Assumed (ceded) written premiums	12.3	(12.3)	—	—
Net written premiums	$12.3	$3.9	$—	$16.2

Earned insurance and reinsurance premiums	$1.4	$.4	$—	$1.8
Net investment income	1.4	5.7	—	7.1
Net investment income - BAM Surplus Notes	15.7	—	(15.7)	—
Net realized and unrealized investment gains	1.7	6.6	—	8.3
Other revenue	—	.6	—	.6
Total revenues	20.2	13.3	(15.7)	17.8
Insurance and reinsurance acquisition expenses	.3	1.8	—	2.1
Other underwriting expenses	—	.4	—	.4
General and administrative expenses	1.6	35.9	—	37.5
Interest expense - BAM Surplus Notes	—	15.7	(15.7)	—
Total expenses	1.9	53.8	(15.7)	40.0
Pre-tax income (loss)	$18.3	$(40.5)	$—	$(22.2)

	Year Ended December 31, 2013
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$13.6	$—	$13.6
Assumed (ceded) written premiums	10.6	(10.6)	—	—
Net written premiums	$10.6	$3.0	$—	$13.6

Earned insurance and reinsurance premiums	$.4	$.1	$—	$.5
Net investment income	1.0	4.7	—	5.7
Net investment income - BAM Surplus Notes	40.2	—	(40.2)	—
Net realized and unrealized investment losses	(2.0)	(9.3)	—	(11.3)
Other revenue	—	.4	—	.4
Total revenues	39.6	(4.1)	(40.2)	(4.7)
Insurance and reinsurance acquisition expenses	.1	1.4	—	1.5
Other underwriting expenses	—	.4	—	.4
General and administrative expenses	1.4	32.5	—	33.9
Interest expense - BAM Surplus Notes	—	40.2	(40.2)	—
Total expenses	1.5	74.5	(40.2)	35.8
Pre-tax income (loss)	$38.1	$(78.6)	$—	$(40.5)

HG Global/BAM Results-Year Ended December 31, 2015 versus Year Ended December 31, 2014
BAM is a mutual insurance company whose affairs are managed on a statutory accounting basis, and it does not report stand-alone GAAP financial results. BAM is owned by its members. Each municipal issuer insured by BAM becomes a “member” of BAM. The cost of policies issued by BAM is comprised of a risk premium and a contribution to BAM’s qualified statutory capital (a “Member Surplus Contribution”).
In 2015, BAM insured $10.6 billion of municipal bonds, $10.0 billion of which were in the primary market, up 36% from 2014. The average total premium (including both risk premiums and Member Surplus Contributions), weighted by insured par, of insurance provided by BAM in the primary markets in 2015 was 48 basis points, up from 36 basis points in 2014.
BAM’s “claims-paying resources” represent the capital BAM has available to pay claims and, as such, is a key indication of BAM’s financial strength. BAM’s claims-paying resources include BAM’s qualified statutory capital, including Member Surplus Contributions, net unearned premiums and the first loss reinsurance protection provided by HG Re, which is collateralized and held in trusts. BAM expects Member Surplus Contributions and HG Re’s reinsurance protection to be the primary drivers of continued growth of its claims-paying resources.
In 2015, BAM’s claims paying resources increased 3% to $601.3 million at December 31, 2015. The increase was primarily driven by $29 million of Member Surplus Contributions and a $17 million increase in the HG Re collateral trusts, partially offset by BAM’s 2015 statutory net loss of $32 million.
The following table presents BAM’s total claims paying resources as of December 31, 2015 and 2014:

	As of December 31,
Millions	2015	2014
Qualified statutory capital	$449.6	$453.4
Net unearned premiums	12.5	6.4
Present value of future installment premiums	2.6	1.4
Collateral trusts	136.6	120.0
Claims paying resources	$601.3	$581.2

As a mutual insurance company that is owned by its members, BAM’s results do not affect White Mountains’s adjusted book value per share. However, White Mountains is required to consolidate BAM’s results in its GAAP financial statements and its results are attributed to non-controlling interests.
HG Global reported GAAP pre-tax income of $18 million in both 2015 and 2014, which was driven by $16 million of interest income on the BAM Surplus Notes in both periods.
White Mountains reported $47 million of GAAP pre-tax losses on BAM in 2015, driven by $16 million of interest expense on the BAM Surplus Notes and $35 million of operating expenses, compared to $41 million in pre-tax losses in 2014, driven by $16 million of interest expense on the BAM Surplus Notes and $36 million of operating expenses, partially offset by $7 million of net realized and unrealized investment gains.

HG Global/BAM Results-Year Ended December 31, 2014 versus Year Ended December 31, 2013
In 2014, BAM insured $7.8 billion of municipal bonds, $7.4 billion of which were in the primary market, up 66% from 2013. The average total premium (including both risk premium and Member Surplus Contributions), weighted by insured par, of insurance provided by BAM in the primary markets in 2014 was 36 basis points, down from 59 basis points in 2013.
BAM’s claims paying resources as of December 31, 2014 increased $3 million from December 31, 2013. The increase was primarily driven by $16 million of Member Surplus Contributions, a $15 million increase in the HG Re collateral trusts and a $3 million increase in net unearned premiums, offset by BAM’s 2014 statutory net loss of $32 million.
The following table presents BAM’s total claims paying resources as of December 31, 2014 and 2013:

	As of December 31,
Millions	2014	2013
Qualified statutory capital	$453.4	$470.1
Net unearned premiums	6.4	3.0
Present value of future installment premiums	1.4	--
Collateral trusts	120.0	105.4
Claims paying resources	$581.2	$578.5

HG Global reported pre-tax income of $18 million in 2014, which was driven by $16 million of interest income on the BAM Surplus Notes, compared to $38 million in 2013, which was driven by $40 million of interest income on the BAM Surplus Notes. The decrease in interest income on the BAM Surplus Notes was due to a change in the interest rate. (See “LIQUIDITY AND CAPITAL RESOURCES, HG Global/BAM”, on page 65.)
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

The following table presents amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’s consolidated balance sheet as of December 31, 2015 and 2014:

	As of December 31, 2015
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total Segment
Assets
Fixed maturity investments	$130.6	$417.0	$—	$547.6
Short-term investments	5.6	43.3	—	48.9
Total investments	136.2	460.3	—	596.5
Cash	.1	15.8	—	15.9
BAM Surplus Notes	503.0	—	(503.0)	—
Accrued interest receivable on BAM Surplus Notes	90.2	—	(90.2)	—
Other assets	9.5	26.8	(.8)	35.5
Total assets	$739.0	$502.9	$(594.0)	$647.9
Liabilities
BAM Surplus Notes(1)	$—	$503.0	$(503.0)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	90.2	(90.2)	—
Preferred dividends payable to White Mountains's subsidiaries(3)	135.4	—	—	135.4
Preferred dividends payable to non-controlling interests	4.3	—	—	4.3
Other liabilities	41.5	49.7	(.8)	90.4
Total liabilities	181.2	642.9	(594.0)	230.1
Equity
White Mountains’s common shareholders’ equity	540.7	—	—	540.7
Non-controlling interests	17.1	(140.0)	—	(122.9)
Total equity	557.8	(140.0)	—	417.8
Total liabilities and equity	$739.0	$502.9	$(594.0)	$647.9

	As of December 31, 2014
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total Segment
Assets
Fixed maturity investments	$114.4	$419.4	$—	$533.8
Short-term investments	6.6	34.8	—	41.4
Total investments	121.0	454.2	—	575.2
Cash	.3	17.3	—	17.6
BAM Surplus Notes	503.0	—	(503.0)	—
Accrued interest receivable on BAM Surplus Notes	74.4	—	(74.4)	—
Other assets	5.7	17.0	(.5)	22.2
Total assets	$704.4	$488.5	$(577.9)	$615.0
Liabilities
BAM Surplus Notes(1)	$—	$503.0	$(503.0)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	74.4	(74.4)	—
Preferred dividends payable to White Mountains's subsidiaries(3)	93.3	—	—	93.3
Preferred dividends payable to non-controlling interests	2.9	—	—	2.9
Other liabilities	24.8	33.0	(.5)	57.3
Total liabilities	121.0	610.4	(577.9)	153.5
Equity
White Mountains’s common shareholders’ equity	565.5	—	—	565.5
Non-controlling interests	17.9	(121.9)	—	(104.0)
Total equity	583.4	(121.9)	—	461.5
Total liabilities and equity	$704.4	$488.5	$(577.9)	$615.0

(1)	Under GAAP, the BAM Surplus Notes are classified as debt by the issuer. Under U.S. Statutory accounting, they are classified as Surplus.

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

The following table presents the gross par value of policies priced and closed by BAM for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
Millions	2015	2014
Gross par value of primary market policies priced	$9,911.8	$7,641.1
Gross par value of secondary market policies priced	611.1	470.9
Total gross par value of market policies priced	10,522.9	8,112.0

Less: Gross par value of policies priced yet to close	(298.6)	(379.5)
Gross par value of policies closed that were previously priced	381.7	97.5
Total gross par value of market policies closed	$10,606.0	$7,830.0

Other Operations
A summary of White Mountains’s financial results from its Other Operations segment for the years ended December 31, 2015, 2014 and 2013 follows:

	Year Ended December 31,
Millions	2015	2014	2013
Earned insurance premiums	$8.7	$6.1	$—
Net investment income	8.8	9.0	11.1
Net realized and unrealized investment gains	259.9	29.8	95.8
Other revenue—MediaAlpha	105.5	65.3	—
Other revenue—Tranzact	186.9	43.2	—
Other revenue—Symetra warrants	—	—	10.8
Other revenue	41.7	16.2	4.6
Total revenues	611.5	169.6	122.3
Losses and LAE	8.2	8.9	—
Insurance and reinsurance acquisition expenses	3.4	.8	—
General and administrative expenses—MediaAlpha	99.0	60.6	—
General and administrative expenses—Tranzact	167.3	37.4	—
General and administrative expenses—amortization of intangible assets	27.3	10.3	—
General and administrative expenses	141.7	98.1	103.2
Interest expense on debt	5.6	2.6	3.2
Total expenses	452.5	218.7	106.4
Pre-tax income (loss)	$159.0	$(49.1)	$15.9

Other Operations Results—Year Ended December 31, 2015 versus Year Ended December 31, 2014
White Mountains’s Other Operations segment reported pre-tax income of $159 million in 2015 compared to a pre-tax loss of $49 million in 2014.  White Mountains’s Other Operations segment reported net realized and unrealized investment gains of $260 million in 2015 compared to $30 million in 2014, primarily related to the $259 million unrealized gain from the investment in Symetra common shares. (See “Summary of Investment Results” on page 58.) The Other Operations segment reported net investment income of $9 million in both 2015 and 2014. Other revenues in 2015 includes $187 million from Tranzact and $106 million from MediaAlpha compared to $43 million from Tranzact and $65 million from MediaAlpha in 2014. White Mountains acquired its stake in Tranzact in October 2014 and acquired its stake in MediaAlpha in March 2014. Other revenue also includes a $20 million pre-tax gain in 2015 from the sale of Hamer LLC, a small manufacturing company that White Mountains received in 2012 in connection with the liquidation of a limited partnership fund. In addition, other revenues in 2015 included third-party investment management fee income at WM Advisors of $13 million, compared to $17 million in 2014.

General and administrative expenses in 2015 included $167 million from Tranzact and $99 million from MediaAlpha compared to $37 million from Tranzact and $61 million from MediaAlpha in 2014. General and administrative expenses also included $36 million of increased incentive compensation expense recorded in connection with the agreements to sell Sirius Group and Symetra.
WM Life Re reported losses of $6 million in 2015 compared to $9 million in 2014. See Note 9 - “Derivatives” for details regarding WM Life Re’s total impact on White Mountains’s statement of operations.
White Mountains’s Other Operations segment reported a $4 million GAAP pre-tax loss relating to SSIE in 2015 compared to $12 million in 2014. As a reciprocal insurance exchange that is owned by its policyholders, SSIE’s results are attributed to non-controlling interests and do not affect White Mountains’s adjusted book value per share.
Share repurchases. White Mountains repurchased and retired 387,495 of its common shares for $284 million in 2015 at an average price per share of $733.37, or approximately 105% of White Mountains’s December 31, 2015 adjusted book value per share. The average share price paid was approximately 94% of White Mountains’s December 31, 2015 adjusted book value per share including the estimated gain from the Sirius Group transaction.

Other Operations Results—Year Ended December 31, 2014 versus Year Ended December 31, 2013
White Mountains’s Other Operations segment reported pre-tax loss of $49 million in 2014 compared to pre-tax income of $16 million in 2013.  White Mountains’s Other Operations segment reported net realized and unrealized investment gains of $30 million in 2014 compared to $96 million in 2013. (See “Summary of Investment Results” on page 58.) The Other Operations segment reported net investment income of $9 million in 2014 compared to $11 million in 2013. Other revenues in 2014 included $65 million from MediaAlpha and $43 million from Tranzact, which are revenues recorded since their acquisition in 2014. Other revenues in 2014 also included third-party investment management fee income at WM Advisors of $17 million, compared to $16 million in 2013. Other revenue in 2013 included $11 million of mark-to-market gains on the Symetra warrants prior to their exercise in the second quarter of 2013. (See “Investment in Symetra Common Shares” on page 63.)
General and administrative expenses increased in 2014 primarily due to expenses related to MediaAlpha and Tranzact, including amortization of intangible assets, which substantially offset their revenues in pre-tax income. The increase from these new businesses was partially offset by a decrease in incentive compensation accruals in 2014. General and administrative expenses in 2013 included a $10 million reduction related to an adjustment to the fair value of variable annuity death benefit expenses at WM Life Re, which was mostly offset in other revenues by a component of the change in the fair value of WM Life Re's derivative assets and liabilities. WM Life Re reported losses of $9 million in 2014 compared to $17 million in 2013. WM Life Re’s results in 2013 included $7 million of gains associated with changes in projected surrender assumptions, partially offset by increased trading expenses. See Note 9 — “Derivatives” for details regarding WM Life Re’s total impact on White Mountains’s statement of operations.
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

Discontinued Operations

Sirius Group
On July 24, 2015, White Mountains entered into an agreement to sell Sirius Group to CM International Holding PTE Ltd., the Singapore-based investment arm of CMI. The purchase price will be paid in cash in an amount equal to 127.3% of Sirius Group’s closing date tangible common shareholder’s equity, plus $10 million. The transaction is expected to close in the first quarter of 2016 and is subject to regulatory approvals and other customary closing conditions. As a result of the agreement to sell Sirius Group, its results are reported as discontinued operations within White Mountains’s GAAP financial statements. Sirius Group’s results continue to inure to White Mountains through the closing date of the sale.

Sirius Group Results—Year Ended December 31, 2015 versus Year Ended December 31, 2014
Sirius Group's GAAP combined ratio was 85% for the year ended December 31, 2015 compared to 76% for 2014. Loss and expense ratios for the 2015 periods were increased by a higher frequency of non-catastrophe per risk and pro rata loss events, which primarily impacted the property, aviation, contingency, and marine lines of business, as well as continued pressure on rates and terms due to continued competitive market conditions. The 2015 results included $18 million of losses after reinstatement premiums from the Tianjin port explosion. Also, the combined ratios for the year ended December 31, 2015 were higher by 1 point due to the cost of ILW Covers. The 2015 period included 3 points of catastrophe losses, primarily from the Chennai flood in Southern India and winter storms in the Northeastern United States, compared to 7 points in 2014. Favorable net loss reserve development was 6 points in 2015 primarily due to decreases in casualty and property loss reserves, compared to 11 points of favorable net loss reserve development in 2014.
Reinsurance protection. In addition to the ILW Covers, Sirius Group’s reinsurance protection primarily consists of pro-rata and excess of loss protections to cover aviation, trade credit, and certain accident and health and property exposures. Sirius Group’s proportional reinsurance programs provide protection for part of the non-proportional treaty accounts written in Europe, the Americas, Asia, the Middle East and Australia. This reinsurance is designed to increase underwriting capacity where appropriate, and to reduce exposure both to large catastrophe losses and to a frequency of smaller loss events. Attachment points and coverage limits vary by region and line of business around the world.
Sirius Group’s net combined ratio was 6 points higher than the gross combined ratio for the year ended December 31, 2015 and 1 point lower than the gross combined ratio for 2014. In 2015, the net combined ratio was higher than the gross combined ratio primarily due to the cost of property retrocessional coverage, including the ILW Covers, with limited or no loss recoveries. In 2014, the net combined ratio was lower than the gross combined ratio because ceded loss recoveries, primarily in the accident and health and aviation lines, mostly offset the premiums ceded under Sirius Group’s reinsurance protection programs.

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

OneBeacon Runoff
During 2014, OneBeacon recorded a $19 million net loss on sale of discontinued operations on the Runoff Transaction, which included a $24 million after-tax loss from the change in the estimated value of the surplus notes issued with the Runoff Transaction, partially offset by a reduction in the loss on sale from the Runoff Transaction related to the change in the treatment of the $7 million pre-tax ($5 million after-tax) reserve charge recorded during the second quarter of 2013 (as described below). Previously, OneBeacon expected that the Runoff Business Stock Purchase Agreement (“Runoff SPA”) would be amended to provide for the transfer of $7 million of additional assets to support the reserve charge. The Runoff SPA was instead revised to increase the cap on seller financing.
During 2013, OneBeacon recorded a $79 million pre-tax loss and LAE provision for the Runoff Business. This reserve charge included a $7 million increase in loss and LAE reserves recorded in the second quarter of 2013, which partially offset $8 million of other revenue associated with a settlement award in the second quarter of 2013 in the Safeco v. American International Group, Inc. (“AIG”) class action related to AIG's alleged underreporting of workers compensation premiums to the National Workers Compensation Reinsurance Pool. The $71 million pre-tax ($46 million after-tax) of net losses from discontinued operations were fully offset by a $46 million after-tax reduction in the loss on sale of discontinued operations, as prescribed by the terms of the Runoff SPA, which stated that the buyer assumed the risk that loss and LAE reserves develop unfavorably from September 30, 2012 onward.

Esurance
During 2015 and 2014, White Mountains recognized $18 million and $3 million of net income from discontinued operations related to the final settlement with Allstate for favorable development on loss reserves transferred in the sale of Esurance and Answer Financial. Since the closing of the transaction through September 30, 2015, White Mountains has received a net amount of $28 million from Allstate, primarily related to the favorable development on loss reserves.

Fireman’s Fund
During 2014, White Mountains recorded a gain in discontinued operations of $14 million from a payment received from Allianz, the purchaser of White Mountains's former subsidiary Fireman’s Fund Insurance Company (“FFIC”), related to the utilization of alternative minimum tax credits associated with the tax loss on the sale of FFIC in 1991.

II. Summary of Investment Results - Total Operations

White Mountains's total operations investment results include continuing operations and discontinued operations. As a result of the agreement to sell Sirius Group, its results are reported in discontinued operations within White Mountains’s GAAP financial statements. Sirius Group’s results continue to inure to White Mountains through the closing date of the sale. White Mountains will continue to manage Sirius Group's investment portfolio for a transition period after the sale.
For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a better comparison to benchmark returns, while all dollar amounts are presented net of any management fees and trading expenses.  A summary of White Mountains’s consolidated pre-tax investment results, including the returns from discontinued operations, for the years ended December 31, 2015, 2014 and 2013 follows:

Gross investment returns and benchmarks returns

	Year Ended December 31,
	2015	2014	2013
Fixed maturity investments	0.3%	0.9%	0.5%
Short-term investments	(0.9)%	(2.0)%	0.1%
Total fixed income investment returns:
In U.S. dollars	0.2%	0.5%	0.4%
In local currencies	1.1%	2.7%	0.5%
Barclays U.S. Intermediate Aggregate Index	1.2%	4.1%	(1.0)%

Common equity securities	33.2%	7.5%	23.2%
Other long-term investments	(10.1)%	6.5%	7.6%
Total common equity securities and other long-term investments returns:
In U.S. dollars	19.3%	7.2%	18.9%
In local currencies	19.6%	8.1%	19.0%
In local currencies - excluding Symetra	(1.4)%	8.1%	19.0%
S&P 500 Index (total return)	1.4%	13.7%	32.4%

Total consolidated portfolio
In U.S. dollars	3.6%	1.9%	4.1%
In local currencies	4.5%	3.8%	4.2%
In local currencies - excluding Symetra	0.7%	3.8%	4.2%

Investment Returns—Year Ended December 31, 2015 versus Year Ended December 31, 2014
White Mountains’s GAAP pre-tax total return on invested assets was 3.6% for 2015, compared to 1.9% for 2014. The 2015 results were primarily driven by $259 million in pre-tax unrealized investment gains recognized in the fourth quarter of 2015 resulting from the Symetra transaction. The 2015 and 2014 returns included 0.9% and 1.9% of foreign currency losses. Excluding the results from Symetra, the GAAP total return on invested assets was 0.7% in local currencies for the year ended December 31, 2015.  White Mountains’s total operations after tax realized and unrealized investment gains were $203 million and $214 million for 2015 and 2014.

Fixed income results
White Mountains maintains a high-quality, short-duration fixed income portfolio. As of December 31, 2015, the fixed income portfolio duration was approximately 2.2 years, including short-term investments, compared to 2.0 years as of December 31, 2014.
In local currencies, the fixed income portfolio returned 1.1% for 2015, a decent absolute result for the year and essentially in-line with the longer duration Barclays U.S. Intermediate Aggregate Index return of 1.2%. Including foreign currency losses, the fixed income portfolio returned 0.2% for 2015. In local currencies, the fixed income portfolio returned 2.7% for 2014, a decent absolute result for the year but behind the longer duration Barclays U.S. Intermediate Aggregate Index return of 4.1%. The portfolio’s short duration positioning contributed to the underperformance versus the benchmark as interest rates fell in 2014. Including foreign currency losses, the fixed income portfolio returned 0.5% for 2014.

Common equity securities and other long-term investments results
White Mountains maintains an equity portfolio that consists of common equity securities and other long-term investments, including hedge funds, private equity funds, direct investments in privately held common and convertible securities and the OneBeacon surplus notes. White Mountains’s management believes that prudent levels of investments in common equity securities and other long-term investments are likely to enhance long-term after-tax total returns. White Mountains’s portfolio of common equity securities and other long-term investments represented approximately 23% and 18% of GAAP invested assets as of December 31, 2015 and December 31, 2014. When reflecting the closing of the Symetra sale on February 1, 2016, White Mountains’s portfolio of common equity securities and other long-term investments represented approximately 14% of GAAP invested assets as of December 31, 2015.
In local currencies, the equity portfolio, including the Symetra gain, returned 19.6% for 2015. In local currencies, excluding the Symetra gain, the equity portfolio returned -1.4% for 2015, underperforming the S&P 500 Index return of 1.4%. The underperformance versus the benchmark for 2015 was primarily due to unfavorable mark-to-market adjustments to the OneBeacon runoff surplus notes, losses from energy exposed private equity funds, the write-off of TaCerto and unfavorable results from a distressed hedge fund. Within the equity portfolio, White Mountains’s portfolio of common equity securities, excluding Symetra, returned 3.3% in local currencies for 2015, a good absolute result for the year and ahead of the S&P 500 Index return of 1.4%. Including foreign currency losses and the Symetra gain, the equity portfolio returned 19.3% for 2015.
In local currencies, the equity portfolio returned 8.1% for 2014, a strong absolute result but mixed against benchmarks, underperforming the S&P 500 Index return of 13.7% and outperforming the small-cap Russell 2000 return of 4.9%. Including foreign currency losses, the equity portfolio returned 7.2% for 2014.
White Mountains has established relationships with third party registered investment advisers to manage publicly-traded common equity securities and convertibles. The largest of these relationships have been with Prospector Partners LLC (“Prospector”), Lateef Investment Management (“Lateef”) and Silchester International Investors (“Silchester”). During the second quarter of 2015, White Mountains instructed Prospector to liquidate its separate account portfolios and redeemed its investments in the Prospector Funds. White Mountains has since terminated its investment management agreements with Prospector.  White Mountains continues to have publicly-traded common equity securities actively managed by Lateef and Silchester.
During the second quarter of 2015, White Mountains purchased exchange traded funds (ETFs) that seek to provide investment results that, before expenses, generally correspond to the performance of the S&P 500 Index, Russell 1000 and Russell 1000 Value Indices. As of December 31, 2015, White Mountains had $355.8 million invested in ETFs (including discontinued operations). The following summarizes White Mountains's investments in ETFs by exposure to each index:

Index	Market Value
Millions	December 31, 2015
S&P 500	$297.3
Russell 1000 Value	40.8
Russell 1000	17.7
Total	$355.8

In 2015, the ETFs earned the effective market return, before expenses, over the period in which White Mountains was invested in each respective fund.

The Lateef separate account is a highly concentrated portfolio of high quality mid- and large-cap growth companies. Lateef is a growth at a reasonable price manager focused on investing in high return on invested capital businesses at reasonable valuations. Lateef uses a bottom up, fundamental research-driven investment process that is focused on absolute returns, low turnover and a long-term investment horizon. As a highly concentrated portfolio of 15 to 20 positions, relative performance to the S&P 500 Index return is often driven, positively or negatively, by individual positions, especially in the short-term. In U.S. dollars and local currencies, the Lateef separate account returned 3.6% for 2015, outperforming the S&P 500 Index return of 1.4% for 2015. In U.S. dollars and local currencies, the Lateef separate account returned 6.5% for 2014, lagging the S&P 500 Index return of 13.7%.
White Mountains has an investment in the Calleva Trust, an open-ended unit trust established as an Undertaking for Collective Investment in Transferable Securities (“UCITS”) under the European Communities Regulations that is managed by Silchester. Silchester invests primarily in value-oriented non-U.S. equity securities. Silchester’s investment strategy focuses on companies with low market multiples of earnings, cash flow, asset value or dividends. In local currencies, the Silchester investment returned 6.5% for 2015, outperforming the MCSI EAFE Index return of 5.3%. Including currency losses, the Silchester investment returned 1.2% for 2015, underperforming the S&P 500 Index return of 1.4%. In 2014, the Silchester investment returned 8.6% in local currencies, outperforming the MCSI EAFE Index return of 5.9%. Including currency losses, the Silchester investment returned -1.7% in U.S. dollars, underperforming the S&P 500 Index return of 13.7%.
White Mountains also maintains a portfolio of other long-term investments that consists primarily of hedge funds, private equity funds, direct investments in privately held common and convertible securities, the OneBeacon surplus notes and various other investments in limited partnerships. As of December 31, 2015, approximately 49% of these other long-term investments were in private equity funds, with a general emphasis on narrow, sector-focused funds, and hedge funds, with a general emphasis on long-short equity funds.
As of December 31, 2014, White Mountains had investments in TaClaro Holdings B.V., which owns TaCerto.com (“TaCerto”), in the form of convertible preferred shares ($4.5 million), loans ($1.7 million) and common shares ($0.3 million). During the first quarter of 2015, TaCerto initiated a wind-down of its business. As a result, White Mountains reduced the carrying value of these investments to $0.
In U.S. dollars, the other long-term investments portfolio returned -10.1% for 2015 underperforming the HFRX Equal Weighted Strategies Index return of -1.5% for 2015. The portfolio’s underperformance relative to the HFRX Equal Weighted Strategies Index return for 2015 was primarily due to unfavorable mark-to-market adjustments to the OneBeacon surplus notes, losses from energy exposed private equity funds, the write-off of TaCerto and unfavorable results from a distressed hedge fund. In U.S. dollars, the other long-term investments portfolio returned 6.5% for 2014, outperforming the HFRX Equal Weighted Strategies Index return of -0.5%.

Investment Returns—Year Ended December 31, 2014 versus Year Ended December 31, 2013
White Mountains’s GAAP pre-tax total return on invested assets was 1.9% for 2014, compared to 4.1% for 2013. The 2014 results included 1.9% of foreign currency losses, while foreign currency translation did not meaningfully impact investment returns in 2013.

Fixed income results
White Mountains maintains a high-quality, short-duration fixed income portfolio. As of December 31, 2014, the fixed income portfolio duration was approximately 2.0 years, including short-term investments, compared to 2.1 years as of December 31, 2013. In local currencies, the fixed income portfolio returned 2.7% for 2014, a decent absolute result for the year but behind the longer duration Barclays U.S. Intermediate Aggregate Index return of 4.1%. The portfolio’s short duration positioning contributed to the underperformance versus the benchmark as interest rates fell in 2014. Including foreign currency losses, the fixed income portfolio returned 0.5% for 2014. In local currencies, the fixed income portfolio returned 0.5% for 2013, outperforming the Barclays U.S. Intermediate Aggregate Index return of -1.0%. Including foreign currency losses, the fixed income portfolio returned 0.4% for 2013.

Common equity securities and other long-term investments results
White Mountains’s portfolio of common equity securities and other long-term investments represented approximately 18% and 20% of GAAP invested assets as of December 31, 2014 and December 31, 2013. In local currencies, the equity portfolio returned 8.1% for 2014, a strong absolute result for the year but mixed against benchmarks, underperforming the S&P 500 Index return of 13.7% and outperforming the small-cap Russell 2000 return of 4.9%. In U.S. dollars, the equity portfolio returned 7.2% for 2014.

In local currencies, the equity portfolio returned 19.0% for 2013, a strong absolute result for the year but behind the S&P 500 Index return of 32.4% The shortfall against the benchmark was due primarily to an underperformance in White Mountains’s value oriented common equity security portfolio, which returned 23.2%. Foreign currency translation did not meaningfully impact equity returns in 2013.
The Prospector portfolio accounted for approximately 30% of White Mountains’s common equity securities and other long-term investments as of December 31, 2014. In local currencies, the Prospector portfolio returned 6.6% for 2014, underperforming the S&P 500 Index return of 13.7%. Prospector’s underperformance relative to the S&P 500 Index in 2014 reflected an underweight position and underperformance in the technology and healthcare sectors. Like many managers, Prospector’s underweight position in large cap stocks also negatively impacted its performance relative to the S&P 500 Index in 2014. As of December 31, 2013, the Prospector portfolio accounted for approximately 50% of White Mountains’s common equity securities and other long-term investments. In local currencies, the Prospector portfolio returned 23.2% for 2013, underperforming the S&P 500 Index return of 32.4%. Prospector’s underperformance relative to the S&P 500 Index return in 2013 reflected an overweight position in gold mining, an underweight position in the consumer discretionary, technology and industrial sectors and the impact of convertible fixed maturity positions (as opposed to common equity securities), which tend to lag the index in strong up markets.
In local currencies and U.S. dollars, the Lateef separate account returned 6.5% for 2014, underperforming the S&P 500 Index return of 13.7%.  In local currencies and U.S. dollars, the Lateef separate account returned 30.5% for 2013, slightly underperforming the S&P 500 Index return of 32.4%.
In local currencies, the Silchester investment returned 8.6% for 2014, outperforming the MCSI EAFE Index return of 5.9%. Including currency losses, the Silchester investment returned -1.7% for 2014, underperforming the S&P 500 Index return of 13.7%. In 2013, the Silchester investment returned 32.6 % in local currencies, outperforming the MCSI EAFE index of 26.9%. Including currency losses, the Silchester investment returned 28.4%, underperforming the S&P 500 Index return of of 32.4%.
In U.S. dollars, the other long-term investments returned 6.5% for 2014, outperforming the HFRX Equal Weighted Strategies Index return of -0.5%. In U.S. dollars, other long-term investments returned 7.6% for 2013, outperforming the HFRX Equal Weighted Strategies Index return of 6.3%.

Summary of Investment Results - Continuing Operations
 White Mountains's continuing operations pre-tax investment results, as presented in the consolidated statement of operations for 2015, 2014, and 2013 are presented below.

Pre-tax investment results	Year Ended December 31
Millions	2015	2014	2013
Net investment income	$60.8	$59.5	$59.8
Net realized and unrealized investment gains (1)	225.4	78.5	133.9
Total GAAP continuing operations pre-tax investment gains	$286.2	$138.0	$193.7
(1) Includes foreign currency losses of $4.4, $9, and $2.1.

A summary of White Mountains’s continuing operations pre-tax investment results for the years ended December 31, 2015, 2014 and 2013 follows:

	Year Ended December 31,
	2015	2014	2013
Total fixed income investment returns:
In U.S. dollars	1.4%	2.4%	0.0%
In local currencies	1.4%	2.3%	0.2%
Barclays U.S. Intermediate Aggregate Index	1.2%	4.1%	(1.0)%

Total common equity securities and other long-term investments returns:
In U.S. dollars	25.6%	7.1%	17.0%
In local currencies	26.1%	7.9%	17.2%
In local currencies - excluding Symetra	(0.5)%	7.9%	17.2%
S&P 500 Index (total return)	1.4%	13.7%	32.4%

Total consolidated portfolio
In U.S. dollars	7.5%	3.7%	4.8%
In local currencies	7.6%	3.9%	5.1%
In local currencies - excluding Symetra	0.9%	3.9%	5.1%

Portfolio Composition
The following table presents the composition of White Mountains’s continuing operations investment portfolio as of December 31, 2015 and 2014:

	As of December 31, 2015		As of December 31, 2014
$ in millions	Carrying value	% of total	Carrying value(1)	% of total
Fixed maturity investments	$2,639.7	61.7%	$2,422.0	64.7%
Short-term investments	211.3	4.9	376.8	10.1
Common equity securities	1,113.9	26.0	611.7	16.3
Other long-term investments	315.8	7.4	331.9	8.9
Total investments	$4,280.7	100%	$3,742.4	100%

The breakdown of White Mountains’s fixed maturity investment as of December 31, 2015 by credit class, based upon issue credit ratings provided by Standard & Poor’s, or if unrated by Standard & Poor’s, long term obligation ratings provided by Moody’s, is as follows:

	As of December 31, 2015
$ in millions	Amortized cost	% of total	Carrying Value	% of total
U.S. government and government-sponsored entities(1)	$491.1	18.6%	$490.5	18.6%
AAA/Aaa	443.0	16.8	441.9	16.7
AA/Aa	421.3	16.0	420.5	15.9
A/A	551.5	20.9	553.2	21.0
BBB/Baa	575.3	21.8	576.8	21.9
Other/not rated	156.9	5.9	156.8	5.9
Total fixed maturity investments	$2,639.1	100%	$2,639.7	100%

(1)	Includes mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

The cost or amortized cost and carrying value of White Mountains’s fixed maturity investments as of December 31, 2015 is presented below by contractual maturity. Actual maturities could differ from contractual maturities because certain borrowers may call or prepay their obligations with or without call or prepayment penalties.

	As of December 31, 2015
Millions	Amortized cost	Carrying Value
Due in one year or less	$241.6	$242.0
Due after one year through five years	982.3	981.5
Due after five years through ten years	96.4	96.1
Due after ten years	69.9	70.4
Mortgage-backed and asset-backed securities	1,170.6	1,167.0
Preferred stocks	78.3	82.7
Total fixed maturity investments	$2,639.1	$2,639.7

Summary of Investment Results - Discontinued Operations
  A summary of White Mountains’s discontinued operations' pre-tax investment results years ended December 31, 2015, 2014 and 2013 follows:

Gross investment returns and benchmark returns

	Year Ended December 31,
	2015	2014	2013
Total fixed income investment returns:
In U.S. dollars	(1.1)%	(1.3)%	0.9%
In local currencies	0.9%	3.0%	0.7%
Barclays U.S. Intermediate Aggregate Index	1.2%	4.1%	(1.0)%

Total common equity securities and other long-term investments returns:
In U.S. dollars	(4.4)%	7.7%	25.8%
In local currencies	(4.5)%	8.0%	25.7%
S&P 500 Index (total return)	1.4%	13.7%	32.4%

Total consolidated portfolio
In U.S. dollars	(1.4)%	(0.5)%	3.1%
In local currencies	0.4%	3.5%	3.0%

Foreign Currency Translation
White Mountains’s holds non-U.S. dollar-denominated assets and liabilities, primarily within discontinued operations, which are valued using period-end exchange rates. White Mountains has non-U.S. dollar-denominated foreign revenues and expenses, primarily within discontinued operations, which are valued using average exchange rates over the period. Foreign currency exchange rate risk is the risk that White Mountains will incur losses on a U.S. dollar basis due to adverse changes in foreign currency exchange rates (see “Foreign Currency Exchange Risk” on page 98).

Investment in Symetra Common Shares
During the third quarter of 2015, Symetra announced that it entered into a definitive merger agreement with Sumitomo Life Insurance Company (“Sumitomo Life”) pursuant to which Sumitomo Life will acquire all of the outstanding shares of Symetra. Following the announcement and Symetra shareholders' November 5, 2015 meeting to approve the transaction, White Mountains relinquished its representation on Symetra’s board of directors. As a result, White Mountains changed its accounting for Symetra common shares from the equity method to fair value. The carrying value per Symetra share used in the calculation of White Mountains’s adjusted book value per share rose to $31.77 at December 31, 2015 from $18.65 at December 31, 2014. Including dividends, Symetra produced $264 million of adjusted comprehensive income for White Mountains in 2015, of which $241 million was recognized as an after-tax unrealized investment gain in the fourth quarter.  On February 1, 2016, Symetra closed its definitive merger agreement with Sumitomo Life and White Mountains received proceeds of $658 million, or $32 per common share.
Symetra’s total revenues and net income through September 30, 2015 were $1.6 billion and $90 million.  As of September 30, 2015, Symetra had total assets of $35.0 billion and shareholders’ equity of $3.1 billion. Symetra’s total revenues and net income for the years ended December 31, 2014 and 2013 were $2.2 billion, $254 million and $2.1 billion and $221 million.  As of December 31, 2014, Symetra had total assets of $33.0 billion and shareholders’ equity of $3.4 billion.  Symetra’s shareholders’ equity excluding unrealized gains (losses) from its fixed maturity investments was $2.4 billion as of December 31, 2014. Since inception, White Mountains received a total of $149.0 million in cash dividends recorded as a reduction of White Mountains investment in Symetra under the equity method. White Mountains received a cash dividend of $2.3 million in the fourth quarter of 2015 recorded within net investment income.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash and Short-term Investments
Holding company level.  The primary sources of cash for the Company and certain of its intermediate holding companies are expected to be distributions and tax sharing payments received from its insurance and reinsurance operating subsidiaries, capital raising activities, net investment income, proceeds from sales and maturities of investments and, from time to time, proceeds from the sales of operating subsidiaries. The primary uses of cash are expected to be repurchases of the Company’s common shares, payments on and repurchases/retirements of its debt obligations, dividend payments to holders of the Company’s common shares, to non-controlling interest holders of OneBeacon Ltd.’s common shares and to non-controlling interest holders of other consolidated subsidiaries, purchases of investments, payments to tax authorities, contributions to operating subsidiaries, operating expenses and, from time to time, purchases of operating subsidiaries.
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
Management believes that White Mountains’s cash balances, cash flows from operations, routine sales and maturities of investments and the liquidity provided by White Mountains’s revolving credit facility (the “WTM Bank Facility”) and other revolving credit facilities are adequate to meet expected cash requirements for the foreseeable future on both a holding company and insurance and reinsurance operating subsidiary level.

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

OneBeacon:
OneBeacon’s top-tier regulated U.S. insurance operating subsidiary, Atlantic Specialty Insurance Company (“ASIC”), has the ability to pay dividends to its immediate parent during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based upon the formula above, most recently calculated as of December 31, 2015, ASIC has the ability to pay $27 million of dividends during 2016 without prior approval of regulatory authorities. As of December 31, 2015, ASIC had $622 million of statutory surplus and $68 million of earned surplus. During 2015, ASIC paid $45 million of dividends to its immediate parent and redeemed and retired common shares held by its immediate parent at an aggregate price of $66 million.
OneBeacon is in the process of seeking regulatory approval of the redomestication of ASIC from New York to Pennsylvania. Under the exiting dividend capacity formula for the Commonwealth of Pennsylvania, which is the greater of 10% of policyholder surplus or net income of the previous year, ASIC would have the ability to pay $62 million in dividends in 2016. OneBeacon expects that any distributions paid by ASIC prior to its redomestication to Pennsylvania would reduce the $62 million allowed under the dividend capacity formula.

Split Rock has the ability to declare or pay dividends or make capital distributions to its immediate parent during any 12-month period without the prior approval of Bermuda regulatory authorities on the condition that any such declaration or payment of dividends or capital distributions does not cause a breach of any of its regulatory solvency and liquidity requirements. During 2016, Split Rock has the ability to pay dividends or make capital distributions without the prior approval of regulatory authorities, subject to meeting all appropriate liquidity and solvency requirements, of $37 million, which is equal to 15% of its December 31, 2015 statutory capital (excluding earned surplus). During 2015, Split Rock did not pay any dividends or make any capital distributions to its immediate parent. During 2015, OneBeacon contributed $85 million to Split Rock.
During 2015, OneBeacon’s unregulated insurance operating subsidiaries paid $5 million of dividends to their immediate parent. As of December 31, 2015, OneBeacon’s unregulated insurance operating subsidiaries had $104 million of net unrestricted cash, short-term investments, and fixed maturity investments and surplus notes classified as other long-term investments that had a par value of $101 million and a fair value of $52 million.
During 2015, OneBeacon Ltd. paid $80 million of regular quarterly dividends to its common shareholders. White Mountains received $60 million of these dividends.
As of December 31, 2015, OneBeacon Ltd. and its intermediate holding companies had $65 million of net unrestricted cash, short-term investments and fixed maturity investments and $55 million of common equity securities and $52 million of other long-term investments outside of its regulated and unregulated insurance operating subsidiaries.

HG Global/BAM:
As of December 31, 2015, HG Global had $613 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. HG Global did not declare or pay any preferred dividends in 2015 or 2014. As of December 31, 2015, HG Global has accrued $140 million of dividends payable to holders of its preferred shares, $135 million of which is payable to White Mountains and eliminated in consolidation.
HG Re is a Special Purpose Insurer subject to regulation and supervision by the BMA, but does not require regulatory approval to pay dividends. However, HG Re’s dividend capacity is limited by amounts held in the collateral trusts pursuant to the first loss reinsurance treaty (“FLRT”) with BAM. As of December 31, 2015, HG Re had statutory capital of $461 million, of which $54 million primarily relates to accrued interest on the BAM Surplus Notes held by HG Re, and $402 million was held as collateral in the Supplemental Trust pursuant to the FLRT with BAM.
Effective January 1, 2014, HG Global and BAM agreed to change the interest rate on the BAM Surplus Notes for the five years ending December 31, 2018 from a fixed rate of 8% to a variable rate equal to the one-year U.S. treasury rate plus 300 basis points, set annually, which was 3.15% for 2015 and is 3.54% for 2016. Prior to the end of 2018, BAM has the option to extend the variable rate period for an additional three years. At the end of the variable rate period, the interest rate will be fixed at the higher of the then current variable rate or 8%. BAM is required to seek regulatory approval to pay interest and principal on its surplus notes only when adequate capital resources have accumulated beyond BAM’s initial capitalization and a level that continues to support its outstanding obligations, business plan and ratings. BAM did not pay any interest on the BAM Surplus Notes in 2015, 2014 or 2013.

Other Operations:
During 2015, WM Advisors did not pay any dividends to its immediate parent. As of December 31, 2015, WM Advisors had $14 million of net unrestricted cash, short-term investments and fixed maturity investments.
During 2015, White Mountains paid a $6 million common share dividend. As of December 31, 2015, the Company and its intermediate holding companies had $74 million of net unrestricted cash, short-term investments and fixed maturity investments, $292 million of common equity securities and $18 million of other long-term investments included in its Other Operations segment.

WM Life Re Keep-Well Agreement
Sirius Group initially fronted the reinsurance contracts covering guaranteed living and death benefits of Japanese variable annuity contracts for, and was 100% reinsured by, WM Life Re. In October 2013, White Mountains and Tokio Marine completed a novation whereby Sirius Group’s obligations on the reinsurance contracts were transferred to WM Life Re. As a result, Sirius Group no longer has any obligation or liability relating to these agreements. In connection with this novation agreement, White Mountains and Life Re Bermuda entered into a keep-well agreement, which obligates White Mountains to make capital contributions to Life Re Bermuda in the event that Life Re Bermuda’s shareholder’s equity falls below $75 million, provided however that in no event shall the amount of all capital contributions made by White Mountains under this agreement exceed $127 million. At December 31, 2015, Life Re Bermuda had $77 million of shareholder’s equity and White Mountains’s maximum capital commitment under the keep-well agreement was $111 million. WM Life Re is in runoff and all of its contracts will mature by June 30, 2016.

In addition, from time to time WM Life Re borrows funds under an internal revolving credit facility with an intermediate holding company of White Mountains. There was no outstanding balance under this facility as of December 31, 2015.
The summary balance sheet below presents Life Re Bermuda’s net assets as of December 31, 2015 reported to Tokio Marine as required under the terms of the novation agreement:

December 31,
Millions	2015
Cash and short-term investments	$63.8
Direct obligations of the government of Japan	—
Reinsurance premium receivable	.5
Settlements due from brokers and dealers	.2
Derivative instruments	20.1
Total assets	84.6
Variable annuity liabilities	(.3)
Counterparty collateral held	6.9
Intercompany line of credit outstanding	—
Accounts payable and accrued expenses	.5
Total liabilities	7.1
Total shareholder’s equity	$77.5

Discontinued Operations - Sirius Group:
Sirius Bermuda a class 3A licensed Bermuda insurer which owns Sirius International, has the ability to declare or pay dividends or make capital distributions to its immediate parent during any 12-month period without the prior approval of Bermuda regulatory authorities on the condition that any such declaration or payment of dividends or capital distributions does not cause a breach of any of its regulatory solvency and liquidity requirements. During 2016, Sirius Bermuda has the ability to pay dividends or make capital distributions without the prior approval of regulatory authorities, subject to meeting all appropriate liquidity and solvency requirements, of $635 million, which is equal to 25% of its December 31, 2015 regulatory capital available for distribution. The amount of dividends available to be paid by Sirius Bermuda in any given year is also subject to cash flow and earnings generated by Sirius Bermuda's business, as well as to dividends received from its subsidiaries, including Sirius International. During 2015, Sirius Bermuda paid $123 million of dividends to its immediate parent.
Sirius International has the ability to pay dividends up to Sirius Bermuda subject to the availability of unrestricted equity, calculated in accordance with the Swedish Act on Annual Accounts in Insurance Companies and the Swedish Supervisor Authorities (“Swedish FSA”). Unrestricted equity is calculated on a consolidated group account basis and on a parent account basis. Differences between the two include but are not limited to accounting for goodwill, subsidiaries (with parent accounts stated at original foreign exchange rates), taxes and pensions. Sirius International’s ability to pay dividends is limited to the “lower of” unrestricted equity as calculated within the group and parent accounts. As of December 31, 2015, Sirius International had $334 million (based on the December 31, 2015 SEK to USD exchange rate) of unrestricted equity on a parent account basis (the lower of the two approaches) available to pay dividends in 2016. The amount of dividends available to be paid by Sirius International in any given year is also subject to cash flow and earnings generated by Sirius International’s business, as well as to dividends received from its subsidiaries. Earnings generated by Sirius International’s business that are allocated to the Safety Reserve are not available to pay dividends (see “Safety Reserve” on the next page). During 2015, Sirius International paid $195 million of dividends to its immediate parent.
Subject to certain limitations under Swedish law, Sirius International is permitted to transfer certain portions of its pre-tax income to its Swedish parent companies to minimize taxes (referred to as a group contribution). On January 1, 2013, new tax legislation became effective in Sweden that limits the deductibility of interest paid on certain intra-group debt instruments. Uncertainty exists with respect to the interpretation of the legislation on existing intra-group debt instruments within the Sirius Group structure. During 2015, Sirius International did not transfer any of its 2014 pre-tax income via group contributions to its Swedish parent companies.

Sirius America has the ability to pay dividends up to its immediate parent during any twelve-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based upon the formula above, most recently calculated as of December 31, 2015, Sirius America does not currently have the ability to pay dividends during 2016 without prior approval of regulatory authorities.  As of December 31, 2015, Sirius America had $518 million of statutory surplus and $37 million of earned surplus.  During 2015, Sirius America paid an $85 million special dividend and a $40 million return of capital distribution totaling $125 million after receiving regulatory approval.
During 2015, Sirius Group did not pay any dividends to its immediate parent. As of December 31, 2015, Sirius Group and its intermediate holding companies had $94 million of net unrestricted cash, short-term investments and fixed maturity investments outside of its regulated and unregulated insurance and reinsurance operating subsidiaries.

Capital Maintenance
There is a capital maintenance agreement between Sirius International and Sirius America which obligates Sirius International to make contributions to Sirius America’s surplus in order for Sirius America to maintain surplus equal to at least 125% of the company action level risk based capital as defined in the NAIC Property/Casualty Risk-Based Capital Report. The agreement provides for a maximum contribution to Sirius America of $200 million.  During 2015, Sirius International has not made any contributions to the surplus of Sirius America. Sirius International also provides Sirius America with accident year stop loss reinsurance, which protects Sirius America’s accident year loss and allocated loss adjustment expense ratio in excess of 70%, with a limit of $90 million. This stop loss contract was in effect for all of 2015 and has been renewed for all of 2016 with the same attachment point and limits.

Safety Reserve
Subject to certain limitations under Swedish law, Sirius International is permitted to transfer pre-tax income amounts into an untaxed reserve referred to as a safety reserve. As of December 31, 2015, Sirius International’s safety reserve amounted to SEK 10.7 billion, or $1.3 billion (based on the December 31, 2015 SEK to USD exchange rate). During 2015, Sirius International transferred SEK 243 million or $28 million to the Safety reserve. Under GAAP, an amount equal to the safety reserve, net of a related deferred tax liability established at the Swedish tax rate of 22.0%, is classified as shareholder’s equity. Generally, this deferred tax liability is only required to be paid by Sirius International if it fails to maintain prescribed levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, Swedish regulatory authorities apply no taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International’s safety reserve ($279 million as of December 31, 2015) is included in solvency capital. Access to the safety reserve is restricted to coverage of insurance and reinsurance losses. Access for any other purpose requires the approval of Swedish regulatory authorities. Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the $1.3 billion balance of the safety reserve, without any provision for deferred taxes, in Sirius International’s regulatory capital when assessing Sirius International’s financial strength.

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
Insurance float can increase in a number of ways, including through acquisitions of insurance and reinsurance operations, organic growth in existing insurance and reinsurance operations and recognition of losses that do not immediately cause a corresponding reduction in investment assets.  Conversely, insurance float can decrease in a number of other ways, including sales of insurance and reinsurance operations, shrinking or runoff of existing insurance and reinsurance operations, the acquisition of operations that do not have substantial investment assets (e.g., an agency) and the recognition of gains that do not cause a corresponding increase in investment assets.  It is White Mountains’s intention to generate low-cost float over time through a combination of acquisitions and organic growth in its existing insurance and reinsurance operations. However, White Mountains seeks to increase overall profitability, which sometimes reduces insurance float, such as in the Sirius Group transaction.

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
The following table illustrates White Mountains’s consolidated insurance float position as of December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
$ in millions	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Loss and LAE reserves	$1,395.8	$1,644.4	$3,040.2	$1,350.0	$1,809.8	$3,159.8
Unearned insurance and reinsurance premiums	612.6	342.2	954.8	616.7	338.6	955.3
Ceded reinsurance payable	30.5	67.1	97.6	34.2	71.5	105.7
Funds held under insurance and reinsurance contracts	137.8	52.9	190.7	81.0	57.9	138.9
Deferred tax on safety reserve (1)	—	279.2	279.2	—	295.7	295.7
Insurance liabilities	2,176.7	2,385.8	4,562.5	2,081.9	2,573.5	4,655.4

Cash in regulated insurance and reinsurance subsidiaries	$43.9	$129.2	$173.1	$17.4	$102.6	$120.0
Reinsurance recoverable on paid and unpaid losses	194.0	293.3	487.3	173.9	333.6	507.5
Insurance and reinsurance premiums receivable	223.3	323.6	546.9	241.1	306.6	547.7
Funds held by ceding entities	—	90.6	90.6	37.1	91.9	129.0
Deferred acquisition costs	107.6	74.6	182.2	107.2	69.9	177.1
Ceded unearned insurance and reinsurance premiums	29.5	87.7	117.2	17.8	76.2	94.0
Insurance assets	598.3	999.0	1,597.3	594.5	980.8	1,575.3

Insurance float	$1,578.4	$1,386.8	$2,965.2	$1,487.4	$1,592.7	$3,080.1
Insurance float as a multiple of total adjusted capital	0.3x	N/A	0.6x	0.3x	N/A	0.6x
Insurance float as a multiple of White Mountains’s common shareholders’ equity	0.4x	N/A	0.8x	0.4x	N/A	0.8x
(1) While classified as a liability for GAAP purposes, as a result of the indefinite deferral of these taxes, Swedish regulatory authorities apply no taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International’s safety reserve is included in solvency capital (see “Safety Reserve” on page 67).

During 2015, insurance float from continuing operations increased by $91 million, primarily from an increase at OneBeacon of unrestricted collateral held relating to the growth of its Surety business.  During 2015, insurance float from discontinued operations decreased by $206 million, primarily due to reduced loss and LAE reserve balances at Sirius Group resulting from payments.

Financing
The following table summarizes White Mountains’s capital structure as of December 31, 2015 and 2014:

	December 31,
$ in millions	2015	2014
WTM Bank Facility	$50.0	$—
OBH Senior Notes, carrying value	274.8	274.7
OneBeacon Bank Facility	—	—
Tranzact Bank Facility, carrying value	102.9	67.4
MediaAlpha Bank Facility, carrying value	14.7	—
Other debt	—	1.0
Total debt in continuing operations	442.4	343.1
Total debt in discontinued operations (1)	403.5	403.5
Total debt	845.9	746.6
Non-controlling interest - OneBeacon Ltd.	245.6	258.4
Non-controlling interest - SIG Preference Shares	250.0	250.0
Non-controlling interests - other, excluding mutuals and reciprocals (2)	115.2	168.6
Total White Mountains’s common shareholders’ equity	3,913.2	3,995.7
Total capital (2)	5,369.9	5,419.3
Equity in net unrealized gains from Symetra’s fixed maturity portfolio, net of applicable taxes	—	(34.9)
Total adjusted capital	$5,369.9	$5,384.4
Total debt to total adjusted capital	16%	14%
Total debt and SIG Preference Shares to total adjusted capital	20%	19%

(1)	See Note 22 - “Discontinued Operations”.

(2)	Total capital only includes non-controlling interests that White Mountains (i) benefits from the return on or (ii) has the ability to utilize the net assets supporting the non-controlling interest.

Management believes that White Mountains has the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. However, White Mountains can provide no assurance that, if needed, it would be able to obtain additional debt or equity financing on satisfactory terms, if at all.
White Mountains has an unsecured revolving credit facility with a syndicate of lenders administered by Wells Fargo Bank, N.A., which has a total commitment of $425 million and a maturity date of August 14, 2018. During 2015, White Mountains borrowed $125 million and subsequently repaid $75 million under the WTM Bank Facility, resulting in a $50 million outstanding balance as of December 31, 2015.
On September 29, 2015, OneBeacon Ltd. and OBH, as co-borrowers and co-guarantors, entered into a revolving credit facility administered by U.S. Bank N.A. and also including BMO Harris Bank N.A., which has a total commitment of $65 million and has a maturity date of September 29, 2019 (the “OneBeacon Bank Facility”).  As of December 31, 2015 the OneBeacon Bank Facility was undrawn.
The WTM and OneBeacon Bank Facilities contain various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards.
Tranzact has a secured credit facility with a syndicate of lenders administered by The PrivateBank and Trust Company that has a maturity date of October 10, 2019 (the “Tranzact Bank Facility”). During 2015, Tranzact amended the Tranzact Bank Facility, which now consists of a $101 million term loan facility, which had an outstanding balance of $94 million as of December 31, 2015, and a revolving credit facility for an additional $15 million, which had an outstanding balance of $11 million as of December 31, 2015. The amendment increased the term loan facility by $31 million, the proceeds of which were used by Tranzact to finance its acquisition of TruBridge. During 2015, Tranzact repaid $7 million under the term loan portion and borrowed $24 million and repaid $13 million under the revolving portion of the Tranzact Bank Facility.
The Tranzact Bank Facility is secured by the intellectual property and the common stock of Tranzact’s subsidiaries and contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings, including a minimum fixed charge coverage ratio and a maximum leverage ratio.  The Tranzact Bank Facility carries a variable interest rate, based on the U.S. dollar LIBOR rate. Tranzact has entered into an interest rate swap agreement to effectively fix the rate it pays on $70 million of the $101 million term loan portion of the facility. (See Note 9 - “Derivatives”).

On July 23, 2015, MediaAlpha entered into a credit facility with Opus Bank, which has a total commitment of $20 million and has a maturity date of July 23, 2019 (the “MediaAlpha Bank Facility”).  The MediaAlpha Bank Facility consists of a $15 million term loan facility, which was fully drawn as of December 31, 2015, and a revolving credit facility for an additional $5 million, which was undrawn as of December 31, 2015.
The MediaAlpha Bank Facility is secured by the intellectual property and the common stock of MediaAlpha's subsidiaries and contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings, including a maximum leverage ratio.  The MediaAlpha Bank Facility carries a variable interest rate, based on the U.S. dollar LIBOR rate.
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
The OBH Senior Notes were issued under indentures that contain restrictive covenants which, among other things, limit the ability of OneBeacon Ltd., OBH and their respective subsidiaries to create liens and enter into sale and leaseback transactions and limits the ability of OneBeacon Ltd., OBH and their respective subsidiaries to consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which OneBeacon Ltd. or OBH must adhere. In addition, a failure by OneBeacon Ltd. or its subsidiaries to pay principal and interest on covered debt or to comply with obligations in covered debt agreements that results in the acceleration of at least $75 million of principal amount of covered debt could trigger the acceleration of the OBH Senior Notes.
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
In December 2015 the lease agreement with Fifth Third expired and OneBeacon purchased the leased assets under the agreement with a remaining book value of $1 million for a nominal amount. At the end of the lease term with US Bancorp on December 31, 2016, OneBeacon will purchase the leased furniture and equipment assets for a nominal amount, and all rights, title and interest will transfer back to it. As of December 31, 2015, OneBeacon had a capital lease obligation of $2 million included within other liabilities and a capital lease asset of $2 million included within other assets.

Discontinued Operations
In March 2007, Sirius Group issued $400 million face value of senior unsecured notes at an issue price of 99.715% (the “SIG Senior Notes”). The SIG Senior Notes bear an annual interest rate of 6.375%, payable semi-annually in arrears on March 20 and September 20, until maturity in March 2017.
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

Covenant Compliance
At December 31, 2015, White Mountains was in compliance with all of the covenants under all of its debt and unsecured letter of credit facilities and expects to remain in compliance with these covenants for the foreseeable future.

Contractual Obligations and Commitments
Below is a schedule of White Mountains’s material contractual obligations and commitments as of December 31, 2015:

Millions	Due in Less Than One Year	Due in One to Three Years	Due in Three to Five Years	Due After Five Years	Total
Loss and LAE reserves(1)	$481.3	$513.2	$229.6	$171.7	$1,395.8
Debt	74.9	43.3	51.5	275.0	444.7
Interest on debt	18.0	32.3	27.2	25.4	102.9
Long-term incentive compensation	54.4	80.1	1.9	4.7	141.1
Pension and other benefit plan obligations	13.3	6.6	6.2	28.0	54.1
Operating leases	14.3	24.8	17.3	33.3	89.7
Capital leases	1.7	—	—	—	1.7
Total contractual obligations	$657.9	$700.3	$333.7	$538.1	$2,230.0

(1)
Represents expected future cash outflows resulting from loss and LAE payments. The amounts presented are gross of reinsurance recoverables on unpaid losses of $187 and net of the discount on OneBeacon’s workers compensation loss and LAE reserves of $1 as of December 31, 2015.

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
The SIG Preference Shares are not included in the table above, as these perpetual preferred shares have no stated maturity date and are redeemable only at the option of Sirius Group.
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
The estimated payments reflected in the table are based on current accrual factors (including performance relative to targets and common share price) and assume that all outstanding balances were 100% vested as of December 31, 2015.
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
White Mountains does not finance its operations through the securitization of its trade receivables, through special purpose entities or through synthetic leases. Further, White Mountains has not entered into any material arrangements requiring it to guarantee payment of third-party debt or lease payments or to fund losses of an unconsolidated special purpose entity.
White Mountains also has future binding commitments to fund certain other long-term investments. These commitments, which total approximately $82 million, do not have fixed funding dates and are therefore excluded from the table above.
WM Life Re reinsures death and living benefit guarantees associated with certain variable annuities issued in Japan.  WM Life Re has assumed the risk related to a shortfall between the account value and the guaranteed value that must be paid by the ceding company to an annuitant or to an annuitant’s beneficiary in accordance with the underlying annuity contracts. WM Life Re uses derivative instruments, including put options, interest rate swaps, total return swaps and futures contracts on major equity indices, currency pairs and government bonds, to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. As of December 31, 2015, the total guarantee value was approximately ¥50.7 billion (approximately $0.4 billion) and the related account values were approximately 109% of this amount.
Based on current account value to guaranty value ratio in the annuities reinsured by WM Life Re as of December 31, 2015, WM Life Re expects $3 million of future cash outflows related to its reinsurance contracts through June 2016.
White Mountains purchases derivative instruments, including futures and over-the-counter option contracts on interest rates, major equity indices, and foreign currencies, to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. As of December 31, 2015, the fair value of these derivative instruments was $20 million. In addition, WM Life Re held approximately $6 million of cash and fixed maturity investments as of December 31, 2015 posted as collateral to its reinsurance and derivatives counterparties.

Share Repurchase Programs

The Company:
During the past several years, White Mountains’s board of directors has authorized the Company to repurchase its common shares, from time to time, subject to market conditions. Most recently, in February 2016, White Mountains’s Board of Directors authorized the Company to repurchase an additional 1 million common shares. The repurchase authorizations do not have a stated expiration date. As of February 25, 2016, White Mountains may purchase an additional 1,393,532 shares under the board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its board of directors.
The following table presents common shares repurchased by the Company, as well as the average price per share as a percent of the adjusted book value per share. For 2016 and 2015, the average price per share as a percent of adjusted book value per share including the estimated gain from the Sirius Group transaction is presented. See page 44 for the estimated gain on Sirius Group transaction.

				Average price per share as % of
					Adjusted book
			Average		value per share,
	Shares	Cost	price	Adjusted book	including estimated
Dates	Repurchased	(millions)	per share	value per share	gain on Sirius sale

Year-to-date February 25, 2016	90,743	$66.3	$730.76	105%	93%

Year ended December 31, 2015	387,495	$284.2	$733.37	105%	94%

Year ended December 31, 2014	217,879	$134.5	$617.29	93%	N/A

Year ended December 31, 2013	141,535	$79.8	$563.91	88%	N/A

OneBeacon Ltd.:
In 2007, OneBeacon Ltd.’s board of directors authorized the repurchase of up to $200 million of OneBeacon’s Class A common shares from time to time, subject to market conditions. This authorization does not have a stated expiration date. During 2015, 166,368 shares were repurchased under the share repurchase authorization for $2 million at an average share price of $12.62. Since the inception of this authorization, OneBeacon has repurchased and retired 5.8 million of its Class A common shares. During 2014 and 2013, no shares were repurchased under the share repurchase authorization. The amount of authorization remaining is $86 million as of December 31, 2015.

Cash Flows
Detailed information concerning White Mountains’s cash flows during 2015, 2014 and 2013 follows:

Cash flows from continuing operations for the years ended 2015, 2014 and 2013
Net cash flows provided from (used for) continuing operations was $161 million, $59 million and $(40) million in 2015, 2014 and 2013, respectively. Cash flows from continuing operations increased $102 million in 2015 compared to 2014 primarily due to increased cash collateral received from OneBeacon’s Surety business and from higher amounts of cash provided by WTM Life Re from the sale and settlement of derivative instruments as its business runs off. Cash flows from continuing operations increased $99 million in 2014 compared to 2013 primarily due to lower amounts of cash used for the settlement and purchase of derivative instruments at WM Life Re in 2014 compared to 2013.  White Mountains does not believe that these trends will have a meaningful impact on its future liquidity or its ability to meet its future cash requirements.

Other items affecting cash flows from operations:
During 2015, 2014 and 2013 White Mountains made long-term incentive payments totaling $57 million, $27 million and $11 million.
OneBeacon paid a total of $13 million of interest on the OBH Senior Notes during each of 2015, 2014 and 2013. During 2015, Tranzact paid $4 million of interest on the Tranzact Bank Facility.

Cash flows from investing and financing activities for the year ended December 31, 2015
Financing and Other Capital Activities
During 2015, the Company declared and paid a $6 million cash dividend to its common shareholders.
During 2015, the Company repurchased and retired 387,495 of its common shares for $284 million, which included 12,156 common shares repurchased under employee benefit plans and 13,500 common shares from the Prospector Offshore Fund redemption.
During 2015, White Mountains borrowed a total of $125 million and subsequently repaid a total of $75 million under the WTM Bank Facility.
During 2015, OneBeacon Ltd. declared and paid $80 million of cash dividends to its common shareholders. White Mountains received a total of $60 million of these dividends.
During 2015, OneBeacon contributed $85 million to Split Rock.
During 2015, White Mountains contributed $8 million to WM Life Re.
During 2015, WM Life Re repaid $23 million under an internal revolving credit facility with an intermediate holding company of White Mountains.
During 2015, BAM received $29 million in surplus contributions from its members.
During 2015, MediaAlpha paid $4 million of dividends, of which $2 million was paid to White Mountains. During 2015, MediaAlpha borrowed $15 million under the term loan portion of the MediaAlpha Bank Facility and used the proceeds to make a $15 million return of capital payment to its shareholders, of which White Mountains received $9 million.
During 2015, Tranzact paid $7 million of dividends, of which $4 million was paid to White Mountains. During 2015, Tranzact borrowed $31 million and repaid a total of $7 million under the term loan portion and borrowed $24 million and repaid $13 million under the revolving portion of the Tranzact Bank Facility.

Acquisitions and Dispositions
On December 22, 2015, White Mountains purchased a non-controlling interest in Captricity for $27 million.
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
During 2015, White Mountains increased its ownership interest in Wobi through (i) the purchase of common and convertible preferred shares from a non-controlling interest shareholder for NIS 35 million (approximately $9 million) and (ii) the purchase of newly-issued convertible preferred shares for NIS 56 million (approximately $15 million). As of December 31, 2015, White Mountains’s ownership share of Wobi was 96.1% on a fully converted basis.
On February 23, 2015, Wobi acquired 56.2% of the outstanding share capital of Cashboard for NIS 9.5 million (approximately $2.4 million based upon the foreign exchange spot rate at the date of acquisition). During the second quarter of 2015, Wobi purchased newly issued common shares of Cashboard for NIS 10 million (approximately $3 million) and during the fourth quarter of 2015, Wobi purchased all of the remaining shares from non-controlling interest holders for NIS 16 million (approximately $4 million).
During 2015, White Mountains purchased $4 million of surplus notes issued by SSIE, which increased its investment in surplus notes issued by SSIE to $21 million as of December 31, 2015.

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
During 2014, White Mountains borrowed and repaid a total of $65 million under the WTM Bank Facility.
During 2014, OneBeacon Ltd. declared and paid $80 million of cash dividends to its common shareholders. White Mountains received a total of $60 million of these dividends.
During 2014, OneBeacon contributed $67 million to ASIC.
During 2014, White Mountains contributed $15 million to WM Advisors.
During 2014, WTM Life Re borrowed a total of $82 million and repaid a total of $89 million under an internal revolving credit facility with an intermediate holding company of White Mountains.
During 2014, BAM received $16 million in surplus contributions from its members.
During 2014, MediaAlpha paid $2 million of dividends, of which $1 million was paid to White Mountains.

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
During 2014, White Mountains acquired 54% of the outstanding common shares of Wobi for NIS 14 million (approximately $4 million based upon the foreign exchange spot rate at the date of acquisition).  In addition to the common shares, White Mountains also purchased NIS 32 million (approximately $9 million based upon the foreign exchange spot rates at the dates of acquisition) of newly-issued convertible preferred shares of Wobi.
During 2014, White Mountains acquired certain assets and liabilities of Star & Shield Holdings LLC, including SSRM, the attorney-in-fact for SSIE, for a purchase price of $2 million. White Mountains also purchased $17 million of surplus notes issued by SSIE during 2014.
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
During the first quarter of 2013, White Mountains repaid $75 million that was outstanding under a previous revolving credit facility as of December 31, 2012. In addition, during 2013, White Mountains borrowed and repaid a total of $200 million under its revolving credit facilities.
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
Total capital at White Mountains is comprised of White Mountains’s common shareholders’ equity, debt and non-controlling interests that White Mountains (i) benefits from the return on or (ii) has the ability to utilize the net assets supporting the non-controlling interest. As such, non-controlling interests attributable to mutuals and reciprocals are excluded from total adjusted capital. Total adjusted capital also excludes the equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes from total capital. The reconciliation of total capital to total adjusted capital is included on page 69.
Total consolidated portfolio returns excluding Symetra and total common equity securities and long-term investments returns excluding Symetra are non-GAAP financial measures that remove the $259 million pre-tax unrealized gain recognized in the fourth quarter of 2015 that was the result of the change in accounting for Symetra common shares from the equity method to fair value. White Mountains believes these measures to be more relevant by making the returns in the current year comparable to the prior periods which did not contain any investment returns from Symetra.

	For the year ended December 31, 2015
	GAAP returns	Remove Symetra	Returns - excluding Symetra

In local currencies:
Total consolidated portfolio returns	4.5%	(3.8)%	0.7%
Total common equity securities and other long-term investments returns	19.6%	(21.0)%	(1.4)%

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

OneBeacon
The process of establishing loss reserves is complex and imprecise as it must consider many variables that are subject to the outcome of future events. As a result, informed subjective estimates and judgments as to OneBeacon’s ultimate exposure to losses are an integral component of the loss reserving process. OneBeacon, like other insurance companies, categorize and track its insurance reserves by "line of business", such as general liability, automobile liability and workers compensation. Furthermore, OneBeacon regularly reviews the appropriateness of reserve levels at the line of business level, considering the variety of trends that impact the ultimate settlement of claims for the subsets of claims in each particular line of business.
Upon completion of each quarterly review, OneBeacon’s actuaries select indicated reserve levels based on the results of the actuarial methods described previously, which are the primary consideration in determining management’s best estimate of required reserves. However, in making its best estimate, management also considers other qualitative factors that may lead to a difference between held reserves and actuarially indicated reserve levels. Typically, these factors exist when management and OneBeacon’s actuaries conclude that there is insufficient historical incurred and paid loss information or that there is particular uncertainty about whether trends included in the historical incurred and paid loss information are unlikely to repeat in the future. Such factors include, among others, recent entry into new markets or new products, improvements in the claims department that are expected to lessen future ultimate loss costs, legal and regulatory developments, or other volatilities that may arise.

Loss and LAE Reserves by Line of Business

OneBeacon’s loss and LAE reserves, net of reinsurance recoverables, as of December 31, 2015 and 2014 were as follows:

	December 31, 2015			December 31, 2014
Millions	Case	IBNR	Total	Case	IBNR	Total
Automobile liability	$49.8	$57.7	$107.5	$42.2	$45.4	$87.6
General liability - occurrence	68.5	198.7	267.2	50.8	184.2	235.0
General liability - claims made	88.0	182.5	270.5	89.8	205.1	294.9
Medical malpractice	84.4	94.5	178.9	86.8	102.7	189.5
Other casualty	52.8	38.7	91.5	44.3	36.3	80.6
Workers compensation	54.1	62.2	116.3	47.1	65.2	112.3
Property	33.9	37.6	71.5	53.4	38.3	91.7
Other	23.8	76.6	100.4	27.7	61.3	89.0
Total	$455.3	$748.5	$1,203.8	$442.1	$738.5	$1,180.6
For loss and allocated LAE reserves, the key assumption as of December 31, 2015 was that the impact of the various reserving factors, as described below, on future paid losses would be similar to the impact of those factors on the historical loss data with the exception of severity trends. Severity trends have been relatively stable over the relevant historical period. The actuarial methods used would project losses assuming continued stability in severity trends. Management has considered a range of assumptions regards future increases in loss severity trends, including the impact of inflation, in making its reserve selections.
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
Additional causes of material uncertainty exist in most product lines and may impact the types of claims that could occur within a particular operating segment or book of business. Examples where reserving factors, within an underwriting unit or book of business, are subject to change include changing types of insured (e.g., type of insured vehicle, size of account, industry insured, jurisdiction, etc.), changing underwriting standards, or changing policy provisions (e.g., deductibles, policy limits, or endorsements).

General liability
General liability policies are written on a claims made or occurrence form.
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

Property
Property covers losses to a business' premises, inventory and equipment as a result of weather, fire, theft and other causes. For property coverage, it generally takes a relatively short period of time to close claims. The relatively high attachment points and insured values of the property policies underwritten in the Specialty Property underwriting unit present a potentially longer tail and greater uncertainty than our standard property business.

Commercial multiple peril
The general liability occurrence and property coverages described above are often provided under a multiple peril package policy, which includes both general liability and property insurance. Because commercial multiple peril provides a combination of property and liability coverage, typically for small businesses, it includes both short- and long-tail coverages. The reserving risk for this line is dominated by the liability coverage portion of this product, except occasionally in the event of catastrophic or large single losses.

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

Commercial automobile liability
The commercial automobile product line is a mix of property and liability coverages and, therefore, includes both short and long tail coverages. The payments that are made quickly typically pertain to automobile physical damage (included in the property line) claims and property damage (liability) claims. The payments that take longer to finalize and are more difficult to estimate relate to bodily injury claims. Commercial automobile reserves are typically analyzed in two components; liability and collision/comprehensive claims. This second component has minimum reserve risk and fast payouts and, accordingly, separate reserving factors are not presented. The liability component includes claims for both bodily injury and property damage. In general, claim reporting lags are minor, claim complexity is not a major issue, and the line is viewed as high frequency, low to moderate severity.
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

Surety
Surety is generally considered a short tailed coverage. As a new business, lack of historical data means external data is heavily relied upon where available and applicable. Surety reserving factors that can change and, thus, affect estimated surety reserves include probability of default of the bond which can be impacted by general economic conditions, size of payment
(severity) which is impacted by the bond limit, or amount and collectability of assets or other collateral available to mitigate loss.

OneBeacon Loss and LAE Development

Loss and LAE development—2015
Net favorable loss reserve development was $2 million during the year ended December 31, 2015. The net favorable loss reserve development was primarily attributable to favorable loss reserve development from the Technology, Collector Cars and Boats, Specialty Property and Financial Services lines of business, offset by unfavorable net loss reserve development from the Entertainment and Ocean Marine lines of business. See “RESULTS OF OPERATIONS - OneBeacon” on page 47.

Loss and LAE development—2014
During 2014, OneBeacon experienced $90 million of net unfavorable loss and LAE reserve development on prior accident year reserves, of which $75 million related to the 2014 fourth quarter reserving increase and the remaining amount primarily driven by unfavorable development in the professional liability and management liability businesses included within Professional Insurance. In 2015, Professional Insurance was reorganized into Other Professional Lines, Management Liability, Financial Services and Healthcare.

Loss and LAE development—2013
During 2013, OneBeacon experienced no net loss and LAE reserve development on prior accident year reserves. OneBeacon experienced unfavorable development primarily related to its property, general liability and accident and health lines, which was offset by favorable development in its other liability and ocean marine lines.

Range of Reserves

OneBeacon’s range of loss and LAE reserve estimates was evaluated to consider the strengths and weaknesses of the various actuarial methods applied against OneBeacon’s historical claims experience data. The following table shows the recorded loss and LAE reserves and the high and low ends of OneBeacon’s range of reasonable loss reserve estimates, net of reinsurance recoverable on unpaid losses, as of December 31, 2015 and 2014. The high and low ends of the range of reserve estimates in the table below are based on the results of various actuarial methods described above.

	December 31, 2015			December 31, 2014
Millions	Low	Recorded	High	Low	Recorded	High
Total	$1,009	$1,203.8	$1,356	$970	$1,180.6	$1,308

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

Sensitivity Analysis
The following discussion includes disclosure of possible variations from current estimates of loss reserves due to changes in a few of the many key assumptions. Each of the impacts described below is estimated individually, without consideration for any correlation among key assumptions. Further, there is uncertainty around other assumptions not explicitly quantified in the discussion below. Therefore, it would be inappropriate to take each of the amounts described below and add them together in an attempt to estimate volatility for OneBeacon’s reserves in total. It is important to note that the volatilities and variations discussed below are not meant to be a worst-case scenarios or an all-inclusive list, and therefore it is possible that future volatilities and variations may be more than amounts discussed below.

•
Various sources of inflation volatility impact all of OneBeacon’s reserves in different ways. Using its internal economic capital model, OneBeacon has derived a distribution of future loss payments under the range of inflation scenarios and related claim cost trends in its economic scenario set, holding all other sources of reserve volatility constant. At the 75th percentile of modeled outcomes, the estimated impact of claim cost inflation above OneBeacon’s actuarially indicated reserves is $38 million, net of reinsurance.

•
The volatility associated with the frequency and severity of large losses, defined as claims greater than or equal to $2.5 million, can have a material impact on OneBeacon’s results. The frequency and severity of large claims is driven primarily by the random nature of the insurance process but also by claim cost inflation and parameter risk. These large losses often emerge over a long time period potentially leading to a material impact on OneBeacon’s reserves. One way OneBeacon considers this sensitivity is by examining the volatility of large losses in the current accident year using its economic capital model. At the 75th percentile of modeled outcomes, OneBeacon estimates that large losses could exceed the mean by $19 million gross of reinsurance and $8 million, net of reinsurance.

•
As OneBeacon starts up new businesses, its initial loss estimates and development patterns are often based on industry data. As actual losses develop OneBeacon will revise its initial expectations with its actual experience. However, depending on the tail for the specific business, it can be a few years before OneBeacon has sufficient internal data to rely on. As of December 31, 2015, OneBeacon has $259 million of inception-to-date premium from its newer businesses (Programs, Environmental and Surety). A 10% error in OneBeacon’s initial loss ratio estimates could result in approximately $26 million adverse net variance in loss reserves.

OneBeacon also considers variations and sensitivities for certain lines of business, such as:

•
Professional liability:  Recorded loss and allocated LAE reserves, net of reinsurance recoverable, for professional liability were $483 million as of December 31, 2015. A key assumption for professional liability is the implicit loss cost trend, particularly the severity inflation trend component of loss costs. Across the entire reserve base, a 5 point change in assumed annual severity trend would have changed the estimated net reserve by approximately $74 million as of December 31, 2015, in either direction.

•
Multiple peril liability: Recorded loss and LAE reserves, net of reinsurance recoverable for multiple peril were $66 million as of December 31, 2015. Reported loss development patterns are a key assumption for this line of business, particularly for more mature accident years. Historically, assumptions on reported loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g. construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. If case reserve adequacy for multiple peril claims changed by 10 points this would have changed the estimated net reserve by approximately $2 million as of December 31, 2015, in either direction.

•
Workers compensation: Recorded workers compensation loss and LAE reserves, net of reinsurance recoverable, were $116 million as of December 31, 2015. The two most important assumptions for workers compensation reserves are loss development factors and loss cost trends, particularly medical cost inflation. Loss development patterns are dependent on medical cost inflation. Approximately half of the workers compensation net reserves are related to future medical costs. Across the entire reserve base, a 1 point change in calendar year medical inflation would have changed the estimated net reserve by approximately $34 million as of December 31, 2015, in either direction.

Discontinued Operations - Sirius Group

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

Loss and LAE Reserves by Class of Business

Sirius Group’s net loss and LAE reserves by class of business as of December 31, 2015 and 2014 were as follows:

Net loss and LAE reserves by class of business	December 31, 2015			December 31, 2014
Millions	Case	IBNR	Total	Case	IBNR	Total
Casualty (excluding A&E)	$114.3	$161.5	$275.8	$139.0	$193.3	$332.3
Property (excluding catastrophe excess)	156.6	99.0	255.6	170.9	92.4	263.3
A&E(1)	60.4	129.3	189.7	69.4	140.8	210.2
Property catastrophe excess	74.2	18.3	92.5	111.2	20.5	131.7
Aviation and space	89.4	28.3	117.7	85.0	34.0	119.0
Accident and health	31.4	81.3	112.7	38.3	61.4	99.7
Marine	57.6	31.8	89.4	65.5	28.6	94.1
Trade Credit	48.3	25.4	73.7	57.4	22.0	79.4
Contingency	5.9	5.9	11.8	2.5	3.1	5.6
Agriculture	2.4	5.9	8.3	1.2	3.4	4.6
Runoff(2)	66.2	67.9	134.1	73.9	73.8	147.7
Total	$706.7	$654.6	$1,361.3	$814.3	$673.3	$1,487.6

(1)	Sirius Group’s A&E exposures are principally the result of runoff of businesses acquired in the 1990s.

(2)	Included in this class are primarily the runoff exposures from various acquisitions.

In order to reduce the potential uncertainty of loss reserve estimation, Sirius Group obtains information from numerous sources to assist in the reserving process. Sirius Group’s underwriters and pricing actuaries devote considerable effort to understanding and analyzing each ceding company’s operations and loss history during the underwriting of the business, using a combination of client and industry statistics. Such statistics normally include historical premium and loss data by class of business, individual claim information for larger claims, distributions of insurance limits provided and the risk characteristics of the underlying insureds, loss reporting and payment patterns, and rate change history. This analysis is used to project expected loss ratios for each treaty during the upcoming contract period. These expected ultimate loss ratios are aggregated across all treaties and are input directly into the loss reserving process. For primary insured business, a similar portfolio analysis is performed for each managing general underwriter (“MGU”) program taking into account expected changes in the aggregated risk profile of the policyholders within each program. The aggregation of risks yields a more stable indication of expected losses that is used to estimate ultimate losses and thus IBNR for recently written business.
Sirius Group’s expected annual loss reporting assumptions are updated at least once a year. Expected loss ratios underlying the recent underwriting years are updated quarterly.
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

Sirius Group Loss and LAE Development

Loss and LAE development—2015
In 2015, Sirius Group had net favorable loss reserve development of $51 million. The major reductions in loss reserve estimates were recognized in the property ($26 million), casualty and other runoff lines ($14 million). The remaining reductions were recognized across accident & health, aviation, credit, and marine lines of business. The decrease in property was driven primarily by reductions in the ultimate loss estimates for natural catastrophes that occurred between 2010 and 2014 due to less than expected claims activity.

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
The following table illustrates Sirius Group’s recorded net loss and LAE reserves and high and low estimates as of December 31, 2015 and 2014.

Net loss and LAE reserves	December 31, 2015			December 31, 2014
Millions	Low	Recorded	High	Low	Recorded	High
Total	$1,229	$1,361.3	$1,447	$1,351	$1,487.6	$1,572

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

•
Sustained Economic and Tort Inflation. Future inflation beyond the recent historical levels could impact the required reserves. For example, Sirius America has loss reserves of roughly $725 million including asbestos and environmental at the end of fourth quarter 2015. The estimated additional claim payments for Sirius America due to hypothetical increases in the inflation rate of 200 to 800 basis points beginning in 2019 and continuing through 2023 is estimated to be $31 to $160 million.

•
Asbestos and Environmental (A&E). The internal actuarial and claims analysis suggests that Sirius Group’s A&E losses are covered by its previous paid activity and current reserves. However, the ongoing nature of the litigation surrounding these complex exposures can significantly affect Sirius Group’s liabilities. Sirius Group ended 2015 with $190 million in net reserves for A&E claims. Applying varying assumptions and industry benchmarks yielded a net range of A&E reserves from $164 million to $213 million. Further information is detailed below about Sirius Group’s A&E exposure.

Sirius Group A&E Reserves
Included in Sirius Group’s liabilities held for sale are A&E loss reserves. Sirius Group's A&E exposure is primarily from reinsurance contracts written between 1974 through 1985. The exposures are mostly higher layer excess of loss treaty and facultative coverages with relatively low limits exposed for each claim. In 2014, Sirius Group increased its net A&E exposure through incoming runoff portfolios acquired by Sirius Global Solutions. These acquisitions added $23 million in net asbestos reserves and $2 million in net environmental reserves in 2014. The acquisition of companies having modest portfolios of A&E exposure has been typical of several prior Sirius Global Solutions transactions and is likely to be an element of at least some future acquisitions. However, the acquisition of new A&E liabilities is undertaken only after careful due diligence and utilizing conservative reserving assumptions in relation to industry benchmarks. In the case of the portfolios acquired during 2014, the exposures arise almost entirely from old assumed reinsurance contracts having small limits of liability.
Sirius Group recorded $8 million of asbestos-related net incurred losses and LAE on its already existing asbestos reserves in 2014 that was primarily the result of management’s monitoring of a variety of metrics including actual paid and reported claims activity. No amount was recorded in 2015.
Sirius Group recorded an increase of $3 million and an increase of $2 million of environmental net losses in 2015 and 2014 on its already existing reserves.
Net incurred loss activity for asbestos and environmental in the last two years was as follows:

Net incurred loss and LAE activity	Year Ended December 31,
Millions	2015	2014
Asbestos	$(.4)	$8.0
Environmental	3.0	1.6
Total	$2.6	$9.6

Sirius Group’s net reserves for A&E losses were $190 million and $210 million as of December 31, 2015 and 2014, respectively. Sirius Group’s A&E three-year net paid survival ratio was approximately 8.9 years and 8.8 years as of December 31, 2015 and 2014, which is fairly consistent with industry survival ratios.

The following tables show gross and net loss and LAE payments for A&E exposures for the years ending December 31, 2006 through December 31, 2015:

Millions	Asbestos paid loss and LAE		Environmental paid loss and LAE
Year Ended December 31,	Gross	Net	Gross	Net
2006	$9.8	$7.9	$.6	$.5
2007	12.3	10.7	2.0	1.7
2008	19.7	14.3	2.2	1.6
2009	11.4	10.3	1.5	1.5
2010	14.5	12.1	.8	.9
2011	20.4	15.6	3.2	3.6
2012	34.7	29.4	2.3	1.5
2013	25.9	20.3	1.9	1.8
2014	21.9	16.9	1.4	1.6
2015	22.0	19.4	4.3	3.6

Sirius Group A&E Claims Activity
Sirius Group utilizes specialized claims handling processes on A&E exposures. The issues presented by these types of claims require expertise and an awareness of the various trends and developments in relevant jurisdictions. Generally, Sirius Group sets up claim files for each reported claim by each cedant for each individual insured. In many instances, a single claim notification from a cedant could involve several years and layers of coverage resulting in a file being set up for each involvement. Precautionary claim notices are submitted by the ceding companies in order to preserve their right to pursue coverage under the reinsurance contract. Such notices do not contain an incurred loss amount. Accordingly, an open claim file is not established. As of December 31, 2015, Sirius Group had 2,348 open claim files for asbestos and 462 open claim files for environmental exposures.
Sirius Group’s A&E claim activity for the last two years is illustrated in the table below.

	Year Ended December 31,
A&E Claims Activity	2015	2014
Asbestos
Total asbestos claims at the beginning of the year	2,492	2,023
Asbestos claims acquired during the year	—	304
Asbestos claims reported during the year	180	416
Asbestos claims closed during the year	(324)	(251)
Total asbestos claims at the end of the year	2,348	2,492
Environmental
Total environmental claims at the beginning of the year	490	399
Environmental claims acquired during the year	—	64
Environmental claims reported during the year	69	61
Environmental claims closed during the year	(97)	(34)
Total environmental claims at the end of the year	462	490
Total
Total A&E claims at the beginning of the year	2,982	2,422
A&E claims acquired during the year	—	368
A&E claims reported during the year	249	477
A&E claims closed during the year	(421)	(285)
Total A&E claims at the end of the year	2,810	2,982

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

Invested Assets
White Mountains used quoted market prices or other observable inputs to determine fair value for the 91% of its investment portfolio. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equity securities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs are primarily comprised of fixed maturity investments, which have been disaggregated into classes, including debt securities issued by corporations, municipal obligations, mortgage and asset-backed securities, foreign government obligations and preferred stocks. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Investments valued using Level 2 inputs also include certain ETFs that track U.S. stock indices such as the S&P 500 but are traded on foreign exchanges and that management values using the fund's published NAV to account for the difference in market close times. Level 3 fair value estimates based upon unobservable inputs include White Mountains's investments in hedge funds and private equity funds, surplus notes, as well as certain investments in fixed maturity investments, common equity securities, and convertible fixed and preferred maturity investments where quoted market prices are unavailable or are not considered reasonable. White Mountains determines when transfers between levels have occurred as of the beginning of the period.
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

White Mountains's process to assess the reasonableness of the market prices obtained from the outside pricing sources covers substantially all of its fixed maturity investments and includes, but is not limited to, evaluation of model pricing methodologies, review of the pricing services' quality control processes and procedures on at least an annual basis, comparison of market prices to prices obtained from different independent pricing vendors on at least a semi-annual basis, monthly analytical reviews of certain prices and review of assumptions utilized by the pricing service for selected measurements on an ad hoc basis throughout the year. White Mountains also performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price on an ad-hoc basis throughout the year. Prices provided by the pricing services that vary by more than 5% and $1.0 million from the expected price based on these procedures are considered outliers. Also considered outliers are prices that haven’t changed from period to period and prices that have trended unusually compared to market conditions. In circumstances where the results of White Mountains's review process does not appear to support the market price provided by the pricing services, White Mountains challenges the price. During the past year, 8 securities fell outside White Mountains’s expected results, thereby triggering the challenge with the pricing service. If White Mountains cannot gain satisfactory evidence to support the challenged price, it relies upon its own pricing methodologies to estimate the fair value of the security in question.
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
The following table summarizes White Mountains’s continuing operations fair value measurements and the percentage of Level 3 investments as of December 31, 2015. The major security types were based on the legal form of the securities. White Mountains has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, foreign governments, municipalities or entities issuing asset-backed securities vary depending on the nature of the issuing entity type:

	December 31, 2015
$ in millions	Fair value	Level 3 Inputs	Level 3 Inputs as a % of total fair value
U.S. Government and agency obligations	$160.0	$—	—
Debt securities issued by industrial corporations	1,000.0	—	—
Municipal obligations	228.8	—	—
Mortgage-backed and asset-backed securities	1,167.0	—	—
Foreign government, agency and provincial obligations	1.2	—	—
Preferred stocks	82.7	70.0	85%
Fixed maturity investments	2,639.7	70.0	3%
Common equity securities	1,113.9	—	—%
Short-term investments	211.3	—	—
Other long-term investments(1)	297.3	297.3	100%
Total investments	$4,262.2	$367.3	9%

(1)
Excludes carrying value of $3.8 associated with other long-term investment limited partnerships accounted for using the equity method. Excludes carrying value of $14.7 associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.

White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturity investments as of December 31, 2015 include securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities. See Note 5 - “Investment Securities” for tables that summarize the changes in White Mountains’s fair value measurements by level for the years ended December 31, 2015 and 2014 and for amount of total gains (losses) included in earnings attributable to unrealized investment gains (losses) for Level 3 investments for years ended December 31, 2015, 2014 and 2013.

Other Long-Term Investments
White Mountains’s continuing operations other long-term investments accounted for at fair value as of December 31, 2015 include $37 million in hedge funds and $91 million in private equity funds.  As of December 31, 2015, White Mountains held investments in 5 hedge funds and 22 private equity funds.  The largest investment in a single fund was $23 million and $22 million as of December 31, 2015 and 2014.
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
In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fund manager uses current market prices to determine fair value.  In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers generally consider the need for a liquidity discount on each of the underlying investments when determining the fund’s net asset value.  In the event White Mountains believes that the valuation provided by the fund manager differs from its expectations due to illiquidity or other factors associated with its investment in the fund, White Mountains will adjust the fund manager’s net asset value to more appropriately represent the fair value of its interest in the investment.  As of December 31, 2015, White Mountains determined that circumstances relating to certain underlying investments held in four separate private equity funds required an adjustment to the fund manager's net asset value.  The total adjustment relating to these underlying investments resulted in a $5 million valuation adjustment to the private equity fund managers' net asset value as of December 31, 2015.

Sensitivity analysis of likely returns on hedge fund and private equity fund investments
White Mountains’s continuing operations investment portfolio includes investments in hedge funds and private equity funds. As of December 31, 2015, the value of investments in hedge funds and in private equity funds was $37 million and $91 million, respectively.  The underlying investments are typically publicly traded and private common equity securities and investments, and, as such, are subject to market risks that are similar to White Mountains’s common equity securities. The following illustrates the estimated effect on December 31, 2015 fair value resulting from a 10% change and a 30% change in market value:

	December 31, 2015
	Change in fair value		Change in fair value
Millions	10% decline	10% increase	30% decline	30% increase
Hedge funds	$(3.7)	$3.7	$(11.1)	$11.1
Private equity funds	$(9.1)	$9.1	$(27.3)	$27.3

Hedge fund and private equity fund returns are commonly measured against the benchmark returns of hedge fund indices and/or the S&P 500 Index.  The historical returns for each index in the past five years are listed below:

	Year Ended December 31,
	2015	2014	2013	2012	2011
HFRX Equal Weighted Strategies Index	(1.5)%	(0.5)%	6.3%	2.5%	(6.2)%
S&P 500 Index	1.4%	13.7%	32.4%	16.0%	2.1%

Variable Annuity Reinsurance Liabilities
White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. White Mountains carries the benefit guarantees at fair value. The fair value of the guarantees is estimated using actuarial and capital market assumptions related to the projected discounted cash flows over the term of the reinsurance agreement. The valuation uses assumptions about surrenders rates, market volatilities and other factors, and includes a risk margin which represents the additional compensation a market participant would require to assume the risks related to the business. The selection of surrender rates, market volatility assumptions, risk margins and other factors require the use of significant management judgment. Assumptions regarding future policyholder behavior, including surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimate. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value of the liabilities associated with these guarantees that could materially affect results of operations. All of White Mountains’s variable annuity reinsurance liabilities of $(.3) million were classified as Level 3 measurements as of December 31, 2015.
Generally, the liabilities associated with these guarantees increase with declines in the equity markets and currencies against the Japanese yen, as well as with increases in market volatilities. Currently, declines in interest rates generally have a positive impact on bond values and are associated with a decrease in liabilities. The collective account values were approximately 109% and 113% of the guarantee value as of December 31, 2015 and 2014. In 2008, particularly in the fourth quarter, as a result of worldwide declines in equity markets, interest rates and the strengthening of the Japanese yen, the underlying investment accounts declined substantially and the collective account values were significantly lower than the guarantee value for several years. The liability is also affected by annuitant related behavioral and actuarial assumptions, including surrender and mortality rates. WM Life Re lowered its projected surrender rates in 2011 and 2010 to reflect the behavior observed during the turbulent markets experienced throughout those years. During 2014, policyholder account values rallied, as surrender charges in the underlying annuities expired and observed surrender rates increased to higher than expected levels. WM Life Re, as a result, increased its projected surrender rates used in the valuation of its variable annuity reinsurance liability at the end of 2014.
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
As of December 31, 2015, the value of bond funds tracking the WGBI was approximately ¥18.6 billion ($154.3 million). By country, the largest exposures, together comprising approximately 92% of the WGBI, were the United States (43%), France (10%), Italy (10%), Germany (8%), the United Kingdom (8%), Spain (5%), the Netherlands (3%), Belgium (3%) and Canada (2%). Eurozone countries together comprised approximately 41%. To reduce hedging basis risk (i.e., the risk that changes in the WGBI will cause WM Life Re's variable annuity guarantee liabilities to change in value at a different rate than the derivative hedges), in December 2009 WM Life Re entered into a series of total return swap contracts on the performance of the WGBI. As of December 31, 2010, approximately 49% of WM Life Re's WGBI-related liability was hedged with WGBI swaps. Because these swaps were denominated in US dollars, WM Life Re continued to hedge the results into Japanese yen to match the benchmark denominated in Japanese yen. In 2011, driven in large part by instability of Eurozone markets, WM Life Re significantly increased coverage of its WGBI exposure. Because the market for WGBI total return swaps was, and continues to be illiquid, WM Life Re entered into a series of total return swaps on the JP Morgan European Government Bond Index (JPM European GBI). Although the JPM European GBI is not an exact match for the European component of the WGBI, its structure and holdings are substantially similar. These swaps are denominated in Japanese yen. As of December 31, 2015, the total notional amounts of JPM European GBI swaps were ¥4.1 billion ($34 million). At that date, over 100% of the total exposure the European component of the WGBI was hedged with total return swaps. The JPM European GBI total return swaps have maturities laddered to approximate the maturities of the policies reinsured.
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

As of December 31, 2015, the value of bond funds tracking the Nomura BPI was approximately ¥20.2 billion ($168 million). In January 2010, because the types and tenors of liquid Japanese bond futures are extremely limited, to more closely track the performance of bond funds tracking the Nomura BPI, WM Life Re entered into its first total return swap contract on the performance of that index and subsequently hedged the majority of its Japan bond exposure with total return swaps. As of December 31, 2015, all of these contracts had matured and were not renewed due to what is deemed to be minimal remaining risk. Nomura BPI exposure is hedged with liquid Japanese bond futures and is subject to basis risk relating to the difference between the tenor of the bond futures and the tenor of the assets in the annuity funds covered by WM Life Re’s variable annuity guarantees.
As of December 31, 2015, the value of equity funds tracking the MSCI Kokusai was approximately ¥8.2 billion ($68.4 million). To reduce hedging basis risk, in 2011 WM Life Re entered into a series of total return swaps on the MSCI Kokusai, denominated in Japanese yen with maturities laddered during 2015 and 2016 to approximate the maturities of the policies reinsured. As of December 31, 2015, the total notional amount of MSCI Kokusai swaps was ¥5.6 billion ($46.7 million) and the percent of MSCI Kokusai fund exposure hedged by these swaps was over 100%. Residual MSCI Kokusai exposure is hedged with a variety of more liquid instruments, including exchange-traded futures.
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
The following table summarizes the estimated financial impact on WM Life Re's derivatives and benefit guarantee liabilities of instantaneous changes in individual market variables as of December 31, 2015. The table below assumes that all other market variables are constant and does not reflect the inter-dependencies between individual variables.

	Equity Market Returns		Foreign Currency Exchange(1)		Interest Rates(2)		Market Volatility(3)
Millions	20%	(20)%	15%	(15)%	Favorable	Unfavorable	Decrease	Increase
Liabilities	$—	$4	$—	$6	$—	$1	$—	$2
Hedge Assets	(1)	5	1	7	—	—	(1)	3
Net	$(1)	$1	$1	$1	$—	$(1)	$(1)	$1

(1)	The value of foreign currencies in Japanese yen terms.

(2)
In the unfavorable scenario, Japanese interest rates are decreased 70 bps, Japanese swap spreads are tightened by 25 bps, and foreign bond fund yields are increased 70 bps.  Conversely, in the favorable scenario, Japanese interest rates are increased 70 bps, Japanese swap spreads are widened 25 bps and foreign bond fund yields are decreased 70 bps.

(3)
White Mountains’s sensitivities for market implied volatilities vary by term. For equity implied volatilities, White Mountains changes implied volatilities by 15%. For foreign currency implied volatilities, White Mountains changes implied volatilities by 6%.

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

The table below summarizes as of December 31, 2015 and 2014, the estimated financial impact of simultaneous market events. Unlike the individual sensitivity analysis illustrated above, the analysis in the table below reflects the inter-dependencies between individual variables.

	As of December 31, 2015		As of December 31, 2014
Change in millions	Down Market	Up Market	Down Market	Up Market
Liabilities	$37	$—	$96	$(6)
Hedge Assets(1)	34	—	87	(6)
Net	$(3)	$—	$(9)	$—

(1)
Assumed hedge effectiveness in down and up markets of 93% and 106%, respectively, as of December 31, 2015 and 2014, adjusted for the unhedged portion of Japanese discount rate exposure. Some Japanese discount rate coverage remains primarily through WM Life Re's put option portfolio.

WM Life Re applies shocks to the Japanese interest rates and foreign bond fund yields in opposite directions. In the down market scenario, Japanese interest rates are decreased 70 bps, Japanese interest rate swap spreads are tightened by 25 bps, and foreign bond fund yields are increased 70 bps. The “up market” scenario assumes opposite movements in the same variables. For other variables, the “down market” scenario assumes equity indices decrease 20%, foreign currencies depreciate by 15% against the Japanese yen and implied market volatility increases as described in footnote 3 on page 91.  The “up market” scenario assumes opposite movements in the same variables. The size of the estimated impact on the liability of simultaneous market events, in both the “up market” and “down market” scenarios, is impacted by several factors, including the applicable account value to guaranty value ratios, term to maturity and surrender assumptions of policies reinsured. The increase in magnitude of the “down market” shock as of December 2015 versus the prior year was driven by the decrease in account values owing to market conditions.
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
During 2013, improved markets led to significantly higher ratios of annuitants’ account values to guarantee values and, as a result, annuitants surrendered their policies at higher rates than WM Life Re has observed in the past. In response to this trend, WM Life Re adjusted the projected surrender assumptions used in the valuation of its variable annuity reinsurance liability upward in the second quarter of 2013, which resulted in a gain of $2 million and again in the fourth quarter of 2013, which resulted in a gain of $5 million. In 2014 surrender rates continued to outpace assumptions and another adjustment was made in the fourth quarter of 2014. This adjustment resulted in a loss of $0.2 million because the policies most impacted had account values that were significantly higher than their guaranty values.
At the account value levels as of December 31, 2015, the average assumed surrender rate was approximately 40% per annum. The potential change in the fair value of the liability due to a change in current surrender assumptions is as follows:

	Change in fair value of liability
	December 31,
Millions	2015	2014
Decrease 100% (to zero surrenders)	$(.1)	$—
Increase 100%	$—	$—

The amounts in the table above could increase in the future if the fair value of the variable annuity guarantee liability changes due to factors other than the surrender assumptions (e.g., a decline in the ratio of the annuitants’ aggregate account values to their aggregate guarantee values).

As of December 31, 2011, WM Life Re increased the variable annuity guaranty liability by $6 million to partially reflect a “basis swap” implied by foreign exchange rates which results in lower projected returns (in Japanese yen) for the portion of funds invested in countries outside of Japan. Since the financial crisis in 2008, there has been a break in expected arbitrage free relationships between swap interest rates and foreign exchange rates (in particular, between the U.S. and Japan). This adjustment recognizes that this anomaly of trading values may be more than temporary. The balance of this reserve was $0 million as of December 31, 2015.
The following table summarizes the changes in White Mountains’s variable annuity reinsurance liabilities and derivative instruments for the year ended December 31, 2015 and 2014:

	Variable Annuity (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3(1)	Level 2(1)(2)	Level 1(3)	Total(4)
Balance at January 1, 2015	$.7	$18.9	$33.8	$3.7	$56.4
Purchases	—	—	—	—	—
Realized and unrealized gains (losses)	(.4)	(9.7)	(7.5)	8.4	(8.8)
Transfers in (out)	—	—	—	—	—
Sales/settlements	—	(6.5)	(9.8)	(11.2)	(27.5)
Balance at December 31, 2015	$.3	$2.7	$16.5	$0.9	$20.1

	Variable Annuity (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3(1)	Level 2(1)(2)	Level 1(3)	Total(4)
Balance at January 1, 2014	$(52.8)	$63.4	$4.7	$1.1	$69.2
Purchases	—	—	—	—	—
Realized and unrealized gains (losses)	53.5	(38.6)	(71.0)	37.2	(72.4)
Transfers in (out)	—	—	—	—	—
Sales/settlements	—	(5.9)	100.1	(34.6)	59.6
Balance at December 31, 2014	$.7	$18.9	$33.8	$3.7	$56.4

(1)	Includes over-the-counter instruments.

(2)
Includes interest rate swaps, total return swaps and foreign currency forward contracts. Fair value measurement based upon bid/ask pricing quotes for similar instruments that are actively traded, where available.  Swaps for which an active market does not exist have been priced using observable inputs including the swap curve and the underlying bond index.

(3)	Includes exchange traded equity index, foreign currency and interest rate futures. Fair value measurements based upon quoted prices for identical instruments that are actively traded.

(4)	In addition to derivative instruments, WM Life Re held cash, short-term and fixed maturity investments of $5.8 and $33.2 as of December 31, 2015 and 2014 posted as collateral to its counterparties.

3. Surplus Note Valuation

BAM Surplus Notes
As of December 31, 2015, White Mountains owned $503 million of surplus notes issued by BAM and has accrued $90 million in interest due thereon. Because BAM is consolidated in White Mountains’s financial statements, the BAM Surplus Notes and accrued interest are classified as intercompany notes, carried at face value and eliminated in consolidation. However, the BAM Surplus Notes and accrued interest are carried as assets at HG Global, of which White Mountains owns 97% of the equity, while the BAM Surplus Notes are carried as liabilities at BAM, which White Mountains has no ownership interest in and is completely attributed to non-controlling interests.
Periodically, White Mountains’s management reviews the recoverability of amounts recorded from the BAM Surplus Notes and, as of December 31, 2015, believes such notes and interest thereon to be fully recoverable. However, the determination of future recoverability is judgmental, as BAM was recently established and the ability of BAM to repay the principal and interest due on the BAM Surplus Notes is dependent upon BAM’s expected results, particularly premium and MSC collections, years into the future. Any write-off of the carried amount of the BAM Surplus Notes and/or the accrued interest thereon would adversely impact White Mountains’s adjusted book value per share. See Item 1A., Risk Factors, “If BAM does not pay some or all of the interest and principal due on the BAM Surplus Notes, our adjusted book value per share, results of operations and financial condition could be materially adversely affected.” on page 30.

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

OneBeacon Runoff Transaction
In the fourth quarter of 2014, in conjunction with the Runoff Transaction, OneBeacon provided financing in the form of surplus notes with a par value of $101 million, which had a fair value of $65 million at the date of closing. As of December 31, 2015 and 2014 the surplus notes has a fair value of $52 million and $65 million. The OneBeacon surplus notes, issued by one of the transferred entities, OBIC, since renamed Bedivere (“Issuer”), were in the form of both seller priority and pari passu notes.
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
Below is a table illustrating the valuation adjustments taken to arrive at the estimated fair value of the OneBeacon Surplus Notes as of December 31, 2015 and December 31, 2014:

	Type of Surplus Note		Total as of December 31, 2015	Total as of December 31, 2014
Millions	Seller Priority	Pari Passu
Par Value	$57.9	$43.1	$101.0	$101.0
Fair value adjustments to reflect:
Current market rates on public debt and contract-based repayments(1)	(.4)	(14.7)	(15.1)	(6.6)
Regulatory approval (2)	(11.7)	(12.5)	(24.2)	(12.6)
Liquidity adjustment (3)	(7.8)	(2.4)	(10.2)	(16.7)
Total adjustments	(19.9)	(29.6)	(49.5)	(35.9)
Fair value(4)	$38.0	$13.5	$51.5	$65.1

(1)
Represents the value of the OneBeacon surplus notes, at current market yields on publicly traded debt, and assuming issuer is allowed to make principal and interest payments when its financial capacity is available, as measured by statutory capital in excess of a 250% RBC score.

(2)
Represents anticipated delay in securing regulatory approvals of interest and principal payments to reflect graduated changes in Issuer's statutory surplus. The monetary impact of the anticipated delay is measured based on credit spreads of public securities with roughly equivalent percentages of discounted payments missed.

(3)	Represents impact of liquidity spread to account for OneBeacon’s sole ownership of the surplus notes, lack of a trading market and ongoing regulatory approval risk.
(4) The decrease in the fair value of the surplus notes during the twelve months ended December 31, 2015 was primarily due to widening of non-investment grade credit spreads.

The internal valuation model used to estimate the fair value is based on discounted expected cash flows using information as of the measurement date. The estimated fair value of the OneBeacon Surplus Notes is sensitive to changes in treasury rates and public debt credit spreads, as well as changes in estimates with respect to other variables including a discount to reflect the private nature of the notes (and the related lack of liquidity), the credit quality of the notes - based on the financial performance of the Issuer relative to expectations, and the timing, amount, and likelihood of interest and principal payments on the notes, which are subject to regulatory approval and therefore may vary from the contractual terms. As of December 31, 2015 and 2014, OneBeacon has assumed for estimating the fair value that interest payouts begin in year five (2020) and principal repayments begin on a graduating basis in year ten (2025) for the seller priority note and year fifteen (2030) for the pari passu note. Although these variables involve considerable judgment, the Company does not currently expect any resulting changes in the estimated value of the surplus notes to be material to its financial position.
As a means to provide the degree of variability for each of the key assumptions that affect the fair value of the OneBeacon Surplus Notes, below is a table of sensitivities which measure hypothetical changes in such variables and the resulting pre-tax increase (or decrease) impact on the valuation of the OneBeacon surplus notes as of December 31, 2015.

Estimates affecting fair value	Pre-tax increase (decrease) in fair value
Millions
Liquidity Spread (1)	-100 bp	-50 bp	+50 bp	+100 bp
Seller priority note	$2.8	$1.4	$(1.4)	$(2.6)
Pari passu note	1.0	0.4	(.4)	(0.8)
Total OneBeacon Surplus Notes	$3.8	$1.8	$(1.8)	$(3.4)

Credit Assignment (2)	+2 Notches	+1 Notch	-1 Notch	-2 Notches
Seller priority note	$8.7	$4.1	$(3.6)	$(6.8)
Pari passu note	2.7	1.3	(1.1)	(2.1)
Total OneBeacon Surplus Notes	$11.4	$5.4	$(4.7)	$(8.9)

Principal Repayments (3)	-3 Years	-1 Year	+1 Year	+3 Years
Seller priority note	$2.5	$0.7	$(.9)	$(2.3)
Pari passu note	.9	.3	(.1)	(.4)
Total OneBeacon Surplus Notes	$3.4	$1.0	$(1.0)	$(2.7)

Interest Repayments (4)	-3 Years	-1 Year	+1 Year	+3 Years
Seller priority note	$6.6	$2.8	$(4.2)	$(11.8)
Pari passu note	6.0	2.6	(2.7)	(6.8)
Total OneBeacon Surplus Notes	$12.6	$5.4	$(6.9)	$(18.6)
(1) Represents the sensitivity to changes in the estimate of the liquidity spread added to account for OneBeacon’s sole ownership of the OneBeacon Surplus Notes, lack of a liquid trading market, and ongoing regulatory approval risk.
(2) Represents the sensitivity to changes in the estimate of the underlying equivalent credit quality of the OneBeacon Surplus Notes. Such credit quality is approximated by comparing the expected percentage of discounted payments missed, as calculated in a proprietary Stochastic simulation, to a series of benchmarks derived from data published by Standard & Poor’s. Note that “notch” is defined as the difference between, for example. a “B” and “B+” rated instrument.
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

Interest Rate and Credit Spread Risk

Fixed Maturity Investments.  In connection with the Company’s consolidated insurance and reinsurance subsidiaries, White Mountains invests in interest rate sensitive securities, primarily debt securities. White Mountains generally manages the interest rate risk associated with its portfolio of fixed maturity investments by monitoring the average duration of the portfolio. White Mountains’s fixed maturity investments are comprised primarily of investment grade corporate securities; U.S. government and agency securities; foreign government, agency and provincial obligations; preferred stocks; asset-backed and mortgage-backed securities; and municipal obligations.
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
The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on White Mountains’s continuing operations fixed maturity investments. Size of interest rate decreases may be limited in order to floor interest rates at a de minimis level.

$ in millions	Fair Value at December 31, 2015	Assumed Change in Relevant Interest Rate	Estimated Fair Value After Change in Interest Rate	After-Tax Increase (Decrease) in Carrying Value
Fixed maturity investments	$2,639.7	100 bp decrease	$2,692.0	$35.1
		50 bp decrease	2,669.2	19.8
		50 bp increase	2,608.6	(20.9)
		100 bp increase	2,577.4	(42.0)

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
White Mountains’s overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to their investment risks. Widening and tightening of credit spreads translate into decreases and increases in fair values of fixed maturity investments, respectively. The table below summarizes the estimated pre-tax effects of hypothetical widening and tightening of credit spreads on White Mountains’s continuing operations fixed maturity investment portfolio.

	December 31, 2015
Millions	Fair Value	Tighten 50	Tighten 25	Widen 25	Widen 50
U.S. Government and agency obligations	$160.0	$—	$—	$—	$—
Foreign government, agency and provincial obligations	1.2	—	—	—	—

		Tighten 100	Tighten 50	Widen 50	Widen 100
Agency mortgage-backed	330.5	7.6	4.2	(5.2)	(10.3)
Asset-backed	562.9	5.0	3.6	(4.4)	(8.7)

		Tighten 200	Tighten 100	Widen 100	Widen 200
Debt securities issued by corporations	1,000.0	32.8	21.7	(24.6)	(48.4)
Municipal obligations	228.8	16.1	8.8	(9.9)	(19.4)

		Tighten 400	Tighten 200	Widen 200	Widen 400
Non-agency commercial mortgage-backed	140.4	14.4	10.5	(10.7)	(20.3)

		Tighten 600	Tighten 300	Widen 300	Widen 600
Preferred stocks	82.7	3.6	3.5	(4.7)	(7.1)
Non-agency residential mortgage-backed	133.2	9.4	9.3	(11.8)	(21.5)

The magnitude of the fair value decrease in wider credit spread scenarios may be more significant than the fair value increase in comparable tighter credit spread scenarios. This can occur because the analysis limits the credit spread tightening in order to floor yields of non-government bonds above short government bond yields, muting price increases.

Common Equity Securities and Other Long-term Investments Price Risk
The carrying values of White Mountains’s common equity securities and other long-term investments are based on quoted market prices or management’s estimates of fair value as of the balance sheet date. Market prices of equity securities, in general, are subject to fluctuations.  These fluctuations could cause the amount realized upon sale or exercise of these instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the investment, the relative price of alternative investments, supply and demand imbalances for a particular security, or other market factors. Assuming a hypothetical 10% and 30% increase or decrease in the value of White Mountains’s continuing operations common equity securities and other long-term investments as of December 31, 2015, the carrying value of White Mountains’s common equity securities and other long-term investments would have increased or decreased by approximately $143 million and $429 million pre-tax. Excluding Symetra, the carrying value of White Mountains’s common equity securities and other long-term investments would have increased or decreased by approximately $78 million and $233 million pre-tax.

Long-term obligations
White Mountains carries its financial instruments on its balance sheet at fair value with the exception of its fixed-rate, long-term indebtedness, the Tranzact and MediaAlpha Bank Facilities, and the SIG Preference Shares, which are recorded as non-controlling interest.
The following table summarizes the fair value and carrying value of financial instruments as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
OBH Senior Notes	$276.4	$274.8	$286.0	$274.7
Tranzact Bank Facility	102.8	102.9	68.7	67.4
MediaAlpha Bank Facility	15.0	14.7	—	—
SIG Senior Notes	410.0	399.8	437.8	399.7
SIG Preference Shares	255.0	250.0	260.0	250.0

The fair value estimate for the OBH Senior Notes has been determined using quoted market prices and is considered a Level 2 measurement. The fair value estimate for the Tranzact Bank Facility and MediaAlpha Bank Facility have been determined based on a discounted cash flows approach and are considered to be Level 3 measurements. The fair value estimates for the SIG Senior Notes and the SIG Preference Shares have been determined based on indicative broker quotes and are considered to be Level 3 measurements.

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
The following table illustrates the pre-tax effect that a hypothetical 10% increase (i.e. U.S. dollar strengthening) or decrease (i.e. U.S. dollar weakening) in the rate of exchange from the British pound sterling, the Canadian dollar, the Swedish krona and the euro to the U.S. dollar would have on the carrying value of White Mountains’s total operations net assets, continuing operations net assets, and discontinued operations net assets denominated in the respective currencies as of December 31, 2015 and December 31, 2014:

	December 31, 2015
	10% increase			10% decrease
Millions	Continuing Operations	Discontinued Operations	Total Operations	Continuing Operations	Discontinued Operations	Total Operations
British pound sterling to U.S. dollar	$(1.1)	$(17.1)	$(18.2)	$1.1	$17.1	$18.2
Swedish krona to U.S. dollar	—	(6.4)	(6.4)	—	6.4	6.4
Canadian dollar to U.S. dollar	—	(4.8)	(4.8)	—	4.8	4.8
Euro to U.S. dollar	(2.4)	—	(2.4)	2.4	—	2.4

	December 31, 2014
	10% increase			10% decrease
Millions	Continuing Operations	Discontinued Operations	Total Operations	Continuing Operations	Discontinued Operations	Total Operations
British pound sterling to U.S. dollar	$(1.6)	$(15.0)	$(16.6)	$1.6	$15.0	$16.6
Swedish krona to U.S. dollar	—	(24.8)	(24.8)	—	24.8	24.8
Canadian dollar to U.S. dollar	—	(4.9)	(4.9)	—	4.9	4.9
Euro to U.S. dollar	(2.5)	(2.3)	(4.8)	2.5	2.3	4.8

Variable Annuity Guarantee Risk
White Mountains entered into an agreement to reinsure death and living benefit guarantees associated with certain variable annuities issued in Japan. The reinsurance agreement assumes risk related to a shortfall between the account value and the guaranteed value that must be paid by the ceding company to an annuitant or to an annuitant’s beneficiary in accordance with the underlying annuity contracts. Generally, the liabilities associated with these guarantees increase with declines in the equity markets, interest rates and currencies against the Japanese yen, as well as with increases in market volatilities. The liability is also affected by annuitant-related actuarial assumptions, including surrender and mortality rates. As of December 31, 2015, the total asset for the reinsured variable annuity guarantees was $0.3 million.
WM Life Re uses derivative instruments, including put options, interest rate swaps, total return swaps on bond indices and forward and futures contracts on currency pairs and government bonds to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. As of December 31, 2015, the fair value of these derivative instruments was $20 million. In addition, WM Life Re held approximately $6 million of cash and fixed maturity investments as of December 31, 2015 posted as collateral to its reinsurance and derivatives counterparties.
WM Life Re measures its net exposure to changes in relevant interest rates, foreign exchange rates and equity markets on a daily basis and adjusts its economic hedge positions within risk guidelines established by senior management. WM Life Re also monitors the effects of annuitant-related experience against actuarial assumptions (including surrender and mortality rates) on a weekly basis and adjusts relevant assumptions and economic hedge positions if required. While WM Life Re actively manages its economic hedge positions, several factors, including policyholder behavior and mismatches between underlying variable annuity funds and the hedge indices, may result in the failure of economic hedges to perform as intended. See discussion of fair value measurement of reinsured variable annuity liabilities and derivative instruments and sensitivity analyses of significant inputs in “CRITICAL ACCOUNTING ESTIMATES — Fair Value Measurements” on page 86.

Item 8.       Financial Statements and Supplementary Data

The financial statements and supplementary data have been filed as a part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 105 of this report.
The financial statements of Symetra for the years ended December 31, 2014 and 2013 and the interim period ended September 30, 2015 have been filed as a part of this Annual Report on Form 10-K (see Exhibits 99.1 and 99.2 on page 103 of this report).

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The Principal Executive Officer (“PEO”) and the Principal Financial Officer (“PFO”) of White Mountains have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2015. Based on that evaluation, the PEO and PFO have concluded that White Mountains’s disclosure controls and procedures are adequate and effective.
The PEO and the PFO of White Mountains have evaluated the effectiveness of its internal control over financial reporting as of December 31, 2015. Based on that evaluation, the PEO and PFO have concluded that White Mountains’s internal control over financial reporting is effective. Management’s annual report on internal control over financial reporting is included on page F-82 of this report. The attestation report on the effectiveness of our internal control over financial reporting by PricewaterhouseCoopers LLP is included on page F-83 of this report.
There has been no change in White Mountains’s internal controls over financial reporting that occurred during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect White Mountains’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Reported under the captions “The Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance—Committees of the Board—Audit Committee” in the Company’s 2016 Proxy Statement, herein incorporated by reference, and under the caption “Executive Officers of the Registrant” of this Annual Report on Form 10-K.
The Company’s Code of Business Conduct, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company, is available at www.whitemountains.com and is also included as Exhibit 14 on the Form 10-K. The Company’s Code of Business Conduct is also available in print free of charge to any shareholder upon request.
There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors. The procedures for shareholders to nominate directors are reported under the caption “Corporate Governance—Committees of the Board—Nominating and Governance Committee” in the Company’s 2016 Proxy Statement, herein incorporated by reference.

Item 11.    Executive Compensation

Reported under the captions “Executive Compensation” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in the Company’s 2016 Proxy Statement, herein incorporated by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reported under the captions “Voting Securities and Principal Holders Thereof” and “Equity Compensation Plan Information” in the Company’s 2016 Proxy Statement, herein incorporated by reference.

Item 13.      Certain Relationships, Related Transactions and Director Independence

Reported under the caption “Transactions with Related Persons, Promoters and Certain Control Persons” and “Corporate Governance—Director Independence” in the Company’s 2016 Proxy Statement, herein incorporated by reference.

Item 14.     Principal Accountant Fees and Services

Reported under the caption “Principal Accountant Fees and Services” in the Company’s 2016 Proxy Statement, herein incorporated by reference.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

a.                                       Documents Filed as Part of the Report

The financial statements and financial statement schedules and reports of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 105 of this report. A listing of exhibits filed as part of the report appear on pages 101 through 103 of this report.

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
4.1
Fiscal Agency Agreement between White Mountains Re Group, Ltd. as Issuer and The Bank of New York as Fiscal Agent governing the SIG Senior Notes (incorporated by reference herein to Exhibit 4.1 of the Company’s Report on Form 8-K dated March 14, 2007)

4.2
Certificate of Designation, setting forth the designations, powers, preferences and rights of the SIG Preference Shares (incorporated by reference herein to Exhibit 3.1 of the Company’s Report on Form 8-K dated May 29, 2007)

4.3
Indenture, dated as of November 9, 2012, among OneBeacon U.S. Holdings, Inc., the Company, and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference herein to Exhibit 4.3 of the Company’s 2012 Annual Report on Form 10-K)

4.4
First Supplemental Indenture, dated as of November 9, 2012, among OneBeacon U.S. Holdings, Inc., the Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference herein to Exhibit 4.4 of the Company’s 2012 Annual Report on Form 10-K)

10.1
$425,000,000 Credit Agreement, dated August 14, 2013 among the Company, as the Borrower, Wells Fargo Bank, N.A., as Administrative Agent, Swing Line Lender and Issuing Lender, and the other lenders party hereto (incorporated by reference herein to Exhibit 10.1 of the Company’s Report on Form 10-Q dated October 28, 2013)

10.2
Amendment No.1 to the $425,000,000 Credit Agreement, dated August 14, 2013 among the Company, as the Borrower, Wells Fargo Bank, N.A., as Administrative Agent, Swing Line Lender and Issuing Lender, and the other lenders party hereto.(incorporated by reference herein to Exhibit 10.1 of the Company’s Report on Form 10-Q dated October 29, 2014)

10.3
Investment Management Agreement between Prospector Partners, LLC and White Mountains Advisors LLC (incorporated by reference herein to Exhibit 99.1 of the Company’s Report on Form 8-K dated June 20, 2005)

10.4
Amendment to the Investment Management Agreement between Prospector Partners, LLC and White Mountains Advisors, LLC dated February 23, 2006 (incorporated by reference herein to the Company’s Report on Form 8-K dated February 28, 2006)

10.5
Amended and restated Investment Management Agreement between White Mountains Advisors, LLC and OneBeacon dated December 23, 2014 (incorporated by reference herein to Exhibit 10.6 of the Company’s 2014 Annual Report on Form 10-K)

10.6
Investment Management Agreement between Prospector Partners, LLC and OneBeacon dated
February 25, 2015 (incorporated by reference herein to Exhibit 10.7 of the Company’s 2014 Annual Report on Form 10-K)

Exhibit number	Name
10.7	Consulting Letter Agreement between Prospector Partners, LLC and White Mountains Advisors LLC (incorporated by reference herein to Exhibit 99.2 of the Company’s Report on Form 8-K dated June 20, 2005)
10.8
White Mountains Long-Term Incentive Plan, as amended, (incorporated by reference to Appendix A of the Company’s Notice of 2010 Annual General Meeting of Members and Proxy Statement dated March 29, 2010)

10.9
White Mountains Long-Term Incentive Plan, as amended, (incorporated by reference to Appendix A of the Company’s Notice of 2013 Annual General Meeting of Members and Proxy Statement dated April 10, 2013)

10.10	White Mountains Bonus Plan*
10.11	White Mountains Re Long Term Incentive Plan (incorporated by reference herein to Exhibit 10.12 of the Company’s 2009 Annual Report on Form 10-K)
10.12	OneBeacon Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.16 of the Company’s 2012 Annual Report on Form 10-K)
10.13	OneBeacon Long-Term Incentive Plan (2007) (incorporated by reference herein to Exhibit 10.15 of the Company’s 2014 Annual Report on Form 10-K)
10.14	OneBeacon’s 2015 Management Incentive Plan (*)
10.15
Restricted Share Award Agreement by and between OneBeacon Insurance Group, Ltd. And T. Michael Miller dated as of May 27, 2011(incorporated by reference herein to Exhibit 10.22 of the Company’s 2011 Annual Report on Form 10-K)

10.16
Amended and Restated Revenue Sharing Agreement among John D. Gillespie, Fund American Companies, Inc. and Folksamerica Reinsurance Company (incorporated by reference herein to Exhibit 10.26 of the Company’s 2004 Annual Report on Form 10-K)

10.17
Nonqualified Stock Option Agreement made as of the 6th day of March 2007, by and between the Company and Raymond Barrette (incorporated by reference herein to Exhibit 99.1 of the Company’s Report on Form 8-K/A dated March 7, 2007)

10.18
Amendment No. 1 to Nonqualified Stock Option Agreement made as of the 10th day of August 2010, by and between the Company and Raymond Barrette (incorporated by reference herein to Exhibit 10.1 of the Company’s Report on Form 10-Q dated October 29, 2010)

10.19
Restricted Share Award Agreement made as of the 6th day of March 2007, by and between the Company and Raymond Barrette (incorporated by reference herein to Exhibit 99.2 of the Company’s Report on Form 8-K/A dated March 7, 2007)

10.20
Amendment No.1 to Restricted Share Award Agreement made as of the 10th day of August 2010, by and between the Company and Raymond Barrette (incorporated by reference herein to Exhibit 10.2 of the Company’s Report on Form 10-Q dated October 29, 2010)

10.21
Stock Purchase Agreement, dated May 17, 2011, between White Mountains Holdings (Luxembourg) S.à r.l. and The Allstate Corporation (incorporated by reference herein to Exhibit 10.1 of the Company’s Report on Form 8-K dated May 18, 2011)

10.22
Stock Purchase Agreement by and among the OneBeacon Insurance Group Ltd., OneBeacon Insurance Group LLC, Trebuchet and Armour Group Holdings Limited dated as of October 18, 2012. (incorporated by reference herein to Exhibit 10.1 of the Company’s Report on 10-Q dated October 30, 2012)

10.23
Amendment No.1 dated as of February 1, 2013 to Stock Purchase Agreement by and among OneBeacon Insurance Group Ltd., OneBeacon Insurance Group LLC, Trebuchet US Holdings, Inc. and Armour Group Holdings Limited (incorporated by reference herein to Exhibit 10.25 of the Company’s 2014 Annual Report on Form 10-K)

10.24
Amendment No. 2 dated as of October 25, 2013 to Stock Purchase Agreement by and among OneBeacon Insurance Group Ltd., OneBeacon Insurance Group LLC, Trebuchet US Holdings, Inc. and Armour Group Holdings Limited (incorporated by reference herein to Exhibit 10.30 of the Company’s Annual Report on 10-K dated February 28, 2014)

10.25
Amendment No. 3 dated as of June 19, 2014 to Stock Purchase Agreement by and among OneBeacon Insurance Group Ltd., OneBeacon Insurance Group LLC, Trebuchet US Holdings, Inc. and Armour Group Holdings Limited (incorporated by reference herein to Exhibit 10.1 of the Company’s Report on 10-Q dated July 29, 2014)

10.26
Amendment No. 4 dated as of November 3, 2014 to Stock Purchase Agreement by and among OneBeacon Insurance Group Ltd., OneBeacon Insurance Group LLC, Trebuchet US Holdings, Inc. and Armour Group Holdings Limited (incorporated by reference herein to Exhibit 10.28 of the Company’s 2014 Annual Report on Form 10-K)

Exhibit number	Name
10.27
Regulation 114 Trust Agreement by and among Build America Mutual Assurance Company, HG Re Ltd. and The Bank of New York Mellon, dated as of July 20, 2012. (incorporated by reference herein to Exhibit 10.2 of the Company’s Report on 10-Q dated October 30, 2012)

10.28
Supplemental Trust Agreement by and among Build America Mutual Assurance Company, HGR Patton (Luxembourg) S.à r.l., United States of America Branch, and The Bank of New York Mellon, dated as of July 20, 2012. (incorporated by reference herein to Exhibit 10.3 of the Company’s Report on 10-Q dated
October 30, 2012)

10.29
Surplus Note Purchase Agreement between Build America Mutual Assurance Company, as Issuer and HG Holdings Ltd. and HG Re Ltd. as Purchasers dated as of July 17, 2012.(incorporated by reference herein to Exhibit 10.4 of the Company’s Report on 10-Q dated October 30, 2012)

10.30
Amended and Restated Surplus Note Purchase Agreement between Build America Mutual Assurance Company, as Issuer and HG Holdings Ltd. and HG Re Ltd. as Purchasers dated as of January 1, 2014.(incorporated by reference herein to Exhibit 10.1 of the Company’s Report on 10-Q dated April 28, 2014)

10.31
Stock Purchase Agreement dated July 24, 2015 between Lone Tree Holdings Ltd., Sirius International Insurance Group, Ltd., CM International Holding Pte. Ltd. and CM Bermuda Limited (incorporated by reference herein to Exhibit 10.1 of the Company's Report on Form 8-K dated July 24, 2015)

10.32
Sabbatical Agreement dated June 1, 2015 between White Mountains Capital, Inc. and G. Manning Rountree (incorporated by reference herein to Exhibit 10.2 of the Company's Report on Form 10-Q dated August 3, 2015)

10.33
Employment Agreement dated as of July 24, 2015 between Sirius International Insurance Group, Ltd. and Allan L. Waters (incorporated by reference herein to Exhibit 10.3 of the Company's Report on Form 10-Q dated November 2, 2015)

11	Statement Re Computation of Per Share Earnings (**)
12	Statement Re Computation of Ratio of Earnings to Fixed Charges (*)
14	The Company’s Code of Business Conduct, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company (*)
21	Subsidiaries of the Registrant (*)
23.1	Consent of PricewaterhouseCoopers LLP dated February 29, 2016 (*)
23.2	Consent of Ernst & Young LLP dated February 29, 2016 (*)
24	Powers of Attorney (*)
31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934 (*)
31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934 (*)
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
99.1
Symetra Financial Corporation’s financial statements for the years ended December 31, 2014 and 2013 (incorporated by reference herein from Symetra Financial Corporation’s 2014 Annual Report on Form 10-K dated February 26, 2015 and Form 10-K/A dated April 22, 2015, Commission file number: 001-33808) (***)

99.2
Symetra Financial Corporation’s financial statements for the interim period ended September 30, 2015 (incorporated by reference herein from Symetra Financial Corporation’s Report on Form 10-Q dated November 6, 2015, Commission file number: 001-33808) (***)

101.1
The following financial information from White Mountains’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL: (i) Consolidated balance sheets as of December 31, 2015 and December 31, 2014; (ii) Consolidated statements of operations and comprehensive income for each of the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated statements of shareholders’ equity for each of the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated statements of cash flows for each of the years ended December 31, 2015, 2014 and 2013; and (v) Notes to consolidated financial statements (*).

(*)	Included herein.

(**)	Not included herein as the information is contained elsewhere within report. See Note 11—“Earnings Per Share” of the accompanying consolidated financial statements.

(***)
Exhibits 99.1 and 99.2 to this Annual Report on Form 10-K  are being filed to provide audited and unaudited financial statements and the related footnotes of Symetra in accordance with SEC Rule 3-09 of Regulation S-X. The management of Symetra is solely responsible for the form and content of the Symetra financial statements. White Mountains has no responsibility for the form or content of the Symetra financial statements since it does not control Symetra.

c.                                       Financial Statement Schedules

The financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 105 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Date:	February 29, 2016	By:	/s/ J. BRIAN PALMER
J. Brian Palmer
Managing Director and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RAYMOND BARRETTE	Chairman, CEO (Principal Executive Officer) and Director	February 29, 2016
Raymond Barrette
YVES BROUILLETTE*	Director	February 25, 2016
Yves Brouillette
MORGAN W. DAVIS*	Director	February 25, 2016
Morgan W. Davis
A. MICHAEL FRINQUELLI*	Director	February 25, 2016
A. Michael Frinquelli
/s/ DAVID T. FOY	Executive Vice President and CFO (Principal Financial Officer)	February 29, 2016
David T. Foy
EDITH E. HOLIDAY*	Director	February 25, 2016
Edith E. Holiday
/s/ J. BRIAN PALMER	Managing Director and Chief Accounting Officer (Principal Accounting Officer)	February 29, 2016
Brian Palmer
LOWNDES A. SMITH*	Director	February 25, 2016
Lowndes A. Smith
GARY C. TOLMAN*	Director	February 25, 2016
Gary C. Tolman

By:	/s/ RAYMOND BARRETTE
Raymond Barrette, Attorney-in-Fact

WHITE MOUNTAINS INSURANCE GROUP, LTD.
Index to Consolidated Financial Statements and Financial Statement Schedules

CONSOLIDATED BALANCE SHEETS

	December 31,
Millions, except share and per share amounts	2015	2014
Assets
Fixed maturity investments, at fair value	$2,639.7	$2,422.0
Short-term investments, at amortized cost (which approximates fair value)	211.3	376.8
Common equity securities, at fair value	1,113.9	611.7
Other long-term investments	315.8	331.9
Total investments	4,280.7	3,742.4
Cash (restricted $5.8 and $23.7)	179.3	261.7
Reinsurance recoverable on unpaid losses	186.5	161.7
Reinsurance recoverable on paid losses	7.5	12.2
Insurance premiums receivable	223.3	241.1
Investments in unconsolidated affiliates	—	414.4
Deferred acquisition costs	107.6	107.2
Deferred tax asset	112.8	114.6
Ceded unearned insurance premiums	29.5	17.8
Accrued investment income	14.0	14.3
Accounts receivable on unsettled investment sales	41.9	37.8
Goodwill and intangible assets	375.7	351.2
Other assets	318.7	348.7
Assets held for sale	4,407.0	4,630.6
Total assets	$10,284.5	$10,455.7
Liabilities
Loss and loss adjustment expense reserves	$1,395.8	$1,350.0
Unearned insurance premiums	612.6	616.7
Debt	442.4	343.1
Deferred tax liability	7.0	—
Accrued incentive compensation	141.7	108.1
Ceded reinsurance payable	30.5	34.2
Funds held under insurance contracts	137.8	81.0
Accounts payable on unsettled investment purchases	—	.5
Other liabilities	264.7	278.4
Liabilities held for sale	2,884.0	3,105.3
Total liabilities	5,916.5	5,917.3
Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share—authorized 50,000,000 shares; issued and outstanding 5,623,735 and 5,986,214 shares	5.6	6.0
Paid-in surplus	972.6	1,028.7
Retained earnings	3,084.9	3,010.5
Accumulated other comprehensive income (loss), after-tax:
Equity in net unrealized gains from investments in Symetra common shares	—	34.9
Net unrealized foreign currency translation losses	(145.6)	(79.8)
Pension liability and other	(4.3)	(4.6)
Total White Mountains’s common shareholders’ equity	3,913.2	3,995.7
Non-controlling interests	454.8	542.7
Total equity	4,368.0	4,538.4
Total liabilities and equity	$10,284.5	$10,455.7
See Notes to Consolidated Financial Statements including Note 14 for non-controlling interests and Note 21 for Commitments and Contingencies.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
Millions, except per share amounts	2015	2014	2013
Revenues
Earned insurance premiums	$1,188.2	$1,185.0	$1,120.9
Net investment income	60.8	59.5	59.8
Net realized and unrealized investment gains	225.4	78.5	133.9
Other revenue	334.2	131.1	47.0
Total revenues	1,808.6	1,454.1	1,361.6
Expenses
Loss and loss adjustment expenses	708.9	824.0	622.1
Insurance and reinsurance acquisition expenses	220.1	206.2	210.4
Other underwriting expenses	218.6	179.6	205.2
General and administrative expenses	487.5	257.7	149.1
Interest expense on debt	18.6	15.6	16.2
Total expenses	1,653.7	1,483.1	1,203.0
Pre-tax income (loss)	154.9	(29.0)	158.6
Income tax (expense) benefit	.7	14.8	(32.6)
Net income (loss) from continuing operations	155.6	(14.2)	126.0
Gain (loss) on sale of discontinued operations, net of tax	18.2	(1.6)	46.6
Net income from discontinued operations, net of tax	80.6	260.2	99.9
Income before equity in earnings of unconsolidated affiliates	254.4	244.4	272.5
Equity in earnings of unconsolidated affiliates, net of tax	25.1	45.6	36.6
Net income	279.5	290.0	309.1
Net loss attributable to non-controlling interests	18.1	22.2	12.5
Net income attributable to White Mountains’s common shareholders	297.6	312.2	321.6
Other comprehensive income, net of tax:
Change in equity in net unrealized (losses) gains from investments in Symetra common shares, net of tax	(34.9)	75.3	(98.1)
Change in foreign currency translation, net of tax	(65.8)	(168.5)	2.7
Net change in pension liability and other, net of tax	.3	(11.7)	20.8
Comprehensive income	197.2	207.3	247.0
Comprehensive loss (income) attributable to non-controlling interests	—	3.3	(5.2)
Comprehensive income attributable to White Mountains’s common shareholders	$197.2	$210.6	$241.8
Earnings per share attributable to White Mountains’s common shareholders
Basic earnings per share
Continuing operations	$33.80	$8.77	$28.22
Discontinued operations	16.80	42.36	23.63
Total consolidated operations	$50.60	$51.13	$51.85
Diluted earnings per share
Continuing operations	$33.80	$8.77	$28.22
Discontinued operations	16.80	42.36	23.63
Total consolidated operations	$50.60	$51.13	$51.85
Dividends declared and paid per White Mountains’s common share	$1.00	$1.00	$1.00
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	White Mountains’s Common Shareholders’ Equity
Millions	Common shares and paid-in surplus	Retained earnings	AOCI, after-tax	Total	Non-controlling Interests	Total Equity
Balances at December 31, 2012	$1,057.2	$2,542.5	$131.9	$3,731.6	$526.3	$4,257.9
Net income (loss)	—	321.6	—	321.6	(12.5)	309.1
Net change in unrealized losses from investments in unconsolidated affiliates	—	—	(98.1)	(98.1)	—	(98.1)
Net change in foreign currency translation	—	—	2.7	2.7	—	2.7
Net change in pension liability and other accumulated comprehensive items	—	—	15.6	15.6	5.2	20.8
Comprehensive income (loss)	—	321.6	(79.8)	241.8	(7.3)	234.5
Dividends declared on common shares	—	(6.2)	—	(6.2)	—	(6.2)
Dividends/distributions to non-controlling interests	—	—	—	—	(39.7)	(39.7)
Issuances of common shares	1.0	—	—	1.0	—	1.0
Repurchases and retirements of common shares	(23.8)	(56.0)	—	(79.8)	—	(79.8)
Net contributions from non-controlling interests	—	—	—	—	11.5	11.5
Amortization of restricted share and option awards	16.7	—	—	16.7	.9	17.6
Balances at December 31, 2013	1,051.1	2,801.9	52.1	3,905.1	491.7	4,396.8
Net income (loss)	—	312.2	—	312.2	(22.2)	290.0
Net change in unrealized gains from investments in unconsolidated affiliates	—	—	75.3	75.3	—	75.3
Net change in foreign currency translation	—	—	(168.2)	(168.2)	(.3)	(168.5)
Net change in pension liability and other accumulated comprehensive items	—	—	(8.7)	(8.7)	(3.0)	(11.7)
Comprehensive income (loss)	—	312.2	(101.6)	210.6	(25.5)	185.1
Dividends declared on common shares	—	(6.2)	—	(6.2)	—	(6.2)
Dividends/distributions to non-controlling interests	—	—	—	—	(40.7)	(40.7)
Issuances of common shares	4.8	—	—	4.8	—	4.8
Repurchases and retirements of common shares	(37.1)	(97.4)	—	(134.5)	—	(134.5)
Net contributions from non-controlling interests	—	—	—	—	8.3	8.3
Non-controlling interest from acquisitions	—	—	—	—	122.1	122.1
Redemptions of Prospector Turtle Fund	—	—	—	—	(14.0)	(14.0)
Amortization of restricted share and option awards	15.9	—	—	15.9	.8	16.7
Balances at December 31, 2014	1,034.7	3,010.5	(49.5)	3,995.7	542.7	4,538.4
Net income (loss)	—	297.6	—	297.6	(18.1)	279.5
Net change in unrealized losses from investments in unconsolidated affiliates	—	—	(34.9)	(34.9)	—	(34.9)
Net change in foreign currency translation	—	—	(65.8)	(65.8)	—	(65.8)
Net change in pension liability and other accumulated comprehensive items	—	—	.3	.3	—	.3
Comprehensive income (loss)	—	297.6	(100.4)	197.2	(18.1)	179.1
Dividends declared on common shares	—	(6.0)	—	(6.0)	—	(6.0)
Dividends/distributions to non-controlling interests	—	—	—	—	(51.1)	(51.1)
Issuances of common shares	.9	—	—	.9	—	.9
Repurchases and retirements of common shares	(67.0)	(217.2)	—	(284.2)	—	(284.2)
Net contributions from non-controlling interests	—	—	—	—	17.5	17.5
Acquisition from non-controlling interests	(5.3)	—	—	(5.3)	(2.7)	(8.0)
Redemption of Prospector Turtle Fund	—	—	—	—	(31.5)	(31.5)
Amortization of restricted share and option awards	14.9	—	—	14.9	(2.0)	12.9
Balances at December 31, 2015	$978.2	$3,084.9	$(149.9)	$3,913.2	$454.8	$4,368.0
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions	2015	2014	2013
Cash flows from operations:
Net income	$279.5	$290.0	$309.1
Charges (credits) to reconcile net income to net cash (used for) provided from operations:
Net realized and unrealized investment gains	(225.4)	(78.5)	(133.9)
Net gain on sale of consolidated and unconsolidated affiliates	(16.1)	—	(21.3)
Amortization and depreciation	67.5	38.2	28.6
Deferred income tax expense (benefit)	5.1	(22.5)	10.1
Undistributed equity in earnings from unconsolidated affiliates, after-tax	(25.1)	(45.6)	(36.6)
Net income from discontinued operations	(80.6)	(260.2)	(99.9)
Net (gain) loss on sale of other discontinued operations	(18.2)	1.6	(46.6)
Other operating items:
Net change in loss and loss adjustment expense reserves	45.8	282.2	54.3
Net change in reinsurance recoverable on paid and unpaid losses	(20.1)	(83.2)	20.7
Net change in unearned insurance premiums	(4.1)	57.6	(15.8)
Net change in ceded reinsurance premiums payable	(3.7)	11.5	10.2
Net change in ceded unearned insurance premiums	(11.6)	(3.5)	(2.8)
Net change in insurance premiums receivable	17.8	(8.8)	(2.6)
Net change in variable annuity benefit guarantee liabilities	(.4)	(53.5)	(388.7)
Net change in variable annuity benefit derivative instruments	36.3	12.7	29.1
Net change in deferred acquisition costs	(.4)	(1.8)	18.5
Net change in funds held under insurance contracts	56.7	17.7	57.4
Net change in restricted cash	17.9	32.4	193.7
Net change in other assets and liabilities, net	40.1	(127.5)	(23.0)
Net cash provided from (used for) continuing operations	161.0	58.8	(39.5)
Net cash provided from (used for) discontinued operations	14.7	60.0	(61.5)
Net cash provided from (used for) operations	175.7	118.8	(101.0)
Cash flows from investing activities:
Net change in short-term investments	140.0	(138.0)	64.6
Sales of fixed maturity and convertible investments	1,281.7	2,210.8	1,925.3
Maturities, calls and paydowns of fixed maturity and convertible investments	335.0	452.4	280.9
Sales of common equity securities	461.4	609.8	435.0
Distributions and redemptions of other long-term investments	84.7	64.5	31.6
Sales of unconsolidated affiliates, net of cash sold and held in escrow	24.0	—	32.4
Contributions to other long-term investments	(78.0)	(114.7)	(22.0)
Funding of operational cash flows for discontinued operations	17.5	(88.1)	(72.3)
Purchases of common equity securities	(409.9)	(289.7)	(366.5)
Purchases of fixed maturity and convertible investments	(1,867.2)	(2,456.1)	(2,047.9)
Purchases of consolidated and unconsolidated affiliates (net of cash acquired)	(37.1)	(190.1)	—
Net change in unsettled investment purchases and sales	(4.6)	(44.7)	3.7
Net dispositions (acquisitions) of property and equipment	32.5	(4.0)	(11.7)
Net cash (used for) provided from investing activities — continuing operations	(20.0)	12.1	253.1
Net cash provided from investing activities — discontinued operations	31.3	35.8	148.7
Net cash provided from investing activities	11.3	47.9	401.8
Cash flows from financing activities:
Draw down of debt and revolving line of credit	195.5	133.6	200.0
Repayment of debt and revolving line of credit	(95.6)	(66.5)	(275.0)
Change in capital lease obligation	(5.4)	(5.3)	(5.7)
Cash dividends paid to the Company’s common shareholders	(6.0)	(6.2)	(6.2)
Cash dividends paid to OneBeacon Ltd.’s non-controlling common shareholders	(19.7)	(19.8)	(19.9)
Acquisitions of additional shares from non-controlling interest	(9.1)	—	—
Distributions from (contributions to) discontinued operations	(12.1)	37.9	69.6
Common shares repurchased	(268.6)	(128.2)	(79.8)
OneBeacon Ltd. common shares repurchased and retired	(3.7)	(1.7)	—
Capital contributions from non-controlling interest of consolidated LPs	—	4.9	1.6
Redemptions paid to non-controlling interest of consolidated LPs	—	(5.5)	(.7)
Distribution to non-controlling interest shareholders of Tranzact and MediaAlpha	(10.0)	(25.8)	—
Capital contributions from BAM members	29.2	16.2	17.1
Net cash used for financing activities — continuing operations	(205.5)	(66.4)	(99.0)
Net cash (used for) provided from financing activities — discontinued operations	(9.1)	(63.2)	(87.5)
Net cash used for financing activities	(214.6)	(129.6)	(186.5)
Effect of exchange rate changes on cash (excludes (4.5), (14.3) and (.2) related to discontinued operations)	—	—	—
Net change in cash during the period - continuing operations	(64.5)	4.5	114.6
Cash balance at beginning of year (excludes restricted cash balances of $23.7, $56.1, and $249.8 and discontinued operations cash balances of $111.5, $93.2, and $93.7)	238.0	233.5	118.9
Cash balance at end of year (excludes restricted cash balances of $5.8, $23.7, and $56.1 and discontinued operations cash balances of $143.9, $111.5 and $93.2)	$173.5	$238.0	$233.5
See Notes to Consolidated Financial Statements.

F-4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of White Mountains Insurance Group, Ltd. (the “Company” or the “Registrant”), its subsidiaries (collectively with the Company, “White Mountains”) and other entities required to be consolidated under GAAP. The Company is an exempted Bermuda limited liability company whose principal businesses are conducted through its insurance, reinsurance and insurance services subsidiaries and affiliates. The Company’s headquarters is located at 14 Wesley Street, Hamilton, Bermuda HM 11, its principal executive office is located at 80 South Main Street, Hanover, New Hampshire 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM 11. White Mountains’s reportable segments are OneBeacon, Sirius Group, HG Global/BAM and Other Operations.  On July 24, 2015, White Mountains signed a definitive agreement to sell Sirius International Insurance Group, Ltd, an exempted Bermuda limited liability company, and its subsidiaries (collectively, “Sirius Group”) to CM International Holding PTE Ltd., the Singapore-based investment arm of China Minsheng Investment Corp., Ltd. (“CMI”). (See Note 2 - “Significant Transactions”). Accordingly, effective for December 31, 2015, Sirius Group has been presented as discontinued operations and assets and liabilities held for sale in the financial statements. Prior year amounts have been reclassified to conform to the current year’s presentation. (See Note 22 - “Discontinued Operations”).
The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of property and casualty insurance companies (collectively “OneBeacon”). OneBeacon is a specialty property and casualty insurance writer that offers a wide range of insurance products in the United States primarily through independent agencies, regional and national brokers, wholesalers and managing general agencies. As of December 31, 2015 and 2014, White Mountains owned 75.5% and 75.3% of OneBeacon Ltd.’s outstanding common shares. As discussed further in Note 2 - “Significant Transactions”, in December 2014, OneBeacon completed the sale of its of runoff business consisting of assets, liabilities and capital related principally to OneBeacon’s non-specialty business, including the vast majority of its asbestos and environmental reserves (“Runoff Business”) to an affiliate of Armour Group Holdings Limited (the “Runoff Transaction”). Accordingly, OneBeacon’s runoff business is presented as discontinued operations. In the second quarter of 2015, OneBeacon completed the sale of its building in Canton, MA for $58.0 million. The building was presented as held for sale at December 31, 2014. (See Note 22- “Discontinued Operations”).
The HG Global/BAM segment consists of White Mountains’s investment in HG Global Ltd. (“HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”). BAM is a municipal bond insurer domiciled in New York that was established in 2012 to provide insurance on bonds issued to support essential U.S. public purposes such as schools, utilities, core governmental functions and existing transportation facilities. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of surplus notes issued by BAM (the “BAM Surplus Notes”). HG Global, through its wholly-owned subsidiary, HG Re Ltd. (“HG Re”), also provides 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. As of December 31, 2015 and 2014, White Mountains owned 96.9% of HG Global's preferred equity and 88.4% of its common equity. White Mountains does not have an ownership interest in BAM, which is a mutual insurance company owned by its members. However, GAAP requires White Mountains to consolidate BAM’s results in its financial statements. BAM’s results are attributed to non-controlling interests.
White Mountains’s Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), White Mountains’s variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd. (“Life Re Bermuda”), which is in runoff with all of its contracts maturing by June 30, 2016, and Life Re Bermuda’s U.S.-based service provider, White Mountains Financial Services LLC (collectively, “WM Life Re”), White Mountains’s ownership positions in Tranzact Holdings, LLC, a New Jersey-based provider of comprehensive direct-to-consumer customer acquisition solutions to leading insurance carriers (together with its subsidiaries “Tranzact”), QL Holdings, LLC (together with its subsidiaries “MediaAlpha”), a California-based advertising technology company that develops programmatic platforms that bring transparency and efficiency to the buying and selling of insurance and other vertical-specific performance media, Wobi Insurance Agency Ltd. (“Wobi”), the only price comparison/aggregation business in Israel, as well as various other entities and investments. The Other Operations segment also includes Star & Shield Services LLC, Star & Shield Risk Management LLC, and Star & Shield Claims Services LLC (collectively “Star & Shield”). Star & Shield provides management services for a fee to Star & Shield Insurance Exchange (“SSIE”), a reciprocal that is owned by its members, who are policyholders. As of December 31, 2015 and 2014, White Mountains held $21.0 million and $17.0 million of surplus notes issued by SSIE (the “SSIE Surplus Notes”) but does not have an ownership interest in SSIE. However, as a result of Star & Shield’s role as the attorney-in-fact to SSIE and the investment in SSIE Surplus Notes, White Mountains is required to consolidate SSIE in its GAAP financial statements. SSIE’s results do not affect White Mountains’s common shareholders’ equity as they are attributable to non-controlling interests.

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

Significant Accounting Policies

Investment Securities
As of December 31, 2015, White Mountains’s invested assets consisted of securities and other investments held for general investment purposes.  White Mountains’s portfolio of fixed maturity investments and common equity securities held for general investment purposes are classified as trading and are reported at fair value as of the balance sheet date.  Changes in unrealized gains and losses are reported pre-tax in revenues. Realized investment gains and losses are accounted for using the specific identification method and are reported pre-tax in revenues. Premiums and discounts on all fixed maturity investments are amortized and accreted to income over the anticipated life of the investment.
White Mountains’s invested assets that are measured at fair value include fixed maturity investments, common and preferred equity securities, convertible fixed maturity and preferred investments and other long-term investments, such as interests in hedge funds, private equity funds, direct investments in privately held common and convertible securities and the surplus notes issued in connection with the Runoff Transaction (“OneBeacon Surplus Notes”). In determining its estimates of fair value, White Mountains uses a variety of valuation approaches and inputs. Whenever possible, White Mountains estimates fair value using valuation methods that maximize the use of quoted prices and other observable inputs.
As of December 31, 2015 and 2014, approximately 91% and 88% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equity securities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs are comprised of fixed maturity investments including corporate debt, state and other governmental debt, convertible fixed maturity and preferred investments and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include White Mountains’s investments in hedge funds and private equity funds, as well as investments in certain debt securities, including asset-backed securities, where quoted market prices are unavailable. White Mountains determines when transfers between levels have occurred as of the beginning of the period. White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value. The outside pricing services used by White Mountains have indicated that if no observable inputs are available for a security, they will not provide a price. In those circumstances, White Mountains estimates the fair value using industry standard pricing models and observable inputs such as benchmark interest rates, market comparables, broker quotes, issuer spreads, bids, offers, credit rating prepayment speeds and other relevant inputs. White Mountains performs procedures to validate the market prices obtained from the outside pricing sources. Such procedures, which cover substantially all of its fixed maturity investments include, but are not limited to, evaluation of model pricing methodologies and a review of the pricing services’ quality control processes and procedures on at least an annual basis, comparison of market prices to prices obtained from different independent pricing vendors on at least a semi-annual basis, monthly analytical reviews of certain prices, and review of assumptions utilized by the pricing service for selected measurements on an ad hoc basis throughout the year. White Mountains also performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price on an ad-hoc basis throughout the year. Prices provided by the pricing services that vary by more than 5% and $1.0 million from the expected price based on these procedures are considered outliers. Prices that have not changed from period to period and prices that have trended unusually compared to market conditions are also considered outliers.
In circumstances where the results of White Mountains’s review process do not appear to support the market price provided by the pricing services, White Mountains challenges the price.  During the past year, 8 securities fell outside White Mountains’s expected results, thereby triggering the challenge with the pricing service. If White Mountains cannot gain satisfactory evidence to support the challenged price, it relies upon its own pricing methodologies to estimate the fair value of the security in question. The fair values of such securities are considered to be Level 3 measurements.
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

Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized cost, which approximated fair value as of December 31, 2015 and 2014.

Other Long-term Investments
Other long-term investments consist primarily of hedge funds, private equity funds, other investments in limited partnerships, private equity securities and surplus note investments (see Note 5 - “Investment Securities”). White Mountains has taken the fair value option for most of its investments in hedge funds, private equity funds, direct investments in privately held common and convertible securities, the OneBeacon surplus notes and various other long-term investments. For the investments for which White Mountains has taken the fair value option, changes in fair value are reported in revenues on a pre-tax basis. For those long-term investments for which White Mountains has not made the fair value election, White Mountains accounts for its interests under the equity method.

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

Cash
Cash includes amounts on hand and demand deposits with banks and other financial institutions. Amounts presented in the statement of cash flows are shown net of balances acquired and sold in the purchase or sale of the Company’s consolidated subsidiaries and exclude changes in amounts of restricted cash (See Note 9 - “Derivatives”).

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
OneBeacon discounts certain of its long-term workers compensation loss and LAE reserves when such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual claim basis. OneBeacon discounts these reserves using an average discount rate which is determined based on the various assumptions including consideration of when the claims will be settled (2.5% as of both December 31, 2015 and 2014). As of December 31, 2015 and 2014, the discount on OneBeacon’s workers compensation loss and LAE reserves amounted to $1.1 million and $1.0 million.
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

Deferred Software Costs
White Mountains capitalizes costs related to computer software developed for internal use during the application development stage of software development projects. These costs generally consist of certain external, payroll and payroll-related costs. White Mountains begins amortization of these costs once the project is completed and ready for its intended use. Amortization is on a straight-line basis and over a useful life of eighteen months to five years.
Costs related to software developed for sale to third parties are expensed until technological feasibility has been established. Once technological feasibility has been established, software development costs are capitalized and reported at their net realizable value. Upon product release, the amortization of software development costs is determined annually as the greater of the amount calculated using the ratio of current gross revenues to the total of current and expected gross revenues for the product or the straight-line method over the estimated economic life, which is generally between 18 to 36 months.
As of December 31, 2015 and 2014, White Mountains had unamortized deferred software costs of $18.4 million and $15.4 million. Amortization expense of software development costs of $6.0 million, $4.0 million and $1.3 million were recognized for the years ended December 31, 2015, 2014 and 2013, respectively.

Commission and Other Revenue Recognition
White Mountains recognizes agent commissions and other revenues when it has fulfilled all of its obligations necessary to earn the revenue and when it can reliably estimate both the amount of revenue, net of any amounts expected to be uncollectible, and any amounts associated with expected cancellations.

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
Assets and liabilities relating to foreign operations are translated into the functional currency using current exchange rates; revenues and expenses are translated into the functional currency using the weighted average exchange rate for the period.  The resulting exchange gains and losses are reported as a component of net income in the period in which they arise. As of December 31, 2015 and 2014, White Mountains had unrealized foreign currency translation losses of $145.6 million and $79.8 million recorded in accumulated other comprehensive income on its consolidated balance sheet.
The following rates of exchange for the U.S. dollar have been used for the most significant operations:

Currency	Opening Rate 2015	Closing Rate 2015	Opening Rate 2014	Closing Rate 2014
Swedish kronor	7.7737	8.4247	6.4339	7.7737
British pound	0.6426	0.6757	0.6044	0.6426
Euro	0.8245	0.9189	0.7259	0.8245

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
Goodwill is not amortized, but rather is evaluated for impairment on an annual basis, or whenever indications of potential impairment exist. In the absence of any indications of potential impairment, the evaluation of goodwill is performed during the fourth quarter of each year. White Mountains initially evaluates goodwill using a qualitative approach (“step zero”) to determine whether it is more likely than not that the fair value of goodwill is greater than its carrying value. If the results of the qualitative evaluation indicate that it is more likely than not that the carrying value of goodwill exceeds its fair value, White Mountains, performs the two-step quantitative test for impairment.
Other intangible assets with finite lives are evaluated for impairment at least annually and when events or changes in circumstances indicate that it is more likely than not that the asset is impaired.
White Mountains evaluated the goodwill and other intangible assets associated with Tranzact, MediaAlpha and Wobi and did not recognize any impairment losses for any of the years ended December 31, 2015, 2014 and 2013 (See Note 6 - “Goodwill and Other Intangible Assets”).

Non-controlling Interest
Non-controlling interests consist of the ownership interests of non-controlling shareholders in consolidated subsidiaries, and are presented separately on the balance sheet. The portion of comprehensive income attributable to non-controlling interests is presented net of related income taxes in the statement of operations and comprehensive income (See Note 14 - “Common Shareholders’ Equity and Non-controlling Interests”).

Variable Interest Entities
White Mountains consolidates a variable interest entity (“VIE”) when it has both the power to direct the activities of the VIE that most significantly impact its economic performance and either the obligation to absorb losses or the right to receive returns from the VIE that could potentially be significant to the VIE (See Note 18 - “Variable Interest Entities”).

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

Qualified Affordable Housing Projects
Effective January 1, 2015, White Mountains adopted ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects (“QAHP”) (ASC 323). ASU 2014-01 allows investors in QAHP to make a policy election to use the proportional amortization method. Under the proportional amortization method, the investor amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the investment results, net of the related tax benefits, as a component of income tax expense. Prior to adoption, White Mountains accounted for its QAHP investment under the equity method and recognized its share of its QAHP investment's losses in investment income. White Mountains made the policy election to account for its investment in its QAHP investment using the proportional amortization method, applied retrospectively. Under the proportional amortization method, the cumulative loss recognized through December 31, 2014 and December 31, 2013 was $0.9 million and $0.4 million. The retrospective adoption resulted in an increase of $1.7 million and $1.9 million to net investment income and a net increase of $2.3 million and $2.2 million to income tax expense, respectively for the years ended December 31, 2014 and 2013. Footnote disclosures for prior year amounts have been amended to be consistent with the restated amounts described above.

Pushdown Accounting
ASU 2014-17, Pushdown Accounting, a consensus of the FASB Emerging Issues Task Force (ASC 805) became effective upon its issuance on November 18, 2014. The new guidance, which is applicable prospectively, gives an acquired non-public company the option to apply pushdown accounting in its separate company financial statements in the period in which it is acquired in a change of control transaction. Once pushdown accounting has been applied, the election is irreversible. Acquired entities that chose not to apply pushdown accounting at the time of acquisition may apply pushdown accounting in a subsequent period as a change in accounting principle under ASC 250, Accounting Changes and Error Corrections. White Mountains has not had any acquisitions for which it has elected to apply pushdown accounting since ASU 2014-17 became effective.

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

Recent Accounting Pronouncements

Financial Instruments - Recognition and Measurement
On January 5, 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance requires all equity securities with readily determinable fair values to be measured at fair value with changes therein recognized through current period earnings. In addition, the new ASU simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, and for impaired equity security investments to be measured at fair value. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. White Mountains has taken the fair value election for its portfolio of equity security investments and accordingly, does not expect the adoption of ASU 2016-01 to have a significant impact on its financial statements.

Business Combinations - Measurement Period Adjustments
On September 25, 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. At the date of an acquisition, fair value of certain assets and liabilities may not be accurately determinable and are therefore recognized at the acquirer's best estimate. Such amounts may be updated as additional information becomes available in periods subsequent to the acquisition for up to one year. Prior to the issuance of this new ASU, subsequent adjustments had to be pushed back to the acquisition date, which required retroactive adjustments to prior period amounts. Under the new guidance, adjustments to provisional amounts that are identified during the measurement period are to be recorded in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015 and is applied prospectively to adjustments to estimated purchase accounting amounts that occur after the effective date. Early application is permitted. White Mountains has not recognized any adjustments to estimated purchase accounting amounts for the year ended December 31, 2015.

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

Debt Issuance Costs
On April 7, 2015, the FASB issued ASU 2015-03, Imputation of Interest (ASC 835) which requires debt issuance costs related to a recognized debt liability to be presented as a deduction from the carrying amount of the related debt, consistent with the treatment required for debt discounts. On August 18, 2015, the FASB issued ASU 2015-15, Imputation of Interest (ASC 835), which addresses the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-03 and ASU 2-15-15 are effective for annual and interim reporting periods beginning after December 15, 2015. White Mountains does not expect ASU 2015-03 or ASU 2015-15 to impact its financial position, results of operations, cash flows, presentation and disclosures.

Amendments to Consolidation Analysis
On February 18, 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (ASC 810) which amends the guidance for determining whether an entity is a variable interest entity (“VIE”). ASU 2015-02 eliminates the separate consolidation guidance for limited partnerships, and with it the presumption that a general partner should consolidate a limited partnership. In addition, ASU 2015-02 changes the guidance for determining if fee arrangements qualify as variable interests and the effect fee arrangements have on the determination of the primary beneficiary. ASU 2015-02 is effective for annual and interim reporting periods beginning after December 15, 2015 and must be applied retrospectively. White Mountains does not expect ASU 2015-02 to affect the consolidation analysis for any of its existing investments.

Share-Based Compensation Awards
On June 19, 2014, the FASB issued ASU 2014-12, Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASC 718). The new guidance is intended to eliminate diversity in practice for employee share-based awards containing performance targets that could be achieved after the requisite service period. Some reporting entities account for performance targets that can be achieved after the requisite service period as performance conditions that affect the vesting of the award while other reporting entities treat those performance targets as non-vesting conditions that affect the grant-date fair value of the award. The updated guidance requires that a performance target that affects vesting and that can be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period it becomes probable that the performance target will be achieved and is attributable to the periods for which service has been rendered. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. White Mountains does not expect adoption to have a significant effect on its financial position, results of operations, cash flows, presentation or disclosures.

Revenue Recognition
On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606), which modifies the guidance for revenue recognition. The scope of the new ASU excludes insurance contracts but is applicable to certain fee arrangements, commissions and other non-insurance revenues. White Mountains is in the process of evaluating the new guidance and has not yet determined the potential effect of adoption on its financial position, results of operations, or cash flows. In August 2015, The FASB issued ASU 2015-14, Revenue from Contracts with Customers (ASC 606), which delays the effective date of ASU 2014-09, which is now effective for annual and interim reporting periods beginning after December 15, 2017. White Mountains is evaluating the expected impact of this new guidance and available adoption methods.

NOTE 2. Significant Transactions

Acquisitions

The following acquisitions are included in White Mountains’s consolidated financial statements from the date of acquisition. The total assets acquired and liabilities assumed have been measured at their acquisition date fair values.

Tranzact
On October 10, 2014, White Mountains acquired majority ownership of Tranzact. White Mountains acquired 63.2% of Tranzact for a purchase price of $177.7 million, representing an enterprise value of $281.2 million. Immediately following the closing, Tranzact completed a recapitalization that allowed for the return of $44.2 million in capital to White Mountains. As of the acquisition date, White Mountains recognized total assets acquired related to Tranzact of $332.8 million, including $41.4 million of tangible assets, $145.1 million of goodwill, and $146.3 million of other intangible assets; and total liabilities assumed of $108.7 million at their estimated fair values. The liabilities assumed include a contingent consideration liability of $7.4 million associated with a prior acquisition by Tranzact. The contingent consideration is payable if earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) of the acquiree exceed amounts defined in the purchase agreement.
As of December 31, 2014, Tranzact held 36.0% ownership interest in Tranzutary Holdings, LLC (“Tranzutary”). White Mountains determined that Tranzutary was a variable interest entity and that Tranzact was the primary beneficiary. At December 31, 2014, consolidated amounts related to Tranzutary included total assets of $29.6 million, which includes other intangible assets of $28.9 million and total liabilities of $4.1 million. On February 11, 2015, Tranzact acquired the remaining interest in Tranzutary for a purchase price of $12.0 million.

On September 1, 2015, Tranzact acquired 100.0% of the outstanding share capital of TruBridge. Tranzact paid an initial purchase price of $31.0 million. The purchase price is subject to adjustment linked to the amount of marketing expense reimbursements to be received in 2016 and 2017. At December 31, 2015, Tranzact recognized a liability of $9.7 million for the estimated amount of the purchase price adjustment. Tranzact recognized total assets acquired of $54.5 million, which includes $18.7 million of goodwill and $28.1 million of other intangible assets, and total liabilities assumed of $4.3 million at their estimated acquisition date fair values.
On November 6, 2015, Tranzact acquired the domain name CancerInsurance.com for a purchase price of $3.1 million, which is included in other intangible assets. The purchase price included cash of $1.1 million and a liability of $2.0 million for contingent consideration that is payable if EBITDA exceeds amounts defined in the purchase agreement between November 6, 2016 and May 6, 2018. The maximum amount of the contingent consideration is $6.8 million.

MediaAlpha
On March 14, 2014, White Mountains acquired 60.0% of the outstanding Class A common units of MediaAlpha. White Mountains paid an initial purchase price of $28.1 million. The purchase price is subject to adjustment equal to 62.5% of the 2015 gross profit in excess of the 2013 gross profit. After adjustment for the estimated contingent purchase price adjustment, White Mountains recognized total assets acquired related to MediaAlpha of $70.1 million, including $18.3 million of goodwill and $38.5 million of other intangible assets; and total liabilities assumed of $10.0 million, reflecting acquisition date fair values. As of December 31, 2015 and 2014, White Mountains recognized a contingent liability of $7.8 million and $7.9 million for the contingent purchase price adjustment.

Wobi
On February 19, 2014, White Mountains acquired 54.0% of the outstanding common shares of Wobi, the only price comparison/aggregation business in Israel, for NIS 14.4 million (approximately $4.1 million based upon the foreign exchange spot rate at the date of acquisition).  During 2014, in addition to the common shares, White Mountains also purchased NIS 31.5 million (approximately $9.0 million based upon the foreign exchange spot rate at the dates of acquisition) of convertible preferred shares of Wobi.  As of the acquisition date, White Mountains recognized total assets acquired related to Wobi of $13.4 million, including $5.5 million of goodwill and $2.9 million of other intangible assets; and total liabilities assumed of $0.7 million at their estimated acquisition date fair values.
During 2015, White Mountains purchased NIS 79.6 million (approximately $20.7 million based upon the foreign exchange spot rate at the dates of acquisition) of convertible preferred shares of Wobi. In addition, during 2015 White Mountains also purchased NIS 11.8 million (approximately $3.1 million based upon the foreign exchange spot rate at the date of acquisition) of common shares of Wobi. As of December 31, 2015 and 2014, White Mountains’s ownership share was 96.1% and 63.3% on a fully converted basis.
On February 23, 2015, Wobi acquired 56.2% of the outstanding share capital of Tnuva Finansit Ltd. (“Cashboard”) for NIS 9.5 million (approximately $2.4 million). The acquisition of Cashboard accelerated Wobi's development of its pension products comparison service. As of the acquisition date, Wobi recognized total assets acquired of $5.5 million, including $0.3 million of goodwill and $2.8 million of other intangible assets; and total liabilities assumed of $1.2 million at their estimated acquisition date fair values. During 2015, Wobi purchased the remaining share capital of Cashboard for NIS 26.4 million (approximately $6.5 million).

Star & Shield
On January 31, 2014, White Mountains acquired certain assets and liabilities of Star & Shield Holdings LLC, including SSRM, the attorney-in-fact for SSIE, for a purchase price of $1.8 million.
During 2015 and 2014, White Mountains also purchased $4.0 million and $17.0 million of surplus notes issued by SSIE. Principal and interest on the surplus notes are payable to White Mountains only with approval from the Florida Office of Insurance Regulation.
SSIE is a Florida-domiciled reciprocal insurance exchange providing private passenger auto insurance to the public safety community and their families. SSIE is a VIE. SSRM’s role as the attorney-in-fact for SSIE gives it the power to direct the significant economic activities of SSIE and therefore, White Mountains is required to consolidate SSIE. See Note 18 - “Variable Interest Entities”.

Dispositions

Symetra
During the third quarter of 2015, Symetra Financial Corporation (“Symetra”) announced that it entered into a definitive merger agreement with Sumitomo Life Insurance Company (“Sumitomo Life”) pursuant to which Sumitomo Life will acquire all of the outstanding shares of Symetra. White Mountains expects to receive $32.00 per share in cash at closing. White Mountains also received a special dividend of $.50 per share as part of the transaction that was paid in the third quarter of 2015. The transaction closed in the first quarter of 2016. See Note 23 - “Subsequent Events”.

Sale of Sirius Group
On July 24, 2015, White Mountains entered into an agreement to sell Sirius Group to CM International Holding PTE Ltd., the Singapore-based investment arm of CMI. The purchase price will be paid in cash in an amount equal to 127.3% of Sirius Group’s closing date tangible common shareholder’s equity, plus $10.0 million. White Mountains has the option to replenish Sirius’s tangible common shareholder’s equity to its December 31, 2014 level should it be below that level at closing. The transaction is expected to close in the first quarter of 2016 and is subject to regulatory approvals and other customary closing conditions.
As a result of the transaction, Sirius Group’s results are reported as discontinued operations and assets and liabilities held for sale within White Mountains’s GAAP financial statements. Assets held for sale does not include White Mountains's investment in Symetra and certain other investments that are in the Sirius Group legal entities as of December 31, 2015 but will be retained by White Mountains subsequent to the sale. As part of the transaction, White Mountains will transfer assets at closing equal to the value of the investments to be retained. The value of these investments, net of related tax effects, is approximately $686.2 million as of December 31, 2015.
In connection with the transaction, White Mountains caused Sirius Group to purchase several industry loss warranty contracts to mitigate the potential impact of major events on Sirius Group's balance sheet pending the close of the sale to CMI (the “ILW Covers”). The cost and potential economic benefit provided by the coverage under the ILW Covers inure to White Mountains. The majority of the contracts expire in May or June 2016. The following summarizes the ILW Covers:

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

Sale of OneBeacon Runoff Business
On December 23, 2014, OneBeacon completed the sale of its Runoff Business to Trebuchet US Holdings, Inc., a wholly-owned subsidiary of Armour Group Holdings Limited (“Armour”). Financing was provided in the form of surplus notes of $101.0 million that had a fair value of $64.9 million on the date of sale. Subsequent to closing, the surplus notes are included in OneBeacon’s investment portfolio, categorized within other long-term investments (see Note 5 - “Investment Securities”). The difference of $36.1 million between the par value and the fair value of the surplus notes at the date of sale is included in the loss from sale of discontinued operations (see Note 22 - “Discontinued Operations”).

Sale of Essentia Insurance Company
Effective January 1, 2013, OneBeacon completed the sale of Essentia Insurance Company (“Essentia”), an indirect wholly-owned subsidiary which wrote the collector cars and boats business, to Markel Corporation. Concurrently therewith, OneBeacon and Hagerty Insurance Agency (“Hagerty”) terminated their underwriting arrangement with respect to the collector cars and boats business. OneBeacon recognized a pre-tax gain on sale of $23.0 million ($15.0 million after tax) in the first quarter of 2013. In 2015, OneBeacon recognized in other revenues a $3.7 million negative adjustment to the pre-tax gain on sale of Essentia in connection with an assessment from the Michigan Catastrophic Claims Association (“MCCA”) payable to Markel Corporation pursuant to the indemnification provisions in the stock purchase agreement governing the sale of Essentia.

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

Loss and Loss Adjustment Expense Reserve Summary
The following table summarizes the loss and LAE reserve activities of White Mountains’s insurance subsidiaries for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
Millions	2015	2014	2013
Gross beginning balance	$1,350.0	$1,054.3	$1,000.0
Less beginning reinsurance recoverable on unpaid losses	(161.7)	(80.2)	(107.3)
Net loss and LAE reserves	1,188.3	974.1	892.7

Loss and LAE reserves consolidated — SSIE	—	13.6	—

Losses and LAE incurred relating to:
Current year losses	712.9	732.0	622.1
Prior year losses	(4.0)	92.0	—
Total incurred losses and LAE	708.9	824.0	622.1

Loss and LAE paid relating to:
Current year losses	(208.8)	(202.6)	(188.6)
Prior year losses	(479.1)	(420.8)	(352.1)
Total loss and LAE payments	(687.9)	(623.4)	(540.7)

Net ending balance	1,209.3	1,188.3	974.1
Plus ending reinsurance recoverable on unpaid losses	186.5	161.7	80.2
Gross ending balance	$1,395.8	$1,350.0	$1,054.3

Loss and LAE development —2015
During the year ended December 31, 2015, White Mountains experienced $4.0 million of net favorable loss reserve development, which consisted of $1.8 million of net favorable loss reserve development at OneBeacon and $2.2 million of net favorable loss reserve development at SSIE. The OneBeacon net favorable loss reserve development was primarily attributable to favorable loss reserve development from the Technology, Collector Cars and Boats, Specialty Property and Financial Services lines of business, offset by unfavorable net loss reserve development from the Entertainment and Ocean Marine lines of business.

Loss and LAE development —2014
During the year ended December 31, 2014, White Mountains experienced $92.0 million of net unfavorable loss reserve development, which consisted of $89.8 million of net unfavorable loss reserve development at OneBeacon, of which $75.5 million related to the 2014 fourth quarter reserve increase described below, and $2.2 million of net unfavorable loss reserve development at SSIE.

OneBeacon 2014 Fourth Quarter Loss and LAE Reserve Increase
Through the first nine months of 2014, OneBeacon recorded $14.3 million of unfavorable loss and LAE reserve development, driven by greater-than-expected large losses in several underwriting units, primarily in the professional and management liability lines within Professional Insurance. In 2015, Professional Insurance was reorganized into Other Professional Lines, Management Liability, Financial Services and Healthcare. This large loss activity, which occurred mostly during the second and third quarters of 2014, also impacted the current accident year loss and LAE estimates. Additionally, OneBeacon incurred higher-than-usual claim coverage determination costs, a component of LAE expenses, during the first nine months of 2014. Other underwriting units also reported increased claim activity, including the Entertainment, Government Risks, and Accident underwriting units.

Since the increased level of loss and LAE activity continued into the early part of the fourth quarter of 2014, the high level of activity in the second and third quarters no longer seemed to be isolated occurrences. As such, during the fourth quarter of 2014, OneBeacon enhanced its actuarial and claims review in several areas. OneBeacon isolated the recent large loss activity in each of its underwriting units and examined the emergence of large losses relative to the timing and amounts of expected large losses. OneBeacon also conducted additional analyses in the lawyers’ professional liability line within Professional Insurance. These new analyses included a claim level review and the application of additional actuarial methods and loss development assumptions. The results of these analyses indicated that the assumed tail risk included in the loss development patterns used to record IBNR reserves for this line were insufficient and needed to be increased for remaining long-tail exposures. OneBeacon’s claims and actuarial staff also conducted an in-depth review of coverage determination, litigation and other claim-specific adjusting expenses as a result of an emerging trend of increased expenses in these areas over recent quarters, particularly coverage determination expenses. This review concluded that the ultimate costs of these loss adjustment expenses were larger than previously estimated, causing management to record an increase in estimated LAE expenses, primarily in Professional Insurance. Finally, OneBeacon also recorded unfavorable prior year development in other underwriting units, including Entertainment and Government Risks. The unfavorable loss development in Entertainment and Government Risks resulted from heavier than expected claim activity during the fourth quarter, predominantly in the general liability and commercial auto liability lines.
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

Underwriting Unit	2014 Fourth Quarter Reserve Increases			Full Year 2014
Millions	Current Accident Year	Prior Accident Year	Total	Net Prior Year Development
Professional Insurance	$22.9	$46.4	$69.3	$59.1
Specialty Property	(1.1)	5.7	4.6	1.1
Crop	3.8	—	3.8	—
Other	2.8	(.4)	2.4	1.6
Specialty Products	28.4	51.7	80.1	61.8

Entertainment	1.5	11.6	13.1	13.5
Accident	—	3.5	3.5	6.0
Government Risks	1.2	7.1	8.3	8.5
Other	2.6	1.6	4.2	—
Specialty Industries	5.3	23.8	29.1	28.0

Total	$33.7	$75.5	$109.2	$89.8

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

Loss and LAE development —2013
During the year ended December 31, 2013, White Mountains experienced no net loss and LAE reserve development on prior accident year reserves. OneBeacon experienced favorable development in its other liability and ocean marine lines, which was offset by unfavorable development primarily related to property, general liability and accident and health lines.

NOTE 4. Third-Party Reinsurance

In the normal course of business, White Mountains’s insurance and reinsurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third-party reinsurers. White Mountains remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts. The effects of reinsurance on White Mountains’s insurance and reinsurance subsidiaries’ written and earned premiums and on losses and LAE were as follows (see Note 10 - “Municipal Bond Guarantee Insurance” for balances related to White Mountains financial guarantee business):

	Year ended December 31, 2015
Millions	OneBeacon		HG/BAM (1)	Other	Total
Written premiums:
Direct	$1,279.9		$25.9	$19.9	$1,325.7
Assumed	36.0		—	—	36.0
Gross written premiums	1,315.9		25.9	19.9	1,361.7
Ceded	(179.3)	(2)	—	(9.8)	(189.1)
Net written premiums	$1,136.6		$25.9	$10.1	$1,172.6
Earned premiums:
Direct	$1,298.0		$3.3	$20.7	$1,322.0
Assumed	45.9		—	—	45.9
Gross earned premiums	1,343.9		3.3	20.7	1,367.9
Ceded	(167.7)	(2)	—	(12.0)	(179.7)
Net earned premiums	$1,176.2		3.3	$8.7	$1,188.2
Losses and LAE:
Direct	$783.0		$—	$19.5	$802.5
Assumed	55.7		—	—	55.7
Gross losses and LAE	838.7		—	19.5	858.2
Ceded	(138.0)	(2)	—	(11.3)	(149.3)
Net losses and LAE	$700.7		$—	$8.2	$708.9
(1) During 2015, BAM ceded $19.3 in written premiums and $16.0 in earned premiums to HG Global, which have been eliminated within the HG/BAM segment.
(2) During 2015, OneBeacon recorded ceded $33.3 in written premiums, $33.3 in earned premiums and $33.4 in loss and loss adjustment expenses as a result of the exit of the Crop Business due to the 100% quota share reinsurance agreement with AmTrust.

	Year ended December 31, 2014
Millions	OneBeacon	HG/BAM (1)	Other (2)	Total
Written premiums:
Direct	$1,257.5	$16.2	$22.6	$1,296.3
Assumed	65.9	—	—	65.9
Gross written premiums	1,323.4	16.2	22.6	1,362.2
Ceded	(106.5)	—	(16.7)	(123.2)
Net written premiums	$1,216.9	$16.2	$5.9	$1,239.0
Earned premiums:
Direct	$1,209.1	$1.8	$22.6	$1,233.5
Assumed	70.9	—	—	70.9
Gross earned premiums	1,280.0	1.8	22.6	1,304.4
Ceded	(102.9)	—	(16.5)	(119.4)
Net earned premiums	$1,177.1	1.8	$6.1	$1,185.0
Losses and LAE:
Direct	$778.7	$—	$24.1	$802.8
Assumed	115.7	—	—	115.7
Gross losses and LAE	894.4	—	24.1	918.5
Ceded	(79.3)	—	(15.2)	(94.5)
Net losses and LAE	$815.1	$—	$8.9	$824.0
(1) During 2014, BAM ceded $12.3 in written premiums and $1.4 in earned premiums to HG Global, which have been eliminated within the HG/BAM segment.
(2) During 2014, SSIE ceded $16.0 in written premiums, $15.7 in earned premiums, and $16.9 in loss and loss adjustment expenses to OneBeacon, which have been eliminated in consolidation.

	Year ended December 31, 2013
Millions	OneBeacon	HG/BAM (1)	Total
Written premiums:
Direct	$1,103.1	$13.6	$1,116.7
Assumed	59.8	—	59.8
Gross written premiums	1,162.9	13.6	1,176.5
Ceded	(74.3)	—	(74.3)
Net written premiums	$1,088.6	$13.6	$1,102.2
Earned premiums:
Direct	$1,043.3	$.5	$1,043.8
Assumed	148.5	—	148.5
Gross earned premiums	1,191.8	.5	1,192.3
Ceded	(71.4)	—	(71.4)
Net earned premiums	$1,120.4	$.5	$1,120.9
Losses and LAE:
Direct	$584.9	$—	$584.9
Assumed	76.3	—	76.3
Gross losses and LAE	661.2	—	661.2
Ceded	(39.1)	—	(39.1)
Net losses and LAE	$622.1	$—	$622.1
(1) During 2013, BAM ceded $10.6 in written premiums ($10.2 in earned premiums) to HG Global, which have been eliminated within the HG/BAM segment.

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
OneBeacon uses models (primarily AIR Worldwide (“AIR”) Touchstone version 3.0) to estimate potential losses from catastrophes. OneBeacon uses this model output in conjunction with other data to manage its exposure to catastrophe losses based on a probable maximum loss (“PML”) forecast to quantify its exposure to an extreme catastrophe event.
OneBeacon purchases a general catastrophe reinsurance treaty with unaffiliated reinsurers to manage its exposure to large catastrophe losses. Effective May 1, 2015, OneBeacon renewed its property catastrophe reinsurance program through April 30, 2016. The program provides coverage for OneBeacon’s property business as well as certain acts of terrorism. Under the program, the first $20.0 million of losses resulting from any single catastrophe are retained and 95% of the next $10.0 million of losses resulting from the catastrophe are reinsured. The part of a catastrophe loss in excess of $130.0 million would be retained in full. In the event of a catastrophe, OneBeacon’s property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.
OneBeacon's current third party reinsurance programs provide varying degrees of coverage for terrorism events. The Company's overall terrorism exposure is impacted by the Terrorism Risk Insurance Program (the “Terrorism Act”), which is a federal program administered by the Department of the Treasury that provides for a shared system of public and private compensation for commercial property and casualty losses resulting from events that reach the threshold for losses ($120.0 million in 2016 and increasing $20.0 million in subsequent years until the threshold becomes $200.0 million in 2020) and are certified as an act of terrorism by the U.S. Secretary of the Treasury, in concurrence with the Secretary of Homeland Security and the Attorney General of the United States. The Terrorism Act limits the industry's aggregate liability for losses from certified terrorist acts by requiring the federal government to share a set amount of losses (84% in 2016 and decreasing 1% in subsequent years until it reaches a floor of 80% in 2020) once a company meets a specific retention or deductible as determined by its prior year's direct written premiums. It also limits the aggregate liability to be paid by the government and industry without further action by Congress to $100.0 billion. In exchange for this “backstop,” primary insurers are required to make coverage available to commercial insureds for losses from acts of terrorism as specified in the Terrorism Act. The following types of coverage are excluded from the program: commercial automobile, burglary and theft, surety, farmowners multi-peril and all professional liability coverage except directors and officers coverage.

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
OneBeacon estimates its individual retention level for commercial policies subject to the Terrorism Act to be approximately $120.0 million in 2016. The federal government will pay 84% of covered terrorism losses that exceed OneBeacon’s or the industry’s retention levels in 2016, up to a total of $100.0 billion. As indicated above, OneBeacon’s 16% copay will increase annually beginning in 2016 by 1% until it reaches a limit of 20% in 2020.
In addition to the corporate catastrophe reinsurance protection, OneBeacon also purchases dedicated reinsurance protection for certain lines of business. OneBeacon Specialty Property underwriting unit purchases a dedicated property catastrophe program providing 100% coverage for $34.0 million of loss in excess of $6.0 million, which inures to the benefit of the property catastrophe reinsurance program described previously. This treaty limit cannot be reinstated.
OneBeacon also purchases property-per-risk reinsurance coverage to reduce large loss volatility. The property-per-risk reinsurance program reinsures 100% of losses in excess of $3.0 million, which represents a retention decrease from $5.0 million for 2014, up to $100.0 million. Individual risk facultative reinsurance is purchased above $100.0 million. The property-per-risk treaty provides one limit of reinsurance protection for losses in excess of $3.0 million up to $100.0 million on an individual risk basis for certified acts of terrorism committed on behalf of any foreign person or foreign interest. However, any nuclear events, or biological, chemical or radiological terrorist attacks are not covered.
OneBeacon also maintains a casualty reinsurance program that provides protection for individual policies involving general liability, automobile liability, professional liability or umbrella liability. OneBeacon's healthcare professional liability treaty covers losses in excess of $3.0 million up to $10.0 million. All other casualty business is covered in a separate treaty covering losses in excess of $3.0 million up to $11.0 million. Losses in excess of $10.0 million for business subject to the healthcare professional liability treaty up to $20.0 million, and losses in excess of $11.0 million for all other casualty business up to $21.0 million are 100% reinsured by a combined Second Casualty Excess of Loss treaty layer. OneBeacon also purchases a treaty to protect against large workers compensation losses that covers 100% of the loss in excess of $2.0 million up to $10.0 million per occurrence. Additionally, for casualty, surety, and/or workers compensation catastrophe losses, OneBeacon maintains a dedicated clash treaty, which provides coverage in the event that one loss event results in two or more claims, that covers losses up to $60.0 million in excess of a $10.0 million retention for workers compensation and for losses up to $40.0 million in excess of $10.0 million retention for casualty and surety losses.
OneBeacon purchases a per-occurrence treaty for marine business, both inland and ocean, that protects against large occurrences, whether a single large claim or a catastrophe. The marine treaty attaches at $2.5 million per occurrence. The first layer of the marine treaty is $7.5 million in excess of $2.5 million, with an annual aggregate deductible of $5.0 million for catastrophe losses. Coverage is provided up to $60.0 million. Retained catastrophe losses are subject to the corporate catastrophe treaty. Individual risk losses from inland marine exceeding $20.0 million are subject to the corporate property per risk treaty. Reinstatement premiums are paid in full or in part depending on the layer and the occurrence if the coverage is attached.
OneBeacon also purchases reinsurance for its surety business. Effective October 1, 2015, this treaty covers 100% of losses in excess of $5.0 million up to $50.0 million per bond and up to $100.0 million in aggregate.
Additionally, effective January 1, 2015, OneBeacon placed an HMO/Provider Excess reinsurance agreement providing unlimited coverage excess of $5.0 million per member in two layers with no aggregate coverage maximum.
Effective June 1, 2015, OneBeacon also purchased reinsurance on its film completion bond business in excess of $2.0 million up to $35.0 million in three layers, with a facultative treaty layer providing coverage up to $60.0 million as needed.
On July 31, 2015, OneBeacon reinsured 100% of its net retained losses for both its multi-peril crop insurance (“MPCI”) and crop-hail business by entering into a quota share reinsurance agreement with an insurance operating affiliate of AmTrust for the remaining net exposure to the 2015 Crop reinsurance year.
As of December 31, 2015, OneBeacon had $7.5 million and $186.0 million of reinsurance recoverables on paid and unpaid losses. As reinsurance contracts do not relieve OneBeacon of its obligation to its policyholders, collectability of balances due from reinsurers is important to OneBeacon’s financial strength. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. Uncollectible amounts historically have not been significant.

The following table summarizes Standard & Poor’s Financial Services LLC (“Standard & Poor’s”) ratings for OneBeacon’s reinsurers.

Standard & Poor’s Rating(1)
$ in millions	Balance at December 31, 2015	% of Total
AA	$41.7	22%
A	126.2	65%
BBB, Not rated and other (2)	25.6	13%
Total	$193.5	100%
(1)  Standard & Poor’s ratings as detailed above are: “AA” (Very strong), “A” (Strong) and “BBB” (Adequate).
(2) Includes $20.4 related to OBIC, an unrated entity sold to Armour as part of the Runoff Transaction.

NOTE 5. Investment Securities

Net Investment Income
White Mountains’s net investment income is comprised primarily of interest income associated with White Mountains’s fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments.
Pre-tax net investment income for 2015, 2014 and 2013 consisted of the following:

	Year Ended December 31,
Millions	2015	2014	2013
Investment income:
Fixed maturity investments	$52.6	$51.3	$48.1
Short-term investments	.2	.1	.8
Common equity securities	10.1	16.6	16.5
Other long-term investments	3.3	4.4	6.8
Total investment income	66.2	72.4	72.2
Third-party investment expenses	(5.4)	(12.9)	(12.4)
Net investment income, pre-tax	$60.8	$59.5	$59.8

Net Realized and Unrealized Investment Gain (Losses)
Net realized and unrealized investment gains (losses) consisted of the following:

	Year Ended December 31,
Millions	2015	2014	2013
Net realized investment gains, pre-tax	$77.3	$166.8	$95.5
Net unrealized investment gains (losses), pre-tax	148.1	(88.3)	38.4
Net realized and unrealized investment gains, pre-tax	225.4	78.5	133.9
Income tax expense attributable to net realized and unrealized investment gains	(35.2)	(18.0)	(12.8)
Net realized and unrealized investment gains, after tax	$190.2	$60.5	$121.1

Net realized investment gains
Net realized investment gains for 2015, 2014 and 2013 consisted of the following:

	Year ended December 31, 2015
Millions	Net realized gains (losses)	Net foreign exchange gains	Total changes in fair value reflected in earnings
Fixed maturity investments	$1.9	$—	$1.9
Common equity securities	64.4	.4	64.8
Other long-term investments	10.6	—	10.6
Net realized investment gains, pre-tax	76.9	.4	77.3
Income tax expense attributable to realized investment gains	(22.8)	—	(22.8)
Net realized investment gains, after-tax	$54.1	$.4	$54.5

	Year ended December 31, 2014
Millions	Net realized gains (losses)	Net foreign exchange gains	Total changes in fair value reflected in earnings
Fixed maturity investments	$5.8	$—	$5.8
Common equity securities	138.0	—	138.0
Other long-term investments	23.0	—	23.0
Net realized investment gains, pre-tax	166.8	—	166.8
Income tax expense attributable to realized investment gains	(28.4)	—	(28.4)
Net realized investment gains, after-tax	$138.4	$—	$138.4

	Year ended December 31, 2013
Millions	Net realized gains (losses)	Net foreign exchange gains	Total changes in fair value reflected in earnings
Fixed maturity investments	$(.2)	$(.2)	$(.4)
Short-term investments	.1	—	.1
Common equity securities	89.4	—	89.4
Other long-term investments	6.4	—	6.4
Net realized investment gains (losses), pre-tax	95.7	(.2)	95.5
Income tax (expense) benefit attributable to realized investment gains (losses)	(16.2)	.1	(16.1)
Net realized investment gains (losses), after-tax	$79.5	$(.1)	$79.4

Net unrealized investment gains (losses)
The following table summarizes net unrealized investment gains (losses) and changes in the carrying value of investments measured at fair value:

	Year ended December 31, 2015
Millions	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total net unrealized gains (losses) reflected in earnings
Fixed maturity investments	$(15.6)	$—	$(15.6)
Common equity securities	207.6	(3.7)	203.9
Other long-term investments	(39.1)	(1.1)	(40.2)
Net unrealized investment gains (losses), pre-tax	152.9	(4.8)	148.1
Income tax expense attributable to unrealized investment gains (losses)	(12.3)	(.1)	(12.4)
Net unrealized investment gains (losses), after-tax	$140.6	$(4.9)	$135.7

	Year ended December 31, 2014
Millions	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total net unrealized gains (losses) reflected in earnings
Fixed maturity investments	$11.3	$—	$11.3
Common equity securities	(83.0)	(7.7)	(90.7)
Other long-term investments	(7.6)	(1.3)	(8.9)
Net unrealized investment losses, pre-tax	(79.3)	(9.0)	(88.3)
Income tax benefit attributable to unrealized investment losses	9.9	.5	10.4
Net unrealized investment losses, after-tax	$(69.4)	$(8.5)	$(77.9)

	Year ended December 31, 2013
Millions	Net unrealized gains (losses)	Net foreign exchange gains (losses)	Total net unrealized gains (losses) reflected in earnings
Fixed maturity investments	$(49.9)	$—	$(49.9)
Common equity securities	86.1	(1.9)	84.2
Other long-term investments	4.1	—	4.1
Net unrealized investment gains (losses), pre-tax	40.3	(1.9)	38.4
Income tax benefit attributable to unrealized investment gains (losses)	3.3	—	3.3
Net unrealized investment gains (losses), after-tax	$43.6	$(1.9)	$41.7

White Mountains recognized gross realized investment gains of $112.9 million, $194.0 million and $152.8 million and gross realized investment losses of $35.6 million, $27.2 million and $57.3 million on sales of investment securities during 2015, 2014 and 2013.
The following table summarizes the amount of total gains (losses) included in earnings attributable to unrealized investment gains (losses) for Level 3 investments for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
Millions	2015	2014	2013
Fixed maturity investments	$(1.1)	$1.9	$(1.6)
Common equity securities	(9.0)	5.8	.9
Other long-term investments	(40.1)	—	2.1
Total net unrealized investment (losses) gains, pre-tax - Level 3 investments	$(50.2)	$7.7	$1.4

The components of White Mountains’s net realized and unrealized investment gains (losses), after-tax, as recorded on the statements of operations and comprehensive income were as follows:

	Year Ended December 31,
Millions	2015	2014	2013
Net change in pre-tax unrealized gains (losses) on investments in unconsolidated affiliates	$(39.2)	$81.2	$(106.4)
Income tax benefit (expense)	2.9	(5.9)	8.3
Net change in unrealized (losses) gains on investments in unconsolidated affiliates, after tax	(36.3)	75.3	(98.1)
Reversal of accumulated other comprehensive income related to change in accounting for the investment in Symetra	1.4	—	—
Total investment (losses) gains through accumulated other comprehensive income	(34.9)	75.3	(98.1)
Net realized and unrealized investment gains, after-tax	190.2	60.5	121.1
Total investment gains recorded during the period, after-tax	$155.3	$135.8	$23.0

Investment Holdings
The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses, and carrying values of White Mountains’s fixed maturity investments as of December 31, 2015 and 2014, were as follows:

	December 31, 2015
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
US Government and agency obligations	$160.4	$—	$(.4)	$—	$160.0
Debt securities issued by corporations	1,001.0	4.3	(5.3)	—	1,000.0
Municipal obligations	227.8	2.2	(1.2)	—	228.8
Mortgage-backed and asset-backed securities	1,170.6	2.0	(5.6)	—	1,167.0
Foreign government, agency and provincial obligations	1.0	.2	—	—	1.2
Preferred stocks	78.3	4.4	—	—	82.7
Total fixed maturity investments	$2,639.1	$13.1	$(12.5)	$—	$2,639.7

	December 31, 2014
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
US Government and agency obligations	$105.4	$.1	$(.3)	$—	$105.2
Debt securities issued by corporations	1,162.0	13.1	(3.4)	—	1,171.7
Municipal obligations	81.0	1.4	(.2)	—	82.2
Mortgage-backed and asset-backed securities	967.5	2.8	(2.4)	—	967.9
Foreign government, agency and provincial obligations	11.5	.3	(1.0)	—	10.8
Preferred stocks	78.3	5.9	—	—	84.2
Total fixed maturity investments	$2,405.7	$23.6	$(7.3)	$—	$2,422.0

The weighted average duration of White Mountains’s fixed income portfolio as of December 31, 2015 was approximately 2.2 years, including short-term investments, and approximately 2.4 years excluding short-term investments.
The cost or amortized cost and carrying value of White Mountains’s fixed maturity investments as of December 31, 2015 is presented below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2015
Millions	Cost or amortized cost	Carrying value
Due in one year or less	$241.6	$242.0
Due after one year through five years	982.3	981.5
Due after five years through ten years	96.4	96.1
Due after ten years	69.9	70.4
Mortgage-backed and asset-backed securities	1,170.6	1,167.0
Preferred stocks	78.3	82.7
Total	$2,639.1	$2,639.7

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses, and carrying values of White Mountains’s common equity securities and other long-term investments as of December 31, 2015 and 2014 were as follows:

	December 31, 2015
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
Common equity securities	$822.5	$302.8	$(11.4)	$—	$1,113.9
Other long-term investments	$304.5	$32.0	$(18.4)	$(2.3)	$315.8

	December 31, 2014
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
Common equity securities	$495.3	$127.4	$(3.6)	$(7.4)	$611.7
Other long-term investments	$286.7	$53.3	$(6.8)	$(1.3)	$331.9

Proceeds from the sales and maturities of investments, excluding short-term investments, totaled $2.2 billion, $3.3 billion and $2.7 billion for the years ended December 31, 2015, 2014 and 2013.

Investments Held on Deposit or as Collateral
As of December 31, 2015 and 2014, investments of $104.8 million and $103.4 million, respectively, were held in trusts required to be maintained in relation to various reinsurance agreements. White Mountains’s consolidated insurance and reinsurance operations are required to maintain deposits with certain insurance regulatory agencies in order to maintain their insurance licenses. The fair value of such deposits which are included within total investments totaled $88.0 million and $68.9 million as of December 31, 2015 and 2014.
As of December 31, 2015 and 2014, OneBeacon held unrestricted collateral from its customers, which is included in cash and invested assets, relating to its surety business of $137.7 million and $81.0 million. The obligation to return these funds is included in funds held under insurance and reinsurance contracts in the consolidated balance sheets.
As of December 31, 2014, White Mountains held $9.5 million of restricted collateral in the form of fixed maturity investments associated with variable annuity reinsurance agreements. See Note 9 - “Derivatives”.

Fair value measurements as of December 31, 2015
Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity's internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). Quoted prices in active markets for identical assets or liabilities have the highest priority (“Level 1”), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities (“Level 2”) and unobservable inputs, including the reporting entity's estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”).
White Mountains used quoted market prices or other observable inputs to determine fair value for 91% of its investment portfolio. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equity securities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs are primarily comprised of fixed maturity investments, which have been disaggregated into classes, including debt securities issued by corporations, municipal obligations, mortgage and asset-backed securities, foreign government obligations and preferred stocks. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Investments valued using Level 2 inputs also include certain ETFs that track U.S. stock indices such as the S&P 500 but are traded on foreign exchanges and that management values using the fund's published NAV to account for the difference in market close times. Level 3 fair value estimates based upon unobservable inputs include White Mountains's investments in hedge funds and private equity funds, surplus notes, as well as certain investments in fixed maturity investments, common equity securities, and convertible fixed and preferred maturity investments where quoted market prices are unavailable or are not considered reasonable. White Mountains determines when transfers between levels have occurred as of the beginning of the period.
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

Fair Value Measurements by Level
The following tables summarize White Mountains’s fair value measurements for investments as of December 31, 2015 and 2014 by level. The major security types were based on the legal form of the securities. White Mountains has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, foreign governments, municipalities or entities issuing asset-backed securities vary depending on the nature of the issuing entity type. White Mountains further disaggregates debt securities issued by corporations and equity securities by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, White Mountains has further disaggregated these asset classes into subclasses based on the similar sectors and industry classifications it uses to evaluate investment risk and performance against commonly used benchmarks, such as the Barclays Intermediate Aggregate and S&P 500 indices. The fair value measurements for derivative assets associated with White Mountains’s variable annuity business are presented in Note 9.

	December 31, 2015
Millions	Fair value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturity investments:
U.S. Government and agency obligations	$160.0	$133.4	$26.6	$—
Debt securities issued by corporations:
Consumer	253.3	—	253.3	—
Financials	175.9	—	175.9	—
Health Care	151.3	—	151.3	—
Industrial	135.6	—	135.6	—
Energy	82.0	—	82.0	—
Utilities	61.5	—	61.5	—
Technology	60.0	—	60.0	—
Communications	49.2	—	49.2	—
Materials	31.2	—	31.2	—
Other	—	—	—	—
Total debt securities issued by corporations:	1,000.0	—	1,000.0	—

Mortgage-backed and asset-backed securities	1,167.0	—	1,167.0	—
Municipal obligations	228.8	—	228.8	—
Foreign government, agency and provincial obligations	1.2	.6	.6	—
Preferred stocks	82.7	—	12.7	70.0
Total fixed maturity investments	2,639.7	134.0	2,435.7	70.0

Short-term investments	211.3	211.3	—	—

Common equity securities:
Exchange traded funds	141.8	120.5	21.3	—
Financials	694.7	694.7	—	—
Consumer	70.0	70.0	—	—
Communications	43.7	43.7	—	—
Health Care	35.7	35.7	—	—
Technology	27.0	27.0	—	—
Industrial	26.6	26.6	—	—
Other	74.4	—	74.4	—
Total common equity securities	1,113.9	1,018.2	95.7	—
Other long-term investments (1)	297.3	—	—	297.3
Total investments (1)	$4,262.2	$1,363.5	$2,531.4	$367.3

(1)
Excludes carrying value of $3.8 associated with other long-term investment limited partnerships accounted for using the equity method. Excludes carrying value of $14.7 associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.

	December 31, 2014
Millions	Fair value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturity investments:
U.S. Government and agency obligations	$105.2	$51.2	$54.0	$—
Debt securities issued by corporations:
Consumer	259.2	—	259.2	—
Financials	254.7	—	254.7	—
Health Care	181.8	—	181.8	—
Industrial	107.3	—	102.0	5.3
Communications	71.5	—	71.5	—
Energy	65.6	—	65.6	—
Utilities	84.1	—	84.1	—
Technology	88.3	—	88.3	—
Materials	51.7	—	51.7	—
Other	7.5	—	7.5	—
Total debt securities issued by corporations:	1,171.7	—	1,166.4	5.3

Mortgage-backed and asset-backed securities	967.9	—	967.9	—
Municipal obligations	82.2	—	82.2	—
Foreign government, agency and provincial obligations	10.8	.6	10.2	—
Preferred stocks	84.2	—	13.1	71.1
Total fixed maturity investments	2,422.0	51.8	2,293.8	76.4

Short-term investments	376.8	376.3	.5	—

Common equity securities:
Financials	180.7	141.2	—	39.5
Consumer	116.0	115.9	.1	—
Health Care	74.4	74.4	—	—
Industrial	57.1	57.1	—	—
Technology	44.8	44.8	—	—
Communications	28.5	28.5	—	—
Energy	18.1	18.1	—	—
Materials	12.0	12.0	—	—
Utilities	4.9	4.9	—	—
Other	75.2	1.9	73.3	—
Total common equity securities	611.7	498.8	73.4	39.5
Other long-term investments (1)	309.9	—	5.7	304.2
Total investments (1)	$3,720.4	$926.9	$2,373.4	$420.1

(1)
Excludes the carrying value of $5.2 associated with other long-term investment limited partnerships accounted for using the equity method and the carrying value of $16.8 associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.

Debt securities issued by corporations
The following table summarizes the ratings of the corporate debt securities held in White Mountains’s investment portfolio as of December 31, 2014 and 2013:

	Fair Value at
	December 31,
Millions	2015	2014
AA	$95.2	$144.9
A	397.7	594.9
BBB	507.1	426.5
Other	—	5.4
Debt securities issued by corporations(1)	$1,000.0	$1,171.7

(1)	Credit ratings are assigned based on the following hierarchy: 1) Standard & Poor’s and 2) Moody’s.

Mortgage-backed, Asset-backed Securities
White Mountains purchases commercial mortgage-backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”) with the goal of maximizing risk adjusted returns in the context of a diversified portfolio. White Mountains considers sub-prime mortgage-backed securities as those that have underlying loan pools that exhibit weak credit characteristics, or those that are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., White Mountains considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics).
White Mountains categorizes mortgage-backed securities as “non-prime” (also called “Alt A” or “A-”) if they are backed by collateral that has overall credit quality between prime and sub-prime based on White Mountains’s review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. White Mountains’s non-agency residential mortgage-backed portfolio is generally moderate-term and structurally senior. White Mountains does not own any collateralized loan obligations. White Mountains does not own any collateralized debt obligations, with the exception of $39.6 million of non-agency residential mortgage resecuritization tranches, each a senior tranche in its own right and each collateralized by a single earlier vintage Super Senior or Senior non-agency residential mortgage backed security.

	December 31, 2015			December 31, 2014
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
GNMA	$265.5	$265.5	$—	$308.7	$308.7	$—
FNMA	42.2	42.2	—	33.4	33.4	—
FHLMC	22.8	22.8	—	28.9	28.9	—
Total Agency(1)	330.5	330.5	—	371.0	371.0	—
Non-agency:
Residential	133.2	133.2	—	71.0	71.0	—
Commercial	140.4	140.4	—	109.3	109.3	—
Total Non-agency	273.6	273.6	—	180.3	180.3	—

Total mortgage-backed securities	604.1	604.1	—	551.3	551.3	—
Asset-backed securities:
Credit card receivables	217.7	217.7	—	218.1	218.1	—
Vehicle receivables	269.7	269.7	—	152.8	152.8	—
Other	75.5	75.5	—	45.7	45.7	—
Total asset-backed securities	562.9	562.9	—	416.6	416.6	—
Total mortgage and asset-backed securities	$1,167.0	$1,167.0	$—	$967.9	$967.9	$—

(1)
Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities
The security issuance years of White Mountains’s investments in non-agency RMBS and non-agency CMBS securities as of December 31, 2015 are as follows:

			Security Issuance Year
Millions	Fair Value	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Non-agency RMBS	$133.2	$17.3	$8.6	$3.9	$—	$3.6	$—	$15.2	$13.5	$9.8	$14.0	$47.3	$—
Non-agency CMBS	140.4	—	—	—	—	—	—	5.4	—	18.0	17.2	55.0	$44.8
Total	$273.6	$17.3	$8.6	$3.9	$—	$3.6	$—	$20.6	$13.5	$27.8	$31.2	$102.3	$44.8

Non-agency Residential Mortgage-backed Securities
The classification of the underlying collateral quality and the tranche levels of White Mountains’s non-agency RMBS securities are as follows as of December 31, 2015:

Millions	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
Prime	$133.1	$65.6	$67.5	$—
Non-prime	.1	—	.1	—
Sub-prime	—	—	—	—
Total	$133.2	$65.6	$67.6	$—

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

Non-agency Commercial Mortgage-backed Securities
White Mountains’s non-agency CMBS portfolio is generally short-term and structurally subordinate, with more than 25 points of subordination on average for both fixed rate CMBS and floating rate CMBS as of December 31, 2015.  In general, subordination represents the percentage principal loss on the underlying collateral that would be absorbed by other securities lower in the capital structure before the more senior security incurs a loss.  As of December 31, 2015, on average less than 1% of the underlying loans were reported as non-performing for all non-agency CMBS held by White Mountains.
The amount of fixed and floating rate securities and their tranche levels of White Mountains’s non-agency CMBS securities are as follows as of December 31, 2015:

Millions	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
Fixed rate CMBS	$101.1	$8.7	$48.6	$43.8
Floating rate CMBS	39.3	—	—	39.3
Total	$140.4	$8.7	$48.6	$83.1

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

(3)	At issuance, Subordinate were not rated “AAA” by Standard & Poor’s, “Aaa” by Moody’s or “AAA” by Fitch and were junior to “AAA” or “Aaa” bonds.

Other Long-term Investments
Other long-term investments consist of the following as of December 31, 2015 and 2014:

	Carrying Value at
Millions	December 31, 2015	December 31, 2014
Hedge funds and private equity funds, at fair value(1)	$127.8	$178.5
Private equity securities and limited liability companies, at fair value(1)	82.1	45.3
Surplus notes investments, at fair value(1)	51.5	65.1
Convertible preferred securities(1)	32.7	8.3
Tax advantaged federal affordable housing development fund(2)	14.7	16.8
Partnership investments accounted for under the equity method	3.8	5.2
Convertible fixed maturity investments(1)	—	5.6
Other(1)	3.2	7.1
Total other-long term investments	$315.8	$331.9
(1) See Fair Value Measurements by Level table.
(2) Fund accounted for using the proportional amortization method.

Hedge Funds and Private Equity Funds
White Mountains holds investments in hedge funds and private equity funds, which are included in other long-term investments. The fair value of these investments has been estimated using the net asset value of the funds. As of December 31, 2015, White Mountains held investments in 5 hedge funds and 22 private equity funds.  The largest investment in a single fund was $22.7 million as of December 31, 2015 and $22.0 million as of December 31, 2014. The following table summarizes investments in hedge funds and private equity funds by investment objective and sector as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Hedge funds
Long/short equity REIT	$20.6	$—	$20.4	$—
Long/short credit & distressed	—	—	8.4	—
Long/short banks and financial	12.8	—	29.9	—
Other	3.6	—	15.7	—
Total hedge funds	37.0	—	74.4	—

Private equity funds
Energy infrastructure & services	20.7	3.4	33.1	4.8
Manufacturing/Industrial	24.9	2.5	23.2	7.3
Multi-sector	14.8	2.1	14.5	2.2
Aerospace/Defense/Government	19.8	30.3	20.7	5.1
Healthcare	3.8	.4	3.1	1.4
Private equity secondaries	4.4	2.1	5.7	2.1
Insurance	2.0	41.3	2.1	41.3
Real estate	.4	.1	1.7	0.1
Total private equity funds	90.8	82.2	104.1	64.3
Total hedge and private equity funds included in other long-term investments	$127.8	$82.2	$178.5	$64.3

Redemption of investments in certain hedge funds is subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions.  Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. The following summarizes the December 31, 2015 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

Redemption frequency	Notice Period
Millions	30-59 days notice	60-89 days notice	90-119 days notice	120+ days notice	Total
Monthly	$—	$—	$—	$—	$—
Quarterly	13.8	—	—	—	13.8
Semi-annual	—	20.6	—	—	20.6
Annual	—	—	2.6	—	2.6
Total	$13.8	$20.6	$2.6	$—	$37.0

Certain of the hedge fund and private equity fund investments in which White Mountains is invested are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund’s underlying investments are liquidated. As of December 31, 2015, distributions of $1.0 million were outstanding from these investments. The actual amount of the final distribution remittances remain subject to market fluctuations. The date at which such remittances will be received is not determinable as of December 31, 2015.
White Mountains has also submitted redemption requests for certain of its investments in active hedge funds.  As of December 31, 2015, redemptions of $2.5 million are outstanding that would be subject to market fluctuations. The date at which such redemptions will be received is not determinable as of December 31, 2015. Redemptions are recorded as receivables when the investment is no longer subject to market fluctuations.

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
As of December 31, 2015, investments in private equity funds were subject to lock-up periods as follows:

Millions	1-3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private Equity Funds — expected lock-up period remaining	$24.3	$10.9	$55.6	$—	$90.8

OneBeacon Surplus Notes
In the fourth quarter of 2014, in conjunction with the Runoff Transaction, OneBeacon provided financing in the form of surplus notes with a par value of $101.0 million, which had a fair value of $64.9 million at the date of closing and $65.1 million at December 31, 2014. Subsequent to closing, the surplus notes are included in OneBeacon’s investment portfolio, classified within other long-term investments.
The internal valuation model used to estimate the fair value is based on discounted expected cash flows. The estimated fair value of the surplus notes is sensitive to changes in treasury rates and public debt credit spreads, as well as changes in estimates with respect to other variables including a discount to reflect the private nature of the notes (and the related lack of liquidity), the credit quality of the notes - based on the financial performance of the Issuer relative to expectations, and the timing, amount, and likelihood of interest and principal payments on the notes, which are subject to regulatory approval and therefore may vary from the contractual terms.
Below is a table illustrating the valuation adjustments taken to arrive at the estimated fair value of the OneBeacon surplus notes as of December 31, 2015 and 2014:

	Type of Surplus Note		Total as of December 31, 2015	Total as of December 31, 2014
Millions	Seller Priority	Pari Passu
Par Value	$57.9	$43.1	$101.0	$101.0
Fair value adjustments to reflect:
Current market rates on public debt and contract-based repayments(1)	(.4)	(14.7)	(15.1)	(6.6)
Regulatory approval (2)	(11.7)	(12.5)	(24.2)	(12.6)
Liquidity adjustment (3)	(7.8)	(2.4)	(10.2)	(16.7)
Total adjustments	(19.9)	(29.6)	(49.5)	(35.9)
Fair value(4)	$38.0	$13.5	$51.5	$65.1

(1)
Represents the value of the surplus notes, at current market yields on comparable publicly traded debt, and assuming issuer is allowed to make principal and interest payments when its financial capacity is available, as measured by statutory capital in excess of a 250% RBC score.

(2)
Represents anticipated delay in securing regulatory approvals of interest and principal payments to reflect graduated changes in Issuer’s statutory surplus. The monetary impact of the anticipated delay is measured based on credit spreads of public securities with roughly equivalent percentages of discounted payments missed.

(3) Represents impact of liquidity spread to account for OneBeacon’s sole ownership of the surplus notes, lack of a trading market and ongoing regulatory approval risk.
(4) The decrease in the fair value of the surplus notes during the twelve months ended December 31, 2015 was primarily due to widening of non-investment grade credit spreads.

Rollforward of Fair Value Measurements by Level
White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturity investments, common equity securities and other long-term investments as of December 31, 2015 and 2014 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.
The following tables summarize the changes in White Mountains’s fair value measurements by level for the years ended December 31, 2015 and 2014:

			Level 3 Investments
Millions	Level 1 Investments	Level 2 Investments	Fixed maturity investments	Common equity securities	Other long-term investments		Total
Balance at January 1, 2015	$550.6	$2,372.9	$76.4	$39.5	$304.2	(1)	$3,343.6	(1)(2)
Total realized and unrealized gains (losses)	263.0	(13.7)	(1.1)	7.8	(29.2)		226.8	(3)(4)
Amortization/Accretion	—	(19.6)	—	—	—		(19.6)
Purchases	814.5	1,436.0	35.3	—	91.3		2,377.1
Sales	(825.7)	(1,286.0)	—	(43.7)	(54.7)		(2,210.1)
Symetra transfer	394.5	—	—	—	—		394.5
Effect of redemption of Prospector hedge funds	(43.5)	—	—	(3.6)	(14.3)		(61.4)
Transfers in	—	41.8	—	—	—		41.8
Transfers out	(1.2)	—	(40.6)	—	—		(41.8)
Balance at December 31, 2015	$1,152.2	$2,531.4	$70.0	$—	$297.3	(1)	$4,050.9	(1)(2)

(1)	Excludes carrying value of $3.8 and $5.2 as of December 31, 2015 and January 1, 2015 associated with other long-term investments accounted for using the equity method.

(2)	Excludes carrying value of $211.3 and $376.8 as of December 31, 2015 and January 1, 2015 classified as short-term investments.

(3)	Excludes $0.8 of realized and unrealized losses associated with the Prospector Funds consolidation of investment-related liabilities.

(4)	Includes unrealized gains of $258.8 associated with the Symetra transfer from investments in unconsolidated affiliates to common equity securities.

			Level 3 Investments
Millions	Level 1 Investments	Level 2 Investments	Fixed maturity investments	Common equity securities	Other long-term investments		Total
Balance at January 1, 2014	$997.2	$2,575.4	$81.8	$45.4	$189.2	(1)	$3,889.0	(1)(2)(3)
Total realized and unrealized gains	50.1	8.9	1.8	6.2	16.3		83.3
Amortization/Accretion	.1	(18.7)	.1	—	—		(18.5)
Purchases	886.9	1,805.3	39.6	5.0	131.7		2,868.5
Sales	(1,384.2)	(2,065.9)	—	(17.1)	(33.0)		(3,500.2)
Net change in investments related to purchases and sales of consolidated affiliates	(2.7)	24.2	—	—	—		21.5
Exchange	3.4	(9.3)	5.9	—	—		—
Transfers in	—	53.0	—	—	—		53.0
Transfers out	(.2)	—	(52.8)	—	—		(53.0)
Balance at December 31, 2014	$550.6	$2,372.9	$76.4	$39.5	$304.2	(1)	$3,343.6	(1)(2)(3)

(1)	Excludes carrying value of $5.2 and $6.8 as of December 31, 2014 and January 1, 2014 associated with other long-term investment limited partnerships accounted for using the equity method.

(2)	Carrying value includes $236.3 as of January 1, 2014 that is classified as assets held for sale relating to discontinued operations.

(3)	Excludes carrying value of $376.8 and $310.4 as of December 31, 2014 and January 1, 2014 classified as short-term investments.

(4)	Excludes $4.0 of realized and unrealized losses associated with the Prospector Funds and Prospector Turtle Fund consolidation of investment-related liabilities.

Fair Value Measurements — transfers between levels
During 2015, six fixed maturity securities classified as Level 3 measurements in the prior period were recategorized as Level 2 measurements because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available as of December 31, 2015.  These measurements comprise “Transfers out” of Level 3 and “Transfers in” to Level 2 of $40.6 million for the period ended December 31, 2015.
During 2014, six fixed maturity securities classified as Level 3 measurements in the prior period were recategorized as Level 2 measurements because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available as of December 31, 2014. These measurements comprise “Transfers out” of Level 3 and “Transfers in” to Level 2 of $52.8 million for the period ended December 31, 2014. During the third quarter of 2014, one convertible fixed maturity investment that was classified within Level 2 was exchanged for common shares and a corporate debt security of the same entity. As of December 31, 2015, the common shares are classified within Level 1 since a quoted market price was available. As of December 31, 2015, the corporate debt security is classified within Level 3 since the fair value based upon observable market inputs has been adjusted to reflect a liquidity discount.

Significant Unobservable Inputs
The following summarizes significant unobservable inputs used in estimating the fair value of investment securities classified within Level 3 other than hedge funds and private equities as December 31, 2015 and December 31, 2014. The fair value of investments in hedge funds and private equity funds, which are classified within Level 3, are estimated using the net asset value of the funds.

Description	December 31, 2015
$ in millions, except share price	Rating(2)	Valuation Technique(s)	Fair Value(3)	Unobservable Input
Preferred Stock(1)	NR	Par value(8)	$70.0	Issuer’s intent to call	-	$70.0
Private equity security(1)	NR	Share price of most recent transaction	$21.0	Share price	-	$1.00
Private equity security(1)	NR	Share price of most recent transaction	$33.8	Share price	-	$1.03
Convertible preferred security(1)	NR	Multiple of EBITDA	$5.7	EBITDA multiple	-	6.00
Convertible preferred security(1)	NR	Share price of most recent transaction	$27.0	Share price	-	$3.83
Private equity security(1)	NR	Option pricing method	$9.6
				Time until expiration	-	4 years
			Volatility/Standard deviation		-	60.0%
			Risk free rate		-	1.15%
Surplus notes(7):	NR
- Seller priority		Discounted cash flow	$38.0	Discount rate(4)	-	13.0%
			Timing of interest payments(6)		-	5 years
			Timing of principal payments(6)		-	10 years
- Pari passu		Discounted cash flow	$13.5	Discount rate(5)	-	22.4%
			Timing of interest payments(6)		-	5 years
			Timing of principal payments(6)		-	15 years
(1) As of December 31, 2015 each asset type consists of one security.
(2) Credit ratings are assigned based on the following hierarchy: 1) Standard & Poor’s and 2) Moody’s.
(3) Includes the unrealized gains and losses associated with foreign currency; foreign currency effects based on observable inputs.
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
(7) The decrease in the fair value of the surplus notes during the twelve months ended December 31, 2015 was primarily due to widening of non-investment grade credit spreads.
(8) Valuation based on the issuer’s intent as of December 31, 2015 to call the security in the near term.

Description	December 31, 2014
$ in millions, except share price	Rating(2)	Valuation Technique(s)	Fair Value(7)	Unobservable Input
Preferred Stock(1)	NR	Discounted cash flow	$71.1	Discount yield	-	7.1%
Private equity security(1)	NR	Multiple of GAAP book value	$39.5	Multiple of GAAP book value	-	1.10
Private equity security(1)	NR	Share price of most recent transaction	$20.1	Share price	-	$1.06
Convertible preferred security(1)	NR	Multiple of EBITDA	$3.8	EBITDA multiple	-	6.00
Convertible preferred security(1)	NR	Share price of most recent transaction	$4.5	Share price	-	$0.71
Debt security issued by corporation(1)	NR	Discounted cash flow	$5.3	Illiquidity discount(3)	-	10.0%
Private equity security(1)	NR	Share price of recent transaction	$10.4	Share price	-	$290.96
Surplus notes:	NR
- Seller priority		Discounted cash flow	$44.0	Discount rate(4)	-	9.3%
			Timing of interest payments(6)		-	5 years
			Timing of principal payments(6)		-	10 years
- Pari passu		Discounted cash flow	$21.1	Discount rate(5)	-	13.5%
			Timing of interest payments(6)		-	5 years
			Timing of principal payments(6)		-	15 years

(1)	As of December 31, 2014 each asset type consists of one security.

(2)	Credit ratings are assigned based on the following hierarchy: 1) Standard & Poor’s and 2) Moody’s.

(3)	Judgmentally determined based on the Company’s limited trading ability of the issuer.

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

NOTE 6. Goodwill and Other Intangible Assets

White Mountains has recognized goodwill and other identifiable intangible assets at the acquisition date fair values in connection with its purchases of subsidiaries. The following table shows the economic lives, acquisition date values, accumulated amortization and net carrying values for other intangible assets and goodwill, for each company acquired:

$ in millions	Weighted Average Economic life (in years)	December 31, 2015			December 31, 2014
		Acquisition date fair value	Accumulated amortization	Net carrying value	Acquisition date fair value	Accumulated amortization	Net carrying value
Tranzact:
Domain and trade names	7	$30.5	$5.4	$25.1	$25.6	$.9	$24.7
Customer relationships	11	132.3	13.1	119.2	107.5	2.1	105.4
Information technology	6	12.7	2.8	9.9	12.7	.5	12.2
Other	8	2.0	.1	1.9	.5	—	.5
Subtotal		177.5	21.4	156.1	146.3	3.5	142.8

MediaAlpha:
Customer relationships	4	6.5	2.9	3.6	6.5	1.2	5.3
Information technology	5	32.0	11.2	20.8	32.0	4.8	27.2
Subtotal		38.5	14.1	24.4	38.5	6.0	32.5

Wobi:
Trademark	8	2.1	.5	1.6	2.1	.2	1.9
Information technology	7	3.6	.7	2.9	.8	.2	.6
Subtotal		5.7	1.2	4.5	2.9	.4	2.5

Star & Shield:
Customer relationships	3	1.2	.8	.4	1.2	.4	.8

OneBeacon (EBI)	10	9.4	7.0	2.4	9.4	5.7	3.7

Total other intangible assets		232.3	44.5	187.8	198.3	16.0	182.3

Goodwill:
Tranzact	N/A	163.8	—	163.8	145.1	—	145.1
Quote Lab	N/A	18.3	—	18.3	18.3	—	18.3
Wobi	N/A	5.8	—	5.8	5.5	—	5.5
Total goodwill		187.9	—	187.9	168.9	—	168.9

Total goodwill and other intangible assets		$420.2	$44.5	$375.7	$367.2	$16.0	$351.2

The goodwill recognized for the above acquisitions is attributed to expected future cash flows. The acquisition date fair values of other intangible assets with finite lives are estimated using income approach techniques, which use future expected cash flows to develop a discounted present value amount.
The multi-period-excess-earnings method estimates fair value using the present value of the incremental after-tax cash flows attributable solely to the intangible asset over its remaining life. This approach was used to estimate the fair value of intangible assets associated with trademarks, brand names, customer relationships and contracts and information technology.
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

The following table shows the change in goodwill and other intangible assets:

	December 31,
Millions	2015		2014
	Goodwill	Other intangible assets	Goodwill	Other intangible assets
Beginning balance	$168.9	$182.3	$—	$5.1
Acquisitions of businesses	19.0	34.0	168.9	188.9
Dispositions of businesses	—	—	—	—
Amortization, including foreign currency translation	—	(28.5)	—	(11.7)
Ending balance	$187.9	$187.8	$168.9	$182.3

Amortization expense was $28.5 million, $11.7 million and $1.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
White Mountains expects to recognize amortization expense in each of the next five years as follows:

Millions	Amortization expense
2016	$30.4
2017	29.6
2018	27.2
2019	19.4
2020	16.1
Total	$122.7

NOTE 7. Debt

White Mountains’s debt outstanding as of December 31, 2015 and 2014 consisted of the following:

	December 31,
Millions	2015	2014
WTM Bank Facility	$50.0	$—
OBH Senior Notes, at face value	275.0	275.0
Unamortized original issue discount	(.2)	(.3)
OBH Senior Notes, carrying value	274.8	274.7
OneBeacon Bank Facility	—	—
Tranzact Bank Facility	104.7	68.7
Unamortized issuance cost	(1.8)	(1.3)
Tranzact Bank Facility, carrying value	102.9	67.4
MediaAlpha Bank Facility	15.0	—
Unamortized issuance cost	(.3)	—
MediaAlpha Bank Facility, carrying value	14.7	—
Other debt	—	1.0
Total debt	$442.4	$343.1

A schedule of contractual repayments of White Mountains’s debt as of December 31, 2015, follows:

Millions	December 31, 2015
Due in one year or less	$74.9
Due in two to three years	43.3
Due in four to five years	51.5
Due after five years	275.0
Total	$444.7

WTM Bank Facility
On August 14, 2013, White Mountains entered into a revolving credit facility with a syndicate of lenders administered by Wells Fargo Bank, N.A. which has a total commitment of $425.0 million (the “WTM Bank Facility”) and has a maturity date of August 14, 2018 (the “WTM Bank Facility”). The WTM Bank Facility replaced White Mountains’s previous revolving credit facility, which had a total commitment of $375.0 million (the “Previous WTM Bank Facility”).  During 2015, White Mountains borrowed a total of $125.0 million and repaid a total of $75.0 million under the WTM Bank Facility at a blended interest rate of 3.74%. During 2014, White Mountains borrowed and repaid a total of $65.0 million under the WTM Bank Facility at a blended interest rate of 3.65%. As of December 31, 2015, the WTM Bank Facility had an outstanding balance of $50.0 million. White Mountains recorded $0.1 million, $0.3 million, $0.3 million of interest expense on the WTM Bank Facility for the years ended December 31, 2015, 2014 and 2013.
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
OBH recorded $13.0 million in interest expense on the OBH Senior Notes for each of the years ended December 31, 2015, 2014 and 2013.
The OBH Senior Notes were issued under indentures that contain restrictive covenants which, among other things, limit the ability of OneBeacon Ltd., OBH, and their respective subsidiaries to create liens and enter into sale and leaseback transactions and limits the ability of OneBeacon to consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which OneBeacon Ltd. or OBH must adhere.

OneBeacon Bank Facility
On September 29, 2015, OneBeacon Ltd. and OBH, as co-borrowers and co-guarantors, entered into a revolving credit facility administered by U.S. Bank N.A. and also including BMO Harris Bank N.A., which has a total commitment of $65.0 million and has a maturity date of September 29, 2019 (the “OneBeacon Bank Facility”).  As of December 31, 2015, the OneBeacon Bank Facility was undrawn.
The OneBeacon Bank Facility contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards. These covenants can restrict White Mountains in several ways, including its ability to incur additional indebtedness.

Tranzact Bank Facility
On October 10, 2014, Tranzact entered into a secured credit facility with a syndicate of lenders administered by The PrivateBank and Trust Company (the “Tranzact Bank Facility”). The term of the credit facility ends on October 10, 2019. During 2015, Tranzact amended the Tranzact Bank Facility, which now has a total commitment of $116.0 million, consisting of a $101.0 million term loan facility and a $15.0 million revolving facility. The amendment increased the term loan facility by $31.0 million, the proceeds of which were used by Tranzact to finance the acquisition of TruBridge. During 2015, Tranzact borrowed $24.0 million and repaid $13.0 million under the revolving facility. Also during 2015, Tranzact repaid a total of $6.5 million under the term loan portion. As of December 31, 2015, the total amount outstanding under the Tranzact Bank Facility was $104.7 million. Tranzact has entered into an interest rate swap agreement to effectively fix the rate it pays on $70.0 million of the $101.0 million term loan. (See Note 9 - “Derivatives“)
White Mountains recorded $4.0 million and $0.7 million of interest expense on the Tranzact Bank Facility for the years ended December 31, 2015 and 2014. The Tranzact Bank Facility carries a variable interest rate, at a margin over the U.S. dollar LIBOR rate. The margin over LIBOR may vary between 2.5% to 4.5%. At December 31, 2015, the variable interest rate on the debt was 4.7%, including a margin over LIBOR of 4.5%.
The Tranzact Bank Facility, which is secured by the intellectual property and the common stock of Tranzact’s subsidiaries, contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings, including a minimum fixed charge coverage ratio and a maximum leverage ratio. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under these facilities and result in acceleration of principal repayment on any amounts outstanding.

MediaAlpha Bank Facility
On July 23, 2015, MediaAlpha entered into a credit facility with Opus Bank, which has a total commitment of $20.0 million and has a maturity date of July 23, 2019 (the “MediaAlpha Bank Facility”).  The MediaAlpha Bank Facility consists of a $15.0 million term loan facility, which was fully drawn as of December 31, 2015, and a revolving credit facility for an additional $5.0 million, which was undrawn as of December 31, 2015. The MediaAlpha Bank Facility carries a variable interest rate that is based on the U.S. dollar LIBOR rate.
The MediaAlpha Bank Facility is secured by the intellectual property and the common stock of MediaAlpha's subsidiaries, and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a maximum leverage ratio.  Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under these facilities and result in acceleration of principal repayment on any amounts outstanding.

Debt Covenants
As of December 31, 2015, White Mountains was in compliance with all of the covenants under all of its debt facilities.

Interest
Total interest expense incurred by White Mountains for its indebtedness was $18.6 million, $15.6 million and $16.2 million in 2015, 2014 and 2013. Total interest paid by White Mountains for its indebtedness was $17.6 million, $15.6 million, and $16.2 million in 2015, 2014 and 2013.

NOTE 8. Income Taxes

The Company and its Bermuda domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law.  In the event there is a change in the current law such that taxes are imposed, the Company and its Bermuda domiciled subsidiaries would be exempt from such tax until March 31, 2035, pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966. The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate.  The jurisdictions in which the Company’s subsidiaries and branches are subject to tax are Barbados, Germany, Gibraltar, Israel, Luxembourg, the Netherlands, Peru, Sweden, Switzerland, the United Kingdom and the United States.
The total income tax (expense) benefit for the years ended December 31, 2015, 2014 and 2013 consisted of the following:

	Year Ended December 31,
Millions	2015	2014	2013
Current tax (expense) benefit:
U.S. federal	$9.1	$(4.3)	$(20.3)
State	(1.8)	(2.0)	(1.0)
Non-U.S.	(1.5)	(1.4)	(1.2)
Total current tax expense	5.8	(7.7)	(22.5)
Deferred tax (expense) benefit:
U.S. federal	(5.1)	22.5	(10.1)
Total deferred tax benefit (expense)	(5.1)	22.5	(10.1)
Total income tax (expense) benefit	$.7	$14.8	$(32.6)

Effective Rate Reconciliation
A reconciliation of taxes calculated using the 35% U.S. statutory rate (the tax rate at which the majority of White Mountains’s worldwide operations are taxed) to the income tax (expense) benefit on pre-tax income follows:

	Year Ended December 31,
Millions	2015	2014	2013
Tax (expense) benefit at the U.S. statutory rate	$(54.2)	$10.2	$(55.5)
Differences in taxes resulting from:
Non-U.S. earnings, net of foreign taxes	76.7	37.8	75.1
Change in valuation allowance	(18.7)	(36.0)	(49.9)
Tax exempt interest and dividends	2.6	2.5	2.4
Tax reserve adjustments	(1.7)	5.2	(1.2)
Withholding tax	(1.2)	(2.4)	(1.0)
Other, net	(2.8)	(2.5)	(2.5)
Total income tax (expense) benefit on pre-tax income	$.7	$14.8	$(32.6)

The non-U.S. component of pre-tax income was $209.5 million, $60.4 million and $163.7 million for the years ended December 31, 2015, 2014 and 2013.

Tax Payments and Receipts
Net income tax payments to (receipts from) national governments (primarily the United States) totaled $(6.5) million, $2.7 million, and $3.6 million for the years ended December 31, 2015, 2014 and 2013.

Deferred Tax Inventory
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes.
An outline of the significant components of White Mountains’s deferred tax assets and liabilities follows:

	December 31,
Millions	2015	2014
Deferred income tax assets related to:
U.S. federal net operating and capital loss carryforwards	$186.6	$152.3
Incentive compensation	45.4	40.2
Unearned premiums	37.5	38.3
Non-U.S. net operating loss carryforwards	33.8	33.1
Loss reserve discount	26.8	41.4
Tax credit carryforwards	16.9	13.4
Runoff Transaction	12.6	12.6
Deferred compensation	6.2	6.7
Fixed assets	1.7	2.3
Accrued interest	1.3	5.0
Other items	3.0	2.8
Total gross deferred income tax assets	371.8	348.1
Less: valuation allowances	(156.8)	(140.5)
Total net deferred income tax assets	215.0	207.6
Deferred income tax liabilities related to:
Deferred acquisition costs	34.9	32.0
Net unrealized investment gains	28.2	31.1
Members surplus contributions	19.0	10.3
Investment basis difference	13.8	17.0
Purchase accounting	9.3	—
Pension and benefit accruals	3.5	2.5
Other items	.5	.1
Total deferred income tax liabilities	109.2	93.0
Net deferred tax asset	$105.8	$114.6

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
Of the $156.8 million valuation allowance as of December 31, 2015, $28.3 million relates to deferred tax assets on net operating losses in Luxembourg subsidiaries, $122.9 million relates to deferred tax assets on U.S. losses and other federal deferred tax benefits, $5.5 million relates to net operating losses in the Israel subsidiaries and $0.1 million relates to net operating losses in the Netherlands subsidiary. Of the $140.5 million valuation allowance as of December 31, 2014, $31.0 million relates to deferred tax assets on net operating losses in Luxembourg subsidiaries, $107.5 million relates to deferred tax assets on U.S. losses and other federal deferred tax benefits; and $1.9 million relates to net operating losses in the Israel subsidiaries and $0.1 million relates to net operating losses in the Netherlands subsidiary.

Non-U.S. jurisdictions
During 2015 and 2014, White Mountains recorded tax expense of $0.3 million and $15.7 million to establish a valuation allowance against deferred tax assets at certain Luxembourg-domiciled subsidiaries, as White Mountains management does not anticipate sufficient taxable income to utilize the deferred tax assets.
During 2015 and 2014, White Mountains recorded tax expense of $3.0 million and $1.2 million to establish a valuation allowance against deferred tax assets at certain Israeli-domiciled subsidiaries, as White Mountains management does not anticipate sufficient taxable income to utilize the deferred tax assets.

United States
During 2015 and 2014, White Mountains recorded tax expense of $8.2 million and $7.2 million to establish a valuation allowance against deferred tax assets of Guilford Holdings, Inc. and subsidiaries (“Guilford”), as White Mountains management does not anticipate sufficient taxable income to utilize the deferred tax assets.  Guilford consists of service companies and certain other investments that are included in the Other Operations segment.
During 2015 and 2014, White Mountains recorded tax expense of $6.3 million and $8.5 million to establish valuation allowances against deferred tax assets of BAM, as it is uncertain if it will have sufficient taxable income to utilize its deferred tax assets. Also during 2015 and 2014, BAM has income in other comprehensive income that is available to offset its loss from continuing operations, as a result, BAM recorded a tax benefit of $8.7 million and $4.9 million, in continuing operations, with an offsetting tax expense in other comprehensive income. However, since BAM is a mutual insurance company that is owned by its members, its results do not affect White Mountains’s common shareholders’ equity, as they are attributable to non-controlling interests.
During 2015, Houston General Insurance Exchange (“Houston General Insurance”) recorded a tax benefit of $0.5 million to reduce a valuation allowance, primarily due to the restructuring of a surplus note. During 2014, Houston General Insurance recorded tax expense of $0.1 million as it is uncertain if it will have sufficient taxable income to utilize its deferred tax assets. Houston General Insurance is a reciprocal, which is included in the Company’s consolidated results as a variable interest entity. See Note 18 - “Variable Interest Entities”.
During 2015 and 2014, SSIE recorded tax expense of $1.2 million and $3.2 million, as it is uncertain if it will have sufficient taxable income to utilize its deferred tax assets. SSIE is a reciprocal, which is included in the Company’s consolidated results as a variable interest entity. See Note 18 - “Variable Interest Entities”.

Net Operating Loss and Capital Loss Carryforwards
Net operating loss and capital loss carryforwards as of December 31, 2015, the expiration dates and the deferred tax assets thereon are as follows:

	December 31, 2015
Millions	United States	Luxembourg	Netherlands	Israel	Total
2016 - 2020	$.8	$—	$—	$—	$.8
2021 - 2025	2.0	—	.3	—	2.3
2026 - 2035	540.6	—	—	—	540.6
No expiration date	—	96.8	—	21.8	118.6
Total	$543.4	$96.8	$.3	$21.8	$662.3
Gross deferred tax asset	$186.6	$28.3	$.1	$5.5	$220.5
Valuation allowance	(121.2)	(28.3)	(.1)	(5.5)	(155.1)
Net deferred tax asset	$65.4	$—	$—	$—	$65.4

Included in the U.S. net operating loss carryforwards are losses of $22.6 million subject to an annual limitation on utilization under Internal Revenue Code Section 382.  These loss carryforwards will begin to expire in 2025. Also included in the U.S. net operating loss carryforwards are losses of $9.3 million due to additional deductions related to equity compensation. These loss carryforwards begin to expire in 2030. As of December 31, 2015, there are U.S. foreign tax credit carryforwards available of $0.4 million, which begin to expire in 2023.  As of December 31, 2015, there are U.S. alternative minimum tax credit carryforwards of $1.9 million which do not expire. As of December 31, 2015, there are U.S. low income housing credit carryforwards of $14.6 million, which begin to expire in 2031.

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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Millions	Permanent Differences(1)	Temporary Differences(2)	Interest and Penalties(3)	Total
Balance at January 1, 2013	$8.4	$23.6	$8.0	$40.0
Changes in prior year tax positions	—	—	1.0	1.0
Tax positions taken during the current year	—	(7.0)	—	(7.0)
Lapse in statute of limitations	—	—	—	—
Settlements with tax authorities	—	—	(.3)	(.3)
Balance at December 31, 2013	8.4	16.6	8.7	33.7
Changes in prior year tax positions	(2.2)	(.8)	(1.9)	(4.9)
Tax positions taken during the current year	—	7.3	—	7.3
Lapse in statute of limitations	(.8)	—	(.3)	(1.1)
Balance at December 31, 2014	5.4	23.1	6.5	35.0
Changes in prior year tax positions	—	(12.4)	1.7	(10.7)
Tax positions taken during the current year	—	—	—	—
Lapse in statute of limitations	—	—	—	—
Settlements with tax authorities	—	—	—	—
Balance at December 31, 2015	$5.4	$10.7	$8.2	$24.3

(1)	Represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate.

(2)
Represents the amount of unrecognized tax benefits that, if recognized would create a temporary difference between the reported amount of an item in the Company’s Consolidated Balance Sheet and its tax basis.

(3)	Net of tax benefit.

If White Mountains determines in the future that its reserves for unrecognized tax benefits on permanent differences and interest and penalties are not needed, the reversal of $13.6 million of such reserves as of December 31, 2015 would be recorded as an income tax benefit and would impact the effective tax rate. If White Mountains determines in the future that its reserves for unrecognized tax benefits on temporary differences are not needed, the reversal of $10.7 million of such reserves as of December 31, 2015 would not impact the effective tax rate due to deferred tax accounting but would accelerate the payment of cash to the taxing authority. The vast majority of White Mountains’s reserves for unrecognized tax benefits on temporary differences relate to deductions for loss reserves where the timing of the deductions is uncertain.
White Mountains classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. During the years ended December 31, 2015, 2014 and 2013, White Mountains recognized $1.7 million, $(2.2) million, $0.7 million in net interest (income) expense. The balance of accrued interest as of December 31, 2015 and 2014 is $8.2 million and $6.5 million, net of any tax benefit.

Tax Examinations
With few exceptions, White Mountains is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2007.
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

On July 28, 2011, the IRS commenced an examination of the income tax returns for 2007, 2008 and 2009 for certain U.S. subsidiaries of OneBeacon. On July 17, 2013, White Mountains received a revised Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2007, 2008 and 2009. Subsequent to the year end 2015, White Mountains received Form 870-AD (Offer to Waive Restrictions on Assessment and Collection Tax Deficiency and to Accept Overassessment) from the IRS Appeals Office relating to the examination of tax years 2007, 2008 and 2009. All disputed items have now been agreed to and resolved with the Joint Committee on Taxation. The estimated total overpayment, including interest, utilization of alternative minimum and foreign tax credit carryovers and capital loss carrybacks, is $4.0 million. However, $2.7 million of the adjustments relate to items for which the expense deduction has been disallowed in a year being examined, but ultimate deductibility is highly certain to occur in a later period. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the deduction in the exam period would not affect the effective tax rate. As the receipt of the Form 870-AD described above represents formal settlement, White Mountains expects to record a tax benefit of approximately $12 million in the first quarter of 2016 related to the tax settlement of the IRS examination for tax years 2007, 2008 and 2009.
On September 2, 2013, the IRS commenced an examination of the income tax returns for 2010, 2011 and 2012 for certain U.S. subsidiaries of OneBeacon. On November 18, 2015, White Mountains received Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2010, 2011 and 2012. The estimated total overpayment is $1.1 million. White Mountains does not expect the resolution of this examination to result in a material change to its financial position, results of operations and cash flows.
On December 18, 2014, the IRS commenced an examination of the 2012 income tax return for Guilford Holdings, Inc. and subsidiaries. White Mountains does not expect the resolution of this examination to result in a material change to its financial position, results of operations and cash flows.

Note 9. Derivatives

Variable Annuity Reinsurance

White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan.  As of December 31, 2015, the total guarantee value was approximately ¥50.7 billion (approximately $0.4 billion at exchange rates on that date).  The collective account values of the underlying variable annuities were approximately 109% of the guarantee value as of December 31, 2015.
The following table summarizes the pre-tax operating results of WM Life Re for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
Millions	2015	2014	2013
Fees, included in other revenue	$9.3	$18.6	$25.0
Change in fair value of variable annuity liability, included in other revenue	(.4)	52.9	378.5
Change in fair value of derivatives, included in other revenue	(8.8)	(72.4)	(402.0)
Foreign exchange, included in other revenue	(1.3)	(3.2)	(14.5)
Other investment income and (losses) gains	(.4)	(1.4)	(7.1)
Total revenues	(1.6)	(5.5)	(20.1)
Change in fair value of variable annuity death benefit liabilities, included in general and administrative expenses	—	.6	10.2
Death benefit claims paid, included in general and administrative expenses	(.1)	(.1)	(1.9)
General and administrative expenses	(4.0)	(4.3)	(4.9)
Pre-tax loss	$(5.7)	$(9.3)	$(16.7)

During 2013, the ratio of annuitants’ aggregate account values to the aggregate guarantee value provided by WM Life Re increased, and as a result, annuitants surrendered their policies at higher rates than WM Life Re observed in the past. In response to this trend, WM Life Re adjusted the projected surrender assumptions used in the valuation of its variable annuity reinsurance liability upward. In 2014, surrender rates continued to outpace assumptions and WM Life Re again adjusted the projected surrender assumptions. For the year ended December 31, 2014, the change in the fair value of the variable annuity liability included $0.2 million of losses associated with changes in projected surrender assumptions. There was no change in projected surrender assumptions in 2015.

All of White Mountains’s variable annuity reinsurance liabilities were classified as Level 3 measurements as of December 31, 2015.
The following summarizes realized and unrealized gains (losses) recognized in other revenues for the years ended December 31, 2015, 2014 and 2013 and the carrying values as of December 31, 2015 and 2014 by type of derivative instrument:

				Carrying Value
	Year Ended December 31,			December 31,
Millions	2015	2014	2013	2015	2014
Fixed income/interest rate	$6.4	$(33.7)	$(108.7)	$.5	$(1.7)
Foreign exchange	(7.3)	(1.3)	(96.7)	14.8	44.1
Equity	(7.9)	(37.4)	(196.6)	4.8	14.0
Total	$(8.8)	$(72.4)	$(402.0)	$20.1	$56.4

The following table summarizes the changes in White Mountains’s variable annuity reinsurance liabilities and derivative instruments for the year ended December 31, 2015, 2014 and 2013:

	Variable Annuity (Liabilities)		Derivative Instruments
Millions	Level 3		Level 3(1)(6)	Level 2(1)(2)	Level 1(3)	Total(4)
Balance at January 1, 2015	$.7		$18.9	$33.8	$3.7	$56.4
Purchases	—		—	—	—	—
Realized and unrealized (losses) gains	(.4)	(5)	(9.7)	(7.5)	8.4	(8.8)
Transfers in (out)	—		—	—	—	—
Sales/settlements	—		(6.5)	(9.8)	(11.2)	(27.5)
Balance at December 31, 2015	$.3		$2.7	$16.5	$0.9	$20.1

	Variable Annuity (Liabilities)		Derivative Instruments
Millions	Level 3		Level 3(1)(6)	Level 2(1)(2)	Level 1(3)	Total(4)
Balance at January 1, 2014	$(52.8)		$63.4	$4.7	$1.1	$69.2
Purchases	—		—	—	—	—
Realized and unrealized gains (losses)	53.5	(5)	(38.6)	(71.0)	37.2	(72.4)
Transfers in (out)	—		—	—	—	—
Sales/settlements	—		(5.9)	100.1	(34.6)	59.6
Balance at December 31, 2014	$.7		$18.9	$33.8	$3.7	$56.4

	Variable Annuity (Liabilities)		Derivative Instruments
Millions	Level 3		Level 3(1)(6)	Level 2(1)(2)	Level 1(3)	Total(4)
Balance at January 1, 2013	$(441.5)		$140.5	$(20.5)	$(21.7)	$98.3
Purchases	—		59.4	—	—	59.4
Realized and unrealized gains (losses)	388.7	(5)	(136.5)	(196.1)	(69.4)	(402.0)
Transfers in (out)	—		—	—	—	—
Sales/settlements	—		—	221.3	92.2	313.5
Balance at December 31, 2013	$(52.8)		$63.4	$4.7	$1.1	$69.2

(1)	Consists of over-the-counter instruments.

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

(4)
In addition to derivative instruments, WM Life Re held cash, short-term and fixed maturity investments of $5.8, $33.2 and $81.3 as of December 31, 2015, 2014 and 2013 posted as collateral to its reinsurance counterparties.

(5)
There was no changes in the fair value of variable annuity death benefit liabilities for the year ended December 31, 2015. In 2014 and 2013, $0.6 and $10.2 related to the change in the fair value of variable annuity death benefit liabilities, which are included in general and administrative expenses.

(6) Consists of foreign currency options and equity options.

In addition, WM Life Re held cash and short-term investments posted as collateral to its variable annuity reinsurance and derivatives counterparties. The total collateral includes the following:

	December 31,
Millions	2015	2014
Cash	$5.8	$23.7
Fixed maturity investments	—	9.5
Total	$5.8	$33.2

Collateral in the form of fixed maturity securities consists of Government of Japan Bonds, which are recorded at fair value. Collateral in the form of short-term investments consists of money-market instruments, carried at amortized cost, which approximates fair value.
All of White Mountains’s variable annuity reinsurance liabilities were classified as Level 3 measurements as of December 31, 2015 and 2014. The fair value of White Mountains’s variable annuity reinsurance liabilities are estimated using actuarial and capital market assumptions related to the projected discounted cash flows over the term of the reinsurance agreement. Assumptions regarding future policyholder behavior, including surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimates. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as the variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value estimates. Generally, the liabilities associated with these guarantees increase with declines in the equity markets, interest rates and currencies against the Japanese yen, as well as with increases in market volatilities. White Mountains uses derivative instruments, including put options, interest rate swaps, total return swaps on bond and equity indices and forwards and futures contracts on major equity indices, currency pairs and government bonds, to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. The types of inputs used to estimate the fair value of these derivative instruments, with the exception of actuarial assumptions regarding policyholder behavior and risk margins, are generally the same as those used to estimate the fair value of variable annuity liabilities.
The following summarizes quantitative information about significant unobservable inputs associated with the fair value estimates for variable annuity reinsurance liabilities and derivative instruments that have been classified as Level 3 measurements:

Description	December 31, 2015
$ in millions	Fair Value	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Variable annuity benefit guarantee asset	$(.3)	Discounted cash flows	Surrenders	0.1%	-	40.0%	40.0%
			Mortality	0.0%	-	6.4%	1.0%
			Foreign exchange volatilities
			0-1 year	11.5%	-	18.7%	13.1%
			Index volatilities
			0-1 year	25.0%	-	27.5%	26.4%
Foreign Exchange Options	$1.9	Counterparty valuations, adjusted for unwind quote discount	Adjustment to counterparty valuations	(0.5)%	-	(7.3)%	(5.9)%

Equity Index Options	$.8	Counterparty valuations, adjusted for unwind quote discount	Adjustment to counterparty valuations	0.7%	-	(6.7)%	(2.5)%

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
In the case of exchange traded instruments, WM Life Re has exposure to credit risk for amounts uncollateralized by margin balances. WM Life Re has entered into master netting agreements with certain of its counterparties whereby the collateral provided (held) is calculated on a net basis. The following summarizes amounts offset under master netting agreements:

	December 31, 2015			December 31, 2014
Millions	Gross asset amounts before offsets(1)	Gross liability amounts offset under master netting arrangements	Net amounts recognized in Other Assets	Gross asset amounts before offsets(1)	Gross liability amounts offset under master netting arrangements	Net amounts recognized in Other Assets
Interest rate contracts
OTC	$2.4	$(2.1)	$0.3	$1.0	$(5.4)	$(4.4)
Exchange traded	.1	(.1)	—	2.8	(.1)	2.7
Foreign exchange contracts
OTC	15.0	—	15.0	45.5	—	45.5
Exchange traded	.1	(.3)	(0.2)	—	(1.4)	(1.4)
Equity contracts
OTC	4.4	(.6)	3.8	11.7	(.2)	11.5
Exchange traded	1.2	—	1.2	3.4	(.9)	2.5
Total(2)	$23.2	$(3.1)	$20.1	$64.4	$(8.0)	$56.4
(1) Amount equal to fair value of instrument as recognized in other assets.
(2) All derivative instruments held by WM Life Re are subject to master netting arrangements.

The following summarizes the value, collateral held or provided by WM Life Re and net exposure to credit losses on OTC and exchange traded derivative instruments by counterparty recorded within other assets:

	December 31, 2015
Millions	Net amount of assets reflected in Balance Sheet	Collateral provided to counterparty - Cash	Collateral provided to counter-party - Financial Instruments	Net amount of exposure after effect of collateral provided	Excess collateral provided to counter-party- Cash	Excess collateral provided - Financial Instruments	Counter-party collateral held by WM Life Re - Cash	Net amount of exposure to counter-party	Standard & Poor's Rating(1)
JP Morgan	$8.5	$—	$—	$8.5	$—	$—	$5.5	$3.0	A	+
Bank of America	.7	—	—	.7	—	—	—	.7	A
Citigroup - OTC	9.9	—	—	9.9	—	—	1.4	8.5	A
Citigroup - Exchange Traded	1.0	—	—	1.0	5.8	—	—	6.8	A
Total	$20.1	$—	$—	$20.1	$5.8	$—	$6.9	$19.0

	December 31, 2014
Millions	Net amount of assets reflected in Balance Sheet	Collateral provided to counterparty - Cash	Collateral provided to counter-party - Financial Instruments	Net amount of exposure after effect of collateral provided	Excess collateral provided to counter-party- Cash	Excess collateral provided - Financial Instruments	Counter-party collateral held by WM Life Re- Cash	Net amount of exposure to counter-party	Standard & Poor's Rating(1)
JP Morgan	$24.3	$—	$—	$24.3	$—	$—	$8.8	$15.5	A	+
Bank of America	5.6	—	—	5.6	—	—	—	5.6	A
Nomura	(3.5)	3.5	—	—	1.7	9.5	—	11.2	BBB	+
Citigroup - OTC	22.2	—	—	22.2	—	—	1.1	21.1	A
Citigroup - Exchange Traded	3.7	—	—	3.7	16.0	—	—	19.7	A
Royal Bank of Scotland	4.0	—	—	4.0	—	—	—	4.0	A	-
Barclays	.1	—	—	.1	—	—	—	.1	A
Total	$56.4	$3.5	$—	$59.9	$17.7	$9.5	$9.9	$77.2

(1)
Standard & Poor’s ratings as detailed above are:  “A+” (Strong, which is the fifth highest of twenty-one creditworthiness ratings),“A” (which is the sixth highest of twenty-one creditworthiness ratings), “A-” (which is the seventh highest of twenty-one creditworthiness ratings), and BBB+ (which is the eighth highest of twenty-one creditworthiness ratings).

Tranzact Interest Rate Swap

Tranzact has a $101.0 million term loan facility (see Note 7 - “Debt”) that carries a variable rate equal to the U.S. dollar LIBOR rate, plus an applicable margin. At December 31, 2015, the variable interest rate on the term loan was 4.73%, including a margin over LIBOR of 4.50%. Effective October 22, 2014, to effectively fix the rate it pays on this term loan, Tranzact entered into an interest rate swap agreement with a notional amount of $70.0 million. The notional amount decreases over the term of the swap by amounts equivalent to scheduled principal repayments made on Tranzact’s term loan. Under the terms of the swap agreement, Tranzact pays a fixed rate of 1.34% and receives a variable rate, which is reset monthly, based on the then-current U.S. dollar LIBOR rate. The variable rate received by Tranzact under the swap agreement was 0.15% at inception and 0.23% at December 31, 2015. The total current effective rate on Tranzact's debt was 6.07% at December 31, 2015.
The swap is measured at fair value with changes therein recognized within other revenues and is accounted for as a non-hedge derivative instrument. As of December 31, 2015, the estimated fair value of the swap was $(0.2) million. There are no collateral arrangements associated with the swap.

Note 10. Municipal Bond Guarantee Insurance

In 2012, HG Global was capitalized with $594.5 million from White Mountains and $14.5 million from non-controlling interests to fund BAM, a newly formed mutual municipal bond insurer. As of December 31, 2015, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of BAM surplus notes. HG Global provides first loss reinsurance protection for policies underwritten by BAM of up to 15% of par outstanding on a per policy basis through HG Re, which had statutory capital of $460.8 million and $449.1 million as of December 31, 2015 and 2014. HG Re’s obligations to BAM are collateralized in trusts, and there is an aggregate loss limit that is equal to the total assets in the collateral trusts at any point in time. At December 31, 2015 and 2014, the collateral trusts held assets of $136.2 million and $120.0 million. As of December 31, 2015 and 2014, HG Global had pre-tax income of $17.9 million and $18.3 million, which included $15.8 million and $15.7 million of interest income on the BAM surplus notes. As of December 31, 2015 and 2014, BAM had a pre-tax loss of $47.3 million and $40.5 million that was recorded in net loss attributable to non-controlling interests, which included $15.8 million and $15.7 million of interest expense on the BAM surplus notes. As of December 31, 2015, HG Global has accrued $90.2 million of interest receivable on the BAM surplus notes.
The following table provides a schedule of BAM’s insured obligations:

	December 31, 2015	December 31, 2014
Contracts outstanding	3,103	1,750
Remaining weighted average contract period (in years)	12.8	12.8
Contractual debt service outstanding (in millions):
Principal	$22,556.0	$12,362.5
Interest	$11,984.4	$7,086.9
Gross unearned insurance premiums	$50.2	$27.6

The following table is a schedule of BAM’s future premium revenues as of December 31, 2015:

Millions	December 31, 2015
January 1, 2016 - March 31, 2016	$1.1
April 1, 2016 - June 30, 2016	1.1
July 1, 2016 - September 30, 2016	1.1
October 1, 2016 - December 31, 2016	1.1
4.4

2017	4.3
2018	4.1
2019	3.8
2020	3.6
2020 and thereafter	30.0
Total	$50.2

NOTE 11. Earnings Per Share

Basic earnings per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities. Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding. The following table outlines the Company’s computation of earnings per share from continuing operations for the years ended December 31, 2015, 2014 and 2013 (see Note 22 - Discontinued Operations” for earnings per share amounts for discontinued operations):

	Year Ended December 31,
	2015	2014	2013
Basic and diluted earnings per share numerators (in millions):
Net income from continuing operations attributable to White Mountains’s common shareholders	$198.8	$53.6	$175.1
Allocation of income for unvested restricted common shares(1)	(2.3)	(.7)	(2.6)
Dividends declared on participating restricted common shares(1)	(.1)	(.1)	(.1)
Total allocation to restricted common shares	(2.4)	(.8)	(2.7)
Net income attributable to White Mountains’s common shareholders, net of restricted share amounts	$196.4	$52.8	$172.4
Undistributed net earnings (in millions):
Net income attributable to White Mountains’s common shareholders, net of restricted common share amounts	$196.4	$52.8	$172.4
Dividends declared net of restricted common share amounts(1)	(5.9)	(6.1)	(6.1)
Total undistributed net earnings, net of restricted common share amounts	$190.5	$46.7	$166.3
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	5,879.2	6,104.9	6,200.4
Average unvested restricted common shares(2)	(68.0)	(78.9)	(91.4)
Basic earnings per share denominator	5,811.2	6,026.0	6,109.0
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	5,879.2	6,104.9	6,200.4
Average unvested restricted common shares(2)	(68.0)	(78.9)	(91.4)
Average outstanding dilutive options to acquire common shares(3)	—	—	—
Diluted earnings per share denominator	5,811.2	6,026.0	6,109.0
Basic earnings per share (in dollars):
Net income attributable to White Mountains’s common shareholders	$33.80	$8.77	$28.22
Dividends declared and paid	(1.00)	(1.00)	(1.00)
Undistributed earnings	$32.80	$7.77	$27.22
Diluted earnings per share (in dollars)
Net income attributable to White Mountains’s common shareholders	$33.80	$8.77	$28.22
Dividends declared and paid	(1.00)	(1.00)	(1.00)
Undistributed earnings	$32.80	$7.77	$27.22

(1)	Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.

(2)	Restricted common shares outstanding vest either in equal annual installments or upon a stated date (see Note 13 - “Employee Share-Based Incentive Compensation Plans”).

(3)
The diluted earnings per share denominator for the years ended December 31, 2015, 2014 and 2013 do not include the impact of 125,000 common shares issuable upon exercise of the non-qualified options outstanding as they are anti-dilutive to the calculation.

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
In April 2014, the board of managers of the Qualified Plan's plan sponsor, a wholly-owned indirect subsidiary of OneBeacon, voted to terminate the Qualified Plan as of June 30, 2014. The plan sponsor applied for a determination letter from the Internal Revenue Service (“IRS”) with respect to the Qualified Plan's tax qualified status at termination and received a favorable determination letter from the IRS on July 23, 2015. OneBeacon anticipates the majority of plan assets to be distributed within 12 months of the receipt of the favorable determination letter by way of annuity contract purchases and/or lump sum payments to plan participants. As part of the normal remeasurement process as of December 31, 2015, OneBeacon considered the significant progress made throughout the year on the termination and determined that using assumptions consisting of the termination value were appropriate for that Qualified Plan as the likelihood is remote that the execution of the plan termination will be blocked by third parties and that the plan will return from termination. Therefore, as of December 31, 2015, OneBeacon has estimated the projected benefit obligation of the Qualified Plan on a termination valuation basis based on the combination of the estimated cost of annuity contract purchases plus lump sum payments, which are anticipated to be made in the first quarter of 2016. OneBeacon notes that the purchase of annuities, which is currently in final stages of the bidding process, is subject to availability of such contracts, with a creditworthy insurance company, at negotiated market terms deemed acceptable to the plan Sponsor. OneBeacon does not expect the impact of the final termination to be material on the OneBeacon’s financial position.
The benefits for the Plans are based primarily on years of service and employees’ compensation through December 31, 2002. OneBeacon’s funding policy is consistent with the funding requirements of U.S. federal laws and regulations.
The following tables set forth the obligations and funded status, assumptions, plan assets and cash flows associated with the Plans as of December 31, 2015 and 2014:

	Pension Benefits December 31,
Millions	2015	2014
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$119.7	$102.9
Service cost	.9	.6
Interest cost	4.6	4.7
Settlement loss (1)	(1.8)	—
Special termination benefits expense	—	.3
Assumption changes	(3.5)	17.5
Actuarial loss	.9	1.1
Benefits and expenses paid with plan assets	(13.7)	(5.2)
Benefits paid directly by OneBeacon	(2.2)	(2.2)
Remeasurement due to plan termination (2)	4.6	—
Projected benefit obligation at end of year	$109.5	$119.7
Change in plan assets:
Fair value of plan assets at beginning of year	$146.0	$142.8
Actual return on plan assets	7.5	8.4
Benefits and expenses paid	(13.7)	(5.2)
Fair value of plan assets at end of year	$139.8	$146.0
Funded status at end of year	$30.3	$26.3
(1) During the fourth quarter of 2015, OneBeacon triggered settlement accounting for the Qualified Plan as the total lump sum payments exceeded the service plus interest costs, resulting in a $1.8 adverse effect on accumulated other comprehensive income.
(2) As noted in the paragraph preceding this table, the projected benefit obligation was valued on a plan termination basis as of December 31, 2015.

The funded status of the consolidated pension plans as of December 31, 2015 was $30.3 million, which represents an over-funding of $55.8 million related to the Qualified Plan and an under-funding of $25.5 million related to the Non-qualified Plan. The Non-qualified Plan, which is unfunded, does not hold any assets. OneBeacon has set aside $18.6 million in an irrevocable rabbi trust for the benefit of Non-qualified Plan participants. Assets held in the rabbi trust are not reflected in the funded status of the consolidated pension plans as presented but are included in other assets in the consolidated balance sheet.
OneBeacon currently anticipates transferring some or all of the excess invested assets of the Qualified Plan into a qualified replacement plan subsequent to the plan termination. OneBeacon has also applied for a private letter ruling from the
IRS related to the wind-down of potential post-termination obligations of the Qualified Plan. Amounts recognized in the financial statements as of December 31, 2015 and 2014 consist of:

	December 31,
Millions	2015	2014
Net assets of the Qualified Plan recorded in other assets	$55.8	$53.4
Net liabilities of the Non-qualified Plan recorded in other liabilities	(25.5)	(27.1)
Net amount accrued in the financial statements	$30.3	$26.3

Information for the Non-qualified Plan, which had accumulated benefit obligations in excess of plan assets, was as follows:

	December 31,
Millions	2015	2014
Projected benefit obligation	$25.5	$27.1
Accumulated benefit obligation	$25.5	$27.1
Fair value of plan assets	$—	$—

Information for the Qualified Plan, which had accumulated benefit obligations less than plan assets, was as follows:

	December 31,
Millions	2015		2014
Projected benefit obligation	$84.0	(1)	$92.6
Accumulated benefit obligation	$84.0	(1)	$92.6
Fair value of plan net assets	$139.8		$146.0
(1) Measured on a plan termination basis

The amounts recognized in accumulated other comprehensive income (loss) on a pre-tax basis and before non-controlling interest for the years ended December 31, 2015 and 2014 were as follows:

	December 31,
Millions	2015	2014
Accumulated other comprehensive (loss) income beginning balance	$(8.0)	$10.5
Increase (decrease) in accumulated other comprehensive income (loss):
Amortization of net actuarial gains recognized during the year	1.3	.3
Net actuarial losses occurring during the year (1)	(1.3)	(18.8)
Accumulated other comprehensive loss ending balance	$(8.0)	$(8.0)

(1)	Net actuarial gains (losses) resulted from investment returns and demographic experience different than assumed. The 2015 amount reflects the valuation of the Qualified Plan on a termination basis.

The amount in accumulated other comprehensive loss, on a pre-tax basis, that has not yet been recognized as a component of net periodic benefit cost for the year ended December 31, 2015 is attributable to net losses. During 2016, OneBeacon expects $1.1 million will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost.

The components of net periodic benefit (income) cost for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
Millions	2015	2014	2013
Service cost	$.9	$.6	$.8
Interest cost	4.6	4.7	4.2
Expected return on plan assets	(8.7)	(8.5)	(7.1)
Amortization of unrecognized loss	1.3	.3	.9
Net periodic pension income before settlements, curtailments and special termination benefits	(1.9)	(2.9)	(1.2)
Special termination benefits expense(1)	—	.3	.3
Total net periodic benefit income	$(1.9)	$(2.6)	$(.9)

(1)	Special termination benefits represent additional payments made from the Qualified Plan to certain vested participants when their employment was terminated due to a reduction in force.

Assumptions
The weighted average discount rate assumptions used to determine benefit obligations was 3.22% and 3.91% as of December 31, 2015 and 2014. The weighted average assumptions used to determine net periodic benefit cost included a 3.91% discount rate and 6.00% expected long-term rate of return on plan assets for the year ended December 31, 2015.  The weighted average assumptions used to determine net periodic benefit cost included a 4.66% discount rate and 6.00% expected long-term rate of return on plan assets for the year ended December 31, 2014.
OneBeacon’s discount rate assumptions used to account for the Plans reflect the rates at which the benefit obligations could be effectively settled. The December 31, 2015 discount rate used to determine benefit obligations also reflects the
Qualified Plan valued on a plan termination basis. In addition to consideration of published yields for high quality long-term corporate bonds, U.S. Treasuries and insurance company annuity contract pricings, consideration was given to cash flow matching analyses.
OneBeacon performed an analysis of expected long-term rates of return based on the allocation of its Qualified Plan assets as of December 31, 2014 to develop expected rates of return for 2015 and 2014 for each significant asset class or economic indicator. A range of returns was developed based both on forecasts and on broad market historical benchmarks for expected return, correlation, and volatility for each asset class.

Plan Assets
The Qualified Plan's assets are managed internally by OneBeacon. Given the anticipated Plan termination and considering the expected payments to purchase annuities or for lump sum distributions, the invested assets were reallocated during 2015 to consist substantially of U.S. Treasury securities.
The Qualified Plan’s investments are stated at fair value. Many factors are considered in arriving at fair market value. In general, fixed maturity investments such as corporate bonds and government securities are valued based on yields currently available on comparable securities of issuers with similar credit ratings. U.S. Treasury securities and shares of common and preferred stock are valued at quoted market prices when available. Convertible fixed maturity investments are valued based on quoted market prices, analysis of listed markets and use of sensitivity analysis. Registered investment companies are valued at the net asset value as reported by the fund at year-end.
The fair value of the Qualified Plan’s assets and their related inputs as of December 31, 2015 and 2014 by asset category were as follows:

	December 31, 2015				December 31, 2014
Millions	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturity investments	$132.4	$132.4	$—	$—	$24.2	$—	$24.2	$—
Common equity securities	—	—	—	—	101.0	101.0	—	—
Convertible fixed maturity investments	—	—	—	—	12.8	—	12.8	—
Cash and short-term investments	7.0	7.0	—	—	5.2	4.8	.4	—
Total	$139.4	$139.4	$—	$—	$143.2	$105.8	$37.4	$—

There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2015 and 2014.

The Qualified Plan’s asset allocations as of December 31, 2015 and 2014, by asset category were as follows:

	Plan Assets at December 31,
Asset Category	2015	2014
Fixed maturity investments	95.0%	16.9%
Common equity securities	—	70.6
Convertible fixed maturity investments	—	8.9
Cash and short-term investments	5.0	3.6
Total	100.0%	100.0%

As described above, the Qualified Plan's investment securities are exposed to various risks such as interest rate, market, and credit risks. However as a result of the Qualified Plan termination, substantially all assets as of December 31, 2015 are invested in United States Treasury securities which significantly limits the exposure to these risks.

 Cash Flows
OneBeacon does not expect to make a contribution to its Qualified Plan in 2016. As noted above, the termination will result in significant cash payments for the purchase of annuity and lump sum payments. OneBeacon anticipates contributing $2.1 million to the Non-qualified Plan in 2016, for which OneBeacon has assets held in a rabbi trust.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Millions	Expected Benefit Payments
2016	$86.8
2017	2.1
2018	2.1
2019	2.0
2020	2.0
2021-2025	8.9
(1) Primarily reflects the anticipated payout related to annuity purchases and lump sum payments resulting from the termination of the Qualified Plan

Other Benefit Plans
OneBeacon sponsors a defined contribution plan, the OneBeacon 401(k) Savings and Employee Stock Ownership Plan (“KSOP”), covering the majority of its employees. The contributory plan provides qualifying employees with matching contributions of 50% up to the first six percent of salary (subject to U.S. federal limits on allowable contributions in a given year). Total expense for matching contributions to the plan was $3.0 million, $2.7 million and $2.3 million in 2015, 2014 and 2013.
The employee stock ownership component of the KSOP provides all of its participants with an annual base contribution in common shares equal to 3% of their salary, up to the applicable Social Security wage base ($118,500 for 2015). Additionally, those participants not otherwise eligible to receive certain other OneBeacon benefits can earn a variable contribution of up to 6% of their salary, subject to the applicable IRS annual covered compensation limits ($265,000 for 2015) and contingent upon OneBeacon’s performance.  White Mountains recorded $5.7 million, $4.4 million and $6.3 million in compensation expense to pay benefits and allocate common shares to participant’s accounts for the years ended 2015, 2014 and 2013.
OneBeacon had a post-employment benefit liability, which primarily relates to disability and health benefits available to former employees, of $4.1 million and $4.8 million as of December 31, 2015 and 2014.
OneBeacon also had a post-employment benefit liability related to death benefits to beneficiaries of former executives of $12.5 million and $12.9 million as of December 31, 2015 and 2014. OneBeacon has set aside funds to satisfy its obligation in a Rabbi Trust of $33.9 million and $33.2 million as of December 31, 2015 and 2014.

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

Incentive Compensation Plans
White Mountains’s Long-Term Incentive Plan (the “WTM Incentive Plan”) provides for grants of various types of share-based and non-share-based incentive awards to key employees and service providers of White Mountains. The WTM Incentive Plan was adopted by the Board, was approved by the Company’s sole shareholder in 1985 and was subsequently amended by its shareholders in 1995, 2001, 2003, 2005, 2010 and 2013. Share-based incentive awards that may be granted under the plan include performance shares, restricted shares, incentive stock options and non-qualified stock options (“Non-Qualified Options”). Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Awards generally vest at the end of a three-year period, are subject to the attainment of pre-specified performance goals, and are valued based on the market value of common shares at the time awards are paid. Performance shares earned under the WTM Incentive Plan are typically paid in cash but may be paid in common shares. Compensation expense is recognized on a pro rata basis over the vesting period of the awards.
The OneBeacon Long-Term Incentive Plan (the “OneBeacon Incentive Plan”) provides for grants to key employees of OneBeacon various types of share-based incentive awards, including performance shares, restricted shares, restricted stock units and Non-Qualified Options.
White Mountains offers certain types of share-based compensation under qualified retirement plans. The defined contribution plan of OneBeacon (the “401(k) Plan”) offers its U.S.-domiciled participants the ability to invest their balances in several different investment options, including the Company’s or OneBeacon’s common shares.
OneBeacon’s KSOP is an employer-funded benefit plan that provides all of its participants with an annual base contribution in common shares equal to 3% of their salary, up to the applicable Social Security wage base ($118,500 for 2015). Additionally, those participants not otherwise eligible to receive certain other OneBeacon benefits can earn a variable contribution of up to 6% of their salary, subject to the applicable IRS annual covered compensation limits ($265,000 for 2015) and contingent upon OneBeacon’s performance.

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

The following summarizes performance share activity for the years ended December 31, 2015, 2014 and 2013 for performance shares granted under the WTM Incentive Plan and the WTM Phantom Share Plan:

	Year Ended December 31,
	2015		2014		2013
$ in millions	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	113,198	$44.4	108,605	$54.9	108,065	$26.5
Shares paid or expired(1)	(42,958)	(30.8)	(33,730)	(24.5)	(43,100)	(10.1)
New grants	29,828	—	41,580	—	43,660	—
Assumed forfeitures and cancellations(2)(3)	(3,857)	(.3)	(3,257)	(.1)	(20)	(.6)
Expense recognized	—	44.4	—	14.1	—	39.1
End of period (4)	96,211	$57.7	113,198	$44.4	108,605	$54.9

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

(4)
Outstanding performance share awards as of December 31, 2015, 2014 and 2013 exclude 7,997, 10,351 and 10,615 performance shares awards, net of assumed forfeitures, granted to employees of Sirius Group, which is accounted for as discontinued operation.

For the 2011-2013 performance cycle, the Company issued common shares for 3,570 performance shares earned and all other performance shares earned were settled in cash. For the 2012-2014 and 2010-2012 performance cycles, all performance shares earned were settled in cash.
If the outstanding WTM performance shares had vested on December 31, 2015, the total additional compensation cost to be recognized would have been $22.5 million, based on accrual factors as of December 31, 2015 (common share price and payout assumptions).

Performance shares granted under the WTM Incentive Plan
The following table summarizes performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan as of December 31, 2015 for each performance cycle:

$ in millions	Target WTM Performance Shares Outstanding	Accrued Expense
Performance cycle:
2015 – 2017	29,828	$8.3
2014 – 2016	32,557	12.9
2013 – 2015	36,293	38.0
Sub-total	98,678	59.2
Assumed forfeitures	(2,467)	(1.5)
Total at December 31, 2015	96,211	$57.7

The targeted performance goal for full payment of outstanding performance shares granted under the WTM Incentive Plan to non-investment personnel for the 2015-2017 performance cycles is an 8% growth in intrinsic business value per share. Growth of 2% or less would result in no payout and growth of 14% or more would result in a payout of 200%.
The targeted performance goal for full payment of outstanding performance shares granted under the WTM Incentive Plan to non-investment personnel for the 2014-2016 performance cycles is a 9% growth in intrinsic business value per share. Growth of 3% or less would result in no payout and growth of 15% or more would result in a payout of 200%.

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

Restricted Shares
The following outlines the unrecognized compensation cost associated with the outstanding restricted share awards under the WTM Incentive Plan for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015		2014		2013
$ in millions	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	83,314	$14.3	94,130	$17.0	69,910	$16.8
Issued (1)	23,640	15.7	23,440	13.1	25,720	14.4
Vested	(36,279)	—	(33,205)	—	(1,500)	—
Forfeited	—	—	(1,051)	(.5)	—	—
Expense recognized	—	(14.3)	—	(15.3)	—	(14.2)
End of period (2)	70,675	$15.7	83,314	$14.3	94,130	$17.0

(1)	On November 19, 2014, the Compensation Committee canceled 3,040 WTM performance shares for the 2014-2016 performance cycle and issued the same number of WTM restricted shares.

(2)
Outstanding restricted share awards as of December 31, 2015, 2014 and 2013 include 3,571, 3,265, and 3,789 restricted shares issued to employees of Sirius Group, which is accounted for as discontinued operations.

During 2015, White Mountains issued 23,640 restricted shares that vest on January 1, 2018. During 2014, White Mountains issued 23,440 restricted shares that vest on January 1, 2017. During 2013, White Mountains issued 25,720 restricted shares that vest on January 1, 2016. The unrecognized compensation cost as of December 31, 2015 is expected to be recognized ratably over the remaining vesting periods.

Stock Options

Non-Qualified Options
The Company’s Chairman and CEO holds 125,000 Non-Qualified Options, which are exercisable at $742 per common share and expire on January 20, 2017. The Non-Qualified Options have been fully amortized.

Share-Based Compensation Based on OneBeacon Ltd. Common Shares

OneBeacon Performance Shares
The following summarizes activity for the years ended December 31, 2015, 2014 and 2013 for OneBeacon performance shares granted under the OneBeacon Incentive Plan:

	Year Ended December 31,
	2015		2014		2013
$ in millions	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	517,470	$3.4	493,421	$4.0	563,190	$1.2
Payments and deferrals(1)	(181,290)	(1.5)	(142,138)	(1.0)	(238,658)	—
New awards	154,887	—	165,800	—	179,000	—
Forfeitures and cancellations(2)	(41,632)	(.1)	387	—	(10,111)	(.1)
Expense recognized	—	(.4)	—	.4	—	2.9
End of period	449,435	$1.4	517,470	$3.4	493,421	$4.0

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

The following summarizes OneBeacon performance shares outstanding awarded under the OneBeacon Incentive Plan as of December 31, 2015 for each performance cycle:

$ in millions	Target OneBeacon Performance Shares Outstanding	Accrued Expense
Performance cycle:
2015 – 2017	146,659	$.7
2014 – 2016	142,710.1
2013 – 2015	167,300.6
Sub-total	456,669	1.4
Assumed forfeitures	(7,234)	—
Total at December 31, 2015	449,435	$1.4

If the outstanding OneBeacon performance shares had been vested on December 31, 2015, the total additional compensation cost to be recognized would have been $1.3 million, based on December 31, 2015 accrual factors (common share price, accumulated dividends and payout assumptions).
The targeted performance goal for full payment of the outstanding OneBeacon performance shares granted during 2015 is growth in book value per share of 13%. At a growth in book value per share of 6% or less, no performance shares would be earned and at a growth in book value per share of 20% or more, 200% of performance shares would be earned.
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

OneBeacon Restricted Shares
The following table summarizes the unrecognized compensation cost associated with the outstanding OneBeacon restricted stock awards for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015		2014		2013
$ in millions	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	612,500	$3.5	915,000	$6.5	927,000	$9.6
Issued	75,950	1.1	—	—	—	—
Vested	(296,000)	—	(300,000)	—	(9,000)	—
Forfeited	(9,728)	(.1)	(2,500)	—	(3,000)	—
Expense recognized	—	(2.0)	—	(3.0)	—	(3.1)
End of period	382,722	$2.5	612,500	$3.5	915,000	$6.5

On February 24, 2015, OneBeacon issued to certain employees 75,950 shares of restricted stock having a grant date fair value of $1.1 million, which are scheduled to cliff vest on January 1, 2018.
On March 1, 2012, OneBeacon issued 300,000 restricted shares to key employees that vest in two equal installments on February 28, 2014 and 2015. On May 25, 2011, OneBeacon issued 630,000 restricted shares to its CEO that vest in four equal annual installments beginning on February 22, 2014, 2015, 2016 and 2017.  Concurrently with the grant of the restricted shares, 35,000 OneBeacon performance shares issued to OneBeacon’s CEO for the 2011-2013 performance share cycle were forfeited and performance share awards to OneBeacon’s CEO for the subsequent 5 years have been or will also be reduced by 35,000 shares.  The restricted shares contain dividend participation features, and therefore, are considered participating securities.  The unrecognized compensation cost associated with outstanding restricted share awards as of December 31, 2015 is expected to be recognized ratably over the remaining vesting periods.

OneBeacon Restricted Stock Units
During the year ended December 31, 2015, 226,778 RSUs were issued, with 200,194 RSUs, net of forfeitures, outstanding as of December 31, 2015. The RSUs are scheduled to cliff vest on January 1, 2018, at which time the RSUs will be paid out in cash or shares at the discretion of the OneBeacon Compensation Committee. The expense associated with the RSUs, which is being amortized over the vesting period, was $0.8 million for the year ended December 31, 2015.

Share-based Compensation Under Qualified Retirement Plans
Contributions to the KSOP with respect to the years ended 2015, 2014 and 2013 were made with either the Company’s or OneBeacon Ltd.’s common shares, dependent on the employer.  The variable contribution amounts for eligible participants of the KSOP constituted approximately 3%, 2% and 4% of salary for the years ended 2015, 2014 and 2013. White Mountains recorded $5.7 million, $4.4 million and $6.3 million in compensation expense to pay benefits and allocate common shares to participant’s accounts for the years ended 2015, 2014 and 2013. As of December 31, 2015 and 2014, the plans owned 3% or less of either of the Company’s or OneBeacon Ltd.’s total common shares outstanding.  All White Mountains common shares held by the KSOP are considered outstanding for earnings (loss) per share computations.

NOTE 14. Common Shareholders’ Equity and Non-controlling Interests

Common Shares Repurchased and Retired
During the past several years, White Mountains’s board of directors authorized the Company to repurchase its common shares, from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorizations do not have a stated expiration date. As of December 31, 2015, White Mountains may repurchase an additional 476,253 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its board of directors.
During 2015, the Company repurchased 387,495 common shares for $284.2 million at an average share price of $733, which were comprised of 361,839 common shares repurchased under the board authorization for $267.4 million at an average share price of $739 and 10,802 common shares repurchased pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not fall under the board authorizations referred to above.
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

Common Shares Issued
During 2015, the Company issued a total of 25,016 common shares, which consisted of 23,640 restricted shares issued to key management personnel and 1,376 shares issued to directors of the Company. During 2014, the Company issued a total of 28,405 common shares, which consisted of 23,440 restricted shares issued to key management personnel, 3,570 shares issued in satisfaction of performance shares and 1,395 shares issued to directors of the Company. During 2013, the Company issued a total of 27,310 common shares, which consisted of 25,720 restricted shares to key personnel and 1,590 shares issued to directors of the Company.

Dividends on Common Shares
For the years ended December 31, 2015, 2014 and 2013, the Company declared and paid cash dividends totaling $6.0 million, $6.2 million and $6.2 million (or $1.00 per common share).

Non-controlling Interests
Non-controlling interests consist of the ownership interests of non-controlling shareholders in consolidated entities and are presented separately on the balance sheet. The following table details the balance of non-controlling interests included in White Mountains’s total equity and the related percentage of each consolidated entity’s total equity owned by non-controlling shareholders as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
$ in millions	Non-controlling Percentage	Non-controlling Equity	Non-controlling Percentage	Non-controlling Equity
OneBeacon Ltd.	24.5%	$245.6	24.7%	$258.4
SIG Preference Shares	100.0	250.0	100.0	250.0

Other, excluding mutuals and reciprocals
HG Global	3.1	17.1	3.1	17.9
MediaAlpha	40.0	14.4	40.0	22.6
Tranzact	36.8	79.4	36.8	88.2
Wobi	3.9	.6	36.7	5.4
Prospector Offshore Fund	—	—	23.4	31.1
Dewar	19.0	3.7	18.0	3.4
Total other, excluding mutuals and reciprocals		115.2		168.6

Mutuals and reciprocals
BAM	100.0	(140.0)	100.0	(121.9)
SSIE	100.0	(16.0)	100.0	(12.4)
Total non-controlling interests		$454.8		$542.7

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
The NAIC uses risk-based capital (“RBC”) standards for U.S. property and casualty insurers as a means of monitoring certain aspects affecting the overall financial condition of insurance companies. As of December 31, 2015, White Mountains’s active U.S. insurance and reinsurance operating subsidiaries exceeded their respective RBC requirements.
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

OneBeacon:
OneBeacon’s U.S. combined statutory surplus was $622.3 million and $721.5 million as of December 31, 2015 and 2014. OneBeacon’s combined U.S. statutory net income (loss) for the years ended December 31, 2015, 2014 and 2013 was $44.5 million, $(14.2) million and $100.1 million. The minimum policyholders' surplus necessary to satisfy OneBeacon’s top tier regulated U.S. insurance operating subsidiary, Atlantic Specialty Insurance Company (“ASIC”), regulatory requirements was $117.7 million as of December 31, 2015, which equals the authorized control level of the NAIC risk-based capital of ASIC’s policyholders’ surplus.
Split Rock’s statutory capital and surplus was $249.5 million and $122.6 million as of December 31, 2015 and 2014, which met Bermuda’s statutory capital and surplus requirements. Split Rock reported $45.5 million, $46.2 million and $(38.7) million of statutory net income (loss) for the years ended December 31, 2015, 2014 and 2013.
The principal differences between OneBeacon’s combined U.S. and Split Rock’s statutory amounts, and the amounts reported in accordance with GAAP include deferred acquisition costs, deferred taxes, and market value adjustments for debt securities. OneBeacon’s insurance subsidiaries' statutory policyholders’ surplus as of December 31, 2015 was in excess of the minimum requirements of relevant state and Bermuda insurance regulations.

HG Global/BAM:
HG Re is a Special Purpose Insurer under Bermuda insurance regulations and is subject to regulation and supervision by the BMA. As of December 31, 2015, HG Re had statutory capital of $460.8 million. As a Special Purpose Insurer, HG Re does not have minimum regulatory capital requirements.
BAM is domiciled in New York and is subject to regulation by the New York State Department of Financial Services (“NYDFS”). New York financial guarantee insurance law establishes single risk and aggregate limits with respect to insured obligations insured by financial guarantee insurers. BAM’s statutory net loss for the years ended December 31, 2015, 2014 and 2013 was $32.0 million, $31.8 million and $29.3 million. BAM’s members’ surplus, as reported to regulatory authorities as of December 31, 2015 was $437.3 million, which exceeds the minimum members’ surplus necessary for BAM to maintain its New York State financial guarantee insurance license of $66.0 million.

Other Operations:
WM Life Re is subject to regulation and supervision by the BMA. As of December 31, 2015 and 2014, WM Life Re had statutory capital and surplus of $77.5 million and $76.0 million. The minimum regulatory capital held by WM Life Re necessary to satisfy the requirements established by the BMA was $0.5 million as of December 31, 2015.
SSIE’s policyholders’ surplus, as reported to regulatory authorities as of December 31, 2015 and 2014, was $5.0 million and $6.5 million. SSIE’s statutory net loss for the year ended December 31, 2015 and 2014 was $3.5 million and $9.5 million. The minimum policyholders’ surplus necessary to satisfy SSIE’s regulatory requirements was $1.5 million as of December 31, 2015, which equals the authorized control level of the NAIC risk-based capital based on SSIE’s policyholders’ surplus.

Dividend Capacity
There are no restrictions under Bermuda law or the law of any other jurisdiction on the payment of dividends from retained earnings by White Mountains. However, under the insurance laws of the states and jurisdictions under which White Mountains’s insurance and reinsurance operating subsidiaries are domiciled, an insurer is restricted with respect to the timing and the amount of dividends it may pay without prior approval by regulatory authorities. As of December 31, 2015, White Mountains’s top tier insurance and reinsurance subsidiaries have approximately $554.0 million of GAAP shareholders’ equity (net of $180 million of non-controlling interest at OneBeacon), $48.0 million of which can be distributed to White Mountains without prior regulatory approval. As a result, as of December 31, 2015, $505.0 million of White Mountains’s GAAP shareholders’ equity held in its insurance and reinsurance subsidiaries was not available for the payment of dividends without prior regulatory approval, and approximately $2.6 billion of White Mountains’s retained earnings is unrestricted with respect to the payment of dividends to White Mountains’s common shareholders. When determining whether to make distributions from its insurance and reinsurance operating subsidiaries, White Mountains also considers factors such as internal capital targets and rating agency capital requirements. Accordingly, there can be no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future.
Following is a description of the dividend capacity of White Mountains’s insurance and reinsurance operating subsidiaries:

OneBeacon:
On December 23, 2014, OneBeacon Insurance Company (subsequently renamed Bedivere) distributed ASIC to its immediate parent at a value of $700.5 million as part of the Runoff Transaction. OBIC also distributed $151.2 million of cash and other securities to its immediate parent in accordance with the prescribed minimum capital to be included in the company at the time of its sale to Armour, as approved by the PID.
OneBeacon’s top-tier regulated U.S. insurance operating subsidiary, ASIC, has the ability to pay dividends to its immediate parent during any twelve-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based upon the formula above, most recently calculated as of December 31, 2015, ASIC has the ability to pay $26.6 million of dividends in 2016 without prior approval of regulatory authorities. As of December 31, 2015, ASIC had $622.3 million of statutory surplus and $68.3 million of earned surplus. During 2015, ASIC paid $44.9 million of dividends to its immediate parent and redeemed and retired common shares held by its immediate parent at an aggregate price of $66.0 million.
OneBeacon is in the process of seeking regulatory approval of the redomestication of ASIC from New York to Pennsylvania. Under the exiting dividend capacity formula for the Commonwealth of Pennsylvania, which is the greater of 10% of policyholder surplus or net income of the previous year, ASIC would have the ability to pay $62.2 million in dividends in 2016. OneBeacon expects that any distributions paid by ASIC prior to its redomestication to Pennsylvania would reduce the $62.2 million allowed under the dividend capacity formula.
During 2016, Split Rock has the ability to pay dividends and make capital distributions without the prior approval of regulatory authorities of up to $37.4 million, which is equal to 15% of its December 31, 2015 statutory capital and surplus, subject to meeting all appropriate liquidity and solvency requirements. During the year ended December 31, 2015, Split Rock made no capital distributions and paid no dividends to its immediate parent. During the year ended December 31, 2014, Split Rock paid $10.0 million of capital distributions and $10.0 million of dividends to its immediate parent. During the year ended December 31, 2015, OneBeacon Ltd., through an intermediary holding company, contributed $85.0 million to Split Rock as additional paid-in capital.
During 2015 and 2014, OneBeacon’s unregulated insurance operating subsidiaries paid $5.3 million and $4.8 million of dividends to their immediate parent.  As of December 31, 2015, OneBeacon’s unregulated insurance operating subsidiaries had $104.4 million of net unrestricted cash, short-term investments and fixed maturity investments and surplus notes classified as other investments that had a par value of $101.0 million and a fair value of $51.5 million.
During 2015 and 2014, OneBeacon Ltd. paid $80.0 million of regular quarterly dividends to its common shareholders. For both 2015 and 2014, White Mountains received $60.3 million of these dividends. During 2013, OneBeacon Ltd. declared and paid regular quarterly dividends to its common shareholders totaling $80.2 million.
As of December 31, 2015, OneBeacon Ltd. and its intermediate holding companies held $65.3 million of net unrestricted cash, short-term investments and fixed maturity investments, $54.6 million of common equity securities and $51.5 million of other long-term investments outside of its regulated and unregulated insurance operating subsidiaries.

HG Global/BAM:
As of December 31, 2015, HG Global had $613.0 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. HG Global did not declare or pay any preferred dividends in 2015. As of December 31, 2015, HG Global has accrued $139.7 million of dividends payable to holders of its preferred shares, $135.3 million of which is payable to White Mountains and eliminated in consolidation.
HG Re is a Special Purpose Insurer subject to regulation and supervision by the BMA, but does not require regulatory approval to pay dividends. However, HG Re’s dividend capacity is limited by amounts held in the collateral trusts pursuant to the first loss reinsurance treaty (“FLRT”) with BAM. As of December 31, 2015, HG Re had statutory capital of $460.8 million, of which $401.9 million was held as collateral in the supplemental trust pursuant to the FLRT with BAM and $53.8 million relates to accrued interest on the BAM Surplus Notes held by HG Re.
Effective January 1, 2014, HG Global and BAM agreed to change the interest rate on the BAM surplus notes for the five years ending December 31, 2018 from a fixed rate of 8.0% to a variable rate equal to the one-year U.S. treasury rate plus 300 basis points, set annually, which is 3.15% for 2015 and is 3.54% for 2016. Prior to the end of 2018, BAM has the option to extend the variable rate period for an additional three years. At the end of the variable rate period, the interest rate will be fixed at the higher of the then current variable rate or 8.0%. BAM is required to seek regulatory approval to pay interest and principal on its surplus notes only when adequate capital resources have accumulated beyond BAM’s initial capitalization and a level that continues to support its outstanding obligations, business plan and ratings. BAM did not pay any interest on the BAM Surplus Notes in 2015, 2014 or 2013.

Other Operations:
During 2015, WM Advisors did not pay any dividends to its immediate parent. As of December 31, 2015, WM Advisors held $14.4 million of net unrestricted cash and short-term investments.
During 2015, White Mountains paid a $6.0 million common share dividend. As of December 31, 2015, the Company and its intermediate holding companies held $73.7 million of net unrestricted cash, short-term investments and fixed maturity investments, $292.3 million of common equity securities and $17.6 million of other long-term investments included in its Other Operations segment.

NOTE 16. Segment Information

White Mountains has determined that its reportable segments are OneBeacon, HG Global/BAM and Other Operations. As a result of the Sirius sale, the results of operations for Sirius Group have been classified as discontinued operations and are now presented as such, net of related income taxes, in the statement of operations and comprehensive income. Prior year amounts have been reclassified to conform to the current period’s presentation (See Note 22 - “Discontinued Operations”).
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
Other Operations consists of the Company, the Company’s intermediate holding companies, WM Advisors, WM Life Re, Tranzact, Wobi, MediaAlpha, Star & Shield, SSIE, White Mountains’s investment in Symetra and various other entities and investments. Significant intercompany transactions among White Mountains’s segments have been eliminated herein. SSIE’s results are attributed to non-controlling interests.

Financial information for White Mountains’s segments follows:

		HG Global/BAM
Millions	OneBeacon	HG Global	BAM(1)	Other Operations		Total
Year Ended December 31, 2015
Earned insurance and reinsurance premiums	$1,176.2	$2.5	$.8	$8.7		$1,188.2
Net investment income	45.9	1.9	4.2	8.8		60.8
Net investment income (loss) - surplus note interest	—	15.8	(15.8)	—		—
Net realized and unrealized investment (losses) gains	(35.1)	(.3)	.9	259.9	(2)	225.4
Other (expense) revenue	(.6)	—	.7	334.1	(4)	334.2
Total revenues (3)	1,186.4	19.9	(9.2)	611.5		1,808.6
Losses and LAE	700.7	—	—	8.2		708.9
Insurance and reinsurance acquisition expenses	213.8	.6	2.3	3.4		220.1
Other underwriting expenses	218.2	—	.4	—		218.6
General and administrative expenses	14.1	1.4	35.4	408.0	(5)	458.9
Amortization of intangible assets	1.3	—	—	27.3		28.6
Interest expense	13.0	—	—	5.6		18.6
Total expenses	1,161.1	2.0	38.1	452.5		1,653.7
Pre-tax income (loss)	$25.3	$17.9	$(47.3)	$159.0		$154.9

		HG Global/BAM
Millions	OneBeacon	HG Global	BAM(1)	Other Operations		Total
Year Ended December 31, 2014
Earned insurance and reinsurance premiums	$1,177.1	$1.4	$.4	$6.1		$1,185.0
Net investment income	43.4	1.4	5.7	9.0		59.5
Net investment income (loss) - surplus note interest	—	15.7	(15.7)	—		—
Net realized and unrealized investment gains	40.4	1.7	6.6	29.8		78.5
Other revenue	5.8	—	.6	124.7	(4)	131.1
Total revenues(3)	1,266.7	20.2	(2.4)	169.6		1,454.1
Losses and LAE	815.1	—	—	8.9		824.0
Insurance and reinsurance acquisition expenses	203.3	.3	1.8	.8		206.2
Other underwriting expenses	179.2	—	.4	—		179.6
General and administrative expenses	12.4	1.6	35.9	196.1		246.0
Amortization of intangible assets	1.4	—	—	10.3		11.7
Interest expense	13.0	—	—	2.6		15.6
Total expenses	1,224.4	1.9	38.1	218.7		1,483.1
Pre-tax income (loss)	$42.3	$18.3	$(40.5)	$(49.1)		$(29.0)

		HG Global/BAM
Millions	OneBeacon	HG Global	BAM(1)	Other Operations	Total
Year Ended December 31, 2013
Earned insurance and reinsurance premiums	$1,120.4	$.4	$.1	$—	$1,120.9
Net investment income	43.0	1.0	4.7	11.1	59.8
Net investment income (loss) - surplus note interest	—	40.2	(40.2)	—	—
Net realized and unrealized investment gains (losses)	49.4	(2.0)	(9.3)	95.8	133.9
Other revenue	31.2	—	.4	15.4	47.0
Total revenues(3)	1,244.0	39.6	(44.3)	122.3	1,361.6
Losses and LAE	622.1	—	—	—	622.1
Insurance and reinsurance acquisition expenses	208.9	.1	1.4	—	210.4
Other underwriting expenses	204.8	—	.4	—	205.2
General and administrative expenses	10.6	1.4	32.5	103.2	147.7
Amortization of intangible assets	1.4	—	—	—	1.4
Interest expense	13.0	—	—	3.2	16.2
Total expenses	1,060.8	1.5	34.3	106.4	1,203.0
Pre-tax income (loss)	$183.2	$38.1	$(78.6)	$15.9	$158.6

(1)
BAM manages its affairs on a statutory accounting basis. BAM’s statutory surplus includes surplus notes and is not reduced by accruals of interest expense on the surplus notes. BAM’s statutory surplus is reduced only after a payment of principal or interest has been approved by the New York Department of Financial Services.

(2)
Net realized and unrealized investment gains (losses) in the Other Operations segment includes the unrealized gain of $258.8 related to the investment in Symetra common shares, representing the difference between the carrying value under the equity method at November 5, 2015 and the fair value at December 31, 2015. (See Note 17 - “Investments in Unconsolidated Affiliates”).

(3) Total revenues includes both revenues from customers as well as investment performance.
(4) Includes $186.9 from Tranzact and $105.5 from MediaAlpha for the year ended December 31, 2015; and $43.2 from Tranzact and $65.3 from MediaAlpha for the year ended December 31, 2014.
(5) Includes $167.3 from Tranzact and $99.0 from MediaAlpha for the year ended December 31, 2015; and $37.4 from Tranzact and $60.6 from MediaAlpha for the year ended December 31, 2014.

		HG Global/BAM
Selected Balance Sheet Data Millions	OneBeacon	HG Global	BAM		Other Operations	Discontinued Operations		Total
December 31, 2015:
Total investments	$2,591.4	$136.2	$460.3		$1,092.8	$—		$4,280.7
Reinsurance recoverable on paid and unpaid losses	193.5	—	—		.5	—		194.0
Assets held for sale	—	—	—		—	4,407.0		4,407.0
Total assets	3,602.7	739.0	(91.1)	(1)	1,626.9	4,407.0		10,284.5
Loss and LAE reserves	1,389.8	—	—		6.0	—		1,395.8
Liabilities held for sale	—	—	—		—	2,884.0		2,884.0
Total liabilities	2,598.2	181.2	48.9		204.2	2,884.0		5,916.5
Total White Mountains’s common shareholders’ equity	755.2	540.7	—		1,344.3	1,273.0		3,913.2
Non-controlling interest	249.3	17.1	(140.0)		78.4	—	(2)	204.8
December 31, 2014:
Total investments	$2,525.8	$121.0	$454.2		$641.4	$—		$3,742.4
Reinsurance recoverable on paid and unpaid losses	173.8	—	—		.1	—		173.9
Assets held for sale	58.1	—	—		—	4,572.5		4,630.6
Total assets	3,559.8	704.4	(89.4)	(1)	1,708.4	4,572.5		10,455.7
Loss and LAE reserves	1,342.2	—	—		7.8	—		1,350.0
Liabilities held for sale	—	—	—		—	3,105.3		3,105.3
Total liabilities	2,510.5	121.0	32.5		148.0	3,105.3		5,917.3
Total White Mountains’s common shareholders’ equity	787.5	565.5	—		1,425.5	1,217.2		3,995.7
Non-controlling interest	261.8	17.9	(121.9)		134.9	—	(2)	292.7

(1)
BAM total assets reflect the elimination of $503.0 in surplus notes issued to HG Global and its subsidiaries, and $90.2 and $74.4 in accrued interest related to those surplus notes as of December 31, 2015 and 2014.

(2) Excludes $250.0 related to SIG Preference Shares (See Note 14 - “Common Shareholders’ Equity and Non-controlling Interests”)

NOTE 17. Investments in Unconsolidated Affiliates

White Mountains’s investments in unconsolidated affiliates represent investments in other companies in which White Mountains has a significant voting and economic interest but does not control the entity.

	November 5,	December 31,
Millions	2015	2014
Symetra common shares	$394.4	$373.8
Unrealized (losses) gains from Symetra’s fixed maturity portfolio	(1.6)	37.6
Carrying value of Symetra common shares	392.8	411.4

Hamer	—	3.0
Total investments in unconsolidated affiliates	$392.8	$414.4

Symetra
In August 2015, Symetra announced it had entered into a definitive merger agreement with Sumitomo Life pursuant to which Sumitomo Life would acquire all of the outstanding shares of Symetra. Following the announcement and Symetra shareholders’ November 5, 2015 meeting to approve the transaction, White Mountains relinquished its representation on Symetra’s board of directors. As a result, White Mountains changed its accounting for Symetra common shares from the equity method to fair value. During the fourth quarter of 2015, White Mountains recognized $258.8 million ($241.1 million after tax) of unrealized investment gains through net income, representing the difference between the carrying value of Symetra common shares under the equity method at the date of change and fair value at December 31, 2015. On February 1, 2016, Symetra closed its definitive merger agreement with Sumitomo Life and White Mountains received proceeds of $658.0 million, or $32.00 per common share.
During 2015, pursuant to the redemption of White Mountains's investments in the Prospector Funds, 513,500 common shares of Symetra were distributed to White Mountains. As of November 5, 2015 and December 31, 2014, White Mountains owned 20,562,379 and 20,048,879 common shares of Symetra, a 17.70% and 17.31% common share ownership, respectively. During the period of January 1, 2015 through November 5, 2015, White Mountains received cash dividends from Symetra of $16.9 million on its common share investment which was accounted for as a reduction of White Mountains’s investment in Symetra in accordance with equity accounting.
White Mountains previously owned warrants to acquire an additional 9.49 million common shares of Symetra at $11.49 per share. On June 20, 2013, White Mountains exercised these warrants in a cashless transaction and received 2.65 million common shares of Symetra in exchange for the warrants. Prior to their exercise, White Mountains accounted for its Symetra warrants as derivatives with changes in fair value recognized as a gain or loss recognized through other revenue in the income statement.  White Mountains used a Black Scholes valuation model to determine the fair value of the Symetra warrants. During the six months ended June 30, 2013, White Mountains recognized a $10.8 million increase in the value of the warrants through other revenues based on the final Black Scholes valuation that was agreed upon between Symetra and White Mountains. During the six months ended June 30, 2013, White Mountains also received $1.5 million of dividends from Symetra on the warrants that were recorded in net investment income.

As of December 31, 2011, White Mountains concluded that its investment in Symetra common shares was other-than-temporarily impaired and wrote down the GAAP book value of the investment to its estimated fair value of $261.0 million or $15 per share.  This impairment, as well as the effect of Symetra capital transactions, has resulted in a basis difference between the GAAP carrying value of White Mountains’s investment in Symetra common shares and the amount derived by multiplying the percentage of White Mountains common share ownership by Symetra’s total GAAP equity. As of November 5, 2015, the pre-tax unamortized basis difference was $159.9 million, of which $32.6 million is attributable to equity in earnings of unconsolidated affiliates and $127.3 million is attributable to equity in net unrealized gains of unconsolidated affiliates. As of December 31, 2014, the pre-tax unamortized basis difference was $170.4 million, of which $36.4 million is attributable to equity in earnings of unconsolidated affiliates and $134.0 million is attributable to equity in net unrealized gains of unconsolidated affiliates. The pre-tax basis differences were amortized over a 30-year period, based on estimated future cash flows associated with Symetra’s underlying assets and liabilities to which the basis differences were attributed. White Mountains continued to record its equity in Symetra's earnings and net unrealized gains (losses) under the equity method through November 5, 2015. In addition, White Mountains recognized the amortization of the basis differences through equity in earnings of unconsolidated affiliates and equity in net unrealized gains (losses) from investments in unconsolidated affiliates consistent with the original attribution of the basis differences between equity in earnings and equity in net unrealized gains (losses). For the period ended November 5, 2015, White Mountains recognized after-tax amortization of $2.2 million through equity in earnings of unconsolidated affiliates and $8.9 million through equity in net unrealized gains from investments in unconsolidated affiliates. For the period ended December 31, 2014, White Mountains recognized after-tax amortization of $2.8 million through equity in earnings of unconsolidated affiliates and $11.7 million through equity in net unrealized gains from investments in unconsolidated affiliates. For the period ended December 31, 2013, White Mountains recognized after-tax amortization of $2.7 million through equity in earnings of unconsolidated affiliates and $10.8 million through equity in net unrealized gains from investments in unconsolidated affiliates.
The following table summarizes amounts recorded by White Mountains under the equity method relating to its investment in Symetra through November 5, 2015:

Millions	Common shares	Warrants	Total
Equity method carrying value of investment in Symetra as of December 31, 2012(2)	$351.2	$30.3	$381.5
Equity in earnings(1)(3)(6)	37.8	—	37.8
Equity in net unrealized gains from Symetra’s fixed maturity portfolio(4)(5)	(106.4)	—	(106.4)
Dividends received	(6.4)	—	(6.4)
Increase in value of warrants	—	10.8	10.8
Exercise of warrants	41.1	(41.1)	—
Equity method carrying value of investment in Symetra as of December 31, 2013(2)	317.3	—	317.3
Equity in earnings(1)(3)(6)	47.0	—	47.0
Equity in net unrealized losses from Symetra’s fixed maturity portfolio(4)(5)	81.2	—	81.2
Dividends received	(34.1)	—	(34.1)
Equity method carrying value of investment in Symetra as of December 31, 2014(2)	411.4	—	411.4
Equity in earnings(1)(3)(6)	25.1	—	25.1
Equity in net unrealized gains from Symetra’s fixed maturity portfolio(4)(5)	(39.2)	—	(39.2)
Distribution from Prospector Offshore Fund	12.4	—	12.4
Dividends received	(16.9)	—	(16.9)
Equity method carrying value of investment in Symetra as of November 5, 2015(2)(7)	$392.8	$—	$392.8

(1)	Equity in earnings for the period ended November 5, 2015 and years ended December 31, 2014 and 2013 excludes tax expense of $1.6, $3.3, and $2.8

(2)
Includes White Mountains’s equity in net unrealized gains (losses) from Symetra’s fixed maturity portfolio of $(1.6), $37.6, and $(43.6) as of November 5, 2015 and December 31, 2014 and 2013, which excludes tax benefit (expense) of $0.2, $(2.7) and $3.2

(3)
Equity in earnings for the period ended November 5, 2015 and years ended December 31, 2014 and 2013 includes $2.3, $3.0 and $3.0 increases relating to the pre-tax amortization of the Symetra common share basis difference.

(4)
Net unrealized gains for the period ended November 5, 2015 and years ended December 31, 2014 and 2013 includes $9.4, $12.7 and $11.8 increases relating to the pre-tax amortization of the Symetra common share basis difference.

(5)
Net unrealized gains (losses) from Symetra’s fixed maturity portfolio excludes tax benefit (expense) of $2.9, $(5.9) and $8.3 for the period ended November 5, 2015 and years ended December 31, 2014 and 2013.

(6)
Equity in earnings for the period ended November 5, 2015 and years ended December 31, 2014 and 2013 includes $(0.1), $(0.1), and $0.2 (gain) loss from the dilutive effect of Symetra’s yearly dividend and the issuance of restricted shares by Symetra

(7)	The aggregate value of White Mountains’s investment in common shares of Symetra was $651.2 based upon the quoted market price of $31.67 per share as of November 5, 2015.

The following table summarizes financial information for Symetra as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
Millions	2015	2014
Symetra balance sheet data:
Total investments	$32,409.2	$30,634.3
Separate account assets	885.9	949.8
Total assets	34,962.8	33,001.7
Policyholder liabilities	29,492.0	27,276.0
Long-term debt	697.5	697.2
Separate account liabilities	885.9	949.8
Total liabilities	31,836.7	29,641.1
Common shareholders’ equity	3,126.1	3,360.6

The following table summarizes financial information for Symetra for the nine months ended September 30, 2015 and years ended December 31, 2014 and 2013:

	Nine months ended September 30,	Year ended December 31,
Millions	2015	2014	2013
Symetra income statement data:
Net premiums earned	$539.3	$629.1	$627.2
Net investment income	994.3	1,320.5	1,285.0
Total revenues	1,605.9	2,182.4	2,139.5
Policy benefits	1,143.7	1,399.7	1,394.9
Total expenses	1,543.6	1,882.5	1,865.4
Net income	89.6	254.4	220.7
Comprehensive net (loss) income	(234.1)	397.0	(777.6)

Hamer and Bri-Mar
On May 27, 2015, White Mountains sold its interest in Hamer LLC, which resulted in a gain of $20.0 million recorded in other revenue. Prior to the sale, White Mountains recorded equity in earnings of $1.6 million for the six months ended June 30, 2015 and $1.9 million and $0.9 million for the years ended December 31, 2014 and 2013.
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

Houston General Insurance Exchange
Houston General Management Company, a wholly-owned indirect subsidiary of OneBeacon provides management services for a fee to a reciprocal, Houston General Insurance Exchange (“HGIE”). As of December 31, 2015, OneBeacon holds a surplus note issued by HGIE, the remaining balance of which is $5.0 million as of December 31, 2015. The principal and interest on the surplus note is repayable to OneBeacon only with regulatory approval. The obligation to repay principal on the note is subordinated to all other liabilities including obligations to policyholders and claimants for benefits under insurance policies. OneBeacon has no ownership interest in the reciprocal.
OneBeacon has determined that HGIE qualifies as a VIE. Furthermore, OneBeacon has determined that it is the primary beneficiary as a result of the management services provided to the reciprocal and the funds loaned to it. Accordingly, OneBeacon consolidates HGIE.
As of December 31, 2015 and 2014, consolidated amounts related to HGIE included total assets of $5.1 million and $2.4 million and total liabilities of $5.0 million and $4.0 million. As of December 31, 2015, the net amount of capital at risk is equal to the surplus note of $5.0 million less the accumulated losses of $0.2 million which includes accrued interest on the surplus note of $0.3 million that eliminates in consolidation.

Star & Shield Insurance Exchange
Star & Shield Risk Management LLC, a wholly-owned indirect subsidiary of White Mountains provides management and other services for a fee to a reciprocal, Star & Shield Insurance Exchange (“SSIE”). As of December 31, 2015, White Mountains held $21.0 million of surplus notes issued by SSIE. The principal and interest on the surplus notes are repayable to White Mountains only with regulatory approval. The obligation to repay principal on the note is subordinated to all other liabilities including obligations to policyholders and claimants for benefits under insurance policies. Because SSIE is consolidated in White Mountains’s financial statements, the SSIE Surplus Notes and accrued interest are classified as intercompany notes, carried at face value and eliminated in consolidation. White Mountains has no ownership interest in SSIE.
White Mountains has determined that SSIE qualifies as a VIE. Furthermore, White Mountains has determined that it is the primary beneficiary as a result of the management services provided to the reciprocal and the funds loaned to it. Accordingly, White Mountains consolidates SSIE.
As of December 31, 2015 and 2014, consolidated amounts related to SSIE included total assets of $14.2 million and $13.5 million and total liabilities of $30.3 million and $25.9 million. For both December 31, 2015 and 2014, the net amount of capital at risk is equal to the surplus notes of $21.0 million less the accumulated losses of $16.0 million.

Prospector Offshore Fund
In 2015, White Mountains redeemed its interest in the Prospector Offshore Fund, Ltd. of which White Mountains’s owned 67.6% prior to the redemption on June 30, 2015. The consolidated results of the Prospector Offshore Fund are included in Other Operations from January 1, 2015 through June 30, 2015, at which point the results of the Prospector Offshore Fund were no longer consolidated by White Mountains. Prior to the redemption, White Mountains determined that the Prospector Offshore Fund was a VIE of which White Mountains was the primary beneficiary and was required to consolidate.

NOTE 19. Fair Value of Financial Instruments

White Mountains accounts for its financial instruments at fair value with the exception of the OBH Senior Notes, which are recorded as debt liabilities at face value less unamortized original issue discount, and the Tranzact Bank Facility and MediaAlpha Bank Facility, both of which are carried at face value less unamortized issuance costs. The following table summarizes the fair values and book values as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
OBH Senior Notes	$276.4	$274.8	$286.0	$274.7
Tranzact Bank Facility	102.8	102.9	68.7	67.4
MediaAlpha Bank Facility	15.0	14.7	—	—

The fair value estimate for the 2012 OBH Senior Notes has been determined using quoted market prices. The 2012 OBH Senior Notes are considered a Level 2 measurement based upon the volume and frequency of observable transactions. The fair value estimate for the Tranzact Bank Facility and MediaAlpha Bank Facility have been determined based on a discounted cash flows approach and is considered to be a Level 3 measurement.

NOTE 20. Transactions with Related Persons

Prospector
Mr. John Gillespie, the founder and Managing Member of Prospector, retired from the WTM Board of Directors in May 2015. Until June 30, 2015, Prospector served as a discretionary adviser with respect to specified assets, primarily common equity securities and convertible fixed maturity investments, managed directly or through WM Advisors on behalf of White Mountains and other clients of WM Advisors. At that time, the investment management agreements between WM Advisors and Prospector and OneBeacon and Prospector and the Consulting Agreement described below were terminated.
Pursuant to an investment management agreements with WM Advisors (the “WMA Agreement”) and OneBeacon (the “OneBeacon Agreement”), Prospector charged WM Advisors and OneBeacon fees based on the following schedule: 100 basis points on the first $200 million of assets under management; 50 basis points on the next $200 million; and 25 basis points on amounts over $400 million. As of December 31, 2014, Prospector managed $195.7 million of assets under the WMA Agreement and $431.2 million of assets under the OneBeacon Agreement, including $202.9 million of ERISA assets. During 2015, 2014 and 2013, Prospector earned $2.1 million, $6.5 million, and $6.5 million in total fees pursuant to the investment management agreements with WM Advisors and OneBeacon. Prospector also had a separate investment management agreement with Symetra that was terminated in the fourth quarter of 2015.
Prospector also advised White Mountains on matters including capital management, asset allocation, private equity investments and mergers and acquisitions. Pursuant to a Consulting Agreement for those services, Prospector was granted 6,250 performance shares for the 2014-2016 cycle and 7,000 performance shares for the 2013-2015 cycle.  Under the terms of the Consulting Agreement, Prospector earned a prorated portion of the outstanding performance share grants at the time of the termination of the Consulting Agreement and was paid $5.5 million in respect thereof.
Pursuant to a pre-existing revenue sharing agreement (the “Revenue Agreement”), Prospector paid White Mountains 6% of the annual revenues in excess of $500,000 of certain of Prospector’s funds in return for White Mountains having made a founding investment in 1997.  White Mountains and Prospector mutually agreed to terminate the Revenue Agreement as of June 30, 2015. During 2014 and 2013, White Mountains earned $0.4 million, and $0.9 million under the Revenue Agreement. No amount was earned under the Revenue Agreement in 2015.

Prior to fully redeeming their interests on June 30, 2015, White Mountains and OneBeacon had interests in limited partnership investments managed by Prospector (the “Funds”).  As of December 31, 2014, White Mountains had $82.4 million invested in these limited partnerships. This total included $15.8 million of OneBeacon assets.  Under the limited partnership agreements, Prospector served as general partner and general manager of the Funds and was paid management and incentive performance fees by White Mountains and OneBeacon. For the years ended December 31, 2015, 2014 and 2013, White Mountains and OneBeacon incurred $0.4 million, $1.1 million and $1.3 million in management fees and $0.1 million, $0.7 million and $3.2 million in incentive fees.

Oakum Bay Capital
Mr. Kernan Oberting, a Managing Director of White Mountains Capital, founded Oakum Bay Capital (“OBC”). OBC serves as the general manager and owns general partnership interests in KVO Capital Partners (“KCP”) and the Trimarc Capital Fund (“TCF”) hedge funds. Mr. Oberting is a limited partner in KCP and TCF.
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
During 2012, White Mountains invested $9.5 million in the TCF hedge funds, which were redeemed in the fourth quarter of 2015 for $8.9 million.

Other Relationships and Transactions
WM Advisors provides investment advisory and management services to Symetra.  As of December 31, 2015 and 2014, WMA had $22.1 billion and $30.9 billion of assets under management from Symetra.  During 2015, 2014 and 2013, WMA earned $8.0 million, $18.4 million and $16.5 million in fees from Symetra.
During 2015, the Company repurchased shares from Franklin Mutual Advisers, a beneficial owner of the Company, in two transactions. On June 1, 2015, the Company repurchased 19,688 WTM common shares for $650.03 per share, the market price at the time the agreement was reached. On September 17, 2015, the Company repurchased 26,300 WTM common shares for $761.50, the market price at the time the agreement was reached.

NOTE 21. Commitments and Contingencies

White Mountains leases certain office space under non-cancellable operating leases that expire on various dates through 2021. Rental expense for all of White Mountains’s locations was $15.5 million, $11.8 million and $12.1 million for the years ended December 31, 2015, 2014 and 2013. White Mountains also has various other lease obligations that are immaterial in the aggregate.  White Mountains’s future annual minimum rental payments required under non-cancellable leases, which are primarily for office space, are $14.3 million, $13.4 million, $11.4 million, and $50.6 million for 2016, 2017, 2018 and 2019 and thereafter, respectively.
White Mountains also has future binding commitments to fund certain other-long term investments. These commitments, which total $82.2 million, do not have fixed funding dates.

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
In December 2015, the lease agreement with Fifth Third expired and OneBeacon purchased the leased assets under the agreement with a remaining book value of $1.3 million for a nominal fee. At the end of the lease term with US Bancorp on December 31, 2016, OneBeacon will purchase the leased furniture and equipment assets for a nominal fee, and all rights, title and interest will transfer back to it.
As of December 31, 2015 and 2014, OneBeacon had a capital lease obligation of $1.7 million and $7.1 million, respectively, included within other liabilities and a capital lease asset of $2.4 million and $7.0 million included within other assets. The underlying assets will continue to be depreciated over their respective useful lives. OneBeacon’s future annual minimum rental payments are $1.7 million for the year ended December 31, 2016.

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
Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. White Mountains accrues any significant insolvencies when the loss is probable and the assessment amount can be reasonably estimated. The actual amount of such assessments will depend upon the final outcome of rehabilitation proceedings and will be paid over several years. As of December 31, 2015, the reserve for such assessments totaled $8.5 million.

Legal Contingencies
White Mountains, and the insurance and reinsurance industry in general, are routinely subject to claims related litigation and arbitration in the normal course of business, as well as litigation and arbitration that do not arise from, or are directly related to, claims activity. White Mountains’s estimates of the costs of settling matters routinely encountered in claims activity are reflected in the reserves for unpaid loss and LAE.  See Note 3 - “Reserves for Unpaid Losses and Loss Adjustment Expenses”.
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
The following summarizes significant legal contingencies, ongoing non-claims related litigation or arbitration as of December 31, 2015:

Esurance
On October 7, 2011, the Company completed the sale of its Esurance and Answer Financial subsidiaries (the “Transferred Subsidiaries”) to The Allstate Corporation (“Allstate”) pursuant to a Stock Purchase Agreement dated as of May 17, 2011 (the “Agreement”). Subject to specified thresholds and limits, the Company remains contingently liable to Allstate for specified matters related to the pre-closing period, including (a) specified litigation matters, (b) losses of the Transferred Subsidiaries arising from extra-contractual claims and claims in excess of policy limits (“ECO/EPL losses”), (c) certain corporate reorganizations effected to remove entities from the Transferred Subsidiaries that were not being sold in the transaction, and (d) certain tax matters, including certain net operating losses being less than stated levels. In addition, the Company retained 90% of positive or negative development in the loss reserves of the Transferred Subsidiaries as of the closing date (net of ECO/EPL losses) through December 31, 2014 (the “Reserve Settlement”).

Runoff Transaction
Subsequent to the closing of the Runoff Transaction, on January 22, 2015, three holders of insurance policies issued by the companies OneBeacon sold to Armour in the Runoff Transaction filed a Petition for Review with the Commonwealth Court of Pennsylvania (Commonwealth Court) requesting that the Commonwealth Court vacate the Pennsylvania Insurance Department’s (Department) orders approving the Runoff Transaction and denying their right to intervene in the Department’s regulatory review of the Runoff Transaction. On January 14, 2016, the Commonwealth Court upheld the Department’s December 23, 2014 order approving the Runoff Transaction. The objectors did not appeal the Commonwealth Court's decision and the time for appeal has expired.

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
In addition, OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. This matter was consolidated for pretrial matters with the Noteholder Actions in the United States District Court for the Southern District of New York and was stayed pending the motion to dismiss in the Noteholder Action. An omnibus motion to dismiss the shareholder defendants in the Committee Action was filed in May 2014. No amount has been accrued in connection with this matter as of December 31, 2015, as the amount of loss, if any, cannot be reasonably estimated.

OneTitle
White Mountains holds a 20% ownership interest in OneTitle Holdings LLC (“OTH”) and has provided a $10.0 million surplus note facility under which OTH’s wholly-owned insurance subsidiary, OneTitle National Guaranty Company, Inc. may draw funds. At December 31, 2015, no funds had been drawn on the surplus note facility.

NOTE 22. Discontinued Operations

Sirius Group
On July 24, 2015, White Mountains entered into an agreement to sell Sirius Group to CM International Holding PTE Ltd., the Singapore-based investment arm of CMI. The transaction is expected to close in the first quarter of 2016 and is subject to regulatory approvals and other customary closing conditions.
The results of operations for Sirius Group have been classified as discontinued operations in the statement of operations and comprehensive income and the assets and liabilities of Sirius Group have been presented in the balance sheet as held for sale. Prior year amounts have been reclassified to conform to the current period’s presentation.
The amounts reflected within discontinued operations differ from amounts previously presented within the Sirius Group segment. The segment results of operations for Sirius Group reported in previous periods included investment income and realized and unrealized investment gains and losses from certain investments that are to be retained by White Mountains after the completion of the sale. For the years ended December 31, 2015, 2014 and 2013, $225.0 million, of which $218.5 million is related to Symetra, $4.0 million and $1.0 million of net investment income and realized and unrealized investment gains and losses that had been previously included in the Sirius Group legal entities have been excluded from net income (loss) from discontinued operations.

OneBeacon Runoff
In December 2014, OneBeacon completed the Runoff Transaction. The results of operations for the Runoff Business have been classified as discontinued operations and are presented, net of related income taxes, in the statement of operations and comprehensive income. The amounts classified as discontinued operations exclude investing and financing activities that are conducted on an overall consolidated level and, accordingly, there were no separately identifiable investments associated with the Runoff Business.
As part of closing the Runoff Transaction on December 23, 2014, OneBeacon provided financing in the form of surplus notes with a par value of $101.0 million issued by OneBeacon Insurance Company (“OBIC”), one of the entities that were transferred from OneBeacon to Armour as part of the transaction (the “Surplus Notes”). At closing, the Surplus Notes had a fair value of $64.9 million, based on a discounted cash flow model, resulting in a total valuation adjustment of $36.1 million pre-tax ($23.5 million after-tax) included in loss from sale of discontinued operations. Subsequent to closing, the Surplus Notes are included in OneBeacon’s investment portfolio, categorized within other long-term investments. (See Note 5 - “Investment Securities” for further disclosures regarding the Surplus Notes).
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
Below is a table illustrating the valuation adjustments taken to arrive at the estimated fair value of the OneBeacon Surplus Notes as of December 23, 2014:

	Type of Surplus Note
Millions	Seller Priority	Pari Passu	Total
Par Value	$57.9	$43.1	$101.0
Fair value adjustments to reflect:
Current market rates on public debt and contract-based repayments(1)	1.6	(8.4)	(6.8)
Regulatory approval (2)	(4.6)	(8.0)	(12.6)
Liquidity adjustment (3)	(11.0)	(5.7)	(16.7)
Total adjustments	(14.0)	(22.1)	(36.1)
Fair value	$43.9	$21.0	$64.9

(1)
Represents the value of the OneBeacon Surplus Notes, at current market yields on publicly traded debt, and assuming issuer is allowed to make principal and interest payments when its financial capacity is available, as measured by statutory capital in excess of a 250% RBC score.

(2)
Represents anticipated delay in securing regulatory approvals of interest and principal payments to reflect graduated changes in Issuer’s statutory surplus. The monetary impact of the anticipated delay is measured based on credit spreads of public securities with roughly equivalent percentages of discounted payments missed.

(3)	Represents impact of liquidity spread to account for OneBeacon’s sole ownership of the surplus notes, lack of a trading market and ongoing regulatory approval risk.

Esurance
For the years ended December 31, 2015 and 2014, White Mountains recorded a gain in discontinued operations of $17.9 million and $3.2 million, which primarily related to a payments from Allstate for favorable development on loss reserves. For the year ended December 31, 2013, White Mountains recorded income from discontinued operations of $4.5 million. Since the closing of the transaction through December 31, 2015, White Mountains has received a net amount of $28.3 million from Allstate, primarily related to the favorable development on loss reserves. (See Note 21 - “Commitments and Contingencies”)

Fireman's Fund
During 2014, White Mountains recorded a gain in discontinued operations of $14.0 million from a payment received from Allianz, the purchaser of White Mountains's former subsidiary Fireman’s Fund Insurance Company (“FFIC”), related to the utilization of alternative minimum tax credits associated with the tax loss on the sale of FFIC in 1991.

Summary of Reclassified Balances and Related Items
Net Assets Held for Sale
The following summarizes the assets and liabilities associated with the business classified as held for sale, which all relate to Sirius Group with the exception of the building held by OneBeacon at December 31, 2014:

	December 31,
Millions	2015	2014
Assets held for sale
Fixed maturity investments, at fair value	$2,374.0	$2,362.3
Short term	352.0	494.9
Common Equities	174.4	189.9
Other	72.2	95.6
Total Investments	2,972.6	3,142.7
Cash	143.9	111.5
Reinsurance recoverable on unpaid losses	283.1	322.2
Reinsurance recoverable on paid losses	10.2	11.4
Insurance premiums receivable	323.6	306.6
Deferred acquisition costs	74.6	69.9
Deferred tax asset	303.1	341.5
Ceded unearned insurance and reinsurance premiums	87.7	76.2
Accounts receivable on unsettled investment sales	29.0	18.7
Intangible assets	10.2	15.2
Other assets	169.0	156.6
Other assets - OneBeacon building	—	58.1
Total assets held for sale	$4,407.0	$4,630.6
Liabilities held for sale
Loss and loss adjustment expense reserves	$1,644.4	$1,809.8
Unearned insurance premiums	342.2	338.6
Debt	403.5	403.5
Deferred tax liability	263.6	282.8
Accrued incentive compensation	63.2	76.5
Ceded reinsurance payable	67.1	71.5
Funds held under reinsurance treaties	52.9	57.9
Accounts payable on unsettled investment purchases	—	2.1
Other liabilities	47.1	62.6
Total liabilities held for sale	2,884.0	3,105.3
Net assets held for sale	$1,523.0	$1,525.3

Net Income (Loss) from Discontinued Operations
The following summarizes the results of operations, including related income taxes associated with the business classified as discontinued operations. The results of Sirius Group through the closing date of the transaction inures to White Mountains.

	Year Ended December 31, 2015
Millions	Sirius Group	Other Disc Ops	Total
Revenues
Earned insurance premiums	$847.0	$—	$847.0
Net investment income	40.7	—	40.7
Net realized and unrealized investment gains	15.1	—	15.1
Other revenue	(20.6)	(.7)	(21.3)
Total revenues	882.2	(.7)	881.5
Expenses
Loss and loss adjustment expenses	422.7	—	422.7
Insurance and reinsurance acquisition expenses	189.8	—	189.8
Other underwriting expenses	107.9	—	107.9
Interest expense on debt	26.6	—	26.6
General and administrative expenses	27.0	—	27.0
Total expenses	774.0	—	774.0
Pre-tax income (loss)	108.2	(.7)	107.5
Income tax expense	(27.1)	.2	(26.9)
Net income (loss) from discontinued operations	81.1	(.5)	80.6
Net gain from sales of discontinued operations - OneBeacon	—	.3	.3
Net gain from sales of discontinued operations - Esurance	—	17.9	17.9
Total income from discontinued operations	81.1	17.7	98.8
Change in foreign currency translation and other from discontinued operations	(65.0)	—	(65.0)
Comprehensive income from discontinued operations	$16.1	$17.7	$33.8

	Year Ended December 31, 2014
Millions	Sirius Group	Other Disc Ops	Total
Revenues
Earned insurance premiums	$873.9	$.1	$874.0
Net investment income	40.9	—	40.9
Net realized and unrealized investment gains	205.4	—	205.4
Other revenue	(62.4)	—	(62.4)
Total revenues	1,057.8	.1	1,057.9
Expenses
Loss and loss adjustment expenses	345.3	(.7)	344.6
Insurance and reinsurance acquisition expenses	193.6	.1	193.7
Other underwriting expenses	129.7	3.5	133.2
Interest expense on debt	26.3	—	26.3
General and administrative expenses	30.5	—	30.5
Total expenses	725.4	2.9	728.3
Pre-tax income (loss)	332.4	(2.8)	329.6
Income tax (expense) benefit	(70.4)	1.0	(69.4)
Net income (loss) from discontinued operations	262.0	(1.8)	260.2
Net gain from sales of discontinued operations - FFIC	—	14.0	14.0
Net losses from sales of discontinued operations - OneBeacon	—	(18.8)	(18.8)
Net gain from sales of discontinued operations - Esurance	—	3.2	3.2
Total income from discontinued operations	262.0	(3.4)	258.6
Change in foreign currency translation and other from discontinued operations	(169.5)	—	(169.5)
Comprehensive income (loss) from discontinued operations	$92.5	$(3.4)	$89.1

	Year Ended December 31, 2013
Millions	Sirius Group	Other Disc Ops	Total
Revenues
Earned insurance premiums	$866.4	$.8	$867.2
Net investment income	46.7	—	46.7
Net realized and unrealized investment gains	27.8	—	27.8
Other revenue	16.8	10.8	27.6
Total revenues	957.7	11.6	969.3
Expenses
Loss and loss adjustment expenses	418.4	78.9	497.3
Insurance and reinsurance acquisition expenses	166.5	—	166.5
Other underwriting expenses	126.1	(.2)	125.9
Interest expense on debt	26.3	—	26.3
General and administrative expenses	32.2	—	32.2
Total expenses	769.5	78.7	848.2
Pre-tax income (loss)	188.2	(67.1)	121.1
Income tax (expense) benefit	(46.2)	25.0	(21.2)
Net income (loss) from discontinued operations	142.0	(42.1)	99.9
Net gain from sales of discontinued operations	—	46.6	46.6
Total income from discontinued operations	142.0	4.5	146.5
Change in foreign currency translation and other from discontinued operations	6.1	—	6.1
Comprehensive income from discontinued operations	$148.1	$4.5	$152.6

Net Change in Cash from Discontinued Operations
The following summarizes the net change in cash associated with the businesses classified as discontinued operations:

	Year ended
	December 31,
Millions	2015	2014	2013
Net cash provided from (used for) operations	$14.7	$60.0	$(61.5)
Net cash provided from investing activities	31.3	35.8	148.7
Net cash used for financing activities	(9.1)	(63.2)	(87.5)
Effect of exchange rate changes on cash	(4.5)	(14.3)	(.2)
Net change in cash during the period	32.4	18.3	(.5)
Cash balances at beginning of period	111.5	93.2	93.7
Cash balances at end of period	$143.9	$111.5	$93.2
Earnings Per Share
Basic earnings per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities.  Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.  The following table outlines the computation of earnings per share for discontinued operations for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Basic and diluted earnings per share numerators (in millions):
Net income attributable to White Mountains’s common shareholders	$98.8	$258.6	$146.5
Allocation of income for participating unvested restricted common shares (1)	(1.1)	(3.3)	(2.2)
Net income attributable to White Mountains’s common shareholders, net of restricted common share amounts (2)	$97.7	$255.3	$144.3
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	5,879.2	6,104.9	6,200.4
Average unvested restricted common shares (3)	(68.0)	(78.9)	(91.4)
Basic earnings per share denominator	5,811.2	6,026.0	6,109.0
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	5,879.2	6,104.9	6,200.4
Average unvested restricted common shares (3)	(68.0)	(78.9)	(91.4)
Average outstanding dilutive options to acquire common shares (4)	—	—	—
Diluted earnings per share denominator	5,811.2	6,026.0	6,109.0
Basic and diluted earnings per share (in dollars):	$16.80	$42.36	$23.63

(1)	Restricted shares issued by White Mountains contain dividend participation features, and therefore, are considered participating securities.

(2)	Net income (loss) attributable to White Mountains’s common shareholders, net of restricted share amounts, is equal to undistributed earnings for the years ended December 31, 2015, 2014 and 2013.

(3)	Restricted common shares outstanding vest either in equal annual installments or upon a stated date (see Note 13 - “Employee Share-Based Incentive Compensation Plans”).

(4)
The diluted earnings (loss) per share denominator for the years ended December 31, 2015, 2014 and 2013 does not include the impact of 125,000 common shares issuable upon exercise of the non-qualified options outstanding as they are anti-dilutive to the calculation.

Derivatives - Interest Rate Cap
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
The Interest Rate Cap does not qualify for hedge accounting. It is recorded in other assets at fair value. Changes in fair value are recognized as unrealized gains or losses and are presented within other revenues. Collateral held is recorded within short-term investments with an equal amount recognized as a liability to return collateral. The fair value of the interest rate cap has been estimated using a single broker quote and accordingly, has been classified as a Level 3 measurement as of December 31, 2015.
The following table summarizes the change in the fair value of the Interest Rate Cap for the year ended December 31, 2015:

	December 31,
Millions	2015	2014
Beginning of period	$4.1	$11.1
Net realized and unrealized losses	(2.2)	(7.0)
End of period	$1.9	$4.1

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

	December 31, 2015
Millions	Collateral Balances Held	Standard & Poor’s Rating(1)
Barclays Bank Plc	$1.3	A-
Nordea Bank Finland Plc	.6	AA-
Total	$1.9

(1)
Standard & Poor’s ratings as detailed above are: “A” (Strong, which is the sixth highest of twenty-one creditworthiness ratings) and “AA-” (Very Strong, which is the fourth highest of twenty-one creditworthiness ratings).

Fair Value of Financial Instruments
The following table summarizes the fair value and carrying value of the Sirius Group financials instruments, the SIG Senior Notes and the SIG Preference Shares, as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
SIG Senior Notes	$410.0	$399.8	$437.8	$399.7
SIG Preference Shares	255.0	250.0	260.0	250.0

The fair value estimates for the SIG Senior Notes and the SIG Preference Shares have been determined based on indicative broker quotes and are considered to be Level 3 measurements.

NOTE 23. Subsequent Event

Symetra
On February 1, 2016, Symetra closed its definitive merger agreement with Sumitomo Life and White Mountains received proceeds of $658.0 million, or $32.00 per common share.

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
We assessed the effectiveness of White Mountains’s internal control over financial reporting as of December 31, 2015. Our assessment did not include an assessment of the internal control over financial reporting for certain recent acquisitions. These acquisitions were TruBridge, Inc. and TruBroker, LLC (collectively “TruBridge”) and Tnuva Finansit Ltd. Each of these represents less than 1% of White Mountains’s total assets as of December 31, 2015 and less than 1% of White Mountains’s total revenue for the year ended December 31, 2015. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, we have concluded that White Mountains maintained effective internal control over financial reporting as of December 31, 2015.
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of White Mountains’s internal control over financial reporting as of December 31, 2015 as stated in their report which appears on page F-83.

February 29, 2016

/s/ RAYMOND BARRETTE	/s/ DAVID T. FOY
Chairman and CEO (Principal Executive Officer)	Executive Vice President and CFO (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of White Mountains Insurance Group, Ltd.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of White Mountains Insurance Group, Ltd. and its subsidiaries (the "Company") at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded TruBridge, Inc and TruBroker, LLC (collectively “TruBridge”) and Tnuva Finansit Ltd. (“Tnuva”) from its assessment of the internal control over financial reporting as of December 31, 2015 because these entities were acquired by the Company during 2015. We have also excluded TruBridge and Tnuva from our audit of internal control over financial reporting. TruBridge and Tnuva are consolidated subsidiaries whose total assets and total revenues represent less than 1% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year-ended December 31, 2015.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 29, 2016

SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)

Selected quarterly financial data for 2015 and 2014 is shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for the interim periods. As a result of the Sirius sale, Esurance sale and the Runoff Business sale, the results of operations for Sirius, Esurance and the Runoff Business have been classified as discontinued operations and are now presented, net of related income taxes, as such in the statement of comprehensive income. Prior year amounts have been reclassified to conform to the current period’s presentation (see Note 22 - “Discontinued Operations”).

	2015 Three Months Ended				2014 Three Months Ended
Millions, except per share amounts	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Revenues	$678.5	$334.7	$403.6	$391.8	$405.6	$323.2	$393.5	$331.8
Expenses	420.4	429.3	412.7	391.3	471.3	358.7	359.9	293.2
Pre-tax income	258.1	(94.6)	(9.1)	.5	(65.7)	(35.5)	33.6	38.6
Tax benefit (expense)	1.5	1.6	2.2	(4.6)	26.2	4.7	(7.1)	(9.0)
Income (loss) from continuing operations	259.6	(93.0)	(6.9)	(4.1)	(39.5)	(30.8)	26.5	29.6
Income from discontinued operations, net of tax	7.3	14.2	3.5	73.8	82.1	63.9	61.1	51.5
Non-controlling interest in consolidated subsidiaries	(6.1)	16.0	.9	7.3	15.0	11.2	(4.6)	.6
Equity in earnings of unconsolidated affiliates	7.1	3.9	6.8	7.3	12.3	7.0	12.5	13.8
Income (loss) attributable to White Mountains’s common shareholders	$267.9	$(58.9)	$4.3	$84.3	$69.9	$51.3	$95.5	$95.5
Income (loss) attributable to White Mountains’s common shareholders per share:
Basic
Continuing operations	$45.99	$(12.42)	$.13	$1.76	$(2.03)	$(2.07)	$5.58	$7.13
Discontinued operations	1.29	2.41	.59	12.33	13.68	10.49	9.92	8.35
Total consolidated operations	$47.28	$(10.01)	$.72	$14.09	$11.65	$8.42	$15.50	$15.48
Diluted
Continuing operations	$45.96	$(12.42)	$.13	$1.76	$(2.03)	$(2.07)	$5.58	$7.13
Discontinued operations	1.29	2.41	.59	12.33	13.68	10.49	9.92	8.35
Total consolidated operations	$47.25	$(10.01)	$.72	$14.09	$11.65	$8.42	$15.50	$15.48

SCHEDULE I

WHITE MOUNTAINS INSURANCE GROUP, LTD.

SUMMARY OF INVESTMENTS—OTHER THAN
INVESTMENTS IN RELATED PARTIES
At December 31, 2015

Millions	Cost	Carrying Value	Fair Value
Fixed maturity investments:
Bonds:
U.S. Government and government agencies and authorities	$160.4	$160.0	$160.0
Debt securities issued by corporations	1,001.0	1,000.0	1,000.0
States, municipalities and political subdivisions	227.8	228.8	228.8
Mortgage-backed and asset-backed securities	1,170.6	1,167.0	1,167.0
Foreign governments	1.0	1.2	1.2
Redeemable preferred stocks	78.3	82.7	82.7
Total fixed maturity investments	2,639.1	2,639.7	2,639.7
Short-term investments	211.3	211.3	211.3
Common equity securities:
Exchange traded funds	147.2	141.8	141.8
Banks, trust and insurance companies	436.9	694.7	694.7
Public utilities	—	—	—
Industrial, miscellaneous and other	238.4	277.4	277.4
Total common equity securities	822.5	1,113.9	1,113.9
Other long-term investments(1)	285.9	297.3	297.3
Total investments	$3,958.8	$4,262.2	$4,262.2
(1) Excludes carrying value of $3.8 associated with other long-term investment limited partnerships accounted for using the equity method. Excludes carrying value of $14.7 associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED BALANCE SHEETS

	December 31,
Millions	2015	2014
Assets:
Cash	$.3	$.2
Short-term investments, at amortized cost	23.4	31.0
Other assets	6.3	.2
Investments in consolidated and unconsolidated affiliates	4,350.9	4,118.5
Total assets	$4,380.9	$4,149.9
Liabilities:
Revolving line of credit	$50.0	$—
Payable to subsidiary (2)	400.0	161.6
Other liabilities	17.7	(7.4)
Total liabilities	467.7	154.2
White Mountains’s common shareholders’ equity	3,913.2	3,995.7
Total liabilities and equity	$4,380.9	$4,149.9

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
Millions	2015	2014		2013
Revenues (including realized gains and losses)	$5.0	$.3		$1.2
Expenses	59.9	32.3		39.0
Pre-tax loss	(54.9)	(32.0)		(37.8)
Income tax benefit (expense)	—	.9		(.1)
Net loss	(54.9)	(31.1)		(37.9)
Net gain from discontinued operations, net of tax	—	13.9	(1)	—
Equity in earnings from consolidated and unconsolidated affiliates	352.5	329.4		359.5
Net income attributable to White Mountains’s common shareholders	297.6	312.2		321.6
Other comprehensive (loss) income items, after-tax	(100.4)	(101.6)		(79.8)
Comprehensive income attributable to White Mountains’s common shareholders	$197.2	$210.6		$241.8
Computation of net income available to common shareholders:
Net income available to common shareholders	$297.6	$312.2		$321.6

(1)
During 2014, the Company received a payment from Allianz, the purchaser of White Mountains’s former subsidiary Fireman’s Fund Insurance Company (“FFIC”), related to the utilization of alternative minimum tax credits associated with the tax loss on the sale of FFIC in 1991.

See Note 22 - “Discontinued Operations”.
(2) During 2015 and 2014, the Company used cash proceeds received from the issuance of debt from its direct wholly-owned subsidiary primarily to fund repurchases of its common shares.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE II
(continued)
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions	2015	2014	2013
Net income attributable to White Mountains’s common shareholders	$297.6	$312.2	$321.6
Charges (credits) to reconcile net income to net cash from operations:
Net realized and unrealized gain on sales of investments	—	(.2)	(.2)
Undistributed current earnings from subsidiaries	(352.5)	(329.4)	(359.5)
Net gain on sale of other discontinued operations (7)	—	(13.9)	—
Other non-cash reconciling items including restricted share and option amortization	(.4)	12.9	15.4
Net change in other assets and liabilities (2)	21.4	(7.6)	(2.7)
Net cash used for continuing operations	(33.9)	(26.0)	(25.4)
Net cash provided from discontinued operations (7)	—	13.9	—
Net cash used for operations	(33.9)	(12.1)	(25.4)
Cash flows from investing activities:
Net decrease in short-term investments	7.6	(29.6)	7.5
Purchases of investment securities (4)	—	(7.6)	(26.2)
Sales and maturities of investment securities	—	39.4	61.1
Issuance of debt from subsidiaries (5)	271.0	144.6	153.9
Repayment of debt to subsidiaries	(35.0)	(30.0)	(10.3)
Receipt of cash flows from discontinued operations (7)	—	13.9	—
Contributions to subsidiaries	—	—	—
Distributions from subsidiaries(1)(3)(4)	15.0	29.7	.1
Net cash provided from investing activities — continuing operations	258.6	160.4	186.1
Net cash used for investing activities — discontinued operations	—	(13.9)	—
Net cash provided from investing activities	258.6	146.5	186.1
Cash flows from financing activities:
Draw down of revolving line of credit(6)	125.0	65.0	200.0
Repayment of revolving line of credit(5)(6)	(75.0)	(65.0)	(275.0)
Proceeds from issuances of common shares	—	—	—
Repurchases and retirement of common shares(5)	(268.6)	(128.2)	(79.8)
Dividends paid on common shares	(6.0)	(6.2)	(6.2)
Net cash used for financing activities — continuing operations	(224.6)	(134.4)	(161.0)
Net cash (used for) provided from financing activities — discontinued operations	—	—	—
Net cash used for financing activities	(224.6)	(134.4)	(161.0)
Net decrease in cash during the year	.1	—	(.3)
Cash balance at beginning of year	.2	.2	.5
Cash balance at end of year	$.3	$.2	$.2
Supplemental cash flow information:
Interest paid	$—	$(.3)	$(2.0)

(1)	During 2015, the Company received a distribution of $15.0 from Lone Tree Holdings, Ltd., a direct wholly-owned subsidiary.

(2)	For 2015, net change in other assets and liabilities includes a $2.4 payable to the Company’s subsidiaries.

(3)	During 2014, the Company received a distribution of $29.7 from Lone Tree Holdings, Ltd.

(4)
During 2013, the Company received a distribution of $28.0 from Lone Tree Holdings, Ltd. The distribution included $27.9 of fixed maturities and $.1 of cash. Purchases of investment securities excludes the non-cash distribution of $27.9.

(5)
During 2015 and 2014, the Company used cash proceeds received from the issuance of debt from its direct wholly-owned subsidiary primarily to fund repurchases of its common shares. During 2013, the Company used cash proceeds received from the issuance of debt from subsidiaries to repurchase $79.8 of its common shares and repay $75.0 of its revolving line of credit.

(6)	The WTM Bank Facility presented in Note 7 - “Debt” is a direct obligation of the Registrant.

(7)
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

SCHEDULE III

WHITE MOUNTAINS INSURANCE GROUP, LTD.
SUPPLEMENTARY INSURANCE INFORMATION(4)
(Millions)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Segment Millions	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premiums earned	Net investment income (1)	Benefits, claims, losses, and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Years ended:
December 31, 2015
OneBeacon(2)	$100.7	$1,389.8	$560.3	$—	$1,176.2	$45.9	$700.7	$213.8	$218.2	$1,136.6
HG Global/BAM	6.9	—	50.2	—	3.3	6.1	—	2.9	.4	25.9
Other operations(3)	—	6.0	2.1	—	8.7	.2	8.2	3.4	—	10.1
December 31, 2014
OneBeacon(2)	$103.2	$1,342.2	$588.3	$—	$1,177.1	$43.4	$815.1	$203.3	$179.2	$1,216.9
HG Global/BAM	4.0	—	27.6	—	1.8	7.1	—	2.1	.4	16.2
Other operations	—	7.8	0.8	—	6.1	.2	8.9	0.8	—	5.9
December 31, 2013
OneBeacon(2)	$103.7	$1,054.3	$544.9	$—	$1,120.4	$43.0	$622.1	$208.9	$204.8	$1,088.6
Other operations	—	—	—	—	—	.1	—	—	—	—

(1)	The amounts shown exclude net investment income relating to non-insurance operations of $8.6, $8.8 and $11.0 for the twelve months ended December 31, 2015, 2014 and 2013, respectively.

(2)
The amounts shown excludes balances reclassified to held for sale in the consolidated balance sheets related to the Runoff Transaction as of December 31, 2013 and 2012 and to AutoOne as of December 31, 2011. See Note 22 - “Discontinued Operations”.

(3)	The Other operations amounts shown relate to SSIE. SSIE’s results are attributed to non-controlling interests.
(4) Schedule excludes activity related to Sirius Group for all periods presented. See Note 22 - “Discontinued Operations”.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE IV

WHITE MOUNTAINS INSURANCE GROUP, LTD.
REINSURANCE(3)
(Millions)

Column A	Column B	Column C	Column D	Column E	Column F
Premiums earned $ in millions	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Years ended:
December 31, 2015
OneBeacon (1)	$1,298.0	$(167.7)	$45.9	$1,176.2	3.9%
HG/BAM	3.3	—	—	3.3	—%
Other operations(2)	20.7	(12.0)	—	8.7	—
December 31, 2014
OneBeacon(1)	$1,209.1	$(102.9)	$70.9	$1,177.1	6.0%
HG/BAM	1.8	—	—	1.8	—%
Other operations(2)	22.6	(16.5)	—	6.1	—
December 31, 2013
OneBeacon(1)	$1,043.3	$(71.4)	$148.5	$1,120.4	13.3%

(1)
The amounts shown excludes balances reclassified to discontinued operations in the consolidated income statement related to the Runoff Transaction as of December 31, 2015, 2014 and 2013. See Note 22 - “Discontinued Operations”.

(2)	The Other operations amounts shown relate to SSIE. SSIE’s results are attributed to non-controlling interests.
(3) Schedule excludes activity related to Sirius Group for all periods presented. See Note 22 - “Discontinued Operations”.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE V

WHITE MOUNTAINS INSURANCE GROUP, LTD.
VALUATION AND QUALIFYING ACCOUNTS(2)

Column A	Column B	Column C		Column D	Column E
		Additions (subtractions)
Millions	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions described (1)	Balance at end of period
Years ended:

December 31, 2015
Reinsurance recoverable on paid losses:
Allowance for reinsurance balances	$2.2	$(.1)	$—	$(1.4)	$.7
Property and casualty insurance and reinsurance premiums receivable:
Allowance for uncollectible accounts	1.9	.8	(.7)	—	2.0
Accounts receivable:
Allowance for uncollectible accounts	3.3	3.2	—	(.7)	5.8

December 31, 2014
Reinsurance recoverable on paid losses:
Allowance for reinsurance balances	$14.3	$(.5)	$—	$(11.6)	$2.2
Property and casualty insurance and reinsurance premiums receivable:
Allowance for uncollectible accounts	3.1	(.2)	(1.0)	—	1.9
Accounts receivable:
Allowance for uncollectible accounts	—	3.6	—	(.3)	3.3

December 31, 2013
Reinsurance recoverable on paid losses:
Allowance for reinsurance balances	$25.6	$—	$—	$(11.3)	$14.3
Property and casualty insurance and reinsurance premiums receivable:
Allowance for uncollectible accounts	4.4	.3	—	(1.6)	3.1

(1)	Represents net collections (charge-offs) of balances receivable.

(2)	Schedule excludes amounts related to Sirius Group for all periods presented. See Note 22 - “Discontinued Operations”.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.

SCHEDULE VI

WHITE MOUNTAINS INSURANCE GROUP, LTD.
SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS(4)
(Millions)

Column A	Column B	Column C	Column D		Column E	Column F	Column G	Column H		Column I	Column J	Column K
Affiliation with registrant	Deferred acquisition costs	Reserves for Unpaid Claims and Claims Adjustment Expenses	Discount, if any, deducted in Column C		Unearned Premiums	Earned Premiums	Net investment income	Claims and Claims Adjustment Expenses Incurred Related to		Amortization of deferred policy acquisition costs	Paid Claims and Claims Adjustment Expenses	Premiums written
Millions								Current Year (1)	Prior Year
OneBeacon(2):
2015	$100.7	$1,389.8	$1.1	(1)	$560.3	$1,176.2	$45.9	$702.5	$(1.8)	$(213.8)	$677.5	$1,136.6
2014	103.2	1,342.2	1.0	(1)	588.3	1,177.1	43.4	725.3	89.8	(203.3)	608.6	1,216.9
2013	103.7	1,054.3	3.0	(1)	544.9	1,120.4	43.0	622.1	—	(208.9)	540.7	1,088.6
Other operations(3):
2015	$—	$6.0	$—		$2.1	$8.7	$.2	$10.4	$(2.2)	$—	$10.4	$10.1
2014	—	7.8	—		0.8	6.1	.2	6.7	2.2	—	14.8	5.9
2013	—	—	—		—	—	—	—	—	—	—	—

(1)
The amounts shown represent OneBeacon’s discount on its long-term workers compensation loss and LAE reserves, as such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual basis. OneBeacon discounts these reserves using a discount rate which is determined based on the facts and circumstances applicable at the time the claims are settled (2.5%, 2.5% and 3.5% as of December 31, 2015, 2014 and 2013).

(2)	The amounts shown excludes balances reclassified to held for sale in the consolidated balance sheets related to the Runoff Transaction as of December 31, 2013. See Note 22 - “Discontinued Operations”.

(3)	The Other operations amounts shown relate to SSIE. SSIE’s results are attributed to non-controlling interests.
(4) Schedule excludes amounts related to Sirius Group for all periods presented. See Note 22 - “Discontinued Operations”.

Schedules of the Registrant should be read in conjunction with the Consolidated Financial Statements and Notes.