Form 10-Q
period 2016-03-31
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2016-05-02
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2016

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

As of May 2, 2016, 5,064,039 common shares with a par value of $1.00 per share were outstanding (which includes 66,469 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Part I.FINANCIAL INFORMATION.

Item 1.	Financial Statements
WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

(Millions, except share amounts)	March 31, 2016	December 31, 2015
Assets	Unaudited
Fixed maturity investments, at fair value	$2,613.2	$2,639.7
Short-term investments, at amortized cost (which approximates fair value)	261.7	211.3
Common equity securities, at fair value	443.0	1,113.9
Other long-term investments	321.8	315.8
Total investments	3,639.7	4,280.7
Cash (restricted: $8.4 and $5.8)	178.8	179.3
Reinsurance recoverable on unpaid losses	150.9	186.5
Reinsurance recoverable on paid losses	16.6	7.5
Insurance premiums receivable	234.3	223.3
Deferred acquisition costs	109.8	107.6
Deferred tax asset	133.6	112.8
Ceded unearned insurance premiums	36.3	29.5
Accrued investment income	13.4	14.0
Accounts receivable on unsettled investment sales	4.5	41.9
Goodwill and intangible assets	371.5	375.7
Other assets	286.9	316.8
Assets held for sale	5,215.5	4,407.0
Total assets	$10,391.8	$10,282.6
Liabilities
Loss and loss adjustment expense reserves	$1,349.6	$1,395.8
Unearned insurance premiums	626.5	612.6
Debt	532.6	440.5
Deferred tax liability	7.1	7.0
Accrued incentive compensation	114.2	141.7
Ceded reinsurance payable	31.8	30.5
Funds held under insurance contracts	134.9	137.8
Accounts payable on unsettled investment purchases	6.9	—
Other liabilities	229.8	264.7
Liabilities held for sale	3,121.1	2,884.0
Total liabilities	6,154.5	5,914.6
Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share - authorized 50,000,000 shares;
issued and outstanding 5,415,462 and 5,623,735 shares	5.4	5.6
Paid-in surplus	933.5	972.6
Retained earnings	2,959.6	3,084.9
Accumulated other comprehensive loss, after tax:
Net unrealized foreign currency translation losses	(108.3)	(145.6)
Pension liability and other	(4.3)	(4.3)
Total White Mountains’s common shareholders’ equity	3,785.9	3,913.2
Non-controlling interests	451.4	454.8
Total equity	4,237.3	4,368.0
Total liabilities and equity	$10,391.8	$10,282.6
 See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Unaudited

	Three Months Ended
	March 31,
(Millions, except per share amounts)	2016	2015
Revenues:
Earned insurance premiums	$282.1	$289.3
Net investment income	17.9	12.6
Net realized and unrealized investment gains	29.5	25.0
Other revenue	97.6	64.9
Total revenues	427.1	391.8
Expenses:
Loss and loss adjustment expenses	161.1	167.9
Insurance acquisition expenses	52.7	53.0
Other underwriting expenses	55.4	56.0
General and administrative expenses	140.5	110.1
Interest expense	5.9	4.3
Total expenses	415.6	391.3

Pre-tax income from continuing operations	11.5	.5

Income tax benefit (expense)	8.7	(4.6)

Net income (loss) from continuing operations	20.2	(4.1)

Gain from sale of discontinued operations, net of tax	—	8.0

Net (loss) income from discontinued operations, net of tax	(.9)	65.8

Income before equity in earnings of unconsolidated affiliates	19.3	69.7

Equity in earnings of unconsolidated affiliates, net of tax	—	7.3

Net income	19.3	77.0
Net (income) loss attributable to non-controlling interests	(6.3)	7.3

Net income attributable to White Mountains’s common shareholders	13.0	84.3

Other comprehensive (loss) income, net of tax:
Change in equity in net unrealized gains from investments in Symetra common shares, net of tax	—	28.9
Change in foreign currency translation, pension liability and other, net of tax	.1	—
Change in foreign currency translation and other from discontinued operations, net of tax	37.2	(87.6)

Comprehensive income	50.3	25.6
Other comprehensive (loss) income attributable to non-controlling interests	—	—
Comprehensive income attributable to White Mountains’s common shareholders	$50.3	$25.6

Income (loss) per share attributable to White Mountains’s common shareholders
Basic income per share
Continuing operations	$2.51	$1.76
Discontinued operations	(.17)	12.33
Total consolidated operations	$2.34	$14.09

Diluted income per share
Continuing operations	$2.51	$1.76
Discontinued operations	(.17)	12.33
Total consolidated operations	$2.34	$14.09

Dividends declared per White Mountains’s common share	$1.00	$1.00
 See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited

	White Mountains’s Common Shareholders’ Equity
(Millions)	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2016	$978.2	$3,084.9	$(149.9)	$3,913.2	$454.8	$4,368.0

Net income	—	13.0	—	13.0	6.3	19.3
Net change in foreign currency translation	—	—	37.3	37.3	—	37.3
Total comprehensive income	—	13.0	37.3	50.3	6.3	56.6
Dividends declared on common shares	—	(5.4)	—	(5.4)	—	(5.4)
Dividends to non-controlling interests	—	—	—	—	(6.2)	(6.2)
Repurchases and retirements of common shares	(39.8)	(132.9)	—	(172.7)	—	(172.7)
Acquisition from non-controlling interests - OneBeacon	(2.7)	—	—	(2.7)	(8.8)	(11.5)
Issuance of shares to non-controlling interests	—	—	—	—	.3	.3
Net contributions from non-controlling interests	—	—	—	—	4.8	4.8
Amortization of restricted share awards	3.2	—	—	3.2	.2	3.4
Balance at March 31, 2016	$938.9	$2,959.6	$(112.6)	$3,785.9	$451.4	$4,237.3

	White Mountains’s Common Shareholders’ Equity
(Millions)	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2015	$1,034.7	$3,010.5	$(49.5)	$3,995.7	$542.7	$4,538.4

Net income (loss)	—	84.3	—	84.3	(7.3)	77.0
Net change in unrealized gains from investments in unconsolidated affiliates	—	—	28.9	28.9	—	28.9
Net change in foreign currency translation	—	—	(87.8)	(87.8)	—	(87.8)
Net change in pension liability and other accumulated comprehensive items	—	—	.2	.2	—	.2
Total comprehensive income (loss)	—	84.3	(58.7)	25.6	(7.3)	18.3
Dividends declared on common shares	—	(6.0)	—	(6.0)	—	(6.0)
Dividends to non-controlling interests	—	—	—	—	(7.0)	(7.0)
Repurchases and retirements of common shares	(3.0)	(8.0)	—	(11.0)	—	(11.0)
Acquisition from non-controlling interests - Other	4.6	—	—	4.6	(4.6)	—
Net contributions from non-controlling interests	—	—	—	—	5.2	5.2
Amortization of restricted share awards	2.4	—	—	2.4	(.5)	1.9
Balance at March 31, 2015	$1,038.7	$3,080.8	$(108.2)	$4,011.3	$528.5	$4,539.8
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended
	March 31,
(Millions)	2016	2015
Cash flows from operations:
Net income	$19.3	$77.0
Charges (credits) to reconcile net income to net cash used for operations:
Net realized and unrealized investment gains	(29.5)	(25.0)
Deferred income tax expense (benefit)	5.3	(.3)
Net loss (income) from discontinued operations	.9	(65.8)
Net gain on sale of discontinued operations	—	(8.0)
Amortization and depreciation	17.4	15.3
Undistributed equity in earnings from unconsolidated affiliates, net of tax	—	(7.3)
Other operating items:
Net change in loss and loss adjustment expense reserves	(46.2)	(39.4)
Net change in reinsurance recoverable on paid and unpaid losses	26.5	13.9
Net change in unearned insurance premiums	13.9	7.6
Net change in variable annuity benefit guarantee liabilities	(.4)	(.4)
Net change in variable annuity benefit guarantee derivative instruments	7.0	9.4
Net change in deferred acquisition costs	(2.2)	(3.0)
Net change in funds held by ceding entities	—	19.7
Net change in ceded unearned premiums	(6.8)	(1.5)
Net change in funds held under insurance treaties	(2.8)	12.0
Net change in insurance premiums receivable	(11.0)	(18.3)
Net change in ceded reinsurance payable	1.3	5.2
Net change in restricted cash	(2.6)	(5.3)
Net change in other assets and liabilities, net	(31.8)	(29.2)
Net cash used for operations - continuing operations	(41.7)	(43.4)
Net cash used for operations - discontinued operations	(50.7)	(14.3)
Net cash used for operations	(92.4)	(57.7)
Cash flows from investing activities:
Net change in short-term investments	(50.4)	(75.6)
Sales of fixed maturity and convertible investments	202.3	344.7
Maturities, calls and paydowns of fixed maturity and convertible investments	155.9	35.9
Sales of common equity securities	767.5	59.9
Distributions and redemptions of other long-term investments	3.0	3.4
Funding from operational cash flows for discontinued operations	—	7.9
Transfer of proceeds from Symetra sale to Sirius Group	(559.8)	—
Purchases of other long-term investments	(10.9)	(6.5)
Purchases of common equity securities	(86.1)	(38.8)
Purchases of fixed maturity and convertible investments	(315.2)	(398.7)
Purchases of consolidated and unconsolidated subsidiaries, net of cash acquired	(8.1)	(2.4)
Net change in unsettled investment purchases and sales	44.3	74.0
Net acquisitions of property and equipment	(2.7)	(4.0)
Net cash provided from (used for) investing activities - continuing operations	139.8	(.2)
Net cash (used for) provided from investing activities - discontinued operations	35.0	36.0
Net cash provided from investing activities	174.8	35.8
Cash flows from financing activities:
Draw down of debt and revolving line of credit	107.0	4.5
Repayment of debt and revolving line of credit	(15.1)	(1.3)
Payments on capital lease obligation	(.5)	(1.3)
Cash dividends paid to the Company’s common shareholders	(5.4)	(6.0)
Cash dividends paid to OneBeacon Ltd.’s non-controlling common shareholders	(4.7)	(4.9)
Common shares repurchased	(166.9)	(4.3)
OneBeacon Ltd. common shares repurchased and retired	(11.5)	(1.7)
Distribution to non-controlling interest shareholders	—	(.7)
Contributions to discontinued operations	(3.0)	(3.0)
Payments of contingent consideration related to purchases of consolidated subsidiaries	(7.8)	—
Capital contributions from BAM members	6.7	4.6
Net cash used for financing activities - continuing operations	(101.2)	(14.1)
Net cash provided from financing activities - discontinued operations	2.4	1.8
Net cash used for financing activities	(98.8)	(12.3)
Effect of exchange rate changes on cash (excludes $4.2 and ($8.5) related to discontinued operations)	—	—
Net change in cash during the period - continuing operations	(3.1)	(57.7)
Cash balances at beginning of period (excludes restricted cash balances of $5.8 and $23.7 and discontinued operations cash balances of $143.9 and $111.5)	173.5	238.0
Cash balances at end of period (excludes restricted cash balances of $8.4 and $29.0 and discontinued operations cash balances of $134.8 and $126.5)	$170.4	$180.3
Supplemental cash flows information:
Interest paid	$(1.6)	$—
Net income tax refund from (payment to) national governments	$13.5	$(8.0)

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation
These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of White Mountains Insurance Group, Ltd. (the “Company” or the “Registrant”), its subsidiaries (collectively, with the Company, “White Mountains”) and other entities required to be consolidated under GAAP. The Company is an exempted Bermuda limited liability company whose principal businesses are conducted through its insurance and reinsurance subsidiaries and affiliates. The Company’s headquarters is located at 14 Wesley Street, Hamilton, Bermuda HM 11, its principal executive office is located at 80 South Main Street, Hanover, New Hampshire 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM 11.  White Mountains’s reportable segments are OneBeacon, HG Global/BAM and Other Operations.  As discussed further in Note 2, on April 18, 2016, White Mountains completed its sale of Sirius International Insurance Group, Ltd., and its subsidiaries (collectively, “Sirius Group”) to CM International Holding PTE Ltd. (“CMI”), the Singapore-based investment arm of China Minsheng Investment Corp., Ltd. (See Note 2 - “Significant Transactions”). Accordingly, for the quarter ended March 31, 2016, Sirius Group has been presented as discontinued operations in the statement of comprehensive income and its assets and liabilities have been classified as held of sale in the balance sheet. Prior year amounts have been reclassified to conform to the current period’s presentation. (See Note 17 - “Discontinued Operations”).
The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of property and casualty insurance companies (collectively, “OneBeacon”). OneBeacon is a specialty property and casualty insurance writer that offers a wide range of insurance products in the United States through independent agencies, regional and national brokers, wholesalers and managing general agencies. As of March 31, 2016 and December 31, 2015, White Mountains owned 76.1% and 75.5% of OneBeacon Ltd.’s outstanding common shares.
The HG Global/BAM segment consists of HG Global Ltd. (“HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”). BAM is a municipal bond insurer domiciled in New York that was established in 2012 to provide insurance on bonds issued to support essential U.S. public purposes such as schools, utilities, core governmental functions and existing transportation facilities. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of surplus notes issued by BAM (the “BAM Surplus Notes”). HG Global, through its wholly-owned subsidiary, HG Re Ltd. (“HG Re”), also provides 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. As of March 31, 2016 and December 31, 2015, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. White Mountains does not have an ownership interest in BAM, which is a mutual insurance company owned by its members. However, GAAP requires White Mountains to consolidate BAM’s results in its financial statements. BAM’s results are attributed to non-controlling interests.
White Mountains’s Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), White Mountains’s variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd. (“Life Re Bermuda”), which is in runoff with all of its contracts maturing by June 30, 2016, and its U.S.-based service provider, White Mountains Financial Services LLC (collectively, “WM Life Re”), and White Mountains’s ownership positions in Tranzact Holdings, LLC, QL Holdings, LLC (together with its subsidiaries “MediaAlpha”) and Wobi Insurance Agency Ltd. (“Wobi”). The Other Operations segment also includes Star & Shield Services LLC, Star & Shield Risk Management LLC (“SSRM”), and Star & Shield Claims Services LLC (collectively “Star & Shield”). Star & Shield provides management services for a fee to Star & Shield Insurance Exchange (“SSIE”), a reciprocal that is owned by its members, who are policyholders. As of March 31, 2016, White Mountains holds $21.0 million of surplus notes issued by SSIE (the “SSIE Surplus Notes”) but does not have an ownership interest in SSIE. However, because SSRM’s role as the attorney-in-fact to SSIE gives it the power to direct the significant economic activities of SSIE, White Mountains is required to consolidate SSIE in its GAAP financial statements. SSIE’s results do not affect White Mountains’s common shareholders’ equity as they are attributable to non-controlling interests.
All significant intercompany transactions have been eliminated in consolidation. Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation. These interim financial statements include all adjustments considered necessary by management to fairly present the financial position, results of operations and cash flows of White Mountains. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company’s 2015 Annual Report on Form 10-K.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Refer to the Company’s 2015 Annual Report on Form 10-K for a complete discussion regarding White Mountains’s significant accounting policies.

Recently Adopted Changes in Accounting Principles

Business Combinations - Measurement Period Adjustments
Effective January 1, 2016, White Mountains adopted ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires adjustments to provisional amounts recorded in connection with a business combination that are identified during the measurement period to be recorded in the reporting period in which the adjustment amounts are determined, rather than as retroactive adjustments to prior periods. White Mountains has not recognized any adjustments to estimated purchase accounting amounts for the year to date period ended March 31, 2016 and accordingly, there was no effect to White Mountains’s financial statements upon adoption.

Fair Value Measurements
On January 1, 2016, White Mountains adopted ASU 2015-07, Fair Value Measurement - Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (ASC 820), which eliminates the requirement to disclose the fair value hierarchy level for investments for which fair value is measured at net asset value using the practical expedient in ASC 820. White Mountains measures the fair value of its investments in hedge funds and private equity funds using this practical expedient. Upon adoption, these fair value measurements are no longer classified within the fair value hierarchy. Prior year amounts have been modified to conform to the current year’s disclosures.

Amendments to Consolidation Analysis
On January 1, 2016, White Mountains adopted ASU 2015-02, Amendments to the Consolidation Analysis (ASC 810) which amends the guidance for determining whether an entity is a variable interest entity (“VIE”). ASU 2015-02 eliminates the separate consolidation guidance for limited partnerships and, with it, the presumption that a general partner should consolidate a limited partnership. In addition, ASU 2015-02 changes the guidance for determining if fee arrangements qualify as variable interests and the effect fee arrangements have on the determination of the primary beneficiary. Adoption of ASU 2015-02 did not affect the consolidation analysis for any of White Mountains’s investments.

Share-Based Compensation Awards
On January 1, 2016, White Mountains adopted ASU 2014-12, Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASC 718). The new guidance requires that a performance target that affects vesting and that can be achieved after the requisite service period be treated as a performance condition. Compensation cost is to be recognized in the period when it becomes probable the performance target will be achieved in an amount equal to the compensation cost attributable to the periods for which service has been rendered. Adoption did not have a significant effect on White Mountains’s financial position, results of operations, cash flows, presentation or disclosures.

Debt Issuance Costs
On January 1, 2016, White Mountains adopted ASU 2015-03, Imputation of Interest (ASC 835), which requires debt issuance costs to be presented as a deduction from the carrying amount of the related debt, consistent with the treatment required for debt discounts. The new guidance requires amortization of debt issuance costs to be classified within interest expense and also requires disclosure to the debt’s effective interest rate. White Mountains has applied the guidance retrospectively and as a result has reclassified $1.9 million of unamortized debt issuance costs from other assets to debt as of December 31, 2015, reflecting these amounts as a reduction from the related debt, and has modified its disclosures to include the required effective interest rate on its debt. As of March 31, 2016, the unamortized debt issuance costs included in debt is $3.8 million.

Recently Issued Accounting Pronouncements

Short-Duration Contracts
On May 21, 2015, the FASB issued ASU 2015-09, Disclosures about Short Duration Contracts (ASC 944), which requires expanded footnote disclosures about loss and loss adjustment expense (“LAE”) reserves. Under the new guidance, some disclosures currently presented outside of White Mountains’s financial statements, such as loss development tables and a reconciliation of loss development data to the loss and LAE reserves reflected on the balance sheet, will become part of the financial statement footnotes. In addition, the loss development tables required to be presented under the new ASU must be presented on a disaggregated basis by accident year rather than by reporting year as currently presented. Some of the expanded disclosures are new requirements, such as the disclosure of reserves for losses incurred but not reported (“IBNR”) plus expected development on reported claims, which must be presented by accident year on a disaggregated basis. The new guidance also requires new disclosures about claim frequency data together with descriptions of the approach used to measure that data. Qualitative descriptions of methodologies and assumptions used to develop IBNR estimates must be presented together with the amounts of IBNR to which they relate, along with a discussion of any significant changes in methodology and assumptions and the related effect upon the loss reserves. The new guidance will be effective for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016 with retrospective restatement of prior periods required. White Mountains will modify its financial statement footnote disclosures to conform to the requirements of ASU 2015-09 upon adoption, including revisions to prior year’s disclosures.

Stock Compensation
On March 30, 2016, the Board issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASC 718) which is intended to simplify certain aspects of the accounting for share-based compensation. The new guidance provides an accounting policy election to account for forfeitures by either applying an assumption, as required under existing guidance, or by recognizing forfeitures when they actually occur. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. White Mountains does not expect a significant effect upon adoption.

Leases
On February 25, 2016, the FASB issued ASU 2016-02, Leases (ASC 842). The new guidance requires lessees to recognize lease assets and liabilities on the balance sheet for both operating and financing leases, with the exception of leases with an original term of 12 months or less. Under existing guidance recognition of lease assets and liabilities is not required for operating leases. The lease assets and liabilities to be recognized are both measured initially based on the present value of the lease payments. Under the new guidance, a sale-leaseback transaction must meet the recognition criteria under ASC 606, Revenues in order to be accounted for as sale. The new guidance is effective for White Mountains for years beginning after December 15, 2018, including interim periods therein. White Mountains is evaluating the expected impact of this new guidance and available adoption methods.

Financial Instruments - Recognition and Measurement
On January 5, 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASC 825-10). The new guidance requires all equity securities with readily determinable fair values to be measured at fair value with changes therein recognized through current period earnings. In addition, the new ASU requires a qualitative assessment for equity investments without readily determinable fair values to identify impairment, and for impaired equity security investments to be measured at fair value. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. White Mountains has taken the fair value election for its portfolio of equity security investments and, accordingly, does not expect the adoption of ASU 2016-01 to have a significant impact on its financial statements.

Revenue Recognition
On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606), which modifies the guidance for revenue recognition. The scope of the new ASU excludes insurance contracts but is applicable to certain fee arrangements, such as third party investment management fees charged by White Mountains Advisors as well as commissions and other non-insurance revenues. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (ASC 606), which delayed the effective date of ASU 2014-09 to annual and interim reporting periods beginning after December 15, 2017. White Mountains is in the process of evaluating the new guidance and has not yet determined the potential effect of adoption on its financial position, results of operations, or cash flows.

Note 2. Significant Transactions

Sale of Sirius Group
On April 18, 2016, White Mountains completed the sale of Sirius Group to CMI for approximately $2.6 billion. $161.8 million of this amount was used to purchase certain assets to be retained by White Mountains out of Sirius Group, including shares of OneBeacon. The amount paid at closing was based on an estimate of Sirius Group’s closing date tangible common shareholder’s equity. The purchase price will be adjusted upon determination of Sirius Group’s actual closing date tangible common shareholder’s equity.
Sirius Group’s results are reported as discontinued operations and assets and liabilities held for sale within White Mountains’s GAAP financial statements. Assets held for sale does not include White Mountains’s investment in OneBeacon and certain other investments were held in the Sirius Group legal entities as of March 31, 2016 and December 31, 2015. The value of these investments, net of related tax effects, is approximately $161.8 million and $686.2 million, of which $0 and $528.6 million was Symetra’s common shares, as of March 31, 2016 and December 31, 2015.
In connection with the transaction, White Mountains caused Sirius Group to purchase several industry loss warranty contracts to mitigate the potential impact of major events on Sirius Group’s balance sheet pending the close of the sale to CMI (the “ILW Covers”). The cost and potential economic benefit provided by the coverage under the ILW Covers inure to White Mountains. The majority of the contracts expire in May or June 2016. The following summarizes the ILW Covers:

Scope	Limit	Industry Loss Trigger
United States first event	$75.0 million	$40.0 billion
United States first event	$22.5 million	$50.0 billion
United States second event	$45.0 million	$15.0 billion
Japan first event (1)	$25.0 million	$12.5 billion
(1) ILW cover expired on March 31, 2016.

Symetra
On February 1, 2016, White Mountains sold its investment in Symetra for proceeds of $658.0 million, or $32.00 per share. (See Note 14 - “Investments in Unconsolidated Affiliates”).

OneBeacon Crop Business
On July 31, 2015, OneBeacon exited its multiple peril crop insurance (“MPCI”) and its related crop-hail business (collectively, “Crop Business”) as its exclusive managing general agency, Climate Crop Insurance Agency (“CCIA”), exited the business through a sale of the agency to an affiliate of AmTrust. As a result of the transaction, OneBeacon and CCIA agreed to an early termination of the existing five-year agreement. In connection with the termination of the agreement, OneBeacon received a payment of $3.0 million. Also related to the transaction, OneBeacon withdrew its 2016 Plan of Operations, which previously authorized it to write MPCI for the 2016 Reinsurance Year, and affiliates of AmTrust agreed to reinsure the Company’s remaining net Crop Business exposure for the 2015 Reinsurance Year under a related 100% quota share reinsurance agreement which, coupled with other transfer and assignment agreements as well as communications with policyholders and agents, had the effect of assumption reinsurance. As a result of this transaction, the Company has no material net exposure related to the Crop Business.

Tranzact
On October 10, 2014, White Mountains acquired majority ownership of Tranzact, a provider of comprehensive direct-to-consumer customer acquisition solutions for leading insurance carriers. White Mountains acquired 63.2% of Tranzact for a purchase price of $177.7 million, representing an enterprise value of $281.2 million. Immediately following the closing, Tranzact completed a recapitalization that allowed for the return of $44.2 million to White Mountains.
As of the acquisition date, White Mountains recognized total assets acquired related to Tranzact of $332.8 million, including $41.4 million of tangible assets, $145.1 million of goodwill, and $146.3 million of other intangible assets, and total liabilities assumed of $108.7 million at their estimated fair values. The liabilities assumed include a contingent consideration liability of $7.4 million associated with a prior acquisition by Tranzact. The contingent consideration is payable if earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) of the acquiree exceed amounts defined in the purchase agreement.
On September 1, 2015, Tranzact acquired 100.0% of the outstanding share capital of TruBridge, Inc. and TruBroker, LLC (collectively “TruBridge”) for a purchase price of $31.0 million. The purchase price is subject to an adjustment linked to the amount of marketing expense reimbursements expected to be received in 2016 and 2017. As of the acquisition date, Tranzact recognized total assets acquired of $54.5 million, which includes $18.7 million of goodwill and $28.1 million of other intangible assets, and total liabilities assumed of $4.3 million at their estimated fair values.
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

MediaAlpha
On March 14, 2014, White Mountains acquired 60% of the outstanding Class A common units of MediaAlpha. MediaAlpha is a California-based advertising technology company that develops programmatic platforms that bring transparency and efficiency to the buying and selling of insurance and other vertical-specific performance media (clicks, calls and leads). MediaAlpha’s exchange technology and sophisticated analytical tools facilitate transparent, real-time transactions between advertisers (buyers of advertising inventory) and publishers (sellers of advertising inventory).  MediaAlpha works with over 200 advertisers and 200 publishers across a number of insurance (auto, motorcycle, home, renter, health, and life) and non-insurance (travel, education) verticals.
White Mountains paid an initial purchase price of $28.1 million. The purchase price was subject to adjustment equal to 62.5% of the 2015 gross profit in excess of the 2013 gross profit. On February 26, 2016, White Mountains paid $7.8 million in settlement of the final purchase adjustment. After adjustment for the estimated contingent purchase price adjustment, White Mountains recognized total assets acquired related to MediaAlpha of $70.1 million, including $18.3 million of goodwill and $38.5 million of other intangible assets, and total liabilities assumed of $10.0 million, reflecting acquisition date fair values.
On January 15, 2016, MediaAlpha acquired certain assets from Oversee.net for a purchase price of $3.9 million. The majority of assets acquired, which are included in other intangible assets, consist of customer relationships, a customer contract, a non-compete agreement from the seller, domain names and technology.

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
During 2015, White Mountains purchased NIS 91.4 million (approximately $23.8 million based upon the foreign exchange spot rate at the dates of acquisition) of convertible preferred shares of Wobi. For both periods, March 31, 2016 and December 31, 2016, White Mountains’s ownership share was 96.1% on a fully converted basis.
During 2015, Wobi acquired Tnuva Finansit Ltd. (“Cashboard”) in two transactions for a total of NIS 35.9 million (approximately $8.9 million based upon the foreign exchange spot rate at the dates of acquisition). The acquisition of Cashboard accelerated Wobi’s development of its pension products comparison service. As of the acquisition date, Wobi recognized total assets acquired of $5.5 million, including $0.3 million of goodwill and $2.8 million of other intangible assets; and total liabilities assumed of $1.2 million at their estimated acquisition date fair values.

Star & Shield
On January 31, 2014, White Mountains acquired certain assets and liabilities of Star & Shield Holdings LLC, including SSRM, the attorney-in-fact for SSIE, for a purchase price of $1.8 million.
White Mountains owns $21.0 million of surplus notes issued by SSIE. Principal and interest on the surplus notes are payable to White Mountains only with approval from the Florida Office of Insurance Regulation.
SSIE is a Florida-domiciled reciprocal insurance exchange providing private passenger auto insurance to the public safety community and their families. SSIE is a variable interest entity (“VIE”). As a result of SSRM’s role as the attorney-in-fact to SSIE and the investment in SSIE’s Surplus Notes, White Mountains is required to consolidate SSIE. At March 31, 2016 and December 31, 2015, consolidated amounts included total assets of $13.3 million and $14.2 million and total liabilities of $29.4 million and $30.3 million, respectively, of SSIE. The surplus notes purchased by White Mountains and the corresponding liability included in SSIE’s liabilities are eliminated in consolidation. For the three months ended March 31, 2016 and 2015, SSIE had pre-tax losses of $0.1 million and $1.1 million that were recorded in net loss attributable to non-controlling interests.

Essentia Insurance Company
Effective January 1, 2013, OneBeacon completed the sale of Essentia Insurance Company (“Essentia”), an indirect wholly-owned subsidiary which wrote the collector cars and boats business, to Markel Corporation. During the first quarter of 2015, OneBeacon recognized in other revenues a $3.7 million negative adjustment to the pre-tax gain on sale of Essentia in connection with an assessment from the Michigan Catastrophic Claims Association payable to Markel Corporation pursuant to the indemnification provisions in the stock purchase agreement governing the sale of Essentia.

Note 3.  Loss and Loss Adjustment Expense Reserves

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activities of White Mountains’s insurance and reinsurance subsidiaries for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
Millions	2016	2015
Gross beginning balance	$1,395.8	$1,350.0
Less beginning reinsurance recoverable on unpaid losses	(186.5)	(161.7)
Net loss and LAE reserves	1,209.3	1,188.3

Loss and LAE incurred relating to:
Current year losses	161.2	169.8
Prior year losses	(0.1)	(1.9)
Total incurred losses and LAE	161.1	167.9

Loss and LAE paid relating to:
Current year losses	(23.1)	(23.3)
Prior year losses	(148.6)	(164.0)
Total loss and LAE payments	(171.7)	(187.3)

Net ending balance	1,198.7	1,168.9
Plus ending reinsurance recoverable on unpaid losses	150.9	141.7
Gross ending balance	$1,349.6	$1,310.6

Loss and LAE incurred relating to prior year losses for the three months ended March 31, 2016
For the three months ended March 31, 2016, White Mountains experienced net favorable loss reserve development of $0.1 million. During the three months ended March 31, 2016, OneBeacon experienced no net loss and LAE reserve development on prior accident year reserves, as favorable development from several businesses, including Technology and Accident, was offset by unfavorable development primarily in Healthcare. For the three months ended March 31, 2016, SSIE had net favorable loss reserve development of $0.1 million.

Loss and LAE incurred relating to prior year losses for the three months ended March 31, 2015
For the three months ended March 31, 2015, White Mountains experienced net favorable loss reserve development of $1.9 million. For the three months ended March 31, 2015, OneBeacon had net favorable loss reserve development of $1.8 million primarily attributable to favorable development from Crop resulting from the 2014 crop year and favorable development in several other businesses, including Ocean Marine, Technology, Government Risks, Surety and Specialty Property. This favorable development was mostly offset by unfavorable development in Entertainment driven by several claims and by losses within the Inland Marine business driven by a few large claims. For the three months ended March 31, 2015, SSIE had net favorable loss reserve development of $0.1 million.

Note 4. Third Party Reinsurance

In the normal course of business, White Mountains’s insurance subsidiaries may seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. White Mountains remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.

OneBeacon
At March 31, 2016, OneBeacon had $16.6 million and $150.4 million of reinsurance recoverables on paid and unpaid losses. At December 31, 2015, OneBeacon had $7.5 million and $186.0 million of reinsurance recoverables on paid and unpaid losses. Reinsurance contracts do not relieve OneBeacon of its obligation to its policyholders. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength and ratings of its reinsurers on an ongoing basis. Uncollectible amounts related to the ongoing specialty business historically have not been significant.
In the first quarter of 2016, OneBeacon entered into a 50% quota share reinsurance agreement related to its Financial Institutions business.

Note 5.  Investment Securities

White Mountains’s invested assets consist of investment securities and other long-term investments held for general investment purposes.  The portfolio of investment securities includes fixed maturity investments, short-term investments, common equity securities, and other-long term investments which are all classified as trading securities. Trading securities are reported at fair value as of the balance sheet date.  Realized and unrealized investment gains and losses on trading securities are reported in pre-tax revenues.
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
Realized investment gains and losses resulting from sales of investment securities are accounted for using the specific identification method.  Premiums and discounts on all fixed maturity investments are amortized or accreted to income over the anticipated life of the investment.  Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized or accreted cost, which approximated fair value as of March 31, 2016 and December 31, 2015.
Other long-term investments consist primarily of hedge funds, private equity funds, direct investments in privately held common and convertible securities and the OneBeacon surplus notes.

Net Investment Income
White Mountains’s net investment income is comprised primarily of interest income associated with White Mountains’s fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments.
Pre-tax net investment income for the three months ended March 31, 2016 and 2015 consisted of the following:

	Three Months Ended
	March 31,
Millions	2016	2015
Investment income:
Fixed maturity investments	$14.5	$12.5
Short-term investments	.2	—
Common equity securities	1.2	2.2
Other long-term investments	2.8	(.1)
Total investment income	18.7	14.6
Third-party investment expenses	(.8)	(2.0)
Net investment income, pre-tax	$17.9	$12.6

Net Realized and Unrealized Investment Gains (Losses)
Net realized and unrealized investment gains (losses) consisted of the following:

	Three Months Ended
	March 31,
Millions	2016	2015
Net realized investment gains, pre-tax	$256.8	$14.8
Net unrealized investment (losses) gains, pre-tax	(227.3)	10.2
Net realized and unrealized investment gains, pre-tax	29.5	25.0
Income tax expense attributable to net realized and unrealized investment gains	(8.5)	(7.1)
Net realized and unrealized investment gains, after tax	$21.0	$17.9

Net realized investment gains (losses)
Net realized investment gains (losses) for the three months ended March 31, 2016 and 2015 consisted of the following:

	Three Months Ended			Three Months Ended
	March 31, 2016			March 31, 2015
Millions	Net realized (losses) gains	Net foreign currency gains	Total net realized (losses) gains reflected in earnings	Net realized gains (losses)	Net foreign currency gains	Total net realized gains (losses) reflected in earnings
Fixed maturity investments	$(1.1)	$—	$(1.1)	$.5	$—	$.5
Short-term investments	—	—	—	—	—	—
Common equity securities	257.6	—	257.6	22.0	.5	22.5
Other long-term investments	.3	—	.3	(8.2)	—	(8.2)
Net realized investment gains, pre-tax	256.8	—	256.8	14.3	.5	14.8
Income tax expense attributable to net realized investment gains	(42.9)	—	(42.9)	(4.5)	—	(4.5)
Net realized investment gains, after tax	$213.9	$—	$213.9	$9.8	$.5	$10.3

Net unrealized investment gains (losses)
The following table summarizes net unrealized investment gains (losses) and changes in the carrying value of investments measured at fair value:

	Three Months Ended			Three Months Ended
	March 31, 2016			March 31, 2015
Millions	Net unrealized gains (losses)	Net foreign currency gains	Total net unrealized gains (losses) reflected in earnings	Net unrealized gains (losses)	Net foreign currency(losses)	Total net unrealized gains (losses) reflected in earnings
Fixed maturity investments	$21.7	$—	$21.7	$11.4	$—	$11.4
Short-term investments	—	—	—	—	—	—
Common equity securities	(249.8)	2.4	(247.4)	(2.8)	(4.0)	(6.8)
Other long-term investments	(2.0)	.4	(1.6)	6.6	(1.0)	5.6
Net unrealized investment (losses) gains, pre-tax	(230.1)	2.8	(227.3)	15.2	(5.0)	10.2
Income tax benefit (expense) attributable to net unrealized investment (losses) gains	34.4	—	34.4	(2.6)	—	(2.6)
Net unrealized investment (losses) gains, after tax	$(195.7)	$2.8	$(192.9)	$12.6	$(5.0)	$7.6

The following table summarizes the amount of total gains (losses) included in earnings attributable to unrealized investment gains (losses) for Level 3 investments for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
Millions	2016	2015
Fixed maturity investments	$.5	$.2
Common equity securities	—	(1.8)
Other long-term investments	1.1	5.7
Total unrealized investment gains, pre-tax - Level 3 investments	$1.6	$4.1

Investment Holdings
The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses, and carrying values of White Mountains’s fixed maturity investments as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$88.4	$.4	$—	$—	$88.8
Debt securities issued by corporations	899.0	12.5	(1.1)	—	910.4
Municipal obligations	264.3	4.6	(.2)	—	268.7
Mortgage-backed and asset-backed securities	1,259.9	5.1	(4.1)	—	1,260.9
Foreign government, agency and provincial obligations	1.0	.2	—	—	1.2
Preferred stocks	78.3	4.9	—	—	83.2
Total fixed maturity investments	$2,590.9	$27.7	$(5.4)	$—	$2,613.2

	December 31, 2015
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$160.4	$—	$(.4)	$—	$160.0
Debt securities issued by corporations	1,001.0	4.3	(5.3)	—	1,000.0
Municipal obligations	227.8	2.2	(1.2)	—	228.8
Mortgage-backed and asset-backed securities	1,170.6	2.0	(5.6)	—	1,167.0
Foreign government, agency and provincial obligations	1.0	.2	—	—	1.2
Preferred stocks	78.3	4.4	—	—	82.7
Total fixed maturity investments	$2,639.1	$13.1	$(12.5)	$—	$2,639.7

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses, and carrying values of White Mountains’s common equity securities and other long-term investments as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency (losses)	Carrying value
Common equity securities	$399.0	$52.9	$(8.9)	$—	$443.0
Other long-term investments	$312.3	$32.7	$(21.3)	$(1.9)	$321.8

	December 31, 2015
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency (losses)	Carrying value
Common equity securities	$822.5	$302.8	$(11.4)	$—	$1,113.9
Other long-term investments	$304.5	$32.0	$(18.4)	$(2.3)	$315.8

Other Long-term Investments
Other long-term investments consist of the following as of March 31, 2016 and December 31, 2015:

	Carrying Value at
Millions	March 31, 2016	December 31, 2015
Hedge funds and private equity funds, at fair value(1)	$131.3	$127.8
Private equity securities and limited liability companies, at fair value(1)	84.7	82.1
Surplus notes investments, at fair value(1)	51.8	51.5
Private convertible preferred securities(1)	32.9	32.7
Tax advantaged federal affordable housing development fund(2)	14.1	14.7
Partnership investments accounted for under the equity method	3.7	3.8
Other	3.3	3.2
Total other-long term investments	$321.8	$315.8
(1) See Fair Value Measurements by Level table.
(2) Fund accounted for using the proportional amortization method.

Hedge Funds and Private Equity Funds
White Mountains holds investments in hedge funds and private equity funds, which are included in other long-term investments. The fair value of these investments has been estimated using the net asset value of the funds. As of March 31, 2016, White Mountains held investments in 5 hedge funds and 23 private equity funds.  The largest investment in a single fund was $22.8 million as of March 31, 2016. The following table summarizes investments in hedge funds and private equity funds by investment objective and sector as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Hedge funds
Long/short equity REIT	$20.2	$—	$20.6	$—
Long/short banks and financial	12.6	—	12.8	—
Other	3.6	—	3.6	—
Total hedge funds	36.4	—	37.0	—

Private equity funds
Aerospace/Defense/Government	27.9	22.1	19.8	30.3
Manufacturing/Industrial	25.8	2.1	24.9	2.5
Energy infrastructure & services	18.0	3.3	20.7	3.4
Multi-sector	13.0	2.1	14.8	2.1
Private equity secondaries	3.9	2.1	4.4	2.1
Healthcare	3.8	.4	3.8	.4
Insurance	2.0	41.3	2.0	41.3
Real estate	.5	.1	.4	.1
Total private equity funds	94.9	73.5	90.8	82.2

Total hedge funds and private equity funds included in other long-term investments	$131.3	$73.5	$127.8	$82.2

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
The following summarizes the March 31, 2016 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Notice Period
Millions Redemption frequency	30-59 days notice	60-89 days notice	90-119 days notice	Total
Monthly	$—	$—	$—	$—
Quarterly	13.7	—	—	13.7
Semi-annual	—	20.2	—	20.2
Annual	—	—	2.5	2.5
Total	$13.7	$20.2	$2.5	$36.4

Certain of White Mountains’s hedge fund investments are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund’s underlying investments are liquidated.  As of March 31, 2016, distributions of $1.1 million were outstanding from these investments. The actual amount of the final distribution remittances remain subject to market fluctuations. The date at which such remittances will be received is not determinable as of March 31, 2016.
White Mountains has also submitted redemption requests for certain of its investments in active hedge funds.  As of March 31, 2016, redemptions of $2.5 million are outstanding that would be subject to market fluctuations. The date at which such redemptions will be received is not determinable as of March 31, 2016. Redemptions are recorded as receivables when the investment is no longer subject to market fluctuations.

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
As of March 31, 2016, investments in private equity funds were subject to lock-up periods as follows:

Millions	1-3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private Equity Funds — expected lock-up period remaining	$29.2	$3.9	$61.8	$—	$94.9

OneBeacon Surplus Notes
In the fourth quarter of 2014, in conjunction with the Runoff Transaction, OneBeacon provided financing in the form of surplus notes having a par value of $101.0 million, which had a fair value of $51.8 million and $51.5 million as of March 31, 2016 and December 31, 2015, respectively. The surplus notes, issued by one of the transferred entities, Bedivere (“Issuer”), were in the form of both seller priority and pari passu notes.
The internal valuation model used to estimate the fair value is based on discounted expected cash flows using information as of the measurement date. The estimated fair value of the surplus notes is sensitive to changes in treasury rates and public debt credit spreads, as well as changes in estimates with respect to other variables including a discount to reflect the private nature of the notes (and the related lack of liquidity), the credit quality of the notes and the timing, amount, and likelihood of interest and principal payments on the notes, which are subject to regulatory approval and therefore may vary from the contractual terms. An interest payment of $2.4 million was received in the three months ended March 31, 2016. OneBeacon has assumed for valuation purposes that subsequent interest payments will begin in year five (2020) and principal repayments begin on a graduated basis in year ten (2025) for the seller priority note and year fifteen (2030) for the pari passu note. Although these variables involve considerable judgment, the Company does not currently expect any resulting changes in the estimated value of the surplus notes to be material to its financial position.
Below is a table illustrating the valuation adjustments taken to arrive at estimated fair value of the surplus notes as of March 31, 2016 and December 31, 2015:

	Type of Surplus Note		Total as of March 31, 2016	Total as of December 31, 2015
Millions	Seller Priority	Pari Passu
Par Value	$57.9	$43.1	$101.0	$101.0
Fair value adjustments to reflect:
Current market rates on public debt and contract-based repayments(1)	(.5)	(14.2)	(14.7)	(15.1)
Regulatory approval (2)	(11.4)	(13.0)	(24.4)	(24.2)
Liquidity adjustment (3)	(7.8)	(2.3)	(10.1)	(10.2)
Total adjustments	(19.7)	(29.5)	(49.2)	(49.5)
Fair value	$38.2	$13.6	$51.8	$51.5

(1)
Represents the value of the surplus notes, at current market yields on comparable publicly traded debt, and assuming issuer is allowed to make principal and interest payments when its financial capacity is available, as measured by statutory capital in excess of a 250% RBC score.

(2)
Represents anticipated timing of securing regulatory approvals for interest and principal payments to reflect graduated changes in Issuer’s statutory surplus. The monetary impact of the anticipated timing is measured based on credit spreads of public securities with roughly equivalent percentages of discounted payments missed.

(3) Represents impact of liquidity spread to account for OneBeacon’s sole ownership of the surplus notes, lack of a trading market and ongoing regulatory approval risk.

Fair value measurements as of March 31, 2016
Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). Quoted prices in active markets for identical assets or liabilities have the highest priority (“Level 1”), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities (“Level 2”) and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”).
White Mountains used quoted market prices or other observable inputs to determine fair value for 89% of its investment portfolio as of March 31, 2016. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equity securities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs are primarily comprised of fixed maturity investments, which have been disaggregated into classes, including debt securities issued by corporations, municipal obligations, mortgage and asset-backed securities, foreign government, agency and provincial obligations and preferred stocks. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Investments valued using Level 2 inputs also include certain ETFs that track U.S. stock indices such as the S&P 500 but are traded on foreign exchanges and that management values using the fund’s published NAV to account for the difference in market close times. Level 3 fair value estimates based upon unobservable inputs include White Mountains’s investments in surplus notes, as well as certain investments in fixed maturity investments, common equity securities and other long-term investments where quoted market prices are unavailable or are not considered reasonable. Transfers between levels are based on investments held as of the beginning of the period.
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
White Mountains’s process to assess the reasonableness of the market prices obtained from the outside pricing sources covers substantially all of its fixed maturity investments and includes, but is not limited to, evaluation of model pricing methodologies, review of the pricing services’ quality control processes and procedures on at least an annual basis, comparison of market prices to prices obtained from different independent pricing vendors on at least a semi-annual basis, monthly analytical reviews of certain prices and review of assumptions utilized by the pricing service for selected measurements on an ad hoc basis throughout the year. White Mountains also performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price on an ad-hoc basis throughout the year. Prices provided by the pricing services that vary by more than 5% and $1.0 million from the expected price based on these procedures are considered outliers. Also considered outliers are prices that haven’t changed from period to period and prices that have trended unusually compared to market conditions. In circumstances where the results of White Mountains’s review process does not appear to support the market price provided by the pricing services, White Mountains challenges the price. If White Mountains cannot gain satisfactory evidence to support the challenged price, it relies upon its own pricing methodologies to estimate the fair value of the security in question.
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

Municipal obligations: The fair value of municipal obligations is determined from a pricing model that uses information from market makers, brokers-dealers, buy-side firms, and analysts along with general market information. Key inputs include benchmark yields, reported trades, issuer financial statements, material event notices and new issue data, as well as broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including type, coupon, credit quality ratings, duration, credit enhancements, geographic location and market research publications.

Foreign government, agency and provincial obligations: The fair value of foreign government, agency and provincial obligations is determined from an evaluated pricing model that uses feeds from data sources in each respective country, including active market makers and inter-dealer brokers. Key inputs include benchmark yields, reported trades, broker-dealer quotes, two-sided markets, benchmark securities, bids, offers, local exchange prices, foreign exchange rates and reference data including coupon, credit quality ratings, duration and market research publications.

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

Fair Value Measurements by Level
The following tables summarize White Mountains’s fair value measurements for investments as of March 31, 2016 and December 31, 2015 by level. The major security types were based on the legal form of the securities. White Mountains has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, foreign governments, municipalities or entities issuing mortgage-backed or asset-backed securities vary depending on the nature of the issuing entity type. White Mountains further disaggregates debt securities issued by corporations and equity securities by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, White Mountains has further disaggregated these asset classes into subclasses based on the similar sectors and industry classifications it uses to evaluate investment risk and performance against commonly used benchmarks, such as the Barclays Intermediate Aggregate and S&P 500 indices.

	March 31, 2016
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$88.8	$72.3	$16.5	$—

Debt securities issued by corporations:
Consumer	242.1	—	242.1	—
Financials	155.5	—	155.5	—
Industrial	135.1	—	135.1	—
Health Care	124.7	—	124.7	—
Energy	69.3	—	69.3	—
Utilities	57.2	—	57.2	—
Technology	57.1	—	57.1	—
Communications	43.3	—	43.3	—
Materials	26.1	—	26.1	—
Other	—	—	—	—
Total debt securities issued by corporations	910.4	—	910.4	—

Mortgage-backed and asset-backed securities	1,260.9	—	1,260.9	—
Municipal obligations	268.7	—	268.7	—
Foreign government, agency and provincial obligations	1.2	.6	.6	—
Preferred stocks	83.2	—	12.7	70.5
Total fixed maturity investments	2,613.2	72.9	2,469.8	70.5

Short-term investments	261.7	261.7	—	—

Common equity securities:
Exchange traded funds (1)	130.5	109.0	21.5	—
Consumer	73.1	73.1		—
Technology	47.8	47.8	—	—
Health Care	39.0	39.0	—	—
Communications	34.9	34.9	—	—
Industrial	30.0	30.0	—	—
Financials	12.9	12.9	—	—
Other	74.8	—	74.8	—
Total common equity securities	443.0	346.7	96.3	—

Other long-term investments (2)(3)	172.7	—	—	172.7
Total investments	$3,490.6	$681.3	$2,566.1	$243.2
(1) ETFs traded on foreign exchanges are priced using the fund's published NAV to account for the difference in market close times and are therefore designated a level 2 measurement.
(2) Excludes carrying value of $3.7 associated with other long-term investment limited partnerships accounted for using the equity method. Excludes carrying value of $14.1 associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.
(3) Excludes carrying value of $131.3 associated with hedge funds and private equity funds for which fair value is measured at net asset value using the practical expedient.

	December 31, 2015
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$160.0	$133.4	$26.6	$—

Debt securities issued by corporations:
Consumer	253.3	—	253.3	—
Financials	175.9	—	175.9	—
Health Care	151.3	—	151.3	—
Industrial	135.6	—	135.6	—
Energy	82.0	—	82.0	—
Utilities	61.5	—	61.5	—
Technology	60.0	—	60.0	—
Communications	49.2	—	49.2	—
Materials	31.2	—	31.2	—
Other	—	—	—	—
Total debt securities issued by corporations	1,000.0	—	1,000.0	—

Mortgage-backed and asset-backed securities	1,167.0	—	1,167.0	—
Municipal obligations	228.8	—	228.8	—
Foreign government, agency and provincial obligations	1.2	.6	.6	—
Preferred stocks	82.7	—	12.7	70.0
Total fixed maturity investments	2,639.7	134.0	2,435.7	70.0

Short-term investments	211.3	211.3	—	—

Common equity securities:
Exchange traded funds(1)	141.8	120.5	21.3	—
Financials	694.7	694.7	—	—
Consumer	70.0	70.0	—	—
Communications	43.7	43.7	—	—
Health Care	35.7	35.7	—	—
Technology	27.0	27.0	—	—
Industrial	26.6	26.6	—	—
Other	74.4	—	74.4	—
Total common equity securities	1,113.9	1,018.2	95.7	—

Other long-term investments (2)(3)	169.5	—	—	169.5
Total investments	$4,134.4	$1,363.5	$2,531.4	$239.5
(1) ETFs traded on foreign exchanges are priced using the fund's published NAV to account for the difference in market close times and are therefore designated a level 2 measurement.
(2) Excludes carrying value of $3.8 associated with other long-term investment limited partnerships accounted for using the equity method. Excludes carrying value of $14.7 associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.
(3) Excludes carrying value of $127.8 associated with hedge funds and private equity funds for which fair value is measured at net asset value using the practical expedient.

Debt securities issued by corporations
The following table summarizes the ratings of debt securities issued by corporations held in White Mountains’s investment portfolio as of March 31, 2016 and December 31, 2015:

	Fair Value at
Millions	March 31, 2016	December 31, 2015
AAA	$9.4	$—
AA	107.4	95.2
A	364.2	397.7
BBB	429.4	507.1
Other	—	—
Debt securities issued by corporations(1)	$910.4	$1,000.0
(1) Credit ratings are assigned based on the following hierarchy: 1) Standard & Poor’s and 2) Moody’s.

Mortgage-backed and Asset-backed Securities
White Mountains purchases commercial mortgage-backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”) with the goal of maximizing risk adjusted returns in the context of a diversified portfolio. White Mountains considers sub-prime mortgage-backed securities as those that have underlying loan pools that exhibit weak credit characteristics, or those that are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., White Mountains considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics).
White Mountains categorizes mortgage-backed securities as “non-prime” (also called “Alt A” or “A-”) if they are backed by collateral that has overall credit quality between prime and sub-prime based on White Mountains’s review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. White Mountains’s non-agency RMBS portfolio is generally moderate-term and structurally senior. White Mountains does not own any collateralized loan obligations. White Mountains does not own any collateralized debt obligations, with the exception of $36.0 million of non-agency residential mortgage resecuritization tranches, each a senior tranche in its own right and each collateralized by a single earlier vintage Super Senior or Senior non-agency residential mortgage backed security.

	March 31, 2016			December 31, 2015
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
GNMA	$275.0	$275.0	$—	$265.5	$265.5	$—
FNMA	45.0	45.0	—	42.2	42.2	—
FHLMC	22.1	22.1	—	22.8	22.8	—
Total Agency(1)	342.1	342.1	—	330.5	330.5	—
Non-agency:
Residential	132.3	132.3	—	133.2	133.2	—
Commercial	128.8	128.8	—	140.4	140.4	—
Total Non-agency	261.1	261.1	—	273.6	273.6	—

Total mortgage-backed securities	603.2	603.2	—	604.1	604.1	—
Other asset-backed securities:
Credit card receivables	281.6	281.6	—	217.7	217.7	—
Vehicle receivables	290.8	290.8	—	269.7	269.7	—
Other	85.3	85.3	—	75.5	75.5	—
Total other asset-backed securities	657.7	657.7	—	562.9	562.9	—
Total mortgage and asset-backed securities	$1,260.9	$1,260.9	$—	$1,167.0	$1,167.0	$—
(1)  Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities
The security issuance years of White Mountains’s investments in non-agency RMBS and non-agency CMBS securities as of March 31, 2016 are as follows:

				Security Issuance Year
Millions	Fair Value	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Non-agency RMBS	$132.3	$23.3	$8.1	$3.6	$—	$3.4	$—	$13.1	$12.6	$9.3	$13.2	$45.7	$—
Non-agency CMBS	128.8	—	—	—	—	—	—	5.2	—	18.3	15.4	44.8	45.1
Total	$261.1	$23.3	$8.1	$3.6	$—	$3.4	$—	$18.3	$12.6	$27.6	$28.6	$90.5	$45.1

Non-agency Residential Mortgage-backed Securities
The classification of the underlying collateral quality and the tranche levels of White Mountains’s non-agency RMBS securities are as follows as of March 31, 2016:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate (3)
Prime	$124.8	$63.1	$61.7	$—
Non-prime	7.5	—	7.5	—
Sub-prime	—	—	—	—
Total	$132.3	$63.1	$69.2	$—
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

Non-agency Commercial Mortgage-backed Securities
White Mountains’s non-agency CMBS portfolio is generally short-term and structurally subordinate, with more than 25 points of subordination on average for both fixed rate CMBS and floating rate CMBS as of March 31, 2016. In general, subordination represents the percentage principal loss on the underlying collateral that would be absorbed by other securities lower in the capital structure before the more senior security incurs a loss.  As of March 31, 2016, on average less than 1% of the underlying loans were reported as non-performing for all non-agency CMBS held by White Mountains.
The amount of fixed and floating rate securities and their tranche levels of White Mountains’s non-agency CMBS securities are as follows as of March 31, 2016:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate (3)
Fixed rate CMBS	$96.1	$8.8	$46.0	$41.3
Floating rate CMBS	32.7	—	—	32.7
Total	$128.8	$8.8	$46.0	$74.0
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

Rollforward of Fair Value Measurements by Level
 White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturity investments, common equity securities, and other long-term investments as of March 31, 2016 and 2015 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.
The following tables summarize the changes in White Mountains’s fair value measurements by level for the three months ended March 31, 2016 and 2015:

			Level 3 Investments
Millions	Level 1 investments	Level 2 investments	Fixed maturity investments	Common equity securities	Other long-term investments	Hedge Funds and Private Equity Funds measured at NAV(3)	Total
Balance at January 1, 2016	$1,152.2	$2,531.4	$70.0	$—	$169.5	$127.8	$4,050.9	(1)(2)
Total realized and unrealized gains (losses)	11.3	19.1	.5	—	1.1	(2.4)	29.6
Amortization/Accretion	—	(4.2)	—	—	—	—	(4.2)
Purchases	109.0	292.4	—	—	2.1	8.9	412.4
Sales	(852.9)	(272.6)	—	—	—	(3.0)	(1,128.5)
Transfers in	—	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—	—
Balance at March 31, 2016	$419.6	$2,566.1	$70.5	$—	$172.7	$131.3	$3,360.2	(1)(2)
(1)  Excludes carrying value of $3.8 and $3.7 at January 1, 2016 and March 31, 2016 associated with other long-term investments accounted for using the equity method. Excludes carrying value of $14.7 and $14.1 January 1, 2016 and March 31, 2016 associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.
(2)  Excludes carrying value of $211.3 and $ 261.7 at January 1, 2016 and March 31, 2016 associated with short-term investments.
(3) Investments for which fair value is measured at net asset value using the practical expedient are no longer classified within the fair value hierarchy. See
Note 1.

			Level 3 Investments
Millions	Level 1 investments	Level 2 investments	Fixed maturity investments	Common equity securities	Other long-term investments	Hedge Funds and Private Equity Funds measured at NAV(4)	Total
Balance at January 1, 2015	$550.6	$2,372.9	$76.4	$39.5	$110.6	$193.6	$3,343.6	(1)(2)
Total realized and unrealized gains (losses)	10.0	16.9	.2	1.8	(6.2)	3.2	25.9	(3)
Amortization/Accretion	—	(4.6)	—	—	—	—	(4.6)
Purchases	94.1	317.4	29.7	—	1.4	5.2	447.8
Sales	(117.7)	(326.9)	—	(9.3)	(3.0)	(.5)	(457.4)
Transfers in	—	5.2	—	—	—	—	5.2
Transfers out	—	—	(5.2)	—	—	—	(5.2)
Balance at March 31, 2015	$537.0	$2,380.9	$101.1	$32.0	$102.8	$201.5	$3,355.3	(1)(2)
(1) Excludes carrying value of $5.2 and $3.8 at January 1, 2015 and March 31, 2015 associated with other long-term investment limited partnerships accounted for using the equity method. Excludes carrying value of $16.8 and $16.2 at January 1, 2015 and March 31, 2015 associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.
(2) Excludes carrying value of $376.8 and $453.7 at January 1, 2015 and March 31, 2015 associated with short-term investments.
(3) Excludes $0.8 realized and unrealized losses associated with the Prospector Offshore Fund consolidation of investment-related liabilities.
(4) Investments for which fair value is measured at net asset value using the practical expedient are no longer classified within the fair value hierarchy. See
Note 1.

Fair Value Measurements — transfers between levels - Three-month period ended March 31, 2016 and 2015
During the first three months of 2016, there were no fixed maturity investments classified as Level 3 measurements in the prior period that were transferred to Level 2 measurements.
During the first three months of 2015, one fixed maturity investment classified as Level 3 measurement in the prior period was transferred to Level 2 measurement because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available at March 31, 2015. These measurements comprise “Transfers out” of Level 3 and “Transfers in” to Level 2 of $5.2 million for the period ended March 31, 2015.

Significant Unobservable Inputs
The following summarizes significant unobservable inputs used in estimating the fair value of investment securities classified within Level 3 as of March 31, 2016 and December 31, 2015. The fair value of investments in hedge funds and private equity funds are estimated using the net asset value of the funds.

Description	March 31, 2016
$ in millions, except share price	Rating(2)	Valuation Technique(s)	Fair Value(3)	Unobservable Input
Preferred Stock(1)	NR	Discounted cash flow	$70.5	Discount yield	-	8.07%
Private equity security(1)	NR	Share price of most recent transaction	$21.0	Share price	-	$1.00
Private equity security(1)	NR	Share price of most recent transaction	$33.8	Share price	-	$1.03
Private equity security(1)	NR	Share price of most recent transaction	$3.2	Share price	-	$2.52
Convertible preferred security(1)	NR	Multiple of EBITDA	$5.9	EBITDA multiple	-	6.00
Convertible preferred security(1)	NR	Share price of most recent transaction	$27.0	Share price	-	$3.83
Private equity security(1)	NR	Option pricing method	$10.0
				Time until expiration	-	4 years
			Volatility/Standard deviation		-	60.0%
			Risk free rate		-	1.15%
Surplus notes:	NR
- Seller priority		Discounted cash flow	$38.2	Discount rate(4)	-	12.5%
			Timing of interest payments(6)		-	5 years
			Timing of principal payments(6)		-	10 years
- Pari passu		Discounted cash flow	$13.6	Discount rate(5)	-	22.5%
			Timing of interest payments(6)		-	5 years
			Timing of principal payments(6)		-	15 years
(1) As of March 31, 2016, each asset type consists of one security.
(2) Credit ratings are assigned based on the following hierarchy: 1) Standard and Poor's and 2) Moody’s.
(3) Includes the unrealized gains and losses associated with foreign currency; foreign currency effects based on observable inputs.
(4) Stochastic modeling supporting the fair value estimation indicates that the average percentage of discounted payments missed on the seller priority note is roughly equivalent to that of a conventional debt security with a credit rating of ‘B’. The corresponding credit spread increased by an additional 250 bps to reflect both a liquidity discount for a private debt instrument and regulatory payment approval uncertainty, was added to the treasury rate to determine the discount rate for the seller priority note.
(5) Stochastic modeling supporting the fair value estimation indicates that the average percentage of discounted payments missed on the pari passu note is roughly equivalent to that of a conventional debt security with a credit rating of ‘CCC’. The corresponding credit spread increased by an additional 250 bps to reflect both a liquidity discount for a private debt instrument and regulatory payment approval uncertainty, was added to the treasury rate to determine the discount rate for the seller priority note.
(6) OneBeacon has assumed for valuation purposes that subsequent interest payments will begin in year five (2020) and principal repayments begin on a graduated basis in year ten (2025) for the seller priority note and year fifteen (2030) for the pari passu note.

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
On January 15, 2016, MediaAlpha acquired certain assets from Oversee.net for a purchase price of $3.9 million. The majority of assets acquired, which are included in other intangible assets, consists of customer relationships, a customer contract, a non-compete agreement from the seller, domain names and technology.
During 2015, Wobi acquired Cashboard in two transactions for a total of NIS 35.9 million (approximately $8.9 million based upon the foreign exchange spot rate at the dates of acquisition), representing a controlling financial interest. As of the acquisition date, Wobi recognized total assets acquired of $5.5 million, including $0.3 million of goodwill and $2.8 million of other intangible assets, and total liabilities assumed of $1.2 million at their estimated fair values.
The following table shows the change in goodwill and other intangible assets:

	Three Months Ended March 31,
Millions	2016		2015
	Goodwill	Other intangible assets	Goodwill	Other intangible assets
Beginning balance	$187.9	$187.8	$168.9	$182.3
Acquisitions of businesses	—	—	.3	2.8
Acquisitions of intangible assets	—	3.9	—	—
Amortization, including foreign currency translation	—	(8.1)	—	(6.9)
Ending balance	$187.9	$183.6	$169.2	$178.2

Note 7.  Debt

White Mountains’s debt outstanding as of March 31, 2016 and December 31, 2015 consisted of the following:

Millions	March 31, 2016	Effective Rate (1)	December 31, 2015	Effective Rate (1)
WTM Bank Facility	$150.0	N/A	$50.0	N/A
OBH Senior Notes, at face value	275.0	4.7%	275.0	4.7%
Unamortized original issue discount and debt issuance costs	(2.1)		(2.1)
OBH Senior Notes, carrying value	272.9		272.9
OneBeacon Bank Facility	—	N/A	—	N/A
Tranzact Bank Facility	94.1	6.0%	104.7	5.6%
Unamortized issuance cost	(1.6)		(1.8)
Tranzact Bank Facility, carrying value	92.5		102.9
MediaAlpha Bank Facility	17.5	6.4%	15.0	5.5%
Unamortized issuance cost	(.3)		(.3)
MediaAlpha Bank Facility, carrying value	17.2		14.7
Total debt	$532.6		$440.5
 (1) Effective rate considers the effect of the debt issuance costs.

WTM Bank Facility
On August 14, 2013, White Mountains entered into a revolving credit facility with a syndicate of lenders administered by Wells Fargo Bank, N.A., which has a total commitment of $425.0 million and has a maturity date of August 14, 2018 (the “WTM Bank Facility”). During the three months ended March 31, 2016, White Mountains borrowed $100.0 million under the WTM Bank Facility at a blended interest rate of 3.90%. As of March 31, 2016, the WTM Bank Facility had an outstanding balance of $150.0 million.
The WTM Bank Facility contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards.

OneBeacon Bank Facility
On September 29, 2015, OneBeacon Ltd. and OneBeacon U.S. Holdings, Inc. (“OBH”), as co-borrowers and co-guarantors, entered into a revolving credit facility administered by U.S. Bank N.A. with BMO Harris Bank N.A. as an additional lender, which has a total commitment of $65.0 million and has a maturity date of September 29, 2019 (the “OneBeacon Bank Facility”).  As of March 31, 2016, the OneBeacon Bank Facility was undrawn.
The OneBeacon Bank Facility contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards.

Tranzact Bank Facility
On October 10, 2014, Tranzact entered into a secured credit facility with a syndicate of lenders administered by the PrivateBank and Trust Company that has a maturity date of October 10, 2019 (the “Tranzact Bank Facility”). During 2015, Tranzact amended the Tranzact Bank Facility, which now has a total commitment of $116.0 million, consisting of a $101.0 million term loan facility and a $15.0 million revolving loan facility. The amendment increased the term loan facility by $31.0 million, the proceeds of which were used by Tranzact to finance the acquisition of TruBridge. During the three months ended March 31, 2016, Tranzact also borrowed $4.5 million and repaid $12.5 million under the revolving loan facility. During the three months ended March 31, 2016, Tranzact repaid a total of $2.6 million under the term loan portion. As of March 31, 2016, the total amount outstanding under the Tranzact Bank Facility was $94.1 million. Tranzact has entered into an interest rate swap agreement to effectively fix the rate it pays on $70.0 million of the $101.0 million term loan. (See Note 9 - “Derivatives“)
The Tranzact Bank Facility, which is secured by intellectual property and the common stock of Tranzact’s subsidiaries, contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings, including a minimum fixed charge coverage ratio and a maximum leverage ratio.

MediaAlpha Bank Facility
On July 23, 2015, MediaAlpha entered into a secured credit facility with Opus Bank, which has a total commitment of $20.0 million and has a maturity date of July 23, 2019 (the “MediaAlpha Bank Facility”).  The MediaAlpha Bank Facility consists of a $15.0 million term loan facility, which was fully drawn as of March 31, 2016, and a revolving loan facility for an additional $5.0 million, which has an outstanding balance of $2.5 million as of March 31, 2016. During the three months ended March 31, 2016, MediaAlpha borrowed $2.5 million under the revolving loan facility. The MediaAlpha Bank Facility carries a variable interest rate that is based on the Prime Rate, as published by the Wall Street Journal.
The MediaAlpha Bank Facility is secured by intellectual property and the common stock of MediaAlpha’s subsidiaries, and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a maximum leverage ratio.

Compliance
At March 31, 2016, White Mountains was in compliance with all of the covenants under all of its debt facilities.

Note 8.  Income Taxes

The Company and its Bermuda domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. In the event there is a change in the current law such that taxes are imposed, the Company and its Bermuda domiciled subsidiaries would be exempt from such tax until March 31, 2035, pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966. The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate.  The jurisdictions in which the Company’s consolidated subsidiaries and branches are subject to tax are Barbados, Germany, Gibraltar, Israel, Luxembourg, the Netherlands, Peru, Sweden, Switzerland, the United Kingdom and the United States.
White Mountains’s income tax benefit related to pre-tax income from continuing operations for the three months ended March 31, 2016, represented a net effective tax rate of (75.7)%. As noted below, the effective tax rate for the three months ended March 31, 2016 was impacted by a $12.8 million tax benefit on the settlement of the 2007-2009 IRS exam. Without the tax benefit on the settlement of the 2007-2009 IRS exam there would have been tax expense, which would have resulted in a net effective tax rate that is approximately the same as the U.S. statutory rate of 35%.
White Mountains’s effective tax rate for the three months ended March 31, 2015 was not meaningful as pre-tax income was near break-even.
In arriving at the effective tax rate for the three months ended March 31, 2016 and 2015, White Mountains forecasted all income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2016 and 2015.
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
With few exceptions, White Mountains is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2010.
On January 19, 2016, White Mountains received Form 870-AD (Offer to Waive Restrictions on Assessment and Collection Tax Deficiency and to Accept Overassessment) from the IRS Appeals Office relating to the examination of tax years 2007, 2008 and 2009 for certain U.S. Subsidiaries of OneBeacon. All disputed items have now been agreed to and resolved with the Joint Committee on Taxation. As the receipt of the Form 870-AD described above represents formal settlement, OneBeacon recorded a tax benefit of $12.8 million in the first quarter of 2016 related to tax years 2007, 2008 and 2009.
On September 5, 2013, the IRS commenced an examination of the income tax returns for 2010, 2011 and 2012 for certain U.S. subsidiaries of OneBeacon. On March 22, 2016, White Mountains received Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2010, 2011 and 2012. The estimated total overpayment is $6.0 million. However, $4.7 million of the adjustments relate to items for which the expense deduction has been disallowed in an earlier period, but deductibility will occur in a year being examined. Because of the impact of deferred tax accounting, other than interest and penalties, the allowance of the deduction in the exam period would not affect the effective tax rate. White Mountains does not expect the resolution of this examination to result in a material change to its financial position, results of operations and cash flows.
On December 18, 2014, the IRS commenced an examination of the 2012 income tax return for Guilford Holdings, Inc. and subsidiaries. White Mountains does not expect the resolution of this examination to result in a material change to its financial position, results of operations and cash flows.

Note 9. Derivatives

Variable Annuity Reinsurance
White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. At March 31, 2016 and December 31, 2015, the total guarantee value was approximately ¥21.2 billion ($188.9 million at exchange rates on that date) and ¥50.7 billion (approximately $421.1 million at exchange rates on that date), respectively. The collective account values of the underlying variable annuities were approximately 107% and 109% of the guarantee value at March 31, 2016 and December 31, 2015.  During the second quarter of 2015, the variable annuity contracts reinsured by WM Life Re began to mature and will fully runoff by June 30, 2016.
The following table summarizes the pre-tax operating results of WM Life Re for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,
Millions	2016	2015
Fees, included in other revenue	$1.0	$3.0
Change in fair value of variable annuity liability, included in other revenue	(.4)	.4
Change in fair value of derivatives, included in other revenue	(1.7)	(5.5)
Foreign exchange, included in other revenue	.9	(1.1)
Other investment income and (losses) gains	—	—
Total revenue	(.2)	(3.2)
Change in fair value of variable annuity death benefit liabilities, included in other general and administrative expenses	—	—
Death benefit claims paid, included in general and administrative expenses	(.1)	—
General and administrative expenses	(.8)	(1.4)
Pre-tax income (loss)	$(1.1)	$(4.6)

The following summarizes realized and unrealized derivative gains (losses) recognized in other revenue for the three months ended March 31, 2016 and 2015 and the carrying values, included in other assets, at March 31, 2016 and December 31, 2015 by type of instrument:

	Gains (losses)		Carrying Value
	Three Months Ended		As of
	March 31,		March 31, 2016	December 31, 2015
Millions	2016	2015
Fixed income/interest rate	$1.8	$9.3	$(.4)	$.5
Foreign exchange	(4.2)	(12.1)	12.5	14.8
Equity	.7	(2.7)	1.0	4.8
Total	$(1.7)	$(5.5)	$13.1	$20.1

The following tables summarize the changes in White Mountains’s variable annuity reinsurance liabilities and derivative instruments for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
	Variable Annuity Assets (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total
Beginning of period	$.3	$2.7	$16.5	$.9	$20.1
Purchases	—	—	—	—	—
Realized and unrealized gains (losses)	(.4)	1.2	1.1	(4.0)	(1.7)
Transfers in	—	—	—	—	—
Sales/settlements	—	(1.3)	(7.3)	3.3	(5.3)
End of period	$(.1)	$2.6	$10.3	$.2	$13.1

	Three Months Ended March 31, 2015
	Variable Annuity Assets	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total
Beginning of period	$.7	$18.9	$33.8	$3.7	$56.4
Purchases	—	—	—	—	—
Realized and unrealized gains (losses)	.4	(.6)	(6.5)	1.6	(5.5)
Transfers in	—	—	—	—	—
Sales/settlements	—	(1.3)	3.9	(6.5)	(3.9)
End of period	$1.1	$17.0	$31.2	$(1.2)	$47.0
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

In addition to derivative instruments, WM Life Re held cash and fixed maturity investments posted as collateral to its variable annuity reinsurance counterparties.  The total collateral includes the following:

Millions	March 31, 2016	December 31, 2015	March 31, 2015
Cash	$8.4	$5.8	$29.0
Fixed maturity investments	—	—	4.5
Total	$8.4	$5.8	$33.5

Collateral in the form of fixed maturity securities consists of Government of Japan Bonds, which are recorded at fair value. Collateral in the form of short-term investments consists of money-market instruments, carried at amortized cost, which approximates fair value.
All of White Mountains’s variable annuity reinsurance liabilities were classified as Level 3 measurements at March 31, 2016 and 2015. The fair value of White Mountains’s variable annuity reinsurance liabilities are estimated using actuarial and capital market assumptions related to the projected discounted cash flows over the term of the reinsurance agreement. Actuarial assumptions regarding future policyholder behavior, including surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimates. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as the variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value estimates. Generally, the liabilities associated with these guarantees increase with declines in the equity markets, interest rates and currencies against the Japanese yen, as well as with increases in market volatilities. White Mountains uses derivative instruments, including put options, interest rate swaps, total return swaps on bond and equity indices and forwards and futures contracts on major equity indices, currency pairs and government bonds, to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. The types of inputs used to estimate the fair value of these derivative instruments, with the exception of actuarial assumptions regarding policyholder behavior and risk margins, are generally the same as those used to estimate the fair value of variable annuity liabilities.

The following summarizes quantitative information about significant unobservable inputs associated with the fair value estimates for variable annuity reinsurance liabilities and derivative instruments that have been classified as Level 3 measurements:

($ in Millions)	March 31, 2016
Description	Fair Value	Valuation Technique(s)	Unobservable Input	Range			Weighted Average
Variable annuity benefit guarantee liabilities	$(.1)	Discounted cash flows	Surrenders
			0-1 year	0.1%	-	40.0%	40.0%
			Mortality	0.0%	-	6.4%	1.1%
			Foreign exchange volatilities
			0-1 year	12.0%	-	18.4%	13.5%
			Index volatilities
			0-1 year	25.5%	-	28.8%	26.2%
Foreign exchange options	$1.1	Counterparty valuations, adjusted for unwind quote discount	Adjustment to counterparty valuations	(4.3)%	-	(7.3)%	(5.9)%

Equity index options	$1.5	Counterparty valuations, adjusted for unwind quote discount	Adjustment to counterparty valuations	(0.6)%	-	(5.7)%	(5.6)%

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
In the case of exchange traded instruments, WM Life Re has exposure to credit risk for amounts uncollateralized by margin balances. WM Life Re has entered into master netting agreements with certain of its counterparties whereby the collateral provided (held) is calculated on a net basis. The following summarizes amounts offset under master netting agreements:

	March 31, 2016			December 31, 2015
Millions	Gross asset amounts before offsets (1)	Gross liability amounts offset under master netting arrangements	Net amounts recognized in Other Assets	Gross asset amounts before offsets (1)	Gross liability amounts offset under master netting arrangements	Net amounts recognized in Other Assets
Interest rate contracts
OTC	$2.2	$(2.5)	$(.3)	$2.4	$(2.1)	$.3
Exchange traded	—	—	—	.1	(.1)	—
Foreign exchange contracts
OTC	12.7	—	12.7	15.0	—	15.0
Exchange traded	—	(.1)	(.1)	.1	(.3)	(.2)
Equity contracts
OTC	1.5	(.9)	.6	4.4	(.6)	3.8
Exchange traded	.3	(.1)	.2	1.2	—	1.2
Total(2)	$16.7	$(3.6)	$13.1	$23.2	$(3.1)	$20.1
(1) Amount equal to fair value of instrument as recognized in other assets
(2) All derivative instruments held by WM Life Re are subject to master netting arrangements.

The following summarizes the value, collateral held or provided by WM Life Re and net exposure to credit losses on OTC and exchange traded derivative instruments by counterparty recorded within other assets:

	March 31, 2016
Millions	Net amount of assets reflected in Balance Sheet	Collateral provided to counterparty - Cash	Collateral provided to counter-party - Financial Instruments	Net amount of exposure after effect of collateral provided	Excess collateral provided to counter-party- Cash	Excess collateral provided - Financial Instruments	Counter-party collateral held by WMLife Re - Cash	Net amount of exposure to counter-party	Standard & Poor's Rating(1)
Bank of America	$1.4	$—	$—	$1.4	$—	$—	$—	$1.4	A
JP Morgan	6.5	—	—	6.5	—	—	5.4	1.1	A	+
Citigroup - OTC	5.0	—	—	5.0	—	—	.5	4.5	A
Citigroup - Exchange Traded	.2	—	—	.2	7.9	—	—	8.1	A
Total	$13.1	$—	$—	$13.1	$7.9	$—	$5.9	$15.1

	December 31, 2015
Millions	Net amount of assets reflected in Balance Sheet	Collateral provided to counter-party - Cash	Collateral provided to counter-party - Financial Instruments	Net amount of exposure after effect of collateral provided	Excess collateral provided to counter-party- Cash	Excess collateral provided - Financial Instruments	Counter-party collateral held by WMLife Re- Cash	Net amount of exposure to counter-party	Standard & Poor's Rating(1)
Bank of America	$.7	$—	$—	$.7	$—	$—	$—	$.7	A
JP Morgan	8.5	—	—	8.5	—	—	5.5	3.0	A	+
Citigroup - OTC	9.9	—	—	9.9	—	—	1.4	8.5	A
Citigroup - Exchange Traded	1.0	—	—	1.0	5.8	—	—	6.8	A
Total	$20.1	$—	$—	$20.1	$5.8	$—	$6.9	$19.0
(1) Standard & Poor’s ratings as detailed above are: “A+” (Strong, which is the fifth highest of twenty-three creditworthiness ratings), “A” (Strong, which is the sixth highest of twenty-three creditworthiness ratings), “A-” (Strong, which is the seventh highest of twenty-three creditworthiness ratings) and
“BBB+” (Adequate, which is the eighth highest of twenty-three creditworthiness ratings).

Tranzact Interest Rate Swap
Tranzact has a $101.0 million term loan facility that carries a variable rate equal to the U.S. dollar LIBOR rate, plus an applicable margin. At March 31, 2016, the variable interest rate on the term loan was 4.94%, including a margin over LIBOR of 4.50%. Effective October 10, 2014, to effectively fix the rate it pays on this term loan, Tranzact entered into an interest rate swap agreement with an initial notional amount of $70.0 million. The notional amount decreases over the term of the swap by amounts equivalent to scheduled principal repayments made on Tranzact’s term loan. Under the terms of the swap agreement, Tranzact pays a fixed rate of 1.34% and receives a variable rate, which is reset monthly, based on the then-current U.S. dollar LIBOR rate. The variable rate received by Tranzact under the swap agreement was 0.15% at inception and 0.439% at March 31, 2016. The total current effective rate on Tranzact’s debt was 6.28% at March 31, 2016.
The swap is measured at fair value with changes therein recognized within other revenues and is accounted for as a non-hedge derivative instrument. As of March 31, 2016, the estimated fair value of the swap was $(0.8) million. There are no collateral arrangements associated with the swap.

Note 10. Municipal Bond Guarantee Insurance

In 2012, HG Global was capitalized with $594.5 million from White Mountains and $14.5 million from non-controlling interests to fund BAM, a newly formed mutual municipal bond insurer. As of March 31, 2016, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of BAM Surplus Notes. Through HG Re, which had statutory capital of $467.2 million at March 31, 2016, HG Global provides first loss reinsurance protection for policies underwritten by BAM of up to 15% of par outstanding, on a per policy basis. HG Re’s obligations to BAM are collateralized in trusts, and there is an aggregate loss limit that is equal to the total assets in the collateral trusts at any point in time.
For the three months ended March 31, 2016, HG Global had pre-tax income of $7.3 million, which included $4.5 million of interest income on the BAM Surplus Notes. For the three months ended March 31, 2015, HG Global had pre-tax income of $5.5 million, which included $4.0 million of interest income on the BAM Surplus Notes.
For the three months ended March 31, 2016 and 2015, White Mountains reported pre-tax losses of $7.6 million and $8.8 million on BAM that were recorded in net loss attributable to non-controlling interests, which included $4.5 million and $4.0 million of interest expense on the BAM Surplus Notes.
Effective January 1, 2014, HG Global and BAM agreed to change the interest rate on the BAM Surplus Notes for the five years ending December 31, 2018 from a fixed rate of 8% to a variable rate equal to the one-year U.S. treasury rate plus 300 basis points, set annually, which is 3.54% and 3.15% for 2016 and 2015. Prior to the end of 2018, BAM has the option to extend the variable rate period for an additional three years.  At the end of the variable rate period, the interest rate will be fixed at the higher of the then current variable rate or 8%. BAM is required to seek regulatory approval to pay interest and principal on its surplus notes only when adequate capital resources have accumulated beyond BAM’s initial capitalization and a level that continues to support its outstanding obligations, business plan and ratings.
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
The following table provides a schedule of BAM’s insured obligations:

	March 31, 2016	December 31, 2015
Contracts outstanding	3,422	3,103.0
Remaining weighted average contract period outstanding (in years)	12.7	12.8
Contractual debt service outstanding (in millions):
Principal	$24,641.6	$22,556.0
Interest	12,711.9	11,984.4
Total debt service outstanding	$37,353.5	$34,540.4

Gross unearned insurance premiums	$55.8	$50.2

Note 11. Earnings Per Share

Basic earnings per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities. Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding. The following table outlines the Company’s computation of earnings per share from continuing operations for the three months ended March 31, 2016 and 2015. (See Note 17 - “Discontinued Operations”).

	Three Months Ended
	March 31,
	2016	2015
Basic and diluted earnings per share numerators (in millions):
Net income from continuing operations attributable to White Mountains’s common shareholders	$13.9	$10.5
Allocation of income for unvested restricted common shares	(.1)	(.1)
Dividends declared on participating restricted common shares(1)	(.1)	(.1)
Total allocation to restricted common shares	(.2)	(.2)
Net income attributable to White Mountains’s common shareholders, net of restricted common share amounts	$13.7	$10.3
Undistributed net earnings (in millions):
Net income attributable to White Mountains’s common shareholders, net of restricted common share amounts	$13.7	$10.3
Dividends declared net of restricted common share amounts(1)	(5.9)	(5.9)
Total undistributed net earnings, net of restricted common share amounts	$7.8	$4.4
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	5,539.6	5,978.4
Average unvested restricted shares(2)	(54.0)	(58.8)
Basic earnings per share denominator	5,485.6	5,919.6
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	5,540.5	5,978.4
Average unvested restricted common shares(2)	(54.0)	(58.8)
Average outstanding dilutive options to acquire common shares(3)	—	—
Diluted earnings per share denominator	5,486.5	5,919.6
Basic earnings per share (in dollars):
Net income attributable to White Mountains’s common shareholders	$2.51	$1.76
Dividends declared and paid	(1.00)	(1.00)
Undistributed earnings	$1.51	$.76
Diluted earnings per share (in dollars):
Net income attributable to White Mountains’s common shareholders	$2.51	$1.76
Dividends declared and paid	(1.00)	(1.00)
Undistributed earnings	$1.51	$.76
(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(2) Restricted shares outstanding vest either in equal annual installments or upon a stated date. (See Note 15 - “Employee Share-Based Compensation Plans”).
(3) The diluted earnings per share denominator for the three months ended March 31, 2016 includes the impact of 125,000 common shares issuable upon exercise of the non-qualified options outstanding, which results in 882 incremental shares outstanding over the period. The incremental shares had an effect on diluted earning per share of less than $0.01. The diluted earnings per share denominator for the three months ended March 31, 2015 does not include the impact of 125,000 common shares issuable upon exercise of the non-qualified options outstanding as they were anti-dilutive to the calculation.

Note 12. Non-controlling Interests

The following table details the balance of non-controlling interests included in White Mountains’s total equity and the related percentage of each consolidated entity’s total equity owned by non-controlling shareholders as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
$ in millions	Non-controlling Percentage	Non-controlling Equity	Non-controlling Percentage	Non-controlling Equity
OneBeacon Ltd.	23.9%	$243.4	24.5%	$245.6
SIG Preference Shares	100.0	250.0	100.0	250.0

Other, excluding mutuals and reciprocals
HG Global	3.1	17.2	3.1	17.1
MediaAlpha	40.0	14.2	40.0	14.4
Tranzact	36.8	79.7	36.8	79.4
Wobi	3.9	.5	3.9	.6
Dewar	30.1	3.2	19.0	3.7
Total other, excluding mutuals and reciprocals		114.8		115.2

Mutuals and reciprocals
BAM	100.0	(140.7)	100.0	(140.0)
SSIE	100.0	(16.1)	100.0	(16.0)
Total non-controlling interests		$451.4		$454.8

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
Significant intercompany transactions among White Mountains’s segments have been eliminated herein. Financial information for White Mountains’s segments follows:

		HG Global/BAM
Millions	OneBeacon	HG	BAM(1)	Other Operations		Total
Three Months Ended March 31, 2016
Earned insurance premiums	$278.6	$.9	$.3	$2.3		$282.1
Net investment income	14.4	.5	1.6	1.4		17.9
Net investment income (loss) - surplus note interest	—	4.5	(4.5)	—		—
Net realized and unrealized investment gains	16.6	2.1	4.9	5.9		29.5
Other revenue	.9	—	.1	96.6	(2)	97.6
Total revenues	310.5	8.0	2.4	106.2		427.1
Losses and LAE	158.8	—	—	2.3		161.1
Insurance acquisition expenses	51.0	.2	.7	.8		52.7
Other underwriting expenses	55.3	—	.1	—		55.4
General and administrative expenses	3.6	.5	9.2	119.1	(3)	132.4
Amortization of intangible assets	.3	—	—	7.8		8.1
Interest expense	3.3	—	—	2.6		5.9
Total expenses	272.3	.7	10.0	132.6		415.6
Pre-tax (loss) income	$38.2	$7.3	$(7.6)	$(26.4)		$11.5

		HG Global/BAM
Millions	OneBeacon	HG	BAM(1)	Other Operations		Total
Three Months Ended March 31, 2015
Earned insurance premiums	$286.6	$.5	$.2	$2.0		$289.3
Net investment income	10.5	.4	1.0	.7		12.6
Net investment income (loss) - surplus note interest	—	4.0	(4.0)	—		—
Net realized and unrealized investment losses	14.2	1.1	3.0	6.7		25.0
Other (loss) revenue	(3.1)	—	.1	67.9	(2)	64.9
Total revenues	308.2	6.0	.3	77.3		391.8
Losses and LAE	165.9	—	—	2.0		167.9
Insurance acquisition expenses	51.0	.1	.8	1.1		53.0
Other underwriting expenses	55.9	—	.1	—		56.0
General and administrative expenses	3.8	.4	8.2	90.8	(3)	103.2
Amortization of intangible assets	.3	—	—	6.6		6.9
Interest expense	3.2	—	—	1.1		4.3
Total expenses	280.1	.5	9.1	101.6		391.3
Pre-tax income (loss)	$28.1	$5.5	$(8.8)	$(24.3)		$.5

(1)
BAM manages its affairs on a statutory accounting basis. BAM’s statutory surplus includes surplus notes and is not reduced by accruals of interest expense on the surplus notes. BAM’s statutory surplus is reduced only after a payment of principal or interest has been approved by the New York Department of Financial Services.

(2) Includes $57.8 from Tranzact and $32.7 from MediaAlpha for the quarter ended March 31, 2016. and $37.5 from Tranzact and $29.7 from MediaAlpha for the year ended March 31, 2015.
(3) Includes $48.4 from Tranzact and $30.5 from MediaAlpha for the quarter ended March 31, 2016, and $34.9 from Tranzact and $27.7 from MediaAlpha for the year ended March 31, 2015.

Note 14. Investments in Unconsolidated Affiliates

White Mountains’s investments in unconsolidated affiliates represent investments in other companies in which White Mountains has a significant voting and economic interest but does not control the entity.

Symetra
In August 2015, Symetra announced it had entered into a definitive merger agreement with Sumitomo Life pursuant to which Sumitomo Life would acquire all of the outstanding shares of Symetra. Following the announcement and Symetra shareholders’ November 5, 2015 meeting to approve the transaction, White Mountains relinquished its representation on Symetra’s board of directors. As a result, White Mountains changed its accounting for Symetra common shares from the equity method to fair value as of December 31, 2015. During the fourth quarter of 2015, White Mountains recognized $258.8 million ($241.1 million after tax) of unrealized investment gains through net income, representing the difference between the carrying value of Symetra common shares under the equity method at the date of change and fair value at December 31, 2015. On February 1, 2016, Symetra closed its definitive merger agreement with Sumitomo Life and White Mountains received proceeds of $658.0 million, or $32.00 per common share. White Mountains recognized $4.7 million in pre-tax net investment gains associated with Symetra in the first quarter of 2016.
During the three months ended March 31, 2015, White Mountains received cash dividends from Symetra of $2.2 million, which were accounted for as a reduction of White Mountains’s investment in Symetra in accordance with equity method accounting.

As of December 31, 2011, White Mountains concluded that its investment in Symetra common shares was other-than-temporarily impaired and wrote down the GAAP book value of the investment to its estimated fair value of or $15 per share.  This impairment, as well as the effect of Symetra capital transactions, resulted in a basis difference between the GAAP carrying value of White Mountains’s investment in Symetra common shares under the equity method and the amount derived by multiplying the percentage of White Mountains common share ownership by Symetra’s total GAAP equity. As of March 31, 2015, the pre-tax unamortized basis difference was $165.7 million, of which $35.1 million is attributable to equity in earnings of unconsolidated affiliates and $130.6 million is attributable to equity in net unrealized gains of unconsolidated affiliates. The pre-tax basis difference was amortized over a 30-year period, based on estimated future cash flows associated with Symetra’s underlying assets and liabilities to which the basis differences was attributed. White Mountains recognized the amortization of the basis difference through equity in earnings of unconsolidated affiliates and equity in net unrealized gains (losses) from investments in unconsolidated affiliates consistent with the original attribution of the basis differences between equity in earnings and equity in net unrealized gains (losses). For the three months ended March 31, 2015, White Mountains recognized after-tax amortization of $0.7 million through equity in earnings of unconsolidated affiliates and $2.8 million through equity in net unrealized gains from investments in unconsolidated affiliates.
The following table summarizes amounts recorded by White Mountains under the equity method relating to its investment in Symetra for the three months ended March 31, 2015:

Three Months Ended
Millions	March 31, 2015
Equity method carrying value of investment in Symetra as of December 31, 2014	$411.4
Equity in earnings (1)(2)	7.2
Equity in net unrealized gains from Symetra’s fixed maturity portfolio (3)	30.9
Dividends received	(2.2)
Equity method carrying value of investment in Symetra as of March 31, 2015(4)	$447.3
(1) Equity in earnings excludes tax expense of $0.4.
(2) Equity in earnings includes $0.7 increase relating to the pre-tax amortization of the Symetra common share basis difference.
(3) Net unrealized gains includes $2.9 increase relating to the pre-tax amortization of the Symetra common share basis difference.
(4) Includes White Mountains’s equity in net unrealized gains from Symetra’s fixed maturity portfolio of $68.4 as of March 31, 2015, which excludes tax expense of $4.6.
Hamer
On May 27, 2015, White Mountains sold its interest in Hamer LLC, which resulted in a gain of $20.0 million recorded in other revenue. White Mountains recorded equity in earnings relating to Hamer of $0.5 million for the three months ended March 31, 2015.

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

Share-Based Compensation Based on White Mountains Common Shares

WTM Performance Shares
Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Awards generally vest at the end of a three-year period, are subject to the attainment of pre-specified performance goals, and are valued based on the market value of common shares at the time awards are paid.  The following table summarizes performance share activity for the three months ended March 31, 2016 and 2015 for performance shares granted under the WTM Incentive Plan:

	Three Months Ended March 31,
	2016		2015
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	96,211	$58.2	113,198	$44.4
Shares paid or expired(1)	—	—	(34,001)	(24.9)
New grants	16,215	—	29,078	—
Assumed forfeitures and cancellations(2)	(1,186)	(.6)	123.5
Expense recognized	—	14.2	—	5.7
End of period(3)	111,240	$71.8	108,398	$25.7
(1) WTM performance share payments in 2016 for the 2013-2015 performance cycle, which were paid in April 2016, ranged from 140% to 142% of target.  WTM performance share payments in 2015 for the 2012-2014 performance cycle ranged from 88% to 131.5% of target.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.
(3) Outstanding performance share awards as of March 31, 2016 and 2015 both exclude 7,998 performance share awards, net of assumed forfeitures, granted to employees of Sirius Group, which is accounted for as discontinued operations.

For the 2012-2014 performance cycle, all performance shares earned were settled in cash. If the outstanding WTM performance shares had vested on March 31, 2016, the total additional compensation cost to be recognized would have been $35.2 million, based on accrual factors at March 31, 2016 (common share price and payout assumptions).

Performance Shares granted under the WTM Incentive Plan
The following table summarizes performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan at March 31, 2016 for each performance cycle:

Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2016 – 2018	16,215	$1.0
2015 – 2017	29,428	12.8
2014 – 2016	32,157	18.7
2013 – 2015	36,293	41.1
Sub-total	114,093	73.6
Assumed forfeitures	(2,853)	(1.8)
Total at March 31, 2016	111,240	$71.8

Restricted Shares
The following table summarizes the unrecognized compensation cost associated with the outstanding restricted share awards for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	70,675	$15.7	83,314	$14.3
Issued	21,215	16.3	22,890	15.2
Vested	(24,620)	—	(35,079)	—
Forfeited	(800)	.2	—	—
Expense recognized	—	(3.0)	—	(3.0)
End of period (1)	66,470	$29.2	71,125	$26.5
(1)  Outstanding restricted share awards as of March 31, 2016 and 2015 include 2,512 and 3,572 restricted shares issued to employees of Sirius Group, which is accounted for as discontinued operations.

During the first three months of 2016, White Mountains issued 21,215 restricted shares that vest on January 1, 2019. During the first three months of 2015, White Mountains issued 22,890 restricted shares that vest on January 1, 2018. The unrecognized compensation cost at March 31, 2016 is expected to be recognized ratably over the remaining vesting periods.

Share-Based Compensation Based on OneBeacon Ltd. Common Shares

The OneBeacon Long-Term Incentive Plan (the “OneBeacon Incentive Plan”) provides for grants to key employees of OneBeacon various types of share-based and non share-based incentive awards.  OneBeacon’s share-based incentive awards include OneBeacon performance shares and restricted shares.

OneBeacon Performance Shares
OneBeacon performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash.  OneBeacon performance share awards generally vest at the end of a three-year period, are subject to the attainment of pre-specified performance goals, and are valued based on the market value of OneBeacon Ltd. common shares at the time awards are paid.  The following table summarizes performance share activity for the three months ended March 31, 2016 and 2015 for OneBeacon performance shares granted under the OneBeacon Incentive Plan:

	Three Months Ended March 31,
	2016		2015
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	449,435	$1.4	517,470	$3.4
Shares paid or expired(1)	(167,300)	(.7)	(181,290)	(1.5)
New grants	163,150	—	154,887	—
Assumed forfeitures and cancellations(2)	(4,079)	—	(28,920)	—
Expense recognized	—	.4	—	.2
End of period	441,206	$1.1	462,147	$2.1
(1) OneBeacon performance share payments in 2016 for the 2013-2015 performance cycle were at 24.3% of target. OneBeacon performance share payments in 2015 for the 2012-2014 performance cycle were at 45.7% of target.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.

If the outstanding OneBeacon performance shares had been vested on March 31, 2016, the total additional compensation cost to be recognized would have been $3.1 million, based on accrual factors at March 31, 2016 (common share price, accumulated dividends and payout assumptions).

The following table summarizes OneBeacon performance shares outstanding awarded under the OneBeacon Incentive Plan at March 31, 2016 for each performance cycle:

Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2016 – 2018	163,150	$.1
2015 – 2017	146,659.8
2014 – 2016	142,710.2
Sub-total	452,519	1.1
Assumed forfeitures	(11,313)	—
Total at March 31, 2016	441,206	$1.1

OneBeacon Restricted Shares
 The following table summarizes the unrecognized compensation cost associated with the outstanding OneBeacon restricted stock awards for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	382,722	$2.5	612,500	$3.5
Issued	170,650	2.3	75,950	1.1
Vested	(157,500)	—	(296,000)	—
Forfeited	—	—	(1,500)	—
Expense recognized	—	(.5)	—	(.6)
End of period	395,872	$4.3	390,950	$4.0

On February 24, 2016, OneBeacon issued 170,650 restricted shares, of which 92,500 restricted shares vest on February 24, 2018 and 78,150 vest on January 1, 2019. On February 24, 2015, OneBeacon issued 75,950 restricted shares that vest on January 1, 2018.
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
The unrecognized compensation cost at March 31, 2016 is expected to be recognized ratably over the remaining vesting periods.

OneBeacon Restricted Stock Units
During the first quarter of 2016, the OneBeacon Compensation Committee awarded to certain employees 222,449 restricted stock units (“RSUs”) that are scheduled to vest on January 1, 2019 and will be paid out in cash or shares at the discretion of the OneBeacon Compensation Committee. During the first quarter of 2015, the OneBeacon Compensation Committee awarded to certain employees 207,848 RSU that are scheduled to vest on January 1, 2018, of which, net of forfeiture assumptions, 198,928 were outstanding as of March 31, 2016. For the three months ended March 31, 2016 and 2015, the expense associated with the RSUs was $0.4 million and $0.1 million.

Note 16. Fair Value of Financial Instruments

White Mountains accounts for its financial instruments at fair value with the exception of the OBH Senior Notes, the Tranzact Bank Facility and MediaAlpha Bank Facility, which are recorded as debt at face value less unamortized original issue discount.
The following table summarizes the fair value and carrying value of these financial instruments as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
OBH Senior Notes	$278.0	$272.9	$276.4	$272.9
Tranzact Bank Facility	92.8	92.4	102.8	102.9
MediaAlpha Bank Facility	15.1	17.2	15.0	14.7

The fair value estimate for the OBH Senior Notes has been determined using quoted market prices. The OBH Senior Notes are considered a Level 2 measurement based on the closing market price at the end of the first quarter of 2016.
The fair value estimate for the Tranzact Bank Facility and MediaAlpha Bank Facility have been determined based on a discounted cash flows approach and is considered to be a Level 3 measurement.

Note 17. Discontinued Operations

Sirius Group
On April 18, 2016, White Mountains completed the sale of Sirius Group to CMI for approximately $2.6 billion. $161.8 million of this amount was used to purchase certain assets to be retained by White Mountains out of Sirius Group, including shares of OneBeacon. The amount paid at closing was based on an estimate of Sirius Group’s closing date tangible common shareholder’s equity. The purchase price will be adjusted upon determination of Sirius Group’s actual closing date tangible common shareholder’s equity.
As of March 31, 2016, Sirius Group’s results are reported as discontinued operations and assets and liabilities held for sale within White Mountains’s GAAP financial statements. Assets held for sale does not include White Mountains’s investment in OneBeacon and certain other investments that are in the Sirius Group legal entities as of March 31, 2016. As of March 31, 2016 and December 31, 2015, the value of these investments, net of related tax effects, is $161.8 million and $686.2 million, of which $528.6 million as of December 31, 2015 is related to Symetra. Net income (loss) from discontinued operations does not include White Mountains’s net investment income and realized and unrealized investment gains and losses associated with these investments. For the three months ended March 31, 2016, $4.1 million of net investment income and realized and unrealized investment gains and losses, net of related tax effects, that are included in the Sirius Group legal entities have been excluded from net income (loss) from discontinued operations. For the three months ended March 31, 2015, $0.3 million of net investment income and realized and unrealized investment gains and losses, net of related tax effects, that had been previously included in the Sirius Group legal entities have been excluded from net income (loss) from discontinued operations.

OneBeacon Runoff
The loss from discontinued operations, net of tax, of $0.1 million for the three months ended March 31, 2015, was the result of post-closing expenses incurred in connection with the Runoff Business, which was completed in December of 2014.

Esurance
For the three months ended March 31, 2015, White Mountains recorded a net gain from the sale of discontinued operations of $8.0 million, which primarily related to an installment payment from Allstate for the favorable development on loss reserves. (See Note 18 - “Contingencies”).

Summary of Reclassified Balances and Related Items

Net Assets Held for Sale
The following summarizes the assets and liabilities associated with the business classified as held for sale, which all relate to Sirius Group:

Millions	March 31, 2016	December 31, 2015
Assets held for sale
Fixed maturity investments, at fair value	$2,758.3	$2,374.0
Short-term	534.5	352.0
Common equities	214.3	174.4
Other	61.3	72.2
Total investments	3,568.4	2,972.6
Cash	134.8	143.9
Reinsurance recoverable on unpaid losses	286.2	283.1
Reinsurance recoverable on paid losses	11.1	10.2
Insurance premiums receivable	483.3	323.6
Deferred acquisition costs	91.6	74.6
Deferred tax asset	291.2	303.1
Ceded unearned insurance and reinsurance premiums	134.7	87.7
Accounts receivable on unsettled investment sales	9.8	29.0
Goodwill and intangible assets	10.2	10.2
Other assets	194.2	169.0
Total assets held for sale	$5,215.5	$4,407.0
Liabilities held for sale
Loss and loss adjustment expense reserves	$1,649.5	$1,644.4
Unearned insurance premiums	501.3	342.2
Debt	403.6	403.5
Deferred tax liability	278.5	263.6
Accrued incentive compensation	43.1	63.2
Ceded reinsurance payable	132.4	67.1
Funds held under reinsurance treaties	57.0	52.9
Accounts payable on unsettled investment purchases	5.4	—
Other liabilities	50.3	47.1
Total liabilities held for sale	3,121.1	2,884.0
Net assets held for sale	$2,094.4	$1,523.0

Net Income from Discontinued Operations
The following summarizes the results of operations, including related income taxes associated with the business classified as discontinued operations. The results of Sirius Group up to but not including the closing date of the transaction inures to White Mountains.

	Three Months Ended			Three Months Ended
	March 31, 2016			March 31, 2015
Millions	Sirius Group	Other Disc Ops	Total	Sirius Group	Other Disc Ops	Total
Revenues
Earned insurance premiums	$202.4	$—	$202.4	$205.0	$—	$205.0
Net investment income	12.2	—	12.2	9.0	—	9.0
Net realized and unrealized (losses) gains	(8.8)	—	(8.8)	78.4	—	78.4
Other revenue	(4.1)	—	(4.1)	(27.4)	—	(27.4)
Total revenues	201.7	—	201.7	265.0	—	265.0
Expenses
Loss and loss adjustment expenses	113.7	—	113.7	97.5	—	97.5
Insurance and reinsurance acquisition expenses	48.4	—	48.4	42.6	—	42.6
Other underwriting expenses	26.7	—	26.7	25.5	—	25.5
General and administrative expenses	8.1	—	8.1	6.3	—	6.3
Interest expense	6.6	—	6.6	6.8	—	6.8
Total expenses	203.5	—	203.5	178.7	—	178.7
Pre-tax (loss) income	(1.8)	—	(1.8)	86.3	—	86.3
Income tax benefit (expense)	.9	—	.9	(20.4)	—	(20.4)
Net (loss) income from discontinued operations	(.9)	—	(.9)	65.9	—	65.9
Net losses from sales of discontinued operations - OneBeacon	—	—	—	—	(.1)	(.1)
Net gain from sales of discontinued operations - Esurance	—	—	—	—	8.0	8.0
Total (loss) income from discontinued operations	$(.9)	$—	$(.9)	$65.9	$7.9	$73.8
Change in foreign currency translation and other from discontinued operations	$37.2	$—	$37.2	$(87.6)	$—	$(87.6)
Comprehensive income (loss) from discontinued operations	$36.3	$—	$36.3	$(21.7)	$7.9	$(13.8)

Net Change in Cash from Discontinued Operations
The following summarizes the net change in cash, including income tax (payment to) refund from national governments and interest paid associated with the business classified as discontinued operations:

	Three Months Ended
	March 31,
(Millions)	2016	2015
Net cash provided from operations	$(50.7)	$(14.3)
Net cash provided from investing activities	35.0	36.0
Net cash used for financing activities	2.4	1.8
Effect of exchange rate changes on cash	4.2	(8.5)
Net change in cash during the period	(9.1)	15.0
Cash balances at beginning of period	143.9	111.5
Cash balances at end of period	$134.8	$126.5
Supplemental cash flows information:
Interest paid	$—	$(12.8)
Net income tax payment to national governments	$(36.4)	$(7.0)

Earnings Per Share
Basic earnings per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities.  Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding. The following table outlines the computation of earnings per share for discontinued operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Basic and diluted earnings per share numerators (in millions):
Net income attributable to White Mountains’s common shareholders	$(.9)	$73.8
Allocation of income for participating unvested restricted common shares(1)	—	(.7)
Net income attributable to White Mountains’s common shareholders, net of restricted common share amounts (2)	$(.9)	$73.1
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	5,539.6	5,978.4
Average unvested restricted common shares(3)	(54.0)	(58.8)
Basic earnings per share denominator	5,485.6	5,919.6
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period	5,540.5	5,978.4
Average unvested restricted common shares(3)	(54.0)	(58.8)
Average outstanding dilutive options to acquire common shares(4)	—	—
Diluted earnings per share denominator	5,486.5	5,919.6
Basic and diluted earnings per share (in dollars):	$(.17)	$12.33
(1) Restricted shares issued by White Mountains contain dividend participation features, and therefore, are considered participating securities.
(2) Net earnings attributable to White Mountains’s common shareholders, net of restricted share amounts, is equal to undistributed earnings for the three months ended March 31, 2016 and 2015.
(3) Restricted common shares outstanding vest either in equal annual installments or upon a stated date. (See Note 15 - “Employee Share-Based Compensation Plans”).
(4) The diluted earnings per share denominator for the three months ended March 31, 2016 includes the impact of 125,000 common shares issuable upon exercise of the non-qualified options outstanding, which results in 882 incremental shares outstanding over the period. The incremental shares had an effect on diluted earning per share of less than $0.01 per share. The diluted earnings per share denominator for the three months ended March 31, 2015 does not include the impact of 125,000 common shares issuable upon exercise of the non-qualified options outstanding as they are anti-dilutive to the calculation.

Fair Value of Financial Instruments
The SIG Senior Notes are recorded as debt at face value less unamortized original issue discount, and the SIG Preference Shares are recorded as non-controlling interest at face value.
The following table summarizes the fair value and carrying value of these financial instruments as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
SIG Senior Notes	$409.0	$399.9	$410.0	$399.8
SIG Preference Shares	247.5	250.0	255.0	250.0

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
The Interest Rate Cap does not qualify for hedge accounting. It is recorded in other assets at fair value. Changes in fair value are recognized within other revenue. Collateral held is recorded within short-term investments with an equal amount recognized as a liability to return collateral. The fair value of the Interest Rate Cap has been estimated using a single broker quote and accordingly, has been classified as a Level 3 measurement at March 31, 2016.
The following tables summarize the changes in the fair value of the Interest Rate Cap for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
Millions	2016	2015
Beginning of period	$1.9	$4.1
Net realized and unrealized losses	(.8)	(1.0)
End of period	$1.1	$3.1

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

	March 31, 2016
Millions	Collateral Balances Held	Standard & Poor’s Rating(1)
Barclays Bank Plc	$.7	A-
Nordea Bank Finland Plc	.4	AA-
Total	$1.1

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
The following summarizes significant legal contingencies, ongoing non-claims related litigation or arbitration as of March 31, 2016:

Esurance
On October 7, 2011, the Company completed the sale of its Esurance and Answer Financial subsidiaries (the “Transferred Subsidiaries”) to The Allstate Corporation (“Allstate”) pursuant to a Stock Purchase Agreement dated as of May 17, 2011 (filed as an exhibit to the Company’s current report on Form 8-K on May 18, 2011, the “Agreement”).  Subject to specified thresholds and limits, the Company remains contingently liable to Allstate for specified matters related to the pre-closing period, including (a) specified litigation matters, (b) losses of the Transferred Subsidiaries arising from extra-contractual claims and claims in excess of policy limits (“ECO/EPL losses”), (c) certain corporate reorganizations effected to remove entities from the Transferred Subsidiaries that were not being sold in the transaction, and (d) certain tax matters, including certain net operating losses being less than stated levels.  In addition, the Company retained 90% of positive or negative development in the loss reserves of the Transferred Subsidiaries as of the closing date (net of ECO/EPL losses) through December 31, 2014 (the “Reserve Settlement”). White Mountains recorded a net gain from the sale of discontinued operations of $8.0 million in the first quarter of 2015 and an additional $10.3 million in the third quarter of 2015 related to the final settlement with Allstate for favorable development on loss reserves transferred in the sale of Esurance and Answer Financial. Since the closing of the transaction, White Mountains received a net amount of $28.3 million from Allstate, primarily related to the favorable development on loss reserves.

Tribune Company
In June 2011, Deutsche Bank Trust Company Americas, Law Debenture Company of New York and Wilmington Trust Company (collectively referred to as “Plaintiffs”), in their capacity as trustees for certain senior notes issued by the Tribune Company (“Tribune”), filed lawsuits in various jurisdictions (the “Noteholder Actions”) against numerous defendants including OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune seeking recovery of the proceeds from the sale of common stock of Tribune in connection with Tribune’s leveraged buyout in 2007 (the “LBO”). Tribune filed for bankruptcy in 2008 in the Delaware bankruptcy court (the “Bankruptcy Court”). The Bankruptcy Court granted Plaintiffs permission to commence these LBO-related actions, and in 2011, the Judicial Panel on Multidistrict Litigation granted a motion to consolidate the actions for pretrial matters and transferred all such proceedings to the United States District Court for the Southern District of New York. Plaintiffs seek recovery of the proceeds received by the former Tribune shareholders on a theory of constructive fraudulent transfer asserting that Tribune purchased or repurchased its common shares without receiving fair consideration at a time when it was, or as a result of the purchases of shares, was rendered, insolvent. OneBeacon has entered into a joint defense agreement with other affiliates of White Mountains that are defendants in the action. OneBeacon received approximately $32.0 million for Tribune common stock tendered in connection with the LBO.
The Court granted an omnibus motion to dismiss the Noteholder Actions in September 2013 and the plaintiffs appealed. On March 29, 2016, a three judge panel of the U.S. Second Circuit Court of Appeals affirmed the dismissal of the Noteholders Action. The plaintiffs may now accept the decision, ask the three judge panel to reconsider, file a motion for a rehearing en banc or seek a writ of certiorari to the U.S. Supreme Court.

        In addition, OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. This matter was consolidated for pretrial matters with the Noteholder Actions in the United States District Court for the Southern District of New York and was stayed pending the motion to dismiss in the Noteholder Action. An omnibus motion to dismiss the shareholder defendants in the Committee Action was filed in May 2014. No amount has been accrued in connection with this matter as of March 31, 2016, as the amount of loss, if any, cannot be reasonably estimated.

Note 19. OneBeacon Pension Plan

OneBeacon previously sponsored the OneBeacon qualified pension plan (the “Qualified Plan”). During the three months ended March 31, 2016, the Qualified Plan finalized its termination by purchasing group annuity contracts from the Principal Financial Group and making lump sum distributions to Qualified Plan participants electing such payments, which eliminated the remaining Qualified Plan liability. As a result of these transactions, OneBeacon recognized a pre-tax pension settlement charge of $0.3 million and no longer has a projected benefit obligation with respect to the Qualified Plan as of March 31, 2016. OneBeacon continues to hold $55.4 million of excess invested assets, of which it expects to transfer the majority of the assets to a new trust that will fund future contributions to a defined contribution qualified replacement plan during 2016. A portion of the assets will be left in the trust in order to wind-down potential post-termination obligations of the Qualified Plan, as approved by way of a March 2016 private letter ruling from the IRS.
These invested assets are included in other assets and are accounted for at fair value. The annuity purchase is subject to a final true-up, anticipated in the second quarter of 2016, to the extent actual experience is different than expected up until OneBeacon ceases administrating claims payments on June 1, 2016.
OneBeacon continues to sponsor a non-qualified, non-contributory, defined benefit pension plan (“Non-qualified Plan”)covering substantially all employees who were employed as of December 31, 2001 and former employees who had met the eligibility requirements, as well as retirees. The Non-qualified Plan was frozen and curtailed in 2002, resulting in the pension benefit obligation being equal to the accumulated benefit obligation. The benefits are based primarily on years of service and employees’ compensation through December 31, 2002. OneBeacon’s funding policy is generally to contribute amounts to satisfy actual disbursements for the calendar year.

Note 20. Subsequent Events

Sirius Group Sale
On April 18, 2016, White Mountains completed the sale of Sirius Group to CMI for approximately $2.6 billion. $161.8 million of this amount was used to purchase certain assets to be retained by White Mountains out of Sirius Group, including shares of OneBeacon. The amount paid at closing was based on an estimate of Sirius Group’s closing date tangible common shareholder’s equity. The purchase price will be adjusted upon determination of Sirius Group’s actual closing date tangible common shareholder’s equity.

Share Repurchases
During April 2016, White Mountains repurchased and retired 356,423 of its common shares for $287 million at an average share price of $806.52, which included 325,000 common shares repurchased from Franklin Mutual Advisers for $807.00 per share, the market price at the time the agreement was reached.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Overview
White Mountains ended the first quarter of 2016 with an adjusted book value per share of $704, an increase of 0.9% for the quarter, including dividends. Solid underwriting results from OneBeacon and a good absolute return on investments were the largest drivers of the increase. Adding the estimated gain of $90 per share for the Sirius Group sale, which closed on April 18, 2016, adjusted book value per share would have been approximately $794 at March 31, 2016. White Mountains reported adjusted comprehensive income of $50 million for the first quarter of 2016 compared to adjusted comprehensive loss of $3 million for the first quarter of 2015.
During the first quarter of 2016, White Mountains repurchased and retired 228,688 of its common shares for $173 million at an average share price of $755.36, or approximately 107% of White Mountains’s March 31, 2016 adjusted book value per share. The average share price paid was approximately 95% of White Mountains’s March 31, 2016 adjusted book value per share including the estimated gain from the Sirius Group transaction. In April 2016, White Mountains repurchased and retired an additional 356,423 of its common shares for $287 million at an average share price of $806.52, or approximately 102% of White Mountains’s March 31, 2016 adjusted book value per share including the estimated gain from the Sirius Group transaction.
OneBeacon’s book value per share increased 4.4% for the first quarter of 2016, including dividends. OneBeacon’s GAAP combined ratio was 95% for both the first quarter of 2016 and the first quarter of 2015. In the first quarter of 2016, OneBeacon completed the termination of its qualified pension plan, fully eliminating the associated liabilities from its balance sheet, and recognized an after-tax loss of less than $1 million. The results for the first quarter of 2016 also included a $13 million tax benefit related to the settlement of the IRS examination for the tax years 2007-2009.
White Mountains’s total net written premiums decreased 2% to $289 million in first quarter of 2016. During 2015, OneBeacon exited its lawyers liability and crop businesses and non-renewed an affiliated reinsurance treaty, which resulted in reductions of net written premiums that totaled $9 million in the first quarter of 2015.  Excluding the impact of these exited businesses, net written premiums in the first quarter of 2016 decreased by 5% compared to the first quarter of 2015. These decreases reflect continuing competitive market conditions at OneBeacon, especially in its more mature businesses.

In the first quarter of 2016, BAM insured $2.2 billion of municipal bonds, $2.1 billion of which were in the primary market.  Including policies bound in the first quarter of 2016 for municipal bond deals that will close in the second quarter of 2016, BAM guaranteed $2.6 billion of municipal bonds. As of March 31, 2016, BAM’s total claims paying resources were $607 million, an increase of $6 million from December 31, 2015, on total par insured of $24.6 billion.
The GAAP total return on invested assets, including discontinued operations, was 1.5% for the first quarter of 2016, which included 0.3% from currency gains.  This compared to a return of -0.1% for the first quarter of 2015, which included 1.0% from currency losses.  In local currencies, White Mountains’s fixed income portfolio returned 1.2% for the first quarter of 2016, underperforming the longer duration Barclays U.S. Intermediate Aggregate Index returns of 2.3% as rates declined. White Mountains’s equity portfolio returned 1.3% for the first quarter of 2016, in line with the S&P 500 Index return of 1.3% for the comparable period.

Adjusted Book Value Per Share
The following table presents White Mountains’s adjusted book value per share and reconciles this non-GAAP measure to the most comparable GAAP measure. (See NON-GAAP FINANCIAL MEASURES on page 73).

	March 31, 2016	December 31, 2015	March 31, 2015
Book value per share numerators (in millions):
White Mountains’s common shareholders’ equity	$3,785.9	$3,913.2	$4,011.3
Equity in net unrealized (gains) losses from Symetra’s fixed maturity portfolio, net of applicable taxes	—	—	(63.8)
Adjusted book value per share numerator (1)	$3,785.9	$3,913.2	$3,947.5
Book value per share denominators (in thousands of shares):
Common shares outstanding	5,415.5	5,623.7	5,991.6
Unearned restricted shares	(41.1)	(25.0)	(43.4)
Adjusted book value per share denominator (1)	5,374.4	5,598.7	5,948.2
Book value per share	$699.10	$695.84	$669.48
Adjusted book value per share	$704.45	$698.95	$663.64
Dividends paid per share	$1.00	$1.00	$1.00
(1) Excludes stock options, which are anti-dilutive to book value.

The following table presents the estimated net gain from the sale of Sirius Group as of March 31, 2016:

Millions, except per share amounts
Assets held for sale	$5,215.5
Liabilities held for sale	(3,121.1)
Net assets held for sale	2,094.4
Assets to be contributed in exchange for March 31, 2016 carrying value of OneBeacon and other investments to be retained by White Mountains	161.8
Less SIG Preference Shares	(250.0)
Total net assets	2,006.2
Transaction multiple above total net assets	27.3%
547.7
Additional consideration	10.0
Gain from the sale of Sirius Group	557.7
Estimated compensation expense, transaction costs and other, net of applicable tax	(81.2)
Net gain from the sale of Sirius Group	$476.5
Net gain from the sale of Sirius Group per share	$88.66

Including activity from the month of April until the closing date, the estimated net gain from the sale of Sirius Group is approximately $90 per share.

Goodwill and Intangible Assets
The following table is a summary of goodwill and intangible assets that are included in White Mountains’s adjusted book value as of March 31, 2016, and December 31, 2015:

Millions	March 31, 2016	December 31, 2015
Goodwill
Tranzact	$163.8	$163.8
MediaAlpha	18.3	18.3
Wobi	5.8	5.8
Total goodwill	187.9	187.9

Intangible assets
Tranzact	151.1	156.1
MediaAlpha	25.8	24.4
Wobi and other	6.7	7.3
Total intangible assets	183.6	187.8

Total goodwill and intangible assets (1)	371.5	375.7

Goodwill and intangible assets attributed to non-controlling interests	(134.4)	(135.8)

Goodwill and intangible assets included in adjusted book value	$237.1	$239.9
(1) See Note 6 - Goodwill and Other Intangible Assets for details of other intangible assets.

Review of Consolidated Results

White Mountains’s consolidated financial results for the three months ended March 31, 2016 and 2015 follow:

	Three Months Ended
	March 31,
Millions	2016	2015
Gross written premiums	$321.7	$325.9
Net written premiums	$289.1	$295.4
Revenues
Earned insurance premiums	$282.1	$289.3
Net investment income	17.9	12.6
Net realized and unrealized investment gains	29.5	25.0
Other revenue — other	97.6	64.9
Total revenues	427.1	391.8
Expenses
Losses and LAE	161.1	167.9
Insurance acquisition expenses	52.7	53.0
Other underwriting expenses	55.4	56.0
General and administrative expenses	132.4	103.2
General and administrative expenses—intangible asset amortization	8.1	6.9
Interest expense	5.9	4.3
Total expenses	415.6	391.3
Pre-tax income from continuing operations	11.5	.5
Income benefit (expense)	8.7	(4.6)
Net (loss) income from continuing operations	20.2	(4.1)
Net (loss) income from discontinued operations, net of tax	(.9)	73.8
Equity in earnings of unconsolidated affiliates, net of tax	—	7.3
Net income	19.3	77.0
Net (income) loss attributable to non-controlling interests	(6.3)	7.3
Net income attributable to White Mountains’s common shareholders	13.0	84.3
Change in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of tax	—	28.9
Change in foreign currency translation and pension liability, net of tax	.1	—
Change in foreign currency translation and other from discontinued operations, net of tax	37.2	(87.6)
Comprehensive income	50.3	25.6
Comprehensive income (loss) attributable to non-controlling interests	—	—
Comprehensive income attributable to White Mountains’s common shareholders	50.3	25.6
Change in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of tax	—	(28.9)
Adjusted comprehensive income (loss)	$50.3	$(3.3)

Consolidated Results - Three Months Ended March 31, 2016 versus Three Months Ended March 31, 2015
White Mountains’s total revenues increased 9% to $427 million in the first quarter of 2016, driven primarily by increases in revenues from insurance services businesses. Other revenue in the first quarter of 2016 includes $58 million from Tranzact and $33 million from MediaAlpha, compared to $38 million from Tranzact and $30 million from MediaAlpha in the first quarter of 2015. Net investment income was $18 million in the first quarter of 2016 compared to $13 million in the first quarter of 2015. The increase in net investment income was primarily due to a $2.4 million interest payment received on OneBeacon’s surplus notes and an increase from fixed maturity investments due primarily to a higher fixed maturity asset base in the first quarter of 2016 compared to the first quarter of 2015.  Net realized and unrealized investment gains increased 18% to $30 million in the first quarter of 2016 compared to $25 million in the first quarter of 2015. (See Summary of Investment Results on page 60). Earned insurance premiums decreased 2% to $282 million, reflecting the continued competitive market conditions at OneBeacon.
White Mountains’s total expenses increased 6% to $416 million in the first quarter of 2016.  Losses and LAE decreased 4% in the first quarter of 2016, primarily due to lower insurance business volume at OneBeacon. Insurance acquisition expenses and other underwriting expenses were flat.
General and administrative expenses in the first quarter of 2016 included $48 million from Tranzact and $31 million from MediaAlpha, compared to $35 million from Tranzact and $28 million from MediaAlpha in the first quarter of 2015.
The effective tax rate for the first quarter of 2016 was lower than the U.S. statutory rate of 35%, primarily due to a $13 million favorable settlement of the 2007-2009 IRS exam at OneBeacon. The effective tax rate for the first quarter of 2015 was not meaningful as pre-tax income was near break-even.

I. Summary of Operations By Segment

White Mountains conducts its operations through three segments: (1) OneBeacon, (2) HG Global/BAM and (3) Other Operations. While investment results are included in each segment, White Mountains manages the majority of its investments contained within the segments through its wholly-owned subsidiary, WM Advisors. Accordingly, a discussion of White Mountains’s consolidated investment operations is included after the discussion of operations by segment. White Mountains’s segment information is presented in Note 13 - “Segment Information” to the Consolidated Financial Statements.
As a result of the Sirius Group sale, the results of operations for Sirius Group have been classified as discontinued operations and are now presented separately, net of related income taxes, in the statement of comprehensive income. Prior year amounts have been reclassified to conform to the current period’s presentation. (See Note 17 - “Discontinued Operations”).

OneBeacon

Financial results and GAAP ratios for OneBeacon for the three months ended March 31, 2016 and 2015 follow:

	Three Months Ended
	March 31,
Millions	2016	2015
Gross written premiums	$310.5	$316.0
Net written premiums	$280.1	$287.1

Earned insurance premiums	$278.6	$286.6
Net investment income	14.4	10.5
Net realized and unrealized investment gains	16.6	14.2
Other revenue	.9	(3.1)
Total revenues	310.5	308.2
Losses and LAE	158.8	165.9
Insurance acquisition expenses	51.0	51.0
Other underwriting expenses	55.3	55.9
General and administrative expenses	3.6	3.8
General and administrative expenses—intangible asset amortization	.3	.3
Interest expense	3.3	3.2
Total expenses	272.3	280.1
Pre-tax income	$38.2	$28.1

GAAP ratios:
Losses and LAE	57%	58%
Expense	38%	37%
Combined	95%	95%

The following table presents OneBeacon’s book value per share:

(Millions, except per share amounts)	March 31, 2016	December 31, 2015	March 31, 2015
OneBeacon book value per share:
OneBeacon’s common shareholders’ equity	$1,016.6	$1,000.9	$1,049.1
OneBeacon common shares outstanding	94.3	95.1	95.3
OneBeacon book value per common share (1)	$10.78	$10.53	$11.01
(1) OneBeacon declared and paid a regular quarterly dividend of $.21 per common share in the first quarter of 2016 and each quarter during 2015.

OneBeacon ended the first quarter of 2016 with a book value per share of $10.78, an increase of 4.4% for the quarter, including dividends. In addition to underwriting and investment results, the increase in book value in the first quarter of 2016 included a $13 million tax benefit resulting from the settlement of an IRS examination for the tax years 2007-2009.

OneBeacon Results—Three Months Ended March 31, 2016 versus Three Months Ended March 31, 2015
OneBeacon’s GAAP combined ratio was 95% for both the first quarter of 2016 and 2015. The loss ratio decreased by 1 point primarily due to lower catastrophe losses in the first quarter of 2016 compared to the prior year, while the expense ratio increased by 1 point primarily due to a change in the mix of business and higher employee benefit costs. There was no net loss reserve development in the first quarter of 2016 compared to one point of favorable loss reserve development in the first quarter of 2015. Other revenue was $1 million in the first quarter of 2016 compared to a loss of $3 million in the first quarter of 2015, primarily due to an adjustment to the pre-tax gain on the sale of Essentia Insurance Company.

Net written premiums decreased 2% in the first quarter of 2016 to $280 million, primarily due to decreases in the healthcare and accident businesses, partially offset by increases in the programs and surety businesses. During 2015, OneBeacon exited its lawyers liability and crop businesses and non-renewed an affiliated reinsurance treaty, which resulted in reductions of net written premiums that totaled $9 million in the first quarter of 2015.  Excluding the impact of these exited businesses, net written premiums in the first quarter of 2016 decreased by 5% compared to the first quarter of last year.
In the first quarter of 2016, OneBeacon also completed the termination of its qualified pension plan, fully eliminating the associated liabilities from its balance sheet, and recognized an after-tax loss of less than $1 million. (See Note 19 - “OneBeacon Pension Plan”).
Reinsurance protection.  OneBeacon purchases reinsurance in order to minimize loss from large risks or catastrophic events. OneBeacon also purchases individual property reinsurance coverage for certain risks to reduce large loss volatility through property-per-risk excess of loss reinsurance programs and individual risk facultative reinsurance. OneBeacon also maintains excess of loss casualty reinsurance programs that provide protection for individual risk or catastrophe losses involving workers’ compensation, general liability, automobile liability, professional liability or umbrella liability. The availability and cost of reinsurance protection is subject to market conditions, which are outside of management’s control. Limiting risk of loss through reinsurance arrangements serves to mitigate the impact of large losses; however, the cost of this protection in an individual period may exceed the benefit.
For the three months ended March 31, 2016 and 2015, OneBeacon’s net combined ratio was higher than the gross combined ratio by 11 points and 6 points.  In the first quarter of 2016, Crop business reduced the gross combined ratio, but had no effect on the net combined ratio, as 100% of Crop results were ceded under the quota share reinsurance agreement that OneBeacon entered into on July 31, 2015 pursuant to its exit of the Crop business.  Excluding the effects of the Crop business on the first quarter 2016 combined ratio, OneBeacon’s net combined ratio was higher than the gross combined ratio by 5 points and 6 points for the three months ended March 31, 2016 and 2015, primarily from the cost of OneBeacon’s reinsurance programs.

HG Global/BAM

The following table presents the components of pre-tax income included in White Mountains’s HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$6.8	$—	$6.8
Assumed (ceded) written premiums	5.1	(5.1)	—	—
Net written premiums	$5.1	$1.7	$—	$6.8

Earned insurance premiums	$.9	$.3	$—	$1.2
Net investment income	.5	1.6	—	2.1
Net investment income - BAM Surplus Notes	4.5	—	(4.5)	—
Net realized and unrealized investment gains	2.1	4.9	—	7.0
Other revenue	—	.1	—	.1
Total revenues	8.0	6.9	(4.5)	10.4
Insurance acquisition expenses	.2	.7	—	.9
Other underwriting expenses	—	.1	—	.1
General and administrative expenses	.5	9.2	—	9.7
Interest expense—BAM Surplus Notes	—	4.5	(4.5)	—
Total expenses	.7	14.5	(4.5)	10.7
Pre-tax income (loss)	$7.3	$(7.6)	$—	$(.3)
Supplemental information:
Member Surplus Contributions (1)	$—	$6.7	$—	$6.7
(1) Member Surplus Contributions are recorded directly to BAM's equity, which is recorded as non-controlling interest on White Mountains's balance sheet.

	Three Months Ended March 31, 2015
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$4.2	$—	$4.2
Assumed (ceded) written premiums	3.2	(3.2)	—	—
Net written premiums	$3.2	$1.0	$—	$4.2

Earned insurance premiums	$.5	$.2	$—	$.7
Net investment income	.4	1.0	—	1.4
Net investment income - BAM Surplus Notes	4.0	—	(4.0)	—
Net realized and unrealized investment gains	1.1	3.0	—	4.1
Other revenue	—	.1	—	.1
Total revenues	6.0	4.3	(4.0)	6.3
Insurance acquisition expenses	.1	.8	—	.9
Other underwriting expenses	—	.1	—	.1
General and administrative expenses	.4	8.2	—	8.6
Interest expense—BAM Surplus Notes	—	4.0	(4.0)	—
Total expenses	.5	13.1	(4.0)	9.6
Pre-tax income (loss)	$5.5	$(8.8)	$—	$(3.3)
Supplemental information:
Member Surplus Contributions (1)	$—	$4.6	$—	$4.6
(1) Member Surplus Contributions are recorded directly to BAM's equity, which is recorded as non-controlling interest on White Mountains's balance sheet.

HG Global/BAM Results—Three Months Ended March 31, 2016 versus Three Months Ended March 31, 2015
BAM is a mutual insurance company whose affairs are managed on a statutory accounting basis, and it does not report stand-alone GAAP financial results. BAM is owned by its members. Each municipal issuer insured by BAM becomes a “member” of BAM. The cost of policies issued by BAM is comprised of a risk premium, which is recorded as gross written premiums, and a contribution to BAM’s qualified statutory capital (a “Member Surplus Contribution”).
In the first quarter of 2016, BAM insured $2.2 billion of municipal bonds, $2.1 billion of which were in the primary market, up 3% from the first quarter of 2015. The average total premium (including both risk premiums and Member Surplus Contributions), weighted by insured par, of insurance provided by BAM in the primary markets in the first quarter of 2016 was 59 basis points, up from 40 basis points in the first quarter of 2015. Gross written premiums and Member Surplus Contributions totaled $14 million for the first quarter of 2016, compared to $9 million for the first quarter of 2015. Demand for municipal bond insurance was solid to start the year, as increasing demand from institutional buyers of municipal bonds offset a decline in overall municipal bond issuance volume.
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
As of March 31, 2016, BAM’s claims paying resources increased 1% to $607 million from December 31, 2015. The increase was primarily driven by $7 million of Member Surplus Contributions and a $6 million increase in the HG Re collateral trusts, partially offset by BAM’s first quarter of 2016 statutory net loss of $8 million.
The following table presents BAM’s total claims paying resources as of March 31, 2016 and December 31, 2015:

Millions	As of March 31, 2016	As of December 31, 2015
Policyholders’ surplus	$433.4	$437.2
Contingency reserve	14.8	12.4
Qualified statutory capital	448.2	449.6
Net unearned premiums	14.0	12.5
Present value of future installment premiums	2.7	2.6
Collateral trusts	142.2	136.6
Claims paying resources	$607.1	$601.3

As of March 31, 2015, BAM’s claims paying resources were essentially flat at $582 million when compared to December 31, 2014. The following table presents BAM’s total claims paying resources as of March 31, 2015 and December 31, 2014:

Millions	As of March 31, 2015	As of December 31, 2014
Policyholders’ surplus	$444.3	$448.7
Contingency reserve	6.2	4.7
Qualified statutory capital	450.5	453.4
Net unearned premiums	7.5	6.4
Present value of future installment premiums	1.4	1.4
Collateral trusts	122.6	120.0
Claims paying resources	$582.0	$581.2

As a mutual insurance company that is owned by its members, BAM’s results do not affect White Mountains’s adjusted book value per share. However, White Mountains is required to consolidate BAM’s results in its GAAP financial statements and its results are attributed to non-controlling interests.
HG Global reported GAAP pre-tax income of $7 million in the first quarter of 2016, compared to $6 million in the first quarter of 2015. Results for the first quarter of 2016 were driven by $5 million of interest income on the BAM Surplus Notes, compared to $4 million of interest income in the first quarter of 2015. The increase in the interest income is due to the increase in the variable rate of the BAM Surplus Notes which is set annually. The variable rate was set at 3.54% and 3.15% as of March 31, 2016 and December 31, 2015.
White Mountains reported $8 million of GAAP pre-tax loss from BAM in the first quarter of 2016, compared to $9 million in the first quarter of 2015. Results for the first quarter of 2016 were driven by $5 million of interest expense on the BAM Surplus Notes and $9 million of operating expenses, compared to $4 million interest expense and $8 million of operating expenses in the first quarter of 2015. The decrease in pre-tax loss in the first quarter of 2016 was primarily due to investment results.
The following table presents amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’s consolidated balance sheet as of March 31, 2016 and December 31, 2015:

	As of March 31, 2016
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total
Assets
Fixed maturity investments	$126.0	$416.2	$—	$542.2
Short-term investments	21.5	54.2	—	75.7
Total investments	147.5	470.4	—	617.9
Cash	—	6.1	—	6.1
BAM Surplus Notes	503.0	—	(503.0)	—
Accrued interest receivable on BAM Surplus Notes	94.7	—	(94.7)	—
Other assets	10.1	30.1	(.8)	39.4
Total assets	$755.3	$506.6	$(598.5)	$663.4

Liabilities
BAM Surplus Notes(1)	$—	$503.0	$(503.0)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	94.7	(94.7)	—
Preferred dividends payable to White Mountains’s subsidiaries(3)	146.4	—	—	146.4
Preferred dividends payable to non-controlling interests	4.6	—	—	4.6
Other liabilities	44.6	49.6	(.8)	93.4
Total liabilities	195.6	647.3	(598.5)	244.4

Equity
White Mountains’s common shareholders’ equity	542.5	—	—	542.5
Non-controlling interests	17.2	(140.7)	—	(123.5)
Total equity	559.7	(140.7)	—	419.0
Total liabilities and equity	$755.3	$506.6	$(598.5)	$663.4

	As of December 31, 2015
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total Segment
Assets
Fixed maturity investments	$130.6	$417.0	$—	$547.6
Short-term investments	5.6	43.3	—	48.9
Total investments	136.2	460.3	—	596.5
Cash	.1	15.8	—	15.9
BAM Surplus Notes	503.0	—	(503.0)	—
Accrued interest receivable on BAM Surplus Notes	90.2	—	(90.2)	—
Other assets	9.5	26.8	(.8)	35.5
Total assets	$739.0	$502.9	$(594.0)	$647.9
Liabilities
BAM Surplus Notes(1)	$—	$503.0	$(503.0)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	90.2	(90.2)	—
Preferred dividends payable to White Mountains’s subsidiaries(3)	135.4	—	—	135.4
Preferred dividends payable to non-controlling interests	4.3	—	—	4.3
Other liabilities	41.5	49.7	(.8)	90.4
Total liabilities	181.2	642.9	(594.0)	230.1
Equity
White Mountains’s common shareholders’ equity	540.7	—	—	540.7
Non-controlling interests	17.1	(140.0)	—	(122.9)
Total equity	557.8	(140.0)	—	417.8
Total liabilities and equity	$739.0	$502.9	$(594.0)	$647.9

(1)	Under GAAP, the BAM Surplus Notes are classified as debt by the issuer. Under U.S. Statutory accounting, they are classified as Surplus.

(2)
Under GAAP, interest accrues daily on the BAM Surplus Notes. Under U.S. Statutory accounting, interest is not accrued on the BAM Surplus Notes until it has been approved for payment by insurance regulators.

(3)	Dividends on HG Global preferred shares payable to White Mountains's subsidiaries are eliminated in White Mountains's consolidated financial statements.

The following table presents the gross par value of policies priced and closed by BAM for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
Millions	2016	2015
Gross par value of primary market policies priced	$2,511.4	$2,439.8
Gross par value of secondary market policies priced	93.1	85.7
Total gross par value of market policies priced	2,604.5	2,525.5

Less: Gross par value of policies priced yet to close	(724.5)	(801.2)
Gross par value of policies closed that were previously priced	298.6	379.6
Total gross par value of market policies closed	$2,178.6	$2,103.9

Other Operations

A summary of White Mountains’s financial results from its Other Operations segment for the three months ended March 31, 2016 and 2015 follows:

	Three Months Ended
	March 31,
Millions	2016	2015
Earned insurance premiums	$2.3	$2.0
Net investment income	1.4	.7
Net realized and unrealized investment gains	5.9	6.7
Other revenue—Tranzact	57.8	37.5
Other revenue—MediaAlpha	32.7	29.7
Other revenue	6.1	.7
Total revenues	106.2	77.3
Loss and loss adjustment expenses	2.3	2.0
Insurance acquisition expenses	.8	1.1
Other underwriting expenses	—	—
General and administrative expenses	40.2	28.2
General and administrative expenses—Tranzact	48.4	34.9
General and administrative expenses—MediaAlpha	30.5	27.7
General and administrative expenses—amortization of intangible assets	7.8	6.6
Interest expense	2.6	1.1
Total expenses	132.6	101.6
Pre-tax loss	$(26.4)	$(24.3)

Other Operations Results—Three Ended March 31, 2016 versus Three Ended March 31, 2015
White Mountains’s Other Operations segment reported pre-tax loss of $26 million in the first quarter of 2016, compared to pre-tax loss of $24 million in the first quarter of 2015. White Mountains’s Other Operations segment reported net realized and unrealized investment losses of $6 million in the first quarter of 2016 compared to net realized and unrealized investment gains of $7 million in the first quarter of 2015, which included an $7 million write-off of the investment in TaCerto. (See Summary of Investment Results on page 60). Other revenue in the first quarter of 2016 includes $58 million from Tranzact and $33 million from MediaAlpha compared to $38 million from Tranzact and $30 million from MediaAlpha for the first quarter of 2015.
General and administrative expenses increased to $119 million in the first quarter of 2016 from $91 million in the first quarter of 2015. General and administrative expenses in the first quarter of 2016 includes $48 million from Tranzact and $31 million from MediaAlpha compared to $35 million from Tranzact and $28 million from MediaAlpha in the first quarter of 2015. General and administrative expenses also included $8 million of increased incentive compensation expense compared to the first quarter of 2015.
WM Life Re reported pre-tax loss of $1 million in the first quarter of 2016 compared to pre-tax loss of $5 million in the first quarter of 2015. At March 31, 2016, $189 million of guarantee value on annuities covered by WM Life Re’s reinsurance contracts remains, all of which will run-off by June 30, 2016. (See Note 9 — “Derivatives” for a summary of WM Life Re’s results).

Discontinued Operations

Sirius Group
On April 18, 2016, White Mountains completed the sale of Sirius Group to CMI for approximately $2.6 billion. $161.8 million of this amount was used to purchase certain assets to be retained by White Mountains out of Sirius Group, including shares of OneBeacon. The amount paid at closing was based on an estimate of Sirius Group’s closing date tangible common shareholder’s equity. The purchase price will be adjusted upon determination of Sirius Group’s actual closing date tangible common shareholder’s equity. The transaction is estimated to result in a gain of approximately $90 to White Mountains’s adjusted book value per share in the second quarter of 2016. As a result of the transaction, Sirius Group’s results have been reported as discontinued operations within White Mountains’s GAAP financial statements. Sirius Group’s results inured to White Mountains until the closing date of the transaction.
Sirius Group’s GAAP combined ratio was 93% for the first quarter of 2016, compared to 81% for the first quarter last year. The increase in the combined ratio reflected a loss ratio that was 9 points higher than the first quarter of last year, driven by increased catastrophe and large loss activity. (See Note 17 - “Discontinued Operations”).

Esurance
White Mountains recognized $8 million net gain on sale of discontinued operations in the first quarter of 2015, which primarily related to an installment payment from Allstate for the favorable development on loss reserves. (See Note 18 - “Contingencies”).

II. Summary of Investment Results - Total Operations

White Mountains’s total operations investment results include continuing operations and discontinued operations. During the third quarter of 2015, White Mountains signed a definitive agreement to sell Sirius Group, which closed on April 18, 2016. Sirius Group’s results inure to White Mountains until the closing date of the transaction.
For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a better comparison to benchmark returns, while all dollar amounts are presented net of management fees and trading expenses.  A summary of White Mountains’s consolidated total operations’ pre-tax investment results, including returns from discontinued operations, for the three months ended March 31, 2016 and 2015 follows:

Gross investment returns and benchmark returns

	Three Months Ended
	March 31,
	2016	2015
Fixed maturity investments	1.6%	(0.3)%
Short-term investments	0.5%	(0.8)%
Total fixed income investment returns:
In U.S. dollars	1.5%	(0.4)%
In local currencies	1.2%	0.8%
Barclays U.S. Intermediate Aggregate Index	2.3%	1.3%

Common equity securities	2.0%	2.6%
Other long-term investments	0.2%	(1.9)%
Total common equity securities and other long-term investment returns:
In U.S. dollars	1.5%	1.0%
In local currencies	1.3%	1.4%
S&P 500 Index (total return)	1.3%	1.0%

Total consolidated portfolio returns:
In U.S. dollars	1.5%	(0.1)%
In local currencies	1.2%	0.9%

Investment Returns—Three Months Ended March 31, 2016 versus Three Months Ended March 31, 2015
White Mountains’s GAAP pre-tax total return on invested assets was 1.5% for the first quarter of 2016, which included 0.3% from foreign currency gains. White Mountains’s GAAP pre-tax total return on invested assets was -0.1% for the first quarter of 2015, which included 1.0% from foreign currency losses.

Fixed income results
White Mountains maintains a high-quality, short-duration fixed income portfolio. As of March 31, 2016, the fixed income portfolio duration was approximately 2.0 years, including short-term investments, compared to 2.2 years as of December 31, 2015 and 2.1 years as of March 31, 2015.
In U.S. dollars, the fixed income portfolio returned 1.5% for the first quarter of 2016. In local currencies, the fixed income portfolio returned 1.2% for the first quarter of 2016, underperforming the longer duration Barclays U.S. Intermediate Aggregate Index return of 2.3% as rates fell in the quarter. In U.S. dollars, the fixed income portfolio returned -0.4% for the first quarter of 2015. In local currencies, the fixed income portfolio returned 0.8% for the first quarter of 2015, underperforming the longer duration Barclays Intermediate Aggregate Index of 1.3% as interest rates fell in the quarter.

Common equity securities and other long-term investments results
White Mountains maintains an equity portfolio that consists of common equity securities and other long-term investments, including hedge funds, private equity funds, direct investments in privately held common and convertible securities and the OneBeacon surplus notes. White Mountains’s management believes that prudent levels of investments in common equity securities and other long-term investments are likely to enhance long-term after-tax total returns. White Mountains’s portfolio of common equity securities and other long-term investments represented approximately 14%, and 23% of GAAP invested assets as of March 31, 2016 and December 31, 2015. When adjusting for the sale of Sirius, which occurred on April 18th, White Mountains’s portfolio of common equity securities and other long term investments represented approximately 21% of GAAP assets as of March 31, 2016.
In U.S. dollars, the equity portfolio returned 1.5% for the first quarter of 2016. In local currencies, the equity portfolio returned 1.3% for the first quarter of 2016, which was in-line with the S&P 500 Index return of 1.3%. Within the equity portfolio, in local currencies White Mountains’s portfolio of common equity securities returned 1.8% for the first quarter of 2016, outperforming the S&P 500 Index return of 1.3%. Returns for the first quarter of 2016 were boosted by a $4.7 million mark-to-market gain on the Symetra position in January and the addition of $82 million of broad market exchange traded funds (“ETFs”) which were purchased near the equity market lows in January and February. A similar amount of ETFs were sold later in March after the equity markets had recovered. In U.S. dollars, the equity portfolio returned 1.0% for the first quarter of 2015. In local currencies, the equity portfolio returned 1.4% for the first quarter of 2015, outperforming the S&P 500 Index return of 1.0%.
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
During the second quarter of 2015, White Mountains purchased ETFs that seek to provide investment results that, before expenses, generally correspond to the performance of the S&P 500, Russell 1000 and Russell 1000 Value Indices. As of March 31, 2016, White Mountains had $343.0 million invested in ETFs. The following summarizes White Mountains’s investments in ETFs by exposure to each index:

Millions	Continuing Operations	Discontinued Operations	Total
Index	March 31, 2016	March 31, 2016	March 31, 2016
S&P 500	$100.0	$177.3	$277.3
Russell 1000 Value	20.9	20.3	41.2
Russell 1000	9.6	14.9	24.5
Total	$130.5	$212.5	$343.0

In the first quarter of 2016, the ETFs essentially earned the effective index return, before expenses, over the period in which White Mountains was invested in each respective fund.
The Lateef separate account is a highly concentrated portfolio of high quality mid-cap and large-cap growth companies. Lateef is a growth at a reasonable price manager focused on investing in high return businesses at reasonable valuations. Lateef uses a bottom up, fundamental research-driven investment process that is focused on absolute returns, low turnover and a long-term investment horizon. As a highly concentrated portfolio of 15 to 20 positions, relative performance to the S&P 500 Index return is often driven, positively or negatively, by individual positions, especially in the short-term. In both U.S. dollars and local currencies, the Lateef separate account returned 0.6% for the first quarter of 2016, underperforming the S&P 500 Index return of 1.3%. In both U.S. dollars and local currencies, the Lateef separate account returned 3.8% for the first quarter of 2015, outperforming the S&P 500 Index return of 1.0%.
White Mountains has an investment in the Calleva Trust, an open-ended unit trust established as an Undertaking for Collective Investment in Transferable Securities (“UCITS”) under the European Communities Regulations that is managed by Silchester. Silchester invests primarily in value-oriented non-U.S. equity securities. Silchester’s investment strategy focuses on companies with low market multiples of earnings, cash flow, asset value or dividends. In U.S. dollars, the Silchester portfolio returned 0.7% for the first quarter of 2016, underperforming the S&P 500 Index return of 1.3%. In local currencies, the Silchester portfolio returned -2.7% for the first quarter of 2016, outperforming the MCSI EAFE Index return of -6.5%. In U.S. dollars, the Silchester portfolio returned 7.0% for the first quarter of 2015, outperforming the S&P 500 Index return of 1.0%. In local currencies, the Silchester portfolio returned 10.8% for the first quarter of 2015, which was in line with MCSI EAFE Index return of 10.8%.
White Mountains maintains a portfolio of other long-term investments that consists primarily of hedge funds, private equity funds, direct investments in privately held common and convertible securities, the OneBeacon surplus notes, and various other investments in limited partnerships. As of March 31, 2016, approximately 44% of these other long-term investments were in private equity funds, with a general emphasis on narrow, sector-focused funds, and hedge funds, with a general emphasis on long-short equity funds.
White Mountains’s other long-term investments portfolio returned 0.2% for the first quarter of 2016, underperforming the S&P 500 Index return of 1.3% and outperforming the HFRX Equal Weighted Strategies Index return of -1.3%. The return for the first quarter of 2016 was primarily attributable to favorable results from the OneBeacon surplus notes, partially offset by unfavorable results from private equity funds and hedge funds. White Mountains’s other long-term investments returned -1.9% for the first quarter of 2015, underperforming the S&P 500 Index return of 1.0% and the HFRX Equal Weighted Strategies Index return of 1.9%. The underperformance relative to these indices for the first quarter of 2015 was primarily attributable to White Mountains’s investment in TaClaro Holdings B.V., which wrote-off $7 million related to its underlying investment of Tacerto.com, as well as unfavorable results in energy sector private equity funds.

Foreign Currency Translation
As of March 31, 2016, White Mountains’s holds non-U.S. dollar-denominated assets and liabilities, primarily within discontinued operations, which are valued using period-end exchange rates. White Mountains has non-U.S. dollar-denominated foreign revenues and expenses, primarily within discontinued operations, which are valued using average exchange rates over the period. Foreign currency exchange rate risk is the risk that White Mountains will incur losses on a U.S. dollar basis due to adverse changes in foreign currency exchange rates.  Nearly all of White Mountains’s exposure to foreign currency exchange rate risk was eliminated when Sirius Group was sold to CMI on April 18, 2016. Subsequent to the Sirius Group sale, White Mountains’s remaining foreign currency exchange rate risk relates primarily to securities managed by Silchester, certain other long-term investments, and Wobi.

Investment in Symetra Common Shares
During the third quarter of 2015, Symetra announced that it entered into a definitive merger agreement with Sumitomo Life Insurance Company (“Sumitomo Life”) pursuant to which Sumitomo Life would acquire all of the outstanding shares of Symetra. Following the announcement and Symetra shareholders’ November 5, 2015 meeting to approve the transaction, White Mountains relinquished its representation on Symetra’s board of directors. As a result, White Mountains changed its accounting for Symetra common shares from the equity method to fair value. The carrying value per Symetra share used in the calculation of White Mountains’s adjusted book value per share was $31.77 at December 31, 2015. On February 1, 2016, Symetra closed its definitive merger agreement with Sumitomo Life and White Mountains received proceeds of $658 million, or $32 per common share. White Mountains recognized $4.7 million in pre-tax net investment gains associated with Symetra during in the first quarter of 2016, contributing 0.5% to the total common equity securities portfolio return in local currencies of 1.8% for the quarter.

Summary of Investment Results - Continuing Operations
 White Mountains’s continuing operations pre-tax investment results, as presented in the consolidated statement of operations for the three months ended March 31, 2016 and 2015 are presented below.

	Three Months Ended
Pre-tax investment results	March 31,
Millions	2016	2015
Net investment income	$17.9	$12.6
Net realized and unrealized investment gains	29.5	25.0
Total GAAP continuing operations pre-tax investment gains	$47.4	$37.6

A summary of White Mountains’s continuing operations pre-tax investment returns for the three months ended March 31, 2016 and 2015 follows:

Gross investment returns and benchmark returns

	Three Months Ended
	March 31,
	2016	2015
Total fixed income investment returns:
In U.S. dollars	1.2%	0.9%
In local currencies	1.2%	0.9%
Barclays U.S. Intermediate Aggregate Index	2.3%	1.3%
Total common equity securities and other long-term investment returns:
In U.S. dollars	1.2%	1.7%
In local currencies	0.9%	2.1%
S&P 500 Index (total return)	1.3%	1.0%
Total consolidated portfolio returns:
In U.S. dollars	1.2%	1.1%
In local currencies	1.1%	1.2%

Summary of Investment Results - Discontinued Operations
  A summary of White Mountains’s pre-tax investment results from discontinued operations for the three months ended March 31, 2016 and 2015 follows:

Gross investment returns and benchmark returns

	Three Months Ended
	March 31,
	2016	2015
Total fixed income investment returns:
In U.S. dollars	1.7%	(1.6)%
In local currencies	1.1%	0.7%
Barclays U.S. Intermediate Aggregate Index	2.3%	1.3%
Total common equity securities and other long-term investment returns:
In U.S. dollars	2.8%	(1.4)%
In local currencies	2.7%	(1.4)%
S&P 500 Index (total return)	1.3%	1.0%
Total consolidated portfolio returns:
In U.S. dollars	1.8%	(1.6)%
In local currencies	1.2%	0.6%

LIQUIDITY AND CAPITAL RESOURCES

Recent Developments
On April 18, 2016, White Mountains completed the sale of Sirius Group to CMI for approximately $2.6 billion. $161.8 million of this amount was used to purchase certain assets to be retained by White Mountains out of Sirius Group, including shares of OneBeacon. In April 2016, subsequent to the closing of the Sirius Group sale, White Mountains used $150 million of the proceeds to repay the balance outstanding under the WTM Bank Facility and repurchased 356,423 of its common shares for $288 million. Reflecting all of the above, as of April 30, 2016, White Mountains had approximately $2 billion of undeployed capital. Going forward, White Mountains expects to gradually return capital to shareholders while exploring new investment opportunities.

Operating Cash and Short-term Investments
Holding company level.  The primary sources of cash for the Company and certain of its intermediate holding companies are expected to be distributions and tax sharing payments received from its insurance and other operating subsidiaries, capital raising activities, net investment income, proceeds from sales and maturities of investments and, from time to time, proceeds from the sales of operating subsidiaries. The primary uses of cash are expected to be repurchases of the Company’s common shares, payments on and repurchases/retirements of its debt obligations, dividend payments to holders of the Company’s common shares, to non-controlling interest holders of OneBeacon Ltd.’s common shares and to non-controlling interest holders of other consolidated subsidiaries, purchases of investments, payments to tax authorities, contributions to operating subsidiaries, operating expenses and, from time to time, purchases of operating subsidiaries.
Operating subsidiary level.  The primary sources of cash for White Mountains’s insurance and other operating subsidiaries are expected to be premium and fee collections, net investment income, proceeds from sales and maturities of investments, contributions from holding companies, capital raising activities and, from time to time, proceeds from the sales of operating subsidiaries. The primary uses of cash are expected to be claim payments, policy acquisition costs, purchases of investments, payments on and repurchases/retirements of its debt obligations, distributions and tax sharing payments made to holding companies, distributions to non-controlling interest holders, operating expenses and, from time to time, purchases of operating subsidiaries.
Both internal and external forces influence White Mountains’s financial condition, results of operations and cash flows. Claim settlements, premium levels and investment returns may be impacted by changing rates of inflation and other economic conditions. In many cases, significant periods of time, sometimes several years or more, may lapse between the occurrence of an insured loss, the reporting of the loss to White Mountains and the settlement of the liability for that loss. The exact timing of the payment of claims and benefits cannot be predicted with certainty. White Mountains’s insurance operating subsidiaries maintain portfolios of invested assets with varying maturities and a substantial amount of cash and short-term investments to provide adequate liquidity for the payment of claims.
Management believes that White Mountains’s cash balances, cash flows from operations, routine sales and maturities of investments and the liquidity provided by the WTM Bank Facility are adequate to meet expected cash requirements for the foreseeable future on both a holding company and insurance and other operating subsidiary level.

Dividend Capacity

Under the insurance laws of the states and jurisdictions that White Mountains’s insurance operating subsidiaries are domiciled, an insurer is restricted with respect to the timing and the amount of dividends it may pay without prior approval by regulatory authorities. Accordingly, there can be no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future. Following is a description of the dividend capacity of White Mountains’s insurance operating subsidiaries:

OneBeacon:
OneBeacon’s top-tier regulated U.S. insurance operating subsidiary, Atlantic Specialty Insurance Company (“ASIC”), has the ability to pay dividends to its immediate parent during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based upon the formula above, most recently calculated as of December 31, 2015, ASIC has the ability to pay $27 million of dividends during 2016 without prior approval of regulatory authorities. As of December 31, 2015, ASIC had $622 million of statutory surplus and $68 million of earned surplus. During the first quarter of 2016, ASIC did not pay any dividends to its immediate parent.

OneBeacon is in the process of seeking regulatory approval of the redomestication of ASIC from New York, its current state of domicile, to Pennsylvania. Under the existing dividend capacity formula most recently calculated as of December 31, 2015, for the Commonwealth of Pennsylvania, which is the greater of 10% of policyholder surplus or net income of the previous year, ASIC would have the ability to pay $62 million in dividends in 2016 once redomesticated to Pennsylvania, which OneBeacon anticipates occurring during the second half of 2016. In April 2016, ASIC paid a dividend of $27 million to its immediate parent, which reduces the $62 million allowed under the Pennsylvania dividend capacity formula.
During 2016, Split Rock has the ability to pay dividends or make distributions without the prior approval of regulatory authorities, subject to meeting all appropriate liquidity and solvency requirements, of up to $37 million, which is equal to 15% of its December 31, 2015 statutory capital and surplus. During the first quarter of 2016, Split Rock did not pay any dividends or distributions to its immediate parent.
During the first quarter of 2016, OneBeacon’s unregulated insurance operating subsidiaries paid $5 million of dividends to their immediate parent. As of March 31, 2016, OneBeacon’s unregulated insurance operating subsidiaries had $100 million of net unrestricted cash, short-term investments, fixed maturity investments and other long-term investments, which included $101 million in par value of the OBIC Surplus Notes, with a carrying value of $52 million.
During the first quarter of 2016, OneBeacon Ltd. paid $20 million of regular quarterly dividends to its common shareholders. White Mountains received $15 million of these dividends.
As of March 31, 2016, OneBeacon Ltd. and its intermediate holding companies had $62 million of net unrestricted cash, short-term investments and fixed maturity investments and $33 million of common equity securities outside of its regulated and unregulated insurance operating subsidiaries.

HG Global/BAM:
At March 31, 2016, HG Global had $619 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. HG Global did not declare or pay any preferred dividends in the first quarter of 2016. As of March 31, 2016, HG Global has accrued $151 million of dividends payable to holders of its preferred shares, $146 million of which is payable to White Mountains and eliminated in consolidation.
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
Effective January 1, 2014, HG Global and BAM agreed to change the interest rate on the BAM Surplus Notes for the five years ending December 31, 2018 from a fixed rate of 8% to a variable rate equal to the one-year U.S. treasury rate plus 300 basis points, set annually, which is 3.54% for 2016. Prior to the end of 2018, BAM has the option to extend the variable rate period for an additional three years.  At the end of the variable rate period, the interest rate will be fixed at the higher of the then current variable rate or 8%.  BAM is required to seek regulatory approval to pay interest and principal on its surplus notes only when adequate capital resources have accumulated beyond BAM’s initial capitalization and a level that continues to support its outstanding obligations, business plan and ratings.

Other Operations:
During the first quarter of 2016, White Mountains contributed $15 million to WM Advisors. During the first quarter of 2016, WM Advisors did not pay any dividends to its immediate parent. At March 31, 2016, WM Advisors had $20 million of net unrestricted cash, short-term investments and fixed maturity investments.
During the first quarter of 2016, White Mountains paid a $5 million common share dividend. At March 31, 2016, the Company and its intermediate holding companies had $62 million of net unrestricted cash, short-term investments and fixed maturity investments, $173 million of common equity securities and $44 million of other long-term investments included in its Other Operations segment.

WM Life Re Keep-Well Agreement
Sirius Group initially fronted the reinsurance contracts covering guaranteed living and death benefits of Japanese variable annuity contracts for, and was 100% reinsured by, WM Life Re. In October 2013, White Mountains and Tokio Marine completed a novation whereby Sirius Group’s obligations on the reinsurance contracts were transferred to WM Life Re. As a result, Sirius Group no longer has any obligation or liability relating to these agreements. In connection with this novation agreement, White Mountains and Life Re Bermuda entered into a keep-well agreement, which obligates White Mountains to make capital contributions to Life Re Bermuda in the event that Life Re Bermuda’s shareholder’s equity falls below $75 million, provided however that in no event shall the amount of all capital contributions made by White Mountains under this agreement exceed $127 million. At March 31, 2016, Life Re Bermuda had $76 million of shareholder’s equity and White Mountains’s maximum capital commitment under the keep-well agreement was $111 million. WM Life Re is in runoff and all of its contracts will mature by June 30, 2016.
The summary balance sheet below presents Life Re Bermuda’s net assets at March 31, 2016 reported to Tokio Marine as required under the terms of the novation agreement:

March 31,
Millions	2016
Cash and short-term investments	$34.7
Investments	35.1
Reinsurance premium receivable	.2
Settlements due from brokers and dealers	(.4)
Derivative instruments	13.1
Total assets	82.7

Variable annuity liabilities	.1
Death and living benefit payable	.1
Counterparty collateral held	5.4
Intercompany line of credit outstanding	—
Accounts payable and accrued expenses	1.1
Total liabilities	6.7
Total shareholder’s equity	$76.0

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
Insurance float can increase in a number of ways, including through acquisitions of insurance and reinsurance operations, organic growth in existing insurance and reinsurance operations and recognition of losses that do not immediately cause a corresponding reduction in investment assets.  Conversely, insurance float can decrease in a number of other ways, including sales of insurance and reinsurance operations, shrinking or runoff of existing insurance and reinsurance operations, the acquisition of operations that do not have substantial investment assets (e.g., an agency) and the recognition of gains that do not cause a corresponding increase in investment assets.  It is White Mountains’s intention to generate low-cost float over time through a combination of acquisitions and organic growth in its existing insurance and reinsurance operations. However, White Mountains seeks to increase book value per share, which sometimes reduces insurance float, such as in the sale of Sirius Group and the OneBeacon Runoff Transaction.

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
The following table illustrates White Mountains’s consolidated insurance float position as of March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
($ in millions)	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Loss and LAE reserves	$1,349.6	$1,649.5	$2,999.1	$1,395.8	$1,644.4	$3,040.2
Unearned insurance and reinsurance premiums	626.5	501.3	1,127.8	612.6	342.2	954.8
Ceded reinsurance payable	31.8	132.4	164.2	30.5	67.1	97.6
Funds held under insurance and reinsurance contracts	134.9	57.0	191.9	137.8	52.9	190.7
Deferred tax on safety reserve (1)	—	290.6	290.6	—	279.2	279.2
Insurance liabilities	2,142.8	2,630.8	4,773.6	2,176.7	2,385.8	4,562.5

Cash in regulated insurance and reinsurance subsidiaries	$46.5	$129.7	$176.2	$43.9	$129.2	$173.1
Reinsurance recoverable on paid and unpaid losses	167.5	297.3	464.8	194.0	293.3	487.3
Insurance and reinsurance premiums receivable	234.3	483.3	717.6	223.3	323.6	546.9
Funds held by ceding entities	—	93.0	93.0	—	90.6	90.6
Deferred acquisition costs	109.8	91.6	201.4	107.6	74.6	182.2
Ceded unearned insurance and reinsurance premiums	36.3	134.7	171.0	29.5	87.7	117.2
Insurance assets	594.4	1,229.6	1,824.0	598.3	999.0	1,597.3

Insurance float	$1,548.4	$1,401.2	$2,949.6	$1,578.4	$1,386.8	$2,965.2
Insurance float as a multiple of total adjusted capital	0.3x	N/A	0.6x	0.3x	N/A	0.6x
Insurance float as a multiple of White Mountains’s common shareholders’ equity	0.4x	N/A	0.8x	0.4x	N/A	0.8x
(1) While classified as a liability for GAAP purposes, as a result of the indefinite deferral of these taxes, Swedish regulatory authorities apply no taxes to the safety reserve when calculating solvency capital under Swedish insurance regulations. Accordingly, under local statutory requirements, an amount equal to the deferred tax liability on Sirius International’s safety reserve is included in solvency capital.

During the first quarter of 2016, insurance float from continuing operations decreased by $30 million, primarily due to a highly competitive market and strategic underwriting decisions that resulted in a slight contraction of OneBeacon’s insurance operations. In April 2016, White Mountains completed its sale of the Sirius Group. Had this transaction been completed on March 31, 2016, White Mountains’s total insurance float would have decreased by $1.4 billion.

Financing

The following table summarizes White Mountains’s capital structure as of March 31, 2016 and December 31, 2015:

($ in millions)	March 31, 2016	December 31, 2015
WTM Bank Facility	$150.0	$50.0
OBH Senior Notes, carrying value	272.9	272.9
OneBeacon Bank Facility	—	—
Tranzact Bank Facility, carrying value	92.5	102.9
MediaAlpha Bank Facility, carrying value	17.2	14.7
Total debt in continuing operations	532.6	440.5
Debt included in discontinued operations (1)	403.6	403.5
Total debt	936.2	844.0
Non-controlling interest—OneBeacon Ltd.	243.4	245.6
Non-controlling interest—SIG Preference Shares	250.0	250.0
Non-controlling interests—other, excluding mutuals and reciprocals	114.8	115.2
Total White Mountains’s common shareholders’ equity	3,785.9	3,913.2
Total capital (2)	5,330.3	5,368.0

Total debt to total capital	18%	16%
Total debt and SIG Preference Shares to total capital	22%	20%
(1) See Note 17 - “Discontinued Operations”.
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
White Mountains has an unsecured revolving credit facility with a syndicate of lenders administered by Wells Fargo Bank, N.A., which has a total commitment of $425 million and a maturity date of August 14, 2018 (the “WTM Bank Facility”). During the first quarter of 2016, White Mountains borrowed $100 million under the WTM Bank Facility. As of March 31, 2016, the WTM Bank Facility had an outstanding balance of $150 million. Subsequent to the closing of the Sirius Group sale in April 2016, White Mountains repaid the $150 million outstanding on the WTM Bank Facility.
OneBeacon Ltd. and OneBeacon U.S. Holdings, Inc. (“OBH”), as co-borrowers and co-guarantors, have an unsecured revolving credit facility with a syndicate of lenders administered by U.S. Bank, N.A., which has a total commitment of $65 million and a maturity date of September 29, 2019 (the “OneBeacon Bank Facility”). As of March 31, 2016 the OneBeacon Bank Facility was undrawn.
The WTM Bank Facility and OneBeacon Bank Facility each contain various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards.
Tranzact has a secured credit facility with a syndicate of lenders administered by The PrivateBank and Trust Company that has a maturity date of October 10, 2019 (the “Tranzact Bank Facility”). Tranzact Bank Facility consists of a $101 million term loan facility, which had an outstanding balance of $91 million as of March 31, 2016, and a revolving credit facility for $15 million, which had an outstanding balance of $3 million as of March 31, 2016.
The Tranzact Bank Facility is secured by intellectual property and the common stock of Tranzact and its subsidiaries and contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings, including a minimum fixed charge coverage ratio and a maximum leverage ratio.
On July 23, 2015, MediaAlpha entered into a credit facility with Opus Bank, which has a total commitment of $20 million and has a maturity date of July 23, 2019 (the “MediaAlpha Bank Facility”).  The MediaAlpha Bank Facility consists of a $15 million term loan facility, which was fully drawn as of March 31, 2016, and a revolving credit facility for $5 million, which had an outstanding balance of $3 million as of March 31, 2016.
The MediaAlpha Bank Facility is secured by intellectual property and the common stock of MediaAlpha’s subsidiaries and contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings, including a maximum leverage ratio.

In November 2012, OBH issued $275 million face value of senior unsecured debt through a public offering (the “OBH Senior Notes”), which are fully and unconditionally guaranteed as to the payment of principal and interest by OneBeacon Ltd. The OBH Senior Notes were issued under indentures that contain restrictive covenants which, among other things, limit the ability of OneBeacon Ltd., OBH and their respective subsidiaries to create liens and enter into sale and leaseback transactions and limits the ability of OneBeacon Ltd., OBH and their respective subsidiaries to consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which OneBeacon Ltd. or OBH must adhere.
It is possible that, in the future, one or more of the rating agencies may lower White Mountains’s existing ratings. If one or more of its ratings were lowered, White Mountains could incur higher borrowing costs on future borrowings and its ability to access the capital markets could be impacted.

Covenant Compliance
At March 31, 2016, White Mountains was in compliance with all of the covenants under all of its debt facilities and expects to remain in compliance with these covenants for the foreseeable future.

Share Repurchases

White Mountains’s board of directors has authorized the Company to repurchase its common shares, from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. As of March 31, 2016, White Mountains may repurchase an additional 1,255,587 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its board of directors.
The following table presents common shares repurchased by the Company during the first quarter and the first four months of 2016 and 2015, as well as the average price per share as a percent of the adjusted book value per share as of March 31, 2016 and 2015. For the 2016 periods, the average price per share as a percent of adjusted book value per share including the estimated gain from the Sirius Group transaction is also presented. See page 51 for the estimated gain on the Sirius Group transaction.

				Average price per share as % of
					Adjusted book
			Average		value per share,
	Shares	Cost	price	Adjusted book	including estimated
Dates	Repurchased	(millions)	per share	value per share (1)	gain on Sirius sale

1st quarter 2016 (2)	228,688	$172.7	$755.36	107%	95%
April 2016	356,423	287.5	806.52	114%	102%
Year-to-date April 30, 2016	585,111	$460.2	$786.53	112%	99%

1st quarter 2015 (2)	17,520	$11.1	$631.56	95%	N/A
April 2015	—	—	—		N/A
Year-to-date April 30, 2015	17,520	$11.1	$631.56	95%	N/A
(1) Average price per share is expressed as a percentage of White Mountains's adjusted book value per share as of March 31, 2016 for the 2016 periods presented and as of March 31, 2015 for the 2015 periods presented.
(2) Includes 8,022 and 10,802 common shares repurchased by the Company during the first quarter of 2016 and 2015 to satisfy employee income tax withholding pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not reduce the board authorization referred to above.

OneBeacon
In 2007, OneBeacon’s board authorized management to repurchase up to $200 million of OneBeacon’s Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. Since the inception of this authorization, OneBeacon has repurchased and retired 6.7 million of its Class A common shares. During the three months ended March 31, 2016, OneBeacon repurchased 850,349 of its common shares under the share repurchase authorization for $11 million at an average share price of $12.42. No shares were repurchased under the share repurchase authorization during the three months ended March 31, 2015. The amount of authorization remaining is $75 million as of March 31, 2016.
During the first quarter of 2016, OneBeacon also repurchased 64,981 common shares for $1 million to satisfy employee income tax withholding, pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not reduce the board authorization referred to above.

Cash Flows

Detailed information concerning White Mountains’s cash flows during the three months ended March 31, 2016 and 2015 follows:

Cash flows from continuing operations for the three months ended March 31, 2016 and March 31, 2015
Net cash provided from continuing operations was $42 million in the first three months of 2016 and $43 million in the first three months of 2015, as a decrease in net cash flows from operations at OneBeacon was substantially offset by an increase in net cash flows from Other Operations. The decrease at OneBeacon was due primarily to higher incentive compensation payments, lower premium collections and higher loss payments in the first quarter of 2016 relative to the first quarter of 2015. The increase in net cash flows from Other Operations was due primarily to lower incentive compensation payments in the first quarter of 2016, resulting from a delay in compensation payments until the closing of the Sirius Group sale in April 2016, and from sales and settlements of derivative instruments at WM Life Re as its business runs off. White Mountains does not believe these trends will have a meaningful impact on its future liquidity or its ability to meet its future cash requirements.

Cash flows from investing and financing activities for the three months ended March 31, 2016
Financing and Other Capital Activities
During the first quarter of 2016, the Company declared and paid a $5 million cash dividend to its common shareholders.
During the first quarter of 2016, the Company repurchased and retired 228,688 of its common shares for $173 million, which included 8,022 common shares repurchased under employee benefit plans.
During the first quarter of 2016, White Mountains borrowed a total of $100 million under the WTM Bank Facility.
During the first quarter of 2016, OneBeacon Ltd. declared and paid $20 million of cash dividends to its common shareholders. White Mountains received a total of $15 million of these dividends.
During the first quarter of 2016, HG Global raised $6 million of additional capital through the issuance of preferred shares, 97% of which were purchased by White Mountains. HG Global used $3 million of the proceeds to repay and cancel an internal credit facility with White Mountains.
During the first quarter of 2016, BAM received $7 million in surplus contributions from its members.
During the first quarter of 2016, Tranzact repaid a total of $3 million under the term loan portion and borrowed $5 and repaid $13 million under the revolving loan portion of the Tranzact Bank Facility.
During the first quarter of 2016, MediaAlpha borrowed $3 million under the revolving loan portion of the MediaAlpha Bank Facility.
During the first quarter of 2016, White Mountains contributed $15 million to WM Advisors.

Acquisitions and Dispositions
In January 2016, Wobi settled its acquisition of the remaining share capital of Cashboard for NIS 16 million (approximately $4 million based upon the foreign exchange spot rate at the date of acquisition).
On February 1, 2016, Symetra closed its definitive merger agreement with Sumitomo Life and White Mountains received proceeds of $658 million, or $32.00 per Symetra common share.
On February 26, 2016, White Mountains paid $8 million in settlement of the contingent purchase adjustment for its acquisition of MediaAlpha in 2014.

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
During the first quarter of 2015, BAM received $5 million in surplus contributions from its members.
During the first quarter of 2015, Tranzact repaid a total of $1 million under the term loan portion and borrowed $5 million under the revolving portion of the Tranzact Bank Facility.
During the first quarter of 2015, White Mountains contributed $8 million to WM Life Re.

Acquisitions and Dispositions
On February 23, 2015, Wobi acquired 56.2% of the outstanding share capital of Cashboard for NIS 10 million (approximately $2 million based upon the foreign exchange spot rate at the date of acquisition).

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
As of March 31, 2016, approximately 89% of the investment portfolio (including investments in discontinued operations) recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturity securities, primarily investments in U.S. Treasuries, common equity securities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturity securities including corporate debt, state and other governmental debt, convertible fixed maturity securities and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Investments valued using Level 2 inputs also include certain ETFs that track US stock indices such as the S&P 500 but are traded on foreign exchanges and that management values using the fund’s published NAV to account for the difference in market close times. Level 3 fair value estimates based upon unobservable inputs include White Mountains’s investments in surplus notes, as well as certain investments in fixed maturity investments, common equity securities and other long-term investments where quoted market prices are unavailable or are not considered reasonable.

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

Variable Annuity Reinsurance Liabilities
White Mountains has entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. White Mountains carries the benefit guarantees at fair value. The fair value of the guarantees is estimated using actuarial and capital market assumptions related to the projected discounted cash flows over the term of the reinsurance agreement. The valuation uses assumptions about surrenders rates, market volatilities and other factors, and includes a risk margin which represents the additional compensation a market participant would require to assume the risks related to the business. The selection of surrender rates, market volatility assumptions, risk margins and other factors require the use of significant management judgment. Assumptions regarding future policyholder behavior, including surrender and lapse rates, are generally unobservable inputs and significantly impact the fair value estimate. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates as well as variations in actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the fair value of the liabilities associated with these guarantees that could materially affect results of operations. White Mountains’s variable annuity reinsurance liability of $0.1 million is classified as a Level 3 measurement at March 31, 2016.

NON-GAAP FINANCIAL MEASURES

This report includes three non-GAAP financial measures that have been reconciled to their most comparable GAAP financial measures. White Mountains believes these measures to be more relevant than comparable GAAP measures in evaluating White Mountains’s results of operations and financial condition.
Adjusted comprehensive income is a non-GAAP financial measure that, for periods that White Mountains accounted for its investment in Symetra under the equity method, excludes the change in equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes, from comprehensive income. White Mountains accounted for its investment in Symetra under the equity method until November 5, 2015, when it changed its accounting to fair value. In the calculation of comprehensive income under GAAP, fixed maturity investments are marked-to-market while the liabilities to which those assets are matched are not. Symetra attempts to earn a “spread” between what it earns on its investments and what it pays out on its products. In order to try to fix this spread, Symetra invests in a manner that tries to match the duration and cash flows of its investments with the required cash outflows associated with its life insurance and structured settlements products. As a result, Symetra typically earns the same spread on in-force business whether interest rates fall or rise. Further, at any given time, some of Symetra’s structured settlement obligations may extend 40 or 50 years into the future, which is further out than the longest maturing fixed maturity investments regularly available for purchase in the market (typically 30 years). For these long-dated products, Symetra is unable to fully match the obligation with assets until the remaining expected payout schedule comes within the duration of securities available in the market. If at that time, these fixed maturity investments have yields that are lower than the yields expected when the structured settlement product was originally priced, the spread for the product will shrink and Symetra will ultimately harvest lower returns for its shareholders. GAAP comprehensive income increases when rates decline, which would suggest an increase in the value of Symetra - the opposite of what is happening to the intrinsic value of the business. Therefore, White Mountains’s management and Board of Directors historically used adjusted comprehensive income when assessing Symetra’s quarterly financial performance. In addition, this measure is typically the predominant component of change in adjusted book value per share, which is used in calculation of White Mountains’s performance for both short-term (annual bonus) and long-term incentive plans. The reconciliation of comprehensive income to adjusted comprehensive income is included on page 52.
Adjusted book value per share is a non-GAAP measure which is derived by expanding the GAAP calculation of book value per share to exclude equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes, for periods that White Mountains accounted for its investment in Symetra under the equity method. In addition, the number of common shares outstanding used in the calculation of adjusted book value per White Mountains common share are adjusted to exclude unearned restricted common shares, the compensation cost of which, at the date of calculation, has yet to be amortized. The reconciliation of adjusted book value per share to GAAP book value per share is included on page 50.
Total capital at White Mountains is comprised of White Mountains’s common shareholders’ equity, debt and non-controlling interests other than non-controlling interests attributable to mutuals and reciprocals. Total adjusted capital excludes the equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes, from total capital for periods that White Mountains accounted for its investment in Symetra under the equity method. The reconciliation of total capital to total adjusted capital is included on page 68.

CRITICAL ACCOUNTING ESTIMATES

Refer to the Company’s 2015 Annual Report on Form 10-K for a complete discussion regarding White Mountains’s critical accounting estimates.

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

These statements are based on certain assumptions and analyses made by White Mountains in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform with its expectations and predictions is subject to a number of risks and uncertainties that could cause actual results to differ materially from expectations, including:

•	the risks associated with Item 1A of White Mountains’s 2015 Annual Report on Form 10-K;

•	claims arising from catastrophic events, such as hurricanes, earthquakes, floods, fires, terrorist attacks or severe winter weather;

•	the continued availability of capital and financing;

•	general economic, market or business conditions;

•	business opportunities (or lack thereof) that may be presented to it and pursued;

•	competitive forces, including the conduct of other property and casualty insurers and reinsurers;

•	changes in domestic or foreign laws or regulations, or their interpretation, applicable to White Mountains, its competitors or its customers;

•	an economic downturn or other economic conditions adversely affecting its financial position;

•	recorded loss reserves subsequently proving to have been inadequate;

•	actions taken by ratings agencies from time to time, such as financial strength or credit ratings downgrades or placing ratings on negative watch; and

•	other factors, most of which are beyond White Mountains’s control.

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

Refer to White Mountains’s 2015 Annual Report on Form 10-K and in particular Item 7A. - “Quantitative and Qualitative Disclosures About Market Risk”.

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
There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2016.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

Tribune Company
In June 2011, Deutsche Bank Trust Company Americas, Law Debenture Company of New York and Wilmington Trust Company (collectively referred to as “Plaintiffs”), in their capacity as trustees for certain senior notes issued by the Tribune Company (“Tribune”), filed lawsuits in various jurisdictions (the “Noteholder Actions”) against numerous defendants including OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune seeking recovery of the proceeds from the sale of common stock of Tribune in connection with Tribune’s leveraged buyout in 2007 (the “LBO”). Tribune filed for bankruptcy in 2008 in the Delaware bankruptcy court (the “Bankruptcy Court”). The Bankruptcy Court granted Plaintiffs permission to commence these LBO-related actions, and in 2011, the Judicial Panel on Multidistrict Litigation granted a motion to consolidate the actions for pretrial matters and transferred all such proceedings to the United States District Court for the Southern District of New York. Plaintiffs seek recovery of the proceeds received by the former Tribune shareholders on a theory of constructive fraudulent transfer asserting that Tribune purchased or repurchased its common shares without receiving fair consideration at a time when it was, or as a result of the purchases of shares, was rendered, insolvent. OneBeacon has entered into a joint defense agreement with other affiliates of White Mountains that are defendants in the action. OneBeacon received approximately $32.0 million for Tribune common stock tendered in connection with the LBO.
The Court granted an omnibus motion to dismiss the Noteholder Actions in September 2013 and plaintiffs appealed. On March 29, 2016, a three judge panel of the U.S Second Circuit Court of Appeals affirmed the dismissal of the Noteholders Action. The plaintiffs may now accept the decision, ask the three judge panel to reconsider, file a motion for a rehearing en banc or seek a writ of certiorari to the U.S. Supreme Court.
        In addition, OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. This matter was consolidated for pretrial matters with the Noteholder Actions in the United States District Court for the Southern District of New York and was stayed pending the motion to dismiss in the Noteholder Action. An omnibus motion to dismiss the shareholder defendants in the Committee Action was filed in May 2014. No amount has been accrued in connection with this matter as of March 31, 2016, as the amount of loss, if any, cannot be reasonably estimated.

Item 1A. Risk Factors.

There have been no material changes to any of the risk factors previously disclosed the Registrant’s 2015 Annual Report on Form 10-K.

Item 2.	Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
January 1-January 31, 2016	8,022	$726.81	—	476,253
February 1-February 29, 2016	85,029	$732.22	85,029	1,391,224
March 1-March 31, 2016	135,637	$771.56	135,637	1,255,587
Total	228,688	$755.36	220,666	1,255,587
(1) On August 27, 2015, White Mountains’s board of directors authorized the Company to repurchase up to 500,000 of its common shares, from time to time, subject to market conditions.  On February 26, 2016, White Mountains’s board of directors authorized the Company to purchase an additional 1 million common shares. Shares may be repurchased on the open market or through privately negotiated transactions. The repurchase authorization does not have a stated expiration.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits
10.1
Second Amendment dated as of June 1, 2015 to the Amended and Restated Investment Management Agreement dated as of December 23, 2014 by and between White Mountains Advisors LLC and OneBeacon Insurance Group, Ltd. *

10.2
Third Amendment dated as of February 10, 2016 to the Amended and Restated Investment Management Agreement dated as of December 23, 2014 by and between White Mountains Advisors LLC and OneBeacon Insurance Group, Ltd. *

	10.3		OneBeacon’s 2016 Management Incentive Plan. *
	11	—	Statement Re Computation of Per Share Earnings. **
	31.1	—	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. *
	31.2	—	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) of the Securities Exchange Act of 1934, as Amended. *
	32.1	—	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
	32.2	—	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
	101.1	—
The following financial information from White Mountains’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL: (i) Consolidated Balance Sheets, March 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations and Comprehensive Income, Three Months Ended March 31, 2016 and 2015; (iii) Consolidated Statements of Changes in Equity, Three Months Ended March 31, 2016 and 2015; (iv) Consolidated Statements of Cash Flows, Three Months Ended March 31, 2016 and 2015; and (v) Notes to Consolidated Financial Statements. *

*	Included herein
**	Not included as an exhibit as the information is contained elsewhere within this report. See Note 11 - “Earnings Per Share” of the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date:	May 2, 2016	By: /s/ J. Brian Palmer
J. Brian Palmer
Managing Director and Chief Accounting Officer