Form 10-Q
period 2016-06-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2016-08-03
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2016

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

As of July 31, 2016, 4,930,938 common shares with a par value of $1.00 per share were outstanding (which includes 66,469 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Part I.FINANCIAL INFORMATION.

Item 1.	Financial Statements
WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

(Millions, except share amounts)	June 30, 2016	December 31, 2015
Assets	Unaudited
Fixed maturity investments, at fair value	$4,362.8	$2,630.2
Short-term investments, at amortized cost (which approximates fair value)	421.8	211.2
Common equity securities, at fair value	407.5	1,113.9
Other long-term investments	329.2	315.8
Total investments	5,521.3	4,271.1
Cash (restricted: $0.0 and $5.8)	135.0	173.0
Reinsurance recoverable on unpaid losses	162.8	186.0
Reinsurance recoverable on paid losses	20.7	7.5
Insurance premiums receivable	240.4	220.3
Deferred acquisition costs	113.9	107.6
Deferred tax asset	122.2	112.8
Ceded unearned insurance premiums	34.5	29.5
Accrued investment income	16.0	13.9
Accounts receivable on unsettled investment sales	21.5	41.9
Goodwill and intangible assets	53.3	55.4
Other assets	239.4	273.2
Assets held for sale	384.6	4,790.4
Total assets	$7,065.6	$10,282.6
Liabilities
Loss and loss adjustment expense reserves	$1,376.6	$1,389.8
Unearned insurance premiums	619.7	610.5
Debt	289.8	337.6
Accrued incentive compensation	106.3	140.7
Ceded reinsurance payable	23.9	29.9
Funds held under insurance contracts	140.9	137.8
Accounts payable on unsettled investment purchases	69.9	—
Other liabilities	188.5	199.9
Liabilities held for sale	150.6	3,068.4
Total liabilities	2,966.2	5,914.6
Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share - authorized 50,000,000 shares;
issued and outstanding 4,963,921 and 5,623,735 shares	5.0	5.6
Paid-in surplus	868.1	972.6
Retained earnings	3,006.6	3,084.9
Accumulated other comprehensive loss, after tax:
Net unrealized foreign currency translation losses	(.7)	(145.6)
Pension liability and other	(3.8)	(4.3)
Total White Mountains’s common shareholders’ equity	3,875.2	3,913.2
Non-controlling interests	224.2	454.8
Total equity	4,099.4	4,368.0
Total liabilities and equity	$7,065.6	$10,282.6
 See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except per share amounts)	2016	2015	2016	2015
Revenues:
Earned insurance premiums	$274.7	$321.8	$556.8	$611.1
Net investment income	19.2	13.2	37.1	25.8
Net realized and unrealized investment gains (losses)	28.1	(15.0)	57.6	10.0
Other revenue	36.2	48.7	76.0	76.1
Total revenues	358.2	368.7	727.5	723.0
Expenses:
Loss and loss adjustment expenses	182.0	196.2	343.1	364.1
Insurance acquisition expenses	50.1	57.8	102.8	110.8
Other underwriting expenses	51.0	53.0	106.4	109.0
General and administrative expenses	73.1	63.4	160.2	134.3
Interest expense	4.1	3.4	8.6	6.9
Total expenses	360.3	373.8	721.1	725.1

Pre-tax (loss) income from continuing operations	(2.1)	(5.1)	6.4	(2.1)

Income tax benefit (expense)	6.0	2.2	15.7	(2.4)

Net income (loss) from continuing operations	3.9	(2.9)	22.1	(4.5)

Gain (loss) from sale of discontinued operations, net of tax	366.6	(.1)	366.6	7.9

Net (loss) income from discontinued operations, net of tax	(8.0)	(.4)	(6.9)	62.9

Income (loss) before equity in earnings of unconsolidated affiliates	362.5	(3.4)	381.8	66.3

Equity in earnings of unconsolidated affiliates, net of tax	—	6.8	—	14.1

Net income	362.5	3.4	381.8	80.4
Net (income) loss attributable to non-controlling interests	(21.4)	.9	(27.7)	8.2

Net income attributable to White Mountains’s common shareholders	341.1	4.3	354.1	88.6

Other comprehensive (loss) income, net of tax:
Change in equity in net unrealized gains from investments in Symetra common shares, net of tax	—	(61.8)	—	(32.9)
Change in foreign currency translation, pension liability and other, net of tax	—	.2	.1	.2
Change in foreign currency translation and other from discontinued operations, net of tax	(5.2)	44.0	32.0	(43.6)
Recognition of foreign currency translation and other from sale of Sirius Group, net of tax	113.3	—	113.3	—

Comprehensive income (loss)	449.2	(13.3)	499.5	12.3
Other comprehensive (loss) income attributable to non-controlling interests	—	—	—	—
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$449.2	$(13.3)	$499.5	$12.3

Income (loss) per share attributable to White Mountains’s common shareholders
Basic income per share
Continuing operations	$(3.44)	$.80	$(1.07)	$2.96
Discontinued operations	70.37	(.08)	67.64	11.84
Total consolidated operations	$66.93	$.72	$66.57	$14.80

Diluted income per share
Continuing operations	$(3.43)	$.80	$(1.06)	$2.96
Discontinued operations	70.22	(.08)	67.56	11.84
Total consolidated operations	$66.79	$.72	$66.50	$14.80

Dividends declared per White Mountains’s common share	$—	$—	$1.00	$1.00
 See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited

	White Mountains’s Common Shareholders’ Equity
(Millions)	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2016	$978.2	$3,084.9	$(149.9)	$3,913.2	$454.8	$4,368.0

Net income	—	354.1	—	354.1	27.7	381.8
Net change in foreign currency translation	—	—	32.0	32.0	—	32.0
Net change in pension liability and other accumulated comprehensive items	—	—	.1	.1	—	.1
Recognition of foreign currency translation and other accumulated comprehensive items from the sale of Sirius Group	—	—	113.3	113.3	—	113.3
Total comprehensive income	—	354.1	145.4	499.5	27.7	527.2
Dividends declared on common shares	—	(5.4)	—	(5.4)	—	(5.4)
Dividends to non-controlling interests	—	—	—	—	(12.1)	(12.1)
Repurchases and retirements of common shares	(120.4)	(427.0)	—	(547.4)	—	(547.4)
Issuances of common shares	9.1	—	—	9.1	—	9.1
Deconsolidation of non-controlling interests associated with the sale of Sirius Group	—	—	—	—	(250.0)	(250.0)
Acquisition from non-controlling interests - OneBeacon	(2.7)	—	—	(2.7)	(8.8)	(11.5)
Issuance of shares to non-controlling interests	—	—	—	—	.3	.3
Net contributions from non-controlling interests	—	—	—	—	11.9	11.9
Amortization of restricted share awards	8.9	—	—	8.9	.4	9.3
Balance at June 30, 2016	$873.1	$3,006.6	$(4.5)	$3,875.2	$224.2	$4,099.4

	White Mountains’s Common Shareholders’ Equity
(Millions)	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2015	$1,034.7	$3,010.5	$(49.5)	$3,995.7	$542.7	$4,538.4

Net income (loss)	—	88.6	—	88.6	(8.2)	80.4
Net change in unrealized gains from investments in unconsolidated affiliates	—	—	(32.9)	(32.9)	—	(32.9)
Net change in foreign currency translation	—	—	(43.8)	(43.8)	(.1)	(43.9)
Net change in pension liability and other accumulated comprehensive items	—	—	.4	.4	.1	.5
Total comprehensive income (loss)	—	88.6	(76.3)	12.3	(8.2)	4.1
Dividends declared on common shares	—	(6.0)	—	(6.0)	—	(6.0)
Dividends to non-controlling interests	—	—	—	—	(21.9)	(21.9)
Repurchases and retirements of common shares	(8.8)	(23.9)	—	(32.7)	—	(32.7)
Issuances of common shares	.9	—	—	.9	—	.9
Redemption of Prospector Offshore Fund	—	—	—	—	(31.5)	(31.5)
Acquisition from non-controlling interests - Other	(2.2)	—	—	(2.2)	(2.7)	(4.9)
Net contributions from non-controlling interests	—	—	—	—	5.8	5.8
Amortization of restricted share awards	6.6	—	—	6.6	(.3)	6.3
Balance at June 30, 2015	$1,031.2	$3,069.2	$(125.8)	$3,974.6	$483.9	$4,458.5
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Millions)	2016	2015
Cash flows from operations:	Unaudited	Unaudited
Net income	$381.8	$80.4
Charges (credits) to reconcile net income to net cash used for operations:
Net realized and unrealized investment gains	(57.6)	(10.0)
Deferred income tax expense (benefit)	12.8	(6.3)
Net loss (income) from discontinued operations	6.9	(62.9)
Net gain on sale of discontinued operations	(366.6)	(7.9)
Net gain on sale of unconsolidated subsidiaries	—	(16.1)
Amortization and depreciation	22.5	20.9
Undistributed equity in earnings from unconsolidated affiliates, net of tax	—	(14.1)
Other operating items:
Net change in loss and loss adjustment expense reserves	(13.5)	7.0
Net change in reinsurance recoverable on paid and unpaid losses	10.0	5.8
Net change in unearned insurance premiums	8.9	39.0
Net change in deferred acquisition costs	(6.3)	(10.0)
Net change in funds held by ceding entities	—	(12.2)
Net change in ceded unearned premiums	(5.0)	(25.4)
Net change in funds held under insurance treaties	3.2	21.6
Net change in insurance premiums receivable	(19.5)	(52.5)
Net change in ceded reinsurance payable	(6.8)	34.6
Net change in restricted cash	5.8	2.8
Net change in other assets and liabilities, net	(120.7)	(17.5)
Net cash used for operations - continuing operations	(144.1)	(22.8)
Net cash used for operations - discontinued operations	(43.1)	(12.9)
Net cash used for operations	(187.2)	(35.7)
Cash flows from investing activities:
Net change in short-term investments	(207.7)	(49.7)
Sales of fixed maturity and convertible investments	1,453.5	680.8
Maturities, calls and paydowns of fixed maturity and convertible investments	316.5	136.7
Sales of common equity securities	851.3	306.8
Distributions and redemptions of other long-term investments	10.1	49.1
Sales of consolidated and unconsolidated subsidiaries, net of cash sold	2,248.5	24.0
Net settlement of investment cash flows with discontinued operations	(409.7)	7.3
Purchases of other long-term investments	(13.3)	(28.6)
Purchases of common equity securities	(141.4)	(275.1)
Purchases of fixed maturity and convertible investments	(3,467.0)	(953.6)
Purchases of consolidated and unconsolidated subsidiaries, net of cash acquired	(8.1)	(2.4)
Net change in unsettled investment purchases and sales	90.3	56.2
Net acquisitions of property and equipment	(3.7)	54.9
Net cash provided from investing activities - continuing operations	719.3	6.4
Net cash provided from investing activities - discontinued operations	229.6	59.3
Net cash provided from investing activities	948.9	65.7
Cash flows from financing activities:
Draw down of debt and revolving line of credit	102.5	15.0
Repayment of debt and revolving line of credit	(150.5)	(15.0)
Proceeds from issuances of common shares	3.7	—
Payments on capital lease obligation	(1.0)	(2.8)
Cash dividends paid to the Company’s common shareholders	(5.4)	(6.0)
Cash dividends paid to OneBeacon Ltd.’s non-controlling common shareholders	(9.5)	(9.9)
Common shares repurchased	(541.5)	(17.1)
OneBeacon Ltd. common shares repurchased and retired	(11.5)	(1.6)
Distribution to non-controlling interest shareholders	(.7)	(1.0)
Contributions to discontinued operations	(3.0)	(6.1)
Acquisition of additional shares from non-controlling interest	—	(9.1)
Payments of contingent consideration related to purchases of consolidated subsidiaries	(7.8)	—
Capital contributions from BAM members	16.7	11.5
Net cash used for financing activities - continuing operations	(608.0)	(42.1)
Net cash provided from (used for) financing activities - discontinued operations	9.0	(2.0)
Net cash used for financing activities	(599.0)	(44.1)
Effect of exchange rate changes on cash (excludes $0.0 and ($2.1) related to discontinued operations)	—	—
Net change in cash during the period - continuing operations	(32.8)	(58.5)
Cash balances at beginning of period (excludes restricted cash balances of $5.8 and $23.7 and discontinued operations cash balances of $148.9 and $114.5)	167.2	232.9
Cash held for sale at the beginning of period	1.2	2.1
Cash held for sale at the end of period	.6	2.7
Cash balances at end of period (excludes restricted cash balances of $0.0 and $20.9 and discontinued operations cash balances of $1.3 and $156.8)	$135.0	$173.8
Supplemental cash flows information:
Interest paid	$(.5)	$(73.3)
Net income tax refund from national governments	$13.5	$7.5
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation
These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of White Mountains Insurance Group, Ltd. (the “Company” or the “Registrant”), its subsidiaries (collectively, with the Company, “White Mountains”) and other entities required to be consolidated under GAAP. The Company is an exempted Bermuda limited liability company whose principal businesses are conducted through its insurance and reinsurance subsidiaries and affiliates. The Company’s headquarters is located at 26 Reid Street, Hamilton, Bermuda HM 11, its principal executive office is located at 80 South Main Street, Hanover, New Hampshire 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM 11.  White Mountains’s reportable segments are OneBeacon, HG Global/BAM and Other Operations.  As discussed further in Note 2 - “Significant Transactions”, on April 18, 2016, White Mountains completed its sale of Sirius International Insurance Group, Ltd., and its subsidiaries (collectively, “Sirius Group”) to CM International Holding PTE Ltd. (“CMI”), the Singapore-based investment arm of China Minsheng Investment Corp., Ltd. (See Note 2 - “Significant Transactions”). On June 9, 2016, White Mountains entered into an agreement to sell Tranzact Holdings, LLC (“Tranzact”) to an affiliate of Clayton, Dubilier & Rice, LLC, which was completed on July 21, 2016. Accordingly, for the quarter and six months ended June 30, 2016, Sirius Group and Tranzact have been presented as discontinued operations in the statement of operations and comprehensive income. Prior year amounts have been reclassified to conform to the current period’s presentation. The assets and liabilities of Tranzact are classified as held for sale in the balance sheet as of June 30, 2016 and December 31, 2015. The assets and liabilities of Sirius Group are classified as held for sale in the balance sheet as of December 31, 2015. (See Note 17 - “Discontinued Operations”).
The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of property and casualty insurance companies (collectively, “OneBeacon”). OneBeacon is a specialty property and casualty insurance writer that offers a wide range of insurance products in the United States through independent agencies, regional and national brokers, wholesalers and managing general agencies. As of June 30, 2016 and December 31, 2015, White Mountains owned 76.1% and 75.5% of OneBeacon Ltd.’s outstanding common shares.
The HG Global/BAM segment consists of HG Global Ltd. (“HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”). BAM is a municipal bond insurer domiciled in New York that was established in 2012 to provide insurance on bonds issued to support essential U.S. public purposes such as schools, utilities, core governmental functions and existing transportation facilities. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of surplus notes issued by BAM (the “BAM Surplus Notes”). HG Global, through its wholly-owned subsidiary, HG Re Ltd. (“HG Re”), also provides 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. As of June 30, 2016 and December 31, 2015, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. White Mountains does not have an ownership interest in BAM, which is a mutual insurance company owned by its members. However, GAAP requires White Mountains to consolidate BAM’s results in its financial statements. BAM’s results are attributed to non-controlling interests.
White Mountains’s Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), White Mountains’s variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd. (“Life Re Bermuda”), which completed its runoff with all of its contracts maturing by June 30, 2016, and its U.S.-based service provider, White Mountains Financial Services LLC (collectively, “WM Life Re”), and White Mountains’s ownership positions in QL Holdings, LLC (together with its subsidiaries “MediaAlpha”) and Wobi Insurance Agency Ltd. (“Wobi”). The Other Operations segment also includes Abiaka Holdings, LLC, Star & Shield Services LLC, Star & Shield Risk Management LLC (“SSRM”), and Star & Shield Claims Services LLC (collectively “Star & Shield”). Star & Shield provides management services for a fee to Star & Shield Insurance Exchange (“SSIE”), a reciprocal that is owned by its members, who are policyholders. White Mountains holds surplus notes issued by SSIE (the “SSIE Surplus Notes”) but does not have an ownership interest in SSIE. However, because SSRM’s role as the attorney-in-fact to SSIE gives it the power to direct the significant economic activities of SSIE, White Mountains is required to consolidate SSIE in its GAAP financial statements. SSIE’s results do not affect White Mountains’s common shareholders’ equity as they are attributable to non-controlling interests.

All significant intercompany transactions have been eliminated in consolidation. Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation. These interim financial statements include all adjustments considered necessary by management to fairly state the financial position, results of operations and cash flows of White Mountains. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company’s 2015 Annual Report on Form 10-K.
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

Recently Adopted Changes in Accounting Principles

Business Combinations - Measurement Period Adjustments
Effective January 1, 2016, White Mountains adopted ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires adjustments to provisional amounts recorded in connection with a business combination that are identified during the measurement period to be recorded in the reporting period in which the adjustment amounts are determined, rather than as retroactive adjustments to prior periods. White Mountains has not recognized any adjustments to estimated purchase accounting amounts for the year to date period ended June 30, 2016 and accordingly, there was no effect to White Mountains’s financial statements upon adoption.

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

Debt Issuance Costs
On January 1, 2016, White Mountains adopted ASU 2015-03, Imputation of Interest (ASC 835), which requires debt issuance costs to be presented as a deduction from the carrying amount of the related debt, consistent with the treatment required for debt discounts. The new guidance requires amortization of debt issuance costs to be classified within interest expense and also requires disclosure to the debt’s effective interest rate. White Mountains has applied the guidance retrospectively and as a result has reclassified $1.9 million of unamortized debt issuance costs from other assets to debt as of December 31, 2015, reflecting these amounts as a reduction from the related debt, and has modified its disclosures to include the required effective interest rate on its debt. As of June 30, 2016, the unamortized debt issuance costs included in debt is $2.0 million.

Recently Issued Accounting Pronouncements

Short-Duration Contracts
In May 2015, the FASB issued ASU 2015-09, Disclosures about Short Duration Contracts (ASC 944), which requires expanded footnote disclosures about loss and loss adjustment expense (“LAE”) reserves. Under the new guidance, some disclosures currently presented outside of White Mountains’s financial statements, such as loss development tables and a reconciliation of loss development data to the loss and LAE reserves reflected on the balance sheet, will become part of the financial statement footnotes. In addition, the loss development tables required to be presented under the new ASU must be presented on a disaggregated basis by accident year rather than by reporting year as currently presented. Some of the expanded disclosures are new requirements, such as the disclosure of reserves for losses incurred but not reported (“IBNR”) plus expected development on reported claims, which must be presented by accident year on a disaggregated basis. The new guidance also requires new disclosures about claim frequency data together with descriptions of the approach used to measure that data. Qualitative descriptions of methodologies and assumptions used to develop IBNR estimates must be presented together with the amounts of IBNR to which they relate, along with a discussion of any significant changes in methodology and assumptions and the related effect upon the loss reserves. The new guidance will be effective for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016 with retrospective restatement of prior periods required. White Mountains will modify its financial statement footnote disclosures to conform to the requirements of ASU 2015-09 upon adoption, including revisions to prior year’s disclosures.

Credit Losses
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (ASC 326), which establishes new guidance for the recognition of credit losses for financial assets measured at amortized cost. The new ASU, which applies to financial assets that have the contractual right to receive cash, including reinsurance receivables, requires reporting entities to estimate the credit losses expected over the life of a credit exposure using historical information, current information and reasonable and supportable forecasts that affect the collectability of the financial asset. ASU 2016-13 is effective for annual periods beginning after January 1, 2020, including interim periods. White Mountains is evaluating the expected impact of this new guidance.

Stock Compensation
In March 2016, the Board issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASC 718) which is intended to simplify certain aspects of the accounting for share-based compensation. The new guidance provides an accounting policy election to account for forfeitures by either applying an assumption, as required under existing guidance, or by recognizing forfeitures when they actually occur. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. White Mountains does not expect a significant effect upon adoption.

Leases
In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842). The new guidance requires lessees to recognize lease assets and liabilities on the balance sheet for both operating and financing leases, with the exception of leases with an original term of 12 months or less. Under existing guidance recognition of lease assets and liabilities is not required for operating leases. The lease assets and liabilities to be recognized are both measured initially based on the present value of the lease payments. Under the new guidance, a sale-leaseback transaction must meet the recognition criteria under ASC 606, Revenues in order to be accounted for as sale. The new guidance is effective for White Mountains for years beginning after December 15, 2018, including interim periods therein. White Mountains is evaluating the expected impact of this new guidance and available adoption methods.

Financial Instruments - Recognition and Measurement
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASC 825-10). The new guidance requires all equity securities with readily determinable fair values to be measured at fair value with changes therein recognized through current period earnings. In addition, the new ASU requires a qualitative assessment for equity investments without readily determinable fair values to identify impairment, and for impaired equity security investments to be measured at fair value. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. White Mountains has taken the fair value election for its portfolio of equity security investments and, accordingly, does not expect the adoption of ASU 2016-01 to have a significant impact on its financial statements.

Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606), which modifies the guidance for revenue recognition. The scope of the new ASU excludes insurance contracts but is applicable to certain fee arrangements, such as third party investment management fees charged by White Mountains Advisors as well as commissions and other non-insurance revenues. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (ASC 606), which delayed the effective date of ASU 2014-09 to annual and interim reporting periods beginning after December 15, 2017. White Mountains is in the process of evaluating the new guidance and has not yet determined the potential effect of adoption on its financial position, results of operations, or cash flows.

Note 2. Significant Transactions

Sale of Sirius Group
On April 18, 2016, White Mountains completed the sale of Sirius Group to CMI for approximately $2.6 billion. $161.8 million of this amount was used to purchase certain assets to be retained by White Mountains out of Sirius Group, including shares of OneBeacon. The amount paid at closing was based on an estimate of Sirius Group’s closing date tangible common shareholder’s equity. White Mountains recorded $366.6 million of gain from sale of Sirius Group in discontinued operations and $113.3 million in other comprehensive income from discontinued operations for a total increase to book value of $479.9 million in the second quarter of 2016.
Through April 18, 2016, Sirius Group’s results are reported as discontinued operations and assets and liabilities held for sale within White Mountains’s GAAP financial statements. Assets held for sale do not include White Mountains’s investment in OneBeacon and certain other investments that were held in the Sirius Group legal entities as of December 31, 2015. The value of these investments, net of related tax effects, was approximately $686.2 million, of which $528.6 million was Symetra common shares, as of December 31, 2015.
As part of the sale of Sirius Group, White Mountains purchased Ashmere Insurance Company (“Ashmere”), a subsidiary formerly owned by Sirius Group. Ashmere is currently under an agreement to be sold and the completion of the sale is pending regulatory approval. As of June 30, 2016, Ashmere's assets and liabilities are presented as held for sale.
The transactions to purchase of the investments in OneBeacon and the other investments held by Sirius Group prior to the closing are presented in the statement of cash flows as net settlement of investment cash flows with discontinued operations.
In connection with the transaction, White Mountains caused Sirius Group to purchase several industry loss warranty contracts to mitigate the potential impact of major events on Sirius Group’s balance sheet pending the close of the sale to CMI (the “ILW Covers”). The cost and potential economic benefit provided by the coverage under the ILW Covers inure to White Mountains. The contracts have expired. The following summarizes the ILW Covers:

Scope	Limit	Industry Loss Trigger
United States first event	$75.0 million	$40.0 billion
United States first event	$22.5 million	$50.0 billion
United States second event	$45.0 million	$15.0 billion
Japan first event	$25.0 million	$12.5 billion

Symetra
On February 1, 2016, White Mountains sold its investment in Symetra Financial Corporation (“Symetra”) for proceeds of $658.0 million, or $32.00 per share. (See Note 14 - “Investments in Unconsolidated Affiliates”).

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

Tranzact
White Mountains acquired 63.2% of Tranzact for a purchase price of $177.7 million in October 2014. Immediately following the closing, Tranzact completed a recapitalization that resulted in the return of $44.2 million to White Mountains. On June 9, 2016, White Mountains entered into an agreement to sell Tranzact to an affiliate of Clayton, Dubilier & Rice, LLC. As a result, Tranzact’s results are reported as discontinued operations and assets and liabilities held for sale within White Mountains’s GAAP financial statements. On July 21, 2016, White Mountains completed the sale of Tranzact and received net proceeds of $221.3 million. (See Note 17 - “Discontinued Operations”).

Wobi
On February 19, 2014, White Mountains acquired 54% of the outstanding common shares of Wobi for NIS 14.4 million (approximately $4.1 million based upon the foreign exchange spot rate at the date of acquisition).  During 2014, in addition to the common shares, White Mountains also purchased NIS 31.5 million (approximately $9.0 million based upon the foreign exchange spot rate at the dates of acquisition) of newly-issued convertible preferred shares of Wobi.  Wobi is the only price comparison/aggregation business in Israel, with an insurance carrier panel that represents 80% of the premiums written in the Israeli insurance market. Wobi sells four insurance lines of business, primarily personal auto, and operates as an agency, charging upfront commissions on all insurance policy sales. Wobi also offers a pension products comparison service for Israeli customers and is paid transaction fees when customers use the service to connect to companies that sell those pension products.
During the three and six months ended June 30, 2016, White Mountains purchased NIS 16.4 million (approximately $4.4 million based upon the foreign exchange spot rate at the dates of acquisition) of convertible preferred shares of Wobi, increasing its ownership share to 96.5% on a fully converted basis.
During 2015, Wobi acquired Tnuva Finansit Ltd. (“Cashboard”) in two transactions for a total of NIS 35.9 million (approximately $8.9 million based upon the foreign exchange spot rate at the dates of acquisition). The acquisition of Cashboard accelerated Wobi’s development of its pension products comparison service. As of the acquisition date, Wobi recognized total assets acquired of $5.5 million, including $0.3 million of goodwill and $2.8 million of other intangible assets and total liabilities assumed of $1.2 million at their estimated acquisition date fair values.

Star & Shield
On January 31, 2014, White Mountains acquired certain assets and liabilities of Star & Shield Holdings LLC, including SSRM, the attorney-in-fact for SSIE, for a purchase price of $1.8 million. SSIE is a Florida-domiciled reciprocal insurance exchange providing private passenger auto insurance to the public safety community and their families. White Mountains invested $21.0 million of surplus notes issued by SSIE. Principal and interest on the surplus notes are payable to White Mountains only with approval from the Florida Office of Insurance Regulation. SSIE is a variable interest entity (“VIE”). As a result of SSRM’s role as the attorney-in-fact to SSIE and the investment in SSIE’s Surplus Notes, White Mountains is required to consolidate SSIE.
In response to the significant increases in both frequency and severity of accidents in the private passenger automobile insurance market in the State of Florida, SSIE voluntarily ceased writing new policies effective July 1, 2016 and will voluntarily cease renewing policies at a future date, subject to regulatory approval.
As a result, in June 2016, White Mountains wrote down its investment in SSIE surplus notes to its estimated net realizable value of $1.0 million. White Mountains consolidates the issuer of the surplus notes, Star & Shield Insurance Exchange and, accordingly the impact of the write down is eliminated in pre-tax income. However, the write down resulted in a $20.0 million decrease to net income attributable to White Mountains's common shareholders and a corresponding increase to net income attributable to non-controlling interests.
At June 30, 2016 and December 31, 2015, consolidated amounts included total assets of $12.3 million and $14.2 million and total liabilities of $8.5 million and $30.3 million, respectively, of SSIE. For the three months ended June 30, 2016 and 2015, SSIE had pre-tax gain of $20.0 million and pre-tax loss of $0.8 million that were recorded in net gain (loss) attributable to non-controlling interests. For the six months ended June 30, 2016 and 2015, SSIE had pre-tax income of $19.9 million and pre-tax loss of $1.9 million that were recorded in net gain (loss) attributable to non-controlling interests. The decrease in total liabilities and increase in pre-tax income in the current year is due to the $20.0 million write down of the surplus notes at SSIE.

Note 3.  Loss and Loss Adjustment Expense Reserves

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activities of White Mountains’s insurance and reinsurance subsidiaries for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2016	2015	2016	2015
Gross beginning balance	$1,343.8	$1,304.0	$1,389.8	$1,342.2
Less beginning reinsurance recoverable on unpaid losses	(150.4)	(141.6)	(186.0)	(161.6)
Net loss and LAE reserves	1,193.4	1,162.4	1,203.8	1,180.6

SSIE reserves held for sale at beginning of the period (1)	5.3	6.5	5.5	7.7

Loss and LAE incurred relating to:
Current year losses	166.7	196.5	327.9	366.3
Prior year losses	15.3	(.3)	15.2	(2.2)
Total incurred losses and LAE	182.0	196.2	343.1	364.1

Loss and LAE paid relating to:
Current year losses	(38.1)	(43.9)	(61.2)	(67.2)
Prior year losses	(123.5)	(111.4)	(272.1)	(275.4)
Total loss and LAE payments	(161.6)	(155.3)	(333.3)	(342.6)

SSIE reserves held for sale at end of the period (1)	(5.3)	(6.1)	(5.3)	(6.1)

Net ending balance	1,213.8	1,203.7	1,213.8	1,203.7
Plus ending reinsurance recoverable on unpaid losses	162.8	147.1	162.8	147.1
Gross ending balance	$1,376.6	$1,350.8	$1,376.6	$1,350.8
(1) See Note 17 - “Discontinued Operations”.

Loss and LAE incurred relating to prior year losses for the three and six months ended June 30, 2016
For the three and six months ended June 30, 2016, White Mountains experienced net unfavorable loss reserve development of $15.3 million and $15.2 million.
During both the three and six months ended June 30, 2016, OneBeacon experienced net unfavorable loss reserve development of $15.4 million on prior accident year reserves. During both the three and six months ended June 30, 2016, the net unfavorable development was primarily related to OneBeacon's Healthcare business and Programs business, partially offset by favorable loss reserve development in its financial services, property, technology and accident businesses.
During the second quarter of 2016, OneBeacon recognized $20.0 million of unfavorable loss reserve development and also increased the current accident year provision related to its Healthcare business. Paid and incurred activity in the second quarter for extended care facilities coverage within OneBeacon's Healthcare business increased above expectations and above what was experienced in the first quarter of 2016. Extended care facilities coverage provides liability insurance for assisted living, memory care and continuing care facilities, among others. In addition, there were two large claims from the managed care errors and omissions coverage within OneBeacon's Healthcare business that contributed to the adverse loss reserve development.
For the three and six months ended June 30, 2016, SSIE had net favorable loss reserve development of $0.1 million and $0.2 million.

Loss and LAE incurred relating to prior year losses for the three and six months ended June 30, 2015
For the three and six months ended June 30, 2015, White Mountains experienced net favorable loss reserve development of $0.3 million and $2.2 million.
During the three months ended June 30, 2015, OneBeacon experienced no net loss and LAE reserve development on prior accident year reserves. For the six months ended June 30, 2015, OneBeacon had net favorable loss reserve development of $1.8 million. For the three and six months ended June 30, 2015, SSIE had net favorable loss reserve development of $0.3 million and $0.4 million.

Note 4. Third Party Reinsurance

In the normal course of business, White Mountains’s insurance subsidiaries may seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. White Mountains remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.

OneBeacon
At June 30, 2016, OneBeacon had $20.7 million and $162.8 million of reinsurance recoverables on paid and unpaid losses. At December 31, 2015, OneBeacon had $7.5 million and $186.0 million of reinsurance recoverables on paid and unpaid losses. Reinsurance contracts do not relieve OneBeacon of its obligation to its policyholders. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength and ratings of its reinsurers on an ongoing basis. Uncollectible amounts related to the ongoing specialty business historically have not been significant.
In the first quarter of 2016, OneBeacon entered into a 50% quota share reinsurance agreement related to its Financial Institutions business.
Effective May 1, 2016, OneBeacon renewed its property catastrophe reinsurance program through April 30, 2017. The program provides coverage for OneBeacon's property business as well as certain acts of terrorism. Under the program, the first $20.0 million of losses resulting from any single catastrophe are retained, with 100.0% of the next $110.0 million of losses resulting from the catastrophe being reinsured. Any part of a catastrophe loss in excess of $130.0 million would be retained in full. In the event of a catastrophe, OneBeacon's property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.

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
White Mountains’s fixed maturity investments are generally valued using industry standard pricing methodologies. Key inputs include benchmark yields, benchmark securities, reported trades, issuer spreads, bids, offers, credit ratings and prepayment speeds. Income on mortgage-backed and asset-backed securities is recognized using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the estimated economic life is recalculated and the remaining unamortized premium or discount is amortized prospectively over the remaining economic life.
Realized investment gains and losses resulting from sales of investment securities are accounted for using the specific identification method.  Premiums and discounts on all fixed maturity investments are amortized or accreted to income over the anticipated life of the investment.  Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized or accreted cost, which approximated fair value as of June 30, 2016 and December 31, 2015.
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
Pre-tax net investment income for the three and six months ended June 30, 2016 and 2015 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2016	2015	2016	2015
Investment income:
Fixed maturity investments	$17.9	$12.4	$32.5	$24.8
Short-term investments	.5	.1	.6	.1
Common equity securities	.9	2.1	2.0	4.3
Other long-term investments	.6	.9	3.4	.9
Total investment income	19.9	15.5	38.5	30.1
Third-party investment expenses	(.7)	(2.3)	(1.4)	(4.3)
Net investment income, pre-tax	$19.2	$13.2	$37.1	$25.8

Net Realized and Unrealized Investment Gains (Losses)
Net realized and unrealized investment gains (losses) consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2016	2015	2016	2015
Net realized investment gains, pre-tax	$2.7	$42.3	$259.5	$57.1
Net unrealized investment gains (losses), pre-tax	25.4	(57.3)	(201.9)	(47.1)
Net realized and unrealized investment gains (losses), pre-tax	28.1	(15.0)	57.6	10.0
Income tax (expense) benefit attributable to net realized and unrealized investment gains (losses)	(9.9)	4.5	(18.4)	(2.6)
Net realized and unrealized investment gains (losses), after tax	$18.2	$(10.5)	$39.2	$7.4

Net realized investment gains (losses)
Net realized investment gains (losses) for the three and six months ended June 30, 2016 and 2015 consisted of the following:

	Three Months Ended			Three Months Ended
	June 30, 2016			June 30, 2015
Millions	Net realized gains (losses)	Net foreign currency gains	Total net realized gains (losses) reflected in earnings	Net realized gains	Net foreign currency losses	Total net realized gains reflected in earnings
Fixed maturity investments	$1.8	$—	$1.8	$1.6	$—	$1.6
Short-term investments	.1	—	.1	—	—	—
Common equity securities	3.8	—	3.8	25.5	(.1)	25.4
Other long-term investments	(3.0)	—	(3.0)	15.3	—	15.3
Net realized investment gains (losses), pre-tax	2.7	—	2.7	42.4	(.1)	42.3
Income tax expense attributable to net realized investment gains (losses)	(.4)	—	(.4)	(12.7)	—	(12.7)
Net realized investment gains (losses), after tax	$2.3	$—	$2.3	$29.7	$(.1)	$29.6

	Six Months Ended			Six Months Ended
	June 30, 2016			June 30, 2015
Millions	Net realized gains (losses)	Net foreign currency gains	Total net realized (losses) gains reflected in earnings	Net realized gains	Net foreign currency gains	Total net realized gains reflected in earnings
Fixed maturity investments	$.7	$—	$.7	$2.1	$—	$2.1
Short-term investments	.2	—	.2	—	—	—
Common equity securities	261.4	—	261.4	47.5	.4	47.9
Other long-term investments	(2.8)	—	(2.8)	7.1	—	7.1
Net realized investment gains, pre-tax	259.5	—	259.5	56.7	.4	57.1
Income tax expense attributable to net realized investment gains	(43.3)	—	(43.3)	(17.2)	—	(17.2)
Net realized investment gains, after tax	$216.2	$—	$216.2	$39.5	$.4	$39.9

Net unrealized investment gains (losses)
The following table summarizes net unrealized investment gains (losses) and changes in the carrying value of investments measured at fair value:

	Three Months Ended			Three Months Ended
	June 30, 2016			June 30, 2015
Millions	Net unrealized gains (losses)	Net foreign currency losses	Total net unrealized gains (losses) reflected in earnings	Net unrealized losses	Net foreign currency gains	Total net unrealized losses reflected in earnings
Fixed maturity investments	$20.7	$—	$20.7	$(13.4)	$—	$(13.4)
Short-term investments	—	—	—	—	—	—
Common equity securities	(10.6)	—	(10.6)	(22.6)	1.6	(21.0)
Other long-term investments	15.5	(.2)	15.3	(23.1)	.2	(22.9)
Net unrealized investment gains (losses), pre-tax	25.6	(.2)	25.4	(59.1)	1.8	(57.3)
Income tax (expense) benefit attributable to net unrealized investment gains (losses)	(9.5)	—	(9.5)	17.3	(.1)	17.2
Net unrealized investment gains (losses), after tax	$16.1	$(.2)	$15.9	$(41.8)	$1.7	$(40.1)

	Six Months Ended			Six Months Ended
	June 30, 2016			June 30, 2015
Millions	Net unrealized gains (losses)	Net foreign currency gains	Total net unrealized gains (losses) reflected in earnings	Net unrealized losses	Net foreign currency losses	Total net unrealized losses reflected in earnings
Fixed maturity investments	$42.4	$—	$42.4	$(2.0)	$—	$(2.0)
Short-term investments	—	—	—	—	—	—
Common equity securities	(260.4)	2.4	(258.0)	(25.3)	(2.4)	(27.7)
Other long-term investments	13.5	.2	13.7	(16.6)	(.8)	(17.4)
Net unrealized investment (losses) gains, pre-tax	(204.5)	2.6	(201.9)	(43.9)	(3.2)	(47.1)
Income tax benefit (expense) attributable to net unrealized investment (losses) gains	24.9	—	24.9	14.7	(.1)	14.6
Net unrealized investment (losses) gains, after tax	$(179.6)	$2.6	$(177.0)	$(29.2)	$(3.3)	$(32.5)

The following table summarizes the amount of total gains (losses) included in earnings attributable to unrealized investment gains (losses) for Level 3 investments for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2016	2015	2016	2015
Fixed maturity investments	$.8	$(.2)	$1.3	$—
Common equity securities	—	4.7	—	2.9
Other long-term investments	11.8	(5.5)	12.9	.2
Total unrealized investment gains (losses), pre-tax - Level 3 investments	$12.6	$(1.0)	$14.2	$3.1

Investment Holdings
The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses, and carrying values of White Mountains’s fixed maturity investments as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$261.2	$.7	$—	$—	$261.9
Debt securities issued by corporations	1,046.9	19.3	(.1)	—	1,066.1
Municipal obligations	294.8	8.2	(.1)	—	302.9
Mortgage and asset-backed securities	2,646.8	10.4	(2.0)	—	2,655.2
Foreign government, agency and provincial obligations	1.0	.2	—	—	1.2
Preferred stocks	78.3	6.4	—	—	84.7
Total fixed maturity investments	$4,329.0	$45.2	$(2.2)	$—	$4,372.0
Less: fixed maturity investments reclassified to assets held for sale related to SSIE					9.2
Total fixed maturity investments					$4,362.8

	December 31, 2015
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$160.4	$—	$(.4)	$—	$160.0
Debt securities issued by corporations	1,001.0	4.3	(5.3)	—	1,000.0
Municipal obligations	227.8	2.2	(1.2)	—	228.8
Mortgage and asset-backed securities	1,170.6	2.0	(5.6)	—	1,167.0
Foreign government, agency and provincial obligations	1.0	.2	—	—	1.2
Preferred stocks	78.3	4.4	—	—	82.7
Total fixed maturity investments	$2,639.1	$13.1	$(12.5)	$—	$2,639.7
Less: fixed maturity investments reclassified to assets held for sale related to SSIE					9.5
Total fixed maturity investments					$2,630.2

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses, and carrying values of White Mountains’s common equity securities and other long-term investments as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency (losses)	Carrying value
Common equity securities	$374.1	$43.5	$(10.1)	$—	$407.5
Other long-term investments	$305.0	$36.7	$(10.3)	$(2.2)	$329.2

	December 31, 2015
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency (losses)	Carrying value
Common equity securities	$822.5	$302.8	$(11.4)	$—	$1,113.9
Other long-term investments	$304.5	$32.0	$(18.4)	$(2.3)	$315.8

Other Long-term Investments
Other long-term investments consist of the following as of June 30, 2016 and December 31, 2015:

	Carrying Value at
Millions	June 30, 2016	December 31, 2015
Hedge funds and private equity funds, at fair value(1)	$127.8	$127.8
Private equity securities and limited liability companies, at fair value(1)	84.3	82.1
Surplus notes investments, at fair value(1)	62.8	51.5
Private convertible preferred securities(1)	34.1	32.7
Tax advantaged federal affordable housing development fund(2)	13.4	14.7
Partnership investments accounted for under the equity method	3.5	3.8
Other	3.3	3.2
Total other-long term investments	$329.2	$315.8
(1) See Fair Value Measurements by Level table.
(2) Fund accounted for using the proportional amortization method.

Hedge Funds and Private Equity Funds
White Mountains holds investments in hedge funds and private equity funds, which are included in other long-term investments. The fair value of these investments has been estimated using the net asset value of the funds. As of June 30, 2016, White Mountains held investments in 5 hedge funds and 24 private equity funds.  The largest investment in a single fund was $21.5 million as of June 30, 2016. The following table summarizes investments in hedge funds and private equity funds by investment objective and sector as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Hedge funds
Long/short equity REIT	$20.5	$—	$20.6	$—
Long/short banks and financial	13.6	—	12.8	—
Other	3.5	—	3.6	—
Total hedge funds	37.6	—	37.0	—

Private equity funds
Aerospace/Defense/Government	25.9	23.5	19.8	30.3
Manufacturing/Industrial	24.8	20.2	24.9	2.5
Energy infrastructure & services	19.1	3.2	20.7	3.4
Multi-sector	11.1	2.1	14.8	2.1
Private equity secondaries	3.8	2.1	4.4	2.1
Healthcare	3.5	.4	3.8	.4
Insurance	1.7	41.3	2.0	41.3
Real estate	.3	.1	.4	.1
Direct lending/Mezzanine debt	—	37.5	—	—
Total private equity funds	90.2	130.4	90.8	82.2

Total hedge funds and private equity funds included in other long-term investments	$127.8	$130.4	$127.8	$82.2

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
The following summarizes the June 30, 2016 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Notice Period
Millions Redemption frequency	30-59 days notice	60-89 days notice	90-119 days notice	Total
Monthly	$—	$—	$—	$—
Quarterly	14.6	—	—	14.6
Semi-annual	—	20.5	—	20.5
Annual	—	—	2.5	2.5
Total	$14.6	$20.5	$2.5	$37.6

Certain of White Mountains’s investments in hedge funds are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund’s underlying investments are liquidated.  As of June 30, 2016, the fair value of hedge funds in liquidation was $1.0 million. The actual amount of the final distribution remittances remain subject to market fluctuations. The date at which such remittances will be received is not determinable as of June 30, 2016.
White Mountains has also submitted redemption requests for certain of its investments in active hedge funds.  As of June 30, 2016, redemptions of $2.5 million are outstanding that would be subject to market fluctuations. The date at which such redemptions will be received is not determinable as of June 30, 2016. Redemptions are recorded as receivables when the investment is no longer subject to market fluctuations.

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
As of June 30, 2016, investments in private equity funds were subject to lock-up periods as follows:

Millions	1-3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private Equity Funds — expected lock-up period remaining	$27.1	$3.5	$59.6	$—	$90.2

OneBeacon Surplus Notes
In the fourth quarter of 2014, in conjunction with OneBeacon's sale of its runoff business to an affiliate of Armour Group Holdings Limited (the "OneBeacon Runoff Transaction"), OneBeacon provided financing in the form of surplus notes with a par value of $101.0 million, which had a fair value of $62.8 million and $51.5 million as of June 30, 2016 and December 31, 2015, respectively. Subsequent to closing, the surplus notes are included in OneBeacon’s investment portfolio, classified within other long-term investments.
The internal valuation model used to estimate the fair value is based on discounted expected cash flows. The estimated fair value of the surplus notes is sensitive to changes in U.S. treasury rates and public corporate debt credit spreads, as well as changes in estimates with respect to other variables including a discount to reflect the private nature of the notes (and the related lack of liquidity), the credit quality of the notes based on the financial performance of the Issuer relative to expectations, and the timing, amount, and likelihood of interest and principal payments on the notes, which are subject to regulatory approval and therefore may vary from the contractual terms. An interest payment of $2.4 million was received in the six months ended June 30, 2016. OneBeacon has assumed for valuation purposes that subsequent interest payments will begin in year five (2020) and principal repayments begin on a graduated basis in year ten (2025) for the seller priority note and year fifteen (2030) for the pari passu note. Although these variables involve considerable judgment, the Company does not currently expect any resulting changes in the estimated value of the surplus notes to be material to its financial position.
Below is a table illustrating the valuation adjustments taken to arrive at estimated fair value of the surplus notes as of June 30, 2016 and December 31, 2015:

	Type of Surplus Note		Total as of June 30, 2016	Total as of December 31, 2015
Millions	Seller Priority	Pari Passu
Par Value	$57.9	$43.1	$101.0	$101.0
Fair value adjustments to reflect:
Current market rates on public debt and contract-based repayments(1)	2.7	(8.4)	(5.7)	(15.1)
Regulatory approval (2)	(7.4)	(12.5)	(19.9)	(24.2)
Liquidity adjustment (3)	(9.0)	(3.6)	(12.6)	(10.2)
Total adjustments	(13.7)	(24.5)	(38.2)	(49.5)
Fair value(4)	$44.2	$18.6	$62.8	$51.5

(1)
Represents the value of the surplus notes, at current market yields on comparable publicly traded debt, and assuming issuer is allowed to make principal and interest payments when its financial capacity is available, as measured by statutory capital in excess of a 250% RBC score.

(2)
Represents anticipated timing of securing regulatory approvals for interest and principal payments to reflect graduated changes in Issuer’s statutory surplus. The monetary impact of the anticipated timing is measured based on credit spreads of publicly traded debt with roughly equivalent percentages of discounted payments missed.

(3) Represents impact of liquidity spread to account for OneBeacon’s sole ownership of the surplus notes, lack of a trading market and ongoing regulatory approval risk.
(4) The increase in the fair value of the surplus notes during the six months ended June 30, 2016 was driven primarily by the narrowing of non-investment grade credit spreads as well as the time value of money benefit generated by moving six months closer to modeled cash receipts, partially offset by the impact of an interest payment received in the first quarter of 2016.

Fair value measurements as of June 30, 2016
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
White Mountains used quoted market prices or other observable inputs to determine fair value for 91% of its investment portfolio as of June 30, 2016. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equity securities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs are primarily comprised of fixed maturity investments, which have been disaggregated into classes, including debt securities issued by corporations, municipal obligations, mortgage and asset-backed securities, foreign government, agency and provincial obligations and preferred stocks. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Investments valued using Level 2 inputs also include certain ETFs that track U.S. stock indices such as the S&P 500 but are traded on foreign exchanges and that management values using the fund’s published NAV to account for the difference in market close times. Level 3 fair value estimates based upon unobservable inputs include White Mountains’s investments in surplus notes, as well as certain investments in fixed maturity investments, common equity securities and other long-term investments where quoted market prices are unavailable or are not considered reasonable. Transfers between levels are based on investments held as of the beginning of the period.
White Mountains uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, White Mountains uses the quoted market prices provided by outside pricing services to determine fair value. The outside pricing services White Mountains uses have indicated that they will only provide prices where observable inputs are available. In circumstances where quoted market prices are unavailable or are not considered reasonable, White Mountains estimates the fair value using industry standard pricing methodologies and observable inputs such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, credit ratings, prepayment speeds, reference data including research publications and other relevant inputs. Given that many fixed maturity investments do not trade on a daily basis, the outside pricing services evaluate a wide range of fixed maturity investments by regularly drawing parallels from recent trades and quotes of comparable securities with similar features. The characteristics used to identify comparable fixed maturity investments vary by asset type and take into account market convention.
White Mountains’s process to assess the reasonableness of the market prices obtained from the outside pricing sources covers substantially all of its fixed maturity investments and includes, but is not limited to, evaluation of pricing methodologies, and review of the pricing services’ quality control processes and procedures on at least an annual basis, comparison of market prices to prices obtained from alternate independent pricing vendors on at least a semi-annual basis, monthly analytical reviews of certain prices and review of assumptions utilized by the pricing service for selected measurements on an ad hoc basis throughout the year. White Mountains also performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price on an ad-hoc basis throughout the year. Prices provided by the pricing services that vary by more than 5% and $1.0 million from the expected price based on these procedures are considered outliers. Also considered outliers are prices that haven’t changed from period to period and prices that have trended unusually compared to market conditions. In circumstances where the results of White Mountains’s review process does not appear to support the market price provided by the pricing services, White Mountains challenges the price. If White Mountains cannot gain satisfactory evidence to support the challenged price, it relies upon its own pricing methodologies to estimate the fair value of the security in question.

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
White Mountains employs a number of procedures to assess the reasonableness of the fair value measurements for its other long-term investments, including obtaining and reviewing periodic and audited annual financial statements of hedge funds and private equity funds and discussing each fund’s pricing with the fund manager throughout the year. However, since the fund managers do not provide sufficient information to evaluate the pricing inputs and methods for each underlying investment, the inputs are considered to be unobservable. The fair value of White Mountains’s investments in hedge funds and private equity funds has been determined using net asset value.

Fair Value Measurements by Level
The following tables summarize White Mountains’s fair value measurements for investments as of June 30, 2016 and December 31, 2015 by level. The major security types were based on the legal form of the securities. White Mountains has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, foreign governments, municipalities or entities issuing mortgage-backed or asset-backed securities vary depending on the nature of the issuing entity type. White Mountains further disaggregates debt securities issued by corporations and common equity securities by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, White Mountains has further disaggregated these asset classes into subclasses based on the similar sectors and industry classifications it uses to evaluate investment risk and performance against commonly used benchmarks, such as the Barclays U.S. Intermediate Aggregate and S&P 500 indices.

	June 30, 2016
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$261.9	$252.3	$9.6	$—

Debt securities issued by corporations:
Consumer	333.5	—	333.5	—
Health Care	157.3	—	157.3	—
Financials	154.8	—	154.8	—
Industrial	139.0	—	139.0	—
Utilities	94.3	—	94.3	—
Energy	60.6	—	60.6	—
Technology	57.3	—	57.3	—
Communications	43.3	—	43.3	—
Materials	26.0	—	26.0	—
Total debt securities issued by corporations	1,066.1	—	1,066.1	—

Mortgage and asset-backed securities	2,655.2		2,573.2	82.0
Municipal obligations	302.9	—	302.9	—
Foreign government, agency and provincial obligations	1.2	.6	.6	—
Preferred stocks	84.7	—	13.5	71.2
Total fixed maturity investments(4)	4,372.0	252.9	3,965.9	153.2

Short-term investments(4)	422.1	422.1	—	—

Common equity securities:
Consumer	152.8	152.8	—	—
Exchange traded funds (1)	87.5	65.6	21.9	—
Health Care	36.4	36.4	—	—
Communications	32.7	32.7	—	—
Technology	24.8	24.8	—	—
Other	73.3	—	73.3	—
Total common equity securities	407.5	312.3	95.2	—

Other long-term investments (2)(3)	184.5	—	—	184.5
Total investments(4)	$5,386.1	$987.3	$4,061.1	$337.7
(1) ETFs traded on foreign exchanges are priced using the fund's published NAV to account for the difference in market close times and are therefore designated a level 2 measurement.
(2) Excludes carrying value of $3.5 associated with other long-term investment limited partnerships accounted for using the equity method. Excludes carrying value of $13.4 associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.
(3) Excludes carrying value of $127.8 associated with hedge funds and private equity funds for which fair value is measured at net asset value using the practical expedient.
(4) Includes carrying value of $9.2 in fixed maturity investments and $0.3 in short-term investments that are classified as assets held for sale related to SSIE.

	December 31, 2015
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$160.0	$133.4	$26.6	$—

Debt securities issued by corporations:
Consumer	253.3	—	253.3	—
Financials	175.9	—	175.9	—
Health Care	151.3	—	151.3	—
Industrial	135.6	—	135.6	—
Energy	82.0	—	82.0	—
Utilities	61.5	—	61.5	—
Technology	60.0	—	60.0	—
Communications	49.2	—	49.2	—
Materials	31.2	—	31.2	—
Total debt securities issued by corporations	1,000.0	—	1,000.0	—

Mortgage and asset-backed securities	1,167.0	—	1,167.0	—
Municipal obligations	228.8	—	228.8	—
Foreign government, agency and provincial obligations	1.2	.6	.6	—
Preferred stocks	82.7	—	12.7	70.0
Total fixed maturity investments(4)	2,639.7	134.0	2,435.7	70.0

Short-term investments(4)	211.3	211.3	—	—

Common equity securities:
Financials	694.7	694.7	—	—
Exchange traded funds(1)	141.8	120.5	21.3	—
Consumer	70.0	70.0	—	—
Communications	43.7	43.7	—	—
Health Care	35.7	35.7	—	—
Technology	27.0	27.0	—	—
Industrial	26.6	26.6	—	—
Other	74.4	—	74.4	—
Total common equity securities	1,113.9	1,018.2	95.7	—

Other long-term investments (2)(3)	169.5	—	—	169.5
Total investments(4)	$4,134.4	$1,363.5	$2,531.4	$239.5
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
(4) Includes carrying value of $9.5 in fixed maturity investments and $0.1 in short-term investments that are classified as assets held for sale related to SSIE.

Debt securities issued by corporations
The following table summarizes the ratings of debt securities issued by corporations held in White Mountains’s investment portfolio as of June 30, 2016 and December 31, 2015:

	Fair Value at
Millions	June 30, 2016	December 31, 2015
AAA	$—	$—
AA	125.7	95.2
A	376.6	397.7
BBB	563.8	507.1
Other	—	—
Debt securities issued by corporations(1)	$1,066.1	$1,000.0
(1) Credit ratings are assigned based on the following hierarchy: 1) Standard & Poor’s and 2) Moody’s.

Mortgage and Asset-backed Securities
White Mountains purchases commercial mortgage-backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”) with the goal of maximizing risk adjusted returns in the context of a diversified portfolio. White Mountains considers sub-prime mortgage-backed securities as those that have underlying loan pools that exhibit weak credit characteristics, or those that are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., White Mountains considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics).
White Mountains categorizes mortgage-backed securities as “non-prime” (also called “Alt A” or “A-”) if they are backed by collateral that has overall credit quality between prime and sub-prime based on White Mountains’s review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. White Mountains’s non-agency RMBS portfolio is generally moderate-term and structurally senior. White Mountains does not own any collateralized loan obligations. White Mountains does not own any collateralized debt obligations, with the exception of $31.2 million of non-agency residential mortgage resecuritization tranches, each a senior tranche in its own right and each collateralized by a single earlier vintage Super Senior or Senior non-agency RMBS.
The following table summarizes the carrying value of White Mountains’s mortgage and asset-backed securities as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
GNMA	$284.7	$284.7	$—	$265.5	$265.5	$—
FNMA	203.5	152.5	51.0	42.2	42.2	—
FHLMC	37.5	37.5	—	22.8	22.8	—
Total Agency(1)	525.7	474.7	51.0	330.5	330.5	—
Non-agency:
Residential	194.3	194.3	—	133.2	133.2	—
Commercial	104.5	104.5	—	140.4	140.4	—
Total Non-agency	298.8	298.8	—	273.6	273.6	—

Total mortgage-backed securities	824.5	773.5	51.0	604.1	604.1	—
Other asset-backed securities:
Credit card receivables	689.1	658.1	31.0	217.7	217.7	—
Vehicle receivables	977.4	977.4	—	269.7	269.7	—
Other	164.2	164.2	—	75.5	75.5	—
Total other asset-backed securities	1,830.7	1,799.7	31.0	562.9	562.9	—
Total mortgage and asset-backed securities	$2,655.2	$2,573.2	$82.0	$1,167.0	$1,167.0	$—
(1)  Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities
The security issuance years of White Mountains’s investments in non-agency RMBS and non-agency CMBS securities as of June 30, 2016 are as follows:

				Security Issuance Year
Millions	Fair Value	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Non-agency RMBS	$194.3	$21.9	$6.4	$3.4	$—	$3.2	$—	$10.8	$11.8	$6.9	$12.3	$65.3	$52.3
Non-agency CMBS	104.5	—	—	—	—	—	—	5.0	—	18.4	11.6	23.4	46.1
Total	$298.8	$21.9	$6.4	$3.4	$—	$3.2	$—	$15.8	$11.8	$25.3	$23.9	$88.7	$98.4

Non-agency Residential Mortgage-backed Securities
The classification of the underlying collateral quality and the tranche levels of White Mountains’s non-agency RMBS securities are as follows as of June 30, 2016:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate (3)
Prime	$187.4	$133.6	$53.8	$—
Non-prime	6.9	—	6.9	—
Sub-prime	—	—	—	—
Total	$194.3	$133.6	$60.7	$—
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

Non-agency Commercial Mortgage-backed Securities
White Mountains’s non-agency CMBS portfolio is generally short-term and structurally subordinate, with more than 30 points of subordination on average for both fixed rate CMBS and floating rate CMBS as of June 30, 2016. In general, subordination represents the percentage principal loss on the underlying collateral that would be absorbed by other securities lower in the capital structure before the more senior security incurs a loss.  As of June 30, 2016, none of the underlying loans of the non-agency CMBS held by White Mountains were reported as non-performing.
The amount of fixed and floating rate securities and their tranche levels of White Mountains’s non-agency CMBS securities are as follows as of June 30, 2016:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate (3)
Fixed rate CMBS	$93.2	$8.9	$46.1	$38.2
Floating rate CMBS	11.3	—	—	11.3
Total	$104.5	$8.9	$46.1	$49.5
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

Rollforward of Fair Value Measurements by Level
 White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturity investments, common equity securities, and other long-term investments as of June 30, 2016 and 2015 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.
The following tables summarize the changes in White Mountains’s fair value measurements by level for the six months ended June 30, 2016 and 2015:

			Level 3 Investments
Millions	Level 1 investments	Level 2 investments	Fixed maturity investments	Common equity securities	Other long-term investments	Hedge Funds and Private Equity Funds measured at NAV(3)	Total
Balance at January 1, 2016	$1,152.2	$2,531.4	$70.0	$—	$169.5	$127.8	$4,050.9	(1)(2)(4)
Total realized and unrealized gains (losses)	7.1	38.3	1.3	—	12.9	(2.0)	57.6
Amortization/Accretion	.1	(8.1)	—	—	—	—	(8.0)
Purchases	1,449.7	2,076.9	84.7	—	2.1	9.1	3,622.5
Sales	(2,043.9)	(577.4)	(2.8)	—	—	(7.1)	(2,631.2)
Transfers in	—	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—	—
Balance at June 30, 2016	$565.2	$4,061.1	$153.2	$—	$184.5	$127.8	$5,091.8	(1)(2)(4)
(1)  Excludes carrying value of $3.8 and $3.5 at January 1, 2016 and June 30, 2016 associated with other long-term investments accounted for using the equity method. Excludes carrying value of $14.7 and $13.4 at January 1, 2016 and June 30, 2016 associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.
(2)  Excludes carrying value of $211.3 and $422.1 at January 1, 2016 and June 30, 2016 associated with short-term investments, of which $0.1 and $0.3 is classified as held for sale at January 1, 2016 and June 30, 2016.
(3) Investments for which fair value is measured at net asset value using the practical expedient are no longer classified within the fair value hierarchy. (See Note 1 - “Summary of Significant Accounting Policies”).
(4)  Includes carrying value of $9.5 and $9.2 of fixed maturity investments at January 1, 2016 and June 30, 2016 that is classified as assets held for sale related to SSIE.

			Level 3 Investments
Millions	Level 1 investments	Level 2 investments	Fixed maturity investments	Common equity securities	Other long-term investments	Hedge Funds and Private Equity Funds measured at NAV(4)	Total
Balance at January 1, 2015	$550.6	$2,372.9	$76.4	$39.5	$126.9	$177.3	$3,343.6	(1)(2)(5)
Total realized and unrealized gains (losses)	9.0	5.9	—	6.6	(6.8)	(3.6)	11.1	(3)
Amortization/Accretion	—	(9.9)	—	—	—	—	(9.9)
Purchases	495.4	734.3	35.3	—	22.5	6.2	1,293.7
Sales	(604.2)	(616.0)	—	(13.1)	(2.3)	(23.3)	(1,258.9)
Transfers in	—	34.9	—	—	—	—	34.9
Transfers out	—	—	(34.9)	—	—	—	(34.9)
Balance at June 30, 2015	$450.8	$2,522.1	$76.8	$33.0	$140.3	$156.6	$3,379.6	(1)(2)(5)
(1) Excludes carrying value of $5.2 and $3.9 at January 1, 2015 and June 30, 2015 associated with other long-term investment limited partnerships accounted for using the equity method. Excludes carrying value of $16.8 and $15.8 at January 1, 2015 and June 30, 2015 associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.
(2) Excludes carrying value of $376.8 and $401.3 at January 1, 2015 and June 30, 2015 associated with short-term investments of which $1.9 and $1.1 is classified as held for sale at January 1, 2015 and June 30, 2015.
(3) Excludes $0.9 realized and unrealized losses associated with the Prospector Offshore Fund consolidation of investment-related liabilities.
(4) Investments for which fair value is measured at net asset value using the practical expedient are no longer classified within the fair value hierarchy. (See Note 1 - “Summary of Significant Accounting Policies”).
(5)  Includes carrying value of $10.1 and $9.1 of fixed maturity investments at January 1, 2015 and June 30, 2015 that is classified as assets held for sale related to SSIE.

Fair Value Measurements — transfers between levels - Six-month period ended June 30, 2016 and 2015
During the first six months of 2016, there were no fixed maturity investments classified as Level 3 measurements in the prior period that were transferred to Level 2 measurements.
During the first six months of 2015, five fixed maturity investments classified as Level 3 measurement in the prior period was transferred to Level 2 measurement because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available at June 30, 2015. These measurements comprise “Transfers out” of Level 3 and “Transfers in” to Level 2 of $34.9 million for the period ended June 30, 2015.

Significant Unobservable Inputs
The following summarizes significant unobservable inputs used in estimating the fair value of investment securities classified within Level 3 as of June 30, 2016 and December 31, 2015. The fair value of investments in hedge funds and private equity funds are estimated using the net asset value of the funds.

Description	June 30, 2016
$ in millions, except share price	Rating(2)	Valuation Technique(s)	Fair Value(3)	Unobservable Input
Preferred Stock(1)	NR	Discounted cash flow	$71.2	Discount yield	-	7.04%
Asset-backed securities (1)	AAA	Broker pricing	$31.0	Broker quote
Agency residential mortgage-backed securities (1) (7)	AA+	Discounted cash flow	$51.0	Prepayment	-	15 CPR
				Discount spread/Treasury	-	95 bps
Private equity security(1)	NR	Share price of most recent transaction	$21.0	Share price	-	$1.00
Private equity security(1)	NR	Share price of most recent transaction	$33.8	Share price	-	$1.03
Private equity security(1)	NR	Share price of most recent transaction	$3.2	Share price	-	$2.52
Convertible preferred security(1)	NR	Multiple of EBITDA	$7.1	EBITDA multiple	-	6.00
Convertible preferred security(1)	NR	Share price of most recent transaction	$27.0	Share price	-	$3.83
Private equity security(1)	NR	Option pricing method	$9.7
				Time until expiration	-	4 years
			Volatility/Standard deviation		-	60.0%
			Risk free rate		-	1.15%
Surplus notes:	NR
- Seller priority		Discounted cash flow	$44.2	Discount rate(4)	-	10.6%
			Timing of interest payments(6)		-	5 years
			Timing of principal payments(6)		-	10 years
- Pari passu		Discounted cash flow	$18.6	Discount rate(5)	-	18.0%
			Timing of interest payments(6)		-	5 years
			Timing of principal payments(6)		-	15 years
(1) As of June 30, 2016, each asset type consists of one security.
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
(7) Conditional prepayment rate (“CPR”) is an annualized percentage of the existing mortgage pool that is expected to be prepaid in a year.

The assumed prepayment rate is a significant unobservable input used to estimate the fair value of investments in mortgage-backed securities. Generally for bonds priced at a premium, increases in prepayment speeds will result in a lower fair value, while decreases in prepayment speed may result in a higher fair value, with the inverse for bonds priced at a discount.

Description	December 31, 2015
$ in millions, except share price	Rating(2)	Valuation Technique(s)	Fair Value(3)	Unobservable Input
Preferred Stock(1)(7)	NR	Par value(7)	$70.0	Issuer’s intent to call	-	$70.0
Private equity security(1)	NR	Share price of most recent transaction	$21.0	Share price	-	$1.00
Private equity security(1)	NR	Share price of most recent transaction	$33.8	Share price	-	$1.03
Convertible preferred security(1)	NR	Multiple of EBITDA	$5.7	EBITDA multiple	-	6.00
Convertible preferred security(1)	NR	Share price of most recent transaction	$27.0	Share price	-	$3.83
Private equity security(1)	NR	Option pricing method	$9.6
				Time until expiration	-	4 years
			Volatility/Standard deviation		-	60.0%
			Risk free rate		-	1.15%
Surplus notes:	NR
- Seller priority		Discounted cash flow	$38.0	Discount rate(4)	-	13.0%
			Timing of interest payments(6)		-	5 years
			Timing of principal payments(6)		-	10 years
- Pari passu		Discounted cash flow	$13.5	Discount rate(5)	-	22.4%
			Timing of interest payments(6)		-	5 years
			Timing of principal payments(6)		-	15 years
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
(7) Valuation based on the issuer’s intent as of December 31, 2015 to call the security in the near term.

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
The following table shows the change in goodwill and other intangible assets:

	Three Months Ended June 30,
Millions	2016		2015
	Goodwill	Other intangible assets	Goodwill	Other intangible assets
Beginning balance	$24.1	$32.2	$24.1	$39.0
Amounts held for sale at beginning of the period (1)	—	.3	—	.7
Amortization, including foreign currency translation	—	(3.3)	—	(2.7)
Amounts held for sale at end of the period (1)	—	—	—	(.6)
Ending balance	$24.1	$29.2	$24.1	$36.4

	Six Months Ended June 30,
Millions	2016		2015
	Goodwill	Other intangible assets	Goodwill	Other intangible assets
Beginning balance	$24.1	$31.3	$23.8	$38.7
Amounts held for sale at beginning of the period (1)	—	.4	—	.8
Acquisitions of businesses	—	—	.3	2.8
Acquisitions of intangible assets	—	3.9	—	—
Amortization, including foreign currency translation	—	(6.4)	—	(5.3)
Amounts held for sale at end of the period (1)	—	—	—	(.6)
Ending balance	$24.1	$29.2	$24.1	$36.4
(1) See Note 17 - “Discontinued Operations”.

Note 7.  Debt

White Mountains’s debt outstanding as of June 30, 2016 and December 31, 2015 consisted of the following:

Millions	June 30, 2016	Effective Rate (1)	December 31, 2015	Effective Rate (1)
WTM Bank Facility	$—	N/A	$50.0	3.9%
OBH Senior Notes, at face value	275.0	4.7%	275.0	4.7%
Unamortized original issue discount and debt issuance costs	(2.0)		(2.1)
OBH Senior Notes, carrying value	273.0		272.9
OneBeacon Bank Facility	—	N/A	—	N/A
MediaAlpha Bank Facility	17.0	5.9%	15.0	5.5%
Unamortized issuance cost	(.2)		(.3)
MediaAlpha Bank Facility, carrying value	16.8		14.7
Total debt	$289.8		$337.6
 (1) Effective rate considers the effect of the debt issuance costs.

WTM Bank Facility
On August 14, 2013, White Mountains entered into a revolving credit facility with a syndicate of lenders administered by Wells Fargo Bank, N.A., which has a total commitment of $425.0 million and has a maturity date of August 14, 2018 (the “WTM Bank Facility”). During the three months ended June 30, 2016, White Mountains repaid $150.0 million under the WTM Bank Facility. During the six months ended June 30, 2016, White Mountains borrowed an additional $100.0 million and repaid $150.0 million under the WTM Bank Facility at a blended interest rate of 3.90%. As of June 30, 2016, the WTM Bank Facility was undrawn.
The WTM Bank Facility contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards.

OBH Senior Notes
In November 2012, OneBeacon U.S. Holdings, Inc. (“OBH”) issued $275.0 million face value of senior unsecured notes (“OBH Senior Notes”) through a public offering, at an issue price of 99.9% and received $272.9 million of proceeds. The OBH Senior Notes bear an annual interest rate of 4.6% payable semi-annually in arrears on May 9 and November 9, until maturity on November 9, 2022, and are fully and unconditionally guaranteed as to the payment of principal and interest by OneBeacon Ltd. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the OBH Senior Notes have an effective yield to maturity of approximately 4.7% per annum.
The OBH Senior Notes were issued under indentures that contain restrictive covenants which, among other things, limit the ability of OneBeacon Ltd., OBH, and their respective subsidiaries to create liens and enter into sale and leaseback transactions and limits the ability of OneBeacon Ltd. and OBH to consolidate, merge or transfer its properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which the OneBeacon Ltd. or OBH must adhere. In addition, a failure by OneBeacon Ltd. or OBH or their respective subsidiaries to pay principal and interest on covered debt, where such failure results in the acceleration of at least $75.0 million of the principal amount of covered debt, could trigger the acceleration of the OBH Senior Notes.

OneBeacon Bank Facility
On September 29, 2015, OneBeacon Ltd. and OneBeacon U.S. Holdings, Inc. (“OBH”), as co-borrowers and co-guarantors, entered into a revolving credit facility administered by U.S. Bank N.A. and also including BMO Harris Bank N.A., which has a total commitment of $65.0 million and has a maturity date of September 29, 2019 (the “OneBeacon Bank Facility”).  As of June 30, 2016, the OneBeacon Bank Facility was undrawn.
The OneBeacon Bank Facility contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards.

MediaAlpha Bank Facility
On July 23, 2015, MediaAlpha entered into a secured credit facility with Opus Bank, which has a total commitment of $20.0 million and has a maturity date of July 23, 2019 (the “MediaAlpha Bank Facility”).  The MediaAlpha Bank Facility consists of a $15.0 million term loan facility and a revolving loan facility for $5.0 million, which had an outstanding balance of $2.0 million as of June 30, 2016. During the six months ended June 30, 2016, MediaAlpha borrowed $2.5 million and repaid $0.5 million under the revolving loan facility. The MediaAlpha Bank Facility carries a variable interest rate that is based on the Prime Rate, as published by the Wall Street Journal, plus a spread of 1.5% as of June 30, 2016.
The MediaAlpha Bank Facility is secured by intellectual property and the common stock of MediaAlpha’s subsidiaries, and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a maximum leverage ratio.

Compliance
At June 30, 2016, White Mountains was in compliance with all of the covenants under all of its debt instruments.

Note 8.  Income Taxes

The Company and its Bermuda domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. In the event there is a change in the current law such that taxes are imposed, the Company and its Bermuda domiciled subsidiaries would be exempt from such tax until March 31, 2035, pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966. The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate.  The jurisdictions in which the Company’s consolidated subsidiaries and branches are subject to tax are Barbados, Gibraltar, Israel, Luxembourg, the Netherlands, the United Kingdom and the United States.
White Mountains’s income tax benefit related to pre-tax income from continuing operations for the three and six months ended June 30, 2016 was different from the U.S. statutory rate of 35% primarily due to tax benefits recorded for the settlements of tax examinations. White Mountains’s effective tax rate for the three and six months ended June 30, 2016 was not meaningful as pre-tax income was near break-even. The rate for the three months ended June 30, 2016 was impacted by a $3.5 million favorable settlement of the 2010-2012 IRS exam and the rate for the six months ended June 30, 2016 was impacted by a $12.8 million favorable settlement of the 2007-2009 IRS exam, as further described below.
White Mountains’s income tax benefit for the three months ended June 30, 2015 represented an effective tax rate of 43.1%. The effective tax rate for the three months ended June 30, 2015 was higher than the U.S. statutory rate of 35% primarily due to changes in forecasted earnings by jurisdiction used in determining interim tax expense. White Mountains’s effective tax rate for the six months ended June 30, 2015 was not meaningful as pre-tax income was near break-even.
In arriving at the effective tax rate for the three and six months ended June 30, 2016 and 2015, White Mountains forecasted all income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2016 and 2015.
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
On May 27, 2016, White Mountains received the Closing Letter (Letter 1156) from the IRS Revenue Agent relating to the examination of tax years 2010, 2011 and 2012 for certain U.S. Subsidiaries of OneBeacon. All disputed items have now been agreed to and resolved. As the receipt of the Closing Letter described above represents formal settlement, White Mountains recorded a tax benefit of $3.5 million in the second quarter of 2016 related to tax years 2010, 2011 and 2012.
On June 22, 2016, White Mountains received the Closing Letter (Letter 1156) from the IRS Revenue Agent relating to the examination of tax year 2012 for Guilford Holdings, Inc. and subsidiaries. All disputed items have now been agreed to and resolved. As the receipt of the Closing Letter described above represents formal settlement, White Mountains recorded an increase to net operating loss carryforwards of $1.7 million related to tax year 2012.

Note 9. Derivatives

Variable Annuity Reinsurance
White Mountains entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. During the second quarter of 2015, the variable annuity contracts reinsured by WM Life Re began to mature and were fully runoff by June 30, 2016. At December 31, 2015, the total guarantee value was approximately ¥50.7 billion (approximately $0.4 billion at exchange rates on that date), respectively. The collective account values of the underlying variable annuities were approximately 109% of the guarantee value at December 31, 2015.
The following table summarizes the pre-tax operating results of WM Life Re for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2016	2015	2016	2015
Fees, included in other revenue	$.3	$2.6	$1.2	$5.6
Change in fair value of variable annuity liability, included in other revenue	.1	.7	(.3)	1.1
Change in fair value of derivatives, included in other revenue	(.3)	(2.3)	(2.0)	(7.8)
Foreign exchange, included in other revenue	.4	—	1.3	(1.2)
Other investment income and (losses) gains	—	(.1)	—	(.2)
Total revenue	.5	.9	.2	(2.5)
Change in fair value of variable annuity death benefit liabilities, included in other general and administrative expenses	—	—	—	—
Death benefit claims paid, included in general and administrative expenses	(.2)	(.1)	(.3)	—
General and administrative expenses	(1.2)	(.9)	(1.9)	(2.3)
Pre-tax income (loss)	$(.9)	$(.1)	$(2.0)	$(4.8)

The following summarizes realized and unrealized derivative gains (losses) recognized in other revenue for the three and six months ended June 30, 2016 and 2015 and the carrying values, included in other assets, at June 30, 2016 and December 31, 2015 by type of instrument:

	Gains (losses)				Carrying Value
	Three Months Ended		Six Months Ended		As of
	June 30,		June 30,		June 30, 2016	December 31, 2015
Millions	2016	2015	2016	2015
Fixed income/interest rate	$—	$(5.9)	$1.8	$3.4	$—	$.5
Foreign exchange	(.6)	9.2	(4.8)	(2.9)	—	14.8
Equity	.3	(5.6)	1.0	(8.3)	—	4.8
Total	$(.3)	$(2.3)	$(2.0)	$(7.8)	$—	$20.1

The following tables summarize the changes in White Mountains’s variable annuity reinsurance liabilities and derivative instruments for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016
	Variable Annuity Assets (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total
Beginning of period	$(.1)	$2.6	$10.3	$.2	$13.1
Purchases	—	—	—	—	—
Realized and unrealized gains (losses)	.1	1.7	(1.8)	(.2)	(.3)
Transfers in	—	—	—	—	—
Sales/settlements	—	(4.3)	(8.5)	—	(12.8)
End of period	$—	$—	$—	$—	$—

	Six Months Ended June 30, 2016
	Variable Annuity Assets (Liabilities)	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total
Beginning of period	$.3	$2.7	$16.5	$.9	$20.1
Purchases	—	—	—	—	—
Realized and unrealized gains (losses)	(.3)	2.9	(.7)	(4.2)	(2.0)
Transfers in	—	—	—	—	—
Sales/settlements	—	(5.6)	(15.8)	3.3	(18.1)
End of period	$—	$—	$—	$—	$—

	Three Months Ended June 30, 2015
	Variable Annuity Assets	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total
Beginning of period	$1.1	$17.0	$31.2	$(1.2)	$47.0
Purchases	—	—	—	—	—
Realized and unrealized gains (losses)	.7	(8.3)	.6	5.4	(2.3)
Transfers in	—	—	—	—	—
Sales/settlements	—	(.4)	.7	(9.3)	(9.0)
End of period	$1.8	$8.3	$32.5	$(5.1)	$35.7

	Six Months Ended June 30, 2015
	Variable Annuity Assets	Derivative Instruments
Millions	Level 3	Level 3 (1)	Level 2 (1)(2)	Level 1 (3)	Total
Beginning of period	$.7	$18.9	$33.8	$3.7	$56.4
Purchases	—	—	—	—	—
Realized and unrealized gains (losses)	1.1	(9.0)	(5.9)	7.1	(7.8)
Transfers in	—	—	—	—	—
Sales/settlements	—	(1.6)	4.6	(15.9)	(12.9)
End of period	$1.8	$8.3	$32.5	$(5.1)	$35.7
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

In addition to derivative instruments, WM Life Re held cash and fixed maturity investments posted as collateral to its variable annuity reinsurance counterparties.  The total collateral includes the following:

Millions	June 30, 2016	December 31, 2015	June 30, 2015
Cash	$—	$5.8	$20.9
Fixed maturity investments	—	—	4.4
Total	$—	$5.8	$25.3

Collateral in the form of fixed maturity securities consisted of Government of Japan Bonds, recorded at fair value. Collateral in the form of short-term investments consisted of money-market instruments, carried at amortized cost, which approximated fair value.

All of White Mountains’s variable annuity reinsurance liabilities were classified as Level 3 measurements. The fair value of White Mountains’s variable annuity reinsurance liabilities were estimated using actuarial and capital market assumptions related to the projected discounted cash flows over the term of the reinsurance agreement. Actuarial assumptions regarding future policyholder behavior, including surrender and lapse rates, were generally unobservable inputs and significantly impacted the fair value estimates. Generally, the liabilities associated with these guarantees increased with declines in the equity markets, interest rates and currencies against the Japanese yen, as well as with increases in market volatilities. White Mountains used derivative instruments to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. The types of inputs used to estimate the fair value of these derivative instruments, with the exception of actuarial assumptions regarding policyholder behavior and risk margins, were generally the same as those used to estimate the fair value of variable annuity liabilities. There were no open derivatives instruments remaining as of June 30, 2016.
WM Life Re entered into both over-the-counter (“OTC”) and exchange traded derivative instruments to economically hedge the liability from the variable annuity benefit guarantee.  In the case of OTC derivatives, WM Life Re had exposure to credit risk for amounts that were uncollateralized by counterparties. WM Life Re’s internal risk management guidelines established net counterparty exposure thresholds that took into account OTC counterparties’ credit ratings. The OTC derivative contracts were subject to restrictions on liquidation of the instruments and distribution of proceeds under collateral agreements.
In the case of exchange traded instruments, WM Life Re had exposure to credit risk for amounts uncollateralized by margin balances. WM Life Re had master netting agreements with certain of its counterparties whereby the collateral provided (held) was calculated on a net basis. The following summarizes amounts offset under master netting agreements:

	June 30, 2016			December 31, 2015
Millions	Gross asset amounts before offsets (1)	Gross liability amounts offset under master netting arrangements	Net amounts recognized in Other Assets	Gross asset amounts before offsets (1)	Gross liability amounts offset under master netting arrangements	Net amounts recognized in Other Assets
Interest rate contracts
OTC	$—	$—	$—	$2.4	$(2.1)	$.3
Exchange traded	—	—	—	.1	(.1)	—
Foreign exchange contracts
OTC	—	—	—	15.0	—	15.0
Exchange traded	—	—	—	.1	(.3)	(.2)
Equity contracts
OTC	—	—	—	4.4	(.6)	3.8
Exchange traded	—	—	—	1.2	—	1.2
Total(2)	$—	$—	$—	$23.2	$(3.1)	$20.1
(1) Amount equal to fair value of instrument as recognized in other assets
(2) All derivative instruments held by WM Life Re were subject to master netting arrangements.

There were no open derivative instruments as of June 30, 2016 and no exposure to credit losses on OTC and exchanged traded derivatives as of that date. The following summarizes the value, collateral held or provided by WM Life Re and net exposure to credit losses on OTC and exchange traded derivative instruments by counterparty recorded within other assets as of December 31, 2015:

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

Note 10. Municipal Bond Guarantee Insurance

In 2012, HG Global was capitalized with $594.5 million from White Mountains and $14.5 million from non-controlling interests to fund BAM, a newly formed mutual municipal bond insurer. As of June 30, 2016, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of BAM Surplus Notes. Through HG Re, which had statutory capital of $471.5 million at June 30, 2016, HG Global provides first loss reinsurance protection for policies underwritten by BAM of up to 15% of par outstanding, on a per policy basis. HG Re’s obligations to BAM are collateralized in trusts, and there is an aggregate loss limit that is equal to the total assets in the collateral trusts at any point in time.
For the three and six months ended June 30, 2016, HG Global had pre-tax income of $5.9 million and $13.2 million, which included $4.4 million and $8.9 million of interest income on the BAM Surplus Notes. For the three and six months ended June 30, 2015, HG Global had pre-tax income of $3.1 million and $8.6 million, which included $3.9 million and $7.9 million of interest income on the BAM Surplus Notes.
For the three and six months ended June 30, 2016, White Mountains reported pre-tax losses of $9.0 million and $16.6 million on BAM that were recorded in net loss attributable to non-controlling interests, which included $4.4 million and $8.9 million of interest expense on the BAM Surplus Notes. For the three and six months ended June 30, 2015, White Mountains reported pre-tax losses of $14.1 million and $22.9 million on BAM that were recorded in net loss attributable to non-controlling interests, which included $3.9 million and $7.9 million of interest expense on the BAM Surplus Notes.
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
The following table provides a schedule of BAM’s insured obligations:

	June 30, 2016	December 31, 2015
Contracts outstanding	3,910	3,103
Remaining weighted average contract period outstanding (in years)	10.9	12.8
Contractual debt service outstanding (in millions):
Principal	$27,780.2	$22,556.0
Interest	14,074.2	11,984.4
Total debt service outstanding	$41,854.4	$34,540.4

Gross unearned insurance premiums	$63.3	$50.2

The following table is a schedule of BAM’s future premium revenues as of June 30, 2016:

Millions	June 30, 2016
July 1, 2016 - December 31, 2016	$2.9

January 1, 2017 - March 31, 2017	1.4
April 1, 2017 - June 30, 2017	1.4
July 1, 2017 - September 30, 2017	1.4
October 1, 2017 - December 31, 2017	1.4
5.6

2018	5.3
2019	5.1
2020	4.8
2022 and thereafter	39.6
Total	$63.3

Note 11. Earnings Per Share

Basic earnings per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities. Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding. The following table outlines the Company’s computation of earnings per share from continuing operations for the three and six months ended June 30, 2016 and 2015. (See Note 17 - “Discontinued Operations”).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Basic and diluted earnings per share numerators (in millions):
Net income (loss) from continuing operations attributable to White Mountains’s common shareholders	$(17.5)	$4.8	$(5.6)	$17.8
Allocation of income for unvested restricted common shares	.2	(.1)	.1	(.2)
Dividends declared on participating restricted common shares(1)	—	—	(.1)	(.1)
Total allocation to restricted common shares	.2	(.1)	—	(.3)
Net income attributable to White Mountains’s common shareholders, net of restricted common share amounts	$(17.3)	$4.7	$(5.6)	$17.5
Undistributed net earnings (in millions):
Net income attributable to White Mountains’s common shareholders, net of restricted common share amounts	$(17.3)	$4.7	$(5.6)	$17.5
Dividends declared net of restricted common share amounts(1)	—	—	(5.9)	(5.9)
Total undistributed net earnings, net of restricted common share amounts	$(17.3)	$4.7	$(11.5)	$11.6
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	5,096.1	5,985.7	5,317.8	5,982.1
Average unvested restricted shares(2)	(66.5)	(71.4)	(60.2)	(65.2)
Basic earnings per share denominator	5,029.6	5,914.3	5,257.6	5,916.9
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period(3)	5,107.0	5,985.7	5,324.3	5,982.1
Average unvested restricted common shares(2)	(66.5)	(71.4)	(60.2)	(65.2)
Diluted earnings per share denominator(3)	5,040.5	5,914.3	5,264.1	5,916.9
Basic earnings per share (in dollars):
Net income attributable to White Mountains’s common shareholders	$(3.44)	$.80	$(1.07)	$2.96
Dividends declared and paid	—	—	(1.00)	(1.00)
Undistributed earnings	$(3.44)	$.80	$(2.07)	$1.96
Diluted earnings per share (in dollars):
Net income attributable to White Mountains’s common shareholders	$(3.43)	$.80	$(1.06)	$2.96
Dividends declared and paid	—	—	(1.00)	(1.00)
Undistributed earnings	$(3.43)	$.80	$(2.06)	$1.96
(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(2) Restricted shares outstanding vest either in equal annual installments or upon a stated date. (See Note 15 - “Employee Share-Based Compensation Plans”).
(3) The diluted earnings per share denominator for the three and six months ended June 30, 2016 includes the impact of 120,000 common shares issuable upon exercise of the non-qualified options outstanding, which results in 10,863 and 6,194 incremental shares outstanding over the periods.

Note 12. Non-controlling Interests

The following table details the balance of non-controlling interests included in White Mountains’s total equity and the related percentage of each consolidated entity’s total equity owned by non-controlling shareholders as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
$ in millions	Non-controlling Percentage	Non-controlling Equity	Non-controlling Percentage	Non-controlling Equity
OneBeacon Ltd.	23.9%	$244.8	24.5%	$245.6
SIG Preference Shares	N/A	—	100.0	250.0

Other, excluding mutuals and reciprocals
HG Global	3.1	17.0	3.1	17.1
MediaAlpha	40.0	13.2	40.0	14.4
Tranzact	36.8	79.2	36.8	79.4
Wobi	3.5	.5	3.9	.6
Dewar	18.8	3.7	18.6	3.7
Total other, excluding mutuals and reciprocals		113.6		115.2

Mutuals and reciprocals
BAM	100.0	(138.0)	100.0	(140.0)
SSIE	100.0	3.8	100.0	(16.0)
Total mutuals and reciprocals		(134.2)		(156.0)
Total non-controlling interests		$224.2		$454.8

Note 13. Segment Information

White Mountains has determined that its reportable segments are OneBeacon, HG Global/BAM and Other Operations. As a result of the Sirius Group sale, the results of operations for Sirius Group have been classified as discontinued operations and are now presented, net of related income taxes, as such in the statement of operations and comprehensive income. Prior year amounts have been reclassified to conform to the current period’s presentation (See Note 17 - “Held for Sale and Discontinued Operations”).
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
Significant intercompany transactions among White Mountains’s segments have been eliminated herein. Financial information for White Mountains’s segments follows:

		HG Global/BAM
Millions	OneBeacon	HG	BAM(1)	Other Operations		Total
Three Months Ended June 30, 2016
Earned insurance premiums	$271.4	$1.0	$.4	$1.9		$274.7
Net investment income	12.1	.5	1.8	4.8		19.2
Net investment income (loss) - surplus note interest	—	4.4	(4.4)	—		—
Net realized and unrealized investment gains (losses)	24.7	.5	3.2	(.3)		28.1
Other revenue	.8	—	.3	35.1	(2)	36.2
Total revenues	309.0	6.4	1.3	41.5		358.2
Losses and LAE	179.7	—	—	2.3		182.0
Insurance acquisition expenses	48.7	.2	.6	.6		50.1
Other underwriting expenses	50.9	—	.1	—		51.0
General and administrative expenses	3.2	.3	9.6	56.7	(3)	69.8
Amortization of intangible assets	.3	—	—	3.0		3.3
Interest expense	3.2	—	—	.9		4.1
Total expenses	286.0	.5	10.3	63.5		360.3
Pre-tax income (loss)	$23.0	$5.9	$(9.0)	$(22.0)		$(2.1)

		HG Global/BAM
Millions	OneBeacon	HG	BAM(1)	Other Operations		Total
Six Months Ended June 30, 2016
Earned insurance premiums	$550.0	$1.9	$.7	$4.2		$556.8
Net investment income	26.5	1.0	3.4	6.2		37.1
Net investment income (loss) - surplus note interest	—	8.9	(8.9)	—		—
Net realized and unrealized investment gains	41.3	2.6	8.1	5.6		57.6
Other revenue	1.7	—	.4	73.9	(2)	76.0
Total revenues	619.5	14.4	3.7	89.9		727.5
Losses and LAE	338.5	—	—	4.6		343.1
Insurance acquisition expenses	99.7	.4	1.3	1.4		102.8
Other underwriting expenses	106.2	—	.2	—		106.4
General and administrative expenses	6.8	.8	18.8	127.4	(3)	153.8
Amortization of intangible assets	.6	—	—	5.8		6.4
Interest expense	6.5	—	—	2.1		8.6
Total expenses	558.3	1.2	20.3	141.3		721.1
Pre-tax income (loss)	$61.2	$13.2	$(16.6)	$(51.4)		$6.4

		HG Global/BAM
Millions	OneBeacon	HG	BAM(1)	Other Operations		Total
Three Months Ended June 30, 2015
Earned insurance premiums	$319.3	$.6	$.1	$1.8		$321.8
Net investment income	10.1	.5	.8	1.8		13.2
Net investment income (loss) - surplus note interest	—	3.9	(3.9)	—		—
Net realized and unrealized investment (losses) gains	(14.0)	(1.4)	(1.9)	2.3		(15.0)
Other (loss) revenue	(1.2)	—	.2	49.7	(2)	48.7
Total revenues	314.2	3.6	(4.7)	55.6		368.7
Losses and LAE	194.5	—	—	1.7		196.2
Insurance acquisition expenses	56.4	.1	.6	.7		57.8
Other underwriting expenses	52.9	—	.1	—		53.0
General and administrative expenses	3.8	.4	8.7	47.8	(3)	60.7
Amortization of intangible assets	.4	—	—	2.3		2.7
Interest expense	3.3	—	—	.1		3.4
Total expenses	311.3	.5	9.4	52.6		373.8
Pre-tax income (loss)	$2.9	$3.1	$(14.1)	$3.0		$(5.1)

		HG Global/BAM
Millions	OneBeacon	HG	BAM(1)	Other Operations		Total
Six Months Ended June 30, 2015
Earned insurance premiums	$605.9	$1.1	$.3	$3.8		$611.1
Net investment income	20.6	.9	1.8	2.5		25.8
Net investment income (loss) - surplus note interest	—	7.9	(7.9)	—		—
Net realized and unrealized investment gains (losses)	.2	(.3)	1.1	9.0		10.0
Other (loss) revenue	(4.3)	—	.3	80.1	(2)	76.1
Total revenues	622.4	9.6	(4.4)	95.4		723.0
Losses and LAE	360.4	—	—	3.7		364.1
Insurance acquisition expenses	107.4	.2	1.4	1.8		110.8
Other underwriting expenses	108.8	—	.2	—		109.0
General and administrative expenses	7.6	.8	16.9	103.7	(3)	129.0
Amortization of intangible assets	.7	—	—	4.6		5.3
Interest expense	6.5	—	—	.4		6.9
Total expenses	591.4	1.0	18.5	114.2		725.1
Pre-tax income (loss)	$31.0	$8.6	$(22.9)	$(18.8)		$(2.1)
(1) BAM manages its affairs on a statutory accounting basis. BAM’s statutory surplus includes surplus notes and is not reduced by accruals of interest expense on the surplus notes. BAM’s statutory surplus is reduced only after a payment of principal or interest has been approved by the New York Department of Financial Services.
(2) Includes $28.1 and $60.8 from MediaAlpha for the three months and six months ended June 30, 2016, and $23.2 and $52.9 from MediaAlpha for the three months and six months ended June 30, 2015.
(3) Includes $26.0 and $56.5 from MediaAlpha for the three months and six months ended June 30, 2016, and $21.9 and $49.6 from MediaAlpha for the three months and six months ended June 30, 2015.

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
During the three and six months ended June 30, 2015, White Mountains received cash dividends from Symetra of $2.2 million and $4.4 million, which were accounted for as a reduction of White Mountains’s investment in Symetra in accordance with equity method accounting.

As of December 31, 2011, White Mountains concluded that its investment in Symetra common shares was other-than-temporarily impaired and wrote down the GAAP book value of the investment to its estimated fair value of or $15 per share.  This impairment, as well as the effect of Symetra capital transactions, resulted in a basis difference between the GAAP carrying value of White Mountains’s investment in Symetra common shares under the equity method and the amount derived by multiplying the percentage of White Mountains common share ownership by Symetra’s total GAAP equity. As of June 30, 2015, the pre-tax unamortized basis difference was $164.1 million, of which $33.0 million is attributable to equity in earnings of unconsolidated affiliates and $131.1 million is attributable to equity in net unrealized gains of unconsolidated affiliates. The pre-tax basis difference was amortized over a 30-year period, based on estimated future cash flows associated with Symetra’s underlying assets and liabilities to which the basis differences was attributed. White Mountains recognized the amortization of the basis difference through equity in earnings of unconsolidated affiliates and equity in net unrealized gains (losses) from investments in unconsolidated affiliates consistent with the original attribution of the basis differences between equity in earnings and equity in net unrealized gains (losses). For the three and six months ended June 30, 2015, White Mountains recognized after-tax amortization of $0.7 million and $1.4 million and through equity in earnings of unconsolidated affiliates and $2.7 million and $5.5 million through equity in net unrealized gains from investments in unconsolidated affiliates.
The following table summarizes amounts recorded by White Mountains under the equity method relating to its investment in Symetra for the three and six months ended June 30, 2015:

	Three Months Ended	Six Months Ended
Millions	June 30, 2015	June 30, 2015
Equity method carrying value of investment in Symetra at the beginning of the period	$447.3	$411.4
Equity in earnings (1)(2)	6.1	13.3
Equity in net unrealized losses from Symetra’s fixed maturity portfolio (3)	(66.4)	(35.5)
Dividends received	(2.2)	(4.4)
Distribution from Prospector Offshore Fund	12.4	12.4
Equity method carrying value of investment in Symetra at the end of the period(4)	$397.2	$397.2
(1) For the three and six months ended June 30, 2015, equity in earnings excludes tax expense of $0.4 and $0.8.
(2) For the three and six months ended June 30, 2015, equity in earnings includes $0.7 and $1.4 increase relating to the pre-tax amortization of the Symetra common share basis difference.
(3) For the three and six months ended June 30, 2015, net unrealized gains includes $2.8 and $5.7 increase relating to the pre-tax amortization of the Symetra common share basis difference.
(4) Includes White Mountains’s equity in net unrealized gains from Symetra’s fixed maturity portfolio of $2.0 as of June 30, 2015, which excludes tax expense of $0.0.

Hamer
On May 27, 2015, White Mountains sold its interest in Hamer LLC, which resulted in a gain of $20.0 million recorded in other revenue. Prior to the sale, White Mountains recorded equity in earnings of $1.1 million and $1.6 million for the three and six months ended June 30, 2015.

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

Share-Based Compensation Based on White Mountains Common Shares

WTM Performance Shares
Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Awards generally vest at the end of a three-year period, are subject to the attainment of pre-specified performance goals, and are valued based on the market value of common shares at the time awards are paid.  The following table summarizes performance share activity for the three and six months ended June 30, 2016 and 2015 for performance shares granted under the WTM Incentive Plan:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	111,387	$71.3	108,545	$25.7	96,358	$57.7	113,295	$44.4
Shares paid or expired(1)	(36,294)	(41.3)	—	—	(36,294)	(41.3)	(34,001)	(24.9)
New grants	—	—	750	—	16,215	—	29,878	—
Forfeitures and cancellations(2)	908.9		(19)	—	(278)	.3	104.5
Expense recognized	—	1.3	—	3.1	—	15.5	—	8.8
End of period(3)	76,001	$32.2	109,276	$28.8	76,001	$32.2	109,276	$28.8
(1) WTM performance share payments in 2016 for the 2013-2015 performance cycle, which were paid in April 2016, ranged from 140% to 142% of target.  WTM performance share payments in 2015 for the 2012-2014 performance cycle ranged from 88% to 131.5% of target.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.
(3) Outstanding performance share awards as of June 30, 2016 and 2015 both exclude 4,428 and 7,851 performance share awards, net of assumed forfeitures, granted to employees of Sirius Group, which is accounted for as discontinued operations.

For performance shares earned in the 2013-2015 performance cycle, the Company issued 5,000 common shares and settled the remainder in cash. For the 2012-2014 performance cycle, all performance shares earned were settled in cash. If all the outstanding WTM performance shares had vested on June 30, 2016, the total additional compensation cost to be recognized would have been $27.2 million, based on accrual factors at June 30, 2016 (common share price and payout assumptions).

Performance Shares granted under the WTM Incentive Plan
The following table summarizes performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan at June 30, 2016 for each performance cycle:

Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2016 – 2018	16,215	$2.2
2015 – 2017	29,478	12.7
2014 – 2016	32,256	18.2
Sub-total	77,949	33.1
Assumed forfeitures	(1,948)	(.9)
Total at June 30, 2016	76,001	$32.2

Restricted Shares
The following table summarizes the unrecognized compensation cost associated with the outstanding restricted share awards for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	66,470	$29.2	71,125	$26.5	70,675	$15.7	83,314	$14.3
Issued	—	—	750.5		21,215	16.3	23,640	15.7
Vested	—	—	—	—	(24,620)	—	(35,079)	—
Forfeited	—	—	—	—	(800)	.2	—	—
Expense recognized (1)	—	(5.0)	—	(3.8)	—	(8.0)	—	(6.8)
End of period (2)	66,470	$24.2	71,875	$23.2	66,470	$24.2	71,875	$23.2
(1)   In connection with the sale of Sirius Group in the second quarter of 2016, White Mountains recognized $1.4 from accelerating the amortization of the issue date fair value for shares issued to Sirius Group employees, who no longer have a service obligation to the Company.
(2)   Outstanding restricted share awards as of June 30, 2016 and 2015 include 2,512 and 3,572 restricted shares issued to employees of Sirius Group, which is accounted for as discontinued operations.

During the first six months of 2016, White Mountains issued 21,215 restricted shares that vest on January 1, 2019. During the first six months of 2015, White Mountains issued 23,640 restricted shares that vest on January 1, 2018. The unrecognized compensation cost at June 30, 2016 is expected to be recognized ratably over the remaining vesting periods.

Stock Options

Non-Qualified Options
As of December 31, 2015 and June 30, 2016, the Company’s Chairman and CEO held 125,000 and 120,000 Non-Qualified Options, which are exercisable at a fixed price of $742 per common share and expire on January 20, 2017. The potential in-the-money value of the Non-Qualified Options in excess of $100 million is limited to 50% of the excess amount. The Non-Qualified Options were fully amortized as of the first quarter in 2011.
On May 5, 2016, the Company’s Chairman and CEO exercised 5,000 Non-Qualified Options at $742 per common share.

Share-Based Compensation Based on OneBeacon Ltd. Common Shares

The OneBeacon Long-Term Incentive Plan (the “OneBeacon Incentive Plan”) provides for grants to key employees of OneBeacon various types of share-based and non share-based incentive awards.  OneBeacon’s share-based incentive awards include OneBeacon performance shares and restricted shares.

OneBeacon Performance Shares
OneBeacon performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash.  OneBeacon performance share awards generally vest at the end of a three-year period, are subject to the attainment of pre-specified performance goals, and are valued based on the market value of OneBeacon Ltd. common shares at the time awards are paid.  The following table summarizes performance share activity for the three and six months ended June 30, 2016 and 2015 for OneBeacon performance shares granted under the OneBeacon Incentive Plan:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	441,206	$1.1	462,147	$2.1	449,435	$1.4	517,470	$3.4
Shares paid or expired(1)	—	—	—	—	(167,300)	(.7)	(181,290)	(1.5)
New grants	—	—	—	—	163,150	—	154,887	—
Assumed forfeitures and cancellations(2)	—	—	—	—	(4,079)	—	(28,920)	—
Expense recognized	—	(.1)	—	.3	—	.3	—	.5
End of period	441,206	$1.0	462,147	$2.4	441,206	$1.0	462,147	$2.4
(1) OneBeacon performance share payments in 2016 for the 2013-2015 performance cycle were at 24.3% of target. OneBeacon performance share payments in 2015 for the 2012-2014 performance cycle were at 45.7% of target.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.

If the outstanding OneBeacon performance shares had been vested on June 30, 2016, the total additional compensation cost to be recognized would have been $2.5 million, based on accrual factors at June 30, 2016 (common share price, accumulated dividends and payout assumptions).
The following table summarizes OneBeacon performance shares outstanding awarded under the OneBeacon Incentive Plan at June 30, 2016 for each performance cycle:

Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2016 – 2018	163,150	$.4
2015 – 2017	146,659.6
2014 – 2016	142,710	—
Sub-total	452,519	1.0
Assumed forfeitures	(11,313)	—
Total at June 30, 2016	441,206	$1.0

OneBeacon Restricted Shares
 The following table summarizes the unrecognized compensation cost associated with the outstanding OneBeacon restricted stock awards for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	395,872	$4.3	390,950	$4.0	382,722	$2.5	612,500	$3.5
Issued	—	—	—	—	170,650	2.3	75,950	1.1
Vested	—	—	—	—	(157,500)	—	(296,000)	—
Forfeited	—	—	—	—	—	—	(1,500)	—
Expense recognized	—	(.8)	—	(.5)	—	(1.3)	—	(1.1)
End of period	395,872	$3.5	390,950	$3.5	395,872	$3.5	390,950	$3.5

On February 24, 2016, OneBeacon issued 170,650 restricted shares, of which 92,500 restricted shares vest on February 24, 2018 and 78,150 vest on January 1, 2019. On February 24, 2015, OneBeacon issued 75,950 restricted shares that vest on January 1, 2018.
On May 25, 2011, OneBeacon issued 630,000 restricted shares to its CEO that vest in four equal annual installments. The first installment vested on February 22, 2014.  Concurrently with the grant of the restricted shares, 35,000 OneBeacon performance shares issued to OneBeacon’s CEO for the 2011-2013 performance share cycle were forfeited and performance share awards to OneBeacon’s CEO for the subsequent five years were reduced by 35,000 shares.
The unrecognized compensation cost at June 30, 2016 is expected to be recognized ratably over the remaining vesting periods.

OneBeacon Restricted Stock Units
During the first six months of 2016, the OneBeacon Compensation Committee awarded to certain employees 227,788 restricted stock units (“RSUs”) that are scheduled to vest on December 31, 2018, of which, net of forfeiture assumptions, 215,698 were outstanding as of June 30, 2016. During the first six months of 2015, the OneBeacon Compensation Committee awarded to certain employees 207,848 RSU that are scheduled to vest on December 31, 2017, of which, net of forfeiture assumptions, 185,004 were outstanding as of June 30, 2016. The RSUs will be paid out in cash or shares at the discretion of the OneBeacon Compensation Committee. For the three and six months ended June 30, 2016, the expense associated with the RSUs was $0.5 million and $0.9 million. For the three and six months ended June 30, 2015, the expense associated with the RSUs was $0.3 million and $0.4 million.

Note 16. Fair Value of Financial Instruments

White Mountains accounts for its financial instruments at fair value with the exception of the OBH Senior Notes and MediaAlpha Bank Facility, which are recorded as debt at face value less unamortized original issue discount.
The following table summarizes the fair value and carrying value of these financial instruments as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
OBH Senior Notes	$279.7	$273.0	$276.4	$272.9
MediaAlpha Bank Facility	17.0	16.8	15.0	14.7

The fair value estimate for the OBH Senior Notes has been determined using quoted market prices. The OBH Senior Notes are considered a Level 2 measurement based on the closing market price at the end of the first quarter of 2016.
The fair value estimate for the MediaAlpha Bank Facility has been determined based on a discounted cash flows approach and is considered to be a Level 3 measurement.

Note 17. Held for Sale and Discontinued Operations

Sirius Group
On April 18, 2016, White Mountains completed the sale of Sirius Group to CMI for approximately $2.6 billion. $161.8 million of this amount was used to purchase certain assets to be retained by White Mountains out of Sirius Group, including shares of OneBeacon. The amount paid at closing was based on an estimate of Sirius Group’s closing date tangible common shareholder’s equity. White Mountains recorded $366.6 million of gain from sale of Sirius in discontinued operations in the statement of operations and $113.3 million in other comprehensive income from discontinued operations for a total increase to book value of $479.9 million in the second quarter of 2016.
For the stub period ended April 18, 2016, Sirius Group reported a $3.4 million net loss from discontinued operations in the statement of operations and $5.2 million of other comprehensive loss from discontinued operations. For the six months ended June 30, 2016, White Mountains recorded a $4.3 million net loss from discontinued operations from Sirius Group and $32.0 million of other comprehensive income.
Through April 18, 2016, Sirius Group’s results are reported as discontinued operations and assets and liabilities held for sale within White Mountains’s GAAP financial statements. Assets held for sale did not include White Mountains’s investment in OneBeacon and certain other investments that are in the Sirius Group legal entities. As of December 31, 2015, the value of these investments, net of related tax effects, was $686.2 million, of which $528.6 million related to Symetra. Net income (loss) from discontinued operations does not include White Mountains’s net investment income and realized and unrealized investment gains and losses associated with these investments. For the three and six months ended June 30, 2016, $0.4 million and $3.7 million of net investment income and realized and unrealized investment gains and losses, net of related tax effects, that are included in the Sirius Group legal entities have been excluded from net income (loss) from discontinued operations. For the three and six months ended June 30, 2015, $2.4 million and $2.7 million of net investment income and realized and unrealized investment gains and losses, net of related tax effects, that had been previously included in the Sirius Group legal entities have been excluded from net income (loss) from discontinued operations. As part of the sale of Sirius Group, White Mountains purchased Ashmere, a subsidiary formerly owned by Sirius Group. Ashmere is currently under an agreement to be sold and the completion of the sale is pending on regulatory approval. As of June 30, 2016, Ashmere's assets and liabilities are presented as held for sale.

Tranzact
On June 9, 2016, White Mountains announced that it had entered into a definitive agreement for the sale of Tranzact to an affiliate of Clayton, Dubilier & Rice, LLC. On July 21, 2016, White Mountains completed the sale of Tranzact and received net proceeds of $221.3 million.
As of June 30, 2016 and December 31, 2015, Tranzact’s results are reported as discontinued operations and assets and liabilities held for sale within White Mountains’s GAAP financial statements. Net loss from discontinued operations related to Tranzact was $0.5 million and $2.5 million for the three and six months ended June 30, 2016 and $6.5 million and $4.0 million for the three and six months ended June 30, 2015.

Star & Shield
SSIE voluntarily ceased writing new policies effective July 1, 2016 and will voluntarily cease renewing policies at a future date, subject to regulatory approval.  White Mountains is pursuing a sale of Star & Shield and its investment in SSIE surplus notes as of June 30, 2016 and as a result White Mountains has presented Star & Shield's and SSIE's assets and liabilities as held for sale.

OneBeacon Runoff
For both the three and six months ended June 30, 2015, the gain from the sale of discontinued operations relating to the Runoff Business was $0.3 million. The gain related to an adjustment to the estimated loss on sale, which included the final settlement of certain post-closing items. For the three and six months ended June 30, 2015, the net loss from discontinued operations relating to the Runoff Business, net of tax, was $0.2 million and $0.3 million. The Runoff Business was completed in December of 2014.

Esurance
For the three months June 30, 2015, White Mountains recorded a net loss from the sale of discontinued operations of $0.3 million, which related to a tax payment to Allstate pursuant to the Esurance sale. For the six months June 30, 2015, White Mountains recorded a net gain from the sale of discontinued operations of $7.6 million, which primarily related to an installment payment from Allstate for the favorable development on loss reserves. (See Note 18 - “Contingencies”).

Summary of Reclassified Balances and Related Items

Net Assets Held for Sale
The following summarizes the assets and liabilities associated with business classified as held for sale. At December 31, 2015, amounts presented relate to Sirius Group, Tranzact, Abiaka and SSIE. At June 30, 2016, the amounts presented relate to Tranzact, Abiaka, SSIE and Ashmere, a subsidiary formerly owned by Sirius Group.

Millions	June 30, 2016	December 31, 2015
Assets held for sale
Fixed maturity investments, at fair value	$14.4	$2,383.5
Short-term investments, at amortized cost (which approximates fair value)	4.2	352.1
Common equity securities, at fair value	—	174.4
Other long-term investments	—	72.2
Total investments	18.6	2,982.2
Cash	1.9	150.2
Reinsurance recoverable on unpaid losses	.4	283.6
Reinsurance recoverable on paid losses	—	10.2
Insurance and reinsurance premiums receivable	2.4	326.6
Deferred acquisition costs	—	74.6
Deferred tax asset	—	303.1
Ceded unearned insurance and reinsurance premiums	—	87.7
Accounts receivable on unsettled investment sales	—	29.0
Goodwill and intangible assets	315.1	330.5
Other assets	46.2	212.7
Total assets held for sale	$384.6	$4,790.4
Liabilities held for sale
Loss and loss adjustment expense reserves	$5.7	$1,650.4
Unearned insurance and reinsurance premiums	1.8	344.3
Debt	96.9	506.4
Deferred tax liability	8.7	270.6
Accrued incentive compensation	1.0	64.2
Ceded reinsurance payable	(.2)	67.7
Funds held under reinsurance treaties	—	52.9
Accounts payable on unsettled investment purchases	—	—
Other liabilities	36.7	111.9
Total liabilities held for sale	150.6	3,068.4
Net assets held for sale	$234.0	$1,722.0

Net Income from Discontinued Operations
The following summarizes the results of operations, including related income taxes associated with the business classified as discontinued operations. For the three and six months ended June 30, 2016, the amounts presented relate to Sirius Group and Tranzact. For the three and six months ended June 30, 2015, the amounts presented relate to the sales of Sirius Group, Tranzact, Esurance, and the OneBeacon's runoff business. The results of discontinued operations from Sirius Group up to the closing date of the transaction inure to White Mountains.

	Three Months Ended			Three Months Ended
	June 30, 2016			June 30, 2015
Millions	Sirius Group	Other Disc Ops	Total	Sirius Group	Other Disc Ops	Total
Revenues
Earned insurance premiums	$37.7	$—	$37.7	$215.5	$—	$215.5
Net investment income	2.2	—	2.2	9.1	—	9.1
Net realized and unrealized gains (losses)	7.3	—	7.3	(46.1)	—	(46.1)
Other revenue	4.7	47.0	51.7	5.4	34.7	40.1
Total revenues	51.9	47.0	98.9	183.9	34.7	218.6
Expenses
Loss and loss adjustment expenses	41.2	—	41.2	92.1	—	92.1
Insurance and reinsurance acquisition expenses	10.6	—	10.6	47.5	—	47.5
Other underwriting expenses	4.2	—	4.2	27.7	—	27.7
General and administrative expenses	.2	49.2	49.4	6.7	38.0	44.7
Interest expense	1.3	1.3	2.6	6.6	.9	7.5
Total expenses	57.5	50.5	108.0	180.6	38.9	219.5
Pre-tax (loss) income	(5.6)	(3.5)	(9.1)	3.3	(4.2)	(.9)
Income tax benefit (expense)	2.2	(1.1)	1.1	.5	—	.5
Net (loss) income from discontinued operations	(3.4)	(4.6)	(8.0)	3.8	(4.2)	(.4)
Net gain from sales of discontinued operations - Sirius	366.6	—	366.6	—	—	—
Net gain from sales of discontinued operations - OneBeacon	—	—	—	—	.3	.3
Net loss from sale of discontinued operations - Esurance	—	—	—	—	(.4)	(.4)
Total income (loss) from discontinued operations	$363.2	$(4.6)	$358.6	$3.8	$(4.3)	$(.5)
Change in foreign currency translation and other from discontinued operations	(5.2)	—	(5.2)	44.0	—	44.0
Change in foreign currency translation and other from sale of Sirius Group	113.3	—	113.3	—	—	—
Comprehensive income (loss) from discontinued operations	$471.3	$(4.6)	$466.7	$47.8	$(4.3)	$43.5

	Six Months Ended			Six Months Ended
	June 30, 2016			June 30, 2015
Millions	Sirius Group	Other Disc Ops	Total	Sirius Group	Other Disc Ops	Total
Revenues
Earned insurance premiums	$240.1	$—	$240.1	$420.5	$—	$420.5
Net investment income	14.4	—	14.4	18.1	—	18.1
Net realized and unrealized (losses) gains	(1.5)	—	(1.5)	32.3	—	32.3
Other revenue	.6	104.8	105.4	(22.0)	72.1	50.1
Total revenues	253.6	104.8	358.4	448.9	72.1	521.0
Expenses
Loss and loss adjustment expenses	154.9	—	154.9	189.6	—	189.6
Insurance and reinsurance acquisition expenses	59.0	—	59.0	90.1	—	90.1
Other underwriting expenses	30.9	—	30.9	53.2	—	53.2
General and administrative expenses	8.3	102.6	110.9	13.0	77.2	90.2
Interest expense	7.9	2.7	10.6	13.4	1.7	15.1
Total expenses	261.0	105.3	366.3	359.3	78.9	438.2
Pre-tax (loss) income	(7.4)	(.5)	(7.9)	89.6	(6.8)	82.8
Income tax benefit (expense)	3.1	(2.1)	1.0	(19.9)	—	(19.9)
Net (loss) income from discontinued operations	(4.3)	(2.6)	(6.9)	69.7	(6.8)	62.9
Net gain from sales of discontinued operations - Sirius	366.6	—	366.6	—	—	—
Net gain from sales of discontinued operations - OneBeacon	—	—	—	—	.3	.3
Net gain from sales of discontinued operations - Esurance	—	—	—	—	7.6	7.6
Total income (loss) from discontinued operations	$362.3	$(2.6)	$359.7	$69.7	$1.1	$70.8
Change in foreign currency translation and other from discontinued operations	32.0	—	32.0	(43.6)	—	(43.6)
Change in foreign currency translation and other from sale of Sirius Group	113.3	—	113.3	—	—	—
Comprehensive income (loss) from discontinued operations	$507.6	$(2.6)	$505.0	$26.1	$1.1	$27.2

Net Change in Cash from Discontinued Operations
The following summarizes the net change in cash, including income tax (payment to) refund from national governments and interest paid associated with the business classified as discontinued operations:

	Six Months Ended
	June 30,
(Millions)	2016	2015
Net cash used for operations	$(43.1)	$(12.9)
Net cash provided from investing activities	229.6	59.3
Net cash provided from (used for) financing activities	9.0	(2.0)
Effect of exchange rate changes on cash	—	(2.1)
Net change in cash during the period	195.5	42.3
Cash balances at beginning of period	148.9	114.5
Cash balances at end of period	$344.4	$156.8
Supplemental cash flows information:
Interest paid	$(1.4)	$(14.5)
Net income tax payment to national governments	$(31.8)	$(24.6)

Earnings Per Share
Basic earnings per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities.  Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding. The following table outlines the computation of earnings per share for discontinued operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Basic and diluted earnings per share numerators (in millions):
Net income attributable to White Mountains’s common shareholders	$358.6	$(.5)	$359.7	$70.8
Allocation of income for participating unvested restricted common shares(1)	(4.7)	—	(4.1)	(.8)
Net income attributable to White Mountains’s common shareholders, net of restricted common share amounts (2)	$353.9	$(.5)	$355.6	$70.0
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	5,096.1	5,985.7	5,317.8	5,982.1
Average unvested restricted common shares(3)	(66.5)	(71.4)	(60.2)	(65.2)
Basic earnings per share denominator	5,029.6	5,914.3	5,257.6	5,916.9
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period(4)	5,107.0	5,985.7	5,324.0	5,982.1
Average unvested restricted common shares(3)	(66.5)	(71.4)	(60.2)	(65.2)
Diluted earnings per share denominator(4)	5,040.5	5,914.3	5,263.8	5,916.9
Basic earnings per share (in dollars):	$70.37	$(.08)	$67.64	$11.84
Diluted earnings per share (in dollars):	$70.22	$(.08)	$67.56	$11.84
(1) Restricted shares issued by White Mountains contain dividend participation features, and therefore, are considered participating securities.
(2) Net earnings attributable to White Mountains’s common shareholders, net of restricted share amounts, is equal to undistributed earnings for the three and six months ended June 30, 2016 and 2015.
(3) Restricted common shares outstanding vest either in equal annual installments or upon a stated date. (See Note 15 - “Employee Share-Based Compensation Plans”).
(4) ) The diluted earnings per share denominator for the three and six months ended June 30, 2016 includes the impact of 120,000 common shares issuable upon exercise of the non-qualified options outstanding, which results in 10,863 and 6,194 incremental shares outstanding over the periods.

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
The following summarizes significant legal contingencies, ongoing non-claims related litigation or arbitration as of June 30, 2016:

Sale of Sirius Group
On April 18, 2016, the Company completed the sale of Sirius Group to CMI pursuant a Stock Purchase Agreement dated as of July 24, 2015 (filed as an exhibit to the Company’s current report on Form 8-K on July 27, 2015, the (“Agreement”)). White Mountains has provided indemnification to CMI for certain representations and warranties made in the Agreement. Additionally, the final purchase price payable by CMI under the Agreement, which is based upon the tangible book value of Sirius Group at the closing date, is subject to a true-up process expected to be completed in the third quarter of 2016.

Sale of Esurance
On October 7, 2011, the Company completed the sale of its Esurance and Answer Financial subsidiaries (the “Transferred Subsidiaries”) to The Allstate Corporation (“Allstate”) pursuant to a Stock Purchase Agreement dated as of May 17, 2011 (filed as an exhibit to the Company’s current report on Form 8-K on May 18, 2011.  Subject to specified thresholds and limits, the Company remains contingently liable to Allstate for specified matters related to the pre-closing period, including (a) specified litigation matters, (b) losses of the Transferred Subsidiaries arising from extra-contractual claims and claims in excess of policy limits (“ECO/EPL losses”), (c) certain corporate reorganizations effected to remove entities from the Transferred Subsidiaries that were not being sold in the transaction, and (d) certain tax matters, including certain net operating losses being less than stated levels.  In addition, the Company retained 90% of positive or negative development in the loss reserves of the Transferred Subsidiaries as of the closing date (net of ECO/EPL losses) through December 31, 2014 (the “Reserve Settlement”). For the three months June 30, 2015, White Mountains recorded a net loss from the sale of discontinued operations of $0.3 million, which related to a tax payment to Allstate pursuant to the Esurance sale. For the six months ended June 30, 2015, White Mountains recorded a net gain from the sale of discontinued operations of $7.6 million and an additional $10.3 million in the third quarter of 2015 related to the final settlement with Allstate for favorable development on loss reserves transferred in the sale of Esurance and Answer Financial. Since the closing of the transaction, White Mountains received a net amount of $28.3 million from Allstate, primarily related to the favorable development on loss reserves.

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

The Court granted an omnibus motion to dismiss the Noteholder Actions in September 2013 and the plaintiffs appealed. On March 29, 2016, a three judge panel of the U.S. Second Circuit Court of Appeals affirmed the dismissal of the Noteholders Action. On July 22, 2016, the Plaintiff's petition to the Second Circuit for reconsideration or for a rehearing en banc was denied in full. The Plaintiffs have 90 days in which to file for a writ of certiorari, seeking review in the United States Supreme Court.
        In addition, OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. This matter was consolidated for pretrial matters with the Noteholder Actions in the United States District Court for the Southern District of New York and was stayed pending the motion to dismiss in the Noteholder Action. An omnibus motion to dismiss the shareholder defendants in the Committee Action was filed in May 2014. No amount has been accrued in connection with this matter as of June 30, 2016, as the amount of loss, if any, cannot be reasonably estimated.

Note 19. OneBeacon Pension Plan

OneBeacon previously sponsored the OneBeacon qualified pension plan (the “Qualified Plan”). In the first quarter of 2016, the Qualified Plan finalized its termination by purchasing group annuity contracts from the Principal Financial Group and making lump sum distributions to Qualified Plan participants electing such payments, which eliminated the remaining Qualified Plan liability. As a result of these transactions, OneBeacon recognized an estimated pre-tax pension settlement charge of $0.3 million and no longer has a projected benefit obligation with respect to the Qualified Plan as of June 30, 2016. During the three months ended June 30, 2016, OneBeacon recognized a true-up to the estimate of less than a $0.1 million gain. The final true-up is anticipated to occur in the second half of 2016. During the second quarter of 2016, OneBeacon ceased administratively paying claims. OneBeacon transferred $42.4 million of excess invested assets from the Qualified Plan into the trust supporting the OneBeacon 401(k) Savings and Employee Stock Ownership Plan (“KSOP”), which is the Qualified Replacement Plan (“QRP”). OneBeacon will transfer additional assets upon the final true-up, with approximately $12.0 million of excess invested assets to be held in trust in order to wind-down potential post-termination obligations of that plan, as approved by way of a March 2016 private letter ruling from the IRS. The invested assets related to both the former Qualified Plan and the QRP are included in other assets and are accounted for at fair value.
OneBeacon continues to sponsor a non-qualified, non-contributory, defined benefit pension plan (“Non-qualified Plan”)covering certain employees who were employed as of December 31, 2001 and former employees who had met the eligibility requirements, as well as retirees. The Non-qualified Plan was frozen and curtailed in 2002, resulting in the pension benefit obligation being equal to the accumulated benefit obligation. The benefits are based primarily on years of service and employees’ compensation through December 31, 2002. OneBeacon’s funding policy is generally to contribute amounts to satisfy actual disbursements for the calendar year.

Note 20. Subsequent Events

On July 21, 2016, White Mountains closed its previously announced sale of Tranzact Holdings, LLC to an affiliate of Clayton, Dubilier & Rice, LLC. White Mountains received net proceeds of $221.3 million from the sale.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Overview
White Mountains ended the second quarter of 2016 with book value per share and adjusted book value per share of $781 and $785. Book value per share increased 12% for both the second quarter and first six months of 2016, including dividends, while adjusted book value per share increased 11% and 12% for the second quarter and first six months of 2016, including dividends. Comprehensive income attributable to common shareholders increased to $449 million and $500 million in the second quarter and first six months of 2016 compared to comprehensive loss attributable to common shareholders of $13 million in the second quarter of last year and comprehensive income attributable to common shareholders of $12 million in the first six months of last year. The results for the second quarter and first six months of 2016 were driven by a $90 increase to book value per share and adjusted book value per share (based on 5.357 million shares outstanding at April 18, 2016) from the $480 million gain on the sale of Sirius Group recorded in the second quarter of 2016. White Mountains recorded $367 million of gain from sale of Sirius Group in discontinued operations and $113 million in other comprehensive income from discontinued operations. Including the estimated gain of $16 per share for the Tranzact sale, which closed in July, book value per share would be approximately $797 and adjusted book value per share would be approximately $801 at June 30, 2016.
During the second quarter of 2016, White Mountains repurchased and retired 463,276 of its common shares for $375 million at an average share price of $808.76, or approximately 103% of White Mountains’s June 30, 2016 adjusted book value per share. The average share price paid was approximately 101% of White Mountains’s June 30, 2016 adjusted book value per share including the estimated gain from the sale of Tranzact. Year-to-date through July 31, 2016, White Mountains has repurchased 724,947 common shares for a total of $574 million.
OneBeacon’s book value per share increased 2.4% for the second quarter and 6.9% for the first six months of 2016, including dividends. OneBeacon’s GAAP combined ratio was 103% for the second quarter of 2016 compared to 95% for the second quarter of last year, while the GAAP combined ratio was 99% for the first six months of 2016 compared to 95% for the first six months of last year. The combined ratios for the second quarter and first six months of 2016 include 6 and 3 points of net unfavorable loss reserve development that was mostly related to OneBeacon’s Healthcare business, primarily due to liability claims from extended care facilities, and OneBeacon’s Program business. The results for the first six months of 2016 also included a $16 million tax benefit related to the settlement of IRS examinations, $13 million of which was recorded in the first quarter for tax years 2007-2009 and $3 million of which was recorded in the second quarter for tax years 2010-2012.
White Mountains’s total net written premiums decreased 17% to $272 million in the second quarter of 2016 and decreased 10% to $561 million in the first six months of 2016. These decreases were primarily due to OneBeacon's exit of its lawyers liability and crop businesses, and non-renewal of an affiliated reinsurance treaty, which reported net written premiums that totaled $32 million and $23 million in the second quarter and the first six months of 2015. Additionally, during the second quarter and first six months of 2016, OneBeacon reduced premium writings in its Healthcare and Programs businesses through corrective underwriting actions. Excluding Healthcare and Programs, net written premiums from ongoing businesses were flat in the second quarter and declined 2.7% through the first six months of 2016 compared to last year, reflecting persistent soft market conditions.
In the second quarter of 2016, BAM insured $3.3 billion of municipal bonds, $3.1 billion of which were in the primary market.  In the first six months of 2016, BAM insured $5.5 billion of municipal bonds, $5.2 billion of which were in the primary market.  As of June 30, 2016, BAM’s total claims paying resources were $617 million, an increase of $16 million from December 31, 2015, on total par insured of $10.6 billion. In the second quarter of 2016, Puerto Rico defaulted on more than $700 million of general obligation bonds. BAM has no exposure to Puerto Rico, as its underwriting guidelines exclude insuring territorial debts.

The GAAP total return on invested assets, including discontinued operations, was 0.8% for the second quarter of 2016, which included -0.1% from currency losses, and 2.4% for the first six months of 2016, which included 0.2% of currency gains.  This compared to a return of 0.4% for the second quarter of 2015, which included 0.6% of currency gains, and 0.3% for the first six months of 2015, which included -0.4% from currency losses.  In local currencies, White Mountains’s fixed income portfolio returned 0.9% and 2.2% for the second quarter and first six months of 2016, underperforming the longer duration Barclays U.S. Intermediate Aggregate Index returns of 1.4% and 3.8% for the comparable periods. White Mountains’s common equity portfolio returned 1.1% and 2.6% for the second quarter and first six months of 2016, trailing the S&P 500 Index return of 2.5% and 3.8% for the comparable periods. The underperformance relative to the S&P 500 Index for the second quarter and first six months of 2016 was primarily attributable to unfavorable performance in the second quarter in both of White Mountains’s common equity portfolio managed by third party advisers, partially offset by a favorable mark-to-market adjustment to the OneBeacon surplus notes.

Adjusted Book Value Per Share
The following table presents White Mountains’s adjusted book value per share and reconciles this non-GAAP measure to the most comparable GAAP measure. (See NON-GAAP FINANCIAL MEASURES on page 75).

	June 30, 2016	March 31, 2016	December 31, 2015	June 30, 2015
Book value per share numerators (in millions):
White Mountains’s common shareholders’ equity	$3,875.2	$3,785.9	$3,913.2	$3,974.6
Equity in net unrealized (gains) Symetra’s fixed maturity portfolio, net of applicable taxes	—	—	—	(2.0)
Future proceeds from options (1)	89.0	—	—	—
Adjusted book value per share numerator	$3,964.2	$3,785.9	$3,913.2	$3,972.6
Book value per share denominators (in thousands of shares):
Common shares outstanding	4,963.9	5,415.5	5,623.7	5,960.5
Unearned restricted shares	(33.2)	(41.1)	(25.0)	(37.7)
Options assumed issued (1)	120.0	—	—	—
Adjusted book value per share denominator	5,050.7	5,374.4	5,598.7	5,922.8
Book value per share	$780.67	$699.10	$695.84	$666.82
Adjusted book value per share	$784.90	$704.45	$698.95	$670.72
Year-to-date dividends paid per share	$1.00	$1.00	$1.00	$1.00
(1) Adjusted book value per share at June 30, 2016 includes the impact of 120,000 non-qualified stock options exercisable for $742 per common share. Prior periods exclude the non-qualified stock options, which were anti-dilutive to book value.

Goodwill and Intangible Assets
The following table is a summary of goodwill and intangible assets that are included in White Mountains’s adjusted book value as of June 30, 2016, December 31, 2015, and June 30, 2015:

Millions	June 30, 2016	December 31, 2015	June 30, 2015
Goodwill
MediaAlpha	$18.3	$18.3	$18.3
Wobi	5.8	5.8	5.8
Total goodwill	24.1	24.1	24.1

Intangible assets
MediaAlpha	23.3	24.4	28.4
Wobi and other	5.9	6.9	8.0
Total intangible assets	29.2	31.3	36.4

Total goodwill and intangible assets (1)	53.3	55.4	60.5

Goodwill and intangible assets held for sale	315.1	331.9	295.2

Goodwill and intangible assets attributed to non-controlling interests	(131.5)	(136.4)	(122.8)

Goodwill and intangible assets included in book value	$236.9	$250.9	$232.9
(1) See Note 6 - “Goodwill and Other Intangible Assets” for details of other intangible assets.

Review of Consolidated Results

White Mountains’s consolidated financial results for the three and six months ended June 30, 2016 and 2015 follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2016	2015	2016	2015
Gross written premiums	$298.4	$389.6	$620.1	$715.5
Net written premiums	$271.6	$329.2	$560.7	$624.6
Revenues
Earned insurance premiums	$274.7	$321.8	$556.8	$611.1
Net investment income	19.2	13.2	37.1	25.8
Net realized and unrealized investment gains (losses)	28.1	(15.0)	57.6	10.0
Other revenue — other	36.2	48.7	76.0	76.1
Total revenues	358.2	368.7	727.5	723.0
Expenses
Losses and LAE	182.0	196.2	343.1	364.1
Insurance acquisition expenses	50.1	57.8	102.8	110.8
Other underwriting expenses	51.0	53.0	106.4	109.0
General and administrative expenses	69.8	60.7	153.8	129.0
General and administrative expenses—intangible asset amortization	3.3	2.7	6.4	5.3
Interest expense	4.1	3.4	8.6	6.9
Total expenses	360.3	373.8	721.1	725.1
Pre-tax (loss) income from continuing operations	(2.1)	(5.1)	6.4	(2.1)
Income benefit (expense)	6.0	2.2	15.7	(2.4)
Net income (loss) from continuing operations	3.9	(2.9)	22.1	(4.5)
Net gain (loss) on sale of discontinued operations, net of tax	366.6	(0.1)	366.6	7.9
Net (loss) income from discontinued operations, net of tax	(8.0)	(.4)	(6.9)	62.9
Equity in earnings of unconsolidated affiliates, net of tax	—	6.8	—	14.1
Net income	362.5	3.4	381.8	80.4
Net (income) loss attributable to non-controlling interests	(21.4)	.9	(27.7)	8.2
Net income attributable to White Mountains’s common shareholders	341.1	4.3	354.1	88.6
Change in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of tax	—	(61.8)	—	(32.9)
Change in foreign currency translation and pension liability, net of tax	—	.2	.1	.2
Change in foreign currency translation and other from discontinued operations, net of tax	(5.2)	44.0	32.0	(43.6)
Change in foreign currency translation and other from sale of Sirius Group, net of tax	113.3	—	113.3	—
Comprehensive income (loss)	449.2	(13.3)	499.5	12.3
Comprehensive income (loss) attributable to non-controlling interests	—	—	—	—
Comprehensive income (loss) attributable to White Mountains’s common shareholders	449.2	(13.3)	499.5	12.3
Change in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of tax	—	61.8	—	32.9
Adjusted comprehensive income	$449.2	$48.5	$499.5	$45.2

Consolidated Results - Three Months Ended June 30, 2016 versus Three Months Ended June 30, 2015
White Mountains’s total revenues decreased 3% to $358 million in the second quarter of 2016, driven primarily by lower earned insurance premiums at OneBeacon, partially offset by higher net realized and unrealized investment gains. Earned insurance premiums decreased 15% to $275 million, mostly reflecting actions taken in recent quarters to exit underperforming lines and accounts at OneBeacon. Net realized and unrealized investment gains increased to $28 million in the second quarter of 2016 compared to a loss of $15 million in the second quarter of 2015. (See Summary of Investment Results on page 63). Other revenue in the second quarter of 2016 includes $29 million from MediaAlpha and Wobi, compared to $25 million in the second quarter of 2015. Additionally, other revenue in the second quarter of 2015 included a $20 million gain from the sale of Hamer LLC. Net investment income was $19 million in the second quarter of 2016 compared to $13 million in the second quarter of 2015. The increase in net investment income was primarily due to a higher fixed maturity asset base and lower investment expenses in the second quarter of 2016 compared to the second quarter of 2015.
White Mountains’s total expenses decreased 4% to $360 million in the second quarter of 2016.  Losses and LAE, insurance acquisition expenses and other underwriting expenses decreased by 7%, 13% and 4% in the second quarter of 2016, primarily from lower business volume at OneBeacon. OneBeacon's loss ratio increased 5 points to 66% in the second quarter of 2016, primarily due to adverse loss reserve development from its Healthcare and Programs businesses. OneBeacon's expense ratio increased 3 points to 37% in the second quarter of 2016, primarily from having its existing expense base over lower premium volume and changing business mix. See OneBeacon on page 55.
General and administrative expenses increased 15% to $70 million in the second quarter of 2016. The increase was driven by growth at MediaAlpha and Wobi, where expenses were $30 million in the second quarter of 2016 compared to $25 million in the second quarter of 2015.
The effective tax rate for the second quarter of 2016 was different than the U.S. statutory rate of 35%, primarily due to a $3 million favorable settlement of the 2010-2012 IRS exam at OneBeacon. The effective tax rate for the second quarter of 2015 was higher than the U.S. statutory rate of 35% due to losses generated in the United States and income in jurisdictions with lower tax rates than the United States.

Consolidated Results - Six Months Ended June 30, 2016 versus Six Months Ended June 30, 2015
White Mountains's total revenue increased 1% to $728 million in the first six months of 2016, driven primarily by higher realized and unrealized investment gains, mostly offset by lower earned premiums. Net realized and unrealized investment gains increased $48 million, or 480%, to $58 million in the first six months of 2016. (See Summary of Investment Results on page 63). Earned insurance premiums decreased by $53 million, or 9%, to $557 million, mostly reflecting actions taken in recent quarters to exit underperforming lines and accounts at OneBeacon. Other revenue in the first six months of 2016 includes $63 million from MediaAlpha and Wobi, compared to $55 million in the first six months of 2015. Net investment income was $37 million in the first six months of 2016 compared to $26 million in the first six months of 2015. The increase in net investment income was primarily due to a higher fixed maturity asset base and lower investment expenses in the first six months of 2016 compared to the first six months of 2015.
White Mountains’s total expenses decreased 1% to $721 million in the first six months of 2016.  Losses and LAE, insurance acquisition expenses and other underwriting expenses decreased by 6%, 7% and 2% in the first six months of 2016, primarily from lower business volume at OneBeacon. OneBeacon’s loss ratio increased 3 points to 62% in the first six months of 2016, primarily due to net unfavorable loss reserve development from its Healthcare and Programs businesses. OneBeacon’s expense ratio increased 1 point to 37%. See OneBeacon on page 55.
General and administrative expenses increased 19% to $154 million in the first six months of 2016. The increase was primarily due to higher incentive compensation expenses, driven by the rising market price per White Mountains share during the first six months of 2016. The increase was also impacted by growth at MediaAlpha and Wobi, where expenses were $64 million in the first six months of 2016 compared to $59 million in the second quarter of 2015.
The effective tax rate for the first six months of 2016 was different than the U.S. statutory rate of 35%, primarily due to $16 million from the favorable settlements of the 2007-2009 and 2010-2012 IRS exams at OneBeacon. White Mountains’s effective tax rate for the six months ended June 30, 2015 was not meaningful as pre-tax income was near break-even.

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
As a result of the Sirius Group sale and the Tranzact sale, the results of operations for Sirius Group and Tranzact have been classified as discontinued operations and are now presented separately, net of related income taxes, in the statement of comprehensive income. Prior year amounts have been reclassified to conform to the current period’s presentation. (See Note 17 - “Discontinued Operations”).

OneBeacon

Financial results and GAAP ratios for OneBeacon for the three and six months ended June 30, 2016 and 2015 follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2016	2015	2016	2015
Gross written premiums	$286.0	$378.2	$596.5	$694.2
Net written premiums	$261.0	$321.2	$541.1	$608.3

Earned insurance premiums	$271.4	$319.3	$550.0	$605.9
Net investment income	12.1	10.1	26.5	20.6
Net realized and unrealized investment gains (losses)	24.7	(14.0)	41.3	.2
Other revenue	.8	(1.2)	1.7	(4.3)
Total revenues	309.0	314.2	619.5	622.4
Losses and LAE	179.7	194.5	338.5	360.4
Insurance acquisition expenses	48.7	56.4	99.7	107.4
Other underwriting expenses	50.9	52.9	106.2	108.8
General and administrative expenses	3.2	3.8	6.8	7.6
General and administrative expenses—intangible asset amortization	.3	.4	.6	.7
Interest expense	3.2	3.3	6.5	6.5
Total expenses	286.0	311.3	558.3	591.4
Pre-tax income	$23.0	$2.9	$61.2	$31.0

GAAP ratios:
Losses and LAE	66%	61%	62%	59%
Expense	37%	34%	37%	36%
Combined	103%	95%	99%	95%

The following table presents OneBeacon’s book value per share:

(Millions, except per share amounts)	June 30, 2016	March 31, 2016	December 31, 2015	June 30, 2015
OneBeacon book value per share:
OneBeacon’s common shareholders’ equity	$1,022.2	$1,016.6	$1,000.9	$1,033.2
OneBeacon common shares outstanding	94.3	94.3	95.1	95.3
OneBeacon book value per common share (1)	$10.83	$10.78	$10.53	$10.85
(1) OneBeacon declared and paid a regular quarterly dividend of $.21 per common share in the first and second quarter of 2016 and each quarter during 2015.

OneBeacon ended the second quarter of 2016 with a book value per share of $10.83, an increase of 2.4% for the quarter and 6.9% for the first six months of 2016, including dividends. In addition to investment results, the increase in book value included a $16 million tax benefit related to the settlement of IRS examinations, $13 million of which was recorded in the first quarter for tax years 2007-2009 and $3 million of which was recorded in the second quarter for tax years 2010-2012.

OneBeacon Results—Three Months Ended June 30, 2016 versus Three Months Ended June 30, 2015
OneBeacon’s GAAP combined ratio was 103% for the second quarter of 2016 compared to 95% for the second quarter of 2015. The loss ratio for the second quarter of 2016 increased 5 points, which was driven by 6 points of net unfavorable loss reserve development that was primarily related to OneBeacon's Healthcare business and Programs business, partially offset by favorable loss reserve development in its financial services, property, technology and accident businesses. Loss reserve development was not significant in the second quarter of 2015. The expense ratio increased by 3 points in the second quarter of 2016 compared to last year, primarily from having its existing expense base over lower premium volume and changing business mix.
Second quarter unfavorable loss reserve development. During the second quarter of 2016, OneBeacon recognized $20 million of unfavorable loss reserve development and also increased the current accident year provision related to its Healthcare business. Paid and incurred activity in the second quarter for extended care facilities coverage within OneBeacon's Healthcare business increased above expectations and above what was experienced in the first quarter of 2016. Extended care facilities coverage provides liability insurance for assisted living, memory care and continuing care facilities, among others. In addition, there were two large claims from the managed care errors and omissions coverage within OneBeacon's Healthcare business that contributed to the adverse loss reserve development.
Net written premiums were $261 million in the second quarter of 2016, a decrease of 18.7% from the second quarter of 2015. During 2015, OneBeacon exited its crop businesses, which reported net written premiums of $32 million in the second quarter. Additionally, during the second quarter of 2016, OneBeacon reduced premium writings in its Healthcare and Programs businesses through corrective underwriting actions. Excluding Healthcare and Programs, net written premiums from ongoing businesses were flat in the second quarter of 2016 compared to last year, reflecting the persistent soft market conditions.

OneBeacon Results—Six Months Ended June 30, 2016 versus Six Months Ended June 30, 2015
OneBeacon’s GAAP combined ratio was 99% for the first six months of 2016 compared to 95% for the first six months of 2015. The loss ratio increased 3 points due to the net unfavorable loss reserve development related to OneBeacon's Healthcare business described above and Programs business, partially offset by favorable loss reserve development in its technology, financial services and accident businesses. The expense ratio increased by 1 point compared to the first six months of 2015, primarily from having its existing expense base over lower premium volume and changing business mix.
Net written premiums were $541 million in the first six months of 2016, a decrease of 11.0% from the first six months of 2015. During 2015, OneBeacon exited its crop and lawyers liability businesses, and non-renewed an affiliated reinsurance treaty. These businesses reported net written premiums that totaled $23 million in the first six months of 2015. Additionally, during the first six months of 2016, OneBeacon reduced premium writings in its Healthcare and Programs businesses through corrective underwriting actions. Excluding Healthcare and Programs, net written premiums from ongoing businesses declined 2.7% through the first six months of 2016 compared to last year, reflecting the persistent soft market conditions.
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
OneBeacon's net combined ratio was higher than the gross combined ratio by 5 points for both the first six months of 2016 and 2015. In both periods, the net combined ratio was higher than the gross combined ratio as a result of the cost of the reinsurance programs more than offsetting the benefits from ceded losses.
In the first six months of 2016, OneBeacon also completed the termination of its qualified pension plan, fully eliminating the associated liabilities from its balance sheet, and recognized an after-tax loss of less than $1 million. (See Note 19 - “OneBeacon Pension Plan”).

HG Global/BAM

The following table presents the components of pre-tax income included in White Mountains’s HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$8.9	$—	$8.9
Assumed (ceded) written premiums	6.7	(6.7)	—	—
Net written premiums	$6.7	$2.2	$—	$8.9

Earned insurance premiums	$1.0	$.4	$—	$1.4
Net investment income	.5	1.8	—	2.3
Net investment income - BAM Surplus Notes	4.4	—	(4.4)	—
Net realized and unrealized investment gains	.5	3.2	—	3.7
Other revenue	—	.3	—	.3
Total revenues	6.4	5.7	(4.4)	7.7
Insurance acquisition expenses	.2	.6	—	.8
Other underwriting expenses	—	.1	—	.1
General and administrative expenses	.3	9.6	—	9.9
Interest expense—BAM Surplus Notes	—	4.4	(4.4)	—
Total expenses	.5	14.7	(4.4)	10.8
Pre-tax income (loss)	$5.9	$(9.0)	$—	$(3.1)
Supplemental information:
Member Surplus Contributions (1)	$—	$10.0	$—	$10.0

	Three Months Ended June 30, 2015
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$6.6	$—	$6.6
Assumed (ceded) written premiums	4.9	(4.9)	—	—
Net written premiums	$4.9	$1.7	$—	$6.6

Earned insurance premiums	$.6	$.1	$—	$.7
Net investment income	.5	.8	—	1.3
Net investment income - BAM Surplus Notes	3.9	—	(3.9)	—
Net realized and unrealized investment losses	(1.4)	(1.9)	—	(3.3)
Other revenue	—	.2	—	.2
Total revenues	3.6	(.8)	(3.9)	(1.1)
Insurance acquisition expenses	.1	.6	—	.7
Other underwriting expenses	—	.1	—	.1
General and administrative expenses	.4	8.7	—	9.1
Interest expense—BAM Surplus Notes	—	3.9	(3.9)	—
Total expenses	.5	13.3	(3.9)	9.9
Pre-tax income (loss)	$3.1	$(14.1)	$—	$(11.0)
Supplemental information:
Member Surplus Contributions (1)	$—	$6.9	$—	$6.9

	Six Months Ended June 30, 2016
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$15.7	$—	$15.7
Assumed (ceded) written premiums	11.8	(11.8)	—	—
Net written premiums	$11.8	$3.9	$—	$15.7

Earned insurance premiums	$1.9	$.7	$—	$2.6
Net investment income	1.0	3.4	—	4.4
Net investment income - BAM Surplus Notes	8.9	—	(8.9)	—
Net realized and unrealized investment gains	2.6	8.1	—	10.7
Other revenue	—	.4	—	.4
Total revenues	14.4	12.6	(8.9)	18.1
Insurance acquisition expenses	.4	1.3	—	1.7
Other underwriting expenses	—	.2	—	.2
General and administrative expenses	.8	18.8	—	19.6
Interest expense—BAM Surplus Notes	—	8.9	(8.9)	—
Total expenses	1.2	29.2	(8.9)	21.5
Pre-tax income (loss)	$13.2	$(16.6)	$—	$(3.4)
Supplemental information:
Member Surplus Contributions (1)	$—	$16.7	$—	$16.7

	Six Months Ended June 30, 2015
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$10.8	$—	$10.8
Assumed (ceded) written premiums	8.1	(8.1)	—	—
Net written premiums	$8.1	$2.7	$—	$10.8

Earned insurance premiums	$1.1	$.3	$—	$1.4
Net investment income	.9	1.8	—	2.7
Net investment income - BAM Surplus Notes	7.9	—	(7.9)	—
Net realized and unrealized investment (losses) gains	(.3)	1.1	—	.8
Other revenue	—	.3	—	.3
Total revenues	9.6	3.5	(7.9)	5.2
Insurance acquisition expenses	.2	1.4	—	1.6
Other underwriting expenses	—	.2	—	.2
General and administrative expenses	.8	16.9	—	17.7
Interest expense—BAM Surplus Notes	—	7.9	(7.9)	—
Total expenses	1.0	26.4	(7.9)	19.5
Pre-tax income (loss)	$8.6	$(22.9)	$—	$(14.3)
Supplemental information:
Member Surplus Contributions (1)	$—	$11.5	$—	$11.5
(1) Member Surplus Contributions are recorded directly to BAM's equity, which is recorded as non-controlling interest on White Mountains's balance sheet.

HG Global/BAM Results—Three Months Ended June 30, 2016 versus Three Months Ended June 30, 2015
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
In the second quarter of 2016, BAM insured $3.3 billion of municipal bonds, $3.1 billion of which were in the primary market. The average total premium (including both risk premiums and Member Surplus Contributions), weighted by insured par, of insurance provided by BAM in the primary markets in the second quarter of 2016 was 57 basis points, up from 37 basis points in the second quarter of 2015. Gross written premiums and Member Surplus Contributions totaled $19 million for the second quarter of 2016, compared to $14 million for the second quarter of 2015. Demand for municipal bond insurance was solid to start the year, as a result of increased demand from institutional buyers of municipal bonds and an increase in overall municipal bond issuance volume.
As a mutual insurance company that is owned by its members, BAM’s results do not affect White Mountains’s book value per share and adjusted book value per share. However, White Mountains is required to consolidate BAM’s results in its GAAP financial statements and its results are attributed to non-controlling interests.
HG Global reported GAAP pre-tax income of $6 million in the second quarter of 2016, compared to $3 million in the second quarter of 2015. Results for the second quarter of 2016 were driven by $4 million of interest income on the BAM Surplus Notes. The interest income on the BAM Surplus Notes was also $4 million in the second quarter of 2015. The variable rate was set at 3.54% and 3.15% as of June 30, 2016 and December 31, 2015.
White Mountains reported $9 million of GAAP pre-tax loss from BAM in the second quarter of 2016, compared to $14 million in the second quarter of 2015. Results for the second quarter of 2016 were driven by $4 million of interest expense on the BAM Surplus Notes and $10 million of operating expenses, compared to $4 million interest expense and $9 million of operating expenses in the second quarter of 2015. The decrease in pre-tax loss in the second quarter of 2016 was primarily due to higher realized and unrealized investment gains.

HG Global/BAM Results—Six Months Ended June 30, 2016 versus Six Months Ended June 30, 2015
In the first six months of 2016, BAM insured $5.5 billion of municipal bonds, $5.2 billion of which were in the primary market. The average total premium (including both risk premiums and Member Surplus Contributions), weighted by insured par, of insurance provided by BAM in the primary markets in the first six months of 2016 was 55 basis points, up from 38 basis points in the first six months of 2015. Gross written premiums and Member Surplus Contributions totaled $32 million for the first six months of 2016, compared to $22 million for the first six months of 2015. Demand for municipal bond insurance was solid to start the year, as a result of increasing demand from institutional buyers of municipal bonds offset a slight decline in overall municipal bond issuance volume.
HG Global reported GAAP pre-tax income of $13 million in the first six months of 2016, compared to $9 million in the first six months of 2015. Results for the first six months of 2016 were driven by $9 million of interest income on the BAM Surplus Notes, compared to $8 million of interest income in the first six months of 2015. The increase in the interest income is due to the increase in the variable rate of the BAM Surplus Notes which is set annually. The variable rate was set at 3.54% and 3.15% as of June 30, 2016 and December 31, 2015.
White Mountains reported $17 million of GAAP pre-tax loss from BAM in the first six months of 2016, compared to $23 million in the first six months of 2015. Results for the first six months of 2016 were driven by $9 million of interest expense on the BAM Surplus Notes and $19 million of operating expenses, compared to $8 million interest expense and $17 million of operating expenses in the first six months of 2015. The decrease in pre-tax loss in the first six months of 2016 was primarily due to higher realized and unrealized investment gains.
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
As of June 30, 2016, BAM’s claims paying resources increased 3% to $617 million from December 31, 2015. The increase was primarily driven by $17 million of Member Surplus Contributions and a $12 million increase in the HG Re collateral trusts, partially offset by BAM’s first six months of 2016 statutory net loss of $16 million.

The following table presents BAM’s total claims paying resources as of June 30, 2016 and December 31, 2015:

Millions	As of June 30, 2016	As of December 31, 2015
Policyholders’ surplus	$432.5	$437.2
Contingency reserve	17.3	12.4
Qualified statutory capital	449.8	449.6
Net unearned premiums	16.1	12.5
Present value of future installment premiums	3.2	2.6
Collateral trusts	148.1	136.6
Claims paying resources	$617.2	$601.3

As of June 30, 2015, BAM’s claims paying resources increased 1% to $587 million from December 31, 2014. The increase was primarily driven by $12 million of Member Surplus Contributions and a $7 million increase in the HG Re collateral trusts, partially offset by BAM’s first six months of 2015 statutory net loss of $16 million. The following table presents BAM’s total claims paying resources as of June 30, 2015 and December 31, 2014:

Millions	As of June 30, 2015	As of December 31, 2014
Policyholders’ surplus	$441.1	$448.7
Contingency reserve	8.0	4.7
Qualified statutory capital	449.1	453.4
Net unearned premiums	9.0	6.4
Present value of future installment premiums	1.8	1.4
Collateral trusts	126.9	120.0
Claims paying resources	$586.8	$581.2

The following table presents amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’s consolidated balance sheet as of June 30, 2016 and December 31, 2015:

	As of June 30, 2016
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total
Assets
Fixed maturity investments	$131.7	$427.1	$—	$558.8
Short-term investments	17.5	52.2	—	69.7
Total investments	149.2	479.3	—	628.5
Cash	2.3	11.1	—	13.4
BAM Surplus Notes	503.0	—	(503.0)	—
Accrued interest receivable on BAM Surplus Notes	99.1	—	(99.1)	—
Other assets	11.3	36.8	(1.0)	47.1
Total assets	$764.9	$527.2	$(603.1)	$689.0

Liabilities
BAM Surplus Notes(1)	$—	$503.0	$(503.0)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	99.1	(99.1)	—
Preferred dividends payable to White Mountains’s subsidiaries(3)	157.4	—	—	157.4
Preferred dividends payable to non-controlling interests	5.2	—	—	5.2
Other liabilities	48.2	63.1	(1.0)	110.3
Total liabilities	210.8	665.2	(603.1)	272.9

Equity
White Mountains’s common shareholders’ equity	537.1	—	—	537.1
Non-controlling interests	17.0	(138.0)	—	(121.0)
Total equity	554.1	(138.0)	—	416.1
Total liabilities and equity	$764.9	$527.2	$(603.1)	$689.0

	As of December 31, 2015
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total Segment
Assets
Fixed maturity investments	$130.6	$417.0	$—	$547.6
Short-term investments	5.6	43.3	—	48.9
Total investments	136.2	460.3	—	596.5
Cash	.1	15.8	—	15.9
BAM Surplus Notes	503.0	—	(503.0)	—
Accrued interest receivable on BAM Surplus Notes	90.2	—	(90.2)	—
Other assets	9.5	26.8	(.8)	35.5
Total assets	$739.0	$502.9	$(594.0)	$647.9
Liabilities
BAM Surplus Notes(1)	$—	$503.0	$(503.0)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	90.2	(90.2)	—
Preferred dividends payable to White Mountains’s subsidiaries(3)	135.4	—	—	135.4
Preferred dividends payable to non-controlling interests	4.3	—	—	4.3
Other liabilities	41.5	49.7	(.8)	90.4
Total liabilities	181.2	642.9	(594.0)	230.1
Equity
White Mountains’s common shareholders’ equity	540.7	—	—	540.7
Non-controlling interests	17.1	(140.0)	—	(122.9)
Total equity	557.8	(140.0)	—	417.8
Total liabilities and equity	$739.0	$502.9	$(594.0)	$647.9

(1)	Under GAAP, the BAM Surplus Notes are classified as debt by the issuer. Under U.S. Statutory accounting, they are classified as Surplus.

(2)
Under GAAP, interest accrues daily on the BAM Surplus Notes. Under U.S. Statutory accounting, interest is not accrued on the BAM Surplus Notes until it has been approved for payment by insurance regulators.

(3)	Dividends on HG Global preferred shares payable to White Mountains's subsidiaries are eliminated in White Mountains's consolidated financial statements.

The following table presents the gross par value of policies priced and closed by BAM for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2016	2015	2016	2015
Gross par value of primary market policies priced	$3,218.0	$2,991.9	$5,729.4	$5,431.7
Gross par value of secondary market policies priced	258.5	97.6	351.6	183.3
Total gross par value of market policies priced	3,476.5	3,089.5	6,081.0	5,615.0

Less: Gross par value of policies priced yet to close	(861.7)	(469.2)	(861.7)	(469.2)
Gross par value of policies closed that were previously priced	724.5	801.1	298.6	379.5
Total gross par value of market policies closed	$3,339.3	$3,421.4	$5,517.9	$5,525.3

Other Operations

A summary of White Mountains’s financial results from its Other Operations segment for the three and six months ended June 30, 2016 and 2015 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2016	2015	2016	2015
Earned insurance premiums	$1.9	$1.8	$4.2	$3.8
Net investment income	4.8	1.8	6.2	2.5
Net realized and unrealized investment (losses) gains	(.3)	2.3	5.6	9.0
Other revenue	35.1	49.7	73.9	80.1
Total revenues	41.5	55.6	89.9	95.4
Loss and loss adjustment expenses	2.3	1.7	4.6	3.7
Insurance acquisition expenses	.6	.7	1.4	1.8
General and administrative expenses	56.7	47.8	127.4	103.7
General and administrative expenses—amortization of intangible assets	3.0	2.3	5.8	4.6
Interest expense	.9	.1	2.1	.4
Total expenses	63.5	52.6	141.3	114.2
Pre-tax (loss) income	$(22.0)	$3.0	$(51.4)	$(18.8)

Other Operations Results—Three Months Ended June 30, 2016 versus Three Months Ended June 30, 2015
White Mountains’s Other Operations segment reported pre-tax loss of $22 million in the second quarter of 2016, compared to pre-tax income of $3 million in the second quarter of 2015. The decrease was driven by a $20 million transaction gain from the sale of Hamer LLC recognized in other revenue in the second quarter of 2015 that did not recur in the second quarter of 2016. White Mountains’s Other Operations segment reported near break-even net realized and unrealized investment losses in the second quarter of 2016 compared to net realized and unrealized investment gains of $2 million in the second quarter of 2015. (See Summary of Investment Results on page 63).
In June 2016, White Mountains wrote down its investment in Star & Shield surplus notes, which reduced book value per share by $4. White Mountains consolidates the issuer of the surplus notes, Star & Shield Insurance Exchange. As a result, the impact of the write down is eliminated in pre-tax income. However, the write down resulted in a $20 million decrease to White Mountains’s book value and a corresponding increase to non-controlling interest equity.
WM Life Re reported pre-tax loss of $1 million in the second quarter of 2016 compared to break-even results in the second quarter of 2015. WM Life Re has completed its run-off as all of its contracts matured as of June 30, 2016.

Other Operations Results—Six Months Ended June 30, 2016 versus Six Months Ended June 30, 2015
White Mountains’s Other Operations segment reported pre-tax loss of $51 million in the first six months of 2016, compared to $19 million in the first six months of 2015. The decrease was driven by a $20 million transaction gain from the sale of Hamer LLC recognized in other revenue in the second quarter of 2015 that did not recur in the first six months of 2016. The first six months of 2016 also included higher incentive compensation expenses, driven by the rising market price per White Mountains share during the period. White Mountains’s Other Operations segment reported net realized and unrealized investment gains of $6 million in the first six months of 2016 compared to net realized and unrealized investment gains of $9 million in the first six months of 2015. (See Summary of Investment Results on page 63).
WM Life Re reported pre-tax loss of $2 million in the first six months of 2016 compared to $5 million of losses in the first six months of 2015.

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
For the second quarter stub period up until the closing date of the transaction, Sirius Group reported a comprehensive loss of $9 million, primarily due to $17 million of recorded losses from the Ecuador earthquake that occurred on April 16, 2016. For the first quarter of 2016, Sirius Group reported comprehensive income of $36 million, reflecting a combined ratio of 93%. (See Note 17 - “Discontinued Operations”).

Tranzact Sale
On June 9, 2016, White Mountains announced that it had entered into a definitive agreement for the sale of Tranzact to an affiliate of Clayton, Dubilier & Rice, LLC. On July 21, 2016, White Mountains completed the sale of Tranzact and received net proceeds of $221 million.
As of June 30, 2016 and December 31, 2015, Tranzact’s results are reported as discontinued operations and assets and liabilities held for sale within White Mountains’s GAAP financial statements. Net loss from discontinued operations related to Tranzact was $1 million and $3 million for the three and six months ended June 30, 2016 and $7 million and $4 million for the three and six months ended June 30, 2015.

Esurance
White Mountains recognized an $8 million net gain on sale of discontinued operations in the first six months of 2015, which primarily related to an installment payment from Allstate for the favorable development on loss reserves. (See Note 18 - “Contingencies”).

II. Summary of Investment Results

White Mountains’s total operations investment results include continuing operations and discontinued operations. During the third quarter of 2015, White Mountains signed a definitive agreement to sell Sirius Group, which closed on April 18, 2016. Sirius Group’s results inured to White Mountains through the closing date of the transaction.
For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a better comparison to benchmark returns, while all dollar amounts are presented net of management fees and trading expenses.  A summary of White Mountains’s consolidated total operations’ pre-tax investment results, including returns from discontinued operations, for the three and six months ended June 30, 2016 and 2015 follows:
Gross investment returns and benchmark returns

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Fixed maturity investments	0.9%	0.5%	2.6%	0.2%
Short-term investments	0.1%	0.3%	0.6%	(0.5)%
Total fixed income investment returns:
In U.S. dollars	0.8%	0.5%	2.4%	0.1%
In local currencies	0.9%	(0.1)%	2.2%	0.7%
Barclays U.S. Intermediate Aggregate Index	1.4%	(0.7)%	3.8%	0.6%

Common equity securities	(0.7)%	0.9%	2.0%	3.5%
Other long-term investments	3.9%	(2.4)%	3.9%	(4.4)%
Total common equity securities and other long-term investment returns:
In U.S. dollars	1.1%	(0.2)%	2.6%	0.9%
In local currencies	1.2%	(0.5)%	2.4%	1.0%
S&P 500 Index (total return)	2.5%	0.3%	3.8%	1.2%

Total consolidated portfolio returns:
In U.S. dollars	0.8%	0.4%	2.4%	0.3%
In local currencies	0.9%	(0.2)%	2.2%	0.7%

 Investment Returns—Three and Six Months Ended June 30, 2016 versus Three and Six Months Ended June 30, 2015
White Mountains’s GAAP pre-tax total return on invested assets was 0.8% and 2.4% for the second quarter and first six months of 2016, which included -0.1% from foreign currency losses for the second quarter and 0.2% from currency gains for the first six months of 2016, respectively. White Mountains’s GAAP pre-tax total return on invested assets was 0.4% and 0.3% for the second quarter and first six months of 2015, which included 0.6% from foreign currency gains in the second quarter and -0.4% from foreign currency losses for the first six months of 2015, respectively.

Fixed income results
White Mountains maintains a high-quality, short-duration fixed income portfolio. As of June 30, 2016, the fixed income portfolio duration was approximately 1.9 years, including short-term investments, compared to 2.2 years as of December 31, 2015 and 2.2 years as of June 30, 2015.
In U.S. dollars, the fixed income portfolio returned 0.8% and 2.4% for the second quarter and first six months of 2016. In local currencies, the fixed income portfolio returned 0.9% and 2.2% for the second quarter and first six months of 2016, underperforming the longer duration Barclays U.S. Intermediate Aggregate Index returns of 1.4% and 3.8% for the comparable periods. The underperformance relative to the benchmark was primarily attributable to the short duration positioning of the portfolio and a decline in interest rates during both the second quarter and first six months of 2016. In U.S. dollars, the fixed income portfolio returned 0.5% and 0.1% for the second quarter and first six months of 2015. In local currencies, the fixed income portfolio returned -0.1% for the second quarter of 2015, outperforming the longer duration Barclays U.S. Intermediate Aggregate Index return of -0.7% as interest rates rose during the quarter. In local currencies, the fixed income portfolio returned 0.7% for the first six months of 2015, which was essentially in-line with the Barclays U.S. Intermediate Aggregate Index return of 0.6%.

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
White Mountains’s portfolio of common equity securities and other long-term investments represented approximately 13%, 23%, and 16% of GAAP invested assets as of June 30, 2016, December 31, 2015, and June 30, 2015.
In U.S. dollars, the equity portfolio returned 1.1% and 2.6% for the second quarter and first six months of 2016. In local currencies, the equity portfolio returned 1.2% and 2.4% for the second quarter and first six months of 2016. These results underperformed the S&P 500 Index returns of 2.5% and 3.8% for the comparable periods. The underperformance relative to the S&P 500 Index for the second quarter and first six months of 2016 was primarily attributable to unfavorable performance in the second quarter in both of White Mountains’s common equity portfolio managed by third party advisers, partially offset by a favorable mark-to-market adjustment to the OneBeacon surplus notes.
In U.S. dollars, the equity portfolio returned -0.2% and 0.9% for the second quarter and first six months of 2015. In local currencies, the equity portfolio returned -0.5% and 1.0% for the second quarter and first six months of 2015. These results underperformed the S&P 500 Index returns of 0.3% and 1.2% for the comparable periods. The underperformance relative to the S&P 500 Index return for the second quarter of 2015 was primarily due to unfavorable results in energy exposed private equity funds, while the underperformance for the first six months of 2015 was primarily attributable to White Mountains’s investment in TaClaro Holdings B.V., which wrote-off $7 million related to its underlying investment in TaCerto.com during the first quarter of 2015 and unfavorable results in energy exposed private equity funds in both the first and second quarter of 2015.
White Mountains has established relationships with third party registered investment advisers to manage publicly-traded common equity securities and convertibles. The largest of these relationships have been with Prospector Partners LLC (“Prospector”), Lateef Investment Management (“Lateef”) and Silchester International Investors (“Silchester”). During the second quarter of 2015, White Mountains instructed Prospector to liquidate its separate account portfolios and redeemed its investments in the hedge funds managed by Prospector and reallocated a portion of its equity exposure into passive equity investment vehicles (ETFs). White Mountains has since terminated its investment management agreements with Prospector.  White Mountains continues to have publicly-traded common equity securities actively managed by Lateef and Silchester.

White Mountains invests in ETFs that seek to provide investment results that, before expenses, generally correspond to the performance of the S&P 500, Russell 1000 and Russell 1000 Value Indices. As of June 30, 2016, White Mountains had $87.5 million invested in ETFs. The following summarizes White Mountains’s investments in ETFs by exposure to each index:

Millions	Total
Index	June 30, 2016
S&P 500	$55.9
Russell 1000 Value	21.8
Russell 1000	9.8
Total	$87.5

In the second quarter and first six months of 2016, the ETFs essentially earned the effective index return, before expenses, over the period in which White Mountains was invested in each respective fund.
The Lateef separate account is a highly concentrated portfolio of mid-cap and large-cap growth companies. Lateef is a growth at a reasonable price manager focused on investing in high return businesses at reasonable valuations. Lateef uses a bottom up, fundamental research-driven investment process that is focused on absolute returns, low turnover and a long-term investment horizon. As a highly concentrated portfolio of 15 to 20 positions, relative performance to the S&P 500 Index return is often driven, positively or negatively, by individual positions, especially in the short-term. The Lateef separate account returned -2.9% and -2.3% for the second quarter and first six months of 2016, underperforming the S&P 500 Index returns of 2.5% and 3.8% for the comparable periods. The Lateef separate account returned 0.2% and 4.1% for the second quarter and first six months of 2015, slightly underperforming the S&P 500 Index return of 0.3% for the second quarter of 2015 while significantly outperforming the S&P 500 Index return of 1.2% for the first six months of 2015.
White Mountains has an investment in the Calleva Trust, an open-ended unit trust established as an Undertaking for Collective Investment in Transferable Securities (“UCITS”) under the European Communities Regulations that is managed by Silchester. Silchester invests primarily in value-oriented non-U.S. equity securities. Silchester’s investment strategy focuses on companies with low market multiples of earnings, cash flow, asset value or dividends. In U.S. dollars, the Silchester portfolio returned -1.8% and -1.2% for the second quarter and first six months of 2016, underperforming the S&P 500 Index returns of 2.5% and 3.8% for the comparable periods. In local currencies, the Silchester portfolio returned -1.9% and -4.5% for the second quarter and first six months of 2016, underperforming the MCSI EAFE Index return of -0.7% for the second quarter while outperforming the MCSI EAFE Index return of -7.2% for the first six months of the 2016. In U.S. dollars, the Silchester portfolio returned 1.5% and 8.6% for the second quarter and first six months of 2015, outperforming the S&P 500 Index returns of 0.3% and 1.2% for the comparable periods. In local currencies, the Silchester portfolio was flat in the second quarter and returned 10.8% for the first six months of 2015, outperforming the MCSI EAFE Index returns of -1.8% and 8.8% for the comparable periods.
White Mountains maintains a portfolio of other long-term investments that consists primarily of hedge funds, private equity funds, direct investments in privately held common and convertible securities, the OneBeacon surplus notes, and various other investments in limited partnerships. As of June 30, 2016, approximately 40% of these other long-term investments were in private equity funds, with a general emphasis on narrow, sector-focused funds, and hedge funds, with a general emphasis on long-short equity funds.
White Mountains’s other long-term investments portfolio returned 3.9% for both the second quarter and first six months of 2016, outperforming the S&P Index returns of 2.5% and 3.8% and the HFRX Equal Weighted Strategies Index returns of 1.6% and 0.2% for the comparable periods. The portfolio’s outperformance versus the benchmarks for the second quarter and first six months of 2016 was primarily attributable to a favorable mark-to-market adjustment to the OneBeacon surplus notes resulting primarily from changes in credit spreads as well as solid hedge fund results. White Mountains’s other long-term investments returned -2.4% and -4.4% for the second quarter and first six months of 2015, underperforming the S&P 500 Index returns of 0.3% and 1.2% and the HFRX Equal Weighted Strategies Index returns of -0.4% and 1.5% for the comparable periods. The underperformance relative to these indices for the second quarter of 2015 was attributable to unfavorable results in energy exposed private equity funds. The underperformance to these indicies for the first six months of 2015 was primarily attributable to White Mountains’s investment in TaClaro Holdings B.V., which wrote-off $7 million related to its underlying investment in TaCerto.com, as well as unfavorable results in energy exposed private equity funds.

Foreign Currency Translation
The majority of White Mountains’s exposure to foreign currency exchange rate risk was eliminated when Sirius Group was sold to CMI on April 18, 2016. As of June 30, 2016, White Mountains’s remaining net foreign currency exchange rate risk is less than $100 million and relates to Wobi, equity securities managed by Silchester and certain other long-term investments.

Investment in Symetra Common Shares
During the third quarter of 2015, Symetra announced that it entered into a definitive merger agreement with Sumitomo Life Insurance Company (“Sumitomo Life”) pursuant to which Sumitomo Life would acquire all of the outstanding shares of Symetra. Following the announcement and Symetra shareholders’ November 5, 2015 meeting to approve the transaction, White Mountains relinquished its representation on Symetra’s board of directors. As a result, White Mountains changed its accounting for Symetra common shares from the equity method to fair value. The carrying value per Symetra share used in the calculation of White Mountains’s adjusted book value per share was $31.77 at December 31, 2015. On February 1, 2016, Symetra closed its definitive merger agreement with Sumitomo Life and White Mountains received proceeds of $658 million, or $32 per common share. White Mountains recognized $4.7 million in pre-tax net investment gains associated with Symetra during in the first six months of 2016.

LIQUIDITY AND CAPITAL RESOURCES

Recent Developments
On April 18, 2016, White Mountains completed the sale of Sirius Group to CMI for approximately $2.6 billion. $162 million of this amount was used to purchase certain assets to be retained by White Mountains out of Sirius Group, including shares of OneBeacon. In April 2016, subsequent to the closing of the Sirius Group sale, White Mountains used $150 million of the proceeds to repay the balance outstanding under the WTM Bank Facility. On July 21, 2016, White Mountains closed its previously announced sale of Tranzact Holdings, LLC to an affiliate of Clayton, Dubilier & Rice, LLC and received net proceeds of $221 million. Through the first seven months of 2016, White Mountains repurchased 724,947 of its common shares for $574 million. Reflecting all of the above, as of July 31, 2016, White Mountains had approximately $2 billion of undeployed capital. Going forward, White Mountains expects to gradually return capital to shareholders while exploring new investment opportunities.

Operating Cash and Short-term Investments
Holding company level.  The primary sources of cash for the Company and certain of its intermediate holding company subsidiaries are expected to be distributions and tax sharing payments received from its insurance and other operating subsidiaries, capital raising activities, net investment income, proceeds from sales and maturities of investments and, from time to time, proceeds from the sales of operating subsidiaries. The primary uses of cash are expected to be repurchases of the Company’s common shares, payments on and repurchases/retirements of its debt obligations, dividend payments to holders of the Company’s common shares, to non-controlling interest holders of OneBeacon Ltd.’s common shares and to non-controlling interest holders of other consolidated subsidiaries, purchases of investments, payments to tax authorities, contributions to operating subsidiaries, operating expenses and, from time to time, purchases of operating subsidiaries.
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

OneBeacon:
OneBeacon’s top-tier regulated U.S. insurance operating subsidiary, Atlantic Specialty Insurance Company (“ASIC”), has the ability to pay dividends to its immediate parent during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based upon the formula above, most recently calculated as of March 31, 2016, ASIC has the ability to pay $30 million of dividends during 2016 without prior approval of regulatory authorities. As of March 31, 2016, ASIC had $632 million of statutory surplus and $72 million of earned surplus. During the first six months of 2016, ASIC paid $27 million of dividends to its immediate parent.
OneBeacon is in the process of seeking regulatory approval of the redomestication of ASIC from New York, its current state of domicile, to Pennsylvania. Under the existing dividend capacity formula most recently calculated as of December 31, 2015, for the Commonwealth of Pennsylvania, which is the greater of 10% of policyholder surplus or net income of the previous year, ASIC would have the ability to pay $62 million in dividends in 2016 if it were to be redomesticated to Pennsylvania. In April 2016, a dividend payment by ASIC to OneBeacon of $27 million reduced the $62 million calculated under the Pennsylvania dividend capacity formula. OneBeacon anticipates receiving regulatory approval for the redomestication during the second half of 2016, however, there is no guarantee that this approval will be granted.
During 2016, Split Rock has the ability to pay dividends or make distributions without the prior approval of regulatory authorities, subject to meeting all appropriate liquidity and solvency requirements, of up to $37 million, which is equal to 15% of its December 31, 2015 statutory capital and surplus. During the first six months of 2016, Split Rock paid $25 million of dividends to its immediate parent.
During the first six months of 2016, OneBeacon’s unregulated insurance operating subsidiaries paid $5 million of dividends to their immediate parent. As of June 30, 2016, OneBeacon’s unregulated insurance operating subsidiaries had $100 million of net unrestricted cash, short-term investments, fixed maturity investments and other long-term investments, which included the OneBeacon Surplus Notes, with a carrying value of $63 million.
During the first six months of 2016, OneBeacon Ltd. paid $40 million of regular quarterly dividends to its common shareholders. White Mountains received $30 million of these dividends.
As of June 30, 2016, OneBeacon Ltd. and its intermediate holding company subsidiaries had $95 million of net unrestricted cash, short-term investments and fixed maturity investments and $26 million of common equity securities outside of its regulated and unregulated insurance operating subsidiaries.

HG Global/BAM:
At June 30, 2016, HG Global had $619 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. HG Global did not declare or pay any preferred dividends in the first six months of 2016. As of June 30, 2016, HG Global has accrued $163 million of dividends payable to holders of its preferred shares, $157 million of which is payable to White Mountains and eliminated in consolidation.
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

Other Operations:
During the first six months of 2016, White Mountains contributed $15 million to WM Advisors. During the first six months of 2016, WM Advisors did not pay any dividends to its immediate parent. At June 30, 2016, WM Advisors had $16 million of net unrestricted cash, short-term investments and fixed maturity investments.
During the first six months of 2016, White Mountains paid a $5 million common share dividend. At June 30, 2016, the Company and its intermediate holding company subsidiaries had $1,841 million of net unrestricted cash, short-term investments and fixed maturity investments, $170 million of common equity securities and $57 million of other long-term investments included in its Other Operations segment.

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

The following table illustrates White Mountains’s consolidated insurance float position as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
($ in millions)	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Loss and LAE reserves	$1,376.6	$5.7	$1,382.3	$1,389.8	$1,650.4	$3,040.2
Unearned insurance and reinsurance premiums	619.7	1.8	621.5	610.5	344.3	954.8
Ceded reinsurance payable	23.9	(.2)	23.7	29.8	67.8	97.6
Funds held under insurance and reinsurance contracts	140.9	—	140.9	137.7	53.0	190.7
Deferred tax on safety reserve (1)	—	—	—	—	279.2	279.2
Insurance liabilities	2,161.1	7.3	2,168.4	2,167.8	2,394.7	4,562.5

Cash in regulated insurance and reinsurance subsidiaries	$24.9	$—	$24.9	$43.9	$129.2	$173.1
Reinsurance recoverable on paid and unpaid losses	183.5	.5	184.0	193.5	293.8	487.3
Insurance and reinsurance premiums receivable	240.4	2.4	242.8	220.3	326.6	546.9
Funds held by ceding entities	—	—	—	—	90.6	90.6
Deferred acquisition costs	113.9	—	113.9	107.6	74.6	182.2
Ceded unearned insurance and reinsurance premiums	34.5	—	34.5	29.5	87.7	117.2
Insurance assets	597.2	2.9	600.1	594.8	1,002.5	1,597.3

Insurance float	$1,563.9	$4.4	$1,568.3	$1,573.0	$1,392.2	$2,965.2
Insurance float as a multiple of total adjusted capital	0.3x	N/A	0.3x	0.3x	N/A	0.6x
Insurance float as a multiple of White Mountains’s common shareholders’ equity	0.4x	N/A	0.4x	0.4x	N/A	0.8x
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

During the first six months of 2016, insurance float from continuing operations decreased by $9 million, primarily due to a highly competitive market and strategic underwriting decisions that resulted in a slight contraction of OneBeacon’s insurance operations.

Financing

The following table summarizes White Mountains’s capital structure as of June 30, 2016 and December 31, 2015:

($ in millions)	June 30, 2016	December 31, 2015
WTM Bank Facility	$—	$50.0
OBH Senior Notes, carrying value	273.0	272.9
OneBeacon Bank Facility	—	—
MediaAlpha Bank Facility, carrying value	16.8	14.7
Total debt in continuing operations	289.8	337.6
Debt included in discontinued operations (1)	96.9	506.4
Total debt	386.7	844.0
Non-controlling interest—OneBeacon Ltd.	244.8	245.6
Non-controlling interest—SIG Preference Shares	—	250.0
Non-controlling interests—other, excluding mutuals and reciprocals	113.6	115.2
Total White Mountains’s common shareholders’ equity	3,875.2	3,913.2
Total capital	4,620.3	5,368.0

Total debt to total capital	8%	16%
Total debt and SIG Preference Shares to total capital	8%	20%
(1) See Note 17 - “Discontinued Operations”.

Management believes that White Mountains has the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. However, White Mountains can provide no assurance that, if needed, it would be able to obtain additional debt or equity financing on satisfactory terms, if at all.
On August 14, 2013, White Mountains entered into a revolving credit facility with a syndicate of lenders administered by Wells Fargo Bank, N.A., which has a total commitment of $425 million and has a maturity date of August 14, 2018 (the “WTM Bank Facility”). During the six months ended June 30, 2016, White Mountains borrowed an additional $100 million and repaid $150 million under the WTM Bank Facility at a blended interest rate of 3.90%. As of June 30, 2016, the WTM Bank Facility was undrawn.
The WTM Bank Facility contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards. In November 2012, OneBeacon U.S. Holdings, Inc. (“OBH”) issued $275 million face value of senior unsecured notes (“OBH Senior Notes”) through a public offering, at an issue price of 99.9% and received $273 million of proceeds. The OBH Senior Notes bear an annual interest rate of 4.6% payable semi-annually in arrears on May 9 and November 9, until maturity on November 9, 2022, and are fully and unconditionally guaranteed as to the payment of principal and interest by OneBeacon Ltd. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the OBH Senior Notes have an effective yield to maturity of approximately 4.7% per annum.
The OBH Senior Notes were issued under indentures that contain restrictive covenants which, among other things, limit the ability of OneBeacon Ltd., OBH, and their respective subsidiaries to create liens and enter into sale and leaseback transactions and limits the ability of OneBeacon Ltd. and OBH to consolidate, merge or transfer its properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which the OneBeacon Ltd. or OBH must adhere. In addition, a failure by OneBeacon Ltd. or OBH or their respective subsidiaries to pay principal and interest on covered debt, where such failure results in the acceleration of at least $75 million of the principal amount of covered debt, could trigger the acceleration of the OBH Senior Notes.
On September 29, 2015, OneBeacon Ltd. and OneBeacon U.S. Holdings, Inc. (“OBH”), as co-borrowers and co-guarantors, entered into a revolving credit facility administered by U.S. Bank N.A. and also including BMO Harris Bank N.A., which has a total commitment of $65 million and has a maturity date of September 29, 2019 (the “OneBeacon Bank Facility”).  As of June 30, 2016, the OneBeacon Bank Facility was undrawn.
The OneBeacon Bank Facility contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards.

On July 23, 2015, MediaAlpha entered into a secured credit facility with Opus Bank, which has a total commitment of $20 million and has a maturity date of July 23, 2019 (the “MediaAlpha Bank Facility”).  The MediaAlpha Bank Facility consists of a $15 million term loan facility and a revolving loan facility for $5.0 million, which had an outstanding balance of $2 million as of June 30, 2016. During the six months ended June 30, 2016, MediaAlpha borrowed $3 million and repaid $1 million under the revolving loan facility. The MediaAlpha Bank Facility carries a variable interest rate that is based on the Prime Rate, as published by the Wall Street Journal, plus a spread of 1.5% as of June 30, 2016.
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

Covenant Compliance
At June 30, 2016, White Mountains was in compliance with all of the covenants under all of its debt instruments and expects to remain in compliance for the foreseeable future.

Share Repurchases
White Mountains’s board of directors has authorized the Company to repurchase its common shares from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. As of June 30, 2016, White Mountains may repurchase an additional 792,311 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its board of directors.
The following table presents common shares repurchased by the Company during the first and second quarters and the first seven months of 2016 and 2015, as well as the average price per share as a percent of the adjusted book value per share as of March 31, 2016 and 2015 (for the first quarter of each year) and June 30, 2016 and 2015 (for all other periods of each year). In addition, for the first quarter 2016, the average price per share as a percent of adjusted book value per share including the estimated gain from the sale of Sirius Group is presented. For all other 2016 periods, the average price per share as a percent of adjusted book value per share including the estimated gain from the sale of Tranzact is presented.

				Average price per share as % of
					Adjusted book
			Average		value per share,
	Shares	Cost	price	Adjusted book	including estimated
Dates	Repurchased	(millions)	per share	value per share (1)	transaction gains (2)

1st quarter 2016	228,688	$172.7	$755.36	107%	95%
2nd quarter 2016	463,276	$374.7	$808.76	103%	101%
Year-to-date June 30, 2016	691,964	547.4	791.11	101%	99%
July 2016	32,983	27.0	819.67	104%	102%
Year-to-date July 31, 2016 (3)	724,947	$574.4	$792.41	101%	99%

1st quarter 2015	17,520	$11.1	$631.56	95%	N/A
2nd quarter 2015	33,168	$21.6	$652.03	97%	N/A
Year-to-date June 30, 2015	50,688	32.7	644.97	96%	N/A
July 2015	—	—	—	—%	N/A
Year-to-date July 31, 2015 (3)	50,688	$32.7	$644.97	96%	N/A
(1) Average price per share is expressed as a percentage of White Mountains's adjusted book value per share as of March 31, 2016 for the first quarter 2016 and June 30, 2016 for all other 2016 periods presented and as of March 31, 2015 for the first quarter 2015 and June 30, 2015 for all other 2015 periods presented.
(2) For the first quarter 2016, adjusted book value per share includes estimated gain from sale of Sirius Group. For all other 2016 periods, adjusted book value per share includes estimated gain from sale of Tranzact.
(3) Includes 8,022 and 10,802 common shares repurchased by the Company during the first seven months of 2016 and 2015 to satisfy employee income tax withholding pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not reduce the board authorization referred to above.

OneBeacon
In 2007, OneBeacon’s board authorized management to repurchase up to $200 million of OneBeacon’s Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. Since the inception of this authorization, OneBeacon has repurchased and retired 6.7 million of its Class A common shares. During the first six months of 2016, OneBeacon repurchased 850,349 of its common shares under the share repurchase authorization for $11 million at an average share price of $12.42. No shares were repurchased under the share repurchase authorization during the first six months of 2015. The amount of authorization remaining is $75 million as of June 30, 2016.
During the first six months of 2016 and 2015, OneBeacon also repurchased 64,981 and 112,051 common shares for $1 million and $2 million to satisfy employee income tax withholding, pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not reduce the board authorization referred to above.

Cash Flows

Detailed information concerning White Mountains’s cash flows during the three months ended June 30, 2016 and 2015 follows:

Cash flows from continuing operations for the six months ended June 30, 2016 and June 30, 2015
Net cash used from continuing operations was $144 million in the first six months of 2016 and $23 million in the first six months of 2015. The decrease in cash flow from continuing operations was driven by a decrease at OneBeacon, due primarily to higher incentive compensation payments and lower premium collections, as well as an increase in incentive compensation payments in the Other Operations segment in the first six months ot 2016 relative to the first six months of 2015. White Mountains does not believe these trends will have a meaningful impact on its future liquidity or its ability to meet its future cash requirements.

Cash flows from investing and financing activities for the six months ended June 30, 2016
Financing and Other Capital Activities
During the first six months of 2016, the Company declared and paid a $5 million cash dividend to its common shareholders.
During the first six months of 2016, the Company repurchased and retired 691,964 of its common shares for $547 million, which included 8,022 common shares repurchased under employee benefit plans.
During the first six months of 2016, White Mountains borrowed a total of $100 million and repaid a total of $150 million under the WTM Bank Facility.
During the first six months of 2016, OneBeacon Ltd. declared and paid $40 million of cash dividends to its common shareholders. White Mountains received a total of $30 million of these dividends.
During the six months ended June 30, 2016, OneBeacon Ltd. repurchased and retired 850,349 shares of its Class A common stock for $11 million.
During the first six months of 2016, HG Global raised $6 million of additional capital through the issuance of preferred shares, 97% of which were purchased by White Mountains. HG Global used $3 million of the proceeds to repay and cancel an internal credit facility with White Mountains.
During the first six months of 2016, BAM received $17 million in surplus contributions from its members.
During the first six months of 2016, MediaAlpha paid $2 million of dividends, of which $1 million was paid to White Mountains.
During the first six months of 2016, MediaAlpha borrowed $2 million under the revolving loan portion of the MediaAlpha Bank Facility.
During the first six months of 2016, White Mountains contributed $15 million to WM Advisors.

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
On April 18, 2016, White Mountains completed the sale of Sirius Group to CMI for approximately $2.6 billion. $162 million of this amount was used to purchase certain assets to be retained by White Mountains out of Sirius Group, including shares of OneBeacon.

On April 27, 2016, White Mountains purchased NIS 16 million (approximately $4 million) of convertible preferred shares of Wobi, increasing its ownership share to 96.5% on a fully converted basis.

Cash flows from investing and financing activities for the six months ended June 30, 2015
Financing and Other Capital Activities
During the first six months of 2015, the Company declared and paid a $6 million cash dividend to its common shareholders.
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

Acquisitions and Dispositions
On February 23, 2015, Wobi acquired 56.2% of the outstanding share capital of Cashboard for NIS 10 million (approximately $2 million ).
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

Invested Assets
White Mountains’s invested assets that are measured at fair value include fixed maturity investments, common equity securities and interests in hedge funds and private equity funds.
Where available, the estimated fair value of investments is based upon quoted prices in active markets. In circumstances where quoted prices are unavailable, White Mountains uses fair value estimates based upon other observable inputs including benchmark yields, reported trades, broker dealer quotes, issuer spreads, benchmark securities, bids, offers, prepayment speeds, reference data including research publications and other relevant inputs. Where observable inputs are not available, the estimated fair value is based upon internal pricing models using assumptions that include inputs that may not be observable in the marketplace but which reflect management’s best judgment given the circumstances and consistent with what other market participants would use when pricing such instruments.
As of June 30, 2016, approximately 91% of the investment portfolio (including investments in discontinued operations) recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturity securities, primarily investments in U.S. Treasuries, common equity securities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturity securities including debt securities issued by corporations, municipal obligations, mortgage and asset-backed securities, foreign government, agency and provisional obligations and preferred stock. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Investments valued using Level 2 inputs also include certain ETFs that track U.S. stock indices such as the S&P 500 but are traded on foreign exchanges and that management values using the fund’s published NAV to account for the difference in market close times. Level 3 fair value estimates based upon unobservable inputs include White Mountains’s investments in surplus notes, as well as certain investments in fixed maturity investments, common equity securities and other long-term investments where quoted market prices are unavailable or are not considered reasonable.
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
In those circumstances, White Mountains estimates the fair value using industry standard pricing methodologies and observable inputs such as benchmark yields, reported trades, broker dealer quotes, issuer spreads, bids, offers, credit ratings prepayment speeds, reference data including research publications and other relevant inputs. White Mountains performs procedures to validate the market prices obtained from the outside pricing sources. Such procedures, which cover substantially all of its fixed maturity investments include, but are not limited to, evaluation of pricing methodologies and the pricing services’ quality control processes and procedures on at least an annual basis, comparison of market prices to prices obtained from alternative independent pricing vendors on at least a semi-annual basis, monthly analytical reviews of certain prices, and review of assumptions utilized by the pricing service for selected measurements on an ad hoc basis throughout the year. White Mountains also performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price on an ad-hoc basis throughout the year. Prices provided by the pricing services that vary by more than 5% and $1 million from the expected price based on these procedures are considered outliers. Also considered outliers are prices that have not changed from period to period and prices that have trended unusually compared to market conditions. In circumstances where the results of White Mountains’s review process do not appear to support the market price provided by the pricing services, White Mountains challenges the price.  The fair values of such securities are considered to be Level 3 measurements.

NON-GAAP FINANCIAL MEASURES

This report includes two non-GAAP financial measures that have been reconciled to their most comparable GAAP financial measures.
Adjusted comprehensive income is a non-GAAP financial measure that, for periods that White Mountains accounted for its investment in Symetra under the equity method, excludes the change in equity in net unrealized gains and losses from Symetra’s fixed maturity portfolio, net of applicable taxes, from comprehensive income. White Mountains accounted for its investment in Symetra under the equity method until November 5, 2015, when it changed its accounting to fair value. In the calculation of comprehensive income under GAAP, fixed maturity investments are marked-to-market while the liabilities to which those assets are matched are not. Symetra attempts to earn a “spread” between what it earns on its investments and what it pays out on its products. In order to try to fix this spread, Symetra invests in a manner that tries to match the duration and cash flows of its investments with the required cash outflows associated with its life insurance and structured settlements products. As a result, Symetra typically earns the same spread on in-force business whether interest rates fall or rise. Further, at any given time, some of Symetra’s structured settlement obligations may extend 40 or 50 years into the future, which is further out than the longest maturing fixed maturity investments regularly available for purchase in the market (typically 30 years). For these long-dated products, Symetra is unable to fully match the obligation with assets until the remaining expected payout schedule comes within the duration of securities available in the market. If at that time, these fixed maturity investments have yields that are lower than the yields expected when the structured settlement product was originally priced, the spread for the product will shrink and Symetra will ultimately harvest lower returns for its shareholders. GAAP comprehensive income increases when rates decline, which would suggest an increase in the value of Symetra - the opposite of what is happening to the intrinsic value of the business. Therefore, White Mountains’s management and Board of Directors historically used adjusted comprehensive income when assessing Symetra’s quarterly financial performance. In addition, this measure is typically the predominant component of change in adjusted book value per share, which is used in calculation of White Mountains’s performance for both short-term (annual bonus) and long-term incentive plans. The reconciliation of comprehensive income to adjusted comprehensive income is included on page 53.
Adjusted book value per share is a non-GAAP financial measure which is derived by expanding the calculation of GAAP book value per share to exclude equity in net unrealized gains (losses) from Symetra’s fixed maturity portfolio, net of applicable taxes, for periods that White Mountains accounted for its investment in Symetra under the equity method. White Mountains accounted for its investment in Symetra under the equity method until November 5, 2015, when it changed its accounting to fair value. Adjusted book value per share includes the dilutive effects of outstanding non-qualified options. In addition, the number of common shares outstanding used in the calculation of adjusted book value per White Mountains's common share is adjusted to exclude unearned restricted common shares, the compensation cost of which, at the date of calculation, has yet to be amortized. The reconciliation of adjusted book value per share to GAAP book value per share is included on page 52.

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

The Principal Executive Officer (“PEO”) and the Principal Financial Officer (“PFO”) of White Mountains have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the PEO and PFO have concluded that White Mountains’s disclosure controls and procedures are effective.
There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 30, 2016.

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
The Court granted an omnibus motion to dismiss the Noteholder Actions in September 2013 and plaintiffs appealed. On March 29, 2016, a three judge panel of the U.S Second Circuit Court of Appeals affirmed the dismissal of the Noteholders Action. On July 22, 2016, the Plaintiff's petition to the Second Circuit for reconsideration or for a rehearing en banc was denied in full. The Plaintiffs have 90 days in which to file for a writ of certiorari, seeking review in the United States Supreme Court.
        In addition, OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. This matter was consolidated for pretrial matters with the Noteholder Actions in the United States District Court for the Southern District of New York and was stayed pending the motion to dismiss in the Noteholder Action. An omnibus motion to dismiss the shareholder defendants in the Committee Action was filed in May 2014. No amount has been accrued in connection with this matter as of June 30, 2016, as the amount of loss, if any, cannot be reasonably estimated.

Item 1A. Risk Factors.

There have been no material changes to any of the risk factors previously disclosed the Registrant’s 2015 Annual Report on Form 10-K.

Item 2.	Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
April 1-April 30, 2016	356,423	$806.52	356,423	899,164
May 1-May 31, 2016	50,425	$814.97	50,425	848,739
June 1-June 30, 2016	56,428	$817.35	56,428	792,311
Total	463,276	$808.76	463,276	792,311
(1) White Mountains’s board of directors has authorized the Company to repurchase its common shares, from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. As of June 30, 2016, White Mountains may repurchase an additional 792,311 shares under these board authorizations.

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
The following financial information from White Mountains’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL: (i) Consolidated Balance Sheets, June 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations and Comprehensive Income, Three and Six Months Ended June 30, 2016 and 2015; (iii) Consolidated Statements of Changes in Equity, Six Months Ended June 30, 2016 and 2015; (iv) Consolidated Statements of Cash Flows, Six Months Ended June 30, 2016 and 2015; and (v) Notes to Consolidated Financial Statements. *

*	Included herein
**	Not included as an exhibit as the information is contained elsewhere within this report. See Note 11 - “Earnings Per Share” of the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date:	August 3, 2016	By: /s/ J. Brian Palmer
J. Brian Palmer
Managing Director and Chief Accounting Officer