Form 10-Q
period 2016-09-30
WHITE MOUNTAINS INSURANCE GROUP LTD
filed 2016-11-02
CIK 776867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2016

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

As of October 31, 2016, 4,565,240 common shares with a par value of $1.00 per share were outstanding (which includes 70,619 restricted common shares that were not vested at such date).

WHITE MOUNTAINS INSURANCE GROUP, LTD.

Part I.FINANCIAL INFORMATION.

Item 1.	Financial Statements
WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

(Millions, except share amounts)	September 30, 2016	December 31, 2015
Assets	Unaudited
Fixed maturity investments, at fair value	$4,131.5	$2,630.2
Short-term investments, at amortized cost (which approximates fair value)	305.6	211.2
Common equity securities, at fair value	425.0	1,113.9
Other long-term investments	351.4	315.8
Total investments	5,213.5	4,271.1
Cash (restricted: $0.0 and $5.8)	244.7	173.0
Reinsurance recoverable on unpaid losses	169.4	186.0
Reinsurance recoverable on paid losses	16.4	7.5
Insurance premiums receivable	264.6	220.3
Deferred acquisition costs	109.6	107.6
Deferred tax asset	119.5	112.8
Ceded unearned insurance premiums	35.1	29.5
Accrued investment income	18.9	13.9
Accounts receivable on unsettled investment sales	179.0	41.9
Goodwill and other intangible assets	59.3	55.4
Other assets	226.3	273.2
Assets held for sale	27.0	4,790.4
Total assets	$6,683.3	$10,282.6
Liabilities
Loss and loss adjustment expense reserves	$1,362.0	$1,389.8
Unearned insurance premiums	674.1	610.5
Debt	288.5	337.6
Accrued incentive compensation	124.2	140.7
Ceded reinsurance payable	28.2	29.9
Funds held under insurance contracts	156.2	137.8
Accounts payable on unsettled investment purchases	30.0	—
Other liabilities	210.9	220.9
Liabilities held for sale	7.8	3,047.4
Total liabilities	2,881.9	5,914.6
Equity
White Mountains’s common shareholders’ equity
White Mountains’s common shares at $1 par value per share - authorized 50,000,000 shares;
issued and outstanding 4,578,698 and 5,623,735 shares	4.6	5.6
Paid-in surplus	805.2	972.6
Retained earnings	2,846.7	3,084.9
Accumulated other comprehensive loss, after tax:
Net unrealized foreign currency translation losses	(.6)	(145.6)
Pension liability and other	(3.7)	(4.3)
Total White Mountains’s common shareholders’ equity	3,652.2	3,913.2
Non-controlling interests	149.2	454.8
Total equity	3,801.4	4,368.0
Total liabilities and equity	$6,683.3	$10,282.6
 See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except per share amounts)	2016	2015	2016	2015
Revenues:
Earned insurance premiums	$281.3	$284.9	$838.1	$896.0
Net investment income	22.5	16.8	59.6	42.6
Net realized and unrealized investment gains (losses)	26.4	(43.9)	84.0	(33.9)
Other revenue	34.8	38.3	110.8	114.4
Total revenues	365.0	296.1	1,092.5	1,019.1
Expenses:
Loss and loss adjustment expenses	165.0	170.0	508.1	534.1
Insurance acquisition expenses	56.4	55.3	159.2	166.1
Other underwriting expenses	49.6	56.5	156.0	165.5
General and administrative expenses	70.2	97.3	230.4	231.6
Interest expense	3.8	3.9	12.4	10.8
Total expenses	345.0	383.0	1,066.1	1,108.1

Pre-tax income (loss) from continuing operations	20.0	(86.9)	26.4	(89.0)

Income tax benefit (expense)	6.7	1.6	22.4	(.8)

Net income (loss) from continuing operations	26.7	(85.3)	48.8	(89.8)

Gain from sale of Tranzact, net of tax	51.9	—	51.9	—
(Loss) gain from sale of Sirius Group, net of tax	(4.0)	—	362.6	—
Gain from sale of other discontinued operations, net of tax	—	10.3	—	18.2

Net income (loss) from discontinued operations, net of tax	14.0	(3.8)	7.1	59.1

Income (loss) before equity in earnings of unconsolidated affiliates	88.6	(78.8)	470.4	(12.5)

Equity in earnings of unconsolidated affiliates, net of tax	—	3.9	—	18.0

Net income (loss)	88.6	(74.9)	470.4	5.5
Net loss (income) attributable to non-controlling interests	3.1	16.0	(24.6)	24.2

Net income (loss) attributable to White Mountains’s common shareholders	91.7	(58.9)	445.8	29.7

Other comprehensive income (loss), net of tax:
Change in equity in net unrealized gains (losses) from investments in Symetra common shares, net of tax	—	3.5	—	(29.4)
Change in foreign currency translation, pension liability and other, net of tax	.2	.1	.3	.3
Change in foreign currency translation and other from discontinued operations, net of tax	—	(18.5)	32.0	(62.1)
Recognition of foreign currency translation and other from sale of Sirius Group, net of tax	—	—	113.3	—

Comprehensive income (loss)	91.9	(73.8)	591.4	(61.5)
Other comprehensive income (loss) attributable to non-controlling interests	.1	(.1)	.1	(.1)
Comprehensive income (loss) attributable to White Mountains’s common shareholders	$92.0	$(73.9)	$591.5	$(61.6)

Income (loss) per share attributable to White Mountains’s common shareholders
Basic income (loss) per share
Continuing operations	$6.12	$(11.10)	$4.67	$(8.01)
Discontinued operations	12.72	1.09	81.60	12.98
Total consolidated operations	$18.84	$(10.01)	$86.27	$4.97

Diluted income (loss) per share
Continuing operations	$6.11	$(11.10)	$4.66	$(8.01)
Discontinued operations	12.69	1.09	81.47	12.98
Total consolidated operations	$18.80	$(10.01)	$86.13	$4.97

Dividends declared per White Mountains’s common share	$—	$—	$1.00	$1.00
 See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited

	White Mountains’s Common Shareholders’ Equity
(Millions)	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2016	$978.2	$3,084.9	$(149.9)	$3,913.2	$454.8	$4,368.0

Net income	—	445.8	—	445.8	24.6	470.4
Net change in foreign currency translation	—	—	32.0	32.0	—	32.0
Net change in pension liability and other accumulated comprehensive items	—	—	.3	.3	.1	.4
Recognition of foreign currency translation and other accumulated comprehensive items from the sale of Sirius Group	—	—	113.3	113.3	—	113.3
Total comprehensive income	—	445.8	145.6	591.4	24.7	616.1
Dividends declared on common shares	—	(5.4)	—	(5.4)	—	(5.4)
Dividends to non-controlling interests	—	—	—	—	(17.4)	(17.4)
Repurchases and retirements of common shares	(188.1)	(678.6)	—	(866.7)	—	(866.7)
Issuances of common shares	9.1	—	—	9.1	—	9.1
Deconsolidation of non-controlling interests associated with the sale of Sirius Group	—	—	—	—	(250.0)	(250.0)
Deconsolidation of non-controlling interests associated with the sale of Tranzact	—	—	—	—	(78.4)	(78.4)
Acquisition of subsidiary	—	—	—	—	3.4	3.4
Acquisition from non-controlling interests - OneBeacon	(2.7)	—	—	(2.7)	(8.8)	(11.5)
Issuance of shares to non-controlling interests	—	—	—	—	.3	.3
Net contributions from non-controlling interests	—	—	—	—	20.1	20.1
Amortization of restricted share awards	13.3	—	—	13.3	.5	13.8
Balance at September 30, 2016	$809.8	$2,846.7	$(4.3)	$3,652.2	$149.2	$3,801.4

	White Mountains’s Common Shareholders’ Equity
(Millions)	Common shares and paid-in surplus	Retained earnings	AOCI, after tax	Total	Non-controlling interest	Total Equity
Balance at January 1, 2015	$1,034.7	$3,010.5	$(49.5)	$3,995.7	$542.7	$4,538.4

Net income (loss)	—	29.7	—	29.7	(24.2)	5.5
Net change in unrealized losses from investments in unconsolidated affiliates	—	—	(29.4)	(29.4)	—	(29.4)
Net change in foreign currency translation	—	—	(62.6)	(62.6)	—	(62.6)
Net change in pension liability and other accumulated comprehensive items	—	—	.7	.7	.1	.8
Total comprehensive income (loss)	—	29.7	(91.3)	(61.6)	(24.1)	(85.7)
Dividends declared on common shares	—	(6.0)	—	(6.0)	—	(6.0)
Dividends to non-controlling interests	—	—	—	—	(35.4)	(35.4)
Repurchases and retirements of common shares	(46.0)	(145.9)	—	(191.9)	—	(191.9)
Issuances of common shares	.9	—	—	.9	—	.9
Redemption of Prospector Offshore Fund	—	—	—	—	(31.5)	(31.5)
Acquisition from non-controlling interests - Other	(2.2)	—	—	(2.2)	(2.7)	(4.9)
Net contributions from non-controlling interests	—	—	—	—	12.1	12.1
Amortization of restricted share awards	10.6	—	—	10.6	(.3)	10.3
Balance at September 30, 2015	$998.0	$2,888.3	$(140.8)	$3,745.5	$460.8	$4,206.3
See Notes to Consolidated Financial Statements

WHITE MOUNTAINS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Millions)	2016	2015
Cash flows from operations:	Unaudited	Unaudited
Net income	$470.4	$5.5
Charges (credits) to reconcile net income to net cash used for operations:
Net realized and unrealized investment (gains) losses	(84.0)	33.9
Deferred income tax expense (benefit)	12.5	(20.2)
Net income from discontinued operations	(7.1)	(59.1)
Net gain on sale of discontinued operations	(414.5)	(18.2)
Net gain on sale of unconsolidated affiliates and consolidated subsidiaries	(.5)	(16.1)
Amortization and depreciation	34.7	31.8
Undistributed equity in earnings from unconsolidated affiliates, net of tax	—	(18.0)
Other operating items:
Net change in loss and loss adjustment expense reserves	(27.8)	83.3
Net change in reinsurance recoverable on paid and unpaid losses	7.6	(63.3)
Net change in unearned insurance premiums	63.0	54.6
Net change in deferred acquisition costs	(2.0)	(3.6)
Net change in funds held by ceding entities	—	32.5
Net change in ceded unearned premiums	(5.6)	(23.5)
Net change in funds held under insurance treaties	18.4	19.3
Net change in insurance premiums receivable	(43.3)	(32.0)
Net change in ceded reinsurance payable	(2.8)	12.4
Net change in restricted cash	5.8	6.9
Net change in other assets and liabilities, net	(150.9)	38.4
Net cash (used for) provided from operations - continuing operations	(126.1)	64.6
Net cash (used for) provided from operations - discontinued operations	(16.2)	22.7
Net cash (used for) provided from operations	(142.3)	87.3
Cash flows from investing activities:
Net change in short-term investments	(88.7)	26.6
Sales of fixed maturity and convertible investments	2,433.4	865.0
Maturities, calls and paydowns of fixed maturity and convertible investments	530.3	249.5
Sales of common equity securities	961.1	370.6
Distributions and redemptions of other long-term investments	19.8	56.6
Sales of unconsolidated affiliates and consolidated subsidiaries, net of cash sold	2,657.2	24.0
Proceeds paid to non-controlling common shareholders from the sale of consolidated subsidiaries	(141.6)	—
Net settlement of investment cash flows and contributions with discontinued operations	(396.6)	17.5
Purchases of other long-term investments	(37.3)	(30.5)
Purchases of common equity securities	(249.7)	(329.4)
Purchases of fixed maturity and convertible investments	(4,435.0)	(1,300.2)
Purchases of unconsolidated affiliates and consolidated subsidiaries, net of cash acquired	(13.7)	(2.4)
Net change in unsettled investment purchases and sales	(107.1)	73.8
Net acquisitions of property and equipment	(3.2)	37.0
Net cash provided from investing activities - continuing operations	1,128.9	58.1
Net cash provided from investing activities - discontinued operations	213.3	2.8
Net cash provided from investing activities	1,342.2	60.9
Cash flows from financing activities:
Draw down of debt and revolving line of credit	352.5	98.5
Repayment of debt and revolving line of credit	(401.8)	(84.5)
Proceeds from issuances of common shares	3.7	—
Payments on capital lease obligation	(1.4)	(3.5)
Cash dividends paid to the Company’s common shareholders	(5.4)	(6.0)
Cash dividends paid to OneBeacon Ltd.’s non-controlling common shareholders	(14.2)	(14.8)
Common shares repurchased	(861.0)	(168.6)
OneBeacon Ltd. common shares repurchased and retired	(11.5)	(1.7)
Distribution to non-controlling interest shareholders	(1.0)	(9.1)
Contributions to discontinued operations	(3.0)	(4.1)
Acquisition of additional shares from non-controlling interest	—	(9.1)
Payments of contingent consideration related to purchases of consolidated subsidiaries	(7.8)	—
Capital contributions from BAM members	28.2	20.3
Net cash used for financing activities - continuing operations	(922.7)	(182.6)
Net cash (used for) provided from financing activities - discontinued operations	(.2)	19.6
Net cash used for financing activities	(922.9)	(163.0)
Effect of exchange rate changes on cash (excludes $0.0 and ($4.1) related to discontinued operations)	—	—
Net change in cash during the period - continuing operations	80.1	(59.9)
Cash balances at beginning of period (excludes restricted cash balances of $5.8 and $23.7 and discontinued operations cash balances of $150.1 and $116.6)	167.2	232.9
Add: cash held for sale at the beginning of period	1.2	2.1
Less: cash held for sale at the end of period	3.8	2.1
Cash balances at end of period (excludes restricted cash balances of $0.0 and $16.8 and discontinued operations cash balances of $0.0 and $157.6)	$244.7	$173.0
Supplemental cash flows information:
Interest paid	$(7.0)	$(6.3)
Net income tax refund from national governments	$13.5	$8.0
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation
These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of White Mountains Insurance Group, Ltd. (the “Company” or the “Registrant”), its subsidiaries (collectively, with the Company, “White Mountains”) and other entities required to be consolidated under GAAP. The Company is an exempted Bermuda limited liability company whose principal businesses are conducted through its insurance and reinsurance subsidiaries and affiliates. The Company’s headquarters is located at 26 Reid Street, Hamilton, Bermuda HM 11, its principal executive office is located at 80 South Main Street, Hanover, New Hampshire 03755-2053 and its registered office is located at Clarendon House, 2 Church Street, Hamilton, Bermuda HM 11.  White Mountains’s reportable segments are OneBeacon, HG Global/BAM and Other Operations.  As discussed further in Note 2 - “Significant Transactions”, on April 18, 2016, White Mountains completed its sale of Sirius International Insurance Group, Ltd., and its subsidiaries (collectively, “Sirius Group”) to CM International Holding PTE Ltd. (“CMI”), the Singapore-based investment arm of China Minsheng Investment Corp., Ltd. (See Note 2 - “Significant Transactions”). On June 9, 2016, White Mountains entered into an agreement to sell Tranzact Holdings, LLC (“Tranzact”) to an affiliate of Clayton, Dubilier & Rice, LLC, which was completed on July 21, 2016. For the three and nine months ended September 30, 2016, Sirius Group and Tranzact have been presented as discontinued operations in the statement of operations and comprehensive income. Prior year amounts have been reclassified to conform to the current period’s presentation. The assets and liabilities of Sirius Group and Tranzact are classified as held for sale in the balance sheet as of December 31, 2015. (See Note 17 - “Held for Sale and Discontinued Operations”).
The OneBeacon segment consists of OneBeacon Insurance Group, Ltd. (“OneBeacon Ltd.”), an exempted Bermuda limited liability company that owns a family of property and casualty insurance companies (collectively, “OneBeacon”). OneBeacon is a specialty property and casualty insurance writer that offers a wide range of insurance products in the United States through independent agencies, regional and national brokers, wholesalers and managing general agencies. As of September 30, 2016 and December 31, 2015, White Mountains owned 76.1% and 75.5% of OneBeacon Ltd.’s outstanding common shares.
The HG Global/BAM segment consists of HG Global Ltd. (“HG Global”) and the consolidated results of Build America Mutual Assurance Company (“BAM”). BAM is a municipal bond insurer domiciled in New York that was established in 2012 to provide insurance on bonds issued to support essential U.S. public purposes such as schools, utilities, core governmental functions and existing transportation facilities. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of surplus notes issued by BAM (the “BAM Surplus Notes”). HG Global, through its wholly-owned subsidiary, HG Re Ltd. (“HG Re”), also provides 15%-of-par, first loss reinsurance protection for policies underwritten by BAM. As of September 30, 2016 and December 31, 2015, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. White Mountains does not have an ownership interest in BAM, which is a mutual insurance company owned by its members. However, GAAP requires White Mountains to consolidate BAM’s results in its financial statements. BAM’s results are attributed to non-controlling interests.
White Mountains’s Other Operations segment consists of the Company and its intermediate holding companies, its wholly-owned investment management subsidiary, White Mountains Advisors LLC (“WM Advisors”), White Mountains’s variable annuity reinsurance business, White Mountains Life Reinsurance (Bermuda) Ltd. (“Life Re Bermuda”), which completed its runoff with all of its contracts maturing by June 30, 2016, and its U.S.-based service provider, White Mountains Financial Services LLC (collectively, “WM Life Re”), and White Mountains’s ownership positions in QL Holdings, LLC (“MediaAlpha”) and Wobi Insurance Agency Ltd. (“Wobi”). On August 4, 2016, White Mountains acquired a 70.9% ownership share in Removal Stars Ltd (“Buzzmove”) for a purchase price of GBP 6.0 million (approximately $8.0 million based upon the foreign exchange spot rate at the date of acquisition), which is included in the Other Operations segment at September 30, 2016. The Other Operations segment also includes Abiaka Holdings, LLC, Star & Shield Services LLC, Star & Shield Risk Management LLC (“SSRM”), and Star & Shield Claims Services LLC (collectively “Star & Shield”). Star & Shield provides management services for a fee to Star & Shield Insurance Exchange (“SSIE”), a reciprocal that is owned by its members, who are policyholders. White Mountains holds surplus notes issued by SSIE (the “SSIE Surplus Notes”) but does not have an ownership interest in SSIE. However, because SSRM’s role as the attorney-in-fact to SSIE gives it the power to direct the significant economic activities of SSIE, White Mountains is required to consolidate SSIE in its GAAP financial statements. SSIE’s results do not affect White Mountains’s common shareholders’ equity as they are attributable to non-controlling interests. On August 19, 2016, White Mountains reached an agreement to sell Star & Shield and its investment in SSIE surplus notes to National General Holdings Corp. As a result, White Mountains has presented Star & Shield's and SSIE's assets and liabilities as held for sale as of September 30, 2016 and December 31, 2015.

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

Recently Adopted Changes in Accounting Principles

Business Combinations - Measurement Period Adjustments
Effective January 1, 2016, White Mountains adopted ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires adjustments to provisional amounts recorded in connection with a business combination that are identified during the measurement period to be recorded in the reporting period in which the adjustment amounts are determined, rather than as retroactive adjustments to prior periods. White Mountains has not recognized any adjustments to estimated purchase accounting amounts for the year to date period ended September 30, 2016 and accordingly, there was no effect to White Mountains’s financial statements upon adoption.

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

Debt Issuance Costs
On January 1, 2016, White Mountains adopted ASU 2015-03, Imputation of Interest (ASC 835), which requires debt issuance costs to be presented as a deduction from the carrying amount of the related debt, consistent with the treatment required for debt discounts. The new guidance requires amortization of debt issuance costs to be classified within interest expense and also requires disclosure to the debt’s effective interest rate. White Mountains has applied the guidance retrospectively and as a result has reclassified $1.9 million of unamortized debt issuance costs from other assets to debt as of December 31, 2015, reflecting these amounts as a reduction from the related debt, and has modified its disclosures to include the required effective interest rate on its debt. As of September 30, 2016, the unamortized debt issuance costs included in debt is $1.9 million.

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

Cash Flow Statement
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (ASC 230). The new guidance addresses the classification and presentation of certain items, including debt prepayment and extinguishment costs, contingent consideration payments made after a business combination and distributions received from equity method investees, for which there was diversity in practice. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. White Mountains is evaluating the expected impact of this new guidance.

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

Note 2. Significant Transactions

Sale of Sirius Group
On April 18, 2016, White Mountains completed the sale of Sirius Group to CMI for approximately $2.6 billion. $161.8 million of this amount was used to purchase certain assets to be retained by White Mountains out of Sirius Group, including shares of OneBeacon. The amount paid at closing was based on an estimate of Sirius Group’s closing date tangible common shareholder’s equity. In the second quarter of 2016, White Mountains recorded $366.6 million of gain from sale of Sirius Group in discontinued operations and $113.3 million in other comprehensive income from discontinued operations. In the third quarter of 2016, White Mountains recorded a $4.0 million reduction to the gain from sale of Sirius Group in discontinued operations as a result of the final true-up of Sirius Group's closing date tangible common shareholder's equity.
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
As part of the sale of Sirius Group, White Mountains purchased Ashmere Insurance Company (“Ashmere”), a subsidiary formerly owned by Sirius Group. Ashmere was under an agreement to be sold as of September 30, 2016 and the sale was completed on October 12, 2016. As of September 30, 2016, Ashmere's assets and liabilities are presented as held for sale.
The transactions to purchase the investments in OneBeacon and the other investments held by Sirius Group prior to the closing are presented in the statement of cash flows as net settlement of investment cash flows with discontinued operations.

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

Sale of Tranzact
On July 21, 2016, White Mountains completed the sale of Tranzact to Clayton, Dubilier & Rice, LLC and received net proceeds of $221.3 million. In connection with the sale of Tranzact, the purchaser directly repaid $56.3 million for the portion of Tranzact's debt attributable to White Mountains's common shareholders.
White Mountains recorded a $51.9 million gain from the sale of Tranzact in discontinued operations, which included a $30.2 million tax expense for the reversal of a tax valuation allowance that is offset by a tax benefit recorded in continuing operations. (See Note 8 - “Income Taxes”). The increase to White Mountains’s book value from the sale of Tranzact was $82.1 million. A reconciliation of the gain reported in discontinued operations to the impact to White Mountains's book value is as follows:

Gain from sale of Tranzact reported in discontinued operations	$51.9
Add back reclassification from continuing operations for the release of a tax valuation allowance	30.2
Increase to White Mountains book value from sale of Tranzact	$82.1

Through July 21, 2016, Tranzact's results of operations are reported as discontinued operations and assets and liabilities held for sale within White Mountains's GAAP financial statements.

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
During the three months ended September 30, 2016, White Mountains purchased NIS 11.5 million (approximately $3.1 million based upon the foreign exchange spot rate at the dates of acquisition) of convertible preferred shares of Wobi. During the nine months ended September 30, 2016, White Mountains purchased NIS 27.9 million (approximately $7.5 million based upon the foreign exchange spot rates at the dates of acquisitions) of convertible preferred shares of Wobi, increasing its ownership share to 96.7% on a fully converted basis.
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
In response to the significant increases in both frequency and severity of accidents in the private passenger automobile insurance market in the State of Florida, SSIE voluntarily ceased writing new policies effective July 1, 2016 and will voluntarily cease renewing policies at a future date, subject to regulatory approval. On August 19, 2016, White Mountains reached an agreement to sell Star & Shield and its investment in SSIE surplus notes to National General Holdings Corp.
As a result, during the first nine months of 2016, White Mountains wrote off its investment in SSIE surplus notes. White Mountains consolidates the issuer of the surplus notes, Star & Shield Insurance Exchange and, accordingly the impact of the write down is eliminated in pre-tax income. However, the write down resulted in a $21.0 million total decrease to net income attributable to White Mountains's common shareholders and a corresponding increase to net income attributable to non-controlling interests.
At September 30, 2016 and December 31, 2015, consolidated amounts included total assets of $11.4 million and $14.2 million and total liabilities of $7.2 million and $30.3 million, respectively, of SSIE. For the three months ended September 30, 2016 and 2015, SSIE had pre-tax income of $0.4 million and pre-tax loss of $0.8 million that were recorded in net gain (loss) attributable to non-controlling interests. For the nine months ended September 30, 2016 and 2015, SSIE had pre-tax income of $20.3 million and pre-tax loss of $0.9 million that were recorded in net gain (loss) attributable to non-controlling interests. The decrease in total liabilities and increase in pre-tax income in the current year is due to the $21.0 million write down of the surplus notes at SSIE.

Note 3.  Loss and Loss Adjustment Expense Reserves

The following table summarizes the loss and loss adjustment expense (“LAE”) reserve activities of White Mountains’s insurance and reinsurance subsidiaries for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2016	2015	2016	2015
Gross beginning balance	$1,376.6	$1,350.8	$1,389.8	$1,342.2
Less beginning reinsurance recoverable on unpaid losses	(162.8)	(147.1)	(186.0)	(161.6)
Net loss and LAE reserves	1,213.8	1,203.7	1,203.8	1,180.6

SSIE reserves held for sale at beginning of the period (1)	5.3	6.1	5.5	7.7

Loss and LAE incurred relating to:
Current year losses	164.9	170.4	492.8	536.7
Prior year losses	0.1	(.4)	15.3	(2.6)
Total incurred losses and LAE	165.0	170.0	508.1	534.1

Loss and LAE paid relating to:
Current year losses	(55.0)	(53.0)	(116.2)	(120.2)
Prior year losses	(131.1)	(108.1)	(403.2)	(383.5)
Total loss and LAE payments	(186.1)	(161.1)	(519.4)	(503.7)

SSIE reserves held for sale at end of the period (1)	(5.4)	(5.5)	(5.4)	(5.5)

Net ending balance	1,192.6	1,213.2	1,192.6	1,213.2
Plus ending reinsurance recoverable on unpaid losses	169.4	214.2	169.4	214.2
Gross ending balance	$1,362.0	$1,427.4	$1,362.0	$1,427.4
(1) See Note 17 - “Held for Sale and Discontinued Operations”.

Loss and LAE incurred relating to prior year losses for the three and nine months ended September 30, 2016
For the three and nine months ended September 30, 2016, White Mountains experienced net unfavorable loss reserve development of $0.1 million and $15.3 million.
During the three months ended September 30, 2016, OneBeacon did not experience any net loss reserve development. During the nine months ended September 30, 2016, OneBeacon experienced $15.4 million of net unfavorable loss reserve development, primarily related to OneBeacon's Healthcare business described below as well as Other Professional Lines and Programs businesses, partially offset by favorable loss reserve development in its Technology, Accident and Financial Services businesses.
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
For the three months ended September 30, 2016, SSIE had net unfavorable loss reserve development of $0.1 million. For the nine months ended September 30, 2016, SSIE had net favorable loss reserve development of $0.1 million.

Loss and LAE incurred relating to prior year losses for the three and nine months ended September 30, 2015
For the three and nine months ended September 30, 2015, White Mountains experienced net favorable loss reserve development of $0.4 million and $2.6 million.
During the three months ended September 30, 2015, OneBeacon experienced no net loss reserve development on prior accident year reserves. For the nine months ended September 30, 2015, OneBeacon had net favorable loss reserve development of $1.8 million. For the three and nine months ended September 30, 2015, SSIE had net favorable loss reserve development of $0.4 million and $0.8 million.

Note 4. Third Party Reinsurance

In the normal course of business, White Mountains’s insurance subsidiaries may seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. White Mountains remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.

OneBeacon
At September 30, 2016, OneBeacon had $16.4 million and $169.4 million of reinsurance recoverables on paid and unpaid losses. At December 31, 2015, OneBeacon had $7.5 million and $186.0 million of reinsurance recoverables on paid and unpaid losses. Reinsurance contracts do not relieve OneBeacon of its obligation to its policyholders. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength and ratings of its reinsurers on an ongoing basis. Uncollectible amounts related to the ongoing specialty business historically have not been significant.
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

Note 5.  Investments

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
Realized investment gains and losses resulting from sales of investment securities are accounted for using the specific identification method.  Premiums and discounts on all fixed maturity investments are amortized or accreted to income over the anticipated life of the investment.  Short-term investments consist of interest-bearing money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year.  Short-term investments are carried at amortized or accreted cost, which approximated fair value as of September 30, 2016 and December 31, 2015.
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
Pre-tax net investment income for the three and nine months ended September 30, 2016 and 2015 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2016	2015	2016	2015
Investment income:
Fixed maturity investments	$21.3	$13.7	$53.7	$38.5
Short-term investments	.2	—	.8	.1
Common equity securities	1.3	1.4	3.4	5.7
Other long-term investments	.1	2.0	3.5	2.9
Total investment income	22.9	17.1	61.4	47.2
Third-party investment expenses	(.4)	(.3)	(1.8)	(4.6)
Net investment income, pre-tax	$22.5	$16.8	$59.6	$42.6

Net Realized and Unrealized Investment Gains (Losses)
Net realized and unrealized investment gains (losses) consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2016	2015	2016	2015
Net realized investment gains (losses), pre-tax	$8.0	$(7.4)	$267.5	$49.7
Net unrealized investment gains (losses), pre-tax	18.4	(36.5)	(183.5)	(83.6)
Net realized and unrealized investment gains (losses), pre-tax	26.4	(43.9)	84.0	(33.9)
Income tax (expense) benefit attributable to net realized and unrealized investment gains (losses)	(5.4)	9.4	(23.8)	6.9
Net realized and unrealized investment gains (losses), after tax	$21.0	$(34.5)	$60.2	$(27.0)

Net realized investment gains (losses)
Net realized investment gains (losses) for the three and nine months ended September 30, 2016 and 2015 consisted of the following:

	Three Months Ended			Three Months Ended
	September 30, 2016			September 30, 2015
Millions	Net realized gains (losses)	Net foreign currency gains (losses)	Total net realized gains (losses) reflected in earnings	Net realized losses	Net foreign currency gains (losses)	Total net realized losses reflected in earnings
Fixed maturity investments	$2.8	$—	$2.8	$(.1)	$—	$(.1)
Short-term investments	.2	—	.2	—	—	—
Common equity securities	6.4	—	6.4	(5.9)	—	(5.9)
Other long-term investments	(1.4)	—	(1.4)	(1.4)	—	(1.4)
Net realized investment gains (losses), pre-tax	8.0	—	8.0	(7.4)	—	(7.4)
Income tax (expense) benefit attributable to net realized investment gains (losses)	(2.7)	—	(2.7)	1.5	—	1.5
Net realized investment gains (losses), after tax	$5.3	$—	$5.3	$(5.9)	$—	$(5.9)

	Nine Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2015
Millions	Net realized gains (losses)	Net foreign currency gains (losses)	Total net realized gains (losses) reflected in earnings	Net realized gains	Net foreign currency gains	Total net realized gains reflected in earnings
Fixed maturity investments	$3.5	$—	$3.5	$2.0	$—	$2.0
Short-term investments	.4	—	.4	—	—	—
Common equity securities	267.7	—	267.7	41.6	.4	42.0
Other long-term investments	(4.1)	—	(4.1)	5.7	—	5.7
Net realized investment gains, pre-tax	267.5	—	267.5	49.3	.4	49.7
Income tax expense attributable to net realized investment gains	(46.0)	—	(46.0)	(15.7)	—	(15.7)
Net realized investment gains, after tax	$221.5	$—	$221.5	$33.6	$.4	$34.0

Net unrealized investment gains (losses)
The following table summarizes net unrealized investment gains (losses) and changes in the carrying value of investments measured at fair value:

	Three Months Ended			Three Months Ended
	September 30, 2016			September 30, 2015
Millions	Net unrealized (losses) gains	Net foreign currency gains	Total net unrealized (losses) gains reflected in earnings	Net unrealized gains (losses)	Net foreign currency losses	Total net unrealized gains (losses) reflected in earnings
Fixed maturity investments	$(4.4)	$—	$(4.4)	$3.3	$—	$3.3
Common equity securities	12.5	.2	12.7	(30.6)	(.2)	(30.8)
Other long-term investments	10.0	.1	10.1	(9.0)	—	(9.0)
Net unrealized investment gains (losses), pre-tax	18.1	.3	18.4	(36.3)	(.2)	(36.5)
Income tax (expense) benefit attributable to net unrealized investment gains (losses)	(2.7)	—	(2.7)	7.9	—	7.9
Net unrealized investment gains (losses), after tax	$15.4	$.3	$15.7	$(28.4)	$(.2)	$(28.6)

	Nine Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2015
Millions	Net unrealized gains (losses)	Net foreign currency gains	Total net unrealized gains (losses) reflected in earnings	Net unrealized gains (losses)	Net foreign currency losses	Total net unrealized gains (losses) reflected in earnings
Fixed maturity investments	$38.0	$—	$38.0	$1.3	$—	$1.3
Common equity securities	(247.9)	2.6	(245.3)	(56.0)	(2.5)	(58.5)
Other long-term investments	23.5	.3	23.8	(25.6)	(.8)	(26.4)
Net unrealized investment (losses) gains, pre-tax	(186.4)	2.9	(183.5)	(80.3)	(3.3)	(83.6)
Income tax benefit attributable to net unrealized investment (losses)	22.2	—	22.2	22.6	—	22.6
Net unrealized investment (losses) gains, after tax	$(164.2)	$2.9	$(161.3)	$(57.7)	$(3.3)	$(61.0)

The following table summarizes the amount of total gains (losses) included in earnings attributable to unrealized investment gains (losses) for Level 3 investments for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2016	2015	2016	2015
Fixed maturity investments	$.3	$(1.0)	$1.6	$(.9)
Common equity securities	—	1.1	—	4.0
Other long-term investments	7.8	(6.8)	20.7	(6.6)
Total unrealized investment gains (losses), pre-tax - Level 3 investments	$8.1	$(6.7)	$22.3	$(3.5)

Investment Holdings
The cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses), and carrying values of White Mountains’s fixed maturity investments as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$96.6	$.4	$—	$—	$97.0
Debt securities issued by corporations	1,212.2	18.7	(1.5)	—	1,229.4
Municipal obligations	306.3	6.2	(.2)	—	312.3
Mortgage and asset-backed securities	2,406.6	9.6	(1.7)	—	2,414.5
Foreign government, agency and provincial obligations	1.0	.2	—	—	1.2
Preferred stocks	78.3	7.1	—	—	85.4
Total fixed maturity investments	$4,101.0	$42.2	$(3.4)	$—	$4,139.8
Less: fixed maturity investments reclassified to assets held for sale related to SSIE					8.3
Total fixed maturity investments					$4,131.5

	December 31, 2015
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$160.4	$—	$(.4)	$—	$160.0
Debt securities issued by corporations	1,001.0	4.3	(5.3)	—	1,000.0
Municipal obligations	227.8	2.2	(1.2)	—	228.8
Mortgage and asset-backed securities	1,170.6	2.0	(5.6)	—	1,167.0
Foreign government, agency and provincial obligations	1.0	.2	—	—	1.2
Preferred stocks	78.3	4.4	—	—	82.7
Total fixed maturity investments	$2,639.1	$13.1	$(12.5)	$—	$2,639.7
Less: fixed maturity investments reclassified to assets held for sale related to SSIE					9.5
Total fixed maturity investments					$2,630.2

The cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses), and carrying values of White Mountains’s common equity securities and other long-term investments as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency (losses)	Carrying value
Common equity securities	$378.9	$50.7	$(4.6)	$—	$425.0
Other long-term investments	$317.1	$42.7	$(6.4)	$(2.0)	$351.4

	December 31, 2015
Millions	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency (losses)	Carrying value
Common equity securities	$822.5	$302.8	$(11.4)	$—	$1,113.9
Other long-term investments	$304.5	$32.0	$(18.4)	$(2.3)	$315.8

Other Long-term Investments
Other long-term investments consist of the following as of September 30, 2016 and December 31, 2015:

	Carrying Value at
Millions	September 30, 2016	December 31, 2015
Hedge funds and private equity funds, at fair value(1)	$143.0	$127.8
Private equity securities and limited liability companies, at fair value(1)	84.6	82.1
Surplus note investments, at fair value(1)	71.5	51.5
Private convertible preferred securities(1)	33.1	32.7
Tax advantaged federal affordable housing development fund(2)	12.8	14.7
Partnership investments accounted for under the equity method	3.2	3.8
Other	3.2	3.2
Total other-long term investments	$351.4	$315.8
(1) See Fair Value Measurements by Level table.
(2) Fund accounted for using the proportional amortization method.

Hedge Funds and Private Equity Funds
White Mountains holds investments in hedge funds and private equity funds, which are included in other long-term investments. The fair value of these investments are generally estimated using the net asset value of the funds. As of September 30, 2016, White Mountains held investments in 5 hedge funds and 24 private equity funds.  The largest investment in a single fund was $34.6 million as of September 30, 2016. The following table summarizes investments in hedge funds and private equity funds by investment objective and sector as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
Millions	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Hedge funds
Long/short banks and financial	$34.6	$—	$12.8	$—
Long/short equity REIT	20.4	—	20.6	—
Other	3.4	—	3.6	—
Total hedge funds	58.4	—	37.0	—

Private equity funds
Manufacturing/Industrial	27.7	21.8	24.9	2.5
Aerospace/Defense/Government	23.1	21.8	19.8	30.3
Energy infrastructure & services	14.2	3.2	20.7	3.4
Multi-sector	10.4	2.0	14.8	2.1
Healthcare	3.8	.4	3.8	.4
Private equity secondaries	3.7	2.1	4.4	2.1
Insurance	.8	41.3	2.0	41.3
Direct lending/Mezzanine debt	.6	36.9	—	—
Real estate	.3	.1	.4	.1
Total private equity funds	84.6	129.6	90.8	82.2
Total hedge funds and private equity funds included in other long-term investments	$143.0	$129.6	$127.8	$82.2

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
The following summarizes the September 30, 2016 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Notice Period
Millions Redemption frequency	30-59 days notice	60-89 days notice	90-119 days notice	Total
Monthly	$—	$—	$—	$—
Quarterly	35.6	—	—	35.6
Semi-annual	—	20.4	—	20.4
Annual	—	—	2.4	2.4
Total	$35.6	$20.4	$2.4	$58.4

Certain of White Mountains’s investments in hedge funds are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund’s underlying investments are liquidated.  As of September 30, 2016, the fair value of hedge funds in liquidation was $1.0 million. The actual amount of the final distribution remittances remain subject to market fluctuations. The date at which such remittances will be received is not determinable as of September 30, 2016.
White Mountains has also submitted redemption requests for certain of its investments in active hedge funds.  As of September 30, 2016, redemptions of $2.4 million are outstanding that would be subject to market fluctuations. The date at which such redemptions will be received is not determinable as of September 30, 2016. Redemptions are recorded as receivables when the investment is no longer subject to market fluctuations.
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
As of September 30, 2016, investments in private equity funds were subject to lock-up periods as follows:

Millions	1-3 years	3 – 5 years	5 – 10 years	>10 years	Total
Private Equity Funds — expected lock-up period remaining	$23.5	$3.8	$56.3	$1.0	$84.6

OneBeacon Surplus Notes
In the fourth quarter of 2014, in conjunction with OneBeacon's sale of its runoff business to an affiliate of Armour Group Holdings Limited (the "OneBeacon Runoff Transaction"), OneBeacon provided financing in the form of surplus notes with a par value of $101.0 million, which had a fair value of $71.5 million and $51.5 million as of September 30, 2016 and December 31, 2015, respectively. Subsequent to closing, the surplus notes are included in OneBeacon’s investment portfolio, classified within other long-term investments.
The internal valuation model used to estimate the fair value is based on discounted expected cash flows. The estimated fair value of the surplus notes is sensitive to changes in U.S. treasury rates and public corporate debt credit spreads, as well as changes in estimates with respect to other variables including a discount to reflect the private nature of the notes (and the related lack of liquidity), the credit quality of the notes based on the financial performance of the Issuer relative to expectations, and the timing, amount, and likelihood of interest and principal payments on the notes, which are subject to regulatory approval and therefore may vary from the contractual terms. An interest payment of $2.4 million was received in the nine months ended September 30, 2016. OneBeacon has assumed for valuation purposes that subsequent interest payments will begin in year five (2020) and principal repayments begin on a graduated basis in year ten (2025) for the seller priority note and year fifteen (2030) for the pari passu note. Although these variables involve considerable judgment, the Company does not currently expect any resulting changes in the estimated value of the surplus notes to be material to its financial position.

Below is a table illustrating the valuation adjustments taken to arrive at estimated fair value of the surplus notes as of September 30, 2016 and December 31, 2015:

	Type of Surplus Note		Total as of September 30, 2016	Total as of December 31, 2015
Millions	Seller Priority	Pari Passu
Par Value	$57.9	$43.1	$101.0	$101.0
Fair value adjustments to reflect:
Current market rates on public debt and contract-based repayments(1)	5.2	(4.4)	.8	(15.1)
Regulatory approval (2)	(4.2)	(11.7)	(15.9)	(24.2)
Liquidity adjustment (3)	(9.9)	(4.5)	(14.4)	(10.2)
Total adjustments	(8.9)	(20.6)	(29.5)	(49.5)
Fair value (4)	$49.0	$22.5	$71.5	$51.5

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
(4) The increase in the fair value of the surplus notes during the nine months ended September 30, 2016 was driven primarily by the narrowing of non-investment grade credit spreads as well as the time value of money benefit generated by moving nine months closer to modeled cash receipts, partially offset by the impact of an interest payment received in the first quarter of 2016.

Fair value measurements as of September 30, 2016
Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). Quoted prices in active markets for identical assets or liabilities have the highest priority (“Level 1”), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities (“Level 2”) and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”).
White Mountains used quoted market prices or other observable inputs to determine fair value for 91% of its investment portfolio as of September 30, 2016. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equity securities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs are primarily comprised of fixed maturity investments, which have been disaggregated into classes, including debt securities issued by corporations, municipal obligations, mortgage and asset-backed securities, foreign government, agency and provincial obligations and preferred stocks. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Investments valued using Level 2 inputs also include certain ETFs that track U.S. stock indices such as the S&P 500 but are traded on foreign exchanges and that management values using the fund’s published NAV to account for the difference in market close times. Level 3 fair value estimates based upon unobservable inputs include White Mountains’s investments in surplus notes, as well as certain investments in fixed maturity investments, common equity securities and other long-term investments where quoted market prices are unavailable or are not considered reasonable. Transfers between levels are based on investments held as of the beginning of the period.
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

Debt securities issued by corporations: The fair value of debt securities issued by corporations is determined from an evaluated pricing process that uses information from market sources and integrates relative credit information, observed market movements, and sector news. Key inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including sector, coupon, credit quality ratings, duration, credit enhancements, early redemption features and market research publications.

Mortgage and asset-backed securities: The fair value of mortgage and asset-backed securities is determined from an evaluated pricing process that uses information from market sources and leveraging similar securities. Key inputs include benchmark yields, reported trades, underlying tranche cash flow data, collateral performance, plus new issue data, as well as broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including issuer, vintage, loan type, collateral attributes, prepayment speeds, default rates, recovery rates, cash flow stress testing, credit quality ratings and market research publications.

Municipal obligations: The fair value of municipal obligations is determined from a pricing process that uses information from market makers, brokers-dealers, buy-side firms, and analysts along with general market information. Key inputs include benchmark yields, reported trades, issuer financial statements, material event notices and new issue data, as well as broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including type, coupon, credit quality ratings, duration, credit enhancements, geographic location and market research publications.

Foreign government, agency and provincial obligations: The fair value of foreign government, agency and provincial obligations is determined from an evaluated pricing process that uses feeds from data sources in each respective country, including active market makers and inter-dealer brokers. Key inputs include benchmark yields, reported trades, broker-dealer quotes, two-sided markets, benchmark securities, bids, offers, local exchange prices, foreign exchange rates and reference data including coupon, credit quality ratings, duration and market research publications.

Preferred stocks: The fair value of preferred stocks is determined from an evaluated pricing process that calculates the appropriate spread over a comparable security for each issue. Key inputs include exchange prices (underlying and common stock of same issuer), benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including sector, coupon, credit quality ratings, duration, credit enhancements, early redemption features and market research publications.

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
White Mountains employs a number of procedures to assess the reasonableness of the fair value measurements for its other long-term investments, including obtaining and reviewing periodic and audited annual financial statements of hedge funds and private equity funds and discussing each fund’s pricing with the fund manager throughout the year. However, since the fund managers do not provide sufficient information to evaluate the pricing inputs and methods for each underlying investment, the inputs are considered to be unobservable. The fair value of White Mountains’s investments in hedge funds and private equity funds has generally been determined using net asset value.

Fair Value Measurements by Level
The following tables summarize White Mountains’s fair value measurements for investments as of September 30, 2016 and December 31, 2015 by level. The major security types were based on the legal form of the securities. White Mountains has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, foreign governments, municipalities or entities issuing mortgage-backed or asset-backed securities vary depending on the nature of the issuing entity type. White Mountains further disaggregates debt securities issued by corporations and common equity securities by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, White Mountains has further disaggregated these asset classes into subclasses based on the similar sectors and industry classifications it uses to evaluate investment risk and performance against commonly used benchmarks, such as the Bloomberg Barclays U.S. Intermediate Aggregate and S&P 500 indices.

	September 30, 2016
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$97.0	$87.5	$9.5	$—

Debt securities issued by corporations:
Consumer	340.5	—	340.5	—
Health Care	193.3	—	193.3	—
Financials	170.8	—	170.8	—
Industrial	132.2	—	132.2	—
Utilities	97.1	—	97.1	—
Communications	89.4	—	89.4	—
Technology	79.6	—	79.6	—
Materials	72.9	—	72.9	—
Energy	53.6	—	53.6	—
Total debt securities issued by corporations	1,229.4	—	1,229.4	—

Mortgage and asset-backed securities	2,414.5	—	2,378.5	36.0
Municipal obligations	312.3	—	312.3	—
Foreign government, agency and provincial obligations	1.2	.6	.6	—
Preferred stocks	85.4	—	13.8	71.6
Total fixed maturity investments(4)	4,139.8	88.1	3,944.1	107.6

Short-term investments(4)(5)	305.6	278.6	27.0	—

Common equity securities:
Exchange traded funds (1)	113.2	90.5	22.7	—
Consumer	111.2	111.2	—	—
Communications	33.3	33.3	—	—
Health Care	33.2	33.2	—	—
Technology	28.1	28.1	—	—
Financials	11.4	11.4	—	—
Industrial	11.1	11.1	—	—
Energy	5.5	5.5	—	—
Other	78.0	—	78.0	—
Total common equity securities	425.0	324.3	100.7	—

Other long-term investments (2)(3)	192.4	—	—	192.4
Total investments(4)	$5,062.8	$691.0	$4,071.8	$300.0
(1) ETFs traded on foreign exchanges are priced using the fund's published NAV to account for the difference in market close times and are therefore designated a level 2 measurement.
(2) Excludes carrying value of $3.2 associated with other long-term investment limited partnerships accounted for using the equity method. Excludes carrying value of $12.8 associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.
(3) Excludes carrying value of $143.0 associated with hedge funds and private equity funds for which fair value is measured at net asset value using the practical expedient.
(4) Includes carrying value of $8.3 in fixed maturity investments and $0.1 in short-term investments that are classified as assets held for sale related to SSIE.
(5) Short-term investments are measured at amortized cost, which approximates fair value.

	December 31, 2015
Millions	Fair Value	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$160.0	$133.4	$26.6	$—

Debt securities issued by corporations:
Consumer	253.3	—	253.3	—
Financials	175.9	—	175.9	—
Health Care	151.3	—	151.3	—
Industrial	135.6	—	135.6	—
Energy	82.0	—	82.0	—
Utilities	61.5	—	61.5	—
Technology	60.0	—	60.0	—
Communications	49.2	—	49.2	—
Materials	31.2	—	31.2	—
Total debt securities issued by corporations	1,000.0	—	1,000.0	—

Mortgage and asset-backed securities	1,167.0	—	1,167.0	—
Municipal obligations	228.8	—	228.8	—
Foreign government, agency and provincial obligations	1.2	.6	.6	—
Preferred stocks	82.7	—	12.7	70.0
Total fixed maturity investments(4)	2,639.7	134.0	2,435.7	70.0

Short-term investments(4)(5)	211.3	211.3	—	—

Common equity securities:
Financials	653.2	653.2	—	—
Exchange traded funds(1)	183.3	162.0	21.3	—
Consumer	70.0	70.0	—	—
Communications	43.7	43.7	—	—
Health Care	35.7	35.7	—	—
Technology	27.0	27.0	—	—
Industrial	26.6	26.6	—	—
Other	74.4	—	74.4	—
Total common equity securities	1,113.9	1,018.2	95.7	—

Other long-term investments (2)(3)	169.5	—	—	169.5
Total investments(4)	$4,134.4	$1,363.5	$2,531.4	$239.5
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
(5) Short-term investments are measured at amortized cost, which approximates fair value.

Debt securities issued by corporations
The following table summarizes the ratings of debt securities issued by corporations held in White Mountains’s investment portfolio as of September 30, 2016 and December 31, 2015:

	Fair Value at
Millions	September 30, 2016	December 31, 2015
AAA	$—	$—
AA	106.4	95.2
A	331.3	397.7
BBB	602.3	507.1
BB	173.0	—
B	16.4	—
Debt securities issued by corporations(1)	$1,229.4	$1,000.0
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
White Mountains categorizes mortgage-backed securities as “non-prime” (also called “Alt A” or “A-”) if they are backed by collateral that has overall credit quality between prime and sub-prime based on White Mountains’s review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. White Mountains’s non-agency RMBS portfolio is generally moderate-term and structurally senior. White Mountains does not own any collateralized loan obligations. White Mountains does not own any collateralized debt obligations, with the exception of $27.0 million of non-agency residential mortgage resecuritization tranches, each a senior tranche in its own right and each collateralized by a single earlier vintage Super Senior or Senior non-agency RMBS.
The following table summarizes the carrying value of White Mountains’s mortgage and asset-backed securities as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
Millions	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
GNMA	$301.1	$301.1	$—	$265.5	$265.5	$—
FNMA	239.4	239.4	—	42.2	42.2	—
FHLMC	35.5	35.5	—	22.8	22.8	—
Total Agency(1)	576.0	576.0	—	330.5	330.5	—
Non-agency:
Residential	213.4	177.4	36.0	133.2	133.2	—
Commercial	113.7	113.7	—	140.4	140.4	—
Total Non-agency	327.1	291.1	36.0	273.6	273.6	—

Total mortgage-backed securities	903.1	867.1	36.0	604.1	604.1	—
Other asset-backed securities:
Credit card receivables	534.0	534.0	—	217.7	217.7	—
Vehicle receivables	721.8	721.8	—	269.7	269.7	—
Other	255.6	255.6	—	75.5	75.5	—
Total other asset-backed securities	1,511.4	1,511.4	—	562.9	562.9	—
Total mortgage and asset-backed securities	$2,414.5	$2,378.5	$36.0	$1,167.0	$1,167.0	$—
(1)  Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities
The security issuance years of White Mountains’s investments in non-agency RMBS and non-agency CMBS securities as of September 30, 2016 are as follows:

				Security Issuance Year
Millions	Fair Value	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
Non-agency RMBS	$213.4	$20.6	$6.0	$3.2	$—	$3.0	$—	$8.6	$11.0	$6.0	$11.4	$59.6	$48.0	$36.0
Non-agency CMBS	113.7	—	—	—	—	—	—	4.6	—	18.3	11.6	23.5	45.9	9.8
Total	$327.1	$20.6	$6.0	$3.2	$—	$3.0	$—	$13.2	$11.0	$24.3	$23.0	$83.1	$93.9	$45.8

Non-agency Residential Mortgage-backed Securities
The classification of the underlying collateral quality and the tranche levels of White Mountains’s non-agency RMBS securities are as follows as of September 30, 2016:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate (3)
Prime	$213.4	$122.8	$90.6	$—
Non-prime	—	—	—	—
Sub-prime	—	—	—	—
Total	$213.4	$122.8	$90.6	$—
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

Non-agency Commercial Mortgage-backed Securities
White Mountains’s non-agency CMBS portfolio is generally short-term and structurally senior, with approximately 30 points of subordination on average for both fixed rate CMBS and floating rate CMBS as of September 30, 2016. In general, subordination represents the percentage principal loss on the underlying collateral that would be absorbed by other securities lower in the capital structure before the more senior security incurs a loss.  As of September 30, 2016, none of the underlying loans of the non-agency CMBS held by White Mountains were reported as non-performing.
The amount of fixed and floating rate securities and their tranche levels of White Mountains’s non-agency CMBS securities are as follows as of September 30, 2016:

Millions	Fair Value	Super Senior (1)	Senior (2)	Subordinate (3)
Fixed rate CMBS	$102.3	$8.9	$55.2	$38.2
Floating rate CMBS	11.4	—	—	11.4
Total	$113.7	$8.9	$55.2	$49.6
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

Rollforward of Fair Value Measurements by Level
 White Mountains uses quoted market prices where available as the inputs to estimate fair value for its investments in active markets. Such measurements are considered to be either Level 1 or Level 2 measurements, depending on whether the quoted market price inputs are for identical securities (Level 1) or similar securities (Level 2). Level 3 measurements for fixed maturity investments, common equity securities, and other long-term investments as of September 30, 2016 and 2015 consist of securities for which the estimated fair value has not been determined based upon quoted market price inputs for identical or similar securities.
The following tables summarize the changes in White Mountains’s fair value measurements by level for the nine months ended September 30, 2016 and 2015:

			Level 3 Investments
Millions	Level 1 investments	Level 2 investments	Fixed maturity investments	Common equity securities	Other long-term investments	Hedge Funds and Private Equity Funds measured at NAV(3)	Total
Balance at January 1, 2016	$1,152.2	$2,531.4	$70.0	$—	$169.5	$127.8	$4,050.9	(1)(2)(4)
Total realized and unrealized gains (losses)	20.0	42.7	1.6	—	20.7	(1.0)	84.0
Amortization/Accretion	—	(13.2)	—	—	—	—	(13.2)
Purchases	1,577.5	2,989.4	120.8	—	2.2	33.0	4,722.9
Sales	(2,337.3)	(1,587.5)	(2.8)	—	—	(16.8)	(3,944.4)
Transfers in	—	82.0	—	—	—	—	82.0
Transfers out	—	—	(82.0)	—	—	—	(82.0)
Balance at September 30, 2016	$412.4	$4,044.8	$107.6	$—	$192.4	$143.0	$4,900.2	(1)(2)(4)
(1)  Excludes carrying value of $3.8 and $3.2 at January 1, 2016 and September 30, 2016 associated with other long-term investments accounted for using the equity method. Excludes carrying value of $14.7 and $12.8 at January 1, 2016 and September 30, 2016 associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.
(2)  Excludes carrying value of $211.3 and $305.6 at January 1, 2016 and September 30, 2016 associated with short-term investments, of which $0.1 and $0.1 is classified as held for sale at January 1, 2016 and September 30, 2016.
(3) Investments for which fair value is measured at net asset value using the practical expedient are no longer classified within the fair value hierarchy. (See Note 1 - “Summary of Significant Accounting Policies”).
(4)  Includes carrying value of $9.5 and $8.3 of fixed maturity investments at January 1, 2016 and September 30, 2016 that is classified as assets held for sale related to SSIE.

			Level 3 Investments
Millions	Level 1 investments	Level 2 investments	Fixed maturity investments	Common equity securities	Other long-term investments	Hedge Funds and Private Equity Funds measured at NAV(4)	Total
Balance at January 1, 2015	$550.6	$2,372.9	$76.4	$39.5	$126.9	$177.3	$3,343.6	(1)(2)(5)
Total realized and unrealized (losses) gains	(19.5)	.6	(.9)	7.7	(13.5)	(7.1)	(32.7)	(3)
Amortization/Accretion	—	(15.2)	—	—	—	—	(15.2)
Purchases	550.0	1,056.0	35.3	—	22.6	8.1	1,672.0
Sales	(618.2)	(894.4)	—	(9.4)	(2.3)	(16.6)	(1,540.9)
Effect of redemption of Prospector hedge funds	(43.5)	—	—	(3.6)	—	(14.3)	(61.4)
Transfers in	—	41.7	—	—	—	—	41.7
Transfers out	(1.2)	—	(40.5)	—	—	—	(41.7)
Balance at September 30, 2015	$418.2	$2,561.6	$70.3	$34.2	$133.7	$147.4	$3,365.4	(1)(2)(5)
(1) Excludes carrying value of $5.2 and $3.9 at January 1, 2015 and September 30, 2015 associated with other long-term investment limited partnerships accounted for using the equity method. Excludes carrying value of $16.8 and $15.2 at January 1, 2015 and September 30, 2015 associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.
(2) Excludes carrying value of $376.8 and $325.0 at January 1, 2015 and September 30, 2015 associated with short-term investments of which $1.9 and $0.6 is classified as held for sale at January 1, 2015 and September 30, 2015.
(3) Excludes $0.8 realized and unrealized losses associated with the Prospector Offshore Fund consolidation of investment-related liabilities.
(4) Investments for which fair value is measured at net asset value using the practical expedient are no longer classified within the fair value hierarchy. (See Note 1 - “Summary of Significant Accounting Policies”).
(5)  Includes carrying value of $10.1 and $9.7 of fixed maturity investments at January 1, 2015 and September 30, 2015 that is classified as assets held for sale related to SSIE.

Fair Value Measurements — transfers between levels - Nine-month period ended September 30, 2016 and 2015
Transfers between levels are recorded using the fair value measurement as of the end of the quarterly period in which the event or change in circumstance giving rise to the transfer occurred.
During the first nine months of 2016, there were two fixed maturity investments classified as Level 3 measurements in the prior period that were transferred to Level 2 measurements because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available at September 30, 2016. These measurements comprise “Transfers out” of Level 3 and “Transfers in” to Level 2 of $82.0 million for the period ended September 30, 2016.
During the first nine months of 2015, six fixed maturity investments classified as Level 3 measurement in the prior period was transferred to Level 2 measurement because quoted market prices for similar securities that were considered reliable and could be validated against an alternative source were available at September 30, 2015. These measurements comprise “Transfers out” of Level 3 and “Transfers in” to Level 2 of $40.5 million for the period ended September 30, 2015.

Significant Unobservable Inputs
The following summarizes significant unobservable inputs used in estimating the fair value of investment securities classified within Level 3 as of September 30, 2016 and December 31, 2015. The fair value of investments in hedge funds and private equity funds are generally estimated using the net asset value of the funds.

Description	September 30, 2016
$ in millions, except share price	Rating(2)	Valuation Technique(s)	Fair Value(3)	Unobservable Input
Preferred Stock(1)	NR	Discounted cash flow	$71.6	Discount yield	-	6.25%
Non-agency residential mortgage-backed securities (1)	AAA	Broker pricing	$36.0	Broker quote
Private equity security(1)	NR	Share price of most recent transaction	$21.0	Share price	-	$1.00
Private equity security(1)	NR	Share price of most recent transaction	$33.8	Share price	-	$1.03
Private equity security(1)	NR	Share price of most recent transaction	$3.2	Share price	-	$2.52
Convertible preferred security(1)	NR	Multiple of EBITDA	$6.1	EBITDA multiple	-	6.00
Convertible preferred security(1)	NR	Share price of most recent transaction	$27.0	Share price	-	$3.83
Private equity security(1)	NR	Option pricing method	$9.9
				Time until expiration	-	4 years
			Volatility/Standard deviation		-	60.0%
			Risk free rate		-	1.15%
Surplus notes:	NR
- Seller priority		Discounted cash flow	$49.0	Discount rate(4)	-	9.5%
			Timing of interest payments(6)		-	5 years
			Timing of principal payments(6)		-	10 years
- Pari passu		Discounted cash flow	$22.5	Discount rate(5)	-	15.8%
			Timing of interest payments(6)		-	5 years
			Timing of principal payments(6)		-	15 years
(1) As of September 30, 2016, each asset type consists of one security.
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

Note 6. Goodwill and Other Intangible Assets

White Mountains has recognized goodwill and other intangible assets at the acquisition date fair values in connection with its purchases of subsidiaries.
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
On August 4, 2016, White Mountains acquired a 70.9% ownership share in Buzzmove for a purchase price of GBP 6.0 million (approximately $8.0 million based upon the foreign exchange spot rate at the date of acquisition). White Mountains recognized total assets acquired related to Buzzmove of $11.7 million, including $9.0 million of other intangible assets, total liabilities assumed of $0.1 million, and non-controlling interests of $2.6 million, reflecting acquisition date fair values.
The following table shows the change in goodwill and other intangible assets:

	Three Months Ended September 30,
Millions	2016				2015
	Goodwill	Other intangible assets	Total		Goodwill	Other intangible assets	Total
Beginning balance	$24.1	$29.2	53.3		$24.1	$36.4	$60.5
Amounts held for sale at beginning of the period (1)	—	—	—		—	.6	.6
Amortization, including foreign currency translation	—	(3.0)	(3.0)		—	(2.6)	(2.6)
Less: Amounts held for sale at end of the period (1)	—	—	—		—	.5	.5
Subtotal	24.1	26.2	50.3		24.1	33.9	58.0
Acquisition of business			9.0	(2)			—
Ending balance			$59.3				$58.0

	Nine Months Ended September 30,
Millions	2016				2015
	Goodwill	Other intangible assets	Total		Goodwill	Other intangible assets	Total
Beginning balance	$24.1	$31.3	$55.4		$23.8	$38.7	$62.5
Amounts held for sale at beginning of the period (1)	—	.4	.4		—	.8	.8
Acquisitions of businesses	—	—	—		.3	2.8	3.1
Acquisitions of other intangible assets	—	3.9	3.9		—	—	—
Amortization, including foreign currency translation	—	(9.4)	(9.4)		—	(7.9)	(7.9)
Less: Amounts held for sale at end of the period (1)	—	—	—		—	.5	.5
Subtotal	24.1	26.2	50.3		24.1	33.9	58.0
Acquisition of business			9.0	(2)			—
Ending balance			$59.3				$58.0
(1) See Note 17 - “Held for Sale and Discontinued Operations”.
(2) The relative fair values of goodwill and of the other intangible assets recognized in connection with the acquisition of Buzzmove had not yet been determined at September 30, 2016.

Note 7.  Debt

White Mountains’s debt outstanding as of September 30, 2016 and December 31, 2015 consisted of the following:

Millions	September 30, 2016	Effective Rate (1)	December 31, 2015	Effective Rate (1)
WTM Bank Facility	$—	N/A	$50.0	3.9%
OBH Senior Notes, at face value	275.0	4.7%	275.0	4.7%
Unamortized original issue discount and debt issuance costs	(1.9)		(2.1)
OBH Senior Notes, carrying value	273.1		272.9
OneBeacon Bank Facility	—	N/A	—	N/A
MediaAlpha Bank Facility	15.6	5.8%	15.0	5.5%
Unamortized issuance cost	(.2)		(.3)
MediaAlpha Bank Facility, carrying value	15.4		14.7
Total debt	$288.5		$337.6
 (1) Effective rate considers the effect of the debt issuance costs.

WTM Bank Facility
On August 14, 2013, White Mountains entered into a revolving credit facility with a syndicate of lenders administered by Wells Fargo Bank, N.A., which has a total commitment of $425.0 million and has a maturity date of August 14, 2018 (the “WTM Bank Facility”). During the three months ended September 30, 2016, White Mountains borrowed and repaid $250.0 million under the WTM Bank Facility. During the nine months ended September 30, 2016, White Mountains borrowed $350.0 million and repaid $400.0 million under the WTM Bank Facility at a blended interest rate of 3.85%. As of September 30, 2016, the WTM Bank Facility was undrawn.
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

OneBeacon Bank Facility
On September 29, 2015, OneBeacon Ltd. and OneBeacon U.S. Holdings, Inc. (“OBH”), as co-borrowers and co-guarantors, entered into a revolving credit facility administered by U.S. Bank N.A. and also including BMO Harris Bank N.A., which has a total commitment of $65.0 million and has a maturity date of September 29, 2019 (the “OneBeacon Bank Facility”).  As of September 30, 2016, the OneBeacon Bank Facility was undrawn.
The OneBeacon Bank Facility contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards.

MediaAlpha Bank Facility
On July 23, 2015, MediaAlpha entered into a secured credit facility with Opus Bank, which has a total commitment of $20.0 million and has a maturity date of July 23, 2019 (the “MediaAlpha Bank Facility”).  The MediaAlpha Bank Facility consists of a $14.2 million term loan facility and a revolving loan facility for $5.0 million, which had an outstanding balance of $1.5 million as of September 30, 2016. During the three months ended September 30, 2016, MediaAlpha repaid $0.8 million under the term loan facility and $0.5 million under the revolving loan facility. During the nine months ended September 30, 2016, MediaAlpha repaid $0.8 million under the term loan facility and borrowed $2.5 million and repaid $1.0 million under the revolving loan facility. The MediaAlpha Bank Facility carries a variable interest rate that is based on the Prime Rate, as published by the Wall Street Journal, plus a spread of 1.5% as of September 30, 2016.
The MediaAlpha Bank Facility is secured by intellectual property and the common stock of MediaAlpha’s subsidiaries, and contains various affirmative, negative and financial covenants that White Mountains considers to be customary for such borrowings, including a maximum leverage ratio.

Compliance
At September 30, 2016, White Mountains was in compliance with the covenants under all of its debt instruments.

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
White Mountains’s effective tax rate for the three months ended September 30, 2016 was (33.5)%. White Mountains’s income tax benefit related to pre-tax income from continuing operations for the three months ended September 30, 2016 was different from the U.S. statutory rate of 35% due to changes in forecasted earnings by jurisdiction used in determining interim tax expense. The rate was also impacted by a $14.0 million tax benefit recognized in continuing operations related to the reversal of a valuation allowance that resulted from income that was recognized within discontinued operations. ASC 740 includes an exception to the general principle of intra-period tax allocations that requires a company with a current period loss from continuing operations to consider income recorded in other categories, including discontinued operations, in determining the tax benefit that is allocated to continuing operations. The valuation allowance reversal relates to a consolidated tax group within White Mountains that has a current period loss within continuing operations. Accordingly, the tax benefit resulting from the valuation allowance reversal was recorded in continuing operations with an offsetting tax expense for the same amount in discontinued operations.
White Mountains’s effective tax rate for the nine months ended September 30, 2016 was (84.9)%. White Mountains’s income tax benefit related to pre-tax income from continuing operations for the nine months ended September 30, 2016 was different from the U.S. statutory rate of 35% due to changes in forecasted earnings by jurisdiction used in determining interim tax expense. The rate was also impacted by a $3.5 million favorable settlement of the 2010-2012 IRS exam, by a $12.8 million favorable settlement of the 2007-2009 IRS exam and by a $14.0 million tax benefit recognized in continuing operations related to the reversal of a valuation allowance that resulted from income that was recognized within discontinued operations as described above. The tax benefit resulting from the valuation allowance reversal was recorded in continuing operations with an offsetting tax expense for the same amount in discontinued operations.
White Mountains’s income tax benefit from continuing operations for the first nine months of 2015 was near zero. The effective rates for the three and nine months ended September 30, 2015 represented an effective tax rate that was lower than the U.S. statutory rate of 35% due to income forecasted in jurisdictions with lower tax rates than the United States.
In arriving at the effective tax rate for the three and nine months ended September 30, 2016 and 2015, White Mountains forecasted all income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) for the years ending December 31, 2016 and 2015.
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
With few exceptions, White Mountains is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2012.

On January 19, 2016, White Mountains received Form 870-AD (Offer to Waive Restrictions on Assessment and Collection Tax Deficiency and to Accept Overassessment) from the IRS Appeals Office relating to the examination of tax years 2007, 2008 and 2009 for certain U.S. Subsidiaries of OneBeacon. All disputed items have now been agreed to and resolved with the Joint Committee on Taxation. As the receipt of the Form 870-AD described above represents formal settlement, White Mountains recorded a tax benefit of $12.8 million in the first quarter of 2016 related to tax years 2007, 2008 and 2009.
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

Note 9. Derivatives

Variable Annuity Reinsurance
White Mountains entered into agreements to reinsure death and living benefit guarantees associated with certain variable annuities in Japan. During the third quarter of 2015, the variable annuity contracts reinsured by WM Life Re began to mature and were fully runoff by June 30, 2016. At December 31, 2015, the total guarantee value was approximately ¥50.7 billion (approximately $0.4 billion at exchange rates on that date), respectively. The collective account values of the underlying variable annuities were approximately 109% of the guarantee value at December 31, 2015.
The following table summarizes the pre-tax operating results of WM Life Re for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2016	2015	2016	2015
Fees, included in other revenue	$—	$2.1	$1.2	$7.7
Change in fair value of variable annuity liability, included in other revenue	—	(2.8)	(.3)	(1.7)
Change in fair value of derivatives, included in other revenue	—	1.5	(2.0)	(6.3)
Foreign exchange, included in other revenue	—	.4	1.4	(.8)
Other investment income and losses	—	(.2)	—	(.3)
Total revenue	—	1.0	.3	(1.4)
Change in fair value of variable annuity death benefit liabilities, included in other general and administrative expenses	—	—	(.3)	—
Death benefit claims paid, included in general and administrative expenses	—	—	—	—
General and administrative expenses	(.5)	(.8)	(2.4)	(3.1)
Pre-tax income (loss)	$(.5)	$.2	$(2.4)	$(4.5)

The following summarizes realized and unrealized derivative gains (losses) recognized in other revenue for the three and nine months ended September 30, 2016 and 2015 and the carrying values, included in other assets, as of December 31, 2015 by type of instrument:

	Gains (losses)
	Three Months Ended		Nine Months Ended		Carrying Value
	September 30,		September 30,		As of
Millions	2016	2015	2016	2015	December 31, 2015
Fixed income/interest rate	$—	$2.6	$1.8	$6.0	$.5
Foreign exchange	—	(3.1)	(4.8)	(6.0)	14.8
Equity	—	2.0	1.0	(6.3)	4.8
Total	$—	$1.5	$(2.0)	$(6.3)	$20.1

The following tables summarize the changes in White Mountains’s variable annuity reinsurance liabilities and derivative instruments for the nine months ended September 30, 2016 and the three and nine months ended September 30, 2015.

	Nine Months Ended September 30, 2016
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

In addition to derivative instruments, WM Life Re held cash and fixed maturity investments posted as collateral to its variable annuity reinsurance counterparties.  The total collateral includes the following:

Millions	December 31, 2015	September 30, 2015
Cash	$5.8	$16.8
Fixed maturity investments	—	—
Total	$5.8	$16.8

Collateral in the form of fixed maturity securities consisted of Government of Japan Bonds, recorded at fair value. Collateral in the form of short-term investments consisted of money-market instruments, carried at amortized cost, which approximated fair value.

All of White Mountains’s variable annuity reinsurance liabilities were classified as Level 3 measurements. The fair value of White Mountains’s variable annuity reinsurance liabilities were estimated using actuarial and capital market assumptions related to the projected discounted cash flows over the term of the reinsurance agreement. Actuarial assumptions regarding future policyholder behavior, including surrender and lapse rates, were generally unobservable inputs and significantly impacted the fair value estimates. Generally, the liabilities associated with these guarantees increased with declines in the equity markets, interest rates and currencies against the Japanese yen, as well as with increases in market volatilities. White Mountains used derivative instruments to mitigate the risks associated with changes in the fair value of the reinsured variable annuity guarantees. The types of inputs used to estimate the fair value of these derivative instruments, with the exception of actuarial assumptions regarding policyholder behavior and risk margins, were generally the same as those used to estimate the fair value of variable annuity liabilities. There were no open derivatives instruments remaining as of September 30, 2016.
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
In the case of exchange traded instruments, WM Life Re had exposure to credit risk for amounts uncollateralized by margin balances. WM Life Re had master netting agreements with certain of its counterparties whereby the collateral provided (held) was calculated on a net basis. The following summarizes amounts offset under master netting agreements:

	December 31, 2015
Millions	Gross asset amounts before offsets (1)	Gross liability amounts offset under master netting arrangements	Net amounts recognized in Other Assets
Interest rate contracts
OTC	$2.4	$(2.1)	$.3
Exchange traded	.1	(.1)	—
Foreign exchange contracts
OTC	15.0	—	15.0
Exchange traded	.1	(.3)	(.2)
Equity contracts
OTC	4.4	(.6)	3.8
Exchange traded	1.2	—	1.2
Total(2)	$23.2	$(3.1)	$20.1
(1) Amount equal to fair value of instrument as recognized in other assets
(2) All derivative instruments held by WM Life Re were subject to master netting arrangements.

There were no open derivative instruments as of September 30, 2016 and no exposure to credit losses on OTC and exchanged traded derivatives as of that date. The following summarizes the value, collateral held or provided by WM Life Re and net exposure to credit losses on OTC and exchange traded derivative instruments by counterparty recorded within other assets as of December 31, 2015:

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

Note 10. Municipal Bond Guarantee Insurance

In 2012, HG Global was capitalized with $594.5 million from White Mountains and $14.5 million from non-controlling interests to fund BAM, a newly formed mutual municipal bond insurer. As of September 30, 2016, White Mountains owned 96.9% of HG Global’s preferred equity and 88.4% of its common equity. HG Global, together with its subsidiaries, provided the initial capitalization of BAM through the purchase of $503.0 million of BAM Surplus Notes. Through HG Re, which had statutory capital of $476.5 million at September 30, 2016, HG Global provides first loss reinsurance protection for policies underwritten by BAM of up to 15% of par outstanding, on a per policy basis. HG Re’s obligations to BAM are collateralized in trusts, and there is an aggregate loss limit that is equal to the total assets in the collateral trusts at any point in time.
For the three and nine months ended September 30, 2016, HG Global had pre-tax income of $5.2 million and $18.4 million, which included $4.5 million and $13.4 million of interest income on the BAM Surplus Notes. For the three and nine months ended September 30, 2015, HG Global had pre-tax income of $5.2 million and $13.8 million, which included $4.0 million and $11.9 million of interest income on the BAM Surplus Notes.
For the three and nine months ended September 30, 2016, White Mountains reported pre-tax losses of $13.7 million and $30.3 million on BAM that were recorded in net loss attributable to non-controlling interests, which included $4.5 million and $13.4 million of interest expense on the BAM Surplus Notes. For the three and nine months ended September 30, 2015, White Mountains reported pre-tax losses of $10.6 million and $33.5 million on BAM that were recorded in net loss attributable to non-controlling interests, which included $4.0 million and $11.9 million of interest expense on the BAM Surplus Notes.
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
The following table provides a schedule of BAM’s insured obligations:

	September 30, 2016	December 31, 2015
Contracts outstanding	4,357	3,103
Remaining weighted average contract period outstanding (in years)	10.9	12.8
Contractual debt service outstanding (in millions):
Principal	$30,470.0	$22,556.0
Interest	15,258.1	11,984.4
Total debt service outstanding	$45,728.1	$34,540.4

Gross unearned insurance premiums	$71.0	$50.2

The following table is a schedule of BAM’s future premium revenues as of September 30, 2016:

Millions	September 30, 2016
October 1, 2016 - December 31, 2016	$1.6

January 1, 2017 - March 31, 2017	1.6
April 1, 2017 - June 30, 2017	1.6
July 1, 2017 - September 30, 2017	1.6
October 1, 2017 - December 31, 2017	1.5
6.3

2018	6.0
2019	5.7
2020	5.4
2021 and thereafter	46.0
Total	$71.0

Note 11. Earnings Per Share

Basic earnings per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities. Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding. The following table outlines the Company’s computation of earnings per share from continuing operations for the three and nine months ended September 30, 2016 and 2015. (See Note 17 - “Held for Sale and Discontinued Operations”).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic and diluted earnings per share numerators (in millions):
Net income (loss) from continuing operations attributable to White Mountains’s common shareholders	$29.8	$(65.4)	$24.2	$(47.6)
Allocation of income for unvested restricted common shares	(.4)	—	(.3)	—
Dividends declared on participating restricted common shares(1)	—	—	(.1)	(.1)
Total allocation to restricted common shares	(.4)	—	(.4)	(.1)
Net income (loss) attributable to White Mountains’s common shareholders, net of restricted common share amounts	$29.4	$(65.4)	$23.8	$(47.7)
Undistributed net earnings (in millions):
Net income (loss) attributable to White Mountains’s common shareholders, net of restricted common share amounts	$29.4	$(65.4)	$23.8	$(47.7)
Dividends declared net of restricted common share amounts(1)	—	—	(5.4)	(5.9)
Total undistributed net earnings, net of restricted common share amounts	$29.4	$(65.4)	$18.4	$(53.6)
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	4,867.4	5,890.1	5,166.6	5,951.1
Average unvested restricted shares(2)	(68.1)	—	(62.9)	—
Basic earnings per share denominator	4,799.3	5,890.1	5,103.7	5,951.1
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period(3)	4,879.4	5,890.1	5,174.8	5,951.1
Average unvested restricted common shares(2)	(68.1)	—	(62.9)	—
Diluted earnings per share denominator(3)	4,811.3	5,890.1	5,111.9	5,951.1
Basic earnings per share (in dollars):
Net income (loss) attributable to White Mountains’s common shareholders	$6.12	$(11.10)	$4.67	$(8.01)
Dividends declared and paid	—	—	(1.00)	(1.00)
Undistributed earnings	$6.12	$(11.10)	$3.67	$(9.01)
Diluted earnings per share (in dollars):
Net income (loss) attributable to White Mountains’s common shareholders	$6.11	$(11.10)	$4.66	$(8.01)
Dividends declared and paid	—	—	(1.00)	(1.00)
Undistributed earnings	$6.11	$(11.10)	$3.66	$(9.01)
(1) Restricted shares issued by White Mountains receive dividends, and therefore, are considered participating securities.
(2) Restricted shares outstanding vest either in equal annual installments or upon a stated date. (See Note 15 - “Employee Share-Based Compensation Plans”).
(3) The diluted earnings per share denominator for the three and nine months ended September 30, 2016 includes the impact of 120,000 common shares issuable upon exercise of the non-qualified options outstanding, which results in 11,943 and 8,208 incremental shares outstanding over the periods.

Note 12. Non-controlling Interests

The following table details the balance of non-controlling interests included in White Mountains’s total equity and the related percentage of each consolidated entity’s total equity owned by non-controlling shareholders as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
$ in millions	Non-controlling Percentage	Non-controlling Equity	Non-controlling Percentage	Non-controlling Equity
OneBeacon Ltd.	23.9%	$247.0	24.5%	$245.6
SIG Preference Shares	—	—	100.0	250.0
Other, excluding mutuals and reciprocals
HG Global	3.1	16.9	3.1	17.1
MediaAlpha	40.0	12.5	40.0	14.4
Tranzact	—	—	36.8	79.4
Wobi	3.3	.5	3.9	.6
Dewar	18.8	3.7	19.0	3.7
Buzzmove	29.1	3.3	—	—
Total other, excluding mutuals and reciprocals		36.9		115.2
Mutuals and reciprocals
BAM	100.0	(138.9)	100.0	(140.0)
SSIE	100.0	4.2	100.0	(16.0)
Total mutuals and reciprocals		(134.7)		(156.0)
Total non-controlling interests		$149.2		$454.8

Note 13. Segment Information

White Mountains has determined that its reportable segments are OneBeacon, HG Global/BAM and Other Operations. As a result of the Sirius Group and Tranzact sales, the results of operations for Sirius Group, previously reported in its own segment, and Tranzact, previously reported in the Other Operations segment, have been classified as discontinued operations and are now presented, net of related income taxes, as such in the statement of operations and comprehensive income. Prior year amounts have been reclassified to conform to the current period’s presentation (See Note 17 - “Held for Sale and Discontinued Operations”).
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
Significant intercompany transactions among White Mountains’s segments have been eliminated herein. Financial information for White Mountains’s segments follows:

		HG Global/BAM
Millions	OneBeacon	HG	BAM(1)	Other Operations		Total
Three Months Ended September 30, 2016
Earned insurance premiums	$277.9	$1.2	$.3	$1.9		$281.3
Net investment income	11.8	.6	1.7	8.4		22.5
Net investment income (loss) - surplus note interest	—	4.5	(4.5)	—		—
Net realized and unrealized investment gains (losses)	15.5	(.3)	(1.6)	12.8		26.4
Other revenue	1.8	—	.4	32.6	(2)	34.8
Total revenues	307.0	6.0	(3.7)	55.7		365.0
Losses and LAE	162.8	—	—	2.2		165.0
Insurance acquisition expenses	55.1	.2	.6	.5		56.4
Other underwriting expenses	49.4	—	.1	.1		49.6
General and administrative expenses	3.2	.6	9.3	54.1	(3)	67.2
Amortization of other intangible assets	.3	—	—	2.7		3.0
Interest expense	3.3	—	—	.5		3.8
Total expenses	274.1	.8	10.0	60.1		345.0
Pre-tax income (loss)	$32.9	$5.2	$(13.7)	$(4.4)		$20.0

		HG Global/BAM
Millions	OneBeacon	HG	BAM(1)	Other Operations		Total
Nine Months Ended September 30, 2016
Earned insurance premiums	$827.9	$3.1	$1.0	$6.1		$838.1
Net investment income	38.3	1.6	5.1	14.6		59.6
Net investment income (loss) - surplus note interest	—	13.4	(13.4)	—		—
Net realized and unrealized investment gains	56.8	2.3	6.5	18.4		84.0
Other revenue	3.5	—	.8	106.5	(2)	110.8
Total revenues	926.5	20.4	—	145.6		1,092.5
Losses and LAE	501.3	—	—	6.8		508.1
Insurance acquisition expenses	154.8	.6	1.9	1.9		159.2
Other underwriting expenses	155.6	—	.3	.1		156.0
General and administrative expenses	10.0	1.4	28.1	181.5	(3)	221.0
Amortization of other intangible assets	.9	—	—	8.5		9.4
Interest expense	9.8	—	—	2.6		12.4
Total expenses	832.4	2.0	30.3	201.4		1,066.1
Pre-tax income (loss)	$94.1	$18.4	$(30.3)	$(55.8)		$26.4

		HG Global/BAM
Millions	OneBeacon	HG	BAM(1)	Other Operations		Total
Three Months Ended September 30, 2015
Earned insurance premiums	$281.4	$.6	$.3	$2.6		$284.9
Net investment income	12.4	.5	1.1	2.8		16.8
Net investment income (loss) - surplus note interest	—	4.0	(4.0)	—		—
Net realized and unrealized investment (losses) gains	(29.9)	.6	1.7	(16.3)		(43.9)
Other revenue	3.9	—	.2	34.2	(2)	38.3
Total revenues	267.8	5.7	(.7)	23.3		296.1
Losses and LAE	167.5	—	—	2.5		170.0
Insurance acquisition expenses	53.8	.1	.4	1.0		55.3
Other underwriting expenses	56.4	—	.1	—		56.5
General and administrative expenses	3.4	.4	9.4	81.5	(3)	94.7
Amortization of other intangible assets	.3	—	—	2.3		2.6
Interest expense	3.2	—	—	.7		3.9
Total expenses	284.6	.5	9.9	88.0		383.0
Pre-tax (loss) income	$(16.8)	$5.2	$(10.6)	$(64.7)		$(86.9)

		HG Global/BAM
Millions	OneBeacon	HG	BAM(1)	Other Operations		Total
Nine Months Ended September 30, 2015
Earned insurance premiums	$887.3	$1.7	$.6	$6.4		$896.0
Net investment income	33.0	1.4	2.9	5.3		42.6
Net investment income (loss) - surplus note interest	—	11.9	(11.9)	—		—
Net realized and unrealized investment (losses) gains	(29.7)	.3	2.8	(7.3)		(33.9)
Other (loss) revenue	(.4)	—	.5	114.3	(2)	114.4
Total revenues	890.2	15.3	(5.1)	118.7		1,019.1
Losses and LAE	527.9	—	—	6.2		534.1
Insurance acquisition expenses	161.2	.3	1.8	2.8		166.1
Other underwriting expenses	165.2	—	.3	—		165.5
General and administrative expenses	11.0	1.2	26.3	185.2	(3)	223.7
Amortization of other intangible assets	1.0	—	—	6.9		7.9
Interest expense	9.7	—	—	1.1		10.8
Total expenses	876.0	1.5	28.4	202.2		1,108.1
Pre-tax income (loss)	$14.2	$13.8	$(33.5)	$(83.5)		$(89.0)
(1) BAM manages its affairs on a statutory accounting basis. BAM’s statutory surplus includes surplus notes and is not reduced by accruals of interest expense on the surplus notes. BAM’s statutory surplus is reduced only after a payment of principal or interest has been approved by the New York Department of Financial Services.
(2) Includes $27.6 and $88.4 from MediaAlpha for the three months and nine months ended September 30, 2016, and $28.3 and $81.2 from MediaAlpha for the three months and nine months ended September 30, 2015.
(3) Includes $26.2 and $82.7 from MediaAlpha for the three months and nine months ended September 30, 2016, and $26.2 and $75.8 from MediaAlpha for the three months and nine months ended September 30, 2015.

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
During the three and nine months ended September 30, 2015, White Mountains received cash dividends from Symetra of $12.5 million and $16.9 million, which included a special dividend of $10.3 million. The dividends were recorded as a reduction of White Mountains’s investment in Symetra in accordance with equity method accounting.
As of December 31, 2011, White Mountains concluded that its investment in Symetra common shares was other-than-temporarily impaired and wrote down the GAAP book value of the investment to its estimated fair value of or $15 per share.  This impairment, as well as the effect of Symetra capital transactions, resulted in a basis difference between the GAAP carrying value of White Mountains’s investment in Symetra common shares under the equity method and the amount derived by multiplying the percentage of White Mountains common share ownership by Symetra’s total GAAP equity. As of September 30, 2015, the pre-tax unamortized basis difference was $160.8 million, of which $32.6 million is attributable to equity in earnings of unconsolidated affiliates and $128.2 million is attributable to equity in net unrealized gains of unconsolidated affiliates. The pre-tax basis difference was amortized over a 30-year period, based on estimated future cash flows associated with Symetra’s underlying assets and liabilities to which the basis differences was attributed. White Mountains recognized the amortization of the basis difference through equity in earnings of unconsolidated affiliates and equity in net unrealized gains (losses) from investments in unconsolidated affiliates consistent with the original attribution of the basis differences between equity in earnings and equity in net unrealized gains (losses). For the three and nine months ended September 30, 2015, White Mountains recognized after-tax amortization of $0.6 million and $2.0 million and through equity in earnings of unconsolidated affiliates and $2.6 million and $8.1 million through equity in net unrealized gains from investments in unconsolidated affiliates.
The following table summarizes amounts recorded by White Mountains under the equity method relating to its investment in Symetra for the three and nine months ended September 30, 2015:

	Three Months Ended	Nine Months Ended
Millions	September 30, 2015	September 30, 2015
Equity method carrying value of investment in Symetra at the beginning of the period	$397.2	$411.4
Equity in earnings (1)(2)	4.2	17.5
Equity in net unrealized gains (losses) from Symetra’s fixed maturity portfolio (3)	3.7	(31.8)
Dividends received	(12.5)	(16.9)
Distribution from Prospector Offshore Fund	—	12.4
Equity method carrying value of investment in Symetra at the end of the period(4)	$392.6	$392.6
(1) For the three and nine months ended September 30, 2015, equity in earnings excludes tax expense of $0.3 and $1.1.
(2) For the three and nine months ended September 30, 2015, equity in earnings includes $0.7 and $2.1 increase relating to the pre-tax amortization of the Symetra common share basis difference.
(3) For the three and nine months ended September 30, 2015, net unrealized gains includes $2.9 and $8.6 increase relating to the pre-tax amortization of the Symetra common share basis difference.
(4) Includes White Mountains’s equity in net unrealized gains from Symetra’s fixed maturity portfolio of $5.7 as of September 30, 2015, which excludes tax expense of $0.2.

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

Share-Based Compensation Based on White Mountains Common Shares

WTM Performance Shares
Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Awards generally vest at the end of a three-year period, are subject to the attainment of pre-specified performance goals, and are valued based on the market value of common shares at the time awards are paid.  The following table summarizes performance share activity for the three and nine months ended September 30, 2016 and 2015 for performance shares granted under the WTM Incentive Plan:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	73,297	$32.5	106,572	$28.8	93,654	$57.7	111,257	$44.4
Shares paid or expired(1)			(8,958)	(5.5)	(36,294)	(41.0)	(42,959)	(30.4)
New grants(2)	6,400	—		—	22,615	—	29,195	—
Forfeitures and cancellations(3)	(160)	(.1)	(3,960)	(.8)	(438)	.2	(3,839)	(.3)
Expense recognized	—	5.0	—	30.0	—	20.5	—	38.8
End of period(4)	79,537	$37.4	93,654	$52.5	79,537	$37.4	93,654	$52.5
(1) WTM performance share payments in 2016 for the 2013-2015 performance cycle, which were paid in April 2016, ranged from 140% to 142% of target.  WTM performance share payments in 2015 for the 2012-2014 performance cycle ranged from 88% to 131.5% of target.
(2) In the third quarter of 2016 White Mountains granted 3,000 WTM performance shares for the 2015-2017 performance cycle and 3,400 WTM performance shares for the 2016-2018 performance cycle.
(3) Amounts include changes in assumed forfeitures, as required under GAAP.
(4) Outstanding performance share awards as of September 30, 2016 and 2015 both exclude 7,315 and 10,825 performance share awards granted to employees of Sirius Group.

For performance shares earned in the 2013-2015 performance cycle, the Company issued 5,000 common shares and settled the remainder in cash. For the 2012-2014 performance cycle, all performance shares earned were settled in cash. If all the outstanding WTM performance shares had vested on September 30, 2016, the total additional compensation cost to be recognized would have been $26.9 million, based on accrual factors at September 30, 2016 (common share price and payout assumptions).

Performance Shares granted under the WTM Incentive Plan
The following table summarizes performance shares outstanding and accrued expense for performance shares awarded under the WTM Incentive Plan at September 30, 2016 for each performance cycle:

Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2016 – 2018	19,615	$3.4
2015 – 2017	31,795	15.1
2014 – 2016	30,167	19.9
Sub-total	81,577	38.4
Assumed forfeitures	(2,040)	(1.0)
Total at September 30, 2016	79,537	$37.4

Restricted Shares
The following table summarizes the unrecognized compensation cost associated with the outstanding restricted share awards for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	66,470	$24.2	71,875	$23.2	70,675	$15.7	83,314	$14.3
Issued	4,150	3.4			25,365	19.7	23,640	15.7
Vested	—	—	(1,200)	—	(24,620)	—	(36,279)	—
Forfeited	—	—	—	—	(800)	.2	—	—
Expense recognized (1)	—	(3.8)	—	(3.7)	—	(11.8)	—	(10.5)
End of period (2)	70,620	$23.8	70,675	$19.5	70,620	$23.8	70,675	$19.5
(1)   In connection with the sale of Sirius Group in the second quarter of 2016, White Mountains recognized $1.4 from accelerating the amortization of the issue date fair value for shares issued to Sirius Group employees, who no longer have a service obligation to the Company.
(2)   Restricted share awards outstanding as of September 30, 2016 and 2015 include 2,512 and 3,572 restricted shares issued to employees of Sirius Group, which was accounted for as discontinued operations.

During the three and nine months ended September 30, 2016, White Mountains issued 4,150 and 25,365 restricted shares that vest on January 1, 2019. During the first nine months of 2015, White Mountains issued 23,640 restricted shares that vest on January 1, 2018. The unrecognized compensation cost at September 30, 2016 is expected to be recognized ratably over the remaining vesting periods.

Stock Options

Non-Qualified Options
As September 30, 2016 and December 31, 2015, the Company’s Chairman and CEO held 120,000 and 125,000 Non-Qualified Options, which are exercisable at a fixed price of $742 per common share and expire on January 20, 2017. The potential in-the-money value of the Non-Qualified Options in excess of $100 million is limited to 50% of the excess amount. The Non-Qualified Options were fully amortized as of the first quarter in 2011.
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

OneBeacon Performance Shares
OneBeacon performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash.  OneBeacon performance share awards generally vest at the end of a three-year period, are subject to the attainment of pre-specified performance goals, and are valued based on the market value of OneBeacon Ltd. common shares at the time awards are paid.  The following table summarizes performance share activity for the three and nine months ended September 30, 2016 and 2015 for OneBeacon performance shares granted under the OneBeacon Incentive Plan:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense	Target Performance Shares Outstanding	Accrued Expense
Beginning of period	441,206	$1.0	462,147	$2.4	449,435	$1.4	517,470	$3.4
Shares paid or expired(1)	—	—	—	—	(167,300)	(.7)	(181,290)	(1.5)
New grants	—	—	—	—	163,150	—	154,887	—
Assumed forfeitures and cancellations(2)	—	—	—	—	(4,079)	—	(28,920)	—
Expense recognized	—	.3	—	(.3)	—	.6	—	.2
End of period	441,206	$1.3	462,147	$2.1	441,206	$1.3	462,147	$2.1
(1) OneBeacon performance share payments in 2016 for the 2013-2015 performance cycle were at 24.3% of target. OneBeacon performance share payments in 2015 for the 2012-2014 performance cycle were at 45.7% of target.
(2) Amounts include changes in assumed forfeitures, as required under GAAP.

If the outstanding OneBeacon performance shares had been vested on September 30, 2016, the total additional compensation cost to be recognized would have been $2.3 million, based on accrual factors at September 30, 2016 (common share price, accumulated dividends and payout assumptions).
The following table summarizes OneBeacon performance shares outstanding awarded under the OneBeacon Incentive Plan at September 30, 2016 for each performance cycle:

Millions, except share amounts	Target Performance Shares Outstanding	Accrued Expense
Performance cycle:
2016 – 2018	163,150	$.6
2015 – 2017	146,659.7
2014 – 2016	142,710	—
Sub-total	452,519	1.3
Assumed forfeitures	(11,313)	—
Total at September 30, 2016	441,206	$1.3

OneBeacon Restricted Shares
 The following table summarizes the unrecognized compensation cost associated with the outstanding OneBeacon restricted stock awards for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Millions, except share amounts	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Non-vested,
Beginning of period	395,872	$3.5	390,950	$3.5	382,722	$2.5	612,500	$3.5
Issued	—	—	—	—	170,650	2.3	75,950	1.1
Vested	—	—	—	—	(157,500)	—	(296,000)	—
Forfeited	—	—	—	—	—	—	(1,500)	—
Expense recognized	—	(.7)	—	(.5)	—	(2.0)	—	(1.6)
End of period	395,872	$2.8	390,950	$3.0	395,872	$2.8	390,950	$3.0

On February 24, 2016, OneBeacon issued 170,650 shares of restricted stock, of which 92,500 restricted shares vest on February 24, 2018 and 78,150 vest on January 1, 2019. On February 24, 2015, OneBeacon issued 75,950 restricted shares, which vest on January 1, 2018.
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
As of September 30, 2016, unrecognized compensation expense of $2.8 million related to restricted stock awards is expected to be recognized over the remaining vesting periods.

OneBeacon Restricted Stock Units
During the first nine months of 2016, the OneBeacon Compensation Committee awarded to certain employees 233,461 restricted stock units (“RSUs”) that are scheduled to vest on December 31, 2018, of which, net of forfeiture assumptions, 219,112 were outstanding as of September 30, 2016. During the first nine months of 2015, the OneBeacon Compensation Committee awarded to certain employees 215,698 RSUs that are scheduled to vest on December 31, 2017, of which, net of forfeiture assumptions, 177,409 were outstanding as of September 30, 2016. The RSUs will be paid out in cash or shares at the discretion of the OneBeacon Compensation Committee. For the three and nine months ended September 30, 2016, the expense associated with the RSUs was $0.5 million and $1.4 million. For the three and nine months ended September 30, 2015, the expense associated with the RSUs was $0.2 million and $0.6 million.

Note 16. Fair Value of Financial Instruments

White Mountains accounts for its financial instruments at fair value with the exception of the OBH Senior Notes and MediaAlpha Bank Facility, which are recorded as debt at face value less unamortized original issue discount.
The following table summarizes the fair value and carrying value of these financial instruments as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
Millions	Fair Value	Carrying Value	Fair Value	Carrying Value
OBH Senior Notes	$277.8	$273.1	$276.4	$272.9
MediaAlpha Bank Facility	15.7	15.4	15.0	14.7

The fair value estimate for the OBH Senior Notes has been determined using quoted market prices. The OBH Senior Notes are considered a Level 2 measurement.
The fair value estimate for the MediaAlpha Bank Facility has been determined based on a discounted cash flows approach and is considered to be a Level 3 measurement.

Note 17. Held for Sale and Discontinued Operations

Sirius Group
On April 18, 2016, White Mountains completed the sale of Sirius Group to CMI for approximately $2.6 billion. $161.8 million of this amount was used to purchase certain assets to be retained by White Mountains out of Sirius Group, including shares of OneBeacon. The amount paid at closing was based on an estimate of Sirius Group’s closing date tangible common shareholder’s equity. In the second quarter of 2016, White Mountains recorded $366.6 million of gain from sale of Sirius Group in discontinued operations in the statement of operations and $113.3 million in other comprehensive income from discontinued operations. In the third quarter of 2016, White Mountains recorded a $4.0 million reduction to the gain from sale of Sirius Group in discontinued operations as a result of the final true-up of Sirius Group's closing date tangible common shareholder's equity.
For the nine months ended September 30, 2016, White Mountains recorded a $4.3 million net loss from discontinued operations from Sirius Group and $32.0 million of other comprehensive income.
Through April 18, 2016, Sirius Group’s results are reported as discontinued operations and assets and liabilities held for sale within White Mountains’s GAAP financial statements. Assets held for sale did not include White Mountains’s investment in OneBeacon and certain other investments that are in the Sirius Group legal entities. As of December 31, 2015, the value of these investments, net of related tax effects, was $686.2 million, of which $528.6 million related to Symetra. Net income (loss) from discontinued operations does not include White Mountains’s net investment income and realized and unrealized investment gains and losses associated with these investments. For the nine months ended September 30, 2016, $3.7 million of net investment income and realized and unrealized investment gains and losses, net of related tax effects, that are included in the Sirius Group legal entities have been excluded from net income (loss) from discontinued operations. For the three and nine months ended September 30, 2015, $0.8 million and $3.5 million of net investment income and realized and unrealized investment gains and losses, net of related tax effects, that had been previously included in the Sirius Group legal entities have been excluded from net income (loss) from discontinued operations. As part of the sale of Sirius Group, White Mountains purchased Ashmere, a subsidiary formerly owned by Sirius Group. Ashmere was under an agreement to be sold as of September 30, 2016 and the sale was completed on October 12, 2016. As of September 30, 2016, Ashmere's assets and liabilities are presented as held for sale.

Tranzact
On June 9, 2016, White Mountains announced that it had entered into a definitive agreement for the sale of Tranzact to an affiliate of Clayton, Dubilier & Rice, LLC. On July 21, 2016, White Mountains completed the sale of Tranzact and received net proceeds of $221.3 million. During the three and nine months ended September 30, 2016, White Mountains recorded $51.9 million of gain from the sale of Tranzact in discontinued operations in the statement of operations. (See Note 2 - “Significant Transactions”).
Through July 21, 2016, Tranzact's results of operations are reported as discontinued operations and assets and liabilities held for sale within White Mountains's GAAP financial statements. For the stub period ended July 21, 2016 and the nine months ended September 30, 2016, White Mountains recorded a net loss from discontinued operations of $2.1 million and $2.6 million from Tranzact. For the three and nine months ended September 30, 2015, White Mountains recorded a net loss from discontinued operations of $7.7 million and $14.2 million from Tranzact. At September 30, 2016, White Mountains also recorded a liability of $2.8 million for escrow funds associated with the sale payable to the non-controlling interests.
White Mountains recognized a $14.0 million tax benefit in continuing operations related to the reversal of a valuation allowance that resulted from the gain on the sale of Tranzact recognized within discontinued operations. This tax benefit was recorded in continuing operations with an offsetting amount of net tax expense recorded in discontinued operations; $30.2 million of tax expense related to the valuation allowance reversal was recorded to gain from sale of Tranzact in discontinued operations and a $16.1 million tax benefit related to the valuation allowance reversal was recorded to net income (loss) from discontinued operations.

Star & Shield
SSIE voluntarily ceased writing new policies effective July 1, 2016 and will voluntarily cease renewing policies at a future date, subject to regulatory approval.  On August 19, 2016, White Mountains reached an agreement to sell Star & Shield and its investment in SSIE surplus notes to National General Holdings Corp. As a result, White Mountains has presented Star & Shield's and SSIE's assets and liabilities as held for sale as of September 30, 2016 and December 31, 2015.

OneBeacon Runoff
For the nine months ended September 30, 2015, White Mountains recorded $0.3 million to the gain from sale of discontinued operations related to an adjustment on the estimated loss on sale, which included the final settlement of certain post-closing items. For the three and nine months ended September 30, 2015, the net loss from discontinued operations relating to the Runoff Business, net of tax, was $0.1 million and $0.4 million. The transaction to sell the Runoff Business was completed in December 2014.

Esurance
For the three and nine months ended September 30, 2015, White Mountains recorded a net gain from the sale of discontinued operations of $10.3 million and $17.9 million, which primarily related to an installment payment from Allstate for the favorable development on loss reserves. (See Note 18 - “Contingencies”).

Summary of Reclassified Balances and Related Items

Net Assets Held for Sale
The following summarizes the assets and liabilities associated with business classified as held for sale. At December 31, 2015, amounts presented relate to Sirius Group, Tranzact, Star and Shield and SSIE. At September 30, 2016, the amounts presented relate to Star and Shield, SSIE and Ashmere, a subsidiary formerly owned by Sirius Group.

Millions	September 30, 2016	December 31, 2015
Assets held for sale
Fixed maturity investments, at fair value	$13.4	$2,383.5
Short-term investments, at amortized cost (which approximates fair value)	1.3	352.1
Common equity securities, at fair value	—	174.4
Other long-term investments	—	72.2
Total investments	14.7	2,982.2
Cash	3.8	150.1
Reinsurance recoverable on unpaid losses	.6	283.6
Reinsurance recoverable on paid losses	—	10.2
Insurance and reinsurance premiums receivable	2.0	326.6
Deferred acquisition costs	—	74.6
Deferred tax asset	—	303.1
Ceded unearned insurance and reinsurance premiums	—	87.7
Accounts receivable on unsettled investment sales	—	29.0
Goodwill and other intangible assets	5.2	330.5
Other assets	.7	212.8
Total assets held for sale	$27.0	$4,790.4
Liabilities held for sale
Loss and loss adjustment expense reserves	$6.0	$1,650.4
Unearned insurance and reinsurance premiums	1.6	344.3
Debt	—	506.4
Deferred tax liability	—	270.6
Accrued incentive compensation	—	64.2
Ceded reinsurance payable	(.5)	67.7
Funds held under reinsurance treaties	—	52.9
Other liabilities	.7	90.9
Total liabilities held for sale	7.8	3,047.4
Net assets held for sale	$19.2	$1,743.0

Net Income (Loss) from Discontinued Operations
The following summarizes the results of operations, including related income taxes associated with the business classified as discontinued operations. For the three and nine months ended September 30, 2016, the amounts presented relate to Sirius Group and Tranzact. For the three and nine months ended September 30, 2015, the amounts presented relate to Sirius Group, Tranzact, Esurance, and the OneBeacon's runoff business. The results of discontinued operations from Sirius Group and Tranzact up to the closing date of the transaction inure to White Mountains.

	Three Months Ended			Three Months Ended
	September 30, 2016			September 30, 2015
Millions	Sirius Group	Other Disc Ops	Total	Sirius Group	Other Disc Ops	Total
Revenues
Earned insurance premiums	$—	$—	$—	$202.8	$—	$202.8
Net investment income	—	—	—	10.5	—	10.5
Net realized and unrealized losses	—	—	—	(.9)	—	(.9)
Other revenue	—	14.8	14.8	1.8	38.5	40.3
Total revenues	—	14.8	14.8	214.2	38.5	252.7
Expenses
Loss and loss adjustment expenses	—	—	—	121.7	—	121.7
Insurance and reinsurance acquisition expenses	—	—	—	45.4	—	45.4
Other underwriting expenses	—	—	—	24.8	—	24.8
General and administrative expenses	—	16.2	16.2	9.4	45.3	54.7
Interest expense	—	.5	.5	6.6	1.0	7.6
Total expenses	—	16.7	16.7	207.9	46.3	254.2
Pre-tax (loss) income	—	(1.9)	(1.9)	6.3	(7.8)	(1.5)
Income tax expense (benefit)	—	15.9	15.9	(2.3)	—	(2.3)
Net income (loss) from discontinued operations	—	14.0	14.0	4.0	(7.8)	(3.8)
Net loss from sale of discontinued operations - Sirius	(4.0)	—	(4.0)	—	—	—
Net gain from sale of discontinued operations - Tranzact	—	51.9	51.9	—	—	—
Net gain from sale of discontinued operations - Esurance	—	—	—	—	10.3	10.3
Total (loss) income from discontinued operations	$(4.0)	$65.9	$61.9	$4.0	$2.5	$6.5
Change in foreign currency translation and other from discontinued operations	—	—	—	(18.5)	—	(18.5)
Comprehensive (loss) income from discontinued operations	$(4.0)	$65.9	$61.9	$(14.5)	$2.5	$(12.0)

	Nine Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2015
Millions	Sirius Group	Other Disc Ops	Total	Sirius Group	Other Disc Ops	Total
Revenues
Earned insurance premiums	$240.1	$—	$240.1	$623.3	$—	$623.3
Net investment income	14.4	—	14.4	28.6	—	28.6
Net realized and unrealized (losses) gains	(1.5)	—	(1.5)	31.4	—	31.4
Other revenue	.6	119.6	120.2	(20.2)	110.6	90.4
Total revenues	253.6	119.6	373.2	663.1	110.6	773.7
Expenses
Loss and loss adjustment expenses	154.9	—	154.9	311.3	—	311.3
Insurance and reinsurance acquisition expenses	59.0	—	59.0	135.5	—	135.5
Other underwriting expenses	30.9	—	30.9	78.0	—	78.0
General and administrative expenses	10.4	116.7	127.1	22.4	122.5	144.9
Interest expense	7.9	3.2	11.1	20.0	2.7	22.7
Total expenses	263.1	119.9	383.0	567.2	125.2	692.4
Pre-tax (loss) income	(9.5)	(.3)	(9.8)	95.9	(14.6)	81.3
Income tax benefit (expense)	3.1	13.8	16.9	(22.2)	—	(22.2)
Net (loss) income from discontinued operations	(6.4)	13.5	7.1	73.7	(14.6)	59.1
Net gain from sale of discontinued operations - Sirius	362.6	—	362.6	—	—	—
Net gain from sale of discontinued operations - Tranzact	—	51.9	51.9	—	—	—
Net gain from sale of discontinued operations - OneBeacon	—	—	—	—	.3	.3
Net gain from sale of discontinued operations - Esurance	—	—	—	—	17.9	17.9
Total income from discontinued operations	$356.2	$65.4	$421.6	$73.7	$3.6	$77.3
Change in foreign currency translation and other from discontinued operations	32.0	—	32.0	(62.1)	—	(62.1)
Change in foreign currency translation and other from sale of Sirius Group	113.3	—	113.3	—	—	—
Comprehensive income from discontinued operations	$501.5	$65.4	$566.9	$11.6	$3.6	$15.2

Net Change in Cash from Discontinued Operations
The following summarizes the net change in cash, including income tax (payment to) refund from national governments and interest paid associated with the business classified as discontinued operations:

	Nine Months Ended
	September 30,
(Millions)	2016	2015
Net cash (used for) provided from operations	$(16.2)	$22.7
Net cash provided from investing activities	213.3	2.8
Net cash (used for) provided from financing activities	(.2)	19.6
Effect of exchange rate changes on cash	—	(4.1)
Net change in cash during the period	196.9	41.0
Cash balances at beginning of period	150.1	116.6
Net change in cash held for sale	2.6	—
Cash sold as part of sale of consolidated subsidiaries	345.8	—
Cash balances at end of period	$3.8	$157.6
Supplemental cash flows information:
Interest paid	$(1.4)	$(28.1)
Net income tax payment to national governments	$(31.8)	$(30.3)

Earnings Per Share
Basic earnings per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities.  Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding. The following table outlines the computation of earnings per share for discontinued operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic and diluted earnings per share numerators (in millions):
Net income attributable to White Mountains’s common shareholders	$61.9	$6.5	$421.6	$77.3
Allocation of income for participating unvested restricted common shares(1)	(.9)	(.1)	(5.1)	(.9)
Net income attributable to White Mountains’s common shareholders, net of restricted common share amounts (2)	$61.0	$6.4	$416.5	$76.4
Basic earnings per share denominators (in thousands):
Total average common shares outstanding during the period	4,867.4	5,890.1	5,166.6	5,951.1
Average unvested restricted common shares(3)	(68.1)	(70.9)	(62.9)	(67.1)
Basic earnings per share denominator	4,799.3	5,819.2	5,103.7	5,884.0
Diluted earnings per share denominator (in thousands):
Total average common shares outstanding during the period(4)	4,879.4	5,890.1	5,174.8	5,951.1
Average unvested restricted common shares(3)	(68.1)	(70.9)	(62.9)	(67.1)
Diluted earnings per share denominator(4)	4,811.3	5,819.2	5,111.9	5,884.0
Basic earnings per share (in dollars):	$12.72	$1.09	$81.60	$12.98
Diluted earnings per share (in dollars):	$12.69	$1.09	$81.47	$12.98
(1) Restricted shares issued by White Mountains contain dividend participation features, and therefore, are considered participating securities.
(2) Net earnings attributable to White Mountains’s common shareholders, net of restricted share amounts, is equal to undistributed earnings for the three and nine months ended September 30, 2016 and 2015.
(3) Restricted common shares outstanding vest either in equal annual installments or upon a stated date. (See Note 15 - “Employee Share-Based Compensation Plans”).
(4) ) The diluted earnings per share denominator for the three and nine months ended September 30, 2016 includes the impact of 120,000 common shares issuable upon exercise of the non-qualified options outstanding, which results in 11,943 and 8,208 incremental shares outstanding over the periods.

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
The following summarizes significant legal contingencies, ongoing non-claims related litigation or arbitration as of September 30, 2016:

Sale of Sirius Group
On April 18, 2016, the Company completed the sale of Sirius Group to CMI pursuant a Stock Purchase Agreement dated as of July 24, 2015 (filed as an exhibit to the Company’s current report on Form 8-K on July 27, 2015, the (“Agreement”)). White Mountains has provided indemnification to CMI for certain representations and warranties made in the Agreement. Additionally, the final purchase price payable by CMI under the Agreement, which is based upon the tangible book value of Sirius Group at the closing date, was subject to a true-up process that was completed in the third quarter of 2016 and resulted in a reduction to the gain from sale of Sirius Group in discontinued operation of $4.0 million.

Sale of Esurance
On October 7, 2011, the Company completed the sale of its Esurance and Answer Financial subsidiaries (the “Transferred Subsidiaries”) to The Allstate Corporation (“Allstate”) pursuant to a Stock Purchase Agreement dated as of May 17, 2011 (filed as an exhibit to the Company’s current report on Form 8-K on May 18, 2011.  Subject to specified thresholds and limits, the Company remains contingently liable to Allstate for specified matters related to the pre-closing period, including (a) specified litigation matters, (b) losses of the Transferred Subsidiaries arising from extra-contractual claims and claims in excess of policy limits (“ECO/EPL losses”), (c) certain corporate reorganizations effected to remove entities from the Transferred Subsidiaries that were not being sold in the transaction, and (d) certain tax matters, including certain net operating losses being less than stated levels.  In addition, the Company retained 90% of positive or negative development in the loss reserves of the Transferred Subsidiaries as of the closing date (net of ECO/EPL losses) through December 31, 2014 (the “Reserve Settlement”). For the three and nine months ended September 30, 2015, White Mountains recorded a net gain from the sale of discontinued operations of $10.3 million and an additional $17.9 million related to the final settlement with Allstate for favorable development on loss reserves transferred in the sale of Esurance and Answer Financial. Since the closing of the transaction, White Mountains received a net amount of $28.3 million from Allstate, primarily related to the favorable development on loss reserves.

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
The Court granted an omnibus motion to dismiss the Noteholder Actions in September 2013 and the plaintiffs appealed. On March 29, 2016, a three judge panel of the U.S. Second Circuit Court of Appeals affirmed the dismissal of the Noteholders Action. On July 22, 2016, the Plaintiff's petition to the Second Circuit for reconsideration or for a rehearing en banc was denied in full. On September 9, 2016, the Plaintiffs filed for a writ of certiorari, seeking review in the United States Supreme Court.
        In addition, OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. This matter was consolidated for pretrial matters with the Noteholder Actions in the United States District Court for the Southern District of New York and was stayed pending the motion to dismiss in the Noteholder Action. An omnibus motion to dismiss the shareholder defendants in the Committee Action was filed in May 2014. No amount has been accrued in connection with this matter as of September 30, 2016, as the amount of loss, if any, cannot be reasonably estimated.

Note 19. OneBeacon Pension Plan

OneBeacon previously sponsored the OneBeacon qualified pension plan (the “Qualified Plan”). During the nine months ended September 30, 2016, the Qualified Plan finalized its termination by purchasing group annuity contracts from the Principal Financial Group (“Principal Financial”), and making lump sum distributions to Qualified Plan participants electing such payments, which eliminated the remaining Qualified Plan liability. In the third quarter of 2016, OneBeacon received a refund from Principal Financial related to the final settlement of the Qualified Plan and recognized a pre-tax settlement gain of $3.2 million. As of September 30, 2016, OneBeacon no longer has a projected benefit obligation with respect to the Qualified Plan. During 2016, OneBeacon transferred $47.1 million of excess invested assets from the Qualified Plan into the trust supporting the OneBeacon 401(k) Savings and Employee Stock Ownership Plan (“KSOP”), which OneBeacon determined to be the Qualified Replacement Plan (“QRP”). As of September 30, 2016, an additional $12.6 million of excess invested assets remain in the Qualified Plan trust for potential post-termination obligations of that plan, as approved in a private letter ruling from the IRS received in the first quarter of 2016. The invested assets related to both the Qualified Plan and the QRP are included in other assets and are accounted for at fair value with related income recognized in net other revenues (expenses).
OneBeacon continues to sponsor a non-qualified, non-contributory, defined benefit pension plan (“Non-qualified Plan”) covering certain employees who were employed as of December 31, 2001 and former employees who had met the eligibility requirements, as well as retirees. The Non-qualified Plan was frozen and curtailed in 2002, resulting in the pension benefit obligation being equal to the accumulated benefit obligation. The benefits are based primarily on years of service and employees’ compensation through December 31, 2002. OneBeacon’s funding policy is generally to contribute amounts to satisfy actual disbursements for the calendar year.

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
The following discussion also includes three non-GAAP financial measures - adjusted comprehensive income (loss), adjusted book value per share and total adjusted capital - that have been reconciled to their most comparable GAAP financial measures (see page 76).

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Overview
White Mountains ended the third quarter of 2016 with book value per share and adjusted book value per share of $798 and $802. Book value per share and adjusted book value per share both increased 2% and 15% for the third quarter and first nine months of 2016, including dividends. Comprehensive income attributable to common shareholders increased to $92 million and $592 million in the third quarter and first nine months of 2016 compared to comprehensive loss attributable to common shareholders of $74 million and $62 million in the third quarter and first nine months of last year. The results for the third quarter of 2016 were driven by an $82.1 million increase to book value and adjusted book value ($16 per share based on 5.028 million shares outstanding at July 21, 2016) from the sale of Tranzact recorded in the third quarter of 2016. The results for the first nine months of 2016 were also driven by a $90 increase to book value per share and adjusted book value per share (based on 5.357 million shares outstanding at April 18, 2016) from the $480 million gain on the sale of Sirius Group recorded in the second quarter of 2016. See Note 2 - “Significant Transactions”.
During the third quarter of 2016, White Mountains repurchased and retired 389,373 of its common shares for $319 million at an average share price of $820.17, or approximately 102% of White Mountains’s September 30, 2016 adjusted book value per share. Year-to-date through October 31, 2016, White Mountains has repurchased 1,094,795 common shares for a total of $878 million.
OneBeacon’s book value per share increased 3% and 10% for the third quarter and first nine months of 2016, including dividends. OneBeacon’s GAAP combined ratio was 96% and 98% for the third quarter and first nine months of 2016, compared to 99% and 96% for the third quarter and first nine months of last year. OneBeacon had no net loss reserve development in the third quarter of 2016 and 2 points of net unfavorable loss reserve development in the first nine months of 2016, while loss reserve development was not significant in the third quarter and first nine months of last year. The expense ratio was 37% for both the third quarter and first nine months of 2016, compared to 39% and 36% for the third quarter and first nine months of last year. The expense ratio for the third quarter of 2016 benefited from the impact of a $3 million reduction from the final settlement of OneBeacon’s qualified pension plan obligations. The increase in the expense ratio for the first nine months of 2016 compared to the first nine months of last year was primarily due to lower premium volume and changing business mix. The results for the first nine months of 2016 also included a $16 million tax benefit related to the settlement of IRS examinations for tax years 2007-2012.
White Mountains’s total net written premiums increased 11% to $335 million in the third quarter of 2016 and decreased 3% to $896 million in the first nine months of 2016. In the third quarter of 2015, OneBeacon exited its crop business, which reduced net written premiums by $36 million and $9 million in the third quarter and the first nine months of 2015. Excluding the exited crop business, White Mountains's net written premiums decreased 1% and 4% in the third quarter and first nine months of 2016 versus the comparable periods of 2015, reflecting persistent soft market conditions.
In the third quarter of 2016, BAM insured $3.0 billion of municipal bonds, $2.7 billion of which were in the primary market.  In the first nine months of 2016, BAM insured $8.5 billion of municipal bonds, $7.9 billion of which were in the primary market. As of September 30, 2016, BAM’s total claims paying resources were $629 million on total par insured of $30.5 billion. Total claims paying resources increased $28 million from December 31, 2015, reflecting positive cashflow. In the second quarter of 2016, Puerto Rico defaulted on more than $700 million of general obligation bonds. BAM has no exposure to Puerto Rico, as its underwriting guidelines exclude insuring territorial debts.
The GAAP total return on invested assets was 0.9% for the third quarter of 2016 compared to a return of -0.5% for the third quarter of 2015. The fixed income portfolio return for the third quarter of 2016 was just ahead of the longer duration Bloomberg Barclays U.S. Intermediate Aggregate Index. The portfolio of common equity securities and other long-term investments (including high-yield fixed maturity investments) return for the third quarter of 2016 was just behind the S&P 500 Index, primarily due to unfavorable performance from other long-term investments due to write downs to energy-exposed private equity funds, mostly offset by favorable performance of common equity securities in separate accounts managed by third party advisers and favorable mark-to market adjustments to the OneBeacon surplus notes.

The GAAP total return on invested assets was 3.3% for the first nine months of 2016 compared to a return of -0.3% for the first nine months of 2015. The fixed income portfolio return for the first nine months of 2016 underperformed the Bloomberg Barclays U.S. Intermediate Aggregate Index, primarily due to the short duration positioning of the portfolio as interest rates declined over the course of the nine month period. The portfolio of common equity securities and other long-term investments (including high-yield fixed maturity investments) return for the first nine months of 2016 underperformed the S&P 500 Index, primarily due to unfavorable performance in other long-term investments, partially offset by favorable mark-to market adjustments to the OneBeacon surplus notes. (See Summary of Investment Results on page 64).

Adjusted Book Value Per Share
The following table presents White Mountains’s adjusted book value per share and reconciles this non-GAAP measure to the most comparable GAAP measure. (See NON-GAAP FINANCIAL MEASURES on page 76).

	September 30, 2016	June 30, 2016	December 31, 2015	September 30, 2015
Book value per share numerators (in millions):
White Mountains’s common shareholders’ equity	$3,652.2	$3,875.2	$3,913.2	$3,745.5
Equity in net unrealized (gains) Symetra’s fixed maturity portfolio, net of applicable taxes	—	—	—	(5.5)
Future proceeds from options (1)	89.0	89.0	—	—
Adjusted book value per share numerator	$3,741.2	$3,964.2	$3,913.2	$3,740.0
Book value per share denominators (in thousands of shares):
Common shares outstanding	4,578.7	4,963.9	5,623.7	5,745.0
Unearned restricted shares	(31.8)	(33.2)	(25.0)	(31.4)
Options assumed issued (1)	120.0	120.0	—	—
Adjusted book value per share denominator	4,666.9	5,050.7	5,598.7	5,713.6
Book value per share	$797.65	$780.67	$695.84	$651.97
Adjusted book value per share	$801.66	$784.90	$698.95	$654.58
Year-to-date dividends paid per share	$1.00	$1.00	$1.00	$1.00
(1) Adjusted book value per share at September 30, 2016 and June 30, 2016 includes the impact of 120,000 non-qualified stock options exercisable for $742 per common share. Prior periods exclude the non-qualified stock options, which were anti-dilutive to book value.

Goodwill and Other Intangible Assets
The following table is a summary of goodwill and other intangible assets that are included in White Mountains’s adjusted book value as of September 30, 2016, December 31, 2015, and September 30, 2015:

Millions	September 30, 2016	December 31, 2015	September 30, 2015
Goodwill
MediaAlpha	$18.3	$18.3	$18.3
Wobi	5.8	5.8	5.8
Total goodwill	24.1	24.1	24.1
Other intangible assets
MediaAlpha	20.7	24.4	26.4
Wobi and other	14.5	6.9	7.5
Total other intangible assets	35.2	31.3	33.9
Total goodwill and other intangible assets (1)	59.3	55.4	58.0
Goodwill and other intangible assets held for sale	5.2	331.9	333.9
Goodwill and other intangible assets attributed to non-controlling interests	(19.0)	(136.4)	(138.1)
Goodwill and other intangible assets included in book value	$45.5	$250.9	$253.8
(1) See Note 6 - “Goodwill and Other Intangible Assets” for details of other intangible assets.

Review of Consolidated Results

White Mountains’s consolidated financial results for the three and nine months ended September 30, 2016 and 2015 follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2016	2015	2016	2015
Gross written premiums	$363.9	$370.9	$984.0	$1,086.4
Net written premiums	$334.8	$302.5	$895.5	$927.1
Revenues
Earned insurance premiums	$281.3	$284.9	$838.1	$896.0
Net investment income	22.5	16.8	59.6	42.6
Net realized and unrealized investment gains (losses)	26.4	(43.9)	84.0	(33.9)
Other revenue — other	34.8	38.3	110.8	114.4
Total revenues	365.0	296.1	1,092.5	1,019.1
Expenses
Losses and LAE	165.0	170.0	508.1	534.1
Insurance acquisition expenses	56.4	55.3	159.2	166.1
Other underwriting expenses	49.6	56.5	156.0	165.5
General and administrative expenses	67.2	94.7	221.0	223.7
General and administrative expenses—intangible asset amortization	3.0	2.6	9.4	7.9
Interest expense	3.8	3.9	12.4	10.8
Total expenses	345.0	383.0	1,066.1	1,108.1
Pre-tax income (loss) from continuing operations	20.0	(86.9)	26.4	(89.0)
Income benefit (expense)	6.7	1.6	22.4	(.8)
Net income (loss) from continuing operations	26.7	(85.3)	48.8	(89.8)
Net gain on sale of Tranzact, net of tax	51.9	—	51.9	—
Net (loss) gain on sale of Sirius Group, net of tax	(4.0)	—	362.6	—
Net gain on sale of other discontinued operations, net of tax	—	10.3	—	18.2
Net income (loss) from discontinued operations, net of tax	14.0	(3.8)	7.1	59.1
Equity in earnings of unconsolidated affiliates, net of tax	—	3.9	—	18.0
Net income (loss)	88.6	(74.9)	470.4	5.5
Net (income) loss attributable to non-controlling interests	3.1	16.0	(24.6)	24.2
Net income (loss) attributable to White Mountains’s common shareholders	91.7	(58.9)	445.8	29.7
Change in net unrealized gains (losses) from Symetra’s fixed maturity portfolio, net of tax	—	3.5	—	(29.4)
Change in foreign currency translation and pension liability, net of tax	.2	.1	.3	.3
Change in foreign currency translation and other from discontinued operations, net of tax	—	(18.5)	32.0	(62.1)
Change in foreign currency translation and other from sale of Sirius Group, net of tax	—	—	113.3	—
Comprehensive income (loss)	91.9	(73.8)	591.4	(61.5)
Comprehensive loss (income) attributable to non-controlling interests	.1	(.1)	.1	(.1)
Comprehensive income (loss) attributable to White Mountains’s common shareholders	92.0	(73.9)	591.5	(61.6)
Change in net unrealized (losses) gains from Symetra’s fixed maturity portfolio, net of tax	—	(3.5)	—	29.4
Adjusted comprehensive income (loss)	$92.0	$(77.4)	$591.5	$(32.2)

Consolidated Results - Three Months Ended September 30, 2016 versus Three Months Ended September 30, 2015
White Mountains’s total revenues increased 23% to $365 million in the third quarter of 2016, driven primarily by higher net realized and unrealized investment gains. Earned insurance premiums decreased 1% to $281 million, mostly reflecting actions taken in recent quarters to exit underperforming lines and accounts at OneBeacon. Net realized and unrealized investment gains increased to $26 million in the third quarter of 2016 compared to a loss of $44 million in the third quarter of 2015. Net investment income was $23 million in the third quarter of 2016 compared to $17 million in the third quarter of 2015 primarily due to a higher fixed maturity asset base. (See Summary of Investment Results on page 64).
White Mountains’s total expenses decreased 10% to $345 million in the third quarter of 2016.  Losses and LAE decreased by 3% in the third quarter of 2016, primarily from lower business volume at OneBeacon. Insurance acquisition expenses increased 2% in the third quarter of 2016, primarily from amounts ceded in the third quarter of 2015 related to OneBeacon's exit from its Crop Business. Other underwriting expenses decreased by 12% in the third quarter of 2016, driven by a $3 million reduction from the final settlement of OneBeacon's qualified pension plan obligations and lower business volume at OneBeacon. OneBeacon’s loss ratio decreased 1 point to 59% in the third quarter of 2016, driven by improved results in the Ocean Marine and Accident businesses in the third quarter of 2016 compared to the third quarter of 2015, partially offset by a reduction in the third quarter 2015 loss ratio from ceded loss and loss adjustment expenses related to the exit of the Crop Business that did not recur in the third quarter of 2016. OneBeacon’s expense ratio decreased 2 points to 37% in the third quarter of 2016, primarily due to a pre-tax gain of $3 million recorded in other underwriting expenses for the final settlement of OneBeacon's qualified pension plan obligations. See OneBeacon on page 55.
General and administrative expenses decreased 29% to $67 million in the third quarter of 2016 as higher compensation expenses, driven by the rising market price of White Mountains’s common shares during 2016, were more than offset by the impact from $36 million of incentive compensation expense recorded in the third quarter of 2015 related to the agreements to sell Sirius Group and Symetra.
White Mountains’s effective tax rate for the three months ended September 30, 2016 was (33.5)%. White Mountains’s income tax benefit related to pre-tax income from continuing operations for the three months ended September 30, 2016 was different from the U.S. statutory rate of 35% due to changes in forecasted earnings by jurisdiction used in determining interim tax expense. The rate was also impacted by a $14 million tax benefit recognized in continuing operations related to the reversal of a valuation allowance that resulted from income that was recognized within discontinued operations.

Consolidated Results - Nine Months Ended September 30, 2016 versus Nine Months Ended September 30, 2015
White Mountains’s total revenue increased 7% to $1,093 million in the first nine months of 2016, driven primarily by higher realized and unrealized investment gains and net investment income, partially offset by lower earned premiums. Net realized and unrealized investment gains increased to $84 million compared to a loss of $34 million in the first nine months of 2015. Net investment income was $60 million in the third quarter of 2016 compared to $43 million in the third quarter of 2015 primarily due to a higher fixed maturity asset base. (See Summary of Investment Results on page 64). Earned insurance premiums decreased by $58 million, or 6%, to $838 million, mostly reflecting actions taken in recent quarters to exit underperforming lines and accounts at OneBeacon.
White Mountains’s total expenses decreased 4% to $1,066 million in the first nine months of 2016.  Losses and LAE, insurance acquisition expenses and other underwriting expenses decreased by 5%, 4% and 6% in the first nine months of 2016, primarily from lower business volume at OneBeacon. OneBeacon’s loss ratio increased 1 point to 61% in the first nine months of 2016, primarily due to net unfavorable loss reserve development from its Healthcare and Programs businesses. OneBeacon’s expense ratio increased by 1 point to 37% compared to the first nine months of 2015, primarily from the adverse impact of lower business volume and increased commissions from changes in business mix that more than offset reduced salary and incentive compensation expense driven by headcount reductions. See OneBeacon on page 55.
General and administrative expenses decreased 1% to $221 million in the first nine months of 2016 driven by lower incentive compensation expenses.
White Mountains’s effective tax rate for the nine months ended September 30, 2016 was (84.9)%. White Mountains’s income tax benefit related to pre-tax income from continuing operations for the nine months ended September 30, 2016 was different from the U.S. statutory rate of 35% due to changes in forecasted earnings by jurisdiction used in determining interim tax expense. The rate was also impacted by $16 million from favorable settlements of OneBeacon's 2007-2009 and 2010-2012 IRS exams, and by a $14 million tax benefit recognized in continuing operations related to the reversal of a valuation allowance that resulted from income that was recognized within discontinued operations.

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
As a result of the Sirius Group and the Tranzact sales, the results of operations for Sirius Group and Tranzact have been classified as discontinued operations and are now presented separately, net of related income taxes, in the statement of comprehensive income. Prior year amounts have been reclassified to conform to the current period’s presentation. (See Note 17 - “Held for Sale and Discontinued Operations”).

OneBeacon

Financial results and GAAP ratios for OneBeacon for the three and nine months ended September 30, 2016 and 2015 follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2016	2015	2016	2015
Gross written premiums	$351.6	$358.8	$948.1	$1,053.0
Net written premiums	$324.1	$292.9	$865.2	$901.2

Earned insurance premiums	$277.9	$281.4	$827.9	$887.3
Net investment income	11.8	12.4	38.3	33.0
Net realized and unrealized investment gains (losses)	15.5	(29.9)	56.8	(29.7)
Other revenue	1.8	3.9	3.5	(.4)
Total revenues	307.0	267.8	926.5	890.2
Losses and LAE	162.8	167.5	501.3	527.9
Insurance acquisition expenses	55.1	53.8	154.8	161.2
Other underwriting expenses	49.4	56.4	155.6	165.2
General and administrative expenses	3.2	3.4	10.0	11.0
General and administrative expenses—intangible asset amortization	.3	.3	.9	1.0
Interest expense	3.3	3.2	9.8	9.7
Total expenses	274.1	284.6	832.4	876.0
Pre-tax income (loss)	$32.9	$(16.8)	$94.1	$14.2

GAAP ratios:
Losses and LAE	59%	60%	61%	60%
Expense	37%	39%	37%	36%
Combined	96%	99%	98%	96%

The following table presents OneBeacon’s book value per share:

(Millions, except per share amounts)	September 30, 2016	June 30, 2016	December 31, 2015	September 30, 2015
OneBeacon book value per share:
OneBeacon’s common shareholders’ equity	$1,031.7	$1,022.2	$1,000.9	$1,000.4
OneBeacon common shares outstanding	94.3	94.3	95.1	95.3
OneBeacon book value per common share (1)	$10.93	$10.83	$10.53	$10.50
(1) OneBeacon declared and paid a regular quarterly dividend of $.21 per common share in each of the first three quarters of 2016 and each quarter during 2015.

OneBeacon ended the third quarter of 2016 with a book value per share of $10.93, an increase of 2.9% and 10.0% for the third quarter and first nine months of 2016, including dividends. The increase in book value for the first nine months of 2016 included a $16 million tax benefit related to the settlement of IRS examinations for tax years 2007-2012.

OneBeacon Results—Three Months Ended September 30, 2016 versus Three Months Ended September 30, 2015
OneBeacon’s GAAP combined ratio was 96% for the third quarter of 2016 compared to 99% for the third quarter of 2015. The loss ratio decreased by 1 point to 59% in the third quarter of 2016 compared to the third quarter of last year, driven by improved results in the Ocean Marine and Accident businesses in the third quarter of 2016 compared to the third quarter of last year, partially offset by a reduction in the third quarter 2015 loss ratio from ceded loss and loss adjustment expenses related to the exit of the Crop Business that did not recur in the third quarter of 2016 (see "Crop Exit" below). Loss reserve development was not significant in either the third quarter of 2016 or the third quarter of 2015. The expense ratio decreased by 2 points to 37% in the third quarter of 2016 compared to the third quarter of 2015, driven by a pre-tax gain of $3 million recorded in other underwriting expenses for the final settlement of OneBeacon's qualified pension plan obligations. The expense ratio was also lower for the third quarter of 2016 compared to last year due to lower salary expense from headcount reductions, partially offset by the impact of lower premium volume and changing business mix. In addition, the expense ratio for the third quarter of 2015 was adversely impacted from ceding earned premiums in connection with the exit of the Crop Business.
OneBeacon’s net written premiums increased 11% to $324 million in the third quarter of 2016. In the third quarter of 2015, OneBeacon exited its crop business, which reduced net written premiums by $36 million in the third quarter of 2015. Excluding the exited crop business, net written premiums decreased 1% in the third quarter of 2016 compared to the third quarter of 2015, primarily due to reduced written premiums in OneBeacon’s Programs ($9 million) and Entertainment ($8 million) businesses mostly offset by growth in many of OneBeacon's other lines of business.
Reinsurance protection.  OneBeacon purchases reinsurance in order to minimize loss from large risks or catastrophic events. OneBeacon also purchases individual property reinsurance coverage for certain risks to reduce large loss volatility through property-per-risk excess of loss reinsurance programs and individual risk facultative reinsurance. OneBeacon also maintains excess of loss casualty reinsurance programs that provide protection for individual risks or catastrophe losses involving workers’ compensation, general liability, automobile liability, professional liability or umbrella liability. The availability and cost of reinsurance protection is subject to market conditions, which are outside of management’s control. Limiting risk of loss through reinsurance arrangements serves to mitigate the impact of large losses; however, the cost of this protection in an individual period may exceed the benefit.
OneBeacon’s net combined ratio was higher than the gross combined ratio by 3 points for the third quarter of 2016 as a result of the cost of the reinsurance programs more than offsetting the benefits from ceded losses. OneBeacon's net combined ratio for the third quarter of 2015 was lower than the gross combined ratio by 7 points as a result of the impact in the quarter of entering into the 100% quota share reinsurance agreement related to the Crop Business.

OneBeacon Results—Nine Months Ended September 30, 2016 versus Nine Months Ended September 30, 2015
OneBeacon’s GAAP combined ratio was 98% for the first nine months of 2016 compared to 96% for the first nine months of 2015. The loss ratio increased 1 point to 61% due to the net unfavorable loss reserve development related to OneBeacon’s Healthcare business described below, as well as the Other Professional Lines and Programs businesses, partially offset by favorable loss reserve development in its Technology, Accident and Financial Services businesses. Loss reserve development was not significant in the first nine months of 2015. The expense ratio increased by 1 point to 37% compared to the first nine months of 2015, primarily from the adverse impact of lower business volume and increased commissions from changes in business mix that more than offset reduced salary and incentive compensation expense driven by headcount reductions.
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
OneBeacon’s net written premiums decreased 4% to $865 million in the first nine months of 2016. During 2015, OneBeacon exited its crop business, which reduced net written premiums by $9 million in the first nine months of 2015. Excluding the exited crop business, net written premiums decreased 5% in the first nine months of 2016 compared to the first nine months of 2015, primarily due to reduced written premiums in OneBeacon’s Programs ($20 million), Healthcare ($17 million) and Entertainment ($17 million) businesses.

Reinsurance protection.  OneBeacon’s net combined ratio was higher than the gross combined ratio by 4 points for the first nine months of 2016 and 1 point for the first nine months of 2015. In both periods, the net combined ratio was higher than the gross combined ratio as a result of the cost of the reinsurance programs more than offsetting the benefits from ceded losses.
In the first nine months of 2016, OneBeacon also completed the termination of its qualified pension plan, fully eliminating the associated liabilities from its balance sheet, and recognized after-tax income of $2 million. (See Note 19 - “OneBeacon Pension Plan”).
Crop Exit. On July 31, 2015, OneBeacon exited its multiple peril crop insurance (“MPCI”) and its related crop-hail business (collectively, “Crop Business”) as its exclusive managing general agency, Climate Crop Insurance Agency (“CCIA”), exited the business through a sale of the agency to an affiliate of AmTrust Financial Services, Inc. (“AmTrust”). AmTrust reinsured OneBeacon’s remaining net Crop Business exposure for the 2015 reinsurance year. As a result of this transaction, OneBeacon has no material net exposure related to the Crop Business. For the three months ended September 30, 2015, OneBeacon recorded ceded written premiums of $36 million, ceded earned premiums of $17 million, ceded loss and loss adjustment expenses of $15 million and ceded insurance acquisition expenses of $3 million as a result of the transaction. OneBeacon also received a payment of $3 million in connection with the termination of its agreement with CCIA, which has been recorded in other revenue.

HG Global/BAM

The following table presents the components of pre-tax income included in White Mountains’s HG Global/BAM segment related to the consolidation of HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$9.2	$—	$9.2
Assumed (ceded) written premiums	6.2	(6.2)	—	—
Net written premiums	$6.2	$3.0	$—	$9.2

Earned insurance premiums	$1.2	$.3	$—	$1.5
Net investment income	.6	1.7	—	2.3
Net investment income - BAM Surplus Notes	4.5	—	(4.5)	—
Net realized and unrealized investment losses	(.3)	(1.6)	—	(1.9)
Other revenue	—	.4	—	.4
Total revenues	6.0	.8	(4.5)	2.3
Insurance acquisition expenses	.2	.6	—	.8
Other underwriting expenses	—	.1	—	.1
General and administrative expenses	.6	9.3	—	9.9
Interest expense—BAM Surplus Notes	—	4.5	(4.5)	—
Total expenses	.8	14.5	(4.5)	10.8
Pre-tax income (loss)	$5.2	$(13.7)	$—	$(8.5)
Supplemental information:
Member Surplus Contributions (1)	$—	$11.5	$—	$11.5

	Three Months Ended September 30, 2015
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$7.0	$—	$7.0
Assumed (ceded) written premiums	5.2	(5.2)	—	—
Net written premiums	$5.2	$1.8	$—	$7.0

Earned insurance premiums	$.6	$.3	$—	$.9
Net investment income	.5	1.1	—	1.6
Net investment income - BAM Surplus Notes	4.0	—	(4.0)	—
Net realized and unrealized investment gains	.6	1.7	—	2.3
Other revenue	—	.2	—	.2
Total revenues	5.7	3.3	(4.0)	5.0
Insurance acquisition expenses	.1	.4	—	.5
Other underwriting expenses	—	.1	—	.1
General and administrative expenses	.4	9.4	—	9.8
Interest expense—BAM Surplus Notes	—	4.0	(4.0)	—
Total expenses	.5	13.9	(4.0)	10.4
Pre-tax income (loss)	$5.2	$(10.6)	$—	$(5.4)
Supplemental information:
Member Surplus Contributions (1)	$—	$8.8	$—	$8.8

	Nine Months Ended September 30, 2016
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$24.9	$—	$24.9
Assumed (ceded) written premiums	18.0	(18.0)	—	—
Net written premiums	$18.0	$6.9	$—	$24.9

Earned insurance premiums	$3.1	$1.0	$—	$4.1
Net investment income	1.6	5.1	—	6.7
Net investment income - BAM Surplus Notes	13.4	—	(13.4)	—
Net realized and unrealized investment gains	2.3	6.5	—	8.8
Other revenue	—	.8	—	.8
Total revenues	20.4	13.4	(13.4)	20.4
Insurance acquisition expenses	.6	1.9	—	2.5
Other underwriting expenses	—	.3	—	.3
General and administrative expenses	1.4	28.1	—	29.5
Interest expense—BAM Surplus Notes	—	13.4	(13.4)	—
Total expenses	2.0	43.7	(13.4)	32.3
Pre-tax income (loss)	$18.4	$(30.3)	$—	$(11.9)
Supplemental information:
Member Surplus Contributions (1)	$—	$28.2	$—	$28.2

	Nine Months Ended September 30, 2015
Millions	HG Global	BAM	Eliminations	Total
Gross written premiums	$—	$17.8	$—	$17.8
Assumed (ceded) written premiums	13.3	(13.3)	—	—
Net written premiums	$13.3	$4.5	$—	$17.8

Earned insurance premiums	$1.7	$.6	$—	$2.3
Net investment income	1.4	2.9	—	4.3
Net investment income - BAM Surplus Notes	11.9	—	(11.9)	—
Net realized and unrealized investment gains	.3	2.8	—	3.1
Other revenue	—	.5	—	.5
Total revenues	15.3	6.8	(11.9)	10.2
Insurance acquisition expenses	.3	1.8	—	2.1
Other underwriting expenses	—	.3	—	.3
General and administrative expenses	1.2	26.3	—	27.5
Interest expense—BAM Surplus Notes	—	11.9	(11.9)	—
Total expenses	1.5	40.3	(11.9)	29.9
Pre-tax income (loss)	$13.8	$(33.5)	$—	$(19.7)
Supplemental information:
Member Surplus Contributions (1)	$—	$20.3	$—	$20.3
(1) Member Surplus Contributions are recorded directly to BAM's equity, which is recorded as non-controlling interest on White Mountains's balance sheet.

HG Global/BAM Results—Three Months Ended September 30, 2016 versus Three Months Ended September 30, 2015
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
In the third quarter of 2016, BAM insured $3.0 billion of municipal bonds, $2.7 billion of which were in the primary market, compared to $2.2 billion of municipal bonds, $2.0 billion of which were in the primary market, insured in the third quarter of 2015. The average total premium (including both risk premiums and Member Surplus Contributions), weighted by insured par, of insurance provided by BAM in the primary markets in the third quarter of 2016 was 64 basis points, up from 62 basis points in the third quarter of 2015. Gross written premiums and Member Surplus Contributions totaled $21 million for the third quarter of 2016, compared to $16 million for the third quarter of 2015.
As a mutual insurance company that is owned by its members, BAM’s results do not affect White Mountains’s book value per share and adjusted book value per share. However, White Mountains is required to consolidate BAM’s results in its GAAP financial statements and its results are attributed to non-controlling interests.
HG Global reported GAAP pre-tax income of $5 million in both the third quarter of 2016 and the third quarter of last year. Results for the third quarter of 2016 were driven by $5 million of interest income on the BAM Surplus Notes. The interest income on the BAM Surplus Notes was $4 million in the third quarter of 2015. The variable rate was set at 3.54% and 3.15% as of September 30, 2016 and December 31, 2015.
White Mountains reported $14 million of GAAP pre-tax loss from BAM in the third quarter of 2016, compared to $11 million in the third quarter of 2015. Results for the third quarter of 2016 were driven by $5 million of interest expense on the BAM Surplus Notes and $9 million of operating expenses, compared to $4 million interest expense and $9 million of operating expenses in the third quarter of 2015. The increase in pre-tax loss in the third quarter of 2016 was primarily due to lower investment results. BAM’s statutory net loss was $8 million in both the third quarter of 2016 and the third quarter of last year.

HG Global/BAM Results—Nine Months Ended September 30, 2016 versus Nine Months Ended September 30, 2015
In the first nine months of 2016, BAM insured $8.5 billion of municipal bonds, $7.9 billion of which were in the primary market, compared to $7.8 billion of municipal bonds, $7.3 billion of which were in the primary market, insured in the first nine months of 2015. The average total premium (including both risk premiums and Member Surplus Contributions), weighted by insured par, of insurance provided by BAM in the primary markets in the first nine months of 2016 was 59 basis points, up from 44 basis points in the first nine months of 2015. Gross written premiums and Member Surplus Contributions totaled $53 million for the first nine months of 2016, compared to $38 million for the first nine months of 2015.
HG Global reported GAAP pre-tax income of $18 million in the first nine months of 2016, compared to $14 million in the first nine months of 2015. Results for the first nine months of 2016 were driven by $13 million of interest income on the BAM Surplus Notes, compared to $12 million of interest income in the first nine months of 2015. The increase in the interest income is due to the increase in the variable rate of the BAM Surplus Notes which is set annually. The variable rate was set at 3.54% and 3.15% as of September 30, 2016 and December 31, 2015. The increase in pre-tax income in the first nine months of 2016 compared to prior year was primarily due to higher realized and unrealized investment gains and higher earned premiums.
White Mountains reported $30 million of GAAP pre-tax loss from BAM in the first nine months of 2016, compared to $34 million in the first nine months of 2015. Results for the first nine months of 2016 were driven by $13 million of interest expense on the BAM Surplus Notes and $28 million of operating expenses, compared to $12 million interest expense and $26 million of operating expenses in the first nine months of 2015. The decrease in pre-tax loss in the first nine months of 2016 compared to prior year was primarily due to higher net investment income and higher realized and unrealized investment gains partially offset by higher general and administrative expenses. BAM’s statutory net loss was $24 million in both the first nine months of 2016 and the first nine months of 2015.
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
As of September 30, 2016, BAM’s claims paying resources increased 5% to $629 million from December 31, 2015. The increase was primarily driven by $28 million of Member Surplus Contributions and a $18 million increase in the HG Re collateral trusts, partially offset by BAM’s first nine months of 2016 statutory net loss of $24 million.
The following table presents BAM’s total claims paying resources as of September 30, 2016 and December 31, 2015:

Millions	As of September 30, 2016	As of December 31, 2015
Policyholders’ surplus	$432.8	$437.2
Contingency reserve	19.9	12.4
Qualified statutory capital	452.7	449.6
Net unearned premiums	18.8	12.5
Present value of future installment premiums	3.3	2.6
Collateral trusts	154.2	136.6
Claims paying resources	$629.0	$601.3

As of September 30, 2015, BAM’s claims paying resources increased 2% to $593 million from December 31, 2014. The increase was primarily driven by $20 million of Member Surplus Contributions and a $12 million increase in the HG Re collateral trusts, partially offset by BAM’s first nine months of 2015 statutory net loss of $24 million. The following table presents BAM’s total claims paying resources as of September 30, 2015 and December 31, 2014:

Millions	As of September 30, 2015	As of December 31, 2014
Policyholders’ surplus	$438.6	$448.7
Contingency reserve	10.1	4.7
Qualified statutory capital	448.7	453.4
Net unearned premiums	10.6	6.4
Present value of future installment premiums	1.8	1.4
Collateral trusts	131.5	120.0
Claims paying resources	$592.6	$581.2

The following table presents amounts from HG Global, which includes HG Re and its other wholly-owned subsidiaries, and BAM that are contained within White Mountains’s consolidated balance sheet as of September 30, 2016 and December 31, 2015:

	As of September 30, 2016
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total
Assets
Fixed maturity investments	$139.4	$426.8	$—	$566.2
Short-term investments	17.3	52.2	—	69.5
Total investments	156.7	479.0	—	635.7
Cash	2.1	17.5	—	19.6
BAM Surplus Notes	503.0	—	(503.0)	—
Accrued interest receivable on BAM Surplus Notes	103.6	—	(103.6)	—
Other assets	11.6	38.7	(1.0)	49.3
Total assets	$777.0	$535.2	$(607.6)	$704.6

Liabilities
BAM Surplus Notes(1)	$—	$503.0	$(503.0)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	103.6	(103.6)	—
Preferred dividends payable to White Mountains’s subsidiaries(3)	168.7	—	—	168.7
Preferred dividends payable to non-controlling interests	5.6	—	—	5.6
Other liabilities	55.2	67.5	(1.0)	121.7
Total liabilities	229.5	674.1	(607.6)	296.0

Equity
White Mountains’s common shareholders’ equity	530.7	—	—	530.7
Non-controlling interests	16.8	(138.9)	—	(122.1)
Total equity	547.5	(138.9)	—	408.6
Total liabilities and equity	$777.0	$535.2	$(607.6)	$704.6

	As of December 31, 2015
Millions	HG Global	BAM	Eliminations and Segment Adjustment	Total Segment
Assets
Fixed maturity investments	$130.6	$417.0	$—	$547.6
Short-term investments	5.6	43.3	—	48.9
Total investments	136.2	460.3	—	596.5
Cash	.1	15.8	—	15.9
BAM Surplus Notes	503.0	—	(503.0)	—
Accrued interest receivable on BAM Surplus Notes	90.2	—	(90.2)	—
Other assets	9.5	26.8	(.8)	35.5
Total assets	$739.0	$502.9	$(594.0)	$647.9
Liabilities
BAM Surplus Notes(1)	$—	$503.0	$(503.0)	$—
Accrued interest payable on BAM Surplus Notes(2)	—	90.2	(90.2)	—
Preferred dividends payable to White Mountains’s subsidiaries(3)	135.4	—	—	135.4
Preferred dividends payable to non-controlling interests	4.3	—	—	4.3
Other liabilities	41.5	49.7	(.8)	90.4
Total liabilities	181.2	642.9	(594.0)	230.1
Equity
White Mountains’s common shareholders’ equity	540.7	—	—	540.7
Non-controlling interests	17.1	(140.0)	—	(122.9)
Total equity	557.8	(140.0)	—	417.8
Total liabilities and equity	$739.0	$502.9	$(594.0)	$647.9

(1)	Under GAAP, the BAM Surplus Notes are classified as debt by the issuer. Under U.S. Statutory accounting, they are classified as Surplus.

(2)
Under GAAP, interest accrues daily on the BAM Surplus Notes. Under U.S. Statutory accounting, interest is not accrued on the BAM Surplus Notes until it has been approved for payment by insurance regulators.

(3)	Dividends on HG Global preferred shares payable to White Mountains's subsidiaries are eliminated in White Mountains's consolidated financial statements.

The following table presents the gross par value of policies priced and closed by BAM for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2016	2015	2016	2015
Gross par value of primary market policies priced	$2,291.3	$2,228.6	$8,020.7	$7,760.3
Gross par value of secondary market policies priced	249.0	298.3	600.6	481.6
Total gross par value of market policies priced	2,540.3	2,526.9	8,621.3	8,241.9

Less: Gross par value of policies priced yet to close	(428.8)	(762.6)	(428.8)	(762.7)
Gross par value of policies closed that were previously priced	861.8	469.2	298.6	379.6
Total gross par value of market policies closed	$2,973.3	$2,233.5	$8,491.1	$7,858.8

Other Operations

A summary of White Mountains’s financial results from its Other Operations segment for the three and nine months ended September 30, 2016 and 2015 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2016	2015	2016	2015
Earned insurance premiums	$1.9	$2.6	$6.1	$6.4
Net investment income	8.4	2.8	14.6	5.3
Net realized and unrealized investment gains (losses)	12.8	(16.3)	18.4	(7.3)
Other revenue	32.6	34.2	106.5	114.3
Total revenues	55.7	23.3	145.6	118.7
Loss and loss adjustment expenses	2.2	2.5	6.8	6.2
Insurance acquisition expenses	.5	1.0	1.9	2.8
Other underwriting expenses	.1	—	.1	—
General and administrative expenses	54.1	81.5	181.5	185.2
General and administrative expenses—amortization of intangible assets	2.7	2.3	8.5	6.9
Interest expense	.5	.7	2.6	1.1
Total expenses	60.1	88.0	201.4	202.2
Pre-tax loss	$(4.4)	$(64.7)	$(55.8)	$(83.5)

Other Operations Results—Three Months Ended September 30, 2016 versus Three Months Ended September 30, 2015
White Mountains’s Other Operations segment reported pre-tax loss of $4 million in the third quarter of 2016, compared to $65 million in the third quarter of 2015. The lower pre-tax loss for the third quarter of 2016 was driven by improved investment results and lower incentive compensation expenses. White Mountains’s Other Operations segment reported $13 million of net realized and unrealized investment gains in the third quarter of 2016 compared to net realized and unrealized investment losses of $16 million in the third quarter of 2015. White Mountains’s Other Operations segment reported $8 million of net investment income in the third quarter of 2016 compared to net investment income of $3 million in the third quarter of 2015, driven by improved investment results combined with a higher investable asset base resulting primarily from the sale of Sirius Group. (See Summary of Investment Results on page 64). General and administrative expenses decreased in the third quarter of 2016 compared to the third quarter of last year, as higher compensation expenses driven by the rising market price of White Mountains’s common shares during 2016 were more than offset by the impact from $36 million of incentive compensation expense recorded in the third quarter of 2015 related to the agreements to sell Sirius Group and Symetra.

Other Operations Results—Nine Months Ended September 30, 2016 versus Nine Months Ended September 30, 2015
White Mountains’s Other Operations segment reported pre-tax loss of $56 million in the first nine months of 2016, compared to $84 million in the first nine months of 2015. The lower pre-tax loss for the first nine months of 2016 was driven by improved investment results and lower incentive compensation expenses. White Mountains’s Other Operations segment reported net realized and unrealized investment gains of $18 million in the first nine months of 2016 compared to net realized and unrealized investment losses of $7 million in the first nine months of 2015. White Mountains’s Other Operations segment reported $15 million of net investment income in the first nine months of 2016 compared to net investment income of $5 million in the first nine months of 2015, driven by improved investment results combined with a higher investable asset base resulting primarily from the sale of Sirius Group. (See Summary of Investment Results on page 64). The decrease in other revenue was driven by a $20 million transaction gain from the sale of Hamer LLC recognized in the second quarter of 2015 that did not recur in the second quarter of 2016. General and administrative expenses decreased in the third quarter of 2016 compared to the third quarter of last year, as higher compensation expenses driven by the rising market price of White Mountains's common shares during 2016 were more than offset by the impact from $36 million of incentive compensation expense recorded in the third quarter of 2015 related to the agreements to sell Sirius Group and Symetra.
WM Life Re reported pre-tax loss of $2 million in the first nine months of 2016 compared to $4 million of losses in the first nine months of 2015. WM Life Re has completed its run-off as all of its contracts matured as of June 30, 2016.
During the nine months ended September 30, 2016, White Mountains wrote down its investment in Star & Shield surplus notes, which reduced book value per share by approximately $4. White Mountains consolidates the issuer of the surplus notes, Star & Shield Insurance Exchange. As a result, the impact of the write down is eliminated in pre-tax income. However, the write down resulted in a $21 million decrease to White Mountains’s book value and a corresponding increase to non-controlling interest equity.

Discontinued Operations

Sirius Group
On April 18, 2016, White Mountains completed the sale of Sirius Group to CMI for approximately $2.6 billion. $161.8 million of this amount was used to purchase certain assets to be retained by White Mountains out of Sirius Group, including shares of OneBeacon. The amount paid at closing was based on an estimate of Sirius Group’s closing date tangible common shareholder’s equity. In the second quarter of 2016, White Mountains reported a $480 million increase to book value and adjusted book value per share (based on 5.357 million shares outstanding at April 18, 2016). In the third quarter of 2016, White Mountains recorded a $4.0 million reduction to the gain from sale of Sirius Group in discontinued operations as a result of the final true-up of Sirius Group's closing date tangible common shareholder's equity. (See Note 2 - “Significant Transactions”).
As a result of the transaction, Sirius Group’s results have been reported as discontinued operations within White Mountains’s GAAP financial statements. Sirius Group’s results inured to White Mountains until the closing date of the transaction. (See Note 17 - “Held for Sale and Discontinued Operations”).

Tranzact Sale
On June 9, 2016, White Mountains announced that it had entered into a definitive agreement for the sale of Tranzact to an affiliate of Clayton, Dubilier & Rice, LLC. On July 21, 2016, White Mountains completed the sale of Tranzact and received net proceeds of $221 million. In the third quarter of 2016 White Mountains reported an $82.1 million increase to book value and adjusted book value ($16 per share based on 5.028 million shares outstanding at July 21, 2016) from the sale of Tranzact recorded in the third quarter of 2016. (See Note 2 - “Significant Transactions”).
As a result of the transaction, Tranzact's results have been reported as discontinued operations. For the three and nine months ended September 30, 2016 White Mountains reported Tranzact's net loss from discontinued operations of $2 million and $3 million. For the three and nine months ended September 30, 2015 White Mountains reported Tranzact's net loss from discontinued operations of $8 million and $14 million. As of December 31, 2015, Tranzact’s assets and liabilities were reported as held for sale within White Mountains’s GAAP financial statements.

Esurance
White Mountains recognized $10 million and $18 million net gain on sale of discontinued operations during the three and nine months ended September 30, 2015, which primarily related to an installment payment from Allstate for the favorable development on loss reserves. (See Note 18 - “Contingencies”).

II. Summary of Investment Results

White Mountains’s total operations investment results include continuing operations and discontinued operations. During the third quarter of 2015, White Mountains signed a definitive agreement to sell Sirius Group, which closed on April 18, 2016. Sirius Group’s results inured to White Mountains through the closing date of the transaction.
During the third quarter of 2016, White Mountains established a portfolio of high-yield fixed maturity investments. Given the risk profile of these investments, White Mountains’s management believes that the returns associated with the high-yield fixed maturity investments are more appropriately included with the returns from common equity securities and other long-term investments instead of with returns associated with short-term investments and investment grade fixed maturity investments. See “NON-GAAP FINANCIAL MEASURES” on page 76.
For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a better comparison to benchmark returns, while all dollar amounts are presented net of management fees and trading expenses.  A summary of White Mountains’s consolidated total operations’ pre-tax investment results, including returns from discontinued operations, for the three and nine months ended September 30, 2016 and 2015 follows:
Gross investment returns and benchmark returns

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Short-term investments	0.1%	(0.3)%	0.7%	(0.8)%
Investment grade fixed maturity investments	0.4%	0.4%	3.1%	0.6%
High-yield fixed maturity investments	1.0%	N/A	1.0%	N/A
Total GAAP fixed income investments:	0.4%	0.3%	2.9%	0.4%
Total fixed income investments, excluding high-yield fixed maturity investments:
In U.S. dollars	0.4%	0.3%	2.9%	0.4%
In local currencies	0.4%	0.5%	2.6%	1.2%
Bloomberg Barclays U.S. Intermediate Aggregate Index	0.3%	1.1%	4.1%	1.7%

Common equity securities	4.9%	(6.9)%	5.2%	(2.8)%
Other long-term investments	2.6%	(1.8)%	6.4%	(5.3)%
Total GAAP common equity securities and other long-term investments:	3.9%	(5.1)%	5.6%	(4.0)%
Total common equity securities, other long-term investments and high-yield fixed maturity investments:
In U.S. dollars	3.5%	(5.1)%	5.4%	(4.0)%
In local currencies	3.5%	(5.1)%	5.1%	(3.8)%
S&P 500 Index (total return)	3.9%	(6.4)%	7.8%	(5.3)%

Total consolidated portfolio:
In U.S. dollars	0.9%	(0.5)%	3.3%	(0.3)%
In local currencies	0.9%	(0.4)%	3.1%	0.4%

 Investment Returns—Three and Nine Months Ended September 30, 2016 versus Three and Nine Months Ended September 30, 2015
White Mountains’s GAAP pre-tax total return on invested assets was 0.9% and 3.3% for the third quarter and first nine months of 2016, which included 0.2% from foreign currency gains for the first nine months of 2016. Foreign currency did not meaningfully impact the third quarter of 2016. White Mountains’s GAAP pre-tax total return on invested assets was -0.5% and -0.3% for the third quarter and first nine months of 2015, which included -0.1% and -0.7% from foreign currency losses, respectively.

Fixed income results
White Mountains maintains a high-quality, short-duration fixed income portfolio. As of September 30, 2016, the fixed income portfolio duration, including short-term investments but excluding high-yield fixed maturity investments, was approximately 2.0 years, compared to 2.2 years as of December 31, 2015 and 2.1 years as of September 30, 2015. Including high-yield fixed maturity investments, duration was approximately 2.2 years as of September 30, 2016.
Excluding high-yield fixed maturity investments, the fixed income portfolio returned 0.4% and 2.9% for the third quarter and first nine months of 2016, outperforming the longer duration Bloomberg Barclays U.S. Intermediate Aggregate Index return of 0.3% for the third quarter of 2016 and underperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index return of 4.1% for the first nine months of 2016. The underperformance relative to the benchmark for the first nine months of 2016 was primarily attributable to the short duration positioning of the portfolio as interest rates declined over the course of the nine month period. The fixed income portfolio returned 0.3% and 0.4% for the third quarter and first nine months of 2015, underperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index return of 1.1% and 1.7% for the comparable periods as interest rates declined in both periods.

Common equity securities, other long-term investments, and high-yield fixed maturity investments results
White Mountains maintains a portfolio of common equity securities, other long-term investments, including hedge funds, private equity funds, direct investments in privately held common and convertible securities and the OneBeacon surplus notes, and high-yield fixed maturity investments. White Mountains’s management believes that prudent levels of investments in common equity securities, other long-term investments and high-yield fixed maturity investments are likely to enhance long-term after-tax total returns.
White Mountains’s portfolio of common equity securities, other long-term investments and high-yield fixed maturity investments represented approximately 19%, 23%, and 15% of total GAAP invested assets as of September 30, 2016, December 31, 2015, and September 30, 2015.
The portfolio of common equity securities, other long-term investments and high-yield fixed maturity investments returned 3.5% and 5.4% for the third quarter and first nine months of 2016. These results underperformed the S&P 500 Index returns of 3.9% and 7.8% for the comparable periods. The underperformance relative to the S&P 500 Index for the third quarter and first nine months of 2016 was primarily attributable to unfavorable performance in other long-term investments, which were impacted by write-downs in energy-exposed private equity funds, partially offset by favorable mark-to-market adjustments to the OneBeacon surplus notes. The portfolio of common equity securities, other long-term investments and high-yield fixed maturity investments returned -5.1% and -4.0% for the third quarter and first nine months of 2015, outperforming the S&P 500 Index return of -6.4% and -5.3% for the comparable periods. The outperformance for the third quarter of 2015 was primarily due to the impact of other long-term investments, which tend to outperform indices in a down equity market, while the outperformance for the first nine months of 2015 was driven by favorable publicly traded common equity securities results during the first half of 2015.
White Mountains has established relationships with third party registered investment advisers to manage publicly-traded common equity securities and convertibles. The largest of these relationships have been with Prospector Partners LLC (“Prospector”), Lateef Investment Management (“Lateef”) and Silchester International Investors (“Silchester”). During the second quarter of 2015, White Mountains instructed Prospector to liquidate its separate account portfolios and redeemed its investments in the hedge funds managed by Prospector and reallocated a portion of the proceeds into passive equity investment vehicles (ETFs). White Mountains has since terminated its investment management agreements with Prospector.  White Mountains continues to have publicly-traded common equity securities actively managed by Lateef and Silchester.
White Mountains invests in ETFs that seek to provide investment results that, before expenses, generally correspond to the performance of the S&P 500, Russell 1000 and Russell 1000 Value Indices. As of September 30, 2016 and December 31, 2015, White Mountains had $113.2 million and $355.8 million invested in ETFs, respectively. The following summarizes White Mountains’s investments in ETFs by exposure to each index:

Millions	Total	Total
Index	September 30, 2016	December 31, 2015
S&P 500	$113.2	$297.3
Russell 1000 Value	—	40.8
Russell 1000	—	17.7
Total	$113.2	$355.8

During the third quarter and first nine months of 2016 and 2015, the ETFs essentially earned the effective index return, before expenses, over the period in which White Mountains was invested in each respective fund.

The Lateef separate account is a highly concentrated portfolio of mid-cap and large-cap growth companies. Lateef is a growth at a reasonable price manager focused on investing in high return businesses at reasonable valuations. Lateef uses a bottom up, fundamental research-driven investment process that is focused on absolute returns, low turnover and a long-term investment horizon. As a highly concentrated portfolio of approximately 20 positions, relative performance to the S&P 500 Index return is often driven, positively or negatively, by individual positions, especially in the short-term. The Lateef separate account returned 5.0% and 2.6% for the third quarter and first nine months of 2016, outperforming the S&P 500 Index return of 3.9% for the third quarter of 2016 and underperforming the S&P 500 Index return of 7.8% for the first nine months of 2016. The Lateef separate account returned -7.5% and -3.8% for the third quarter and first nine months of 2015, underperforming the S&P 500 Index return of -6.4% for the third quarter of 2015 and outperforming the S&P 500 Index return of -5.3% for the first nine months of 2015.
White Mountains has an investment in the Calleva Trust, an open-ended unit trust established as an Undertaking for Collective Investment in Transferable Securities (“UCITS”) under the European Communities Regulations that is managed by Silchester. Silchester invests primarily in value-oriented non-U.S. equity securities. Silchester’s investment strategy focuses on companies with low market multiples of earnings, cash flow, asset value or dividends. In U.S. dollars, the Silchester portfolio returned 6.7% and 5.5% for the third quarter and first nine months of 2016, outperforming the S&P 500 Index returns of 3.9% for the quarter and underperforming the S&P 500 Index return of 7.8% for the first nine months of 2016. In local currencies, the Silchester portfolio returned 6.5% and 1.7% for the third quarter and first nine months of 2016, outperforming the MCSI EAFE Index return of 6.0% and -1.6% for the comparable periods. In U.S. dollars, the Silchester portfolio returned -9.6% and -1.9% for the third quarter and first nine months of 2015, underperforming the S&P 500 Index return of -6.4% for the third quarter of 2015 and outperforming the S&P 500 Index return of -5.3% for the first nine months of 2015. In local currencies, the Silchester portfolio returned -8.0% and 1.9% for the third quarter and first nine months of 2015, outperforming the MCSI EAFE Index returns of -9.0% and -1.0% for the comparable periods.
White Mountains maintains a portfolio of other long-term investments that consists primarily of hedge funds, private equity funds, direct investments in privately held common and convertible securities, the OneBeacon surplus notes, and various other investments in limited partnerships. As of September 30, 2016, approximately 42% of these other long-term investments were in private equity funds, with a general emphasis on narrow, sector-focused funds, and hedge funds, with a general emphasis on long-short equity funds.
White Mountains’s other long-term investments portfolio returned 2.6% and 6.4% for the third quarter and first nine months of 2016, underperforming the S&P 500 Index returns of 3.9% and 7.8% and outperforming the HFRX Equal Weighted Strategies Index returns of 2.3% and 2.5% for the comparable periods. The portfolio’s mixed results versus the benchmarks for the third quarter and first nine months of 2016 was primarily attributable to write-downs in energy-exposed private equity funds and favorable mark-to-market adjustments to the OneBeacon surplus notes resulting primarily from changes in credit spreads. White Mountains’s other long-term investments returned -1.8% and -5.3% for the third quarter and first nine months of 2015, outperforming the S&P 500 Index return of -6.4% and the HFRX Equal Weighted Strategies Index return of -2.4% for the third quarter of 2015 but underperforming the HFRX Equal Weighted Strategies Index return of -0.9% for the first nine months of 2015. The portfolio’s outperformance relative to the HRFX Equal Weighted Strategies Index return for the third quarter of 2015 was primarily attributable to improved results in certain private equity funds. The portfolio’s underperformance relative to the benchmark returns for the first nine months of 2015 was primarily due to White Mountains’s investment in TaClaro Holdings B.V., which wrote-off $7 million relating to its underlying investment in TaCerto.com, as well as unfavorable results from a long/short credit and distressed hedge fund and certain energy exposed private equity funds.
During the third quarter of 2016, White Mountains established a new relationship with Principal Global Investors, LLC (“Principal”), a third party registered investment adviser, to manage a relatively concentrated portfolio of high-yield fixed maturity investments. The Principal separate account is invested in issuers of U.S. dollar denominated publicly traded and 144A debt securities issued by corporations with generally at least one rating between "B-" and “BB+” inclusive by Standard and Poor's or similar ratings from other rating agencies. The fair value of the high-yield fixed maturity investments was approximately $215 million as of September 30, 2016. From its inception in late July through the end of the third quarter of 2016, the high-yield fixed maturity investments returned 1.0%, outperforming the S&P 500 Index return of 0.5% over the comparable period.

Foreign Currency Translation
The majority of White Mountains’s exposure to foreign currency exchange rate risk was eliminated when Sirius Group was sold to CMI on April 18, 2016. As of September 30, 2016, White Mountains’s remaining net foreign currency exchange rate risk is approximately $100 million and relates to Wobi, equity securities managed by Silchester and certain other long-term investments.

Investment in Symetra Common Shares
During the third quarter of 2015, Symetra announced that it entered into a definitive merger agreement with Sumitomo Life Insurance Company (“Sumitomo Life”) pursuant to which Sumitomo Life would acquire all of the outstanding shares of Symetra. Following the announcement and Symetra shareholders’ November 5, 2015 meeting to approve the transaction, White Mountains relinquished its representation on Symetra’s board of directors. As a result, White Mountains changed its accounting for Symetra common shares from the equity method to fair value. The carrying value per Symetra share used in the calculation of White Mountains’s adjusted book value per share was $31.77 at December 31, 2015. On February 1, 2016, Symetra closed its definitive merger agreement with Sumitomo Life and White Mountains received proceeds of $658 million, or $32 per common share. White Mountains recognized $4.7 million in pre-tax net investment gains associated with Symetra during the first nine months of 2016.

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
On July 21, 2016, White Mountains completed the sale of Tranzact Holdings, LLC to an affiliate of Clayton, Dubilier & Rice, LLC and received net proceeds of $221 million.
Through the first ten months of 2016, White Mountains repurchased 1,094,795 of its common shares for $878 million.
As of October 31, 2016, White Mountains had approximately $1.8 billion of undeployed capital. Going forward, White Mountains expects to gradually return capital to shareholders while exploring new investment opportunities.

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

OneBeacon:
OneBeacon’s top-tier regulated U.S. insurance operating subsidiary, Atlantic Specialty Insurance Company (“ASIC”), has the ability to pay dividends to its immediate parent without the prior approval of regulatory authorities in an amount set by formula based on the lesser of (i) adjusted net investment income, as defined by statute, or (ii) 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. Based upon the formula above, most recently calculated as of June 30, 2016, ASIC currently has the ability to pay $6 million of dividends without the prior approval of regulatory authorities. ASIC did not pay any dividends during the third quarter of 2016 and paid $27 million of dividends to its immediate parent during the first nine months of 2016. As of June 30, 2016, ASIC had $604 million of statutory surplus and $43 million of earned surplus.
During 2016, Split Rock has the ability to pay dividends or make distributions without the prior approval of regulatory authorities, subject to meeting all appropriate liquidity and solvency requirements, of up to $37 million, which is equal to 15% of its December 31, 2015 statutory capital and surplus. As of December 31, 2015, Split Rock had $250 million of statutory capital and surplus. During the first nine months of 2016, Split Rock paid $25 million of dividends to its immediate parent.
During the first nine months of 2016, OneBeacon’s unregulated insurance operating subsidiaries paid $5 million of dividends to their immediate parent. As of September 30, 2016, OneBeacon’s unregulated insurance operating subsidiaries had $63 million of net unrestricted cash, short-term investments and fixed maturity investments and $72 million of other long-term investments, consisting of the OneBeacon Surplus Notes.
During the first nine months of 2016, OneBeacon Ltd. paid $59 million of regular quarterly dividends to its common shareholders. White Mountains received $45 million of these dividends.
As of September 30, 2016, OneBeacon Ltd. and its intermediate holding company subsidiaries had $90 million of net unrestricted cash, short-term investments and fixed maturity investments and $12 million of common equity securities outside of its regulated and unregulated insurance operating subsidiaries.

HG Global/BAM:
At September 30, 2016, HG Global had $619 million face value of preferred shares outstanding, of which White Mountains owned 96.9%. Holders of the HG Global preferred shares receive cumulative dividends at a fixed annual rate of 6.0% on a quarterly basis, when and if declared by HG Global. HG Global did not declare or pay any preferred dividends in the first nine months of 2016. As of September 30, 2016, HG Global has accrued $174 million of dividends payable to holders of its preferred shares, $169 million of which is payable to White Mountains and eliminated in consolidation.
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

Other Operations:
During the first nine months of 2016, White Mountains contributed $15 million to WM Advisors. During the first nine months of 2016, WM Advisors did not pay any dividends to its immediate parent. At September 30, 2016, WM Advisors had $18 million of net unrestricted cash, short-term investments and fixed maturity investments.
During the first nine months of 2016, White Mountains paid a $5 million common share dividend. At September 30, 2016, the Company and its intermediate holding company subsidiaries had $1,747 million of net unrestricted cash, short-term investments and fixed maturity investments, $236 million of common equity securities and $80 million of other long-term investments included in its Other Operations segment.

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

The following table illustrates White Mountains’s consolidated insurance float position as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
($ in millions)	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Loss and LAE reserves	$1,362.0	$6.0	$1,368.0	$1,389.8	$1,650.4	$3,040.2
Unearned insurance and reinsurance premiums	674.1	1.6	675.7	610.5	344.3	954.8
Ceded reinsurance payable	28.2	(.5)	27.7	29.9	67.8	97.7
Funds held under insurance and reinsurance contracts	156.2	—	156.2	137.8	53.0	190.8
Deferred tax on safety reserve (1)	—	—	—	—	279.2	279.2
Insurance liabilities	2,220.5	7.1	2,227.6	2,168.0	2,394.7	4,562.7

Cash in regulated insurance and reinsurance subsidiaries	$68.2	$—	$68.2	$43.9	$129.2	$173.1
Reinsurance recoverable on paid and unpaid losses	185.8	.6	186.4	193.5	293.8	487.3
Insurance and reinsurance premiums receivable	264.6	2.0	266.6	220.3	326.6	546.9
Funds held by ceding entities	—	—	—	—	90.6	90.6
Deferred acquisition costs	109.6	—	109.6	107.6	74.6	182.2
Ceded unearned insurance and reinsurance premiums	35.1	—	35.1	29.5	87.7	117.2
Insurance assets	663.3	2.6	665.9	594.8	1,002.5	1,597.3

Insurance float	$1,557.2	$4.5	$1,561.7	$1,573.2	$1,392.2	$2,965.4
Insurance float as a multiple of total capital	0.4x	N/A	0.4x	0.3x	N/A	0.6x
Insurance float as a multiple of White Mountains’s common shareholders’ equity	0.4x	N/A	0.4x	0.4x	N/A	0.8x
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

During the first nine months of 2016, insurance float from continuing operations decreased by $16 million, primarily due to a highly competitive market and strategic underwriting decisions that resulted in a slight contraction of OneBeacon’s insurance operations.

Financing

The following table summarizes White Mountains’s capital structure as of September 30, 2016 and December 31, 2015:

($ in millions)	September 30, 2016	December 31, 2015
WTM Bank Facility	$—	$50.0
OBH Senior Notes, carrying value	273.1	272.9
OneBeacon Bank Facility	—	—
MediaAlpha Bank Facility, carrying value	15.4	14.7
Total debt in continuing operations	288.5	337.6
Debt included in discontinued operations (1)	—	506.4
Total debt	288.5	844.0
Non-controlling interest—OneBeacon Ltd.	247.0	245.6
Non-controlling interest—SIG Preference Shares	—	250.0
Non-controlling interests—other, excluding mutuals and reciprocals	36.9	115.2
Total White Mountains’s common shareholders’ equity	3,652.2	3,913.2
Total capital	4,224.6	5,368.0

Total debt to total capital	7%	16%
(1) See Note 17 - “Held for Sale and Discontinued Operations”.

Management believes that White Mountains has the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. However, White Mountains can provide no assurance that, if needed, it would be able to obtain additional debt or equity financing on satisfactory terms, if at all.
On August 14, 2013, White Mountains entered into a revolving credit facility with a syndicate of lenders administered by Wells Fargo Bank, N.A., which has a total commitment of $425 million and has a maturity date of August 14, 2018 (the “WTM Bank Facility”). During the nine months ended September 30, 2016, White Mountains borrowed an additional $350 million and repaid $400 million under the WTM Bank Facility at a blended interest rate of 3.85%. As of September 30, 2016, the WTM Bank Facility was undrawn.
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
On September 29, 2015, OneBeacon Ltd. and OneBeacon U.S. Holdings, Inc. (“OBH”), as co-borrowers and co-guarantors, entered into a revolving credit facility administered by U.S. Bank N.A. and also including BMO Harris Bank N.A., which has a total commitment of $65 million and has a maturity date of September 29, 2019 (the “OneBeacon Bank Facility”).  As of September 30, 2016, the OneBeacon Bank Facility was undrawn.
The OneBeacon Bank Facility contains various affirmative, negative and financial covenants which White Mountains considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards.

On July 23, 2015, MediaAlpha entered into a secured credit facility with Opus Bank, which has a total commitment of $20 million and has a maturity date of July 23, 2019 (the “MediaAlpha Bank Facility”).  The MediaAlpha Bank Facility consists of a $14 million term loan facility and a revolving loan facility for $5 million, which had an outstanding balance of $2 million as of September 30, 2016. During the nine months ended September 30, 2016, MediaAlpha repaid $1 million under the term loan facility and borrowed $3 million and repaid $1 million under the revolving loan facility. The MediaAlpha Bank Facility carries a variable interest rate that is based on the Prime Rate, as published by the Wall Street Journal, plus a spread of 1.5% as of September 30, 2016.
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

Covenant Compliance
At September 30, 2016, White Mountains was in compliance with all of the covenants under all of its debt instruments and expects to remain in compliance for the foreseeable future.

Share Repurchases
White Mountains’s board of directors has authorized the Company to repurchase its common shares from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. As of September 30, 2016, White Mountains may repurchase an additional 402,938 shares under these board authorizations. In addition, from time to time White Mountains has also repurchased its common shares through tender offers that were separately approved by its board of directors.
The following table presents common shares repurchased by the Company by quarter and year-to-date through October for both 2015 and 2016. The table also compares the average price per share to the adjusted book value per share for the comparable periods, both with and without transaction gains.

				Average price per share as % of
					Adjusted book
			Average		value per share,
	Shares	Cost	price	Adjusted book	including estimated
Dates	Repurchased	(millions)	per share	value per share (1)	transaction gains (2)

1st quarter 2016	228,688	$172.7	$755.36	107%	95%
2nd quarter 2016	463,276	374.7	808.76	103%	101%
3rd quarter 2016	389,373	319.4	820.17	102%	N/A
Year-to-date September 30, 2016	1,081,337	866.8	801.57	100%	N/A
October 2016	13,458	11.1	824.48	103%	N/A
Year-to-date October 31, 2016 (3)	1,094,795	$877.9	$801.86	100%	N/A

1st quarter 2015	17,520	$11.1	$631.56	95%	N/A
2nd quarter 2015	33,168	21.6	652.03	97%	N/A
3rd quarter 2015	215,540	159.2	738.51	113%	95%
Year-to-date September 30, 2015	266,228	191.9	720.70	110%	92%
October 2015	58,837	44.3	753.72	115%	97%
Year-to-date October 31, 2015 (3)	325,065	$236.2	$726.68	111%	93%
(1) Average price per share is expressed as a percentage of White Mountains's adjusted book value per share as of March 31, 2016 for the first quarter 2016, June 30, 2016 for the second quarter 2016 and September 30, 2016 for all other 2016 periods presented and as of March 31, 2015 for the first quarter 2015, June 30, 2015 for the second quarter 2015 and September 30, 2015 for all other 2015 periods presented.
(2) For the 3rd quarter, October and year-to-date periods of 2015 and the first quarter 2016, adjusted book value per share includes the gain from sale of Sirius Group. For the second quarter of 2016, adjusted book value per share includes the gain from sale of Tranzact.
(3) Includes 8,022 and 10,802 common shares repurchased by the Company during the first ten months of 2016 and 2015 to satisfy employee income tax withholding pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not reduce the board authorization referred to above.

OneBeacon
In 2007, OneBeacon’s board authorized management to repurchase up to $200 million of OneBeacon’s Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. Since the inception of this authorization, OneBeacon has repurchased and retired 6.7 million of its Class A common shares. During the first nine months of 2016, OneBeacon repurchased 850,349 of its common shares under the share repurchase authorization for $11 million at an average share price of $12.42. No shares were repurchased under the share repurchase authorization during the first nine months of 2015. The amount of authorization remaining is $75 million as of September 30, 2016.
During the first nine months of 2016 and 2015, OneBeacon also repurchased 64,981 and 112,051 common shares for $1 million and $2 million to satisfy employee income tax withholding, pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not reduce the board authorization referred to above.

Cash Flows

Detailed information concerning White Mountains’s cash flows during the three months ended September 30, 2016 and 2015 follows:

Cash flows from continuing operations for the nine months ended September 30, 2016 and September 30, 2015
Net cash (used)/provided from continuing operations was $(126) million in the first nine months of 2016 and $65 million in the first nine months of 2015. The decrease in cash flow from continuing operations was driven by (i) a decrease at OneBeacon, due primarily to higher incentive compensation payments and lower premium collections, (ii) the settlement of certain liabilities and transaction costs in connection with the Sirius Group and Tranzact sales, and (iii) an increase in incentive compensation payments in the Other Operations segment in the first nine months of 2016 relative to the first nine months of 2015. White Mountains does not believe these trends will have a meaningful impact on its future liquidity or its ability to meet its future cash requirements.

Cash flows from investing and financing activities for the nine months ended September 30, 2016
Financing and Other Capital Activities
During the first nine months of 2016, the Company declared and paid a $5 million cash dividend to its common shareholders.
During the first nine months of 2016, the Company repurchased and retired 1,081,337 of its common shares for $867 million, which included 8,022 common shares repurchased under employee benefit plans.
During the first nine months of 2016, White Mountains borrowed a total of $350 million and repaid a total of $400 million under the WTM Bank Facility.
During the first nine months of 2016, OneBeacon Ltd. declared and paid $59 million of cash dividends to its common shareholders. White Mountains received a total of $45 million of these dividends.
During the first nine months of 2016, OneBeacon Ltd. repurchased and retired 850,349 shares of its Class A common stock for $11 million.
During the first nine months of 2016, HG Global raised $6 million of additional capital through the issuance of preferred shares, 97% of which were purchased by White Mountains. HG Global used $3 million of the proceeds to repay and cancel an internal credit facility with White Mountains.
During the first nine months of 2016, BAM received $28 million in surplus contributions from its members.
During the first nine months of 2016, MediaAlpha paid $2 million of dividends, of which $1 million was paid to White Mountains. During the first nine months of 2016, MediaAlpha repaid $1 million of the term loan portion and borrowed $3 million and repaid $1 million under the revolving loan portion of the MediaAlpha Bank Facility.
During the first nine months of 2016, WM Life Re returned $73 million of capital to White Mountains.
During the first nine months of 2016, White Mountains contributed $15 million to WM Advisors.

Acquisitions and Dispositions
On January 7, 2016, Wobi settled its acquisition of the remaining share capital of Cashboard for NIS 16 million (approximately $4 million based upon the foreign exchange spot rate at the date of acquisition).
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
On April 27, 2016 and August 26, 2016, White Mountains purchased NIS 16 million (approximately $4 million) and NIS 12 million (approximately $3 million) of convertible preferred shares of Wobi, increasing its ownership share to 96.7% on a fully converted basis.
On July 21, 2016, White Mountains completed the sale of Tranzact and received net proceeds of $221 million.
On August 4, 2016, White Mountains purchased 110,461 common shares of Buzzmove for GBP 4 million (approximately $5 million) and 54,172 shares of newly issued convertible preferred shares for GBP 2 million (approximately $3 million), representing a 70.9% ownership share of Buzzmove on a fully converted basis.

Cash flows from investing and financing activities for the nine months ended September 30, 2015
Financing and Other Capital Activities
During the first nine months of 2015, the Company declared and paid a $6 million cash dividend to its common shareholders.
During the first nine months of 2015, the Company repurchased and retired 266,228 of its common shares for $192 million, which included 10,802 common shares repurchased under employee benefit plans and 13,500 common shares repurchased in connection with the Company's redemption of its interests in Prospector Offshore Fund, Ltd.
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

Acquisitions and Dispositions
On February 23, 2015, Wobi acquired 56.2% of the outstanding share capital of Cashboard for NIS 10 million (approximately $2 million).
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
As of September 30, 2016, approximately 91% of the investment portfolio (including investments in discontinued operations) recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturity securities, primarily investments in U.S. Treasuries, common equity securities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturity securities including debt securities issued by corporations, municipal obligations, mortgage and asset-backed securities, foreign government, agency and provisional obligations and preferred stock. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Investments valued using Level 2 inputs also include certain ETFs that track U.S. stock indices such as the S&P 500 but are traded on foreign exchanges and that management values using the fund’s published NAV to account for the difference in market close times. Level 3 fair value estimates based upon unobservable inputs include White Mountains’s investments in surplus notes, as well as certain investments in fixed maturity investments, common equity securities and other long-term investments where quoted market prices are unavailable or are not considered reasonable.
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

In the third quarter of 2016, White Mountains purchased high-yield fixed maturity investments, which are U.S. dollar denominated publicly traded and 144A debt securities issued by corporations with generally at least one rating between "B-" and “BB+” inclusive by Standard and Poor's or similar ratings from other rating agencies. Given the risk profile of these investments, White Mountains has included returns on high-yield fixed maturity investment returns with returns on common equity securities and other long-term investments. A reconciliation of these returns follows:

	September 30, 2016
Common equity securities and other long-term investment returns	GAAP return	Include: Impact of return on high-yield fixed maturity investments(1)	Reported return

Quarter-to-date	3.9%	(0.4)%	3.5%
Year-to-date	5.6%	(0.2)%	5.4%

	September 30, 2016
Fixed maturity investment returns	GAAP return	Exclude: Impact of return on high-yield fixed maturity investments(1)	Reported return

Quarter-to-date	0.4%	—%	0.4%
Year-to-date	2.9%	—%	2.9%
(1) High-yield fixed maturity investments returned 1.0% for the third quarter of 2016.

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
There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 30, 2016.

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
The Court granted an omnibus motion to dismiss the Noteholder Actions in September 2013 and plaintiffs appealed. On March 29, 2016, a three judge panel of the U.S Second Circuit Court of Appeals affirmed the dismissal of the Noteholders Action. On July 22, 2016, the Plaintiff's petition to the Second Circuit for reconsideration or for a rehearing en banc was denied in full. On September 9, 2016, the Plaintiffs filed for a writ of certiorari, seeking review in the United States Supreme Court.
        In addition, OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. This matter was consolidated for pretrial matters with the Noteholder Actions in the United States District Court for the Southern District of New York and was stayed pending the motion to dismiss in the Noteholder Action. An omnibus motion to dismiss the shareholder defendants in the Committee Action was filed in May 2014. No amount has been accrued in connection with this matter as of September 30, 2016, as the amount of loss, if any, cannot be reasonably estimated.

Item 1A. Risk Factors.

There have been no material changes to any of the risk factors previously disclosed the Registrant’s 2015 Annual Report on Form 10-K.

Item 2.	Issuer Purchases of Equity Securities.

Months	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
July 1-July 31, 2016	32,983	$819.67	32,983	759,328
August 1-August 31, 2016	29,810	$822.36	29,810	729,518
September 1-September 30, 2016	326,580	$820.01	326,580	402,938
Total	389,373	$820.17	389,373	402,938
(1) White Mountains’s board of directors has authorized the Company to repurchase its common shares, from time to time, subject to market conditions. The repurchase authorizations do not have a stated expiration date. As of September 30, 2016, White Mountains may repurchase an additional 402,938 shares under these board authorizations.

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
The following financial information from White Mountains’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL: (i) Consolidated Balance Sheets, September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations and Comprehensive Income, Three and Nine Months Ended September 30, 2016 and 2015; (iii) Consolidated Statements of Changes in Equity, Nine Months Ended September 30, 2016 and 2015; (iv) Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2016 and 2015; and (v) Notes to Consolidated Financial Statements. *

*	Included herein
**	Not included as an exhibit as the information is contained elsewhere within this report. See Note 11 - “Earnings Per Share” of the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITE MOUNTAINS INSURANCE GROUP, LTD.
(Registrant)

Date:	November 2, 2016	By: /s/ J. Brian Palmer
J. Brian Palmer
Managing Director and Chief Accounting Officer